Form 10-K
period 2008-12-31
E TRADE FINANCIAL CORP
filed 2009-02-26
CIK 1015780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission File Number 1-11921

E*TRADE Financial Corporation

(Exact Name of Registrant as Specified in its Charter)

Delaware	94-2844166
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

135 East 57th Street, New York, New York 10022

(Address of Principal Executive Offices and Zip Code)

(646) 521-4300

(Registrant’s Telephone Number, including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act:

(Title of each class and Name of exchange on which registered)

Common Stock—$0.01 par value—NASDAQ

Securities Registered Pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasonal issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

At June 30, 2008, the aggregate market value of voting stock, comprised of the registrant’s common stock and shares exchangeable into common stock, held by nonaffiliates of the registrant was approximately $1.4 billion (based upon the closing price for shares of the registrant’s common stock as reported by the NASDAQ Global Select Market on that date). Shares of common stock held by each officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares outstanding of the registrant’s common stock as of February 23, 2009: 572,045,762

DOCUMENTS INCORPORATED BY REFERENCE

Definitive Proxy Statement relating to the Company’s 2009 Annual Meeting of Shareholders, to be filed hereafter (incorporated into Part III hereof).

E*TRADE FINANCIAL CORPORATION

FORM 10-K ANNUAL REPORT

For the Year Ended December 31, 2008

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

OVERVIEW

E*TRADE Financial Corporation is a financial services company that provides online brokerage and related products and services primarily to individual retail investors, under the brand “E*TRADE Financial.” Our products and services include investor-focused banking, primarily sweep deposits and savings products, and asset gathering. Our competitive strategy is to attract and retain customers by emphasizing low-cost, ease of use and innovation, with delivery of our products and services primarily through online and technology-intensive channels.

Our corporate offices are located at 135 East 57th Street, New York, New York 10022. We were incorporated in California in 1982 and reincorporated in Delaware in July 1996. We have approximately 3,400 employees. We operate directly and through numerous subsidiaries many of which are overseen by governmental and self-regulatory organizations. Our most significant subsidiaries are described below:

•

E*TRADE Bank is a Federally chartered savings bank that provides investor-focused banking services to retail customers nationwide and deposit accounts insured by the Federal Deposit Insurance Corporation (“FDIC”);

•	E*TRADE Capital Markets, LLC (“ETCM”) is a registered broker-dealer and market-maker;

•

E*TRADE Clearing LLC is the clearing firm for our brokerage subsidiaries and is a wholly-owned operating subsidiary of E*TRADE Bank. Its main purpose is to transfer securities from one party to another; and

•	E*TRADE Securities LLC is a registered broker-dealer and the primary provider of brokerage services to our customers.

A complete list of our subsidiaries can be found in Exhibit 21.1.

We provide services primarily to customers in the U.S. through our website at www.etrade.com. We also offer, either alone or with our partners, branded retail websites outside of the U.S. the most significant of which are: Denmark, Estonia, Finland, France, Germany, Hong Kong, Iceland, the Netherlands, Norway, Singapore, Sweden, the United Arab Emirates and the United Kingdom.

In addition to our websites, we also provide services through our network of customer service representatives, relationship managers and investment advisors. We provide these services over the phone or in person through our 29 E*TRADE Financial Centers. Information on our website is not a part of this report.

STRATEGY

Our strategy is to profitably grow our retail customer franchise and mitigate the risks associated with our balance sheet. We plan to grow our retail customer franchise by offering online brokerage and related products and services, including investor-focused banking and asset gathering products and services. We believe we can accomplish this growth by appealing to retail investors, especially customers of traditional brokerages, who are attracted to our low-cost, easy to use and innovative capabilities.

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

DISPOSITIONS AND EXIT ACTIVITIES

A key component of our strategy in 2008 was to exit and/or restructure certain non-core operations. We believe we made considerable progress toward achieving this long-term goal by selling our Canadian brokerage business, selling our equity shares in IL&FS Investsmart, Ltd.(1) (“Investsmart”) and exiting our retail mortgage lending business, which was our last remaining loan origination channel.

PRODUCTS AND SERVICES

We offer a wide range of products and services to assist our customers with their financial needs. Our primary retail products and services consist of:

•

Brokerage—includes automated order placement and execution of U.S. and international equities, currencies, futures, options, exchange-traded funds, mutual funds and bonds. We also offer quick transfer, wireless account access, extended hours trading, quotes, research and advanced planning tools; and

•

Banking—includes checking, savings, sweep, money market and certificates of deposit (“CD”) products that offer online bill pay, quick transfer, unlimited ATM transactions on eligible accounts and wireless account access.

Our institutional segment manages the balance sheet of the Company with a specific focus on managing credit risk. Our institutional segment also includes market-making activities which match buyers and sellers of securities from both the retail segment and unrelated third parties.

Retail

Our retail segment offers a full suite of financial products and services to retail customers including brokerage and banking products. The most significant of these products and services are as follows:

•	automated order placement and execution of U.S. equities, futures, options, exchange-traded funds and bond orders;

•	access to international equities in Canada, France, Germany, Hong Kong, Japan and the United Kingdom and foreign currencies, including the Canadian dollar, Euro, Hong Kong dollar, Yen and Sterling;

•	two-second execution guarantee on all Standard & Poor’s (“S&P”) 500 stocks and exchange-traded funds;

•	margin accounts allowing customers to borrow against their securities;

•	access to over 7,000 non-proprietary mutual funds;

•	educational services through the Internet, phone or in person and flexible advisory services, including full-service portfolio management;

•	no fee and no minimum individual retirement accounts;

•	FDIC-insured sweep deposit accounts that automatically transfer funds from customer brokerage accounts;

•	interest-earning checking, money market, savings and CD products with FDIC insurance; and

•	access to deposit account balances and transactions, through the Internet, phone or in person.

Retail customers are offered brokerage and banking products and services via our website, over the phone and in person. Customers have the ability to transfer funds quickly and easily among their brokerage and banking accounts, thereby giving them the opportunity to optimize the yield and liquidity of their funds.

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

Institutional

The institutional segment includes the management of our balance sheet, focusing on asset allocation and managing credit, liquidity and interest rate risks. The retail segment originates margin receivables and customer deposits that are managed by the institutional segment.

Our institutional segment also includes market-making activities which match buyers and sellers of securities from both the retail segment and unrelated third parties. As a market maker, we take positions in securities and function as a wholesale trader by combining trading lots to match buyers and sellers of securities. Trading gains and losses result from these activities. Our revenues are influenced by overall trading volumes, the number of stocks for which we act as a market maker and the trading volumes and volatility of those specific stocks.

For additional statistical information regarding products and customers, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) beginning on page 22. Three years of segment financial performance and data can be found in the MD&A beginning on page 40 and in Note 24—Segment and Geographic Information of Item 8. Financial Statements and Supplementary Data beginning on page 149.

CUSTOMER SERVICE

We believe providing superior customer service is fundamental to our business. We strive to maintain a high standard of customer service by staffing the customer support team with appropriately trained personnel who are equipped to handle customer inquiries in a prompt yet thorough manner. Our customer service representatives utilize our proprietary web-based platform to provide customers with answers to their inquiries. We also have specialized customer service programs that are tailored to the needs of each customer segment.

We provide customer support through the following channels:

•	Financial Centers—we have 29 Financial Centers located in the U.S. where retail customers can go to service any of their needs while receiving face to face customer support.

•

Online—we have an online service center where customers can request services on their accounts and obtain answers to frequently asked questions. The online service center also provides customers with the ability to send a secure message to one of our customer service representatives.

•

Telephonic—we have a toll free number that connects customers to an automated phone system which will help ensure that they are directed to the appropriate department for their inquiry. We have been improving the expertise within our customer service team as the vast majority of our customer service representatives now hold a Series 7 license.

TECHNOLOGY

We believe our focus on being a technological leader in the financial services industry enhances our competitive position. This focus allows us to deploy a secure, scalable technology and back office platform that promotes innovative product development and delivery. We continued to invest in these critical platforms in 2008 by delivering advanced mobile capabilities with our Mobile Pro for Blackberry® offering, and by making numerous enhancements to our other advanced trading and research tools while still maintaining what we believe to be industry leading reliability and performance during unprecedented volatility in the marketplace.

COMPETITION

The online financial services market continues to evolve rapidly and we expect competition to continue to increase. Our retail segment competes with full commission brokerage firms, discount brokerage firms, online brokerage firms, Internet banks and traditional “brick & mortar” retail banks and thrifts. Some of these competitors also provide Internet trading and banking services, investment advisor services, touchtone telephone and voice response banking services, electronic bill payment services and a host of other financial products. Our institutional segment, in addition to the competitors above, competes with market-making firms, investment banking firms and other users of market liquidity in its quest for the least expensive source of funding.

Many of our competitors have longer operating histories and greater resources than we do and offer a wider range of financial products and services. Many also have greater name recognition, greater market acceptance and larger customer bases. In recent years, the financial services industry has become more concentrated, as companies involved in a broad range of financial services have been acquired, merged or have declared bankruptcy. During 2008, this trend accelerated considerably, as a significant number of U.S. financial institutions consolidated, were forced to merge, or received substantial government assistance. These developments could result in our remaining competitors having greater capital and other resources, such as the ability to offer a broader range of products and services.

We believe we can continue to attract customers by appealing to retail investors within large established financial institutions by providing them with low-cost, easy to use and innovative financial products and services. However, our exposure to the crisis in the residential real estate and credit markets has created some uncertainty surrounding the Company. These concerns, if not resolved, may make it more difficult to retain our current customer base as well as hinder our ability to attract new customers.

We also face intense competition in attracting and retaining qualified employees. Our ability to compete effectively in financial services will depend upon our ability to attract new employees and retain and motivate our existing employees while efficiently managing compensation related costs.

PERFORMANCE MEASUREMENT

We assess the performance of our business based on our primary customer segments, retail and institutional.

We consider multiple factors, including the competitiveness of our pricing compared to similar products and services in the market, the overall profitability of our businesses and customer relationships when pricing our various products and services. We manage the performance of our business using various customer activity and financial metrics, including daily average revenue trades (“DARTs”), net new customer assets, enterprise net interest spread, average enterprise interest-earning assets, nonperforming loans as a percentage of gross loans receivable, allowance for loan losses and allowance for loan losses as a percentage of nonperforming loans. The overall performance of our business is also based on the management of our expenses related to our various products and services. The same or similar products and services may be offered to both segments, utilizing the same infrastructure or in some circumstances, a single infrastructure may be used to support multiple products and services offered to our customers. As such, we do not separately disclose the costs associated with products and services sold or our general and administrative costs. All operating expenses incurred are integral to the operation of the business and are considered when evaluating the profitability of our business.

INTERNATIONAL OPERATIONS

We offer services in international markets directly through our website at www.etrade.com as well as through additional branded retail brokerage websites. During 2008, we sold our Canadian brokerage business and no longer offer brokerage services in Canada.

See Note 24—Segment and Geographic Information of Item 8. Financial Statements and Supplementary Data for detailed information on non-U.S. geographic locations.

REGULATION

Our business is subject to regulation by U.S. federal and state regulatory agencies and securities exchanges and by various non-U.S. governmental agencies or regulatory bodies, securities exchanges and central banks, each of which has been charged with the protection of the financial markets and the protection of the interests of those participating in those markets. In light of the current conditions in the global financial markets and the global economy, regulators have increased their focus on the regulation of the financial services industry. Substantial regulatory and legislative initiatives, including a comprehensive overhaul of the regulatory system in the U.S., is possible in future periods. Any such action could have a materially adverse effect on our business, financial condition and results of operations.

Our regulators in the U.S. include, among others, the Securities and Exchange Commission (“SEC”), the Financial Industry Regulatory Authority (“FINRA”), the New York Stock Exchange (“NYSE”), the National Association of Securities Dealers Automated Quotations (“NASDAQ”), the FDIC, the Federal Reserve, the Municipal Securities Rulemaking Board and the Office of Thrift Supervision (“OTS”). Additional legislation, regulations and rulemaking may directly affect our manner of operation and profitability. Our broker-dealers are registered with the SEC and are subject to regulation by the SEC and by self-regulatory organizations, such as the NYSE, the NASDAQ, FINRA and the securities exchanges of which each is a member, as well as various state regulators. Our banking entities are subject to regulation, supervision and examination by the OTS, the Federal Reserve and also, in the case of the Bank, the FDIC. Such regulation covers all aspects of the banking business, including lending practices, safeguarding deposits, capital structure, transactions with affiliates and conduct and qualifications of personnel. Our international broker-dealers are regulated by their respective local regulators such as the Financial Services Authority (“FSA”), and Securities & Futures Commission. For additional regulatory information, see Note 21—Regulatory Requirements of Item 8. Financial Statements and Supplementary Data beginning on page 143.

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

Risks Relating to the Nature and Operation of Our Business

We have incurred significant losses and cannot assure that we will be profitable

We incurred a net loss of $511.8 million, or $1.00 loss per share, for the year ended December 31, 2008, due primarily to losses in our home equity portfolio. Although we have taken a significant number of steps to reduce our credit exposure, we likely will continue to suffer significant credit losses in 2009 and 2010. In late 2007, we experienced a substantial diminution of customer assets and accounts as a result of customer concerns regarding our credit related exposures. While we were able to stabilize and return our retail franchise to growth during 2008, it could take a significant amount of time to fully mitigate the credit issues in our loan portfolio and return to profitability.

We will continue to experience losses in our mortgage loan portfolio

At December 31, 2008, the principal balance of our home equity loan portfolio was $10.0 billion. During 2008, the allowance for loan losses in this portfolio increased by $374.7 million to $833.8 million, primarily due to a rapid deterioration in performance in the second half of 2007 and continuing into 2008. While losses on the one-to-four family loan portfolio are much smaller in scope than the losses on the home equity loan portfolio, and may be offset somewhat by the value of the real estate held upon foreclosure, the allowance for loan losses in this portfolio increased by $166.3 million to $185.1 million during 2008. As the crisis in the residential real estate and credit markets continues, we expect credit losses to continue at historically high levels. There can be no assurance that our provision for loan losses will be adequate if the residential real estate and credit markets continue to deteriorate beyond our expectations. We may be required under such circumstances to further increase our provision for loan losses, which could have an adverse effect on our regulatory capital position and our results of operations in future periods.

We could experience significant losses on other securities held on the balance sheet of E*TRADE Bank

At December 31, 2008, we held $920.5 million in amortized cost of collateralized mortgage obligations (“CMO”) on the consolidated balance sheet. While the majority of this portfolio remains AAA-rated, we incurred impairment charges of $95.0 million during 2008, which was a result of the deterioration in the expected credit performance of the underlying loans in the securities. In the event that these securities have a further decline in credit quality, this could result in additional impairment charges which would have an adverse effect on our regulatory capital position and our results of operations in future periods.

Losses of customers and assets could destabilize the Company or result in lower revenues in future periods

During November 2007, well-publicized concerns about the Bank’s holdings of asset-backed securities led to widespread concerns about our continued viability. From the beginning of this crisis through December 31, 2007 when the situation stabilized, customers withdrew approximately $5.6 billion of net cash and approximately $12.2 billion of net assets from our bank and brokerage businesses. Many of the accounts that were closed belonged to sophisticated and active customers with large cash and securities balances. While we were able to stabilize and return our retail franchise to growth in 2008, concerns about our viability may recur, which could lead to destabilization and asset and customer attrition. If such destabilization should occur, there can be no assurance that we will be able to successfully rebuild our franchise by reclaiming customers and growing assets. If we are not successful, our revenues and earnings in future periods will be lower than we have experienced historically.

We have a large amount of debt

We have issued a substantial amount of high-yield debt, with restrictive financial covenants, in connection with the Citadel Limited Partnership (“Citadel”) transaction in which we issued a total of approximately $2.1 billion of 12 1/2% springing lien notes in 2007 and 2008. The annual interest cost of these securities alone is approximately $257 million. Our total long-term debt is $3.2 billion and the expected annual interest cash outlay is approximately $342 million, $257 million of which we have the option to pay in the form of additional 12  1/2% springing lien notes through May 2010. Our ratio of debt (our senior debt and term loans) to equity (expressed as a percentage) was 106% at December 31, 2008. The degree to which we are leveraged could have important consequences, including (i) a substantial portion of our cash flow from operations is dedicated to the payment of principal and interest on our indebtedness, thereby reducing the funds available for other purposes; (ii) our ability to obtain additional financing for working capital, capital expenditures, acquisitions and other corporate needs is significantly limited; and (iii) our substantial leverage may place us at a competitive disadvantage, hinder our ability to adjust rapidly to changing market conditions and make us more vulnerable in the event of a further downturn in general economic conditions or our business. If regulatory requirements change in the future to impose capital ratios at the holding company level, we could be required to significantly restructure our capital position. In addition, a significant reduction in revenues could have a material adverse affect on our ability to meet our obligations under our debt securities.

We are subject to investigations and lawsuits as a result of our losses from mortgage loans and asset-backed securities

In 2007, we recognized an increased provision expense totaling $640 million and asset losses and impairments of $2.45 billion, including the sale of our asset-backed securities portfolio to Citadel. As a result, various plaintiffs filed class actions and derivative lawsuits, which have subsequently been consolidated into one class action and one derivative lawsuit, alleging disclosure violations regarding our home equity, mortgage and securities portfolios during 2007. In addition, the SEC initiated an informal inquiry into matters related to our loan and securities portfolios. The defense of these matters has and will continue to entail considerable cost and will be time-consuming for our management. Unfavorable outcomes in any of these matters could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Many of our competitors have greater financial, technical, marketing and other resources

The financial services industry is highly competitive, with multiple industry participants competing for the same customers. Many of our competitors have longer operating histories and greater resources than we do and offer a wider range of financial products and services. Other of our competitors offer a more narrow range of financial products and services and have not been as susceptible to the disruptions in the credit markets that have impacted our Company, and therefore have not suffered the losses we have. The impact of competitors with superior name recognition, greater market acceptance, larger customer bases or stronger capital positions could adversely affect our revenue growth and customer retention. Our competitors may also be able to respond more quickly to new or changing opportunities and demands and withstand changing market conditions better than we can. Competitors may conduct extensive promotional activities, offering better terms, lower prices and/or different products and services or combination of products and services that could attract current E*TRADE customers and potentially result in price wars within the industry. Some of our competitors may also benefit from established relationships among themselves or with third parties enhancing their products and services.

The continuing turmoil in the global financial markets could reduce trade volumes and margin borrowing and increase our dependence on our more active customers who receive lower pricing

Online investing services to the retail customer, including trading and margin lending, account for a significant portion of our revenues. The continuing turmoil in the global financial markets could lead to changes in volume and price levels of securities and futures transactions which may, in turn, result in lower trading volumes and margin lending. In particular, a decrease in trading activity within our lower activity accounts or our accounts related to stock plan administration products and services would significantly impact revenues and increase dependence on more active trading customers who receive more favorable pricing based on their trade volume. A decrease in trading activity or securities prices would also typically be expected to result in a decrease in margin borrowing, which would reduce the revenue that we generate from interest charged on margin borrowing. More broadly, any reduction in overall transaction volumes would likely result in lower revenues and may harm our operating results because many of our overhead costs are fixed.

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

We may be unsuccessful in managing the effects of changes in interest rates and the enterprise interest-earning assets in our portfolio

Net operating interest income has become an increasingly important source of our revenue. Our ability to manage interest rate risk could impact our financial condition. Our results of operations depend, in part, on our level of net operating interest income and our effective management of the impact of changing interest rates and varying asset and liability maturities. We use derivatives to help manage interest rate risk. However, the derivatives we utilize may not be completely effective at managing this risk and changes in market interest rates and the yield curve could reduce the value of our financial assets and reduce net operating interest income. Among other items, we periodically enter into repurchase agreements to support the funding and liquidity requirements of our Bank. Several market participants have reduced or terminated their participation in the repurchase agreement market. If we are unsuccessful in maintaining our relationships with counterparties, we could recognize substantial losses on the derivatives we utilized to hedge repurchase agreements.

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

We have acquired a number of businesses and, although currently constrained by the terms of our corporate debt, may continue to acquire businesses in the future. The primary assets of these businesses are their customer accounts. Our retention of these assets and the customers of businesses we acquire may be impacted by our ability to successfully continue to integrate the acquired operations, products (including pricing) and personnel. Diversion of management attention from other business concerns could have a negative impact. In the event that we are not successful in our continued integration efforts, we may experience significant attrition in the acquired accounts or experience other issues that would prevent us from achieving the level of revenue enhancements and cost savings that we expect with respect to an acquisition.

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

Reduced spreads in securities pricing, levels of trading activity and trading through market makers could harm our market maker business

Computer-generated buy/sell programs and other technological advances and regulatory changes in the marketplace may continue to tighten securities spreads. Tighter spreads could reduce revenue capture per share by our market maker, thus reducing revenues for this line of business.

Advisory services subject us to additional risks

We provide advisory services to investors to aid them in their decision making and also provide full service portfolio management. Investment decisions and suggestions are based on publicly available documents and communications with investors regarding investment preferences and risk tolerances. Publicly available documents may be inaccurate and misleading, resulting in recommendations or transactions that are inconsistent with the investors’ intended results. In addition, advisors may not understand investor needs or risk tolerances, failures that may result in the recommendation or purchase of a portfolio of assets that may not be suitable for the investor. To the extent that we fail to know our customers or improperly advise them, we could be found liable for losses suffered by such customers, which could harm our reputation and business.

Our international operations subject us to additional risks and regulation, which could impair our business growth

We conduct business in a number of international locations, sometimes through joint venture and/or licensee relationships. Action or inaction in any of these operations, including the failure to follow proper practices with respect to regulatory compliance and/or corporate governance, could harm our operations and/or our reputation.

We have a significant deferred tax asset and cannot assure it will be fully realized

We had net deferred tax assets of $1.0 billion as of December 31, 2008. We did not establish a valuation allowance against our federal net deferred tax assets as of December 31, 2008 as we believe that it is more likely than not that all of these assets will be realized. In evaluating the need for a valuation allowance, we estimated future taxable income based on management approved forecasts. This process required significant judgment by management about matters that are by nature uncertain. If future events differ significantly from our current forecasts, a valuation allowance may need to be established, which would have a material adverse effect on our results of operations, financial condition and our regulatory capital position at E*TRADE Bank. In addition, a significant portion of the net deferred tax asset relates to a $2.3 billion federal tax loss carryforward, the utilization of which may be further limited in the event of certain material changes in the ownership of the Company.

Risks Relating to the Regulation of Our Business

We are subject to extensive government regulation, including banking and securities rules and regulations, which could restrict our business practices

The securities and banking industries are subject to extensive regulation. All of our broker-dealer subsidiaries have to comply with many laws and rules, including rules relating to sales practices and the suitability of recommendations to customers, possession and control of customer funds and securities, margin lending, execution and settlement of transactions and anti money-laundering. We are also subject to additional laws and rules as a result of our market maker operations.

Similarly, E*TRADE Financial Corporation and ETB Holdings, Inc., as savings and loan holding companies, and E*TRADE Bank, E*TRADE Savings Bank and United Medical Bank, as federally chartered savings banks, are subject to extensive regulation, supervision and examination by the OTS and, in the case of the savings banks, also the FDIC. Such regulation covers all banking business, including lending practices, safeguarding deposits, capital structure, recordkeeping, transactions with affiliates and conduct and qualifications of personnel.

If we fail to comply with applicable securities and banking laws, rules and regulations, either domestically or internationally, we could be subject to disciplinary actions, damages, penalties or restrictions that could significantly harm our business

The SEC, FINRA and other self-regulatory organizations and state securities commissions, among other things, can censure, fine, issue cease-and-desist orders or suspend or expel a broker-dealer or any of its officers or employees. The OTS may take similar action with respect to our banking activities. Similarly, the attorneys general of each state could bring legal action on behalf of the citizens of the various states to ensure compliance with local laws. Regulatory agencies in countries outside of the U.S. have similar authority. The ability to comply with applicable laws and rules is dependent in part on the establishment and maintenance of a reasonable compliance system. The failure to establish and enforce reasonable compliance procedures, even if unintentional, could subject us to significant losses or disciplinary or other actions.

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

As a non-grandfathered savings and loan holding company, we are subject to regulations that could restrict our ability to take advantage of certain business opportunities

We are required to file periodic reports with the OTS and are subject to examination by the OTS. The OTS also has certain types of enforcement powers over us, ETB Holdings, Inc. and certain of its subsidiaries, including the ability to issue cease-and-desist orders, force divestiture of the Bank and impose civil and monetary penalties for violations of federal banking laws and regulations or for unsafe or unsound banking practices. In addition, under the Gramm-Leach-Bliley Act, our activities are restricted to those that are financial in nature and certain real estate-related activities. We may make merchant banking investments in companies whose activities are not financial in nature if those investments are made for the purpose of appreciation and ultimate resale of the investment and we do not manage or operate the company. Such merchant banking investments may be subject to maximum holding periods and special recordkeeping and risk management requirements. In 2007, the Company moved its subsidiary, E*TRADE Clearing, LLC to become an operating subsidiary of E*TRADE Bank, resulting in increased regulatory oversight and restrictions on the activities of E*TRADE Clearing, LLC.

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

Risks Relating to Owning Our Stock

We are substantially restricted by the terms of our corporate debt

In June 2004, we issued an aggregate principal amount of $400 million of senior notes due June 2011. In September and November 2005, we issued an additional aggregate principal amount of $100 million of senior notes due June 2011, $600 million of senior notes due September 2013 and $300 million of senior notes due December 2015. In November 2007 and January 2008, we issued a total of $2.1 billion of 12 1/2% springing lien notes due 2017. The indentures governing these notes contain various covenants and restrictions that limit our ability and certain of our subsidiaries’ ability to, among other things:

•	incur additional indebtedness;

•	create liens;

•	pay dividends or make other distributions;

•	repurchase or redeem capital stock;

•	make investments or other restricted payments;

•	enter into transactions with our stockholders or affiliates;

•	sell assets or shares of capital stock of our subsidiaries;

•	receive dividend or other payments from our subsidiaries; and

•	merge, consolidate or transfer substantially all of our assets.

As a result of the covenants and restrictions contained in the indentures, we are limited in how we conduct our business and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities. Each of these series of senior notes contain a limitation, subject to important exceptions, on our ability to incur additional debt if our Consolidated Fixed Charge Coverage Ratio is less than or equal to 2.50 to 1.0. As of December 31, 2008, our Consolidated Fixed Charge Coverage Ratio was (0.5) to 1.0. The terms of any future indebtedness could include more restrictive covenants.

We cannot assure that we will be able to remain in compliance with these covenants in the future and, if we fail to do so, that we will be able to obtain waivers from the appropriate parties and/or amend the covenants.

The interests of our largest shareholder may conflict with the interests of other shareholders

At December 31, 2008, Citadel owned approximately 89.4 million shares of our common stock, which represents approximately 16% of the outstanding shares. In addition, Citadel is our largest creditor through its ownership of approximately $2.1 billion of our corporate debt. Citadel is an independent entity with its own investors and is entitled to act in its own economic interest with respect to its equity and debt investments in E*TRADE. For example, following April 29, 2008, Citadel was generally free under the terms of the Investment Agreement to sell the equity securities it received under the Investment Agreement and any such sales may have a depressing effect on the trading price of our common stock. In addition, Citadel’s 12  1/2% springing lien notes contain restrictive covenants and as a holder of in excess of a majority of the springing lien notes, Citadel has a right to declare defaults and enforce remedies just like any other lender for so long as Citadel retains a majority of the springing lien notes. Finally, in pursuing its economic interests, Citadel may make decisions with respect to fundamental corporate transactions which may be different than the decisions of shareholders who own only common shares.

The market price of our common stock may continue to be volatile

From January 1, 2006 through December 31, 2008, the price per share of our common stock ranged from a low of $0.79 to a high of $27.76. The market price of our common stock has been, and is likely to continue to be, highly volatile and subject to wide fluctuations. In the past, volatility in the market price of a company’s securities has often led to securities class action litigation. Such litigation could result in substantial costs to us and divert our attention and resources, which could harm our business. As discussed in Note 23—Commitments, Contingencies and Other Regulatory Matters in Item 8. Financial Statements and Supplementary Data, the Company is currently a party to litigation related to the decline in the market price of our stock, and such litigation could occur again in the future. Declines in the market price of our common stock or failure of the market price to increase could also harm our ability to retain key employees, reduce our access to capital and otherwise harm our business.

We may need additional funds in the future, which may not be available and which may result in dilution of the value of our common stock

In the future, we may need to raise additional funds via debt and/or equity instruments, which may not be available on favorable terms, if at all. If adequate funds are not available on acceptable terms, we may be unable to fund our plans for the growth of our business. In addition, if funds are available, the issuance of equity securities could significantly dilute the value of our shares of our common stock and cause the market price of our common stock to fall.

During the second half of 2008, the global financial markets were in turmoil and the equity and credit markets experienced extreme volatility, which caused already weak economic conditions to worsen. Continued turmoil in the global financial markets could further restrict our access to the public equity and debt markets.

In October 2008, we applied to participate in the Troubled Asset Relief Program (“TARP”) Capital Purchase Program established under the Emergency Economic Stabilization Act of 2008. To date, our application has not been approved or rejected. If our application is approved, the acceptance of this funding by us would result in significant dilution to the holders of our common stock as the terms of this program would require us to issue equity instruments to the federal government. In addition, the approval would likely be conditional upon additional capital raising activities by us, including possible transactions with existing security holders, which likely would result in further substantial dilution to the holders of our common stock. We expect that our participation in the TARP program will require bondholder consent and any additional capital raising activities may require stockholder approval. No assurance can be given that our TARP application will be approved or that we will receive bondholder consent or stockholder approval, if required. Recent announcements by the U.S. Treasury have indicated that there will be changes to the program going forward, and our application may be approved under a program with different terms than those of the current Capital Purchase Program. If our application is not approved, customers could view this as a negative assessment of our viability, which could in turn lead to destabilization and asset and customer attrition.

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

A summary of our significant locations at December 31, 2008 is shown in the following table. All facilities are leased, except for 165,000 square feet of our office in Alpharetta, Georgia. Square footage amounts are net of space that has been sublet or part of a facility restructuring.

Location	Approximate Square Footage
Alpharetta, Georgia	260,000
Arlington, Virginia	140,000
Jersey City, New Jersey	107,000
Sandy, Utah	77,000
Menlo Park, California	69,000
New York, New York	53,000

All of our facilities are used by either our retail or institutional segments. All other leased facilities with space of less than 25,000 square feet are not listed by location. In addition to the significant facilities above, we also lease all of our 29 E*TRADE Financial Centers, ranging in space from approximately 2,500 to 13,000 square feet. We believe our facilities space is adequate to meet our needs in 2009.

ITEM 3.	LEGAL PROCEEDINGS

On October 27, 2000, a complaint was filed in the Superior Court for the State of California, County of Santa Clara, entitled, “Ajaxo, Inc., a Delaware corporation, Plaintiff, versus E*TRADE GROUP, INC., a Delaware corporation; and Everypath, Inc., a California corporation; and Does 1 through 50, inclusively, Defendants.” Through this complaint, Ajaxo sought damages and certain non-monetary relief for the Company’s alleged breach of a non-disclosure agreement with Ajaxo pertaining to certain wireless technology offered to the Company by Ajaxo as well as damages and other relief against both the Company and defendant Everypath, Inc., for their alleged misappropriation of Ajaxo’s trade secrets. Following a jury trial, a judgment was entered in 2003 in favor of Ajaxo against the Company for $1.3 million dollars for breach of the Ajaxo non-disclosure agreement. Although the jury also found in favor of Ajaxo on its misappropriation of trade secrets claim against the Company and defendant Everypath, the trial court subsequently denied Ajaxo’s requests for additional damages and relief on these claims. Thereafter, all parties appealed, and on December 21, 2005, the California Court of Appeal affirmed the above-described award against the Company for breach of the nondisclosure agreement but remanded the case to the trial court for the limited purpose of determining what, if any, additional damages Ajaxo may be entitled to as a result of the jury’s previous finding in favor of Ajaxo on its misappropriation of trade secrets claim against the Company and defendant Everypath. Following the foregoing ruling by the Court of Appeal, defendant Everypath ceased operations and made an assignment for the benefit of its creditors in January, 2006. As a result, defendant Everypath is no longer defending the case. Although the Company paid Ajaxo the full amount due on the judgment against it above, the case, consistent with the rulings issued by the Court of Appeal, was remanded back to the trial court, and on May 30, 2008, a jury returned a verdict in favor of E*TRADE denying all claims raised and demands for damages against the Company by Ajaxo. Following the trial court’s filing on September 5, 2008, of entry of judgment in favor of E*TRADE, Ajaxo filed post trial motions asking the trial court to grant a new trial and to vacate its September 5, 2008, entry of judgment in favor of the Company. By order dated November 4, 2008, the court denied these motions, and on December 2, 2008, Ajaxo filed its notice of appeal.

On October 2, 2007, a class action complaint alleging violations of the federal securities laws was filed in the United States District Court for the Southern District of New York against the Company and its then Chief Executive Officer and Chief Financial Officer entitled, “Larry Freudenberg, Individually and on Behalf of All Others Similarly Situated, Plaintiff, versus E*TRADE Financial Corporation, Mitchell H. Caplan and Robert J. Simmons, Defendants.” By order dated July 17, 2008, the trial court consolidated the Freudenberg action with four other purported class actions, all of which were filed in the United States District Court for the Southern District of New York and which were based on the same facts and circumstances as the Freudenberg action. By the same July 17, 2008 order, the trial court appointed the “Kristen-Straxton Group” and Ira Newman co-lead plaintiffs and Brower Piven and Levi & Korsinski, respectively, as lead and co-lead plaintiffs’ counsel. Thereafter, on January 16, 2009, Plaintiffs served their “Consolidated Amended Class Action Complaint for Violations of the Federal Securities Laws.” In their amended complaint, Plaintiffs again name the Company’s former chief executive and financial officers as defendants as well as Dennis Webb, the Company’s former Capital Markets Division President. In their amended complaint, Plaintiffs allege causes of action for violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 against all defendants; and violations of Section 20(a) of the Exchange Act against the individual defendants. In specific, Plaintiffs contend, among other things, that the value of E*TRADE’s stock between April 19, 2006, and November 9, 2007, (the “class period”) was artificially inflated because defendants, among other things, issued materially false and misleading statements and failed to disclose that the Company was experiencing a rise in delinquency rates in its mortgage and home equity portfolios; failed to timely record an impairment on its mortgage and home equity portfolios; materially overvalued its securities portfolio, which includes assets backed by mortgages; and based on the foregoing, lacked a reasonable basis for the positive statements it made about the Company’s earnings and prospects. Plaintiffs seek to recover damages in an amount to be proven at trial, including interest and attorneys’ fees and costs. By prior order of the court, Defendants are to file their motion to dismiss by April 2, 2009; and all parties are to complete briefing on Defendants’ motion to dismiss by August 17, 2009. The Company intends to vigorously defend itself against these claims.

On August 15, 2008, an action entitled, “Ronald M. Tate, Trustee of the Ronald M. Tate Trust Dtd 4/13/88, and George Avakian, an Individual, Plaintiffs, versus E*TRADE Financial Corporation, Mitchell H. Caplan, an Individual, and Robert J. Simmons, an Individual, Defendants” was filed in the United States District Court for the Southern District of New York. The Tate action is based on the same facts and circumstances, and contains the same claims, as the Freudenberg consolidated actions discussed above. By agreement of the parties and approval of the court, the Tate action has been consolidated with the Freudenberg consolidated actions for the purpose of pre-trial discovery.

Based upon the same facts and circumstances alleged in the Freudenberg class action complaint above, a verified shareholder derivative complaint was filed in United States District Court for the Southern District of New York on October 4, 2007, against the Company’s then Chief Executive Officer, President/Chief Operating Officer, Chief Financial Officer and individual members of its board of directors entitled, “Catherine Rubery, Derivatively on behalf of E*TRADE Financial Corporation, Plaintiff, versus Mitchell H. Caplan, R. Jarrett Lilien, Robert J. Simmons, George A. Hayter, Daryl Brewster, Ronald D. Fisher, Michael K. Parks, C. Catherine Raffaeli, Lewis E. Randall, Donna L. Weaver, and Stephen H. Willard, Defendants, -and- E*TRADE Financial Corporation, a Delaware corporation, Nominal Defendant.” Plaintiff alleges, among other things, causes of action for breach of fiduciary duty, waste of corporate assets, unjust enrichment, and violation of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The above shareholder derivative complaint has been consolidated with another shareholder derivative complaint brought in the same court and against the same named defendants entitled, “Marilyn Clark, Derivatively On Behalf of E*TRADE Financial Corporation, Plaintiff, versus Mitchell H. Caplan, et al., Defendants” (collectively, with the Rubery case, the “federal derivative actions”). Three similar derivative actions, based on the same facts and circumstances as the federal derivative actions but alleging exclusively state causes of action, have been filed in the Supreme Court of the State of New York, New York County. These three cases have been ordered consolidated in that court under the caption “In re: E*Trade Financial Corporation Derivative Litigation, Lead Index No. 07-603736” (the “state derivative actions”). By agreement of the parties and approval of the respective courts, proceedings in both these federal and state derivative actions will continue to trail those in the federal securities actions discussed above.

On April 2, 2008, a class action complaint alleging violations of the federal securities laws was filed in the United States District Court for the Southern District of New York against the Company entitled, “John W. Oughtred, Individually, and on Behalf of all Others Similarly Situated, Plaintiff, v. E*TRADE Financial Corporation and E*TRADE Securities, LLC, Defendants.” Plaintiff contends, among other things, that the Company committed various sales practice violations in the sale of certain auction rate securities to investors between April 2, 2003, and February 13, 2008 (the “class period”) by allegedly misrepresenting that these securities were highly liquid and safe investments for short term investing. On April 17, 2008, the trial court entered an order relieving the Company of its obligation to move, answer or otherwise respond to the complaint until such time as the court may deem appropriate. Thereafter, plaintiff Oughtred joined plaintiffs in twelve other actions involving auction rate securities (in which the Company is not named as defendant) in filing a motion seeking to centralize all 13 actions in the Southern District of New York or in the alternative, the Northern District of California. By order filed October 9, 2008, a United States Judicial Panel on Multi-District Litigation denied plaintiffs’ motion to transfer, and on December 18, 2008, Plaintiff filed his first amended class action complaint. The Company intends to vigorously defend itself against the claims raised in this complaint.

On October 11, 2006, a state class action entitled, “Nikki Greenberg, and all those similarly situated, plaintiffs, versus E*TRADE FINANCIAL Corporation, defendant” was filed in the Superior Court for the State of California, County of Los Angeles on behalf of all customers or consumers who allegedly made or received telephone calls from E*TRADE that were recorded without their knowledge or consent following a telephone call from plaintiff Greenberg to the Company’s Beverly Hills financial center on August 8, 2006, that was recorded during a brief period when the Company’s automated notice system was out of order. On February 7, 2008, class certification was granted and the class defined to consist of (1) all persons in California who received telephone calls from E*TRADE and whose calls were recorded without their consent within three years of October 11, 2006, and (2) all persons who made calls from California to the Beverly Hills financial center of the Company on August 8, 2006. In the interim, the Company has filed motions seeking to de-certify or further limit the defined class, and plaintiffs have filed competing motions seeking to expand it. The hearing of these motions, formerly set for September 19, 2008, is now scheduled to take place on March 6, 2009. The Company has denied the allegations of the complaint.

The SEC, in conjunction with various regional securities exchanges, is conducting an inquiry into the trading activities of certain specialist firms, including the Company’s subsidiary ETCM, on various regional exchanges in order to determine whether such firms executed proprietary orders in a given security prior to a customer order in the same security (a practice commonly known as “trading ahead”) during the period 1999—2005. ETCM was a specialist on the Chicago Stock Exchange during the period under review. The SEC has indicated that it will seek disgorgement, prejudgment interest, and penalties from any firm found to have engaged in trading ahead activity to the detriment of its customers during that time period. It is possible that such sanctions, if imposed against ETCM, could have a material impact on the financial results of the Company during the period in which such sanctions are imposed. The Company and ETCM are cooperating with the investigation.

On October 17, 2007, the SEC initiated an informal inquiry into matters related to the Company’s loan and securities portfolios. That inquiry is continuing. The Company is cooperating fully with the SEC in this matter.

Representatives of various states attorneys general have made informal inquiries regarding the auction rate securities held by the Company’s customers. The Company is cooperating with these inquiries, which are continuing.

An unfavorable outcome in any matter that is not covered by insurance could have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows. In addition, even if the ultimate outcomes are resolved in the Company’s favor, the defense of such litigation could entail considerable cost or the diversion of the efforts of management, either of which could have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows. In addition to the matters described above, the Company is subject to various legal proceedings and claims that arise in the normal course of business which could have a material adverse effect on its financial position, results of operations or cash flows.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

The following table shows the high and low sale prices of our common stock as reported by the NASDAQ for the periods indicated:

	High	Low
2008:
First Quarter	$5.48	$2.08
Second Quarter	$4.53	$3.02
Third Quarter	$4.05	$2.30
Fourth Quarter	$3.30	$0.79
2007:
First Quarter	$26.08	$21.11
Second Quarter	$25.79	$20.82
Third Quarter	$23.63	$9.92
Fourth Quarter	$14.26	$3.15

The closing sale price of our common stock as reported on the NASDAQ on February 23, 2009 was $0.87 per share. At that date, there were 1,861 holders of record of our common stock.

Dividends

We have never declared or paid cash dividends on our common stock. The terms of our corporate debt currently prohibit the payment of dividends and will continue to for the foreseeable future.

Equity Compensation Plan Information

Refer to Note 21–Employee Shared-Based Payments and Other Benefits in Item 8. Financial Statements and Supplementary Data for equity compensation plan information.

Performance Graph

The following performance graph shows the cumulative total return to a holder of the Company’s common stock, assuming dividend reinvestment, compared with the cumulative total return, assuming dividend reinvestment, of the S&P 500 and the S&P Super Cap Diversified Financials during the period from December 31, 2003 through December 31, 2008.

	12/03	12/04	12/05	12/06	12/07	12/08
E*TRADE Financial Corporation	100.00	118.18	164.90	177.23	28.06	9.09
S&P 500	100.00	110.88	116.33	134.70	142.10	89.53
S&P Super Cap Diversified Financials	100.00	111.86	121.54	149.91	126.36	57.18

*	$100 invested on 12/31/03 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

*	Copyright © 2009, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved. (www.researchdatagroup.com/S&P.htm)

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

In 2008, the Company sold its Canadian brokerage business and exited its direct retail lending business. Results of operations from these businesses have been reclassified to discontinued operations for all periods presented.

(Dollars in millions, shares in thousands, except per share and per trade amounts):

	Year Ended December 31,					Variance
	2008	2007	2006	2005	2004	2008 vs. 2007
Results of Operations:(1)(2)
Net operating interest income	$1,268.0	$1,583.6	$1,385.5	$861.8	$624.3	(20)%
Total net revenue	$1,925.6	$161.7	$2,368.6	$1,647.9	$1,403.9	*
Provision for loan losses	$1,583.7	$640.1	$45.0	$54.0	$38.1	147%
Income (loss) from continuing operations(3)	$(809.4)	$(1,442.3)	$626.9	$427.3	$362.7	(44)%
Cumulative effect of accounting changes(4)	$—	$—	$—	$1.6	$—	*
Net income (loss)	$(511.8)	$(1,441.8)	$628.9	$430.4	$380.5	(65)%
Basic earnings (loss) per share from continuing operations	$(1.58)	$(3.40)	$1.49	$1.15	$0.99	(54)%
Diluted earnings (loss) per share from continuing operations	$(1.58)	$(3.40)	$1.44	$1.11	$0.94	(54)%
Basic net earnings (loss) per share	$(1.00)	$(3.40)	$1.49	$1.16	$1.04	(71)%
Diluted net earnings (loss) per share	$(1.00)	$(3.40)	$1.44	$1.12	$0.99	(71)%
Weighted average shares—basic	509,862	424,439	421,127	371,468	366,586	20%
Weighted average shares—diluted(5)	509,862	424,439	436,357	384,630	405,389	20%

*	Percentage not meaningful.
(1)	No cash dividends have been declared in any of the periods presented.
(2)	The amounts for year ended December 31, 2004 excludes the results from BrownCo and Harrisdirect acquisitions, which occurred during the fiscal year ended December 31, 2005.
(3)

In 2008, the Company sold its Canadian brokerage business and exited its direct retail lending business. In 2006, the Company completed the sale of its professional agency trading business. In 2005, the Company exited the professional proprietary business and completed the sale of E*TRADE Consumer Finance Corporation. In 2004, the Company completed the sale of substantially all of the assets and liabilities of E*TRADE Access, Inc. The Company has reflected the results of these operations as discontinued operations for all periods presented.

(4)

In 2005, the Company recorded a credit of $1.6 million, net of tax, as a cumulative effect of accounting change, to reflect the amount by which compensation expense would have been reduced in periods prior to adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123(R) revised 2004, Share-Based Payment (“SFAS No. 123(R)”), for restricted stock awards outstanding on July 1, 2005.

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

(Dollars in millions):

	December 31,					Variance
	2008	2007	2006	2005	2004	2008 vs. 2007
Financial Condition:
Available-for-sale mortgage-backed and investment securities	$10,806.1	$11,255.0	$13,677.8	$12,564.7	$12,543.8	(4)%
Margin receivables	$2,791.2	$7,179.2	$6,828.4	$5,642.0	$1,965.5	(61)%
Loans, net	$24,451.9	$30,139.4	$26,656.2	$19,512.3	$11,785.0	(19)%
Total assets	$48,538.2	$56,845.9	$53,739.3	$44,567.7	$31,032.6	(15)%
Deposits	$26,136.2	$25,884.8	$24,071.0	$15,948.0	$12,303.0	1%
Corporate debt	$2,750.5	$3,022.7	$1,842.2	$2,022.7	$585.6	(9)%
Shareholders’ equity	$2,591.5	$2,829.1	$4,196.4	$3,399.6	$2,228.2	(8)%

(Dollars in billions, except per trade amounts):

	At or For the Year Ended December 31,					Variance
	2008	2007	2006	2005	2004	2008 vs. 2007
Key Measures(1):
Retail customer assets	$112.2	$185.0	$191.3	$175.6	$98.0	(39)%
Customer cash and deposits	$32.3	$32.7	$33.0	$27.8	$18.2	(1)%
Total daily average revenue trades	188,116	177,900	153,146	95,209	80,951	6%
Average commission per trade	$10.88	$11.72	$11.97	$13.44	$15.21	(7)%
End of period total accounts	4,533,034	4,287,240	4,002,496	3,900,608	3,227,199	6%
Enterprise net interest spread (basis points)(2)	252	264	285	249	N/A	(5)%
Enterprise interest-earning assets, average(2)	$46.9	$56.1	$44.9	$32.0	N/A	(16)%
Total employees (period end)	3,249	3,757	4,126	3,439	3,320	(14)%

(1)	Metrics have been represented to exclude activity from discontinued operations.
(2)	The enterprise net interest spread and enterprise interest-earning assets, average for 2004 are not presented as the information was not tracked on an enterprise level during that period.

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

Overview

Strategy

Our strategy is to profitably grow our retail customer franchise and mitigate the risks associated with our balance sheet. We plan to grow our retail customer franchise by offering online brokerage and related products and services, including investor-focused banking and asset gathering products and services. We believe we can accomplish this growth by appealing to retail investors, especially customers of traditional brokerages, who are attracted to our low-cost, easy to use and innovative capabilities.

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

Key Factors Affecting Financial Performance

Our financial performance is affected by a number of factors outside of our control, including:

•	customer demand for financial products and services;

•	the weakness or strength of the residential real estate and credit markets;

•	the performance, volume and volatility of the equity and capital markets;

•	customer perception of the financial strength of our franchise;

•	market demand and liquidity in the secondary market for mortgage loans and securities; and

•	market demand and liquidity in the wholesale borrowings market, including securities sold and agreements to repurchase.

In addition to the items noted above, our success in the future will depend upon, among other things:

•	continuing our success in the acquisition, growth and retention of customers;

•	deepening customer acceptance of our products and services;

•	our ability to assess and manage credit risk;

•	our ability to assess and manage interest rate risk; and

•	disciplined expense control and improved operational efficiency.

Management monitors a number of metrics in evaluating the Company’s performance. The most significant of these are shown in the table and discussed in the text below:

	As of or For the Year Ended December 31,			Variance
	2008	2007	2006	2008 vs. 2007
Customer Activity Metrics(1):
Retail customer assets (dollars in billions)	$112.2	$185.0	$191.3	(39)%
Net new customer assets (dollars in billions)(2)	$5.4	$(11.3)	$3.2	*
Customer cash and deposits (dollars in billions)	$32.3	$32.7	$33.0	(1)%
Total daily average revenue trades	188,116	177,900	153,146	6%
Average commission per trade	$10.88	$11.72	$11.97	(7)%
End of period total accounts	4,533,034	4,287,240	4,002,496	6%

Company Financial Metrics(1):
Corporate cash (dollars in millions)	$434.9	$312.4	$244.4	39%
E*TRADE Bank excess risk-based capital	$714.7	$435.1	$134.2	64%
Allowance for loan losses (dollars in millions)	$1,080.6	$508.2	$67.6	113%
Allowance for loan losses as a % of nonperforming loans	114.70%	121.44%	90.52%	(6.74)%
Nonperforming loans as a % of gross loans receivable	3.69%	1.37%	0.28%	2.32%
Enterprise net interest spread (basis points)	252	264	285	(5)%
Enterprise interest-earning assets (average in billions)	$46.9	$56.1	$44.9	(16)%

*	Percentage not meaningful.
(1)	Metrics have been represented to exclude activity from discontinued operations. All discussions, unless otherwise noted, are based on metrics from continuing operations.
(2)	For the year ended December 31, 2008, net new customer assets were $6.4 billion excluding the sale of Retirement Advisors of America (“RAA”).

Customer Activity Metrics

•

Changes in retail customer assets are an indicator of the value of our relationship with the customer. An increase in retail customer assets generally indicates that the use of our products and services by existing and new customers is expanding. Changes in this metric are also driven by changes in the valuations of our customers’ underlying securities, which declined substantially in 2008.

•

Net new customer assets are total inflows to all new and existing customer accounts less total outflows from all closed and existing customer accounts and are a general indicator of the use of our products and services by existing and new customers.

•	Customer cash and deposits are an indicator of a deepening engagement with our customers and are a key driver of net operating interest income.

•	DARTs are the predominant driver of commission revenue from our retail customers.

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

•

Allowance for loan losses is an estimate of the losses inherent in our loan portfolio as of the balance sheet date and is typically equal to the expected charge-offs in our loan portfolio over the next twelve months.

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

Significant Events in 2008

Strengthening Our Core Asset – the Retail Customer

One of our key strategic objectives for 2008 was to strengthen our retail customer base and ensure the credit issues in our balance sheet did not negatively impact our customer base. We believe we have made significant progress in this area throughout 2008. Highlights of our progress during the year ended December 31, 2008 are as follows:

•	Opened 1,032,000 gross new accounts and produced 246,000 net new accounts;

•	Net new customer asset flows of $5.4 billion ($6.4 billion excluding the sale of RAA);

•	Customer cash and deposit balances decreased slightly to $32.3 billion; and

•	Total DARTs of 188,000, up 6% from the prior year.

Execution of Our Capital Plan

•

E*TRADE Bank had excess risk-based capital (excess to the regulatory minimum well-capitalized threshold) of $714.7 million, including $650 million of capital contributed by the parent company, E*TRADE Financial Corporation;

•	We had corporate cash of $434.9 million; and

•

We completed four key non-core asset sales resulting in net proceeds of approximately $750 million: the corporate aircraft-related assets; RAA; the Canadian brokerage business; and our equity shares in Investsmart(1).

Exit of the Direct Retail Lending Business

We announced the exit of our direct retail lending business, which was our last remaining loan origination channel (we exited our wholesale mortgage lending channel in 2007). Therefore, the results of operations of the entire direct retail lending business are reported as discontinued operations on our consolidated statement of income (loss) for all periods presented. In future periods, we plan to partner with a third party company to provide access to real estate loans for our customers.

Retirement of Corporate Debt

In November 2008, we retired the entire balance of our $450 million 6.125% subordinated notes due 2019. The notes were part of the mandatory convertible debt securities issued in 2005 and were retired in connection

(1)	The equity shares of Investsmart were sold by our wholly-owned subsidiary, E*TRADE Mauritius.

with the issuance of 25 million shares of our common stock at $18 per share. Additionally, we exchanged $120.8 million in principal of our senior notes through debt for equity exchanges.

Completion of Citadel Investment

In January 2008, the Company issued an additional $150.0 million of springing lien notes in accordance with the terms of the agreement with Citadel. This was the final note issuance under the agreement with Citadel and brought the total springing lien notes outstanding to $1.9 billion in principal(1). In connection with this issuance, the Company received $150.0 million in cash. Additionally, the Company issued to Citadel the remaining 46.7 million shares of common stock that had been required to be issued under the agreement.

Enhancements to our Retail Investor Focused Products and Services

•

We introduced E*TRADE Mobile Pro, which offers wireless customers access to their E*TRADE accounts. Mobile Pro offers BlackBerry® smartphone users real-time streaming stock and options quotes, the ability to trade equities and options and brokerage and bank account cash transfers, among other features.

•

We began offering expanded tools and services, including improved charting capabilities and redesigned our “Global Markets,” “US Markets,” and “Market News” pages. We also began offering customization, expanded our mutual fund center with research capabilities and improved charting and analytics for Power E*TRADE Pro.

•

We launched Retirement QuickPlan, which provides a quick assessment of an individual’s or family’s retirement savings and investing plan as well as guidelines to get on track with personal retirement goals.

Ranked #1 Online Broker by SmartMoney Magazine

For the second year in a row, SmartmoneyTM ranked the Company as the #1 Online Discount Broker. The Company earned five out of five stars in the Research, Trading Tools, Banking Service and Mutual Funds and Investment Products categories.

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

On November 29, 2007, we entered into an agreement to receive a $2.5 billion cash infusion from Citadel. In consideration for the cash infusion, Citadel received three primary items: substantially all of our asset-backed securities portfolio, 84.7 million shares of common stock (2) in the Company and approximately $1.8 billion in 12 1/2% springing lien notes(3). We believe this transaction provided timely stability for our business and helped alleviate customer concerns.

(1)	The $1.9 billion in principal does not include the $121.0 million of capitalized interest in November 2008, which resulted in $2.1 billion in principal of springing lien notes outstanding to Citadel as of December 31, 2008.
(2)	The 84.7 million shares of common stock were issued in increments: 14.8 million upon initial closing in November 2007; 23.2 million upon Hart-Scott-Rodino Antitrust Improvements Act approval in December 2007; and 46.7 million shares are expected to be issued in the first quarter of 2008 as the Company has received all necessary regulatory approvals.
(3)

Included in the $1.8 billion issuance is $186 million of 12 1/2% springing lien notes in exchange for $186 million of the Company’s senior notes that were owned by Citadel. The $1.8 billion in 12 1 /2% springing lien notes includes $100 million in notes issued to BlackRock in connection with the transaction. The $1.8 billion in 12 1/2% springing lien notes represents the amount outstanding as of December 31, 2007 and does not include the additional $150 million of springing lien notes issued in January 2008 in accordance with the terms of the agreement with Citadel.

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

Summary Financial Results

Income Statement Highlights for the Year Ended December 31, 2008 (dollars in millions, except per share amounts)

	Year Ended December 31,		Variance
	2008	2007	2008 vs. 2007
Net operating interest income	$1,268.0	$1,583.6	(20)%
Total net revenue	$1,925.6	$161.7	*
Provision for loan losses	$1,583.7	$640.1	147%
Commission revenue	$515.6	$663.6	(22)%
Fees and service charges revenue	$200.0	$230.6	(13)%
Operating margin	$(948.3)	$(2,052.2)	(54)%
Net loss from continuing operations	$(809.4)	$(1,442.3)	(44)%
Net loss	$(511.8)	$(1,441.8)	(65)%
Diluted net loss per share from continuing operations	$(1.58)	$(3.40)	(54)%
Diluted net loss per share	$(1.00)	$(3.40)	(71)%

*	Percentage not meaningful.

The continued deterioration in the residential real estate and credit markets, as well as the nearly unprecedented turmoil in the global financial markets, had a significant impact on our financial performance during 2008. The losses in our institutional segment caused by this deterioration more than offset the strong underlying performance of our retail segment, resulting in a net loss from continuing operations of $809.4 million for the year ended December 31, 2008. Our retail customer base showed positive growth trends during the year, including the addition of approximately 246,000 net new accounts and net inflows of customer assets of approximately $5.4 billion. We believe these are indications that our retail segment has not only stabilized, but has returned to modest growth.

Balance Sheet Highlights (dollars in billions)

	December 31,		Variance
	2008	2007	2008 vs. 2007
Total assets	$48.5	$56.8	(15)%
Total enterprise interest-earning assets	$45.0	$52.3	(14)%
Loans, net and margin receivables as a percentage of enterprise interest-earning assets	63%	71%	(8)%
Retail deposits and customer payables as a percentage of enterprise interest-bearing liabilities	70%	61%	9%

The decrease in total assets was attributable primarily to a decrease of $5.7 billion in loans, net and a decrease of $4.4 billion in margin receivables. These decreases were partially offset by an increase in cash and equivalents and cash and investments required to be segregated under federal or other regulations of $2.9 billion. For the foreseeable future, we plan to allow our home equity loans to pay down resulting in an overall decline in the balance of the loan portfolio. During this period, we plan to maintain excess regulatory capital at E*TRADE Bank as we focus on mitigating the credit risk inherent in our loan portfolios. During the year ended December 31, 2008, we increased our excess risk-based capital at E*TRADE Bank by 64% to $714.7 million compared to prior year. In connection with this strategy and the Citadel Investment, we have updated our secondary market purchase policies to prohibit the acquisition of asset-backed securities, collateralized debt obligations (“CDO”) and certain other instruments with a high level of credit risk through January 1, 2010.

EARNINGS OVERVIEW

2008 Compared to 2007

We had a net loss from continuing operations of $809.4 million for the year ended December 31, 2008. The loss for the year ended December 31, 2008 was due principally to an increase in our provision for loan losses of $943.6 million to $1.6 billion. In addition, we incurred losses of $153.8 million, net of hedges, on our preferred stock in Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) during the period ended December 31, 2008. The losses in our institutional segment, which included both of these items, more than offset our retail segment income, which was $608.1 million for the year ended December 31, 2008.

In the second quarter of 2008, we made the decision to sell our Canadian brokerage business and we decided to close our direct retail lending business. As a result, the financial results for both the Canadian brokerage business and the direct retail lending business have been reported in discontinued operations for all periods presented. Additionally, we re-defined “Total net revenue” by removing “Provision for loan losses” and separately stating it as its own line item and reclassified hedge ineffectiveness recorded in accordance with SFAS No. 133, as amended Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), from “Other operating expense” to the “Gain (loss) on loans and securities, net” line item.

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

Revenue

The components of net revenue and the resulting variances are as follows (dollars in thousands):

			Variance
	Year Ended December 31,		2008 vs. 2007
	2008	2007	Amount	%
Revenue:
Operating interest income	$2,469,940	$3,523,055	$(1,053,115)	(30)%
Operating interest expense	(1,201,934)	(1,939,456)	737,522	(38)%

Net operating interest income	1,268,006	1,583,599	(315,593)	(20)%

Commission	515,551	663,642	(148,091)	(22)%
Fees and service charges	199,956	230,567	(30,611)	(13)%
Principal transactions	84,882	102,180	(17,298)	(17)%
Loss on loans and securities, net	(195,483)	(2,465,474)	2,269,991	(92)%
Other revenue	52,684	47,212	5,472	12%

Total non-interest income (expense)	657,590	(1,421,873)	2,079,463	*

Total net revenue	$1,925,596	$161,726	$1,763,870	*

*	Percentage not meaningful

Total net revenue increased to $1.9 billion for the year ended December 31, 2008 compared to 2007. This increase was primarily due to the $2.2 billion loss on the sale of our asset-backed securities portfolio for the year ended December 31, 2007.

Net Operating Interest Income

Net operating interest income decreased 20% to $1.3 billion for the year ended December 31, 2008 compared to December 31, 2007. Net operating interest income is earned primarily through holding credit balances, which include margin, real estate and consumer loans, and by holding customer cash and deposits, which are a low cost source of funding. The decrease in net operating interest income was due primarily to the planned decline in enterprise interest-earning assets during 2008.

The following table presents enterprise average balance sheet data and enterprise income and expense data for our operations, as well as the related net interest spread, yields and rates and has been prepared on the basis required by the SEC’s Industry Guide 3, “Statistical Disclosure by Bank Holding Companies” (dollars in thousands):

	Year Ended December 31,
	2008			2007			2006
	Average Balance	Operating Interest Inc./Exp.	Average Yield / Cost	Average Balance	Operating Interest Inc./Exp.	Average Yield / Cost	Average Balance	Operating Interest Inc./Exp.	Average Yield / Cost
Enterprise interest-earning assets:
Loans, net(1)	$27,761,938	$1,587,838	5.72%	$30,887,047	$1,986,034	6.43%	$22,193,663	$1,364,873	6.15%
Margin receivables	5,833,592	278,213	4.77%	7,033,559	502,149	7.14%	6,531,533	464,540	7.11%
Available-for-sale mortgage-backed securities	9,455,415	435,926	4.61%	12,425,346	650,891	5.24%	11,543,546	590,512	5.12%
Available-for-sale investment securities	141,176	9,359	6.63%	3,946,334	259,898	6.59%	2,886,506	183,125	6.34%
Trading securities	350,500	23,632	6.74%	110,829	11,507	10.38%	132,454	11,388	8.60%
Cash and cash equivalents(2)	2,546,275	60,550	2.38%	718,298	34,391	4.79%	927,650	42,039	4.53%
Stock borrow and other	762,497	53,669	7.04%	960,124	69,262	7.21%	661,367	44,878	6.79%

Total enterprise interest-earning assets(3)	46,851,393	2,449,187	5.22%	56,081,537	3,514,132	6.27%	44,876,719	2,701,355	6.02%

Non-operating interest-earning assets(4)	5,002,291			5,417,418			5,038,884

Total assets	$51,853,684			$61,498,955			$49,915,603

Enterprise interest-bearing liabilities:
Retail deposits:
Money market and savings accounts	$11,635,073	369,925	3.18%	$10,565,100	464,084	4.39%	$5,806,811	231,602	3.99%
Sweep deposit accounts	9,904,692	39,971	0.40%	11,044,185	102,131	0.92%	10,393,857	87,714	0.84%
Certificates of deposit	3,258,954	137,394	4.22%	4,509,699	224,649	4.98%	3,851,463	183,828	4.77%
Checking accounts	907,957	19,665	2.17%	390,077	5,689	1.46%	355,403	3,347	0.94%
Brokered certificates of deposit	976,097	48,893	5.01%	512,485	25,402	4.96%	535,835	24,726	4.61%
Customer payables	4,288,776	29,649	0.69%	5,707,211	67,485	1.18%	5,882,532	62,049	1.05%
Repurchase agreements and other borrowings	7,736,906	318,291	4.11%	12,261,145	643,382	5.25%	10,980,134	549,085	5.00%
Federal Home Loan Bank (“FHLB”) advances	4,667,436	218,940	4.69%	7,071,762	364,442	5.15%	3,488,184	165,545	4.75%
Stock loan and other	1,075,551	18,615	1.73%	1,298,312	39,739	3.06%	1,067,726	34,317	3.21%

Total enterprise interest-bearing liabilities	44,451,442	1,201,343	2.70%	53,359,976	1,937,003	3.63%	42,361,945	1,342,213	3.17%

Non-operating interest-bearing liabilities(5)	4,706,266			4,002,648			3,756,673

Total liabilities	49,157,708			57,362,624			46,118,618
Total shareholders’ equity	2,695,976			4,136,331			3,796,985

Total liabilities and shareholders’ equity	$51,853,684			$61,498,955			$49,915,603

Excess of enterprise interest-earning assets over enterprise interest-bearing liabilities/Enterprise net interest income/Spread	$2,399,951	$1,247,844	2.52%	$2,721,561	$1,577,129	2.64%	$2,514,774	$1,359,142	2.85%

Reconciliation from enterprise net interest income to net operating interest income (dollars in thousands):

	Year Ended December 31,
	2008	2007	2006
Enterprise net interest income(6)	$1,247,844	$1,577,129	$1,359,142
Taxable equivalent interest adjustment	(9,120)	(30,867)	(19,297)
Customer cash held by third parties and other(7)	29,282	37,337	45,670

Net operating interest income	$1,268,006	$1,583,599	$1,385,515

(1)	Nonaccrual loans are included in the respective average loan balances. Income on such nonaccrual loans is recognized on a cash basis.
(2)	Includes segregated cash balances.
(3)	Amount includes a taxable equivalent increase in operating interest income of $9.1 million, $30.9 million and $19.3 million for 2008, 2007 and 2006, respectively.
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

(7)

Includes interest earned on average customer assets of $3.2 billion, $3.9 billion and $3.6 billion for the years ended December 31, 2008, 2007 and 2006, respectively, held by parties outside E*TRADE Financial, including third party money market funds and sweep deposit accounts at unaffiliated financial institutions. Other consists of net operating interest earned on average stock conduit assets of $1.3 million and $303.5 million for the years ended December 31, 2007 and 2006, respectively. There were not any stock conduit assets at December 31, 2008.

	Year Ended December 31,
	2008	2007	2006
Enterprise net interest:
Spread	2.52%	2.64%	2.85%
Margin (net yield on interest-earning assets)	2.66%	2.81%	3.03%
Ratio of enterprise interest-earning assets to enterprise interest- bearing liabilities	105.40%	105.10%	105.94%
Return on average:
Total assets	(0.99)%	(2.34)%	1.26%
Total shareholders’ equity	(18.98)%	(34.86)%	16.56%
Average equity to average total assets	5.20%	6.73%	7.61%

Average enterprise interest-earning assets decreased 16% to $46.9 billion for the year ended December 31, 2008 compared to 2007, primarily the result of a decrease in our available-for-sale portfolio, margin receivables and loans, net, offset by an increase in cash and equivalents. Average available-for-sale mortgage-backed and investment securities decreased 41% to $9.6 billion for the year ended December 31, 2008 compared to 2007. This decrease was primarily due to the sale of certain mortgage-backed securities in the first quarter of 2008 and the sale of our asset-backed securities portfolio towards the end of the fourth quarter of 2007. Average margin receivables decreased 17% to $5.8 billion for the year ended December 31, 2008 compared to 2007. We believe this decrease was due to customers deleveraging and reducing their risk exposure given the substantial volatility in the financial markets. Average loans, net decreased 10% to $27.8 billion for the year ended December 31, 2008 compared to 2007 as a result of our focus on growing the one- to four-family loan portfolio in the first and second quarters of 2007. Beginning in the second half of 2007, we altered our strategy and halted the focus on growing the balance sheet. For the foreseeable future, we plan to allow our home equity loans to pay down resulting in an overall decline in the balance of the loan portfolio.

Average enterprise interest-bearing liabilities decreased 17% to $44.5 billion for the year ended December 31, 2008 compared to 2007. The decrease in average enterprise interest-bearing liabilities was primarily due to a decrease in repurchase agreements and other borrowings, FHLB advances and customer payables. Average repurchase agreements and other borrowings decreased 37% to $7.7 billion for the year ended December 31, 2008 compared to 2007. Average FHLB advances decreased 34% to $4.7 billion for the year ended December 31, 2008 compared to 2007. Repurchase agreements and other borrowings are the primary wholesale funding sources for our loans, net and available-for-sale securities portfolios. The decreases in these balances were the result of paying down these liabilities as we decreased the size of our balance sheet during 2008. Average customer payables decreased 25% to $4.3 billion for the year ended December 31, 2008 compared to 2007, which was related primarily to the sale of our Canadian brokerage business during the third quarter of 2008.

Enterprise net interest spread decreased by 12 basis points to 2.52% for the year ended December 31, 2008 compared to 2007. This decrease was driven in part by an atypical spread among two key benchmark interest rates: federal funds and the London Interbank Offered Rate (“LIBOR”). The majority of our interest-earning assets and liabilities are linked, either directly or indirectly, to these benchmark interest rates. We believe this spread will return to more normalized levels in future periods. In addition, we plan to reduce the rates paid on our Complete Savings Account to be more consistent with current market rates. We believe the combined impact of these two items will result in a modest increase to our net interest spread in future periods.

Operating interest income and operating interest expense reflect income and expense on hedges that qualify for hedge accounting under SFAS No. 133, as amended. The following table shows the income (expense) on hedges that are included in operating interest income and expense (dollars in thousands):

	Year Ended December 31,		Variance
			2008 vs. 2007
	2008	2007	Amount	%
Operating interest income:
Operating interest income, gross	$2,443,886	$3,509,453	$(1,065,567)	(30)%
Hedge income	26,054	13,602	12,452	92%

Operating interest income	2,469,940	3,523,055	(1,053,115)	(30)%

Operating interest expense:
Operating interest expense, gross	(1,127,026)	(1,936,256)	809,230	(42)%
Hedge expense	(74,908)	(3,200)	(71,708)	*

Operating interest expense	(1,201,934)	(1,939,456)	737,522	(38)%

Net operating interest income	$1,268,006	$1,583,599	$(315,593)	(20)%

*	Percentage not meaningful

Commission

Commission revenue decreased 22% to $515.6 million for the year ended December 31, 2008, compared to the same period in 2007. This decrease was due almost entirely to a decrease of $142.6 million, or 99%, in our institutional commission revenue as a result of the exit of our institutional brokerage operations. Commission revenue from our retail segment, which is the sole source of commission revenue in future periods, remained stable for the year ended December 31, 2008 declining by only 1% compared to 2007. The primary factors that affect our retail commission revenue are DARTs and average commission per trade, which is impacted by both trade types and the mix between our domestic and international businesses. Each business has a different pricing structure, unique to its customer base and local market practices, and as a result, a change in the relative number of executed trades in these businesses impacts average commission per trade. Each business also has different trade types (e.g. equities, options, fixed income, exchange-traded funds, contract for difference and mutual funds) that can have different commission rates. As a result, changes in the mix of trade types within either of these businesses may impact average commission per trade.

DARTs increased 6% to 188,116 for the year ended December 31, 2008 compared to 2007. Our U.S. DART volume increased 5% and our international DARTs grew by 9% for the year ended December 31, 2008 compared to 2007, driven entirely by organic growth. In addition, option-related DARTs as a percentage of our total U.S. DARTs represented 15% and 16% of U.S. trading volume for the periods ending December 31, 2008 and 2007, respectively.

Average commission per trade decreased 7% to $10.88 for the year ended December 31, 2008 compared to 2007. The decrease was primarily a function of the product and customer mix. The overall poor performance of the equity markets for the year ended December 31, 2008 disproportionately impacted higher commission products, such as corporate services transactions and mutual funds. Main Street Investors, who generally have a higher commission per trade, traded less during the period compared to Active Traders and Mass Affluent customers, who generally have a lower commission per trade. Customer appreciation, win-back and other promotional campaigns also contributed to the decrease in average commission per trade.

Fees and Service Charges

Fees and service charges decreased 13% to $200.0 million for the year ended December 31, 2008 compared to 2007. This decrease was primarily due to a lower order flow revenue, advisory management fees and CDO management fees. The decrease in advisory management fees was primarily due to our sale of RAA. The decrease in CDO management fees was due to the sale of our collateral management agreements during the first quarter of 2008.

Principal Transactions

Principal transactions decreased 17% to $84.9 million for the year ended December 31, 2008 compared to 2007. The decrease in principal transactions resulted from lower institutional trading volumes. Our principal transactions revenue is influenced by overall trading volumes, the number of stocks for which we act as a market maker, the trading volumes of those specific stocks and the performance of our proprietary trading activities.

Loss on Loans and Securities, Net

Loss on loans and securities, net was $195.5 million and $2.5 billion for the year ended December 31, 2008 and 2007, respectively, as shown in the following table (dollars in thousands):

	Year Ended December 31,		Variance
			2008 vs. 2007
	2008	2007	Amount	%
Loss on sales of loans, net	$(783)	$(14,343)	$13,560	(95)%

Gain (loss) on securities and other investments	40,289	(2,911)	43,200	*
Loss on asset-backed securities sale to Citadel	—	(2,241,031)	2,241,031	*
Loss on impairment	(102,909)	(168,739)	65,830	(39)%
Loss on trading securities, net	(134,297)	(33,441)	(100,856)	302%
Hedge ineffectiveness	2,217	(5,009)	7,226	*

Loss on securities, net	(194,700)	(2,451,131)	2,256,431	(92)%

Loss on loans and securities, net	$(195,483)	$(2,465,474)	$2,269,991	(92)%

*	Percentage not meaningful

The loss on loans and securities, net during the year ended December 31, 2008 was due principally to losses on our preferred stock in Fannie Mae and Freddie Mac, which experienced record price declines and volatility during the third quarter of 2008. Based upon our concerns about continuing market instability, all of our positions were liquidated during the third quarter of 2008, resulting in a pre-tax loss of $153.8 million, net of hedges, that was recognized in loss on trading securities, net.

We recognized $95.0 million of impairment on certain securities in our CMO portfolio during the year ended December 31, 2008, which was a result of the deterioration in the expected credit performance of the underlying loans in the securities. Further declines in the performance of our CMO portfolio could result in additional impairments in future periods. In addition, we recognized $7.7 million of impairment related to the funds held in the Reserve Funds’ Primary Fund. For additional information about the Primary Fund, refer to Liquidity and Capital Resources on page 48.

The loss on loans and securities, net during the year ended December 31, 2007 was due primarily to the $2.2 billion loss on the sale of our asset-backed securities portfolio in the fourth quarter of 2007.

Other Revenue

Other revenue increased 12% to $52.7 million for the year ended December 31, 2008 compared to 2007. The increase in other revenue was due to income from the cash surrender value of Bank-Owned Life Insurance (“BOLI”), which was entered into during the third quarter of 2007.

Provision for Loan Losses

Provision for loan losses increased $943.6 million to $1.6 billion for the year ended December 31, 2008 compared to 2007. The increase in the provision for loan losses was related primarily to deterioration in the performance of our home equity loan portfolio, which began in the second half of 2007. During the year ended December 31, 2008, we also experienced deterioration in the performance of our one- to four-family loan portfolio. We believe the deterioration in both of these portfolios was caused by several factors, including: home price depreciation in virtually all key markets; growing inventories of unsold homes; rising foreclosure rates; sustained contraction in the availability of credit; and a severe downturn in the economy. While we do believe the provision for loan losses will be at historically high levels in future periods, we do not expect those levels to be in excess of those incurred in 2008.

Operating Expense

The components of operating expense and the year-over-year variances are as follows (dollars in thousands):

			Variance
	Year Ended December 31,		2008 vs. 2007
	2008	2007	Amount	%
Compensation and benefits	$383,385	$434,785	$(51,400)	(12)%
Clearing and servicing	185,082	270,199	(85,117)	(32)%
Advertising and market development	175,250	138,675	36,575	26%
Communications	96,792	98,347	(1,555)	(2)%
Professional services	94,070	99,193	(5,123)	(5)%
Occupancy and equipment	85,766	85,189	577	1%
Depreciation and amortization	82,483	83,198	(715)	(1)%
Amortization of other intangibles	35,746	40,472	(4,726)	(12)%
Impairment of goodwill	—	101,208	(101,208)	*
Facility restructuring and other exit activities	29,502	27,183	2,319	9%
Other	122,139	195,384	(73,245)	(37)%

Total operating expense	$1,290,215	$1,573,833	$(283,618)	(18)%

*	Percentage not meaningful.

Operating expense decreased 18% to $1.3 billion for the year ended December 31, 2008 compared to 2007. The decrease in expense excluding interest was driven primarily by decreases in compensation and benefits, clearing and servicing, impairment of goodwill and other expense. These decreases were offset slightly by an increase in advertising and market development expense.

Compensation and Benefits

Compensation and benefits decreased 12% to $383.4 million for the year ended December 31, 2008 compared to 2007. The decrease resulted primarily from lower salary expense due to a reduction in our employee base and decreased variable compensation during the year ended December 31, 2008 when compared to 2007.

Clearing and Servicing

Clearing and servicing expense decreased 32% to $185.1 million for the year ended December 31, 2008 compared to 2007. This decrease is related primarily to the exit of our institutional brokerage operations, which resulted in lower clearing expenses.

Advertising and Market Development

Advertising and market development expense increased 26% to $175.3 million for the year ended December 31, 2008 compared to 2007. This planned increase was aimed at restoring customer confidence as well as expanded efforts to promote our products and services to retail investors.

Impairment of Goodwill

Impairment of goodwill was $101.2 million for the year ended December 31, 2007. This impairment represents the entire amount of goodwill associated with our balance sheet management business, which had a significant decline in fair value during the fourth quarter of 2007. There was no such impairment for the year ended December 31, 2008.

Facility Restructuring and Other Exit Activities

Facility restructuring and other exit activities expense was $29.5 million for the year ended December 31, 2008. These costs were due primarily to the exit of certain facilities during the year ended December 31, 2008. Slightly offsetting the restructuring expense is the gain on the sale of RAA of $2.8 million which was recorded in the second quarter of 2008.

Other

Other expense decreased 37% to $122.1 million for the year ended December 31, 2008 compared to 2007, which was primarily due to items that are not expected to recur in future periods. During the first quarter of 2008, we sold our corporate aircraft related assets, which resulted in a $23.7 million gain on sale. During the second quarter of 2008, we realized approximately $13 million of insurance recoveries of fraud losses incurred in prior periods as well as other recoveries to legal reserves. The decrease is also due to $35.1 million in expense recorded for certain legal and regulatory matters for the year ended December 31, 2007.

Other Income (Expense)

Other income (expense) increased to an expense of $330.6 million for 2008 compared to an expense of $123.1 million for 2007, as shown in the following table (dollars in thousands):

	Year Ended December 31,		Variance
			2008 vs. 2007
	2008	2007	Amount	%
Other income (expense):
Corporate interest income	$7,210	$5,755	$1,455	25%
Corporate interest expense	(362,160)	(172,482)	(189,678)	110%
Gain (loss) on sales of investments, net	(4,230)	35,980	(40,210)	(112)%
Gain (loss) on early extinguishment of debt	10,084	(19)	10,103	*
Equity in income of investments and venture funds	18,462	7,665	10,797	141%

Total other income (expense)	$(330,634)	$(123,101)	$(207,533)	169%

*	Percentage not meaningful.

Total other income (expense) for the year ended December 31, 2008 consisted primarily of corporate interest expense resulting from our corporate debt, which included the springing lien notes, senior notes and mandatory convertible notes. Corporate interest expense increased 110% to $362.2 million for the year ended December 31, 2008 compared to 2007, primarily due to the interest expense on the springing lien notes that were issued in the fourth quarter of 2007 and first quarter of 2008. During 2008, our wholly owned subsidiary, E*TRADE Mauritius, sold its equity shares in Investsmart for proceeds of approximately $145 million, which resulted in a gain on sale of $22.3 million recorded in equity in income of investments and venture funds. During 2007, we sold our investments in E*TRADE Australia and E*TRADE Korea, which resulted in $37.0 million in gain on sales of investments, net.

The gain on early extinguishment of debt is primarily due to a gain of $21.5 million recognized on the exchange of our senior notes for shares of our common stock for the year ended December 31, 2008. The gain of $21.5 million is offset by a loss of $10.8 million related to the early extinguishment of FHLB advances and a loss of $0.6 million on the prepayment of debt related to the sale of the corporate aircraft.

Income Tax Benefit

The income tax benefit from continuing operations was $469.5 million and $732.9 million for the years ended December 31, 2008 and 2007, respectively. Our effective tax rate for 2008 was (36.7)% compared to (33.7)% for 2007. For additional information, see Note 17—Income Taxes to the consolidated financial statements.

Our 2008 effective tax rate included a number of tax benefits and expenses which were incremental to the amount of tax accrued based on the statutory tax rates in the jurisdictions in which we operate. The most significant items are summarized in the following table (dollars in millions):

Year Ended December 31, 2008 Tax Expense
Incremental tax benefits
Tax exempt income	$10.2
FIN 48 settlements and reversals	14.0
Low income housing tax credits	2.4

Total tax benefits	26.6
Incremental tax expenses
Non-deductible officer’s compensation	1.6
Sweden valuation allowance	7.3
Removal of foreign earnings from permanently reinvested	1.8
Tax rate differential of international operations	7.9
Non-deductible portion of interest expense on springing lien notes	24.6

Total tax expense	43.2

Incremental tax expense	$16.6

The Company expects the 2009 effective tax rate to increase when compared to the tax rates for 2008. More specifically, we expect the 2009 effective tax rate to be based on a pro-forma effective tax rate of approximately 37-38% plus an additional fixed amount of income tax expense between $25 and $30 million.

During the year ended December 31, 2008 we did not provide for a valuation allowance against our federal deferred tax assets. We are required to establish a valuation allowance for deferred tax assets and record a charge to income if we determine, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized. If we did conclude that a valuation allowance was required, the resulting loss would have a material adverse effect on our results of operations, financial condition and our regulatory capital position at E*TRADE Bank. As of December 31, 2008, we had net deferred tax assets of $1.0 billion.

We did not establish a valuation allowance against our federal deferred tax assets as of December 31, 2008 as we believe that it is more likely than not that all of these assets will be realized. Our evaluation focused on identifying significant, objective evidence that we will be able to realize our deferred tax assets in the future. We reviewed the estimated future taxable income for our retail and institutional segments separately and determined that our net operating losses in 2007 and 2008 were due solely to the credit losses in our institutional segment. We believe these losses were caused by the crisis in the residential real estate and credit markets which significantly impacted our asset-backed securities and home equity loan portfolios in 2007 and continued to generate credit losses in 2008. We estimate that these credit losses will continue in future periods; however, we ceased the business activities which we believe are the root cause of these losses. Therefore, while we do expect credit losses to continue in future periods, we do expect these amounts to decline when compared to our credit losses in 2007 and 2008. Our retail segment generated substantial book taxable income for each of the last six years and we estimate that it will continue to generate taxable income in future periods at a level sufficient enough to generate taxable income for the Company as a whole. We consider this to be significant, objective evidence that we will be able to realize our deferred tax assets in the future.

Our analysis of the need for a valuation allowance recognizes that we are in a cumulative book taxable loss position as of the three-year period ended December 31, 2008, which is considered significant, objective evidence that we may not be able to realize some portion of our deferred tax assets in the future. However, we believe we are able to rely on our forecasts of future taxable income and overcome the uncertainty created by the cumulative loss position.

The crisis in the residential real estate and credit markets has created significant volatility in our results of operations. This volatility is isolated almost entirely to our institutional segment. Our forecasts for this segment include assumptions regarding our estimate of future expected credit losses, which we believe to be the most variable component of our forecasts of future taxable income. We believe this variability could create a book loss in our overall results for an individual reporting period while not significantly impacting our overall estimate of taxable income over the period in which we expect to realize our deferred tax assets. Conversely, we believe our retail segment will continue to produce a stable stream of income which we believe we can reliably estimate in both individual reporting periods as well as over the period in which we estimate we will realize our deferred tax assets.

In evaluating the need for a valuation allowance, we estimated future taxable income based on management approved forecasts. This process required significant judgment by management about matters that are by nature uncertain. If future events differ significantly from our current forecasts, a valuation allowance may need to be established, which would have a material adverse effect on our results of operations, financial condition and our regulatory capital position at E*TRADE Bank. In addition, a significant portion of the net deferred tax asset relates to a $2.3 billion federal tax loss carryforward, the utilization of which may be further limited in the event of certain material changes in the ownership of the Company. We will continue to monitor and update our assumptions and forecasts of future taxable income and assess the need for a valuation allowance.

Income from Discontinued Operations, Net of Tax

During the year ended December 31, 2008, we sold our Canadian brokerage business to Scotiabank. The sale resulted in proceeds of approximately $515 million, including $54 million in repatriation of capital prior to the close and a pre-tax gain of $429.0 million. We also exited our direct retail lending business, which was our last remaining loan origination channel (we exited our wholesale mortgage lending channel in 2007). Therefore, the results of operations of our Canadian brokerage business, including the gain on sale, and the entire direct retail lending business are reported as discontinued operations on our consolidated statement of income (loss) for all periods presented. The following table outlines the components of discontinued operations (dollars of thousands):

	Years Ended December 31,		Variance
			2008 vs. 2007
	2008	2007	Amount	%
Lending loss, net of tax	$(6,235)	$(21,612)	$15,377	(71)%
Canada income, net of tax	10,910	22,195	(11,285)	(51)%
Canada—gain on disposal, net of tax	268,798	—	268,798	*
Canada—tax benefit of excess tax basis over book basis	24,121	—	24,121	*

Income from discontinued operations, net of tax	$297,594	$583	$297,011	*

*	Percentage not meaningful.

The benefit of excess tax basis over book basis is related to our Canadian brokerage business, which resulted from the difference between the tax and financial reporting bases of the business. We recognized this difference in the second quarter of 2008 because a commitment to sell the Canadian brokerage business was in place. The sale of the Canadian brokerage business was completed in the third quarter of 2008 for a gain of $268.8 million, net of tax.

2007 Compared to 2006

Income (loss) from continuing operations was a loss of $1.4 billion for the year ended December 31, 2007 compared to income of $626.9 million for the year ended December 31, 2006. The loss from continuing operations for the year ended December 31, 2007 was due principally to the $2.2 billion loss on the sale of our asset-backed securities portfolio and an increase in our provision for loan losses of $595.1 million to $640.1 million. These losses in our institutional segment more than offset the increase in our retail segment income, which increased $91.3 million to $794.4 million for the year ended December 31, 2007 compared to 2006.

Revenue

Net Operating Interest Income

Net operating interest income increased 14% to $1.6 billion for the year ended December 31, 2007 compared to 2006. The increase in net operating interest income was due primarily to the increase in enterprise interest-earning assets. Average enterprise interest-earning assets increased 25% to $56.1 billion for the year ended December 31, 2007 compared to 2006. Average loans, net grew 39% to $30.9 billion for the year ended December 31, 2007 compared to 2006 as a result of our focus on growing the one- to four-family loan portfolio in the first and second quarters of 2007. Beginning in the second half of 2007, we altered our strategy and halted the focus on growing the balance sheet.

Average enterprise interest-bearing liabilities increased 26% to $53.4 billion for the year ended December 31, 2007 compared to 2006. The increase in average enterprise interest-bearing liabilities was primarily in retail deposits. Average retail deposits increased 30% to $26.5 billion for the year ended December 31, 2007 compared to 2006. Increases in average retail deposits were driven by growth in the Complete Savings Account.

Enterprise net interest spread decreased by 21 basis points to 2.64% for the year ended December 31, 2007 compared to 2006. This decrease was primarily the result of a challenging interest rate environment throughout 2007 as well as growth in our Complete Savings Account, which pays a higher interest rate than the majority of our other deposit products.

Commission

Commission revenue increased 11% to $663.6 million for the year ended December 31, 2007 compared to 2006, which was driven by an increase of $61.8 million, or 13%, in our retail commission revenue.

DARTs increased 16% to 177,900 for the year ended December 31, 2007 compared to 2006. Our U.S. DART volume increased 13% for the year ended December 31, 2007 compared to 2006. Our international DARTs grew by 42% for the year ended December 31, 2007 compared to 2006, driven entirely by organic growth. In addition, option-related DARTs further increased as a percentage of total U.S. DARTs and represented 16% of trading volume versus 13% in 2006.

Average commission per trade decreased 2% to $11.72 for the year ended December 31, 2007 compared to 2006. The decrease was primarily a function of the mix of customers. Main Street Investors, who generally have a higher commission per trade, traded less during the period compared to Active Traders and Mass Affluent, who generally have a lower commission per trade. Customer appreciation and win-back campaigns, particularly in the fourth quarter of 2007, also contributed to the decrease in average commission per trade.

Fees and Service Charges

Fees and service charges increased 5% to $230.6 million for the year ended December 31, 2007 compared to 2006. This increase was due to an increase in order flow payment, advisor management fees, foreign currency margin revenue, fixed income product revenue and mutual fund fees, partially offset by a decrease in account maintenance fees and mortgage servicing fees.

Principal Transactions

Principal transactions decreased 7% to $102.2 million for the year ended December 31, 2007 compared to 2006. The decrease in principal transactions resulted from lower institutional trading volumes.

Gain (Loss) on Loans and Securities, Net

Gain (loss) on loans and securities, net was a loss of $2.5 billion for the year ended December 31, 2007 compared to a gain of $21.2 million for the same period in 2006. The decline in the total gain (loss) on loans and securities, net during 2007 was due primarily to the $2.2 billion loss on the sale of our asset-backed securities portfolio in the fourth quarter of 2007.

Other Revenue

Other revenue increased 36% to $47.2 million for the year ended December 31, 2007 compared to 2006. The increase in other revenue was due to income from the cash surrender value of BOLI, an increase in fees earned in connection with distribution of shares during initial public offerings and software consulting fees from our Corporate Services business.

Provision for Loan Losses

Provision for loan losses increased $595.1 million to $640.1 million for the year ended December 31, 2007 compared to 2006. The increase in the provision for loan losses was related primarily to deterioration in the performance of our home equity loan portfolio in the second half of 2007.

Operating Expense

Operating expense increased 19% to $1.6 billion for 2007 compared to 2006. The increase in expense excluding interest was driven primarily by increases in clearing and servicing, advertising and market development, impairment of goodwill and other expense.

Compensation and Benefits

Compensation and benefits increased 1% to $434.8 million for the year ended December 31, 2007 compared to 2006. The slight increase resulted primarily from increased benefit costs offset slightly by lower incentive based compensation in the current year.

Clearing and Servicing

Clearing and servicing expense increased 11% to $270.2 million for the year ended December 31, 2007 compared to 2006. This increase is due primarily to higher loan balances during the period, which resulted in higher servicing costs, and increased trading activity, which resulted in higher clearing expenses.

Advertising and Market Development

Advertising and market development expense increased 31% to $138.7 million for the year ended December 31, 2007 compared to 2006. This planned increase is a result of expanded efforts to promote our products and services to retail investors.

Impairment of Goodwill

Impairment of goodwill was $101.2 million for the year ended December 31, 2007. This impairment represents the entire amount of goodwill associated with our balance sheet management business, which had a significant decline in fair value during the fourth quarter of 2007.

Facility Restructuring and Other Exit Activities

Facility restructuring and other exit activities expense was $27.2 million for the year ended December 31, 2007. The majority of this expense was incurred during the fourth quarter of 2007 and was driven primarily by the shut down of the international portion of our institutional brokerage business.

Other

Other expense increased 51% to $195.4 million for the year ended December 31, 2007 compared to 2006. The increase for the year ended December 31, 2007 is due primarily to higher expense for certain legal and regulatory matters and higher FDIC premiums.

Other Income (Expense)

Other income (expense) increased 71% to $123.1 million for 2007 compared to 2006. Total other income (expense) for the year ended December 31, 2007 consisted primarily of corporate interest expense which increased 13% to $172.5 million, compared to 2006. The interest expense was partially offset by the sale of our investments in E*TRADE Australia and E*TRADE Korea, which resulted in $37.0 million in gain on sales of investments, net. During 2006, we sold shares of our investments in Softbank Investment Corporation and International Securities Exchange Holdings, Inc. resulting in gains of $71.7 million.

Income Tax Expense (Benefit)

The income tax benefit from continuing operations was $732.9 million for the year ended December 31, 2007 compared to an income tax expense of $305.4 million for the same period in 2006. Our effective tax rate for

2007 was (33.7)% compared to 32.8% for 2006. For additional information, see Note 17—Income Taxes to the consolidated financial statements.

Discontinued Operations

Our income from discontinued operations, net of tax was $0.6 million for the year ended December 31, 2007 compared to $1.9 million for the same period in 2006. During 2007 and 2006, discontinued operations included operating results from our Canadian brokerage business and our direct retail lending business. During 2006, discontinued operations also included the results from our professional agency business, E*TRADE Professional Trading, LLC.

SEGMENT RESULTS REVIEW

Retail

The following table summarizes retail financial and key metrics for the periods ended December 31, 2008, 2007 and 2006 (dollars in thousands, except for key metrics):

	Year Ended December 31,			Variance
				2008 vs. 2007
	2008	2007	2006	Amount	%
Retail segment income:
Net operating interest income	$829,707	$962,557	$870,462	$(132,850)	(14)%
Commission	514,736	520,216	458,463	(5,480)	(1)%
Fees and service charges	200,726	218,682	202,037	(17,956)	(8)%
Gain (loss) on loans and securities, net	(78)	180	3,414	(258)	*
Other revenue	38,463	40,653	35,357	(2,190)	(5)%

Net segment revenue	1,583,554	1,742,288	1,569,733	(158,734)	(9)%
Total segment expense	975,488	947,864	866,568	27,624	3%

Total retail segment income	$608,066	$794,424	$703,165	$(186,358)	(23)%

Key Metrics(1):
Retail customer assets (dollars in billions)	$112.2	$185.0	$191.3	$(72.8)	(39)%
Net new customer assets (dollars in billions)(2)	$5.4	$(11.3)	$3.2	$16.7	*
Customer cash and deposits (dollars in billions)	$32.3	$32.7	$33.0	$(0.4)	(1)%
DARTs	188,116	177,900	153,146	10,216	6%
Average commission per trade	$10.88	$11.72	$11.97	$(0.84)	(7)%
End of period margin debt (dollars in billions)	$2.8	$7.0	$6.8	$(4.2)	(60)%
End of period total accounts	4,533,034	4,287,240	4,002,496	245,794	6%

*	Percentage not meaningful.
(1)	Metrics have been represented to exclude activity from discontinued operations. All discussions, unless otherwise noted, are based on metrics from continuing operations.
(2)	For the year ended December 31, 2008, net new customer assets were $6.4 billion excluding the sale of RAA.

Our retail segment generates revenue from brokerage and banking relationships with retail customers. These relationships essentially drive five sources of revenue: net operating interest income; commission; fees and service charges; gain (loss) on loans and securities, net; and other revenue. Other revenue includes results from our stock plan administration products and services, as we ultimately service retail customers through these corporate relationships.

2008 Compared to 2007

During the fourth quarter of 2007, we experienced a disruption in our customer base which caused a decline in the core drivers of our retail segment, including: net new accounts, customer cash and deposits, DARTs, margin debt and retail customer assets. We believe this disruption was due to the uncertainty surrounding the Company in connection with the credit related losses in our institutional segment. While we anticipate credit related losses will be at historically high levels in future periods, primarily in our home equity loan portfolio, we believe our retail customer base has stabilized. During the year ended December 31, 2008, our retail customer base showed positive growth trends, including adding almost 246,000 net new accounts and growth in net new customer assets of approximately $5.4 billion ($6.4 billion excluding the sale of RAA). We believe these are indications that our retail segment has not only stabilized but has returned to modest growth.

Retail segment income decreased 23% to $608.1 million for the year ended December 31, 2008 compared to 2007. This was due primarily to a decrease in net operating interest income and an increase in total segment expense.

Retail net operating interest income decreased 14% to $829.7 million for the year ended December 31, 2008 compared to 2007. This decrease was driven primarily by a decrease in margin debt as well as the above market rate on our Complete Savings Account. We plan to reduce the rate on this product in future periods which we believe will result in an improvement to retail net operating interest income.

Retail commission revenue decreased 1% to $514.7 million for the year ended December 31, 2008 compared to 2007. The slight decrease in commission revenue was primarily the result of a decrease in average commission per trade of 7%, offset by an increase in DARTs of 6%.

Retail segment expense increased 3% to $975.5 billion for the year ended December 31, 2008 compared to 2007. This increase related primarily to our planned growth in marketing spend as we expanded efforts to promote our products and services to retail investors.

As of December 31, 2008, we had approximately 2.6 million active brokerage accounts, 1.0 million active stock plan accounts and 0.9 million active banking accounts. For the years ended December 31, 2008 and 2007, our retail brokerage products contributed 67% for both years, and our banking products contributed 28% and 27%, respectively, of total retail net revenue. All other products contributed less than 10% of total retail net revenue for the years ended December 31, 2008 and 2007.

2007 Compared to 2006

Retail segment income increased 13% to $794.4 million for the year ended December 31, 2007 compared to 2006. The increase in retail segment income during the year ended December 31, 2007 compared to 2006 was due to an increase in net operating interest income and commission revenue, offset by lower gain on sales of loans and securities, net.

Retail net operating interest income increased 11% to $962.6 million for the year ended December 31, 2007 compared to 2006. This increase was driven by customer cash and deposits, which generally translate into a lower cost of funds. The growth in customer cash and deposits during the first three quarters of 2007 was largely offset by the decline in customer cash during the fourth quarter of 2007.

Retail commission revenue increased 13% to $520.2 million for the year ended December 31, 2007 compared to 2006. The increase in commission revenue was primarily the result of increased trading volumes in the overall domestic equity market and in our international commissions.

Retail segment expense increased 9% to $947.9 million for the year ended December 31, 2007 compared to 2006. This increase related to our targeted growth in marketing spend as we expanded efforts to promote our products and services to retail investors.

As of December 31, 2007, we had approximately 2.5 million active brokerage accounts, 1.1 million active stock plan accounts and 0.8 million active banking accounts. For the years ended December 31, 2007 and 2006, our retail brokerage products contributed 67% and 69%, respectively, and our banking products contributed 27% and 25%, respectively, of total retail net revenue. All other products contributed less than 10% of total retail net revenue for the years ended December 31, 2007 and 2006.

Institutional

The following table summarizes institutional financial and key metrics for the periods ended December 31, 2008, 2007 and 2006 (dollars in thousands, except for key metrics):

	Year Ended December 31,			Variance
				2008 vs. 2007
	2008	2007	2006	Amount	%
Institutional segment income (loss):
Net operating interest income	$438,299	$621,042	$515,053	$(182,743)	(29)%
Commission	815	143,426	138,613	(142,611)	(99)%
Fees and service charges	8,422	21,619	25,366	(13,197)	(61)%
Principal transactions	84,882	102,180	110,136	(17,298)	(17)%
Gain (loss) on loans and securities, net	(195,405)	(2,465,654)	17,786	2,270,249	(92)%
Other revenue	14,271	7,093	244	7,178	101%

Net segment revenue	351,284	(1,570,294)	807,198	1,921,578	*
Provision for loan losses	1,583,666	640,078	44,970	943,588	147%
Total segment expense	323,969	636,237	461,078	(312,268)	(49)%

Total institutional segment income (loss)	$(1,556,351)	$(2,846,609)	$301,150	$1,290,258	(45)%

Key Metrics(1):
Nonperforming loans as a % of gross loans receivable	3.69%	1.37%	0.28%	—	2.32%
Allowance for loan losses (dollars in millions)	$1,080.6	$508.2	$67.6	$572.4	113%
Allowance for loan losses as a % of nonperforming loans	114.70%	121.44%	90.52%	—	(6.74)%

*	Percentage not meaningful
(1)	Metrics have been represented to exclude activity from discontinued operations. All discussions, unless otherwise noted, are based on metrics from continuing operations.

Our institutional segment generates revenue from balance sheet management activities and market-making activities. Balance sheet management activities include managing loans previously purchased from the retail segment as well as third parties, and leveraging these loans and retail customer cash and deposit relationships to generate additional net operating interest income.

2008 Compared to 2007

As a result of our exposure to the credit crisis in the residential real estate and credit markets, our institutional segment incurred a loss of $1.6 billion for the year ended December 31, 2008. The loss was driven primarily by an increase in our provision for loan losses for our loan portfolio of $943.6 million to $1.6 billion for the year ended December 31, 2008 compared to 2007.

Net operating interest income decreased 29% to $438.3 million for the year ended December 31, 2008 compared to 2007. The decrease in net operating interest income was due primarily to the decrease in average enterprise interest-earning assets of 16% to $46.9 billion as of December 31, 2008 compared to 2007.

Institutional commission revenue decreased to $0.8 million for the year ended December 31, 2008 compared to 2007. The decrease was a result of the exit of our institutional brokerage operations.

Fees and service charges revenue decreased 61% to $8.4 million for the year ended December 31, 2008 compared to 2007. The decrease is primarily the result of a decrease in CDO management fees, which are no longer a revenue stream due to the sale of our collateral management agreements during the first quarter of 2008.

The total loss on loans and securities, net during year ended December 31, 2008 was due principally to losses on our preferred stock in Fannie Mae and Freddie Mac, which experienced record price declines and volatility during the third quarter of 2008. Based upon our concerns about continuing market instability, all of our positions were liquidated during the third quarter of 2008, resulting in a pre-tax loss of $153.8 million, net of hedges, that was recognized in loss on trading securities, net.

In addition, we recognized $95.0 million of impairment on certain securities in our CMO portfolio during the year ended December 31, 2008, which was a result of the deterioration in the expected credit performance of the underlying loans in the securities. Further declines in the performance of our CMO portfolio could result in additional impairments in future periods.

Provision for loan losses increased $943.6 million to $1.6 billion for the year ended December 31, 2008 compared to 2007. The increase in the provision for loan losses was related primarily to deterioration in the performance of our home equity loan portfolio, which began in the second half of 2007. During the year ended December 31, 2008, we also experienced deterioration in the performance of our one- to four-family loan portfolio. We believe the deterioration in both of these portfolios was caused by several factors, including: home price depreciation in virtually all key markets; growing inventories of unsold homes; rising foreclosure rates; sustained contraction in the availability of credit; and a severe downturn in the economy. While we do believe the provision for loan losses will be at historically high levels in future periods, we do not expect those levels to be in excess of those incurred in 2008.

Total institutional segment expense decreased 49% to $324.0 million for the year ended December 31, 2008 compared to 2007. This decrease was due primarily to the goodwill impairment recorded for the year ended December 31, 2007 associated with our balance sheet management business. There was also a decline in our clearing expense related to the exit of our institutional brokerage operations, as well as a reduction in corporate overhead expenses, the majority of which are allocated to the institutional segment.

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

Net operating interest income increased 21% to $621.0 million for the year ended December 31, 2007 compared to 2006. The increase in net operating interest income was due primarily to the increase in average interest-earning assets of 25% to $56.1 as of December 31, 2007.

Institutional commission revenue increased 3% to $143.4 million for the year ended December 31, 2007 compared to 2006. The increase was due to higher trading volumes as a result of volatility in global equity markets.

Fees and service charges revenue decreased 15% to $21.6 million for the year ended December 31, 2007 compared to 2006. The decrease for the year ended December 31, 2007 is related to a $4.5 million decline in service fee income as a result of lower rates and lower home equity, credit card and CDO management fees.

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

Total institutional segment expense increased 38% to $636.2 million for the year ended December 31, 2007 compared to 2006 and was due primarily to the impairment of goodwill associated with the decline in fair value of our balance sheet management business during the fourth quarter of 2007. The increase was also driven by the expenses associated with certain legal and regulatory matters.

BALANCE SHEET OVERVIEW

The following table sets forth the significant components of our consolidated balance sheet (dollars in thousands):

	December 31,		Variance
			2008 vs. 2007
	2008	2007	Amount	%
Assets:
Cash(1)	$4,995,447	$2,113,075	$2,882,372	136%
Trading securities	55,481	130,018	(74,537)	(57)%
Available-for-sale mortgage-backed and investment securities	10,806,094	11,255,048	(448,954)	(4)%
Margin receivables	2,791,168	7,179,175	(4,388,007)	(61)%
Loans, net	24,451,852	30,139,382	(5,687,530)	(19)%
Investment in FHLB stock	200,892	338,585	(137,693)	(41)%
Other assets(2)	5,237,281	5,690,654	(453,373)	(8)%

Total assets	$48,538,215	$56,845,937	$(8,307,722)	(15)%

Liabilities and shareholders’ equity:
Deposits	$26,136,246	$25,884,755	$251,491	1%
Wholesale borrowings(3)	11,735,056	16,379,197	(4,644,141)	(28)%
Customer payables	3,753,332	5,514,675	(1,761,343)	(32)%
Corporate debt	2,750,532	3,022,698	(272,166)	(9)%
Accounts payable, accrued and other liabilities	1,571,553	3,215,547	(1,643,994)	(51)%

Total liabilities	45,946,719	54,016,872	(8,070,153)	(15)%
Shareholders’ equity	2,591,496	2,829,065	(237,569)	(8)%

Total liabilities and shareholders’ equity	$48,538,215	$56,845,937	$(8,307,722)	(15)%

(1)	Includes balance sheet line items cash and equivalents and cash and investments required to be segregated under federal or other regulations.
(2)	Includes balance sheet line items property and equipment, net, goodwill, other intangibles, net and other assets.
(3)	Includes balance sheet line items securities sold under agreements to repurchase and other borrowings.

The decrease in total assets was attributable primarily to a decrease of $5.7 billion in loans, net and a decrease of $4.4 billion in margin receivables for the period ended December 31, 2008 compared to 2007. These decreases were partially offset by an increase in cash of $2.9 billion. The decrease in loans, net is due to our strategy of reducing balance sheet risk and halting our previous focus on growing the balance sheet. For the foreseeable future, we plan to allow our home equity loans to pay down resulting in an overall decline in the balance of the loan portfolio. During this period, we plan to maintain excess regulatory capital at E*TRADE Bank as we focus on strengthening our capital position. We believe the decrease in our margin receivables is due to customers deleveraging and reducing their risk exposure due to the volatility in the financial markets and is not due to a specific issue with the terms or competitiveness of our margin product.

The decrease in total liabilities was attributable primarily to a decrease of $4.6 billion in wholesale borrowings, a decrease in customer payables of $1.8 billion and a decrease of $1.6 billion in accounts payable, accrued and other liabilities for the period ended December 31, 2008 compared to 2007. Repurchase agreements and other borrowings are the primary wholesale funding sources for our loans, net and available-for-sale securities portfolios. The decreases in these balances were the result of paying down these liabilities as we decreased the size of our balance sheet during 2008. The decrease in our customer payables is related primarily to the sale of our Canadian brokerage business during the year ended December 31, 2008. In addition, stock loan, which is reported within the accounts payable, accrued and other liabilities line item, decreased $1.7 billion to $0.3 billion at December 31, 2008 compared to 2007.

Available-for-Sale Mortgage-Backed and Investment Securities

Available-for-sale securities are summarized as follows (dollars in thousands):

			Variance
	December 31,		2008 vs. 2007
	2008	2007	Amount	%
Mortgage-backed securities:
Backed by U.S. Government sponsored and federal agencies	$10,110,813	$9,330,129	$780,684	8%
Collateralized mortgage obligations and other	602,376	1,123,255	(520,879)	(46)%

Total mortgage-backed securities	10,713,189	10,453,384	259,805	2%

Investment securities:
Municipal bonds	79,606	314,348	(234,742)	(75)%
Publicly traded equity securities:
Preferred stock(1)	—	371,404	(371,404)	*
Corporate investments	498	1,271	(773)	(61)%
Other	12,801	114,641	(101,840)	(89)%

Total investment securities	92,905	801,664	(708,759)	(88)%

Total available-for-sale securities	$10,806,094	$11,255,048	$(448,954)	(4)%

*	Percentage not meaningful.
(1)

On January 1, 2008, the Company elected the fair value option for preferred stock in accordance with SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). As a result of this election, preferred stock was classified on the balance sheet as trading securities during 2008; however, during the third quarter of 2008, all preferred stock positions were sold.

Available-for-sale securities represented 22% and 20% of total assets at December 31, 2008 and 2007, respectively. Available-for-sale securities decreased 4% to $10.8 billion at December 31, 2008 compared to December 31, 2007, due primarily to the sale of certain mortgage-backed securities in the first half of 2008, offset by the purchase of highly-rated securities backed by U.S. Government sponsored and federal agencies in the second half of 2008. All mortgage-backed securities backed by U.S. Government sponsored and federal agencies are AAA-rated.

Margin Receivables

The margin receivables balance is a component of the margin debt balance, which is reported as a key retail metric of $2.8 billion and $7.0 billion at December 31, 2008 and 2007, respectively. The total margin debt balance is summarized as follows (dollars in thousands):

			Variance
	December 31,		2008 vs. 2007
	2008	2007	Amount	%
Margin receivables	$2,791,168	$7,179,175	$(4,388,007)	(61)%
Margin held by third parties and other	20,676	81,669	(60,993)	(75)%
Margin held by the Canadian brokerage business(1)	—	(274,180)	274,180	*

Margin debt	$2,811,844	$6,986,664	$(4,174,820)	(60)%

*	Percentage not meaningful.
(1)	Margin held by the Canadian brokerage business prior to its sale was excluded as it is part of discontinued operations.

We believe the decrease in our margin receivables is due to customers deleveraging and reducing their risk exposure given the substantial volatility in the financial markets and is not due to an issue with the terms or competitiveness of our margin product.

Loans, Net

Loans, net are summarized as follows (dollars in thousands):

			Variance
	December 31,		2008 vs. 2007
	2008	2007	Amount	%
Loans held-for-sale	$—	$100,539	$(100,539)	*
One- to four-family	12,979,844	15,506,529	(2,526,685)	(16)%
Home equity	10,017,183	11,901,324	(1,884,141)	(16)%
Consumer and other loans:
Recreational vehicle	1,570,116	1,910,454	(340,338)	(18)%
Marine	424,595	526,580	(101,985)	(19)%
Commercial	214,084	272,156	(58,072)	(21)%
Credit card	85,851	90,764	(4,913)	(5)%
Other	4,024	23,334	(19,310)	(83)%
Unamortized premiums, net	236,766	315,866	(79,100)	(25)%
Allowance for loan losses	(1,080,611)	(508,164)	(572,447)	113%

Total loans, net	$24,451,852	$30,139,382	$(5,687,530)	(19)%

*	Percentage not meaningful.

Loans, net decreased 19% to $24.5 billion at December 31, 2008 from $30.1 billion at December 31, 2007. This decline was due primarily to our strategy of reducing balance sheet risk and halting our previous focus on growing the balance sheet. We do not expect to grow our loan portfolio for the foreseeable future. In addition, we plan to allow our home equity loans to pay down resulting in an overall decline in the balance of the loan portfolio.

In 2007, we entered into a credit default swap (“CDS”) on $4.0 billion of our first-lien residential real estate loan portfolio through a synthetic securitization structure. As of December 31, 2008, the balance of the loans covered by the CDS was $2.9 billion. A CDS provides, for a fee, an assumption by a third party of a portion of the credit risk related to the underlying loans. The CDS provides protection for losses in excess of $4.0 million, but not to exceed approximately $30.3 million. In addition, our regulatory risk-weighted assets were reduced as a result of this transaction because we transferred a portion of our credit risk to an unaffiliated third party. During the year ended December 31, 2008, we recognized $1.6 million in losses on the portion of the loans covered under the CDS. We have not yet realized any recoveries from the CDS; however, the estimated recoveries from the CDS for the next twelve months were $13.9 million at December 31, 2008, which is reflected in the allowance for loan losses.

Deposits

Deposits are summarized as follows (dollars in thousands):

			Variance
	December 31,		2008 vs. 2007
	2008	2007	Amount	%
Money market and savings accounts	$12,692,729	$10,028,115	$2,664,614	27%
Sweep deposit accounts	9,650,431	10,112,123	(461,692)	(5)%
Certificates of deposit	2,363,385	4,156,674	(1,793,289)	(43)%
Checking accounts	991,477	495,618	495,859	100%
Brokered certificates of deposit	438,224	1,092,225	(654,001)	(60)%

Total deposits	$26,136,246	$25,884,755	$251,491	1%

Deposits represented 57% and 48% of total liabilities at December 31, 2008 and 2007, respectively. Deposits increased $0.3 billion to $26.1 billion at December 31, 2008 compared to December 31, 2007, driven by a $2.7 billion increase in money market and savings accounts. This increase was offset by a decrease in certificates of deposit and brokered certificates of deposits by $2.4 billion. Deposits generally provide us the benefit of lower interest costs, compared with wholesale funding alternatives.

The deposits balance is a component of the total customer cash and deposits balance reported as a customer activity metric of $32.3 billion and $32.7 billion at December 31, 2008 and 2007, respectively. The total customer cash and deposits balance is summarized as follows (dollars in thousands):

			Variance
	December 31,		2008 vs. 2007
	2008	2007	Amount	%
Deposits	$26,136,246	$25,884,755	$251,491	1%
Less: brokered certificates of deposit	(438,224)	(1,092,225)	654,001	(60)%

Deposits excluding brokered certificates of deposit	25,698,022	24,792,530	905,492	4%
Customer payables	3,753,332	5,514,675	(1,761,343)	(32)%
Customer cash balances held by third parties and other	2,805,101	3,286,212	(481,111)	(15)%
Customer cash balances held by the Canadian brokerage business(1)	—	(883,222)	883,222	*

Total customer cash and deposits	$32,256,455	$32,710,195	$(453,740)	(1)%

*	Percentage not meaningful.
(1)	Customer cash balances held by the Canadian brokerage business prior to its sale were excluded as it is part of discontinued operations.

Wholesale Borrowings

Wholesale borrowings, which consist of securities sold under agreements to repurchase and other borrowings are summarized as follows (dollars in thousands):

			Variance
	December 31,		2008 vs. 2007
	2008	2007	Amount	%
Securities sold under agreements to repurchase	$7,381,279	$8,932,693	$(1,551,414)	(17)%

FHLB advances	$3,903,600	$6,967,406	$(3,063,806)	(44)%
Subordinated debentures	427,328	435,830	(8,502)	(2)%
Other	22,849	43,268	(20,419)	(47)%

Total other borrowings	$4,353,777	$7,446,504	$(3,092,727)	(42)%

Total wholesale borrowings	$11,735,056	$16,379,197	$(4,644,141)	(28)%

Wholesale borrowings represented 26% and 30% of total liabilities at December 31, 2008 and 2007, respectively. The decrease in other borrowings of $3.1 billion for the period ended December 31, 2008 was due primarily to a decrease in FHLB advances. Securities sold under agreements to repurchase coupled with FHLB advances are the primary wholesale funding sources of the Bank. As a result, we expect these balances to fluctuate over time as our deposits and our interest-earning assets fluctuate.

Corporate Debt

Corporate debt is summarized as follows (dollars in thousands):

			Variance
	December 31,		2008 vs. 2007
	2008	2007	Amount	%
Senior notes	$1,144,662	$1,272,742	$(128,080)	(10)%
Springing lien notes	1,605,870	1,304,391	301,479	23%
Mandatory convertible notes	—	445,565	(445,565)	*

Total corporate debt	$2,750,532	$3,022,698	$(272,166)	(9)%

*	Percentage not meaningful.

Corporate debt decreased to $2.8 billion at December 31, 2008 compared to $3.0 billion at December 31, 2007, primarily due to the retirement of the $450 million in mandatory convertible notes during the fourth quarter of 2008 and a decline in senior notes of $121 million in principal related to debt for equity exchanges. Offsetting these decreases was an additional $150.0 million of 12 1/2% springing lien notes issued to Citadel in the first quarter of 2008 and the issuance of $121 million of 12 1/2% springing lien notes in satisfaction of the November 2008 interest payment on these notes.

LIQUIDITY AND CAPITAL RESOURCES

We have established liquidity and capital policies. The objectives of these policies are to support the successful execution of our business strategies while ensuring ongoing and sufficient liquidity through the business cycle. These policies are especially important during periods of stress in the financial markets, which have been ongoing since the fourth quarter of 2007 and will likely continue for the foreseeable future. During the fourth quarter of 2007, we experienced a disruption in our customer base, which caused a significant decline in customer deposits. We believe this disruption was due to uncertainty in connection with the credit related losses in our institutional segment. Deposits are the primary source of liquidity for E*TRADE Bank, so this sudden and rapid decline created a substantial amount of liquidity risk. We followed our existing liquidity policies and contingency plans and successfully met our liquidity needs during this extraordinary period. We believe that our ability to meet liquidity needs during this time validates the effectiveness of the liquidity policies and contingency plans. While the liquidity risk associated with our customer deposits remains at historically high levels, we believe the current level of risk is substantially lower than it was during the fourth quarter of 2007.

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

We maintain capital in excess of regulatory minimums at our regulated subsidiaries, the most significant of which is E*TRADE Bank. As of December 31, 2008, we held $714.7 million of risk-based capital at E*TRADE Bank in excess of the regulatory minimum level required to be considered “well capitalized.”

We raised additional capital in 2008 by issuing shares of common stock in exchange for existing corporate debt, primarily our senior notes, commonly referred to as “3(a)9 exchanges.” We completed several 3(a)9 exchanges in the first half of 2008, which resulted in a retirement of $120.8 million of existing corporate debt. We did not complete any of these transactions during the second half of 2008 as the relative prices of our common stock and corporate debt made it unattractive to do so.

In addition, we raised approximately $750 million in cash through non-core asset sales, including the sale of our Canadian brokerage business and our equity shares in Investsmart(1).

We believe the combination of the capital generated in the transactions detailed above, the excess capital held at E*TRADE Bank and the capital that continues to be generated in our retail segment will be sufficient to meet our capital needs for at least the next twelve months.

During the fourth quarter of 2008, we applied to the U.S. Treasury for funding under the TARP Capital Purchase Program. Our application remains under active consideration and we cannot predict when a final decision will be reached. We estimate this program could provide up to approximately $800 million in new preferred equity, at rates substantially discounted to current market rates. If our application is approved, it would likely be conditional upon additional capital raising activities by us, including possible transactions with existing security holders. Our ability to issue preferred equity under the TARP program would be dependent upon receiving approval from certain of our bond holders and possibly our shareholders. While we do not believe we need this capital to fund our operations, it does have the potential to significantly improve the capital position of both E*TRADE Bank and the parent company, which would enhance our ability to maintain the balance sheet at its current level.

(1)	The equity shares of Investsmart were sold by our wholly-owned subsidiary, E*TRADE Mauritius.

Corporate Cash

Corporate cash is the primary source of liquidity at the parent company and is available to invest in our regulated subsidiaries. We define corporate cash as cash held at the parent company as well as cash held in certain subsidiaries that can distribute cash to the parent company without any regulatory approval. The components of corporate cash as of December 31, 2008 and 2007 are as follows (dollars in thousands):

	December 31,		Variance
	2008	2007	2008 vs. 2007
Parent company cash	$216,535	$251,663	$(35,128)
Converging Arrows, Inc. and other cash(1)	218,318	60,701	157,617

Total corporate cash(2)	$434,853	$312,364	$122,489

(1)	Converging Arrows, Inc. and other consists of corporate subsidiaries that can distribute cash to the parent company without any regulatory approval and includes E*TRADE Mauritius.
(2)

Total corporate cash at December 31, 2008 includes $45.3 million that we invested in The Primary Fund and is included as a receivable in the other assets line item, as The Reserve Fund has not indicated when the funds will be distributed back to investors.

Parent company cash decreased $35.1 million to $216.5 million as of December 31, 2008 when compared to December 31, 2007. The cash received from the sale of the Canadian brokerage business was offset by the $500 million in capital infusions made to E*TRADE Bank during the second half of 2008. The $157.6 million increase in cash to $218.3 million at Converging Arrows, Inc. and other as of December 31, 2008 when compared to December 31, 2007 was due almost entirely to the sale of E*TRADE Mauritius’ equity shares in Investsmart.

Cash and Equivalents

The consolidated cash and equivalents balance increased by $2.1 billion to $3.9 billion at December 31, 2008 compared to 2007. The majority of this balance is cash held in regulated subsidiaries, primarily our Bank and Brokerage, outlined as follows:

	December 31,		Variance
	2008	2007	2008 vs. 2007
Corporate cash	$434,853	$312,364	$122,489
Bank subsidiaries	3,220,232	691,826	2,528,406
Brokerage subsidiaries	339,716	768,677	(428,961)
Other corporate cash	5,356	5,377	(21)
Less:
Cash reported in Other assets(1)	(146,308)	—	(146,308)

Total consolidated cash	$3,853,849	$1,778,244	$2,075,605

(1)

Cash reported in other assets at December 31, 2008 consists of cash that we invested in The Reserve Funds’ Primary Fund and is included as a receivable in the other assets line item, as The Reserve Fund has not indicated when the funds will be distributed back to investors.

The cash held in our regulated subsidiaries serves as a source of liquidity for those subsidiaries and is not a primary source of capital for the parent company.

Cash and Equivalents Held in the Reserve Fund

At December 31, 2008, we held cash in The Reserve Funds’ Primary Fund (“the Fund”) of $146.3 million, which is included as a receivable in other assets line item on the balance sheet. On September 16, 2008, the Fund reported that its shares had fallen below the standard of $1 per share, which is commonly referred to as “breaking the buck.” Prior to the fund “breaking the buck,” we submitted a redemption request for our entire balance in the fund. The following table details our cash held in the Fund at the date the Fund was reported as “breaking the buck” and at December 31, 2008 (dollars in thousands):

			Variance
	December 31, 2008	September 15, 2008	December 31, 2008 vs. September 15, 2008
Corporate cash	$45,273	$230,326	$(185,053)
Bank subsidiaries	82,645	420,456	(337,811)
Brokerage subsidiaries	18,390	93,559	(75,169)

Total cash held in the Fund	$146,308	$744,341	$(598,033)

On October 31, 2008 and December 3, 2008, the Fund made a distribution to its investors of approximately $26 billion and $14 billion, respectively. We received $377.7 million and $209.2 million, respectively, in connection with these distributions. On December 3, 2008, the Reserve indicated that they are required to distribute the remaining assets of the Fund ratably among the holders of outstanding shares, irrespective of whether the investor made a redemption request before or after the Fund “breaking the buck.” The statement indicated, assuming a pro-rata distribution, the net asset value per share would be $0.985. As a result of that statement, we no longer believe it is probable that we will receive the full amount of our remaining position in the Fund; therefore, we recorded an impairment charge of $11.2 million(1) related to this investment. The impairment charge of $3.5 million related to our corporate cash was included in gain (loss) on sales of investments, net line item. The impairment charge of $7.7 million related to our banking and brokerage subsidiaries is included in gain (loss) on loans and securities, net line item. The remaining amount of $146.3 million, net of the $11.2 million impairment charge, that we invested in the Fund is included as a receivable in the other assets line item.

On February 26, 2009, the Reserve announced that it had adopted a Plan of Liquidation for the orderly liquidation of the assets of the Fund. Under the terms of the plan, which is subject to the supervision of the SEC, the Reserve will continue to make interim distributions up to $0.9172 per share. The Reserve indicated in this announcement that they were taking this approach in order to provide liquidity to investors without prejudicing the legal rights and remedies of any shareholder’s claims. This announcement does not change our belief that we will receive the full amount of our remaining position upon the ultimate distribution of the fund; however, we cannot state with certainty that we will not ultimately incur additional loss on our remaining position. In addition, we believe it will take a significant amount of time to eventually receive these funds.

Liquidity Available from Subsidiaries

Liquidity available to the Company from its subsidiaries, other than Converging Arrows, Inc. (“Converging Arrows”) and E*TRADE Mauritius, a wholly-owned subsidiary of Converging Arrows, is limited by regulatory requirements.

Any loans by E*TRADE Bank to the parent company and its other non-bank subsidiaries are subject to various quantitative, arm’s length, collateralization and other requirements. At December 31, 2008, E*TRADE Bank had approximately $714.7 million of risk-based capital above the “well capitalized” level. In the current credit environment, we plan to keep this significant amount of excess risk-based capital at E*TRADE Bank in order to enhance our ability to absorb credit losses while still maintaining “well capitalized” status. However, events beyond management’s control, such as a continued deterioration in residential real estate and credit markets, could adversely affect future earnings and E*TRADE Bank’s ability to meet its future capital requirements.

The Company’s broker/dealer subsidiaries are subject to capital requirements determined by their respective regulators. At December 31, 2008 and 2007, all of our brokerage subsidiaries met their minimum net capital requirements. The Company’s broker-dealer subsidiaries had excess net capital of $717.6(2) million at December 31, 2008. While we cannot assure that we would obtain regulatory approval to withdraw any of this excess net capital, $619.4 million is available for dividend while still maintaining a capital level above regulatory “early warning” guidelines.

(1)	The impairment charge was calculated based on the Company’s investment balance as of September 15, 2008 (the day the Fund “broke the buck”), which totaled $744.3 million.
(2)

The excess net capital of the broker dealer subsidiaries included $620.7 million of excess net capital at E*TRADE Clearing, which is a subsidiary of E*TRADE Bank and is also included in the excess risk-based capital of E*TRADE Bank.

Other Sources of Liquidity

We also maintain $325.0 million in uncommitted financing to meet margin lending needs. At December 31, 2008, there were no outstanding balances, and the full $325.0 million was available.

We rely on borrowed funds, such as FHLB advances and securities sold under agreements to repurchase, to provide liquidity for the Bank. Our ability to borrow these funds is dependent upon the continued availability of funding in the wholesale borrowings market. At December 31, 2008, the Bank had approximately $9.8 billion in additional borrowing capacity with the FHLB.

We have the option to make interest payments on our springing lien notes in the form of either cash or additional springing lien notes through May 2010. During the second quarter of 2008, we elected to make our first interest payment of approximately $121 million in cash. During the fourth quarter of 2008, we elected to make our second interest payment of $121 million in the form of additional springing lien notes. We expect to make our next three interest payments, which equates to all interest payments on the springing lien notes through May 2010 in the form of additional springing lien notes. The November 2010 payment is the first interest payment we are required to pay in cash.

Corporate Debt

Our current senior debt ratings are B2 by Moody’s Investor Service, B (developing) by S&P and B (high) by Dominion Bond Rating Service (“DBRS”). The Company’s long-term deposit ratings are Ba3 by Moody’s Investor Service, BB- (developing) by S&P and BB by DBRS. A significant change in these ratings may impact the rate and availability of future borrowings.

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

Contractual Obligations and Commitments

The following summarizes our contractual obligations at December 31, 2008 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (dollars in thousands):

	Payments Due by Period
	Less Than 1 Year	1-3 Years	3-5 years	Thereafter	Total
Certificates of deposit and brokered certificate of deposit (1)(2)	$2,231,375	$383,955	$108,450	$189,624	$2,913,404
Securities sold under agreements to repurchase(2)	4,780,262	1,422,058	274,437	1,174,948	7,651,705
Other borrowings(2)(3)	2,020,693	377,537	645,919	2,407,125	5,451,274
Corporate debt(4)	341,698	1,100,039	1,019,459	3,343,954	5,805,150
Operating lease payments(5)	35,108	52,498	30,332	47,458	165,396
Purchase Obligations(6)	71,317	20,287	4,429	1,889	97,922
FIN 48 liabilities	5,036	15,500	4,122	45,916	70,574

Total contractual obligations	$9,485,489	$3,371,874	$2,087,148	$7,210,914	$22,155,425

(1)	Does not include sweep deposit accounts, money market and savings accounts or checking accounts as there are no maturities and /or scheduled contractual payments.
(2)

Includes annual interest based on the contractual features of each transaction, using market rates at December 31, 2008. Interest rates are assumed to remain at current levels over the life of all adjustable rate instruments.

(3)	For mandatorily redeemable preferred securities included in other borrowings, does not assume early redemption under current conversion provisions.
(4)	Includes annual interest payments; does not assume early redemption under current call provisions. See Note 15—Corporate Debt for further details.
(5)	Includes facilities restructuring leases and excludes estimated future sublease income.
(6)

Includes purchase obligations for goods and services covered by non-cancelable contracts and contracts including cancellation fees. Excluded from the table are purchase obligations expected to be settled in cash within one year of the end of the reporting period.

As of December 31, 2008, the Company had $2.5 billion of unused lines of credit available to customers under home equity lines of credit and $0.5 billion of unused credit card and commercial lines. As of December 31, 2008, the Company had no commitments to originate, purchase or sell loans. The Company had a commitment to purchase and sell securities of $0.8 billion and $1.8 billion, respectively. The Company also had equity funding commitments of $9.7 million as of December 31, 2008, based on investment plans of venture capital funds, low income housing tax credit partnerships and joint ventures. Additional information related to commitments and contingent liabilities is detailed in Note 23—Commitments, Contingencies and Other Regulatory Matters.

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

Our businesses expose us to the following four major categories of risk that often overlap:

•	Credit Risk—Credit risk is the risk of loss resulting from adverse changes in the ability or willingness of a borrower or counterparty to meet the agreed-upon terms of their financial obligations.

•	Liquidity Risk—Liquidity risk is the risk of loss resulting from the inability to meet current and future cash flow and collateral needs.

•	Interest Rate Risk—Interest rate risk is the risk of loss from adverse changes in interest rates, which could cause fluctuations in our long-term earnings or in the value of the Company’s net assets.

•

Operational Risk—Operational risk is the risk of loss resulting from fraud, inadequate controls or the failure of the internal controls process, third party vendor issues, processing issues and external events.

We also are subject to other risks that could impact our business, financial condition, results of operations or cash flows in future periods. See Part I—Item 1A. Risk Factors.

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

•

Asset Liability Committee—E*TRADE Bank’s Asset Liability Committee (“ALCO”) has primary responsibility for managing liquidity risk and interest rate risk and reviews balance sheet trends, market interest rate and sensitivity analyses.

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

Housing Market Conditions

Conditions in the residential real estate and credit markets, which deteriorated sharply during 2007, continued to be extremely challenging during 2008. The significant and abrupt evaporation of secondary market liquidity for various types of mortgage loans, particularly home equity loans, has decreased the overall availability of housing credit. As a result, many borrowers, particularly those in markets with declining housing prices, have been unable to refinance existing loans. This combination of a decline in the availability of credit and a decline in housing prices creates significant credit risk in our loan portfolio, particularly in our home equity loan portfolio.

Loss Mitigation

Given the deterioration in the performance of our loan portfolio, particularly in our home equity loan portfolio, we formed a special credit management team to focus on the mitigation of potential losses in the home equity loan portfolio.

This team’s primary focus is reducing our exposure to open home equity lines. As of December 31, 2007, we had $6.3 billion of unused lines of credit available under home equity lines of credit. Through a variety of strategies, including voluntary line closures, automatically freezing lines on all delinquent accounts, and freezing lines on loans with materially reduced home equity, we have reduced this amount to $2.5 billion as of December 31, 2008.

The team has several other initiatives either in progress or in development which are focused on mitigating losses in our home equity loan portfolio. Those initiatives include improving collection efforts and practices of our servicers as well as increasing our loss recovery efforts to minimize the level of loss on a loan that goes to charge-off.

We also initiated a loan modification program that resulted in an insignificant number of minor modifications in 2008. Based on the programs we now have in place, we expect the number of modifications to increase significantly in 2009 when compared to 2008. On February 18, 2009, the U.S. Department of the Treasury announced the Homeowner Affordability and Stability Plan. The primary focus of this plan is to create requirements and provide incentives to modify mortgages with the goal of avoiding foreclosure. We are analyzing the details of this recently announced program and do not yet know whether it would have a significant impact on our current loan modification programs.

In addition, we continue to review our purchased mortgage loan portfolio in order to identify loans to be repurchased by the originator. Our review is primarily focused on identifying loans with early payment defaults, violations of transaction representations and warranties, or material misrepresentation on the part of the seller. Any loans identified with these deficiencies are submitted to the original seller for repurchase. During the year ended December 31, 2008, approximately $105.6 million of loans were repurchased by the original sellers.

Underwriting Standards—Originated Loans

During the second half of 2007, we exited our wholesale mortgage origination channel and no longer originate loans through brokers. During the second quarter of 2008, we exited our retail mortgage origination business, which represented our last remaining loan origination channel.

We did not originate any loans during the second half of 2008. Prior to the exit of our retail mortgage origination business in the second quarter of 2008, we did originate approximately $158 million in one- to four-family loans during the first half of 2008. These loans were predominantly prime credit quality first-lien mortgage loans secured by a single-family residence.

We priced our loans primarily based on the risk elements inherent in the loan. We evaluated criteria such as, but not limited to: borrower credit score, loan-to-value ratio (“LTV”), documentation type, occupancy type and other risk elements. In the first quarter of 2008, we further adjusted our loan origination practices and pricing to significantly curtail originations of higher risk loans, particularly home equity loans with Fair Isaac Credit Organization (“FICO”) scores below 700 or a combined loan-to-value ratio (“CLTV”) greater than 80%.

Our underwriting guidelines were established with a focus on both the credit quality of the borrower as well as the adequacy of the collateral securing the loan. We designed our underwriting guidelines so that our one- to four-family loans were salable in the secondary market. These guidelines included limitations on loan amount, LTV ratio, debt-to-income ratio, documentation type and occupancy type. We also required borrowers to obtain mortgage insurance on higher loan-to-value first lien mortgage loans.

As of December 31, 2008, we did not offer any mortgage loan products to our customers. In the future, we expect to partner with a third party company to provide access to real estate loans for our customers.

Underwriting Standards—Purchased Loans

In the second half of 2007, we altered our business strategy and halted the focus on growing the balance sheet. As a result, we did not purchase loans during the year ended December 31, 2008 and we do not anticipate purchasing a significant amount of loans for the foreseeable future. However, we have significantly tightened our underwriting policies for any future loan purchases that do occur. These criteria focus on limiting the acquisition of loans with a high risk of credit loss and require the exclusion of loans with the following attributes: second lien; home equity line of credit; CLTV ratio above 80%; FICO score below 700 at time of origination; and documentation type is not full documentation.

Liquidity Risk Management

Liquidity risk is monitored and managed primarily by the ALCO. We have in place a comprehensive set of liquidity and funding policies that are intended to maintain our flexibility to address liquidity events specific to us or the market in general.

We believe liquidity risk management is especially important during periods of stress in the financial markets. During the fourth quarter of 2007, we experienced a disruption in our customer base, which caused a significant decline in customer deposits. These deposits are the primary source of liquidity for E*TRADE Bank, so this sudden and rapid decline created a substantial amount of liquidity risk. We followed our existing liquidity policies and contingency plans and successfully met our liquidity needs during this extraordinary period. We believe that our ability to meet liquidity needs during this time validates the effectiveness of our liquidity policies and contingency plans.

See Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources for additional information.

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

Operational Risk Management

Operational risks exist in most areas of the Company from clearing to customer service. While we make every effort to protect against failures in the internal controls system, no system is completely fail proof.

Loss of company and customer assets due to fraud represents one of our most significant operational risks. Fraud losses typically result from unauthorized use of customer and corporate funds and resources. We monitor customer transactions and use scoring tools which prevent a significant number of fraudulent transactions on a daily basis. However, new techniques and strategies are constantly being developed by perpetrators to commit fraud. In order to minimize this threat, we offer our customers various security measures, including a token based security system. This token creates a unique password which changes every sixty seconds and must be used along with the customer’s self-selected password to access their account. We believe this system is an extremely effective tool for preventing unauthorized access to a customer’s account.

The failure of a third party vendor to adequately meet its responsibilities could result in financial loss and impact our reputation. The Vendor Risk Management group monitors our vendor relationships and arrangements. The vendor risk identification process includes evaluating contracts, renewal options and vendor performance. To ensure the financial soundness of providers, we conduct financial reviews of our large providers. In addition, onsite operational audits are conducted annually for significant providers.

Processing issues and external events may result in opportunity loss depending on the situation. These types of losses include issues resulting from human error, equipment failures, significant weather events or other related types of events. External events resulting in actual losses could be due to Internet performance issues, litigation, change in public policy and our reputation.

CONCENTRATIONS OF CREDIT RISK

Loans

We track and review many factors to predict and monitor credit risk in our loan portfolios, which are primarily made up of loans secured by residential real estate. These factors, which are documented at the time of origination, include: borrowers’ debt-to income ratio, borrowers’ credit scores, housing prices, documentation type, occupancy type, and loan type. We also review estimated current LTV ratios when monitoring credit risk in our loan portfolios. In economic conditions in which housing prices generally appreciate, we believe that loan type, LTV ratios and credit scores are the key factors in determining future loan performance. In the current housing market with declining home prices and less credit available for refinance, we believe the LTV ratio becomes a more important factor in predicting and monitoring credit risk.

We believe certain categories of loans inherently have a higher level of credit risk due to characteristics of the borrower and/or features of the loan. Two of these categories are sub-prime and option ARM loans. As a general matter, we do not originate or purchase these loans to hold on our balance sheet; however, in the normal course of purchasing large pools of real estate loans, we invariably ended up acquiring a de minimis amount of sub-prime loans. As of December 31, 2008, sub-prime(1) real estate loans represented less than one-fifth of one percent of our total real estate loan portfolio and we held no option ARM loans.

As noted above, we believe loan type, LTV ratios and borrowers’ credit scores are key determinants of future loan performance. Our home equity loan portfolio is primarily second lien loans(2) on residential real estate properties, which have a higher level of credit risk than first lien mortgage loans. We believe home equity loans with a CLTV of 90% or higher or a FICO score below 700 are the loans with the highest levels of credit risk in our portfolios.

The breakdowns by LTV/CLTV and FICO score of our two main loan portfolios, one-to four-family and home equity, are as follows (dollars in thousands)(3):

	One- to Four-Family		Home Equity
LTV/CLTV at Origination(4)	December 31, 2008	December 31, 2007	December 31, 2008	December 31, 2007
<=70%	$5,647,650	$6,666,212	$3,126,274	$3,628,619
70% – 80%	7,008,860	8,450,977	1,822,797	2,086,277
80% – 90%	162,966	202,133	3,312,332	3,871,249
>90%	160,368	187,207	1,755,780	2,315,179

Total	$12,979,844	$15,506,529	$10,017,183	$11,901,324

Average LTV/CLTV at loan origination(5)	68.8%		79.1%
Average estimated current LTV/CLTV(6)	90.1%		99.7%

	One- to Four-Family		Home Equity
FICO at Origination	December 31, 2008	December 31, 2007	December 31, 2008	December 31, 2007
>=720	$8,680,892	$10,373,807	$6,005,837	$6,992,793
719 – 700	1,750,294	2,089,014	1,591,380	1,898,924
699 – 680	1,342,967	1,585,613	1,379,218	1,668,427
679 – 660	784,449	943,538	595,776	757,016
659 – 620	412,514	503,573	432,862	566,030
<620	8,728	10,984	12,110	18,134

Total	$12,979,844	$15,506,529	$10,017,183	$11,901,324

(1)	Defined as borrowers with FICO scores less than 620 at the time of origination.
(2)	Approximately 14% of the home equity portfolio is in the first lien position. For home equity loans that are in a second lien position, we also hold the first lien position on the same residential real estate property for less than 1% of the loans in this portfolio.
(3)	Average estimated current LTV/CLTV at December 31, 2007 is not shown as the data is not readily available.
(4)	CLTV at origination calculations for home equity are based on drawn balances.
(5)	Average LTV/CLTV at loan origination calculations for home equity are based on undrawn balances.
(6)

The average estimated current LTV ratio reflects the outstanding balance at the balance sheet date, divided by the estimated current property value. Current property values are estimated using the most recent property value data available to us. For properties in which we did not have an updated valuation, we utilized home price indices to estimate the current property value.

In addition to the factors described above, we monitor credit trends in loans by acquisition channel and vintage, which are summarized below as of December 31, 2008 and 2007 (dollars in thousands):

	One- to Four-Family		Home Equity
Acquisition Channel	December 31, 2008	December 31, 2007	December 31, 2008	December 31, 2007
Purchased from a third party	$10,646,324	$12,904,759	$8,873,156	$10,638,021
Originated by the Company	2,333,520	2,601,770	1,144,027	1,263,303

Total real estate loans	$12,979,844	$15,506,529	$10,017,183	$11,901,324

	One- to Four-Family		Home Equity
Vintage Year	December 31, 2008	December 31, 2007	December 31, 2008	December 31, 2007
2003 and prior	$577,408	$844,670	$754,054	$901,240
2004	1,309,985	1,669,492	990,138	1,156,867
2005	2,695,718	3,084,336	2,426,000	2,790,423
2006	4,890,407	5,829,146	4,668,721	5,760,906
2007	3,475,661	4,078,885	1,161,667	1,291,888
2008	30,665	—	16,603	—

Total real estate loans	$12,979,844	$15,506,529	$10,017,183	$11,901,324

Allowance for Loan Losses

The allowance for loan losses is management’s estimate of credit losses inherent in our loan portfolio as of the balance sheet date. The estimate of the allowance for loan losses is based on a variety of factors, including the composition and quality of the portfolio; delinquency levels and trends; probable expected losses for the next twelve months; current and historical charge-off and loss experience; current industry charge-off and loss experience; the condition of the real estate market and geographic concentrations within the loan portfolio; the interest rate climate; the overall availability of housing credit; and general economic conditions. Determining the adequacy of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain. Subsequent evaluations of the loan portfolio, in light of the factors then prevailing, may result in significant changes in the allowance for loan losses in future periods. We believe our allowance for loan losses at December 31, 2008 is representative of probable losses inherent in the loan portfolio at the balance sheet date.

In determining the allowance for loan losses, we allocate a portion of the allowance to various loan products based on an analysis of individual loans and pools of loans. However, the entire allowance is available to absorb credit losses inherent in the total loan portfolio as of the balance sheet date.

The following table presents the allowance for loan losses by major loan category (dollars in thousands):

	One- to Four-Family		Home Equity		Consumer and Other		Total
	Allowance	Allowance as a % of Loans Receivable(1)	Allowance	Allowance as a % of Loans Receivable(1)	Allowance	Allowance as a % of Loans Receivable(1)	Allowance	Allowance as a % of Loans Receivable(1)
December 31, 2008	$185,163	1.42%	$833,835	8.19%	$61,613	2.65%	$1,080,611	4.23%
December 31, 2007	$18,831	0.12%	$459,167	3.79%	$30,166	1.05%	$508,164	1.66%

(1)	Allowance as a percentage of loans receivable is calculated based on the gross loans receivable for each respective category.

During the year ended December 31, 2008, the allowance for loan losses increased by $572.4 million from the level at December 31, 2007. This increase was driven primarily by the increase in the allowance allocated to the home equity loan portfolio, which began to deteriorate during the second half of 2007. During the year ended December, 31 2008, we also experienced deterioration in the performance of our one- to four-family loan portfolio. We believe the deterioration in both of these portfolios was caused by several factors, including: home price depreciation in virtually all key markets; growing inventories of unsold homes; rising foreclosure rates; sustained contraction in the availability of credit; and a severe downturn in the economy. While we do believe the provision for loan losses will be at historically high levels in future periods, we do not expect those levels to be in excess of those incurred in 2008.

The following table provides an analysis of the allowance for loan losses and net charge-offs for the past five years (dollars in thousands):

	Year Ended December 31,
	2008	2007	2006	2005	2004
Allowance for loan losses, beginning of period	$508,164	$67,628	$63,286	$47,681	$37,847
Provision for loan losses	1,583,666	640,078	44,970	54,016	38,121
Allowance acquired through acquisitions(1)	—	—	—	—	1,547
Charge-offs:
One- to four-family	(137,974)	(5,661)	(616)	(936)	(186)
Home equity	(820,201)	(168,163)	(15,372)	(3,929)	(1,464)
Recreational vehicle	(59,396)	(32,566)	(25,253)	(20,592)	(18,419)
Marine	(14,278)	(8,766)	(6,463)	(8,009)	(6,003)
Credit card	(10,854)	(11,608)	(11,371)	(17,286)	(10,313)
Other	(312)	(915)	(2,768)	(6,095)	(13,956)

Total charge-offs	(1,043,015)	(227,679)	(61,843)	(56,847)	(50,341)

Recoveries:
One- to four-family	455	476	167	234	—
Home equity	8,244	4,368	822	526	310
Recreational vehicle	16,371	15,771	11,959	7,848	9,088
Marine	4,849	4,591	4,091	3,960	3,225
Credit card	782	957	750	380	141
Other	1,095	1,974	3,426	5,488	7,743

Total recoveries	31,796	28,137	21,215	18,436	20,507

Net charge-offs	(1,011,219)	(199,542)	(40,628)	(38,411)	(29,834)

Allowance for loan losses, end of period	$1,080,611	$508,164	$67,628	$63,286	$47,681

Net charge-offs to average loans receivable outstanding	3.64%	0.65%	0.18%	0.26%	0.30%

(1)	Acquisition of credit card portfolio in 2004.

The following table allocates the allowance for loan losses by loan category (dollars in thousands):

	December 31,
	2008		2007		2006		2005		2004
	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)
One- to four- family	$185,163	51.3%	$18,831	51.3%	$7,760	41.7%	$4,858	37.0%	$2,812	32.3%
Home equity	833,835	39.6	459,167	39.4	31,671	45.3	26,049	42.3	15,183	31.9
Consumer and other loans:
Recreational vehicle	36,896	6.2	12,622	6.3	11,077	8.8	13,465	14.1	11,343	22.4
Marine	8,339	1.7	4,171	1.7	3,648	2.5	4,590	3.9	4,116	6.3
Commercial	4,063	0.9	2,407	0.9	1,635	0.9	669	0.5	22	—
Credit card	11,786	0.3	10,123	0.3	10,611	0.5	11,714	1.0	9,078	1.8
Other	529	0.0	843	0.1	1,226	0.3	1,941	1.2	5,127	5.3

Total consumer and other loans	61,613	9.1	30,166	9.3	28,197	13.0	32,379	20.7	29,686	35.8

Total allowance for loan losses	$1,080,611	100.0%	$508,164	100.0%	$67,628	100.0%	$63,286	100.0%	$47,681	100.0%

(1)	Represents percentage of loans receivable in category to total loans receivable, excluding premium (discount).

Loan losses are recognized when it is probable that a loss will be incurred. Our policy is to charge-off closed-end consumer loans when the loan is 120 days delinquent or when we determine that collection is not probable. For credit cards, our policy is to charge-off loans when collection is not probable or the loan has been delinquent for 180 days. Our policy for one- to four-family loan charge-offs prior to January 1, 2008 was to recognize a charge-off when we foreclosed on the property. For home equity loans, our policy prior to January 1, 2008 was to charge-off loans when we foreclosed on the property or when the loan had been delinquent for 180 days. As of January 1, 2008, we adjusted our charge-off policy mainly for loans in the process of foreclosure. Our updated policy for both one- to four-family and home equity loans is to assess the value of the property when the loan has been delinquent for 180 days or is in bankruptcy, regardless of whether or not the property is in foreclosure, and charge-off the amount of the loan balance in excess of the estimated current property value. As a result of this change, nonperforming loans included a $73.5 million write down as of December 31, 2008.

Net charge-offs for the year ended December 31, 2008 compared to the same period in 2007 increased by $811.7 million. The overall increase was primarily due to higher net charge-offs on home equity loans, which was driven mainly by the same factors as described above. The continued pressure in the residential real estate market, specifically home price depreciation combined with tighter mortgage lending guidelines, could lead to a higher level of charge-offs in future periods. The following graph illustrates the net charge-offs by quarter:

Nonperforming Assets

We classify loans as nonperforming when they are 90 days past due. The following table shows the comparative data for nonperforming loans and assets (dollars in thousands):

	December 31,
	2008	2007	2006	2005	2004
One- to four-family	$593,075	$181,315	$33,588	$17,393	$8,009
Home equity	341,255	229,523	32,216	9,568	2,755
Consumer and other loans:
Recreational vehicle	2,353	2,235	2,579	2,826	1,416
Marine	1,248	1,130	1,439	873	908
Credit card	4,146	3,769	3,795	2,858	2,999
Other	45	470	1,093	462	848

Total consumer and other loans	7,792	7,604	8,906	7,019	6,171

Total nonperforming loans	942,122	418,442	74,710	33,980	16,935
Real estate owned (“REO”) and other repossessed assets, net	108,105	45,895	12,904	6,555	5,367

Total nonperforming assets, net	$1,050,227	$464,337	$87,614	$40,535	$22,302

Nonperforming loans receivable as a percentage of gross loans receivable	3.69%	1.37%	0.28%	0.17%	0.15%
One- to four-family allowance for loan losses as a percentage of one- to four-family nonperforming loans receivable	31.22%	10.39%	23.10%	27.93%	35.11%
Home equity allowance for loan losses as a percentage of home equity nonperforming loans receivable	244.34%	200.05%	98.31%	272.25%	551.11%
Consumer and other allowance for loan losses as a percentage of consumer and other nonperforming loans receivable	790.72%	396.71%	316.61%	461.31%	481.06%
Total allowance for loan losses as a percentage of total nonperforming loans receivable	114.70%	121.44%	90.52%	186.24%	281.55%

During the year ended December 31, 2008 our nonperforming assets, net increased $585.9 million to $1.1 billion. The increase was attributed primarily to an increase in nonperforming one- to four-family loans of $411.8 million and home equity loans of $111.7 million for the year ended December 31, 2008 when compared to December 31, 2007. We expect nonperforming loan levels to increase over time due to the weak conditions in the residential real estate and credit markets.

The following graph illustrates the nonperforming loans by quarter:

The allowance as a percentage of total nonperforming loans receivable, net decreased from 121% at December 31, 2007 to 115% at December 31, 2008. This decrease was driven primarily by an increase in one- to four-family non-performing loans, which have a significantly lower level of expected loss when compared to home equity loans. The balance of nonperforming loans includes loans delinquent 90 to 179 days as well as loans delinquent 180 days and greater. We believe the distinction between these two periods is important as loans delinquent 180 days and greater have been written down to their expected recovery value, whereas loans delinquent 90 to 179 days have not. We believe the allowance for loan losses expressed as a percentage of loans delinquent 90 to 179 days is an important measure of the adequacy of the allowance as these loans are expected to drive the vast majority of future charge-offs. Additional charge-offs on loans delinquent 180 days are possible if home prices decline beyond our current expectations, but we do not anticipate these charge-offs to be significant, particularly when compared to the expected charge-offs on loans delinquent 90 to 179 days. We consider this ratio especially important for one- to four-family loans as we expect the balances of loans delinquent 180 days and greater to increase in the future due to the extensive amount of time it takes to foreclose on a property in the current real estate market.

The following table shows the allowance for loan losses as a percentage of loans delinquent 90 to 179 days for each of our major loan categories (dollars in thousands):

	December 31, 2008	Allowance as a % of Loans Delinquent 90 to 179 days
One- to four-family loans	$272,869	67.86%
Home equity loans	278,867	299.01%
Consumer and other loans	6,764	910.90%

Total loans delinquent 90 to 179 days	$558,500	193.48%

In addition to nonperforming assets, we monitor loans where a borrower’s past credit history casts doubt on their ability to repay a loan (“Special Mention” loans). We classify loans as Special Mention when they are between 30 and 89 days past due. The following table shows the comparative data for Special Mention loans (dollars in thousands):

	December 31,
	2008	2007
One- to four-family	$594,379	$296,764
Home equity	407,386	291,675
Consumer and other loans	33,298	23,800

Total Special Mention loans	$1,035,063	$612,239

Special Mention loans receivable as a percentage of gross loans receivable	4.05%	2.00%

The trend in Special Mention loan balances is generally indicative of the expected trend for charge-offs in future periods, as these loans have a greater propensity to migrate into nonaccrual status and ultimately charge-off. One- to four-family loans are generally secured in a first lien position by real estate assets, reducing the potential loss when compared to an unsecured loan. Our home equity loans are generally secured by real estate assets; however, the majority of these loans are secured in a second lien position, which substantially increases the potential loss when compared to a first lien position.

During 2008, Special Mention loans increased by $422.8 million to approximately $1.0 billion. While our level of Special Mention loans can fluctuate significantly in any given period, we do not believe the overall increase we observed in 2008 will be repeated in 2009.

The following graph illustrates the Special Mention loans by quarter:

Securities

We focus primarily on security type and credit rating to monitor credit risk in our securities portfolios. We believe our asset-backed securities portfolio, which we sold in the fourth quarter of 2007, represented our highest concentration of credit risk within the securities portfolio. Subsequent to the sale of that portfolio, we believe our highest concentration of remaining credit risk, while considerably lower than the credit risk inherent in asset-backed securities, is our CMO portfolio. The table below details the amortized cost by average credit ratings and type of asset as of December 31, 2008 and 2007 (dollars in thousands):

December 31, 2008	AAA	AA	A	BBB	Below Investment Grade and Non-Rated	Total
Mortgage-backed securities backed by U.S. Government sponsored and federal agencies	$10,118,792	$—	$—	$—	$—	$10,118,792
CMOs and other	625,066	67,988	64,795	18,493	173,051	949,393
Municipal bonds, corporate bonds and FHLB stock	231,492	11,932	83,515	—	—	326,939

Total	$10,975,350	$79,920	$148,310	$18,493	$173,051	$11,395,124

December 31, 2007	AAA	AA	A	BBB	Below Investment Grade and Non-Rated	Total
Mortgage-backed securities backed by U.S. Government sponsored and federal agencies	$9,697,723	$—	$—	$—	$—	$9,697,723
CMOs and other	1,066,290	132,330	469	—	—	1,199,089
Asset-backed securities	—	—	—	—	122	122
Municipal bonds, corporate bonds, preferred stock and FHLB stock	675,058	596,047	8,342	—	—	1,279,447

Total	$11,439,071	$728,377	$8,811	$—	$122	$12,176,381

While the vast majority of this portfolio is AAA-rated, we concluded during the year ended December 31, 2008 that approximately $181.2 million of the securities in this portfolio had a probable risk of future loss. As a result of the deterioration in the expected credit performance of the underlying loans in the securities, they were written down to their estimated fair market value by recording a $95.0 million impairment for the year ended December 31, 2008. Further declines in the performance of our CMO portfolio could result in additional impairments in future periods.

Derivatives

Credit risk is an element of the recurring fair value measurements for certain assets and liabilities, including derivative instruments. We monitor the collateral requirements on derivative instruments through credit support agreements, which reduce risk by permitting the netting of transactions with the same counterparty upon occurrence of certain events. We considered the impact of credit risk on the fair value measurement for derivative instruments, particularly those in net liability positions, to be mitigated by the enforcement of credit support agreements, and the collateral requirements therein. Our credit risk analysis for derivative instruments also considered whether the cost to mitigate the credit loss exposure on derivative instruments in net asset positions would have resulted in material adjustments to the valuations. During the year ended December 31, 2008, the consideration of credit risk, the Company’s or the counterparty’s, did not result in an adjustment to the valuation of its derivative financial instruments.

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

Allowance for Loan Losses

Description

The allowance for loan losses is management’s estimate of probable losses inherent in our loan portfolio as of the balance sheet date. In determining the adequacy of the allowance, we perform periodic evaluations of the loan portfolio and loss forecasting assumptions. At December 31, 2008, our allowance for loan losses was $1.1 billion on $25.3 billion of loans designated as held-for-investment.

Judgments

The estimate of the allowance is based on a variety of factors, including the composition and quality of the portfolio; delinquency levels and trends; probable expected losses for the next twelve months; current and historical charge-off and loss experience; current industry charge-off and loss experience; the condition of the real estate market and geographic concentrations within the loan portfolio; the interest rate climate; the overall availability of housing credit; and general economic conditions. Determining the adequacy of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain. We evaluate the adequacy of the allowance for loan losses by loan type: one- to four-family, home equity and consumer and other loan portfolios.

Our one- to four-family and home equity loan portfolios are separated into risk segments based on key risk factors, which include but are not limited to channel of loan origination, documentation type, loan product type and LTV ratio. Based upon the segmentation, probable losses are determined with expected loss rates in each segment. The additional protection provided by mortgage insurance and the credit default swap has been factored into the expected loss on defaulted mortgage loans. The expected recovery from the liquidation of foreclosed real estate and expected recoveries from loan sellers related to contractual guarantees are also factored into the expected loss on defaulted mortgage loans. Our one- to four-family and home equity loan portfolios represented 51% and 40%, respectively, of the total gross loan portfolio as of December 31, 2008.

For the consumer and other loan portfolio, management establishes loss estimates for each consumer portfolio based on credit characteristics and observation of the existing markets. The expected recoveries from the sale of repossessed collateral are factored into the expected loss on defaulted consumer loans based on current liquidation experience. Our consumer and other loan portfolio represented 9% of the total gross loan portfolio as of December 31, 2008.

Subsequent evaluations of the loan portfolio, in light of the factors then prevailing, may result in significant changes in the allowance for loan losses in future periods.

Effects if Actual Results Differ

The crisis in the residential real estate and credit markets has substantially increased the complexity and uncertainty involved in estimating the losses inherent in our loan portfolio. If our underlying assumptions and judgments prove to be inaccurate, the allowance for loan losses could be insufficient to cover actual losses. These losses would result in a decrease in our net income as well as a decrease in the level of regulatory capital at E*TRADE Bank.

Fair Value Measurements

Description

Effective January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We determine the fair value of our financial instruments and for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis in accordance with SFAS No. 157. We will not adopt certain provisions of this statement until January 1, 2009 as they relate to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. Examples of assets and liabilities for which we have not applied the provisions of SFAS No. 157 include reporting units and indefinite-lived intangible assets measured at fair value in impairment tests under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), nonfinancial long-lived assets measured at fair value for an impairment assessment under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”) as well as nonfinancial liabilities for exit or disposal activities initially measured at fair value under SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”).

Judgments

In determining fair value, we use various valuation approaches, including market, income and/or cost approaches. The fair value hierarchy established in SFAS No. 157 requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Fair value is a market-based measure considered from the perspective of a market participant. As such, even when market assumptions are not readily available, our own assumptions reflect those that market participants would use in pricing the asset or liability at the measurement date. The standard describes the following three levels used to classify fair value measurements:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.

•	Level 2—Quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

•	Level 3—Unobservable inputs that are significant to the fair value of the assets or liabilities.

The availability of observable inputs can vary from instrument to instrument and in certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s transfers in and out of Level 3 are as of the beginning of the reporting period on a quarterly basis.

Effects if Actual Results Differ

As of December 31, 2008, 23% and 1% of our total assets and total liabilities, respectively, represented instruments measured at fair value on a recurring basis. Instruments measured at fair value on a recurring basis categorized as Level 3 as of December 31, 2008 represented less than 1% of our total assets and total liabilities. Our assessment of the significance of a particular input to the fair value measurement of an instrument requires judgment and consideration of factors specific to the instrument.

Classification and Valuation of Certain Investments

Description

We generally classify our investments in mortgage-backed securities, debt securities and marketable equity securities as either available-for-sale or trading. We have not classified any investments as held-to-maturity. The classification of an investment determines its accounting treatment. Both unrealized and realized gains and losses on trading securities held by our banking subsidiaries are recognized in gain (loss) on loans and securities, net. Securities held by our brokerage subsidiaries are for market-making purposes and gains and losses are recorded as principal transactions revenue. Unrealized gains and losses on available-for-sale securities are included in accumulated other comprehensive loss. Declines in fair value that we believe to be other-than-temporary are included in gain (loss) on loans and securities, net for our banking and brokerage investments and gain (loss) on sales of investments, net for our corporate investments. We have investments in certain publicly-traded and privately-held companies, which we evaluate for other-than-temporary declines in market value. For the years ended December 31, 2008, 2007 and 2006, we recognized $96.2 million, $168.7 million and $2.8 million, respectively, of losses from other-than-temporary declines in market value related to our investments.

Judgments

The fair value hierarchy established in SFAS No. 157 requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

Mortgage-backed securities backed by U.S. Government sponsored and federal agencies include to be announced (“TBA”) securities and mortgage pass-through certificates. The fair value of mortgage-backed securities backed by U.S. Government sponsored and federal agencies is determined using quoted market prices, recent market transactions and spread data for similar instruments. Mortgage-backed securities backed by U.S. Government sponsored and federal agencies are generally categorized in Level 2 of the fair value hierarchy.

CMOs, generally non-agency mortgage-backed securities, are typically valued using market observable data, when available, including recent external market transactions for similar instruments. We also utilized a pricing service to corroborate the market observability of our inputs used in the fair value measurements. The valuations of CMOs reflect our best estimate of what market participants would consider in pricing the financial instruments. We consider the price transparency for these financial instruments to be a key determinant of the degree of judgment involved in determining the fair value. Due to the limited activity and low level of transparency around inputs to their valuation, a portion of these securities are classified as Level 3 even though we believe that Level 2 inputs could likely be obtainable in a more active market.

We also make estimates about the timing for recognizing losses in the consolidated statement of income (loss) based on market conditions and other factors. Management uses judgment to estimate the future cash flows associated with each security held at a loss and to assess the probability of collecting those cash flows. Management uses a qualitative and quantitative risk approach to evaluate each security held at a loss, which includes assessing underlying collateral characteristics to determine if there has been an adverse change in the amount or timing of the estimated future cash flows, which would indicate other-than-temporary impairment. The Company recognizes an impairment charge by writing the amortized cost basis of the security down to its fair market value when the Company believes that there has been a probable adverse change in the estimated future cash flows of the security. We assess securities for impairment at each reported balance sheet date.

Effects if Actual Results Differ

In general, level classification transfers in and out of Level 3 during the year ended December 31, 2008 were driven by changes in price transparency in the CMO market throughout the year. Level 3 assets as of December 31, 2008 include $3.9 million of CMOs classified as Level 2 on January 1, 2008. While the Company’s fair value estimates of Level 3 instruments as of December 31, 2008 utilized observable inputs where available, the valuation included significant management judgment in determining the relevance and reliability of market information considered and the financial instruments were therefore classified as Level 3. The Company recorded a $118.8 million loss in other comprehensive loss during the year ended December 31, 2008 on CMOs classified as Level 3 as of December 31, 2008. The Company recorded a $1.0 million loss in other comprehensive loss during the year ended December 31, 2008 related to CMOs classified as Level 2 on January 1, 2008 and Level 3 as of December 31, 2008. Of the $95.0 million impairment recorded for the year ended December 31, 2008 related to the CMO portfolio, $93.6 million related to CMOs classified as Level 3 as of January 1, 2008 and December 31, 2008.

Determining if a security is other-than-temporarily impaired is complex and requires judgment by management about circumstances that are inherently uncertain. In particular, these estimates require management to estimate the amount and timing of credit losses on the underlying loans supporting the security. Subsequent evaluations of these securities, in light of factors then prevailing, may result in additional impairment in future periods. If all securities with fair values lower than amortized cost were impaired, we would record a pre-tax loss of $439.9 million.

Accounting for Financial Derivatives

Description

We enter into derivative transactions to reduce the risk of market price or interest rate movements on the value of certain assets, liabilities and future cash flows. Accounting for derivatives differs significantly depending on whether a derivative is designated as a hedge. In order to qualify for hedge accounting treatment, documentation must indicate the intention to designate the derivative as a hedge of a specific asset or liability or a future cash flow. Effectiveness of the hedge must be monitored over the life of the derivative.

The majority of derivative transactions we entered into as of December 31, 2008 were cash flow hedges. These hedges, which include a combination of interest rate swaps, forward-starting swaps and purchased options on caps and floors, are used primarily to reduce the variability of future cash flows associated with existing variable-rate liabilities and assets and forecasted issuances of liabilities.

These cash flow hedge relationships are treated as effective hedges as long as the future issuances of liabilities remain probable and the hedges continue to meet the requirements of SFAS No. 133, as amended. Changes in the fair value of derivatives that hedge cash flows associated with repurchase agreements, FHLB advances and home equity lines of credit are reported in accumulated other comprehensive loss as unrealized gains or losses, for both active and terminated hedges. As of December 31, 2008, we had an unrealized pre-tax loss reported in accumulated other comprehensive loss of $671.3 million related to cash flow hedges.

Judgments

If the derivatives in these cash flow hedge relationships are determined to be effective hedges, the amounts in accumulated other comprehensive loss are included in operating interest expense or operating interest income as a yield adjustment during the same periods in which the related interest on the hedged item affects earnings. If the derivatives are determined not to be effective hedges, the amount recorded in accumulated other comprehensive loss would be reclassified into the gain (loss) on loans and securities, net line item in the consolidated statement of income (loss).

The majority of cash flow hedge relationships are hedges of the potential change in cash flows associated with the forecasted issuance of debt. In order to be considered an effective hedge, the forecasted issuance of debt must be considered probable as of the balance sheet date. The future issuance of this debt, including repurchase agreements, is largely dependent on the market demand and liquidity in the wholesale borrowings market.

As of December 31, 2008, we believe the forecasted issuance of all debt in cash flow hedge relationships is probable. However, unexpected changes in market conditions in future periods could impact our ability to issue this debt. We believe the forecasted issuance of debt in the form of repurchase agreements is most susceptible to an unexpected change in market conditions.

Effects if Actual Results Differ

If our hedging strategies were to become significantly ineffective or our assumptions about the nature and timing of forecasted transactions were to be inaccurate, we could no longer apply hedge accounting and our reported results would be significantly affected.

In particular, if we determined that the forecasted issuance of debt associated with our cash flow hedges was no longer probable, the $671.3 million pre-tax loss in accumulated other comprehensive loss would be reclassified into the gain (loss) on loans and securities, net line item in the consolidated statement of income (loss) in the period in which this determination was made. This loss would have a material adverse effect on the regulatory capital position at E*TRADE Bank and our results of operations.

Estimates of Effective Tax Rates, Deferred Taxes and Valuation Allowances

Description

In preparing our consolidated financial statements, we calculate our income tax expense (benefit) based on our interpretation of the tax laws in the various jurisdictions where we conduct business. This requires us to estimate our current tax obligations and the realizability of uncertain tax positions and to assess temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. These differences result in deferred tax assets and liabilities, the net amount of which we show as other assets or other liabilities on our consolidated balance sheet. We must also assess the likelihood that each of our deferred tax assets will be realized. To the extent we believe that realization is not more likely than not, we establish a valuation allowance. When we establish a valuation allowance or increase this allowance in a reporting period, we generally record a corresponding tax expense in our consolidated statement of income (loss). Conversely, to the extent circumstances indicate that a valuation allowance is no longer necessary, that portion of the valuation allowance is reversed, which generally reduces our overall income tax expense. At December 31, 2008 we had net deferred tax assets of $1.0 billion, net of a valuation allowance (on state and foreign country deferred tax assets) of $127.7 million. At December 31, 2007 we had net deferred tax assets of $550.2 million, net of a valuation allowance (on state and foreign country deferred tax assets) of $91.8 million.

Judgments

Management must make significant judgments to determine our provision for income tax expense (benefit), our deferred tax assets and liabilities and any valuation allowance to be recorded against our net deferred tax assets. Changes in our estimate of these taxes occur periodically due to changes in the tax rates, changes in our business operations, implementation of tax planning strategies, the expiration of relevant statutes of limitations, resolution with taxing authorities of uncertain tax positions and newly enacted statutory, judicial and regulatory guidance. These changes in judgment as well as differences between our estimates and actual amount of taxes ultimately due, when they occur, affect accrued taxes and can be material to our operating results for any particular reporting period.

The most significant tax related judgment made by management was the determination of whether to provide for a valuation allowance against our net deferred tax assets. During the year ended December 31, 2008 we did not provide for a valuation allowance against our federal deferred tax assets. We are required to establish a valuation allowance for deferred tax assets and record a charge to income if we determine, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized.

We did not establish a valuation allowance against our federal deferred tax assets as of December 31, 2008 as we believe that it is more likely than not that all of these assets will be realized. Our evaluation focused on identifying significant, objective evidence that we will be able to realize our deferred tax assets in the future. We reviewed the estimated future taxable income for our retail and institutional segments separately and determined that our net operating losses in 2007 and 2008 were due solely to the credit losses in our institutional segment. We believe these losses were caused by the crisis in the residential real estate and credit markets which significantly impacted our asset-backed securities portfolio and our home equity loan portfolios in 2007 and continued to generate credit losses in 2008. We estimate that these credit losses will continue in future periods; however, we ceased the business activities which we believe are the root cause of these losses. Therefore, while we do expect credit losses to continue in future periods, we do expect these amounts to decline when compared to our credit losses in 2007 and 2008. Our retail segment generated substantial book taxable income for each of the last six years and we estimate that it will continue to generate taxable income in future periods at a level sufficient enough to generate taxable income for the Company as a whole. We consider this to be significant, objective evidence that we will be able to realize our deferred tax assets in the future.

Our analysis of the need for a valuation allowance recognizes that we are in a cumulative book taxable loss position as of the three-year period ended December 31, 2008, which is considered significant, objective evidence that we may not be able to realize some portion of our deferred tax assets in the future. However, we believe we are able to rely on our forecasts of future taxable income and overcome the uncertainty created by the cumulative loss position.

Effects if Actual Results Differ

Changes in our tax expense (benefit) due to the actual effective tax rates differing from our estimates, when they occur, affect accrued taxes and can be material to our operating results for any particular reporting period.

In evaluating the need for a valuation allowance on our net deferred tax assets, we estimated future taxable income based on management approved forecasts. This process required significant judgment by management about matters that are by nature uncertain. If future events differ significantly from our current forecasts, a valuation allowance may need to be established, which would have a material adverse effect on our results of operations, financial condition and our regulatory capital position at E*TRADE Bank. In addition, a significant portion of the net deferred tax asset relates to a $2.3 billion federal tax loss carryforward, the utilization of which may be further limited in the event of certain material changes in the ownership of the Company. As of December 31, 2008, we had net deferred tax assets of $1.0 billion.

Valuation of Goodwill and Other Intangibles

Description

We review goodwill and purchased intangible assets with indefinite lives for impairment annually and whenever events or changes indicate the carrying value of an asset may not be recoverable in accordance with SFAS No. 142. Our recorded goodwill at December 31, 2008 was $1.9 billion, and we will continue to evaluate it for impairment at least annually. Our recorded intangible assets net of amortization at December 31, 2008 were $386.1 million, which have useful lives between five and thirty years.

Judgments

In connection with our annual impairment test of goodwill, we concluded that the goodwill was not impaired. We recognize that as of December 31, 2008, our market capitalization was significantly less than the amount of goodwill recorded on our books. We believe this condition is due to the crisis in the residential real estate and credit markets which has significantly impacted the value of our loan portfolio assumed within our market capitalization. The value of this portfolio is contained in our balance sheet management business, which is a reporting unit in the institutional segment. The goodwill for the balance sheet management business was written off in entirety in the fourth quarter of 2007. The vast majority of the goodwill remaining on our balance sheet is connected to our retail brokerage business, which is a reporting unit in the retail segment. Our evaluation indicates that this unit has a fair value far in excess of the goodwill assigned to it.

Effects if Actual Results Differ

If our estimates of goodwill fair value change due to changes in our businesses or other factors, we may determine that an impairment charge is necessary. Estimates of fair value are determined based on a complex model using cash flows and company comparisons. If management’s estimates of future cash flows are inaccurate, the fair value determined could be inaccurate and impairment not recognized in a timely manner. Intangible assets are amortized over their estimated useful lives. If changes in the estimated underlying revenues occur, impairment or a change in the remaining life may need to be recognized.

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

Required Disclosure	Page
Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Operating Interest Differential
Average Balance Sheet and Analysis of Net Interest Income	29
Net Operating Interest Income—Volumes and Rates Analysis	73
Investment Portfolio
Investment Portfolio—Book Value and Market Value	76
Investment Portfolio Maturity	76
Loan Portfolio
Loans by Type	74
Loan Maturities	74
Loan Sensitivities	75
Risk Elements
Nonaccrual, Past Due and Restructured Loans	61
Past Due Interest	120
Policy for Nonaccrual	60
Potential Problem Loans	63
Summary of Loan Loss Experience
Analysis of Allowance for Loan Losses	59
Allocation of the Allowance for Loan Losses	60
Deposits
Average Balance and Average Rates Paid	29
Time Deposit Maturities	129
Time Deposits in Excess of the FDIC Deposit Insurance Coverage Limits	129
Return of Equity and Assets	30
Short-Term Borrowings	77

Interest Rates and Operating Interest Differential

Increases and decreases in operating interest income and operating interest expense result from changes in average balances (volume) of enterprise interest-earning assets and liabilities, as well as changes in average interest rates (rate). The following table shows the effect that these factors had on the interest earned on our enterprise interest-earning assets and the interest incurred on our enterprise interest-bearing liabilities. The effect of changes in volume is determined by multiplying the change in volume by the previous year’s average yield/cost. Similarly, the effect of rate changes is calculated by multiplying the change in average yield/cost by the previous year’s volume. Changes applicable to both volume and rate have been allocated proportionately (dollars in thousands):

	2008 Compared to 2007 Increase (Decrease) Due To			2007 Compared to 2006 Increase (Decrease) Due To
	Volume	Rate	Total	Volume	Rate	Total
Enterprise interest-earning assets:
Loans, net(1)	$(190,331)	$(207,865)	$(398,196)	$556,446	$64,715	$621,161
Margin receivables	(76,016)	(147,920)	(223,936)	35,835	1,774	37,609
Available-for-sale mortgage-backed securities	(143,154)	(71,811)	(214,965)	45,934	14,445	60,379
Available-for-sale investment securities	(252,240)	1,701	(250,539)	69,558	7,215	76,773
Trading securities	17,376	(5,251)	12,125	(2,029)	2,148	119
Cash and cash equivalents(2)	50,742	(24,583)	26,159	(9,916)	2,268	(7,648)
Stock borrow and other	(13,948)	(1,645)	(15,593)	21,395	2,989	24,384

Total enterprise interest-earning assets(3)	(607,571)	(457,374)	(1,064,945)	717,223	95,554	812,777

Enterprise interest-bearing liabilities:
Retail deposits	(23,455)	(206,143)	(229,598)	170,150	119,912	290,062
Brokered certificates of deposit	23,220	271	23,491	(1,107)	1,783	676
Customer payables	(14,165)	(23,671)	(37,836)	(1,893)	7,329	5,436
Repurchase agreements and other borrowings	(205,057)	(120,034)	(325,091)	66,280	28,017	94,297
FHLB advances	(115,106)	(30,396)	(145,502)	183,552	15,345	198,897
Stock loan and other	(5,979)	(15,145)	(21,124)	7,122	(1,700)	5,422

Total enterprise interest-bearing liabilities	(340,542)	(395,118)	(735,660)	424,104	170,686	594,790

Change in enterprise net interest income	$(267,029)	$(62,256)	$(329,285)	$293,119	$(75,132)	$217,987

(1)	Nonaccrual loans are included in the respective average loan balances. Income on such nonaccrual loans is recognized on a cash basis.
(2)	Includes segregated cash balances.
(3)	Amount includes a taxable equivalent increase in operating interest income of $9.1 million, $30.9 million and $19.3 million for years ended December 31, 2008, 2007 and 2006, respectively.

Lending Activities

The following table presents the balance and associated percentage of each major loan category in our portfolio (dollars in thousands):

	December 31,
	2008		2007		2006		2005		2004
	Balance	%	Balance	%	Balance	%	Balance	%	Balance	%
One- to four-family	$12,979,844	51.3%	$15,607,427	51.5%	$11,149,958	42.4%	$7,178,897	37.3%	$3,914,187	33.6%
Home equity	10,017,183	39.6	11,901,324	39.2	11,809,069	44.8	8,106,894	42.1	3,621,835	31.1
Consumer and other loans:
Recreational vehicle	1,570,116	6.2	1,910,454	6.3	2,292,356	8.7	2,692,055	14.0	2,567,891	22.1
Marine	424,595	1.7	526,580	1.7	651,764	2.5	752,645	3.9	724,125	6.2
Commercial	214,084	0.9	272,156	0.9	219,008	0.8	89,098	0.5	3,012	0.0
Credit card	85,851	0.3	90,764	0.3	128,583	0.5	188,600	1.0	203,169	1.8
Other	4,024	0.0	23,334	0.1	81,239	0.3	243,726	1.2	599,870	5.2

Total consumer and other loans	2,298,670	9.1	2,823,288	9.3	3,372,950	12.8	3,966,124	20.6	4,098,067	35.3

Total loans	25,295,697	100.0%	30,332,039	100.0%	26,331,977	100.0%	19,251,915	100.0%	11,634,089	100.0%

Adjustments:
Premiums (discounts) and deferred fees on loans	236,766		315,507		391,844		323,637		198,627
Allowance for loan losses	(1,080,611)		(508,164)		(67,628)		(63,286)		(47,681)

Total adjustments	(843,845)		(192,657)		324,216		260,351		150,946

Loans, net(1)	$24,451,852		$30,139,382		$26,656,193		$19,512,266		$11,785,035

(1)

Includes loans held-for-sale, principally one- to four-family real estate loans. These loans were $0.1 billion, $0.3 billion, $0.1 billion and $0.3 billion at December 31, 2007, 2006, 2005 and 2004, respectively. There were no loans held-for-sale at December 31, 2008. Loans held-for-sale are accounted for at lower of cost or fair value with adjustments recorded in the gain (loss) on loans and securities, net line item and are not considered in the allowance for loan losses.

Approximately 39% and 38% of the Company’s real estate loans were concentrated in California at December 31, 2008 and 2007, respectively. No other state had concentrations of real estate loans that represented 10% or more of the Company’s real estate portfolio.

The following table shows the contractual maturities of our loan portfolio at December 31, 2008, including scheduled principal repayments. This table does not, however, include any estimate of prepayments. These prepayments could significantly shorten the average loan lives and cause the actual timing of the loan repayments to differ from those shown in the following table (dollars in thousands):

	Due in(1)
	< 1 Year	1-5 Years	> 5 Years	Total
One- to four-family	$193,882	$905,289	$11,880,673	$12,979,844
Home equity	305,146	1,413,884	8,298,153	10,017,183
Consumer and other loans:
Recreational vehicle	92,449	429,891	1,047,776	1,570,116
Marine	23,661	110,757	290,177	424,595
Commercial	73,971	140,113	—	214,084
Credit card	85,851	—	—	85,851
Other	3,721	285	18	4,024

Total consumer and other loans	279,653	681,046	1,337,971	2,298,670

Total loans	$778,681	$3,000,219	$21,516,797	$25,295,697

(1)	Estimated scheduled principal repayments are calculated using weighted-average interest rate and weighted-average remaining maturity of each loan portfolio.

The following table shows the distribution of those loans that mature in more than one year between fixed and adjustable interest rate loans at December 31, 2008 (dollars in thousands):

	Interest Rate Type		Total
	Fixed	Adjustable
One- to four-family	$3,223,109	$9,562,853	$12,785,962
Home equity	2,611,852	7,100,185	9,712,037
Consumer and other loans:
Recreational vehicle	1,477,667	—	1,477,667
Marine	400,934	—	400,934
Commercial	—	140,113	140,113
Other	274	29	303

Total consumer and other loans	1,878,875	140,142	2,019,017

Total loans	$7,713,836	$16,803,180	$24,517,016

Available-for-Sale and Trading Securities

Our portfolios of mortgage-backed and investment securities are classified into three categories in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 115”): trading, available-for-sale or held-to-maturity. None of our mortgage-backed or investment securities was classified as held-to-maturity during 2008, 2007 and 2006.

Our mortgage-backed securities portfolio is composed primarily of:

•	Fannie Mae participation certificates, guaranteed by Fannie Mae;

•	Freddie Mac participation certificates, guaranteed by Freddie Mac;

•	Government National Mortgage Association participation certificates, guaranteed by the full faith and credit of the U.S.;

•	Collateralized Mortgage Obligations; and

•	Privately insured mortgage pass-through securities.

We buy and hold certain mortgage-backed securities principally for the purpose of selling them in the near term. These holdings are classified as trading securities and are carried at market value with any realized or unrealized gains and losses reflected in our consolidated statement of income (loss) as gain (loss) on loans and securities, net.

Our securities classified as available-for-sale are carried at estimated fair value with the unrealized gains and losses reflected as a component of accumulated other comprehensive loss.

The following table shows the cost basis and fair value of our mortgage-backed and investment securities portfolio that the Company held and classified as available-for-sale (dollars in thousands):

	December 31,
	2008		2007		2006
	Cost Basis	Fair Value	Cost Basis	Fair Value	Cost Basis	Fair Value
Mortgage-backed securities:
Backed by U.S. Government sponsored and federal agencies	$10,115,865	$10,110,813	$9,638,676	$9,330,129	$9,375,444	$9,109,307
Collateralized mortgage obligations and other	920,474	602,376	1,170,360	1,123,255	1,127,650	1,108,385

Total mortgage-backed securities	11,036,339	10,713,189	10,809,036	10,453,384	10,503,094	10,217,692

Investment securities:
Asset-backed securities	—	—	—	—	2,163,538	2,161,728
Municipal bonds	100,706	79,606	320,521	314,348	620,261	632,747
Corporate bonds	25,454	12,801	36,557	35,279	105,692	104,518
Other debt securities	—	—	78,836	77,291	80,623	74,880
Publicly traded equity securities:
Preferred stock(1)	—	—	505,498	371,404	455,801	458,674
Corporate investments	532	498	1,460	1,271	12,040	24,139
Retained interest from securitizations	—	—	980	2,071	2,930	3,393

Total investment securities	126,692	92,905	943,852	801,664	3,440,885	3,460,079

Total available-for-sale securities	$11,163,031	$10,806,094	$11,752,888	$11,255,048	$13,943,979	$13,677,771

(1)

On January 1, 2008, the Company elected the fair value option for preferred stock in accordance with SFAS No. 159. As a result of this election, preferred stock was classified on the balance sheet as trading securities during 2008; however, in the third quarter of 2008, all preferred stock positions were sold.

The following table shows the scheduled maturities, carrying values and current yields for the Company’s available-for-sale investment portfolio at December 31, 2008 (dollars in thousands):

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	Balance Due	Weighted Average Yield	Balance Due	Weighted Average Yield	Balance Due	Weighted Average Yield	Balance Due	Weighted Average Yield	Balance Due	Weighted Average Yield
Mortgage-backed securities:
Backed by U.S. Government sponsored and federal agencies	$—	N/A	$—	N/A	$22,065	4.50%	$10,093,800	5.18%	$10,115,865	5.18%
Collateralized mortgage obligations and other	—	N/A	15	8.33%	53,325	4.71%	867,134	5.40%	920,474	5.36%

Total mortgage-backed securities	—		15		75,390		10,960,934		11,036,339

Investment securities:
Municipal bonds(1)	6	1.50%	1	2.00%	2	2.00%	100,697	4.62%	100,706	4.62%
Corporate bonds	21	2.80%	18	1.48%	3	3.58%	25,412	4.95%	25,454	4.95%
Publicly traded equity securities
Corporate investments(2)	—	N/A	—	N/A	—	N/A	532	(9.69)%	532	(9.69)%

Total investment securities	27		19		5		126,641		126,692

Total available-for-sale securities	$27		$34		$75,395		$11,087,575		$11,163,031

(1)	Yields on tax-exempt obligations are computed on a tax-equivalent basis.
(2)	Corporate investments have no stated maturity date.

Borrowings

Deposits represent our most significant source of funding. In addition, we borrow from the FHLB and sell securities under repurchase agreements.

We are a member of, and own capital stock in, the FHLB system. The FHLB provides us with reserve credit capacity and authorizes us to apply for advances based on the security of pledged home mortgages and other assets—principally securities that are obligations of, or guaranteed by, the U.S. Government—provided we meet certain creditworthiness standards. At December 31, 2008, our outstanding advances from the FHLB totaled $3.9 billion at interest rates ranging from 1.43% to 5.56% and at a weighted-average rate of 4.15%.

We also raise funds by selling securities under agreements to repurchase the same securities. The counterparties to these agreements hold the securities in custody. We treat repurchase agreements as borrowings and secure them with designated fixed- and variable-rate securities. We also participate in the Federal Reserve Bank’s term investment option and treasury, tax and loan borrowing programs. We use the proceeds from these transactions to meet our cash flow or asset/liability matching needs.

The following table sets forth information regarding the weighted-average interest rates and the highest and average month-end balances of our borrowings (dollars in thousands):

				Yearly Weighted -Average
	Ending Balance	Weighted- Average Rate(1)	Maximum Amount At Month-End	Balance	Rate
At or for the year ended December 31, 2008:
FHLB advances	$3,903,600	4.15%	$6,549,104	$4,667,436	4.69%
Securities sold under agreement to repurchase and other borrowings(2)	$7,828,021	3.04%	$8,153,722	$7,736,906	4.11%
At or for the year ended December 31, 2007:
FHLB advances	$6,967,406	4.80%	$9,959,297	$7,071,762	5.15%
Securities sold under agreement to repurchase and other borrowings(2)	$9,371,975	5.11%	$14,593,923	$12,261,145	5.25%
At or for the year ended December 31, 2006:
FHLB advances	$4,865,466	5.15%	$5,053,982	$3,488,184	4.75%
Securities sold under agreement to repurchase and other borrowings(2)	$10,212,993	5.17%	$12,483,929	$10,980,134	5.00%

(1)	Excludes hedging costs.
(2)

Excludes other borrowings of the parent company of $3.4 million, $39.8 million and $37.9 million at December 31, 2008, 2007 and 2006, respectively, which do not generate operating interest expense. These liabilities generate corporate interest expense.

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

Contract for difference—A derivative based on an underlying stock or index that covers the difference between the nominal value at the opening of a trade and at the close of a trade. A contract for difference is researched and traded in the same manner as a stock.

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

E*TRADE Complete—An integrated brokerage and banking product that allows customers to manage their relationships with the Company through one account. E*TRADE Complete helps customers optimize cash and credit by utilizing tools designed to inform them of whether or not they are receiving the most appropriate rates for their cash and paying the most appropriate rates for credit.

Enterprise interest-bearing liabilities—Liabilities such as customer deposits, repurchase agreements, other borrowings and advances from the FHLB, certain customer credit balances and stock loan programs on which the Company pays interest; excludes customer money market balances held by third parties.

Enterprise interest-earning assets—Consists of the primary interest-earning assets of the Company and includes: loans, net, mortgage-backed and available-for-sale securities, margin receivables, stock borrow balances, and cash required to be segregated under regulatory guidelines that earn interest for the Company.

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

Fair value—The price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

Net New Customer Asset Flows—The total inflows to all new and existing customer accounts less total outflows from all closed and existing customer accounts, excluding the effects of market movements in the value of customer assets.

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

Operating margin—Income before other income (expense), income tax expense (benefit), minority interest, discontinued operations and cumulative effect of accounting change.

Operating margin (%)—Percentage of net revenue that goes to income before other income (expense), income tax expense (benefit), minority interest, discontinued operations and cumulative effect of accounting change. It is calculated by dividing our income before other income (expense), income tax expense (benefit), minority interest, discontinued operations and cumulative effect of accounting change by our total net revenue.

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

Real-estate owned (“REO”) and other repossessed assets—Ownership of real property by the Company, generally acquired as a result of foreclosure or repossession.

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

Return on average total assets—Annualized net income divided by average assets.

Return on average total shareholders’ equity—Annualized net income divided by average shareholders’ equity.

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

Exposure to market risk is dependent upon the distribution and composition of interest-earning assets, interest-bearing liabilities and derivatives. The differing risk characteristics of each product are managed to mitigate our exposure to interest rate fluctuations. At December 31, 2008, 93% of our total assets were enterprise interest-earning assets.

At December 31, 2008, approximately 70% of our total assets were residential real estate loans and available-for-sale mortgage-backed securities. The values of these assets are sensitive to changes in interest rates, as well as expected prepayment levels. As interest rates increase, fixed rate residential real estate loans and mortgage-backed securities tend to exhibit lower prepayments. The inverse is true in a falling rate environment.

When real estate loans prepay, unamortized premiums are written off. Depending on the timing of the prepayment, the write-offs of unamortized premiums may result in lower than anticipated yields. The ALCO reviews estimates of the impact of changing market rates on loan production volumes and prepayments. This information is incorporated into our interest rate risk management strategy.

Our liability structure consists of two central sources of funding: deposits and wholesale borrowings. Cash provided to us through deposits is the primary source of our funding. Our key deposit products include sweep accounts, money market and savings accounts and certificates of deposit. Our wholesale borrowings include securities sold under agreements to repurchase and other borrowings. Customer payables, which represents customer cash contained within our broker dealers, is an additional source of funding. In addition, the parent company has issued a significant amount of corporate debt.

Our deposit accounts and customer payables tend to be less rate-sensitive than wholesale borrowings. Agreements to repurchase securities re-price as interest rates change. Sweep, money market and savings accounts re-price at management’s discretion Certificates of deposit re-price over time depending on maturities. FHLB advances and corporate debt generally have fixed rates.

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

Scenario Analysis

Scenario analysis is an advanced approach to estimating interest rate risk exposure. Under the NPVE approach, the present value of all existing assets, liabilities, derivatives and forward commitments are estimated and then combined to produce a NPVE figure. The sensitivity of this value to changes in interest rates is then determined by applying alternative interest rate scenarios, which include, but are not limited to, instantaneous parallel shifts up 100, 200 and 300 basis points and down 100 and 200 basis points. The NPVE method is used at the E*TRADE Bank level and not for the Company.

E*TRADE Bank has 98% and 96% of our enterprise interest-earning assets at December 31, 2008 and 2007, respectively, and holds 98% and 96% of our enterprise interest-bearing liabilities at December 31, 2008 and 2007, respectively. The sensitivity of NPVE at December 31, 2008 and 2007 and the limits established by E*TRADE Bank’s Board of Directors are listed below (dollars in thousands):

	Change in NPVE				Board Limit
	December 31,
	2008		2007
Parallel Change in Interest Rates (bps)	Amount	Percentage	Amount	Percentage
+300	$(65,600)	(3)%	$(434,303)	(17)%	(55)%
+200	$68,853	3%	$(323,193)	(12)%	(30)%
+100	$119,407	5%	$(174,280)	(7)%	(20)%
-100	$(334,132)	(14)%	$99,245	4%	(20)%
-200(1)	$—	—%	$(63,785)	(2)%	(30)%

(1)

On December 31, 2008, the yield on the three-month Treasury bill was 0.11%. As a result, the OTS temporarily modified the requirements of the NPV Model, resulting in removal of the minus 200 basis points scenario for the year ended December 31, 2008.

Under criteria published by the OTS, E*TRADE Bank’s overall interest rate risk exposure at December 31, 2008 was characterized as “minimum.” We actively manage our interest rate risk positions. As interest rates change, we will re-adjust our strategy and mix of assets, liabilities and derivatives to optimize our position. For example, a 100 basis points increase in rates may not result in a change in value as indicated above. The ALCO monitors E*TRADE Bank’s interest rate risk position.

Other Market Risk

Equity Security Risk

Equity securities risk is the risk of potential loss from investing in public and private equity securities including foreign currency exchange risk. We hold equity securities for corporate investment purposes and in trading securities for market-making purposes. The foreign currency exchange risk associated with these investments is not material to the Company. For corporate investment purposes, we currently hold publicly traded equity securities, in which we had an estimated fair value of $0.5 million as of December 31, 2008. See the corporate investments line item in the publicly traded equity securities section in Note 7—Available-for-Sale Mortgage-Backed and Investment Securities in Item 8. Financial Statements and Supplementary Data.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of E*TRADE Financial Corporation is responsible for establishing and maintaining adequate internal control over financial reporting. E*TRADE Financial Corporation’s internal control system was designed to provide reasonable assurance to the company’s management and board of directors regarding the preparation and fair presentation of published financial statements. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

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

E*TRADE Financial Corporation’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework.” Based on management’s assessment, management believes as of December 31, 2008, that E*TRADE Financial Corporation’s internal control over financial reporting is effective based on those criteria.

E*TRADE Financial Corporation’s Independent Registered Public Accounting Firm, Deloitte & Touche LLP, has issued an audit report regarding E*TRADE Financial Corporation’s internal control over financial reporting. The report of Deloitte & Touche LLP appears on the next page.

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

E*TRADE Financial Corporation

Arlington, Virginia

We have audited the internal control over financial reporting of E*TRADE Financial Corporation and subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2008 of the Company and our report dated February 26, 2009 expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph regarding the Company’s adoption of new accounting standards.

/s/ Deloitte & Touche LLP

McLean, Virginia

February 26, 2009

To the Board of Directors and Shareholders of

E*TRADE Financial Corporation

Arlington, Virginia

We have audited the accompanying consolidated balance sheets of E*TRADE Financial Corporation and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income (loss), comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of E*TRADE Financial Corporation and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, as of January 1, 2007. The Company also adopted Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurement, and SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, on January 1, 2008.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

McLean, Virginia

February 26, 2009

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (LOSS)

(In thousands, except per share amounts)

	Year Ended December 31,
	2008	2007	2006
Revenue:
Operating interest income	$2,469,940	$3,523,055	$2,750,311
Operating interest expense	(1,201,934)	(1,939,456)	(1,364,796)

Net operating interest income	1,268,006	1,583,599	1,385,515

Commission	515,551	663,642	597,076
Fees and service charges	199,956	230,567	219,877
Principal transactions	84,882	102,180	110,136
Gain (loss) on loans and securities, net	(195,483)	(2,465,474)	21,200
Other revenue	52,684	47,212	34,842

Total non-interest income (expense)	657,590	(1,421,873)	983,131

Total net revenue	1,925,596	161,726	2,368,646

Provision for loan losses	1,583,666	640,078	44,970
Operating expense:
Compensation and benefits	383,385	434,785	428,944
Clearing and servicing	185,082	270,199	244,343
Advertising and market development	175,250	138,675	106,016
Communications	96,792	98,347	102,988
Professional services	94,070	99,193	90,140
Occupancy and equipment	85,766	85,189	76,879
Depreciation and amortization	82,483	83,198	71,191
Amortization of other intangibles	35,746	40,472	46,206
Impairment of goodwill	—	101,208	—
Facility restructuring and other exit activities	29,502	27,183	22,864
Other	122,139	195,384	129,790

Total operating expense	1,290,215	1,573,833	1,319,361

Income (loss) before other income (expense), income tax expense (benefit) and discontinued operations	(948,285)	(2,052,185)	1,004,315
Other income (expense):
Corporate interest income	7,210	5,755	8,433
Corporate interest expense	(362,160)	(172,482)	(152,496)
Gain (loss) on sales of investments, net	(4,230)	35,980	70,796
Gain (loss) on early extinguishment of debt	10,084	(19)	(1,179)
Equity in income of investments and venture funds	18,462	7,665	2,451

Total other income (expense)	(330,634)	(123,101)	(71,995)

Income (loss) before income tax expense (benefit) and discontinued operations	(1,278,919)	(2,175,286)	932,320
Income tax expense (benefit)	(469,535)	(732,949)	305,389

Income (loss) from continuing operations	(809,384)	(1,442,337)	626,931
Discontinued operations, net of tax:
Income (loss) from discontinued operations	28,796	583	(838)
Gain on disposal of discontinued operations	268,798	—	2,766

Income from discontinued operations, net of tax	297,594	583	1,928

Net income (loss)	$(511,790)	$(1,441,754)	$628,859

Basic earnings (loss) per share from continuing operations	$(1.58)	$(3.40)	$1.49
Basic earnings per share from discontinued operations	0.58	0.00	0.00

Basic net earnings (loss) per share	$(1.00)	$(3.40)	$1.49

Diluted earnings (loss) per share from continuing operations	$(1.58)	$(3.40)	$1.44
Diluted earnings per share from discontinued operations	0.58	0.00	0.00

Diluted net earnings (loss) per share	$(1.00)	$(3.40)	$1.44

Shares used in computation of per share data:
Basic	509,862	424,439	421,127
Diluted	509,862	424,439	436,357

See accompanying notes to consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(In thousands, except share amounts)

	December 31,
	2008	2007
ASSETS
Cash and equivalents	$3,853,849	$1,778,244
Cash and investments required to be segregated under federal or other regulations	1,141,598	334,831
Trading securities	55,481	130,018
Available-for-sale mortgage-backed and investment securities (includes securities pledged to creditors with the right to sell or repledge of $8,398,346 and $10,074,082 at December 31, 2008 and 2007, respectively)	10,806,094	11,255,048
Margin receivables	2,791,168	7,179,175
Loans, net (net of allowance for loan losses of $1,080,611 and $508,164 at December 31, 2008 and 2007, respectively)	24,451,852	30,139,382
Investment in FHLB stock	200,892	338,585
Property and equipment, net	319,222	355,433
Goodwill	1,938,325	1,933,368
Other intangibles, net	386,130	430,007
Other assets	2,593,604	2,971,846

Total assets	$48,538,215	$56,845,937

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$26,136,246	$25,884,755
Securities sold under agreements to repurchase	7,381,279	8,932,693
Customer payables	3,753,332	5,514,675
Other borrowings	4,353,777	7,446,504
Corporate debt	2,750,532	3,022,698
Accounts payable, accrued and other liabilities	1,571,553	3,215,547

Total liabilities	45,946,719	54,016,872

Commitments and contingencies (see Note 23)

Shareholders’ equity:
Common stock, $0.01 par value, shares authorized:1,200,000,000 and 600,000,000 at December 31, 2008 and 2007, respectively; shares issued and outstanding: 563,523,086 and 460,897,875 at December 31, 2008 and 2007, respectively	5,635	4,609
Additional paid-in capital (“APIC”)	4,064,282	3,463,220
Accumulated deficit	(845,767)	(247,368)
Accumulated other comprehensive loss	(632,654)	(391,396)

Total shareholders’ equity	2,591,496	2,829,065

Total liabilities and shareholders’ equity	$48,538,215	$56,845,937

See accompanying notes to consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year Ended December 31,
	2008	2007	2006
Net income (loss)	$(511,790)	$(1,441,754)	$628,859
Other comprehensive loss:
Available-for-sale securities:
Unrealized gains (losses), net(1)	(18,088)	(478,538)	172
Reclassification into earnings, net(2)	35,255	361,569	(80,387)

Net change from available-for-sale securities	17,167	(116,969)	(80,215)

Cash flow hedging instruments:
Unrealized gains (losses), net(3)	(302,132)	(116,101)	36,409
Reclassifications into earnings, net(4)	16,866	11,722	6,578

Net change from cash flow hedging instruments	(285,266)	(104,379)	42,987

Foreign currency translation gains (losses)	(37,476)	31,424	11,468
Reclassification of foreign currency translation gains associated with the disposition of a subsidiary	(22,577)	—	—

Other comprehensive loss	(328,152)	(189,924)	(25,760)

Comprehensive income (loss)	$(839,942)	$(1,631,678)	$603,099

(1)	Amounts are net of benefit from income taxes of $7.4 million, $286.2 million, and $1.2 million for the years ended December 31 2008, 2007, and 2006, respectively.
(2)

Amounts are net of benefit from income taxes of $18.4 million, $217.8 million the years ended December 31 2008 and 2007, respectively, and provision for income taxes of $42.9 million for the year ended December 31, 2006.

(3)

Amounts are net of benefit from income taxes of $185.5 million, $68.9 million the years ended December 31 2008 and 2007, respectively, and provision for income taxes of $22.4 million for the year ended December 31, 2006.

(4)	Amounts are net of benefit from income taxes of $9.5 million, $16.8 million, and $3.8 million for the years December 31 ended 2008, 2007, and 2006, respectively.

See accompanying notes to consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2005	416,582	$4,166	$2,990,676	$580,430	$(175,712)	$3,399,560
Net income	—	—	—	628,859	—	628,859
Other comprehensive loss	—	—	—	—	(25,760)	(25,760)
Exercise of stock options and purchase plans, including tax benefit	5,931	60	82,824	—	—	82,884
Issuance of common stock upon conversion of 6% convertible debt	7,772	78	183,333	—	—	183,411
Issuance of common stock upon acquisition	847	8	19,742	—	—	19,750
Repurchases of common stock	(5,267)	(53)	(122,548)	—	—	(122,601)
Issuance of restricted stock	640	6	(6)	—	—	—
Cancellation of restricted stock	(103)	(1)	1	—	—	—
Retirement of restricted stock to pay taxes	(98)	(1)	(2,364)	—	—	(2,365)
Amortization of deferred share-based compensation to APIC under SFAS No. 123(R)	—	—	32,584	—	—	32,584
Other	—	—	48	—	—	48

Balance, December 31, 2006	426,304	4,263	3,184,290	1,209,289	(201,472)	4,196,370
Cumulative effect of adoption of FIN 48	—	—	—	(14,903)	—	(14,903)

Adjusted balance	426,304	4,263	3,184,290	1,194,386	(201,472)	4,181,467
Net loss	—	—	—	(1,441,754)	—	(1,441,754)
Other comprehensive loss	—	—	—	—	(189,924)	(189,924)
Issuance of common stock related to the Citadel Investment(1)	38,023	380	338,598	—	—	338,978
Exercise of stock options and purchase plans, including tax benefit	4,260	43	55,848	—	—	55,891
Repurchases of common stock	(7,228)	(72)	(148,560)	—	—	(148,632)
Issuance of restricted stock	836	8	(8)	—	—	—
Cancellation of restricted stock	(1,196)	(12)	12	—	—	—
Retirement of restricted stock to pay taxes	(198)	(2)	(4,155)	—	—	(4,157)
Amortization of deferred share-based compensation to APIC under SFAS No. 123(R)	—	—	34,983	—	—	34,983
Other	97	1	2,212	—	—	2,213

Balance, December 31, 2007	460,898	$4,609	$3,463,220	$(247,368)	$(391,396)	$2,829,065

(1)

Additional paid-in capital included the proceeds received on November 29, 2007 for the 46.7 million shares of common stock that were issued in 2008 in connection with the Citadel investment. Common stock did not include these shares as they had not been issued as of December 31, 2007.

See accompanying notes to consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY—(Continued)

(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2007	460,898	$4,609	$3,463,220	$(247,368)	$(391,396)	$2,829,065
Cumulative effect of adoption of SFAS No. 156	—	—	—	285	—	285
Cumulative effect of adoption of SFAS No. 159	—	—	—	(86,894)	86,894	—

Adjusted balance	460,898	4,609	3,463,220	(333,977)	(304,502)	2,829,350
Net loss	—	—	—	(511,790)	—	(511,790)
Other comprehensive loss	—	—	—	—	(328,152)	(328,152)
Issuance of common stock related to the Citadel Investment(1)	46,685	—	—	—	—	—
Exchange of debt for common stock(2)	52,094	521	554,656	—	—	555,177
Exercise of stock options and purchase plans, including tax benefit	633	6	(7,401)	—	—	(7,395)
Issuance of restricted stock	1,953	20	(20)	—	—	—
Cancellation of restricted stock	(556)	(6)	6	—	—	—
Retirement of restricted stock to pay taxes	(933)	(9)	(2,234)	—	—	(2,243)
Amortization of deferred share-based compensation to APIC under SFAS No. 123(R)	—	—	42,426	—	—	42,426
Additional purchase consideration(3)	2,749	27	9,405	—	—	9,432
Other	—	467	4,224	—	—	4,691

Balance, December 31, 2008	563,523	$5,635	$4,064,282	$(845,767)	$(632,654)	$2,591,496

(1)

Common stock includes 46.7 million shares of common stock that were issued in 2008 in connection with the Citadel investment. The proceeds received on November 29, 2007 related to the transaction were included in additional paid-in capital for the year ended of December 31, 2007.

(2)	Common stock includes 27.1 million shares of common stock issued in exchange of the Senior Notes and 25.0 million shares issued in retirement of the Mandatory Convertible Notes.
(3)	Amounts represent additional contingent consideration issued in connection with prior acquisitions.

See accompanying notes to consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income (loss)	$(511,790)	$(1,441,754)	$628,859
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	1,583,666	640,078	44,970
Depreciation and amortization (including discount amortization and accretion)	292,828	282,491	286,841
(Gain) loss on loans and securities, net and (gain) on sales of investments, net	201,475	2,419,065	(124,451)
Impairment of goodwill	—	101,208	—
Equity in income of investments and venture funds(1)	(18,462)	(7,665)	(2,451)
Gain on sale of the Canadian brokerage business	(428,979)	—	—
Gain on sale of corporate aircraft related assets	(23,715)	—	—
Gain on sale of RAA	(2,753)	—	—
(Gain) loss on early extinguishment of debt	(10,084)	19	1,179
Non-cash facility restructuring costs and other exit activities	7,038	14,348	20,712
Share-based compensation	42,426	34,982	32,584
Deferred taxes	(446,758)	(425,355)	82,052
Other	(15,830)	2,922	2,456
Net effect of changes in assets and liabilities:
(Increase) decrease in cash and investments required to be segregated under federal or other regulations	(1,065,756)	(22,045)	357,204
Decrease (increase) in margin receivables	4,114,180	(284,267)	(1,135,243)
(Decrease) increase in customer payables	(638,884)	(987,620)	511,550
Proceeds from sales, repayments and maturities of loans held-for-sale	232,214	1,418,313	1,506,896
Purchases and originations of loans held-for-sale	(135,411)	(1,261,980)	(1,836,108)
Proceeds from sales, repayments and maturities of trading securities	1,364,194	2,831,736	1,943,977
Purchases of trading securities	(1,260,333)	(2,777,449)	(1,978,687)
Decrease in other assets	840,918	422,413	572,010
Increase in accounts payable, accrued and other liabilities	(1,868,131)	(158,949)	(35,968)
Decrease in facility restructuring and other exit activities liability	(4,768)	(241)	(16,325)

Net cash provided by operating activities	2,247,285	800,250	862,057

Cash flows from investing activities:
Purchases of available-for-sale mortgage-backed and investment securities	(6,745,582)	(13,113,671)	(15,416,233)
Proceeds from sales, maturities of and principal payments on available-for-sale mortgage-backed and investment securities	7,540,966	13,805,661	14,181,506
Net decrease (increase) in loans receivable	3,449,898	(5,341,116)	(6,995,701)
Purchases of property and equipment	(110,237)	(129,295)	(109,493)
Proceeds from sale of the Canadian brokerage business, net	469,737	—	—
Cash transferred to Scotiabank on sale of the Canadian brokerage business	(502,919)	—	—
Proceeds from sale of corporate aircraft related assets	69,250	—	—
Proceeds from sale of RAA	22,844	—	—
Cash used in business acquisitions, net	(7,883)	(5,974)	(806)
Net cash flow from derivatives hedging assets	11,267	2,176	(66,008)
Proceeds from sales of REO and repossessed assets	91,453	32,260	20,221
Other	43	(39,822)	(36,926)

Net cash provided by (used in) investing activities	$4,288,837	$(4,789,781)	$(8,423,440)

(1)	Includes the $22.3 million gain on sale of equity shares of Investsmart by E*TRADE Mauritius.

See accompanying notes to consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS—(Continued)

(In thousands)

	Year Ended December 31,
	2008	2007	2006
Cash flows from financing activities:
Net increase in deposits	$246,556	$1,806,961	$8,095,971
Net decrease in securities sold under agreements to repurchase	(1,535,174)	(855,054)	(1,317,025)
Net increase (decrease) in other borrowed funds	7,379	(23,034)	26,469
Advances from other long-term borrowings	2,350,507	21,422,913	5,978,100
Payments on advances from other long-term borrowings	(5,462,459)	(19,327,723)	(4,969,100)
Proceeds from issuance of springing lien notes	150,000	1,193,767	—
Proceeds from issuance of common stock to Citadel(1)	—	338,978	—
Proceeds from issuance of trust preferred securities	—	41,000	79,900
Proceeds from issuance of common stock from employee stock transactions	2,420	35,981	52,718
Tax benefit related to share-based compensation	—	19,910	30,166
Repurchases of common stock	—	(148,632)	(122,601)
Net cash flow from derivative hedging liabilities	(179,559)	(28,927)	56,062
Other	4,458	10,036	(1,754)

Net cash (used in) provided by financing activities	(4,415,872)	4,486,176	7,908,906

Effect of exchange rates on cash	(44,645)	69,365	20,523

Increase in cash and equivalents	2,075,605	566,010	368,046
Cash and equivalents, beginning of period	1,778,244	1,212,234	844,188

Cash and equivalents, end of period	$3,853,849	$1,778,244	$1,212,234

Supplemental disclosures:
Cash paid for interest	$1,612,976	$2,204,505	$1,348,636
(Refund received) cash paid for income taxes	$(415,258)	$123,005	$151,851
Non-cash investing and financing activities:
Transfers from loans to other real estate owned and repossessed assets	$267,243	$114,124	$56,476
Reclassification of loans held-for-sale to loans held-for-investment	$4,049	$35,672	$202,269
Issuance of common stock to retire debentures	$555,177	$—	$183,411
Capitalized interest in the form of springing lien notes	$121,000	$—	$—
Exchange of senior notes for springing lien notes	$—	$139,745	$—
Issuance of common stock upon acquisition(2)	$9,432	$—	$19,750

(1)	Includes the proceeds received on November 29, 2007 for the 46.7 million shares of common stock that were issued in the first quarter of 2008 in connections with the Citadel Investment.
(2)	For December 31, 2008, amounts related to additional contingent consideration issued in connection with prior acquisitions.

See accompanying notes to consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION,	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization—E*TRADE Financial Corporation is a financial services company that provides online brokerage and related products and services primarily to individual retail investors under the brand “E*TRADE Financial.” Our products and services include investor-focused banking, primarily sweep deposits and savings products and asset gathering. The Company’s most significant subsidiaries are described below:

•	E*TRADE Bank is a Federally chartered savings bank that provides investor-focused banking services to retail customers nationwide and deposit accounts insured by the FDIC;

•	ETCM is a registered broker-dealer and market-maker;

•

E*TRADE Clearing LLC is the clearing firm for the Company’s brokerage subsidiaries and is a wholly-owned operating subsidiary of E*TRADE Bank. Its main purpose is to transfer securities from one party to another; and

•	E*TRADE Securities LLC is a registered broker-dealer and the primary provider of brokerage services to the Company’s customers.

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

Certain prior period items in these consolidated financial statements have been reclassified to conform to the current period presentation. As discussed in Note 3—Discontinued Operations, the operations of certain businesses have been accounted for as discontinued operations in accordance with the SFAS No. 144. Accordingly, results of operations from prior periods have been reclassified to discontinued operations. Unless noted, discussions herein pertain to the Company’s continuing operations. These consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented.

The Company reports corporate interest income and corporate interest expense separately from operating interest income and operating interest expense. The Company believes reporting these two items separately provides a clearer picture of the financial performance of the Company’s operations than would a presentation that combined these two items. Operating interest income and operating interest expense is generated from the operations of the Company and is a broad indicator of the Company’s performance in its banking and balance sheet management businesses. Corporate debt, which is the primary source of the corporate interest expense, has been issued primarily in connection with the Citadel Investment and past acquisitions, such as Harrisdirect and BrownCo.

Similarly, the Company reports gain (loss) on sales of investments, net separately from gain (loss) on loans and securities, net. The Company believes reporting these two items separately provides a clearer picture of the financial performance of its operations than would a presentation that combined these two items. Gain (loss) on loans and securities, net is the result of activities in the Company’s operations, namely its balance sheet management business, including impairment on its available-for-sale mortgage-backed and investment securities portfolio. Gain (loss) on sales of investments, net relates to historical equity investments of the Company at the corporate level and are not related to the ongoing business of the Company’s operating subsidiaries.

New Income Statement Reporting Format—During the year ended December 31, 2008, the Company re-defined the line item “Total net revenue” by removing “Provision for loan losses” and separately stating it as its own line item and reclassified hedge ineffectiveness recorded in accordance with SFAS No. 133, as amended, from “Other operating expense” to the “Gain (loss) on loans and securities, net” line item on the consolidated statement of income (loss).

Use of Estimates—The consolidated financial statements were prepared in accordance with GAAP, which require management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes for the periods presented. Actual results could differ from management’s estimates. Material estimates in which management believes near-term changes could reasonably occur include allowance for loan losses; fair value measurements; classification and valuation of certain investments; accounting for financial derivatives; estimates of effective tax rates, deferred taxes and valuation allowances; valuation of goodwill and other intangibles; and valuation and expensing of share-based payments.

Citadel Investment—On November 29, 2007, the Company entered into an agreement to receive a $2.5 billion cash infusion from Citadel. In consideration for the cash infusion, Citadel received three primary items: substantially all of the Company’s asset-backed securities portfolio (approximately $3.0 billion in amortized cost), 84.7 million shares of common stock(1) in the Company and approximately $1.8 billion in 12  1/2% springing lien notes(2).

The items in this transaction were negotiated at arms length and transacted simultaneously and in contemplation of one another. As a result, the $2.5 billion in proceeds were allocated to each item based on their relative fair values at the time of the transaction.

The key components of the Company’s accounting for this transaction were as follows:

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

(1)	The 84.7 million shares of common stock were issued in increments: 14.8 million upon initial closing in November 2007; 23.2 million upon Hart-Scott-Rodino Antitrust Improvements Act approval in December 2007; and 46.7 million shares were issued in May 2008.
(2)

Included in the $1.8 billion issuance is $186 million of 12 1/2% springing lien notes in exchange for $186 million of the Company’s senior notes that were owned by Citadel. The $1.8 billion in 12 1 /2% springing lien notes includes $100 million in notes issued to BlackRock in connection with the transaction. The $1.8 billion in 12 1/2% springing lien notes represents the amount outstanding as of December 31, 2007 and does not include the additional $150 million of springing lien notes issued in January 2008 or the $121 million of springing lien notes capitalized in lieu of an interest payment in November 2008 in accordance with the terms of the agreement with Citadel.

Financial Statement Descriptions and Related Accounting Policies—Below are descriptions and accounting policies for the Company’s financial statement categories.

Cash and Equivalents—For the purpose of reporting cash flows, the Company considers all highly liquid investments with original or remaining maturities of three months or less at the time of purchase that are not required to be segregated under federal or other regulations to be cash and equivalents. Cash and equivalents are composed of interest-bearing and non-interest-bearing deposits, certificates of deposit, commercial paper, funds due from banks and federal funds. Cash and equivalents included $2.7 billion and $54.2 million at December 31, 2008 and 2007, respectively, of overnight cash deposits that the Company is required to maintain with the Federal Reserve Bank.

Cash and Investments Required to be Segregated Under Federal or Other Regulations—Cash and investments required to be segregated under federal or other regulations consist primarily of interest-bearing cash accounts. Certain cash balances, related to collateralized financing transactions by the Company’s brokerage subsidiaries, are required to be segregated for the exclusive benefit of the Company’s brokerage customers.

Trading Securities—Trading securities are bought and held principally for the purpose of selling them in the near term and are carried at estimated fair value. Realized and unrealized gains and losses on securities classified as trading held by the Bank are included in the gain (loss) of loans and securities, net line item and are derived using the specific identification method. Realized and unrealized gains and losses on trading securities held by broker-dealers are recorded in the principal transactions line item and are also derived by the specific identification method.

Available-for-Sale Mortgage-Backed and Investment Securities—The Company classified its debt securities, mortgage-backed securities and marketable equity securities as either trading or available-for-sale. None of the Company’s mortgage-backed or investment securities were classified as held-to-maturity at December 31, 2008 or 2007.

Available-for-sale securities consist of mortgage-backed securities, corporate bonds, municipal bonds, publicly traded equity securities and other debt securities. Securities classified as available-for-sale are carried at fair value, with the unrealized gains and losses reflected as a component of accumulated other comprehensive loss, net of tax. As of January 1, 2008, the Company adopted SFAS No. 157 for the fair value measurement of available-for-sale mortgage-backed and investment securities. Realized and unrealized gains or losses on available-for-sale securities, except for publicly traded equity securities, are computed using the specific identification method. Amortization or accretion of premiums and discounts are recognized in interest income using the interest method over the life of the security. Realized gains and losses and declines in fair value judged to be other-than-temporary are included in gain (loss) on loans and securities, net; other amounts relating to corporate investments are included in gain (loss) on sales of investments, net line item in the consolidated statement of income (loss). Interest earned is included in operating interest income for banking and balance sheet management operations or corporate interest income for corporate investments.

Available-for-sale securities that have an unrealized loss are evaluated for impairment in accordance with SFAS No. 115. Management uses judgment to estimate the future cash flows associated with each security held at a loss and to assess the probability of collecting those cash flows. Management uses a qualitative and quantitative risk approach to evaluate each security held at a loss, which includes assessing underlying collateral characteristics to determine if there has been an adverse change in the amount or timing of the estimated future cash flows, which would indicate other-than-temporary impairment. The Company recognizes an impairment charge by writing the amortized cost basis of the security down to its fair market value when the Company believes that there has been a probable adverse change in the estimated future cash flows of the security. When it is determined that a security has other-than-temporary impairment, the Company recognizes an impairment charge in the gain (loss) on loans and securities, net line item in the consolidated statement of income (loss). Subsequent to the sale of the asset-backed securities portfolio in 2007, the Company no longer holds a significant number of securities that were rated below “AA” at the time of purchase and are subject to Emerging Issues Task Force (“EITF”) 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets (“EITF 99-20”).

Margin Receivables—Margin receivables represent credit extended to customers and non-customers to finance their purchases of securities by borrowing against securities they currently own. Receivables from non-customers represent credit extended to principal officers and directors of the Company to finance their purchase of securities by borrowing against securities owned by them. Margin receivables to the Company’s principal officers totaled less than $0.1 million for both December 31, 2008 and 2007. Securities owned by customers and non-customers are held as collateral for amounts due on the margin receivables, the value of which is not reflected in the consolidated balance sheet. In many cases, the Company is permitted to sell or re-pledge these securities held as collateral and use the securities to enter into securities lending transactions, to collateralize borrowings or for delivery to counterparties to cover customer short positions. At December 31, 2008, the fair value of securities that the Company received as collateral in connection with margin receivables and stock borrowing activities, where the Company is permitted to sell or re-pledge the securities, was approximately $3.8 billion. Of this amount, $1.0 billion had been pledged or sold at December 31, 2008 in connection with securities loans, bank borrowings and deposits with clearing organizations.

Loans, Net—Loans, net consists of loans that are held-for-sale and real estate and consumer loans that management has the intent and ability to hold for the foreseeable future or until maturity, also known as loans held for investment. Loans that are held for investment are carried at amortized cost adjusted for charge-offs, net, allowance for loan losses, deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans. Loan fees and certain direct loan origination costs are deferred and the net fee or cost is recognized in operating interest income using the interest method over the contractual life of the loans. Premiums and discounts on purchased loans are amortized or accreted into income using the interest method over the remaining period to contractual maturity and adjusted for actual prepayments. The Company classifies loans as nonperforming when full and timely collection of interest or principal becomes uncertain or when they are 90 days past due. Interest previously accrued, but not collected, is reversed against current income when a loan is placed on nonaccrual status and is considered nonperforming. Accretion of deferred fees is discontinued for nonperforming loans. Payments received on nonperforming loans are recognized as interest income when the loan is considered collectible and applied to principal when it is doubtful that full payment will be collected. The Company’s policy for one- to four-family loan charge-offs prior to January 1, 2008 was to charge-off to the extent that the carrying value of the loan exceeds the estimated net realizable value of the underlying collateral at the time of foreclosure. For home equity loans, the Company’s policy prior to January 1, 2008 was to charge-off at time of foreclosure or when the loan has been delinquent for 180 days. As of January 1, 2008, the Company adjusted its charge-off policy mainly for loans in the process of foreclosure. The updated policy for both one- to four-family and home equity loans is to assess the value of the property when the loans has been delinquent for 180 days or it is in bankruptcy, regardless of whether or not the property is in foreclosure, and charge-off the amount of the loan balance in excess of the estimated current property value. Credit cards are charged-off when collection is not probable or the loan has been delinquent for 180 days. Consumer loans are charged-off when the loan has been delinquent for 120 days or when it is determined that collection is not probable.

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

Property and Equipment, Net—Property and equipment are carried at cost and depreciated on a straight-line basis over their estimated useful lives, generally three to ten years. Leasehold improvements are amortized over the lesser of their estimated useful lives or lease terms. Buildings are depreciated over the lesser of their estimated useful lives or forty years. Land is carried at cost. Technology development costs are charged to operations as incurred. Technology development costs include costs incurred in the development and enhancement of software used in connection with services provided by the Company that do not otherwise qualify for capitalization treatment as internally developed software costs in accordance with Statement of Position (“SOP”) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.

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

Servicing Rights—Servicing rights are recognized when the Company sells a loan and retains the related servicing rights. In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets (“SFAS No. 156”). This statement establishes, among other things, the accounting for all separately recognized servicing assets and liabilities. The Company adopted this statement on January 1, 2007 and the impact was not material to the Company’s financial condition, results of operations or cash flows. As of January 1, 2008, the Company elected to account for servicing rights under the fair value measurement method. The transition adjustment to opening retained earnings as of January 1, 2008 related to the fair value measurement election was $0.3 million.

Real Estate Owned and Repossessed Assets—Included in the other assets line item in the consolidated balance sheet is real estate acquired through foreclosure and repossessed consumer assets. Real estate properties acquired through foreclosures, commonly referred to as REO and repossessed assets, are recorded at the lower of its carrying value or fair value, less estimated selling costs.

Income Taxes—The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”), which prescribes the use of the asset and liability method whereby deferred tax asset or liability account balances are calculated at the balance sheet date using current tax laws and rates in effect. Valuation allowances are established, when necessary, to reduce deferred tax assets when it is more likely than not that a portion or all of a given deferred tax asset will not be realized. In accordance with SFAS No. 109, income tax expense includes (i) deferred tax expense, which generally represents the net change in the deferred tax asset or liability balance during the year plus any change in valuation allowances and (ii) current tax expense, which represents the amount of tax currently payable to or receivable from a taxing authority. Uncertain tax positions are only recognized to the extent they satisfy the criteria under FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which states that an uncertain tax position must be more likely than not of being sustained upon examination. The amount of tax benefit recognized is the largest amount of tax benefit that is more than fifty percent likely of being sustained on ultimate settlement of an uncertain tax position.

Securities Sold Under Agreements to Repurchase—Securities sold under agreements to repurchase similar securities, also known as repurchase agreements, are collateralized by fixed- and variable-rate mortgage-backed securities or investment grade securities. Repurchase agreements are treated as secured borrowings for financial statement purposes and the obligations to repurchase securities sold are reflected as such in the consolidated balance sheet.

Customer Payables—Customer payables to customers and non-customers represent credit balances in customer accounts arising from deposits of funds and sales of securities and other funds pending completion of securities transactions. The Company pays interest on certain customer payables balances.

Mandatory Convertible Debt—The Company accounted for its mandatory convertible debt by allocating the proceeds using the relative fair value of the stock purchase contracts and the debt securities on the date of issuance. The issue costs were deferred and allocated to the debt securities and the stock purchase contracts based on their relative fair values at issuance date. The portion of issuance costs allocated to the debt was amortized to corporate interest expense over the life of the debt using the interest method. In 2008, the Company retired the entire $450 million principal amount of the mandatory convertible notes with the issuance of 25 million shares of common stock at $18 per share (the mandatory conversion price).

Foreign Currency Translation—Assets and liabilities of consolidated subsidiaries whose functional currency is not the U.S. dollar are translated into U.S. dollars, the functional currency of the Company, using the exchange rate in effect at each period end. Revenues and expenses are translated at the weighted average exchange rate during the period. The effects of foreign currency translation adjustments arising from differences in exchange rates from period to period are deferred and included in accumulated other comprehensive loss for subsidiaries whose functional currency is their local currency. Currency transaction gains or losses, derived on monetary assets and liabilities stated in a currency other than the functional currency, are recognized in current operations and have not been significant to the Company’s operating results in any period.

Comprehensive Income (Loss)—The Company’s comprehensive income (loss) is comprised of net income (loss), foreign currency translation gains (losses), unrealized gains (losses) on available-for-sale securities and the effective portion of the unrealized gains (losses) on financial derivatives in cash flow hedge relationships, net of reclassification adjustments and related tax.

Earnings (Loss) Per Share—Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

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

Each derivative is recorded on the balance sheet at fair value as a freestanding asset or liability. Financial derivative instruments in hedging relationships that mitigate exposure to changes in the fair value of assets or liabilities are considered fair value hedges under SFAS No. 133, as amended. Financial derivative instruments designated in hedging relationships that mitigate the exposure to the variability in expected future cash flows or other forecasted transactions are considered cash flow hedges. The Company formally documents at inception all relationships between hedging instruments and hedged items and the risk management objective and strategy for each hedge transaction. For financial statement purposes, the Company’s policy is to not offset fair value amounts recognized for derivative instruments and fair value amounts related to collateral arrangements under master netting arrangements.

Fair value hedges are accounted for by recording the fair value of the financial derivative instrument and the change in fair value of the asset or liability being hedged on the consolidated balance sheet with the net difference, or hedge ineffectiveness, reported as fair value adjustments of financial derivatives in the gain (loss) on loans and securities, net line item in the consolidated statement of income (loss). Cash payments or receipts and related accruals during the reporting period on derivatives included in fair value hedge relationships are recorded as an adjustment to interest income on the hedged asset or liability. If a financial derivative in a fair value hedging relationship is no longer effective, de-designated from its hedging relationship or terminated, the Company discontinues fair value hedge accounting for the derivative and the hedged item. Changes in the fair value of these derivative instruments no longer designated in an accounting hedge relationship are recorded in the gain (loss) on loans and securities, net, line item in the consolidated statement of income (loss). The accumulated adjustment of the carrying amount of the hedged interest-earning asset or liability is recognized in earnings as an adjustment to interest income over the expected remaining life of the asset using the effective interest method.

Cash flow hedges are accounted for by recording the fair value of the financial derivative instrument as either a freestanding asset or a freestanding liability in the consolidated balance sheet, with the effective portion of the change in fair value of the financial derivative recorded in accumulated other comprehensive loss, net of tax in the consolidated balance sheet. Amounts are then included in net operating interest income as a yield adjustment in the same period the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the financial derivative is reported as fair value adjustments of financial derivatives in the gain (loss) on loans and securities, net line item in the consolidated statement of income (loss). If it becomes probable that a hedged forecasted transaction will not occur, amounts included in accumulated other comprehensive loss related to the specific hedging instruments are reported in the gain (loss) on loans and securities, net line item in the consolidated statement of income (loss). If a financial derivative ceases to be highly effective as a hedge, hedge accounting is discontinued prospectively and the financial derivative instrument continues to be recorded at fair value with changes in fair value being reported in the gain (loss) on loans and securities, net line item in the consolidated statement of income (loss).

Derivative gains and losses that are not held as accounting hedges are recognized in the gain (loss) on loans and securities, net line item in the consolidated statement of income (loss) as these derivatives do not qualify for hedge accounting under SFAS No. 133, as amended.

Fair Value—Effective January 1, 2008, the Company adopted SFAS No. 157 which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company determines the fair value of its financial instruments and for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis in accordance with SFAS No. 157. The Company will not adopt certain provisions of this statement until January 1, 2009 as they relate to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. Examples of assets and liabilities for which the Company has not applied the provisions of SFAS No. 157 include reporting units and indefinite-lived intangible assets measured at fair value in impairment tests under SFAS No. 142, nonfinancial long-lived assets measured at fair value for an impairment assessment under SFAS No. 144, as well as nonfinancial liabilities for exit or disposal activities initially measured at fair value under SFAS No. 146. See Note 6—Fair Value Disclosures.

Fair Value Option—Effective January 1, 2008, the Company elected to carry investments in Fannie Mae and Freddie Mac preferred stock at fair value through earnings under SFAS No. 159. The Company elected to carry the investment in preferred stock at fair value through earnings to allow the Company to economically hedge the portfolio without the burden of complying with SFAS No. 133, as amended. The impact of this adoption was an after-tax decrease to opening retained earnings as of January 1, 2008 of approximately $86.9 million ($134.9 million before taxes). As of December 31, 2007, the Company’s investment in preferred stock was reported in the balance sheet line item available-for-sale mortgage-backed and investment securities. In accordance with SFAS No. 159, as a result of the fair value election the investment in preferred stock was reported in the balance sheet line item trading securities, at a fair value of $371.4 million, as of January 1, 2008. Realized and unrealized gains and losses on securities classified as trading are included in the gain (loss) on loans and securities, net line item. The Company liquidated its investment in preferred stock during the year ended December 31, 2008, which resulted in a pre-tax loss of $153.8 million, net of hedges.

Operating Interest Income—Operating interest income is recognized as earned primarily through holding credit balances, including margin, real estate and consumer loans. Other interest-earning assets include mortgage-backed and investment securities, stock borrow balances and cash and equivalents, including cash required to be segregated under regulatory guidelines. Operating interest income includes the impact of effective hedges on interest-earning assets.

Operating Interest Expense—Operating interest expense is recognized as incurred primarily through holding customer cash and deposits. Other interest-bearing liabilities include repurchase agreements and other borrowings, FHLB advances and stock loan balances. Operating interest expense includes the impact of effective hedges on interest-bearing liabilities.

Commission—Commission revenue is derived primarily from the Company’s retail customers and is impacted by both trade types and the mix between the Company’s domestic and international businesses. Commission revenue from securities transactions are recognized on a trade date basis.

Fees and Service Charges—Fees and service charges consist of account maintenance fees, payments for order flow, foreign exchange margin revenue, 12b-1 fees, fixed income product revenue and advisor management fee revenue. Account maintenance fees are charges to the customer either quarterly or annually and are accrued as earned. Payments for order flow are accrued in the same period in which the related securities transactions are completed or related services are rendered.

Principal Transactions—Principal transactions consist primarily of revenue from market-making activities. Market-making activities are the matching of buyers and sellers of securities and include transactions where the Company will purchase securities for its balance sheet with the intention of resale to transact the customer’s buy or sell order.

Gain (Loss) on Loans and Securities, Net—Gain (loss) on loans and securities, net includes gains or losses resulting from the sale or impairment of available-for-sale securities; gains or losses on trading securities; gains or losses resulting from sales of loans; hedge ineffectiveness; and gains or losses on financial derivatives that are not accounted for as hedging instruments under SFAS No. 133, as amended. Gains or losses resulting from the sale of loans are recognized at the date of settlement and are based on the difference between the cash received and the carrying value of the related loans, less related transaction costs. Nonrefundable fees and direct costs associated with the origination of mortgage loans are deferred and recognized when the related loans are sold. Gains or losses resulting from the sale of available-for-sale securities are recognized at the trade date, based on the difference between the anticipated proceeds and the amortized cost of the specific securities sold.

Other Revenue—Other revenue primarily consists of stock plan administration services, other revenue ancillary to the Company’s retail customer transactions and income from the cash surrender value of BOLI. Stock plan administration services are recognized in accordance with applicable accounting guidance, including SOP 97-2, Software Revenue Recognition.

Advertising and Market Development—Advertising production costs are expensed when the initial advertisement is run. Costs of print advertising are expensed as the services are received.

Share-Based Payments—The Company records share-based payment expense in accordance with SFAS No. 123(R) and Staff Accounting Bulletin No. 107, Share-Based Payment. SFAS No. 123(R) requires that the Company record compensation cost at the grant date fair value of a share-based payment award over the vesting period less estimated forfeitures. The underlying assumptions to these fair value calculations are discussed in

Note 20—Employee Share-Based Payments and Other Benefits. Additionally, the Company elected to adopt FASB Staff Position No. FAS 123(R)-3-Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. This allows the Company to use the alternative transition method provided for calculating the tax effects of share-based compensation pursuant to SFAS No. 123(R).

New Accounting Standards—Below are the new accounting pronouncements that relate to activities in which the Company is engaged.

SFAS No. 156—Accounting for Servicing Financial Assets

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

SFAS No. 157—Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, which establishes, among other things, a framework for measuring fair value and expands disclosure requirements as they relate to fair value measurements. The Company adopted this statement on January 1, 2008 for financial assets and financial liabilities and for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis, the effects of which were not material to the financial condition, results of operations or cash flows. The Company will not adopt certain provisions of this statement until January 1, 2009 as they relate to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the consolidated financial statements on a recurring basis. The Company does not expect the adoption of these provisions to have a material impact on the Company’s financial condition, results of operations or cash flows in future periods. In October 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP No. FAS 157-3”), which clarifies the application of SFAS No. 157 in a market that is not active. The adoption of FSP No. FAS 157-3, which was effective upon issuance for prior periods for which the financial statements had not been issued, did not have a material impact on the Company’s financial condition, results of operations or cash flows. For additional information regarding the adoption of SFAS No. 157, see Note 6—Fair Value Disclosures.

SFAS No. 159—The Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, which provides an option under which a company may irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities. This fair value option is available on a contract-by-contract basis with changes in fair value recognized in earnings as those changes occur. The Company adopted this statement on January 1, 2008 and elected the fair value option for its Fannie Mae and Freddie Mac preferred stock. The impact of this adoption was an after-tax decrease to opening retained earnings as of January 1, 2008 of approximately $86.9 million.

SFAS No. 141R—Business Combinations

In December 2007, the FASB issued SFAS No. 141R, Business Combinations. This statement applies to all transactions or other events in which an entity obtains control of one or more businesses, including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. This statement will be applied prospectively to business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2008, or January 1, 2009 for the Company.

SFAS No. 160—Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. This statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. This Statement will be applied prospectively as of the beginning of the fiscal year in which this Statement is initially adopted, or January 1, 2009 for the Company. The Company does not expect the adoption of this statement to have a material impact its financial condition, results of operations or cash flows in future periods.

SFAS No. 161—Disclosures About Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities. This statement establishes, among other things, the disclosure requirements for derivative instruments and hedging activities. This statement is effective at the beginning of an entity’s first interim period beginning after November 15, 2008, or January 1, 2009 for the Company. The Company’s disclosures about derivative instruments and hedging activities will reflect the adoption of this statement in the first quarter of 2009.

SFAS No. 162—The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with GAAP. This statement will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not expect the adoption of this statement to have a material impact on its financial condition, results of operations or cash flows in future periods.

FSP No. FAS 140-3—Accounting for Transfers of Financial Assets and Repurchase Financing Transactions

In February 2008, the FASB issued FSP No. FAS 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions (“FSP No. FAS 140-3”). FSP No. FAS 140-3 applies to repurchase agreements that relate to previously transferred financial assets between the same counterparties that are entered into contemporaneously with, or in contemplation of, the initial transfer (“repurchase financings”). FSP No. FAS 140-3 is effective for fiscal years beginning after November 15, 2008, or January 1, 2009 for the Company, and will be applied prospectively to initial transfers and repurchase financings for which the initial transfer is executed on or after January 1, 2009. The Company does not expect the adoption of this FSP to have a material impact on its financial condition, results of operations or cash flows in future periods.

FSP No. FAS 142-3—Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP No. FAS 142-3”). FSP No. FAS 142-3 applies to recognized intangible assets that are accounted for pursuant to SFAS No. 142. FSP No. FAS 142-3 is effective for fiscal years beginning after December 15, 2008, or January 1, 2009 for the Company. The guidance for determining the useful life of a recognized intangible asset will be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements will be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. The Company does not expect the adoption of this FSP to have a material impact on its financial condition, results of operations or cash flows in future periods.

FSP No. FAS 140-4 and FIN 46R-8—Disclosures by Public Entities (Enterprises) About Transfers of Financial Assets and Interests in Variable Interest Entities

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46R-8, Disclosures by Public Entities (Enterprises) About Transfers of Financial Assets and Interests in Variable Interest Entities (“FSP No. FAS 140-4 and FIN 46R-8”). FSP No. FAS 140-4 and FIN 46R-8 amends the disclosure requirements of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and FIN 46R and is effective for the first reporting period ending after December 15, 2008, or December 31, 2008 for the Company. The adoption of FSP No. FAS 140-4 and FIN 46R-8 did not have a material impact on the Company’s financial condition, results of operations or cash flows.

FSP No. EITF 99-20-1—Amendments to the Impairment Guidance of EITF Issue No. 99-20

In January 2009, the FASB issued FSP No. EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20 (“FSP No. EITF 99-20-1”). FSP No. EITF 99-20-1 amends the impairment guidance in EITF No. 99-20 to align impairment guidance in EITF 99-20 with that in SFAS No. 115 and related impairment guidance. FSP No. EITF 99-20-1 applies to beneficial interests within the scope of EITF 99-20 and is effective for periods ending after December 15, 2008, or December 31, 2008 for the Company. The adoption of FSP No. EITF 99-20-1 did not have a material impact on the Company.

Staff Accounting Bulletin (“SAB”) No. 109—Written Loan Commitments Recorded at Fair Value Through Earnings

In November 2007, the SEC issued Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value Through Earnings (“SAB No. 109”), which became effective for the Company on January 1, 2008. SAB No. 109 supersedes SAB No. 105, Application of Accounting Principles to Loan Commitments (“SAB No. 105”), and states, consistent with the guidance in SFAS No. 156 and SFAS No. 159, that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SAB No. 109 retains the view expressed in SAB No. 105 that internally developed intangible assets (such as customer relationship intangible assets) should not be recorded as part of the fair value of a derivative loan commitment and broadens its application to all written loan commitments that are accounted for at fair value through earnings. The Company adopted this statement on January 1, 2008 and the impact of adoption was not material to its financial condition, results of operations or cash flows.

NOTE 2—BUSINESS COMBINATIONS

The Company did not complete any business combinations in 2008 or 2007. On August 1, 2006, the Company completed its acquisition of RAA, a Dallas, Texas-based investment advisor managing over $1 billion in assets. The aggregate purchase price of approximately $24.9 million included $19.8 million, or 0.8 million shares, in common stock issued and $5.1 million in cash. At acquisition, the purchase price included approximately $0.1 million in net assets acquired, $9.5 million in customer list and other intangibles and $1.6 million held in escrow, with the remaining $13.7 million recorded as goodwill. The purchase price has been allocated to the net assets acquired and the liabilities assumed based on their estimated fair values at the date of acquisition. The results of operations of each are included in the Company’s consolidated statement of income from the date of the acquisition.

The Company subsequently sold RAA in 2008. The sale of RAA did not qualify as a discontinued operation. For additional information, see Note 4—Facility Restructuring and Other Exit Activities.

NOTE 3—DISCONTINUED OPERATIONS

In 2008, the Company sold its Canadian brokerage business and exited its direct retail lending business. In 2006, the Company completed the sale of E*TRADE Professional Trading, LLC. Results of operations from these businesses have been reclassified to discontinued operations for the years ended December 31, 2008, 2007 and 2006.

Sale of Canadian Brokerage Business

The Company made the decision to sell its Canadian brokerage business and completed the sale to Scotiabank in 2008. The transaction resulted in a pre-tax gain of $429.0 million and associated income tax expense of $160.2 million. The Company does not have significant continuing involvement in the Canadian brokerage business, and its operations and cash flows have been eliminated from the ongoing operations of the Company. As a result, the Canadian brokerage business qualifies as a discontinued operation, in accordance with SFAS No. 144. The Company’s results of operations, net of income tax, include the Canadian brokerage business as a discontinued operation on the Company’s consolidated statement of income (loss) for all periods presented. Prior to the Canadian brokerage business being recorded as a discontinued operation, it was included in the results of operations of both the retail and institutional segments.

The following table summarizes the results of discontinued operations for the Canadian brokerage business (dollars in thousands):

	For the year ended December 31,
	2008	2007	2006
Net revenue	$59,404	$85,175	$62,157

Income from discontinued operations before income tax expense (benefit)	$15,558	$33,032	$20,986
Income tax expense (benefit)	(19,473)	10,837	6,921

Income from discontinued operations, net of tax	$35,031	$22,195	$14,065

Exit of the Direct Retail Lending Business

In 2008, the Company exited its direct retail lending business, which was the Company’s last remaining loan origination channel (the Company exited the wholesale mortgage lending business in 2007). As such, the entire direct retail lending business, including the wholesale mortgage lending business, met the requirements under SFAS No. 144 to be recorded and reported as discontinued operations. The operations and cash flows of the direct retail lending business have been eliminated from the ongoing operations of the Company and the Company did not have any significant continuing involvement in the direct retail lending business after its closure. Therefore, the Company’s results of operations, net of income tax, include direct retail lending business as a discontinued operation on the Company’s consolidated statement of income (loss) for all periods presented. Prior to the direct retail lending business being recorded as a discontinued operation, it was included in the results of operations of the retail segment.

The following table summarizes the results of discontinued operations for the direct retail lending business (dollars in thousands):

	For the year ended December 31,
	2008	2007	2006
Net revenue	$1,300	$10,001	$32,986

Loss from discontinued operations before income tax benefit	$(9,932)	$(35,450)	$(24,510)
Income tax benefit	(3,697)	(13,838)	(10,328)

Loss from discontinued operations, net of tax	$(6,235)	$(21,612)	$(14,182)

Sale of E*TRADE Professional Trading, LLC

In 2005, the Company decided to sell its professional agency business, E*TRADE Professional Trading, LLC. The Company executed and settled this transaction during the year ended December 31, 2006 and recorded approximately $2.6 million in gain, net of tax, on the sale.

The Company does not have significant continuing involvement in the operations of its professional agency business and does not continue any significant revenue-producing or cost-generating activities of this business. Therefore, the Company’s results of operations, net of income tax, include this business as a discontinued operation on the Company’s consolidated statement of income (loss) for all periods presented. Prior to this business being recorded as a discontinued operation, it was included in the results of the institutional segment.

The following table summarizes the results of discontinued operations for the agency trading business (dollars in thousands):

For the Year Ended December 31, 2006
Net revenue	$5,526

Loss from discontinued operations before income tax benefit	$(1,181)
Income tax benefit	(460)

Loss from discontinued operations, net of tax	$(721)

NOTE 4—FACILITY RESTRUCTURING AND OTHER EXIT ACTIVITIES

Restructuring and other exit activities liabilities are included in accounts payable, accrued and other liabilities in the consolidated balance sheet. The following table summarizes the changes in the facility restructuring and other exit activities liabilities for the years ended December 31, 2008 and 2007 (dollars in thousands):

	Year Ended December 31,
	2008	2007
Beginning balance	$26,651	$26,892
Facility restructuring and other exit activities(1)	29,502	33,226
Cash payments	(27,232)	(19,119)
Non-cash charges(2)	(7,038)	(14,348)

Total facility restructuring and other exit activities liabilities	$21,883	$26,651

(1)	Includes $6.0 million of charges reclassified to discontinued operations for the year ended December 31, 2007. Refer to Note 3—Discontinued Operations for more information.
(2)	Non-cash charges primarily relate to fixed assets that were written off related to the restructuring or exit activity.

The following table summarizes the expense recognized by the Company as facility restructuring and other exit activities from continuing operations for the periods presented (dollars in thousands):

	Year Ended December 31,
	2008	2007	2006
Restructuring of institutional brokerage business	$10,292	$17,094	$—
Gain on sale of RAA	(2,753)	—	—
Other exit activities	21,963	10,089	22,864

Total facility restructuring and other exit activities	$29,502	$27,183	$22,864

Exit of Non-Core Operations

Institutional Brokerage Operations

In 2007, the Company announced a plan to simplify and streamline the business by exiting and/or restructuring certain non-core operations and took steps to restructure the institutional brokerage business to focus on areas that complement order flow generated by retail customers. In 2008, the Company announced the decision to exit certain institutional trading operations in the U.S. that do not align with the core retail business. As a result of these exits, the Company recognized $5.6 million and $9.1 million for facilities consolidation and asset write-off costs, $3.1 million and $7.0 million in severance costs and $1.5 million and $1.0 million of other costs related to these exits for the years ended December 31, 2008 and 2007, respectively. All of these charges have been recorded in the institutional segment.

The Company expects to incur charges in future periods as it periodically evaluates the estimates made in connection with this activity; however, the Company does not expect these charges to be significant.

Sale of RAA

In 2008, the Company sold substantially all of the assets of RAA to PHH Investments, Ltd for approximately $25 million. The sale of RAA resulted in a pre-tax gain of $2.8 million, which has been recorded in the retail segment.

Other Exit Activities

In 2007, the Company decided to consolidate and relocate certain of its facilities, which continued into 2008. The Company incurred $21.4 million and $7.5 million of charges for the years ended December 31, 2008 and 2007, primarily related to the exit of certain operating leases. These charges have been recorded in both the institutional and retail segments. Additionally, in 2007 the Company incurred $3.1 million in connection with reorganizing the management structure of the balance sheet management business, including changing the nature and focus of its operations, which has been recorded in the institutional segment.

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

Facility Consolidation Obligations

The components of the facility consolidation obligations for the Company’s restructuring and other exit activities at December 31, 2008 and their timing are as follows (dollars in thousands):

	Facilities Obligations	Sublease Income		Discounted Rents and Sublease	Net
		Contracted	Estimate
Years ending December 31,
2009	$18,811	$(2,340)	$(501)	$(2,956)	$13,014
2010	11,539	(1,474)	(3,264)	(996)	5,805
2011	4,930	(285)	(2,990)	(426)	1,229
2012	4,572	(176)	(3,092)	(155)	1,149
2013	1,058	—	(852)	(13)	193
Thereafter	—	—	—	—	—

Total future facility consolidation obligations	$40,910	$(4,275)	$(10,699)	$(4,546)	$21,390

NOTE 5—OPERATING INTEREST INCOME AND OPERATING INTEREST EXPENSE

The following table shows the components of operating interest income and operating interest expense from continuing operations (dollars in thousands):

	Year Ended December 31,
	2008	2007	2006
Operating interest income:
Loans, net	$1,587,838	$1,986,034	$1,364,873
Mortgage-backed and investment securities	436,165	879,922	754,340
Margin receivables	278,213	502,149	464,540
Other	167,724	154,950	166,558

Total operating interest income	2,469,940	3,523,055	2,750,311

Operating interest expense:
Deposits	(615,848)	(821,955)	(531,217)
Repurchase agreements and other borrowings	(318,291)	(643,382)	(549,085)
FHLB advances	(218,940)	(364,442)	(165,545)
Other	(48,855)	(109,677)	(118,949)

Total operating interest expense	(1,201,934)	(1,939,456)	(1,364,796)

Net operating interest income	$1,268,006	$1,583,599	$1,385,515

NOTE 6—FAIR VALUE DISCLOSURES

Effective January 1, 2008, the Company adopted SFAS No. 157 which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company determines the fair value of its financial instruments and for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis in accordance with SFAS No. 157. The Company will not adopt certain provisions of this statement until January 1, 2009 as they relate to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. Examples of assets and liabilities for which the Company has not applied the provisions of SFAS No. 157 include reporting units and indefinite-lived intangible assets measured at fair value in impairment tests under SFAS No. 142, nonfinancial long-lived assets measured at fair value for an impairment assessment under SFAS No. 144, as well as nonfinancial liabilities for exit or disposal activities initially measured at fair value under SFAS No. 146.

In determining fair value, the Company uses various valuation approaches, including market, income and/or cost approaches. The fair value hierarchy established in SFAS No. 157 requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Fair value is a market-based measure considered from the perspective of a market participant. As such, even when market assumptions are not readily available, the Company’s own assumptions reflect those that market participants would use in pricing the asset or liability at the measurement date. The standard describes the following three levels used to classify fair value measurements:

•

Level 1—Quoted prices in active markets for identical assets or liabilities. Examples of assets and liabilities utilizing Level 1 inputs as of December 31, 2008 include actively traded equity securities and U.S. Treasuries.

•

Level 2—Quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly. Examples of assets and liabilities utilizing Level 2 inputs as of December 31, 2008 include mortgage-backed securities backed by U.S. Government sponsored and federal agencies, certain CMOs, most investment securities and most derivatives.

•

Level 3—Unobservable inputs that are significant to the fair value of the assets or liabilities. Examples of assets and liabilities utilizing significant Level 3 inputs or those that require significant management judgment as of December 31, 2008 include certain CMOs, servicing rights and certain derivatives. In certain securities, including a portion of the CMO portfolio, where there has been limited activity or less transparency around inputs to the valuation, securities are classified as Level 3 even though the Company believes that Level 2 inputs could likely be obtainable in a more active market.

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

Recurring Fair Value Measurement Valuation Techniques

The fair value for certain financial instruments is derived using pricing models and other valuation techniques that involve significant management judgment. The price transparency of financial instruments is a key determinant of the degree of judgment involved in determining the fair value of the Company’s financial instruments. Financial instruments for which actively quoted prices or pricing parameters are available will generally have a higher degree of price transparency than financial instruments that are thinly traded or not quoted. In accordance with SFAS No. 157, the criteria used to determine whether the market for a financial instrument is active or inactive is based on the particular asset or liability. For equity securities, the Company’s definition of actively traded was based on average daily volume and other market trading statistics. The Company considered the market for other types of financial instruments, including certain CMOs, to be inactive as of December 31, 2008. As a result, the valuation of these financial instruments included significant management judgment in determining the relevance and reliability of market information available. The Company considered the inactivity of the market to be evidenced by several factors, including decreased price transparency caused by decreased volume of trades relative to historical levels.

Mortgage-backed Securities Backed by U.S. Government Sponsored and Federal Agencies

Mortgage-backed securities backed by U.S. Government sponsored and federal agencies include TBA securities and mortgage pass-through certificates. The fair value of mortgage-backed securities backed by U.S. Government sponsored and federal agencies is determined using quoted market prices, recent market transactions and spread data for similar instruments. Mortgage-backed securities backed by U.S. Government sponsored and federal agencies are generally categorized in Level 2 of the fair value hierarchy.

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

Investment Securities

As of December 31, 2008, investment securities include municipal bonds and corporate bonds. For municipal bonds, the Company utilized recent market transactions for identical or similar bonds to corroborate pricing service fair value measurements. Municipal bonds are generally categorized in Level 2 of the fair value hierarchy. The fair value of corporate bonds is estimated using market price quotes corroborated by recently executed transactions observable in the market. Corporate bonds are generally categorized in Level 2 of the fair value hierarchy.

Derivative Financial Instruments

The majority of the Company’s derivative financial instruments, interest rate swap and option contracts, are valued with pricing models commonly used by the financial services industry using market observable pricing inputs. The Company does not consider these models to involve significant judgment on the part of management and corroborated the fair value measurements with counterparty valuations. The majority of the Company’s derivative financial instruments are categorized in Level 2 of the fair value hierarchy. During the year ended December 31, 2008, the consideration of credit risk, the Company’s or the counterparty’s, did not result in an adjustment to the valuation of its derivative financial instruments.

U.S. Treasuries

The fair value of U.S. Treasuries is based on quoted market prices in active markets. U.S. Treasuries are classified as Level 1 of the fair value hierarchy.

Securities Owned and Securities Sold, Not Yet Purchased

Securities transactions entered into by certain broker-dealer subsidiaries are included in trading securities and securities sold, not yet purchased in the Company’s SFAS No. 157 disclosures. The fair value of securities owned and securities sold, not yet purchased is determined using listed or quoted market prices and are generally categorized in Level 1 or Level 2 of the fair value hierarchy.

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

Recurring Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis are summarized below (dollars in thousands):

	December 31, 2008
	Level 1	Level 2	Level 3	Fair Value
Assets
Trading securities	$2,363	$19,712	$33,406	$55,481

Available-for-sale securities:
Mortgage-backed securities	—	10,408,528	304,661	10,713,189
Investment securities	—	92,735	170	92,905

Total available-for-sale securities	—	10,501,263	304,831	10,806,094

Other assets:
Derivative assets	—	137,308	8	137,316
Deposits with clearing organizations(1)	28,000	11,659	—	39,659
Servicing rights	—	—	6,478	6,478

Total other assets measured at fair value on a recurring basis	28,000	148,967	6,486	183,453

Total assets measured at fair value on a recurring basis	$30,363	$10,669,942	$344,723	$11,045,028

Liabilities
Derivative liabilities	$—	$484,681	$500	$485,181
Securities sold, not yet purchased	1,844	4,926	—	6,770

Total liabilities measured at fair value on a recurring basis	$1,844	$489,607	$500	$491,951

(1)	Deposits with clearing organizations includes U.S. Treasuries and investment securities deposited with clearing organizations by broker-dealer subsidiaries.

Both observable and unobservable inputs may be used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, the realized and unrealized gains and losses for assets and liabilities within the Level 3 category presented in the tables below may include changes in fair value that were attributable to both observable and unobservable inputs. The following table presents additional information about Level 3 assets and liabilities measured at fair value on a recurring basis for the year ended December 31, 2008 (dollars in thousands):

		Realized and Unrealized Gains (Losses)
	January 1, 2008	Included in Earnings(1)	Included in Other Comprehensive Loss	Total(2)	Purchases, Sales, Other Settlements and Issuances Net	Net Transfers In and/or (Out) of Level 3(3)(4)	December 31, 2008
Trading securities	$37,795	$387	$—	$387	$(2,386)	$(2,390)	$33,406
Available-for-sale securities:
Mortgage-backed securities	$768,815	$(99,895)	$(144,947)	$(244,842)	$(72,177)	$(147,135)	$304,661
Investment securities	$2,117	$(970)	$(1,096)	$(2,066)	$119	$—	$170
Servicing rights	$8,282	$(2,134)	$—	$(2,134)	$330	$—	$6,478
Derivative instruments, net(5)	$(3,644)	$2,896	$—	$2,896	$256	$—	$(492)

(1)	The majority of realized and unrealized gains (losses) included in earnings are reported in the gain (loss) on loans and securities, net line item.
(2)	The majority of total realized and unrealized gains (losses) were related to Level 3 instruments held at December 31, 2008.
(3)	The Company’s transfers in and out of Level 3 are as of the beginning of the reporting period on a quarterly basis.
(4)	The level classification transfers of certain CMOs were driven by changes in price transparency for the securities.
(5)	Represents Derivative assets net of Derivative liabilities for presentation purposes only.

Level 3 Assets and Liabilities

Level 3 assets and liabilities include instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. As of December 31, 2008, 23% and 1% of the Company’s total assets and total liabilities, respectively, represented instruments measured at fair value on a recurring basis. Instruments measured at fair value on a recurring basis categorized as Level 3 as of December 31, 2008 represented less than 1% of the Company’s total assets and total liabilities.

In general, level classification transfers in and out of Level 3 during the year ended December 31, 2008 were driven by changes in price transparency in the CMO market throughout the year. The Company’s transfers in and out of Level 3 are as of the beginning of the reporting period on a quarterly basis. Level 3 assets as of December 31, 2008 include $3.9 million of CMOs classified as Level 2 on January 1, 2008. While the Company’s fair value estimates of Level 3 instruments as of December 31, 2008 utilized observable inputs where available, the valuation included significant management judgment in determining the relevance and reliability of market information considered and the financial instruments were therefore classified as Level 3. The Company recorded a $118.8 million loss in other comprehensive loss during the year ended December 31, 2008 on CMOs classified as Level 3 as of December 31, 2008. The Company recorded a $1.0 million loss in other comprehensive loss during the year ended December 31, 2008 related to CMOs classified as Level 2 on January 1, 2008 and Level 3 as of December 31, 2008. Of the $95.0 million impairment recorded for the year ended December 31, 2008 related to the CMO portfolio, $93.6 million related to CMOs classified as Level 3 as of January 1, 2008 and December 31, 2008.

Nonrecurring Fair Value Measurements

The Company also measures certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. As of December 31, 2008, loans, net included impaired loans with a current value of approximately $360 million that were measured at fair value on a nonrecurring basis. The majority of the fair value measurements of these loans were based on estimates of the current property value. The Company classified these fair value measurements as Level 3 of the fair value hierarchy as the valuations included Level 3 inputs that were significant to the estimate of fair value. The adjustments to fair value of these loans resulted in a loss of $132.2 million for the year ended December 31, 2008.

Disclosures about Fair Value of Financial Instruments

SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires the disclosure of the estimated fair value of financial instruments. The following disclosure of the estimated fair value of financial instruments, not otherwise disclosed above pursuant to SFAS No. 157, is made by the Company in accordance with SFAS No. 157. Different market assumptions and estimation methodologies could significantly affect estimated fair value amounts.

The fair value of financial instruments, not otherwise disclosed above pursuant to SFAS No. 157, whose estimated fair value approximates carrying value is summarized as follows:

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

The fair value of financial instruments whose estimated fair values were different from their carrying values is summarized below (dollars in thousands):

	December 31, 2008		December 31, 2007
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Loans, net(1)	$24,451,852	$24,072,373	$30,139,382	$29,415,679
Liabilities
Deposits	$26,136,246	$26,194,430	$25,884,755	$25,864,725
Securities sold under agreements to repurchase	$7,381,279	$7,488,380	$8,932,693	$8,937,647
Other borrowings	$4,353,777	$4,349,862	$7,446,504	$7,495,949
Corporate debt	$2,750,532	$1,645,136	$3,022,698	$2,800,758

(1)	The carrying value of loans, net includes the allowance for loan losses of $1.1 billion and $0.5 billion as of December 31, 2008 and 2007, respectively.

•

Loans, net—For the held-for-investment portfolio, including one- to four-family, home equity, recreational vehicle, marine and auto loans, fair value is estimated by differentiating loans based on their individual characteristics, such as product classification, loan category, pricing features and remaining maturity. Management adjusts assumptions for expected losses, prepayments and discount rates to reflect the individual characteristics of the loans, such as credit risk, coupon, term, and payment characteristics, as well as the secondary market conditions for these types of loans. For commercial and credit card loans, fair value is estimated based on both individual and portfolio characteristics and recent market transactions, when available.

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

•

Other borrowings—For FHLB advances, fair value is estimated by discounting future cash flows at the current offered rates for borrowings of similar remaining maturities. For Floating Rate Junior Subordinated Debentures issued by ETBH, fair value is estimated by discounting future cash flows at the rate implied by dealer pricing quotes. For margin collateral, overnight and other short-term borrowings and collateralized borrowings, fair value approximates carrying value.

•	Corporate debt—Fair value is estimated using dealer pricing quotes.

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

NOTE 7—AVAILABLE-FOR-SALE MORTGAGE-BACKED AND INVESTMENT SECURITIES

The amortized cost basis and estimated fair values of available-for-sale mortgage-backed and investment securities are shown in the following tables (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values
December 31, 2008:
Mortgage-backed securities:
Backed by U.S. Government sponsored and federal agencies	$10,115,865	$82,663	$(87,715)	$10,110,813
Collateralized mortgage obligations and other	920,474	14	(318,112)	602,376

Total mortgage-backed securities	11,036,339	82,677	(405,827)	10,713,189

Investment securities:
Debt securities:
Municipal bonds	100,706	1	(21,101)	79,606
Corporate bonds	25,454	14	(12,667)	12,801

Total debt securities	126,160	15	(33,768)	92,407
Publicly traded equity securities:
Corporate investments	532	285	(319)	498

Total investment securities	126,692	300	(34,087)	92,905

Total available-for-sale securities	$11,163,031	$82,977	$(439,914)	$10,806,094

December 31, 2007:
Mortgage-backed securities:
Backed by U.S. Government sponsored and federal agencies	$9,638,676	$86	$(308,633)	$9,330,129
Collateralized mortgage obligations and other	1,170,360	2	(47,107)	1,123,255

Total mortgage-backed securities	10,809,036	88	(355,740)	10,453,384

Investment securities:
Debt securities:
Municipal bonds	320,521	58	(6,231)	314,348
Corporate bonds	36,557	2,134	(3,412)	35,279
Other debt securities	78,836	1	(1,546)	77,291

Total debt securities	435,914	2,193	(11,189)	426,918
Publicly traded equity securities:
Preferred stock	505,498	—	(134,094)	371,404
Corporate investments	1,460	—	(189)	1,271
Retained interests from securitizations	980	1,091	—	2,071

Total investment securities	943,852	3,284	(145,472)	801,664

Total available-for-sale securities	$11,752,888	$3,372	$(501,212)	$11,255,048

Contractual Maturities

The contractual maturities of available-for-sale debt securities, including mortgage-backed and debt securities, at December 31, 2008 are shown below (dollars in thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$27	$24
Due within one to five years	34	46
Due within five to ten years	75,395	72,630
Due after ten years	11,087,043	10,732,896

Total available-for-sale debt securities	$11,162,499	$10,805,596

The Company pledged $8.4 billion and $10.1 billion at December 31, 2008 and 2007, respectively, of available-for-sale securities as collateral for federal reserves, repurchase agreements and short-term borrowings.

Other-Than-Temporary Impairment of Investments

The following tables show the fair values and unrealized losses on investments, aggregated by investment category, and the length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Values	Unrealized Losses	Fair Values	Unrealized Losses	Fair Values	Unrealized Losses
December 31, 2008:
Mortgage-backed securities:
Backed by U.S. Government sponsored and federal agencies	$1,050,268	$(9,255)	$3,157,773	$(78,460)	$4,208,041	$(87,715)
Collateralized mortgage obligations and other	53,836	(40,668)	522,313	(277,444)	576,149	(318,112)
Debt securities:
Municipal bonds	—	—	79,595	(21,101)	79,595	(21,101)
Corporate bonds	39	(4)	12,719	(12,663)	12,758	(12,667)
Publicly traded equity securities:
Corporate investments	—	—	43	(319)	43	(319)

Total temporarily impaired securities	$1,104,143	$(49,927)	$3,772,443	$(389,987)	$4,876,586	$(439,914)

December 31, 2007:
Mortgage-backed securities:
Backed by U.S. Government sponsored and federal agencies	$1,394,002	$(6,802)	$7,849,331	$(301,831)	$9,243,333	$(308,633)
Collateralized mortgage obligations and other	537,522	(25,415)	585,629	(21,692)	1,123,151	(47,107)
Debt securities:
Municipal bonds	272,698	(4,898)	29,052	(1,333)	301,750	(6,231)
Corporate bonds	—	—	21,935	(3,412)	21,935	(3,412)
Other debt securities	—	—	76,433	(1,546)	76,433	(1,546)
Publicly traded equity securities:
Preferred stock	355,942	(134,094)	—	—	355,942	(134,094)
Corporate investments	—	—	173	(189)	173	(189)

Total temporarily impaired securities	$2,560,164	$(171,209)	$8,562,553	$(330,003)	$11,122,717	$(501,212)

The Company does not believe that any individual unrealized loss in the available-for-sale portfolio as of December 31, 2008 represents an other-than-temporary impairment. The majority of the unrealized losses on mortgage-backed securities are attributable to changes in interest rates and a re-pricing of risk in the market. Substantially all mortgage-backed securities backed by U.S. Government sponsored and federal agencies are “AAA” rated. Municipal bonds and corporate bonds are evaluated by reviewing the credit-worthiness of the issuer and general market conditions. The Company has the intent and ability to hold the securities in an unrealized loss position at December 31, 2008 until the market value recovers or the securities mature.

Within the securities portfolio, the asset-backed securities portfolio, which was sold in the fourth quarter of 2007, represented the highest concentration of credit risk. The Company recorded other-than-temporary impairment charges for asset-backed securities of $168.7 million and $1.5 million for years ended December 31, 2007 and 2006, respectively. Subsequent to the sale of that portfolio, the highest concentration of remaining credit risk, while considerably lower than the credit risk inherent in asset-backed securities, is the CMO portfolio. While the majority of this portfolio is AAA-rated, the Company concluded during 2008 that approximately $181.2 million of these securities had a probable risk of future loss as a result of the deterioration in the expected credit performance of the underlying loans in the securities. These securities were written down to their estimated fair market value by recording $95.0 million impairment during the year ended December 31, 2008.

Our intent to hold securities in an unrealized loss position at December 31, 2008 until the market value recovers or the securities mature was based on the facts and circumstances that existed as of that date. The Emergency Economic Stabilization Act of 2008 (the “Act”) was signed into law on October 3, 2008. This Act grants the Treasury authority to purchase debt securities from financial institutions under the TARP Capital Purchase Program. The administration in place at the Treasury on December 31, 2008 had not utilized this particular authority granted to them in this Act. Therefore, the Company’s ability and intent to hold securities in an unrealized loss position at December 31, 2008 until the market value recovers or the securities mature was based on this fact.

Subsequent to December 31, 2008, a new administration was put in place at the Treasury. On February 10, 2009, this new administration provided a high level outline of its plans to help resolve the credit crisis. As part of this plan, they announced their intentions to create the “Public-Private Investment Fund”. They stated that the purpose of this fund will be to purchase both loans and securities from financial institutions allowing them to cleanse their balance sheets of what are often referred to as “legacy” assets. The Company does not yet know enough about the details of this program to determine if it would be of interest to the Company. Therefore the Company cannot make an assessment of whether the Treasury’s plans under the Act will impact the Company’s intent with respect to these securities and its loans in future periods.

The Company elected the fair value option for its preferred stock under SFAS No. 159 as of January 1, 2008. Subsequent to the adoption, preferred stock was classified as trading securities. As of December 31, 2008, the Company no longer held preferred stock securities as all positions were sold during the year ended December 31, 2008.

The detailed components of the gain (loss) on loans and securities, net and gain (loss) on sales of investments, net line items on the consolidated statement of income (loss) are shown below.

Gain (Loss) on Loans and Securities, Net

Gain (loss) on loans and securities, net from continuing operations are as follows (dollars in thousands):

	Year Ended December 31,
	2008	2007	2006
Realized loss on sales of originated loans	$(783)	$(14,343)	$(28,041)
Gain (loss) on securities, net
Realized gain on sales of available-for-sale securities	49,397	23,399	70,710
Realized loss on sales of available-for-sale securities	(9,108)	(26,310)	(17,494)
Realized loss on asset-backed securities sale to Citadel	—	(2,241,031)	—
Loss on impairment	(102,909)	(168,739)	(1,504)
Loss on trading securities, net	(134,297)	(33,441)	(969)
Hedge ineffectiveness	2,217	(5,009)	(1,502)

Total gain (loss) on securities, net	(194,700)	(2,451,131)	49,241

Gain (loss) on loans and securities, net	$(195,483)	$(2,465,474)	$21,200

Gain (loss) on Sales of Investments, Net

Gain (loss) on sales of investments, net are as follows (dollars in thousands):

	Year Ended December 31,
	2008	2007	2006
Realized gain on sales of publicly traded equity securities	$254	$36,053	$71,815
Loss on impairment	(4,425)	—	(1,260)
Other	(59)	(73)	241

Gain (loss) on sales of investments, net	$(4,230)	$35,980	$70,796

NOTE 8—LOANS, NET

Loans, net are summarized as follows (dollars in thousands):

	December 31,
	2008	2007
Loans held-for-sale	$—	$100,539
Loans receivable, net:
One- to four-family	12,979,844	15,506,529
Home equity	10,017,183	11,901,324
Consumer and other loans:
Recreational vehicle	1,570,116	1,910,454
Marine	424,595	526,580
Commercial	214,084	272,156
Credit card	85,851	90,764
Other	4,024	23,334

Total consumer and other loans	2,298,670	2,823,288

Total loans receivable	25,295,697	30,231,141
Unamortized premiums, net	236,766	315,866
Allowance for loan losses	(1,080,611)	(508,164)

Total loans receivable, net	24,451,852	30,038,843

Total loans, net	$24,451,852	$30,139,382

In addition to these loans, the Company had no commitments to originate, buy or sell loans at December 31, 2008 (see Note 23—Commitments, Contingencies and Other Regulatory Matters).

The following table shows the percentage of adjustable and fixed-rate loans in the Company’s portfolio (dollars in thousands):

	December 31, 2008		December 31, 2007
	$ Amount	% of Total	$ Amount	% of Total
Adjustable rate loans:
One- to four-family	$9,705,494	38.4%	$11,853,216	39.1%
Home equity	7,287,615	28.8	8,367,860	27.6
Consumer and other	299,966	1.2	363,482	1.2

Total adjustable rate loans	17,293,075	68.4	20,584,558	67.9
Fixed rate loans	8,002,622	31.6	9,747,481	32.1

Total loans(1)	$25,295,697	100.0%	$30,332,039	100.0%

(1)

Includes the principal of held-for-sale loans of $0.1 billion at December 31, 2007. There were no held-for-sale loans at December 31, 2008. Loans held-for-sale are accounted for at lower of cost or fair value with adjustments recorded in the gain (loss) on loans and securities, net line item and are not considered in the allowance for loan losses.

The weighted-average remaining maturity of mortgage loans secured by one- to four-family residences was 326 and 337 months at December 31, 2008 and 2007, respectively. Additionally, all mortgage loans outstanding at December 31, 2008 and 2007 in the held-for-investment portfolio were serviced by other companies.

Activity in the allowance for loan losses is summarized as follows (dollars in thousands):

	Year Ended December 31,
	2008	2007	2006
Allowance for loan losses, beginning of period	$508,164	$67,628	$63,286
Provision for loan losses	1,583,666	640,078	44,970
Charge-offs	(1,043,015)	(227,679)	(61,843)
Recoveries	31,796	28,137	21,215

Net charge-offs	(1,011,219)	(199,542)	(40,628)

Allowance for loan losses, end of period	$1,080,611	$508,164	$67,628

During 2008, the allowance for loan losses increased by $572.4 million. This increase was driven primarily by an increase of $374.7 million in the allowance allocated to the home equity loan portfolio, which began to deteriorate during the second half of 2007. During the year ended December, 31 2008, the Company also experienced deterioration in the performance of its one- to four-family loan portfolio.

Net charge-offs for the year ended December 31, 2008 increased by $811.7 million compared to the same period in 2007. The overall increase was primarily due to higher net charge-offs on home equity loans.

We classify loans as nonperforming when they are 90 days past due. The following table provides the breakout of nonperforming loans by type (dollars in thousands):

	December 31,
	2008	2007
One- to four-family	$593,075	$181,315
Home equity	341,255	229,523
Credit card	4,146	3,769
Recreational vehicle	2,353	2,235
Other	1,293	1,600

Total nonperforming loans	$942,122	$418,442

If the Company’s nonperforming loans at December 31, 2008 had been performing in accordance with their terms, the Company would have recorded additional interest income of approximately $45.9 million, $19.9 million and $1.9 million for the years ended December 31, 2008, 2007 and 2006, respectively. During 2008, the Company recognized $33.1 million in interest on loans that were in nonperforming status at December 31, 2008. At December 31, 2008 and 2007, there were no commitments to lend additional funds to any of these borrowers.

In 2007, the Company entered into a CDS on $4.0 billion of its first-lien residential real estate loan portfolio through a synthetic securitization structure. As of December 31, 2008, the balance of the loans covered by the CDS was $2.9 billion. A CDS provides, for a fee, an assumption by a third party of a portion of the credit risk related to the underlying loans. The CDS provides protection for losses in excess of $4.0 million, but not to exceed approximately $30.3 million. In addition, the Company’s regulatory risk-weighted assets were reduced as a result of this transaction because the Company transferred a portion of its credit risk to an unaffiliated third party. During the year ended December 31, 2008, the Company recognized $1.6 million in losses on the portion of the loans covered under the CDS. The Company has not yet realized any recoveries from the CDS; however, the estimated recoveries from the CDS for the next twelve months were $13.9 million at December 31, 2008, which is reflected in the allowance for loan losses.

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

Fair Value Hedges

The Company uses a combination of interest rate swaps, forward-starting swaps and purchased options on swaps to offset its exposure to changes in value of certain fixed-rate assets and liabilities. Changes in the fair value of the derivatives are recognized currently in earnings. To the extent that the hedge is ineffective, the changes in the fair values will not offset and the difference, or hedge ineffectiveness, is reflected in other expense excluding interest in the gain (loss) on loans and securities, net line item in the consolidated statement of income (loss).

The following table summarizes information related to financial derivatives in fair value hedge relationships (dollars in thousands):

	Notional Amount of Derivatives	Fair Value of Derivatives			Weighted-Average			Remaining Life (Years)
		Asset	Liability	Net	Pay Rate	Receive Rate	Strike Rate
December 31, 2008:
Receive-fixed interest rate swaps:
Corporate debt	$414,500	$20,726	$—	$20,726	4.70%	7.38%	N/A	4.71
Brokered certificates of deposit	4,210	8	—	8	1.85%	5.38%	N/A	11.21

Total fair value hedges	$418,710	$20,734	$—	$20,734	4.67%	7.35%	N/A	4.77

December 31, 2007:
Pay-fixed interest rate swaps:
Mortgage-backed securities	$527,000	$—	$(21,318)	$(21,318)	5.11%	5.16%	N/A	7.00
Receive-fixed interest rate swaps:
Corporate debt	1,214,000	57,760	—	57,760	7.04%	7.71%	N/A	5.32
Brokered certificates of deposit	110,948	—	(1,343)	(1,343)	4.97%	5.33%	N/A	11.46
FHLB advances	100,000	—	(194)	(194)	5.03%	3.64%	N/A	1.79
Purchased interest rate options(1):
Swaptions	905,000	17,881	—	17,881	N/A	N/A	5.40%	10.20

Total fair value hedges	$2,856,948	$75,641	$(22,855)	$52,786	6.30%	6.68%	5.40%	7.29

(1)	Purchased interest rate options were used to hedge mortgage loans and mortgage-backed securities.

De-designated Fair Value Hedges

During the years ended December 31, 2008 and 2007, certain fair value hedges were de-designated; therefore, hedge accounting was discontinued during those periods. The net gain or loss on the underlying transactions being hedged is amortized to operating interest expense or operating interest income over the original forecasted period at the time of de-designation. Changes in the fair value of these derivative instruments after de-designation of fair value hedge accounting are recorded in the gain (loss) on loans and securities, net line item in the consolidated statement of income (loss).

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

As of December 31, 2008, the Company believes the forecasted issuance of all debt in cash flow hedge relationships is probable. However, unexpected changes in market conditions in future periods could impact the ability to issue this debt. The Company believes the forecasted issuance of debt in the form of repurchase agreements is most susceptible to an unexpected change in market conditions.

Changes in the fair value of derivatives that hedge cash flows associated with repurchase agreements, FHLB advances and home equity lines of credit are reported in accumulated other comprehensive loss as unrealized gains or losses, for both active and terminated hedges. If the derivatives are determined to be effective hedges, the amounts in accumulated other comprehensive loss are included in operating interest expense or operating interest income as a yield adjustment during the same periods in which the related interest on the funding affects earnings. If the derivatives are determined not to be effective hedges, the amount recorded in other comprehensive income would be reclassified into the gain (loss) on loans and securities, net line item in the consolidated statement of income (loss). During the upcoming twelve months, the Company expects to include a pre-tax amount of approximately $96 million of net unrealized loss that are currently reflected in accumulated other comprehensive loss in operating interest expense as a yield adjustment in the same periods in which the related items affect earnings.

The following table summarizes information related to the Company’s financial derivatives in cash flow hedge relationships, hedging variable-rate assets and liabilities and the forecasted issuances of liabilities (dollars in thousands):

	Notional Amount of Derivatives	Fair Value of Derivatives			Weighted-Average			Remaining Life (Years)
		Asset	Liability	Net	Pay Rate	Receive Rate	Strike Rate
December 31, 2008:
Pay-fixed interest rate swaps:
Repurchase agreements	$2,080,000	$—	$(415,410)	$(415,410)	4.88%	2.61%	N/A	9.89
FHLB advances	330,000	—	(44,135)	(44,135)	4.50%	1.91%	N/A	7.85
Purchased interest rate forward-starting swaps:
Repurchase agreements	100,000	—	(11,254)	(11,254)	3.90%	N/A	N/A	10.15
Purchased interest rate options(1) :
Caps	1,635,000	2,620	—	2,620	N/A	N/A	5.19%	3.13
Floors	1,900,000	99,473	—	99,473	N/A	N/A	6.43%	2.46

Total cash flow hedges	$6,045,000	$102,093	$(470,799)	$(368,706)	4.79%	2.52%	5.86%	5.62

December 31, 2007:
Pay-fixed interest rate swaps:
Repurchase agreements	$2,105,000	$—	$(136,867)	$(136,867)	5.47%	5.13%	N/A	11.38
FHLB advances	800,000	—	(37,748)	(37,748)	5.25%	5.15%	N/A	9.65
Purchased interest rate options(1) :
Caps	4,410,000	26,260	—	26,260	N/A	N/A	5.06%	2.62
Floors	1,400,000	31,205	—	31,205	N/A	N/A	6.86%	2.61

Total cash flow hedges	$8,715,000	$57,465	$(174,615)	$(117,150)	5.41%	5.14%	5.50%	5.38

(1)	Caps are used to hedge repurchase agreements and FHLB advances. Floors are used to hedge home equity lines of credit.

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

The following tables show: 1) amounts recorded in accumulated other comprehensive loss related to derivative instruments accounted for as cash flow hedges; 2) the notional amounts and fair values of derivatives terminated for the periods presented; and 3) the amortization of terminated interest rate swaps included in operating interest expense and operating interest income (dollars in thousands):

	Year Ended December 31,
	2008	2007	2006
Impact on accumulated other comprehensive loss (net of tax):
Beginning balance	$(132,223)	$(27,844)	$(70,831)
Unrealized gains (losses), net	(302,132)	(116,101)	36,409
Reclassifications into earnings, net	16,866	11,722	6,578

Ending balance	$(417,489)	$(132,223)	$(27,844)

Derivatives terminated during the period:
Notional	$7,135,000	$11,435,000	$10,675,000
Fair value of net gains (losses) recognized in accumulated other comprehensive loss	$(268,364)	$(17,530)	$80,198
Amortization of terminated interest rate swaps and options included in operating interest expense and operating interest income	$5,811	$1,090	$10,043

The gains (losses) accumulated in other comprehensive loss on the derivative instruments terminated shown in the preceding table will be included in operating interest expense and operating interest income over the periods the variable rate liabilities and hedged forecasted issuance of liabilities will affect earnings, ranging from 188 days to approximately 14 years.

The following table shows the balance in accumulated other comprehensive loss attributable to open cash flow hedges and discontinued cash flow hedges (dollars in thousands):

	Year Ended December 31,
	2008	2007	2006
Accumulated other comprehensive loss balance (net of tax) related to:
Open cash flow hedges	$(266,704)	$(144,337)	$(50,158)
Discontinued cash flow hedges	(150,785)	12,114	22,314

Total cash flow hedges	$(417,489)	$(132,223)	$(27,844)

The following table shows the balance in accumulated other comprehensive loss attributable to cash flow hedges by type of hedged item (dollars in thousands):

	As of December 31,
	2008	2007
Accumulated other comprehensive income (loss) related to:
FHLB advances	$(104,839)	$(68,029)
Repurchase agreements	(664,847)	(177,416)
Home equity lines of credit	99,453	36,485
Other	(1,068)	(1,017)

Total other comprehensive income (loss) before tax	(671,301)	(209,977)
Tax benefit	253,812	77,754

Total cash flow hedges, net of tax	$(417,489)	$(132,223)

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

	Year Ended December 31,
	2008	2007	2006
Fair value hedges	$2,037	$(4,673)	$(1,409)
Cash flow hedges	180	(336)	(93)

Total hedge ineffectiveness	$2,217	$(5,009)	$(1,502)

Economic Hedges

During the year ended December 31, 2008, the Company used equity put options and credit default swaps as economic hedges against potential changes in the value of the Fannie Mae and Freddie Mac preferred stock.

Derivatives used as economic hedges but not designated in a hedging relationship for accounting purposes are included in derivative assets or derivative liabilities. The mark and interest income or expense on the net hedged position is recognized in gain (loss) on loans and securities, net.

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

Credit Risk

Credit risk is an element of the recurring fair value measurements for certain assets and liabilities, including derivative instruments. Credit risk is managed by limiting activity to approved counterparties and setting aggregate exposure limits for each approved counterparty. The Company also monitors collateral requirements on derivative instruments through credit support agreements, which reduce risk by permitting the netting of transactions with the same counterparty upon occurrence of certain events. The Company considered the impact of credit risk on the fair value measurement for derivative instruments, particularly those in net liability positions to counterparties, to be mitigated by the enforcement of credit support agreements, and the collateral requirements therein. The Company pledged approximately $441.4 million of its mortgage-backed securities as collateral related to its derivative contracts.

The Company’s credit risk analysis for derivative instruments also considered whether the cost to mitigate the credit loss exposure on derivative instruments in net asset positions would have resulted in material adjustments to the valuations. During the year ended December 31, 2008, the consideration of counterparty credit risk did not result in an adjustment to the valuation of its derivative financial instruments.

While the Company does not expect that any counterparty will fail to perform, the maximum exposure associated with each counterparty to interest rate swaps and purchased interest rate options at December 31, 2008 was $23.8 million, net of derivative liabilities. The exposure was concentrated in two counterparties (Credit Suisse First Boston and Royal Bank of Scotland).

NOTE 10—PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following (dollars in thousands):

	December 31,
	2008	2007
Software	$493,588	$464,384
Equipment and transportation(1)	174,871	216,853
Leasehold improvements	111,112	115,199
Buildings	71,927	71,927
Furniture and fixtures	31,223	33,333
Land	3,722	3,853

Total property and equipment, gross	886,443	905,549
Less accumulated depreciation and amortization	(567,221)	(550,116)

Total property and equipment, net	$319,222	$355,433

(1)

As of December 31, 2007, equipment and transportation included $47.4 million of aircraft that met the criteria and were accounted for as being held-for-sale in accordance with SFAS No. 144. The net book value of the aircraft was $30.9 million at December 31, 2007. The aircraft was sold during the year ended December 31, 2008, resulting in a pre-tax gain of $23.7 million.

Depreciation and amortization expense from continuing operations related to property and equipment was $82.5 million, $83.2 million and $71.2 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Software includes capitalized internally developed software costs. These costs were $65.5 million, $64.1 million and $37.3 million for the years ended December 31, 2008, 2007 and 2006, respectively. Completed projects are carried at cost and are amortized on a straight-line basis over their estimated useful lives, generally four years. Amortization expense from continuing operations for the capitalized amounts was $33.4 million, $27.2 million and $24.6 million for the years ended December 31, 2008, 2007 and 2006. Also included in software at December 31, 2008 is $54.0 million of internally developed software in the process of development for which amortization has not begun.

NOTE 11—GOODWILL AND OTHER INTANGIBLES, NET

The following table discloses the changes in the carrying value of goodwill that occurred in the retail and institutional segments for the periods presented (dollars in thousands):

	Retail	Institutional	Total
Balance at December 31, 2006	$1,828,085	$244,835	$2,072,920

Impairment of goodwill	—	(101,208)	(101,208)
Equity method investment in Investsmart(1)	(38,668)	(4,296)	(42,964)
Write-off of goodwill related to exit activities	—	(3,741)	(3,741)
Purchase accounting and other adjustments	6,191	2,170	8,361

Balance at December 31, 2007	$1,795,608	$137,760	$1,933,368
Additional purchase consideration	17,314	—	17,314
Write-off of goodwill related to exit activities and discontinued operations	(12,357)	—	(12,357)

Balance at December 31, 2008	$1,800,565	$137,760	$1,938,325

(1)	The $43.0 million of goodwill related to Investsmart was moved to the Investsmart investment in the other assets line item during 2007.

For the year ended December 31, 2008, the changes in the carrying value of goodwill are the result of the Company paying additional purchase consideration in connection with prior acquisitions, offset by write-offs of goodwill related to certain exit activities and discontinued operations (see Note 2—Discontinued Operations and Note 3—Facility Restructuring and Other Exit Activities for further discussion).

For the year ended December 31, 2007, the changes in the carrying value of goodwill are the result of the Company recognizing an impairment of goodwill related the Company’s balance sheet management business. The impairment of goodwill for this business occurred during the fourth quarter of 2007 and was due primarily to the decline in fair value related to the crisis in the residential real-estate and credit markets. The method used for determining the fair value of the balance sheet management business was a combination of prices for comparable businesses and the expected present value of future cash flows of the business. In addition, there was a write-off of goodwill related to certain exit activities. These decreases were slightly offset by purchase accounting adjustments related to earn outs and escrow releases on prior acquisitions that were made by the Company.

Other intangible assets with finite lives, which are primarily amortized on an accelerated basis, consist of the following (dollars in thousands):

	December 31, 2008				December 31, 2007
	Weighted Average Useful Life (Years)	Gross Amount	Accumulated Amortization	Net Amount	Weighted Average Useful Life (Years)	Gross Amount	Accumulated Amortization	Net Amount
Customer list	21	$501,820	$(124,469)	$377,351	21	$521,619	$(105,448)	$416,171
Active accounts	10	17,004	(9,383)	7,621	7	69,023	(57,153)	11,870
Other	18	1,400	(242)	1,158	9	3,900	(1,934)	1,966

Total other intangible assets(1)		$520,224	$(134,094)	$386,130		$594,542	$(164,535)	$430,007

(1)	Fully amortized other intangible assets not included in the table above.

Assuming no future impairments of these assets or additional acquisitions, annual amortization expense will be as follows (dollars in thousands):

Years ending December 31,
2009	$29,726
2010	28,562
2011	27,451
2012	26,420
2013	25,461
Thereafter	248,510

Total future amortization expense	$386,130

Amortization of other intangibles from continuing operations was $35.7 million, $40.5 million and $46.2 million for the years ended December 31, 2008, 2007 and 2006, respectively.

NOTE 12—OTHER ASSETS

Other assets consist of the following (dollars in thousands):

	December 31,
	2008	2007
Deferred tax asset	$1,034,697	$550,234
Bank owned life insurance policy(1)	259,268	247,054
Accrued interest receivable	243,071	296,903
Deposit paid for securities borrowed	216,458	348,337
Reserve fund receivable(2)	146,308	—
Derivative assets	137,316	133,106
Net settlements and deposits with clearing organizations	131,409	249,065
Real estate owned and repossessed assets	108,105	45,895
Other receivables from brokers, dealers and clearing organizations	59,484	213,541
Other investments	56,022	229,207
Third party loan servicing receivable	47,933	101,571
Prepaids	35,220	36,170
Other(3)	118,313	520,763

Total other assets	$2,593,604	$2,971,846

(1)	Represents the cash surrender value as of December 31, 2008 and 2007, respectively.
(2)	Represents the amount owed to the Company by the Fund as of December 31, 2008.
(3)	Includes an income tax receivable of less than $0.1 million and $365.1 million at December 31, 2008 and 2007, respectively.

Other Investments

The Company has made investments in low income housing tax credit partnerships, venture funds and several non-public, venture capital-backed, high technology companies. As of December 31, 2008, the Company had $9.7 million in commitments to fund low income housing tax credit partnerships, venture funds and joint ventures.

Equity Method Investments

Equity method investments are reported as part of the other investments balance within the other assets line item on the consolidated balance sheet and consist of the following (dollars in thousands):

	December 31,
	2008	2007
Arrowpath Fund II, L.P.	$21,765	$25,311
MMA Mid-Atlantic Affordable Housing Fund III	3,478	3,859
Investsmart	—	158,236
Softbank Capital Partners Inc.	—	5,520
Other	11,470	14,908

Total equity method investments	$36,713	$207,834

NOTE 13—DEPOSITS

Deposits are summarized as follows (dollars in thousands):

	Weighted-Average Rate		Amount		Percentage to Total
	December 31,		December 31,		December 31,
	2008	2007	2008	2007	2008	2007
Money market and savings accounts	2.73%	4.55%	$12,692,729	$10,028,115	48.6%	38.7%
Sweep deposit accounts (1)	0.07%	0.87%	9,650,431	10,112,123	36.9	39.1
Certificates of deposit	3.37%	4.93%	2,363,385	4,156,674	9.0	16.1
Checking accounts	1.06%	1.79%	991,477	495,618	3.8	1.9
Brokered certificates of deposit	4.48%	4.51%	438,224	1,092,225	1.7	4.2

Total deposits	1.77%	3.12%	$26,136,246	$25,884,755	100.0%	100.0%

(1)	A sweep product transfers brokerage customer balances to the Bank, which holds these funds as customer deposits in FDIC-insured demand deposits and money market deposit accounts.

Deposits, classified by rates are as follows (dollars in thousands):

	December 31,
	2008	2007
Less than 2%	$12,177,178	$9,665,937
2.00%–3.99%	13,067,930	3,490,918
4.00%–5.99%	889,446	12,707,002
6.00% and above	1,659	21,640

Subtotal	26,136,213	25,885,497
Fair value adjustments	33	(742)

Total deposits	$26,136,246	$25,884,755

At December 31, 2008, scheduled maturities of certificates of deposit and brokered certificates of deposit were as follows (dollars in thousands):

	< 1 Year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	> 5 Years	Total
Less than 2%	$157,586	$4,427	$3,173	$82	$565	$210	$166,043
2.00%–3.99%	1,544,776	49,632	58,582	976	14,197	78,045	1,746,208
4.00%–5.99%	477,009	129,049	107,881	68,740	15,242	92,939	890,860
6.00% and above	490	240	906	11	12	—	1,659

Subtotal	$2,179,861	$183,348	$170,542	$69,809	$30,016	$171,194	2,804,770

Fair value adjustments							33
Unamortized discount, net							(3,194)

Total certificates of deposit and brokered certificates of deposit							$2,801,609

Scheduled maturities of certificates of deposit and brokered certificates of deposit with denominations greater than or equal to the FDIC deposit insurance coverage limits were as follows (dollars in thousands):

	December 31,
	2008(1)	2007(2)
Three months or less	$237,092	$535,290
Three through six months	122,760	560,121
Six through twelve months	29,917	759,840
Over twelve months	141,233	472,836

Total certificates of deposit and brokered certificates of deposit	$531,002	$2,328,087

(1)

Reflects scheduled maturities of certificates of deposit and brokered certificates of deposit with denominations greater than or equal to $250,000, which was the FDIC deposit insurance coverage limit as of December 31, 2008.

(2)

Reflects scheduled maturities of certificates of deposit and brokered certificates of deposit with denominations greater than or equal to $100,000, which was the FDIC deposit insurance coverage limit as of December 31, 2007.

Operating interest expense on deposits is summarized as follows (dollars in thousands):

	Year Ended December 31,
	2008	2007	2006
Money market and savings accounts	$369,925	$464,084	$231,602
Sweep deposit accounts	39,971	102,131	87,714
Certificates of deposit	137,394	224,649	183,828
Checking accounts	19,665	5,689	3,347
Brokered certificates of deposit	48,893	25,402	24,726

Total operating interest expense related to deposits	$615,848	$821,955	$531,217

Accrued interest payable on these deposits, which is included in accounts payable, accrued and other liabilities, was $10.0 million and $15.6 million at December 31, 2008 and 2007, respectively.

NOTE 14—SECURITIES	SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER BORROWINGS

The maturities of borrowings at December 31, 2008 and total borrowings at December 31, 2008 and 2007 are shown below (dollars in thousands):

	Repurchase Agreements	Other Borrowings		Total	Weighted Average Interest Rate
		FHLB Advances	Other
Years Ending December 31,
2009	$4,730,601	$1,850,000	$21,228	$6,601,829	2.89%
2010	1,350,678	150,000	1,357	1,502,035	3.84%
2011	—	—	111	111	4.69%
2012	100,000	350,000	—	450,000	4.60%
2013	100,000	100,000	—	200,000	4.49%
Thereafter	1,100,000	1,453,600	427,481	2,981,081	4.12%

Total borrowings at December 31, 2008	$7,381,279	$3,903,600	$450,177	$11,735,056	3.42%

Total borrowings at December 31, 2007	$8,932,693	$6,967,406	$479,098	$16,379,197	4.98%

Securities Sold Under Agreements to Repurchase

The Company sells repurchase agreements which are collateralized by fixed- and variable-rate mortgage-backed securities or investment grade securities. Repurchase agreements are treated as secured borrowings for financial statement purposes and obligations to repurchase securities sold are reflected as borrowings in the consolidated balance sheet. The brokers retain possession of the securities collateralizing the repurchase agreements until maturity. At December 31, 2008, the Company had $312.2 million and $268.5 million of collateral in excess of the repurchase agreement liability with Cantor Fitzgerald and Citigroup, respectively. The weighted average maturity of the repurchase agreements with these counterparties was approximately one year and six years for Cantor Fitzgerald and Citigroup, respectively. There were no other counterparties in which the amount of collateral in excess of the repurchase agreement liability exceeded 10% of shareholders’ equity.

Below is a summary of repurchase agreements and collateral associated with the repurchase agreements at December 31, 2008 (dollars in thousands):

	Repurchase Agreements		Collateral
			U.S. Government Sponsored Enterprise Obligations		Collateralized Mortgage Obligations and Other
Contractual Maturity	Weighted Average Interest Rate	Amount	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Up to 30 days	2.84%	$3,017,075	$3,146,230	$3,144,535	$—	$—
30 to 90 days	2.24%	746,948	881,621	867,950	—	—
Over 90 days	3.28%	3,617,256	3,975,995	3,959,534	463,358	325,354

Total	2.99%	$7,381,279	$8,003,846	$7,972,019	$463,358	$325,354

Other Borrowings

FHLB Advances—The Company had $0.3 billion floating-rate and $3.6 billion fixed-rate FHLB advances at December 31, 2008. The floating-rate advances adjust quarterly based on the LIBOR. As a condition of its membership in the FHLB Atlanta, the Company is required to maintain a FHLB stock investment currently equal to the lesser of: a percentage of 0.2% of total Bank assets; or a dollar cap amount of $25 million. Additionally, the Bank must maintain an Activity Based Stock investment which is currently equal to 4.5% of the Bank’s outstanding advances. The Company had an investment in FHLB stock of $200.9 million and $338.6 million at December 31, 2008 and 2007, respectively. The Company must also maintain qualified collateral as a percent of its advances, which varies based on the collateral type, and is further adjusted by the outcome of the most recent annual collateral audit and by FHLB’s internal ranking of the Bank’s creditworthiness. These advances are secured by a pool of mortgage loans and mortgage-backed securities. At December 31, 2008 and 2007, the Company pledged loans with a lendable value of $13.2 billion and $16.8 billion, respectively, of the one- to four-family and home equity loans as collateral in support of both its advances and unused borrowing lines.

Other—ETBH raised capital through the formation of trusts, which sell trust preferred stock in the capital markets. The capital securities must be redeemed in whole at the due date, which is generally 30 years after issuance. Each trust issued Floating Rate Cumulative Preferred Securities, at par with a liquidation amount of $1,000 per capital security. The trusts used the proceeds from the sale of issuances to purchase Floating Rate Junior Subordinated Debentures issued by ETBH, which guarantees the trust obligations and contributed proceeds from the sale of its subordinated debentures to E*TRADE Bank in the form of a capital contribution.

During 2007, ETBH formed three trusts, ETBH Capital Trust XXVIII, ETBH Capital Trust XXIX and ETBH Capital Trust XXX. These trusts issued a total of 60,000 shares of Floating Rate Cumulative Preferred Securities for a total of $60.0 million. Net proceeds from these issuances were invested in Floating Rate Junior Subordinated Debentures that mature in 2037 and have variable rates of 1.90%, 1.95%, or 2.00% above the three-month LIBOR, payable quarterly. ETBH did not form any trusts for the year ended December 31, 2008.

In April 2007, ETBH called ETBH Capital Trust IV which had sold $10.0 million of trust preferred stock in the capital markets in 2002 and generated a loss of $0.3 million. In June 2007, ETBH called Telebank Capital Trust I which had sold $9.0 million of trust preferred stock in the capital markets in 1997, and generated a loss of $0.9 million.

The face values of outstanding trusts at December 31, 2008 are shown below (dollars in thousands):

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

Other borrowings also includes $18.8 million of overnight and other short-term borrowings in connection with the Federal Reserve Bank’s term investment option and treasury, tax and loan programs. The Company pledged $14.1 million of securities to secure these borrowings from the Federal Reserve Bank.

NOTE 15—CORPORATE DEBT

The Company’s corporate debt by type is shown below (dollars in thousands):

December 31, 2008	Face Value	Discount	Fair Value Adjustment(1)	Net
Senior notes:
8% Notes, due 2011	$435,515	$(1,763)	$13,855	$447,607
7 3/8% Notes, due 2013	414,665	(4,334)	32,435	442,766
7 7/8% Notes, due 2015	243,177	(2,071)	13,183	254,289

Total senior notes	1,093,357	(8,168)	59,473	1,144,662
Springing lien notes 12 1/2%, due 2017	2,057,000	(460,515)	9,385	1,605,870

Total corporate debt	$3,150,357	$(468,683)	$68,858	$2,750,532

December 31, 2007	Face Value	Premium / (Discount)	Fair Value Adjustment(1)	Net
Senior notes:
8% Notes, due 2011	$453,815	$1,884	$15,422	$471,121
7 3/8% Notes, due 2013	512,160	(1,555)	31,001	541,606
7 7/8% Notes, due 2015	248,177	—	11,838	260,015

Total senior notes	1,214,152	329	58,261	1,272,742
Springing lien notes 12 1/2%, due 2017	1,786,000	(481,609)	—	1,304,391
Mandatory convertible notes 6 1/8%, due 2018	450,000	(4,435)	—	445,565

Total corporate debt	$3,450,152	$(485,715)	$58,261	$3,022,698

(1)	The fair value adjustment is related to changes in fair value of the debt while in a fair value hedge relationship in accordance with SFAS No. 133, as amended.

Senior Notes

All of the Company’s senior notes are unsecured and will rank equal in right of payment with all of the Company’s existing and future unsubordinated indebtedness and will rank senior in right of payment to all its existing and future subordinated indebtedness.

In 2008, the Company began exchanging debt for common stock to extinguish a portion of its outstanding senior notes. The details of these exchanges are discussed below.

8% Senior Notes Due June 2011

In 2005 and 2004, the Company issued an aggregate principal amount of $100 million and $400 million in senior notes due June 2011 (“8% Notes”), respectively. Interest is payable semi-annually and notes are non-callable for four years and may then be called by the Company at a premium, which declines over time.

In 2007, $46.2 million in principal of the 8% Notes were exchanged for an equal amount of the 12  1/2% Springing Lien notes discussed below. In 2008, the Company exchanged $18.3 million in principal of its 8% Senior Notes for 4.9 million shares of common stock. This exchange resulted in the Company recording a $0.8 million pre-tax gain on extinguishment.

7 3/8% Senior Notes due September 2013

In 2005, the Company issued an aggregate principal amount of $600 million in senior notes due September 2013 (“7 3/8% Notes”). Interest is payable semi-annually and the notes are non-callable for four years and may then be called by the Company at a premium, which declines over time.

In 2007, $87.8 million in principal of the 7 3/8% Notes were exchanged for an equal amount of the 12 1/2% Springing Lien notes discussed below. In 2008, the Company exchanged $97.5 million in principal of its 7 3/8% Senior Notes for 21.1 million shares of common stock. This exchange resulted in the Company recording a $19.7 million pre-tax gain on extinguishment.

7 7/8% Senior Notes Due December 2015

In 2005, the Company issued an aggregate principal amount of $300 million in senior notes due December 2015 (“7 7/8% Notes”). Interest is payable semi-annually and the notes are non-callable for four years and may then be called by the Company at a premium, which declines over time.

In 2007, $51.8 million in principal of the 7 7/8% Notes were exchanged for an equal amount of the 12 1/2% Springing Lien notes discussed below. In 2008, the Company exchanged $5.0 million in principal of its 7 7/8% Senior Notes for 1.1 million shares of common stock. This exchange resulted in the Company recording a $1.0 million pre-tax gain on extinguishment.

Springing Lien Notes

12 1/2 % Springing Lien Notes Due November 2017

In November 2007, the Company issued an aggregate principal amount of $1.8 billion in springing lien notes due November 2017 (“12 1/2 % Notes”). Interest is payable semi-annually and the notes are non-callable for five years and may then be called by the Company at a premium, which declines over time. The Company has the option to make interest payments on its 12 1/2% Notes in the form of either cash or additional 12 1/2% Notes through May 2010. During the second quarter of 2008, the Company elected to make its first interest payment of approximately $121 million in cash. During the fourth quarter of 2008, the Company elected to make its second interest payment of $121 million in the form of additional springing lien notes. The November 2010 payment is the first interest payment the Company is required to pay in cash.

The indenture for the Company’s 12 1/2% Notes requires the Company to secure the 12 1/2 % Notes with the property and assets of the Company and any future subsidiary guarantors (subject to certain exceptions). The requirement to secure the 12 1/2% Notes will occur on the earlier of: (1) the date on which the 8% Notes are redeemed or (2) the first date on which the Company is allowed to grant liens in excess of $300 million under the 8% Notes. The requirement to secure the 12 1/2% Notes is limited to the amount of debt under the 12 1/2% Notes that would not trigger a requirement for the Company to equally and ratably secure the existing 8% Notes, 7 3/8% Notes and the 7 7/8% Notes.

In 2008, the Company issued an additional $150.0 million of 12 1 /2% Notes, in accordance with the terms of the agreement with Citadel. This is the final issuance under the agreement with Citadel. In connection with this issuance, the Company received $150.0 million in cash.

Mandatory Convertible Notes

6 1/8% Mandatory Convertible Notes Due November 2018

In 2005, the Company issued 18.0 million of mandatory convertible notes (“Units”) with a face value of $450 million (“6 1/8% Notes”). In 2008, the Company retired the entire $450 million principal amount of the 6 1/8% Notes with the issuance of 25 million shares of common stock at $18 per share (the mandatory conversion price).

Corporate Debt Covenants

Certain of the Company’s corporate debt described above have terms which include customary financial covenants. As of December 31, 2008, the Company was in compliance with all such covenants.

Other Corporate Debt

The Company also has multiple term loans from financial institutions. These loans are collateralized by equipment and are included within other borrowings on the consolidated balance sheet. See Note 14—Securities Sold Under Agreement to Repurchase and Other Borrowings.

Future Maturities of Corporate Debt

Scheduled principal payments of corporate debt as of December 31, 2008 are as follows (dollars in thousands):

Years ending December 31,
2009	$—
2010	—
2011	435,515
2012	—
2013	414,665
Thereafter	2,300,177

Total future principal payments of corporate debt	3,150,357
Unamortized discount and fair value adjustment, net	(399,825)

Total corporate debt	$2,750,532

NOTE 16—ACCOUNTS PAYABLE, ACCRUED AND OTHER LIABILITIES

Accounts payable, accrued and other liabilities consist of the following (dollars in thousands):

	December 31,
	2008	2007
Derivative liabilities	$485,181	$200,293
Deposits received for securities loaned	288,384	2,014,151
Accounts payable and accrued expenses	192,613	366,891
Other payables to brokers, dealers and clearing organizations	143,011	295,600
Derivatives payable to Lehman Brothers	101,354	—
Subserviced loan advances	92,081	73,212
Reserves for legal and regulatory matters	54,954	40,640
Senior and convertible debt accrued interest	32,054	35,581
Facility restructuring and other exit activities liability	21,883	26,651
Fails to receive	5,592	51,177
Other	154,446	111,351

Total accounts payable, accrued and other liabilities	$1,571,553	$3,215,547

NOTE 17—INCOME TAXES

Effective January 1, 2007, the Company adopted FIN 48. As a result of the implementation, the Company recognized a $14.9 million increase to its liability for unrecognized tax benefits, which was accounted for as a reduction to the beginning balance of retained earnings. The total amount of gross unrecognized tax benefits as of January 1, 2007 was $150.4 million. Of this total amount at January 1, 2007, $51.6 million (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. A reconciliation of the beginning and ending amount of unrecognized tax benefits as of December 31, 2007 and 2008 is as follows (dollars in thousands):

Balance at January 1, 2007	$150,428
Additions based on tax positions related to prior years	1,402
Additions based on tax positions related to the current year	8,687
Reductions based on tax positions related to prior years	(136)
Reductions based on tax positions related to the current year	(79,551)
Settlements with taxing authorities	(5,472)
Statute of limitations lapses	(505)

Balance at December 31, 2007	$74,853

Additions based on tax positions related to prior years	1,320
Additions based on tax positions related to the current year	18,232
Reductions based on tax positions related to prior years	(8,299)
Reductions based on tax positions related to the current year	(2,240)
Settlements with taxing authorities	(4,869)
Statute of limitations lapses	(14,342)

Balance at December 31, 2008	$64,655

At December 31, 2008 and 2007, the unrecognized tax benefit was $64.7 million and $74.9 million, respectively. At December 31, 2008, $37.8 million (net of federal benefits on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax in future periods.

The following table summarizes the tax years that are either currently under examination or remain open under the statute of limitations and subject to examination by the major tax jurisdictions in which the Company operates:

Jurisdiction	Open Tax Year
Hong Kong	2002 – 2008
United Kingdom	2005 – 2008
United States	2005 – 2008
Various States(1)	1999 – 2008

(1)	Includes California, Georgia, Illinois, New Jersey, New York and Virginia.

It is likely that certain examinations may be settled or the statute of limitations could expire with regards to other tax filings, in the next twelve months. In addition, proposed legislation could favorably impact certain of the Company’s unrecognized tax benefits. Such events would generally reduce the Company’s unrecognized tax benefits, either because the tax positions are sustained or because the Company agrees to the disallowance, by as much as $5.0 million, all of which could affect the Company’s total tax provision or the effective tax rate.

The Company’s practice is to recognize interest and penalties, if any, related to income tax matters in income tax expense. After the adoption of FIN 48, the Company has total gross reserves for interest and penalties of $5.9 million and $8.6 million as of December 31, 2008 and 2007, respectively. The tax benefit for the year ended December 31, 2008 includes a reduction in the accrual for interest of $2.7 million, principally related to the expiration of statute of limitations for the tax year ended December 31, 2004.

The components of income tax expense (benefit) from continuing operations are as follows (dollars in thousands)

	Year Ended December 31,
	2008	2007	2006
Current:
Federal	$(8,773)	$(316,799)	$218,526
Foreign	2,379	4,628	(5,331)
State	(2,383)	7,904	10,142
Tax benefit recognized for FIN 48 uncertainties	(14,000)	(3,327)	—

Total current	(22,777)	(307,594)	223,337

Deferred:
Federal	(404,217)	(422,218)	82,433
Foreign	1,233	1,560	(5,605)
State	(43,774)	(4,697)	5,224

Total deferred	(446,758)	(425,355)	82,052

Income tax expense (benefit)	$(469,535)	$(732,949)	$305,389

The components of income (loss) before income tax expense (benefit) and discontinued operations are as follows (dollars in thousands):

	Years Ended December 31,
	2008	2007	2006
Domestic	$(1,274,987)	$(2,178,430)	$917,891
Foreign	(3,932)	3,144	14,429

Income (loss) before income tax expense (benefit) and discontinued operations	$(1,278,919)	$(2,175,286)	$932,320

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

	December 31,
	2008	2007
Deferred tax assets:
Reserves and allowances, net	$420,472	$203,260
Net unrealized loss on equity investments and Bank assets held-for-sale	335,966	226,527
Net operating loss carryforwards	937,815	624,730
Deferred compensation	27,577	24,155
Capitalized technology development	2,640	2,654
Capitalized interest	47,186	—
Loan fees	797	—
Tax credits	24,448	24,709
Restructuring reserve and related write-downs	45,274	53,510

Total deferred tax assets	1,842,175	1,159,545

Deferred tax liabilities:
Internally developed software	(43,814)	(34,861)
Acquired intangibles	(6,051)	(7,974)
Basis differences in investments	(464,213)	(340,432)
Loan fees	—	(5,010)
Depreciation and amortization	(165,054)	(123,060)
Other	(653)	(6,143)

Total deferred tax liabilities	(679,785)	(517,480)
Valuation allowance (on state and foreign country deferred tax assets)	(127,693)	(91,831)

Net deferred tax asset	$1,034,697	$550,234

During the year ended December 31, 2008, the Company generated a federal net operating loss of approximately $727.4 million and did not provide for a valuation allowance against the federal deferred tax assets. The Company is required to establish a valuation allowance for deferred tax assets and record a charge to income if it determines, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized. If the Company did conclude that a valuation allowance was required, the resulting loss would have a material adverse effect on its results of operations, financial condition and regulatory capital position at E*TRADE Bank. As of December 31, 2008, the Company had net deferred tax assets of $1.0 billion.

The Company did not establish a valuation allowance against its federal deferred tax assets as of December 31, 2008 as it believes that it is more likely than not that all of these assets will be realized. The Company’s evaluation focused on identifying significant, objective evidence that it will be able to realize the deferred tax assets in the future. The Company reviewed the estimated future taxable income for its retail and institutional segments separately and determined that the net operating losses in 2007 and 2008 were due solely to the credit losses in its institutional segment. The Company believes these losses were caused by the crisis in the residential real estate and credit markets which significantly impacted its asset-backed securities and home equity loan portfolios in 2007 and continued to generate credit losses in 2008. The Company estimates that these credit losses will continue in future periods; however, the Company ceased the business activities which it believes are the root cause of these losses. Therefore, while the Company does expect credit losses to continue in future periods, it does expect these amounts to decline when compared to the credit losses in 2007 and 2008. The retail segment generated substantial book taxable income for each of the last six years and the Company estimates that it will continue to generate taxable income in future periods at a level sufficient enough to generate taxable income for the Company as a whole. The Company considers this to be significant, objective evidence that it will be able to realize the deferred tax assets in the future.

The Company’s analysis of the need for a valuation allowance recognizes that it is in a cumulative book taxable loss position as of the three-year period ended December 31, 2008, which is considered significant, objective evidence that the Company may not be able to realize some portion of the deferred tax assets in the future. However, the Company believes it is able to rely on the forecasts of future taxable income and overcome the uncertainty created by the cumulative loss position.

The crisis in the residential real estate and credit markets has created significant volatility in the Company’s results of operations. This volatility is isolated almost entirely to the institutional segment. The forecasts for this segment include assumptions regarding the estimate of future expected credit losses, which the Company believes to be the most variable component of the forecasts of future taxable income. The Company believes this variability could create a book loss in the overall results for an individual reporting period while not significantly impacting the overall estimate of taxable income over the period in which the Company expects to realize the deferred tax assets. Conversely, the Company believes the retail segment will continue to produce a stable stream of income which it believes can reliably estimate in both individual reporting periods as well as over the period in which the Company estimates it will realize the deferred tax assets.

In evaluating the need for a valuation allowance, the Company estimated future taxable income based on management approved forecasts. This process required significant judgment by management about matters that are by nature uncertain. If future events differ significantly from the current forecasts, a valuation allowance may need to be established, which would have a material adverse effect on the results of operations, financial condition and regulatory capital position at E*TRADE Bank. In addition, a significant portion of the net deferred tax asset relates to a $2.3 billion federal tax loss carryforward, the utilization of which may be further limited in the event of certain material changes in the ownership of the Company. The Company will continue to monitor and update its assumptions and forecasts of future taxable income and assess the need for a valuation allowance.

For certain of the Company’s state and foreign country deferred tax assets, the Company maintains a valuation allowance of $127.7 million and $91.8 million at December 31, 2008 and 2007, respectively, as it is more likely than not that they will not be fully realized. The Company’s valuation allowance increased by $35.9 million for the year ended December 31, 2008. The principal components of the deferred tax assets for which a valuation allowance has been established include the following state and foreign country net operating loss carryforwards and excess tax bases in certain illiquid investments:

•

At December 31, 2008, the Company had foreign country net operating loss carryforwards of approximately $99 million for which a deferred tax asset of approximately $27 million was established. The foreign net operating losses represent the foreign tax loss carryforwards in numerous foreign countries, some of which are subject to expiration from in 2017. In most of these foreign countries, the Company has historical tax losses, and the Company continues to project to incur operating losses in most of these countries. Accordingly, the Company has provided a valuation allowance of $26 million against such deferred tax asset at December 31, 2008.

•

At December 31, 2008, the Company had gross state net operating loss carryforwards of $2.3 billion that expire between 2009 and 2027, most of which are subject to reduction for apportionment when utilized. A deferred tax asset of approximately $112.5 million has been established related to these state net operating loss carryforwards with a valuation allowance of $82.6 million against such deferred tax asset at December 31, 2008.

•	At December 31, 2008, the Company maintained a valuation allowance against the excess tax basis in certain capital assets of approximately $8.3 million. The capital assets in question are certain investments in e-commerce and Internet startup venture funds that have no ready market or liquidity at December 31, 2008. The Company has concluded that the realization of these excess tax benefits on these capital assets are uncertain and not in the control of the Company, as there is no ready market or liquidity for these investments.

The Company has not provided $9.0 million of deferred income taxes on $25.0 of undistributed earnings and profits in its foreign subsidiaries at December 31, 2008 since the Company intends to permanently reinvest such earnings.

The effective tax rates differed from the federal statutory rates as follows:

	Year Ended December 31,
	2008	2007	2006
Federal statutory rate	(35.0)%	(35.0)%	35.0%
State income taxes, net of federal tax benefit	(3.5)	(2.3)	1.4
Difference between statutory rate and foreign effective tax rate and establishment of valuation allowance for foreign deferred tax assets	0.5	0.2	(0.2)
Tax exempt income	(0.8)	(1.1)	(0.9)
Disallowed Interest Expense	1.9	0.1	—
Impairment of goodwill	—	1.2	—
Change in valuation allowance	2.4	2.3	(0.9)
Other	(2.2)	0.9	(1.6)

Effective tax rate	(36.7)%	(33.7)%	32.8%

NOTE 18—SHAREHOLDERS’ EQUITY

Preferred Stock

The Company has 1.0 million shares authorized in preferred stock. None were issued and outstanding at December 31, 2008 and 2007.

Issuance of Common Stock

In 2008, the Company exchanged a total of $120.8 million in principal of outstanding senior notes for 27.1 million shares of common stock. Also in 2008, the Company issued 25.0 million shares of common stock at $18 per share (the mandatory conversion price) to retire the entire $450 million principal amount of the 6  1/8% Notes. (See Note 15—Corporate Debt for additional details on the transaction.)

In 2008 and 2007, the Company issued $339.0 million or 84.7 million shares of common stock in conjunction with the Citadel Investment. The 84.7 million shares of common stock were issued in three increments: 14.8 million upon initial closing in November 2007; 23.2 million shares upon Hart-Scott-Rodino Antitrust Improvements Act approval in December 2007 and 46.7 million shares upon all required regulatory approvals in May 2008.

Share Repurchases

On April 18, 2007, the Company announced that its Board of Directors authorized a $250.0 million common stock repurchase program (the “April 2007 Plan”). The April 2007 Plan is open-ended and allows for the repurchase of common stock on the open market, in private transactions or a combination of both. The $200.0 million repurchase program approved by the Board in December 2004 (the “December 2004 Plan”) was completed in 2007.

The Company did not repurchase any shares of common stock in 2008. In 2007, the Company repurchased a total of 7.2 million shares of common stock for an aggregate $148.6 million under the April 2007 Plan and the December 2004 Plan. As of December 31, 2008 and 2007, the Company had approximately $158.5 million available to purchase additional shares under the April 2007 Plan.

NOTE 19—EARNINGS (LOSS) PER SHARE

The following table is a reconciliation of basic and diluted earnings (loss) per share (dollars and shares in thousands, except per share amounts):

	Year Ended December 31,
	2008	2007	2006
Basic:
Numerator:
Income (loss) from continuing operations	$(809,384)	$(1,442,337)	$626,931
Income from discontinued operations, net of tax	297,594	583	1,928

Net income (loss)	$(511,790)	$(1,441,754)	$628,859

Denominator:
Basic weighted-average shares outstanding	509,862	424,439	421,127

Diluted:
Numerator:
Net income (loss)	$(511,790)	$(1,441,754)	$628,859

Denominator:
Basic weighted-average shares outstanding	509,862	424,439	421,127
Effect of dilutive securities:
Weighted-average options and restricted stock issued to employees	—	—	13,358
Weighted-average warrants and contingent shares outstanding	—	—	248
Weighted-average mandatory convertible notes	—	—	1,624

Diluted weighted-average shares outstanding	509,862	424,439	436,357

Per share:
Basic earnings (loss) per share:
Earnings (loss) per share from continuing operations	$(1.58)	$(3.40)	$1.49
Earnings per share from discontinued operations	0.58	0.00	0.00

Net earnings (loss) per share	$(1.00)	$(3.40)	$1.49

Diluted earnings (loss) per share:
Earnings (loss) per share from continuing operations	$(1.58)	$(3.40)	$1.44
Earnings per share from discontinued operations	0.58	0.00	0.00

Net earnings (loss) per share	$(1.00)	$(3.40)	$1.44

The Company excluded from the calculations of diluted earnings (loss) per share 37.4 million and 21.0 million shares of stock options, restricted stock awards and restricted stock units for the years ended December 31, 2008 and 2007, respectively. Of the excluded shares, 1.4 million and 9.6 million shares were anti-dilutive because of the Company’s net loss for the years ended December 31, 2008 and 2007, respectively. Additionally, for the year ended December 31, 2007, there were 46.7 million shares that had not been issued in connection with the Citadel Investment of which 3.9 million shares were anti-dilutive because of the Company’s net loss for the period. The Company excluded from the calculations of diluted earnings per share 5.3 million shares of stock options that would have been anti-dilutive for the year ended December 31, 2006.

Excluded from the calculations of diluted earnings per share are 2.2 million shares of common stock for the year ended December 31, 2006, issuable under convertible subordinated notes as the effect of applying the treasury stock method on an if-converted basis would be anti-dilutive. There were not any shares issuable under convertible subordinated notes excluded from the years ended December 31, 2008 and 2007, respectively, as all convertible subordinated notes outstanding had been redeemed in 2006.

NOTE 20—EMPLOYEE SHARE-BASED PAYMENTS AND OTHER BENEFITS

Employee Stock Option Plans

In 2005, the Company adopted and the shareholders approved the 2005 Stock Incentive Plan (“2005 Plan”) to replace the 1996 Stock Incentive Plan (“1996 Plan”) which provides for the grant of nonqualified or incentive stock options to officers, directors, key employees and consultants for the purchase of newly issued shares of the Company’s common stock at a price determined by the Board at the date the option is granted. Options are generally exercisable ratably over a two to four-year period from the date the option is granted and most options expire within seven years from the date of grant. Certain options provide for accelerated vesting upon a change in control. Exercise prices are generally equal to the fair market value of the shares on the grant date. A total of 85.4 million shares had been authorized under the 1996 Plan. Under the 2005 Plan, the remaining unissued authorized shares of the 1996 Plan, up to 42.0 million shares, were authorized for issuance. Additionally, any shares that had been awarded but remained unissued under the 1996 Plan that were subsequently canceled, would be authorized for issuance under the 2005 Plan, up to 39.0 million shares. As of December 31, 2008, 13.8 million shares were available for grant under the 2005 Plan.

The Company recognized $26.6 million, $25.0 million and $21.7 million in compensation expense from continuing operations for stock options for the years ended December 31, 2008, 2007 and 2006, respectively. The Company recognized a tax benefit of $9.8 million, $8.1 million and $7.8 million related to the stock options for the years ended December 31, 2008, 2007 and 2006, respectively.

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

	Year Ended December 31,
	2008	2007	2006
Expected volatility	50%	32%	34%
Expected term (years)	4.6	4.5	4.5
Risk-free interest rate	3%	5%	5%
Dividend yield	—	—	—

The weighted-average fair values of options granted were $2.02, $7.48 and $8.60 for the years ended December 31, 2008, 2007 and 2006, respectively. Intrinsic value of options exercised were $0.1 million, $50.6 million and $89.1 million for the years ended December 31, 2008, 2007 and 2006, respectively.

A summary of options activity under the 2005 Plan is presented below:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2007	32,756	$14.02	4.43	$18
Granted	10,657	$4.56
Exercised	(88)	$3.72
Canceled	(14,699)	$11.57

Outstanding at December 31, 2008	28,626	$11.52	4.75	$—

Vested and expected to vest at December 31, 2008	27,172	$11.54	4.69	$—

Exercisable at December 31, 2008	17,698	$12.40	3.99	$—

As of December 31, 2008, there was $28.8 million of total unrecognized compensation cost related to non-vested stock options. This cost is expected to be recognized over a weighted-average period of 1.5 years.

Restricted Stock Awards and Restricted Stock Units

The Company issues restricted stock awards and restricted stock units to its employees. Each restricted stock unit can be converted into one share of the Company’s common stock upon vesting. These awards are issued at the fair market value on the date of grant and vest ratably over the period, generally two to four years. The fair value is calculated as the market price upon issuance.

In connection with the Company’s contract to hire the Chief Executive Officer (“CEO”), the Board made grants of restricted stock and stock options. The grants vest through October 2009, 62.5% of which time vests through January 1, 2009 and the balance of which time-vest through October 2009. In making these awards, the Board exercised its discretion to amend the 2005 Stock Incentive Plan and issue grants in excess of the stated maximum to any individual in any single year but did not increase the aggregate number of shares that may be issued under the 2005 Stock Incentive Plan; however, the Board will not issue any further equity, cash bonus or non-equity incentive plan payments to the CEO through at least the end of 2009. None of the restricted stock awards and no more than 37.5% of the stock option awards are expected to be deductible for federal income tax purposes.

The Company recorded $15.5 million, $9.4 million and $10.5 million for the years ended December 31, 2008, 2007 and 2006, respectively, in compensation expense from continuing operations related to restricted stock awards and restricted stock units. The Company recognized a tax benefit of $3.9 million, $3.2 million and $3.7 million related to restricted stock awards and restricted stock units for the years ended December 31, 2008, 2007 and 2006, respectively.

A summary of non-vested restricted stock award activity is presented below:

	Shares (in thousands)	Weighted- Average Grant Date Fair Value
Non-vested at December 31, 2007	1,884	$15.54
Issued	605	$3.31
Released (vested)	(1,049)	$10.89
Canceled	(455)	$18.86

Non-vested at December 31, 2008	985	$9.27

A summary of non-vested restricted stock unit activity is presented below:

	Units (in thousands)	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2007	113	1.56	$390
Issued	6,929
Released	(1,358)
Canceled	(689)

Outstanding at December 31, 2008	4,995	0.64	$5,669

Vested and expected to vest at December 31, 2008	4,543	0.58	$5,156

As of December 31, 2008, there was $16.7 million of total unrecognized compensation cost related to non-vested awards. This cost is expected to be recognized over a weighted-average period of 1.0 year. The total fair value of restricted shares and restricted stock units vested was $5.6 million, $11.0 million and $7.5 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Employee Stock Purchase Plan

The shareholders of the Company previously approved the 2002 Employee Stock Purchase Plan (“2002 Purchase Plan”), and reserved 5,000,000 shares of common stock for sale to employees at a price no less than 85% of the lower of the fair market value of the common stock at the beginning of the one-year offering period or the end of each of the six-month purchase periods. Under SFAS No. 123(R), the 2002 Purchase Plan was considered compensatory. Effective August 1, 2005, the Company changed the terms of its purchase plan to reduce the discount to 5% and discontinued the look-back provision. As a result, the purchase plan was not compensatory beginning August 1, 2005. In 2008, the Company temporarily suspended the 2002 Purchase Plan due to the low number of shares remaining for issuance. At December 31, 2008, 212,650 shares were available under the 2002 Purchase Plan.

401(k) Plan

The Company has a 401(k) salary deferral program for eligible employees who have met certain service requirements. The Company matches certain employee contributions; additional contributions to this plan are at the discretion of the Company. Total contribution expense from continuing operations under this plan was $4.6 million, $5.4 million and $5.3 million for the years ended December 31, 2008, 2007 and 2006, respectively.

NOTE 21—REGULATORY REQUIREMENTS

Registered Broker-Dealers

The Company’s U.S. broker-dealer subsidiaries are subject to the Uniform Net Capital Rule (the “Rule”) under the Securities Exchange Act of 1934 administered by the SEC and FINRA, which requires the maintenance of minimum net capital. The minimum net capital requirements can be met under either the Aggregate Indebtedness method or the Alternative method. Under the Aggregate Indebtedness method, a broker-dealer is required to maintain minimum net capital of the greater of 6  2/3% of its aggregate indebtedness, as defined, or a minimum dollar amount. Under the Alternative method, a broker-dealer is required to maintain net capital equal to the greater of $250,000 or 2% of aggregate debit balances arising from customer transactions. The method used depends on the individual U.S. broker-dealer subsidiary. The Company’s international broker-dealer subsidiaries, located in Europe and Asia, are subject to capital requirements determined by their respective regulators.

As of December 31, 2008, all of the Company’s broker-dealer subsidiaries met minimum net capital requirements. Total required net capital was $0.1 billion at December 31, 2008. In addition, the Company’s broker-dealer subsidiaries had excess net capital of $0.7 billion at December 31, 2008.

The table below summarizes the minimum excess capital requirements for the Company’s broker-dealer subsidiaries (dollars in thousands):

	December 31, 2008
	Required Net Capital	Net Capital	Excess Net Capital
E*TRADE Clearing LLC(1)	$64,549	$685,205	$620,656
E*TRADE Securities LLC(1)	250	21,784	21,534
E*TRADE Capital Markets, LLC(2)	2,720	40,708	37,988
International broker-dealers	25,147	62,615	37,468

Total	$92,666	$810,312	$717,646

(1)	Elected to use the Alternative method to compute net capital.
(2)	Elected to use the Aggregate Indebtedness method to compute net capital.

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

Quantitative measures established by regulation to ensure capital adequacy require E*TRADE Bank to maintain minimum amounts and ratios of Total and Tier I Capital to Risk-weighted assets and Tier I Capital to adjusted total assets. As shown in the table below, at December 31, 2008, the OTS categorized E*TRADE Bank as “well capitalized” under the regulatory framework for prompt corrective action. However, events beyond management’s control, such as a continued deterioration in residential real estate and credit markets, could adversely affect future earnings and E*TRADE Bank’s ability to meet its future capital requirements.

E*TRADE Bank’s required actual capital amounts and ratios are presented in the table below (dollars in thousands):

	Actual		Minimum Required to Qualify as Adequately Capitalized			Minimum Required to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
December 31, 2008:
Total Capital to risk-weighted assets	$3,136,650	12.95%	>$	1,937,583	>8.0%	>$	2,421,979	>10.0%
Tier I Capital to risk-weighted assets	$2,824,299	11.66%	>$	968,792	>4.0%	>$	1,453,187	> 6.0%
Tier I Capital to adjusted total assets	$2,824,299	6.29%	>$	1,796,601	>4.0%	>$	2,245,751	> 5.0%
December 31, 2007:
Total Capital to risk-weighted assets	$3,618,454	11.37%	>$	2,546,669	>8.0%	>$	3,183,336	>10.0%
Tier I Capital to risk-weighted assets	$3,219,176	10.11%	>$	1,273,335	>4.0%	>$	1,910,002	> 6.0%
Tier I Capital to adjusted total assets	$3,219,176	6.22%	>$	2,070,287	>4.0%	>$	2,587,858	> 5.0%

NOTE 22—LEASE ARRANGEMENTS

The Company has non-cancelable operating leases for facilities through 2024. Future minimum lease payments and sublease proceeds under these leases, including leases involved in facility restructurings, are as follows (dollars in thousands):

	Minimum Lease Payments	Sublease Proceeds	Net Lease Commitments
Years ending December 31,
2009	$42,559	$(7,451)	$35,108
2010	35,103	(3,979)	31,124
2011	24,113	(2,739)	21,374
2012	22,125	(2,724)	19,401
2013	13,736	(2,805)	10,931
Thereafter	50,632	(3,174)	47,458

Total future minimum lease payments	$188,268	$(22,872)	$165,396

Certain leases contain provisions for renewal options and rent escalations based on increases in certain costs incurred by the lessor. Rent expense from continuing operations, net of sublease income, was $25.6 million, $25.0 million and $23.0 million for the years ended December 31, 2008, 2007 and 2006, respectively. Rent expense excludes costs related to leases involved in facility restructurings, which are recorded in the facility restructuring and other exit activities line item in the consolidated statement of income (loss).

NOTE 23—COMMITMENTS, CONTINGENCIES AND OTHER REGULATORY MATTERS

Legal Matters

Litigation Matters

On October 27, 2000, a complaint was filed in the Superior Court for the State of California, County of Santa Clara, entitled, “Ajaxo, Inc., a Delaware corporation, Plaintiff, versus E*TRADE GROUP, INC., a Delaware corporation; and Everypath, Inc., a California corporation; and Does 1 through 50, inclusively, Defendants.” Through this complaint, Ajaxo sought damages and certain non-monetary relief for the Company’s alleged breach of a non-disclosure agreement with Ajaxo pertaining to certain wireless technology offered to the Company by Ajaxo as well as damages and other relief against both the Company and defendant Everypath, Inc., for their alleged misappropriation of Ajaxo’s trade secrets. Following a jury trial, a judgment was entered in 2003 in favor of Ajaxo against the Company for $1.3 million dollars for breach of the Ajaxo non-disclosure agreement. Although the jury also found in favor of Ajaxo on its misappropriation of trade secrets claim against the Company and defendant Everypath, the trial court subsequently denied Ajaxo’s requests for additional damages and relief on these claims. Thereafter, all parties appealed, and on December 21, 2005, the California Court of Appeal affirmed the above-described award against the Company for breach of the nondisclosure agreement but remanded the case to the trial court for the limited purpose of determining what, if any, additional damages Ajaxo may be entitled to as a result of the jury’s previous finding in favor of Ajaxo on its misappropriation of trade secrets claim against the Company and defendant Everypath. Following the foregoing ruling by the Court of Appeal, defendant Everypath ceased operations and made an assignment for the benefit of its creditors in January, 2006. As a result, defendant Everypath is no longer defending the case. Although the Company paid Ajaxo the full amount due on the judgment against it above, the case, consistent with the rulings issued by the Court of Appeal, was remanded back to the trial court, and on May 30, 2008, a jury returned a verdict in favor of E*TRADE denying all claims raised and demands for damages against the Company by Ajaxo. Following the trial court’s filing on September 5, 2008, of entry of judgment in favor of E*TRADE, Ajaxo filed post trial motions asking the trial court to grant a new trial and to vacate its September 5, 2008, entry of judgment in favor of the Company. By order dated November 4, 2008, the court denied these motions, and on December 2, 2008, Ajaxo filed its notice of appeal.

On October 2, 2007, a class action complaint alleging violations of the federal securities laws was filed in the United States District Court for the Southern District of New York against the Company and then its Chief Executive Officer and Chief Financial Officer entitled, “Larry Freudenberg, Individually and on Behalf of All Others Similarly Situated, Plaintiff, versus E*TRADE Financial Corporation, Mitchell H. Caplan and Robert J. Simmons, Defendants.” By order dated July 17, 2008, the trial court consolidated the Freudenberg action with four other purported class actions, all of which were filed in the United States District Court for the Southern District of New York and which were based on the same facts and circumstances as the Freudenberg action. By the same July 17, 2008 order, the trial court appointed the “Kristen-Straxton Group” and Ira Newman co-lead plaintiffs and Brower Piven and Levi & Korsinski, respectively, as lead and co-lead plaintiffs’ counsel. Thereafter, on January 16, 2009, Plaintiffs served their “Consolidated Amended Class Action Complaint for Violations of the Federal Securities Laws.” In their amended complaint, Plaintiffs again name the Company’s former chief executive and financial officers as defendants as well as Dennis Webb, the Company’s former Capital Markets Division President. In their amended complaint, Plaintiffs allege causes of action for violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 against all defendants, and (2) violations of Section 20(a) of the Exchange Act against the individual defendants. In specific, Plaintiffs contend, among other things, that the value of E*TRADE’s stock between April 19, 2006 and November 9, 2007 (the “class period”) was artificially inflated because defendants, among other things, issued materially false and misleading statements and failed to disclose that the Company was experiencing a rise in delinquency rates in its mortgage and home equity portfolios; failed to timely record an impairment on its mortgage and home equity portfolios; materially overvalued its securities portfolio, which includes assets backed by mortgages; and based on the foregoing, lacked a reasonable basis for the positive statements it made about the Company’s earnings and prospects. Plaintiffs seek to recover damages in an amount to be proven at trial, including interest and attorneys’ fees and costs. By prior order of the court, Defendants are to file their motion to dismiss by April 2, 2009; and all parties are to complete briefing on Defendants’ motion to dismiss by August 17, 2009. The Company intends to vigorously defend itself against these claims.

On August 15, 2008, an action entitled, “Ronald M. Tate, Trustee of the Ronald M. Tate Trust Dtd 4/13/88, and George Avakian, an Individual, Plaintiffs, versus E*TRADE Financial Corporation, Mitchell H. Caplan, an Individual, and Robert J. Simmons, an Individual, Defendants” was filed in the United States District Court for the Southern District of New York. The Tate action is based on the same facts and circumstances, and contains the same claims, as the Freudenberg consolidated actions discussed above. By agreement of the parties and approval of the court, the Tate action has been consolidated with the Freudenberg consolidated actions for the purpose of pre-trial discovery.

Based upon the same facts and circumstances alleged in the Freudenberg class action complaint above, a verified shareholder derivative complaint was filed in United States District Court for the Southern District of New York on October 4, 2007, against the Company’s then Chief Executive Officer, President/Chief Operating Officer, Chief Financial Officer and individual members of its board of directors entitled, “Catherine Rubery, Derivatively on behalf of E*TRADE Financial Corporation, Plaintiff, versus Mitchell H. Caplan, R. Jarrett Lilien, Robert J. Simmons, George A. Hayter, Daryl Brewster, Ronald D. Fisher, Michael K. Parks, C. Catherine Raffaeli, Lewis E. Randall, Donna L. Weaver, and Stephen H. Willard, Defendants, -and- E*TRADE Financial Corporation, a Delaware corporation, Nominal Defendant.” Plaintiff alleges, among other things, causes of action for breach of fiduciary duty, waste of corporate assets, unjust enrichment, and violation of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The above shareholder derivative complaint has been consolidated with another shareholder derivative complaint brought in the same court and against the same named defendants entitled, “Marilyn Clark, Derivatively On Behalf of E*TRADE Financial Corporation, Plaintiff, versus Mitchell H. Caplan, et al., Defendants” (collectively, with the Rubery case, the “federal derivative actions”). Three similar derivative actions, based on the same facts and circumstances as the federal derivative actions but alleging exclusively state causes of action, have been filed in the Supreme Court of the State of New York, New York County. These three cases have been ordered consolidated in that court under the caption “In re: E*Trade Financial Corporation Derivative Litigation, Lead Index No. 07-603736” (the “state derivative actions”). By agreement of the parties and approval of the respective courts, proceedings in both these federal and state derivative actions will continue to trail those in the federal securities actions discussed above.

On April 2, 2008, a class action complaint alleging violations of the federal securities laws was filed in the United States District Court for the Southern District of New York against the Company entitled, “John W. Oughtred, Individually, and on Behalf of all Others Similarly Situated, Plaintiff, v. E*TRADE Financial Corporation and E*TRADE Securities, LLC, Defendants.” Plaintiff contends, among other things, that the Company committed various sales practice violations in the sale of certain auction rate securities to investors between April 2, 2003, and February 13, 2008 (the “class period”) by allegedly misrepresenting that these securities were highly liquid and safe investments for short term investing. On April 17, 2008, the trial court entered an order relieving the Company of its obligation to move, answer or otherwise respond to the complaint until such time as the court may deem appropriate. Thereafter, plaintiff Oughtred joined plaintiffs in twelve other actions involving auction rate securities (in which the Company is not named as defendant) in filing a motion seeking to centralize all 13 actions in the Southern District of New York or in the alternative, the Northern District of California. By order filed October 9, 2008, a United States Judicial Panel on Multi-District Litigation denied plaintiffs’ motion to transfer, and on December 18, 2008, Plaintiff filed his first amended class action complaint. The Company intends to vigorously defend itself against the claims raised in this complaint.

On October 11, 2006, a state class action entitled, “Nikki Greenberg, and all those similarly situated, plaintiffs, versus E*TRADE FINANCIAL Corporation, defendant” was filed in the Superior Court for the State of California, County of Los Angeles on behalf of all customers or consumers who allegedly made or received telephone calls from E*TRADE that were recorded without their knowledge or consent following a telephone call from plaintiff Greenberg to the Company’s Beverly Hills financial center on August 8, 2006, that was recorded during a brief period when the Company’s automated notice system was out of order. On February 7, 2008, class certification was granted and the class defined to consist of (1) all persons in California who received telephone calls from E*TRADE and whose calls were recorded without their consent within three years of October 11, 2006, and (2) all persons who made calls from California to the Beverly Hills financial center of the Company on August 8, 2006. In the interim, the Company has filed motions seeking to de-certify or further limit the defined class, and plaintiffs have filed competing motions seeking to expand it. The hearing of these motions, formerly set for September 19, 2008, is now scheduled to take place on March 6, 2009. The Company has denied the allegations of the complaint.

Representatives of various states attorneys general have made informal inquiries regarding the auction rate securities held by the Company’s customers. The Company is cooperating with these inquiries, which are continuing.

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

An unfavorable outcome in any matter that is not covered by insurance could have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows. In addition, even if the ultimate outcomes are resolved in the Company’s favor, the defense of such litigation could entail considerable cost or the diversion of the efforts of management, either of which could have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

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

The SEC, in conjunction with various regional securities exchanges, is conducting an inquiry into the trading activities of certain specialist firms, including the Company’s subsidiary ETCM, on various regional exchanges in order to determine whether such firms executed proprietary orders in a given security prior to a customer order in the same security (a practice commonly known as “trading ahead”) during the period 1999—2005. ETCM was a specialist on the Chicago Stock Exchange during the period under review. The SEC has indicated that it will seek disgorgement, prejudgment interest, and penalties from any firm found to have engaged in trading ahead activity to the detriment of its customers during that time period. It is possible that such sanctions, if imposed against ETCM, could have a material impact on the financial results of the Company during the period in which such sanctions are imposed. The Company and ETCM are cooperating with the investigation.

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

Reserves

For all legal matters, reserves are established in accordance with SFAS No. 5, Accounting for Contingencies. Once established, reserves are adjusted based on available information when an event occurs requiring an adjustment.

Commitments

In the normal course of business, the Company makes various commitments to extend credit and incur contingent liabilities that are not reflected in the consolidated balance sheet. Significant changes in the economy or interest rates influence the impact that these commitments and contingencies have on the Company in the future.

Loans

In 2008, the Company exited its direct retail lending business, which was the last remaining loan origination channel of the Company. As a result, the Company had no commitments to originate or sell mortgage loans at December 31, 2008. Additionally, the Company had no commitments to purchase loans at December 31, 2008.

Securities, Unused Lines of Credit and Certificates of Deposit

At December 31, 2008, the Company had commitments to purchase $0.8 billion and sell $1.8 billion in securities. In addition, the Company had approximately $2.2 billion of certificates of deposit scheduled to mature in less than one year and $3.0 billion of unfunded commitments to extend credit.

Guarantees

The Company provides guarantees to investors purchasing mortgage loans, which are considered standard representations and warranties within the mortgage industry. The primary guarantee is that the mortgage and the mortgage note have been duly executed and each is the legal, valid and binding obligation of the Company, enforceable in accordance with its terms. The mortgage has been duly acknowledged and recorded and is valid. The mortgage and the mortgage note are not subject to any right of rescission, set-off, counterclaim or defense, including, without limitation, the defense of usury, and no such right of rescission, set-off, counterclaim or defense has been asserted with respect thereto. If these claims prove to be untrue, the investor can require the Company to repurchase the loan and return all loan purchase and servicing release premiums.

Management has determined that quantifying the potential liability exposure is not meaningful due to the nature of the standard representations and warranties, which rarely result in loan repurchases.

ETBH raised capital through the formation of trusts, which sold trust preferred stock in the capital markets. The capital securities are mandatorily redeemable in whole at the due date, which is generally 30 years after issuance. Each trust issues Floating Rate Cumulative Preferred Securities at par, with a liquidation amount of $1,000 per capital security. The proceeds from the sale of issuances were invested in ETBH’s Floating Rate Junior Subordinated Debentures.

During the 30-year period prior to the redemption of the Floating Rate Cumulative Preferred Securities, ETBH guarantees the accrued and unpaid distributions on these securities, as well as the redemption price of the securities and certain costs that may be incurred in liquidating, terminating or dissolving the trusts (all of which would otherwise be payable by the trusts). At December 31, 2008, management estimated that the maximum potential liability under this arrangement is equal to approximately $437.9 million or the total face value of these securities plus dividends, which may be unpaid at the termination of the trust arrangement.

NOTE 24—SEGMENT AND GEOGRAPHIC INFORMATION

The segments presented below reflect the manner in which the Company’s chief operating decision maker assesses the Company’s performance. The Company has two segments: retail and institutional.

Retail includes:

•	brokerage and related asset gathering products and services;

•	investor-focused banking products and services; and

•	stock plan administration products and services.

Institutional includes:

•	balance sheet management activities; and

•	market-making.

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

Financial information for the Company’s reportable segments is presented in the following tables (dollars in thousands):

	Year Ended December 31, 2008
	Retail	Institutional	Eliminations(1)	Total
Revenue:
Operating interest income	$1,532,653	$2,117,097	$(1,179,810)	$2,469,940
Operating interest expense	(702,946)	(1,678,798)	1,179,810	(1,201,934)

Net operating interest income	829,707	438,299	—	1,268,006

Commission	514,736	815	—	515,551
Fees and service charges	200,726	8,422	(9,192)	199,956
Principal transactions	—	84,882	—	84,882
Loss on loans and securities, net	(78)	(195,405)	—	(195,483)
Other revenue	38,463	14,271	(50)	52,684

Total non-interest income (expense)	753,847	(87,015)	(9,242)	657,590

Total net revenue	1,583,554	351,284	(9,242)	1,925,596

Provision for loan losses	—	1,583,666	—	1,583,666

Operating expense:
Compensation and benefits	285,768	97,617	—	383,385
Clearing and servicing	75,713	118,611	(9,242)	185,082
Advertising and market development	175,244	6	—	175,250
Communications	92,176	4,616	—	96,792
Professional services	57,666	36,404	—	94,070
Occupancy and equipment	81,364	4,402	—	85,766
Depreciation and amortization	66,863	15,620	—	82,483
Amortization of other intangibles	32,437	3,309	—	35,746
Facility restructuring and other exit activities	10,171	19,331	—	29,502
Other	98,086	24,053	—	122,139

Total operating expense	975,488	323,969	(9,242)	1,290,215

Segment income (loss)	$608,066	$(1,556,351)	$—	$(948,285)

(1)	Reflects elimination of transactions between retail and institutional segments, which includes deposit and customer payable transfer pricing and order flow rebates.

	Year Ended December 31, 2007
	Retail	Institutional	Eliminations(1)	Total
Revenue:
Operating interest income	$1,956,521	$2,921,663	$(1,355,129)	$3,523,055
Operating interest expense	(993,964)	(2,300,621)	1,355,129	(1,939,456)

Net operating interest income	962,557	621,042	—	1,583,599

Commission	520,216	143,426	—	663,642
Fees and service charges	218,682	21,619	(9,734)	230,567
Principal transactions	—	102,180	—	102,180
Gain (loss) on loans and securities, net	180	(2,465,654)	—	(2,465,474)
Other revenue	40,653	7,093	(534)	47,212

Total non-interest income (expense)	779,731	(2,191,336)	(10,268)	(1,421,873)

Total net revenue	1,742,288	(1,570,294)	(10,268)	161,726

Provision for loan losses	—	640,078	—	640,078

Operating expense:
Compensation and benefits	288,315	146,470	—	434,785
Clearing and servicing	77,244	203,223	(10,268)	270,199
Advertising and market development	135,382	3,293	—	138,675
Communications	87,207	11,140	—	98,347
Professional services	63,162	36,031	—	99,193
Occupancy and equipment	75,740	9,449	—	85,189
Depreciation and amortization	62,166	21,032	—	83,198
Amortization of other intangibles	37,897	2,575	—	40,472
Impairment of goodwill	—	101,208	—	101,208
Facility restructuring and other exit activities	5,855	21,328	—	27,183
Other	114,896	80,488	—	195,384

Total operating expense	947,864	636,237	(10,268)	1,573,833

Segment income (loss)	$794,424	$(2,846,609)	$—	$(2,052,185)

(1)	Reflects elimination of transactions between retail and institutional segments, which includes deposit and customer payable transfer pricing and order flow rebates.

	Year Ended December 31, 2006
	Retail	Institutional	Eliminations(1)	Total
Revenue:
Operating interest income	$1,494,202	$2,161,702	$(905,593)	$2,750,311
Operating interest expense	(623,740)	(1,646,649)	905,593	(1,364,796)

Net operating interest income	870,462	515,053	—	1,385,515

Commission	458,463	138,613	—	597,076
Fees and service charges	202,037	25,366	(7,526)	219,877
Principal transactions	—	110,136	—	110,136
Gain on loans and securities, net	3,414	17,786	—	21,200
Other revenue	35,357	244	(759)	34,842

Total non-interest income	699,271	292,145	(8,285)	983,131

Total net revenue	1,569,733	807,198	(8,285)	2,368,646

Provision for loan losses	—	44,970	—	44,970

Expense operating expense:
Compensation and benefits	269,916	159,028	—	428,944
Clearing and servicing	64,822	187,806	(8,285)	244,343
Advertising and market development	99,001	7,015	—	106,016
Communications	92,225	10,763	—	102,988
Professional services	61,742	28,398	—	90,140
Occupancy and equipment	68,899	7,980	—	76,879
Depreciation and amortization	54,853	16,338	—	71,191
Amortization of other intangibles	39,588	6,618	—	46,206
Facility restructuring and other exit activities	23,915	(1,051)	—	22,864
Other	91,607	38,183	—	129,790

Total operating expense	866,568	461,078	(8,285)	1,319,361

Segment income	$703,165	$301,150	$—	$1,004,315

(1)	Reflects elimination of transactions between retail and institutional segments, which includes deposit and customer payable transfer pricing and order flow rebates.

Segment Assets

Total assets for each segment are shown in the following table (dollars in thousands):

	Retail	Institutional	Eliminations	Total
At December 31, 2008	$7,482,241	$41,055,974	$—	$48,538,215
At December 31, 2007	$13,446,832	$43,399,105	$—	$56,845,937

Geographic Information

The Company operates in both U.S. and international markets. The Company’s international operations are conducted through offices in Europe and Asia. In 2008, the Company re-defined total net revenue by removing provision for loan losses and separately stating it as its own line item, and reclassified hedge ineffectiveness recorded in accordance with SFAS No. 133, as amended from other operating expense to the loss on loans and securities, net line item. Results of operations from the Canadian brokerage business and direct retail lending business have been reclassified to discontinued operations. Therefore, net revenue from these businesses has been excluded from total net revenue. The following information provides a representation of each region’s contribution to the consolidated amounts (dollars in thousands):

	United States	Europe	Asia	Canada	Total
Total net revenue:
Year ended December 31, 2008	$1,824,310	$88,920	$12,366	$—	$1,925,596
Year ended December 31, 2007	$(63,158)	$162,981	$61,903	$—	$161,726
Year ended December 31, 2006	$2,167,373	$147,768	$53,505	$—	$2,368,646
Long-lived assets:
At December 31, 2008	$310,717	$7,356	$1,149	$—	$319,222
At December 31, 2007	$337,625	$6,212	$1,927	$9,669	$355,433

No single customer accounted for greater than 10% of gross revenues for the years ended December 31, 2008, 2007 and 2006.

NOTE 25—CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

The following presents the Parent’s condensed statement of income (loss) and comprehensive income (loss), balance sheet and statement of cash flows:

STATEMENT OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year Ended December 31,
	2008	2007	2006
Revenue:
Management fees from subsidiaries	$184,761	$189,203	$181,621
Other revenue	3,628	953	—

Total net revenue	188,389	190,156	181,621

Expense excluding interest:
Compensation and benefits	134,819	135,356	139,056
Clearing and servicing	20	(2,318)	(1,089)
Advertising and market development	7,385	8,979	9,036
Communications	22,778	24,856	25,455
Professional services	47,624	51,039	35,296
Occupancy and equipment	37,836	35,173	24,559
Depreciation and amortization	73,888	70,125	54,621
Facility restructuring and other exit activities	21,074	3,215	20,279
Intercompany allocations and charges	(200,673)	(190,294)	(147,798)
Other	28,648	30,037	24,281

Total expense excluding interest	173,399	166,168	183,696
Income (loss) before other income (expense), income tax expense (benefit), discontinued operations and equity in income (loss) of other consolidated subsidiaries	14,990	23,988	(2,075)
Other income (expense):
Corporate interest income	5,668	2,169	2,617
Corporate interest expense	(359,971)	(169,475)	(149,700)
Loss on sales of investments, net	(2,539)	(3)	—
Gain (loss) on early extinguishment of debt	21,517	—	(703)
Equity in income (loss) of investments and venture funds	(4,960)	5,590	(989)

Total other income (expense)	(340,285)	(161,719)	(148,775)

Loss before income tax expense (benefit), discontinued operations and equity in income (loss) of consolidated subsidiaries	(325,295)	(137,731)	(150,850)
Income tax expense (benefit)	(138,686)	18,231	(143,845)

Net loss from continuing operations	(186,609)	(155,962)	(7,005)
Gain from discontinued operations, net of tax	268,797	—	2,593
Equity in income (loss) of consolidated subsidiaries	(593,978)	(1,285,792)	633,271

Net income (loss)	(511,790)	(1,441,754)	628,859
Other comprehensive loss	(241,258)	(189,924)	(25,760)

Comprehensive income (loss)	$(753,048)	$(1,631,678)	$603,099

BALANCE SHEET

(In thousands)

	December 31,
	2008	2007
ASSETS
Cash and equivalents	$183,264	$251,663
Property and equipment, net	283,682	273,894
Investment in consolidated subsidiaries	4,357,987	5,287,423
Receivable from subsidiaries	32,022	35,544
Other assets	688,278	259,997

Total assets	$5,545,233	$6,108,521

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Corporate debt	$2,750,532	$3,022,698
Other liabilities	203,205	256,758

Total liabilities	2,953,737	3,279,456

Total shareholders’ equity	2,591,496	2,829,065

Total liabilities and shareholders’ equity	$5,545,233	$6,108,521

STATEMENT OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income (loss)	$(511,790)	$(1,441,754)	$628,859
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	99,420	75,057	54,621
Loss (gain) on sales of investments, net	2,539	(951)	—
Equity in undistributed loss (income) of subsidiaries	808,814	1,727,862	(307,623)
Equity in loss (income) of investments and venture funds	4,960	(5,590)	989
Gain on sale of the Canadian brokerage business	(428,979)	—	—
(Gain) loss on early extinguishment of debt	(21,517)	—	703
Non-cash restructuring costs and other exit activities	9,123	672	20,279
Share-based compensation	20,938	15,084	8,848
Tax benefit related to share-based compensation	—	(8,214)	(12,410)
Other	7,363	3,527	(1,916)
Other changes, net:
Other assets and liabilities, net	(451,820)	91,542	(63,350)
Facility restructuring liabilities	1,263	(8,412)	(798)

Net cash provided by (used in) operating activities	(459,686)	448,823	328,202

Cash flows from investing activities:
Purchases of property and equipment	(98,883)	(114,838)	(87,400)
Cash used in business acquisitions	(7,883)	(3,813)	(15,259)
Cash contributions to subsidiaries	(191,831)	(1,641,000)	(167,978)
Proceeds from sale of Canadian brokerage business, net	469,737
Return of capital from subsidiaries	—	—	44,014
Other	5,617	(13,405)	5,424

Net cash provided by (used in) investing activities	176,757	(1,773,056)	(221,199)

Cash flows from financing activities:
Proceeds from issuance of springing lien notes	150,000	1,193,767	—
Proceeds from issuance of common stock to Citadel(1)	—	338,978	—
Proceeds from issuance of common stock from employee stock transactions	2,420	35,981	52,718
Tax benefit related to share-based compensation	—	8,214	12,410
Repurchases of common stock	—	(148,632)	(122,601)
Net cash flow from derivatives hedging liabilities	59,055	—	—
Other	3,055	8,046	(3,502)

Net cash provided by (used in) financing activities	214,530	1,436,354	(60,975)

Increase (decrease) in cash and equivalents	(68,399)	112,121	46,028

Cash and equivalents, beginning of period	251,663	139,542	93,514

Cash and equivalents, end of period	$183,264	$251,663	$139,542

(1)	Includes the proceeds received on November 29, 2007 for the 46.7 million shares of common stock that were issued in 2008 in connection with the Citadel Investment.

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

In support of the Company’s brokerage business, the Company has provided guarantees on the settlement of its subsidiaries’ financial obligations with several financial institutions related to its securities lending activities. Terms and conditions of the guarantees, although typically undefined in the guarantees themselves, are governed by the conditions of the underlying obligation that the guarantee covers. Thus, the Company’s obligation to pay under these guarantees coincides exactly with the terms and conditions of those underlying obligations. At December 31, 2008, no claims had been filed with the Company for payment under any guarantees. These guarantees are not collateralized.

In addition to guarantees issued on behalf of subsidiaries participating in securities lending programs, the Company also issues guarantees for the settlement of foreign exchange transactions. If a subsidiary fails to deliver currency on the settlement date of a foreign exchange arrangement, the beneficiary financial institution may seek payment from the Company. Terms are undefined, and are governed by the terms of the underlying financial obligation. At December 31, 2008, no claims had been made on the Company under these guarantees and thus, no obligations had been recorded. These guarantees are not collateralized.

NOTE 26—QUARTERLY DATA (UNAUDITED)

The information presented below reflects all adjustments, which, in the opinion of management, are of a normal and recurring nature necessary to present fairly the results of operations for the quarterly periods presented (dollars in thousands, except per share amounts):

	2008				2007
	1st	2nd	3rd	4th	1st	2nd	3rd	4th
Total net revenue	$529,094	$532,337	$377,732	$486,433	$642,183	$668,856	$482,120	$(1,631,433)
Income (loss) from continuing operations	$(92,927)	$(119,443)	$(320,789)	$(276,225)	$170,494	$157,688	$(58,832)	$(1,711,687)
Net income (loss)	$(91,193)	$(94,559)	$(50,475)	$(275,563)	$169,410	$159,129	$(58,448)	$(1,711,845)
Earnings (loss) per share from continuing operations:
Basic	$(0.20)	$(0.24)	$(0.60)	$(0.50)	$0.40	$0.37	$(0.14)	$(3.98)
Diluted	$(0.20)	$(0.24)	$(0.60)	$(0.50)	$0.39	$0.36	$(0.14)	$(3.98)
Net earnings (loss) per share:
Basic	$(0.20)	$(0.19)	$(0.09)	$(0.50)	$0.40	$0.38	$(0.14)	$(3.98)
Diluted	$(0.20)	$(0.19)	$(0.09)	$(0.50)	$0.39	$0.37	$(0.14)	$(3.98)

The continued deterioration in the residential real estate and credit markets, as well as the nearly unprecedented turmoil in the global financial markets, had a significant impact on the Company’s financial performance during 2008. The decrease in income (loss) from continuing operations for the third and fourth quarter of 2008 was due primarily to the $517.8 million and $512.9 million in provision for loan losses, respectively. Additionally, the Company incurred losses of $153.8 million, net of hedges, on its preferred stock in Fannie Mae and Freddie Mac during the third quarter of 2008. The decrease in net income for the fourth quarter of 2007 was due principally to the $2.2 billion loss on the sale of the Company’s asset-backed securities portfolio and $402.3 million in provision for loan losses.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)	Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (“Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report, have concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

(b)	Our Chief Executive Officer and our Chief Financial Officer have evaluated the changes to the Company’s internal control over financial reporting that occurred during our last fiscal quarter ended December 31, 2008, as required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15, and have concluded that there were no such changes that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Management Report on Internal Control Over Financial Reporting and the Reports of Independent Registered Public Accounting Firm are included in Item 8. Financial Statements and Supplementary Data.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

The Company’s Proxy Statement for its 2009 Annual Meeting of Shareholders, which, when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, will be incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K, provides the information required under Part III (Items 10, 11, 12, 13 and 14).

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

EXHIBIT INDEX

Exhibit Number	Description

2.1	Sale and Purchase Agreement, dated September 28, 2005, by and among the Company, J.P. Morgan Chase & Co. and J.P. Morgan Invest Inc. (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on October 3, 2005.)

2.2	First Amendment to Purchase and Sale Agreement, dated October 6, 2005, by and among Harris Financial Corp, Harrisdirect LLC and E*TRADE Financial Corporation (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on October 7, 2005.)

2.3	Stock Purchase Agreement, dated as of July 14, 2008, between The Bank of Nova Scotia and U.S. Raptor Three, Inc. (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on July 16, 2008.)

3.1	Certificate of Incorporation of E*TRADE Financial Corporation as currently in effect. (Incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed May 22, 2008.)

3.2	Certificate of Designation of Series A Preferred Stock of the Company (Incorporated by reference to Exhibit 4.2 of Amendment No. 1 to the Company’s Registration Statement on Form S-3, Registration Statement No. 333-41628.)

3.3	Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K filed November 9, 2000 and Exhibit 3.2 to the Company’s Current Report on Form 8-K filed May 22, 2008.).)

3.4	Certificate of Designation of Series B Participating Cumulative Preferred Stock of the Company (Incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q filed August 14, 2001.)

4.1	Specimen of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1, Registration Statement No. 333-05525.)

4.2	Reference is hereby made to Exhibits 3.1, 3.2 and 3.3.

4.3	Indenture, dated February 1, 2000, by and between the Company and The Bank of New York. (Incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-3, Registration Statement No. 333-35802.)

4.4	Indenture dated May 29, 2001 by and between the Company and The Bank of New York (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3, Registration Statement No. 333-64102.)

4.5	Rights Agreement dated at July 9, 2001 between E*TRADE Financial Corporation and American Stock Transfer and Trust Company, as Rights Agent (Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on July 9, 2001.)

4.6	Indenture dated June 8, 2004 between E*TRADE Financial Corporation and the Trustee (Incorporated by reference to Exhibit 4 of the Company’s Form 10-Q filed on August 5, 2004.)

4.7	Purchase Contract and Pledge Agreement dated November 22, 2005 between E*TRADE Financial Corporation and The Bank of New York (Incorporated by reference to Exhibit 4 of the Company’s Form 10-K filed March 1, 2006.)

4.8	Form of Corporate Unit (included in Exhibit 4.7—Purchase Contract and Pledge Agreement) (Incorporated by reference to Exhibit 4 of the Company’s Form 10-K filed March 1, 2006.)

4.9	Form of Treasury Unit (included in Exhibit 4.7—Purchase Contract and Pledge Agreement) (Incorporated by reference to Exhibit 4 of the Company’s Form 10-K filed March 1, 2006.)

4.10	Subordinated Indenture dated November 22, 2005 between E*TRADE Financial Corporation and The Bank of New York (Incorporated by reference to Exhibit 4 of the Company’s Form 10-K filed March 1, 2006.)

Exhibit Number	Description

4.11	Supplemental Indenture No. 1 dated November 22, 2005 to the Subordinated Indenture between E*TRADE Financial Corporation and The Bank of New York (Incorporated by reference to Exhibit 4 of the Company’s Form 10-K filed March 1, 2006.)

4.12	Form of Subordinated Note (included in Exhibit 4.11—Supplemental Indenture No. 1 to the Subordinated Indenture) (Incorporated by reference to Exhibit 4 of the Company’s Form 10-K filed March 1, 2006.)

4.13	Indenture dated November 22, 2005 between E*TRADE Financial Corporation and The Bank of New York (Incorporated by reference to Exhibit 4 of the Company’s Form 10-K filed March 1, 2006.)

4.14	Form of Senior Note (included in Exhibit 4.13—Indenture dated November 22, 2005) (Incorporated by reference to Exhibit 4 of the Company’s Form 10-K filed March 1, 2006.)

4.15	First Supplemental Indenture dated September 19, 2005 by and between the Company and the Bank of New York, as Trustee (Incorporated by reference to Exhibit 4.1 of the Company’s Form 10-Q filed November 1, 2005.)

4.16	Indenture dated September 19, 2005 by and between the Company and the Bank of New York, as Trustee (Incorporated by reference to Exhibit 4.1 of the Company’s Form 10-Q filed November 1, 2005.)

4.17	Supplemental Indenture dated November 10, 2005, between E*TRADE Financial Corporation and the Bank of New York, as Trustee (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on November 15, 2005.)

4.18	Common Stock Underwriting Agreement among E*TRADE Financial Corporation and Morgan Stanley & Co. Incorporated and J.P. Morgan Securities Inc., as representatives of the underwriters named therein, Morgan Stanley & Co. Incorporated and J.P. Morgan Securities Inc., as forward sellers, and Morgan Stanley & Co. International Limited and JPMorgan Chase Bank, National Association, as forward counterparties, dated November 16, 2005 (Incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on November 18, 2005.)

4.19	Notes Underwriting Agreement among E*TRADE Financial Corporation and Morgan Stanley & Co. Incorporated and J.P. Morgan Securities Inc., as representatives of the underwriters therein, dated November 16, 2005 (Incorporated by reference to Exhibit 1.2 of the Company’s Current Report on Form 8-K filed on November 18, 2005.)

4.20	Equity Units Underwriting Agreement among E*TRADE Financial Corporation and Morgan Stanley & Co. Incorporated and J.P. Morgan Securities Inc., as representatives of the underwriters named therein, dated November 16, 2005 (Incorporated by reference to Exhibit 1.3 of the Company’s Current Report on Form 8-K filed on November 18, 2005.)

4.21	Confirmation of Forward Stock Sale Transaction between E*TRADE Financial Corporation and Morgan Stanley & Co. International Limited dated November 16, 2005 (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on November 18, 2005.)

4.22	Confirmation of Forward Stock Sale Transaction between E*TRADE Financial Corporation and JPMorgan Chase Bank, National Association dated November 16, 2005 (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on November 18, 2005.)

4.23	Registration Rights Agreement, dated as of November 29, 2007, by and between Wingate Capital Ltd. and E*TRADE Financial Corporation (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on December 4, 2007.)

Exhibit Number	Description

4.24	Indenture, dated November 29, 2007 between E*TRADE Financial Corporation as issuer and the Bank of New York as Trustee (includes form of note) (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on December 4, 2007.)

4.25	First Amendment to Rights Agreement, dated November 29, 2007, by and Between E*TRADE Financial Corporation and American Stock Transfer & Trust Company, as rights agent (Incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed on December 4, 2007.)

10.1	Form of Indemnification Agreement entered into between the Registrant and its directors and certain officers (Incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1, Registration Statement No. 333-05525.)

*10.2	401(k) Plan

10.3	Employee Bonus Plan (Incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form S-1, Registration Statement No. 333-05525.)

10.4	Stock Purchase Agreement dated June 5, 1998 by and between E*TRADE Financial Corporation and SOFTBANK Holdings, Inc. (Incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on June 12, 1998.)

10.5	Stock Purchase Agreement dated July 9, 1998 by and between E*TRADE Financial Corporation and SOFTBANK Holdings, Inc. (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on July 17, 1998.)

10.6	E*TRADE Ventures I, LLC, Limited Liability Company Operating Agreement (Incorporated by reference to Exhibit 10.5 of the Company’s Form 10-Q/A filed on April 17, 2000.)

10.7	E*TRADE eCommerce Fund, L.P., Amended and Restated Limited Partnership Agreement (Incorporated by reference to Exhibit 10.6 of the Company’s Form 10-Q/A filed on April 17, 2000.)

10.8	E*TRADE Ventures II, LLC, Limited Liability Company Operating Agreement (Incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed November 9, 2000.)

10.9	E*TRADE eCommerce Fund II, L.P., Limited Partnership Agreement (Incorporated by reference to Exhibit 10.7 of the Company’s Form 10-Q filed on August 14, 2000.)

10.10	[redacted] Amended and Restated Strategic Alliance Agreement dated September 26, 2000 by and between the Company and Wit SoundView Group, Inc. (Incorporated by reference to Exhibit 10.14 of the Company’s Form 10-Q/A filed on October 25, 2000.)

10.11	Agreement Regarding Increase of Capital Commitment of the Company and Modification of Order of Fund Distribution by and between the Company and ArrowPath Venture Partners I, LLC dated October 1, 2001 (Incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed on November 6, 2001.)

10.12	Amendment to Amended and Restated Limited Partnership Agreement of E*TRADE eCommerce Fund L.P. (Incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q filed on November 6, 2001.)

10.13	[redacted] Master Service Agreement and Global Services Schedule, dated April 9, 2003, between E*TRADE Group, Inc. and ADP Financial Information Services, Inc. (Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on August 8, 2003.)

10.14	E*TRADE FINANCIAL Sweep Deposit Account Brokerage and Servicing Agreement, dated September 12, 2003, by and between E*TRADE Bank and E*TRADE Clearing LLC. (Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on November 7, 2003.)

Exhibit Number	Description

10.15	Stock Purchase Agreement, dated as of November 25, 2003, between Deutsche Bank AG, a German Corporation and E*TRADE Bank, a federal savings bank under the laws of United States (Incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K filed on January 7, 2003.)

10.16	Form of Employment dated September 1, 2004, by and between the Company and each of Mitchell H. Caplan, R. Jarrett Lilien, Arlen W. Gelbard, Louis Klobuchar, Joshua Levine, Robert J. Simmons and Russell S. Elmer (Incorporated by reference to Exhibit 10.64 of the Company’s Form 10-Q filed on November 5, 2004.)

10.17	Code of Professional Conduct (Incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K filed on October 24, 2008).

10.18	Remarketing Agreement dated November 22, 2005 among E*TRADE and Morgan Stanley & Co. Incorporated and The Bank of New York (Incorporated by reference to Exhibit 10.66 of the Company’s Form 10-K filed on March 1, 2006.)

10.19	2005 Equity Incentive Plan and Forms of Award Agreements (Incorporated by reference to Exhibit 10.66 to the Company’s Current Report on Form 8-K filed on May 31, 2005.)

10.20	Executive Bonus Plan (Incorporated by reference to Exhibit 10.67 to the Company’s Current Report on Form 8-K filed on May 31, 2005.)

10.21	Credit Agreement dated September 19, 2005 between the Company and JP Morgan Chase Bank, N.A. as Administrative Agent (Incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on November 1, 2005.)

10.22	Amendment No. 1 dated July 24, 2007, to the Credit Agreement dated September 19, 2007 between the Company and JPMorgan Chase Bank N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.1 to the Form 10-Q filed November 9, 2007.)

10.23	Master Investment and Securities Purchase Agreement, dated November 29, 2007 by and between E*TRADE Financial Corporation and Wingate Capital Ltd. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 4, 2007.)

10.24	First Amendment to Master Investment and Securities Purchase Agreement, dated as of December 12, 2007, by and between Wingate Capital Ltd. and E*TRADE Financial Corporation (Incorporated by reference to Exhibit 99.5 of the Schedule 13D filed by Citadel Limited Partnership et al with respect to E*TRADE Financial Corporation on December 7, 2007.)

10.25	Second Amendment to Master Investment and Securities Purchase Agreement, dated as of January 18, 2008, by and between Wingate Capital Ltd. and E*TRADE Financial Corporation (Incorporated by reference to Exhibit 99.12 of the Amendment No. 1 to Schedule 13D filed by Citadel Limited Partnership et al with respect to E*TRADE Financial Corporation on January 24, 2008.)

10.26	Securities Purchase Agreement, dated November 29, 2007 among E*TRADE Financial Corporation, Investment Partners (A), LLC and the additional investors party thereto (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on December 4, 2007.)

10.27	ABS Purchase Agreement, dated as of November 29, 2007, by and among E*TRADE Financial Corporation, E*TRADE Bank, E*TRADE Global Asset Management, Inc. and Citadel Equity Fund Ltd. (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on December 4, 2007.)

10.28	Separation Agreement Between E*TRADE Financial Corporation and Mitchell Caplan, dated as of December 27, 2007, by and between E*TRADE Financial Corporation and Mitchell Caplan (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 2, 2008.)

Exhibit Number	Description

10.29	[redacted] Equities and Options Order Handling Agreement, dated as of November 29, 2007, by and among E*TRADE Financial Corporation, E*TRADE Securities LLC, and Citadel Derivatives Group LLC (Incorporated by reference to Exhibit 10.29 of the Company’s Form 10-K filed on February 28, 2008.)

10.30	Employment Agreement dated March 2, 2008 by and between E*TRADE Financial Corporation and Donald H. Layton. (Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on May 9, 2008.)

10.31	Separation Agreement dated April 22, 2008 by and between E*TRADE Financial Corporation and Arlen W. Gelbard. (Incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed on May 9, 2008.)

10.32	Separation Agreement dated April 22, 2008 by and between E*TRADE Financial Corporation and R. Jarrett Lilien. (Incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q filed on May 9, 2008.)

10.33	Separation Agreement dated April 25, 2008 by and between E*TRADE Financial Corporation and Robert J. Simmons. (Incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q filed on May 9, 2008.)

10.34	Form of Exchange Agreement (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on May 6, 2008.)

10.35	Guarantee and Support Agreement, dated as of July 14, 2008, by E*TRADE Financial Corporation in favor of The Bank of Nova Scotia (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 16, 2008).

10.36	Extension of Consulting Period in Separation Agreement for Investor Relations Services dated July 15, 2008 by and between E*TRADE Financial Corporation and Robert J. Simmons. (Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on August 8, 2008.)

10.37	Form of Indemnification Agreement for Directors dated July 30, 2008. (Incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed on August 8, 2008.)

10.38	Employment Agreement between E*TRADE Financial Corporation and Bruce P. Nolop as of September 12, 2008. (Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on November 5, 2008.)

*10.39	Employment Agreement between E*TRADE Financial Corporation and Nick Utton as of June 21, 2004.

*10.40	Severance Agreement between E*TRADE Financial Corporation and Greg Framke as of November 14, 2007.

*10.41	Severance Agreement between E*TRADE Financial Corporation and Michael Curcio as of November 14, 2007.

*12.1	Statement of Earnings to Fixed Charges.

*21.1	Subsidiaries of the Registrant.

*23.1	Consent of Independent Registered Public Accounting Firm.

*31.1	Certification—Section 302 of the Sarbanes-Oxley.

*31.2	Certification—Section 302 of the Sarbanes-Oxley.

*32.1	Certification —Section 906 of the Sarbanes-Oxley.

*	Filed herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 26, 2009

E*TRADE Financial Corporation (Registrant)

By	/s/ DONALD H. LAYTON
Donald H. Layton Chairman & Chief Executive Officer

By	/s/ BRUCE P. NOLOP
Bruce P. Nolop Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DONALD H. LAYTON (Donald H. Layton)	Chairman & Chief Executive Officer	February 26, 2009

/s/ BRUCE P. NOLOP (Bruce P. Nolop)	Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2009

/s/ ROBERT DRUSKIN (Robert Druskin)	Director	February 26, 2009

/s/ RONALD D. FISHER (Ronald D. Fisher)	Director	February 26, 2009

(George A. Hayter)	Director

/s/ FREDERICK W. KANNER (Frederick W. Kanner)	Director	February 26, 2009

/s/ MICHAEL K. PARKS (Michael K. Parks)	Director	February 26, 2009

/s/ C. CATHLEEN RAFFAELI (C. Cathleen Raffaeli)	Director	February 26, 2009

/s/ LEWIS E. RANDALL (Lewis E. Randall)	Director	February 26, 2009

/s/ JOSEPH L. SCLAFANI (Joseph L. Sclafani)	Director	February 26, 2009

/s/ DONNA L. WEAVER (Donna L. Weaver)	Director	February 26, 2009

/s/ STEPHEN H. WILLARD (Stephen H. Willard)	Director	February 26, 2009