Form 10-Q
period 2009-03-31
E TRADE FINANCIAL CORP
filed 2009-05-05
CIK 1015780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of May 1, 2009, there were 572,193,965 shares of common stock outstanding.

E*TRADE FINANCIAL CORPORATION

FORM 10-Q QUARTERLY REPORT

For the Quarter Ended March 31, 2009

Unless otherwise indicated, references to “the Company,” “We,” “Us,” “Our” and “E*TRADE” mean E*TRADE Financial Corporation or its subsidiaries.

E*TRADE, E*TRADE Financial, E*TRADE Bank, ClearStation, Equity Edge, OptionsLink and the Converging Arrows logo are registered trademarks of E*TRADE Financial Corporation in the United States and in other countries.

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

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements involving risks and uncertainties. These statements relate to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as “expect,” “may,” “anticipate,” “intend,” “plan” and similar expressions. Our actual results could differ materially from those discussed in these forward-looking statements, and we caution that we do not undertake to update these statements. Factors that could contribute to our actual results differing from any forward-looking statements include those discussed under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report. The cautionary statements made in this report should be read as being applicable to all forward-looking statements wherever they appear in this report. Important factors that may cause actual results to differ materially from any forward-looking statements are set forth in our 2008 Form 10-K filed with the Securities and Exchange Commission (“SEC”) under the heading “Risk Factors.”

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

OVERVIEW

Strategy

Our core strength is our trading and investing customer franchise. Our strategy centers on eliminating business activities unrelated to this core strength and focusing on the key factors that we believe will best serve our customers, where we are most competitive and where we can earn a return for our shareholders. These key factors include a significant focus on: innovation in trading and investing products and services, growth in new brokerage accounts and continued improvement in customer service. We believe our focus on these key factors combined with our long-term dedication to innovation will lead to continued growth in our core business.

In addition to focusing on our customer franchise, our strategy includes an intense focus on mitigating the risks in our balance sheet caused by the mortgage crisis. We plan to mitigate these risks by minimizing the losses in our loan portfolio while working to generate sufficient levels of capital to offset those losses. We believe that our success or failure in this regard will be the key determinant of our financial health in the near term.

We are also focused on simplifying our organizational structure to improve productivity and reduce our operating expenses. We have streamlined the organizational structure by eliminating overlaps, inefficiencies and outdated functions. We believe these streamlining efforts have reduced our overhead expenses and improved our ability to execute.

Key Factors Affecting Financial Performance

Our financial performance is affected by a number of factors outside of our control, including:

•	customer demand for financial products and services;

•	the weakness or strength of the residential real estate and credit markets;

•	the performance, volume and volatility of the equity and capital markets;

•	customer perception of the financial strength of our franchise;

•	market demand and liquidity in the secondary market for mortgage loans and securities; and

•	market demand and liquidity in the wholesale borrowings market, including securities sold under agreements to repurchase.

In addition to the items noted above, our success in the future will depend upon, among other things:

•	continuing our success in the acquisition, growth and retention of customers;

•	our ability to assess and manage credit risk;

•	our ability to generate capital sufficient to meet our operating needs, particularly a level sufficient to offset loan losses;

•	our ability to assess and manage interest rate risk; and

•	disciplined expense control and improved operational efficiency.

Management monitors a number of metrics in evaluating the Company’s performance. The most significant of these are shown in the table and discussed in the text below:

	As of or For the Three Months Ended March 31,		Variance
	2009	2008	2009 vs. 2008
Customer Activity Metrics:
Customer assets (dollars in billions)	$110.4	$163.8	(33)%
Net new customer assets (dollars in billions)	$3.5	$0.3	1067%
Customer cash and deposits (dollars in billions)	$34.4	$33.9	1%
Daily average revenue trades	194,482	180,555	8%
Average commission per trade	$10.59	$11.05	(4)%
End of period brokerage accounts	2,660,584	2,477,892	7%

Company Financial Metrics:
Corporate cash (dollars in millions)	$406.2	$296.4	37%
E*TRADE Bank excess risk-based capital (dollars in millions)	$444.2	$695.3	(36)%
Allowance for loan losses (dollars in millions)	$1,200.8	$565.9	112%
Allowance for loan losses as a % of nonperforming loans	91.60%	96.84%	(5.24)%
Nonperforming loans receivable as a % of gross loans receivable	5.36%	2.02%	3.34%
Enterprise net interest spread (basis points)	234	250	(6)%
Enterprise interest-earning assets (average in billions)	$44.7	$48.9	(9)%

Customer Activity Metrics

•

Changes in customer assets are an indicator of the value of our relationship with the customer. An increase in customer assets generally indicates that the use of our products and services by existing and new customers is expanding. Changes in this metric are also driven by changes in the valuations of our customers’ underlying securities, which declined substantially during 2008 and the first quarter of 2009.

•

Net new customer assets are total inflows to all new and existing customer accounts less total outflows from all closed and existing customer accounts and are a general indicator of the use of our products and services by existing and new customers.

•	Customer cash and deposits are an indicator of a deepening engagement with our customers and are a key driver of net operating interest income.

•	Daily average revenue trades (“DARTs”) are the predominant driver of commission revenue from our customers.

•

Average commission per trade is an indicator of changes in our customer mix, product mix and/or product pricing. As a result, this metric is impacted by both the mix between our domestic and international businesses and the mix between active traders, mass affluent and main street customers.

•	End of period brokerage accounts is an indicator of the Company’s ability to attract and retain brokerage customers.

Company Financial Metrics

•	Corporate cash is an indicator of the liquidity at the parent company. It is the primary source of capital above and beyond the capital deployed in our regulated subsidiaries.

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

Significant Events in the First Quarter of 2009

Strengthening Our Trading and Investing Customer Franchise

A key element of our strategy is to grow our trading and investing customer franchise. We believe we made significant progress in this area in the first quarter of 2009. Highlights from our progress are as follows:

•	Opened 239,000 gross new accounts and produced 56,000 net new accounts;

•	Ended the quarter with a record 2.7 million brokerage accounts, with net new brokerage accounts during the quarter of 63,000;

•	Net new customer asset inflows of $3.5 billion; and

•	Total DARTs of 194,000, an 8% year-over-year increase, although a 10% decrease from the record levels of the prior quarter.

Execution of Our Capital Plan

•	E*TRADE Bank had excess risk-based capital (excess to the regulatory minimum well-capitalized threshold) of $444.2 million, a decrease of $270.5 million compared to December 31, 2008; and

•	We had corporate cash of $406.2 million, a decrease of $28.6 million compared to December 31, 2008.

Enhancements to Our Trading and Investing Products and Services

•	We introduced new tools that are designed to simplify the bond and fixed income mutual fund selection and investment process in order to help customers make more informed fixed income decisions;

•	We launched online chat services providing prospective customers with the opportunity to receive live online help when opening an account; and

•	We increased customer service phone support to 24 hours per day, seven days a week.

Summary Financial Results

Income Statement Highlights for the Three Months Ended March 31, 2009 (dollars in millions, except per share amounts)

	Three Months Ended March 31,		Variance
	2009	2008	2009 vs. 2008
Net operating interest income	$278.7	$326.4	(15)%
Total net revenue	$497.3	$529.1	(6)%
Provision for loan losses	$454.0	$233.9	94%
Commission revenue	$125.6	$122.3	3%
Fees and service charges revenue	$46.7	$54.9	(15)%
Operating margin	$(250.6)	$(59.1)	324%
Net loss	$(232.7)	$(91.2)	155%
Diluted net loss per share	$(0.41)	$(0.20)	105%

The continued deterioration in the residential real estate and credit markets, as well as the continued turmoil in the global financial markets, had a significant impact on our financial performance during the first quarter of 2009. The losses in our balance sheet management segment caused by this deterioration more than offset the continued strong underlying performance of our trading and investing segment, resulting in a net loss of $232.7 million for the three months ended March 31, 2009. We believe our trading and investing segment demonstrated its growth and earnings potential during the first quarter of 2009 as our customers fully participated in the highly volatile equity markets. Trading activity was strong during the quarter with DARTs increasing 8% when compared to the first quarter of 2008. In addition we opened 56,000 net new accounts and attracted $3.5 billion in net new customer assets. We believe these are indications that our trading and investing segment has not only stabilized, but is showing signs of robust and sustained growth.

Balance Sheet Highlights (dollars in billions)

	March 31, 2009	December 31, 2008	Variance
			2009 vs. 2008
Total assets	$49.4	$48.5	2%
Total enterprise interest-earning assets	$46.0	$45.0	2%
Loans, net and margin receivables as a percentage of enterprise interest-earning assets	58%	63%	(5)%
Retail deposits and customer payables as a percentage of enterprise interest-bearing liabilities	73%	70%	3%

The increase in total assets was attributable primarily to an increase of $1.4 billion in cash in connection with an increase in deposits. The decrease of $1.2 billion in loans, net was offset by the purchase of agency mortgage-backed securities, which led to an increase of $1.0 billion in available-for-sale mortgage-backed and investment securities. For the foreseeable future, we plan to allow our home equity loans to pay down, resulting in an overall decline in the balance of the loan portfolio. For the remainder of 2009, we also plan to allow total assets to decline in order to release additional regulatory capital which we are required to hold against these assets. As of March 31, 2009, our excess risk-based capital at E*TRADE Bank was $444.2 million

EARNINGS OVERVIEW

We incurred a net loss of $232.7 million for the three months ended March 31, 2009 compared to a net loss of $91.2 million in the same period in 2008. The net loss for the three months ended March 31, 2009 was due principally to our provision for loan losses of $454.0 million. The losses in our balance sheet management segment, which includes the provision for loan losses, more than offset the strong performance of our trading and investing segment, which generated net income of $122.2 million for the three months ended March 31, 2009.

We report corporate interest income and corporate interest expense separately from operating interest income and operating interest expense. We believe reporting these two items separately provides a clearer picture of the financial performance of our operations than would a presentation that combined these two items. Our operating interest income and operating interest expense is generated from the operations of the Company. Our corporate debt, which is the primary source of our corporate interest expense, has been issued primarily in connection with the Citadel Investment and past acquisitions, such as Harrisdirect and BrownCo.

Similarly, we report gain (loss) on sales of investments, net separately from gain (loss) on loans and securities, net. We believe reporting these two items separately provides a clearer picture of the financial performance of our operations than would a presentation that combined these two items. Gain (loss) on loans and securities, net is the result of activities in our operations, namely our balance sheet management segment, including impairment on our available-for sale mortgage-backed and investment securities portfolio. Gain (loss) on sales of investments, net relates to historical equity investments of the Company at the corporate level and are not related to the ongoing business of our operating subsidiaries.

The following sections describe in detail the changes in key operating factors and other changes and events that have affected our consolidated net revenue, operating expense, other income (expense) and income tax benefit.

Revenue

The components of net revenue and the resulting variances are as follows (dollars in thousands):

	Three Months Ended March 31,		Variance
			2009 vs. 2008
	2009	2008	Amount	%
Revenue:
Operating interest income	$486,637	$699,591	$(212,954)	(30)%
Operating interest expense	(207,975)	(373,220)	165,245	(44)%

Net operating interest income	278,662	326,371	(47,709)	(15)%

Commission	125,626	122,255	3,371	3%
Fees and service charges	46,715	54,941	(8,226)	(15)%
Principal transactions	17,642	20,490	(2,848)	(14)%
Gain (loss) on sales of loans and securities, net	16,507	(8,567)	25,074	*
Other revenue	12,191	13,604	(1,413)	(10)%

Total non-interest income	218,681	202,723	15,958	8%

Total net revenue	$497,343	$529,094	$(31,751)	(6)%

*	Percentage not meaningful

Total net revenue declined by 6% to $497.3 million for the three months ended March 31, 2009 compared to the same period in 2008. This decline was driven by a decrease in our net operating interest income, which decreased 15% to $278.7 million for the three months ended March 31, 2009 compared to the same period in 2008.

Net Operating Interest Income

Net operating interest income decreased 15% to $278.7 million for the three months ended March 31, 2009 compared to the same period in 2008. Net operating interest income is earned primarily through holding credit balances, which include margin, real estate and consumer loans, and by holding customer cash and deposits, which are a low cost source of funding. The decrease in net operating interest income was due primarily to the decrease in higher yielding enterprise interest-earning assets, specifically loans, net and margin receivables, partially offset by a decrease in the yields paid on our deposits.

The following table presents enterprise average balance sheet data and enterprise income and expense data for our operations, as well as the related net interest spread, yields and rates and has been prepared on the basis required by the SEC’s Industry Guide 3, “Statistical Disclosure by Bank Holding Companies” (dollars in thousands):

	Three Months Ended March 31,
	2009			2008
	Average Balance	Operating Interest Inc./Exp.	Average Yield/ Cost	Average Balance	Operating Interest Inc./Exp.	Average Yield/ Cost
Enterprise interest-earning assets:
Loans, net(1)	$25,083,318	$313,328	5.00%	$29,925,013	$451,574	6.04%
Margin receivables	2,751,510	26,937	3.97%	6,683,969	90,937	5.47%
Available-for-sale mortgage-backed securities	11,173,259	125,749	4.50%	9,281,381	110,072	4.74%
Available-for-sale investment securities	126,307	2,034	6.44%	169,848	2,835	6.67%
Trading securities	35,528	671	7.56%	572,817	10,708	7.48%
Cash and cash equivalents(2)	4,937,608	5,736	0.47%	1,468,776	13,833	3.79%
Stock borrow and other	588,748	8,101	5.58%	793,450	15,640	7.93%

Total enterprise interest-earning assets(3)	44,696,278	482,556	4.32%	48,895,254	695,599	5.70%

Non-operating interest-earning assets(4)	3,895,521			5,812,480

Total assets	$48,591,799			$54,707,734

Enterprise interest-bearing liabilities:
Retail deposits	$26,375,688	93,433	1.44%	$25,383,594	171,535	2.72%
Brokered certificates of deposit	293,714	3,581	4.94%	1,229,811	15,169	4.96%
Customer payables	3,771,868	2,802	0.30%	4,348,906	9,910	0.92%
Repurchase agreements and other borrowings	7,589,825	66,075	3.48%	7,980,130	94,934	4.71%
Federal Home Loan Bank (“FHLB”) advances	3,683,600	41,204	4.47%	5,974,084	70,802	4.69%
Stock loan and other	422,639	868	0.83%	1,679,887	10,640	2.55%

Total enterprise interest-bearing liabilities	42,137,334	207,963	1.98%	46,596,412	372,990	3.20%

Non-operating interest-bearing liabilities(5)	3,873,709			5,270,240

Total liabilities	46,011,043			51,866,652
Total shareholders’ equity	2,580,756			2,841,082

Total liabilities and shareholders’ equity	$48,591,799			$54,707,734

Excess of enterprise interest-earning assets over enterprise interest-bearing liabilities/Enterprise net interest income/Spread	$2,558,944	$274,593	2.34%	$2,298,842	$322,609	2.50%

Enterprise net interest margin (net yield on enterprise interest-earning assets)			2.46%			2.64%
Ratio of enterprise interest-earning assets to enterprise interest-bearing liabilities			106.07%			104.93%
Return on average:
Total assets			(1.92)%			(0.67)%
Total shareholders’ equity			(36.06)%			(12.84)%
Average equity to average total assets			5.31%			5.19%

Reconciliation from enterprise net interest income to net operating interest income (dollars in thousands):

	Three Months Ended March 31,
	2009	2008
Enterprise net interest income(6)	$274,593	$322,609
Taxable equivalent interest adjustment	(714)	(3,698)
Customer cash held by third parties and other(7)	4,783	7,460

Net operating interest income	$278,662	$326,371

(1)	Nonaccrual loans are included in the respective average loan balances. Income on such nonaccrual loans is recognized on a cash basis.
(2)	Includes segregated cash balances.
(3)	Amount includes a taxable equivalent increase in operating interest income of $0.7 million and $3.7 million for the three months ended March 31, 2009 and 2008, respectively.
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

(6)

Enterprise net interest income is taxable equivalent basis net operating interest income excluding corporate interest income and corporate interest expense and interest earned on customer cash held by third parties. Management believes this non-GAAP measure is useful to analysts and investors as it is a measure of the net operating interest income generated by our operations.

(7)

Includes interest earned on average customer assets of $2.8 billion and $3.3 billion for the three months ended March 31, 2009 and 2008, respectively, held by parties outside E*TRADE Financial, including third party money market funds and sweep deposit accounts at unaffiliated financial institutions.

Average enterprise interest-earning assets decreased 9% to $44.7 billion for the three months ended March 31, 2009 compared to the same period in 2008, primarily the result of a decrease in our loans, net portfolio and our margin receivables, slightly offset by an increase in cash and equivalents and available-for-sale mortgage-backed securities. Average loans, net decreased 16% to $25.1 billion for the three months ended March 31, 2009 compared to the same period in 2008. For the foreseeable future, we plan to allow our home equity loans to pay down, resulting in an overall decline in the balance of the loan portfolio. For the remainder of 2009, we also plan to allow total assets to decline. Average margin receivables decreased 59% to $2.8 billion for the three months ended March 31, 2009 compared to the same period in 2008. We believe this decrease was due to customers deleveraging and reducing their risk exposure given the substantial volatility in the financial markets. These decreases were slightly offset by an increase in average cash and cash equivalents. Average cash and cash equivalents increased 236% to $4.9 billion for the three months ended March 31, 2009 compared to the same period in 2008. Average available-for-sale mortgage-backed securities increased 20% to $11.2 billion as a result of purchases of agency mortgage-backed securities during the three months ended March 31, 2009.

Average enterprise interest-bearing liabilities decreased 10% to $42.1 billion for the three months ended March 31, 2009 compared to the same period in 2008. The decrease in average enterprise interest-bearing liabilities was primarily due to a decrease in FHLB advances and stock loan and other. Average FHLB advances decreased 38% to $3.7 billion for the three months ended March 31, 2009 compared to the same period in 2008. Average stock loan and other decreased 75% to $0.4 billion for the three months ended March 31, 2009 compared to the same period in 2008. While our average deposits increased by $992.1 million during the quarter, we expect these balances to decrease over the remainder of 2009 as we focus on decreasing total assets.

Enterprise net interest spread decreased by 16 basis points to 2.34% for the three months ended March 31, 2009 compared to the same period in 2008. This decrease was driven in part by the decrease in loans, net and our margin receivables, both of which are among our higher yielding asset classes. During the three months ended March 31, 2009, we reduced the annual percentage yield paid on our Complete Savings Account by approximately 150 basis points. We believe the reduction in these yields will result in a modest increase to our net interest spread in future periods.

Commission

Commission revenue increased 3% to $125.6 million for the three months ended March 31, 2009, compared to the same period in 2008. The primary factors that affect our commission revenue are DARTs, average commission per trade and the number of trading days during the period. Average commission per trade is impacted by both trade types and the mix between our domestic and international businesses. Each business has a different pricing structure, unique to its customer base and local market practices and, as a result, a change in the relative number of executed trades in these businesses impacts average commission per trade. Each business also has different trade types (e.g. equities, options, fixed income, exchange-traded funds, contract for difference and mutual funds) that can have different commission rates. Accordingly, changes in the mix of trade types within either of these businesses may impact average commission per trade.

DARTs increased 8% to 194,482 for the three months ended March 31, 2009 compared to the same period in 2008. Our U.S. DART volume increased 10% for the three months ended March 31, 2009 compared to the same period in 2008, driven entirely by organic growth. Option-related DARTs as a percentage of our total U.S. DARTs represented 12% and 17% of U.S. trading volume for the periods ending March 31, 2009 and 2008, respectively.

Average commission per trade decreased 4% to $10.59 for the three months ended March 31, 2009 compared to the same period in 2008. The decrease was primarily a function of negative foreign currency exchange impact as a result of the strengthening U.S. dollar. The mix of customers was also a contributing factor.

Fees and Service Charges

Fees and service charges decreased 15% to $46.7 million for the three months ended March 31, 2009 compared to the same period in 2008. The decline was driven by a decrease in advisory management fees and collateralized debt obligation (“CDO”) management fee revenue. The decrease in advisory management fees was primarily due to our sale of RAA in the second quarter of 2008 and the decrease in CDO management fees was due to the sale of our collateral management agreements in the first quarter of 2008. A decline in foreign currency margin revenue, fixed income product revenue and mutual fund fees also contributed to the decrease in fees and service charges.

Principal Transactions

Principal transactions decreased 14% to $17.6 million for the three months ended March 31, 2009 compared to the same period in 2008. Our principal transactions revenue is influenced by overall trading volumes, the number of stocks for which we act as a market-maker, the trading volumes of those specific stocks and the performance of our proprietary trading activities. The decline in principal transactions revenue was driven by a 40% decrease in our average revenue capture per 1,000 equity shares traded to $0.339 for the three months ended March 31, 2009. This decrease was partially offset by an increase of 49% in the volume of our equity shares traded. Although overall equity shares traded increased 49%, the increased volume was primarily due to bulletin board trades, which earn lower revenue per trade than other market-making trades.

Gain (Loss) on Loans and Securities, Net

Gain (loss) on loans and securities, net was a gain of $16.5 million for the three months ended March 31, 2009, as shown in the following table (dollars in thousands):

	Three Months Ended March 31,		Variance
			2009 vs. 2008
	2009	2008	Amount	%
Loss on sales of loans, net	$—	$(498)	$498	*
Gain on securities and other investments	37,826	13,263	24,563	185%
Loss on impairment	(18,801)	(26,602)	7,801	(29)%
Gain (loss) on trading securities	(2,468)	3,621	(6,089)	*
Hedge ineffectiveness	(50)	1,649	(1,699)	*

Gain (loss) on securities, net	16,507	(8,069)	24,576	*

Gain (loss) on loans and securities, net	$16,507	$(8,567)	$25,074	*

*	Percentage not meaningful

The increase in the total gain (loss) on loans and securities, net during the three months ended March 31, 2009 compared to the same period in 2008 was due primarily to the $37.8 million gain on securities and other investments, which was related to the sale of certain agency mortgage-backed securities. Offsetting this gain was $18.8 million of impairment recognized on certain securities in our collateralized mortgage obligation (“CMO”) portfolio during the three months ended March 31, 2009, which was a result of the deterioration in the expected credit performance of the underlying loans in the securities. Further declines in the performance of our CMO portfolio could result in additional impairment in future periods(1).

Other Revenue

Other revenue decreased 10% to $12.2 million for the three months ended March 31, 2009 compared to the same period in 2008. The decrease in other revenue was due to a decline in the income from the cash surrender

(1)	In the second quarter of 2009, we will adopt Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP No. FAS 115-2 and FAS 124-2”), which amends the other-than-temporary impairment guidance in GAAP for debt securities. We expect the adoption of this standard to decrease the impact of impairments on our results of operations in future periods when compared to the impact we believe would have occurred without this new accounting standard. We are currently evaluating the impact of the adoption of FSP No. FAS 115-2 and FAS 124-2 to our financial condition, results of operations and cash flows.

value of bank-owned life insurance, decreased fees earned in connection with distribution of shares during initial public offerings and lower software consulting fees from our Corporate Services business.

Provision for Loan Losses

Provision for loan losses increased $220.1 million to $454.0 million for the three months ended March 31, 2009 compared to the same period in 2008. The increase in the provision for loan losses was related primarily to deterioration in the performance of our one- to four-family and home equity loan portfolios. We believe the deterioration in both of these portfolios was caused by several factors, including: home price depreciation in key markets; growing inventories of unsold homes; rising foreclosure rates; significant contraction in the availability of credit; and a general decline in economic growth. In addition, the combined impact of home price depreciation and the reduction of available credit made it increasingly difficult for borrowers to refinance existing loans. We believe these factors will cause the provision for loan losses to continue at historically high levels in future periods.

Operating Expense

The components of operating expense and the resulting variances are as follows (dollars in thousands):

	Three Months Ended March 31,		Variance
			2009 vs. 2008
	2009	2008	Amount	%
Operating expense:
Compensation and benefits	$84,172	$123,128	$(38,956)	(32)%
Clearing and servicing	42,671	44,885	(2,214)	(5)%
Advertising and marketing development	43,591	57,448	(13,857)	(24)%
Communications	21,561	25,094	(3,533)	(14)%
Professional services	19,630	23,645	(4,015)	(17)%
Occupancy and equipment	19,541	20,498	(957)	(5)%
Depreciation and amortization	20,274	21,653	(1,379)	(6)%
Amortization of other intangibles	7,436	10,910	(3,474)	(32)%
Facility restructuring and other exit activities	(112)	10,566	(10,678)	*
Other	35,220	16,506	18,714	113%

Total operating expense	$293,984	$354,333	$(60,349)	(17)%

*	Percentage not meaningful

Operating expense decreased 17% to $294.0 million for the three months ended March 31, 2009 compared to the same period in 2008 and was driven primarily by decreases in compensation and benefits.

Compensation and Benefits

Compensation and benefits decreased 32% to $84.2 million for the three months ended March 31, 2009 compared to the same period in 2008. This decrease resulted primarily from lower salary expense due to a reduction in our employee base. The decrease was also due to increased severance compensation of $12.0 million during the first quarter of 2008.

Advertising and Market Development

Advertising and market development expense decreased 24% to $43.6 million for the three months ended March 31, 2009 compared to the same period in 2008. This decrease was due to higher expense in the first quarter of 2008 that was aimed at restoring customer confidence as well as an overall market decline in advertising rates in the first quarter of 2009.

Other

Other expense increased 113% to $35.2 million for the three months ended March 31, 2009 compared to the same period in 2008. The increase was due primarily to the $23.7 million gain on the sale of our corporate aircraft related assets which reduced operating expense during the three months ended March 31, 2008.

Other Income (Expense)

Other income (expense) increased from an expense of $90.5 million to an expense of $93.5 million for the three months ended March 31, 2009 compared to the same period in 2008, as shown in the following table (dollars in thousands):

	Three Months Ended March 31,		Variance
			2009 vs. 2008
	2009	2008	Amount	%
Other income (expense):
Corporate interest income	$424	$2,426	$(2,002)	(83)%
Corporate interest expense	(87,315)	(95,241)	7,926	(8)%
Gain (loss) on sales of investments, net	(433)	502	(935)	*
Loss on early extinguishment of debt	(2,999)	(2,851)	(148)	5%
Equity in income (loss) of investments and venture funds	(3,129)	4,699	(7,828)	*

Total other income (expense)	$(93,452)	$(90,465)	$(2,987)	3%

*	Percentage not meaningful

Total other income (expense) for the three months ended March 31, 2009 primarily consisted of corporate interest expense resulting from our corporate debt, which includes the springing lien notes and senior notes. Corporate interest expense decreased 8% to $87.3 million for the three months ended March 31, 2009, which was primarily due to the retirement of the $450 million in mandatory convertible notes during the fourth quarter of 2008.

The loss on early extinguishment of debt of $3.0 million for the three months ended March 31, 2009 was due to the early extinguishment of FHLB advances. The loss on early extinguishment of debt of $2.9 million for the three months ended March 31, 2008 was due to a loss of $10.8 million related to the early extinguishment of FHLB advances and a loss of $0.6 million on the prepayment of debt related to the sale of the corporate aircraft. These losses were partially offset by an $8.5 million gain recognized on the exchange of $25.0 million of our senior notes for 4.5 million shares of our common stock.

Income Tax Benefit

Income tax benefit was $111.4 million during the three months ended March 31, 2009 compared to $56.6 million for the same period in 2008. Our effective tax rates for the three months ended March 31, 2009 and 2008 were (32.4)% and (37.9)%, respectively.

We expect our 2009 tax expense to be based on a pro-forma tax rate in the range of 36% to 38% before taking into account $33.0 million of projected 2009 incremental tax expense, which is summarized in the following table (dollars in millions):

Projected Year Ended December 31, 2009 Tax Expense
Incremental tax benefits
Tax exempt income	$3.8
Low income housing tax credits	2.5

Total tax benefits	6.3

Incremental tax expenses
Non-deductible officer’s compensation	2.1
Tax rate differential of international operations	4.1
Foreign valuation allowance	4.3
Non-deductible portion of interest expense on springing lien notes	28.8

Total tax expense	39.3

Incremental tax items	$33.0

A proportionate amount of these incremental tax items were included in the $111.4 million income tax benefit for the three months ended March 31, 2009.

During the three months ended March 31, 2009 we did not provide for a valuation allowance against our federal deferred tax assets. We are required to establish a valuation allowance for deferred tax assets and record a charge to income if we determine, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized. If we did conclude that a valuation allowance was required, the resulting loss would have a material adverse effect on our results of operations, financial condition and our regulatory capital position at E*TRADE Bank.

We did not establish a valuation allowance against our federal deferred tax assets as of March 31, 2009 as we believe that it is more likely than not that all of these assets will be realized. Our evaluation focused on identifying significant, objective evidence that we will be able to realize our deferred tax assets in the future. We reviewed the estimated future taxable income for our trading and investing and balance sheet management segments separately and determined that our net operating losses in 2007 and 2008 were due solely to the credit losses in our balance sheet management segment. We believe these losses were caused by the crisis in the residential real estate and credit markets which significantly impacted our asset-backed securities and home equity loan portfolios in 2007 and continued to generate credit losses in 2008. We estimate that these credit losses will continue in future periods; however, we ceased the business activities which we believe are the root cause of these losses. Therefore, while we do expect credit losses to continue in future periods, we do expect these amounts to decline when compared to our credit losses in 2007 and 2008. Our trading and investing segment generated substantial book taxable income for each of the last six years and we estimate that it will continue to generate taxable income in future periods at a level sufficient to generate taxable income for the Company as a whole. We consider this to be significant, objective evidence that we will be able to realize our deferred tax assets in the future.

Our analysis of the need for a valuation allowance recognizes that we are in a cumulative book taxable loss position as of the three-year period ended December 31, 2008 and the three months ended March 31, 2009, which is considered significant, objective evidence that we may not be able to realize some portion of our deferred tax assets in the future. However, we believe we are able to rely on our forecasts of future taxable income and overcome the uncertainty created by the cumulative loss position.

The crisis in the residential real estate and credit markets has created significant volatility in our results of operations. This volatility is isolated almost entirely to our balance sheet management segment. Our forecasts for this segment include assumptions regarding our estimate of future expected credit losses, which we believe to be the most variable component of our forecasts of future taxable income. We believe this variability could create a book loss in our overall results for an individual reporting period while not significantly impacting our overall estimate of taxable income over the period in which we expect to realize our deferred tax assets. Conversely, we believe our trading and investing segment will continue to produce a stable stream of income which we believe we can reliably estimate in both individual reporting periods as well as over the period in which we estimate we will realize our deferred tax assets.

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

SEGMENT RESULTS REVIEW

Beginning in the first quarter of 2009, we revised our segment financial reporting to reflect the manner in which our chief operating decision maker had begun assessing the Company’s performance and making resource allocation decisions. As a result, we now report our operating results in two segments: 1) “Trading and Investing”, which includes the businesses that were formerly in the “Retail” segment and now includes our market-making business, and 2) “Balance Sheet Management”, which includes the businesses from the former “Institutional” segment, other than the market-making business. The Company’s segment financial information from prior periods has been reclassified in accordance with the new segment financial reporting.

Trading and Investing

The following table summarizes trading and investing financial and key metrics for the periods ended March 31, 2009 and 2008 (dollars in thousands, except for key metrics):

	Three Months Ended March 31,		Variance
			2009 vs. 2008
	2009	2008	Amount	%
Trading and investing segment income:
Net operating interest income	$161,675	$207,306	$(45,631)	(22)%
Commission	125,626	121,669	3,957	3%
Fees and service charges	45,055	50,877	(5,822)	(11)%
Principal transactions	17,642	20,376	(2,734)	(13)%
Loss on loans and securities, net	(22)	(2)	(20)	*
Other revenue	8,894	9,753	(859)	(9)%

Net segment revenue	358,870	409,979	(51,109)	(12)%
Total segment expense	236,720	285,956	(49,236)	(17)%

Total trading and investing segment income	$122,150	$124,023	$(1,873)	(2)%

Key Metrics:
Customer assets (dollars in billions)	$110.4	$163.8	$(53.4)	(33)%
Net new customer assets (dollars in billions)	$3.5	$0.3	$3.2	1067%
Customer cash and deposits (dollars in billions)	$34.4	$33.9	$0.5	1%
DARTs	194,482	180,555	13,927	8%
Average commission per trade	$10.59	$11.05	$(0.46)	(4)%
End of period margin debt (dollars in billions)	$2.5	$6.5	$(4.0)	(62)%
End of period brokerage accounts	2,660,584	2,477,892	182,692	7%

*	Percentage not meaningful

Our trading and investing segment generates revenue from brokerage and banking relationships with investors and from market-making activities. This segment generates six primary sources of revenue: net operating interest income; commission; fees and service charges; principal transactions; loss on loans and securities, net; and other revenue. Other revenue includes results from our stock plan administration products and services, as we ultimately service customers through these corporate relationships.

During the fourth quarter of 2007, we experienced a disruption in our customer base which caused a decline in the core drivers of our trading and investing segment, including: net new accounts, customer cash and deposits, DARTs, margin debt and customer assets. We believe this disruption was due to the uncertainty surrounding the Company in connection with the credit related losses in our balance sheet management segment. While we anticipate credit related losses will be at historically high levels in future periods, we believe our customer base stabilized and returned to modest growth during 2008. During the first quarter of 2009, our customer base continued to show positive growth trends, including adding approximately 56,000 net new accounts and growth in net new customer assets of approximately $3.5 billion. We believe these are indications that our trading and investing segment has not only stabilized, but is showing signs of robust and sustained growth.

Trading and investing segment income decreased 2% to $122.2 million for the three months ended March 31, 2009 compared to the same period in 2008. This was due primarily to a decrease in net operating interest income and fees and service charges. These were partially offset by a decrease in total segment expense.

Trading and investing net operating interest income decreased 22% to $161.7 million for the three months ended March 31, 2009 compared to the same period in 2008. This decrease was driven primarily by the decline in margin debt between the comparable periods.

Trading and investing commission revenue increased 3% to $125.6 million for the three months ended March 31, 2009 compared to the same period in 2008. The increase in commission revenue was primarily the result of an increase in DARTs of 8%, which was slightly offset by a decrease of 4% in the average commission per trade.

Trading and investing fees and service charges decreased 11% to $45.1 million for the three months ended March 31, 2009 compared to the same period in 2008. This decrease was primarily due to a decrease in advisory management fees due to the sale of Retirement Advisors of America in the second quarter of 2008.

Trading and investing principal transactions decreased 13% to $17.6 million for the three months ended March 31, 2009 compared to the same period in 2008. The decline in principal transactions revenue was driven by a 40% decrease in our average revenue capture per 1,000 equity shares traded to $0.339 for the three months ended March 31, 2009. This decrease was partially offset by an increase of 49% in our equity shares traded. Although overall equity shares traded increased 49%, the increased volume was primarily due to bulletin board trades, which earn lower revenue per trade than other market-making trades.

Trading and investing segment expense decreased 17% to $236.7 million for three months ended March 31, 2009 compared to the same period in 2008. This decrease related primarily to a decrease in compensation due to lower salary expense as a result of a reduction in our employee base.

As of March 31, 2009, we had approximately 2.7 million active brokerage accounts, 1.0 million stock plan accounts and 0.8 million active banking accounts. For the three months ended March 31, 2009 and 2008, our brokerage products contributed 65% and 64%, respectively, and our banking products, which includes sweep products, contributed 25% for both periods, of total trading and investing net revenue. All other products contributed less than 10% of total trading and investing net revenue for the three months ended March 31, 2009 and 2008.

Balance Sheet Management

The following table summarizes balance sheet management financial and key metrics for the periods ended March 31, 2009 and 2008 (dollars in thousands, except for key metrics):

	Three Months Ended March 31,		Variance
			2009 vs. 2008
	2009	2008	Amount	%
Balance sheet management segment loss:
Net operating interest income	$116,987	$119,065	$(2,078)	(2)%
Commission	—	586	(586)	*
Fees and service charges	1,660	4,064	(2,404)	(59)%
Principal transactions	—	114	(114)	*
Gain (loss) on loans and securities, net	16,529	(8,565)	25,094	*
Other revenue	3,297	3,867	(570)	(15)%

Net segment revenue	138,473	119,131	19,342	16%
Provision for loan losses	453,963	233,871	220,092	94%
Total segment expense	57,264	68,393	(11,129)	(16)%

Total balance sheet management segment loss	$(372,754)	$(183,133)	$(189,621)	104%

Key Metrics:
Nonperforming loans as a % of gross loans receivable	5.36%	2.02%	*	3.34%
Allowance for loan losses (dollars in millions)	$1,200.8	$565.9	$634.9	112%
Allowance for loan losses as a % of nonperforming loans	91.60%	96.84%	*	(5.24)%

*	Percentage not meaningful

Our balance sheet management segment generates revenue from managing loans previously originated or purchased from third parties, and leveraging these loans and customer cash and deposit relationships to generate additional net operating interest income.

As a result of our exposure to the credit crisis in the residential real estate and credit markets, our balance sheet management segment incurred a loss of $372.8 million for the three months ended March 31, 2009. The loss was driven primarily by our provision for loan losses which was $454.0 million for the three months ended March 31, 2009.

Net operating interest income remained relatively flat at $117.0 million for the three months ended March 31, 2009 compared to the same period in 2008.

Gain (loss) on loans and securities, net increased to a gain of $16.5 million for the three months ended March 31, 2009 from a loss of $8.6 million for the same period in 2008. The increase was due primarily to a $37.8 million gain on securities and other investments, which was related to the sale of certain agency mortgage-backed securities in the first quarter of 2009. This gain was offset by $18.8 million of impairment recognized on certain securities in our CMO portfolio during the three months ended March 31, 2009, which was a result of the deterioration in the expected credit performance of the underlying loans in the securities. Further declines in the performance of our CMO portfolio could result in additional impairment in future periods(1).

Provision for loan losses increased $220.1 million to $454.0 million for the three months ended March 31, 2009 compared to the same period in 2008. The increase in the provision for loan losses was related primarily to

(1)	In the second quarter of 2009, we will adopt FSP No. FAS 115-2 and FAS 124-2 which amends the other-than-temporary impairment guidance in GAAP for debt securities. We expect the adoption of this standard to decrease the impact of impairments on our results of operations in future periods when compared to the impact we believe would have occurred without this new accounting standard. We are currently evaluating the impact of the adoption of FSP No. FAS 115-2 and FAS 124-2 to our financial condition, results of operations and cash flows.

deterioration in the performance of our one- to four-family and home equity loan portfolios. We believe the deterioration in both of these portfolios was caused by several factors, including: home price depreciation in virtually all key markets; growing inventories of unsold homes; rising foreclosure rates; sustained contraction in the availability of credit; and a severe downturn in the economy. While we do believe the provision for loan losses will be at historically high levels in future periods, we do not expect those levels to be in excess of those incurred in 2008.

Total balance sheet management segment expense decreased 16% to $57.3 million for the three months ended March 31, 2009 compared to the same period in 2008 and was due primarily to lower salary expense due to a reduction in our employee base and a reduction in corporate overhead expenses, the majority of which are allocated to the balance sheet management segment.

BALANCE SHEET OVERVIEW

The following table sets forth the significant components of our consolidated balance sheet (dollars in thousands):

	March 31, 2009	December 31, 2008	Variance
			2009 vs. 2008
			Amount	%
Assets:
Cash(1)	$6,392,541	$4,995,447	$1,397,094	28%
Trading securities	46,309	55,481	(9,172)	(17)%
Available-for-sale mortgage-backed and investment securities	11,823,392	10,806,094	1,017,298	9%
Margin receivables	2,436,611	2,791,168	(354,557)	(13)%
Loans, net	23,271,969	24,451,852	(1,179,883)	(5)%
Investment in FHLB stock	183,863	200,892	(17,029)	(8)%
Other assets(2)	5,292,191	5,237,281	54,910	1%

Total assets	$49,446,876	$48,538,215	$908,661	2%

Liabilities and shareholders’ equity:
Deposits	$27,641,485	$26,136,246	$1,505,239	6%
Wholesale borrowings(3)	11,029,193	11,735,056	(705,863)	(6)%
Customer payables	4,181,332	3,753,332	428,000	11%
Corporate debt	2,752,673	2,750,532	2,141	0%
Accounts payable, accrued and other liabilities	1,384,042	1,571,553	(187,511)	(12)%

Total liabilities	46,988,725	45,946,719	1,042,006	2%
Shareholders’ equity	2,458,151	2,591,496	(133,345)	(5)%

Total liabilities and shareholders’ equity	$49,446,876	$48,538,215	$908,661	2%

(1)	Includes balance sheet line items cash and equivalents and cash and investments required to be segregated under federal or other regulations.
(2)	Includes balance sheet line items property and equipment, net, goodwill, other intangibles, net and other assets.
(3)	Includes balance sheet line items securities sold under agreements to repurchase and other borrowings.

The increase in total assets was attributable primarily to an increase of $1.4 billion in cash and $1.0 billion in available-for-sale mortgage-backed and investment securities, offset by a decrease of $1.2 billion in loans, net. The increase in available-for-sale mortgage-backed and investment securities was primarily due to a $1.0 billion increase in our mortgage-backed securities. The decrease in loans, net was due to our strategy of reducing balance sheet risk and halting our previous focus on growing the balance sheet. For the foreseeable future, we plan to allow our home equity loans to pay down, resulting in an overall decline in the balance of the loan portfolio. For the remainder of 2009, we also plan to allow total assets to decline in order to release additional regulatory capital which we are required to hold against these assets.

The increase in total liabilities was attributable primarily to the increase in deposits which was partially offset by a decrease in wholesale borrowings. While our deposits increased by $1.5 billion during the quarter, we expect these balances to decrease over the remainder of 2009 as we focus on decreasing total assets. The decrease in wholesale borrowings was a result of paying down our FHLB advances and securities sold under agreements to repurchase in the first quarter of 2009.

Available-for-Sale Mortgage-Backed and Investment Securities

Available-for-sale securities are summarized as follows (dollars in thousands):

	March 31, 2009	December 31, 2008	Variance
			2009 vs. 2008
			Amount	%
Mortgage-backed securities:
Backed by U.S. Government sponsored and federal agencies	$11,163,736	$10,110,813	$1,052,923	10%
CMOs and other	561,822	602,376	(40,554)	(7)%

Total mortgage-backed securities	11,725,558	10,713,189	1,012,369	9%
Investment securities	97,834	92,905	4,929	5%

Total available-for-sale securities	$11,823,392	$10,806,094	$1,017,298	9%

Available-for-sale securities represented 24% and 22% of total assets at March 31, 2009 and December 31, 2008, respectively. Available-for-sale securities increased 9% to $11.8 billion at March 31, 2009 compared to December 31, 2008, due primarily to the purchase of agency mortgage-backed securities in the first quarter of 2009. All mortgage-backed securities backed by U.S. Government sponsored and federal agencies are AAA-rated.

Margin Receivables

The margin receivables balance is a component of the margin debt balance, which is reported as a key trading and investing metric of $2.5 billion and $2.8 billion at March 31, 2009 and December 31, 2008, respectively. The total margin debt balance is summarized as follows (dollars in thousands):

	March 31, 2009	December 31, 2008	Variance
			2009 vs. 2008
			Amount	%
Margin receivables	$2,436,611	$2,791,168	$(354,557)	(13)%
Margin held by third parties and other	24,109	20,676	3,433	17%

Margin debt	$2,460,720	$2,811,844	$(351,124)	(12)%

Loans, Net

Loans, net are summarized as follows (dollars in thousands):

	March 31, 2009	December 31, 2008	Variance
			2009 vs. 2008
			Amount	%
One- to four-family	$12,539,663	$12,979,844	$(440,181)	(3)%
Home equity	9,533,008	10,017,183	(484,175)	(5)%
Consumer and other loans:
Recreational vehicle	1,496,754	1,570,116	(73,362)	(5)%
Marine	406,331	424,595	(18,264)	(4)%
Commercial	188,934	214,084	(25,150)	(12)%
Other	85,565	89,875	(4,310)	(5)%
Unamortized premiums, net	222,522	236,766	(14,244)	(6)%
Allowance for loan losses	(1,200,808)	(1,080,611)	(120,197)	11%

Total loans, net	$23,271,969	$24,451,852	$(1,179,883)	(5)%

Loans, net decreased 5% to $23.3 billion at March 31, 2009 from $24.5 billion at December 31, 2008. This decline was due primarily to our strategy of reducing balance sheet risk and halting our previous focus on growing the balance sheet. We do not expect to grow our loan portfolio for the foreseeable future. In addition, we plan to allow our home equity loans to pay down, resulting in an overall decline in the balance of the loan portfolio.

We have a credit default swap (“CDS”) on $4.0 billion of our first-lien residential real estate loan portfolio through a synthetic securitization structure. As of March 31, 2009, the balance of the loans covered by the CDS was $2.7 billion. A CDS provides, for a fee, an assumption by a third party of a portion of the credit risk related to the underlying loans. The CDS provides protection for losses in excess of $4.0 million, but not to exceed approximately $30.3 million. In addition, our regulatory risk-weighted assets were reduced as a result of this transaction because we transferred a portion of our credit risk to an unaffiliated third party. We recognized $1.4 million in losses on the portion of the loans covered under the CDS during the three months ended March 31, 2009 and $3.0 million in losses since we entered the CDS. We have not yet realized any recoveries from the CDS as losses on the covered loans have not yet exceeded $4.0 million; however, the estimated recoveries from the CDS for the next twelve months were $27.3 million at March 31, 2009, which is reflected in the allowance for loan losses.

Deposits

Deposits are summarized as follows (dollars in thousands):

	March 31, 2009	December 31, 2008	Variance
			2009 vs. 2008
			Amount	%
Money market and savings accounts	$14,257,747	$12,692,729	$1,565,018	12%
Sweep deposit accounts	10,243,981	9,650,431	593,550	6%
Certificates of deposit	2,033,182	2,363,385	(330,203)	(14)%
Checking accounts	862,177	991,477	(129,300)	(13)%
Brokered certificates of deposit	244,398	438,224	(193,826)	(44)%

Total deposits	$27,641,485	$26,136,246	$1,505,239	6%

Deposits represented 59% and 57% of total liabilities at March 31, 2009 and December 31, 2008, respectively. Deposits generally provide us the benefit of lower interest costs, compared with wholesale funding alternatives. While our deposits increased by $1.5 billion during the quarter, we expect these balances to decrease over the remainder of 2009 as we focus on decreasing total assets. At March 31, 2009, 95% of our customer deposits were covered by FDIC insurance.

The deposits balance is a component of the total customer cash and deposits balance reported as a customer activity metric of $34.4 billion and $32.3 billion at March 31, 2009 and December 31, 2008, respectively. The total customer cash and deposits balance is summarized as follows (dollars in thousands):

	March 31, 2009	December 31, 2008	Variance
			2009 vs. 2008
			Amount	%
Deposits	$27,641,485	$26,136,246	$1,505,239	6%
Less: brokered certificates of deposit	(244,398)	(438,224)	193,826	44%

Retail deposits	27,397,087	25,698,022	1,699,065	7%
Customer payables	4,181,332	3,753,332	428,000	11%
Customer cash balances held by third parties and other	2,775,407	2,805,101	(29,694)	(1)%

Total customer cash and deposits	$34,353,826	$32,256,455	$2,097,371	7%

Wholesale Borrowings

Wholesale borrowings, which consist of securities sold under agreements to repurchase and other borrowings are summarized as follows (dollars in thousands):

	March 31, 2009	December 31, 2008	Variance
			2009 vs. 2008
			Amount	%
Securities sold under agreements to repurchase	$6,946,160	$7,381,279	$(435,119)	(6)%

FHLB advances	$3,503,600	$3,903,600	$(400,000)	(10)%
Subordinated debentures	427,349	427,328	21	0%
Other(1)	152,084	22,849	129,235	566%

Total other borrowings	$4,083,033	$4,353,777	$(270,744)	(6)%

Total wholesale borrowings	$11,029,193	$11,735,056	$(705,863)	(6)%

(1)

Includes approximately $101 million payable to Lehman Brothers related to terminated derivatives transactions. Refer to Note 6—Accounting for Derivative Financial Instruments and Hedging Activities in Item 1. Consolidated Financial Statements for more information.

Wholesale borrowings represented 23% and 26% of total liabilities at March 31, 2009 and December 31, 2008, respectively. The decrease in wholesale borrowings of $0.7 billion during for the three months ended March 31, 2009 was due primarily to a decrease in securities sold under agreements to repurchase and FHLB advances. Securities sold under agreements to repurchase coupled with FHLB advances are the primary wholesale funding sources of the Bank. As a result, we expect these balances to fluctuate over time as our deposits and our interest-earning assets fluctuate.

Corporate Debt

Corporate debt by type is shown as follows (dollars in thousands):

	Face Value	Discount	Fair Value Adjustment	Net
March 31, 2009
Senior notes:
8% Notes, due 2011	$435,515	$(1,601)	$12,484	$446,398
7 3/8% Notes, due 2013	414,665	(4,118)	30,834	441,381
7 7/8% Notes, due 2015	243,177	(1,997)	12,693	253,873

Total senior notes	1,093,357	(7,716)	56,011	1,141,652
Springing lien notes 12 1/2%, due 2017	2,057,000	(455,101)	9,122	1,611,021

Total corporate debt	$3,150,357	$(462,817)	$65,133	$2,752,673

	Face Value	Discount	Fair Value Adjustment	Net
December 31, 2008
Senior notes:
8% Notes, due 2011	$435,515	$(1,763)	$13,855	$447,607
7 3/8% Notes, due 2013	414,665	(4,334)	32,435	442,766
7 7/8% Notes, due 2015	243,177	(2,071)	13,183	254,289

Total senior notes	1,093,357	(8,168)	59,473	1,144,662
Springing lien notes 12 1/2%, due 2017	2,057,000	(460,515)	9,385	1,605,870

Total corporate debt	$3,150,357	$(468,683)	$68,858	$2,750,532

LIQUIDITY AND CAPITAL RESOURCES

We have established liquidity and capital policies. The objectives of these policies are to support the successful execution of our business strategies while ensuring ongoing and sufficient liquidity through the business cycle. These policies are especially important during periods of stress in the financial markets, which have been ongoing since the fourth quarter of 2007 and will likely continue for some time. During the fourth quarter of 2007, we experienced a disruption in our customer base, which caused a significant decline in customer deposits. We believe this disruption was due to the uncertainty in connection with the credit related losses in our balance sheet management segment. Deposits are the primary source of liquidity for E*TRADE Bank, so this sudden and rapid decline created a substantial amount of liquidity risk. We followed our existing liquidity policies and contingency plans and successfully met our liquidity needs during this extraordinary period. We believe that our ability to meet liquidity needs during that time validates the effectiveness of our liquidity policies and contingency plans. While the liquidity risk associated with our customer deposits remains at increased levels, we believe the current level of risk is substantially lower than it was during the fourth quarter of 2007.

Capital is generated primarily through our business operations and our capital market activities. During the second half of 2007, our balance sheet management segment incurred a significant amount of losses as a result of its exposure to the crisis in the residential real estate and related credit markets. Consequently, this segment required a significant capital infusion during the fourth quarter of 2007. The Company raised $2.5 billion in cash from Citadel, the majority of which was used to provide capital to the balance sheet management segment. While this segment continues to have exposure to the crisis in the residential real estate and credit markets, our trading and investing segment remains profitable and continues to generate capital through retained earnings.

We maintain capital in excess of regulatory minimums at our regulated subsidiaries, the most significant of which is E*TRADE Bank. As of March 31, 2009, we held $444.2 million of risk-based capital at E*TRADE Bank in excess of the regulatory minimum level required to be considered “well capitalized.”

We currently anticipate that our available cash and credit resources will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next twelve months. The combination of the capital generated in the transactions detailed above, the capital held at E*TRADE Bank and the Company, and the capital that continues to be generated in our trading and investing segment are the key sources of capital we utilize to maintain our regulatory capital above the minimum level required to be considered well capitalized. However, given the uncertainties in the current operating environment, we believe that it is necessary to strengthen our capital position. Therefore we are focused on a variety of capital planning efforts with the following goals in mind: reduce the size and risk of assets at E*TRADE Bank which will in turn reduce its required level of regulatory capital; generate cash capital to inject into E*TRADE Bank; and reduce our level of corporate debt and interest expense.

In addition, our primary banking regulator, the Office of Thrift Supervision (“OTS”), has advised us to raise new capital for E*TRADE Bank and to reduce our level of corporate debt. The capital planning and generation efforts discussed above include our efforts to obtain cash capital from the U.S. Treasury. During the fourth quarter of 2008, we applied to the U.S. Treasury for funding under the Troubled Asset Relief Program (“TARP”) Capital Purchase Program. We cannot predict when or if our application will be acted upon. We estimate this program could provide approximately $600 million to $750 million in new preferred equity, at rates substantially discounted to current market rates. If our application is approved, it would likely be conditional upon significant reduction in corporate debt and interest expense, including possible transactions with existing security holders. Our ability to issue preferred equity under the TARP program would be dependent upon receiving approval from certain of our bond holders and likely our shareholders.

Corporate Cash

Corporate cash is the primary source of liquidity at the parent company and is available to invest in our regulated subsidiaries. We define corporate cash as cash held at the parent company as well as cash held in certain subsidiaries that can distribute cash to the parent company without any regulatory approval. The components of corporate cash as of March 31, 2009 and December 31, 2008 are as follows (dollars in thousands):

	March 31, 2009	December 31, 2008	Variance
			2009 vs. 2008
Parent company cash	$186,486	$216,535	$(30,049)
Converging Arrows, Inc. and other cash(1)	219,730	218,318	1,412

Total corporate cash(2)	$406,216	$434,853	$(28,637)

(1)	Converging Arrows, Inc. and other consists of corporate subsidiaries that can distribute cash to the parent company without any regulatory approval and includes E*TRADE Mauritius.
(2)

Total corporate cash at March 31, 2009 and December 31, 2008 includes $30.0 million and $45.3 million, respectively, that we invested in The Reserve Funds’ Primary Fund and is included as a receivable in the other assets line item, as The Reserve Fund has not indicated when the funds will be distributed back to investors.

Cash and Equivalents

The consolidated cash and equivalents balance increased by $0.6 billion to $4.5 billion for the three months ended March 31, 2009. The majority of this balance is cash held in regulated subsidiaries, primarily our Bank and Brokerage, outlined as follows:

	March 31, 2009	December 31, 2008	Variance
			2009 vs. 2008
Corporate cash	$406,216	$434,853	$(28,637)
Banking subsidiaries	3,852,250	3,220,232	632,018
Brokerage subsidiaries	327,467	339,716	(12,249)
Other corporate cash	3,301	5,356	(2,055)
Less:
Cash reported in other assets(1)	(96,928)	(146,308)	49,380

Total consolidated cash	$4,492,306	$3,853,849	$638,457

(1)

Cash reported in other assets consists of cash that we invested in The Reserve Funds’ Primary Fund and is included as a receivable in the other assets line item, as The Reserve Fund has not indicated when the funds will be distributed back to investors.

The cash held in our regulated subsidiaries serves as a source of liquidity for those subsidiaries and is not a primary source of capital for the parent company.

Cash and Equivalents Held in the Reserve Fund

At March 31, 2009, we held cash in The Reserve Funds’ Primary Fund (“the Fund”) of $96.9 million, which is included as a receivable in the other assets line item on the balance sheet. On September 16, 2008, the Fund reported that its shares had fallen below the standard of $1 per share, which is commonly referred to as “breaking the buck.” The following table details our cash held in the Fund at the date the Fund was reported as “breaking the buck” and at March 31, 2009 (dollars in thousands):

	March 31, 2009	September 15, 2008	Variance
			March 31, 2009 vs. September 15, 2008
Corporate cash	$29,993	$230,326	$(200,333)
Bank subsidiaries	54,752	420,456	(365,704)
Brokerage subsidiaries	12,183	93,559	(81,376)

Total cash held in the Fund	$96,928	$744,341	$(647,413)

On February 26, 2009, The Reserve announced that it had adopted a Plan of Liquidation for the orderly liquidation of the assets of the Fund. Under the terms of the plan, which is subject to the supervision of the SEC, the Reserve will continue to make interim distributions up to $0.9172 per share. The Reserve indicated in this announcement that it was taking this approach in order to provide liquidity to investors without prejudicing the legal right and remedies of any shareholder’s claims. We continue to believe that we will receive substantially all of our remaining investment; however, we cannot state with certainty that we will not ultimately incur additional loss on our remaining position. In addition, we believe it will take a significant amount of time to eventually receive these funds.

Liquidity Available from Subsidiaries

Liquidity available to the Company from its subsidiaries, other than Converging Arrows, Inc. (“Converging Arrows”) and E*TRADE Mauritius, a wholly-owned subsidiary of Converging Arrows, is limited by regulatory requirements.

Any loans by E*TRADE Bank to the parent company and its other non-bank subsidiaries are subject to various quantitative, arm’s length, collateralization and other requirements. At March 31, 2009, E*TRADE Bank had approximately $444.2 million of risk-based capital above the “well capitalized” level(1). In the current credit environment, we plan to maintain excess risk-based capital at E*TRADE Bank in order to enhance our ability to absorb credit losses while still maintaining “well capitalized” status. However, events beyond management’s control, such as a continued deterioration in residential real estate and credit markets, could adversely affect future earnings and E*TRADE Bank’s ability to meet its future capital requirements.

The Company’s broker-dealer subsidiaries are subject to capital requirements determined by their respective regulators. At March 31, 2009 and December 31, 2008, all of our significant brokerage subsidiaries met their minimum net capital requirements. Our broker-dealer subsidiaries had excess net capital of $499.7 million(2) at March 31, 2009, a decline of $218.0 million from December 31, 2008. This decline was due to a $250 million dividend paid by E*TRADE Clearing to E*TRADE Bank during the first quarter of 2009(3). While we cannot assure that we would obtain regulatory approval again in the future to withdraw any of this excess net capital, $412.9 million is available for dividend while still maintaining a capital level above regulatory “early warning” guidelines.

Other Sources of Liquidity

We also maintain $325.0 million in uncommitted financing to meet margin lending needs. At March 31, 2009, there were no outstanding balances and the full $325.0 million was available.

We rely on borrowed funds, such as FHLB advances and securities sold under agreements to repurchase, to provide liquidity for the Bank. Our ability to borrow these funds is dependent upon the continued availability of funding in the wholesale borrowings market. At March 31, 2009, the Bank had approximately $10.0 billion in additional borrowing capacity with the FHLB.

We have the option to make the interest payments on our springing lien notes in the form of either cash or additional springing lien notes through May 2010. During the second quarter of 2008, we elected to make our first interest payment of approximately $121 million in cash. During the fourth quarter of 2008, we elected to make our second interest payment of $121 million in the form of additional springing lien notes. We expect to make our next three interest payments, which equates to all interest payments on the springing lien notes through May 2010, in the form of additional springing lien notes. The November 2010 payment is the first interest payment we are required to pay in cash.

Corporate Debt

Our current senior debt ratings are B2 by Moody’s Investor Service, B (developing) by Standard & Poor’s and B (high) by Dominion Bond Rating Service (“DBRS”). The Company’s long-term deposit ratings are Ba3 by Moody’s Investor Service, BB- (developing) by Standard & Poor’s and BB by DBRS. A significant change in these ratings may impact the rate and availability of future borrowings.

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

(1)	In April 2009, the parent company made a $150 million capital infusion to E*TRADE Bank.
(2)	The excess net capital of the broker-dealer subsidiaries included $399.2 million of excess net capital at E*TRADE Clearing, which is a subsidiary of E*TRADE Bank and is also included in the excess risk-based capital of E*TRADE Bank.
(3)	The dividend of $250 million did not impact E*TRADE Bank’s regulatory capital as E*TRADE Clearing is a subsidiary of E*TRADE Bank and is already included in its consolidated capital base.

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

Liquidity, interest rate and operational risks and the management of risk are more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2008. We are also subject to other risks that could impact our business, financial condition, results of operations or cash flows in future periods. See Part II-Item 1A. Risk Factors.

Credit Risk Management

Our primary sources of credit risk are our loan and securities portfolios, where risk results from extending credit to customers and purchasing securities, respectively. The degree of credit risk associated with our loans and securities varies based on many factors including the size of the transaction, the credit characteristics of the borrower, features of the loan product or security, the contractual terms of the related documents and the availability and quality of collateral. Credit risk is one of the most common risks in financial services and is one of our most significant risks.

Credit risk is monitored by our Credit Risk Committee. The Credit Risk Committee uses detailed tracking and analysis to measure credit performance and reviews and modifies credit policies as appropriate.

Housing Market Conditions

Conditions in the residential real estate and credit markets, which deteriorated sharply during 2007, continued to be extremely challenging in 2008 and into the first quarter of 2009. The significant and abrupt evaporation of secondary market liquidity for various types of mortgage loans, particularly home equity loans, has decreased the overall availability of housing credit. As a result, many borrowers, particularly those in markets with declining housing prices, have been unable to refinance existing loans. This combination of a decline in the availability of credit and a decline in housing prices creates significant credit risk in our loan portfolio, particularly in our home equity loan portfolio.

Loss Mitigation

Given the deterioration in the performance of our loan portfolio, particularly in our home equity loan portfolio, we formed a special credit management team to focus on the mitigation of potential losses in the home equity loan portfolio.

This team’s primary focus is reducing our exposure to open home equity lines. Through a variety of strategies, including voluntary line closures, automatically freezing lines on all delinquent accounts, and freezing lines on loans with materially reduced home equity, we have reduced this amount from a high of over $7 billion in 2007 to $2.0 billion as of March 31, 2009.

The team has several other initiatives either in progress or in development which are focused on mitigating losses in our home equity loan portfolio. Those initiatives include improving collection efforts and practices of our servicers as well as increasing our loss recovery efforts to minimize the level of loss on a loan that goes to charge-off.

We also initiated a loan modification program that resulted in an insignificant number of minor modifications in 2008. This loan modification program became more active during the first quarter of 2009. We consider modifications in which we made a significant economic concession to a borrower experiencing financial difficulty a troubled debt restructuring (“TDR”). As of March 31, 2009, we had modified $115.7 million of loans in which the modification was considered a TDR. We also modified a small number of loans through traditional collections actions taken in the normal course of servicing delinquent accounts. These actions did not include a significant economic concession to the borrower. On February 18, 2009, the U.S. Department of the Treasury announced the Homeowner Affordability and Stability Plan. The primary focus of this plan is to create requirements and provide incentives to modify mortgages with the goal of avoiding foreclosure. We believe our loan modification program goals are in line with the Homeowner Affordability and Stability Plan and we expect to participate in this program. Our loan modification programs target borrowers who demonstrate a willingness and capacity to meet their loan obligations and stay in their homes. To date our programs have focused on modifications to the rate and term of loans often resulting in a lower monthly payment for the borrower. Our current programs are not focused on reducing the overall balance of the loan; however, we plan to test a program of this kind in the second quarter of 2009.

In addition, we continue to review our mortgage loan portfolio in order to identify loans to be repurchased by the originator. Our review is primarily focused on identifying loans with early payment defaults, violations of transaction representations and warranties, or material misrepresentation on the part of the seller. Any loans identified with these deficiencies are submitted to the original seller for repurchase. For the three months ended March 31, 2009, approximately $14.3 million of loans, and the year ended December 31, 2008, approximately $105.6 million of loans were repurchased by the original sellers.

Underwriting Standards – Originated Loans

During the second quarter of 2008, we exited our retail mortgage origination business, which represented our last remaining loan origination channel. During the three months ended March 31, 2008, we originated approximately $116 million in one- to four-family loans through our retail mortgage origination business. These loans were predominantly prime credit quality first-lien mortgage loans secured by a single-family residence. In March 2009, we partnered with a third party company to provide access to real estate loans for our customers. This product is being offered as a convenience to our customers and is not one of our primary product offerings. We structured this arrangement to minimize our taking on any of the typical risks commonly associated with mortgage lending. The third party company providing this product performs all processing and underwriting of these loans. Shortly after closing, the third party company purchases the loans from us and is responsible for the credit risk associated with these loans. We did not originate any loans during the three months ended March 31, 2009; however, we had commitments to originate mortgage loans of $16.3 million at March 31, 2009.

CONCENTRATIONS OF CREDIT RISK

Loans

We track and review many factors to predict and monitor credit risk in our loan portfolios, which are primarily made up of loans secured by residential real estate. These factors, which are documented at the time of origination, include: borrowers’ debt-to-income ratio, borrowers’ credit scores, housing prices, documentation type, occupancy type, and loan type. We also review estimated current loan-to-value (“LTV”) ratios when monitoring credit risk in our loan portfolios. In economic conditions in which housing prices generally appreciate, we believe that loan type, LTV ratios and credit scores are the key factors in determining future loan performance. In the current housing market with declining home prices and less credit available for refinance, we believe the LTV ratio becomes a more important factor in predicting and monitoring credit risk.

We believe certain categories of loans inherently have a higher level of credit risk due to characteristics of the borrower and/or features of the loan. Two of these categories are sub-prime and option ARM loans. As a general matter, we did not originate or purchase these loans to hold on our balance sheet; however, in the normal course of purchasing large pools of real estate loans, we invariably ended up acquiring a de minimis amount of sub-prime loans. As of March 31, 2009, sub-prime(1) real estate loans represented less than one-fifth of one percent of our total real estate loan portfolio and we held no option ARM loans.

As noted above, we believe loan type, LTV ratios and borrowers’ credit scores are key determinants of future loan performance. Our home equity loan portfolio is primarily second lien loans(2) on residential real estate properties, which have a higher level of credit risk than first lien mortgage loans. We believe home equity loans with a combined loan-to-value (“CLTV”) of 90% or higher or a Fair Isaac Credit Organization (“FICO”) score below 700 are the loans with the highest levels of credit risk in our portfolios.

The breakdowns by LTV/CLTV and FICO score of our two main loan portfolios, one-to four-family and home equity, are as follows (dollars in thousands):

	One- to Four-Family		Home Equity
LTV/CLTV at Origination(3)	March 31, 2009	December 31, 2008	March 31, 2009	December 31, 2008
<=70%	$5,464,533	$5,647,650	$3,009,911	$3,126,274
70% - 80%	6,747,255	7,008,860	1,743,760	1,822,797
80% - 90%	181,526	162,966	3,147,716	3,312,332
>90%	146,349	160,368	1,631,621	1,755,780

Total	$12,539,663	$12,979,844	$9,533,008	$10,017,183

Average LTV/CLTV at loan origination(4)	70.2%	68.8%	78.9%	79.1%
Average estimated current LTV/CLTV(5)	93.4%	90.1%	102.4%	99.7%

	One- to Four-Family		Home Equity
FICO at Origination	March 31, 2009	December 31, 2008	March 31, 2009	December 31, 2008
>=720	$8,356,594	$8,680,892	$5,733,580	$6,005,837
719 - 700	1,705,307	1,750,294	1,513,409	1,591,380
699 - 680	1,308,697	1,342,967	1,306,243	1,379,218
679 - 660	760,988	784,449	561,924	595,776
659 - 620	399,382	412,514	406,108	432,862
<620	8,695	8,728	11,744	12,110

Total	$12,539,663	$12,979,844	$9,533,008	$10,017,183

(1)	Defined as borrowers with FICO scores less than 620 at the time of origination.
(2)	Approximately 14% of the home equity portfolio is in the first lien position. For home equity loans that are in a second lien position, we also hold the first lien position on the same residential real estate property for less than 1% of the loans in this portfolio.
(3)	CLTV at origination calculations for home equity are based on drawn balances.
(4)	Average LTV/CLTV at loan origination calculations are based on LTV/CLTV at time of purchase for one- to four-family purchased loans and undrawn balances for home equity loans.
(5)	The average estimated current LTV ratio reflects the outstanding balance at the balance sheet date, divided by the estimated current property value. Current property values are estimated using the most recent property value data available to us. For properties in which we did not have an updated valuation, we utilized home price indices to estimate the current property value.

In addition to the factors described above, we monitor credit trends in loans by acquisition channel and vintage, which are summarized below as of March 31, 2009 and December 31, 2008 (dollars in thousands):

	One- to Four-Family		Home Equity
Acquisition Channel	March 31, 2009	December 31, 2008	March 31, 2009	December 31, 2008
Purchased from a third party	$10,268,338	$10,646,324	$8,424,783	$8,873,156
Originated by the Company	2,271,325	2,333,520	1,108,225	1,144,027

Total real estate loans	$12,539,663	$12,979,844	$9,533,008	$10,017,183

	One- to Four-Family		Home Equity
Vintage Year	March 31, 2009	December 31, 2008	March 31, 2009	December 31, 2008
2003 and prior	$545,634	$577,408	$721,065	$754,054
2004	1,243,682	1,309,985	953,248	990,138
2005	2,610,376	2,695,718	2,323,470	2,426,000
2006	4,724,336	4,890,407	4,404,515	4,668,721
2007	3,385,666	3,475,661	1,113,972	1,161,667
2008(1)	29,969	30,665	16,738	16,603

Total real estate loans	$12,539,663	$12,979,844	$9,533,008	$10,017,183

(1)	The increase in the 2008 home equity vintage loans for the three months ended March 31, 2009 was due to net draws on home equity lines of credit.

Allowance for Loan Losses

The allowance for loan losses is management’s estimate of credit losses inherent in our loan portfolio as of the balance sheet date. The estimate of the allowance for loan losses is based on a variety of factors, including the composition and quality of the portfolio; delinquency levels and trends; current and historical charge-off and loss experience; current industry charge-off and loss experience; the condition of the real estate market and geographic concentrations within the loan portfolio; the interest rate climate; the overall availability of housing credit; and general economic conditions. The allowance for loan losses is typically equal to management’s estimate of loan charge-offs in the twelve months following the balance sheet date. Determining the adequacy of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain. Subsequent evaluations of the loan portfolio, in light of the factors then prevailing, may result in significant changes in the allowance for loan losses in future periods. We believe our allowance for loan losses at March 31, 2009 is representative of probable losses inherent in the loan portfolio at the balance sheet date.

In determining the allowance for loan losses, we allocate a portion of the allowance to various loan products based on an analysis of individual loans and pools of loans. However, the entire allowance is available to absorb credit losses inherent in the total loan portfolio as of the balance sheet date.

The following table presents the allowance for loan losses by major loan category (dollars in thousands):

	One- to Four-Family		Home Equity		Consumer and Other		Total
	Allowance	Allowance as a % of Loans Receivable(1)	Allowance	Allowance as a % of Loans Receivable(1)	Allowance	Allowance as a % of Loans Receivable(1)	Allowance	Allowance as a % of Loans Receivable(1)
March 31, 2009	$308,806	2.45%	$818,646	8.45%	$73,356	3.32%	$1,200,808	4.91%
December 31, 2008	$185,163	1.42%	$833,835	8.19%	$61,613	2.65%	$1,080,611	4.23%

(1)	Allowance as a percentage of loans receivable is calculated based on the gross loans receivable for each respective category.

During the three months ended March 31, 2009, the allowance for loan losses increased by $120.2 million from the level at December 31, 2008. This increase was driven primarily by the increase in the allowance allocated to the one- to four-family loan portfolio, which began to deteriorate during 2008. However, the majority of the allowance as of March 31, 2009 related to the home equity portfolio, which began to deteriorate during the second half of 2007. We believe the deterioration in both of these portfolios was caused by several factors, including: home price depreciation in virtually all key markets; growing inventories of unsold homes; rising foreclosure rates; sustained contraction in the availability of credit; and a severe downturn in the economy. While we do believe the provision for loan losses will be at historically high levels in future periods, we do not expect those levels to be in excess of those incurred in the third and fourth quarters of 2008.

Included in our allowance for loan losses at March 31, 2009 was a specific allowance of $62.5 million that was established for modified loans in which a significant economic concession was granted to a borrower experiencing financial difficulty (TDRs). The specific allowance for these individually impaired loans represents the expected loss over the remaining life of the loan. The following table shows the TDRs and specific valuation allowance by loan portfolio (dollars in thousands):

	Recorded Investment in TDRs	Specific Valuation Allowance	Specific Valuation Allowance as a % of TDR Loans
March 31, 2009
One- to four-family	$45,241	$10,498	23%
Home equity	70,456	52,049	74%

Total	$115,697	$62,547	54%

The following table provides an analysis of the net charge-offs for the three months ended March 31, 2009 and 2008 (dollars in thousands):

	Charge-offs	Recoveries	Net Charge-offs	% of Average Loans (Annualized)
Three months ended March 31, 2009
One- to four-family	$(67,044)	$—	$(67,044)	2.10%
Home equity	(247,773)	2,482	(245,291)	9.79%
Recreational vehicle	(20,106)	5,480	(14,626)	3.73%
Marine	(4,846)	967	(3,879)	3.70%
Other	(3,209)	283	(2,926)	4.06%

Total	$(342,978)	$9,212	$(333,766)	5.32%

Three months ended March 31, 2008
One- to four-family	$(15,058)	$455	$(14,603)	0.38%
Home equity	(150,128)	762	(149,366)	5.02%
Recreational vehicle	(11,470)	3,266	(8,204)	1.73%
Marine	(3,085)	1,335	(1,750)	1.35%
Other	(2,671)	467	(2,204)	2.36%

Total	$(182,412)	$6,285	$(176,127)	2.36%

Loan losses are recognized when it is probable that a loss will be incurred. Our policy is to charge-off closed-end consumer loans when the loan is 120 days delinquent or when we determine that collection is not probable. For credit cards, our policy is to charge-off loans when collection is not probable or the loan has been delinquent for 180 days. Our policy for both one- to four-family and home equity loans is to assess the value of the property when the loan has been delinquent for 180 days or is in bankruptcy, regardless of whether or not the property is in foreclosure, and charge-off the amount of the loan balance in excess of the estimated current property value.

Net charge-offs for the three months ended March 31, 2009 compared to the same period in 2008 increased by $157.6 million. The overall increase was primarily due to higher net charge-offs on our one- to four-family loans and home equity loans, which were driven mainly by the same factors as described above. The continued pressure in the residential real estate market, specifically home price depreciation combined with tighter mortgage lending guidelines, could lead to a higher level of charge-offs in future periods. The following graph illustrates the net charge-offs by quarter:

Nonperforming Assets

We classify loans as nonperforming when they are 90 days past due. The following table shows the comparative data for nonperforming loans and assets (dollars in thousands):

	March 31, 2009	December 31, 2008
One- to four-family	$882,077	$593,075
Home equity	419,670	341,255
Consumer and other loans	9,113	7,792

Total nonperforming loans	1,310,860	942,122
Real estate owned (“REO”) and other repossessed assets, net	86,962	108,105

Total nonperforming assets, net	$1,397,822	$1,050,227

Nonperforming loans receivable as a percentage of gross loans receivable	5.36%	3.69%
One- to four-family allowance for loan losses as a percentage of one- to four-family nonperforming loans	35.01%	31.22%
Home equity allowance for loan losses as a percentage of home equity nonperforming loans	195.07%	244.34%
Consumer and other allowance for loan losses as a percentage of consumer and other nonperforming loans	804.96%	790.72%
Total allowance for loan losses as a percentage of total nonperforming loans	91.60%	114.70%

During the three months ended March 31, 2009, our nonperforming assets, net increased $347.6 million to $1.4 billion compared to December 31, 2008. The increase was attributed primarily to an increase in nonperforming one- to four-family loans of $289.0 million and home equity loans of $78.4 million for the three months ended March 31, 2009 when compared to December 31, 2008. We expect nonperforming loan levels to continue to increase over time due to the weak conditions in the residential real estate and credit markets.

The following graph illustrates the nonperforming loans by quarter:

The allowance as a percentage of total nonperforming loans receivable, net decreased from 115% at December 31, 2008 to 92% at March 31, 2009. This decrease was driven primarily by an increase in home equity nonperforming loans, which have a higher level of expected loss when compared to one- to four-family loans. The balance of nonperforming loans includes loans delinquent 90 to 179 days as well as loans delinquent 180 days and greater. We believe the distinction between these two periods is important as loans delinquent 180 days and greater have been written down to their expected recovery value, whereas loans delinquent 90 to 179 days have not. We believe the allowance for loan losses expressed as a percentage of loans delinquent 90 to 179 days is an important measure of the adequacy of the allowance as these loans are expected to drive the vast majority of future charge-offs. Additional charge-offs on loans delinquent 180 days are possible if home prices decline beyond our current expectations, but we do not anticipate these charge-offs to be significant, particularly when compared to the expected charge-offs on loans delinquent 90 to 179 days. We consider this ratio especially important for one- to four-family loans as we expect the balances of loans delinquent 180 days and greater to increase in the future due to the extensive amount of time it takes to foreclose on a property in the current real estate market.

The following table shows the allowance for loan losses as a percentage of loans delinquent 90 to 179 days for each of our major loan categories (dollars in thousands):

	March 31, 2009	Allowance as a % of Loans Delinquent 90 to 179 days
One- to four-family loans	$452,990	68.17%
Home equity loans	347,016	235.91%
Consumer and other loans	7,988	918.33%

Total loans delinquent 90 to 179 days	$807,994	148.62%

In addition to nonperforming assets, we monitor loans where a borrower’s past credit history casts doubt on their ability to repay a loan (“special mention” loans). We classify loans as special mention when they are between 30 and 89 days past due. The following table shows the comparative data for special mention loans (dollars in thousands):

	March 31, 2009	December 31, 2008
One- to four-family	$587,020	$594,379
Home equity	304,823	407,386
Consumer and other loans	40,770	33,298

Total special mention loans	$932,613	$1,035,063

Special mention loans receivable as a percentage of gross loans receivable	3.81%	4.05%

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

During the three months ended March 31, 2009, special mention loans decreased by $102.5 million to approximately $932.6 million. This decrease was almost entirely due to a decrease in home equity special mention loans. Approximately 30% of the decrease in home equity special mention loans was a result of our loan modification programs in which borrowers who were 30 to 89 days past due were made current(1) as part of a

(1)	TDRs are accounted for as nonaccrual loans at the time of modification and return to accrual status after six consecutive payments are made.

loan modification that was considered a TDR. We believe that our loan modification programs will improve the overall credit performance of the modified loans over time; however, our current forecast of future loan losses does not assume that the modified loans will perform better than loans with the same characteristics and delinquency pattern. While our level of special mention loans can fluctuate significantly in any given period, we believe the decrease we observed in the first quarter of 2009 is an encouraging sign regarding the future credit performance of this portfolio.

The following graph illustrates the special mention loans by quarter:

Securities

We focus primarily on security type and credit rating to monitor credit risk in our securities portfolios. We believe our asset-backed securities portfolio, which we sold in the fourth quarter of 2007, represented our highest concentration of credit risk within the securities portfolio. Subsequent to the sale of that portfolio, we believe our highest concentration of remaining credit risk, while dramatically lower than the credit risk inherent in asset-backed securities, is our CMO portfolio. The table below details the amortized cost by average credit ratings and type of asset as of March 31, 2009 and December 31, 2008 (dollars in thousands):

March 31, 2009	AAA	AA	A	BBB	Below Investment Grade and Non-Rated	Total
Mortgage-backed securities backed by U.S. Government sponsored and federal agencies	$11,117,652	$—	$—	$—	$—	$11,117,652
CMOs and other	576,892	63,938	9,069	32,970	214,789	897,658
Municipal bonds, corporate bonds and FHLB stock	214,463	11,936	63,637	—	19,880	309,916

Total	$11,909,007	$75,874	$72,706	$32,970	$234,669	$12,325,226

December 31, 2008	AAA	AA	A	BBB	Below Investment Grade and Non-Rated	Total
Mortgage-backed securities backed by U.S. Government sponsored and federal agencies	$10,118,792	$—	$—	$—	$—	$10,118,792
CMOs and other	625,066	67,988	64,795	18,493	173,051	949,393
Municipal bonds, corporate bonds and FHLB stock	231,492	11,932	83,515	—	—	326,939

Total	$10,975,350	$79,920	$148,310	$18,493	$173,051	$11,395,124

While the vast majority of this portfolio is AAA-rated, we concluded during the three months ended March 31, 2009 that approximately $37.3 million of the securities in this portfolio had a probable risk of future loss. As a result of the deterioration in the expected credit performance of the underlying loans in the securities, they were written down to their estimated fair market value by recording a $18.8 million impairment during the first quarter of 2009. Further declines in the performance of our CMO portfolio could result in additional impairments in future periods(1).

SUMMARY OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our financial condition and results of operations requires us to make judgments and estimates that may have a significant impact upon the financial results of the Company. We believe that of our significant accounting policies, the following require estimates and assumptions that require complex, subjective judgments by management, which can materially impact reported results: allowance for loan losses; fair value measurements; classification and valuation of certain investments; accounting for financial derivatives; estimates of effective tax rates, deferred taxes and valuation allowances; valuation of goodwill and other intangibles; and, valuation and expensing of share-based payments. These are more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2008.

During the first quarter of 2009, our loan modification program became more active resulting in $115.7 million of TDRs. As a result, we updated our allowance for loan losses accounting policy to include our policy for TDRs.

Allowance for Loan Losses

Description

The allowance for loan losses is management’s estimate of credit losses inherent in our loan portfolio as of the balance sheet date. In determining the adequacy of the allowance, we perform periodic evaluations of the loan portfolio and loss forecasting assumptions. At March 31, 2009, our allowance for loan losses was $1.2 billion on $24.3 billion of loans designated as held-for-investment.

Judgments

The estimate of the allowance is based on a variety of factors, including the composition and quality of the portfolio; delinquency levels and trends; current and historical charge-off and loss experience; current industry charge-off and loss experience; the condition of the real estate market and geographic concentrations within the

(1)	In the second quarter of 2009, we will adopt FSP No. FAS 115-2 and FAS 124-2 which amends the other-than-temporary impairment guidance in GAAP for debt securities. We expect the adoption of this standard to decrease the impact of impairments on our results of operations in future periods when compared to the impact we believe would have occurred without this new accounting standard. We are currently evaluating the impact of the adoption of FSP No. FAS 115-2 and FAS 124-2 to our financial condition, results of operations and cash flows.

loan portfolio; the interest rate climate; the overall availability of housing credit; and general economic conditions. The allowance for loan losses is typically equal to management’s estimate of loan charge-offs in the twelve months following the balance sheet date. Determining the adequacy of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain. We evaluate the adequacy of the allowance for loan losses by loan type: one- to four-family, home equity and consumer and other loan portfolios.

For loans that are not specifically identified for impairment under Statement of Financial Accounting Standards (“SFAS”) No. 114, Accounting by Creditors for Impairment of a Loan-an amendment of FASB Statements No. 5 and 15 (“SFAS No. 114”), which includes TDRs, our allowance is assessed in accordance with SFAS No. 5, Accounting for Contingencies (“SFAS No. 5”). Our one- to four-family and home equity loan portfolios are separated into risk segments based on key risk factors, which include but are not limited to channel of loan origination, documentation type, loan product type and LTV ratio. Based upon the segmentation, probable losses are determined with expected loss rates in each segment. The additional protection provided by mortgage insurance and the credit default swap has been factored into the expected loss on defaulted mortgage loans. The expected recovery from the liquidation of foreclosed real estate and expected recoveries from loan sellers related to contractual guarantees are also factored into the expected loss on defaulted mortgage loans. Our one- to four-family and home equity loan portfolios represented 52% and 39%, respectively, of the total gross loan portfolio as of March 31, 2009.

For the consumer and other loan portfolio, management establishes loss estimates for each consumer portfolio based on credit characteristics and observation of the existing markets. The expected recoveries from the sale of repossessed collateral are factored into the expected loss on defaulted consumer loans based on current liquidation experience. Our consumer and other loan portfolio represented 9% of the total gross loan portfolio as of March 31, 2009.

In addition to the SFAS No. 5 allowance, we also establish a specific allowance for any modified loans that are involved in a TDR in accordance with SFAS No. 114. Under SFAS No. 114, we measure the impairment of a loan using a discounted cash flow analysis and a specific allowance is established to the extent that the investment recorded exceeds the discounted cash flows of a TDR.

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

Average commission per trade—Total trading and investing segment commission revenue divided by total number of trades.

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

Citadel Investment—On November 29, 2007, we entered into an agreement to receive a $2.5 billion cash infusion from Citadel. In consideration for the cash infusion, Citadel received three primary items: substantially all of our asset-backed securities portfolio, 84.7 million shares of common stock in the Company and approximately $1.8 billion 12 1/2% springing lien notes.

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

Enterprise interest-earning assets—Consists of the primary interest-earning assets of the Company and includes: loans, net, margin receivables, available-for-sale mortgage-backed and investment securities, trading securities, stock borrow balances and cash required to be segregated under regulatory guidelines that earn interest for the Company.

Enterprise net interest income—The taxable equivalent basis net operating interest income excluding corporate interest income and corporate interest expense and interest earned on customer cash held by third parties.

Enterprise net interest spread—The taxable equivalent rate earned on average enterprise interest-earning assets less the rate paid on average enterprise interest-bearing liabilities, excluding corporate interest-earning assets and liabilities and cash held by third parties.

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

Main Street Investor—The customer segment that includes those who execute less than 30 trades per quarter and hold less than $50,000 in assets in combined accounts.

Margin debt—The extension of credit to brokerage customers of the Company, on and off balance sheet, where the loan is secured with securities owned by the customer.

Mass Affluent—The customer segment that includes those who hold $50,000 or more in assets in combined accounts.

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

Operating margin—Loss before other income (expense), income tax benefit and discontinued operations.

Operating margin (%)—Percentage of net revenue that goes to loss before other income (expense), income tax benefit and discontinued operations. It is calculated by dividing our loss before other income (expense), income tax benefit and discontinued operations by our total net revenue.

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

Retail deposits—Balances of customer cash held at the Bank; excludes brokered certificates of deposit.

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

Sweep deposit accounts—Accounts with the functionality to transfer brokerage cash balances to and from a Federal Deposit Insurance Corporation (“FDIC”)-insured money market account at the Bank.

Taxable equivalent interest adjustment—The operating interest income earned on certain assets is completely or partially exempt from federal and/or state income tax. As such, these tax-exempt instruments typically yield lower returns than a taxable investment. To provide more meaningful comparison of yields and margins for all interest-earning assets, the interest income earned on tax exempt assets is increased to make it fully equivalent to interest income on other taxable investments. This adjustment is done for the analytic purposes in the net enterprise interest income/spread calculation and is not made on the consolidated statement loss, as that is not permitted under GAAP.

Tier 1 Capital—Adjusted equity capital used in the calculation of capital adequacy ratios at E*TRADE Bank as required by the OTS. Tier 1 capital equals: total shareholder’s equity at E*TRADE Bank, plus/(less) unrealized losses (gains) on available-for-sale securities and cash flow hedges, less deferred tax assets, goodwill and certain other intangible assets.

Troubled Debt Restructuring (“TDR”)—A loan modification that involves granting a significant economic concession to a borrower who is experiencing financial difficulty.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion about our market risk disclosure includes forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of certain factors, including, but not limited to, those set forth in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 and as updated in this report. Market risk is our exposure to changes in interest rates, foreign exchange rates and equity and commodity prices. Our exposure to interest rate risk is related primarily to interest-earning assets and interest-bearing liabilities.

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

Exposure to market risk is dependent upon the distribution and composition of interest-earning assets, interest-bearing liabilities and derivatives. The differing risk characteristics of each product are managed to mitigate our exposure to interest rate fluctuations. At March 31, 2009, 93% of our total assets were enterprise interest-earning assets.

At March 31, 2009, approximately 69% of our total assets were residential real estate loans and available-for-sale mortgage-backed securities. The values of these assets are sensitive to changes in interest rates, as well as expected prepayment levels. As interest rates increase, fixed rate residential mortgages and mortgage-backed securities tend to exhibit lower prepayments. The inverse is true in a falling rate environment.

When real estate loans prepay, unamortized premiums are written off. Depending on the timing of the prepayment, the write-offs of unamortized premiums may result in lower than anticipated yields. E*TRADE Bank’s Asset Liability Committee (“ALCO”) reviews estimates of the impact of changing market rates on prepayments. This information is incorporated into our interest rate risk management strategy.

Our liability structure consists of two central sources of funding: deposits and wholesale borrowings. Cash provided to us through deposits is the primary source of our funding. Our key deposit products include sweep accounts, money market and savings accounts and certificates of deposit. Our wholesale borrowings include securities sold under agreements to repurchase and other borrowings. Customer payables, which represents customer cash contained within our broker-dealers, is an additional source of funding. In addition, the parent company has issued a significant amount of corporate debt.

Our deposit accounts and customer payables tend to be less rate-sensitive than wholesale borrowings. Agreements to repurchase securities re-price as interest rates change. Sweep, money market and savings accounts re-price at management’s discretion. Certificates of deposit re-price over time depending on maturities. FHLB advances and corporate debt generally have fixed rates.

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

E*TRADE Bank has 98% of our enterprise interest-earning assets at both March 31, 2009 and December 31, 2008, and holds 98% of our enterprise interest-bearing liabilities at both March 31, 2009 and December 31, 2008. The sensitivity of NPVE at March 31, 2009 and December 31, 2008 and the limits established by E*TRADE Bank’s Board of Directors are listed below (dollars in thousands):

	Change in NPVE				Board Limit
Parallel Change in Interest Rates (basis points)	March 31, 2009		December 31, 2008
	Amount	Percentage	Amount	Percentage
+300	$(336,542)	(15)%	$(65,600)	(3)%	(55)%
+200	$(67,816)	(3)%	$68,853	3%	(30)%
+100	$63,968	3%	$119,407	5%	(20)%
-100	$(277,789)	(12)%	$(334,132)	(14)%	(20)%
-200(1)	$—	—%	$—	—%	(30)%

(1)

On March 31, 2009, the yield on the three-month Treasury bill was 0.21%. As a result, the OTS temporarily modified the requirements of the NPV Model, resulting in removal of the minus 200 basis points scenario for the periods ended March 31, 2009 and December 31, 2008.

Under criteria published by the OTS, E*TRADE Bank’s overall interest rate risk exposure at March 31, 2009 was characterized as “minimum.” We actively manage our interest rate risk positions. As interest rates change, we will re-adjust our strategy and mix of assets, liabilities and derivatives to optimize our position. For example, a 100 basis points increase in rates may not result in a change in value as indicated above. The ALCO monitors E*TRADE Bank’s interest rate risk position.

Other Market Risk

Equity Security Risk

Equity securities risk is the risk of potential loss from investing in public and private equity securities including foreign currency exchange risk. We hold equity securities for corporate investment purposes and in trading securities for market-making purposes. The foreign currency exchange risk associated with these investments is not material to the Company. For corporate investment purposes, we currently hold publicly traded equity securities, in which we had an estimated fair value of $0.5 million as of March 31, 2009. See the corporate investments line item in the publicly traded equity securities discussion at Note 4—Available-for-Sale Mortgage-Backed and Investment Securities in Item 1. Consolidated Financial Statements.

PART I—FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF LOSS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Revenue:
Operating interest income	$486,637	$699,591
Operating interest expense	(207,975)	(373,220)

Net operating interest income	278,662	326,371

Commission	125,626	122,255
Fees and service charges	46,715	54,941
Principal transactions	17,642	20,490
Gain (loss) on loans and securities, net	16,507	(8,567)
Other revenue	12,191	13,604

Total non-interest income	218,681	202,723

Total net revenue	497,343	529,094

Provision for loan losses	453,963	233,871

Operating expense:
Compensation and benefits	84,172	123,128
Clearing and servicing	42,671	44,885
Advertising and market development	43,591	57,448
Communications	21,561	25,094
Professional services	19,630	23,645
Occupancy and equipment	19,541	20,498
Depreciation and amortization	20,274	21,653
Amortization of other intangibles	7,436	10,910
Facility restructuring and other exit activities	(112)	10,566
Other	35,220	16,506

Total operating expense	293,984	354,333

Loss before other income (expense), income tax benefit and discontinued operations	(250,604)	(59,110)
Other income (expense):
Corporate interest income	424	2,426
Corporate interest expense	(87,315)	(95,241)
Gain (loss) on sales of investments, net	(433)	502
Loss on early extinguishment of debt	(2,999)	(2,851)
Equity in income (loss) of investments and venture funds	(3,129)	4,699

Total other income (expense)	(93,452)	(90,465)

Loss before income tax benefit and discontinued operations	(344,056)	(149,575)
Income tax benefit	(111,371)	(56,648)

Loss from continuing operations	(232,685)	(92,927)
Income from discontinued operations, net of tax	—	1,734

Net loss	$(232,685)	$(91,193)

Basic loss per share from continuing operations	$(0.41)	$(0.20)
Basic earnings per share from discontinued operations	—	0.00

Basic net loss per share	$(0.41)	$(0.20)

Diluted loss per share from continuing operations	$(0.41)	$(0.20)
Diluted earnings per share from discontinued operations	—	0.00

Diluted net loss per share	$(0.41)	$(0.20)

Shares used in computation of per share data:
Basic	567,833	460,857
Diluted	567,833	460,857

See accompanying notes to consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(In thousands, except share amounts)

(Unaudited)

	March 31, 2009	December 31, 2008
ASSETS
Cash and equivalents	$4,492,306	$3,853,849
Cash and investments required to be segregated under federal or other regulations	1,900,235	1,141,598
Trading securities	46,309	55,481
Available-for-sale mortgage-backed and investment securities (includes securities pledged to creditors with the right to sell or repledge of $7,973,459 at March 31, 2009 and $8,398,346 at December 31, 2008)	11,823,392	10,806,094
Margin receivables	2,436,611	2,791,168
Loans, net (net of allowance for loan losses of $1,200,808 at March 31, 2009 and $1,080,611 at December 31, 2008)	23,271,969	24,451,852
Investment in FHLB stock	183,863	200,892
Property and equipment, net	321,934	319,222
Goodwill	1,952,326	1,938,325
Other intangibles, net	378,699	386,130
Other assets	2,639,232	2,593,604

Total assets	$49,446,876	$48,538,215

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Deposits	$27,641,485	$26,136,246
Securities sold under agreements to repurchase	6,946,160	7,381,279
Customer payables	4,181,332	3,753,332
Other borrowings	4,083,033	4,353,777
Corporate debt	2,752,673	2,750,532
Accounts payable, accrued and other liabilities	1,384,042	1,571,553

Total liabilities	46,988,725	45,946,719

Commitments and contingencies (see Note 12)

Shareholders’ equity:
Common stock, $0.01 par value, shares authorized: 1,200,000,000; shares issued and outstanding: 572,051,743 at March 31, 2009 and 563,523,086 at December 31, 2008	5,721	5,635
Additional paid-in capital (“APIC”)	4,084,643	4,064,282
Accumulated deficit	(1,078,452)	(845,767)
Accumulated other comprehensive loss	(553,761)	(632,654)

Total shareholders’ equity	2,458,151	2,591,496

Total liabilities and shareholders’ equity	$49,446,876	$48,538,215

See accompanying notes to consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Net loss	$(232,685)	$(91,193)
Other comprehensive loss
Available-for-sale securities:
Unrealized gains, net(1)	51,834	1,761
Reclassification into earnings, net(2)	(11,627)	8,058

Net change from available-for-sale securities	40,207	9,819

Cash flow hedging instruments:
Unrealized gains (losses), net(3)	35,382	(78,157)
Reclassification into earnings, net(4)	6,817	2,393

Net change from cash flow hedging instruments	42,199	(75,764)

Foreign currency translation losses	(3,513)	(950)

Other comprehensive income (loss)	78,893	(66,895)

Comprehensive loss	$(153,792)	$(158,088)

(1)	Amounts are net of provision for income taxes of $33.5 million and $4.9 million for the three months ended March 31, 2009 and 2008, respectively.
(2)	Amounts are net of provision for income taxes of $7.1 million for the three months ended March 31, 2009 and benefit from income taxes of $4.8 million for the three months ended March 31, 2008.
(3)	Amounts are net of provision for income taxes of $21.3 million for the three months ended March 31, 2009 and benefit from income taxes of $46.4 million for the three months ended March 31, 2008.
(4)	Amounts are net of benefit from income taxes of $4.0 million and $1.4 million for the three months ended March 31, 2009 and 2008, respectively.

See accompanying notes to consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2008	563,523	$5,635	$4,064,282	$(845,767)	$(632,654)	$2,591,496
Net loss	—	—	—	(232,685)	—	(232,685)
Other comprehensive income	—	—	—	—	78,893	78,893
SFAS No. 123(R) related tax effects	—	—	(2,456)	—	—	(2,456)
Issuance of restricted stock	935	9	(9)	—	—	—
Cancellation of restricted stock	(7)	—	—	—	—	—
Retirement of restricted stock to pay taxes	(259)	(3)	(285)	—	—	(288)
Amortization of deferred share-based compensation to APIC under SFAS No. 123(R)	—	—	10,839	—	—	10,839
Additional purchase consideration(1)	7,860	79	8,921	—	—	9,000
Other	—	1	3,351	—	—	3,352

Balance, March 31, 2009	572,052	$5,721	$4,084,643	$(1,078,452)	$(553,761)	$2,458,151

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2007	460,898	$4,609	$3,463,220	$(247,368)	$(391,396)	$2,829,065
Cumulative effect of adoption of SFAS No. 156	—	—	—	285	—	285
Cumulative effect of adoption of SFAS No. 159	—	—	—	(86,894)	86,894	—

Adjusted balance	460,898	4,609	3,463,220	(333,977)	(304,502)	2,829,350
Net loss	—	—	—	(91,193)	—	(91,193)
Other comprehensive loss	—	—	—	—	(66,895)	(66,895)
Exchange of debt for common stock	4,500	45	17,640	—	—	17,685
Exercise of stock options and purchase plans and related tax effects	272	3	(1,306)	—	—	(1,303)
Issuance of restricted stock	8	—	—	—	—	—
Cancellation of restricted stock	(14)	—	—	—	—	—
Retirement of restricted stock to pay taxes	(77)	(1)	(415)	—	—	(416)
Amortization of deferred share-based compensation to APIC under SFAS No. 123(R)	—	—	13,989	—	—	13,989
Additional purchase consideration(1)	2,749	27	9,405	—	—	9,432
Other	—	—	4,690	—	—	4,690

Balance, March 31, 2008	468,336	$4,683	$3,507,223	$(425,170)	$(371,397)	$2,715,339

(1)	Amounts represent additional contingent consideration paid in connection with prior acquisitions.

See accompanying notes to consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(232,685)	$(91,193)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for loan losses	453,963	233,871
Depreciation and amortization (including discount amortization and accretion)	82,827	77,649
(Gain) loss on loans and securities, net and (gain) loss on sales of investments, net	(16,074)	8,643
Equity in (income) loss of investments and venture funds	3,129	(4,699)
Gain on sale of corporate aircraft related assets	—	(23,715)
Loss on early extinguishment of debt	2,999	2,851
Non-cash facility restructuring costs and other exit activities	(86)	3,041
Share-based compensation	10,839	13,989
Deferred taxes	(112,100)	(55,985)
Other	(3,374)	(4,349)
Net effect of changes in assets and liabilities:
Increase in cash and investments required to be segregated under federal or other regulations	(759,782)	(101,419)
Decrease in margin receivables	345,652	534,831
Increase (decrease) in customer payables	428,609	(68,725)
Proceeds from sales, repayments and maturities of loans held-for-sale	—	165,529
Purchases and originations of loans held-for-sale	—	(85,754)
Proceeds from sales, repayments and maturities of trading securities	678,649	695,676
Purchases of trading securities	(671,397)	(621,058)
(Increase) decrease in other assets	(13,082)	255,511
Increase (decrease) in accounts payable, accrued and other liabilities	79,389	(1,234,456)
Decrease in facility restructuring liabilities	(3,270)	(3,894)

Net cash provided by (used in) operating activities	274,206	(303,656)

Cash flows from investing activities:
Purchases of available-for-sale mortgage-backed and investment securities	(5,281,856)	(1,070,770)
Proceeds from sales, maturities of and principal payments on available-for-sale mortgage-backed and investment securities	4,341,212	3,994,007
Net decrease in loans receivable	697,066	1,002,421
Purchases of property and equipment	(23,168)	(25,226)
Proceeds from sale of corporate aircraft related assets	—	69,250
Cash used in business acquisitions, net(1)	(5,000)	(7,883)
Net cash flow from derivatives hedging assets	9	(37,116)
Proceeds from sale of REO and repossessed assets	36,127	12,519
Other	—	609

Net cash (used in) provided by investing activities	$(235,610)	$3,937,811

(1)	Amounts represent additional contingent consideration paid in connection with prior acquisitions.

See accompanying notes to consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS—(Continued)

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Cash flows from financing activities:
Net increase in deposits	$1,504,836	$1,579,545
Net decrease in securities sold under agreements to repurchase	(422,242)	(1,803,041)
Net increase (decrease) in other borrowed funds	27,812	(4,400)
Advances from other long-term borrowings	850,000	600,000
Payments on advances from other long-term borrowings	(1,250,000)	(2,810,694)
Proceeds from issuance of springing lien notes	—	150,000
Proceeds from issuance of common stock from employee stock transactions	—	1,279
Net cash flow from derivatives hedging liabilities	(95,522)	(57,834)
Other	(2,999)	4,458

Net cash provided by (used in) financing activities	611,885	(2,340,687)

Effect of exchange rates on cash	(12,024)	(9,725)

Increase in cash and equivalents	638,457	1,283,743
Cash and equivalents, beginning of period	3,853,849	1,778,244

Cash and equivalents, end of period	$4,492,306	$3,061,987

Supplemental disclosures:
Cash paid for interest	$220,448	$432,698
Cash paid (refund received) for income taxes	$2,662	$(105,674)
Non-cash investing and financing activities:
Transfers from loans to other real estate owned and repossessed assets	$43,095	$58,735
Issuance of common stock upon acquisition(1)	$9,000	$9,432
Issuance of common stock to retire debentures	$—	$17,685
Reclassification of loans held-for-sale to loans held-for-investment	$—	$1,630

(1)	Amounts represent additional contingent consideration paid in connection with prior acquisitions.

See accompanying notes to consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1—ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization—E*TRADE Financial Corporation is a financial services company that provides online brokerage and related products and services primarily to individual investors under the brand “E*TRADE Financial.” Our products and services include investor-focused banking, primarily sweep deposits and savings products and asset gathering.

Basis of Presentation—The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. Entities in which the Company holds at least a 20% ownership or in which there are other indicators of significant influence are generally accounted for by the equity method. Entities in which the Company holds less than 20% ownership and does not have the ability to exercise significant influence are generally carried at cost. Intercompany accounts and transactions are eliminated in consolidation. The Company evaluates investments including joint ventures, low income housing tax credit partnerships and other limited partnerships to determine if the Company is required to consolidate the entities under the guidance of FASB Interpretation No. 46 revised, Consolidation of Variable Interest Entities-an interpretation of ARB No. 51.

Certain prior period items in these consolidated financial statements have been reclassified to conform to the current period presentation. The operations of certain businesses have been accounted for as discontinued operations in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Accordingly, results of operations from prior periods have been reclassified to discontinued operations. Unless noted, discussions herein pertain to the Company’s continuing operations. These consolidated financial statements reflect all adjustments, which are all normal and recurring in nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented, and should be read in conjunction with the consolidated financial statements of E*TRADE Financial Corporation included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The Company reports corporate interest income and corporate interest expense separately from operating interest income and operating interest expense. The Company believes reporting these two items separately provides a clearer picture of the financial performance of the Company’s operations than would a presentation that combined these two items. Operating interest income and operating interest expense is generated from the operations of the Company. Corporate debt, which is the primary source of the corporate interest expense, has been issued primarily in connection with the Citadel Investment and past acquisitions, such as Harrisdirect and BrownCo.

Similarly, the Company reports gain (loss) on sales of investments, net separately from gain (loss) on loans and securities, net. The Company believes reporting these two items separately provides a clearer picture of the financial performance of its operations than would a presentation that combined these two items. Gain (loss) on loans and securities, net is the result of activities in the Company’s operations, namely its balance sheet management segment, including impairment on its available-for-sale mortgage-backed and investment securities portfolio. Gain (loss) on sales of investments, net relates to historical equity investments of the Company at the corporate level and are not related to the ongoing business of the Company’s operating subsidiaries.

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

Financial Statement Descriptions and Related Accounting Policies—Financial statement descriptions and related accounting policies are more fully described in Item 8. Financial Statements and Supplementary Data in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Below are descriptions and accounting policies for certain of the Company’s financial statement categories as updated in this report.

Margin Receivables—At March 31, 2009, the fair value of securities that the Company received as collateral in connection with margin receivables and stock borrowing activities, where the Company is permitted to sell or re-pledge the securities, was approximately $3.4 billion. Of this amount, $1.0 billion had been pledged or sold at March 31, 2009 in connection with securities loans, bank borrowings and deposits with clearing organizations.

Loans, Net—Loans, net consists of real estate and consumer loans that management has the intent and ability to hold for the foreseeable future or until maturity, also known as loans held for investment. Loans that are held for investment are carried at amortized cost adjusted for charge-offs, net, allowance for loan losses, deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans. Loan fees and certain direct loan origination costs are deferred and the net fee or cost is recognized in operating interest income using the interest method over the contractual life of the loans. Premiums and discounts on purchased loans are amortized or accreted into income using the interest method over the remaining period to contractual maturity and adjusted for actual prepayments. Modified loans in which a significant economic concession was granted to a borrower experiencing financial difficulty are considered TDRs in accordance with SFAS No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings.

The Company classifies loans as nonperforming when full and timely collection of interest or principal becomes uncertain or when they are 90 days past due. TDRs are accounted for as nonaccrual loans at the time of modification and return to accrual status after six consecutive payments are made. Interest previously accrued, but not collected, is reversed against current income when a loan is placed on nonaccrual status and is considered nonperforming. Accretion of deferred fees is discontinued for nonperforming loans. Payments received on nonperforming loans are recognized as interest income when the loan is considered collectible and applied to principal when it is doubtful that full payment will be collected.

The Company’s charge-off policy for both one- to four-family and home equity loans is to assess the value of the property when the loans has been delinquent for 180 days or it is in bankruptcy, regardless of whether or not the property is in foreclosure, and charge-off the amount of the loan balance in excess of the estimated current property value. Credit cards are charged-off when collection is not probable or the loan has been delinquent for 180 days. Consumer loans are charged-off when the loan has been delinquent for 120 days or when it is determined that collection is not probable.

Allowance for Loan Losses—The allowance for loan losses is management’s estimate of credit losses inherent in the Company’s loan portfolio as of the balance sheet date.

For loans that are not specifically identified for impairment under SFAS No. 114, the allowance is assessed in accordance with SFAS No. 5. The estimate of the allowance for loan losses is based on a variety of factors, including the composition and quality of the portfolio; delinquency levels and trends; current and historical charge-off and loss experience; current industry charge-off and loss experience; the condition of the real estate market and geographic concentrations within the loan portfolio; the interest rate climate; the overall availability of housing credit; and general economic conditions. The Company’s one- to four-family and home equity loan portfolios are separated into risk segments based on key risk factors, which include but are not limited to channel of loan origination, documentation type, loan product type and LTV ratio. Based upon the segmentation, probable losses are determined with expected loss rates in each segment. The additional protection provided by mortgage insurance and the credit default swap has been factored into the expected loss on defaulted mortgage loans. The expected recovery from the liquidation of foreclosed real estate and expected recoveries from loan sellers related to contractual guarantees are also factored into the expected loss on defaulted mortgage loans. For the consumer and other loan portfolio, management establishes loss estimates for each consumer portfolio based on credit characteristics and observation of the existing markets. The expected recoveries from the sale of repossessed collateral are factored into the expected loss on defaulted consumer loans based on current liquidation experience. Loan losses are charged and recoveries are credited to the allowance for loan losses. The allowance for loan losses is typically equal to management’s estimate of loan charge-offs in the twelve months following the balance sheet date. Management believes this level is representative of probable losses inherent in the loan portfolio at the balance sheet date.

For modified loans accounted for as TDRs, the Company establishes a specific allowance in accordance with SFAS No. 114. Under SFAS No. 114, the impairment of a loan is measured using a discounted cash flow analysis. A specific allowance is established to the extent that the recorded investment exceeds the discounted cash flows of a TDR with a corresponding charge to the provision for loan losses. The specific allowance for these individually impaired loans represents the expected loss over the remaining life of the loan, including the economic concession to the borrower.

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

SFAS No. 161—Disclosures About Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities (“SFAS No. 161”). This statement establishes, among other things, the disclosure requirements for derivative instruments and hedging activities. This statement is effective at the beginning of an entity’s first interim period beginning after November 15, 2008, or January 1, 2009 for the Company. The Company’s disclosures about derivative instruments and hedging activities in the first quarter of 2009 reflect the adoption of this statement. For additional information regarding the adoption of this statement, see Note 6—Accounting for Derivative Financial Instruments and Hedging Activities.

FSP No. FAS 141R-1—Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies

In April 2009, the FASB issued FSP No. 141R-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP No. 141R-1”). FSP No. 141R-1 amends and clarifies SFAS No. 141R, Business Combinations, to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP No. 141R-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2008, or January 1, 2009 for the Company and had no impact on its financial condition, results of operations or cash flows.

FSP No. FAS 107-1 and APB 28-1—Interim Disclosures about Fair Value of Financial Instruments

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP No. FAS 107-1 and APB 28-1”). FSP No. FAS 107-1 and APB 28-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP No. FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after

June 15, 2009, or June 30, 2009 for the Company, with early adoption permitted. The Company did not early adopt this FSP. The Company’s disclosures about fair value of financial instruments will reflect the adoption of this FSP in the second quarter of 2009.

FSP No. FAS 115-2 and FAS 124-2—Recognition and Presentation of Other-Than-Temporary Impairments

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2. FSP No. FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance in GAAP for debt securities and the presentation and disclosure requirements of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP No. FAS 115-2 and FAS 124-2 is effective for interim reporting periods ending after June 15, 2009, or June 30, 2009 for the Company, with early adoption permitted. The Company did not early adopt this FSP. The Company expects the adoption of this standard to decrease the impact of impairments on its results of operations in future periods when compared to the impact the Company believes would have occurred without this new accounting standard. The Company is currently evaluating the impact of the adoption of FSP No. FAS 115-2 and FAS 124-2 to its financial condition, results of operations and cash flows.

FSP No. FAS 157-4—Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP No. FAS 157-4”). FSP No. FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), when the volume and level of activity for the asset or liability have significantly decreased. FSP No. FAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP No. FAS 157-4 is effective for interim reporting periods ending after June 15, 2009, or June 30, 2009 for the Company, with early adoption permitted. The Company did not early adopt this FSP. The Company does not expect the adoption of FSP No. FAS 157-4 to have a material impact on its financial condition, results of operations or cash flows.

NOTE 2—OPERATING INTEREST INCOME AND OPERATING INTEREST EXPENSE

The following table shows the components of operating interest income and operating interest expense from continuing operations (dollars in thousands):

	Three Months Ended March 31,
	2009	2008
Operating interest income:
Loans, net	$313,328	$451,574
Mortgage-backed and investment securities	127,069	109,209
Margin receivables	26,937	90,937
Other	19,303	47,871

Total operating interest income	486,637	699,591

Operating interest expense:
Deposits	(97,014)	(186,704)
Repurchase agreements and other borrowings	(66,075)	(94,934)
FHLB advances	(41,204)	(70,802)
Other	(3,682)	(20,780)

Total operating interest expense	(207,975)	(373,220)

Net operating interest income	$278,662	$326,371

NOTE 3—FAIR VALUE DISCLOSURES

SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the Company may use various valuation approaches, including market, income and/or cost approaches. The fair value hierarchy established in SFAS No. 157 requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Fair value is a market-based measure considered from the perspective of a market participant. As such, even when market assumptions are not readily available, the Company’s own assumptions reflect those that market participants would use in pricing the asset or liability at the measurement date. The standard describes the following three levels used to classify fair value measurements:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.

•	Level 2—Quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

•	Level 3—Unobservable inputs that are significant to the fair value of the assets or liabilities.

The availability of observable inputs can vary and in certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to a fair value measurement requires judgment and consideration of factors specific to the asset or liability.

Recurring Fair Value Measurement Valuation Techniques

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

Collateralized Mortgage Obligations

CMOs, generally non-agency mortgage-backed securities, are typically valued using market observable data, when available, including recent external market transactions for similar instruments. The Company also utilized a pricing service to corroborate the market observability of the Company’s inputs used in the fair value measurements. The valuations of CMOs reflect the Company’s best estimate of what market participants would consider in pricing the financial instruments. The Company considers the price transparency for these financial instruments to be a key determinant of the degree of judgment involved in determining the fair value. As of March 31, 2009, the majority of the Company’s CMOs were categorized in Level 3 of the fair value hierarchy.

Investment Securities

As of March 31, 2009, investment securities included municipal bonds and corporate bonds. For municipal bonds, the Company utilized recent market transactions for identical or similar bonds to corroborate pricing service fair value measurements. Municipal bonds are generally categorized in Level 2 of the fair value hierarchy. The fair value of corporate bonds is estimated using market price quotes corroborated by recently executed transactions observable in the market. Corporate bonds are generally categorized in Level 2 of the fair value hierarchy.

Derivative Financial Instruments

The majority of the Company’s derivative financial instruments, interest rate swap and option contracts, are valued with pricing models commonly used by the financial services industry using market observable pricing inputs. The Company does not consider these models to involve significant judgment on the part of management and corroborated the fair value measurements with counterparty valuations. The majority of the Company’s derivative financial instruments are categorized in Level 2 of the fair value hierarchy. The consideration of credit risk, the Company’s or the counterparty’s, did not result in an adjustment to the valuation of its derivative financial instruments in the periods presented.

U.S. Treasuries

The fair value of U.S. Treasuries is based on quoted market prices in active markets. U.S. Treasuries are classified as Level 1 of the fair value hierarchy.

Securities Owned and Securities Sold, Not Yet Purchased

Securities transactions entered into by certain broker-dealer subsidiaries are included in trading securities and securities sold, not yet purchased in the Company’s SFAS No. 157 disclosures. For equity securities, the Company’s definition of actively traded is based on average daily volume and other market trading statistics. The fair value of securities owned and securities sold, not yet purchased is determined using listed or quoted market prices and are generally categorized in Level 1 or Level 2 of the fair value hierarchy.

Servicing Rights

The Company accounts for servicing rights under the fair value measurement method. The fair value of the servicing rights is determined using models that include observable inputs, if available. To the extent observable inputs are not available, the Company estimates fair value based on the present value of expected future cash flows using its best estimate of the key assumptions, including anticipated loan prepayments and discount rates. Servicing rights are categorized as Level 3 in the fair value hierarchy when unobservable inputs are significant to the fair value measurements.

Recurring Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis are summarized below (dollars in thousands):

	Level 1	Level 2	Level 3	Fair Value
March 31, 2009:
Assets
Trading securities	$2,410	$13,256	$30,643	$46,309

Available-for-sale securities:
Mortgage-backed securities	—	11,201,313	524,245	11,725,558
Investment securities	—	97,671	163	97,834

Total available-for-sale securities	—	11,298,984	524,408	11,823,392

Other assets:
Derivative assets	—	127,818	—	127,818
Deposits with clearing organizations(1)	25,000	—	—	25,000
Servicing rights	—	—	6,048	6,048

Total other assets measured at fair value on a recurring basis	25,000	127,818	6,048	158,866

Total assets measured at fair value on a recurring basis(2)	$27,410	$11,440,058	$561,099	$12,028,567

Liabilities
Derivative liabilities	$—	$326,462	$500	$326,962
Securities sold, not yet purchased	2,140	5,820	—	7,960

Total liabilities measured at fair value on a recurring basis(2)	$2,140	$332,282	$500	$334,922

	Level 1	Level 2	Level 3	Fair Value
December 31, 2008:
Assets
Trading securities	$2,363	$19,712	$33,406	$55,481

Available-for-sale securities:
Mortgage-backed securities	—	10,408,528	304,661	10,713,189
Investment securities	—	92,735	170	92,905

Total available-for-sale securities	—	10,501,263	304,831	10,806,094

Other assets:
Derivative assets	—	137,308	8	137,316
Deposits with clearing organizations(3)	28,000	11,659	—	39,659
Servicing rights	—	—	6,478	6,478

Total other assets measured at fair value on a recurring basis	28,000	148,967	6,486	183,453

Total assets measured at fair value on a recurring basis(4)	$30,363	$10,669,942	$344,723	$11,045,028

Liabilities
Derivative liabilities	$—	$484,681	$500	$485,181
Securities sold, not yet purchased	1,844	4,926	—	6,770

Total liabilities measured at fair value on a recurring basis(4)	$1,844	$489,607	$500	$491,951

(1)	As of March 31, 2009, deposits with clearing organizations includes U.S. Treasuries deposited with clearing organizations by broker-dealer subsidiaries.
(2)	As of March 31, 2009, assets and liabilities measured at fair value on a recurring basis represented 24% and less than 1% of the Company’s total assets and total liabilities, respectively.
(3)	As of December 31, 2008, deposits with clearing organizations includes U.S. Treasuries and investment securities deposited with clearing organizations by broker-dealer subsidiaries.
(4)	As of December 31, 2008, assets and liabilities measured at fair value on a recurring basis represented 23% and 1% of the Company’s total assets and total liabilities, respectively.

Both observable and unobservable inputs may be used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, the realized and unrealized gains and losses for assets and liabilities within the Level 3 category presented in the tables below may include changes in fair value that were attributable to both observable and unobservable inputs. The following tables present additional information about Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended March 31, 2009 and 2008, respectively (dollars in thousands):

		Realized and Unrealized Gains (Losses)
	December 31, 2008	Included in Earnings(1)	Included in Other Comprehensive Income	Total(2)	Purchases, Sales, Other Settlements and Issuances Net	Net Transfers In and/or (Out) of Level 3(3)	March 31, 2009
Trading securities	$33,406	$(2,082)	$—	$(2,082)	$(681)	$—	$30,643
Available-for-sale securities:
Mortgage-backed securities	$304,661	$(18,783)	$15,433	$(3,350)	$(31,610)	$254,544	$524,245
Investment securities	$170	$—	$(7)	$(7)	$—	$—	$163
Servicing rights	$6,478	$(430)	$—	$(430)	$—	$—	$6,048
Derivative instruments, net(4)	$(492)	$(8)	$—	$(8)	$—	$—	$(500)

(1)	The majority of realized and unrealized gains (losses) included in earnings are reported in the gain (loss) on loans and securities, net line item.
(2)	The majority of total realized and unrealized gains (losses) were related to Level 3 instruments held at March 31, 2009.
(3)	The level classification transfers of certain CMOs were driven by changes in price transparency for the securities.
(4)	Represents derivative assets net of derivative liabilities for presentation purposes only.

		Realized and Unrealized Gains (Losses)
	January 1, 2008	Included in Earnings(1)	Included in Other Comprehensive Loss	Total(2)	Purchases, Sales, Other Settlements and Issuances Net	March 31, 2008
Trading securities	$37,795	$(1,134)	$—	$(1,134)	$(7,947)	$28,714
Available-for-sale securities:
Mortgage-backed securities	$768,815	$(26,602)	$(81,068)	$(107,670)	$(23,283)	$637,862
Investment securities	$2,117	$—	$796	$796	$(977)	$1,936
Servicing rights	$8,282	$(36)	$—	$(36)	$330	$8,576
Derivative instruments, net(3)	$(3,644)	$3,513	$—	$3,513	$—	$(131)

(1)	The majority of realized and unrealized gains (losses) included in earnings are reported in the gain (loss) on loans and securities, net line item.
(2)	The majority of total realized and unrealized gains (losses) were related to Level 3 instruments held at March 31, 2008.
(3)	Represents derivative assets net of derivative liabilities for presentation purposes only.

Level 3 Assets and Liabilities

Level 3 assets and liabilities included instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. As of March 31, 2009, 1% of the Company’s total assets and less than 1% of total liabilities represented instruments measured at fair value on a recurring basis categorized as Level 3.

In general, level classification transfers in and out of Level 3 during the three months ended March 31, 2009 were driven by changes in price transparency in the CMO market during the period. The Company’s transfers in and out of Level 3 are as of the beginning of the reporting period on a quarterly basis. While the Company’s fair value estimates of Level 3 instruments as of March 31, 2009 utilized observable inputs where available, the valuation included significant management judgment in determining the relevance and reliability of market information considered and the financial instruments were therefore classified as Level 3.

Level 3 assets as of March 31, 2009 included $276.5 million of CMOs classified as Level 2 on December 31, 2008. The $18.8 million CMO impairment recorded for the three months ended March 31, 2009 related to CMOs classified as Level 3 as of March 31, 2009. Of the $18.8 million CMO impairment recorded during the three months ended March 31, 2009, $14.3 million related to CMOs transferred into Level 3 in the first quarter of 2009. The $26.6 million CMO impairment recorded for the three months ended March 31, 2008 related to CMOs classified as Level 3 as of March 31, 2008.

Nonrecurring Fair Value Measurements

Financial Instruments

The Company also measures certain other financial instruments at fair value on a nonrecurring basis in accordance with GAAP. The Company’s charge-off policy for both one- to four-family and home equity loans is to assess the value of the property when the loan has been delinquent for 180 days or it is in bankruptcy, regardless of whether or not the property is in foreclosure, and charge-off the amount of the loan balance in excess of the estimated current property value. The Company classified these fair value measurements, approximately $327 million and $61 million for the three months ended March 31, 2009 and 2008, respectively, as Level 3 of the fair value hierarchy as the valuations included Level 3 inputs that were significant to the estimate of fair value. These fair value measurements resulted in $107.6 million and $30.0 million of charge-offs for the three months ended March 31, 2009 and 2008, respectively.

Nonfinancial Instruments

The Company measures certain nonfinancial instruments at fair value on a nonrecurring basis in accordance with GAAP. The Company adopted certain provisions of SFAS No. 157 on January 1, 2009 as they relate to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. Included in the other assets line item in the consolidated balance sheet is real estate acquired through foreclosure which is recorded at the lower of carrying value or fair value, less estimated selling costs. The Company classified these fair value measurements, approximately $73 million for the three months ended March 31, 2009, as Level 3 of the fair value hierarchy as the majority of the valuations included Level 3 inputs that were significant to the estimate of fair value. These fair value measurements resulted in $15.9 million in write-downs for the three months ended March 31, 2009.

NOTE 4—AVAILABLE-FOR-SALE MORTGAGE-BACKED AND INVESTMENT SECURITIES

The amortized cost basis and estimated fair values of available-for-sale mortgage-backed and investment securities are shown in the following tables (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values
March 31, 2009:
Mortgage-backed securities:
Backed by U.S. Government sponsored and federal agencies	$11,114,704	$99,195	$(50,163)	$11,163,736
CMOs and other	869,315	2,875	(310,368)	561,822

Total mortgage-backed securities	11,984,019	102,070	(360,531)	11,725,558

Investment securities:
Debt securities:
Municipal bonds	100,712	—	(12,380)	88,332
Corporate bonds	25,420	1	(16,441)	8,980

Total debt securities	126,132	1	(28,821)	97,312
Publicly traded equity securities:
Corporate investments	163	359	—	522

Total investment securities	126,295	360	(28,821)	97,834

Total available-for-sale securities	$12,110,314	$102,430	$(389,352)	$11,823,392

December 31, 2008:
Mortgage-backed securities:
Backed by U.S. Government sponsored and federal agencies	$10,115,865	$82,663	$(87,715)	$10,110,813
CMOs and other	920,474	14	(318,112)	602,376

Total mortgage-backed securities	11,036,339	82,677	(405,827)	10,713,189

Investment securities:
Debt securities:
Municipal bonds	100,706	1	(21,101)	79,606
Corporate bonds	25,454	14	(12,667)	12,801

Total debt securities	126,160	15	(33,768)	92,407
Publicly traded equity securities:
Corporate investments	532	285	(319)	498

Total investment securities	126,692	300	(34,087)	92,905

Total available-for-sale securities	$11,163,031	$82,977	$(439,914)	$10,806,094

Other-Than-Temporary Impairment of Investments

The following tables show the fair values and unrealized losses on investments, aggregated by investment category, and the length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Values	Unrealized Losses	Fair Values	Unrealized Losses	Fair Values	Unrealized Losses
March 31, 2009:
Mortgage-backed securities:
Backed by U.S. Government sponsored and federal agencies	$399,633	$(1,094)	$2,894,677	$(49,069)	$3,294,310	$(50,163)
CMOs and other	62,217	(41,166)	442,127	(269,202)	504,344	(310,368)
Debt securities:
Municipal bonds	—	—	88,321	(12,380)	88,321	(12,380)
Corporate bonds	24	(2)	8,928	(16,439)	8,952	(16,441)

Total temporarily impaired securities	$461,874	$(42,262)	$3,434,053	$(347,090)	$3,895,927	$(389,352)

December 31, 2008:
Mortgage-backed securities:
Backed by U.S. Government sponsored and federal agencies	$1,050,268	$(9,255)	$3,157,773	$(78,460)	$4,208,041	$(87,715)
CMOs and other	53,836	(40,668)	522,313	(277,444)	576,149	(318,112)
Debt securities:
Municipal bonds	—	—	79,595	(21,101)	79,595	(21,101)
Corporate bonds	39	(4)	12,719	(12,663)	12,758	(12,667)
Publicly traded equity securities:
Corporate investments	—	—	43	(319)	43	(319)

Total temporarily impaired securities	$1,104,143	$(49,927)	$3,772,443	$(389,987)	$4,876,586	$(439,914)

The Company does not believe that any individual unrealized loss in the available-for-sale portfolio as of March 31, 2009 represents an other-than-temporary impairment. The majority of the unrealized losses on mortgage-backed securities are attributable to changes in interest rates and a re-pricing of risk in the market. Substantially all mortgage-backed securities backed by U.S. Government sponsored and federal agencies are AAA-rated. Municipal bonds and corporate bonds are evaluated by reviewing the credit-worthiness of the issuer and general market conditions. The Company has the intent and ability to hold the securities in an unrealized loss position at March 31, 2009 until the market value recovers or the securities mature(1).

Within the securities portfolio, the highest concentration of credit risk is the CMO portfolio. As of March 31, 2009, the Company concluded that approximately $37.3 million of these securities had a probable risk of future loss as a result of deterioration in the expected credit performance of the underlying loans in the securities. These securities were written down to their estimated fair market value by recording $18.8 million

(1)

In the second quarter of 2009, the Company will adopt FSP No. FAS 115-2 and FAS 124-2 which amends the other-than-temporary impairment guidance in GAAP for debt securities. The Company expects the adoption of this standard to decrease the impact of impairments on its results of operations in future periods when compared to the impact the Company believes would have occurred without this new accounting standard. The Company is currently evaluating the impact of the adoption of FSP No. FAS 115-2 and FAS 124-2 to its financial condition, results of operations and cash flows.

impairment during the three months ended March 31, 2009. The Company recorded other-than-temporary impairment charges of $26.6 million for CMO securities for the three months ended March 31, 2008.

Our intent to hold securities in an unrealized loss position at March 31, 2009 until the market value recovers or the securities mature was based on the facts and circumstances that existed as of that date. The Emergency Economic Stabilization Act of 2008 (the “Act”) was signed into law on October 3, 2008. This Act grants the Treasury authority to purchase troubled assets from financial institutions under the TARP. A new administration came into office and a new Treasury Secretary was named. On March 23, 2009, the new administration announced a new “Public-Private Investment Program” to address the problem of troubled real estate-related assets on banks’ balance sheets. Under the program, the Treasury will work with private investors to establish funds that purchase both loans and securities from financial institutions allowing them to cleanse their balance sheets of what are often referred to as “legacy” assets. The Company does not yet know enough about how this program will be implemented and most importantly the Company does not yet know enough about the prices at which banks’ troubled assets would be sold to these funds to determine if it would be of interest to the Company. Therefore the Company cannot make an assessment of whether the Treasury’s plans under the Act will impact the Company’s intent with respect to these securities and its loans in future periods. The Company’s ability and intent to hold securities in an unrealized loss position at March 31, 2009 until the market value recovers or the securities mature was based on these facts.

The detailed components of the gain (loss) on loans and securities, net and gain (loss) on sales of investments, net line items on the consolidated statement of loss are shown below.

Gain (Loss) on Loans and Securities, Net

Gain (loss) on loans and securities, net are as follows (dollars in thousands):

	Three Months Ended March 31,
	2009	2008
Loss on sales of loans, net	$—	$(498)
Gain (loss) on securities, net
Gain on securities and other investments	37,826	13,263
Loss on impairment	(18,801)	(26,602)
Gain (loss) on trading securities	(2,468)	3,621
Hedge ineffectiveness	(50)	1,649

Gain (loss) on securities, net	16,507	(8,069)

Gain (loss) on loans and securities, net	$16,507	$(8,567)

Gain (loss) on Sales of Investments, Net

Gain (loss) on sales of investments, net are as follows (dollars in thousands):

	Three Months Ended March 31,
	2009	2008
Realized gain (loss) on sales of publicly traded equity securities	$(317)	$254
Other	(116)	248

Gain (loss) on sales of investments, net	$(433)	$502

NOTE 5—LOANS, NET

Loans, net are summarized as follows (dollars in thousands):

	March 31, 2009	December 31, 2008
One- to four-family	$12,539,663	$12,979,844
Home equity	9,533,008	10,017,183
Consumer and other loans:
Recreational vehicle	1,496,754	1,570,116
Marine	406,331	424,595
Commercial	188,934	214,084
Other	85,565	89,875

Total consumer and other loans	2,177,584	2,298,670

Total loans receivable	24,250,255	25,295,697
Unamortized premiums, net	222,522	236,766
Allowance for loan losses	(1,200,808)	(1,080,611)

Total loans, net	$23,271,969	$24,451,852

The following table provides an analysis of the allowance for loan losses for the three months ended March 31, 2009 and 2008 (dollars in thousands):

	Three Months Ended March 31,
	2009	2008
Allowance for loan losses, beginning of period	$1,080,611	$508,164
Provision for loan losses	453,963	233,871
Charge-offs	(342,978)	(182,412)
Recoveries	9,212	6,285

Net charge-offs	(333,766)	(176,127)

Allowance for loan losses, end of period	$1,200,808	$565,908

The Company has a CDS on $4.0 billion of its first-lien residential real estate loan portfolio through a synthetic securitization structure. As of March 31, 2009, the balance of the loans covered by the CDS was $2.7 billion. A CDS provides, for a fee, an assumption by a third party of a portion of the credit risk related to the underlying loans. The CDS provides protection for losses in excess of $4.0 million, but not to exceed approximately $30.3 million. In addition, the Company’s regulatory risk-weighted assets were reduced as a result of this transaction because the Company transferred a portion of its credit risk to an unaffiliated third party. The Company recognized $1.4 million in losses on the portion of the loans covered under the CDS during the three months ended March 31, 2009 and $3.0 million in losses since we entered the CDS. The Company has not yet realized any recoveries from the CDS as losses on the covered loans have not yet exceeded $4.0 million; however, the estimated recoveries from the CDS for the next twelve months were $27.3 million at March 31, 2009, which is reflected in the allowance for loan losses.

In 2008 and continuing into the beginning of 2009, the Company initiated a loan modification program with a goal of avoiding foreclosure, primarily for loans that are nonperforming. As part of the program, the Company considers modifications in which it made a significant economic concession to a borrower experiencing financial difficulty a TDR. The Company has also modified a small number of loans in which it did not make a significant economic concession to the borrower.

Included in our allowance for loan losses at March 31, 2009 was a specific allowance of $62.5 million that was established for TDRs. The specific allowance for these individually impaired loans represents the expected loss over the remaining life of the loan, including the economic concession to the borrower. The following table shows detailed information related to the Company’s modified loans accounted for as TDRs as of and for the three months March 31, 2009 (dollars in thousands):

	Recorded Investment in TDRs(1)	Specific Valuation Allowance	Specific Valuation Allowance as a % of TDR Loans
March 31, 2009
One- to four-family	$45,241	$10,498	23%
Home equity	70,456	52,049	74%

Total(2)	$115,697	$62,547	54%

(1)	For the three months ended March 31, 2009, the average recorded investment in TDR loans was $115.5 million and the interest income recognized on these loans was $0.6 million.
(2)	At March 31, 2009, $109.6 million TDRs had an associated specific valuation allowance and $6.1 million did not have an associated valuation allowance.

NOTE 6—ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

The Company enters into derivative transactions primarily to protect against interest rate risk on the value of certain assets, liabilities and future cash flows. Financial derivative instruments designated in hedging relationships that mitigate the exposure to the variability in expected future cash flows or other forecasted transactions are considered cash flow hedges. Financial derivative instruments in hedging relationships that mitigate exposure to changes in the fair value of assets or liabilities are considered fair value hedges under SFAS No. 133, as amended. The Company is also required to recognize certain contracts and commitments as derivatives when the characteristics of those contracts and commitments meet the definition of a derivative as promulgated by SFAS No. 133, as amended. Each derivative is recorded on the balance sheet at fair value as a freestanding asset or liability. Cash flow and fair value ineffectiveness is re-measured on a quarterly basis. The following table summarizes the location and fair value amounts of derivative instruments reported in the consolidated balance sheet in accordance with the Company’s adoption of SFAS No. 161 on January 1, 2009 (dollars in thousands):

	Fair Value
	Asset(1)	Liability(2)	Net
March 31, 2009
Derivatives designated as hedging instruments under SFAS No. 133, as amended:
Interest rate contracts
Cash flow hedges	$93,343	$(315,661)	$(222,318)
Fair value hedges	19,747	—	19,747
Other derivatives	2,773	—	2,773

Total derivatives designated as hedging instruments under SFAS No. 133, as amended	115,863	(315,661)	(199,798)

Derivatives not designated as hedging instruments under SFAS No. 133, as amended:
Interest rate contracts	11,808	(10,801)	1,007
Other derivatives	147	(500)	(353)

Total derivatives not designated as hedging instruments under SFAS No. 133, as amended	11,955	(11,301)	654

Total derivative instruments	$127,818	$(326,962)	$(199,144)

(1)	Reflected in the other assets line item on the consolidated balance sheet.
(2)	Reflected in the accounts payable, accrued and other liabilities line item on the consolidated balance sheet.

Cash Flow Hedges

The majority of the Company’s derivative instruments as of March 31, 2009 and December 31, 2008 were designated as cash flow hedges. These hedges, which include a combination of interest rate swaps, forward-starting swaps and purchased options on caps and floors, are used primarily to reduce the variability of future cash flows associated with existing variable-rate liabilities and assets and forecasted issuances of liabilities.

The effective portion of changes in fair value of the financial derivative instruments that hedge cash flows is reported as a component of accumulated other comprehensive loss, net of tax in the consolidated balance sheet, for both active and terminated hedges. Amounts are then included in net operating interest income as a yield adjustment in the same period the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the financial derivative is reported as fair value adjustments of financial derivatives in the gain (loss) on loans and securities, net line item in the consolidated statement of loss.

If it becomes probable that a hedged forecasted transaction will not occur, amounts included in accumulated other comprehensive loss related to the specific hedging instruments would be reclassified into the gain (loss) on loans and securities, net line item in the consolidated statement of loss. If hedge accounting is discontinued because a financial derivative instrument ceases to be a highly effective hedge; or is sold, terminated or de-designated, amounts included in accumulated other comprehensive loss related to the specific hedging instrument continue to be reported in other comprehensive income or loss until the forecasted transaction affects earnings. Financial derivative instruments no longer in hedging relationships continue to be recorded at fair value with changes in fair value being reported in the gain (loss) on loans and securities, net line item in the consolidated statement of loss.

The future issuances of liabilities, including repurchase agreements, are largely dependent on the market demand and liquidity in the wholesale borrowings market. As of March 31, 2009, the Company believes the forecasted issuance of all debt in cash flow hedge relationships is probable. However, unexpected changes in market conditions in future periods could impact the ability to issue this debt. The Company believes the forecasted issuance of debt in the form of repurchase agreements is most susceptible to an unexpected change in market conditions.

The following table summarizes information related to the Company’s interest rate contracts in cash flow hedge relationships, hedging variable-rate assets and liabilities and the forecasted issuances of liabilities (dollars in thousands):

	Notional Amount	Fair Value			Weighted-Average
		Asset	Liability	Net	Pay Rate	Receive Rate	Strike Rate	Remaining Life (Years)
March 31, 2009:
Pay-fixed interest rate swaps:
Repurchase agreements	$1,640,000	$—	$(287,474)	$(287,474)	4.90%	1.07%	N/A	9.82
FHLB advances	280,000	—	(28,187)	(28,187)	4.33%	1.30%	N/A	7.65
Purchased interest rate options(1):
Caps	1,435,000	2,438	—	2,438	N/A	N/A	5.22%	3.31
Floors	1,900,000	90,905	—	90,905	N/A	N/A	6.43%	2.21

Total cash flow hedges	$5,255,000	$93,343	$(315,661)	$(222,318)	4.82%	1.11%	5.91%	5.18

December 31, 2008:
Pay-fixed interest rate swaps:
Repurchase agreements	$2,080,000	$—	$(415,410)	$(415,410)	4.88%	2.61%	N/A	9.89
FHLB advances	330,000	—	(44,135)	(44,135)	4.50%	1.91%	N/A	7.85
Purchased interest rate forward-starting swaps:
Repurchase agreements	100,000	—	(11,254)	(11,254)	3.90%	N/A	N/A	10.15
Purchased interest rate options(1):
Caps	1,635,000	2,620	—	2,620	N/A	N/A	5.19%	3.13
Floors	1,900,000	99,473	—	99,473	N/A	N/A	6.43%	2.46

Total cash flow hedges	$6,045,000	$102,093	$(470,799)	$(368,706)	4.79%	2.52%	5.86%	5.62

(1)	Caps are used to hedge repurchase agreements. Floors are used to hedge home equity lines of credit.

Additionally, the Company enters into forward purchase and sale agreements, which are considered cash flow hedges, when the terms of the commitments exactly match the terms of the securities purchased or sold. As of March 31, 2009, the fair value of forward contracts accounted for as cash flow hedges included in the derivative assets line item was $2.8 million.

The following table shows: 1) amounts recorded in accumulated other comprehensive loss related to derivative instruments accounted for as cash flow hedges; 2) amount of ineffectiveness recorded in earnings related to derivative instruments accounted for as cash flow hedges; 3) the notional amounts and fair values of derivatives terminated for the periods presented; and 4) the amortization of terminated interest rate swaps and options included in net operating interest income (dollars in thousands):

	Three Months Ended March 31,
	2009	2008
Impact on accumulated other comprehensive loss (net of tax):
Beginning balance	$(417,489)	$(132,223)
Unrealized gain (loss), net	35,382	(78,157)
Reclassifications into earnings, net	6,817	2,393

Ending balance	$(375,290)	$(207,987)

Cash flow hedge ineffectiveness(1)(2)	$(50)	$(84)

Derivatives terminated during the period:
Notional	$790,000	$1,590,000
Fair value of net losses recognized in accumulated other comprehensive loss	$(95,522)	$(76,034)
Amortization of terminated interest rate swaps and options included in net operating interest income	$(8,824)	$(688)

(1)

The amount of ineffectiveness recorded in earnings for cash flow hedges is equal to the excess of the cumulative change in the fair value of the actual derivative over the cumulative change in the fair value of a hypothetical derivative which is created to match the exact terms of the underlying instruments being hedged.

(2)	The cash flow hedge ineffectiveness is reflected in the gain (loss) on loans and securities, net line item.

During the upcoming twelve months, the Company expects to include a pre-tax amount of approximately $13.6 million of net unrealized losses that are currently reflected in accumulated other comprehensive loss in net operating interest income as a yield adjustment in the same periods in which the related items affect earnings. The losses accumulated in other comprehensive loss on the derivative instruments terminated shown in the preceding table will be included in net operating interest income over the periods the related items will affect earnings, ranging from 98 days to approximately 14 years.

The following table shows the balance in accumulated other comprehensive loss attributable to open cash flow hedges and discontinued cash flow hedges (dollars in thousands):

	Three Months Ended March 31,
	2009	2008
Accumulated other comprehensive loss balance (net of tax) related to:
Open cash flow hedges	$(170,695)	$(171,979)
Discontinued cash flow hedges	(204,595)	(36,008)

Total cash flow hedges	$(375,290)	$(207,987)

The following table shows the balance in accumulated other comprehensive loss attributable to cash flow hedges by type of hedged item (dollars in thousands):

	Three Months Ended March 31,
	2009	2008
Accumulated other comprehensive income (loss) related to:
FHLB advances	$(121,531)	$(95,963)
Repurchase agreements	(576,406)	(298,273)
Home equity lines of credit	92,452	64,632
Other	1,759	(1,112)

Total other comprehensive loss before tax	(603,726)	(330,716)
Tax benefit	228,436	122,729

Total cash flow hedges, net of tax	$(375,290)	$(207,987)

Fair Value Hedges

The Company uses interest rate swaps to offset its exposure to changes in value of certain fixed-rate liabilities. Changes in the fair value of the derivatives are recognized currently in the gain (loss) on loans and securities, net line item.

Fair value hedges are accounted for by recording the fair value of the financial derivative instrument and the change in fair value of the asset or liability being hedged on the consolidated balance sheet. To the extent that the hedge is ineffective, the changes in the fair values will not offset and the difference, or hedge ineffectiveness, is reflected in the gain (loss) on loans and securities, net line item in the consolidated statement of loss. Cash payments or receipts and related accruals during the reporting period on derivatives included in fair value hedge relationships are recorded as an adjustment to interest income or expense on the hedged item.

Hedge accounting is discontinued for fair value hedges if a financial derivative instrument ceases to be a highly effective as a hedge or if the derivative is sold, terminated or de-designated. If fair value hedge accounting is discontinued, the net gain or loss on the underlying transactions being hedged is amortized to interest expense or interest income over the original forecasted period at the time of de-designation. Changes in the fair value of the derivative instruments after de-designation of fair value hedge accounting are recorded in the gain (loss) on loans and securities, net line item in the consolidated statement of loss. For a discontinued fair value hedge, the previously hedged item is no longer adjusted for changes in fair value.

The following table summarizes information related to interest rate contracts in fair value hedge relationships (dollars in thousands):

	Notional Amount	Fair Value			Weighted-Average
		Asset	Liability	Net	Pay Rate	Receive Rate	Strike Rate	Remaining Life (Years)
March 31, 2009:
Receive-fixed interest rate swaps:
Corporate debt	$414,500	$19,747	$—	$19,747	4.02%	7.38%	N/A	4.46

Total fair value hedges	$414,500	$19,747	$—	$19,747	4.02%	7.38%	N/A	4.46

December 31, 2008:
Receive-fixed interest rate swaps:
Corporate debt	$414,500	$20,726	$—	$20,726	4.70%	7.38%	N/A	4.71
Brokered certificates of deposit	4,210	8	—	8	1.85%	5.38%	N/A	11.21

Total fair value hedges	$418,710	$20,734	$—	$20,734	4.67%	7.35%	N/A	4.77

The following table summarizes the effect of interest rate contracts designated and qualifying as hedging instruments in fair value hedges and related hedged items on the consolidated statement of loss in accordance with the Company’s adoption of SFAS No. 161 on January 1, 2009 (dollars in thousands):

	Three Months Ended March 31, 2009
	Hedging Instrument	Hedged Item
Gain (loss) included in earnings:
Interest rate contracts
Corporate debt	$(979)	$979
Brokered certificates of deposit	(8)	8

Total fair value hedges	$(987)	$987

There was no fair value hedge ineffectiveness for the three months ended March 31, 2009 and $1.7 million of fair value hedge ineffectiveness for the three months ended March 31, 2008. The fair value hedge ineffectiveness is reflected in the gain (loss) on loans and securities, net line item.

Derivatives Not Designated as Hedging Instruments

The Company also enters into derivative transactions not designated as hedging instruments. These derivative instruments primarily consist of interest rate contracts as of March 31, 2009.

Interest Rate Contracts

The Company also enters into interest rate contracts based on market movements. These derivatives are recorded at fair value on the Company’s consolidated balance sheet with the change in fair value and interest income or expense recognized in gain (loss) on loans and securities, net. The change in fair value of these derivative instruments resulted in a $0.2 million loss for the three months ended March 31, 2009.

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

Impact on Fair Value Measurements

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

The Company considered the impact of credit risk on the fair value measurement for derivative instruments, particularly those in net liability positions to counterparties, to be mitigated by the enforcement of credit support agreements, and the collateral requirements therein. The Company pledged approximately $284.9 million of its mortgage-backed securities as collateral related to its derivative contracts as of March 31, 2009.

The Company’s credit risk analysis for derivative instruments also considered whether the cost to mitigate the credit loss exposure on derivative instruments in net asset positions would have resulted in material adjustments to the valuations. During the three months ended March 31, 2009, the consideration of counterparty credit risk did not result in an adjustment to the valuation of its derivative financial instruments.

Impact on Liquidity

In the normal course of business, collateral requirements contained in the Company’s derivative instruments are enforced by the Company and its counterparties. Upon enforcement of the collateral requirements, the amount of collateral requested is typically based on the net fair value of all derivative instruments with the counterparty; that is derivative assets net of derivative liabilities at the counterparty level. If the Company were to be in violation of certain provisions of the derivative instruments, the counterparties to the derivative instruments could request payment or collateralization on derivative instruments. The Company expects such requests would be based on the fair value of derivative assets net of derivative liabilities at the counterparty level. Derivative instruments in net liability positions at the counterparty level was $248.4 million as of March 31, 2009. The fair value of the Company’s mortgage-backed securities pledged as collateral, $284.9 million as of March 31, 2009, exceeded derivative instruments in net liability positions at the counterparty level by $36.5 million.

NOTE 7—DEPOSITS

Deposits are summarized as follows (dollars in thousands):

	Weighted-Average Rate		Amount		Percentage to Total
	March 31, 2009	December 31, 2008	March 31, 2009	December 31, 2008	March 31, 2009	December 31, 2008
Money market and savings accounts	1.37%	2.73%	$14,257,747	$12,692,729	51.5%	48.6%
Sweep deposit accounts(1)	0.07%	0.07%	10,243,981	9,650,431	37.1	36.9
Certificates of deposit	2.94%	3.37%	2,033,182	2,363,385	7.4	9.0
Checking accounts	0.51%	1.06%	862,177	991,477	3.1	3.8
Brokered certificates of deposit	4.59%	4.48%	244,398	438,224	0.9	1.7

Total deposits	1.01%	1.77%	$27,641,485	$26,136,246	100.0%	100.0%

(1)	A sweep product transfers brokerage customer balances to the Bank, which holds these funds as customer deposits in FDIC-insured demand deposits and money market deposit accounts.

NOTE 8—SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER BORROWINGS

The maturities of borrowings at March 31, 2009 and total borrowings at March 31, 2009 and December 31, 2008 are shown below (dollars in thousands):

	Repurchase Agreements	Other Borrowings		Total	Weighted Average Interest Rate
		FHLB Advances	Other
Years Ending December 31,
2009	$4,109,072	$1,450,000	$150,464	$5,709,536	1.54%
2010	1,537,088	150,000	1,356	1,688,444	1.84%
2011	—	—	111	111	4.69%
2012	100,000	350,000	—	450,000	4.39%
2013	100,000	100,000	—	200,000	4.03%
Thereafter	1,100,000	1,453,600	427,502	2,981,102	3.86%

Total borrowings at March 31, 2009	$6,946,160	$3,503,600	$579,433	$11,029,193	2.38%

Total borrowings at December 31, 2008	$7,381,279	$3,903,600	$450,177	$11,735,056	3.42%

NOTE 9—CORPORATE DEBT

The Company’s corporate debt by type is shown below (dollars in thousands):

March 31, 2009	Face Value	Discount	Fair Value Adjustment(1)	Net
Senior notes:
8% Notes, due 2011	$435,515	$(1,601)	$12,484	$446,398
7 3/8% Notes, due 2013	414,665	(4,118)	30,834	441,381
7 7/8% Notes, due 2015	243,177	(1,997)	12,693	253,873

Total senior notes	1,093,357	(7,716)	56,011	1,141,652
Springing lien notes 12 1/2%, due 2017	2,057,000	(455,101)	9,122	1,611,021

Total corporate debt	$3,150,357	$(462,817)	$65,133	$2,752,673

December 31, 2008	Face Value	Discount	Fair Value Adjustment(1)	Net
Senior notes:
8% Notes, due 2011	$435,515	$(1,763)	$13,855	$447,607
7 3/8% Notes, due 2013	414,665	(4,334)	32,435	442,766
7 7/8% Notes, due 2015	243,177	(2,071)	13,183	254,289

Total senior notes	1,093,357	(8,168)	59,473	1,144,662
Springing lien notes 12 1/2%, due 2017	2,057,000	(460,515)	9,385	1,605,870

Total corporate debt	$3,150,357	$(468,683)	$68,858	$2,750,532

(1)	The fair value adjustment is related to changes in fair value of the debt while in a fair value hedge relationship in accordance with SFAS No. 133, as amended.

Senior Notes

All of the Company’s senior notes are unsecured and will rank equal in right of payment with all of the Company’s existing and future unsubordinated indebtedness and will rank senior in right of payment to all its existing and future subordinated indebtedness.

Springing Lien Notes

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

The indenture for the Company’s 12 1 /2% Notes requires the Company to secure the 12 1/2% Notes with the property and assets of the Company and any future subsidiary guarantors (subject to certain exceptions). The requirement to secure the 12 1/2% Notes will occur on the earlier of: (1) the date on which the 8% Notes are redeemed or (2) the first date on which the Company is allowed to grant liens in excess of $300 million under the 8% Notes. The requirement to secure the 12 1/2% Notes is limited to the amount of debt under the 12 1/2% Notes that would not trigger a requirement for the Company to equally and ratably secure the existing 8% Notes, 7 3/8% Notes and the 7 7/8% Notes.

NOTE 10—LOSS PER SHARE

The following table is a reconciliation of basic and diluted loss per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2009	2008
Basic:
Numerator:
Loss from continuing operations, net of tax	$(232,685)	$(92,927)
Income from discontinued operations, net of tax	—	1,734

Net loss	$(232,685)	$(91,193)

Denominator:
Basic weighted-average shares outstanding	567,833	460,857

Diluted:
Numerator:
Net loss	$(232,685)	$(91,193)

Denominator:
Diluted weighted-average shares outstanding	567,833	460,857

Per share:
Basic loss per share:
Loss per share from continuing operations	$(0.41)	$(0.20)
Earnings per share from discontinued operations	—	0.00

Net loss per share	$(0.41)	$(0.20)

Diluted loss per share:
Loss per share from continuing operations	$(0.41)	$(0.20)
Earnings per share from discontinued operations	—	0.00

Net loss per share	$(0.41)	$(0.20)

For the three months ended March 31, 2009 and 2008, the Company excluded from the calculations of diluted loss per share 35.3 million shares and 85.0 million shares, respectively, of stock options and restricted stock awards and units that would have been anti-dilutive. Of the excluded shares, 3.0 million shares and 48.1 million shares for the three months ended March 31, 2009 and 2008, respectively, were anti-dilutive because of the Company’s net loss for the periods. Included in the 48.1 million shares for the three months ended March 31, 2008, were 46.7 million shares that had not been issued in connection with the Citadel Investment.

NOTE 11—REGULATORY REQUIREMENTS

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

As of March 31, 2009, all of the Company’s significant broker-dealer subsidiaries met minimum net capital requirements. Total required net capital was $0.1 billion at March 31, 2009. In addition, the Company’s broker-dealer subsidiaries had excess net capital of $0.5 billion at March 31, 2009.

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

Quantitative measures established by regulation to ensure capital adequacy require E*TRADE Bank to maintain minimum amounts and ratios of Total and Tier I Capital to risk-weighted assets and Tier I Capital to adjusted total assets. As shown in the table below, at March 31, 2009 and December 31, 2008, the OTS categorized E*TRADE Bank as “well capitalized” under the regulatory framework for prompt corrective action. However, events beyond management’s control, such as a continued deterioration in residential real estate and credit markets, could adversely affect future earnings and E*TRADE Bank’s ability to meet its future capital requirements.

E*TRADE Bank’s required actual capital amounts and ratios are presented in the table below (dollars in thousands):

	Actual		Minimum Required to Qualify as Adequately Capitalized			Minimum Required to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
March 31, 2009:
Total Capital to risk-weighted assets	$2,883,333	11.82%	>$	1,951,326	>8.0%	>$	2,439,158	>10.0%
Tier I Capital to risk-weighted assets	$2,568,150	10.53%	>$	975,663	>4.0%	>$	1,463,495	> 6.0%
Tier I Capital to adjusted total assets	$2,568,150	5.63%	>$	1,824,067	>4.0%	>$	2,280,084	> 5.0%
December 31, 2008:
Total Capital to risk-weighted assets	$3,136,650	12.95%	>$	1,937,583	>8.0%	>$	2,421,979	>10.0%
Tier I Capital to risk-weighted assets	$2,824,299	11.66%	>$	968,792	>4.0%	>$	1,453,187	> 6.0%
Tier I Capital to adjusted total assets	$2,824,299	6.29%	>$	1,796,601	>4.0%	>$	2,245,751	> 5.0%

NOTE 12—COMMITMENTS, CONTINGENCIES AND OTHER REGULATORY MATTERS

Legal Matters

Litigation Matters

On October 27, 2000, a complaint was filed in the Superior Court for the State of California, County of Santa Clara, entitled, “Ajaxo, Inc., a Delaware corporation, Plaintiff, versus E*TRADE GROUP, INC., a Delaware corporation; and Everypath, Inc., a California corporation; and Does 1 through 50, inclusively, Defendants.” Through this complaint, Ajaxo sought damages and certain non-monetary relief for the Company’s alleged breach of a non-disclosure agreement with Ajaxo pertaining to certain wireless technology offered to the Company by Ajaxo as well as damages and other relief against both the Company and defendant Everypath, Inc., for their alleged misappropriation of Ajaxo’s trade secrets. Following a jury trial, a judgment was entered in 2003 in favor of Ajaxo against the Company for $1.3 million dollars for breach of the Ajaxo non-disclosure agreement. Although the jury also found in favor of Ajaxo on its misappropriation of trade secrets claim against the Company and defendant Everypath, the trial court subsequently denied Ajaxo’s requests for additional damages and relief on these claims. Thereafter, all parties appealed, and on December 21, 2005, the California Court of Appeal affirmed the above-described award against the Company for breach of the nondisclosure agreement but remanded the case to the trial court for the limited purpose of determining what, if any, additional damages Ajaxo may be entitled to as a result of the jury’s previous finding in favor of Ajaxo on its misappropriation of trade secrets claim against the Company and defendant Everypath. Following the foregoing ruling by the Court of Appeal, defendant Everypath ceased operations and made an assignment for the benefit of its creditors in January, 2006. As a result, defendant Everypath is no longer defending the case. Although the Company paid Ajaxo the full amount due on the judgment against it above, the case, consistent with the rulings issued by the Court of Appeal, was remanded back to the trial court, and on May 30, 2008, a jury returned a verdict in favor of E*TRADE denying all claims raised and demands for damages against the Company by Ajaxo. Following the trial court’s filing on September 5, 2008, of entry of judgment in favor of E*TRADE, Ajaxo filed post trial motions asking the trial court to grant a new trial and to vacate its September 5, 2008, entry of judgment in favor of the Company. By order dated November 4, 2008, the court denied these motions. On December 2, 2008, Ajaxo filed its notice of appeal, and the due date for Ajaxo to file its opening appellate brief is now June 8, 2009. The Company will continue to vigorously defend itself and oppose Ajaxo’s appeal.

On October 2, 2007, a class action complaint alleging violations of the federal securities laws was filed in the United States District Court for the Southern District of New York against the Company and its then Chief Executive Officer and Chief Financial Officer entitled, “Larry Freudenberg, Individually and on Behalf of All

Others Similarly Situated, Plaintiff, versus E*TRADE Financial Corporation, Mitchell H. Caplan and Robert J. Simmons, Defendants.” By order dated July 17, 2008, the trial court consolidated the Freudenberg action with four other purported class actions, all of which were filed in the United States District Court for the Southern District of New York and which were based on the same facts and circumstances as the Freudenberg action. By the same July 17, 2008 order, the trial court appointed the “Kristen-Straxton Group” and Ira Newman co-lead plaintiffs and Brower Piven and Levi & Korsinski, respectively, as lead and co-lead plaintiffs’ counsel. Thereafter, on January 16, 2009, plaintiffs served their “Consolidated Amended Class Action Complaint for Violations of the Federal Securities Laws.” In their amended complaint, plaintiffs again name the Company’s former chief executive and financial officers as defendants as well as Dennis Webb, the Company’s former Capital Markets Division President. In their amended complaint, Plaintiffs allege causes of action for violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 against all defendants and violations of Section 20(a) of the Exchange Act against the individual defendants. In specific, plaintiffs contend, among other things, that the value of E*TRADE’s stock between April 19, 2006 and November 9, 2007 (the “class period”) was artificially inflated because defendants, among other things, issued materially false and misleading statements and failed to disclose that the Company was experiencing a rise in delinquency rates in its mortgage and home equity portfolios; failed to timely record an impairment on its mortgage and home equity portfolios; materially overvalued its securities portfolio, which included assets backed by mortgages; and based on the foregoing, lacked a reasonable basis for the positive statements it made about the Company’s earnings and prospects. Plaintiffs seek to recover damages in an amount to be proven at trial, including interest and attorneys’ fees and costs. By prior order of the court, defendants filed their motion to dismiss on April 2, 2009, and all parties are to complete briefing on defendants’ motion to dismiss by August 17, 2009. The Company intends to vigorously defend itself against these claims.

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

Based upon the same facts and circumstances alleged in the Freudenberg consolidated actions above, a verified shareholder derivative complaint was filed in the United States District Court for the Southern District of New York on October 4, 2007, against the Company’s then Chief Executive Officer, President/Chief Operating Officer, Chief Financial Officer and individual members of its board of directors entitled, “Catherine Rubery, Derivatively on behalf of E*TRADE Financial Corporation, Plaintiff, versus Mitchell H. Caplan, R. Jarrett Lilien, Robert J. Simmons, George A. Hayter, Daryl Brewster, Ronald D. Fisher, Michael K. Parks, C. Catherine Raffaeli, Lewis E. Randall, Donna L. Weaver, and Stephen H. Willard, Defendants, -and- E*TRADE Financial Corporation, a Delaware corporation, Nominal Defendant.” Plaintiff alleges, among other things, causes of action for breach of fiduciary duty, waste of corporate assets, unjust enrichment, and violation of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The above federal shareholder derivative complaint has been consolidated with another shareholder derivative complaint brought in the same court and against the same named defendants entitled, “Marilyn Clark, Derivatively On Behalf of E*TRADE Financial Corporation, Plaintiff, versus Mitchell H. Caplan, et al., Defendants” (collectively, with the Rubery case, the “federal derivative actions”). Three similar derivative actions, based on the same facts and circumstances as the federal derivative actions, but alleging exclusively state causes of action, have been filed in the Supreme Court of the State of New York, New York County. These three state cases have been ordered consolidated in that court under the caption “In re: E*Trade Financial Corporation Derivative Litigation, Lead Index No. 07-603736” (the “state derivative actions”). In these state derivative actions, plaintiffs filed a consolidated amended complaint on March 23, 2009. By agreement of the parties and approval of the respective courts, further proceedings in both these federal and state derivative actions will continue to trail those in the federal securities class actions discussed above.

On April 2, 2008, a class action complaint alleging violations of the federal securities laws was filed in the United States District Court for the Southern District of New York against the Company entitled, “John W. Oughtred, Individually, and on Behalf of all Others Similarly Situated, Plaintiff, v. E*TRADE Financial Corporation and E*TRADE Securities, LLC, Defendants.” Plaintiff contends, among other things, that the E*TRADE defendants committed various sales practice violations in the sale of certain auction rate securities to investors between April 2, 2003, and February 13, 2008 (the “class period”) by allegedly misrepresenting that these securities were highly liquid and safe investments for short term investing. On April 17, 2008, the trial court entered an order relieving the defendants of their obligation to move, answer or otherwise respond to the complaint until such time as the court may deem appropriate. Thereafter, plaintiff Oughtred joined plaintiffs in twelve other actions involving auction rate securities (in which the Company is not named as defendant) in filing a motion seeking to centralize all 13 actions in the Southern District of New York or in the alternative, the Northern District of California. By order filed October 9, 2008, a United States Judicial Panel on Multi-District Litigation denied plaintiffs’ motion to transfer. On December 18, 2008, plaintiffs filed their first amended class action complaint, and defendants filed their pending motion to dismiss plaintiffs’ amended complaint on February 5, 2009. Subsequently, plaintiff John Oughtred voluntarily dismissed his class action claims against defendants on March 12, 2009; as a result, Mr. Oughtred no longer is a party to this class action. The Company intends to vigorously defend itself against the claims raised in this action.

On October 11, 2006, a state class action entitled, “Nikki Greenberg, and all those similarly situated, plaintiffs, versus E*TRADE FINANCIAL Corporation, defendant” was filed in the Superior Court for the State of California, County of Los Angeles on behalf of all customers or consumers who allegedly made or received telephone calls from E*TRADE that were recorded without their knowledge or consent following a telephone call from plaintiff Greenberg to the Company’s Beverly Hills financial center on August 8, 2006, that was recorded during a brief period when the Company’s automated notice system was out of order. On February 7, 2008, class certification was granted and the class defined to consist of (1) all persons in California who received telephone calls from E*TRADE and whose calls were recorded without their consent within three years of October 11, 2006, and (2) all persons who made calls from California to the Beverly Hills financial center of the Company on August 8, 2006. In the interim, the Company has filed motions seeking to de-certify or further limit the defined class, and plaintiffs have filed competing motions seeking to expand it. On February 6, 2009, the parties to this dispute reached an agreement in principle to settle this matter, and the trial court will hold a hearing on May 11, 2009, on plaintiffs’ motion seeking preliminary approval of the parties’ proposed settlement. As a result, the hearing of the parties’ pending motions, formerly scheduled for March 6, 2009, has been taken off the calendar.

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

In March 2009, the Company’s subsidiary ETCM and 13 other current or former specialist firms on various regional exchanges finalized a settlement of SEC charges alleging that such firms executed proprietary orders in a given security prior to a customer order in the same security (a practice commonly known as “trading ahead”) during the period 1999-2005. ETCM was a specialist on the Chicago Stock Exchange during the period under review although it exited the specialist business in 2007. According to the SEC complaint, the majority of the alleged violations occurred between 1999 and 2002. As part of the settlement, ETCM consented to the entry of an injunction from future violations of Chicago Stock Exchange Article 9 Rule 17 and the payment of $28.3 million in disgorgement and a $5.7 million penalty, both of which had been reserved for in prior periods. ETCM also consented to findings that it violated section 17(a) of the Securities Exchange Act of 1934 and Rule 17a-3(a)(1) thereunder by failing to make or keep current an itemized record of all purchases and sales in its proprietary account. ETCM settled the SEC charges without admitting or denying the allegations of the complaint.

On October 17, 2007, the SEC initiated an informal inquiry into matters related to the Company’s mortgage loan and mortgage-related securities investment portfolios. That inquiry is continuing. The Company is cooperating fully with the SEC in this matter.

Beginning in approximately August 2008, representatives of various states attorneys general and FINRA initiated informal inquiries regarding the purchase of auction rate securities by the Company’s customers. The Company is cooperating with these inquiries.

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

Loans

In 2008, the Company exited its direct retail lending business, which was the last remaining loan origination channel of the Company. In March 2009, the Company partnered with a third party company to provide access to real estate loans for our customers. This product is being offered as a convenience to the Company’s customers and is not one of its primary product offerings. The Company structured this arrangement to minimize the typical risks commonly associated with mortgage lending. The third party company providing this product performs all processing and underwriting of these loans. Shortly after closing, the third party company purchases the loans from the Company and is responsible for the credit risk associated with these loans. As a result, the Company had $16.3 million in commitments to originate loans at March 31, 2009. The Company had no commitments to sell or purchase loans at March 31, 2009.

Securities, Unused Lines of Credit and Certificates of Deposit

At March 31, 2009, the Company had commitments to purchase $1.0 billion and sell $0.9 billion in securities. In addition, the Company had approximately $1.8 billion of certificates of deposit scheduled to mature in less than one year and $2.5 billion of unfunded commitments to extend credit.

Guarantees

In prior periods when the Company sold loans, the Company provided guarantees to investors purchasing mortgage loans, which are considered standard representations and warranties within the mortgage industry. The primary guarantees are that: the mortgage and the mortgage note have been duly executed and each is the legal, valid and binding obligation of the Company, enforceable in accordance with its terms; the mortgage has been duly acknowledged and recorded and is valid; and the mortgage and the mortgage note are not subject to any right of rescission, set-off, counterclaim or defense, including, without limitation, the defense of usury, and no such right of rescission, set-off, counterclaim or defense has been asserted with respect thereto. While the Company no longer sells loans, it is still responsible for the guarantees on loans sold in prior years. If these claims prove to be untrue, the investor can require the Company to repurchase the loan and return all loan purchase and servicing release premiums.

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

During the 30-year period prior to the redemption of the Floating Rate Cumulative Preferred Securities, ETBH guarantees the accrued and unpaid distributions on these securities, as well as the redemption price of the securities and certain costs that may be incurred in liquidating, terminating or dissolving the trusts (all of which would otherwise be payable by the trusts). At March 31, 2009, management estimated that the maximum potential liability under this arrangement is equal to approximately $437.6 million or the total face value of these securities plus dividends, which may be unpaid at the termination of the trust arrangement.

NOTE 13—SEGMENT INFORMATION

Beginning in the first quarter of 2009, the Company revised its segment financial reporting to reflect the manner in which its chief operating decision maker had begun assessing the Company’s performance and making resource allocation decisions. As a result, the Company now reports its operating results in two segments: 1) “Trading and Investing”, which includes the businesses that were formerly in the “Retail” segment and now includes the Company’s market making business, and 2) “Balance Sheet Management”, which includes the businesses from the former “Institutional” segment, other than the market-making business. The Company’s segment financial information from prior periods has been reclassified in accordance with the new segment financial reporting.

Trading and investing includes:

•	brokerage and related asset gathering products and services;

•	investor-focused banking products and services;

•	market-making; and

•	stock plan administration products and services.

Balance sheet management includes:

•	managing loans previously originated or purchased from third parties; and

•	leveraging these loans and customer cash and deposit relationships.

The Company evaluates the performance of its segments based on segment contribution (net revenue less provision for loan losses and operating expense). All corporate overhead, administrative and technology charges are allocated to segments either in proportion to their respective direct costs or based upon specific operating criteria.

Financial information for the Company’s reportable segments is presented in the following tables (dollars in thousands):

	Three Months Ended March 31, 2009
	Trading and Investing	Balance Sheet Management	Eliminations(1)	Total
Revenue:
Operating interest income	$259,626	$444,292	$(217,281)	$486,637
Operating interest expense	(97,951)	(327,305)	217,281	(207,975)

Net operating interest income	161,675	116,987	—	278,662

Commission	125,626	—	—	125,626
Fees and service charges	45,055	1,660	—	46,715
Principal transactions	17,642	—	—	17,642
Gain (loss) on loans and securities, net	(22)	16,529	—	16,507
Other revenue	8,894	3,297	—	12,191

Total non-interest income	197,195	21,486	—	218,681

Total net revenue	358,870	138,473	—	497,343

Provision for loan losses	—	453,963	—	453,963
Operating expense:
Compensation and benefits	69,643	14,529	—	84,172
Clearing and servicing	20,776	21,895	—	42,671
Advertising and market development	43,586	5	—	43,591
Communications	21,462	99	—	21,561
Professional services	12,908	6,722	—	19,630
Occupancy and equipment	19,673	(132)	—	19,541
Depreciation and amortization	17,705	2,569	—	20,274
Amortization of other intangibles	7,436	—	—	7,436
Facility restructuring and other exit activities	(87)	(25)	—	(112)
Other	23,618	11,602	—	35,220

Total operating expense	236,720	57,264	—	293,984

Segment income (loss)	$122,150	$(372,754)	$—	$(250,604)

(1)	Reflects elimination of transactions between trading and investing and balance sheet management segments, which includes deposits and intercompany transfer pricing arrangements.

	Three Months Ended March 31, 2008
	Trading and Investing	Balance Sheet Management	Eliminations(1)	Total
Revenue:
Operating interest income	$416,684	$590,121	$(307,214)	$699,591
Operating interest expense	(209,378)	(471,056)	307,214	(373,220)

Net operating interest income	207,306	119,065	—	326,371

Commission	121,669	586	—	122,255
Fees and service charges	50,877	4,064	—	54,941
Principal transactions	20,376	114	—	20,490
Loss on loans and securities, net	(2)	(8,565)	—	(8,567)
Other revenue	9,753	3,867	(16)	13,604

Total non-interest income	202,673	66	(16)	202,723

Total net revenue	409,979	119,131	(16)	529,094

Provision for loan losses	—	233,871	—	233,871
Operating expense:
Compensation and benefits	90,932	32,196	—	123,128
Clearing and servicing	20,347	24,554	(16)	44,885
Advertising and market development	57,444	4	—	57,448
Communications	24,102	992	—	25,094
Professional services	14,852	8,793	—	23,645
Occupancy and equipment	19,640	858	—	20,498
Depreciation and amortization	16,910	4,743	—	21,653
Amortization of other intangibles	10,910	—	—	10,910
Facility restructuring and other exit activities	182	10,384	—	10,566
Other	30,637	(14,131)	—	16,506

Total operating expense	285,956	68,393	(16)	354,333

Segment income (loss)	$124,023	$(183,133)	$—	$(59,110)

(1)	Reflects elimination of transactions between trading and investing and balance sheet management segments, which includes deposits and intercompany transfer pricing arrangements.

Segment Assets

	Trading and Investing	Balance Sheet Management	Eliminations	Total
As of March 31, 2009	$7,863,539	$41,583,337	$—	$49,446,876
As of December 31, 2008	$7,612,154	$40,926,061	$—	$48,538,215

No single customer accounted for more than 10% of total net revenue for the three months ended March 31, 2009 and 2008.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (“Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report, have concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

(b)	Our Chief Executive Officer and our Chief Financial Officer have evaluated the changes to the Company’s internal control over financial reporting that occurred during our last fiscal quarter ended March 31, 2009, as required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15, and have concluded that there were no such changes that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On October 27, 2000, a complaint was filed in the Superior Court for the State of California, County of Santa Clara, entitled, “Ajaxo, Inc., a Delaware corporation, Plaintiff, versus E*TRADE GROUP, INC., a Delaware corporation; and Everypath, Inc., a California corporation; and Does 1 through 50, inclusively, Defendants.” Through this complaint, Ajaxo sought damages and certain non-monetary relief for the Company’s alleged breach of a non-disclosure agreement with Ajaxo pertaining to certain wireless technology offered to the Company by Ajaxo as well as damages and other relief against both the Company and defendant Everypath, Inc., for their alleged misappropriation of Ajaxo’s trade secrets. Following a jury trial, a judgment was entered in 2003 in favor of Ajaxo against the Company for $1.3 million dollars for breach of the Ajaxo non-disclosure agreement. Although the jury also found in favor of Ajaxo on its misappropriation of trade secrets claim against the Company and defendant Everypath, the trial court subsequently denied Ajaxo’s requests for additional damages and relief on these claims. Thereafter, all parties appealed, and on December 21, 2005, the California Court of Appeal affirmed the above-described award against the Company for breach of the nondisclosure agreement but remanded the case to the trial court for the limited purpose of determining what, if any, additional damages Ajaxo may be entitled to as a result of the jury’s previous finding in favor of Ajaxo on its misappropriation of trade secrets claim against the Company and defendant Everypath. Following the foregoing ruling by the Court of Appeal, defendant Everypath ceased operations and made an assignment for the benefit of its creditors in January, 2006. As a result, defendant Everypath is no longer defending the case. Although the Company paid Ajaxo the full amount due on the judgment against it above, the case, consistent with the rulings issued by the Court of Appeal, was remanded back to the trial court, and on May 30, 2008, a jury returned a verdict in favor of E*TRADE denying all claims raised and demands for damages against the Company by Ajaxo. Following the trial court’s filing on September 5, 2008, of entry of judgment in favor of E*TRADE, Ajaxo filed post trial motions asking the trial court to grant a new trial and to vacate its September 5, 2008, entry of judgment in favor of the Company. By order dated November 4, 2008, the court denied these motions. On December 2, 2008, Ajaxo filed its notice of appeal, and the due date for Ajaxo to file its opening appellate brief is now June 8, 2009. The Company will continue to vigorously defend itself and oppose Ajaxo’s appeal.

On October 2, 2007, a class action complaint alleging violations of the federal securities laws was filed in the United States District Court for the Southern District of New York against the Company and its then Chief Executive Officer and Chief Financial Officer entitled, “Larry Freudenberg, Individually and on Behalf of All Others Similarly Situated, Plaintiff, versus E*TRADE Financial Corporation, Mitchell H. Caplan and Robert J. Simmons, Defendants.” By order dated July 17, 2008, the trial court consolidated the Freudenberg action with four other purported class actions, all of which were filed in the United States District Court for the Southern District of New York and which were based on the same facts and circumstances as the Freudenberg action. By the same July 17, 2008 order, the trial court appointed the “Kristen-Straxton Group” and Ira Newman co-lead plaintiffs and Brower Piven and Levi & Korsinski, respectively, as lead and co-lead plaintiffs’ counsel. Thereafter, on January 16, 2009, plaintiffs served their “Consolidated Amended Class Action Complaint for Violations of the Federal Securities Laws.” In their amended complaint, plaintiffs again name the Company’s former chief executive and financial officers as defendants as well as Dennis Webb, the Company’s former Capital Markets Division President. In their amended complaint, Plaintiffs allege causes of action for violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 against all defendants and violations of Section 20(a) of the Exchange Act against the individual defendants. In specific, plaintiffs contend, among other things, that the value of E*TRADE’s stock between April 19, 2006 and

November 9, 2007 (the “class period”) was artificially inflated because defendants, among other things, issued materially false and misleading statements and failed to disclose that the Company was experiencing a rise in delinquency rates in its mortgage and home equity portfolios; failed to timely record an impairment on its mortgage and home equity portfolios; materially overvalued its securities portfolio, which included assets backed by mortgages; and based on the foregoing, lacked a reasonable basis for the positive statements it made about the Company’s earnings and prospects. Plaintiffs seek to recover damages in an amount to be proven at trial, including interest and attorneys’ fees and costs. By prior order of the court, defendants filed their motion to dismiss on April 2, 2009, and all parties are to complete briefing on defendants’ motion to dismiss by August 17, 2009. The Company intends to vigorously defend itself against these claims.

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

Based upon the same facts and circumstances alleged in the Freudenberg consolidated actions above, a verified shareholder derivative complaint was filed in the United States District Court for the Southern District of New York on October 4, 2007, against the Company’s then Chief Executive Officer, President/Chief Operating Officer, Chief Financial Officer and individual members of its board of directors entitled, “Catherine Rubery, Derivatively on behalf of E*TRADE Financial Corporation, Plaintiff, versus Mitchell H. Caplan, R. Jarrett Lilien, Robert J. Simmons, George A. Hayter, Daryl Brewster, Ronald D. Fisher, Michael K. Parks, C. Catherine Raffaeli, Lewis E. Randall, Donna L. Weaver, and Stephen H. Willard, Defendants, -and- E*TRADE Financial Corporation, a Delaware corporation, Nominal Defendant.” Plaintiff alleges, among other things, causes of action for breach of fiduciary duty, waste of corporate assets, unjust enrichment, and violation of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The above federal shareholder derivative complaint has been consolidated with another shareholder derivative complaint brought in the same court and against the same named defendants entitled, “Marilyn Clark, Derivatively On Behalf of E*TRADE Financial Corporation, Plaintiff, versus Mitchell H. Caplan, et al., Defendants” (collectively, with the Rubery case, the “federal derivative actions”). Three similar derivative actions, based on the same facts and circumstances as the federal derivative actions, but alleging exclusively state causes of action, have been filed in the Supreme Court of the State of New York, New York County. These three state cases have been ordered consolidated in that court under the caption “In re: E*Trade Financial Corporation Derivative Litigation, Lead Index No. 07-603736” (the “state derivative actions”). In these state derivative actions, plaintiffs filed a consolidated amended complaint on March 23, 2009. By agreement of the parties and approval of the respective courts, further proceedings in both these federal and state derivative actions will continue to trail those in the federal securities class actions discussed above.

On April 2, 2008, a class action complaint alleging violations of the federal securities laws was filed in the United States District Court for the Southern District of New York against the Company entitled, “John W. Oughtred, Individually, and on Behalf of all Others Similarly Situated, Plaintiff, v. E*TRADE Financial Corporation and E*TRADE Securities, LLC, Defendants.” Plaintiff contends, among other things, that the E*TRADE defendants committed various sales practice violations in the sale of certain auction rate securities to investors between April 2, 2003, and February 13, 2008 (the “class period”) by allegedly misrepresenting that these securities were highly liquid and safe investments for short term investing. On April 17, 2008, the trial court entered an order relieving the defendants of their obligation to move, answer or otherwise respond to the complaint until such time as the court may deem appropriate. Thereafter, plaintiff Oughtred joined plaintiffs in twelve other actions involving auction rate securities (in which the Company is not named as defendant) in filing a motion seeking to centralize all 13 actions in the Southern District of New York or in the alternative, the Northern District of California. By order filed October 9, 2008, a United States Judicial Panel on Multi-District

Litigation denied plaintiffs’ motion to transfer. On December 18, 2008, plaintiffs filed their first amended class action complaint, and defendants filed their pending motion to dismiss plaintiffs’ amended complaint on February 5, 2009. Subsequently, plaintiff John Oughtred voluntarily dismissed his class action claims against defendants on March 12, 2009; as a result, Mr. Oughtred no longer is a party to this class action. The Company intends to vigorously defend itself against the claims raised in this action.

On October 11, 2006, a state class action entitled, “Nikki Greenberg, and all those similarly situated, plaintiffs, versus E*TRADE FINANCIAL Corporation, defendant” was filed in the Superior Court for the State of California, County of Los Angeles on behalf of all customers or consumers who allegedly made or received telephone calls from E*TRADE that were recorded without their knowledge or consent following a telephone call from plaintiff Greenberg to the Company’s Beverly Hills financial center on August 8, 2006, that was recorded during a brief period when the Company’s automated notice system was out of order. On February 7, 2008, class certification was granted and the class defined to consist of (1) all persons in California who received telephone calls from E*TRADE and whose calls were recorded without their consent within three years of October 11, 2006, and (2) all persons who made calls from California to the Beverly Hills financial center of the Company on August 8, 2006. In the interim, the Company has filed motions seeking to de-certify or further limit the defined class, and plaintiffs have filed competing motions seeking to expand it. On February 6, 2009, the parties to this dispute reached an agreement in principle to settle this matter, and the trial court will hold a hearing on May 11, 2009, on plaintiffs’ motion seeking preliminary approval of the parties’ proposed settlement. As a result, the hearing of the parties’ pending motions, formerly scheduled for March 6, 2009, has been taken off the calendar.

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

In March 2009, the Company’s subsidiary ETCM and 13 other current or former specialist firms on various regional exchanges finalized a settlement of SEC charges alleging that such firms executed proprietary orders in a given security prior to a customer order in the same security (a practice commonly known as “trading ahead”) during the period 1999-2005. ETCM was a specialist on the Chicago Stock Exchange during the period under review although it exited the specialist business in 2007. According to the SEC complaint, the majority of the alleged violations occurred between 1999 and 2002. As part of the settlement, ETCM consented to the entry of an injunction from future violations of Chicago Stock Exchange Article 9 Rule 17 and the payment of $28.3 million in disgorgement and a $5.7 million penalty, both of which had been reserved for in prior periods. ETCM also consented to findings that it violated section 17(a) of the Securities Exchange Act of 1934 and Rule 17a-3(a)(1) thereunder by failing to make or keep current an itemized record of all purchases and sales in its proprietary account. ETCM settled the SEC charges without admitting or denying the allegations of the complaint.

On October 17, 2007, the SEC initiated an informal inquiry into matters related to the Company’s mortgage loan and mortgage-related securities investment portfolios. That inquiry is continuing. The Company is cooperating fully with the SEC in this matter.

Beginning in approximately August 2008, representatives of various states attorneys general and FINRA initiated informal inquiries regarding the purchase of auction rate securities by the Company’s customers. The Company is cooperating with these inquiries.

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

The risk factor presented below is a new risk factor for the Company and should be considered in addition to all of the risk factors previously disclosed in our 2008 Annual Report on Form 10-K.

Our primary banking regulator has advised us to raise new capital for E*TRADE Bank and to reduce our own leverage, which will create significant dilution to our stockholders.

Our primary banking regulator, the Office of Thrift Supervision, has advised us in the near term to raise new capital for E*TRADE Bank and reduce the leverage of the parent holding company. Such efforts will involve the issuance of securities either in the public markets or to private investors, which will create significant dilution to current shareholders. One alternative that the Company continues to pursue is the U.S. Treasury’s TARP Capital Purchase Program which, if it is made available, would likely have conditions that would also produce significant dilution. The Company cannot predict when or if its application will be acted on.

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

Dated: May 5, 2009

E*TRADE Financial Corporation (Registrant)
By	/s/ DONALD H. LAYTON
Donald H. Layton
Chairman & Chief Executive Officer

By	/s/ BRUCE P. NOLOP
Bruce P. Nolop
Chief Financial Officer (Principal Financial and Accounting Officer)