Form 10-Q
period 2009-06-30
E TRADE FINANCIAL CORP
filed 2009-08-06
CIK 1015780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of August 3, 2009, there were 1,116,821,812 shares of common stock outstanding.

E*TRADE FINANCIAL CORPORATION

FORM 10-Q QUARTERLY REPORT

For the Quarter Ended June 30, 2009

Unless otherwise indicated, references to “the Company,” “We,” “Us,” “Our” and “E*TRADE” mean E*TRADE Financial Corporation or its subsidiaries.

E*TRADE, E*TRADE Financial, E*TRADE Bank, Equity Edge, OptionsLink and the Converging Arrows logo are registered trademarks of E*TRADE Financial Corporation in the United States and in other countries.

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

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements involving risks and uncertainties. These statements relate to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as “expect,” “may,” “anticipate,” “intend,” “plan” and similar expressions. Our actual results could differ materially from those discussed in these forward-looking statements, and we caution that we do not undertake to update these statements. Factors that could contribute to our actual results differing from any forward-looking statements include those discussed under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report. The cautionary statements made in this report should be read as being applicable to all forward-looking statements wherever they appear in this report. Important factors that may cause actual results to differ materially from any forward-looking statements are set forth in our 2008 Form 10-K filed with the Securities and Exchange Commission (“SEC”) under the heading “Risk Factors,” as well as the factors set forth in or incorporated by reference in this report under Part II, Item 1A “Risk Factors”.

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

Key Factors Affecting Financial Performance

Our financial performance is affected by a number of factors outside of our control, including:

•	customer demand for financial products and services;

•	the weakness or strength of the residential real estate and credit markets;

•	the performance, volume and volatility of the equity and capital markets;

•	customer perception of the financial strength of our franchise;

•	market demand and liquidity in the secondary market for mortgage loans and securities; and

•	market demand and liquidity in the wholesale borrowings market, including securities sold under agreements to repurchase.

In addition to the items noted above, our success in the future will depend upon, among other things:

•	continuing our success in the acquisition, growth and retention of brokerage customers;

•	our ability to assess and manage credit risk;

•	our ability to generate capital sufficient to meet our operating needs, particularly at a level sufficient to offset loan losses;

•	our ability to assess and manage interest rate risk; and

•	disciplined expense control and improved operational efficiency.

Management monitors a number of metrics in evaluating the Company’s performance. The most significant of these are shown in the table and discussed in the text below:

	As of or For the Three Months Ended June 30,		Variance	As of or For the Six Months Ended June 30,		Variance
	2009	2008	2009 vs. 2008	2009	2008	2009 vs. 2008
Customer Activity Metrics:
Daily average revenue trades	221,350	172,314	28%	208,132	176,336	18%
Average commission per trade	$11.05	$11.07	(0)%	$10.84	$11.06	(2)%
End of period brokerage accounts	2,714,652	2,500,565	9%	2,714,652	2,500,565	9%
Customer assets (dollars in billions)	$130.2	$162.0	(20)%	$130.2	$162.0	(20)%
Net new customer assets (dollars in billions)(1)	$0.9	$0.9	—%	$4.4	$1.2	267%
Brokerage related cash (dollars in billions)	$18.2	$17.4	5%	$18.2	$17.4	5%
Other customer cash and deposits (dollars in billions)	15.5	16.3	(5)%	15.5	16.3	(5)%

Customer cash and deposits (dollars in billions)	$33.7	$33.7	—%	$33.7	$33.7	—%

Company Financial Metrics:
Corporate cash (dollars in millions)	$527.0	$192.1	174%	$527.0	$192.1	174%
E*TRADE Bank excess risk-based capital (dollars in millions)	$910.9	$622.3	46%	$910.9	$622.3	46%
Allowance for loan losses (dollars in millions)	$1,218.9	$635.9	92%	$1,218.9	$635.9	92%
Allowance for loan losses as a % of nonperforming loans	82.72%	92.95%	(10.23)%	82.72%	92.95%	(10.23)%
Enterprise net interest spread (basis points)	291	272	7%	263	260	1%
Enterprise interest-earning assets (average in billions)	$45.2	$47.6	(5)%	$45.0	$48.2	(7)%

(1)	For the three and six months ended June 30, 2008, net new customer assets were $1.8 billion and $2.1 billion, respectively, excluding the sale of Retirement Advisors of America (“RAA”).

Customer Activity Metrics

•	Daily average revenue trades (“DARTs”) are the predominant driver of commission revenue from our customers.

•

Average commission per trade is an indicator of changes in our customer mix, product mix and/or product pricing. As a result, this metric is impacted by both the mix between our domestic and international businesses and the mix between active traders, mass affluent and main street customers.

•	End of period brokerage accounts are an indicator of our ability to attract and retain trading and investing customers.

•

Changes in customer assets are an indicator of the value of our relationship with the customer. An increase in customer assets generally indicates that the use of our products and services by existing and new customers is expanding. Changes in this metric are also driven by changes in the valuations of our customers’ underlying securities, which declined substantially towards the end of 2008 and into 2009.

•

Net new customer assets are total inflows to all new and existing customer accounts less total outflows from all closed and existing customer accounts and are a general indicator of the use of our products and services by existing and new customers.

•	Customer cash and deposits, particularly our brokerage related cash, are an indicator of a deepening engagement with our customers and are a key driver of net operating interest income.

Company Financial Metrics

•	Corporate cash is an indicator of the liquidity at the parent company. It is the primary source of capital above and beyond the capital deployed in our regulated subsidiaries.

•

E*TRADE Bank excess risk-based capital is the excess capital that E*TRADE Bank has compared to the regulatory minimum well-capitalized threshold and is an indicator of E*TRADE Bank’s ability to absorb future loan losses.

•

Allowance for loan losses is an estimate of the losses inherent in our loan portfolio as of the balance sheet date and is typically equal to the expected charge-offs in our loan portfolio over the next twelve months and the estimated charge-offs, including the economic concession to the borrower, over the estimated remaining life of loans modified in a troubled debt restructuring.

•

Allowance for loan losses as a percentage of nonperforming loans is a general indicator of the adequacy of our allowance for loan losses. Changes in this ratio are also driven by changes in the mix of our loan portfolio.

•	Enterprise net interest spread is a broad indicator of our ability to generate net operating interest income.

•	Enterprise interest-earning assets, in conjunction with our enterprise net interest spread, are indicators of our ability to generate net operating interest income.

Significant Events in the Second Quarter of 2009

Execution of Our Comprehensive Capital Plan

•	We raised $63 million in net proceeds from our equity drawdown program launched in May 2009 (the “Equity Drawdown Program”) in which a total of 41 million shares of common stock were issued;

•	We raised $523 million in net proceeds from a public offering of our common stock in June 2009 (the “Public Equity Offering”) in which a total of 500 million shares of common stock were issued;

•

We launched an offer to exchange $1.7 billion aggregate principal amount of our corporate debt(1), including up to $1.3 billion principal amount of our 12 1/2% Springing Lien Notes due 2017 (“12 1/2% Notes”) and all $435.5 million principal amount of our 8% Senior Notes due 2011 (“8% Notes”), for an equal principal amount of newly-issued non-interest bearing convertible debentures, subject to shareholder and regulatory approval (the “pending debt exchange offer”);

•	E*TRADE Bank had excess risk-based capital (excess to the regulatory minimum well-capitalized threshold) of $910.9 million, an increase of $196.2 million compared to December 31, 2008; and

•	We had corporate cash of $527.0 million, an increase of $92.1 million compared to December 31, 2008.

For further details regarding the Equity Drawdown Program, Public Equity Offering and our pending debt exchange offer, see “Liquidity and Capital Resources” in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes 9 and 10 of Item 1. Consolidated Financial Statements (Unaudited).

Market Recognition and Enhancements to Our Trading and Investing Products and Services

•	For the third year in a row, SmartmoneyTM ranked us as the #1 Online Discount Broker. We earned five out of five stars for our Customer Service and Trading Tools;

•	We launched the E*TRADE Mobile Pro application for Apple iPhoneTM and iPod® Touch, expanding customer access to their E*TRADE accounts;

•

We introduced a new online center, the Investor Resource Center, which provides customers with an aggregated view of information, guidance and solutions to work toward achieving personal financial goals quickly and easily; and

•

We introduced Online Advisor, which provides customers with a tool designed to provide actionable investment guidance, including recommended asset allocations and solutions ranging from fully self-directed investing to 100% discretionary portfolio management from a registered investment adviser affiliate.

Summary Financial Results

Income Statement Highlights for the Three and Six Months Ended June 30, 2009 (dollars in millions, except per share amounts)

	Three Months Ended June 30,		Variance	Six Months Ended June 30,		Variance
	2009	2008	2009 vs. 2008	2009	2008	2009 vs. 2008
Net operating interest income	$339.6	$342.8	(1)%	$618.3	$669.1	(8)%
Total net revenue	$620.9	$532.3	17%	$1,118.2	$1,061.4	5%
Provision for loan losses	$404.5	$319.1	27%	$858.5	$553.0	55%
Commission revenue	$154.1	$122.2	26%	$279.7	$244.5	14%
Fees and service charges revenue	$47.9	$51.0	(6)%	$94.6	$105.9	(11)%
Operating margin	$(112.8)	$(105.3)	*	$(363.4)	$(164.4)	*
Net loss	$(143.2)	$(94.6)	*	$(375.9)	$(185.8)	*
Diluted net loss per share	$(0.22)	$(0.19)	*	$(0.61)	$(0.39)	*

*	Percentage not meaningful

During the second quarter of 2009, our brokerage business performed exceptionally well, increasing both the level of income generated in the trading and investing segment as well as achieving record levels of activity in brokerage accounts and DARTs. This performance was more than offset by the loss reported in our balance

(1)

On July 1, 2009, we announced the results of the early tender period of the pending debt exchange offer. Approximately $1.3 billion and $429.6 million of the 12 1/2% Notes and 8% Notes, respectively, had been irrevocably tendered and accepted for exchange. On August 4, 2009, the OTS approved Citadel’s application to amend its Rebuttal of Control Agreement pertaining to the Company. This approval satisfies the regulatory approval requirements for the pending debt exchange offer. Therefore, the pending debt exchange offer is now subject only to shareholder approval.

sheet management segment. We believe the losses in this segment are the result of the continued deterioration in the residential real estate and credit markets, which in turn resulted in significant levels of provision for loan losses. Although we expect our provision for loan losses to continue at historically high levels in future periods, the level of provision for loan losses in the second quarter of 2009 represents the third consecutive quarter in which the provision for loan losses has declined when compared to the prior quarter. While we cannot state with certainty that this trend will continue, we believe it is a positive indicator that our loan portfolio may be stabilizing.

We also made significant progress during the second quarter of 2009 on our comprehensive plan to strengthen the Company’s capital structure. We successfully raised $586 million of net cash equity, the majority of which was contributed to E*TRADE Bank as equity capital. In addition, holders of more than $1.7 billion aggregate principal amount of 12 1/2% Notes and 8% Notes tendered in the pending debt exchange offer will receive an equal principal amount of non-interest bearing convertible debentures. We expect this exchange, which is subject to shareholder and regulatory approval, will substantially reduce our debt service burden (both interest and principal) at the parent company, particularly through the end of 2011.

Balance Sheet Highlights (dollars in billions)

	June 30, 2009	December 31, 2008	Variance
			2009 vs. 2008
Total assets	$48.0	$48.5	(1)%
Total enterprise interest-earning assets	$44.7	$45.0	(1)%
Loans and margin receivables as a percentage of enterprise interest-earning assets	59%	63%	(4)%
Retail deposits and customer payables as a percentage of enterprise interest-bearing liabilities	74%	70%	4%

The decrease in total assets was attributable primarily to a decrease of $2.5 billion in loans, net. For the foreseeable future, we plan to allow our home equity loans to pay down, resulting in an overall decline in the balance of the loan portfolio. For the remainder of 2009, we also plan to allow total assets to decline in order to release additional regulatory capital which we are required to hold against these assets. As of June 30, 2009, our excess risk-based capital at E*TRADE Bank was $910.9 million.

EARNINGS OVERVIEW

We incurred a net loss of $143.2 million and $375.9 million for the three and six months ended June 30, 2009, respectively. The net loss for the three and six months ended June 30, 2009 was due principally to our provision for loan losses of $404.5 million and $858.5 million, respectively. The losses in our balance sheet management segment, which includes the provision for loan losses, more than offset the strong performance of our trading and investing segment, which generated segment income of $178.1 million and $300.2 million for the three and six months ended June 30, 2009, respectively.

On April 1, 2009, we adopted Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP No. FAS 115-2 and FAS 124-2”), which amends the other-than-temporary impairment (“OTTI”) accounting guidance for debt securities as well as the presentation of OTTI on the consolidated financial statements. As a result of the adoption, we recognized a $20.2 million after-tax increase to beginning retained earnings and a corresponding offset in accumulated other comprehensive loss on our consolidated balance sheet. This adjustment represents the after-tax difference between the impairment reported in prior periods for securities on our balance sheet as of April 1, 2009 and the level of impairment that would have been recorded on these same securities under the new accounting guidance. Additionally, in accordance with the new guidance, we changed the presentation of the consolidated statement of loss to state “Net impairment” as a separate line item, as well as the credit and noncredit components of net impairment. Prior to this new presentation, OTTI was included in the “Gain on loans and securities, net” line item on the consolidated statement of loss.

We report corporate interest income and corporate interest expense separately from operating interest income and operating interest expense. We believe reporting these two items separately provides a clearer picture of the financial performance of our operations than would a presentation that combined these two items. Our operating interest income and operating interest expense is generated from the operations of the Company. Our corporate debt, which is the primary source of our corporate interest expense, has been issued primarily in connection with our transaction with Citadel Investment Group LLC and its affiliates in 2007 and past acquisitions, such as Harrisdirect and BrownCo.

Similarly, we report gain (loss) on sales of investments, net separately from gain on loans and securities, net. We believe reporting these two items separately provides a clearer picture of the financial performance of our operations than would a presentation that combined these two items. Gain on loans and securities, net is the result of activities in our operations, namely our balance sheet management segment. Gain (loss) on sales of investments, net relates to historical equity investments of the Company at the corporate level and is not related to the ongoing business of our operating subsidiaries.

The following sections describe in detail the changes in key operating factors and other changes and events that have affected our consolidated revenue, provision for loan losses, operating expense, other income (expense) and income tax benefit.

Revenue

The components of net revenue and the resulting variances are as follows (dollars in thousands):

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
			2009 vs. 2008				2009 vs. 2008
	2009	2008	Amount	%	2009	2008	Amount	%
Revenue:
Net operating interest income	339,590	342,764	(3,174)	(1)%	618,252	669,135	(50,883)	(8)%
Commission	154,063	122,235	31,828	26%	279,689	244,490	35,199	14%
Fees and service charges	47,934	50,962	(3,028)	(6)%	94,649	105,903	(11,254)	(11)%
Principal transactions	22,693	18,392	4,301	23%	40,335	38,882	1,453	4%
Gain on loans and securities, net	73,170	1,446	71,724	*	108,460	19,481	88,979	457%
Net impairment	(29,671)	(17,153)	(12,518)	*	(48,454)	(43,755)	(4,699)	*
Other revenue	13,127	13,691	(564)	(4)%	25,318	27,295	(1,977)	(7)%

Total non-interest income	281,316	189,573	91,743	48%	499,997	392,296	107,701	27%

Total net revenue	$620,906	$532,337	$88,569	17%	$1,118,249	$1,061,431	$56,818	5%

*	Percentage not meaningful

Total net revenue increased 17% to $620.9 million and 5% to $1.1 billion for the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008. This was driven by an increase in our gain on loans and securities, net, which increased from $1.4 million to $73.2 million and from $19.5 million to $108.5 million for the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008. Commission revenue also increased 26% to $154.1 million and 14% to $279.7 million for the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008.

Net Operating Interest Income

Net operating interest income decreased 1% to $339.6 million and 8% to $618.3 million for the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008. Net operating interest income is earned primarily through holding credit balances, which include margin, real estate and consumer loans, and by holding customer cash and deposits, which are a low cost source of funding. The slight decrease in net operating interest income was due primarily to a decrease in the yields paid on our deposits, which was mostly offset by a decrease in higher yielding enterprise interest-earning assets, specifically loans, net and margin receivables.

The following table presents enterprise average balance sheet data and enterprise income and expense data for our operations, as well as the related net interest spread, yields and rates and has been prepared on the basis required by the SEC’s Industry Guide 3, “Statistical Disclosure by Bank Holding Companies” (dollars in thousands):

	Three Months Ended June 30,
	2009			2008
	Average Balance	Operating Interest Inc./Exp.	Average Yield/ Cost	Average Balance	Operating Interest Inc./Exp.	Average Yield/ Cost

Enterprise interest-earning assets:
Loans(1)	$23,889,796	$292,509	4.90%	$28,225,411	$402,103	5.70%
Margin receivables	2,771,672	31,412	4.55%	6,809,407	75,382	4.45%
Available-for-sale mortgage-backed securities	11,795,216	127,523	4.32%	8,643,520	98,587	4.56%
Available-for-sale investment securities	253,435	3,262	5.15%	132,572	2,148	6.48%
Trading securities	23,600	500	8.47%	528,495	9,151	6.93%
Cash and cash equivalents(2)	5,790,904	4,724	0.33%	2,367,936	17,777	3.02%
Stock borrow and other	681,222	21,618	12.73%	908,847	16,527	7.31%

Total enterprise interest-earning assets(3)	45,205,845	481,548	4.27%	47,616,188	621,675	5.23%

Non-operating interest-earning assets(4)	3,775,517			5,108,904

Total assets	$48,981,362			$52,725,092

Enterprise interest-bearing liabilities:
Retail deposits	$27,061,941	50,637	0.75%	$26,077,330	137,527	2.12%
Brokered certificates of deposit	214,256	2,879	5.39%	1,132,630	14,184	5.04%
Customer payables	4,503,362	2,098	0.19%	4,561,706	7,949	0.70%
Repurchase agreements and other borrowings	7,426,391	55,607	2.96%	7,474,092	68,630	3.63%
Federal Home Loan Bank (“FHLB”) advances	3,074,479	34,152	4.39%	4,629,974	51,609	4.41%
Stock loan and other	501,023	508	0.41%	1,143,405	3,254	1.14%

Total enterprise interest-bearing liabilities	42,781,452	145,881	1.36%	45,019,137	283,153	2.51%

Non-operating interest-bearing liabilities(5)	3,602,170			4,954,815

Total liabilities	46,383,622			49,973,952
Total shareholders’ equity	2,597,740			2,751,140

Total liabilities and shareholders’ equity	$48,981,362			$52,725,092

Excess of enterprise interest-earning assets over enterprise interest-bearing liabilities/Enterprise net interest income/Spread	$2,424,393	$335,667	2.91%	$2,597,051	$338,522	2.72%

Enterprise net interest margin (net yield on enterprise interest-earning assets)			2.97%			2.84%
Ratio of enterprise interest-earning assets to enterprise interest-bearing liabilities			105.67%			105.77%
Return on average:
Total assets			(1.17)%			(0.72)%
Total shareholders’ equity			(22.06)%			(13.75)%
Average equity to average total assets			5.30%			5.22%

Reconciliation from enterprise net interest income to net operating interest income (dollars in thousands):

	Three Months Ended June 30,
	2009	2008
Enterprise net interest income(6)	$335,667	$338,522
Taxable equivalent interest adjustment	(716)	(3,205)
Customer cash held by third parties and other(7)	4,639	7,447

Net operating interest income	$339,590	$342,764

(1)

Loans represent the gross loan balances including premium/discount but excluding the allowance for loan losses. Nonaccrual loans are included in the respective average loan balances. Income on such nonaccrual loans is recognized on a cash basis.

(2)	Includes segregated cash balances.
(3)	Amount includes a taxable equivalent increase in operating interest income of $0.7 million and $3.2 million for the three months ended June 30, 2009 and 2008, respectively.
(4)

Non-operating interest-earning assets consist of property and equipment, net, goodwill, other intangibles, net, other assets that do not generate operating interest income. Some of these assets generate corporate interest income.

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

(7)

Includes interest earned on average customer assets of $2.8 billion and $3.4 billion for the three months ended June 30, 2009 and 2008, respectively, held by parties outside E*TRADE Financial, including third party money market funds and sweep deposit accounts at unaffiliated financial institutions.

	Six Months Ended June 30,
	2009			2008
	Average Balance	Operating Interest Inc./Exp.	Average Yield/ Cost	Average Balance	Operating Interest Inc./Exp.	Average Yield/ Cost

Enterprise interest-earning assets:
Loans(1)	$24,483,260	$605,837	4.95%	$29,075,212	$853,677	5.87%
Margin receivables	2,761,408	58,349	4.26%	6,744,072	166,319	4.96%
Available-for-sale mortgage-backed securities	11,485,956	253,272	4.41%	8,962,450	208,659	4.66%
Available-for-sale investment securities	190,223	5,296	5.57%	151,211	4,983	6.59%
Trading securities	29,531	1,171	7.93%	550,656	19,859	7.21%
Cash and cash equivalents(2)	5,367,957	10,460	0.39%	1,914,291	31,610	3.32%
Stock borrow and other	635,943	29,719	9.42%	851,056	32,167	7.60%

Total enterprise interest-earning assets(3)	44,954,278	964,104	4.30%	48,248,948	1,317,274	5.46%

Non-operating interest-earning assets(4)	3,808,128			5,467,465

Total assets	$48,762,406			$53,716,413

Enterprise interest-bearing liabilities:
Retail deposits	$26,720,710	144,070	1.09%	$25,730,462	309,062	2.42%
Brokered certificates of deposit	253,765	6,460	5.13%	1,181,221	29,353	5.00%
Customer payables	4,140,941	4,900	0.24%	4,451,386	17,859	0.81%
Repurchase agreements and other borrowings	7,507,657	121,682	3.22%	7,727,111	163,564	4.18%
FHLB advances	3,377,357	75,356	4.44%	5,302,029	122,411	4.57%
Stock loan and other	462,128	1,376	0.60%	1,410,825	13,894	1.98%

Total enterprise interest-bearing liabilities	42,462,558	353,844	1.67%	45,803,034	656,143	2.86%

Non-operating interest-bearing liabilities(5)	3,716,094			5,117,268

Total liabilities	46,178,652			50,920,302
Total shareholders’ equity	2,583,754			2,796,111

Total liabilities and shareholders’ equity	$48,762,406			$53,716,413

Excess of enterprise interest-earning assets over enterprise interest-bearing liabilities/Enterprise net interest income/Spread	$2,491,720	$610,260	2.63%	$2,445,914	$661,131	2.60%

Enterprise net interest margin (net yield on enterprise interest-earning assets)			2.72%			2.74%
Ratio of enterprise interest-earning assets to enterprise interest-bearing liabilities			105.87%			105.34%
Return on average:
Total assets			(1.54)%			(0.69)%
Total shareholders’ equity			(29.10)%			(13.29)%
Average equity to average total assets			5.30%			5.21%

Reconciliation from enterprise net interest income to net operating interest income (dollars in thousands):

	Six Months Ended June 30,
	2009	2008
Enterprise net interest income(6)	$610,260	$661,131
Taxable equivalent interest adjustment	(1,430)	(6,903)
Customer cash held by third parties and other(7)	9,422	14,907

Net operating interest income	$618,252	$669,135

(1)

Loans represent the gross loan balances including premium/discount but excluding the allowance for loan losses. Nonaccrual loans are included in the respective average loan balances. Income on such nonaccrual loans is recognized on a cash basis.

(2)	Includes segregated cash balances.
(3)	Amount includes a taxable equivalent increase in operating interest income of $1.4 million and $6.9 million for the six months ended June 30, 2009 and 2008, respectively.
(4)

Non-operating interest-earning assets consist of property and equipment, net, goodwill, other intangibles, net, other assets that do not generate operating interest income. Some of these assets generate corporate interest income.

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

(7)

Includes interest earned on average customer assets of $2.8 billion and $3.4 billion for the six months ended June 30, 2009 and 2008, respectively, held by parties outside E*TRADE Financial, including third party money market funds and sweep deposit accounts at unaffiliated financial institutions.

Average enterprise interest-earning assets decreased 5% to $45.2 billion and 7% to $45.0 billion for the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008, primarily the result of a decrease in our loans, net portfolio and our margin receivables, slightly offset by an increase in cash and equivalents and available-for-sale mortgage-backed securities. Average loans, net decreased 15% to $23.9 billion and 16% to $24.5 billion for the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008. For the foreseeable future, we plan to allow our home equity loans to pay down, resulting in an overall decline in the balance of the loan portfolio. For the remainder of 2009, we also plan to allow total assets to decline. Average margin receivables decreased 59% to $2.8 billion for both the three and six months ended June 30, 2009 compared to the same periods in 2008. We believe this decrease was due to customers deleveraging and reducing their risk exposure given the substantial volatility in the financial markets. These decreases were slightly offset by an increase in average cash and cash equivalents. Average cash and cash equivalents increased 145% to $5.8 billion and 180% to $5.4 billion for the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008. Average available-for-sale mortgage-backed securities increased 36% to $11.8 billion and 28% to $11.5 billion during the three and six months ended June 30, 2009, respectively, as a result of purchases of agency mortgage-backed securities.

Average enterprise interest-bearing liabilities decreased 5% to $42.8 billion and 7% to $42.5 billion for the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008. The decrease in average enterprise interest-bearing liabilities was primarily due to a decrease in FHLB advances, brokered certificates of deposit and stock loan and other. Average FHLB advances decreased 34% to $3.1 billion and 36% to $3.4 billion for the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008. Brokered certificates of deposit decreased 81% to $0.2 billion and 79% to $0.3 billion for the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008. Average stock loan and other decreased 56% and 67% to $0.5 billion for the three and six months ended June 30, 2009, compared to the same periods in 2008. While our average deposits increased by $1.0 billion during both the three and six months ended June 30, 2009 when compared to the same periods in 2008, we expect these balances, particularly the non-sweep deposit balances, to decrease over the remainder of 2009 as we focus on decreasing total assets.

Enterprise net interest spread increased by 19 basis points to 2.91% and 3 basis points to 2.63% for the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008. This increase was largely driven by a decrease in the yields paid on our deposits and lower wholesale borrowing costs, partially offset by a decrease in higher yielding enterprise interest-earning assets.

Commission

Commission revenue increased 26% to $154.1 million and 14% to $279.7 million for the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008. The main factors that affect our commission revenue are DARTs, average commission per trade and the number of trading days during the period. Average commission per trade is impacted by both trade types and the mix between our domestic and international businesses. Each business has a different pricing structure, unique to its customer base and local market practices and, as a result, a change in the relative number of executed trades in these businesses impacts average commission per trade. Each business also has different trade types (e.g. equities, options, fixed income, exchange-traded funds, contract for difference and mutual funds) that can have different commission rates. Accordingly, changes in the mix of trade types within either of these businesses may impact average commission per trade.

DARTs increased 28% to 221,350 and 18% to 208,132 for the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008. Our U.S. DART volume increased 30% and 20% for the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008, driven entirely by organic growth. Option-related DARTs as a percentage of our total U.S. DARTs represented 12% and 17% of U.S. trading volume for the six months ending June 30, 2009 and 2008, respectively. Exchange-traded funds-related DARTs as a percentage of our total U.S. DARTs represented 16% and 8% of U.S. trading volume for the six months ending June 30, 2009 and 2008, respectively.

Average commission per trade decreased slightly to $11.05 and 2% to $10.84 for the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008. The decrease was primarily a function of international product mix and the impact of foreign currency exchange as a result of the strengthening U.S. dollar, partially offset by an improvement in domestic customer mix.

Fees and Service Charges

Fees and service charges decreased 6% to $47.9 million and 11% to $94.6 million for the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008. The decline was driven by a decrease in account service fee and advisory management fee revenue. In future periods, we expect account service fee revenue to remain at or below levels similar to the three months ended June 30, 2009. The decrease in advisory management fees was primarily due to our sale of RAA in the second quarter of 2008. Declines in foreign currency margin revenue, fixed income product revenue and mutual fund fees also contributed to the decrease in fees and service charges.

Principal Transactions

Principal transactions increased 23% to $22.7 million and 4% to $40.3 million for the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008. Our principal transactions revenue is influenced by overall trading volumes, the number of stocks for which we act as a market-maker, the trading volumes of those specific stocks and the performance of our proprietary trading activities. The increase in principal transactions revenue was driven by an increase of 175% and 115% in the volume of our equity shares traded for the three and six months ended June 30, 2009, respectively. This increase was partially offset by a decrease of 53% and 50% in our average revenue capture per 1,000 equity shares traded to $0.219 and $0.258 for the three and six months ended June 30, 2009, respectively.

Gain on Loans and Securities, Net

Gain on loans and securities, net was a gain of $73.2 million and $108.5 million for the three and six months ended June 30, 2009, respectively, as shown in the following table (dollars in thousands):

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
			2009 vs. 2008				2009 vs. 2008
	2009	2008	Amount	%	2009	2008	Amount	%
Gain (loss) on sales of loans, net	$77	$(285)	$362	*	$77	$(783)	$860	*
Gain (loss) on securities and other investments	71,022	(786)	71,808	*	108,830	12,477	96,353	772%
Gain (loss) on trading securities, net	1,630	1,648	(18)	(1)%	(838)	5,269	(6,107)	*
Hedge ineffectiveness	441	869	(428)	(49)%	391	2,518	(2,127)	(84)%

Gain on securities, net	73,093	1,731	71,362	*	108,383	20,264	88,119	435%

Gain on loans and securities, net	$73,170	$1,446	$71,724	*	$108,460	$19,481	$88,979	457%

*	Percentage not meaningful

The increase in gain on loans and securities, net was due primarily to gains on the sale of certain agency mortgage-backed securities during the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008.

Net Impairment

In accordance with FSP No. FAS 115-2 and FAS 124-2, we changed the presentation of the consolidated statement of loss to state “Net impairment” as a separate line item, as well as the credit and noncredit components of net impairment. Prior to this new presentation, OTTI was included in the “Gain on loans and securities, net” line item on the consolidated statement of loss.

We recognized $29.7 million and $48.5 million of net impairment during the three and six months ended June 30, 2009, respectively, on certain securities in our non-agency collateralized mortgage obligation (“CMO”) portfolio due to continued deterioration in the expected credit performance of the underlying loans in the securities. The net impairment included gross OTTI of $199.8 million for the three months ended June 30, 2009. Of the $199.8 million gross OTTI for the three months ended June 30, 2009, $170.1 million related to the noncredit portion of OTTI, which was recorded in other comprehensive loss.

We had net impairment of $17.2 million and $43.8 million for the three and six months ended June 30, 2008, which represented the total decline in the fair value of the securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 115”), prior to it being amended by FSP No. FAS 115-2 and FAS 124-2.

Other Revenue

Other revenue decreased 4% to $13.1 million and 7% to $25.3 million for the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008. The decrease in other revenue was driven by lower software consulting fees from our Corporate Services business.

Provision for Loan Losses

Provision for loan losses increased $85.4 million to $404.5 million and $305.5 million to $858.5 million for the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008. The increase in the provision for loan losses was related primarily to deterioration in the performance of our one- to four-family and home equity loan portfolios. We believe the deterioration in both of these portfolios was caused by several factors, including: home price depreciation in key markets; growing inventories of unsold homes; rising foreclosure rates; significant contraction in the availability of credit; and a general decline in economic growth. In addition, the combined impact of home price depreciation and the reduction of available credit made it increasingly difficult for borrowers to refinance existing loans. Although we expect these factors will cause the provision for loan losses to continue at historically high levels in future periods, the level of provision for loan losses in the second quarter of 2009 represents the third consecutive quarter in which the provision for loan losses has declined when compared to the prior quarter. While we cannot state with certainty that this trend will continue, we believe it is a positive indicator that our loan portfolio may be stabilizing.

Operating Expense

The components of operating expense and the resulting variances are as follows (dollars in thousands):

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
			2009 vs. 2008				2009 vs. 2008
	2009	2008	Amount	%	2009	2008	Amount	%
Operating expense:
Compensation and benefits	$90,025	$96,082	$(6,057)	(6)%	$174,197	$219,210	$(45,013)	(21)%
Clearing and servicing	44,072	46,122	(2,050)	(4)%	86,743	91,007	(4,264)	(5)%
Advertising and market development	24,986	42,737	(17,751)	(42)%	68,577	100,185	(31,608)	(32)%
Communications	21,002	24,500	(3,498)	(14)%	42,563	49,594	(7,031)	(14)%
Professional services	21,474	25,749	(4,275)	(17)%	41,104	49,394	(8,290)	(17)%
Occupancy and equipment	19,972	21,698	(1,726)	(8)%	39,513	42,196	(2,683)	(6)%
Depreciation and amortization	21,215	20,385	830	4%	41,489	42,038	(549)	(1)%
Amortization of other intangibles	7,434	9,135	(1,701)	(19)%	14,870	20,045	(5,175)	(26)%
Facility restructuring and other exit activities	4,447	12,433	(7,986)	(64)%	4,335	22,999	(18,664)	(81)%
Other	74,599	19,702	54,897	279%	109,819	36,208	73,611	203%

Total operating expense	$329,226	$318,543	$10,683	3%	$623,210	$672,876	$(49,666)	(7)%

Operating expense increased 3% to $329.2 million and decreased 7% to $623.2 million for the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008. The fluctuation was driven by a significant increase in other expense which was driven primarily by an increase in Federal Deposit Insurance Corporation (“FDIC”) insurance premiums during the second quarter of 2009. This increase was offset by a decrease in advertising and market development in both periods and a decrease in compensation and benefits for the six months ended June 30, 2009.

Compensation and Benefits

Compensation and benefits decreased 6% to $90.0 million and 21% to $174.2 million for the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008. This decrease resulted primarily from lower salary expense due to a reduction in our employee base. The decrease was also due to increased severance compensation of $12.0 million during the six months ended June 30, 2008.

Advertising and Market Development

Advertising and market development expense decreased 42% to $25.0 million and 32% to $68.6 million for the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008. This decrease was due to higher expense in the first half of 2008 that was aimed at restoring customer confidence as well as an overall decline in advertising rates in the first half of 2009.

Other

Other expense increased 279% to $74.6 million and 203% to $109.8 million for the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008. The increase was primarily due to a $29.4 million increase in FDIC insurance premiums during the second quarter of 2009, which included a special assessment of $21.6 million as well as an increase in the ongoing FDIC insurance rates. Additionally, during the six months ended June 30, 2008 we realized a $23.7 million gain on the sale of our corporate aircraft related assets.

Other Income (Expense)

Other income (expense) increased to an expense of $98.7 million and $192.1 million for the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008, as shown in the following table (dollars in thousands):

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
			2009 vs. 2008				2009 vs. 2008
	2009	2008	Amount	%	2009	2008	Amount	%
Other income (expense):
Corporate interest income	$177	$1,806	$(1,629)	(90)%	$601	$4,232	$(3,631)	(86)%
Corporate interest expense	(86,441)	(90,249)	3,808	(4)%	(173,756)	(185,490)	11,734	(6)%
Gain (loss) on sales of investments, net	(1,592)	18	(1,610)	*	(2,025)	520	(2,545)	*
Gain (loss) on early extinguishment of debt	(10,356)	12,935	(23,291)	*	(13,355)	10,084	(23,439)	*
Equity in income (loss) of investments and venture funds	(439)	(1,594)	1,155	(72)%	(3,568)	3,105	(6,673)	*

Total other income (expense)	$(98,651)	$(77,084)	$(21,567)	28%	$(192,103)	$(167,549)	$(24,554)	15%

*	Percentage not meaningful

Total other income (expense) for the three and six months ended June 30, 2009 primarily consisted of corporate interest expense resulting from our corporate debt, which includes the springing lien notes and senior notes. Corporate interest expense decreased 4% to $86.4 million and 6% to $173.8 million for the three and six months ended June 30, 2009, respectively, primarily due to the retirement of the $450 million in mandatory convertible notes during the fourth quarter of 2008. In connection with our pending debt exchange offer, holders of more than $1.7 billion aggregate principal amount of debt securities (consisting of $1.3 billion principal amount of our 12 1/2% Notes and almost all of our 8% Notes) have tendered notes in exchange for an equal principal amount of newly-issued non-interest bearing convertible debentures. If the exchange receives shareholder and regulatory approval, which we expect to occur, we estimate that our corporate interest expense will decrease in future periods by approximately $213 million on an annual basis. We also expect to record a substantial non-cash loss on the early retirement of the $1.7 billion of corporate debt involved in the exchange. This loss will be based on the fair value of the newly issued non-interest bearing convertible debentures at the time they are issued compared to the carrying value of the existing corporate debt.

The loss on early extinguishment of debt of $10.4 million and $13.3 million for the three and six months ended June 30, 2009, respectively, was due to the early extinguishment of FHLB advances. The gain on early extinguishment of debt of $12.9 million and $10.1 million for the three and six months ended June 30, 2008, respectively, was due to a gain of $13.0 million and $21.5 million recognized on the exchange of a portion of our senior notes for shares of our common stock. The gain of $21.5 million for the six months ended June 30, 2008 was partially offset by a loss of $10.8 million related to the early extinguishment of FHLB advances and a loss of $0.6 million on the prepayment of debt related to the sale of the corporate aircraft in the first quarter of 2008.

Income Tax Benefit

Income tax benefit was $68.3 million and $179.6 million during the three and six months ended June 30, 2009, respectively, compared to $63.0 million and $119.6 million, respectively, for the same periods in 2008. Our effective tax rates were (32.3)% and (34.5)% for the three months ended June 30, 2009 and 2008, respectively, and (32.3)% and (36.0)% for the six months ended June 30, 2009 and 2008, respectively.

We expect our 2009 tax expense to be based on a pro-forma tax rate in the range of 36% to 38% before taking into account $31.6 million of projected 2009 incremental tax expense, which is summarized in the following table (dollars in millions):

Projected Year Ended December 31, 2009 Tax Expense
Incremental tax benefits
Tax exempt income	$5.3
Low income housing tax credits	2.5

Total tax benefits	7.8

Incremental tax expenses
Non-deductible officer’s compensation	2.1
Tax rate differential of international operations	4.4
Foreign valuation allowance	4.8
Non-deductible portion of interest expense on springing lien notes	28.1

Total tax expense	39.4

Incremental tax items	$31.6

A proportionate amount of these incremental tax items were included in the $68.3 million and $179.6 million income tax benefit for the three and six months ended June 30, 2009, respectively.

A significant portion, approximately $1.3 billion, of our net deferred tax asset relates to a $2.3 billion federal tax loss carryforward and certain built-in losses. Section 382 of the Internal Revenue Code of 1986, as amended imposes restrictions on the use of a corporation’s net operating losses, certain recognized built-in losses and other carryovers after an “ownership change” occurs. An “ownership change” is generally a greater than 50 percentage point increase by certain “5% shareholders” over a rolling three year period.

We do not believe that an “ownership change” has occurred as of June 30, 2009; however, we believe that our recent capital raising actions have increased the risk that we could experience an “ownership change” in the future. We believe this risk is especially high if the pending debt exchange offer is completed, which we fully expect to occur, as the convertible debentures contemplated in this exchange are convertible into shareholders’ equity at any time by the debt holder.

If an “ownership change” were to occur, we believe we would permanently lose the ability to realize a substantial amount of our net deferred tax asset and lose certain built-in losses, resulting in a reduction in our total shareholders’ equity. The amount of the permanent loss would depend on the size of the annual limitation

(which is in part a function of our market capitalization at the time of an “ownership change”) and the remaining carryforward period (U.S. federal net operating losses generally may be carried forward for a period of 20 years). If an “ownership change” had occurred on August 6, 2009, we estimate we would have permanently lost the ability to realize up to $0.8 billion of our net deferred tax asset. The amount of this loss would equal the expected reduction to the Company’s future cash flow, with the timing and economic impact a function of our level of taxable income in the carryforward periods (approximately the next 20 years). This could also decrease E*TRADE Bank’s regulatory capital. We do not believe, however, that any such decrease in regulatory capital would be material because, among other things, only a small portion of the federal deferred tax asset is currently included in E*TRADE Bank’s regulatory capital.

During the three and six months ended June 30, 2009 we did not provide for a valuation allowance against our federal deferred tax assets. We are required to establish a valuation allowance for deferred tax assets and record a charge to income if we determine, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized. If we did conclude that a valuation allowance was required, the resulting loss would have a material adverse effect on our results of operations and financial condition.

We did not establish a valuation allowance against our federal deferred tax assets as of June 30, 2009 as we believe that it is more likely than not that all of these assets will be realized. Our evaluation focused on identifying significant, objective evidence that we will be able to realize our deferred tax assets in the future. We reviewed the estimated future taxable income for our trading and investing and balance sheet management segments separately and determined that our net operating losses in 2007 and 2008 were due solely to the credit losses in our balance sheet management segment. We believe these losses were caused by the crisis in the residential real estate and credit markets which significantly impacted our asset-backed securities and home equity loan portfolios in 2007 and continued to generate credit losses in 2008. We estimate that these credit losses will continue in future periods; however, we ceased purchasing asset-backed securities and home equity loans which we believe are the root cause of the majority of these losses. Therefore, while we do expect credit losses to continue in future periods, we do expect these amounts to decline when compared to our credit losses in 2007 and 2008. Our trading and investing segment generated substantial book taxable income for each of the last six years and we estimate that it will continue to generate taxable income in future periods at a level sufficient to generate taxable income for the Company as a whole. We consider this to be significant, objective evidence that we will be able to realize our deferred tax assets in the future.

Our analysis of the need for a valuation allowance recognizes that we are in a cumulative book taxable loss position as of the three-year period ended December 31, 2008 and the three and six months ended June 30, 2009, which is considered significant, objective evidence that we may not be able to realize some portion of our deferred tax assets in the future. However, we believe we are able to rely on our forecasts of future taxable income and overcome the uncertainty created by the cumulative loss position.

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

In evaluating the need for a valuation allowance, we estimated future taxable income based on management approved forecasts. This process required significant judgment by management about matters that are by nature uncertain. If future events differ significantly from our current forecasts, a valuation allowance may need to be established, which would have a material adverse effect on our results of operations and our financial condition.

SEGMENT RESULTS REVIEW

Beginning in the first quarter of 2009, we revised our segment financial reporting to reflect the manner in which our chief operating decision maker had begun assessing the Company’s performance and making resource allocation decisions. As a result, we now report our operating results in two segments: 1) “Trading and Investing,” which includes the businesses that were formerly in the “Retail” segment and now includes our market-making business, and 2) “Balance Sheet Management,” which includes the businesses from the former “Institutional” segment, other than the market-making business. Our segment financial information from prior periods has been reclassified in accordance with the new segment financial reporting.

Trading and Investing

The following table summarizes trading and investing financial and key metrics for the three and six months ended June 30, 2009 and 2008 (dollars in thousands, except for key metrics):

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
			2009 vs. 2008				2009 vs. 2008
	2009	2008	Amount	%	2009	2008	Amount	%
Trading and investing segment income:
Net operating interest income	$208,900	$220,895	$(11,995)	(5)%	$370,575	$428,201	$(57,626)	(13)%
Commission	154,063	122,124	31,939	26%	279,689	243,793	35,896	15%
Fees and service charges	45,010	48,511	(3,501)	(7)%	90,065	99,388	(9,323)	(9)%
Principal transactions	22,693	18,392	4,301	23%	40,335	38,768	1,567	4%
Gain (loss) on loans and securities, net	(38)	18	(56)	*	(60)	16	(76)	*
Other revenue	9,625	10,310	(685)	(7)%	18,519	20,063	(1,544)	(8)%

Net segment revenue	440,253	420,250	20,003	5%	799,123	830,229	(31,106)	(4)%
Total segment expense	262,158	250,062	12,096	5%	498,878	536,018	(37,140)	(7)%

Total trading and investing segment income	$178,095	$170,188	$7,907	5%	$300,245	$294,211	$6,034	2%

Key Metrics:
DARTs	221,350	172,314	49,036	28%	208,132	176,336	31,796	18%
Average commission per trade	$11.05	$11.07	$(0.02)	(0)%	$10.84	$11.06	$(0.22)	(2)%
End of period brokerage accounts	2,714,652	2,500,565	214,087	9%	2,714,652	2,500,565	214,087	9%
Customer assets (dollars in billions)	$130.2	$162.0	$(31.8)	(20)%	$130.2	$162.0	$(31.8)	(20)%
Net new customer assets (dollars in billions)(1)	$0.9	$0.9	$—	—%	$4.4	$1.2	$3.2	267%
Brokerage related cash (dollars in billions)	$18.2	$17.4	$0.8	5%	$18.2	$17.4	$0.8	5%
Other customer cash and deposits (dollars in billions)	15.5	16.3	(0.8)	(5)%	15.5	16.3	(0.8)	(5)%

Customer cash and deposits (dollars in billions)	$33.7	$33.7	$—	—%	$33.7	$33.7	$—	—%

*	Percentage not meaningful
(1)	For the three and six months ended June 30, 2008, net new customer assets were $1.8 billion and $2.1 billion, respectively, excluding the sale of RAA.

Our trading and investing segment generates revenue from brokerage and banking relationships with investors and from market-making activities. This segment generates six main sources of revenue: net operating interest income; commission; fees and service charges; principal transactions; gain (loss) on loans and securities, net; and other revenue. Other revenue includes results from our stock plan administration products and services, as we ultimately service customers through these corporate relationships.

We believe our brokerage business performed exceptionally well during the second quarter of 2009 resulting in an increase in both the level of income generated in the trading and investing segment as well as achieving record levels of activity in brokerage accounts and DARTs. Trading and investing segment income increased 5% to $178.1 million and 2% to $300.2 million for the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008. Trading activity was strong during the second quarter of 2009 resulting in record DARTs of 221,350. We also continued to generate net new brokerage accounts, ending the quarter with a record 2.7 million accounts. Our brokerage related cash, which is one of our most profitable sources of funding, increased by $0.8 billion when compared to the second quarter of 2008. We believe these metrics are indicators of a brokerage business that is able to compete effectively in a volatile environment and has returned to growth.

Trading and investing net operating interest income decreased 5% to $208.9 million and 13% to $370.6 million for the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008. This decrease was driven primarily to a decrease in yields paid on our deposits, which was mostly offset by a decline in margin receivables between the comparable periods.

Trading and investing commission revenue increased 26% to $154.1 million and 15% to $279.7 million for the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008. The increase in commission revenue was primarily the result of an increase in DARTs of 28% and 18% to 221,350 and 208,132 for the three and six months ended June 30, 2009, respectively.

Trading and investing principal transactions revenue increased 23% to $22.7 million and 4% to $40.3 million for the three and six months ended June 30, 2009 compared to the same periods in 2008. Our principal transactions revenue is influenced by overall trading volumes, the number of stocks for which we act as a market-maker, the trading volumes of those specific stocks and the performance of our proprietary trading activities. The increase in principal transactions revenue was driven by an increase of 175% and 115% in the volume of our equity shares traded for the three and six months ended June 30, 2009, respectively. This increase was partially offset by a decrease of 53% and 50% in our average revenue capture per 1,000 equity shares traded to $0.219 and $0.258 for the three and six months ended June 30, 2009, respectively.

Trading and investing segment expense increased 5% to $262.2 million and decreased 7% to $498.9 million for the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008. The increase for the three months ended June 30, 2009 related primarily to an increase in FDIC insurance premiums during the second quarter of 2009, which included a $21.6 million special assessment as well as an increase in the ongoing FDIC insurance rates. The decrease for the six months ended June 30, 2009 related primarily to a decrease in advertising and market development expense due to higher expense in the first half of 2008 that was aimed at restoring customer confidence as well as an overall decline in advertising rates in the first half of 2009. A decrease in compensation and benefits expense also contributed to the decrease in trading and investing segment expense for the six months ended June 30, 2009. The decrease was due to lower salary expense as a result of a reduction in our employee base.

As of June 30, 2009, we had approximately 2.7 million active brokerage accounts, 1.0 million stock plan accounts and 0.8 million active banking accounts. For the three months ended June 30, 2009 and 2008, our brokerage products contributed 64% for both periods, and our banking products, which include sweep products, contributed 27% for both periods, of total trading and investing net revenue. For the six months ended June 30, 2009 and 2008, our brokerage products contributed 64% for both periods, and our banking products contributed 26% for both periods, of total trading and investing net revenue. All other products contributed less than 10% of total trading and investing net revenue for the three and six months ended June 30, 2009 and 2008.

Balance Sheet Management

The following table summarizes balance sheet management financial and key metrics for the three and six months ended June 30, 2009 and 2008 (dollars in thousands, except for key metrics):

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
			2009 vs. 2008				2009 vs. 2008
	2009	2008	Amount	%	2009	2008	Amount	%
Balance sheet management segment loss:
Net operating interest income	$130,690	$121,869	$8,821	7%	$247,677	$240,934	$6,743	3%
Commission	—	111	(111)	(100)%	—	697	(697)	(100)%
Fees and service charges	2,924	2,451	473	19%	4,584	6,515	(1,931)	(30)%
Principal transactions	—	—	—	*	—	114	(114)	(100)%
Gain on loans and securities, net	73,208	1,428	71,780	*	108,520	19,465	89,055	*
Net impairment	(29,671)	(17,153)	(12,518)	73%	(48,454)	(43,755)	(4,699)	11%
Other revenue	3,502	3,394	108	3%	6,799	7,261	(462)	(6)%

Net segment revenue	180,653	112,100	68,553	61%	319,126	231,231	87,895	38%
Provision for loan losses	404,525	319,121	85,404	27%	858,488	552,992	305,496	55%
Total segment expense	67,068	68,494	(1,426)	(2)%	124,332	136,887	(12,555)	(9)%

Total balance sheet management segment loss	$(290,940)	$(275,515)	$(15,425)	*	$(663,694)	$(458,648)	$(205,046)	*

Key Metrics:
Allowance for loan losses (dollars in millions)	$1,218.9	$635.9	$583.0	92%	$1,218.9	$635.9	$583.0	92%
Allowance for loan losses as a % of nonperforming loans	82.72%	92.95%	*	(10.23)%	82.72%	92.95%	*	(10.23)%

*	Percentage not meaningful

Our balance sheet management segment generates revenue from managing loans previously originated or purchased from third parties, and leveraging these loans and customer cash and deposit relationships to generate additional net operating interest income.

The balance sheet management segment reported a loss of $290.9 million and $663.7 million for the three and six months ended June 30, 2009, respectively. We believe the losses in this segment are the result of the continued deterioration in the residential real estate and credit markets, which in turn resulted in provision for loan losses of $404.5 million and $858.5 million for the three and six months ended June 30, 2009, respectively. Although we expect our provision for loan losses to continue at historically high levels in future periods, the level of provision for loan losses in the second quarter of 2009 represents the third consecutive quarter in which the provision for loan losses has declined when compared to the prior quarter. While we cannot state with certainty that this trend will continue, we believe it is a positive indicator that our loan portfolio may be stabilizing.

Net operating interest income increased 7% to $130.7 million and 3% to $247.7 million for the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008. This increase was due to the increase in enterprise net interest spread of 19 basis points to 2.91% and 3 basis points to 2.63% for the three and six months ended June 30, 2009, compared to the same periods in 2008.

Gain on loans and securities, net increased $71.8 million to $73.2 million and $89.1 million to $108.5 million for the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008. The increase was due primarily to gains on the sale of certain agency mortgage-backed securities during the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008.

We recognized $29.7 million and $48.5 million of net impairment during the three and six months ended June 30, 2009, respectively, on certain securities in our non-agency CMO portfolio due to continued deterioration in the expected credit performance of the underlying loans in the securities. The net impairment included gross OTTI of $199.8 million for the three months ended June 30, 2009. Of the $199.8 million gross OTTI for the three months ended June 30, 2009, $170.1 million related to the noncredit portion of OTTI, which was recorded in other comprehensive loss. We had net impairment of $17.2 million and $43.8 million for the three and six months ended June 30, 2008, which represented the total decline in the fair value of the securities in accordance with SFAS No. 115, prior to it being amended by FSP No. FAS 115-2 and FAS 124-2.

Provision for loan losses increased $85.4 million to $404.5 million and $305.5 million to $858.5 million for the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008. The increase in the provision for loan losses was related primarily to deterioration in the performance of our one- to four-family and home equity loan portfolios. We believe the deterioration in both of these portfolios was caused by several factors, including: home price depreciation in key markets; growing inventories of unsold homes; rising foreclosure rates; significant contraction in the availability of credit; and a general decline in economic growth. In addition, the combined impact of home price depreciation and the reduction of available credit made it increasingly difficult for borrowers to refinance existing loans. Although we expect these factors will cause the provision for loan losses to continue at historically high levels in future periods, the level of provision for loan losses in the second quarter of 2009 represents the third consecutive quarter in which the provision for loan losses has declined when compared to the prior quarter. While we cannot state with certainty that this trend will continue, we believe it is a positive indicator that our loan portfolio may be stabilizing.

Total balance sheet management segment expense decreased slightly to $67.1 million and 9% to $124.3 million for the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008. The decrease for the six months ended June 30, 2009 was due primarily to lower facility restructuring expense and lower salary expense due to a reduction in our employee base, partially offset by an increase in corporate overhead expenses, the majority of which are allocated to the balance sheet management segment.

BALANCE SHEET OVERVIEW

The following table sets forth the significant components of our consolidated balance sheet (dollars in thousands):

	June 30, 2009	December 31, 2008	Variance
			2009 vs. 2008
			Amount	%
Assets:
Cash(1)	$6,674,118	$4,995,447	$1,678,671	34%
Trading securities	37,606	55,481	(17,875)	(32)%
Available-for-sale mortgage-backed and investment securities	10,841,867	10,806,094	35,773	0%
Margin receivables	3,135,287	2,791,168	344,119	12%
Loans, net	21,939,043	24,451,852	(2,512,809)	(10)%
Investment in FHLB stock	183,863	200,892	(17,029)	(8)%
Other assets(2)	5,139,466	5,237,281	(97,815)	(2)%

Total assets	$47,951,250	$48,538,215	$(586,965)	(1)%

Liabilities and shareholders’ equity:
Deposits	$26,423,824	$26,136,246	$287,578	1%
Wholesale borrowings(3)	9,834,426	11,735,056	(1,900,630)	(16)%
Customer payables	4,533,614	3,753,332	780,282	21%
Corporate debt	2,878,815	2,750,532	128,283	5%
Accounts payable, accrued and other liabilities	1,298,018	1,571,553	(273,535)	(17)%

Total liabilities	44,968,697	45,946,719	(978,022)	(2)%
Shareholders’ equity	2,982,553	2,591,496	391,057	15%

Total liabilities and shareholders’ equity	$47,951,250	$48,538,215	$(586,965)	(1)%

(1)	Includes balance sheet line items cash and equivalents and cash and investments required to be segregated under federal or other regulations.
(2)	Includes balance sheet line items property and equipment, net, goodwill, other intangibles, net and other assets.
(3)	Includes balance sheet line items securities sold under agreements to repurchase and other borrowings.

The decrease in total assets was attributable primarily to a decrease of $2.5 billion in loans, net, offset by an increase of $1.7 billion in cash. The decrease in loans, net was due to our strategy of reducing balance sheet risk by allowing our loan portfolio to pay down. For the foreseeable future, we plan to allow our home equity loans to pay down, resulting in an overall decline in the balance of the loan portfolio. For the remainder of 2009, we also plan to allow total assets to decline in order to release additional regulatory capital which we are required to hold against these assets.

The decrease in total liabilities was attributable primarily to the decrease in wholesale borrowings which was partially offset by an increase in customer payables and deposits. The decrease in wholesale borrowings was a result of paying down our FHLB advances and securities sold under agreements to repurchase in the first half of 2009. Customer payables increased due to higher trading activity during the first half of 2009 and net new brokerage customer acquisition. While our deposits increased by $287.6 million during the first half of 2009, we expect these balances, particularly the non-sweep deposit balances, to decrease over the remainder of 2009 as we focus on decreasing total assets.

Available-for-Sale Mortgage-Backed and Investment Securities

Available-for-sale securities are summarized as follows (dollars in thousands):

	June 30, 2009	December 31, 2008	Variance
			2009 vs. 2008
			Amount	%
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$10,025,069	$10,110,813	$(85,744)	(1)%
Non-agency CMOs and other	491,707	602,376	(110,669)	(18)%

Total residential mortgage-backed securities	10,516,776	10,713,189	(196,413)	(2)%
Investment securities	325,091	92,905	232,186	250%

Total available-for-sale securities	$10,841,867	$10,806,094	$35,773	0%

Available-for-sale securities represented 23% and 22% of total assets at June 30, 2009 and December 31, 2008, respectively. Total available-for-sale securities remained flat at $10.8 billion at June 30, 2009 when compared to December 31, 2008. Investment securities increased to $325.1 million due to the purchase of U.S. Treasury and agency debentures. All U.S. Treasury and agency debentures and agency mortgage-backed securities and CMOs are AAA-rated.

Loans, Net

Loans, net are summarized as follows (dollars in thousands):

	June 30, 2009	December 31, 2008	Variance
			2009 vs. 2008
			Amount	%
Loans held-for-sale	$12,635	$—	$12,635	*
One- to four-family	11,900,772	12,979,844	(1,079,072)	(8)%
Home equity	8,982,695	10,017,183	(1,034,488)	(10)%
Consumer and other loans:
Recreational vehicle	1,417,215	1,570,116	(152,901)	(10)%
Marine	385,266	424,595	(39,329)	(9)%
Commercial	168,975	214,084	(45,109)	(21)%
Other	84,632	89,875	(5,243)	(6)%
Unamortized premiums, net	205,792	236,766	(30,974)	(13)%
Allowance for loan losses	(1,218,939)	(1,080,611)	(138,328)	13%

Total loans, net	$21,939,043	$24,451,852	$(2,512,809)	(10)%

*	Percentage not meaningful

Loans, net decreased 10% to $21.9 billion at June 30, 2009 from $24.5 billion at December 31, 2008. This decline was due primarily to our strategy of reducing balance sheet risk by allowing our loan portfolio to pay down. We do not expect to grow our loan portfolio for the foreseeable future. In addition, we plan to allow our home equity loans to pay down, resulting in an overall decline in the balance of the loan portfolio.

Loans held-for-sale of $12.6 million as of June 30, 2009 represents loans originated through, but not yet purchased by, a third party company that we partnered with to provide access to real estate loans for our customers. The product is offered as a convenience to our customers and is not one of our primary product offerings. The third party company providing this product performs all processing and underwriting of these loans and is responsible for the credit risk associated with these loans, which minimizes our assumption of any of the typical risks commonly associated with mortgage lending. There is a short period of time after closing of the loans in which we record the originated loan as held-for-sale prior to the third party company purchasing the loan.

We have a credit default swap (“CDS”) on a portion of our first-lien residential real estate loan portfolio through a synthetic securitization structure that provides, for a fee, an assumption by a third party of a portion of the credit risk related to the underlying loans. As of June 30, 2009, the balance of the loans covered by the CDS was $2.6 billion, on which $17.8 million in losses have been recognized. The CDS provides protection for losses in excess of $4.0 million, but not to exceed approximately $30.3 million. During the three months ended June 30, 2009, we began to receive cash recoveries from the CDS for amounts reported in excess of the $4.0 million threshold. We expect to recognize the remaining benefit over the next twelve months, which is reflected in the allowance for loan losses as of June 30, 2009.

Deposits

Deposits are summarized as follows (dollars in thousands):

	June 30, 2009	December 31, 2008	Variance
			2009 vs. 2008
			Amount	%
Money market and savings accounts	$12,911,459	$12,692,729	$218,730	2%
Sweep deposit accounts	10,789,614	9,650,431	1,139,183	12%
Certificates of deposit	1,790,395	2,363,385	(572,990)	(24)%
Checking accounts	788,357	991,477	(203,120)	(20)%
Brokered certificates of deposit	143,999	438,224	(294,225)	(67)%

Total deposits	$26,423,824	$26,136,246	$287,578	1%

Deposits represented 59% and 57% of total liabilities at June 30, 2009 and December 31, 2008, respectively. Deposits generally provide us the benefit of lower interest costs, compared with wholesale funding alternatives. While our deposits increased by $287.6 million during the six months, we expect these balances, particularly the non-sweep deposit balances, to decrease over the remainder of 2009 as we focus on decreasing total assets. At June 30, 2009, 95% of our customer deposits were covered by FDIC insurance.

The deposits balance is a component of the total customer cash and deposits balance reported as a customer activity metric of $33.7 billion and $32.3 billion at June 30, 2009 and December 31, 2008, respectively. The total customer cash and deposits balance is summarized as follows (dollars in thousands):

	June 30, 2009	December 31, 2008	Variance
			2009 vs. 2008
			Amount	%
Deposits	$26,423,824	$26,136,246	$287,578	1%
Less: brokered certificates of deposit	(143,999)	(438,224)	294,225	(67)%

Retail deposits	26,279,825	25,698,022	581,803	2%
Customer payables	4,533,614	3,753,332	780,282	21%
Customer cash balances held by third parties and other	2,883,305	2,805,101	78,204	3%

Total customer cash and deposits	$33,696,744	$32,256,455	$1,440,289	4%

Wholesale Borrowings

Wholesale borrowings, which consist of securities sold under agreements to repurchase and other borrowings are summarized as follows (dollars in thousands):

	June 30, 2009	December 31, 2008	Variance
			2009 vs. 2008
			Amount	%
Securities sold under agreements to repurchase	$6,464,915	$7,381,279	$(916,364)	(12)%

FHLB advances	$2,903,600	$3,903,600	$(1,000,000)	(26)%
Subordinated debentures	427,370	427,328	42	0%
Other	38,541	22,849	15,692	69%

Total other borrowings	$3,369,511	$4,353,777	$(984,266)	(23)%

Total wholesale borrowings	$9,834,426	$11,735,056	$(1,900,630)	(16)%

Wholesale borrowings represented 22% and 26% of total liabilities at June 30, 2009 and December 31, 2008, respectively. The decrease in wholesale borrowings of $1.9 billion during for the six months ended June 30, 2009 was due primarily to a decrease in securities sold under agreements to repurchase and the early termination of certain FHLB advances. Securities sold under agreements to repurchase coupled with FHLB advances are the primary wholesale funding sources of the Bank. As a result, we expect these balances to fluctuate over time as our deposits and our interest-earning assets fluctuate.

Corporate Debt

Corporate debt by type is shown as follows (dollars in thousands):

	Face Value	Discount	Fair Value Adjustment	Net
June 30, 2009
Senior notes:
8% Notes, due 2011	$435,515	$(1,439)	$11,112	$445,188
7 3/8% Notes, due 2013	414,665	(3,903)	24,462	435,224
7 7/8% Notes, due 2015	243,177	(1,922)	12,203	253,458

Total senior notes	1,093,357	(7,264)	47,777	1,133,870
Springing lien notes 12 1/2%, due 2017	2,185,530	(449,445)	8,860	1,744,945

Total corporate debt	$3,278,887	$(456,709)	$56,637	$2,878,815

	Face Value	Discount	Fair Value Adjustment	Net
December 31, 2008
Senior notes:
8% Notes, due 2011	$435,515	$(1,763)	$13,855	$447,607
7 3/8% Notes, due 2013	414,665	(4,334)	32,435	442,766
7 7/8% Notes, due 2015	243,177	(2,071)	13,183	254,289

Total senior notes	1,093,357	(8,168)	59,473	1,144,662
Springing lien notes 12 1/2%, due 2017	2,057,000	(460,515)	9,385	1,605,870

Total corporate debt	$3,150,357	$(468,683)	$68,858	$2,750,532

The increase in corporate debt during the first half of 2009 was due to the issuance of $128.5 million of 12 1/2% springing lien notes in satisfaction of the May 2009 interest payment on these notes.

In June 2009, we launched an offer to exchange approximately $1.7 billion aggregate principal amount of our corporate debt, including up to $1.3 billion principal amount of the 12 1/2% Notes and all $435.5 million principal amount of the 8% Notes for an equal principal amount of newly-issued non-interest bearing convertible debentures. The pending debt exchange offer is subject to shareholder and regulatory approval, which we expect to occur.

Shareholders’ Equity

Shareholders’ equity increased 15% to $3.0 billion at June 30, 2009 from $2.6 billion at December 31, 2008. This increase was due primarily to the issuance of 541 million shares of common stock during the second quarter of 2009 in connection with the Equity Drawdown Program and the Public Equity Offering. See Liquidity and Capital Resources below for more information. The increase was partially offset by our net loss during the three months ended June 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES

We have established liquidity and capital policies to support the successful execution of our business strategies, while ensuring ongoing and sufficient liquidity through the business cycle. These policies are especially important during periods of stress in the financial markets, which have been ongoing since the fourth quarter of 2007 and will likely continue for some time.

We believe liquidity is of critical importance to the Company and especially important within E*TRADE Bank. The objective of our policies is to ensure that we can meet our corporate and banking liquidity needs under both normal operating conditions and under periods of stress in the financial markets. Our corporate liquidity needs are primarily driven by the amount of principal and interest due on our corporate debt as well as any capital needs at E*TRADE Bank. Our banking liquidity needs are driven primarily by the level and volatility of our customer deposits. Management maintains an extensive set of liquidity sources and monitors certain business trends and market metrics closely to ensure we have sufficient liquidity and to avoid dependence on other more expensive sources of funding. Management believes the following sources of liquidity are of critical importance in maintaining ample funding for liquidity needs: Corporate cash, Bank cash and unused FHLB borrowing capacity. Management believes that these liquidity sources, which we expect to fluctuate in any given period, are more than sufficient to meet our needs for the foreseeable future.

Capital is generated primarily through our business operations and our capital market activities. Our trading and investing segment has been profitable and a generator of capital for the past 6 years and we expect that trend to continue. However, our provision for loan losses, which is reported in the balance sheet management segment, has more than offset the capital generated by both of our segments. While we cannot state this with certainty, we believe that this trend will reverse at some point in the foreseeable future and our business operations will again be a net generator of capital. However, in order to ensure that we have enough capital to withstand any further deterioration in the current credit and market conditions, management believed it was necessary to raise additional capital.

During the second quarter of 2009, our primary banking regulator, the Office of Thrift Supervision (“OTS”), advised us, and consistent with our plans stated above we agreed, to raise additional equity capital for E*TRADE Bank and to substantially reduce our corporate debt service burden. In response, we implemented a plan to strengthen our capital structure by raising cash equity primarily to support E*TRADE Bank and also to enhance our liquidity. As part of this plan, we raised $586 million in net proceeds from two separate stock offerings. The Equity Drawdown Program in May 2009 resulted in net proceeds of $63 million and issuance of 41 million shares of common stock. The Public Equity Offering in June 2009 resulted in net proceeds of $523 million and issuance of 500 million shares of common stock. In total, the parent company contributed $500 million of cash equity to E*TRADE Bank during the second quarter of 2009.

Also as part of our capital plan, we launched an offer to exchange $1.7 billion aggregate principal amount of our corporate debt, which includes up to $1.3 billion principal amount of our 12 1/2% Notes and all $435.5 million principal amount of our 8% Notes, for an equal principal amount of newly-issued non-interest bearing convertible debentures. In connection with our pending debt exchange offer, holders of $1.3 billion principal amount of 12 1/2% Notes and almost all of the 8% Notes have tendered notes in exchange for convertible debentures. The pending debt exchange offer is subject to shareholder and regulatory approval, which we expect to occur.

Management believes that our common stock offerings combined with the expected completion of the pending debt exchange offer, will substantially improve the regulatory capital levels at E*TRADE Bank as well as significantly enhance parent company liquidity, especially through the end of 2011. As a result, we believe we will be in a position to take advantage of favorable market conditions with regard to any additional capital planning actions, such as further debt-for-equity exchanges, additional cash capital raising activities or sales of any non-core assets.

During the fourth quarter of 2008, we applied to the U.S. Treasury for funding under the Troubled Asset Relief Program (“TARP”) Capital Purchase Program. We continue to view TARP funding as a possible component of our capital planning program. We cannot predict when or if our application will be acted upon. However, given the success of our capital raising efforts to date, we believe that our financial health is not dependent upon receiving TARP funding.

Corporate Cash

Corporate cash is the primary source of liquidity at the parent company and is available to invest in our regulated subsidiaries. We define corporate cash as cash held at the parent company as well as cash held in certain subsidiaries that can distribute cash to the parent company without any regulatory approval. The components of corporate cash as of June 30, 2009 and December 31, 2008 are as follows (dollars in thousands):

	June 30, 2009	December 31, 2008	Variance
			2009 vs. 2008
Parent company cash	$507,320	$216,535	$290,785
Converging Arrows, Inc. and other cash(1)	19,682	218,318	(198,636)

Total corporate cash(2)	$527,002	$434,853	$92,149

(1)	Converging Arrows, Inc. and other consists of corporate subsidiaries that can distribute cash to the parent company without any regulatory approval.
(2)

Total corporate cash at June 30, 2009 and December 31, 2008 includes $19.7 million and $45.3 million, respectively, that we invested in The Reserve Funds’ Primary Fund and is included as a receivable in the other assets line item, as The Reserve Fund has not indicated when the funds will be distributed back to investors.

Consolidated Cash and Equivalents

The consolidated cash and equivalents balance increased by $1.4 billion to $5.2 billion for the six months ended June 30, 2009. The majority of this balance is cash held in regulated subsidiaries, primarily the Bank, outlined as follows (dollars in thousands):

	June 30, 2009	December 31, 2008	Variance
			2009 vs. 2008
Corporate cash	$527,002	$434,853	$92,149
Bank cash(1)	4,518,405	3,276,588	1,241,817
International brokerage and other cash	252,263	288,716	(36,453)
Less:
Cash reported in other assets(2)	(63,515)	(146,308)	82,793

Total consolidated cash	$5,234,155	$3,853,849	$1,380,306

(1)

During the second quarter of 2009, E*TRADE Securities LLC became a wholly-owned operating subsidiary of E*TRADE Bank. As a result, $67.5 million and $56.4 million in cash held at E*TRADE Securities LLC is included in Bank cash at June 30, 2009 and December 31, 2008, respectively.

(2)

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

Cash and Equivalents Held in the Reserve Fund

At June 30, 2009, we held cash in The Reserve Funds’ Primary Fund (“the Fund”) of $63.5 million, which is included as a receivable in the other assets line item on the balance sheet. On September 16, 2008, the Fund reported that its shares had fallen below the standard of $1 per share, which is commonly referred to as “breaking the buck.” The following table details our cash held in the Fund at the date the Fund was reported as “breaking the buck” and at June 30, 2009 (dollars in thousands):

	June 30, 2009	September 15, 2008	Variance
			June 30, 2009 vs. September 15, 2008
Corporate cash	$19,654	$230,326	$(210,672)
Bank cash(1)	41,789	489,737	(447,948)
International brokerage and other cash	2,072	24,278	(22,206)

Total cash held in the Fund	$63,515	$744,341	$(680,826)

(1)

During the second quarter of 2009, E*TRADE Securities LLC became a wholly-owned operating subsidiary of E*TRADE Bank. As a result, $5.9 million and $69.3 million in cash related to E*TRADE Securities LLC is included in Bank cash at June 30, 2009 and September 15, 2008, respectively.

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

Liquidity Available from Subsidiaries

Liquidity available to the Company from its subsidiaries, other than Converging Arrows, Inc. is limited by regulatory requirements. In addition, E*TRADE Bank may not pay dividends to the parent company without approval from the OTS and any loans by E*TRADE Bank to the parent company and its other non-bank subsidiaries are subject to various quantitative, arm’s length, collateralization and other requirements.

We maintain capital in excess of regulatory minimums at our regulated subsidiaries, the most significant of which is E*TRADE Bank. As of June 30, 2009, we held $910.9 million of risk-based capital at E*TRADE Bank in excess of the regulatory minimum level required to be considered “well capitalized.” In the current credit environment, we plan to maintain excess risk-based capital at E*TRADE Bank in order to enhance our ability to absorb credit losses while still maintaining “well capitalized” status. However, events beyond management’s control, such as a continued deterioration in residential real estate and credit markets, could adversely affect future earnings and E*TRADE Bank’s ability to meet its future capital requirements.

The Company’s broker-dealer subsidiaries are subject to capital requirements determined by their respective regulators. At June 30, 2009 and December 31, 2008, all of our brokerage subsidiaries met their minimum net capital requirements. Our broker-dealer subsidiaries had excess net capital of $501.6 million(1) at June 30, 2009, a decline of $216.0 million from December 31, 2008. This decline was due to a $250 million dividend paid by E*TRADE Clearing to E*TRADE Bank during the first quarter of 2009(2). While we cannot assure that we would obtain regulatory approval again in the future to withdraw any of this excess net capital, $395.4 million is available for dividend while still maintaining a capital level above regulatory “early warning” guidelines.

Other Sources of Liquidity

We also maintain $325.0 million in uncommitted financing to meet margin lending needs. At June 30, 2009, there were no outstanding balances and the full $325.0 million was available.

We rely on borrowed funds, such as FHLB advances and securities sold under agreements to repurchase, to provide liquidity for the Bank. Our ability to borrow these funds is dependent upon the continued availability of funding in the wholesale borrowings market. At June 30, 2009, the Bank had approximately $6.7 billion in additional collateralized borrowing capacity with the FHLB.

We have the option to make the interest payments on our springing lien notes in the form of either cash or additional springing lien notes through May 2010. During the second quarter of 2008, we elected to make our first interest payment of approximately $121 million in cash. During the fourth quarter of 2008 and second quarter of 2009, we elected to make our second and third interest payments of $121 million and $129 million, respectively, in the form of additional springing lien notes. We will determine whether to make our next two interest payments, in the form of cash or additional springing lien notes based on the facts and circumstances at that time. The November 2010 payment is the first interest payment we are required to pay in cash. If the pending debt exchange offer receives shareholder and regulatory approval, our annual cash interest payments will be reduced by approximately $200 million through 2011.

Corporate Debt

Our current senior debt ratings are Caa3 by Moody’s Investor Service, CC/CCC-(3) by Standard & Poor’s and B (high) by Dominion Bond Rating Service (“DBRS”). The Company’s long-term deposit ratings are Ba3 by Moody’s Investor Service, CCC+ (developing) by Standard & Poor’s and BB by DBRS. A significant change in these ratings may impact the rate and availability of future borrowings.

Off-Balance Sheet Arrangements

We enter into various off-balance-sheet arrangements in the ordinary course of business, primarily to meet the needs of our customers and to reduce our own exposure to interest rate risk. These arrangements include firm commitments to extend credit and letters of credit. Additionally, we enter into guarantees and other similar arrangements as part of transactions in the ordinary course of business. For additional information on each of these arrangements, see Item 1. Consolidated Financial Statements (Unaudited).

(1)	The excess net capital of the broker-dealer subsidiaries included $411.2 million and $21.3 million of excess net capital at E*TRADE Clearing and E*TRADE Securities LLC, respectively, which are subsidiaries of E*TRADE Bank and are also included in the excess risk-based capital of E*TRADE Bank.
(2)	The dividend of $250 million did not impact E*TRADE Bank’s regulatory capital as E*TRADE Clearing is a subsidiary of E*TRADE Bank and is already included in its consolidated capital base.
(3)	Standard & Poor’s has rated the Company’s 2011 Notes and 2017 Notes CC and the Company’s 2013 Notes and 2015 Notes CCC-.

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

Interest rate and operational risks and the management of risk are more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Current Report on Form 8-K filed May 14, 2009. For additional information on liquidity risk, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources. We are also subject to other risks that could impact our business, financial condition, results of operations or cash flows in future periods. See Part II-Item 1A. Risk Factors.

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

Loss Mitigation

Given the deterioration in the performance of our loan portfolio, particularly in our home equity loan portfolio, we formed a special credit management team in early 2008 to focus on the mitigation of potential losses in the home equity loan portfolio.

This team’s initial focus was to reduce our exposure to open home equity lines. Through a variety of strategies, including voluntary line closures, automatically freezing lines on all delinquent accounts, and freezing lines on loans with materially reduced home equity, we have reduced this amount from a high of over $7 billion in 2007 to $1.7 billion as of June 30, 2009.

We also initiated a loan modification program in 2008 that in its early stages, resulted in an insignificant number of minor modifications. This loan modification program became more active during the first half of 2009. We consider modifications in which we made an economic concession to a borrower experiencing financial difficulty a troubled debt restructuring (“TDR”). As of June 30, 2009, we had modified $272.0 million of loans in which the modification was considered a TDR. We also modified a number of loans through traditional collections actions taken in the normal course of servicing delinquent accounts. These actions typically result in an insignificant delay in the timing of payments; therefore, the Company does not consider such activities to be economic concessions to the borrowers. On February 18, 2009, the U.S. Department of the Treasury announced the Homeowner Affordability and Stability Plan. The primary focus of this plan is to create requirements and provide incentives to modify mortgages with the goal of avoiding foreclosure. We believe our loan modification program goals are in line with the Homeowner Affordability and Stability Plan and we have aligned our servicer guidelines with the government’s program. Our loan modification programs target borrowers who demonstrate a willingness and ability to meet their loan obligations and stay in their homes. To date our programs have focused on modifications to the rate and term of loans, which often results in a lower monthly payment for the borrower.

The team has several other initiatives either in progress or in development which are focused on mitigating losses in our home equity loan portfolio. Those initiatives include improving collection efforts and practices of our servicers as well as increasing our loss recovery efforts to minimize the level of loss on a loan that goes to charge-off.

In addition, we continue to review our mortgage loan portfolio in order to identify loans to be repurchased by the originator. Our review is primarily focused on identifying loans with violations of transaction representations and warranties or material misrepresentation on the part of the seller. Any loans identified with these deficiencies are submitted to the original seller for repurchase. For the six months ended June 30, 2009, approximately $44.3 million of loans, and for the year ended December 31, 2008, approximately $105.6 million of loans were repurchased by the original sellers.

Underwriting Standards—Originated Loans

During the second quarter of 2008, we exited our retail mortgage origination business, which represented our last remaining loan origination channel. During the three and six months ended June 30, 2008, we originated approximately $42 million and $158 million, respectively, in one- to four-family loans through our retail mortgage origination business. These loans were predominantly prime credit quality first-lien mortgage loans secured by a single-family residence. In March 2009, we partnered with a third party company to provide access to real estate loans for our customers. This product is being offered as a convenience to our customers and is not one of our primary product offerings. We structured this arrangement to minimize our assumption of any of the typical risks commonly associated with mortgage lending. The third party company providing this product performs all processing and underwriting of these loans. Shortly after closing, the third party company purchases the loans from us and is responsible for the credit risk associated with these loans. We originated $30.5 million in loans during the six months ended June 30, 2009 and we had commitments to originate mortgage loans of $47.4 million at June 30, 2009.

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

We believe certain categories of loans inherently have a higher level of credit risk due to characteristics of the borrower and/or features of the loan. Two of these categories are sub-prime and option ARM loans. As a general matter, we did not originate or purchase these loans to hold on our balance sheet; however, in the normal course of purchasing large pools of real estate loans, we invariably ended up acquiring a de minimis amount of sub-prime loans. As of June 30, 2009, sub-prime(1) real estate loans represented less than one-fifth of one percent of our total real estate loan portfolio and we held no option ARM loans.

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

The breakdowns by LTV/CLTV and FICO score of our two main loan portfolios, one-to four-family and home equity, are as follows (dollars in thousands):

	One- to Four-Family		Home Equity
LTV/CLTV at Origination(3)	June 30, 2009	December 31, 2008	June 30, 2009	December 31, 2008
<=70%	$5,167,985	$5,647,650	$2,883,171	$3,126,274
70% - 80%	6,388,782	7,008,860	1,658,960	1,822,797
80% - 90%	207,398	162,966	2,947,945	3,312,332
>90%	136,607	160,368	1,492,619	1,755,780

Total	$11,900,772	$12,979,844	$8,982,695	$10,017,183

Average LTV/CLTV at loan origination(4)	70.4%	68.8%	78.7%	79.1%
Average estimated current LTV/CLTV(5)	94.6%	90.1%	102.4%	99.7%

	One- to Four-Family		Home Equity
FICO at Origination	June 30, 2009	December 31, 2008	June 30, 2009	December 31, 2008
>=720	$7,885,126	$8,680,892	$5,422,748	$6,005,837
719 - 700	1,625,634	1,750,294	1,424,393	1,591,380
699 - 680	1,260,591	1,342,967	1,220,602	1,379,218
679 - 660	733,013	784,449	524,586	595,776
659 - 620	387,687	412,514	379,263	432,862
<620	8,721	8,728	11,103	12,110

Total	$11,900,772	$12,979,844	$8,982,695	$10,017,183

(1)	Defined as borrowers with FICO scores less than 620 at the time of origination.
(2)	Approximately 14% of the home equity portfolio is in the first lien position. For home equity loans that are in a second lien position, we also hold the first lien position on the same residential real estate property for less than 1% of the loans in this portfolio.
(3)	CLTV at origination calculations for home equity are based on drawn balances.
(4)	Average LTV/CLTV at loan origination calculations are based on LTV/CLTV at time of purchase for one- to four-family purchased loans and undrawn balances for home equity loans.
(5)	The average estimated current LTV ratio reflects the outstanding balance at the balance sheet date, divided by the estimated current property value. Current property values are estimated using the most recent property value data available to us. For properties in which we did not have an updated valuation, we utilized home price indices to estimate the current property value.

In addition to the factors described above, we monitor credit trends in loans by acquisition channel and vintage, which are summarized below as of June 30, 2009 and December 31, 2008 (dollars in thousands):

	One- to Four-Family		Home Equity
Acquisition Channel	June 30, 2009	December 31, 2008	June 30, 2009	December 31, 2008
Purchased from a third party	$9,740,846	$10,646,324	$7,930,747	$8,873,156
Originated by the Company	2,159,926	2,333,520	1,051,948	1,144,027

Total real estate loans	$11,900,772	$12,979,844	$8,982,695	$10,017,183

	One- to Four-Family		Home Equity
Vintage Year	June 30, 2009	December 31, 2008	June 30, 2009	December 31, 2008
2003 and prior	$503,767	$577,408	$682,798	$754,054
2004	1,166,163	1,309,985	915,386	990,138
2005	2,477,480	2,695,718	2,212,834	2,426,000
2006	4,483,074	4,890,407	4,102,050	4,668,721
2007	3,241,602	3,475,661	1,053,502	1,161,667
2008	28,686	30,665	16,125	16,603

Total real estate loans	$11,900,772	$12,979,844	$8,982,695	$10,017,183

Allowance for Loan Losses

The allowance for loan losses is management’s estimate of credit losses inherent in our loan portfolio as of the balance sheet date. The estimate of the allowance for loan losses is based on a variety of factors, including the composition and quality of the portfolio; delinquency levels and trends; current and historical charge-off and loss experience; current industry charge-off and loss experience; the condition of the real estate market and geographic concentrations within the loan portfolio; the interest rate climate; the overall availability of housing credit; and general economic conditions. The allowance for loan losses is typically equal to management’s estimate of loan charge-offs in the twelve months following the balance sheet date and the estimated charge-offs, including the economic concession to the borrower, over the estimated remaining life of loans modified in a troubled debt restructuring. Determining the adequacy of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain. Subsequent evaluations of the loan portfolio, in light of the factors then prevailing, may result in significant changes in the allowance for loan losses in future periods. We believe our allowance for loan losses at June 30, 2009 is representative of probable losses inherent in the loan portfolio at the balance sheet date.

In determining the allowance for loan losses, we allocate a portion of the allowance to various loan products based on an analysis of individual loans and pools of loans. However, the entire allowance is available to absorb credit losses inherent in the total loan portfolio as of the balance sheet date.

The following table presents the allowance for loan losses by major loan category (dollars in thousands):

	One- to Four-Family		Home Equity		Consumer and Other		Total
	Allowance	Allowance as a % of Loans Receivable(1)	Allowance	Allowance as a % of Loans Receivable(1)	Allowance	Allowance as a % of Loans Receivable(1)	Allowance	Allowance as a % of Loans Receivable(1)
June 30, 2009	$428,017	3.58%	$718,866	7.88%	$72,056	3.46%	$1,218,939	5.27%
December 31, 2008	$185,163	1.42%	$833,835	8.19%	$61,613	2.65%	$1,080,611	4.23%

(1)	Allowance as a percentage of loans receivable is calculated based on the gross loans receivable for each respective category.

During the six months ended June 30, 2009, the allowance for loan losses increased by $138.3 million from the level at December 31, 2008. This increase was driven primarily by the increase in the allowance allocated to the one- to four-family loan portfolio, which began to deteriorate during 2008. However, the majority of the allowance as of June 30, 2009 related to the home equity portfolio, which began to deteriorate during the second half of 2007. We believe the deterioration in both of these portfolios was caused by several factors, including: home price depreciation in virtually all key markets; growing inventories of unsold homes; rising foreclosure rates; significant contraction in the availability of credit; and a general decline in economic growth. In addition, the combined impact of home price depreciation and the reduction of available credit made it increasingly difficult for borrowers to refinance existing loans. Although we expect our provision for loan losses to continue at historically high levels in future periods, the level of provision for loan losses in the second quarter of 2009 represents the third consecutive quarter in which the provision for loan losses has declined when compared to the prior quarter. While we cannot state with certainty that this trend will continue, we believe it is a positive indicator that our loan portfolio may be stabilizing.

Included in our allowance for loan losses at June 30, 2009 was a specific allowance of $105.6 million that was established for TDRs. The specific allowance for these individually impaired loans represents the expected loss, including the economic concession to the borrower, over the remaining life of the loan. The following table shows the TDRs and specific valuation allowance by loan portfolio (dollars in thousands):

	Recorded Investment in TDRs	Specific Valuation Allowance	Specific Valuation Allowance as a % of TDR Loans
June 30, 2009
One- to four-family	$104,698	$19,948	19%
Home equity	167,276	85,691	51%

Total	$271,974	$105,639	39%

The following table provides an analysis of the net charge-offs for the three and six months ended June 30, 2009 and 2008 (dollars in thousands):

	Charge-offs	Recoveries	Net Charge-offs	% of Average Loans (Annualized)
Three months ended June 30, 2009:
One- to four-family	$(77,069)	$—	$(77,069)	2.53%
Home equity	(289,989)	3,269	(286,720)	12.04%
Recreational vehicle	(21,897)	6,333	(15,564)	4.19%
Marine	(5,846)	2,176	(3,670)	3.67%
Other	(3,804)	433	(3,371)	5.10%

Total	$(398,605)	$12,211	$(386,394)	6.47%

Three months ended June 30, 2008:
One- to four-family	$(32,171)	$—	$(32,171)	0.91%
Home equity	(205,510)	1,832	(203,678)	7.18%
Recreational vehicle	(13,665)	4,814	(8,851)	1.97%
Marine	(3,081)	1,174	(1,907)	1.57%
Other	(3,178)	639	(2,539)	2.78%

Total	$(257,605)	$8,459	$(249,146)	3.53%

Six months ended June 30, 2009:
One- to four-family	$(144,113)	$—	$(144,113)	2.31%
Home equity	(537,762)	5,751	(532,011)	10.88%
Recreational vehicle	(42,003)	11,813	(30,190)	3.95%
Marine	(10,692)	3,143	(7,549)	3.68%
Other	(7,013)	716	(6,297)	4.56%

Total	$(741,583)	$21,423	$(720,160)	5.88%

Six months ended June 30, 2008:
One- to four-family	$(47,229)	$455	$(46,774)	0.64%
Home equity	(355,638)	2,594	(353,044)	6.08%
Recreational vehicle	(25,135)	8,080	(17,055)	1.84%
Marine	(6,166)	2,509	(3,657)	1.46%
Other	(5,849)	1,106	(4,743)	2.57%

Total	$(440,017)	$14,744	$(425,273)	2.93%

Loan losses are recognized when it is probable that a loss will be incurred. Our policy for both one- to four-family and home equity loans is to assess the value of the property when the loan has been delinquent for 180 days or is in bankruptcy, regardless of whether or not the property is in foreclosure, and charge-off the amount of the loan balance in excess of the estimated current property value. Our policy is to charge-off credit cards when collection is not probable or the loan has been delinquent for 180 days and to charge-off closed-end consumer loans when the loan is 120 days delinquent or when we determine that collection is not probable.

Net charge-offs for the three and six months ended June 30, 2009 compared to the same periods in 2008 increased by $137.2 million and $294.9 million, respectively. The overall increase was primarily due to higher net charge-offs on our one- to four-family loans and home equity loans, which were driven mainly by the same factors as described above. We believe net charge-offs will begin to decline in future periods when compared to the level of charge-offs in the three months ended June 30, 2009 as a result of our decline in special mention delinquencies, which are discussed below. The following graph illustrates the net charge-offs by quarter:

Nonperforming Assets

We classify loans as nonperforming when they are 90 days past due. The following table shows the comparative data for nonperforming loans and assets (dollars in thousands):

	June 30, 2009	December 31, 2008
One- to four-family	$1,117,966	$593,075
Home equity	339,119	341,255
Consumer and other loans	16,567	7,792

Total nonperforming loans	1,473,652	942,122
Real estate owned (“REO”) and other repossessed assets, net	75,661	108,105

Total nonperforming assets, net	$1,549,313	$1,050,227

Nonperforming loans receivable as a percentage of gross loans receivable	6.37%	3.69%
One- to four-family allowance for loan losses as a percentage of one- to four-family nonperforming loans	38.29%	31.22%
Home equity allowance for loan losses as a percentage of home equity nonperforming loans	211.98%	244.34%
Consumer and other allowance for loan losses as a percentage of consumer and other nonperforming loans	434.94%	790.72%
Total allowance for loan losses as a percentage of total nonperforming loans	82.72%	114.70%

During the six months ended June 30, 2009, our nonperforming assets, net increased $499.1 million to $1.5 billion compared to December 31, 2008. The increase was attributed primarily to an increase in nonperforming one- to four-family loans delinquent in excess of 180 days of $352.4 million for the six months ended June 30, 2009 when compared to December 31, 2008. This increase was due primarily to a moratorium on foreclosures, which began in the fourth quarter of 2008. We resumed our normal foreclosure process during the second quarter of 2009.

The following graph illustrates the nonperforming loans by quarter:

The allowance as a percentage of total nonperforming loans receivable, net decreased from 115% at December 31, 2008 to 83% at June 30, 2009. This decrease was driven by an increase in one- to four-family nonperforming loans, which have a lower level of expected loss when compared to home equity loans. The balance of nonperforming loans includes loans delinquent 90 to 179 days as well as loans delinquent 180 days and greater. We believe the distinction between these two periods is important as loans delinquent 180 days and greater have been written down to their expected recovery value, whereas loans delinquent 90 to 179 days have not. We believe the allowance for loan losses expressed as a percentage of loans delinquent 90 to 179 days is an important measure of the adequacy of the allowance as these loans are expected to drive the vast majority of future charge-offs. Additional charge-offs on loans delinquent 180 days are possible if home prices decline beyond our current expectations, but we do not anticipate these charge-offs to be significant, particularly when compared to the expected charge-offs on loans delinquent 90 to 179 days. We consider this ratio especially important for one- to four-family loans as we expect the balances of loans delinquent 180 days and greater to increase in the future due to the extensive amount of time it takes to foreclose on a property in the current real estate market.

The following table shows the allowance for loan losses as a percentage of loans delinquent 90 to 179 days for each of our major loan categories (dollars in thousands):

	June 30, 2009	Allowance as a % of Loans Delinquent 90 to 179 days
One- to four-family loans	$445,341	96.11%
Home equity loans	261,943	274.44%
Consumer and other loans	15,547	463.47%

Total loans delinquent 90 to 179 days	$722,831	168.63%

In addition to nonperforming assets, we monitor loans where a borrower’s past credit history casts doubt on their ability to repay a loan (“special mention” loans). We classify loans as special mention when they are between 30 and 89 days past due. The following table shows the comparative data for special mention loans (dollars in thousands):

	June 30, 2009	December 31, 2008
One- to four-family	$563,050	$594,379
Home equity	268,086	407,386
Consumer and other loans	28,572	33,298

Total special mention loans	$859,708	$1,035,063

Special mention loans receivable as a percentage of gross loans receivable	3.71%	4.05%

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

During the six months ended June 30, 2009, special mention loans decreased by $175.4 million to $859.7 million. This decrease was almost entirely due to a decrease in home equity special mention loans. The decrease in home equity special mention loans includes the impact of our loan modification programs in which borrowers who were 30 to 89 days past due were made current(1). While our level of special mention loans can fluctuate significantly in any given period, we believe the decrease we observed in the first half of 2009 is an encouraging sign regarding the future credit performance of this portfolio.

The following graph illustrates the special mention loans by quarter:

(1)	Loans modified as TDRs are accounted for as nonaccrual loans at the time of modification and return to accrual status after six consecutive payments are made in accordance with the modified terms.

Securities

We focus primarily on security type and credit rating to monitor credit risk in our securities portfolios. We believe our highest concentration of credit risk within this portfolio is the non-agency CMO portfolio. The table below details the amortized cost by average credit ratings and type of asset as of June 30, 2009 and December 31, 2008 (dollars in thousands):

June 30, 2009	AAA	AA	A	BBB	Below Investment Grade and Non-Rated	Total
Agency mortgage-backed securities and CMOs	$10,011,410	$—	$—	$—	$—	$10,011,410
Non-agency CMOs and other	320,671	44,492	50,614	81,023	309,490	806,290
Municipal bonds, corporate bonds and FHLB stock	214,463	11,941	63,641	—	19,880	309,925
U.S. Treasury and agency debentures	233,402	—	—	—	—	233,402

Total	$10,779,946	$56,433	$114,255	$81,023	$329,370	$11,361,027

December 31, 2008	AAA	AA	A	BBB	Below Investment Grade and Non-Rated	Total
Agency mortgage-backed securities	$10,118,792	$—	$—	$—	$—	$10,118,792
Non-agency CMOs and other	625,066	67,988	64,795	18,493	173,051	949,393
Municipal bonds, corporate bonds and FHLB stock	231,492	11,932	83,515	—	—	326,939

Total	$10,975,350	$79,920	$148,310	$18,493	$173,051	$11,395,124

While the vast majority of this portfolio is AAA-rated, we concluded during the three and six months ended June 30, 2009 that approximately $359.0 million and $374.8 million of the non-agency CMOs in this portfolio were other-than-temporarily impaired. As a result of the deterioration in the expected credit performance of the underlying loans in the securities, they were written down by recording a $29.7 million and $48.5 million net impairment during the three and six months ended June 30, 2009. Further declines in the performance of our non-agency CMO portfolio could result in additional impairments in future periods.

SUMMARY OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our financial condition and results of operations requires us to make judgments and estimates that may have a significant impact upon the financial results of the Company. We believe that of our significant accounting policies, the following require estimates and assumptions that require complex, subjective judgments by management, which can materially impact reported results: allowance for loan losses; fair value measurements; classification and valuation of certain investments; accounting for derivative instruments; estimates of effective tax rates, deferred taxes and valuation allowances; valuation of goodwill and other intangibles; and, valuation and expensing of share-based payments. These are more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Current Report on Form 8-K filed May 14, 2009. The following significant accounting policies have been updated for the period ended June 30, 2009:

•

Allowance for loan losses—During the first half of 2009, our loan modification program became more active resulting in $272.0 million of TDRs as of June 30, 2009. As a result, we updated our allowance for loan losses accounting policy to include our policy for TDRs.

•

Classification and valuation of certain investments—On April 1, 2009, the Company adopted FSP No. FAS 115-2 and FAS 124-2, which amends the other-than-temporary accounting guidance for debt securities as well as the presentation of OTTI on the consolidated financial statements. As a result, we updated our classification and valuation of certain investments accounting policy to include our updated OTTI policy for impaired debt securities.

Allowance for Loan Losses

Description

The allowance for loan losses is management’s estimate of credit losses inherent in our loan portfolio as of the balance sheet date. In determining the adequacy of the allowance, we perform periodic evaluations of the loan portfolio and loss forecasting assumptions. At June 30, 2009, our allowance for loan losses was $1.2 billion on $22.9 billion of loans designated as held-for-investment.

Judgments

The estimate of the allowance is based on a variety of factors, including the composition and quality of the portfolio; delinquency levels and trends; current and historical charge-off and loss experience; current industry charge-off and loss experience; the condition of the real estate market and geographic concentrations within the loan portfolio; the interest rate climate; the overall availability of housing credit; and general economic conditions. The allowance for loan losses is typically equal to management’s estimate of loan charge-offs in the twelve months following the balance sheet date and the estimated charge-offs, including the economic concession to the borrower, over the estimated remaining life of loans modified in a TDR. Determining the adequacy of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain. We evaluate the adequacy of the allowance for loan losses by loan type: one- to four-family, home equity and consumer and other loan portfolios.

For loans that are not specifically identified for impairment under SFAS No. 114, Accounting by Creditors for Impairment of a Loan-an amendment of FASB Statements No. 5 and 15 (“SFAS No. 114”), our allowance is assessed in accordance with SFAS No. 5, Accounting for Contingencies (“SFAS No. 5”). Our one- to four-family and home equity loan portfolios are separated into risk segments based on key risk factors, which include but are not limited to channel of loan origination, documentation type, loan product type and LTV ratio. Based upon the segmentation, probable losses are determined with expected loss rates in each segment. The additional protection provided by mortgage insurance and the credit default swap has been factored into the expected loss on defaulted mortgage loans. The expected recovery from the liquidation of foreclosed real estate and expected recoveries from loan sellers related to contractual guarantees are also factored into the expected loss on defaulted mortgage loans. Our one- to four-family and home equity loan portfolios represented 52% and 39%, respectively, of the total gross loan portfolio as of June 30, 2009.

For the consumer and other loan portfolio, management establishes loss estimates for each consumer portfolio based on credit characteristics and observation of the existing markets. The expected recoveries from the sale of repossessed collateral are factored into the expected loss on defaulted consumer loans based on current liquidation experience. Our consumer and other loan portfolio represented 9% of the total gross loan portfolio as of June 30, 2009.

In addition to the SFAS No. 5 allowance, we also establish a specific allowance in accordance with SFAS No. 114 for loans modified as TDRs. Under SFAS No. 114, the impairment of a loan is measured using a discounted cash flow analysis. A specific allowance is established to the extent that the recorded investment exceeds the discounted cash flows of a TDR with a corresponding charge to the provision for loan losses. The specific allowance for these individually impaired loans represents the expected loss over the remaining life of the loan, including the economic concession to the borrower.

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

Classification and Valuation of Certain Investments

Description

We generally classify our investments in debt securities and marketable equity securities as either trading or available-for-sale. We have not classified any investments as held-to-maturity. The classification of an investment determines its accounting treatment. Both unrealized and realized gains and losses on trading securities held by our banking subsidiaries are recognized in gain on loans and securities, net. Securities held by our brokerage subsidiaries are for market-making purposes and gains and losses are recorded as principal transactions revenue. Available-for-sale securities consist primarily of debt securities, specifically residential mortgage-backed securities, as of June 30, 2009 and December 31, 2008. Securities classified as available-for-sale are carried at fair value, with unrealized gains and losses on available-for-sale securities included in accumulated other comprehensive loss, net of tax.

Declines in fair value for available-for-sale debt securities that we believe to be other-than-temporary are included in the net impairment line item. Beginning in the second quarter of 2009, our OTTI evaluation for available-for-sale debt securities reflects the adoption of FSP No. FAS 115-2 and FAS 124-2. We recognized $29.7 million and $48.5 million of net impairment during the three and six months ended June 30, 2009, respectively, on certain securities in our non-agency CMO portfolio. The net impairment included gross OTTI of $199.8 million for the three months ended June 30, 2009. Of the $199.8 million gross OTTI for the three months ended June 30, 2009, $170.1 million related to the noncredit portion of OTTI, which was recorded in other comprehensive loss. We had net impairment of $17.2 million and $43.8 million on certain securities in our non-agency CMO portfolio for the three and six months ended June 30, 2008, which represented the total decline in the fair value of the securities in accordance with SFAS No. 115, prior to it being amended by FSP No. FAS 115-2 and FAS 124-2.

Judgments

We consider OTTI for an available-for-sale debt security to have occurred if one of the following conditions are met: we intend to sell the impaired debt security; it is more likely than not that we will be required to sell the impaired debt security before recovery of the security’s amortized cost basis; or we do not expect to recover the entire amortized cost basis of the security.

If we intend to sell an impaired debt security or if it is more likely than not that we will be required to sell the impaired debt security before recovery of the security’s amortized cost basis, we will recognize OTTI in earnings equal to the entire difference between the security’s amortized cost basis and the security’s fair value.

For impaired available-for-sale debt securities that we do not to intend to sell and it is not more likely than not that we will be required to sell before recovery of the security’s amortized cost basis, we use both qualitative and quantitative valuation measures to evaluate whether we expect to recover the entire amortized cost basis of the security. We consider all available information relevant to the collectability of the security, including credit enhancements, security structure, vintage, credit ratings and other relevant collateral characteristics. If, as a result of this analysis, we do not expect to recover the entire amortized cost basis of the security, we will separate OTTI into two components: 1) the amount related to credit loss, recognized in earnings and 2) the noncredit portion of OTTI recognized in other comprehensive loss.

If the impairment of an available-for-sale equity security is determined to be other-than-temporary, we will recognize OTTI in earnings equal to the entire difference between the security’s amortized cost basis and the security’s fair value. We assess available-for-sale securities for OTTI at each reported balance sheet date.

Effects if Actual Results Differ

Determining if a security is other-than-temporarily impaired is complex and requires judgment by management about circumstances that are inherently uncertain. Subsequent evaluations of these securities, in light of factors then prevailing, may result in additional OTTI in future periods. If all available-for-sale securities with fair values lower than amortized cost were other-than-temporarily impaired and the gross OTTI was recorded through earnings, we would record a pre-tax loss of $421.0 million.

GLOSSARY OF TERMS

Active Trader—The customer segment that includes those who execute 30 or more trades per quarter.

Adjusted total assets—E*TRADE Bank-only assets composed of total assets plus/(less) unrealized losses (gains) on available-for-sale securities, less deferred tax assets, goodwill and certain other intangible assets.

Agency—U.S. Government sponsored and federal agencies, such as Federal National Mortgage Association, Federal Home Loan Mortgage Corporate and Government National Mortgage Association.

Average commission per trade—Total trading and investing segment commission revenue divided by total number of trades.

Average equity to average total assets—Average total shareholders’ equity divided by average total assets.

Bank—ETB Holdings, Inc. (“ETBH”), the entity that is our bank holding company and parent to E*TRADE Bank.

Basis point—One one-hundredth of a percentage point.

Cash flow hedge—A derivative instrument designated in a hedging relationship that mitigates exposure to variability in expected future cash flows attributable to a particular risk.

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

Fair value hedge—A derivative instrument designated in a hedging relationship that mitigates exposure to changes in the fair value of a recognized asset or liability or a firm commitment.

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

Troubled Debt Restructuring (“TDR”)—A loan modification that involves granting an economic concession to a borrower who is experiencing financial difficulty.

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

Exposure to market risk is dependent upon the distribution and composition of interest-earning assets, interest-bearing liabilities and derivatives. The differing risk characteristics of each product are managed to mitigate our exposure to interest rate fluctuations. At June 30, 2009, 93% of our total assets were enterprise interest-earning assets.

At June 30, 2009, approximately 66% of our total assets were residential real estate loans and available-for-sale mortgage-backed securities. The values of these assets are sensitive to changes in interest rates, as well as expected prepayment levels. As interest rates increase, fixed rate residential mortgages and mortgage-backed securities tend to exhibit lower prepayments. The inverse is true in a falling rate environment.

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

Our liability structure consists of two central sources of funding: deposits and wholesale borrowings. Cash provided to us through deposits is the primary source of our funding. Our key deposit products include sweep accounts, money market and savings accounts and certificates of deposit. Our wholesale borrowings include securities sold under agreements to repurchase and FHLB advances. Customer payables, which represents customer cash contained within our broker-dealers, is an additional source of funding. In addition, the parent company has issued a significant amount of corporate debt.

Our deposit accounts and customer payables tend to be less rate-sensitive than wholesale borrowings. Agreements to repurchase securities re-price as interest rates change. Sweep, money market and savings accounts re-price at management’s discretion. Certificates of deposit re-price over time depending on maturities. FHLB advances and corporate debt generally have fixed rates.

Derivative Instruments

We use derivative instruments to help manage our interest rate risk. Interest rate swaps involve the exchange of fixed-rate and variable-rate interest payments between two parties based on a contractual underlying notional amount, but do not involve the exchange of the underlying notional amounts. Option products are utilized primarily to decrease the market value changes resulting from the prepayment dynamics of the mortgage portfolio, as well as to protect against increases in funding costs. The types of options employed include Cap Options (“Caps”) and Floor Options (“Floors”), “Payor Swaptions” and “Receiver Swaptions.” Caps mitigate the market risk associated with increases in interest rates while Floors mitigate the risk associated with decreases in market interest rates. Similarly, Payor and Receiver Swaptions mitigate the market risk associated with the respective increases and decreases in interest rates. See derivative instruments discussion at Note 6—Accounting for Derivative Instruments and Hedging Activities in Item 1. Consolidated Financial Statements (Unaudited).

Scenario Analysis

Scenario analysis is an advanced approach to estimating interest rate risk exposure. Under the NPVE approach, the present value of all existing assets, liabilities, derivatives and forward commitments are estimated and then combined to produce a NPVE figure. The sensitivity of this value to changes in interest rates is then determined by applying alternative interest rate scenarios, which include, but are not limited to, instantaneous parallel shifts up 100, 200 and 300 basis points and down 100 and 200 basis points. The NPVE method is used at the E*TRADE Bank level and not for the Company. During the period ended June 30, 2009, E*TRADE Securities LLC became a wholly-owned operating subsidiary of E*TRADE Bank.

E*TRADE Bank has 97% and 98% of our enterprise interest-earning assets at June 30, 2009 and December 31, 2008, respectively, and holds 98% of our enterprise interest-bearing liabilities at both June 30, 2009 and December 31, 2008. The sensitivity of NPVE at June 30, 2009 and December 31, 2008 and the limits established by E*TRADE Bank’s Board of Directors are listed below (dollars in thousands):

	Change in NPVE				Board Limit
Parallel Change in Interest Rates (basis points)(2)	June 30, 2009(1)		December 31, 2008
	Amount	Percentage	Amount	Percentage
+300	$(675,933)	(21)%	$(65,600)	(3)%	(55)%
+200	$(394,706)	(12)%	$68,853	3%	(30)%
+100	$(145,466)	(5)%	$119,407	5%	(20)%
-100	$51,886	2%	$(334,132)	(14)%	(20)%

(1)	Amounts and percentages include E*TRADE Securities LLC.
(2)

On June 30, 2009 and December 31, 2008, the yield on the three-month Treasury bill was 0.19% and 0.11%, respectively. As a result, the OTS temporarily modified the requirements of the NPV Model, resulting in removal of the minus 200 and 300 basis points scenarios for the periods ended June 30, 2009 and December 31, 2008.

Under criteria published by the OTS, E*TRADE Bank’s overall interest rate risk exposure at June 30, 2009 was characterized as “minimum.” We actively manage our interest rate risk positions. As interest rates change, we will re-adjust our strategy and mix of assets, liabilities and derivatives to optimize our position. For example, a 100 basis points increase in rates may not result in a change in value as indicated above. The ALCO monitors E*TRADE Bank’s interest rate risk position.

Other Market Risk

Equity Security Risk

Equity securities risk is the risk of potential loss from investing in public and private equity securities including foreign currency exchange risk. We hold equity securities for corporate investment purposes and in trading securities for market-making purposes. The foreign currency exchange risk associated with these investments is not material to the Company. For corporate investment purposes, we currently hold publicly traded equity securities, in which we had an estimated fair value of $0.7 million as of June 30, 2009. See the corporate investments line item in the publicly traded equity securities discussion at Note 4—Available-for-Sale Mortgage-Backed and Investment Securities in Item 1. Consolidated Financial Statements (Unaudited).

PART I—FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF LOSS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue:
Operating interest income	$485,518	$626,074	$972,155	$1,325,665
Operating interest expense	(145,928)	(283,310)	(353,903)	(656,530)

Net operating interest income	339,590	342,764	618,252	669,135

Commission	154,063	122,235	279,689	244,490
Fees and service charges	47,934	50,962	94,649	105,903
Principal transactions	22,693	18,392	40,335	38,882
Gain on loans and securities, net	73,170	1,446	108,460	19,481
Other-than-temporary impairment (“OTTI”)	(199,764)	(17,153)	(218,547)	(43,755)
Less: noncredit portion of OTTI recognized in other comprehensive loss (before tax)	170,093	—	170,093	—

Net impairment	(29,671)	(17,153)	(48,454)	(43,755)
Other revenue	13,127	13,691	25,318	27,295

Total non-interest income	281,316	189,573	499,997	392,296

Total net revenue	620,906	532,337	1,118,249	1,061,431

Provision for loan losses	404,525	319,121	858,488	552,992

Operating expense:
Compensation and benefits	90,025	96,082	174,197	219,210
Clearing and servicing	44,072	46,122	86,743	91,007
Advertising and market development	24,986	42,737	68,577	100,185
Communications	21,002	24,500	42,563	49,594
Professional services	21,474	25,749	41,104	49,394
Occupancy and equipment	19,972	21,698	39,513	42,196
Depreciation and amortization	21,215	20,385	41,489	42,038
Amortization of other intangibles	7,434	9,135	14,870	20,045
Facility restructuring and other exit activities	4,447	12,433	4,335	22,999
Other	74,599	19,702	109,819	36,208

Total operating expense	329,226	318,543	623,210	672,876

Loss before other income (expense), income tax benefit and discontinued operations	(112,845)	(105,327)	(363,449)	(164,437)
Other income (expense):
Corporate interest income	177	1,806	601	4,232
Corporate interest expense	(86,441)	(90,249)	(173,756)	(185,490)
Gain (loss) on sales of investments, net	(1,592)	18	(2,025)	520
Gain (loss) on early extinguishment of debt	(10,356)	12,935	(13,355)	10,084
Equity in income (loss) of investments and venture funds	(439)	(1,594)	(3,568)	3,105

Total other income (expense)	(98,651)	(77,084)	(192,103)	(167,549)

Loss before income tax benefit and discontinued operations	(211,496)	(182,411)	(555,552)	(331,986)
Income tax benefit	(68,259)	(62,968)	(179,630)	(119,616)

Loss from continuing operations	(143,237)	(119,443)	(375,922)	(212,370)
Income from discontinued operations, net of tax	—	24,884	—	26,618

Net loss	$(143,237)	$(94,559)	$(375,922)	$(185,752)

Basic loss per share from continuing operations	$(0.22)	$(0.24)	$(0.61)	$(0.45)
Basic earnings per share from discontinued operations	—	0.05	—	0.06

Basic net loss per share	$(0.22)	$(0.19)	$(0.61)	$(0.39)

Diluted loss per share from continuing operations	$(0.22)	$(0.24)	$(0.61)	$(0.45)
Diluted earnings per share from discontinued operations	—	0.05	—	0.06

Diluted net loss per share	$(0.22)	$(0.19)	$(0.61)	$(0.39)

Shares used in computation of per share data:
Basic	662,068	492,712	615,211	476,784
Diluted	662,068	492,712	615,211	476,784

See accompanying notes to consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(In thousands, except share amounts)

(Unaudited)

	June 30, 2009	December 31, 2008
ASSETS
Cash and equivalents	$5,234,155	$3,853,849
Cash and investments required to be segregated under federal or other regulations	1,439,963	1,141,598
Trading securities	37,606	55,481
Available-for-sale mortgage-backed and investment securities (includes securities pledged to creditors with the right to sell or repledge of $7,394,050 at June 30, 2009 and $8,398,346 at December 31, 2008)	10,841,867	10,806,094
Margin receivables	3,135,287	2,791,168
Loans, net (net of allowance for loan losses of $1,218,939 at June 30, 2009 and $1,080,611 at December 31, 2008)	21,939,043	24,451,852
Investment in FHLB stock	183,863	200,892
Property and equipment, net	322,547	319,222
Goodwill	1,952,326	1,938,325
Other intangibles, net	371,267	386,130
Other assets	2,493,326	2,593,604

Total assets	$47,951,250	$48,538,215

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$26,423,824	$26,136,246
Securities sold under agreements to repurchase	6,464,915	7,381,279
Customer payables	4,533,614	3,753,332
Other borrowings	3,369,511	4,353,777
Corporate debt	2,878,815	2,750,532
Accounts payable, accrued and other liabilities	1,298,018	1,571,553

Total liabilities	44,968,697	45,946,719

Commitments and contingencies (see Note 13)

Shareholders’ equity:
Common stock, $0.01 par value, shares authorized: 1,200,000,000; shares issued and outstanding: 1,116,794,053 at June 30, 2009 and 563,523,086 at December 31, 2008	11,168	5,635
Additional paid-in capital (“APIC”)	4,673,923	4,064,282
Accumulated deficit	(1,201,526)	(845,767)
Accumulated other comprehensive loss	(501,012)	(632,654)

Total shareholders’ equity	2,982,553	2,591,496

Total liabilities and shareholders’ equity	$47,951,250	$48,538,215

See accompanying notes to consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net loss	$(143,237)	$(94,559)	$(375,922)	$(185,752)
Other comprehensive loss
Available-for-sale securities:
OTTI, net(1)	125,109	—	125,109	—
Noncredit portion of OTTI reclassification into other comprehensive loss, net(2)	(106,518)	—	(106,518)	—
Unrealized gains (losses), net(3)	24,887	(131,911)	76,721	(130,150)
Reclassification into earnings, net(4)	(44,518)	12,073	(56,145)	20,131

Net change from available-for-sale securities	(1,040)	(119,838)	39,167	(110,019)

Cash flow hedging instruments:
Unrealized gains (losses), net(5)	61,427	58,286	96,809	(19,871)
Reclassifications into earnings, net(6)	7,912	4,396	14,729	6,789

Net change from cash flow hedging instruments	69,339	62,682	111,538	(13,082)

Foreign currency translation gains (losses)	4,613	(18,232)	1,100	(19,182)

Other comprehensive income (loss)	72,912	(75,388)	151,805	(142,283)

Comprehensive loss	$(70,325)	$(169,947)	$(224,117)	$(328,035)

(1)	Amounts are net of benefit from income taxes of $74.7 million for both the three and six months ended June 30, 2009.
(2)	Amounts are net of benefit from income taxes of $63.6 million for both the three and six months ended June 30, 2009.
(3)

Amounts are net of provision for income taxes of $14.7 million and $48.2 million for the three and six months ended June 30, 2009, respectively, compared to benefit for income taxes of $64.1 million and $59.2 million for the same periods in 2008, respectively.

(4)

Amounts are net of provision from income taxes of $26.6 million and $33.7 million for the three and six months ended June 30, 2009, respectively, compared to benefit from income taxes of $5.9 million and $10.7 million for the same periods in 2008, respectively.

(5)

Amounts are net of provision for income taxes of $36.7 million and $58.0 million for the three and six months ended June 30, 2009, respectively, compared to provision for income taxes of $39.5 million and benefit from income taxes of $6.8 million for the same periods in 2008, respectively.

(6)

Amounts are net of benefit from income taxes of $4.8 million and $8.8 million for the three and six months ended June 30, 2009, respectively, compared to benefit from income taxes of $2.9 million and $4.3 million for the same periods in 2008, respectively.

See accompanying notes to consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2008	563,523	$5,635	$4,064,282	$(845,767)	$(632,654)	$2,591,496
Cumulative effect of adoption of FSP No. FAS 115-2 and FAS 124-2(1)	—	—	—	20,163	(20,163)	—
Net loss	—	—	—	(375,922)	—	(375,922)
Other comprehensive income	—	—	—	—	151,805	151,805
Issuance of common stock	540,722	5,407	580,906	—	—	586,313
SFAS 123(R) related tax effects	—	—	(3,756)	—	—	(3,756)
Issuance of restricted stock	5,714	57	(57)	—	—	—
Cancellation of restricted stock	(7)	—	—	—	—	—
Retirement of restricted stock to pay taxes	(1,018)	(10)	(1,278)	—	—	(1,288)
Amortization of deferred share-based compensation to APIC under SFAS No. 123(R)	—	—	21,554	—	—	21,554
Additional purchase consideration(2)	7,860	79	8,921	—	—	9,000
Other	—	—	3,351	—	—	3,351

Balance, June 30, 2009	1,116,794	$11,168	$4,673,923	$(1,201,526)	$(501,012)	$2,982,553

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2007	460,898	$4,609	$3,463,220	$(247,368)	$(391,396)	$2,829,065
Cumulative effect of adoption of SFAS No. 156	—	—	—	285	—	285
Cumulative effect of adoption of SFAS No. 159	—	—	—	(86,894)	86,894	—

Adjusted balance	460,898	4,609	3,463,220	(333,977)	(304,502)	2,829,350
Net loss	—	—	—	(185,752)	—	(185,752)
Other comprehensive loss	—	—	—	—	(142,283)	(142,283)
Issuance of common stock related to the Citadel Investment	46,685	—	—	—	—	—
Exchange of debt for common stock	27,094	271	104,906	—	—	105,177
Exercise of stock options and purchase plans and related tax effects	337	3	(2,693)	—	—	(2,690)
Issuance of restricted stock	73	1	(1)	—	—	—
Cancellation of restricted stock	(495)	(5)	5	—	—	—
Retirement of restricted stock to pay taxes	(382)	(4)	(1,563)	—	—	(1,567)
Amortization of deferred share-based compensation to APIC under SFAS No. 123(R)	—	—	20,987	—	—	20,987
Additional purchase consideration(2)	2,749	27	9,405	—	—	9,432
Other	—	468	4,224	—	—	4,692

Balance, June 30, 2008	536,959	$5,370	$3,598,490	$(519,729)	$(446,785)	$2,637,346

(1)	Effective April 1, 2009, the company adopted FSP No. FAS 115-2 and FAS 124-2 which amends the other-than-temporary impairment guidance in GAAP for debt securities. See Note 4 for more details.
(2)	Amounts represent additional contingent consideration paid in connection with prior acquisitions.

See accompanying notes to consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(375,922)	$(185,752)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for loan losses	858,488	552,992
Depreciation and amortization (including discount amortization and accretion)	178,311	150,873
(Gain) loss on loans and securities, net and (gain)loss on sales of investments, net	(57,981)	22,713
Equity in (income) loss of investments and venture funds	3,568	(3,105)
Gain on sale of corporate aircraft related assets	—	(23,715)
Gain on sale of RAA	—	(2,753)
(Gain) loss on early extinguishment of debt	13,355	(10,084)
Non-cash facility restructuring costs and other exit activities	3,126	6,858
Share-based compensation	21,554	20,987
Deferred taxes	182,536	121,185
Other	(7,236)	(7,624)
Net effect of changes in assets and liabilities:
Increase in cash and investments required to be segregated under federal or other regulations	(284,905)	(40,878)
Increase in margin receivables	(341,831)	(175,882)
Increase (decrease) in customer payables	705,534	(112,577)
Proceeds from sales, repayments and maturities of loans held-for-sale	17,954	222,540
Purchases and originations of loans held-for-sale	(30,513)	(126,629)
Proceeds from sales, repayments and maturities of trading securities	943,101	1,036,123
Purchases of trading securities	(928,521)	(939,753)
(Increase) decrease in other assets	(260,688)	446,494
Increase (decrease) in accounts payable, accrued and other liabilities	300,890	(1,319,642)
Decrease in facility restructuring liabilities	(5,482)	(1,412)

Net cash provided by (used in) operating activities	935,338	(369,041)

Cash flows from investing activities:
Purchases of available-for-sale mortgage-backed and investment securities	(10,792,751)	(2,452,629)
Proceeds from sales, maturities of and principal payments on available-for-sale mortgage-backed and investment securities	10,763,820	5,068,721
Net decrease in loans receivable	1,596,979	2,092,242
Purchases of property and equipment	(45,784)	(57,102)
Proceeds from sale of corporate aircraft related assets	—	69,250
Proceeds from sale of RAA	—	22,844
Net cash flow from derivatives hedging assets	991	(25,565)
Proceeds from sale of REO and repossessed assets	74,476	27,086
Other	(5,000)	(7,841)

Net cash provided by investing activities	$1,592,731	$4,737,006

See accompanying notes to consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS—(Continued)

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2009	2008
Cash flows from financing activities:
Net increase in deposits	$286,925	$1,152,088
Net decrease in securities sold under agreements to repurchase	(900,866)	(1,954,590)
Net increase in other borrowed funds	15,550	520
Advances from other long-term borrowings	1,700,000	1,300,000
Payments on advances from other long-term borrowings	(2,700,000)	(3,911,128)
Proceeds from issuance of common stock	586,313	—
Proceeds from issuance of springing lien notes	—	150,000
Proceeds from issuance of common stock from employee stock transactions	—	1,578
Net cash flow from derivatives hedging liabilities	(128,873)	(57,721)
Other	(13,355)	190

Net cash used in financing activities	(1,154,306)	(3,319,063)

Effect of exchange rates on cash	6,543	(7,886)

Increase in cash and equivalents	1,380,306	1,041,016
Cash and equivalents, beginning of period	3,853,849	1,778,244

Cash and equivalents, end of period	$5,234,155	$2,819,260

Supplemental disclosures:
Cash paid for interest	$399,147	$869,223
Cash paid (refund received) for income taxes	$5,444	$(417,018)
Non-cash investing and financing activities:
Transfers from loans to other real estate owned and repossessed assets	$91,385	$115,253
Issuance of common stock upon acquisition(1)	$9,000	$9,432
Issuance of common stock to retire debentures	$—	$105,177
Reclassification of loans held-for-sale to loans held-for-investment	$—	$3,037

(1)	Amounts represent additional contingent consideration paid in connection with prior acquisitions.

See accompanying notes to consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1—ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization—E*TRADE Financial Corporation is a financial services company that provides online brokerage and related products and services primarily to individual investors under the brand “E*TRADE Financial.” Our products and services include investor-focused banking, primarily sweep deposits and savings products and asset gathering. The Company’s most significant subsidiaries are described below:

•	E*TRADE Bank is a Federally chartered savings bank that provides investor-focused banking services to retail customers nationwide and deposit accounts insured by the FDIC;

•	E*TRADE Capital Markets, LLC is a registered broker-dealer and market-maker;

•

E*TRADE Clearing LLC is the clearing firm for the Company’s brokerage subsidiaries and is a wholly-owned operating subsidiary of E*TRADE Bank. Its main purpose is to transfer securities from one party to another; and

•

E*TRADE Securities LLC is a registered broker-dealer and became a wholly-owned operating subsidiary of E*TRADE Bank in June 2009. It is the primary provider of brokerage services to the Company’s customers.

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

Certain prior period items in these consolidated financial statements have been reclassified to conform to the current period presentation. The operations of certain businesses have been accounted for as discontinued operations in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Accordingly, results of operations from prior periods have been reclassified to discontinued operations. Unless noted, discussions herein pertain to the Company’s continuing operations. The Company evaluated events or transactions occurring after June 30, 2009 through August 6, 2009 for potential recognition or disclosure in the financial statements. These consolidated financial statements reflect all adjustments, which are all normal and recurring in nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented, and should be read in conjunction with the consolidated financial statements of E*TRADE Financial Corporation included in the Company’s Current Report on Form 8-K filed May 14, 2009.

On April 1, 2009, the Company adopted FSP No. FAS 115-2 and FAS 124-2, which amends the OTTI accounting guidance for debt securities as well as the presentation of OTTI on the consolidated financial statements. In accordance with the new guidance, the Company changed the presentation of the consolidated statement of loss to state “Net impairment” as a separate line item, as well as the credit and noncredit components of net impairment. Prior to this new presentation, OTTI was included in the “Gain on loans and securities, net” line item on the consolidated statement of loss.

The Company reports corporate interest income and corporate interest expense separately from operating interest income and operating interest expense. The Company believes reporting these two items separately provides a clearer picture of the financial performance of the Company’s operations than would a presentation that combined these two items. Operating interest income and operating interest expense is generated from the operations of the Company. Corporate debt, which is the primary source of the corporate interest expense, has been issued primarily in connection with the transaction with Citadel Investment Group LLC and its affiliates (“Citadel”) in 2007 and past acquisitions, such as Harrisdirect and BrownCo.

Similarly, the Company reports gain (loss) on sales of investments, net separately from gain on loans and securities, net. The Company believes reporting these two items separately provides a clearer picture of the financial performance of its operations than would a presentation that combined these two items. Gain on loans and securities, net is the result of activities in the Company’s operations, namely its balance sheet management segment. Gain (loss) on sales of investments, net relates to historical equity investments of the Company at the corporate level and is not related to the ongoing business of the Company’s operating subsidiaries.

Use of Estimates—The consolidated financial statements were prepared in accordance with GAAP, which require management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes for the periods presented. Actual results could differ from management’s estimates. Material estimates in which management believes near-term changes could reasonably occur include allowance for loan losses; fair value measurements; classification and valuation of certain investments; accounting for derivative instruments; estimates of effective tax rates, deferred taxes and valuation allowances; valuation of goodwill and other intangibles; and valuation and expensing of share-based payments.

Financial Statement Descriptions and Related Accounting Policies—Financial statement descriptions and related accounting policies are more fully described in Item 8. Financial Statements and Supplementary Data in the Company’s Current Report on Form 8-K filed May 14, 2009. Below are descriptions and accounting policies for certain of the Company’s financial statement categories as updated in this report.

Available-for-Sale Mortgage-Backed and Investment Securities—The Company classified its debt securities and marketable equity securities as either trading or available-for-sale. None of the Company’s debt or marketable equity securities were classified as held-to-maturity as of June 30, 2009 or December 31, 2008.

Available-for-sale securities consist primarily of debt securities, specifically residential mortgage-backed securities, as of June 30, 2009 and December 31, 2008. Securities classified as available-for-sale are carried at fair value, with the unrealized gains and losses reflected as a component of accumulated other comprehensive loss, net of tax. Realized and unrealized gains or losses on available-for-sale debt securities are computed using the specific identification method. Amortization or accretion of premiums and discounts are recognized in interest income using the interest method over the life of the security. Realized gains and losses on available-for-sale debt securities, other than OTTI, are included in the gain on loans and securities, net line item. OTTI is included in the net impairment line item. Interest earned on available-for-sale debt securities is included in operating interest income. Available-for-sale securities that have an unrealized loss (impaired securities) are evaluated for OTTI at each balance sheet date.

Beginning in the second quarter of 2009, the Company’s OTTI evaluation for available-for-sale debt securities reflects the Company’s adoption of FSP No. FAS 115-2 and FAS 124-2. The Company considers OTTI for an available-for-sale debt security to have occurred if one of the following conditions are met: the Company intends to sell the impaired debt security; it is more likely than not that the Company will be required to sell the impaired debt security before recovery of the security’s amortized cost basis; or the Company does not expect to recover the entire amortized cost basis of the security. For impaired available-for-sale debt securities that the Company does not to intend to sell and it is not more likely than not that the Company will be required to sell before recovery of the security’s amortized cost basis, the Company uses both qualitative and quantitative valuation measures to evaluate whether the Company expects to recover the entire amortized cost basis of the security. The Company considers all available information relevant to the collectability of the security, including credit enhancements, security structure, vintage, credit ratings and other relevant collateral characteristics.

Margin Receivables—At June 30, 2009, the fair value of securities that the Company received as collateral in connection with margin receivables and stock borrowing activities, where the Company is permitted to sell or re-pledge the securities, was approximately $4.4 billion. Of this amount, $1.2 billion had been pledged or sold at June 30, 2009 in connection with securities loans, bank borrowings and deposits with clearing organizations.

Loans, Net—Loans, net consists of real estate and consumer loans that management has the intent and ability to hold for the foreseeable future or until maturity, also known as loans held for investment. Loans, net also includes our loans held for sale, which represent loans originated through, but not yet purchased by, a third party company that the Company partnered with to provide access to real estate loans for its customers. There is a short time period after closing in which the Company records the originated loan as held for sale prior to the third party company purchasing the loan. The Company’s commitment to sell mortgage loans was the same balance as the loans held for sale at June 30, 2009.

Loans that are held for investment are carried at amortized cost adjusted for charge-offs, net, allowance for loan losses, deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans. Loan fees and certain direct loan origination costs are deferred and the net fee or cost is recognized in operating interest income using the interest method over the contractual life of the loans. Premiums and discounts on purchased loans are amortized or accreted into income using the interest method over the remaining period to contractual maturity and adjusted for actual prepayments. Modified loans in which an economic concession was granted to a borrower experiencing financial difficulty are considered TDRs in accordance with SFAS No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings.

The Company classifies loans as nonperforming when full and timely collection of interest or principal becomes uncertain or when they are 90 days past due. TDRs are accounted for as nonaccrual loans at the time of modification and return to accrual status after six consecutive payments are made in accordance with the modified terms. Interest previously accrued, but not collected, is reversed against current income when a loan is placed on nonaccrual status and is considered nonperforming. Accretion of deferred fees is discontinued for nonperforming loans. Payments received on nonperforming loans are recognized as interest income when the loan is considered collectible and applied to principal when it is doubtful that full payment will be collected.

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

For loans that are not specifically identified for impairment under SFAS No. 114, the allowance is assessed in accordance with SFAS No. 5. The estimate of the allowance for loan losses is based on a variety of factors, including the composition and quality of the portfolio; delinquency levels and trends; current and historical charge-off and loss experience; current industry charge-off and loss experience; the condition of the real estate market and geographic concentrations within the loan portfolio; the interest rate climate; the overall availability of housing credit; and general economic conditions. The Company’s one- to four-family and home equity loan portfolios are separated into risk segments based on key risk factors, which include but are not limited to channel of loan origination, documentation type, loan product type and LTV ratio. Based upon the segmentation, probable losses are determined with expected loss rates in each segment. The additional protection provided by mortgage insurance and the CDS has been factored into the expected loss on defaulted mortgage loans. The expected recovery from the liquidation of foreclosed real estate and expected recoveries from loan sellers related to contractual guarantees are also factored into the expected loss on defaulted mortgage loans. For the consumer and other loan portfolio, management establishes loss estimates for each consumer portfolio based on credit characteristics and observation of the existing markets. The expected recoveries from the sale of repossessed collateral are factored into the expected loss on defaulted consumer loans based on current liquidation experience. Loan losses are charged and recoveries are credited to the allowance for loan losses. The allowance for loan losses is typically equal to management’s estimate of loan charge-offs in the twelve months following the balance sheet date. Management believes this level is representative of probable losses inherent in the loan portfolio at the balance sheet date.

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

Gain on Loans and Securities, Net—Gain on loans and securities, net includes gains or losses resulting from the sale of available-for-sale securities; gains or losses on trading securities; gains or losses resulting from sales of loans; hedge ineffectiveness; and gains or losses on derivative instruments that are not accounted for as hedging instruments under SFAS No. 133, as amended. Gains or losses resulting from the sale of loans are recognized at the date of settlement and are based on the difference between the cash received and the carrying value of the related loans, less related transaction costs. Nonrefundable fees and direct costs associated with the origination of mortgage loans are deferred and recognized when the related loans are sold. Gains or losses resulting from the sale of available-for-sale securities are recognized at the trade date, based on the difference between the anticipated proceeds and the amortized cost of the specific securities sold.

Net Impairment—Net impairment includes OTTI net of the noncredit portion of OTTI on debt securities recognized in other comprehensive loss (before tax). If the Company intends to sell an impaired debt security or if it is more likely than not that the Company will be required to sell the impaired debt security before recovery of the security’s amortized cost basis, the Company will recognize OTTI in earnings equal to the entire difference between the security’s amortized cost basis and the security’s fair value. If the Company does not intend to sell the impaired debt security and it is not more likely than not that the Company will be required to sell the impaired debt security before recovery of its amortized cost basis but the Company does not expect to recover the entire amortized cost basis of the security, the Company will separate OTTI into two components: 1) the amount related to credit loss, recognized in earnings and 2) the noncredit portion of OTTI recognized in other comprehensive loss. If the impairment of an available-for-sale equity security is determined to be other-than-temporary, the Company will recognize OTTI in earnings equal to the entire difference between the security’s amortized cost basis and the security’s fair value.

New Accounting Standards—Below are the new accounting pronouncements that relate to activities in which the Company is engaged.

SFAS No. 161—Disclosures About Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities (“SFAS No. 161”). This statement establishes, among other things, the disclosure requirements for derivative instruments and hedging activities. This statement became effective on January 1, 2009 for the Company. The Company’s disclosures about derivative instruments and hedging activities in Note 6—Accounting for Derivative Instruments and Hedging Activities reflect the adoption of this statement.

SFAS No. 165—Subsequent Events

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”). This statement establishes general standards of accounting and disclosure for events that occur after the balance sheet date but before financial statements are issued (subsequent events). The two types of subsequent events include those that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements (recognized subsequent events) and those that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date (nonrecognized subsequent events). The Company adopted SFAS No. 165 for the period ended June 30, 2009 and will apply SFAS No. 165 prospectively. The adoption of SFAS No. 165 did not have a material impact on the Company’s financial condition, results of operations or cash flows.

SFAS No. 166—Accounting for Transfers of Financial Assets

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets (“SFAS No. 166”). This statement amends the derecognition guidance in SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, including the removal of the concept of qualifying special-purpose entities (“QSPEs”). This statement is effective for financial asset transfers occurring after the beginning of the first fiscal year that begins after November 15, 2009, or January 1, 2010 for the Company. The Company is currently evaluating the impact of the adoption of SFAS No. 166 on its financial condition, results of operations and cash flows in future periods.

SFAS No. 167—Amendments to FIN 46R

In June 2009, the FASB issued SFAS No. 167, Amendments to FIN 46R (“SFAS No. 167”), which amends the accounting and disclosure guidance in FIN 46R. This statement requires the reconsideration of previous FIN 46R conclusions, including whether an entity is a variable interest entity and whether the Company is the variable interest entity’s primary beneficiary. This statement carries forward the scope of FIN 46R, with the addition of entities previously considered QSPEs. This statement is effective as of the beginning of the first fiscal year that begins after November 15, 2009, or January 1, 2010 for the Company. The Company is currently evaluating the impact of the adoption of SFAS No. 167 on its financial condition, results of operations and cash flows in future periods.

SFAS No. 168—The FASB Accounting Standards Codification™ and the Hierarchy of GAAP

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of GAAP (“SFAS No. 168”). SFAS No. 168 replaced SFAS No. 162, The Hierarchy of GAAP and established the FASB Accounting Standards Codification™ (“the Codification”) as the source of authoritative GAAP for the Company. Rules and interpretative releases of the SEC under federal securities laws also continue to be a source of authoritative GAAP for the Company. All guidance contained in the Codification carries an equal level of authority. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009, or September 30, 2009 for the Company. The Company does not expect the adoption of this statement to have a material impact on its financial condition, results of operations or cash flows in future periods.

FSP No. FAS 141R-1—Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies

In April 2009, the FASB issued FSP No. FAS 141R-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP No. FAS 141R-1”). FSP No. FAS 141R-1 amends and clarifies SFAS No. 141R, Business Combinations, to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP No. FAS 141R-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after January 1, 2009 for the Company and had no impact on its financial condition, results of operations or cash flows.

FSP No. FAS 107-1 and APB 28-1—Interim Disclosures about Fair Value of Financial Instruments

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP No. FAS 107-1 and APB 28-1”). FSP No. FAS 107-1 and APB 28-1 amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments (“SFAS No. 107”), to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The Company’s disclosures about fair value of financial instruments in Note 3—Fair Value Disclosures reflect the adoption of this FSP.

FSP No. FAS 115-2 and FAS 124-2—Recognition and Presentation of Other-Than-Temporary Impairments

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, which amends the other-than-temporary impairment accounting guidance for debt securities and the presentation and disclosure requirements of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The Company adopted this FSP on April 1, 2009. As a result of the adoption, the Company recognized a $20.2 million after-tax increase to beginning retained earnings and a corresponding offset in accumulated other comprehensive loss on the consolidated balance sheet as of April 1, 2009. For additional information regarding the adoption of this FSP, see Note 4—Available-for-Sale Mortgage-Backed and Investment Securities.

FSP No. FAS 157-4—Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP No. FAS 157-4”). FSP No. FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), when the volume and level of activity for the asset or liability have significantly decreased. FSP No. FAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. The Company adopted this FSP on April 1, 2009. The adoption of FSP No. FAS 157-4 did not have a material impact on the Company’s financial condition, results of operations or cash flows.

NOTE 2—OPERATING INTEREST INCOME AND OPERATING INTEREST EXPENSE

The following table shows the components of operating interest income and operating interest expense from continuing operations (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Operating interest income:
Loans, net	$292,509	$402,103	$605,837	$853,677
Mortgage-backed and investment securities	130,069	97,530	257,138	206,739
Margin receivables	31,412	75,382	58,349	166,319
Other	31,528	51,059	50,831	98,930

Total operating interest income	485,518	626,074	972,155	1,325,665

Operating interest expense:
Deposits	(53,516)	(151,711)	(150,530)	(338,415)
Repurchase agreements and other borrowings	(55,607)	(68,630)	(121,682)	(163,564)
FHLB advances	(34,152)	(51,609)	(75,356)	(122,411)
Other	(2,653)	(11,360)	(6,335)	(32,140)

Total operating interest expense	(145,928)	(283,310)	(353,903)	(656,530)

Net operating interest income	$339,590	$342,764	$618,252	$669,135

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

Recurring Fair Value Measurement Valuation Techniques

U.S. Treasury and Agency Debentures

The fair value measurements of U.S. Treasury and agency debentures are based on quoted market prices and are generally classified as Level 1 or Level 2 of the fair value hierarchy.

Agency Mortgage-backed Securities and Collateralized Mortgage Obligations

Agency mortgage-backed securities include to be announced securities and mortgage pass-through certificates. The fair value of agency mortgage-backed securities is determined using quoted market prices, recent market transactions and spread data for similar instruments. Agency mortgage-backed securities are generally categorized in Level 2 of the fair value hierarchy. Agency CMOs include collateralized mortgage obligations backed by agency-guaranteed loans. The fair value of agency CMOs is determined using market information corroborated by recent market transactions. Agency CMOs are generally categorized in Level 2 of the fair value hierarchy.

Non-agency Collateralized Mortgage Obligations

Non-agency CMOs are typically valued using market observable data, when available, including recent external market transactions for similar instruments. The Company also utilized a pricing service to corroborate the market observability of the Company’s inputs used in the fair value measurements. The valuations of non-agency CMOs reflect the Company’s best estimate of what market participants would consider in pricing the financial instruments. The Company considers the price transparency for these financial instruments to be a key determinant of the degree of judgment involved in determining the fair value. As of June 30, 2009, the majority of the Company’s non-agency CMOs were categorized in Level 3 of the fair value hierarchy.

Municipal Bonds and Corporate Bonds

For municipal bonds and corporate bonds, the Company’s valuation utilized recent market transactions for identical bonds or pricing service valuations corroborated by recent market transactions for similar bonds. Municipal bonds and corporate bonds are generally categorized in Level 2 of the fair value hierarchy.

Derivative Instruments

The majority of the Company’s derivative instruments, interest rate swap and option contracts, are valued with pricing models commonly used by the financial services industry using market observable pricing inputs. The Company does not consider these models to involve significant judgment on the part of management and corroborated the fair value measurements with counterparty valuations. The Company’s derivative instruments are generally categorized in Level 2 of the fair value hierarchy. The consideration of credit risk, the Company’s or the counterparty’s, did not result in an adjustment to the valuation of its derivative instruments in the periods presented.

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

Recurring Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis are summarized below (dollars in thousands):

	Level 1	Level 2	Level 3	Fair Value
June 30, 2009:
Assets
Trading securities	$16,731	$8,703	$12,172	$37,606

Available-for-sale securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	—	10,025,069	—	10,025,069
Non-agency CMOs and other	—	217,322	274,385	491,707

Total residential mortgage-backed securities	—	10,242,391	274,385	10,516,776

Investment securities:
Debt securities:
U.S. Treasury and agency debentures	96,656	133,119	—	229,775
Municipal bonds	—	82,798	—	82,798
Corporate bonds	—	11,789	—	11,789

Total debt securities	96,656	227,706	—	324,362
Public traded equity securities:
Corporate investments	—	559	170	729

Total investment securities	96,656	228,265	170	325,091

Total available-for-sale securities	96,656	10,470,656	274,555	10,841,867

Other assets:
Derivative assets	—	97,966	—	97,966
Deposits with clearing organizations(1)	30,000	—	—	30,000
Servicing rights	—	—	7,148	7,148

Total other assets measured at fair value on a recurring basis	30,000	97,966	7,148	135,114

Total assets measured at fair value on a recurring basis(2)	$143,387	$10,577,325	$293,875	$11,014,587

Liabilities
Derivative liabilities	$—	$175,114	$—	$175,114
Securities sold, not yet purchased	15,126	833	—	15,959

Total liabilities measured at fair value on a recurring basis(2)	$15,126	$175,947	$—	$191,073

(1)	As of June 30, 2009, deposits with clearing organizations includes U.S. Treasuries deposited with clearing organizations by a broker-dealer subsidiary.
(2)	As of June 30, 2009, assets and liabilities measured at fair value on a recurring basis represented 23% and less than 1% of the Company’s total assets and total liabilities, respectively.

	Level 1	Level 2	Level 3	Fair Value
December 31, 2008:
Assets
Trading securities	$2,363	$19,712	$33,406	$55,481

Available-for-sale securities:
Residential mortgage-backed securities	—	10,408,528	304,661	10,713,189
Investment securities	—	92,735	170	92,905

Total available-for-sale securities	—	10,501,263	304,831	10,806,094

Other assets:
Derivative assets	—	137,308	8	137,316
Deposits with clearing organizations(1)	28,000	11,659	—	39,659
Servicing rights	—	—	6,478	6,478

Total other assets measured at fair value on a recurring basis	28,000	148,967	6,486	183,453

Total assets measured at fair value on a recurring basis(2)	$30,363	$10,669,942	$344,723	$11,045,028

Liabilities
Derivative liabilities	$—	$484,681	$500	$485,181
Securities sold, not yet purchased	1,844	4,926	—	6,770

Total liabilities measured at fair value on a recurring basis(2)	$1,844	$489,607	$500	$491,951

(1)	As of December 31, 2008, deposits with clearing organizations includes U.S. Treasuries and investment securities deposited with clearing organizations by broker-dealer subsidiaries.
(2)	As of December 31, 2008, assets and liabilities measured at fair value on a recurring basis represented 23% and 1% of the Company’s total assets and total liabilities, respectively.

Both observable and unobservable inputs may be used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, the realized and unrealized gains and losses for assets and liabilities within the Level 3 category presented in the tables below may include changes in fair value that were attributable to both observable and unobservable inputs. The following tables present additional information about Level 3 assets and liabilities measured at fair value on a recurring basis for the three and six months ended June 30, 2009 and 2008, respectively (dollars in thousands):

		Realized and Unrealized Gains (Losses)
	March 31, 2009	Included in Earnings(1)	Included in Other Comprehensive Income	Total(2)	Purchases, Sales, Other Settlements and Issuances Net	Net Transfers In and/or (Out) of Level 3(3)	June 30, 2009
Trading securities	$30,643	$1,129	$—	$1,129	$(19,606)	$6	$12,172

Available-for-sale securities:
Non-agency CMOs and other	$524,245	$(26,791)	$26,480	$(311)	$(21,652)	$(227,897)	$274,385
Corporate investments	$163	$—	$7	$7	$—	$—	$170
Servicing rights	$6,048	$1,100	$—	$1,100	$—	$—	$7,148
Derivative instruments, net(4)	$(500)	$500	$—	$500	$—	$—	$—

(1)	The majority of realized and unrealized gains (losses) included in earnings are reported in the net impairment line item.
(2)	The majority of total realized and unrealized gains (losses) were related to Level 3 instruments held at June 30, 2009.
(3)	The level classification transfers of certain non-agency CMOs were driven by changes in price transparency for the securities.
(4)	Represents derivative assets net of derivative liabilities for presentation purposes only.

		Realized and Unrealized Gains (Losses)
	December 31, 2008	Included in Earnings(1)	Included in Other Comprehensive Income	Total(2)	Purchases, Sales, Other Settlements and Issuances Net	Net Transfers In and/or (Out) of Level 3(3)	June 30, 2009
Trading securities	$33,406	$(953)	$—	$(953)	$(20,287)	$6	$12,172

Available-for-sale securities:
Non-agency CMOs and other	$304,661	$(45,574)	$41,913	$(3,661)	$(53,262)	$26,647	$274,385
Corporate investments	$170	$—	$—	$—	$—	$—	$170
Servicing rights	$6,478	$670	$—	$670	$—	$—	$7,148
Derivative instruments, net(4)	$(492)	$492	$—	$492	$—	$—	$—

(1)	The majority of realized and unrealized gains (losses) included in earnings are reported in the net impairment line item.
(2)	The majority of total realized and unrealized gains (losses) were related to Level 3 instruments held at June 30, 2009.
(3)	The level classification transfers of certain CMOs were driven by changes in price transparency for the securities.
(4)	Represents derivative assets net of derivative liabilities for presentation purposes only.

		Realized and Unrealized Gains (Losses)
	March 31, 2008	Included in Earnings(1)	Included in Other Comprehensive Income	Total(2)	Purchases, Sales, Other Settlements and Issuances Net	Net Transfers In and/or (Out) of Level 3(3)	June 30, 2008
Trading securities	$28,714	$(2,496)	$—	$(2,496)	$(971)	$(2,328)	$22,919

Available-for-sale securities:
Residential mortgage-backed securities	$637,862	$(20,705)	$1,051	$(19,654)	$(16,636)	$(285,514)	$316,058
Investment securities	$1,936	$—	$(189)	$(189)	$6	$—	$1,753
Servicing rights	$8,576	$179	$—	$179	$—	$—	$8,755
Derivative instruments, net(4)	$(131)	$(890)	$—	$(890)	$275	$—	$(746)

(1)	The majority of realized and unrealized gains (losses) included in earnings are reported in the net impairment line item.
(2)	The majority of total realized and unrealized gains (losses) were related to Level 3 instruments held at June 30, 2008.
(3)	The level classification transfers of certain CMOs were driven by changes in price transparency for the securities.
(4)	Represents derivative assets net of derivative liabilities for presentation purposes only.

		Realized and Unrealized Gains (Losses)
	January 1, 2008	Included in Earnings(1)	Included in Other Comprehensive Income	Total(2)	Purchases, Sales, Other Settlements and Issuances Net	Net Transfers In and/or (Out) of Level 3(3)	June 30, 2008
Trading securities	$37,795	$(3,630)	$—	$(3,630)	$(8,918)	$(2,328)	$22,919

Available-for-sale securities:
Residential mortgage-backed securities	$768,815	$(47,307)	$(80,017)	$(127,324)	$(39,919)	$(285,514)	$316,058
Investment securities	$2,117	$—	$(485)	$(485)	$121	$—	$1,753
Servicing rights	$8,282	$143	$—	$143	$330	$—	$8,755
Derivative instruments, net(4)	$(3,644)	$2,623	$—	$2,623	$275	$—	$(746)

(1)	The majority of realized and unrealized gains (losses) included in earnings are reported in the net impairment line item.
(2)	The majority of total realized and unrealized gains (losses) were related to Level 3 instruments held at June 30, 2008.
(3)	The level classification transfers of certain CMOs were driven by changes in price transparency for the securities.
(4)	Represents derivative assets net of derivative liabilities for presentation purposes only.

Level 3 Assets and Liabilities

Level 3 assets and liabilities included instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. As of June 30, 2009, less than 1% of the Company’s total assets and none of its total liabilities represented instruments measured at fair value on a recurring basis categorized as Level 3.

In general, level classification transfers in and out of Level 3 during the three and six months ended June 30, 2009 were driven by changes in price transparency in the non-agency CMO market during the period. The Company’s transfers in and out of Level 3 are as of the beginning of the reporting period on a quarterly basis. While the Company’s fair value estimates of Level 3 instruments as of June 30, 2009 utilized observable inputs where available, the valuation included significant management judgment in determining the relevance and reliability of market information considered and the financial instruments were therefore classified as Level 3.

Nonrecurring Fair Value Measurements

Financial Instruments

The Company also measures certain other financial instruments at fair value on a nonrecurring basis in accordance with GAAP. The Company’s charge-off policy for both one- to four-family and home equity loans is to assess the value of the property when the loan has been delinquent for 180 days or it is in bankruptcy, regardless of whether or not the property is in foreclosure, and charge-off the amount of the loan balance in excess of the estimated current property value. The Company classified these fair value measurements, approximately $394 million and $588 million for the three and six months ended June 30, 2009 and $108 million and $142 million for the three and six months ended June 30, 2008, as Level 3 of the fair value hierarchy as the valuations included Level 3 inputs that were significant to the estimate of fair value. These fair value measurements resulted in $129.5 million and $237.1 million of charge-offs for the three and six months ended June 30, 2009 and $47.1 million and $77.1 million for the three and six months ended June 30, 2008.

Nonfinancial Instruments

The Company measures certain nonfinancial instruments at fair value on a nonrecurring basis in accordance with GAAP. The Company adopted certain provisions of SFAS No. 157 on January 1, 2009 as they relate to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. Included in the other assets line item in the consolidated balance sheet is real estate acquired through foreclosure which is recorded at the lower of carrying value or fair value, less estimated selling costs. The Company classified these fair value measurements, approximately $40 million and $89 million for the three and six months ended June 30, 2009, as Level 3 of the fair value hierarchy as the majority of the valuations included Level 3 inputs that were significant to the estimate of fair value. These fair value measurements resulted in $8.1 million and $24.0 million in write-downs for the three and six months ended June 30, 2009.

Disclosures about Fair Value of Financial Instruments

SFAS No. 107 requires the disclosure of the estimated fair value of financial instruments. The following disclosure of the estimated fair value of financial instruments, not otherwise disclosed above pursuant to SFAS No. 157, is made by the Company in accordance with SFAS No. 157. Different market assumptions and estimation methodologies could significantly affect estimated fair value amounts. Effective April 1, 2009, the Company adopted FSP No. FAS 107-1 and APB 28-1, which requires disclosure about fair value of financial instruments for interim reporting periods as well as in annual financial statements.

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

The fair value of financial instruments whose estimated fair values were different from their carrying values is summarized below (dollars in thousands):

	June 30, 2009		December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Loans, net(1)	$21,939,043	$21,703,790	$24,451,852	$24,072,373

Liabilities
Deposits	$26,423,824	$26,456,520	$26,136,246	$26,194,430
Securities sold under agreements to repurchase	$6,464,915	$6,552,523	$7,381,279	$7,488,380
Other borrowings	$3,369,511	$3,212,168	$4,353,777	$4,349,862
Corporate debt	$2,878,815	$3,875,943	$2,750,532	$1,645,136

(1)	The carrying value of loans, net includes the allowance for loan losses of $1.2 billion and $1.1 billion as of June 30, 2009 and December 31, 2008.

•

Loans, net—For loans held-for sale, fair value is estimated using third party commitments to purchase loans. For the held-for-investment portfolio, including one- to four-family, home equity, recreational vehicle, marine and auto loans, fair value is estimated by differentiating loans based on their individual characteristics, such as product classification, loan category, pricing features and remaining maturity. Management adjusts assumptions for expected losses, prepayments and discount rates to reflect the individual characteristics of the loans, such as credit risk, coupon, term, and payment characteristics, as well as the secondary market conditions for these types of loans. For commercial and credit card loans, fair value is estimated based on both individual and portfolio characteristics and recent market transactions, when available.

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

•

Corporate debt—For the $1.3 billion of 12 1/2% Notes and almost all of the 8% Notes included in the offer to exchange for convertible debentures, fair value is based on the estimated fair value of the convertible debentures which considered the following: the intrinsic value of the underlying stock; the value of the option for bondholders to receive cash equal to the face value of the convertible debentures in ten years; and a liquidity discount. For all other corporate debt, fair value is estimated using dealer pricing quotes. For additional information regarding the pending debt exchange offer, see Note 9—Corporate Debt.

In the normal course of business, the Company makes various commitments to extend credit and incur contingent liabilities that are not reflected in the consolidated balance sheet. Significant changes in the economy or interest rates influence the impact that these commitments and contingencies have on the Company in the future. Information related to such commitments and contingent liabilities is detailed in Note 13—Commitments, Contingencies and Other Regulatory Matters.

NOTE 4—AVAILABLE-FOR-SALE MORTGAGE-BACKED AND INVESTMENT SECURITIES

The amortized cost basis and estimated fair value of available-for-sale mortgage-backed and investment securities are shown in the following tables (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2009:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$10,009,021	$99,314	$(83,266)	$10,025,069
Non-agency CMOs and other	794,233	12	(302,538)	491,707

Total residential mortgage-backed securities	10,803,254	99,326	(385,804)	10,516,776

Investment securities:
Debt securities:
U.S. Treasury and agency debentures	233,402	—	(3,627)	229,775
Municipal bonds	100,716	—	(17,918)	82,798
Corporate bonds	25,396	1	(13,608)	11,789

Total debt securities	359,514	1	(35,153)	324,362
Publicly traded equity securities:
Corporate investments	170	559	—	729

Total investment securities	359,684	560	(35,153)	325,091

Total available-for-sale securities	$11,162,938	$99,886	$(420,957)	$10,841,867

December 31, 2008:
Residential mortgage-backed securities:
Agency mortgage-backed securities	$10,115,865	$82,663	$(87,715)	$10,110,813
Non-agency CMOs and other	920,474	14	(318,112)	602,376

Total residential mortgage-backed securities	11,036,339	82,677	(405,827)	10,713,189

Investment securities:
Debt securities:
Municipal bonds	100,706	1	(21,101)	79,606
Corporate bonds	25,454	14	(12,667)	12,801

Total debt securities	126,160	15	(33,768)	92,407
Publicly traded equity securities:
Corporate investments	532	285	(319)	498

Total investment securities	126,692	300	(34,087)	92,905

Total available-for-sale securities	$11,163,031	$82,977	$(439,914)	$10,806,094

Contractual Maturities

The contractual maturities of available-for-sale debt securities, including mortgage-backed and debt securities, at June 30, 2009 are shown below (dollars in thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$11	$11
Due within one to five years	23	23
Due within five to ten years	316,105	311,302
Due after ten years	10,846,629	10,529,802

Total available-for-sale debt securities	$11,162,768	$10,841,138

Other-Than-Temporary Impairment of Investments

The following tables show the fair value and unrealized losses on investments, aggregated by investment category, and the length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2009:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$1,373,807	$(9,782)	$2,448,894	$(73,484)	$3,822,701	$(83,266)
Non-agency CMOs and other	59,481	(45,020)	431,868	(257,518)	491,349	(302,538)
Debt securities:
U.S. Treasury and agency debentures	229,775	(3,627)	—	—	229,775	(3,627)
Municipal bonds	—	—	82,792	(17,918)	82,792	(17,918)
Corporate bonds	15	(1)	11,747	(13,607)	11,762	(13,608)

Total temporarily impaired securities	$1,663,078	$(58,430)	$2,975,301	$(362,527)	$4,638,379	$(420,957)

December 31, 2008:
Residential mortgage-backed securities:
Agency mortgage-backed securities	$1,050,268	$(9,255)	$3,157,773	$(78,460)	$4,208,041	$(87,715)
Non-agency CMOs and other	53,836	(40,668)	522,313	(277,444)	576,149	(318,112)
Debt securities:
Municipal bonds	—	—	79,595	(21,101)	79,595	(21,101)
Corporate bonds	39	(4)	12,719	(12,663)	12,758	(12,667)
Publicly traded equity securities:
Corporate investments	—	—	43	(319)	43	(319)

Total temporarily impaired securities	$1,104,143	$(49,927)	$3,772,443	$(389,987)	$4,876,586	$(439,914)

The Company does not believe that any individual unrealized loss in the available-for-sale portfolio as of June 30, 2009 represents a credit related impairment. The majority of the unrealized losses on mortgage-backed securities are attributable to changes in interest rates and a re-pricing of risk in the market. All agency mortgage-backed securities and CMOs and U.S. Treasury and agency debentures are AAA-rated. Municipal bonds and corporate bonds are evaluated by reviewing the credit-worthiness of the issuer and general market conditions. The Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the debt securities before the anticipated recovery of its remaining amortized cost of the securities in an unrealized loss position at June 30, 2009.

Effective April 1, 2009, the Company adopted FSP No. FAS 115-2 and FAS 124-2 which amends the OTTI accounting guidance for debt securities. The Company assessed whether it intends to sell, or whether it is more likely than not that the Company will be required to sell a security before recovery of its amortized cost basis less any current-period credit losses. For debt securities that are considered other-than-temporarily impaired and that the Company does not intend to sell and will not be required to sell prior to recovery of its amortized cost basis, the Company determines the amount of the impairment that is credit related and the amount due to all other factors. The credit loss component is recognized in earnings and is the difference between the security’s amortized cost basis and the present value of its expected future cash flows. The noncredit loss component is recognized in other comprehensive loss and is the difference between the present value of its expected future cash flows and the fair value.

The majority of the Company’s available-for-sale portfolio consists of residential mortgage-backed securities. For residential mortgage-backed securities, the Company calculates the noncredit portion of OTTI by comparing the present value of the expected future cash flows with the amortized cost basis of the security. The expected future cash flows are determined using the remaining contractual cash flows adjusted for future credit losses. The estimate of expected future credit losses include the following assumptions: 1) expected default rates based on current delinquency trends, foreclosure statistics of the underlying mortgages and loan documentation type; 2) expected loss severity based on the underlying loan characteristics, including loan-to-value, origination vintage and geography; and 3) expected loan prepayments and principal reduction based on current experience and existing market conditions that may impact the future rate of prepayments. The expected cash flows of the security are then discounted at the interest rate used to recognize interest income on the security to arrive at the present value amount. The following table presents a summary of the significant inputs considered in determining the measurement of credit loss as of June 30, 2009:

	June 30, 2009
	Weighted Average	Range
Default rate(1)	8%	1% - 25%
Loss severity	41%	40% - 45%
Prepayment rate	10%	8% - 25%

(1)	Represents the expected default rate for the next twelve months.

The following table presents a roll-forward of the credit loss component of the amortized cost of debt securities, which has been recognized in earnings for the three months ended June 30, 2009 (dollars in thousands):

Three Months Ended June 30, 2009
Credit loss balance, beginning of period	$80,060
Additions:
Initial credit impairment	11,727
Subsequent credit impairment	17,944

Credit loss balance, end of period	$109,731

Within the securities portfolio, the highest concentration of credit risk is the non-agency CMO portfolio. As of June 30, 2009, the Company concluded that approximately $359.0 million of these securities were other-than-temporarily impaired as a result of deterioration in the expected credit performance of the underlying loans in the securities. These securities were written down to their estimated fair value by recording $199.8 million other-than-temporary impairment, of which $170.1 million was recorded as the noncredit portion of OTTI in other comprehensive loss (before tax) during the three months ended June 30, 2009. The Company recognized $29.7 million and $48.5 million net impairment for the three and six months ended June 30, 2009. The Company recognized net impairment of $17.2 million and $43.8 million for non-agency CMO securities for the three and six months ended June 30, 2008.

The Company’s intent not to sell or belief that the Company will not be required to sell these securities in an unrealized loss position at June 30, 2009 until the market value recovers or the securities mature was based on the facts and circumstances that existed as of that date. The Emergency Economic Stabilization Act of 2008 (the

“Act”) was signed into law on October 3, 2008. This Act grants the Treasury authority to purchase troubled assets from financial institutions under the TARP. A new administration came into office and a new Treasury Secretary was named. On March 23, 2009, the new administration announced a new “Public-Private Investment Program” to address the problem of troubled real estate-related assets on banks’ balance sheets. Under the program, the Treasury will work with private investors to establish funds that purchase both loans and securities from financial institutions allowing them to cleanse their balance sheets of what are often referred to as “legacy” assets. The Company does not yet know enough about how this program will be implemented and most importantly the Company does not yet know enough about the prices at which banks’ troubled assets would be sold to these funds to determine if it would be of interest to the Company. Therefore the Company cannot make an assessment of whether the Treasury’s plans under the Act will impact the Company’s intent with respect to these securities and its loans in future periods. The Company’s assessment of its intent not to sell or belief that the Company will not be required to sell these securities in an unrealized loss position at June 30, 2009 until the market value recovers or the securities mature was based on these facts.

The detailed components of the gain on loans and securities, net and gain (loss) on sales of investments, net line items on the consolidated statement of loss are shown below.

Gain on Loans and Securities, Net

Gain on loans and securities, net are as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Gain (loss) on sales of loans, net	$77	$(285)	$77	$(783)
Gain on securities, net
Gain on available-for-sale securities and other investments	82,781	2,766	121,097	16,584
Loss on available-for-sale securities and other investments	(11,759)	(3,552)	(12,267)	(4,107)
Gain (loss) on trading securities, net	1,630	1,648	(838)	5,269
Hedge ineffectiveness	441	869	391	2,518

Gain on securities, net	73,093	1,731	108,383	20,264

Gain on loans and securities, net	$73,170	$1,446	$108,460	$19,481

Gain (loss) on Sales of Investments, Net

Gain (loss) on sales of investments, net are as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Realized gains (loss) on sales of publicly traded equity securities	$—	$—	$(317)	$254
Other	(1,592)	18	(1,708)	266

Gain (loss) on sales of investments, net	$(1,592)	$18	$(2,025)	$520

NOTE 5—LOANS, NET

Loans, net are summarized as follows (dollars in thousands):

	June 30, 2009	December 31, 2008
Loans held-for-sale	$12,635	$—
Loans receivable, net:
One- to four-family	11,900,772	12,979,844
Home equity	8,982,695	10,017,183
Consumer and other loans:
Recreational vehicle	1,417,215	1,570,116
Marine	385,266	424,595
Commercial	168,975	214,084
Other	84,632	89,875

Total consumer and other loans	2,056,088	2,298,670

Total loans receivable	22,939,555	25,295,697
Unamortized premiums, net	205,792	236,766
Allowance for loan losses	(1,218,939)	(1,080,611)

Total loans receivable, net	21,926,408	24,451,852

Total loans, net	$21,939,043	$24,451,852

The following table provides an analysis of the allowance for loan losses for the three and six months ended June 30, 2009 and 2008 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Allowance for loan losses, beginning of period	$1,200,808	$565,908	$1,080,611	$508,164
Provision for loan losses	404,525	319,121	858,488	552,992
Charge-offs	(398,605)	(257,605)	(741,583)	(440,017)
Recoveries	12,211	8,459	21,423	14,744

Net charge-offs	(386,394)	(249,146)	(720,160)	(425,273)

Allowance for loan losses, end of period	$1,218,939	$635,883	$1,218,939	$635,883

The Company has a CDS on a portion of its first-lien residential real estate loan portfolio through a synthetic securitization structure that provides, for a fee, an assumption by a third party of a portion of the credit risk related to the underlying loans. As of June 30, 2009, the balance of the loans covered by the CDS was $2.6 billion, on which $17.8 million in losses have been recognized. The CDS provides protection for losses in excess of $4.0 million, but not to exceed approximately $30.3 million. During the three months ended June 30, 2009, the Company began to receive cash recoveries from the CDS for amounts reported in excess of the $4.0 million threshold. The Company expects to recognize the remaining benefit over for the next twelve months, which is reflected in the allowance for loan losses as of June 30, 2009.

The Company initiated a loan modification program in 2008 that in its early stages, resulted in an insignificant number of minor modifications. This loan modification program became more active during the first half of 2009. As part of the program, the Company considers modifications in which it made an economic concession to a borrower experiencing financial difficulty a TDR. The Company has also modified a number of loans through traditional collections actions taken in the normal course of servicing delinquent accounts. These actions typically result in an insignificant delay in the timing of payments; therefore, the Company does not consider such activities to be economic concessions to the borrowers.

Included in our allowance for loan losses at June 30, 2009 was a specific allowance of $105.6 million that was established for TDRs. The specific allowance for these individually impaired loans represents the expected loss over the remaining life of the loan, including the economic concession to the borrower. The following table shows detailed information related to the Company’s modified loans accounted for as TDRs as of and for the three and six months June 30, 2009 (dollars in thousands):

	Recorded Investment in TDRs (1)	Specific Valuation Allowance	Specific Valuation Allowance as a % of TDR Loans
June 30, 2009
One- to four-family	$104,698	$19,948	19%
Home equity	167,276	85,691	51%

Total(2)	$271,974	$105,639	39%

(1)

For the three and six months ended June 30, 2009, the average recorded investment in TDR loans was $202.7 million and $159.1 million, respectively, and the interest income recognized on these loans was $1.4 million and $2.0 million, respectively.

(2)	At June 30, 2009, $255.7 million of TDRs had an associated specific valuation allowance and $16.3 million did not have an associated valuation allowance.

NOTE 6—ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company enters into derivative transactions primarily to protect against interest rate risk on the value of certain assets, liabilities and future cash flows. Derivative instruments designated in hedging relationships that mitigate the exposure to the variability in expected future cash flows or other forecasted transactions are considered cash flow hedges. Derivative instruments in hedging relationships that mitigate exposure to changes in the fair value of assets or liabilities are considered fair value hedges. The Company is also required to recognize certain contracts and commitments as derivatives when the characteristics of those contracts and commitments meet the definition of a derivative as promulgated by SFAS No. 133, as amended. Each derivative is recorded on the balance sheet at fair value as a freestanding asset or liability. Cash flow and fair value ineffectiveness is re-measured on a quarterly basis. The following table summarizes the location and fair value amounts of derivative instruments reported in the consolidated balance sheet in accordance with the Company’s adoption of SFAS No. 161 on January 1, 2009 (dollars in thousands):

	Fair Value
	Asset(1)	Liability(2)	Net(3)
June 30, 2009
Derivatives designated as hedging instruments under SFAS No. 133, as amended:
Interest rate contracts
Cash flow hedges	$79,048	$(175,114)	$(96,066)
Fair value hedges	13,996	—	13,996
Other derivatives	4,922	—	4,922

Total derivatives designated as hedging instruments under SFAS No. 133, as amended(4)	$97,966	$(175,114)	$(77,148)

(1)	Reflected in the other assets line item on the consolidated balance sheet.
(2)	Reflected in the accounts payable, accrued and other liabilities line item on the consolidated balance sheet.
(3)	Represents derivative assets net of derivative liabilities for presentation purposes only.
(4)	There were no derivatives not designated as hedging instruments under SFAS No. 133, as amended as of June 30, 2009.

Cash Flow Hedges

The majority of the Company’s derivative instruments as of June 30, 2009 and December 31, 2008 were designated as cash flow hedges. These hedges, which include a combination of interest rate swaps, forward-starting swaps and purchased options on caps and floors, are used primarily to reduce the variability of future cash flows associated with existing variable-rate liabilities and assets and forecasted issuances of liabilities.

The effective portion of changes in fair value of the derivative instruments that hedge cash flows is reported as a component of accumulated other comprehensive loss, net of tax in the consolidated balance sheet, for both active and terminated hedges. Amounts are then included in net operating interest income as a yield adjustment in the same period the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivative instrument is reported as fair value adjustments of derivative instruments in the gain on loans and securities, net line item in the consolidated statement of loss.

If it becomes probable that a hedged forecasted transaction will not occur, amounts included in accumulated other comprehensive loss related to the specific hedging instruments would be reclassified into the gain on loans and securities, net line item in the consolidated statement of loss. If hedge accounting is discontinued because a derivative instrument ceases to be a highly effective hedge; or is sold, terminated or de-designated, amounts included in accumulated other comprehensive loss related to the specific hedging instrument continue to be reported in other comprehensive income or loss until the forecasted transaction affects earnings. Derivative instruments no longer in hedging relationships continue to be recorded at fair value with changes in fair value being reported in the gain on loans and securities, net line item in the consolidated statement of loss.

The future issuances of liabilities, including repurchase agreements, are largely dependent on the market demand and liquidity in the wholesale borrowings market. As of June 30, 2009, the Company believes the forecasted issuance of all debt in cash flow hedge relationships is probable. However, unexpected changes in market conditions in future periods could impact the ability to issue this debt. The Company believes the forecasted issuance of debt in the form of repurchase agreements is most susceptible to an unexpected change in market conditions.

The following table summarizes information related to the Company’s interest rate contracts in cash flow hedge relationships, hedging variable-rate assets and liabilities and the forecasted issuances of liabilities (dollars in thousands):

	Notional Amount	Fair Value			Weighted-Average
		Asset	Liability	Net	Pay Rate	Receive Rate	Strike Rate	Remaining Life (Years)
June 30, 2009:
Pay-fixed interest rate swaps:
Repurchase agreements	$1,640,000	$—	$(151,819)	$(151,819)	4.88%	0.61%	N/A	9.73
FHLB advances	530,000	—	(23,295)	(23,295)	4.32%	0.62%	N/A	8.61
Purchased interest rate options(1):
Caps	1,435,000	8,497	—	8,497	N/A	N/A	5.22%	3.06
Floors	1,900,000	70,551	—	70,551	N/A	N/A	6.43%	1.96

Total cash flow hedges	$5,505,000	$79,048	$(175,114)	$(96,066)	4.74%	0.61%	5.91%	5.20

December 31, 2008:
Pay-fixed interest rate swaps:
Repurchase agreements	$2,080,000	$—	$(415,410)	$(415,410)	4.88%	2.61%	N/A	9.89
FHLB advances	330,000	—	(44,135)	(44,135)	4.50%	1.91%	N/A	7.85
Purchased interest rate forward-starting swaps:
Repurchase agreements	100,000	—	(11,254)	(11,254)	3.90%	N/A	N/A	10.15
Purchased interest rate options(1):
Caps	1,635,000	2,620	—	2,620	N/A	N/A	5.19%	3.13
Floors	1,900,000	99,473	—	99,473	N/A	N/A	6.43%	2.46

Total cash flow hedges	$6,045,000	$102,093	$(470,799)	$(368,706)	4.79%	2.52%	5.86%	5.62

(1)	Caps are used to hedge repurchase agreements. Floors are used to hedge home equity lines of credit.

Additionally, the Company enters into forward purchase and sale agreements, which are considered cash flow hedges, when the terms of the commitments exactly match the terms of the securities purchased or sold. As of June 30, 2009, the fair value of forward contracts accounted for as cash flow hedges included in the derivative assets line item was $4.9 million.

The following table shows: 1) amounts recorded in accumulated other comprehensive loss related to derivative instruments accounted for as cash flow hedges; 2) amount of ineffectiveness recorded in earnings related to derivative instruments accounted for as cash flow hedges; 3) the notional amount and fair value of derivatives terminated for the periods presented; and 4) the amortization of terminated interest rate swaps and options included in net operating interest income (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Impact on accumulated other comprehensive loss (net of tax):
Beginning balance	$(375,290)	$(207,987)	$(417,489)	$(132,223)
Unrealized gain (loss), net	61,427	58,286	96,809	(19,871)
Reclassifications into earnings, net	7,912	4,396	14,729	6,789

Ending balance	$(305,951)	$(145,305)	$(305,951)	$(145,305)

Cash flow hedge ineffectiveness(1)(2)	$441	$710	$391	$626

Derivatives terminated during the period:
Notional	$300,000	$1,500,000	$1,090,000	$3,090,000
Fair value of net gain (loss) recognized in accumulated other comprehensive loss	$(33,347)	$4,439	$(128,869)	$(71,595)
Amortization of terminated interest rate swaps and options included in net operating interest income	$(10,516)	$(391)	$(19,340)	$(1,079)

(1)

The amount of ineffectiveness recorded in earnings for cash flow hedges is equal to the excess of the cumulative change in the fair value of the actual derivative over the cumulative change in the fair value of a hypothetical derivative which is created to match the exact terms of the underlying instruments being hedged.

(2)	The cash flow hedge ineffectiveness is reflected in the gain on loans and securities, net line item.

During the upcoming twelve months, the Company expects to include a pre-tax amount of approximately $11.5 million of net unrealized gains that are currently reflected in accumulated other comprehensive loss in net operating interest income as a yield adjustment in the same periods in which the related items affect earnings. The losses accumulated in other comprehensive loss on the derivative instruments terminated shown in the preceding table will be included in net operating interest income over the periods the related items will affect earnings, ranging from 7 days to approximately 13 years.

The following table shows the balance in accumulated other comprehensive loss attributable to open cash flow hedges and discontinued cash flow hedges (dollars in thousands):

	As of June 30,
	2009	2008
Accumulated other comprehensive loss (net of tax) related to:
Open cash flow hedges	$(87,485)	$(111,095)
Discontinued cash flow hedges	(218,466)	(34,210)

Total cash flow hedges	$(305,591)	$(145,305)

The following table shows the balance in accumulated other comprehensive loss attributable to cash flow hedges by type of hedged item (dollars in thousands):

	As of June 30,
	2009	2008
Accumulated other comprehensive income (loss) related to:
FHLB advances	$(113,999)	$(63,853)
Repurchase agreements	(457,023)	(194,783)
Home equity lines of credit	74,102	38,632
Other	3,962	(5,549)

Total other comprehensive loss before tax	(492,958)	(225,553)
Tax benefit	187,367	80,248

Total cash flow hedges, net of tax	$(305,591)	$(145,305)

Fair Value Hedges

The Company uses interest rate swaps to offset its exposure to changes in value of certain fixed-rate liabilities. Changes in the fair value of the derivatives are recognized currently in the gain on loans and securities, net line item.

Fair value hedges are accounted for by recording the fair value of the derivative instrument and the change in fair value of the asset or liability being hedged on the consolidated balance sheet. To the extent that the hedge is ineffective, the changes in the fair values will not offset and the difference, or hedge ineffectiveness, is reflected in the gain on loans and securities, net line item in the consolidated statement of loss. Cash payments or receipts and related accruals during the reporting period on derivatives included in fair value hedge relationships are recorded as an adjustment to interest income or expense on the hedged item.

Hedge accounting is discontinued for fair value hedges if a derivative instrument ceases to be highly effective as a hedge or if the derivative is sold, terminated or de-designated. If fair value hedge accounting is discontinued, the net gain or loss on the underlying transactions being hedged is amortized to interest expense or interest income over the original forecasted period at the time of de-designation. Changes in the fair value of the derivative instruments after de-designation of fair value hedge accounting are recorded in the gain on loans and securities, net line item in the consolidated statement of loss. For a discontinued fair value hedge, the previously hedged item is no longer adjusted for changes in fair value.

The following table summarizes information related to the Company’s interest rate contracts in fair value hedge relationships (dollars in thousands):

	Notional Amount	Fair Value			Weighted-Average
		Asset	Liability	Net	Pay Rate	Receive Rate	Strike Rate	Remaining Life (Years)
June 30, 2009:
Receive-fixed interest rate swaps:
Corporate debt	$414,500	$13,996	$—	$13,996	3.33%	7.38%	N/A	4.21

Total fair value hedges	$414,500	$13,996	$—	$13,996	3.33%	7.38%	N/A	4.21

December 31, 2008:
Receive-fixed interest rate swaps:
Corporate debt	$414,500	$20,726	$—	$20,726	4.70%	7.38%	N/A	4.71
Brokered certificates of deposit	4,210	8	—	8	1.85%	5.38%	N/A	11.21

Total fair value hedges	$418,710	$20,734	$—	$20,734	4.67%	7.35%	N/A	4.77

The following table summarizes the effect of interest rate contracts designated and qualifying as hedging instruments in fair value hedges and related hedged items on the consolidated statement of loss in accordance with the Company’s adoption of SFAS No. 161 on January 1, 2009 (dollars in thousands):

	Three months ended June 30, 2009		Six months ended June 30, 2009
	Hedging Instrument	Hedged Item	Hedging Instrument	Hedged Item
Gain (loss) included in earnings:
Interest rate contracts
Corporate debt	$(5,751)	$5,751	$(6,730)	$6,730
Brokered certificates of deposit	—	—	(8)	8

Total fair value hedges	$(5,751)	$5,751	$(6,738)	$6,738

There was no fair value hedge ineffectiveness for the three and six months ended June 30, 2009 and $0.2 million and $1.9 million of fair value hedge ineffectiveness for the three and six months ended June 30, 2008, respectively. The fair value hedge ineffectiveness is reflected in the gain on loans and securities, net line item.

Liability to Lehman Brothers

Prior to Lehman Brothers’ declaration of bankruptcy in September 2008, E*TRADE Bank was a counterparty to interest rate derivative contracts with a subsidiary of Lehman Brothers. Lehman Brothers’ declaration of bankruptcy triggered an event of default and early termination under E*TRADE Bank’s International Swap Dealers Association Master Agreement. As of the date of the event of default, E*TRADE Bank’s net amount due to the Lehman Brothers subsidiary was approximately $101 million, the majority of which was collateralized by securities held by or on behalf of the Lehman Brothers subsidiary. E*TRADE Bank currently is working with Lehman Brothers in an attempt to resolve the parties’ respective obligations.

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

The Company considered the impact of credit risk on the fair value measurement for derivative instruments, particularly those in net liability positions to counterparties, to be mitigated by the enforcement of credit support agreements, and the collateral requirements therein. The Company pledged approximately $172.1 million of its mortgage-backed securities as collateral related to its derivative contracts as of June 30, 2009.

The Company’s credit risk analysis for derivative instruments also considered whether the cost to mitigate the credit loss exposure on derivative instruments in net asset positions would have resulted in material adjustments to the valuations. During the three and six months ended June 30, 2009, the consideration of counterparty credit risk did not result in an adjustment to the valuation of the Company’s derivative instruments.

Impact on Liquidity

In the normal course of business, collateral requirements contained in the Company’s derivative instruments are enforced by the Company and its counterparties. Upon enforcement of the collateral requirements, the amount of collateral requested is typically based on the net fair value of all derivative instruments with the counterparty; that is derivative assets net of derivative liabilities at the counterparty level. If the Company were to be in violation of certain provisions of the derivative instruments, the counterparties to the derivative instruments could request payment or collateralization on derivative instruments. The Company expects such requests would be based on the fair value of derivative assets net of derivative liabilities at the counterparty level. Derivative instruments in net liability positions at the counterparty level was $127.4 million as of June 30, 2009. The fair value of the Company’s mortgage-backed securities pledged as collateral, $172.1 million as of June 30, 2009, exceeded derivative instruments in net liability positions at the counterparty level by $44.7 million.

NOTE 7—DEPOSITS

Deposits are summarized as follows (dollars in thousands):

	Weighted-Average Rate		Amount		Percentage to Total
	June 30, 2009	December 31, 2008	June 30, 2009	December 31, 2008	June 30, 2009	December 31, 2008
Money market and savings accounts	0.89%	2.73%	$12,911,459	$12,692,729	48.9%	48.6%
Sweep deposit accounts(1)	0.07%	0.07%	10,789,614	9,650,431	40.8	36.9
Certificates of deposit	2.56%	3.37%	1,790,395	2,363,385	6.8	9.0
Checking accounts	0.27%	1.06%	788,357	991,477	3.0	3.8
Brokered certificates of deposit	4.52%	4.48%	143,999	438,224	0.5	1.7

Total deposits	0.67%	1.77%	$26,423,824	$26,136,246	100.0%	100.0%

(1)	A sweep product transfers brokerage customer balances to the Bank, which holds these funds as customer deposits in FDIC-insured demand deposits and money market deposit accounts.

NOTE 8—SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER BORROWINGS

The maturities of borrowings at June 30, 2009 and total borrowings at June 30, 2009 and December 31, 2008 are shown below (dollars in thousands):

	Repurchase Agreements	Other Borrowings		Total	Weighted Average Interest Rate
		FHLB Advances	Other
Years Ending December 31,
2009	$3,397,987	$850,000	$36,921	$4,284,908	0.52%
2010	1,766,928	150,000	1,356	1,918,284	1.54%
2011	—	—	111	111	4.69%
2012	100,000	350,000	—	450,000	4.25%
2013	100,000	100,000	—	200,000	3.71%
Thereafter	1,100,000	1,453,600	427,523	2,981,123	3.68%

Total borrowings at June 30, 2009	$6,464,915	$2,903,600	$465,911	$9,834,426	1.91%

Total borrowings at December 31, 2008	$7,381,279	$3,903,600	$450,177	$11,735,056	3.42%

NOTE 9—CORPORATE DEBT

The Company’s corporate debt by type is shown below (dollars in thousands):

June 30, 2009	Face Value	Discount	Fair Value Adjustment(1)	Net
Senior notes:
8% Notes, due 2011	$435,515	$(1,439)	$11,112	$445,188
7 3/8% Notes, due 2013	414,665	(3,903)	24,462	435,224
7 7/8% Notes, due 2015	243,177	(1,922)	12,203	253,458

Total senior notes	1,093,357	(7,264)	47,777	1,133,870
Springing lien notes 12 1/2%, due 2017	2,185,530	(449,445)	8,860	1,744,945

Total corporate debt	$3,278,887	$(456,709)	$56,637	$2,878,815

December 31, 2008	Face Value	Discount	Fair Value Adjustment(1)	Net
Senior notes:
8% Notes, due 2011	$435,515	$(1,763)	$13,855	$447,607
7 3/8% Notes, due 2013	414,665	(4,334)	32,435	442,766
7 7/8% Notes, due 2015	243,177	(2,071)	13,183	254,289

Total senior notes	1,093,357	(8,168)	59,473	1,144,662
Springing lien notes 12 1/2%, due 2017	2,057,000	(460,515)	9,385	1,605,870

Total corporate debt	$3,150,357	$(468,683)	$68,858	$2,750,532

(1)	The fair value adjustment is related to changes in fair value of the debt while in a fair value hedge relationship in accordance with SFAS No. 133, as amended.

Senior Notes

All of the Company’s senior notes are currently unsecured and will rank equal in right of payment with all of the Company’s existing and future unsubordinated indebtedness and will rank senior in right of payment to all its existing and future subordinated indebtedness.

Springing Lien Notes

In November 2007, the Company issued an aggregate principal amount of $1.8 billion in 12 1/2% Notes. Interest is payable semi-annually and the notes are non-callable for five years and may then be called by the Company at a premium, which declines over time. The Company has the option to make interest payments on its 12 1 /2% Notes in the form of either cash or additional 12 1/2% Notes through May 2010. During the second quarter of 2009, the Company elected to make its May 2009 interest payment of $128.5 million in the form of additional springing lien notes. The November 2010 payment is the first payment the Company is required to pay in cash.

The indenture for the Company’s 12 1/2% Notes requires the Company to secure the 12 1/2% Notes with the property and assets of the Company and any future subsidiary guarantors (subject to certain exceptions). The requirement to secure the 12 1/2% Notes will occur on the earlier of: 1) the date on which the 8% Notes are redeemed(1) or 2) the first date on which the Company is allowed to grant liens in excess of $300 million under the 8% Notes. The requirement to secure the 12 1/2% Notes is limited to the amount of debt under the 12 1/2% Notes that would not trigger a requirement for the Company to equally and ratably secure the existing 8% Notes, 7 3/8% Notes and the 7 7/8% Notes.

(1)	Assuming completion of the debt exchange offering, approximately $6 million in principal amount of the 8% Notes will remain outstanding immediately following the exchange based upon the aggregate principal amount of 8% Notes tendered as of July 1, 2009.

Pending Debt Exchange Offer

In June 2009, the Company launched an offer to exchange approximately $1.7 billion aggregate principal amount of its corporate debt, which included up to $1.3 billion principal amount of the 12 1/2% Notes and all $435.5 million principal amount of the 8% Notes for an equal principal amount of newly-issued non-interest bearing convertible debentures. The pending debt exchange is subject to shareholder and regulatory approval. See Note 15—Subsequent Event for further information regarding the debt exchange.

NOTE 10—SHAREHOLDERS’ EQUITY

In May 2009, the Company initiated an Equity Drawdown Program to offer and sell up to $150 million of common stock from time to time, in which the Company issued 40.7 million shares of common stock resulting in net proceeds of $63.4 million during the second quarter of 2009. The Equity Drawdown Program was suspended in June 2009. The Company issued 500 million shares of common stock, par value $0.01 in a Public Equity Offering in June 2009. The Public Equity Offering resulted in net proceeds, after commissions, of $522.9 million. Citadel, the Company’s largest stock and debt holder, purchased approximately 90.9 million shares of the Company’s common stock in the Public Equity Offering.

NOTE 11—LOSS PER SHARE

The following table is a reconciliation of basic and diluted loss per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Basic:
Numerator:
Loss from continuing operations, net of tax	$(143,237)	$(119,443)	$(375,922)	$(212,370)
Income from discontinued operations, net of tax	—	24,884	—	26,618

Net loss	$(143,237)	$(94,559)	$(375,922)	$(185,752)

Denominator:
Basic weighted-average shares outstanding	662,068	492,712	615,211	476,784

Diluted:
Numerator:
Net loss	$(143,237)	$(94,559)	$(375,922)	$(185,752)

Denominator:
Diluted weighted-average shares outstanding	662,068	492,712	615,211	476,784

Per share:
Basic loss per share:
Loss per share from continuing operations	$(0.22)	$(0.24)	$(0.61)	$(0.45)
Earnings per share from discontinued operations	—	0.05	—	0.06

Net loss per share	$(0.22)	$(0.19)	$(0.61)	$(0.39)

Diluted loss per share:
Loss per share from continuing operations	$(0.22)	$(0.24)	$(0.61)	$(0.45)
Earnings per share from discontinued operations	—	0.05	—	0.06

Net loss per share	$(0.22)	$(0.19)	$(0.61)	$(0.39)

For the three and six months ended June 30, 2009, the Company excluded from the calculations of diluted loss per share 34.1 million shares and 37.9 million shares, respectively, of stock options and unvested restricted stock awards and units that would have been anti-dilutive. Of the excluded shares, 5.7 million shares and 4.5 million shares were anti-dilutive because of the Company’s net loss for the three and six months ended June 30, 2009, respectively. The Company excluded from the calculations of diluted loss per share 37.8 million shares of stock options and unvested restricted stock awards and units for both the three and six months ended June 30, 2008. Of the excluded shares, 1.2 million and 1.3 million shares were anti-dilutive because of the Company’s net loss for the three and six months ended June 30, 2008, respectively.

NOTE 12—REGULATORY REQUIREMENTS

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

As of June 30, 2009, all of the Company’s broker-dealer subsidiaries met minimum net capital requirements. Total required net capital was $0.1 billion at June 30, 2009. In addition, the Company’s broker-dealer subsidiaries had excess net capital of $0.5 billion at June 30, 2009.

Banking

During the second quarter of 2009, E*TRADE Securities LLC became a wholly-owned operating subsidiary of E*TRADE Bank. E*TRADE Securities LLC continues to be an SEC-registered broker-dealer and is included in the minimum net capital requirements under the Rule. E*TRADE Bank is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can trigger certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on E*TRADE Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, E*TRADE Bank must meet specific capital guidelines that involve quantitative measures of E*TRADE Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. In addition, E*TRADE Bank may not pay dividends to the parent company without approval from the OTS and any loans by E*TRADE Bank to the parent company and its other non-bank subsidiaries are subject to various quantitative, arm’s length, collateralization and other requirements. E*TRADE Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require E*TRADE Bank to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets and Tier I capital to adjusted total assets. As shown in the table below, at June 30, 2009 and December 31, 2008, the OTS categorized E*TRADE Bank as “well capitalized” under the regulatory framework for prompt corrective action. However, events beyond management’s control, such as a continued deterioration in residential real estate and credit markets, could adversely affect future earnings and E*TRADE Bank’s ability to meet its future capital requirements.

E*TRADE Bank’s required actual capital amounts and ratios are presented in the table below (dollars in thousands):

	Actual		Minimum Required to Qualify as Adequately Capitalized			Minimum Required to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
June 30, 2009(1) :
Total capital to risk-weighted assets	$3,241,793	13.91%	>$	1,864,729	>8.0%	>$	2,330,911	>10.0%
Tier I capital to risk-weighted assets	$2,940,281	12.61%	>$	932,364	>4.0%	>$	1,398,547	> 6.0%
Tier I capital to adjusted total assets	$2,979,166	6.79%	>$	1,756,139	>4.0%	>$	2,195,173	> 5.0%
December 31, 2008:
Total capital to risk-weighted assets	$3,136,650	12.95%	>$	1,937,583	>8.0%	>$	2,421,979	>10.0%
Tier I capital to risk-weighted assets	$2,824,299	11.66%	>$	968,792	>4.0%	>$	1,453,187	> 6.0%
Tier I capital to adjusted total assets	$2,824,299	6.29%	>$	1,796,601	>4.0%	>$	2,245,751	> 5.0%

(1)	Capital amounts and ratios include E*TRADE Securities LLC.

NOTE 13—COMMITMENTS, CONTINGENCIES AND OTHER REGULATORY MATTERS

Legal Matters

Litigation Matters

On October 27, 2000, a complaint was filed in the Superior Court for the State of California, County of Santa Clara, entitled, “Ajaxo, Inc., a Delaware corporation, Plaintiff, versus E*TRADE GROUP, INC., a Delaware corporation; and Everypath, Inc., a California corporation; and Does 1 through 50, inclusively, Defendants.” Through this complaint, Ajaxo sought damages and certain non-monetary relief for the Company’s alleged breach of a non-disclosure agreement with Ajaxo pertaining to certain wireless technology offered to the Company by Ajaxo as well as damages and other relief against both the Company and defendant Everypath, Inc., for their alleged misappropriation of Ajaxo’s trade secrets. Following a jury trial, a judgment was entered in 2003 in favor of Ajaxo against the Company for $1.3 million dollars for breach of the Ajaxo non-disclosure agreement. Although the jury also found in favor of Ajaxo on its misappropriation of trade secrets claim against the Company and defendant Everypath, the trial court subsequently denied Ajaxo’s requests for additional damages and relief on these claims. Thereafter, all parties appealed, and on December 21, 2005, the California Court of Appeal affirmed the above-described award against the Company for breach of the nondisclosure agreement but remanded the case to the trial court for the limited purpose of determining what, if any, additional damages Ajaxo may be entitled to as a result of the jury’s previous finding in favor of Ajaxo on its misappropriation of trade secrets claim against the Company and defendant Everypath. Following the foregoing ruling by the Court of Appeal, defendant Everypath ceased operations and made an assignment for the benefit of its creditors in January, 2006. As a result, defendant Everypath is no longer defending the case. Although the Company paid Ajaxo the full amount due on the judgment against it above, the case, consistent with the rulings issued by the Court of Appeal, was remanded back to the trial court, and on May 30, 2008, a jury returned a verdict in favor of E*TRADE denying all claims raised and demands for damages against the Company by Ajaxo. Following the trial court’s filing on September 5, 2008, of entry of judgment in favor of E*TRADE, Ajaxo filed post trial motions asking the trial court to grant a new trial and to vacate its September 5, 2008, entry of judgment in favor of the Company. By order dated November 4, 2008, the trial court denied these motions. On December 2, 2008, Ajaxo filed its notice of appeal with the Court of Appeal of the State of California for the Sixth District. By stipulation, Ajaxo filed its opening appellate brief on July 8, 2009, and the current due date for the Company to file its opposing brief is October 6, 2009. The Company will continue to vigorously defend itself and oppose Ajaxo’s appeal.

On October 2, 2007, a class action complaint alleging violations of the federal securities laws was filed in the United States District Court for the Southern District of New York against the Company and its then Chief Executive Officer and Chief Financial Officer entitled, “Larry Freudenberg, Individually and on Behalf of All

Others Similarly Situated, Plaintiff, versus E*TRADE Financial Corporation, Mitchell H. Caplan and Robert J. Simmons, Defendants.” By order dated July 17, 2008, the trial court consolidated the Freudenberg action with four other purported class actions, all of which were filed in the United States District Court for the Southern District of New York and which were based on the same facts and circumstances as the Freudenberg action. By the same July 17, 2008 order, the trial court appointed the “Kristen-Straxton Group” and Ira Newman co-lead plaintiffs and Brower Piven and Levi & Korsinski, respectively, as lead and co-lead plaintiffs’ counsel. Thereafter, on January 16, 2009, plaintiffs served their “Consolidated Amended Class Action Complaint for Violations of the Federal Securities Laws.” In their amended complaint, plaintiffs again name the Company’s former chief executive and financial officers as defendants as well as Dennis Webb, the Company’s former Capital Markets Division President. In their amended complaint, Plaintiffs allege causes of action for violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 against all defendants and violations of Section 20(a) of the Exchange Act against the individual defendants. In specific, plaintiffs contend, among other things, that the value of E*TRADE’s stock between April 19, 2006 and November 9, 2007 (the “class period”) was artificially inflated because defendants, among other things, issued materially false and misleading statements and failed to disclose that the Company was experiencing a rise in delinquency rates in its mortgage and home equity portfolios; failed to timely record an impairment on its mortgage and home equity portfolios; materially overvalued its securities portfolio, which included assets backed by mortgages; and based on the foregoing, lacked a reasonable basis for the positive statements it made about the Company’s earnings and prospects. Plaintiffs seek to recover damages in an amount to be proven at trial, including interest and attorneys’ fees and costs. By prior order of the court, defendants filed their motion to dismiss on April 2, 2009, and all parties are to complete briefing on defendants’ motion to dismiss by August 31, 2009. The Company intends to vigorously defend itself against these claims.

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

On April 2, 2008, a class action complaint alleging violations of the federal securities laws was filed in the United States District Court for the Southern District of New York against the Company entitled, “John W. Oughtred, Individually, and on Behalf of all Others Similarly Situated, Plaintiff, v. E*TRADE Financial Corporation and E*TRADE Securities LLC, Defendants.” Plaintiff contends, among other things, that the E*TRADE defendants committed various sales practice violations in the sale of certain auction rate securities to investors between April 2, 2003, and February 13, 2008 (the “class period”) by allegedly misrepresenting that these securities were highly liquid and safe investments for short term investing. On April 17, 2008, the trial court entered an order relieving the defendants of their obligation to move, answer or otherwise respond to the complaint until such time as the court may deem appropriate. Thereafter, plaintiff Oughtred joined plaintiffs in twelve other actions involving auction rate securities (in which the Company is not named as defendant) in filing a motion seeking to centralize all 13 actions in the Southern District of New York or in the alternative, the Northern District of California. By order filed October 9, 2008, a United States Judicial Panel on Multi-District Litigation denied plaintiffs’ motion to transfer. On December 18, 2008, plaintiffs filed their first amended class action complaint, and defendants filed their pending motion to dismiss plaintiffs’ amended complaint on February 5, 2009. Subsequently, plaintiff John Oughtred voluntarily dismissed his class action claims against defendants on March 12, 2009; as a result, Mr. Oughtred no longer is a party to this class action. The Company intends to vigorously defend itself against the claims raised in this action.

On October 11, 2006, a state class action entitled, “Nikki Greenberg, and all those similarly situated, plaintiffs, versus E*TRADE FINANCIAL Corporation, defendant” was filed in the Superior Court for the State of California, County of Los Angeles on behalf of all customers or consumers who allegedly made or received telephone calls from E*TRADE that were recorded without their knowledge or consent following a telephone call from plaintiff Greenberg to the Company’s Beverly Hills financial center on August 8, 2006, that was recorded during a brief period when the Company’s automated notice system was out of order. On February 7, 2008, class certification was granted and the class defined to consist of (1) all persons in California who received telephone calls from E*TRADE and whose calls were recorded without their consent within three years of October 11, 2006, and (2) all persons who made calls from California to the Beverly Hills financial center of the Company on August 8, 2006. In the interim, the Company has filed motions seeking to de-certify or further limit the defined class, and plaintiffs have filed competing motions seeking to expand it. On July 12, 2009, the court entered an order granting preliminary approval to the parties’ proposed settlement and set for hearing on October 16, 2009, the parties’ request for final approval. The hearing of the parties’ pending motions, formerly scheduled for March 6, 2009, has been taken off the calendar.

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

In the second quarter of 2009, the OTS advised the Company, and the Company agreed, that it was necessary to raise additional equity capital for E*TRADE Bank and reduce substantially the amount of the Company’s outstanding debt in order to withstand any further deterioration in current credit and market conditions. Pursuant to a memorandum of understanding the Company has entered into with the OTS, the OTS is requiring the Company to submit to the OTS and implement written plans to address these and related matters.

In March 2009, the Company’s subsidiary E*TRADE Capital Markets, LLC and 13 other current or former specialist firms on various regional exchanges finalized a settlement of SEC charges alleging that such firms executed proprietary orders in a given security prior to a customer order in the same security (a practice commonly known as “trading ahead”) during the period 1999-2005. E*TRADE Capital Markets, LLC was a specialist on the Chicago Stock Exchange during the period under review although it exited the specialist business in 2007. According to the SEC complaint, the majority of the alleged violations occurred between 1999 and 2002. As part of the settlement, E*TRADE Capital Markets, LLC consented to the entry of an injunction from future violations of Chicago Stock Exchange Article 9 Rule 17 and the payment of $28.3 million in disgorgement and a $5.7 million penalty, both of which had been reserved for in prior periods. E*TRADE Capital Markets, LLC also consented to findings that it violated section 17(a) of the Securities Exchange Act of 1934 and Rule 17a-3(a)(1) thereunder by failing to make or keep current an itemized record of all purchases and sales in its proprietary account. E*TRADE Capital Markets, LLC settled the SEC charges without admitting or denying the allegations of the complaint.

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

Loans

In 2008, the Company exited its direct retail lending business, which was the last remaining loan origination channel of the Company. In March 2009, the Company partnered with a third party company to provide access to real estate loans for our customers. This product is being offered as a convenience to the Company’s customers and is not one of its primary product offerings. The Company structured this arrangement to minimize the assumption of any of the typical risks commonly associated with mortgage lending. The third party company providing this product performs all processing and underwriting of these loans. Shortly after closing, the third party company purchases the loans from the Company and is responsible for the credit risk associated with these loans. As a result, the Company had $47.4 million in commitments to originate loans at June 30, 2009. The Company had $12.6 million in commitments to sell loans and no commitments to purchase loans at June 30, 2009.

Securities, Unused Lines of Credit and Certificates of Deposit

At June 30, 2009, the Company had commitments to purchase $1.0 billion and sell $0.8 billion in securities. In addition, the Company had approximately $1.5 billion of certificates of deposit scheduled to mature in less than one year and $2.2 billion of unfunded commitments to extend credit.

Guarantees

In prior periods when the Company sold loans, the Company provided guarantees to investors purchasing mortgage loans, which are considered standard representations and warranties within the mortgage industry. The primary guarantees are that: the mortgage and the mortgage note have been duly executed and each is the legal, valid and binding obligation of the Company, enforceable in accordance with its terms; the mortgage has been duly acknowledged and recorded and is valid; and the mortgage and the mortgage note are not subject to any right of rescission, set-off, counterclaim or defense, including, without limitation, the defense of usury, and no such right of rescission, set-off, counterclaim or defense has been asserted with respect thereto. The Company is responsible for the guarantees on loans sold. If these claims prove to be untrue, the investor can require the Company to repurchase the loan and return all loan purchase and servicing release premiums.

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

During the 30-year period prior to the redemption of the Floating Rate Cumulative Preferred Securities, ETBH guarantees the accrued and unpaid distributions on these securities, as well as the redemption price of the securities and certain costs that may be incurred in liquidating, terminating or dissolving the trusts (all of which would otherwise be payable by the trusts). At June 30, 2009, management estimated that the maximum potential liability under this arrangement is equal to approximately $436.9 million or the total face value of these securities plus dividends, which may be unpaid at the termination of the trust arrangement.

NOTE 14—SEGMENT INFORMATION

Beginning in the first quarter of 2009, the Company revised its segment financial reporting to reflect the manner in which its chief operating decision maker had begun assessing the Company’s performance and making resource allocation decisions. As a result, the Company now reports its operating results in two segments: 1) “Trading and Investing,” which includes the businesses that were formerly in the “Retail” segment and now includes the Company’s market making business, and 2) “Balance Sheet Management,” which includes the businesses from the former “Institutional” segment, other than the market-making business. The Company’s segment financial information from prior periods has been reclassified in accordance with the new segment financial reporting.

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

Financial information for the Company’s reportable segments is presented in the following tables (dollars in thousands):

	Three Months Ended June 30, 2009
	Trading and Investing	Balance Sheet Management	Eliminations(1)	Total
Revenue:
Operating interest income	$262,172	$425,844	$(202,498)	$485,518
Operating interest expense	(53,272)	(295,154)	202,498	(145,928)

Net operating interest income	208,900	130,690	—	339,590

Commission	154,063	—	—	154,063
Fees and service charges	45,010	2,924	—	47,934
Principal transactions	22,693	—	—	22,693
Gain (loss) on loans and securities, net	(38)	73,208	—	73,170
Other-than-temporary impairment	—	(199,764)	—	(199,764)
Less: noncredit portion of OTTI recognized in other comprehensive loss (before tax)	—	170,093	—	170,093

Net impairment	—	(29,671)	—	(29,671)
Other revenue	9,625	3,502	—	13,127

Total non-interest income	231,353	49,963	—	281,316

Total net revenue	440,253	180,653	—	620,906

Provision for loan losses	—	404,525	—	404,525
Operating expense:
Compensation and benefits	70,877	19,148	—	90,025
Clearing and servicing	22,161	21,911	—	44,072
Advertising and market development	24,983	3	—	24,986
Communications	20,908	94	—	21,002
Professional services	13,303	8,171	—	21,474
Occupancy and equipment	18,930	1,042	—	19,972
Depreciation and amortization	18,586	2,629	—	21,215
Amortization of other intangibles	7,434	—	—	7,434
Facility restructuring and other exit activities	3,864	583	—	4,447
Other	61,112	13,487	—	74,599

Total operating expense	262,158	67,068	—	329,226

Segment income (loss)	$178,095	$(290,940)	$—	$(112,845)

(1)	Reflects elimination of transactions between trading and investing and balance sheet management segments, which includes deposits and intercompany transfer pricing arrangements.

	Three Months Ended June 30, 2008
	Trading and Investing	Balance Sheet Management	Eliminations(1)	Total
Revenue:
Operating interest income	$404,280	$531,639	$(309,845)	$626,074
Operating interest expense	(183,385)	(409,770)	309,845	(283,310)

Net operating interest income	220,895	121,869	—	342,764

Commission	122,124	111	—	122,235
Fees and service charges	48,511	2,451	—	50,962
Principal transactions	18,392	—	—	18,392
Gain on loans and securities, net	18	1,428	—	1,446
Other-than-temporary impairment	—	(17,153)	—	(17,153)
Less: noncredit portion of OTTI recognized in other comprehensive loss (before tax)	—	—	—	—

Net impairment	—	(17,153)	—	(17,153)
Other revenue	10,310	3,394	(13)	13,691

Total non-interest income	199,355	(9,769)	(13)	189,573

Total net revenue	420,250	112,100	(13)	532,337

Provision for loan losses	—	319,121	—	319,121
Operating expense:
Compensation and benefits	79,274	16,808	—	96,082
Clearing and servicing	22,869	23,266	(13)	46,122
Advertising and market development	42,753	(16)	—	42,737
Communications	23,801	699	—	24,500
Professional services	15,560	10,189	—	25,749
Occupancy and equipment	20,660	1,038	—	21,698
Depreciation and amortization	16,465	3,920	—	20,385
Amortization of other intangibles	9,135	—	—	9,135
Facility restructuring and other exit activities	5,728	6,705	—	12,433
Other	13,817	5,885	—	19,702

Total operating expense	250,062	68,494	(13)	318,543

Segment income (loss)	$170,188	$(275,515)	$—	$(105,327)

(1)	Reflects elimination of transactions between trading and investing and balance sheet management segments, which includes deposits and intercompany transfer pricing arrangements.

	Six Months Ended June 30, 2009
	Trading and Investing	Balance Sheet Management	Eliminations(1)	Total
Revenue:
Operating interest income	$521,798	$870,136	$(419,779)	$972,155
Operating interest expense	(151,223)	(622,459)	419,779	(353,903)

Net operating interest income	370,575	247,677	—	618,252

Commission	279,689	—	—	279,689
Fees and service charges	90,065	4,584	—	94,649
Principal transactions	40,335	—	—	40,335
Gain (loss) on loans and securities, net	(60)	108,520	—	108,460
Other-than-temporary impairment	—	(218,547)	—	(218,547)
Less: noncredit portion of OTTI recognized in other comprehensive loss (before tax)	—	170,093	—	170,093

Net impairment	—	(48,454)	—	(48,454)
Other revenue	18,519	6,799	—	25,318

Total non-interest income	428,548	71,449	—	499,997

Total net revenue	799,123	319,126	—	1,118,249

Provision for loan losses	—	858,488	—	858,488
Operating expense:
Compensation and benefits	140,520	33,677	—	174,197
Clearing and servicing	42,937	43,806	—	86,743
Advertising and market development	68,569	8	—	68,577
Communications	42,370	193	—	42,563
Professional services	26,211	14,893	—	41,104
Occupancy and equipment	38,603	910	—	39,513
Depreciation and amortization	36,291	5,198	—	41,489
Amortization of other intangibles	14,870	—	—	14,870
Facility restructuring and other exit activities	3,777	558	—	4,335
Other	84,730	25,089	—	109,819

Total operating expense	498,878	124,332	—	623,210

Segment income (loss)	$300,245	$(663,694)	$—	$(363,449)

(1)	Reflects elimination of transactions between trading and investing and balance sheet management segments, which includes deposits and intercompany transfer pricing arrangements.

	Six Months Ended June 30, 2008
	Trading and Investing	Balance Sheet Management	Eliminations(1)	Total
Revenue:
Operating interest income	$820,964	$1,121,760	$(617,059)	$1,325,665
Operating interest expense	(392,763)	(880,826)	617,059	(656,530)

Net operating interest income	428,201	240,934	—	669,135

Commission	243,793	697	—	244,490
Fees and service charges	99,388	6,515	—	105,903
Principal transactions	38,768	114	—	38,882
Gain on loans and securities, net	16	19,465	—	19,481
Other-than-temporary impairment	—	(43,755)	—	(43,755)
Less: noncredit portion of OTTI recognized in other comprehensive loss (before tax)	—	—	—	—

Net impairment	—	(43,755)	—	(43,755)
Other revenue	20,063	7,261	(29)	27,295

Total non-interest income	402,028	(9,703)	(29)	392,296

Total net revenue	830,229	231,231	(29)	1,061,431

Provision for loan losses	—	552,992	—	552,992
Operating expense:
Compensation and benefits	170,206	49,004	—	219,210
Clearing and servicing	43,216	47,820	(29)	91,007
Advertising and market development	100,197	(12)	—	100,185
Communications	47,903	1,691	—	49,594
Professional services	30,412	18,982	—	49,394
Occupancy and equipment	40,300	1,896	—	42,196
Depreciation and amortization	33,375	8,663	—	42,038
Amortization of other intangibles	20,045	—	—	20,045
Facility restructuring and other exit activities	5,910	17,089	—	22,999
Other	44,454	(8,246)	—	36,208

Total operating expense	536,018	136,887	(29)	672,876

Segment income (loss)	$294,211	$(458,648)	$—	$(164,437)

(1)	Reflects elimination of transactions between trading and investing and balance sheet management segments, which includes deposits and intercompany transfer pricing arrangements.

Segment Assets

	Trading and Investing	Balance Sheet Management	Eliminations	Total
As of June 30, 2009	$8,492,106	$39,459,144	$—	$47,951,250
As of December 31, 2008	$7,748,725	$40,789,490	$—	$48,538,215

No single customer accounted for more than 10% of total net revenue for the three and six months ended June 30, 2009 and 2008.

NOTE 15—SUBSEQUENT EVENT

On July 1, 2009, the Company announced the results of the early tender period of the pending debt exchange offer. Approximately $1.3 billion and $429.6 million of the 12 1/2% Notes and 8% Notes, respectively, had been irrevocably tendered and accepted for exchange. The pending debt exchange offer is subject to shareholder and regulatory approval.

On August 4, 2009, the OTS approved Citadel’s application to amend its Rebuttal of Control Agreement pertaining to the Company. This approval satisfies the regulatory approval requirements for the pending debt exchange offer. Therefore, the pending debt exchange offer is now subject only to shareholder approval.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (“Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report, have concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

(b)	Our Chief Executive Officer and our Chief Financial Officer have evaluated the changes to the Company’s internal control over financial reporting that occurred during our last fiscal quarter ended June 30, 2009, as required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15, and have concluded that there were no such changes that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On October 27, 2000, a complaint was filed in the Superior Court for the State of California, County of Santa Clara, entitled, “Ajaxo, Inc., a Delaware corporation, Plaintiff, versus E*TRADE GROUP, INC., a Delaware corporation; and Everypath, Inc., a California corporation; and Does 1 through 50, inclusively, Defendants.” Through this complaint, Ajaxo sought damages and certain non-monetary relief for the Company’s alleged breach of a non-disclosure agreement with Ajaxo pertaining to certain wireless technology offered to the Company by Ajaxo as well as damages and other relief against both the Company and defendant Everypath, Inc., for their alleged misappropriation of Ajaxo’s trade secrets. Following a jury trial, a judgment was entered in 2003 in favor of Ajaxo against the Company for $1.3 million dollars for breach of the Ajaxo non-disclosure agreement. Although the jury also found in favor of Ajaxo on its misappropriation of trade secrets claim against the Company and defendant Everypath, the trial court subsequently denied Ajaxo’s requests for additional damages and relief on these claims. Thereafter, all parties appealed, and on December 21, 2005, the California Court of Appeal affirmed the above-described award against the Company for breach of the nondisclosure agreement but remanded the case to the trial court for the limited purpose of determining what, if any, additional damages Ajaxo may be entitled to as a result of the jury’s previous finding in favor of Ajaxo on its misappropriation of trade secrets claim against the Company and defendant Everypath. Following the foregoing ruling by the Court of Appeal, defendant Everypath ceased operations and made an assignment for the benefit of its creditors in January, 2006. As a result, defendant Everypath is no longer defending the case. Although the Company paid Ajaxo the full amount due on the judgment against it above, the case, consistent with the rulings issued by the Court of Appeal, was remanded back to the trial court, and on May 30, 2008, a jury returned a verdict in favor of E*TRADE denying all claims raised and demands for damages against the Company by Ajaxo. Following the trial court’s filing on September 5, 2008, of entry of judgment in favor of E*TRADE, Ajaxo filed post trial motions asking the trial court to grant a new trial and to vacate its September 5, 2008, entry of judgment in favor of the Company. By order dated November 4, 2008, the trial court denied these motions. On December 2, 2008, Ajaxo filed its notice of appeal with the Court of Appeal of the State of California for the Sixth District. By stipulation, Ajaxo filed its opening appellate brief on July 8, 2009, and the current due date for the Company to file its opposing brief is October 6, 2009. The Company will continue to vigorously defend itself and oppose Ajaxo’s appeal.

On October 2, 2007, a class action complaint alleging violations of the federal securities laws was filed in the United States District Court for the Southern District of New York against the Company and its then Chief Executive Officer and Chief Financial Officer entitled, “Larry Freudenberg, Individually and on Behalf of All Others Similarly Situated, Plaintiff, versus E*TRADE Financial Corporation, Mitchell H. Caplan and Robert J. Simmons, Defendants.” By order dated July 17, 2008, the trial court consolidated the Freudenberg action with four other purported class actions, all of which were filed in the United States District Court for the Southern

District of New York and which were based on the same facts and circumstances as the Freudenberg action. By the same July 17, 2008 order, the trial court appointed the “Kristen-Straxton Group” and Ira Newman co-lead plaintiffs and Brower Piven and Levi & Korsinski, respectively, as lead and co-lead plaintiffs’ counsel. Thereafter, on January 16, 2009, plaintiffs served their “Consolidated Amended Class Action Complaint for Violations of the Federal Securities Laws.” In their amended complaint, plaintiffs again name the Company’s former chief executive and financial officers as defendants as well as Dennis Webb, the Company’s former Capital Markets Division President. In their amended complaint, Plaintiffs allege causes of action for violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 against all defendants and violations of Section 20(a) of the Exchange Act against the individual defendants. In specific, plaintiffs contend, among other things, that the value of E*TRADE’s stock between April 19, 2006 and November 9, 2007 (the “class period”) was artificially inflated because defendants, among other things, issued materially false and misleading statements and failed to disclose that the Company was experiencing a rise in delinquency rates in its mortgage and home equity portfolios; failed to timely record an impairment on its mortgage and home equity portfolios; materially overvalued its securities portfolio, which included assets backed by mortgages; and based on the foregoing, lacked a reasonable basis for the positive statements it made about the Company’s earnings and prospects. Plaintiffs seek to recover damages in an amount to be proven at trial, including interest and attorneys’ fees and costs. By prior order of the court, defendants filed their motion to dismiss on April 2, 2009, and all parties are to complete briefing on defendants’ motion to dismiss by August 31, 2009. The Company intends to vigorously defend itself against these claims.

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

On April 2, 2008, a class action complaint alleging violations of the federal securities laws was filed in the United States District Court for the Southern District of New York against the Company entitled, “John W. Oughtred, Individually, and on Behalf of all Others Similarly Situated, Plaintiff, v. E*TRADE Financial

Corporation and E*TRADE Securities LLC, Defendants.” Plaintiff contends, among other things, that the E*TRADE defendants committed various sales practice violations in the sale of certain auction rate securities to investors between April 2, 2003, and February 13, 2008 (the “class period”) by allegedly misrepresenting that these securities were highly liquid and safe investments for short term investing. On April 17, 2008, the trial court entered an order relieving the defendants of their obligation to move, answer or otherwise respond to the complaint until such time as the court may deem appropriate. Thereafter, plaintiff Oughtred joined plaintiffs in twelve other actions involving auction rate securities (in which the Company is not named as defendant) in filing a motion seeking to centralize all 13 actions in the Southern District of New York or in the alternative, the Northern District of California. By order filed October 9, 2008, a United States Judicial Panel on Multi-District Litigation denied plaintiffs’ motion to transfer. On December 18, 2008, plaintiffs filed their first amended class action complaint, and defendants filed their pending motion to dismiss plaintiffs’ amended complaint on February 5, 2009. Subsequently, plaintiff John Oughtred voluntarily dismissed his class action claims against defendants on March 12, 2009; as a result, Mr. Oughtred no longer is a party to this class action. The Company intends to vigorously defend itself against the claims raised in this action.

On October 11, 2006, a state class action entitled, “Nikki Greenberg, and all those similarly situated, plaintiffs, versus E*TRADE FINANCIAL Corporation, defendant” was filed in the Superior Court for the State of California, County of Los Angeles on behalf of all customers or consumers who allegedly made or received telephone calls from E*TRADE that were recorded without their knowledge or consent following a telephone call from plaintiff Greenberg to the Company’s Beverly Hills financial center on August 8, 2006, that was recorded during a brief period when the Company’s automated notice system was out of order. On February 7, 2008, class certification was granted and the class defined to consist of (1) all persons in California who received telephone calls from E*TRADE and whose calls were recorded without their consent within three years of October 11, 2006, and (2) all persons who made calls from California to the Beverly Hills financial center of the Company on August 8, 2006. In the interim, the Company has filed motions seeking to de-certify or further limit the defined class, and plaintiffs have filed competing motions seeking to expand it. On July 12, 2009, the court entered an order granting preliminary approval to the parties’ proposed settlement and set for hearing on October 16, 2009, the parties’ request for final approval. The hearing of the parties’ pending motions, formerly scheduled for March 6, 2009, has been taken off the calendar.

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

In March 2009, the Company’s subsidiary E*TRADE Capital Markets, LLC and 13 other current or former specialist firms on various regional exchanges finalized a settlement of SEC charges alleging that such firms executed proprietary orders in a given security prior to a customer order in the same security (a practice commonly known as “trading ahead”) during the period 1999-2005. E*TRADE Capital Markets, LLC was a specialist on the Chicago Stock Exchange during the period under review although it exited the specialist business in 2007. According to the SEC complaint, the majority of the alleged violations occurred between 1999 and 2002. As part of the settlement, E*TRADE Capital Markets, LLC consented to the entry of an injunction from future violations of Chicago Stock Exchange Article 9 Rule 17 and the payment of $28.3 million in disgorgement and a $5.7 million penalty, both of which had been reserved for in prior periods. E*TRADE Capital Markets, LLC also consented to findings that it violated section 17(a) of the Securities Exchange Act of

1934 and Rule 17a-3(a)(1) thereunder by failing to make or keep current an itemized record of all purchases and sales in its proprietary account. E*TRADE Capital Markets, LLC settled the SEC charges without admitting or denying the allegations of the complaint.

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

The Company incorporates by reference the sections entitled “Risk Factors—Risks Related to an Investment in Our Company” and “Risk Factors—Risks Relating to the Nature and Operation of Our Business” from page S-8 through page S-14 and from page S-23 through page S-27 of the Prospectus Supplement dated July 2, 2009 into this report. In addition, the risk factor presented below should be considered in addition to the risks described above and all of the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

We could as a result of the debt exchange and the Public Equity Offering, or as a result of future transactions, experience an “ownership change” for tax purposes that could cause us to permanently lose a significant portion of our U.S. federal and state deferred tax assets.

The debt exchange and the Public Equity Offering could cause us to experience an “ownership change” as defined for U.S. federal income tax purposes (which is generally a greater than 50 percentage point increase by certain “5% shareholders” over a rolling three year period). Even if these transactions do not cause us to experience an “ownership change,” these transactions materially increase the risk that we could experience an “ownership change” in the future. As a result, issuances or sales of common stock or other securities in the future (including common stock issued on conversion of the convertible debentures issued pursuant to the debt exchange and any debt-for-equity exchanges), or certain other direct or indirect changes in ownership, could result in an “ownership change” under Section 382 of the Internal Revenue Code of 1986, as amended.

In the event an “ownership change” were to occur, we could realize a permanent loss of a significant portion of our U.S. federal and state deferred tax assets and lose certain built-in losses that have not been recognized for tax purposes. The amount of the permanent loss would depend on the size of the annual limitation (which is in part a function of our market capitalization at the time of an “ownership change”) and the remaining carryforward period (U.S. federal net operating losses generally may be carried forward for a period of 20 years).

If an “ownership change” had occurred on August 6, 2009, we estimate we would have permanently lost the ability to realize up to $0.8 billion of our net deferred tax asset. The resulting loss would have a material adverse effect on our results of operations and financial condition. This could also decrease E*TRADE Bank’s regulatory capital. We do not believe, however, that any such decrease in regulatory capital would be material because, among other things, only a small portion of the federal deferred tax asset is currently included in E*TRADE Bank’s regulatory capital.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 22, 2009, the Company commenced an offer to exchange all of its 8% Senior Notes due 2011 and $1.3 billion principal amount of its 12 1/2% Springing Lien Notes due 2017 for an equal principal amount for newly issued Convertible Debentures due 2019, which will not bear interest (whether in cash or in-kind) and for which the principal amount will not increase over time in lieu of interest. The Convertible Debentures due 2019 will be designated either as Class A Debentures, with a conversion price of $1.034, or Class B Debentures, with a conversion price of $1.551. The Convertible Debentures due 2019 will be issued under the exemption provided by Section 3(a)(9) of the Securities Act upon completion of the debt exchange. The pending debt exchange offer and the issuance of Convertible Debentures due 2019 are subject to approval by shareholders at a special meeting of shareholders scheduled for August 19, 2009 and regulatory approval.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders was held on May 28, 2009. There was no solicitation in opposition to the nominees proposed to be elected in the Proxy Statement. Michael K. Parks, Lewis E. Randall, Joseph L. Sclafani, and Stephen H. Willard were elected as Class III directors, as tabulated below:

Director	For	Against	Abstain
Michael K. Parks	437,739,272	37,194,542	4,787,201
Lewis E. Randall	438,422,445	36,583,708	4,714,863
Joseph L. Sclafani	445,964,959	28,942,431	4,813,626
Stephen H. Willard	444,726,440	30,367,310	4,627,267

The Class I directors whose terms of office continued after the annual meeting were Robert A. Druskin, Frederick W. Kanner, Donald H. Layton and C. Cathleen Raffaeli. The Class II directors whose terms of office continued after the annual meeting were Ronald D. Fisher, George A. Hayter and Donna L. Weaver.

The proposal to increase the shares authorized to the Company’s 2005 Equity Incentive Plan by 30 million shares and to re-approve performance criteria stated in the plan was approved, as tabulated below:

For	Against	Abstain	Total
189,268,345	23,879,059	1,759,128	214,906,532

The proposal to ratify the selection of Deloitte & Touche LLP as independent registered public accountants for the Company for fiscal year 2009 was approved, as tabulated below:

For	Against	Abstain	Total
464,138,379	11,500,951	4,081,688	479,721,018

The stockholder proposal to amend the Executive Bonus Program as applied to senior executives that was rejected, as tabulated below:

For	Against	Abstain	Total
46,888,852	162,645,810	5,371,868	214,906,530

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

*31.1	Certification—Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification—Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification—Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 6, 2009

E*TRADE Financial Corporation (Registrant)
By	/s/ DONALD H. LAYTON
Donald H. Layton Chairman & Chief Executive Officer

By	/s/ BRUCE P. NOLOP
Bruce P. Nolop Chief Financial Officer (Principal Financial and Accounting Officer)