Form 10-Q
period 2009-09-30
E TRADE FINANCIAL CORP
filed 2009-11-04
CIK 1015780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

As of November 2, 2009, there were 1,865,498,830 shares of common stock outstanding.

E*TRADE FINANCIAL CORPORATION

FORM 10-Q QUARTERLY REPORT

For the Quarter Ended September 30, 2009

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

OVERVIEW

Strategy

Our core business is our trading and investing customer franchise. Our strategy is designed to profitably grow this business by focusing on several key factors. These key factors include development of innovative online brokerage products and services, a concerted effort to deliver superior customer service, creative and cost-effective marketing and sales, and expense discipline. In addition, we have and continue to invest significantly for long-term growth so that we remain competitive among the largest online brokers. We believe our focus on these key factors will lead to continued growth in our core business.

In addition to focusing on our customer franchise, our strategy includes an intense focus on addressing the balance sheet issues caused by the mortgage crisis. We are focused primarily on improving our capital structure as well as mitigating the credit losses inherent in our loan portfolio. We believe the recapitalization transactions executed in the second and third quarters of 2009 significantly improve our capital structure and better position the Company for future growth in the online brokerage business.

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

Management monitors a number of metrics in evaluating the Company’s performance. The most significant of these are shown in the table and discussed in the text below:

	As of or For the Three Months Ended September 30,		Variance	As of or For the Nine Months Ended September 30,		Variance
	2009	2008	2009 vs. 2008	2009	2008	2009 vs. 2008
Customer Activity Metrics:
Daily average revenue trades	196,413	183,691	7%	204,143	178,814	14%
Average commission per trade	$11.50	$11.10	4%	$11.05	$11.07	(0)%
End of period brokerage accounts	2,729,137	2,520,102	8%	2,729,137	2,520,102	8%
Customer assets (dollars in billions)	$148.7	$142.2	5%	$148.7	$142.2	5%
Net new customer assets (dollars in billions)(1)	$(0.2)	$0.8	*	$4.2	$2.0	*
Brokerage related cash (dollars in billions)	$20.3	$17.7	15%	$20.3	$17.7	15%
Other customer cash and deposits (dollars in billions)	14.2	15.7	(10)%	14.2	15.7	(10)%

Customer cash and deposits (dollars in billions)	$34.5	$33.4	3%	$34.5	$33.4	3%

Company Financial Metrics:
Corporate cash (dollars in millions)	$501.1	$665.6	(25)%	$501.1	$665.6	(25)%
E*TRADE Bank excess risk-based capital (dollars in millions)	$985.4	$523.9	88%	$985.4	$523.9	88%
Allowance for loan losses (dollars in millions)	$1,214.5	$874.2	39%	$1,214.5	$874.2	39%
Allowance for loan losses as a % of nonperforming loans	82.37%	109.45%	(27.08)%	82.37%	109.45%	(27.08)%
Enterprise net interest spread (basis points)	282	263	7%	269	261	3%
Enterprise interest-earning assets (average in billions)	$44.3	$46.6	(5)%	$44.7	$47.7	(6)%

*	Percentage not meaningful
(1)	For the nine months ended September 30, 2008, net new customer assets were $2.9 billion excluding the sale of Retirement Advisors of America (“RAA”).

Customer Activity Metrics

•	Daily average revenue trades (“DARTs”) are the predominant driver of commissions revenue from our customers.

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

•	Customer cash and deposits, particularly our brokerage related cash, are an indicator of a deepening engagement with our customers and are a key driver of net operating interest income.

Company Financial Metrics

•	Corporate cash is an indicator of the liquidity at the parent company. It is also a source of cash that can be deployed in our regulated subsidiaries.

•

E*TRADE Bank excess risk-based capital is the excess capital that E*TRADE Bank has compared to the regulatory minimum well-capitalized threshold and is an indicator of E*TRADE Bank’s ability to absorb future loan losses.

•

Allowance for loan losses is an estimate of the losses inherent in our loan portfolio as of the balance sheet date and is typically equal to the expected charge-offs in our loan portfolio over the next twelve months as well as the estimated charge-offs, including economic concessions to borrowers, over the estimated remaining life of loans modified in troubled debt restructurings.

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

Significant Events in the Third Quarter of 2009

Completion of Our Previously Announced $1.7 Billion Debt Exchange

•

We obtained shareholder approval for and completed an offer to exchange $1.7 billion aggregate principal amount of our corporate debt, including $1.3 billion principal amount of our 12 1/2% springing lien notes due 2017 (“12 1/2% Notes”) and $0.4 billion principal amount of our 8% Senior Notes due 2011 (“8% Notes”), for an equal principal amount of newly-issued non-interest-bearing convertible debentures (“Debt Exchange”);

•

As a result of the Debt Exchange, we reduced our annual corporate interest payments from approximately $360 million to approximately $160 million and eliminated any substantial debt maturities until 2013; and

•

The completion of the Debt Exchange resulted in a pre-tax non-cash charge of $968.3 million ($772.9 million after tax) and an increase of $707.5 million to additional paid-in capital. The net effect of the exchange to shareholders’ equity was a reduction of $65.4 million. For further details regarding this charge, see Note 1—Organization, Basis of Presentation and Summary of Significant Accounting Policies and Note 9—Corporate Debt of Item 1. Consolidated Financial Statements (Unaudited).

Conversions of the Newly-Issued Convertible Debentures into Equity

•	The newly-issued non-interest-bearing convertible debentures are convertible into shares of our common stock at any time at the election of the holder; and

•	As of September 30, 2009, $592.3 million principal amount, or 34%, of the convertible debentures had been converted into 572.2 million shares of our common stock(1).

Launched and Completed an At the Market Common Stock Offering

•

We raised $150 million in gross proceeds ($147 million in net proceeds) from our common stock offering that was launched and completed in September 2009 (the “At the Market Offering”) in which a total of 80.2 million shares of common stock were issued; and

•	The completion of the At the Market Offering brings our total cash equity raised during the second and third quarters of 2009 to $765 million of gross proceeds ($733.2 million in net proceeds).

Summary Financial Results

Income Statement Highlights for the Three and Nine Months Ended September 30, 2009 (dollars in millions, except per share amounts)

	Three Months Ended September 30,		Variance	Nine Months Ended September 30,		Variance
	2009	2008	2009 vs. 2008	2009	2008	2009 vs. 2008
Net operating interest income	$321.4	$324.8	(1)%	$939.6	$993.9	(5)%
Commissions	$144.5	$129.5	12%	$424.2	$374.0	13%
Fees and service charges	$50.4	$49.6	2%	$145.0	$155.5	(7)%
Principal transactions	$24.9	$20.7	20%	$65.2	$59.5	10%
Gains (losses) on loans and securities, net	$42.0	$(141.9)	*	$150.4	$(122.4)	*
Net impairment	$(19.2)	$(17.9)	*	$(67.7)	$(61.6)	*
Other revenues	$11.4	$13.0	(12)%	$36.7	$40.3	(9)%
Total net revenue	$575.3	$377.7	52%	$1,693.6	$1,439.2	18%
Provision for loan losses	$347.2	$517.8	(33)%	$1,205.7	$1,070.8	13%
Total operating expense	$301.7	$295.9	2%	$924.9	$968.8	(5)%
Operating margin	$(73.6)	$(436.0)	*	$(437.1)	$(600.4)	*

Net loss from continuing operations	$(831.7)	$(320.8)	*	$(1,207.6)	$(533.2)	*
Less: net loss on the Debt Exchange	(772.9)	—	*	(772.9)	—	*

Net loss from continuing operations excluding the Debt Exchange(2)	$(58.8)	$(320.8)	*	$(434.7)	$(533.2)	*

Diluted net loss per share from continuing operations	$(0.66)	$(0.60)	*	$(1.45)	$(1.07)	*
Less: diluted net loss per share on the Debt Exchange	(0.61)	—	*	(0.93)	—	*

Diluted net loss per share from continuing operations excluding the Debt Exchange(2)	$(0.05)	$(0.60)	*	$(0.52)	$(1.07)	*

*	Percentage not meaningful
(1)	As of October 26, 2009, a total of $688.2 million of the convertible debentures had been converted into 664.9 million shares of common equity.
(2)

Net loss excluding the non-cash charge on the Debt Exchange represents net loss plus the non-cash charge on the Debt Exchange, net of tax and is a non-GAAP measure. Loss per share excluding the non-cash charge on the Debt Exchange represents net loss plus the non-cash charge on the Debt Exchange, net of tax, divided by diluted shares and is a non-GAAP measure. Management believes that excluding the non-cash charge associated with the Debt Exchange from net loss and loss per share provides a useful additional measure of the Company’s ongoing operating performance because the charge is not directly related to our performance and is non-recurring. The reconciliation of these non-GAAP measures is provided in the table above.

During the third quarter of 2009, our brokerage business continued to perform very well, increasing the level of income generated in the trading and investing segment as well as achieving record levels of brokerage accounts. This strong performance was more than offset by the provision for loan losses reported in our balance sheet management segment. Although we expect our provision for loan losses to continue at historically high levels in future periods, the level of provision for loan losses in the third quarter of 2009 represents the fourth consecutive quarter in which the provision for loan losses has declined when compared to the prior quarter. While we cannot state with certainty that this trend will continue, we believe it is a positive indicator that our loan portfolio may be stabilizing.

We also continued to make significant progress during the third quarter of 2009 on our comprehensive plan to strengthen the Company’s capital structure. We obtained shareholder approval for and completed an offer to exchange $1.7 billion aggregate principal amount of our corporate debt, including $1.3 billion principal amount of the 12 1/2% Notes and $0.4 billion principal amount of the 8% Notes, for an equal principal amount of newly-issued non-interest-bearing convertible debentures. The Debt Exchange resulted in a $968.3 million pre-tax non-cash loss on extinguishment of debt and an increase to additional paid-in capital of $707.5 million during the third quarter of 2009. The net effect of the Debt Exchange to shareholders’ equity was a reduction of $65.4 million(1). As a result of the completion of this exchange, we reduced our annual corporate interest payments from approximately $360 million to approximately $160 million and eliminated any substantial debt maturities until 2013.

In addition to the Debt Exchange, we successfully raised an additional $147.0 million in net proceeds from our At the Market Offering. The completion of this offering brings our total cash equity raised during the second and third quarters of 2009 to $765 million of gross proceeds (net proceeds of $733.2 million).

Balance Sheet Highlights (dollars in millions)

	September 30, 2009	December 31, 2008	Variance
			2009 vs. 2008
Total assets	$48,487.0	$48,538.2	(0)%
Less: Goodwill and other intangibles, net	(2,316.2)	(2,324.5)	(0)%
Add: Deferred tax liability related to goodwill	158.1	127.7	24%

Tangible assets(2)	$46,328.9	$46,341.4	(0)%

Loans, net	$20,260.0	$24,451.9	(17)%
Corporate debt(3)
Interest-bearing	$1,537.0	$3,150.4	(51)%
Non-interest-bearing	$1,149.6	$—	*
Shareholders’ equity	$3,645.9	$2,591.5	41%
Less: Goodwill and other intangibles, net	(2,316.2)	(2,324.5)	(0)%
Add: Deferred tax liability related to goodwill	158.1	127.7	24%

Tangible common equity(4)	$1,487.8	$394.7	277%

Tangible common equity to tangible assets(5)	3.21%	0.85%	2.36%

*	Percentage not meaningful
(1)

For further details regarding the loss on extinguishment of debt, see “Earnings Overview” in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Note 1—Organization, Basis of Presentation and Summary of Significant Accounting Policies and Note 9—Corporate Debt of Item 1. Consolidated Financial Statements (Unaudited).

(2)

Tangible assets is calculated as total assets less goodwill, net of related deferred tax liability and intangible assets and is a non-GAAP measure. Management believes that tangible assets is a measure of the Company’s capital strength and is additional useful information that supplements the regulatory capital ratios of E*TRADE Bank.

(3)	The corporate debt balances represent the amount of principal outstanding.
(4)

Tangible common equity is calculated as shareholders’ equity less goodwill, net of related deferred tax liability and intangible assets and is a non-GAAP measure. Management believes that tangible common equity is a measure of the Company’s capital strength and is additional useful information that supplements the regulatory capital ratios of E*TRADE Bank.

(5)

Tangible common equity to tangible assets is calculated as shareholders’ equity less goodwill, net of related deferred tax liability and intangible assets divided by total assets less goodwill, net of related deferred tax liability and intangible assets and is a non-GAAP measure. Management believes that tangible common equity to tangible assets is a measure of the Company’s capital strength and is additional useful information that supplements the regulatory capital ratios of E*TRADE Bank.

During the third quarter of 2009, we exchanged $1.7 billion principal amount of our interest-bearing debt for an equal principal amount of non-interest-bearing convertible debentures. Subsequent to the Debt Exchange, $592.3 million debentures were converted into 572.2 million shares of common stock during the quarter ended September 30, 2009. The considerable increase in tangible common equity during the period was a result of the common stock issued in connection with our equity offerings and the debt conversions that occurred in the third quarter of 2009.

EARNINGS OVERVIEW

We incurred a net loss of $831.7 million and $1.2 billion for the three and nine months ended September 30, 2009, respectively. The net loss for the three and nine months ended September 30, 2009 was due principally to the Debt Exchange that resulted in a non-cash loss of $772.9 million (pre-tax loss of $968.3 million) on early extinguishment of debt during the third quarter of 2009. Our brokerage business continued to perform very well, resulting in trading and investing segment income of $202.5 million and $502.8 million for the three and nine months ended September 30, 2009, respectively. However, the provision for loan losses in our balance sheet management segment more than offset this strong performance, resulting in an overall segment loss of $276.1 million and $939.8 million for the three and nine months ended September 30, 2009, respectively.

On April 1, 2009, we adopted the amended guidance for the recognition of other-than-temporary impairment (“OTTI”) for debt securities as well as the presentation of OTTI on the consolidated financial statements. As a result of the adoption, we recognized a $20.2 million after-tax increase to beginning retained earnings and a corresponding offset in accumulated other comprehensive loss on our consolidated balance sheet. This adjustment represents the after-tax difference between the impairment reported in prior periods for securities on our balance sheet as of April 1, 2009 and the level of impairment that would have been recorded on these same securities under the new accounting guidance. Additionally, in accordance with the new guidance, we changed the presentation of the consolidated statement of loss to state “Net impairment” as a separate line item, as well as the credit and noncredit components of net impairment. Prior to this new presentation, OTTI was included in the “Gains (losses) on loans and securities, net” line item on the consolidated statement of loss.

During the third quarter of 2009, we added a new operating expense line item to the consolidated statement of loss for Federal Deposit Insurance Corporation (“FDIC”) insurance premiums. During the nine months ended September 30, 2009, these expenses increased to a level at which we believe a separate line item on the consolidated statement of loss is appropriate. FDIC insurance premium expenses were previously presented in the “Other operating expenses” line item.

We report corporate interest income and corporate interest expense separately from operating interest income and operating interest expense. We believe reporting these two items separately provides a clearer picture of the financial performance of our operations than would a presentation that combined these two items. Our operating interest income and operating interest expense is generated from the operations of the Company. Our corporate debt, which is the primary source of our corporate interest expense, has been issued primarily in connection with our transaction with Citadel Investment Group LLC and its affiliates (“Citadel”) in 2007 and past acquisitions, such as Harrisdirect and BrownCo.

Similarly, we report gains (losses) on sales of investments, net separately from gains (losses) on loans and securities, net. We believe reporting these two items separately provides a clearer picture of the financial performance of our operations than would a presentation that combined these two items. Gains (losses) on loans and securities, net are the result of activities in our operations, namely our balance sheet management segment. Gains (losses) on sales of investments, net relate to historical equity investments of the Company at the corporate level and are not related to the ongoing business of our operating subsidiaries.

The following sections describe in detail the changes in key operating factors and other changes and events that have affected our consolidated revenue, provision for loan losses, operating expense, other income (expense) and income tax benefit.

Revenue

The components of net revenue and the resulting variances are as follows (dollars in thousands):

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
			2009 vs. 2008				2009 vs. 2008
	2009	2008	Amount	%	2009	2008	Amount	%
Revenue:
Net operating interest income	$321,378	$324,774	$(3,396)	(1)%	$939,630	$993,909	$(54,279)	(5)%
Commissions	144,533	129,513	15,020	12%	424,222	374,003	50,219	13%
Fees and service charges	50,373	49,612	761	2%	145,022	155,515	(10,493)	(7)%
Principal transactions	24,888	20,664	4,224	20%	65,223	59,546	5,677	10%
Gains (losses) on loans and securities, net	41,979	(141,915)	183,894	*	150,439	(122,434)	272,873	*
Net impairment	(19,229)	(17,884)	(1,345)	*	(67,683)	(61,639)	(6,044)	*
Other revenues	11,405	12,968	(1,563)	(12)%	36,723	40,263	(3,540)	(9)%

Total non-interest income	253,949	52,958	200,991	380%	753,946	445,254	308,692	69%

Total net revenue	$575,327	$377,732	$197,595	52%	$1,693,576	$1,439,163	$254,413	18%

*	Percentage not meaningful

Total net revenue increased 52% to $575.3 million and 18% to $1.7 billion for the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008. This was driven by our gains (losses) on loans and securities, net, which increased from net losses of $141.9 million to net gains of $42.0 million and from net losses of $122.4 million to net gains of $150.4 million for the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008. Commission revenue also increased 12% to $144.5 million and 13% to $424.2 million for the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008.

Net Operating Interest Income

Net operating interest income decreased 1% to $321.4 million and 5% to $939.6 million for the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008. Net operating interest income is earned primarily through holding credit balances, which include margin, real estate and consumer loans, and by holding customer cash and deposits, which are a low cost source of funding. The slight decrease in net operating interest income was due primarily to a decrease in our average interest earning assets of $2.3 billion and $3.0 billion for the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008, which was mostly offset by a decrease in the yields paid on our deposits for both the three and nine months ended September 30, 2009.

The following table presents enterprise average balance sheet data and enterprise income and expense data for our operations, as well as the related net interest spread, yields and rates and has been prepared on the basis required by the SEC’s Industry Guide 3, “Statistical Disclosure by Bank Holding Companies” (dollars in thousands):

	Three Months Ended September 30,
	2009			2008
	Average Balance	Operating Interest Inc./Exp.	Average Yield/ Cost	Average Balance	Operating Interest Inc./Exp.	Average Yield/ Cost

Enterprise interest-earning assets:
Loans(1)	$22,527,378	$276,846	4.92%	$26,928,190	$379,195	5.63%
Margin receivables	3,197,894	37,832	4.69%	6,420,090	72,291	4.48%
Available-for-sale mortgage-backed securities	9,584,503	99,518	4.15%	9,494,421	108,511	4.57%
Available-for-sale investment securities	761,969	6,078	3.19%	131,332	2,140	6.52%
Trading securities	14,870	680	18.30%	272,677	3,211	4.71%
Cash and cash equivalents(2)	7,511,328	4,894	0.26%	2,630,478	17,850	2.70%
Stock borrow and other	689,693	11,085	6.38%	741,127	14,531	7.80%

Total enterprise interest-earning assets	44,287,635	436,933	3.94%	46,618,315	597,729	5.12%

Non-operating interest-earning assets(3)	3,941,934			4,694,410

Total assets	$48,229,569			$51,312,725

Enterprise interest-bearing liabilities:
Retail deposits	$26,329,314	35,487	0.53%	$26,151,874	136,148	2.07%
Brokered certificates of deposit	138,513	1,833	5.25%	883,289	10,984	4.95%
Customer payables	5,070,584	2,127	0.17%	4,368,391	7,444	0.68%
Repurchase agreements and other borrowings	6,901,475	48,527	2.75%	7,581,472	71,648	3.70%
Federal Home Loan Bank (“FHLB”) advances	2,559,578	30,150	4.61%	4,166,643	50,062	4.70%
Stock loan and other	571,406	517	0.36%	1,055,662	2,848	1.07%

Total enterprise interest-bearing liabilities	41,570,870	118,641	1.12%	44,207,331	279,134	2.49%

Non-operating interest-bearing liabilities(4)	3,637,656			4,550,263

Total liabilities	45,208,526			48,757,594
Total shareholders’ equity	3,021,043			2,555,131

Total liabilities and shareholders’ equity	$48,229,569			$51,312,725

Excess of enterprise interest-earning assets over enterprise interest-bearing liabilities/Enterprise net interest income/Spread	$2,716,765	$318,292	2.82%	$2,410,984	$318,595	2.63%

Enterprise net interest margin (net yield on enterprise interest-earning assets)			2.87%			2.73%
Ratio of enterprise interest-earning assets to enterprise interest-bearing liabilities			106.54%			105.45%
Return on average:
Total assets			(6.90)%			(0.39)%
Total shareholders’ equity			(110.12)%			(7.90)%
Average equity to average total assets			6.26%			4.98%

Reconciliation from enterprise net interest income to net operating interest income (dollars in thousands):

	Three Months Ended September 30,
	2009	2008
Enterprise net interest income(5)	$318,292	$318,595
Taxable equivalent interest adjustment	(333)	(1,526)
Customer cash held by third parties and other(6)	3,419	7,705

Net operating interest income	$321,378	$324,774

(1)

Loans represent the gross loan balances including premium/discount but excluding the allowance for loan losses. Nonaccrual loans are included in the respective average loan balances. Income on such nonaccrual loans is recognized on a cash basis.

(2)	Includes segregated cash and investment balances.
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

(5)

Enterprise net interest income is taxable equivalent basis net operating interest income excluding corporate interest income and corporate interest expense and interest earned on customer cash held by third parties. Management believes this non-GAAP measure is useful to analysts and investors as it is a measure of the net interest income generated by our operations.

(6)

Includes interest earned on average customer assets of $3.0 billion and $3.3 billion for the three months ended September 30, 2009 and 2008, respectively, held by parties outside E*TRADE Financial, including third party money market funds and sweep deposit accounts at unaffiliated financial institutions.

	Nine Months Ended September 30,
	2009			2008
	Average Balance	Operating Interest Inc./Exp.	Average Yield/ Cost	Average Balance	Operating Interest Inc./Exp.	Average Yield/ Cost

Enterprise interest-earning assets:
Loans(1)	$23,824,135	$882,683	4.94%	$28,354,314	$1,232,872	5.80%
Margin receivables	2,907,877	96,181	4.42%	6,633,365	238,610	4.80%
Available-for-sale mortgage-backed securities	10,845,173	352,790	4.34%	9,141,068	317,170	4.63%
Available-for-sale investment securities	382,902	11,374	3.96%	144,550	7,123	6.57%
Trading securities	24,590	1,851	10.04%	457,320	23,070	6.73%
Cash and cash equivalents(2)	6,092,829	15,354	0.34%	2,155,474	49,460	3.07%
Stock borrow and other	654,323	40,804	8.34%	814,133	46,698	7.66%

Total enterprise interest-earning assets	44,731,829	1,401,037	4.18%	47,700,224	1,915,003	5.35%

Non-operating interest-earning assets(3)	3,850,848			5,218,220

Total assets	$48,582,677			$52,918,444

Enterprise interest-bearing liabilities:
Retail deposits	$26,588,811	179,557	0.90%	$25,871,958	445,210	2.30%
Brokered certificates of deposit	214,926	8,293	5.16%	1,081,185	40,337	4.98%
Customer payables	4,455,148	7,027	0.21%	4,422,244	25,303	0.76%
Repurchase agreements and other borrowings	7,303,376	170,209	3.07%	7,678,211	235,212	4.02%
FHLB advances	3,101,768	105,506	4.49%	4,920,804	172,473	4.61%
Stock loan and other	499,183	1,893	0.51%	1,291,261	16,742	1.73%

Total enterprise interest-bearing liabilities	42,163,212	472,485	1.49%	45,265,663	935,277	2.74%

Non-operating interest-bearing liabilities(4)	3,689,948			4,937,795

Total liabilities	45,853,160			50,203,458
Total shareholders’ equity	2,729,517			2,714,986

Total liabilities and shareholders’ equity	$48,582,677			$52,918,444

Excess of enterprise interest-earning assets over enterprise interest-bearing liabilities/Enterprise net interest income/Spread	$2,568,617	$928,552	2.69%	$2,434,561	$979,726	2.61%

Enterprise net interest margin (net yield on enterprise interest-earning assets)			2.77%			2.74%
Ratio of enterprise interest-earning assets to enterprise interest-bearing liabilities			106.09%			105.38%
Return on average:
Total assets			(3.31)%			(0.60)%
Total shareholders’ equity			(58.99)%			(11.60)%
Average equity to average total assets			5.62%			5.13%

Reconciliation from enterprise net interest income to net operating interest income (dollars in thousands):

	Nine Months Ended September 30,
	2009	2008
Enterprise net interest income(5)	$928,552	$979,726
Taxable equivalent interest adjustment	(1,763)	(8,429)
Customer cash held by third parties and other(6)	12,841	22,612

Net operating interest income	$939,630	$993,909

(1)

Loans represent the gross loan balances including premium/discount but excluding the allowance for loan losses. Nonaccrual loans are included in the respective average loan balances. Income on such nonaccrual loans is recognized on a cash basis.

(2)	Includes segregated cash and investment balances.
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

(5)

Enterprise net interest income is taxable equivalent basis net operating interest income excluding corporate interest income and corporate interest expense and interest earned on customer cash held by third parties. Management believes this non-GAAP measure is useful to analysts and investors as it is a measure of the net interest income generated by our operations.

(6)

Includes interest earned on average customer assets of $2.9 billion and $3.3 billion for the nine months ended September 30, 2009 and 2008, respectively, held by parties outside E*TRADE Financial, including third party money market funds and sweep deposit accounts at unaffiliated financial institutions.

Average enterprise interest-earning assets decreased 5% to $44.3 billion and 6% to $44.7 billion for the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008. This decrease was primarily a result of the decrease in our loans, net portfolio and our margin receivables, partially offset by an increase in cash and equivalents. Average loans, net decreased 16% to $22.5 billion and 16% to $23.8 billion for the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008. For the foreseeable future, we plan to allow our loan portfolio to pay down. Average margin receivables decreased 50% to $3.2 billion and 56% to $2.9 billion for the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008. We believe this decrease was due to customers deleveraging and reducing their risk exposure given the substantial volatility in the financial markets. These decreases were offset by an increase in average cash and cash equivalents. Average cash and cash equivalents increased 186% to $7.5 billion and 183% to $6.1 billion for the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008.

Average enterprise interest-bearing liabilities decreased 6% to $41.6 billion and 7% to $42.2 billion for the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008. The decrease in average enterprise interest-bearing liabilities was primarily due to a decrease in FHLB advances, brokered certificates of deposit and stock loan and other. Average FHLB advances decreased 39% to $2.6 billion and 37% to $3.1 billion for the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008. Brokered certificates of deposit decreased 84% to $0.1 billion and 80% to $0.2 billion for the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008. Average stock loan and other decreased 46% to $0.6 billion and 61% to $0.5 billion for the three and nine months ended September 30, 2009, compared to the same periods in 2008. While our average retail deposits increased by $0.2 billion and $0.7 billion for the three and nine months ended September 30, 2009, respectively, when compared to the same periods in 2008, we expect the non-sweep deposit balances to decrease over the remainder of 2009.

Enterprise net interest spread increased by 19 basis points to 2.82% and 8 basis points to 2.69% for the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008. This increase was largely driven by a decrease in the yields paid on our deposits and lower wholesale borrowing costs, partially offset by a decrease in higher yielding enterprise interest-earning assets.

Commissions

Commissions revenue increased 12% to $144.5 million and 13% to $424.2 million for the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008. The main factors that affect our commissions revenue are DARTs, average commission per trade and the number of trading days during the period. Average commission per trade is impacted by both trade types and the mix between our domestic and international businesses. Each business has a different pricing structure, unique to its customer base and local market practices and, as a result, a change in the relative number of executed trades in these businesses impacts average commission per trade. Each business also has different trade types (e.g. equities, options, fixed income, exchange-traded funds, contract for difference and mutual funds) that can have different commission rates. Accordingly, changes in the mix of trade types within either of these businesses may impact average commission per trade.

DARTs increased 7% to 196,413 and 14% to 204,143 for the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008. Our U.S. DART volume increased 8% and 16% for the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008, driven entirely by organic growth. Option-related DARTs as a percentage of our total U.S. DARTs represented 12% and 16% of U.S. trading volume for the nine months ended September 30, 2009 and 2008, respectively. Exchange-traded funds-related DARTs as a percentage of our total U.S. DARTs represented 14% and 9% of U.S. trading volume for the nine months ended September 30, 2009 and 2008, respectively.

Average commission per trade increased 4% to $11.50 and decreased slightly to $11.05 for the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008. The increase in the average commission per trade for the third quarter was due primarily to the product and customer mix when compared to same period in 2008. The slight decrease in the average commission per trade for the nine months ended September 30, 2009, was primarily a function of international product mix and the impact of foreign currency exchange as a result of the strengthening U.S. dollar, partially offset by an improvement in domestic product and customer mix, compared to the same period in 2008.

Fees and Service Charges

Fees and service charges increased 2% to $50.4 million and decreased 7% to $145.0 million for the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008. The increase in the third quarter of 2009 was primarily due to an increase in order flow revenue which was partially offset by a decrease in account service fees, compared to the same period in 2008. For the nine months ended September 30, 2009, the decline was driven by a decrease in account service fee and advisory management fee revenue, which was partially offset by an increase in order flow revenue, compared to the same period in 2008. The decrease in advisory management fees was primarily due to our sale of RAA in the second quarter of 2008. Declines in foreign currency margin revenue, fixed income product revenue and mutual fund fees also contributed to the decrease in fees and service charges.

Principal Transactions

Principal transactions increased 20% to $24.9 million and 10% to $65.2 million for the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008. Our principal transactions revenue is influenced by overall trading volumes, the number of stocks for which we act as a market-maker, the trading volumes of those specific stocks and the performance of our proprietary trading activities. The increase in principal transactions revenue was driven by an increase in the volume of equity shares that were traded, which was partially offset by a decrease in our average revenue earned per share traded for the three and nine months ended September 30, 2009, respectively.

Gains (Losses) on Loans and Securities, Net

Gains (losses) on loans and securities, net were gains of $42.0 million and $150.4 million for the three and nine months ended September 30, 2009, respectively, as shown in the following table (dollars in thousands):

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
			2009 vs. 2008				2009 vs. 2008
	2009	2008	Amount	%	2009	2008	Amount	%
Losses on sales of loans, net	$(12,629)	$—	$(12,629)	*	$(12,552)	$(783)	$(11,769)	*
Gains on securities and other investments, net	48,303	5,489	42,814	780%	157,133	17,966	139,167	775%
Gains (losses) on trading securities, net	6,174	(147,777)	153,951	*	5,336	(142,508)	147,844	*
Hedge ineffectiveness	131	373	(242)	(65)%	522	2,891	(2,369)	(82)%

Gains (losses) on securities, net	54,608	(141,915)	196,523	*	162,991	(121,651)	284,642	*

Gains (losses) on loans and securities, net	$41,979	$(141,915)	$183,894	*	$150,439	$(122,434)	$272,873	*

*	Percentage not meaningful

The gains on loans and securities, net for the three and nine months ended September 30, 2009, were due primarily to gains on the sale of certain agency mortgage-backed securities, which were partially offset by net losses on the sales of loans. The losses on the sales of loans were due to the sale of a $0.4 billion pool of home equity loans during the three months ended September 30, 2009. We purchased this particular pool of loans from the originator of the loans in a prior period. This same originator, who continued to service the loans subsequent to our purchase, made an unsolicited offer to repurchase the loans back from us at a price of 98% of the balance of the loan portfolio and we accepted this offer. We believe transactions of this nature are rare and are unlikely to occur again in future periods. The losses on loans and securities, net during the three and nine months ended September 30, 2008 were due to losses on our preferred stock in Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”).

Net Impairment

In accordance with the OTTI accounting guidance that became effective in the second quarter of 2009, we changed the presentation of the consolidated statement of loss to state “Net impairment” as a separate line item, as well as the credit and noncredit components of net impairment. Prior to this new presentation, OTTI was included in the “Gains (losses) on loans and securities, net” line item on the consolidated statement of loss.

We recognized $19.2 million and $67.7 million of net impairment during the three and nine months ended September 30, 2009, respectively, on certain securities in our non-agency collateralized mortgage obligation (“CMO”) portfolio due to continued deterioration in the expected credit performance of the underlying loans in the securities. The net impairment included gross OTTI of $9.3 million and $227.8 million for the three and nine months ended September 30, 2009. For the three months ended September 30, 2009, net impairment included $9.9 million of previously recognized noncredit OTTI that was reclassified from accumulated other comprehensive loss into earnings. Of the $227.8 million of gross OTTI for the nine months ended September 30, 2009, $160.2 million related to the noncredit portion of OTTI, which was recorded through other comprehensive income (loss).

We had net impairment of $17.9 million and $61.6 million for the three and nine months ended September 30, 2008, which represented the total decline in the fair value of impaired securities in accordance with the OTTI accounting guidance that was in effect prior to April 1, 2009.

Other Revenues

Other revenues decreased 12% to $11.4 million and 9% to $36.7 million for the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008. The decrease in other revenue was driven by lower software consulting fees from our Corporate Services business.

Provision for Loan Losses

Provision for loan losses decreased $170.6 million to $347.2 million and increased $134.9 million to $1.2 billion for the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008. The provision for loan losses for the three and nine months ended September 30, 2009 was due primarily to the high levels of delinquent loans in our one- to four-family and home equity loan portfolios. We believe the delinquencies in both of these portfolios were caused by several factors, including: home price depreciation in key markets; growing inventories of unsold homes; rising foreclosure rates; significant contraction in the availability of credit; and a general decline in economic growth. In addition, the combined impact of home price depreciation and the reduction of available credit made it increasingly difficult for borrowers to refinance existing loans. Although we expect these factors will cause the provision for loan losses to continue at historically high levels in future periods, the level of provision for loan losses in the third quarter of 2009 represents the fourth consecutive quarter in which the provision for loan losses has declined when compared to the prior quarter. While we cannot state with certainty that this trend will continue, we believe it is a positive indicator that our loan portfolio may be stabilizing.

Operating Expense

The components of operating expense and the resulting variances are as follows (dollars in thousands):

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
			2009 vs. 2008				2009 vs. 2008
	2009	2008	Amount	%	2009	2008	Amount	%
Operating expense:
Compensation and benefits	$97,984	$83,644	$14,340	17%	$272,181	$302,854	$(30,673)	(10)%
Clearing and servicing	43,245	46,105	(2,860)	(6)%	129,988	137,112	(7,124)	(5)%
Advertising and market development	19,438	30,381	(10,943)	(36)%	88,015	130,566	(42,551)	(33)%
FDIC insurance premiums	19,993	7,721	12,272	159%	74,834	24,172	50,662	210%
Communications	20,502	23,029	(2,527)	(11)%	63,065	72,623	(9,558)	(13)%
Professional services	20,592	16,862	3,730	22%	61,696	66,256	(4,560)	(7)%
Occupancy and equipment	19,569	20,470	(901)	(4)%	59,082	62,666	(3,584)	(6)%
Depreciation and amortization	21,149	20,569	580	3%	62,638	62,607	31	0%
Amortization of other intangibles	7,433	7,937	(504)	(6)%	22,303	27,982	(5,679)	(20)%
Facility restructuring and other exit activities	2,497	5,526	(3,029)	(55)%	6,832	28,525	(21,693)	(76)%
Other operating expenses	29,312	33,646	(4,334)	(13)%	84,290	53,403	30,887	58%

Total operating expense	$301,714	$295,890	$5,824	2%	$924,924	$968,766	$(43,842)	(5)%

Operating expense increased 2% to $301.7 million and decreased 5% to $924.9 million for the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008. The fluctuation was driven by an increase in variable compensation and FDIC insurance premiums during the three months ended September 30, 2009, compared to the three months ended September 30, 2008. The decrease during the nine months ended September 30, 2009, was driven by a decrease in compensation and benefits and advertising and market development, partially offset by an increase in FDIC insurance premiums, compared to the nine months ended September 30, 2008.

Compensation and Benefits

Compensation and benefits increased 17% to $98.0 million and decreased 10% to $272.2 million for the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008. The increase for the three months ended September 30, 2009 was due to an increase in variable compensation as a result of our strong trading and investing segment results, compared to the three months ended September 30, 2008. The decrease for the nine months ended September 30, 2009 resulted primarily from lower salary expense due to a reduction in our employee base compared to the nine months ended September 30, 2008.

Advertising and Market Development

Advertising and market development expense decreased 36% to $19.4 million and 33% to $88.0 million for the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008. This decrease was due to higher expense in the first half of 2008 that was aimed at restoring customer confidence as well as an overall decline in advertising rates in the three and nine months ended September 30, 2009.

FDIC Insurance Premiums

FDIC insurance premiums increased 159% to $20.0 million and 210% to $74.8 million for the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008. The increase was primarily due to an increase in the ongoing FDIC insurance rates as well as an industry wide special assessment of $21.6 million in the second quarter of 2009.

Other Operating Expenses

Other operating expenses decreased 13% to $29.3 million and increased 58% to $84.3 million for the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008. The decrease during the three months ended September 30, 2009, was primarily due to a decrease in our fraud related expenses, compared to the same period in 2008. The increase for the nine months ended September 30, 2009, was primarily due to a $23.7 million gain on the sale of our corporate aircraft related assets during the nine months ended September 30, 2008, which reduced other operating expenses during that period.

Other Income (Expense)

Other income (expense) increased to an expense of $1.1 billion and $1.3 billion for the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008, as shown in the following table (dollars in thousands):

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
			2009 vs. 2008				2009 vs. 2008
	2009	2008	Amount	%	2009	2008	Amount	%
Other income (expense):
Corporate interest income	$192	$1,387	$(1,195)	(86)%	$793	$5,619	$(4,826)	(86)%
Corporate interest expense	(69,035)	(88,772)	19,737	(22)%	(242,791)	(274,262)	31,471	(11)%
Gains (losses) on sales of investments, net	—	(213)	213	*	(2,025)	307	(2,332)	*
Loss on the Debt Exchange	(968,254)	—	(968,254)	*	(968,254)	—	(968,254)	*
Gains (losses) on extinguishment of FHLB advances and other	(37,239)	—	(37,239)	*	(50,594)	10,084	(60,678)	*

Gains (losses) on early extinguishment of debt	(1,005,493)	—	(1,005,493)	*	(1,018,848)	10,084	(1,028,932)	*
Equity in income (loss) of investments and venture funds	(3,404)	21,965	(25,369)	*	(6,972)	25,070	(32,042)	*

Total other income (expense)	$(1,077,740)	$(65,633)	$(1,012,107)	*	$(1,269,843)	$(233,182)	$(1,036,661)	*

*	Percentage not meaningful

Total other income (expense) for the three and nine months ended September 30, 2009 decreased significantly as a result of the $968.3 million pre-tax non-cash loss on the early extinguishment of debt related to our Debt Exchange. The loss on the Debt Exchange resulted from the de-recognition of the debt that was exchanged and the corresponding recognition of the newly-issued non-interest-bearing convertible debentures at fair value. The loss was composed of two main components: 1) the difference between the fair value of the newly-issued convertible debentures and the face amount of the exchanged debt, which resulted in a $725.0 million premium on the new debt; and 2) the realization of the $243.3 million discount on the debt that was exchanged. The fair value(1) of the newly-issued convertible debentures was greater than the face amount of the debt that was exchanged primarily due to the significant increase in our stock price from June 22, 2009, the date on which the conversion price was established, to August 25, 2009, the date on which the Debt Exchange was consummated. The time delay was due to the required shareholder approval prior to the consummation of the Debt Exchange, which occurred at a special meeting on August 19, 2009. This component of the loss did not significantly impact our shareholders’ equity as it was substantially offset by a simultaneous increase in additional paid-in capital(2). The remaining $243.3 million component of the loss represented an acceleration of

(1)	For further details on the calculation of the fair value of the non-interest-bearing convertible debentures, see Note 3—Fair Value Disclosures of Item 1. Consolidated Financial Statements (Unaudited).
(2)	For further details on the accounting for the Debt Exchange see, Note 1—Organization, Basis of Presentation and Summary of Significant Accounting Policies of Item 1. Consolidated Financial Statements (Unaudited).

the interest expense that otherwise would have been recorded in future periods. Prior to the consummation of the Debt Exchange, this discount was being accreted into interest expense over the life of the exchanged debt under the effective interest method.

Total other income (expense) also consists of corporate interest expense resulting from our interest-bearing corporate debt. Corporate interest expense decreased 22% to $69.0 million and 11% to $242.8 million for the three and nine months ended September 30, 2009, respectively, primarily due to the reduction in interest-bearing debt in connection with our Debt Exchange. Based on our remaining balance of interest-bearing debt subsequent to the Debt Exchange, we estimate that our annual corporate interest payments in future periods will be approximately $160 million on an annual basis, which is approximately $200 million lower than our estimated annual corporate interest payments prior to the Debt Exchange.

Income Tax Benefit

Income tax benefit was $319.7 million and $499.3 million during the three and nine months ended September 30, 2009, respectively, compared to $180.8 million and $300.4 million, respectively, for the same periods in 2008. Our effective tax rates were (27.8)% and (36.0)% for the three months ended September 30, 2009 and 2008, respectively, and (29.3)% and (36.0)% for the nine months ended September 30, 2009 and 2008, respectively. We expect our overall 2009 effective tax rate to be in the range of 33% to 35%.

Debt Exchange

The effective tax rate on the Debt Exchange of 20% was below our statutory federal tax rate of 35%. This was primarily due to certain components of the loss on the Debt Exchange not being deductible for tax purposes, which are summarized in the following table (dollars in thousands):

	Three Months Ended September 30, 2009
	Amount of Loss	Tax Rate	Tax Benefit
Deductible portion of the loss on the Debt Exchange	$722,952	35%	$253,033
Non-deductible portion of the loss on the Debt Exchange	245,302	—%	—
Prior period interest expense on the 12 1/2% Notes not deductible as a result of the Debt Exchange	N/A	N/A	(57,687)

Total	$968,254	20%	$195,346

Tax Ownership Change

During the third quarter of 2009, we exchanged $1.7 billion principal amount of our interest-bearing debt for an equal principal amount of non-interest-bearing convertible debentures. Subsequent to the Debt Exchange, $592.3 million debentures were converted into 572.2 million shares of common stock during the quarter ended September 30, 2009. As a result of these conversions, we believe we experienced a tax ownership change during the third quarter of 2009.

As of September 30, 2009, we have federal net operating losses (“NOLs”) available to carry forward of approximately $1.6 billion. Section 382 of the Internal Revenue Code of 1986, as amended, imposes restrictions on the use of a corporation’s NOLs, certain recognized built-in losses and other carryovers after an “ownership change” occurs. Section 382 rules governing when a change in ownership occurs are complex and subject to interpretation; however, an ownership change generally occurs when there has been a cumulative change in the stock ownership of a corporation by certain “5% shareholders” of more than 50 percentage points over a rolling three-year period.

Section 382 imposes an annual limitation on the amount of post-ownership change taxable income a corporation may offset with pre-ownership change NOLs. In general, the annual limitation is determined by multiplying the value of the corporation’s stock immediately before the ownership change (subject to certain adjustments) by the applicable long-term tax-exempt rate. Any unused portion of the annual limitation is available for use in future years until such NOLs are scheduled to expire (in general, our NOLs may be carried forward 20 years). In addition, the limitation may, under certain circumstances, be decreased by built-in losses which may be present with respect to assets held at the time of the ownership change that are recognized in the five-year period (one-year for loans) after the ownership change. The use of NOLs arising after the date of an ownership change would not be affected unless a corporation experienced an additional ownership change in a future period.

We believe the tax ownership change will extend the period of time it will take to fully utilize our pre-ownership change NOLs, but will not limit the total amount of pre-ownership change NOLs we can utilize. Our preliminary estimate is that we will be subject to an overall annual limitation on the use of our pre-ownership change NOLs of approximately $111 million; however, this amount is subject to change in future periods as we finalize the tax change of control analysis. Since the statutory carry forward period for our overall pre-ownership change NOLs, which are approximately $1.6 billion, is 20 years (the majority of which expire in 19 years), we believe we will be able to fully utilize these NOLs in future periods.

Our ability to utilize the pre-ownership change NOLs is dependent on our ability to generate sufficient taxable income over the duration of the carry forward periods and will not be impacted by our ability or inability to generate taxable income in an individual year.

Valuation Allowance

During the three and nine months ended September 30, 2009, we did not provide for a valuation allowance against our federal deferred tax assets. We are required to establish a valuation allowance for deferred tax assets and record a charge to income if we determine, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized. If we did conclude that a valuation allowance was required, the resulting loss would have a material adverse effect on our results of operations and financial condition.

We did not establish a valuation allowance against our federal deferred tax assets as of September 30, 2009 as we believe that it is more likely than not that all of these assets will be realized. Our evaluation focused on identifying significant, objective evidence that we will be able to realize our deferred tax assets in the future. We reviewed the estimated future taxable income for our trading and investing and balance sheet management segments separately and determined that our net operating losses in 2007 and 2008 were due solely to the credit losses in our balance sheet management segment. We believe these losses were caused by the crisis in the residential real estate and credit markets which significantly impacted our asset-backed securities and home equity loan portfolios in 2007 and continued to generate credit losses in 2008. We estimate that these credit losses will continue in future periods; however, we ceased purchasing asset-backed securities and home equity loans which we believe are the root cause of the majority of these losses. Therefore, while we do expect credit losses to continue in future periods, we do expect these amounts to decline when compared to our credit losses in 2007 and 2008. Our trading and investing segment generated substantial book taxable income for each of the last six years and we estimate that it will continue to generate taxable income in future periods at a level sufficient to generate taxable income for the Company as a whole. We consider this to be significant, objective evidence that we will be able to realize our deferred tax assets in the future.

A key component of our evaluation of the need for a valuation allowance was our level of corporate interest expense, which represents our most significant non-segment related expense. Our estimates of future taxable income included this expense, which reduces the amount of segment income available to utilize our federal deferred tax assets. Therefore, a decrease in this expense in future periods would increase the level of estimated taxable income available to utilize our federal deferred tax assets. As a result of the Debt Exchange, we reduced our annual cash interest payments from approximately $360 million to $160 million. We believe this decline in cash interest payments significantly improves our ability to utilize our federal deferred tax assets in future periods when compared to evaluations in prior periods which did not include this decline in corporate interest payments.

Our analysis of the need for a valuation allowance recognizes that we are in a cumulative book taxable loss position as of the three-year period ended December 31, 2008 and the three and nine months ended September 30, 2009, which is considered significant and objective evidence that we may not be able to realize some portion of our deferred tax assets in the future. However, we believe we are able to rely on our forecasts of future taxable income and overcome the uncertainty created by the cumulative loss position.

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

SEGMENT RESULTS REVIEW

Beginning in the first quarter of 2009, we revised our segment financial reporting to reflect the manner in which our chief operating decision maker had begun assessing the Company’s performance and making resource allocation decisions. As a result, we now report our operating results in two segments: 1) “Trading and Investing,” which includes the businesses that were formerly in the “Retail” segment and now includes our market-making business; and 2) “Balance Sheet Management,” which includes the businesses from the former “Institutional” segment, other than the market-making business. Our segment financial information from prior periods has been reclassified in accordance with the new segment financial reporting.

Trading and Investing

The following table summarizes trading and investing financial and key metrics as of and for the three and nine months ended September 30, 2009 and 2008 (dollars in thousands, except for key metrics):

	As of and For the Three Months Ended September 30,		Variance		As of and For the Nine Months Ended September 30,		Variance
			2009 vs. 2008				2009 vs. 2008
	2009	2008	Amount	%	2009	2008	Amount	%
Trading and investing segment income:
Net operating interest income	$206,762	$217,173	$(10,411)	(5)%	$577,337	$645,374	$(68,037)	(11)%
Commissions	144,533	129,459	15,074	12%	424,222	373,252	50,970	14%
Fees and service charges	49,723	47,908	1,815	4%	139,788	147,296	(7,508)	(5)%
Principal transactions	24,888	20,694	4,194	20%	65,223	59,462	5,761	10%
Losses on loans and securities, net	—	(37)	37	*	(60)	(21)	(39)	186%
Other revenues	8,466	9,316	(850)	(9)%	26,985	29,379	(2,394)	(8)%

Net segment revenue	434,372	424,513	9,859	2%	1,233,495	1,254,742	(21,247)	(2)%
Total segment expense	231,840	248,264	(16,424)	(7)%	730,718	784,282	(53,564)	(7)%

Total trading and investing segment income	$202,532	$176,249	$26,283	15%	$502,777	$470,460	$32,317	7%

Key Metrics:
DARTs	196,413	183,691	12,722	7%	204,143	178,814	25,329	14%
Average commission per trade	$11.50	$11.10	$0.40	4%	$11.05	$11.07	$(0.02)	(0)%
End of period brokerage accounts	2,729,137	2,520,102	209,035	8%	2,729,137	2,520,102	209,035	8%
Customer assets (dollars in billions)	$148.7	$142.2	$6.5	5%	$148.7	$142.2	$6.5	5%
Net new customer assets (dollars in billions)(1)	$(0.2)	$0.8	*	*	$4.2	$2.0	*	*
Brokerage related cash (dollars in billions)	$20.3	$17.7	$2.6	15%	$20.3	$17.7	$2.6	15%
Other customer cash and deposits (dollars in billions)	14.2	15.7	(1.5)	(10)%	14.2	15.7	(1.5)	(10)%

Customer cash and deposits (dollars in billions)	$34.5	$33.4	$1.1	3%	$34.5	$33.4	$1.1	3%

*	Not meaningful
(1)	For the nine months ended September 30, 2008, net new customer assets were $2.9 billion excluding the sale of RAA.

Our trading and investing segment generates revenue from brokerage and banking relationships with investors and from market-making activities. This segment generates six main sources of revenue: net operating interest income; commissions; fees and service charges; principal transactions; gains (losses) on loans and securities, net; and other revenues. Other revenues include results from our stock plan administration products and services, as we ultimately service customers through these corporate relationships.

Our brokerage business continued to perform very well during the third quarter of 2009, resulting in an increase in the level of income generated in the trading and investing segment as well as achieving record levels of brokerage accounts. Trading and investing segment income increased 15% to $202.5 million and 7% to $502.8 million for the three and nine months ended September 30, 2009, respectively, compared to the same periods in

2008. Trading activity was strong during the third quarter of 2009 resulting in total DARTs of 196,413 and an average commission per trade of $11.50. We also continued to generate new brokerage accounts, ending the quarter with a record 2.7 million accounts. Our brokerage related cash, which is one of our most profitable sources of funding, increased by $2.6 billion when compared to the third quarter of 2008. We believe these metrics are indicators of a brokerage business that is able to compete effectively in a volatile environment and we believe we are positioned for continued growth in our trading and investing segment.

Trading and investing net operating interest income decreased 5% to $206.8 million and 11% to $577.3 million for the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008. This decrease was driven primarily by a decrease in the balance of our margin receivables during the comparable periods, which was partially offset by a decrease in yields paid on our deposits.

Trading and investing commissions revenue increased 12% to $144.5 million and 14% to $424.2 million for the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008. The increase in commissions revenue was primarily the result of an increase in DARTs of 7% to 196,413 and 14% to 204,143 for the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008.

Trading and investing principal transactions revenue increased 20% to $24.9 million and 10% to $65.2 million for the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008. Our principal transactions revenue is influenced by overall trading volumes, the number of stocks for which we act as a market-maker, the trading volumes of those specific stocks and the performance of our proprietary trading activities. The increase in principal transactions revenue was driven by an increase in the volume of equity shares that were traded, which was partially offset by a decrease in our average revenue earned per share traded for the three and nine months ended September 30, 2009, respectively.

Trading and investing segment expense decreased 7% to $231.8 million and $730.7 million for the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008. The decrease for the three and nine months ended September 30, 2009 related primarily to a decrease in advertising and market development expense and a decrease in bad debt expense, which were offset by an increase in FDIC insurance premiums. Additionally, there was a decrease in compensation and benefits expense which also contributed to the decrease in trading and investing segment expense for the nine months ended September 30, 2009. The decrease was due to lower salary expense as a result of a reduction in our employee base.

As of September 30, 2009, we had approximately 2.7 million active brokerage accounts, 1.0 million stock plan accounts and 0.8 million active banking accounts. For the three months ended September 30, 2009 and 2008, our brokerage products contributed 62% and 64%, respectively, and our banking products, which include sweep products, contributed 28% and 26%, respectively, of total trading and investing net revenue. For the nine months ended September 30, 2009 and 2008, our brokerage products contributed 64% for both periods, and our banking products contributed 27% and 26%, respectively, of total trading and investing net revenue. All other products contributed less than 10% of total trading and investing net revenue for the three and nine months ended September 30, 2009 and 2008.

Balance Sheet Management

The following table summarizes balance sheet management financial and key metrics as of and for the three and nine months ended September 30, 2009 and 2008 (dollars in thousands, except for key metrics):

	As of and For the Three Months Ended September 30,		Variance		As of and For the Nine Months Ended September 30,		Variance
			2009 vs. 2008				2009 vs. 2008
	2009	2008	Amount	%	2009	2008	Amount	%
Balance sheet management segment loss:
Net operating interest income	$114,616	$107,601	$7,015	7%	$362,293	$348,535	$13,758	4%
Commissions	—	54	(54)	*	—	751	(751)	*
Fees and service charges	650	1,704	(1,054)	(62)%	5,234	8,219	(2,985)	(36)%
Principal transactions	—	(30)	30	*	—	84	(84)	*
Gains (losses) on loans and securities, net	41,979	(141,878)	183,857	*	150,499	(122,413)	272,912	*
Net impairment	(19,229)	(17,884)	(1,345)	(8)%	(67,683)	(61,639)	(6,044)	10%
Other revenues	2,939	3,665	(726)	(20)%	9,738	10,926	(1,188)	(11)%

Net segment revenue	140,955	(46,768)	187,723	*	460,081	184,463	275,618	149%
Provision for loan losses	347,222	517,800	(170,578)	(33)%	1,205,710	1,070,792	134,918	13%
Total segment expense	69,874	47,639	22,235	47%	194,206	184,526	9,680	5%

Total balance sheet management segment loss	$(276,141)	$(612,207)	$336,066	(55)%	$(939,835)	$(1,070,855)	$131,020	(12)%

Key Metrics:
Allowance for loan losses (dollars in millions)	$1,214.5	$874.2	$340.3	39%	$1,214.5	$874.2	$340.3	39%
Allowance for loan losses as a % of nonperforming loans	82.37%	109.45%	*	(27.08)%	82.37%	109.45%	*	(27.08)%

*	Percentage not meaningful

Our balance sheet management segment generates revenue from managing loans previously originated or purchased from third parties, and leveraging these loans and customer cash and deposit relationships to generate additional net operating interest income.

The balance sheet management segment reported a loss of $276.1 million and $939.8 million for the three and nine months ended September 30, 2009, respectively. We believe the losses in this segment are the result of the high levels of delinquent loans in our one- to four-family and home equity loan portfolios, which in turn resulted in provision for loan losses of $347.2 million and $1.2 billion for the three and nine months ended September 30, 2009, respectively.

Net operating interest income increased 7% to $114.6 million and 4% to $362.3 million for the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008. This increase was due to the increase in enterprise net interest spread of 19 basis points to 2.82% and 8 basis points to 2.69% for the three and nine months ended September 30, 2009, compared to the same periods in 2008.

Gains (losses) on loans and securities, net were gains of $42.0 million and $150.5 million for the three and nine months ended September 30, 2009, respectively, compared to losses of $141.9 million and $122.4 million for the same periods in 2008. The increase was due primarily to gains on the sale of certain agency mortgage-backed securities, which were partially offset by net losses on the sales of loans during the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008. The losses on the sales of loans were due to the sale of a $0.4 billion pool of home equity loans during the three months ended September 30, 2009. We purchased this particular pool of loans from the originator of the loans in a prior period. This same originator, who continued to service the loans subsequent to our purchase, made an unsolicited offer to repurchase the loans back from us at a price of 98% of the balance of the loan portfolio and we accepted this offer. We believe transactions of this nature are rare and are unlikely to occur again in future periods. The losses on loans and securities, net during the three and nine months ended September 30, 2008 were due to losses on our preferred stock in Fannie Mae and Freddie Mac.

We recognized $19.2 million and $67.7 million of net impairment during the three and nine months ended September 30, 2009, respectively, on certain securities in our non-agency CMO portfolio due to continued deterioration in the expected credit performance of the underlying loans in the securities. The net impairment included gross OTTI of $9.3 million and $227.8 million for the three and nine months ended September 30, 2009. For the three months ended September 30, 2009, net impairment included $9.9 million of previously recognized noncredit OTTI that was reclassified from accumulated other comprehensive loss into earnings. Of the $227.8 million of gross OTTI for the nine months ended September 30, 2009, $160.2 million related to the noncredit portion of OTTI, which was recorded through other comprehensive income (loss). We had net impairment of $17.9 million and $61.6 million for the three and nine months ended September 30, 2008, which represented the total decline in the fair value of impaired securities in accordance with the OTTI accounting guidance that was in effect prior to April 1, 2009.

Provision for loan losses decreased $170.6 million to $347.2 million and increased $134.9 million to $1.2 billion for the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008. The provision for loan losses for the three and nine months ended September 30, 2009 was due primarily to the high levels of delinquent loans in our one- to four-family and home equity loan portfolios. We believe the delinquencies in both of these portfolios were caused by several factors, including: home price depreciation in key markets; growing inventories of unsold homes; rising foreclosure rates; significant contraction in the availability of credit; and a general decline in economic growth. In addition, the combined impact of home price depreciation and the reduction of available credit made it increasingly difficult for borrowers to refinance existing loans. Although we expect these factors will cause the provision for loan losses to continue at historically high levels in future periods, the level of provision for loan losses in the third quarter of 2009 represents the fourth consecutive quarter in which the provision for loan losses has declined when compared to the prior quarter. While we cannot state with certainty that this trend will continue, we believe it is a positive indicator that our loan portfolio may be stabilizing.

Total balance sheet management segment expense increased 47% to $69.9 million and 5% to $194.2 million for the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008. The increase for the three months ended September 30, 2009 was due primarily to higher corporate expenses and higher expense related to real estate owned (“REO”) and other repossessed assets. The increase in corporate expenses, the majority of which are allocated to the balance sheet management segment, was due primarily to an increase in variable compensation when compared to the same period in prior year. The slight increase for the nine months ended September 30, 2009 was due primarily to an increase in expenses related to corporate expenses and REO and other repossessed assets, partially offset by lower facility restructuring expense in the balance sheet management segment.

BALANCE SHEET OVERVIEW

The following table sets forth the significant components of our consolidated balance sheet (dollars in thousands):

	September 30, 2009	December 31, 2008	Variance
			2009 vs. 2008
			Amount	%
Assets:
Cash(1)	$7,526,449	$4,995,447	$2,531,002	51%
Trading securities	40,883	55,481	(14,598)	(26)%
Available-for-sale mortgage-backed and investment securities	11,509,690	10,806,094	703,596	7%
Margin receivables	3,435,428	2,791,168	644,260	23%
Loans, net	20,259,974	24,451,852	(4,191,878)	(17)%
Investment in FHLB stock	183,863	200,892	(17,029)	(8)%
Other assets(2)	5,530,689	5,237,281	293,408	6%

Total assets	$48,486,976	$48,538,215	$(51,239)	(0)%

Liabilities and shareholders’ equity:
Deposits	$26,368,402	$26,136,246	$232,156	1%
Wholesale borrowings(3)	9,225,699	11,735,056	(2,509,357)	(21)%
Customer payables	5,270,722	3,753,332	1,517,390	40%
Corporate debt	2,532,232	2,750,532	(218,300)	(8)%
Accounts payable, accrued and other liabilities	1,444,049	1,571,553	(127,504)	(8)%

Total liabilities	44,841,104	45,946,719	(1,105,615)	(2)%
Shareholders’ equity	3,645,872	2,591,496	1,054,376	41%

Total liabilities and shareholders’ equity	$48,486,976	$48,538,215	$(51,239)	(0)%

(1)	Includes balance sheet line items cash and equivalents and cash and investments required to be segregated under federal or other regulations.
(2)	Includes balance sheet line items property and equipment, net, goodwill, other intangibles, net and other assets.
(3)	Includes balance sheet line items securities sold under agreements to repurchase and other borrowings.

The slight decrease in total assets was attributable primarily to a decrease of $4.2 billion in loans, net, offset by increases of $2.5 billion in cash, $0.7 billion in available-for-sale mortgage-backed and investment securities and $0.6 billion in margin receivables. The decrease in loans, net was due to our strategy of reducing balance sheet risk by allowing our loan portfolio to pay down, which we plan to do for the foreseeable future. The increase in cash was primarily related to our high levels of customer deposits, particularly our non-sweep deposits. For further details on cash, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources).

The decrease in total liabilities was attributable primarily to the decrease of $2.5 billion in wholesale borrowings, which was partially offset by an increase of $1.5 billion in customer payables. The decrease in wholesale borrowings was a result of paying down our FHLB advances and securities sold under agreements to repurchase. Customer payables increased due to higher trading activity and net new brokerage customer acquisition.

The increase in shareholders’ equity was related to the issuance of 620.9 million shares of common stock related to our common stock offerings and the completion of our Debt Exchange along with the subsequent conversions of the newly-issued convertible debentures into 572.2 million shares of common stock as of September 30, 2009.

Available-for-Sale Mortgage-Backed and Investment Securities

Available-for-sale securities are summarized as follows (dollars in thousands):

	September 30, 2009	December 31, 2008	Variance
			2009 vs. 2008
			Amount	%
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$7,792,390	$10,110,813	$(2,318,423)	(23)%
Non-agency CMOs and other	475,089	602,376	(127,287)	(21)%

Total residential mortgage-backed securities	8,267,479	10,713,189	(2,445,710)	(23)%
Investment securities	3,242,211	92,905	3,149,306	3390%

Total available-for-sale securities	$11,509,690	$10,806,094	$703,596	7%

Available-for-sale securities represented 24% and 22% of total assets at September 30, 2009 and December 31, 2008, respectively. Total available-for-sale securities increased 7% to $11.5 billion at September 30, 2009 when compared to December 31, 2008, due primarily to the purchase of agency debentures, which increased investment securities to $3.2 billion. This increase was partially offset by the sale of certain agency mortgage-backed securities and CMOs. During the third quarter of 2009, we decided to reduce our interest rate risk exposure in our available-for-sale securities portfolio. We accomplished this objective by reducing our position in mortgage-backed securities and increasing our position in agency debentures, which have a lower sensitivity to changes in interest rates when compared to mortgage-backed securities.

Loans, Net

Loans, net are summarized as follows (dollars in thousands):

	September 30, 2009	December 31, 2008	Variance
			2009 vs. 2008
			Amount	%
Loans held-for-sale	$6,290	$—	$6,290	*
One- to four-family	11,177,177	12,979,844	(1,802,667)	(14)%
Home equity	8,156,365	10,017,183	(1,860,818)	(19)%
Consumer and other loans:
Recreational vehicle	1,347,647	1,570,116	(222,469)	(14)%
Marine	366,516	424,595	(58,079)	(14)%
Commercial	152,407	214,084	(61,677)	(29)%
Other	83,268	89,875	(6,607)	(7)%
Unamortized premiums, net	184,822	236,766	(51,944)	(22)%
Allowance for loan losses	(1,214,518)	(1,080,611)	(133,907)	12%

Total loans, net	$20,259,974	$24,451,852	$(4,191,878)	(17)%

*	Percentage not meaningful

Loans, net decreased 17% to $20.3 billion at September 30, 2009 from $24.5 billion at December 31, 2008. This decline was due primarily to our strategy of reducing balance sheet risk by allowing our loan portfolio to pay down, which we plan to do for the foreseeable future. In addition, we sold a $0.4 billion pool of home equity loans during the three months ended September 30, 2009. We purchased this particular pool of loans from the originator of the loans in a prior period. This same originator, who continued to service the loans subsequent to our purchase, made an unsolicited offer to repurchase the loans back from us at a price of 98% of the balance of the loan portfolio and we accepted this offer. We believe transactions of this nature are rare and are unlikely to occur again in future periods.

Loans held-for-sale of $6.3 million as of September 30, 2009 represents loans originated through, but not yet purchased by, a third party company that we partnered with to provide access to real estate loans for our customers. The product is offered as a convenience to our customers and is not one of our primary product offerings. The third party company providing this product performs all processing and underwriting of these loans and is responsible for the credit risk associated with these loans, which minimizes our assumption of any of the typical risks commonly associated with mortgage lending. There is a short period of time after closing of the loans in which we record the originated loan as held-for-sale prior to the third party company purchasing the loan.

We have a credit default swap (“CDS”) on a portion of our first-lien residential real estate loan portfolio through a synthetic securitization structure that provides, for a fee, an assumption by a third party of a portion of the credit risk related to the underlying loans. As of September 30, 2009, the balance of the loans covered by the CDS was $2.4 billion, on which $26.4 million in losses had been recognized. The CDS provides protection for losses in excess of $4.0 million, but not to exceed approximately $30.3 million. During the second quarter of 2009, we began to receive cash recoveries from the CDS for amounts reported in excess of the $4.0 million threshold. We expect to recognize the remaining benefit over the next twelve months, which is reflected in the allowance for loan losses as of September 30, 2009.

Deposits

Deposits are summarized as follows (dollars in thousands):

	September 30, 2009	December 31, 2008	Variance
			2009 vs. 2008
			Amount	%
Sweep deposit accounts	$12,068,407	$9,650,431	$2,417,976	25%
Money market and savings accounts	11,963,920	12,692,729	(728,809)	(6)%
Certificates of deposit	1,438,331	2,363,385	(925,054)	(39)%
Checking accounts	764,161	991,477	(227,316)	(23)%
Brokered certificates of deposit	133,583	438,224	(304,641)	(70)%

Total deposits	$26,368,402	$26,136,246	$232,156	1%

Deposits represented 59% and 57% of total liabilities at September 30, 2009 and December 31, 2008, respectively. Deposits generally provide us the benefit of lower interest costs compared with wholesale funding alternatives. While our deposits increased by $232.2 million during the nine months, we expect the non-sweep deposit balances to decrease over the remainder of 2009. At September 30, 2009, 95% of our customer deposits were covered by FDIC insurance.

The deposits balance is a component of the total customer cash and deposits balance reported as a customer activity metric of $34.5 billion and $32.3 billion at September 30, 2009 and December 31, 2008, respectively. The total customer cash and deposits balance is summarized as follows (dollars in thousands):

	September 30, 2009	December 31, 2008	Variance
			2009 vs. 2008
			Amount	%
Deposits	$26,368,402	$26,136,246	$232,156	1%
Less: brokered certificates of deposit	(133,583)	(438,224)	304,641	(70)%

Retail deposits	26,234,819	25,698,022	536,797	2%
Customer payables	5,270,722	3,753,332	1,517,390	40%
Customer cash balances held by third parties and other	2,955,627	2,805,101	150,526	5%

Total customer cash and deposits	$34,461,168	$32,256,455	$2,204,713	7%

Wholesale Borrowings

Wholesale borrowings, which consist of securities sold under agreements to repurchase and other borrowings are summarized as follows (dollars in thousands):

	September 30, 2009	December 31, 2008	Variance
			2009 vs. 2008
			Amount	%
Securities sold under agreements to repurchase	$6,469,589	$7,381,279	$(911,690)	(12)%

FHLB advances	$2,303,600	$3,903,600	$(1,600,000)	(41)%
Subordinated debentures	427,393	427,328	65	0%
Other	25,117	22,849	2,268	10%

Total other borrowings	$2,756,110	$4,353,777	$(1,597,667)	(37)%

Total wholesale borrowings	$9,225,699	$11,735,056	$(2,509,357)	(21)%

Wholesale borrowings represented 21% and 26% of total liabilities at September 30, 2009 and December 31, 2008, respectively. The decrease in wholesale borrowings of $2.5 billion during the nine months ended September 30, 2009 was due primarily to the early termination of certain FHLB advances and a decrease in securities sold under agreements to repurchase. FHLB advances coupled with securities sold under agreements to repurchase are the primary wholesale funding sources of the Bank. As a result, we expect these balances to fluctuate over time as our deposits and our interest-earning assets fluctuate.

Corporate Debt

Corporate debt by type is shown as follows (dollars in thousands):

	Face Value	Discount	Fair Value Adjustment	Net
September 30, 2009
Interest-bearing notes:
Senior notes:
8% Notes, due 2011	$3,644	$—	$—	$3,644
7 3/8% Notes, due 2013	414,665	(3,618)	23,342	434,389
7 7/8% Notes, due 2015	243,177	(1,845)	11,714	253,046

Total senior notes	661,486	(5,463)	35,056	691,079
12 1/2% Springing lien notes, due 2017	875,530	(192,570)	8,597	691,557

Total interest-bearing notes	1,537,016	(198,033)	43,653	1,382,636

Non-interest-bearing debt:
0% Convertible debentures, due 2019	1,149,596	—	—	1,149,596

Total corporate debt	$2,686,612	$(198,033)	$43,653	$2,532,232

	Face Value	Discount	Fair Value Adjustment	Net
December 31, 2008
Senior notes:
8% Notes, due 2011	$435,515	$(1,763)	$13,855	$447,607
7 3/8% Notes, due 2013	414,665	(4,334)	32,435	442,766
7 7/8% Notes, due 2015	243,177	(2,071)	13,183	254,289

Total senior notes	1,093,357	(8,168)	59,473	1,144,662
12 1/2% Springing lien notes, due 2017	2,057,000	(460,515)	9,385	1,605,870

Total corporate debt	$3,150,357	$(468,683)	$68,858	$2,750,532

In the third quarter of 2009, we obtained shareholder approval for and completed an offer to exchange $1.7 billion aggregate principal amount of our corporate debt, including $1.3 billion principal amount of the 12 1/2% Notes and $0.4 billion principal amount of the 8% Notes, for an equal principal amount of newly-issued non-interest-bearing convertible debentures. Subsequent to the Debt Exchange, $592.3 million of convertible debentures were converted into 572.2 million shares of common stock during the quarter ended September 30, 2009. For further details on the Debt Exchange, see Notes 1, 3 and 9 of Item 1. Consolidated Financial Statements (Unaudited).

Shareholders’ Equity

The activity in shareholders’ equity during the nine months ended September 30, 2009 is summarized as follows (dollars in thousands):

	Common Stock/ Additional Paid- In Capital	Accumulated Deficit/Other Comprehensive Loss	Total
Beginning balance, December 31, 2008	$4,069,917	$(1,478,421)	$2,591,496
Common stock offerings	733,209	—	733,209
Activity related to the Debt Exchange:
After-tax loss related to the Debt Exchange	—	(772,908)	(772,908)
Amortization of premium on the convertible debentures	707,549	—	707,549
Conversions of convertible debentures	592,275	—	592,275
All other after-tax operating losses	—	(434,700)	(434,700)
Other(1)	34,915	194,036	228,951

Ending balance, September 30, 2009	$6,137,865	$(2,491,993)	$3,645,872

(1)

Other includes employee stock compensation accounting, additional purchase consideration paid in connection with prior acquisitions, and changes in other comprehensive income (loss) from foreign currency translation, noncredit losses on available-for-sale securities and fair value changes in cash flow hedges, net of taxes.

Shareholders’ equity increased 41% to $3.6 billion at September 30, 2009 from $2.6 billion at December 31, 2008. This increase was due primarily to the issuance of 620.9 million shares of common stock related to our common stock offerings and the completion of our Debt Exchange along with the subsequent conversions of the newly-issued convertible debentures into 572.2 million shares of common stock that occurred during the third quarter of 2009. The increase was also attributable to the amortization of the entire premium on the newly-issued convertible debentures, which was immediately amortized to additional paid-in capital since amortizing the premium into interest expense over the life of the non-interest-bearing convertible debentures would have resulted in recording interest income on a liability (a negative yield)(1).

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

(1)	See Note 1—Organization, Basis of Presentation and Summary of Significant Accounting Policies of Item 1. Consolidated Financial Statements (Unaudited) for a description of the accounting of the Debt Exchange.

capital needs at E*TRADE Bank. Our banking liquidity needs are driven primarily by the level and volatility of our customer deposits. Management maintains an extensive set of liquidity sources and monitors certain business trends and market metrics closely to ensure we have sufficient liquidity and to avoid dependence on other more expensive sources of funding. Management believes the following sources of liquidity are of critical importance in maintaining ample funding for liquidity needs: Corporate cash, Bank cash, deposits and unused FHLB borrowing capacity. Management believes that within deposits, sweep deposits are of particular importance as they are the most stable source of liquidity for E*TRADE Bank when compared to non-sweep deposits. Overall, management believes that these liquidity sources, which we expect to fluctuate in any given period, are more than sufficient to meet our needs for the foreseeable future.

Capital is generated primarily through our business operations and our capital market activities. Our trading and investing segment has been profitable and a generator of capital for the past six years and we expect that trend to continue. However, our provision for loan losses, which is reported in the balance sheet management segment, has more than offset the capital generated by both of our segments. While we cannot state this with certainty, we believe that this trend will reverse at some point in the foreseeable future and our business operations will again be a net generator of capital. However, in order to ensure that we have enough capital to withstand any further deterioration in the current credit and market conditions, management believed it was necessary to raise additional capital.

During the second and third quarters of 2009, our primary banking regulator, the Office of Thrift Supervision (“OTS”), advised us, and consistent with management’s belief stated above we agreed, to raise additional equity capital for E*TRADE Bank and to substantially reduce our corporate debt service burden. In response, we implemented a plan to strengthen our capital structure by raising cash equity primarily to support E*TRADE Bank and also to enhance our liquidity. As part of this plan, we raised $733.2 million in net proceeds from three separate stock offerings, as detailed in the table below (dollars and shares in millions):

	Net Proceeds	Shares
Equity Drawdown Program, May 2009	$63	41
Public Equity Offering, June 2009	523	500
At the Market Offering, September 2009	147	80

Total	$733	621

Also as part of our capital plan, we completed an exchange of $1.7 billion aggregate principal amount of our corporate debt, which included $1.3 billion principal amount of our 12 1/2% Notes and $0.4 billion principal amount of our 8% Notes, for an equal principal amount of newly-issued non-interest-bearing convertible debentures. As a result of the completion of this exchange, we reduced our annual corporate interest payments from approximately $360 million to approximately $160 million and eliminated any substantial debt maturities until 2013. As of September 30, 2009, $592.3 million of the newly-issued non-interest-bearing convertible debentures had been converted into 572.2 million shares of common stock(1).

We believe the combined impact of our common stock offerings and the Debt Exchange substantially improved our capital structure. As a result, we believe we will be in a position to respond opportunistically with regard to any additional capital planning actions, such as further debt-for-equity exchanges, additional cash capital raising activities or sales of any non-core assets.

During the fourth quarter of 2008, we applied to the U.S. Treasury for funding under the Troubled Asset Relief Program (“TARP”) Capital Purchase Program. The OTS recently requested that we declare our intentions with respect to our application. In light of our recent capital raising activities and the reduction in interest-bearing debt in connection with the completion of the Debt Exchange, we withdrew our application on October 30, 2009.

(1)	As of October 26, 2009, a total of $688.2 million of the convertible debentures had been converted into 664.9 million shares of common equity.

Corporate Cash

Corporate cash is the primary source of liquidity at the parent company and is available to invest in our regulated subsidiaries. We define corporate cash as cash held at the parent company as well as cash held in certain subsidiaries that can distribute cash to the parent company without any regulatory approval. The components of corporate cash as of September 30, 2009 and December 31, 2008 are as follows (dollars in thousands):

	September 30, 2009	December 31, 2008	Variance
			2009 vs. 2008
Parent company cash	$481,536	$216,535	$265,001
Converging Arrows, Inc. and other cash(1)	19,581	218,318	(198,737)

Total corporate cash(2)	$501,117	$434,853	$66,264

(1)	Converging Arrows, Inc. and other cash consists of corporate subsidiaries that can distribute cash to the parent company without any regulatory approval.
(2)

Total corporate cash at September 30, 2009 and December 31, 2008 includes $19.7 million and $45.3 million, respectively, that we invested in The Reserve Funds’ Primary Fund and is included as a receivable in the other assets line item, as The Reserve Fund has not indicated when the funds will be distributed back to investors.

Consolidated Cash and Equivalents

The consolidated cash and equivalents balance increased by $0.9 billion to $4.8 billion for the nine months ended September 30, 2009. The majority of this balance is cash held in regulated subsidiaries, primarily the Bank, outlined as follows (dollars in thousands):

	September 30, 2009	December 31, 2008	Variance
			2009 vs. 2008
Corporate cash	$501,117	$434,853	$66,264
Bank cash(1)	4,074,542	3,276,588	797,954
International brokerage and other cash	284,232	288,716	(4,484)
Less:
Cash reported in other assets(2)	(63,515)	(146,308)	82,793

Total consolidated cash	$4,796,376	$3,853,849	$942,527

(1)

During the second quarter of 2009, E*TRADE Securities LLC became a wholly-owned operating subsidiary of E*TRADE Bank. As a result, $110.6 million and $56.4 million in cash held at E*TRADE Securities LLC is included in Bank cash at September 30, 2009 and December 31, 2008, respectively.

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

Cash and Equivalents Held in the Reserve Fund

At September 30, 2009, we held cash in The Reserve Funds’ Primary Fund (“the Fund”) of $63.5 million, which is included as a receivable in the other assets line item on the balance sheet. On September 16, 2008, the Fund reported that its shares had fallen below the standard of $1 per share, which is commonly referred to as “breaking the buck.” The following table details our cash held in the Fund at the date the Fund was reported as “breaking the buck” and at September 30, 2009 (dollars in thousands):

	September 30, 2009	September 15, 2008	Variance
			September 30, 2009 vs. September 15, 2008
Corporate cash	$19,654	$230,326	$(210,672)
Bank cash(1)	41,789	489,737	(447,948)
International brokerage and other cash	2,072	24,278	(22,206)

Total cash held in the Fund	$63,515	$744,341	$(680,826)

(1)

During the second quarter of 2009, E*TRADE Securities LLC became a wholly-owned operating subsidiary of E*TRADE Bank. As a result, $5.9 million and $69.3 million in cash related to E*TRADE Securities LLC is included in Bank cash at September 30, 2009 and September 15, 2008, respectively.

On February 26, 2009, The Reserve announced that it had adopted a Plan of Liquidation for the orderly liquidation of the assets of the Fund. Under the terms of the plan, which is subject to the supervision of the SEC, The Reserve will continue to make interim distributions up to $0.9172 per share. The Reserve indicated in this announcement that it was taking this approach in order to provide liquidity to investors without prejudicing the legal right and remedies of any shareholder’s claims. As of September 30, 2009, we had received a total of $669.6 million in cash distributions made by the Fund. In the fourth quarter of 2008, we recorded an impairment charge of $11.2 million, which represented our estimate of the amount we would lose in a pro-rata distribution. We continue to believe that we will receive substantially all of our remaining investment; however, we cannot state with certainty that we will not ultimately incur additional losses on our remaining position. In addition, we believe it will take a significant amount of time to eventually receive these funds(1).

Liquidity Available from Subsidiaries

Liquidity available to the Company from its subsidiaries, other than Converging Arrows, Inc., is limited by regulatory requirements. In addition, E*TRADE Bank may not pay dividends to the parent company without approval from the OTS and any loans by E*TRADE Bank to the parent company and its other non-bank subsidiaries are subject to various quantitative, arm’s length, collateralization and other requirements.

We maintain capital in excess of regulatory minimums at our regulated subsidiaries, the most significant of which is E*TRADE Bank. As of September 30, 2009, we held $985.4 million of risk-based total capital at E*TRADE Bank in excess of the regulatory minimum level required to be considered “well capitalized.” In the current credit environment, we plan to maintain excess risk-based total capital at E*TRADE Bank in order to enhance our ability to absorb credit losses while still maintaining “well capitalized” status. However, events beyond management’s control, such as a continued deterioration in residential real estate and credit markets, could adversely affect future earnings and E*TRADE Bank’s ability to meet its future capital requirements.

The Company’s broker-dealer subsidiaries are subject to capital requirements determined by their respective regulators. At September 30, 2009 and December 31, 2008, all of our brokerage subsidiaries met their minimum net capital requirements. Our broker-dealer subsidiaries had excess net capital of $556.3 million(2) at

(1)	On October 2, 2009, we received an additional distribution from The Reserve Fund for $14.5 million, reducing our cash held in the Fund to $49.0 million.
(2)	The excess net capital of the broker-dealer subsidiaries at September 30, 2009 included $416.3 million and $65.5 million of excess net capital at E*TRADE Clearing and E*TRADE Securities LLC, respectively, which are subsidiaries of E*TRADE Bank and are also included in the excess risk-based capital of E*TRADE Bank.

September 30, 2009, a decline of $161.3 million from December 31, 2008. This decline was due to dividends of $250 million and $26 million paid by E*TRADE Clearing to E*TRADE Bank during the first and third quarters of 2009(1), respectively. While we cannot assure that we would obtain regulatory approval again in the future to withdraw any of this excess net capital, $439.5 million is available for dividend while still maintaining a capital level above regulatory “early warning” guidelines.

Other Sources of Liquidity

We also maintain $375 million in uncommitted financing to meet margin lending needs. At September 30, 2009, there were no outstanding balances and the full $375 million was available.

We rely on borrowed funds, such as FHLB advances and securities sold under agreements to repurchase, to provide liquidity for the Bank. Our ability to borrow these funds is dependent upon the continued availability of funding in the wholesale borrowings market. At September 30, 2009, the Bank had approximately $5.8 billion in additional collateralized borrowing capacity with the FHLB. We will also have the ability to generate liquidity in the form of additional deposits by raising the yield on our customer deposit accounts.

We have the option to make the interest payments on our 12 1/2% Notes in the form of either cash or additional 12 1/2% Notes through May 2010. During the second quarter of 2008, we elected to make our first interest payment of approximately $121 million in cash. During the fourth quarter of 2008 and second quarter of 2009, we elected to make our second and third interest payments of $121 million and $129 million, respectively, in the form of additional 12 1/2% Notes. As a result of the Debt Exchange, the interest payments on the 12 1/2% Notes were reduced to approximately $109 million per annum. We intend to make our next interest payment of $55 million (November 2009) in the form of additional 12 1/2% Notes. We will determine whether to make the May 2010 interest payment in the form of cash or additional 12 1/2% Notes based on the facts and circumstances at that time. The November 2010 payment is the first interest payment we are required to pay in cash.

Corporate Debt

Our current senior debt ratings are B3 by Moody’s Investor Service, CCC by Standard & Poor’s and B (high) by Dominion Bond Rating Service (“DBRS”). The Company’s long-term deposit ratings are Ba3 by Moody’s Investor Service, B- by Standard & Poor’s and BB by DBRS. A significant change in these ratings may impact the rate and availability of future borrowings.

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

(1)	The dividends did not impact E*TRADE Bank’s regulatory capital as E*TRADE Clearing is a subsidiary of E*TRADE Bank and is already included in its consolidated capital base.

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

For additional information on liquidity risk, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources. For additional information about our interest rate risks, see Item 3. Quantitative and Qualitative Disclosures about Market Risk. Operational risks and the management of risk are more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Current Report on Form 8-K filed May 14, 2009. We are also subject to other risks that could impact our business, financial condition, results of operations or cash flows in future periods. See Part II-Item 1A. Risk Factors.

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

This team’s initial focus was to reduce our exposure to open home equity lines. Through a variety of strategies, including voluntary line closures, automatically freezing lines on all delinquent accounts, and freezing lines on loans with materially reduced home equity, we have reduced this amount from a high of over $7 billion in 2007 to $1.1 billion as of September 30, 2009.

We initiated a loan modification program in 2008 that in its early stages, resulted in an insignificant number of minor modifications. This loan modification program became more active during the first half of 2009 and is now the primary focus of the special credit management team. We consider modifications in which we made an economic concession to a borrower experiencing financial difficulty a troubled debt restructuring (“TDR”). As of September 30, 2009, we had modified $436.9 million of loans in which the modification was considered a TDR. We also modified a number of loans through traditional collections actions taken in the normal course of servicing delinquent accounts. These actions typically result in an insignificant delay in the timing of payments; therefore, the Company does not consider such activities to be economic concessions to the borrowers. On February 18, 2009, the U.S. Department of the Treasury announced the Homeowner Affordability and Stability Plan. The primary focus of this plan is to create requirements and provide incentives to modify mortgages with the goal of avoiding foreclosure. We believe our loan modification program goals are in line with the Homeowner Affordability and Stability Plan and we have aligned our servicer guidelines with the government’s program. Our loan modification programs target borrowers who demonstrate a willingness and ability to meet their loan obligations and stay in their homes. To date our programs have focused on modifications to the rate and term of loans, which often results in a lower monthly payment for the borrower.

The team has several other initiatives either in progress or in development which are focused on mitigating losses in our home equity loan portfolio. Those initiatives include improving collection efforts and practices of our servicers as well as increasing our loss recovery efforts to minimize the level of loss on a loan that goes to charge-off.

In addition, we continue to review our mortgage loan portfolio in order to identify loans to be repurchased by the originator. Our review is primarily focused on identifying loans with violations of transaction representations and warranties or material misrepresentation on the part of the seller. Any loans identified with these deficiencies are submitted to the original seller for repurchase. Approximately $62.3 million and $105.6 million of loans were repurchased by the original sellers for the nine months ended September 30, 2009 and for the year ended December 31, 2008, respectively.

Underwriting Standards—Originated Loans

During the second quarter of 2008, we exited our retail mortgage origination business, which represented our last remaining loan origination channel. During the three months ended September 30, 2008, we did not originate any one- to four-family loans. Prior to the exit of our retail mortgage origination business, we originated approximately $158 million in one- to four-family loans during the six months ended June 30, 2008. These loans were predominantly prime credit quality first-lien mortgage loans secured by a single-family residence. In the first quarter of 2009, we partnered with a third party company to provide access to real estate loans for our customers. This product is being offered as a convenience to our customers and is not one of our primary product offerings. We structured this arrangement to minimize our assumption of any of the typical risks commonly associated with mortgage lending. The third party company providing this product performs all processing and underwriting of these loans. Shortly after closing, the third party company purchases the loans from us and is responsible for the credit risk associated with these loans. We originated $77.6 million in loans during the nine months ended September 30, 2009 and we had commitments to originate mortgage loans of $28.2 million at September 30, 2009.

CONCENTRATIONS OF CREDIT RISK

Loans

We track and review many factors to predict and monitor credit risk in our loan portfolio, which is primarily made up of loans secured by residential real estate. These factors, which are documented at the time of origination, include: borrowers’ debt-to-income ratio, borrowers’ credit scores, housing prices, documentation type, occupancy type, and loan type. We also review estimated current loan-to-value (“LTV”) ratios when monitoring credit risk in our loan portfolios. In economic conditions in which housing prices generally appreciate, we believe that loan type, LTV ratios and credit scores are the key factors in determining future loan performance. In the current housing market with declining home prices and less credit available for refinance, we believe the LTV ratio becomes a more important factor in predicting and monitoring credit risk.

We believe certain categories of loans inherently have a higher level of credit risk due to characteristics of the borrower and/or features of the loan. Two of these categories are sub-prime and option ARM loans. As a general matter, we did not originate or purchase these loans to hold on our balance sheet; however, in the normal course of purchasing large pools of real estate loans, we invariably ended up acquiring a de minimis amount of sub-prime loans. As of September 30, 2009, sub-prime(1) real estate loans represented less than one-fifth of one percent of our total real estate loan portfolio and we held no option ARM loans.

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

The breakdowns by LTV/CLTV and FICO score of our two main loan portfolios, one-to four-family and home equity, are as follows (dollars in thousands):

	One- to Four-Family		Home Equity
LTV/CLTV at Origination(3)	September 30, 2009	December 31, 2008	September 30, 2009	December 31, 2008
<=70%	$4,814,097	$5,647,650	$2,510,460	$3,126,274
70% - 80%	6,010,759	7,008,860	1,512,232	1,822,797
80% - 90%	223,616	162,966	2,745,365	3,312,332
>90%	128,705	160,368	1,388,308	1,755,780

Total	$11,177,177	$12,979,844	$8,156,365	$10,017,183

Average LTV/CLTV at loan origination(4)	70.1%	68.8%	79.4%	79.1%
Average estimated current LTV/CLTV(5)	92.9%	90.1%	101.8%	99.7%

	One- to Four-Family		Home Equity
FICO at Origination	September 30, 2009	December 31, 2008	September 30, 2009	December 31, 2008
>=720	$7,370,832	$8,680,892	$4,882,985	$6,005,837
719 - 700	1,548,012	1,750,294	1,313,034	1,591,380
699 - 680	1,187,413	1,342,967	1,127,737	1,379,218
679 - 660	691,423	784,449	475,782	595,776
659 - 620	371,379	412,514	347,830	432,862
<620	8,118	8,728	8,997	12,110

Total	$11,177,177	$12,979,844	$8,156,365	$10,017,183

(1)	Defined as borrowers with FICO scores less than 620 at the time of origination.
(2)	Approximately 13% of the home equity portfolio is in the first lien position. For home equity loans that are in a second lien position, we also hold the first lien position on the same residential real estate property for less than 1% of the loans in this portfolio.
(3)	CLTV at origination calculations for home equity are based on drawn balances.
(4)	Average LTV/CLTV at loan origination calculations are based on LTV/CLTV at time of purchase for one- to four-family purchased loans and undrawn balances for home equity loans.
(5)	The average estimated current LTV ratio reflects the outstanding balance at the balance sheet date, divided by the estimated current property value. Current property values are updated on a quarterly basis using the most recent property value data available to us. For properties in which we did not have an updated valuation, we utilized home price indices to estimate the current property value.

In addition to the factors described above, we monitor credit trends in loans by acquisition channel, vintage and geographic location, which are summarized below as of September 30, 2009 and December 31, 2008 (dollars in thousands):

	One- to Four-Family		Home Equity
Acquisition Channel	September 30, 2009	December 31, 2008	September 30, 2009	December 31, 2008
Purchased from a third party	$9,150,272	$10,646,324	$7,150,614	$8,873,156
Originated by the Company	2,026,905	2,333,520	1,005,751	1,144,027

Total real estate loans	$11,177,177	$12,979,844	$8,156,365	$10,017,183

	One- to Four-Family		Home Equity
Vintage Year	September 30, 2009	December 31, 2008	September 30, 2009	December 31, 2008
2003 and prior	$466,090	$577,408	$533,123	$754,054
2004	1,086,624	1,309,985	751,054	990,138
2005	2,338,390	2,695,718	1,988,820	2,426,000
2006	4,186,301	4,890,407	3,865,219	4,668,721
2007	3,071,700	3,475,661	1,002,704	1,161,667
2008	28,072	30,665	15,445	16,603

Total real estate loans	$11,177,177	$12,979,844	$8,156,365	$10,017,183

	One- to Four-Family		Home Equity
Geographic Location	September 30, 2009	December 31, 2008	September 30, 2009	December 31, 2008
California	$5,124,429	$5,853,497	$2,597,851	$3,056,819
New York	846,628	966,005	557,827	628,886
Florida	751,002	859,806	594,011	725,810
Virginia	461,855	541,058	342,174	397,722
Other states	3,993,263	4,759,478	4,064,502	5,207,946

Total real estate loans	$11,177,177	$12,979,844	$8,156,365	$10,017,183

Allowance for Loan Losses

The allowance for loan losses is management’s estimate of credit losses inherent in our loan portfolio as of the balance sheet date. The estimate of the allowance for loan losses is based on a variety of factors, including the composition and quality of the portfolio; delinquency levels and trends; current and historical charge-off and loss experience; current industry charge-off and loss experience; the condition of the real estate market and geographic concentrations within the loan portfolio; the interest rate climate; the overall availability of housing credit; and general economic conditions. The allowance for loan losses is typically equal to management’s estimate of loan charge-offs in the twelve months following the balance sheet date as well as the estimated charge-offs, including economic concessions to borrowers, over the estimated remaining life of loans modified in troubled debt restructurings. Determining the adequacy of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain. Subsequent evaluations of the loan portfolio, in light of the factors then prevailing, may result in significant changes in the allowance for loan losses in future periods. We believe our allowance for loan losses at September 30, 2009 is representative of probable losses inherent in the loan portfolio at the balance sheet date.

In determining the allowance for loan losses, we allocate a portion of the allowance to various loan products based on an analysis of individual loans and pools of loans. However, the entire allowance is available to absorb credit losses inherent in the total loan portfolio as of the balance sheet date.

The following table presents the allowance for loan losses by major loan category (dollars in thousands):

	One- to Four-Family		Home Equity		Consumer and Other		Total
	Allowance	Allowance as a % of Loans Receivable(1)	Allowance	Allowance as a % of Loans Receivable(1)	Allowance	Allowance as a % of Loans Receivable(1)	Allowance	Allowance as a % of Loans Receivable(1)
September 30, 2009	$450,975	4.02%	$693,185	8.37%	$70,358	3.56%	$1,214,518	5.66%
December 31, 2008	$185,163	1.42%	$833,835	8.19%	$61,613	2.65%	$1,080,611	4.23%

(1)	Allowance as a percentage of loans receivable is calculated based on the gross loans receivable for each respective category.

During the nine months ended September 30, 2009, the allowance for loan losses increased by $133.9 million from the level at December 31, 2008. This increase was driven primarily by the increase in the allowance allocated to the one- to four-family loan portfolio, which began to deteriorate during 2008. However, the majority of the allowance as of September 30, 2009 related to the home equity portfolio, which began to deteriorate during the second half of 2007. We believe the deterioration in both of these portfolios was caused by several factors, including: home price depreciation in key markets; growing inventories of unsold homes; rising foreclosure rates; significant contraction in the availability of credit; and a general decline in economic growth. In addition, the combined impact of home price depreciation and the reduction of available credit made it increasingly difficult for borrowers to refinance existing loans. Although we expect these factors will cause the provision for loan losses to continue at historically high levels in future periods, the level of provision for loan losses in the third quarter of 2009 represents the fourth consecutive quarter in which the provision for loan losses has declined when compared to the prior quarter. While we cannot state with certainty that this trend will continue, we believe it is a positive indicator that our loan portfolio may be stabilizing.

Included in our allowance for loan losses at September 30, 2009 was a specific allowance of $144.1 million that was established for TDRs. The specific allowance for these individually impaired loans represents the expected loss, including the economic concession to the borrower, over the remaining life of the loan. The following table shows the TDRs and specific valuation allowance by loan portfolio (dollars in thousands):

	Recorded Investment in TDRs	Specific Valuation Allowance	Specific Valuation Allowance as a % of TDR Loans
September 30, 2009
One- to four-family	$174,867	$25,958	15%
Home equity	261,995	118,125	45%

Total(1)	$436,862	$144,083	33%

(1)	The recorded investment in TDRs represents the balance of TDRs, net of charge-offs, at September 30, 2009.

The following table shows the TDRs by delinquency category (dollars in thousands):

	TDRs Current	TDRs 30-89 Days Delinquent	TDRs 90+ Days Delinquent	Total Recorded Investment in TDRs
September 30, 2009
One- to four-family	$110,105	$35,698	$29,064	$174,867
Home equity	218,418	30,691	12,886	261,995

Total	$328,523	$66,389	$41,950	$436,862

The following table provides an analysis of the net charge-offs for the three and nine months ended September 30, 2009 and 2008 (dollars in thousands):

	Charge-offs	Recoveries	Net Charge-offs	% of Average Loans (Annualized)
Three months ended September 30, 2009:
One- to four-family	$(110,376)	$—	$(110,376)	3.84%
Home equity	(227,894)	4,401	(223,493)	9.93%
Recreational vehicle	(18,635)	7,222	(11,413)	3.24%
Marine	(4,129)	1,548	(2,581)	2.72%
Other	(4,035)	255	(3,780)	6.24%

Total	$(365,069)	$13,426	$(351,643)	6.25%

Three months ended September 30, 2008:
One- to four-family	$(33,511)	$—	$(33,511)	0.98%
Home equity	(233,616)	2,044	(231,572)	8.57%
Recreational vehicle	(14,155)	4,155	(10,000)	2.33%
Marine	(3,198)	960	(2,238)	1.95%
Other	(2,550)	410	(2,140)	2.54%

Total	$(287,030)	$7,569	$(279,461)	4.15%

Nine months ended September 30, 2009:
One- to four-family	$(254,489)	$—	$(254,489)	4.19%
Home equity	(765,656)	10,152	(755,504)	15.88%
Recreational vehicle	(60,638)	19,035	(41,603)	5.59%
Marine	(14,821)	4,691	(10,130)	5.07%
Other	(11,048)	971	(10,077)	7.61%

Total	$(1,106,652)	$34,849	$(1,071,803)	9.00%

Nine months ended September 30, 2008:
One- to four-family	$(80,740)	$455	$(80,285)	0.75%
Home equity	(589,254)	4,638	(584,616)	6.87%
Recreational vehicle	(39,290)	12,235	(27,055)	2.00%
Marine	(9,364)	3,469	(5,895)	1.61%
Other	(8,399)	1,516	(6,883)	2.56%

Total	$(727,047)	$22,313	$(704,734)	3.32%

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

Net charge-offs for the three and nine months ended September 30, 2009 compared to the same periods in 2008 increased by $72.2 million and $367.1 million, respectively. The overall increase was primarily due to higher net charge-offs on our one- to four-family loans and home equity loans, which were driven mainly by the same factors as described above. We believe net charge-offs will begin to decline in future periods when compared to the level of charge-offs in the three months ended September 30, 2009 as a result of our decline in special mention delinquencies, which is discussed below. The following graph illustrates the net charge-offs by quarter:

Nonperforming Assets

We classify loans as nonperforming when they are 90 days past due. The following table shows the comparative data for nonperforming loans and assets (dollars in thousands):

	September 30, 2009	December 31, 2008
One- to four-family	$1,185,607	$593,075
Home equity	274,233	341,255
Consumer and other loans	14,688	7,792

Total nonperforming loans	1,474,528	942,122
REO and other repossessed assets, net	89,710	108,105

Total nonperforming assets, net	$1,564,238	$1,050,227

Nonperforming loans receivable as a percentage of gross loans receivable	6.87%	3.69%
One- to four-family allowance for loan losses as a percentage of one- to four-family nonperforming loans	38.04%	31.22%
Home equity allowance for loan losses as a percentage of home equity nonperforming loans	252.77%	244.34%
Consumer and other allowance for loan losses as a percentage of consumer and other nonperforming loans	479.02%	790.72%
Total allowance for loan losses as a percentage of total nonperforming loans	82.37%	114.70%

During the nine months ended September 30, 2009, our nonperforming assets, net increased $514.0 million to $1.6 billion when compared to December 31, 2008. The increase was attributed primarily to a $479.7 million increase in our one- to four-family loans delinquent in excess of 180 days for the nine months ended September 30, 2009 when compared to December 31, 2008. This increase was due primarily to the extensive amount of time it takes to foreclose on a property in the current real estate market.

The following graph illustrates the nonperforming loans by quarter:

The allowance as a percentage of total nonperforming loans receivable, net decreased from 114.70% at December 31, 2008 to 82.37% at September 30, 2009. This decrease was driven by an increase in one- to four-family nonperforming loans, which have a lower level of expected loss when compared to home equity loans as one- to four-family loans are generally secured in a first lien position by real estate assets. The balance of nonperforming loans includes loans delinquent 90 to 179 days as well as loans delinquent 180 days and greater. We believe the distinction between these two periods is important as loans delinquent 180 days and greater have been written down to their expected recovery value, whereas loans delinquent 90 to 179 days have not. We believe the allowance for loan losses expressed as a percentage of loans delinquent 90 to 179 days is an important measure of the adequacy of the allowance as these loans are expected to drive the vast majority of future charge-offs. Additional charge-offs on loans delinquent 180 days are possible if home prices decline beyond our current expectations, but we do not anticipate these charge-offs to be significant, particularly when compared to the expected charge-offs on loans delinquent 90 to 179 days. We consider this ratio especially important for one- to four-family loans as we expect the balances of loans delinquent 180 days and greater to increase in the future due to the extensive amount of time it takes to foreclose on a property in the current real estate market.

The following table shows the allowance for loan losses as a percentage of loans delinquent 90 to 179 days for each of our major loan categories (dollars in thousands):

	September 30, 2009	Allowance as a % of Loans Delinquent 90 to 179 days
One- to four-family loans	$385,724	116.92%
Home equity loans	208,496	332.47%
Consumer and other loans	4,965	1417.08%

Total loans delinquent 90 to 179 days	$599,185	202.69%

In addition to nonperforming assets, we monitor loans where a borrower’s past credit history casts doubt on their ability to repay a loan (“special mention” loans). We classify loans as special mention when they are between 30 and 89 days past due. The following table shows the comparative data for special mention loans (dollars in thousands):

	September 30, 2009	December 31, 2008
One- to four-family	$527,617	$594,379
Home equity	269,803	407,386
Consumer and other loans	30,528	33,298

Total special mention loans	$827,948	$1,035,063

Special mention loans receivable as a percentage of gross loans receivable	3.86%	4.05%

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

During the nine months ended September 30, 2009, special mention loans decreased by $207.1 million to $827.9 million. This decrease was almost entirely due to a decrease in home equity special mention loans. The decrease in home equity special mention loans includes the impact of our loan modification programs in which borrowers who were 30 to 89 days past due were made current(1). While our level of special mention loans can fluctuate significantly in any given period, we believe the decrease we observed in the first half of 2009 is an encouraging sign regarding the future credit performance of this portfolio.

The following graph illustrates the special mention loans by quarter:

(1)	Loans modified as TDRs are accounted for as nonaccrual loans at the time of modification and return to accrual status after six consecutive payments are made in accordance with the modified terms.

Securities

We focus primarily on security type and credit rating to monitor credit risk in our securities portfolios. We believe our highest concentration of credit risk within this portfolio is the non-agency CMO portfolio. The table below details the amortized cost by average credit ratings and type of asset as of September 30, 2009 and December 31, 2008 (dollars in thousands):

September 30, 2009	AAA	AA	A	BBB	Below Investment Grade and Non-Rated	Total
Agency mortgage-backed securities and CMOs	$7,732,209	$—	$—	$—	$—	$7,732,209
Agency debentures	3,175,240	—	—	—	—	3,175,240
Non-agency CMOs and other	206,638	86,955	84,622	19,405	348,247	745,867
Municipal bonds, corporate bonds and FHLB stock	214,383	9,470	7,948	—	19,880	251,681

Total	$11,328,470	$96,425	$92,570	$19,405	$368,127	$11,904,997

December 31, 2008	AAA	AA	A	BBB	Below Investment Grade and Non-Rated	Total
Agency mortgage-backed securities	$10,118,792	$—	$—	$—	$—	$10,118,792
Agency debentures	—	—	—	—	—	—
Non-agency CMOs and other	625,066	67,988	64,795	18,493	173,051	949,393
Municipal bonds, corporate bonds and FHLB stock	231,492	11,932	83,515	—	—	326,939

Total	$10,975,350	$79,920	$148,310	$18,493	$173,051	$11,395,124

While the vast majority of this portfolio is AAA-rated, we concluded during the three and nine months ended September 30, 2009 that approximately $155.5 million and $377.4 million of the non-agency CMOs in this portfolio were other-than-temporarily impaired. As a result of the deterioration in the expected credit performance of the underlying loans in the securities, they were written down by recording a $19.2 million and $67.7 million net impairment during the three and nine months ended September 30, 2009. Further declines in the performance of our non-agency CMO portfolio could result in additional impairments in future periods.

SUMMARY OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our financial condition and results of operations requires us to make judgments and estimates that may have a significant impact upon the financial results of the Company. We believe that of our significant accounting policies, the following require estimates and assumptions that require complex, subjective judgments by management, which can materially impact reported results: allowance for loan losses; fair value measurements; classification and valuation of certain investments; accounting for derivative instruments; estimates of effective tax rates, deferred taxes and valuation allowances; valuation of goodwill and other intangibles; and, valuation and expensing of share-based payments. These are more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Current Report on Form 8-K filed May 14, 2009. The following significant accounting policies have been updated for the period ended September 30, 2009:

•

Allowance for loan losses—During the nine months ended September 30, 2009, our loan modification program became more active resulting in $436.9 million of TDRs as of September 30, 2009. As a result, we updated our allowance for loan losses accounting policy to include our policy for TDRs.

•

Debt Exchange fair value measurements—In the third quarter of 2009, we completed our previously announced $1.7 billion Debt Exchange. The Debt Exchange was accounted for as a debt extinguishment(1) at fair value with the resulting loss recognized in the consolidated statement of loss. As a result, we updated our fair value measurements accounting policy to include the description of the fair value measurement of our non-interest-bearing convertible debentures.

•

Classification and valuation of certain investments—On April 1, 2009, we adopted the amended guidance for the recognition of OTTI for debt securities as well as the presentation of OTTI on the consolidated financial statements. As a result, we updated our classification and valuation of certain investments accounting policy to include our updated OTTI policy for impaired debt securities.

Allowance for Loan Losses

Description

The allowance for loan losses is management’s estimate of credit losses inherent in our loan portfolio as of the balance sheet date. In determining the adequacy of the allowance, we perform periodic evaluations of the loan portfolio and loss forecasting assumptions. At September 30, 2009, our allowance for loan losses was $1.2 billion on $21.3 billion of loans designated as held-for-investment.

Judgments

The estimate of the allowance is based on a variety of factors, including the composition and quality of the portfolio; delinquency levels and trends; current and historical charge-off and loss experience; current industry charge-off and loss experience; the condition of the real estate market and geographic concentrations within the loan portfolio; the interest rate climate; the overall availability of housing credit; and general economic conditions. The allowance for loan losses is typically equal to management’s estimate of loan charge-offs in the twelve months following the balance sheet date as well as the estimated charge-offs, including economic concessions to borrowers, over the estimated remaining life of loans modified in TDRs. Determining the adequacy of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain. Subsequent evaluations of the loan portfolio, in light of the factors then prevailing, may result in significant changes in the allowance for loan losses in future periods. We evaluate the adequacy of the allowance for loan losses by loan type: one- to four-family, home equity and consumer and other loan portfolios.

For loans that are not specifically identified for impairment, our allowance is assessed in accordance with the loss contingencies accounting guidance. Our one- to four-family and home equity loan portfolios are separated into risk segments based on key risk factors, which include but are not limited to channel of loan origination, documentation type, loan product type and LTV ratio. Based upon the segmentation, probable losses are determined with expected loss rates in each segment. The additional protection provided by mortgage insurance and the credit default swap has been factored into the expected loss on defaulted mortgage loans. The expected recovery from the liquidation of foreclosed real estate and expected recoveries from loan sellers related to contractual guarantees are also factored into the expected loss on defaulted mortgage loans. Our one- to four-family and home equity loan portfolios represented 53% and 38%, respectively, of the total gross loan portfolio as of September 30, 2009.

For the consumer and other loan portfolio, management establishes loss estimates for each consumer portfolio based on credit characteristics and observation of the existing markets. The expected recoveries from the sale of repossessed collateral are factored into the expected loss on defaulted consumer loans based on current liquidation experience. Our consumer and other loan portfolio represented 9% of the total gross loan portfolio as of September 30, 2009.

(1)	For further details on the accounting for the Debt Exchange see Note 1—Organization, Basis of Presentation and Summary of Significant Accounting Policies of Item 1. Consolidated Financial Statements (Unaudited).

In addition to the general allowance, we also establish a specific allowance for loans modified as TDRs. The impairment of a loan is measured using a discounted cash flow analysis. A specific allowance is established to the extent that the recorded investment exceeds the discounted cash flows of a TDR with a corresponding charge to the provision for loan losses. The specific allowance for these individually impaired loans represents the expected loss over the remaining life of the loan, including the economic concession to the borrower.

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

Debt Exchange Fair Value Measurements

Description

In the third quarter of 2009, we obtained shareholder approval for and completed the Debt Exchange, which was an offer to exchange $1.7 billion aggregate principal amount of the 12 1/2 % Notes and 8% Notes for an equal principal amount of newly-issued non-interest-bearing convertible debentures(1). The Debt Exchange was accounted for as a debt extinguishment at fair value with the resulting loss recognized in the consolidated statement of loss.

Judgments

Our methodology for determining the fair value of the non-interest-bearing convertible debentures was based on the following three factors: 1) intrinsic value of the underlying stock; 2) value of the 10-year put option; and 3) liquidity discount.

The most significant factor in the valuation of the non-interest-bearing convertible debentures was the intrinsic value of the underlying stock, which represented the value of the underlying shares of our stock at the date of exchange. The fair value of the non-interest-bearing convertible debentures was greater than the face amount of the corporate debt that was exchanged primarily due to the significant increase in our stock price from June 22, 2009, the date on which the conversion price was established, to August 25, 2009, the date on which the Debt Exchange was consummated. The other inputs to the valuation of the non-interest-bearing convertible debentures included the value of the 10-year put option and a liquidity discount. The value of the 10-year put option represented the value associated with creditors’ option to receive cash equal to the face value of the non-interest-bearing convertible debentures at the end of 10 years in lieu of converting the non-interest-bearing convertible debentures into common stock. The liquidity discount represented our consideration that the non-interest-bearing convertible debentures are not as liquid as our stock or might not be readily tradable once issued and that future conversions would be subject to certain limitations.

(1)	For further details on the newly-issued non-interest-bearing convertible debentures see Note 9—Corporate Debt of Item 1. Consolidated Financial Statements (Unaudited).

The following table outlines our fair value measurement of the non-interest-bearing convertible debentures, including the fair value of each individual component, using the $1.35 closing stock price on August 25, 2009, the date of consummation of the Debt Exchange (dollars in thousands):

August 25, 2009
Intrinsic value of the underlying stock	$2,273,222
Value of 10 year put option	467,699
Liquidity discount	(274,092)

Estimated fair value of convertible debentures	$2,466,829

Effects if Actual Results Differ

The Debt Exchange resulted in a $968.3 million pre-tax non-cash loss on extinguishment of debt during the third quarter of 2009. The difference between the fair value of the newly-issued non-interest-bearing convertible debentures and the face amount of the exchanged debt resulted in a $725.0 million premium on the new debt that represented a key component of the loss. While our methodology for determining the fair value of the non-interest-bearing convertible debentures utilized observable inputs where available, the liquidity discount represented an unobservable input significant to the fair value measurement. Each 1% increase in the liquidity discount in our valuation methodology would have resulted in a 1% decrease in the fair value measurement of the non-interest-bearing convertible debentures. For further details on the accounting for the Debt Exchange see Note 1—Organization, Basis of Presentation and Summary of Significant Accounting Policies of Item 1. Consolidated Financial Statements (Unaudited).

Classification and Valuation of Certain Investments

Description

We generally classify our investments in debt securities and marketable equity securities as either trading or available-for-sale. We have not classified any investments as held-to-maturity. The classification of an investment determines its accounting treatment. Both unrealized and realized gains and losses on trading securities held by our banking subsidiaries are recognized in gains (losses) on loans and securities, net. Securities held by our brokerage subsidiaries are for market-making purposes and gains and losses are recorded as principal transactions revenue. Available-for-sale securities consist primarily of debt securities, specifically residential mortgage-backed securities, as of September 30, 2009 and December 31, 2008. Securities classified as available-for-sale are carried at fair value, with unrealized gains and losses on available-for-sale securities included in accumulated other comprehensive loss, net of tax.

Declines in fair value for available-for-sale debt securities that we believe to be other-than-temporary are included in the net impairment line item. Beginning in the second quarter of 2009, our OTTI evaluation for available-for-sale debt securities reflects the adoption of the amended OTTI accounting guidance. We recognized $19.2 million and $67.7 million of net impairment during the three and nine months ended September 30, 2009, respectively, on certain securities in our non-agency CMO portfolio due to continued deterioration in the expected credit performance of the underlying loans in the securities. We had net impairment of $17.9 million and $61.6 million on certain securities in our non-agency CMO portfolio for the three and nine months ended September 30, 2008, which represented the total decline in the fair value of the securities in accordance with the OTTI accounting guidance that was in effect prior to April 1, 2009.

Judgments

We consider OTTI for an available-for-sale debt security to have occurred if one of the following conditions are met: we intend to sell the impaired debt security; it is more likely than not that we will be required to sell the impaired debt security before recovery of the security’s amortized cost basis; or we do not expect to recover the entire amortized cost basis of the security.

If we intend to sell an impaired available-for-sale debt security or if it is more likely than not that we will be required to sell the impaired available-for-sale debt security before recovery of the security’s amortized cost basis, we will recognize OTTI in earnings equal to the entire difference between the security’s amortized cost basis and the security’s fair value.

For impaired available-for-sale debt securities that we do not to intend to sell and it is not more likely than not that we will be required to sell before recovery of the security’s amortized cost basis, we use both qualitative and quantitative valuation measures to evaluate whether we expect to recover the entire amortized cost basis of the security. We consider all available information relevant to the collectability of the security, including credit enhancements, security structure, vintage, credit ratings and other relevant collateral characteristics. If, as a result of this analysis, we do not expect to recover the entire amortized cost basis of the security, we will separate OTTI into two components: 1) the amount related to credit loss, recognized in earnings; and 2) the noncredit portion of OTTI, recognized through other comprehensive income (loss).

If the impairment of an available-for-sale equity security is determined to be other-than-temporary, we will recognize OTTI in earnings equal to the entire difference between the security’s amortized cost basis and the security’s fair value. We assess available-for-sale securities for OTTI at each reported balance sheet date.

Effects if Actual Results Differ

Determining if a security has other-than-temporary impairment is complex and requires judgment by management about circumstances that are inherently uncertain. Subsequent evaluations of these securities, in light of factors then prevailing, may result in additional OTTI in future periods. If all available-for-sale securities with fair values lower than amortized cost were other-than-temporarily impaired and the gross OTTI was recorded through earnings, we would record a pre-tax loss of $297.9 million.

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

Average commission per trade—Total trading and investing segment commissions revenue divided by total number of trades.

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

Citadel Investment—On November 29, 2007, we entered into an agreement to receive a $2.5 billion cash infusion from Citadel. In consideration for the cash infusion, Citadel received three primary items: substantially all of our asset-backed securities portfolio, 84.7 million shares of common stock in the Company and approximately $1.8 billion 12 1/ 2% Notes.

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

Nonperforming assets—Assets that do not earn income, including those originally acquired to earn income (nonperforming loans) and those not intended to earn income (REO). Loans are classified as nonperforming when full and timely collection of interest and principal becomes uncertain or when the loans are 90 days past due.

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

Sweep deposit accounts—Accounts with the functionality to transfer brokerage cash balances to and from a Federal Deposit Insurance Corporation (“FDIC”) insured money market account at the Bank.

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

The following discussion about our market risk disclosure includes forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of certain factors, including, but not limited to, those set forth in Item 1A. “Risk Factors” in this report. Market risk is our exposure to changes in interest rates, foreign exchange rates and equity and commodity prices. Our exposure to interest rate risk is related primarily to interest-earning assets and interest-bearing liabilities.

Interest Rate Risk

The management of interest rate risk is essential to profitability. Interest rate risk is our exposure to changes in interest rates. In general, we manage our interest rate risk by balancing variable-rate and fixed-rate assets and liabilities and we utilize derivatives in a way that reduces our overall exposure to changes in interest rates. In recent years, we have managed our interest rate risk to achieve a minimum to moderate risk profile with limited exposure to earnings volatility resulting from interest rate fluctuations. Exposure to interest rate risk requires management to make complex assumptions regarding maturities, market interest rates and customer behavior. Changes in interest rates, including the following, could impact interest income and expense:

•	Interest-earning assets and interest-bearing liabilities may re-price at different times or by different amounts creating a mismatch.

•	The yield curve may flatten or change shape affecting the spread between short- and long-term rates. Widening or narrowing spreads could impact net interest income.

•	Market interest rates may influence prepayments resulting in maturity mismatches. In addition, prepayments could impact yields as premiums and discounts amortize.

Exposure to market risk is dependent upon the distribution and composition of interest-earning assets, interest-bearing liabilities and derivatives. The differing risk characteristics of each product are managed to mitigate our exposure to interest rate fluctuations. At September 30, 2009, 92% of our total assets were enterprise interest-earning assets.

At September 30, 2009, approximately 57% of our total assets were residential real estate loans and available-for-sale mortgage-backed securities. The values of these assets are sensitive to changes in interest rates, as well as expected prepayment levels. As interest rates increase, fixed rate residential mortgages and mortgage-backed securities tend to exhibit lower prepayments. The inverse is true in a falling rate environment.

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

Scenario Analysis

Scenario analysis is an advanced approach to estimating interest rate risk exposure. Under the NPVE approach, the present value of all existing assets, liabilities, derivatives and forward commitments are estimated and then combined to produce a NPVE figure. The sensitivity of this value to changes in interest rates is then determined by applying alternative interest rate scenarios, which include, but are not limited to, instantaneous parallel shifts up 100, 200 and 300 basis points and down 100 basis points. The NPVE method is used at the E*TRADE Bank level and not for the Company. E*TRADE Bank has 97% and 98% of our enterprise interest-earning assets at September 30, 2009 and December 31, 2008, respectively, and holds 97% and 98% of our enterprise interest-bearing liabilities at September 30, 2009 and December 31, 2008, respectively. The sensitivity of NPVE at September 30, 2009 and December 31, 2008 and the limits established by E*TRADE Bank’s Board of Directors are listed below (dollars in thousands):

	Change in NPVE				Board Limit
Parallel Change in Interest Rates (basis points)(2)	September 30, 2009(1)		December 31, 2008
	Amount	Percentage	Amount	Percentage
+300	$(375,914)	(12)%	$(65,600)	(3)%	(55)%
+200	$(194,733)	(6)%	$68,853	3%	(30)%
+100	$(51,947)	(2)%	$119,407	5%	(20)%
-100	$(101,600)	(3)%	$(334,132)	(14)%	(20)%

(1)	Amounts and percentages include E*TRADE Securities LLC.
(2)

On September 30, 2009 and December 31, 2008, the yield on the three-month Treasury bill was 0.14% and 0.11%, respectively. As a result, the OTS temporarily modified the requirements of the NPV Model, resulting in removal of the minus 200 and 300 basis points scenarios for the periods ended September 30, 2009 and December 31, 2008.

Under criteria published by the OTS, E*TRADE Bank’s overall interest rate risk exposure at September 30, 2009 was characterized as “minimum.” We actively manage our interest rate risk positions. As interest rates change, we will re-adjust our strategy and mix of assets, liabilities and derivatives to optimize our position. For example, a 100 basis points increase in rates may not result in a change in value as indicated above. The ALCO monitors E*TRADE Bank’s interest rate risk position.

Other Market Risk

Equity Security Risk

Equity securities risk is the risk of potential loss from investing in public and private equity securities including foreign currency exchange risk. We hold equity securities for corporate investment purposes and in trading securities for market-making purposes. The foreign currency exchange risk associated with these investments is not material to the Company. For corporate investment purposes, we currently hold publicly traded equity securities, in which we had an estimated fair value of $0.9 million as of September 30, 2009.

PART I—FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF LOSS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue:
Operating interest income	$440,038	$604,071	$1,412,193	$1,929,736
Operating interest expense	(118,660)	(279,297)	(472,563)	(935,827)

Net operating interest income	321,378	324,774	939,630	993,909

Commissions	144,533	129,513	424,222	374,003
Fees and service charges	50,373	49,612	145,022	155,515
Principal transactions	24,888	20,664	65,223	59,546
Gains (losses) on loans and securities, net	41,979	(141,915)	150,439	(122,434)
Other-than-temporary impairment (“OTTI”)	(9,291)	(17,884)	(227,838)	(61,639)
Less: noncredit portion of OTTI recognized in (out of) other comprehensive loss (before tax)	(9,938)	—	160,155	—

Net impairment	(19,229)	(17,884)	(67,683)	(61,639)
Other revenues	11,405	12,968	36,723	40,263

Total non-interest income	253,949	52,958	753,946	445,254

Total net revenue	575,327	377,732	1,693,576	1,439,163

Provision for loan losses	347,222	517,800	1,205,710	1,070,792

Operating expense:
Compensation and benefits	97,984	83,644	272,181	302,854
Clearing and servicing	43,245	46,105	129,988	137,112
Advertising and market development	19,438	30,381	88,015	130,566
FDIC insurance premiums	19,993	7,721	74,834	24,172
Communications	20,502	23,029	63,065	72,623
Professional services	20,592	16,862	61,696	66,256
Occupancy and equipment	19,569	20,470	59,082	62,666
Depreciation and amortization	21,149	20,569	62,638	62,607
Amortization of other intangibles	7,433	7,937	22,303	27,982
Facility restructuring and other exit activities	2,497	5,526	6,832	28,525
Other operating expenses	29,312	33,646	84,290	53,403

Total operating expense	301,714	295,890	924,924	968,766

Loss before other income (expense), income tax benefit and discontinued operations	(73,609)	(435,958)	(437,058)	(600,395)
Other income (expense):
Corporate interest income	192	1,387	793	5,619
Corporate interest expense	(69,035)	(88,772)	(242,791)	(274,262)
Gains (losses) on sales of investments, net	—	(213)	(2,025)	307
Gains (losses) on early extinguishment of debt	(1,005,493)	—	(1,018,848)	10,084
Equity in income (loss) of investments and venture funds	(3,404)	21,965	(6,972)	25,070

Total other income (expense)	(1,077,740)	(65,633)	(1,269,843)	(233,182)

Loss before income tax benefit and discontinued operations	(1,151,349)	(501,591)	(1,706,901)	(833,577)
Income tax benefit	(319,663)	(180,802)	(499,293)	(300,418)

Loss from continuing operations	(831,686)	(320,789)	(1,207,608)	(533,159)
Income from discontinued operations, net of tax	—	270,314	—	296,932

Net loss	$(831,686)	$(50,475)	$(1,207,608)	$(236,227)

Basic loss per share from continuing operations	$(0.66)	$(0.60)	$(1.45)	$(1.07)
Basic earnings per share from discontinued operations	—	0.51	—	0.59

Basic net loss per share	$(0.66)	$(0.09)	$(1.45)	$(0.48)

Diluted loss per share from continuing operations	$(0.66)	$(0.60)	$(1.45)	$(1.07)
Diluted earnings per share from discontinued operations	—	0.51	—	0.59

Diluted net loss per share	$(0.66)	$(0.09)	$(1.45)	$(0.48)

Shares used in computation of per share data:
Basic	1,268,494	536,521	835,365	496,842
Diluted	1,268,494	536,521	835,365	496,842

See accompanying notes to consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(In thousands, except share amounts)

(Unaudited)

	September 30, 2009	December 31, 2008
ASSETS
Cash and equivalents	$4,796,376	$3,853,849
Cash and investments required to be segregated under federal or other regulations	2,730,073	1,141,598
Trading securities	40,883	55,481
Available-for-sale mortgage-backed and investment securities (includes securities pledged to creditors with the right to sell or repledge of $7,516,800 at September 30, 2009 and $8,398,346 at December 31, 2008)	11,509,690	10,806,094
Margin receivables	3,435,428	2,791,168
Loans, net (net of allowance for loan losses of $1,214,518 at September 30, 2009 and $1,080,611 at December 31, 2008)	20,259,974	24,451,852
Investment in FHLB stock	183,863	200,892
Property and equipment, net	320,457	319,222
Goodwill	1,952,326	1,938,325
Other intangibles, net	363,836	386,130
Other assets	2,894,070	2,593,604

Total assets	$48,486,976	$48,538,215

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$26,368,402	$26,136,246
Securities sold under agreements to repurchase	6,469,589	7,381,279
Customer payables	5,270,722	3,753,332
Other borrowings	2,756,110	4,353,777
Corporate debt	2,532,232	2,750,532
Accounts payable, accrued and other liabilities	1,444,049	1,571,553

Total liabilities	44,841,104	45,946,719

Commitments and contingencies (see Note 13)

Shareholders’ equity:
Common stock, $0.01 par value, shares authorized: 4,000,000,000 at September 30, 2009 and 1,200,000,000 at December 31, 2008; shares issued and outstanding: 1,769,209,309 at September 30, 2009 and 563,523,086 at December 31, 2008	17,692	5,635
Additional paid-in capital (“APIC”)	6,120,173	4,064,282
Accumulated deficit	(2,033,212)	(845,767)
Accumulated other comprehensive loss	(458,781)	(632,654)

Total shareholders’ equity	3,645,872	2,591,496

Total liabilities and shareholders’ equity	$48,486,976	$48,538,215

See accompanying notes to consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net loss	$(831,686)	$(50,475)	$(1,207,608)	$(236,227)
Other comprehensive income (loss)
Available-for-sale securities:
OTTI, net(1)	5,774	—	130,883	—
Noncredit portion of OTTI reclassification out of (into) other comprehensive loss, net(2)	6,139	—	(100,379)	—
Unrealized gains (losses), net(3)	94,651	(20,713)	171,372	(150,863)
Reclassification into earnings, net(4)	(29,939)	7,848	(86,084)	27,979

Net change from available-for-sale securities	76,625	(12,865)	115,792	(122,884)

Cash flow hedging instruments:
Unrealized gains (losses), net(5)	(46,765)	(23,670)	50,044	(43,541)
Reclassifications into earnings, net(6)	10,949	6,699	25,678	13,488

Net change from cash flow hedging instruments	(35,816)	(16,971)	75,722	(30,053)

Foreign currency translation gains (losses)	1,422	(11,144)	2,522	(30,326)

Reclassification of foreign currency translation gains associated with the disposition of a subsidiary	—	(22,577)	—	(22,577)

Other comprehensive income (loss)	42,231	(63,557)	194,036	(205,840)

Comprehensive loss	$(789,455)	$(114,032)	$(1,013,572)	$(442,067)

(1)	Amounts are net of benefit from income taxes of $3.5 million and $78.2 million for the three and nine months ended September 30, 2009.
(2)	Amounts are net of benefit from income taxes of $3.8 million and $59.8 million for the three and nine months ended September 30, 2009.
(3)

Amounts are net of provision for income taxes of $57.6 million and $105.8 million for the three and nine months ended September 30, 2009, respectively, compared to benefit for income taxes of $11.7 million and $70.9 million for the same periods in 2008, respectively.

(4)

Amounts are net of provision from income taxes of $18.3 million and $52.0 million for the three and nine months ended September 30, 2009, respectively, compared to benefit from income taxes of $4.3 million and $15.0 million for the same periods in 2008, respectively.

(5)

Amounts are net of benefit of income taxes of $28.7 million for the three months ended September 30, 2009 and provision for income taxes of $29.3 million for the nine months ended September 30, 2009, compared to provision for income taxes of $13.2 million and benefit from income taxes of $20.0 million for the same periods in 2008, respectively.

(6)

Amounts are net of benefit from income taxes of $6.7 million and $15.5 million for the three and nine months ended September 30, 2009, respectively, compared to benefit from income taxes of $3.7 million and $8.0 million for the same periods in 2008, respectively.

See accompanying notes to consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2008	563,523	$5,635	$4,064,282	$(845,767)	$(632,654)	$2,591,496
Cumulative effect of adoption of the amended OTTI accounting guidance on April 1, 2009	—	—	—	20,163	(20,163)	—
Net loss	—	—	—	(1,207,608)	—	(1,207,608)
Other comprehensive income	—	—	—	—	194,036	194,036
Issuance of common stock	620,949	6,209	727,000	—	—	733,209
Amortization of premium on the convertible debentures	—	—	707,549	—	—	707,549
Conversion of convertible debentures	572,164	5,722	586,553	—	—	592,275
Exercise of stock options and purchase plans and related tax effects	—	—	(7,559)	—	—	(7,559)
Issuance of restricted stock, net of forfeitures	5,744	57	(57)	—	—	—
Retirement of restricted stock to pay taxes	(1,031)	(10)	(1,295)	—	—	(1,305)
Amortization of deferred share-based compensation to APIC	—	—	31,428	—	—	31,428
Other	7,860	79	12,272	—	—	12,351

Balance, September 30, 2009	1,769,209	$17,692	$6,120,173	$(2,033,212)	$(458,781)	$3,645,872

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2007	460,898	$4,609	$3,463,220	$(247,368)	$(391,396)	$2,829,065
Cumulative effect of adoption of the new servicing rights accounting guidance on January 1, 2008	—	—	—	285	—	285
Cumulative effect of adoption of the new fair value accounting guidance on January 1, 2008	—	—	—	(86,894)	86,894	—

Adjusted balance	460,898	4,609	3,463,220	(333,977)	(304,502)	2,829,350
Net loss	—	—	—	(236,227)	—	(236,227)
Other comprehensive loss	—	—	—	—	(205,840)	(205,840)
Issuance of common stock related to the Citadel Investment	46,685	—	—	—	—	—
Exchange of debt for common stock	27,094	271	104,906	—	—	105,177
Exercise of stock options and purchase plans and related tax effects	633	6	(2,066)	—	—	(2,060)
Issuance of restricted stock, net of forfeitures	134	1	(1)	—	—	—
Retirement of restricted stock to pay taxes	(401)	(4)	(1,624)	—	—	(1,628)
Amortization of deferred share-based compensation to APIC	—	—	34,233	—	—	34,233
Other	2,749	495	13,629	—	—	14,124

Balance, September 30, 2008	537,792	$5,378	$3,612,297	$(570,204)	$(510,342)	$2,537,129

See accompanying notes to consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(1,207,608)	$(236,227)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	1,205,710	1,070,792
Depreciation and amortization (including discount amortization and accretion)	263,551	220,911
(Gains) losses on loans and securities, net and (gains) losses on sales of investments, net	(80,731)	183,925
Equity in loss (income) of investments and venture funds	6,972	(25,070)
Gain on sale of the Canadian brokerage business	—	(427,873)
Gain on sale of corporate aircraft related assets	—	(23,715)
Gain on sale of RAA	—	(2,753)
Losses (gains) on early extinguishment of debt	1,018,848	(10,084)
Share-based compensation	31,428	34,233
Deferred taxes	(504,254)	(287,066)
Other	(3,931)	(4,631)
Net effect of changes in assets and liabilities:
Increase in cash and investments required to be segregated under federal or other regulations	(1,577,400)	(22,848)
(Increase) decrease in margin receivables	(631,065)	1,306,696
Increase (decrease) in customer payables	1,393,759	(130,955)
Proceeds from sales, repayments and maturities of loans held-for-sale	455,736	223,430
Purchases and originations of loans held-for-sale	(77,551)	(126,629)
Proceeds from sales, repayments and maturities of trading securities	1,130,037	1,247,270
Purchases of trading securities	(1,112,976)	(1,155,058)
Decrease in other assets	42,815	435,528
Increase (decrease) in accounts payable, accrued and other liabilities	376,925	(1,516,689)

Net cash provided by operating activities	730,265	753,187

Cash flows from investing activities:
Purchases of available-for-sale mortgage-backed and investment securities	(17,963,695)	(4,038,175)
Proceeds from sales, maturities of and principal payments on available-for-sale mortgage-backed and investment securities	17,393,419	5,843,085
Net decrease in loans receivable	2,458,896	2,927,402
Purchases of property and equipment	(64,691)	(82,626)
Proceeds from sale of the Canadian brokerage business, net	—	469,737
Cash transferred to Scotiabank on sale of the Canadian brokerage business	—	(502,919)
Proceeds from sale of corporate aircraft related assets	—	69,250
Proceeds from sale of RAA	—	22,844
Net cash flow from derivatives hedging assets	991	16,812
Proceeds from sale of REO and repossessed assets	113,553	57,075
Other	(5,000)	(7,840)

Net cash provided by investing activities	$1,933,473	$4,774,645

See accompanying notes to consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS—(Continued)

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flows from financing activities:
Net increase in deposits	$231,291	$726,749
Net decrease in securities sold under agreements to repurchase	(893,454)	(1,847,646)
Net increase in other borrowed funds	2,151	56,613
Advances from other long-term borrowings	2,550,000	1,700,507
Payments on advances from other long-term borrowings	(4,150,000)	(4,811,707)
Proceeds from issuance of common stock	733,209	—
Proceeds from issuance of 12 1 /2% Notes	—	150,000
Proceeds from issuance of common stock from employee stock transactions	—	2,420
Net cash flow from derivatives hedging liabilities	(152,312)	(115,634)
Other	(68,003)	(22)

Net cash used in financing activities	(1,747,118)	(4,138,720)

Effect of exchange rates on cash	25,907	(8,616)

Increase in cash and equivalents	942,527	1,380,496
Cash and equivalents, beginning of period	3,853,849	1,778,244

Cash and equivalents, end of period	$4,796,376	$3,158,740

Supplemental disclosures:
Cash paid for interest	$554,296	$1,176,269
Cash paid (refund received) for income taxes	$16,180	$(415,935)
Non-cash investing and financing activities:
Convertible debentures issued in connection with the Debt Exchange	$1,741,871	$—
Transfers from loans to other real estate owned and repossessed assets	$170,004	$185,959
Conversion of convertible debentures to common stock	$592,275	$—
Capitalized interest in the form of 12 1/2% Notes	$128,530	$—
Issuance of common stock upon acquisition(1)	$9,000	$9,432
Issuance of common stock to retire debentures	$—	$105,177
Reclassification of loans held-for-investment to loans held-for-sale	$389,337	$—
Reclassification of loans held-for-sale to loans held-for-investment	$—	$3,037

(1)	Amounts represent additional contingent consideration paid in connection with prior acquisitions.

See accompanying notes to consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1—ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization—E*TRADE Financial Corporation is a financial services company that provides online brokerage and related products and services primarily to individual investors under the brand “E*TRADE Financial.” The Company’s products and services include investor-focused banking, primarily sweep deposits and savings products and asset gathering. The Company’s most significant subsidiaries are described below:

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

Basis of Presentation—The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. Entities in which the Company holds at least a 20% ownership or in which there are other indicators of significant influence are generally accounted for by the equity method. Entities in which the Company holds less than 20% ownership and does not have the ability to exercise significant influence are generally carried at cost. Intercompany accounts and transactions are eliminated in consolidation. The Company evaluates investments including joint ventures, low income housing tax credit partnerships and other limited partnerships to determine if the Company is required to consolidate the entities under the consolidation of variable interest entities accounting guidance.

Certain prior period items in these consolidated financial statements have been reclassified to conform to the current period presentation. The operations of certain businesses have been accounted for as discontinued operations. Accordingly, results of operations from prior periods have been reclassified to discontinued operations. Unless noted, discussions herein pertain to the Company’s continuing operations. The Company evaluated events or transactions occurring after September 30, 2009 through November 4, 2009 for potential recognition or disclosure in the financial statements. These consolidated financial statements reflect all adjustments, which are all normal and recurring in nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented, and should be read in conjunction with the consolidated financial statements of E*TRADE Financial Corporation included in the Company’s Current Report on Form 8-K filed May 14, 2009.

On April 1, 2009, the Company adopted the amended guidance for the recognition of OTTI for debt securities as well as the presentation of OTTI on the consolidated financial statements. In accordance with the amended guidance, the Company changed the presentation of the consolidated statement of loss to state “Net impairment” as a separate line item, as well as the credit and noncredit components of net impairment. Prior to this new presentation, OTTI was included in the “Gains (losses) on loans and securities, net” line item on the consolidated statement of loss.

During the third quarter of 2009, the Company added a new operating expense line item to the consolidated statement of loss for FDIC insurance premiums. During the nine months ended September 30, 2009, these expenses increased to a level in which the Company believes a separate line item on the consolidated statement of loss is appropriate. FDIC insurance premium expenses were previously presented in the “Other operating expenses” line item.

The Company reports corporate interest income and corporate interest expense separately from operating interest income and operating interest expense. The Company believes reporting these two items separately provides a clearer picture of the financial performance of the Company’s operations than would a presentation that combined these two items. Operating interest income and operating interest expense is generated from the operations of the Company. Corporate debt, which is the primary source of the corporate interest expense, has been issued primarily in connection with the transaction with Citadel in 2007 and past acquisitions, such as Harrisdirect and BrownCo.

Similarly, the Company reports gains (losses) on sales of investments, net separately from gains (losses) on loans and securities, net. The Company believes reporting these two items separately provides a clearer picture of the financial performance of its operations than would a presentation that combined these two items. Gains (losses) on loans and securities, net are the result of activities in the Company’s operations, namely its balance sheet management segment. Gains (losses) on sales of investments, net relate to historical equity investments of the Company at the corporate level and are not related to the ongoing business of the Company’s operating subsidiaries.

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

Debt Exchange—In the third quarter of 2009, the Company obtained shareholder approval for and completed the Debt Exchange, which was an offer to exchange $1.7 billion aggregate principal amount of its 12 1/2% Notes and 8% Notes for an equal principal amount of newly-issued non-interest-bearing convertible debentures(1). The Debt Exchange was accounted for as a debt extinguishment at fair value with the resulting loss recognized in the consolidated statement of loss. The Company accounted for the Debt Exchange as a debt extinguishment, in accordance with debt modifications and extinguishments accounting guidance, primarily based on the Company’s assessment that the newly-issued non-interest-bearing convertible debentures were substantially different from the debt exchanged in the transaction.

The Debt Exchange resulted in a $968.3 million pre-tax non-cash loss on extinguishment of debt during the third quarter of 2009. The loss on the Debt Exchange resulted from the de-recognition of the debt that was exchanged and the corresponding recognition of the newly-issued non-interest-bearing convertible debentures at fair value. The loss was composed of two main components: 1) the difference between the fair value of the newly-issued non-interest-bearing convertible debentures and the face amount of the exchanged debt, which resulted in a $725.0 million premium on the new debt; and 2) the realization of the $243.3 million discount on the debt that was exchanged. The fair value(2) of the newly-issued non-interest-bearing convertible debentures was greater than the face amount of the debt that was exchanged primarily due to the significant increase in the Company’s stock price from June 22, 2009, the date on which the conversion price was established, to August 25, 2009, the date on which the Debt Exchange was consummated. The time delay was due to the required shareholder approval prior to consummation of the Debt Exchange, which occurred at a special meeting on August 19, 2009. The remaining $243.3 million component of the loss represented an acceleration of the interest expense that otherwise would have been recorded in future periods. Prior to the consummation of the Debt Exchange, this discount was being accreted into interest expense over the life of the exchanged debt under the effective interest method.

The loss on the Debt Exchange did not significantly impact the Company’s shareholders’ equity as the loss was substantially offset by a simultaneous increase in additional paid-in capital related to the amortization of the

(1)	For further details on the newly-issued non-interest-bearing convertible debentures see Note 9—Corporate Debt.
(2)	For further details on the fair value of the newly-issued non-interest-bearing convertible debentures see Note 3—Fair Value Disclosures.

premium on the newly-issued non-interest-bearing convertible debentures. The $725.0 million premium was offset by $17.5 million in capitalized debt issuance costs that resulted in a net premium on the newly-issued non-interest-bearing convertible debentures of $707.5 million. If the newly-issued convertible debentures had been interest-bearing, the net premium would have been amortized into interest expense over the life of the convertible debentures under the effective interest method. However, since the newly-issued convertible debentures are non-interest-bearing, the amortization of the premium would have resulted in the Company recording interest income on a liability (a negative yield). Based on the accounting guidance for similar debt instruments, the Company immediately amortized the entire net premium to additional paid-in capital.

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

Available-for-Sale Mortgage-Backed and Investment Securities—The Company classified its debt securities and marketable equity securities as either trading or available-for-sale. None of the Company’s debt or marketable equity securities were classified as held-to-maturity as of September 30, 2009 or December 31, 2008.

Available-for-sale securities consist primarily of debt securities, specifically residential mortgage-backed securities, as of September 30, 2009 and December 31, 2008. Securities classified as available-for-sale are carried at fair value, with the unrealized gains and losses reflected as a component of accumulated other comprehensive loss, net of tax. Realized and unrealized gains or losses on available-for-sale debt securities are computed using the specific identification method. Amortization or accretion of premiums and discounts are recognized in interest income using the interest method over the life of the security. Realized gains and losses on available-for-sale debt securities, other than OTTI, are included in the gains (losses) on loans and securities, net line item. OTTI is included in the net impairment line item. Interest earned on available-for-sale debt securities is included in operating interest income. Available-for-sale securities that have an unrealized loss (impaired securities) are evaluated for OTTI at each balance sheet date.

Beginning in the second quarter of 2009, the Company’s OTTI evaluation for available-for-sale debt securities reflects the Company’s adoption of the amended OTTI accounting guidance. The Company considers OTTI for an available-for-sale debt security to have occurred if one of the following conditions are met: the Company intends to sell the impaired debt security; it is more likely than not that the Company will be required to sell the impaired debt security before recovery of the security’s amortized cost basis; or the Company does not expect to recover the entire amortized cost basis of the security. For impaired available-for-sale debt securities that the Company does not intend to sell and it is not more likely than not that the Company will be required to sell before recovery of the security’s amortized cost basis, the Company uses both qualitative and quantitative valuation measures to evaluate whether the Company expects to recover the entire amortized cost basis of the security. The Company considers all available information relevant to the collectability of the security, including credit enhancements, security structure, vintage, credit ratings and other relevant collateral characteristics.

Margin Receivables—At September 30, 2009, the fair value of securities that the Company received as collateral in connection with margin receivables and stock borrowing activities, where the Company is permitted to sell or re-pledge the securities, was approximately $4.7 billion. Of this amount, $1.3 billion had been pledged or sold at September 30, 2009 in connection with securities loans, bank borrowings and deposits with clearing organizations.

Loans, Net—Loans, net consists of real estate and consumer loans that management has the intent and ability to hold for the foreseeable future or until maturity, also known as loans held for investment. Loans, net also includes loans held for sale, which represent loans originated through, but not yet purchased by, a third party company that the Company partnered with to provide access to real estate loans for its customers. There is a short time period after closing in which the Company records the originated loan as held for sale prior to the third party company purchasing the loan. The Company’s commitment to sell mortgage loans was the same balance as the loans held for sale at September 30, 2009.

Loans that are held for investment are carried at amortized cost adjusted for charge-offs, net, allowance for loan losses, deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans. Loan fees and certain direct loan origination costs are deferred and the net fee or cost is recognized in operating interest income using the interest method over the contractual life of the loans. Premiums and discounts on purchased loans are amortized or accreted into income using the interest method over the remaining period to contractual maturity and adjusted for actual prepayments. Modified loans in which economic concessions were granted to borrowers experiencing financial difficulty are considered TDRs.

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

For loans that are not specifically identified for impairment, the allowance is assessed in accordance with the loss contingencies accounting guidance. The estimate of the allowance for loan losses is based on a variety of factors, including the composition and quality of the portfolio; delinquency levels and trends; current and historical charge-off and loss experience; current industry charge-off and loss experience; the condition of the real estate market and geographic concentrations within the loan portfolio; the interest rate climate; the overall availability of housing credit; and general economic conditions. The Company’s one- to four-family and home equity loan portfolios are separated into risk segments based on key risk factors, which include but are not limited to channel of loan origination, documentation type, loan product type and LTV ratio. Based upon the segmentation, probable losses are determined with expected loss rates in each segment. The additional protection provided by mortgage insurance and the CDS has been factored into the expected loss on defaulted mortgage loans. The expected recovery from the liquidation of foreclosed real estate and expected recoveries from loan sellers related to contractual guarantees are also factored into the expected loss on defaulted mortgage loans. For the consumer and other loan portfolio, management establishes loss estimates for each consumer portfolio based on credit characteristics and observation of the existing markets. The expected recoveries from the sale of repossessed collateral are factored into the expected loss on defaulted consumer loans based on current liquidation experience. Loan losses are charged and recoveries are credited to the allowance for loan losses. The allowance for loan losses is typically equal to management’s estimate of loan charge-offs in the twelve months following the balance sheet date. Management believes this level is representative of probable losses inherent in the loan portfolio at the balance sheet date.

For modified loans accounted for as TDRs, the Company establishes a specific allowance. The impairment of a loan is measured using a discounted cash flow analysis. A specific allowance is established to the extent that the recorded investment exceeds the discounted cash flows of a TDR with a corresponding charge to the provision for loan losses. The specific allowance for these individually impaired loans represents the expected loss over the remaining life of the loan, including the economic concession to the borrower.

Determining the adequacy of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain. Subsequent evaluations of the loan portfolio, in light of the factors then prevailing, may result in significant changes in the allowance for loan losses in future periods.

Gains (Losses) on Loans and Securities, Net—Gains (losses) on loans and securities, net includes gains or losses resulting from the sale of available-for-sale securities; gains or losses on trading securities; gains or losses resulting from sales of loans; hedge ineffectiveness; and gains or losses on derivative instruments that are not accounted for as hedging instruments. Gains or losses resulting from the sale of loans are recognized at the date of settlement and are based on the difference between the cash received and the carrying value of the related loans, less related transaction costs. Nonrefundable fees and direct costs associated with the origination of mortgage loans are deferred and recognized when the related loans are sold. Gains or losses resulting from the sale of available-for-sale securities are recognized at the trade date, based on the difference between the anticipated proceeds and the amortized cost of the specific securities sold.

Net Impairment—Net impairment includes OTTI net of the noncredit portion of OTTI on available-for-sale debt securities recognized through other comprehensive income (loss) (before tax). If the Company intends to sell an impaired available-for-sale debt security or if it is more likely than not that the Company will be required to sell the impaired available-for-sale debt security before recovery of the security’s amortized cost basis, the Company will recognize OTTI in earnings equal to the entire difference between the security’s amortized cost basis and the security’s fair value. If the Company does not intend to sell the impaired available-for-sale debt security and it is not more likely than not that the Company will be required to sell the impaired available-for-sale debt security before recovery of its amortized cost basis but the Company does not expect to recover the entire amortized cost basis of the security, the Company will separate OTTI into two components: 1) the amount related to credit loss, recognized in earnings; and 2) the noncredit portion of OTTI, recognized through other comprehensive income (loss). If the impairment of an available-for-sale equity security is determined to be other-than-temporary, the Company will recognize OTTI in earnings equal to the entire difference between the security’s amortized cost basis and the security’s fair value.

New Accounting Guidance—Below is the new accounting guidance that relates to activities in which the Company is engaged.

Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the Financial Accounting Standards Board (“FASB”) amended the disclosure requirements about derivative instruments and hedging activities. The amendments became effective on January 1, 2009 for the Company. The Company’s disclosures about derivative instruments and hedging activities in Note 6—Accounting for Derivative Instruments and Hedging Activities reflect the adoption of the amended disclosure requirements.

Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies

In April 2009, the FASB amended the accounting and disclosure guidance for business combinations to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The amended accounting and disclosure guidance is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after January 1, 2009 for the Company and had no impact on its financial condition, results of operations or cash flows.

Interim Disclosures about Fair Value of Financial Instruments

In April 2009, the FASB amended the disclosure guidance about the fair value of financial instruments to require the fair value disclosures for interim reporting periods of publicly traded companies as well as in annual financial statements. The Company’s disclosures about the fair value of financial instruments in Note 3—Fair Value Disclosures reflect the adoption of the amended disclosure guidance.

Recognition and Presentation of Other-Than-Temporary Impairments

In April 2009, the FASB amended the OTTI accounting guidance for debt securities and the presentation and disclosure requirements of OTTI on debt and equity securities in the financial statements. The amended accounting guidance did not amend existing recognition and measurement guidance related to OTTI of equity securities. The Company adopted the amended guidance on April 1, 2009. As a result of the adoption, the Company recognized a $20.2 million after-tax increase to beginning retained earnings and a corresponding offset in accumulated other comprehensive loss on the consolidated balance sheet as of April 1, 2009. For additional information regarding the adoption of this amended accounting and disclosure guidance, see Note 4—Available-for-Sale Mortgage-Backed and Investment Securities.

Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly

In April 2009, the FASB amended the fair value measurements accounting guidance to provide additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. The amended accounting guidance also included guidance on identifying circumstances that indicate a transaction is not orderly. The Company adopted this amended accounting guidance on April 1, 2009. The adoption of this guidance did not have a material impact on the Company’s financial condition, results of operations or cash flows.

Subsequent Events

In May 2009, the FASB established general standards of accounting and disclosure for events that occur after the balance sheet date but before financial statements are issued (subsequent events). The two types of subsequent events include those that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements (recognized subsequent events), and those that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date (nonrecognized subsequent events). The Company’s adoption of the general standards of accounting and disclosure for subsequent events in the second quarter of 2009 did not have a material impact on the Company’s financial condition, results of operations or cash flows.

Accounting for Transfers of Financial Assets

In June 2009, the FASB amended the derecognition provisions in the accounting guidance for transfers and servicing, including the removal of the concept of qualifying special-purpose entities (“QSPEs”). The amended derecognition provisions will be effective for financial asset transfers occurring after the beginning of the first fiscal year that begins after November 15, 2009, or January 1, 2010 for the Company. The Company is currently evaluating the impact of the amended derecognition provisions on its financial condition, results of operations and cash flows in future periods.

Consolidation of Variable Interest Entities

In June 2009, the FASB amended the accounting and disclosure guidance for the consolidation of variable interest entities. The amended accounting guidance requires the reconsideration of previous conclusions related to the consolidation of variable interest entities, including whether an entity is a variable interest entity and whether the Company is the variable interest entity’s primary beneficiary. The amended accounting guidance carries forward the scope of the previous accounting guidance for the consolidation of variable interest entities, with the addition of entities previously considered QSPEs. The amended accounting and disclosure guidance will be effective as of the beginning of the first fiscal year that begins after November 15, 2009, or January 1, 2010 for the Company. The Company is currently evaluating the impact of the amended accounting guidance on its financial condition, results of operations and cash flows in future periods.

The FASB Accounting Standards Codification™ and the Hierarchy of GAAP

In June 2009, the FASB established the FASB Accounting Standards Codification™ (“the Codification”) as the source of authoritative GAAP. Rules and interpretative releases of the SEC under federal securities laws also continue to be a source of authoritative GAAP for the Company. All guidance contained in the Codification carries an equal level of authority. This Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009, or September 30, 2009 for the Company. The adoption of the Codification as the source of authoritative GAAP had no impact on the Company’s financial condition, results of operations or cash flows.

Fair Value Measurements and Disclosures–Measuring Liabilities at Fair Value

In August 2009, the FASB amended the fair value measurements accounting guidance for measuring the fair value of liabilities. The amended accounting guidance clarifies that the quoted price for an identical liability, when traded as an asset in an active market, is also a Level 1 measurement for that liability when no adjustment to the quoted price is required. In the absence of a Level 1 measurement, the amended accounting guidance clarifies that the Company must use a valuation technique that uses a quoted price or a valuation technique based on the amount the Company would pay to transfer the identical liability or receive to enter into an identical liability. The amended accounting guidance is effective for the first interim or annual reporting period beginning after August 2009, or December 31, 2009 for the Company. The Company does not expect the adoption of the amended fair value measurements accounting guidance for measuring the fair value of liabilities to have a material impact on its financial condition, results of operations or cash flows in future periods.

Income Taxes–Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosure Amendments for Nonpublic Entities

In September 2009, the FASB provided additional implementation guidance related to accounting for uncertainty in income taxes and amended the disclosure requirements for nonpublic entities. The implementation guidance was not intended to change practice and did not change other income tax accounting guidance. The implementation guidance provided guidance on the following: 1) what constitutes a tax position for a pass-through or not-for-profit entity; 2) determining when an income tax is attributed to the reporting entity or its owners; and 3) application of accounting for uncertainty in income taxes to a group of related entities composed of both taxable and nontaxable entities. As the Company is currently applying the standards for accounting for uncertainty in income taxes, the implementation guidance became effective for interim and annual periods ending after September 15, 2009, or September 30, 2009 for the Company. The Company’s adoption of this guidance did not have an impact on its financial condition, results of operations or cash flows in future periods.

NOTE 2—OPERATING INTEREST INCOME AND OPERATING INTEREST EXPENSE

The following table shows the components of operating interest income and operating interest expense from continuing operations (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Operating interest income:
Loans, net	$276,846	$379,195	$882,683	$1,232,872
Mortgage-backed and investment securities	105,263	109,125	362,401	315,864
Margin receivables	37,832	72,291	96,181	238,610
Other	20,097	43,460	70,928	142,390

Total operating interest income	440,038	604,071	1,412,193	1,929,736

Operating interest expense:
Deposits	(37,320)	(147,132)	(187,850)	(485,547)
Repurchase agreements and other borrowings	(48,527)	(71,648)	(170,209)	(235,212)
FHLB advances	(30,150)	(50,062)	(105,506)	(172,473)
Other	(2,663)	(10,455)	(8,998)	(42,595)

Total operating interest expense	(118,660)	(279,297)	(472,563)	(935,827)

Net operating interest income	$321,378	$324,774	$939,630	$993,909

NOTE 3—FAIR VALUE DISCLOSURES

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the Company may use various valuation approaches, including market, income and/or cost approaches. The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Fair value is a market-based measure considered from the perspective of a market participant. As such, even when market assumptions are not readily available, the Company’s own assumptions reflect those that market participants would use in pricing the asset or liability at the measurement date. The fair value measurement accounting guidance describes the following three levels used to classify fair value measurements:

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

Recurring Fair Value Measurement Techniques

U.S. Treasury and Agency Debentures

The fair value measurements of U.S. Treasury and agency debentures are generally classified as Level 1 or Level 2 of the fair value hierarchy based on the market activity for these instruments. The fair value measurements of U.S. Treasury securities are classified as Level 1 of the fair value hierarchy as they are based on quoted market prices in active markets. The fair value measurements of agency debentures are generally classified as Level 2 of the fair value hierarchy as they are based on quoted market prices that can be derived from assumptions observable in the marketplace.

Agency Mortgage-backed Securities and Collateralized Mortgage Obligations

Agency mortgage-backed securities include to be announced securities and mortgage pass-through certificates. The fair value of agency mortgage-backed securities is determined using quoted market prices, recent market transactions and spread data for similar instruments. Agency mortgage-backed securities are generally categorized in Level 2 of the fair value hierarchy. Agency CMOs include collateralized mortgage obligations backed by agency-guaranteed loans. The fair value of agency CMOs is determined using recent market transactions. Agency CMOs are generally categorized in Level 2 of the fair value hierarchy.

Non-agency Collateralized Mortgage Obligations

Non-agency CMOs are typically valued using market observable data, when available, including recent market transactions. The Company also utilized a pricing service to corroborate the market observability of the Company’s inputs used in the fair value measurements. The valuations of non-agency CMOs reflect the Company’s best estimate of what market participants would consider in pricing the financial instruments. The Company considers the price transparency for these financial instruments to be a key determinant of the degree of judgment involved in determining the fair value. As of September 30, 2009, the majority of the Company’s non-agency CMOs were categorized in Level 3 of the fair value hierarchy.

Municipal Bonds and Corporate Bonds

For municipal bonds and corporate bonds, the Company’s valuation utilized pricing service valuations corroborated by recent market transactions for similar or identical bonds. Municipal bonds and corporate bonds are generally categorized in Level 2 of the fair value hierarchy.

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

Securities Owned and Securities Sold, Not Yet Purchased

Securities transactions entered into by certain broker-dealer subsidiaries are included in trading securities and securities sold, not yet purchased in the Company’s fair value disclosures. For equity securities, the Company’s definition of actively traded is based on average daily volume and other market trading statistics. The fair value of securities owned and securities sold, not yet purchased is determined using listed or quoted market prices and are generally categorized in Level 1 or Level 2 of the fair value hierarchy.

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

Recurring Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis are summarized below (dollars in thousands):

	Level 1	Level 2	Level 3	Fair Value
September 30, 2009:
Assets
Investments required to be segregated under federal or other regulations(1)	$1,499,953	$—	$—	$1,499,953
Trading securities	20,892	4,637	15,354	40,883
Available-for-sale securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	—	7,792,390	—	7,792,390
Non-agency CMOs and other	—	203,252	271,837	475,089

Total residential mortgage-backed securities	—	7,995,642	271,837	8,267,479

Investment securities:
Debt securities:
Agency debentures	—	3,185,460	—	3,185,460
Municipal bonds	—	39,553	—	39,553
Corporate bonds	—	16,334	—	16,334

Total debt securities	—	3,241,347	—	3,241,347
Public traded equity securities:
Corporate investments	—	689	175	864

Total investment securities	—	3,242,036	175	3,242,211

Total available-for-sale securities	—	11,237,678	272,012	11,509,690

Other assets:
Derivative assets	—	93,904	—	93,904
Deposits with clearing organizations(1)	30,000	—	—	30,000
Servicing rights	—	—	6,100	6,100

Total other assets measured at fair value on a recurring basis	30,000	93,904	6,100	130,004

Total assets measured at fair value on a recurring basis(2)	$1,550,845	$11,336,219	$293,466	$13,180,530

Liabilities
Derivative liabilities	$—	$235,250	$—	$235,250
Securities sold, not yet purchased	17,107	2,210	—	19,317

Total liabilities measured at fair value on a recurring basis(2)	$17,107	$237,460	$—	$254,567

(1)	Represents U.S. Treasuries held by a broker-dealer subsidiary.
(2)	Assets and liabilities measured at fair value on a recurring basis represented 27% and less than 1% of the Company’s total assets and total liabilities, respectively.

	Level 1	Level 2	Level 3	Fair Value

December 31, 2008:
Assets
Trading securities	$2,363	$19,712	$33,406	$55,481

Available-for-sale securities:
Residential mortgage-backed securities	—	10,408,528	304,661	10,713,189
Investment securities	—	92,735	170	92,905

Total available-for-sale securities	—	10,501,263	304,831	10,806,094

Other assets:
Derivative assets	—	137,308	8	137,316
Deposits with clearing organizations(1)	28,000	11,659	—	39,659
Servicing rights	—	—	6,478	6,478

Total other assets measured at fair value on a recurring basis	28,000	148,967	6,486	183,453

Total assets measured at fair value on a recurring basis(2)	$30,363	$10,669,942	$344,723	$11,045,028

Liabilities
Derivative liabilities	$—	$484,681	$500	$485,181
Securities sold, not yet purchased	1,844	4,926	—	6,770

Total liabilities measured at fair value on a recurring basis(2)	$1,844	$489,607	$500	$491,951

(1)	Represents U.S. Treasuries and other investment securities held by broker-dealer subsidiaries.
(2)	Assets and liabilities measured at fair value on a recurring basis represented 23% and 1% of the Company’s total assets and total liabilities, respectively.

Both observable and unobservable inputs may be used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, the realized and unrealized gains and losses for assets and liabilities within the Level 3 category presented in the tables below may include changes in fair value that were attributable to both observable and unobservable inputs. The following tables present additional information about Level 3 assets and liabilities measured at fair value on a recurring basis for the three and nine months ended September 30, 2009 and 2008, respectively (dollars in thousands):

		Realized and Unrealized Gains (Losses)
	June 30, 2009	Included in Earnings(1)	Included in Other Comprehensive Income	Total (2)	Purchases, Sales, Other Settlements and Issuances Net	Net Transfers In and/or (Out) of Level 3	September 30, 2009
Trading securities	$12,172	$305	$—	$305	$(563)	$3,440	$15,354

Available-for-sale securities:
Non-agency CMOs and other	$274,385	$(19,229)	$27,397	$8,168	$(19,869)	$9,153	$271,837
Corporate investments	$170	$—	$5	$5	$—	$—	$175
Servicing rights	$7,148	$(1,048)	$—	$(1,048)	$—	$—	$6,100

(1)	The majority of realized and unrealized gains (losses) included in earnings are reported in the net impairment line item.
(2)	The majority of total realized and unrealized gains (losses) were related to Level 3 instruments held at September 30, 2009.

		Realized and Unrealized Gains (Losses)
	June 30, 2008	Included in Earnings(1)	Included in Other Comprehensive Loss	Total(2)	Purchases, Sales, Other Settlements and Issuances Net	Net Transfers In and/or (Out) of Level 3	September 30, 2008
Trading securities	$22,919	$1,079	$—	$1,079	$(463)	$—	$23,535

Available-for-sale securities:
Residential mortgage-backed securities	$316,058	$(17,884)	$(37,309)	$(55,193)	$(20,853)	$122,751	$362,763
Investment securities	$1,753	$(213)	$(609)	$(822)	$4	$—	$935
Servicing rights	$8,755	$(466)	$—	$(466)	$—	$—	$8,289
Derivative instruments, net(3)	$(746)	$204	$—	$204	$(19)	$—	$(561)

(1)	The majority of realized and unrealized gains (losses) included in earnings are reported in the net impairment line item.
(2)	The majority of total realized and unrealized gains (losses) were related to Level 3 instruments held at September 30, 2008.
(3)	Represents derivative assets net of derivative liabilities for presentation purposes only.

		Realized and Unrealized Gains (Losses)
	December 31, 2008	Included in Earnings(1)	Included in Other Comprehensive Income	Total(2)	Purchases, Sales, Other Settlements and Issuances Net	Net Transfers In and/or (Out) of Level 3	September 30, 2009
Trading securities	$33,406	$(648)	$—	$(648)	$(20,850)	$3,446	$15,354

Available-for-sale securities:
Non-agency CMOs and other	$304,661	$(64,803)	$69,310	$4,507	$(73,131)	$35,800	$271,837
Corporate investments	$170	$—	$5	$5	$—	$—	$175
Servicing rights	$6,478	$(378)	$—	$(378)	$—	$—	$6,100
Derivative instruments, net(3)	$(492)	$492	$—	$492	$—	$—	$—

(1)	The majority of realized and unrealized gains (losses) included in earnings are reported in the net impairment line item.
(2)	The majority of total realized and unrealized gains (losses) were related to Level 3 instruments held at September 30, 2009.
(3)	Represents derivative assets net of derivative liabilities for presentation purposes only.

		Realized and Unrealized Gains (Losses)
	January 1, 2008	Included in Earnings(1)	Included in Other Comprehensive Loss	Total(2)	Purchases, Sales, Other Settlements and Issuances Net	Net Transfers In and/or (Out) of Level 3	September 30, 2008
Trading securities	$37,795	$(2,551)	$—	$(2,551)	$(9,381)	$(2,328)	$23,535

Available-for-sale securities:
Residential mortgage-backed securities	$768,815	$(65,191)	$(117,326)	$(182,517)	$(60,772)	$(162,763)	$362,763
Investment securities	$2,117	$(213)	$(1,094)	$(1,307)	$125	$—	$935
Servicing rights	$8,282	$(323)	$—	$(323)	$330	$—	$8,289
Derivative instruments, net(3)	$(3,644)	$2,827	$—	$2,827	$256	$—	$(561)

(1)	The majority of realized and unrealized gains (losses) included in earnings are reported in the net impairment line item.
(2)	The majority of total realized and unrealized gains (losses) were related to Level 3 instruments held at September 30, 2008.
(3)	Represents derivative assets net of derivative liabilities for presentation purposes only.

Level 3 Assets and Liabilities

Level 3 assets and liabilities included instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. While the Company’s fair value estimates of Level 3 instruments utilized observable inputs where available, the valuation included significant management judgment in determining the relevance and reliability of market information considered and the financial instruments were therefore classified as Level 3. The Company’s transfers in and out of Level 3 are as of the beginning of the reporting period on a quarterly basis. As of September 30, 2009, less than 1% of the Company’s total assets and none of its total liabilities represented instruments measured at fair value on a recurring basis categorized as Level 3.

Nonrecurring Fair Value Measurements

The Company measures certain other assets at fair value on a nonrecurring basis: 1) one- to four-family and home equity loans in which the amount of the loan balance in excess of the estimated current property value has been charged off; and 2) real estate acquired through foreclosure that has been recorded at the lower of the property’s carrying value or fair value, less estimated selling costs. The following table presents the losses associated with the assets measured at fair value on a nonrecurring basis during the three and nine months ended September 30, 2009 and 2008 and still held on the consolidated balance sheet as of the periods presented (dollars in thousands):

	Carrying Value		Losses
	As of September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008	2009	2008
One- to four-family and home equity loans(1)	$661,288	$196,532	$142,888	$58,719	$303,684	$95,660
REO(2)	$60,016	*	$12,531	*	$19,902	*

*

As the fair value accounting guidance for nonfinancial assets that are recognized or disclosed at fair value on a nonrecurring basis was not adopted by the Company until January 1, 2009, the disclosure is excluded for periods presented prior to the adoption date.

(1)

The fair value measurements of one- to four-family and home equity loans, regardless of whether or not the loans were held on the consolidated balance sheet as of the periods presented, resulted in charge-offs totaling $159.8 million and $396.9 million for the three and nine months ended September 30, 2009, respectively, and $68.1 million and $145.2 million for the three and nine months ended September 30, 2008, respectively.

(2)

The fair value measurements of REO, regardless of whether or not the REO was held on the consolidated balance sheet as of the periods presented, resulted in losses totaling $13.2 million and $37.2 million for the three and nine months ended September 30, 2009, respectively.

Property valuations are based on the most recent property value data available, which may include appraisals, prices for identical or similar properties, broker price opinions or home price indices. These fair value measurements were classified as Level 3 of the fair value hierarchy as the majority of the valuations included Level 3 inputs that were significant to the estimate of fair value.

Debt Exchange

In the third quarter of 2009, the Company obtained shareholder approval for and completed the Debt Exchange, which was an offer to exchange $1.7 billion aggregate principal amount of its 12 1/2% Notes and 8% Notes for an equal principal amount of newly-issued non-interest-bearing convertible debentures(1). The Debt Exchange was accounted for as a debt extinguishment(2) at fair value with the resulting loss recognized in the

(1)	For further details on the newly-issued non-interest-bearing convertible debentures see Note 9—Corporate Debt.
(2)	For further details on the accounting for the Debt Exchange see Note 1—Organization, Basis of Presentation and Summary of Significant Accounting Policies.

consolidated statement of loss. The Company’s methodology for determining the fair value of the non-interest-bearing convertible debentures was based on the following three factors: 1) intrinsic value of the underlying stock; 2) value of the 10-year put option; and 3) liquidity discount.

The most significant factor in the valuation of the non-interest-bearing convertible debentures was the intrinsic value of the underlying stock, which represented the value of the underlying shares of the Company’s stock at the date of exchange. The fair value of the non-interest-bearing convertible debentures was greater than the face amount of the corporate debt that was exchanged primarily due to the significant increase in the Company’s stock price from June 22, 2009, the date on which the conversion price was established, to August 25, 2009, the date on which the Debt Exchange was consummated. The other inputs to the valuation of the non-interest-bearing convertible debentures included the value of the 10-year put option and a liquidity discount. The value of the 10-year put option represented the value associated with creditors’ option to receive cash equal to the face value of the non-interest-bearing convertible debentures at the end of 10 years in lieu of converting the non-interest-bearing convertible debentures into common stock. The liquidity discount represented the Company’s consideration that the non-interest-bearing convertible debentures are not as liquid as the Company’s stock or might not be readily tradable once issued and that future conversions would be subject to certain limitations.

The following table outlines the Company’s fair value measurement of the non-interest-bearing convertible debentures, including the fair value of each individual component, using the $1.35 closing stock price on August 25, 2009, the date of consummation of the Debt Exchange (dollars in thousands):

August 25, 2009
Intrinsic value of the underlying stock	$2,273,222
Value of 10-year put option	467,699
Liquidity discount	(274,092)

Estimated fair value of convertible debentures(1)	$2,466,829

(1)	The Company classified this fair value measurement as Level 3 of the fair value hierarchy as the liquidity discount represented an unobservable input significant to the fair value measurement.

Disclosures about Fair Value of Financial Instruments

The fair value measurements accounting guidance also requires the disclosure of the estimated fair value of financial instruments not otherwise disclosed above. Different market assumptions and estimation methodologies could significantly affect estimated fair value amounts. The fair value of financial instruments, not otherwise disclosed above, whose estimated fair value approximates carrying value is summarized as follows:

•	Cash and equivalents, cash required to be segregated, margin receivables and customer payables—Fair value is estimated to be carrying value.

•	Investment in FHLB stock—FHLB stock is carried at cost, which is considered to be a reasonable estimate of fair value.

The fair value of financial instruments whose estimated fair values were different from their carrying values is summarized below (dollars in thousands):

	September 30, 2009		December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Loans, net(1)	$20,259,974	$20,122,241	$24,451,852	$24,072,373

Liabilities
Deposits	$26,368,402	$26,399,674	$26,136,246	$26,194,430
Securities sold under agreements to repurchase	$6,469,589	$6,556,385	$7,381,279	$7,488,380
Other borrowings	$2,756,110	$2,592,733	$4,353,777	$4,349,862
Corporate debt(2)	$2,532,232	$3,801,383	$2,750,532	$1,645,136

(1)	The carrying value of loans, net includes the allowance for loan losses of $1.2 billion and $1.1 billion as of September 30, 2009 and December 31, 2008.
(2)

In the third quarter of 2009, the Company exchanged $1.7 billion aggregate principal amount of its corporate debt, including $1.3 billion principal amount of the 12 1/2% Notes and $0.4 billion principal amount of the 8% Notes for an equal principal amount of newly-issued non-interest-bearing convertible debentures. For further details on the convertible debentures, see Note 9—Corporate Debt.

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

•

Deposits—For sweep deposit accounts, money market and savings accounts and checking accounts, fair value is the amount payable on demand at the reporting date. For certificates of deposit and brokered certificates of deposit, fair value is estimated by discounting future cash flows at the currently offered rates for deposits of similar remaining maturities.

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

•

Corporate debt—Fair value is estimated using dealer pricing quotes. The fair value of the non-interest-bearing convertible debentures is directly related to the intrinsic value of the Company’s underlying stock. As the price of the Company’s stock increases relative to the conversion price, the fair value of the convertible debentures increases.

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

NOTE 4—AVAILABLE-FOR-SALE MORTGAGE-BACKED AND INVESTMENT SECURITIES

The amortized cost basis and estimated fair value of available-for-sale mortgage-backed and investment securities are shown in the following tables (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2009:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$7,730,140	$87,716	$(25,466)	$7,792,390
Non-agency CMOs and other	733,797	314	(259,022)	475,089

Total residential mortgage-backed securities	8,463,937	88,030	(284,488)	8,267,479

Investment securities:
Debt securities:
Agency debentures	3,175,240	11,664	(1,444)	3,185,460
Municipal bonds	42,468	—	(2,915)	39,553
Corporate bonds	25,419	2	(9,087)	16,334

Total debt securities	3,243,127	11,666	(13,446)	3,241,347
Publicly traded equity securities:
Corporate investments	175	689	—	864

Total investment securities	3,243,302	12,355	(13,446)	3,242,211

Total available-for-sale securities	$11,707,239	$100,385	$(297,934)	$11,509,690

December 31, 2008:
Residential mortgage-backed securities:
Agency mortgage-backed securities	$10,115,865	$82,663	$(87,715)	$10,110,813
Non-agency CMOs and other	920,474	14	(318,112)	602,376

Total residential mortgage-backed securities	11,036,339	82,677	(405,827)	10,713,189

Investment securities:
Debt securities:
Municipal bonds	100,706	1	(21,101)	79,606
Corporate bonds	25,454	14	(12,667)	12,801

Total debt securities	126,160	15	(33,768)	92,407
Publicly traded equity securities:
Corporate investments	532	285	(319)	498

Total investment securities	126,692	300	(34,087)	92,905

Total available-for-sale securities	$11,163,031	$82,977	$(439,914)	$10,806,094

Contractual Maturities

The contractual maturities of available-for-sale debt securities, including mortgage-backed and debt securities, at September 30, 2009 are shown below (dollars in thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$31	$18
Due within one to five years	2,817,133	2,825,915
Due within five to ten years	439,303	443,460
Due after ten years	8,450,597	8,239,433

Total available-for-sale debt securities	$11,707,064	$11,508,826

Other-Than-Temporary Impairment of Investments

The following tables show the fair value and unrealized losses on investments, aggregated by investment category, and the length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Values	Unrealized Losses	Fair Values	Unrealized Losses	Fair Values	Unrealized Losses
September 30, 2009:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$1,171,203	$(7,086)	$1,401,209	$(18,380)	$2,572,412	$(25,466)
Non-agency CMOs and other	38,644	(37,874)	408,041	(221,148)	446,685	(259,022)
Debt securities:
Agency debentures	1,556,302	(1,444)	—	—	1,556,302	(1,444)
Municipal bonds	—	—	39,550	(2,915)	39,550	(2,915)
Corporate bonds	19	(13)	16,290	(9,074)	16,309	(9,087)

Total temporarily impaired securities	$2,766,168	$(46,417)	$1,865,090	$(251,517)	$4,631,258	$(297,934)

December 31, 2008:
Residential mortgage-backed securities:
Agency mortgage-backed securities	$1,050,268	$(9,255)	$3,157,773	$(78,460)	$4,208,041	$(87,715)
Non-agency CMOs and other	53,836	(40,668)	522,313	(277,444)	576,149	(318,112)
Debt securities:
Agency debentures	—	—	—	—	—	—
Municipal bonds	—	—	79,595	(21,101)	79,595	(21,101)
Corporate bonds	39	(4)	12,719	(12,663)	12,758	(12,667)
Publicly traded equity securities:
Corporate investments	—	—	43	(319)	43	(319)

Total temporarily impaired securities	$1,104,143	$(49,927)	$3,772,443	$(389,987)	$4,876,586	$(439,914)

Effective April 1, 2009, the Company adopted the amended guidance for the recognition and presentation of OTTI for debt securities. The Company assessed whether it intends to sell, or whether it is more likely than not that the Company will be required to sell a security before recovery of its amortized cost basis less any current-period credit losses. For debt securities that are considered other-than-temporarily impaired and that the Company does not intend to sell and will not be required to sell prior to recovery of its amortized cost basis, the Company determines the amount of the impairment that is credit related and the amount due to all other factors. The credit loss component is recognized in earnings and is the difference between the security’s amortized cost basis and the present value of its expected future cash flows. The noncredit loss component is recognized through other comprehensive income (loss) and is the difference between the present value of its expected future cash flows and the fair value.

The Company does not believe that any individual unrealized loss in the available-for-sale portfolio as of September 30, 2009 represents a credit related impairment. The majority of the unrealized losses on mortgage-backed securities are attributable to changes in interest rates and a re-pricing of risk in the market. All agency mortgage-backed securities and CMOs and agency debentures are AAA-rated. Municipal bonds and corporate bonds are evaluated by reviewing the credit-worthiness of the issuer and general market conditions. The

Company does not intend to sell the securities in an unrealized loss position and it is not more likely than not that the Company will be required to sell the debt securities before the anticipated recovery of its remaining amortized cost of the securities in an unrealized loss position at September 30, 2009.

The majority of the Company’s available-for-sale portfolio consists of residential mortgage-backed securities. For residential mortgage-backed securities, the Company calculates the noncredit portion of OTTI by comparing the present value of the expected future cash flows with the amortized cost basis of the security. The expected future cash flows are determined using the remaining contractual cash flows adjusted for future credit losses. The estimate of expected future credit losses includes the following assumptions: 1) expected default rates based on current delinquency trends, foreclosure statistics of the underlying mortgages and loan documentation type; 2) expected loss severity based on the underlying loan characteristics, including loan-to-value, origination vintage and geography; and 3) expected loan prepayments and principal reduction based on current experience and existing market conditions that may impact the future rate of prepayments. The expected cash flows of the security are then discounted at the interest rate used to recognize interest income on the security to arrive at the present value amount. The following table presents a summary of the significant inputs considered in determining the measurement of credit loss as of September 30, 2009:

	September 30, 2009
	Weighted Average	Range
Default rate(1)	9%	1% - 45%
Loss severity	44%	40% - 60%
Prepayment rate	12%	8% - 25%

(1)	Represents the expected default rate for the next twelve months.

The following table presents a roll-forward of the credit loss component of the amortized cost of debt securities, which has non-credit loss recognized in other comprehensive loss and has credit loss recognized in earnings for the three and six months ended September 30, 2009 (dollars in thousands):

	Three Months Ended September 30, 2009	Six Months Ended September 30, 2009(1)
Credit loss balance, beginning of period	$109,731	$80,060
Additions:
Initial credit impairment	3	11,730
Subsequent credit impairment	19,226	37,170

Credit loss balance, end of period	$128,960	$128,960

(1)	The Company adopted the amended guidance for the recognition and presentation of OTTI for debt securities on April 1, 2009.

Within the securities portfolio, the highest concentration of credit risk is the non-agency CMO portfolio. The Company recognized $19.2 million and $67.7 million net impairment for non-agency CMO securities for the three and nine months ended September 30, 2009. For the three and nine months ended September 30, 2009, the Company concluded that approximately $155.5 million and $377.4 million of non-agency CMO securities were other-than-temporarily impaired as a result of deterioration in the expected credit performance of the underlying loans in the securities. These securities were written down to their estimated fair value by recording gross OTTI of $9.3 million and realizing previously recognized noncredit OTTI of $9.9 million that was reclassified from accumulated other comprehensive loss into earnings during the three months ended September 30, 2009. For the nine months ended September 30, 2009, the Company recorded gross OTTI of $227.8 million, of which $160.2 million was recorded as the noncredit portion of OTTI through other comprehensive income (loss) (before tax). For the three and nine months ended September 30, 2008, the Company recognized net impairment of $17.9 million and $61.6 million for non-agency CMO securities.

The detailed components of the gains (losses) on loans and securities, net line item on the consolidated statement of loss is shown below.

Gains (Losses) on Loans and Securities, Net

Gains (losses) on loans and securities, net are as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Losses on sales of loans, net	$(12,629)	$—	$(12,552)	$(783)
Gains (losses) on securities, net:
Gains on available-for-sale securities and other investments	66,297	5,489	187,394	22,073
Losses on available-for-sale securities and other investments	(17,994)	—	(30,261)	(4,107)
Gains (losses) on trading securities, net	6,174	(147,777)	5,336	(142,508)
Hedge ineffectiveness	131	373	522	2,891

Gains (losses) on securities, net	54,608	(141,915)	162,991	(121,651)

Gains (losses) on loans and securities, net	$41,979	$(141,915)	$150,439	$(122,434)

NOTE 5—LOANS, NET

Loans, net are summarized as follows (dollars in thousands):

	September 30, 2009	December 31, 2008
Loans held-for-sale	$6,290	$—
Loans receivable, net:
One- to four-family	11,177,177	12,979,844
Home equity	8,156,365	10,017,183
Consumer and other loans:
Recreational vehicle	1,347,647	1,570,116
Marine	366,516	424,595
Commercial	152,407	214,084
Other	83,268	89,875

Total consumer and other loans	1,949,838	2,298,670

Total loans receivable	21,283,380	25,295,697
Unamortized premiums, net	184,822	236,766
Allowance for loan losses	(1,214,518)	(1,080,611)

Total loans receivable, net	20,253,684	24,451,852

Total loans, net	$20,259,974	$24,451,852

The following table provides an analysis of the allowance for loan losses for the three and nine months ended September 30, 2009 and 2008 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Allowance for loan losses, beginning of period	$1,218,939	$635,883	$1,080,611	$508,164
Provision for loan losses	347,222	517,800	1,205,710	1,070,792
Charge-offs	(365,069)	(287,030)	(1,106,652)	(727,047)
Recoveries	13,426	7,569	34,849	2,313

Net charge-offs	(351,643)	(279,461)	(1,071,803)	(704,734)

Allowance for loan losses, end of period	$1,214,518	$874,222	$1,214,518	$874,222

The Company has a CDS on a portion of its first-lien residential real estate loan portfolio through a synthetic securitization structure that provides, for a fee, an assumption by a third party of a portion of the credit risk related to the underlying loans. As of September 30, 2009, the balance of the loans covered by the CDS was $2.4 billion, on which $26.4 million in losses had been recognized. The CDS provides protection for losses in excess of $4.0 million, but not to exceed approximately $30.3 million. During the second quarter of 2009, the Company began to receive cash recoveries from the CDS for amounts reported in excess of the $4.0 million threshold. The Company expects to recognize the remaining benefit over for the next twelve months, which is reflected in the allowance for loan losses as of September 30, 2009.

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

Included in our allowance for loan losses at September 30, 2009 was a specific allowance of $144.1 million that was established for TDRs. The specific allowance for these individually impaired loans represents the expected loss over the remaining life of the loan, including the economic concession to the borrower. The following table shows detailed information related to the Company’s modified loans accounted for as TDRs as of and for the three and nine months ended September 30, 2009 (dollars in thousands):

	Recorded Investment in TDRs(1)	Specific Valuation Allowance	Specific Valuation Allowance as a % of TDR Loans
September 30, 2009
One- to four-family	$174,867	$25,958	15%
Home equity	261,995	118,125	45%

Total(2)	$436,862	$144,083	33%

(1)

For the three and nine months ended September 30, 2009, the average recorded investment in TDR loans was $383.2 million and $233.8 million, respectively, and the interest income recognized on these loans was $1.4 million and $3.4 million, respectively.

(2)	At September 30, 2009, $389.2 million of TDRs had an associated specific valuation allowance and $47.7 million did not have an associated valuation allowance.

NOTE 6—ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company enters into derivative transactions primarily to protect against interest rate risk on the value of certain assets, liabilities and future cash flows. Derivative instruments designated in hedging relationships that mitigate exposure to the variability in expected future cash flows or other forecasted transactions are considered cash flow hedges. Derivative instruments in hedging relationships that mitigate exposure to changes in the fair value of assets or liabilities are considered fair value hedges. The Company is also required to recognize certain contracts and commitments as derivatives when the characteristics of those contracts and commitments meet the definition of a derivative. Each derivative is recorded on the balance sheet at fair value as a freestanding asset or liability. Cash flow and fair value ineffectiveness is re-measured on a quarterly basis. The following table summarizes the location and fair value amounts of derivative instruments reported in the consolidated balance sheet in accordance with the Company’s adoption of the amended disclosure requirements on January 1, 2009 (dollars in thousands):

	Fair Value
	Asset(1)	Liability(2)	Net(3)
September 30, 2009
Derivatives designated as hedging instruments:
Interest rate contracts:
Cash flow hedges	$87,230	$(235,250)	$(148,020)
Fair value hedges	6,674	—	6,674

Total derivatives designated as hedging instruments(4)	$93,904	$(235,250)	$(141,346)

(1)	Reflected in the other assets line item on the consolidated balance sheet.
(2)	Reflected in the accounts payable, accrued and other liabilities line item on the consolidated balance sheet.
(3)	Represents derivative assets net of derivative liabilities for presentation purposes only.
(4)	There were no derivatives not designated as hedging instruments as of September 30, 2009.

Cash Flow Hedges

The majority of the Company’s derivative instruments as of September 30, 2009 and December 31, 2008 were designated as cash flow hedges. These hedges, which include a combination of interest rate swaps, forward-starting swaps and purchased options, including caps and floors, are used primarily to reduce the variability of future cash flows associated with existing variable-rate liabilities and assets and forecasted issuances of liabilities.

The effective portion of changes in fair value of the derivative instruments that hedge cash flows is reported as a component of accumulated other comprehensive loss, net of tax in the consolidated balance sheet, for both active and terminated hedges. Amounts are then included in net operating interest income as a yield adjustment in the same period the hedged forecasted transaction affects earnings. The ineffective portion of changes in fair value of the derivative instrument is reported as a fair value adjustment in the gains (losses) on loans and securities, net line item in the consolidated statement of loss.

If it becomes probable that a hedged forecasted transaction will not occur, amounts included in accumulated other comprehensive loss related to the specific hedging instruments would be reclassified into the gains (losses) on loans and securities, net line item in the consolidated statement of loss. If hedge accounting is discontinued because a derivative instrument ceases to be a highly effective hedge; or is sold, terminated or de-designated, amounts included in accumulated other comprehensive loss related to the specific hedging instrument continue to be reported in other comprehensive income or loss until the forecasted transaction affects earnings. Derivative instruments no longer in hedging relationships continue to be recorded at fair value with changes in fair value being reported in the gains (losses) on loans and securities, net line item in the consolidated statement of loss.

The future issuances of liabilities, including repurchase agreements, are largely dependent on the market demand and liquidity in the wholesale borrowings market. As of September 30, 2009, the Company believes the forecasted issuance of all debt in cash flow hedge relationships is probable. However, unexpected changes in market conditions in future periods could impact the ability to issue this debt. The Company believes the forecasted issuance of debt in the form of repurchase agreements is most susceptible to an unexpected change in market conditions.

The following table summarizes information related to the Company’s interest rate contracts in cash flow hedge relationships, hedging variable-rate assets and liabilities and the forecasted issuances of liabilities (dollars in thousands):

	Notional Amount	Fair Value			Weighted-Average
		Asset	Liability	Net	Pay Rate	Receive Rate	Strike Rate	Remaining Life (Years)
September 30, 2009:
Pay-fixed interest rate swaps:
Repurchase agreements	$1,640,000	$—	$(195,045)	$(195,045)	4.88%	0.32%	N/A	9.48
FHLB advances	530,000	—	(36,061)	(36,061)	4.32%	0.30%	N/A	8.36
Purchased interest rate forward-starting swaps:
Repurchase agreements	250,000	—	(4,144)	(4,144)	3.74%	N/A	N/A	10.22
Purchased interest rate options(1):
Caps	1,935,000	24,094	—	24,094	N/A	N/A	4.85%	3.43
Floors	1,900,000	63,136	—	63,136	N/A	N/A	6.43%	1.71

Total cash flow hedges	$6,255,000	$87,230	$(235,250)	$(148,020)	4.64%	0.31%	5.63%	5.18

December 31, 2008:
Pay-fixed interest rate swaps:
Repurchase agreements	$2,080,000	$—	$(415,410)	$(415,410)	4.88%	2.61%	N/A	9.89
FHLB advances	330,000	—	(44,135)	(44,135)	4.50%	1.91%	N/A	7.85
Purchased interest rate forward-starting swaps:
Repurchase agreements	100,000	—	(11,254)	(11,254)	3.90%	N/A	N/A	10.15
Purchased interest rate options(1):
Caps	1,635,000	2,620	—	2,620	N/A	N/A	5.19%	3.13
Floors	1,900,000	99,473	—	99,473	N/A	N/A	6.43%	2.46

Total cash flow hedges	$6,045,000	$102,093	$(470,799)	$(368,706)	4.79%	2.52%	5.86%	5.62

(1)	Caps are used to hedge repurchase agreements. Floors are used to hedge home equity lines of credit.

Additionally, the Company enters into forward purchase and sale agreements, which are considered cash flow hedges, when the terms of the commitments exactly match the terms of the securities purchased or sold. As of September 30, 2009, there were no forward contracts accounted for as cash flow hedges.

The following table shows: 1) amounts recorded in accumulated other comprehensive loss related to derivative instruments accounted for as cash flow hedges; 2) amount of ineffectiveness recorded in earnings related to derivative instruments accounted for as cash flow hedges; 3) the notional amount and fair value of terminated derivative instruments accounted for as cash flow hedges for the periods presented; and 4) the amortization of terminated derivative instruments accounted for as cash flow hedges included in net operating interest income (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Impact on accumulated other comprehensive loss (net of tax):
Beginning balance	$(305,951)	$(145,305)	$(417,489)	$(132,223)
Unrealized gains (losses), net	(46,765)	(23,670)	50,044	(43,541)
Reclassifications into earnings, net	10,949	6,699	25,678	13,488

Ending balance	$(341,767)	$(162,276)	$(341,767)	$(162,276)

Cash flow hedge ineffectiveness(1)(2)	$131	$73	$522	$699

Derivatives terminated during the period:
Notional	$—	$2,510,000	$1,090,000	$5,600,000
Fair value of net gains (losses) recognized in accumulated other comprehensive loss	$—	$(127,900)	$(128,869)	$(199,495)
Amortization of terminated interest rate swaps and options included in net operating interest income	$(10,306)	$1,447	$(29,646)	$368

(1)

The amount of ineffectiveness recorded in earnings for cash flow hedges is equal to the excess of the cumulative change in the fair value of the actual derivative over the cumulative change in the fair value of a hypothetical derivative which is created to match the exact terms of the underlying instruments being hedged.

(2)	The cash flow hedge ineffectiveness is reflected in the gains (losses) on loans and securities, net line item.

During the upcoming twelve months, the Company expects to include a pre-tax amount of approximately $22.8 million of net unrealized gains that are currently reflected in accumulated other comprehensive loss in net operating interest income as a yield adjustment in the same periods in which the related items affect earnings. The losses accumulated in other comprehensive loss on the derivative instruments terminated shown in the preceding table will be included in net operating interest income over the periods the related items will affect earnings, ranging from 41 days to approximately 13 years.

The following table shows the balance in accumulated other comprehensive loss attributable to open cash flow hedges and discontinued cash flow hedges (dollars in thousands):

	As of September 30,
	2009	2008
Accumulated other comprehensive loss (net of tax) related to:
Open cash flow hedges	$(129,727)	$(46,858)
Discontinued cash flow hedges	(212,040)	(115,418)

Total cash flow hedges	$(341,767)	$(162,276)

The following table shows the balance in accumulated other comprehensive loss attributable to cash flow hedges by type of hedged item (dollars in thousands):

	As of September 30,
	2009	2008
Accumulated other comprehensive income (loss) related to:
Repurchase agreements	$(493,464)	$(206,386)
FHLB advances	(123,886)	(99,075)
Home equity lines of credit	67,515	54,582
Other	(904)	(1,124)

Total other comprehensive loss before tax	(550,739)	(252,003)
Tax benefit	208,972	89,727

Total cash flow hedges, net of tax	$(341,767)	$(162,276)

Fair Value Hedges

The Company uses interest rate swaps to offset its exposure to changes in value of certain fixed-rate liabilities. Changes in the fair value of the derivatives are recognized currently in the gains (losses) on loans and securities, net line item.

Fair value hedges are accounted for by recording the fair value of the derivative instrument and the change in fair value of the asset or liability being hedged on the consolidated balance sheet. To the extent that the hedge is ineffective, the changes in the fair values will not offset and the difference, or hedge ineffectiveness, is reflected in the gains (losses) on loans and securities, net line item in the consolidated statement of loss. Cash payments or receipts and related accruals during the reporting period on derivatives included in fair value hedge relationships are recorded as an adjustment to interest income or interest expense on the hedged item.

Hedge accounting is discontinued for fair value hedges if a derivative instrument ceases to be highly effective as a hedge or if the derivative is sold, terminated or de-designated. If fair value hedge accounting is discontinued, the net gain or loss on the underlying transactions being hedged is amortized to interest expense or interest income over the original forecasted period at the time of de-designation. Changes in the fair value of the derivative instruments after de-designation of fair value hedge accounting are recorded in the gains (losses) on loans and securities, net line item in the consolidated statement of loss. For a discontinued fair value hedge, the previously hedged item is no longer adjusted for changes in fair value.

The following table summarizes information related to the Company’s interest rate contracts in fair value hedge relationships (dollars in thousands):

	Notional Amount	Fair Value			Weighted-Average
		Asset	Liability	Net	Pay Rate	Receive Rate	Strike Rate	Remaining Life (Years)
September 30, 2009:
Receive-fixed interest rate swaps:
Corporate debt	$225,000	$6,674	$—	$6,674	3.86%	7.38%	N/A	3.96

Total fair value hedges	$225,000	$6,674	$—	$6,674	3.86%	7.38%	N/A	3.96

December 31, 2008:
Receive-fixed interest rate swaps:
Corporate debt	$414,500	$20,726	$—	$20,726	4.70%	7.38%	N/A	4.71
Brokered certificates of deposit	4,210	8	—	8	1.85%	5.38%	N/A	11.21

Total fair value hedges	$418,710	$20,734	$—	$20,734	4.67%	7.35%	N/A	4.77

The following table summarizes the effect of interest rate contracts designated and qualifying as hedging instruments in fair value hedges and related hedged items on the consolidated statement of loss in accordance with the Company’s adoption of the amended disclosure requirements on January 1, 2009 (dollars in thousands):

	Three months ended September 30, 2009		Nine months ended September 30, 2009
	Hedging Instrument	Hedged Item	Hedging Instrument	Hedged Item
Gains (losses) included in earnings:
Interest rate contracts:
Corporate debt	$(333)	$333	$(7,063)	$7,063
Brokered certificates of deposit	—	—	(8)	8

Total fair value hedges	$(333)	$333	$(7,071)	$7,071

There was no fair value hedge ineffectiveness for the three and nine months ended September 30, 2009 and $0.3 million and $2.2 million of fair value hedge ineffectiveness for the three and nine months ended September 30, 2008, respectively. The fair value hedge ineffectiveness is reflected in the gains (losses) on loans and securities, net line item.

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

The Company considered the impact of credit risk on the fair value measurement for derivative instruments, particularly those in net liability positions to counterparties, to be mitigated by the enforcement of credit support agreements, and the collateral requirements therein. The Company pledged approximately $211.2 million of its mortgage-backed securities as collateral related to its derivative contracts in net liability positions to counterparties as of September 30, 2009.

The Company’s credit risk analysis for derivative instruments also considered whether the cost to mitigate the credit loss exposure on derivative instruments in net asset positions would have resulted in material adjustments to the valuations. During the three and nine months ended September 30, 2009, the consideration of counterparty credit risk did not result in an adjustment to the valuation of the Company’s derivative instruments.

Impact on Liquidity

In the normal course of business, collateral requirements contained in the Company’s derivative instruments are enforced by the Company and its counterparties. Upon enforcement of the collateral requirements, the amount of collateral requested is typically based on the net fair value of all derivative instruments with the counterparty; that is derivative assets net of derivative liabilities at the counterparty level. If the Company were to be in violation of certain provisions of the derivative instruments, the counterparties to the derivative instruments could request payment or collateralization on derivative instruments. The Company expects such requests would be based on the fair value of derivative assets net of derivative liabilities at the counterparty level. The fair value of derivative instruments in net liability positions at the counterparty level was $170.4 million as of September 30, 2009. The fair value of the Company’s mortgage-backed securities pledged as collateral related to derivative contracts in net liability positions to counterparties, $211.2 million as of September 30, 2009, exceeded derivative instruments in net liability positions at the counterparty level by $40.8 million.

NOTE 7—DEPOSITS

Deposits are summarized as follows (dollars in thousands):

	Weighted-Average Rate		Amount		Percentage to Total
	September 30, 2009	December 31, 2008	September 30, 2009	December 31, 2008	September 30, 2009	December 31, 2008
Sweep deposit accounts(1)	0.07%	0.07%	$12,068,407	$9,650,431	45.8%	36.9%
Money market and savings accounts	0.58%	2.73%	11,963,920	12,692,729	45.4	48.6
Certificates of deposit	2.04%	3.37%	1,438,331	2,363,385	5.4	9.0
Checking accounts	0.26%	1.06%	764,161	991,477	2.9	3.8
Brokered certificates of deposit	4.51%	4.48%	133,583	438,224	0.5	1.7

Total deposits	0.44%	1.77%	$26,368,402	$26,136,246	100.0%	100.0%

(1)	A sweep product transfers brokerage customer balances to the Bank, which holds these funds as customer deposits in FDIC-insured demand deposits and money market deposit accounts.

NOTE 8—SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER BORROWINGS

The maturities of borrowings at September 30, 2009 and total borrowings at September 30, 2009 and December 31, 2008 are shown below (dollars in thousands):

	Repurchase Agreements	Other Borrowings		Total	Weighted Average Interest Rate
		FHLB Advances	Other
Years Ending December 31,
2009	$2,713,938	$850,000	$23,693	$3,587,631	0.36%
2010	1,080,816	—	1,312	1,082,128	0.58%
2011	1,374,835	—	111	1,374,946	0.87%
2012	100,000	—	—	100,000	2.19%
2013	100,000	—	—	100,000	2.11%
Thereafter	1,100,000	1,453,600	427,393	2,980,993	3.51%

Total borrowings at September 30, 2009	$6,469,589	$2,303,600	$452,509	$9,225,698	1.52%

Total borrowings at December 31, 2008	$7,381,279	$3,903,600	$450,177	$11,735,056	3.42%

Early Extinguishment of Debt

The Company recorded a loss on the early extinguishment of FHLB advances of $37.2 million and $50.6 million for the three and nine months ended September, 30, 2009, respectively, and a loss of $10.8 million for the nine months ended September 30, 2008. These losses are recorded in the gains (losses) on early extinguishment of debt line item in the consolidated statement of loss.

NOTE 9—CORPORATE DEBT

The Company’s corporate debt by type is shown below (dollars in thousands):

September 30, 2009	Face Value	Discount	Fair Value Adjustment(1)	Net
Interest-bearing notes:
Senior notes:
8% Notes, due 2011	$3,644	$—	$—	$3,644
7 3/8% Notes, due 2013	414,665	(3,618)	23,342	434,389
7 7/8% Notes, due 2015	243,177	(1,845)	11,714	253,046

Total senior notes	661,486	(5,463)	35,056	691,079
12 1/2% Springing lien notes, due 2017	875,530	(192,570)	8,597	691,557

Total interest-bearing notes	1,537,016	(198,033)	43,653	1,382,636

Non-interest-bearing debt:
0% Convertible debentures, due 2019	1,149,596	—	—	1,149,596

Total corporate debt	$2,686,612	$(198,033)	$43,653	$2,532,232

December 31, 2008	Face Value	Discount	Fair Value Adjustment(1)	Net
Senior notes:
8% Notes, due 2011	$435,515	$(1,763)	$13,855	$447,607
7 3/8% Notes, due 2013	414,665	(4,334)	32,435	442,766
7 7/8% Notes, due 2015	243,177	(2,071)	13,183	254,289

Total senior notes	1,093,357	(8,168)	59,473	1,144,662
12 1/2% Springing lien notes, due 2017	2,057,000	(460,515)	9,385	1,605,870

Total corporate debt	$3,150,357	$(468,683)	$68,858	$2,750,532

(1)	The fair value adjustment is related to changes in fair value of the debt while in a fair value hedge relationship.

Debt Exchange

In the third quarter of 2009, the Company received shareholder approval for and completed an offer to exchange $1.7 billion aggregate principal amount of its corporate debt, including $1.3 billion principal amount of the 12 1/2% Notes and $0.4 billion principal amount of the 8% Notes for an equal principal amount of newly-issued non-interest-bearing convertible debentures. The Company recorded a pre-tax non-cash charge of $968.3 million on the early extinguishment of debt related to the Debt Exchange in the third quarter of 2009. For further details regarding the accounting on the exchange of the corporate debt, see Note 1—Organization, Basis of Presentation and Summary of Significant Accounting Policies. As a result of the Debt Exchange, the Company reduced its annual corporate interest payments from approximately $360 million to approximately $160 million and eliminated any substantial debt maturities until 2013.

12 1/2% Springing Lien Notes

In November 2007 and January 2008, the Company issued an aggregate principal amount of $1.8 billion and $150 million of 12 1/2% Notes, respectively. Interest is payable semi-annually and the notes are non-callable for five years and may then be called by the Company at a premium, which declines over time. The Company has the option to make interest payments on its 12 1/2% Notes in the form of either cash or additional 12 1/2% Notes through May 2010. During the second quarter of 2009, the Company elected to make its May 2009 interest payment of $128.5 million in the form of additional 12 1/2% Notes. The November 2010 payment is the first payment the Company is required to pay in cash.

The indenture for the Company’s 12 1/2% Notes requires the Company to secure the 12 1/2% Notes with the property and assets of the Company and any future subsidiary guarantors (subject to certain exceptions). The requirement to secure the 12 1/2% Notes will occur on the earlier of: 1) the date on which the 8% Notes are redeemed; or 2) the first date on which the Company is allowed to grant liens in excess of $300 million under the 8% Notes. The requirement to secure the 12 1/2% Notes is limited to the amount of debt under the 12 1/2% Notes that would trigger a requirement for the Company to equally and ratably secure the existing 8% Notes, 7 3/8% Notes and the 7 7/8% Notes.

Convertible Debentures

In August 2009, the Company issued an aggregate principal amount of $1.7 billion in Class A convertible debentures and $2.3 million in Class B convertible debentures (collectively “convertible debentures”) of non-interest-bearing notes due August 31, 2019, in exchange for $1.3 billion principal of the 12 1/2% Notes and $0.4 billion principal of the 8% Notes. The Class A convertible debentures are convertible into the Company’s common stock at a conversion rate of $1.034 per $1,000 principal amount of Class A convertible debentures. The Class B convertible debentures are convertible into the Company’s common stock at a conversion rate of $1.551 per $1,000 principal amount of Class B convertible debentures. The holders of the convertible debentures may convert all or any portion of the debentures at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date. The indenture for the Company’s convertible debentures requires the Company to secure equally and ratably the convertible debentures to the extent the 12 1/2% Notes are secured. For details on the accounting of the convertible debentures and the determination of their fair value, see Note 1—Organization, Basis of Presentation and Summary of Significant Accounting Policies and Note 3—Fair Value Disclosures.

As of September 30, 2009, $590.3 million of the Class A convertible debentures and $2.0 million of the Class B convertible debentures had been converted into 570.9 million shares and 1.3 million shares, respectively, of the Company’s common stock.

NOTE 10—SHAREHOLDERS’ EQUITY

The activity in shareholders’ equity during the nine months ended September 30, 2009 is summarized as follows (dollars in thousands):

	Common Stock/ Additional Paid- In Capital	Accumulated Deficit/Other Comprehensive Loss	Total
Beginning balance, December 31, 2008	$4,069,917	$(1,478,421)	$2,591,496
Common stock offerings	733,209	—	733,209
Activity related to the Debt Exchange:
After-tax loss related to the Debt Exchange	—	(772,908)	(772,908)
Amortization of premium on the convertible debentures	707,549	—	707,549
Conversions of convertible debentures	592,275	—	592,275
All other after-tax operating losses	—	(434,700)	(434,700)
Other(1)	34,915	194,036	228,951

Ending balance, September 30, 2009	$6,137,865	$(2,491,993)	$3,645,872

(1)

Other includes employee stock compensation accounting, additional purchase consideration paid in connection with prior acquisitions, and changes in accumulated other comprehensive loss from foreign currency translation, noncredit losses on available-for-sale securities and fair value changes in cash flow hedges, net of taxes.

Common Stock Offerings

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

In September 2009, the Company initiated and completed an At the Market Program to offer and sell up to $150 million of common stock, in which the Company issued 80.2 million shares of common stock resulting in net proceeds of $147.0 million during the third quarter of 2009.

Debt Exchange Impact on Shareholders’ Equity

The completion of the Debt Exchange in the third quarter of 2009 resulted in a pre-tax non-cash charge of $968.3 million and an increase of $707.5 million to additional paid-in capital. The net effect of the exchange to shareholders’ equity was a reduction of $65.4 million. The increase of $707.5 million in additional paid-in capital was attributable to the amortization of the entire premium on the newly-issued convertible debentures, which was immediately amortized to additional paid-in capital since amortizing the premium into interest expense over the life of the non-interest-bearing convertible debentures would have resulted in recording interest income on a liability (a negative yield)(1).

Conversions of Convertible Debentures

During the quarter ended September 30, 2009, $592.3 million of the Company’s convertible debentures were converted into 572.2 million shares of common stock. For further details on the convertible debentures, see Note 9—Corporate Debt.

(1)	See Note 1—Organization, Basis of Presentation and Summary of Significant Accounting Policies for a description of the accounting of the Debt Exchange.

NOTE 11—LOSS PER SHARE

The following table is a reconciliation of basic and diluted loss per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Basic:
Numerator:
Loss from continuing operations, net of tax	$(831,686)	$(320,789)	$(1,207,608)	$(533,159)
Income from discontinued operations, net of tax	—	270,314	—	296,932

Net loss	$(831,686)	$(50,475)	$(1,207,608)	$(236,227)

Denominator:
Basic weighted-average shares outstanding	1,268,494	536,521	835,365	496,842

Diluted:
Numerator:
Net loss	$(831,686)	$(50,475)	$(1,207,608)	$(236,227)

Denominator:
Diluted weighted-average shares outstanding	1,268,494	536,521	835,365	496,842

Per share:
Basic loss per share:
Loss per share from continuing operations	$(0.66)	$(0.60)	$(1.45)	$(1.07)
Earnings per share from discontinued operations	—	0.51	—	0.59

Net loss per share	$(0.66)	$(0.09)	$(1.45)	$(0.48)

Diluted loss per share:
Loss per share from continuing operations	$(0.66)	$(0.60)	$(1.45)	$(1.07)
Earnings per share from discontinued operations	—	0.51	—	0.59

Net loss per share	$(0.66)	$(0.09)	$(1.45)	$(0.48)

For the three and nine months ended September 30, 2009, the Company excluded from the calculations of diluted loss per share 34.2 million shares and 33.8 million shares, respectively, of stock options and unvested restricted stock awards and units that would have been anti-dilutive. In addition, the Company excluded from the calculations of diluted loss per share 532.4 million shares and 179.4 million shares related to convertible debentures that would have been anti-dilutive for the three and nine months ended September 30, 2009, respectively. Of the total excluded shares, 536.8 million shares and 184.1 million shares were anti-dilutive because of the Company’s net loss for the three and nine months ended September 30, 2009, respectively. The Company excluded from the calculations of diluted loss per share 37.9 million and 38.8 million shares of stock options and unvested restricted stock awards and units for the three and nine months ended September 30, 2008. Of the excluded shares, 1.6 million and 1.5 million shares were anti-dilutive because of the Company’s net loss for the three and nine months ended September 30, 2008, respectively.

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

As of September 30, 2009, all of the Company’s broker-dealer subsidiaries met minimum net capital requirements. Total required net capital was $0.1 billion at September 30, 2009. In addition, the Company’s broker-dealer subsidiaries had excess net capital of $0.6 billion at September 30, 2009.

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

Quantitative measures established by regulation to ensure capital adequacy require E*TRADE Bank to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets and Tier I capital to adjusted total assets. As shown in the table below, at September 30, 2009 and December 31, 2008, the OTS categorized E*TRADE Bank as “well capitalized” under the regulatory framework for prompt corrective action. However, events beyond management’s control, such as a continued deterioration in residential real estate and credit markets, could adversely affect future earnings and E*TRADE Bank’s ability to meet its future capital requirements.

E*TRADE Bank’s required actual capital amounts and ratios are presented in the table below (dollars in thousands):

	Actual		Minimum Required to Qualify as Adequately Capitalized			Minimum Required to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
September 30, 2009(1):
Total capital to risk-weighted assets	$3,203,378	14.44%	>$	1,774,401	>8.0%	>$	2,218,001	>10.0%
Tier I capital to risk-weighted assets	$2,916,336	13.15%	>$	887,200	>4.0%	>$	1,330,801	> 6.0%
Tier I capital to adjusted total assets	$2,953,403	6.72%	>$	1,758,745	>4.0%	>$	2,198,431	> 5.0%
December 31, 2008:
Total capital to risk-weighted assets	$3,136,650	12.95%	> $	1,937,583	>8.0%	>$	2,421,979	>10.0%
Tier I capital to risk-weighted assets	$2,824,299	11.66%	> $	968,792	>4.0%	>$	1,453,187	> 6.0%
Tier I capital to adjusted total assets	$2,824,299	6.29%	> $	1,796,601	>4.0%	>$	2,245,751	> 5.0%

(1)	Capital amounts and ratios include E*TRADE Securities LLC.

NOTE 13—COMMITMENTS, CONTINGENCIES AND OTHER REGULATORY MATTERS

Legal Matters

Litigation Matters

On October 27, 2000, a complaint was filed in the Superior Court for the State of California, County of Santa Clara, entitled, “Ajaxo, Inc., a Delaware corporation, Plaintiff, versus E*TRADE GROUP, INC., a Delaware corporation; and Everypath, Inc., a California corporation; and Does 1 through 50, inclusively, Defendants.” Through this complaint, Ajaxo sought damages and certain non-monetary relief for the Company’s alleged breach of a non-disclosure agreement with Ajaxo pertaining to certain wireless technology offered to the Company by Ajaxo as well as damages and other relief against both the Company and defendant Everypath, Inc., for their alleged misappropriation of Ajaxo’s trade secrets. Following a jury trial, a judgment was entered in 2003 in favor of Ajaxo against the Company for $1.3 million dollars for breach of the Ajaxo non-disclosure agreement. Although the jury also found in favor of Ajaxo on its misappropriation of trade secrets claim against the Company and defendant Everypath, the trial court subsequently denied Ajaxo’s requests for additional damages and relief on these claims. Thereafter, all parties appealed, and on December 21, 2005, the California Court of Appeal affirmed the above-described award against the Company for breach of the nondisclosure agreement but remanded the case to the trial court for the limited purpose of determining what, if any, additional damages Ajaxo may be entitled to as a result of the jury’s previous finding in favor of Ajaxo on its misappropriation of trade secrets claim against the Company and defendant Everypath. Following the foregoing ruling by the Court of Appeal, defendant Everypath ceased operations and made an assignment for the benefit of its creditors in January, 2006. As a result, defendant Everypath is no longer defending the case. Although the Company paid Ajaxo the full amount due on the judgment against it above, the case, consistent with the rulings issued by the Court of Appeal, was remanded back to the trial court, and on May 30, 2008, a jury returned a verdict in favor of E*TRADE denying all claims raised and demands for damages against the Company by Ajaxo. Following the trial court’s filing on September 5, 2008, of entry of judgment in favor of E*TRADE, Ajaxo filed post trial motions asking the trial court to grant a new trial and to vacate its September 5, 2008, entry of judgment in favor of the Company. By order dated November 4, 2008, the trial court denied these motions. On December 2, 2008, Ajaxo filed its notice of appeal with the Court of Appeal of the State of California for the Sixth District. By stipulation, Ajaxo filed its opening appellate brief on July 8, 2009, and the Company filed its opposing brief on October 22, 2009. The Company will continue to vigorously defend itself and oppose Ajaxo’s appeal.

On October 2, 2007, a class action complaint alleging violations of the federal securities laws was filed in the United States District Court for the Southern District of New York against the Company and its then Chief Executive Officer and Chief Financial Officer entitled, “Larry Freudenberg, Individually and on Behalf of All Others Similarly Situated, Plaintiff, versus E*TRADE Financial Corporation, Mitchell H. Caplan and Robert J. Simmons, Defendants.” By order dated July 17, 2008, the trial court consolidated the Freudenberg action with four other purported class actions, all of which were filed in the United States District Court for the Southern District of New York and which were based on the same facts and circumstances as the Freudenberg action. By the same July 17, 2008 order, the trial court appointed the “Kristen-Straxton Group” and Ira Newman co-lead plaintiffs and Brower Piven and Levi & Korsinski, respectively, as lead and co-lead plaintiffs’ counsel. Thereafter, on January 16, 2009, plaintiffs served their “Consolidated Amended Class Action Complaint for Violations of the Federal Securities Laws.” In their amended complaint, plaintiffs again name the Company’s former chief executive and financial officers as defendants as well as Dennis Webb, the Company’s former Capital Markets Division President. In their amended complaint, Plaintiffs allege causes of action for violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 against all defendants and violations of Section 20(a) of the Exchange Act against the individual defendants. In specific, plaintiffs contend, among other things, that the value of E*TRADE’s stock between April 19, 2006 and November 9, 2007 (the “class period”) was artificially inflated because defendants, among other things, issued materially false and misleading statements and failed to disclose that the Company was experiencing a rise in delinquency rates in its mortgage and home equity portfolios; failed to timely record an impairment on its mortgage and home equity portfolios; materially overvalued its securities portfolio, which included assets backed by mortgages; and based on the foregoing, lacked a reasonable basis for the positive statements it made about the

Company’s earnings and prospects. Plaintiffs seek to recover damages in an amount to be proven at trial, including interest and attorneys’ fees and costs. By prior order of the court, defendants filed their motion to dismiss on April 2, 2009, and briefing on defendants’ motion to dismiss was completed on August 31, 2009. The Company intends to vigorously defend itself against these claims.

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

On April 2, 2008, a class action complaint alleging violations of the federal securities laws was filed in the United States District Court for the Southern District of New York against the Company entitled, “John W. Oughtred, Individually, and on Behalf of all Others Similarly Situated, Plaintiff, v. E*TRADE Financial Corporation and E*TRADE Securities LLC, Defendants.” Plaintiff contends, among other things, that the E*TRADE defendants committed various sales practice violations in the sale of certain auction rate securities to investors between April 2, 2003, and February 13, 2008 (the “class period”) by allegedly misrepresenting that these securities were highly liquid and safe investments for short term investing. On April 17, 2008, the trial court entered an order relieving the defendants of their obligation to move, answer or otherwise respond to the complaint until such time as the court may deem appropriate. Thereafter, plaintiff Oughtred joined plaintiffs in twelve other actions involving auction rate securities (in which the Company is not named as defendant) in filing a motion seeking to centralize all 13 actions in the Southern District of New York or in the alternative, the Northern District of California. By order filed October 9, 2008, a United States Judicial Panel on Multi-District Litigation denied plaintiffs’ motion to transfer. On December 18, 2008, plaintiffs filed their first amended class action complaint. Defendants filed their pending motion to dismiss plaintiffs’ amended complaint on February 5, 2009, and briefing on defendants’ motion to dismiss was completed on April 15, 2009. In the interim, plaintiff John Oughtred voluntarily dismissed his class action claims against defendants on March 12, 2009; as a result, Mr. Oughtred no longer is a party to this putative class action. The Company intends to vigorously defend itself against the claims raised in this action.

On October 11, 2006, a state class action entitled, “Nikki Greenberg, and all those similarly situated, plaintiffs, versus E*TRADE FINANCIAL Corporation, defendant” was filed in the Superior Court for the State of California, County of Los Angeles on behalf of all customers or consumers who allegedly made or received telephone calls from E*TRADE that were recorded without their knowledge or consent following a telephone call from plaintiff Greenberg to the Company’s Beverly Hills financial center on August 8, 2006, that was recorded during a brief period when the Company’s automated notice system was out of order. On February 7, 2008, class certification was granted and the class defined to consist of (1) all persons in California who received telephone calls from E*TRADE and whose calls were recorded without their consent within three years of October 11, 2006, and (2) all persons who made calls from California to the Beverly Hills financial center of the Company on August 8, 2006. In the interim, the Company has filed motions seeking to de-certify or further limit the defined class, and plaintiffs have filed competing motions seeking to expand it. On July 12, 2009, the court entered an order granting preliminary approval to a proposed settlement reached by the parties, and the court granted final approval on October 16, 2009. The hearing of the parties’ previous motions, formerly scheduled for March 6, 2009, has been taken off the calendar.

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

In the second quarter of 2009, the OTS advised the Company, and the Company agreed, that it was necessary to raise additional equity capital for E*TRADE Bank and reduce substantially the amount of the Company’s outstanding debt in order to withstand any further deterioration in credit and market conditions. Subsequently, the Company strengthened its capital structure by successfully raising $733 million in net proceeds from stock offerings in the second and third quarters of 2009 to further support E*TRADE Bank and enhance the Company’s liquidity. In addition, the Company completed an exchange of $1.7 billion aggregate principal amount of its corporate debt for an equal principal amount of newly-issued non-interest-bearing convertible debentures.

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

Reserves

For all legal matters, reserves are established in accordance with the loss contingencies accounting guidance. Once established, reserves are adjusted based on available information when an event occurs requiring an adjustment.

Commitments

In the normal course of business, the Company makes various commitments to extend credit and incur contingent liabilities that are not reflected in the consolidated balance sheet. Significant changes in the economy or interest rates influence the impact that these commitments and contingencies have on the Company in the future.

Loans

In 2008, the Company exited its direct retail lending business, which was the last remaining loan origination channel of the Company. In March 2009, the Company partnered with a third party company to provide access to real estate loans for our customers. This product is being offered as a convenience to the Company’s customers and is not one of its primary product offerings. The Company structured this arrangement to minimize the assumption of any of the typical risks commonly associated with mortgage lending. The third party company providing this product performs all processing and underwriting of these loans. Shortly after closing, the third party company purchases the loans from the Company and is responsible for the credit risk associated with these loans. As a result, the Company had $28.2 million in commitments to originate loans at September 30, 2009. The Company had $6.3 million in commitments to sell loans and no commitments to purchase loans at September 30, 2009.

Securities, Unused Lines of Credit and Certificates of Deposit

At September 30, 2009, the Company had commitments to purchase $1.3 billion and sell $0.5 billion in securities. In addition, the Company had approximately $1.2 billion of certificates of deposit scheduled to mature in less than one year and $1.5 billion of unfunded commitments to extend credit.

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

During the 30-year period prior to the redemption of the Floating Rate Cumulative Preferred Securities, ETBH guarantees the accrued and unpaid distributions on these securities, as well as the redemption price of the securities and certain costs that may be incurred in liquidating, terminating or dissolving the trusts (all of which would otherwise be payable by the trusts). At September 30, 2009, management estimated that the maximum potential liability under this arrangement is equal to approximately $436.6 million or the total face value of these securities plus dividends, which may be unpaid at the termination of the trust arrangement.

NOTE 14—SEGMENT INFORMATION

Beginning in the first quarter of 2009, the Company revised its segment financial reporting to reflect the manner in which its chief operating decision maker had begun assessing the Company’s performance and making resource allocation decisions. As a result, the Company now reports its operating results in two segments: 1) “Trading and Investing,” which includes the businesses that were formerly in the “Retail” segment and now includes the Company’s market making business; and 2) “Balance Sheet Management,” which includes the businesses from the former “Institutional” segment, other than the market-making business. The Company’s segment financial information from prior periods has been reclassified in accordance with the new segment financial reporting.

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

Financial information for the Company’s reportable segments is presented in the following tables (dollars in thousands):

	Three Months Ended September 30, 2009
	Trading and Investing	Balance Sheet Management	Eliminations(1)	Total
Revenue:
Operating interest income	$244,927	$386,332	$(191,221)	$440,038
Operating interest expense	(38,165)	(271,716)	191,221	(118,660)

Net operating interest income	206,762	114,616	—	321,378

Commissions	144,533	—	—	144,533
Fees and service charges	49,723	650	—	50,373
Principal transactions	24,888	—	—	24,888
Gains on loans and securities, net	—	41,979	—	41,979
Other-than-temporary impairment	—	(9,291)	—	(9,291)
Less: noncredit portion of OTTI recognized out of other comprehensive loss (before tax)	—	(9,938)	—	(9,938)

Net impairment	—	(19,229)	—	(19,229)
Other revenues	8,466	2,939	—	11,405

Total non-interest income	227,610	26,339	—	253,949

Total net revenue	434,372	140,955	—	575,327

Provision for loan losses	—	347,222	—	347,222
Operating expense:
Compensation and benefits	75,593	22,391	—	97,984
Clearing and servicing	22,578	20,667	—	43,245
Advertising and market development	19,438	—	—	19,438
FDIC insurance premiums	19,893	100	—	19,993
Communications	20,402	100	—	20,502
Professional services	12,841	7,751	—	20,592
Occupancy and equipment	19,125	444	—	19,569
Depreciation and amortization	18,497	2,652	—	21,149
Amortization of other intangibles	7,433	—	—	7,433
Facility restructuring and other exit activities	1,012	1,485	—	2,497
Other operating expenses	15,028	14,284	—	29,312

Total operating expense	231,840	69,874	—	301,714

Segment income (loss)	$202,532	$(276,141)	$—	$(73,609)

(1)	Reflects elimination of transactions between trading and investing and balance sheet management segments, which includes deposits and intercompany transfer pricing arrangements.

	Three Months Ended September 30, 2008
	Trading and Investing	Balance Sheet Management	Eliminations(1)	Total
Revenue:
Operating interest income	$392,735	$511,322	$(299,986)	$604,071
Operating interest expense	(175,562)	(403,721)	299,986	(279,297)

Net operating interest income	217,173	107,601	—	324,774

Commissions	129,459	54	—	129,513
Fees and service charges	47,908	1,704	—	49,612
Principal transactions	20,694	(30)	—	20,664
Losses on loans and securities, net	(37)	(141,878)	—	(141,915)
Other-than-temporary impairment	—	(17,884)	—	(17,884)
Less: noncredit portion of OTTI recognized in other comprehensive loss (before tax)	—	—	—	—

Net impairment	—	(17,884)	—	(17,884)
Other revenues	9,316	3,665	(13)	12,968

Total non-interest income	207,340	(154,369)	(13)	52,958

Total net revenue	424,513	(46,768)	(13)	377,732

Provision for loan losses	—	517,800	—	517,800
Operating expense:
Compensation and benefits	75,407	8,237	—	83,644
Clearing and servicing	23,047	23,071	(13)	46,105
Advertising and market development	30,381	—	—	30,381
FDIC insurance premiums	7,480	241	—	7,721
Communications	22,663	366	—	23,029
Professional services	12,031	4,831	—	16,862
Occupancy and equipment	19,688	782	—	20,470
Depreciation and amortization	17,189	3,380	—	20,569
Amortization of other intangibles	7,937	—	—	7,937
Facility restructuring and other exit activities	4,123	1,403	—	5,526
Other operating expenses	28,318	5,328	—	33,646

Total operating expense	248,264	47,639	(13)	295,890

Segment income (loss)	$176,249	$(612,207)	$—	$(435,958)

(1)	Reflects elimination of transactions between trading and investing and balance sheet management segments, which includes deposits and intercompany transfer pricing arrangements.

	Nine Months Ended September 30, 2009
	Trading and Investing	Balance Sheet Management	Eliminations(1)	Total
Revenue:
Operating interest income	$766,725	$1,256,468	$(611,000)	$1,412,193
Operating interest expense	(189,388)	(894,175)	611,000	(472,563)

Net operating interest income	577,337	362,293	—	939,630

Commissions	424,222	—	—	424,222
Fees and service charges	139,788	5,234	—	145,022
Principal transactions	65,223	—	—	65,223
Gains (losses) on loans and securities, net	(60)	150,499	—	150,439
Other-than-temporary impairment	—	(227,838)	—	(227,838)
Less: noncredit portion of OTTI recognized in other comprehensive loss (before tax)	—	160,155	—	160,155

Net impairment	—	(67,683)	—	(67,683)
Other revenues	26,985	9,738	—	36,723

Total non-interest income	656,158	97,788	—	753,946

Total net revenue	1,233,495	460,081	—	1,693,576

Provision for loan losses	—	1,205,710	—	1,205,710
Operating expense:
Compensation and benefits	216,113	56,068	—	272,181
Clearing and servicing	65,515	64,473	—	129,988
Advertising and market development	88,007	8	—	88,015
FDIC insurance premiums	74,421	413	—	74,834
Communications	62,772	293	—	63,065
Professional services	39,052	22,644	—	61,696
Occupancy and equipment	57,728	1,354	—	59,082
Depreciation and amortization	54,788	7,850	—	62,638
Amortization of other intangibles	22,303	—	—	22,303
Facility restructuring and other exit activities	4,789	2,043	—	6,832
Other operating expenses	45,230	39,060	—	84,290

Total operating expense	730,718	194,206	—	924,924

Segment income (loss)	$502,777	$(939,835)	$—	$(437,058)

(1)	Reflects elimination of transactions between trading and investing and balance sheet management segments, which includes deposits and intercompany transfer pricing arrangements.

	Nine Months Ended September 30, 2008
	Trading and Investing	Balance Sheet Management	Eliminations(1)	Total
Revenue:
Operating interest income	$1,213,699	$1,633,082	$(917,045)	$1,929,736
Operating interest expense	(568,325)	(1,284,547)	917,045	(935,827)

Net operating interest income	645,374	348,535	—	993,909

Commissions	373,252	751	—	374,003
Fees and service charges	147,296	8,219	—	155,515
Principal transactions	59,462	84	—	59,546
Losses on loans and securities, net	(21)	(122,413)	—	(122,434)
Other-than-temporary impairment	—	(61,639)	—	(61,639)
Less: noncredit portion of OTTI recognized in other comprehensive loss (before tax)	—	—	—	—

Net impairment	—	(61,639)	—	(61,639)
Other revenues	29,379	10,926	(42)	40,263

Total non-interest income	609,368	(164,072)	(42)	445,254

Total net revenue	1,254,742	184,463	(42)	1,439,163

Provision for loan losses	—	1,070,792	—	1,070,792
Operating expense:
Compensation and benefits	245,613	57,241	—	302,854
Clearing and servicing	66,263	70,891	(42)	137,112
Advertising and market development	130,578	(12)	—	130,566
FDIC insurance premiums	23,163	1,009	—	24,172
Communications	70,566	2,057	—	72,623
Professional services	42,443	23,813	—	66,256
Occupancy and equipment	59,988	2,678	—	62,666
Depreciation and amortization	50,564	12,043	—	62,607
Amortization of other intangibles	27,982	—	—	27,982
Facility restructuring and other exit activities	10,033	18,492	—	28,525
Other operating expenses	57,089	(3,686)	—	53,403

Total operating expense	784,282	184,526	(42)	968,766

Segment income (loss)	$470,460	$(1,070,855)	$—	$(600,395)

(1)	Reflects elimination of transactions between trading and investing and balance sheet management segments, which includes deposits and intercompany transfer pricing arrangements.

Segment Assets

	Trading and Investing	Balance Sheet Management	Eliminations	Total
As of September 30, 2009	$9,761,119	$38,725,857	$—	$48,486,976
As of December 31, 2008	$7,748,725	$40,789,490	$—	$48,538,215

No single customer accounted for more than 10% of total net revenue for the three and nine months ended September 30, 2009 and 2008.

NOTE 15—SUBSEQUENT EVENTS

As of October 26, 2009, a total of $688.2 million of the convertible debentures ($686.2 million of the Class A convertible debentures and $2.0 million of the Class B convertible debentures) had been converted into 664.9 million shares of common equity.

The OTS recently requested that the Company declare its intentions with respect to the Company’s application to participate in the TARP Capital Purchase Program. In light of the Company’s recent capital raising activities and the reduction in interest-bearing debt in connection with the completion of the Debt Exchange, the Company withdrew its application on October 30, 2009.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (“Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report, have concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

(b)	Our Chief Executive Officer and our Chief Financial Officer have evaluated the changes to the Company’s internal control over financial reporting that occurred during our last fiscal quarter ended September 30, 2009, as required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15, and have concluded that there were no such changes that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL	PROCEEDINGS

On October 27, 2000, a complaint was filed in the Superior Court for the State of California, County of Santa Clara, entitled, “Ajaxo, Inc., a Delaware corporation, Plaintiff, versus E*TRADE GROUP, INC., a Delaware corporation; and Everypath, Inc., a California corporation; and Does 1 through 50, inclusively, Defendants.” Through this complaint, Ajaxo sought damages and certain non-monetary relief for the Company’s alleged breach of a non-disclosure agreement with Ajaxo pertaining to certain wireless technology offered to the Company by Ajaxo as well as damages and other relief against both the Company and defendant Everypath, Inc., for their alleged misappropriation of Ajaxo’s trade secrets. Following a jury trial, a judgment was entered in 2003 in favor of Ajaxo against the Company for $1.3 million dollars for breach of the Ajaxo non-disclosure agreement. Although the jury also found in favor of Ajaxo on its misappropriation of trade secrets claim against the Company and defendant Everypath, the trial court subsequently denied Ajaxo’s requests for additional damages and relief on these claims. Thereafter, all parties appealed, and on December 21, 2005, the California Court of Appeal affirmed the above-described award against the Company for breach of the nondisclosure agreement but remanded the case to the trial court for the limited purpose of determining what, if any, additional damages Ajaxo may be entitled to as a result of the jury’s previous finding in favor of Ajaxo on its misappropriation of trade secrets claim against the Company and defendant Everypath. Following the foregoing ruling by the Court of Appeal, defendant Everypath ceased operations and made an assignment for the benefit of its creditors in January, 2006. As a result, defendant Everypath is no longer defending the case. Although the Company paid Ajaxo the full amount due on the judgment against it above, the case, consistent with the rulings issued by the Court of Appeal, was remanded back to the trial court, and on May 30, 2008, a jury returned a verdict in favor of E*TRADE denying all claims raised and demands for damages against the Company by Ajaxo. Following the trial court’s filing on September 5, 2008, of entry of judgment in favor of E*TRADE, Ajaxo filed post trial motions asking the trial court to grant a new trial and to vacate its September 5, 2008, entry of judgment in favor of the Company. By order dated November 4, 2008, the trial court denied these motions. On December 2, 2008,

Ajaxo filed its notice of appeal with the Court of Appeal of the State of California for the Sixth District. By stipulation, Ajaxo filed its opening appellate brief on July 8, 2009, and the Company filed its opposing brief on October 22, 2009. The Company will continue to vigorously defend itself and oppose Ajaxo’s appeal.

On October 2, 2007, a class action complaint alleging violations of the federal securities laws was filed in the United States District Court for the Southern District of New York against the Company and its then Chief Executive Officer and Chief Financial Officer entitled, “Larry Freudenberg, Individually and on Behalf of All Others Similarly Situated, Plaintiff, versus E*TRADE Financial Corporation, Mitchell H. Caplan and Robert J. Simmons, Defendants.” By order dated July 17, 2008, the trial court consolidated the Freudenberg action with four other purported class actions, all of which were filed in the United States District Court for the Southern District of New York and which were based on the same facts and circumstances as the Freudenberg action. By the same July 17, 2008 order, the trial court appointed the “Kristen-Straxton Group” and Ira Newman co-lead plaintiffs and Brower Piven and Levi & Korsinski, respectively, as lead and co-lead plaintiffs’ counsel. Thereafter, on January 16, 2009, plaintiffs served their “Consolidated Amended Class Action Complaint for Violations of the Federal Securities Laws.” In their amended complaint, plaintiffs again name the Company’s former chief executive and financial officers as defendants as well as Dennis Webb, the Company’s former Capital Markets Division President. In their amended complaint, Plaintiffs allege causes of action for violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 against all defendants and violations of Section 20(a) of the Exchange Act against the individual defendants. In specific, plaintiffs contend, among other things, that the value of E*TRADE’s stock between April 19, 2006 and November 9, 2007 (the “class period”) was artificially inflated because defendants, among other things, issued materially false and misleading statements and failed to disclose that the Company was experiencing a rise in delinquency rates in its mortgage and home equity portfolios; failed to timely record an impairment on its mortgage and home equity portfolios; materially overvalued its securities portfolio, which included assets backed by mortgages; and based on the foregoing, lacked a reasonable basis for the positive statements it made about the Company’s earnings and prospects. Plaintiffs seek to recover damages in an amount to be proven at trial, including interest and attorneys’ fees and costs. By prior order of the court, defendants filed their motion to dismiss on April 2, 2009, and briefing on defendants’ motion to dismiss was completed on August 31, 2009. The Company intends to vigorously defend itself against these claims.

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

On April 2, 2008, a class action complaint alleging violations of the federal securities laws was filed in the United States District Court for the Southern District of New York against the Company entitled, “John W. Oughtred, Individually, and on Behalf of all Others Similarly Situated, Plaintiff, v. E*TRADE Financial Corporation and E*TRADE Securities LLC, Defendants.” Plaintiff contends, among other things, that the E*TRADE defendants committed various sales practice violations in the sale of certain auction rate securities to investors between April 2, 2003, and February 13, 2008 (the “class period”) by allegedly misrepresenting that these securities were highly liquid and safe investments for short term investing. On April 17, 2008, the trial court entered an order relieving the defendants of their obligation to move, answer or otherwise respond to the complaint until such time as the court may deem appropriate. Thereafter, plaintiff Oughtred joined plaintiffs in twelve other actions involving auction rate securities (in which the Company is not named as defendant) in filing a motion seeking to centralize all 13 actions in the Southern District of New York or in the alternative, the Northern District of California. By order filed October 9, 2008, a United States Judicial Panel on Multi-District Litigation denied plaintiffs’ motion to transfer. On December 18, 2008, plaintiffs filed their first amended class action complaint. Defendants filed their pending motion to dismiss plaintiffs’ amended complaint on February 5, 2009, and briefing on defendants’ motion to dismiss was completed on April 15, 2009. In the interim, plaintiff John Oughtred voluntarily dismissed his class action claims against defendants on March 12, 2009; as a result, Mr. Oughtred no longer is a party to this putative class action. The Company intends to vigorously defend itself against the claims raised in this action.

On October 11, 2006, a state class action entitled, “Nikki Greenberg, and all those similarly situated, plaintiffs, versus E*TRADE FINANCIAL Corporation, defendant” was filed in the Superior Court for the State of California, County of Los Angeles on behalf of all customers or consumers who allegedly made or received telephone calls from E*TRADE that were recorded without their knowledge or consent following a telephone call from plaintiff Greenberg to the Company’s Beverly Hills financial center on August 8, 2006, that was recorded during a brief period when the Company’s automated notice system was out of order. On February 7, 2008, class certification was granted and the class defined to consist of (1) all persons in California who received telephone calls from E*TRADE and whose calls were recorded without their consent within three years of October 11, 2006, and (2) all persons who made calls from California to the Beverly Hills financial center of the Company on August 8, 2006. In the interim, the Company has filed motions seeking to de-certify or further limit the defined class, and plaintiffs have filed competing motions seeking to expand it. On July 12, 2009, the court entered an order granting preliminary approval to a proposed settlement reached by the parties, and the court granted final approval on October 16, 2009. The hearing of the parties’ previous motions, formerly scheduled for March 6, 2009, has been taken off the calendar.

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

The Company incorporates by reference the sections entitled “Risk Factors—Risks Related to an Investment in Our Company” and “Risk Factors—Risks Relating to the Nature and Operation of Our Business” from page S-6 through page S-11 and from page S-17 through page S-21 of the Amended and Restated Prospectus Supplement dated September 23, 2009 into this report. In addition to the risks described above, the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 should also be considered.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held a special meeting of shareholders on August 19, 2009.

The proposal to amend Article Fourth of the Company’s Restated Certificate of Incorporation to increase the number of authorized shares of common stock, par value $0.01, from 1,200,000,000 to 4,000,000,000 was approved, as tabulated below:

For	Against	Abstain	Total
576,387,635	33,319,911	2,581,920	612,289,466

The proposal to approve under the applicable provisions of NASDAQ Marketplace Rule 5635 the issuance of Class A Senior Convertible Debentures due 2019 and Class B Senior Convertible Debentures due 2019 (and the issuance of common stock issuable upon conversion of the Class A Senior Convertible Debentures due 2019 and Class B Senior Convertible Debentures due 2019) in connection with the proposed debt exchange transaction was approved, as tabulated below:

For	Against	Abstain	Total
585,109,987	24,353,655	2,825,823	612,289,465

The proposal to approve the potential issuance of common stock or securities convertible into or exchangeable or exercisable for common stock, in connection with future debt exchange transactions in an amount up to 365 million shares was approved, as tabulated below:

For	Against	Abstain	Total
459,788,239	149,854,901	2,646,326	612,289,466

The proposal to grant management the authority to adjourn, postpone or continue the special meeting was approved, as tabulated below:

For	Against	Abstain	Total
450,540,995	157,692,579	4,055,892	612,289,466

The proposal to retain the stockholder rights plan was rejected, as tabulated below:

For	Against	Abstain	Total
108,726,028	433,706,316	42,092,410	584,524,754

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

*31.1	Certification—Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification—Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification—Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 4, 2009

E*TRADE Financial Corporation (Registrant)

By	/s/ DONALD H. LAYTON
Donald H. Layton Chairman & Chief Executive Officer

By	/s/ BRUCE P. NOLOP
Bruce P. Nolop Chief Financial Officer (Principal Financial and Accounting Officer)