Form 10-Q
period 2010-03-31
E TRADE FINANCIAL CORP
filed 2010-05-05
CIK 1015780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

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

As of May 4, 2010, there were 2,200,350,995 shares of common stock outstanding.

E*TRADE FINANCIAL CORPORATION

FORM 10-Q QUARTERLY REPORT

For the Quarter Ended March 31, 2010

Unless otherwise indicated, references to “the Company,” “we,” “us,” “our” and “E*TRADE” mean E*TRADE Financial Corporation or its subsidiaries.

E*TRADE, E*TRADE Financial, E*TRADE Bank, Equity Edge, OptionsLink and the Converging Arrows logo are registered trademarks of E*TRADE Financial Corporation in the United States and in other countries.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements involving risks and uncertainties. These statements relate to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as “expect,” “may,” “anticipate,” “intend,” “plan” and similar expressions. Our actual results could differ materially from those discussed in these forward-looking statements, and we caution that we do not undertake to update these statements. Factors that could contribute to our actual results differing from any forward-looking statements include those discussed under Risk Factors, Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report. The cautionary statements made in this report should be read as being applicable to all forward-looking statements wherever they appear in this report. Important factors that may cause actual results to differ materially from any forward-looking statements are set forth in our 2009 Form 10-K filed with the Securities and Exchange Commission (“SEC”) under the heading Risk Factors.

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

GLOSSARY OF TERMS

In analyzing and discussing our business, we utilize certain metrics, ratios and other terms that are defined in the Glossary of Terms, which is located at the end of Item  2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Management monitors a number of metrics in evaluating the Company’s performance. The most significant of these are shown in the table and discussed in the text below:

	As of or For the Three Months Ended March 31,		Variance
	2010	2009	2010 vs. 2009
Customer Activity Metrics:
U.S. daily average revenue trades (“DARTs”)(1)	155,310	175,403	(11)%
U.S. average commission per trade	$11.38	$10.98	4%
End of period brokerage accounts(2)	2,631,977	2,575,195	2%
Net new brokerage accounts(2)	1,898	59,389	*
U.S. customer assets (dollars in billions)	$158.8	$108.5	46%
Net new brokerage assets (dollars in billions)(2)	$2.2	$2.3	*
Brokerage related cash (dollars in billions)(2)	$21.8	$16.8	30%

Company Financial Metrics:
Corporate cash (dollars in millions)	$418.4	$406.2	3%
E*TRADE Bank excess risk-based capital (dollars in millions)	$945.6	$444.2	113%
Allowance for loan losses (dollars in millions)	$1,162.4	$1,200.8	(3)%
Enterprise net interest spread (basis points)	296	234	26%
Enterprise interest-earning assets (average in billions)	$42.4	$44.7	(5)%

*	Percentage not meaningful.
(1)	U.S. DARTs are defined as transactions executed on our domestic platforms.
(2)	References to “brokerage” in these metrics refer to activity on our domestic platforms and do not include brokerage activity from our international local brokerage accounts.

Customer Activity Metrics

•	DARTs are the predominant driver of commissions revenue from our customers.

•	Average commission per trade is an indicator of changes in our customer mix, product mix and/or product pricing. As a result, this metric is impacted by the mix between our customer groups.

•	End of period brokerage accounts and net new brokerage accounts are indicators of our ability to attract and retain trading and investing customers.

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

•	Enterprise interest-earning assets, in conjunction with our enterprise net interest spread, are indicators of our ability to generate net operating interest income.

Significant Events in the First Quarter of 2010

Enhancements to Our Trading and Investing Products and Services

•	We expanded our advice offering by introducing managed investment portfolios to long-term investors with an investment of $25,000 or more; and

•	We launched CNBC Plus on our redesigned desktop trading software for active traders, providing them with customization capabilities, an expanded feature set and more news and information;

•	We launched the E*TRADE Mobile Pro application for Apple iPad™, expanding customer access to their E*TRADE accounts.

Simplified Commission and Fee Structure

•

We announced several changes to the pricing structure in our brokerage business. We eliminated the $12.99 commission tier, account activity fees and a per share commission applied to market trades larger than 2,000 shares. We believe these changes will simplify our overall pricing structure. The total impact of these pricing changes in 2010 is estimated to decrease our revenue by approximately $50 million.

Completed the Sale of Approximately $1 Billion in Deposits

•

We sold approximately $1 billion of savings accounts to Discover Financial Services in March 2010. This transaction is in line with our overall strategy of reducing our balance sheet and growing our brokerage business as the savings accounts sold were predominantly with customers not affiliated with an active brokerage account.

Summary Financial Results (dollars in millions, except per share amounts)

	Three Months Ended March 31,		Variance
	2010	2009	2010 vs. 2009
Net operating interest income	$320.4	$278.7	15%
Commissions	$113.3	$125.6	(10)%
Fees and service charges	$42.2	$46.7	(10)%
Principal transactions	$26.2	$17.6	49%
Total net revenue	$536.5	$497.3	8%
Provision for loan losses	$268.0	$454.0	(41)%
Operating margin	$(26.8)	$(250.6)	89%
Net loss	$(47.8)	$(232.7)	79%
Diluted net loss per share	$(0.02)	$(0.41)	95%

During the three months ended March 31, 2010, we generated income before income taxes of $185.7 million in the trading and investing segment, which was more than offset by the provision for loan losses reported in our balance sheet management segment. Although we expect provision for loan losses to continue at elevated levels in future periods, the level of provision for loan losses has declined for six consecutive quarters. While we cannot state with certainty that this trend will continue, we believe it is a positive indicator that our loan portfolio has continued to stabilize.

EARNINGS OVERVIEW

We incurred a net loss of $47.8 million for the three months ended March 31, 2010, due principally to our provision for loan losses of $268.0 million. Our provision for loan losses more than offset the strong performance of our trading and investing segment, which generated income before income taxes of $185.7 million for the three months ended March 31, 2010.

The following sections describe in detail the changes in key operating factors and other changes and events that have affected our revenue, provision for loan losses, operating expense, other income (expense) and income tax benefit.

Revenue

The components of net revenue and the resulting variances are as follows (dollars in millions):

	Three Months Ended March 31,		Variance
			2010 vs. 2009
	2010	2009	Amount	%
Net operating interest income	$320.4	$278.7	$41.7	15%
Commissions	113.3	125.6	(12.3)	(10)%
Fees and service charges	42.2	46.7	(4.5)	(10)%
Principal transactions	26.2	17.6	8.6	49%
Gains on loans and securities, net	29.0	35.3	(6.3)	(18)%
Net impairment	(8.6)	(18.8)	*	*
Other revenues	14.0	12.2	1.8	15%

Total non-interest income	216.1	218.6	(2.5)	(1)%

Total net revenue	$536.5	$497.3	$39.2	8%

*	Percentage not meaningful.

Total net revenue increased by 8% to $536.5 million for the three months ended March 31, 2010 compared to the same period in 2009. This was driven by higher net operating interest income.

Net Operating Interest Income

Net operating interest income increased 15% to $320.4 million for the three months ended March 31, 2010 compared to the same period in 2009. Net operating interest income is earned primarily through investing customer cash and deposits in interest-earning assets, which include: margin receivables, real estate loans, mortgage-backed securities and investment securities. The increase in net operating interest income was due primarily to lower yields on our enterprise interest-bearing liabilities, specifically deposits.

The following table presents enterprise average balance sheet data and enterprise income and expense data for our operations, as well as the related net interest spread, yields and rates and has been prepared on the basis required by the SEC’s Industry Guide 3, “Statistical Disclosure by Bank Holding Companies” (dollars in millions):

	Three Months Ended March 31,
	2010			2009
	Average Balance	Operating Interest Inc./Exp.	Average Yield/ Cost	Average Balance	Operating Interest Inc./Exp.	Average Yield/ Cost

Enterprise interest-earning assets:
Loans (1)	$19,928.5	$241.6	4.85%	$25,083.3	$313.4	5.00%
Margin receivables	4,022.2	44.7	4.51%	2,751.5	26.9	3.97%
Available-for-sale mortgage-backed securities	9,692.7	81.9	3.38%	11,173.3	125.8	4.50%
Available-for-sale investment securities	4,027.7	27.7	2.75%	126.3	2.0	6.44%
Trading securities	2.1	0.0	6.43%	35.5	0.7	7.56%
Cash and cash equivalents(2)	4,050.3	2.4	0.24%	4,937.6	5.7	0.47%
Stock borrow and other	685.4	7.0	4.16%	588.8	8.1	5.58%

Total enterprise interest-earning assets	42,408.9	405.3	3.83%	44,696.3	482.6	4.32%

Non-operating interest-earning assets(3)	4,235.2			3,895.5

Total assets	$46,644.1			$48,591.8

Enterprise interest-bearing liabilities:
Retail deposits	$24,821.5	18.5	0.30%	$26,375.7	93.4	1.44%
Brokered certificates of deposit	119.8	1.5	5.04%	293.7	3.6	4.94%
Customer payables	5,206.9	1.9	0.15%	3,771.9	2.8	0.30%
Securities sold under agreements to repurchase	6,372.0	34.8	2.18%	7,094.8	61.2	3.45%
Federal Home Loan Bank (“FHLB”) advances and other borrowings	2,761.4	29.4	4.26%	4,178.6	46.1	4.41%
Stock loan and other	620.3	0.5	0.32%	422.6	0.9	0.83%

Total enterprise interest-bearing liabilities	39,901.9	86.6	0.87%	42,137.3	208.0	1.98%

Non-operating interest-bearing liabilities(4)	2,934.5			3,873.7

Total liabilities	42,836.4			46,011.0
Total shareholders’ equity	3,807.7			2,580.8

Total liabilities and shareholders’ equity	$46,644.1			$48,591.8

Excess of enterprise interest-earning assets over enterprise interest-bearing liabilities/Enterprise net interest income/Spread	$2,507.0	$318.7	2.96%	$2,559.0	$274.6	2.34%

Enterprise net interest margin (net yield on enterprise interest-earning assets)			3.01%			2.46%
Ratio of enterprise interest-earning assets to enterprise interest-bearing liabilities			106.28%			106.07%
Return on average:
Total assets			(0.41)%			(1.92)%
Total shareholders’ equity			(5.03)%			(36.06)%
Average equity to average total assets			8.16%			5.31%

Reconciliation from enterprise net interest income to net operating interest income (dollars in millions):

	Three Months Ended March 31,
	2010	2009
Enterprise net interest income(5)	$318.7	$274.6
Taxable equivalent interest adjustment	(0.3)	(0.7)
Customer cash held by third parties and other(6)	2.0	4.8

Net operating interest income	$320.4	$278.7

(1)	Nonaccrual loans are included in the respective average loan balances. Income on such nonaccrual loans is recognized on a cash basis.
(2)	Includes segregated cash balances.
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

(6)

Includes interest earned on average customer assets of $3.1 billion and $2.8 billion for the three months ended March 31, 2010 and 2009, respectively, held by parties outside E*TRADE Financial, including third party money market funds and sweep deposit accounts at unaffiliated financial institutions.

Average enterprise interest-earning assets decreased 5% to $42.4 billion for the three months ended March 31, 2010 compared to the same period in 2009. This decrease was primarily the result of a decrease in our loans portfolio and available-for-sale mortgage-backed securities, offset by an increase in margin receivables and available-for-sale investment securities. Average loans decreased 21% to $19.9 billion for the three months ended March 31, 2010 compared to the same period in 2009. For the foreseeable future, we plan to allow our loan portfolio to pay down. Average available-for-sale mortgage-backed securities decreased 13% to $9.7 billion for the three months ended March 31, 2010 compared to the same period in 2009, primarily due to the sale of certain agency mortgage-backed securities and CMOs in the third quarter of 2009 as part of our effort to reduce our interest rate risk exposure in this portfolio. These decreases were offset by an increase in average margin receivables and available-for-sale investment securities. Average margin receivables increased 46% to $4.0 billion for the three months ended March 31, 2010 compared to the same period in 2009. Average available-for-sale investment securities increased by $3.9 billion to $4.0 billion for the three months ended March 31, 2010 compared to the same period in 2009 related to purchases of agency debentures toward the end of 2009.

Average enterprise interest-bearing liabilities decreased 5% to $39.9 billion for the three months ended March 31, 2010 compared to the same period in 2009. The decrease in average enterprise interest-bearing liabilities was due primarily to a decrease in retail deposits and FHLB advances and other borrowings, offset by an increase in average customer payables. Average retail deposits decreased 6% to $24.8 billion for the three months ended March 31, 2010 compared to the same period in 2009. The decrease in average deposits was a result of the sale of approximately $1 billion in savings accounts to Discover Financial Services in the first quarter of 2010. This transaction is in line with our overall strategy of reducing our balance sheet and growing our brokerage business as the savings accounts sold were predominantly with customers not affiliated with an active brokerage account. Average FHLB advances and other borrowings decreased 34% to $2.8 billion for the three months ended March 31, 2010 compared to the same period in 2009 due to the early termination of certain FHLB advances in the second and third quarters of 2009. These decreases were slightly offset by an increase in average customer payables of 38% to $5.2 billion for the three months ended March 31, 2010 compared to the same period in 2009.

Enterprise net interest spread increased by 62 basis points to 2.96% for the three months ended March 31, 2010 compared to the same period in 2009. This increase was largely driven by a decrease in the yields paid on our deposits and lower wholesale borrowing costs, partially offset by a decrease in higher yielding enterprise interest-earning assets.

Commissions

Commissions revenue decreased 10% to $113.3 million for the three months ended March 31, 2010 compared to the same period in 2009. The main factors that affect our commissions revenue are DARTs, average commission per trade and the number of trading days during the period. Average commission per trade is impacted by different trade types (e.g. equities, options, fixed income, stock plan, exchange-traded funds, mutual funds and cross border) that can have different commission rates. Accordingly, changes in the mix of trade types will impact average commission per trade.

Our U.S. DART volume decreased 11% to 155,310 for the three months ended March 31, 2010 compared to the same period in 2009. Option-related DARTs as a percentage of our total U.S. DARTs represented 15% and 12% of U.S. trading volume for the periods ending March 31, 2010 and 2009, respectively. Exchange-traded funds-related DARTs as a percentage of our total U.S. DARTs represented 9% and 18% of U.S. trading volume for the three months ended March 31, 2010 and 2009, respectively.

Average commission per trade increased 6% to $11.21 for the three months ended March 31, 2010 compared to the same period in 2009. The increase in the average commission per trade was due primarily to an improvement in the product and customer mix when compared to the same period in 2009, which was partially offset by a decrease related to the elimination of the $12.99 commission tier and the per share commission applied to market trades larger than 2,000 shares during the three months ended March 31, 2010.

Fees and Service Charges

Fees and service charges decreased 10% to $42.2 million for the three months ended March 31, 2010 compared to the same period in 2009. The decline was driven by a decrease in account service fees. We expect lower levels of fees and service charges in future periods as we eliminate all account activity fees beginning in the second quarter of 2010.

Principal Transactions

Principal transactions increased 49% to $26.2 million for the three months ended March 31, 2010 compared to the same period in 2009. Our principal transactions revenue is derived primarily from our market making business in which we act as a market-maker for our own brokerage customers’ orders as well as orders from third party customers. The increase in principal transactions revenue was due primarily to an increase in the volume of orders from our third party customers.

Gains on Loans and Securities, Net

Gains on loans and securities, net were $29.0 million and $35.3 million for the three months ended March 31, 2010 and 2009, respectively, as shown in the following table (dollars in millions):

	Three Months Ended March 31,		Variance
			2010 vs. 2009
	2010	2009	Amount	%
Losses on loans, net	$(0.9)	$—	$(0.9)	*

Gains on available-for-sale securities, net	29.4	37.8	(8.4)	(22)%
Gains (losses) on trading securities, net	0.7	(2.4)	3.1	*
Hedge ineffectiveness	(0.2)	(0.1)	(0.1)	306%

Gains (losses) on securities, net	29.9	35.3	(5.4)	(15)%

Gains on loans and securities, net	$29.0	$35.3	$(6.3)	(18)%

*	Percentage not meaningful.

Net Impairment

We recognized $8.6 million of net impairment during the three months ended March 31, 2010 on certain securities in our non-agency collateralized mortgage obligation (“CMO”) portfolio due to continued deterioration in the expected credit performance of the underlying loans in the securities. The net impairment included gross other-than-temporary impairment (“OTTI”) of $14.5 million for the three months ended March 31, 2010. Of the $14.5 million of gross OTTI for the three months ended March 31, 2010, $5.9 million related to the noncredit portion of OTTI and was recorded through other comprehensive income.

We had net impairment of $18.8 million for the three months ended March 31, 2009, which represented the total decline in the fair value of impaired securities in accordance with the OTTI accounting guidance that was in effect prior to April 1, 2009.

Other Revenues

Other revenues increased 15% to $14.0 million for the three months ended March 31, 2010 compared to the same period in 2009. This increase was due primarily to the gain on the sale of approximately $1 billion in savings accounts to Discover Financial Services in the first quarter of 2010. This transaction is in line with our overall strategy of reducing our balance sheet and growing our brokerage business as the savings accounts sold were predominantly with customers not affiliated with an active brokerage account.

Provision for Loan Losses

Provision for loan losses decreased $186.0 million to $268.0 million for the three months ended March 31, 2010 compared to the same period in 2009. The decrease in our provision for loan losses was driven by lower levels of at-risk (30-179 days delinquent) loans in our one- to four-family and home equity loan portfolios. We believe the delinquencies in both of these portfolios were caused by several factors, including: home price depreciation in key markets; growing inventories of unsold homes; rising foreclosure rates; significant contraction in the availability of credit; and a general decline in economic growth. In addition, the combined impact of home price depreciation and the reduction of available credit made it increasingly difficult for borrowers to refinance existing loans. Although we expect these factors will cause the provision for loan losses to continue at elevated levels in future periods, the level of provision for loan losses has declined for six consecutive quarters. While we cannot state with certainty that this trend will continue, we believe it is a positive indicator that our loan portfolio has continued to stabilize.

Operating Expense

The components of operating expense and the resulting variances are as follows (dollars in millions):

	Three Months Ended March 31,		Variance
			2010 vs. 2009
	2010	2009	Amount	%
Compensation and benefits	$87.2	$84.2	$3.0	4%
Clearing and servicing	39.2	42.7	(3.5)	(8)%
Advertising and market development	38.1	43.6	(5.5)	(13)%
FDIC insurance premiums	19.3	12.7	6.6	52%
Communications	20.5	21.6	(1.1)	(5)%
Professional services	20.3	19.6	0.7	3%
Occupancy and equipment	18.2	19.5	(1.3)	(7)%
Depreciation and amortization	20.6	20.3	0.3	2%
Amortization of other intangibles	7.1	7.4	(0.3)	(4)%
Facility restructuring and other exit activities	3.4	(0.1)	3.5	*
Other operating expenses	21.4	22.5	(1.1)	(5)%

Total operating expense	$295.3	$294.0	$1.3	0%

*	Percentage not meaningful.

Operating expense increased $1.3 million for the three months ended March 31, 2010 compared to the same period in 2009. This was driven primarily by an increase in FDIC insurance premiums expense, offset by a decrease in advertising and market development expense.

Compensation and Benefits

Compensation and benefits expense increased 4% to $87.2 million for the three months ended March 31, 2010 compared to the same period in 2009. This increase resulted primarily from higher variable compensation compared to the three months ended March 31, 2009.

Clearing and Servicing

Clearing and servicing expense decreased 8% to $39.2 million for the three months ended March 31, 2010 compared to the same period in 2009. This decrease resulted primarily from lower trading volumes and lower loan balances compared to the three months ended March 31, 2009.

Advertising and Market Development

Advertising and market development expense decreased 13% to $38.1 million for the three months ended March 31, 2010 compared to the same period in 2009. This decrease was due largely to the timing of our advertising expenditures in the first quarter of 2010 as we expect our advertising expenditures for 2010 to be similar to our advertising expenditures in 2009.

FDIC Insurance Premiums

FDIC insurance premiums increased 52% to $19.3 million for the three months ended March 31, 2010 compared to the same period in 2009. This was due to an increase in the ongoing FDIC insurance rates.

Facility Restructuring and Other Exit Activities

Facility restructuring and other exit activities were $3.4 million for the three months ended March 31, 2010. These costs were due primarily to the restructuring of our international brokerage business. While we do expect to record additional costs in the remaining periods of 2010, we believe the majority of the costs associated with this restructuring have already been incurred.

Other Income (Expense)

Other income (expense) was an expense of $39.1 million for the three months ended March 31, 2010 compared to an expense of $93.5 million for the three months ended March 31, 2009, as shown in the following table (dollars in millions):

	Three Months Ended March 31,		Variance
			2010 vs. 2009
	2010	2009	Amount	%
Other income (expense):
Corporate interest income	$0.0	$0.4	$(0.4)	(95)%
Corporate interest expense	(41.0)	(87.3)	46.3	(53)%
Gains (losses) on sales of investments, net	0.1	(0.5)	0.6	*
Losses on early extinguishment of debt	—	(3.0)	3.0	*
Equity in income (loss) of investments and venture funds	1.8	(3.1)	4.9	*

Total other income (expense)	$(39.1)	$(93.5)	$54.4	(58)%

*	Percentage not meaningful.

Total other income (expense) for the three months ended March 31, 2010 primarily consisted of corporate interest expense resulting from our interest-bearing corporate debt. Corporate interest expense decreased 53% to

$41.0 million for the three months ended March 31, 2010 compared to the same period in 2009. This was due to the reduction in interest-bearing debt in connection with our exchange Debt Exchange in the third quarter of 2009.

Income Tax Benefit

Income tax benefit was $18.1 million during the three months ended March 31, 2010 compared to $111.4 million for the same period in 2009. Our effective tax rates for the three months ended March 31, 2010 and 2009 were (27.4)% and (32.4)%, respectively.

Valuation Allowance

During the three months ended March 31, 2010 we did not provide for a valuation allowance against our federal deferred tax assets. We are required to establish a valuation allowance for deferred tax assets and record a charge to income if we determine, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized. If we did conclude that a valuation allowance was required, the resulting loss would have a material adverse effect on our results of operations and financial condition.

We did not establish a valuation allowance against our federal deferred tax assets as of March 31, 2010 as we believe that it is more likely than not that all of these assets will be realized. Our evaluation focused on identifying significant, objective evidence that we will be able to realize our deferred tax assets in the future. We reviewed the estimated future taxable income for our trading and investing and balance sheet management segments separately and determined that our net operating losses since 2007 are due solely to the credit losses in our balance sheet management segment. We believe these losses were caused by the crisis in the residential real estate and credit markets which significantly impacted our asset-backed securities and home equity loan portfolios in 2007 and continued to generate credit losses in 2008 and 2009. We estimate that these credit losses will continue in future periods; however, we ceased purchasing asset-backed securities and home equity loans which we believe are the root cause of these losses. Therefore, while we do expect credit losses to continue in future periods, we do expect these amounts to decline when compared to our credit losses in the three-year period ending in 2010. Our trading and investing segment generated substantial taxable income for each of the last six years and we estimate that it will continue to generate taxable income in future periods at a level sufficient to generate taxable income for the Company as a whole. We consider this to be significant, objective evidence that we will be able to realize our deferred tax assets in the future.

A key component of our evaluation of the need for a valuation allowance was our level of corporate interest expense, which represents our most significant non-operating related expense. Our estimates of future taxable income included this expense, which reduces the amount of segment income available to utilize our federal deferred tax assets. Therefore, a decrease in this expense in future periods would increase the level of estimated taxable income available to utilize our federal deferred tax assets. As a result of the Debt Exchange, we reduced our annual cash interest payments by approximately $200 million. We believe this decline in cash interest payments significantly improves our ability to utilize our federal deferred tax assets in future periods when compared to evaluations in prior periods which did not include this decline in corporate interest payments.

Our analysis of the need for a valuation allowance recognizes that we are in a cumulative book taxable loss position as of the three-year period ended March 31, 2010, which is considered significant and objective evidence that we may not be able to realize some portion of our deferred tax assets in the future. However, we believe we are able to rely on our forecasts of future taxable income and overcome the uncertainty created by the cumulative loss position.

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

We believe the tax ownership change will extend the period of time it will take to fully utilize our pre-ownership change NOLs, but will not limit the total amount of pre-ownership change NOLs we can utilize. Our updated estimate is that we will be subject to an overall annual limitation on the use of our pre-ownership change NOLs of approximately $194 million. Since the statutory carry forward period for our overall pre-ownership change NOLs, which are approximately $1.4 billion, is 20 years (the majority of which expire in 18 years), we believe we will be able to fully utilize these NOLs in future periods.

Our ability to utilize the pre-ownership change NOLs is dependent on our ability to generate sufficient taxable income over the duration of the carry forward periods and will not be impacted by our ability or inability to generate taxable income in an individual year.

SEGMENT RESULTS REVIEW

In the first quarter of 2010, we revised our segment financial reporting to reflect the manner in which our chief operating decision maker had begun assessing the Company’s performance and making resource allocation decisions. We no longer allocate costs associated with certain functions that are centrally managed to our operating segments. These costs are separately reported in a “Corporate/Other” category.

In addition, we now report FDIC insurance premiums expense in our balance sheet management segment. These expenses were previously reported in our trading and investing segment. Balance sheet management pays the trading and investing segment for the use of its deposits via the deposit transfer pricing arrangement, including a reimbursement for the cost associated with FDIC insurance. This change did not impact the income (loss) before income taxes of either segment as the component of the deposit transfer pricing payment for FDIC insurance premiums expense was removed.

Our segment financial information from prior periods has been reclassified in accordance with the new segment financial reporting.

Trading and Investing

The following table summarizes trading and investing financial information and key metrics as of and for the three months ended March 31, 2010 and 2009 (dollars in millions, except for key metrics):

	Three Months Ended March 31,		Variance
			2010 vs. 2009
	2010	2009	Amount	%
Net operating interest income	$193.6	$149.1	$44.5	30%
Commissions	113.3	125.6	(12.3)	(10)%
Fees and service charges	41.2	45.1	(3.9)	(8)%
Principal transactions	26.2	17.6	8.6	49%
Other revenues	11.4	8.9	2.5	28%

Total net revenue	385.7	346.3	39.4	11%
Total operating expense	200.0	206.3	(6.3)	(3)%

Trading and investing income before income taxes	$185.7	$140.0	$45.7	33%

Key Metrics:
U.S. DARTs(1)	155,310	175,403	(20,093)	(11)%
U.S. average commission per trade	$11.38	$10.98	$0.40	4%
End of period brokerage accounts(2)	2,631,977	2,575,195	56,782	2%
Net new brokerage accounts(2)	1,898	59,389	(57,491)	*
U.S. customer assets (dollars in billions)	$158.8	$108.5	$50.3	46%
Net new brokerage assets (dollars in billions)(2)	$2.2	$2.3	$(0.1)	*
Brokerage related cash (dollars in billions)(2)	$21.8	$16.8	$5.0	30%

*	Percentage not meaningful.
(1)	U.S. DARTs are defined as transactions executed on our domestic platforms.
(2)	References to “brokerage” in these metrics refer to activity on our domestic platforms and do not include brokerage activity from our international local brokerage accounts.

Our trading and investing segment generates revenue from brokerage and banking relationships with investors and from market-making activities. This segment generates five main sources of revenue: net operating interest income; commissions; fees and service charges; principal transactions; and other revenues. Other revenues include results from our employee stock option management software and services from our corporate customers, as we ultimately service retail investors through these corporate relationships.

Trading and investing income before income taxes increased 33% to $185.7 million for the three months ended March 31, 2010 compared to the same period in 2009. We continued to generate net new brokerage accounts, ending the first quarter with 2.6 million accounts. Our brokerage related cash, which is one of our most profitable sources of funding, increased by $5.0 billion when compared to the same period in 2009. We believe these metrics are indicators of a brokerage business that is able to compete effectively in a volatile environment and we believe we are positioned for continued growth in our trading and investing segment.

Trading and investing net operating interest income increased 30% to $193.6 million for the three months ended March 31, 2010 compared to the same period in 2009. This was due primarily to a decrease in the yields paid on our deposits and an increase in the average balance of our margin receivables during the comparable periods.

Trading and investing commissions revenue decreased 10% to $113.3 million for the three months ended March 31, 2010 compared to the same period in 2009. The decrease in commissions revenue was primarily the result of a decrease in U.S. DARTs of 11% to 155,310 for the three months ended March 31, 2010 compared to the same period in 2009. This decrease was slightly offset by an increase in the average commission per trade of 6% to $11.21 for the three months ended March 31, 2010 compared to the same period in 2009.

Trading and investing fees and service charges decreased 8% to $41.2 million for the three months ended March 31, 2010 compared to the same period in 2009. The decline was driven by a decrease in account service fees. We expect lower levels of fees and service charges in future periods as we eliminate all account activity fees in the second quarter of 2010.

Trading and investing principal transactions increased 49% to $26.2 million for the three months ended March 31, 2010 compared to the same period in 2009. Our principal transactions revenue is derived primarily from our market making business in which we act as a market-maker for our own brokerage customers’ orders as well as orders from third party customers. The increase in principal transactions revenue was due primarily to an increase in the volume of orders from our third party customers.

Trading and investing operating expense decreased 3% to $200.0 million for three months ended March 31, 2010 compared to the same period in 2009. This related primarily to a decrease in advertising and market development expense during the period. This decrease was due largely to the timing of our advertising expenditures in the first quarter of 2010 as we expect our advertising expenditures for 2010 to be similar to our advertising expenditures in 2009.

As of March 31, 2010, we had approximately 2.6 million brokerage accounts (excluding 0.1 million international local accounts), 1.0 million stock plan accounts and 0.6 million banking accounts. For the three months ended March 31, 2010 and 2009, our brokerage products contributed 68% and 77%, respectively, and our banking products, which include sweep products, contributed 32% and 23%, respectively, of total trading and investing net revenue.

Balance Sheet Management

The following table summarizes balance sheet management financial information and key metrics as of and for the three months ended March 31, 2010 and 2009 (dollars in millions, except for key metrics):

	Three Months Ended March 31,		Variance
			2010 vs. 2009
	2010	2009	Amount	%
Net operating interest income	$126.7	$129.5	$(2.8)	(2)%
Fees and service charges	1.0	1.7	(0.7)	(40)%
Gains on loans and securities, net	29.0	35.3	(6.3)	(18)%
Net impairment	(8.6)	(18.8)	*	*
Other revenues	2.6	3.3	(0.7)	(21)%

Total net revenue	150.7	151.0	(0.3)	(0)%
Provision for loan losses	268.0	454.0	(186.0)	(41)%
Total operating expense	51.7	48.3	3.4	7%
Losses from early extinguishment of debt	—	3.0	(3.0)	*

Balance sheet management loss before income taxes	$(169.0)	$(354.3)	$185.3	(52)%

Key Metrics:
Allowance for loan losses (dollars in millions)	$1,162.4	$1,200.8	$(38.4)	(3)%
Allowance for loan losses as a % of gross loans receivable	6.09%	4.91%	*	1.18%

*	Percentage not meaningful.

Our balance sheet management segment generates revenue from managing loans previously originated or purchased from third parties as well as our customer cash and deposit relationships to generate additional net operating interest income.

The balance sheet management segment reported a loss of $169.0 million for the three months ended March 31, 2010. The losses in the segment are due primarily to the provision for loan losses of $268.0 million for the three months ended March 31, 2010.

Gains on loans and securities, net were $29.0 million for the three months ended March 31, 2010 compared to $35.3 million for the same period in 2009. The gains on loans and securities, net were due primarily to gains on the sales of certain agency mortgage-backed securities during the three months ended March 31, 2010 and 2009.

We recognized $8.6 million net impairment during the three months ended March 31, 2010 on certain securities in our non-agency CMO portfolio due to continued deterioration in the expected credit performance of the underlying loans in the securities. The net impairment included gross OTTI of $14.5 million for the three months ended March 31, 2010. Of the $14.5 million of gross OTTI for the three months ended March 31, 2010, $5.9 million related to the noncredit portion of OTTI and was recorded through other comprehensive income. We had net impairment of $18.8 million for the three months ended March 31, 2009, which represented the total decline in the fair value of impaired securities in accordance with the OTTI accounting guidance that was in effect prior to April 1, 2009.

Provision for loan losses decreased $186.0 million to $268.0 million for the three months ended March 31, 2010 compared to the same period in 2009. The decrease in the provision for loan losses was driven by lower levels of at-risk (30-179 days delinquent) loans in our one- to four-family and home equity loan portfolios.

Total balance sheet management operating expense increased 7% to $51.7 million for the three months ended March 31, 2010 compared to the same period in 2009 and was due primarily to increased FDIC insurance premiums due to an increase in ongoing FDIC insurance rates.

Corporate/Other

The following table summarizes corporate/other financial information for the three months ended March 31, 2010 and 2009 (dollars in millions):

	Three Months Ended March 31,		Variance
			2010 vs. 2009
	2010	2009	Amount	%
Total net revenue	$0.0	$0.1	$(0.1)	*

Compensation and benefits	21.1	20.0	1.1	6%
Communications	0.5	0.5	0.0	4%
Professional services	8.3	10.1	(1.8)	(18)%
Occupancy and equipment	0.6	(0.3)	0.9	*
Depreciation and amortization	4.9	4.7	0.2	4%
Facility restructuring and other exit activities	3.4	(0.1)	3.5	*
Other operating expenses	4.8	4.4	0.4	10%

Total operating expense	43.6	39.3	4.3	11%

Operating loss	(43.6)	(39.2)	(4.4)	11%
Total other income (expense)	(39.1)	(90.5)	51.4	(57)%

Corporate/other loss before income taxes	$(82.7)	$(129.7)	$47.0	(36)%

*	Percentage not meaningful.

Our corporate/other category includes costs that are centrally managed, technology related costs incurred to support centrally managed functions, restructuring and other exit activities, corporate debt and corporate investments.

Our corporate/other loss before income taxes was a loss of $82.7 million for the three months ended March 31, 2010. The losses were due primarily to total operating expenses of $43.6 million and corporate interest expense of $41.0 million resulting from our interest-bearing corporate debt. Our corporate/other total operating expenses increased 11% to $43.6 million for the three months ended March 31, 2010 compared to the same period in 2009. This increase was due primarily to an increase in facility restructuring and other exit activities of $3.5 million due primarily to the restructuring of our international brokerage business.

BALANCE SHEET OVERVIEW

The following table sets forth the significant components of our consolidated balance sheet (dollars in millions):

	March 31, 2010	December 31, 2009	Variance
			2010 vs. 2009
			Amount	%
Assets:
Cash and equivalents	$3,068.4	$3,483.2	$(414.8)	(12)%
Cash and investments required to be segregated under federal or other regulations	2,087.6	1,545.3	542.3	35%
Trading securities	47.0	38.3	8.7	23%
Available-for-sale mortgage-backed and investment securities	13,278.4	13,319.7	(41.3)	0%
Margin receivables	3,986.7	3,827.2	159.5	4%
Loans, net	18,188.0	19,174.9	(986.9)	(5)%
Investment in FHLB stock	183.9	183.9	0.0	0%
Other(1)	5,838.7	5,794.0	44.7	1%

Total assets	$46,678.7	$47,366.5	$(687.8)	(1)%

Liabilities and shareholders’ equity:
Deposits	$24,632.9	$25,597.7	$(964.8)	(4)%
Wholesale borrowings(2)	9,133.7	9,188.8	(55.1)	(1)%
Customer payables	5,620.1	5,234.2	385.9	7%
Corporate debt	2,400.4	2,458.7	(58.3)	(2)%
Accounts payable, accrued and other liabilities	1,075.2	1,137.5	(62.3)	(5)%

Total liabilities	42,862.3	43,616.9	(754.6)	(2)%
Shareholders’ equity	3,816.4	3,749.6	66.8	2%

Total liabilities and shareholders’ equity	$46,678.7	$47,366.5	$(687.8)	(1)%

(1)	Includes balance sheet line items property and equipment, net, goodwill, other intangibles, net and other assets.
(2)	Includes balance sheet line items securities sold under agreements to repurchase and FHLB advances and other borrowings.

The slight decrease in total assets was attributable primarily to a decrease of $1.0 billion in loans, net. The decrease in loans, net was due to our strategy of reducing balance sheet risk by allowing our loan portfolio to pay down, which we plan to do for the foreseeable future.

The slight decrease in total liabilities was attributable primarily to the decrease of $1.0 billion in deposits. The decrease in deposits was a result of the sale of approximately $1 billion of savings accounts to Discover Financial Services in the first quarter of 2010.

Available-for-Sale Mortgage-Backed and Investment Securities

Available-for-sale securities are summarized as follows (dollars in millions):

	March 31, 2010	December 31, 2009	Variance
			2010 vs. 2009
			Amount	%
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$8,449.8	$8,966.9	$(517.1)	(6)%
Non-agency CMOs and other	371.6	375.1	(3.5)	(1)%

Total residential mortgage-backed securities	8,821.4	9,342.0	(520.6)	(6)%
Investment securities	4,457.0	3,977.7	479.3	12%

Total available-for-sale securities	$13,278.4	$13,319.7	$(41.3)	(0)%

Available-for-sale securities represented 28% of total assets at both March 31, 2010 and December 31, 2009. The slight decrease of available-for-sale securities was due primarily to the sale of certain agency mortgage-backed securities and CMOs, offset by an increase in investment securities related to the purchase of U.S. Treasury securities and other agency debt securities.

Loans, Net

Loans, net are summarized as follows (dollars in millions):

	March 31, 2010	December 31, 2009	Variance
			2010 vs. 2009
			Amount	%
Loans held-for-sale	$255.1	$7.9	$247.2	*
One- to four-family	9,752.6	10,567.1	(814.5)	(8)%
Home equity	7,422.3	7,769.7	(347.4)	(4)%
Consumer and other	1,762.0	1,841.3	(79.3)	(4)%
Unamortized premiums, net	158.4	171.6	(13.2)	(8)%
Allowance for loan losses	(1,162.4)	(1,182.7)	20.3	(2)%

Total loans, net	$18,188.0	$19,174.9	$(986.9)	(5)%

*	Percentage not meaningful.

Loans, net decreased 5% to $18.2 billion at March 31, 2010 from $19.2 billion at December 31, 2009. This decline was due primarily to our strategy of reducing balance sheet risk by allowing our loan portfolio to pay down, which we plan to do for the foreseeable future.

The increase in loans held-for-sale was due to approximately $250 million of one- to four-family loans that were reclassified from loans held-for-investment to loans held-for-sale at March 31, 2010. We plan to securitize these loans with Fannie Mae during the second quarter of 2010. For the foreseeable future, we do not plan to securitize or sell any of our remaining one- to four-family loans in our held-for-investment portfolio.

Deposits

Deposits are summarized as follows (dollars in millions):

	March 31, 2010	December 31, 2009	Variance
			2010 vs. 2009
			Amount	%
Sweep deposit accounts	$13,395.3	$12,551.5	$843.8	7%
Complete savings accounts	8,047.7	9,704.0	(1,656.3)	(17)%
Other money market and savings accounts	1,165.7	1,183.4	(17.7)	(1)%
Certificates of deposit	1,060.3	1,215.8	(155.5)	(13)%
Checking accounts	846.6	813.7	32.9	4%
Brokered certificates of deposit	117.3	129.3	(12.0)	(9)%

Total deposits	$24,632.9	$25,597.7	$(964.8)	(4)%

Deposits represented 57% and 59% of total liabilities at March 31, 2010 and December 31, 2009, respectively. Deposits generally provide us the benefit of lower interest costs compared with wholesale funding alternatives. The decrease in deposits of $1.0 billion during the quarter was due primarily to a decrease of $1.7 billion in complete savings accounts, partially offset by an increase of $0.8 billion in sweep deposit accounts. At March 31, 2010, 94% of our customer deposits were covered by FDIC insurance.

We sold approximately $1 billion of savings accounts to Discover Financial Services in March 2010. This transaction is in line with our overall strategy of reducing our balance sheet and growing our brokerage business as the savings accounts sold were predominantly with customers not affiliated with an active brokerage account.

The deposits balance is a component of the total customer cash and deposits balance reported as a customer activity metric of $33.3 billion and $33.8 billion at March 31, 2010 and December 31, 2009, respectively. The total customer cash and deposits balance is summarized as follows (dollars in millions):

	March 31, 2010	December 31, 2009	Variance
			2010 vs. 2009
			Amount	%
Deposits	$24,632.9	$25,597.7	$(964.8)	(4)%
Less: brokered certificates of deposit	(117.3)	(129.3)	12.0	(9)%

Retail deposits	24,515.6	25,468.4	(952.8)	(4)%
Customer payables	5,620.1	5,234.2	385.9	7%
Customer cash balances held by third parties and other	3,149.7	3,132.8	16.9	1%

Total customer cash and deposits	$33,285.4	$33,835.4	$(550.0)	(2)%

Wholesale Borrowings

Wholesale borrowings, which consist of securities sold under agreements to repurchase and FHLB advances and other borrowings are summarized as follows (dollars in millions):

	March 31, 2010	December 31, 2009	Variance
			2010 vs. 2009
			Amount	%
Securities sold under agreements to repurchase	$6,385.3	$6,441.9	$(56.6)	(1)%

FHLB advances	$2,303.6	$2,303.6	$—	—%
Subordinated debentures	427.4	427.4	0.0	0%
Other	17.4	15.9	1.5	9%

Total FHLB advances and other borrowings	$2,748.4	$2,746.9	$1.5	0%

Total wholesale borrowings	$9,133.7	$9,188.8	$(55.1)	(1)%

Wholesale borrowings represented 21% of total liabilities at both March 31, 2010 and December 31, 2009. FHLB advances coupled with securities sold under agreements to repurchase are the primary wholesale funding sources of the Bank. As a result, we expect these balances to fluctuate over time as our deposits and our interest-earning assets fluctuate.

Corporate Debt

Corporate debt by type is shown as follows (dollars in millions):

	Face Value	Discount	Fair Value Adjustment	Net
March 31, 2010
Interest-bearing notes:
Senior notes:
8% Notes, due 2011	$3.6	$—	$—	$3.6
7 3/8 % Notes, due 2013	414.7	(3.2)	21.6	433.1
7 7/8 % Notes, due 2015	243.2	(1.7)	10.7	252.2

Total senior notes	661.5	(4.9)	32.3	688.9
12 1/2 % Springing lien notes, due 2017	930.2	(187.0)	8.1	751.3

Total interest-bearing notes	1,591.7	(191.9)	40.4	1,440.2
Non-interest-bearing debt:
0% Convertible debentures, due 2019	960.2	—	—	960.2

Total corporate debt	$2,551.9	$(191.9)	$40.4	$2,400.4

	Face Value	Discount	Fair Value Adjustment	Net
December 31, 2009
Interest-bearing notes:
Senior notes:
8% Notes, due 2011	$3.6	$—	$—	$3.6
7 3/8 % Notes, due 2013	414.7	(3.4)	21.5	432.8
7 7/8 % Notes, due 2015	243.2	(1.8)	11.2	252.6

Total senior notes	661.5	(5.2)	32.7	689.0
12 1/2 % Springing lien notes, due 2017	930.2	(189.8)	8.4	748.8

Total interest-bearing notes	1,591.7	(195.0)	41.1	1,437.8
Non-interest-bearing debt:
0% Convertible debentures, due 2019	1,020.9	—	—	1,020.9

Total corporate debt	$2,612.6	$(195.0)	$41.1	$2,458.7

As of May 4, 2010, a cumulative total of $1.0 billion of our convertible debentures were converted and our total common shares outstanding were 2.2 billion. The remaining face value of the convertible debt as of May 4, 2010 was approximately $711.4 million.

Shareholders’ Equity

The activity in shareholders’ equity during the three months ended March 31, 2010 is summarized as follows (dollars in millions):

	Common Stock/ Additional Paid-In Capital	Accumulated Deficit/Other Comprehensive Loss	Total
Beginning balance, December 31, 2009	$6,277.1	$(2,527.5)	$3,749.6
Net loss	—	(47.8)	(47.8)
Conversions of convertible debentures	60.8	—	60.8
Claims settlement under Section 16(b)	35.0	—	35.0
Net change from available-for-sale securities	—	41.2	41.2
Net change from cash flow hedging instruments	—	(22.5)	(22.5)
Other(1)	2.2	(2.1)	0.1

Ending balance, March 31, 2010	$6,375.1	$(2,558.7)	$3,816.4

(1)	Other includes employee stock compensation accounting and changes in accumulated other comprehensive loss from foreign currency translation.

In January 2010, a security holder paid the Company $35 million to settle a claim under Section 16(b) of the Securities Exchange Act of 1934. Section 16(b) requires certain persons and entities whose securities trading activities result in “short swing” profits to repay such profits to the issuer of the security. Section 16(b) liability does not require that the security holder trade while in possession of material non-public information. This payment was recorded as an increase to shareholders’ equity in the first quarter of 2010.

In the first quarter of 2010, the Company announced that it would seek the approval of its stockholders for a 1-for-10 reverse stock split and a corresponding decrease to the Company’s authorized shares of common stock to a total of 400 million shares. If approved by the stockholders at the Company’s 2010 Annual Meeting, which is scheduled to be held on May 13, 2010, the reverse stock split should become effective in early June 2010.

LIQUIDITY AND CAPITAL RESOURCES

We have established liquidity and capital policies to support the successful execution of our business strategies, while ensuring ongoing and sufficient liquidity through the business cycle. These policies are especially important during periods of stress in the financial markets, which have been ongoing since the fourth quarter of 2007 and could continue for some time.

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

Capital is generated primarily through our business operations and our capital market activities. Our trading and investing segment has been profitable and a generator of capital for the past six years and we expect that trend to continue. However, our provision for loan losses, which is reported in the balance sheet management segment, has more than offset the capital generated by both of our segments in recent periods. While we cannot state this with certainty, we believe that this trend will reverse at some point in the foreseeable future and our business operations will again be a net generator of capital. The primary business operations of both our trading and investing and balance sheet management segments are contained within the Bank; therefore, we believe a key indicator of the capital generated or used in our business operations is the level of regulatory capital in the Bank. During the first quarter of 2010, the Bank generated an additional $48 million of risk-based capital in excess of the level our regulators define as well-capitalized. While we do not expect the Bank to generate risk-based capital in every quarter of 2010, we do expect the Bank to generate risk-based capital for the full year in 2010.

Corporate Cash

Corporate cash is the primary source of liquidity at the parent company and is available to invest in our regulated subsidiaries. We define corporate cash as cash held at the parent company as well as cash held in certain subsidiaries that can distribute cash to the parent company without any regulatory approval. The components of corporate cash as of March 31, 2010 and December 31, 2009 are as follows (dollars in millions):

	March 31, 2010	December 31, 2009	Variance
			2010 vs. 2009
Parent company cash	$418.0	$388.7	$29.3
Other cash(1)	0.4	4.5	(4.1)

Total corporate cash	$418.4	$393.2	$25.2

(1)	Other cash consists of corporate subsidiaries that can distribute cash to the parent company without any regulatory approval.

Consolidated Cash and Equivalents

The consolidated cash and equivalents balance decreased by $0.4 billion to $3.1 billion for the three months ended March 31, 2010. The majority of this balance is cash held in regulated subsidiaries, primarily the Bank, outlined as follows (dollars in millions):

	March 31, 2010	December 31, 2009	Variance
			2010 vs. 2009
Corporate cash	$418.4	$393.2	$25.2
Bank cash	2,403.3	2,863.2	(459.9)
International brokerage and other cash	246.7	275.8	(29.1)
Less:
Cash reported in other assets(1)	—	(49.0)	49.0

Total consolidated cash	$3,068.4	$3,483.2	$(414.8)

(1)

Cash reported in other assets consisted of cash that we invested in The Reserve Funds’ Primary Fund and was included as a receivable in the other assets line item. We received the final distribution from the Primary Fund during the first quarter of 2010.

The cash held in our regulated subsidiaries serves as a source of liquidity for those subsidiaries and is not a primary source of capital for the parent company.

Cash and Equivalents Held in the Reserve Fund

On January 29, 2010, we received a final distribution from The Reserve Fund for $49.8 million. This distribution resulted in a gain of $0.8 million in the first quarter of 2010 as the pro-rata final distribution was greater than what we originally estimated we would receive. This gain was recorded in the gains on loans and securities, net and gains (losses) on sales of investments, net on the consolidated statement of loss.

Liquidity Available from Subsidiaries

Liquidity available to the Company from its subsidiaries is limited by regulatory requirements. In addition, E*TRADE Bank may not pay dividends to the parent company without approval from the OTS and any loans by E*TRADE Bank to the parent company and its other non-bank subsidiaries are subject to various quantitative, arm’s length, collateralization and other requirements.

We maintain capital in excess of regulatory minimums at our regulated subsidiaries, the most significant of which is E*TRADE Bank. As of March 31, 2010, we held $945.6 million of risk-based total capital at E*TRADE Bank in excess of the regulatory minimum level required to be considered “well capitalized.” In the current credit environment, we plan to maintain excess risk-based total capital at E*TRADE Bank in order to enhance our ability to absorb credit losses while still maintaining “well capitalized” status. However, events beyond management’s control, such as a continued deterioration in residential real estate and credit markets, could adversely affect future earnings and E*TRADE Bank’s ability to meet its future capital requirements.

The Company’s broker-dealer subsidiaries are subject to capital requirements determined by their respective regulators. At March 31, 2010 and December 31, 2009, all of our significant brokerage subsidiaries met their minimum net capital requirements. Our broker-dealer subsidiaries had excess net capital of $563.6 million(1) at March 31, 2010, an increase of $5.3 million from December 31, 2009. While we cannot assure that we would obtain regulatory approval in the future to withdraw any of this excess net capital, $427.7 million is available for dividend while still maintaining a capital level above regulatory “early warning” guidelines.

Other Sources of Liquidity

We also maintain $375 million in uncommitted financing to meet margin lending needs. At March 31, 2010, there were no outstanding balances and the full $375 million was available.

We rely on borrowed funds, such as FHLB advances and securities sold under agreements to repurchase, to provide liquidity for the Bank. Our ability to borrow these funds is dependent upon the continued availability of funding in the wholesale borrowings market. At March 31, 2010, the Bank had approximately $4.8 billion in additional collateralized borrowing capacity with the FHLB. We also have the ability to generate liquidity in the form of additional deposits by raising the yield on our customer deposit accounts.

We have the option to make the interest payments on our 12 1/2% Notes in the form of either cash or additional 12 1/2% Notes through May 2010. During the second quarter of 2008, we elected to make our first interest payment of approximately $121 million in cash. During 2008 and 2009, we elected to make our second, third and fourth interest payments of $121 million, $129 million and $55 million, respectively, in the form of additional 12 1/2% Notes. Based on the balance of the 12 1/2% Notes as of March 31, 2010, the interest payments are approximately $116 million per annum. The May 2010 interest payment is the last payment for which we have the option to pay in the form of either cash or additional 12 1/2% Notes. While we plan to make this interest payment in the form of cash, we will consider it more specifically as we approach the interest payment date. We are required to pay the November 2010 payment and all remaining interest payments in cash.

(1)	The excess net capital of the broker-dealer subsidiaries at March 31, 2010 included $394.1 million and $102.7 million of excess net capital at E*TRADE Clearing LLC and E*TRADE Securities LLC, respectively, which are subsidiaries of E*TRADE Bank and are also included in the excess risk-based capital of E*TRADE Bank.

Corporate Debt

Our current senior debt ratings are B3 by Moody’s Investor Service, CCC+ by Standard & Poor’s and B (high) by Dominion Bond Rating Service (“DBRS”). The Company’s long-term deposit ratings are Ba3 by Moody’s Investor Service, B by Standard & Poor’s and BB by DBRS. A significant change in these ratings may impact the rate and availability of future borrowings.

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

Tangible Common Equity

We believe that tangible common equity to tangible common assets ratio is a measure of our capital strength and is additional useful information that supplements the regulatory capital ratios of E*TRADE Bank. The following table shows the calculation of our tangible common equity to tangible common assets ratio (dollars in millions):

	March 31, 2010	December 31, 2009	Variance
			2010 vs. 2009
Total assets	$46,678.7	$47,366.5	(1)%
Less: Goodwill and other intangibles, net	(2,301.6)	(2,308.7)	0%
Add: Deferred tax liability related to goodwill	188.8	176.9	7%

Tangible assets(1)	$44,565.9	$45,234.7	(1)%

Shareholders’ equity	$3,816.4	$3,749.6	2%
Less: Goodwill and other intangibles, net	(2,301.6)	(2,308.7)	0%
Add: Deferred tax liability related to goodwill	188.8	176.9	7%

Tangible common equity(2)	$1,703.6	$1,617.8	5%

Tangible common equity to tangible assets(3)	3.82%	3.58%	0.24%

(1)	Tangible assets is calculated as total assets less goodwill (net of related deferred tax liability) and other intangible assets and is a non-GAAP measure.
(2)	Tangible common equity is calculated as shareholders’ equity less goodwill (net of related deferred tax liability) and other intangible assets and is a non-GAAP measure.
(3)	Tangible common equity to tangible assets is a non-GAAP measure, the components of which are defined above.

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

For additional information on liquidity risk, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources. For additional information about our interest rate risk, see Item 3. Quantitative and Qualitative Disclosures about Market Risk. Operational risk and the management of risk are more fully described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2009, as amended by a Current Report on Form 8-K filed concurrently on May 5, 2010. We are also subject to other risks that could impact our business, financial condition, results of operations or cash flows in future periods. See Part II-Item 1A. Risk Factors.

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

Loss Mitigation

We have a credit management team that focuses on the mitigation of potential losses in the loan portfolio. Through a variety of strategies, including voluntary line closures, automatically freezing lines on all delinquent accounts, and freezing lines on loans with materially reduced home equity, we have reduced our exposure to open home equity lines from a high of over $7 billion in 2007 to $0.8 billion as of March 31, 2010.

We also have an active loan modification program that focuses on the mitigation of potential losses in the loan portfolio. We consider modifications in which we made an economic concession to a borrower experiencing financial difficulty a troubled debt restructuring (“TDR”). As of March 31, 2010, we had modified $710.9 million of loans in which the modification was considered a TDR. We also modified a number of loans through traditional collections actions taken in the normal course of servicing delinquent accounts. These actions typically result in an insignificant delay in the timing of payments; therefore, the Company does not consider such activities to be economic concessions to the borrowers.

The team has several other initiatives either in progress or in development which are focused on mitigating losses in our loan portfolio. Those initiatives include improving collection efforts and practices of our servicers as well as increasing our loss recovery efforts to minimize the level of loss on a loan that goes to charge-off.

In addition, we continue to review our mortgage loan portfolio in order to identify loans to be repurchased by the originator. Our review is primarily focused on identifying loans with violations of transaction representations and warranties or material misrepresentation on the part of the seller. Any loans identified with these deficiencies are submitted to the original seller for repurchase. Approximately $7.0 million and $74.4 million of loans were repurchased by the original sellers for the three months ended March 31, 2010 and the year ended December 31, 2009, respectively.

Underwriting Standards—Originated Loans

We provide access to real estate loans for our customers through a third party company. This product is being offered as a convenience to our customers and is not one of our primary product offerings. We structured this arrangement to minimize our assumption of any of the typical risks commonly associated with mortgage lending. The third party company providing this product performs all processing and underwriting of these loans. Shortly after closing, the third party company purchases the loans from us and is responsible for the credit risk associated with these loans. We originated $28.7 million in loans during the three months ended March 31, 2010 and we had commitments to originate mortgage loans of $36.7 million at March  31, 2010.

CONCENTRATIONS OF CREDIT RISK

Loans

We track and review many factors to predict and monitor credit risk in our loan portfolio, which is primarily made up of loans secured by residential real estate. These factors, which are documented at the time of origination, include: borrowers’ debt-to-income ratio, borrowers’ credit scores, housing prices, documentation type, occupancy type and loan type. We also review estimated current loan-to-value (“LTV”) ratios when monitoring credit risk in our loan portfolios. In economic conditions in which housing prices generally appreciate, we believe that loan type, LTV ratios and credit scores are the key factors in determining future loan performance. In the current housing market with declining home prices and less credit available for refinance, we believe the LTV ratio becomes a more important factor in predicting and monitoring credit risk.

We believe certain categories of loans inherently have a higher level of credit risk due to characteristics of the borrower and/or features of the loan. Two of these categories are sub-prime and option adjustable rate mortgages (“ARM”) loans. As a general matter, we did not originate or purchase these loans to hold on our balance sheet; however, in the normal course of purchasing large pools of real estate loans, we invariably ended up acquiring a de minimis amount of sub-prime loans. As of March 31, 2010, we held no option ARM loans.

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

The breakdowns by current LTV/CLTV and FICO score of our two main loan portfolios, one-to four-family and home equity, are as follows (dollars in millions):

	One- to Four-Family		Home Equity
Current LTV/CLTV(1)	March 31, 2010	December 31, 2009	March 31, 2010	December 31, 2009
<=70%	$1,769.8	$2,095.3	$1,358.0	$1,379.6
70% - 80%	1,087.8	1,148.2	477.5	507.6
80% - 90%	1,368.4	1,464.2	670.3	705.6
90% - 100%	1,399.4	1,500.9	846.6	885.9
>100%	4,127.2	4,358.5	4,069.9	4,291.0

Total	$9,752.6	$10,567.1	$7,422.3	$7,769.7

Average estimated current LTV/CLTV(2)	98.4%	97.3%	105.3%	106.0%
Average LTV/CLTV at loan origination(3)	70.4%	70.1%	80.1%	79.5%

(1)

Current CLTV calculations for home equity loans are based on the maximum available line for home equity lines of credit and outstanding principal balance for home equity installment loans. Current property values are updated on a quarterly basis using the most recent property value data available to us. For properties in which we did not have an updated valuation, we utilized home price indices to estimate the current property value.

(2)	The average estimated current LTV ratio reflects the outstanding balance at the balance sheet date, divided by the estimated current property value.
(3)	Average LTV/CLTV at loan origination calculations are based on LTV/CLTV at time of purchase for one- to four-family purchased loans and undrawn balances for home equity loans.

	One- to Four-Family		Home Equity
Current FICO(1)	March 31, 2010	December 31, 2009	March 31, 2010	December 31, 2009
>=720	$5,536.2	$6,313.2	$3,858.2	$4,154.4
719 - 700	815.2	870.1	688.3	782.6
699 - 680	628.1	698.0	554.4	622.9
679 - 660	491.4	492.8	425.6	472.6
659 - 620	700.6	647.9	569.1	584.8
<620	1,581.1	1,545.1	1,326.7	1,152.4

Total	$9,752.6	$10,567.1	$7,422.3	$7,769.7

(1)

FICO scores are updated on a quarterly basis; however, as of March 31, 2010 and December 31, 2009, there were some loans for which the updated FICO scores were not available. The current FICO distribution as of March 31, 2010 included original FICO scores for approximately $379 million and $475 million of one- to four-family and home equity loans, respectively. The current FICO distribution as of December 31, 2009 included original FICO scores for approximately $365 million and $847 million of one- to four-family and home equity loans, respectively.

In addition to the factors described above, we monitor credit trends in loans by acquisition channel, vintage and geographic location, which are summarized below as of March 31, 2010 and December 31, 2009 (dollars in millions):

	One- to Four-Family		Home Equity
Acquisition Channel	March 31, 2010	December 31, 2009	March 31, 2010	December 31, 2009
Purchased from a third party	$7,981.5	$8,660.2	$6,494.3	$6,803.9
Originated by the Company	1,771.1	1,906.9	928.0	965.8

Total real estate loans	$9,752.6	$10,567.1	$7,422.3	$7,769.7

	One- to Four-Family		Home Equity
Vintage Year	March 31, 2010	December 31, 2009	March 31, 2010	December 31, 2009
2003 and prior	$363.0	$438.4	$519.9	$550.1
2004	869.7	1,034.9	682.9	715.4
2005	2,057.1	2,219.1	1,831.2	1,898.5
2006	3,713.6	3,944.2	3,450.0	3,626.4
2007	2,727.2	2,904.2	923.0	963.8
2008	22.0	26.3	15.3	15.5

Total real estate loans	$9,752.6	$10,567.1	$7,422.3	$7,769.7

	One- to Four-Family		Home Equity
Geographic Location	March 31, 2010	December 31, 2009	March 31, 2010	December 31, 2009
California	$4,468.9	$4,829.6	$2,359.2	$2,472.8
New York	729.5	800.9	516.4	533.8
Florida	675.2	717.8	530.8	561.9
Virginia	398.7	438.6	316.7	327.9
Other states	3,480.3	3,780.2	3,699.2	3,873.3

Total real estate loans	$9,752.6	$10,567.1	$7,422.3	$7,769.7

Approximately 40% of the Company’s real estate loans were concentrated in California at both March 31, 2010 and December 31, 2009. No other state had concentrations of real estate loans that represented 10% or more of the Company’s real estate portfolio.

Allowance for Loan Losses

The allowance for loan losses is management’s estimate of credit losses inherent in our loan portfolio as of the balance sheet date. The estimate of the allowance for loan losses is based on a variety of quantitative and qualitative factors, including the composition and quality of the portfolio; delinquency levels and trends; current and historical charge-off and loss experience; current industry charge-off and loss experience; our historical loss mitigation experience; the condition of the real estate market and geographic concentrations within the loan portfolio; the interest rate climate; the overall availability of housing credit; and general economic conditions. The allowance for loan losses is typically equal to management’s estimate of loan charge-offs in the twelve months following the balance sheet date as well as the estimated charge-offs, including economic concessions to borrowers, over the estimated remaining life of loans modified in TDRs. Determining the adequacy of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain. Subsequent evaluations of the loan portfolio, in light of the factors then prevailing, may result in significant changes in the allowance for loan losses in future periods. We believe our allowance for loan losses at March 31, 2010 is representative of probable losses inherent in the loan portfolio at the balance sheet date.

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

The following table presents the allowance for loan losses by major loan category (dollars in millions):

	One- to Four-Family		Home Equity		Consumer and Other		Total
	Allowance	Allowance as a % of Loans Receivable(1)	Allowance	Allowance as a % of Loans Receivable(1)	Allowance	Allowance as a % of Loans Receivable(1)	Allowance	Allowance as a % of Loans Receivable(1)
March 31, 2010	$433.9	4.43%	$657.2	8.73%	$71.3	4.00%	$1,162.4	6.09%
December 31, 2009	$489.9	4.62%	$620.0	7.87%	$72.8	3.90%	$1,182.7	5.81%

(1)	Allowance as a percentage of loans receivable is calculated based on the gross loans receivable for each respective category.

During the three months ended March 31, 2010, the allowance for loan losses decreased by $20.3 million from the level at December 31, 2009. This decrease was driven primarily by the decrease in the allowance allocated to the one- to four-family loan portfolio, which began to deteriorate during 2008, offset by an increase in the allowance allocated to the home equity loan portfolio, which began to deteriorate during the second half of 2007. We believe the deterioration in both of these portfolios was caused by several factors, including: home price depreciation in key markets; growing inventories of unsold homes; rising foreclosure rates; sustained contraction in the availability of credit; and a general decline in economic growth. In addition, the combined impact of home price depreciation and the reduction of available credit made it increasingly difficult for borrowers to refinance existing loans. Although we expect these factors will cause the provision for loan losses to continue at elevated levels in future periods, the level of provision for loan losses has declined for six consecutive quarters. While we cannot state with certainty that this trend will continue, we believe it is a positive indicator that our loan portfolio has continued to stabilize.

Included in our allowance for loan losses at March 31, 2010 was a specific allowance of $231.0 million that was established for TDRs. The specific allowance for these individually impaired loans represents the expected loss, including the economic concession to the borrower, over the remaining life of the loan. The following table shows the TDRs and specific valuation allowance by loan portfolio as of March 31, 2010 and December 31, 2009 (dollars in millions):

	Recorded Investment in TDRs	Specific Valuation Allowance	Specific Valuation Allowance as a % of TDR Loans
March 31, 2010
One- to four-family	$283.5	$34.5	12%
Home equity	427.4	196.5	46%

Total	$710.9	$231.0	32%

December 31, 2009
One- to four-family	$207.6	$26.9	13%
Home equity	371.3	166.7	45%

Total	$578.9	$193.6	33%

The recorded investment in TDRs includes the charge-offs related to certain loans that were written down to the estimated current property value less costs to sell. These charge-offs were recorded primarily on loans that were delinquent in excess of 180 days prior to the loan modification. The total expected loss on TDRs, which includes both previously recorded charge-offs and the specific valuation allowance, as a percentage of TDRs, was 21% and 49% for our one- to four-family and home equity loan portfolios, respectively, as of March 31, 2010.

The following table shows the TDRs by delinquency category as of March 31, 2010 and December 31, 2009 (dollars in millions):

	TDRs Current	TDRs 30-89 Days Delinquent	TDRs 90+ Days Delinquent	Total Recorded Investment in TDRs
March 31, 2010
One- to four-family	$170.2	$54.9	$58.4	$283.5
Home equity	335.4	56.8	35.2	427.4

Total	$505.6	$111.7	$93.6	$710.9

December 31, 2009
One- to four-family	$128.5	$34.6	$44.5	$207.6
Home equity	304.1	41.5	25.7	371.3

Total	$432.6	$76.1	$70.2	$578.9

The following table provides an analysis of the net charge-offs for the three months ended March 31, 2010 and 2009 (dollars in millions):

	Charge-offs	Recoveries	Net Charge-offs	% of Average Loans (Annualized)
Three months ended March 31, 2010
One- to four-family	$(102.6)	$—	$(102.6)	4.00%
Home equity	(176.7)	6.5	(170.2)	8.69%
Consumer and other	(23.1)	7.6	(15.5)	3.39%

Total	$(302.4)	$14.1	$(288.3)	5.79%

Three months ended March 31, 2009
One- to four-family	$(67.0)	$—	$(67.0)	2.10%
Home equity	(247.8)	2.5	(245.3)	9.79%
Consumer and other	(28.2)	6.7	(21.5)	3.77%

Total	$(343.0)	$9.2	$(333.8)	5.32%

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

Net charge-offs for the three months ended March 31, 2010 compared to the same period in 2009 decreased by $45.5 million. The overall decrease was due primarily to lower net charge-offs on our home equity loans, offset by higher net charge-offs on our one- to four-family loans. We believe net charge-offs will decline in future periods when compared to the level of charge-offs in the three months ended March 31, 2010 as a result of our decline in special mention delinquencies, which is discussed below. The following graph illustrates the net charge-offs by quarter:

Nonperforming Assets

We classify loans as nonperforming when they are 90 days past due. The following table shows the comparative data for nonperforming loans and assets (dollars in millions):

	March 31, 2010	December 31, 2009
One- to four-family	$1,220.3	$1,229.7
Home equity	225.8	250.6
Consumer and other	6.0	6.7

Total nonperforming loans	1,452.1	1,487.0
Real estate owned (“REO”) and other repossessed assets, net	131.9	115.7

Total nonperforming assets, net	$1,584.0	$1,602.7

Nonperforming loans receivable as a percentage of gross loans receivable	7.60%	7.31%
One- to four-family allowance for loan losses as a percentage of one- to four-family nonperforming loans	35.55%	39.84%
Home equity allowance for loan losses as a percentage of home equity nonperforming loans	290.97%	247.46%
Consumer and other allowance for loan losses as a percentage of consumer and other nonperforming loans	1188.33%	1082.29%
Total allowance for loan losses as a percentage of total nonperforming loans	80.05%	79.54%

During the three months ended March 31, 2010, our nonperforming assets, net decreased $18.7 million to $1.6 billion when compared to December 31, 2009. The decrease was attributed primarily to a decrease in nonperforming one- to four-family loans of $9.4 million and home equity loans of $24.8 million for the three months ended March 31, 2010 when compared to December 31, 2009. These decreases were slightly offset by an increase of $16.2 million in REO and other repossessed assets, net for the three months ended March 31, 2010.

The following graph illustrates the nonperforming loans by quarter:

The allowance as a percentage of total nonperforming loans receivable, net increased from 79.54% at December 31, 2009 to 80.05% at March 31, 2010. This slight increase was driven by a decrease in both our one- to four-family and home equity nonperforming loans. The balance of nonperforming loans includes loans delinquent 90 to 179 days as well as loans delinquent 180 days and greater. We believe the distinction between these two periods is important as loans delinquent 180 days and greater have been written down to their expected recovery value, whereas loans delinquent 90 to 179 days have not. We believe loans delinquent 90 to 179 days is an important measure because these loans are expected to drive the vast majority of future charge-offs. Additional charge-offs on loans delinquent 180 days are possible if home prices decline beyond our current expectations, but we do not anticipate these charge-offs to be significant, particularly when compared to the expected charge-offs on loans delinquent 90 to 179 days. We expect the balances of one- to four-family loans delinquent 180 days and greater to increase in the future due to the extensive amount of time it takes to foreclose on a property in the current real estate market.

The following graph shows the loans delinquent 90 to 179 days for each of our major loan categories:

In addition to nonperforming assets, we monitor loans where a borrower’s past credit history casts doubt on their ability to repay a loan (“special mention” loans). We classify loans as special mention when they are between 30 and 89 days past due. The following table shows the comparative data for special mention loans (dollars in millions):

	March 31, 2010	December 31, 2009
One- to four-family	$526.6	$527.9
Home equity	214.0	246.2
Consumer and other loans	28.0	30.4

Total special mention loans	$768.6	$804.5

Special mention loans receivable as a percentage of gross loans receivable	4.03%	3.95%

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

During the three months ended March 31, 2010, special mention loans decreased by $35.9 million to $768.6 million. This decrease was largely due to a decrease in home equity special mention loans. The decrease in home equity special mention loans includes the impact of our loan modification programs in which borrowers who were 30 to 89 days past due were made current(1) . While our level of special mention loans can fluctuate significantly in any given period, we believe the continued decrease we observed in recent quarters is an encouraging sign regarding the future credit performance of this portfolio.

(1)	Loans modified as TDRs are accounted for as nonaccrual loans at the time of modification and return to accrual status after six consecutive payments are made in accordance with the modified terms.

The following graph illustrates the special mention loans by quarter:

Securities

We focus primarily on security type and credit rating to monitor credit risk in our securities portfolios. We believe our highest concentration of credit risk within this portfolio is the non-agency CMO portfolio. The table below details the amortized cost by average credit ratings and type of asset as of March 31, 2010 and December 31, 2009 (dollars in millions):

March 31, 2010	AAA	AA	A	BBB	Below Investment Grade and Non-Rated	Total
Agency mortgage-backed securities and CMOs	$8,409.5	$—	$—	$—	$—	$8,409.5
U.S. Treasury securities and agency debentures	4,199.7	—	—	—	—	4,199.7
Non-agency CMOs and other	42.0	57.7	122.5	9.3	332.8	564.3
Municipal bonds, corporate bonds and FHLB stock	214.5	9.4	8.0	—	19.9	251.8
Other agency debt securities	183.0	—	—	—	—	183.0

Total	$13,048.7	$67.1	$130.5	$9.3	$352.7	$13,608.3

December 31, 2009	AAA	AA	A	BBB	Below Investment Grade and Non-Rated	Total
Agency mortgage-backed securities and CMOs	$8,946.0	$—	$—	$—	$—	$8,946.0
Agency debentures	3,928.9	—	—	—	—	3,928.9
Non-agency CMOs and other	43.6	60.2	129.6	17.2	339.6	590.2
Municipal bonds, corporate bonds and FHLB stock	214.4	9.5	7.9	—	19.9	251.7

Total	$13,132.9	$69.7	$137.5	$17.2	$359.5	$13,716.8

While the vast majority of this portfolio is AAA-rated, we concluded during the three months ended March 31, 2010 that approximately $263.1 million of the non-agency CMOs in this portfolio were other-than-temporarily impaired. As a result of the deterioration in the expected credit performance of the underlying loans in the securities, they were written down by recording $8.6 million of net impairment during the first quarter of

2010. Further declines in the performance of our non-agency CMO portfolio could result in additional impairments in future periods.

SUMMARY OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our financial condition and results of operations requires us to make judgments and estimates that may have a significant impact upon the financial results of the Company. We believe that of our significant accounting policies, the following require estimates and assumptions that require complex, subjective judgments by management, which can materially impact reported results: allowance for loan losses; fair value measurements; classification and valuation of certain investments; accounting for derivative instruments; estimates of effective tax rates, deferred taxes and valuation allowances; valuation of goodwill and other intangibles; and valuation and expensing of share-based payments. These are more fully described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2009, as amended by a Current Report on Form 8-K filed concurrently on May 5, 2010.

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

Ginnie Mae—Government National Mortgage Association.

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

S&P—Standard & Poor’s.

Stock plan trades—Trades that originate from our corporate services business, which provides software and services to assist corporate customers in managing their equity compensation plans. The trades typically occur when an employee of a corporate customer exercises a stock option or sells restricted stock.

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

Tier 1 capital—Adjusted equity capital used in the calculation of capital adequacy ratios at E*TRADE Bank as required by the OTS. Tier 1 capital equals: total shareholders’ equity at E*TRADE Bank, plus/(less) unrealized losses (gains) on available-for-sale securities and cash flow hedges, less deferred tax assets, goodwill and certain other intangible assets.

Troubled Debt Restructuring (“TDR”)—A loan modification that involves granting an economic concession to a borrower who is experiencing financial difficulty.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion about our market risk disclosure includes forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of certain factors, including, but not limited to, those set forth in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2009. Market risk is our exposure to changes in interest rates, foreign exchange rates and equity and commodity prices. Our exposure to interest rate risk is related primarily to interest-earning assets and interest-bearing liabilities.

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

Exposure to market risk is dependent upon the distribution and composition of interest-earning assets, interest-bearing liabilities and derivatives. The differing risk characteristics of each product are managed to mitigate our exposure to interest rate fluctuations. At March 31, 2010, 91% of our total assets were enterprise interest-earning assets.

At March 31, 2010, approximately 57% of our total assets were residential real estate loans and available-for-sale mortgage-backed securities. The values of these assets are sensitive to changes in interest rates, as well as expected prepayment levels. As interest rates increase, fixed rate residential mortgages and mortgage-backed securities tend to exhibit lower prepayments. The inverse is true in a falling rate environment.

When real estate loans prepay, unamortized premiums are written off. Depending on the timing of the prepayment, the write-offs of unamortized premiums may result in lower than anticipated yields. The Asset Liability Committee (“ALCO”) reviews estimates of the impact of changing market rates on prepayments. This information is incorporated into our interest rate risk management strategy.

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

Our deposit accounts and customer payables tend to be less rate-sensitive than wholesale borrowings. Agreements to repurchase securities re-price as interest rates change. Sweep accounts, complete savings accounts and other money market and savings accounts re-price at management’s discretion. FHLB advances and corporate debt generally have fixed rates.

Derivative Instruments

We use derivative instruments to help manage our interest rate risk. Interest rate swaps involve the exchange of fixed-rate and variable-rate interest payments between two parties based on a contractual underlying notional amount, but do not involve the exchange of the underlying notional amounts. Option products are utilized primarily to decrease the market value changes resulting from the prepayment dynamics of the mortgage portfolio, as well as to protect against increases in funding costs. The types of options employed include Cap Options (“Caps”) and Floor Options (“Floors”). Caps mitigate the market risk associated with increases in interest rates while Floors mitigate the risk associated with decreases in market interest rates. See derivative instruments discussion at Note 7—Accounting for Derivative Instruments and Hedging Activities in Item 1. Consolidated Financial Statements (Unaudited).

Scenario Analysis

Scenario analysis is an advanced approach to estimating interest rate risk exposure. Under the NPVE approach, the present value of all existing assets, liabilities, derivatives and forward commitments are estimated and then combined to produce a NPVE figure. The sensitivity of this value to changes in interest rates is then determined by applying alternative interest rate scenarios, which include, but are not limited to, instantaneous parallel shifts up 100, 200 and 300 basis points and down 100 basis points. The NPVE method is used at the E*TRADE Bank level and not for the Company. E*TRADE Bank had 97% of our enterprise interest-earning assets at both March 31, 2010 and December 31, 2009, and held 97% of our enterprise interest-bearing liabilities at both March 31, 2010 and December 31, 2009. The sensitivity of NPVE at March 31, 2010 and December 31, 2009 and the limits established by E*TRADE Bank’s Board of Directors are listed below (dollars in millions):

	Change in NPVE
Parallel Change in Interest Rates (basis points)(1)	March 31, 2010		December 31, 2009
	Amount	Percentage	Amount	Percentage	Board Limit
+300	$49.0	1%	$(453.6)	(14)%	(55)%
+200	$78.3	2%	$(276.6)	(9)%	(30)%
+100	$82.4	3%	$(89.2)	(3)%	(20)%
-100	$(260.8)	(8)%	$(110.5)	(3)%	(20)%

(1)

On March 31, 2010 and December 31, 2009, the yield on the three-month Treasury bill was 0.16% and 0.06%, respectively. As a result, the OTS temporarily modified the requirements of the NPV Model, resulting in removal of the minus 200 and 300 basis points scenarios for the periods ended March 31, 2010 and December 31, 2009.

Under criteria published by the OTS, E*TRADE Bank’s overall interest rate risk exposure at March 31, 2010 was characterized as “minimum.” We actively manage our interest rate risk positions. As interest rates change, we will re-adjust our strategy and mix of assets, liabilities and derivatives to optimize our position. For example, a 100 basis points increase in rates may not result in a change in value as indicated above. The ALCO monitors E*TRADE Bank’s interest rate risk position.

PART I—FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF LOSS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Revenue:
Operating interest income	$406,966	$486,637
Operating interest expense	(86,569)	(207,975)

Net operating interest income	320,397	278,662

Commissions	113,252	125,626
Fees and service charges	42,230	46,715
Principal transactions	26,211	17,642
Gains on loans and securities, net	29,046	35,290
Other-than-temporary impairment (“OTTI”)	(14,524)	(18,783)
Less: noncredit portion of OTTI recognized in other comprehensive loss (before tax)	5,872	—

Net impairment	(8,652)	(18,873)
Other revenues	14,019	12,191

Total non-interest income	216,106	218,681

Total net revenue	536,503	497,343

Provision for loan losses	267,979	453,963
Operating expense:
Compensation and benefits	87,210	84,172
Clearing and servicing	39,159	42,671
Advertising and market development	38,135	43,591
FDIC insurance premiums	19,315	12,712
Communications	20,447	21,561
Professional services	20,290	19,630
Occupancy and equipment	18,207	19,541
Depreciation and amortization	20,646	20,274
Amortization of other intangibles	7,142	7,436
Facility restructuring and other exit activities	3,373	(112)
Other operating expenses	21,412	22,508

Total operating expense	295,336	293,984

Loss before other income (expense) and income tax benefit	(26,812)	(250,604)
Other income (expense):
Corporate interest income	23	424
Corporate interest expense	(41,043)	(87,315)
Gains (losses) on sales of investments, net	109	(433)
Losses on early extinguishment of debt	—	(2,999)
Equity in income (loss) of investments and venture funds	1,794	(3,129)

Total other income (expense)	(39,117)	(93,452)

Loss before income tax benefit	(65,929)	(344,056)
Income tax benefit	(18,092)	(111,371)

Net loss	$(47,837)	$(232,685)

Basic net loss per share	$(0.02)	$(0.41)
Diluted net loss per share	$(0.02)	$(0.41)
Shares used in computation of per share data:
Basic	1,921,951	567,833
Diluted	1,921,951	567,833

See accompanying notes to consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(In thousands, except share amounts)

(Unaudited)

	March 31, 2010	December 31, 2009
ASSETS
Cash and equivalents	$3,068,351	$3,483,238
Cash and investments required to be segregated under federal or other regulations	2,087,569	1,545,280
Trading securities	47,047	38,303
Available-for-sale mortgage-backed and investment securities (includes securities pledged to creditors with the right to sell or repledge of $7,076,246 at March 31, 2010 and $7,298,631 at December 31, 2009)	13,278,363	13,319,712
Margin receivables	3,986,749	3,827,212
Loans, net (net of allowance for loan losses of $1,162,391 at March 31, 2010 and $1,182,738 at December 31, 2009)	18,187,958	19,174,933
Investment in FHLB stock	183,949	183,863
Property and equipment, net	321,183	320,169
Goodwill	1,952,326	1,952,326
Other intangibles, net	349,263	356,404
Other assets	3,215,916	3,165,045

Total assets	$46,678,674	$47,366,485

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$24,632,882	$25,597,721
Securities sold under agreements to repurchase	6,385,272	6,441,875
Customer payables	5,620,063	5,234,199
FHLB advances and other borrowings	2,748,438	2,746,959
Corporate debt	2,400,437	2,458,691
Accounts payable, accrued and other liabilities	1,075,183	1,137,485

Total liabilities	42,862,275	43,616,930

Commitments and contingencies (see Note 15)

Shareholders’ equity:
Common stock, $0.01 par value, shares authorized: 4,000,000,000; shares issued and outstanding: 1,959,785,425 at March 31, 2010 and 1,893,970,995 at December 31, 2009	19,598	18,940
Additional paid-in capital (“APIC”)	6,355,505	6,258,111
Accumulated deficit	(2,171,203)	(2,123,366)
Accumulated other comprehensive loss	(387,501)	(404,130)

Total shareholders’ equity	3,816,399	3,749,555

Total liabilities and shareholders’ equity	$46,678,674	$47,366,485

See accompanying notes to consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Net loss	$(47,837)	$(232,685)
Other comprehensive income
Available-for-sale securities:
OTTI, net(1)	8,876	—
Noncredit portion of OTTI reclassification into other comprehensive loss, net(2)	(3,588)	—
Unrealized gains, net(3)	53,902	51,834
Reclassification into earnings, net(4)	(17,965)	(11,627)

Net change from available-for-sale securities	41,225	40,207

Cash flow hedging instruments:
Unrealized gains (losses), net(5)	(33,895)	35,382
Reclassification into earnings, net(6)	11,388	6,817

Net change from cash flow hedging instruments	(22,507)	42,199

Foreign currency translation losses	(2,089)	(3,513)

Other comprehensive income	16,629	78,893

Comprehensive loss	$(31,208)	$(153,792)

(1)	Amount is net of benefit from income taxes of $5.6 million for the three months ended March 31, 2010.
(2)	Amount is net of benefit from income taxes of $2.3 million for the three months ended March 31, 2010.
(3)	Amounts are net of provision for income taxes of $34.3 million and $33.5 million for the three months ended March 31, 2010 and 2009, respectively.
(4)	Amounts are net of provision for income taxes of $11.4 million and $7.1 million for the three months ended March 31, 2010 and 2009, respectively.
(5)	Amount is net of benefit from income taxes of $17.5 million for the three months ended March 31, 2010 and provision for income taxes of $21.3 million for the three months ended March 31, 2009.
(6)	Amounts are net of benefit from income taxes of $5.9 million and $4.0 million for the three months ended March 31, 2010 and 2009, respectively.

See accompanying notes to consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2009	1,893,971	$18,940	$6,258,111	$(2,123,366)	$(404,130)	$3,749,555
Net loss	—	—	—	(47,837)	—	(47,837)
Other comprehensive income	—	—	—	—	16,629	16,629
Conversion of convertible debentures	58,777	588	60,201	—	—	60,789
Exercise of stock options and related tax effects	123	1	(1,632)	—	—	(1,631)
Issuance of restricted stock, net of forfeitures and retirements to pay taxes	6,914	69	(5,223)	—	—	(5,154)
Share-based compensation	—	—	9,168	—	—	9,168
Claims settlement under Section 16(b)	—	—	35,000	—	—	35,000
Other	—	—	(120)	—	—	(120)

Balance, March 31, 2010	1,959,785	$19,598	$6,355,505	$(2,171,203)	$(387,501)	$3,816,399

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2008	563,523	$5,635	$4,064,282	$(845,767)	$(632,654)	$2,591,496
Net loss	—	—	—	(232,685)	—	(232,685)
Other comprehensive income	—	—	—	—	78,893	78,893
Exercise of stock options and related tax effects	—	—	(2,456)	—	—	(2,456)
Issuance of restricted stock, net of forfeitures and retirements to pay taxes	669	7	(294)	—	—	(287)
Share-based compensation	—	—	10,839	—	—	10,839
Other	7,860	79	12,272	—	—	12,351

Balance, March 31, 2009	572,052	$5,721	$4,084,643	$(1,078,452)	$(553,761)	$2,458,151

See accompanying notes to consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(47,837)	$(232,685)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Provision for loan losses	267,979	453,963
Depreciation and amortization (including discount amortization and accretion)	86,200	82,827
Net impairment, gains on loans and securities, net and (gains) losses on sales of investments, net	(20,503)	(16,074)
Equity in (income) loss of investments and venture funds	(1,794)	3,129
Losses on early extinguishment of debt	—	2,999
Share-based compensation	9,168	10,839
Deferred taxes	(15,660)	(112,100)
Other	(7,142)	(3,460)
Net effect of changes in assets and liabilities:
Increase in cash and investments required to be segregated under federal or other regulations	(553,291)	(759,782)
(Increase) decrease in margin receivables	(161,963)	345,652
Increase in customer payables	392,077	428,609
Proceeds from sales of loans held-for-sale	33,175	—
Originations of loans held-for-sale	(28,674)	—
Proceeds from sales, repayments and maturities of trading securities	75,560	678,649
Purchases of trading securities	(84,339)	(671,397)
Increase in other assets	(38,400)	(13,082)
Increase in accounts payable, accrued and other liabilities	48,666	76,119

Net cash (used in) provided by operating activities	(46,778)	274,206

Cash flows from investing activities:
Purchases of available-for-sale mortgage-backed and investment securities	(2,626,883)	(5,281,856)
Proceeds from sales, maturities of and principal payments on available-for-sale mortgage-backed and investment securities	2,726,174	4,341,212
Net decrease in loans receivable	635,294	697,066
Capital expenditures for property and equipment	(22,185)	(23,168)
Proceeds from sale of REO and repossessed assets	50,543	36,127
Other	—	(4,991)

Net cash provided by (used in) investing activities	$762,943	$(235,610)

See accompanying notes to consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS—(Continued)

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from financing activities:
Net increase in deposits	$19,462	$1,504,836
Sale of deposits	(980,549)	—
Net decrease in securities sold under agreements to repurchase	(55,941)	(422,242)
Advances from other long-term borrowings	850,000	850,000
Payments on advances from other long-term borrowings	(850,000)	(1,250,000)
Claims settlement under Section 16(b)	35,000	—
Net cash flow from derivatives hedging liabilities	(146,556)	(95,522)
Other	1,427	24,813

Net cash (used in) provided by financing activities	(1,127,157)	611,885

Effect of exchange rates on cash	(3,895)	(12,024)

(Decrease) increase in cash and equivalents	(414,887)	638,457
Cash and equivalents, beginning of period	3,483,238	3,853,849

Cash and equivalents, end of period	$3,068,351	$4,492,306

Supplemental disclosures:
Cash paid for interest	$89,703	$220,448
Cash paid for income taxes	$2,464	$2,662
Non-cash investing and financing activities:
Conversion of convertible debentures to common stock	$60,789	$—
Transfers from loans to other real estate owned and repossessed assets	$89,880	$43,095
Issuance of common stock upon acquisition	$—	$9,000
Reclassification of loans held-for-investment to loans held-for-sale	$252,627	$—

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

Basis of Presentation—The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries as determined under the voting interest model. Entities in which the Company holds at least a 20% ownership or in which there are other indicators of significant influence are generally accounted for by the equity method. Entities in which the Company holds less than 20% ownership and does not have the ability to exercise significant influence are generally carried at cost. Intercompany accounts and transactions are eliminated in consolidation. The Company also evaluates its continuing involvement with certain entities to determine if the Company is required to consolidate the entities under the variable interest entity model. This evaluation is based on a qualitative assessment of whether the Company has both: 1) the power to direct matters that most significantly impact the activities of the variable interest entity; and 2) the obligation to absorb losses or the right to receive benefits of the variable interest entity that could potentially be significant to the variable interest entity.

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

Similarly, the Company reports gains (losses) on sales of investments, net separately from gains on loans and securities, net. The Company believes reporting these two items separately provides a clearer picture of the financial performance of its operations than would a presentation that combined these two items. Gains on loans and securities, net are the result of activities in the Company’s operations, namely its balance sheet management segment. Gains (losses) on sales of investments, net relate to historical equity investments of the Company at the corporate level and are not related to the ongoing business of the Company’s operating subsidiaries.

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

Financial Statement Descriptions and Related Accounting Policies—Financial statement descriptions and related accounting policies are more fully described in Item 8. Financial Statements and Supplementary Data in

the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as amended by a Current Report on Form 8-K filed concurrently on May 5, 2010.

Margin Receivables—The fair value of securities that the Company received as collateral in connection with margin receivables and stock borrowing activities, where the Company is permitted to sell or re-pledge the securities, was approximately $5.5 billion and $5.3 billion as of March 31, 2010 and December 31, 2009, respectively. Of this amount, $1.1 billion and $0.9 billion had been pledged or sold in connection with securities loans, bank borrowings and deposits with clearing organizations as of March 31, 2010 and December 31, 2009, respectively.

New Accounting and Disclosure Guidance—Below is the new accounting and disclosure guidance that relates to activities in which the Company is engaged.

Accounting for Transfers of Financial Assets

In June 2009, the Financial Accounting Standards Board (“FASB”) amended the derecognition provisions in the accounting guidance for transfers and servicing, including the removal of the concept of qualifying special-purpose entities (“QSPEs”). The Company’s adoption of the amended derecognition provisions to transfers of financial assets, which did not impact its financial condition, results of operations or cash flows, will be applied to transfers of financial assets occurring on or after January 1, 2010.

Consolidation of Variable Interest Entities

In June 2009, the FASB amended the accounting and disclosure guidance for the consolidation of variable interest entities. The amended accounting guidance requires the reconsideration of previous conclusions related to the consolidation of variable interest entities, including whether an entity is a variable interest entity and whether the Company is the variable interest entity’s primary beneficiary. The amended accounting guidance carries forward the scope of the previous accounting guidance for the consolidation of variable interest entities with the addition of entities previously considered QSPEs. The amended accounting and disclosure guidance became effective January 1, 2010 for the Company. The Company’s reconsideration of previous conclusions related to the consolidation of variable interest entities did not result in the consolidation of additional entities as of January 1, 2010. Beginning on January 1, 2010, the Company’s assessment of whether it is a variable interest entity’s primary beneficiary will be ongoing and will consider changes in facts and circumstances related to the variable interest entities.

Fair Value Measurements and Disclosures–Improving Disclosures about Fair Value Measurements

In January 2010, the FASB amended the disclosure guidance related to fair value measurements. The amended disclosure guidance requires new fair value measurement disclosures and clarifies existing fair value measurement disclosure requirements. The amended disclosure guidance related to disclosures about purchases, sales, issuances and settlements of Level 3 instruments will be effective for fiscal years beginning after December 15, 2010, or January 1, 2011 for the Company. The Company’s disclosures about fair value measurements will reflect the adoption of the amended disclosure guidance related to disclosures about purchases, sales, issuances and settlements of Level 3 instruments in the first quarter of 2011. The remaining amended disclosure guidance became effective January 1, 2010 for the Company. The Company’s disclosures about fair value measurements reflect the adoption of the remaining disclosure guidance in Note 4—Fair Value Disclosures.

Derivatives and Hedging–Scope Exception Related To Embedded Credit Derivatives

In March 2010, the FASB amended the accounting guidance for derivatives and hedging to clarify the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. An embedded credit derivative that is related only to the subordination of one financial instrument to another qualifies for the exemption. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The amended accounting guidance will be effective at the beginning of the first fiscal quarter beginning after June 15, 2010, or July 1, 2010 for the Company. The Company is currently evaluating the impact of the amended accounting guidance but does not expect the adoption to have a material impact on its financial condition, results of operations or cash flows in future periods.

NOTE 2—FACILITY RESTRUCTURING AND OTHER EXIT ACTIVITIES

The following table summarizes the expense recognized by the Company as facility restructuring and other exit activities for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2010	2009
International brokerage business	$3,645	$—
Other exit activities	(272)	(112)

Total facility restructuring and other exit activities	$3,373	$(112)

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

The Company entered into agreements to sell the local market trading operations in Germany, the Nordic region and the United Kingdom. The sale of the local market trading operations in Germany was completed in December 2009 and the Company closed the sale of the local market trading operations in the Nordic region and United Kingdom in April 2010.

As of March 31, 2010 and December 31, 2009, the local market trading operations in Nordic and UK were considered held-for-sale. Below is a table summarizing the carrying amounts of the major classes of assets and liabilities of these operations as of March 31, 2010 and December 31, 2009 (dollars in thousands):

	March 31, 2010	December 31, 2009
Assets
Cash and equivalents	$206,192	$226,060
Cash and investments required to be segregated under federal or other regulations	119,415	141,082
Margin receivables	75,745	83,131
Property and equipment, net	3,750	3,461
Other assets	19,746	19,286

Total assets	$424,848	$473,020

Liabilities
Customer payables	$389,064	$440,606
Accounts payable, accrued and other liabilities	7,782	8,741

Total liabilities	$396,846	$449,347

As a result of the international brokerage business restructuring, the Company recognized $3.6 million in expense during the three months ended March 31, 2010, including $2.8 million in severance costs and $0.8 million in asset write-off costs. The Company expects the total charges for this restructuring to be up to $25 million, $19.3 million of which had been incurred as of March 31, 2010.

Facility restructuring and other exit activities expenses are not allocated to the Company’s operating segments but are reported as a component of the “Corporate/Other” category within the Company’s segment information.

NOTE 3—OPERATING INTEREST INCOME AND OPERATING INTEREST EXPENSE

The following table shows the components of operating interest income and operating interest expense (dollars in thousands):

	Three Months Ended March 31,
	2010	2009
Operating interest income:
Loans, net	$241,580	$313,328
Mortgage-backed and investment securities	109,293	127,069
Margin receivables	44,713	26,937
Other	11,380	19,303

Total operating interest income	406,966	486,637

Operating interest expense:
Deposits	(19,960)	(97,014)
Securities sold under agreements to repurchase	(34,746)	(61,169)
FHLB advances and other borrowings	(29,428)	(46,110)
Other	(2,435)	(3,682)

Total operating interest expense	(86,569)	(207,975)

Net operating interest income	$320,397	$278,662

NOTE 4—FAIR VALUE DISCLOSURES

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the Company may use various valuation approaches, including market, income and/or cost approaches. The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Fair value is a market-based measure considered from the perspective of a market participant. Accordingly, even when market assumptions are not readily available, the Company’s own assumptions reflect those that market participants would use in pricing the asset or liability at the measurement date. The fair value measurement accounting guidance describes the following three levels used to classify fair value measurements:

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

U.S. Treasury Securities and Agency Debentures

The fair value measurements of U.S. Treasury securities are classified as Level 1 of the fair value hierarchy as they are based on quoted market prices in active markets. The fair value measurements of agency debentures are classified as Level 2 of the fair value hierarchy as they are based on quoted market prices that can be derived from assumptions observable in the marketplace.

Residential Mortgage-backed Securities

The Company’s residential mortgage-backed securities portfolio is comprised of agency mortgage-backed securities and CMOs, which represent the majority of the portfolio, and non-agency CMOs. As agency mortgage-backed securities and CMOs are guaranteed by U.S. government sponsored and federal agencies, these securities were AAA-rated as of March 31, 2010. The majority of the Company’s non-agency CMOs are backed by first lien mortgages and were below investment grade or non-rated as of March 31, 2010. The following table represents additional information about the residential mortgage-backed securities portfolio as of March 31, 2010:

	Weighted Average Coupon Rate	Weighted Average Contractual Maturity (Years)
Agency mortgage-backed securities	4.17%	26
Agency CMOs	4.66%	24
Non-agency CMOs	4.44%	26

The fair value of agency mortgage-backed securities is determined using market and income approaches with quoted market prices, recent market transactions and spread data for similar instruments. The fair value of agency CMOs is determined using market and income approaches with the Company’s own trading activities for identical or similar instruments. Agency mortgage-backed securities and CMOs are generally categorized in Level 2 of the fair value hierarchy.

Non-agency CMOs are valued using market and income approaches with market observable data, including recent market transactions when available. The Company also utilized a pricing service to corroborate the market observability of the Company’s inputs used in the fair value measurements. The valuations of non-agency CMOs reflect the Company’s best estimate of what market participants would consider in pricing the financial instruments. The following table presents additional information about the underlying loans and significant inputs for the valuation of non-agency CMOs as of March 31, 2010:

	Weighted Average	Range
Underlying loans:
Coupon rate	4.79%	2.45% - 7.04%
Maturity (years)	25	13 – 27
Significant inputs:
Yield	4%	2% - 10%
Default rate	43%	2% - 100%
Loss severity	46%	7% - 86%
Prepayment rate	10%	0% - 33%

The Company considers the price transparency for these financial instruments to be a key determinant of the degree of judgment involved in determining the fair value. As of March 31, 2010, the majority of the Company’s non-agency CMOs were categorized in Level 3 of the fair value hierarchy.

Other Debt Securities

The fair value measurement of other agency debt securities is determined using market and income approaches with the Company’s own trading activities for identical instruments and is generally categorized in Level 2 of the fair value hierarchy. The Company’s municipal bonds are revenue bonds issued by state and other local government agencies. The valuation of corporate bonds is impacted by the credit worthiness of the corporate issuer. The majority of the Company’s municipal bonds and corporate bonds were rated investment grade as of March 31, 2010. These securities are valued using a market approach with pricing service valuations corroborated by recent market transactions for similar or identical bonds. Municipal bonds and corporate bonds are generally categorized in Level 2 of the fair value hierarchy.

Derivative Instruments

The majority of the Company’s derivative instruments, interest rate swap and option contracts, are valued with an income approach using pricing models that are commonly used by the financial services industry. The market observable inputs used in the pricing models include the swap curve, the volatility surface and prime basis from a financial data provider. The Company does not consider these models to involve significant judgment on the part of management and corroborated the fair value measurements with counterparty valuations. The Company’s derivative instruments are generally categorized in Level 2 of the fair value hierarchy. The consideration of credit risk, the Company’s or the counterparty’s, did not result in an adjustment to the valuation of its derivative instruments in the periods presented.

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

Recurring Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis are summarized below (dollars in thousands):

	Level 1	Level 2	Level 3	Fair Value
March 31, 2010:
Assets
Trading securities	$39,895	$6,254	$898	$47,047
Available-for-sale securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	—	8,449,816	—	8,449,816
Non-agency CMOs and other	—	138,431	233,130	371,561

Total residential mortgage-backed securities	—	8,588,247	233,130	8,821,377

Investment securities:
Debt securities:
U.S. Treasury securities and agency debentures	245,859	3,971,000	—	4,216,859
Other agency debt securities	—	181,399	—	181,399
Municipal bonds	—	39,563	—	39,563
Corporate bonds	—	18,305	—	18,305

Total debt securities	245,859	4,210,267	—	4,456,126
Publicly traded equity securities:
Corporate investments	—	696	164	860

Total investment securities	245,859	4,210,963	164	4,456,986

Total available-for-sale securities	245,859	12,799,210	233,294	13,278,363

Other assets:
Derivative assets(1)	—	84,909	—	84,909
Deposits with clearing organizations(2)	34,999	—	—	34,999

Total other assets measured at fair value on a recurring basis	34,999	84,909	—	119,908

Total assets measured at fair value on a recurring basis(3)	$320,753	$12,890,373	$234,192	$13,445,318

Liabilities
Derivative liabilities(1)	$—	$37,118	$—	$37,118
Securities sold, not yet purchased	35,853	3,745	—	39,598

Total liabilities measured at fair value on a recurring basis(3)	$35,853	$40,863	$—	$76,716

(1)	All derivative assets and liabilities are interest rate contracts. Information related to derivative instruments is detailed in Note 7—Accounting for Derivative Instruments and Hedging Activities.
(2)	Represents U.S. Treasury securities held by a broker-dealer subsidiary.
(3)	Assets and liabilities measured at fair value on a recurring basis represented 29% and less than 1% of the Company’s total assets and total liabilities, respectively.

	Level 1	Level 2	Level 3	Fair Value

December 31, 2009:
Assets
Investments required to be segregated under federal or other regulations(1)	$687,617	$—	$—	$687,617
Trading securities	31,085	5,727	1,491	38,303
Available-for-sale securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	—	8,948,904	17,972	8,966,876
Non-agency CMOs and other	—	140,534	234,629	375,163

Total residential mortgage-backed securities	—	9,089,438	252,601	9,342,039

Investment securities:
Debt securities:
Agency debentures	—	3,920,011	—	3,920,011
Municipal bonds	—	38,990	—	38,990
Corporate bonds	—	17,823	—	17,823

Total debt securities	—	3,976,824	—	3,976,824
Publicly traded equity securities:
Corporate investments	—	676	173	849

Total investment securities	—	3,977,500	173	3,977,673

Total available-for-sale securities	—	13,066,938	252,774	13,319,712

Other assets:
Derivative assets	—	93,397	—	93,397
Deposits with clearing organizations(1)	38,000	—	—	38,000

Total other assets measured at fair value on a recurring basis	38,000	93,397	—	131,397

Total assets measured at fair value on a recurring basis(2)	$756,702	$13,166,062	$254,265	$14,177,029

Liabilities
Derivative liabilities	$—	$143,602	$—	$143,602
Securities sold, not yet purchased	27,861	3,112	—	30,973

Total liabilities measured at fair value on a recurring basis(2)	$27,861	$146,714	$—	$174,575

(1)	Represents U.S. Treasury securities held by a broker-dealer subsidiary.
(2)	Assets and liabilities measured at fair value on a recurring basis represented 30% and less than 1% of the Company’s total assets and total liabilities, respectively.

The following tables present additional information about Level 3 assets and liabilities measured at fair value on a recurring basis (dollars in thousands):

	Trading Securities	Available-for-sale Securities
		Agency Mortgage- backed Securities and CMOs	Non-agency CMOs and Other	Corporate Investments
Balance, December 31, 2009	$1,491	$17,972	$234,629	$173
Realized and unrealized gains (losses)(1):
Included in earnings(2)	(642)	—	(8,475)	—
Included in other comprehensive income(3)	—	—	18,994	(9)
Purchases, sales, other settlements and issuances, net	49	—	(10,153)	—
Transfers in to Level 3(4)	—	—	7,239	—
Transfers out of Level 3(4)	—	(17,972)	(9,104)	—

Balance, March 31, 2010	$898	$—	$233,130	$164

(1)	The majority of total realized and unrealized gains (losses) were related to instruments held at March 31, 2010.
(2)	The majority of realized and unrealized gains (losses) included in earnings are reported in the net impairment line item.
(3)	The majority of realized and unrealized gains (losses) included in other comprehensive income are reported in the net change from available-for-sale securities line item.
(4)	The Company’s transfers in and out of Level 3 are as of the beginning of the reporting period on a quarterly basis.

	Trading Securities	Available-for-sale Securities		Derivative Instruments, Net(5)
		Non-agency CMOs and Other	Corporate Investments
Balance, December 31, 2008	$33,406	$304,661	$170	$(492)
Realized and unrealized gains (losses)(1):
Included in earnings(2)	(2,082)	(18,783)	—	(8)
Included in other comprehensive income(3)	—	15,433	(7)	—
Purchases, sales, other settlements and issuances, net	(681)	(31,610)	—	—
Transfers in and/or (out) of Level 3(4)	—	254,544	—	—

Balance, March 31, 2009	$30,643	$524,245	$163	$(500)

(1)	The majority of total realized and unrealized gains (losses) were related to instruments held at March 31, 2009.
(2)	The majority of realized and unrealized gains (losses) included in earnings are reported in the net impairment line item.
(3)	The majority of realized and unrealized gains (losses) included in other comprehensive income are reported in the net change from available-for-sale securities line item.
(4)	The Company’s transfers in and out of Level 3 are as of the beginning of the reporting period on a quarterly basis.
(5)	Represents derivative assets net of derivative liabilities for presentation purposes only.

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

The Company’s transfers of certain CMOs in and out of Level 3 are generally driven by changes in price transparency for the securities. Financial instruments for which actively quoted prices or pricing parameters are available will have a higher degree of price transparency than financial instruments that are thinly traded or not quoted. As of March 31, 2010, less than 1% of the Company’s total assets and none of its total liabilities represented instruments measured at fair value on a recurring basis categorized as Level 3.

Nonrecurring Fair Value Measurements

The Company measures certain other assets at fair value on a nonrecurring basis: 1) one- to four-family and home equity loans in which the amount of the loan balance in excess of the estimated current property value less costs to sell has been charged-off; and 2) real estate acquired through foreclosure that is carried at the lower of the property’s carrying value or fair value, less estimated selling costs. The following table presents the losses associated with the assets measured at fair value on a nonrecurring basis during the three months ended March 31, 2010 and 2009 and still held on the consolidated balance sheet as of the periods presented (dollars in thousands):

	Carrying Value		Losses
	As of March 31,		Three Months Ended March 31,
	2010	2009(1)	2010	2009(1)
Loans receivable:
One- to four-family	$457,603	N/A	$91,240	N/A
Home equity	23,817	N/A	31,715	N/A

Total loans receivable(2)	$481,420	$287,106	$122,955	$99,336

REO(3)	$91,280	$58,069	$10,977	$14,872

(1)	As the amended fair value measurement disclosure guidance was not adopted by the Company until January 1, 2010, certain disclosures are excluded for periods presented prior to the adoption date.
(2)

The fair value measurements of one- to four-family and home equity loans, regardless of whether or not the loans were held on the consolidated balance sheet as of March 31, 2010, resulted in $95.9 million of one- to four-family loan charge-offs and $37.6 million of home equity loan charge-offs for the three months ended March 31, 2010. The fair value measurements of one-to four-family and home equity loans, regardless of whether or not the loans were held on the consolidated balance sheet as of March 31, 2009, resulted in charge-offs totaling $107.6 million for the three months ended March 31, 2009.

(3)

The fair value measurements of REO, regardless of whether or not the REO was held on the consolidated balance sheet as of the period presented, resulted in net losses totaling $12.1 million and $15.9 million for the three months ended March 31, 2010 and 2009, respectively.

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

Disclosures about Fair Value of Financial Instruments

The fair value measurements accounting guidance also requires the disclosure of the fair value of financial instruments not otherwise disclosed above. Different market assumptions and estimation methodologies could significantly affect fair value amounts. The fair value of financial instruments, not otherwise disclosed above, whose fair value approximates carrying value is summarized as follows:

•	Cash and equivalents, cash required to be segregated, margin receivables and customer payables—Fair value is estimated to be carrying value.

•	Investment in FHLB stock—FHLB stock is carried at cost, which is considered to be a reasonable estimate of fair value.

The fair value of financial instruments whose fair values were different from their carrying values is summarized below (dollars in thousands):

	March 31, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Loans, net(1)	$18,187,958	$17,232,443	$19,174,933	$18,439,112

Liabilities
Deposits	$24,632,882	$24,657,684	$25,597,721	$25,620,950
Securities sold under agreements to repurchase	$6,385,272	$6,460,490	$6,441,875	$6,518,762
FHLB advances and other borrowings	$2,748,438	$2,591,702	$2,746,959	$2,562,228
Corporate debt	$2,400,437	$3,279,519	$2,458,691	$3,390,734

(1)	The carrying value of loans, net includes the allowance for loan losses of $1.2 billion as of both March 31, 2010 and December 31, 2009.

•

Loans, net—For the held-for-investment portfolio, including one- to four-family, home equity, and consumer and other loans, fair value is estimated by differentiating loans based on their individual portfolio characteristics, such as product classification, loan category, pricing features and remaining maturity. Management adjusts assumptions for expected losses, prepayments and discount rates to reflect the individual characteristics of the loans, such as credit risk, coupon, term, and payment characteristics, as well as the secondary market conditions for these types of loans. For loans held-for-sale that were originated through, but not yet purchased by, a third party company, fair value is estimated using third party commitments to purchase loans. For loans held-for-sale that the Company plans to securitize, fair value is estimated at the anticipated pool level using prices based on the pending securitization.

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

•

FHLB advances and other borrowings—For FHLB advances, fair value is estimated by discounting future cash flows at the rates currently offered for borrowings of similar remaining maturities. For subordinated debentures, fair value is estimated by discounting future cash flows at the rate implied by dealer pricing quotes. For margin collateral, overnight and other short-term borrowings and collateralized borrowings, fair value approximates carrying value.

•

Corporate debt—Fair value is estimated using dealer pricing quotes. The fair value of the non-interest-bearing convertible debentures is directly correlated to the intrinsic value of the Company’s underlying stock. As the price of the Company’s stock increases relative to the conversion price, the fair value of the convertible debentures increases.

NOTE 5—AVAILABLE-FOR-SALE MORTGAGE-BACKED AND INVESTMENT SECURITIES

The amortized cost basis and fair value of available-for-sale mortgage-backed and investment securities are shown in the following tables (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2010:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$8,408,926	$71,198	$(30,308)	$8,449,816
Non-agency CMOs and other	564,325	43	(192,807)	371,561

Total residential mortgage-backed securities	8,973,251	71,241	(223,115)	8,821,377

Investment securities:
Debt securities:
U.S. Treasury securities and agency debentures	4,199,705	20,233	(3,079)	4,216,859
Other agency debt securities	183,000	—	(1,601)	181,399
Municipal bonds	42,478	11	(2,926)	39,563
Corporate bonds	25,390	41	(7,126)	18,305

Total debt securities	4,450,573	20,285	(14,732)	4,456,126
Publicly traded equity securities:
Corporate investments	164	696	—	860

Total investment securities	4,450,737	20,981	(14,732)	4,456,986

Total available-for-sale securities	$13,423,988	$92,222	$(237,847)	$13,278,363

December 31, 2009:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$8,945,396	$85,184	$(63,704)	$8,966,876
Non-agency CMOs and other	590,215	17	(215,069)	375,163

Total residential mortgage-backed securities	9,535,611	85,201	(278,773)	9,342,039

Investment securities:
Debt securities:
Agency debentures	3,928,927	5,883	(14,799)	3,920,011
Municipal bonds	42,474	—	(3,484)	38,990
Corporate bonds	25,422	6	(7,605)	17,823

Total debt securities	3,996,823	5,889	(25,888)	3,976,824
Publicly traded equity securities:
Corporate investments	173	676	—	849

Total investment securities	3,996,996	6,565	(25,888)	3,977,673

Total available-for-sale securities	$13,532,607	$91,766	$(304,661)	$13,319,712

Contractual Maturities

The contractual maturities of available-for-sale debt securities, including mortgage-backed and debt securities, at March 31, 2010 are shown below (dollars in thousands):

	Amortized Cost	Fair Value
Due within one year	$5	$5
Due within one to five years	3,305,176	3,323,974
Due within five to ten years	1,885,726	1,884,802
Due after ten years	8,232,917	8,068,722

Total available-for-sale debt securities	$13,423,824	$13,277,503

Other-Than-Temporary Impairment of Investments

The following tables show the fair value and unrealized losses on investments, aggregated by investment category, and the length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2010:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$2,813,517	$(14,748)	$929,222	$(15,560)	$3,742,739	$(30,308)
Non-agency CMOs and other	12,697	(4,483)	354,135	(188,324)	366,832	(192,807)
Debt securities:
U.S. Treasury securities and agency debentures	348,430	(3,079)	—	—	348,430	(3,079)
Other agency debt securities	181,399	(1,601)	—	—	181,399	(1,601)
Municipal bonds	—	—	36,883	(2,926)	36,883	(2,926)
Corporate bonds	—	—	18,228	(7,126)	18,228	(7,126)

Total temporarily impaired securities	$3,356,043	$(23,911)	$1,338,468	$(213,936)	$4,694,511	$(237,847)

December 31, 2009:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$3,656,469	$(42,667)	$946,056	$(21,037)	$4,602,525	$(63,704)
Non-agency CMOs and other	27,245	(14,747)	347,600	(200,322)	374,845	(215,069)
Debt securities:
Agency debentures	2,349,310	(14,799)	—	—	2,349,310	(14,799)
Municipal bonds	—	—	38,986	(3,484)	38,986	(3,484)
Corporate bonds	—	—	17,748	(7,605)	17,748	(7,605)

Total temporarily impaired securities	$6,033,024	$(72,213)	$1,350,390	$(232,448)	$7,383,414	$(304,661)

Effective April 1, 2009, the Company adopted the amended guidance for the recognition and presentation of OTTI for debt securities. The Company assessed whether it intends to sell, or whether it is more likely than not that the Company will be required to sell a security before recovery of its amortized cost basis. For debt securities that are considered other-than-temporarily impaired and that the Company does not intend to sell and will not be required to sell prior to recovery of its amortized cost basis, the Company determines the amount of the impairment that is related to credit and the amount due to all other factors. The credit loss component is the difference between the security’s amortized cost basis and the present value of its expected future cash flows and is recognized in earnings. The noncredit loss component is the difference between the present value of its expected future cash flows and the fair value and is recognized through other comprehensive income.

The Company does not believe that any individual unrealized loss in the available-for-sale portfolio as of March 31, 2010 represents a credit related impairment. The majority of the unrealized losses on mortgage-backed securities are attributable to changes in interest rates and a re-pricing of risk in the market. All agency mortgage-backed securities and CMOs and U.S. Treasury securities and agency debentures are AAA-rated. Municipal bonds and corporate bonds are evaluated by reviewing the credit-worthiness of the issuer and general market conditions. The Company does not intend to sell the securities in an unrealized loss position and it is not more likely than not that the Company will be required to sell the debt securities before the anticipated recovery of its remaining amortized cost of the securities in an unrealized loss position at March 31, 2010.

The majority of the Company’s available-for-sale portfolio consists of residential mortgage-backed securities. For residential mortgage-backed securities, the Company calculates the credit portion of OTTI by comparing the present value of the expected future cash flows with the amortized cost basis of the security. The expected future cash flows are determined using the remaining contractual cash flows adjusted for future credit losses. The estimate of expected future credit losses includes the following assumptions: 1) expected default rates based on current delinquency trends, foreclosure statistics of the underlying mortgages and loan documentation type; 2) expected loss severity based on the underlying loan characteristics, including loan-to-value, origination vintage and geography; and 3) expected loan prepayments and principal reduction based on current experience and existing market conditions that may impact the future rate of prepayments. The expected cash flows of the security are then discounted at the interest rate used to recognize interest income on the security to arrive at the present value amount. The following table presents a summary of the significant inputs considered for securities that were other-than-temporarily impaired as of March 31, 2010:

	March 31, 2010
	Weighted Average	Range
Default rate(1)	8%	1% - 40%
Loss severity	45%	40% - 65%
Prepayment rate	11%	6% - 45%

(1)	Represents the expected default rate for the next twelve months.

The following table presents a roll-forward of the credit loss component of the amortized cost of debt securities, which has noncredit loss recognized in other comprehensive income and has credit loss recognized in earnings for the three months ended March 31, 2010 (dollars in thousands):

Three Months Ended March 31, 2010(1)
Credit loss balance, beginning of period	$150,372
Additions:
Initial credit impairment	724
Subsequent credit impairment	7,928

Credit loss balance, end of period	$159,024

(1)	The Company adopted the amended guidance for the recognition and presentation of OTTI for debt securities on April 1, 2009.

Within the securities portfolio, the highest concentration of credit risk is the non-agency CMO portfolio. The Company recognized $8.6 million in net impairment for non-agency CMO securities for the three months ended March 31, 2010. The Company concluded that approximately $263.1 million of non-agency CMO securities were other-than-temporarily impaired as a result of deterioration in the expected credit performance of the underlying loans in the securities. For the three months ended March 31, 2010, these securities were written down to their fair value by recording gross OTTI of $14.5 million, of which $5.9 million was recorded as the noncredit portion of OTTI through other comprehensive income (before tax). For the three months ended March 31, 2009, the Company recognized net impairment of $18.8 million on non-agency CMO securities.

The detailed components of the gains on loans and securities, net line item on the consolidated statement of loss are shown below.

Gains on Loans and Securities, Net

Gains on loans and securities, net are as follows (dollars in thousands):

	Three Months Ended March 31,
	2010	2009
Losses on loans, net	$(885)	$—
Gains on securities, net
Gains on available-for-sale securities	29,588	38,316
Losses on available-for-sale securities	(133)	(508)
Gains (losses) on trading securities, net	679	(2,468)
Hedge ineffectiveness	(203)	(50)

Gains on securities, net	29,931	35,290

Gains on loans and securities, net	$29,046	$35,290

NOTE 6—LOANS, NET

Loans, net are summarized as follows (dollars in thousands):

	March 31, 2010	December 31, 2009
Loans held-for-sale	$255,107	$7,865
Loans receivable, net:
One- to four-family	9,752,563	10,567,129
Home equity	7,422,280	7,769,711
Consumer and other	1,761,950	1,841,317

Total loans receivable	18,936,793	20,178,157
Unamortized premiums, net	158,449	171,649
Allowance for loan losses	(1,162,391)	(1,182,738)

Total loans receivable, net	17,932,851	19,167,068

Total loans, net	$18,187,958	$19,174,933

The following table provides an analysis of the allowance for loan losses for the three months ended March 31, 2010 and 2009 (dollars in thousands):

	Three Months Ended March 31,
	2010	2009
Allowance for loan losses, beginning of period	$1,182,738	$1,080,611
Provision for loan losses	267,979	453,963
Charge-offs	(302,385)	(342,978)
Recoveries	14,059	9,212

Net charge-offs	(288,326)	(333,766)

Allowance for loan losses, end of period	$1,162,391	$1,200,808

Loans held-for-sale included approximately $250 million of one- to four-family loans that were reclassified from loans held-for-investment to loans held-for-sale at March 31, 2010. The Company plans to securitize these loans with Fannie Mae during the second quarter of 2010. For the foreseeable future, the Company does not plan to securitize or sell any of its remaining one- to four-family loans in the held-for-investment portfolio.

The Company has an active loan modification program that focuses on the mitigation of potential losses in the loan portfolio. As part of the program, the Company considers modifications in which it made an economic concession to a borrower experiencing financial difficulty a TDR. The Company has also modified a number of loans through traditional collections actions taken in the normal course of servicing delinquent accounts. These actions typically result in an insignificant delay in the timing of payments; therefore, the Company does not consider such activities to be economic concessions to the borrowers.

Included in the allowance for loan losses at March 31, 2010 was a specific allowance of $231.0 million that was established for TDRs. The specific allowance for these individually impaired loans represents the expected loss over the remaining life of the loan, including the economic concession to the borrower. The average recorded investment in TDR loans was $669.3 million and $115.5 million and the interest income recognized on these loans was $3.5 million and $0.6 million for the three months ended March 31, 2010 and 2009, respectively. The following table shows detailed information related to the Company’s modified loans accounted for as TDRs as of March 31, 2010 and December 31, 2009 (dollars in thousands):

	Recorded Investment in TDRs (1)	Specific Valuation Allowance	Specific Valuation Allowance as a % of TDR Loans
March 31, 2010
One- to four-family	$283,511	$34,474	12%
Home equity	427,404	196,503	46%

Total(1)	$710,915	$230,977	32%

December 31, 2009
One- to four-family	$207,581	$26,916	13%
Home equity	371,320	166,636	45%

Total(1)	$578,901	$193,552	33%

(1)

At March 31, 2010 and December 31, 2009, respectively, $612.5 million and $519.2 million of TDRs had an associated specific valuation allowance, and $98.4 million and $59.7 million did not have an associated specific valuation allowance as the amount of the loan balance in excess of the estimated current property value less costs to sell has been charged-off.

NOTE 7—ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

	Fair Value
	Asset(1)	Liability(2)	Net(3)
March 31, 2010
Derivatives designated as hedging instruments:
Interest rate contracts:
Cash flow hedges	$77,713	$(37,118)	$40,595
Fair value hedges	7,196	—	7,196

Total derivatives designated as hedging instruments(4)	$84,909	$(37,118)	$47,791

December 31, 2009
Derivatives designated as hedging instruments:
Interest rate contracts:
Cash flow hedges	$87,534	$(143,602)	$(56,068)
Fair value hedges	5,863	—	5,863

Total derivatives designated as hedging instruments(4)	$93,397	$(143,602)	$(50,205)

(1)	Reflected in the other assets line item on the consolidated balance sheet.
(2)	Reflected in the accounts payable, accrued and other liabilities line item on the consolidated balance sheet.
(3)	Represents derivative assets net of derivative liabilities for presentation purposes only.
(4)	There were no derivatives not designated as hedging instruments as of March 31, 2010 and December 31, 2009.

Cash Flow Hedges

The majority of the Company’s derivative instruments as of March 31, 2010 and December 31, 2009 were designated as cash flow hedges. These hedges, which include a combination of interest rate swaps, forward-starting swaps and purchased options, including caps and floors, are used primarily to reduce the variability of future cash flows associated with existing variable-rate assets and liabilities and forecasted issuances of liabilities.

The effective portion of changes in fair value of the derivative instruments that hedge cash flows is reported as a component of accumulated other comprehensive loss, net of tax in the consolidated balance sheet, for both active and terminated hedges. Amounts are then included in net operating interest income as a yield adjustment in the same period the hedged transaction affects earnings. The ineffective portion of changes in fair value of the derivative instruments is reported as a fair value adjustment in the gains on loans and securities, net line item in the consolidated statement of loss.

If it becomes probable that a hedged forecasted transaction will not occur, amounts included in accumulated other comprehensive loss related to the specific hedging instruments are reclassified into the gains on loans and securities, net line item in the consolidated statement of loss. If hedge accounting is discontinued because a derivative instrument ceases to be a highly effective hedge; or is sold, terminated or de-designated, amounts included in accumulated other comprehensive loss related to the specific hedging instrument continue to be reported in other comprehensive income or loss until the forecasted transaction affects earnings. Derivative instruments no longer in hedging relationships continue to be recorded at fair value with changes in fair value reported in the gains on loans and securities, net line item in the consolidated statement of loss.

The future issuances of liabilities, including repurchase agreements, are largely dependent on the market demand and liquidity in the wholesale borrowings market. As of March 31, 2010, the Company believes the forecasted issuance of all debt in cash flow hedge relationships is probable. However, unexpected changes in market conditions in future periods could impact the ability to issue this debt. The Company believes the forecasted issuance of debt in the form of repurchase agreements is most susceptible to an unexpected change in market conditions.

The following table summarizes information related to the Company’s interest rate contracts in cash flow hedge relationships hedging variable-rate assets and liabilities and the forecasted issuances of liabilities (dollars in thousands):

		Fair Value			Weighted-Average
	Notional Amount	Asset	Liability	Net	Pay Rate	Receive Rate	Strike Rate	Remaining Life (Years)
March 31, 2010:
Pay-fixed interest rate swaps:
Repurchase agreements	$850,000	$2,072	$(18,430)	$(16,358)	3.96%	0.26%	N/A	9.29
FHLB advances	450,000	—	(18,688)	(18,688)	4.19%	0.26%	N/A	8.88
Purchased interest rate forward-starting swaps:
Repurchase agreements	300,000	2,559	—	2,559	3.79%	N/A	N/A	10.17
FHLB advances	200,000	102	—	102	3.35%	N/A	N/A	7.08
Purchased interest rate options(1) :
Caps	2,685,000	27,796	—	27,796	N/A	N/A	4.26%	3.10
Floors	900,000	45,184	—	45,184	N/A	N/A	6.36%	2.74

Total cash flow hedges	$5,385,000	$77,713	$(37,118)	$40,595	3.92%	0.26%	4.79%	5.04

December 31, 2009:
Pay-fixed interest rate swaps:
Repurchase agreements	$1,565,000	$—	$(125,954)	$(125,954)	4.87%	0.26%	N/A	9.68
FHLB advances	530,000	—	(17,648)	(17,648)	4.32%	0.25%	N/A	8.11
Purchased interest rate forward-starting swaps:
Repurchase agreements	200,000	2,031	—	2,031	3.88%	N/A	N/A	10.09
Purchased interest rate options(1):
Caps	2,185,000	36,233	—	36,233	N/A	N/A	4.76%	3.42
Floors	1,900,000	49,270	—	49,270	N/A	N/A	6.43%	1.46

Total cash flow hedges	$6,380,000	$87,534	$(143,602)	$(56,068)	4.66%	0.25%	5.54%	4.97

(1)	Caps are used to hedge repurchase agreements. Floors are used to hedge home equity lines of credit.

Additionally, the Company enters into forward purchase and sale agreements, which are considered cash flow hedges, when the terms of the commitments exactly match the terms of the securities purchased or sold. As of March 31, 2010 and December 31, 2009, there were no forward contracts accounted for as cash flow hedges.

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

	Three Months Ended March 31,
	2010	2009
Impact on accumulated other comprehensive loss (net of tax):
Beginning balance	$(278,548)	$(417,489)
Unrealized gains (losses), net	(33,895)	35,382
Reclassifications into earnings, net	11,388	6,817

Ending balance	$(301,055)	$(375,290)

Cash flow hedge ineffectiveness(1)(2)	$(170)	$(50)

Derivatives terminated during the period:
Notional	$1,245,000	$790,000
Fair value of net losses recognized in accumulated other comprehensive loss	$(136,243)	$(95,522)
Amortization of terminated interest rate swaps and options included in net operating interest income	$(12,622)	$(8,824)

(1)

The amount of ineffectiveness recorded in earnings for cash flow hedges is equal to the excess of the cumulative change in the fair value of the actual derivative over the cumulative change in the fair value of a hypothetical derivative which is created to match the exact terms of the underlying instruments being hedged.

(2)	The cash flow hedge ineffectiveness is reflected in the gains on loans and securities, net line item on the consolidated statement of loss.

During the upcoming twelve months, the Company expects to include a pre-tax amount of approximately $8.1 million of net unrealized gains that are currently reflected in accumulated other comprehensive loss in net operating interest income as a yield adjustment in the same periods in which the related items affect earnings. The losses accumulated in other comprehensive loss on terminated derivative instruments will be included in net operating interest income over the periods the related items will affect earnings, ranging from 14 days to approximately 13 years.

The following table shows the balance in accumulated other comprehensive loss attributable to open cash flow hedges and discontinued cash flow hedges (dollars in thousands):

	Three Months Ended March 31,
	2010	2009
Accumulated other comprehensive loss balance (net of tax) related to:
Open cash flow hedges	$(18,083)	$(170,695)
Discontinued cash flow hedges	(282,972)	(204,595)

Total cash flow hedges	$(301,055)	$(375,290)

The following table shows the balance in accumulated other comprehensive loss attributable to cash flow hedges by type of hedged item (dollars in thousands):

	Three Months Ended March 31,
	2010	2009
Accumulated other comprehensive loss balance related to cash flow hedges:
Repurchase agreements	$(428,701)	$(576,406)
FHLB advances	(106,320)	(121,531)
Home equity lines of credit	51,376	92,452
Other	(794)	1,759

Total cash flow hedges before tax	(484,439)	(603,726)
Tax benefit	183,384	228,436

Total cash flow hedges, net of tax	$(301,055)	$(375,290)

Fair Value Hedges

The Company uses interest rate swaps to offset its exposure to changes in value of certain fixed-rate assets and liabilities. Changes in the fair value of the derivatives are recognized currently in the gains on loans and securities, net line item.

Fair value hedges are accounted for by recording the fair value of the derivative instrument and the change in fair value of the asset or liability being hedged on the consolidated balance sheet. To the extent that the hedge is ineffective, the changes in the fair values will not offset and the difference, or hedge ineffectiveness, is reflected in the gains on loans and securities, net line item in the consolidated statement of loss. Cash payments or receipts and related accruals during the reporting period on derivatives included in fair value hedge relationships are recorded as an adjustment to interest income or interest expense on the hedged item.

Hedge accounting is discontinued for fair value hedges if a derivative instrument ceases to be highly effective as a hedge or if the derivative is sold, terminated or de-designated. If fair value hedge accounting is discontinued, the net gain or loss on the asset or liability being hedged at the time of de-designation is amortized to interest expense or interest income over the expected remaining life of the hedged item using the effective interest method. Changes in the fair value of the derivative instruments after de-designation of fair value hedge accounting are recorded in the gains on loans and securities, net line item in the consolidated statement of loss. For a discontinued fair value hedge, the previously hedged item is no longer adjusted for changes in fair value.

The following table summarizes information related to the Company’s interest rate contracts in fair value hedge relationships (dollars in thousands):

	Notional Amount	Fair Value			Weighted-Average
		Asset	Liability	Net	Pay Rate	Receive Rate	Strike Rate	Remaining Life (Years)
March 31, 2010:
Pay-fixed interest rate swaps:
U.S. Treasury securities	$250,000	$175	$—	$175	3.80%	0.29%	N/A	10.01
Receive-fixed interest rate swaps:
Corporate debt	225,000	7,021	—	7,021	3.82%	7.38%	N/A	3.46

Total fair value hedges	$475,000	$7,196	$—	$7,196	3.81%	3.65%	N/A	6.91

December 31, 2009:
Receive-fixed interest rate swaps:
Corporate debt	$225,000	$5,863	$—	$5,863	3.82%	7.38%	N/A	3.72

Total fair value hedges	$225,000	$5,863	$—	$5,863	3.82%	7.38%	N/A	3.72

The following table summarizes the effect of interest rate contracts designated and qualifying as hedging instruments in fair value hedges and related hedged items on the consolidated statement of loss (dollars in thousands):

	Three Months Ended March 31, 2010		Three Months Ended March 31, 2009
	Hedging Instrument	Hedged Item	Hedging Instrument	Hedged Item
Gains (losses) included in earnings:
Interest rate contracts:
Corporate debt	$1,158	$(1,158)	$(979)	$979
U.S. Treasury securities	175	(208)	—	—
Brokered certificates of deposit	—	—	(8)	8

Total fair value hedges	$1,333	$(1,366)	$(987)	$987

There was less than $1.0 million in fair value hedge ineffectiveness for the three months ended March 31, 2010 and no fair value hedge ineffectiveness for the three months ended March 31, 2009. The fair value hedge ineffectiveness is reflected in the gains on loans and securities, net line item.

NOTE 8—DEPOSITS

Deposits are summarized as follows (dollars in thousands):

	Weighted-Average Rate		Amount		Percentage to Total
	March 31, 2010	December 31, 2009	March 31, 2010	December 31, 2009	March 31, 2010	December 31, 2009
Sweep deposit accounts(1)	0.07%	0.07%	$13,395,292	$12,551,497	54.4%	49.0%
Complete savings accounts	0.40%	0.50%	8,047,693	9,704,045	32.7	37.9
Other money market and savings accounts	0.24%	0.29%	1,165,676	1,183,392	4.7	4.6
Certificates of deposit	1.59%	1.69%	1,060,278	1,215,780	4.3	4.8
Checking accounts	0.11%	0.19%	846,627	813,663	3.4	3.2
Brokered certificates of deposit	4.43%	4.51%	117,316	129,344	0.5	0.5

Total deposits	0.27%	0.35%	$24,632,882	$25,597,721	100.0%	100.0%

(1)	A sweep product transfers brokerage customer balances to banking subsidiaries, which hold these funds as customer deposits in FDIC-insured demand deposits and money market deposit accounts.

The Company sold approximately $1 billion of savings accounts to Discover Financial Services in March 2010.

NOTE 9—SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND FHLB ADVANCES AND OTHER BORROWINGS

The maturities of borrowings at March 31, 2010 and total borrowings at December 31, 2009 are shown below (dollars in thousands):

	Repurchase Agreements(1)	FHLB Advances and Other Borrowings		Total	Weighted Average Interest Rate
		FHLB Advances	Other
Years Ending December 31,
2010	$3,460,437	$500,000	$17,290	$3,977,727	0.29%
2011	1,624,835	—	111	1,624,946	0.45%
2012	100,000	350,000	—	450,000	0.59%
2013	100,000	—	—	100,000	2.05%
2014	200,000	320,000	—	520,000	4.69%
Thereafter	900,000	1,133,600	427,437	2,461,037	3.19%

Total borrowings at March 31, 2010	$6,385,272	$2,303,600	$444,838	$9,133,710	1.39%

Total borrowings at December 31, 2009	$6,441,875	$2,303,600	$443,359	$9,188,834	1.43%

(1)	The maximum amount at any month end for repurchase agreements was $6.5 billion for the three months ended March 31, 2010 and $7.2 billion for the year ended December 31, 2009.

NOTE 10—CORPORATE DEBT

The Company’s corporate debt by type is shown below (dollars in thousands):

March 31, 2010	Face Value	Discount	Fair Value Adjustment(1)	Net
Interest-bearing notes:
Senior notes:
8% Notes, due 2011	$3,644	$—	$—	$3,644
7 3/8 % Notes, due 2013	414,665	(3,161)	21,572	433,076
7 7/8 % Notes, due 2015	243,177	(1,696)	10,735	252,216

Total senior notes	661,486	(4,857)	32,307	688,936
12 1/2 % Springing lien notes, due 2017	930,230	(186,953)	8,072	751,349

Total interest-bearing notes	1,591,716	(191,810)	40,379	1,440,285
Non-interest-bearing debt:
0% Convertible debentures, due 2019	960,152	—	—	960,152

Total corporate debt	$2,551,868	$(191,810)	$40,379	$2,400,437

December 31, 2009	Face Value	Discount	Fair Value Adjustment(1)	Net
Senior notes:
8% Notes, due 2011	$3,644	$—	$—	$3,644
7 3/8 % Notes, due 2013	414,665	(3,390)	21,473	432,748
7 7/8 % Notes, due 2015	243,177	(1,770)	11,225	252,632

Total senior notes	661,486	(5,160)	32,698	689,024
12 1/2 % Springing lien notes, due 2017	930,230	(189,838)	8,334	748,726

Total interest-bearing notes	1,591,716	(194,998)	41,032	1,437,750
Non-interest-bearing debt:
0% Convertible debentures, due 2019	1,020,941	—	—	1,020,941

Total corporate debt	$2,612,657	$(194,998)	$41,032	$2,458,691

(1)	The fair value adjustment is related to changes in fair value of the debt while in a fair value hedge relationship.

As of March 31, 2010, $779.6 million of the Class A convertible debentures and $2.1 million of the Class B convertible debentures had been converted into 754.0 million shares and 1.3 million shares, respectively, of the Company’s common stock.

NOTE 11—INCOME TAXES

During the quarter, the Company recognized a $78.0 million net increase to its liability for unrecognized tax benefits. The total amount of unrecognized tax benefits as of March 31, 2010 and December 31, 2009 was $136.7 million and $58.7 million, respectively. A reconciliation of the beginning and ending amount of unrecognized tax benefits as of March 31, 2010 and December 31, 2009 are as follows (dollars in thousands):

	March 31, 2010	December 31, 2009
Unrecognized tax benefits, beginning of period	$58,696	$64,655
Additions based on tax positions related to prior years	81,590	2,783
Additions based on tax positions related to the current year	—	2,293
Reductions based on tax positions related to prior years	(376)	(1,229)
Reductions based on tax positions related to the current year	—	(8,159)
Settlements with taxing authorities	(2,700)	(681)
Statute of limitations lapses	(560)	(966)

Unrecognized tax benefits, end of period	$136,650	$58,696

At March 31, 2010, $114.9 million (net of federal benefits on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. The additional unrecognized tax benefit recorded during the first quarter of 2010 related to the Company’s recapitalization transactions in 2009.

NOTE 12—SHAREHOLDERS’ EQUITY

The activity in shareholders’ equity during the three months ended March 31, 2010 is summarized as follows (dollars in thousands):

	Common Stock/ Additional Paid- In Capital	Accumulated Deficit/Other Comprehensive Loss	Total
Beginning balance, December 31, 2009	$6,277,051	$(2,527,496)	$3,749,555
Net loss	—	(47,837)	(47,837)
Conversions of convertible debentures	60,789	—	60,789
Claims settlement under Section 16(b)	35,000	—	35,000
Net change from available-for-sale securities	—	41,225	41,225
Net change from cash flow hedging instruments	—	(22,507)	(22,507)
Other(1)	2,263	(2,089)	174

Ending balance, March 31, 2010	$6,375,103	$(2,558,704)	$3,816,399

(1)	Other includes employee stock compensation accounting and changes in accumulated other comprehensive loss from foreign currency translation.

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

Preferred Stock

On March 30, 2010, the Company amended its Certificate of Incorporation to eliminate the Series A Preferred Stock and Series B Participating Cumulative Preferred Stock.

Reverse Stock Split

In the first quarter of 2010, the Company announced that it would seek the approval of its stockholders for a 1-for-10 reverse stock split and a corresponding decrease to the Company’s authorized shares of common stock to a total of 400 million shares. If approved by the stockholders at the Company’s 2010 Annual Meeting, which is scheduled to be held on May 13, 2010, the reverse stock split should become effective in early June 2010.

Conversions of Convertible Debentures

During the three months ended March 31, 2010, $60.8 million of the Company’s convertible debentures were converted into 58.8 million shares of common stock.

NOTE 13—LOSS PER SHARE

The following table is a reconciliation of basic and diluted loss per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2010	2009
Basic:
Numerator:
Net loss	$(47,837)	$(232,685)

Denominator:
Basic weighted-average shares outstanding	1,921,951	567,833

Diluted:
Numerator:
Net loss	$(47,837)	$(232,685)

Denominator:
Diluted weighted-average shares outstanding	1,921,951	567,833

Per share:
Basic loss per share:
Net loss per share	$(0.02)	$(0.41)

Diluted loss per share:
Net loss per share	$(0.02)	$(0.41)

For the three months ended March 31, 2010 and 2009, the Company excluded the following shares from the calculations of diluted loss per share as the effect would have been anti-dilutive (shares in millions):

	Three Months Ended March 31,
	2010	2009
Shares excluded as a result of the Company’s net loss:
Stock options and restricted stock awards and units	10.2	3.0
Convertible debentures	959.2	—
Other stock options and restricted stock awards and units	29.4	32.3

Total	998.8	35.3

NOTE 14—REGULATORY REQUIREMENTS

Registered Broker-Dealers

The Company’s U.S. broker-dealer subsidiaries are subject to the Uniform Net Capital Rule (the “Rule”) under the Securities Exchange Act of 1934 administered by the SEC and FINRA, which requires the maintenance of minimum net capital. The minimum net capital requirements can be met under either the Aggregate Indebtedness method or the Alternative method. Under the Aggregate Indebtedness method, a broker-dealer is required to maintain minimum net capital of the greater of 6 2/ 3% of its aggregate indebtedness, as defined, or a minimum dollar amount. Under the Alternative method, a broker-dealer is required to maintain net capital equal to the greater of $250,000 or 2% of aggregate debit balances arising from customer transactions. The method used depends on the individual U.S. broker-dealer subsidiary. The Company’s international broker-dealer subsidiaries, located in Europe and Asia, are subject to capital requirements determined by their respective regulators.

As of March 31, 2010, all of the Company’s broker-dealer subsidiaries met minimum net capital requirements. Total required net capital was $0.1 billion at March 31, 2010. In addition, the Company’s broker-dealer subsidiaries had excess net capital of $0.6 billion at March 31, 2010.

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

Quantitative measures established by regulation to ensure capital adequacy require E*TRADE Bank to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets and Tier I capital to adjusted total assets. As shown in the table below, at both March 31, 2010 and December 31, 2009, the OTS categorized E*TRADE Bank as “well capitalized” under the regulatory framework for prompt corrective action. However, events beyond management’s control, such as a continued deterioration in residential real estate and credit markets, could adversely affect future earnings and E*TRADE Bank’s ability to meet its future capital requirements.

E*TRADE Bank’s required actual capital amounts and ratios are presented in the table below (dollars in thousands):

	Actual		Minimum Required to be Well Capitalized Under Prompt Corrective Action Provisions				Excess Capital
	Amount	Ratio	Amount		Ratio
March 31, 2010:
Total capital to risk-weighted assets	$3,114,581	14.36%	>	$2,168,935	>	10.0%	$945,646
Tier I capital to risk-weighted assets	$2,835,312	13.07%	>	$1,301,361	>	6.0%	$1,533,951
Tier I capital to adjusted total assets	$2,869,133	6.83%	>	$2,100,873	>	5.0%	$768,260
December 31, 2009:
Total capital to risk-weighted assets	$3,102,618	14.08%	>	$2,203,492	>	10.0%	$899,126
Tier I capital to risk-weighted assets	$2,818,370	12.79%	>	$1,322,095	>	6.0%	$1,496,275
Tier I capital to adjusted total assets	$2,860,312	6.69%	>	$2,136,752	>	5.0%	$723,560

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

On October 11, 2006, a state class action was filed by Nikki Greenberg on her own behalf and on behalf of all those similarly situated plaintiffs, in the Superior Court for the State of California, County of Los Angeles on behalf of all customers or consumers who allegedly made or received telephone calls from the Company that were recorded without their knowledge or consent. On February 7, 2008, class certification was granted and the class defined to consist of (1) all persons in California who received telephone calls from the Company and whose calls were recorded without their consent within three years of October 11, 2006, and (2) all persons who made calls from California to the Beverly Hills branch of the Company on August 8, 2006. Plaintiffs sought to recover unspecified monetary damages plus injunctive relief, including punitive and exemplary damages, interest, attorneys’ fees and costs. On October 16, 2009, the court granted final approval of the parties’ proposed settlement agreement. Objectors to the court’s order granting final approval of the parties’ settlement agreement filed notices of appeal which were subsequently dismissed on January 26, 2010. The Company paid the settlement amount to the Claims Administrator on March 5, 2010. The matter will remain open through administration of the settlement.

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

On April 2, 2008, a class action complaint alleging violations of the federal securities laws was filed by John W. Oughtred on his own behalf and on behalf of all others similarly situated in the United States District Court for the Southern District of New York against the Company. Plaintiff contends, among other things, that the Company committed various sales practice violations in the sale of certain auction rate securities to investors between April 2, 2003, and February 13, 2008 by allegedly misrepresenting that these securities were highly liquid and safe investments for short term investing. On December 18, 2008, plaintiffs filed their first amended class action complaint. Defendants filed their pending motion to dismiss plaintiffs’ amended complaint on February 5, 2009, and briefing on defendants’ motion to dismiss was completed on April 15, 2009. Plaintiffs seek to recover damages in an amount to be proven at trial, or, in the alternative, rescission of auction rate securities purchases, plus interest and attorney’s fees and costs. On March 18, 2010, the District Court dismissed the complaint without prejudice. Plaintiff has an opportunity to amend the complaint. On April 22, 2010, Plaintiff amended their complaint. The Company intends to continue to vigorously defend itself against the claims raised in this action.

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

On March 8, 2010, Lindsay Lohan filed a complaint in the New York Supreme Court, Nassau County, against E*TRADE Bank and E*TRADE Securities LLC. The Plaintiff alleges that E*TRADE’s television advertising made unauthorized use of her characterization and likeness in violation of Section 51 of the New York State Civil Rights Law. The Claimant seeks $100 million in damages. The Company intends to vigorously defend itself against these claims.

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

Beginning in approximately August 2008, representatives of various states attorneys general and FINRA initiated inquiries regarding the purchase of auction rate securities by E*TRADE Securities LLC’s customers. E*TRADE Securities LLC is cooperating with these inquiries. As of March 31, 2010, the total amount of auction rate securities held by all E*TRADE Securities LLC customers was approximately $167.3 million.

On January 19, 2010, the North Carolina Securities Division filed an administrative petition against E*TRADE Securities LLC seeking to revoke the North Carolina securities dealer registration of E*TRADE Securities LLC or, alternatively, to suspend that registration until all North Carolina residents are made whole for their investments in auction rate securities purchased through E*TRADE Securities LLC. E*TRADE Securities LLC is defending that action. As of March 31, 2010, the total amount of auction rate securities held by North Carolina customers is approximately $2.1 million.

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

Loans

The Company provides access to real estate loans for its customers through a third party company. This lending product is offered as a convenience to the Company’s customers and is not one of its primary product offerings. The Company structured this arrangement to minimize the assumption of any of the typical risks commonly associated with mortgage lending. The third party company providing this product performs all processing and underwriting of these loans. Shortly after closing, the third party company purchases the loans from the Company and is responsible for the credit risk associated with these loans. The Company had $36.7 million in commitments to originate loans, $3.5 million in commitments to sell loans and no commitments to purchase loans at March 31, 2010.

Securities, Unused Lines of Credit and Certificates of Deposit

At March 31, 2010, the Company had commitments to purchase $0.3 billion and sell $0.5 billion in securities. In addition, the Company had approximately $0.9 billion of certificates of deposit scheduled to mature in less than one year and $1.2 billion of unfunded commitments to extend credit.

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

During the 30-year period prior to the redemption of the trust preferred securities, ETBH guarantees the accrued and unpaid distributions on these securities, as well as the redemption price of the securities and certain costs that may be incurred in liquidating, terminating or dissolving the trusts (all of which would otherwise be payable by the trusts). At March 31, 2010, management estimated that the maximum potential liability under this arrangement is equal to approximately $436.6 million or the total face value of these securities plus dividends, which may be unpaid at the termination of the trust arrangement.

NOTE 16—SEGMENT INFORMATION

In the first quarter of 2010, the Company revised its segment financial reporting to reflect the manner in which its chief operating decision maker had begun assessing the Company’s performance and making resource allocation decisions. The Company no longer allocates costs associated with certain functions that are centrally managed to its operating segments. These costs are separately reported in a “Corporate/Other” category.

In addition, the Company now reports FDIC insurance premiums expense in its balance sheet management segment. These expenses were previously reported in its trading and investing segment. Balance sheet management pays the trading and investing segment for the use of its deposits via the deposit transfer pricing arrangement, including a reimbursement for the cost associated FDIC insurance. This change did not impact the income (loss) before income taxes of either segment as the component of the deposit transfer pricing payment for FDIC insurance premiums expense was removed.

The Company’s segment financial information from prior periods has been reclassified in accordance with the new segment financial reporting.

Trading and investing includes:

•	trading and investing related brokerage products and services;

•	investor-focused banking products;

•	market-making; and

•	software and services for managing equity compensation plans.

Balance sheet management includes:

•	managing asset allocation and credit, liquidity and interest rate risk;

•	managing loans previously originated or purchased from third parties; and

•	managing customer cash and deposits.

Corporate/Other includes:

•	centrally managed functions including: finance, human resources, legal, compliance and risk management;

•	technology related costs incurred to support the centrally managed functions;

•	restructuring and other exit activities; and

•	corporate debt and corporate investments.

The Company evaluates the performance of its segments based on income (loss) before income taxes.

Financial information for the Company’s reportable segments is presented in the following tables (dollars in thousands):

	Three Months Ended March 31, 2010
	Trading and Investing	Balance Sheet Management	Corporate/ Other	Eliminations(1)	Total
Revenue:
Operating interest income	$214,577	$352,290	$8	$(159,909)	$406,966
Operating interest expense	(20,936)	(225,542)	—	159,909	(86,569)

Net operating interest income	193,641	126,748	8	—	320,397

Commissions	113,252	—	—	—	113,252
Fees and service charges	41,229	1,001	—	—	42,230
Principal transactions	26,211	—	—	—	26,211
Gains on loans and securities, net	—	29,042	4	—	29,046
Other-than-temporary impairment	—	(14,524)	—	—	(14,524)
Less: noncredit portion of OTTI recognized in other comprehensive loss (before tax)	—	5,872	—	—	5,872

Net impairment	—	(8,652)	—	—	(8,652)
Other revenues	11,428	2,591	—	—	14,019

Total non-interest income	192,120	23,982	4	—	216,106

Total net revenue	385,761	150,730	12	—	536,503

Provision for loan losses	—	267,979	—	—	267,979
Operating expense:
Compensation and benefits	62,811	3,311	21,088	—	87,210
Clearing and servicing	19,490	19,669	—	—	39,159
Advertising and market development	38,135	—	—	—	38,135
FDIC insurance premiums	—	19,315	—	—	19,315
Communications	19,717	229	501	—	20,447
Professional services	11,354	589	8,347	—	20,290
Occupancy and equipment	16,897	682	628	—	18,207
Depreciation and amortization	15,464	312	4,870	—	20,646
Amortization of other intangibles	7,142	—	—	—	7,142
Facility restructuring and other exit activities	—	—	3,373	—	3,373
Other operating expenses	9,004	7,595	4,813	—	21,412

Total operating expense	200,014	51,702	43,620	—	295,336

Income (loss) before other income (expense) and income taxes	185,747	(168,951)	(43,608)	$—	$(26,812)
Other income (expense):
Corporate interest income	—	—	23	—	23
Corporate interest expense	—	—	(41,043)	—	(41,043)
Gains on sales of investments, net	—	—	109	—	109
Equity in income of investments and venture funds	—	—	1,794	—	1,794

Total other income (expense)	—	—	(39,117)	—	(39,117)

Income (loss) before taxes	$185,747	$(168,951)	$(82,725)	$—	$(65,929)

(1)	Reflects elimination of transactions between trading and investing and balance sheet management segments, which includes deposits and intercompany transfer pricing arrangements.

	Three Months Ended March 31, 2009
	Trading and Investing	Balance Sheet Management	Corporate/ Other	Eliminations(1)	Total
Revenue:
Operating interest income	$247,037	$444,266	$38	$(204,704)	$486,637
Operating interest expense	(97,951)	(314,728)	—	204,704	(207,975)

Net operating interest income	149,086	129,538	38	—	278,662

Commissions	125,626	—	—	—	125,626
Fees and service charges	45,055	1,660	—	—	46,715
Principal transactions	17,642	—	—	—	17,642
Gains (losses) on loans and securities, net	(32)	35,291	31	—	35,290
Other-than-temporary impairment	—	(18,783)	—	—	(18,783)
Less: noncredit portion of OTTI recognized in other comprehensive loss (before tax)	—	—	—	—	—

Net impairment	—	(18,873)	—	—	(18,873)
Other revenues	8,894	3,297	—	—	12,191

Total non-interest income	197,185	21,465	31	—	218,681

Total net revenue	346,271	151,003	69	—	497,343

Provision for loan losses	—	453,963	—	—	453,963
Operating expense:
Compensation and benefits	61,352	2,857	19,963	—	84,172
Clearing and servicing	20,776	21,895	—	—	42,671
Advertising and market development	43,586	5	—	—	43,591
FDIC insurance premiums	—	12,712	—	—	12,712
Communications	21,028	49	484	—	21,561
Professional services	8,841	620	10,169	—	19,630
Occupancy and equipment	19,038	750	(247)	—	19,541
Depreciation and amortization	15,397	184	4,693	—	20,274
Amortization of other intangibles	7,436	—	—	—	7,436
Facility restructuring and other exit activities	—	—	(112)	—	(112)
Other operating expenses	8,816	9,301	4,391	—	22,508

Total operating expense	206,270	48,373	39,341	—	293,984

Income (loss) before other income (expense) and income taxes	140,001	(351,333)	(39,272)	—	(250,604)
Other income (expense):
Corporate interest income	—	—	424	—	424
Corporate interest expense	—	—	(87,315)	—	(87,315)
Losses on sales of investments, net	—	—	(433)	—	(433)
Losses on early extinguishment of debt	—	(2,999)	—	—	(2,999)
Equity in loss of investments and venture funds	—	—	(3,129)	—	(3,129)

Total other income (expense)	—	(2,999)	(90,453)	—	(93,452)

Income (loss) before taxes	$140,001	$(354,332)	$(129,725)	$—	$(344,056)

(1)	Reflects elimination of transactions between trading and investing and balance sheet management segments, which includes deposits and intercompany transfer pricing arrangements.

Segment Assets

	Trading and Investing	Balance Sheet Management	Corporate/ Other/ Eliminations	Total
As of March 31, 2010	$9,623,032	$36,052,940	$1,002,702	$46,678,674
As of December 31, 2009	$9,047,604	$37,236,570	$1,082,311	$47,366,485

No single customer accounted for more than 10% of total net revenue for the three months ended March 31,  2010 and 2009.

NOTE 17—SUBSEQUENT EVENTS

International Brokerage Business

The Company closed the sales of the local market trading operations in the Nordic region and United Kingdom in April 2010. The Company recorded a slight gain on the sales of these local market trading operations.

Secondary Offering of Common Stock by Affiliates of Citadel Investment Group

On May 4, 2010, the Company completed a secondary offering by affiliates of Citadel Investment Group of 172 million shares of its common stock at a public offering price of $1.75 per share. The Company did not issue any shares to the public nor did it receive any proceeds from this offering. All of the shares sold were held by affiliates of Citadel Investment Group.

Conversion of Convertible Debentures

As of May 4, 2010, a total of $1.0 billion of the convertible debentures ($1.0 billion of the Class A convertible debentures and $2.1 million of the Class B convertible debentures) had been converted into 995.9 million shares of common equity. The remaining face value of the convertible debentures as of May 4, 2010 was approximately $711.4 million.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (“Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report, have concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

(b)	Our Chief Executive Officer and our Chief Financial Officer have evaluated the changes to the Company’s internal control over financial reporting that occurred during our last fiscal quarter ended March 31, 2010, as required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15, and have concluded that there were no such changes that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL	PROCEEDINGS

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

On October 11, 2006, a state class action was filed by Nikki Greenberg on her own behalf and on behalf of all those similarly situated plaintiffs, in the Superior Court for the State of California, County of Los Angeles on behalf of all customers or consumers who allegedly made or received telephone calls from the Company that were recorded without their knowledge or consent. On February 7, 2008, class certification was granted and the class defined to consist of (1) all persons in California who received telephone calls from the Company and whose calls were recorded without their consent within three years of October 11, 2006, and (2) all persons who made calls from California to the Beverly Hills branch of the Company on August 8, 2006. Plaintiffs sought to recover unspecified monetary damages plus injunctive relief, including punitive and exemplary damages, interest, attorneys’ fees and costs. On October 16, 2009, the court granted final approval of the parties’ proposed settlement agreement. Objectors to the court’s order granting final approval of the parties’ settlement agreement filed notices of appeal which were subsequently dismissed on January 26, 2010. The Company paid the settlement amount to the Claims Administrator on March 5, 2010. The matter will remain open through administration of the settlement.

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

On April 2, 2008, a class action complaint alleging violations of the federal securities laws was filed by John W. Oughtred on his own behalf and on behalf of all others similarly situated in the United States District Court for the Southern District of New York against the Company. Plaintiff contends, among other things, that the Company committed various sales practice violations in the sale of certain auction rate securities to investors between April 2, 2003, and February 13, 2008 by allegedly misrepresenting that these securities were highly liquid and safe investments for short term investing. On December 18, 2008, plaintiffs filed their first amended class action complaint. Defendants filed their pending motion to dismiss plaintiffs’ amended complaint on February 5, 2009, and briefing on defendants’ motion to dismiss was completed on April 15, 2009. Plaintiffs seek to recover damages in an amount to be proven at trial, or, in the alternative, rescission of auction rate securities purchases, plus interest and attorney’s fees and costs. On March 18, 2010, the District Court dismissed the complaint without prejudice. On April 22, 2010, Plaintiff amended their complaint. The Company intends to continue to vigorously defend itself against the claims raised in this action.

On October 17, 2007, the SEC initiated an informal inquiry into matters related to the Company’s mortgage loan and mortgage-related securities investment portfolios. The Company is cooperating fully with the SEC in this matter.

Beginning in approximately August 2008, representatives of various states attorneys general and FINRA initiated inquiries regarding the purchase of auction rate securities by E*TRADE Securities LLC’s customers. E*TRADE Securities LLC is cooperating with these inquiries. As of March 31, 2010, the total amount of auction rate securities held by all E*TRADE Securities LLC customers was approximately $167.3 million.

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

On January 19, 2010, the North Carolina Securities Division filed an administrative petition against E*TRADE Securities LLC seeking to revoke the North Carolina securities dealer registration of E*TRADE Securities LLC or, alternatively, to suspend that registration until all North Carolina residents are made whole for their investments in auction rate securities purchased through E*TRADE Securities LLC. E*TRADE Securities LLC is defending that action. As of March 31, 2010, the total amount of auction rate securities held by North Carolina customers is approximately $2.1 million.

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

On March 8, 2010, Lindsay Lohan filed a complaint in the New York Supreme Court, Nassau County, against E*TRADE Bank and E*TRADE Securities LLC. The Plaintiff alleges that E*TRADE’s television advertising made unauthorized use of her characterization and likeness in violation of Section 51 of the New York State Civil Rights Law. The Claimant seeks $100 million in damages. The Company intends to vigorously defend itself against these claims.

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

ITEM 1A.	RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our 2009 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

*10.1	Employment Agreement between E*TRADE Financial Corporation and Steven J. Freiberg as of March 19, 2010.

*31.1	Certification—Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification—Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification—Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 5, 2010

E*TRADE Financial Corporation (Registrant)

By	/s/ STEVEN J. FREIBERG
Steven J. Freiberg Chief Executive Officer (Principal Executive Officer)

By	/s/ BRUCE P. NOLOP
Bruce P. Nolop Chief Financial Officer (Principal Financial and Accounting Officer)