Form 10-Q
period 2010-06-30
E TRADE FINANCIAL CORP
filed 2010-08-04
CIK 1015780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

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

As of August 2, 2010, there were 220,722,632 shares of common stock outstanding.

E*TRADE FINANCIAL CORPORATION

FORM 10-Q QUARTERLY REPORT

For the Quarter Ended June 30, 2010

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

Our strategy also includes an intense focus on mitigating the credit losses inherent in our loan portfolio. In addition, we are focused on our overall capital structure as evidenced by the recapitalization transactions executed in the second and third quarters of 2009. We believe these transactions significantly improved our capital structure and better positioned the Company for future growth.

Key Factors Affecting Financial Performance

Our financial performance is affected by a number of factors outside of our control, including:

•	customer demand for financial products and services;

•	the weakness or strength of the residential real estate and credit markets;

•	the performance, volume and volatility of the equity and capital markets;

•	customer perception of the financial strength of our franchise;

•	market demand and liquidity in the secondary market for mortgage loans and securities;

•	market demand and liquidity in the wholesale borrowings market, including securities sold under agreements to repurchase; and

•	changes to the rules and regulations governing the financial services industry.

In addition to the items noted above, our success in the future will depend upon, among other things:

•	continuing our success in the acquisition, growth and retention of trading customers;

•	our ability to generate meaningful growth in the long-term investing customer group;

•	our ability to assess and manage credit risk;

•	our ability to generate capital sufficient to meet our operating needs, particularly a level sufficient to offset loan losses;

•	our ability to assess and manage interest rate risk; and

•	disciplined expense control and improved operational efficiency.

Management monitors a number of metrics in evaluating the Company’s performance. The most significant of these are shown in the table and discussed in the text below:

	As of or For the Three Months Ended June 30,		Variance	As of or For the Six Months Ended June 30,		Variance
	2010	2009	2010 vs. 2009	2010	2009	2010 vs. 2009
Customer Activity Metrics:(1)
Daily average revenue trades (“DARTs”)	170,283	202,578	(16)%	162,916	189,209	(14)%
Average commission per trade	$11.05	$11.27	(2)%	$11.21	$11.14	1%
Margin receivables (dollars in billions)	$4.8	$3.1	55%	$4.8	$3.1	55%
End of period brokerage accounts	2,649,500	2,626,793	1%	2,649,500	2,626,793	1%
Net new brokerage accounts	17,523	51,598	*	19,421	110,987	*
Customer assets (dollars in billions)	$143.8	$127.5	13%	$143.8	$127.5	13%
Net new brokerage assets (dollars in billions)	$2.1	$2.3	*	$4.3	$4.6	*
Brokerage related cash (dollars in billions)	$20.7	$17.7	17%	$20.7	$17.7	17%

Company Financial Metrics:
Corporate cash (dollars in millions)	$481.1	$527.0	(9)%	$481.1	$527.0	(9)%
E*TRADE Bank excess risk-based capital (dollars in millions)	$1,008.4	$910.9	11%	$1,008.4	$910.9	11%
Special mention loan delinquencies (dollars in millions)	$660.3	$859.7	(23)%	$660.3	$859.7	(23)%
Allowance for loan losses (dollars in millions)	$1,102.9	$1,218.9	(10)%	$1,102.9	$1,218.9	(10)%
Enterprise net interest spread	2.89%	2.91%	(0.02)%	2.93%	2.63%	0.30%
Enterprise interest-earning assets (average in billions)	$41.0	$45.2	(9)%	$41.7	$45.0	(7)%

*	Percentage not meaningful.
(1)	The prior periods presented have been updated to exclude international local brokerage activity.

Customer Activity Metrics

•	DARTs are the predominant driver of commissions revenue from our customers.

•	Average commission per trade is an indicator of changes in our customer mix, product mix and/or product pricing. As a result, this metric is impacted by the mix between our customer groups.

•

Margin receivables represent credit extended to customers and non-customers to finance their purchases of securities by borrowing against securities they currently own. Margin receivables are a key driver of net operating interest income.

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

•

E*TRADE Bank excess risk-based capital is the excess capital that E*TRADE Bank has compared to the regulatory minimum to be considered well-capitalized and is an indicator of E*TRADE Bank’s ability to absorb future loan losses. It is also a potential source of additional corporate cash as this capital, if requested by us and approved by our regulators, could be sent as a dividend or otherwise distributed up to the parent company.

•

Special mention loan delinquencies are loans 30-89 days past due and are an indicator of the expected trend for charge-offs in future periods as these loans have a greater propensity to migrate into nonaccrual status and ultimately charge-off.

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

Significant Events in the Second Quarter of 2010

Enhancements to Our Trading and Investing Products and Services

•

An open applications programming interface (“Open API”) for third-party and independent software developers was made available to active traders. These customers can now have access to technical information and documentation, reference guides, and other resources to help network external applications and programs with our active trader platform.

Completion of 1-for-10 Reverse Stock Split

•

In June 2010, we completed a 1-for-10 reverse stock split. All prior periods presented have been adjusted to reflect the impact of this reverse stock split, including basic and diluted weighted-average shares and shares issued and outstanding.

Summary Financial Results (dollars in millions, except per share amounts)

	Three Months Ended June 30,		Variance	Six Months Ended June 30,		Variance
	2010	2009	2010 vs. 2009	2010	2009	2010 vs. 2009
Net operating interest income	$302.0	$339.6	(11)%	$622.4	$618.2	1%
Commissions	$119.6	$154.1	(22)%	$232.8	$279.7	(17)%
Fees and services charges	$35.2	$47.9	(27)%	$77.4	$94.7	(18)%
Principal transactions	$28.7	$22.7	26%	$54.9	$40.3	36%
Total net revenue	$534.0	$620.9	(14)%	$1,070.5	$1,118.2	(4)%
Provision for loan losses	$165.7	$404.5	(59)%	$433.6	$858.5	(49)%
Operating margin	$92.7	$(112.8)	*	$65.9	$(363.4)	*
Net income (loss)	$35.1	$(143.2)	*	$(12.8)	$(375.9)	*
Diluted earnings (loss) per share	$0.12	$(2.16)	*	$(0.06)	$(6.11)	*

*	Percentage not meaningful.

EARNINGS OVERVIEW

During the three and six months ended June 30, 2010, we generated net income of $35.1 million and incurred a net loss of $12.8 million, respectively. Our net income for the three months ended June 30, 2010 primarily resulted from income before income taxes of $203.3 million in our trading and investing segment, which was offset by $165.7 million in provision for loan losses reported in our balance sheet management segment. Our net loss for the six months ended June 30, 2010 was due primarily to income before income taxes of $389.1 million in our trading and investing segment, which was more than offset by $433.6 million in provision for loan losses reported in our balance sheet management segment. Although we expect provision for loan losses to continue at elevated levels in future periods, the level of provision for loan losses has declined for seven consecutive quarters. While we cannot state with certainty that this trend will continue, we believe it is a positive indicator that our loan portfolio has continued to improve.

The following sections describe in detail the changes in key operating factors and other changes and events that have affected our revenue, provision for loan losses, operating expense, other income (expense) and income tax expense (benefit).

Revenue

The components of net revenue and the resulting variances are as follows (dollars in millions):

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
			2010 vs. 2009				2010 vs. 2009
	2010	2009	Amount	%	2010	2009	Amount	%
Net operating interest income	$302.0	$339.6	$(37.6)	(11)%	$622.4	$618.2	$4.2	1%
Commissions	119.6	154.1	(34.5)	(22)%	232.8	279.7	(46.9)	(17)%
Fees and service charges	35.2	47.9	(12.7)	(27)%	77.4	94.7	(17.3)	(18)%
Principal transactions	28.7	22.7	6.0	26%	54.9	40.3	14.6	36%
Gains on loans and securities, net	48.9	73.2	(24.3)	(33)%	78.0	108.5	(30.5)	(28)%
Net impairment	(12.2)	(29.7)	17.5	*	(20.8)	(48.5)	27.7	*
Other revenues	11.8	13.1	(1.3)	(10)%	25.8	25.3	0.5	2%

Total non-interest income	232.0	281.3	(49.3)	(18)%	448.1	500.0	(51.9)	(10)%

Total net revenue	$534.0	$620.9	$(86.9)	(14)%	$1,070.5	$1,118.2	$(47.7)	(4)%

*	Percentage not meaningful.

Total net revenue decreased 14% to $534.0 million and 4% to $1.1 billion for the three and six months ended June 30, 2010, respectively, compared to the same periods in 2009. This was driven by lower commissions, fees and service charges and gains on loans and securities, net, which was slightly offset by a decrease in net impairment. Additionally, the decrease for the three months ended June 30, 2010 was driven by lower net operating interest income compared to the same period in 2009.

Net Operating Interest Income

Net operating interest income decreased 11% to $302.0 million and increased slightly to $622.4 million for the three and six months ended June 30, 2010, respectively, compared to the same periods in 2009. Net operating interest income is earned primarily through investing customer cash and deposits in interest-earning assets, which include: margin receivables, real estate loans, mortgage-backed securities and investment securities. The decrease in net operating interest income for the three months ended June 30, 2010 was due primarily to decreases in our enterprise interest-earning assets, specifically loans and available-for-sale mortgage-backed securities. The slight increase for the six months ended June 30, 2010 was driven by lower yields on our enterprise interest-bearing liabilities, specifically deposits, which was mostly offset by a decrease in our enterprise interest-earning assets.

The following table presents enterprise average balance sheet data and enterprise income and expense data for our operations, as well as the related net interest spread, yields and rates and has been prepared on the basis required by the SEC’s Industry Guide 3, “Statistical Disclosure by Bank Holding Companies” (dollars in millions):

	Three Months Ended June 30,
	2010			2009
	Average Balance	Operating Interest Inc./Exp.	Average Yield/ Cost	Average Balance	Operating Interest Inc./Exp.	Average Yield/ Cost
Enterprise interest-earning assets:
Loans(1)	$18,844.0	$225.3	4.78%	$23,889.8	$292.5	4.90%
Margin receivables	4,479.4	50.0	4.47%	2,771.7	31.4	4.55%
Available-for-sale mortgage-backed securities	8,826.4	70.6	3.20%	11,795.2	127.6	4.32%
Available-for-sale investment securities	3,725.3	23.6	2.53%	253.5	3.3	5.15%
Held-to-maturity securities	135.1	1.3	3.74%	—	—	—
Trading securities	1.4	0.0	5.68%	23.6	0.5	8.47%
Cash and equivalents(2)	4,317.7	2.5	0.23%	5,790.9	4.7	0.33%
Stock borrow and other	661.0	6.6	3.99%	681.2	21.6	12.73%

Total enterprise interest-earning assets	40,990.3	379.9	3.71%	45,205.9	481.6	4.27%

Non-operating interest-earning assets(3)	4,273.5			3,775.5

Total assets	$45,263.8			$48,981.4

Enterprise interest-bearing liabilities:
Retail deposits	$24,118.0	14.7	0.24%	$27,061.9	50.6	0.75%
Brokered certificates of deposit	116.1	1.5	5.18%	214.3	2.9	5.39%
Customer payables	4,660.2	1.7	0.14%	4,503.4	2.1	0.19%
Securities sold under agreements to repurchase	6,332.6	30.7	1.92%	6,856.2	51.4	2.96%
Federal Home Loan Bank (“FHLB”) advances and other borrowings	2,747.2	30.8	4.43%	3,644.7	38.4	4.17%
Stock loan and other	599.5	0.4	0.28%	501.0	0.5	0.41%

Total enterprise interest-bearing liabilities	38,573.6	79.8	0.82%	42,781.5	145.9	1.36%

Non-operating interest-bearing liabilities(4)	2,704.2			3,602.2

Total liabilities	41,277.8			46,383.7
Total shareholders’ equity	3,986.0			2,597.7

Total liabilities and shareholders’ equity	$45,263.8			$48,981.4

Excess of enterprise interest-earning assets over enterprise interest-bearing liabilities/Enterprise net interest income/Spread	$2,416.7	$300.1	2.89%	$2,424.4	$335.7	2.91%

Enterprise net interest margin (net yield on enterprise interest-earning assets)			2.93%			2.97%
Ratio of enterprise interest-earning assets to enterprise interest-bearing liabilities			106.27%			105.67%
Return on average:
Total assets			0.31%			(1.17)%
Total shareholders’ equity			3.52%			(22.06)%
Average equity to average total assets			8.81%			5.30%

Reconciliation from enterprise net interest income to net operating interest income (dollars in millions):

	Three Months Ended June 30,
	2010	2009
Enterprise net interest income(5)	$300.1	$335.7
Taxable equivalent interest adjustment	(0.3)	(0.7)
Customer cash held by third parties and other(6)	2.2	4.6

Net operating interest income	$302.0	$339.6

(1)	Nonaccrual loans are included in the respective average loan balances. Income on such nonaccrual loans is recognized on a cash basis.
(2)	Includes segregated cash balances.
(3)

Non-operating interest-earning assets consist of property and equipment, net, goodwill, other intangibles, net and other assets that do not generate operating interest income. Some of these assets generate corporate interest income.

(4)

Non-operating interest-bearing liabilities consist of corporate debt and other liabilities that do not generate operating interest expense. Some of these liabilities generate corporate interest expense.

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

(6)

Includes interest earned on average customer assets of $3.1 billion and $2.8 billion for the three months ended June 30, 2010 and 2009, respectively, held by parties outside E*TRADE Financial, including third party money market funds and sweep deposit accounts at unaffiliated financial institutions.

	Six Months Ended June 30,
	2010			2009
	Average Balance	Operating Interest Inc./Exp.	Average Yield/ Cost	Average Balance	Operating Interest Inc./Exp.	Average Yield/ Cost
Enterprise interest-earning assets:
Loans(1)	$19,383.3	$466.9	4.82%	$24,483.3	$605.8	4.95%
Margin receivables	4,247.9	94.7	4.49%	2,761.4	58.3	4.26%
Available-for-sale mortgage-backed securities	9,257.2	152.5	3.29%	11,486.0	253.3	4.41%
Available-for-sale investment securities	3,875.7	51.3	2.65%	190.2	5.3	5.57%
Held-to-maturity securities	67.9	1.3	3.71%	—	—	—
Trading securities	1.7	0.1	6.14%	29.5	1.2	7.93%
Cash and equivalents(2)	4,168.1	4.8	0.23%	5,368.0	10.5	0.39%
Stock borrow and other	672.5	13.6	4.08%	635.9	29.7	9.42%

Total enterprise interest-earning assets	41,674.3	785.2	3.77%	44,954.3	964.1	4.30%

Non-operating interest-earning assets(3)	4,260.7			3,808.1

Total assets	$45,935.0			$48,762.4

Enterprise interest-bearing liabilities:
Retail deposits	$24,467.8	33.1	0.27%	$26,720.7	144.1	1.09%
Brokered certificates of deposit	118.0	3.0	5.11%	253.8	6.4	5.13%
Customer payables	4,917.3	3.6	0.15%	4,141.0	4.9	0.24%
Securities sold under agreements to repurchase	6,352.2	65.5	2.05%	6,974.8	112.5	3.21%
Federal Home Loan Bank (“FHLB”) advances and other borrowings	2,754.2	60.2	4.35%	3,910.2	84.5	4.30%
Stock loan and other	609.4	0.9	0.30%	462.1	1.4	0.60%

Total enterprise interest-bearing liabilities	39,218.9	166.3	0.84%	42,462.6	353.8	1.67%

Non-operating interest-bearing liabilities(4)	2,819.3			3,716.1

Total liabilities	42,038.2			46,178.7
Total shareholders’ equity	3,896.8			2,583.7

Total liabilities and shareholders’ equity	$45,935.0			$48,762.4

Excess of enterprise interest-earning assets over enterprise interest-bearing liabilities/Enterprise net interest income/Spread	$2,455.4	$618.9	2.93%	$2,491.7	$610.3	2.63%

Enterprise net interest margin (net yield on enterprise interest-earning assets)			2.97%			2.72%
Ratio of enterprise interest-earning assets to enterprise interest-bearing liabilities			106.26%			105.87%
Return on average:
Total assets			(0.06)%			(1.54)%
Total shareholders’ equity			(0.65)%			(29.10)%
Average equity to average total assets			8.48%			5.30%

Reconciliation from enterprise net interest income to net operating interest income (dollars in millions):

	Six Months Ended June 30,
	2010	2009
Enterprise net interest income(5)	$618.9	$610.3
Taxable equivalent interest adjustment	(0.6)	(1.5)
Customer cash held by third parties and other(6)	4.1	9.4

Net operating interest income	$622.4	$618.2

(1)	Nonaccrual loans are included in the respective average loan balances. Income on such nonaccrual loans is recognized on a cash basis.
(2)	Includes segregated cash balances.
(3)

Non-operating interest-earning assets consist of property and equipment, net, goodwill, other intangibles, net and other assets that do not generate operating interest income. Some of these assets generate corporate interest income.

(4)

Non-operating interest-bearing liabilities consist of corporate debt and other liabilities that do not generate operating interest expense. Some of these liabilities generate corporate interest expense.

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

(6)

Includes interest earned on average customer assets of $3.1 billion and $2.8 billion for the six months ended June 30, 2010 and 2009, respectively, held by parties outside E*TRADE Financial, including third party money market funds and sweep deposit accounts at unaffiliated financial institutions.

Average enterprise interest-earning assets decreased 9% to $41.0 billion and 7% to $41.7 billion for the three and six months ended June 30, 2010, respectively, compared to the same periods in 2009. This decrease was primarily a result of the decrease in our loans portfolio, available-for-sale mortgage-backed securities and cash and equivalents, partially offset by an increase in margin receivables and available-for-sale investment securities. Average loans decreased 21% to $18.8 billion and to $19.4 billion for both the three and six months ended June 30, 2010, respectively, compared to the same periods in 2009. For the foreseeable future, we plan to allow our loan portfolio to pay down. Average available-for-sale mortgage-backed securities decreased 25% to $8.8 billion and 19% to $9.3 billion for the three and six months ended June 30, 2010, respectively, compared to the same periods in 2009. This decrease was primarily due to the sale of certain agency mortgage-backed securities and collateralized mortgage obligations (“CMOs”) in the third quarter of 2009 as part of our effort to reduce our interest rate risk exposure in this portfolio. Average cash and equivalents decreased 25% to $4.3 billion and 22% to $4.2 billion for the three and six months ended June 30, 2010, respectively, compared to the same periods in 2009. These decreases were offset by an increase in average margin receivables and available-for-sale investment securities. Average margin receivables increased 62% to $4.5 billion and 54% to $4.2 billion for the three and six months ended June 30, 2010, respectively, compared to the same periods in 2009. Average available-for-sale investment securities increased $3.5 billion to $3.7 billion and $3.7 billion to $3.9 billion for the three and six months ended June 30, 2010, respectively, compared to the same periods in 2009, related to purchases of agency debentures toward the end of 2009.

Average enterprise interest-bearing liabilities decreased 10% to $38.6 billion and 8% to $39.2 billion for the three and six months ended June 30, 2010, respectively, compared to the same periods in 2009. The decrease in average enterprise interest-bearing liabilities was primarily due to a decrease in retail deposits and FHLB advances and other borrowings. Average retail deposits decreased 11% to $24.1 billion and 8% to $24.5 billion for the three and six months ended June 30, 2010, respectively, compared to the same periods in 2009. The decrease in average deposits was a result of the sale of approximately $1 billion in savings accounts to Discover Financial Services in the first quarter of 2010. Average FHLB advances and other borrowings decreased 25% to $2.7 billion and 30% to $2.8 billion for the three and six months ended June 30, 2010, respectively, compared to the same periods in 2009.

Enterprise net interest spread decreased by 2 basis points to 2.89% and increased by 30 basis points to 2.93% for the three and six months ended June 30, 2010, respectively, compared to the same periods in 2009. The increase for the six months ended June 30, 2010 was largely driven by a decrease in the yields paid on our deposits and lower wholesale borrowing costs, partially offset by a decrease in higher yielding enterprise interest-earning assets.

Commissions

Commissions revenue decreased 22% to $119.6 million and 17% to $232.8 million for the three and six months ended June 30, 2010, respectively, compared to the same periods in 2009. The main factors that affect our commissions revenue are DARTs, average commission per trade and the number of trading days during the period. Average commission per trade is impacted by different trade types (e.g. equities, options, fixed income, stock plan, exchange-traded funds, mutual funds and cross border) that can have different commission rates. Accordingly, changes in the mix of trade types will impact average commission per trade.

Our DART volume decreased 16% to 170,283 and 14% to 162,916 for the three and six months ended June 30, 2010, respectively, compared to the same periods in 2009. Option-related DARTs as a percentage of our total DARTs represented 16% and 12% of trading volume for the six months ended June 30, 2010 and 2009, respectively. Exchange-traded funds-related DARTs as a percentage of our total DARTs represented 10% and 16% of trading volume for the six months ended June 30, 2010 and 2009, respectively.

Average commission per trade decreased 2% to $11.05 and increased slightly to $11.21 for the three and six months ended June 30, 2010, respectively, compared to the same periods in 2009. The slight decrease in the average commission per trade was due primarily to the elimination of the $12.99 commission tier and the per share commission applied to market trades larger than 2,000 shares during the three months ended June 30, 2010. For the six months ended June 30, 2010, this decrease was offset by an improvement in the product and customer mix when compared to the same period in 2009.

Fees and Service Charges

Fees and service charges decreased 27% to $35.2 million and 18% to $77.4 million for the three and six months ended June 30, 2010, respectively, compared to the same periods in 2009. The decreases were primarily due to the elimination of all account activity fees, which took effect in the second quarter of 2010.

Principal Transactions

Principal transactions increased 26% to $28.7 million and 36% to $54.9 million for the three and six months ended June 30, 2010, respectively, compared to the same periods in 2009. Our principal transactions revenue is derived primarily from our market making business in which we act as a market-maker for our brokerage customers’ orders as well as orders from third party customers. The increase in principal transactions revenue was driven by an increase in the volume of orders from our third party customers.

Gains on Loans and Securities, Net

Gains on loans and securities, net were $48.9 million and $78.0 million for the three and six months ended June 30, 2010, respectively, as shown in the following table (dollars in millions):

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
			2010 vs. 2009				2010 vs. 2009
	2010	2009	Amount	%	2010	2009	Amount	%
Gains on loans, net	$7.0	$0.1	$6.9	*	$6.2	$0.1	$6.1	*

Gains on available-for-sale securities, net	42.9	71.0	(28.1)	(40)%	72.3	108.8	(36.5)	(34)%
Gains (losses) on trading securities, net	(0.4)	1.6	(2.0)	*	0.3	(0.8)	1.1	*
Hedge ineffectiveness	(0.6)	0.5	(1.1)	*	(0.8)	0.4	(1.2)	*

Gains on securities, net	41.9	73.1	(31.2)	(43)%	71.8	108.4	(36.6)	(34)%

Gains on loans and securities, net	$48.9	$73.2	$(24.3)	(33)%	$78.0	$108.5	$(30.5)	(28)%

*	Percentage not meaningful.

Net Impairment

We recognized $12.2 million and $20.8 million of net impairment during the three and six months ended June 30, 2010, respectively, on certain securities in our non-agency CMO portfolio due to continued deterioration in the expected credit performance of the underlying loans in the securities. The gross OTTI and the noncredit portion of OTTI, which was recorded through other comprehensive income (loss), are shown in the table below (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Other-than-temporary impairment (“OTTI”)	$(15.1)	$(199.8)	$(29.6)	$(218.6)
Less: noncredit portion of OTTI recognized in other comprehensive income (before tax)	2.9	170.1	8.8	170.1

Net impairment	$(12.2)	$(29.7)	$(20.8)	$(48.5)

Other Revenues

Other revenues decreased 10% to $11.8 million and increased 2% to $25.8 million for the three and six months ended June 30, 2010, respectively, compared to the same periods in 2009. The decrease for the three months ended June 30, 2010, was due to a decline in the income from the cash surrender value of our bank-owned life insurance. This decrease was more than offset for the six months ended June 30, 2010 due primarily to the gain on the sale of approximately $1 billion in savings accounts to Discover Financial Services in the first quarter of 2010.

Provision for Loan Losses

Provision for loan losses decreased 59% to $165.7 million and 49% to $433.6 million for the three and six months ended June 30, 2010, respectively, compared to the same periods in 2009. The decrease in our provision for loan losses was driven by lower levels of at-risk (30-179 days delinquent) loans in our one- to four-family and home equity loan portfolios. We believe the delinquencies in both of these portfolios were caused by several factors, including: home price depreciation in key markets; growing inventories of unsold homes; rising foreclosure rates; significant contraction in the availability of credit; and a general decline in economic growth. In addition, the combined impact of home price depreciation and the reduction of available credit made it increasingly difficult for borrowers to refinance existing loans. Although we expect these factors will cause the provision for loan losses to continue at elevated levels in future periods, the level of provision for loan losses has declined for seven consecutive quarters. While we cannot state with certainty that this trend will continue, we believe it is a positive indicator that our loan portfolio has continued to improve.

Operating Expense

The components of operating expense and the resulting variances are as follows (dollars in millions):

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
			2010 vs. 2009				2010 vs. 2009
	2010	2009	Amount	%	2010	2009	Amount	%
Compensation and benefits	$80.9	$90.0	$(9.1)	(10)%	$168.2	$174.2	$(6.0)	(3)%
Clearing and servicing	38.2	44.1	(5.9)	(13)%	77.3	86.7	(9.4)	(11)%
Advertising and market development	29.8	25.0	4.8	19%	67.9	68.6	(0.7)	(1)%
FDIC insurance premiums	19.3	42.1	(22.8)	(54)%	38.6	54.8	(16.2)	(30)%
Communications	18.4	21.0	(2.6)	(12)%	38.9	42.6	(3.7)	(9)%
Professional services	19.5	21.5	(2.0)	(9)%	39.8	41.1	(1.3)	(3)%
Occupancy and equipment	17.6	20.0	(2.4)	(12)%	35.8	39.5	(3.7)	(9)%
Depreciation and amortization	22.0	21.2	0.8	4%	42.6	41.5	1.1	3%
Amortization of other intangibles	7.1	7.4	(0.3)	(4)%	14.3	14.9	(0.6)	(4)%
Facility restructuring and other exit activities	(1.8)	4.4	(6.2)	*	1.5	4.3	(2.8)	(65)%
Other operating expenses	24.7	32.5	(7.8)	(24)%	46.1	55.0	(8.9)	(16)%

Total operating expense	$275.7	$329.2	$(53.5)	(16)%	$571.0	$623.2	$(52.2)	(8)%

*	Percentage not meaningful.

Operating expense decreased 16% to $275.7 million and 8% to $571.0 million for the three and six months ended June 30, 2010, respectively, compared to the same periods in 2009. The fluctuation was driven by a decrease in variable compensation, clearing and servicing expense and FDIC insurance premiums, compared to the same periods in 2009.

Compensation and Benefits

Compensation and benefits decreased 10% to $80.9 million and 3% to $168.2 million for the three and six months ended June 30, 2010, respectively, compared to the same periods in 2009. These decreases resulted primarily from lower variable compensation expense when compared to the same periods in 2009.

Clearing and Servicing

Clearing and servicing expense decreased 13% to $38.2 million and 11% to $77.3 million for the three and six months ended June 30, 2010, respectively, compared to the same periods in 2009. This decrease resulted primarily from lower trading volumes and lower loan balances compared to the same periods in 2009.

Advertising and Market Development

Advertising and market development expense increased 19% to $29.8 million and decreased 1% to $67.9 million for the three and six months ended June 30, 2010, respectively, compared to the same periods in 2009. These fluctuations were due largely to the timing of our advertising expenditures during the comparable periods. We expect our advertising expenditures in 2010 to be modestly higher than our advertising expenditures in 2009.

FDIC Insurance Premiums

FDIC insurance premiums decreased 54% to $19.3 million and 30% to $38.6 million for the three and six months ended June 30, 2010, respectively, compared to the same periods in 2009. The decrease was primarily due to an industry wide special assessment that resulted in an additional $21.6 million in the second quarter of 2009. There were no similar assessments made during the three and six months ended June 30, 2010.

Other Operating Expenses

Other operating expenses decreased 24% to $24.7 million and 16% to $46.1 million for the three and six months ended June 30, 2010, respectively, compared to the same periods in 2009. These decreases were due to a decrease in REO expenses as well as legal reserves during the three and six months ended June 30, 2010, respectively, compared to the same periods in 2009.

Other Income (Expense)

Other income (expense) was an expense of $40.4 million and $79.5 million for the three and six months ended June 30, 2010, respectively, compared to an expense of $98.7 million and $192.1 million for the three and six months ended June 30, 2009, respectively, as shown in the following table (dollars in millions):

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
			2010 vs. 2009				2010 vs. 2009
	2010	2009	Amount	%	2010	2009	Amount	%
Corporate interest income	$0.1	$0.2	$(0.1)	(68)%	$0.1	$0.6	$(0.5)	(87)%
Corporate interest expense	(41.2)	(86.5)	45.3	(52)%	(82.2)	(173.8)	91.6	(53)%
Gains (losses) on sales of investments, net	—	(1.6)	1.6	(100)%	0.1	(2.0)	2.1	*
Losses on early extinguishment of debt	—	(10.4)	10.4	(100)%	—	(13.3)	13.3	(100)%
Equity in income (loss) of investments and venture funds	0.7	(0.4)	1.1	*	2.5	(3.6)	6.1	*

Total other income (expense)	$(40.4)	$(98.7)	$58.3	(59)%	$(79.5)	$(192.1)	$112.6	(59)%

*	Percentage not meaningful.

Total other income (expense) for the three and six months ended June 30, 2010 primarily consisted of corporate interest expense resulting from our interest-bearing corporate debt. Corporate interest expense decreased 52% to $41.2 million and 53% to $82.2 million for the three and six months ended June 30, 2010 compared to the same periods in 2009. This was due to the reduction in interest-bearing debt in connection with our Debt Exchange in the third quarter of 2009.

Income Tax Expense (Benefit)

Income tax expense (benefit) was an expense of $17.2 million and a benefit of $0.9 million during the three and six months ended June 30, 2010, respectively compared to benefits of $68.3 million and $179.6 million for the same periods in 2009. Our effective tax rates were 32.9% and (32.3)% for the three months ended June 30, 2010 and 2009, respectively and (6.6)% and (32.3)% for the for the six months ended June 30, 2010 and 2009, respectively.

Valuation Allowance

During the six months ended June 30, 2010 we did not provide for a valuation allowance against our federal deferred tax assets. We are required to establish a valuation allowance for deferred tax assets and record a charge to income if we determine, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized. If we did conclude that a valuation allowance was required, the resulting loss would have a material adverse effect on our results of operations and financial condition.

We did not establish a valuation allowance against our federal deferred tax assets as of June 30, 2010 as we believe that it is more likely than not that all of these assets will be realized. Our evaluation focused on identifying significant, objective evidence that we will be able to realize our deferred tax assets in the future. We reviewed the estimated future taxable income for our trading and investing and balance sheet management segments separately and determined that our net operating losses since 2007 are due solely to the credit losses in our balance sheet management segment. We believe these losses were caused by the crisis in the residential real estate and credit markets which significantly impacted our asset-backed securities and home equity loan portfolios in 2007 and continued to generate credit losses in 2008, 2009 and 2010. We estimate that these credit losses will continue in future periods; however, we ceased purchasing asset-backed securities and home equity loans which we believe are the root cause of these losses. Therefore, while we do expect credit losses to continue in future periods, we do expect these amounts to decline when compared to our credit losses in the three-year period ending in 2010. Our trading and investing segment generated substantial taxable income for each of the last six years and we estimate that it will continue to generate taxable income in future periods at a level sufficient to generate taxable income for the Company as a whole. We consider this to be significant, objective evidence that we will be able to realize our deferred tax assets in the future.

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

Our analysis of the need for a valuation allowance recognizes that we are in a cumulative book taxable loss position as of the three-year period ended June 30, 2010, which is considered significant and objective evidence that we may not be able to realize some portion of our deferred tax assets in the future. However, we believe we are able to rely on our forecasts of future taxable income and overcome the uncertainty created by the cumulative loss position.

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

Tax Ownership Change

During the third quarter of 2009, we exchanged $1.7 billion principal amount of our interest-bearing debt for an equal principal amount of non-interest-bearing convertible debentures. Subsequent to the Debt Exchange, $592.3 million and $720.9 million debentures were converted into 57.2 million and 69.7 million shares of common stock during the third and fourth quarters of 2009, respectively. As a result of these conversions, we believe we experienced a tax ownership change during the third quarter of 2009.

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

In addition, we now report FDIC insurance premiums expense in our balance sheet management segment. These expenses were previously reported in our trading and investing segment. Balance sheet management paid the trading and investing segment for the use of its deposits via a deposit transfer pricing arrangement and this payment included a reimbursement for the cost associated with FDIC insurance. This change did not impact the income (loss) before income taxes of either segment as the component of the deposit transfer pricing payment for FDIC insurance premiums expense was removed.

Our segment financial information from prior periods has been reclassified in accordance with the new segment financial reporting.

Trading and Investing

The following table summarizes trading and investing financial information and key metrics as of and for the three and six months ended June 30, 2010 and 2009 (dollars in millions, except for key metrics):

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
			2010 vs. 2009				2010 vs. 2009
	2010	2009	Amount	%	2010	2009	Amount	%
Net operating interest income	$192.4	$166.9	$25.5	15%	$386.1	$316.0	$70.1	22%
Commissions	119.6	154.1	(34.5)	(22)%	232.8	279.7	(46.9)	(17)%
Fees and service charges	35.4	45.0	(9.6)	(21)%	76.7	90.1	(13.4)	(15)%
Principal transactions	28.7	22.7	6.0	26%	54.9	40.3	14.6	36%
Other revenues	9.7	9.6	0.1	1%	21.1	18.5	2.6	14%

Total net revenue	385.8	398.3	(12.5)	(3)%	771.6	744.6	27.0	4%
Total operating expense	182.5	195.0	(12.5)	(6)%	382.5	401.3	(18.8)	(5)%

Trading and investing income before income taxes	$203.3	$203.3	$0.0	0%	$389.1	$343.3	$45.8	13%

Key Metrics:(1)
DARTs	170,283	202,578	(32,295)	(16)%	162,916	189,209	(26,293)	(14)%
Average commission per trade	$11.05	$11.27	$(0.22)	(2)%	$11.21	$11.14	$0.07	1%
Margin receivables (dollars in billions)	$4.8	$3.1	$1.7	55%	$4.8	$3.1	$1.7	55%
End of period brokerage accounts	2,649,500	2,626,793	22,707	1%	2,649,500	2,626,793	22,707	1%
Net new brokerage accounts	17,523	51,598	(34,075)	*	19,421	110,987	(91,566)	*
Customer assets (dollars in billions)	$143.8	$127.5	$16.3	13%	$143.8	$127.5	$16.3	13%
Net new brokerage assets (dollars in billions)	$2.1	$2.3	$(0.2)	*	$4.3	$4.6	$(0.3)	*
Brokerage related cash (dollars in billions)	$20.7	$17.7	$3.0	17%	$20.7	$17.7	$3.0	17%

*	Percentage not meaningful.
(1)	The prior periods presented have been updated to exclude international local activity.

Our trading and investing segment generates revenue from brokerage and banking relationships with investors and from market-making activities. This segment generates five main sources of revenue: net operating interest income; commissions; fees and service charges; principal transactions; and other revenues. Other revenues include results from our employee stock option management software and services from our corporate customers, as we ultimately service customers through these corporate relationships.

Trading and investing income before income taxes remained flat at $203.3 million and increased 13% to $389.1 million for the three and six months ended June 30, 2010, respectively, compared to the same periods in 2009. We continued to generate net new brokerage accounts, ending the quarter with 2.6 million accounts. Our brokerage related cash, which is one of our most profitable sources of funding, increased by $3.0 billion when compared to the same period in 2009. We believe these metrics are indicators of a brokerage business that is able to compete effectively in a volatile environment and we believe we are positioned for continued growth in our trading and investing segment.

Trading and investing net operating interest income increased 15% to $192.4 million and 22% to $386.1 million for the three and six months ended June 30, 2010, respectively, compared to the same periods in 2009. This increase was driven primarily by a decrease in yields paid on our deposits and an increase in the average balance of our margin receivables during the comparable periods.

Trading and investing commissions revenue decreased 22% to $119.6 million and 17% to $232.8 million for the three and six months ended June 30, 2010, respectively, compared to the same periods in 2009. The decrease in commissions revenue was primarily the result of a decrease in DARTs of 16% to 170,283 and 14% to 162,916 for the three and six months ended June 30, 2010, respectively, compared to the same periods in 2009. There was also a slight decrease in the average commission per trade due primarily to the elimination of the $12.99 commission tier and the per share commission applied to market trades larger than 2,000 shares during the three months ended June 30, 2010. For the six months ended June 30, 2010, the decrease in average commission per trade was offset by an improvement in the product and customer mix when compared to the same period in 2009.

Trading and investing fees and service charges decreased 21% to $35.4 million and 15% to $76.7 million for the three and six months ended June 30, 2010, respectively, compared to the same periods in 2009. This decrease was driven primarily by our elimination of all account activity fees in the second quarter of 2010.

Trading and investing principal transactions increased 26% to $28.7 million and 36% to $54.9 million for the three and six months ended June 30, 2010, respectively, compared to the same periods in 2009. The increase in principal transactions revenue was driven by an increase in the volume of orders from our third party customers.

Trading and investing operating expense decreased 6% to $182.5 million and 5% to $382.5 million for the three and six months ended June 30, 2010, respectively, compared to the same periods in 2009. The decrease for the three and six months ended June 30, 2010 related primarily to a decrease in clearing and servicing expense and a decrease in communications expense, which were partially offset by an increase in advertising and market development expense.

As of June 30, 2010, we had approximately 2.6 million brokerage accounts, 1.0 million stock plan accounts and 0.6 million banking accounts. For the three months ended June 30, 2010 and 2009, our brokerage products contributed 68% and 80%, respectively, and our banking products, which include sweep products, contributed 32% and 20%, respectively, of total trading and investing net revenue. For the six months ended June 30, 2010 and 2009, our brokerage products contributed 68% and 79%, respectively, for both periods, and our banking products contributed 32% and 21%, respectively, of total trading and investing net revenue.

Balance Sheet Management

The following table summarizes balance sheet management financial information and key metrics as of and for the three and six months ended June 30, 2010 and 2009 (dollars in millions):

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
			2010 vs. 2009				2010 vs. 2009
	2010	2009	Amount	%	2010	2009	Amount	%
Net operating interest income	$109.6	$172.6	$(63.0)	(37)%	$236.3	$302.2	$(65.9)	(22)%
Fees and service charges	(0.2)	2.9	(3.1)	*	0.8	4.6	(3.8)	(83)%
Gains on loans and securities, net	48.9	73.3	(24.4)	(33)%	78.0	108.5	(30.5)	(28)%
Net impairment	(12.2)	(29.7)	17.5	*	(20.8)	(48.5)	27.7	*
Other revenues	2.1	3.5	(1.4)	(41)%	4.7	6.8	(2.1)	(31)%

Total net revenue	148.2	222.6	(74.4)	(33)%	299.0	373.6	(74.6)	(20)%
Provision for loan losses	165.7	404.5	(238.8)	(59)%	433.6	858.5	(424.9)	(49)%
Total operating expense	53.2	79.7	(26.5)	(33)%	105.0	128.1	(23.1)	(18)%
Losses from early extinguishment of debt	—	10.4	(10.4)	(100)%	—	13.3	(13.3)	(100)%

Balance sheet management loss before income taxes	$(70.7)	$(272.0)	$201.3	(74)%	$(239.6)	$(626.3)	$386.7	(62)%

Key Metrics:
Special mention loan delinquencies	$660.3	$859.7	$(199.4)	(23)%	$660.3	$859.7	$(199.4)	(23)%
Allowance for loan losses	$1,102.9	$1,218.9	$(116.0)	(10)%	$1,102.9	$1,218.9	$(116.0)	(10)%
Allowance for loan losses as a % of gross loans receivable	6.09%	5.27%	*	0.82%	6.09%	5.27%	*	0.82%

*	Percentage not meaningful.

Our balance sheet management segment generates revenue from managing loans previously originated or purchased from third parties as well as our customer cash and deposit relationships to generate additional net operating interest income.

The balance sheet management segment reported a loss of $70.7 million and $239.6 million for the three and six months ended June 30, 2010, respectively. The losses in the segment are due primarily to the provision for loan losses of $165.7 million and $433.6 million for the three and six months ended June 30, 2010, respectively.

Gains on loans and securities, net were $48.9 million and $78.0 million for the three and six months ended June 30, 2010, respectively, compared to $73.3 million and $108.5 million for the same periods in 2009. The gains on loans and securities, net were due primarily to gains on the sales of certain agency mortgage-backed securities during the three and six months ended June 30, 2010.

We recognized $12.2 million and $20.8 million of net impairment during the three and six months ended June 30, 2010, respectively, on certain securities in our non-agency CMO portfolio due to continued deterioration in the expected credit performance of the underlying loans in the securities. The net impairment included gross OTTI of $15.1 million and $29.6 million for the three and six months ended June 30, 2010. Of the gross OTTI for the three and six months ended June 30, 2010, $2.9 million and $8.8 million, respectively, related to the noncredit portion of OTTI, which was recorded through other comprehensive income.

Provision for loan losses decreased 59% to $165.7 million and 49% to $433.6 million for the three and six months ended June 30, 2010, respectively, compared to the same periods in 2009. These decreases in the provision for loan losses were driven by lower levels of at-risk (30-170 days delinquent) loans in our one- to four-family and home equity loan portfolios.

Total balance sheet management operating expense decreased 33% to $53.2 million and 18% to $105.0 million for the three and six months ended June 30, 2010, respectively, compared to the same periods in 2009. The decrease in operating expense for the three and six months ended June 30, 2010 was due primarily to decreased FDIC insurance premiums as a result of an industry wide special assessment that resulted in an additional $21.6 million in the second quarter of 2009.

Corporate/Other

The following table summarizes corporate/other financial information for the three and six months ended June 30, 2010 and 2009 (dollars in millions):

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
			2010 vs. 2009				2010 vs. 2009
	2010	2009	Amount	%	2010	2009	Amount	%
Total net revenue	$(0.0)	$0.0	$(0.0)	*	$(0.0)	$0.1	$(0.1)	*

Compensation and benefits	19.9	26.0	(6.1)	(23)%	41.0	46.0	(5.0)	(11)%
Communications	0.5	0.4	0.1	4%	0.9	0.9	—	—
Professional services	7.0	11.8	(4.8)	(40)%	15.4	21.9	(6.5)	(30)%
Occupancy and equipment	0.7	1.4	(0.7)	(48)%	1.4	1.2	0.2	18%
Depreciation and amortization	6.4	4.8	1.6	35%	11.3	9.5	1.8	19%
Facility restructuring and other exit activities	(1.8)	4.4	(6.2)	*	1.5	4.3	(2.8)	(65)%
Other operating expenses	7.3	5.7	1.6	28%	12.1	10.1	2.0	20%

Total operating expense	40.0	54.5	(14.5)	(27)%	83.6	93.9	(10.3)	(11)%

Operating loss	(40.0)	(54.5)	14.5	(27)%	(83.6)	(93.8)	10.2	(11)%
Total other income (expense)	(40.4)	(88.3)	47.9	(54)%	(79.5)	(178.7)	99.2	(56)%

Corporate/other loss before income taxes	$(80.4)	$(142.8)	$62.4	(44)%	$(163.1)	$(272.5)	$109.4	(40)%

*	Percentage not meaningful.

Our corporate/other category includes costs that are centrally managed, technology related costs incurred to support centrally managed functions, restructuring and other exit activities, corporate debt and corporate investments.

Our corporate/other loss before income taxes were losses of $80.4 million and $163.1 million for the three and six months ended June 30, 2010, compared to losses of $142.8 million and $272.5 million, respectively, for the same periods in 2009. The losses for the three and six months ended June 30, 2010 were due to total operating expenses of $40.0 million and $83.6 million, respectively, and corporate interest expense of $41.2 million and $82.2 million, respectively resulting from our interest-bearing corporate debt. Corporate interest expense decreased 52% to $41.2 million and 53% to $82.2 million for the three and six months ended June 30, 2010 due to the reduction in interest-bearing debt in connection with our Debt Exchange in the third quarter of 2009.

BALANCE SHEET OVERVIEW

The following table sets forth the significant components of our consolidated balance sheet (dollars in millions):

			Variance
	June 30, 2010	December 31, 2009	2010 vs. 2009
			Amount	%
Assets:
Cash and equivalents	$3,093.1	$3,483.2	$(390.1)	(11)%
Cash and investments required to be segregated under federal or other regulations	145.5	1,545.3	(1,399.8)	(91)%
Securities(1)	13,736.6	13,358.0	378.6	3%
Margin receivables	4,777.7	3,827.2	950.5	25%
Loans, net	17,024.0	19,174.9	(2,150.9)	(11)%
Investment in FHLB stock	184.0	183.9	0.1	0%
Other(2)	5,386.2	5,794.0	(407.8)	(7)%

Total assets	$44,347.1	$47,366.5	$(3,019.4)	(6)%

Liabilities and shareholders’ equity:
Deposits	$23,768.4	$25,597.7	$(1,829.3)	(7)%
Wholesale borrowings(3)	9,002.0	9,188.8	(186.8)	(2)%
Customer payables	3,984.4	5,234.2	(1,249.8)	(24)%
Corporate debt	2,150.3	2,458.7	(308.4)	(13)%
Other liabilities	1,301.6	1,137.5	164.1	14%

Total liabilities	40,206.7	43,616.9	(3,410.2)	(8)%
Shareholders’ equity	4,140.4	3,749.6	390.8	10%

Total liabilities and shareholders’ equity	$44,347.1	$47,366.5	$(3,019.4)	(6)%

(1)	Includes balance sheet line items trading securities, available-for-sale mortgage-backed and investment securities and held-to-maturity securities.
(2)	Includes balance sheet line items property and equipment, net, goodwill, other intangibles, net and other assets.
(3)	Includes balance sheet line items securities sold under agreements to repurchase and FHLB advances and other borrowings.

Cash and Investments Required to be Segregated Under Federal or Other Regulations

The level of cash and investments required to be segregated under federal or other regulations, or segregated cash, is driven largely by the amount of customer payables we hold as a liability in excess of the amount of margin receivables we hold as an asset. This difference represents excess customer cash that we are required by our regulators to segregate in a cash account for the exclusive benefit of our brokerage customers.

Segregated cash declined by $1.4 billion during the first half of 2010. This decline was driven by both an increase in margin receivables and a decrease in customer payables. The increase in margin receivables of $950 million was due to organic growth during the first half of 2010. The decrease in our customer payables was primarily a result of the movement of $819 million in customer payables to sweep deposits during the second quarter of 2010.

Securities

Trading, available-for-sale and held-to-maturity securities are summarized as follows (dollars in millions):

			Variance
	June 30, 2010	December 31, 2009	2010 vs. 2009
			Amount	%
Trading securities	$49.2	$38.3	$10.9	29%

Available-for-sale securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$8,932.2	$8,966.9	$(34.7)	(0)%
Non-agency CMOs and other	389.8	375.1	14.7	4%

Total residential mortgage-backed securities	9,322.0	9,342.0	(20.0)	(0)%
Investment securities	3,583.9	3,977.7	(393.8)	(10)%

Total available-for-sale securities	$12,905.9	$13,319.7	$(413.8)	(3)%

Held-to-maturity securities:	$781.5	$—	$781.5	*

Total securities	$13,736.6	$13,358.0	$378.6	3%

*	Percentage not meaningful.

Securities represented 31% and 28% of total assets at June 30, 2010 and December 31, 2009, respectively. The increase in securities was due primarily to the purchase of $781.5 million agency mortgage-backed securities and CMOs classified as held-to-maturity securities. The increase in held-to-maturity securities was partially offset by a decrease in available-for-sale investment securities related to the sale of U.S. Treasury securities and agency debentures. We have classified these securities as held-to-maturity to better match the investment of our sweep deposits.

Loans, Net

Loans, net are summarized as follows (dollars in millions):

			Variance
	June 30, 2010	December 31, 2009	2010 vs. 2009
			Amount	%
Loans held-for-sale	$3.4	$7.9	$(4.5)	(57)%
One- to four-family	9,233.6	10,567.1	(1,333.5)	(13)%
Home equity	7,084.8	7,769.7	(684.9)	(9)%
Consumer and other	1,656.4	1,841.3	(184.9)	(10)%
Unamortized premiums, net	148.7	171.6	(22.9)	(13)%
Allowance for loan losses	(1,102.9)	(1,182.7)	79.8	(7)%

Total loans, net	$17,024.0	$19,174.9	$(2,150.9)	(11)%

Loans, net decreased 11% to $17.0 billion at June 30, 2010 from $19.2 billion at December 31, 2009. This decline was due primarily to our strategy of reducing balance sheet risk by allowing our loan portfolio to pay down, which we plan to do for the foreseeable future. In addition, during the second quarter of 2010, we securitized or sold approximately $232 million of our one- to four-family loans through transactions with Fannie Mae, which resulted in a gain of $6.5 million. For the foreseeable future, we do not plan to securitize or sell any of our remaining one- to four-family loans in our held-for-investment portfolio.

Deposits

Deposits are summarized as follows (dollars in millions):

			Variance
	June 30, 2010	December 31, 2009	2010 vs. 2009
			Amount	%
Sweep deposit accounts	$13,788.4	$12,551.5	$1,236.9	10%
Complete savings accounts	7,222.9	9,704.0	(2,481.1)	(26)%
Other money market and savings accounts	1,092.8	1,183.4	(90.6)	(8)%
Certificates of deposits	786.9	1,215.8	(428.9)	(35)%
Checking accounts	762.0	813.7	(51.7)	(6)%
Brokered certificates of deposit	115.4	129.3	(13.9)	(11)%

Total deposits	$23,768.4	$25,597.7	$(1,829.3)	(7)%

Deposits represented 59% of total liabilities at both June 30, 2010 and December 31, 2009. At June 30, 2010, 95% of our customer deposits were covered by FDIC insurance. Deposits generally provide us the benefit of lower interest costs compared with wholesale funding alternatives. The decrease in deposits of $1.8 billion during the quarter was due primarily to a decrease of $2.5 billion in complete savings accounts, partially offset by an increase of $1.2 billion in sweep deposit accounts. The decrease in complete savings accounts included the impact of the sale of approximately $1 billion of savings accounts to Discover Financial Services, which occurred in March 2010. The savings accounts sold were predominantly with customers not affiliated with an active brokerage account. The increase in sweep deposit accounts was driven primarily by the movement of $819 million in customer payables to sweep deposits during the second quarter of 2010.

The deposits balance is a component of the total customer cash and deposits balance reported as a customer activity metric of $30.6 billion and $33.8 billion at June 30, 2010 and December 31, 2009, respectively. The total customer cash and deposits balance is summarized as follows (dollars in millions):

			Variance
	June 30, 2010	December 31, 2009	2010 vs. 2009
			Amount	%
Deposits	$23,768.4	$25,597.7	$(1,829.3)	(7)%
Less: brokered certificates of deposit	(115.4)	(129.3)	13.9	(11)%

Retail deposits	23,653.0	25,468.4	(1,815.4)	(7)%
Customer payables	3,984.4	5,234.2	(1,249.8)	(24)%
Customer cash balances held by third parties and other	2,967.3	3,132.8	(165.5)	(5)%

Total customer cash and deposits	$30,604.7	$33,835.4	$(3,230.7)	(10)%

Wholesale Borrowings

Wholesale borrowings, which consist of securities sold under agreements to repurchase and FHLB advances and other borrowings are summarized as follows (dollars in millions):

			Variance
	June 30, 2010	December 31, 2009	2010 vs. 2009
			Amount	%
Securities sold under agreements to repurchase	$6,251.2	$6,441.9	$(190.7)	(3)%

FHLB advances	$2,303.6	$2,303.6	$—	0%
Subordinated debentures	427.5	427.4	0.1	0%
Other	19.7	15.9	3.8	24%

Total FHLB advances and other borrowings	$2,750.8	$2,746.9	$3.9	0%

Total wholesale borrowings	$9,002.0	$9,188.8	$(186.8)	(2)%

Wholesale borrowings represented 22% and 21% of total liabilities at June 30, 2010 and December 31, 2009, respectively. FHLB advances coupled with securities sold under agreements to repurchase are the primary wholesale funding sources of the Bank. As a result, we expect these balances to fluctuate over time as our deposits and our interest-earning assets fluctuate.

Corporate Debt

Corporate debt by type is shown as follows (dollars in millions):

	Face Value	Discount	Fair Value Adjustment	Net
June 30, 2010
Interest-bearing notes:
Senior notes:
8% Notes, due 2011	$3.6	$—	$—	$3.6
7 3/8 % Notes, due 2013	414.7	(3.0)	19.2	430.9
7 7/8 % Notes, due 2015	243.2	(1.6)	10.2	251.8

Total senior notes	661.5	(4.6)	29.4	686.3
12 1/2 % Springing lien notes, due 2017	930.2	(183.9)	7.8	754.1

Total interest-bearing notes	1,591.7	(188.5)	37.2	1,440.4
Non-interest-bearing debt:
0% Convertible debentures, due 2019	709.9	—	—	709.9

Total corporate debt	$2,301.6	$(188.5)	$37.2	$2,150.3

	Face Value	Discount	Fair Value Adjustment	Net
December 31, 2009
Interest-bearing notes:
Senior notes:
8% Notes, due 2011	$3.6	$—	$—	$3.6
7 3/8 % Notes, due 2013	414.7	(3.4)	21.5	432.8
7 7/8 % Notes, due 2015	243.2	(1.8)	11.2	252.6

Total senior notes	661.5	(5.2)	32.7	689.0
12 1/2 % Springing lien notes, due 2017	930.2	(189.8)	8.4	748.8

Total interest-bearing notes	1,591.7	(195.0)	41.1	1,437.8
Non-interest-bearing debt:
0% Convertible debentures, due 2019	1,020.9	—	—	1,020.9

Total corporate debt	$2,612.6	$(195.0)	$41.1	$2,458.7

As of August 2, 2010, a cumulative total of $1.0 billion of our convertible debentures were converted, including $250.2 million in the second quarter of 2010 and $5.0 million during the third quarter of 2010 through August 2, 2010. Our total common shares outstanding were 221 million and the remaining face value of the convertible debt was approximately $705 million as of August 2, 2010.

Shareholders’ Equity

The activity in shareholders’ equity during the six months ended June 30, 2010 is summarized as follows (dollars in millions):

	Common Stock/ Additional Paid-In Capital	Accumulated Deficit/Other Comprehensive Loss	Total

Beginning balance, December 31, 2009	$6,277.1	$(2,527.5)	$3,749.6
Net loss	—	(12.8)	(12.8)
Conversions of convertible debentures	311.0	—	311.0
Claims settlement under Section 16(b)	35.0	—	35.0
Net change from available-for-sale securities	—	146.7	146.7
Net change from cash flow hedging instruments	—	(87.3)	(87.3)
Other(1)	6.4	(8.2)	(1.8)

Ending balance, June 30, 2010	$6,629.5	$(2,489.1)	$4,140.4

(1)	Other includes employee stock compensation accounting and changes in accumulated other comprehensive loss from foreign currency translation.

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

In the second quarter of 2010, the stockholders approved a 1-for-10 reverse stock split and a corresponding decrease to the Company’s authorized shares of common stock to a total of 400 million shares. The reverse stock split became effective in early June 2010. All prior periods presented have been adjusted to reflect the reverse stock split.

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

Capital is generated primarily through our business operations and our capital market activities. Our trading and investing segment has been profitable and a generator of capital for the past six years and we expect that trend to continue. In recent periods, our provision for loan losses, which is reported in the balance sheet management segment, has more than offset the capital generated by both of our segments in recent periods. While we cannot state this with certainty, we believe that this trend will reverse in the foreseeable future and our business operations will again be a consistent generator of capital. The primary business operations of both our trading and investing and balance sheet management segments are contained within the Bank; therefore, we believe a key indicator of the capital generated or used in our business operations is the level of regulatory capital in the Bank. During the first half of 2010, the Bank generated an additional $109 million of risk-based capital in excess of the level our regulators define as well-capitalized. While we do not expect the Bank to generate risk-based capital in every quarter, we believe this is a positive indicator that the regulatory capital in the Bank is sufficient to meet its operating needs.

Financial Regulatory Reform Legislation

The Dodd-Frank Wall Street Reform and Consumer Protection Act was signed into law on July 21, 2010 and includes comprehensive changes to the financial services industry. While we believe the majority of the changes will have no material impact on our business, the implementation of holding company capital requirements is relevant to us as the parent company is not currently subject to capital requirements. We fully expect that our holding company capital ratios will exceed the “well capitalized” minimums well in advance of the requirements and we have no plans to raise additional capital as a result of this new law. Our confidence in our ability to meet these requirements is reinforced by: our trajectory toward sustainable profitability; anticipated additional conversions of our convertible debt; and the utilization of our deferred tax asset as we deliver profitable results.

Consolidated Cash and Equivalents

The consolidated cash and equivalents balance decreased by $0.4 billion to $3.1 billion for the six months ended June 30, 2010. The majority of this balance is cash held in regulated subsidiaries, primarily the Bank, outlined as follows (dollars in millions):

	June 30, 2010	December 31, 2009	Variance
			2010 vs. 2009
Corporate cash	$481.1	$393.2	$87.9
Bank cash	2,545.7	2,863.2	(317.5)
International brokerage and other cash	66.3	275.8	(209.5)
Less:
Cash reported in other assets(1)	—	(49.0)	49.0

Total consolidated cash	$3,093.1	$3,483.2	$(390.1)

(1)

Cash reported in other assets consisted of cash that we invested in The Reserve Primary Fund and was included as a receivable in the other assets line item. In the first quarter of 2010, we received a distribution from The Reserve Primary Fund in an amount that was greater than what we originally estimated we would receive and had established as a receivable.

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

Cash and Equivalents Held in the Reserve Fund

On January 29, 2010, we received a distribution from The Reserve Primary Fund in the amount of $49.8 million. This distribution resulted in a gain of $0.8 million in the first quarter of 2010 as the pro-rata distribution was greater than what we originally estimated we would receive. This gain was recorded in the gains on loans and securities, net and gains (losses) on sales of investments, net on the consolidated statement of income (loss). On July 17, 2010, we received another distribution from The Reserve Primary Fund in the amount of $3.1 million, which will be recorded as a gain in the third quarter of 2010. Following this distribution, the remaining balance due to us from the fund is $7.3 million. Given the losses incurred by the fund and the fund’s plan for distribution, we are uncertain of the amount of this remaining balance, if any, that we will receive in future distributions. If we do receive any additional distributions, they will be recorded as a gain as we fully reserved the remaining amounts due from the fund in prior periods.

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

We maintain capital in excess of regulatory minimums at our regulated subsidiaries, the most significant of which is E*TRADE Bank. As of June 30, 2010, we held $1.0 billion of risk-based total capital at E*TRADE Bank in excess of the regulatory minimum level required to be considered “well capitalized.” In the current credit environment, we plan to maintain excess risk-based total capital at E*TRADE Bank in order to enhance our ability to absorb credit losses while still maintaining “well capitalized” status. However, events beyond management’s control, such as a continued deterioration in residential real estate and credit markets, could adversely affect future earnings and E*TRADE Bank’s ability to meet its future capital requirements.

The Company’s broker-dealer subsidiaries are subject to capital requirements determined by their respective regulators. At June 30, 2010 and December 31, 2009, all of our brokerage subsidiaries met their minimum net capital requirements. Our broker-dealer subsidiaries had excess net capital of $593.9 million(1) at June 30, 2010, an increase of $35.6 million from December 31, 2009. While we cannot assure that we would obtain regulatory approval in the future to withdraw any of this excess net capital, $431.8 million is available for dividend while still maintaining a capital level above regulatory “early warning” guidelines.

Other Sources of Liquidity

We also maintain $375 million in uncommitted financing to meet margin lending needs. At June 30, 2010, there were no outstanding balances and the full $375 million was available.

We rely on borrowed funds, such as FHLB advances and securities sold under agreements to repurchase, to provide liquidity for the Bank. Our ability to borrow these funds is dependent upon the continued availability of funding in the wholesale borrowings market. At June 30, 2010, the Bank had approximately $4.2 billion in

(1)	The excess net capital of the broker-dealer subsidiaries at June 30, 2010 included $394.9 million and $127.8 million of excess net capital at E*TRADE Clearing LLC and E*TRADE Securities LLC, respectively, which are subsidiaries of E*TRADE Bank and are also included in the excess risk-based capital of E*TRADE Bank.

additional collateralized borrowing capacity with the FHLB. We also have the ability to generate liquidity in the form of additional deposits by raising the yield on our customer deposit accounts.

We had the option to make the interest payments on our 12 1/2% Notes in the form of either cash or additional 12 1/2% Notes through May 2010. During the second quarter of 2008, we elected to make our first interest payment of approximately $121 million in cash. During 2008 and 2009, we elected to make our second, third and fourth interest payments of $121 million, $129 million and $55 million, respectively, in the form of additional 12 1/2% Notes. Our fifth interest payment, which was due in the second quarter of 2010, was the last payment for which we had the option to pay in the form of either cash or additional 12 1/2% Notes and we elected to make this interest payment in the form of cash. We are required to pay the November 2010 payment and all remaining interest payments in cash. Based on the balance of the 12 1/2% Notes as of June 30, 2010, the interest payments are approximately $116 million per annum.

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

Tangible Common Equity

We believe that tangible common equity to tangible assets ratio is a measure of our capital strength and is additional useful information that supplements the regulatory capital ratios of E*TRADE Bank. The following table shows the calculation of our tangible common equity to tangible assets ratio (dollars in millions):

	June 30, 2010	December 31, 2009	Variance
			2010 vs. 2009
Total assets	$44,347.1	$47,366.5	(6)%
Less: Goodwill and other intangibles, net	(2,270.9)	(2,308.7)	(2)%
Add: Deferred tax liability related to goodwill	199.4	176.9	13%

Tangible assets(1)	$42,275.6	$45,234.7	(7)%

Shareholders’ equity	$4,140.4	$3,749.6	10%
Less: Goodwill and other intangibles, net	(2,270.9)	(2,308.7)	(2)%
Add: Deferred tax liability related to goodwill	199.4	176.9	13%

Tangible common equity(2)	$2,068.9	$1,617.8	28%

Tangible common equity to tangible assets(3)	4.89%	3.58%	1.31%

(1)	Tangible assets is calculated as total assets less goodwill (net of related deferred tax liability) and other intangible assets and is a non-GAAP measure.
(2)	Tangible common equity is calculated as shareholders’ equity less goodwill (net of related deferred tax liability) and other intangible assets and is a non-GAAP measure.
(3)	Tangible common equity to tangible assets is a non-GAAP measure, the components of which are defined above.

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

For additional information on liquidity risk, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources. For additional information about our interest rate risk, see Item 3. Quantitative and Qualitative Disclosures about Market Risk. Operational risk and the management of risk are more fully described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Current Report on Form 8-K filed on May 5, 2010. We are also subject to other risks that could impact our business, financial condition, results of operations or cash flows in future periods. See Part II-Item 1A. Risk Factors.

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

Loss Mitigation

We have a credit management team that focuses on the mitigation of potential losses in the loan portfolio. Through a variety of strategies, including voluntary line closures, automatically freezing lines on all delinquent accounts, and freezing lines on loans with materially reduced home equity, we have reduced our exposure to open home equity lines from a high of over $7 billion in 2007 to $0.7 billion as of June 30, 2010.

We also have an active loan modification program that focuses on the mitigation of potential losses in the loan portfolio. We consider modifications in which we made an economic concession to a borrower experiencing financial difficulty a troubled debt restructuring (“TDR”). During the three and six months ended June 30, 2010, we modified $206.9 million and $380.9 million, respectively, of loans in which the modification was considered a TDR. We also modified a number of loans through traditional collections actions taken in the normal course of servicing delinquent accounts. These actions typically result in an insignificant delay in the timing of payments; therefore, the Company does not consider such activities to be economic concessions to the borrowers.

The team has several other initiatives either in progress or in development which are focused on mitigating losses in our loan portfolio. Those initiatives include improving collection efforts and practices of our servicers as well as increasing our loss recovery efforts to minimize the level of loss on a loan that goes to charge-off.

In addition, we continue to review our mortgage loan portfolio in order to identify loans to be repurchased by the originator. Our review is primarily focused on identifying loans with violations of transaction representations and warranties or material misrepresentation on the part of the seller. Any loans identified with these deficiencies are submitted to the original seller for repurchase. Approximately $16.1 million and $74.4 million of loans were repurchased by the original sellers for the six months ended June 30, 2010 and the year ended December 31, 2009, respectively.

In addition to the loans that were repurchased during the second quarter of 2010, we also agreed to a settlement with a particular originator specific to the home equity loans sold to us by this originator. They proposed a one-time payment to us of $20 million to satisfy in full all pending and future repurchase requests. We accepted this offer as we believe the economics of this settlement were to our advantage. This payment will be applied to the allowance for loan losses in the periods we expect charge-offs to occur on the loans covered by this settlement. During the second quarter of 2010, we applied $15 million of the settlement to the allowance for loan losses, resulting in a corresponding reduction to our net charge-offs as well as our provision for loan losses. We expect the remaining $5 million to be applied to the allowance for loan losses in the second half of 2010.

Underwriting Standards—Originated Loans

We provide access to real estate loans for our customers through a third party company. This product is being offered as a convenience to our customers and is not one of our primary product offerings. We structured this arrangement to minimize our assumption of any of the typical risks commonly associated with mortgage lending. The third party company providing this product performs all processing and underwriting of these loans. Shortly after closing, the third party company purchases the loans from us and is responsible for the credit risk associated with these loans. We originated $33.1 million and $61.8 million in loans during the three and six months ended June 30, 2010 and we had commitments to originate mortgage loans of $46.1 million at June 30, 2010.

CONCENTRATIONS OF CREDIT RISK

Loans

We track and review many factors to predict and monitor credit risk in our loan portfolio, which is primarily made up of loans secured by residential real estate. These factors, which are documented at the time of origination, include: borrowers’ debt-to-income ratio, borrowers’ credit scores, housing prices, documentation type, occupancy type and loan type. We also review estimated current loan-to-value (“LTV”) ratios when monitoring credit risk in our loan portfolios. In economic conditions in which housing prices generally appreciate, we believe that loan type, LTV ratios and credit scores are the key factors in determining future loan performance. In a housing market with declining home prices and less credit available for refinance, we believe the LTV ratio becomes a more important factor in predicting and monitoring credit risk.

We believe certain categories of loans inherently have a higher level of credit risk due to characteristics of the borrower and/or features of the loan. Two of these categories are sub-prime and option adjustable rate mortgage (“ARM”) loans. As a general matter, we did not originate or purchase these loans to hold on our balance sheet; however, in the normal course of purchasing large pools of real estate loans, we invariably ended up acquiring a de minimis amount of sub-prime loans. As of June 30, 2010, we held no option ARM loans.

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

The breakdowns by current LTV/CLTV and FICO score of our two main loan portfolios, one-to four-family and home equity, are as follows (dollars in millions):

	One- to Four-Family		Home Equity
Current LTV/CLTV(1)	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009
<=70%	$1,644.2	$2,095.3	$1,246.0	$1,379.6
70% - 80%	1,023.4	1,148.2	475.0	507.6
80% - 90%	1,322.5	1,464.2	646.1	705.6
90% - 100%	1,353.3	1,500.9	827.5	885.9
>100%	3,890.2	4,358.5	3,890.2	4,291.0

Total	$9,233.6	$10,567.1	$7,084.8	$7,769.7

Average estimated current LTV/CLTV(2)	98.8%	97.3%	106.0%	106.0%
Average LTV/CLTV at loan origination(3)	70.5%	70.1%	79.3%	79.5%

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

(2)	The average estimated current LTV ratio reflects the outstanding balance at the balance sheet date, divided by the estimated current property value.
(3)	Average LTV/CLTV at loan origination calculations are based on LTV/CLTV at time of purchase for one- to four-family purchased loans and undrawn balances for home equity loans.

	One- to Four-Family		Home Equity
Current FICO(1)	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009
>=720	$5,228.5	$6,313.2	$3,731.7	$4,154.4
719 - 700	721.7	870.1	631.0	782.6
699 - 680	599.5	698.0	499.2	622.9
679 - 660	446.4	492.8	398.0	472.6
659 - 620	675.8	647.9	544.0	584.8
<620	1,561.7	1,545.1	1,280.9	1,152.4

Total	$9,233.6	$10,567.1	$7,084.8	$7,769.7

(1)

FICO scores are updated on a quarterly basis; however, as of June 30, 2010 and December 31, 2009, there were some loans for which the updated FICO scores were not available. The current FICO distribution as of June 30, 2010 included original FICO scores for approximately $248 million and $322 million of one- to four-family and home equity loans, respectively. The current FICO distribution as of December 31, 2009 included original FICO scores for approximately $365 million and $847 million of one- to four-family and home equity loans, respectively.

(1)	Approximately 13% of the home equity portfolio was in the first lien position as of June 30, 2010.

In addition to the factors described above, we monitor credit trends in loans by acquisition channel, vintage and geographic location, which are summarized below as of June 30, 2010 and December 31, 2009 (dollars in millions):

	One- to Four-Family		Home Equity
Acquisition Channel	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009
Purchased from a third party	$7,549.1	$8,660.2	$6,194.7	$6,803.9
Originated by the Company	1,684.5	1,906.9	890.1	965.8

Total real estate loans	$9,233.6	$10,567.1	$7,084.8	$7,769.7

	One- to Four-Family		Home Equity
Vintage Year	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009
2003 and prior	$340.5	$438.4	$451.5	$550.1
2004	830.6	1,034.9	650.3	715.4
2005	1,960.1	2,219.1	1,771.3	1,898.5
2006	3,509.2	3,944.2	3,312.3	3,626.4
2007	2,572.0	2,904.2	885.5	963.8
2008	21.2	26.3	13.9	15.5

Total real estate loans	$9,233.6	$10,567.1	$7,084.8	$7,769.7

	One- to Four-Family		Home Equity
Geographic Location	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009
California	$4,240.3	$4,829.6	$2,249.9	$2,472.8
New York	699.1	800.9	503.3	533.8
Florida	633.4	717.8	497.5	561.9
Virginia	383.0	438.6	304.1	327.9
Other states	3,277.8	3,780.2	3,530.0	3,873.3

Total real estate loans	$9,233.6	$10,567.1	$7,084.8	$7,769.7

Approximately 40% of the Company’s real estate loans were concentrated in California at both June 30, 2010 and December 31, 2009. No other state had concentrations of real estate loans that represented 10% or more of the Company’s real estate portfolio.

Allowance for Loan Losses

The allowance for loan losses is management’s estimate of credit losses inherent in our loan portfolio as of the balance sheet date. The estimate of the allowance for loan losses is based on a variety of quantitative and qualitative factors, including the composition and quality of the portfolio; delinquency levels and trends; current and historical charge-off and loss experience; current industry charge-off and loss experience; our historical loss mitigation experience; the condition of the real estate market and geographic concentrations within the loan portfolio; the interest rate climate; the overall availability of housing credit; and general economic conditions. The allowance for loan losses is typically equal to management’s estimate of loan charge-offs in the twelve months following the balance sheet date as well as the estimated charge-offs, including economic concessions to borrowers, over the estimated remaining life of loans modified in TDRs. Determining the adequacy of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain. Subsequent evaluations of the loan portfolio, in light of the factors then prevailing, may result in significant changes in the allowance for loan losses in future periods. We believe our allowance for loan losses at June 30, 2010 is representative of probable losses inherent in the loan portfolio at the balance sheet date.

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

The following table presents the allowance for loan losses by major loan category (dollars in millions):

	One- to Four-Family		Home Equity		Consumer and Other		Total
	Allowance	Allowance as a % of Loans Receivable(1)	Allowance	Allowance as a % of Loans Receivable(1)	Allowance	Allowance as a % of Loans Receivable(1)	Allowance	Allowance as a % of Loans Receivable(1)
June 30, 2010	$433.6	4.68%	$602.9	8.40%	$66.4	3.96%	$1,102.9	6.09%
December 31, 2009	$489.9	4.62%	$620.0	7.87%	$72.8	3.90%	$1,182.7	5.81%

(1)	Allowance as a percentage of loans receivable is calculated based on the gross loans receivable for each respective category.

During the six months ended June 30, 2010, the allowance for loan losses decreased by $79.8 million from the level at December 31, 2009. This decrease was driven primarily by lower levels of at-risk (30-179 days delinquent) loans in our one- to four-family and home equity loan portfolios. We believe the delinquencies in both of these portfolios was caused by several factors, including: home price depreciation in key markets; growing inventories of unsold homes; rising foreclosure rates; sustained contraction in the availability of credit; and a general decline in economic growth. In addition, the combined impact of home price depreciation and the reduction of available credit made it increasingly difficult for borrowers to refinance existing loans. Although we expect these factors will cause the provision for loan losses to continue at elevated levels in future periods, the level of provision for loan losses has declined for seven consecutive quarters. While we cannot state with certainty that this trend will continue, we believe it is a positive indicator that our loan portfolio has continued to improve.

Troubled Debt Restructurings

Included in our allowance for loan losses was a specific allowance of $305.2 million and $193.6 million that was established for TDRs at June 30, 2010 and December 31, 2009, respectively. The specific allowance for these individually impaired loans represents the expected loss, including the economic concession to the borrower, over the remaining life of the loan. The following table shows the TDRs and specific valuation allowance by loan portfolio as of June 30, 2010 and December 31, 2009 (dollars in millions):

	Recorded Investment in TDRs	Specific Valuation Allowance	Specific Valuation Allowance as a % of TDR Loans	Total Expected Losses
June 30, 2010
One- to four-family	$395.3	$67.0	17%	27%
Home equity	477.6	238.2	50%	54%

Total	$872.9	$305.2	35%	41%

December 31, 2009
One- to four-family	$207.6	$26.9	13%	21%
Home equity	371.3	166.7	45%	48%

Total	$578.9	$193.6	33%	38%

The recorded investment in TDRs includes the charge-offs related to certain loans that were written down to the estimated current property value less costs to sell. These charge-offs were recorded primarily on loans that were delinquent in excess of 180 days prior to the loan modification. The total expected loss on TDRs includes both the previously recorded charge-offs and the specific valuation allowance.

The following table shows the TDRs by delinquency category as of June 30, 2010 and December 31, 2009 (dollars in millions):

	TDRs Current	TDRs 30-89 Days Delinquent	TDRs 90-179 Days Delinquent	TDRs 180+ Days Delinquent	Total Recorded Investment in TDRs
June 30, 2010
One- to four-family	$290.5	$41.6	$20.7	$42.5	$395.3
Home equity	381.3	56.2	37.5	2.6	477.6

Total	$671.8	$97.8	$58.2	$45.1	$872.9

December 31, 2009
One- to four-family	$128.5	$34.6	$26.5	$18.0	$207.6
Home equity	304.1	41.5	25.7	—	371.3

Total	$432.6	$76.1	$52.2	$18.0	$578.9

Net Charge-offs

The following table provides an analysis of the net charge-offs for the three and six months ended June 30, 2010 and 2009 (dollars in millions):

	Charge-offs	Recoveries	Net Charge-offs	% of Average Loans (Annualized)
Three Months Ended June 30, 2010
One- to four-family	$(69.6)	$—	$(69.6)	2.95%
Home equity	(150.7)	7.5	(143.2)	7.64%
Consumer and other	(19.6)	7.3	(12.3)	2.83%

Total	$(239.9)	$14.8	$(225.1)	4.82%

Three Months Ended June 30, 2009
One- to four-family	$(77.1)	$—	$(77.1)	2.53%
Home equity	(290.0)	3.3	(286.7)	12.04%
Consumer and other	(31.5)	8.9	(22.6)	4.20%

Total	$(398.6)	$12.2	$(386.4)	6.47%

Six Months Ended June 30, 2010
One- to four-family	$(172.2)	$—	$(172.2)	3.50%
Home equity	(327.4)	14.0	(313.4)	8.18%
Consumer and other	(42.7)	14.9	(27.8)	3.12%

Total	$(542.3)	$28.9	$(513.4)	5.32%

Six Months Ended June 30, 2009
One- to four-family	$(144.1)	$—	$(144.1)	2.31%
Home equity	(537.8)	5.8	(532.0)	10.88%
Consumer and other	(59.7)	15.6	(44.1)	3.98%

Total	$(741.6)	$21.4	$(720.2)	5.88%

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

Net charge-offs for the three and six months ended June 30, 2010 compared to the same periods in 2009 decreased by $161.3 million and $206.8 million, respectively. Net charge-offs declined for the fourth consecutive quarter and are now 42% below their peak of $386.4 million in the second quarter of 2009. The overall decrease was due primarily to lower net charge-offs on our home equity loans. We believe net charge-offs will decline in future periods when compared to the level of charge-offs in the three months ended June 30, 2010 as a result of our decline in special mention delinquencies, which is discussed below. The following graph illustrates the net charge-offs by quarter:

Nonperforming Assets

We classify loans as nonperforming when they are 90 days past due. The following table shows the comparative data for nonperforming loans and assets (dollars in millions):

	June 30, 2010	December 31, 2009
One- to four-family	$1,171.8	$1,229.7
Home equity	212.5	250.6
Consumer and other	5.5	6.7

Total nonperforming loans	1,389.8	1,487.0
Real estate owned (“REO”) and other repossessed assets, net	121.4	115.7

Total nonperforming assets, net	$1,511.2	$1,602.7

Nonperforming loans receivable as a percentage of gross loans receivable	7.67%	7.31%
One- to four-family allowance for loan losses as a percentage of one- to four-family nonperforming loans	37.01%	39.84%
Home equity allowance for loan losses as a percentage of home equity nonperforming loans	283.74%	247.46%
Consumer and other allowance for loan losses as a percentage of consumer and other nonperforming loans	1195.86%	1082.29%
Total allowance for loan losses as a percentage of total nonperforming loans	79.36%	79.54%

During the six months ended June 30, 2010, our nonperforming assets, net decreased $91.5 million to $1.5 billion when compared to December 31, 2009. This was attributed primarily to a decrease in nonperforming one- to four-family loans of $57.9 million and home equity loans of $38.1 million for the six months ended June 30, 2010 when compared to December 31, 2009.

The following graph illustrates the nonperforming loans by quarter:

The allowance as a percentage of total nonperforming loans receivable, net decreased slightly from 79.54% at December 31, 2009 to 79.36% at June 30, 2010. This slight decrease was driven by a decrease in both our one- to four-family and home equity allowance, which was mostly offset by a decrease in both our one-to four-family and home equity nonperforming loans. The balance of nonperforming loans includes loans delinquent 90 to 179 days as well as loans delinquent 180 days and greater. We believe the distinction between these two periods is important as loans delinquent 180 days and greater have been written down to their expected recovery value, whereas loans delinquent 90 to 179 days have not (unless they are in process of bankruptcy). We believe loans delinquent 90 to 179 days is an important measure because these loans are expected to drive the vast majority of future charge-offs. Additional charge-offs on loans delinquent 180 days are possible if home prices decline beyond our current expectations, but we do not anticipate these charge-offs to be significant, particularly when compared to the expected charge-offs on loans delinquent 90 to 179 days. We expect the balances of one- to four-family loans delinquent 180 days and greater to remain at historically high levels in the future due to the extensive amount of time it takes to foreclose on a property in the current real estate market.

The following table shows the comparative data for loans delinquent 90 to 179 days (dollars in millions):

	June 30, 2010	December 31, 2009
One- to four-family	$290.5	$386.8
Home equity	154.4	194.6
Consumer and other loans	4.9	6.1

Total loans delinquent 90-179 days	$449.8	$587.5

Loans delinquent 90-179 days as a percentage of gross loans receivable	2.48%	2.89%

The following graph shows the loans delinquent 90 to 179 days for each of our major loan categories:

In addition to nonperforming assets, we monitor loans where a borrower’s past credit history casts doubt on their ability to repay a loan (“special mention” loans). We classify loans as special mention when they are between 30 and 89 days past due. The following table shows the comparative data for special mention loans (dollars in millions):

	June 30, 2010	December 31, 2009
One- to four-family	$437.6	$527.9
Home equity	197.2	246.2
Consumer and other loans	25.5	30.4

Total special mention loans	$660.3	$804.5

Special mention loans receivable as a percentage of gross loans receivable	3.64%	3.95%

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

During the six months ended June 30, 2010, special mention loans decreased by $144.2 million to $660.3 million and are down 36% from their peak of $1.0 billion in the fourth quarter of 2008. This decrease was largely due to a decrease in both one- to four-family and home equity special mention loans. The decrease in special mention loans includes the impact of our loan modification programs in which borrowers who were 30 to 89 days past due were made current(1). While our level of special mention loans can fluctuate significantly in any given period, we believe the continued decrease we observed in recent quarters is an encouraging sign regarding the future credit performance of this portfolio.

(1)	Loans modified as TDRs are accounted for as nonaccrual loans at the time of modification and return to accrual status after six consecutive payments are made in accordance with the modified terms.

The following graph illustrates the special mention loans by quarter:

Securities

We focus primarily on security type and credit rating to monitor credit risk in our securities portfolios. We believe our highest concentration of credit risk within this portfolio is the non-agency CMO portfolio. The table below details the amortized cost by average credit ratings and type of asset as of June 30, 2010 and December 31, 2009 (dollars in millions):

June 30, 2010	AAA	AA	A	BBB	Below Investment Grade and Non-Rated	Total
Agency mortgage-backed securities and CMOs	$9,557.8	$—	$—	$—	$—	$9,557.8
U.S. Treasury securities and agency debentures	3,297.5	—	—	—	—	3,297.5
Non-agency CMOs and other	41.5	55.6	118.9	7.8	313.0	536.8
Municipal bonds, corporate bonds and FHLB stock	214.5	—	17.4	—	19.9	251.8
Other agency debt securities	183.0	—	—	—	—	183.0

Total	$13,294.3	$55.6	$136.3	$7.8	$332.9	$13,826.9

December 31, 2009	AAA	AA	A	BBB	Below Investment Grade and Non-Rated	Total
Agency mortgage-backed securities and CMOs	$8,946.0	$—	$—	$—	$—	$8,946.0
Agency debentures	3,928.9	—	—	—	—	3,928.9
Non-agency CMOs and other	43.6	60.2	129.6	17.2	339.6	590.2
Municipal bonds, corporate bonds and FHLB stock	214.4	9.5	7.9	—	19.9	251.7

Total	$13,132.9	$69.7	$137.5	$17.2	$359.5	$13,716.8

While the vast majority of this portfolio is AAA-rated, we concluded during the three and six months ended June 30, 2010 that approximately $172.1 million and $346.4 million of the non-agency CMOs in this portfolio were other-than-temporarily impaired, respectively. As a result of the deterioration in the expected credit performance of the underlying loans in the securities, they were written down by recording $12.2 million and $20.8 million of net impairment during the three and six months ended June 30, 2010, respectively. Further declines in the performance of our non-agency CMO portfolio could result in additional impairments in future periods.

SUMMARY OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our financial condition and results of operations requires us to make judgments and estimates that may have a significant impact upon the financial results of the Company. We believe that of our significant accounting policies, the following require estimates and assumptions that require complex, subjective judgments by management, which can materially impact reported results: allowance for loan losses; fair value measurements; classification and valuation of certain investments; accounting for derivative instruments; estimates of effective tax rates, deferred taxes and valuation allowances; valuation of goodwill and other intangibles; and valuation and expensing of share-based payments. These are more fully described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Current Report on Form 8-K filed May 5, 2010.

GLOSSARY OF TERMS

Active accounts—Accounts with a balance of $25 or more or a trade in the last six months.

Active customers—Customers that have an account with a balance of $25 or more or a trade in the last six months.

Active Trader—The customer group that includes those who execute 30 or more stock or option trades per quarter.

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

Enterprise interest-earning assets—Consists of the primary interest-earning assets of the Company and includes: loans, available-for-sale mortgage-backed and investment securities, held-to-maturity securities, margin receivables, trading securities, stock borrow balances and cash required to be segregated under regulatory guidelines that earn interest for the Company.

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

FDIC—Federal Deposit Insurance Corporation.

FHLB—Federal Home Loan Bank.

FICO—Fair Isaac Credit Organization.

FINRA—Financial Industry Regulatory Authority.

Fixed Charge Coverage Ratio—Net income (loss) before taxes, depreciation and amortization and corporate interest expense divided by corporate interest expense. This ratio indicates the Company’s ability to satisfy fixed financing expenses.

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

NYSE—New York Stock Exchange.

Operating margin—Income (loss) before other income (expense), income tax benefit and discontinued operations.

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

SEC—U.S. Securities and Exchange Commission.

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

Sweep deposit accounts—Accounts with the functionality to transfer brokerage cash balances to and from a FDIC insured account at the banking subsidiaries.

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

The following discussion about our market risk disclosure includes forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of certain factors, including, but not limited to, those set forth in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2009 and as updated in this report. Market risk is our exposure to changes in interest rates, foreign exchange rates and equity and commodity prices. Our exposure to interest rate risk is related primarily to interest-earning assets and interest-bearing liabilities.

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

Exposure to market risk is dependent upon the distribution and composition of interest-earning assets, interest-bearing liabilities and derivatives. The differing risk characteristics of each product are managed to mitigate our exposure to interest rate fluctuations. At June 30, 2010, 90% of our total assets were enterprise interest-earning assets.

At June 30, 2010, approximately 60% of our total assets were residential real estate loans and available-for-sale and held-to-maturity mortgage-backed securities. The values of these assets are sensitive to changes in interest rates, as well as expected prepayment levels. As interest rates increase, fixed rate residential mortgages and mortgage-backed securities tend to exhibit lower prepayments. The inverse is true in a falling rate environment.

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

Scenario Analysis

Scenario analysis is an advanced approach to estimating interest rate risk exposure. Under the NPVE approach, the present value of all existing assets, liabilities, derivatives and forward commitments are estimated and then combined to produce a NPVE figure. The sensitivity of this value to changes in interest rates is then determined by applying alternative interest rate scenarios, which include, but are not limited to, instantaneous parallel shifts up 100, 200 and 300 basis points and down 100 basis points. The NPVE method is used at the E*TRADE Bank level and not for the Company. E*TRADE Bank had 99% and 97% of our enterprise interest-earning assets at June 30, 2010 and December 31, 2009, respectively, and held 98% and 97% of our enterprise interest-bearing liabilities at June 30, 2010 and December 31, 2009, respectively. The sensitivity of NPVE at June 30, 2010 and December 31, 2009 and the limits established by E*TRADE Bank’s Board of Directors are listed below (dollars in millions):

Parallel Change in Interest Rates (basis points)(1)	Change in NPVE
	June 30, 2010		December 31, 2009
	Amount	Percentage	Amount	Percentage	Board Limit
+300	$(30.0)	(1)%	$(453.6)	(14)%	(25)%
+200	$58.4	2%	$(276.6)	(9)%	(15)%
+100	$94.4	3%	$(89.2)	(3)%	(10)%
-100	$(248.0)	(8)%	$(110.5)	(3)%	(10)%

(1)

On June 30, 2010 and December 31, 2009, the yield for the three-month treasury bill was 0.18% and 0.06%, respectively. As a result, the OTS temporarily modified the requirements of the NPV Model, resulting in the removal of the minus 200 and 300 basis points scenarios for the periods ended June 30, 2010 and December 31, 2009.

Under criteria published by the OTS, E*TRADE Bank’s overall interest rate risk exposure at June 30, 2010 was characterized as “minimum.” We actively manage our interest rate risk positions. As interest rates change, we will re-adjust our strategy and mix of assets, liabilities and derivatives to optimize our position. For example, a 100 basis points increase in rates may not result in a change in value as indicated above. The ALCO monitors E*TRADE Bank’s interest rate risk position.

PART I—FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (LOSS)

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue:
Operating interest income	$381,780	$485,518	$788,746	$972,155
Operating interest expense	(79,753)	(145,928)	(166,322)	(353,903)

Net operating interest income	302,027	339,590	622,424	618,252

Commissions	119,554	154,063	232,806	279,689
Fees and service charges	35,204	47,934	77,434	94,649
Principal transactions	28,706	22,693	54,917	40,335
Gains on loans and securities, net	48,908	73,170	77,954	108,460
Other-than-temporary impairment (“OTTI”)	(15,108)	(199,764)	(29,632)	(218,547)
Less: noncredit portion of OTTI recognized in other comprehensive income (before tax)	2,950	170,093	8,822	170,093

Net impairment	(12,158)	(29,671)	(20,810)	(48,454)
Other revenues	11,760	13,127	25,779	25,318

Total non-interest income	231,974	281,316	448,080	499,997

Total net revenue	534,001	620,906	1,070,504	1,118,249

Provision for loan losses	165,666	404,525	433,645	858,488
Operating expense:
Compensation and benefits	80,940	90,025	168,150	174,197
Clearing and servicing	38,141	44,072	77,300	86,743
Advertising and market development	29,777	24,986	67,912	68,577
FDIC insurance premiums	19,260	42,129	38,575	54,841
Communications	18,424	21,002	38,871	42,563
Professional services	19,480	21,474	39,770	41,104
Occupancy and equipment	17,614	19,972	35,821	39,513
Depreciation and amortization	22,001	21,215	42,647	41,489
Amortization of other intangibles	7,141	7,434	14,283	14,870
Facility restructuring and other exit activities	(1,853)	4,447	1,520	4,335
Other operating expenses	24,736	32,470	46,148	54,978

Total operating expense	275,661	329,226	570,997	623,210

Income (loss) before other income (expense) and income tax expense (benefit)	92,674	(112,845)	65,862	(363,449)
Other income (expense):
Corporate interest income	57	177	80	601
Corporate interest expense	(41,205)	(86,441)	(82,248)	(173,756)
Gains (losses) on sales of investments, net	—	(1,592)	109	(2,025)
Losses on early extinguishment of debt	—	(10,356)	—	(13,355)
Equity in income (loss) of investments and venture funds	733	(439)	2,527	(3,568)

Total other income (expense)	(40,415)	(98,651)	(79,532)	(192,103)

Income (loss) before income tax expense (benefit)	52,259	(211,496)	(13,670)	(555,552)
Income tax expense (benefit)	17,183	(68,259)	(909)	(179,630)

Net income (loss)	$35,076	$(143,237)	$(12,761)	$(375,922)

Basic earnings (loss) per share	$0.17	$(2.16)	$(0.06)	$(6.11)
Diluted earnings (loss) per share	$0.12	$(2.16)	$(0.06)	$(6.11)
Shares used in computation of per share data:
Basic	211,642	66,207	201,972	61,521
Diluted	289,150	66,207	201,972	61,521

See accompanying notes to consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(In thousands, except share amounts)

(Unaudited)

	June 30, 2010	December 31, 2009
ASSETS
Cash and equivalents	$3,093,087	$3,483,238
Cash and investments required to be segregated under federal or other regulations	145,542	1,545,280
Trading securities	49,238	38,303
Available-for-sale mortgage-backed and investment securities (includes securities pledged to creditors with the right to sell or repledge of $6,893,380 at June 30, 2010 and $7,298,631 at December 31, 2009)	12,905,891	13,319,712
Held-to-maturity securities (fair value of $795,663 at June 30, 2010)	781,489	—
Margin receivables	4,777,680	3,827,212
Loans, net (net of allowance for loan losses of $1,102,943 at June 30, 2010 and $1,182,738 at December 31, 2009)	17,024,020	19,174,933
Investment in FHLB stock	183,949	183,863
Property and equipment, net	309,134	320,169
Goodwill	1,928,734	1,952,326
Other intangibles, net	342,123	356,404
Other assets	2,806,193	3,165,045

Total assets	$44,347,080	$47,366,485

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$23,768,369	$25,597,721
Securities sold under agreements to repurchase	6,251,166	6,441,875
Customer payables	3,984,364	5,234,199
FHLB advances and other borrowings	2,750,817	2,746,959
Corporate debt	2,150,299	2,458,691
Other liabilities	1,301,630	1,137,485

Total liabilities	40,206,645	43,616,930

Commitments and contingencies (see Note 15)

Shareholders’ equity:
Common stock, $0.01 par value, shares authorized: 400,000,000 at June 30, 2010 and 4,000,000,000 at December 31, 2009; shares issued and outstanding: 220,239,954 at June 30, 2010 and 189,397,099 at December 31, 2009	2,202	1,894
Additional paid-in-capital (“APIC”)	6,627,285	6,275,157
Accumulated deficit	(2,136,127)	(2,123,366)
Accumulated other comprehensive loss	(352,925)	(404,130)

Total shareholders’ equity	4,140,435	3,749,555

Total liabilities and shareholders’ equity	$44,347,080	$47,366,485

See accompanying notes to the consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income (loss)	$35,076	$(143,237)	$(12,761)	$(375,922)
Other comprehensive income
Available-for-sale securities:
OTTI, net(1)	9,373	125,109	18,249	125,109
Noncredit portion of OTTI reclassification into other comprehensive income, net(2)	(1,830)	(106,518)	(5,418)	(106,518)
Unrealized gains, net(3)	124,497	24,887	178,399	76,721
Reclassification into earnings, net(4)	(26,590)	(44,518)	(44,555)	(56,145)

Net change from available-for-sale securities	105,450	(1,040)	146,675	39,167

Cash flow hedging instruments:
Unrealized gains (losses), net(5)	(76,078)	61,427	(109,973)	96,809
Reclassification into earnings, net(6)	11,317	7,912	22,705	14,729

Net change from cash flow hedging instruments	(64,761)	69,339	(87,268)	111,538

Foreign currency translation gains (losses)	(6,113)	4,613	(8,202)	1,100

Other comprehensive income	34,576	72,912	51,205	151,805

Comprehensive income (loss)	$69,652	$(70,325)	$38,444	$(224,117)

(1)

Amounts are net of benefit from income taxes of $5.8 million and $11.4 million for the three and six months ended June 30, 2010, respectively, compared to benefit from income taxes of $74.7 million for both the three and six months ended June 30, 2009.

(2)

Amounts are net of benefit from income taxes of $1.1 million and $3.4 million for the three and six months ended June 30, 2010, respectively, compared to benefit from income taxes of $63.6 million for both the three and six months ended June 30, 2009.

(3)

Amounts are net of provision for income taxes of $76.2 million and $110.5 million for the three and six months ended June 30, 2010, respectively, compared to provision for income taxes of $14.7 million and $48.2 million for the three and six months ended June 30, 2009, respectively.

(4)

Amounts are net of provision for income taxes of $16.3 million and $27.7 million for the three and six months ended June 30, 2010, respectively, compared to provision for income taxes of $26.6 million and $33.7 million for the three and six months ended June 30, 2009, respectively.

(5)

Amounts are net of benefit from income taxes of $46.3 million and $63.8 million for the three and six months ended June 30, 2010, respectively, compared to provision for income taxes of $36.7 million and $58.0 million for the three and six months ended June 30, 2009, respectively.

(6)

Amounts are net of benefit from income taxes of $6.9 million and $12.8 million for the three and six months ended June 30, 2010, respectively, compared to benefit from income taxes of $4.8 million and $8.8 million for the three and six months ended June 30, 2009, respectively.

See accompanying notes to the consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2009	189,397	$1,894	$6,275,157	$(2,123,366)	$(404,130)	$3,749,555
Net loss	—	—	—	(12,761)	—	(12,761)
Other comprehensive income	—	—	—	—	51,205	51,205
Conversion of convertible debentures	30,079	301	310,732	—	—	311,033
Exercise of stock options and related tax effects	16	—	(2,094)	—	—	(2,094)
Issuance of restricted stock, net of forfeitures and retirements to pay taxes	748	7	(5,259)	—	—	(5,252)
Share-based compensation	—	—	13,888	—	—	13,888
Claims settlement under Section 16(b)	—	—	35,000	—	—	35,000
Other	—	—	(139)	—	—	(139)

Balance, June 30, 2010	220,240	$2,202	$6,627,285	$(2,136,127)	$(352,925)	$4,140,435

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount

Balance, December 31, 2008	56,352	$564	$4,069,353	$(845,767)	$(632,654)	$2,591,496
Cumulative effect of the adoption of accounting guidance on April 1, 2009	—	—	—	20,163	(20,163)	—
Net loss	—	—	—	(375,922)	—	(375,922)
Other comprehensive income	—	—	—	—	151,805	151,805
Issuance of common stock	54,072	541	585,772	—	—	586,313
Exercise of stock options and related tax effects	—	—	(3,756)	—	—	(3,756)
Issuance of restricted stock, net of forfeitures and retirements to pay taxes	469	5	(1,293)	—	—	(1,288)
Share-based compensation	—	—	21,554	—	—	21,554
Other	786	7	12,344	—	—	12,351

Balance, June 30, 2009	111,679	$1,117	$4,683,974	$(1,201,526)	$(501,012)	$2,982,553

See accompanying notes to the consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(12,761)	$(375,922)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision of loan losses	433,645	858,488
Depreciation and amortization (including discount amortization and accretion)	166,080	178,311
Net impairment, gains on loans and securities, net and (gains) losses on sales of investments, net	(57,253)	(57,981)
Equity in (income) loss of investments and venture funds	(2,527)	3,568
Losses on early extinguishment of debt	—	13,355
Share-based compensation	13,888	21,554
Deferred taxes	3,513	182,536
Other	(13,922)	(4,110)
Net effect of changes in assets and liabilities:
Decrease (increase) in cash and investments required to be segregated under federal or other regulations	1,284,436	(284,905)
Increase in margin receivables	(1,035,898)	(341,831)
(Decrease) increase in customer payables	(841,699)	705,534
Proceeds from sales of loans held-for-sale	80,295	17,954
Originations of loans held-for-sale	(61,766)	(30,513)
Proceeds from sales, repayments and maturities of trading securities	638,292	943,101
Purchases of trading securities	(650,249)	(928,521)
Decrease (increase) in other assets	303,275	(260,688)
Increase in other liabilities	150,507	295,408

Net cash provided by operating activities	397,856	935,338

Cash flows from investing activities:
Purchases of available-for-sale and held-to-maturity securities	(7,330,168)	(10,792,751)
Proceeds from sales, maturities of and principal payments on available-for-sale securities	7,462,495	10,763,820
Net decrease in loans receivable	1,321,541	1,596,979
Capital expenditures for property and equipment	(38,895)	(45,784)
Proceeds from sale of REO and repossessed assets	116,313	74,476
Other	(161,631)	(4,009)

Net cash provided by investing activities	$1,369,655	$1,592,731

See accompanying notes to the consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS-(Continued)

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from financing activities:
Net (decrease) increase in deposits	$(845,249)	$286,925
Sale of deposits	(980,549)	—
Net decrease in securities sold under agreements to repurchase	(189,862)	(900,866)
Advances from FHLB	1,350,000	1,700,000
Payments on advances from FHLB	(1,350,000)	(2,700,000)
Proceeds from issuance of common stock	—	586,313
Claims settlement under Section 16(b)	35,000	—
Net cash flow from derivatives hedging liabilities	(178,995)	(128,873)
Other	3,781	2,195

Net cash used in financing activities	(2,155,874)	(1,154,306)

Effect of exchange rates on cash	(1,788)	6,543

(Decrease) increase in cash and equivalents	(390,151)	1,380,306
Cash and equivalents, beginning of period	3,483,238	3,853,849

Cash and equivalents, end of period	$3,093,087	$5,234,155

Supplemental disclosures:
Cash paid for interest	$224,926	$399,147
Cash paid (refund received) for income taxes	$(95,671)	$5,444
Non-cash investing and financing activities:
Conversion of convertible debentures to common stock	$311,033	$—
Reclassification of loans held-for-investment to loans held-for-sale	$252,627	$—
Transfers from loans to available-for-sale securities	$222,729	$—
Transfers from loans to other real estate owned and repossessed assets	$161,070	$91,385
Capitalized interest in the form of 12 1/2% Notes	$—	$128,530
Issuance of common stock upon acquisition	$—	$9,000

See accompanying notes to the consolidated financial statements

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

Certain prior period items in these consolidated financial statements have been reclassified to conform to the current period presentation. As discussed in Note 12—Shareholders’ Equity, all prior periods have been adjusted to reflect the Company’s 1-for-10 reverse stock split and in Note 16—Segment Information, the Company revised its segment financial reporting to reflect the manner in which its chief operating decision maker assesses the Company’s performance and makes resource allocation decisions. These consolidated financial statements should be read in conjunction with Item 8. Financial Statements and Supplementary Data in the Company’s Current Report on Form 8-K filed May 5, 2010. These consolidated financial statements reflect all adjustments, which are all normal and recurring in nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented.

The Company reports corporate interest income and corporate interest expense separately from operating interest income and operating interest expense. The Company believes reporting these two items separately provides a clearer picture of the financial performance of the Company’s operations than would a presentation that combined these two items. Operating interest income and operating interest expense is generated from the operations of the Company. Corporate debt, which is the primary source of the corporate interest expense, has been issued primarily in connection with recapitalization transactions and past acquisitions.

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

Financial Statement Descriptions and Related Accounting Policies—Financial statement descriptions and related accounting policies are more fully described in Item 8. Financial Statements and Supplementary Data in the Company’s Current Report on Form 8-K filed May 5, 2010.

Held-to-Maturity Securities—Held-to-maturity securities consist of debt securities, specifically residential mortgage-backed securities. Held-to-maturity securities are carried at amortized cost based on the Company’s positive intent and ability to hold these securities to maturity. Interest earned on held-to-maturity debt securities is included in operating interest income. Amortization or accretion of premiums and discounts are also recognized in operating interest income using the effective interest method over the life of the security.

Held-to-maturity securities are evaluated for impairment in a manner consistent with available-for-sale debt securities. If the Company intends to sell an impaired held-to-maturity debt security or if it is more likely than not that the Company will be required to sell the impaired held-to-maturity debt security before recovery of the security’s amortized cost basis, the Company will recognize OTTI in earnings equal to the entire difference between the security’s amortized cost basis and the security’s fair value. If the Company does not intend to sell the impaired held-to-maturity debt security and it is not more likely than not that the Company will be required to sell the impaired held-to-maturity debt security before recovery of its amortized cost basis but the Company does not expect to recover the entire amortized cost basis of the security, the Company will separate OTTI into two components: 1) the amount related to credit loss, recognized in earnings; and 2) the noncredit portion of OTTI, recognized through other comprehensive income.

Margin Receivables—The fair value of securities that the Company received as collateral in connection with margin receivables and stock borrowing activities, where the Company is permitted to sell or re-pledge the securities, was approximately $6.6 billion and $5.3 billion as of June 30, 2010 and December 31, 2009, respectively. Of this amount, $1.4 billion and $0.9 billion had been pledged or sold in connection with securities loans, bank borrowings and deposits with clearing organizations as of June 30, 2010 and December 31, 2009, respectively.

New Accounting and Disclosure Guidance—Below is the new accounting and disclosure guidance that relates to activities in which the Company is engaged.

Accounting for Transfers of Financial Assets

In June 2009, the Financial Accounting Standards Board (“FASB”) amended the derecognition provisions in the accounting guidance for transfers and servicing, including the removal of the concept of qualifying special-purpose entities (“QSPEs”). The Company’s adoption of the amended derecognition provisions to transfers of financial assets, which did not impact its financial condition, results of operations or cash flows, has been applied to transfers of financial assets occurring on or after January 1, 2010.

Consolidation of Variable Interest Entities

In June 2009, the FASB amended the accounting and disclosure guidance for the consolidation of variable interest entities. The amended accounting guidance requires the reconsideration of previous conclusions related to the consolidation of variable interest entities, including whether an entity is a variable interest entity and whether the Company is the variable interest entity’s primary beneficiary. The amended accounting guidance carries forward the scope of the previous accounting guidance for the consolidation of variable interest entities with the addition of entities previously considered QSPEs. The amended accounting and disclosure guidance became effective January 1, 2010 for the Company. The Company’s reconsideration of previous conclusions related to the consolidation of variable interest entities did not result in the consolidation of additional entities as of January 1, 2010. Effective January 1, 2010, the Company’s assessment of whether it is a variable interest entity’s primary beneficiary is ongoing and will consider changes in facts and circumstances related to the variable interest entities.

Improving Disclosures about Fair Value Measurements

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

Scope Exception Related To Embedded Credit Derivatives

In March 2010, the FASB amended the accounting guidance for derivatives and hedging to clarify the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. An embedded credit derivative that is related only to the subordination of one financial instrument to another qualifies for the exemption. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The amended accounting guidance will be effective at the beginning of the first fiscal quarter beginning after June 15, 2010, or July 1, 2010 for the Company. The Company’s adoption of the amended accounting guidance will not impact its financial condition, results of operations or cash flows.

Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses

In July 2010, the FASB amended the disclosure guidance for financing receivables and the allowance for credit losses. The amendments require new and amended disclosures about nonaccrual and past due financing receivables; the allowance for credit losses related to financing receivables; impaired loans (individually evaluated for impairment); credit quality information; and modifications. The amended disclosure guidance, related to information as of the end of a reporting period, will be effective for the first interim or annual reporting period ending after December 15, 2010, or December 31, 2010 for the Company. The remaining amended disclosure guidance, related to information for activity that occurs during a reporting period, will be effective for fiscal years beginning after December 15, 2010, or January 1, 2011 for the Company.

NOTE 2—FACILITY RESTRUCTURING AND OTHER EXIT ACTIVITIES

The following table summarizes the expense recognized by the Company as facility restructuring and other exit activities for the periods presented (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
International brokerage activity	$1,062	$—	$4,707	$—
Gain on sale of international local market trading operations	(3,202)	—	(3,202)	—
Other exit activities	287	4,447	15	4,335

Total facility restructuring and other exit activities	$(1,853)	$4,447	$1,520	$4,335

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

The Company entered into agreements to sell the local market trading operations in Germany, the Nordic region and the United Kingdom. The sale of the local market trading operations in Germany was completed in December 2009. The Company closed the sales of the local market trading operations in the Nordic region and United Kingdom in April 2010 and recognized a gain of $3.2 million.

As a result of the international brokerage business restructuring, the Company recognized $1.1 million and $4.7 million in expense during the three and six months ended June 30, 2010, respectively, including $0.7 million and $1.5 million in asset write-off costs and $0.4 million and $3.2 million in other restructuring costs. The Company expects the total net charges for this restructuring to be up to $25 million, $17.2 million of which had been incurred as of June 30, 2010.

Facility restructuring and other exit activities expenses are not allocated to the Company’s operating segments but are reported as a component of the “Corporate/Other” category within the Company’s segment information.

NOTE 3—OPERATING INTEREST INCOME AND OPERATING INTEREST EXPENSE

The following table shows the components of operating interest income and operating interest expense (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Operating interest income:
Loans, net	$225,340	$292,509	$466,920	$605,837
Mortgage-backed and investment securities	93,929	130,069	203,222	257,138
Margin receivables	49,963	31,412	94,676	58,349
Other	12,548	31,528	23,928	50,831

Total operating interest income	381,780	485,518	788,746	972,155

Operating interest expense:
Deposits	(16,160)	(53,516)	(36,120)	(150,530)
Securities sold under agreements to repurchase	(30,721)	(51,367)	(65,467)	(112,536)
FHLB advances and other borrowings	(30,751)	(38,392)	(60,179)	(84,502)
Other	(2,121)	(2,653)	(4,556)	(6,335)

Total operating interest expense	(79,753)	(145,928)	(166,322)	(353,903)

Net operating interest income	$302,027	$339,590	$622,424	$618,252

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

Residential Mortgage-backed Securities

The Company’s residential mortgage-backed securities portfolio is comprised of agency mortgage-backed securities and CMOs, which represent the majority of the portfolio, and non-agency CMOs. As agency mortgage-backed securities and CMOs are guaranteed by U.S. government sponsored and federal agencies, these securities were AAA-rated as of June 30, 2010. The majority of the Company’s non-agency CMOs are backed by first lien mortgages and were below investment grade or non-rated as of June 30, 2010. The weighted average coupon rates for the residential mortgage-backed securities as of June 30, 2010 are shown in the following table:

Weighted Average Coupon Rate
Agency mortgage-backed securities	3.91%
Agency CMOs	4.48%
Non-agency CMOs	4.61%

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

Non-agency CMOs are valued using market and income approaches with market observable data, including recent market transactions when available. The Company also utilized a pricing service to corroborate the market observability of the Company’s inputs used in the fair value measurements. The valuations of non-agency CMOs reflect the Company’s best estimate of what market participants would consider in pricing the financial instruments. The following table presents additional information about the underlying loans and significant inputs for the valuation of non-agency CMOs as of June 30, 2010:

	Weighted Average	Range
Underlying loans:
Coupon rate	4.70%	2.45% - 7.03%
Maturity (years)	25	12 - 27
Significant inputs:
Yield	4%	2% - 10%
Default rate(1)	28%	0% - 76%
Loss severity	48%	0% - 85%
Prepayment rate	9%	0% - 31%

(1)	The default rate reflects the implied rate necessary to equate market price to the book yield given the market credit assumption.

The Company considers the price transparency for these financial instruments to be a key determinant of the degree of judgment involved in determining the fair value. As of June 30, 2010, the majority of the Company’s non-agency CMOs were categorized in Level 2 of the fair value hierarchy.

Other Debt Securities

The fair value measurement of other agency debt securities is determined using market and income approaches along with the Company’s own trading activities for identical instruments and is generally categorized in Level 2 of the fair value hierarchy. The Company’s municipal bonds are revenue bonds issued by state and other local government agencies. The valuation of corporate bonds is impacted by the credit worthiness of the corporate issuer. The majority of the Company’s municipal bonds and corporate bonds were rated investment grade as of June 30, 2010. These securities are valued using a market approach with pricing service valuations corroborated by recent market transactions for similar or identical bonds. Municipal bonds and corporate bonds are generally categorized in Level 2 of the fair value hierarchy.

Derivative Instruments

The majority of the Company’s derivative instruments, interest rate swap and option contracts, are valued with an income approach using pricing models that are commonly used by the financial services industry. The market observable inputs used in the pricing models include the swap curve, the volatility surface and prime basis from a financial data provider. The Company does not consider these models to involve significant judgment on the part of management and corroborated the fair value measurements with counterparty valuations. The Company’s derivative instruments are categorized in Level 2 of the fair value hierarchy. The consideration of credit risk, the Company’s or the counterparty’s, did not result in an adjustment to the valuation of its derivative instruments in the periods presented.

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

Recurring Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis are summarized below (dollars in thousands):

	Level 1	Level 2	Level 3	Fair Value
June 30, 2010:
Assets
Trading securities	$44,312	$4,123	$803	$49,238
Available-for-sale securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	—	8,932,205	—	8,932,205
Non-agency CMOs and other	—	202,827	186,920	389,747

Total residential mortgage-backed securities	—	9,135,032	186,920	9,321,952

Investment securities:
Debt securities:
U.S. Treasury securities and agency debentures	264,570	3,071,802	—	3,336,372
Other agency debt securities	—	189,477	—	189,477
Municipal bonds	—	40,454	—	40,454
Corporate bonds	—	17,025	—	17,025

Total debt securities	264,570	3,318,758	—	3,583,328
Publicly traded equity securities:
Corporate investments	—	566	45	611

Total investment securities	264,570	3,319,324	45	3,583,939

Total available-for-sale securities	264,570	12,454,356	186,965	12,905,891

Other assets:
Derivative assets(1)	—	66,551	—	66,551
Deposits with clearing organizations(2)	38,000	—	—	38,000

Total other assets measured at fair value on a recurring basis	38,000	66,551	—	104,551

Total assets measured at fair value on a recurring basis(3)	$346,882	$12,525,030	$187,768	$13,059,680

Liabilities
Derivative liabilities(1)	$—	$130,031	$—	$130,031
Securities sold, not yet purchased	38,677	2,798	—	41,475

Total liabilities measured at fair value on a recurring basis(3)	$38,677	$132,829	$—	$171,506

(1)	All derivative assets and liabilities are interest rate contracts. Information related to derivative instruments is detailed in Note 7—Accounting for Derivative Instruments and Hedging Activities.
(2)	Represents U.S. Treasury securities held by a broker-dealer subsidiary.
(3)	Assets and liabilities measured at fair value on a recurring basis represented 29% and less than 1% of the Company’s total assets and total liabilities, respectively.

	Level 1	Level 2	Level 3	Fair Value
December 31, 2009:
Assets
Investments required to be segregated under federal or other regulations(1)	$687,617	$—	$—	$687,617
Trading securities	31,085	5,727	1,491	38,303
Available-for-sale securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	—	8,948,904	17,972	8,966,876
Non-agency CMOs and other	—	140,534	234,629	375,163

Total residential mortgage-backed securities	—	9,089,438	252,601	9,342,039

Investment securities:
Debt securities:
Agency debentures	—	3,920,011	—	3,920,011
Municipal bonds	—	38,990	—	38,990
Corporate bonds	—	17,823	—	17,823

Total debt securities	—	3,976,824	—	3,976,824
Publicly traded equity securities:
Corporate investments	—	676	173	849

Total investment securities	—	3,977,500	173	3,977,673

Total available-for-sale securities	—	13,066,938	252,774	13,319,712

Other assets:
Derivative assets	—	93,397	—	93,397
Deposits with clearing organizations(1)	38,000	—	—	38,000

Total other assets measured at fair value on a recurring basis	38,000	93,397	—	131,397

Total assets measured at fair value on a recurring basis(2)	$756,702	$13,166,062	$254,265	$14,177,029

Liabilities
Derivative liabilities	$—	$143,602	$—	$143,602
Securities sold, not yet purchased	27,861	3,112	—	30,973

Total liabilities measured at fair value on a recurring basis(2)	$27,861	$146,714	$—	$174,575

(1)	Represents U.S. Treasury securities held by a broker-dealer subsidiary.
(2)	Assets and liabilities measured at fair value on a recurring basis represented 30% and less than 1% of the Company’s total assets and total liabilities, respectively.

The following tables present additional information about Level 3 assets and liabilities measured at fair value on a recurring basis (dollars in thousands):

		Available-for-sale Securities
	Trading Securities	Non-agency CMOs and Other	Corporate Investments
Balance, March 31, 2010	$898	$233,130	$164
Realized and unrealized gains (losses):(1)
Included in earnings(2)	(86)	(11,980)	—
Included in other comprehensive income(3)	—	26,762	—
Purchases, sales, other settlements and issuances, net	(9)	(9,093)	(119)
Transfers in to Level 3(4)	—	6,369	—
Transfers out of Level 3(4)	—	(58,268)	—

Balance, June 30, 2010	$803	$186,920	$45

(1)	The majority of total realized and unrealized gains (losses) were related to instruments held at June 30, 2010.
(2)	The majority of realized and unrealized gains (losses) included in earnings are reported in the net impairment line item.
(3)	The majority of realized and unrealized gains (losses) included in other comprehensive income are reported in the net change from available-for-sale securities line item.
(4)	The Company’s transfers in and out of Level 3 are as of the beginning of the reporting period on a quarterly basis.

		Available-for-sale Securities
	Trading Securities	Non-agency CMOs and Other	Corporate Investments	Derivative Instruments, Net(5)
Balance, March 31, 2009	$30,643	$524,245	$163	$(500)
Realized and unrealized gains (losses):(1)
Included in earnings(2)	1,129	(26,791)	—	500
Included in other comprehensive income(3)	—	26,480	7	—
Purchases, sales, other settlements and issuances, net	(19,606)	(21,652)	—	—
Transfers in and/or (out) of Level 3(4)	6	(227,897)	—	—

Balance, June 30, 2009	$12,172	$274,385	$170	$—

(1)	The majority of total realized and unrealized gains (losses) were related to instruments held at June 30, 2009.
(2)	The majority of realized and unrealized gains (losses) included in earnings are reported in the net impairment line item.
(3)	The majority of realized and unrealized gains (losses) included in other comprehensive income are reported in the net change from available-for-sale securities line item.
(4)	The Company’s transfers in and out of Level 3 are as of the beginning of the reporting period on a quarterly basis.
(5)	Represents derivative assets net of derivative liabilities for presentation purposes only.

		Available-for-sale Securities
	Trading Securities	Agency Mortgage- backed Securities and CMOs	Non-agency CMOs and Other	Corporate Investments
Balance, December 31, 2009	$1,491	$17,972	$234,629	$173
Realized and unrealized gains (losses):(1)
Included in earnings(2)	(728)	—	(20,455)	—
Included in other comprehensive income(3)	—	—	45,756	(9)
Purchases, sales, other settlements and issuances, net	40	—	(19,246)	(119)
Transfers in to Level 3(4)	—	—	13,608	—
Transfers out of Level 3(4)	—	(17,972)	(67,372)	—

Balance, June 30, 2010	$803	$—	$186,920	$45

(1)	The majority of total realized and unrealized gains (losses) were related to instruments held at June 30, 2010.
(2)	The majority of realized and unrealized gains (losses) included in earnings are reported in the net impairment line item.
(3)	The majority of realized and unrealized gains (losses) included in other comprehensive income are reported in the net change from available-for-sale securities line item.
(4)	The Company’s transfers in and out of Level 3 are as of the beginning of the reporting period on a quarterly basis.

		Available-for-sale Securities
	Trading Securities	Non-agency CMOs and Other	Corporate Investments	Derivative Instruments, Net(5)
Balance, December 31, 2008	$33,406	$304,661	$170	$(492)
Realized and unrealized gains (losses):(1)
Included in earnings(2)	(953)	(45,574)	—	492
Included in other comprehensive income(3)	—	41,913	—	—
Purchases, sales, other settlements and issuances, net	(20,287)	(53,262)	—	—
Transfers in and/or (out) of Level 3(4)	6	26,647	—	—

Balance, June 30, 2009	$12,172	$274,385	$170	$—

(1)	The majority of total realized and unrealized gains (losses) were related to instruments held at June 30, 2009.
(2)	The majority of realized and unrealized gains (losses) included in earnings are reported in the net impairment line item.
(3)	The majority of realized and unrealized gains (losses) included in other comprehensive income are reported in the net change from available-for-sale securities line item.
(4)	The Company’s transfers in and out of Level 3 are as of the beginning of the reporting period on a quarterly basis.
(5)	Represents derivative assets net of derivative liabilities for presentation purposes only.

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

The Company’s transfers of certain CMOs in and out of Level 3 are generally driven by changes in price transparency for the securities. Financial instruments for which actively quoted prices or pricing parameters are available will have a higher degree of price transparency than financial instruments that are thinly traded or not quoted. As of June 30, 2010, less than 1% of the Company’s total assets and none of its total liabilities represented instruments measured at fair value on a recurring basis categorized as Level 3.

Nonrecurring Fair Value Measurements

The Company measures certain other assets at fair value on a nonrecurring basis: 1) one- to four-family and home equity loans in which the amount of the loan balance in excess of the estimated current property value less costs to sell has been charged-off; and 2) real estate acquired through foreclosure that is carried at the lower of the property’s carrying value or fair value, less estimated selling costs. The following table presents the losses associated with the assets measured at fair value on a nonrecurring basis during the three and six months ended June 30, 2010 and 2009 and still held on the consolidated balance sheet as of the periods presented (dollars in thousands):

	Carrying Value		Losses
	As of June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009 (1)	2010	2009 (1)	2010	2009 (1)
Loans receivable:
One- to four-family	$603,521	N/A	$67,056	N/A	$145,452	N/A
Home equity	35,832	N/A	39,432	N/A	59,372	N/A

Total loans receivable	$639,353	$488,110	$106,488	$119,975	$204,824	$201,121

REO	$101,654	$47,438	$7,325	$7,406	$11,363	$16,534

(1)	As the amended fair value measurement disclosure guidance was not adopted by the Company until January 1, 2010, certain disclosures are excluded for periods presented prior to the adoption date.

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

Disclosures about Fair Value of Financial Instruments

The fair value measurements accounting guidance also requires the disclosure of the fair value of financial instruments not otherwise disclosed above. Different market assumptions and estimation methodologies could significantly affect fair value amounts. The fair value of financial instruments, not otherwise disclosed above, whose fair value approximates carrying value is summarized as follows:

•	Cash and equivalents, cash required to be segregated, margin receivables and customer payables—Fair value is estimated to be carrying value.

•	Investment in FHLB stock—FHLB stock is carried at cost, which is considered to be a reasonable estimate of fair value.

The fair value of financial instruments whose fair values were different from their carrying values is summarized below (dollars in thousands):

	June 30, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Held-to-maturity securities	$781,489	$795,663	$—	$—
Loans, net(1)	$17,024,020	$16,623,214	$19,174,933	$18,439,112
Liabilities
Deposits	$23,768,369	$23,794,221	$25,597,721	$25,620,950
Securities sold under agreements to repurchase	$6,251,166	$6,327,031	$6,441,875	$6,518,762
FHLB advances and other borrowings	$2,750,817	$2,645,989	$2,746,959	$2,562,228
Corporate debt	$2,150,299	$2,495,688	$2,458,691	$3,390,734

(1)	The carrying value of loans, net includes the allowance for loan losses of $1.1 billion and $1.2 billion as of June 30, 2010 and December 31, 2009, respectively.

•

Held-to-maturity securities—The held-to-maturity securities portfolio included agency mortgage-backed securities and CMOs. The fair value of agency mortgage-backed securities is determined using market and income approaches with quoted market prices, recent market transactions and spread data for similar instruments. The fair value of agency CMOs is determined using market and income approaches with the Company’s own trading activities for identical or similar instruments.

•

Loans, net—For the held-for-investment portfolio, including one- to four-family, home equity, and consumer and other loans, fair value is estimated by differentiating loans based on their individual portfolio characteristics, such as product classification, loan category, pricing features and remaining maturity. Management adjusts assumptions for expected losses, prepayments and discount rates to reflect the individual characteristics of the loans, such as credit risk, coupon, term, and payment characteristics, as well as the secondary market conditions for these types of loans. For loans held-for-sale that were originated through, but not yet purchased by a third party company, fair value is estimated using third party commitments to purchase loans.

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

NOTE 5—AVAILABLE-FOR-SALE AND HELD-TO-MATURITY SECURITIES

The amortized cost basis and fair value of available-for-sale and held-to-maturity securities are shown in the following tables (dollars in thousands):

	Amortized Cost	Gross Unrealized / Unrecognized Gains	Gross Unrealized / Unrecognized Losses	Fair Value
June 30, 2010:
Available-for-sale securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$8,775,883	$160,763	$(4,441)	$8,932,205
Non-agency CMOs and other	536,819	616	(147,688)	389,747

Total residential mortgage-backed securities	9,312,702	161,379	(152,129)	9,321,952

Investment securities:
Debt securities:
U.S. Treasury securities and agency debentures	3,297,441	39,981	(1,050)	3,336,372
Other agency debt securities	183,000	6,477	—	189,477
Municipal bonds	42,480	72	(2,098)	40,454
Corporate bonds	25,354	—	(8,329)	17,025

Total debt securities	3,548,275	46,530	(11,477)	3,583,328
Publicly traded equity securities:
Corporate investments	45	566	—	611

Total investment securities	3,548,320	47,096	(11,477)	3,583,939

Total available-for-sale securities	$12,861,022	$208,475	$(163,606)	$12,905,891

Held-to-maturity securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$781,489	$14,174	$—	$795,663

Total held-to-maturity securities	$781,489	$14,174	$—	$795,663

December 31, 2009:
Available-for-sale securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$8,945,396	$85,184	$(63,704)	$8,966,876
Non-agency CMOs and other	590,215	17	(215,069)	375,163

Total residential mortgage-backed securities	9,535,611	85,201	(278,773)	9,342,039

Investment securities:
Debt securities:
Agency debentures	3,928,927	5,883	(14,799)	3,920,011
Municipal bonds	42,474	—	(3,484)	38,990
Corporate bonds	25,422	6	(7,605)	17,823

Total debt securities	3,996,823	5,889	(25,888)	3,976,824
Publicly traded equity securities:
Corporate investments	173	676	—	849

Total investment securities	3,996,996	6,565	(25,888)	3,977,673

Total available-for-sale securities	$13,532,607	$91,766	$(304,661)	$13,319,712

Contractual Maturities

The contractual maturities of all available-for-sale and held-to-maturity debt securities, including residential mortgage-backed and investment securities, at June 30, 2010 are shown below (dollars in thousands):

	Amortized Cost	Fair Value
Available-for-sale debt securities:
Due within one to five years	$2,503,581	$2,517,342
Due within five to ten years	1,417,090	1,464,257
Due after ten years	8,940,306	8,923,681

Total available-for-sale debt securities	$12,860,977	$12,905,280

Held-to-maturity securities:
Due within five to ten years	$218,787	$223,921
Due after ten years	562,702	571,742

Total held-to-maturity debt securities	$781,489	$795,663

Other-Than-Temporary Impairment of Investments

The following tables show the fair value and unrealized losses on investments, aggregated by investment category, and the length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2010:
Available-for-sale securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$577,408	$(2,252)	$169,473	$(2,189)	$746,881	$(4,441)
Non-agency CMOs and other	4,375	(1)	381,729	(147,687)	386,104	(147,688)
Debt securities:
U.S. Treasury securities and agency debentures	150,986	(1,050)	—	—	150,986	(1,050)
Municipal bonds	—	—	20,161	(2,098)	20,161	(2,098)
Corporate bonds	—	—	17,026	(8,329)	17,026	(8,329)

Total temporarily impaired securities	$732,769	$(3,303)	$588,389	$(160,303)	$1,321,158	$(163,606)

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

December 31, 2009:
Available-for-sale securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$3,656,469	$(42,667)	$946,056	$(21,037)	$4,602,525	$(63,704)
Non-agency CMOs and other	27,245	(14,747)	347,600	(200,322)	374,845	(215,069)
Debt securities:
Agency debentures	2,349,310	(14,799)	—	—	2,349,310	(14,799)
Municipal bonds	—	—	38,986	(3,484)	38,986	(3,484)
Corporate bonds	—	—	17,748	(7,605)	17,748	(7,605)

Total temporarily impaired securities	$6,033,024	$(72,213)	$1,350,390	$(232,448)	$7,383,414	$(304,661)

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

The Company does not believe that any individual unrealized loss in the available-for-sale portfolio as of June 30, 2010 represents a credit related impairment. The majority of the unrealized losses on mortgage-backed securities are attributable to changes in interest rates and a re-pricing of risk in the market. All agency mortgage-backed securities and CMOs and U.S. Treasury securities and agency debentures are AAA-rated. Municipal bonds and corporate bonds are evaluated by reviewing the credit-worthiness of the issuer and general market conditions. The Company does not intend to sell the securities in an unrealized loss position and it is not more likely than not that the Company will be required to sell the debt securities before the anticipated recovery of its remaining amortized cost of the securities in an unrealized loss position at June 30, 2010.

The majority of the Company’s available-for-sale and held-to-maturity portfolio consists of residential mortgage-backed securities. For residential mortgage-backed securities, the Company calculates the credit portion of OTTI by comparing the present value of the expected future cash flows with the amortized cost basis of the security. The expected future cash flows are determined using the remaining contractual cash flows adjusted for future credit losses. The estimate of expected future credit losses includes the following assumptions: 1) expected default rates based on current delinquency trends, foreclosure statistics of the underlying mortgages and loan documentation type; 2) expected loss severity based on the underlying loan characteristics, including loan-to-value, origination vintage and geography; and 3) expected loan prepayments and principal reduction based on current experience and existing market conditions that may impact the future rate of prepayments. The expected cash flows of the security are then discounted at the interest rate used to recognize interest income on the security to arrive at the present value amount. The following table presents a summary of the significant inputs considered for securities that were other-than-temporarily impaired as of June 30, 2010:

	June 30, 2010
	Weighted Average	Range
Default rate(1)	10%	1% - 45%
Loss severity	46%	40% - 65%
Prepayment rate	10%	6% - 25%

(1)	Represents the expected default rate for the next twelve months.

The following table presents a roll-forward of the credit loss component of the amortized cost of debt securities that have noncredit loss recognized in other comprehensive income and credit loss recognized in earnings for the three and six months ended June 30, 2010 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009 (1)
Credit loss balance, beginning of period	$159,024	$80,060	$150,372	$80,060
Additions:
Initial credit impairment	798	11,727	1,522	11,727
Subsequent credit impairment	11,360	17,944	19,288	17,944

Credit loss balance, end of period	$171,182	$109,731	$171,182	$109,731

(1)	The Company adopted the amended guidance for the recognition and presentation of OTTI for debt securities on April 1, 2009.

Within the securities portfolio, the highest concentration of credit risk is the non-agency CMO portfolio. The Company concluded that approximately $172.1 million and $346.4 million of non-agency CMO securities for the three and six months ended June 30, 2010, respectively, were other-than-temporarily impaired as a result of deterioration in the expected credit performance of the underlying loans in the securities. The following table shows the components of net impairment for the periods presented (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009 (1)	2010	2009(1)
Other-than-temporary impairment (“OTTI”)	$(15,108)	$(199,764)	$(29,632)	$(218,547)
Less: noncredit portion of OTTI recognized in other comprehensive income (before tax)	2,950	170,093	8,822	170,093

Net impairment	$(12,158)	$(29,671)	$(20,810)	$(48,454)

(1)	The Company adopted the amended guidance for the recognition and presentation of OTTI for debt securities on April 1, 2009.

Gains on Loans and Securities, Net

The detailed components of the gains on loans and securities, net line item on the consolidated statement of income (loss) are as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Gains on loans, net	$7,054	$77	$6,169	$77
Gains on securities, net
Gains on available-for-sale securities	42,881	82,781	72,469	121,097
Losses on available-for-sale securities	(6)	(11,759)	(139)	(12,267)
Gains (losses) on trading securities, net	(414)	1,630	265	(838)
Hedge ineffectiveness	(607)	441	(810)	391

Gains on securities, net	41,854	73,093	71,785	108,383

Gains on loans and securities, net	$48,908	$73,170	$77,954	$108,460

NOTE 6—LOANS, NET

Loans, net are summarized as follows (dollars in thousands):

	June 30, 2010	December 31, 2009
Loans held-for-sale	$3,401	$7,865
Loans receivable, net:
One- to four-family	9,233,631	10,567,129
Home equity	7,084,773	7,769,711
Consumer and other	1,656,443	1,841,317

Total loans receivable	17,974,847	20,178,157
Unamortized premiums, net	148,715	171,649
Allowance for loan losses	(1,102,943)	(1,182,738)

Total loans receivable, net	17,020,619	19,167,068

Total loans, net	$17,024,020	$19,174,933

The following table provides a roll-forward of the allowance for loan losses for the three and six months ended June 30, 2010 and 2009 (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Allowance for loan losses, beginning of period	$1,162,391	$1,200,808	$1,182,738	$1,080,611
Provision for loan losses	165,666	404,525	433,645	858,488
Charge-offs	(239,963)	(398,605)	(542,348)	(741,583)
Recoveries	14,849	12,211	28,908	21,423

Net charge-offs	(225,114)	(386,394)	(513,440)	(720,160)

Allowance for loan losses, end of period	$1,102,943	$1,218,939	$1,102,943	$1,218,939

During the three months ended June 30, 2010, the Company sold a total of $232 million of its one- to four-family loans to Fannie Mae, resulting in a gain of $6.5 million which is recorded in the gains on loans and securities, net line item on the consolidated statement of income (loss). Of the $232 million in sales to Fannie Mae, $216 million were in the form of an agency securitization. The Company received the agency mortgaged-backed securities created from the securitization as proceeds from the sale. The agency mortgage-backed securities are reflected in the available-for-sale mortgage-backed and investment securities line item on the consolidated balance sheet as of June 30, 2010. The Company structured this transaction to minimize the risk associated with credit losses of the underlying loans as Fannie Mae guarantees the payments from the resulting securities. The Company did not consolidate the agency securitization as the Company concluded that it was not the primary beneficiary under the variable interest entity model. For the foreseeable future, the Company does not plan to securitize or sell any of the remaining one- to four-family loans in its held-for-investment portfolio.

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

Included in the allowance for loan losses at June 30, 2010 was a specific allowance of $305.2 million that was established for TDRs. The specific allowance for these individually impaired loans represents the expected loss over the remaining life of the loan, including the economic concession to the borrower. The average recorded investment in TDR loans was $828.8 million and $202.7 million and the interest income recognized on these loans was $4.1 million and $1.4 million for the three months ended June 30, 2010 and 2009, respectively. The average recorded investment in TDR loans was $749.0 million and $159.1 million and the interest income recognized on these loans was $7.6 million and $2.0 million for the six months ended June 30, 2010 and 2009, respectively. The following table shows detailed information related to the Company’s modified loans accounted for as TDRs as June 30, 2010 and December 31, 2009 (dollars in thousands):

	Recorded Investment in TDRs(1)	Specific Valuation Allowance	Specific Valuation Allowance as a % of TDR Loans	Total Expected Losses
June 30, 2010
One- to four-family	$395,325	$67,024	17%	27%
Home Equity	477,526	238,176	50%	54%

Total(1)	$872,851	$305,200	35%	41%

December 31, 2009
One- to four-family	$207,581	$26,916	13%	21%
Home Equity	371,320	166,636	45%	48%

Total(1)	$578,901	$193,552	33%	38%

(1)

At June 30, 2010 and December 31, 2009, respectively, $713.5 million and $519.2 million of TDRs had an associated specific valuation allowance, and $159.4 million and $59.7 million did not have an associated specific valuation allowance as the amount of the loan balance in excess of the estimated current property value less costs to sell has been charged-off.

NOTE 7—ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company enters into derivative transactions primarily to protect against interest rate risk on the value of certain assets, liabilities and future cash flows. Derivative instruments designated in hedging relationships that mitigate exposure to the variability in expected future cash flows or other forecasted transactions are considered cash flow hedges. Derivative instruments in hedging relationships that mitigate exposure to changes in the fair value of assets or liabilities are considered fair value hedges. The Company also recognizes certain contracts and commitments as derivatives when the characteristics of those contracts and commitments meet the definition of a derivative. Each derivative is recorded on the consolidated balance sheet at fair value as a freestanding asset or liability. Cash flow and fair value hedge ineffectiveness is re-measured on a quarterly basis. The following table summarizes the fair value amounts of derivative instruments reported in the consolidated balance sheet (dollars in thousands):

	Fair Value
	Asset(1)	Liability(2)	Net(3)
June 30, 2010
Derivatives designated as hedging instruments:
Interest rate contracts:
Cash flow hedges	$60,929	$(109,373)	$(48,444)
Fair value hedges	5,622	(20,658)	(15,036)

Total derivatives designated as hedging instruments(4)	$66,551	$(130,031)	$(63,480)

December 31, 2009
Derivatives designated as hedging instruments:
Interest rate contracts:
Cash flow hedges	$87,534	$(143,602)	$(56,068)
Fair value hedges	5,863	—	5,863

Total derivatives designated as hedging instruments(4)	$93,397	$(143,602)	$(50,205)

(1)	Reflected in the other assets line item on the consolidated balance sheet.
(2)	Reflected in the other liabilities line item on the consolidated balance sheet.
(3)	Represents derivative assets net of derivative liabilities for presentation purposes only.
(4)	There were no derivatives not designated as hedging instruments as of June 30, 2010 and December 31, 2009.

Cash Flow Hedges

The majority of the Company’s derivative instruments as of June 30, 2010 and December 31, 2009 were designated as cash flow hedges. These hedges, which include a combination of interest rate swaps, forward-starting swaps and purchased options, including caps and floors, are used primarily to reduce the variability of future cash flows associated with existing variable-rate assets and liabilities and forecasted issuances of liabilities.

The effective portion of changes in fair value of the derivative instruments that hedge cash flows is reported as a component of accumulated other comprehensive loss, net of tax in the consolidated balance sheet, for both active and terminated hedges. Amounts are then included in net operating interest income as a yield adjustment in the same period the hedged forecasted transaction affects earnings. The ineffective portion of changes in fair value of the derivative instrument is reported as a fair value adjustment in the gains on loans and securities, net line item in the consolidated statement of income (loss).

If it becomes probable that a hedged forecasted transaction will not occur, amounts included in accumulated other comprehensive loss related to the specific hedging instruments would be reclassified into the gains on loans and securities, net line item in the consolidated statement of income (loss). If hedge accounting is discontinued because a derivative instrument ceases to be a highly effective hedge; or is sold, terminated or de-designated, amounts included in accumulated other comprehensive loss related to the specific hedging instrument continue to be reported in other comprehensive income or loss until the forecasted transaction affects earnings. Derivative instruments no longer in hedging relationships continue to be recorded at fair value with changes in fair value being reported in the gains on loans and securities, net line item in the consolidated statement of income (loss).

The future issuances of liabilities, including repurchase agreements, are largely dependent on the market demand and liquidity in the wholesale borrowings market. As of June 30, 2010, the Company believes the forecasted issuance of all debt in cash flow hedge relationships is probable. However, unexpected changes in market conditions in future periods could impact the ability to issue this debt. The Company believes the forecasted issuance of debt in the form of repurchase agreements is most susceptible to an unexpected change in market conditions.

The following table summarizes information related to the Company’s interest rate contracts in cash flow hedge relationships, hedging variable-rate assets and liabilities and the forecasted issuances of liabilities (dollars in thousands):

		Fair Value			Weighted-Average
	Notional Amount	Asset	Liability	Net	Pay Rate	Receive Rate	Strike Rate	Remaining Life (Years)
June 30, 2010
Pay-fixed interest rate swaps:
Repurchase agreements	$600,000	$—	$(55,625)	$(55,625)	4.05%	0.54%	N/A	8.88
FHLB advances	450,000	—	(47,328)	(47,328)	4.19%	0.54%	N/A	8.64
Purchased interest rate forward-starting swaps:
Repurchase agreements	100,000	—	(6,420)	(6,420)	3.79%	N/A	N/A	10.11
Purchased interest rate options: (1)
Caps	2,485,000	12,677	—	12,677	N/A	N/A	4.22%	3.09
Floors	900,000	48,252	—	48,252	N/A	N/A	6.36%	2.49

Total cash flow hedges	$4,535,000	$60,929	$(109,373)	$(48,444)	4.08%	0.54%	4.79%	4.44

December 31, 2009
Pay-fixed interest rate swaps:
Repurchase agreements	$1,565,000	$—	$(125,954)	$(125,954)	4.87%	0.26%	N/A	9.68
FHLB advances	530,000	—	(17,648)	(17,648)	4.32%	0.25%	N/A	8.11
Purchased interest rate forward-starting swaps:
Repurchase agreements	200,000	2,031	—	2,031	3.88%	N/A	N/A	10.09
Purchased interest rate options: (1)
Caps	2,185,000	36,233	—	36,233	N/A	N/A	4.76%	3.42
Floors	1,900,000	49,270	—	49,270	N/A	N/A	6.43%	1.46

Total cash flow hedges	$6,380,000	$87,534	$(143,602)	$(56,068)	4.66%	0.25%	5.54%	4.97

(1)	Caps are used to hedge repurchase agreements. Floors are used to hedge home equity lines of credit.

Additionally, the Company enters into forward purchase and sale agreements, which are considered cash flow hedges, when the terms of the commitments exactly match the terms of the securities purchased or sold. As of June 30, 2010, there were no forward contracts accounted for as cash flow hedges.

Related to derivative instruments accounted for as cash flow hedges, the following table shows: 1) amounts recorded in accumulated other comprehensive loss; 2) amount of ineffectiveness recorded in earnings; 3) the notional amount and fair value of terminated derivative instruments for the periods presented; and 4) the amortization of terminated derivative instruments included in net operating interest income (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Impact on accumulated other comprehensive loss (net of tax):
Beginning balance	$(301,055)	$(375,290)	$(278,548)	$(417,489)
Unrealized gains (losses), net	(76,078)	61,427	(109,973)	96,809
Reclassifications into earnings, net	11,317	7,912	22,705	14,729

Ending balance	$(365,816)	$(305,951)	$(365,816)	$(305,951)

Cash flow hedge ineffectiveness(1)(2)	$(61)	$441	$(231)	$391

Derivatives terminated during the period:
Notional	$1,050,000	$300,000	$2,295,000	$1,090,000
Fair value of net losses recognized in accumulated other comprehensive loss	$(32,765)	$(33,347)	$(169,008)	$(128,869)
Amortization of terminated interest rate swaps and options included in net operating interest income	$(14,197)	$(10,516)	$(26,819)	$(19,340)

(1)

The amount of ineffectiveness recorded in earnings for cash flow hedges is equal to the excess of the cumulative change in the fair value of the actual derivative over the cumulative change in the fair value of a hypothetical derivative which is created to match the exact terms of the underlying instruments being hedged.

(2)	The cash flow hedge ineffectiveness is reflected in the gains on loans and securities, net line item on the statement of consolidated income (loss).

During the upcoming twelve months, the Company expects to include a pre-tax amount of approximately $28.1 million of net unrealized losses that are currently reflected in accumulated other comprehensive loss in net operating interest income as a yield adjustment in the same periods in which the related items affect earnings. The losses accumulated in other comprehensive loss on terminated derivative instruments will be included in net operating interest income over the periods the related items will affect earnings, ranging from 1 day to approximately 12 years.

The following table shows the balance in accumulated other comprehensive loss attributable to open cash flow hedges and discontinued cash flow hedges (dollars in thousands):

	As of June 30,
	2010	2009
Accumulated other comprehensive loss balance (net of tax) related to:
Open cash flow hedges	$(71,303)	$(87,485)
Discontinued cash flow hedges	(294,513)	(218,466)

Total cash flow hedges	$(365,816)	$(305,951)

The following table shows the balance in accumulated other comprehensive loss attributable to cash flow hedges by type of hedged item (dollars in thousands):

	As of June 30,
	2010	2009
Repurchase agreements	$(499,353)	$(457,023)
FHLB advances	(141,873)	(113,999)
Home equity lines of credit	53,328	74,102
Other	(739)	3,962

Total balance of cash flow hedges before tax	(588,637)	(492,958)
Tax benefit	222,821	187,007

Total balance of cash flow hedges, net of tax	$(365,816)	$(305,951)

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

The following table summarizes information related to the Company’s interest rate contracts in fair value hedge relationships (dollars in thousands):

		Fair Value			Weighted-Average
	Notional Amount	Asset	Liability	Net	Pay Rate	Receive Rate	Strike Rate	Remaining Life (Years)
June 30, 2010
Pay-fixed interest rate swaps:
U.S. Treasury securities and agency debentures	$369,130	$—	$(20,658)	$(20,658)	3.63%	0.36%	N/A	9.74
Receive-fixed interest rate swaps:
Corporate debt	225,000	5,622	—	5,622	4.10%	7.38%	N/A	3.21

Total fair value hedges	$594,130	$5,622	$(20,658)	$(15,036)	3.81%	3.02%	N/A	7.27

December 31, 2009
Receive-fixed interest rate swaps:
Corporate debt	$225,000	$5,863	$—	$5,863	3.82%	7.38%	N/A	3.72

Total fair value hedges	$225,000	$5,863	$—	$5,863	3.82%	7.38%	N/A	3.72

The following table summarizes the effect of interest rate contracts designated and qualifying as hedging instruments in fair value hedges and related hedged items on the consolidated statement of income (loss) (dollars in thousands):

	Three Months Ended		Three Months Ended
	June 30, 2010		June 30, 2009
	Hedging Instrument	Hedged Item	Hedging Instrument	Hedged Item
U.S. Treasury securities and agency debentures	$(25,786)	$25,240	$—	$—
Corporate debt	(1,399)	1,399	(5,751)	5,751

Total gains (losses) included in earnings	$(27,185)	$26,639	$(5,751)	$5,751

	Six Months Ended		Six Months Ended
	June 30, 2010		June 30, 2009
	Hedging Instrument	Hedged Item	Hedging Instrument	Hedged Item
U.S. Treasury securities and agency debentures	$(25,611)	$25,032	$—	$—
Corporate debt	(241)	241	(6,730)	6,730
Brokered certificates of deposit	—	—	(8)	8

Total gains (losses) included in earnings	$(25,852)	$25,273	$(6,738)	$6,738

There was $0.5 million and $0.6 million in fair value hedge ineffectiveness for the three and six months ended June 30, 2010, respectively, and no fair value hedge ineffectiveness for the three and six months ended June 30, 2009. The fair value hedge ineffectiveness is reflected in the gains on loans and securities, net line item.

NOTE 8—DEPOSITS

Deposits are summarized as follows (dollars in thousands):

	Weighted-Average Rate		Amount		Percentage to Total
	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009
Sweep deposit accounts (1)	0.07%	0.07%	$13,788,444	$12,551,497	58.0%	49.0%
Complete savings accounts	0.40%	0.50%	7,222,890	9,704,045	30.4	37.9
Other money market and savings accounts	0.24%	0.29%	1,092,777	1,183,392	4.6	4.6
Certificates of deposits	1.80%	1.69%	786,889	1,215,780	3.3	4.8
Checking accounts	0.11%	0.19%	761,998	813,663	3.2	3.2
Brokered certificates of deposits	4.42%	4.51%	115,371	129,344	0.5	0.5

Total deposits	0.26%	0.35%	$23,768,369	$25,597,721	100.0%	100.0%

(1)	A sweep product transfers brokerage customer balances to banking subsidiaries, which hold these funds as customer deposits in FDIC insured demand deposits and money market deposit accounts.

The Company sold approximately $1 billion of savings accounts to Discover Financial Services in March 2010.

NOTE 9—SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND FHLB ADVANCES AND OTHER BORROWINGS

The maturities of and total borrowings at June 30, 2010 and total borrowings at December 31, 2009 are shown below (dollars in thousands):

		FHLB Advances and Other Borrowings
	Repurchase Agreements(1)	FHLB Advances	Other	Total	Weighted Average Interest Rate
Years Ending December 31,
2010	$3,326,331	$500,000	$19,646	$3,845,977	0.25%
2011	1,624,835	—	111	1,624,946	0.55%
2012	100,000	350,000	—	450,000	0.84%
2013	100,000	—	—	100,000	2.24%
2014	200,000	320,000	—	520,000	4.72%
Thereafter	900,000	1,133,600	427,460	2,461,060	3.26%

Total borrowings at June 30, 2010	$6,251,166	$2,303,600	$447,217	$9,001,983	1.44%

Total borrowings at December 31, 2009	$6,441,875	$2,303,600	443,359	$9,188,834	1.43%

(1)	The maximum amount at any month end for repurchase agreements was $6.5 billion for the six months ended June 30, 2010 and $7.2 billion for the year ended December 31, 2009.

NOTE 10—CORPORATE DEBT

The Company’s corporate debt by type is shown below (dollars in thousands):

June 30, 2010	Face Value	Discount	Fair Value Adjustment(1)	Net
Interest-bearing notes:
Senior notes:
8% Notes, due 2011	$3,644	$—	$—	$3,644
7 3/8 % Notes, due 2013	414,665	(2,933)	19,115	430,847
7 7/8 % Notes, due 2015	243,177	(1,621)	10,246	251,802

Total senior notes	661,486	(4,554)	29,361	686,293
12 1/2 % Springing lien notes, due 2017	930,230	(183,942)	7,809	754,097

Total interest-bearing notes	1,591,716	(188,496)	37,170	1,440,390
Non-interest-bearing debt:
0% Convertible debentures, due 2019	709,909	—	—	709,909

Total corporate debt	$2,301,625	$(188,496)	$37,170	$2,150,299

December 31, 2009	Face Value	Discount	Fair Value Adjustment(1)	Net
Interest-bearing notes:
Senior notes:
8% Notes, due 2011	$3,644	$—	$—	$3,644
7 3/8 % Notes, due 2013	414,665	(3,390)	21,473	432,748
7 7/8 % Notes, due 2015	243,177	(1,770)	11,225	252,632

Total senior notes	661,486	(5,160)	32,698	689,024
12 1/2 % Springing lien notes, due 2017	930,230	(189,838)	8,334	748,726

Total interest-bearing notes	1,591,716	(194,998)	41,032	1,437,750
Non-interest-bearing debt:
0% Convertible debentures, due 2019	1,020,941	—	—	1,020,941

Total corporate debt	$2,612,657	$(194,998)	$41,032	$2,458,691

(1)	The fair value adjustment is related to changes in fair value of the debt while in a fair value hedge relationship.

As a result of the Company’s 1-for-10 reverse stock split during the second quarter of 2010, the Class A and Class B convertible debentures are convertible into the Company’s common stock at a conversion rate of $10.34 and $15.51, respectively, per $1,000 principal amount.

As of June 30, 2010, $1.0 billion of the Class A convertible debentures and $2.1 million of the Class B convertible debentures had been converted into 99.6 million shares and 0.1 million shares, respectively, of the Company’s common stock. The previously disclosed converted shares have been adjusted to reflect the reverse stock split.

NOTE 11—INCOME TAXES

During the six months ended June 30, 2010, the Company recognized a net increase of $80.2 million for unrecognized tax benefits. The total amount of unrecognized tax benefits as of June 30, 2010 and December 31,

2009 was $138.9 million and $58.7 million, respectively. A reconciliation of the beginning and ending amount of unrecognized tax benefits as of June 30, 2010 and December 31, 2009 are as follows (dollars in thousands):

	June 30, 2010	December 31, 2009
Unrecognized tax benefits, beginning of period	$58,696	$64,655
Additions based on tax positions related to prior years	84,958	2,783
Additions based on tax positions related to current year	—	2,293
Reductions based on tax positions related to prior years	(375)	(1,229)
Reductions based on tax positions related to current year	(1,118)	(8,159)
Settlements with taxing authorities	(2,700)	(681)
Statute of limitations lapses	(560)	(966)

Unrecognized tax benefits, end of period	$138,901	$58,696

At June 30, 2010, $116.5 million (net of federal benefits on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. The majority of additional unrecognized tax benefit recorded during the first half of 2010 related to the Company’s recapitalization transactions in 2009.

NOTE 12—SHAREHOLDERS’ EQUITY

The activity in shareholders’ equity during the six months ended June 30, 2010 is summarized as follows (dollars in thousands):

	Common Stock / Additional Paid- In Capital	Accumulated Deficit / Other Comprehensive Loss	Total
Beginning balance, December 31, 2009	$6,277,051	$(2,527,496)	$3,749,555
Net loss	—	(12,761)	(12,761)
Conversions of convertible debentures	311,033	—	311,033
Claims settlement under Section 16(b)	35,000	—	35,000
Net change from available-for-sale securities	—	146,675	146,675
Net change from cash flow hedging instruments	—	(87,268)	(87,268)
Other(1)	6,403	(8,202)	(1,799)

Ending balance, June 30, 2010	$6,629,487	$(2,489,052)	$4,140,435

(1)	Other includes employee stock compensation accounting and changes in accumulated other comprehensive loss from foreign currency translation.

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

Preferred Stock

On March 30, 2010, the Company amended its Certificate of Incorporation to eliminate the designation of the Series A Preferred Stock and Series B Participating Cumulative Preferred Stock.

Reverse Stock Split

In the second quarter of 2010, after approval by the Company’s stockholders at the Company’s 2010 Annual Meeting, a 1-for-10 reverse stock split of the Company’s common stock became effective. All prior periods have been adjusted to reflect the reverse stock split.

Conversions of Convertible Debentures

During the three and six months ended June 30, 2010, $250.2 million and $311.0 million of the Company’s convertible debentures were converted into 24.2 million and 30.1 million shares of common stock, respectively. For further details on the convertible debentures, see Note 10—Corporate Debt.

NOTE 13—EARNINGS (LOSS) PER SHARE

The following table is a reconciliation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Basic:
Numerator:
Net income (loss)	$35,076	$(143,237)	$(12,761)	$(375,922)

Denominator:
Basic weighted-average shares outstanding	211,642	66,207	201,972	61,521

Diluted:
Numerator:
Net income (loss)	$35,076	$(143,237)	$(12,761)	$(375,922)

Denominator:
Basic weighted-average shares outstanding	211,642	66,207	201,972	61,521
Effect of dilutive securities:
Weighted-average options and restricted stock issued to employees	555	—	—	—
Weighted-average convertible debentures	76,953	—	—	—

Diluted weighted-average shares outstanding	289,150	66,207	201,972	61,521

Per share:
Basic earnings (loss) per share	$0.17	$(2.16)	$(0.06)	$(6.11)

Diluted earnings (loss) per share	$0.12	$(2.16)	$(0.06)	$(6.11)

For the three and six months ended June 30, 2010 and 2009, the Company excluded the following shares from the calculations of diluted earnings (loss) per share as the effect would have been anti-dilutive (shares in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Shares excluded as a result of the Company’s net loss:
Stock options and restricted stock awards and units	N/A	0.6	0.8	0.5
Convertible debentures	N/A	—	86.4	—
Other stock options and restricted stock awards and units	2.9	2.8	2.8	3.3

Total	2.9	3.4	90.0	3.8

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

As of June 30, 2010, all of the Company’s broker-dealer subsidiaries met minimum net capital requirements. Total required net capital was $0.1 billion at June 30, 2010. In addition, the Company’s broker-dealer subsidiaries had excess net capital of $0.6 billion at June 30, 2010.

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

Quantitative measures established by regulation to ensure capital adequacy require E*TRADE Bank to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets and Tier I capital to adjusted total assets. As shown in the table below, at both June 30, 2010 and December 31, 2009, the OTS categorized E*TRADE Bank as “well capitalized” under the regulatory framework for prompt corrective action. However, events beyond management’s control, such as a continued deterioration in residential real estate and credit markets, could adversely affect future earnings and E*TRADE Bank’s ability to meet its future capital requirements.

E*TRADE Bank’s actual and required capital amounts and ratios are presented in the table below (dollars in thousands):

	Actual		Minimum Required to be Well Capitalized Under Prompt Corrective Action Provisions				Excess Capital
	Amount	Ratio	Amount		Ratio
June 30, 2010:
Total capital to risk-weighted assets	$3,161,799	14.68%	>$	2,153,395	>	10.0%	$1,008,404
Tier I capital to risk-weighted assets	$2,886,099	13.40%	>$	1,292,037	>	6.0%	$1,594,062
Tier I capital to adjusted total assets	$2,913,335	7.27%	>$	2,003,311	>	5.0%	$910,024
December 31, 2009:
Total capital to risk-weighted assets	$3,102,618	14.08%	>$	2,203,492	>	10.0%	$899,126
Tier I capital to risk-weighted assets	$2,818,370	12.79%	>$	1,322,095	>	6.0%	$1,496,275
Tier I capital to adjusted total assets	$2,860,312	6.69%	>$	2,136,752	>	5.0%	$723,560

NOTE 15—COMMITMENTS, CONTINGENCIES AND OTHER REGULATORY MATTERS

Legal Matters

Litigation Matters

On October 27, 2000, Ajaxo, Inc. (“Ajaxo”) filed a complaint in the Superior Court for the State of California, County of Santa Clara. Ajaxo sought damages and certain non-monetary relief for the Company’s alleged breach of a non-disclosure agreement with Ajaxo pertaining to certain wireless technology that Ajaxo offered the Company as well as damages and other relief against the Company for their alleged misappropriation of Ajaxo’s trade secrets. Following a jury trial, a judgment was entered in 2003 in favor of Ajaxo against the Company for $1.3 million for breach of the Ajaxo non-disclosure agreement. Although the jury also found in favor of Ajaxo on its claim against the Company for misappropriation of trade secrets, the trial court subsequently denied Ajaxo’s requests for additional damages and relief. On December 21, 2005, the California Court of Appeal affirmed the above-described award against the Company for breach of the nondisclosure agreement but remanded the case to the trial court for the limited purpose of determining what, if any, additional damages Ajaxo may be entitled to as a result of the jury’s previous finding in favor of Ajaxo on its claim against the Company for misappropriation of trade secrets. Although the Company paid Ajaxo the full amount due on the above-described judgment, the case, consistent with the rulings issued by the Court of Appeal, was remanded back to the trial court, and on May 30, 2008, a jury returned a verdict in favor of the Company denying all claims raised and demands for damages against the Company. Following the trial court’s filing of entry of judgment in favor of the Company on September 5, 2008, Ajaxo filed post-trial motions for vacating this entry of judgment and requesting a new trial. On November 4, 2008, the trial court denied these motions. On December 2, 2008, Ajaxo filed a notice of appeal with the Court of Appeal of the State of California for the Sixth District. Oral argument on the appeal was heard on July 15, 2010. The parties await a decision. The Company will continue to vigorously defend itself and oppose Ajaxo’s appeal.

On October 11, 2006, a state class action was filed by Nikki Greenberg on her own behalf and on behalf of all those similarly situated plaintiffs, in the Superior Court for the State of California, County of Los Angeles on behalf of all customers or consumers who allegedly made or received telephone calls from the Company that were recorded without their knowledge or consent. On February 7, 2008, class certification was granted and the class defined to consist of (1) all persons in California who received telephone calls from the Company and whose calls were recorded without their consent within three years of October 11, 2006, and (2) all persons who made calls from California to the Beverly Hills branch of the Company on August 8, 2006. Plaintiffs sought to recover unspecified monetary damages plus injunctive relief, including punitive and exemplary damages, interest, attorneys’ fees and costs. On October 16, 2009, the court granted final approval of the parties’ proposed settlement agreement. Objectors to the court’s order granting final approval of the parties’ settlement agreement filed notices of appeal which were subsequently dismissed on January 26, 2010. The Company paid the settlement amount to the Claims Administrator on March 5, 2010. The action is substantially concluded but will remain open through final administration of the settlement.

On October 2, 2007, a class action complaint alleging violations of the federal securities laws was filed in the United States District Court for the Southern District of New York against the Company and its then Chief Executive Officer and Chief Financial Officer, Mitchell H. Caplan and Robert J. Simmons by Larry Freudenberg on his own behalf and on behalf of others similarly situated (the “Freudenberg Action”). On July 17, 2008, the trial court consolidated this action with four other purported class actions, all of which were filed in the United States District Court for the Southern District of New York and which were based on the same facts and circumstances. On January 16, 2009, plaintiffs served their consolidated amended class action complaint in which they also named Dennis Webb, the Company’s former Capital Markets Division President as a defendant. Plaintiffs contend, among other things, that the value of the Company’s stock between April 19, 2006 and November 9, 2007 was artificially inflated because defendants issued materially false and misleading statements and failed to disclose that the Company was experiencing a rise in delinquency rates in its mortgage and home equity portfolios; failed to timely record an impairment on its mortgage and home equity portfolios; materially overvalued its securities portfolio, which included assets backed by mortgages; and based on the foregoing, lacked a reasonable basis for the positive statements made about the Company’s earnings and prospects. Plaintiffs seek to recover damages in an amount to be proven at trial, including interest and attorneys’ fees and costs. Defendants filed their motion to dismiss on April 2, 2009, and briefing on defendants’ motion to dismiss was completed on August 31, 2009. On May 11, 2010, the Court issued an order denying defendants’ motion to dismiss. The Company filed an Answer to the Complaint on June 25, 2010. Discovery is expected to continue until June 17, 2011. The Company intends to vigorously defend itself against these claims.

On August 15, 2008, Ronald M. Tate as trustee of the Ronald M. Tate Trust Dtd 4/13/88, and George Avakian filed an action in the United States District Court for the Southern District of New York against the Company, Mitchell H. Caplan and Robert J. Simmons based on the same facts and circumstances, and containing the same claims, as the Freudenberg consolidated actions discussed above. By agreement of the parties and approval of the court, the Tate action has been consolidated with the Freudenberg consolidated actions for the purpose of pre-trial discovery. Plaintiffs seek to recover damages in an amount to be proven at trial, including interest, attorneys’ and expert fees and costs. As a result of the decision in Freudenberg discussed above, Plaintiffs filed their amended complaint on July 12, 2010. Defendants’ motion to dismiss the amended complaint must be filed no later than September 10, 2010. The Company intends to vigorously defend itself against these claims.

Based upon the same facts and circumstances alleged in the Freudenberg consolidated actions above, a verified shareholder derivative complaint was filed in the United States District Court for the Southern District of New York on October 4, 2007 by Catherine Rubery, against the Company and its then Chief Executive Officer, President/Chief Operating Officer, Chief Financial Officer and individual members of its board of directors. Plaintiff alleges, among other things, causes of action for breach of fiduciary duty, waste of corporate assets, unjust enrichment, and violation of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The above federal shareholder derivative complaint has been consolidated with another shareholder derivative complaint brought by shareholder Marilyn Clark in the same court and against the same named defendants. Three similar derivative actions, based on the same facts and circumstances as the federal derivative actions, but alleging exclusively state causes of action, have been filed in the Supreme Court of the State of New York, New York County and have been ordered consolidated in that court. In these state derivative actions, plaintiffs Frank Fosbre, Brian Kallinen and Alexander Guiseppone filed a consolidated amended complaint on March 23, 2009. Plaintiffs in the foregoing actions seek unspecified monetary damages against the Individual Defendants in favor of the Company, plus an injunction compelling changes to the Company’s Corporate Governance policies. As a result of the decision denying the motion to dismiss in Freudenberg discussed above, the stay on this action was lifted and defendants moved to dismiss the amended complaint on July 12, 2010. Final briefings on that motion are due October 25, 2010. By agreement of the parties and approval of the respective courts, further proceedings in both these federal and state derivative actions will continue to trail those in the federal securities class actions discussed above.

On April 2, 2008, a class action complaint alleging violations of the federal securities laws was filed by John W. Oughtred on his own behalf and on behalf of all others similarly situated in the United States District Court for the Southern District of New York against the Company. Plaintiff contends, among other things, that the Company committed various sales practice violations in the sale of certain auction rate securities to investors between April 2, 2003, and February 13, 2008 by allegedly misrepresenting that these securities were highly liquid and safe investments for short term investing. On December 18, 2008, plaintiffs filed their first amended class action complaint. Defendants filed their pending motion to dismiss plaintiffs’ amended complaint on February 5, 2009, and briefing on defendants’ motion to dismiss was completed on April 15, 2009. Plaintiffs seek to recover damages in an amount to be proven at trial, or, in the alternative, rescission of auction rate securities purchases, plus interest and attorney’s fees and costs. On March 18, 2010, the District Court dismissed the complaint without prejudice. On April 22, 2010, Plaintiffs amended their complaint. The Company has moved to dismiss the amended complaint. The Company intends to continue to vigorously defend itself against the claims raised in this action.

Prior to Lehman Brothers’ declaration of bankruptcy in September 2008, E*TRADE Bank was a counterparty to interest rate derivative contracts with a subsidiary of Lehman Brothers. The declaration of bankruptcy by Lehman Brothers triggered an event of default and early termination under E*TRADE Bank’s International Swap Dealers Association Master Agreement. As of the date of the event of default, E*TRADE Bank’s net amount due to the Lehman Brothers subsidiary was approximately $101 million, the majority of which was collateralized by securities held by or on behalf of the Lehman Brothers subsidiary. In April 2010, E*TRADE Bank reached an agreement with Lehman Brothers to pay its remaining obligations to Lehman’s bankruptcy estate.

On February 3, 2010, a class action complaint was filed in the United States District Court for the Northern District of California against E*TRADE Securities LLC by Joseph Roling on his own behalf and on behalf of all others similarly situated. The lead plaintiff alleges that E*TRADE Securities LLC unlawfully charged and collected certain account activity fees from its customers. Claimant, on behalf of himself and the putative class, asserts breach of contract, unjust enrichment and violation of California Civil Code Section 1671 and seeks equitable and injunctive relief for alleged illegal, unfair and fraudulent practices under California’s Unfair Competition Law, California Business and Professional Code Section 17200 et seq. The plaintiff seeks, among other things, certification of the class action on behalf of alleged similarly situated plaintiffs, unspecified damages and restitution of amounts allegedly wrongfully collected by E*TRADE Securities LLC, attorneys fees and expenses and injunctive relief. The Company has moved to transfer venue on the case to the Southern District of New York. The Company intends to vigorously defend itself against the claims raised in this action.

On March 8, 2010, Lindsay Lohan filed a complaint in the New York Supreme Court, Nassau County, against E*TRADE Bank and E*TRADE Securities LLC. The Plaintiff alleges that E*TRADE’s television advertising made unauthorized use of her characterization and likeness in violation of Section 51 of the New York State Civil Rights Law. The Claimant seeks $100 million in damages. The Company’s motion to transfer venue to Supreme Court New York County has been granted. The Company’s motion to dismiss is pending. The Company intends to vigorously defend itself against these claims.

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

Beginning in approximately August 2008, representatives of various states attorneys general and FINRA initiated inquiries regarding the purchase of auction rate securities by E*TRADE Securities LLC’s customers. E*TRADE Securities LLC is cooperating with these inquiries. As of June 30, 2010, the total amount of auction rate securities held by all E*TRADE Securities LLC customers was approximately $153.5 million.

On January 19, 2010, the North Carolina Securities Division filed an administrative petition before the North Carolina Secretary of State against E*TRADE Securities LLC seeking to revoke the North Carolina securities dealer registration of E*TRADE Securities LLC or, alternatively, to suspend that registration until all North Carolina residents are made whole for their investments in auction rate securities purchased through E*TRADE Securities LLC. E*TRADE Securities LLC is defending that action. As of June 30, 2010, the total amount of auction rate securities held by North Carolina customers was approximately $1.3 million.

On July 21, 2010, the Colorado Division of Securities filed an administrative complaint in the Colorado Office of Administrative Courts against E*TRADE Securities LLC based upon purchases of auction rate securities through E*TRADE Securities LLC by Colorado residents. The complaint seeks to revoke, suspend, or otherwise impose conditions upon the Colorado broker-dealer license of E*TRADE Securities LLC. E*TRADE Securities LLC is defending that action. As of June 30, 2010, the total amount of auction rate securities held by Colorado customers was approximately $4.7 million.

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

Loans

The Company provides access to real estate loans for its customers through a third party company. This lending product is being offered as a convenience to the Company’s customers and is not one of its primary product offerings. The Company structured this arrangement to minimize the assumption of any of the typical risks commonly associated with mortgage lending. The third party company providing this product performs all processing and underwriting of these loans. Shortly after closing, the third party company purchases the loans from the Company and is responsible for the credit risk associated with these loans. The Company had $46.1 million in commitments to originate loans, $3.4 million in commitments to sell loans and no commitments to purchase loans at June 30, 2010.

Securities, Unused Lines of Credit and Certificates of Deposit

At June 30, 2010, the Company had commitments to purchase $0.5 billion and sell $0.5 billion in securities. In addition, the Company had approximately $0.7 billion of certificates of deposit scheduled to mature in less than one year and $1.1 billion of unfunded commitments to extend credit.

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

During the 30-year period prior to the redemption of the trust preferred securities, ETBH guarantees the accrued and unpaid distributions on these securities, as well as the redemption price of the securities and certain costs that may be incurred in liquidating, terminating or dissolving the trusts (all of which would otherwise be payable by the trusts). At June 30, 2010, management estimated that the maximum potential liability under this arrangement is equal to approximately $436.8 million or the total face value of these securities plus dividends, which may be unpaid at the termination of the trust arrangement.

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

In addition, the Company now reports FDIC insurance premiums expense in its balance sheet management segment. These expenses were previously reported in its trading and investing segment. Balance sheet management paid the trading and investing segment for the use of its deposits via a deposit transfer pricing arrangement and this payment included a reimbursement for the cost associated with FDIC insurance. This change did not impact the income (loss) before income taxes of either segment as the component of the deposit transfer pricing payment for FDIC insurance premiums expense was removed.

The Company’s segment financial information from prior periods has been reclassified in accordance with the new segment financial reporting.

Trading and investing includes:

•	trading and investing related brokerage products and services;

•	investor-focused banking products;

•	market-making; and

•	software and services for managing equity compensation plans.

Balance sheet management includes:

•	managing asset allocation and credit, liquidity and interest rate risk;

•	managing loans previously originated or purchased from third parties; and

•	managing customer cash and deposits.

Corporate/Other includes:

•	centrally managed functions including: finance, human resources, legal, compliance and risk management;

•	technology related costs incurred to support the centrally managed functions;

•	restructuring and other exit activities; and

•	corporate debt and corporate investments.

The Company evaluates the performance of its segments based on income (loss) before income taxes.

Financial information for the Company’s reportable segments is presented in the following tables (dollars in thousands):

	Three Months Ended June 30, 2010
	Trading and Investing	Balance Sheet Management	Corporate/ Other	Eliminations(1)	Total
Revenue:
Operating interest income	$209,299	$322,716	$4	$(150,239)	$381,780
Operating interest expense	(16,874)	(213,118)	—	150,239	(79,753)

Net operating interest income	192,425	109,598	4	—	302,027

Commissions	119,554	—	—	—	119,554
Fees and service charges	35,429	(225)	—	—	35,204
Principal transactions	28,706	—	—	—	28,706
Gains (losses) on loans and securities, net	—	48,945	(37)	—	48,908
Other-than-temporary impairment (“OTTI”)	—	(15,108)	—	—	(15,108)
Less: noncredit portion of OTTI recognized in other comprehensive income (before tax)	—	2,950	—	—	2,950

Net impairment	—	(12,158)	—	—	(12,158)
Other revenues	9,677	2,083	—	—	11,760

Total non-interest income	193,366	38,645	(37)	—	231,974

Total net revenue	385,791	148,243	(33)	—	534,001

Provision for loan losses	—	165,666	—	—	165,666
Operating expense:
Compensation and benefits	56,724	4,294	19,922	—	80,940
Clearing and servicing	18,584	19,557	—	—	38,141
Advertising and market development	29,777	—	—	—	29,777
FDIC insurance premiums	—	19,260	—	—	19,260
Communications	17,744	237	443	—	18,424
Professional services	12,082	370	7,028	—	19,480
Occupancy and equipment	16,182	699	733	—	17,614
Depreciation and amortization	15,262	322	6,417	—	22,001
Amortization of other intangibles	7,141	—	—	—	7,141
Facility restructuring and other exit activities	—	—	(1,853)	—	(1,853)
Other operating expenses	8,955	8,524	7,257	—	24,736

Total operating expense	182,451	53,263	39,947	—	275,661

Income (loss) before other income (expense) and income taxes	203,340	(70,686)	(39,980)	—	92,674
Other income (expense):
Corporate interest income	—	—	57	—	57
Corporate interest expense	—	—	(41,205)	—	(41,205)
Equity in income of investments and venture funds	—	—	733	—	733

Total other income (expense)	—	—	(40,415)	—	(40,415)

Income (loss) before income taxes	$203,340	$(70,686)	$(80,395)	$—	$52,259

(1)

Represents transactions between the trading and investing and balance sheet management segments, which include deposits and intercompany funds transfer pricing arrangements that match assets and liabilities with similar interest rate sensitivities and maturities.

	Three Months Ended June 30, 2009
	Trading and Investing	Balance Sheet Management	Corporate/ Other	Eliminations(1)	Total
Revenue:
Operating interest income	$220,210	$425,822	$33	$(160,547)	$485,518
Operating interest expense	(53,272)	(253,203)	—	160,547	(145,928)

Net operating interest income	166,938	172,619	33	—	339,590

Commissions	154,063	—	—	—	154,063
Fees and service charges	45,010	2,924	—	—	47,934
Principal transactions	22,693	—	—	—	22,693
Gains (losses) on loans and securities, net	(21)	73,243	(52)	—	73,170
Other-than-temporary impairment (“OTTI”)	—	(199,764)	—	—	(199,764)
Less: noncredit portion of OTTI recognized in other comprehensive income (before tax)	—	170,093	—	—	170,093

Net impairment	—	(29,671)	—	—	(29,671)
Other revenues	9,625	3,502	—	—	13,127

Total non-interest income	231,370	49,998	(52)	—	281,316

Total net revenue	398,308	222,617	(19)	—	620,906

Provision for loan losses	—	404,525	—	—	404,525
Operating expense:
Compensation and benefits	60,612	3,421	25,992	—	90,025
Clearing and servicing	22,161	21,911	—	—	44,072
Advertising and market development	24,983	3	—	—	24,986
FDIC insurance premiums	—	42,129	—	—	42,129
Communications	20,498	42	462	—	21,002
Professional services	8,635	1,062	11,777	—	21,474
Occupancy and equipment	17,832	741	1,399	—	19,972
Depreciation and amortization	16,254	198	4,763	—	21,215
Amortization of other intangibles	7,434	—	—	—	7,434
Facility restructuring and other exit activities	—	—	4,447	—	4,447
Other operating expenses	16,563	10,241	5,666	—	32,470

Total operating expense	194,972	79,748	54,506	—	329,226

Income (loss) before other income (expense) and income taxes	203,336	(261,656)	(54,525)	—	(112,845)
Other income (expense):
Corporate interest income	—	—	177	—	177
Corporate interest expense	—	—	(86,441)	—	(86,441)
Losses on sales of investments, net	—	—	(1,592)	—	(1,592)
Losses on early extinguishment of debt	—	(10,356)	—	—	(10,356)
Equity in loss of investments and venture funds	—	—	(439)	—	(439)

Total other income (expense)	—	(10,356)	(88,295)	—	(98,651)

Income (loss) before income taxes	$203,336	$(272,012)	$(142,820)	$—	$(211,496)

(1)

Represents transactions between the trading and investing and balance sheet management segments, which include deposits and intercompany funds transfer pricing arrangements that match assets and liabilities with similar interest rate sensitivities and maturities.

	Six Months Ended June 30, 2010
	Trading and Investing	Balance Sheet Management	Corporate/ Other	Eliminations(1)	Total
Revenue:
Operating interest income	$423,876	$675,006	$12	$(310,148)	$788,746
Operating interest expense	(37,810)	(438,660)	—	310,148	(166,322)

Net operating interest income	386,066	236,346	12	—	622,424

Commissions	232,806	—	—	—	232,806
Fees and service charges	76,658	776	—	—	77,434
Principal transactions	54,917	—	—	—	54,917
Gains (losses) on loans and securities, net	—	77,987	(33)	—	77,954
Other-than-temporary impairment (“OTTI”)	—	(29,632)	—	—	(29,632)
Less: noncredit portion of OTTI recognized in other comprehensive income (before tax)	—	8,822	—	—	8,822

Net impairment	—	(20,810)	—	—	(20,810)
Other revenues	21,105	4,674	—	—	25,779

Total non-interest income	385,486	62,627	(33)	—	448,080

Total net revenue	771,552	298,973	(21)	—	1,070,504

Provision for loan losses	—	433,645	—	—	433,645
Operating expense:
Compensation and benefits	119,535	7,605	41,010	—	168,150
Clearing and servicing	38,074	39,226	—	—	77,300
Advertising and market development	67,912	—	—	—	67,912
FDIC insurance premiums	—	38,575	—	—	38,575
Communications	37,461	466	944	—	38,871
Professional services	23,436	959	15,375	—	39,770
Occupancy and equipment	33,079	1,381	1,361	—	35,821
Depreciation and amortization	30,726	634	11,287	—	42,647
Amortization of other intangibles	14,283	—	—	—	14,283
Facility restructuring and other exit activities	—	—	1,520	—	1,520
Other operating expenses	17,959	16,119	12,070	—	46,148

Total operating expense	382,465	104,965	83,567	—	570,997

Income (loss) before other income (expense) and income taxes	389,087	(239,637)	(83,588)	—	65,862
Other income (expense):
Corporate interest income	—	—	80	—	80
Corporate interest expense	—	—	(82,248)	—	(82,248)
Gains on sales of investments, net	—	—	109	—	109
Equity in income of investments and venture funds	—	—	2,527	—	2,527

Total other income (expense)	—	—	(79,532)	—	(79,532)

Income (loss) before income taxes	$389,087	$(239,637)	$(163,120)	$—	$(13,670)

(1)

Represents transactions between the trading and investing and balance sheet management segments, which include deposits and intercompany funds transfer pricing arrangements that match assets and liabilities with similar interest rate sensitivities and maturities.

	Six Months Ended June 30, 2009
	Trading and Investing	Balance Sheet Management	Corporate/ Other	Eliminations(1)	Total
Revenue:
Operating interest income	$467,247	$870,088	$71	$(365,251)	$972,155
Operating interest expense	(151,223)	(567,931)	—	365,251	(353,903)

Net operating interest income	316,024	302,157	71	—	618,252

Commissions	279,689	—	—	—	279,689
Fees and service charges	90,065	4,584	—	—	94,649
Principal transactions	40,335	—	—	—	40,335
Gains (losses) on loans and securities, net	(53)	108,534	(21)	—	108,460
Other-than-temporary impairment (“OTTI”)	—	(218,547)	—	—	(218,547)
Less: noncredit portion of OTTI recognized in other comprehensive income (before tax)	—	170,093	—	—	170,093

Net impairment	—	(48,454)	—	—	(48,454)
Other revenues	18,519	6,799	—	—	25,318

Total non-interest income	428,555	71,463	(21)	—	499,997

Total net revenue	744,579	373,620	50	—	1,118,249

Provision for loan losses	—	858,488	—	—	858,488
Operating expense:
Compensation and benefits	121,964	6,278	45,955	—	174,197
Clearing and servicing	42,937	43,806	—	—	86,743
Advertising and market development	68,569	8	—	—	68,577
FDIC insurance premiums	—	54,841	—	—	54,841
Communications	41,526	91	946	—	42,563
Professional services	17,476	1,682	21,946	—	41,104
Occupancy and equipment	36,870	1,491	1,152	—	39,513
Depreciation and amortization	31,651	382	9,456	—	41,489
Amortization of other intangibles	14,870	—	—	—	14,870
Facility restructuring and other exit activities	—	—	4,335	—	4,335
Other operating expenses	25,379	19,542	10,057	—	54,978

Total operating expense	401,242	128,121	93,847	—	623,210

Income (loss) before other income (expense) and income taxes	343,337	(612,989)	(93,797)	—	(363,449)
Other income (expense):
Corporate interest income	—	—	601	—	601
Corporate interest expense	—	—	(173,756)	—	(173,756)
Losses on sales of investments, net	—	—	(2,025)	—	(2,025)
Losses on early extinguishment of debt	—	(13,355)	—	—	(13,355)
Equity in loss of investments and venture funds	—	—	(3,568)	—	(3,568)

Total other income (expense)	—	(13,355)	(178,748)	—	(192,103)

Income (loss) before income taxes	$343,337	$(626,344)	$(272,545)	$—	$(555,552)

(1)

Represents transactions between the trading and investing and balance sheet management segments, which include deposits and intercompany funds transfer pricing arrangements that match assets and liabilities with similar interest rate sensitivities and maturities.

Segment Assets

	Trading and Investing	Balance Sheet Management	Corporate/ Other/ Eliminations	Total

As of June 30, 2010	$8,081,751	$35,370,026	$895,303	$44,347,080
As of December 31, 2009	$9,047,604	$37,236,570	$1,082,311	$47,366,485

No single customer accounted for more than 10% of total net revenue for the three and six months ended June  30, 2010 and 2009.

NOTE 17—SUBSEQUENT EVENT

As of August 2, 2010, a total of $1.0 billion of the convertible debentures ($1.0 billion of the Class A convertible debentures and $2.1 million of the Class B convertible debentures) had been converted into 100.2 million shares of common equity. The remaining face value of the convertible debentures as of August 2, 2010 was approximately $705 million.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (“Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report, have concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

(b)	Our Chief Executive Officer and our Chief Financial Officer have evaluated the changes to the Company’s internal control over financial reporting that occurred during our last fiscal quarter ended June 30, 2010, as required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15, and have concluded that there were no such changes that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On October 27, 2000, Ajaxo, Inc. (“Ajaxo”) filed a complaint in the Superior Court for the State of California, County of Santa Clara. Ajaxo sought damages and certain non-monetary relief for the Company’s alleged breach of a non-disclosure agreement with Ajaxo pertaining to certain wireless technology that Ajaxo offered the Company as well as damages and other relief against the Company for their alleged misappropriation of Ajaxo’s trade secrets. Following a jury trial, a judgment was entered in 2003 in favor of Ajaxo against the Company for $1.3 million for breach of the Ajaxo non-disclosure agreement. Although the jury also found in favor of Ajaxo on its claim against the Company for misappropriation of trade secrets, the trial court subsequently denied Ajaxo’s requests for additional damages and relief. On December 21, 2005, the California Court of Appeal affirmed the above-described award against the Company for breach of the nondisclosure agreement but remanded the case to the trial court for the limited purpose of determining what, if any, additional damages Ajaxo may be entitled to as a result of the jury’s previous finding in favor of Ajaxo on its claim against the Company for misappropriation of trade secrets. Although the Company paid Ajaxo the full amount due on the above-described judgment, the case, consistent with the rulings issued by the Court of Appeal, was remanded back to the trial court, and on May 30, 2008, a jury returned a verdict in favor of the Company denying all claims raised and demands for damages against the Company. Following the trial court’s filing of entry of judgment in favor of the Company on September 5, 2008, Ajaxo filed post-trial motions for vacating this entry of judgment and requesting a new trial. On November 4, 2008, the trial court denied these motions. On December 2, 2008,

Ajaxo filed a notice of appeal with the Court of Appeal of the State of California for the Sixth District. Oral argument on the appeal was heard on July 15, 2010. The parties await a decision. The Company will continue to vigorously defend itself and oppose Ajaxo’s appeal.

On October 11, 2006, a state class action was filed by Nikki Greenberg on her own behalf and on behalf of all those similarly situated plaintiffs, in the Superior Court for the State of California, County of Los Angeles on behalf of all customers or consumers who allegedly made or received telephone calls from the Company that were recorded without their knowledge or consent. On February 7, 2008, class certification was granted and the class defined to consist of (1) all persons in California who received telephone calls from the Company and whose calls were recorded without their consent within three years of October 11, 2006, and (2) all persons who made calls from California to the Beverly Hills branch of the Company on August 8, 2006. Plaintiffs sought to recover unspecified monetary damages plus injunctive relief, including punitive and exemplary damages, interest, attorneys’ fees and costs. On October 16, 2009, the court granted final approval of the parties’ proposed settlement agreement. Objectors to the court’s order granting final approval of the parties’ settlement agreement filed notices of appeal which were subsequently dismissed on January 26, 2010. The Company paid the settlement amount to the Claims Administrator on March 5, 2010. The action is substantially concluded but will remain open through final administration of the settlement.

On October 2, 2007, a class action complaint alleging violations of the federal securities laws was filed in the United States District Court for the Southern District of New York against the Company and its then Chief Executive Officer and Chief Financial Officer, Mitchell H. Caplan and Robert J. Simmons by Larry Freudenberg on his own behalf and on behalf of others similarly situated (the “Freudenberg Action”). On July 17, 2008, the trial court consolidated this action with four other purported class actions, all of which were filed in the United States District Court for the Southern District of New York and which were based on the same facts and circumstances. On January 16, 2009, plaintiffs served their consolidated amended class action complaint in which they also named Dennis Webb, the Company’s former Capital Markets Division President as a defendant. Plaintiffs contend, among other things, that the value of the Company’s stock between April 19, 2006 and November 9, 2007 was artificially inflated because defendants issued materially false and misleading statements and failed to disclose that the Company was experiencing a rise in delinquency rates in its mortgage and home equity portfolios; failed to timely record an impairment on its mortgage and home equity portfolios; materially overvalued its securities portfolio, which included assets backed by mortgages; and based on the foregoing, lacked a reasonable basis for the positive statements made about the Company’s earnings and prospects. Plaintiffs seek to recover damages in an amount to be proven at trial, including interest and attorneys’ fees and costs. Defendants filed their motion to dismiss on April 2, 2009, and briefing on defendants’ motion to dismiss was completed on August 31, 2009. On May 11, 2010, the Court issued an order denying defendants’ motion to dismiss. The Company filed an Answer to the Complaint on June 25, 2010. Discovery is expected to continue until June 17, 2011. The Company intends to vigorously defend itself against these claims.

On August 15, 2008, Ronald M. Tate as trustee of the Ronald M. Tate Trust Dtd 4/13/88, and George Avakian filed an action in the United States District Court for the Southern District of New York against the Company, Mitchell H. Caplan and Robert J. Simmons based on the same facts and circumstances, and containing the same claims, as the Freudenberg consolidated actions discussed above. By agreement of the parties and approval of the court, the Tate action has been consolidated with the Freudenberg consolidated actions for the purpose of pre-trial discovery. Plaintiffs seek to recover damages in an amount to be proven at trial, including interest, attorneys’ and expert fees and costs. As a result of the decision in Freudenberg discussed above, Plaintiffs filed their amended complaint on July 12, 2010. Defendants’ motion to dismiss the amended complaint must be filed no later than September 10, 2010. The Company intends to vigorously defend itself against these claims.

Based upon the same facts and circumstances alleged in the Freudenberg consolidated actions above, a verified shareholder derivative complaint was filed in the United States District Court for the Southern District of New York on October 4, 2007 by Catherine Rubery, against the Company and its then Chief Executive Officer,

President/Chief Operating Officer, Chief Financial Officer and individual members of its board of directors. Plaintiff alleges, among other things, causes of action for breach of fiduciary duty, waste of corporate assets, unjust enrichment, and violation of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The above federal shareholder derivative complaint has been consolidated with another shareholder derivative complaint brought by shareholder Marilyn Clark in the same court and against the same named defendants. Three similar derivative actions, based on the same facts and circumstances as the federal derivative actions, but alleging exclusively state causes of action, have been filed in the Supreme Court of the State of New York, New York County and have been ordered consolidated in that court. In these state derivative actions, plaintiffs Frank Fosbre, Brian Kallinen and Alexander Guiseppone filed a consolidated amended complaint on March 23, 2009. Plaintiffs in the foregoing actions seek unspecified monetary damages against the Individual Defendants in favor of the Company, plus an injunction compelling changes to the Company’s Corporate Governance policies. As a result of the decision denying the motion to dismiss in Freudenberg discussed above, the stay on this action was lifted and defendants moved to dismiss the amended complaint on July 12, 2010. Final briefings on that motion are due October 25, 2010. By agreement of the parties and approval of the respective courts, further proceedings in both these federal and state derivative actions will continue to trail those in the federal securities class actions discussed above.

On April 2, 2008, a class action complaint alleging violations of the federal securities laws was filed by John W. Oughtred on his own behalf and on behalf of all others similarly situated in the United States District Court for the Southern District of New York against the Company. Plaintiff contends, among other things, that the Company committed various sales practice violations in the sale of certain auction rate securities to investors between April 2, 2003, and February 13, 2008 by allegedly misrepresenting that these securities were highly liquid and safe investments for short term investing. On December 18, 2008, plaintiffs filed their first amended class action complaint. Defendants filed their pending motion to dismiss plaintiffs’ amended complaint on February 5, 2009, and briefing on defendants’ motion to dismiss was completed on April 15, 2009. Plaintiffs seek to recover damages in an amount to be proven at trial, or, in the alternative, rescission of auction rate securities purchases, plus interest and attorney’s fees and costs. On March 18, 2010, the District Court dismissed the complaint without prejudice. On April 22, 2010, Plaintiffs amended their complaint. The Company has moved to dismiss the amended complaint. The Company intends to continue to vigorously defend itself against the claims raised in this action.

On October 17, 2007, the SEC initiated an informal inquiry into matters related to the Company’s mortgage loan and mortgage-related securities investment portfolios. The Company is cooperating fully with the SEC in this matter.

Beginning in approximately August 2008, representatives of various states attorneys general and FINRA initiated inquiries regarding the purchase of auction rate securities by E*TRADE Securities LLC’s customers. E*TRADE Securities LLC is cooperating with these inquiries. As of June 30, 2010, the total amount of auction rate securities held by all E*TRADE Securities LLC customers was approximately $153.5 million.

Prior to Lehman Brothers’ declaration of bankruptcy in September 2008, E*TRADE Bank was a counterparty to interest rate derivative contracts with a subsidiary of Lehman Brothers. The declaration of bankruptcy by Lehman Brothers triggered an event of default and early termination under E*TRADE Bank’s International Swap Dealers Association Master Agreement. As of the date of the event of default, E*TRADE Bank’s net amount due to the Lehman Brothers subsidiary was approximately $101 million, the majority of which was collateralized by securities held by or on behalf of the Lehman Brothers subsidiary. In April 2010, E*TRADE Bank reached an agreement with Lehman Brothers to pay its remaining obligations to Lehman’s bankruptcy estate.

On January 19, 2010, the North Carolina Securities Division filed an administrative petition before the North Carolina Secretary of State against E*TRADE Securities LLC seeking to revoke the North Carolina securities dealer registration of E*TRADE Securities LLC or, alternatively, to suspend that registration until all

North Carolina residents are made whole for their investments in auction rate securities purchased through E*TRADE Securities LLC. E*TRADE Securities LLC is defending that action. As of June 30, 2010, the total amount of auction rate securities held by North Carolina customers was approximately $1.3 million.

On July 21, 2010, the Colorado Division of Securities filed an administrative complaint in the Colorado Office of Administrative Courts against E*TRADE Securities LLC based upon purchases of auction rate securities through E*TRADE Securities LLC by Colorado residents. The complaint seeks to revoke, suspend, or otherwise impose conditions upon the Colorado broker-dealer license of E*TRADE Securities LLC. E*TRADE Securities LLC is defending that action. As of June 30, 2010, the total amount of auction rate securities held by Colorado customers was approximately $4.7 million.

On February 3, 2010, a class action complaint was filed in the United States District Court for the Northern District of California against E*TRADE Securities LLC by Joseph Roling on his own behalf and on behalf of all others similarly situated. The lead plaintiff alleges that E*TRADE Securities LLC unlawfully charged and collected certain account activity fees from its customers. Claimant, on behalf of himself and the putative class, asserts breach of contract, unjust enrichment and violation of California Civil Code Section 1671 and seeks equitable and injunctive relief for alleged illegal, unfair and fraudulent practices under California’s Unfair Competition Law, California Business and Professional Code Section 17200 et seq. The plaintiff seeks, among other things, certification of the class action on behalf of alleged similarly situated plaintiffs, unspecified damages and restitution of amounts allegedly wrongfully collected by E*TRADE Securities LLC, attorneys fees and expenses and injunctive relief. The Company has moved to transfer venue on the case to the Southern District of New York. The Company intends to vigorously defend itself against the claims raised in this action.

On March 8, 2010, Lindsay Lohan filed a complaint in the New York Supreme Court, Nassau County, against E*TRADE Bank and E*TRADE Securities LLC. The Plaintiff alleges that E*TRADE’s television advertising made unauthorized use of her characterization and likeness in violation of Section 51 of the New York State Civil Rights Law. The Claimant seeks $100 million in damages. The Company’s motion to transfer venue to Supreme Court New York County has been granted. The Company’s motion to dismiss is pending. The Company intends to vigorously defend itself against these claims.

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

The risk factor presented below is a new risk factor for the Company and should be considered in addition to all of the risk factors previously disclosed in our 2009 Annual Report on Form 10-K.

Recently enacted regulatory reform legislation may have a material impact on our operations and will impose holding company capital and activity requirements on us. If we are unable to meet these requirements, we could face negative regulatory consequences. Any such actions could have a material negative effect on our business.

On July 21, 2010, the President signed into law The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). This new law contains various provisions designed to enhance financial stability and to reduce the likelihood of another financial crisis and will significantly change the current bank regulatory structure for our Company and its thrift subsidiaries. The Dodd-Frank Act also requires various federal agencies to adopt a broad range of new implementing rules and regulations, the details, substance, and impact of which on us may not be known for months or years.

Under the legislation, the Office of Thrift Supervision (the “OTS”), the bank regulator for both the Company and its three thrift subsidiaries, is being eliminated within a 12 to 18 month period. Replacing the OTS as our new holding company regulator will be the Board of Governors of the Federal Reserve System, which assumes jurisdiction over all savings and loan holding companies. The primary Federal regulator for the Company’s thrifts, as well as all other Federal savings associations, will be the Comptroller of the Currency. The Dodd-Frank Act also creates a new independent regulatory body, the Consumer Financial Protection Bureau, which has been given broad rulemaking authority to implement the consumer protection laws that apply to banks and thrifts and to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau will also examine all banks and thrifts with total consolidated assets over $10 billion, including E*TRADE Bank, for compliance with all consumer protection laws and regulations.

For us, one of the most significant changes under the new law is that savings and loan holding companies such as our Company for the first time will become subject to the same capital and activity requirements as those applicable to bank holding companies. While the Dodd-Frank Act provides for a five year phase-in period for these new capital requirements, it requires holding companies like ours, as well as all of our thrift subsidiaries, to be both “well capitalized” and “well managed” in order to be able to engage in certain financial activities as soon as the OTS goes out of existence. We fully expect to meet these capital requirements and to have our Company and its thrift subsidiaries qualify as both “well capitalized” and “well managed” within the applicable phase in periods. However, if we are unable to satisfy these requirements, we could be subject to activity restrictions and other negative regulatory actions. In addition, it is possible that our regulators may impose more stringent capital and other prudential standards on us prior to the end of the five year phase in period.

It is difficult to predict at this time what other specific impacts the Dodd-Frank Act and the yet-to-be-written implementing rules and regulations may have on us. However, given that the legislation is likely to materially change the regulatory environment for the financial services industry in which we operate, we expect at a minimum that our compliance costs will increase.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

*3.1	Restated Certificate of Incorporation of E*TRADE Financial Corporation as currently in effect.

*31.1	Certification—Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification—Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification—Section 906 of the Sarbanes-Oxley Act of 2002

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

*	Filed herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 4, 2010

E*TRADE Financial Corporation (Registrant)

By	/S/ STEVEN J. FREIBERG
Steven J. Freiberg Chief Executive Officer (Principal Executive Officer)

By	/S/ BRUCE P. NOLOP
Bruce P. Nolop Chief Financial Officer (Principal Financial and Accounting Officer)