Form 10-Q
period 2010-09-30
E TRADE FINANCIAL CORP
filed 2010-11-03
CIK 1015780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-11921

E*TRADE Financial Corporation

(Exact Name of Registrant as Specified in its Charter)

Delaware	94-2844166
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

135 E. 57th Street, New York, New York 10022

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

As of November 1, 2010, there were 220,817,337 shares of common stock outstanding.

E*TRADE FINANCIAL CORPORATION

FORM 10-Q QUARTERLY REPORT

For the Quarter Ended September 30, 2010

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

OVERVIEW

Strategy

Our core business is our trading and investing customer franchise. Building on the strengths of this franchise, our growth strategy is focused on four areas: retail brokerage, corporate services and market making, wealth management, and banking.

First, our retail brokerage business is our foundation. We believe there are continued opportunities to expand our relationship sales, marketing, product, and service initiatives to grow our active trader and long-term investor customer bases.

Second, we are focused on growing our corporate services and market making businesses. Our corporate services business is a leading provider of software and services for managing equity compensation plans and is an important source of new retail brokerage accounts. Our market making business allows us to increase the economic benefit on the order flow from the retail brokerage as well as generate additional revenues from external customers.

Third, we plan to expand our wealth management offerings. Our vision is to provide online wealth management services that are enabled by innovative technology and supported by guidance from professionals when needed.

Fourth, we believe that our bank can play an important role in helping us optimize the value of the customer deposits that are generated by our retail brokerage business.

Our strategy also includes an intense focus on mitigating the credit losses in our legacy loan portfolio and maintaining disciplined expense management. In addition, we are focused on strengthening our capital structure, as evidenced by the recapitalization transactions executed in the second and third quarters of 2009. We believe these transactions significantly improved our capital structure and better position the Company for future growth.

Key Factors Affecting Financial Performance

Our financial performance is affected by a number of factors outside of our control, including:

•	customer demand for financial products and services;

•	weakness or strength of the residential real estate and credit markets;

•	performance, volume and volatility of the equity and capital markets;

•	customer perception of the financial strength of our franchise;

•	market demand and liquidity in the secondary market for mortgage loans and securities;

•	market demand and liquidity in the wholesale borrowings market, including securities sold under agreements to repurchase;

•	our ability to obtain regulatory approval to move capital from our bank to our parent company; and

•	changes to the rules and regulations governing the financial services industry.

In addition to the items noted above, our success in the future will depend upon, among other things:

•	continuing our success in the acquisition, growth and retention of trading customers;

•	our ability to generate meaningful growth in the long-term investing customer group;

•	our ability to assess and manage credit risk;

•	our ability to generate capital sufficient to meet our operating needs, particularly a level sufficient to offset loan losses;

•	our ability to assess and manage interest rate risk; and

•	disciplined expense control and improved operational efficiency.

Management monitors a number of metrics in evaluating the Company’s performance. The most significant of these are shown in the table and discussed in the text below:

	As of or For the Three Months Ended September 30,		Variance	As of or For the Nine Months Ended September 30,		Variance
	2010	2009	2010 vs. 2009	2010	2009	2010 vs. 2009
Customer Activity Metrics:(1)
Daily average revenue trades (“DARTs”)	126,530	180,465	(30)%	150,530	186,233	(19)%
Average commission per trade	$11.03	$11.65	(5)%	$11.16	$11.31	(1)%
Margin receivables (dollars in billions)	$4.6	$3.3	39%	$4.6	$3.3	39%
End of period brokerage accounts	2,656,702	2,639,282	1%	2,656,702	2,639,282	1%
Net new brokerage accounts	7,202	12,489	*	26,623	123,476	*
Customer assets (dollars in billions)	$159.4	$145.6	9%	$159.4	$145.6	9%
Net new brokerage assets (dollars in billions)	$1.4	$1.1	*	$5.7	$5.7	*
Brokerage related cash (dollars in billions)	$22.6	$19.7	15%	$22.6	$19.7	15%

Company Financial Metrics:
Corporate cash (dollars in millions)	$490.3	$501.1	(2)%	$490.3	$501.1	(2)%
E*TRADE Bank excess risk-based capital (dollars in millions)	$1,089.7	$985.4	11%	$1,089.7	$985.4	11%
Special mention loan delinquencies (dollars in millions)	$603.5	$827.9	(27)%	$603.5	$827.9	(27)%
Allowance for loan losses (dollars in millions)	$1,032.8	$1,214.5	(15)%	$1,032.8	$1,214.5	(15)%
Enterprise net interest spread	2.95%	2.82%	0.13%	2.94%	2.69%	0.25%
Enterprise interest-earning assets (average in billions)	$39.7	$44.3	(10)%	$41.0	$44.7	(8)%

*	Percentage not meaningful.
(1)	The prior periods presented have been updated to exclude international local brokerage activity.

Customer Activity Metrics

•	DARTs are the predominant driver of commissions revenue from our customers.

•	Average commission per trade is an indicator of changes in our customer mix, product mix and/or product pricing. As a result, this metric is impacted by the mix between our customer groups.

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

Significant Events in the Third Quarter of 2010

Expanded Research and Trading Tools

•

We introduced new research and trade idea generation tools that we believe will help our customers identify investment opportunities and make informed decisions. These new tools include market commentary from Dreyfus and Minyanville’s Buzz & Banter, a business and finance site.

Market Recognition

•

Our corporate services business rated highest in overall satisfaction and loyalty among broker plan administrators for full and partial outsourced stock plan administration by GROUP FIVE, an independent consulting and research firm, in their 2010 Stock Plan Administration Benchmarking Study.

Summary Financial Results (dollars in millions, except per share amounts)

	Three Months Ended September 30,		Variance	Nine Months Ended September 30,		Variance
	2010	2009	2010 vs. 2009	2010	2009	2010 vs. 2009
Net operating interest income	$298.9	$321.4	(7)%	$921.4	$939.6	(2)%
Commissions	$89.5	$144.5	(38)%	$322.3	$424.2	(24)%
Fees and services charges	$29.6	$50.3	(41)%	$107.0	$145.0	(26)%
Principal transactions	$21.5	$24.9	(14)%	$76.4	$65.2	17%
Total net revenue	$489.4	$575.3	(15)%	$1,559.9	$1,693.6	(8)%
Provision for loan losses	$152.0	$347.2	(56)%	$585.6	$1,205.7	(51)%
Operating margin	$70.5	$(73.6)	*	$136.4	$(437.1)	*
Net income (loss)	$8.4	$(854.7)	*	$(4.4)	$(1,230.6)	*
Diluted earnings (loss) per share	$0.03	$(6.74)	*	$(0.02)	$(14.73)	*

*	Percentage not meaningful.

EARNINGS OVERVIEW

During the three and nine months ended September 30, 2010, we generated net income of $8.4 million and incurred a net loss of $4.4 million, respectively. Our net income for the three months ended September 30, 2010 primarily resulted from income before income taxes of $158.0 million in our trading and investing segment, which was mostly offset by $152.0 million in provision for loan losses reported in our balance sheet management segment. Our net loss for the nine months ended September 30, 2010 was due primarily to income before income taxes of $547.1 million in our trading and investing segment, which was more than offset by $585.6 million in provision for loan losses reported in our balance sheet management segment. Although we expect provision for loan losses to continue at elevated levels in future periods, the level of provision for loan losses has declined for eight consecutive quarters. While we cannot state with certainty that this trend will continue, we believe it is a positive indicator that our loan portfolio has continued to improve.

The following sections describe in detail the changes in key operating factors and other changes and events that have affected our revenue, provision for loan losses, operating expense, other income (expense) and income tax expense (benefit).

Revenue

The components of net revenue and the resulting variances are as follows (dollars in millions):

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
			2010 vs. 2009				2010 vs. 2009
	2010	2009	Amount	%	2010	2009	Amount	%
Net operating interest income	$298.9	$321.4	$(22.5)	(7)%	$921.4	$939.6	$(18.2)	(2)%
Commissions	89.5	144.5	(55.0)	(38)%	322.3	424.2	(101.9)	(24)%
Fees and service charges	29.6	50.3	(20.7)	(41)%	107.0	145.0	(38.0)	(26)%
Principal transactions	21.5	24.9	(3.4)	(14)%	76.4	65.2	11.2	17%
Gains on loans and securities, net	46.9	42.0	4.9	12%	124.9	150.5	(25.6)	(17)%
Net impairment	(7.3)	(19.2)	11.9	*	(28.1)	(67.6)	39.5	*
Other revenues	10.3	11.4	(1.1)	(10)%	36.0	36.7	(0.7)	(2)%

Total non-interest income	190.5	253.9	(63.4)	(25)%	638.5	754.0	(115.5)	(15)%

Total net revenue	$489.4	$575.3	$(85.9)	(15)%	$1,559.9	$1,693.6	$(133.7)	(8)%

*	Percentage not meaningful.

Total net revenue decreased 15% to $489.4 million and 8% to $1.6 billion for the three and nine months ended September 30, 2010, respectively, compared to the same periods in 2009. This was driven by lower operating interest income, commissions, and fees and service charges, which was slightly offset by a decrease in net impairment. Additionally, the decrease for the nine months ended September 30, 2010 was also driven by lower gains on loans and securities, net compared to the same period in 2009.

Net Operating Interest Income

Net operating interest income decreased 7% to $298.9 million and 2% to $921.4 million for the three and nine months ended September 30, 2010, respectively, compared to the same periods in 2009. Net operating interest income is earned primarily through investing customer cash and deposits in interest-earning assets, which include: margin receivables, real estate loans, mortgage-backed securities and investment securities. The decrease in net operating interest income for the three and nine months ended September 30, 2010 was due primarily to decreases in our enterprise interest-earning assets, specifically loans and available-for-sale mortgage-backed securities.

The following table presents enterprise average balance sheet data and enterprise income and expense data for our operations, as well as the related net interest spread, yields and rates and has been prepared on the basis required by the SEC’s Industry Guide 3, “Statistical Disclosure by Bank Holding Companies” (dollars in millions):

	Three Months Ended September 30,
	2010			2009
	Average Balance	Operating Interest Inc./Exp.	Average Yield/ Cost	Average Balance	Operating Interest Inc./Exp.	Average Yield/ Cost
Enterprise interest-earning assets:
Loans(1)	$17,732.5	$212.3	4.79%	$22,527.4	$276.8	4.92%
Margin receivables	4,723.2	52.7	4.43%	3,197.9	37.8	4.69%
Available-for-sale mortgage-backed securities	9,256.4	67.8	2.93%	9,584.5	99.5	4.15%
Available-for-sale investment securities	3,592.6	19.0	2.12%	762.0	6.1	3.19%
Held-to-maturity securities	1,708.5	14.6	3.42%	—	—	—
Cash and equivalents(2)	2,033.9	1.1	0.21%	7,511.3	4.9	0.26%
Stock borrow and other	642.2	6.8	4.26%	704.6	11.8	6.68%

Total enterprise interest-earning assets	39,689.3	374.3	3.77%	44,287.7	436.9	3.94%

Non-operating interest-earning assets(3)	4,485.0			3,941.9

Total assets	$44,174.3			$48,229.6

Enterprise interest-bearing liabilities:
Retail deposits	$23,563.4	12.0	0.20%	$26,329.3	35.5	0.53%
Brokered certificates of deposit	115.1	1.5	5.17%	138.5	1.8	5.25%
Customer payables	4,125.0	1.6	0.16%	5,070.6	2.1	0.17%
Securities sold under agreements to repurchase	6,014.6	31.2	2.03%	6,445.2	44.9	2.72%
Federal Home Loan Bank (“FHLB”) advances and other borrowings	2,754.0	30.4	4.32%	3,015.9	33.8	4.39%
Stock loan and other	609.6	0.4	0.23%	571.4	0.5	0.36%

Total enterprise interest-bearing liabilities	37,181.7	77.1	0.82%	41,570.9	118.6	1.12%

Non-operating interest-bearing liabilities(4)	2,812.8			3,637.7

Total liabilities	39,994.5			45,208.6
Total shareholders’ equity	4,179.8			3,021.0

Total liabilities and shareholders’ equity	$44,174.3			$48,229.6

Excess of enterprise interest-earning assets over enterprise interest-bearing liabilities/Enterprise net interest income/Spread	$2,507.6	$297.2	2.95%	$2,716.8	$318.3	2.82%

Enterprise net interest margin (net yield on enterprise interest-earning assets)			3.00%			2.87%
Ratio of enterprise interest-earning assets to enterprise interest-bearing liabilities			106.74%			106.54%
Return on average:
Total assets			0.08%			(7.09)%
Total shareholders’ equity			0.80%			(113.31)%
Average equity to average total assets			9.46%			6.26%

Reconciliation from enterprise net interest income to net operating interest income (dollars in millions):

	Three Months Ended September 30,
	2010	2009
Enterprise net interest income(5)	$297.2	$318.3
Taxable equivalent interest adjustment	(0.3)	(0.3)
Customer cash held by third parties and other(6)	2.0	3.4

Net operating interest income	$298.9	$321.4

(1)	Nonaccrual loans are included in the respective average loan balances. Income on such nonaccrual loans is recognized on a cash basis.
(2)	Includes segregated cash balances.
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

(5)

Enterprise net interest income is taxable equivalent basis net operating interest income excluding corporate interest income and corporate interest expense, and interest earned on customer cash held by third parties. Management believes this non-GAAP measure is useful to analysts and investors as it is a measure of the net operating interest income generated by our operations.

(6)

Includes interest earned on average customer assets of $3.0 billion for both the three months ended September 30, 2010 and 2009 held by parties outside E*TRADE Financial, including third party money market funds and sweep deposit accounts at unaffiliated financial institutions.

	Nine Months Ended September 30,
	2010			2009
	Average Balance	Operating Interest Inc./Exp.	Average Yield/ Cost	Average Balance	Operating Interest Inc./Exp.	Average Yield/ Cost
Enterprise interest-earning assets:
Loans(1)	$18,827.0	$679.2	4.81%	$23,824.1	$882.7	4.94%
Margin receivables	4,410.8	147.4	4.47%	2,907.9	96.2	4.42%
Available-for-sale mortgage-backed securities	9,256.9	220.2	3.17%	10,845.2	352.8	4.34%
Available-for-sale investment securities	3,780.3	70.4	2.48%	382.9	11.4	3.96%
Held-to-maturity securities	620.8	15.9	3.41%	—	—	—
Cash and equivalents(2)	3,453.1	5.9	0.23%	6,092.8	15.3	0.34%
Stock borrow and other	663.7	20.5	4.12%	678.9	42.6	8.38%

Total enterprise interest-earning assets	41,012.6	1,159.5	3.77%	44,731.8	1,401.0	4.18%

Non-operating interest-earning assets(3)	4,334.6			3,850.9

Total assets	$45,347.2			$48,582.7

Enterprise interest-bearing liabilities:
Retail deposits	$24,163.1	45.1	0.25%	$26,588.8	179.5	0.90%
Brokered certificates of deposit	117.0	4.5	5.13%	214.9	8.3	5.16%
Customer payables	4,655.7	5.2	0.15%	4,455.2	7.0	0.21%
Securities sold under agreements to repurchase	6,238.4	96.7	2.04%	6,796.3	157.4	3.05%
Federal Home Loan Bank (“FHLB”) advances and other borrowings	2,754.2	90.6	4.34%	3,608.8	118.3	4.32%
Stock loan and other	610.5	1.3	0.28%	499.2	1.9	0.51%

Total enterprise interest-bearing liabilities	38,538.9	243.4	0.83%	42,163.2	472.4	1.49%

Non-operating interest-bearing liabilities(4)	2,817.1			3,690.0

Total liabilities	41,356.0			45,853.2
Total shareholders’ equity	3,991.2			2,729.5

Total liabilities and shareholders’ equity	$45,347.2			$48,582.7

Excess of enterprise interest-earning assets over enterprise interest-bearing liabilities/Enterprise net interest income/Spread	$2,473.7	$916.1	2.94%	$2,568.6	$928.6	2.69%

Enterprise net interest margin (net yield on enterprise interest-earning assets)			2.98%			2.77%
Ratio of enterprise interest-earning assets to enterprise interest-bearing liabilities			106.42%			106.09%
Return on average:
Total assets			(0.01)%			(3.38)%
Total shareholders’ equity			(0.15)%			(60.14)%
Average equity to average total assets			8.80%			5.62%

Reconciliation from enterprise net interest income to net operating interest income (dollars in millions):

	Nine Months Ended September 30,
	2010	2009
Enterprise net interest income(5)	$916.1	$928.6
Taxable equivalent interest adjustment	(0.8)	(1.8)
Customer cash held by third parties and other(6)	6.1	12.8

Net operating interest income	$921.4	$939.6

(1)	Nonaccrual loans are included in the respective average loan balances. Income on such nonaccrual loans is recognized on a cash basis.
(2)	Includes segregated cash balances.
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

(5)

Enterprise net interest income is taxable equivalent basis net operating interest income excluding corporate interest income and corporate interest expense, and interest earned on customer cash held by third parties. Management believes this non-GAAP measure is useful to analysts and investors as it is a measure of the net operating interest income generated by our operations.

(6)

Includes interest earned on average customer assets of $3.1 billion and $2.9 billion for the nine months ended September 30, 2010 and 2009, respectively, held by parties outside E*TRADE Financial, including third party money market funds and sweep deposit accounts at unaffiliated financial institutions.

Average enterprise interest-earning assets decreased 10% to $39.7 billion and 8% to $41.0 billion for the three and nine months ended September 30, 2010, respectively, compared to the same periods in 2009. This decrease was primarily a result of the decrease in our loans portfolio, available-for-sale mortgage-backed securities and cash and equivalents, partially offset by an increase in margin receivables, available-for-sale investment securities and held-to-maturity securities.

Average enterprise interest-bearing liabilities decreased 11% to $37.2 billion and 9% to $38.5 billion for the three and nine months ended September 30, 2010, respectively, compared to the same periods in 2009. The decrease in average enterprise interest-bearing liabilities was primarily due to a decrease in retail deposits and FHLB advances and other borrowings.

Enterprise net interest spread increased by 13 basis points to 2.95% and by 25 basis points to 2.94% for the three and nine months ended September 30, 2010, respectively, compared to the same periods in 2009. The increase for the three and nine months ended September 30, 2010 was largely driven by a decrease in the yields paid on our deposits and lower wholesale borrowing costs, partially offset by a decrease in higher yielding enterprise interest-earning assets.

Commissions

Commissions revenue decreased 38% to $89.5 million and 24% to $322.3 million for the three and nine months ended September 30, 2010, respectively, compared to the same periods in 2009. The main factors that affect our commissions revenue are DARTs, average commission per trade and the number of trading days during the period. Average commission per trade is impacted by different trade types (e.g. equities, options, fixed income, stock plan, exchange-traded funds, mutual funds and cross border) that can have different commission rates. Accordingly, changes in the mix of trade types will impact average commission per trade.

Our DART volume decreased 30% to 126,530 and 19% to 150,530 for the three and nine months ended September 30, 2010, respectively, compared to the same periods in 2009. Option-related DARTs as a percentage of our total DARTs represented 16% and 12% of trading volume for the nine months ended September 30, 2010 and 2009, respectively. Exchange-traded funds-related DARTs as a percentage of our total DARTs represented 10% and 14% of trading volume for the nine months ended September 30, 2010 and 2009, respectively.

Average commission per trade decreased 5% to $11.03 and 1% to $11.16 for the three and nine months ended September 30, 2010, respectively, compared to the same periods in 2009. The slight decrease in the average commission per trade was due primarily to the elimination of the $12.99 commission tier and the per share commission applied to market trades larger than 2,000 shares, which became effective in the second quarter of 2010. For the nine months ended September 30, 2010, this decrease was offset by an improvement in the product and customer mix when compared to the same period in 2009.

Fees and Service Charges

Fees and service charges decreased 41% to $29.6 million and 26% to $107.0 million for the three and nine months ended September 30, 2010, respectively, compared to the same periods in 2009. The decreases were primarily due to lower order flow revenue and the elimination of all account activity fees, which became effective in the second quarter of 2010.

Principal Transactions

Principal transactions decreased 14% to $21.5 million and increased 17% to $76.4 million for the three and nine months ended September 30, 2010, respectively, compared to the same periods in 2009. Our principal transactions revenue is derived primarily from our market making business in which we act as a market-maker for our brokerage customers’ orders as well as orders from third party customers. The decrease in principal transactions revenue for the three months ended September 30, 2010 was primarily due to decrease in our average revenue earned per share traded when compared to the same period in 2009. The increase in principal transactions revenue for the nine months ended September 30, 2010 was driven by an increase in the volume of orders from our third party customers which was partially offset by a decrease in our average revenue earned per share traded when compared to the same period in 2009.

Gains on Loans and Securities, Net

Gains on loans and securities, net were $46.9 million and $124.9 million for the three and nine months ended September 30, 2010, respectively, as shown in the following table (dollars in millions):

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
			2010 vs. 2009				2010 vs. 2009
	2010	2009	Amount	%	2010	2009	Amount	%
Gains on loans, net	$0.1	$(12.6)	$12.7	*	$6.3	$(12.5)	$18.8	*

Gains on available-for-sale securities, net	47.1	48.3	(1.2)	(3)%	119.4	157.1	(37.7)	(24)%
Gains (losses) on trading securities, net	(0.1)	6.2	(6.3)	*	0.2	5.4	(5.2)	(96)%
Hedge ineffectiveness	(0.2)	0.1	(0.3)	*	(1.0)	0.5	(1.5)	*

Gains on securities, net	46.8	54.6	(7.8)	(14)%	118.6	163.0	(44.4)	(27)%

Gains on loans and securities, net	$46.9	$42.0	$4.9	12%	$124.9	$150.5	$(25.6)	(17)%

*	Percentage not meaningful.

Net Impairment

We recognized $7.3 million and $28.1 million of net impairment during the three and nine months ended September 30, 2010, respectively, on certain securities in our non-agency CMO portfolio due to continued deterioration in the expected credit performance of the underlying loans in the securities. The gross OTTI and the noncredit portion of OTTI, which was or had been previously recorded through other comprehensive income (loss), are shown in the table below (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Other-than-temporary impairment (“OTTI”)	$(1.2)	$(9.3)	$(30.9)	$(227.8)
Less: noncredit portion of OTTI recognized in (out of) other comprehensive income (before tax)	(6.1)	(9.9)	2.8	160.2

Net impairment	$(7.3)	$(19.2)	$(28.1)	$(67.6)

Other Revenues

Other revenues decreased 10% to $10.3 million and 2% to $36.0 million for the three and nine months ended September 30, 2010, respectively, compared to the same periods in 2009. The decrease for the three and nine months ended September 30, 2010, was due to a decline in the income from the cash surrender value of our bank-owned life insurance. This decrease was partially offset for the nine months ended September 30, 2010 by the gain on the sale of approximately $1 billion in savings accounts to Discover Financial Services in the first quarter of 2010.

Provision for Loan Losses

Provision for loan losses decreased 56% to $152.0 million and 51% to $585.6 million for the three and nine months ended September 30, 2010, respectively, compared to the same periods in 2009. The decrease in our provision for loan losses was driven by lower levels of at-risk (30-179 days delinquent) loans in our one- to four-family and home equity loan portfolios. We believe the delinquencies in both of these portfolios were caused by several factors, including: significant continued home price depreciation; weak demand for homes and high inventories of unsold homes; significant contraction in the availability of credit; and a general decline in economic growth along with higher levels of unemployment. In addition, the combined impact of home price depreciation and the reduction of available credit made it increasingly difficult for borrowers to refinance existing loans. Although we expect these factors will cause the provision for loan losses to continue at elevated levels in future periods, the level of provision for loan losses has declined for eight consecutive quarters. While we cannot state with certainty that this trend will continue, we believe it is a positive indicator that our loan portfolio has continued to improve.

Operating Expense

The components of operating expense and the resulting variances are as follows (dollars in millions):

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
			2010 vs. 2009				2010 vs. 2009
	2010	2009	Amount	%	2010	2009	Amount	%
Compensation and benefits	$75.8	$98.0	$(22.2)	(23)%	$243.9	$272.2	$(28.3)	(10)%
Clearing and servicing	33.8	43.2	(9.4)	(22)%	111.1	130.0	(18.9)	(15)%
Advertising and market development	25.6	19.5	6.1	32%	93.5	88.0	5.5	6%
FDIC insurance premiums	19.8	20.0	(0.2)	(1)%	58.3	74.8	(16.5)	(22)%
Communications	17.5	20.5	(3.0)	(15)%	56.4	63.1	(6.7)	(11)%
Professional services	16.1	20.6	(4.5)	(22)%	55.9	61.7	(5.8)	(9)%
Occupancy and equipment	17.9	19.6	(1.7)	(9)%	53.7	59.1	(5.4)	(9)%
Depreciation and amortization	23.2	21.1	2.1	10%	65.9	62.6	3.3	5%
Amortization of other intangibles	7.1	7.4	(0.3)	(4)%	21.4	22.3	(0.9)	(4)%
Facility restructuring and other exit activities	2.9	2.5	0.4	18%	4.5	6.8	(2.3)	(35)%
Other operating expenses	27.2	29.3	(2.1)	(7)%	73.3	84.3	(11.0)	(13)%

Total operating expense	$266.9	$301.7	$(34.8)	(12)%	$837.9	$924.9	$(87.0)	(9)%

Operating expense decreased 12% to $266.9 million and 9% to $837.9 million for the three and nine months ended September 30, 2010, respectively, compared to the same periods in 2009. The fluctuation was driven by a decrease in variable compensation, clearing and servicing expense and FDIC insurance premiums, compared to the same periods in 2009.

Compensation and Benefits

Compensation and benefits decreased 23% to $75.8 million and 10% to $243.9 million for the three and nine months ended September 30, 2010, respectively, compared to the same periods in 2009. These decreases resulted primarily from lower variable compensation expense when compared to the same periods in 2009.

Clearing and Servicing

Clearing and servicing expense decreased 22% to $33.8 million and 15% to $111.1 million for the three and nine months ended September 30, 2010, respectively, compared to the same periods in 2009. This decrease resulted primarily from lower trading volumes and lower loan balances compared to the same periods in 2009.

Advertising and Market Development

Advertising and market development expense increased 32% to $25.6 million and 6% to $93.5 million for the three and nine months ended September 30, 2010, respectively, compared to the same periods in 2009. These fluctuations were due largely to the timing of our advertising expenditures during the comparable periods. We expect our advertising expenditures in 2010 to be modestly higher than our advertising expenditures in 2009.

FDIC Insurance Premiums

FDIC insurance premiums decreased 1% to $19.8 million and 22% to $58.3 million for the three and nine months ended September 30, 2010, respectively, compared to the same periods in 2009. The decrease was due primarily to an industry wide special assessment that resulted in an additional $21.6 million of expense in the second quarter of 2009. There were no similar assessments made during the three and nine months ended September 30, 2010.

Professional Services

Professional services decreased 22% to $16.1 million and 9% to $55.9 million for the three and nine months ended September 30, 2010, respectively, compared to the same periods in 2009. The decrease in the third quarter of 2010 was due primarily to a $6.0 million credit in connection with a legal settlement.

Other Operating Expenses

Other operating expenses decreased 7% to $27.2 million and 13% to $73.3 million for the three and nine months ended September 30, 2010, respectively, compared to the same periods in 2009. These decreases were due to a decrease in legal reserves during the three and nine months ended September 30, 2010, as well as a decrease in REO expense for the nine months ended September 30, 2010 when compared to the same periods in 2009.

Other Income (Expense)

Other income (expense) was an expense of $35.0 million and $114.5 million for the three and nine months ended September 30, 2010, respectively, compared to an expense of $1.1 billion and $1.3 billion for the three and nine months ended September 30, 2009, respectively, as shown in the following table (dollars in millions):

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
			2010 vs. 2009				2010 vs. 2009
	2010	2009	Amount	%	2010	2009	Amount	%
Corporate interest income	$6.1	$0.2	$5.9	*	$6.1	$0.8	$5.3	*
Corporate interest expense	(41.8)	(69.0)	27.2	(39)%	(124.0)	(242.8)	118.8	(49)%
Gains (losses) on sales of investments, net	1.7	—	1.7	*	1.8	(2.0)	3.8	*
Losses on early extinguishment of debt	—	(1,005.5)	1,005.5	(100)%	—	(1,018.8)	1,018.8	(100)%
Equity in income (loss) of investments and venture funds	(1.0)	(3.4)	2.4	(73)%	1.6	(7.0)	8.6	*

Total other income (expense)	$(35.0)	$(1,077.7)	$1,042.7	(97)%	$(114.5)	$(1,269.8)	$1,155.3	(91)%

*	Percentage not meaningful.

Total other income (expense) for the three and nine months ended September 30, 2010 primarily consisted of corporate interest expense resulting from our interest-bearing corporate debt. Corporate interest expense decreased 39% to $41.8 million and 49% to $124.0 million for the three and nine months ended September 30, 2010 compared to the same periods in 2009. This was due to the reduction in interest-bearing debt in connection with our Debt Exchange in the third quarter of 2009. The losses on early extinguishment of debt for the three and nine months ended September 30, 2009 were related primarily to the Debt Exchange. The loss on the Debt Exchange resulted from the de-recognition of the debt that was exchanged and the corresponding recognition of the newly-issued non-interest-bearing convertible debentures at fair value. Corporate interest income increased to $6.1 million for the three and nine months ended September 30, 2010 when compared to the same periods in 2009 due to a benefit of $6.0 million during the third quarter of 2010 in connection with a legal settlement.

Income Tax Expense (Benefit)

Income tax expense was $27.1 million and $26.2 million during the three and nine months ended September 30, 2010, respectively, compared to income tax benefits of $296.7 million and $476.3 million for the same periods in 2009. Our effective tax rates were 76.4% and 119.9% for the three and nine months ended September 30, 2010, respectively and (25.8)% and (27.9)% for the three and nine months ended September 30, 2009, respectively. The effective tax rates for the three and nine months ended September 30, 2010 were higher than the comparable periods in 2009 for two reasons: 1) our pre-tax income included items not deductible for tax purposes, predominantly about one-third of the interest expense on the 12 1/2% springing lien notes; and 2) our reported pre-tax income is relatively close to breakeven for the three and nine months ended September 30, 2010. As a result, our income subject to taxation is higher, resulting in an unusually high effective tax rate for the three and nine months ended September 30, 2010. We expect our effective tax rate to continue to be volatile in periods where our pre-tax income or loss is relatively close to breakeven.

Valuation Allowance

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

We did not establish a valuation allowance against our federal deferred tax assets as of September 30, 2010 as we believe that it is more likely than not that all of these assets will be realized. Our evaluation focused on identifying significant, objective evidence that we will be able to realize our deferred tax assets in the future. We reviewed the estimated future taxable income for our trading and investing and balance sheet management segments separately and determined that our net operating losses since 2007 are due solely to the credit losses in our balance sheet management segment. We believe these losses were caused by the crisis in the residential real estate and credit markets which significantly impacted our asset-backed securities and home equity loan portfolios in 2007 and continued to generate credit losses in 2008, 2009 and 2010. We estimate that these credit losses will continue in future periods; however, we ceased purchasing asset-backed securities and home equity loans which we believe are the root cause of these losses. Therefore, while we do expect credit losses to continue in future periods, we do expect these amounts to decline when compared to our credit losses in the three-year period ending in 2010. Our trading and investing segment generated substantial taxable income for each of the last six years and we estimate that it will continue to generate taxable income in future periods at a level sufficient to generate taxable income for the Company as a whole. We consider this to be significant, objective evidence that we will be able to realize our deferred tax assets in the future.

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

Our analysis of the need for a valuation allowance recognizes that we are in a cumulative book taxable loss position as of the three-year period ended September 30, 2010, which is considered significant and objective evidence that we may not be able to realize some portion of our deferred tax assets in the future. However, we believe we are able to rely on our forecasts of future taxable income and overcome the uncertainty created by the cumulative loss position.

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

We have maintained a valuation allowance for certain of our state deferred tax assets as it is more likely than not that they will not be realized. At December 31, 2009, we had a deferred tax asset of approximately $83.0 million that related to our state net operating loss carryforwards with a valuation allowance of $71.7 million against such deferred tax asset. We have reclassified approximately $53.5 million of this valuation allowance as unrecognized tax benefit during the nine-months ended September 30, 2010. The majority of the reclassified unrecognized tax benefit relates to the application of Internal Revenue Code Section 382 to state net operating losses.

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

Trading and Investing

The following table summarizes trading and investing financial information and key metrics as of and for the three and nine months ended September 30, 2010 and 2009 (dollars in millions, except for key metrics):

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
			2010 vs. 2009				2010 vs. 2009
	2010	2009	Amount	%	2010	2009	Amount	%
Net operating interest income	$187.9	$186.9	$1.0	1%	$574.0	$502.9	$71.1	14%
Commissions	89.5	144.5	(55.0)	(38)%	322.3	424.2	(101.9)	(24)%
Fees and service charges	29.0	49.7	(20.7)	(42)%	105.6	139.8	(34.2)	(24)%
Principal transactions	21.5	24.9	(3.4)	(14)%	76.4	65.2	11.2	17%
Other revenues	8.3	8.4	(0.1)	(2)%	29.4	27.0	2.4	9%

Total net revenue	336.2	414.4	(78.2)	(19)%	1,107.7	1,159.1	(51.4)	(4)%
Total operating expense	178.2	188.1	(9.9)	(5)%	560.6	589.4	(28.8)	(5)%

Trading and investing income before income taxes	$158.0	$226.3	$(68.3)	(30)%	$547.1	$569.7	$(22.6)	(4)%

Key Metrics:(1)
DARTs	126,530	180,465	(53,935)	(30)%	150,530	186,233	(35,703)	(19)%
Average commission per trade	$11.03	$11.65	$(0.62)	(5)%	$11.16	$11.31	$(0.15)	(1)%
Margin receivables (dollars in billions)	$4.6	$3.3	$1.3	39%	$4.6	$3.3	$1.3	39%
End of period brokerage accounts	2,656,702	2,639,282	17,420	1%	2,656,702	2,639,282	17,420	1%
Net new brokerage accounts	7,202	12,489	(5,287)	*	26,623	123,476	(96,853)	*
Customer assets (dollars in billions)	$159.4	$145.6	$13.8	9%	$159.4	$145.6	$13.8	9%
Net new brokerage assets (dollars in billions)	$1.4	$1.1	$0.3	*	$5.7	$5.7	$—	*
Brokerage related cash (dollars in billions)	$22.6	$19.7	$2.9	15%	$22.6	$19.7	$2.9	15%

*	Percentage not meaningful.
(1)	The prior periods presented have been updated to exclude international local activity.

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

Trading and investing income before income taxes decreased 30% to $158.0 million and 4% to $547.1 million for the three and nine months ended September 30, 2010, respectively, compared to the same periods in 2009. We continued to generate net new brokerage accounts, ending the quarter with 2.7 million accounts. Our brokerage related cash, which is one of our most profitable sources of funding, increased by $2.9 billion when compared to the same period in 2009. We believe these metrics are indicators of a brokerage business that is able to compete effectively in a volatile environment and we believe we are positioned for continued growth in our trading and investing segment.

Trading and investing net operating interest income remained flat at $187.9 million and increased 14% to $574.1 million for the three and nine months ended September 30, 2010, respectively, compared to the same periods in 2009. This increase was driven primarily by a decrease in yields paid on our deposits and an increase in the average balance of our margin receivables during the comparable periods.

Trading and investing commissions revenue decreased 38% to $89.5 million and 24% to $322.3 million for the three and nine months ended September 30, 2010, respectively, compared to the same periods in 2009. The decrease in commissions revenue was primarily the result of a decrease in DARTs of 30% to 126,530 and 19% to 150,530 for the three and nine months ended September 30, 2010, respectively, compared to the same periods in 2009. There was also a decrease in the average commission per trade due primarily to the elimination of the $12.99 commission tier and the per share commission applied to market trades larger than 2,000 shares, which became effective in the second quarter of 2010. For the nine months ended September 30, 2010, the decrease in average commission per trade was offset by an improvement in the product and customer mix when compared to the same period in 2009.

Trading and investing fees and service charges decreased 42% to $29.0 million and 24% to $105.6 million for the three and nine months ended September 30, 2010, respectively, compared to the same periods in 2009. The decreases were primarily due to lower order flow revenue and the elimination of all account activity fees, which became effective in the second quarter of 2010.

Trading and investing principal transactions decreased 14% to $21.5 million and increased 17% to $76.4 million for the three and nine months ended September 30, 2010, respectively, compared to the same periods in 2009. The decrease for the three months ended September 30, 2010 in principal transactions revenue was driven by a decrease in our average revenue earned per share traded when compared to the same period in 2009. The increase in principal transactions revenue for the nine months ended September 30, 2010 was driven by an increase in the volume of orders from our third party customers which was partially offset by a decrease in our average revenue earned per share traded when compared to the same period in 2009.

Trading and investing operating expense decreased 5% to $178.2 million and 5% to $560.6 million for the three and nine months ended September 30, 2010, respectively, compared to the same periods in 2009. The decrease for the three and nine months ended September 30, 2010 related primarily to a decrease in compensation and benefits, clearing and servicing, and communications expenses, which were partially offset by an increase in advertising and market development expense.

As of September 30, 2010, we had approximately 2.7 million brokerage accounts, 1.0 million stock plan accounts and 0.5 million banking accounts. For the three months ended September 30, 2010 and 2009, our brokerage products contributed 65% and 76%, respectively, and our banking products, which include sweep products, contributed 35% and 24%, respectively, of total trading and investing net revenue. For the nine months ended September 30, 2010 and 2009, our brokerage products contributed 67% and 78%, respectively, for both periods, and our banking products contributed 33% and 22%, respectively, of total trading and investing net revenue.

Balance Sheet Management

The following table summarizes balance sheet management financial information and key metrics as of and for the three and nine months ended September 30, 2010 and 2009 (dollars in millions):

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
			2010 vs. 2009				2010 vs. 2009
	2010	2009	Amount	%	2010	2009	Amount	%
Net operating interest income	$111.0	$134.5	$(23.5)	(17)%	$347.3	$436.7	$(89.4)	(20)%
Fees and service charges	0.6	0.6	—	*	1.4	5.2	(3.8)	(73)%
Gains on loans and securities, net	46.9	42.0	4.9	12%	124.9	150.5	(25.6)	(17)%
Net impairment	(7.3)	(19.2)	11.9	*	(28.1)	(67.6)	39.5	*
Other revenues	2.0	2.9	(0.9)	(31)%	6.7	9.7	(3.0)	(31)%

Total net revenue	153.2	160.8	(7.6)	(5)%	452.2	534.5	(82.3)	(15)%
Provision for loan losses	152.0	347.2	(195.2)	(56)%	585.6	1,205.7	(620.1)	(51)%
Total operating expense	54.3	58.3	(4.0)	(7)%	159.3	186.5	(27.2)	(15)%
Losses from early extinguishment of debt	—	37.2	(37.2)	(100)%	—	50.6	(50.6)	(100)%

Balance sheet management loss before income taxes	$(53.1)	$(281.9)	$228.8	(81)%	$(292.7)	$(908.3)	$615.6	(68)%

Key Metrics:
Special mention loan delinquencies	$603.5	$827.9	$(224.4)	(27)%	$603.5	$827.9	$(224.4)	(27)%
Allowance for loan losses	$1,032.8	$1,214.5	$(181.7)	(15)%	$1,032.8	$1,214.5	$(181.7)	(15)%
Allowance for loan losses as a % of gross loans receivable	6.03%	5.66%	*	0.37%	6.03%	5.66%	*	0.37%

*	Percentage not meaningful.

Our balance sheet management segment generates revenue from managing loans previously originated or purchased from third parties as well as our customer cash and deposit relationships to generate additional net operating interest income.

The balance sheet management segment reported a loss of $53.1 million and $292.7 million for the three and nine months ended September 30, 2010, respectively. The losses in the segment are due primarily to the provision for loan losses of $152.0 million and $585.6 million for the three and nine months ended September 30, 2010, respectively.

Gains on loans and securities, net were $46.9 million and $124.9 million for the three and nine months ended September 30, 2010, respectively, compared to $42.0 million and $150.5 million for the same periods in 2009. The gains on loans and securities, net were due primarily to gains on the sales of certain agency mortgage-backed securities during the three and nine months ended September 30, 2010.

We recognized $7.3 million and $28.1 million of net impairment during the three and nine months ended September 30, 2010, respectively, on certain securities in our non-agency CMO portfolio due to continued deterioration in the expected credit performance of the underlying loans in the securities. The net impairment included gross OTTI of $1.2 million and $30.9 million for the three and nine months ended September 30, 2010. Of the gross OTTI for the three and nine months ended September 30, 2010, $(6.1) million and $2.8 million, respectively, related to the noncredit portion of OTTI, which was or had been previously recorded through other comprehensive income.

Provision for loan losses decreased 56% to $152.0 million and 51% to $585.6 million for the three and nine months ended September 30, 2010, respectively, compared to the same periods in 2009. The decrease in the provision for loan losses was driven by lower levels of at-risk (30-179 days delinquent) loans in our one- to four-family and home equity loan portfolios.

Total balance sheet management operating expense decreased 7% to $54.3 million and 15% to $159.3 million for the three and nine months ended September 30, 2010, respectively, compared to the same periods in 2009. The decrease in operating expense for the three and nine months ended September 30, 2010 was due primarily to decreased clearing and servicing and other operating expenses. Additionally, the decrease in operating expense for the nine months ended September 30, 2010 was also due to a decrease in FDIC insurance premiums as a result of an industry wide assessment that resulted in an additional $21.6 million of expense in the second quarter of 2009. There were no similar assessments made during the three and nine months ended September 30, 2010.

Corporate/Other

The following table summarizes corporate/other financial information for the three and nine months ended September 30, 2010 and 2009 (dollars in millions):

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
			2010 vs. 2009				2010 vs. 2009
	2010	2009	Amount	%	2010	2009	Amount	%
Total net revenue	$0.0	$0.0	$0.0	*	$(0.0)	$0.1	$(0.1)	*

Compensation and benefits	17.7	30.9	(13.2)	(43)%	58.7	76.9	(18.2)	(24)%
Communications	0.4	0.5	(0.1)	(19)%	1.3	1.4	(0.1)	(7)%
Professional services	2.3	11.8	(9.5)	(80)%	17.7	33.7	(16.0)	(48)%
Occupancy and equipment	0.8	0.8	—	(2)%	2.2	2.0	0.2	10%
Depreciation and amortization	4.9	4.9	—	0%	16.2	14.3	1.9	13%
Facility restructuring and other exit activities	2.9	2.5	0.4	18%	4.5	6.8	(2.3)	(35)%
Other operating expenses	5.3	3.9	1.4	36%	17.4	14.0	3.4	25%

Total operating expense	34.3	55.3	(21.0)	(38)%	118.0	149.1	(31.1)	(21)%

Operating loss	(34.3)	(55.3)	21.0	(38)%	(118.0)	(149.0)	31.0	(21)%
Total other income (expense)	(35.0)	(1,040.5)	1,005.5	(97)%	(114.5)	(1,219.3)	1,104.8	(91)%

Corporate/other loss before income taxes	$(69.3)	$(1,095.8)	$1,026.5	(94)%	$(232.5)	$(1,368.3)	$1,135.8	(83)%

*	Percentage not meaningful.

Our corporate/other category includes costs that are centrally managed, technology related costs incurred to support centrally-managed functions, restructuring and other exit activities, corporate debt and corporate investments.

Our corporate/other loss before income taxes were losses of $69.3 million and $232.5 million for the three and nine months ended September 30, 2010, compared to losses of $1.1 billion and $1.4 billion, respectively, for the same periods in 2009. The losses for the three and nine months ended September 30, 2010 were due to total operating expenses of $34.3 million and $118.0 million, respectively, and corporate interest expense of $41.8 million and $124.0 million, respectively resulting from our interest-bearing corporate debt. Corporate interest expense decreased 39% to $41.8 million and 49% to $124.0 million for the three and nine months ended September 30, 2010 due to the reduction in interest-bearing debt in connection with our Debt Exchange in the third quarter of 2009.

BALANCE SHEET OVERVIEW

The following table sets forth the significant components of our consolidated balance sheet (dollars in millions):

			Variance
	September 30, 2010	December 31, 2009	2010 vs. 2009
			Amount	%
Assets:
Cash and equivalents	$3,130.4	$3,483.2	$(352.8)	(10)%
Cash and investments required to be segregated under federal or other regulations	636.4	1,545.3	(908.9)	(59)%
Securities(1)	15,277.0	13,358.0	1,919.0	14%
Margin receivables	4,559.9	3,827.2	732.7	19%
Loans, net	16,108.6	19,174.9	(3,066.3)	(16)%
Investment in FHLB stock	170.8	183.9	(13.1)	(7)%
Other(2)	5,385.5	5,794.0	(408.5)	(7)%

Total assets	$45,268.6	$47,366.5	$(2,097.9)	(4)%

Liabilities and shareholders’ equity:
Deposits	$24,167.5	$25,597.7	$(1,430.2)	(6)%
Wholesale borrowings(3)	8,664.0	9,188.8	(524.8)	(6)%
Customer payables	4,629.2	5,234.2	(605.0)	(12)%
Corporate debt	2,145.3	2,458.7	(313.4)	(13)%
Other liabilities	1,498.1	1,137.5	360.6	32%

Total liabilities	41,104.1	43,616.9	(2,512.8)	(6)%
Shareholders’ equity	4,164.5	3,749.6	414.9	11%

Total liabilities and shareholders’ equity	$45,268.6	$47,366.5	$(2,097.9)	(4)%

(1)	Includes balance sheet line items trading, available-for-sale and held-to-maturity securities.
(2)	Includes balance sheet line items property and equipment, net, goodwill, other intangibles, net and other assets.
(3)	Includes balance sheet line items securities sold under agreements to repurchase and FHLB advances and other borrowings.

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

Segregated cash declined by $0.9 billion during the nine months ended September 30, 2010. This decline was driven by both an increase in margin receivables and a decrease in customer payables. The increase in margin receivables of $0.7 billion was due to organic growth during the nine months ended September 30, 2010. The decrease in our customer payables was primarily a result of the movement of $0.8 billion in customer payables to sweep deposits during the second quarter of 2010.

Securities

Trading, available-for-sale and held-to-maturity securities are summarized as follows (dollars in millions):

			Variance
	September 30, 2010	December 31, 2009	2010 vs. 2009
			Amount	%
Trading securities	$60.9	$38.3	$22.6	59%

Available-for-sale securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$9,363.5	$8,966.9	$396.6	4%
Non-agency CMOs and other	392.1	375.1	17.0	5%

Total residential mortgage-backed securities	9,755.6	9,342.0	413.6	4%
Investment securities	2,932.3	3,977.7	(1,045.4)	(26)%

Total available-for-sale securities	$12,687.9	$13,319.7	$(631.8)	(5)%

Held-to-maturity securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$1,894.8	$—	$1,894.8	*
Investment securities	633.4	—	633.4	*

Total held-to-maturity securities	$2,528.2	$—	$2,528.2	*

Total securities	$15,277.0	$13,358.0	$1,919.0	14%

*	Percentage not meaningful.

Securities represented 34% and 28% of total assets at September 30, 2010 and December 31, 2009, respectively. The increase in securities was due primarily to the purchase of $2.5 billion agency mortgage-backed securities and CMOs and agency investment securities classified as held-to-maturity securities. We classified these securities as held-to-maturity to better match the investment of our sweep deposits. The increase in held-to-maturity securities was partially offset by a decrease in available-for-sale investment securities related to the sale or call of agency debentures.

Loans, Net

Loans, net are summarized as follows (dollars in millions):

			Variance
	September 30, 2010	December 31, 2009	2010 vs. 2009
			Amount	%
Loans held-for-sale	$6.4	$7.9	$(1.5)	(19)%
One- to four-family	8,690.7	10,567.1	(1,876.4)	(18)%
Home equity	6,745.9	7,769.7	(1,023.8)	(13)%
Consumer and other	1,560.5	1,841.3	(280.8)	(15)%
Unamortized premiums, net	137.9	171.6	(33.7)	(20)%
Allowance for loan losses	(1,032.8)	(1,182.7)	149.9	(13)%

Total loans, net	$16,108.6	$19,174.9	$(3,066.3)	(16)%

Loans, net decreased 16% to $16.1 billion at September 30, 2010 from $19.2 billion at December 31, 2009. This decline was due primarily to our strategy of reducing balance sheet risk by allowing our loan portfolio to pay down, which we plan to do for the foreseeable future. In addition, during the second quarter of 2010, we securitized or sold approximately $232 million of our one- to four-family loans through transactions with Fannie Mae, which resulted in a gain of $6.5 million. For the foreseeable future, we do not plan to securitize or sell any of our remaining one- to four-family loans in our held-for-investment portfolio.

Deposits

Deposits are summarized as follows (dollars in millions):

			Variance
	September 30, 2010	December 31, 2009	2010 vs. 2009
			Amount	%
Sweep deposit accounts	$14,825.5	$12,551.5	$2,274.0	18%
Complete savings accounts	6,864.0	9,704.0	(2,840.0)	(29)%
Other money market and savings accounts	1,080.9	1,183.4	(102.5)	(9)%
Checking accounts	745.7	813.7	(68.0)	(8)%
Certificates of deposits	536.6	1,215.8	(679.2)	(56)%
Brokered certificates of deposit	114.8	129.3	(14.5)	(11)%

Total deposits	$24,167.5	$25,597.7	$(1,430.2)	(6)%

Deposits represented 59% of total liabilities at both September 30, 2010 and December 31, 2009. At September 30, 2010, 95% of our customer deposits were covered by FDIC insurance. Deposits generally provide us the benefit of lower interest costs compared with wholesale funding alternatives. The decrease in deposits of $1.4 billion during the nine months ended September 30, 2010 was due primarily to a decrease of $2.8 billion in complete savings accounts, partially offset by an increase of $2.3 billion in sweep deposit accounts. The decrease in complete savings accounts included the impact of the sale of approximately $1 billion of savings accounts to Discover Financial Services, which occurred in March 2010. The savings accounts sold were predominantly with customers not affiliated with an active brokerage account. The increase in sweep deposit accounts was driven primarily by the movement of $0.8 billion in customer payables to sweep deposits during the second quarter of 2010.

The deposits balance is a component of the total customer cash and deposits balance reported as a customer activity metric of $31.9 billion and $33.8 billion at September 30, 2010 and December 31, 2009, respectively. The total customer cash and deposits balance is summarized as follows (dollars in millions):

			Variance
	September 30, 2010	December 31, 2009	2010 vs. 2009
			Amount	%
Deposits	$24,167.5	$25,597.7	$(1,430.2)	(6)%
Less: brokered certificates of deposit	(114.8)	(129.3)	14.5	(11)%

Retail deposits	24,052.7	25,468.4	(1,415.7)	(6)%
Customer payables	4,629.2	5,234.2	(605.0)	(12)%
Customer cash balances held by third parties and other	3,181.0	3,132.8	48.2	2%

Total customer cash and deposits	$31,862.9	$33,835.4	$(1,972.5)	(6)%

Wholesale Borrowings

Wholesale borrowings, which consist of securities sold under agreements to repurchase and FHLB advances and other borrowings are summarized as follows (dollars in millions):

			Variance
	September 30, 2010	December 31, 2009	2010 vs. 2009
			Amount	%
Securities sold under agreements to repurchase	$5,907.9	$6,441.9	$(534.0)	(8)%

FHLB advances	$2,303.6	$2,303.6	$—	0%
Subordinated debentures	427.5	427.4	0.1	0%
Other	25.0	15.9	9.1	57%

Total FHLB advances and other borrowings	$2,756.1	$2,746.9	$9.2	0%

Total wholesale borrowings	$8,664.0	$9,188.8	$(524.8)	(6)%

Wholesale borrowings represented 21% of total liabilities at both September 30, 2010 and December 31, 2009. Securities sold under agreements to repurchase and FHLB advances are the primary wholesale funding sources of the Bank. As a result, we expect these balances to fluctuate over time as our deposits and our interest-earning assets fluctuate.

Corporate Debt

Corporate debt by type is shown as follows (dollars in millions):

	Face Value	Discount	Fair Value Adjustment	Net
September 30, 2010
Interest-bearing notes:
Senior notes:
8% Notes, due 2011	$3.6	$—	$—	$3.6
7 3/8% Notes, due 2013	414.7	(2.7)	16.5	428.5
7 7/8% Notes, due 2015	243.2	(1.6)	9.8	251.4

Total senior notes	661.5	(4.3)	26.3	683.5
12 1/2% Springing lien notes, due 2017	930.2	(180.8)	7.6	757.0

Total interest-bearing notes	1,591.7	(185.1)	33.9	1,440.5
Non-interest-bearing debt:
0% Convertible debentures, due 2019	704.8	—	—	704.8

Total corporate debt	$2,296.5	$(185.1)	$33.9	$2,145.3

	Face Value	Discount	Fair Value Adjustment	Net
December 31, 2009
Interest-bearing notes:
Senior notes:
8% Notes, due 2011	$3.6	$—	$—	$3.6
7 3/8% Notes, due 2013	414.7	(3.4)	21.5	432.8
7 7/8% Notes, due 2015	243.2	(1.8)	11.2	252.6

Total senior notes	661.5	(5.2)	32.7	689.0
12 1/2% Springing lien notes, due 2017	930.2	(189.8)	8.4	748.8

Total interest-bearing notes	1,591.7	(195.0)	41.1	1,437.8
Non-interest-bearing debt:
0% Convertible debentures, due 2019	1,020.9	—	—	1,020.9

Total corporate debt	$2,612.6	$(195.0)	$41.1	$2,458.7

As of November 1, 2010, a cumulative total of $1.0 billion of our convertible debentures had been converted, including $5.1 million in the third quarter of 2010 and $0.9 million during the fourth quarter of 2010 through November 1, 2010. Our total common shares outstanding were 221 million and the remaining face value of the convertible debt was approximately $704 million as of November 1, 2010.

Shareholders’ Equity

The activity in shareholders’ equity during the nine months ended September 30, 2010 is summarized as follows (dollars in millions):

	Common Stock/ Additional Paid-In Capital	Accumulated Deficit/Other Comprehensive Loss	Total
Beginning balance, December 31, 2009	$6,277.1	$(2,527.5)	$3,749.6
Net loss	—	(4.4)	(4.4)
Conversions of convertible debentures	316.1	—	316.1
Claims settlement under Section 16(b)	35.0	—	35.0
Net change from available-for-sale securities	—	169.7	169.7
Net change from cash flow hedging instruments	—	(107.8)	(107.8)
Other(1)	10.3	(4.0)	6.3

Ending balance, September 30, 2010	$6,638.5	$(2,474.0)	$4,164.5

(1)	Other includes employee stock compensation accounting and changes in accumulated other comprehensive loss from foreign currency translation.

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

Capital is generated primarily through our business operations and our capital market activities. Our trading and investing segment has been profitable and a generator of capital for the past six years and we expect that trend to continue. In recent periods, our provision for loan losses, which is reported in the balance sheet management segment, has more than offset the capital generated by both of our segments. While we cannot state this with certainty, we believe that this trend will reverse in the foreseeable future and our business operations will again be a consistent generator of capital. The primary business operations of both our trading and investing and balance sheet management segments are contained within E*TRADE Bank; therefore, we believe a key indicator of the capital generated or used in our business operations is the level of regulatory capital in E*TRADE Bank. During the nine months ended September 30, 2010, E*TRADE Bank generated an additional $191 million of risk-based capital in excess of the level our regulators define as well-capitalized. While we do not expect E*TRADE Bank to generate risk-based capital in every quarter, we believe this is a positive indicator that the regulatory capital in E*TRADE Bank is sufficient to meet its operating needs.

Financial Regulatory Reform Legislation and Basel III Accords

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law on July 21, 2010 and includes comprehensive changes to the financial services industry. Under the Dodd-Frank Act, our primary regulator, the OTS, will be abolished and its functions and personnel distributed among the Office of the Comptroller of the Currency (the “OCC”), FDIC and the Federal Reserve. Although the Dodd-Frank Act maintains the federal thrift charter, it eliminates certain benefits of the charter and imposes new penalties for failure to comply with the qualified thrift lender test. The Dodd-Frank Act also requires all companies, including savings and loan holding companies that directly or indirectly control an insured depository institution to serve as a source of strength for the institution.

We believe the majority of the changes in the Dodd-Frank Act will have no material impact on our business. However, we believe the implementation of holding company capital requirements is relevant to us as the parent company is not currently subject to capital requirements. We fully expect that our holding company capital ratios will exceed the “well capitalized” minimums well in advance of the requirements and we have no plans to raise additional capital as a result of this new law. Our confidence in our ability to meet these requirements is reinforced by: our trajectory toward sustainable profitability; anticipated additional conversions of our convertible debt; and the utilization of our deferred tax asset as we deliver profitable results.

The current risk-based capital guidelines that apply to E*TRADE Bank are based upon the 1988 capital accord of the International Basel Committee on Banking Supervision (“BCBS”), a committee of central banks and bank supervisors, as implemented by the U.S. federal banking agencies; including the OTS. On September 12, 2010, the Group of Governors and Heads of Supervision (“GHOS”), the oversight body of the BCBS, announced agreement on the calibration and phase-in arrangements for a strengthened set of capital requirements, known as the Basel III Accords. The final package of Basel III Accords will be submitted to the Seoul G20 Leaders Summit in November 2010 for endorsement by G20 leaders and then will be subject to individual adoption by member nations, including the U.S. beginning January 1, 2013. The GHOS agreement is intended to strengthen the prudential standards for large and internationally active banks and is not directly applicable to us; however, it may impact how the U.S. regulators implement the Dodd-Frank Act for other banking institutions, including the possibility of higher capital requirements. The full impact of the GHOS agreement on the regulatory requirements to which we will be subject is unclear, and will remain unknown for at least some time until implementing capital regulations are proposed and adopted. We will continue to monitor the ongoing rule-making process to assess both the timing and the impact of the Dodd-Frank Act and Basel III Accords on our business.

Consolidated Cash and Equivalents

The consolidated cash and equivalents balance decreased by $0.4 billion to $3.1 billion for the nine months ended September 30, 2010. The majority of this balance is cash held in regulated subsidiaries, primarily the Bank, outlined as follows (dollars in millions):

	September 30, 2010	December 31, 2009	Variance
			2010 vs. 2009
Corporate cash	$490.3	$393.2	$97.1
Bank cash	2,581.8	2,863.2	(281.4)
International brokerage and other cash	58.3	275.8	(217.5)
Less:
Cash reported in other assets(1)	—	(49.0)	49.0

Total consolidated cash	$3,130.4	$3,483.2	$(352.8)

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

Cash and Equivalents Held in the Reserve Fund

On January 29, 2010, we received a distribution from The Reserve Primary Fund in the amount of $49.8 million. This distribution resulted in a gain of $0.8 million in the first quarter of 2010 as the pro-rata distribution was greater than what we originally estimated we would receive. This gain was recorded in the gains on loans and securities, net and gains (losses) on sales of investments, net line items on the consolidated statement of income (loss). On July 17, 2010, we received another distribution from The Reserve Primary Fund in the amount of $3.1 million, which was recorded as a gain in the third quarter of 2010. Following this distribution, the remaining balance due to us from the fund is $7.3 million. Given the losses incurred by the fund and the fund’s plan for distribution, we are uncertain of the amount of this remaining balance, if any, that we will receive in future distributions. If we do receive any additional distributions, they will be recorded as a gain as we fully reserved the remaining amounts due from the fund in prior periods.

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

We maintain capital in excess of regulatory minimums at our regulated subsidiaries, the most significant of which is E*TRADE Bank. As of September 30, 2010, we held $1.1 billion of risk-based total capital at E*TRADE Bank in excess of the regulatory minimum level required to be considered “well capitalized.” In the current credit environment, we plan to maintain excess risk-based total capital at E*TRADE Bank in order to enhance our ability to absorb credit losses while still maintaining “well capitalized” status. However, events beyond management’s control, such as a continued deterioration in residential real estate and credit markets, could adversely affect future earnings and E*TRADE Bank’s ability to meet its future capital requirements.

The Company’s broker-dealer subsidiaries are subject to capital requirements determined by their respective regulators. At September 30, 2010 and December 31, 2009, all of our brokerage subsidiaries met their minimum net capital requirements. Our broker-dealer subsidiaries had excess net capital of $623.6 million(1) at September 30, 2010, an increase of $65.3 million from December 31, 2009. While we cannot assure that we would obtain regulatory approval in the future to withdraw any of this excess net capital, $468.8 million is available for dividend while still maintaining a capital level above regulatory “early warning” guidelines.

Other Sources of Liquidity

We also maintain $375 million in uncommitted financing to meet margin lending needs. At September 30, 2010, there were no outstanding balances and the full $375 million was available.

We rely on borrowed funds, such as securities sold under agreements to repurchase and FHLB advances, to provide liquidity for E*TRADE Bank. Our ability to borrow these funds is dependent upon the continued availability of funding in the wholesale borrowings market. At September 30, 2010, E*TRADE Bank had approximately $4.0 billion in additional collateralized borrowing capacity with the FHLB. We also have the ability to generate liquidity in the form of additional deposits by raising the yield on our customer deposit accounts.

We had the option to make the interest payments on our 12 1/2% Notes in the form of either cash or additional 12 1/2% Notes through May 2010. During the second quarter of 2008, we elected to make our first interest payment of approximately $121 million in cash. During 2008 and 2009, we elected to make our second, third and fourth interest payments of $121 million, $129 million and $55 million, respectively, in the form of additional 12 1/2% Notes. Our fifth interest payment, which was due in the second quarter of 2010, was the last payment for which we had the option to pay in the form of either cash or additional 12  1/2% Notes and we elected to make this interest payment in the form of cash. We are required to pay the November 2010 payment and all remaining interest payments in cash. Based on the balance of the 12 1/2% Notes as of September 30, 2010, the interest payments are approximately $116 million per annum.

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

(1)	The excess net capital of the broker-dealer subsidiaries at September 30, 2010 included $416.3 million and $132.5 million of excess net capital at E*TRADE Clearing LLC and E*TRADE Securities LLC, respectively, which are subsidiaries of E*TRADE Bank and are also included in the excess risk-based capital of E*TRADE Bank.

Tangible Common Equity

We believe that the tangible common equity to tangible assets ratio is a measure of our capital strength and is additional useful information that supplements the regulatory capital ratios of E*TRADE Bank. The following table shows the calculation of our tangible common equity to tangible assets ratio (dollars in millions):

	September 30, 2010	December 31, 2009	Variance
			2010 vs. 2009
Total assets	$45,268.6	$47,366.5	(4)%
Less: Goodwill and other intangibles, net	(2,272.4)	(2,308.7)	(2)%
Add: Deferred tax liability related to goodwill	211.7	176.9	20%

Tangible assets(1)	$43,207.9	$45,234.7	(4)%

Shareholders’ equity	$4,164.5	$3,749.6	11%
Less: Goodwill and other intangibles, net	(2,272.4)	(2,308.7)	(2)%
Add: Deferred tax liability related to goodwill	211.7	176.9	20%

Tangible common equity(2)	$2,103.8	$1,617.8	30%

Tangible common equity to tangible assets(3)	4.87%	3.58%	1.29%

(1)	Tangible assets is calculated as total assets less goodwill (net of related deferred tax liability) and other intangible assets and is a non-GAAP measure.
(2)	Tangible common equity is calculated as shareholders’ equity less goodwill (net of related deferred tax liability) and other intangible assets and is a non-GAAP measure.
(3)	Tangible common equity to tangible assets is a non-GAAP measure, the components of which are defined above.

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

Our businesses expose us to the following four major categories of risk that often overlap:

•	Credit Risk—the risk of loss resulting from adverse changes in the ability or willingness of a borrower or counterparty to meet the agreed-upon terms of their financial obligations.

•	Liquidity Risk—the risk of loss resulting from the inability to meet current and future cash flow and collateral needs.

•	Interest Rate Risk—the risk of loss from adverse changes in interest rates, which could cause fluctuations in our long-term earnings or in the value of the Company’s net assets.

•	Operational Risk—the risk of loss resulting from fraud, inadequate controls or the failure of the internal controls process, third party vendor issues, processing issues and external events.

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

Loss Mitigation

We have a credit management team that focuses on the mitigation of potential losses in the loan portfolio. Through a variety of strategies, including voluntary line closures, automatically freezing lines on all delinquent accounts, and freezing lines on loans with materially reduced home equity, we have reduced our exposure to open home equity lines from a high of over $7 billion in 2007 to $0.6 billion as of September 30, 2010.

We also have an active loan modification program that focuses on the mitigation of potential losses in the loan portfolio. We consider modifications in which we made an economic concession to a borrower experiencing financial difficulty a troubled debt restructuring (“TDR”). During the three and nine months ended September 30, 2010, we modified $144.2 million and $525.1 million, respectively, of loans in which the modification was considered a TDR. We also processed minor modifications on a number of loans through traditional collections actions taken in the normal course of servicing delinquent accounts. These actions typically result in an insignificant delay in the timing of payments; therefore, the Company does not consider such activities to be economic concessions to the borrowers.

The team has several other initiatives either in progress or in development which are focused on mitigating losses in our loan portfolio. Those initiatives include improving collection efforts and practices of our servicers as well as increasing our loss recovery efforts to minimize the level of loss on a loan that goes to charge-off.

In addition, we continue to review our mortgage loan portfolio in order to identify loans to be repurchased by the originator. Our review is primarily focused on identifying loans with violations of transaction representations and warranties or material misrepresentation on the part of the seller. Any loans identified with these deficiencies are submitted to the original seller for repurchase. Approximately $21.0 million and $74.4 million of loans were repurchased by the original sellers for the nine months ended September 30, 2010 and the year ended December 31, 2009, respectively.

In addition to the loans that were repurchased during the second quarter of 2010, we also agreed to a settlement with a particular originator specific to the home equity loans sold to us by this originator. They proposed a one-time payment to us of $20 million to satisfy in full all pending and future repurchase requests. We accepted this offer as we believe the economics of this settlement were to our advantage. This payment was applied to the allowance for loan losses in the periods we expect charge-offs to occur on the loans covered by this settlement. During the second and third quarter of 2010, we applied $15 million and $1 million, respectively, to the allowance for loan losses, resulting in a corresponding reduction to our net charge-offs as well as our provision for loan losses. We expect the remaining $4 million to be applied to the allowance for loan losses in the fourth quarter of 2010.

Underwriting Standards—Originated Loans

We provide access to real estate loans for our customers through a third party company. This product is being offered as a convenience to our customers and is not one of our primary product offerings. We structured this arrangement to minimize our assumption of any of the typical risks commonly associated with mortgage lending. The third party company providing this product performs all processing and underwriting of these loans. Shortly after closing, the third party company purchases the loans from us and is responsible for the credit risk associated with these loans. We originated $39.6 million and $101.4 million in loans during the three and nine months ended September 30, 2010 and we had commitments to originate mortgage loans of $57.7 million at September  30, 2010.

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

We believe certain categories of loans inherently have a higher level of credit risk due to characteristics of the borrower and/or features of the loan. Two of these categories are sub-prime and option adjustable rate mortgage (“ARM”) loans. As a general matter, we did not originate or purchase these loans to hold on our balance sheet; however, in the normal course of purchasing large pools of real estate loans, we invariably ended up acquiring a de minimis amount of sub-prime loans. As of September 30, 2010, we held no option ARM loans.

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

The breakdowns by current LTV/CLTV and FICO score of our two main loan portfolios, one-to four-family and home equity, are as follows (dollars in millions):

	One- to Four-Family		Home Equity
Current LTV/CLTV(1)	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009
<=70%	$1,572.8	$2,095.3	$1,174.8	$1,379.6
70% - 80%	949.0	1,148.2	444.6	507.6
80% - 90%	1,254.5	1,464.2	615.6	705.6
90% - 100%	1,229.0	1,500.9	775.8	885.9
>100%	3,685.4	4,358.5	3,735.1	4,291.0

Total	$8,690.7	$10,567.1	$6,745.9	$7,769.7

Average estimated current LTV/CLTV(2)	99.0%	97.3%	106.6%	106.0%
Average LTV/CLTV at loan origination(3)	70.5%	70.1%	79.3%	79.5%

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

(2)	The average estimated current LTV ratio reflects the outstanding balance at the balance sheet date, divided by the estimated current property value.
(3)	Average LTV/CLTV at loan origination calculations are based on LTV/CLTV at time of purchase for one- to four-family purchased loans and undrawn balances for home equity loans.

(1)	Approximately 14% of the home equity portfolio was in the first lien position as of September 30, 2010.

	One- to Four-Family		Home Equity
Current FICO(1)	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009
>=720	$4,851.3	$6,313.2	$3,515.6	$4,154.4
719 - 700	706.0	870.1	636.9	782.6
699 - 680	621.2	698.0	506.4	622.9
679 - 660	455.6	492.8	392.9	472.6
659 - 620	668.8	647.9	520.4	584.8
<620	1,387.8	1,545.1	1,173.7	1,152.4

Total	$8,690.7	$10,567.1	$6,745.9	$7,769.7

(1)

FICO scores are updated on a quarterly basis; however, as of September 30, 2010 and December 31, 2009, there were some loans for which the updated FICO scores were not available. The current FICO distribution as of September 30, 2010 included original FICO scores for approximately $324 million and $370 million of one- to four-family and home equity loans, respectively. The current FICO distribution as of December 31, 2009 included original FICO scores for approximately $365 million and $847 million of one- to four-family and home equity loans, respectively.

In addition to the factors described above, we monitor credit trends in loans by acquisition channel, vintage and geographic location, which are summarized below as of September 30, 2010 and December 31, 2009 (dollars in millions):

	One- to Four-Family		Home Equity
Acquisition Channel	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009
Purchased from a third party	$7,110.0	$8,660.2	$5,897.6	$6,803.9
Originated by the Company	1,580.7	1,906.9	848.3	965.8

Total real estate loans	$8,690.7	$10,567.1	$6,745.9	$7,769.7

	One- to Four-Family		Home Equity
Vintage Year	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009
2003 and prior	$323.3	$438.4	$422.0	$550.1
2004	829.2	1,034.9	618.7	715.4
2005	1,818.4	2,219.1	1,693.1	1,898.5
2006	3,285.2	3,944.2	3,152.3	3,626.4
2007	2,417.0	2,904.2	846.9	963.8
2008	17.6	26.3	12.9	15.5

Total real estate loans	$8,690.7	$10,567.1	$6,745.9	$7,769.7

	One- to Four-Family		Home Equity
Geographic Location	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009
California	$3,989.7	$4,829.6	$2,143.2	$2,472.8
New York	659.3	800.9	478.8	533.8
Florida	599.4	717.8	481.2	561.9
Virginia	357.5	438.6	289.4	327.9
Other states	3,084.8	3,780.2	3,353.3	3,873.3

Total real estate loans	$8,690.7	$10,567.1	$6,745.9	$7,769.7

Approximately 40% of the Company’s real estate loans were concentrated in California at both September 30, 2010 and December 31, 2009. No other state had concentrations of real estate loans that represented 10% or more of the Company’s real estate portfolio.

Allowance for Loan Losses

The allowance for loan losses is management’s estimate of credit losses inherent in our loan portfolio as of the balance sheet date. The estimate of the allowance for loan losses is based on a variety of quantitative and qualitative factors, including the composition and quality of the portfolio; delinquency levels and trends; current and historical charge-off and loss experience; current industry charge-off and loss experience; our historical loss mitigation experience; the condition of the real estate market and geographic concentrations within the loan portfolio; the interest rate climate; the overall availability of housing credit; and general economic conditions. The allowance for loan losses is typically equal to management’s estimate of loan charge-offs in the twelve months following the balance sheet date as well as the estimated charge-offs, including economic concessions to borrowers, over the estimated remaining life of loans modified in TDRs. Determining the adequacy of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain. Subsequent evaluations of the loan portfolio, in light of the factors then prevailing, may result in significant changes in the allowance for loan losses in future periods. We believe our allowance for loan losses at September 30, 2010 is representative of probable losses inherent in the loan portfolio at the balance sheet date.

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

In determining the general allowance for loan losses, we allocate a portion of the allowance to various loan products based on an analysis of individual loans and pools of loans. However, the entire general allowance is available to absorb credit losses inherent in the total loan portfolio as of the balance sheet date.

The following table presents the total allowance for loan losses by major loan category (dollars in millions):

	One- to Four-Family		Home Equity		Consumer and Other		Total
	Allowance	Allowance as a % of Loans Receivable(1)	Allowance	Allowance as a % of Loans Receivable(1)	Allowance	Allowance as a % of Loans Receivable(1)	Allowance	Allowance as a % of Loans Receivable(1)
September 30, 2010	$397.1	4.55%	$571.4	8.36%	$64.3	4.07%	$1,032.8	6.03%
December 31, 2009	$489.9	4.62%	$620.0	7.87%	$72.8	3.90%	$1,182.7	5.81%

(1)	Allowance as a percentage of loans receivable is calculated based on the gross loans receivable for each respective category.

During the nine months ended September 30, 2010, the allowance for loan losses decreased by $149.9 million from the level at December 31, 2009. This decrease was driven primarily by lower levels of at-risk (30-179 days delinquent) loans in our one- to four-family and home equity loan portfolios. We believe the delinquencies in both of these portfolios were caused by several factors, including: significant continued home price depreciation; weak demand for homes and high inventories of unsold homes; significant contraction in the availability of credit; and a general decline in economic growth along with higher levels of unemployment. In addition, the combined impact of home price depreciation and the reduction of available credit made it increasingly difficult for borrowers to refinance existing loans. Although we expect these factors will cause the provision for loan losses to continue at elevated levels in future periods, the level of provision for loan losses has declined for eight consecutive quarters. While we cannot state with certainty that this trend will continue, we believe it is a positive indicator that our loan portfolio has continued to improve.

Troubled Debt Restructurings

Included in our allowance for loan losses was a specific allowance of $334.7 million and $193.6 million that was established for TDRs at September 30, 2010 and December 31, 2009, respectively. The specific allowance for these individually impaired loans represents the expected loss, including the economic concession to the borrower, over the remaining life of the loan. The following table shows the TDRs and specific valuation allowance by loan portfolio as well as the percentage of total expected losses as of September 30, 2010 and December 31, 2009 (dollars in millions):

	Recorded Investment in TDRs	Specific Valuation Allowance	Specific Valuation Allowance as a % of TDR Loans	Total Expected Losses
September 30, 2010
One- to four-family	$474.7	$71.2	15%	26%
Home equity	478.7	263.5	55%	58%

Total	$953.4	$334.7	35%	42%

December 31, 2009
One- to four-family	$207.6	$26.9	13%	21%
Home equity	371.3	166.7	45%	48%

Total	$578.9	$193.6	33%	38%

The recorded investment in TDRs includes the charge-offs related to certain loans that were written down to the estimated current property value less costs to sell. These charge-offs were recorded on loans that were delinquent in excess of 180 days or in bankruptcy prior to the loan modification. The total expected loss on TDRs includes both the previously recorded charge-offs and the specific valuation allowance.

The following table shows the TDRs by delinquency category as of September 30, 2010 and December 31, 2009 (dollars in millions):

	TDRs Current	TDRs 30-89 Days Delinquent	TDRs 90-179 Days Delinquent	TDRs 180+ Days Delinquent	Total Recorded Investment in TDRs
September 30, 2010
One- to four-family	$361.3	$45.4	$22.9	$45.1	$474.7
Home equity	379.4	61.5	35.9	1.9	478.7

Total	$740.7	$106.9	$58.8	$47.0	$953.4

December 31, 2009
One- to four-family	$128.5	$34.6	$26.5	$18.0	$207.6
Home equity	304.1	41.5	25.7	—	371.3

Total	$432.6	$76.1	$52.2	$18.0	$578.9

Net Charge-offs

The following table provides an analysis of the net charge-offs for the three and nine months ended September 30, 2010 and 2009 (dollars in millions):

	Charge-offs	Recoveries	Net Charge-offs	% of Average Loans (Annualized)
Three Months Ended September 30, 2010
One- to four-family	$(67.1)	$—	$(67.1)	3.00%
Home equity	(148.1)	6.5	(141.6)	7.92%
Consumer and other	(19.2)	5.8	(13.4)	3.27%

Total	$(234.4)	$12.3	$(222.1)	5.01%

Three Months Ended September 30, 2009
One- to four-family	$(110.3)	$—	$(110.3)	3.84%
Home equity	(227.9)	4.4	(223.5)	9.93%
Consumer and other	(26.8)	9.0	(17.8)	3.50%

Total	$(365.0)	$13.4	$(351.6)	6.25%

Nine Months Ended September 30, 2010
One- to four-family	$(239.3)	$—	$(239.3)	3.34%
Home equity	(475.5)	20.5	(455.0)	8.10%
Consumer and other	(61.9)	20.7	(41.2)	3.16%

Total	$(776.7)	$41.2	$(735.5)	5.22%

Nine Months Ended September 30, 2009
One- to four-family	$(254.5)	$—	$(254.5)	2.79%
Home equity	(765.6)	10.1	(755.5)	10.59%
Consumer and other	(86.5)	24.7	(61.8)	3.83%

Total	$(1,106.6)	$34.8	$(1,071.8)	6.00%

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

Net charge-offs for the three and nine months ended September 30, 2010 compared to the same periods in 2009 decreased by $129.5 million and $336.3 million, respectively. Net charge-offs declined for the fifth consecutive quarter and are now 43% below their peak of $386.4 million in the second quarter of 2009. The overall decrease was due primarily to lower net charge-offs on our home equity loans. We believe net charge-offs will decline in future periods when compared to the level of charge-offs in the three months ended September 30, 2010 as a result of our decline in special mention delinquencies, which is discussed below. The following graph illustrates the net charge-offs by quarter:

Nonperforming Assets

We classify loans as nonperforming when they are 90 days past due. The following table shows the comparative data for nonperforming loans and assets (dollars in millions):

	September 30, 2010	December 31, 2009
One- to four-family	$1,059.1	$1,229.7
Home equity	198.7	250.6
Consumer and other	5.5	6.7

Total nonperforming loans	1,263.3	1,487.0
Real estate owned (“REO”) and other repossessed assets, net	142.5	115.7

Total nonperforming assets, net	$1,405.8	$1,602.7

Nonperforming loans receivable as a percentage of gross loans receivable	7.37%	7.31%
One- to four-family allowance for loan losses as a percentage of one- to four-family nonperforming loans	37.50%	39.84%
Home equity allowance for loan losses as a percentage of home equity nonperforming loans	287.57%	247.46%
Consumer and other allowance for loan losses as a percentage of consumer and other nonperforming loans	1167.31%	1082.29%
Total allowance for loan losses as a percentage of total nonperforming loans	81.76%	79.54%

During the nine months ended September 30, 2010, our nonperforming assets, net decreased $196.9 million to $1.4 billion when compared to December 31, 2009. This was attributed primarily to a decrease in nonperforming one- to four-family loans of $170.6 million and home equity loans of $51.9 million, slightly offset by an increase in REO and other repossessed assets, net of $26.8 million for the nine months ended September 30, 2010 when compared to December 31, 2009.

The following graph illustrates the nonperforming loans by quarter:

The allowance as a percentage of total nonperforming loans receivable, net increased from 79.54% at December 31, 2009 to 81.76% at September 30, 2010. This increase was driven by a decrease in both our one- to four-family and home equity allowance, which was more than offset by a decrease in both our one-to four-family and home equity nonperforming loans. The balance of nonperforming loans includes loans delinquent 90 to 179 days as well as loans delinquent 180 days and greater. We believe the distinction between these two periods is important as loans delinquent 180 days and greater have been written down to their expected recovery value, whereas loans delinquent 90 to 179 days have not (unless they are in process of bankruptcy). We believe loans delinquent 90 to 179 days is an important measure because these loans are expected to drive the vast majority of future charge-offs. Additional charge-offs on loans delinquent 180 days are possible if home prices decline beyond our current expectations, but we do not anticipate these charge-offs to be significant, particularly when compared to the expected charge-offs on loans delinquent 90 to 179 days. We expect the balances of one- to four-family loans delinquent 180 days and greater to remain at historically high levels in the future due to the extensive amount of time it takes to foreclose on a property in the current real estate market.

During the third quarter of 2010, certain financial institutions announced they were suspending their foreclosure programs due to concerns that they may have failed to provide adequate documentation in the foreclosure process. All of our mortgage loans are serviced by third parties, including some of the servicers who announced they were suspending their foreclosure programs. We do not believe these issues will have a significant impact on our financial position as we are fully indemnified by our servicers for any errors they may have committed while servicing loans in our portfolio. We may be indirectly affected if these suspensions lead to a delay in our normal foreclosure process and home prices depreciate during the period of delay. However, we do not believe these delays, if they occur, would have a significant impact on our financial position.

The following table shows the comparative data for loans delinquent 90 to 179 days (dollars in millions):

	September 30, 2010	December 31, 2009
One- to four-family	$240.7	$386.8
Home equity	142.8	194.6
Consumer and other loans	4.8	6.1

Total loans delinquent 90-179 days	$388.3	$587.5

Loans delinquent 90-179 days as a percentage of gross loans receivable	2.27%	2.89%

The following graph shows the loans delinquent 90 to 179 days for each of our major loan categories:

In addition to nonperforming assets, we monitor loans in which a borrower’s past credit history casts doubt on their ability to repay a loan (“special mention” loans). We classify loans as special mention when they are between 30 and 89 days past due. The following table shows the comparative data for special mention loans (dollars in millions):

	September 30, 2010	December 31, 2009
One- to four-family	$375.7	$527.9
Home equity	201.5	246.2
Consumer and other loans	26.3	30.4

Total special mention loans	$603.5	$804.5

Special mention loans receivable as a percentage of gross loans receivable	3.52%	3.95%

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

During the nine months ended September 30, 2010, special mention loans decreased by $201.0 million to $603.5 million and are down 42% from their peak of $1.0 billion in the fourth quarter of 2008. This decrease was largely due to a decrease in both one- to four-family and home equity special mention loans. The decrease in special mention loans includes the impact of our loan modification programs in which borrowers who were 30 to 89 days past due were made current(1). While our level of special mention loans can fluctuate significantly in any given period, we believe the continued decrease we observed in recent quarters is an encouraging sign regarding the future credit performance of this portfolio.

The following graph illustrates the special mention loans by quarter:

Securities

We focus primarily on security type and credit rating to monitor credit risk in our securities portfolios. We believe our highest concentration of credit risk within this portfolio is the non-agency CMO portfolio. The table below details the amortized cost by average credit ratings and type of asset as of September 30, 2010 and December 31, 2009 (dollars in millions):

September 30, 2010	AAA	AA	A	BBB	Below Investment Grade and Non-Rated	Total
Agency mortgage-backed securities and CMOs	$11,091.7	$—	$—	$—	$—	$11,091.7
U.S. Treasury securities and agency debentures	2,854.0	—	—	—	—	2,854.0
Other agency debt securities	594.6	—	—	—	—	594.6
Non-agency CMOs and other	40.0	51.3	118.5	9.1	296.2	515.1
Municipal bonds, corporate bonds and FHLB stock	201.2	—	17.4	19.9	—	238.5

Total	$14,781.5	$51.3	$135.9	$29.0	$296.2	$15,293.9

(1)	Loans modified as TDRs are accounted for as nonaccrual loans at the time of modification and return to accrual status after six consecutive payments are made in accordance with the modified terms.

December 31, 2009	AAA	AA	A	BBB	Below Investment Grade and Non-Rated	Total
Agency mortgage-backed securities and CMOs	$8,946.0	$—	$—	$—	$—	$8,946.0
Agency debentures	3,928.9	—	—	—	—	3,928.9
Non-agency CMOs and other	43.6	60.2	129.6	17.2	339.6	590.2
Municipal bonds, corporate bonds and FHLB stock	214.4	9.5	7.9	—	19.9	251.7

Total	$13,132.9	$69.7	$137.5	$17.2	$359.5	$13,716.8

While the vast majority of this portfolio is AAA-rated, we concluded during the three and nine months ended September 30, 2010 that approximately $148.9 million and $357.3 million of the non-agency CMOs in this portfolio were other-than-temporarily impaired, respectively. As a result of the deterioration in the expected credit performance of the underlying loans in the securities, they were written down by recording $7.3 million and $28.1 million of net impairment during the three and nine months ended September 30, 2010, respectively. Further declines in the performance of our non-agency CMO portfolio could result in additional impairments in future periods.

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

CLTV—Combined loan-to-value.

CMOs—Collateralized mortgage obligations.

Corporate cash—Cash held at the parent company as well as cash held in certain subsidiaries that can distribute cash to the parent company without any regulatory approval.

Corporate services—Software and services offered to corporate customers to manage equity compensation plans.

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

Enterprise interest-earning assets—Consists of the primary interest-earning assets of the Company and includes: loans, available-for-sale securities, held-to-maturity securities, margin receivables, trading securities, stock borrow balances and cash required to be segregated under regulatory guidelines that earn interest for the Company.

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

S&P—Standard & Poor’s.

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

Exposure to market risk is dependent upon the distribution and composition of interest-earning assets, interest-bearing liabilities and derivatives. The differing risk characteristics of each product are managed to mitigate our exposure to interest rate fluctuations. At September 30, 2010, 90% of our total assets were enterprise interest-earning assets.

At September 30, 2010, approximately 60% of our total assets were residential real estate loans and available-for-sale and held-to-maturity mortgage-backed securities. The values of these assets are sensitive to changes in interest rates, as well as expected prepayment levels. As interest rates increase, fixed rate residential mortgages and mortgage-backed securities tend to exhibit lower prepayments. The inverse is true in a falling rate environment.

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

Scenario Analysis

Scenario analysis is an advanced approach to estimating interest rate risk exposure. Under the NPVE approach, the present value of all existing assets, liabilities, derivatives and forward commitments are estimated and then combined to produce a NPVE figure. The sensitivity of this value to changes in interest rates is then determined by applying alternative interest rate scenarios, which include, but are not limited to, instantaneous parallel shifts up 100, 200 and 300 basis points and down 100 basis points. The NPVE method is used at the E*TRADE Bank level and not for the Company. E*TRADE Bank had 99% and 97% of our enterprise interest-earning assets at September 30, 2010 and December 31, 2009, respectively, and held 98% and 97% of our enterprise interest-bearing liabilities at September 30, 2010 and December 31, 2009, respectively. The sensitivity of NPVE at September 30, 2010 and December 31, 2009 and the limits established by E*TRADE Bank’s Board of Directors are listed below (dollars in millions):

Parallel Change in Interest Rates (basis points)(1)	Change in NPVE
	September 30, 2010		December 31, 2009
	Amount	Percentage	Amount	Percentage	Board Limit
+300	$(41.5)	(1)%	$(453.6)	(14)%	(25)%
+200	$67.6	2%	$(276.6)	(9)%	(15)%
+100	$111.3	4%	$(89.2)	(3)%	(10)%
-100	$(272.3)	(9)%	$(110.5)	(3)%	(10)%

(1)

On September 30, 2010 and December 31, 2009, the yield for the three-month treasury bill was 0.16% and 0.06%, respectively. As a result, the OTS temporarily modified the requirements of the NPV Model, resulting in the removal of the minus 200 and 300 basis points scenarios for the periods ended September 30, 2010 and December 31, 2009.

Under criteria published by the OTS, E*TRADE Bank’s overall interest rate risk exposure at September 30, 2010 was characterized as “minimum.” We actively manage our interest rate risk positions. As interest rates change, we will re-adjust our strategy and mix of assets, liabilities and derivatives to optimize our position. For example, a 100 basis points increase in rates may not result in a change in value as indicated above. The ALCO monitors E*TRADE Bank’s interest rate risk position.

PART I—FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (LOSS)

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue:
Operating interest income	$376,066	$440,038	$1,164,812	$1,412,193
Operating interest expense	(77,131)	(118,660)	(243,453)	(472,563)

Net operating interest income	298,935	321,378	921,359	939,630

Commissions	89,517	144,533	322,323	424,222
Fees and service charges	29,579	50,373	107,013	145,022
Principal transactions	21,512	24,888	76,429	65,223
Gains on loans and securities, net	46,904	41,979	124,858	150,439
Other-than-temporary impairment (“OTTI”)	(1,240)	(9,291)	(30,872)	(227,838)
Less: noncredit portion of OTTI recognized in (out of) other comprehensive income (before tax)	(6,061)	(9,938)	2,761	160,155

Net impairment	(7,301)	(19,229)	(28,111)	(67,683)
Other revenues	10,276	11,405	36,055	36,723

Total non-interest income	190,487	253,949	638,567	753,946

Total net revenue	489,422	575,327	1,559,926	1,693,576

Provision for loan losses	151,983	347,222	585,628	1,205,710
Operating expense:
Compensation and benefits	75,784	97,984	243,934	272,181
Clearing and servicing	33,800	43,245	111,100	129,988
Advertising and market development	25,590	19,438	93,502	88,015
FDIC insurance premiums	19,771	19,993	58,346	74,834
Communications	17,523	20,502	56,394	63,065
Professional services	16,103	20,592	55,873	61,696
Occupancy and equipment	17,856	19,569	53,677	59,082
Depreciation and amortization	23,196	21,149	65,843	62,638
Amortization of other intangibles	7,116	7,433	21,399	22,303
Facility restructuring and other exit activities	2,954	2,497	4,474	6,832
Other operating expenses	27,201	29,312	73,349	84,290

Total operating expense	266,894	301,714	837,891	924,924

Income (loss) before other income (expense) and income tax expense (benefit)	70,545	(73,609)	136,407	(437,058)
Other income (expense):
Corporate interest income	6,053	192	6,133	793
Corporate interest expense	(41,813)	(69,035)	(124,061)	(242,791)
Gains (losses) on sales of investments, net	1,691	—	1,800	(2,025)
Losses on early extinguishment of debt	—	(1,005,493)	—	(1,018,848)
Equity in income (loss) of investments and venture funds	(932)	(3,404)	1,595	(6,972)

Total other income (expense)	(35,001)	(1,077,740)	(114,533)	(1,269,843)

Income (loss) before income tax expense (benefit)	35,544	(1,151,349)	21,874	(1,706,901)
Income tax expense (benefit)	27,140	(296,658)	26,231	(476,288)

Net income (loss)	$8,404	$(854,691)	$(4,357)	$(1,230,613)

Basic earnings (loss) per share	$0.04	$(6.74)	$(0.02)	$(14.73)
Diluted earnings (loss) per share	$0.03	$(6.74)	$(0.02)	$(14.73)
Shares used in computation of per share data:
Basic	220,415	126,849	208,187	83,536
Diluted	289,271	126,849	208,187	83,536

See accompanying notes to consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(In thousands, except share amounts)

(Unaudited)

	September 30, 2010	December 31, 2009
ASSETS
Cash and equivalents	$3,130,401	$3,483,238
Cash and investments required to be segregated under federal or other regulations	636,391	1,545,280
Trading securities	60,902	38,303
Available-for-sale securities (includes securities pledged to creditors with the right to sell or repledge of $5,637,895 at September 30, 2010 and $7,298,631 at December 31, 2009)	12,687,899	13,319,712
Held-to-maturity securities (fair value of $2,578,093 and includes securities pledged to creditors with the right to sell or repledge of $888,626 at September 30, 2010)	2,528,178	—
Margin receivables	4,559,946	3,827,212
Loans, net (net of allowance for loan losses of $1,032,841 at September 30, 2010 and $1,182,738 at December 31, 2009)	16,108,601	19,174,933
Investment in FHLB stock	170,791	183,863
Property and equipment, net	308,147	320,169
Goodwill	1,939,976	1,952,326
Other intangibles, net	332,430	356,404
Other assets	2,804,951	3,165,045

Total assets	$45,268,613	$47,366,485

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$24,167,459	$25,597,721
Securities sold under agreements to repurchase	5,907,948	6,441,875
Customer payables	4,629,258	5,234,199
FHLB advances and other borrowings	2,756,063	2,746,959
Corporate debt	2,145,309	2,458,691
Other liabilities	1,498,105	1,137,485

Total liabilities	41,104,142	43,616,930

Commitments and contingencies (see Note 15)

Shareholders’ equity:
Common stock, $0.01 par value, shares authorized: 400,000,000 at September 30, 2010 and 4,000,000,000 at December 31, 2009; shares issued and outstanding: 220,731,411 at September 30, 2010 and 189,397,099 at December 31, 2009	2,207	1,894
Additional paid-in-capital (“APIC”)	6,636,273	6,275,157
Accumulated deficit	(2,127,723)	(2,123,366)
Accumulated other comprehensive loss	(346,286)	(404,130)

Total shareholders’ equity	4,164,471	3,749,555

Total liabilities and shareholders’ equity	$45,268,613	$47,366,485

See accompanying notes to the consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income (loss)	$8,404	$(854,691)	$(4,357)	$(1,230,613)
Other comprehensive income
Available-for-sale securities:
OTTI, net(1)	772	5,774	19,021	130,883
Noncredit portion of OTTI reclassification (into) out of other comprehensive income, net(2)	3,772	6,139	(1,646)	(100,379)
Unrealized gains, net(3)	46,485	94,651	224,884	171,372
Reclassification into earnings, net(4)	(28,003)	(29,939)	(72,558)	(86,084)

Net change from available-for-sale securities	23,026	76,625	169,701	115,792

Cash flow hedging instruments:
Unrealized gains (losses), net(5)	(33,029)	(46,765)	(143,002)	50,044
Reclassification into earnings, net(6)	12,458	10,949	35,163	25,678

Net change from cash flow hedging instruments	(20,571)	(35,816)	(107,839)	75,722

Foreign currency translation gains (losses)	4,184	1,422	(4,018)	2,522

Other comprehensive income	6,639	42,231	57,844	194,036

Comprehensive income (loss)	$15,043	$(812,460)	$53,487	$(1,036,577)

(1)

Amounts are net of benefit from income taxes of $0.5 million and $11.9 million for the three and nine months ended September 30, 2010, respectively, compared to benefit from income taxes of $3.5 million and $78.2 million for the three and nine months ended September 30, 2009, respectively.

(2)

Amounts are net of benefit from income taxes of $2.3 million and $1.1 million for the three and nine months ended September 30, 2010, respectively, compared to benefit from income taxes of $3.8 million and $59.8 million for the three and nine months ended September 30, 2009, respectively.

(3)

Amounts are net of provision for income taxes of $28.0 million and $138.5 million for the three and nine months ended September 30, 2010, respectively, compared to provision for income taxes of $57.6 million and $105.8 million for the three and nine months ended September 30, 2009, respectively.

(4)

Amounts are net of provision for income taxes of $17.0 million and $44.7 million for the three and nine months ended September 30, 2010, respectively, compared to provision for income taxes of $18.3 million and $52.0 million for the three and nine months ended September 30, 2009, respectively.

(5)

Amounts are net of benefit from income taxes of $15.8 million and $79.6 million for the three and nine months ended September 30, 2010, respectively, compared to benefit from income taxes of $28.7 million for the three months ended September 30, 2009 and provision for income taxes of $29.3 million for nine months ended September 30, 2009.

(6)

Amounts are net of benefit from income taxes of $5.9 million and $18.7 million for the three and nine months ended September 30, 2010, respectively, compared to benefit from income taxes of $6.7 million and $15.5 million for the three and nine months ended September 30, 2009, respectively.

See accompanying notes to the consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2009	189,397	$1,894	$6,275,157	$(2,123,366)	$(404,130)	$3,749,555
Net loss	—	—	—	(4,357)	—	(4,357)
Other comprehensive income	—	—	—	—	57,844	57,844
Conversion of convertible debentures	30,569	306	315,817	—	—	316,123
Exercise of stock options and related tax effects	17	—	(2,349)	—	—	(2,349)
Issuance of restricted stock, net of forfeitures and retirements to pay taxes	748	7	(5,232)	—	—	(5,225)
Share-based compensation	—	—	18,019	—	—	18,019
Claims settlement under Section 16(b)	—	—	35,000	—	—	35,000
Other	—	—	(139)	—	—	(139)

Balance, September 30, 2010	220,731	$2,207	$6,636,273	$(2,127,723)	$(346,286)	$4,164,471

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2008	56,352	$564	$4,069,353	$(845,767)	$(632,654)	$2,591,496
Cumulative effect of the adoption of accounting guidance on April 1, 2009	—	—	—	20,163	(20,163)	—
Net loss	—	—	—	(1,230,613)	—	(1,230,613)
Other comprehensive income	—	—	—	—	194,036	194,036
Issuance of common stock	62,095	621	732,588	—	—	733,209
Amortization of premiums on the convertible debentures	—	—	707,549	—	—	707,549
Conversion of convertible debentures	57,216	572	591,703	—	—	592,275
Exercise of stock options and related tax effects	—	—	(7,559)	—	—	(7,559)
Issuance of restricted stock, net of forfeitures and retirements to pay taxes	471	5	(1,310)	—	—	(1,305)
Share-based compensation	—	—	31,428	—	—	31,428
Other	786	7	12,344	—	—	12,351

Balance, September 30, 2009	176,920	$1,769	$6,136,096	$(2,056,217)	$(458,781)	$3,622,867

See accompanying notes to the consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(4,357)	$(1,230,613)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	585,628	1,205,710
Depreciation and amortization (including discount amortization and accretion)	252,306	263,551
Net impairment, gains on loans and securities, net and (gains) losses on sales of investments, net	(98,547)	(80,731)
Equity in (income) loss of investments and venture funds	(1,595)	6,972
Losses on early extinguishment of debt	—	1,018,848
Share-based compensation	18,019	31,428
Deferred taxes	22,245	(481,249)
Other	(9,861)	(3,931)
Net effect of changes in assets and liabilities:
Decrease (increase) in cash and investments required to be segregated under federal or other regulations	799,034	(1,577,400)
Increase in margin receivables	(804,465)	(631,065)
(Decrease) increase in customer payables	(269,839)	1,393,759
Proceeds from sales of loans held-for-sale	117,103	455,736
Originations of loans held-for-sale	(101,443)	(77,551)
Proceeds from sales, repayments and maturities of trading securities	729,852	1,130,037
Purchases of trading securities	(753,047)	(1,112,976)
Decrease in other assets	317,902	42,815
Increase in other liabilities	316,537	376,925

Net cash provided by operating activities	1,115,472	730,265

Cash flows from investing activities:
Purchases of available-for-sale securities	(10,239,511)	(17,963,695)
Proceeds from sales, maturities of and principal payments on available-for-sale securities	11,421,940	17,393,419
Purchases of held-to-maturity securities	(2,544,065)	—
Proceeds from maturities of and principal payments on held-to-maturity securities	14,771	—
Net decrease in loans receivable	2,003,291	2,458,896
Capital expenditures for property and equipment	(61,783)	(64,691)
Proceeds from sale of REO and repossessed assets	169,779	113,553
Net cash transferred from sale of businesses and other	(142,191)	(4,009)

Net cash provided by investing activities	$622,231	$1,933,473

See accompanying notes to the consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS-(Continued)

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from financing activities:
Net (decrease) increase in deposits	$(446,357)	$231,291
Sale of deposits	(980,549)	—
Net decrease in securities sold under agreements to repurchase	(533,380)	(893,454)
Advances from FHLB	1,850,000	2,550,000
Payments on advances from FHLB	(1,850,000)	(4,150,000)
Proceeds from issuance of common stock	—	733,209
Claims settlement under Section 16(b)	35,000	—
Net cash flow from derivatives hedging liabilities	(175,318)	(152,312)
Other	9,009	(65,852)

Net cash used in financing activities	(2,091,595)	(1,747,118)

Effect of exchange rates on cash	1,055	25,907

(Decrease) increase in cash and equivalents	(352,837)	942,527
Cash and equivalents, beginning of period	3,483,238	3,853,849

Cash and equivalents, end of period	$3,130,401	$4,796,376

Supplemental disclosures:
Cash paid for interest	$297,515	$554,296
Cash paid (refund received) for income taxes	$(80,046)	$16,180
Non-cash investing and financing activities:
Convertible debentures issued in connection with the Debt Exchange	$—	$1,741,871
Conversion of convertible debentures to common stock	$316,123	$592,275
Reclassification of loans held-for-investment to loans held-for-sale	$252,627	$389,337
Transfers from loans to available-for-sale securities	$222,729	$—
Transfers from loans to other real estate owned and repossessed assets	$253,845	$170,004
Capitalized interest in the form of 12 1/2% Notes	$—	$128,530
Issuance of common stock upon acquisition	$—	$9,000

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

Basis of Presentation—The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries as determined under the voting interest model. Entities in which the Company holds at least a 20% ownership interest or in which there are other indicators of significant influence are generally accounted for by the equity method. Entities in which the Company holds less than a 20% ownership interest and does not have the ability to exercise significant influence are generally carried at cost. Intercompany accounts and transactions are eliminated in consolidation. The Company also evaluates its continuing involvement with certain entities to determine if the Company is required to consolidate the entities under the variable interest entity model. This evaluation is based on a qualitative assessment of whether the Company has both: 1) the power to direct matters that most significantly impact the activities of the variable interest entity; and 2) the obligation to absorb losses or the right to receive benefits of the variable interest entity that could potentially be significant to the variable interest entity.

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

Subsequent to the issuance of the Company’s interim financial statements as of and for the periods ended September 30, 2009 and during the preparation of the consolidated financial statements for the year ended December 31, 2009, management determined that the previously reported income tax benefit for the three and nine months ended September 30, 2009 was overstated as a result of preparation and effective tax rate errors. The net effect of correcting these errors was to reduce the Company’s income tax benefit by $23 million (from the previously reported $320 million and $499 million to a corrected $297 million and $476 million for the three and nine months ended September 30, 2009, respectively). This correction increased the Company’s net loss by $23 million (from the previously reported $832 million and $1,208 million to a corrected $855 million and $1,231 million for the three and nine months ended September 30, 2009, respectively) and increased the diluted net loss per share by $0.18 and $0.27 for the three and nine months ended September 30, 2009, respectively (from the stock split adjusted and previously reported $6.56 and $14.46 to a corrected $6.74 and $14.73 for the three and nine months ended September 30, 2009, respectively). The Company has corrected the unaudited consolidated financial statement information for the three and nine months ended September 30, 2009 for the overstatement of the estimated income tax benefit. Based on an evaluation of all relevant factors, management concluded the overstatement of income tax benefit was immaterial to the Company’s results for the three months and nine months ended September 30, 2009 as well as to the quarterly trend of earnings. Therefore, the Company determined that an amendment of its previously filed Form 10-Q for the quarterly period ended September 30, 2009 was not necessary.

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

Similarly, the Company reports gains (losses) on sales of investments, net separately from gains on loans and securities, net. The Company believes reporting these two items separately provides a clearer picture of the financial performance of its operations than would a presentation that combined these two items. Gains on loans and securities, net are the result of activities in the Company’s operations, namely its balance sheet management segment. Gains (losses) on sales of investments, net relate to investments of the Company at the corporate level and are not related to the ongoing business of the Company’s operating subsidiaries.

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

Held-to-Maturity Securities—Held-to-maturity securities consist of debt securities, specifically residential mortgage-backed securities and investment securities. Held-to-maturity securities are carried at amortized cost based on the Company’s positive intent and ability to hold these securities to maturity. Interest earned on held-to-maturity debt securities is included in operating interest income. Amortization or accretion of premiums and discounts are also recognized in operating interest income using the effective interest method over the life of the security.

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

Margin Receivables—The fair value of securities that the Company received as collateral in connection with margin receivables and stock borrowing activities, where the Company is permitted to sell or re-pledge the securities, was approximately $6.4 billion and $5.3 billion as of September 30, 2010 and December 31, 2009, respectively. Of this amount, $1.2 billion and $0.9 billion had been pledged or sold in connection with securities loans, bank borrowings and deposits with clearing organizations as of September 30, 2010 and December 31, 2009, respectively.

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

Scope Exception Related To Embedded Credit Derivatives

In March 2010, the FASB amended the accounting guidance for derivatives and hedging to clarify the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. An embedded credit derivative that is related only to the subordination of one financial instrument to another qualifies for the exemption. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The amended accounting guidance became effective July 1, 2010 for the Company. The Company’s adoption of the amended accounting guidance did not impact its financial condition, results of operations or cash flows.

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

NOTE 2—FACILITY RESTRUCTURING AND OTHER EXIT ACTIVITIES

The following table summarizes the expense recognized by the Company as facility restructuring and other exit activities for the periods presented (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
International brokerage activity	$587	$—	$5,294	$—
Gain on sale of international local market trading operations	160	—	(3,042)	—
Other facility restructuring and exit activities	2,207	2,497	2,222	6,832

Total facility restructuring and other exit activities	$2,954	$2,497	$4,474	$6,832

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

The Company entered into agreements to sell the local market trading operations in Germany, the Nordic region and the United Kingdom. The sale of the local market trading operations in Germany was completed in December 2009. The Company closed the sales of the local market trading operations in the Nordic region and United Kingdom in April 2010 and recognized a gain of $3.0 million.

As a result of the international brokerage business restructuring, the Company recognized $0.6 million and $5.3 million in expense during the three and nine months ended September 30, 2010, respectively. These costs include $0.4 million and $1.9 million in asset write-off costs and $0.2 million and $3.4 million in other restructuring costs for the three and nine months ended September 30, 2010, respectively. The Company expects to incur charges in future periods as it periodically evaluates the estimates made in connection with this activity; however, the Company does not expect these charges to be significant.

Facility restructuring and other exit activities expenses are not allocated to the Company’s operating segments but are reported as a component of the “Corporate/Other” category within the Company’s segment information.

NOTE 3—OPERATING INTEREST INCOME AND OPERATING INTEREST EXPENSE

The following table shows the components of operating interest income and operating interest expense (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Operating interest income:
Loans	$212,276	$276,846	$679,196	$882,683
Mortgage-backed and investment securities	86,483	105,263	289,705	362,401
Margin receivables	52,735	37,832	147,411	96,181
Other	24,572	20,097	48,500	70,928

Total operating interest income	376,066	440,038	1,164,812	1,412,193

Operating interest expense:
Deposits	(13,483)	(37,320)	(49,603)	(187,850)
Securities sold under agreements to repurchase	(31,224)	(44,859)	(96,691)	(157,395)
FHLB advances and other borrowings	(30,426)	(33,818)	(90,605)	(118,320)
Other	(1,998)	(2,663)	(6,554)	(8,998)

Total operating interest expense	(77,131)	(118,660)	(243,453)	(472,563)

Net operating interest income	$298,935	$321,378	$921,359	$939,630

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

Residential Mortgage-backed Securities

The Company’s residential mortgage-backed securities portfolio is comprised of agency mortgage-backed securities and CMOs, which represent the majority of the portfolio, and non-agency CMOs. As agency mortgage-backed securities and CMOs are guaranteed by U.S. government sponsored and federal agencies, these securities were AAA-rated as of September 30, 2010. The majority of the Company’s non-agency CMOs are backed by first lien mortgages and were below investment grade or non-rated as of September 30, 2010. The weighted average coupon rates for the residential mortgage-backed securities as of September 30, 2010 are shown in the following table:

Weighted Average Coupon Rate
Agency mortgage-backed securities	3.67%
Agency CMOs	4.37%
Non-agency CMOs	4.52%

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

Non-agency CMOs are valued using market and income approaches with market observable data, including recent market transactions when available. The Company also utilized a pricing service to corroborate the market observability of the Company’s inputs used in the fair value measurements. The valuations of non-agency CMOs reflect the Company’s best estimate of what market participants would consider in pricing the financial instruments. The following table presents additional information about the underlying loans and significant inputs for the valuation of non-agency CMOs as of September 30, 2010:

	Weighted Average	Range
Underlying loans:
Coupon rate	4.59%	2.55% - 7.03%
Maturity (years)	24	12 - 27
Significant inputs:
Yield	4%	2% - 10%
Default rate(1)	34%	1% - 100%
Loss severity	38%	6% - 70%
Prepayment rate	8%	0% - 32%

(1)	The default rate reflects the implied rate necessary to equate market price to the book yield given the market credit assumption.

The Company considers the price transparency for these financial instruments to be a key determinant of the degree of judgment involved in determining the fair value. As of September 30, 2010, the majority of the Company’s non-agency CMOs were categorized in Level 2 of the fair value hierarchy.

Other Debt Securities

The fair value measurement of other agency debt securities is determined using market and income approaches along with the Company’s own trading activities for identical instruments and is generally categorized in Level 2 of the fair value hierarchy. The Company’s municipal bonds are revenue bonds issued by state and other local government agencies. The valuation of corporate bonds is impacted by the credit worthiness of the corporate issuer. The majority of the Company’s municipal bonds and corporate bonds were rated investment grade as of September 30, 2010. These securities are valued using a market approach with pricing service valuations corroborated by recent market transactions for similar or identical bonds. Municipal bonds and corporate bonds are generally categorized in Level 2 of the fair value hierarchy.

Derivative Instruments

Interest rate swap and option contracts are valued with an income approach using pricing models that are commonly used by the financial services industry. The market observable inputs used in the pricing models include the swap curve, the volatility surface and prime basis from a financial data provider. The Company does not consider these models to involve significant judgment on the part of management and corroborated the fair value measurements with counterparty valuations. The Company’s derivative instruments are categorized in Level 2 of the fair value hierarchy. The consideration of credit risk, the Company’s or the counterparty’s, did not result in an adjustment to the valuation of its derivative instruments in the periods presented.

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

Recurring Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis are summarized below (dollars in thousands):

	Level 1	Level 2	Level 3	Fair Value
September 30, 2010:
Assets
Trading securities	$55,231	$4,777	$894	$60,902
Available-for-sale securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	—	9,363,460	—	9,363,460
Non-agency CMOs and other	—	230,968	161,118	392,086

Total residential mortgage-backed securities	—	9,594,428	161,118	9,755,546

Investment securities:
Debt securities:
U.S. Treasury securities and agency debentures	532,851	2,046,439	—	2,579,290
Other agency debt securities	—	292,477	—	292,477
Municipal bonds	—	41,532	—	41,532
Corporate bonds	—	18,082	—	18,082

Total debt securities	532,851	2,398,530	—	2,931,381
Publicly traded equity securities:
Corporate investments	—	927	45	972

Total investment securities	532,851	2,399,457	45	2,932,353

Total available-for-sale securities	532,851	11,993,885	161,163	12,687,899

Other assets:
Derivative assets(1)	—	59,050	—	59,050
Deposits with clearing organizations(2)	38,000	—	—	38,000

Total other assets measured at fair value on a recurring basis	38,000	59,050	—	97,050

Total assets measured at fair value on a recurring basis(3)	$626,082	$12,057,712	$162,057	$12,845,851

Liabilities
Derivative liabilities(1)	$—	$195,041	$—	$195,041
Securities sold, not yet purchased	50,511	2,163	—	52,674

Total liabilities measured at fair value on a recurring basis(3)	$50,511	$197,204	$—	$247,715

(1)

Majority of derivative assets and liabilities are interest rate contracts. Information related to derivative instruments is detailed in Note 7—Accounting for Derivative Instruments and Hedging Activities.

(2)	Represents U.S. Treasury securities held by a broker-dealer subsidiary.
(3)	Assets and liabilities measured at fair value on a recurring basis represented 28% and less than 1% of the Company’s total assets and total liabilities, respectively.

	Level 1	Level 2	Level 3	Fair Value
December 31, 2009:
Assets
Investments required to be segregated under federal or other regulations(1)	$687,617	$—	$—	$687,617
Trading securities	31,085	5,727	1,491	38,303
Available-for-sale securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	—	8,948,904	17,972	8,966,876
Non-agency CMOs and other	—	140,534	234,629	375,163

Total residential mortgage-backed securities	—	9,089,438	252,601	9,342,039

Investment securities:
Debt securities:
Agency debentures	—	3,920,011	—	3,920,011
Municipal bonds	—	38,990	—	38,990
Corporate bonds	—	17,823	—	17,823

Total debt securities	—	3,976,824	—	3,976,824
Publicly traded equity securities:
Corporate investments	—	676	173	849

Total investment securities	—	3,977,500	173	3,977,673

Total available-for-sale securities	—	13,066,938	252,774	13,319,712

Other assets:
Derivative assets	—	93,397	—	93,397
Deposits with clearing organizations(1)	38,000	—	—	38,000

Total other assets measured at fair value on a recurring basis	38,000	93,397	—	131,397

Total assets measured at fair value on a recurring basis(2)	$756,702	$13,166,062	$254,265	$14,177,029

Liabilities
Derivative liabilities	$—	$143,602	$—	$143,602
Securities sold, not yet purchased	27,861	3,112	—	30,973

Total liabilities measured at fair value on a recurring basis(2)	$27,861	$146,714	$—	$174,575

(1)	Represents U.S. Treasury securities held by a broker-dealer subsidiary.
(2)	Assets and liabilities measured at fair value on a recurring basis represented 30% and less than 1% of the Company’s total assets and total liabilities, respectively.

The following tables present additional information about Level 3 assets and liabilities measured at fair value on a recurring basis (dollars in thousands):

		Available-for-sale Securities
	Trading Securities	Non-agency CMOs and Other	Corporate Investments
Balance, June 30, 2010	$803	$186,920	$45
Realized and unrealized gains (losses):(1)
Included in earnings(2)	77	(6,377)	—
Included in other comprehensive income(3)	—	13,911	—
Purchases, sales, other settlements and issuances, net	14	(5,403)	—
Transfers in to Level 3(4)	—	34,985	—
Transfers out of Level 3(4)	—	(62,918)	—

Balance, September 30, 2010	$894	$161,118	$45

(1)	The majority of total realized and unrealized gains (losses) were related to instruments held at September 30, 2010.
(2)	The majority of realized and unrealized gains (losses) included in earnings are reported in the net impairment line item.
(3)	The majority of realized and unrealized gains (losses) included in other comprehensive income are reported in the net change from available-for-sale securities line item.
(4)	The Company’s transfers in and out of Level 3 are as of the beginning of the reporting period on a quarterly basis.

		Available-for-sale Securities
	Trading Securities	Non-agency CMOs and Other	Corporate Investments
Balance, June 30, 2009	$12,172	$274,385	$170
Realized and unrealized gains (losses):(1)
Included in earnings(2)	305	(19,229)	—
Included in other comprehensive income(3)	—	27,397	5
Purchases, sales, other settlements and issuances, net	(563)	(19,869)	—
Transfers in and/or (out) of Level 3(4)	3,440	9,153	—

Balance, September 30, 2009	$15,354	$271,837	$175

(1)	The majority of total realized and unrealized gains (losses) were related to instruments held at September 30, 2009.
(2)	The majority of realized and unrealized gains (losses) included in earnings are reported in the net impairment line item.
(3)	The majority of realized and unrealized gains (losses) included in other comprehensive income are reported in the net change from available-for-sale securities line item.
(4)	The Company’s transfers in and out of Level 3 are as of the beginning of the reporting period on a quarterly basis.

		Available-for-sale Securities
	Trading Securities	Agency Mortgage- backed Securities and CMOs	Non-agency CMOs and Other	Corporate Investments
Balance, December 31, 2009	$1,491	$17,972	$234,629	$173
Realized and unrealized gains (losses):(1)
Included in earnings(2)	(651)	—	(26,832)	—
Included in other comprehensive income(3)	—	—	59,667	(9)
Purchases, sales, other settlements and issuances, net	54	—	(24,649)	(119)
Transfers in to Level 3(4)	—	—	48,593	—
Transfers out of Level 3(4)	—	(17,972)	(130,290)	—

Balance, September 30, 2010	$894	$—	$161,118	$45

(1)	The majority of total realized and unrealized gains (losses) were related to instruments held at September 30, 2010.
(2)	The majority of realized and unrealized gains (losses) included in earnings are reported in the net impairment line item.
(3)	The majority of realized and unrealized gains (losses) included in other comprehensive income are reported in the net change from available-for-sale securities line item.
(4)	The Company’s transfers in and out of Level 3 are as of the beginning of the reporting period on a quarterly basis.

		Available-for-sale Securities
	Trading Securities	Non-agency CMOs and Other	Corporate Investments	Derivative Instruments, Net(5)
Balance, December 31, 2008	$33,406	$304,661	$170	$(492)
Realized and unrealized gains (losses):(1)
Included in earnings(2)	(648)	(64,803)	—	492
Included in other comprehensive income(3)	—	69,310	5	—
Purchases, sales, other settlements and issuances, net	(20,850)	(73,131)	—	—
Transfers in and/or (out) of Level 3(4)	3,446	35,800	—	—

Balance, September 30, 2009	$15,354	$271,837	$175	$—

(1)	The majority of total realized and unrealized gains (losses) were related to instruments held at September 30, 2009.
(2)	The majority of realized and unrealized gains (losses) included in earnings are reported in the net impairment line item.
(3)	The majority of realized and unrealized gains (losses) included in other comprehensive income are reported in the net change from available-for-sale securities line item.
(4)	The Company’s transfers in and out of Level 3 are as of the beginning of the reporting period on a quarterly basis.
(5)	Represents derivative assets net of derivative liabilities for presentation purposes only.

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

The Company’s transfers of certain CMOs in and out of Level 3 are generally driven by changes in price transparency for the securities. Financial instruments for which actively quoted prices or pricing parameters are available will have a higher degree of price transparency than financial instruments that are thinly traded or not quoted. As of September 30, 2010, less than 1% of the Company’s total assets and none of its total liabilities represented instruments measured at fair value on a recurring basis categorized as Level 3.

Nonrecurring Fair Value Measurements

The Company records certain other assets at fair value on a nonrecurring basis: 1) one- to four-family and home equity loans in which the amount of the loan balance in excess of the estimated current property value less costs to sell has been charged-off; and 2) real estate acquired through foreclosure that is carried at the lower of the property’s carrying value or fair value, less estimated selling costs. The following table presents the fair value of assets prior to deducting estimated selling costs that were carried on the consolidated balance sheet as of September 30, 2010 and December 31, 2009, and for which a nonrecurring fair value measurement has been recorded (dollars in thousands):

	September 30, 2010	December 31, 2009(1)
Loans receivable:
One- to four-family	$773,988	N/A
Home equity	57,860	N/A

Total loans receivable	$831,848	$883,752

REO	$141,541	$89,053

(1)	As the amended fair value measurement disclosure guidance was not adopted by the Company until January 1, 2010, certain disclosures are excluded for periods presented prior to the adoption date.

Property valuations are based on the most recent property value data available, which may include appraisals, prices for identical or similar properties, broker price opinions or home price indices. These fair value measurements were classified as Level 3 of the fair value hierarchy as the majority of the valuations included Level 3 inputs that were significant to the estimate of fair value.

The following table presents the losses associated with the assets measured at fair value on a nonrecurring basis during the three and nine months ended September 30, 2010 and 2009 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009(1)	2010	2009(1)
Loans receivable:
One- to four-family	$64,707	N/A	$230,008	N/A
Home equity	36,409	N/A	119,481	N/A

Total loans receivable	$101,116	$159,803	$349,489	$396,904

REO	$9,927	$13,162	$30,488	$37,920

(1)	As the amended fair value measurement disclosure guidance was not adopted by the Company until January 1, 2010, certain disclosures are excluded for periods presented prior to the adoption date.

Disclosures about Fair Value of Financial Instruments

The fair value measurements accounting guidance also requires the disclosure of the fair value of financial instruments not otherwise disclosed above. Different market assumptions and estimation methodologies could significantly affect fair value amounts. The fair value of financial instruments, not otherwise disclosed above, whose fair value approximates carrying value is summarized as follows:

•	Cash and equivalents, cash required to be segregated, margin receivables and customer payables—Fair value is estimated to be carrying value.

•	Investment in FHLB stock—FHLB stock is carried at cost, which is considered to be a reasonable estimate of fair value.

The fair value of financial instruments whose fair values were different from their carrying values is summarized below (dollars in thousands):

	September 30, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Held-to-maturity securities	$2,528,178	$2,578,093	$—	$—
Loans, net(1)	$16,108,601	$15,749,944	$19,174,933	$18,439,112
Liabilities
Deposits	$24,167,459	$24,195,170	$25,597,721	$25,620,950
Securities sold under agreements to repurchase	$5,907,948	$5,986,126	$6,441,875	$6,518,762
FHLB advances and other borrowings	$2,756,063	$2,702,236	$2,746,959	$2,562,228
Corporate debt	$2,145,309	$2,642,124	$2,458,691	$3,390,734

(1)	The carrying value of loans, net includes the allowance for loan losses of $1.0 billion and $1.2 billion as of September 30, 2010 and December 31, 2009, respectively.

•

Held-to-maturity securities—The held-to-maturity securities portfolio included agency mortgage-backed securities and CMOs, agency debentures, and other agency debt securities. The fair value of agency mortgage-backed securities is determined using market and income approaches with quoted market prices, recent market transactions and spread data for similar instruments. The fair value of agency CMOs and other agency debt securities is determined using market and income approaches with the Company’s own trading activities for identical or similar instruments. The fair value of agency debentures is based on quoted market prices that can be derived from assumptions observable in the marketplace.

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

•

Deposits—For sweep deposit accounts, complete savings accounts, other money market and savings accounts and checking accounts, fair value is the amount payable on demand at the reporting date. For certificates of deposits and brokered certificates of deposits, fair value is estimated by discounting future cash flows at the rates currently offered for deposits of similar remaining maturities.

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

NOTE 5—AVAILABLE-FOR-SALE AND HELD-TO-MATURITY SECURITIES

The amortized cost basis and fair value of available-for-sale and held-to-maturity securities are shown in the following tables (dollars in thousands):

	Amortized Cost	Gross Unrealized/ Unrecognized Gains	Gross Unrealized/ Unrecognized Losses	Fair Value
September 30, 2010:
Available-for-sale securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$9,196,437	$170,743	$(3,720)	$9,363,460
Non-agency CMOs and other	515,038	1,309	(124,261)	392,086

Total residential mortgage-backed securities	9,711,475	172,052	(127,981)	9,755,546

Investment securities:
Debt securities:
U.S. Treasury securities and agency debentures	2,535,477	44,399	(586)	2,579,290
Other agency debt securities	279,786	12,691	—	292,477
Municipal bonds	42,394	298	(1,160)	41,532
Corporate bonds	25,355	—	(7,273)	18,082

Total debt securities	2,883,012	57,388	(9,019)	2,931,381
Publicly traded equity securities:
Corporate investments	45	927	—	972

Total investment securities	2,883,057	58,315	(9,019)	2,932,353

Total available-for-sale securities	$12,594,532	$230,367	$(137,000)	$12,687,899

Held-to-maturity securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$1,894,824	$41,859	$(270)	$1,936,413
Investment securities:
Debt securities:
Agency debentures	318,492	922	—	319,414
Other agency debt securities	314,862	7,404	—	322,266

Total investment securities	633,354	8,326	—	641,680

Total held-to-maturity securities	$2,528,178	$50,185	$(270)	$2,578,093

December 31, 2009:
Available-for-sale securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$8,945,396	$85,184	$(63,704)	$8,966,876
Non-agency CMOs and other	590,215	17	(215,069)	375,163

Total residential mortgage-backed securities	9,535,611	85,201	(278,773)	9,342,039

Investment securities:
Debt securities:
Agency debentures	3,928,927	5,883	(14,799)	3,920,011
Municipal bonds	42,474	—	(3,484)	38,990
Corporate bonds	25,422	6	(7,605)	17,823

Total debt securities	3,996,823	5,889	(25,888)	3,976,824
Publicly traded equity securities:
Corporate investments	173	676	—	849

Total investment securities	3,996,996	6,565	(25,888)	3,977,673

Total available-for-sale securities	$13,532,607	$91,766	$(304,661)	$13,319,712

Contractual Maturities

The contractual maturities of all available-for-sale and held-to-maturity debt securities, excluding publicly traded equity investments, at September 30, 2010 are shown below (dollars in thousands):

	Amortized Cost	Fair Value
Available-for-sale debt securities:
Due within one to five years	$1,334,312	$1,341,922
Due within five to ten years	1,307,230	1,365,450
Due after ten years	9,952,945	9,979,555

Total available-for-sale debt securities	$12,594,487	$12,686,927

Held-to-maturity securities:
Due within one to five years	$324,502	$325,473
Due within five to ten years	674,701	696,531
Due after ten years	1,528,975	1,556,089

Total held-to-maturity debt securities	$2,528,178	$2,578,093

Other-Than-Temporary Impairment of Investments

The following tables show the fair value and unrealized or unrecognized losses on available-for-sale and held-to-maturity securities, aggregated by investment category, and the length of time that individual securities have been in a continuous unrealized or unrecognized loss position (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized/ Unrecognized Losses	Fair Value	Unrealized/ Unrecognized Losses	Fair Value	Unrealized/ Unrecognized Losses
September 30, 2010:
Available-for-sale securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$516,307	$(1,420)	$93,319	$(2,300)	$609,626	$(3,720)
Non-agency CMOs and other	4,349	(1)	382,458	(124,260)	386,807	(124,261)
Debt securities:
U.S. Treasury securities and agency debentures	97,627	(586)	—	—	97,627	(586)
Municipal bonds	—	—	21,104	(1,160)	21,104	(1,160)
Corporate bonds	—	—	18,082	(7,273)	18,082	(7,273)

Total available-for-sale securities	$618,283	$(2,007)	$514,963	$(134,993)	$1,133,246	$(137,000)

Held-to-maturity securities:
Agency mortgage-backed securities and CMOs	$221,671	$(270)	$—	$—	$221,671	$(270)

Total held-to-maturity securities	$221,671	$(270)	$—	$—	$221,671	$(270)

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized/ Unrecognized Losses	Fair Value	Unrealized/ Unrecognized Losses	Fair Value	Unrealized/ Unrecognized Losses
December 31, 2009:
Available-for-sale securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$3,656,469	$(42,667)	$946,056	$(21,037)	$4,602,525	$(63,704)
Non-agency CMOs and other	27,245	(14,747)	347,600	(200,322)	374,845	(215,069)
Debt securities:
Agency debentures	2,349,310	(14,799)	—	—	2,349,310	(14,799)
Municipal bonds	—	—	38,986	(3,484)	38,986	(3,484)
Corporate bonds	—	—	17,748	(7,605)	17,748	(7,605)

Total available-for-sale securities	$6,033,024	$(72,213)	$1,350,390	$(232,448)	$7,383,414	$(304,661)

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

The Company does not believe that any individual unrealized loss in the available-for-sale or unrecognized loss in the held-to-maturity portfolio as of September 30, 2010 represents a credit related impairment. The majority of the unrealized losses on mortgage-backed securities are attributable to changes in interest rates and a re-pricing of risk in the market. All agency mortgage-backed securities and CMOs and U.S. Treasury securities and agency debentures are AAA-rated. Municipal bonds and corporate bonds are evaluated by reviewing the credit-worthiness of the issuer and general market conditions. The Company does not intend to sell the securities in an unrealized loss position and it is not more likely than not that the Company will be required to sell the debt securities before the anticipated recovery of its remaining amortized cost of the securities in an unrealized loss position at September 30, 2010.

The majority of the Company’s available-for-sale and held-to-maturity portfolio consists of residential mortgage-backed securities. For residential mortgage-backed securities, the Company calculates the credit portion of OTTI by comparing the present value of the expected future cash flows with the amortized cost basis of the security. The expected future cash flows are determined using the remaining contractual cash flows adjusted for future credit losses. The estimate of expected future credit losses includes the following assumptions: 1) expected default rates based on current delinquency trends, foreclosure statistics of the underlying mortgages and loan documentation type; 2) expected loss severity based on the underlying loan characteristics, including loan-to-value, origination vintage and geography; and 3) expected loan prepayments and principal reduction based on current experience and existing market conditions that may impact the future rate of prepayments. The expected cash flows of the security are then discounted at the interest rate used to recognize interest income on the security to arrive at the present value amount. The following table presents a summary of the significant inputs considered for securities that were other-than-temporarily impaired as of September 30, 2010:

	September 30, 2010
	Weighted Average	Range
Default rate(1)	10%	1% - 45%
Loss severity	46%	40% - 65%
Prepayment rate	9%	6% - 25%

(1)	Represents the expected default rate for the next twelve months.

The following table presents a roll-forward of the credit loss component of the amortized cost of debt securities that have noncredit loss recognized in other comprehensive income and credit loss recognized in earnings for the three and nine months ended September 30, 2010 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009(1)
Credit loss balance, beginning of period	$171,182	$109,731	$150,372	$80,060
Additions:
Initial credit impairment	66	3	1,588	11,730
Subsequent credit impairment	7,235	19,226	26,523	37,170

Credit loss balance, end of period	$178,483	$128,960	$178,483	$128,960

(1)	The Company adopted the amended guidance for the recognition and presentation of OTTI for debt securities on April 1, 2009.

Within the securities portfolio, the highest concentration of credit risk is the non-agency CMO portfolio. The Company concluded that approximately $148.9 million and $357.3 million of non-agency CMO securities for the three and nine months ended September 30, 2010, respectively, were other-than-temporarily impaired as a result of deterioration in the expected credit performance of the underlying loans in the securities. The following table shows the components of net impairment for the periods presented (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009(1)
Other-than-temporary impairment (“OTTI”)	$(1,240)	$(9,291)	$(30,872)	$(227,838)
Less: noncredit portion of OTTI recognized in (out of) other comprehensive income (before tax)	(6,061)	(9,938)	2,761	160,155

Net impairment	$(7,301)	$(19,229)	$(28,111)	$(67,683)

(1)	The Company adopted the amended guidance for the recognition and presentation of OTTI for debt securities on April 1, 2009.

Gains on Loans and Securities, Net

The detailed components of the gains on loans and securities, net line item on the consolidated statement of income (loss) are as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Gains (losses) on loans, net	$87	$(12,629)	$6,256	$(12,552)
Gains on securities, net
Gains on available-for-sale securities	47,073	66,297	119,542	187,394
Losses on available-for-sale securities	—	(17,994)	(139)	(30,261)
Gains (losses) on trading securities, net	(57)	6,174	208	5,336
Hedge ineffectiveness	(199)	131	(1,009)	522

Gains on securities, net	46,817	54,608	118,602	162,991

Gains on loans and securities, net	$46,904	$41,979	$124,858	$150,439

NOTE 6—LOANS, NET

Loans, net are summarized as follows (dollars in thousands):

	September 30, 2010	December 31, 2009
Loans held-for-sale	$6,393	$7,865
Loans receivable, net:
One- to four-family	8,690,659	10,567,129
Home equity	6,745,934	7,769,711
Consumer and other	1,560,505	1,841,317

Total loans receivable	16,997,098	20,178,157
Unamortized premiums, net	137,951	171,649
Allowance for loan losses	(1,032,841)	(1,182,738)

Total loans receivable, net	16,102,208	19,167,068

Total loans, net	$16,108,601	$19,174,933

In the second quarter of 2010, the Company sold a total of $232 million of its one- to four-family loans to Fannie Mae, resulting in a gain of $6.5 million which is recorded in the gains on loans and securities, net line item on the consolidated statement of income (loss). Of the $232 million in sales to Fannie Mae, $216 million were in the form of an agency securitization. The Company received the agency mortgaged-backed securities created from the securitization as proceeds from the sale and classified them as available-for-sale securities on the consolidated balance sheet. The Company structured this transaction to minimize the risk associated with credit losses of the underlying loans as Fannie Mae guarantees the payments from the resulting securities. The Company did not consolidate the agency securitization as the Company concluded that it was not the primary beneficiary under the variable interest entity model. For the foreseeable future, the Company does not plan to securitize or sell any of the remaining one- to four-family loans in its held-for-investment portfolio.

The following table shows the loans receivable by delinquency category as of September 30, 2010 and December 31, 2009 (dollars in thousands):

	Current	30-89 Days Delinquent	90-179 Days Delinquent	180+ Days Delinquent	Total
September 30, 2010
One- to four-family	$7,255,836	$375,705	$240,737	$818,381	$8,690,659
Home equity	6,345,713	201,537	142,787	55,897	6,745,934
Consumer and other	1,528,753	26,239	4,760	753	1,560,505

Total	$15,130,302	$603,481	$388,284	$875,031	$16,997,098

December 31, 2009
One- to four-family	$8,809,505	$527,946	$386,816	$842,862	$10,567,129
Home equity	7,272,930	246,205	194,623	55,953	7,769,711
Consumer and other	1,804,239	30,353	6,047	678	1,841,317

Total	$17,886,674	$804,504	$587,486	$899,493	$20,178,157

The following table provides a roll-forward by loan portfolio of the allowance for loan losses for the three and nine months ended September 30, 2010 and 2009 (dollars in thousands):

	Three Months Ended September 30, 2010
	One- to Four- Family	Home Equity	Consumer and Other	Total
Allowance for loan losses, beginning of period	$433,658	$602,867	$66,418	$1,102,943
Provision for loan losses	30,570	110,117	11,296	151,983
Charge-offs	(67,098)	(148,080)	(19,207)	(234,385)
Recoveries	—	6,453	5,847	12,300

Charge-offs, net	(67,098)	(141,627)	(13,360)	(222,085)

Allowance for loan losses, end of period	$397,130	$571,357	$64,354	$1,032,841

	Three Months Ended September 30, 2009
	One-to Four- Family	Home Equity	Consumer and Other	Total
Allowance for loan losses, beginning of period	$428,017	$718,866	$72,056	$1,218,939
Provision for loan losses	133,334	197,812	16,076	347,222
Charge-offs	(110,376)	(227,894)	(26,799)	(365,069)
Recoveries	—	4,401	9,025	13,426

Charge-offs, net	(110,376)	(223,493)	(17,774)	(351,643)

Allowance for loan losses, end of period	$450,975	$693,185	$70,358	$1,214,518

	Nine Months Ended September 30, 2010
	One- to Four- Family	Home Equity	Consumer and Other	Total
Allowance for loan losses, beginning of period	$489,887	$620,067	$72,784	$1,182,738
Provision for loan losses	146,511	406,306	32,811	585,628
Charge-offs	(239,268)	(475,492)	(61,973)	(776,733)
Recoveries	—	20,476	20,732	41,208

Charge-offs, net	(239,268)	(455,016)	(41,241)	(735,525)

Allowance for loan losses, end of period	$397,130	$571,357	$64,354	$1,032,841

	Nine Months Ended September 30, 2009
	One-to Four- Family	Home Equity	Consumer and Other	Total
Allowance for loan losses, beginning of period	$185,163	$833,835	$61,613	$1,080,611
Provision for loan losses	520,301	614,854	70,555	1,205,710
Charge-offs	(254,489)	(765,656)	(86,507)	(1,106,652)
Recoveries	—	10,152	24,697	34,849

Charge-offs, net	(254,489)	(755,504)	(61,810)	(1,071,803)

Allowance for loan losses, end of period	$450,975	$693,185	$70,358	$1,214,518

Trouble Debt Restructurings

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

Included in the allowance for loan losses at September 30, 2010 was a specific allowance of $334.7 million that was established for TDRs. The specific allowance for these individually impaired loans represents the expected loss over the remaining life of the loan, including the economic concession to the borrower. The average recorded investment in TDR loans was $928.7 million and $383.2 million and the interest income recognized on these loans was $5.0 million and $1.4 million for the three months ended September 30, 2010 and 2009, respectively. The average recorded investment in TDR loans was $808.9 million and $233.8 million and the interest income recognized on these loans was $12.6 million and $3.4 million for the nine months ended September 30, 2010 and 2009, respectively. The following table shows detailed information related to the Company’s modified loans accounted for as TDRs as September 30, 2010 and December 31, 2009 (dollars in thousands):

	Recorded Investment in TDRs(1)	Specific Valuation Allowance	Specific Valuation Allowance as a % of TDR Loans	Total Expected Losses
September 30, 2010
One- to four-family	$474,697	$71,207	15%	26%
Home Equity	478,747	263,508	55%	58%

Total(1)	$953,444	$334,715	35%	42%

December 31, 2009
One- to four-family	$207,581	$26,916	13%	21%
Home Equity	371,320	166,636	45%	48%

Total(1)	$578,901	$193,552	33%	38%

(1)

At September 30, 2010 and December 31, 2009, respectively, $760.1 million and $519.2 million of TDRs had an associated specific valuation allowance, and $193.3 million and $59.7 million did not have an associated specific valuation allowance as the amount of the loan balance in excess of the estimated current property value less costs to sell has been charged-off.

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

	Fair Value
	Asset(1)	Liability(2)	Net(3)
September 30, 2010
Derivatives designated as hedging instruments:
Interest rate contracts:
Cash flow hedges	$55,494	$(156,067)	$(100,573)
Fair value hedges	1,060	(38,974)	(37,914)
Other derivatives	2,496	—	2,496

Total derivatives designated as hedging instruments(4)	$59,050	$(195,041)	$(135,991)

December 31, 2009
Derivatives designated as hedging instruments:
Interest rate contracts:
Cash flow hedges	$87,534	$(143,602)	$(56,068)
Fair value hedges	5,863	—	5,863

Total derivatives designated as hedging instruments(4)	$93,397	$(143,602)	$(50,205)

(1)	Reflected in the other assets line item on the consolidated balance sheet.
(2)	Reflected in the other liabilities line item on the consolidated balance sheet.
(3)	Represents derivative assets net of derivative liabilities for presentation purposes only.
(4)	There were no derivatives not designated as hedging instruments as of September 30, 2010 and December 31, 2009.

Cash Flow Hedges

The majority of the Company’s derivative instruments as of September 30, 2010 and December 31, 2009 were designated as cash flow hedges. These hedges, which include a combination of interest rate swaps, forward-starting swaps and purchased options, including caps and floors, are used primarily to reduce the variability of future cash flows associated with existing variable-rate assets and liabilities and forecasted issuances of liabilities.

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

The future issuances of liabilities, including repurchase agreements, are largely dependent on the market demand and liquidity in the wholesale borrowings market. As of September 30, 2010, the Company believes the forecasted issuance of all debt in cash flow hedge relationships is probable. However, unexpected changes in market conditions in future periods could impact the ability to issue this debt. The Company believes the forecasted issuance of debt in the form of repurchase agreements is most susceptible to an unexpected change in market conditions.

The following table summarizes information related to the Company’s interest rate contracts in cash flow hedge relationships, hedging variable-rate assets and liabilities and the forecasted issuances of liabilities (dollars in thousands):

		Fair Value			Weighted-Average
	Notional Amount	Asset	Liability	Net	Pay Rate	Receive Rate	Strike Rate	Remaining Life (Years)
September 30, 2010
Pay-fixed interest rate swaps:
Repurchase agreements	$700,000	$—	$(90,918)	$(90,918)	4.01%	0.31%	N/A	8.81
FHLB advances	450,000	—	(65,149)	(65,149)	4.19%	0.29%	N/A	8.38
Purchased interest rate options:(1)
Caps	2,485,000	6,502	—	6,502	N/A	N/A	4.22%	2.84
Floors	900,000	48,992	—	48,992	N/A	N/A	6.36%	2.24

Total cash flow hedges	$4,535,000	$55,494	$(156,067)	$(100,573)	4.08%	0.30%	4.79%	4.19

December 31, 2009
Pay-fixed interest rate swaps:
Repurchase agreements	$1,565,000	$—	$(125,954)	$(125,954)	4.87%	0.26%	N/A	9.68
FHLB advances	530,000	—	(17,648)	(17,648)	4.32%	0.25%	N/A	8.11
Purchased interest rate forward-starting swaps:
Repurchase agreements	200,000	2,031	—	2,031	3.88%	N/A	N/A	10.09
Purchased interest rate options:(1)
Caps	2,185,000	36,233	—	36,233	N/A	N/A	4.76%	3.42
Floors	1,900,000	49,270	—	49,270	N/A	N/A	6.43%	1.46

Total cash flow hedges	$6,380,000	$87,534	$(143,602)	$(56,068)	4.66%	0.25%	5.54%	4.97

(1)	Caps are used to hedge repurchase agreements. Floors are used to hedge home equity lines of credit.

Additionally, the Company enters into forward purchase and sale agreements, which are considered cash flow hedges, when the terms of the commitments exactly match the terms of the securities purchased or sold. As of September 30, 2010, the fair value of forward contracts accounted for as cash flow hedges included in the derivative assets line item was $2.5 million.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Impact on accumulated other comprehensive loss (net of tax):
Beginning balance	$(365,816)	$(305,951)	$(278,548)	$(417,489)
Unrealized gains (losses), net	(33,029)	(46,765)	(143,002)	50,044
Reclassifications into earnings, net	12,458	10,949	35,163	25,678

Ending balance	$(386,387)	$(341,767)	$(386,387)	$(341,767)

Cash flow hedge ineffectiveness(1)(2)	$(87)	$131	$(318)	$522

Derivatives terminated during the period:
Notional	$—	$—	$2,295,000	$1,090,000
Fair value of net losses recognized in accumulated other comprehensive loss	$—	$—	$(169,008)	$(128,869)
Amortization of terminated interest rate swaps and options included in net operating interest income	$(15,595)	$(10,306)	$(42,414)	$(29,646)

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

During the upcoming twelve months, the Company expects to include a pre-tax amount of approximately $88.8 million of net unrealized losses that are currently reflected in accumulated other comprehensive loss in net operating interest income as a yield adjustment in the same periods in which the related items affect earnings. The losses accumulated in other comprehensive loss on terminated derivative instruments will be included in net operating interest income over the periods the related items will affect earnings, ranging from 4 days to approximately 12 years.

The following table shows the balance in accumulated other comprehensive loss attributable to open cash flow hedges and discontinued cash flow hedges (dollars in thousands):

	As of September 30,
	2010	2009
Accumulated other comprehensive loss balance (net of tax) related to:
Open cash flow hedges	$(100,330)	$(129,727)
Discontinued cash flow hedges	(286,057)	(212,040)

Total cash flow hedges	$(386,387)	$(341,767)

The following table shows the balance in accumulated other comprehensive loss attributable to cash flow hedges by type of hedged item (dollars in thousands):

	As of September 30,
	2010	2009
Repurchase agreements	$(518,135)	$(493,464)
FHLB advances	(155,605)	(123,886)
Home equity lines of credit	52,877	67,515
Other	1,813	(904)

Total balance of cash flow hedges before tax	(619,050)	(550,739)
Tax benefit	232,663	208,972

Total balance of cash flow hedges, net of tax	$(386,387)	$(341,767)

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

The following table summarizes information related to the Company’s interest rate contracts in fair value hedge relationships (dollars in thousands):

	Notional Amount	Fair Value			Weighted-Average
		Asset	Liability	Net	Pay Rate	Receive Rate	Strike Rate	Remaining Life (Years)
September 30, 2010
Pay-fixed interest rate swaps:
U.S. Treasury securities and agency debentures	$833,661	$1,060	$(38,974)	$(37,914)	3.39%	0.30%	N/A	16.95

Total fair value hedges	$833,661	$1,060	$(38,974)	$(37,914)	3.39%	0.30%	N/A	16.95

December 31, 2009
Receive-fixed interest rate swaps:
Corporate debt	$225,000	$5,863	$—	$5,863	3.82%	7.38%	N/A	3.72

Total fair value hedges	$225,000	$5,863	$—	$5,863	3.82%	7.38%	N/A	3.72

The following table summarizes the effect of interest rate contracts designated and qualifying as hedging instruments in fair value hedges and related hedged items on the consolidated statement of income (loss) (dollars in thousands):

	Three Months Ended September 30, 2010		Three Months Ended September 30, 2009
	Hedging Instrument	Hedged Item	Hedging Instrument	Hedged Item
U.S. Treasury securities and agency debentures	$(17,255)	$17,143	$—	$—
Corporate debt	(1,473)	1,473	(333)	333

Total gains (losses) included in earnings	$(18,728)	$18,616	$(333)	$333

	Nine Months Ended September 30, 2010		Nine Months Ended September 30, 2009
	Hedging Instrument	Hedged Item	Hedging Instrument	Hedged Item
U.S. Treasury securities and agency debentures	$(42,866)	$42,175	$—	$—
Corporate debt	(1,714)	1,714	(7,063)	7,063
Brokered certificates of deposit	—	—	(8)	8

Total gains (losses) included in earnings	$(44,580)	$43,889	$(7,071)	$7,071

There was $0.1 million and $0.7 million in fair value hedge ineffectiveness for the three and nine months ended September 30, 2010, respectively, and no fair value hedge ineffectiveness for the three and nine months ended September 30, 2009. The fair value hedge ineffectiveness is reflected in the gains on loans and securities, net line item.

NOTE 8—DEPOSITS

Deposits are summarized as follows (dollars in thousands):

	Weighted-Average Rate		Amount		Percentage to Total
	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009
Sweep deposit accounts(1)	0.07%	0.07%	$14,825,463	$12,551,497	61.3%	49.0%
Complete savings accounts	0.30%	0.50%	6,863,936	9,704,045	28.4	37.9
Other money market and savings accounts	0.24%	0.29%	1,080,916	1,183,392	4.5	4.6
Checking accounts	0.10%	0.19%	745,728	813,663	3.1	3.2
Certificates of deposits	2.30%	1.69%	536,609	1,215,780	2.2	4.8
Brokered certificates of deposits	4.42%	4.51%	114,807	129,344	0.5	0.5

Total deposits	0.22%	0.35%	$24,167,459	$25,597,721	100.0%	100.0%

(1)	A sweep product transfers brokerage customer balances to banking subsidiaries, which hold these funds as customer deposits in FDIC insured demand deposits and money market deposit accounts.

The Company sold approximately $1 billion of savings accounts to Discover Financial Services in March 2010.

NOTE 9—SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND FHLB ADVANCES AND OTHER BORROWINGS

The maturities of and total borrowings at September 30, 2010 and total borrowings at December 31, 2009 are shown below (dollars in thousands):

		FHLB Advances and Other Borrowings
	Repurchase Agreements(1)	FHLB Advances	Other Borrowings	Total	Weighted Average Interest Rate
Years Ending December 31,
2010	$3,013,113	$500,000	$24,868	$3,537,981	(0.14	)%(2)
2011	1,794,835	—	111	1,794,946	0.61%
2012	100,000	350,000	—	450,000	0.66%
2013	100,000	—	—	100,000	1.99%
2014	200,000	320,000	—	520,000	4.67%
Thereafter	700,000	1,133,600	427,484	2,261,084	3.50%

Total borrowings at September 30, 2010	$5,907,948	$2,303,600	$452,463	$8,664,011	1.32%

Total borrowings at December 31, 2009	$6,441,875	$2,303,600	443,359	$9,188,834	1.43%

(1)	The maximum amount at any month end for repurchase agreements was $6.5 billion for the nine months ended September 30, 2010 and $7.2 billion for the year ended December 31, 2009.
(2)	Includes a benefit from the favorable market environment for dollar-roll financings in the third quarter of 2010.

NOTE 10—CORPORATE DEBT

The Company’s corporate debt by type is shown below (dollars in thousands):

September 30, 2010	Face Value	Discount	Fair Value Adjustment(1)	Net
Interest-bearing notes:
Senior notes:
8% Notes, due 2011	$3,644	$—	$—	$3,644
7 3/8% Notes, due 2013	414,665	(2,704)	16,522	428,483
7 7/8% Notes, due 2015	243,177	(1,546)	9,756	251,387

Total senior notes	661,486	(4,250)	26,278	683,514
12 1/2% Springing lien notes, due 2017	930,230	(180,800)	7,546	756,976

Total interest-bearing notes	1,591,716	(185,050)	33,824	1,440,490
Non-interest-bearing debt:
0% Convertible debentures, due 2019	704,819	—	—	704,819

Total corporate debt	$2,296,535	$(185,050)	$33,824	$2,145,309

December 31, 2009	Face Value	Discount	Fair Value Adjustment(1)	Net
Interest-bearing notes:
Senior notes:
8% Notes, due 2011	$3,644	$—	$—	$3,644
7 3/8% Notes, due 2013	414,665	(3,390)	21,473	432,748
7 7/8% Notes, due 2015	243,177	(1,770)	11,225	252,632

Total senior notes	661,486	(5,160)	32,698	689,024
12 1/2% Springing lien notes, due 2017	930,230	(189,838)	8,334	748,726

Total interest-bearing notes	1,591,716	(194,998)	41,032	1,437,750
Non-interest-bearing debt:
0% Convertible debentures, due 2019	1,020,941	—	—	1,020,941

Total corporate debt	$2,612,657	$(194,998)	$41,032	$2,458,691

(1)	The fair value adjustment is related to changes in fair value of the debt while in a fair value hedge relationship.

As a result of the Company’s 1-for-10 reverse stock split during the second quarter of 2010, the Class A and Class B convertible debentures are convertible into the Company’s common stock at a conversion rate of $10.34 and $15.51, respectively, per $1,000 principal amount.

As of September 30, 2010, $1.0 billion of the Class A convertible debentures and $2.1 million of the Class B convertible debentures had been converted into 100.1 million shares and 0.1 million shares, respectively, of the Company’s common stock. The previously disclosed converted shares have been adjusted to reflect the reverse stock split.

NOTE 11—INCOME TAXES

During the nine months ended September 30, 2010, the Company recognized a net increase of $133.6 million for unrecognized tax benefits. The total amount of unrecognized tax benefits as of September 30, 2010 and December 31, 2009 was $192.3 million and $58.7 million, respectively. A reconciliation of the beginning and ending amount of unrecognized tax benefits as of September 30, 2010 and December 31, 2009 are as follows (dollars in thousands):

	September 30, 2010	December 31, 2009
Unrecognized tax benefits, beginning of period	$58,696	$64,655
Additions based on tax positions related to prior years	138,495	2,783
Additions based on tax positions related to current year	417	2,293
Reductions based on tax positions related to prior years	(900)	(1,229)
Reductions based on tax positions related to current year	(1,118)	(8,159)
Settlements with taxing authorities	(2,706)	(681)
Statute of limitations lapses	(590)	(966)

Unrecognized tax benefits, end of period	$192,294	$58,696

At September 30, 2010, $151.2 million (net of federal benefits on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. The majority of additional unrecognized tax benefit recorded during the first nine months of 2010 related to the Company’s recapitalization transactions in 2009 and Section 382 limitations on state net operating losses.

NOTE 12—SHAREHOLDERS’ EQUITY

The activity in shareholders’ equity during the nine months ended September 30, 2010 is summarized as follows (dollars in thousands):

	Common Stock / Additional Paid-In Capital	Accumulated Deficit / Other Comprehensive Loss	Total
Beginning balance, December 31, 2009	$6,277,051	$(2,527,496)	$3,749,555
Net loss	—	(4,357)	(4,357)
Conversions of convertible debentures	316,123	—	316,123
Claims settlement under Section 16(b)	35,000	—	35,000
Net change from available-for-sale securities	—	169,701	169,701
Net change from cash flow hedging instruments	—	(107,839)	(107,839)
Other(1)	10,306	(4,018)	6,288

Ending balance, September 30, 2010	$6,638,480	$(2,474,009)	$4,164,471

(1)	Other includes employee stock compensation accounting and changes in accumulated other comprehensive loss from foreign currency translation.

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

Conversions of Convertible Debentures

During the three and nine months ended September 30, 2010, $5.1 million and $316.1 million of the Company’s convertible debentures were converted into 0.5 million and 30.6 million shares of common stock, respectively. For further details on the convertible debentures, see Note 10—Corporate Debt.

NOTE 13—EARNINGS (LOSS) PER SHARE

The following table is a reconciliation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Basic:
Numerator:
Net income (loss)	$8,404	$(854,691)	$(4,357)	$(1,230,613)

Denominator:
Basic weighted-average shares outstanding	220,415	126,849	208,187	83,536

Diluted:
Numerator:
Net income (loss)	$8,404	$(854,691)	$(4,357)	$(1,230,613)

Denominator:
Basic weighted-average shares outstanding	220,415	126,849	208,187	83,536
Effect of dilutive securities:
Weighted-average convertible debentures	68,206	—	—	—
Weighted-average options and restricted stock issued to employees	650	—	—	—

Diluted weighted-average shares outstanding	289,271	126,849	208,187	83,536

Per share:
Basic earnings (loss) per share	$0.04	$(6.74)	$(0.02)	$(14.73)

Diluted earnings (loss) per share	$0.03	$(6.74)	$(0.02)	$(14.73)

For the three and nine months ended September 30, 2010 and 2009, the Company excluded the following shares from the calculations of diluted earnings (loss) per share as the effect would have been anti-dilutive (shares in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Shares excluded as a result of the Company’s net loss:
Convertible debentures	N/A	53.2	80.3	17.9
Stock options and restricted stock awards and units	N/A	0.5	0.8	0.5
Other stock options and restricted stock awards and units	2.8	3.0	2.8	2.9

Total	2.8	56.7	83.9	21.3

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

As of September 30, 2010, all of the Company’s broker-dealer subsidiaries met minimum net capital requirements. Total required net capital was $0.1 billion at September 30, 2010. In addition, the Company’s broker-dealer subsidiaries had excess net capital of $0.6 billion at September 30, 2010.

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

Quantitative measures established by regulation to ensure capital adequacy require E*TRADE Bank to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets and Tier I capital to adjusted total assets. As shown in the table below, at both September 30, 2010 and December 31, 2009, the OTS categorized E*TRADE Bank as “well capitalized” under the regulatory framework for prompt corrective action. However, events beyond management’s control, such as a continued deterioration in residential real estate and credit markets, could adversely affect future earnings and E*TRADE Bank’s ability to meet its future capital requirements.

E*TRADE Bank’s actual and required capital amounts and ratios are presented in the table below (dollars in thousands):

	Actual		Minimum Required to be Well Capitalized Under Prompt Corrective Action Provisions				Excess Capital
	Amount	Ratio	Amount		Ratio
September 30, 2010:
Total capital to risk-weighted assets	$3,257,425	15.03%	>$	2,167,771	>	10.0%	$1,089,654
Tier I capital to risk-weighted assets	$2,981,180	13.75%	>$	1,300,662	>	6.0%	$1,680,518
Tier I capital to adjusted total assets	$3,009,553	7.40%	>$	2,033,499	>	5.0%	$976,054
December 31, 2009:
Total capital to risk-weighted assets	$3,102,618	14.08%	>$	2,203,492	>	10.0%	$899,126
Tier I capital to risk-weighted assets	$2,818,370	12.79%	>$	1,322,095	>	6.0%	$1,496,275
Tier I capital to adjusted total assets	$2,860,312	6.69%	>$	2,136,752	>	5.0%	$723,560

NOTE 15—COMMITMENTS, CONTINGENCIES AND OTHER REGULATORY MATTERS

Legal Matters

Litigation Matters

On October 27, 2000, Ajaxo, Inc. (“Ajaxo”) filed a complaint in the Superior Court for the State of California, County of Santa Clara. Ajaxo sought damages and certain non-monetary relief for the Company’s alleged breach of a non-disclosure agreement with Ajaxo pertaining to certain wireless technology that Ajaxo offered the Company as well as damages and other relief against the Company for their alleged misappropriation of Ajaxo’s trade secrets. Following a jury trial, a judgment was entered in 2003 in favor of Ajaxo against the Company for $1.3 million for breach of the Ajaxo non-disclosure agreement. Although the jury also found in favor of Ajaxo on its claim against the Company for misappropriation of trade secrets, the trial court subsequently denied Ajaxo’s requests for additional damages and relief. On December 21, 2005, the California Court of Appeal affirmed the above-described award against the Company for breach of the nondisclosure agreement but remanded the case to the trial court for the limited purpose of determining what, if any, additional damages Ajaxo may be entitled to as a result of the jury’s previous finding in favor of Ajaxo on its claim against the Company for misappropriation of trade secrets. Although the Company paid Ajaxo the full amount due on the above-described judgment, the case, consistent with the rulings issued by the Court of Appeal, was remanded back to the trial court, and on May 30, 2008, a jury returned a verdict in favor of the Company denying all claims raised and demands for damages against the Company. Following the trial court’s filing of entry of judgment in favor of the Company on September 5, 2008, Ajaxo filed post-trial motions for vacating this entry of judgment and requesting a new trial. On November 4, 2008, the trial court denied these motions. On December 2, 2008, Ajaxo filed a notice of appeal with the Court of Appeal of the State of California for the Sixth District. Oral argument on the appeal was heard on July 15, 2010. On August 30, 2010, The Court of Appeal affirmed the trial court’s verdict in part and reversed the verdict in part, remanding the case. E*TRADE petitioned the Supreme Court of California for review of the Court of Appeal decision. That petition is pending. The Company will continue to defend itself vigorously.

On October 11, 2006, a state class action was filed by Nikki Greenberg on her own behalf and on behalf of all those similarly situated plaintiffs, in the Superior Court for the State of California, County of Los Angeles on behalf of all customers or consumers who allegedly made or received telephone calls from the Company that were recorded without their knowledge or consent. On February 7, 2008, class certification was granted and the class defined to consist of (1) all persons in California who received telephone calls from the Company and whose calls were recorded without their consent within three years of October 11, 2006, and (2) all persons who made calls from California to the Beverly Hills branch of the Company on August 8, 2006. Plaintiffs sought to recover unspecified monetary damages plus injunctive relief, including punitive and exemplary damages, interest, attorneys’ fees and costs. On October 16, 2009, the court granted final approval of the parties’ proposed settlement agreement. Objectors to the court’s order granting final approval of the parties’ settlement agreement filed notices of appeal which were subsequently dismissed on January 26, 2010. The Company paid the settlement amount to the Claims Administrator on March 5, 2010. Administration of the settlement was completed in August 2010 and the action is now concluded.

On October 2, 2007, a class action complaint alleging violations of the federal securities laws was filed in the United States District Court for the Southern District of New York against the Company and its then Chief Executive Officer and Chief Financial Officer, Mitchell H. Caplan and Robert J. Simmons by Larry Freudenberg on his own behalf and on behalf of others similarly situated (the “Freudenberg Action”). On July 17, 2008, the trial court consolidated this action with four other purported class actions, all of which were filed in the United States District Court for the Southern District of New York and which were based on the same facts and circumstances. On January 16, 2009, plaintiffs served their consolidated amended class action complaint in which they also named Dennis Webb, the Company’s former Capital Markets Division President, as a defendant. Plaintiffs contend, among other things, that the value of the Company’s stock between April 19, 2006 and November 9, 2007 was artificially inflated because defendants issued materially false and misleading statements and failed to disclose that the Company was experiencing a rise in delinquency rates in its mortgage and home equity portfolios; failed to timely record an impairment on its mortgage and home equity portfolios; materially overvalued its securities portfolio, which included assets backed by mortgages; and based on the foregoing, lacked a reasonable basis for the positive statements made about the Company’s earnings and prospects. Plaintiffs seek to recover damages in an amount to be proven at trial, including interest and attorneys’ fees and costs. Defendants filed their motion to dismiss on April 2, 2009, and briefing on defendants’ motion to dismiss was completed on August 31, 2009. On May 11, 2010, the Court issued an order denying defendants’ motion to dismiss. The Company filed an Answer to the Complaint on June 25, 2010. Discovery is expected to continue until June 17, 2011. The Company intends to vigorously defend itself against these claims.

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

Based upon the same facts and circumstances alleged in the Freudenberg consolidated actions above, a verified shareholder derivative complaint was filed in the United States District Court for the Southern District of New York on October 4, 2007 by Catherine Rubery, against the Company and its then Chief Executive Officer, President/Chief Operating Officer, Chief Financial Officer and individual members of its board of directors. Plaintiff alleges, among other things, causes of action for breach of fiduciary duty, waste of corporate assets, unjust enrichment, and violation of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The above federal shareholder derivative complaint has been consolidated with another shareholder derivative complaint brought by shareholder Marilyn Clark in the same court and against the same named defendants. Pursuant to a stipulation, defendants’ motion to dismiss the consolidated federal derivative actions is not due until March 2012. Three similar derivative actions, based on the same facts and circumstances as the federal derivative actions, but alleging exclusively state causes of action, have been filed in the Supreme Court of the State of New York, New York County and have been ordered consolidated in that court. In these state derivative actions, plaintiffs Frank Fosbre, Brian Kallinen and Alexander Guiseppone filed a consolidated amended complaint on March 23, 2009. Plaintiffs in the foregoing actions seek unspecified monetary damages against the Individual Defendants in favor of the Company, plus an injunction compelling changes to the Company’s Corporate Governance policies. Defendants have moved to dismiss the consolidated amended complaint in the consolidated derivative actions. Briefing on the motion to dismiss was concluded on October 25, 2010. The motion is pending.

On April 2, 2008, a class action complaint alleging violations of the federal securities laws was filed by John W. Oughtred on his own behalf and on behalf of all others similarly situated in the United States District

Court for the Southern District of New York against the Company. Plaintiff contends, among other things, that the Company committed various sales practice violations in the sale of certain auction rate securities to investors between April 2, 2003, and February 13, 2008 by allegedly misrepresenting that these securities were highly liquid and safe investments for short term investing. On December 18, 2008, plaintiffs filed their first amended class action complaint. Defendants filed their pending motion to dismiss plaintiffs’ amended complaint on February 5, 2009, and briefing on defendants’ motion to dismiss was completed on April 15, 2009. Plaintiffs seek to recover damages in an amount to be proven at trial, or, in the alternative, rescission of auction rate securities purchases, plus interest and attorney’s fees and costs. On March 18, 2010, the District Court dismissed the complaint without prejudice. On April 22, 2010, Plaintiffs amended their complaint. The Company has moved to dismiss the amended complaint. Decision on this motion is pending. The Company intends to continue to vigorously defend itself against the claims raised in this action.

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

On February 3, 2010, a class action complaint was filed in the United States District Court for the Northern District of California against E*TRADE Securities LLC by Joseph Roling on his own behalf and on behalf of all others similarly situated. The lead plaintiff alleges that E*TRADE Securities LLC unlawfully charged and collected certain account activity fees from its customers. Claimant, on behalf of himself and the putative class, asserts breach of contract, unjust enrichment and violation of California Civil Code Section 1671 and seeks equitable and injunctive relief for alleged illegal, unfair and fraudulent practices under California’s Unfair Competition Law, California Business and Professional Code Section 17200 et seq. The plaintiff seeks, among other things, certification of the class action on behalf of alleged similarly situated plaintiffs, unspecified damages and restitution of amounts allegedly wrongfully collected by E*TRADE Securities LLC, attorneys fees and expenses and injunctive relief. The Company moved to transfer venue on the case to the Southern District of New York; that motion was denied. The court granted E*TRADE’s motion to dismiss in part and denied the motion to dismiss in part. The Court bifurcated discovery to permit initial discovery on individual claims and class certification. Discovery on the merits will not commence unless a class is certified. The Court set March 6, 2011 as the date on which the initial phase of discovery will conclude. The Company intends to vigorously defend itself against the claims raised in this action.

On March 8, 2010, Lindsay Lohan filed a complaint in the New York Supreme Court, Nassau County, against E*TRADE Bank and E*TRADE Securities LLC. The Plaintiff alleged that E*TRADE’s television advertising made unauthorized use of her characterization and likeness in violation of Section 51 of the New York State Civil Rights Law. The Claimant sought $100 million in damages. This matter was settled in September 2010 pursuant to a confidential agreement for an amount that had no material impact on the Company.

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

Beginning in approximately August 2008, representatives of various states attorneys general and FINRA initiated inquiries regarding the purchase of auction rate securities by E*TRADE Securities LLC’s customers. E*TRADE Securities LLC is cooperating with these inquiries. As of September 30, 2010, the total amount of auction rate securities held by all E*TRADE Securities LLC customers was approximately $146.5 million.

On January 19, 2010, the North Carolina Securities Division filed an administrative petition before the North Carolina Secretary of State against E*TRADE Securities LLC seeking to revoke the North Carolina securities dealer registration of E*TRADE Securities LLC or, alternatively, to suspend that registration until all North Carolina residents are made whole for their investments in auction rate securities purchased through E*TRADE Securities LLC. E*TRADE Securities LLC is defending that action. As of September 30, 2010, the total amount of auction rate securities held by North Carolina customers was approximately $1.0 million.

On July 21, 2010, the Colorado Division of Securities filed an administrative complaint in the Colorado Office of Administrative Courts against E*TRADE Securities LLC based upon purchases of auction rate securities through E*TRADE Securities LLC by Colorado residents. The complaint seeks to revoke, suspend, or otherwise impose conditions upon the Colorado broker-dealer license of E*TRADE Securities LLC. E*TRADE Securities LLC is defending that action. As of September 30, 2010, the total amount of auction rate securities held by Colorado customers was approximately $4.7 million.

On August 24, 2010, the South Carolina Securities Division filed an administrative complaint before the Securities Commissioner of South Carolina against E*TRADE Securities LLC based upon purchases of auction rate securities through E*TRADE Securities LLC by South Carolina residents. The complaint seeks to suspend the South Carolina broker-dealer license of E*TRADE Securities LLC until South Carolina customers who purchased auction rate securities through E*TRADE Securities LLC and who wish to liquidate those positions are able to do so, and seeks a fine not to exceed $10,000 for each violation of South Carolina statutes or rules that is proven by the Division. E*TRADE Securities LLC is defending that action. As of September 30, 2010, the total amount of auction rate securities held by South Carolina customers was approximately $0.5 million.

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

Loans

The Company provides access to real estate loans for its customers through a third party company. This lending product is being offered as a convenience to the Company’s customers and is not one of its primary product offerings. The Company structured this arrangement to minimize the assumption of any of the typical risks commonly associated with mortgage lending. The third party company providing this product performs all processing and underwriting of these loans. Shortly after closing, the third party company purchases the loans from the Company and is responsible for the credit risk associated with these loans. The Company had $57.7 million in commitments to originate loans, $6.4 million in commitments to sell loans and no commitments to purchase loans at September 30, 2010.

Securities, Unused Lines of Credit and Certificates of Deposit

At September 30, 2010, the Company had commitments to purchase $0.5 billion in securities and $34 million in commitments to sell securities. In addition, the Company had approximately $0.4 billion of certificates of deposit scheduled to mature in less than one year and $1.0 billion of unfunded commitments to extend credit.

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

During the 30-year period prior to the redemption of the trust preferred securities, ETBH guarantees the accrued and unpaid distributions on these securities, as well as the redemption price of the securities and certain costs that may be incurred in liquidating, terminating or dissolving the trusts (all of which would otherwise be payable by the trusts). At September 30, 2010, management estimated that the maximum potential liability under this arrangement is equal to approximately $436.6 million or the total face value of these securities plus dividends, which may be unpaid at the termination of the trust arrangement.

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

The Company’s segment financial information from prior periods has been reclassified in accordance with the new segment financial reporting.

Trading and investing includes:

•	retail brokerage products and services;

•	investor-focused banking products;

•	market-making; and

•	corporate services.

Balance sheet management includes:

•	managing asset allocation and credit, liquidity and interest rate risk;

•	managing loans previously originated or purchased from third parties; and

•	managing customer cash and deposits.

Corporate/Other includes:

•	centrally-managed functions including: finance, human resources, legal, compliance and risk management;

•	technology related costs incurred to support the centrally managed functions;

•	restructuring and other exit activities; and

•	corporate debt and corporate investments.

The Company evaluates the performance of its segments based on income (loss) before income taxes.

Financial information for the Company’s reportable segments is presented in the following tables (dollars in thousands):

	Three Months Ended September 30, 2010
	Trading and Investing	Balance Sheet Management	Corporate/ Other	Eliminations(1)	Total
Revenue:
Operating interest income	$202,004	$314,567	$6	$(140,511)	$376,066
Operating interest expense	(14,064)	(203,578)	—	140,511	(77,131)

Net operating interest income	187,940	110,989	6	—	298,935

Commissions	89,517	—	—	—	89,517
Fees and service charges	28,937	642	—	—	29,579
Principal transactions	21,512	—	—	—	21,512
Gains (losses) on loans and securities, net	13	46,896	(5)	—	46,904
Other-than-temporary impairment (“OTTI”)	—	(1,240)	—	—	(1,240)
Less: noncredit portion of OTTI recognized out of other comprehensive income (before tax)	—	(6,061)	—	—	(6,061)

Net impairment	—	(7,301)	—	—	(7,301)
Other revenues	8,258	2,018	—	—	10,276

Total non-interest income	148,237	42,255	(5)	—	190,487

Total net revenue	336,177	153,244	1	—	489,422

Provision for loan losses	—	151,983	—	—	151,983
Operating expense:
Compensation and benefits	54,205	3,896	17,683	—	75,784
Clearing and servicing	15,625	18,175	—	—	33,800
Advertising and market development	25,590	—	—	—	25,590
FDIC insurance premiums	—	19,771	—	—	19,771
Communications	16,823	293	407	—	17,523
Professional services	13,158	631	2,314	—	16,103
Occupancy and equipment	16,312	742	802	—	17,856
Depreciation and amortization	17,997	328	4,871	—	23,196
Amortization of other intangibles	7,116	—	—	—	7,116
Facility restructuring and other exit activities	—	—	2,954	—	2,954
Other operating expenses	11,355	10,534	5,312	—	27,201

Total operating expense	178,181	54,370	34,343	—	266,894

Income (loss) before other income (expense) and income taxes	157,996	(53,109)	(34,342)	—	70,545
Other income (expense):
Corporate interest income	—	—	6,053	—	6,053
Corporate interest expense	—	—	(41,813)	—	(41,813)
Gains on sales of investments, net	—	—	1,691	—	1,691
Equity in loss of investments and venture funds	—	—	(932)	—	(932)

Total other income (expense)	—	—	(35,001)	—	(35,001)

Income (loss) before income taxes	$157,996	$(53,109)	$(69,343)	$—	$35,544

(1)

Represents transactions between the trading and investing and balance sheet management segments, which include deposits and intercompany funds transfer pricing arrangements that match assets and liabilities with similar interest rate sensitivities and maturities.

	Three Months Ended September 30, 2009
	Trading and Investing	Balance Sheet Management	Corporate/ Other	Eliminations(1)	Total
Revenue:
Operating interest income	$225,028	$386,319	$19	$(171,328)	$440,038
Operating interest expense	(38,165)	(251,823)	—	171,328	(118,660)

Net operating interest income	186,863	134,496	19	—	321,378

Commissions	144,533	—	—	—	144,533
Fees and service charges	49,723	650	—	—	50,373
Principal transactions	24,888	—	—	—	24,888
Gains (losses) on loans and securities, net	—	41,980	(1)	—	41,979
Other-than-temporary impairment (“OTTI”)	—	(9,291)	—	—	(9,291)
Less: noncredit portion of OTTI recognized out of other comprehensive income (before tax)	—	(9,938)	—	—	(9,938)

Net impairment	—	(19,229)	—	—	(19,229)
Other revenues	8,466	2,939	—	—	11,405

Total non-interest income	227,610	26,340	(1)	—	253,949

Total net revenue	414,473	160,836	18	—	575,327

Provision for loan losses	—	347,222	—	—	347,222
Operating expense:
Compensation and benefits	63,240	3,849	30,895	—	97,984
Clearing and servicing	22,578	20,667	—	—	43,245
Advertising and market development	19,438	—	—	—	19,438
FDIC insurance premiums	—	19,993	—	—	19,993
Communications	19,961	40	501	—	20,502
Professional services	8,180	624	11,788	—	20,592
Occupancy and equipment	18,018	733	818	—	19,569
Depreciation and amortization	16,063	203	4,883	—	21,149
Amortization of other intangibles	7,433	—	—	—	7,433
Facility restructuring and other exit activities	—	—	2,497	—	2,497
Other operating expenses	13,219	12,190	3,903	—	29,312

Total operating expense	188,130	58,299	55,285	—	301,714

Income (loss) before other income (expense) and income taxes	226,343	(244,685)	(55,267)	—	(73,609)
Other income (expense):
Corporate interest income	—	—	192	—	192
Corporate interest expense	—	—	(69,035)	—	(69,035)
Losses on early extinguishment of debt	—	(37,239)	(968,254)	—	(1,005,493)
Equity in loss of investments and venture funds	—	—	(3,404)	—	(3,404)

Total other income (expense)	—	(37,239)	(1,040,501)	—	(1,077,740)

Income (loss) before income taxes	$226,343	$(281,924)	$(1,095,768)	$—	$(1,151,349)

(1)

Represents transactions between the trading and investing and balance sheet management segments, which include deposits and intercompany funds transfer pricing arrangements that match assets and liabilities with similar interest rate sensitivities and maturities.

	Nine Months Ended September 30, 2010
	Trading and Investing	Balance Sheet Management	Corporate/ Other	Eliminations(1)	Total
Revenue:
Operating interest income	$625,880	$989,573	$18	$(450,659)	$1,164,812
Operating interest expense	(51,874)	(642,238)	—	450,659	(243,453)

Net operating interest income	574,006	347,335	18	—	921,359

Commissions	322,323	—	—	—	322,323
Fees and service charges	105,595	1,418	—	—	107,013
Principal transactions	76,429	—	—	—	76,429
Gains (losses) on loans and securities, net	13	124,883	(38)	—	124,858
Other-than-temporary impairment (“OTTI”)	—	(30,872)	—	—	(30,872)
Less: noncredit portion of OTTI recognized in other comprehensive income (before tax)	—	2,761	—	—	2,761

Net impairment	—	(28,111)	—	—	(28,111)
Other revenues	29,363	6,692	—	—	36,055

Total non-interest income	533,723	104,882	(38)	—	638,567

Total net revenue	1,107,729	452,217	(20)	—	1,559,926

Provision for loan losses	—	585,628	—	—	585,628
Operating expense:
Compensation and benefits	173,740	11,501	58,693	—	243,934
Clearing and servicing	53,699	57,401	—	—	111,100
Advertising and market development	93,502	—	—	—	93,502
FDIC insurance premiums	—	58,346	—	—	58,346
Communications	54,284	759	1,351	—	56,394
Professional services	36,594	1,590	17,689	—	55,873
Occupancy and equipment	49,391	2,123	2,163	—	53,677
Depreciation and amortization	48,723	962	16,158	—	65,843
Amortization of other intangibles	21,399	—	—	—	21,399
Facility restructuring and other exit activities	—	—	4,474	—	4,474
Other operating expenses	29,314	26,653	17,382	—	73,349

Total operating expense	560,646	159,335	117,910	—	837,891

Income (loss) before other income (expense) and income taxes	547,083	(292,746)	(117,930)	—	136,407
Other income (expense):
Corporate interest income	—	—	6,133	—	6,133
Corporate interest expense	—	—	(124,061)	—	(124,061)
Gains on sales of investments, net	—	—	1,800	—	1,800
Equity in income of investments and venture funds	—	—	1,595	—	1,595

Total other income (expense)	—	—	(114,533)	—	(114,533)

Income (loss) before income taxes	$547,083	$(292,746)	$(232,463)	$—	$21,874

(1)

Represents transactions between the trading and investing and balance sheet management segments, which include deposits and intercompany funds transfer pricing arrangements that match assets and liabilities with similar interest rate sensitivities and maturities.

	Nine Months Ended September 30, 2009
	Trading and Investing	Balance Sheet Management	Corporate/ Other	Eliminations(1)	Total
Revenue:
Operating interest income	$692,275	$1,256,407	$90	$(536,579)	$1,412,193
Operating interest expense	(189,388)	(819,754)	—	536,579	(472,563)

Net operating interest income	502,887	436,653	90	—	939,630

Commissions	424,222	—	—	—	424,222
Fees and service charges	139,788	5,234	—	—	145,022
Principal transactions	65,223	—	—	—	65,223
Gains (losses) on loans and securities, net	(53)	150,514	(22)	—	150,439
Other-than-temporary impairment (“OTTI”)	—	(227,838)	—	—	(227,838)
Less: noncredit portion of OTTI recognized in other comprehensive income (before tax)	—	160,155	—	—	160,155

Net impairment	—	(67,683)	—	—	(67,683)
Other revenues	26,985	9,738	—	—	36,723

Total non-interest income	656,165	97,803	(22)	—	753,946

Total net revenue	1,159,052	534,456	68	—	1,693,576

Provision for loan losses	—	1,205,710	—	—	1,205,710
Operating expense:
Compensation and benefits	185,204	10,127	76,850	—	272,181
Clearing and servicing	65,515	64,473	—	—	129,988
Advertising and market development	88,007	8	—	—	88,015
FDIC insurance premiums	—	74,834	—	—	74,834
Communications	61,487	131	1,447	—	63,065
Professional services	25,656	2,306	33,734	—	61,696
Occupancy and equipment	54,888	2,224	1,970	—	59,082
Depreciation and amortization	47,714	585	14,339	—	62,638
Amortization of other intangibles	22,303	—	—	—	22,303
Facility restructuring and other exit activities	—	—	6,832	—	6,832
Other operating expenses	38,598	31,732	13,960	—	84,290

Total operating expense	589,372	186,420	149,132	—	924,924

Income (loss) before other income (expense) and income taxes	569,680	(857,674)	(149,064)	—	(437,058)
Other income (expense):
Corporate interest income	—	—	793	—	793
Corporate interest expense	—	—	(242,791)	—	(242,791)
Losses on sales of investments, net	—	—	(2,025)	—	(2,025)
Losses on early extinguishment of debt	—	(50,594)	(968,254)	—	(1,018,848)
Equity in loss of investments and venture funds	—	—	(6,972)	—	(6,972)

Total other income (expense)	—	(50,594)	(1,219,249)	—	(1,269,843)

Income (loss) before income taxes	$569,680	$(908,268)	$(1,368,313)	$—	$(1,706,901)

(1)

Represents transactions between the trading and investing and balance sheet management segments, which include deposits and intercompany funds transfer pricing arrangements that match assets and liabilities with similar interest rate sensitivities and maturities.

Segment Assets

	Trading and Investing	Balance Sheet Management	Corporate/ Other/ Eliminations	Total
As of September 30, 2010	$8,613,010	$35,569,132	$1,086,471	$45,268,613
As of December 31, 2009	$9,047,604	$37,236,570	$1,082,311	$47,366,485

No single customer accounted for more than 10% of total net revenue for the three and nine months ended September  30, 2010 and 2009.

NOTE 17—SUBSEQUENT EVENT

As of November 1, 2010, a cumulative total of $1.0 billion of the convertible debentures ($1.0 billion of the Class A convertible debentures and $2.1 million of the Class B convertible debentures) had been converted into 100.3 million shares of common equity. The remaining face value of the convertible debentures as of November 1, 2010 was approximately $704 million.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (“Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report, have concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

(b)	Our Chief Executive Officer and our Chief Financial Officer have evaluated the changes to the Company’s internal control over financial reporting that occurred during our last fiscal quarter ended September 30, 2010, as required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15, and have concluded that there were no such changes that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On October 27, 2000, Ajaxo, Inc. (“Ajaxo”) filed a complaint in the Superior Court for the State of California, County of Santa Clara. Ajaxo sought damages and certain non-monetary relief for the Company’s alleged breach of a non-disclosure agreement with Ajaxo pertaining to certain wireless technology that Ajaxo offered the Company as well as damages and other relief against the Company for their alleged misappropriation of Ajaxo’s trade secrets. Following a jury trial, a judgment was entered in 2003 in favor of Ajaxo against the Company for $1.3 million for breach of the Ajaxo non-disclosure agreement. Although the jury also found in favor of Ajaxo on its claim against the Company for misappropriation of trade secrets, the trial court subsequently denied Ajaxo’s requests for additional damages and relief. On December 21, 2005, the California Court of Appeal affirmed the above-described award against the Company for breach of the nondisclosure agreement but remanded the case to the trial court for the limited purpose of determining what, if any, additional damages Ajaxo may be entitled to as a result of the jury’s previous finding in favor of Ajaxo on its claim against the Company for misappropriation of trade secrets. Although the Company paid Ajaxo the full amount due on the above-described judgment, the case, consistent with the rulings issued by the Court of Appeal, was remanded back to the trial court, and on May 30, 2008, a jury returned a verdict in favor of the Company denying all claims raised and demands for damages against the Company. Following the trial court’s filing of entry of judgment in favor of the Company on September 5, 2008, Ajaxo filed post-trial motions for vacating this entry of judgment and requesting a new trial. On November 4, 2008, the trial court denied these motions. On December 2, 2008,

Ajaxo filed a notice of appeal with the Court of Appeal of the State of California for the Sixth District. Oral argument on the appeal was heard on July 15, 2010. On August 30, 2010, The Court of Appeal affirmed the trial court’s verdict in part and reversed the verdict in part, remanding the case. E*TRADE petitioned the Supreme Court of California for review of the Court of Appeal decision. That petition is pending. The Company will continue to defend itself vigorously.

On October 11, 2006, a state class action was filed by Nikki Greenberg on her own behalf and on behalf of all those similarly situated plaintiffs, in the Superior Court for the State of California, County of Los Angeles on behalf of all customers or consumers who allegedly made or received telephone calls from the Company that were recorded without their knowledge or consent. On February 7, 2008, class certification was granted and the class defined to consist of (1) all persons in California who received telephone calls from the Company and whose calls were recorded without their consent within three years of October 11, 2006, and (2) all persons who made calls from California to the Beverly Hills branch of the Company on August 8, 2006. Plaintiffs sought to recover unspecified monetary damages plus injunctive relief, including punitive and exemplary damages, interest, attorneys’ fees and costs. On October 16, 2009, the court granted final approval of the parties’ proposed settlement agreement. Objectors to the court’s order granting final approval of the parties’ settlement agreement filed notices of appeal which were subsequently dismissed on January 26, 2010. The Company paid the settlement amount to the Claims Administrator on March 5, 2010. Administration of the settlement was completed in August 2010 and the action is now concluded.

On October 2, 2007, a class action complaint alleging violations of the federal securities laws was filed in the United States District Court for the Southern District of New York against the Company and its then Chief Executive Officer and Chief Financial Officer, Mitchell H. Caplan and Robert J. Simmons by Larry Freudenberg on his own behalf and on behalf of others similarly situated (the “Freudenberg Action”). On July 17, 2008, the trial court consolidated this action with four other purported class actions, all of which were filed in the United States District Court for the Southern District of New York and which were based on the same facts and circumstances. On January 16, 2009, plaintiffs served their consolidated amended class action complaint in which they also named Dennis Webb, the Company’s former Capital Markets Division President, as a defendant. Plaintiffs contend, among other things, that the value of the Company’s stock between April 19, 2006 and November 9, 2007 was artificially inflated because defendants issued materially false and misleading statements and failed to disclose that the Company was experiencing a rise in delinquency rates in its mortgage and home equity portfolios; failed to timely record an impairment on its mortgage and home equity portfolios; materially overvalued its securities portfolio, which included assets backed by mortgages; and based on the foregoing, lacked a reasonable basis for the positive statements made about the Company’s earnings and prospects. Plaintiffs seek to recover damages in an amount to be proven at trial, including interest and attorneys’ fees and costs. Defendants filed their motion to dismiss on April 2, 2009, and briefing on defendants’ motion to dismiss was completed on August 31, 2009. On May 11, 2010, the Court issued an order denying defendants’ motion to dismiss. The Company filed an Answer to the Complaint on June 25, 2010. Discovery is expected to continue until June 17, 2011. The Company intends to vigorously defend itself against these claims.

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

Based upon the same facts and circumstances alleged in the Freudenberg consolidated actions above, a verified shareholder derivative complaint was filed in the United States District Court for the Southern District of New York on October 4, 2007 by Catherine Rubery, against the Company and its then Chief Executive Officer, President/Chief Operating Officer, Chief Financial Officer and individual members of its board of directors. Plaintiff alleges, among other things, causes of action for breach of fiduciary duty, waste of corporate assets, unjust enrichment, and violation of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The above federal shareholder derivative complaint has been consolidated with another shareholder derivative complaint brought by shareholder Marilyn Clark in the same court and against the same named defendants. Pursuant to a stipulation, defendants’ motion to dismiss the consolidated federal derivative actions is not due until March 2012. Three similar derivative actions, based on the same facts and circumstances as the federal derivative actions, but alleging exclusively state causes of action, have been filed in the Supreme Court of the State of New York, New York County and have been ordered consolidated in that court. In these state derivative actions, plaintiffs Frank Fosbre, Brian Kallinen and Alexander Guiseppone filed a consolidated amended complaint on March 23, 2009. Plaintiffs in the foregoing actions seek unspecified monetary damages against the Individual Defendants in favor of the Company, plus an injunction compelling changes to the Company’s Corporate Governance policies. Defendants have moved to dismiss the consolidated amended complaint in the consolidated state derivative actions. Briefing on the motion to dismiss was concluded on October 25, 2010. The motion is pending.

On April 2, 2008, a class action complaint alleging violations of the federal securities laws was filed by John W. Oughtred on his own behalf and on behalf of all others similarly situated in the United States District Court for the Southern District of New York against the Company. Plaintiff contends, among other things, that the Company committed various sales practice violations in the sale of certain auction rate securities to investors between April 2, 2003, and February 13, 2008 by allegedly misrepresenting that these securities were highly liquid and safe investments for short term investing. On December 18, 2008, plaintiffs filed their first amended class action complaint. Defendants filed their pending motion to dismiss plaintiffs’ amended complaint on February 5, 2009, and briefing on defendants’ motion to dismiss was completed on April 15, 2009. Plaintiffs seek to recover damages in an amount to be proven at trial, or, in the alternative, rescission of auction rate securities purchases, plus interest and attorney’s fees and costs. On March 18, 2010, the District Court dismissed the complaint without prejudice. On April 22, 2010, Plaintiffs amended their complaint. The Company has moved to dismiss the amended complaint. Decision on this motion is pending The Company intends to continue to vigorously defend itself against the claims raised in this action.

Beginning in approximately August 2008, representatives of various states attorneys general and FINRA initiated inquiries regarding the purchase of auction rate securities by E*TRADE Securities LLC’s customers. E*TRADE Securities LLC is cooperating with these inquiries. As of September 30, 2010, the total amount of auction rate securities held by all E*TRADE Securities LLC customers was approximately $146.5 million.

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

On January 19, 2010, the North Carolina Securities Division filed an administrative petition before the North Carolina Secretary of State against E*TRADE Securities LLC seeking to revoke the North Carolina securities dealer registration of E*TRADE Securities LLC or, alternatively, to suspend that registration until all North Carolina residents are made whole for their investments in auction rate securities purchased through E*TRADE Securities LLC. E*TRADE Securities LLC is defending that action. As of September 30, 2010, the total amount of auction rate securities held by North Carolina customers was approximately $1.0 million.

On February 3, 2010, a class action complaint was filed in the United States District Court for the Northern District of California against E*TRADE Securities LLC by Joseph Roling on his own behalf and on behalf of all others similarly situated. The lead plaintiff alleges that E*TRADE Securities LLC unlawfully charged and collected certain account activity fees from its customers. Claimant, on behalf of himself and the putative class, asserts breach of contract, unjust enrichment and violation of California Civil Code Section 1671 and seeks equitable and injunctive relief for alleged illegal, unfair and fraudulent practices under California’s Unfair Competition Law, California Business and Professional Code Section 17200 et seq. The plaintiff seeks, among other things, certification of the class action on behalf of alleged similarly situated plaintiffs, unspecified damages and restitution of amounts allegedly wrongfully collected by E*TRADE Securities LLC, attorneys fees and expenses and injunctive relief. The Company moved to transfer venue on the case to the Southern District of New York; that motion was denied. The court granted E*TRADE’s motion to dismiss in part and denied the motion to dismiss in part. The Court bifurcated discovery to permit initial discovery on individual claims and class certification. Discovery on the merits will not commence unless a class is certified. The Court set March 6, 2011 as the date on which the initial phase of discovery will conclude. The Company intends to vigorously defend itself against the claims raised in this action.

On March 8, 2010, Lindsay Lohan filed a complaint in the New York Supreme Court, Nassau County, against E*TRADE Bank and E*TRADE Securities LLC. The Plaintiff alleged that E*TRADE’s television advertising made unauthorized use of her characterization and likeness in violation of Section 51 of the New York State Civil Rights Law. The Claimant sought $100 million in damages. This matter was settled in September 2010 pursuant to a confidential agreement for an amount that had no material impact on the Company.

On July 21, 2010, the Colorado Division of Securities filed an administrative complaint in the Colorado Office of Administrative Courts against E*TRADE Securities LLC based upon purchases of auction rate securities through E*TRADE Securities LLC by Colorado residents. The complaint seeks to revoke, suspend, or otherwise impose conditions upon the Colorado broker-dealer license of E*TRADE Securities LLC. E*TRADE Securities LLC is defending that action. As of September 30, 2010, the total amount of auction rate securities held by Colorado customers was approximately $4.7 million.

On August 24, 2010, the South Carolina Securities Division filed an administrative complaint before the Securities Commissioner of South Carolina against E*TRADE Securities LLC based upon purchases of auction rate securities through E*TRADE Securities LLC by South Carolina residents. The complaint seeks to suspend the South Carolina broker-dealer license of E*TRADE Securities LLC until South Carolina customers who purchased auction rate securities through E*TRADE Securities LLC and who wish to liquidate those positions are able to do so, and seeks a fine not to exceed $10,000 for each violation of South Carolina statutes or rules that is proven by the Division. E*TRADE Securities LLC is defending that action. As of September 30, 2010, the total amount of auction rate securities held by South Carolina customers was approximately $0.5 million.

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

Recently enacted regulatory reform legislation may have a material impact on our operations. In addition, if we are unable to meet these requirements, we could face negative regulatory consequences. Any such actions could have a material negative effect on our business.

On July 21, 2010, the President signed into law The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). This new law contains various provisions designed to enhance financial stability and to reduce the likelihood of another financial crisis and will significantly change the current bank regulatory structure for our Company and its thrift subsidiaries. The key effects of the Dodd-Frank Act on our business are:

•	changes to the thrift supervisory structure;

•	changes to regulatory capital requirements;

•	increases in the FDIC assessment for depository institutions with assets of $10 billion or more;

•

establishment of a consumer financial protection bureau with broad authority to implement new consumer protection regulations and, for banks and thrifts with $10 billion or more in assets, to examine and enforce compliance with federal consumer laws; and

•	increases in the minimum reserve ratio for the FDIC’s deposit insurance fund to 1.35%.

Under the legislation, the Office of Thrift Supervision (the “OTS”), the bank regulator for both the Company and its three thrift subsidiaries, will be abolished by April 2012 and its functions and personnel distributed among the Office of the Comptroller of the Currency (the “OCC”), FDIC and the Federal Reserve. Primary jurisdiction for the supervision and regulation of federal thrifts, such as the Company’s three thrift subsidiaries, will be transferred to the OCC; supervision and regulation of savings and loan holding companies, including the Company, will be transferred to the Federal Reserve. Although the Dodd-Frank Act maintains the federal thrift charter, it eliminates certain benefits of the charter and imposes new penalties for failure to comply with the qualified thrift lender test. The Dodd-Frank Act also requires all companies, including savings and loan holding companies that directly or indirectly control an insured depository institution to serve as a source of strength for the institution.

The Dodd-Frank Act also creates a new independent regulatory body, the Consumer Financial Protection Bureau (the “CFPB”), which has been given broad rulemaking authority to implement the consumer protection laws that apply to banks and thrifts and to prohibit “unfair, deceptive or abusive” acts and practices. For all banks and thrifts with total consolidated assets over $10 billion, including E*TRADE Bank, the CFPB has exclusive rulemaking and examination, and primary enforcement authority, under federal consumer financial laws and regulations. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are stricter than those regulations promulgated by the CFPB.

For us, one of the most significant changes under the new law is that savings and loan holding companies such as our Company for the first time will become subject to the same capital and activity requirements as those applicable to bank holding companies. In addition, we will be subject to the same capital requirements as those applied to banks which requirements exclude, on a phase-out basis, all trust preferred securities from Tier 1 capital. While the Dodd-Frank Act provides for a five year phase-in period for these new capital requirements, it requires holding companies like ours, as well as all of our thrift subsidiaries, to be both “well capitalized” and “well managed” in order to be able to engage in certain financial activities such as market making and securities underwriting as soon as the OTS is abolished. We fully expect to meet these capital requirements and to have our Company and its thrift subsidiaries qualify as both “well capitalized” and “well managed” within the applicable phase in periods. However, if we are unable to satisfy these requirements, we could be subject to activity restrictions and other negative regulatory actions. In addition, it is possible that our regulators may impose more stringent capital and other prudential standards on us prior to the end of the five year phase-in period.

The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, the details, substance, and impact of which on us may not be known for months or years. It is difficult to predict at this time what other specific impacts the Dodd-Frank Act and the yet-to-be-written implementing rules and regulations may have on us. However, given that the legislation is likely to materially change the regulatory environment for the financial services industry in which we operate, we expect at a minimum that our compliance costs will increase.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

*31.1	Certification—Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification—Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification—Section 906 of the Sarbanes-Oxley Act of 2002

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 3, 2010

E*TRADE Financial Corporation (Registrant)

By	/S/ STEVEN J. FREIBERG
Steven J. Freiberg Chief Executive Officer (Principal Executive Officer)

By	/S/ BRUCE P. NOLOP
Bruce P. Nolop Chief Financial Officer (Principal Financial and Accounting Officer)