Form 10-K
period 2010-12-31
E TRADE FINANCIAL CORP
filed 2011-02-22
CIK 1015780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

1271 Avenue of the Americas, 14th Floor, New York, New York 10020

(Address of principal executive offices and Zip Code)

(646) 521-4300

(Registrant’s telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer	☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At June 30, 2010, the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $2.3 billion (based upon the closing price per share of the registrant’s common stock as reported by the NASDAQ Global Select Market on that date). Shares of common stock held by each officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of February 17, 2011, there were 221,247,848 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the definitive Proxy Statement related to the Company’s 2011 Annual Meeting of Shareholders, to be filed hereafter (incorporated into Part III hereof).

E*TRADE FINANCIAL CORPORATION

FORM 10-K ANNUAL REPORT

For the Year Ended December 31, 2010

i

Unless otherwise indicated, references to “the Company,” “we,” “us,” “our” and “E*TRADE” mean E*TRADE Financial Corporation and its subsidiaries.

E*TRADE, E*TRADE Financial, E*TRADE Bank, Equity Edge, OptionsLink and the Converging Arrows logo are registered trademarks of E*TRADE Financial Corporation in the United States and in other countries.

ii

REVERSE STOCK SPLIT

In June 2010, we completed a 1-for-10 reverse stock split and a corresponding decrease to our authorized shares of common stock to a total of 400 million shares. All prior periods presented have been adjusted to reflect the impact of this reverse stock split, including the impact on basic and diluted weighted-average shares and shares issued and outstanding.

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

OVERVIEW

E*TRADE Financial Corporation is a financial services company that provides online brokerage and related products and services primarily to individual retail investors, under the brand “E*TRADE Financial.” Our primary focus is to profitably grow our online brokerage business, which includes our active trader and long-term investing customers. We also provide investor-focused banking products, primarily sweep deposits and savings products, to retail investors. Our competitive strategy is to attract and retain customers by emphasizing low-cost, ease of use and innovation, with delivery of our products and services primarily through online and technology-intensive channels.

Our corporate offices are located at 1271 Avenue of the Americas, 14th Floor, New York, New York 10020. We were incorporated in California in 1982 and reincorporated in Delaware in July 1996. We have approximately 3,000 employees. We operate directly and through numerous subsidiaries many of which are overseen by governmental and self-regulatory organizations. Our most significant subsidiaries are described below:

•

E*TRADE Bank is a federally chartered savings bank that provides investor-focused banking products to retail customers nationwide and deposit accounts insured by the Federal Deposit Insurance Corporation (“FDIC”);

•	E*TRADE Capital Markets, LLC is a registered broker-dealer and market maker;

•

E*TRADE Clearing LLC is the clearing firm for our brokerage subsidiaries and is a wholly-owned operating subsidiary of E*TRADE Bank. Its main purpose is to transfer securities from one party to another; and

•	E*TRADE Securities LLC is a registered broker-dealer and is a wholly-owned operating subsidiary of E*TRADE Bank. It is the primary provider of brokerage products and services to our customers.

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

•

Our retail brokerage business is our foundation. We believe a focus on these key factors will position us for future growth in this business: growing our sales force with a focus on long-term investing, optimizing our marketing spend, continuing to develop innovative products and services and minimizing account attrition.

•

Our corporate services and market making businesses enhance our strategy by allowing us to realize additional economic benefit from our retail brokerage business. Our corporate services business is a leading provider of software and services for managing equity compensation plans and is an important source of new retail brokerage accounts. Our market making business allows us to increase the economic benefit on the order flow from the retail brokerage business as well as generate additional revenues through external order flow.

•

We also plan to expand our wealth management offerings. Our vision is to provide wealth management services that are enabled by innovative technology and supported by guidance from professionals when needed.

•	Our retail brokerage business generates a significant amount of customer cash and we plan to continue to utilize our bank to optimize the value of these customer deposits.

Our strategy also includes an intense focus on mitigating the credit losses in our legacy loan portfolio and maintaining disciplined expense management. We remain focused on strengthening our overall capital structure and positioning the Company for future growth.

PRODUCTS AND SERVICES

We assess the performance of our business based on our segments, trading and investing and balance sheet management. We consider multiple factors, including the competitiveness of our pricing compared to similar products and services in the market, the overall profitability of our businesses and customer relationships when pricing our various products and services. We manage the performance of our business using various customer activity and financial metrics, including daily average revenue trades (“DARTs”), average commission per trade, margin receivables, end of period brokerage accounts, net new brokerage accounts, customer assets, net new brokerage assets, brokerage related cash, corporate cash, E*TRADE Bank excess risk-based capital, special mention loan delinquencies, allowance for loan losses, enterprise net interest spread and average enterprise interest-earning assets. Costs associated with certain functions that are centrally managed are separately reported in a “Corporate/Other” category.

Trading and Investing

Our trading and investing segment offers a full suite of financial products and services to individual retail investors. The most significant of these products and services are described below:

Trading Products and Services

•	automated order placement and execution of U.S. equities, futures, options, exchange-traded funds and bond orders;

•	FDIC insured sweep deposit accounts that automatically transfer funds to and from customer brokerage accounts;

•

access to E*TRADE Mobile Pro, which allows customers to trade stocks and transfer funds between accounts via a Blackberry®, the Apple iPhoneTM, the Apple iPod® Touch, the Apple iPadTM or the AndroidTM device as well as the ability to monitor real-time investment, market and account information;

•

use of Power E*TRADE Pro, our desktop trading software for qualified active traders, which includes CNBC Plus, providing customers with customization capabilities, an expanded feature set and more news and information;

•

an open applications programming interface (“Open API”) for third-party and independent software developers, which allows customers to have access to technical information and documentation, reference guides, and other resources to help network external applications and programs with our active trader platform;

•	two-second execution guarantee on all qualified market orders for Standard & Poor’s (“S&P”) 500 stocks and exchange-traded funds;

•	margin accounts allowing customers to borrow against their securities;

•	cross-border trading, which allows customers residing outside of the U.S. to trade in U.S. securities;

•

access to international equities in Canada, France, Germany, Hong Kong, Japan and the United Kingdom and foreign currencies, including the Canadian dollar, Euro, Hong Kong dollar, Yen and Sterling; and

•

research and trade idea generation tools that assist customers with identifying investment opportunities to make informed decisions; these tools include market commentary from Dreyfus and Minyanville’s Buzz & Banter, a business and finance site.

Long-Term Investing Products and Services

•	use of the Investor Resource Center, which provides an aggregated view of our investing tools, market insights, independent research, education and other investing resources;

•

flexible advisory services through Online Advisor, our investment advice tool designed to provide investors with actionable investment guidance, including recommended asset allocations ranging from fully self-directed investing to 100 percent discretionary portfolio management from an affiliated registered investment advisor;

•	fixed income tools in our Bond Resource Center aimed at helping customers identify, evaluate and implement fixed income investment strategies;

•

access to Retirement QuickPlan, which is an easy-to-use, four-step retirement planning tool that provides a quick assessment of an individual’s or a family’s retirement savings and investing plan as well as tips to help get on track with personal retirement savings goals;

•	managed investment portfolio advisory services with an investment of $25,000 or more from an affiliated registered investment advisor, which provides one-on-one professional portfolio management;

•

unified managed account advisory services with an investment of $250,000 or more from an affiliated registered investment advisor, which provides customers the opportunity to work with a dedicated investment professional to obtain a comprehensive, integrated approach to asset allocation, investments, portfolio rebalancing and tax management;

•	no fee and no minimum individual retirement accounts;

•	access to more than 1,000 non-proprietary exchange-traded funds and over 8,000 non-proprietary mutual funds;

•	investing and trading educational services via online videos, web seminars and web tutorials; and

•	FDIC insured deposit accounts, including checking, savings and money market accounts.

Corporate Services

We offer software and services for managing equity compensation plans for corporate customers. Our Equity Edge platform facilitates the management of employee option plans, employee stock purchase plans and restricted stock plans, including necessary accounting and reporting functions. This is a product of the trading and investing segment since it serves as an introduction to E*TRADE for many employees of our corporate customers who conduct equity option and restricted stock transactions, with our goal being that these individuals will also use our other products and services. Our corporate services business rated highest in overall satisfaction and loyalty among broker plan administrators for full and partial outsourced stock plan administration by GROUP FIVE, an independent consulting and research firm, in their 2010 Stock Plan Administration Benchmarking Study.

Market Making

Our trading and investing segment also includes market making activities which match buyers and sellers of securities from our retail brokerage business and unrelated third parties. As a market maker, we take positions in securities and function as a wholesale trader by combining trading lots to match buyers and sellers of securities. Trading gains and losses result from these activities. Our revenues are influenced by overall trading volumes, the number of stocks for which we act as a market maker and the trading volumes and volatility of those specific stocks.

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

For additional statistical information regarding products and customers, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) beginning on page 28. Three years of segment financial performance and data can be found in the MD&A beginning on page 45 and in Note 23—Segment and Geographic Information of Item 8. Financial Statements and Supplementary Data beginning on page 160.

SALES AND CUSTOMER SERVICE

We believe providing superior sales and customer service is fundamental to our business. Growing our sales force with a focus on long-term investing is one of the key factors in our growth strategy. We also strive to maintain a high standard of customer service by staffing the customer support team with appropriately trained personnel who are equipped to handle customer inquiries in a prompt yet thorough manner. Our customer service representatives utilize our proprietary web-based platform to provide customers with answers to their inquiries. We also have specialized customer service programs that are tailored to the needs of each customer group.

We provide sales and customer support through the following channels of our registered broker-dealer and investment advisory subsidiaries:

•

Branches—we have 28 branches located in the U.S. where retail investors can go to service any of their needs while receiving face to face customer support. Financial consultants are also available on-site to help customers assess their current asset allocation.

•

Online—we have an Online Advisor tool available that provides asset allocation and a range of investment solutions that can be managed online or through a dedicated investment professional. We also have an online service center where customers can request services on their accounts and obtain answers to frequently asked questions. The online service center also provides customers with the ability to send a secure message to one of our customer service representatives.

•

Telephonic—we have a toll free number that connects customers to an automated phone system which will help ensure that they are directed to the appropriate department where a financial consultant or licensed customer service representative can assist with their inquiry.

TECHNOLOGY

We believe our focus on being a technological leader in the financial services industry enhances our competitive position. This focus allows us to deploy a secure, scalable technology and back office platform that promotes innovative product development and delivery. We continued to increase our investments in these critical platforms in 2010, helping to drive significant efficiencies as well as enhancing our service and operational support capabilities. Our technology platform also enabled us to deliver trading and investing functionality with the introduction of Open API, mobile offerings across new devices and the Equity Edge Online platform.

COMPETITION

The online financial services market continues to evolve rapidly and we expect it to remain highly competitive. Our trading and investing segment competes with full commission brokerage firms, discount brokerage firms, online brokerage firms, Internet banks, traditional “brick & mortar” retail banks and thrifts and market making firms. Some of these competitors provide Internet trading and banking services, investment advisor services, touchtone telephone and voice response banking services, electronic bill payment services and a host of other financial products. Our balance sheet management segment competes with investment banking firms and other users of market liquidity, in addition to the competitors above, in its quest for the least expensive source of funding.

The financial services industry has become more concentrated as companies involved in a broad range of financial services have been acquired, merged or have declared bankruptcy. During the past three years, this trend accelerated considerably as a significant number of U.S. financial institutions consolidated, were forced to merge, or received substantial government assistance. We believe we can continue to attract customers by appealing to retail investors within large established financial institutions by providing them with easy to use and innovative financial products and services.

We also face competition in attracting and retaining qualified employees. Our ability to compete effectively in financial services will depend upon our ability to attract new employees and retain and motivate our existing employees while efficiently managing compensation related costs.

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

Both our brokerage and banking entities are subject to the Bank Secrecy Act, as amended by the USA PATRIOT ACT of 2001 (“BSA/USA PATRIOT Act”), which contains anti-money laundering and financial transparency laws. In order to comply with the BSA/USA PATRIOT Act, we have established an Anti-Money Laundering (“AML”) unit which is responsible for developing and implementing enterprise-wide programs for compliance with the various anti-money laundering and counter-terrorist financing laws and regulations.

Brokerage Regulation

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

Banking Regulation

Our banking entities are subject to regulation, supervision and examination by the OTS, the Federal Reserve and the FDIC. Such regulation covers all aspects of the banking business, including lending practices, safeguarding deposits, customer privacy and information security, capital structure, transactions with affiliates and conduct and qualifications of personnel.

Under safeguarding deposits, each of our banking entities, as an insured depository institution, is a member of the Deposit Insurance Fund (“DIF”), maintained by the FDIC. All members of the DIF are required to pay assessed premiums, based on their institutional risk category and the amount of insured deposits held, to fund the DIF. On December 31, 2009 the FDIC required all insured depository institutions to prepay deposit insurance premiums for the fourth quarter of 2009 and for 2010, 2011, and 2012.

For customer privacy and information security, under the rules of the Gramm-Leach-Bliley Act, our banking entities are required to disclose their privacy policies and practices related to sharing customer information with affiliates and non-affiliates. The rules also give customers the ability to “opt-out” of having non-public information disclosed to third parties or receiving marketing solicitations from affiliates and non-affiliates based on non-public information received from our banking entities.

Financial Regulatory Reform Legislation and Basel III Accords

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law on July 21, 2010 and includes comprehensive changes to the financial services industry. Under the Dodd-Frank Act, our primary regulator, the OTS, will be abolished and its functions and personnel distributed among the Office of the Comptroller of the Currency (the “OCC”), FDIC and the Federal Reserve. Although the Dodd-Frank Act maintains the federal thrift charter, it eliminates certain benefits of the charter and imposes new penalties for failure to comply with the qualified thrift lender test. The Dodd-Frank Act also requires all companies, including savings and loan holding companies, that directly or indirectly control an insured depository institution to serve as a source of strength for the institution.

We believe the majority of the changes in the Dodd-Frank Act will have no material impact on our business. We believe, however, that the implementation of holding company capital requirements is relevant to us as the parent company is not currently subject to capital requirements. We fully expect that our holding company capital ratios will exceed the “well capitalized” minimums well in advance of the effective date and we have no plans to raise additional capital as a result of this new law. Our confidence in our ability to meet these requirements is reinforced by: our trajectory toward sustainable profitability; anticipated additional conversions of our convertible debt; and the utilization of our deferred tax asset as we deliver profitable results.

The current risk-based capital guidelines that apply to E*TRADE Bank are based upon the 1988 capital accord of the International Basel Committee on Banking Supervision (“BCBS”), a committee of central banks and bank supervisors, as implemented by the U.S. federal banking agencies, including the OTS. On September 12, 2010, the Group of Governors and Heads of Supervision (“GHOS”), the oversight body of the BCBS, announced agreement on the calibration and phase-in arrangements for a strengthened set of capital requirements, known as the Basel III Accords. The final Basel III Accords were released on December 16, 2010 and are subject to individual adoption by member nations, including the U.S. beginning January 1, 2013. The GHOS agreement is intended to strengthen the prudential standards for large and internationally active banks and is not directly applicable to us; however, it may impact how the U.S. regulators implement the Dodd-Frank Act for other banking institutions, including the possibility of higher capital requirements. The full impact of the GHOS agreement on the regulatory requirements to which we will be subject is unclear, and will remain unknown for at least some time until implementing capital regulations are proposed and adopted. We will continue to monitor the ongoing rule-making process to assess both the timing and the impact of the Dodd-Frank Act and Basel III Accords on our business.

For additional regulatory information on our brokerage and banking regulations, see Note 20—Regulatory Requirements of Item 8. Financial Statements and Supplementary Data beginning on page 154.

AVAILABLE INFORMATION

We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, available free of charge at our website as soon as reasonably practicable after they have been filed with the SEC. Our website address is www.etrade.com.

The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains the materials we file with the SEC at www.sec.gov.

ITEM 1A.	RISK FACTORS

The following factors which could materially affect our business, financial condition and results of operations should be carefully considered in addition to the other information set forth in this report. Although the risks described below are those that management believes are the most significant, these are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently do not deem to be material may also materially affect our business, financial condition and results of operations.

Risks Relating to the Nature and Operation of Our Business

We have incurred significant losses in recent years and cannot assure that we will be profitable in the future.

We incurred a net loss of $28.5 million, or $0.13 loss per share, for the year ended December 31, 2010 and net losses of $1.3 billion and $512 million for the years ended December 31, 2009 and 2008, respectively. These losses were due primarily to the credit losses in our loan portfolio and, in 2009, the loss on the Debt Exchange in which $1.7 billion aggregate principal amount of interest-bearing debt was exchanged for an equal principal amount of non-interest-bearing convertible debentures. Although we have taken a significant number of steps to reduce our credit exposure, we likely will continue to suffer credit losses in 2011. In late 2007, we experienced a substantial diminution of customer assets and accounts as a result of customer concerns regarding our credit related exposures. While we were able to stabilize our retail franchise during 2008, 2009 and 2010, it could take additional time to fully mitigate the credit issues in our loan portfolio and return to profitability.

We will continue to experience losses in our mortgage loan portfolio.

At December 31, 2010, the principal balance of our home equity loan portfolio was $6.4 billion and the allowance for loan losses for this portfolio was $576.1 million. At December 31, 2010, the principal balance of our one- to four-family loan portfolio was $8.2 billion and the allowance for loan losses for this portfolio was $389.6 million. Although the provision for loan losses has improved in recent periods, performance is subject to variability in any given quarter and we cannot state with certainty that the declining loan loss trend will continue. In particular, a significant portion of our mortgage loan portfolio is collateralized by properties in which the value is now estimated to be less than the outstanding balance of the loan. There can be no assurance that our allowance for loan losses will be adequate if the residential real estate and credit markets deteriorate beyond our expectations. We may be required under such circumstances to further increase our allowance for loan losses, which could have an adverse effect on our regulatory capital position and our results of operations in future periods.

The carrying value of our home equity and one- to four-family loan portfolios was $5.9 billion and $7.8 billion, respectively, at December 31, 2010. Our home equity and one- to four-family loan portfolios are held on the consolidated balance sheet at carrying value because they are classified as held for investment, which indicates that we have the intent and ability to hold them for the foreseeable future or until maturity. The fair value of our home equity and one- to four-family loan portfolios was estimated to be $4.7 billion and $7.3 billion, respectively, at December 31, 2010, in accordance with the fair value measurements accounting guidance, as disclosed in Note 5—Fair Value Disclosures of Item 8. Financial Statements and Supplementary Data on page 110. The fair value of our home equity and one- to four-family loan portfolios was estimated using a modeling technique that discounted future cash flows based on estimated principal and interest payments over the life of the loans, including expected losses and prepayments. There was limited or no observable market data for our home equity and one- to four-family loan portfolios, which indicates that the market for these types of loans is considered to be inactive. Given the limited market data, the fair value measurements cannot be determined with precision and the amount that would be realized in a forced liquidation, an actual sale or immediate settlement could be significantly lower than both the carrying value and the estimated fair value of the portfolio. In addition, changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results of current or future fair value estimates.

We could experience significant losses on other securities held on the balance sheet.

At December 31, 2010, we held $490.3 million in amortized cost of non-agency collateralized mortgage obligations (“CMO”) on our consolidated balance sheet. We incurred net impairment charges of $37.7 million during 2010, which was a result of the deterioration in the expected credit performance of the underlying loans in the securities. If the credit quality of these securities further deteriorates, we may incur additional impairment charges which would have an adverse effect on our regulatory capital position and our results of operations in future periods.

Loss of customers and assets could destabilize the Company or result in lower revenues in future periods.

During November 2007, well-publicized concerns about E*TRADE Bank’s holdings of asset-backed securities led to widespread concerns about our continued viability. From the beginning of this crisis through December 31, 2007, when the situation stabilized, customers withdrew approximately $5.6 billion of net cash and approximately $12.2 billion of net assets from our bank and brokerage businesses. Many of the accounts that were closed belonged to sophisticated and active customers with large cash and securities balances. While we were able to stabilize our retail franchise in 2008, 2009 and 2010, concerns about our viability may recur, which could lead to destabilization and asset and customer attrition. If such destabilization should occur, there can be no assurance that we will be able to successfully rebuild our franchise by reclaiming customers and growing assets. If we are unable to sustain or, if necessary, rebuild our franchise, in future periods our revenues will be lower and our losses will be greater than we have experienced.

We have a large amount of debt.

We have issued a substantial amount of high-yield debt, with restrictive financial and other covenants. Following the completion of the Debt Exchange in 2009, in which $1.7 billion aggregate principal amount of interest-bearing corporate debt was exchanged for an equal principal amount of non-interest-bearing convertible debentures, our expected annual interest cash outlay decreased to approximately $166 million. Our ratio of debt (our corporate debt) to equity (expressed as a percentage) was 53% at December 31, 2010. The degree to which we are leveraged could have important consequences, including: 1) a substantial portion of our cash flow from operations is dedicated to the payment of principal and interest on our indebtedness, thereby reducing the funds available for other purposes; 2) our ability to obtain additional financing for working capital, capital expenditures, acquisitions and other corporate needs is significantly limited; and 3) our substantial leverage may place us at a competitive disadvantage, hinder our ability to adjust rapidly to changing market conditions and make us more vulnerable in the event of a further downturn in general economic conditions or our business. In addition, a significant reduction in revenues could have a material adverse effect on our ability to meet our obligations under our debt securities.

We depend on payments from our subsidiaries.

We depend on dividends, distributions and other payments from our subsidiaries to fund payments on our obligations, including our debt obligations. Regulatory and other legal restrictions limit our ability to transfer funds to or from our subsidiaries. In addition, many of our subsidiaries are subject to laws and regulations that authorize regulatory bodies to block or reduce the flow of funds to us, or that prohibit such transfers altogether in certain circumstances. These laws and regulations may hinder our ability to access funds that we may need to make payments on our obligations. The majority of our capital is invested in our banking subsidiary E*TRADE Bank, which may not pay dividends to us without approval from the OTS. Our primary brokerage subsidiaries, E*TRADE Securities LLC and E*TRADE Clearing LLC, are both subsidiaries of E*TRADE Bank; therefore, as our primary banking regulator and as a result of the memoranda of understanding with the OTS under which we continue to operate, the OTS controls our ability to receive dividend payments from our brokerage business as well. Furthermore, even if we receive the approval of the OTS to receive dividend payments from our brokerage business, in the event of our bankruptcy or liquidation or E*TRADE Bank’s receivership, we would not be entitled to receive any cash or other property or assets from our subsidiaries (including E*TRADE Bank,

E*TRADE Clearing LLC and E*TRADE Securities LLC) until those subsidiaries pay in full their respective creditors, including customers of those subsidiaries and, as applicable, the FDIC and the Securities Investor Protection Corporation.

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

The financial services industry is highly competitive, with multiple industry participants competing for the same customers. Many of our competitors have longer operating histories and greater resources than we have and offer a wider range of financial products and services. Other of our competitors offer a more narrow range of financial products and services and have not been as susceptible to the disruptions in the credit markets that have impacted our Company, and therefore have not suffered the losses we have. The impact of competitors with superior name recognition, greater market acceptance, larger customer bases or stronger capital positions could adversely affect our revenue growth and customer retention. Our competitors may also be able to respond more quickly to new or changing opportunities and demands and withstand changing market conditions better than we can. Competitors may conduct extensive promotional activities, offering better terms, lower prices and/or different products and services or combination of products and services that could attract current E*TRADE customers and potentially result in price wars within the industry. Some of our competitors may also benefit from established relationships among themselves or with third parties enhancing their products and services.

Turmoil in the global financial markets could reduce trade volumes and margin borrowing and increase our dependence on our more active customers who receive lower pricing.

Online investing services to the retail customer, including trading and margin lending, account for a significant portion of our revenues. Turmoil in the global financial markets could lead to changes in volume and price levels of securities and futures transactions which may, in turn, result in lower trading volumes and margin lending. For example, in the months following the abnormal intraday volatility (or so-called “flash crash”) of May 6, 2010, retail trading levels declined significantly; our DARTs for the third quarter of 2010 declined by 26% over the preceding quarter and 30% over the same quarter in the prior year. In particular, a decrease in trading activity within our lower activity accounts could impact revenues and increase dependence on more active trading customers who receive more favorable pricing based on their trade volume. A decrease in trading activity or securities prices would also typically be expected to result in a decrease in margin borrowing, which would reduce the revenue that we generate from interest charged on margin borrowing. More broadly, any reduction in overall transaction volumes would likely result in lower revenues and may harm our operating results because many of our overhead costs are fixed.

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

Vulnerability of our customers’ computers and mobile devices could lead to significant losses related to identity theft or other fraud and harm our reputation and financial performance.

Because our business model relies heavily on our customers’ use of their own personal computers, mobile devices and the Internet, our business and reputation could be harmed by security breaches of our customers and third parties. Computer viruses and other attacks on our customers’ personal computer systems and mobile devices could create losses for our customers even without any breach in the security of our systems, and could thereby harm our business and our reputation. As part of our E*TRADE Complete Protection Guarantee, we reimburse our customers for losses caused by a breach of security of the customers’ own personal systems. Such reimbursements could have a material impact on our financial performance.

We rely on third party service providers to perform certain functions.

We rely on third party service providers for certain technology, processing, servicing and support functions. These third party service providers are also subject to operational and technology vulnerabilities, which may impact our business. An interruption in or the cessation of service by any third party service provider and our inability to make alternative arrangements in a timely manner could have a material impact on our business and financial performance.

Downturns in the securities markets increase the credit risk associated with margin lending or securities loaned transactions.

We permit customers to purchase securities on margin. A downturn in securities markets may impact the value of collateral held in connection with margin receivables and may reduce its value below the amount borrowed, potentially creating collections issues with our margin receivables. In addition, we frequently borrow securities from and lend securities to other broker-dealers. Under regulatory guidelines, when we borrow or lend securities, we must simultaneously disburse or receive cash deposits. A sharp change in security market values may result in losses if counterparties to the borrowing and lending transactions fail to honor their commitments.

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

A majority of our market making revenues are derived from trading as a principal. We may incur trading losses relating to the purchase, sale or short sale of securities for our own account, as well as trading losses in our market maker stocks. We carry equity security positions on a daily basis and from time to time, we may carry large positions in securities of a single issuer or issuers engaged in a specific industry. Sudden changes in the value of these positions could impact our financial results.

Reduced spreads in securities pricing, levels of trading activity and trading through market makers could harm our market maker business.

Technological advances, competition and regulatory changes in the marketplace may continue to tighten securities spreads. Tighter spreads could reduce revenue capture per share by our market maker, thus reducing revenues for this line of business.

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

We conduct business in a number of international locations. Action or inaction in any of these operations, including the failure to follow proper practices with respect to regulatory compliance and/or corporate governance, could harm our operations and/or our reputation.

We have a significant deferred tax asset and cannot assure it will be fully realized.

We had net deferred tax assets of $1.5 billion as of December 31, 2010. We did not establish a valuation allowance against our federal net deferred tax assets as of December 31, 2010 as we believe that it is more likely than not that all of these assets will be realized. In evaluating the need for a valuation allowance, we estimated future taxable income based on management approved forecasts. This process required significant judgment by management about matters that are by nature uncertain. If future events differ significantly from our current forecasts, a valuation allowance may need to be established, which would have a material adverse effect on our results of operations and our financial condition.

As a result of the Public Equity Offering, the Debt Exchange and related transactions in 2009, we believe that we experienced an “ownership change” for tax purposes that could cause us to permanently lose a significant portion of our U.S. federal and state deferred tax assets.

As a result of the Public Equity Offering, the Debt Exchange and related transactions in 2009, we believe that we experienced an “ownership change” as defined under Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”) (which is generally a greater than 50 percentage point increase by certain “5% shareholders” over a rolling three year period). Section 382 imposes an annual limitation on the utilization of deferred tax assets, such as net operating loss carryforwards and other tax attributes, once an ownership change has occurred. Depending on the size of the annual limitation (which is in part a function of our market capitalization at the time of the ownership change) and the remaining carryforward period of the tax assets (U.S. federal net operating losses generally may be carried forward for a period of 20 years), we could realize a permanent loss of a portion of our U.S. federal and state deferred tax assets and certain built-in losses that have not been recognized for tax purposes. We believe the tax ownership change will extend the period of time it will take to fully utilize our pre-ownership change net operating losses (“NOLs”), but will not limit the total amount of pre-ownership change NOLs we can utilize. This is a complex analysis and requires the Company to make certain judgments in determining the annual limitation. As a result, it is possible that we could ultimately lose a significant portion of our deferred tax assets, which could have a material adverse effect on our results of operations and financial condition.

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

Similarly, E*TRADE Financial Corporation and ETB Holdings, Inc., as savings and loan holding companies, and E*TRADE Bank, E*TRADE Savings Bank and E*TRADE United Bank, as federally chartered savings banks, are subject to extensive regulation, supervision and examination by the OTS (including pursuant to the terms of the memoranda of understanding that E*TRADE Financial Corporation and E*TRADE Bank entered into with the OTS) and, in the case of the savings banks, also the FDIC. Such regulation covers all banking business, including lending practices, safeguarding deposits, capital structure, recordkeeping, transactions with affiliates and conduct and qualifications of personnel.

Recently enacted regulatory reform legislation may have a material impact on our operations. In addition, if we are unable to meet the new requirements, we could face negative regulatory consequences. Any such actions could have a material negative effect on our business.

On July 21, 2010, the President signed into law the Dodd-Frank Act. This new law contains various provisions designed to enhance financial stability and to reduce the likelihood of another financial crisis and will significantly change the current bank regulatory structure for our Company and its thrift subsidiaries. The key effects of the Dodd-Frank Act on our business are:

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

Under the legislation, the OTS will be abolished by April 2012 and its functions and personnel distributed among the OCC, FDIC and the Federal Reserve. Primary jurisdiction for the supervision and regulation of federal thrifts, such as the Company’s three thrift subsidiaries, will be transferred to the OCC; supervision and regulation of savings and loan holding companies, including the Company, will be transferred to the Federal Reserve. Although the Dodd-Frank Act maintains the federal thrift charter, it eliminates certain benefits of the charter and imposes new penalties for failure to comply with the qualified thrift lender test. The Dodd-Frank Act also requires all companies, including savings and loan holding companies that directly or indirectly control an insured depository institution to serve as a source of strength for the institution.

The Dodd-Frank Act also creates a new independent regulatory body, the Consumer Financial Protection Bureau, which has been given broad rulemaking authority to implement the consumer protection laws that apply to banks and thrifts and to prohibit “unfair, deceptive or abusive” acts and practices. For all banks and thrifts with total consolidated assets over $10 billion, including E*TRADE Bank, the Consumer Financial Protection Bureau has exclusive rulemaking and examination, and primary enforcement authority, under federal consumer financial laws and regulations. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are stricter than those regulations promulgated by the Consumer Financial Protection Bureau.

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

The Dodd-Frank Act requires various federal agencies to adopt a broad range of new rules and regulations, the details, substance, and impact of which may not be known for months or years. It is difficult to predict at this time what other specific impacts the Dodd-Frank Act and the yet-to-be-written rules and regulations may have on us. However, given that the legislation is likely to materially change the regulatory environment for the financial services industry in which we operate, we expect at a minimum that our compliance costs will increase.

The OTS may request that we raise additional equity to support E*TRADE Bank or to further reduce debt. If we are unable to do so, we could face negative regulatory actions. Any such actions could have a material negative effect on our business.

In early 2009, the OTS advised us, and we agreed, that we needed to raise additional equity capital for E*TRADE Bank and reduce substantially the amount of our outstanding debt in order to withstand any further deterioration in current credit and market conditions. In furtherance of these objectives, we completed the Debt Exchange, the Public Equity Offering and the At the Market Common Stock Offering in 2009. Pursuant to memoranda of understanding that we and E*TRADE Bank entered into with the OTS, we and E*TRADE Bank are required to submit to the OTS and implement both capital and de-leveraging plans to continue to monitor and address these matters.

If we are unable to comply with the terms of our capital plan in the ordinary course of business or are unable to raise any additional cash equity to be contributed as capital to E*TRADE Bank or to further reduce our debt, in each case, as may in the future be required by the OTS, we could face negative regulatory consequences.

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

The SEC, FINRA, OTS and various other regulatory agencies have stringent rules with respect to the maintenance of specific levels of regulatory capital by banks and net capital by securities broker-dealers. E*TRADE Bank is subject to various regulatory capital requirements administered by the OTS, which will soon be administered by the OCC, and E*TRADE Financial Corporation will, for the first time, become subject to specific capital requirements administered by the Federal Reserve. Failure to meet minimum capital requirements can trigger certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could harm E*TRADE Bank’s and E*TRADE Financial Corporation’s operations and financial statements.

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

We believe all of our existing activities and investments are permissible under the Gramm-Leach-Bliley Act. Even if our existing activities and investments are permissible, we are unable to pursue future activities that are not financial in nature. We are also limited in our ability to invest in other savings and loan holding companies.

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

The indentures governing our corporate debt contain various covenants and restrictions that limit our ability and certain of our subsidiaries’ ability to, among other things:

•	incur additional indebtedness;

•	create liens;

•	pay dividends or make other distributions;

•	repurchase or redeem capital stock;

•	make investments or other restricted payments;

•	enter into transactions with our shareholders or affiliates;

•	sell assets or shares of capital stock of our subsidiaries;

•	receive dividend or other payments from our subsidiaries; and

•	merge, consolidate or transfer substantially all of our assets.

As a result of the covenants and restrictions contained in the indentures, we are limited in how we conduct our business and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities. Each of these series of our corporate debt contains a limitation, subject to important exceptions, on our ability to incur additional debt if our Consolidated Fixed Charge Coverage Ratio (as defined in the relevant indentures) is less than or equal to 2.50 to 1.0. As of December 31, 2010, our Consolidated Fixed Charge Coverage Ratio was 0.95 to 1.0. The terms of any future indebtedness could include more restrictive covenants.

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

In the future, we may need to raise additional funds via debt and/or equity instruments, which may not be available on favorable terms, if available at all. If adequate funds are not available on acceptable terms, we may be unable to fund our capital needs and our plans for the growth of our business. In addition, if funds are available, the issuance of equity securities could significantly dilute the value of our shares of our common stock and cause the market price of our common stock to fall. We have the ability to issue a significant number of shares of stock in future transactions, which would substantially dilute existing shareholders, without seeking further shareholder approval.

In recent periods, the global financial markets were in turmoil and the equity and credit markets experienced extreme volatility, which caused already weak economic conditions to worsen. Continued turmoil in the global financial markets could further restrict our access to the equity and debt markets.

Citadel is our largest shareholder and debtholder, with approximately 9.9% of our common stock or approximately 27% of our common stock assuming conversion of convertible debentures held by Citadel. Accordingly, Citadel’s interests may conflict with the interests of other shareholders.

Citadel is the largest holder of our common stock, and based upon our review of publicly available information, we believe Citadel owns approximately 9.9% of our outstanding common stock or approximately 27% of our common stock assuming conversion of convertible debentures held by Citadel. Although Citadel is not required to disclose to us the amount of our outstanding debt securities it owns, we believe it owns in the aggregate approximately $590 million of the non-interest-bearing convertible debentures. In addition, Kenneth Griffin, President and CEO of Citadel, joined the Board of Directors on June 8, 2009 pursuant to a director nomination right granted to Citadel in 2007.

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

Citadel is a substantial holder of our common stock and has not entered into any contractual arrangements to protect the interests of other shareholders.

Based upon our review of publicly available information, we believe Citadel owns approximately 9.9% of our outstanding common stock or approximately 27% of our common stock assuming conversion of convertible debentures held by Citadel. Under the law of Delaware, where the Company is incorporated, this would most likely be sufficient to permit Citadel to influence or cause the election of a substantial number of directors and significantly impact, corporate policy, including decisions to enter into mergers or other extraordinary transactions. The Company and Citadel have not entered into a shareholders agreement or similar contract to restrict these actions, but Citadel will be unable to accomplish these matters for so long as it is subject to certain rules of the OTS regarding rebuttals of control over thrifts and thrift holding companies. If these rules change, or if Citadel receives a waiver or is no longer subject to its rebuttal of control agreement with the OTS or decides to become a thrift holding company, it will be in a position to influence or cause the election of a substantial number of directors and to substantially impact, corporate policy. Further, if Citadel acquires securities representing more than 50% of the total voting power, holders of our debt securities would have the right to require the Company to repurchase all such securities for cash at 101% of their face amount.

The market price of our common stock may continue to be volatile.

From January 1, 2008 through December 31, 2010, the price per share of our common stock ranged from a low of $5.90 to a high of $54.80. The market price of our common stock has been, and is likely to continue to be, highly volatile and subject to wide fluctuations. In the past, volatility in the market price of a company’s securities has often led to securities class action litigation. Such litigation could result in substantial costs to us and divert our attention and resources, which could harm our business. As discussed in Note 22—Commitments, Contingencies and Other Regulatory Matters of Item 8. Financial Statements and Supplementary Data, we are currently a party to litigation related to the decline in the market price of our stock, and such litigation could occur again in the future. Declines in the market price of our common stock or failure of the market price to increase could also harm our ability to retain key employees, reduce our access to capital, impact our ability to utilize deferred tax assets in the event of another ownership change and otherwise harm our business.

We have various mechanisms in place that may discourage takeover attempts.

Certain provisions of our certificate of incorporation and bylaws may discourage, delay or prevent a third party from acquiring control of us in a merger, acquisition or similar transaction that a shareholder may consider favorable. Such provisions include:

•	authorization for the issuance of “blank check” preferred stock;

•	provision for a classified Board of Directors with staggered, three-year terms;

•	the prohibition of cumulative voting in the election of directors;

•	a super-majority voting requirement to effect business combinations and certain amendments to our certificate of incorporation and bylaws;

•	limits on the persons who may call special meetings of shareholders;

•	the prohibition of shareholder action by written consent; and

•	advance notice requirements for nominations to the Board or for proposing matters that can be acted on by shareholders at shareholder meetings.

In addition, certain provisions of our stock incentive plans, management retention and employment agreements (including severance payments and stock option acceleration), certain provisions of Delaware law and the requirements under our debt securities to offer to purchase such securities at 101% of their principal amount may also discourage, delay or prevent someone from acquiring or merging with us.

We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal and interest on our indebtedness.

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

Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness. If our cash flows and available cash are insufficient to meet our debt service obligations, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions or to obtain the proceeds that we could realize from them, and these proceeds may not be adequate to meet any debt service obligations then due.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

A summary of our significant locations at December 31, 2010 is shown in the following table. All facilities are leased, except for 165,000 square feet of our office in Alpharetta, Georgia. Square footage amounts are net of space that has been sublet or part of a facility restructuring.

Location	Approximate Square Footage
Alpharetta, Georgia	260,000
Arlington, Virginia	140,000
Jersey City, New Jersey	107,000
Sandy, Utah	77,000
Menlo Park, California	76,000
New York, New York	39,000
Chicago, Illinois	25,000

All of our facilities are used by either our trading and investing or balance sheet segments. All other leased facilities with space of less than 25,000 square feet are not listed by location. In addition to the significant facilities above, we also lease all of our 28 E*TRADE Branches, ranging in space from approximately 2,500 to 7,000 square feet. We believe our facilities space is adequate to meet our needs in 2011.

ITEM 3.	LEGAL PROCEEDINGS

On October 27, 2000, Ajaxo, Inc. (“Ajaxo”) filed a complaint in the Superior Court for the State of California, County of Santa Clara. Ajaxo sought damages and certain non-monetary relief for the Company’s alleged breach of a non-disclosure agreement with Ajaxo pertaining to certain wireless technology that Ajaxo offered the Company as well as damages and other relief against the Company for their alleged misappropriation of Ajaxo’s trade secrets. Following a jury trial, a judgment was entered in 2003 in favor of Ajaxo against the Company for $1.3 million for breach of the Ajaxo non-disclosure agreement. Although the jury found in favor of Ajaxo on its claim against the Company for misappropriation of trade secrets, the trial court subsequently denied Ajaxo’s requests for additional damages and relief. On December 21, 2005, the California Court of Appeal affirmed the above-described award against the Company for breach of the nondisclosure agreement but remanded the case to the trial court for the limited purpose of determining what, if any, additional damages Ajaxo may be entitled to as a result of the jury’s previous finding in favor of Ajaxo on its claim against the Company for misappropriation of trade secrets. Although the Company paid Ajaxo the full amount due on the above-described judgment, the case was remanded back to the trial court, and on May 30, 2008, a jury returned a verdict in favor of the Company denying all claims raised and demands for damages against the Company. Following the trial court’s filing of entry of judgment in favor of the Company on September 5, 2008, Ajaxo filed post-trial motions for vacating this entry of judgment and requesting a new trial. By order dated November 4, 2008, the trial court denied these motions. On December 2, 2008, Ajaxo filed a notice of appeal with the Court of Appeal of the State of California for the Sixth District. Oral argument on the appeal was heard on July 15, 2010. On August 30, 2010, the Court of Appeal affirmed the trial court’s verdict in part and reversed the verdict in part, remanding the case. E*TRADE petitioned the Supreme Court of California for review of the Court of Appeal decision. On December 16, 2010, the California Supreme Court denied the Company’s petition for review and remanded for further proceedings to the trial court. The Company will continue to defend itself vigorously.

On October 11, 2006, a state class action was filed by Nikki Greenberg on her own behalf and on behalf of all those similarly situated plaintiffs, in the Superior Court for the State of California, County of Los Angeles on behalf of all customers or consumers who allegedly made or received telephone calls from the Company that were recorded without their knowledge or consent. On February 7, 2008, class certification was granted and the class defined to consist of (1) all persons in California who received telephone calls from the Company and whose calls were recorded without their consent within three years of October 11, 2006, and (2) all persons who made calls from California to the Beverly Hills branch of the Company on August 8, 2006. Plaintiffs sought to recover unspecified monetary damages plus injunctive relief, including punitive and exemplary damages, interest, attorneys’ fees and costs. On October 16, 2009, the court granted final approval of the parties’ proposed settlement agreement. Objectors to the court’s order granting final approval of the parties’ settlement agreement filed notices of appeal which were subsequently dismissed on January 26, 2010. The Company paid the settlement amount to the Claims Administrator on March 5, 2010. Administration of the settlement was completed in August 2010 for an amount that had no material impact on the Company and the action is now concluded.

On October 2, 2007, a class action complaint alleging violations of the federal securities laws was filed in the United States District Court for the Southern District of New York against the Company and its then Chief Executive Officer and Chief Financial Officer, Mitchell H. Caplan and Robert J. Simmons, by Larry Freudenberg on his own behalf and on behalf of others similarly situated (the “Freudenberg Action”). On July 17, 2008, the trial court consolidated this action with four other purported class actions, all of which were filed in the United States District Court for the Southern District of New York and which were based on the same facts and circumstances. On January 16, 2009, plaintiffs served their consolidated amended class action complaint in which they also named Dennis Webb, the Company’s former Capital Markets Division President, as a defendant. Plaintiffs contend, among other things, that the value of the Company’s stock between April 19, 2006 and November 9, 2007 was artificially inflated because the defendants issued materially false and misleading statements and failed to disclose that the Company was experiencing a rise in delinquency rates in its mortgage and home equity portfolios; failed to timely record an impairment on its mortgage and home equity portfolios; materially overvalued its securities portfolio, which included assets backed by mortgages; and based on the foregoing, lacked a reasonable basis for the positive statements made about the Company’s earnings and prospects. Plaintiffs seek to recover damages in an amount to be proven at trial, including interest and attorneys’ fees and costs. Defendants filed their motion to dismiss on April 2, 2009, and briefing on defendants’ motion to dismiss was completed on August 31, 2009. On May 11, 2010, the Court issued an order denying defendants’

motion to dismiss. The Company filed an Answer to the Complaint on June 25, 2010. Fact discovery and expert discovery are expected to conclude on May 15, 2012. The Company intends to vigorously defend itself against these claims.

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

Based upon the same facts and circumstances alleged in the Freudenberg consolidated actions discussed above, a verified shareholder derivative complaint was filed in the United States District Court for the Southern District of New York on October 4, 2007 by Catherine Rubery, against the Company and its then Chief Executive Officer, President/Chief Operating Officer, Chief Financial Officer and individual members of its board of directors. The Rubery complaint was consolidated with another shareholder derivative complaint brought by shareholder Marilyn Clark in the same court and against the same named defendants. On July 26, 2010, Plaintiffs served their consolidated amended complaint, in which they also named Dennis Webb, the Company’s former Capital Markets Division President, as a defendant. Plaintiffs allege, among other things, causes of action for breach of fiduciary duty, waste of corporate assets, unjust enrichment, and violation of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaint seeks, among other things, unspecified monetary damages in favor of the Company, changes to corporate governance procedures and various forms of injunctive relief. Pursuant to a stipulation, defendants’ motion to dismiss the consolidated federal derivative actions is not due until July 2012.

Three similar derivative actions, based on the same facts and circumstances as the federal derivative actions, but alleging exclusively state causes of action, were filed in the Supreme Court of the State of New York, New York County and were ordered consolidated in that court. In these state derivative actions, plaintiffs Frank Fosbre, Brian Kallinen and Alexander Guiseppone filed a consolidated amended complaint on March 23, 2009. Plaintiffs in the foregoing actions sought unspecified monetary damages against the Individual Defendants in favor of the Company, plus an injunction compelling changes to the Company’s corporate governance policies. As a result of the decision denying the motion to dismiss in the Freudenberg consolidated actions discussed above, the stay in this action was lifted and defendants moved to dismiss the amended complaint on July 12, 2010. Briefing on the motion to dismiss concluded on October 25, 2010. The motion was scheduled for oral argument on February 7, 2011, but instead, the plaintiffs withdrew their claims by filing a Stipulation of Dismissal, which was so ordered by the Court on February 4, 2011.

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

Beginning in approximately August 2008, representatives of various states attorneys general and FINRA initiated inquiries regarding the purchase of auction rate securities by E*TRADE Securities LLC’s customers. On February 9, 2011, E*TRADE Securities LLC received a “Wells Notice” from FINRA Staff stating that they have made a preliminary determination to recommend that disciplinary action be brought against E*TRADE Securities LLC for alleged violations of certain FINRA rules in connection with the purchases of auction rate securities by customers of E*TRADE Securities LLC. E*TRADE Securities LLC is cooperating with these inquiries and will submit a Wells response to FINRA setting forth the bases for E*TRADE Securities’ belief that disciplinary action is not warranted. As of December 31, 2010, the total amount of auction rate securities held by all E*TRADE Securities LLC customers was approximately $138.2 million.

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

On January 19, 2010, the North Carolina Securities Division filed an administrative petition before the North Carolina Secretary of State against E*TRADE Securities LLC seeking to revoke the North Carolina securities dealer registration of E*TRADE Securities LLC or, alternatively, to suspend that registration until all North Carolina residents are made whole for their investments in auction rate securities purchased through E*TRADE Securities LLC. E*TRADE Securities LLC is defending that action. As of December 31, 2010, no existing North Carolina customers held any auction rate securities.

On February 3, 2010, a class action complaint was filed in the United States District Court for the Northern District of California against E*TRADE Securities LLC by Joseph Roling on his own behalf and on behalf of all others similarly situated. The lead plaintiff alleges that E*TRADE Securities LLC unlawfully charged and collected certain account activity fees from its customers. Claimant, on behalf of himself and the putative class, asserts breach of contract, unjust enrichment and violation of California Civil Code Section 1671 and seeks equitable and injunctive relief for alleged illegal, unfair and fraudulent practices under California’s Unfair Competition Law, California Business and Professional Code Section 17200 et seq. The plaintiff seeks, among other things, certification of the class action on behalf of alleged similarly situated plaintiffs, unspecified damages and restitution of amounts allegedly wrongfully collected by E*TRADE Securities LLC, attorneys fees and expenses and injunctive relief. The Company moved to transfer venue on the case to the Southern District of New York; that motion was denied. The Court granted E*TRADE’s motion to dismiss in part and denied the motion to dismiss in part. The Court bifurcated discovery to permit initial discovery on individual claims and class certification. Discovery on the merits will not commence until a class could be certified; the Court set March 6, 2011 as the date on which the initial phase of discovery will conclude. The Company intends to vigorously defend itself against the claims raised in this action.

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

On July 21, 2010, the Colorado Division of Securities filed an administrative complaint in the Colorado Office of Administrative Courts against E*TRADE Securities LLC based upon purchases of auction rate securities through E*TRADE Securities LLC by Colorado residents. The complaint seeks to revoke, suspend, or otherwise impose conditions upon the Colorado broker-dealer license of E*TRADE Securities LLC. E*TRADE Securities LLC is defending that action. As of December 31, 2010, the total amount of auction rate securities held by Colorado customers was approximately $3.7 million.

On August 24, 2010, the South Carolina Securities Division filed an administrative complaint before the Securities Commissioner of South Carolina against E*TRADE Securities LLC based upon purchases of auction rate securities through E*TRADE Securities LLC by South Carolina residents. The complaint seeks to suspend the South Carolina broker-dealer license of E*TRADE Securities LLC until South Carolina customers who purchased auction rate securities through E*TRADE Securities LLC and who wish to liquidate those positions are able to do so, and seeks a fine not to exceed $10,000 for each violation of South Carolina statutes or rules that is proven by the Division. E*TRADE Securities LLC is defending that action. As of December 31, 2010, the total amount of auction rate securities held by South Carolina customers was approximately $0.5 million.

In addition to the matters described above, the Company is subject to various legal proceedings and claims that arise in the normal course of business which could have a material adverse effect on its financial position, results of operations or cash flows. In each pending matter, the Company contests liability or the amount of claimed damages. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases where claimants seek substantial or indeterminate damages, or where investigation or discovery have yet to be completed, the Company cannot reasonably estimate the loss or range of loss related to such matters, how such matters will be resolved, when they will ultimately be resolved, or what any eventual settlement, fine, penalty or other relief might be. Subject to the foregoing, the Company believes that the outcome of any such pending matter will not have a material adverse effect on the consolidated financial condition of the Company, although the outcome could be material to the Company’s or a business segment’s operating results in the future, depending, among other things, upon the Company’s or business segment’s income for such period.

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

Price Range of Common Stock

The following table shows the high and low sale prices of our common stock as reported by the NASDAQ for the periods indicated, as adjusted for the 1-for-10 reverse stock split of our common stock on June 2, 2010:

	High	Low
2010:
First Quarter	$18.50	$14.10
Second Quarter	$19.90	$11.73
Third Quarter	$15.60	$11.15
Fourth Quarter	$16.24	$13.73
2009:
First Quarter	$15.80	$5.90
Second Quarter	$29.00	$11.70
Third Quarter	$20.80	$11.50
Fourth Quarter	$18.40	$13.30

The closing sale price of our common stock as reported on the NASDAQ on February 17, 2011 was $17.88 per share. At that date, there were 1,318 holders of record of our common stock.

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

Performance Graph

The following performance graph shows the cumulative total return to a holder of the Company’s common stock, assuming dividend reinvestment, compared with the cumulative total return, assuming dividend reinvestment, of the S&P 500 and the S&P Super Cap Diversified Financials during the period from December 31, 2005 through December 31, 2010.

	12/05	12/06	12/07	12/08	12/09	12/10
E*TRADE Financial Corporation	100.00	107.48	17.02	5.51	8.44	7.67
S&P 500	100.00	115.80	122.16	76.96	97.33	111.99
S&P Super Cap Diversified Financials	100.00	123.55	104.73	47.69	63.14	67.62

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

(Dollars in millions, shares in thousands, except per share amounts):

	Year Ended December 31,					Variance
	2010	2009	2008	2007	2006	2010 vs. 2009
Results of Operations:(1)
Net operating interest income	$1,226.3	$1,260.6	$1,268.0	$1,583.6	$1,385.5	(3)%
Total net revenue	$2,077.9	$2,217.0	$1,925.6	$161.7	$2,368.6	(6)%
Provision for loan losses	$779.4	$1,498.1	$1,583.7	$640.1	$45.0	(48)%
Income (loss) from continuing operations	$(28.5)	$(1,297.8)	$(809.4)	$(1,442.3)	$626.9	*
Net income (loss)	$(28.5)	$(1,297.8)	$(511.8)	$(1,441.8)	$628.9	*
Basic earnings (loss) per share from continuing operations(2)	$(0.13)	$(11.85)	$(15.88)	$(33.98)	$14.88	*
Diluted earnings (loss) per share from continuing operations(2)	$(0.13)	$(11.85)	$(15.88)	$(33.98)	$14.37	*
Basic net earnings (loss) per share(2)	$(0.13)	$(11.85)	$(10.04)	$(33.97)	$14.93	*
Diluted net earnings (loss) per share(2)	$(0.13)	$(11.85)	$(10.04)	$(33.97)	$14.41	*
Weighted average shares—basic(2)	211,302	109,544	50,986	42,444	42,113	93%
Weighted average shares—diluted(2)	211,302	109,544	50,986	42,444	43,636	93%

*	Percentage not meaningful.
(1)	In 2008, the Company sold its Canadian brokerage business and exited its direct retail lending business. In 2006, the Company completed the sale of its professional agency trading business.
(2)

In 2010, the Company completed a 1-for-10 reverse stock split. All prior periods presented have been adjusted to reflect the impact of the reverse stock split, including the impact on basic and diluted weighted-average shares.

(Dollars in millions):

	December 31,					Variance
	2010	2009	2008	2007	2006	2010 vs. 2009
Financial Condition:
Available-for-sale securities	$14,805.7	$13,319.7	$10,806.1	$11,255.0	$13,677.8	11%
Held-to-maturity securities	$2,462.7	$—	$—	$—	$—	100%
Margin receivables	$5,120.6	$3,827.2	$2,791.2	$7,179.2	$6,828.4	34%
Loans, net	$15,127.4	$19,174.9	$24,451.8	$30,139.4	$26,656.2	(21)%
Total assets	$46,373.0	$47,366.5	$48,538.2	$56,845.9	$53,739.3	(2)%
Deposits	$25,240.3	$25,597.7	$26,136.2	$25,884.8	$24,071.0	(1)%
Corporate debt
Interest-bearing	$1,441.9	$1,437.8	$2,750.5	$3,022.7	$1,842.2	0%
Non-interest-bearing	$704.0	$1,020.9	$—	$—	$—	(31)%
Shareholders’ equity	$4,052.4	$3,749.6	$2,591.5	$2,829.1	$4,196.4	8%

(Dollars in billions, except per trade amounts):

	As of or For the Year Ended December 31,					Variance
	2010	2009	2008	2007	2006	2010 vs. 2009
Key Measures:(1)
DARTs	150,532	179,183	169,075	161,119	141,984	(16)%
Average commission per trade	$11.21	$11.33	$10.98	$11.57	N/A	(1)%
End of period brokerage accounts	2,684,311	2,630,079	2,515,806	2,373,265	2,368,577	2%
Customer assets	$176.2	$150.5	$110.1	$181.3	$187.9	17%
Customer cash and deposits	$33.5	$33.3	$31.9	$32.2	$32.5	1%
Enterprise net interest spread	2.91%	2.72%	2.52%	2.64%	2.85%	0.19%
Enterprise interest-earning assets (average)	$41.1	$44.5	$46.9	$56.1	$44.9	(8)%
Total employees (period end)	2,962	3,084	3,249	3,757	4,126	(4)%

(1)	Metrics have been represented to exclude activity from discontinued operations and international local market trading.

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

•

Our retail brokerage business is our foundation. We believe a focus on these key factors will position us for future growth in this business: growing our sales force with a focus on long-term investing, optimizing our marketing spend, continuing to develop innovative products and services and minimizing account attrition.

•

Our corporate services and market making businesses enhance our strategy by allowing us to realize additional economic benefit from our retail brokerage business. Our corporate services business is a leading provider of software and services for managing equity compensation plans and is an important source of new retail brokerage accounts. Our market making business allows us to increase the economic benefit on the order flow from the retail brokerage business as well as generate additional revenues through external order flow.

•

We also plan to expand our wealth management offerings. Our vision is to provide wealth management services that are enabled by innovative technology and supported by guidance from professionals when needed.

•	Our retail brokerage business generates a significant amount of customer cash and we plan to continue to utilize our bank to optimize the value of these customer deposits.

Our strategy also includes an intense focus on mitigating the credit losses in our legacy loan portfolio and maintaining disciplined expense management. We remain focused on strengthening our overall capital structure and positioning the Company for future growth.

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

Management monitors a number of metrics in evaluating the Company’s performance. The most significant of these are shown in the table and discussed in the text below:

	As of or For the Year Ended December 31,			Variance
	2010	2009	2008	2010 vs. 2009
Customer Activity Metrics:(1)
DARTs	150,532	179,183	169,075	(16)%
Average commission per trade	$11.21	$11.33	$10.98	(1)%
Margin receivables (dollars in billions)	$5.1	$3.7	$2.7	38%
End of period brokerage accounts	2,684,311	2,630,079	2,515,806	2%
Net new brokerage accounts	54,232	114,273	142,541	*
Customer assets (dollars in billions)	$176.2	$150.5	$110.1	17%
Net new brokerage assets (dollars in billions)	$8.1	$7.2	$3.9	*
Brokerage related cash (dollars in billions)	$24.5	$20.4	$15.8	20%
Company Financial Metrics:
Corporate cash (dollars in millions)	$470.5	$393.2	$434.9	20%
E*TRADE Bank excess risk-based capital (dollars in millions)	$1,105.6	$899.1	$714.7	23%
Special mention loan delinquencies (dollars in millions)	$589.4	$804.5	$1,035.1	(27)%
Allowance for loan losses (dollars in millions)	$1,031.2	$1,182.7	$1,080.6	(13)%
Enterprise net interest spread	2.91%	2.72%	2.52%	0.19%
Enterprise interest-earning assets (average in billions)	$41.1	$44.5	$46.9	(8)%

*	Percentage not meaningful.
(1)	The prior periods presented have been updated to exclude international local market trading.

Customer Activity Metrics

•	DARTs are the predominant driver of commissions revenue from our customers.

•	Average commission per trade is an indicator of changes in our customer mix, product mix and/or product pricing and is impacted by the mix between our customer groups.

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

•	Customer cash and deposits, particularly brokerage related cash, are an indicator of a deepening engagement with our customers and are a key driver of net operating interest income.

Company Financial Metrics

•	Corporate cash is an indicator of the liquidity at the parent company. It is also a source of cash that can be deployed in our regulated subsidiaries.

•

E*TRADE Bank excess risk-based capital is the excess capital that E*TRADE Bank has compared to the regulatory minimum to be considered well-capitalized and is an indicator of E*TRADE Bank’s ability to absorb future losses. It is also a potential source of additional corporate cash as this capital, if requested by us and approved by our regulators, could be sent as a dividend or otherwise distributed up to the parent company.

•

Special mention loan delinquencies are loans 30-89 days past due and are an indicator of the expected trend for charge-offs in future periods as these loans have a greater propensity to migrate into nonaccrual status and ultimately charge-off.

•

Allowance for loan losses is an estimate of the losses inherent in our loan portfolio as of the balance sheet date and is typically equal to the expected charge-offs in our loan portfolio over the next twelve months as well as the estimated charge-offs, including economic concessions to borrowers, over the estimated remaining life of loans modified in troubled debt restructurings. The general allowance for loan losses also includes a specific qualitative component to account for a variety of economic and operational factors, including the uncertainty of how modified loans will perform over the long term, which we believe may impact our level of credit losses.

•	Enterprise interest-earning assets, in conjunction with our enterprise net interest spread, are indicators of our ability to generate net operating interest income.

Significant Events in 2010

Enhancements to Our Trading and Investing Products and Services

•

We expanded our advice offering by introducing managed investment portfolio advisory services to long-term investors with an investment of $25,000 or more, and unified managed account advisory services to long-term investors with an investment of $250,000 or more;

•	We expanded Power E*TRADE Pro’s customization capabilities, navigation tools, and news and information, including CNBC Plus streaming video;

•	We launched the E*TRADE Mobile Pro application for Apple iPad™ and Android™ Smartphones, expanding our suite of mobile applications, which already included Blackberry® and Apple iPhone™;

•

We created Open API for third-party and independent software developers, which allows customers to have access to technical information and documentation, reference guides, and other resources to help network external applications and programs with our active trader platform; and

•

We introduced new research and trade idea generation tools that we believe help our customers identify investment opportunities and make informed decisions. These new tools include market commentary from Dreyfus and Minyanville’s Buzz & Banter, a business and finance site.

Simplified Commission and Fee Structure

•

In February 2010, we announced several changes to the pricing structure in our brokerage business. We eliminated the $12.99 commission tier, account activity fees and a per share commission applied to market trades larger than 2,000 shares. We believe these changes simplified our overall pricing structure.

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

Completion of 1-for-10 Reverse Stock Split

•

In June 2010, we completed a 1-for-10 reverse stock split. All prior periods presented have been adjusted to reflect the impact of this reverse stock split, including the impact on basic and diluted weighted-average shares and shares issued and outstanding.

EARNINGS OVERVIEW

2010 Compared to 2009

We incurred a net loss of $28.5 million for the year ended December 31, 2010, due primarily to provision for loan losses of $779.4 million. Our provision for loan losses reported in our balance sheet management segment more than offset the strong performance of our trading and investing segment, which generated segment income of $721.8 million for the year ended December 31, 2010. The provision for loan losses has declined for two consecutive years and we expect it to continue to decline in 2011 when compared to 2010, although performance is subject to variability in any given quarter.

The following sections describe in detail the changes in key operating factors and other changes and events that have affected our net revenue, provision for loan losses, operating expense, other income (expense) and income tax expense (benefit).

Revenue

The components of net revenue and the resulting variances are as follows (dollars in millions):

			Variance
	Year Ended December 31,		2010 vs. 2009
	2010	2009	Amount	%
Net operating interest income	$1,226.3	$1,260.6	$(34.3)	(3)%
Commissions	431.0	548.0	(117.0)	(21)%
Fees and service charges	142.4	192.5	(50.1)	(26)%
Principal transactions	103.4	88.1	15.3	17%
Gains on loans and securities, net	166.2	169.1	(2.9)	(2)%
Net impairment	(37.7)	(89.1)	*	*
Other revenues	46.3	47.8	(1.5)	(3)%

Total non-interest income	851.6	956.4	(104.8)	(11)%

Total net revenue	$2,077.9	$2,217.0	$(139.1)	(6)%

*	Percentage not meaningful.

Total net revenue decreased 6% to $2.1 billion for the year ended December 31, 2010 compared to 2009. This was driven by lower commissions, fees and service charges and net operating interest income, which was slightly offset by a decrease in net impairment and an increase in principal transactions.

Net Operating Interest Income

Net operating interest income decreased 3% to $1.2 billion for the year ended December 31, 2010 compared to 2009. Net operating interest income is earned primarily through investing customer cash and deposits in interest-earning assets, which include margin receivables, real estate loans, mortgage-backed securities and investment securities. The slight decrease in net operating interest income was due primarily to a decrease in our average interest earning assets of $3.4 billion during the year ended December 31, 2010, which was offset by an increase in our net operating interest spread during the same period.

The following table presents enterprise average balance sheet data and enterprise income and expense data for our operations, as well as the related net interest spread, yields and rates and has been prepared on the basis required by the SEC’s Industry Guide 3, “Statistical Disclosure by Bank Holding Companies” (dollars in millions):

	Year Ended December 31,
	2010			2009			2008
	Average Balance	Operating Interest Inc./Exp.	Average Yield/ Cost	Average Balance	Operating Interest Inc./Exp.	Average Yield/ Cost	Average Balance	Operating Interest Inc./Exp.	Average Yield/ Cost
Enterprise interest-earning assets:
Loans(1)	$18,302.2	$879.0	4.80%	$23,113.6	$1,138.1	4.92%	$27,761.9	$1,587.8	5.72%
Margin receivables	4,532.5	200.3	4.42%	3,103.5	138.5	4.46%	5,833.6	278.2	4.77%
Available-for-sale mortgage-backed securities	9,901.1	305.6	3.09%	10,365.7	436.9	4.22%	9,455.4	435.9	4.61%
Available-for-sale investment securities	3,374.8	81.9	2.43%	1,227.6	36.2	2.95%	141.2	9.4	6.63%
Held-to-maturity securities	1,085.8	35.9	3.31%	—	—	—	—	—	—
Cash and equivalents	2,414.3	5.4	0.22%	4,215.7	14.8	0.35%	2,239.1	55.3	2.47%
Segregated cash and investments	857.1	1.9	0.22%	1,785.7	4.2	0.23%	307.2	5.3	1.73%
Securities borrowed and other	662.9	29.4	4.43%	690.4	50.4	7.30%	1,113.0	77.3	6.95%

Total enterprise interest-earning assets	41,130.7	1,539.4	3.74%	44,502.2	1,819.1	4.09%	46,851.4	2,449.2	5.22%

Non-operating interest-earning and non-interest-earning assets(2)	4,395.1			3,873.3			5,002.3

Total assets	$45,525.8			$48,375.5			$51,853.7

Enterprise interest-bearing liabilities:
Retail deposits:
Sweep deposits	$14,014.4	10.1	0.07%	$11,022.3	7.6	0.07%	$9,904.7	40.0	0.40%
Complete savings deposits	7,577.0	28.6	0.38%	11,539.9	140.1	1.21%	9,790.2	331.0	3.37%
Other money market and savings deposits	1,114.6	2.8	0.25%	1,243.7	5.9	0.47%	1,844.9	38.9	2.10%
Certificates of deposit	795.3	14.5	1.82%	1,750.4	45.2	2.58%	3,258.9	137.4	4.22%
Checking deposits	761.9	0.9	0.11%	797.5	3.0	0.37%	908.0	19.7	2.17%
Brokered certificates of deposit	115.3	5.9	5.14%	193.8	10.0	5.17%	976.1	48.9	5.01%
Customer payables	4,713.2	7.0	0.15%	4,662.9	8.8	0.19%	4,288.8	29.7	0.69%
Securities sold under agreements to repurchase	6,154.3	129.6	2.11%	6,725.4	200.1	2.98%	7,284.0	291.6	4.00%
Federal Home Loan Bank (“FHLB”) advances and other borrowings	2,754.3	119.3	4.33%	3,392.0	148.8	4.38%	5,120.3	245.6	4.80%
Securities loaned and other	622.4	1.6	0.26%	513.0	2.4	0.46%	1,075.5	18.6	1.73%

Total enterprise interest-bearing liabilities	38,622.7	320.3	0.83%	41,840.9	571.9	1.37%	44,451.4	1,201.4	2.70%

Non-operating interest-bearing and non-interest-bearing liabilities(3)	2,876.4			3,558.5			4,706.3

Total liabilities	41,499.1			45,399.4			49,157.7
Total shareholders’ equity	4,026.7			2,976.1			2,696.0

Total liabilities and shareholders’ equity	$45,525.8			$48,375.5			$51,853.7

Excess of enterprise interest-earning assets over enterprise interest-bearing liabilities/Enterprise net interest income/Spread	$2,508.0	$1,219.1	2.91%	$2,661.3	$1,247.2	2.72%	$2,400.0	$1,247.8	2.52%

Reconciliation	from enterprise net interest income to net operating interest income (dollars in millions):

	Year Ended December 31,
	2010	2009	2008
Enterprise net interest income	$1,219.1	$1,247.2	$1,247.8
Taxable equivalent interest adjustment	(1.2)	(2.1)	(9.1)
Customer cash held by third parties and other(4)	8.4	15.5	29.3

Net operating interest income	$1,226.3	$1,260.6	$1,268.0

(1)	Nonaccrual loans are included in the respective average loan balances. Income on such nonaccrual loans is recognized on a cash basis.
(2)

Non-operating interest-earning and non-interest-earning assets consist of property and equipment, net, goodwill, other intangibles, net and other assets that do not generate operating interest income. Some of these assets generate corporate interest income.

(3)

Non-operating interest-bearing and non-interest-bearing liabilities consist of corporate debt and other liabilities that do not generate operating interest expense. Some of these liabilities generate corporate interest expense.

(4)

Includes interest earned on average customer assets of $3.1 billion, $2.9 billion and $3.2 billion for the years ended December 31, 2010, 2009 and 2008, respectively, held by parties outside the Company, including third party money market funds and sweep deposit accounts at unaffiliated financial institutions.

	Year Ended December 31,
	2010	2009	2008
Enterprise net interest:
Spread	2.91%	2.72%	2.52%
Margin (net yield on interest-earning assets)	2.96%	2.80%	2.66%
Ratio of enterprise interest-earning assets to enterprise interest- bearing liabilities	106.49%	106.36%	105.40%
Return on average:
Total assets	(0.06)%	(2.68)%	(0.99)%
Total shareholders’ equity	(0.71)%	(43.61)%	(18.98)%
Average equity to average total assets	8.84%	6.15%	5.20%

Average enterprise interest-earning assets decreased 8% to $41.1 billion for the year ended December 31, 2010 compared to 2009. This decrease was primarily a result of the decrease in our average loans portfolio, average available-for-sale mortgage-backed securities and average cash and equivalents, partially offset by an increase in average margin receivables, average available-for-sale investment securities and average held-to-maturity securities.

Average enterprise interest-bearing liabilities decreased 8% to $38.6 billion for the year ended December 31, 2010 compared to 2009. The decrease in average enterprise interest-bearing liabilities was primarily due to decreases in average complete savings deposits and average certificates of deposit offset by an increase in average sweep deposits.

Enterprise net interest spread increased by 19 basis points to 2.91% for the year ended December 31, 2010 compared to 2009. This increase was largely driven by a decrease in the yields paid on our deposits and lower wholesale borrowing costs, partially offset by a decrease in higher yielding enterprise interest-earning assets.

Commissions

Commissions decreased 21% to $431.0 million for the year ended December 31, 2010 compared to 2009. The main factors that affect our commissions are DARTs, average commission per trade and the number of trading days during the period. Average commission per trade is impacted by different trade types (e.g. equities, options, fixed income, stock plan, exchange-traded funds, mutual funds and cross border) that can have different commission rates. Accordingly, changes in the mix of trade types will impact average commission per trade.

Our DART volume decreased 16% to 150,532 for the year ended December 31, 2010 compared 2009. Option-related DARTs as a percentage of our total DARTs represented 17% and 13% of trading volume for the years ended December 31, 2010 and 2009, respectively. Exchange-traded funds-related DARTs as a percentage of our total DARTs represented 10% and 14% of trading volume for the years ended December 31, 2010 and 2009, respectively.

Average commission per trade decreased 1% to $11.21 for the year ended December 31, 2010 compared to 2009. The slight decrease in the average commission per trade was due primarily to the elimination of the $12.99 commission tier and the per share commission applied to market trades larger than 2,000 shares, which became effective in the second quarter of 2010, partially offset by an improvement in the product and customer mix when compared to the same period in 2009.

Fees and Service Charges

Fees and service charges decreased 26% to $142.4 million for the year ended December 31, 2010 compared to 2009. The decrease was primarily due to the elimination of all account activity fees, which became effective in the second quarter of 2010, and lower order flow revenue.

Principal Transactions

Principal transactions increased 17% to $103.4 million for the year ended December 31, 2010 compared to 2009. Our principal transactions are derived from our market making business in which we act as a market maker for our brokerage customers’ orders as well as orders from third party customers. The increase in principal transactions was driven by an increase in the volume of orders from our third party customers which was partially offset by a decrease in our average revenue earned per share traded when compared to the same period in 2009.

Gains on Loans and Securities, Net

Gains on loans and securities, net were $166.2 million and $169.1 million for years ended December 31, 2010 and 2009, respectively, as shown in the following table (dollars in millions):

			Variance
	Year Ended December 31,		2010 vs. 2009
	2010	2009	Amount	%
Gains (losses) on loans, net	$6.3	$(12.5)	$18.8	*

Gains on available-for-sale securities and other investments, net	160.7	173.2	(12.5)	(7)%
Gains on trading securities, net	0.2	7.8	(7.6)	(98)%
Hedge ineffectiveness	(1.0)	0.6	(1.6)	*

Gains on securities, net	159.9	181.6	(21.7)	(12)%

Gains on loans and securities, net	$166.2	$169.1	$(2.9)	(2)%

*	Percentage not meaningful.

Net Impairment

We recognized $37.7 million and $89.1 million of net impairment during the years ended December 31, 2010 and 2009, respectively, on certain securities in our non-agency CMO portfolio due to continued deterioration in the expected credit performance of the underlying loans in the securities. The gross other-than-temporary impairment (“OTTI”) and the noncredit portion of OTTI, which was or had been previously recorded through other comprehensive income (loss), are shown in the table below (dollars in millions):

	Year Ended December 31,
	2010	2009
Other-than-temporary impairment (“OTTI”)	$(41.5)	$(232.1)
Less: noncredit portion of OTTI recognized into other comprehensive income (loss) (before tax)	3.8	143.0

Net impairment	$(37.7)	$(89.1)

Other Revenues

Other revenues decreased 3% to $46.3 million for the year ended December 31, 2010 compared to 2009. The decrease was due to a decline in the income from the cash surrender value of our bank-owned life insurance, partially offset by the gain on the sale of approximately $1 billion in savings accounts to Discover Financial Services in the first quarter of 2010.

Provision for Loan Losses

Provision for loan losses decreased 48% to $779.4 million for the year ended December 31, 2010 compared 2009. The decrease in our provision for loan losses was driven by lower levels of at-risk (30-179 days delinquent) loans in our one- to four-family and home equity loan portfolios. We believe the delinquencies in both of these portfolios were caused by several factors, including: significant continued home price depreciation; weak demand for homes and high inventories of unsold homes; significant contraction in the availability of credit; and a general decline in economic growth along with higher levels of unemployment. In addition, the combined impact of home price depreciation and the reduction of available credit made it difficult for borrowers to refinance existing loans. The provision for loan losses has declined for two consecutive years and we expect it to continue to decline in 2011 when compared to 2010, although performance is subject to variability in any given quarter.

Operating Expenses

The components of operating expense and the resulting variances are as follows (dollars in millions):

			Variance
	Year Ended December 31,		2010 vs. 2009
	2010	2009	Amount	%
Compensation and benefits	$325.0	$366.2	$(41.2)	(11)%
Clearing and servicing	147.5	170.7	(23.2)	(14)%
Advertising and market development	132.2	114.4	17.8	16%
Professional services	81.2	78.7	2.5	3%
FDIC insurance premiums	77.7	94.3	(16.6)	(18)%
Communications	73.3	84.4	(11.1)	(13)%
Occupancy and equipment	70.9	78.4	(7.5)	(10)%
Depreciation and amortization	87.9	83.3	4.6	6%
Amortization of other intangibles	28.5	29.7	(1.2)	(4)%
Facility restructuring and other exit activities	14.4	20.7	(6.3)	(31)%
Other operating expenses	104.0	122.5	(18.5)	(15)%

Total operating expense	$1,142.6	$1,243.3	$(100.7)	(8)%

Operating expense decreased 8% to $1.1 billion for the year ended December 31, 2010 compared to 2009. The fluctuation was driven by decreases in the majority of operating expense categories, offset by a planned increase in advertising and market development.

Compensation and Benefits

Compensation and benefits decreased 11% to $325.0 million for the year ended December 31, 2010 compared to 2009. This decrease resulted from lower incentive compensation expense and lower salary expense due to a reduction in our employee base compared to the same period in 2009.

Clearing and Servicing

Clearing and servicing expense decreased 14% to $147.5 million for the year ended December 31, 2010 compared to 2009. This decrease resulted primarily from lower trading volumes and lower loan balances compared to the same period in 2009.

Advertising and Market Development

Advertising and market development expense increased 16% to $132.2 million for the year ended December 31, 2010 compared to 2009. This fluctuation was due largely to a planned increase in advertising expense to attract new accounts and customer assets during the year ended December 31, 2010.

FDIC Insurance Premiums

FDIC insurance premiums decreased 18% to $77.7 million for the year ended December 31, 2010 compared to 2009. The decrease was due primarily to an industry wide special assessment that resulted in an additional $21.6 million of expense in the second quarter of 2009. There were no similar assessments made during the year ended December 31, 2010.

Other Operating Expenses

Other operating expenses decreased 15% to $104.0 million for the year ended December 31, 2010 compared to 2009. The decrease was driven primarily by a decline in bad debt expense, real-estate owned and legal reserves compared to 2009.

Other Income (Expense)

Other income (expense) was an expense of $159.0 million and $1.3 billion for the years ended December 31, 2010 and 2009, respectively, as shown in the following table (dollars in millions):

			Variance
	Year Ended December 31,		2010 vs. 2009
	2010	2009	Amount	%
Corporate interest income	$6.2	$0.9	$5.3	620%
Corporate interest expense	(167.1)	(282.7)	115.6	(41)%
Gains (losses) on sales of investments, net	2.7	(1.7)	4.4	*
Losses on early extinguishment of debt	—	(1,018.9)	1,018.9	(100)%
Equity in loss of investments and venture funds	(0.8)	(8.6)	7.8	(91)%

Total other income (expense)	$(159.0)	$(1,311.0)	$1,152.0	(88)%

*	Percentage not meaningful.

Total other income (expense) for the year ended December 31, 2010 primarily consisted of corporate interest expense resulting from our interest-bearing corporate debt. Corporate interest expense decreased 41% to $167.1 million for the year ended December 31, 2010 compared to 2009. This was due to the reduction in interest-bearing debt in connection with our Debt Exchange in 2009. The losses on early extinguishment of debt for the year ended December 31, 2009 were related primarily to the Debt Exchange. The loss on the Debt Exchange resulted from the de-recognition of the debt that was exchanged and the corresponding recognition of the newly-issued non-interest-bearing convertible debentures at fair value. Corporate interest income increased to $6.2 million for the year ended December 31, 2010 when compared to 2009 due to a benefit of $6.0 million in connection with a legal settlement.

Income Tax Expense (Benefit)

Income tax expense was $25.3 million and a benefit of $537.7 million for the years ended December 31, 2010 and 2009, respectively. Our effective tax rates were 806.3% and (29.3)% for the years ended December 31, 2010 and 2009, respectively. The effective tax rate for the year ended December 31, 2010 was higher than in 2009 for two reasons: 1) our pre-tax loss included items not deductible for tax purposes, predominantly about one-third of the interest expense on the 12 1/2% springing lien notes; and 2) our reported pre-tax loss is relatively close to breakeven for the year ended December 31, 2010. As a result, our income subject to taxation is higher, resulting in an unusually high effective tax rate for the year ended December 31, 2010. We expect our effective tax rate to be volatile in periods where pre-tax income or loss is relatively close to breakeven, but expect a more normalized rate as, and to the extent, we become profitable in future periods.

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

We did not establish a valuation allowance against our federal deferred tax assets as of December 31, 2010 as we believe that it is more likely than not that all of these assets will be realized. Our evaluation focused on identifying significant, objective evidence that we will be able to realize our deferred tax assets in the future. We reviewed the estimated future taxable income for our trading and investing and balance sheet management segments separately and determined that our net operating losses since 2007 are due solely to the credit losses in our balance sheet management segment. We believe these losses were caused by the crisis in the residential real estate and credit markets which significantly impacted our asset-backed securities and home equity loan portfolios in 2007 and continued to generate credit losses in 2008, 2009 and 2010. We estimate that these credit losses will continue in future periods; however, we ceased purchasing asset-backed securities and home equity loans which we believe are the root cause of the majority of these losses. Therefore, while we do expect credit losses to continue in future periods, we do expect these amounts to decline when compared to our credit losses in the three-year period ending in 2010. Our trading and investing segment generated substantial taxable income for each of the last seven years and we estimate that it will continue to generate taxable income in future periods at a level sufficient to generate taxable income for the Company as a whole. We consider this to be significant, objective evidence that we will be able to realize our deferred tax assets in the future.

A key component of our evaluation of the need for a valuation allowance was our level of corporate interest expense, which represents our most significant non-operating related expense. Our estimates of future taxable income included this expense, which reduces the amount of segment income available to utilize our federal deferred tax assets. Therefore, a decrease in this expense in future periods would increase the level of estimated taxable income available to utilize our federal deferred tax assets. As a result of the Debt Exchange in 2009, we reduced our annual cash interest payments by approximately $200 million. We believe this decline in cash interest payments significantly improves our ability to utilize our federal deferred tax assets in future periods when compared to evaluations in prior periods which did not include this decline in corporate interest payments.

Our analysis of the need for a valuation allowance recognizes that we are in a cumulative book taxable loss position as of the three-year period ended December 31, 2010, which is considered significant and objective evidence that we may not be able to realize some portion of our deferred tax assets in the future. However, in 2010, we generated taxable income consistent with our forecast that resulted in the utilization of significant net operating loss carryforwards. Accordingly, we believe we are able to continue relying on our forecasts of future taxable income and overcome the uncertainty created by the cumulative loss position.

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

We have maintained a valuation allowance for certain of our state deferred tax assets as it is more likely than not that they will not be realized. At December 31, 2010, we had a deferred tax asset of approximately $108.9 million that related to our state net operating loss carryforwards with a valuation allowance of $34.0 million against such deferred tax asset. The change in our valuation allowance during 2010 was primarily due to reclassification of unrealized tax benefit offset by current year activity. The majority of the reclassified unrecognized tax benefit relates to the application of Section 382 to state net operating losses.

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

As of the date of the ownership change, we had federal NOLs available to carryforward of approximately $1.4 billion. Section 382 imposes restrictions on the use of a corporation’s NOLs, certain recognized built-in losses and other carryovers after an “ownership change” occurs. Section 382 rules governing when a change in ownership occurs are complex and subject to interpretation; however, an ownership change generally occurs when there has been a cumulative change in the stock ownership of a corporation by certain “5% shareholders” of more than 50 percentage points over a rolling three-year period.

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

We believe the tax ownership change will extend the period of time it will take to fully utilize our pre-ownership change NOLs, but will not limit the total amount of pre-ownership change NOLs we can utilize. Our updated estimate is that we will be subject to an overall annual limitation on the use of our pre-ownership change NOLs of approximately $194 million. Our overall pre-ownership change NOLs, which were approximately $1.4 billion, have a statutory carryforward period of 20 years (the majority of which expire in 17 years). As a result, we believe we will be able to fully utilize these NOLs in future periods.

Our ability to utilize the pre-ownership change NOLs is dependent on our ability to generate sufficient taxable income over the duration of the carryforward periods and will not be impacted by our ability or inability to generate taxable income in an individual year.

2009 Compared to 2008

We incurred a net loss of $1.3 billion for the year ended December 31, 2009 due principally to the Debt Exchange that resulted in a non-cash loss of $772.9 million (pre-tax loss of $968.3 million) on early extinguishment of debt during the third quarter of 2009. Our trading and investing segment income was $760.2 million for the year ended December 31, 2009. However, the provision for loan losses in our balance sheet management segment more than offset this strong performance, resulting in a consolidated loss before income taxes of $1.8 billion for the year ended December 31, 2009.

On April 1, 2009, we adopted the amended guidance for the recognition of OTTI for debt securities as well as the presentation of OTTI on the consolidated financial statements. As a result of the adoption, we recognized a $20.2 million after-tax decrease to beginning accumulated deficit and a corresponding offset in accumulated other comprehensive loss on our consolidated balance sheet. This adjustment represents the after-tax difference between the impairment reported in prior periods for securities on our balance sheet as of April 1, 2009 and the level of impairment that would have been recorded on these same securities under the new accounting guidance. Additionally, in accordance with the new guidance, we changed the presentation of the consolidated statement of loss to state net impairment as a separate line item, as well as the credit and noncredit components of net impairment. Prior to this new presentation, OTTI was included in the gains (losses) on loans and securities, net line item on the consolidated statement of loss.

Revenue

The components of net revenue and the resulting variances are as follows (dollars in millions):

			Variance
	Year Ended December 31,		2009 vs. 2008
	2009	2008	Amount	%
Net operating interest income	$1,260.6	$1,268.0	$(7.4)	(1)%
Commissions	548.0	515.5	32.5	6%
Fees and service charges	192.5	200.0	(7.5)	(4)%
Principal transactions	88.1	84.9	3.2	4%
Gains (losses) on loans and securities, net	169.1	(100.5)	269.6	*
Net impairment	(89.1)	(95.0)	*	*
Other revenues	47.8	52.7	(4.9)	(9)%

Total non-interest income	956.4	657.6	298.8	45%

Total net revenue	$2,217.0	$1,925.6	$291.4	15%

*	Percentage not meaningful.

Total net revenue increased 15% to $2.2 billion for the year ended December 31, 2009 compared to 2008. This was driven by our gains (losses) on loans and securities, net, which increased from net losses of $100.5 million to net gains of $169.1 million for the year ended December 31, 2009 compared to 2008. Commissions also increased $32.5 million to $548.0 million for the year ended December 31, 2009 compared to 2008.

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

Average enterprise interest-bearing liabilities decreased 6% to $41.8 billion for the year ended December 31, 2009 compared to 2008. The decrease in average enterprise interest-bearing liabilities was primarily due to a decrease in average FHLB advances, average brokered certificates of deposit and average securities loaned and other.

Enterprise net interest spread increased by 20 basis points to 2.72% for the year ended December 31, 2009 compared to 2008. This increase was largely driven by a decrease in the yields paid on our deposits and lower wholesale borrowing costs, partially offset by a decrease in higher yielding enterprise interest-earning assets.

Commissions

Commissions increased 6% to $548.0 million for the year ended December 31, 2009 compared to 2008. Our DART volume increased 6% to 179,183 for the year ended December 31, 2009 compared to 2008. Option-related DARTs as a percentage of our total DARTs represented 13% and 15% of trading volume for the years December 31, 2009 and 2008, respectively. Exchange-traded funds-related DARTs as a percentage of our total DARTs represented 14% and 11% of trading volume for the years ended December 31, 2009 and 2008, respectively.

Average commission per trade increased 3% to $11.33 for the year ended December 31, 2009 compared to 2008. The increase in the average commission per trade for the year ended December 31, 2009 was primarily due to an improvement in product and customer mix compared to 2008.

Fees and Service Charges

Fees and service charges decreased 4% to $192.5 million for the year ended December 31, 2009 compared to 2008. The decline was driven by a decrease in account service fee and advisory management fee revenue, which was partially offset by an increase in order flow revenue compared to 2008. The decrease in advisory management fees was primarily due to the sale of an advisor business in the second quarter of 2008. Declines in foreign currency margin revenue, fixed income product revenue and mutual fund fees also contributed to the decrease in fees and service charges.

Principal Transactions

Principal transactions increased 4% to $88.1 million for the year ended December 31, 2009 compared to 2008. The increase in principal transactions was driven by an increase in the volume of equity shares that were traded, which was partially offset by a decrease in our average revenue earned per share traded for the year ended December 31, 2009.

Gains (Losses) on Loans and Securities, Net

Gains (losses) on loans and securities, net were gains of $169.1 million and losses of $100.5 million for the years ended December 31, 2009 and 2008, respectively, as shown in the following table (dollars in millions):

			Variance
	Year Ended December 31,		2009 vs. 2008
	2009	2008	Amount	%
Losses on sales of loans, net	$(12.5)	$(0.8)	$(11.7)	1496%

Gains on available-for-sale securities and other investments, net	173.2	32.4	140.8	435%
Gains (losses) on trading securities, net	7.8	(134.3)	142.1	*
Hedge ineffectiveness	0.6	2.2	(1.6)	(74)%

Gains (losses) on securities, net	181.6	(99.7)	281.3	*

Gains (losses) on loans and securities, net	$169.1	$(100.5)	$269.6	*

*	Percentage not meaningful.

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

Net Impairment

We recognized $89.1 million of net impairment during the year ended December 31, 2009, on certain securities in our non-agency CMO portfolio due to continued deterioration in the expected credit performance of the underlying loans in the securities. The net impairment included gross OTTI of $232.1 million for the year ended December 31, 2009. Of the $232.1 million of gross OTTI for the year ended December 31, 2009, $143.0 million related to the noncredit portion of OTTI, which was recorded through other comprehensive income (loss).

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

Operating Expenses

The components of operating expense and the resulting variances are as follows (dollars in millions):

			Variance
	Year Ended December 31,		2009 vs. 2008
	2009	2008	Amount	%
Compensation and benefits	$366.2	$383.4	$(17.2)	(4)%
Clearing and servicing	170.7	185.1	(14.4)	(8)%
Advertising and market development	114.4	175.2	(60.8)	(35)%
Professional services	78.7	94.1	(15.4)	(16)%
FDIC insurance premiums	94.3	31.2	63.1	202%
Communications	84.4	96.8	(12.4)	(13)%
Occupancy and equipment	78.4	85.8	(7.4)	(9)%
Depreciation and amortization	83.3	82.5	0.8	1%
Amortization of other intangibles	29.7	35.7	(6.0)	(17)%
Facility restructuring and other exit activities	20.7	29.5	(8.8)	(30)%
Other operating expenses	122.5	90.9	31.6	35%

Total operating expense	$1,243.3	$1,290.2	$(46.9)	(4)%

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

FDIC Insurance Premiums

FDIC insurance premiums increased 202% to $94.3 million for the year December 31, 2009 compared to 2008. The increase was primarily due to an increase in the ongoing FDIC insurance rates as well as an industry wide special assessment in the second quarter of 2009. Our portion of this special assessment was $21.6 million.

Facility Restructuring and Other Exit Activities

Facility restructuring and other exit activities were $20.7 million for the year ended December 31, 2009. These costs were due primarily to the restructuring of our international brokerage business.

Other Operating Expenses

Other operating expenses increased 35% to $122.5 million for the year ended December 31, 2009 compared to 2008. The increase for the year ended December 31, 2009, was primarily due to a $23.7 million gain on the sale of our corporate aircraft related assets during the year ended December 31, 2008, which reduced other operating expenses during that period and to higher real estate owned expenses during the year ended December 31, 2009.

Other Income (Expense)

Other income (expense) was an expense of $1.3 billion for the year ended December 31, 2009 compared to an expense of $330.6 million for the year ended December 31, 2008. Total other expense of $1.3 billion for the year ended December 31, 2009 was largely due to the $968.3 million pre-tax non-cash loss on the early extinguishment of debt related to our Debt Exchange. The loss on the Debt Exchange resulted from the de-recognition of the debt that was exchanged and the corresponding recognition of the newly-issued non-interest-bearing convertible debentures at fair value.

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

Debt Exchange

The effective tax rate on the Debt Exchange of 20% was below our statutory federal tax rate of 35%. This was primarily due to certain components of the loss on the Debt Exchange not being deductible for tax purposes, which are summarized in the following table (dollars in millions):

	Year Ended December 31, 2009
	Amount of Loss	Tax Rate	Tax Benefit
Deductible portion of the loss on the Debt Exchange	$723.0	35%	$253.0
Non-deductible portion of the loss on the Debt Exchange	245.3	—	—
Prior period interest expense on the 12 1/2% Notes not deductible as a result of the Debt Exchange	N/A	N/A	(57.7)

Total	$968.3	20%	$195.3

Valuation Allowance

During the year ended December 31, 2009, we did not provide for a valuation allowance against our federal deferred tax assets as we believed that it was more likely than not that all of these assets will be realized. Our evaluation focused on identifying significant, objective evidence that we will be able to realize our deferred tax assets in the future. Our analysis of the need for a valuation allowance recognizes that we were in a cumulative book taxable loss position as of the three-year period ended December 31, 2009, which is considered significant and objective evidence that we may not be able to realize some portion of our deferred tax assets in the future. However, we believed we were able to rely on our forecasts of future taxable income and overcome the uncertainty created by the cumulative loss position.

SEGMENT RESULTS REVIEW

We report our operating results in two segments: 1) trading and investing; and 2) balance sheet management. Trading and investing includes retail brokerage products and services; investor-focused banking products; market making; and corporate services. Balance sheet management includes the management of asset allocation and credit, liquidity and interest rate risk; loans previously originated or purchased from third parties; and customer cash and deposits. Costs associated with certain functions that are centrally managed are separately reported in a “Corporate/Other” category. For more information on our segments, see Note 23—Segment and Geographic Information in Item 8. Financial Statements and Supplementary Data beginning on page 160.

Trading and Investing

The following table summarizes trading and investing financial information and key metrics as of and for the periods ended December 31, 2010, 2009, and 2008 (dollars in millions, except for key metrics):

				Variance
	Year Ended December 31,			2010 vs. 2009
	2010	2009	2008	Amount	%
Net operating interest income	$763.0	$699.6	$800.3	$63.4	9%
Commissions	431.0	548.0	514.7	(117.0)	(21)%
Fees and service charges	139.1	185.6	191.6	(46.5)	(25)%
Principal transactions	103.4	88.1	84.8	15.3	17%
Other revenues	37.9	35.5	38.5	2.4	7%

Total net revenue	1,474.4	1,556.8	1,629.9	(82.4)	(5)%
Total operating expense	752.6	796.6	926.6	(44.0)	(6)%

Trading and investing segment income	$721.8	$760.2	$703.3	$(38.4)	(5)%

Key Metrics:(1)
DARTs	150,532	179,183	169,075	(28,651)	(16)%
Average commission per trade	$11.21	$11.33	$10.98	$(0.12)	(1)%
Margin receivables (dollars in billions)	$5.1	$3.7	$2.7	$1.4	38%
End of period brokerage accounts	2,684,311	2,630,079	2,515,806	54,232	2%
Net new brokerage accounts	54,232	114,273	142,541	(60,041)	*
Customer assets (dollars in billions)	$176.2	$150.5	$110.1	$25.7	17%
Net new brokerage assets (dollars in billions)	$8.1	$7.2	$3.9	$0.9	*
Brokerage related cash (dollars in billions)	$24.5	$20.4	$15.8	$4.1	20%

*	Percentage not meaningful.
(1)	The prior periods presented have been updated to exclude international local market trading.

Our trading and investing segment generates revenue from brokerage and banking relationships with investors and from market making and corporate services activities. This segment generates five main sources of revenue: net operating interest income; commissions; fees and service charges; principal transactions; and other revenues. Other revenues include results from our software and services for managing equity compensation plans from our corporate customers, as we ultimately service retail investors through these corporate relationships.

2010 Compared to 2009

Trading and investing segment income decreased 5% to $721.8 million for the year ended December 31, 2010 compared to 2009. We continued to generate new brokerage accounts, ending the year with 2.7 million accounts. Our brokerage related cash, which is one of our most profitable sources of funding, increased by $4.1 billion when compared to 2009.

Trading and investing net operating interest income increased 9% to $763.0 million for the year ended December 31, 2010 compared to 2009. This increase was driven primarily by a decrease in yields paid on customer deposits and an increase in the average balance of margin receivables during the period.

Trading and investing commissions decreased 21% to $431.0 million for the year ended December 31, 2010 compared to 2009. The decrease in commissions was primarily the result of a decrease in DARTs of 16% to 150,532 and a decrease in the average commission per trade of 1% to $11.21 for the year ended December 31, 2010 compared to 2009. The slight decrease in the average commission per trade was due primarily to the elimination of the $12.99 commission tier and the per share commission applied to market trades larger than 2,000 shares, which became effective in the second quarter of 2010, partially offset by an improvement in the product and customer mix when compared to the same period in 2009.

Trading and investing fees and service charges decreased 25% to $139.1 million for the year ended December 31, 2010 compared to 2009. The decreases were primarily due to lower order flow revenue and the elimination of all account activity fees, which became effective in the second quarter of 2010.

Trading and investing principal transactions increased 17% to $103.4 million for the year ended December 31, 2010 compared to 2009. The increase in principal transactions was driven by an increase in the volume of equity shares that were traded, which was partially offset by a decrease in our average revenue earned per share traded for the year ended December 31, 2010.

Trading and investing operating expense decreased 6% to $752.6 million for the year ended December 31, 2010 compared to 2009. The decrease related primarily to decreases in compensation and benefits, clearing and servicing, and communications expenses, which were partially offset by increases in advertising and market development expense and professional services.

As of December 31, 2010, we had approximately 2.7 million brokerage accounts, 1.0 million stock plan accounts and 0.5 million banking accounts. For the years ended December 31, 2010 and 2009, our brokerage products contributed 67% and 77%, respectively, and our banking products, which include sweep products, contributed 33% and 23%, respectively, of total trading and investing net revenue.

2009 Compared to 2008

Trading and investing segment income increased 8% to $760.2 million for the year ended December 31, 2009 compared to 2008. Trading activity was strong during 2009 resulting in total DARTs of 179,183 and an average commission per trade of $11.33. We also continued to generate new brokerage accounts, ending the year with 2.6 million accounts. Our brokerage related cash increased by $4.6 billion when compared to 2008.

Trading and investing net operating interest income decreased 13% to $699.6 million for the year ended December 31, 2009 compared to 2008. This decrease was driven primarily by a decrease in the average balance of margin receivables during the comparable periods, which was partially offset by a decrease in yields paid on customer deposits.

Trading and investing commissions increased 6% to $548.0 million for the year ended December 31, 2009 compared to 2008. The increase in commissions was the result of an increase in DARTs of 6% to 179,183 and an increase in the average commission per trade of 3% to $11.33 for the year ended December 31, 2009 compared to 2008.

Trading and investing principal transactions increased 4% to $88.1 million for the year ended December 31, 2009 compared to 2008. The increase in principal transactions was driven by an increase in the volume of equity shares that were traded, which was partially offset by a decrease in our average revenue earned per share traded for the year ended December 31, 2009.

Trading and investing operating expense decreased 14% to $796.6 million for the year ended December 31, 2009 compared to 2008. The decrease related primarily to a decrease in advertising and market development expense and a decrease in compensation and benefits expense.

As of December 31, 2009, we had approximately 2.6 million brokerage accounts, 1.0 million stock plan accounts and 0.7 million banking accounts. For the years ended December 31, 2009 and 2008, our brokerage products contributed 77% and 75%, respectively, and our banking products, which include sweep products, contributed 23% and 25%, respectively, of total trading and investing net revenue.

Balance Sheet Management

The following table summarizes balance sheet management financial information and key metrics as of and for the periods ended December 31, 2010, 2009 and 2008 (dollars in millions):

				Variance
	Year Ended December 31,			2010 vs. 2009
	2010	2009	2008	Amount	%
Net operating interest income	$463.3	$560.9	$467.6	$(97.6)	(17)%
Fees and service charges	3.2	6.9	8.4	(3.7)	(53)%
Gains (losses) on loans and securities, net	166.3	169.2	(100.4)	(2.9)	(2)%
Net impairment	(37.7)	(89.1)	(95.0)	51.4	*
Other revenues	8.4	12.3	15.1	(3.9)	(32)%

Total net revenue	603.5	660.2	295.7	(56.7)	(9)%
Provision for loan losses	779.4	1,498.1	1,583.7	(718.7)	(48)%
Total operating expense	215.5	244.1	186.4	(28.6)	(12)%
Losses from early extinguishment of debt	—	(50.6)	(10.9)	50.6	*

Balance sheet management segment loss	$(391.4)	$(1,132.6)	$(1,485.3)	$741.2	(65)%

Key Metrics:
Special mention loan delinquencies	$589.4	$804.5	$1,035.1	$(215.1)	(27)%
Allowance for loan losses	$1,031.2	$1,182.7	$1,080.6	$(151.5)	(13)%
Allowance for loan losses as a % of gross loans receivable	6.38%	5.81%	4.23%	*	0.57%

*	Percentage not meaningful.

Our balance sheet management segment generates revenue from managing loans previously originated or purchased from third parties as well as our customer cash and deposit relationships to generate additional net operating interest income.

2010 Compared to 2009

The balance sheet management segment reported a loss of $391.4 million for the year ended December 31, 2010. The losses in this segment were due primarily to the provision for loan losses of $779.4 million for the year ended December 31, 2010.

Gains (losses) on loans and securities, net were gains of $166.3 million and $169.2 million for the years ended December 31, 2010 and 2009, respectively. The gains on loans and securities, net for the year ended December 31, 2010 were due primarily to gains on the sale of certain agency mortgage-backed securities and agency debentures.

We recognized $37.7 million and $89.1 million of net impairment during the years ended December 31, 2010 and 2009, respectively, on certain securities in our non-agency CMO portfolio due to continued deterioration in the expected credit performance of the underlying loans in the securities. The net impairment included gross OTTI of $41.5 million and $232.1 million for the years ended December 31, 2010 and 2009, respectively. Of the gross OTTI for the years ended December 31, 2010 and 2009, $3.8 million and $143.0 million related to the noncredit portion of OTTI, which was recorded through other comprehensive income (loss).

Provision for loan losses decreased 48% to $779.4 million for the year ended December 31, 2010 compared to 2009. The decrease in the provision for loan losses was driven by lower levels of at-risk (30-179 days delinquent) loans in our one- to four- family and home equity loan portfolios.

Total balance sheet management operating expense decreased 12% to $215.5 million for the year ended December 31, 2010 compared to 2009. The decrease for the year ended December 31, 2010 was due to decreases in clearing and servicing expense, FDIC insurance premiums and other expense. The decrease in the FDIC insurance premiums for the year ended December 31, 2010 was a result of an industry wide assessment that resulted in an additional $21.6 million of expense in the second quarter of 2009. There were no similar assessments made during the year ended December 31, 2010.

2009 Compared to 2008

The balance sheet management segment reported a loss of $1.1 billion for the year ended December 31, 2009. The losses in this segment were due primarily to the high levels of delinquent loans in our one- to four-family and home equity loan portfolios, which in turn resulted in provision for loan losses of $1.5 billion for the year ended December 31, 2009.

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

Total balance sheet management operating expense increased 31% to $244.1 million for the year ended December 31, 2009 compared to 2008. The increase for the year ended December 31, 2009 was due primarily to an increase in FDIC insurance premiums and an increase in expenses related to real estate owned (“REO”) and other repossessed assets. These increases were partially offset by a decrease in clearing and servicing expenses.

Losses on early extinguishment of debt of $50.6 million and $10.9 million, respectively, for the years ended December 31, 2009 and 2008, were incurred on the early extinguishment of FHLB advances of $1.6 billion and $1.8 billion for the years ended December 31, 2009 and 2008, respectively.

Corporate/Other

The following table summarizes corporate/other financial information for the periods ended December 31, 2010, 2009 and 2008 (dollars in millions):

				Variance
	Year Ended December 31,			2010 vs. 2009
	2010	2009	2008	Amount	%
Total net revenue	$(0.0)	$0.0	$0.1	$0.0	*

Compensation and benefits	80.2	93.7	91.6	(13.5)	(14)%
Professional services	28.9	42.7	44.4	(13.8)	(32)%
Communications	1.7	1.9	2.2	(0.2)	(12)%
Occupancy and equipment	2.6	3.4	0.3	(0.8)	(24)%
Depreciation and amortization	21.0	19.1	20.5	1.9	10%
Facility restructuring and other exit activities	14.3	20.7	29.5	(6.4)	(31)%
Other operating expenses	25.8	21.2	(11.2)	4.6	21%

Total operating expense	174.5	202.7	177.3	(28.2)	(14)%

Operating loss	(174.5)	(202.7)	(177.2)	28.2	(14)%
Total other income (expense)	(159.0)	(1,260.4)	(319.7)	1,101.4	(87)%

Corporate/other loss	$(333.5)	$(1,463.1)	$(496.9)	$1,129.6	(77)%

*	Percentage not meaningful.

Our corporate/other category includes costs that are centrally managed, technology related costs incurred to support centrally-managed functions, restructuring and other exit activities, corporate debt and corporate investments.

2010 Compared to 2009

Our corporate/other loss was $333.5 million for the year ended December 31, 2010, compared to $1.5 billion for the same period in 2009. The loss for the year ended December 31, 2010 was due to total operating expenses of $174.5 million and other expense of $159.0 million. Total other income (expense) primarily consisted of corporate interest expense of $167.1 million resulting from our interest-bearing corporate debt. Corporate interest expense decreased 41% to $167.1 million for the year ended December 31, 2010 due to the reduction in interest-bearing debt in connection with our Debt Exchange in the third quarter of 2009.

2009 Compared to 2008

Our corporate/other loss was $1.5 billion for the year ended December 31, 2009. The loss was due primarily to the $968.3 million pre-tax non-cash loss on extinguishment of debt related to the Debt Exchange, which is reported in the total other income (expense) line item. Our corporate/other total operating expenses increased 14% to $202.7 million for the year ended December 31, 2009 compared to 2008. This increase was due primarily to an increase in other operating expenses of $32.4 million related to the sale of corporate aircraft related assets in the first quarter of 2008, which resulted in a $23.7 million gain on sale.

BALANCE SHEET OVERVIEW

The following table sets forth the significant components of our consolidated balance sheet (dollars in millions):

			Variance
	December 31,		2010 vs. 2009
	2010	2009	Amount	%
Assets:
Cash and equivalents	$2,374.3	$3,483.2	$(1,108.9)	(32)%
Cash and investments required to be segregated under federal or other regulations	609.5	1,545.3	(935.8)	(61)%
Securities(1)	17,330.6	13,358.0	3,972.6	30%
Margin receivables	5,120.6	3,827.2	1,293.4	34%
Loans, net	15,127.4	19,174.9	(4,047.5)	(21)%
Investment in FHLB stock	164.4	183.9	(19.5)	(11)%
Other(2)	5,646.2	5,794.0	(147.8)	(3)%

Total assets	$46,373.0	$47,366.5	$(993.5)	(2)%

Liabilities and shareholders’ equity:
Deposits	$25,240.3	$25,597.7	$(357.4)	(1)%
Wholesale borrowings(3)	8,620.0	9,188.8	(568.8)	(6)%
Customer payables	5,020.1	5,234.2	(214.1)	(4)%
Corporate debt	2,145.9	2,458.7	(312.8)	(13)%
Other liabilities	1,294.3	1,137.5	156.8	14%

Total liabilities	42,320.6	43,616.9	(1,296.3)	(3)%
Shareholders’ equity	4,052.4	3,749.6	302.8	8%

Total liabilities and shareholders’ equity	$46,373.0	$47,366.5	$(993.5)	(2)%

(1)	Includes balance sheet line items trading, available-for-sale and held-to-maturity securities.
(2)	Includes balance sheet line items property and equipment, net, goodwill, other intangibles, net and other assets.
(3)	Includes balance sheet line items securities sold under agreements to repurchase and FHLB advances and other borrowings.

Cash and Investments Required to be Segregated Under Federal or Other Regulations

The level of cash and investments required to be segregated under federal or other regulations, or segregated cash, is driven largely by the amount of customer payables we hold as a liability in excess of the amount of margin receivables we hold as an asset. This difference represents excess customer cash that we are required by our regulators to segregate in a cash account for the exclusive benefit of our brokerage customers. Segregated cash declined by $0.9 billion during the year ended December 31, 2010. This decline was driven primarily by an increase in margin receivables of $1.3 billion due to organic growth during the year ended December 31, 2010.

Securities

Trading, available-for-sale and held-to-maturity securities are summarized as follows (dollars in millions):

			Variance
	December 31,		2010 vs. 2009
	2010	2009	Amount	%
Trading securities	$62.2	$38.3	$23.9	62%

Available-for-sale securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$12,898.1	$8,966.9	$3,931.2	44%
Non-agency CMOs	395.4	375.1	20.3	5%

Total residential mortgage-backed securities	13,293.5	9,342.0	3,951.5	42%
Investment securities	1,512.2	3,977.7	(2,465.5)	(62)%

Total available-for-sale securities	$14,805.7	$13,319.7	$1,486.0	11%

Held-to-maturity securities:
Agency mortgage-backed securities and CMOs	$1,928.6	$—	$1,928.6	*
Investment securities	534.1	—	534.1	*

Total held-to-maturity securities	$2,462.7	$—	$2,462.7	*

Total securities	$17,330.6	$13,358.0	$3,972.6	30%

*	Percentage not meaningful.

Securities represented 37% and 28% of total assets at December 31, 2010 and 2009, respectively. The increase in securities classified as available-for-sale was due primarily to the purchase of $3.9 billion in agency mortgage-backed securities and CMOs, partially offset by the sale or call of agency debentures. We also purchased $2.5 billion of agency mortgage-backed securities and CMOs and investment securities during the year ended December 31, 2010 and classified them as held-to-maturity securities to better match the investment of customer sweep deposits.

Loans, Net

Loans, net are summarized as follows (dollars in millions):

			Variance
	December 31,		2010 vs. 2009
	2010	2009	Amount	%
Loans held-for-sale	$5.5	$7.9	$(2.4)	(30)%
One- to four-family	8,170.3	10,567.1	(2,396.8)	(23)%
Home equity	6,410.3	7,769.7	(1,359.4)	(17)%
Consumer and other	1,443.4	1,841.3	(397.9)	(22)%
Unamortized premiums, net	129.1	171.6	(42.5)	(25)%
Allowance for loan losses	(1,031.2)	(1,182.7)	151.5	(13)%

Total loans, net	$15,127.4	$19,174.9	$(4,047.5)	(21)%

Loans, net decreased 21% to $15.1 billion at December 31, 2010 from $19.2 billion at December 31, 2009. This decline was due primarily to our strategy of reducing balance sheet risk by allowing our loan portfolio to pay down, which we plan to do for the foreseeable future. In addition, during the second quarter of 2010, we securitized or sold approximately $232 million of our one- to four-family loans through transactions with Fannie Mae, which resulted in a gain of $6.5 million. For the foreseeable future, we do not plan to securitize or sell any of our remaining one- to four-family loans in our held-for-investment portfolio.

Deposits

Deposits are summarized as follows (dollars in millions):

			Variance
	December 31,		2010 vs. 2009
	2010	2009	Amount	%
Sweep deposits	$16,139.6	$12,551.5	$3,588.1	29%
Complete savings deposits	6,683.6	9,704.0	(3,020.4)	(31)%
Other money market and savings deposits	1,092.9	1,183.4	(90.5)	(8)%
Checking deposits	825.6	813.7	11.9	1%
Certificates of deposit	407.1	1,215.8	(808.7)	(67)%
Brokered certificates of deposit	91.5	129.3	(37.8)	(29)%

Total deposits	$25,240.3	$25,597.7	$(357.4)	(1)%

Deposits represented 60% and 59% of total liabilities at December 31, 2010 and 2009, respectively. At December 31, 2010, 94% of our customer deposits were covered by FDIC insurance. Deposits generally provide us the benefit of lower interest costs compared with wholesale funding alternatives. The decrease in deposits of $0.4 billion during the year ended December 31, 2010 was driven primarily by a decrease of $3.0 billion in complete savings deposits and a decrease of $0.8 billion in certificates of deposit, partially offset by an increase of $3.6 billion in sweep deposits. The decrease in complete savings deposits included the impact of the sale of approximately $1 billion of savings accounts to Discover Financial Services, which occurred in March 2010. The savings accounts sold were predominantly with customers not affiliated with an active brokerage account.

The deposits balance is a component of the total customer cash and deposits balance reported as a customer activity metric of $33.5 billion and $33.8 billion at December 31, 2010 and 2009, respectively. The total customer cash and deposits balance is summarized as follows (dollars in millions):

			Variance
	December 31,		2010 vs. 2009
	2010	2009	Amount	%
Deposits	$25,240.3	$25,597.7	$(357.4)	(1)%
Less: brokered certificates of deposit	(91.5)	(129.3)	37.8	(29)%

Retail deposits	25,148.8	25,468.4	(319.6)	(1)%
Customer payables	5,020.1	5,234.2	(214.1)	(4)%
Customer cash balances held by third parties and other	3,363.8	3,132.8	231.0	7%

Total customer cash and deposits	$33,532.7	$33,835.4	$(302.7)	(1)%

Wholesale Borrowings

Wholesale borrowings, which consist of securities sold under agreements to repurchase and FHLB advances and other borrowings are summarized as follows (dollars in millions):

			Variance
	December 31,		2010 vs. 2009
	2010	2009	Amount	%
Securities sold under agreements to repurchase	$5,888.3	$6,441.9	$(553.6)	(9)%

FHLB advances	$2,284.1	$2,303.6	$(19.5)	(1)%
Subordinated debentures	427.5	427.4	0.1	0%
Other	20.1	15.9	4.2	26%

Total FHLB advances and other borrowings	$2,731.7	$2,746.9	$(15.2)	(1)%

Total wholesale borrowings	$8,620.0	$9,188.8	$(568.8)	(6)%

Wholesale borrowings represented 20% and 21% of total liabilities at December 31, 2010 and 2009, respectively. Securities sold under agreements to repurchase and FHLB advances are the primary wholesale funding sources of the Bank. As a result, we expect these balances to fluctuate over time as our deposits and our interest-earning assets fluctuate.

Corporate Debt

Corporate debt by type is shown as follows (dollars in millions):

December 31, 2010	Face Value	Discount	Fair Value Adjustment	Net
Interest-bearing notes:
Senior notes:
8% Notes, due 2011	$3.6	$—	$—	$3.6
7 3/8% Notes, due 2013	414.7	(2.5)	15.1	427.3
7 7/8% Notes, due 2015	243.2	(1.5)	9.3	251.0

Total senior notes	661.5	(4.0)	24.4	681.9
12 1/2% Springing lien notes, due 2017	930.2	(177.5)	7.3	760.0

Total interest-bearing notes	1,591.7	(181.5)	31.7	1,441.9
Non-interest-bearing debt:
0% Convertible debentures, due 2019	704.0	—	—	704.0

Total corporate debt	$2,295.7	$(181.5)	$31.7	$2,145.9

December 31, 2009	Face Value	Discount	Fair Value Adjustment	Net
Interest-bearing notes:
Senior notes:
8% Notes, due 2011	$3.6	$—	$—	$3.6
7 3/8% Notes, due 2013	414.7	(3.4)	21.5	432.8
7 7/8% Notes, due 2015	243.2	(1.8)	11.2	252.6

Total senior notes	661.5	(5.2)	32.7	689.0
12 1/2% Springing lien notes, due 2017	930.2	(189.8)	8.4	748.8

Total interest-bearing notes	1,591.7	(195.0)	41.1	1,437.8
Non-interest-bearing debt:
0% Convertible debentures, due 2019	1,020.9	—	—	1,020.9

Total corporate debt	$2,612.6	$(195.0)	$41.1	$2,458.7

Shareholders’ Equity

The activity in shareholders’ equity during the year ended December 31, 2010 is summarized as follows (dollars in millions):

	Common Stock / Additional Paid-In Capital	Accumulated Deficit / Other Comprehensive Loss	Total
Beginning balance, December 31, 2009	$6,277.1	$(2,527.5)	$3,749.6
Net loss	—	(28.5)	(28.5)
Conversions of convertible debentures	317.0	—	317.0
Claims settlement under Section 16(b)	35.0	—	35.0
Net change from available-for-sale securities	—	(0.2)	(0.2)
Net change from cash flow hedging instruments	—	(30.0)	(30.0)
Other(1)	13.8	(4.3)	9.5

Ending balance, December 31, 2010	$6,642.9	$(2,590.5)	$4,052.4

(1)	Other includes employee share-based compensation accounting and changes in accumulated other comprehensive loss from foreign currency translation.

Shareholders’ equity increased 8% to $4.1 billion at December 31, 2010 from $3.7 billion at December 31, 2009. This increase was due primarily to the conversions of convertible debentures of $317.0 million for the year ended December 31, 2010.

In the first quarter of 2010, a security holder paid the Company $35 million to settle a claim under Section 16(b) of the Securities Exchange Act of 1934. Section 16(b) requires certain persons and entities whose securities trading activities result in “short swing” profits to repay such profits to the issuer of the security. Section 16(b) liability does not require that the security holder trade while in possession of material non-public information. This payment was recorded as an increase to shareholders’ equity in the first quarter of 2010. In the second quarter of 2010, the stockholders approved a 1-for-10 reverse stock split and a corresponding decrease to the Company’s authorized shares of common stock to a total of 400 million shares. The reverse stock split became effective in early June 2010. All prior periods presented have been adjusted to reflect the reverse stock split.

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

We believe liquidity is of critical importance to the Company and especially important within E*TRADE Bank. The objective of our policies is to ensure that we can meet our corporate and banking liquidity needs under both normal operating conditions and under periods of stress in the financial markets. Our corporate liquidity needs are primarily driven by the amount of principal and interest due on our corporate debt as well as any capital needs at E*TRADE Bank. Our banking liquidity needs are driven primarily by the level and volatility of our customer deposits. Management maintains an extensive set of liquidity sources and monitors certain business trends and market metrics closely in an effort to ensure we have sufficient liquidity and to avoid dependence on other more expensive sources of funding. Management believes the following sources of liquidity are of critical importance in maintaining ample funding for liquidity needs: Corporate cash, Bank cash, deposits and unused FHLB borrowing capacity. Management believes that within deposits, sweep deposits are of particular importance as they are the most stable source of liquidity for E*TRADE Bank when compared to non-sweep deposits. Overall, management believes that these liquidity sources, which we expect to fluctuate in any given period, are more than sufficient to meet our needs for the foreseeable future.

Capital is generated primarily through our business operations and our capital market activities. Our trading and investing segment has been profitable and a generator of capital for the past seven years and we expect that trend to continue. In recent periods, our provision for loan losses, which is reported in the balance sheet management segment, has more than offset the capital generated by both of our segments. While we cannot state this with certainty, we believe that this trend will reverse in the foreseeable future and our business operations will again be a net generator of capital. The primary business operations of both our trading and investing and balance sheet management segments are contained within E*TRADE Bank; therefore, we believe a key indicator of the capital generated or used in our business operations is the level of regulatory capital in E*TRADE Bank. During the year ended December 31, 2010, E*TRADE Bank generated an additional $206 million of risk-based capital in excess of the level our regulators define as well-capitalized. While we do not expect E*TRADE Bank to generate risk-based capital in every quarter, we believe this is a positive indicator that the regulatory capital in E*TRADE Bank is sufficient to meet its operating needs.

During the second quarter of 2009, our primary banking regulator, the OTS, advised us to raise additional equity capital for E*TRADE Bank and to substantially reduce our corporate debt service burden. This was also consistent with management’s belief during the same period. In response, we implemented a plan to strengthen our capital structure by raising cash equity primarily to support E*TRADE Bank and also to enhance our liquidity. As part of this plan, we raised $733 million in net proceeds from three separate common stock offerings, as detailed in the table below (dollars and shares in millions):

	Net Proceeds	Shares
Equity Drawdown Program, May 2009	$63	4.1
Public Equity Offering, June 2009	523	50.0
At the Market Offering, September 2009	147	8.0

Total	$733	62.1

Also as part of our 2009 capital plan, we completed an exchange of $1.7 billion aggregate principal amount of our corporate debt, which included $1.3 billion principal amount of our 12 1/2% Notes and $0.4 billion principal amount of our 8% Notes, for an equal principal amount of newly-issued non-interest-bearing convertible debentures. As a result of the completion of this exchange in 2009, we reduced our annual corporate interest payments by approximately $200 million and eliminated any substantial debt maturities until 2013. As of December 31, 2010, a cumulative total of $1.0 billion of the non-interest-bearing convertible debentures had been converted.

Consolidated Cash and Equivalents

The consolidated cash and equivalents balance decreased by $1.1 billion to $2.4 billion for the year ended December 31, 2010. The majority of this balance is cash held in regulated subsidiaries, primarily the Bank, outlined as follows (dollars in millions):

	December 31,		Variance
	2010	2009	2010 vs. 2009
Corporate cash	$470.5	$393.2	$77.3
Bank cash	1,812.1	2,863.2	(1,051.1)
International brokerage and other cash	91.7	275.8	(184.1)
Less:
Cash reported in other assets(1)	—	(49.0)	49.0

Total consolidated cash	$2,374.3	$3,483.2	$(1,108.9)

(1)

Cash reported in other assets consisted of cash that we invested in The Reserve Primary Fund and was included as a receivable in the other assets line item. In the first quarter of 2010, we received a distribution from The Reserve Primary Fund in an amount that was greater than what we originally estimated we would receive and had established as a receivable.

Corporate cash is the primary source of liquidity at the parent company and is available to invest in our regulated subsidiaries. We define corporate cash as cash held at the parent company as well as cash held in certain subsidiaries that can distribute cash to the parent company without any regulatory approval. We believe corporate cash is a useful measure of the parent company’s liquidity as it is the primary source of capital above and beyond the capital deployed in our regulated subsidiaries.

Cash and Equivalents Held in the Reserve Primary Fund

On January 29, 2010, we received a distribution from The Reserve Primary Fund in the amount of $49.8 million. This distribution resulted in a gain of $0.8 million in the first quarter of 2010 as the pro-rata distribution was greater than what we originally estimated we would receive. This gain was recorded in the gains (losses) on loans and securities, net and gains (losses) on sales of investments, net line items on the consolidated statement of loss. On July 17, 2010, we received another distribution from The Reserve Primary Fund in the amount of $3.1 million, which was recorded as a gain in the third quarter of 2010. Following this distribution, the remaining balance due to us from the fund is $7.3 million. Given the losses incurred by the fund and the fund’s plan for distribution, we are uncertain of the amount of this remaining balance, if any, that we will receive in future distributions. If we do receive any additional distributions, they will be recorded as a gain as we fully reserved the remaining amounts due from the fund in prior periods.

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

We maintain capital in excess of regulatory minimums at our regulated subsidiaries, the most significant of which is E*TRADE Bank. As of December 31, 2010, we held $1.1 billion of risk-based total capital at E*TRADE Bank in excess of the regulatory minimum level required to be considered “well capitalized.” In the current credit environment, we plan to maintain excess risk-based total capital at E*TRADE Bank in order to enhance our ability to absorb credit losses while still maintaining “well capitalized” status. However, events beyond management’s control, such as a continued deterioration in residential real estate and credit markets, could adversely affect future earnings and E*TRADE Bank’s ability to meet its future capital requirements.

The Company’s broker-dealer subsidiaries are subject to capital requirements determined by their respective regulators. At December 31, 2010 and 2009, all of our brokerage subsidiaries met their minimum net capital requirements. Our broker-dealer subsidiaries had excess net capital of $649.2 million(1) at December 31, 2010, an increase of $90.9 million from December 31, 2009. While we cannot assure that we would obtain regulatory approval in the future to withdraw any of this excess net capital, $483.0 million is available for dividend while still maintaining a capital level above regulatory “early warning” guidelines.

Tangible Common Equity

We believe that the tangible common equity to tangible assets ratio is a measure of our capital strength and is additional useful information that supplements the regulatory capital ratios of E*TRADE Bank. The following table shows the calculation of our tangible common equity to tangible assets ratio (dollars in millions):

	December 31,		Variance
	2010	2009	2010 vs. 2009
Total assets	$46,373.0	$47,366.5	(2)%
Less: Goodwill and other intangibles, net	(2,265.4)	(2,308.7)	(2)%
Add: Deferred tax liability related to goodwill	219.0	176.9	24%

Tangible assets(1)	$44,326.6	$45,234.7	(2)%

Shareholders’ equity	$4,052.4	$3,749.6	8%
Less: Goodwill and other intangibles, net	(2,265.4)	(2,308.7)	(2)%
Add: Deferred tax liability related to goodwill	219.0	176.9	24%

Tangible common equity(2)	$2,006.0	$1,617.8	24%

Tangible common equity to tangible assets(3)	4.53%	3.58%	0.95%

(1)	Tangible assets is calculated as total assets less goodwill (net of related deferred tax liability) and other intangible assets and is a non-GAAP measure.
(2)	Tangible common equity is calculated as shareholders’ equity less goodwill (net of related deferred tax liability) and other intangible assets and is a non-GAAP measure.
(3)	Tangible common equity to tangible assets is a non-GAAP measure, the components of which are defined above.

(1)

The excess net capital of the broker-dealer subsidiaries at December 31, 2010 included $425.1 million and $158.6 million of excess net capital at E*TRADE Clearing LLC and E*TRADE Securities LLC, respectively, which are subsidiaries of E*TRADE Bank and are also included in the excess risk-based capital of E*TRADE Bank.

Financial Regulatory Reform Legislation and Basel III Accords

We believe the majority of the changes in the Dodd-Frank Act will have no material impact on our business. We believe, however, that the implementation of holding company capital requirements is relevant to us as the parent company is not currently subject to capital requirements. These requirements are expected to become effective within the next five years. We have begun to track these ratios internally, using the current capital ratios that apply to bank holding companies, as we plan for this future requirement. As of December 31, 2010, the parent company Tier I capital to total adjusted assets ratio was approximately 3.5% compared to the minimum ratio required to be “well capitalized” of 5%, and the Tier I capital to risk-weighted assets ratio was approximately 7% compared to the minimum ratio required to be “well capitalized” of 6%. We fully expect that our holding company capital ratios will exceed the “well capitalized” minimums well in advance of the effective date and we have no plans to raise additional capital as a result of this new law. Our confidence in our ability to meet these requirements is reinforced by: our trajectory toward sustainable profitability; anticipated additional conversions of our convertible debt; and the utilization of our deferred tax asset as we deliver profitable results.

The current risk-based capital guidelines that apply to E*TRADE Bank are based upon the 1988 capital accord of the BCBS, a committee of central banks and bank supervisors, as implemented by the U.S. federal banking agencies including the OTS. On September 12, 2010, the GHOS, the oversight body of the BCBS, announced agreement on the calibration and phase-in arrangements for a strengthened set of capital requirements, known as the Basel III Accords. The final Basel III Accords were released on December 16, 2010 and are subject to individual adoption by member nations, including the U.S., beginning January 1, 2013. The GHOS agreement is intended to strengthen the prudential standards for large and internationally active banks and is not directly applicable to us; however, it may impact how the U.S. regulators implement the Dodd-Frank Act for other banking institutions, including the possibility of higher capital requirements. The full impact of the GHOS agreement on the regulatory requirements to which we will be subject is unclear, and will remain unknown for at least some time until implementing capital regulations are proposed and adopted. We will continue to monitor the ongoing rule-making process to assess both the timing and the impact of the Dodd-Frank Act and Basel III Accords on our business.

Other Sources of Liquidity

We also maintain $375 million in uncommitted financing to meet margin lending needs. At December 31, 2010, there were no outstanding balances and the full $375 million was available.

We rely on borrowed funds, from sources such as securities sold under agreements to repurchase and FHLB advances, to provide liquidity for E*TRADE Bank. Our ability to borrow these funds is dependent upon the continued availability of funding in the wholesale borrowings market. At December 31, 2010, E*TRADE Bank had approximately $3.3 billion in additional collateralized borrowing capacity with the FHLB. We also have the ability to generate liquidity in the form of additional deposits by raising the yield on our customer deposit accounts.

We had the option to make the interest payments on our 12 1/2% Notes in the form of either cash or additional 12 1/2% Notes through May 2010. During the second quarter of 2008, we elected to make our first interest payment of approximately $121 million in cash. During 2008 and 2009, we elected to make our second, third and fourth interest payments of $121 million, $129 million and $55 million, respectively, in the form of additional 12 1/2% Notes. Our fifth interest payment, which was due in the second quarter of 2010, was the last payment for which we had the option to pay in the form of either cash or additional 12 1/2% Notes and we elected to make this interest payment in the form of cash. We made the November 2010 payment in cash and are required to pay all remaining interest payments in cash. Based on the balance of the 12 1/2% Notes as of December 31, 2010, the interest payments are approximately $116 million per annum.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at December 31, 2010 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (dollars in millions):

	Payments Due by Period				Total
	Less Than 1 Year	1-3 Years	3-5 Years	Thereafter
Securities sold under agreements to repurchase(1)	$3,987.3	$1,093.0	$460.7	$530.1	$6,071.1
FHLB advances and other borrowings(1)(2)	604.6	519.2	945.9	1,378.7	3,448.4
Corporate debt(3)	169.8	737.8	512.4	1,857.1	3,277.1
Certificates of deposit and brokered certificates of deposit(1)(4)	337.4	129.2	32.6	32.4	531.6
Uncertain tax positions	9.7	14.0	18.6	248.5	290.8
Operating lease payments(5)	20.7	35.5	31.0	47.8	135.0
Purchase obligations(6)	63.8	22.5	—	—	86.3

Total contractual obligations	$5,193.3	$2,551.2	$2,001.2	$4,094.6	$13,840.3

(1)

Includes annual interest based on the contractual features of each transaction, using market rates at December 31, 2010. Interest rates are assumed to remain at current levels over the life of all adjustable rate instruments.

(2)	For subordinated debentures included in other borrowings, does not assume early redemption under current conversion provisions.
(3)	Includes annual interest payments. Does not assume conversion for the non-interest bearing convertible debentures due 2019.
(4)	Does not include sweep deposits, complete savings deposits, other money market and savings deposits or checking deposits as there are no stated maturity dates and /or scheduled contractual payments.
(5)	Includes facilities restructuring leases and is net of estimated future sublease income.
(6)

Includes material purchase obligations for goods and services covered by non-cancelable contracts and contracts with termination clauses. Includes contracts through the termination date, even if the contract is renewable.

As of December 31, 2010, the Company had $0.6 billion of unused lines of credit available to customers under home equity lines of credit and $0.4 billion of unused credit card and commercial lines. As of December 31, 2010, the Company had no commitments to purchase loans. The Company had a commitment to originate and sell mortgage loans of $43.4 million and $5.5 million, respectively. The Company had a commitment to purchase securities of $108.3 million and no commitments to sell securities. The Company also had $8.7 million in commitments to fund low income housing tax credit partnerships and other limited partnerships as of December 31, 2010. Additional information related to commitments and contingent liabilities is detailed in Note 22—Commitments, Contingencies and Other Regulatory Matters of Item 8. Financial Statements and Supplementary Data.

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

We are also subject to other risks that could impact our business, financial condition, results of operations or cash flows in future periods. See Part I-Item 1A. Risk Factors.

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

•

Credit Risk Committee—The Credit Risk Committee monitors asset quality trends, evaluates market conditions, determines the adequacy of the allowance for loan losses, establishes underwriting standards, approves large credit exposures, approves large portfolio purchases and delegates credit approval authority.

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

Loss Mitigation

We have a credit management team that focuses on the mitigation of potential losses in the loan portfolio. Through a variety of strategies, including voluntary line closures, automatically freezing lines on all delinquent accounts, and freezing lines on loans with materially reduced home equity, we have reduced our exposure to open home equity lines from a high of over $7 billion in 2007 to $0.6 billion as of December 31, 2010.

We also have an active loan modification program that focuses on the mitigation of potential losses in the loan portfolio. We consider modifications in which we made an economic concession to a borrower experiencing financial difficulty a troubled debt restructuring (“TDR”). During the year ended December 31, 2010, we modified $666.4 million of loans in which the modification was considered a TDR. We also processed minor modifications on a number of loans through traditional collections actions taken in the normal course of servicing delinquent accounts. These actions typically result in an insignificant delay in the timing of payments; therefore, the Company does not consider such activities to be economic concessions to the borrowers.

We continue to review our mortgage loan portfolio in order to identify loans to be repurchased by the originator. Our review is primarily focused on identifying loans with violations of transaction representations and warranties or material misrepresentation on the part of the seller. Any loans identified with these deficiencies are submitted to the original seller for repurchase. Approximately $41.7 million and $74.4 million of loans were repurchased by the original sellers for the years ended December 31, 2010 and 2009, respectively. We also agreed to settlements with two particular originators specific to loans sold to us by those originators. One-time payments were made to us to satisfy in full all pending and future repurchase requests with those specific originators. We accepted these offers as we believed the economics of these settlements were to our advantage. The payments were applied to the allowance for loan losses in the periods we expected charge-offs to occur on the loans covered by these settlements. During the year we applied $25 million to the allowance for loan losses, resulting in a corresponding reduction to our net charge-offs as well as our provision for loan losses.

Underwriting Standards—Originated Loans

We provide access to real estate loans for our customers through a third party company. This product is offered as a convenience to our customers and is not one of our primary product offerings. We structured this arrangement to minimize our assumption of any of the typical risks commonly associated with mortgage lending. The third party company providing this product performs all processing and underwriting of these loans. Shortly after closing, the third party company purchases the loans from us and is responsible for the credit risk associated with these loans. We originated $138.0 million in loans during the year ended December 31, 2010, and we had commitments to originate mortgage loans of $43.4 million at December 31, 2010.

Liquidity Risk Management

Liquidity risk is monitored and managed by ALCO. We have in place a comprehensive set of liquidity and funding policies that are intended to maintain our flexibility to address liquidity events specific to us or the market in general. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources for additional information.

Interest Rate Risk Management

Interest rate risks are monitored and managed by ALCO. The analysis of interest sensitivity to changes in market interest rates under various scenarios is reviewed by ALCO. The scenarios assume both parallel and non-parallel shifts in the yield curve. See Item 7A. Quantitative and Qualitative Disclosures about Market Risk for additional information about our interest rate risks.

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

CONCENTRATIONS OF CREDIT RISK

Loans

We track and review factors to predict and monitor credit risk in our loan portfolio, which primarily consists of loans secured by residential real estate. These factors include: loan type, estimated current loan-to-value (“LTV”) ratios, documentation type, borrowers’ credit scores, housing prices, acquisition channel, loan vintage and geographic location of the property. In economic conditions in which housing prices generally appreciate, we believe that loan type, LTV ratios, documentation type and credit scores are the key factors in determining future loan performance. In a housing market with declining home prices and less credit available for refinance, we believe the LTV ratio becomes a more important factor in predicting and monitoring credit risk.

Our home equity loan portfolio is primarily second lien loans(1) on residential real estate properties, which have a higher level of credit risk than first lien mortgage loans. We believe home equity loans with a combined loan-to-value (“CLTV”) of 90% or higher or a Fair Isaac Credit Organization (“FICO”) score below 700 are the loans with the highest levels of credit risk in our portfolios.

(1)	Approximately 14% of the home equity portfolio was in the first lien position as of December 31, 2010.

The breakdowns by current LTV/CLTV, documentation type and FICO score of our two mortgage loan portfolios, one- to four-family and home equity, are as follows (dollars in millions):

	One- to Four-Family		Home Equity
	December 31,		December 31,
Current LTV/CLTV(1)	2010	2009	2010	2009
<=70%	$1,380.3	$2,095.3	$1,084.9	$1,379.6
70% – 80%	852.9	1,148.2	400.0	507.6
80% – 90%	1,168.3	1,464.2	575.9	705.6
90% – 100%	1,161.2	1,500.9	727.0	885.9
>100%	3,607.6	4,358.5	3,622.5	4,291.0

Total mortgage loans receivable	$8,170.3	$10,567.1	$6,410.3	$7,769.7

Average estimated current LTV/CLTV(2)	100.8%	97.3%	107.7%	106.0%

Average LTV/CLTV at loan origination(3)	70.6%	70.1%	79.3%	79.5%

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

(2)	The average estimated current LTV ratio reflects the outstanding balance at the balance sheet date, divided by the estimated current property value.
(3)	Average LTV/CLTV at loan origination calculations are based on LTV/CLTV at time of purchase for one- to four-family purchased loans and undrawn balances for home equity loans.

	One- to Four-Family		Home Equity
	December 31,		December 31,
Documentation Type	2010	2009	2010	2009
Full documentation	$3,556.5	$5,708.6	$3,201.4	$3,735.7
Low/no documentation	4,613.8	4,858.5	3,208.9	4,034.0

Total mortgage loans receivable	$8,170.3	$10,567.1	$6,410.3	$7,769.7

	One- to Four-Family		Home Equity
	December 31,		December 31,
Current FICO(1)	2010	2009	2010	2009
>=720	$4,438.4	$6,313.2	$3,101.8	$4,154.4
719 – 700	709.6	870.1	665.7	782.6
699 – 680	566.3	698.0	550.8	622.9
679 – 660	434.8	492.8	411.7	472.6
659 – 620	634.0	647.9	512.5	584.8
<620	1,387.2	1,545.1	1,167.8	1,152.4

Total mortgage loans receivable	$8,170.3	$10,567.1	$6,410.3	$7,769.7

(1)

FICO scores are updated on a quarterly basis; however, as of December 31, 2010 and December 31, 2009, there were some loans for which the updated FICO scores were not available. The current FICO distribution as of December 31, 2010 included original FICO scores for approximately $218 million and $168 million of one- to four-family and home equity loans, respectively. The current FICO distribution as of December 31, 2009 included original FICO scores for approximately $365 million and $847 million of one- to four-family and home equity loans, respectively.

The credit trends in acquisition channel, vintage and geographic location are summarized below as of December 31, 2010 and 2009 (dollars in millions):

	One- to Four-Family		Home Equity
	December 31,		December 31,
Acquisition Channel	2010	2009	2010	2009
Purchased from a third party	$6,687.7	$8,660.2	$5,607.2	$6,803.9
Originated by the Company	1,482.6	1,906.9	803.1	965.8

Total mortgage loans receivable	$8,170.3	$10,567.1	$6,410.3	$7,769.7

	One- to Four-Family		Home Equity
	December 31,		December 31,
Vintage Year	2010	2009	2010	2009
2003 and prior	$297.6	$438.4	$392.1	$550.1
2004	759.3	1,034.9	585.7	715.4
2005	1,713.4	2,219.1	1,615.8	1,898.5
2006	3,108.3	3,944.2	2,999.1	3,626.4
2007	2,276.6	2,904.2	805.0	963.8
2008	15.1	26.3	12.6	15.5

Total mortgage loans receivable	$8,170.3	$10,567.1	$6,410.3	$7,769.7

	One- to Four-Family		Home Equity
	December 31,		December 31,
Geographic Location	2010	2009	2010	2009
California	$3,773.6	$4,829.6	$2,038.3	$2,472.8
New York	613.0	800.9	459.0	533.8
Florida	563.4	717.8	456.0	561.9
Virginia	338.1	438.6	278.0	327.9
Other states	2,882.2	3,780.2	3,179.0	3,873.3

Total mortgage loans receivable	$8,170.3	$10,567.1	$6,410.3	$7,769.7

Approximately 40% of the Company’s real estate loans were concentrated in California at both December 31, 2010 and 2009. No other state had concentrations of real estate loans that represented 10% or more of the Company’s real estate portfolio.

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

The general allowance for loan losses also included a specific qualitative component to account for a variety of economic and operational factors that are not directly considered in our quantitative loss model but are factors we believe may impact our level of credit losses. Examples of these economic and operational factors are the current level of unemployment and the limited historical charge-off and loss experience on modified loans. As of December, 31, 2010, this qualitative component increased from 5% to 15% of the general allowance for loan losses, resulting in an increase of $58.1 million to $87.2 million, and was applied by loan portfolio segment. The increase in the qualitative component was a result of a higher concentration of modified loans in our portfolio and the uncertainty of how modified loans will perform over the long term.

In determining the general allowance for loan losses, we allocate a portion of the allowance to various loan products based on an analysis of individual loans and pools of loans. However, the entire general allowance is available to absorb credit losses inherent in the total loan portfolio as of the balance sheet date.

Determining the adequacy of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain. Subsequent evaluations of the loan portfolio, in light of the factors then prevailing, may result in significant changes in the allowance for loan losses in future periods. We believe our allowance for loan losses at December 31, 2010 is representative of probable losses inherent in the loan portfolio at the balance sheet date.

The following table presents the total allowance for loan losses by major loan category (dollars in millions):

	One- to Four-Family		Home Equity		Consumer and Other		Total
	Allowance	Allowance as a % of Loans Receivable(1)	Allowance	Allowance as a % of Loans Receivable(1)	Allowance	Allowance as a % of Loans Receivable(1)	Allowance	Allowance as a % of Loans Receivable(1)
December 31, 2010	$389.6	4.75%	$576.1	8.87%	$65.5	4.48%	$1,031.2	6.38%
December 31, 2009	$489.9	4.62%	$620.0	7.87%	$72.8	3.90%	$1,182.7	5.81%

(1)	Allowance as a percentage of loans receivable is calculated based on the gross loans receivable for each respective category.

During the year ended December 31, 2010, the allowance for loan losses decreased by $151.5 million from the level at December 31, 2009. This decrease was driven primarily by lower levels of at-risk (30-179 days delinquent) loans in our one- to four-family and home equity loan portfolios. We believe the delinquencies in both of these portfolios were caused by several factors, including: significant continued home price depreciation; weak demand for homes and high inventories of unsold homes; significant contraction in the availability of credit; and a general decline in economic growth along with higher levels of unemployment. In addition, the combined impact of home price depreciation and the reduction of available credit made it difficult for borrowers to refinance existing loans. The provision for loan losses has declined for two consecutive years and we expect it to continue to decline in 2011 when compared to 2010, although performance is subject to variability in any given quarter.

Troubled Debt Restructurings

Included in our allowance for loan losses was a specific allowance of $357.0 million and $193.6 million that was established for TDRs at December 31, 2010 and 2009, respectively. The specific allowance for these individually impaired loans represents the expected loss over the remaining life of the loan, including the economic concession to the borrower. The following table shows the TDRs and specific valuation allowance by loan portfolio as well as the percentage of total expected losses as of December 31, 2010 and 2009 (dollars in millions):

	Recorded Investment in TDRs	Specific Valuation Allowance	Net Investment in TDRs	Specific Valuation Allowance as a % of TDR Loans	Total Expected Losses
December 31, 2010
One- to four-family	$548.6	$84.5	$464.1	15%	28%
Home equity	488.3	272.5	215.8	56%	59%

Total	$1,036.9	$357.0	$679.9	34%	42%

December 31, 2009
One- to four-family	$207.6	$26.9	$180.7	13%	21%
Home equity	371.3	166.7	204.6	45%	48%

Total	$578.9	$193.6	$385.3	33%	38%

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

The following table shows the TDRs by delinquency category as of December 31, 2010 and 2009 (dollars in millions):

	TDRs Current	TDRs 30-89 Days Delinquent	TDRs 90-179 Days Delinquent	TDRs 180+ Days Delinquent	Total Recorded Investment in TDRs
December 31, 2010
One- to four-family	$420.2	$55.5	$21.6	$51.3	$548.6
Home equity	388.7	56.7	39.8	3.1	488.3

Total	$808.9	$112.2	$61.4	$54.4	$1,036.9

December 31, 2009
One- to four-family	$128.5	$34.6	$26.5	$18.0	$207.6
Home equity	304.1	41.5	25.7	—	371.3

Total	$432.6	$76.1	$52.2	$18.0	$578.9

Net Charge-offs

The following table provides an analysis of the allowance for loan losses and net charge-offs for the past five years (dollars in millions):

	Year Ended December 31,
	2010	2009	2008	2007	2006
Allowance for loan losses, beginning of period	$1,182.7	$1,080.6	$508.2	$67.6	$63.3
Provision for loan losses	779.4	1,498.1	1,583.7	640.1	45.0
Charge-offs:
One- to four-family	(302.6)	(364.3)	(138.0)	(5.7)	(0.6)
Home equity	(600.0)	(966.3)	(820.2)	(168.1)	(15.4)
Consumer and other	(80.3)	(111.6)	(84.8)	(53.9)	(45.9)

Total charge-offs	(982.9)	(1,442.2)	(1,043.0)	(227.7)	(61.9)
Recoveries:
One- to four-family	—	—	0.4	0.5	0.2
Home equity	26.6	15.3	8.2	4.4	0.8
Consumer and other	25.4	30.9	23.1	23.3	20.2

Total recoveries	52.0	46.2	31.7	28.2	21.2

Net charge-offs	(930.9)	(1,396.0)	(1,011.3)	(199.5)	(40.7)

Allowance for loan losses, end of period	$1,031.2	$1,182.7	$1,080.6	$508.2	$67.6

Net charge-offs to average loans receivable outstanding	5.10%	6.04%	3.64%	0.65%	0.18%

The following table allocates the allowance for loan losses by loan category (dollars in millions):

	December 31,
	2010		2009		2008		2007		2006
	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)
One- to four-family	$389.6	51.0%	$489.9	52.4%	$185.2	51.3%	$18.8	51.3%	$7.7	41.7%
Home equity	576.1	40.0	620.0	38.5	833.8	39.6	459.2	39.4	31.7	45.3
Consumer and other	65.5	9.0	72.8	9.1	61.6	9.1	30.2	9.3	28.2	13.0

Total allowance for loan losses	$1,031.2	100.0%	$1,182.7	100.0%	$1,080.6	100.0%	$508.2	100.0%	$67.6	100.0%

(1)	Represent percentage of loans receivable in category to total loans receivable, excluding premium (discount).

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

Net charge-offs for the year ended December 31, 2010 compared to the same period in 2009 decreased by $465.1 million. Net charge-offs declined for the sixth consecutive quarter and are now 49.4% below their peak of $386.4 million in the second quarter of 2009. The overall decrease was due primarily to lower net charge-offs on our home equity loans. We believe net charge-offs will decline in future periods when compared to the level of charge-offs in the year ended December 31, 2010 as a result of our decline in special mention delinquencies, which is discussed below. However, because the timing and magnitude of the improvement is affected by many factors, we anticipate variability in any one quarter while continuing to see a downward trend over the long term. The following graph illustrates the net charge-offs by quarter:

Nonperforming Assets

We classify loans as nonperforming when they are 90 days past due. The following table shows the comparative data for nonperforming loans and assets (dollars in millions):

	Year Ended December 31,
	2010	2009	2008	2007	2006
One- to four-family	$1,011.2	$1,229.7	$593.1	$181.3	$33.6
Home equity	194.7	250.6	341.2	229.5	32.2
Consumer and other	5.5	6.7	7.8	7.6	8.9

Total nonperforming loans	1,211.4	1,487.0	942.1	418.4	74.7
Real estate owned (“REO”) and other repossessed assets, net	133.5	115.7	108.1	45.9	12.9

Total nonperforming assets, net	$1,344.9	$1,602.7	$1,050.2	$464.3	$87.6

Nonperforming loans receivable as a percentage of gross loans receivable	7.50%	7.31%	3.69%	1.37%	0.28%
One- to four-family allowance for loan losses as a percentage of one- to four-family nonperforming loans	38.53%	39.84%	31.22%	10.39%	23.10%
Home equity allowance for loan losses as a percentage of home equity nonperforming loans	295.91%	247.46%	244.34%	200.05%	98.31%
Consumer and other allowance for loan losses as a percentage of consumer and other nonperforming loans	1194.56%	1082.29%	790.72%	396.71%	316.61%
Total allowance for loan losses as a percentage of total nonperforming loans	85.12%	79.54%	114.70%	121.44%	90.52%

During the year ended December 31, 2010, our nonperforming assets, net decreased $257.8 million to $1.3 billion when compared to December 31, 2009. This was attributed primarily to a decrease in nonperforming one- to four-family loans of $218.5 million and home equity loans of $55.9 million, slightly offset by an increase in REO and other repossessed assets, net of $17.8 million for the year ended December 31, 2010 when compared to December 31, 2009.

The following graph illustrates the nonperforming loans by quarter:

The allowance as a percentage of total nonperforming loans receivable, net increased from 79.54% at December 31, 2009 to 85.12% at December 31, 2010. This increase was driven by a decrease in both our one- to four-family and home equity allowance, which was more than offset by a decrease in both our one- to four-family and home equity nonperforming loans. The balance of nonperforming loans includes loans delinquent 90 to 179 days as well as loans delinquent 180 days and greater. We believe the distinction between these two periods is important as loans delinquent 180 days and greater have been written down to their expected recovery value, whereas loans delinquent 90 to 179 days have not (unless they are in process of bankruptcy). We believe loans delinquent 90 to 179 days is an important measure because these loans are expected to drive the vast majority of future charge-offs. Additional charge-offs on loans delinquent 180 days are possible if home prices decline beyond our current expectations, but we do not anticipate these charge-offs to be significant, particularly when compared to the expected charge-offs on loans delinquent 90 to 179 days. We expect the balances of one- to four-family loans delinquent 180 days and greater to remain at historically high levels in the future due to the extensive amount of time it takes to foreclose on a property in the current real estate market.

During the third quarter of 2010, certain financial institutions announced they were suspending their foreclosure programs due to concerns that they may have failed to provide adequate documentation in the foreclosure process. All of our mortgage loans are serviced by third parties, including some of the servicers who announced they were suspending their foreclosure programs. These issues have not had a significant impact on our financial position as we are fully indemnified by our servicers for any errors they may have committed while servicing loans in our portfolio. We may be indirectly affected if these suspensions lead to a delay in our normal foreclosure process and home prices depreciate during the period of delay. However, we do not believe these delays, if they occur, would have a significant impact on our financial position.

The following table shows the comparative data for loans delinquent 90 to 179 days (dollars in millions):

	December 31,
	2010	2009
One- to four-family	$226.1	$386.8
Home equity	143.0	194.6
Consumer and other loans	4.8	6.1

Total loans delinquent 90-179 days	$373.9	$587.5

Loans delinquent 90-179 days as a percentage of gross loans receivable	2.31%	2.89%

The following graph shows the loans delinquent 90 to 179 days for each of our major loan categories:

In addition to nonperforming assets, we monitor loans in which a borrower’s past credit history casts doubt on their ability to repay a loan (“special mention” loans). We classify loans as special mention when they are between 30 and 89 days past due. The following table shows the comparative data for special mention loans (dollars in millions):

	December 31,
	2010	2009
One- to four-family	$388.6	$527.9
Home equity	175.6	246.2
Consumer and other loans	25.2	30.4

Total special mention loans	$589.4	$804.5

Special mention loans receivable as a percentage of gross loans receivable	3.65%	3.95%

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

During the year ended December 31, 2010, special mention loans decreased by $215.1 million to $589.4 million and are down 43% from their peak of $1.0 billion in the fourth quarter of 2008. This decrease was largely due to a decrease in both one- to four-family and home equity special mention loans. The decrease in special mention loans includes the impact of our loan modification programs in which borrowers who were 30 to 89 days past due were made current(1). While our level of special mention loans can fluctuate significantly in any given period, we believe the continued decrease we observed in recent quarters is an encouraging sign regarding the future credit performance of this portfolio.

The following graph illustrates the special mention loans by quarter:

Securities

We focus primarily on security type and credit rating to monitor credit risk in our securities portfolios. We believe our highest concentration of credit risk within this portfolio is the non-agency CMO portfolio. The table below details the amortized cost by average credit ratings and type of asset as of December 31, 2010 and 2009 (dollars in millions):

December 31, 2010	AAA	AA	A	BBB	Below Investment Grade and Non-Rated	Total
Agency mortgage-backed securities and CMOs	$14,946.9	$—	$—	$—	$—	$14,946.9
Agency debentures	1,543.7	—	—	—	—	1,543.7
Other agency debt securities	502.5	—	—	—	—	502.5
Non-agency CMOs	37.4	49.3	115.7	9.0	278.9	490.3
Municipal bonds, corporate bonds and FHLB stock	194.8	—	17.4	19.9	—	232.1

Total	$17,225.3	$49.3	$133.1	$28.9	$278.9	$17,715.5

(1)	Loans modified as TDRs are accounted for as nonaccrual loans at the time of modification and return to accrual status after six consecutive payments are made in accordance with the modified terms.

December 31, 2009	AAA	AA	A	BBB	Below Investment Grade and Non-Rated	Total
Agency mortgage-backed securities and CMOs	$8,946.0	$—	$—	$—	$—	$8,946.0
Agency debentures	3,928.9	—	—	—	—	3,928.9
Non-agency CMOs	43.6	60.2	129.6	17.2	339.6	590.2
Municipal bonds, corporate bonds and FHLB stock	214.4	9.5	7.9	—	19.9	251.7

Total	$13,132.9	$69.7	$137.5	$17.2	$359.5	$13,716.8

While the vast majority of this portfolio is AAA-rated, we concluded during the year ended December 31, 2010 that approximately $387.3 million of the non-agency CMOs in this portfolio were other-than-temporarily impaired. As a result of the deterioration in the expected credit performance of the underlying loans in the securities, they were written down by recording $37.7 million of net impairment during the year ended December 31, 2010. Further declines in the performance of our non-agency CMO portfolio could result in additional impairments in future periods.

SUMMARY OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in conformity with GAAP. Note 1–Organization, Basis of Presentation and Summary of Significant Accounting Policies of Item 8. Financial Statements and Supplementary Data contains a summary of our significant accounting policies, many of which require the use of estimates and assumptions. We believe that of our significant accounting policies, the following are noteworthy because they are based on estimates and assumptions that require complex and subjective judgments by management. Changes in these estimates or assumptions could materially impact our financial condition and results of operations.

Allowance for Loan Losses

Description

The allowance for loan losses is management’s estimate of credit losses inherent in our loan portfolio as of the balance sheet date. In determining the adequacy of the allowance, we perform periodic evaluations of the loan portfolio and loss forecasting assumptions. As of December 31, 2010, our allowance for loan losses was $1.0 billion on $16.0 billion of total loans receivable designated as held-for-investment.

Judgments

The estimate of the allowance for loan losses is based on a variety of quantitative and qualitative factors, including the composition and quality of the portfolio; delinquency levels and trends; current and historical charge-off and loss experience; current industry charge-off and loss experience; our historical loss mitigation experience; the condition of the real estate market and geographic concentrations within the loan portfolio; the interest rate climate; the overall availability of housing credit; and general economic conditions. The allowance for loan losses is typically equal to management’s estimate of loan charge-offs in the twelve months following the balance sheet date as well as the estimated charge-offs, including economic concessions to borrowers, over the estimated remaining life of loans modified in TDRs. The general allowance for loan losses also includes a specific qualitative component to account for a variety of economic and operational factors, including the uncertainty of how modified loans will perform over the long term, which we believe may impact our level of credit losses. Determining the adequacy of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain. Subsequent evaluations of the loan portfolio, in light of the factors then prevailing, may result in significant changes in the allowance for loan losses in future periods. We evaluate the adequacy of the allowance for loan losses by loan portfolio segment: one- to four-family, home equity and consumer and other loan portfolios.

For loans that are not TDRs, we established a general allowance that is assessed in accordance with the loss contingencies accounting guidance. Our one- to four-family and home equity loan portfolios are separated into risk segments based on key risk factors, which include but are not limited to loan type, loan acquisition channel, documentation type, LTV/CLTV ratio and borrowers’ credit scores. Based upon the segmentation, probable losses are determined with expected loss rates in each segment. The additional protection provided by mortgage insurance has been factored into the expected loss on defaulted mortgage loans. The expected recovery from the liquidation of foreclosed real estate and expected recoveries from loan sellers related to contractual guarantees are also factored into the expected loss on defaulted mortgage loans. Our one- to four-family and home equity loan portfolios represented 51% and 40%, respectively, of total loans receivable as of December 31, 2010. For the consumer and other loan portfolio, management establishes loss estimates for each consumer portfolio based on credit characteristics and observation of the existing markets. The expected recoveries from the sale of repossessed collateral are factored into the expected loss on defaulted consumer loans based on current liquidation experience. Our consumer and other loan portfolio represented 9% of total loans receivable as of December 31, 2010.

The general allowance for loan losses also included a specific qualitative component to account for a variety of economic and operational factors that are not directly considered in our quantitative loss model but are factors we believe may impact our level of credit losses. Examples of these economic and operational factors are current level of unemployment and the limited historical charge-off and loss experience on modified loans. As of December 31, 2010, this qualitative component increased from 5% to 15% of the general allowance for loan losses, resulting in an increase of $58.1 million to $87.2 million, and was applied by loan portfolio segment. The increase in the qualitative component was a result of a higher concentration of modified loans in our portfolio and the uncertainty of how modified loans will perform over the long term.

In addition to the general allowance, we also established a specific allowance for loans modified as TDRs. Impairment of the loans is measured using a discounted cash flow analysis. A specific allowance is established to the extent that the recorded investment exceeds the discounted cash flows of a TDR with a corresponding charge to the provision for loan losses. The specific allowance for these individually impaired loans represents the expected loss over the remaining life of the loan, including the economic concession to the borrower.

Effects if Actual Results Differ

The crisis in the residential real estate and credit markets has substantially increased the complexity and uncertainty involved in estimating the losses inherent in our loan portfolio. In the current market it is difficult to estimate how potential changes in the quantitative and qualitative factors might impact the allowance for loan losses. If our underlying assumptions and judgments prove to be inaccurate, the allowance for loan losses could be insufficient to cover actual losses. We may be required under such circumstances to further increase our provision for loan losses, which could have an adverse effect on our regulatory capital position and our results of operations in future periods.

Fair Value Measurements

Description

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As of December 31, 2010, 33% and less than 1% of our total assets and total liabilities, respectively, represented instruments measured at fair value on a recurring basis. The fair value measurement accounting guidance describes the following three levels used to classify fair value measurements:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.

•	Level 2—Quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

•	Level 3—Unobservable inputs that are significant to the fair value of the assets or liabilities.

In determining fair value, we may use various valuation approaches, including market, income and/or cost approaches. The fair value hierarchy requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Fair value is a market-based measure considered from the perspective of a market participant. Accordingly, even when market assumptions are not readily available, our own assumptions reflect those that market participants would use in pricing the asset or liability at the measurement date. The availability of observable inputs can vary and in certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to a fair value measurement requires judgment and consideration of factors specific to the asset or liability.

Judgments

Of assets measured at fair value on a recurring basis, 88% were available-for-sale residential mortgage-backed securities as of December 31, 2010. Our available-for-sale residential mortgage-backed securities portfolio was composed of: 1) agency mortgage-backed securities and CMOs; and 2) non-agency CMOs. The fair value of agency mortgage-backed securities and CMOs was determined using quoted market prices, recent market transactions, spread data and our own trading activities for identical or similar instruments and were generally categorized in Level 2 of the fair value hierarchy. Non-agency CMOs were valued using market observable data, including recent market transactions when available. We also utilized a pricing service to corroborate the market observability of our inputs used in the fair value measurements of non-agency CMOs. The valuations of non-agency CMOs reflect our best estimate of what market participants would consider in pricing the financial instruments. We consider the price transparency for these financial instruments to be a key determinant of the degree of judgment involved in determining the fair value. The majority of our non-agency CMOs were categorized in Level 2 of the fair value hierarchy as of December 31, 2010.

Effects if Actual Results Differ

The use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value. As of December 31, 2010, less than 1% of our total assets and none of our total liabilities represented instruments measured at fair value on a recurring basis categorized as Level 3. Level 3 assets represented 1% of total assets measured at fair value on a recurring basis as of December 31, 2010 and were composed primarily of non-agency CMOs. While our recurring fair value estimates of Level 3 instruments utilized observable inputs where available, the valuations included significant management judgment in determining the relevance and reliability of market information considered.

Classification and Valuation of Certain Investments

Description

The classification of an investment determines its accounting treatment. We classify our investments in securities as trading, available-for-sale or held-to-maturity. Trading securities are carried at fair value and both unrealized and realized gains and losses are recognized in the consolidated statement of loss. Securities classified as available-for-sale are carried at fair value with unrealized gains and losses included in accumulated other comprehensive loss, net of tax. Held-to-maturity securities are carried at amortized cost based on the Company’s positive intent and ability to hold these securities to maturity. Declines in fair value for available-for-sale and held-to-maturity debt securities that we believe to be other-than-temporary are included in the consolidated statement of loss in the net impairment line item. As of December 31, 2010, our available-for-sale and held-to-maturity securities portfolios consisted of debt securities, the majority of which were residential mortgage-backed securities.

Available-for-sale and held-to-maturity securities that have unrealized or unrecognized losses (impaired securities) are evaluated for OTTI at each balance sheet date. We consider OTTI for an available-for-sale or held-to-maturity debt security to have occurred if one of the following conditions are met: we intend to sell the impaired debt security; it is more likely than not that we will be required to sell the impaired debt security before recovery of the security’s amortized cost basis; or we do not expect to recover the entire amortized cost basis of the security. If we intend to sell an impaired debt security or if it is more likely than not that we will be required to sell the impaired debt security before recovery of the security’s amortized cost basis, we will recognize OTTI in earnings equal to the entire difference between the security’s amortized cost basis and the security’s fair value. For impaired debt securities that we do not to intend to sell and it is not more likely than not that we will be required to sell before recovery of the security’s amortized cost basis, if we do not expect to recover the entire amortized cost basis of the securities, we will separate OTTI into two components: 1) the amount related to credit loss, recognized in earnings; and 2) the noncredit portion of OTTI, recognized through other comprehensive income (loss). For the year ended December 31, 2010, we recognized $37.7 million of net impairment on certain securities in our non-agency CMO portfolio.

Judgments

Our evaluation of whether we intend to sell an impaired debt security considers whether management has decided to sell the security as of the balance sheet date. Our evaluation of whether it is more likely than not that we will be required to sell an impaired debt security before recovery of the security’s amortized cost basis considers the likelihood of sales that involve legal, regulatory or operational requirements. For impaired debt securities that we do not to intend to sell and it is not more likely than not that we will be required to sell before recovery of the security’s amortized cost basis, we use both qualitative and quantitative valuation measures to evaluate whether we expect to recover the entire amortized cost basis of the security. We consider all available information relevant to the collectibility of the security, including credit enhancements, security structure, vintage, credit ratings and other relevant collateral characteristics.

Effects if Actual Results Differ

Determining if a security has OTTI is complex and requires judgment by management about circumstances that are inherently uncertain. Subsequent evaluations of these securities, in light of factors then prevailing, may result in additional OTTI in future periods. If all available-for-sale and held-to-maturity securities with fair values lower than amortized cost as of December 31, 2010 were other-than-temporarily impaired and the gross OTTI was recorded through earnings, we would record a pre-tax loss of $407.9 million.

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

Each derivative instrument is recorded on the consolidated balance sheet at fair value as a freestanding asset or liability. Fair value hedges are accounted for by recording the fair value of the derivative instrument and the fair value of the asset or liability being hedged on the consolidated balance sheet. To the extent that the hedge is ineffective, the changes in the fair values will not offset and the difference, or hedge ineffectiveness, is reflected in the gains (losses) on loans and securities, net line item in the consolidated statement of loss. Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the consolidated balance sheet. The effective portion of the changes in fair value of the derivative instrument in a cash flow hedge is reported as a component of accumulated other comprehensive loss, net of tax in the consolidated balance sheet, for both active and terminated hedges. Amounts are then included in net operating interest income as a yield adjustment in the same period the hedged forecasted transaction affects earnings. The ineffective portion of the changes in fair value of the derivative instrument in a cash flow hedge is reported in the gains (losses) on loans and securities, net line item in the consolidated statement of loss.

Cash flow hedge relationships are treated as effective hedges as long as the future issuances of liabilities remain probable and the hedges continue to meet the requirements of derivatives and hedging accounting guidance. If it becomes probable that a hedged forecasted transaction will not occur, amounts included in accumulated other comprehensive loss related to the specific hedging instruments would be immediately reclassified into the gains (losses) on loans and securities, net line item in the consolidated statement of loss. As of December 31, 2010, we had an unrealized pre-tax loss reported in accumulated other comprehensive loss of $494.1 million related to cash flow hedges.

Judgments

The future issuances of liabilities in cash flow hedge relationships, including repurchase agreements, are largely dependent on the market demand and liquidity in the wholesale borrowings market. As of December 31, 2010, we believe the forecasted issuance of all liabilities in cash flow hedge relationships is probable. However, unexpected changes in market conditions in future periods could impact our ability to issue these liabilities. We believe the forecasted issuance of liabilities in the form of repurchase agreements is most susceptible to an unexpected change in market conditions.

Effects if Actual Results Differ

If our hedging strategies were to no longer meet the effectiveness criterion or our assumptions about the nature and timing of forecasted transactions were to be inaccurate, we could no longer apply hedge accounting and our reported results would be significantly affected. For example, if we determined that the forecasted issuance of repurchase agreements associated with our cash flow hedges was no longer probable, the $424.5 million pre-tax loss in accumulated other comprehensive loss related to cash flow hedges on repurchase agreements would be reclassified into the gains (losses) on loans and securities, net line item in the consolidated statement of loss in the period in which this determination was made. This loss would have a material adverse effect on our regulatory capital position and our results of operations.

Estimates of Effective Tax Rates, Deferred Taxes and Valuation Allowances

Description

In preparing our consolidated financial statements, we calculate our income tax expense (benefit) based on our interpretation of the tax laws in the various jurisdictions where we conduct business. This requires us to estimate our current tax obligations and the realizability of uncertain tax positions and to assess temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. These differences result in deferred tax assets and liabilities, the net amount of which we show as other assets or other liabilities on our consolidated balance sheet. We must also assess the likelihood that each of our deferred tax assets will be realized. To the extent we believe that realization is not more likely than not, we establish a valuation allowance. When we establish a valuation allowance or increase this allowance in a reporting period, we generally record a corresponding tax expense in our consolidated statement of loss. Conversely, to the extent circumstances indicate that a valuation allowance is no longer necessary, that portion of the valuation allowance is reversed, which generally reduces our overall income tax expense. At December 31, 2010 we had net deferred tax assets of $1.5 billion, net of a valuation allowance (on state and foreign country deferred tax assets) of $76.0 million.

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

The most significant tax related judgment made by management was the determination of whether to provide for a valuation allowance against our net deferred tax assets. During the year ended December 31, 2010 we did not provide for a valuation allowance against our federal deferred tax assets. We are required to establish a valuation allowance for deferred tax assets and record a charge to income if we determine, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized.

We did not establish a valuation allowance against our federal deferred tax assets as of December 31, 2010 as we believe that it is more likely than not that all of these assets will be realized. Our evaluation focused on identifying significant, objective evidence that we will be able to realize our deferred tax assets in the future. We reviewed the estimated future taxable income for our trading and investing and balance sheet management segments separately and determined that our net operating losses since 2007 are due solely to the credit losses in our balance sheet management segment. We believe these losses were caused by the crisis in the residential real estate and credit markets which significantly impacted our asset-backed securities and our home equity loan portfolios in 2007 and continued to generate credit losses in 2008, 2009 and 2010. We estimate that these credit losses will continue in future periods; however, we ceased purchasing asset-backed securities and home equity loans which we believe are the root cause of the majority of these losses. Therefore, while we do expect credit losses to continue in future periods, we do expect these amounts to decline when compared to our credit losses in the three-year period ending in 2010. Our trading and investing segment generated substantial taxable income for each of the last seven years and we estimate that it will continue to generate taxable income in future periods at a level sufficient enough to generate taxable income for the Company as a whole. We consider this to be significant, objective evidence that we will be able to realize our deferred tax assets in the future.

A key component of our evaluation of the need for a valuation allowance was our level of corporate interest expense, which represents our most significant non-operating related expense. Our estimates of future taxable income included this expense, which reduces the amount of segment income available to utilize our federal deferred tax assets. Therefore, a decrease in this expense in future periods would increase the level of estimated taxable income available to utilize our federal deferred tax assets. As a result of the Debt Exchange in 2009, we reduced our annual cash interest payments by approximately $200 million. We believe this decline in cash interest payments significantly improves our ability to utilize our federal deferred tax assets in future periods when compared to evaluations in prior periods which did not include this decline in corporate interest payments.

Our analysis of the need for a valuation allowance recognizes that we are in a cumulative book taxable loss position as of the three-year period ended December 31, 2010, which is considered significant, objective evidence that we may not be able to realize some portion of our deferred tax assets in the future. However, in 2010, we generated taxable income consistent with our forecast that resulted in the utilization of significant net operating loss carryforwards. Accordingly, we believe we are able to continue relying on our forecasts of future taxable income and overcome the uncertainty created by the cumulative loss position.

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

Valuation of Goodwill and Other Intangibles

Description

We review goodwill and purchased intangible assets for impairment on at least an annual basis or when events or changes indicate the carrying value may not be recoverable. Our goodwill at December 31, 2010 was $1.9 billion and our other intangible assets net of amortization at December 31, 2010 were $0.3 billion. Other intangible assets have remaining useful lives between less than one year and 21 years.

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

Reporting Unit	December 31, 2010
U.S. Brokerage	$1,757.0
Capital Markets	142.4
Retail Bank	40.6

Total goodwill	$1,940.0

In connection with our annual impairment test of goodwill, we concluded that the goodwill was not impaired as the fair value of the reporting units is in excess of the book value of those reporting units as of December 31, 2010. The fair value of the reporting units exceeded the book value of those reporting units by substantial amounts (fair value as a percent of book value ranged from approximately 160% to 1200%) and therefore did not indicate a significant risk of goodwill impairment based on current projections and valuations. We also evaluate the remaining useful lives on intangible assets each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization.

Effects if Actual Results Differ

If our estimates of fair value for our reporting units change due to changes in our businesses or other factors, we may determine that an impairment charge is necessary. Estimates of fair value are determined based on a complex model using cash flows and company comparisons. If management’s estimates of future cash flows are inaccurate, the fair value determined could be inaccurate and impairment would not be recognized in a timely manner. Intangible assets are amortized over their estimated useful lives. If changes in the estimated underlying revenues occur, impairment or a change in the remaining life may need to be recognized.

Valuation and Expensing of Share-Based Payments

Description

We value employee share-based payments, which include stock options, restricted stock awards and restricted stock units, at the grant date and expense the associated compensation cost over the vesting period less estimated forfeitures. The fair value of restricted stock awards and restricted stock units is calculated using the market price upon issuance. The fair value of each stock option is estimated on the date of grant using an option pricing model using assumptions that match the characteristics of the granted options. We then assume a forfeiture rate that is used to calculate each period’s compensation expense attributed to these options.

Judgments

We estimate the value of employee stock options using the Black-Scholes-Merton option pricing model. Assumptions necessary for the calculation of fair value include expected term and expected volatility. These assumptions are management’s best estimate of the characteristics of the options. Additionally, forfeiture rates are estimated based on historical vesting experience.

Effects if Actual Results Differ

If our estimates of employees’ forfeiture rates are not correct at the end of the term of the option, we will record either additional expense or a reduction of expense in the period it completely vests. This adjustment may be material to the period in which it is recorded. In addition, option fair value is based on estimates of volatility determined by us. Many methods are available to determine volatility, so the determination is subjective. Applying a different method to determine volatility could impact earnings. A 10% change in volatility would increase or decrease stock option fair value by approximately 8%. A change in fair value would affect all amortization periods.

STATISTICAL DISCLOSURE BY BANK HOLDING COMPANIES

The following table outlines the information required by the SEC’s Industry Guide 3, “Statistical Disclosure by Bank Holding Companies.” These disclosures are at the enterprise level.

Required Disclosure	Page
Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Operating Interest Differential
Average Balance Sheet and Analysis of Net Interest Income	33
Net Operating Interest Income—Volumes and Rates Analysis	80
Investment Portfolio
Investment Portfolio—Book Value and Fair Value	83
Investment Portfolio Maturity	84
Loan Portfolio
Loans by Type	81
Loan Maturities	81
Loan Sensitivities	82
Risk Elements
Nonaccrual, Past Due and Restructured Loans	65
Past Due Interest	131
Policy for Nonaccrual	104
Potential Problem Loans	69
Summary of Loan Loss Experience
Analysis of Allowance for Loan Losses	66
Allocation of the Allowance for Loan Losses	66
Deposits
Average Balance and Average Rates Paid	33
Time Deposit Maturities	141
Time Deposits in Excess of the FDIC Deposit Insurance Coverage Limits	142
Return of Equity and Assets	34
Short-Term Borrowings	85

Interest Rates and Operating Interest Differential

Increases and decreases in operating interest income and operating interest expense result from changes in average balances (volume) of enterprise interest-earning assets and enterprise interest-bearing liabilities, as well as changes in average interest rates (rate). The following table shows the effect that these factors had on the interest earned on our enterprise interest-earning assets and the interest incurred on our enterprise interest-bearing liabilities. The effect of changes in volume is determined by multiplying the change in volume by the previous year’s average yield/cost. Similarly, the effect of rate changes is calculated by multiplying the change in average yield/cost by the previous year’s volume. Changes applicable to both volume and rate have been allocated proportionately (dollars in millions):

	2010 Compared to 2009 Increase (Decrease) Due To			2009 Compared to 2008 Increase (Decrease) Due To
	Volume	Rate	Total	Volume	Rate	Total
Enterprise interest-earning assets:
Loans(1)	$(231.7)	$(27.4)	$(259.1)	$(245.7)	$(204.0)	$(449.7)
Margin receivables	63.2	(1.4)	61.8	(122.8)	(16.9)	(139.7)
Available-for-sale mortgage-backed securities	(18.8)	(112.5)	(131.3)	40.1	(39.1)	1.0
Available-for-sale investment securities	53.2	(7.5)	45.7	34.6	(7.8)	26.8
Held-to-maturity securities	35.9	—	35.9	—	—	—
Cash and equivalents	(5.1)	(4.3)	(9.4)	27.5	(68.0)	(40.5)
Segregated cash and investments	(2.1)	(0.2)	(2.3)	6.9	(8.0)	(1.1)
Securities borrowed and other	(2.0)	(19.0)	(21.0)	(30.6)	3.7	(26.9)

Total enterprise interest-earning assets(2)	(107.4)	(172.3)	(279.7)	(290.0)	(340.1)	(630.1)

Enterprise interest-bearing liabilities:
Retail deposits	(14.9)	(130.0)	(144.9)	13.9	(379.1)	(365.2)
Brokered certificates of deposit	(4.0)	(0.1)	(4.1)	(40.4)	1.5	(38.9)
Customer payables	0.1	(1.9)	(1.8)	2.3	(23.2)	(20.9)
Securities sold under agreements to repurchase	(15.9)	(54.6)	(70.5)	(21.0)	(70.5)	(91.5)
Federal Home Loan Bank (“FHLB”) advances and other borrowings	(27.7)	(1.8)	(29.5)	(77.1)	(19.7)	(96.8)
Securities loaned and other	0.4	(1.2)	(0.8)	(6.8)	(9.4)	(16.2)

Total enterprise interest-bearing liabilities	(62.0)	(189.6)	(251.6)	(129.1)	(500.4)	(629.5)

Change in enterprise net interest income	$(45.4)	$17.3	$(28.1)	$(160.9)	$160.3	$(0.6)

(1)	Nonaccrual loans are included in the respective average loan balances. Income on such nonaccrual loans is recognized on a cash basis.
(2)	Amount includes a taxable equivalent increase in operating interest income of $1.2 million, $2.1 million and $9.1 million for years ended December 31, 2010, 2009 and 2008, respectively.

Lending Activities

The following table presents the balance and associated percentage of each major loan category in our portfolio (dollars in millions):

	December 31,
	2010		2009		2008		2007		2006
	Balance	%	Balance	%	Balance	%	Balance	%	Balance	%
One- to four-family	$8,170.3	51.0%	$10,567.1	52.4%	$12,979.8	51.3%	$15,607.4	51.5%	$11,150.0	42.4%
Home equity	6,410.3	40.0	7,769.7	38.5	10,017.2	39.6	11,901.3	39.2	11,809.1	44.8
Consumer and other:	1,443.4	9.0	1,841.3	9.1	2,298.6	9.1	2,823.3	9.3	3,372.9	12.8

Total loans	16,024.0	100.0%	20,178.1	100.0%	25,295.6	100.0%	30,332.0	100.0%	26,332.0	100.0%

Adjustments:
Premiums (discounts) and deferred fees on loans	129.1		171.6		236.8		315.5		391.8
Allowance for loan losses	(1,031.2)		(1,182.7)		(1,080.6)		(508.1)		(67.6)

Total adjustments	(902.1)		(1,011.1)		(843.8)		(192.6)		324.2

Loans, net(1)(2)	$15,121.9		$19,167.0		$24,451.8		$30,139.4		$26,656.2

(1)

Excludes loans-held-for sale of $5.5 million and $7.9 million at December 31, 2010 and 2009, respectively. The third party company providing this product performs all processing and underwriting of these loans and is responsible for the credit risk associated with these loans, which minimizes our assumption of any of the typical risks commonly associated with mortgage lending. There is a short period of time after closing of the loans in which we record the originated loan as held-for-sale prior to the third party company purchasing the loan.

(2)

Includes loans held-for-sale, principally one- to four-family real estate loans of $0.1 billion and $0.3 billion at December 31, 2007 and 2006, respectively. There were no loans held-for-sale at December 31, 2008. Loans held-for-sale are accounted for at lower of cost or fair value with adjustments recorded in the gains (losses) on loans and securities, net line item and are not considered in the allowance for loan losses.

The following table shows the contractual maturities of our loan portfolio at December 31, 2010, including scheduled principal repayments. This table does not, however, include any estimate of prepayments. These prepayments could significantly shorten the average loan lives and cause the actual timing of the loan repayments to differ from those shown in the following table (dollars in millions):

	Due in(1)			Total
	< 1 Year	1-5 Years	>5 Years
One- to four-family	$149.0	$686.0	$7,335.3	$8,170.3
Home equity	246.4	1,114.3	5,049.6	6,410.3
Consumer and other	183.7	457.5	802.2	1,443.4

Total loans(2)	$579.1	$2,257.8	$13,187.1	$16,024.0

(1)	Estimated scheduled principal repayments are calculated using weighted-average interest rate and weighted-average remaining maturity of each loan portfolio.
(2)

Excludes loans-held-for sale of $5.5 million at December 31, 2010. The third party company providing this product performs all processing and underwriting of these loans and is responsible for the credit risk associated with these loans, which minimizes our assumption of any of the typical risks commonly associated with mortgage lending. There is a short period of time after closing of the loans in which we record the originated loan as held-for-sale prior to the third party company purchasing the loan.

The following table shows the distribution of those loans that mature in more than one year between fixed and adjustable interest rate loans at December 31, 2010 (dollars in millions):

	Interest Rate Type
	Fixed	Adjustable	Total
One- to four-family	$1,882.4	$6,138.9	$8,021.3
Home equity	1,456.9	4,707.0	6,163.9
Consumer and other	1,216.4	43.3	1,259.7

Total loans(1)	$4,555.7	$10,889.2	$15,444.9

(1)

Excludes loans-held-for sale of $5.5 million at December 31, 2010. The third party company providing this product performs all processing and underwriting of these loans and is responsible for the credit risk associated with these loans, which minimizes our assumption of any of the typical risks commonly associated with mortgage lending. There is a short period of time after closing of the loans in which we record the originated loan as held-for-sale prior to the third party company purchasing the loan.

Securities

Our portfolio of mortgage-backed and investment securities is classified into three categories: trading, available-for-sale or held-to-maturity. None of our mortgage-backed or investment securities was classified as held-to-maturity during 2009 and 2008.

Our mortgage-backed securities portfolio is composed of:

•	Fannie Mae participation certificates, guaranteed by Fannie Mae;

•	Freddie Mac participation certificates, guaranteed by Freddie Mac;

•	Government National Mortgage Association participation certificates, guaranteed by the full faith and credit of the U.S.; and

•	Collateralized mortgage obligations.

The majority of our investment securities portfolio is composed of agency debentures which are unsecured senior debt primarily offered by Fannie Mae, Freddie Mac and FHLB.

Trading securities are carried at fair value with any realized or unrealized gains and losses reflected in our consolidated statement of loss as gains (losses) on loans and securities, net. Available-for-sale securities are carried at fair value with the unrealized gains and losses reflected as a component of accumulated other comprehensive loss. Held-to-maturity securities are carried at amortized cost based on the Company’s positive intent and ability to hold these securities to maturity.

The following table shows the cost basis and fair value of our mortgage-backed and investment securities portfolio that the Company held and classified as available-for-sale and held-to-maturity (dollars in millions):

	December 31,
	2010		2009		2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$13,017.8	$12,898.1	$8,945.4	$8,966.9	$10,115.8	$10,110.8
Non-agency CMOs	490.3	395.4	590.2	375.1	920.5	602.4

Total residential mortgage-backed securities	13,508.1	13,293.5	9,535.6	9,342.0	11,036.3	10,713.2

Investment securities:
Debt securities:
Agency debentures	1,324.5	1,269.6	3,928.9	3,920.0	—	—
Other agency debt securities	187.6	187.5	—	—	—	—
Municipal bonds	42.4	37.3	42.5	39.0	100.7	79.6
Corporate bonds	25.3	17.8	25.4	17.8	25.5	12.8

Total debt securities	1,579.8	1,512.2	3,996.8	3,976.8	126.2	92.4
Publicly traded equity securities:
Corporate investments	—	—	0.2	0.9	0.5	0.5

Total investment securities	1,579.8	1,512.2	3,997.0	3,977.7	126.7	92.9

Total available-for-sale securities	$15,087.9	$14,805.7	$13,532.6	$13,319.7	$11,163.0	$10,806.1

Held-to-maturity securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$1,928.6	$1,897.0	$—	$—	$—	$—
Investment securities:
Debt securities:
Agency debentures	219.2	216.2	—	—	—	—
Other agency debt securities	314.9	309.1	—	—	—	—

Total investment securities	534.1	525.3	—	—	—	—

Total held-to-maturity securities	$2,462.7	$2,422.3	$—	$—	$—	$—

The following table shows the scheduled maturities, carrying values and current yields for the Company’s available-for-sale and held-to-maturity investment portfolio at December 31, 2010 (dollars in millions):

	Within One Year		One to Five Years		Five to Ten Years		After Ten Years		Total
	Balance Due	Weighted Average Yield	Balance Due	Weighted Average Yield	Balance Due	Weighted Average Yield	Balance Due	Weighted Average Yield	Balance Due	Weighted Average Yield
Available-for-sale securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$—	—	$—	—	$468.3	3.37%	$12,549.5	3.74%	$13,017.8	3.73%
Non-agency CMOs	—	—	—	—	0.4	4.06%	489.9	4.44%	490.3	4.43%

Total residential mortgage-backed securities	—		—		468.7		13,039.4		13,508.1

Investment securities:
Debt securities:
Agency debentures	—	—	464.4	2.12%	185.0	4.13%	675.1	6.30%	1,324.5	4.29%
Other agency debt securities	—	—	—	—	79.4	4.11%	108.2	3.13%	187.6	3.54%
Municipal bonds(1)	—	—	—	—	—	—	42.4	4.78%	42.4	4.78%
Corporate bonds	—	—	—	—	—	—	25.3	0.83%	25.3	0.83%

Total investment securities	—		464.4		264.4		851.0		1,579.8

Total available-for-sale securities	$—		$464.4		$733.1		$13,890.4		$15,087.9

Held-to-maturity securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$—	—	$6.0	2.50%	$572.6	3.81%	$1,350.0	3.92%	$1,928.6	3.89%
Investment securities:
Debt securities:
Agency debentures	—	—	219.2	2.00%	—	—	—	—	219.2	2.00%
Other agency debt securities	—	—	—	—	150.0	3.22%	164.9	3.65%	314.9	3.44%

Total investment securities	—		219.2		150.0		164.9		534.1

Total held-to-maturity securities	$—		$225.2		$722.6		$1,514.9		$2,462.7

(1)	Yields on tax-exempt obligations are computed on a tax-equivalent basis.

Borrowings

Deposits represent our most significant source of funding. In addition, we borrow from the FHLB and sell securities under repurchase agreements.

We are a member of, and own capital stock in, the FHLB system. The FHLB provides us with reserve credit capacity and authorizes us to apply for advances based on the security of pledged home mortgages and other assets—principally securities that are obligations of, or guaranteed by, the U.S. Government—provided we meet certain creditworthiness standards. At December 31, 2010, our outstanding advances from the FHLB totaled $2.3 billion at interest rates ranging from 0.18% to 5.56% and at a weighted-average rate of 3.13%.

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

The following table sets forth information regarding the weighted-average interest rates and the highest and average month-end balances of our borrowings (dollars in millions):

	Ending Balance	Weighted- Average Rate(1)	Maximum Amount at Month-End	Yearly Weighted-Average
				Balance	Rate
At or for the year ended December 31, 2010:
Securities sold under agreements to repurchase	$5,888.3	0.63%	$6,458.1	$6,154.3	2.11%
FHLB advances and other borrowings(2)	$2,731.4	3.09%	$3,102.1	$2,754.3	4.33%
At or for the year ended December 31, 2009:
Securities sold under agreements to repurchase	$6,441.9	0.71%	$7,177.9	$6,725.4	2.98%
FHLB advances and other borrowings(2)	$2,745.3	3.12%	$4,372.4	$3,392.0	4.38%
At or for the year ended December 31, 2008:
Securities sold under agreements to repurchase	$7,381.3	2.99%	$7,702.6	$7,284.0	4.00%
FHLB advances and other borrowings(2)	$4,350.4	4.13%	$6,982.2	$5,120.3	4.80%

(1)	Excludes hedging costs.
(2)

Excludes other borrowings of the parent company of $0.3 million, $1.6 million and $3.4 million at December 31, 2010, 2009 and 2008, respectively, which do not generate operating interest expense. These liabilities generate corporate interest expense.

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

ALCO—Asset Liability Committee.

AML—Anti-Money Laundering.

APIC—Additional paid-in capital.

ARM—Adjustable-rate mortgage.

At the Market Common Stock Offering—In the third quarter of 2009, the Company raised $150 million in gross proceeds ($147 million in net proceeds) from a common stock offering in which a total of 8 million (as adjusted for the reverse stock split) shares of common stock were issued.

Average commission per trade—Total trading and investing segment commissions revenue divided by total number of trades.

Average equity to average total assets—Average total shareholders’ equity divided by average total assets.

Bank—ETB Holdings, Inc. (“ETBH”), the entity that is our bank holding company and parent to E*TRADE Bank.

Basis point—One one-hundredth of a percentage point.

BCBS—the International Basel Committee on Banking Supervision.

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

DIF—Deposit Insurance Fund.

Enterprise interest-bearing liabilities—Liabilities such as customer deposits, repurchase agreements, FHLB advances and other borrowings, certain customer credit balances and securities loaned programs on which the Company pays interest; excludes customer money market balances held by third parties.

Enterprise interest-earning assets—Consists of the primary interest-earning assets of the Company and includes: loans, available-for-sale securities, held-to-maturity securities, margin receivables, trading securities, securities borrowed balances and cash and investments required to be segregated under regulatory guidelines that earn interest for the Company.

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

Equity Drawdown Program—In the second and third quarters of 2009, the Company raised $65 million in gross proceeds ($63 million in net proceeds) from an equity drawdown program in which a total of 4 million (as adjusted for the reverse stock split) shares of common stock were issued.

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

FSA—United Kingdom Financial Services Authority.

Generally Accepted Accounting Principles (“GAAP”)—Accounting principles generally accepted in the United States of America.

GHOS—Group of Governors and Heads of Supervision.

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

Long-term investor—The customer group that includes those who invest for the long term.

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

NYSE—New York Stock Exchange.

OCC—Office of the Comptroller of the Currency.

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

OTS—Office of Thrift Supervision.

OTTI—Other-than-temporary impairment.

Public Equity Offering—In the second quarter of 2009, the Company raised $550 million in gross proceeds ($523 million in net proceeds) from a public offering of our common stock in which a total of 50 million (as adjusted for the reverse stock split) shares of common stock were issued.

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

Reverse Stock Split—In the second quarter of 2010, the Company completed a 1-for-10 reverse stock split. All prior periods presented have been adjusted to reflect the impact of the Reverse Stock Split.

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

The following discussion about our market risk disclosure includes forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of certain factors, including, but not limited to, those set forth in Item 1A. Risk Factors in this report. Market risk is our exposure to changes in interest rates, foreign exchange rates and equity and commodity prices. Our exposure to interest rate risk is related primarily to interest-earning assets and interest-bearing liabilities.

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

Exposure to market risk is dependent upon the distribution and composition of interest-earning assets, interest-bearing liabilities and derivatives. The differing risk characteristics of each product are managed to mitigate our exposure to interest rate fluctuations. At December 31, 2010, 90% of our total assets were enterprise interest-earning assets.

At December 31, 2010, approximately 65% of our total assets were residential real estate loans and available-for-sale and held-to-maturity mortgage-backed securities. The values of these assets are sensitive to changes in interest rates, as well as expected prepayment levels. As interest rates increase, fixed rate residential mortgages and mortgage-backed securities tend to exhibit lower prepayments. The inverse is true in a falling rate environment.

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

Derivative Instruments

We use derivative instruments to help manage our interest rate risk. Interest rate swaps involve the exchange of fixed-rate and variable-rate interest payments between two parties based on a contractual underlying notional amount, but do not involve the exchange of the underlying notional amounts. Option products are utilized primarily to decrease the market value changes resulting from the prepayment dynamics of the mortgage portfolio, as well as to protect against increases in funding costs. The types of options employed include Cap Options (“Caps”), Floor Options (“Floors”), “Payor Swaptions” and Receiver Swaptions”. Caps mitigate the market risk associated with increases in interest rates while Floors mitigate the risk associated with decreases in market interest rates. Similarly, Payor and Receiver Swaptions mitigate the market risk associated with the respective increases and decreases in interest rates. See derivative instruments discussion at Note 8—Accounting for Derivative Instruments and Hedging Activities in Item 8. Financial Statements and Supplementary Data.

Scenario Analysis

Scenario analysis is an advanced approach to estimating interest rate risk exposure. Under the NPVE approach, the present value of all existing assets, liabilities, derivatives and forward commitments are estimated and then combined to produce a NPVE figure. The sensitivity of this value to changes in interest rates is then determined by applying alternative interest rate scenarios, which include, but are not limited to, instantaneous parallel shifts up 100, 200 and 300 basis points and down 100 basis points. The NPVE method is used at the E*TRADE Bank level and not for the Company. E*TRADE Bank had 99% and 97% of our enterprise interest-earning assets at December 31, 2010 and 2009, respectively, and held 98% and 97% of our enterprise interest-bearing liabilities at December 31, 2010 and 2009, respectively. The sensitivity of NPVE at December 31, 2010 and 2009 and the limits established by E*TRADE Bank’s Board of Directors are listed below (dollars in millions):

Parallel Change in Interest Rates (basis points)(1)	Change in NPVE				Board Limit
	December 31, 2010		December 31, 2009
	Amount	Percentage	Amount	Percentage
+300	$(88.5)	(3)%	$(453.6)	(14)%	(25)%
+200	$(37.0)	(1)%	$(276.6)	(9)%	(15)%
+100	$8.0	0%	$(89.2)	(3)%	(10)%
-100	$(147.5)	(4)%	$(110.5)	(3)%	(10)%

(1)

On December 31, 2010 and 2009, the yield for the three-month treasury bill was 0.12% and 0.06%, respectively. As a result, the OTS temporarily modified the requirements of the NPV Model, resulting in the removal of the minus 200 and 300 basis points scenarios for the periods ended December 31, 2010 and 2009.

Under criteria published by the OTS, E*TRADE Bank’s overall interest rate risk exposure at December 31, 2010 was characterized as “minimum.” We actively manage our interest rate risk positions. As interest rates change, we will re-adjust our strategy and mix of assets, liabilities and derivatives to optimize our position. For example, a 100 basis points increase in rates may not result in a change in value as indicated above. The ALCO monitors E*TRADE Bank’s interest rate risk position.

Other Market Risk

Equity Security Risk

Equity securities risk is the risk of potential loss from investing in public and private equity securities. Our market maker facilitates customer orders and carries equity security positions on a daily basis. From time to time, we may carry large positions in securities of a single issuer or issuers engaged in a specific industry. As of December 31, 2010, we held securities with a fair value of $61.1 million in long positions and $54.7 million in short positions, for a net exposure of $6.2 million.

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

E*TRADE Financial Corporation’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework.” Based on management’s assessment, management believes as of December 31, 2010, that E*TRADE Financial Corporation’s internal control over financial reporting is effective based on those criteria.

E*TRADE Financial Corporation’s Independent Registered Public Accounting Firm, Deloitte & Touche LLP, has issued an audit report regarding E*TRADE Financial Corporation’s internal control over financial reporting. The report of Deloitte & Touche LLP appears on the next page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

E*TRADE Financial Corporation

New York, New York

We have audited the internal control over financial reporting of E*TRADE Financial Corporation and subsidiaries (the “Company”) as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2010 of the Company and our report dated February 22, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ Deloitte & Touche LLP

McLean, Virginia

February 22, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

E*TRADE Financial Corporation

New York, New York

We have audited the accompanying consolidated balance sheets of E*TRADE Financial Corporation and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of loss, comprehensive loss, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of E*TRADE Financial Corporation and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 6 and 17 to the consolidated financial statements, the Company adopted the accounting standard Recognition and Presentation of Other-Than-Temporary Impairments on April 1, 2009.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

McLean, Virginia

February 22, 2011

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF LOSS

(In thousands, except per share amounts)

	Year Ended December 31,
	2010	2009	2008
Revenue:
Operating interest income	$1,546,713	$1,832,558	$2,469,940
Operating interest expense	(320,430)	(571,956)	(1,201,934)

Net operating interest income	1,226,283	1,260,602	1,268,006

Commissions	431,000	547,993	515,551
Fees and service charges	142,377	192,516	199,956
Principal transactions	103,346	88,053	84,882
Gains (losses) on loans and securities, net	166,212	169,106	(100,473)
Other-than-temporary impairment (“OTTI”)	(41,510)	(232,139)	(95,010)
Less: noncredit portion of OTTI recognized into other comprehensive income (loss) (before tax)	3,840	143,044	—

Net impairment	(37,670)	(89,095)	(95,010)
Other revenues	46,327	47,841	52,684

Total non-interest income	851,592	956,414	657,590

Total net revenue	2,077,875	2,217,016	1,925,596

Provision for loan losses	779,412	1,498,112	1,583,666
Operating expense:
Compensation and benefits	325,044	366,232	383,385
Clearing and servicing	147,493	170,711	185,082
Advertising and market development	132,150	114,399	175,250
Professional services	81,177	78,718	94,070
FDIC insurance premiums	77,728	94,258	31,258
Communications	73,342	84,381	96,792
Occupancy and equipment	70,915	78,360	85,766
Depreciation and amortization	87,931	83,337	82,483
Amortization of other intangibles	28,475	29,737	35,746
Facility restructuring and other exit activities	14,346	20,652	29,502
Other operating expenses	103,976	122,544	90,881

Total operating expense	1,142,577	1,243,329	1,290,215

Income (loss) before other income (expense), income tax expense (benefit) and discontinued operations	155,886	(524,425)	(948,285)
Other income (expense):
Corporate interest income	6,188	860	7,210
Corporate interest expense	(167,130)	(282,688)	(362,160)
Gains (losses) on sales of investments, net	2,655	(1,714)	(4,230)
Gains (losses) on early extinguishment of debt	—	(1,018,848)	10,084
Equity in income (loss) of investments and venture funds	(740)	(8,616)	18,462

Total other income (expense)	(159,027)	(1,311,006)	(330,634)

Loss before income tax expense (benefit) and discontinued operations	(3,141)	(1,835,431)	(1,278,919)
Income tax expense (benefit)	25,331	(537,669)	(469,535)

Loss from continuing operations	(28,472)	(1,297,762)	(809,384)
Income from discontinued operations, net of tax	—	—	297,594

Net loss	$(28,472)	$(1,297,762)	$(511,790)

Basic loss per share from continuing operations	$(0.13)	$(11.85)	$(15.88)
Basic earnings per share from discontinued operations	—	—	5.84

Basic net loss per share	$(0.13)	$(11.85)	$(10.04)

Diluted loss per share from continuing operations	$(0.13)	$(11.85)	$(15.88)
Diluted earnings per share from discontinued operations	—	—	5.84

Diluted net loss per share	$(0.13)	$(11.85)	$(10.04)

Shares used in computation of per share data:
Basic	211,302	109,544	50,986
Diluted	211,302	109,544	50,986

See accompanying notes to consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(In thousands, except share amounts)

	December 31,
	2010	2009
ASSETS
Cash and equivalents	$2,374,346	$3,483,238
Cash and investments required to be segregated under federal or other regulations	609,510	1,545,280
Trading securities	62,173	38,303
Available-for-sale securities (includes securities pledged to creditors with the right to sell or repledge of $5,621,156 and $7,298,631 at December 31, 2010 and 2009, respectively)	14,805,677	13,319,712
Held-to-maturity securities (fair value of $2,422,335 and includes securities pledged to creditors with the right to sell or repledge of $884,214 at December 31, 2010)	2,462,710	—
Margin receivables	5,120,575	3,827,212
Loans, net (net of allowance for loan losses of $1,031,169 and $1,182,738 at December 31, 2010 and 2009, respectively)	15,127,390	19,174,933
Investment in FHLB stock	164,381	183,863
Property and equipment, net	302,658	320,169
Goodwill	1,939,976	1,952,326
Other intangibles, net	325,403	356,404
Other assets	3,078,202	3,165,045

Total assets	$46,373,001	$47,366,485

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$25,240,297	$25,597,721
Securities sold under agreements to repurchase	5,888,249	6,441,875
Customer payables	5,020,086	5,234,199
FHLB advances and other borrowings	2,731,714	2,746,959
Corporate debt	2,145,881	2,458,691
Other liabilities	1,294,329	1,137,485

Total liabilities	42,320,556	43,616,930

Commitments and contingencies (see Note 22)

Shareholders’ equity:
Common stock, $0.01 par value, shares authorized: 400,000,000 at December 31, 2010 and 4,000,000,000 at December 31, 2009; shares issued and outstanding: 220,840,821 at December 31, 2010 and 189,397,099 at December 31, 2009	2,208	1,894
Additional paid-in-capital (“APIC”)	6,640,715	6,275,157
Accumulated deficit	(2,151,838)	(2,123,366)
Accumulated other comprehensive loss	(438,640)	(404,130)

Total shareholders’ equity	4,052,445	3,749,555

Total liabilities and shareholders’ equity	$46,373,001	$47,366,485

See accompanying notes to the consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended December 31,
	2010	2009	2008
Net loss	$(28,472)	$(1,297,762)	$(511,790)
Other comprehensive income (loss)
Available-for-sale securities:
OTTI, net(1)	25,662	133,179	—
Noncredit portion of OTTI reclassification into other comprehensive income (loss), net(2)	(2,320)	(91,246)	—
Unrealized gains (losses), net(3)	74,826	160,398	(18,088)
Reclassification into earnings, net(4)	(98,408)	(94,743)	35,255

Net change from available-for-sale securities	(240)	107,588	17,167

Cash flow hedging instruments:
Unrealized gains (losses), net(5)	(77,724)	101,886	(302,132)
Reclassification into earnings, net(6)	47,774	37,055	16,866

Net change from cash flow hedging instruments	(29,950)	138,941	(285,266)

Foreign currency translation gains (losses)	(4,320)	2,158	(37,476)
Reclassification of foreign currency translation gains associated with the disposition of a subsidiary	—	—	(22,577)

Other comprehensive income (loss)	(34,510)	248,687	(328,152)

Comprehensive loss	$(62,982)	$(1,049,075)	$(839,942)

(1)	Amounts are net of benefit from income taxes of $15.8 million and $80.2 million for the years ended December 31, 2010 and 2009, respectively.
(2)	Amounts are net of benefit from income taxes of $1.5 million and $51.8 million for the years ended December 31, 2010 and 2009, respectively.
(3)

Amounts are net of provision for income taxes of $48.7 million and $96.5 million for the years ended December 31, 2010 and 2009, respectively, and net of a benefit from income taxes of $7.4 million for the year ended December 31, 2008.

(4)

Amounts are net of provision for income taxes of $60.2 million and $59.7 million for the years ended December 31, 2010 and 2009, respectively, and net of a benefit from income taxes of $18.4 million for the year ended December 31, 2008.

(5)

Amounts are net of benefit from income taxes of $40.2 million and $185.5 million for years ended December 31, 2010 and 2008, respectively, and net of a provision for income taxes of $59.8 million for year ended December 31, 2009.

(6)	Amounts are net of benefit from income taxes of $26.4 million, $22.2 million, and $9.5 million for the years ended December 31, 2010, 2009, and 2008, respectively.

See accompanying notes to the consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2007	46,090	$461	$3,467,368	$(247,368)	$(391,396)	$2,829,065
Cumulative effect of the adoption of accounting guidance on January 1, 2008	—	—	—	(86,609)	86,894	285

Adjusted balance	46,090	461	3,467,368	(333,977)	(304,502)	2,829,350
Net loss	—	—	—	(511,790)	—	(511,790)
Other comprehensive loss	—	—	—	—	(328,152)	(328,152)
Issuance of common stock	4,669	—	—	—	—	—
Exchange of debt for common stock	5,209	52	555,125	—	—	555,177
Exercise of stock options and related tax effects	63	1	(7,396)	—	—	(7,395)
Issuance of restricted stock, net of forfeitures and retirements to pay taxes	46	1	(2,244)	—	—	(2,243)
Share-based compensation	—	—	42,426	—	—	42,426
Other	275	49	14,074	—	—	14,123

Balance, December 31, 2008	56,352	$564	$4,069,353	$(845,767)	$(632,654)	$2,591,496
Cumulative effect of the adoption of accounting guidance on April 1, 2009	—	—	—	20,163	(20,163)	—
Net loss	—	—	—	(1,297,762)	—	(1,297,762)
Other comprehensive income	—	—	—	—	248,687	248,687
Issuance of common stock	62,095	621	732,497	—	—	733,118
Amortization of premiums on the convertible debentures	—	—	707,224	—	—	707,224
Conversion of convertible debentures	69,657	697	720,233	—	—	720,930
Exercise of stock options and related tax effects	—	—	(9,456)	—	—	(9,456)
Issuance of restricted stock, net of forfeitures and retirements to pay taxes	507	5	(3,189)	—	—	(3,184)
Share-based compensation	—	—	46,184	—	—	46,184
Other	786	7	12,311	—	—	12,318

Balance, December 31, 2009	189,397	$1,894	$6,275,157	$(2,123,366)	$(404,130)	$3,749,555

See accompanying notes to the consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY — (Continued)

(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2009	189,397	$1,894	$6,275,157	$(2,123,366)	$(404,130)	$3,749,555
Net loss	—	—	—	(28,472)	—	(28,472)
Other comprehensive loss	—	—	—	—	(34,510)	(34,510)
Conversion of convertible debentures	30,653	306	316,677	—	—	316,983
Exercise of stock options and related tax effects	19	—	(4,306)	—	—	(4,306)
Issuance of restricted stock, net of forfeitures and retirements to pay taxes	772	8	(7,035)	—	—	(7,027)
Share-based compensation	—	—	25,361	—	—	25,361
Claims settlement under Section 16(b)	—	—	35,000	—	—	35,000
Other	—	—	(139)	—	—	(139)

Balance, December 31, 2010	220,841	$2,208	$6,640,715	$(2,151,838)	$(438,640)	$4,052,445

See accompanying notes to the consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net loss	$(28,472)	$(1,297,762)	$(511,790)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	779,412	1,498,112	1,583,666
Depreciation and amortization (including discount amortization and accretion)	339,085	345,969	292,828
Net impairment, (gains) losses on loans and securities, net and (gains) losses on sales of investments, net	(131,197)	(78,297)	201,475
Equity in (income) loss of investments and venture funds	740	8,616	(18,462)
Share-based compensation	25,361	46,184	42,426
Deferred taxes	(86,199)	(488,689)	(446,758)
(Gains) losses on early extinguishment of debt	—	1,018,848	(10,084)
Gain on sale of international brokerage business	—	—	(428,979)
Gain on sale of corporate aircraft related assets	—	—	(23,715)
Other	(8,600)	(4,480)	(11,545)
Net effect of changes in assets and liabilities:
Decrease (increase) in cash and investments required to be segregated under federal or other regulations	823,626	(394,523)	(1,065,756)
(Increase) decrease in margin receivables	(1,366,093)	(1,023,373)	4,114,180
Increase (decrease) in customer payables	136,525	1,346,736	(638,884)
Proceeds from sales of loans held-for-sale	154,603	118,100	232,214
Originations of loans held-for-sale	(138,043)	(125,650)	(135,411)
Proceeds from sales, repayments and maturities of trading securities	998,202	1,229,635	1,364,194
Purchases of trading securities	(1,023,089)	(1,207,151)	(1,260,333)
Decrease (increase) in other assets	369,720	(265,797)	840,918
Increase (decrease) in other liabilities	203,714	245,479	(1,872,899)

Net cash provided by operating activities	1,049,295	971,957	2,247,285

Cash flows from investing activities:
Purchases of available-for-sale securities	(16,981,702)	(22,370,041)	(6,745,582)
Proceeds from sales, maturities of and principal payments on available-for-sale securities	15,681,935	19,945,842	7,540,966
Purchases of held-to-maturity securities	(2,626,409)	—	—
Proceeds from maturities of and principal payments on held-to-maturity securities	160,590	—	—
Net decrease in loans receivable	2,745,200	3,555,843	3,449,898
Capital expenditures for property and equipment	(82,076)	(86,195)	(110,237)
Proceeds from sale of REO and repossessed assets	213,926	156,783	91,453
Net cash flow from derivatives hedging assets	(53,604)	991	11,267
Proceeds from sale of international brokerage businesses, net	—	—	469,737
Cash transferred on the sale of international brokerage businesses	—	—	(502,919)
Proceeds from sale of corporate aircraft related assets	—	—	69,250
Net cash transferred from sale of businesses and other	(130,714)	(5,000)	15,004

Net cash (used in) provided by investing activities	$(1,072,854)	$1,198,223	$4,288,837

See accompanying notes to the consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS — (Continued)

(In thousands)

	Year Ended December 31,
	2010	2009	2008
Cash flows from financing activities:
Net increase (decrease) in deposits	$626,291	$(539,596)	$246,556
Sale of deposits	(980,549)	—	—
Net decrease in securities sold under agreements to repurchase	(552,793)	(919,784)	(1,535,174)
Advances from FHLB	2,350,000	3,400,000	2,350,507
Payments on advances from FHLB	(2,350,000)	(5,000,000)	(5,462,459)
Claims settlement under Section 16(b)	35,000	—	—
Net cash flow from derivatives hedging liabilities	(218,185)	(161,074)	(179,559)
Proceeds from issuance of common stock	—	733,118	—
Proceeds from issuance of 12 1/2% Notes	—	—	150,000
Other	4,106	(75,061)	14,257

Net cash used in financing activities	(1,086,130)	(2,562,397)	(4,415,872)

Effect of exchange rates on cash	797	21,606	(44,645)

(Decrease) increase in cash and equivalents	(1,108,892)	(370,611)	2,075,605
Cash and equivalents, beginning of period	3,483,238	3,853,849	1,778,244

Cash and equivalents, end of period	$2,374,346	$3,483,238	$3,853,849

Supplemental disclosures:
Cash paid for interest	$425,211	$665,027	$1,612,976
(Refund received) cash paid for income taxes	$(78,734)	$19,342	$(415,258)
Non-cash investing and financing activities:
Conversion of convertible debentures to common stock	$316,983	$720,930	$—
Reclassification of loans held-for-investment to loans held-for-sale	$252,627	$389,337	$—
Transfers from loans to available-for-sale securities	$222,729	$—	$—
Transfers from loans to other real estate owned and repossessed assets	$314,514	$272,306	$267,243
Convertible debentures issued in connection with the Debt Exchange	$—	$1,741,871	$—
Capitalized interest in the form of 12 1/2% Notes	$—	$183,230	$121,000
Issuance of common stock upon acquisition	$—	$9,000	$9,432
Issuance of common stock to retire debentures	$—	$—	$555,177

See accompanying notes to the consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization—E*TRADE Financial Corporation is a financial services company that provides online brokerage and related products and services primarily to individual retail investors under the brand “E*TRADE Financial.” The Company also provides investor-focused banking products, primarily sweep deposits and savings products, to retail investors. The Company’s most significant subsidiaries are described below:

•	E*TRADE Bank is a federally chartered savings bank that provides investor-focused banking products to retail customers nationwide and deposit accounts insured by the FDIC;

•	E*TRADE Capital Markets, LLC is a registered broker-dealer and market maker;

•

E*TRADE Clearing LLC is the clearing firm for the Company’s brokerage subsidiaries and is a wholly-owned operating subsidiary of E*TRADE Bank. Its main purpose is to transfer securities from one party to another; and

•

E*TRADE Securities LLC is a registered broker-dealer and is a wholly-owned operating subsidiary of E*TRADE Bank. It is the primary provider of brokerage products and services to the Company’s customers.

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

Certain prior period items in these consolidated financial statements have been reclassified to conform to the current period presentation. As discussed in Note 17—Shareholders’ Equity, all prior periods have been adjusted to reflect the Company’s 1-for-10 reverse stock split and in Note 23—Segment and Geographic Information, the Company revised its segment financial reporting to reflect the manner in which its chief operating decision maker assesses the Company’s performance and makes resource allocation decisions. In addition, Note 2—Discontinued Operations discusses the operations of certain businesses that have been accounted for as discontinued operations and have been reclassified to discontinued operations. Unless noted, discussions herein pertain to the Company’s continuing operations. These consolidated financial statements reflect all adjustments, which are all normal and recurring in nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented.

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

Related Party—Citadel is the largest holder of the Company’s common stock, and based upon the Company’s review of publicly available information, the Company believes that Citadel owns approximately 9.9% of its outstanding common stock or approximately 27% of its common stock assuming conversion of convertible debentures held by Citadel. Although Citadel is not required to disclose the amount of the Company’s outstanding debt securities it owns, the Company believes it owns in the aggregate approximately $590 million of the non-interest-bearing convertible debentures. In addition, Kenneth Griffin, President and CEO of Citadel, joined the Board of Directors on June 8, 2009 pursuant to a director nomination right granted to Citadel in 2007. In addition, the Company routed substantially all of its customer orders in exchange-listed options and 40% of its customer orders in Regulation NMS Securities to an affiliate of Citadel for order handling and execution for the years ended December 31, 2010, 2009 and 2008.

Use of Estimates—The consolidated financial statements were prepared in accordance with GAAP, which require management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes for the periods presented. Actual results could differ from management’s estimates. Certain significant accounting policies are noteworthy because they are based on estimates and assumptions that require complex and subjective judgments by management. Changes in these estimates or assumptions could materially impact our financial condition and results of operations. Material estimates in which management believes near-term changes could reasonably occur include: allowance for loan losses; fair value measurements; classification and valuation of certain investments; accounting for derivative instruments; estimates of effective tax rates, deferred taxes and valuation allowances; valuation of goodwill and other intangibles; and valuation and expensing of share-based payments.

Financial Statement Descriptions and Related Accounting Policies—Below are descriptions and accounting policies for certain of the Company’s financial statement categories.

Cash and Equivalents—For the purpose of reporting cash flows, the Company considers all highly liquid investments with original or remaining maturities of three months or less at the time of purchase that are not required to be segregated under federal or other regulations to be cash and equivalents. Cash and equivalents included $1.4 billion and $2.4 billion at December 31, 2010 and 2009, respectively, of overnight cash deposits that the Company maintains with the Federal Reserve Bank.

Cash and Investments Required to be Segregated Under Federal or Other Regulations—Cash and investments required to be segregated under federal or other regulations consist of cash accounts and U.S. Treasuries. Certain cash balances and investments, related to collateralized financing transactions by the Company’s brokerage subsidiaries, are required to be segregated for the exclusive benefit of the Company’s brokerage customers.

Trading Securities—Trading securities are bought and held principally for the purpose of selling them in the near term and are carried at fair value. Realized and unrealized gains and losses on securities classified as trading held by the Bank are included in the gains (losses) on loans and securities, net line item and are derived using the specific identification method. Realized and unrealized gains and losses on trading securities from market making activities are included in the principal transactions line item and are also derived by the specific identification method.

Available-for-Sale Securities—Available-for-sale securities consist of debt securities, primarily residential mortgage-backed securities, as of December 31, 2010. Securities classified as available-for-sale are carried at fair value, with the unrealized gains and losses reflected as a component of accumulated other comprehensive loss, net of tax. Realized and unrealized gains or losses on available-for-sale debt securities are computed using the specific identification method. Interest earned on available-for-sale debt securities is included in operating interest income. Amortization or accretion of premiums and discounts are also recognized in operating interest income using the effective interest method over the life of the security. Realized gains and losses on available-for-sale debt securities, other than OTTI, are included in the gains (losses) on loans and securities, net line item. Available-for-sale securities that have an unrealized loss (impaired securities) are evaluated for OTTI at each balance sheet date.

Held-to-Maturity Securities—Held-to-maturity securities consist of debt securities, primarily residential mortgage-backed securities. Held-to-maturity securities are carried at amortized cost based on the Company’s positive intent and ability to hold these securities to maturity. Interest earned on held-to-maturity debt securities is included in operating interest income. Amortization or accretion of premiums and discounts are also recognized in operating interest income using the effective interest method over the life of the security. Held-to-maturity securities that have an unrecognized loss (impaired securities) are evaluated for OTTI at each balance sheet date in a manner consistent with available-for-sale debt securities.

Margin Receivables—Margin receivables represent credit extended to customers to finance their purchases of securities by borrowing against securities they currently own. Securities owned by customers are held as collateral for amounts due on the margin receivables, the value of which is not reflected in the consolidated balance sheet. In many cases, the Company is permitted to sell or re-pledge these securities held as collateral and use the securities to enter into securities lending transaction, to collateralize borrowings or for delivery to counterparties to cover customer short positions. The fair value of securities that the Company received as collateral in connection with margin receivables and securities borrowing activities, where the Company is permitted to sell or re-pledge the securities, was approximately $7.1 billion and $5.3 billion as of December 31, 2010 and 2009, respectively. Of this amount, $1.2 billion and $0.9 billion had been pledged or sold in connection with securities loans, bank borrowings and deposits with clearing organizations as of December 31, 2010 and 2009, respectively.

Loans, Net—Loans, net consists of real estate and consumer loans that management has the intent and ability to hold for the foreseeable future or until maturity, also known as loans held for investment. Loans, net also includes loans held for sale, which represent loans originated through, but not yet purchased by, a third party company that the Company partnered with to provide access to real estate loans for its customers. There is a short time period after closing in which the Company records the originated loan as held for sale prior to the third party company purchasing the loan. The Company’s commitment to sell mortgage loans was the entire balance of loans held for sale, $5.5 million, at December 31, 2010.

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

The Company classifies loans as nonperforming when full and timely collection of interest or principal becomes uncertain or when they are 90 days past due. Interest previously accrued, but not collected, is reversed against current income when a loan is placed on nonaccrual status and is considered nonperforming. The recognition of deferred fees or costs on originated loans and premiums or discounts on purchased loans in operating interest income is discontinued for nonperforming loans. Nonperforming loans return to accrual status when the loan becomes less than 90 days past due.

Loan losses are recognized when it is probable that a loss will be incurred. The Company’s charge-off policy for both one- to four-family and home equity loans is to assess the value of the property when the loan has been delinquent for 180 days or it is in bankruptcy, regardless of whether or not the property is in foreclosure, and charge-off the amount of the loan balance in excess of the estimated current property value less costs to sell. Credit cards are charged-off when collection is not probable or the loan has been delinquent for 180 days. Closed-end consumer loans are charged-off when the loan has been delinquent for 120 days or when it is determined that collection is not probable.

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

For loans that are not TDRs, the Company established a general allowance that is assessed in accordance with the loss contingencies accounting guidance. The estimate of the allowance for loan losses is based on a variety of quantitative and qualitative factors, including the composition and quality of the portfolio; delinquency levels and trends; current and historical charge-off and loss experience; current industry charge-off and loss experience; our historical loss mitigation experience; the condition of the real estate market and geographic concentrations within the loan portfolio; the interest rate climate; the overall availability of housing credit; and general economic conditions. The Company’s one- to four-family and home equity loan portfolios are separated into risk segments based on key risk factors, which include but are not limited to loan type, loan acquisition channel, documentation type, LTV/CLTV ratio and borrowers’ credit scores. Based upon the segmentation, probable losses are determined with expected loss rates in each segment. The additional protection provided by mortgage insurance has been factored into the expected loss on defaulted mortgage loans. The expected recovery from the liquidation of foreclosed real estate and expected recoveries from loan sellers related to contractual guarantees are also factored into the expected loss on defaulted mortgage loans. For the consumer and other loan portfolio, management establishes loss estimates for each consumer portfolio based on credit characteristics and observation of the existing markets. The expected recoveries from the sale of repossessed collateral are factored into the expected loss on defaulted consumer loans based on current liquidation experience. Loan losses are charged and recoveries are credited to the allowance for loan losses.

The allowance for loan losses is typically equal to management’s estimate of loan charge-offs in the twelve months following the balance sheet date. Management believes this level is representative of probable losses inherent in the loan portfolio at the balance sheet date. The general allowance for loan losses also included a specific qualitative component to account for a variety of economic and operational factors that are not directly considered in the quantitative loss model but are factors the Company believes may impact the level of credit losses. Examples of these economic and operational factors are the current level of unemployment and the limited historical charge-off and loss experience on modified loans. As of December 31, 2010, this qualitative component increased from 5% to 15% of the general allowance for loan losses, resulting in an increase of $58.1 million to $87.2 million, and was applied by loan portfolio segment. The increase in the qualitative component was a result of a higher concentration of modified loans in the Company’s portfolio and the uncertainty of how modified loans will perform over the long term.

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

Investment in FHLB stock—The Company is a member of, and owns capital stock in, the FHLB system. The FHLB provides the Company with reserve credit capacity and authorizes advances based on the security of pledged home mortgages and other assets—principally securities that are obligations of, or guaranteed by, the U.S. Government—provided the Company meets certain creditworthiness standards. FHLB advances, included in the FHLB advances and other borrowings line item, is a wholesale funding source of E*TRADE Bank. As a condition of its membership in the FHLB, the Company is required to maintain a FHLB stock investment. The Company accounts for its investment in FHLB stock as a cost method investment.

Property and Equipment, Net—Property and equipment are carried at cost and depreciated on a straight-line basis over their estimated useful lives, generally three to seven years. Leasehold improvements are amortized over the lesser of their estimated useful lives or lease terms. Buildings are depreciated over the lesser of their estimated useful lives or forty years. Land is carried at cost. An impairment loss is recognized only if the carrying amount of the long-lived asset is not recoverable and exceeds its fair value.

The costs of internally developed software that qualify for capitalization under internal-use software accounting guidance are included in the property and equipment, net line item. For qualifying internal-use software costs, capitalization begins when the conceptual formulation, design and testing of possible software project alternatives are complete and management authorizes and commits to funding the project. The Company does not capitalize pilot projects and projects where it believes that future economic benefits are less than probable. Technology development costs incurred in the development and enhancement of software used in connection with services provided by the Company that do not otherwise qualify for capitalization treatment are expensed as incurred.

Goodwill and Other Intangibles, Net—Goodwill and other intangibles, net represents the excess of the purchase price over the fair value of net tangible assets acquired through the Company’s business combinations. The Company tests goodwill and intangible assets for impairment on at least an annual basis or when events or changes indicate the carrying value of an asset may not be recoverable. The Company evaluates the remaining useful lives of other intangible assets with finite lives each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization.

Real Estate Owned and Repossessed Assets—Included in the other assets line item in the consolidated balance sheet is real estate acquired through foreclosure and repossessed consumer assets. Real estate properties acquired through foreclosures, commonly referred to as REO, and repossessed assets are carried at the lower of carrying value or fair value, less estimated selling costs.

Income Taxes—Deferred income taxes are recorded when revenues and expenses are recognized in different periods for financial statement purposes than for tax return purposes. Deferred tax asset or liability account balances are calculated at the balance sheet date using current tax laws and rates in effect. Valuation allowances are established, when necessary, to reduce deferred tax assets when it is more likely than not that a portion or all of a given deferred tax asset will not be realized. Income tax expense (benefit) includes (i) deferred tax expense (benefit), which generally represents the net change in the deferred tax asset or liability balance during the year plus any change in valuation allowances and (ii) current tax expense (benefit), which represents the amount of tax currently payable to or receivable from a taxing authority. Uncertain tax positions are only recognized to the extent they satisfy the accounting for uncertain tax positions criteria included in the income taxes accounting guidance, which states that in order to recognize an uncertain tax position it must be more likely than not that it will be sustained upon examination. The amount of tax benefit recognized is the largest amount of tax benefit that is more than fifty percent likely of being sustained on ultimate settlement of an uncertain tax position. See Note 16—Income Taxes.

Securities Sold Under Agreements to Repurchase—Securities sold under agreements to repurchase the same or similar securities, also known as repurchase agreements, are collateralized by fixed- and variable-rate mortgage-backed securities or investment grade securities. Repurchase agreements are treated as secured borrowings for financial statement purposes and the obligations to repurchase securities sold are therefore reflected as liabilities in the consolidated balance sheet.

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

Comprehensive Loss—The Company’s comprehensive loss is composed of net loss, noncredit portion of OTTI on debt securities, unrealized gains (losses) on available-for-sale securities, the effective portion of the unrealized gains (losses) on derivatives in cash flow hedge relationships and foreign currency translation gains (losses), net of reclassification adjustments and related tax.

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

Accounting for derivatives differs significantly depending on whether a derivative is designated as a hedge and, if designated as a hedge, the type of hedge designation. Derivative instruments designated in hedging relationships that mitigate the exposure to the variability in expected future cash flows or other forecasted transactions are considered cash flow hedges. Derivative instruments in hedging relationships that mitigate exposure to changes in the fair value of assets or liabilities are considered fair value hedges. The Company formally documents at inception all relationships between hedging instruments and hedged items and the risk management objective and strategy for each hedge transaction. Cash flow and fair value hedge ineffectiveness is re-measured on a quarterly basis and is included in the gains (losses) on loans and securities, net line item in the consolidated statement of loss. Cash flows from derivative instruments accounted for as fair value hedges or cash flow hedges are classified in the same category on the consolidated statement of cash flows as the cash flows from the items being hedged. The Company also recognizes certain contracts and commitments as derivatives when the characteristics of those contracts and commitments meet the definition of a derivative. Gains and losses on derivatives that are not held as accounting hedges are recognized in the gains (losses) on loans and securities, net line item in the consolidated statement of loss. See Note 8—Accounting for Derivative Instruments and Hedging Activities.

Fair Value—Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company determines the fair value for its financial instruments and for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis. In addition, the Company determines the fair value for nonfinancial assets and nonfinancial liabilities on a nonrecurring basis as required during impairment testing or by other accounting guidance. See Note 5—Fair Value Disclosures.

Operating Interest Income—Operating interest income is recognized as earned through holding mortgage related assets, primarily real estate loans and mortgage-backed securities. Other interest-earning assets include margin receivables, investment securities, cash and equivalents, including cash and investments required to be segregated under regulatory guidelines, and securities borrowed balances. Operating interest income also includes the impact of the Company’s derivative transactions related to interest-earning assets.

Operating Interest Expense—Operating interest expense is recognized as incurred primarily through holding customer cash and deposits. Other interest-bearing liabilities include repurchase agreements, FHLB advances and other borrowings and securities loaned balances. Operating interest expense also includes the impact of the Company’s derivative transactions related to interest-bearing liabilities.

Commissions—Commissions are derived primarily from the Company’s customers and are impacted by both trade types and trade mix. Commissions from securities transactions are recognized on a trade date basis.

Fees and Service Charges—Fees and service charges primarily consist of order flow revenue. Fees and service charges also include advisor management fee revenue, 12b-1 fees and foreign exchange margin revenue. Order flow revenue is accrued in the same period in which the related securities transactions are completed or related services are rendered.

Principal Transactions—Principal transactions consist of revenue from market making activities. Market making activities are the matching of buyers and sellers of securities and include transactions where the Company will purchase securities for its balance sheet with the intention of resale to transact the customer’s buy or sell order. Principal transactions earned on the Company’s market making activities are recorded on a trade date basis.

Gains (Losses) on Loans and Securities, Net—Gains (losses) on loans and securities, net includes gains or losses resulting from the sale of available-for-sale securities; gains or losses on trading securities; gains or losses resulting from sales of loans; hedge ineffectiveness; and gains or losses on derivative instruments that are not accounted for as hedging instruments. Gains or losses resulting from the sale of loans are recognized at the date of settlement and are based on the difference between the recognized assets obtained or liabilities incurred in the sale and the carrying value of the related loans, less related transaction costs. Gains or losses resulting from the sale of available-for-sale securities are recognized at the trade date, based on the difference between the anticipated proceeds and the amortized cost of the specific securities sold.

Other-than-temporary Impairment (“OTTI”)—The Company considers OTTI for an available-for-sale or held-to-maturity debt security to have occurred if one of the following conditions are met: the Company intends to sell the impaired debt security; it is more likely than not that the Company will be required to sell the impaired debt security before recovery of the security’s amortized cost basis; or the Company does not expect to recover the entire amortized cost basis of the security. The Company’s evaluation of whether it intends to sell an impaired debt security considers whether management has decided to sell the security as of the balance sheet date. The Company’s evaluation of whether it is more likely than not that the Company will be required to sell an impaired debt security before recovery of the security’s amortized cost basis considers the likelihood of sales that involve legal, regulatory or operational requirements. For impaired debt securities that the Company does not intend to sell and it is not more likely than not that the Company will be required to sell before recovery of the security’s amortized cost basis, the Company uses both qualitative and quantitative valuation measures to evaluate whether the Company expects to recover the entire amortized cost basis of the security. The Company considers all available information relevant to the collectability of the security, including credit enhancements, security structure, vintage, credit ratings and other relevant collateral characteristics.

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

Net Impairment—Net impairment includes OTTI net of the noncredit portion of OTTI on debt securities recognized through other comprehensive income (loss) (before tax).

Other Revenues—Other revenues primarily consists of fees from software and services for managing equity compensation plans. Other revenues also includes revenue ancillary to the Company’s customer transactions and income from the cash surrender value of BOLI. Employee stock option management fees are recognized in accordance with applicable accounting guidance, including software revenue recognition accounting guidance.

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

Net Loss Per Share—Basic net loss per share is computed by dividing net loss by the weighted-average common shares outstanding for the period. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company excludes from the calculation of diluted net loss per share stock options, unvested restricted stock awards and units and shares related to convertible debentures that would have been anti-dilutive.

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

Consolidation of Variable Interest Entities

In June 2009, the FASB amended the accounting and disclosure guidance for the consolidation of variable interest entities. The amended accounting guidance required the reconsideration of previous conclusions related to the consolidation of variable interest entities, including whether an entity is a variable interest entity and whether the Company is the variable interest entity’s primary beneficiary. The amended accounting guidance carried forward the scope of the previous accounting guidance for the consolidation of variable interest entities with the addition of entities previously considered QSPEs. The amended accounting and disclosure guidance became effective January 1, 2010 for the Company. The Company’s reconsideration of previous conclusions related to the consolidation of variable interest entities did not result in the consolidation of additional entities as of January 1, 2010. Effective January 1, 2010, the Company’s assessment of whether it is a variable interest entity’s primary beneficiary is ongoing and considers changes in facts and circumstances related to the variable interest entities.

Improving Disclosures about Fair Value Measurements

In January 2010, the FASB amended the disclosure guidance related to fair value measurements. The amended disclosure guidance requires new fair value measurement disclosures and clarifies existing fair value measurement disclosure requirements. The amended disclosure guidance requires separate presentation of purchases, sales, issuances and settlements of Level 3 instruments and was effective January 1, 2011 for the Company. The Company’s disclosures about fair value measurements will reflect the adoption of the requirement for separate presentation of purchases, sales, issuances and settlements of Level 3 instruments in the Form 10-Q for the quarterly period ended March 31, 2011. The remaining amended disclosure guidance became effective January 1, 2010 for the Company. The Company’s disclosures about fair value measurements reflect the adoption of the remaining disclosure guidance in Note 5—Fair Value Disclosures.

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

In January 2011, the FASB delayed the effective date of the amended disclosure guidance for TDRs. The delay is intended to allow the FASB time to complete its deliberations on what constitutes a TDR. The effective date of the new disclosures about TDRs and the guidance for determining what constitutes a TDR will then be coordinated. Currently, that guidance is anticipated to become effective for interim and annual periods ending after June 15, 2011, or June 30, 2011 for the Company.

Other than the deferral of the TDR disclosures, the amended disclosure guidance related to information as of the end of a reporting period became effective December 31, 2010 for the Company. The Company’s disclosures reflect the adoption of this amended disclosure guidance in Note 7—Loans, Net. Other amended disclosure guidance related to non-TDR information for activity that occurs during a reporting period was effective January 1, 2011 for the Company. The Company’s disclosures will reflect the adoption of the amended disclosure guidance related to non-TDR information for activity that occurs during a reporting period in the Form 10-Q for the quarterly period ended March 31, 2011.

NOTE 2—DISCONTINUED OPERATIONS

The Company sold its Canadian brokerage business and exited its direct retail lending business in 2008. Results of operations from these businesses have been reclassified to discontinued operations for the year ended December 31, 2008. The Company had no discontinued operations for the years ended December 31, 2010 and 2009.

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

The following table summarizes the results of discontinued operations for the Canadian brokerage business (dollars in thousands):

Year Ended December 31, 2008
Net revenue	$59,404

Income from discontinued operations before income tax benefit	$15,558
Income tax benefit	(19,473)

Income from discontinued operations, net of tax	$35,031

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

The following table summarizes the results of discontinued operations for the direct retail lending business (dollars in thousands):

Year Ended December 31, 2008
Net revenue	$1,300

Loss from discontinued operations before income tax benefit	$(9,932)
Income tax benefit	(3,697)

Loss from discontinued operations, net of tax	$(6,235)

NOTE 3—FACILITY RESTRUCTURING AND OTHER EXIT ACTIVITIES

Restructuring and other exit activities liabilities are included in other liabilities in the consolidated balance sheet. The following table summarizes the changes in the facility restructuring and other exit activities liabilities for the years ended December 31, 2010 and 2009 (dollars in thousands):

	Year Ended December 31,
	2010	2009
Beginning balance	$18,529	$21,883
Facility restructuring and other exit activities	14,346	20,652
Cash payments	(18,591)	(16,618)
Non-cash charges(1)	(3,913)	(7,388)

Total facility restructuring and other exit activities liabilities	$10,371	$18,529

(1)	Non-cash charges primarily relate to fixed assets that were written off related to the restructuring or exit activity.

The following table summarizes the expense recognized by the Company as facility restructuring and other exit activities for the periods presented (dollars in thousands):

	Year Ended December 31,
	2010	2009	2008
Restructuring of international brokerage business	$6,846	$15,655	$—
Restructuring of institutional brokerage business	—	—	10,292
Other facility restructuring and exit activities	7,500	4,997	19,210

Total facility restructuring and other exit activities	$14,346	$20,652	$29,502

Facility restructuring and other exit activities expenses are not allocated to the Company’s operating segments but are reported as a component of the “Corporate/Other” category within the Company’s segment information.

Exit of Non-Core Operations

International Brokerage Business

In the fourth quarter of 2009, the Company decided to restructure its international brokerage business, which provided trading products and services through two primary channels: 1) cross-border trading, where customers residing outside of the U.S. trade in U.S. securities; and 2) local market trading, where customers residing outside of the U.S. trade in non-U.S. securities. The Company exited local market trading as it is not a key strategic component of the Company’s global brokerage product offering. This exit did not qualify for discontinued operations accounting as the Company has significant continuing involvement in the international brokerage business with cross-border trading.

The Company entered into agreements to sell the local market trading operations in Germany, the Nordic region and the United Kingdom. The sale of the local market trading operations in Germany was completed in December 2009. The Company closed the sales of the local market trading operations in the Nordic region and United Kingdom in April 2010 and recognized a gain of $3.0 million.

As a result of the international brokerage business restructuring, the Company recognized $6.8 million and $15.7 million in expense during the years ended December 31, 2010 and 2009, respectively. These costs include $2.8 million and $7.4 million in severance costs and $4.0 million and $8.3 million in asset write-off and other restructuring costs for the years ended December 31, 2010 and 2009, respectively. The Company expects to incur charges in future periods as it periodically evaluates the estimates made in connection with this activity; however, the Company does not expect these charges to be significant.

Institutional Brokerage Operations

In 2008, the Company announced the decision to exit certain institutional trading operations in the U.S. that did not align with the core retail business. As a result of these exits, the Company incurred $5.6 million for facilities consolidation and asset write-off costs, $3.1 million in severance costs and $1.5 million of other costs related to this exit for the year ended December 31, 2008.

Other Exit Activities

In 2007, the Company decided to consolidate and relocate certain of its facilities, which continued into 2008. The Company incurred $21.4 million of charges for the year ended December 31, 2008, primarily related to the exit of certain operating leases.

Facility Consolidation Obligations

The components of the facility consolidation obligations for the Company’s restructuring and other exit activities at December 31, 2010 and their timing are as follows (dollars in thousands):

	Facilities Obligations	Sublease Income		Discounted Rents and Sublease	Net
		Contracted	Estimate
Years ending December 31,
2011	$3,962	$(565)	$(53)	$(434)	$2,910
2012	3,247	(589)	(325)	(181)	2,152
2013	1,334	(80)	(56)	(37)	1,161
Thereafter	—	—	—	—	—

Total future facility consolidation obligations	$8,543	$(1,234)	$(434)	$(652)	$6,223

NOTE 4—OPERATING INTEREST INCOME AND OPERATING INTEREST EXPENSE

The following table shows the components of operating interest income and operating interest expense (dollars in thousands):

	Year Ended December 31,
	2010	2009	2008
Operating interest income:
Loans	$879,013	$1,138,116	$1,587,838
Mortgage-backed and investment securities	386,347	471,087	436,165
Margin receivables	200,260	138,510	278,213
Other	81,093	84,845	167,724

Total operating interest income(1)	1,546,713	1,832,558	2,469,940

Operating interest expense:
Securities sold under agreements to repurchase	(129,574)	(200,121)	(291,570)
FHLB advances and other borrowings	(119,344)	(148,739)	(245,661)
Deposits	(62,828)	(211,788)	(615,848)
Other	(8,684)	(11,308)	(48,855)

Total operating interest expense(2)	(320,430)	(571,956)	(1,201,934)

Net operating interest income	$1,226,283	$1,260,602	$1,268,006

(1)

Operating interest income reflects $21.9 million, $53.9 million, and $26.1 million in income on hedges that qualify for hedge accounting for the years ended December 31, 2010, 2009, and 2008, respectively.

(2)

Operating interest expense reflects $122.4 million, $136.3 million, and $74.9 million in expense on hedges that qualify for hedge accounting for the years ended December 31, 2010, 2009, and 2008, respectively.

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

Recurring Fair Value Measurement Techniques

U.S. Treasury Securities and Agency Debentures

The fair value measurements of U.S. Treasury securities were classified as Level 1 of the fair value hierarchy as they were based on quoted market prices in active markets. The fair value measurements of agency debentures were classified as Level 2 of the fair value hierarchy as they were based on quoted market prices that can be derived from assumptions observable in the marketplace.

Residential Mortgage-backed Securities

The Company’s residential mortgage-backed securities portfolio was composed of agency mortgage-backed securities and CMOs, which represented the majority of the portfolio, and non-agency CMOs. As agency mortgage-backed securities and CMOs were guaranteed by U.S. government sponsored and federal agencies, these securities were AAA-rated as of December 31, 2010. The majority of the Company’s non-agency CMOs were backed by first lien mortgages and were below investment grade or non-rated as of December 31, 2010. The weighted average coupon rates for the residential mortgage-backed securities as of December 31, 2010 are shown in the following table:

Weighted Average Coupon Rate
Agency mortgage-backed securities	3.68%
Agency CMOs	4.21%
Non-agency CMOs	4.43%

The fair value of agency mortgage-backed securities was determined using market and income approaches with quoted market prices, recent market transactions and spread data for similar instruments. The fair value of agency CMOs was determined using market and income approaches with the Company’s own trading activities for identical or similar instruments. Agency mortgage-backed securities and CMOs were generally categorized in Level 2 of the fair value hierarchy.

Non-agency CMOs were valued using market and income approaches with market observable data, including recent market transactions when available. The Company also utilized a pricing service to corroborate the market observability of the Company’s inputs used in the fair value measurements. The valuations of non-agency CMOs reflect the Company’s best estimate of what market participants would consider in pricing the financial instruments. The following table presents additional information about the underlying loans and significant inputs for the valuation of non-agency CMOs as of December 31, 2010:

	Weighted Average	Range
Underlying loans:
Coupon rate	4.45%	2.55% - 6.83%
Maturity (years)	24	12 - 26
Significant inputs:
Yield	4%	0% -10%
Default rate(1)	15%	0% -100%
Loss severity	43%	0% -103%
Prepayment rate	9%	0% -60%

(1)	The default rate reflects the implied rate necessary to equate market price to the book yield given the market credit assumption.

The Company considers the price transparency for these financial instruments to be a key determinant of the degree of judgment involved in determining the fair value. The majority of the Company’s non-agency CMOs were categorized in Level 2 of the fair value hierarchy as of December 31, 2010.

Other Debt Securities

The fair value measurement of other agency debt securities was determined using market and income approaches along with the Company’s own trading activities for identical instruments and is generally categorized in Level 2 of the fair value hierarchy. The Company’s municipal bonds are revenue bonds issued by state and other local government agencies. The valuation of corporate bonds is impacted by the credit worthiness of the corporate issuer. The majority of the Company’s municipal bonds and corporate bonds were rated investment grade as of December 31, 2010. These securities are valued using a market approach with pricing service valuations corroborated by recent market transactions for similar or identical bonds. Municipal bonds and corporate bonds were categorized in Level 2 of the fair value hierarchy.

Derivative Instruments

Interest rate swap and option contracts were valued with an income approach using pricing models that are commonly used by the financial services industry. The market observable inputs used in the pricing models include the swap curve, the volatility surface and prime basis from a financial data provider. The Company does not consider these models to involve significant judgment on the part of management and corroborated the fair value measurements with counterparty valuations. The Company’s derivative instruments were categorized in Level 2 of the fair value hierarchy. The consideration of credit risk, the Company’s or the counterparty’s, did not result in an adjustment to the valuation of its derivative instruments in the periods presented.

Securities Owned and Securities Sold, Not Yet Purchased

Securities transactions entered into by a broker-dealer subsidiary are included in trading securities and securities sold, not yet purchased in the Company’s fair value disclosures. For equity securities, the Company’s definition of actively traded was based on average daily volume and other market trading statistics. The fair value of securities owned and securities sold, not yet purchased is determined using listed or quoted market prices and were categorized in Level 1 or Level 2 of the fair value hierarchy.

Recurring Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis are summarized below (dollars in thousands):

	Level 1	Level 2	Level 3	Fair Value
December 31, 2010:
Assets
Trading securities	$55,630	$5,913	$630	$62,173
Available-for-sale securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	—	12,898,114	—	12,898,114
Non-agency CMOs	—	200,169	195,220	395,389

Total residential mortgage-backed securities	—	13,098,283	195,220	13,293,503

Investment securities:
Debt securities:
Agency debentures	—	1,269,552	—	1,269,552
Other agency debt securities	—	187,462	—	187,462
Municipal bonds	—	37,331	—	37,331
Corporate bonds	—	17,829	—	17,829

Total investment securities	—	1,512,174	—	1,512,174

Total available-for-sale securities	—	14,610,457	195,220	14,805,677

Other assets:
Derivative assets(1)	—	248,911	—	248,911
Deposits with clearing organizations(2)	38,000	—	—	38,000

Total other assets measured at fair value on a recurring basis	38,000	248,911	—	286,911

Total assets measured at fair value on a recurring basis(3)	$93,630	$14,865,281	$195,850	$15,154,761

Liabilities
Derivative liabilities(1)	$—	$106,863	$—	$106,863
Securities sold, not yet purchased	51,889	2,846	—	54,735

Total liabilities measured at fair value on a recurring basis(3)	$51,889	$109,709	$—	$161,598

(1)	All derivative assets and liabilities are interest rate contracts. Information related to derivative instruments is detailed in Note 8—Accounting for Derivative Instruments and Hedging Activities.
(2)	Represents U.S. Treasury securities held by a broker-dealer subsidiary.
(3)	Assets and liabilities measured at fair value on a recurring basis represented 33% and less than 1% of the Company’s total assets and total liabilities, respectively.

	Level 1	Level 2	Level 3	Fair Value
December 31, 2009:
Assets
Investments required to be segregated under federal or other regulations(1)	$687,617	$—	$—	$687,617
Trading securities	31,085	5,727	1,491	38,303
Available-for-sale securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	—	8,948,904	17,972	8,966,876
Non-agency CMOs	—	140,534	234,629	375,163

Total residential mortgage-backed securities	—	9,089,438	252,601	9,342,039

Investment securities:
Debt securities:
Agency debentures	—	3,920,011	—	3,920,011
Municipal bonds	—	38,990	—	38,990
Corporate bonds	—	17,823	—	17,823

Total debt securities	—	3,976,824	—	3,976,824
Publicly traded equity securities:
Corporate investments	—	676	173	849

Total investment securities	—	3,977,500	173	3,977,673

Total available-for-sale securities	—	13,066,938	252,774	13,319,712

Other assets:
Derivative assets	—	93,397	—	93,397
Deposits with clearing organizations(1)	38,000	—	—	38,000

Total other assets measured at fair value on a recurring basis	38,000	93,397	—	131,397

Total assets measured at fair value on a recurring basis(2)	$756,702	$13,166,062	$254,265	$14,177,029

Liabilities
Derivative liabilities	$—	$143,602	$—	$143,602
Securities sold, not yet purchased	27,861	3,112	—	30,973

Total liabilities measured at fair value on a recurring basis(2)	$27,861	$146,714	$—	$174,575

(1)	Represents U.S. Treasury securities held by a broker-dealer subsidiary.
(2)	Assets and liabilities measured at fair value on a recurring basis represented 30% and less than 1% of the Company’s total assets and total liabilities, respectively.

The following tables present additional information about Level 3 assets and liabilities measured at fair value on a recurring basis (dollars in thousands):

	Trading Securities	Available-for-sale Securities
		Agency Mortgage- backed Securities and CMOs	Non-agency CMOs	Corporate Investments
Balance, December 31, 2009	$1,491	$17,972	$234,629	$173
Realized and unrealized gains (losses):(1)
Included in earnings(2)	(938)	—	(35,799)	—
Included in other comprehensive income (loss)(3)	—	—	80,695	(9)
Purchases, sales, other settlements and issuances, net	77	—	(32,520)	(119)
Transfers in to Level 3(4)	—	—	139,088	—
Transfers out of Level 3(4)	—	(17,972)	(190,873)	(45)

Balance, December 31, 2010	$630	$—	$195,220	$—

(1)	The majority of total realized and unrealized gains (losses) were related to instruments held at December 31, 2010.
(2)	The majority of realized and unrealized gains (losses) included in earnings are reported in the net impairment line item.
(3)	The majority of realized and unrealized gains (losses) included in other comprehensive income (loss) are reported in the net change from available-for-sale securities line item.
(4)	The Company’s transfers in and out of Level 3 are as of the beginning of the reporting period on a quarterly basis.

	Trading Securities	Available-for-sale Securities			Derivative Instruments, Net(5)
		Agency Mortgage- backed Securities and CMOs	Non-agency CMOs	Corporate Investments
Balance, December 31, 2008	$33,406	$—	$304,661	$170	$(492)
Realized and unrealized gains (losses):(1)
Included in earnings(2)	2,016	—	(86,215)	—	492
Included in other comprehensive income (loss)(3)	—	(783)	102,346	3	—
Purchases, sales, other settlements and issuances, net	(37,377)	4	(84,050)	—	—
Transfers in and/or (out) of Level 3(4)	3,446	18,751	(2,113)	—	—

Balance, December 31, 2009	$1,491	$17,972	$234,629	$173	$—

(1)	The majority of total realized and unrealized gains (losses) were related to instruments held at December 31, 2009.
(2)	The majority of realized and unrealized gains (losses) included in earnings are reported in the net impairment line item.
(3)	The majority of realized and unrealized gains (losses) included in other comprehensive income (loss) are reported in the net change from available-for-sale securities line item.
(4)	The Company’s transfers in and out of Level 3 are as of the beginning of the reporting period on a quarterly basis.
(5)	Represents derivative assets net of derivative liabilities for presentation purposes only.

	Trading Securities	Available-for-sale Securities		Derivative Instruments, Net(5)
		Residential Mortgage- backed Securities	Investment Securities
Balance, January 1, 2008	$37,795	$768,815	$2,117	$(3,644)
Realized and unrealized gains (losses):(1)
Included in earnings(2)	387	(99,895)	(970)	2,896
Included in other comprehensive income (loss)(3)	—	(144,947)	(1,096)	—
Purchases, sales, other settlements and issuances, net	(2,386)	(72,177)	119	256
Transfers in and/or (out) of Level 3(4)	(2,390)	(147,135)	—	—

Balance, December 31, 2008	$33,406	$304,661	$170	$(492)

(1)	The majority of total realized and unrealized gains (losses) were related to instruments held at December 31, 2008.
(2)	The majority of realized and unrealized gains (losses) included in earnings are reported in the net impairment line item.
(3)	The majority of realized and unrealized gains (losses) included in other comprehensive income (loss) are reported in the net change from available-for-sale securities line item.
(4)	The Company’s transfers in and out of Level 3 are as of the beginning of the reporting period on a quarterly basis.
(5)	Represents derivative assets net of derivative liabilities for presentation purposes only.

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

The Company’s transfers of certain CMOs in and out of Level 3 are generally driven by changes in price transparency for the securities. Financial instruments for which actively quoted prices or pricing parameters are available will have a higher degree of price transparency than financial instruments that are thinly traded or not quoted. As of December 31, 2010, less than 1% of the Company’s total assets and none of its total liabilities represented instruments measured at fair value on a recurring basis categorized as Level 3.

Nonrecurring Fair Value Measurements

The Company records certain other assets at fair value on a nonrecurring basis: 1) one- to four-family and home equity loans in which the amount of the loan balance in excess of the estimated current property value less costs to sell has been charged-off; and 2) real estate acquired through foreclosure that is carried at the lower of the property’s carrying value or fair value, less estimated selling costs. The following table presents the fair value of assets prior to deducting estimated selling costs that were carried on the consolidated balance sheet as of December 31, 2010 and 2009, and for which a nonrecurring fair value measurement has been recorded (dollars in thousands):

	As of December 31,
	2010	2009(1)
One- to four-family	$880,044	N/A
Home equity	61,940	N/A

Total loans receivable measured at fair value	$941,984	$883,752

REO	$140,029	$89,053

(1)

Certain disclosures are not presented for periods prior to the adoption date as the amended fair value measurement disclosure guidance for certain items was not adopted by the Company until January 1, 2010. Prior year amounts were updated to exclude costs to sell.

Property valuations are based on the most recent property value data available, which may include appraisals, prices for identical or similar properties, broker price opinions or home price indices. These fair value measurements were classified as Level 3 of the fair value hierarchy as the majority of the valuations included Level 3 inputs that were significant to the estimate of fair value.

The following table presents the losses associated with the assets measured at fair value on a nonrecurring basis during the years ended December 31, 2010, 2009 and 2008 (dollars in thousands):

	Year Ended December 31,
	2010	2009	2008
One- to four-family(1)	$291,351	N/A	N/A
Home equity(1)	152,386	N/A	N/A

Total losses on loans receivable measured at fair value	$443,737	$556,685	$224,463

REO(2)	$41,203	$56,460	N/A

(1)	Certain disclosures are not presented for periods prior to the adoption date as the amended fair value measurement guidance for certain items was not adopted by the Company until January 1, 2010.
(2)

Certain disclosures are not presented for periods prior to the adoption date as the amended fair value measurement guidance for nonfinancial assets was not adopted by the Company until January 1, 2009.

Debt Exchange

In the third quarter of 2009, the Company exchanged $1.7 billion aggregate principal amount of its 12 1/2% Notes and 8% Notes for an equal principal amount of newly-issued non-interest-bearing convertible debentures. The Debt Exchange was accounted for as a debt extinguishment at fair value with the resulting loss recognized in the consolidated statement of loss. The Company’s methodology for determining the fair value of the non-interest-bearing convertible debentures was based on the following three factors: 1) intrinsic value of the underlying stock; 2) value of the 10-year put option; and 3) liquidity discount.

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

The following table outlines the Company’s fair value measurement of the non-interest-bearing convertible debentures, including the fair value of each individual component, using the $13.50 closing stock price on August 25, 2009, the date of consummation of the Debt Exchange (dollars in thousands):

	August 25, 2009
	Fair Value	Fair Value as a % of Principal Amount
Intrinsic value of the underlying stock	$2,273,222	131%
Value of 10-year put option	467,699	27%
Liquidity discount	(274,092)	(16)%

Fair value of convertible debentures(1)	$2,466,829	142%

(1)	The Company classified this fair value measurement as Level 3 of the fair value hierarchy as the liquidity discount represented an unobservable input significant to the fair value measurement.

Disclosures about Fair Value of Financial Instruments

The fair value measurements accounting guidance also requires the disclosure of the fair value of financial instruments not otherwise disclosed above. Different market assumptions and estimation methodologies could significantly affect fair value amounts. The fair value of financial instruments, not otherwise disclosed above, whose fair value approximates carrying value is summarized as follows:

•	Cash and equivalents, cash required to be segregated, margin receivables and customer payables—Fair value is estimated to be carrying value.

•	Investment in FHLB stock—FHLB stock is carried at cost, which is considered to be a reasonable estimate of fair value.

The fair value of financial instruments whose fair values were different from their carrying values is summarized below (dollars in thousands):

	December 31, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Held-to-maturity securities	$2,462,710	$2,422,335	$—	$—
Loans, net(1)	$15,127,390	$13,431,465	$19,174,933	$18,439,112
Liabilities
Deposits	$25,240,297	$25,259,496	$25,597,721	$25,620,950
Securities sold under agreements to repurchase	$5,888,249	$5,955,283	$6,441,875	$6,518,762
FHLB advances and other borrowings	$2,731,714	$2,658,311	$2,746,959	$2,562,228
Corporate debt	$2,145,881	$2,855,318	$2,458,691	$3,390,734

(1)	The carrying value of loans, net includes the allowance for loan losses of $1.0 billion and $1.2 billion as of December 31, 2010 and 2009, respectively.

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

Loans, net—For the held-for-investment one- to four-family, home equity and consumer and other loans portfolio, fair value is estimated using a discounted cash flow model. Loans are differentiated based on their individual portfolio characteristics, such as product classification, loan category, pricing features and remaining maturity. Assumptions for expected losses, prepayments and discount rates are adjusted to reflect the individual characteristics of the loans, such as credit risk, coupon, term, and payment characteristics, as well as the secondary market conditions for these types of loans. There was limited or no observable market data for the home equity and one- to four-family loan portfolios, which indicates that the market for these types of loans is considered to be inactive. The decrease in these fair values when compared to the fair value for the year ended December 31, 2009 was driven primarily by changes to the assumed discount and prepayment rates. Given the limited market data, these fair value measurements cannot be determined with precision and changes in the underlying assumptions used, including discount rates, could significantly affect the results of current or future fair value estimates. In addition, the amount that would be realized in a forced liquidation, an actual sale or immediate settlement could be significantly lower than both the carrying value and the estimated fair value of the portfolio.

For loans held-for-sale that were originated through, but not yet purchased by a third party company, fair value is estimated using third party commitments to purchase loans.

Deposits—For sweep deposits, complete savings deposits, other money market and savings deposits and checking deposits, fair value is the amount payable on demand at the reporting date. For certificates of deposit and brokered certificates of deposit, fair value is estimated by discounting future cash flows at the rates currently offered for deposits of similar remaining maturities.

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

In the normal course of business, the Company makes various commitments to extend credit and incur contingent liabilities that are not reflected in the consolidated balance sheet. Changes in the economy or interest rates may influence the impact that these commitments and contingencies have on the Company in the future. The Company does not estimate the fair value of those commitments. The Company has the right to cancel these commitments in certain circumstances and has closed a significant amount of customer home equity lines of credit in recent periods. As of December 31, 2010, the Company had $1.0 billion of unfunded commitments to extend credit. Information related to such commitments and contingent liabilities is detailed in Note 22—Commitments, Contingencies and Other Regulatory Matters.

NOTE 6—AVAILABLE-FOR-SALE AND HELD-TO-MATURITY SECURITIES

The amortized cost basis and fair value of available-for-sale and held-to-maturity securities are shown in the following tables (dollars in thousands):

	Amortized Cost	Gross Unrealized / Unrecognized Gains	Gross Unrealized / Unrecognized Losses	Fair Value
December 31, 2010:
Available-for-sale securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$13,017,814	$71,274	$(190,974)	$12,898,114
Non-agency CMOs	490,250	2,885	(97,746)	395,389

Total residential mortgage-backed securities	13,508,064	74,159	(288,720)	13,293,503

Investment securities:
Debt securities:
Agency debentures	1,324,464	3,470	(58,382)	1,269,552
Other agency debt securities	187,622	2,880	(3,040)	187,462
Municipal bonds	42,399	—	(5,068)	37,331
Corporate bonds	25,356	—	(7,527)	17,829

Total investment securities	1,579,841	6,350	(74,017)	1,512,174

Total available-for-sale securities	$15,087,905	$80,509	$(362,737)	$14,805,677

Held-to-maturity securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$1,928,651	$4,747	$(36,348)	$1,897,050
Investment securities:
Debt securities:
Agency debentures	219,197	—	(3,025)	216,172
Other agency debt securities	314,862	—	(5,749)	309,113

Total investment securities	534,059	—	(8,774)	525,285

Total held-to-maturity securities	$2,462,710	$4,747	$(45,122)	$2,422,335

December 31, 2009:
Available-for-sale securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$8,945,396	$85,184	$(63,704)	$8,966,876
Non-agency CMOs	590,215	17	(215,069)	375,163

Total residential mortgage-backed securities	9,535,611	85,201	(278,773)	9,342,039

Investment securities:
Debt securities:
Agency debentures	3,928,927	5,883	(14,799)	3,920,011
Municipal bonds	42,474	—	(3,484)	38,990
Corporate bonds	25,422	6	(7,605)	17,823

Total debt securities	3,996,823	5,889	(25,888)	3,976,824
Publicly traded equity securities:
Corporate investments	173	676	—	849

Total investment securities	3,996,996	6,565	(25,888)	3,977,673

Total available-for-sale securities	$13,532,607	$91,766	$(304,661)	$13,319,712

Contractual Maturities

The contractual maturities of all available-for-sale and held-to-maturity debt securities at December 31, 2010 are shown below (dollars in thousands):

	Amortized Cost	Fair Value
Available-for-sale debt securities:
Due within one to five years	$464,415	$466,599
Due within five to ten years	733,144	724,338
Due after ten years	13,890,346	13,614,740

Total available-for-sale debt securities	$15,087,905	$14,805,677

Held-to-maturity debt securities:
Due within one to five years	$225,169	$222,057
Due within five to ten years	722,664	711,759
Due after ten years	1,514,877	1,488,519

Total held-to-maturity debt securities	$2,462,710	$2,422,335

The Company pledged $5.6 billion and $7.3 billion at December 31, 2010 and 2009, respectively, of available-for-sale securities and $0.9 billion at December 31, 2010 of held-to-maturity securities as collateral for federal reserves, repurchase agreements and other purposes.

Other-Than-Temporary Impairment of Investments

The following tables show the fair value and unrealized or unrecognized losses on available-for-sale and held-to-maturity securities, aggregated by investment category, and the length of time that individual securities have been in a continuous unrealized or unrecognized loss position (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized / Unrecognized Losses	Fair Value	Unrealized / Unrecognized Losses	Fair Value	Unrealized / Unrecognized Losses
December 31, 2010:
Available-for-sale securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$8,204,906	$(188,159)	$165,478	$(2,815)	$8,370,384	$(190,974)
Non-agency CMOs	—	—	377,309	(97,746)	377,309	(97,746)
Debt securities:
Agency debentures	877,135	(58,382)	—	—	877,135	(58,382)
Other agency debt securities	105,113	(3,040)	—	—	105,113	(3,040)
Municipal bonds	17,937	(2,193)	19,394	(2,875)	37,331	(5,068)
Corporate bonds	—	—	17,829	(7,527)	17,829	(7,527)

Total temporarily impaired available-for-sale securities	$9,205,091	$(251,774)	$580,010	$(110,963)	$9,785,101	$(362,737)

Held-to-maturity securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$1,283,817	$(36,348)	$—	$—	$1,283,817	$(36,348)
Debt securities:
Agency debentures	216,172	(3,025)	—	—	216,172	(3,025)
Other agency debt securities	309,113	(5,749)	—	—	309,113	(5,749)

Total temporarily impaired held-to-maturity securities	$1,809,102	$(45,122)	$—	$—	$1,809,102	$(45,122)

December 31, 2009:
Available-for-sale securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$3,656,469	$(42,667)	$946,056	$(21,037)	$4,602,525	$(63,704)
Non-agency CMOs	27,245	(14,747)	347,600	(200,322)	374,845	(215,069)
Debt securities:
Agency debentures	2,349,310	(14,799)	—	—	2,349,310	(14,799)
Municipal bonds	—	—	38,986	(3,484)	38,986	(3,484)
Corporate bonds	—	—	17,748	(7,605)	17,748	(7,605)

Total temporarily impaired available-for-sale securities	$6,033,024	$(72,213)	$1,350,390	$(232,448)	$7,383,414	$(304,661)

Effective April 1, 2009, the Company adopted the amended guidance for the recognition and presentation of OTTI for debt securities. The Company assessed whether it intends to sell, or whether it is more likely than not that the Company will be required to sell a security before recovery of its amortized cost basis. For debt securities that are considered other-than-temporarily impaired and that the Company does not intend to sell and will not be required to sell prior to recovery of its amortized cost basis, the Company determines the amount of the impairment that is related to credit and the amount due to all other factors. The credit loss component is the difference between the security’s amortized cost basis and the present value of its expected future cash flows, and is recognized in earnings. The noncredit loss component is the difference between the present value of its expected future cash flows and the fair value and is recognized through other comprehensive income (loss).

The Company does not believe that any individual unrealized loss in the available-for-sale or unrecognized loss in the held-to-maturity portfolio as of December 31, 2010 represents a credit related impairment. The majority of the unrealized losses on mortgage-backed securities are attributable to changes in interest rates and a re-pricing of risk in the market. All agency mortgage-backed securities and CMOs and agency debentures are AAA-rated. Municipal bonds and corporate bonds are evaluated by reviewing the credit-worthiness of the issuer and general market conditions. The Company does not intend to sell the securities in an unrealized loss position and it is not more likely than not that the Company will be required to sell the debt securities before the anticipated recovery of its remaining amortized cost of the securities in an unrealized loss position at December 31, 2010.

The majority of the Company’s available-for-sale and held-to-maturity portfolio consists of residential mortgage-backed securities. For residential mortgage-backed securities, the Company calculates the credit portion of OTTI by comparing the present value of the expected future cash flows with the amortized cost basis of the security. The expected future cash flows are determined using the remaining contractual cash flows adjusted for future credit losses. The estimate of expected future credit losses includes the following assumptions: 1) expected default rates based on current delinquency trends, foreclosure statistics of the underlying mortgages and loan documentation type; 2) expected loss severity based on the underlying loan characteristics, including loan-to-value, origination vintage and geography; and 3) expected loan prepayments and principal reduction based on current experience and existing market conditions that may impact the future rate of prepayments. The expected cash flows of the security are then discounted at the interest rate used to recognize interest income on the security to arrive at the present value amount. The following table presents a summary of the significant inputs considered for securities that were other-than-temporarily impaired as of December 31, 2010:

	December 31, 2010
	Weighted Average	Range
Default rate(1)	10%	1% – 40%
Loss severity	46%	40% – 65%
Prepayment rate	7%	2% – 22%

(1)	Represents the expected default rate for the next twelve months.

The following table presents a roll-forward of the credit loss component of the amortized cost of debt securities that have noncredit loss recognized in other comprehensive income (loss) and credit loss recognized in earnings for the years ended December 31, 2010 and 2009 (dollars in thousands):

	Year Ended December 31,
	2010	2009(1)
Credit loss balance, beginning of period	$150,372	$80,060
Additions:
Initial credit impairment	1,642	11,780
Subsequent credit impairment	36,024	58,532

Credit loss balance, end of period	$188,038	$150,372

(1)	The Company adopted the amended guidance for the recognition and presentation of OTTI for debt securities on April 1, 2009.

Within the securities portfolio, the highest concentration of credit risk is the non-agency CMO portfolio. The Company concluded that approximately $387.3 million of non-agency CMO securities for the year ended December 31, 2010 were other-than-temporarily impaired as a result of deterioration in the expected credit performance of the underlying loans in the securities. The following table shows the components of net impairment for the periods presented (dollars in thousands):

	Year Ended December 31,
	2010	2009(1)	2008
Other-than-temporary impairment (“OTTI”)	$(41,510)	$(232,139)	$(95,010)
Less: noncredit portion of OTTI recognized in other comprehensive income (loss) (before tax)	3,840	143,044	—

Net impairment	$(37,670)	$(89,095)	$(95,010)

(1)	The Company adopted the amended guidance for the recognition and presentation of OTTI for debt securities on April 1, 2009.

Gains (Losses) on Loans and Securities, Net

The detailed components of the gains (losses) on loans and securities, net line item on the consolidated statement of loss are as follows (dollars in thousands):

	Year Ended December 31,
	2010	2009	2008
Gains (losses) on loans, net	$6,266	$(12,496)	$(783)
Gains (losses) on securities, net
Gains on available-for-sale securities and other investments	160,952	203,619	49,397
Losses on available-for-sale securities and other investments	(187)	(30,441)	(17,007)
Gains (losses) on trading securities, net	162	7,845	(134,297)
Hedge ineffectiveness	(981)	579	2,217

Gains (losses) on securities, net	159,946	181,602	(99,690)

Gains (losses) on loans and securities, net	$166,212	$169,106	$(100,473)

NOTE 7—LOANS, NET

Loans, net are summarized as follows (dollars in thousands):

	December 31,
	2010	2009
Loans held-for-sale	$5,471	$7,865
Loans receivable, net:
One- to four-family	8,170,329	10,567,129
Home equity	6,410,311	7,769,711
Consumer and other	1,443,398	1,841,317

Total loans receivable	16,024,038	20,178,157
Unamortized premiums, net	129,050	171,649
Allowance for loan losses	(1,031,169)	(1,182,738)

Total loans receivable, net	15,121,919	19,167,068

Total loans, net	$15,127,390	$19,174,933

The Company’s total loans receivable of $16.0 billion included $15.0 billion of loans that were not modified as a TDR and $1.0 billion of TDRs at December 31, 2010. The Company’s allowance for loans losses included $674.2 million in general allowance and $357.0 million in specific valuation allowance at December 31, 2010. In addition to these loans, the Company had $43.4 million in commitments to originate mortgage loans at December 31, 2010. The Company had $5.5 million in commitments to sell mortgage loans and no commitments to purchase loans at December 31, 2010 (See Note 22—Commitments, Contingencies, and Other Regulatory Matters).

The following table shows the percentage of adjustable- and fixed-rate loans in the Company’s portfolio (dollars in thousands):

	December 31, 2010		December 31, 2009
	Amount	% of Total	Amount	% of Total
Adjustable-rate loans:
One- to four-family	$6,253,773	39.0%	$7,916,259	39.2%
Home equity	4,868,671	30.4	5,770,779	28.6
Consumer and other	139,168	0.9	214,086	1.1

Total adjustable rate loans	11,261,612	70.3	13,901,124	68.9
Fixed-rate loans	4,767,897	29.7	6,284,898	31.1

Total loans(1)	$16,029,509	100.0%	$20,186,022	100.0%

(1)	Includes the principal balance of held-for-sale loans of $5.5 million and $7.9 million for the years ended December 31, 2010 and 2009, respectively.

The weighted-average remaining maturity of mortgage loans secured by one- to four-family residences was 307 and 316 months at December 31, 2010 and 2009, respectively. Additionally, all mortgage loans outstanding at December 31, 2010 and 2009 in the held-for-investment portfolio were serviced by other companies.

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

Credit Quality

The Company tracks and reviews factors to predict and monitor credit risk in its loan portfolio on an ongoing basis. These factors include: loan type, estimated current LTV/CLTV ratios, documentation type, borrowers’ current credit scores, housing prices, acquisition channel, loan vintage and geographic location of the property. In economic conditions in which housing prices generally appreciate, the Company believes that loan type, LTV/CLTV ratios, documentation type and credit scores are the key factors in determining future loan performance. In a housing market with declining home prices and less credit available for refinance, the Company believes the LTV/CLTV ratio becomes a more important factor in predicting and monitoring credit risk. The factors are updated on at least a quarterly basis. The following tables show the distribution of the Company’s one- to four-family and home equity loans, both of which make up the vast majority of the Company’s loan portfolio, by credit quality indicator (dollars in thousands):

	One- to Four-Family		Home Equity
	December 31,		December 31,
Current LTV/CLTV(1)	2010	2009	2010	2009
<=70%	$1,380,327	$2,095,290	$1,084,876	$1,379,617
70%-80%	852,906	1,148,169	400,029	507,589
80%-90%	1,168,293	1,464,159	575,924	705,576
90%-100%	1,161,238	1,500,907	727,006	885,873
>100%	3,607,565	4,358,604	3,622,476	4,291,056

Total mortgage loans receivable	$8,170,329	$10,567,129	$6,410,311	$7,769,711

Average estimated current LTV/CLTV(2)	100.8%	97.3%	107.7%	106.0%
Average LTV/CLTV at loan origination(3)	70.6%	70.1%	79.3%	79.5%

(1)

Current CLTV calculations for home equity loans are based on the maximum available line for home equity lines of credit and outstanding principal balance for home equity installment loans. Current property values are updated on a quarterly basis using the most recent property value data available to the Company. For properties in which the Company did not have an updated valuation, it utilized home price indices to estimate the current property value.

(2)	The average estimated current LTV ratio reflects the outstanding balance at the balance sheet date, divided by the estimated current property value.
(3)	Average LTV/CLTV at loan origination calculations are based on LTV/CLTV at time of purchase for one- to four-family purchased loans and undrawn balances for home equity loans.

	One- to Four-Family		Home Equity
	December 31,		December 31,
Documentation Type	2010	2009	2010	2009
Full documentation	$3,556,480	$5,708,645	$3,201,381	$3,735,672
Low/no documentation	4,613,849	4,858,484	3,208,930	4,034,039

Total mortgage loans receivable	$8,170,329	$10,567,129	$6,410,311	$7,769,711

	One- to Four-Family		Home Equity
	December 31,		December 31,
Current FICO (1)	2010	2009	2010	2009
>=720	$4,438,443	$6,313,183	$3,101,814	$4,154,399
719 - 700	709,635	870,061	665,741	782,593
699 - 680	566,256	697,998	550,756	622,851
679 - 660	434,775	492,776	411,709	472,581
659 - 620	633,983	647,914	512,528	584,816
<620	1,387,237	1,545,197	1,167,763	1,152,471

Total mortgage loans receivable	$8,170,329	$10,567,129	$6,410,311	$7,769,711

(1)

FICO scores are updated on a quarterly basis; however, as of December 31, 2010 and 2009, there were some loans for which the updated FICO scores were not available. The current FICO distribution as of December 31, 2010 included original FICO scores for approximately $218 million and $168 million of one- to four-family and home equity loans, respectively. The current FICO distribution as of December 31, 2009 included original FICO scores for approximately $365 million and $847 million of one- to four-family and home equity loans, respectively.

	One- to Four-Family		Home Equity
	December 31,		December 31,
Acquisition Channel	2010	2009	2010	2009
Purchased from a third party	$6,687,741	$8,660,236	$5,607,236	$6,803,894
Originated by the Company	1,482,588	1,906,893	803,075	965,817

Total mortgage loans receivable	$8,170,329	$10,567,129	$6,410,311	$7,769,711

	One- to Four-Family		Home Equity
	December 31,		December 31,
Vintage Year	2010	2009	2010	2009
2003 and prior	$297,639	$438,367	$392,112	$550,065
2004	759,307	1,034,906	585,729	715,414
2005	1,713,400	2,219,143	1,615,736	1,898,532
2006	3,108,280	3,944,190	2,999,072	3,626,355
2007	2,276,632	2,904,159	805,045	963,851
2008	15,071	26,364	12,617	15,494

Total mortgage loans receivable	$8,170,329	$10,567,129	$6,410,311	$7,769,711

	One- to Four-Family		Home Equity
	December 31,		December 31,
Geographic Location	2010	2009	2010	2009
California	$3,773,623	$4,829,595	$2,038,325	$2,472,789
New York	612,988	800,923	459,018	533,779
Florida	563,412	717,811	456,029	561,895
Virginia	338,132	438,554	277,993	327,886
Other states	2,882,174	3,780,246	3,178,946	3,873,362

Total mortgage loans receivable	$8,170,329	$10,567,129	$6,410,311	$7,769,711

Nonperforming Loans

The following table shows the loans receivable by delinquency category as of December 31, 2010 and 2009 (dollars in thousands):

			Nonperforming Loans
	Current	30-89 Days Delinquent	90-179 Days Delinquent	180+ Days Delinquent	Total
December 31, 2010
One- to four-family	$6,770,513	$388,580	$226,052	$785,184	$8,170,329
Home equity	6,040,021	175,607	142,997	51,686	6,410,311
Consumer and other	1,412,707	25,209	4,802	680	1,443,398

Total loans receivable	$14,223,241	$589,396	$373,851	$837,550	$16,024,038

December 31, 2009
One- to four-family	$8,809,505	$527,946	$386,816	$842,862	$10,567,129
Home equity	7,272,930	246,205	194,623	55,953	7,769,711
Consumer and other	1,804,239	30,353	6,047	678	1,841,317

Total loans receivable	$17,886,674	$804,504	$587,486	$899,493	$20,178,157

The Company classifies loans as nonperforming and ceases accruing interest when they are 90 days past due. If the Company’s nonperforming loans at December 31, 2010 had been performing in accordance with their terms, the Company would have recorded interest income of approximately $121.5 million, $108.7 million and $45.9 million for the years ended December 31, 2010, 2009 and 2008, respectively. During 2010, the Company recognized $26.3 million in interest on loans that were in nonperforming status at December 31, 2010. At December 31, 2010 and 2009 there were no commitments to lend additional funds to any of these borrowers.

Allowance for Loan Losses

The following table provides a roll-forward by loan portfolio of the allowance for loan losses for the years ended December 31, 2010, 2009 and 2008 (dollars in thousands):

	Year Ended December 31, 2010
	One- to Four- Family	Home Equity	Consumer and Other	Total
Allowance for loan losses, beginning of period	$489,887	$620,067	$72,784	$1,182,738
Provision for loan losses	202,302	529,461	47,649	779,412
Charge-offs	(302,595)	(600,035)	(80,359)	(982,989)
Recoveries	—	26,596	25,412	52,008

Charge-offs, net	(302,595)	(573,439)	(54,947)	(930,981)

Allowance for loan losses, end of period	$389,594	$576,089	$65,486	$1,031,169

	Year Ended December 31, 2009
	One- to Four- Family	Home Equity	Consumer and Other	Total
Allowance for loan losses, beginning of period	$185,163	$833,835	$61,613	$1,080,611
Provision for loan losses	669,043	737,192	91,877	1,498,112
Charge-offs	(364,319)	(966,259)	(111,609)	(1,442,187)
Recoveries	—	15,299	30,903	46,202

Charge-offs, net	(364,319)	(950,960)	(80,706)	(1,395,985)

Allowance for loan losses, end of period	$489,887	$620,067	$72,784	$1,182,738

	Year Ended December 31, 2008
	One- to Four- Family	Home Equity	Consumer and Other	Total
Allowance for loan losses, beginning of period	$18,831	$459,167	$30,166	$508,164
Provision for loan losses	303,851	1,186,625	93,190	1,583,666
Charge-offs	(137,974)	(820,201)	(84,840)	(1,043,015)
Recoveries	455	8,244	23,097	31,796

Charge-offs, net	(137,519)	(811,957)	(61,743)	(1,011,219)

Allowance for loan losses, end of period	$185,163	$833,835	$61,613	$1,080,611

Impaired Loans—Troubled Debt Restructurings

The Company has an active loan modification program that focuses on the mitigation of potential losses in the loan portfolio. As part of the program, the Company considers modifications in which it made an economic concession to a borrower experiencing financial difficulty a TDR. The various types of economic concessions that may be granted typically consist of interest rate reductions, maturity date extensions, principal or accrued interest forgiveness or a combination of these concessions. The Company has also modified a number of loans through traditional collections actions taken in the normal course of servicing delinquent accounts. These actions typically result in an insignificant delay in the timing of payments; therefore, the Company does not consider such activities to be economic concessions to the borrowers. A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual term of the loan agreement. Upon being classified as a TDR loan, such loan is categorized as an impaired loan and impairment is measured on an individual basis.

Included in the allowance for loan losses was a specific allowance of $357.0 million and $193.6 million that was established for TDRs at December 31, 2010 and 2009, respectively. The specific allowance for these individually impaired loans represents the expected loss over the remaining life of the loan, including the economic concession to the borrower. The average recorded investment in TDR loans was $860.2 million and $309.8 million and the interest income recognized on a cash basis on these loans was $18.7 million and $6.8 million for the years ended December 31, 2010 and 2009, respectively. The following table shows detailed information related to the Company’s modified loans accounted for as TDRs as December 31, 2010 and 2009 (dollars in thousands):

	Recorded Investment in TDRs	Specific Valuation Allowance	Net Investment in TDRs	Specific Valuation Allowance as a % of TDR Loans	Total Expected Losses
December 31, 2010
One- to four-family	$548,542	$84,492	$464,050	15%	28%
Home equity	488,329	272,475	215,854	56%	59%

Total	$1,036,871	$356,967	$679,904	34%	42%

December 31, 2009
One- to four-family	$207,581	$26,916	$180,665	13%	21%
Home equity	371,320	166,636	204,684	45%	48%

Total	$578,901	$193,552	$385,349	33%	38%

At December 31, 2010 and 2009, respectively, $865.0 million and $519.2 million of TDRs had an associated specific valuation allowance, and $171.9 million and $59.7 million did not have an associated specific valuation allowance as the amount of the loan balance in excess of the estimated current property value less costs to sell had been charged-off. At December 31, 2010 and 2009, the unpaid principal balance in one- to four-family TDRs was $546.4 million and $207.7 million, respectively. For home equity loans, the recorded investment in TDRs represents the unpaid principal balance.

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

	Fair Value
	Asset(1)	Liability(2)	Net(3)
December 31, 2010
Derivatives designated as hedging instruments:
Interest rate contracts:
Cash flow hedges	$138,875	$(88,075)	$50,800
Fair value hedges	110,036	(18,788)	91,248

Total derivatives designated as hedging instruments(4)	$248,911	$(106,863)	$142,048

December 31, 2009
Derivatives designated as hedging instruments:
Interest rate contracts:
Cash flow hedges	$87,534	$(143,602)	$(56,068)
Fair value hedges	5,863	—	5,863

Total derivatives designated as hedging instruments(4)	$93,397	$(143,602)	$(50,205)

(1)	Reflected in the other assets line item on the consolidated balance sheet.
(2)	Reflected in the other liabilities line item on the consolidated balance sheet.
(3)	Represents derivative assets net of derivative liabilities for presentation purposes only.
(4)	There were no derivatives not designated as hedging instruments as of December 31, 2010 and 2009.

Cash Flow Hedges

Cash flow hedges, which include a combination of interest rate swaps, forward-starting swaps and purchased options, including caps and floors, are used primarily to reduce the variability of future cash flows associated with existing variable-rate assets and liabilities and forecasted issuances of liabilities.

The effective portion of changes in fair value of the derivative instruments that hedge cash flows is reported as a component of accumulated other comprehensive loss, net of tax in the consolidated balance sheet, for both active and terminated hedges. Amounts are then included in net operating interest income as a yield adjustment in the same period the hedged forecasted transaction affects earnings. The ineffective portion of changes in fair value of the derivative instrument is reported in the gains (losses) on loans and securities, net line item in the consolidated statement of loss.

If it becomes probable that a hedged forecasted transaction will not occur, amounts included in accumulated other comprehensive loss related to the specific hedging instruments would be immediately reclassified into the gains (losses) on loans and securities, net line item in the consolidated statement of loss. If hedge accounting is discontinued because a derivative instrument ceases to be a highly effective hedge; or is sold, terminated or de-designated, amounts included in accumulated other comprehensive loss related to the specific hedging instrument continue to be reported in accumulated other comprehensive loss until the forecasted transaction affects earnings. Derivative instruments no longer in hedging relationships continue to be recorded at fair value with changes in fair value being reported in the gains (losses) on loans and securities, net line item in the consolidated statement of loss.

The future issuances of liabilities, including repurchase agreements, are largely dependent on the market demand and liquidity in the wholesale borrowings market. As of December 31, 2010, the Company believes the forecasted issuance of all debt in cash flow hedge relationships is probable. However, unexpected changes in market conditions in future periods could impact the ability to issue this debt. The Company believes the forecasted issuance of debt in the form of repurchase agreements is most susceptible to an unexpected change in market conditions.

The following table summarizes information related to the Company’s interest rate contracts in cash flow hedge relationships, hedging variable-rate assets and liabilities and the forecasted issuances of liabilities (dollars in thousands):

	Notional Amount	Fair Value			Weighted-Average
		Asset	Liability	Net	Pay Rate	Receive Rate	Strike Rate	Remaining Life (Years)
December 31, 2010
Pay-fixed interest rate swaps:
Repurchase agreements	$1,475,000	$15,314	$(50,587)	$(35,273)	3.59%	0.29%	N/A	9.29
FHLB advances	450,000	—	(36,907)	(36,907)	4.19%	0.30%	N/A	8.13
Purchased interest rate forward-starting swaps:
Repurchase agreements	200,000	—	(581)	(581)	2.88%	N/A	N/A	7.03
Purchased interest rate options:(1)
Caps	3,330,000	84,045	—	84,045	N/A	N/A	3.70%	3.68
Floors	900,000	39,516	—	39,516	N/A	N/A	6.36%	1.98

Total cash flow hedges	$6,355,000	$138,875	$(88,075)	$50,800	3.65%	0.30%	4.27%	5.16

December 31, 2009
Pay-fixed interest rate swaps:
Repurchase agreements	$1,565,000	$—	$(125,954)	$(125,954)	4.87%	0.26%	N/A	9.68
FHLB advances	530,000	—	(17,648)	(17,648)	4.32%	0.25%	N/A	8.11
Purchased interest rate forward-starting swaps:
Repurchase agreements	200,000	2,031	—	2,031	3.88%	N/A	N/A	10.09
Purchased interest rate options:(1)
Caps	2,185,000	36,233	—	36,233	N/A	N/A	4.76%	3.42
Floors	1,900,000	49,270	—	49,270	N/A	N/A	6.43%	1.46

Total cash flow hedges	$6,380,000	$87,534	$(143,602)	$(56,068)	4.66%	0.25%	5.54%	4.97

(1)	Caps are used to hedge repurchase agreements and FHLB advances. Floors are used to hedge home equity lines of credit.

Additionally, the Company enters into forward purchase and sale agreements, which may be considered cash flow hedges, when the terms of the commitments exactly match the terms of the securities purchased or sold. As of December 31, 2010, there were no forward contracts accounted for as cash flow hedges.

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

	For the Year Ended December 31,
	2010	2009	2008
Impact on accumulated other comprehensive loss (net of tax):
Beginning balance	$(278,548)	$(417,489)	$(132,223)
Unrealized gains (losses), net	(77,724)	101,886	(302,132)
Reclassifications into earnings, net	47,774	37,055	16,866

Ending balance	$(308,498)	$(278,548)	$(417,489)

Cash flow hedge ineffectiveness(1)(2)	$(265)	$579	$180
Derivatives terminated during the period:
Notional	$2,745,000	$1,140,000	$7,135,000
Fair value of net losses recognized in accumulated other comprehensive loss	$(160,977)	$(128,869)	$(268,364)
Amortization of terminated interest rate swaps and options included in net operating interest income	$(57,693)	$(39,629)	$5,811

(1)

The amount of ineffectiveness recorded in earnings for cash flow hedges is equal to the excess of the cumulative change in the fair value of the actual derivative over the cumulative change in the fair value of a hypothetical derivative which is created to match the exact terms of the underlying instruments being hedged.

(2)	The cash flow hedge ineffectiveness is reflected in the gains (losses) on loans and securities, net line item on the statement of consolidated loss.

During the upcoming twelve months, the Company expects to include a pre-tax amount of approximately $18.5 million of net unrealized gains that are currently reflected in accumulated other comprehensive loss in net operating interest income as a yield adjustment in the same periods in which the related items affect earnings. The losses accumulated in other comprehensive loss on terminated derivative instruments will be included in net operating interest income over the periods the related items will affect earnings, ranging from 6 days to approximately 12 years.

The following table shows the balance in accumulated other comprehensive loss attributable to open and discontinued cash flow hedges (dollars in thousands):

	As of December 31,
	2010	2009
Accumulated other comprehensive loss balance (net of tax) related to:
Discontinued cash flow hedges	$(271,595)	$(205,180)
Open cash flow hedges	(36,903)	(73,368)

Total cash flow hedges	$(308,498)	$(278,548)

The following table shows the balance in accumulated other comprehensive loss attributable to cash flow hedges by type of hedged item (dollars in thousands):

	As of December 31,
	2010	2009
Repurchase agreements	$(424,509)	$(403,384)
FHLB advances	(111,170)	(102,572)
Home equity lines of credit	42,199	56,480
Other	(628)	(848)

Total balance of cash flow hedges before tax	(494,108)	(450,324)
Tax benefit	185,610	171,776

Total balance of cash flow hedges, net of tax	$(308,498)	$(278,548)

Fair Value Hedges

The Company uses interest rate swaps and options to offset its exposure to changes in value of certain fixed-rate assets and liabilities. Changes in the fair value of the derivatives are recognized in the gains (losses) on loans and securities, net line item.

Fair value hedges are accounted for by recording the fair value of the derivative instrument and the fair value of the asset or liability being hedged on the consolidated balance sheet. To the extent that the hedge is ineffective, the changes in the fair values will not offset and the difference, or hedge ineffectiveness, is reflected in the gains (losses) on loans and securities, net line item in the consolidated statement of loss.

Hedge accounting is discontinued for fair value hedges if a derivative instrument ceases to be highly effective as a hedge or if the derivative is sold, terminated or de-designated. If fair value hedge accounting is discontinued, the net gain or loss on the asset or liability being hedged at the time of de-designation is amortized to interest expense or interest income over the expected remaining life of the hedged item using the effective interest method. Changes in the fair value of the derivative instruments after de-designation of fair value hedge accounting are recorded in the gains (losses) on loans and securities, net line item in the consolidated statement of loss. For a discontinued fair value hedge, the previously hedged item is no longer adjusted for changes in fair value through the consolidated statement of loss.

The following table summarizes information related to the Company’s interest rate contracts in fair value hedge relationships (dollars in thousands):

	Notional Amount	Fair Value			Weighted-Average
		Asset	Liability	Net	Pay Rate	Receive Rate	Strike Rate	Remaining Life (Years)
December 31, 2010
Pay-fixed interest rate swaps:
Agency debentures	$753,561	$57,976	$(530)	$57,446	3.23%	0.29%	N/A	16.54
Mortgage-backed securities	403,000	5,428	(159)	5,269	2.57%	0.29%	N/A	7.46
Receive-fixed interest rate swaps:
FHLB advances	725,950	—	(18,099)	(18,099)	0.29%	2.15%	N/A	6.18
Purchased interest rate swaptions:
Mortgage-backed securities	1,495,000	46,632	—	46,632	N/A	N/A	4.44%	10.34

Total fair value hedges	$3,377,511	$110,036	$(18,788)	$91,248	1.96%	1.01%	4.44%	10.49

December 31, 2009
Receive-fixed interest rate swaps:
Corporate debt	$225,000	$5,863	$—	$5,863	3.82%	7.38%	N/A	3.72

Total fair value hedges	$225,000	$5,863	$—	$5,863	3.82%	7.38%	N/A	3.72

The following table summarizes the effect of interest rate contracts designated and qualifying as hedging instruments in fair value hedges and related hedged items on the consolidated statement of loss (dollars in thousands):

	Year Ended December 31,
	2010		2009
	Hedging Instrument	Hedged Item	Hedging Instrument	Hedged Item
Agency debentures	$55,743	$(57,816)	$—	$—
FHLB advances	(18,099)	19,456	—	—
Corporate debt	(1,714)	1,714	(7,874)	7,874
Brokered certificates of deposit	—	—	(8)	8

Total gains (losses) included in earnings	$35,930	$(36,646)	$(7,882)	$7,882

There was $0.7 million in fair value hedge ineffectiveness for the year ended December 31, 2010, and no fair value hedge ineffectiveness for the year ended December 31, 2009. The fair value hedge ineffectiveness is reflected in the gains (losses) on loans and securities, net line item.

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

The Company considered the impact of credit risk on the fair value measurement for derivative instruments, particularly those in net liability positions to counterparties, to be mitigated by the enforcement of credit support agreements, and the collateral requirements therein. The Company pledged approximately $51.5 million of its mortgage-backed securities as collateral related to its derivative contracts in net liability positions to counterparties as of December 31, 2010.

The Company’s credit risk analysis for derivative instruments also considered whether the cost to mitigate the credit loss exposure on derivative instruments in net asset positions would have resulted in material adjustments to the valuations. During the year ended December 31, 2010, the consideration of counterparty credit risk did not result in an adjustment to the valuation of the Company’s derivative instruments.

Impact on Liquidity

In the normal course of business, collateral requirements contained in the Company’s derivative instruments are enforced by the Company and its counterparties. Upon enforcement of the collateral requirements, the amount of collateral requested is typically based on the net fair value of all derivative instruments with the counterparty; that is derivative assets net of derivative liabilities at the counterparty level. If the Company were to be in violation of certain provisions of the derivative instruments, the counterparties to the derivative instruments could request payment or collateralization on derivative instruments. The Company expects such requests would be based on the fair value of derivative assets net of derivative liabilities at the counterparty level. The fair value of derivative instruments in net liability positions at the counterparty level was $35.2 million as of December 31, 2010. The fair value of the Company’s mortgage-backed and investment securities pledged as collateral related to derivative contracts in net liability positions to counterparties, $51.5 million as of December 31, 2010, exceeded derivative instruments in net liability positions at the counterparty level by $16.3 million.

NOTE 9—PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following (dollars in thousands):

	December 31, 2010			December 31, 2009
	Gross Amount	Accumulated Depreciation and Amortization	Net Amount	Gross Amount	Accumulated Depreciation and Amortization	Net Amount
Software	$500,747	$(337,864)	$162,883	$559,262	$(393,895)	$165,367
Equipment	155,978	(119,577)	36,401	182,753	(147,592)	35,161
Leasehold improvements	98,308	(58,477)	39,831	115,643	(64,123)	51,520
Buildings	71,927	(17,811)	54,116	71,927	(15,755)	56,172
Furniture and fixtures	24,753	(18,753)	6,000	28,637	(20,115)	8,522
Land	3,427	—	3,427	3,427	—	3,427

Total	$855,140	$(552,482)	$302,658	$961,649	$(641,480)	$320,169

Depreciation and amortization expense related to property and equipment was $87.9 million, $83.3 million and $82.5 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Software includes capitalized internally developed software costs. These costs were $54.6 million, $59.2 million and $65.5 million for the years ended December 31, 2010, 2009 and 2008, respectively. Completed projects are carried at cost and are amortized on a straight-line basis over their estimated useful lives of four years. Amortization for the capitalized amounts was $48.3 million, $39.6 million and $33.4 million for the years ended December 31, 2010, 2009 and 2008, respectively. Also included in software at December 31, 2010 is $36.0 million of internally developed software in the process of development for which amortization has not begun.

NOTE 10—GOODWILL AND OTHER INTANGIBLES, NET

The following table discloses the changes in the carrying value of the Company’s goodwill that occurred in the trading and investing segment for the periods presented (dollars in thousands):

Trading & Investing Goodwill
Balance at December 31, 2008	$1,938,325
Additional purchase consideration	14,001

Balance at December 31, 2009	1,952,326
Purchase price legal settlement and other	(12,350)

Balance at December 31, 2010(1)	$1,939,976

(1)	As of December 31, 2010, there is no accumulated impairment losses related to the trading and investing segment goodwill.

For the year ended December 31, 2010 the decrease in the carrying value of goodwill was primarily the result of a purchase price legal settlement. For the year ended December 31, 2009, the increase in the carrying value of goodwill was the result of the Company paying additional purchase consideration in connection with prior acquisitions.

There was no goodwill assigned to reporting units within the balance sheet management segment for the years ended December 31, 2010 and 2009.

The following table shows the Company’s accumulated impairment losses related to its goodwill from January 1, 2002 through December 31, 2010 (dollars in thousands):

Goodwill	$2,041,184
Accumulated impairment losses	(101,208)

Balance at December 31, 2010	$1,939,976

Other intangible assets with finite lives, which are primarily amortized on an accelerated basis, consist of the following (dollars in thousands):

	December 31, 2010
	Weighted Average Original Useful Life (Years)	Weighted Average Remaining Useful Life (Years)	Gross Amount	Accumulated Amortization	Net Amount
Customer lists	21	15	$514,624	$(190,214)	$324,410
Other	19	17	1,450	(457)	993

Total other intangible assets			$516,074	$(190,671)	$325,403

	December 31, 2009
	Weighted Average Original Useful Life (Years)	Weighted Average Remaining Useful Life (Years)	Gross Amount	Accumulated Amortization	Net Amount
Customer lists	21	16	$518,824	$(163,477)	$355,347
Other	18	17	1,400	(343)	1,057

Total other intangible assets			$520,224	$(163,820)	$356,404

Assuming no future impairments of these assets or additional acquisitions, annual amortization expense will be as follows (dollars in thousands):

Years ending December 31,
2011	$27,256
2012	26,185
2013	25,237
2014	24,179
2015	22,668
Thereafter	199,878

Total future amortization expense	$325,403

Amortization of other intangibles was $28.5 million, $29.7 million, and $35.7 million for the years ended December 31, 2010, 2009, and 2008, respectively.

NOTE 11—OTHER ASSETS

Other assets consist of the following (dollars in thousands):

	December 31,
	2010	2009
Deferred tax asset	$1,473,594	$1,441,861
Deposits paid for securities borrowed	306,211	419,893
Bank owned life insurance policy(1)	279,928	271,549
Derivative assets	248,911	93,397
Prepaid FDIC insurance premiums	192,880	268,520
Accrued interest receivable	169,548	203,680
Real estate owned and repossessed assets	133,501	115,677
Third party loan servicing receivable	50,077	48,429
Other investments	44,854	45,701
Other prepaids	29,080	31,152
Brokerage operational related receivables	13,272	72,203
Other	136,346	152,983

Total other assets	$3,078,202	$3,165,045

(1)	Represents the cash surrender value.

Other Investments

The Company has investments in low-income housing tax credit partnerships and other limited partnerships. As of December 31, 2010, the Company had $8.7 million in commitments to fund low income housing tax credit partnerships and other limited partnerships.

Equity Method Investments

Equity method investments are reported as part of the other investments balance within the other assets line item on the consolidated balance sheet and consist of the following (dollars in thousands):

	December 31,
	2010	2009
Arrowpath Fund II, L.P.	$16,212	$15,530
MMA Mid-Atlantic Affordable Housing Fund III	2,824	3,150
Other	11,783	11,257

Total equity method investments	$30,819	$29,937

NOTE 12—DEPOSITS

Deposits are summarized as follows (dollars in thousands):

	Weighted-Average Rate		Amount		Percentage to Total
	December 31,		December 31,		December 31,
	2010	2009	2010	2009	2010	2009
Sweep deposits(1)	0.08%	0.07%	$16,139,585	$12,551,497	63.9%	49.0%
Complete savings deposits	0.30%	0.50%	6,683,631	9,704,045	26.5	37.9
Other money market and savings deposits	0.24%	0.29%	1,092,949	1,183,392	4.3	4.6
Checking deposits	0.10%	0.19%	825,561	813,663	3.3	3.2
Certificates of deposit	2.62%	1.69%	407,091	1,215,780	1.6	4.8
Brokered certificates of deposit	4.52%	4.51%	91,480	129,344	0.4	0.5

Total deposits	0.20%	0.35%	$25,240,297	$25,597,721	100.0%	100.0%

(1)	A sweep product transfers brokerage customer balances to banking subsidiaries, which hold these funds as customer deposits in FDIC insured demand deposits and money market deposit accounts.

The Company sold approximately $1 billion of savings accounts to Discover Financial Services during the year ended December 31, 2010.

Deposits classified by rates are as follows (dollars in thousands):

	December 31,
	2010	2009
Less than 2.00%	$24,938,726	$25,108,277
2.00%–3.99%	72,129	123,831
4.00%–5.99%	229,419	365,508
6.00% and above	23	105

Total deposits	$25,240,297	$25,597,721

At December 31, 2010, scheduled maturities of certificates of deposit and brokered certificates of deposit were as follows (dollars in thousands):

	< 1 Year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	> 5 Years	Total
Less than 2.00%	$152,879	$23,025	$3,004	$10,312	$8,416	$174	$197,810
2.00%–3.99%	57,839	959	13,383	36	—	6	72,223
4.00%–5.99%	116,559	70,110	11,440	725	9,682	21,340	229,856
6.00% and above	35	—	—	—	—	—	35

Subtotal	$327,312	$94,094	$27,827	$11,073	$18,098	$21,520	499,924

Unamortized discount, net							(1,353)

Total certificates of deposit and brokered certificates of deposit							$498,571

Scheduled maturities of certificates of deposit with denominations greater than or equal to the FDIC deposit insurance coverage limits of $250,000 were as follows (dollars in thousands):

	December 31,
	2010	2009
Three months or less	$—	$16,887
Three through six months	1,991	6,652
Six through twelve months	2,540	4,556
Over twelve months	2,419	4,130

Total certificates of deposit	$6,950	$32,225

Operating interest expense on deposits is summarized as follows (dollars in thousands):

	December 31,
	2010	2009	2008
Sweep deposits	$10,135	$7,653	$39,971
Complete savings deposits	28,625	140,086	331,009
Other money market and savings deposits	2,825	5,900	38,916
Checking deposits	865	2,957	19,665
Certificates of deposit	14,445	45,175	137,394
Brokered certificates of deposit	5,932	10,017	48,893

Total operating interest expense related to deposits	$62,827	$211,788	$615,848

Accrued interest payable on these deposits, which is included in other liabilities, was $2.6 million at both December 31, 2010 and 2009.

NOTE 13—SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND FHLB ADVANCES AND OTHER BORROWINGS

Total borrowings, including maturities, at December 31, 2010 and total borrowings at December 31, 2009 are shown below (dollars in thousands):

		FHLB Advances and Other Borrowings
	Repurchase Agreements(1)	FHLB Advances	Other Borrowings	Total	Weighted Average Interest Rate
Years Ending December 31,
2011	$3,957,055	$500,000	$20,061	$4,477,116	0.23%
2012	931,194	350,000	—	1,281,194	0.54%
2013	100,000	—	—	100,000	2.00%
2014	200,000	320,000	—	520,000	4.68%
2015	200,000	483,600	—	683,600	3.25%
Thereafter	500,000	650,000	427,509	1,577,509	3.57%

Subtotal	5,888,249	2,303,600	447,570	8,639,419	1.41%
Fair value adjustments	—	(19,456)	—	(19,456)

Total borrowings at December 31, 2010	$5,888,249	$2,284,144	$447,570	$8,619,963	1.41%

Total borrowings at December 31, 2009	$6,441,875	$2,303,600	$443,359	$9,188,834	1.43%

(1)	The maximum amount at any month end for repurchase agreements was $6.5 billion and $7.2 billion for the years ended December 31, 2010 and 2009, respectively.

Securities Sold Under Agreements to Repurchase

Repurchase agreements are collateralized by fixed- and variable-rate mortgage-backed securities or investment grade securities. The brokers retain possession of the securities collateralizing the repurchase agreements until maturity of the repurchase agreement. At December 31, 2010, there were no counterparties with whom the Company’s amount of risk exceeded 10% of its shareholders’ equity.

Below is a summary of repurchase agreements and collateral associated with the repurchase agreements at December 31, 2010 (dollars in thousands):

			Collateral
	Repurchase Agreements		U.S. Government Sponsored Enterprise Obligations
Contractual Maturity	Weighted Average Interest Rate	Amount	Amortized Cost	Fair Value
Up to 30 days	0.14%	$2,504,196	$2,678,213	$2,640,741
30 to 90 days	0.44%	544,168	601,692	597,934
Over 90 days	1.10%	2,839,885	3,137,594	3,117,996

Total	0.63%	$5,888,249	$6,417,499	$6,356,671

FHLB Advances and Other Borrowings

FHLB Advances—The Company had $0.4 billion and $0.1 billion in floating-rate and $1.9 billion and $2.2 billion in fixed-rate FHLB advances at December 31, 2010 and 2009, respectively. The floating-rate advances adjust quarterly based on the LIBOR. As a condition of its membership in the FHLB Atlanta, the Company is required to maintain a FHLB stock investment currently equal to the lesser of: a percentage of 0.2% of total Bank assets; or a dollar cap amount of $25 million. Additionally, the Bank must maintain an Activity Based Stock investment which is currently equal to 4.5% of the Bank’s outstanding advances. The Company had an investment in FHLB stock of $164.4 million and $183.9 million at December 31, 2010 and 2009, respectively. The Company must also maintain qualified collateral as a percent of its advances, which varies based on the collateral type, and is further adjusted by the outcome of the most recent annual collateral audit and by FHLB’s internal ranking of the Bank’s creditworthiness. These advances are secured by a pool of mortgage loans and mortgage-backed securities. At December 31, 2010 and 2009, the Company pledged loans with a lendable value of $5.6 billion and $8.3 billion, respectively, of the one- to four-family and home equity loans as collateral in support of both its advances and unused borrowing lines.

During the years ended December 31, 2009 and 2008, the Company paid down in advance of maturity $1.6 billion and $1.8 billion, respectively, of its FHLB advances. The Company recorded a loss on the early extinguishment of FHLB advances of $50.6 million and $10.9 million for the years ended December 31, 2009 and 2008, respectively. These losses are recorded in the gains (losses) on early extinguishment of debt line item in the consolidated statement of loss. The Company did not have any similar transactions for the year ended December 31, 2010.

Other Borrowings—ETBH raised capital through the formation of trusts, which sell trust preferred securities in the capital markets. The capital securities must be redeemed in whole at the due date, which is generally 30 years after issuance. Each trust issued Floating Rate Cumulative Preferred Securities (“trust preferred securities”), at par with a liquidation amount of $1,000 per capital security. The trusts used the proceeds from the sale of issuances to purchase Floating Rate Junior Subordinated Debentures (“subordinated debentures”) issued by ETBH, which guarantees the trust obligations and contributed proceeds from the sale of its subordinated debentures to E*TRADE Bank in the form of a capital contribution.

The face values of outstanding trusts at December 31, 2010 are shown below (dollars in thousands):

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

As of December 31, 2010 and 2009, other borrowings also included $19.3 million and $13.8 million, respectively, of margin collateral and $0.5 million for both periods of overnight and other short-term borrowings in connection with the Federal Reserve Bank’s term investment option and treasury, tax and loan programs. The Company pledged $37.2 million and $17.6 million of securities to secure these borrowings from the Federal Reserve Bank as of December 31, 2010 and 2009, respectively.

NOTE 14—CORPORATE DEBT

The Company’s corporate debt by type is shown below (dollars in thousands):

December 31, 2010	Face Value	Discount	Fair Value Adjustment(1)	Net
Interest-bearing notes:
Senior notes:
8% Notes, due 2011	$3,644	$—	$—	$3,644
7 3/8% Notes, due 2013	414,665	(2,475)	15,117	427,307
7 7/8% Notes, due 2015	243,177	(1,471)	9,273	250,979

Total senior notes	661,486	(3,946)	24,390	681,930
12 1/2% Springing lien notes, due 2017	930,230	(177,520)	7,283	759,993

Total interest-bearing notes	1,591,716	(181,466)	31,673	1,441,923
Non-interest-bearing debt:
0% Convertible debentures, due 2019	703,958	—	—	703,958

Total corporate debt	$2,295,674	$(181,466)	$31,673	$2,145,881

December 31, 2009	Face Value	Discount	Fair Value Adjustment(1)	Net
Interest-bearing notes:
Senior notes:
8% Notes, due 2011	$3,644	$—	$—	$3,644
7 3/8% Notes, due 2013	414,665	(3,390)	21,473	432,748
7 7/8% Notes, due 2015	243,177	(1,770)	11,225	252,632

Total senior notes	661,486	(5,160)	32,698	689,024
12 1/2% Springing lien notes, due 2017	930,230	(189,838)	8,334	748,726

Total interest-bearing notes	1,591,716	(194,998)	41,032	1,437,750
Non-interest-bearing debt:
0% Convertible debentures, due 2019	1,020,941	—	—	1,020,941

Total corporate debt	$2,612,657	$(194,998)	$41,032	$2,458,691

(1)	The fair value adjustment is related to changes in fair value of the debt while in a fair value hedge relationship.

All of the Company’s notes are unsecured and will rank equal in right of payment with all of the Company’s existing and future unsubordinated indebtedness and will rank senior in right of payment to all its existing and future subordinated indebtedness.

Debt Exchange

In 2009, the Company exchanged $1.7 billion aggregate principal amount of its corporate debt, including $1.3 billion principal amount of the 12 1/2% Notes and $0.4 billion principal amounts of the 8% Notes for an equal principal amount of newly-issued non-interest-bearing convertible debentures. The Company recorded a pre-tax non-cash charge of $968.3 million on the early extinguishment of debt related to the Debt Exchange for the year ended December 31, 2009.

8% Senior Notes due June 2011

In 2005 and 2004, the Company issued an aggregate principal amount of $100 million and $400 million in senior notes due June 2011, respectively. Interest is payable semi-annually and notes are non-callable for four years and may then be called by the Company at a premium, which declines over time.

In 2009, $0.4 billion of the 8% Notes were exchanged for an equal principal amount of the newly-issued non-interest-bearing convertible debentures. Refer to the Debt Exchange section above for more details.

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

12 1/2% Springing Lien Notes due November 2017

In 2007 and 2008, the Company issued an aggregate principal amount of $1.8 billion and $150 million of 12 1/2% Notes, respectively. Interest is payable semi-annually and the notes are non-callable for five years and may then be called by the Company at a premium, which declines over time. The Company had the option to make interest payments on its 12 1/2% Notes in the form of either cash or additional 12 1/2% Notes through May 2010. In 2008, the Company elected to make its May interest payment of $121 million in cash and its November interest payment of $121 million in the form of additional 12 1/2% Notes. In 2009, the Company elected to make both the May and November interest payments of $128.5 million and $54.7 million, respectively, in the form of additional 12 1/2% Notes. In 2010, the Company made both the May and November interest payments in cash.

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

In 2009, $1.3 billion of the 12 1/2% Notes were exchanged for an equal principal amount of the newly-issued non-interest-bearing convertible debentures. Refer to the Debt Exchange section above for more details.

0% Convertible Debentures due August 2019

In 2009, the Company issued an aggregate principal amount of $1.7 billion in Class A convertible debentures and $2.3 million in Class B convertible debentures (collectively “convertible debentures”) of non-interest-bearing notes due August 31, 2019, in exchange for $1.3 billion principal of the 12 1/2% Notes and $0.4 billion principal of the 8% Notes.

As a result of the Company’s 1-for-10 reverse stock split during the second quarter of 2010, the Class A convertible debentures are convertible into the Company’s common stock at a conversion rate of $10.34 per $1,000 principal amount of Class A convertible debentures and the Class B convertible debentures are convertible into the Company’s common stock at a conversion rate of $15.51 per $1,000 principal amount of Class B convertible debentures. The holders of the convertible debentures may convert all or any portion of the debentures at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date. The indenture for the Company’s convertible debentures requires the Company to secure equally and ratably the convertible debentures to the extent the 12 1/2% Notes are secured.

As of December 31, 2010, $1.0 billion of the Class A convertible debentures and $2.1 million of the Class B convertible debentures had been converted into 100.2 million shares and 0.1 million shares, respectively, of the Company’s common stock. The previously disclosed converted shares have been adjusted to reflect the reverse stock split.

Corporate Debt Covenants

Certain of the Company’s corporate debt described above have terms which include customary financial covenants. As of December 31, 2010, the Company was in compliance with all such covenants.

Future Maturities of Corporate Debt

Scheduled principal payments of corporate debt as of December 31, 2010 are as follows (dollars in thousands):

Years ending December 31,
2011	$3,644
2012	—
2013	414,665
2014	—
2015	243,177
Thereafter	1,634,188

Total future principal payments of corporate debt	2,295,674
Unamortized discount and fair value adjustment, net	(149,793)

Total corporate debt	$2,145,881

NOTE 15—OTHER LIABILITIES

Other liabilities consist of the following (dollars in thousands):

	December 31,
	2010	2009
Deposits received for securities loaned	$570,691	$438,566
Income tax-related liabilities	171,411	41,440
Other payables to brokers, dealers and clearing organizations	157,031	161,484
Accounts payable and accrued expenses	144,390	148,704
Subserviced loan advances	114,232	135,693
Derivative liabilities	106,863	143,602
Other	29,711	67,996

Total other liabilities	$1,294,329	$1,137,485

NOTE 16—INCOME TAXES

The components of income tax expense (benefit) are as follows (dollars in thousands):

	Year Ended December 31,
	2010	2009	2008
Current:
Federal	$(17,393)	$(58,042)	$(8,773)
State	6,092	6,049	(2,383)
Foreign	448	24	2,379
Tax expense (benefit) recognized for uncertainties	122,383	2,989	(14,000)

Total current	111,530	(48,980)	(22,777)

Deferred:
Federal	(24,589)	(448,903)	(404,217)
State	(61,578)	(39,993)	(43,774)
Foreign	(32)	207	1,233

Total deferred	(86,199)	(488,689)	(446,758)

Income tax expense (benefit)	$25,331	$(537,669)	$(469,535)

The components of loss before income tax expense (benefit) and discontinued operations are as follows (dollars in thousands):

	Year Ended December 31,
	2010	2009	2008
Domestic	$7,426	$(1,771,693)	$(1,274,987)
Foreign	(10,567)	(63,738)	(3,932)

Loss before income tax expense (benefit) and discontinued operations	$(3,141)	$(1,835,431)	$(1,278,919)

Unrecognized Tax Benefits

A reconciliation of the beginning and ending amount of unrecognized tax benefits as of December 31, 2010, 2009 and 2008 are as follows (dollars in thousands):

	Year Ended December 31,
	2010	2009	2008
Unrecognized tax benefits, beginning of period	$58,696	$64,655	$74,853
Additions based on tax positions related to prior years	165,834	2,783	1,320
Additions based on tax positions related to current year	62,752	2,293	18,232
Reductions based on tax positions related to prior years	(1,517)	(1,229)	(8,299)
Reductions based on tax positions related to current year	—	(8,159)	(2,240)
Settlements with taxing authorities	(3,448)	(681)	(4,869)
Statute of limitations lapses	(651)	(966)	(14,342)

Unrecognized tax benefits, end of period	$281,666	$58,696	$64,655

The unrecognized tax benefit increased $223.0 million to $281.7 million during the year ended December 31, 2010. The majority of additional unrecognized tax benefit recorded during 2010 related to the Company’s recapitalization transactions in 2009, including the Debt Exchange, and Section 382 limitations on federal and state net operating losses. At December 31, 2010, $172.9 million (net of federal benefits on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods.

The following table summarizes the tax years that are either currently under examination or remain open under the statute of limitations and subject to examination by the major tax jurisdictions in which the Company operates:

Jurisdiction	Open Tax Years
Hong Kong	2001 – 2010
United Kingdom	2007 – 2010
United States	2004 – 2010
Various states(1)	2002 – 2010

(1)	Includes California, Georgia, Illinois, New Jersey, New York and Virginia.

It is likely that certain examinations may be settled or the statute of limitations could expire with regards to other tax filings, in the next twelve months. In addition, proposed legislation could favorably impact certain of the Company’s unrecognized tax benefits. Such events would generally reduce the Company’s unrecognized tax benefits, either because the tax positions are sustained or because the Company agrees to the disallowance, by as much as $9.7 million, all of which could affect the Company’s total tax provision or the effective tax rate.

The Company’s practice is to recognize interest and penalties, if any, related to income tax matters in income tax expense. The Company has total gross reserves for interest and penalties of $9.9 million and $7.9 million as of December 31, 2010 and 2009, respectively. The tax benefit for the year ended December 31, 2010 includes an increase in the accrual for interest and penalties of $2.0 million, principally related to the state taxes.

Deferred Taxes and Valuation Allowance

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

	December 31,
	2010	2009
Deferred tax assets:
Reserves and allowances, net	$1,180,768	$1,115,187
Net operating losses	588,178	665,183
Net unrealized loss on equity investments and Bank assets held-for-sale	272,348	187,385
Capitalized interest	59,075	63,864
Deferred compensation	45,472	55,987
Restructuring reserve and related write-downs	15,523	13,800
Tax credits	6,383	29,950
Other	16,723	9,940

Total deferred tax assets	2,184,470	2,141,296
Valuation allowance (on state and foreign country deferred tax assets)	(75,959)	(107,314)

Total deferred tax assets, net of valuation allowance	2,108,511	2,033,982

Deferred tax liabilities:
Basis differences in investments	(446,460)	(409,963)
Depreciation and amortization	(184,616)	(150,943)
Internally developed software	(3,841)	(31,215)

Total deferred tax liabilities	(634,917)	(592,121)

Net deferred tax asset	$1,473,594	$1,441,861

During the year ended December 31, 2010, the Company did not provide for a valuation allowance against the federal deferred tax assets. The Company utilized federal net operating losses carried forward of approximately $279 million, composed of losses incurred in both the pre-ownership change and post-ownership change periods. In addition, the Company carried back approximately $199 million of its 2009 federal net operating loss to prior years, generating a federal tax refund of approximately $96 million in 2010. The Company ended 2010 with $1.2 billion of federal net operating losses which will be carried forward and generally can be used to offset future taxable income. The majority of the carryforwards expire in 17 years.

The Company intends to permanently reinvest $20.0 million of undistributed earnings and profits in certain foreign subsidiaries. As a result, the Company has not recorded $7.0 million of deferred income taxes on those earnings at December 31, 2010.

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

The Company did not establish a valuation allowance against its federal deferred tax assets as of December 31, 2010 as it believes that it is more likely than not that all of these assets will be realized. The Company’s evaluation focused on identifying significant, objective evidence that it will be able to realize its deferred tax assets in the future. The Company reviewed the estimated future taxable income for its trading and investing and balance sheet management segments separately and determined that the net operating losses since 2007 are due solely to the credit losses in the balance sheet management segment. The Company believes these losses were caused by the crisis in the residential real estate and credit markets which significantly impacted its asset-backed securities and home equity loan portfolios in 2007 and continued to generate credit losses in 2008, 2009 and 2010. The Company estimates that these credit losses will continue in future periods; however, the Company ceased purchasing asset-backed securities and home equity loans which it believes are the root cause of the majority of these losses. Therefore, while the Company does expect credit losses to continue in future periods, it does expect these amounts to decline when compared to the credit losses in the three-year period ending in 2010. The Company’s trading and investing segment generated substantial taxable income for each of the last seven years and the Company estimates that it will continue to generate taxable income in future periods at a level sufficient to generate taxable income for the Company as a whole. The Company considers this to be significant, objective evidence that it will be able to realize its deferred tax assets in the future.

A key component of the Company’s evaluation of the need for a valuation allowance was its level of corporate interest expense, which represents the most significant non-operating related expense. The Company’s estimates of future taxable income included this expense, which reduces the amount of segment income available to utilize its federal deferred tax assets. Therefore, a decrease in this expense in future periods would increase the level of estimated taxable income available to utilize the federal deferred tax assets. As a result of the Debt Exchange in 2009, the Company reduced its annual cash interest payments by approximately $200 million. The Company believes this decline in cash interest payments significantly improves its ability to utilize its federal deferred tax assets in future periods when compared to evaluations in prior periods which did not include this decline in corporate interest payments.

The Company’s analysis of the need for a valuation allowance recognizes that it is in a cumulative book taxable loss position as of the three-year period ended December 31, 2010, which is considered significant and objective evidence that the Company may not be able to realize some portion of its deferred tax assets in the future. However, in 2010, the Company generated taxable income consistent with its forecast that resulted in the utilization of significant net operating loss carryforwards. Accordingly, the Company believes it is able to continue relying on its forecasts of future taxable income and overcome the uncertainty created by the cumulative loss position.

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

For certain of the Company’s state and foreign country deferred tax assets, the Company maintains a valuation allowance of $76.0 million and $107.3 million at December 31, 2010 and 2009, respectively, as it is more likely than not that they will not be fully realized. The Company’s valuation allowance decreased by $31.3 million for the year ended December 31, 2010. The change in the valuation allowance during 2010 was primarily due to reclassification of unrealized tax benefit offset by current year activity. The majority of the reclassified unrecognized tax benefit relates to the application of Section 382 to state net operating losses.

The principal components of the deferred tax assets for which a valuation allowance has been established include the following state and foreign country net operating loss carryforwards and charitable contributions which have a limited carryforward period:

•

At December 31, 2010, the Company had certain foreign country net operating loss carryforwards of approximately $109 million and other foreign country temporary differences for which a deferred tax asset of approximately $34.8 million was established. The foreign net operating losses represent the foreign tax loss carryforwards in numerous foreign countries, the vast majority of which are not subject to expiration. In most of these foreign countries, the Company has historical tax losses, accordingly, the Company has provided a valuation allowance of $34.8 million against such deferred tax asset at December 31, 2010.

•

At December 31, 2010, the Company had gross state net operating loss carryforwards of $2.6 billion that expire between 2011 and 2030, most of which are subject to reduction for apportionment when utilized. A deferred tax asset of approximately $108.9 million has been established related to these state net operating loss carryforwards with a valuation allowance of $34.0 million against such deferred tax asset at December 31, 2010.

•

At December 31, 2010, the Company had charitable contribution carryforwards of $18.9 million that expire between 2012 and 2015. A deferred tax asset of approximately $7.2 million was established with a corresponding $7.2 million valuation allowance as it is more likely than not that these contributions will expire unused.

Effective Tax Rate

The effective tax rate differed from the federal statutory rate as follows:

	Year Ended December 31,
	2010	2009	2008
Federal statutory rate	(35.0)%	(35.0)%	(35.0)%
State income taxes, net of federal tax benefit(1)	81.0	(2.6)	(3.5)
Difference between statutory rate and foreign effective tax rate and establishment of valuation allowance for foreign deferred tax assets	47.3	0.1	0.5
Tax exempt income	(19.9)	(0.1)	(0.8)
Disallowed interest expense	387.3	4.1	1.9
Disallowed Debt Exchange loss	—	4.7	—
Change in valuation allowance(1)	236.5	(0.7)	2.4
Other	109.1	0.2	(2.2)

Effective tax rate	806.3%	(29.3)%	(36.7)%

(1)

For the year ended December 31, 2010, the impact of the reclassification of the valuation allowance to unrecognized tax benefit was excluded from the effective tax rate reconciliation as there was no net impact to the effective tax rate.

Debt Exchange

For the year ended December 31, 2009, the effective tax rate on the Debt Exchange of 20% was below the Company’s statutory federal tax rate of 35%. This was primarily due to certain components of the loss on the Debt Exchange not being deductible for tax purposes, which are summarized in the following table (dollars in thousands):

	Year Ended December 31, 2009
	Amount of Loss	Tax Rate	Tax Benefit
Deductible portion of the loss on the Debt Exchange	$722,952	35%	$253,033
Non-deductible portion of the loss on the Debt Exchange	245,302	—	—
Prior period interest expense on the 12 1/2% Notes not deductible as a result of the Debt Exchange	N/A	N/A	(57,687)

Total	$968,254	20%	$195,346

Tax Ownership Change

During the third quarter of 2009, the Company exchanged $1.7 billion principal amount of its interest-bearing debt for an equal principal amount of non-interest-bearing convertible debentures. Subsequent to the Debt Exchange, $592.3 million and $720.9 million debentures were converted into 57.2 million and 69.7 million shares of common stock during the third and fourth quarters of 2009, respectively. As a result of these conversions, the Company believes it experienced a tax ownership change during the third quarter of 2009.

As of the date of the ownership change, the Company had federal NOLs available to carryforward of approximately $1.4 billion. Section 382 imposes restrictions on the use of a corporation’s NOLs, certain recognized built-in losses and other carryovers after an “ownership change” occurs. Section 382 rules governing when a change in ownership occurs are complex and subject to interpretation; however, an ownership change generally occurs when there has been a cumulative change in the stock ownership of a corporation by certain “5% shareholders” of more than 50 percentage points over a rolling three-year period.

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

The Company believes the tax ownership change will extend the period of time it will take to fully utilize its pre-ownership change NOLs, but will not limit the total amount of pre-ownership change NOLs it can utilize. The Company’s updated estimate is that it will be subject to an overall annual limitation on the use of its pre-ownership change NOLs of approximately $194 million. The Company’s overall pre-ownership change NOLs, which were approximately $1.4 billion, have a statutory carryforward period of 20 years (the majority of which expire in 17 years). As a result, the Company believes it will be able to fully utilize these NOLs in future periods.

The Company’s ability to utilize the pre-ownership change NOLs is dependent on its ability to generate sufficient taxable income over the duration of the carryforward periods and will not be impacted by its ability or inability to generate taxable income in an individual year.

NOTE 17—SHAREHOLDERS’ EQUITY

The activity in shareholders’ equity during the year ended December 31, 2010 is summarized as follows (dollars in thousands):

	Common Stock / Additional Paid-In Capital	Accumulated Deficit / Other Comprehensive Loss	Total
Beginning balance, December 31, 2009	$6,277,051	$(2,527,496)	$3,749,555
Net loss	—	(28,472)	(28,472)
Conversions of convertible debentures	316,983	—	316,983
Claims settlement under Section 16(b)	35,000	—	35,000
Net change from available-for-sale securities	—	(240)	(240)
Net change from cash flow hedging instruments	—	(29,950)	(29,950)
Other(1)	13,889	(4,320)	9,569

Ending balance, December 31, 2010	$6,642,923	$(2,590,478)	$4,052,445

(1)	Other includes employee share-based compensation accounting and changes in accumulated other comprehensive loss from foreign currency translation.

Claims Settlement

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

Reverse Stock Split

In the second quarter of 2010, after approval by the Company’s shareholders at the Company’s 2010 Annual Meeting, a 1-for-10 reverse stock split of the Company’s common stock became effective. All prior periods have been adjusted to reflect the impact of the reverse stock split.

Preferred Stock

The Company has 1.0 million shares authorized in preferred stock. None were issued and outstanding at December 31, 2010 and 2009. On March 30, 2010, the Company amended its Certificate of Incorporation to eliminate the designation of the Series A Preferred Stock and Series B Participating Cumulative Preferred Stock.

Conversions of Convertible Debentures

During the years ended December 31, 2010 and 2009, $317.0 million and $720.9 million of the Company’s convertible debentures were converted into 30.7 million and 69.7 million shares of common stock, respectively. For further details on the convertible debentures, see Note 14—Corporate Debt.

Common Stock Offerings

In September 2009, the Company initiated and completed an At the Market Program to offer and sell up to $150 million of common stock, in which the Company issued 8.0 million shares of common stock resulting in net proceeds of $147 million.

In June 2009, the Company issued 50.0 million shares of common stock, par value $0.01 in a Public Equity Offering. The Public Equity Offering resulted in net proceeds, after commissions, of $523 million. Citadel, the Company’s largest stock and debt holder, purchased approximately 9.1 million shares of the Company’s common stock in the Public Equity Offering.

In May 2009, the Company initiated an Equity Drawdown Program to offer and sell up to $150 million of common stock from time to time, in which the Company issued 4.1 million shares of common stock resulting in net proceeds of $63 million. The Equity Drawdown Program was suspended in June 2009.

In 2008, the Company exchanged a total of $120.8 million in principal of outstanding senior notes for 2.7 million shares of common stock. Also in 2008, the Company retired the entire $450 million principal amount of the 6 1/8% Mandatory Convertible Notes due November 2018 by issuing 2.5 million shares of common stock at $180 per share (the mandatory conversion price).

In 2008, the Company issued 4.7 million shares of common stock in conjunction with the Citadel Investment upon all required regulatory approvals in May 2008.

Debt Exchange Impact on Shareholders’ Equity

The completion of the Debt Exchange in 2009 resulted in a pre-tax non-cash charge of $968.3 million and an increase of $707.2 million to additional paid-in capital. The net effect of the exchange to shareholders’ equity was a reduction of $65.7 million. The increase of $707.2 million in additional paid-in capital was attributable to the amortization of the entire premium on the newly-issued convertible debentures, which was immediately amortized to additional paid-in capital since amortizing the premium into interest expense over the life of the non-interest-bearing convertible debentures would have resulted in recording interest income on a liability (a negative yield).

Share Repurchases

On April 18, 2007, the Company announced that its Board of Directors authorized a $250.0 million common stock repurchase program (the “April 2007 Plan”). The April 2007 Plan is open-ended and allows for the repurchase of common stock on the open market, in private transactions or a combination of both.

The Company did not repurchase any shares of common stock in 2010, 2009 or 2008. As of December 31, 2010 and 2009, the Company had approximately $158.5 million available to purchase additional shares under the April 2007 Plan.

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

NOTE 18—LOSS PER SHARE

The following table is a reconciliation of basic and diluted loss per share (in thousands, except per share amounts):

	Year Ended December 31,
	2010	2009	2008
Basic:
Numerator:
Loss from continuing operations	$(28,472)	$(1,297,762)	$(809,384)
Income from discontinued operations, net of tax	—	—	297,594

Net loss	$(28,472)	$(1,297,762)	$(511,790)

Denominator:
Basic weighted-average shares outstanding	211,302	109,544	50,986

Diluted:
Numerator:
Net loss	$(28,472)	$(1,297,762)	$(511,790)

Denominator:
Diluted weighted-average shares outstanding	211,302	109,544	50,986

Per share:
Basic loss per share:
Loss per share from continuing operations	$(0.13)	$(11.85)	$(15.88)
Earnings per share from discontinued operations	—	—	5.84

Net loss per share	$(0.13)	$(11.85)	$(10.04)

Diluted loss per share:
Loss per share from continuing operations	$(0.13)	$(11.85)	$(15.88)
Earnings per share from discontinued operations	—	—	5.84

Net loss per share	$(0.13)	$(11.85)	$(10.04)

The Company excluded the following shares from the calculations of diluted loss per share as the effect would have been anti-dilutive (shares in millions):

	Year Ended December 31,
	2010	2009	2008
Weighted-average shares excluded as a result of the Company’s net loss:
Convertible debentures	77.2	38.9	—
Stock options and restricted stock awards and units	0.8	0.6	0.1
Other stock options and restricted stock awards and units	2.8	2.7	3.6

Total	80.8	42.2	3.7

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

In June 2010, a 1-for-10 reverse stock split of the Company’s common stock became effective. In accordance with the 2005 Plan, the appropriate 1-for-10 adjustments were made to the shares authorized, issued and outstanding. Under the 2005 Plan, the remaining unissued authorized shares of the 1996 Plan, up to 4.2 million shares, were authorized for issuance. Additionally, any shares that had been awarded but remained unissued under the 1996 Plan that were subsequently canceled, would be authorized for issuance under the 2005 Plan, up to 3.9 million shares. In May 2009 and 2010, additional 3.0 million and 12.5 million shares, respectively, were authorized for issuance under the 2005 Plan at the Company’s shareholders’ annual meetings in each of those respective years. As of December 31, 2010, 14.0 million shares were available for grant under the 2005 Plan.

Employee Stock Option Plans

Options are generally exercisable ratably over a two- to four-year period from the date the option is granted and most options expire within seven years from the date of grant. Certain options provide for accelerated vesting upon a change in control. Exercise prices are generally equal to the fair value of the shares on the grant date.

The Company recognized $8.4 million, $19.5 million and $26.6 million in compensation expense for stock options for the years ended December 31, 2010, 2009 and 2008, respectively. The Company recognized a tax benefit of $3.2 million, $7.2 million and $9.8 million related to the stock options for the years ended December 31, 2010, 2009 and 2008, respectively.

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

	Year Ended December 31,
	2010	2009	2008
Expected volatility	78%	90%	50%
Expected term (years)	4.2	4.3	4.6
Risk-free interest rate	2%	2%	3%
Dividend yield	—	—	—

The weighted-average fair values of options granted were $8.81, $6.24 and $20.24 for the years ended December 31, 2010, 2009 and 2008, respectively. Intrinsic value of options exercised were $0.3 million and $0.1 million for the years ended December 31, 2010 and 2008, respectively. No stock options were exercised for the year ended December 31, 2009.

A summary of options activity under the stock option plan is presented below:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2009	2,952	$91.44	3.83	$3,932
Granted	511	$14.80
Exercised	(20)	$9.25
Canceled/forfeited	(454)	$112.92

Outstanding at December 31, 2010	2,989	$75.62	3.57	$3,483

Vested and expected to vest at December 31, 2010	2,920	$77.04	3.51	$3,378

Exercisable at December 31, 2010	2,186	$94.17	2.81	$1,270

As of December 31, 2010, there was $4.8 million of total unrecognized compensation cost related to non-vested stock options. This cost is expected to be recognized over a weighted-average period of 1.4 years.

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

The Company recorded $17.0 million, $26.7 million and $15.5 million for the years ended December 31, 2010, 2009 and 2008, respectively, in compensation expense related to restricted stock awards and restricted stock units. The Company recognized a tax benefit of $5.9 million, $9.6 million and $3.9 million related to restricted stock awards and restricted stock units for the years ended December 31, 2010, 2009 and 2008, respectively.

A summary of non-vested restricted stock award activity is presented below:

	Shares (in thousands)	Weighted- Average Grant Date Fair Value
Non-vested at December 31, 2009	238	$25.41
Issued	49	$16.77
Released (vested)	(142)	$27.22
Canceled/forfeited	—	$—

Non-vested at December 31, 2010	145	$20.75

A summary of non-vested restricted stock unit activity is presented below:

	Units (in thousands)	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2009	1,872	0.73	$33,037
Issued	773
Released	(1,183)
Canceled/forfeited	(69)

Outstanding at December 31, 2010	1,393	0.85	$22,181

Vested and expected to vest at December 31, 2010	1,299	0.83	$20,681

As of December 31, 2010, there was $11.9 million of total unrecognized compensation cost related to non-vested awards. This cost is expected to be recognized over a weighted-average period of 1.4 years. The total fair value of restricted shares and restricted stock units vested was $20.9 million, $8.1 million and $5.6 million for the years ended December 31, 2010, 2009 and 2008, respectively.

401(k) Plan

The Company has a 401(k) salary deferral program for eligible employees who have met certain service requirements. The Company matches certain employee contributions; additional contributions to this plan are at the discretion of the Company. Total contribution expense under this plan was $4.1 million, $4.1 million and $4.6 million for the years ended December 31, 2010, 2009 and 2008, respectively.

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

As of December 31, 2010, all of the Company’s broker-dealer subsidiaries met minimum net capital requirements. Total required net capital was $0.1 billion at December 31, 2010. In addition, the Company’s broker-dealer subsidiaries had excess net capital of $0.6 billion at December 31, 2010.

The table below summarizes the minimum excess capital requirements for the Company’s broker-dealer subsidiaries (dollars in thousands):

	December 31, 2010
	Required Net Capital	Net Capital	Excess Net Capital
E*TRADE Clearing LLC(1)	$110,685	$535,801	$425,116
E*TRADE Securities LLC(1)	250	158,886	158,636
E*TRADE Capital Markets, LLC(2)	1,000	44,285	43,285
International broker-dealers	8,640	30,832	22,192

Total	$120,575	$769,804	$649,229

(1)	Elected to use the Alternative method to compute net capital.
(2)	Elected to use the Aggregate Indebtedness method to compute net capital.

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

Quantitative measures established by regulation to ensure capital adequacy require E*TRADE Bank to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets and Tier I capital to adjusted total assets. As shown in the table below, at both December 31, 2010 and 2009, the OTS categorized E*TRADE Bank as “well capitalized” under the regulatory framework for prompt corrective action. However, events beyond management’s control, such as a continued deterioration in residential real estate and credit markets, could adversely affect future earnings and E*TRADE Bank’s ability to meet its future capital requirements.

E*TRADE Bank’s actual and required capital amounts and ratios are presented in the table below (dollars in thousands):

	Actual		Minimum Required to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Excess Capital
December 31, 2010:
Total capital to risk-weighted assets	$3,308,991	15.02%	>$	2,203,369	>10.0%	$1,105,622
Tier I capital to risk-weighted assets	$3,028,647	13.75%	>$	1,322,021	> 6.0%	$1,706,626
Tier I capital to adjusted total assets	$3,052,012	7.30%	>$	2,091,530	> 5.0%	$960,482
December 31, 2009:
Total capital to risk-weighted assets	$3,102,618	14.08%	>$	2,203,492	>10.0%	$899,126
Tier I capital to risk-weighted assets	$2,818,370	12.79%	>$	1,322,095	> 6.0%	$1,496,275
Tier I capital to adjusted total assets	$2,860,312	6.69%	>$	2,136,752	> 5.0%	$723,560

NOTE 21—LEASE ARRANGEMENTS

The Company has non-cancelable operating leases for facilities through 2022. Future minimum lease payments and sublease proceeds under these leases, including leases involved in facility restructurings, are as follows (dollars in thousands):

	Minimum Lease Payments	Sublease Proceeds	Net Lease Commitments
Years ending December 31,
2011	$23,952	$(3,220)	$20,732
2012	23,337	(3,309)	20,028
2013	18,413	(2,884)	15,529
2014	17,647	(2,890)	14,757
2015	16,509	(284)	16,225
Thereafter	47,755	—	47,755

Total future minimum lease payments	$147,613	$(12,587)	$135,026

Certain leases contain provisions for renewal options and rent escalations based on increases in certain costs incurred by the lessor. Rent expense, net of sublease income, was $22.6 million, $24.5 million and $25.6 million for the years ended December 31, 2010, 2009 and 2008, respectively. Rent expense excludes costs related to leases involved in facility restructurings, which are recorded in the facility restructuring and other exit activities line item in the consolidated statement of loss.

NOTE 22—COMMITMENTS, CONTINGENCIES AND OTHER REGULATORY MATTERS

Legal Matters

Litigation Matters

On October 27, 2000, Ajaxo, Inc. (“Ajaxo”) filed a complaint in the Superior Court for the State of California, County of Santa Clara. Ajaxo sought damages and certain non-monetary relief for the Company’s alleged breach of a non-disclosure agreement with Ajaxo pertaining to certain wireless technology that Ajaxo offered the Company as well as damages and other relief against the Company for their alleged misappropriation of Ajaxo’s trade secrets. Following a jury trial, a judgment was entered in 2003 in favor of Ajaxo against the Company for $1.3 million for breach of the Ajaxo non-disclosure agreement. Although the jury found in favor of Ajaxo on its claim against the Company for misappropriation of trade secrets, the trial court subsequently denied Ajaxo’s requests for additional damages and relief. On December 21, 2005, the California Court of Appeal affirmed the above-described award against the Company for breach of the nondisclosure agreement but remanded the case to the trial court for the limited purpose of determining what, if any, additional damages Ajaxo may be entitled to as a result of the jury’s previous finding in favor of Ajaxo on its claim against the Company for misappropriation of trade secrets. Although the Company paid Ajaxo the full amount due on the above-described judgment, the case was remanded back to the trial court, and on May 30, 2008, a jury returned a verdict in favor of the Company denying all claims raised and demands for damages against the Company. Following the trial court’s filing of entry of judgment in favor of the Company on September 5, 2008, Ajaxo filed post-trial motions for vacating this entry of judgment and requesting a new trial. By order dated November 4, 2008, the trial court denied these motions. On December 2, 2008, Ajaxo filed a notice of appeal with the Court of Appeal of the State of California for the Sixth District. Oral argument on the appeal was heard on July 15, 2010. On August 30, 2010, the Court of Appeal affirmed the trial court’s verdict in part and reversed the verdict in part, remanding the case. E*TRADE petitioned the Supreme Court of California for review of the Court of Appeal decision. On December 16, 2010, the California Supreme Court denied the Company’s petition for review and remanded for further proceedings to the trial court. The Company will continue to defend itself vigorously.

On October 11, 2006, a state class action was filed by Nikki Greenberg on her own behalf and on behalf of all those similarly situated plaintiffs, in the Superior Court for the State of California, County of Los Angeles on behalf of all customers or consumers who allegedly made or received telephone calls from the Company that were recorded without their knowledge or consent. On February 7, 2008, class certification was granted and the class defined to consist of (1) all persons in California who received telephone calls from the Company and whose calls were recorded without their consent within three years of October 11, 2006, and (2) all persons who made calls from California to the Beverly Hills branch of the Company on August 8, 2006. Plaintiffs sought to recover unspecified monetary damages plus injunctive relief, including punitive and exemplary damages, interest, attorneys’ fees and costs. On October 16, 2009, the court granted final approval of the parties’ proposed settlement agreement. Objectors to the court’s order granting final approval of the parties’ settlement agreement filed notices of appeal which were subsequently dismissed on January 26, 2010. The Company paid the settlement amount to the Claims Administrator on March 5, 2010. Administration of the settlement was completed in August 2010 for an amount that had no material impact on the Company and the action is now concluded.

On October 2, 2007, a class action complaint alleging violations of the federal securities laws was filed in the United States District Court for the Southern District of New York against the Company and its then Chief

Executive Officer and Chief Financial Officer, Mitchell H. Caplan and Robert J. Simmons, by Larry Freudenberg on his own behalf and on behalf of others similarly situated (the “Freudenberg Action”). On July 17, 2008, the trial court consolidated this action with four other purported class actions, all of which were filed in the United States District Court for the Southern District of New York and which were based on the same facts and circumstances. On January 16, 2009, plaintiffs served their consolidated amended class action complaint in which they also named Dennis Webb, the Company’s former Capital Markets Division President, as a defendant. Plaintiffs contend, among other things, that the value of the Company’s stock between April 19, 2006 and November 9, 2007 was artificially inflated because the defendants issued materially false and misleading statements and failed to disclose that the Company was experiencing a rise in delinquency rates in its mortgage and home equity portfolios; failed to timely record an impairment on its mortgage and home equity portfolios; materially overvalued its securities portfolio, which included assets backed by mortgages; and based on the foregoing, lacked a reasonable basis for the positive statements made about the Company’s earnings and prospects. Plaintiffs seek to recover damages in an amount to be proven at trial, including interest and attorneys’ fees and costs. Defendants filed their motion to dismiss on April 2, 2009, and briefing on defendants’ motion to dismiss was completed on August 31, 2009. On May 11, 2010, the Court issued an order denying defendants’ motion to dismiss. The Company filed an Answer to the Complaint on June 25, 2010. Fact discovery and expert discovery are expected to conclude on May 15, 2012. The Company intends to vigorously defend itself against these claims.

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

Based upon the same facts and circumstances alleged in the Freudenberg consolidated actions discussed above, a verified shareholder derivative complaint was filed in the United States District Court for the Southern District of New York on October 4, 2007 by Catherine Rubery, against the Company and its then Chief Executive Officer, President/Chief Operating Officer, Chief Financial Officer and individual members of its board of directors. The Rubery complaint was consolidated with another shareholder derivative complaint brought by shareholder Marilyn Clark in the same court and against the same named defendants. On July 26, 2010, Plaintiffs served their consolidated amended complaint, in which they also named Dennis Webb, the Company’s former Capital Markets Division President, as a defendant. Plaintiffs allege, among other things, causes of action for breach of fiduciary duty, waste of corporate assets, unjust enrichment, and violation of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaint seeks, among other things, unspecified monetary damages in favor of the Company, changes to corporate governance procedures and various forms of injunctive relief. Pursuant to a stipulation, defendants’ motion to dismiss the consolidated federal derivative actions is not due until July 2012.

Three similar derivative actions, based on the same facts and circumstances as the federal derivative actions, but alleging exclusively state causes of action, were filed in the Supreme Court of the State of New York, New York County and were ordered consolidated in that court. In these state derivative actions, plaintiffs Frank Fosbre, Brian Kallinen and Alexander Guiseppone filed a consolidated amended complaint on March 23, 2009. Plaintiffs in the foregoing actions sought unspecified monetary damages against the Individual Defendants in favor of the Company, plus an injunction compelling changes to the Company’s corporate governance policies. As a result of the decision denying the motion to dismiss in the Freudenberg consolidated actions discussed above, the stay in this action was lifted and defendants moved to dismiss the amended complaint on July 12, 2010. Briefing on the motion to dismiss concluded on October 25, 2010. The motion was scheduled for oral argument on February 7, 2011, but instead, the plaintiffs withdrew their claims by filing a Stipulation of Dismissal, which was so ordered by the Court on February 4, 2011.

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

On February 3, 2010, a class action complaint was filed in the United States District Court for the Northern District of California against E*TRADE Securities LLC by Joseph Roling on his own behalf and on behalf of all others similarly situated. The lead plaintiff alleges that E*TRADE Securities LLC unlawfully charged and collected certain account activity fees from its customers. Claimant, on behalf of himself and the putative class, asserts breach of contract, unjust enrichment and violation of California Civil Code Section 1671 and seeks equitable and injunctive relief for alleged illegal, unfair and fraudulent practices under California’s Unfair Competition Law, California Business and Professional Code Section 17200 et seq. The plaintiff seeks, among other things, certification of the class action on behalf of alleged similarly situated plaintiffs, unspecified damages and restitution of amounts allegedly wrongfully collected by E*TRADE Securities LLC, attorneys fees and expenses and injunctive relief. The Company moved to transfer venue on the case to the Southern District of New York; that motion was denied. The Court granted E*TRADE’s motion to dismiss in part and denied the motion to dismiss in part. The Court bifurcated discovery to permit initial discovery on individual claims and class certification. Discovery on the merits will not commence until a class could be certified; the Court set March 6, 2011 as the date on which the initial phase of discovery will conclude. The Company intends to vigorously defend itself against the claims raised in this action.

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

In addition to the matters described above, the Company is subject to various legal proceedings and claims that arise in the normal course of business which could have a material adverse effect on its financial position, results of operations or cash flows. In each pending matter, the Company contests liability or the amount of claimed damages. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases where claimants seek substantial or indeterminate damages, or where investigation or discovery have yet to be completed, the Company cannot reasonably estimate the loss or range of loss related to such matters, how such matters will be resolved, when they will ultimately be resolved, or what any eventual settlement, fine, penalty or other relief might be. Subject to the foregoing, the Company believes that the outcome of any such pending matter will not have a material adverse effect on the consolidated financial condition of the Company, although the outcome could be material to the Company’s or a business segment’s operating results in the future, depending, among other things, upon the Company’s or business segment’s income for such period.

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

Beginning in approximately August 2008, representatives of various states attorneys general and FINRA initiated inquiries regarding the purchase of auction rate securities by E*TRADE Securities LLC’s customers. On February 9, 2011, E*TRADE Securities LLC received a “Wells Notice” from FINRA Staff stating that they have made a preliminary determination to recommend that disciplinary action be brought against E*TRADE Securities LLC for alleged violations of certain FINRA rules in connection with the purchases of auction rate securities by customers of E*TRADE Securities LLC. E*TRADE Securities LLC is cooperating with these inquiries and will submit a Wells response to FINRA setting forth the bases for E*TRADE Securities’ belief that disciplinary action is not warranted. As of December 31, 2010, the total amount of auction rate securities held by all E*TRADE Securities LLC customers was approximately $138.2 million.

On January 19, 2010, the North Carolina Securities Division filed an administrative petition before the North Carolina Secretary of State against E*TRADE Securities LLC seeking to revoke the North Carolina securities dealer registration of E*TRADE Securities LLC or, alternatively, to suspend that registration until all North Carolina residents are made whole for their investments in auction rate securities purchased through E*TRADE Securities LLC. E*TRADE Securities LLC is defending that action. As of December 31, 2010, no existing North Carolina customers held any auction rate securities.

On July 21, 2010, the Colorado Division of Securities filed an administrative complaint in the Colorado Office of Administrative Courts against E*TRADE Securities LLC based upon purchases of auction rate securities through E*TRADE Securities LLC by Colorado residents. The complaint seeks to revoke, suspend, or otherwise impose conditions upon the Colorado broker-dealer license of E*TRADE Securities LLC. E*TRADE Securities LLC is defending that action. As of December 31, 2010, the total amount of auction rate securities held by Colorado customers was approximately $3.7 million.

On August 24, 2010, the South Carolina Securities Division filed an administrative complaint before the Securities Commissioner of South Carolina against E*TRADE Securities LLC based upon purchases of auction rate securities through E*TRADE Securities LLC by South Carolina residents. The complaint seeks to suspend the South Carolina broker-dealer license of E*TRADE Securities LLC until South Carolina customers who purchased auction rate securities through E*TRADE Securities LLC and who wish to liquidate those positions are able to do so, and seeks a fine not to exceed $10,000 for each violation of South Carolina statutes or rules that is proven by the Division. E*TRADE Securities LLC is defending that action. As of December 31, 2010, the total amount of auction rate securities held by South Carolina customers was approximately $0.5 million.

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

Loans

The Company provides access to real estate loans for its customers through a third party company. This lending product is being offered as a convenience to the Company’s customers and is not one of its primary product offerings. The Company structured this arrangement to minimize the assumption of any of the typical risks commonly associated with mortgage lending. The third party company providing this product performs all processing and underwriting of these loans. Shortly after closing, the third party company purchases the loans from the Company and is responsible for the credit risk associated with these loans. The Company had $43.4 million in commitments to originate loans, $5.5 million in commitments to sell loans and no commitments to purchase loans at December 31, 2010.

Securities, Unused Lines of Credit and Certificates of Deposit

At December 31, 2010, the Company had commitments to purchase $0.1 billion in securities and no commitments to sell securities. In addition, the Company had approximately $0.3 billion of certificates of deposit scheduled to mature in less than one year and $1.0 billion of unfunded commitments to extend credit.

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

During the 30-year period prior to the redemption of the trust preferred securities, ETBH guarantees the accrued and unpaid distributions on these securities, as well as the redemption price of the securities and certain costs that may be incurred in liquidating, terminating or dissolving the trusts (all of which would otherwise be payable by the trusts). At December 31, 2010, management estimated that the maximum potential liability under this arrangement is equal to approximately $436.6 million or the total face value of these securities plus dividends, which may be unpaid at the termination of the trust arrangement.

NOTE 23—SEGMENT AND GEOGRAPHIC INFORMATION

The Company reports its operating results in two segments, based on the manner in which its chief operating decision maker evaluates financial performance and makes resource allocation decisions: 1) trading and investing; and 2) balance sheet management. Trading and investing includes retail brokerage products and services; investor-focused banking products; market making; and corporate services. Balance sheet management includes the management of asset allocation and credit, liquidity and interest rate risk; loans previously originated or purchased from third parties; and customer cash and deposits.

The Company does not allocate costs associated with certain functions that are centrally managed to its operating segments. These costs are separately reported in a “Corporate/Other” category, along with technology related costs incurred to support centrally-managed functions; restructuring and other exit activities; and corporate debt and corporate investments. Balance sheet management pays the trading and investing segment for the use of its deposits via a deposit transfer pricing arrangement, which is eliminated in consolidation. The deposit transfer pricing arrangement is based on matching deposit balances with similar interest rate sensitivities and maturities.

The Company evaluates the performance of its segments based on segment income (loss). Financial information for the Company’s reportable segments is presented in the following tables (dollars in thousands):

	Year Ended December 31, 2010
	Trading and Investing	Balance Sheet Management	Corporate/ Other	Eliminations	Total
Revenue:
Operating interest income	$828,862	$1,307,238	$24	$(589,411)	$1,546,713
Operating interest expense	(65,847)	(843,994)	—	589,411	(320,430)

Net operating interest income	763,015	463,244	24	—	1,226,283

Commissions	431,000	—	—	—	431,000
Fees and service charges	139,149	3,228	—	—	142,377
Principal transactions	103,346	—	—	—	103,346
Gains (losses) on loans and securities, net	(45)	166,324	(67)	—	166,212
Other-than-temporary impairment (“OTTI”)	—	(41,510)	—	—	(41,510)
Less: noncredit portion of OTTI recognized into other comprehensive income (loss) (before tax)	—	3,840	—	—	3,840

Net impairment	—	(37,670)	—	—	(37,670)
Other revenues	37,944	8,383	—	—	46,327

Total non-interest income	711,394	140,265	(67)	—	851,592

Total net revenue	1,474,409	603,509	(43)	—	2,077,875

Provision for loan losses	—	779,412	—	—	779,412
Operating expense:
Compensation and benefits	228,474	16,333	80,237	—	325,044
Clearing and servicing	71,824	75,669	—	—	147,493
Advertising and market development	132,150	—	—	—	132,150
Professional services	49,418	2,911	28,848	—	81,177
FDIC insurance premiums	—	77,728	—	—	77,728
Communications	70,616	1,019	1,707	—	73,342
Occupancy and equipment	65,478	2,849	2,588	—	70,915
Depreciation and amortization	65,633	1,289	21,009	—	87,931
Amortization of other intangibles	28,475	—	—	—	28,475
Facility restructuring and other exit activities	—	—	14,346	—	14,346
Other operating expenses	40,563	37,661	25,752	—	103,976

Total operating expense	752,631	215,459	174,487	—	1,142,577

Segment income (loss) before other income (expense)	721,778	(391,362)	(174,530)	—	155,886
Other income (expense):
Corporate interest income	—	—	6,188	—	6,188
Corporate interest expense	—	—	(167,130)	—	(167,130)
Gains on sales of investments, net	—	—	2,655	—	2,655
Equity in loss of investments and venture funds	—	—	(740)	—	(740)

Total other income (expense)	—	—	(159,027)	—	(159,027)

Segment income (loss)	$721,778	$(391,362)	$(333,557)	$—	$(3,141)

	Year Ended December 31, 2009
	Trading and Investing	Balance Sheet Management	Corporate/ Other	Eliminations	Total
Revenue:
Operating interest income	$913,534	$1,623,496	$105	$(704,577)	$1,832,558
Operating interest expense	(213,953)	(1,062,580)	—	704,577	(571,956)

Net operating interest income	699,581	560,916	105	—	1,260,602

Commissions	547,993	—	—	—	547,993
Fees and service charges	185,652	6,864	—	—	192,516
Principal transactions	88,053	—	—	—	88,053
Gains (losses) on loans and securities, net	(53)	169,243	(84)	—	169,106
Other-than-temporary impairment (“OTTI”)	—	(232,139)	—	—	(232,139)
Less: noncredit portion of OTTI recognized into other comprehensive income (loss) (before tax)	—	143,044	—	—	143,044

Net impairment	—	(89,095)	—	—	(89,095)
Other revenues	35,555	12,286	—	—	47,841

Total non-interest income	857,200	99,298	(84)	—	956,414

Total net revenue	1,556,781	660,214	21	—	2,217,016

Provision for loan losses	—	1,498,112	—	—	1,498,112
Operating expense:
Compensation and benefits	257,185	15,410	93,637	—	366,232
Clearing and servicing	86,984	83,727	—	—	170,711
Advertising and market development	114,391	8	—	—	114,399
Professional services	32,553	3,437	42,728	—	78,718
FDIC insurance premiums	—	94,258	—	—	94,258
Communications	82,258	188	1,935	—	84,381
Occupancy and equipment	71,964	2,984	3,412	—	78,360
Depreciation and amortization	63,447	796	19,094	—	83,337
Amortization of other intangibles	29,737	—	—	—	29,737
Facility restructuring and other exit activities	—	—	20,652	—	20,652
Other operating expenses	58,016	43,326	21,202	—	122,544

Total operating expense	796,535	244,134	202,660	—	1,243,329

Segment income (loss) before other income (expense)	760,246	(1,082,032)	(202,639)	—	(524,425)
Other income (expense):
Corporate interest income	—	—	860	—	860
Corporate interest expense	—	—	(282,688)	—	(282,688)
Losses on sales of investments, net	—	—	(1,714)	—	(1,714)
Losses on early extinguishment of debt	—	(50,594)	(968,254)	—	(1,018,848)
Equity in loss of investments and venture funds	—	—	(8,616)	—	(8,616)

Total other income (expense)	—	(50,594)	(1,260,412)	—	(1,311,006)

Segment income (loss)	$760,246	$(1,132,626)	$(1,463,051)	$—	$(1,835,431)

	Year Ended December 31, 2008
	Trading and Investing	Balance Sheet Management	Corporate/ Other	Eliminations	Total
Revenue:
Operating interest income	$1,503,262	$2,116,277	$134	$(1,149,733)	$2,469,940
Operating interest expense	(702,946)	(1,648,721)	—	1,149,733	(1,201,934)

Net operating interest income	800,316	467,556	134	—	1,268,006

Commissions	514,736	815	—	—	515,551
Fees and service charges	191,534	8,422	—	—	199,956
Principal transactions	84,798	84	—	—	84,882
Losses on loans and securities, net	(75)	(100,388)	(10)	—	(100,473)
Other-than-temporary impairment (“OTTI”)	—	(95,010)	—	—	(95,010)
Less: noncredit portion of OTTI recognized into other comprehensive income (loss) (before tax)	—	—	—	—	—

Net impairment	—	(95,010)	—	—	(95,010)
Other revenues	38,565	14,169	—	(50)	52,684

Total non-interest income	829,558	(171,908)	(10)	(50)	657,590

Total net revenue	1,629,874	295,648	124	(50)	1,925,596

Provision for loan losses	—	1,583,666	—	—	1,583,666
Operating expense:
Compensation and benefits	274,202	17,607	91,576	—	383,385
Clearing and servicing	89,220	95,912	—	(50)	185,082
Advertising and market development	175,262	(12)	—	—	175,250
Professional services	41,537	8,086	44,447	—	94,070
FDIC insurance premiums	—	31,258	—	—	31,258
Communications	93,007	1,566	2,219	—	96,792
Occupancy and equipment	80,330	5,134	302	—	85,766
Depreciation and amortization	59,739	2,254	20,490	—	82,483
Amortization of other intangibles	35,746	—	—	—	35,746
Facility restructuring and other exit activities	—	—	29,502	—	29,502
Other operating expenses	77,547	24,571	(11,237)	—	90,881

Total operating expense	926,590	186,376	177,299	(50)	1,290,215

Segment income (loss) before other income (expense)	703,284	(1,474,394)	(177,175)	—	(948,285)
Other income (expense):
Corporate interest income	—	—	7,210	—	7,210
Corporate interest expense	—	—	(362,160)	—	(362,160)
Losses on sales of investments, net	—	—	(4,230)	—	(4,230)
Gains (losses) on early extinguishment of debt	—	(10,868)	20,952	—	10,084
Equity in income of investments and venture funds	—	—	18,462	—	18,462

Total other income (expense)	—	(10,868)	(319,766)	—	(330,634)

Segment income (loss)	$703,284	$(1,485,262)	$(496,941)	$—	$(1,278,919)

Segment Assets

	Trading and Investing	Balance Sheet Management	Corporate/Other/ Eliminations	Total
As of December 31, 2010	$9,049,333	$36,118,175	$1,205,493	$46,373,001
As of December 31, 2009	$9,047,604	$37,236,570	$1,082,311	$47,366,485

Geographic Information

The Company primarily operates in U.S. markets from both U.S. and international locations. The following information provides a representation of each region’s contribution to the consolidated amounts (dollars in thousands):

	United States	Europe	Asia	Total
Total net revenue:
Year ended December 31, 2010	$2,038,597	$21,992	$17,286	$2,077,875
Year ended December 31, 2009	$2,142,693	$60,136	$14,187	$2,217,016
Year ended December 31, 2008	$1,824,310	$88,920	$12,366	$1,925,596
Long-lived assets:
At December 31, 2010	$301,996	$514	$148	$302,658
At December 31, 2009	$313,269	$6,010	$890	$320,169

No single customer account for greater than 10% of gross revenues for the years ended December 31, 2010, 2009 and 2008.

NOTE 24—CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

The following presents the Parent’s condensed statement of loss, balance sheet and statement of cash flows:

CONDENSED STATEMENT OF LOSS

(In thousands)

	Year Ended December 31,
	2010	2009	2008
Total net revenue	$254,016	$358,990	$389,062
Total operating expense	353,839	344,291	374,072

Income (loss) before other income (expense), income tax benefit, discontinued operations and equity in income (loss) of consolidated subsidiaries	(99,823)	14,699	14,990

Total other income (expense)	(157,705)	(1,255,882)	(340,285)

Loss before income tax benefit, discontinued operations and equity in income (loss) of consolidated subsidiaries	(257,528)	(1,241,183)	(325,295)
Income tax benefit	(64,109)	(340,749)	(138,686)
Equity in income (loss) of consolidated subsidiaries	164,947	(397,328)	(593,978)

Loss from continuing operations	(28,472)	(1,297,762)	(780,587)
Income from discontinued operations, net of tax	—	—	268,797

Net loss	$(28,472)	$(1,297,762)	$(511,790)

CONDENSED BALANCE SHEET

(In thousands)

	December 31,
	2010	2009
ASSETS
Cash and equivalents	$468,176	$377,496
Property and equipment, net	288,008	293,573
Investment in consolidated subsidiaries	5,133,786	5,107,971
Receivable from subsidiaries	13,816	30,227
Other assets	610,417	601,863

Total assets	$6,514,203	$6,411,130

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Corporate debt	$2,145,881	$2,458,691
Other liabilities	315,877	202,884

Total liabilities	2,461,758	2,661,575

Total shareholders’ equity	4,052,445	3,749,555

Total liabilities and shareholders’ equity	$6,514,203	$6,411,130

CONDENSED STATEMENT OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net loss	$(28,472)	$(1,297,762)	$(511,790)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization (including discount amortization)	90,131	87,191	99,420
(Income) loss from subsidiaries(1)	(188,740)	612,700	759,814
Dividends from E*TRADE Securities LLC(2)	124,000	63,000	49,000
Gain on sale of the international brokerage business	—	—	(428,979)
(Gains) losses on early extinguishment of debt	—	968,254	(21,517)
Other	22,071	30,744	44,923
Increase in other assets	(10,216)	(429,058)	(508,675)
Increase in other liabilities	121,974	176,156	58,118

Net cash provided by (used in) operating activities	130,748	211,225	(459,686)

Cash flows from investing activities:
Purchases of property and equipment	(81,467)	(86,252)	(98,883)
Cash contributions to subsidiaries	(8,332)	(653,438)	(191,831)
Proceeds from sale of international brokerage business, net and other	11,361	9,000	467,471

Net cash (used in) provided by investing activities	(78,438)	(730,690)	176,757

Cash flows from financing activities:
Claims settlement under Section 16(b)	35,000	—	—
Proceeds from issuance of common stock	—	733,119	—
Proceeds from issuance of 12 1/2% Notes	—	—	150,000
Other	3,370	(19,422)	64,530

Net cash provided by financing activities	38,370	713,697	214,530

Increase (decrease) in cash and equivalents	90,680	194,232	(68,399)
Cash and equivalents, beginning of period	377,496	183,264	251,663

Cash and equivalents, end of period	$468,176	$377,496	$183,264

(1)	Includes equity in (income) loss of subsidiaries, returns of capital and dividends received, except for E*TRADE Securities LLC.
(2)

In the current year, the Company separately presented dividends from E*TRADE Securities LLC which were previously reported in the Equity in (income) loss of subsidiaries line item. Prior periods have been re-presented to conform to current period presentation.

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

In support of the Company’s brokerage business, the Company has provided guarantees on the settlement of its subsidiaries’ financial obligations with several financial institutions related to its securities lending activities. Terms and conditions of the guarantees, although typically undefined in the guarantees themselves, are governed by the conditions of the underlying obligation that the guarantee covers. Thus, the Company’s obligation to pay under these guarantees coincides exactly with the terms and conditions of those underlying obligations. At December 31, 2010, no claims had been filed with the Company for payment under any of these guarantees. None of these guarantees are collateralized.

In addition to guarantees issued on behalf its subsidiaries participating in securities lending programs, the Company also issues guarantees for the settlement of foreign exchange transactions. If a subsidiary fails to deliver currency on the settlement date of a foreign exchange arrangement, the beneficiary financial institution may seek payment from the Company. Terms are undefined, and are governed by the terms of the underlying financial obligation. At December 31, 2010, no claims had been made against the Company for payment under these guarantees and thus, no obligations have been recorded. None of these guarantees are collateralized.

NOTE 25—QUARTERLY DATA (UNAUDITED)

The information presented below reflects all adjustments, which, in the opinion of management, are of a normal and recurring nature necessary to present fairly the results of operations for the quarterly periods presented (dollars in thousands, except per share amounts):

	2010				2009
	1st	2nd	3rd	4th	1st	2nd	3rd	4th
Total net revenue	$536,503	$534,001	$489,422	$517,949	$497,343	$620,906	$575,327	$523,440
Net income (loss)	$(47,837)	$35,076	$8,404	$(24,115)	$(232,685)	$(143,237)	$(854,691)	$(67,149)
Earnings (loss) per share:
Basic	$(0.25)	$0.17	$0.04	$(0.11)	$(4.10)	$(2.16)	$(6.74)	$(0.36)
Diluted	$(0.25)	$0.12	$0.03	$(0.11)	$(4.10)	$(2.16)	$(6.74)	$(0.36)

In the second quarter of 2010, the Company completed a 1-for-10 reverse stock split. All prior periods presented have been adjusted to reflect the impact of this reverse stock split, including the impact on basic and diluted earnings (loss) per share. In the third quarter of 2009, the increase in net loss was due principally to an early extinguishment of debt that resulted in a non-cash loss of $772.9 million (pre-tax loss of $968.3 million).

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

(a)	Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (“Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report, have concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

(b)	Our Chief Executive Officer and our Chief Financial Officer have evaluated the changes to the Company’s internal control over financial reporting that occurred during our last fiscal quarter ended December 31, 2010, as required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15, and have concluded that there were no such changes that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Management Report on Internal Control Over Financial Reporting and the Reports of Independent Registered Public Accounting Firm are included in Item 8. Financial Statements and Supplementary Data.

ITEM 9B.    OTHER INFORMATION

None.

PART III

Certain portions of the Company’s Proxy Statement for its next Annual Meeting of Shareholders, which, when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, will be incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K, provide the information required under Part III (Items 10, 11, 12, 13 and 14).

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

Consolidated Financial Statements and Financial Statement Schedules

Consolidated Financial Statement Schedules have been omitted because the required information is not applicable, not material or is provided in the consolidated financial statements or notes thereto.

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of E*TRADE Financial Corporation as currently in effect. (Incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q filed August 4, 2010.)

3.2	Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed May 14, 2010.)

4.1	Specimen of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 of Amendment No. 1 to the Company’s Registration Statement on Form S-1, Registration Statement No. 333-05525, filed July 22, 1996.)

4.2	Indenture dated June 8, 2004, between E*TRADE Financial Corporation and The Bank of New York, as Trustee, relating to the 2011 Notes (includes form of note) (Incorporated by reference to Exhibit 4 of the Company’s Registration Statement on Form S-4, Registration Statement No. 333-117080, filed on July 1, 2004.)

4.3	First Supplemental Indenture dated September 19, 2005, between the Company and The Bank of New York, as Trustee, relating to the 2011 Notes (Incorporated by reference to Exhibit 4.1 of the Company’s Form 10-Q filed November 1, 2005.)

4.4	Second Supplemental Indenture dated November 1, 2006, between the Company and The Bank of New York, as Trustee, relating to the 2011 Notes (Incorporated by reference to Exhibit 4.4 of the Company’s Form 10-K filed February 24, 2010.)

4.5	Third Supplemental Indenture dated as of July 9, 2009, between E*TRADE Financial Corporation and The Bank of New York Mellon, as Trustee, relating to the 2011 Notes (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on July 9, 2009.)

4.6	Indenture dated September 19, 2005, between the Company and The Bank of New York, as Trustee, relating to the 2013 Notes (includes form of note) (Incorporated by reference to Exhibit 4.2 of the Company’s Form 10-Q filed November 1, 2005.)

4.7	First Supplemental Indenture dated November 10, 2005, between E*TRADE Financial Corporation and The Bank of New York, as Trustee, relating to the 2013 Notes (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on November 15, 2005.)

4.8	Second Supplemental Indenture dated November 1, 2006, between the Company and The Bank of New York, as Trustee, relating to the 2013 Notes (Incorporated by reference to Exhibit 4.8 of the Company’s Form 10-K filed February 24, 2010.)

4.9	Indenture dated November 22, 2005, between E*TRADE Financial Corporation and The Bank of New York, as Trustee, relating to the 2015 Notes (includes form of note) (Incorporated by reference to Exhibit 4.15 of the Company’s Form 10-K filed March 1, 2006.)

4.10	First Supplemental Indenture dated November 1, 2006, between the Company and The Bank of New York, as Trustee, relating to the 2015 Notes (Incorporated by reference to Exhibit 4.10 of the Company’s Form 10-K filed February 24, 2010.)

Exhibit Number	Description

4.11	Indenture dated November 29, 2007, between E*TRADE Financial Corporation and The Bank of New York, as Trustee, relating to the 2017 Notes (includes form of note) (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on December 4, 2007.)

4.12	First Supplemental Indenture dated December 27, 2007, between the Company and The Bank of New York, as Trustee, relating to the 2017 Notes (Incorporated by reference to Exhibit 4.12 of the Company’s Form 10-K filed February 24, 2010.)

4.13	Second Supplemental Indenture dated January 18, 2008, between the Company and The Bank of New York, as Trustee, relating to the 2017 Notes (Incorporated by reference to Exhibit 4.13 of the Company’s Form 10-K filed February 24, 2010.)

4.14	Third Supplemental Indenture dated as of July 9, 2009, between E*TRADE Financial Corporation and The Bank of New York Mellon, as trustee, relating to the 2017 Notes (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on July 9, 2009.)

4.15	Indenture dated as of August 25, 2009 between E*TRADE Financial Corporation and The Bank of New York Mellon, as Trustee, relating to the 2019 Debentures (includes form of note) (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on August 25, 2009.)

4.16	Rights Agreement dated at July 9, 2001 between E*TRADE Financial Corporation and American Stock Transfer and Trust Company, as Rights Agent (Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on July 10, 2001.)

4.17	Second Amendment to Rights Agreement, dated as of June 17, 2009, by and between E*TRADE Financial Corporation and American Stock Transfer & Trust Company, as rights agent (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on June 17, 2009.)

4.18	Third Amendment to Rights Agreement, dated as of June 30, 2009, by and between E*TRADE Financial Corporation and American Stock Transfer & Trust Company, as Rights Agent (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on June 30, 2009.)

4.19	Fourth Amendment, dated as of September 11, 2009, to Rights Agreement by and among E*TRADE Financial Corporation and American Transfer and Trust Company (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on September 14, 2009.)

4.20	Registration Rights Agreement, dated as of November 29, 2007, by and between Wingate Capital Ltd. and E*TRADE Financial Corporation (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on December 4, 2007.)

+10.1	Executive Deferred Compensation Plan (Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-K filed February 24, 2010.)

10.2	[redacted] Master Service Agreement and Global Services Schedule, dated April 9, 2003, between E*TRADE Group, Inc. and ADP Financial Information Services, Inc. (Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on August 8, 2003.)

10.3	Code of Professional Conduct (Incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K filed on October 24, 2008).

+10.4	Amended 2005 Equity Incentive Plan of E*TRADE Financial Corporation. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 5, 2010.)

Exhibit Number	Description

+10.5	Forms of Award Agreements for Amended 2005 Equity Incentive Plan (Incorporated by reference to Exhibit 10.66 to the Company’s Current Report on Form 8-K filed on May 31, 2005.)

+10.6	Executive Bonus Plan (Incorporated by reference to Exhibit 10.67 to the Company’s Current Report on Form 8-K filed on May 31, 2005.)

10.7	Master Investment and Securities Purchase Agreement, dated November 29, 2007 by and between E*TRADE Financial Corporation and Wingate Capital Ltd. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 4, 2007.)

10.8	First Amendment to Master Investment and Securities Purchase Agreement, dated as of December 12, 2007, by and between Wingate Capital Ltd. and E*TRADE Financial Corporation (Incorporated by reference to Exhibit 99.5 of the Schedule 13D filed by Citadel Limited Partnership et al with respect to E*TRADE Financial Corporation on December 7, 2007.)

10.9	Second Amendment to Master Investment and Securities Purchase Agreement, dated as of January 18, 2008, by and between Wingate Capital Ltd. and E*TRADE Financial Corporation (Incorporated by reference to Exhibit 99.12 of the Amendment No. 1 to Schedule 13D filed by Citadel Limited Partnership et al with respect to E*TRADE Financial Corporation on January 18, 2008.)

10.10	Securities Purchase Agreement, dated November 29, 2007 among E*TRADE Financial Corporation, Investment Partners (A), LLC and the additional investors party thereto (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on December 4, 2007.)

10.11	ABS Purchase Agreement, dated as of November 29, 2007, by and among E*TRADE Financial Corporation, E*TRADE Bank, E*TRADE Global Asset Management, Inc. and Citadel Equity Fund Ltd. (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on December 4, 2007.)

10.12	[redacted] Equities and Options Order Handling Agreement, dated as of November 29, 2007, by and among E*TRADE Financial Corporation, E*TRADE Securities LLC, and Citadel Derivatives Group LLC (Incorporated by reference to Exhibit 10.29 of the Company’s Form 10-K filed on February 28, 2008.)

10.13	Exchange Agreement dated June 17, 2009 between E*TRADE Financial Corporation and Citadel Equity Fund Ltd. (Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on June 17, 2009.)

10.14	Amendment No. 1 to Exchange Agreement dated June 22, 2009 between E*TRADE Financial Corporation and Citadel Equity Fund Ltd. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 23, 2009.)

10.15	Form of Exchange Agreement (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 6, 2008.)

10.16	Guarantee and Support Agreement, dated as of July 14, 2008, by E*TRADE Financial Corporation in favor of The Bank of Nova Scotia (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 16, 2008).

10.17	Form of Indemnification Agreement for Directors dated July 30, 2008. (Incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed on August 8, 2008.)

+10.18	Employment Agreement dated March 19, 2010 by and between E*TRADE Financial Corporation and Steven J. Freiberg. (Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on May 5, 2010.)

Exhibit Number	Description

+10.19	Form of Employment Agreement between E*TRADE Financial Corporation and each of Matthew Audette, Michael Curcio, Greg Framke and Nicholas Utton (Incorporated by reference to Exhibit 10.21 of the Company’s Form 10-K filed February 24, 2010.)

*+10.20	Transition Agreement dated December 23, 2010 by and between E*TRADE Financial Corporation and Bruce Nolop.

*12.1	Statement of Ratio of Earnings to Fixed Charges.

*21.1	Subsidiaries of the Registrant.

*23.1	Consent of Independent Registered Public Accounting Firm.

*31.1	Certification—Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification—Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification—Section 906 of the Sarbanes-Oxley Act of 2002

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herein.
+	Exhibit is a management contract or a compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 22, 2011

E*TRADE Financial Corporation (Registrant)

By	/S/ STEVEN J. FREIBERG
Steven J. Freiberg Chief Executive Officer (Principal Executive Officer)

By	/S/ MATTHEW J. AUDETTE
Matthew J. Audette Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ STEVEN J. FREIBERG Steven J. Freiberg	Director and Chief Executive Officer (Principal Executive Officer)	February 22, 2011

/s/ MATTHEW J. AUDETTE Matthew J. Audette	Chief Financial Officer (Principal Financial and Accounting Officer)	February 22, 2011

/s/ ROBERT A. DRUSKIN Robert A. Druskin	Director	February 22, 2011

/s/ RONALD D. FISHER Ronald D. Fisher	Director	February 22, 2011

/s/ KENNETH C. GRIFFIN Kenneth C. Griffin	Director	February 22, 2011

/s/ FREDERICK W. KANNER Frederick W. Kanner	Director	February 22, 2011

/s/ MICHAEL K. PARKS Michael K. Parks	Director	February 22, 2011

/s/ C. CATHLEEN RAFFAELI C. Cathleen Raffaeli	Director	February 22, 2011

/s/ LEWIS E. RANDALL Lewis E. Randall	Director	February 22, 2011

/s/ JOSEPH L. SCLAFANI Joseph L. Sclafani	Director	February 22, 2011

/s/ JOSEPH M. VELLI Joseph M. Velli	Director	February 22, 2011

/s/ DONNA L. WEAVER Donna L. Weaver	Director	February 22, 2011

/s/ STEPHEN H. WILLARD Stephen H. Willard	Director	February 22, 2011