Form 10-Q
period 2011-03-31
E TRADE FINANCIAL CORP
filed 2011-05-04
CIK 1015780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

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

As of May 2, 2011, there were 279,700,971 shares of common stock outstanding.

E*TRADE FINANCIAL CORPORATION

FORM 10-Q QUARTERLY REPORT

For the Quarter Ended March 31, 2011

Unless otherwise indicated, references to “the Company,” “we,” “us,” “our” and “E*TRADE” mean E*TRADE Financial Corporation and its subsidiaries.

E*TRADE, E*TRADE Financial, E*TRADE Bank, Equity Edge, OptionsLink and the Converging Arrows logo are registered trademarks of E*TRADE Financial Corporation in the United States and in other countries.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements involving risks and uncertainties. These statements relate to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as “expect,” “may,” “anticipate,” “intend,” “plan” and similar expressions. Our actual results could differ materially from those discussed in these forward-looking statements, and we caution that we do not undertake to update these statements. Factors that could contribute to our actual results differing from any forward-looking statements include those discussed under Risk Factors, Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission (“SEC”). The cautionary statements made in this report should be read as being applicable to all forward-looking statements wherever they appear in this report. We further caution that there may be risks associated with owning our securities other than those discussed in such filings. Important factors that may cause actual results to differ materially from any forward-looking statements are set forth in Item 1A. Risk Factors in the Annual Report on Form 10-K for the year ended December 31, 2010, and as updated in this report.

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

Management monitors a number of metrics in evaluating the Company’s performance. The most significant of these are shown in the table and discussed in the text below:

	As of or For the Three Months Ended March 31,		Variance
	2011	2010	2011 vs. 2010
Customer Activity Metrics:
Daily average revenue trades (“DARTs”)	177,279	155,310	14%
Average commission per trade	$11.32	$11.38	(1)%
Margin receivables (dollars in billions)	$5.7	$3.8	50%
End of period brokerage accounts	2,734,823	2,631,977	4%
Net new brokerage accounts	50,512	1,898	*
Customer assets (dollars in billions)	$188.9	$158.8	19%
Net new brokerage assets (dollars in billions)	$3.9	$2.2	*
Brokerage related cash (dollars in billions)	$25.9	$21.8	19%

Company Financial Metrics:
Corporate cash (dollars in millions)	$460.9	$418.4	10%
E*TRADE Bank excess risk-based capital (dollars in millions)	$1,255.0	$945.6	33%
Special mention loan delinquencies (dollars in millions)	$508.8	$768.6	(34)%
Allowance for loan losses (dollars in millions)	$953.6	$1,162.4	(18)%
Enterprise net interest spread	2.84%	2.96%	(0.12)%
Enterprise interest-earning assets (average in billions)	$42.7	$42.4	1%

*	Percentage not meaningful.

Customer Activity Metrics

•	DARTs are the predominant driver of commissions revenue from our customers.

•	Average commission per trade is an indicator of changes in our customer mix, product mix and/or product pricing and is impacted by the mix between our customer groups.

•

Margin receivables represent credit extended to customers and non-customers to finance their purchases of securities by borrowing against securities they currently own. Margin receivables are a key driver of net operating interest income.

•	End of period brokerage accounts and net new brokerage accounts are indicators of our ability to attract and retain brokerage customers.

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

•

E*TRADE Bank excess risk-based capital is the capital that E*TRADE Bank has in excess of the regulatory minimum to be considered well-capitalized and is an indicator of E*TRADE Bank’s ability to absorb future losses. It is also a potential source of additional corporate cash, as this capital, if requested by us and approved by our regulators, could be sent as a dividend or otherwise distributed to the parent company.

•

Special mention loan delinquencies are loans 30-89 days past due and are an indicator of the expected trend for charge-offs in future periods as these loans have a greater propensity to migrate into nonaccrual status and ultimately charge-off.

•

Allowance for loan losses is an estimate of the losses inherent in our loan portfolio as of the balance sheet date and is typically equal to the expected charge-offs in our loan portfolio over the next twelve months as well as the estimated charge-offs, including economic concessions to borrowers, over the estimated remaining life of loans modified in troubled debt restructurings. The general allowance for loan losses also includes a specific qualitative component to account for a variety of economic and operational factors that are not directly considered in the quantitative loss model, including the current level of unemployment and the limited historical charge-off and loss experience on modified loans, but are factors we believe may impact our level of credit losses.

•	Enterprise interest-earning assets, in conjunction with our enterprise net interest spread, are indicators of our ability to generate net operating interest income.

Significant Events in the First Quarter of 2011

Enhancement to Our Trading and Investing Products and Services

•	We expanded our offering by introducing unified managed account advisory services to long-term investors seeking professional money management services with an investment of $250,000 or more;

•

We launched E*TRADE Community, a social networking platform for investors, which leverages social media and provides customers a platform to interact and share ideas and investment strategies with other E*TRADE customers, while being an important channel for us to gather customer feedback; and

•	We grew our sales force by 12%, which included a nearly 15% increase in our financial consultant team, as we continue to focus on engagement with long-term and retirement investors.

Conversions of Convertible Debentures

•	During the quarter, $278.9 million of the convertible debentures were converted into 27.0 million shares of common stock; and

•

On April 29, 2011, Citadel sold 27.5 million shares of the Company’s common stock through a secondary offering. As part of and following the offering, Citadel converted $314.1 million in convertible debentures into 30.4 million shares of common stock. A total of $325.1 million in convertible debentures were converted into 31.4 million shares of common stock during the period April 1, 2011 through May 2, 2011.

EARNINGS OVERVIEW

We generated net income of $45.2 million for the three months ended March 31, 2011, due primarily to income before income taxes of $184.4 million in the trading and investing segment, which was partially offset by $116.1 million in provision for loan losses reported in the balance sheet management segment. The provision for loan losses has declined 78% from its peak of $517.8 million in the third quarter of 2008 and we expect it to continue to decline in 2011 when compared to 2010, although performance is subject to variability from quarter to quarter.

The following sections describe in detail the changes in key operating factors and other changes and events that have affected net revenue, provision for loan losses, operating expense, other income (expense) and income tax expense (benefit).

Revenue

The components of net revenue and the resulting variances are as follows (dollars in millions):

	Three Months Ended March 31,		Variance
			2011 vs. 2010
	2011	2010	Amount	%
Net operating interest income	$309.7	$320.4	$(10.7)	(3)%
Commissions	124.5	113.3	11.2	10%
Fees and service charges	37.2	42.2	(5.0)	(12)%
Principal transactions	29.6	26.2	3.4	13%
Gains on loans and securities, net	32.3	29.0	3.3	11%
Net impairment	(6.1)	(8.6)	2.5	(30)%
Other revenues	9.5	14.0	(4.5)	(32)%

Total non-interest income	227.0	216.1	10.9	5%

Total net revenue	$536.7	$536.5	$0.2	0%

Total net revenue was $536.7 million for the three months ended March 31, 2011 which was consistent with the same period in 2010, as an increase in commissions was offset by a decline in net operating interest income.

Net Operating Interest Income

Net operating interest income decreased 3% to $309.7 million for the three months ended March 31, 2011 compared to the same period in 2010. Net operating interest income is earned primarily through investing customer cash and deposits in interest-earning assets, which include margin receivables, real estate loans, available-for-sale securities and held-to-maturity securities. The slight decrease in net operating interest income was due primarily to a decrease in the net operating interest spread.

The following table presents enterprise average balance sheet data and enterprise income and expense data for our operations, as well as the related net interest spread, yields and rates and has been prepared on the basis required by the SEC’s Industry Guide 3, “Statistical Disclosure by Bank Holding Companies” (dollars in millions):

	Three Months Ended March 31,
	2011			2010
	Average Balance	Operating Interest Inc./Exp.	Average Yield/ Cost	Average Balance	Operating Interest Inc./Exp.	Average Yield/ Cost
Enterprise interest-earning assets:
Loans(1)	$15,824.9	$186.3	4.71%	$19,928.5	$241.6	4.85%
Margin receivables	5,443.3	56.3	4.19%	4,022.2	44.7	4.51%
Available-for-sale securities	15,752.9	111.2	2.82%	13,720.4	109.6	3.19%
Held-to-maturity securities	2,518.5	20.8	3.30%	—	—	—
Cash and equivalents	1,831.1	0.9	0.21%	2,449.3	1.4	0.23%
Segregated cash and investments	727.2	0.2	0.13%	1,601.0	0.9	0.24%
Securities borrowed and other	643.8	9.8	6.16%	687.5	7.1	4.17%

Total enterprise interest-earning assets	42,741.7	385.5	3.61%	42,408.9	405.3	3.83%

Non-operating interest-earning and non-interest earning assets(2)	4,473.1			4,235.2

Total assets	$47,214.8			$46,644.1

Enterprise interest-bearing liabilities:
Retail deposits	$25,564.9	11.3	0.18%	$24,821.5	18.5	0.30%
Brokered certificates of deposit	70.4	0.9	5.31%	119.8	1.5	5.04%
Customer payables	5,319.1	1.9	0.14%	5,206.9	1.9	0.15%
Securities sold under agreements to repurchase	5,885.0	38.0	2.58%	6,372.0	34.8	2.18%
Federal Home Loan Bank (“FHLB”) advances and other borrowings	2,752.2	25.3	3.67%	2,761.4	29.4	4.26%
Securities loaned and other	685.0	0.3	0.20%	620.3	0.5	0.32%

Total enterprise interest-bearing liabilities	40,276.6	77.7	0.77%	39,901.9	86.6	0.87%

Non-operating interest-bearing and non-interest bearing liabilities(3)	2,786.2			2,934.5

Total liabilities	43,062.8			42,836.4
Total shareholders’ equity	4,152.0			3,807.7

Total liabilities and shareholders’ equity	$47,214.8			$46,644.1

Excess of enterprise interest-earning assets over enterprise interest-bearing liabilities/Enterprise net interest income/Spread	$2,465.1	$307.8	2.84%	$2,507.0	$318.7	2.96%

Enterprise net interest margin (net yield on enterprise interest-earning assets)			2.88%			3.01%
Ratio of enterprise interest-earning assets to enterprise interest-bearing liabilities			106.12%			106.28%
Return on average:
Total assets			0.38%			(0.41)%
Total shareholders’ equity			4.36%			(5.03)%
Average equity to average total assets			8.79%			8.16%

Reconciliation from enterprise net interest income to net operating interest income (dollars in millions):

	Three Months Ended March 31,
	2011	2010
Enterprise net interest income	$307.8	$318.7
Taxable equivalent interest adjustment	(0.3)	(0.3)
Customer cash held by third parties and other(4)	2.2	2.0

Net operating interest income	$309.7	$320.4

(1)	Nonaccrual loans are included in the respective average loan balances. Income on such nonaccrual loans is recognized on a cash basis.
(2)

Non-operating interest-earning and non-interest earning assets consist of property and equipment, net, goodwill, other intangibles, net and other assets that do not generate operating interest income. Some of these assets generate corporate interest income.

(3)

Non-operating interest-bearing and non-interest bearing liabilities consist of corporate debt and other liabilities that do not generate operating interest expense. Some of these liabilities generate corporate interest expense.

(4)

Includes interest earned on average customer assets of $3.6 billion and $3.1 billion for the three months ended March 31, 2011 and 2010, respectively, held by parties outside E*TRADE Financial, including third party money market funds and sweep deposit accounts at unaffiliated financial institutions.

Average enterprise interest-earning assets increased 1% to $42.7 billion for the three months ended March 31, 2011 compared to the same period in 2010. This increase was primarily a result of the increases in average margin receivables and average available-for-sale and held-to-maturity securities, partially offset by decreases in average loans and average cash and equivalents and average segregated cash and investments.

Average enterprise interest-bearing liabilities increased 1% to $40.3 billion for the three months ended March 31, 2011 compared to the same period in 2010. The increase in average enterprise interest-bearing liabilities was primarily due to an increase in average retail deposits, partially offset by a decrease in average securities sold under agreements to repurchase.

Enterprise net interest spread decreased by 12 basis points to 2.84% for the three months ended March 31, 2011 compared to the same period in 2010. This decrease was largely driven by a decrease in loans, combined with a historically low interest rate environment. In the current interest rate environment with historically low levels of interest rates, we expect continued downward pressure on our enterprise net interest spread.

Commissions

Commissions increased 10% to $124.5 million for three months ended March 31, 2011 compared to the same period in 2010. The main factors that affect commissions are DARTs, average commission per trade and the number of trading days during the period. Average commission per trade is impacted by different trade types (e.g. equities, options, fixed income, stock plan, exchange-traded funds, mutual funds and cross border) that can have different commission rates. Accordingly, changes in the mix of trade types will impact average commission per trade.

DART volume increased 14% to 177,279 for the three months ended March 31, 2011 compared the same period in 2010. Option-related DARTs as a percentage of total DARTs represented 19% and 15% of trading volume for the three months ended March 31, 2011 and 2010, respectively. Exchange-traded funds-related DARTs as a percentage of total DARTs represented 8% and 9% of trading volume for the three months ended March 31, 2011 and 2010, respectively.

Average commission per trade decreased 1% to $11.32 for the three months ended March 31, 2011 compared to the same period in 2010. The slight decrease in the average commission per trade was due primarily to the elimination of the $12.99 commission tier and the per share commission applied to market trades larger than 2,000 shares, which did not become effective until the second quarter of 2010, partially offset by an improvement in the product and customer mix when compared to the same period in 2010.

Fees and Service Charges

Fees and service charges decreased 12% to $37.2 million for the three months ended March 31, 2011 compared to the same period in 2010. The decrease was primarily due to the elimination of all account activity fees, which did not become effective until the second quarter of 2010.

Principal Transactions

Principal transactions increased 13% to $29.6 million for the three months ended March 31, 2011 compared to the same period in 2010. Principal transactions are derived from our market making business in which we act as a market maker for our brokerage customers’ orders as well as orders from third party customers. The increase in principal transactions was driven by an increase in the volume of orders in addition to an increase in average revenue earned per share traded when compared to the same period in 2010.

Gains on Loans and Securities, Net

Gains on loans and securities, net were $32.3 million and $29.0 million for the three months ended March 31, 2011 and 2010, respectively, as shown in the following table (dollars in millions):

	Three Months Ended March 31,		Variance
			2011 vs. 2010
	2011	2010	Amount	%
Gains (losses) on loans, net	$0.0	$(0.9)	$0.9	*

Gains on available-for-sale securities and other investments, net	35.8	29.4	6.4	22%
Gains on trading securities, net	0.6	0.7	(0.1)	(12)%
Hedge ineffectiveness	(4.1)	(0.2)	(3.9)	*

Gains on securities, net	32.3	29.9	2.4	8%

Gains on loans and securities, net	$32.3	$29.0	$3.3	11%

*	Percentage not meaningful.

Net Impairment

We recognized $6.1 million and $8.6 million of net impairment during the three months ended March 31, 2011 and 2010, respectively, on certain securities in the non-agency CMO portfolio due to continued deterioration in the expected credit performance of the underlying loans in those specific securities. The gross other-than-temporary impairment (“OTTI”) and the noncredit portion of OTTI, which was or had been previously recorded through other comprehensive income, are shown in the table below (dollars in millions):

	Three Months Ended March 31,
	2011	2010
Other-than-temporary impairment (“OTTI”)	$(4.9)	$(14.5)
Less: noncredit portion of OTTI recognized into (out of) other comprehensive income (before tax)	(1.2)	5.9

Net impairment	$(6.1)	$(8.6)

Other Revenues

Other revenues decreased 32% to $9.5 million for the three months ended March 31, 2011 compared to the same period in 2010. The decrease was due primarily to the gain on the sale of approximately $1 billion in savings accounts to Discover Financial Services in the first quarter of 2010, which increased other revenues during the three months ended March 31, 2010, and to a decline in the income from the cash surrender value of our bank-owned life insurance when compared to the same period in 2010.

Provision for Loan Losses

Provision for loan losses decreased 57% to $116.1 million for the three months ended March 31, 2011 compared to the same period in 2010. The decrease in our provision for loan losses was driven primarily by lower levels of at-risk (30-179 days delinquent) loans in our one- to four-family and home equity loan portfolios. We believe the delinquencies in both of these portfolios were caused by several factors, including: significant continued home price depreciation; weak demand for homes and high inventories of unsold homes; significant contraction in the availability of credit; and a general decline in economic growth along with higher levels of unemployment. In addition, the combined impact of home price depreciation and the reduction of available credit made it difficult for borrowers to refinance existing loans. The provision for loan losses has declined 78% from its peak of $517.8 million in the third quarter of 2008 and we expect it to continue to decline in 2011 when compared to 2010, although performance is subject to variability from quarter to quarter.

Operating Expense

The components of operating expense and the resulting variances are as follows (dollars in millions):

	Three Months Ended March 31,		Variance
			2011 vs. 2010
	2011	2010	Amount	%
Compensation and benefits	$84.0	$87.2	$(3.2)	(4)%
Clearing and servicing	39.2	39.2	0.0	*
Advertising and market development	44.4	38.1	6.3	16%
Professional services	23.5	20.3	3.2	16%
FDIC insurance premiums	20.6	19.3	1.3	6%
Communications	15.6	20.5	(4.9)	(24)%
Occupancy and equipment	16.8	18.2	(1.4)	(8)%
Depreciation and amortization	22.0	20.6	1.4	7%
Amortization of other intangibles	6.5	7.1	(0.6)	(8)%
Facility restructuring and other exit activities	3.5	3.4	0.1	5%
Other operating expenses	21.9	21.4	0.5	3%

Total operating expense	$298.0	$295.3	$2.7	1%

*	Percentage not meaningful

Operating expense increased 1% to $298.0 million for the three months ended March 31, 2011 compared to the same period in 2010. The fluctuation was driven by increases in advertising and market development and professional services, offset by decreases in communications and compensation and benefits expense.

Compensation and Benefits

Compensation and benefits expense decreased 4% to $84.0 million for three months ended March 31, 2011 compared to the same period in 2010. This decrease resulted from lower incentive compensation expense and lower salary expense due to a slight reduction in our employee base compared to the same period in 2010.

Advertising and Market Development

Advertising and market development expense increased 16% to $44.4 million for the three months ended March 31, 2011 compared to the same period in 2010. This fluctuation was due largely to the planned increase in advertising expenditures in our continuing effort to attract new accounts and customer assets during the three months ended March 31, 2011.

Professional Services

Professional services expense increased 16% to $23.5 million for the three months ended March 31, 2011 compared to the same period in 2010. The increase was driven primarily by increased legal expenses compared to the three months ended March 31, 2010.

Communications

Communications expense decreased 24% to $15.6 million for the three months ended March 31, 2011 compared to the same period in 2010. The decrease was driven primarily by a decline in vendor service fees as compared to the three months ended March 31, 2010.

Other Income (Expense)

Other income (expense) was an expense of $43.7 million and $39.1 million for three months ended March 31, 2011 and 2010, respectively, as shown in the following table (dollars in millions):

	Three Months Ended March 31,		Variance
			2011 vs. 2010
	2011	2010	Amount	%
Corporate interest income	$0.6	$0.0	$0.6	*
Corporate interest expense	(43.3)	(41.0)	(2.3)	5%
Gains on sales of investments, net	—	0.1	(0.1)	*
Equity in income (loss) of investments and venture funds	(1.0)	1.8	(2.8)	*

Total other income (expense)	$(43.7)	$(39.1)	$(4.6)	12%

*	Percentage not meaningful.

Total other income (expense) for the three months ended March 31, 2011 primarily consisted of corporate interest expense resulting from our interest-bearing corporate debt.

Income Tax Expense (Benefit)

Income tax expense was $33.7 million and a benefit of $18.1 million for the three months ended March 31, 2011 and 2010, respectively. Our effective tax rates were 42.7% and (27.4)% for the three months ended March 31, 2011 and 2010, respectively.

Valuation Allowance

We are required to establish a valuation allowance for deferred tax assets and record a charge to income if we determine, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized. If we did conclude that a valuation allowance was required, the resulting loss could have a material adverse effect on our results of operations and financial condition.

We do not maintain a valuation allowance against our federal deferred tax assets as of March 31, 2011 as we believe that it is more likely than not that all of these assets will be realized. We continue to maintain a valuation allowance for certain of our state and foreign deferred tax assets as it is more likely than not that they will not be realized.

Tax Ownership Change

During the third quarter of 2009, we exchanged $1.7 billion principal amount of our interest-bearing debt for an equal principal amount of non-interest-bearing convertible debentures. Subsequent to the Debt Exchange, $592.3 million and $128.7 million convertible debentures were converted into 57.2 million and 12.5 million shares of common stock during the third and fourth quarters of 2009, respectively. As a result of these conversions, we believe we experienced a tax ownership change during the third quarter of 2009.

As of the date of the 2009 ownership change, we had federal NOLs available to carryforward of approximately $1.4 billion. Section 382 imposes an annual limitation on the amount of post-ownership change taxable income a corporation may offset with pre-ownership change NOLs. We believe the tax ownership change will extend the period of time it will take to fully utilize our pre-ownership change NOLs, but will not limit the total amount of pre-ownership change NOLs we can utilize. Our estimate is that we will be subject to an overall annual limitation on the use of our pre-ownership change NOLs of approximately $194 million. Our overall pre-ownership change NOLs have a statutory carryforward period of 20 years (the majority of which expire in 17 years). As a result, we believe we will be able to fully utilize these NOLs in future periods.

SEGMENT RESULTS REVIEW

We report operating results in two segments: 1) trading and investing; and 2) balance sheet management. Trading and investing includes retail brokerage products and services; investor-focused banking products; market making; and corporate services. Balance sheet management includes the management of asset allocation and credit, liquidity and interest rate risk; loans previously originated or purchased from third parties; and customer cash and deposits. Costs associated with certain functions that are centrally managed are separately reported in a corporate/other category.

Trading and Investing

The following table summarizes trading and investing financial information and key metrics as of and for the three months ended March 31, 2011 and 2010 (dollars in millions, except for key metrics):

	Three Months Ended March 31,		Variance
			2011 vs. 2010
	2011	2010	Amount	%
Net operating interest income	$188.8	$193.6	$(4.8)	(2)%
Commissions	124.5	113.3	11.2	10%
Fees and service charges	36.1	41.2	(5.1)	(12)%
Principal transactions	29.6	26.2	3.4	13%
Other revenues	8.0	11.4	(3.4)	(30)%

Total net revenue	387.0	385.7	1.3	0%
Total operating expense	202.6	200.0	2.6	1%

Trading and investing income before income taxes	$184.4	$185.7	$(1.3)	(1)%

Key Metrics:
DARTs	177,279	155,310	21,969	14%
Average commission per trade	$11.32	$11.38	$(0.06)	(1)%
Margin receivables (dollars in billions)	$5.7	$3.8	$1.9	50%
End of period brokerage accounts	2,734,823	2,631,977	102,846	4%
Net new brokerage accounts	50,512	1,898	48,614	*
Customer assets (dollars in billions)	$188.9	$158.8	$30.1	19%
Net new brokerage assets (dollars in billions)	$3.9	$2.2	$1.7	*
Brokerage related cash (dollars in billions)	$25.9	$21.8	$4.1	19%

*	Percentage not meaningful.

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

Trading and investing income before income taxes decreased 1% to $184.4 million for the three months ended March 31, 2011 compared to the same period in 2010. We continued to generate new brokerage accounts, ending the quarter with 2.7 million accounts. Our brokerage related cash, which is one of our most profitable sources of funding, increased by $4.1 billion when compared to the same period in 2010.

Trading and investing net operating interest income decreased 2% to $188.8 million for the three months ended March 31, 2011 compared to the same period in 2010. This decrease was driven primarily by a decrease in the net operating interest spread.

Trading and investing commissions increased 10% to $124.5 million for the three months ended March 31, 2011 compared to the same period in 2010. The increase in commissions was primarily the result of an increase in DARTs of 14% to 177,279, partially offset by a slight decrease in the average commission per trade of 1% to $11.32 for the three months ended March 31, 2011 compared to the same period in 2010. The slight decrease in the average commission per trade was due primarily to the elimination of the $12.99 commission tier and the per share commission applied to market trades larger than 2,000 shares, which became effective in the second quarter of 2010, partially offset by an improvement in the product and customer mix when compared to the same period in 2010.

Trading and investing fees and service charges decreased 12% to $36.1 million for the three months ended March 31, 2011 compared to the same period in 2010. The decrease was primarily due to the elimination of all account activity fees, which did not become effective until the second quarter of 2010.

Trading and investing principal transactions increased 13% to $29.6 million for the three months ended March 31, 2011 compared to the same period in 2010. The increase in principal transactions was driven by an increase in the volume of orders in addition to an increase in average revenue earned per share traded for the three months ended March 31, 2011.

Trading and investing operating expense increased 1% to $202.6 million for the three months ended March 31, 2011 compared to the same period in 2010. The increase related primarily to increases in advertising and market development expense and professional services, which were partially offset by a decrease in communications expense.

As of March 31, 2011, we had approximately 2.7 million brokerage accounts, 1.1 million stock plan accounts and 0.5 million banking accounts. For the three months ended March 31, 2011 and 2010, our brokerage products contributed 71% and 68%, respectively, and our banking products, which include sweep products, contributed 29% and 32%, respectively, of total trading and investing net revenue.

Balance Sheet Management

The following table summarizes balance sheet management financial information and key metrics as of and for the three months ended March 31, 2011 and 2010 (dollars in millions):

	Three Months Ended March 31,		Variance
			2011 vs. 2010
	2011	2010	Amount	%
Net operating interest income	$120.9	$126.7	$(5.8)	(5)%
Fees and service charges	1.1	1.0	0.1	10%
Gains on loans and securities, net	32.2	29.0	3.2	11%
Net impairment	(6.1)	(8.6)	2.5	(30)%
Other revenues	1.5	2.6	(1.1)	(41)%

Total net revenue	149.6	150.7	(1.1)	(1)%
Provision for loan losses	116.1	268.0	(151.9)	(57)%
Total operating expense	53.4	51.7	1.7	3%

Balance sheet management loss before income taxes	$(19.9)	$(169.0)	$149.1	(88)%

Key Metrics:
Special mention loan delinquencies	$508.8	$768.6	$(259.8)	(34)%
Allowance for loan losses	$953.6	$1,162.4	$(208.8)	(18)%
Allowance for loan losses as a % of gross loans receivable	6.24%	6.09%	*	0.15%

*	Percentage not meaningful.

Our balance sheet management segment generates revenue from managing loans previously originated or purchased from third parties as well as our customer cash and deposit relationships to generate additional net operating interest income.

The balance sheet management segment reported a loss of $19.9 million for the three months ended March 31, 2011. The losses in this segment were due primarily to the provision for loan losses of $116.1 million for the three months ended March 31, 2011.

Gains on loans and securities, net were $32.2 million and $29.0 million for the three months ended March 31, 2011 and 2010, respectively. The gains on loans and securities, net for the three months ended March 31, 2011 were due primarily to gains on the sale of certain agency mortgage-backed securities and agency debentures.

We recognized $6.1 million and $8.6 million of net impairment during the three months ended March 31, 2011 and 2010, respectively, on certain securities in the non-agency CMO portfolio due to continued deterioration in the expected credit performance of the underlying loans in those specific securities. The net impairment included gross OTTI of $4.9 million and $14.5 million for the three months ended March 31, 2011 and 2010, respectively. Of the gross OTTI for the three months ended March 31, 2011 and 2010, $(1.2) million and $5.9 million related to the noncredit portion of OTTI, which was recorded through other comprehensive income.

Provision for loan losses decreased 57% to $116.1 million for the three months ended March 31, 2011 compared to the same period in 2010. The decrease in the provision for loan losses was driven primarily by lower levels of at-risk (30-179 days delinquent) loans in our one- to four- family and home equity loan portfolios.

Total balance sheet management operating expense increased 3% to $53.4 million for the three months ended March 31, 2011 compared to the same period in 2010. The increase for the three months ended March 31, 2011 was due to increases in compensation and benefits expense and FDIC insurance premiums, partially offset by a decrease in clearing and servicing expense.

Corporate/Other

The following table summarizes corporate/other financial information for the three months ended March 31, 2011 and 2010 (dollars in millions):

	Three Months Ended March 31,		Variance
			2011 vs. 2010
	2011	2010	Amount	%
Total net revenue	$0.0	$0.0	$0.0	*

Compensation and benefits	17.7	21.1	(3.4)	(16)%
Professional services	9.5	8.3	1.2	14%
Communications	0.3	0.5	(0.2)	(36)%
Occupancy and equipment	1.0	0.6	0.4	54%
Depreciation and amortization	4.7	4.9	(0.2)	(2)%
Facility restructuring and other exit activities	3.6	3.4	0.2	5%
Other operating expenses	5.1	4.8	0.3	6%

Total operating expense	41.9	43.6	(1.7)	(4)%

Operating loss	(41.9)	(43.6)	1.7	(4)%
Total other income (expense)	(43.7)	(39.1)	(4.6)	12%

Corporate/other loss before income taxes	$(85.6)	$(82.7)	$(2.9)	3%

*	Percentage not meaningful.

Our corporate/other category includes costs that are centrally managed, technology related costs incurred to support centrally-managed functions, restructuring and other exit activities, corporate debt and corporate investments.

Our corporate/other loss before income taxes was $85.6 million for the three months ended March 31, 2011, compared to $82.7 million for the same period in 2010. Total other income (expense) primarily consisted of corporate interest expense of $43.3 million resulting from our interest-bearing corporate debt.

BALANCE SHEET OVERVIEW

The following table sets forth the significant components of the consolidated balance sheet (dollars in millions):

			Variance
	March 31, 2011	December 31, 2010	2011 vs. 2010
			Amount	%
Assets:
Cash and equivalents	$1,864.3	$2,374.3	$(510.0)	(21)%
Cash and investments required to be segregated under federal or other regulations	319.7	609.5	(289.8)	(48)%
Securities(1)	19,588.9	17,330.6	2,258.3	13%
Margin receivables	5,707.7	5,120.6	587.1	11%
Loans, net	14,340.6	15,127.4	(786.8)	(5)%
Investment in FHLB stock	164.5	164.4	0.1	0%
Other(2)	5,610.8	5,646.2	(35.4)	(1)%

Total assets	$47,596.5	$46,373.0	$1,223.5	3%

Liabilities and shareholders’ equity:
Deposits	$25,971.6	$25,240.3	$731.3	3%
Wholesale borrowings(3)	8,594.3	8,620.0	(25.7)	(0)%
Customer payables	5,353.5	5,020.1	333.4	7%
Corporate debt	1,868.6	2,145.9	(277.3)	(13)%
Other liabilities	1,410.7	1,294.3	116.4	9%

Total liabilities	43,198.7	42,320.6	878.1	2%
Shareholders’ equity	4,397.8	4,052.4	345.4	9%

Total liabilities and shareholders’ equity	$47,596.5	$46,373.0	$1,223.5	3%

(1)	Includes balance sheet line items trading, available-for-sale and held-to-maturity securities.
(2)	Includes balance sheet line items property and equipment, net, goodwill, other intangibles, net and other assets.
(3)	Includes balance sheet line items securities sold under agreements to repurchase and FHLB advances and other borrowings.

Cash and Investments Required to be Segregated Under Federal or Other Regulations

The level of cash and investments required to be segregated under federal or other regulations, or segregated cash and investments, is driven largely by the amount of customer payables we hold as a liability in excess of the amount of margin receivables we hold as an asset. This difference represents excess customer cash that we are required by our regulators to segregate in a cash account for the exclusive benefit of our brokerage customers. Segregated cash declined by $0.3 billion during the three months ended March 31, 2011. This decline was driven primarily by an increase in margin receivables of $0.6 billion due to organic growth during the three months ended March 31, 2011.

Securities

Trading, available-for-sale and held-to-maturity securities are summarized as follows (dollars in millions):

	March 31, 2011	December 31, 2010	Variance
			2011 vs. 2010
			Amount	%
Trading securities	$83.8	$62.2	$21.6	35%

Available-for-sale securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$14,598.9	$12,898.1	$1,700.8	13%
Non-agency CMOs	387.1	395.4	(8.3)	(2)%

Total residential mortgage-backed securities	14,986.0	13,293.5	1,692.5	13%
Investment securities	1,138.0	1,512.2	(374.2)	(25)%

Total available-for-sale securities	$16,124.0	$14,805.7	$1,318.3	9%

Held-to-maturity securities:
Agency mortgage-backed securities and CMOs	$2,626.9	$1,928.6	$698.3	36%
Investment securities	754.2	534.1	220.1	41%

Total held-to-maturity securities	$3,381.1	$2,462.7	$918.4	37%

Total securities	$19,588.9	$17,330.6	$2,258.3	13%

Securities represented 41% and 37% of total assets at March 31, 2011 and December 31, 2010, respectively. The increase in available-for-sale securities was due primarily to the purchase of $1.7 billion in agency mortgage-backed securities and CMOs, partially offset by the sale or call of agency debentures. The increase in held-to-maturity securities was due primarily to the purchase of $0.7 billion in agency mortgage-backed securities and CMOs.

Loans, Net

Loans, net are summarized as follows (dollars in millions):

			Variance
	March 31, 2011	December 31, 2010	2011 vs. 2010
			Amount	%
Loans held-for-sale	$4.9	$5.5	$(0.6)	(12)%
One- to four-family	7,720.6	8,170.3	(449.7)	(6)%
Home equity	6,114.7	6,410.3	(295.6)	(5)%
Consumer and other	1,334.7	1,443.4	(108.7)	(8)%
Unamortized premiums, net	119.3	129.1	(9.8)	(8)%
Allowance for loan losses	(953.6)	(1,031.2)	77.6	(8)%

Total loans, net	$14,340.6	$15,127.4	$(786.8)	(5)%

Loans, net decreased 5% to $14.3 billion at March 31, 2011 from $15.1 billion at December 31, 2010. This decline was due primarily to the strategy of reducing balance sheet risk by allowing the loan portfolio to pay down, which we plan to do for the foreseeable future.

Deposits

Deposits are summarized as follows (dollars in millions):

			Variance
	March 31, 2011	December 31, 2010	2011 vs. 2010
			Amount	%
Sweep deposits	$17,139.9	$16,139.6	$1,000.3	6%
Complete savings deposits	6,511.5	6,683.6	(172.1)	(3)%
Other money market and savings deposits	1,120.3	1,092.9	27.4	3%
Checking deposits	828.1	825.6	2.5	0%
Certificates of deposit	317.1	407.1	(90.0)	(22)%
Brokered certificates of deposit	54.7	91.5	(36.8)	(40)%

Total deposits	$25,971.6	$25,240.3	$731.3	3%

Deposits represented 60% of total liabilities at both March 31, 2011 and December 31, 2010. At March 31, 2011, 93% of our customer deposits were covered by FDIC insurance. Deposits generally provide the benefit of lower interest costs compared with wholesale funding alternatives. The increase in deposits of $0.7 billion during the three months ended March 31, 2011 was driven primarily by an increase of $1.0 billion in sweep deposits, partially offset by decreases of $0.2 billion and $0.1 billion in complete savings deposits and certificates of deposit, respectively.

The deposits balance is a component of the total customer cash and deposits balance reported as a customer activity metric of $34.7 billion and $33.5 billion at March 31, 2011 and December 31, 2010, respectively. The total customer cash and deposits balance is summarized as follows (dollars in millions):

	March 31, 2011	December 31, 2010	Variance
			2011 vs. 2010
			Amount	%
Deposits	$25,971.6	$25,240.3	$731.3	3%
Less: brokered certificates of deposit	(54.7)	(91.5)	36.8	(40)%

Retail deposits	25,916.9	25,148.8	768.1	3%
Customer payables	5,353.5	5,020.1	333.4	7%
Customer cash balances held by third parties and other	3,454.1	3,363.8	90.3	3%

Total customer cash and deposits	$34,724.5	$33,532.7	$1,191.8	4%

Wholesale Borrowings

Wholesale borrowings, which consist of securities sold under agreements to repurchase and FHLB advances and other borrowings are summarized as follows (dollars in millions):

	March 31, 2011	December 31, 2010	Variance
			2011 vs. 2010
			Amount	%
Securities sold under agreements to repurchase	$5,866.2	$5,888.3	$(22.1)	(0)%

FHLB advances	$2,278.9	$2,284.1	$(5.2)	(0)%
Subordinated debentures	427.5	427.5	—	0%
Other	21.7	20.1	1.6	8%

Total FHLB advances and other borrowings	$2,728.1	$2,731.7	$(3.6)	(0)%

Total wholesale borrowings	$8,594.3	$8,620.0	$(25.7)	(0)%

Wholesale borrowings represented 20% of total liabilities at both March 31, 2011 and December 31, 2010. Securities sold under agreements to repurchase and FHLB advances are the primary wholesale funding sources of the Bank. As a result, we expect these balances to fluctuate over time as deposits and interest-earning assets fluctuate.

Corporate Debt

Corporate debt by type is shown as follows (dollars in millions):

	Face Value	Discount	Fair Value Hedge Adjustment	Net
March 31, 2011
Interest-bearing notes:
Senior notes:
8% Notes, due 2011	$3.6	$—	$—	$3.6
7 3/8% Notes, due 2013	414.7	(2.2)	13.7	426.2
7 7/8% Notes, due 2015	243.2	(1.4)	8.8	250.6

Total senior notes	661.5	(3.6)	22.5	680.4
12 1/2% Springing lien notes, due 2017	930.2	(174.1)	7.0	763.1

Total interest-bearing notes	1,591.7	(177.7)	29.5	1,443.5
Non-interest-bearing debt:
0% Convertible debentures, due 2019	425.1	—	—	425.1

Total corporate debt	$2,016.8	$(177.7)	$29.5	$1,868.6

	Face Value	Discount	Fair Value Hedge Adjustment	Net
December 31, 2010
Interest-bearing notes:
Senior notes:
8% Notes, due 2011	$3.6	$—	$—	$3.6
7 3/8% Notes, due 2013	414.7	(2.5)	15.1	427.3
7 7/8% Notes, due 2015	243.2	(1.5)	9.3	251.0

Total senior notes	661.5	(4.0)	24.4	681.9
12 1/2% Springing lien notes, due 2017	930.2	(177.5)	7.3	760.0

Total interest-bearing notes	1,591.7	(181.5)	31.7	1,441.9
Non-interest-bearing debt:
0% Convertible debentures, due 2019	704.0	—	—	704.0

Total corporate debt	$2,295.7	$(181.5)	$31.7	$2,145.9

Corporate debt decreased 13% to $1.9 billion at March 31, 2011 from $2.1 billion at December 31, 2010. The decline was due to the conversion of $278.9 million in convertible debentures into 27.0 million shares of common stock during the three months ended March 31, 2011. The remaining face value of the convertible debentures as of March 31, 2011 was $425.1 million.

Shareholders’ Equity

The activity in shareholders’ equity during the three months ended March 31, 2011 is summarized as follows (dollars in millions):

	Common Stock/ Additional Paid-In Capital	Accumulated Deficit/ Other Comprehensive Loss	Total

Beginning balance, December 31, 2010	$6,642.9	$(2,590.5)	$4,052.4
Net income	—	45.2	45.2
Conversions of convertible debentures	278.9	—	278.9
Net change from available-for-sale securities	—	(5.3)	(5.3)
Net change from cash flow hedging instruments	—	23.1	23.1
Other(1)	1.5	2.0	3.5

Ending balance, March 31, 2011	$6,923.3	$(2,525.5)	$4,397.8

(1)	Other includes employee share-based compensation accounting and changes in accumulated other comprehensive loss from foreign currency translation.

Shareholders’ equity increased 9% to $4.4 billion at March 31, 2011 from $4.1 billion at December 31, 2010. This increase was due primarily to the conversion of $278.9 million in convertible debentures into 27.0 million shares of common stock during the three months ended March 31, 2011.

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

Capital is generated primarily through our business operations and our capital market activities. The trading and investing segment has been profitable and a generator of capital for the past seven years and we expect that trend to continue. The balance sheet management segment has generated cumulative losses in prior periods, driven primarily by the provision for loan losses; we believe the provision for loan losses will decline in 2011 as compared to 2010 but is subject to variability from quarter to quarter. The primary business operations of both the trading and investing and balance sheet management segments are contained within E*TRADE Bank; therefore, we believe a key indicator of the capital generated or used in our business operations is the level of regulatory capital in E*TRADE Bank. During the three months ended March 31, 2011, E*TRADE Bank generated an additional $149 million of risk-based capital in excess of the level our regulators define as well-capitalized. The continued generation of additional risk-based capital is a positive indicator that the regulatory capital in E*TRADE Bank is sufficient to meet its operating needs.

Consolidated Cash and Equivalents

The consolidated cash and equivalents balance decreased by $0.5 billion to $1.9 billion for the three months ended March 31, 2011. The majority of this balance is cash held in regulated subsidiaries, primarily the Bank, outlined as follows (dollars in millions):

	March 31, 2011	December 31, 2010	Variance
			2011 vs. 2010
Corporate cash	$460.9	$470.5	$(9.6)
Bank cash	1,330.3	1,812.1	(481.8)
International brokerage and other cash	73.1	91.7	(18.6)

Total consolidated cash	$1,864.3	$2,374.3	$(510.0)

Corporate cash is the primary source of liquidity at the parent company. We define corporate cash as cash held at the parent company as well as cash held in certain subsidiaries that can distribute cash to the parent company without any regulatory approval. We believe corporate cash is a useful measure of the parent company’s liquidity as it is the primary source of capital above and beyond the capital deployed in our regulated subsidiaries.

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

We maintain capital in excess of regulatory minimums at our regulated subsidiaries, the most significant of which is E*TRADE Bank. As of March 31, 2011, we held $1.3 billion of risk-based total capital at E*TRADE Bank in excess of the regulatory minimum level required to be considered “well capitalized.” In the current credit environment, we plan to maintain excess risk-based total capital at E*TRADE Bank in order to enhance our ability to absorb credit losses while still maintaining “well capitalized” status. However, events beyond management’s control, such as a continued deterioration in residential real estate and credit markets, could adversely affect future earnings and E*TRADE Bank’s ability to meet its future capital requirements.

The Company’s broker-dealer subsidiaries are subject to capital requirements determined by their respective regulators. At March 31, 2011 and December 31, 2010, all of our brokerage subsidiaries met their minimum net capital requirements. Our broker-dealer subsidiaries had excess net capital of $672.3 million(1) at March 31, 2011, an increase of $23.1 million from December 31, 2010. While we cannot assure that we would obtain regulatory approval in the future to withdraw any of this excess net capital, $488.5 million is available for dividend while still maintaining a capital level above regulatory “early warning” guidelines.

(1)	The excess net capital of the broker-dealer subsidiaries at March 31, 2011 included $425.8 million and $184.3 million of excess net capital at E*TRADE Clearing LLC and E*TRADE Securities LLC, respectively, which are subsidiaries of E*TRADE Bank and are also included in the excess risk-based capital of E*TRADE Bank.

Tangible Common Equity

We believe that the tangible common equity to tangible assets ratio is a measure of our capital strength and is additional useful information that supplements the regulatory capital ratios of E*TRADE Bank. The following table shows the calculation of tangible common equity to tangible assets ratio (dollars in millions):

	March 31, 2011	December 31, 2010	Variance
			2011 vs. 2010
Total assets	$47,596.5	$46,373.0	3%
Less: Goodwill and other intangibles, net	(2,239.7)	(2,265.4)	(1)%
Add: Deferred tax liability related to goodwill	229.8	219.0	5%

Tangible assets(1)	$45,586.6	$44,326.6	3%

Shareholders’ equity	$4,397.8	$4,052.4	9%
Less: Goodwill and other intangibles, net	(2,239.7)	(2,265.4)	(1)%
Add: Deferred tax liability related to goodwill	229.8	219.0	5%

Tangible common equity(2)	$2,387.9	$2,006.0	19%

Tangible common equity to tangible assets(3)	5.24%	4.53%	0.71%

(1)	Tangible assets is calculated as total assets less goodwill (net of related deferred tax liability) and other intangible assets and is a non-GAAP measure.
(2)	Tangible common equity is calculated as shareholders’ equity less goodwill (net of related deferred tax liability) and other intangible assets and is a non-GAAP measure.
(3)	Tangible common equity to tangible assets is a non-GAAP measure, the components of which are defined above.

Financial Regulatory Reform Legislation and Basel III Accords

We believe the majority of the changes in the Dodd-Frank Act will have no material impact on our business. We believe, however, that the implementation of holding company capital requirements is relevant to us as the parent company is not currently subject to capital requirements. These requirements are expected to become effective within the next five years. We have begun to track these ratios internally, using the current capital ratios that apply to bank holding companies, as we plan for this future requirement. During the first quarter of 2011, $278.9 million in convertible debentures were converted into 27.0 million shares of common stock, which improved our holding company ratios. As of March 31, 2011, the parent company Tier I capital to total adjusted assets ratio was approximately 4.4% compared to the minimum ratio required to be “well capitalized” of 5%, and the Tier I capital to risk-weighted assets ratio was approximately 8.5% compared to the minimum ratio required to be “well capitalized” of 6%. As of May 2, 2011, an additional $325.1 million in convertible debentures were converted into 31.4 million shares of common stock. The increase to capital as a result of these additional conversions raised our estimated holding company capital ratios to meet or exceed the “well capitalized” minimums under current bank holding company guidelines. If these conversions had occurred prior to March 31, 2011, the parent company Tier I capital to total adjusted assets ratio would have been approximately 5.2% compared to the minimum ratio required to be “well capitalized” of 5%, and the Tier I capital to risk-weighted assets ratio would have been approximately 9.9% compared to the minimum ratio required to be “well capitalized” of 6%.

The Federal Reserve Bank announced that it expects to issue a notice of proposed rule-making in 2011 that will outline how the Basel III Accords will be implemented for U.S. institutions. We will continue to monitor the ongoing rule-making process to assess both the timing and the impact of the Dodd-Frank Act and Basel III Accords on our business.

Other Sources of Liquidity

We also maintain $350 million in uncommitted financing to meet margin lending needs. At March 31, 2011, there were no outstanding balances and the full $350 million was available.

We rely on borrowed funds, from sources such as securities sold under agreements to repurchase and FHLB advances, to provide liquidity for E*TRADE Bank. Our ability to borrow these funds is dependent upon the continued availability of funding in the wholesale borrowings market. At March 31, 2011, E*TRADE Bank had approximately $3.4 billion in additional collateralized borrowing capacity with the FHLB. We also have the ability to generate liquidity in the form of additional deposits by raising the yield on our customer deposit accounts.

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

For additional information on liquidity risk, see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources. For additional information about our interest rate risk, see Item 3. Quantitative and Qualitative Disclosures about Market Risk. Operational risk and the management of risk are more fully described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2010. We are also subject to other risks that could impact our business, financial condition, results of operations or cash flows in future periods. See Item 1A. Risk Factors in the Annual Report on Form 10-K for the year ended December 31, 2010, and as updated in this report.

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

Loss Mitigation

We have a credit management team that focuses on the mitigation of potential losses in the loan portfolio. Through a variety of strategies, including voluntary line closures, automatically freezing lines on all delinquent accounts, and freezing lines on loans with materially reduced home equity, we have reduced our exposure to open home equity lines from a high of over $7 billion in 2007 to $0.5 billion as of March 31, 2011.

We also have an active loan modification program that focuses on the mitigation of potential losses in the loan portfolio. We consider modifications in which we made an economic concession to a borrower experiencing financial difficulty a troubled debt restructuring (“TDR”). During the three months ended March 31, 2011, we modified $161.8 million of loans in which the modification was considered a TDR.

We continue to review the mortgage loan portfolio in order to identify loans to be repurchased by the originator. Our review is primarily focused on identifying loans with violations of transaction representations and warranties or material misrepresentation on the part of the seller. Any loans identified with these deficiencies are submitted to the original seller for repurchase. Approximately $13.2 million of loans were repurchased by the original sellers for the three months ended March 31, 2011. A total of $234.9 million of loans were repurchased by the original sellers since we actively started reviewing our purchased loan portfolio beginning in 2008.

Underwriting Standards – Originated Loans

We provide access to real estate loans for our customers through a third party company. This product is offered as a convenience to our customers and is not one of our primary product offerings. We structured this arrangement to minimize our assumption of any of the typical risks commonly associated with mortgage lending. The third party company providing this product performs all processing and underwriting of these loans. Shortly after closing, the third party company purchases the loans from us and is responsible for the credit risk associated with these loans. We originated $27.8 million in loans during the three months ended March 31, 2011, and we had commitments to originate mortgage loans of $17.2 million at March 31, 2011.

CONCENTRATIONS OF CREDIT RISK

Loans

We track and review factors to predict and monitor credit risk in the loan portfolio on an ongoing basis. These factors include: loan type, estimated current loan-to-value (“LTV”)/combined loan-to-value (“CLTV”) ratios, documentation type, borrowers’ current credit scores, housing prices, acquisition channel, loan vintage and geographic location of the property. In economic conditions in which housing prices generally appreciate, we believe that loan type, LTV/CLTV ratios, documentation type and credit scores are the key factors in determining future loan performance. In a housing market with declining home prices and less credit available for refinance, we believe the LTV/CLTV ratio becomes a more important factor in predicting and monitoring credit risk.

The home equity loan portfolio is primarily second lien loans(1) on residential real estate properties, which have a higher level of credit risk than first lien mortgage loans. We believe home equity loans with a CLTV of 90% or higher or a Fair Isaac Credit Organization (“FICO”) score below 700 are the loans with the highest levels of credit risk in our portfolios.

(1)	Approximately 14% of the home equity portfolio was in the first lien position as of March 31, 2011.

The breakdowns by current LTV/CLTV, documentation type and FICO score of the two mortgage loan portfolios, one- to four-family and home equity, are as follows (dollars in millions):

	One- to Four-Family		Home Equity
Current LTV/CLTV(1)	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010
<=70%	$1,129.9	$1,380.3	$957.2	$1,084.9
70% - 80%	754.1	852.9	345.9	400.0
80% - 90%	988.1	1,168.3	492.1	575.9
90% - 100%	1,089.1	1,161.2	646.3	727.0
>100%	3,759.4	3,607.6	3,673.2	3,622.5

Total mortgage loans receivable	$7,720.6	$8,170.3	$6,114.7	$6,410.3

Average estimated current LTV/CLTV(2)	104.2%	100.8%	111.0%	107.7%
Average LTV/CLTV at loan origination(3)	70.8%	70.6%	79.3%	79.3%

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

(2)	The average estimated current LTV ratio reflects the outstanding balance at the balance sheet date, divided by the estimated current property value.
(3)	Average LTV/CLTV at loan origination calculations are based on LTV/CLTV at time of purchase for one- to four-family purchased loans and undrawn balances for home equity loans.

	One- to Four-Family		Home Equity
Documentation Type	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010
Full documentation	$3,329.1	$3,556.5	$3,065.8	$3,201.4
Low/no documentation	4,391.5	4,613.8	3,048.9	3,208.9

Total mortgage loans receivable	$7,720.6	$8,170.3	$6,114.7	$6,410.3

	One- to Four-Family		Home Equity
Current FICO (1)	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010
>=720	$4,163.1	$4,438.4	$3,177.8	$3,101.8
719 - 700	659.8	709.6	562.4	665.7
699 - 680	577.7	566.3	454.0	550.8
679 - 660	414.8	434.8	366.5	411.7
659 - 620	635.5	634.0	504.8	512.5
<620	1,269.7	1,387.2	1,049.2	1,167.8

Total mortgage loans receivable	$7,720.6	$8,170.3	$6,114.7	$6,410.3

(1)

FICO scores are updated on a quarterly basis; however, as of March 31, 2011 and December 31, 2010, there were some loans for which the updated FICO scores were not available. The current FICO distribution as of March 31, 2011 included original FICO scores for approximately $191 million and $65 million of one- to four-family and home equity loans, respectively. The current FICO distribution as of December 31, 2010 included original FICO scores for approximately $218 million and $168 million of one- to four-family and home equity loans, respectively.

The credit trends in acquisition channel, vintage and geographic location are summarized below as of March 31, 2011 and December 31, 2010 (dollars in millions):

	One- to Four-Family		Home Equity
Acquisition Channel	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010
Purchased from a third party	$6,329.0	$6,687.7	$5,345.8	$5,607.2
Originated by the Company	1,391.6	1,482.6	768.9	803.1

Total mortgage loans receivable	$7,720.6	$8,170.3	$6,114.7	$6,410.3

	One- to Four-Family		Home Equity
Vintage Year	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010
2003 and prior	$280.5	$297.6	$367.9	$392.1
2004	714.7	759.3	559.2	585.7
2005	1,599.7	1,713.4	1,554.0	1,615.8
2006	2,953.9	3,108.3	2,851.3	2,999.1
2007	2,157.4	2,276.6	770.3	805.0
2008	14.4	15.1	12.0	12.6

Total mortgage loans receivable	$7,720.6	$8,170.3	$6,114.7	$6,410.3

	One- to Four-Family		Home Equity
Geographic Location	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010
California	$3,581.8	$3,773.6	$1,942.7	$2,038.3
New York	574.8	613.0	436.7	459.0
Florida	537.6	563.4	434.1	456.0
Virginia	322.5	338.1	266.8	278.0
Other states	2,703.9	2,882.2	3,034.4	3,179.0

Total mortgage loans receivable	$7,720.6	$8,170.3	$6,114.7	$6,410.3

Approximately 40% of the Company’s real estate loans were concentrated in California at both March 31, 2011 and December 31, 2010. No other state had concentrations of real estate loans that represented 10% or more of the Company’s real estate portfolio.

Allowance for Loan Losses

The allowance for loan losses is management’s estimate of credit losses inherent in the loan portfolio as of the balance sheet date. The estimate of the allowance for loan losses is based on a variety of quantitative and qualitative factors, including the composition and quality of the portfolio; delinquency levels and trends; current and historical charge-off and loss experience; current industry charge-off and loss experience; historical loss mitigation experience; the condition of the real estate market and geographic concentrations within the loan portfolio; the interest rate climate; the overall availability of housing credit; and general economic conditions. The allowance for loan losses is typically equal to management’s estimate of loan charge-offs in the twelve months following the balance sheet date as well as the estimated charge-offs, including economic concessions to borrowers, over the estimated remaining life of loans modified in TDRs.

The general allowance for loan losses also included a specific qualitative component to account for a variety of economic and operational factors that are not directly considered in the quantitative loss model but are factors we believe may impact the level of credit losses. Examples of these economic and operational factors are the current level of unemployment and the limited historical charge-off and loss experience on modified loans.

In determining the general allowance for loan losses, we allocate a portion of the allowance to various loan products based on an analysis of individual loans and pools of loans. However, the entire general allowance is available to absorb credit losses inherent in the total loan portfolio as of the balance sheet date.

Determining the adequacy of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain. Subsequent evaluations of the loan portfolio, in light of the factors then prevailing, may result in significant changes in the allowance for loan losses in future periods. We believe the allowance for loan losses at March 31, 2011 is representative of probable losses inherent in the loan portfolio at the balance sheet date.

The following table presents the total allowance for loan losses by major loan category (dollars in millions):

	One- to Four-Family		Home Equity		Consumer and Other		Total
	Allowance	Allowance as a % of Loans Receivable(1)	Allowance	Allowance as a % of Loans Receivable(1)	Allowance	Allowance as a % of Loans Receivable(1)	Allowance	Allowance as a % of Loans Receivable(1)
March 31, 2011	$353.1	4.56%	$539.2	8.71%	$61.3	4.54%	$953.6	6.24%
December 31, 2010	$389.6	4.75%	$576.1	8.87%	$65.5	4.48%	$1,031.2	6.38%

(1)	Allowance as a percentage of loans receivable is calculated based on the gross loans receivable for each respective category.

During the three months ended March 31, 2011, the allowance for loan losses decreased by $77.6 million from the level at December 31, 2010. This decrease was driven primarily by lower levels of at-risk (30-179 days delinquent) loans in one- to four-family and home equity loan portfolios. We believe the delinquencies in both of these portfolios were caused by several factors, including: significant continued home price depreciation; weak demand for homes and high inventories of unsold homes; significant contraction in the availability of credit; and a general decline in economic growth along with higher levels of unemployment. In addition, the combined impact of home price depreciation and the reduction of available credit made it difficult for borrowers to refinance existing loans. The provision for loan losses has declined 78% from its peak of $517.8 million in the third quarter of 2008 and we expect it to continue to decline in 2011 when compared to 2010, although performance is subject to variability from quarter to quarter.

Troubled Debt Restructurings

Included in allowance for loan losses was a specific allowance of $338.5 million and $357.0 million that was established for TDRs at March 31, 2011 and December 31, 2010, respectively. The specific allowance for these individually impaired loans represents the expected loss over the remaining life of the loan, including the economic concession to the borrower. The following table shows loans that have been modified in a TDR and the specific valuation allowance by loan portfolio as well as the percentage of total expected losses as of March 31, 2011 and December 31, 2010 (dollars in millions):

	Recorded Investment in TDRs	Specific Valuation Allowance	Net Investment in TDRs	Specific Valuation Allowance as a % of TDR Loans	Total Expected Losses
March 31, 2011
One- to four-family	$646.1	$85.0	$561.1	13%	27%
Home equity	467.1	253.5	213.6	54%	58%

Total	$1,113.2	$338.5	$774.7	30%	39%

December 31, 2010
One- to four-family	$548.6	$84.5	$464.1	15%	28%
Home equity	488.3	272.5	215.8	56%	59%

Total	$1,036.9	$357.0	$679.9	34%	42%

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

The following table shows the TDRs by delinquency category as of March 31, 2011 and December 31, 2010 (dollars in millions):

	TDRs Current	TDRs 30-89 Days Delinquent	TDRs 90-179 Days Delinquent	TDRs 180+ Days Delinquent	Total Recorded Investment in TDRs
March 31, 2011
One- to four-family	$526.6	$48.8	$23.5	$47.2	$646.1
Home equity	371.8	55.9	35.4	4.0	467.1

Total	$898.4	$104.7	$58.9	$51.2	$1,113.2

December 31, 2010
One- to four-family	$420.2	$55.5	$21.6	$51.3	$548.6
Home equity	388.7	56.7	39.8	3.1	488.3

Total	$808.9	$112.2	$61.4	$54.4	$1,036.9

The average twelve month re-delinquency rates on loans that have been modified in a TDR were 36% and 44% for one- to four- family loans and home equity loans, respectively, as of March 31, 2011.

Net Charge-offs

The following table provides an analysis of the allowance for loan losses and net charge-offs for the three months ended March 31, 2011 and 2010 (dollars in millions):

	Charge-offs	Recoveries	Net Charge-offs	% of Average Loans (Annualized)
Three Months Ended March 31, 2011
One- to four-family	$(54.3)	$—	$(54.3)	2.75%
Home equity	(134.1)	6.8	(127.3)	7.84%
Consumer and other	(17.5)	5.5	(12.0)	3.39%

Total	$(205.9)	$12.3	$(193.6)	4.90%

Three Months Ended March 31, 2010
One- to four-family	$(102.6)	$—	$(102.6)	4.00%
Home equity	(176.7)	6.5	(170.2)	8.69%
Consumer and other	(23.1)	7.6	(15.5)	3.39%

Total	$(302.4)	$14.1	$(288.3)	5.79%

Loan losses are recognized when it is probable that a loss will be incurred. The policy for both one- to four-family and home equity loans is to assess the value of the property when the loan has been delinquent for 180 days or is in bankruptcy, regardless of whether or not the property is in foreclosure, and charge-off the amount of the loan balance in excess of the estimated current property value less costs to sell. The policy is to charge-off credit cards when collection is not probable or the loan has been delinquent for 180 days and to charge-off closed-end consumer loans when the loan is 120 days delinquent or when we determine that collection is not probable.

Net charge-offs for the three months ended March 31, 2011 compared to the same period in 2010 decreased by $94.7 million. Net charge-offs declined for the seventh consecutive quarter and are now 50% below their peak of $386.4 million in the second quarter of 2009. The overall decrease was due primarily to lower net charge-offs on both one- to four- family and home equity loans. We believe net charge-offs will continue to decline in future periods when compared to the level of charge-offs in the three months ended March 31, 2011 as a result of the decline in special mention delinquencies, which is discussed below. However, because the timing and magnitude of the improvement is affected by many factors, we anticipate variability from quarter to quarter while continuing to see a downward trend over the long term. The following graph illustrates the net charge-offs by quarter:

Nonperforming Assets

We classify loans as nonperforming when they are 90 days past due. The following table shows the comparative data for nonperforming loans and assets (dollars in millions):

	March 31, 2011	December 31, 2010
One- to four-family	$954.2	$1,011.2
Home equity	190.3	194.7
Consumer and other	3.3	5.5

Total nonperforming loans	1,147.8	1,211.4
Real estate owned (“REO”) and other repossessed assets, net	121.5	133.5

Total nonperforming assets, net	$1,269.3	$1,344.9

Nonperforming loans receivable as a percentage of gross loans receivable	7.51%	7.50%
One- to four-family allowance for loan losses as a percentage of one- to four-family nonperforming loans	37.01%	38.53%
Home equity allowance for loan losses as a percentage of home equity nonperforming loans	283.39%	295.91%
Consumer and other allowance for loan losses as a percentage of consumer and other nonperforming loans	1832.58%	1194.56%
Total allowance for loan losses as a percentage of total nonperforming loans	83.08%	85.12%

During the three months ended March 31, 2011, nonperforming assets, net decreased $75.6 million to $1.3 billion when compared to December 31, 2010. This was attributed primarily to a decrease in nonperforming one- to four-family loans of $57.0 million and REO and repossessed assets of $12.0 million for the three months ended March 31, 2011 when compared to December 31, 2010.

The following graph illustrates the nonperforming loans by quarter:

The allowance as a percentage of total nonperforming loans receivable, net decreased from 85.12% at December 31, 2010 to 83.08% at March 31, 2011. This decrease was driven by a decrease in both one- to four-family and home equity allowance, which was partially offset by a decrease in both one- to four-family and home equity nonperforming loans. The balance of nonperforming loans includes loans delinquent 90 to 179 days as well as loans delinquent 180 days and greater. We believe the distinction between these two periods is important as loans delinquent 180 days and greater have been written down to their expected recovery value, whereas loans delinquent 90 to 179 days have not (unless they are in process of bankruptcy). We believe loans delinquent 90 to 179 days is an important measure because these loans are expected to drive the vast majority of future charge-offs. Additional charge-offs on loans delinquent 180 days are possible if home prices decline beyond current expectations, but we do not anticipate these charge-offs to be significant, particularly when compared to the expected charge-offs on loans delinquent 90 to 179 days. We expect the balances of one- to four-family loans delinquent 180 days and greater to remain at historically high levels in the future due to the extensive amount of time it takes to foreclose on a property in the current real estate market.

During 2010, certain financial institutions announced that they suspended their foreclosure programs due to concerns that they may have failed to provide adequate documentation in the foreclosure process. All of our mortgage loans are serviced by third parties, including some of the servicers who announced they were suspending their foreclosure programs. These issues have not had a significant impact on our financial position as we are fully indemnified by our servicers for any errors they may have committed while servicing loans in our portfolio. We may be indirectly affected if these suspensions lead to a delay in our normal foreclosure process and home prices depreciate during the period of delay. However, we do not believe these delays, if they occur, would have a significant impact on our financial position.

The following table shows the comparative data for loans delinquent 90 to 179 days (dollars in millions):

	March 31, 2011	December 31, 2010
One- to four-family	$213.0	$226.1
Home equity	136.4	143.0
Consumer and other loans	2.7	4.8

Total loans delinquent 90-179 days	$352.1	$373.9

Loans delinquent 90-179 days as a percentage of gross loans receivable	2.30%	2.31%

The following graph shows the loans delinquent 90 to 179 days for each of our major loan categories:

In addition to nonperforming assets, we monitor loans in which a borrower’s past credit history casts doubt on their ability to repay a loan (“special mention” loans). We classify loans as special mention when they are between 30 and 89 days past due. The following table shows the comparative data for special mention loans (dollars in millions):

	March 31, 2011	December 31, 2010
One- to four-family	$330.0	$388.6
Home equity	154.8	175.6
Consumer and other loans	24.0	25.2

Total special mention loans	$508.8	$589.4

Special mention loans receivable as a percentage of gross loans receivable	3.33%	3.65%

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

During the three months ended March 31, 2011, special mention loans decreased by $80.6 million to $508.8 million and are down 51% from their peak of $1.0 billion in the fourth quarter of 2008. This decrease was largely due to a decrease in both one- to four-family and home equity special mention loans. The decrease in special mention loans includes the impact of loan modification programs in which borrowers who were 30 to 89 days past due were made current(1). While the level of special mention loans can fluctuate significantly in any given period, we believe the continued decrease we observed in recent quarters is an encouraging sign regarding the future credit performance of this portfolio.

(1)	Loans modified as TDRs are accounted for as nonaccrual loans at the time of modification and return to accrual status after six consecutive payments are made in accordance with the modified terms.

The following graph illustrates the special mention loans by quarter:

Securities

We focus primarily on security type and credit rating to monitor credit risk in our securities portfolios. We believe our highest concentration of credit risk within this portfolio is the non-agency CMO portfolio. The table below details the amortized cost of debt securities and FHLB stock by average credit ratings and type of asset as of March 31, 2011 and December 31, 2010 (dollars in millions):

March 31, 2011	AAA	AA	A	BBB	Below Investment Grade and Non-Rated	Total
Agency mortgage-backed securities and CMOs	$17,362.0	$—	$—	$—	$—	$17,362.0
Agency debentures	1,183.5	—	—	—	—	1,183.5
Other agency debt securities	709.5	—	—	—	—	709.5
Non-agency CMOs	33.9	11.8	79.2	7.2	337.0	469.1
Municipal bonds, corporate bonds and FHLB stock	195.0	—	17.5	19.9	—	232.4

Total	$19,483.9	$11.8	$96.7	$27.1	$337.0	$19,956.5

December 31, 2010	AAA	AA	A	BBB	Below Investment Grade and Non-Rated	Total
Agency mortgage-backed securities and CMOs	$14,946.9	$—	$—	$—	$—	$14,946.9
Agency debentures	1,543.7	—	—	—	—	1,543.7
Other agency debt securities	502.5	—	—	—	—	502.5
Non-agency CMOs	37.4	49.3	115.7	9.0	278.9	490.3
Municipal bonds, corporate bonds and FHLB stock	194.8	—	17.4	19.9	—	232.1

Total	$17,225.3	$49.3	$133.1	$28.9	$278.9	$17,715.5

While the vast majority of this portfolio is AAA-rated, we concluded during the three months ended March 31, 2011 that approximately $145.7 million of the non-agency CMOs in this portfolio were other-than-temporarily impaired. As a result of the deterioration in the expected credit performance of the underlying loans in those specific securities, they were written down by recording $6.1 million of net impairment during the three months ended March 31, 2011. Further declines in the performance of our non-agency CMO portfolio could result in additional impairments in future periods.

SUMMARY OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in conformity with GAAP. Note 1–Organization, Basis of Presentation and Summary of Significant Accounting Policies of Item 8. Financial Statements and Supplementary Data in our Annual Report on Form 10-K for the year ended December 31, 2010 contains a summary of our significant accounting policies, many of which require the use of estimates and assumptions. We believe that of our significant accounting policies, the following are noteworthy because they are based on estimates and assumptions that require complex and subjective judgments by management, which can materially impact reported results: allowance for loan losses; fair value measurements; classification and valuation of certain investments; accounting for derivative instruments; estimates of effective tax rates, deferred taxes and valuation allowances; valuation of goodwill and other intangibles; and valuation and expensing of share-based payments. These are more fully described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2010.

GLOSSARY OF TERMS

Active accounts—Accounts with a balance of $25 or more or a trade in the last six months.

Active customers—Customers that have an account with a balance of $25 or more or a trade in the last six months.

Active Trader—The customer group that includes those who execute 30 or more stock or options trades per quarter.

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

The following discussion about market risk disclosure includes forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of certain factors, including, but not limited to, those set forth in Item 1A. Risk Factors in the Annual Report on Form 10-K for the year ended December 31, 2010, and as updated in this report. Market risk is exposure to changes in interest rates, foreign exchange rates and equity and commodity prices. Exposure to interest rate risk is related primarily to interest-earning assets and interest-bearing liabilities.

Interest Rate Risk

The management of interest rate risk is essential to profitability. Interest rate risk is exposure to changes in interest rates. In general, we manage interest rate risk by balancing variable-rate and fixed-rate assets and liabilities and we utilize derivatives in a way that reduces overall exposure to changes in interest rates. In recent years, we have managed interest rate risk to achieve a minimum to moderate risk profile with limited exposure to earnings volatility resulting from interest rate fluctuations. Exposure to interest rate risk requires management to make complex assumptions regarding maturities, market interest rates and customer behavior. Changes in interest rates, including the following, could impact interest income and expense:

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

Exposure to market risk is dependent upon the distribution and composition of interest-earning assets, interest-bearing liabilities and derivatives. The differing risk characteristics of each product are managed to mitigate exposure to interest rate fluctuations. At March 31, 2011, 91% of total assets were enterprise interest-earning assets.

At March 31, 2011, approximately 67% of total assets were residential real estate loans and available-for-sale and held-to-maturity mortgage-backed securities. The values of these assets are sensitive to changes in interest rates, as well as expected prepayment levels. As interest rates increase, fixed rate residential mortgages and mortgage-backed securities tend to exhibit lower prepayments. The inverse is true in a falling rate environment.

When real estate loans prepay, unamortized premiums are written off. Depending on the timing of the prepayment, the write-offs of unamortized premiums may result in lower than anticipated yields. The Asset Liability Committee (“ALCO”) reviews estimates of the impact of changing market rates on prepayments. This information is incorporated into our interest rate risk management strategy.

Our liability structure consists of two central sources of funding: deposits and wholesale borrowings. Cash provided to us through deposits is the primary source of funding. Key deposit products include sweep accounts, complete savings accounts and other money market and savings accounts. Wholesale borrowings include securities sold under agreements to repurchase and FHLB advances. Customer payables, which represents customer cash contained within our broker-dealers, is an additional source of funding. In addition, the parent company has issued a significant amount of corporate debt.

Deposit accounts and customer payables tend to be less rate-sensitive than wholesale borrowings. Agreements to repurchase securities re-price as interest rates change. Sweep accounts, complete savings accounts and other money market and savings accounts re-price at management’s discretion. FHLB advances and corporate debt generally have fixed rates.

Derivative Instruments

We use derivative instruments to help manage interest rate risk. Interest rate swaps involve the exchange of fixed-rate and variable-rate interest payments between two parties based on a contractual underlying notional amount, but do not involve the exchange of the underlying notional amounts. Option products are utilized primarily to decrease the market value changes resulting from the prepayment dynamics of the mortgage portfolio, as well as to protect against increases in funding costs. The types of options employed include Cap Options (“Caps”), Floor Options (“Floors”), “Payor Swaptions” and Receiver Swaptions”. Caps mitigate the market risk associated with increases in interest rates while Floors mitigate the risk associated with decreases in market interest rates. Similarly, Payor and Receiver Swaptions mitigate the market risk associated with the respective increases and decreases in interest rates. See derivative instruments discussion at Note 6—Accounting for Derivative Instruments and Hedging Activities in Item 1. Consolidated Financial Statements (Unaudited).

Scenario Analysis

Scenario analysis is an advanced approach to estimating interest rate risk exposure. Under the NPVE approach, the present value of all existing assets, liabilities, derivatives and forward commitments are estimated and then combined to produce a NPVE figure. The sensitivity of this value to changes in interest rates is then determined by applying alternative interest rate scenarios, which include, but are not limited to, instantaneous parallel shifts up 100, 200 and 300 basis points and down 100 basis points. The NPVE method is used at the E*TRADE Bank level and not for the Company. E*TRADE Bank had 99% of enterprise interest-earning assets at both March 31, 2011 and December 31, 2010 and held 98% of enterprise interest-bearing liabilities at both March 31, 2011 and December 31, 2010. The sensitivity of NPVE at March 31, 2011 and December 31, 2010 and the limits established by E*TRADE Bank’s Board of Directors are listed below (dollars in millions):

Parallel Change in Interest Rates (basis points)(1)	Change in NPVE
	March 31, 2011		December 31, 2010
	Amount	Percentage	Amount	Percentage	Board Limit
+300	$(74.3)	(2)%	$(88.5)	(3)%	(25)%
+200	$(24.0)	(1)%	$(37.0)	(1)%	(15)%
+100	$13.7	0%	$8.0	0%	(10)%
-100	$(147.0)	(4)%	$(147.5)	(4)%	(10)%

(1)

On March 31, 2011 and December 31, 2010, the yield for the three-month treasury bill was 0.09% and 0.12%, respectively. As a result, the OTS temporarily modified the requirements of the NPV Model, resulting in the removal of the minus 200 and 300 basis points scenarios for the periods ended March 31, 2011 and December 31, 2010.

Under criteria published by the OTS, E*TRADE Bank’s overall interest rate risk exposure at March 31, 2011 was characterized as “minimum.” We actively manage interest rate risk positions. As interest rates change, we will re-adjust our strategy and mix of assets, liabilities and derivatives to optimize our position. For example, a 100 basis points increase in rates may not result in a change in value as indicated above. The ALCO monitors E*TRADE Bank’s interest rate risk position.

PART I—FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (LOSS)

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Revenue:
Operating interest income	$387,466	$406,966
Operating interest expense	(77,764)	(86,569)

Net operating interest income	309,702	320,397

Commissions	124,433	113,252
Fees and service charges	37,245	42,230
Principal transactions	29,576	26,211
Gains on loans and securities, net	32,334	29,046
Other-than-temporary impairment (“OTTI”)	(4,874)	(14,524)
Less: noncredit portion of OTTI recognized into (out of) other comprehensive income (before tax)	(1,188)	5,872

Net impairment	(6,062)	(8,652)
Other revenues	9,467	14,019

Total non-interest income	226,993	216,106

Total net revenue	536,695	536,503

Provision for loan losses	116,058	267,979
Operating expense:
Compensation and benefits	84,003	87,210
Clearing and servicing	39,155	39,159
Advertising and market development	44,365	38,135
Professional services	23,468	20,290
FDIC insurance premiums	20,567	19,315
Communications	15,555	20,447
Occupancy and equipment	16,814	18,207
Depreciation and amortization	22,047	20,646
Amortization of other intangibles	6,538	7,142
Facility restructuring and other exit activities	3,552	3,373
Other operating expenses	21,950	21,412

Total operating expense	298,014	295,336

Income (loss) before other income (expense) and income tax expense (benefit)	122,623	(26,812)
Other income (expense):
Corporate interest income	616	23
Corporate interest expense	(43,277)	(41,043)
Gains on sales of investments, net	—	109
Equity in income (loss) of investments and venture funds	(998)	1,794

Total other income (expense)	(43,659)	(39,117)

Income (loss) before income tax expense (benefit)	78,964	(65,929)
Income tax expense (benefit)	33,731	(18,092)

Net income (loss)	$45,233	$(47,837)

Basic earnings (loss) per share	$0.20	$(0.25)
Diluted earnings (loss) per share	$0.16	$(0.25)
Shares used in computation of per share data:
Basic	230,301	192,195
Diluted	289,677	192,195

See accompanying notes to consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(In thousands, except share amounts)

(Unaudited)

	March 31, 2011	December 31, 2010
ASSETS
Cash and equivalents	$1,864,328	$2,374,346
Cash and investments required to be segregated under federal or other regulations	319,667	609,510
Trading securities	83,751	62,173
Available-for-sale securities (includes securities pledged to creditors with the right to sell or repledge of $5,516,807 at March 31, 2011 and $5,621,156 at December 31, 2010)	16,124,004	14,805,677
Held-to-maturity securities (fair value of $3,324,196 at March 31, 2011 and $2,422,335 at December 31, 2010; includes securities pledged to creditors with the right to sell or repledge of $927,682 at March 31, 2011 and $884,214 at December 31, 2010)	3,381,135	2,462,710
Margin receivables	5,707,702	5,120,575
Loans, net (net of allowance for loan losses of $953,606 at March 31, 2011 and $1,031,169 at December 31, 2010)	14,340,566	15,127,390
Investment in FHLB stock	164,579	164,381
Property and equipment, net	300,140	302,658
Goodwill	1,934,232	1,939,976
Other intangibles, net	305,418	325,403
Other assets	3,071,021	3,078,202

Total assets	$47,596,543	$46,373,001

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$25,971,630	$25,240,297
Securities sold under agreements to repurchase	5,866,189	5,888,249
Customer payables	5,353,540	5,020,086
FHLB advances and other borrowings	2,728,147	2,731,714
Corporate debt	1,868,607	2,145,881
Other liabilities	1,410,638	1,294,329

Total liabilities	43,198,751	42,320,556

Commitments and contingencies (see Note 13)

Shareholders’ equity:
Common stock, $0.01 par value, shares authorized: 400,000,000 at March 31, 2011 and December 31, 2010; shares issued and outstanding: 248,242,656 at March 31, 2011 and 220,840,821 at December 31, 2010	2,482	2,208
Additional paid-in-capital (“APIC”)	6,920,812	6,640,715
Accumulated deficit	(2,106,605)	(2,151,838)
Accumulated other comprehensive loss	(418,897)	(438,640)

Total shareholders’ equity	4,397,792	4,052,445

Total liabilities and shareholders’ equity	$47,596,543	$46,373,001

See accompanying notes to the consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Net income (loss)	$45,233	$(47,837)
Other comprehensive income
Available-for-sale securities:
OTTI, net(1)	2,988	8,876
Noncredit portion of OTTI reclassification (into) out of other comprehensive income, net(2)	728	(3,588)
Unrealized gains, net(3)	12,887	53,902
Reclassification into earnings, net(4)	(21,959)	(17,965)

Net change from available-for-sale securities	(5,356)	41,225

Cash flow hedging instruments:
Unrealized gains (losses), net(5)	6,801	(33,895)
Reclassification into earnings, net(6)	16,263	11,388

Net change from cash flow hedging instruments	23,064	(22,507)

Foreign currency translation gains (losses)	2,035	(2,089)

Other comprehensive income	19,743	16,629

Comprehensive income (loss)	$64,976	$(31,208)

(1)	Amounts are net of benefit from income taxes of $1.9 million and $5.6 million for the three months ended March 31, 2011 and 2010, respectively.
(2)	Amounts are net of benefit from income taxes of $0.5 million and $2.3 million for the three months ended March 31, 2011 and 2010, respectively.
(3)	Amounts are net of provision for income taxes of $8.1 million and $34.3 million for the three months ended March 31, 2011 and 2010, respectively.
(4)	Amounts are net of provision for income taxes of $13.9 million and $11.4 million for the three months ended March 31, 2011 and 2010, respectively.
(5)	Amounts are net of provision for income taxes of $4.0 million for the three months ended March 31, 2011, and benefit from income taxes of $17.5 million for the three months ended March 31, 2010.
(6)	Amounts are net of benefit from income taxes of $9.6 million and $5.9 million for the three months ended March 31, 2011 and 2010, respectively.

See accompanying notes to the consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2010	220,841	$2,208	$6,640,715	$(2,151,838)	$(438,640)	$4,052,445
Net income	—	—	—	45,233	—	45,233
Other comprehensive income	—	—	—	—	19,743	19,743
Conversion of convertible debentures	26,967	270	278,594	—	—	278,864
Exercise of stock options and related tax effects	19	—	1,626	—	—	1,626
Issuance of restricted stock, net of forfeitures and retirements to pay taxes	416	4	(4,223)	—	—	(4,219)
Share-based compensation	—	—	4,120	—	—	4,120
Other	—	—	(20)	—	—	(20)

Balance, March 31, 2011	248,243	$2,482	$6,920,812	$(2,106,605)	$(418,897)	$4,397,792

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2009	189,397	$1,894	$6,275,157	$(2,123,366)	$(404,130)	$3,749,555
Net loss	—	—	—	(47,837)	—	(47,837)
Other comprehensive income	—	—	—	—	16,629	16,629
Conversion of convertible debentures	5,878	59	60,730	—	—	60,789
Exercise of stock options and related tax effects	12	—	(1,631)	—	—	(1,631)
Issuance of restricted stock, net of forfeitures and retirements to pay taxes	691	7	(5,161)	—	—	(5,154)
Share-based compensation	—	—	9,168	—	—	9,168
Claims settlement under Section 16(b)	—	—	35,000	—	—	35,000
Other	—	—	(120)	—	—	(120)

Balance, March 31, 2010	195,978	$1,960	$6,373,143	$(2,171,203)	$(387,501)	$3,816,399

See accompanying notes to the consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$45,233	$(47,837)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for loan losses	116,058	267,979
Depreciation and amortization (including discount amortization and accretion)	82,277	86,200
Net impairment, gains on loans and securities, net and gains on sales of investments, net	(26,272)	(20,503)
Equity in (income) loss of investments and venture funds	998	(1,794)
Share-based compensation	4,120	9,168
Deferred taxes	36,753	(15,660)
Other	7,757	(7,142)
Net effect of changes in assets and liabilities:
Decrease (increase) in cash and investments required to be segregated under federal or other regulations	289,843	(553,291)
Increase in margin receivables	(587,127)	(161,963)
Increase in customer payables	333,454	392,077
Proceeds from sales of loans held-for-sale	28,515	33,175
Originations of loans held-for-sale	(27,829)	(28,674)
Proceeds from sales, repayments and maturities of trading securities	146,978	75,560
Purchases of trading securities	(168,690)	(84,339)
Decrease (increase) in other assets	42,216	(38,400)
Increase in other liabilities	34,727	48,666

Net cash provided by (used in) operating activities	359,011	(46,778)

Cash flows from investing activities:
Purchases of available-for-sale securities	(3,285,876)	(2,626,883)
Proceeds from sales, maturities of and principal payments on available-for-sale securities	1,937,759	2,726,174
Purchases of held-to-maturity securities	(967,334)	—
Proceeds from maturities of and principal payments on held-to-maturity securities	47,006	—
Net decrease in loans receivable	627,940	635,294
Capital expenditures for property and equipment	(19,757)	(22,185)
Proceeds from sale of REO and repossessed assets	44,813	50,543
Net cash flow from derivatives hedging assets	6,115	—
Other	12,968	—

Net cash (used in) provided by investing activities	$(1,596,366)	$762,943

See accompanying notes to the consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS-(Continued)

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from financing activities:
Net increase in deposits	$731,212	$19,462
Sale of deposits	—	(980,549)
Net decrease in securities sold under agreements to repurchase	(21,762)	(55,941)
Advances from FHLB	500,000	850,000
Payments on advances from FHLB	(500,000)	(850,000)
Claims settlement under Section 16(b)	—	35,000
Net cash flow from derivatives hedging liabilities	16,102	(146,556)
Other	1,785	1,427

Net cash provided by (used in) financing activities	727,337	(1,127,157)

Effect of exchange rates on cash	—	(3,895)

Decrease in cash and equivalents	(510,018)	(414,887)
Cash and equivalents, beginning of period	2,374,346	3,483,238

Cash and equivalents, end of period	$1,864,328	$3,068,351

Supplemental disclosures:
Cash paid for interest	$69,908	$89,703
(Refund received) cash paid for income taxes	$(64)	$2,464
Non-cash investing and financing activities:
Conversion of convertible debentures to common stock	$278,864	$60,789
Transfers from loans to other real estate owned and repossessed assets	$51,364	$89,880
Reclassification of loans held-for-investment to loans held-for-sale	$—	$252,627

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

The Company reports corporate interest income and corporate interest expense separately from operating interest income and operating interest expense. The Company believes reporting these two items separately provides a clearer picture of the financial performance of the Company’s operations than would a presentation that combined these two items. Operating interest income and operating interest expense is generated from the operations of the Company. Corporate debt, which is the primary source of corporate interest expense, has been issued primarily in connection with recapitalization transactions and past acquisitions.

Similarly, the Company reports gains on sales of investments, net separately from gains on loans and securities, net. The Company believes reporting these two items separately provides a clearer picture of the financial performance of its operations than would a presentation that combined these two items. Gains on loans and securities, net are the result of activities in the Company’s operations, namely its balance sheet management segment. Gains on sales of investments, net relate to investments of the Company at the corporate level and are not related to the ongoing business of the Company’s operating subsidiaries.

Related Party—As of March 31, 2011, Citadel was the Company’s largest stockholder and debtholder, and based upon the Company’s review of publicly available information, the Company believes Citadel owned approximately 9.9% of its outstanding common stock or approximately 19.7% of its common stock assuming conversion of convertible debentures held by Citadel at March 31, 2011. The Company also believes, based on publicly available information, that Citadel owned in the aggregate more than $314 million of the non-interest-bearing convertible debentures at March 31, 2011. In addition, Kenneth Griffin, President and CEO of Citadel, joined the Board of Directors on June 8, 2009 pursuant to a director nomination right granted to Citadel in 2007. The contractual arrangements that required the Company to route substantially all of its customer orders in exchange-listed options and 40% of its customer orders in Regulation NMS Securities to an affiliate of Citadel expired at December 31, 2010. During the three months ended March 31, 2011, the Company routed approximately 50% of its customer orders in exchange-listed options and approximately 20% of its customer orders in Regulation NMS Securities to an affiliate of Citadel for order handling and execution at current market rates.

On April 29, 2011, Citadel sold 27.5 million shares of the Company’s common stock through a secondary offering. As part of and following the offering, Citadel converted $314.1 million in convertible debentures into 30.4 million shares of common stock. As of May 2, 2011, the Company believes Citadel owned approximately 9.8% of its outstanding common stock and none of its non-interest-bearing convertible debentures.

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

Financial Statement Descriptions and Related Accounting Policies—Financial statement descriptions and related accounting policies are more fully described in Item 8. Financial Statements and Supplementary Data in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Margin Receivables—The fair value of securities that the Company received as collateral in connection with margin receivables and securities borrowing activities, where the Company is permitted to sell or re-pledge the securities, was approximately $7.9 billion and $7.1 billion as of March 31, 2011 and December 31, 2010, respectively. Of this amount, $1.3 billion and $1.2 billion had been pledged or sold in connection with securities loans, bank borrowings and deposits with clearing organizations as of March 31, 2011 and December 31, 2010, respectively.

New Accounting and Disclosure Guidance—Below is the new accounting and disclosure guidance that relates to activities in which the Company is engaged.

Improving Disclosures about Fair Value Measurements

In January 2010, the FASB amended the disclosure guidance related to fair value measurements. The amended disclosure guidance requires new fair value measurement disclosures and clarifies existing fair value measurement disclosure requirements. The amended disclosure guidance requiring separate presentation of purchases, sales, issuances and settlements of Level 3 instruments was effective January 1, 2011 for the Company. The Company’s disclosures about fair value measurements reflect the adoption of the amended disclosure guidance in Note 3—Fair Value Disclosures.

Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses

In July 2010, the FASB amended the disclosure guidance for financing receivables and the allowance for credit losses. The amendments require new and amended disclosures about nonaccrual and past due financing receivables; the allowance for credit losses related to financing receivables; impaired loans (individually evaluated for impairment); credit quality information; and modifications. The Company’s disclosures reflect the adoption of the amended disclosure guidance related to non-TDR information in Note 5—Loans, Net. The amended disclosure guidance related to TDRs is effective for interim and annual periods beginning on or after June 15, 2011, or July 1, 2011 for the Company. The Company’s disclosures will reflect the adoption of the amended disclosure guidance related to TDR information in the Form 10-Q for the quarterly period ended September 30, 2011.

A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring

In April 2011, the FASB amended the accounting guidance for TDRs. The amendments clarify the guidance on a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. The amended accounting guidance will be effective for the first interim or annual period beginning on or after June 15, 2011, or July 1, 2011 for the Company, and will be applied retrospectively to the beginning of the annual period of adoption, or January 1, 2011 for the Company. The adoption of the amended accounting guidance will not have a material impact on the Company’s financial condition, results of operations, or cash flows.

Reconsideration of Effective Control for Repurchase Agreements

In April 2011, the FASB amended the accounting guidance for repurchase agreements. The amendments change the effective control assessment by removing the criterion that required the transferor to have the ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee, and the collateral maintenance guidance related to that criterion. The amended accounting guidance will be effective for the first interim or annual period beginning on or after December 15, 2011, or January 1, 2012 for the Company, and will be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. The adoption of the amended accounting guidance will not have a material impact on the Company’s financial condition, results of operations, or cash flows.

NOTE 2—OPERATING INTEREST INCOME AND OPERATING INTEREST EXPENSE

The following table shows the components of operating interest income and operating interest expense (dollars in thousands):

	Three Months Ended March 31,
	2011	2010
Operating interest income:
Loans	$186,345	$241,580
Available-for-sale securities	110,881	109,293
Margin receivables	56,293	44,713
Held-to-maturity securities	20,750	—
Securities borrowed and other	13,197	11,380

Total operating interest income	387,466	406,966

Operating interest expense:
Securities sold under agreements to repurchase	(37,993)	(34,746)
FHLB advances and other borrowings	(25,264)	(29,428)
Deposits	(12,274)	(19,960)
Customer payables and other	(2,233)	(2,435)

Total operating interest expense	(77,764)	(86,569)

Net operating interest income	$309,702	$320,397

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

Residential Mortgage-backed Securities

The Company’s residential mortgage-backed securities portfolio was composed of agency mortgage-backed securities and CMOs, which represented the majority of the portfolio, and non-agency CMOs. As agency mortgage-backed securities and CMOs were guaranteed by U.S. government sponsored and federal agencies, these securities were AAA-rated as of March 31, 2011. The majority of the Company’s non-agency CMOs were backed by first lien mortgages and were below investment grade or non-rated as of March 31, 2011. The weighted average coupon rates for the residential mortgage-backed securities as of March 31, 2011 are shown in the following table:

Weighted Average Coupon Rate
Agency mortgage-backed securities	3.63%
Agency CMOs	3.36%
Non-agency CMOs	4.27%

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

Non-agency CMOs were valued using market and income approaches with market observable data, including recent market transactions when available. The Company also utilized a pricing service to corroborate the market observability of the Company’s inputs used in the fair value measurements. The valuations of non-agency CMOs reflect the Company’s best estimate of what market participants would consider in pricing the financial instruments. The following table presents additional information about the underlying loans and significant inputs for the valuation of non-agency CMOs as of March 31, 2011:

	Weighted Average	Range
Underlying loans:
Coupon rate	4.33%	2.47% - 6.83%
Maturity (years)	24	12 - 27
Significant inputs:
Yield	4%	2% - 10%
Default rate(1)	17%	0% - 54%
Loss severity	41%	0% - 106%
Prepayment rate	9%	0% - 37%

(1)	The default rate reflects the implied rate necessary to equate market price to the book yield given the market credit assumption.

The Company considers the price transparency for these financial instruments to be a key determinant of the degree of judgment involved in determining the fair value. The majority of the Company’s non-agency CMOs were categorized in Level 3 of the fair value hierarchy as of March 31, 2011.

Other Debt Securities

The fair value measurement of other agency debt securities was determined using market and income approaches along with the Company’s own trading activities for identical instruments and was categorized in Level 2 of the fair value hierarchy. The Company’s municipal bonds are revenue bonds issued by state and other local government agencies. The valuation of corporate bonds is impacted by the credit worthiness of the corporate issuer. All of the Company’s municipal bonds and corporate bonds were rated investment grade as of March 31, 2011. These securities were valued using a market approach with pricing service valuations corroborated by recent market transactions for similar or identical bonds. Municipal bonds and corporate bonds were categorized in Level 2 of the fair value hierarchy.

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

Securities Owned and Securities Sold, Not Yet Purchased

Securities transactions entered into by a broker-dealer subsidiary are included in trading securities and securities sold, not yet purchased in the Company’s fair value disclosures. For equity securities, the Company’s definition of actively traded was based on average daily volume and other market trading statistics. The fair value of securities owned and securities sold, not yet purchased was determined using listed or quoted market prices and were categorized in Level 1 or Level 2 of the fair value hierarchy.

Recurring Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis are summarized below (dollars in thousands):

	Level 1	Level 2	Level 3	Fair Value
March 31, 2011:
Assets
Trading securities	$75,851	7,347	553	$83,751
Available-for-sale securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	—	14,598,857	—	14,598,857
Non-agency CMOs	—	132,041	255,066	387,107

Total residential mortgage-backed securities	—	14,730,898	255,066	14,985,964

Investment securities:
Agency debentures	—	909,867	—	909,867
Other agency debt securities	—	172,199	—	172,199
Municipal bonds	—	36,571	—	36,571
Corporate bonds	—	19,403	—	19,403

Total investment securities	—	1,138,040	—	1,138,040

Total available-for-sale securities	—	15,868,938	255,066	16,124,004

Other assets:
Derivative assets(1)	—	248,318	—	248,318
Deposits with clearing organizations(2)	38,000	—	—	38,000

Total other assets measured at fair value on a recurring basis	38,000	248,318	—	286,318

Total assets measured at fair value on a recurring basis(3)	$113,851	$16,124,603	$255,619	$16,494,073

Liabilities
Derivative liabilities(1)	$—	$96,380	$—	$96,380
Securities sold, not yet purchased	73,516	4,042	—	77,558

Total liabilities measured at fair value on a recurring basis(3)	$73,516	$100,422	$—	$173,938

(1)	All derivative assets and liabilities are interest rate contracts. Information related to derivative instruments is detailed in Note 6—Accounting for Derivative Instruments and Hedging Activities.
(2)	Represents U.S. Treasury securities held by a broker-dealer subsidiary.
(3)	Assets and liabilities measured at fair value on a recurring basis represented 35% and less than 1% of the Company’s total assets and total liabilities, respectively.

	Level 1	Level 2	Level 3	Fair Value
December 31, 2010:
Assets
Trading securities	$55,630	$5,913	$630	$62,173
Available-for-sale securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	—	12,898,114	—	12,898,114
Non-agency CMOs	—	200,169	195,220	395,389

Total residential mortgage-backed securities	—	13,098,283	195,220	13,293,503

Investment securities:
Agency debentures	—	1,269,552	—	1,269,552
Other agency debt securities	—	187,462	—	187,462
Municipal bonds	—	37,331	—	37,331
Corporate bonds	—	17,829	—	17,829

Total investment securities	—	1,512,174	—	1,512,174

Total available-for-sale securities	—	14,610,457	195,220	14,805,677

Other assets:
Derivative assets(1)	—	248,911	—	248,911
Deposits with clearing organizations(2)	38,000	—	—	38,000

Total other assets measured at fair value on a recurring basis	38,000	248,911	—	286,911

Total assets measured at fair value on a recurring basis(3)	$93,630	$14,865,281	$195,850	$15,154,761

Liabilities
Derivative liabilities(1)	$—	$106,863	$—	$106,863
Securities sold, not yet purchased	51,889	2,846	—	54,735

Total liabilities measured at fair value on a recurring basis(3)	$51,889	$109,709	$—	$161,598

(1)	All derivative assets and liabilities are interest rate contracts. Information related to derivative instruments is detailed in Note 6—Accounting for Derivative Instruments and Hedging Activities.
(2)	Represents U.S. Treasury securities held by a broker-dealer subsidiary.
(3)	Assets and liabilities measured at fair value on a recurring basis represented 33% and less than 1% of the Company’s total assets and total liabilities, respectively.

The following tables present additional information about Level 3 assets and liabilities measured at fair value on a recurring basis (dollars in thousands):

		Available-for-sale securities
	Trading Securities	Non-agency CMOs
Balance, December 31, 2010	$630	$195,220
Realized and unrealized gains (losses):(1)
Included in earnings(2)	(77)	(5,767)
Included in other comprehensive income(3)	—	11,663
Settlements	—	(8,265)
Transfers in to Level 3(4)	—	63,687
Transfers out of Level 3(4)	—	(1,472)

Balance, March 31, 2011	$553	$255,066

(1)	The majority of total realized and unrealized gains (losses) were related to instruments held at March 31, 2011.
(2)	The majority of realized and unrealized gains (losses) included in earnings are reported in the net impairment line item.
(3)	The majority of realized and unrealized gains (losses) included in other comprehensive income are reported in the net change from available-for-sale securities line item.
(4)	The Company’s transfers in and out of Level 3 are as of the beginning of the reporting period on a quarterly basis.

		Available-for-sale Securities
	Trading Securities	Agency Mortgage- backed Securities and CMOs	Non-agency CMOs	Corporate Investments
Balance, December 31, 2009	$1,491	$17,972	$234,629	$173
Realized and unrealized gains (losses):(1)
Included in earnings(2)	(642)	—	(8,475)	—
Included in other comprehensive income(3)	—	—	18,994	(9)
Purchases, sales, other settlements and issuances, net	49	—	(10,153)	—
Transfers in to Level 3(4)	—	—	7,239	—
Transfers out of Level 3(4)	—	(17,972)	(9,104)	—

Balance, March 31, 2010	$898	$—	$233,130	$164

(1)	The majority of total realized and unrealized gains (losses) were related to instruments held at March 31, 2010.
(2)	The majority of realized and unrealized gains (losses) included in earnings are reported in the net impairment line item.
(3)	The majority of realized and unrealized gains (losses) included in other comprehensive income are reported in the net change from available-for-sale securities line item.
(4)	The Company’s transfers in and out of Level 3 are as of the beginning of the reporting period on a quarterly basis.

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

The Company’s transfers of certain CMOs in and out of Level 3 are generally driven by changes in price transparency for the securities. Financial instruments for which actively quoted prices or pricing parameters are available will have a higher degree of price transparency than financial instruments that are thinly traded or not quoted. As of March 31, 2011, less than 1% of the Company’s total assets and none of its total liabilities represented instruments measured at fair value on a recurring basis categorized as Level 3.

Nonrecurring Fair Value Measurements

The Company records certain other assets at fair value on a nonrecurring basis: 1) one- to four-family and home equity loans in which the amount of the loan balance in excess of the estimated current property value less costs to sell has been charged-off; and 2) real estate acquired through foreclosure that is carried at the lower of the property’s carrying value or fair value, less estimated selling costs. The following table presents the fair value of assets prior to deducting estimated selling costs that were carried on the consolidated balance sheet as of March 31, 2011 and December 31, 2010, and for which a nonrecurring fair value measurement has been recorded during the period (dollars in thousands):

	March 31, 2011	December 31, 2010
One- to four-family	$478,882	$880,044
Home equity	35,897	61,940

Total loans receivable measured at fair value	$514,779	$941,984

REO	$97,500	$140,029

Property valuations are based on the most recent property value data available, which may include appraisals, prices for identical or similar properties, broker price opinions or home price indices. These fair value measurements were classified as Level 3 of the fair value hierarchy as the majority of the valuations included Level 3 inputs that were significant to the estimate of fair value.

The following table presents the losses associated with the assets measured at fair value on a nonrecurring basis during the three months ended March 31, 2011 and 2010 (dollars in thousands):

	Three Months Ended March 31,
	2011	2010
One- to four-family	$51,200	$95,911
Home equity	30,911	37,573

Total losses on loans receivable measured at fair value	$82,111	$133,484

REO	$9,145	$12,078

Disclosures about Fair Value of Financial Instruments

The fair value measurements accounting guidance also requires the disclosure of the fair value of financial instruments not otherwise disclosed above. Different market assumptions and estimation methodologies could significantly affect fair value amounts. The fair value of financial instruments, not otherwise disclosed above, whose fair value approximates carrying value is summarized as follows:

•	Cash and equivalents, cash and investments required to be segregated, margin receivables and customer payables—Fair value is estimated to be carrying value.

•	Investment in FHLB stock—FHLB stock is carried at cost, which is considered to be a reasonable estimate of fair value.

Financial instruments whose fair values were different from their carrying values are summarized below (dollars in thousands):

	March 31, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Held-to-maturity securities	$3,381,135	$3,324,196	$2,462,710	$2,422,335
Loans, net(1)	$14,340,566	$12,762,571	$15,127,390	$13,431,465
Liabilities
Deposits	$25,971,630	$25,986,060	$25,240,297	$25,259,496
Securities sold under agreements to repurchase	$5,866,189	$5,927,769	$5,888,249	$5,955,283
FHLB advances and other borrowings	$2,728,147	$2,666,279	$2,731,714	$2,658,311
Corporate debt	$1,868,607	$2,416,553	$2,145,881	$2,855,318

(1)	The carrying value of loans, net includes the allowance for loan losses of $1.0 billion as of both March 31, 2011 and December 31, 2010, respectively.

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

NOTE 4—AVAILABLE-FOR-SALE AND HELD-TO-MATURITY SECURITIES

The amortized cost basis and fair value of available-for-sale and held-to-maturity securities are shown in the following tables (dollars in thousands):

	Amortized Cost	Gross Unrealized / Unrecognized Gains	Gross Unrealized / Unrecognized Losses	Fair Value
March 31, 2011:
Available-for-sale securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$14,734,599	$72,349	$(208,091)	$14,598,857
Non-agency CMOs	469,088	3,816	(85,797)	387,107

Total residential mortgage-backed securities	15,203,687	76,165	(293,888)	14,985,964

Investment securities:
Agency debentures	964,304	153	(54,590)	909,867
Other agency debt securities	174,525	1,851	(4,177)	172,199
Municipal bonds	42,404	—	(5,833)	36,571
Corporate bonds	25,356	—	(5,953)	19,403

Total investment securities	1,206,589	2,004	(70,553)	1,138,040

Total available-for-sale securities	$16,410,276	$78,169	$(364,441)	$16,124,004

Held-to-maturity securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$2,626,916	$1,396	$(49,165)	$2,579,147
Investment securities:
Agency debentures	219,201	—	(1,702)	217,499
Other agency debt securities	535,018	70	(7,538)	527,550

Total investment securities	754,219	70	(9,240)	745,049

Total held-to-maturity securities	$3,381,135	$1,466	$(58,405)	$3,324,196

	Amortized Cost	Gross Unrealized / Unrecognized Gains	Gross Unrealized / Unrecognized Losses	Fair Value
December 31, 2010:
Available-for-sale securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$13,017,814	$71,274	$(190,974)	$12,898,114
Non-agency CMOs	490,250	2,885	(97,746)	395,389

Total residential mortgage-backed securities	13,508,064	74,159	(288,720)	13,293,503

Investment securities:
Agency debentures	1,324,464	3,470	(58,382)	1,269,552
Other agency debt securities	187,622	2,880	(3,040)	187,462
Municipal bonds	42,399	—	(5,068)	37,331
Corporate bonds	25,356	—	(7,527)	17,829

Total investment securities	1,579,841	6,350	(74,017)	1,512,174

Total available-for-sale securities	$15,087,905	$80,509	$(362,737)	$14,805,677

Held-to-maturity securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$1,928,651	$4,747	$(36,348)	$1,897,050
Investment securities:
Agency debentures	219,197	—	(3,025)	216,172
Other agency debt securities	314,862	—	(5,749)	309,113

Total investment securities	534,059	—	(8,774)	525,285

Total held-to-maturity securities	$2,462,710	$4,747	$(45,122)	$2,422,335

Contractual Maturities

The contractual maturities of all available-for-sale and held-to-maturity debt securities at March 31, 2011 are shown below (dollars in thousands):

	Amortized Cost	Fair Value
Available-for-sale debt securities:
Due within one to five years	$130,581	$129,752
Due within five to ten years	953,916	941,097
Due after ten years	15,325,779	15,053,155

Total available-for-sale debt securities	$16,410,276	$16,124,004

Held-to-maturity debt securities:
Due within one to five years	$225,135	$223,290
Due within five to ten years	941,326	925,125
Due after ten years	2,214,674	2,175,781

Total held-to-maturity debt securities	$3,381,135	$3,324,196

Other-Than-Temporary Impairment of Investments

The following tables show the fair value and unrealized or unrecognized losses on available-for-sale and held-to-maturity securities, aggregated by investment category, and the length of time that individual securities have been in a continuous unrealized or unrecognized loss position (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized / Unrecognized Losses	Fair Value	Unrealized / Unrecognized Losses	Fair Value	Unrealized / Unrecognized Losses
March 31, 2011:
Available-for-sale securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$9,013,905	$(205,643)	$84,530	$(2,448)	$9,098,435	$(208,091)
Non-agency CMOs	—	—	360,645	(85,797)	360,645	(85,797)
Investment securities:
Agency debentures	832,300	(54,590)	—	—	832,300	(54,590)
Other agency debt securities	91,669	(4,177)	—	—	91,669	(4,177)
Municipal bonds	17,423	(2,708)	19,148	(3,125)	36,571	(5,833)
Corporate bonds	—	—	19,403	(5,953)	19,403	(5,953)

Total temporarily impaired available-for-sale securities	$9,955,297	$(267,118)	$483,726	$(97,323)	$10,439,023	$(364,441)

Held-to-maturity securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$2,368,311	$(49,165)	$—	$—	$2,368,311	$(49,165)
Investment securities:
Agency debentures	217,499	(1,702)	—	—	217,499	(1,702)
Other agency debt securities	518,245	(7,538)	—	—	518,245	(7,538)

Total temporarily impaired held-to-maturity securities	$3,104,055	$(58,405)	$—	$—	$3,104,055	$(58,405)

December 31, 2010:
Available-for-sale securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$8,204,906	$(188,159)	$165,478	$(2,815)	$8,370,384	$(190,974)
Non-agency CMOs	—	—	377,309	(97,746)	377,309	(97,746)
Investment securities:
Agency debentures	877,135	(58,382)	—	—	877,135	(58,382)
Other agency debt securities	105,113	(3,040)	—	—	105,113	(3,040)
Municipal bonds	17,937	(2,193)	19,394	(2,875)	37,331	(5,068)
Corporate bonds	—	—	17,829	(7,527)	17,829	(7,527)

Total temporarily impaired available-for-sale securities	$9,205,091	$(251,774)	$580,010	$(110,963)	$9,785,101	$(362,737)

Held-to-maturity securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$1,283,817	$(36,348)	$—	$—	$1,283,817	$(36,348)
Investment securities:
Agency debentures	216,172	(3,025)	—	—	216,172	(3,025)
Other agency debt securities	309,113	(5,749)	—	—	309,113	(5,749)

Total temporarily impaired held-to-maturity securities	$1,809,102	$(45,122)	$—	$—	$1,809,102	$(45,122)

The Company does not believe that any individual unrealized loss in the available-for-sale or unrecognized loss in the held-to-maturity portfolio as of March 31, 2011 represents a credit loss. The credit loss component is the difference between the security’s amortized cost basis and the present value of its expected future cash flows, and is recognized in earnings. The noncredit loss component is the difference between the present value of its expected future cash flows and the fair value and is recognized through other comprehensive income. The Company assessed whether it intends to sell, or whether it is more likely than not that the Company will be required to sell a security before recovery of its amortized cost basis. For debt securities that are considered other-than-temporarily impaired and that the Company does not intend to sell and will not be required to sell prior to recovery of its amortized cost basis, the Company determines the amount of the impairment that is related to credit and the amount due to all other factors.

The majority of the unrealized or unrecognized losses on mortgage-backed securities are attributable to changes in interest rates and a re-pricing of risk in the market. All agency mortgage-backed securities and CMOs and agency debentures are AAA-rated. Municipal bonds and corporate bonds are evaluated by reviewing the credit-worthiness of the issuer and general market conditions. The Company does not intend to sell the securities in an unrealized loss position and it is not more likely than not that the Company will be required to sell the debt securities before the anticipated recovery of its remaining amortized cost of the securities in an unrealized loss position at March 31, 2011.

The majority of the Company’s available-for-sale and held-to-maturity portfolio consists of residential mortgage-backed securities. For residential mortgage-backed securities, the Company calculates the credit portion of OTTI by comparing the present value of the expected future cash flows with the amortized cost basis of the security. The expected future cash flows are determined using the remaining contractual cash flows adjusted for future credit losses. The estimate of expected future credit losses includes the following assumptions: 1) expected default rates based on current delinquency trends, foreclosure statistics of the underlying mortgages and loan documentation type; 2) expected loss severity based on the underlying loan characteristics, including loan-to-value, origination vintage and geography; and 3) expected loan prepayments and principal reduction based on current experience and existing market conditions that may impact the future rate of prepayments. The expected cash flows of the security are then discounted at the interest rate used to recognize interest income on the security to arrive at the present value amount. The following table presents a summary of the significant inputs considered for securities that were other-than-temporarily impaired as of March 31, 2011:

	March 31, 2011
	Weighted Average	Range
Default rate(1)	9%	1% - 30%
Loss severity	46%	40% -65%
Prepayment rate	7%	2% - 22%

(1)	Represents the expected default rate for the next twelve months.

The following table presents a roll-forward of the credit loss component of the amortized cost of debt securities that have noncredit loss recognized in other comprehensive income and credit loss recognized in earnings for the three months ended March 31, 2011 and 2010 (dollars in thousands):

	Three Months Ended March 31,
	2011	2010
Credit loss balance, beginning of period	$188,038	$150,372
Additions:
Initial credit impairment	7	724
Subsequent credit impairment	6,055	7,928

Credit loss balance, end of period	$194,100	$159,024

Within the securities portfolio, the highest concentration of credit risk is the non-agency CMO portfolio. The Company concluded that approximately $145.7 million of non-agency CMO securities for the three months ended March 31, 2011 were other-than-temporarily impaired as a result of deterioration in the expected credit performance of the underlying loans in those specific securities. The following table shows the components of net impairment for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2011	2010
Other-than-temporary impairment (“OTTI”)	$(4,874)	$(14,524)
Less: noncredit portion of OTTI recognized into (out of) other comprehensive income (before tax)	(1,188)	5,872

Net impairment	$(6,062)	$(8,652)

Gains on Loans and Securities, Net

The detailed components of the gains on loans and securities, net line item on the consolidated statement of income (loss) are as follows (dollars in thousands):

	Three Months Ended March 31,
	2011	2010
Gains (losses) on loans, net	$52	$(885)
Gains on securities, net
Gains on available-for-sale securities and other investments	35,821	29,588
Losses on available-for-sale securities and other investments	—	(133)
Gains on trading securities, net	596	679
Hedge ineffectiveness	(4,135)	(203)

Gains on securities, net	32,282	29,931

Gains on loans and securities, net	$32,334	$29,046

NOTE 5—LOANS, NET

Loans, net are summarized as follows (dollars in thousands):

	March 31, 2011	December 31, 2010
Loans held-for-sale	$4,835	$5,471
Loans receivable, net:
One- to four-family	7,720,638	8,170,329
Home equity	6,114,704	6,410,311
Consumer and other	1,334,668	1,443,398

Total loans receivable	15,170,010	16,024,038
Unamortized premiums, net	119,327	129,050
Allowance for loan losses	(953,606)	(1,031,169)

Total loans receivable, net	14,335,731	15,121,919

Total loans, net	$14,340,566	$15,127,390

The following table represents the breakdown of total loans receivable and allowance for loan losses by loans that have been collectively evaluated for impairment and those that have been individually evaluated for impairment (dollars in thousands):

	Carrying Amount		Allowance for Loan Losses
	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010
Loans collectively evaluated for impairment	$14,056,835	$14,987,167	$615,124	$674,202
Loans individually evaluated for impairment (TDRs)	1,113,175	1,036,871	338,482	356,967

Total loans receivable	$15,170,010	$16,024,038	$953,606	$1,031,169

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

The home equity loan portfolio is primarily second lien loans on residential real estate properties, which have a higher level of credit risk than first lien mortgage loans. The Company believes home equity loans with a CLTV of 90% or higher or a FICO score below 700 are the loans with the highest levels of credit risk in our portfolios.

The following tables show the distribution of the Company’s one-to four-family and home equity loans, which together make up the vast majority of the Company’s loan portfolio, by credit quality indicator (dollars in thousands):

	One-to Four-Family		Home Equity
Current LTV/CLTV(1)	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010
<=70%	$1,129,954	$1,380,327	$957,214	$1,084,876
70%-80%	754,135	852,906	345,900	400,029
80%-90%	988,128	1,168,293	492,052	575,924
90%-100%	1,089,049	1,161,238	646,303	727,006
>100%	3,759,372	3,607,565	3,673,235	3,622,476

Total mortgage loans receivable	$7,720,638	$8,170,329	$6,114,704	$6,410,311

Average estimated current LTV/CLTV(2)	104.2%	100.8%	111.0%	107.7%
Average LTV/CLTV at loan origination(3)	70.8%	70.6%	79.3%	79.3%

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

(2)	The average estimated current LTV ratio reflects the outstanding balance at the balance sheet date, divided by the estimated current property value.
(3)	Average LTV/CLTV at loan origination calculations are based on LTV/CLTV at time of purchase for one- to four-family purchased loans and undrawn balances for home equity loans.

	One-to Four-Family		Home Equity
Documentation Type	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010
Full documentation	$3,329,127	$3,556,480	$3,065,808	$3,201,381
Low/no documentation	4,391,511	4,613,849	3,048,896	3,208,930

Total mortgage loans receivable	$7,720,638	$8,170,329	$6,114,704	$6,410,311

	One-to Four-Family		Home Equity
Current FICO(1)	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010
>=720	$4,163,111	$4,438,443	$3,177,794	$3,101,814
719 - 700	659,778	709,635	562,382	665,741
699 - 680	577,754	566,256	453,999	550,756
679 - 660	414,783	434,775	366,498	411,709
659 - 620	635,447	633,983	504,774	512,528
<620	1,269,765	1,387,237	1,049,257	1,167,763

Total mortgage loans receivable	$7,720,638	$8,170,329	$6,114,704	$6,410,311

(1)

FICO scores are updated on a quarterly basis; however, as of March 31, 2011 and December 31, 2010, there were some loans for which the updated FICO scores were not available. The current FICO distribution as of March 31, 2011 included original FICO scores for approximately $191 million and $65 million of one- to four-family and home equity loans, respectively. The current FICO distribution as of December 31, 2010 included original FICO scores for approximately $218 million and $168 million of one- to four-family and home equity loans, respectively.

	One-to Four-Family		Home Equity
Acquisition Channel	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010
Purchased from a third party	$6,328,990	$6,687,741	$5,345,769	$5,607,236
Originated by the Company	1,391,648	1,482,588	768,935	803,075

Total mortgage loans receivable	$7,720,638	$8,170,329	$6,114,704	$6,410,311

	One-to Four-Family		Home Equity
Vintage Year	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010
2003 and prior	$280,501	$297,639	$367,915	$392,112
2004	714,673	759,307	559,207	585,729
2005	1,599,761	1,713,400	1,553,989	1,615,736
2006	2,953,935	3,108,280	2,851,331	2,999,072
2007	2,157,366	2,276,632	770,268	805,045
2008	14,402	15,071	11,994	12,617

Total mortgage loans receivable	$7,720,638	$8,170,329	$6,114,704	$6,410,311

	One-to Four-Family		Home Equity
Geographic Location	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010
California	$3,581,785	$3,773,623	$1,942,720	$2,038,325
New York	574,871	612,988	436,654	459,018
Florida	537,629	563,412	434,103	456,029
Virginia	322,471	338,132	266,771	277,993
Other states	2,703,882	2,882,174	3,034,456	3,178,946

Total mortgage loans receivable	$7,720,638	$8,170,329	$6,114,704	$6,410,311

Nonperforming Loans

The following table shows the loans receivable by delinquency category as of March 31, 2011 and December 31, 2010 (dollars in thousands):

			Nonperforming Loans
	Current	30-89 Days Delinquent	90-179 Days Delinquent	180+ Days Delinquent	Total
March 31, 2011
One- to four-family	$6,436,393	$330,037	$212,991	$741,217	$7,720,638
Home equity	5,769,701	154,748	136,430	53,825	6,114,704
Consumer and other	1,307,281	24,041	2,719	627	1,334,668

Total loans receivable	$13,513,375	$508,826	$352,140	$795,669	$15,170,010

December 31, 2010
One- to four-family	$6,770,513	$388,580	$226,052	$785,184	$8,170,329
Home equity	6,040,021	175,607	142,997	51,686	6,410,311
Consumer and other	1,412,707	25,209	4,802	680	1,443,398

Total loans receivable	$14,223,241	$589,396	$373,851	$837,550	$16,024,038

Allowance for Loan Losses

The following table provides a roll-forward by loan portfolio of the allowance for loan losses for the three months ended March 31, 2011 and December 31, 2010 (dollars in thousands):

	Three Months Ended March 31, 2011
	One-to Four- Family	Home Equity	Consumer and Other	Total
Allowance for loan losses, beginning of period	$389,594	$576,089	$65,486	$1,031,169
Provision for loan losses	17,839	90,349	7,870	116,058
Charge-offs	(54,316)	(134,115)	(17,460)	(205,891)
Recoveries	—	6,848	5,422	12,270

Charge-offs, net	(54,316)	(127,267)	(12,038)	(193,621)

Allowance for loan losses, end of period	$353,117	$539,171	$61,318	$953,606

	Three Months Ended March 31, 2010
	One-to Four- Family	Home Equity	Consumer and Other	Total
Allowance for loan losses, beginning of period	$489,887	$620,067	$72,784	$1,182,738
Provision for loan losses	46,533	207,332	14,114	267,979
Charge-offs	(102,557)	(176,718)	(23,110)	(302,385)
Recoveries	—	6,492	7,567	14,059

Charge-offs, net	(102,557)	(170,226)	(15,543)	(288,326)

Allowance for loan losses, end of period	$433,863	$657,173	$71,355	$1,162,391

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

Included in the allowance for loan losses was a specific allowance of $338.5 million and $357.0 million that was established for TDRs at March 31, 2011 and December 31, 2010, respectively. The specific allowance for these individually impaired loans represents the expected loss over the remaining life of the loan, including the economic concession to the borrower. The average recorded investment in TDR loans was $1.1 billion and $669.3 million and the interest income recognized on a cash basis on these loans was $7.4 million and $3.5 million for the three months ended March 31, 2011 and 2010, respectively. The following table shows detailed information related to the Company’s loans that have been modified in a TDR as March 31, 2011 and December 31, 2010 (dollars in thousands):

	Recorded Investment in TDRs	Specific Valuation Allowance	Net Investment in TDRs	Specific Valuation Allowance as a % of TDR Loans	Total Expected Losses
March 31, 2011
One-to four-family	$646,064	$84,990	$561,074	13%	27%
Home equity	467,111	253,492	213,619	54%	58%

Total	$1,113,175	$338,482	$774,693	30%	39%

December 31, 2010
One-to four-family	$548,542	$84,492	$464,050	15%	28%
Home equity	488,329	272,475	215,854	56%	59%

Total	$1,036,871	$356,967	$679,904	34%	42%

At March 31, 2011 and December 31, 2010, respectively, $885.6 million and $865.0 million of TDRs had an associated specific valuation allowance, and $227.6 million and $171.9 million did not have an associated specific valuation allowance as the amount of the loan balance in excess of the estimated current property value less costs to sell had been charged-off. At March 31, 2011 and December 31, 2010, the unpaid principal balance in one- to four-family TDRs was $643.2 million and $546.4 million, respectively. For home equity loans, the recorded investment in TDRs represents the unpaid principal balance.

NOTE 6—ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company enters into derivative transactions primarily to protect against interest rate risk on the value of certain assets, liabilities and future cash flows. Cash flow hedges, which include a combination of interest rate swaps and purchased options, including caps and floors, are used primarily to reduce the variability of future cash flows associated with existing variable-rate assets and liabilities and forecasted issuances of liabilities. Fair value hedges, which include interest rate swaps, forward-starting swaps and swaptions, are used to offset exposure to changes in value of certain fixed-rate assets and liabilities. The Company also recognizes certain contracts and commitments as derivatives when the characteristics of those contracts and commitments meet the definition of a derivative. Each derivative is recorded on the consolidated balance sheet at fair value as a freestanding asset or liability. The following table summarizes the fair value amounts of derivatives designated as hedging instruments reported in the consolidated balance sheet (dollars in thousands):

		Fair Value
	Notional	Asset(1)	Liability(2)	Net(3)
March 31, 2011
Interest rate contracts:
Cash flow hedges:
Purchased options	$3,670,000	$112,815	$—	$112,815
Pay-fixed rate swaps	2,525,000	13,431	(71,963)	(58,532)

Total cash flow hedges	6,195,000	126,246	(71,963)	54,283

Fair value hedges:
Pay-fixed rate swaps	1,452,431	72,816	—	72,816
Purchased swaptions	1,350,000	45,309	—	45,309
Receive-fixed rate swaps	983,950	—	(24,417)	(24,417)
Purchased forward-starting swaps	181,130	3,947	—	3,947

Total fair value hedges	3,967,511	122,072	(24,417)	97,655

Total derivatives designated as hedging instruments(4)	$10,162,511	$248,318	$(96,380)	$151,938

December 31, 2010
Interest rate contracts:
Cash flow hedges:
Purchased options	$4,230,000	$123,561	$—	$123,561
Pay-fixed rate swaps	1,925,000	15,314	(87,494)	(72,180)
Purchased forward-starting swaps	200,000	—	(581)	(581)

Total cash flow hedges	6,355,000	138,875	(88,075)	50,800

Fair value hedges:
Purchased swaptions	1,495,000	46,632	—	46,632
Pay-fixed rate swaps	1,156,561	63,404	(689)	62,715
Receive-fixed rate swaps	725,950	—	(18,099)	(18,099)

Total fair value hedges	3,377,511	110,036	(18,788)	91,248

Total derivatives designated as hedging instruments(4)	$9,732,511	$248,911	$(106,863)	$142,048

(1)	Reflected in the other assets line item on the consolidated balance sheet.
(2)	Reflected in the other liabilities line item on the consolidated balance sheet.
(3)	Represents derivative assets net of derivative liabilities for presentation purposes only.
(4)	All derivatives were designated as hedging instruments as of March 31, 2011 and December 31, 2010.

Cash Flow Hedges

The effective portion of changes in fair value of the derivative instruments that hedge cash flows is reported as a component of accumulated other comprehensive loss, net of tax in the consolidated balance sheet, for both active and discontinued hedges. Amounts are included in net operating interest income as a yield adjustment in the same period the hedged forecasted transaction affects earnings. The ineffective portion of changes in fair value of the derivative instrument, which is equal to the excess of the cumulative change in the fair value of the actual derivative over the cumulative change in the fair value of a hypothetical derivative which is created to match the exact terms of the underlying instruments being hedged, is reported in the gains on loans and securities, net line item in the consolidated statement of income (loss).

If it becomes probable that a hedged forecasted transaction will not occur, amounts included in accumulated other comprehensive loss related to the specific hedging instruments would be immediately reclassified into the gains on loans and securities, net line item in the consolidated statement of income (loss). If hedge accounting is discontinued because a derivative instrument ceases to be a highly effective hedge or if the derivative is sold, terminated or de-designated, amounts included in accumulated other comprehensive loss related to the specific hedging instrument continue to be reported in accumulated other comprehensive loss until the forecasted transaction affects earnings. Derivative instruments no longer in hedging relationships continue to be recorded at fair value with changes in fair value being reported in the gains on loans and securities, net line item in the consolidated statement of income (loss).

The future issuances of liabilities, including repurchase agreements, are largely dependent on the market demand and liquidity in the wholesale borrowings market. As of March 31, 2011, the Company believes the forecasted issuance of all debt in cash flow hedge relationships is probable. However, unexpected changes in market conditions in future periods could impact the ability to issue this debt. The Company believes the forecasted issuance of debt in the form of repurchase agreements is most susceptible to an unexpected change in market conditions.

The following table summarizes the effect of interest rate contracts designated and qualifying as hedging instruments in cash flow hedges on accumulated other comprehensive loss and on the consolidated statement of income (loss) (dollars in thousands):

	For the Three Months Ended March 31,
	2011	2010
Gains (losses) on derivatives recognized in OCI (effective portion)	$6,801	$(33,895)
Amounts reclassified from AOCI into earnings (effective portion)	$16,263	$11,388
Cash flow hedge ineffectiveness (1)	$45	$(170)

(1)	The cash flow hedge ineffectiveness is reflected in the gains on loans and securities, net line item on the statement of consolidated income (loss).

During the upcoming 12 months, the Company expects to include a pre-tax amount of approximately $13.3 million of net unrealized gains that are currently reflected in accumulated other comprehensive loss in net operating interest income as a yield adjustment in the same periods in which the related items affect earnings. The maximum length of time over which transactions are hedged is 12 years.

The following table shows the balance in accumulated other comprehensive loss attributable to active and discontinued cash flow hedges (dollars in thousands):

	March 31, 2011	December 31, 2010
Accumulated other comprehensive loss balance (net of tax) related to:
Discontinued cash flow hedges	$(261,977)	$(271,595)
Active cash flow hedges	(23,457)	(36,903)

Total cash flow hedges	$(285,434)	$(308,498)

The following table shows the balance in accumulated other comprehensive loss attributable to cash flow hedges by type of hedged item (dollars in thousands):

	March 31, 2011	December 31, 2010
Repurchase agreements	$(390,626)	$(424,509)
FHLB advances	(99,498)	(111,170)
Home equity lines of credit	33,239	42,199
Other	(574)	(628)

Total balance of cash flow hedges before tax	(457,459)	(494,108)
Tax benefit	172,025	185,610

Total balance of cash flow hedges, net of tax	$(285,434)	$(308,498)

Additionally, the Company enters into forward purchase and sale agreements, which may be considered cash flow hedges, when the terms of the commitments exactly match the terms of the securities purchased or sold. As of March 31, 2011 and December 31, 2010, there were no forward contracts accounted for as cash flow hedges.

Fair Value Hedges

Fair value hedges are accounted for by recording the fair value of the derivative instrument and the fair value of the asset or liability being hedged on the consolidated balance sheet. Changes in the fair value of the derivatives are recognized in the gains on loans and securities, net line item in the consolidated statement of income (loss). To the extent that the hedge is ineffective, the changes in the fair values will not offset and the difference, or hedge ineffectiveness, is reflected in the gains on loans and securities, net line item in the consolidated statement of income (loss).

Hedge accounting is discontinued for fair value hedges if a derivative instrument ceases to be highly effective as a hedge or if the derivative is sold, terminated or de-designated. If fair value hedge accounting is discontinued, the net gain or loss on the asset or liability being hedged at the time of de-designation is amortized to interest expense or interest income over the expected remaining life of the hedged item using the effective interest method. Changes in the fair value of the derivative instruments after de-designation of fair value hedge accounting are recorded in the gains on loans and securities, net line item in the consolidated statement of income (loss). For a discontinued fair value hedge, the previously hedged item is no longer adjusted for changes in fair value through the consolidated statement of income (loss).

The following table summarizes the effect of interest rate contracts designated and qualifying as hedging instruments in fair value hedges and related hedged items on the consolidated statement of income (loss) (dollars in thousands):

	Three Months Ended March 31,
	2011			2010
	Hedging Instrument	Hedged Item	Hedge Ineffectiveness(1)	Hedging Instrument	Hedged Item	Hedge Ineffectiveness(1)
U.S. Treasury securities and agency debentures	$11,970	$(13,391)	$(1,421)	$ 175	$(208)	$(33)
Agency mortgage-backed securities	6,238	(9,256)	(3,018)	—	—	—
FHLB advances	(4,956)	5,215	259	—	—	—
Corporate debt	—	—	—	1,158	(1,158)	—

Total gains (losses) included in earnings	$13,252	$(17,432)	$(4,180)	$1,333	$(1,366)	$(33)

(1)	Reflected in the gains on loans and securities, net line item on the consolidated statement of income (loss).

NOTE 7—DEPOSITS

Deposits are summarized as follows (dollars in thousands):

	Weighted-Average Rate		Amount
	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010
Sweep deposits (1)	0.08%	0.08%	$17,139,933	$16,139,585
Complete savings deposits	0.30%	0.30%	6,511,466	6,683,631
Other money market and savings deposits	0.24%	0.24%	1,120,289	1,092,949
Checking deposits	0.10%	0.10%	828,119	825,561
Certificates of deposit	2.86%	2.62%	317,091	407,091
Brokered certificates of deposit	4.96%	4.52%	54,732	91,480

Total deposits	0.19%	0.20%	$25,971,630	$25,240,297

(1)	A sweep product transfers brokerage customer balances to banking subsidiaries, which hold these funds as customer deposits in FDIC insured demand deposits and money market deposit accounts.

NOTE 8—SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND FHLB ADVANCES AND OTHER BORROWINGS

Total borrowings, including maturities, at March 31, 2011 and total borrowings at December 31, 2010 are shown below (dollars in thousands):

	Repurchase Agreements(1)	FHLB Advances and Other Borrowings		Total	Weighted Average Interest Rate
		FHLB Advances	Other Borrowings
Years Ending December 31,
2011	$3,932,084	$500,000	$19,402	$4,451,486	0.21%
2012	934,105	350,000	1,277	1,285,382	0.49%
2013	100,000	—	1,021	101,021	2.06%
2014	200,000	320,000	—	520,000	4.68%
2015	200,000	483,600	—	683,600	3.26%
Thereafter	500,000	650,000	427,533	1,577,533	3.57%

Subtotal	5,866,189	2,303,600	449,233	8,619,022	1.40%
Fair value hedge adjustments	—	(24,686)	—	(24,686)

Total borrowings at March 31, 2011	$5,866,189	$2,278,914	$449,233	$8,594,336	1.40%

Total borrowings at December 31, 2010	$5,888,249	$2,284,144	$447,570	$8,619,963	1.41%

(1)	The maximum amount at any month end for repurchase agreements was $5.9 billion for the three months ended March 31, 2011 and $6.5 billion for the year ended December 31, 2010.

NOTE 9—CORPORATE DEBT

The Company’s corporate debt by type is shown below (dollars in thousands):

	Face Value	Discount	Fair Value Hedge Adjustment(1)	Net
March 31, 2011
Interest-bearing notes:
Senior notes:
8% Notes, due 2011	$3,644	$—	$—	$3,644
7 3/8% Notes, due 2013	414,665	(2,247)	13,713	426,131
7 7/8% Notes, due 2015	243,177	(1,397)	8,804	250,584

Total senior notes	661,486	(3,644)	22,517	680,359
12 1/2% Springing lien notes, due 2017	930,230	(174,097)	7,021	763,154

Total interest-bearing notes	1,591,716	(177,741)	29,538	1,443,513
Non-interest-bearing debt:
0% Convertible debentures, due 2019	425,094	—	—	425,094

Total corporate debt	$2,016,810	$(177,741)	$29,538	$1,868,607

	Face Value	Discount	Fair Value Hedge Adjustment(1)	Net
December 31, 2010
Interest-bearing notes:
Senior notes:
8% Notes, due 2011	$3,644	$—	$—	$3,644
7 3/8% Notes, due 2013	414,665	(2,475)	15,117	427,307
7 7/8% Notes, due 2015	243,177	(1,471)	9,273	250,979

Total senior notes	661,486	(3,946)	24,390	681,930
12 1/2% Springing lien notes, due 2017	930,230	(177,520)	7,283	759,993

Total interest-bearing notes	1,591,716	(181,466)	31,673	1,441,923
Non-interest-bearing debt:
0% Convertible debentures, due 2019	703,958	—	—	703,958

Total corporate debt	$2,295,674	$(181,466)	$31,673	$2,145,881

(1)	The fair value hedge adjustment is related to changes in fair value of the debt while in a fair value hedge relationship.

During the three months ended March 31, 2011, $278.9 million of the Company’s convertible debentures were converted into 27.0 million shares of common stock. As of March 31, 2011, $1.3 billion of the Class A convertible debentures and $2.2 million of the Class B convertible debentures had been converted into 127.1 million shares and 0.1 million shares, respectively, of the Company’s common stock.

NOTE 10—SHAREHOLDERS’ EQUITY

The activity in shareholders’ equity during the three months ended March 31, 2011 is summarized as follows (dollars in thousands):

	Common Stock / Additional Paid-In Capital	Accumulated Deficit / Other Comprehensive Loss	Total

Beginning balance, December 31, 2010	$6,642,923	$(2,590,478)	$4,052,445
Net income	—	45,233	45,233
Conversions of convertible debentures	278,864	—	278,864
Net change from available-for-sale securities	—	(5,356)	(5,356)
Net change from cash flow hedging instruments	—	23,064	23,064
Other(1)	1,507	2,035	3,542

Ending balance, March 31, 2011	$6,923,294	$(2,525,502)	$4,397,792

(1)	Other includes employee share-based compensation accounting and changes in accumulated other comprehensive loss from foreign currency translation.

Conversions of Convertible Debentures

During the three months ended March 31, 2011, $278.9 million of the Company’s convertible debentures were converted into 27.0 million shares of common stock.

NOTE 11—EARNINGS (LOSS) PER SHARE

The following table is a reconciliation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2011	2010
Basic:
Numerator:
Net income (loss)	$45,233	$(47,837)

Denominator:
Basic weighted-average shares outstanding	230,301	192,195

Diluted:
Numerator:
Net income (loss)	$45,233	$(47,837)

Denominator:
Basic weighted-average shares outstanding	230,301	192,195
Effect of dilutive securities:
Weighted-average convertible debentures	58,697	—
Weighted-average options and restricted stock issued to employees	679	—

Diluted weighted-average shares outstanding	289,677	192,195

Per share:
Basic earnings (loss) per share	$0.20	$(0.25)

Diluted earnings (loss) per share	$0.16	$(0.25)

The Company excluded the following shares from the calculation of diluted earnings (loss) per share as the effect would have been anti-dilutive (shares in millions):

	Three Months Ended March 31,
	2011	2010
Weighted-average shares excluded as a result of the Company’s net loss:
Convertible debentures	N/A	95.9
Stock options and restricted stock awards and units	N/A	1.0
Other stock options and restricted stock awards and units	3.5	2.9

Total	3.5	99.8

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

As of March 31, 2011, all of the Company’s broker-dealer subsidiaries met minimum net capital requirements. Total required net capital was $0.1 billion at March 31, 2011. In addition, the Company’s broker-dealer subsidiaries had excess net capital of $0.7 billion at March 31, 2011.

The table below summarizes the minimum excess capital requirements for the Company’s broker-dealer subsidiaries (dollars in thousands):

	March 31, 2011
	Required Net Capital	Net Capital	Excess Net Capital
E*TRADE Clearing LLC(1)	$122,371	$548,144	$425,773
E*TRADE Securities LLC(1)	250	184,509	184,259
E*TRADE Capital Markets, LLC(2)	1,000	38,599	37,599
International broker-dealers	9,705	34,370	24,665

Total	$133,326	$805,622	$672,296

(1)	Elected to use the Alternative method to compute net capital.
(2)	Elected to use the Aggregate Indebtedness method to compute net capital.

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

Quantitative measures established by regulation to ensure capital adequacy require E*TRADE Bank to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets and Tier I capital to adjusted total assets. As shown in the table below, at both March 31, 2011 and December 31, 2010, the OTS categorized E*TRADE Bank as “well capitalized” under the regulatory framework for prompt corrective action. However, events beyond management’s control, such as a continued deterioration in residential real estate and credit markets, could adversely affect future earnings and E*TRADE Bank’s ability to meet its future capital requirements.

E*TRADE Bank’s actual and required capital amounts and ratios are presented in the table below (dollars in thousands):

	Actual		Minimum Required to be Well Capitalized Under Prompt Corrective Action Provisions				Excess Capital
	Amount	Ratio	Amount		Ratio
March 31, 2011:
Total capital to risk-weighted assets	$3,514,210	15.56%	>$	2,259,197	>	10.0%	$1,255,013
Tier I capital to risk-weighted assets	$3,227,703	14.29%	>$	1,355,518	>	6.0%	$1,872,185
Tier I capital to adjusted total assets	$3,251,727	7.54%	>$	2,157,586	>	5.0%	$1,094,141
December 31, 2010:
Total capital to risk-weighted assets	$3,308,991	15.02%	>$	2,203,369	>	10.0%	$1,105,622
Tier I capital to risk-weighted assets	$3,028,647	13.75%	>$	1,322,021	>	6.0%	$1,706,626
Tier I capital to adjusted total assets	$3,052,012	7.30%	>$	2,091,530	>	5.0%	$960,482

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

Following the trial court’s filing of entry of judgment in favor of the Company on September 5, 2008, Ajaxo filed post-trial motions for vacating this entry of judgment and requesting a new trial. By order dated November 4, 2008, the trial court denied these motions. On December 2, 2008, Ajaxo filed a notice of appeal with the Court of Appeal of the State of California for the Sixth District. Oral argument on the appeal was heard on July 15, 2010. On August 30, 2010, the Court of Appeal affirmed the trial court’s verdict in part and reversed the verdict in part, remanding the case. E*TRADE petitioned the Supreme Court of California for review of the Court of Appeal decision. On December 16, 2010, the California Supreme Court denied the Company’s petition for review and remanded for further proceedings to the trial court. A motion to re-open discovery is under submission at the trial court. The Company will continue to defend itself vigorously.

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

Three similar derivative actions, based on the same facts and circumstances as the federal derivative actions, but alleging exclusively state causes of action, were filed in the Supreme Court of the State of New York, New York County and were ordered consolidated in that court. In these state derivative actions, plaintiffs Frank Fosbre, Brian Kallinen and Alexander Guiseppone filed a consolidated amended complaint on March 23, 2009. Plaintiffs in the foregoing actions sought unspecified monetary damages against the Individual Defendants in favor of the Company, plus an injunction compelling changes to the Company’s corporate governance policies. As a result of the decision denying the motion to dismiss in the Freudenberg consolidated actions discussed above, the stay in this action was lifted and defendants moved to dismiss the amended complaint on July 12, 2010. Briefing on the motion to dismiss concluded on October 25, 2010. The motion was scheduled for oral argument on February 7, 2011, but instead, the plaintiffs withdrew their claims by filing a Stipulation of Dismissal, which was so approved by the Court on February 4, 2011.

On April 2, 2008, a class action complaint alleging violations of the federal securities laws was filed by John W. Oughtred on his own behalf and on behalf of all others similarly situated in the United States District Court for the Southern District of New York against the Company. Plaintiff contends, among other things, that the Company committed various sales practice violations in the sale of certain auction rate securities to investors between April 2, 2003, and February 13, 2008 by allegedly misrepresenting that these securities were highly liquid and safe investments for short term investing. On December 18, 2008, plaintiffs filed their first amended class action complaint. Defendants filed their pending motion to dismiss plaintiffs’ amended complaint on February 5, 2009, and briefing on defendants’ motion to dismiss was completed on April 15, 2009. Plaintiffs seek to recover damages in an amount to be proven at trial, or, in the alternative, rescission of auction rate securities purchases, plus interest and attorney’s fees and costs. On March 18, 2010, the District Court dismissed the complaint without prejudice. On April 22, 2010, Plaintiffs amended their complaint. The Company has moved to dismiss the amended complaint. By an Order dated March 31, 2011, the Court granted E*TRADE’s motion and dismissed the action with prejudice. On May 2, 2011, Plaintiffs filed a Notice of Appeal.

On February 3, 2010, a class action complaint was filed in the United States District Court for the Northern District of California against E*TRADE Securities LLC by Joseph Roling on his own behalf and on behalf of all others similarly situated. The lead plaintiff alleges that E*TRADE Securities LLC unlawfully charged and collected certain account activity fees from its customers. Claimant, on behalf of himself and the putative class, asserts breach of contract, unjust enrichment and violation of California Civil Code Section 1671 and seeks equitable and injunctive relief for alleged illegal, unfair and fraudulent practices under California’s Unfair Competition Law, California Business and Professional Code Section 17200 et seq. The plaintiff seeks, among other things, certification of the class action on behalf of alleged similarly situated plaintiffs, unspecified damages and restitution of amounts allegedly wrongfully collected by E*TRADE Securities LLC, attorneys fees and expenses and injunctive relief. The Company moved to transfer venue on the case to the Southern District of New York; that motion was denied. The Court granted E*TRADE’s motion to dismiss in part and denied the motion to dismiss in part. The Court bifurcated discovery to permit initial discovery on individual claims and class certification. Discovery on the merits will not commence until a class could be certified; the Court has set a date in 2012 for conclusion of discovery. The Company intends to vigorously defend itself against the claims raised in this action.

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

Beginning in approximately August 2008, representatives of various states attorneys general and FINRA initiated inquiries regarding the purchase of auction rate securities by E*TRADE Securities LLC’s customers. On February 9, 2011, E*TRADE Securities LLC received a “Wells Notice” from FINRA Staff stating that they have made a preliminary determination to recommend that disciplinary action be brought against E*TRADE Securities LLC for alleged violations of certain FINRA rules in connection with the purchases of auction rate securities by customers of E*TRADE Securities LLC. E*TRADE Securities LLC is cooperating with these inquiries and has submitted a Wells response to FINRA setting forth the bases for E*TRADE Securities’ belief that disciplinary action is not warranted. As of March 31, 2011, the total amount of auction rate securities held by all E*TRADE Securities LLC customers was approximately $125.7 million.

On January 19, 2010, the North Carolina Securities Division filed an administrative petition before the North Carolina Secretary of State against E*TRADE Securities LLC seeking to revoke the North Carolina securities dealer registration of E*TRADE Securities LLC or, alternatively, to suspend that registration until all North Carolina residents are made whole for their investments in auction rate securities purchased through E*TRADE Securities LLC. On March 8, 2011, E*TRADE Securities LLC, without admitting or denying the underlying allegations, findings or conclusions, resolved the North Carolina administrative action by entering into a consent order (“North Carolina Order”) pursuant to which E*TRADE Securities LLC agreed to pay a $25,000 civil penalty and to reimburse the North Carolina Securities Division’s investigative costs of $400,000. E*TRADE Securities LLC also agreed to various undertakings set forth in the North Carolina Order, including additional internal training on fixed income products and the retention of an independent consultant to review E*TRADE Securities LLC’s policies and procedures related to the approval and sale of fixed income products. As of March 31, 2011, no existing North Carolina customers held any auction rate securities.

On July 21, 2010, the Colorado Division of Securities filed an administrative complaint in the Colorado Office of Administrative Courts against E*TRADE Securities LLC based upon purchases of auction rate securities through E*TRADE Securities LLC by Colorado residents. The complaint seeks to revoke, suspend, or otherwise impose conditions upon the Colorado broker-dealer license of E*TRADE Securities LLC. E*TRADE Securities LLC is defending that action. As of March 31, 2011, the total amount of auction rate securities held by Colorado customers was approximately $3.5 million.

On August 24, 2010, the South Carolina Securities Division filed an administrative complaint before the Securities Commissioner of South Carolina against E*TRADE Securities LLC based upon purchases of auction rate securities through E*TRADE Securities LLC by South Carolina residents. The complaint sought to suspend the South Carolina broker-dealer license of E*TRADE Securities LLC until South Carolina customers who purchased auction rate securities through E*TRADE Securities LLC and who wished to liquidate those positions were able to do so, and sought a fine not to exceed $10,000 for each potential violation of South Carolina statutes or rules. On March 25, 2011, E*TRADE Securities LLC, without admitting or denying the underlying allegations, findings or conclusions, resolved the South Carolina administrative action by entering into a consent order (“South Carolina Order”), pursuant to which E*TRADE Securities LLC agreed to pay a $10,000 civil penalty and to reimburse the South Carolina Securities Division’s investigative costs of $2,500. As of March 31, 2011, no existing South Carolina customers held any auction rate securities.

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

Loans

The Company provides access to real estate loans for its customers through a third party company. This lending product is being offered as a convenience to the Company’s customers and is not one of its primary product offerings. The Company structured this arrangement to minimize the assumption of any of the typical risks commonly associated with mortgage lending. The third party company providing this product performs all processing and underwriting of these loans. Shortly after closing, the third party company purchases the loans from the Company and is responsible for the credit risk associated with these loans. The Company had $17.2 million in commitments to originate loans, $4.8 million in commitments to sell loans and no commitments to purchase loans at March 31, 2011.

Securities, Unused Lines of Credit and Certificates of Deposit

At March 31, 2011, the Company had commitments to purchase $0.2 billion in securities and $0.2 billion in commitments to sell securities. In addition, the Company had approximately $0.2 billion of certificates of deposit scheduled to mature in less than one year and $0.9 billion of unfunded commitments to extend credit.

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

During the 30-year period prior to the redemption of the trust preferred securities, ETBH guarantees the accrued and unpaid distributions on these securities, as well as the redemption price of the securities and certain costs that may be incurred in liquidating, terminating or dissolving the trusts (all of which would otherwise be payable by the trusts). At March 31, 2011, management estimated that the maximum potential liability under this arrangement is equal to approximately $436.6 million or the total face value of these securities plus dividends, which may be unpaid at the termination of the trust arrangement.

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

The Company does not allocate costs associated with certain functions that are centrally managed to its operating segments. These costs are separately reported in a corporate/other category, along with technology related costs incurred to support centrally-managed functions; restructuring and other exit activities; and corporate debt and corporate investments. Balance sheet management pays the trading and investing segment for the use of its deposits via a deposit transfer pricing arrangement, which is eliminated in consolidation. The deposit transfer pricing arrangement is based on matching deposit balances with similar interest rate sensitivities and maturities.

The Company evaluates the performance of its segments based on the segment’s income (loss) before income taxes. Financial information for the Company’s reportable segments is presented in the following tables (dollars in thousands):

	Three Months Ended March 31, 2011
	Trading and Investing	Balance Sheet Management	Corporate/ Other	Total
Net operating interest income	$188,852	$120,844	$6	$309,702
Total non-interest income	198,205	28,788	—	226,993

Total net revenue	387,057	149,632	6	536,695
Provision for loan losses	—	116,058	—	116,058
Total operating expense	202,614	53,465	41,935	298,014

Income (loss) before other income (expense) and income taxes	184,443	(19,891)	(41,929)	122,623
Total other income (expense)	—	—	(43,659)	(43,659)

Income (loss) before income taxes	$184,443	$(19,891)	$(85,588)	78,964

Income tax expense				33,731

Net income				$45,233

	Three Months Ended March 31, 2010
	Trading and Investing	Balance Sheet Management	Corporate/ Other	Total
Net operating interest income	$193,641	$126,748	$8	$320,397
Total non-interest income	192,120	23,982	4	216,106

Total net revenue	385,761	150,730	12	536,503
Provision for loan losses	—	267,979	—	267,979
Total operating expense	200,014	51,702	43,620	295,336

Income (loss) before other income (expense) and income taxes	185,747	(168,951)	(43,608)	(26,812)
Total other income (expense)	—	—	(39,117)	(39,117)

Income (loss) before income taxes	$185,747	$(168,951)	$(82,725)	(65,929)

Income tax benefit				(18,092)

Net loss				$(47,837)

Segment Assets

	Trading and Investing	Balance Sheet Management	Corporate/ Other	Total
As of March 31, 2011	$9,525,951	$36,890,504	$1,180,088	$47,596,543
As of December 31, 2010	$9,049,333	$36,118,175	$1,205,493	$46,373,001

NOTE 15—SUBSEQUENT EVENT

On April 29, 2011, Citadel sold 27.5 million shares of the Company’s common stock through a secondary offering. As part of and following the offering, Citadel converted $314.1 million in convertible debentures into 30.4 million shares of common stock. A total of $325.1 million in convertible debentures were converted into 31.4 million shares of common stock during the period April 1, 2011 through May 2, 2011. As of May 2, 2011, the Company believes Citadel owned approximately 9.8% of its outstanding common stock and none of its non-interest-bearing convertible debentures.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (“Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this periodic report, have concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

(b)	Our Chief Executive Officer and our Chief Financial Officer have evaluated the changes to the Company’s internal control over financial reporting that occurred during our last fiscal quarter ended March 31, 2011, as required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15, and have concluded that there were no such changes that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On October 27, 2000, Ajaxo, Inc. (“Ajaxo”) filed a complaint in the Superior Court for the State of California, County of Santa Clara. Ajaxo sought damages and certain non-monetary relief for the Company’s alleged breach of a non-disclosure agreement with Ajaxo pertaining to certain wireless technology that Ajaxo offered the Company as well as damages and other relief against the Company for their alleged misappropriation of Ajaxo’s trade secrets. Following a jury trial, a judgment was entered in 2003 in favor of Ajaxo against the Company for $1.3 million for breach of the Ajaxo non-disclosure agreement. Although the jury found in favor of Ajaxo on its claim against the Company for misappropriation of trade secrets, the trial court subsequently denied Ajaxo’s requests for additional damages and relief. On December 21, 2005, the California Court of Appeal affirmed the above-described award against the Company for breach of the nondisclosure agreement but remanded the case to the trial court for the limited purpose of determining what, if any, additional damages Ajaxo may be entitled to as a result of the jury’s previous finding in favor of Ajaxo on its claim against the Company for misappropriation of trade secrets. Although the Company paid Ajaxo the full amount due on the above-described judgment, the case was remanded back to the trial court, and on May 30, 2008, a jury returned a verdict in favor of the Company denying all claims raised and demands for damages against the Company. Following the trial court’s filing of entry of judgment in favor of the Company on September 5, 2008, Ajaxo filed post-trial motions for vacating this entry of judgment and requesting a new trial. By order dated November 4, 2008, the trial court denied these motions. On December 2, 2008, Ajaxo filed a notice of appeal with the Court of Appeal of the State of California for the Sixth District. Oral argument on the appeal was heard on July 15, 2010. On August 30, 2010, the Court of Appeal affirmed the trial court’s verdict in part and reversed the verdict in part, remanding the case. E*TRADE petitioned the Supreme Court of California for review of the Court of Appeal decision. On December 16, 2010, the California Supreme Court denied the Company’s petition for review and remanded for further proceedings to the trial court. A motion to re-open discovery is under submission at the trial court. The Company will continue to defend itself vigorously.

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

Three similar derivative actions, based on the same facts and circumstances as the federal derivative actions, but alleging exclusively state causes of action, were filed in the Supreme Court of the State of New York, New York County and were ordered consolidated in that court. In these state derivative actions, plaintiffs Frank Fosbre, Brian Kallinen and Alexander Guiseppone filed a consolidated amended complaint on March 23, 2009. Plaintiffs in the foregoing actions sought unspecified monetary damages against the Individual Defendants in favor of the Company, plus an injunction compelling changes to the Company’s corporate governance policies. As a result of the decision denying the motion to dismiss in the Freudenberg consolidated actions discussed above, the stay in this action was lifted and defendants moved to dismiss the amended complaint on July 12, 2010. Briefing on the motion to dismiss concluded on October 25, 2010. The motion was scheduled for oral argument on February 7, 2011, but instead, the plaintiffs withdrew their claims by filing a Stipulation of Dismissal, which was so approved by the Court on February 4, 2011.

On April 2, 2008, a class action complaint alleging violations of the federal securities laws was filed by John W. Oughtred on his own behalf and on behalf of all others similarly situated in the United States District

Court for the Southern District of New York against the Company. Plaintiff contends, among other things, that the Company committed various sales practice violations in the sale of certain auction rate securities to investors between April 2, 2003, and February 13, 2008 by allegedly misrepresenting that these securities were highly liquid and safe investments for short term investing. On December 18, 2008, plaintiffs filed their first amended class action complaint. Defendants filed their pending motion to dismiss plaintiffs’ amended complaint on February 5, 2009, and briefing on defendants’ motion to dismiss was completed on April 15, 2009. Plaintiffs seek to recover damages in an amount to be proven at trial, or, in the alternative, rescission of auction rate securities purchases, plus interest and attorney’s fees and costs. On March 18, 2010, the District Court dismissed the complaint without prejudice. On April 22, 2010, Plaintiffs amended their complaint. The Company has moved to dismiss the amended complaint. By an Order dated March 31, 2011, the Court granted E*TRADE’s motion and dismissed the action with prejudice. On May 2, 2011, Plaintiffs filed a Notice of Appeal.

Beginning in approximately August 2008, representatives of various states attorneys general and FINRA initiated inquiries regarding the purchase of auction rate securities by E*TRADE Securities LLC’s customers. On February 9, 2011, E*TRADE Securities LLC received a “Wells Notice” from FINRA Staff stating that they have made a preliminary determination to recommend that disciplinary action be brought against E*TRADE Securities LLC for alleged violations of certain FINRA rules in connection with the purchases of auction rate securities by customers of E*TRADE Securities LLC. E*TRADE Securities LLC is cooperating with these inquiries and has submitted a Wells response to FINRA setting forth the bases for E*TRADE Securities’ belief that disciplinary action is not warranted. As of March 31, 2011, the total amount of auction rate securities held by all E*TRADE Securities LLC customers was approximately $125.7 million.

On January 19, 2010, the North Carolina Securities Division filed an administrative petition before the North Carolina Secretary of State against E*TRADE Securities LLC seeking to revoke the North Carolina securities dealer registration of E*TRADE Securities LLC or, alternatively, to suspend that registration until all North Carolina residents are made whole for their investments in auction rate securities purchased through E*TRADE Securities LLC. On March 8, 2011, E*TRADE Securities LLC, without admitting or denying the underlying allegations, findings or conclusions, resolved the North Carolina administrative action by entering into a consent order (“North Carolina Order”) pursuant to which E*TRADE Securities LLC agreed to pay a $25,000 civil penalty and to reimburse the North Carolina Securities Division’s investigative costs of $400,000. E*TRADE Securities LLC also agreed to various undertakings set forth in the North Carolina Order, including additional internal training on fixed income products and the retention of an independent consultant to review E*TRADE Securities LLC’s policies and procedures related to the approval and sale of fixed income products. As of March 31, 2011, no existing North Carolina customers held any auction rate securities.

On February 3, 2010, a class action complaint was filed in the United States District Court for the Northern District of California against E*TRADE Securities LLC by Joseph Roling on his own behalf and on behalf of all others similarly situated. The lead plaintiff alleges that E*TRADE Securities LLC unlawfully charged and collected certain account activity fees from its customers. Claimant, on behalf of himself and the putative class, asserts breach of contract, unjust enrichment and violation of California Civil Code Section 1671 and seeks equitable and injunctive relief for alleged illegal, unfair and fraudulent practices under California’s Unfair Competition Law, California Business and Professional Code Section 17200 et seq. The plaintiff seeks, among other things, certification of the class action on behalf of alleged similarly situated plaintiffs, unspecified damages and restitution of amounts allegedly wrongfully collected by E*TRADE Securities LLC, attorneys fees and expenses and injunctive relief. The Company moved to transfer venue on the case to the Southern District of New York; that motion was denied. The Court granted E*TRADE’s motion to dismiss in part and denied the motion to dismiss in part. The Court bifurcated discovery to permit initial discovery on individual claims and class certification. Discovery on the merits will not commence until a class could be certified; the Court has set a date in 2012 for conclusion of discovery. The Company intends to vigorously defend itself against the claims raised in this action.

On July 21, 2010, the Colorado Division of Securities filed an administrative complaint in the Colorado Office of Administrative Courts against E*TRADE Securities LLC based upon purchases of auction rate securities through E*TRADE Securities LLC by Colorado residents. The complaint seeks to revoke, suspend, or otherwise impose conditions upon the Colorado broker-dealer license of E*TRADE Securities LLC. E*TRADE Securities LLC is defending that action. As of March 31, 2011, the total amount of auction rate securities held by Colorado customers was approximately $3.5 million.

On August 24, 2010, the South Carolina Securities Division filed an administrative complaint before the Securities Commissioner of South Carolina against E*TRADE Securities LLC based upon purchases of auction rate securities through E*TRADE Securities LLC by South Carolina residents. The complaint sought to suspend the South Carolina broker-dealer license of E*TRADE Securities LLC until South Carolina customers who purchased auction rate securities through E*TRADE Securities LLC and who wished to liquidate those positions were able to do so, and sought a fine not to exceed $10,000 for each potential violation of South Carolina statutes or rules. On March 25, 2011, E*TRADE Securities LLC, without admitting or denying the underlying allegations, findings or conclusions, resolved the South Carolina administrative action by entering into a consent order (“South Carolina Order”), pursuant to which E*TRADE Securities LLC agreed to pay a $10,000 civil penalty and to reimburse the South Carolina Securities Division’s investigative costs of $2,500. As of March 31, 2011, no existing South Carolina customers held any auction rate securities.

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

ITEM 1A.	RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description

*31.1	Certification—Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification—Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification—Section 906 of the Sarbanes-Oxley Act of 2002

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 4, 2011

E*TRADE Financial Corporation (Registrant)

By	/S/ STEVEN J. FREIBERG
Steven J. Freiberg Chief Executive Officer (Principal Executive Officer)

By	/S/ MATTHEW J. AUDETTE
Matthew J. Audette Chief Financial Officer (Principal Financial and Accounting Officer)