Form 10-Q
period 2011-06-30
E TRADE FINANCIAL CORP
filed 2011-08-04
CIK 1015780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

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

As of August 1, 2011, there were 285,213,819 shares of common stock outstanding.

E*TRADE FINANCIAL CORPORATION

FORM 10-Q QUARTERLY REPORT

For the Quarter Ended June 30, 2011

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

Management monitors a number of metrics in evaluating the Company’s performance. The most significant of these are shown in the table and discussed in the text below:

	As of or For the			As of or For the
	Three Months Ended June 30,		Variance	Six Months Ended June 30,		Variance
	2011	2010	2011 vs. 2010	2011	2010	2011 vs. 2010
Customer Activity Metrics:
Daily average revenue trades (“DARTs”)	147,908	170,283	(13)%	162,476	162,916	(0)%
Average commission per trade	$11.14	$11.05	1%	$11.24	$11.21	0%
Margin receivables (dollars in billions)	$5.7	$4.8	19%	$5.7	$4.8	19%
End of period brokerage accounts	2,759,773	2,649,500	4%	2,759,773	2,649,500	4%
Net new brokerage accounts	24,950	17,523	*	75,462	19,421	*
Customer assets (dollars in billions)	$185.6	$143.8	29%	$185.6	$143.8	29%
Net new brokerage assets (dollars in billions)	$1.5	$2.1	*	$5.4	$4.3	*
Brokerage related cash (dollars in billions)	$26.3	$20.7	27%	$26.3	$20.7	27%

Company Financial Metrics:
Corporate cash (dollars in millions)	$423.7	$481.1	(12)%	$423.7	$481.1	(12)%
E*TRADE Bank excess risk-based capital (dollars in millions)	$1,390.0	$1,008.4	38%	$1,390.0	$1,008.4	38%
Special mention loan delinquencies (dollars in millions)	$461.3	$660.3	(30)%	$461.3	$660.3	(30)%
Allowance for loan losses (dollars in millions)	$878.6	$1,102.9	(20)%	$878.6	$1,102.9	(20)%
Enterprise net interest spread	2.89%	2.89%	0.00%	2.87%	2.93%	(0.06)%
Enterprise interest-earning assets (average in billions)	$42.9	$41.0	5%	$42.8	$41.7	3%

*	Percentage not meaningful.

Customer Activity Metrics

•	DARTs are the predominant driver of commissions revenue from our customers.

•	Average commission per trade is an indicator of changes in our customer mix, product mix and/or product pricing.

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

•

Allowance for loan losses is an estimate of the losses inherent in our loan portfolio as of the balance sheet date and is typically equal to management’s forecast of loan losses over the next twelve months as well as the estimated losses, including economic concessions to borrowers, over the estimated remaining life of loans modified in troubled debt restructurings. The general allowance for loan losses also includes a specific qualitative component to account for a variety of economic and operational factors that are not directly considered in the quantitative loss model, including the current level of unemployment and the limited historical charge-off and loss experience on modified loans, but are factors we believe may impact our level of credit losses.

•	Enterprise interest-earning assets, in conjunction with our enterprise net interest spread, are indicators of our ability to generate net operating interest income.

Significant Events in the Second Quarter of 2011

Enhancements to Our Trading and Investing Products and Services

•

We continued to grow our sales force in the second quarter, increasing our financial consultant team by 30% in the first half of the year, as we continued to focus on engagement with long-term and retirement investors, as well as corporate clients;

•	We introduced weekly options, expanded fixed income news and research offerings in the Bond Resource Center, and expanded the availability of personalization tools;

•

We provided E*TRADE Securities’ customers with access to the AIG public offering, advocating for retail investors to have access to initial public offerings and other offerings typically limited to institutional investors; and

•

We expanded our corporate services client base with more than 30 new client contracts and continued to execute our strategy to service both private and public companies as a foundation for future retail brokerage account growth.

Issuance and Extinguishment of Senior Notes

•

During the quarter, we issued an aggregate principal amount of $435 million in senior notes due May 2016 (“6 3/4% Notes”), and used the proceeds to redeem all of the outstanding 7 3/8% Notes due September 2013, approximately $415 million in aggregate principal amount, including paying the associated redemption premium, accrued interest and related fees and expenses.

Conversions of Convertible Debentures

•

On April 29, 2011, Citadel sold 27.5 million shares of the Company’s common stock through a secondary offering. As part of and following the offering, Citadel converted $314.1 million in convertible debentures into 30.4 million shares of common stock. A total of $325.1 million in convertible debentures were converted into 31.4 million shares of common stock during the quarter.

EARNINGS OVERVIEW

We generated net income of $47.1 million and $92.4 million, or $0.16 and $0.32 per share for the three and six months ended June 30, 2011, respectively. We reported total net revenue of $517.6 million and $1.1 billion for the three and six months ended June 30, 2011, respectively and provision for loan losses declined 38% and 49% to $103.1 million and $219.2 million, for the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010.

Commissions, fees and service charges, principal transactions and other revenue decreased 11% to $174.1 million and 4% to $374.8 million for the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010, which was driven primarily by a decline in trading activity during the comparable periods.

Total operating expenses increased 6% to $290.9 million and 3% to $588.9 million for the three and six months ended June 30, 2011, respectively, when compared to the same periods in 2010. This increase was driven primarily by an increase in advertising and market development expense and FDIC insurance premiums during the three and six months ended June 30, 2011.

The following sections describe in detail the changes in key operating factors and other changes and events that have affected net revenue, provision for loan losses, operating expense, other income (expense) and income tax expense (benefit).

Revenue

The components of revenue and the resulting variances are as follows (dollars in millions):

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
			2011 vs. 2010				2011 vs. 2010
	2011	2010	Amount	%	2011	2010	Amount	%
Net operating interest income	$315.4	$302.0	$13.4	4%	$625.1	$622.4	$2.7	0%
Commissions	103.8	119.6	(15.8)	(13)%	228.3	232.8	(4.5)	(2)%
Fees and service charges	36.6	35.2	1.4	4%	73.9	77.4	(3.5)	(5)%
Principal transactions	23.8	28.7	(4.9)	(17)%	53.3	54.9	(1.6)	(3)%
Gains on loans and securities, net	31.0	48.9	(17.9)	(37)%	63.3	78.0	(14.7)	(19)%
Net impairment	(2.9)	(12.2)	9.3	(76)%	(8.9)	(20.8)	11.9	(57)%
Other revenues	9.9	11.8	(1.9)	(16)%	19.3	25.8	(6.5)	(25)%

Total non-interest income	202.2	232.0	(29.8)	(13)%	429.2	448.1	(18.9)	(4)%

Total net revenue	$517.6	$534.0	$(16.4)	(3)%	$1,054.3	$1,070.5	$(16.2)	(2)%

Total net revenue decreased 3% to $517.6 million and 2% to $1.1 billion for the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010. This was driven primarily by lower gains on loans and securities, net and commissions, which were partially offset by an increase in net operating interest income and a decrease in net impairment.

Net Operating Interest Income

Net operating interest income increased 4% to $315.4 million and increased slightly to $625.1 million for the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010. Net operating interest income is earned primarily through investing customer cash and deposits in interest-earning assets, which include: margin receivables, real estate loans, available-for-sale securities and held-to-maturity securities.

The following table presents enterprise average balance sheet data and enterprise income and expense data for our operations, as well as the related net interest spread, yields and rates and has been prepared on the basis required by the SEC’s Industry Guide 3, “Statistical Disclosure by Bank Holding Companies” (dollars in millions):

	Three Months Ended June 30,
	2011			2010
	Average Balance	Operating Interest Inc./Exp.	Average Yield/ Cost	Average Balance	Operating Interest Inc./Exp.	Average Yield/ Cost
Enterprise interest-earning assets:
Loans(1)	$15,030.0	$181.0	4.82%	$18,844.0	$225.3	4.78%
Margin receivables	5,732.5	58.7	4.11%	4,479.4	50.0	4.47%
Available-for-sale securities	15,428.2	107.0	2.78%	12,551.7	94.2	3.00%
Held-to-maturity securities	3,950.3	32.9	3.34%	135.1	1.3	3.74%
Cash and equivalents	1,489.2	0.8	0.20%	3,390.4	1.9	0.23%
Segregated cash and investments	638.6	0.2	0.09%	927.3	0.6	0.24%
Securities borrowed and other	639.2	12.5	7.84%	662.4	6.6	4.00%

Total enterprise interest-earning assets	42,908.0	393.1	3.67%	40,990.3	379.9	3.71%

Non-operating interest-earning and non-interest earning assets(2)	4,290.5			4,273.5

Total assets	$47,198.5			$45,263.8

Enterprise interest-bearing liabilities:
Retail deposits	$26,042.5	11.1	0.17%	$24,118.0	14.7	0.24%
Brokered certificates of deposit	49.0	0.7	5.64%	116.1	1.5	5.18%
Customer payables	5,489.3	2.1	0.16%	4,660.2	1.7	0.14%
Securities sold under agreements to repurchase	5,369.1	38.0	2.80%	6,332.6	30.7	1.92%
Federal Home Loan Bank (“FHLB”) advances and other borrowings	2,745.2	26.9	3.89%	2,747.2	30.8	4.43%
Securities loaned and other	655.2	0.4	0.24%	599.5	0.4	0.28%

Total enterprise interest-bearing liabilities	40,350.3	79.2	0.78%	38,573.6	79.8	0.82%

Non-operating interest-bearing and non-interest bearing liabilities(3)	2,208.5			2,704.2

Total liabilities	42,558.8			41,277.8
Total shareholders’ equity	4,639.7			3,986.0

Total liabilities and shareholders’ equity	$47,198.5			$45,263.8

Excess of enterprise interest-earning assets over enterprise interest-bearing liabilities/Enterprise net interest income/Spread	$2,557.7	$313.9	2.89%	$2,416.7	$300.1	2.89%

Enterprise net interest margin (net yield on enterprise interest-earning assets)			2.93%			2.93%
Ratio of enterprise interest-earning assets to enterprise interest-bearing liabilities			106.34%			106.27%
Return on average:
Total assets			0.40%			0.31%
Total shareholders’ equity			4.06%			3.52%
Average equity to average total assets			9.83%			8.81%

Reconciliation from enterprise net interest income to net operating interest income (dollars in millions):

	Three Months Ended June 30,
	2011	2010
Enterprise net interest income	$313.9	$300.1
Taxable equivalent interest adjustment	(0.3)	(0.3)
Customer cash held by third parties and other(4)	1.8	2.2

Net operating interest income	$315.4	$302.0

(1)	Nonaccrual loans are included in the respective average loan balances. Income on such nonaccrual loans is recognized on a cash basis.
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

(4)

Includes interest earned on average customer assets of $3.7 billion and $3.1 billion for the three months ended June 30, 2011 and 2010, respectively, held by parties outside the Company, including third party money market funds and sweep deposit accounts at unaffiliated financial institutions.

	Six Months Ended June 30,
	2011			2010
	Average Balance	Operating Interest Inc./Exp.	Average Yield/ Cost	Average Balance	Operating Interest Inc./Exp.	Average Yield/ Cost
Enterprise interest-earning assets:
Loans(1)	$15,425.2	$367.3	4.76%	$19,383.3	$466.9	4.82%
Margin receivables	5,588.7	115.0	4.15%	4,247.9	94.7	4.49%
Available-for-sale securities	15,589.6	218.2	2.80%	13,132.9	203.8	3.10%
Held-to-maturity securities	3,238.4	53.7	3.32%	67.9	1.3	3.71%
Cash and equivalents	1,659.7	1.7	0.20%	2,913.5	3.3	0.23%
Segregated cash and investments	682.7	0.4	0.11%	1,254.6	1.5	0.24%
Securities borrowed and other	641.5	22.3	7.00%	674.2	13.7	4.09%

Total enterprise interest-earning assets	42,825.8	778.6	3.64%	41,674.3	785.2	3.77%

Non-operating interest-earning and non-interest earning assets(2)	4,381.0			4,260.7

Total assets	$47,206.8			$45,935.0

Enterprise interest-bearing liabilities:
Retail deposits	$25,805.1	22.4	0.17%	$24,467.8	33.1	0.27%
Brokered certificates of deposit	59.6	1.6	5.45%	118.0	3.0	5.11%
Customer payables	5,404.6	4.0	0.15%	4,917.3	3.6	0.15%
Securities sold under agreements to repurchase	5,625.6	76.0	2.69%	6,352.2	65.5	2.05%
Federal Home Loan Bank (“FHLB”) advances and other borrowings	2,748.7	52.2	3.78%	2,754.2	60.2	4.35%
Securities loaned and other	670.0	0.7	0.22%	609.4	0.9	0.30%

Total enterprise interest-bearing liabilities	40,313.6	156.9	0.77%	39,218.9	166.3	0.84%

Non-operating interest-bearing and non-interest bearing liabilities(3)	2,497.3			2,819.3

Total liabilities	42,810.9			42,038.2
Total shareholders’ equity	4,395.9			3,896.8

Total liabilities and shareholders’ equity	$47,206.8			$45,935.0

Excess of enterprise interest-earning assets over enterprise interest-bearing liabilities/Enterprise net interest income/Spread	$2,512.2	$621.7	2.87%	$2,455.4	$618.9	2.93%

Enterprise net interest margin (net yield on enterprise interest-earning assets)			2.90%			2.97%
Ratio of enterprise interest-earning assets to enterprise interest-bearing liabilities			106.23%			106.26%
Return on average:
Total assets			0.39%			(0.06)%
Total shareholders’ equity			4.20%			(0.65)%
Average equity to average total assets			9.31%			8.48%

Reconciliation from enterprise net interest income to net operating interest income (dollars in millions):

	Six Months Ended June 30,
	2011	2010
Enterprise net interest income	$621.7	$618.9
Taxable equivalent interest adjustment	(0.6)	(0.6)
Customer cash held by third parties and other(4)	4.0	4.1

Net operating interest income	$625.1	$622.4

(1)	Nonaccrual loans are included in the respective average loan balances. Income on such nonaccrual loans is recognized on a cash basis.
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

(4)

Includes interest earned on average customer assets of $3.7 billion and $3.1 billion for the six months ended June 30, 2011 and 2010, respectively, held by parties outside the Company, including third party money market funds and sweep deposit accounts at unaffiliated financial institutions.

Average enterprise interest-earning assets increased 5% to $42.9 billion and 3% to $42.8 billion for the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010. This was primarily a result of the increases in average margin receivables and average available-for-sale and held-to-maturity securities, offset by decreases in average loans and average cash and equivalents.

Average enterprise interest-bearing liabilities increased 5% to $40.4 billion and 3% to $40.3 billion for the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010. The increase in average enterprise interest-bearing liabilities was primarily due to increases in average retail deposits and average customer payables, offset by a decrease in average securities sold under agreements to repurchase.

Enterprise net interest spread was consistent at 2.89% and decreased by six basis points to 2.87% for the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010. In the current interest rate environment with historically low levels of interest rates, we expect moderate pressure on the enterprise net interest spread.

Commissions

Commissions revenue decreased 13% to $103.8 million and 2% to $228.3 million for the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010. The main factors that affect commissions are DARTs, average commission per trade and the number of trading days during the period. Average commission per trade is impacted by different trade types (e.g. equities, options, fixed income, stock plan, exchange-traded funds, mutual funds and cross border) that can have different commission rates. Accordingly, changes in the mix of trade types will impact average commission per trade.

DART volume decreased 13% to 147,908 and decreased slightly to 162,476 for the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010. Option-related DARTs as a percentage of total DARTs represented 20% and 19% of trading volume for the three and six months ended June 30, 2011, respectively, compared to 16% for the comparable periods in 2010. Exchange-traded funds-related DARTs as a percentage of total DARTs represented 10% and 9% of trading volume for the three and six months ended June 30, 2011, respectively, compared to 10% for the comparable periods in 2010.

Average commission per trade increased 1% to $11.14 and increased slightly to $11.24 for the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010. The slight increase was due to an improvement in the product and customer mix when compared to the same periods in 2010.

Fees and Service Charges

Fees and service charges increased 4% to $36.6 million and decreased 5% to $73.9 million for the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010. The increase for the three months ended June 30, 2011 was driven by an increase in reorganization fees revenue when compared to the same period in 2010. The decrease for the six months ended June 30, 2011 was primarily due to the elimination of all account activity fees, which took effect in the second quarter of 2010.

Principal Transactions

Principal transactions decreased 17% to $23.8 million and 3% to $53.3 million for the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010. Principal transactions are derived from our market making business in which we act as a market-maker for our brokerage customers’ orders as well as orders from third party customers. The decrease in principal transactions revenue was driven by a decrease in trading volumes when compared to the same periods in 2010.

Gains on Loans and Securities, Net

Gains on loans and securities, net were $31.0 million and $63.3 million for the three and six months ended June 30, 2011, respectively, as shown in the following table (dollars in millions):

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
			2011 vs. 2010				2011 vs. 2010
	2011	2010	Amount	%	2011	2010	Amount	%
Gains on loans, net	$0.1	$7.0	$(6.9)	*	$0.1	$6.2	$(6.1)	*

Gains on available-for-sale securities, net	25.3	42.9	(17.6)	(41)%	61.1	72.3	(11.2)	(15)%
Gains (losses) on trading securities, net	0.3	(0.4)	0.7	*	0.9	0.3	0.6	*
Hedge ineffectiveness	5.3	(0.6)	5.9	*	1.2	(0.8)	2.0	*

Gains on securities, net	30.9	41.9	(11.0)	(26)%	63.2	71.8	(8.6)	(12)%

Gains on loans and securities, net	$31.0	$48.9	$(17.9)	(37)%	$63.3	$78.0	$(14.7)	(19)%

*	Percentage not meaningful.

Net Impairment

We recognized $2.9 million and $8.9 million of net impairment during the three and six months ended June 30, 2011, respectively, on certain securities in our non-agency CMO portfolio due to continued deterioration in the expected credit performance of the underlying loans in those specific securities. The gross other-than-temporary impairment (“OTTI”) and the noncredit portion of OTTI, which was or had been previously recorded through other comprehensive income, are shown in the table below (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Other-than-temporary impairment (“OTTI”)	$(2.0)	$(15.1)	$(6.9)	$(29.6)
Less: noncredit portion of OTTI recognized into (out of) other comprehensive income (before tax)	(0.9)	2.9	(2.0)	8.8

Net impairment	$(2.9)	$(12.2)	$(8.9)	$(20.8)

Other Revenues

Other revenues decreased 16% to $9.9 million and 25% to $19.3 million for the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010. The decrease for the six months ended June 30, 2011, was due to a decline in the income from the cash surrender value of bank-owned life insurance when compared to the same period in 2010. Additionally, the decrease during the six months ended June 30, 2011 was primarily due to the gain on sale of approximately $1 billion in savings accounts to Discover Financial Services in the first quarter of 2010, which increased other revenues during the six months ended June 30, 2010.

Provision for Loan Losses

Provision for loan losses decreased 38% to $103.1 million and 49% to $219.2 million for the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010. The decrease in provision for loan losses was driven by improving credit trends, as evidenced by the lower levels of at-risk (30-179 days delinquent) loans in the one- to four-family and home equity loan portfolios. The provision for loan losses has declined 80% from its peak of $517.8 million in the third quarter of 2008 and we expect it to continue to decline in 2011 when compared to 2010, although performance is subject to variability from quarter to quarter.

Operating Expense

The components of operating expense and the resulting variances are as follows (dollars in millions):

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
			2011 vs. 2010				2011 vs. 2010
	2011	2010	Amount	%	2011	2010	Amount	%
Compensation and benefits	$80.5	$80.9	$(0.4)	(1)%	$164.5	$168.2	$(3.7)	(2)%
Clearing and servicing	39.2	38.2	1.0	3%	78.3	77.3	1.0	1%
Advertising and market development	37.0	29.8	7.2	24%	81.4	67.9	13.5	20%
Professional services	21.5	19.5	2.0	10%	44.9	39.8	5.1	13%
FDIC insurance premiums	24.0	19.3	4.7	25%	44.6	38.6	6.0	16%
Communications	17.2	18.4	(1.2)	(6)%	32.8	38.9	(6.1)	(16)%
Occupancy and equipment	17.2	17.6	(0.4)	(3)%	34.0	35.8	(1.8)	(5)%
Depreciation and amortization	22.7	22.0	0.7	3%	44.8	42.6	2.2	5%
Amortization of other intangibles	6.5	7.1	(0.6)	(8)%	13.1	14.3	(1.2)	(8)%
Facility restructuring and other exit activities	2.1	(1.8)	3.9	*	5.6	1.5	4.1	*
Other operating expenses	23.0	24.7	(1.7)	(7)%	44.9	46.1	(1.2)	(3)%

Total operating expense	$290.9	$275.7	$15.2	6%	$588.9	$571.0	$17.9	3%

*	Percentage not meaningful.

Operating expense increased 6% to $290.9 million and 3% to $588.9 million for the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010. The fluctuation was driven primarily by increases in advertising and market development expense and FDIC insurance premiums, which were partially offset by decreases in communications expense, compared to the same periods in 2010.

Compensation and Benefits

Compensation and benefits decreased 1% to $80.5 million and 2% to $164.5 million for the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010. These decreases resulted primarily from lower incentive compensation expense when compared to the same periods in 2010.

Advertising and Market Development

Advertising and market development expense increased 24% to $37.0 million and 20% to $81.4 million for the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010. These fluctuations were due largely to the planned increase in advertising expenditures in our continuing effort to attract new accounts and customer assets during the three and six months ended June 30, 2011.

FDIC Insurance Premiums

FDIC insurance premiums increased 25% to $24.0 million and 16% to $44.6 million for the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010. The increase was due primarily to an industry wide change in the FDIC insurance premium assessment calculation.

Communications

Communications expense decreased 6% to $17.2 million and 16% to $32.8 million for the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010. The decrease was driven primarily by a decline in vendor services fees when compared to the same periods in 2010.

Other Income (Expense)

Other income (expense) increased 1% to $41.0 million and 6% to $84.6 million for the three and six months ended June 30, 2011, respectively, when compared to the same periods in 2010, as shown in the following table (dollars in millions):

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
			2011 vs. 2010				2011 vs. 2010
	2011	2010	Amount	%	2011	2010	Amount	%
Corporate interest income	$0.1	$0.1	$—	*	$0.7	$0.1	$0.6	*
Corporate interest expense	(44.8)	(41.2)	(3.6)	9%	(88.1)	(82.2)	(5.9)	7%
Gains on sales of investments, net	—	—	—	*	—	0.1	(0.1)	*
Gains on early extinguishment of debt	3.1	—	3.1	*	3.1	—	3.1	*
Equity in income (loss) of investments and venture funds	0.6	0.7	(0.1)	*	(0.3)	2.5	(2.8)	*

Total other income (expense)	$(41.0)	$(40.4)	$(0.6)	1%	$(84.6)	$(79.5)	$(5.1)	6%

*	Percentage not meaningful.

Total other income (expense) for the three and six months ended June 30, 2011 primarily consisted of corporate interest expense on interest-bearing corporate debt. Offsetting interest expense for the three and six months ended June 30, 2011 was a $3.1 million gain on early extinguishment of debt related to the call of the 7 3/8% Notes in the second quarter of 2011.

Income Tax Expense (Benefit)

Income tax expense was $35.5 million and $69.2 million for the three and six months ended June 30, 2011, respectively compared to income tax expense of $17.2 million and income tax benefit of $0.9 million for the same periods in 2010. The effective tax rates were 43.0% and 32.9% for the three months ended June 30, 2011 and 2010, respectively and 42.8% and (6.6)% for the for the six months ended June 30, 2011 and 2010, respectively.

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

We did not maintain a valuation allowance against federal deferred tax assets as of June 30, 2011 as we believe that it is more likely than not that all of these assets will be realized. We continue to maintain a valuation allowance for certain state and foreign deferred tax assets as it is more likely than not that they will not be realized.

Tax Ownership Change

During the third quarter of 2009, we exchanged $1.7 billion principal amount of interest-bearing debt for an equal principal amount of non-interest-bearing convertible debentures. Subsequent to the Debt Exchange, $592.3 million and $128.7 million debentures were converted into 57.2 million and 12.5 million shares of common stock during the third and fourth quarters of 2009, respectively. As a result of these conversions, we believe we experienced a tax ownership change during the third quarter of 2009.

As of the date of the 2009 ownership change, we had federal NOLs available to carryforward of approximately $1.4 billion. Section 382 imposes an annual limitation on the amount of post-ownership change taxable income a corporation may offset with pre-ownership change NOLs. We believe the tax ownership change will extend the period of time it will take to fully utilize pre-ownership change NOLs, but will not limit the total amount of pre-ownership change NOLs we can utilize. Our estimate is that we will be subject to an overall annual limitation on the use of pre-ownership change NOLs of approximately $194 million. Our overall pre-ownership change NOLs have a statutory carryforward period of 20 years (the majority of which expire in 17 years). As a result, we believe we will be able to fully utilize these NOLs in future periods.

SEGMENT RESULTS REVIEW

We report operating results in two segments: 1) trading and investing; and 2) balance sheet management. Trading and investing includes retail brokerage products and services; investor-focused banking products; market making; and corporate services. Balance sheet management includes the management of asset allocation and credit, liquidity and interest rate risk; loans previously originated or purchased from third parties; and customer cash and deposits. Costs associated with certain functions that are centrally-managed are separately reported in a corporate/other category.

Trading and Investing

The following table summarizes trading and investing financial information and key metrics as of and for the three and six months ended June 30, 2011 and 2010 (dollars in millions, except for key metrics):

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
			2011 vs. 2010				2011 vs. 2010
	2011	2010	Amount	%	2011	2010	Amount	%
Net operating interest income	$191.8	$192.4	$(0.6)	(0)%	$380.6	$386.1	$(5.5)	(1)%
Commissions	103.8	119.6	(15.8)	(13)%	228.3	232.8	(4.5)	(2)%
Fees and service charges	35.8	35.4	0.4	1%	71.9	76.7	(4.8)	(6)%
Principal transactions	23.8	28.7	(4.9)	(17)%	53.3	54.9	(1.6)	(3)%
Other revenues	7.7	9.7	(2.0)	(20)%	15.8	21.1	(5.3)	(25)%

Total net revenue	362.9	385.8	(22.9)	(6)%	749.9	771.6	(21.7)	(3)%
Total operating expense	192.6	182.5	10.1	6%	395.2	382.5	12.7	3%

Trading and investing income before income taxes	$170.3	$203.3	$(33.0)	(16)%	$354.7	$389.1	$(34.4)	(9)%

Key Metrics:
DARTs	147,908	170,283	(22,375)	(13)%	162,476	162,916	(440)	(0)%
Average commission per trade	$11.14	$11.05	$0.09	1%	$11.24	$11.21	$0.03	0%
Margin receivables (dollars in billions)	$5.7	$4.8	$0.9	19%	$5.7	$4.8	$0.9	19%
End of period brokerage accounts	2,759,773	2,649,500	110,273	4%	2,759,773	2,649,500	110,273	4%
Net new brokerage accounts	24,950	17,523	7,427	*	75,462	19,421	56,041	*
Customer assets (dollars in billions)	$185.6	$143.8	$41.8	29%	$185.6	$143.8	$41.8	29%
Net new brokerage assets (dollars in billions)	$1.5	$2.1	$(0.6)	*	$5.4	$4.3	$1.1	*
Brokerage related cash (dollars in billions)	$26.3	$20.7	$5.6	27%	$26.3	$20.7	$5.6	27%

*	Percentage not meaningful.

Our trading and investing segment generates revenue from brokerage and banking relationships with investors and from market making and corporate services activities. This segment generates five main sources of revenue: net operating interest income; commissions; fees and service charges; principal transactions; and other revenues. Other revenues include results from providing software and services for managing equity compensation plans from our corporate customers, as we ultimately service retail investors through these corporate relationships.

Trading and investing income before income taxes decreased 16% to $170.3 million and 9% to $354.7 million for the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010. We continued to generate net new brokerage accounts, ending the quarter with 2.8 million accounts. Our brokerage related cash, which is one of our most profitable sources of funding, increased by $5.6 billion when compared to the same period in 2010.

Trading and investing commissions decreased 13% to $103.8 million and 2% to $228.3 million for the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010. These decreases in commissions were primarily the result of a decrease in DARTs of 13% to 147,908 and a slight decrease to 162,476 for the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010.

Trading and investing fees and service charges increased 1% to $35.8 million and decreased 6% to $71.9 million for the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010. This decrease for the six months ended June 30, 2011 was driven primarily by our elimination of all account activity fees in the second quarter of 2010.

Trading and investing principal transactions decreased 17% to $23.8 million and 3% to $53.3 million for the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010. The decrease in principal transactions revenue was driven by a decrease in trading volumes when compared to the same periods in 2010.

Trading and investing operating expense increased 6% to $192.6 million and 3% to $395.2 million for the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010. The increase for the three and six months ended June 30, 2011 related primarily to an increase in advertising and market development expense.

As of June 30, 2011, we had approximately 2.8 million brokerage accounts, 1.0 million stock plan accounts and 0.5 million banking accounts. For the three months ended June 30, 2011 and 2010, our brokerage products contributed 68% for both periods and our banking products, which include sweep products, contributed 32% for both periods, of total trading and investing net revenue. For the six months ended June 30, 2011 and 2010, our brokerage products contributed 70% and 68%, respectively, and our banking products contributed 30% and 32%, respectively, of total trading and investing net revenue.

Balance Sheet Management

The following table summarizes balance sheet management financial information and key metrics as of and for the three and six months ended June 30, 2011 and 2010 (dollars in millions):

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
			2011 vs. 2010				2011 vs. 2010
	2011	2010	Amount	%	2011	2010	Amount	%
Net operating interest income	$123.7	$109.6	$14.1	13%	$244.5	$236.3	$8.2	3%
Fees and service charges	0.8	(0.2)	1.0	*	1.9	0.8	1.1	144%
Gains on loans and securities, net	31.4	48.9	(17.5)	(36)%	63.6	78.0	(14.4)	(18)%
Net impairment	(2.9)	(12.2)	9.3	(76)%	(8.9)	(20.8)	11.9	(57)%
Other revenues	1.8	2.1	(0.3)	(13)%	3.3	4.7	(1.4)	(29)%

Total net revenue	154.8	148.2	6.6	4%	304.4	299.0	5.4	2%
Provision for loan losses	103.1	165.7	(62.6)	(38)%	219.2	433.6	(214.4)	(49)%
Total operating expense	58.3	53.2	5.1	9%	111.7	105.0	6.7	6%

Balance sheet management loss before income taxes	$(6.6)	$(70.7)	$64.1	(91)%	$(26.5)	$(239.6)	$213.1	(89)%

Key Metrics:
Special mention loan delinquencies	$461.3	$660.3	$(199.0)	(30)%	$461.3	$660.3	$(199.0)	(30)%
Allowance for loan losses	$878.6	$1,102.9	$(224.3)	(20)%	$878.6	$1,102.9	$(224.3)	(20)%
Allowance for loan losses as a % of gross loans receivable	6.04%	6.09%	*	(0.05)%	6.04%	6.09%	*	(0.05)%

*	Percentage not meaningful.

Our balance sheet management segment generates revenue from managing loans previously originated or purchased from third parties as well as our customer cash and deposit relationships to generate additional net operating interest income.

The balance sheet management segment reported a loss of $6.6 million and $26.5 million for the three and six months ended June 30, 2011, respectively. The losses in the segment are due primarily to the provision for loan losses of $103.1 million and $219.2 million for the three and six months ended June 30, 2011, respectively.

Gains on loans and securities, net were $31.4 million and $63.6 million for the three and six months ended June 30, 2011, respectively, compared to $48.9 million and $78.0 million for the same periods in 2010. The gains on loans and securities, net were due primarily to gains on the sale of certain agency mortgage-backed securities and agency debentures during the three and six months ended June 30, 2011.

We recognized $2.9 million and $8.9 million of net impairment during the three and six months ended June 30, 2011, respectively, on certain securities in the non-agency CMO portfolio due to continued deterioration in the expected credit performance of the underlying loans in those specific securities. The net impairment included gross OTTI of $2.0 million and $6.9 million for the three and six months ended June 30, 2011. The amount that had been previously recorded through other comprehensive income and was reclassified into earnings during the three and six months ended June 30, 2011 was $0.9 million and $2.0 million, respectively.

Provision for loan losses decreased 38% to $103.1 million and 49% to $219.2 million for the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010. The decrease in provision for loan losses was driven by improving credit trends, as evidenced by the lower levels of at-risk (30-179 days delinquent) loans in the one- to four- family and home equity loan portfolios.

Total balance sheet management operating expense increased 9% to $58.3 million and 6% to $111.7 million for the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010. The increase in operating expense for the three and six months ended June 30, 2011 was due primarily to increased FDIC insurance premiums as a result of an industry wide change in the FDIC insurance premium assessment calculation.

Corporate/Other

The following table summarizes corporate/other financial information for the three and six months ended June 30, 2011 and 2010 (dollars in millions):

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
			2011 vs. 2010				2011 vs. 2010
	2011	2010	Amount	%	2011	2010	Amount	%
Total net revenue	$(0.0)	$(0.0)	$—	*	$(0.0)	$(0.0)	$—	*

Compensation and benefits	17.3	19.9	(2.6)	(13)%	35.0	41.0	(6.0)	(15)%
Professional services	8.0	7.0	1.0	13%	17.5	15.4	2.1	14%
Communications	0.4	0.5	(0.1)	(15)%	0.7	0.9	(0.2)	(26)%
Occupancy and equipment	0.8	0.7	0.1	9%	1.8	1.4	0.4	30%
Depreciation and amortization	4.7	6.4	(1.7)	(27)%	9.4	11.3	(1.9)	(16)%
Facility restructuring and other exit activities	2.1	(1.8)	3.9	*	5.6	1.5	4.1	*
Other operating expenses	6.8	7.3	(0.5)	(6)%	12.0	12.1	(0.1)	(1)%

Total operating expense	40.1	40.0	0.1	0%	82.0	83.6	(1.6)	(2)%

Operating loss	(40.1)	(40.0)	(0.1)	0%	(82.0)	(83.6)	1.6	(2)%
Total other income (expense)	(41.0)	(40.4)	(0.6)	1%	(84.6)	(79.5)	(5.1)	6%

Corporate/other loss before income taxes	$(81.1)	$(80.4)	$(0.7)	1%	$(166.6)	$(163.1)	$(3.5)	2%

*	Percentage not meaningful.

Our corporate/other category includes costs that are centrally-managed, technology related costs incurred to support centrally-managed functions, restructuring and other exit activities, corporate debt and corporate investments.

Our corporate/other loss before income taxes was $81.1 million and $166.6 million for the three and six months ended June 30, 2011, compared to $80.4 million and $163.1 million, respectively, for the same periods in 2010. Total other income (expense) consisted primarily of $44.8 million and $88.1 million in corporate interest expense for the three and six months ended June 30, 2011, respectively, on interest-bearing corporate debt. Offsetting interest expense for the three and six months ended June 30, 2011 was a $3.1 million gain on early extinguishment of debt related to the call of the 7 3/8% Notes in the second quarter of 2011.

BALANCE SHEET OVERVIEW

The following table sets forth the significant components of our consolidated balance sheet (dollars in millions):

			Variance
	June 30, 2011	December 31, 2010	2011 vs. 2010
			Amount	%
Assets:
Cash and equivalents	$1,369.7	$2,374.3	$(1,004.6)	(42)%
Cash and investments required to be segregated under federal or other regulations	668.0	609.5	58.5	10%
Securities(1)	19,947.0	17,330.6	2,616.4	15%
Margin receivables	5,661.0	5,120.6	540.4	11%
Loans, net	13,679.7	15,127.4	(1,447.7)	(10)%
Investment in FHLB stock	152.8	164.4	(11.6)	(7)%
Other(2)	5,506.1	5,646.2	(140.1)	(2)%

Total assets	$46,984.3	$46,373.0	$611.3	1%

Liabilities and shareholders’ equity:
Deposits	$25,998.1	$25,240.3	$757.8	3%
Wholesale borrowings(3)	7,915.0	8,620.0	(705.0)	(8)%
Customer payables	5,341.7	5,020.1	321.6	6%
Corporate debt	1,543.4	2,145.9	(602.5)	(28)%
Other liabilities	1,373.8	1,294.3	79.5	6%

Total liabilities	42,172.0	42,320.6	(148.6)	(0)%
Shareholders’ equity	4,812.3	4,052.4	759.9	19%

Total liabilities and shareholders’ equity	$46,984.3	$46,373.0	$611.3	1%

(1)	Includes balance sheet line items trading, available-for-sale and held-to-maturity securities.
(2)	Includes balance sheet line items property and equipment, net, goodwill, other intangibles, net and other assets.
(3)	Includes balance sheet line items securities sold under agreements to repurchase and FHLB advances and other borrowings.

Securities

Trading, available-for-sale and held-to-maturity securities are summarized as follows (dollars in millions):

			Variance
	June 30, 2011	December 31, 2010	2011 vs. 2010
			Amount	%
Trading securities	$79.9	$62.2	$17.7	28%

Available-for-sale securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$13,578.4	$12,898.1	$680.3	5%
Non-agency CMOs	375.7	395.4	(19.7)	(5)%

Total residential mortgage-backed securities	13,954.1	13,293.5	660.6	5%
Investment securities	1,078.5	1,512.2	(433.7)	(29)%

Total available-for-sale securities	$15,032.6	$14,805.7	$226.9	2%

Held-to-maturity securities:
Agency mortgage-backed securities and CMOs	$4,076.2	$1,928.6	$2,147.6	111%
Investment securities	758.3	534.1	224.2	42%

Total held-to-maturity securities	$4,834.5	$2,462.7	$2,371.8	96%

Total securities	$19,947.0	$17,330.6	$2,616.4	15%

Securities represented 42% and 37% of total assets at June 30, 2011 and December 31, 2010, respectively. The increase in available-for-sale securities was due primarily to an increase of $0.7 billion in agency mortgage-backed securities and CMOs, partially offset by the sale or call of agency debentures. The increase in held-to-maturity securities was due primarily to the purchase of $2.1 billion in agency mortgage-backed securities and CMOs.

Loans, Net

Loans, net are summarized as follows (dollars in millions):

			Variance
	June 30, 2011	December 31, 2010	2011 vs. 2010
			Amount	%
Loans held-for-sale	$4.7	$5.5	$(0.8)	(15)%
One- to four-family	7,347.2	8,170.3	(823.1)	(10)%
Home equity	5,833.6	6,410.3	(576.7)	(9)%
Consumer and other	1,262.0	1,443.4	(181.4)	(13)%
Unamortized premiums, net	110.8	129.1	(18.3)	(14)%
Allowance for loan losses	(878.6)	(1,031.2)	152.6	(15)%

Total loans, net	$13,679.7	$15,127.4	$(1,447.7)	(10)%

Loans, net decreased 10% to $13.7 billion at June 30, 2011 from $15.1 billion at December 31, 2010. This decline was due primarily to the strategy of reducing balance sheet risk by allowing the loan portfolio to pay down, which we plan to do for the foreseeable future.

Deposits

Deposits are summarized as follows (dollars in millions):

			Variance
	June 30, 2011	December 31, 2010	2011 vs. 2010
			Amount	%
Sweep deposits	$17,582.7	$16,139.6	$1,443.1	9%
Complete savings deposits	6,227.7	6,683.6	(455.9)	(7)%
Other money market and savings deposits	1,083.9	1,092.9	(9.0)	(1)%
Checking deposits	794.6	825.6	(31.0)	(4)%
Certificates of deposit	265.5	407.1	(141.6)	(35)%
Brokered certificates of deposit	43.7	91.5	(47.8)	(52)%

Total deposits	$25,998.1	$25,240.3	$757.8	3%

Deposits represented 62% and 60% of total liabilities at June 30, 2011 and December 31, 2010, respectively. At June 30, 2011, 93% of our customer deposits were covered by FDIC insurance. Deposits generally provide the benefit of lower interest costs compared with wholesale funding alternatives. The increase in deposits of $0.8 billion during the six months ended June 30, 2011 was driven primarily by an increase of $1.4 billion in sweep deposits, partially offset by decreases of $0.5 billion and $0.1 billion in complete savings deposits and certificates of deposit, respectively.

The deposits balance is a component of the total customer cash and deposits balance reported as a customer activity metric of $34.7 billion and $33.5 billion at June 30, 2011 and December 31, 2010, respectively. The total customer cash and deposits balance is summarized as follows (dollars in millions):

			Variance
	June 30, 2011	December 31, 2010	2011 vs. 2010
			Amount	%
Deposits	$25,998.1	$25,240.3	$757.8	3%
Less: brokered certificates of deposit	(43.7)	(91.5)	47.8	(52)%

Retail deposits	25,954.4	25,148.8	805.6	3%
Customer payables	5,341.7	5,020.1	321.6	6%
Customer cash balances held by third parties and other	3,428.2	3,363.8	64.4	2%

Total customer cash and deposits	$34,724.3	$33,532.7	$1,191.6	4%

Wholesale Borrowings

Wholesale borrowings, which consist of securities sold under agreements to repurchase and FHLB advances and other borrowings are summarized as follows (dollars in millions):

			Variance
	June 30, 2011	December 31, 2010	2011 vs. 2010
			Amount	%
Securities sold under agreements to repurchase	$5,184.2	$5,888.3	$(704.1)	(12)%

FHLB advances	$2,299.7	$2,284.1	$15.6	1%
Subordinated debentures	427.5	427.5	—	0%
Other	3.6	20.1	(16.5)	(82)%

Total FHLB advances and other borrowings	$2,730.8	$2,731.7	$(0.9)	(0)%

Total wholesale borrowings	$7,915.0	$8,620.0	$(705.0)	(8)%

Wholesale borrowings represented 19% and 20% of total liabilities at June 30, 2011 and December 31, 2010, respectively. Securities sold under agreements to repurchase and FHLB advances are the primary wholesale funding sources of the Bank. As a result, we expect these balances to fluctuate over time as deposits and interest-earning assets fluctuate. The decrease in securities sold under agreements to repurchase of $0.7 billion during the six months ended June 30, 2011 was due to a planned decrease in the forecasted issuance of debt. We do not anticipate another significant decrease in securities sold under agreements to repurchase in the near term.

Corporate Debt

Corporate debt by type is shown as follows (dollars in millions):

	Face Value	Discount	Fair Value Hedge Adjustment	Net
June 30, 2011
Interest-bearing notes:
Senior notes:
7 7/8% Notes, due 2015	$243.2	$(1.3)	$8.3	$250.2
6 3/4% Notes, due 2016	435.0	(8.3)	—	426.7

Total senior notes	678.2	(9.6)	8.3	676.9
12 1/2% Springing lien notes, due 2017	930.2	(170.5)	6.8	766.5

Total interest-bearing notes	1,608.4	(180.1)	15.1	1,443.4
Non-interest-bearing debt:
0% Convertible debentures, due 2019	100.0	—	—	100.0

Total corporate debt	$1,708.4	$(180.1)	$15.1	$1,543.4

	Face Value	Discount	Fair Value Hedge Adjustment	Net
December 31, 2010
Interest-bearing notes:
Senior notes:
8% Notes, due 2011	$3.6	$—	$—	$3.6
7 3/8% Notes, due 2013	414.7	(2.5)	15.1	427.3
7 7/8% Notes, due 2015	243.2	(1.5)	9.3	251.0

Total senior notes	661.5	(4.0)	24.4	681.9
12 1/2% Springing lien notes, due 2017	930.2	(177.5)	7.3	760.0

Total interest-bearing notes	1,591.7	(181.5)	31.7	1,441.9
Non-interest-bearing debt:
0% Convertible debentures, due 2019	704.0	—	—	704.0

Total corporate debt	$2,295.7	$(181.5)	$31.7	$2,145.9

Corporate debt decreased 28% to $1.5 billion at June 30, 2011 from $2.1 billion at December 31, 2010. The decline was due to the conversion of approximately $604 million in convertible debentures into 58.4 million shares of common stock during the six months ended June 30, 2011. The remaining face value of the convertible debentures as of June 30, 2011 was $100.0 million.

During the second of quarter of 2011, we issued an aggregate principal amount of $435 million in 6 3/4% Notes, and used the proceeds to redeem all of the outstanding 7 3/8% Notes due September 2013, approximately $415 million aggregate principal amount, including paying the associated redemption premium, accrued interest and related fees and expenses.

Shareholders’ Equity

The activity in shareholders’ equity during the six months ended June 30, 2011 is summarized as follows (dollars in millions):

	Common Stock/ Additional Paid-In Capital	Accumulated Deficit/Other Comprehensive Loss	Total
Beginning balance, December 31, 2010	$6,642.9	$(2,590.5)	$4,052.4
Net income	—	92.4	92.4
Conversions of convertible debentures	603.9	—	603.9
Net change from available-for-sale securities	—	79.7	79.7
Net change from cash flow hedging instruments	—	(23.4)	(23.4)
Other(1)	3.8	3.5	7.3

Ending balance, June 30, 2011	$7,250.6	$(2,438.3)	$4,812.3

(1)	Other includes employee share-based compensation accounting and changes in accumulated other comprehensive loss from foreign currency translation.

Shareholders’ equity increased 19% to $4.8 billion at June 30, 2011 from $4.1 billion at December 31, 2010. This increase was due primarily to the conversion of $603.9 million in convertible debentures into 58.4 million shares of common stock during the six months ended June 30, 2011.

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

Capital is generated primarily through our business operations and our capital market activities. The trading and investing segment has been profitable and a generator of capital for the past seven years and we expect that trend to continue. The balance sheet management segment has generated cumulative losses in prior periods, driven primarily by the provision for loan losses; we believe the provision for loan losses will decline in 2011 as compared to 2010 but is subject to variability from quarter to quarter. The primary business operations of both the trading and investing and balance sheet management segments are contained within E*TRADE Bank; therefore, we believe a key indicator of the capital generated or used in our business operations is the level of regulatory capital in E*TRADE Bank. During the six months ended June 30, 2011, E*TRADE Bank generated an additional $284 million of risk-based capital in excess of the level our regulators define as well-capitalized. The continued generation of additional risk-based capital is a positive indicator that the regulatory capital in E*TRADE Bank is sufficient to meet its operating needs.

Consolidated Cash and Equivalents

The consolidated cash and equivalents balance decreased by $1.0 billion to $1.4 billion for the six months ended June 30, 2011. The majority of this balance is cash held in regulated subsidiaries, primarily the Bank, outlined as follows (dollars in millions):

	June 30, 2011	December 31, 2010	Variance
			2011 vs. 2010
Corporate cash	$423.7	$470.5	$(46.8)
Bank cash	883.7	1,812.1	(928.4)
International brokerage and other cash	62.3	91.7	(29.4)

Total consolidated cash	$1,369.7	$2,374.3	$(1,004.6)

Corporate cash is the primary source of liquidity at the parent company. We define corporate cash as cash held at the parent company as well as cash held in certain subsidiaries that can distribute cash to the parent company without any regulatory approval. We believe corporate cash is a useful measure of the parent company’s liquidity as it is the primary source of capital above and beyond the capital deployed in our regulated subsidiaries. Corporate cash can fluctuate in any given quarter and is impacted primarily by tax settlements, approval and timing of subsidiary dividends, debt service costs and other unallocated overhead costs.

Liquidity Available from Subsidiaries

Liquidity available to the Company from its subsidiaries is limited by regulatory requirements. In addition, E*TRADE Bank may not pay dividends to the parent company without approval from its regulator. Loans by E*TRADE Bank to the parent company and its other non-bank subsidiaries are subject to various quantitative, arm’s length, collateralization and other requirements.

We maintain capital in excess of regulatory minimums at our regulated subsidiaries, the most significant of which is E*TRADE Bank. As of June 30, 2011, we held $1.4 billion of risk-based total capital at E*TRADE Bank in excess of the regulatory minimum level required to be considered “well capitalized.” In the current credit environment, we plan to maintain excess risk-based total capital at E*TRADE Bank in order to enhance our ability to absorb credit losses while still maintaining “well capitalized” status. However, events beyond management’s control, such as a continued deterioration in residential real estate and credit markets, could adversely affect future earnings and E*TRADE Bank’s ability to meet its future capital requirements.

The Company’s broker-dealer subsidiaries are subject to capital requirements determined by their respective regulators. At June 30, 2011 and December 31, 2010, all of our brokerage subsidiaries met their minimum net capital requirements. Our broker-dealer subsidiaries had excess net capital of $720.7 million1 at June 30, 2011, an increase of $71.5 million from December 31, 2010. While we cannot assure that we would obtain regulatory approval in the future to withdraw any of this excess net capital, $539.0 million is available for dividend while still maintaining a capital level above regulatory “early warning” guidelines.

[1]	The excess net capital of the broker-dealer subsidiaries at June 30, 2011 included $460.9 million and $188.8 million of excess net capital at E*TRADE Clearing LLC and E*TRADE Securities LLC, respectively, which are subsidiaries of E*TRADE Bank and are also included in the excess risk-based capital of E*TRADE Bank.

Financial Regulatory Reform Legislation and Basel III Accords

We believe the majority of the changes in the Dodd-Frank Act will have no material impact on our business. We believe, however, that the implementation of holding company capital requirements is relevant to us as the parent company is not currently subject to capital requirements. These requirements are expected to become effective within the next four years. We believe the requirements are an important measure of our capital strength and we have begun to track these ratios internally, using the current capital ratios that apply to bank holding companies, as we plan for this future requirement. The Tier I leverage, Tier I risk-based capital and total risk-based capital ratios are non-GAAP measures as the holding company is not yet held to these capital requirements and are calculated as follows (dollars in millions):

			Variance
	June 30, 2011	December 31, 2010	2011 vs. 2010
			Amount	%
Shareholders’ equity	$4,812.3	$4,052.4	$759.9	19%
Deduct:
Losses in other comprehensive income on available-for-sale debt securities and cash flow hedges, net of tax	(383.6)	(439.9)	56.3	(13)%
Goodwill and other intangible assets, net of deferred tax liabilities	1,992.8	2,046.4	(53.6)	(3)%
Add:
Qualifying restricted core capital elements	433.0	433.0	—	0%

Subtotal	3,636.1	2,878.9	757.2	26%
Deduct:
Disallowed servicing assets and deferred tax assets	1,248.4	1,351.3	(102.9)	(8)%

Tier I capital	2,387.7	1,527.6	860.1	56%

Add:
Allowable allowance for loan losses	296.7	295.6	1.1	0%

Total capital	2,684.4	1,823.2	861.2	47%

Total average assets	47,198.5	46,043.4	1,155.1	3%
Deduct:
Goodwill and other intangible assets, net of deferred tax liabilities	1,992.8	2,046.4	(53.6)	(3)%

Subtotal	45,205.7	43,997.0	1,208.7	3%
Deduct:
Disallowed servicing assets and deferred tax assets	1,248.4	1,351.3	(102.9)	(8)%

Average total assets for leverage capital purposes	$43,957.3	$42,645.7	1,311.6	3%

Total risk-weighted assets(1)	23,154.7	22,915.8	238.9	1%
Tier I capital/Average total assets for leverage capital purposes	5.4%	3.6%	*	1.8%
Tier I capital/Total risk-weighted assets	10.3%	6.7%	*	3.6%
Total capital/Total risk-weighted assets	11.6%	8.0%	*	3.6%

*	Percentage not meaningful.
(1)

Under the regulatory guidelines for risk-based capital, on-balance sheet assets and credit equivalent amounts of derivatives and off-balance sheet items are assigned to one of several broad risk categories according to the obligor or, if relevant, the guarantor or the nature of any collateral. The aggregate dollar amount in each risk category is then multiplied by the risk weight associated with that category. The resulting weighted values from each of the risk categories are aggregated for determining total risk-weighted assets.

During the first half of 2011, $603.9 million in convertible debentures were converted into 58.4 million shares of common stock, which improved our holding company ratios. The increase to capital as a result of these additional conversions raised our estimated holding company capital ratios to exceed the “well capitalized” minimums under current bank holding company guidelines. As of June 30, 2011, the parent company Tier I leverage ratio was approximately 5.4% compared to the minimum ratio required to be “well capitalized” of 5%, the Tier I risk-based capital ratio was approximately 10.3% compared to the minimum ratio required to be “well capitalized” of 6%, and the total risk-based capital ratio was approximately 11.6% compared to the minimum ratio required to be “well capitalized” of 10%.

We have also begun to track our Tier I common ratio internally, which is a non-GAAP measure and currently has no mandated minimum or “well capitalized” standard. We believe this ratio is an important measure of our capital strength. The Tier I common ratio is defined as the Tier I capital less elements of Tier I capital that are not in the form of common equity, such as trust preferred securities, divided by total risk-weighted assets. As of June 30, 2011, the parent company Tier I common ratio was approximately 8.4%. The following table shows the calculation of Tier I common ratio (dollars in millions):

			Variance
	June 30, 2011	December 31, 2010	2011 vs. 2010
			Amount	%
Shareholders’ equity	$4,812.3	$4,052.4	$759.9	19%
Deduct:
Losses in other comprehensive income on available-for-sale debt securities and cash flow hedges, net of tax	(383.6)	(439.9)	56.3	(13)%
Goodwill and other intangible assets, net of deferred tax liabilities	1,992.8	2,046.4	(53.6)	(3)%

Subtotal	3,203.1	2,445.9	757.2	31%
Deduct:
Disallowed servicing assets and deferred tax assets	1,248.4	1,351.3	(102.9)	(8)%

Tier I common	1,954.7	1,094.6	860.1	79%

Total risk-weighted assets	23,154.7	22,915.8	238.9	1%
Tier I common/Total risk-weighted assets	8.4%	4.8%	*	3.6%

*	Percentage not meaningful.

The Federal Reserve Bank announced that it expects to issue a notice of proposed rule-making in 2011 that will outline how the Basel III Accords will be implemented for U.S. institutions. We will continue to monitor the ongoing rule-making process to assess both the timing and the impact of the Dodd-Frank Act and Basel III Accords on our business.

Other Sources of Liquidity

We also maintain $350 million in uncommitted financing to meet margin lending needs. At June 30, 2011, there were no outstanding balances and the full $350 million was available.

We rely on borrowed funds, from sources such as securities sold under agreements to repurchase and FHLB advances, to provide liquidity for E*TRADE Bank. Our ability to borrow these funds is dependent upon the continued availability of funding in the wholesale borrowings market. At June 30, 2011, E*TRADE Bank had approximately $3.1 billion in additional collateralized borrowing capacity with the FHLB. We also have the ability to generate liquidity in the form of additional deposits by raising the yield on our customer deposit accounts.

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

Credit risk is monitored by our Credit Risk Committee, whose objective is to monitor current and expected market conditions and the associated probable impact on the Company’s credit risk. The Credit Risk Committee establishes credit risk guidelines in accordance with the Company’s strategic objectives and existing policies. The Credit Risk Committee reviews investment and lending activities involving credit risk to ensure consistency with those established guidelines. These reviews involve an analysis of portfolio balances, delinquencies, losses, recoveries, default management and collateral liquidation performance, as well as, any credit risk mitigation efforts relating to the portfolios. In addition, the Credit Risk Committee reviews and approves credit related counterparties engaged in financial transactions with the Company.

Loss Mitigation

We have a credit management team that focuses on the mitigation of potential losses in the loan portfolio. Through a variety of strategies, including voluntary line closures, automatically freezing lines on all delinquent accounts, and freezing lines on loans with materially reduced home equity, we have reduced our exposure to open home equity lines from a high of over $7 billion in 2007 to $0.5 billion as of June 30, 2011.

We also have an active loan modification program that focuses on the mitigation of potential losses in the loan portfolio. We consider modifications in which we made an economic concession to a borrower experiencing financial difficulty a troubled debt restructuring (“TDR”). During the six months ended June 30, 2011, we modified $274.4 million and $62.3 million of one- to four-family and home equity loans, respectively, in which the modification was considered a TDR.

We also processed minor modifications on a number of loans through traditional collections actions taken in the normal course of servicing delinquent accounts. These actions typically result in an insignificant delay in the timing of payments; therefore, we do not consider such activities to be economic concessions to the borrowers. As of June 30, 2011 and December 31, 2010, we had $45.6 million and $49.9 million of mortgage loans, respectively, in which the modification was not considered a TDR due to the insignificant delay in the timing of payments. Approximately 9% and 8% of these loans were classified as nonperforming as of June 30, 2011 and December 31, 2010, respectively.

We continue to review the mortgage loan portfolio in order to identify loans to be repurchased by the originator. Our review is primarily focused on identifying loans with violations of transaction representations and warranties or material misrepresentation on the part of the seller. Any loans identified with these deficiencies are submitted to the original seller for repurchase. Approximately $12.6 million and $25.8 million of loans were repurchased by the original sellers for the three and six months ended June 30, 2011, respectively. A total of $247.5 million of loans were repurchased by the original sellers since we actively started reviewing our purchased loan portfolio beginning in 2008.

We also have an initiative to assess our servicing relationships and where appropriate transfer certain mortgage loans to higher quality servicers, including servicers who specialize in handling troubled loans. We believe this initiative will improve the credit performance of the loans transferred in future periods when compared to the expected credit performance of these same loans if they had not been transferred. As of June 30, 2011, $1.1 billion of mortgage loans were at these higher quality servicers. We also completed a transfer of an additional $1.4 billion of mortgage loans in early July 2011, which resulted in a total of $2.5 billion, or approximately 20%, of our mortgage loan portfolio at higher quality servicers as of July 2011.

Underwriting Standards—Originated Loans

We provide access to real estate loans for our customers through a third party company. This product is offered as a convenience to our customers and is not one of our primary product offerings. We structured this arrangement to minimize our assumption of any of the typical risks commonly associated with mortgage lending. The third party company providing this product performs all processing and underwriting of these loans. Shortly after closing, the third party company purchases the loans from us and is responsible for the credit risk associated with these loans. We originated $28.2 million and $56.0 million in loans during the three and six months ended June 30, 2011, respectively, and we had commitments to originate mortgage loans of $19.2 million at June 30, 2011.

CONCENTRATIONS OF CREDIT RISK

Loans

We track and review factors to predict and monitor credit risk in the mortgage loan portfolio on an ongoing basis. These factors include: loan type, estimated current loan-to-value (“LTV”)/combined loan-to-value (“CLTV”) ratios, documentation type, borrowers’ current credit scores, housing prices, acquisition channel, loan vintage and geographic location of the property. In economic conditions in which housing prices generally appreciate, we believe that loan type, LTV/CLTV ratios, documentation type and credit scores are the key factors in determining future loan performance. In a housing market with declining home prices and less credit available for refinance, we believe the LTV/CLTV ratio becomes a more important factor in predicting and monitoring credit risk. The factors are updated on at least a quarterly basis. We track and review delinquency status to predict and monitor credit risk in the consumer and other loan portfolio on an ongoing basis.

The home equity loan portfolio is primarily second lien loans on residential real estate properties, which have a higher level of credit risk than first lien mortgage loans. Approximately 14% of the home equity portfolio was in the first lien position as of June 30, 2011. We hold both the first and second lien positions in less than 1% of the home equity loan portfolio. We believe home equity loans with a CLTV of 90% or higher or a Fair Isaac Credit Organization (“FICO”) score below 700 are the loans with the highest levels of credit risk in our portfolios.

The following tables show the distribution of the mortgage loan portfolios by credit quality indicator (dollars in millions):

	One- to Four-Family		Home Equity
Current LTV/CLTV(1)	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
<=70%	$1,157.5	$1,380.3	$975.7	$1,084.9
70% - 80%	715.0	852.9	345.7	400.0
80% - 90%	916.0	1,168.3	475.6	575.9
90% - 100%	1,030.1	1,161.2	611.0	727.0
>100%	3,528.6	3,607.6	3,425.6	3,622.5

Total mortgage loans receivable	$7,347.2	$8,170.3	$5,833.6	$6,410.3

Average estimated current LTV/CLTV(2)	105.1%	100.8%	110.6%	107.7%
Average LTV/CLTV at loan origination(3)	70.8%	70.6%	79.2%	79.3%

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

(2)	The average estimated current LTV/CLTV ratio reflects the outstanding balance at the balance sheet date, divided by the estimated current property value.
(3)	Average LTV/CLTV at loan origination calculations are based on LTV/CLTV at time of purchase for one- to four-family purchased loans and undrawn balances for home equity loans.

	One- to Four-Family		Home Equity
	June 30,	December 31,	June 30,	December 31,
Documentation Type	2011	2010	2011	2010
Full documentation	$3,158.2	$3,556.5	$2,938.0	$3,201.4
Low/no documentation	4,189.0	4,613.8	2,895.6	3,208.9

Total mortgage loans receivable	$7,347.2	$8,170.3	$5,833.6	$6,410.3

	One- to Four-Family		Home Equity
Current FICO(1)	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
>=720	$4,009.3	$4,438.4	$3,072.8	$3,101.8
719 - 700	603.1	709.6	531.2	665.7
699 - 680	529.9	566.3	428.9	550.8
679 - 660	400.0	434.8	352.2	411.7
659 - 620	589.9	634.0	480.8	512.5
<620	1,215.0	1,387.2	967.7	1,167.8

Total mortgage loans receivable	$7,347.2	$8,170.3	$5,833.6	$6,410.3

(1)

FICO scores are updated on a quarterly basis; however, as of June 30, 2011 and December 31, 2010, there were some loans for which the updated FICO scores were not available. The current FICO distribution as of June 30, 2011 included original FICO scores for approximately $178 million and $63 million of one- to four-family and home equity loans, respectively. The current FICO distribution as of December 31, 2010 included original FICO scores for approximately $218 million and $168 million of one- to four-family and home equity loans, respectively.

	One- to Four-Family		Home Equity
Acquisition Channel	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
Purchased from a third party	$6,021.6	$6,687.7	$5,102.6	$5,607.2
Originated by the Company	1,325.6	1,482.6	731.0	803.1

Total mortgage loans receivable	$7,347.2	$8,170.3	$5,833.6	$6,410.3

	One- to Four-Family		Home Equity
Vintage Year	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
2003 and prior	$272.1	$297.6	$345.2	$392.1
2004	685.1	759.3	529.9	585.7
2005	1,528.1	1,713.4	1,496.2	1,615.8
2006	2,800.1	3,108.3	2,716.9	2,999.1
2007	2,050.3	2,276.6	733.9	805.0
2008	11.5	15.1	11.5	12.6

Total mortgage loans receivable	$7,347.2	$8,170.3	$5,833.6	$6,410.3

	One- to Four-Family		Home Equity
Geographic Location	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
California	$3,407.2	$3,773.6	$1,705.7	$2,038.3
New York	546.9	613.0	416.4	459.0
Florida	515.0	563.4	412.9	456.0
Virginia	313.6	338.1	256.9	278.0
Other states	2,564.5	2,882.2	3,041.7	3,179.0

Total mortgage loans receivable	$7,347.2	$8,170.3	$5,833.6	$6,410.3

Approximately 39% and 40% of the Company’s real estate loans were concentrated in California at June 30, 2011 and December 31, 2010, respectively. No other state had concentrations of real estate loans that represented 10% or more of the Company’s real estate portfolio.

Allowance for Loan Losses

The allowance for loan losses is management’s estimate of credit losses inherent in the loan portfolio as of the balance sheet date. The estimate of the allowance for loan losses is based on a variety of quantitative and qualitative factors, including the composition and quality of the portfolio; delinquency levels and trends; current and historical charge-off and loss experience; historical loss mitigation experience; the condition of the real estate market and geographic concentrations within the loan portfolio; the interest rate climate; the overall availability of housing credit; and general economic conditions. The allowance for loan losses is typically equal to management’s forecast of loan losses in the twelve months following the balance sheet date as well as the estimated losses, including economic concessions to borrowers, over the estimated remaining life of loans modified in TDRs.

The general allowance for loan losses also included a specific qualitative component to account for a variety of economic and operational factors that are not directly considered in the quantitative loss model but are factors we believe may impact the level of credit losses. Examples of these economic and operational factors are the current level of unemployment and the limited historical charge-off and loss experience on modified loans. As of June 30, 2011, this qualitative component was 15% of the general allowance for loan losses and was applied by loan portfolio segment.

In determining the general allowance for loan losses, we allocate a portion of the allowance to various loan products based on an analysis of individual loans and pools of loans. However, the entire general allowance is available to absorb credit losses inherent in the total loan portfolio as of the balance sheet date.

Determining the adequacy of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain. Subsequent evaluations of the loan portfolio, in light of the factors then prevailing, may result in significant changes in the allowance for loan losses in future periods. We believe the allowance for loan losses at June 30, 2011 is representative of probable losses inherent in the loan portfolio at the balance sheet date.

The following table presents the allowance for loan losses by major loan category (dollars in millions):

	One- to Four-Family		Home Equity		Consumer and Other		Total
	Allowance	Allowance as a % of Loans Receivable(1)	Allowance	Allowance as a % of Loans Receivable(1)	Allowance	Allowance as a % of Loans Receivable(1)	Allowance	Allowance as a % of Loans Receivable(1)
June 30, 2011	$326.6	4.43%	$493.5	8.36%	$58.5	4.58%	$878.6	6.04%
December 31, 2010	$389.6	4.75%	$576.1	8.87%	$65.5	4.48%	$1,031.2	6.38%

(1)	Allowance as a percentage of loans receivable is calculated based on the gross loans receivable for each respective category.

During the six months ended June 30, 2011, the allowance for loan losses decreased by $152.6 million from the level at December 31, 2010. The decrease was driven by improving credit trends, as evidenced by the lower levels of at-risk (30-179 days delinquent) loans in the one- to four-family and home equity loan portfolios. The provision for loan losses has declined 80% from its peak of $517.8 million in the third quarter of 2008 and we expect it to continue to decline in 2011 when compared to 2010, although performance is subject to variability from quarter to quarter.

Troubled Debt Restructurings

Included in allowance for loan losses was a specific allowance of $329.2 million and $357.0 million that was established for TDRs at June 30, 2011 and December 31, 2010, respectively. The specific allowance for these individually impaired loans represents the expected loss over the remaining life of the loan, including the economic concession to the borrower. The following table shows loans that have been modified in a TDR and the specific valuation allowance by loan portfolio as well as the percentage of total expected losses as of June 30, 2011 and December 31, 2010 (dollars in millions):

	Recorded Investment in TDRs	Specific Valuation Allowance	Net Investment in TDRs	Specific Valuation Allowance as a % of TDR Loans	Total Expected Losses
June 30, 2011
One- to four-family	$756.6	$96.1	$660.5	13%	27%
Home equity	452.8	233.1	219.7	51%	55%

Total	$1,209.4	$329.2	$880.2	27%	37%

December 31, 2010
One- to four-family	$548.6	$84.5	$464.1	15%	28%
Home equity	488.3	272.5	215.8	56%	59%

Total	$1,036.9	$357.0	$679.9	34%	42%

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

The following table shows the TDRs by delinquency category as of June 30, 2011 and December 31, 2010 (dollars in millions):

	TDRs Current	TDRs 30-89 Days Delinquent	TDRs 90-179 Days Delinquent	TDRs 180+ Days Delinquent	Total Recorded Investment in TDRs
June 30, 2011
One- to four-family	$631.3	$58.0	$19.7	$47.6	$756.6
Home equity	370.6	47.6	30.7	3.9	452.8

Total	$1,001.9	$105.6	$50.4	$51.5	$1,209.4

December 31, 2010
One- to four-family	$420.2	$55.5	$21.6	$51.3	$548.6
Home equity	388.7	56.7	39.8	3.1	488.3

Total	$808.9	$112.2	$61.4	$54.4	$1,036.9

The average twelve month re-delinquency rates on loans that have been modified in a TDR were 31% and 43% for one- to four- family loans and home equity loans, respectively, as of June 30, 2011.

Net Charge-offs

The following table provides an analysis of the allowance for loan losses and net charge-offs for the three and six months ended June 30, 2011 and 2010 (dollars in millions):

	Charge-offs	Recoveries	Net Charge-offs	% of Average Loans (Annualized)
Three Months Ended June 30, 2011
One- to four-family	$(59.6)	$—	$(59.6)	3.18%
Home equity	(119.3)	9.0	(110.3)	7.12%
Consumer and other	(12.7)	4.5	(8.2)	2.49%

Total	$(191.6)	$13.5	$(178.1)	4.74%

Three Months Ended June 30, 2010
One- to four-family	$(69.6)	$—	$(69.6)	2.95%
Home equity	(150.7)	7.5	(143.2)	7.64%
Consumer and other	(19.6)	7.3	(12.3)	2.83%

Total	$(239.9)	$14.8	$(225.1)	4.82%

Six Months Ended June 30, 2011
One- to four-family	$(113.9)	$—	$(113.9)	2.96%
Home equity	(253.4)	15.8	(237.6)	7.49%
Consumer and other	(30.2)	10.0	(20.2)	2.96%

Total	$(397.5)	$25.8	$(371.7)	4.82%

Six Months Ended June 30, 2010
One- to four-family	$(172.2)	$—	$(172.2)	3.50%
Home equity	(327.4)	14.0	(313.4)	8.18%
Consumer and other	(42.7)	14.9	(27.8)	3.12%

Total	$(542.3)	$28.9	$(513.4)	5.32%

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

Net charge-offs for the three and six months ended June 30, 2011 compared to the same periods in 2010 decreased by $47.0 million and $141.7 million, respectively. Net charge-offs declined for the eighth consecutive quarter and are now 54% below their peak of $386.4 million in the second quarter of 2009. The overall decrease was due primarily to lower delinquencies in both one- to four- family and home equity loans. We believe net charge-offs will continue to decline in future periods when compared to the level of charge-offs in the three months ended June 30, 2011 as a result of the decline in special mention delinquencies, which is discussed below. However, because the timing and magnitude of the improvement is affected by many factors, we anticipate variability from quarter to quarter while continuing to see a downward trend over the long term. The following graph illustrates the net charge-offs by quarter:

Nonperforming Assets

We classify loans as nonperforming when they are 90 days past due. The following table shows the comparative data for nonperforming loans and assets (dollars in millions):

	June 30, 2011	December 31, 2010
One- to four-family	$812.0	$1,011.2
Home equity	166.5	194.7
Consumer and other	4.6	5.5

Total nonperforming loans	983.1	1,211.4
Real estate owned (“REO”) and other repossessed assets, net	116.9	133.5

Total nonperforming assets, net	$1,100.0	$1,344.9

Nonperforming loans receivable as a percentage of gross loans receivable	6.75%	7.50%
One- to four-family allowance for loan losses as a percentage of one- to four-family nonperforming loans	40.22%	38.53%
Home equity allowance for loan losses as a percentage of home equity nonperforming loans	296.46%	295.91%
Consumer and other allowance for loan losses as a percentage of consumer and other nonperforming loans	1261.25%	1194.56%
Total allowance for loan losses as a percentage of total nonperforming loans	89.37%	85.12%

During the six months ended June 30, 2011, nonperforming assets, net decreased $244.9 million to $1.1 billion when compared to December 31, 2010. This was attributed primarily to a decrease in nonperforming one- to four-family loans of $199.2 million and home equity loans of $28.2 million for the six months ended June 30, 2011 when compared to December 31, 2010.

The following graph illustrates the nonperforming loans by quarter:

The allowance as a percentage of total nonperforming loans receivable, net increased from 85.12% at December 31, 2010 to 89.37% at June 30, 2011. This increase was driven by a decrease in both one- to four-family and home equity allowance, which was more than offset by a decrease in both one- to four-family and home equity nonperforming loans. The balance of nonperforming loans includes loans delinquent 90 to 179 days as well as loans delinquent 180 days and greater. We believe the distinction between these two periods is important as loans delinquent 180 days and greater have been written down to their expected recovery value, whereas loans delinquent 90 to 179 days have not (unless they are in process of bankruptcy). We believe loans delinquent 90 to 179 days is an important measure because these loans are expected to drive the vast majority of future charge-offs. Additional charge-offs on loans delinquent 180 days are possible if home prices decline beyond current expectations, but we do not anticipate these charge-offs to be significant, particularly when compared to the expected charge-offs on loans delinquent 90 to 179 days. We expect the balances of one- to four-family loans delinquent 180 days and greater to decline over time; however, we expect the balances to remain at high levels in the near term due to the extensive amount of time it takes to foreclose on a property in the current real estate market.

The following table shows the comparative data for loans delinquent 90 to 179 days (dollars in millions):

	June 30, 2011	December 31, 2010
One- to four-family	$167.4	$226.1
Home equity	115.3	143.0
Consumer and other loans	4.2	4.8

Total loans delinquent 90-179 days(1)	$286.9	$373.9

Loans delinquent 90-179 days as a percentage of gross loans receivable	1.97%	2.31%

(1)

The decrease in loans delinquent 90-179 days includes the impact of loan modification programs in which borrowers who were 90-179 days past due were made current. Loans modified as TDRs are accounted for as nonaccrual loans at the time of modification and return to accrual status after six consecutive payments are made in accordance with the modified terms.

The following graph shows the loans delinquent 90 to 179 days for each of our major loan categories:

In addition to nonperforming assets, we monitor loans in which a borrower’s past credit history casts doubt on their ability to repay a loan (“special mention” loans). We classify loans as special mention when they are between 30 and 89 days past due. The following table shows the comparative data for special mention loans (dollars in millions):

	June 30, 2011	December 31, 2010
One- to four-family	$286.0	$388.6
Home equity	155.6	175.6
Consumer and other loans	19.7	25.2

Total special mention loans(1)	$461.3	$589.4

Special mention loans receivable as a percentage of gross loans receivable	3.17%	3.65%

(1)

The decrease in special mention loans includes the impact of loan modification programs in which borrowers who were 30 to 89 days past due were made current. Loans modified as TDRs are accounted for as nonaccrual loans at the time of modification and return to accrual status after six consecutive payments are made in accordance with the modified terms.

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

During the six months ended June 30, 2011, special mention loans decreased by $128.1 million to $461.3 million and are down 55% from their peak of $1.0 billion in the fourth quarter of 2008. This decrease was largely due to a decrease in both one- to four-family and home equity special mention loans. While the level of special mention loans can fluctuate significantly in any given period, we believe the continued decrease we observed in recent quarters is an encouraging sign regarding the future credit performance of this portfolio.

The following graph illustrates the special mention loans by quarter:

Securities

We focus primarily on security type and credit rating to monitor credit risk in our securities portfolios. We believe our highest concentration of credit risk within this portfolio is the non-agency CMO portfolio. The table below details the amortized cost of debt securities and FHLB stock by average credit ratings and type of asset as of June 30, 2011 and December 31, 2010 (dollars in millions):

June 30, 2011	AAA	AA	A	BBB	Below Investment Grade and Non-Rated	Total
Agency mortgage-backed securities and CMOs	$17,652.7	$—	$—	$—	$—	$17,652.7
Agency debentures	1,064.1	—	—	—	—	1,064.1
Other agency debt securities	748.1	—	—	—	—	748.1
Non-agency CMOs	17.2	10.7	7.9	18.2	397.9	451.9
Municipal bonds, corporate bonds and FHLB stock	190.7	1.2	8.0	29.4	—	229.3

Total	$19,672.8	$11.9	$15.9	$47.6	$397.9	$20,146.1

December 31, 2010	AAA	AA	A	BBB	Below Investment Grade and Non-Rated	Total
Agency mortgage-backed securities and CMOs	$14,946.9	$—	$—	$—	$—	$14,946.9
Agency debentures	1,543.7	—	—	—	—	1,543.7
Other agency debt securities	502.5	—	—	—	—	502.5
Non-agency CMOs	37.4	49.3	115.7	9.0	278.9	490.3
Municipal bonds, corporate bonds and FHLB stock	194.8	—	17.4	19.9	—	232.1

Total	$17,225.3	$49.3	$133.1	$28.9	$278.9	$17,715.5

While the vast majority of this portfolio is AAA-rated, we concluded during the three and six months ended June 30, 2011 that approximately $91.0 million and $187.4 million of the non-agency CMOs in this portfolio were other-than-temporarily impaired, respectively. As a result of the deterioration in the expected credit performance of the underlying loans in those specific securities, they were written down by recording $2.9 million and $8.9 million of net impairment during the three and six months ended June 30, 2011, respectively. Further declines in the performance of our non-agency CMO portfolio could result in additional impairments in future periods.

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

IFRS—International Financial Reporting Standards.

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

Risk-weighted assets—Primarily computed by the assignment of specific risk-weightings assigned by the regulators to assets and off-balance sheet instruments for capital adequacy calculations.

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

Tier 1 capital—Adjusted equity capital used in the calculation of capital adequacy ratios. Tier 1 capital equals: total shareholders’ equity, plus/(less) unrealized losses (gains) on available-for-sale securities and cash flow hedges and qualifying restricted core capital elements, less disallowed servicing and deferred tax assets, goodwill and certain other intangible assets.

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

Interest Rate Risk

The management of interest rate risk is essential to profitability. Interest rate risk is exposure to changes in interest rates. In general, we manage interest rate risk by balancing variable-rate and fixed-rate assets and liabilities and we utilize derivatives in a way that reduces overall exposure to changes in interest rates. In recent years, we have managed interest rate risk to achieve a minimum to moderate risk profile with limited exposure to earnings volatility resulting from interest rate fluctuations. Exposure to interest rate risk requires management to make complex assumptions regarding maturities, market interest rates and customer behavior. Changes in interest rates, including the following, could impact interest income and expense:

•	Interest-earning assets and interest-bearing liabilities may re-price at different times or by different amounts creating a mismatch.

•	The yield curve may steepen, flatten or change shape affecting the spread between short- and long-term rates. Widening or narrowing spreads could impact net interest income.

•	Market interest rates may influence prepayments resulting in maturity mismatches. In addition, prepayments could impact yields as premium and discounts amortize.

Exposure to market risk is dependent upon the distribution and composition of interest-earning assets, interest-bearing liabilities and derivatives. The differing risk characteristics of each product are managed to mitigate our exposure to interest rate fluctuations. At June 30, 2011, 90% of our total assets were enterprise interest-earning assets.

At June 30, 2011, approximately 67% of total assets were residential real estate loans and available-for-sale and held-to-maturity mortgage-backed securities. The values of these assets are sensitive to changes in interest rates, as well as expected prepayment levels. As interest rates increase, fixed rate residential mortgages and mortgage-backed securities tend to exhibit lower prepayments. The inverse is true in a falling rate environment.

When real estate loans prepay, unamortized premiums are written off. Depending on the timing of the prepayment, the write-offs of unamortized premiums may result in lower than anticipated yields. The Asset Liability Committee (“ALCO”) reviews estimates of the impact of changing market rates on prepayments. This information is incorporated into our interest rate risk management strategy.

Our liability structure consists of two central sources of funding: deposits and wholesale borrowings. Cash provided to us through deposits is the primary source of funding. Key deposit products include sweep accounts, complete savings accounts and other money market and savings accounts. Wholesale borrowings include securities sold under agreements to repurchase and FHLB advances. Other sources of funding include customer payables, which is customer cash contained within our broker-dealers, and corporate debt issued by the parent company.

Deposit accounts and customer payables tend to be less rate-sensitive than wholesale borrowings. Agreements to repurchase securities re-price as interest rates change. Sweep accounts, complete savings accounts and other money market and savings accounts re-price at management’s discretion. FHLB advances and corporate debt generally have fixed rates.

Derivative Instruments

We use derivative instruments to help manage interest rate risk. Interest rate swaps involve the exchange of fixed-rate and variable-rate interest payments between two parties based on a contractual underlying notional amount, but do not involve the exchange of the underlying notional amounts. Option products are utilized primarily to decrease the market value changes resulting from the prepayment dynamics of the mortgage portfolio, as well as to protect against increases in funding costs. The types of options employed include Cap Options (“Caps”), Floor Options (“Floors”), “Payor Swaptions” and “Receiver Swaptions”. Caps mitigate the market risk associated with increases in interest rates while Floors mitigate the risk associated with decreases in market interest rates. Similarly, Payor and Receiver Swaptions mitigate the market risk associated with the respective increases and decreases in interest rates. See derivative instruments discussion at Note 6—Accounting for Derivative Instruments and Hedging Activities in Item 1. Consolidated Financial Statements (Unaudited).

Scenario Analysis

Scenario analysis is an advanced approach to estimating interest rate risk exposure. Under the NPVE approach, the present value of all existing assets, liabilities, derivatives and forward commitments are estimated and then combined to produce a NPVE figure. The sensitivity of this value to changes in interest rates is then determined by applying alternative interest rate scenarios, which include, but are not limited to, instantaneous parallel shifts up 100, 200 and 300 basis points and down 100 basis points. The NPVE method is used at the E*TRADE Bank level and not for the Company. E*TRADE Bank had 99% of enterprise interest-earning assets at both June 30, 2011 and December 31, 2010 and held 98% of enterprise interest-bearing liabilities at both June 30, 2011 and December 31, 2010. The sensitivity of NPVE at June 30, 2011 and December 31, 2010 and the limits established by E*TRADE Bank’s Board of Directors are listed below (dollars in millions):

Parallel Change in Interest Rates (basis points)(1)	Change in NPVE
	June 30, 2011		December 31, 2010
	Amount	Percentage	Amount	Percentage	Board Limit
+300	$(154.0)	(5)%	$(88.5)	(3)%	(25)%
+200	$(70.6)	(2)%	$(37.0)	(1)%	(15)%
+100	$(3.3)	(0)%	$8.0	0%	(10)%
-100	$(202.5)	(6)%	$(147.5)	(4)%	(10)%

(1)

On June 30, 2011 and December 31, 2010, the yield for the three-month treasury bill was 0.03% and 0.12%, respectively. As a result, the requirements of the NPV Model were temporarily modified, resulting in the removal of the minus 200 and 300 basis points scenarios for the periods ended June 30, 2011 and December 31, 2010.

Under criteria published by its regulator, E*TRADE Bank’s overall interest rate risk exposure at June 30, 2011 was characterized as “minimum.” We actively manage interest rate risk positions. As interest rates change, we will re-adjust our strategy and mix of assets, liabilities and derivatives to optimize our position. For example, a 100 basis points increase in rates may not result in a change in value as indicated above. The ALCO monitors E*TRADE Bank’s interest rate risk position.

PART I—FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (LOSS)

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue:
Operating interest income	$394,653	$381,780	$782,119	$788,746
Operating interest expense	(79,232)	(79,753)	(156,996)	(166,322)

Net operating interest income	315,421	302,027	625,123	622,424

Commissions	103,850	119,554	228,283	232,806
Fees and service charges	36,608	35,204	73,853	77,434
Principal transactions	23,756	28,706	53,332	54,917
Gains on loans and securities, net	31,011	48,908	63,345	77,954
Other-than-temporary impairment (“OTTI”)	(2,027)	(15,108)	(6,901)	(29,632)
Less: noncredit portion of OTTI recognized into (out of) other comprehensive income (before tax)	(857)	2,950	(2,045)	8,822

Net impairment	(2,884)	(12,158)	(8,946)	(20,810)
Other revenues	9,857	11,760	19,324	25,779

Total non-interest income	202,198	231,974	429,191	448,080

Total net revenue	517,619	534,001	1,054,314	1,070,504

Provision for loan losses	103,136	165,666	219,194	433,645
Operating expense:
Compensation and benefits	80,518	80,940	164,521	168,150
Clearing and servicing	39,192	38,141	78,347	77,300
Advertising and market development	37,019	29,777	81,384	67,912
Professional services	21,492	19,480	44,960	39,770
FDIC insurance premiums	24,031	19,260	44,598	38,575
Communications	17,227	18,424	32,782	38,871
Occupancy and equipment	17,163	17,614	33,977	35,821
Depreciation and amortization	22,724	22,001	44,771	42,647
Amortization of other intangibles	6,537	7,141	13,075	14,283
Facility restructuring and other exit activities	2,046	(1,853)	5,598	1,520
Other operating expenses	22,969	24,736	44,919	46,148

Total operating expense	290,918	275,661	588,932	570,997

Income before other income (expense) and income tax expense (benefit)	123,565	92,674	246,188	65,862
Other income (expense):
Corporate interest income	63	57	679	80
Corporate interest expense	(44,824)	(41,205)	(88,101)	(82,248)
Gains on sales of investments, net	38	—	38	109
Gains on early extinguishment of debt	3,091	—	3,091	—
Equity in income (loss) of investments and venture funds	675	733	(323)	2,527

Total other income (expense)	(40,957)	(40,415)	(84,616)	(79,532)

Income (loss) before income tax expense (benefit)	82,608	52,259	161,572	(13,670)
Income tax expense (benefit)	35,490	17,183	69,221	(909)

Net income (loss)	$47,118	$35,076	$92,351	$(12,761)

Basic earnings (loss) per share	$0.18	$0.17	$0.37	$(0.06)
Diluted earnings (loss) per share	$0.16	$0.12	$0.32	$(0.06)
Shares used in computation of per share data:
Basic	269,119	211,642	249,817	201,972
Diluted	289,643	289,150	289,725	201,972

See accompanying notes to consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(In thousands, except share amounts)

(Unaudited)

	June 30, 2011	December 31, 2010
ASSETS
Cash and equivalents	$1,369,711	$2,374,346
Cash and investments required to be segregated under federal or other regulations	668,004	609,510
Trading securities	79,852	62,173
Available-for-sale securities (includes securities pledged to creditors with the right to sell or repledge of $4,614,111 at June 30, 2011 and $5,621,156 at December 31, 2010)	15,032,599	14,805,677
Held-to-maturity securities (fair value of $4,850,710 at June 30, 2011 and $2,422,335 at December 31, 2010; includes securities pledged to creditors with the right to sell or repledge of $1,663,816 at June 30, 2011 and $884,214 at December 31, 2010)	4,834,512	2,462,710
Margin receivables	5,661,002	5,120,575
Loans, net (net of allowance for loan losses of $878,615 at June 30, 2011 and $1,031,169 at December 31, 2010)	13,679,679	15,127,390
Investment in FHLB stock	152,772	164,381
Property and equipment, net	301,153	302,658
Goodwill	1,934,232	1,939,976
Other intangibles, net	298,880	325,403
Other assets	2,971,916	3,078,202

Total assets	$46,984,312	$46,373,001

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$25,998,073	$25,240,297
Securities sold under agreements to repurchase	5,184,169	5,888,249
Customer payables	5,341,714	5,020,086
FHLB advances and other borrowings	2,730,831	2,731,714
Corporate debt	1,543,421	2,145,881
Other liabilities	1,373,759	1,294,329

Total liabilities	42,171,967	42,320,556

Commitments and contingencies (see Note 13)

Shareholders’ equity:
Common stock, $0.01 par value, shares authorized: 400,000,000 at June 30, 2011 and December 31, 2010; shares issued and outstanding: 279,734,171 at June 30, 2011 and 220,840,821 at December 31, 2010	2,797	2,208
Additional paid-in-capital (“APIC”)	7,247,894	6,640,715
Accumulated deficit	(2,059,487)	(2,151,838)
Accumulated other comprehensive loss	(378,859)	(438,640)

Total shareholders’ equity	4,812,345	4,052,445

Total liabilities and shareholders’ equity	$46,984,312	$46,373,001

See accompanying notes to the consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income (loss)	$47,118	$35,076	$92,351	$(12,761)
Other comprehensive income
Available-for-sale securities:
OTTI, net(1)	1,264	9,373	4,252	18,249
Noncredit portion of OTTI reclassification (into) out of other comprehensive income, net(2)	535	(1,830)	1,263	(5,418)
Unrealized gains, net(3)	99,104	124,497	111,991	178,399
Reclassification into earnings, net(4)	(15,802)	(26,590)	(37,761)	(44,555)

Net change from available-for-sale securities	85,101	105,450	79,745	146,675

Cash flow hedging instruments:
Unrealized losses, net(5)	(63,604)	(76,078)	(56,803)	(109,973)
Reclassification into earnings, net(6)	17,089	11,317	33,352	22,705

Net change from cash flow hedging instruments	(46,515)	(64,761)	(23,451)	(87,268)

Foreign currency translation gains (losses)	1,452	(6,113)	3,487	(8,202)

Other comprehensive income	40,038	34,576	59,781	51,205

Comprehensive income	$87,156	$69,652	$152,132	$38,444

(1)

Amounts are net of benefit from income taxes of $0.8 million and $2.6 million for the three and six months ended June 30, 2011, respectively, compared to benefit from income taxes of $5.8 million and $11.4 million for the three and six months ended June 30, 2010, respectively.

(2)

Amounts are net of benefit from income taxes of $0.3 million and $0.8 million for the three and six months ended June 30, 2011, respectively, compared to benefit from income taxes of $1.1 million and $3.4 million for the three and six months ended June 30, 2010, respectively.

(3)

Amounts are net of provision for income taxes of $59.8 million and $67.9 million for the three and six months ended June 30, 2011, respectively, compared to provision for income taxes of $76.2 million and $110.5 million for the three and six months ended June 30, 2010, respectively.

(4)

Amounts are net of provision for income taxes of $9.5 million and $23.4 million for the three and six months ended June 30, 2011, respectively, compared to provision for income taxes of $16.3 million and $27.7 million for the three and six months ended June 30, 2010, respectively.

(5)

Amounts are net of benefit from income taxes of $38.3 million and $34.3 million for the three and six months ended June 30, 2011, respectively, compared to benefit from income taxes of $46.3 million and $63.8 million for the three and six months ended June 30, 2010, respectively.

(6)

Amounts are net of benefit from income taxes of $10.3 million and $19.9 million for the three and six months ended June 30, 2011, respectively, compared to benefit from income taxes of $6.9 million and $12.8 million for the three and six months ended June 30, 2010, respectively.

See accompanying notes to the consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2010	220,841	$2,208	$6,640,715	$(2,151,838)	$(438,640)	$4,052,445
Net income	—	—	—	92,351	—	92,351
Other comprehensive income	—	—	—	—	59,781	59,781
Conversion of convertible debentures	58,405	584	603,347	—	—	603,931
Exercise of stock options and related tax effects	29	—	1,504	—	—	1,504
Issuance of restricted stock, net of forfeitures and retirements to pay taxes	459	5	(4,673)	—	—	(4,668)
Share-based compensation	—	—	7,022	—	—	7,022
Other	—	—	(21)	—	—	(21)

Balance, June 30, 2011	279,734	$2,797	$7,247,894	$(2,059,487)	$(378,859)	$4,812,345

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2009	189,397	$1,894	$6,275,157	$(2,123,366)	$(404,130)	$3,749,555
Net loss	—	—	—	(12,761)	—	(12,761)
Other comprehensive income	—	—	—	—	51,205	51,205
Conversion of convertible debentures	30,079	301	310,732	—	—	311,033
Exercise of stock options and related tax effects	16	—	(2,094)	—	—	(2,094)
Issuance of restricted stock, net of forfeitures and retirements to pay taxes	748	7	(5,259)	—	—	(5,252)
Share-based compensation	—	—	13,888	—	—	13,888
Claims settlement under Section 16(b)	—	—	35,000	—	—	35,000
Other	—	—	(139)	—	—	(139)

Balance, June 30, 2010	220,240	$2,202	$6,627,285	$(2,136,127)	$(352,925)	$4,140,435

See accompanying notes to the consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$92,351	$(12,761)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	219,194	433,645
Depreciation and amortization (including discount amortization and accretion)	164,870	166,080
Net impairment, gains on loans and securities, net and gains on sales of investments, net	(54,437)	(57,253)
Equity in (income) loss of investments and venture funds	323	(2,527)
Gains on early extinguishment of debt	(3,091)	—
Share-based compensation	7,022	13,888
Deferred taxes	72,128	3,513
Other	8,241	(13,922)
Net effect of changes in assets and liabilities:
(Increase) decrease in cash and investments required to be segregated under federal or other regulations	(58,494)	1,284,436
Increase in margin receivables	(540,427)	(1,035,898)
Increase (decrease) in customer payables	321,628	(841,699)
Proceeds from sales of loans held-for-sale	56,860	80,295
Originations of loans held-for-sale	(55,971)	(61,766)
Proceeds from sales, repayments and maturities of trading securities	275,096	638,292
Purchases of trading securities	(283,483)	(650,249)
(Increase) decrease in other assets	(47)	303,275
(Decrease) increase in other liabilities	(62,470)	150,507

Net cash provided by operating activities	159,293	397,856

Cash flows from investing activities:
Purchases of available-for-sale securities	(4,510,115)	(6,548,576)
Proceeds from sales, maturities of and principal payments on available-for-sale securities	4,429,091	7,462,495
Purchases of held-to-maturity securities	(2,493,536)	(781,592)
Proceeds from maturities of and principal payments on held-to-maturity securities	116,849	—
Net decrease in loans receivable	1,140,538	1,321,541
Capital expenditures for property and equipment	(43,556)	(38,895)
Proceeds from sale of REO and repossessed assets	85,483	116,313
Net cash flow from derivatives hedging assets	30,469	(4,953)
Other	26,213	(156,678)

Net cash (used in) provided by investing activities	$(1,218,564)	$1,369,655

See accompanying notes to the consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS-(Continued)

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from financing activities:
Net increase (decrease) in deposits	$757,607	$(845,249)
Sale of deposits	—	(980,549)
Net decrease in securities sold under agreements to repurchase	(704,080)	(189,862)
Advances from FHLB	1,000,000	1,350,000
Payments on advances from FHLB	(1,000,000)	(1,350,000)
Net proceeds from issuance of senior notes	427,388	—
Payments on senior notes	(425,956)	—
Claims settlement under Section 16(b)	—	35,000
Net cash flow from derivatives hedging liabilities	16,724	(178,995)
Other	(17,047)	3,781

Net cash provided by (used in) financing activities	54,636	(2,155,874)

Effect of exchange rates on cash	—	(1,788)

Decrease in cash and equivalents	(1,004,635)	(390,151)
Cash and equivalents, beginning of period	2,374,346	3,483,238

Cash and equivalents, end of period	$1,369,711	$3,093,087

Supplemental disclosures:
Cash paid for interest	$212,910	$224,926
Refund received for income taxes	$(319)	$(95,671)
Non-cash investing and financing activities:
Conversion of convertible debentures to common stock	$603,931	$311,033
Transfers from loans to other real estate owned and repossessed assets	$107,237	$161,070
Reclassification of loans held-for-investment to loans held-for-sale	$—	$252,627
Transfers from loans to available-for-sale securities	$—	$222,729

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

Related Party—As of June 30, 2011, Citadel was the Company’s largest stockholder, and based upon the Company’s review of publicly available information, the Company believes Citadel owned approximately 9.8% of its outstanding common stock and none of its non-interest bearing convertible debentures. In addition, Kenneth Griffin, President and CEO of Citadel, joined the Board of Directors on June 8, 2009 pursuant to a director nomination right granted to Citadel in 2007. The contractual arrangements that required the Company to route substantially all of its customer orders in exchange-listed options and 40% of its customer orders in Regulation NMS Securities to an affiliate of Citadel expired at December 31, 2010. During both the three and six months ended June 30, 2011, the Company routed approximately 50% of its customer orders in exchange-listed options and approximately 20% of its customer orders in Regulation NMS Securities to an affiliate of Citadel for order handling and execution at current market rates.

Use of Estimates—The consolidated financial statements were prepared in accordance with GAAP, which require management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes for the periods presented. Actual results could differ from management’s estimates. Certain significant accounting policies are noteworthy because they are based on estimates and assumptions that require complex and subjective judgments by management. Changes in these estimates or assumptions could materially impact the Company’s financial condition and results of operations. Material estimates in which management believes near-term changes could reasonably occur include: allowance for loan losses; fair value measurements; classification and valuation of certain investments; accounting for derivative instruments; estimates of effective tax rates, deferred taxes and valuation allowances; valuation of goodwill and other intangibles; and valuation and expensing of share-based payments.

Financial Statement Descriptions and Related Accounting Policies—Financial statement descriptions and related accounting policies are more fully described in Item 8. Financial Statements and Supplementary Data in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Margin Receivables—The fair value of securities that the Company received as collateral in connection with margin receivables and securities borrowing activities, where the Company is permitted to sell or re-pledge the securities, was approximately $7.9 billion and $7.1 billion as of June 30, 2011 and December 31, 2010, respectively. Of this amount, $1.3 billion and $1.2 billion had been pledged or sold in connection with securities loans, bank borrowings and deposits with clearing organizations as of June 30, 2011 and December 31, 2010, respectively.

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

A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring

In April 2011, the FASB amended the accounting guidance for TDRs. The amendments clarify the guidance on a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. The amended accounting guidance will be effective for the first interim or annual period beginning on or after June 15, 2011, or July 1, 2011 for the Company, and will be applied retrospectively to the beginning of the annual period of adoption, or January 1, 2011 for the Company. The adoption of the amended accounting guidance will not affect the Company’s conclusion that the Company’s modification of loans through traditional collections actions taken in the normal course of servicing delinquent accounts that typically result in an insignificant delay in the timing of payments are not TDRs. The adoption of the amended accounting guidance will not have a material impact on the Company’s financial condition, results of operations, or cash flows.

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

Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs

In May 2011, the FASB amended the accounting and disclosure guidance related to fair value measurements. The amended guidance will result in common fair value measurement and disclosure requirements in GAAP and IFRSs. The amended guidance changes the wording used to describe certain requirements in GAAP for measuring fair value and for disclosing information about fair value measurement. The amended accounting guidance will be effective for interim and annual periods beginning after December 15, 2011, or January 1, 2012 for the Company, and will be applied prospectively. The adoption of the amended guidance will not have a material impact on the Company’s financial condition, results of operations, or cash flows.

Presentation of Comprehensive Income

In June 2011, the FASB amended the presentation guidance for comprehensive income. Among other presentation changes, the amended guidance provides the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amended presentation guidance will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, or January 1, 2012 for the Company and will be applied retrospectively.

NOTE 2—OPERATING INTEREST INCOME AND OPERATING INTEREST EXPENSE

The following table shows the components of operating interest income and operating interest expense (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Operating interest income:
Loans	$180,974	$225,340	$367,319	$466,920
Available-for-sale securities	106,759	93,929	217,640	203,222
Margin receivables	58,682	49,963	114,975	94,676
Held-to-maturity securities	32,973	1,261	53,723	1,261
Securities borrowed and other	15,265	11,287	28,462	22,667

Total operating interest income	394,653	381,780	782,119	788,746

Operating interest expense:
Securities sold under agreements to repurchase	(37,981)	(30,721)	(75,974)	(65,467)
FHLB advances and other borrowings	(26,978)	(30,751)	(52,242)	(60,179)
Deposits	(11,715)	(16,160)	(23,989)	(36,120)
Customer payables and other	(2,558)	(2,121)	(4,791)	(4,556)

Total operating interest expense	(79,232)	(79,753)	(156,996)	(166,322)

Net operating interest income	$315,421	$302,027	$625,123	$622,424

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

Residential Mortgage-backed Securities

The Company’s residential mortgage-backed securities portfolio was comprised of agency mortgage-backed securities and CMOs, which represented the majority of the portfolio, and non-agency CMOs. As agency mortgage-backed securities and CMOs were guaranteed by U.S. government sponsored and federal agencies, these securities were AAA-rated as of June 30, 2011. The majority of the Company’s non-agency CMOs were backed by first lien mortgages and were below investment grade or non-rated as of June 30, 2011. The weighted average coupon rates for the residential mortgage-backed securities as of June 30, 2011 are shown in the following table:

Weighted Average Coupon Rate
Agency mortgage-backed securities	3.60%
Agency CMOs	3.61%
Non-agency CMOs	4.21%

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

Non-agency CMOs were valued using market and income approaches with market observable data, including recent market transactions when available. The Company also utilized a pricing service to corroborate the market observability of the Company’s inputs used in the fair value measurements. The valuations of non-agency CMOs reflect the Company’s best estimate of what market participants would consider in pricing the financial instruments. The following table presents additional information about the underlying loans and significant inputs for the valuation of non-agency CMOs as of June 30, 2011:

	Weighted Average	Range
Underlying loans:
Coupon rate	4.28%	2.47% - 6.83%
Maturity (years)	24	12 - 27
Significant inputs:
Yield	4%	1% - 10%
Default rate(1)	15%	2% - 45%
Loss severity	43%	0% - 106%
Prepayment rate	9%	0% - 29%

(1)	The default rate reflects the implied rate necessary to equate market price to the book yield given the market credit assumption.

The Company considers the price transparency for these financial instruments to be a key determinant of the degree of judgment involved in determining the fair value. As of June 30, 2011, the majority of the Company’s non-agency CMOs were categorized in Level 3 of the fair value hierarchy.

Other Debt Securities

The fair value measurement of other agency debt securities was determined using market and income approaches along with the Company’s own trading activities for identical instruments and was categorized in

Level 2 of the fair value hierarchy. The Company’s municipal bonds are revenue bonds issued by state and other local government agencies. The valuation of corporate bonds is impacted by the credit worthiness of the corporate issuer. All of the Company’s municipal bonds and corporate bonds were rated investment grade as of June 30, 2011. These securities were valued using a market approach with pricing service valuations corroborated by recent market transactions for similar or identical bonds. Municipal bonds and corporate bonds were generally categorized in Level 2 of the fair value hierarchy.

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

Securities Owned and Securities Sold, Not Yet Purchased

Securities transactions entered into by broker-dealer subsidiaries are included in trading securities and securities sold, not yet purchased in the Company’s fair value disclosures. For equity securities, the Company’s definition of actively traded is based on average daily volume and other market trading statistics. The fair value of the majority of securities owned and securities sold, not yet purchased was determined using listed or quoted market prices and were categorized in Level 1 or Level 2 of the fair value hierarchy.

Recurring Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis are summarized below (dollars in thousands):

	Level 1	Level 2	Level 3	Fair Value
June 30, 2011:
Assets
Trading securities	$63,945	$6,695	$9,212	$79,852
Available-for-sale securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	—	13,578,425	—	13,578,425
Non-agency CMOs	—	160,908	214,793	375,701

Total residential mortgage-backed securities	—	13,739,333	214,793	13,954,126

Investment securities:
Agency debentures	—	807,975	—	807,975
Other agency debt securities	—	209,443	—	209,443
Municipal bonds	—	40,641	—	40,641
Corporate bonds	—	20,414	—	20,414

Total investment securities	—	1,078,473	—	1,078,473

Total available-for-sale securities	—	14,817,806	214,793	15,032,599

Other assets:
Derivative assets(1)	—	172,106	—	172,106
Deposits with clearing organizations(2)	29,000	—	—	29,000

Total other assets measured at fair value on a recurring basis	29,000	172,106	—	201,106

Total assets measured at fair value on a recurring basis(3)	$92,945	$14,996,607	$224,005	$15,313,557

Liabilities
Derivative liabilities(1)	$—	$149,434	$—	$149,434
Securities sold, not yet purchased	56,789	2,594	—	59,383

Total liabilities measured at fair value on a recurring basis(3)	$56,789	$152,028	$—	$208,817

(1)	All derivative assets and liabilities are interest rate contracts. Information related to derivative instruments is detailed in Note 6—Accounting for Derivative Instruments and Hedging Activities.
(2)	Represents U.S. Treasury securities held by a broker-dealer subsidiary.
(3)	Assets and liabilities measured at fair value on a recurring basis represented 33% and less than 1% of the Company’s total assets and total liabilities, respectively.

	Level 1	Level 2	Level 3	Fair Value
December 31, 2010:
Assets
Trading securities	$55,630	$5,913	$630	$62,173
Available-for-sale securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	—	12,898,114	—	12,898,114
Non-agency CMOs	—	200,169	195,220	395,389

Total residential mortgage-backed securities	—	13,098,283	195,220	13,293,503

Investment securities:
Agency debentures	—	1,269,552	—	1,269,552
Other agency debt securities	—	187,462	—	187,462
Municipal bonds	—	37,331	—	37,331
Corporate bonds	—	17,829	—	17,829

Total investment securities	—	1,512,174	—	1,512,174

Total available-for-sale securities	—	14,610,457	195,220	14,805,677

Other assets:
Derivative assets(1)	—	248,911	—	248,911
Deposits with clearing organizations(2)	38,000	—	—	38,000

Total other assets measured at fair value on a recurring basis	38,000	248,911	—	286,911

Total assets measured at fair value on a recurring basis(3)	$93,630	$14,865,281	$195,850	$15,154,761

Liabilities
Derivative liabilities(1)	$—	$106,863	$—	$106,863
Securities sold, not yet purchased	51,889	2,846	—	54,735

Total liabilities measured at fair value on a recurring basis(3)	$51,889	$109,709	$—	$161,598

(1)	All derivative assets and liabilities are interest rate contracts. Information related to derivative instruments is detailed in Note 6—Accounting for Derivative Instruments and Hedging Activities.
(2)	Represents U.S. Treasury securities held by a broker-dealer subsidiary.
(3)	Assets and liabilities measured at fair value on a recurring basis represented 33% and less than 1% of the Company’s total assets and total liabilities, respectively.

The following tables present additional information about Level 3 assets and liabilities measured at fair value on a recurring basis (dollars in thousands):

		Available-for-sale Securities
	Trading Securities	Non-agency CMOs
Balance, March 31, 2011	$553	$255,066
Realized and unrealized gains (losses):(1)
Included in earnings(2)	(270)	(191)
Included in other comprehensive income(3)	—	2,679
Settlements	—	(12,181)
Transfers in to Level 3(4)	8,929	131,135
Transfers out of Level 3(4)	—	(161,715)

Balance, June 30, 2011	$9,212	$214,793

(1)	The majority of total realized and unrealized gains (losses) were related to instruments held at June 30, 2011.
(2)	The majority of realized and unrealized gains (losses) included in earnings are reported in the gains on loans and securities, net and net impairment line items.
(3)	The majority of realized and unrealized gains (losses) included in other comprehensive income are reported in the net change from available-for-sale securities line item.
(4)	The Company’s transfers in and out of Level 3 are as of the beginning of the reporting period on a quarterly basis.

		Available-for-sale Securities
	Trading Securities	Non-agency CMOs	Corporate Investments
Balance, March 31, 2010	$898	$233,130	$164
Realized and unrealized gains (losses):(1)
Included in earnings(2)	(86)	(11,980)	—
Included in other comprehensive income(3)	—	26,762	—
Purchases, sales, other settlements and issuances, net	(9)	(9,093)	(119)
Transfers in to Level 3(4)	—	6,369	—
Transfers out of Level 3(4)	—	(58,268)	—

Balance, June 30, 2010	$803	$186,920	$45

(1)	The majority of total realized and unrealized gains (losses) were related to instruments held at June 30, 2010.
(2)	The majority of realized and unrealized gains (losses) included in earnings are reported in the net impairment line item.
(3)	The majority of realized and unrealized gains (losses) included in other comprehensive income are reported in the net change from available-for-sale securities line item.
(4)	The Company’s transfers in and out of Level 3 are as of the beginning of the reporting period on a quarterly basis.

		Available-for-sale Securities
	Trading Securities	Non-agency CMOs
Balance, December 31, 2010	$630	$195,220
Realized and unrealized gains (losses):(1)
Included in earnings(2)	(347)	(5,958)
Included in other comprehensive income(3)	—	14,342
Settlements	—	(20,446)
Transfers in to Level 3(4)	8,929	194,822
Transfers out of Level 3(4)	—	(163,187)

Balance, June 30, 2011	$9,212	$214,793

(1)	The majority of total realized and unrealized gains (losses) were related to instruments held at June 30, 2011.
(2)	The majority of realized and unrealized gains (losses) included in earnings are reported in the net impairment line item.
(3)	The majority of realized and unrealized gains (losses) included in other comprehensive income are reported in the net change from available-for-sale securities line item.
(4)	The Company’s transfers in and out of Level 3 are as of the beginning of the reporting period on a quarterly basis.

		Available-for-sale Securities
	Trading Securities	Agency Mortgage- backed Securities and CMOs	Non-agency CMOs	Corporate Investments
Balance, December 31, 2009	$1,491	$17,972	$234,629	$173
Realized and unrealized gains (losses):(1)
Included in earnings(2)	(728)	—	(20,455)	—
Included in other comprehensive income(3)	—	—	45,756	(9)
Purchases, sales, other settlements and issuances, net	40	—	(19,246)	(119)
Transfers in to Level 3(4)	—	—	13,608	—
Transfers out of Level 3(4)	—	(17,972)	(67,372)	—

Balance, June 30, 2010	$803	$—	$186,920	$45

(1)	The majority of total realized and unrealized gains (losses) were related to instruments held at June 30, 2010.
(2)	The majority of realized and unrealized gains (losses) included in earnings are reported in the net impairment line item.
(3)	The majority of realized and unrealized gains (losses) included in other comprehensive income are reported in the net change from available-for-sale securities line item.
(4)	The Company’s transfers in and out of Level 3 are as of the beginning of the reporting period on a quarterly basis.

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

The Company’s transfers of certain CMOs in and out of Level 3 are generally driven by changes in price transparency for the securities. Financial instruments for which actively quoted prices or pricing parameters are available will have a higher degree of price transparency than financial instruments that are thinly traded or not quoted. As of June 30, 2011, less than 1% of the Company’s total assets and none of its total liabilities represented instruments measured at fair value on a recurring basis categorized as Level 3.

Nonrecurring Fair Value Measurements

The Company records certain other assets at fair value on a nonrecurring basis: 1) one- to four-family and home equity loans in which the amount of the loan balance in excess of the estimated current property value less costs to sell has been charged-off; and 2) real estate acquired through foreclosure that is carried at the lower of the property’s carrying value or fair value, less estimated selling costs. The following table presents the fair value of assets prior to deducting estimated selling costs that were carried on the consolidated balance sheet as of June 30, 2011 and December 31, 2010, and for which a nonrecurring fair value measurement has been recorded during the period (dollars in thousands):

	June 30, 2011	December 31, 2010
One- to four-family	$632,504	$880,044
Home equity	39,904	61,940

Total loans receivable measured at fair value	$672,408	$941,984

REO	$109,696	$140,029

Loans that have been delinquent for 180 days and are charged off based on estimated current property value remain classified as nonperforming loans until they complete the foreclosure process and become REO. Property valuations for one- to four-family and home equity loans are based on the most recent “as is” property valuation data available, which may include appraisals, prices for identical or similar properties, broker price opinions or home price indices. The Company obtains property valuation data quarterly. If the valuation data obtained is significantly different from the valuation previously received, the Company orders additional property valuation data to corroborate or update the valuation. Property valuations for real estate acquired through foreclosure are based on the lowest value of the most recent property valuation data available, which may include appraisals, listing prices or offer prices. These fair value measurements were classified as Level 3 of the fair value hierarchy as the majority of the valuations included Level 3 inputs that were significant to the estimate of fair value.

The following table presents the losses associated with the assets measured at fair value on a nonrecurring basis during the three and six months ended June 30, 2011 and 2010 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
One- to four-family	$56,742	$69,390	$107,942	$165,301
Home equity	28,262	45,500	59,173	83,073

Total losses on loans receivable measured at fair value	$85,004	$114,890	$167,115	$248,374

REO	$7,173	$8,483	$16,318	$20,561

Disclosures about Fair Value of Financial Instruments

The fair value measurements accounting guidance also requires the disclosure of the fair value of financial instruments not otherwise disclosed above. Different market assumptions and estimation methodologies could significantly affect fair value amounts. The fair value of financial instruments, not otherwise disclosed above, whose fair value approximates carrying value is summarized as follows:

•	Cash and equivalents, cash and investments required to be segregated, margin receivables and customer payables—Fair value is estimated to be carrying value.

•	Investment in FHLB stock—FHLB stock is carried at cost, which is considered to be a reasonable estimate of fair value.

Financial instruments whose fair values were different from their carrying values are summarized below (dollars in thousands):

	June 30, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Held-to-maturity securities	$4,834,512	$4,850,710	$2,462,710	$2,422,335
Loans, net(1)	$13,679,679	$12,371,301	$15,127,390	$13,431,465
Liabilities
Deposits	$25,998,073	$26,012,048	$25,240,297	$25,259,496
Securities sold under agreements to repurchase	$5,184,169	$5,246,362	$5,888,249	$5,955,283
FHLB advances and other borrowings	$2,730,831	$2,679,468	$2,731,714	$2,658,311
Corporate debt	$1,543,421	$1,894,924	$2,145,881	$2,855,318

(1)	The carrying value of loans, net includes the allowance for loan losses of $878.6 million and $1.0 billion as of June 30, 2011 and December 31, 2010, respectively.

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

NOTE 4—AVAILABLE-FOR-SALE AND HELD-TO-MATURITY SECURITIES

The amortized cost basis and fair value of available-for-sale and held-to-maturity securities are shown in the following tables (dollars in thousands):

	Amortized Cost	Gross Unrealized / Unrecognized Gains	Gross Unrealized / Unrecognized Losses	Fair Value
June 30, 2011:
Available-for-sale securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$13,576,040	$104,160	$(101,775)	$13,578,425
Non-agency CMOs	451,925	3,700	(79,924)	375,701

Total residential mortgage-backed securities	14,027,965	107,860	(181,699)	13,954,126

Investment securities:
Agency debentures	844,925	826	(37,776)	807,975
Other agency debt securities	209,023	2,166	(1,746)	209,443
Municipal bonds	42,410	—	(1,769)	40,641
Corporate bonds	25,356	—	(4,942)	20,414

Total investment securities	1,121,714	2,992	(46,233)	1,078,473

Total available-for-sale securities	$15,149,679	$110,852	$(227,932)	$15,032,599

Held-to-maturity securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$4,076,228	$29,224	$(16,758)	$4,088,694
Investment securities:
Agency debentures	219,206	1,679	—	220,885
Other agency debt securities	539,078	5,886	(3,833)	541,131

Total investment securities	758,284	7,565	(3,833)	762,016

Total held-to-maturity securities	$4,834,512	$36,789	$(20,591)	$4,850,710

December 31, 2010:
Available-for-sale securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$13,017,814	$71,274	$(190,974)	$12,898,114
Non-agency CMOs	490,250	2,885	(97,746)	395,389

Total residential mortgage-backed securities	13,508,064	74,159	(288,720)	13,293,503

Investment securities:
Agency debentures	1,324,464	3,470	(58,382)	1,269,552
Other agency debt securities	187,622	2,880	(3,040)	187,462
Municipal bonds	42,399	—	(5,068)	37,331
Corporate bonds	25,356	—	(7,527)	17,829

Total investment securities	1,579,841	6,350	(74,017)	1,512,174

Total available-for-sale securities	$15,087,905	$80,509	$(362,737)	$14,805,677

Held-to-maturity securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$1,928,651	$4,747	$(36,348)	$1,897,050
Investment securities:
Agency debentures	219,197	—	(3,025)	216,172
Other agency debt securities	314,862	—	(5,749)	309,113

Total investment securities	534,059	—	(8,774)	525,285

Total held-to-maturity securities	$2,462,710	$4,747	$(45,122)	$2,422,335

Contractual Maturities

The contractual maturities of all available-for-sale and held-to-maturity debt securities at June 30, 2011 are shown below (dollars in thousands):

	Amortized Cost	Fair Value
Available-for-sale debt securities:
Due within one to five years	$87,137	$87,913
Due within five to ten years	968,431	966,322
Due after ten years	14,094,111	13,978,364

Total available-for-sale debt securities	$15,149,679	$15,032,599

Held-to-maturity securities:
Due within one to five years	$225,301	$226,978
Due within five to ten years	1,298,135	1,301,942
Due after ten years	3,311,076	3,321,790

Total held-to-maturity debt securities	$4,834,512	$4,850,710

Other-Than-Temporary Impairment of Investments

The following tables show the fair value and unrealized or unrecognized losses on available-for-sale and held-to-maturity securities, aggregated by investment category, and the length of time that individual securities have been in a continuous unrealized or unrecognized loss position (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized / Unrecognized Losses	Fair Value	Unrealized / Unrecognized Losses	Fair Value	Unrealized / Unrecognized Losses
June 30, 2011:
Available-for-sale securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$6,802,630	$(100,551)	$73,653	$(1,224)	$6,876,283	$(101,775)
Non-agency CMOs	737	(19)	352,355	(79,905)	353,092	(79,924)
Investment securities:
Agency debentures	748,744	(37,776)	—	—	748,744	(37,776)
Other agency debt securities	128,598	(1,746)	—	—	128,598	(1,746)
Municipal bonds	19,786	(344)	20,855	(1,425)	40,641	(1,769)
Corporate bonds	—	—	20,414	(4,942)	20,414	(4,942)

Total temporarily impaired available-for-sale securities	$7,700,495	$(140,436)	$467,277	$(87,496)	$8,167,772	$(227,932)

Held-to-maturity securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$1,372,682	$(16,758)	$—	$—	$1,372,682	$(16,758)
Investment securities:
Agency debentures	149,583	(3,833)	—	—	149,583	(3,833)

Total temporarily impaired held-to-maturity securities	$1,522,265	$(20,591)	$—	$—	$1,522,265	$(20,591)

December 31, 2010:
Available-for-sale securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$8,204,906	$(188,159)	$165,478	$(2,815)	$8,370,384	$(190,974)
Non-agency CMOs	—	—	377,309	(97,746)	377,309	(97,746)
Investment securities:
Agency debentures	877,135	(58,382)	—	—	877,135	(58,382)
Other agency debt securities	105,113	(3,040)	—	—	105,113	(3,040)
Municipal bonds	17,937	(2,193)	19,394	(2,875)	37,331	(5,068)
Corporate bonds	—	—	17,829	(7,527)	17,829	(7,527)

Total temporarily impaired available-for-sale securities	$9,205,091	$(251,774)	$580,010	$(110,963)	$9,785,101	$(362,737)

Held-to-maturity securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$1,283,817	$(36,348)	$—	$—	$1,283,817	$(36,348)
Investment securities:
Agency debentures	216,172	(3,025)	—	—	216,172	(3,025)
Other agency debt securities	309,113	(5,749)	—	—	309,113	(5,749)

Total temporarily impaired held-to-maturity securities	$1,809,102	$(45,122)	$—	$—	$1,809,102	$(45,122)

The Company does not believe that any individual unrealized loss in the available-for-sale or unrecognized loss in the held-to-maturity portfolio as of June 30, 2011 represents a credit loss. The credit loss component is the difference between the security’s amortized cost basis and the present value of its expected future cash flows, and is recognized in earnings. The noncredit loss component is the difference between the present value of its expected future cash flows and the fair value and is recognized through other comprehensive income. The Company assessed whether it intends to sell, or whether it is more likely than not that the Company will be required to sell a security before recovery of its amortized cost basis. For debt securities that are considered other-than-temporarily impaired and that the Company does not intend to sell and will not be required to sell prior to recovery of its amortized cost basis, the Company determines the amount of the impairment that is related to credit and the amount due to all other factors.

The majority of the unrealized or unrecognized losses on mortgage-backed securities are attributable to changes in interest rates and a re-pricing of risk in the market. All agency mortgage-backed securities and CMOs and agency debentures are AAA-rated. Municipal bonds and corporate bonds are evaluated by reviewing the credit-worthiness of the issuer and general market conditions. The Company does not intend to sell the securities in an unrealized loss position and it is not more likely than not that the Company will be required to sell the debt securities before the anticipated recovery of its remaining amortized cost of the securities in an unrealized loss position at June 30, 2011.

The majority of the Company’s available-for-sale and held-to-maturity portfolio consists of residential mortgage-backed securities. For residential mortgage-backed securities, the Company calculates the credit portion of OTTI by comparing the present value of the expected future cash flows with the amortized cost basis of the security. The expected future cash flows are determined using the remaining contractual cash flows adjusted for future credit losses. The estimate of expected future credit losses includes the following assumptions: 1) expected default rates based on current delinquency trends, foreclosure statistics of the underlying mortgages and loan documentation type; 2) expected loss severity based on the underlying loan characteristics, including loan-to-value, origination vintage and geography; and 3) expected loan prepayments and principal reduction based on current experience and existing market conditions that may impact the future rate of prepayments. The expected cash flows of the security are then discounted at the interest rate used to recognize interest income on the security to arrive at the present value amount. The following table presents a summary of the significant inputs considered for securities that were other-than-temporarily impaired as of June 30, 2011:

	June 30, 2011
	Weighted Average	Range
Default rate(1)	10%	2% - 30%
Loss severity	47%	40% -65%
Prepayment rate	7%	2% - 25%

(1)	Represents the expected default rate for the next twelve months.

The following table presents a roll-forward of the credit loss component of the amortized cost of debt securities that have noncredit loss recognized in other comprehensive income and credit loss recognized in earnings for the periods presented (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Credit loss balance, beginning of period	$194,100	$159,024	$188,038	$150,372
Additions:
Initial credit impairment	54	798	61	1,522
Subsequent credit impairment	2,830	11,360	8,885	19,288

Credit loss balance, end of period	$196,984	$171,182	$196,984	$171,182

Within the securities portfolio, the highest concentration of credit risk is the non-agency CMO portfolio. The Company concluded that approximately $91.0 million and $187.4 million of non-agency CMO securities for the three and six months ended June 30, 2011, respectively, were other-than-temporarily impaired as a result of deterioration in the expected credit performance of the underlying loans in the securities. The following table shows the components of net impairment for the periods presented (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Other-than-temporary impairment (“OTTI”)	$(2,027)	$(15,108)	$(6,901)	$(29,632)
Less: noncredit portion of OTTI recognized into (out of) other comprehensive income (before tax)	(857)	2,950	(2,045)	8,822

Net impairment	$(2,884)	$(12,158)	$(8,946)	$(20,810)

Gains on Loans and Securities, Net

The detailed components of the gains on loans and securities, net line item on the consolidated statement of income (loss) are as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Gains on loans, net	$91	$7,054	$143	$6,169
Gains on securities, net
Gains on available-for-sale securities and other investments	25,331	42,881	61,152	72,469
Losses on available-for-sale securities and other investments	—	(6)	—	(139)
Gains (losses) on trading securities, net	264	(414)	860	265
Hedge ineffectiveness	5,325	(607)	1,190	(810)

Gains on securities, net	30,920	41,854	63,202	71,785

Gains on loans and securities, net	$31,011	$48,908	$63,345	$77,954

NOTE 5—LOANS, NET

Loans, net are summarized as follows (dollars in thousands):

	June 30, 2011	December 31, 2010
Loans held-for-sale	$4,677	$5,471
Loans receivable, net:
One- to four-family	7,347,179	8,170,329
Home equity	5,833,567	6,410,311
Consumer and other	1,262,048	1,443,398

Total loans receivable	14,442,794	16,024,038
Unamortized premiums, net	110,823	129,050
Allowance for loan losses	(878,615)	(1,031,169)

Total loans receivable, net	13,675,002	15,121,919

Total loans, net	$13,679,679	$15,127,390

The following table represents the breakdown of total loans receivable and allowance for loan losses by loans that have been collectively evaluated for impairment and those that have been individually evaluated for impairment (dollars in thousands):

	Carrying Amount		Allowance for Loan Losses
	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
Loans collectively evaluated for impairment	$13,233,356	$14,987,167	$549,360	$674,202
Loans individually evaluated for impairment (TDRs)	1,209,438	1,036,871	329,255	356,967

Total loans receivable	$14,442,794	$16,024,038	$878,615	$1,031,169

Credit Quality

The Company tracks and reviews factors to predict and monitor credit risk in its mortgage loan portfolio on an ongoing basis. These factors include: loan type, estimated current LTV/CLTV ratios, documentation type, borrowers’ current credit scores, housing prices, acquisition channel, loan vintage and geographic location of the property. In economic conditions in which housing prices generally appreciate, the Company believes that loan type, LTV/CLTV ratios, documentation type and credit scores are the key factors in determining future loan performance. In a housing market with declining home prices and less credit available for refinance, the Company believes the LTV/CLTV ratio becomes a more important factor in predicting and monitoring credit risk. The factors are updated on at least a quarterly basis. The Company tracks and reviews delinquency status to predict and monitor credit risk in its consumer and other loan portfolio on an ongoing basis.

The home equity loan portfolio is primarily second lien loans on residential real estate properties, which have a higher level of credit risk than first lien mortgage loans. Approximately 14% of the home equity portfolio was in the first lien position as of June 30, 2011. We hold both the first and second lien positions in less than 1% of the home equity loan portfolio. The Company believes home equity loans with a CLTV of 90% or higher or a FICO score below 700 are the loans with the highest levels of credit risk in our portfolios.

The following tables show the distribution of the Company’s mortgage loan portfolios by credit quality indicator (dollars in thousands):

	One- to Four-Family		Home Equity
Current LTV/CLTV(1)	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
<=70%	$1,157,458	$1,380,327	$975,689	$1,084,876
70%-80%	714,995	852,906	345,716	400,029
80%-90%	916,006	1,168,293	475,626	575,924
90%-100%	1,030,116	1,161,238	610,995	727,006
>100%	3,528,604	3,607,565	3,425,541	3,622,476

Total mortgage loans receivable	$7,347,179	$8,170,329	$5,833,567	$6,410,311

Average estimated current LTV/CLTV(2)	105.1%	100.8%	110.6%	107.7%
Average LTV/CLTV at loan origination(3)	70.8%	70.6%	79.2%	79.3%

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

(2)	The average estimated current LTV ratio reflects the outstanding balance at the balance sheet date, divided by the estimated current property value.
(3)	Average LTV/CLTV at loan origination calculations are based on LTV/CLTV at time of purchase for one- to four-family purchased loans and undrawn balances for home equity loans.

	One- to Four-Family		Home Equity
Documentation Type	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
Full documentation	$3,158,172	$3,556,480	$2,938,011	$3,201,381
Low/no documentation	4,189,007	4,613,849	2,895,556	3,208,930

Total mortgage loans receivable	$7,347,179	$8,170,329	$5,833,567	$6,410,311

	One- to Four-Family		Home Equity
Current FICO(1)	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
>=720	$4,009,321	$4,438,443	$3,072,782	$3,101,814
719 - 700	603,135	709,635	531,148	665,741
699 - 680	529,892	566,256	428,940	550,756
679 - 660	399,969	434,775	352,215	411,709
659 - 620	589,839	633,983	480,757	512,528
<620	1,215,023	1,387,237	967,725	1,167,763

Total mortgage loans receivable	$7,347,179	$8,170,329	$5,833,567	$6,410,311

(1)

FICO scores are updated on a quarterly basis; however, as of June 30, 2011 and December 31, 2010, there were some loans for which the updated FICO scores were not available. The current FICO distribution as of June 30, 2011 included original FICO scores for approximately $178 million and $63 million of one- to four-family and home equity loans, respectively. The current FICO distribution as of December 31, 2010 included original FICO scores for approximately $218 million and $168 million of one- to four-family and home equity loans, respectively.

	One- to Four-Family		Home Equity
Acquisition Channel	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
Purchased from a third party	$6,021,580	$6,687,741	$5,102,613	$5,607,236
Originated by the Company	1,325,599	1,482,588	730,954	803,075

Total mortgage loans receivable	$7,347,179	$8,170,329	$5,833,567	$6,410,311

	One- to Four-Family		Home Equity
Vintage Year	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
2003 and prior	$272,097	$297,639	$345,219	$392,112
2004	685,048	759,307	529,862	585,729
2005	1,528,121	1,713,400	1,496,153	1,615,736
2006	2,800,139	3,108,280	2,716,940	2,999,072
2007	2,050,240	2,276,632	733,925	805,045
2008	11,534	15,071	11,468	12,617

Total mortgage loans receivable	$7,347,179	$8,170,329	$5,833,567	$6,410,311

	One- to Four-Family		Home Equity
Geographic Location	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
California	$3,407,259	$3,773,623	$1,705,663	$2,038,325
New York	546,862	612,988	416,433	459,018
Florida	514,979	563,412	412,931	456,029
Virginia	313,572	338,132	256,863	277,993
Other states	2,564,507	2,882,174	3,041,677	3,178,946

Total mortgage loans receivable	$7,347,179	$8,170,329	$5,833,567	$6,410,311

Nonperforming Loans

The following table shows total loans receivable by delinquency category as of June 30, 2011 and December 31, 2010 (dollars in thousands):

			Nonperforming Loans
	Current	30-89 Days Delinquent	90-179 Days Delinquent	180+ Days Delinquent	Total
June 30, 2011
One- to four-family	$6,249,178	$286,022	$167,354	$644,625	$7,347,179
Home equity	5,511,530	155,558	115,312	51,167	5,833,567
Consumer and other	1,237,695	19,716	4,242	395	1,262,048

Total loans receivable	$12,998,403	$461,296	$286,908	$696,187	$14,442,794

December 31, 2010
One- to four-family	$6,770,513	$388,580	$226,052	$785,184	$8,170,329
Home equity	6,040,021	175,607	142,997	51,686	6,410,311
Consumer and other	1,412,707	25,209	4,802	680	1,443,398

Total loans receivable	$14,223,241	$589,396	$373,851	$837,550	$16,024,038

Allowance for Loan Losses

The allowance for loan losses is management’s estimate of credit losses inherent in the Company’s loan portfolio as of the balance sheet date. For loans that are not TDRs, the Company established a general allowance that is assessed in accordance with the loss contingencies accounting guidance. The estimate of the allowance for loan losses is based on a variety of quantitative and qualitative factors, including the composition and quality of the portfolio; delinquency levels and trends; current and historical charge-off and loss experience; historical loss mitigation experience; the condition of the real estate market and geographic concentrations within the loan portfolio; the interest rate climate; the overall availability of housing credit; and general economic conditions. The Company’s one- to four-family and home equity loan portfolios are separated into risk segments based on key risk factors, which include but are not limited to loan type, loan acquisition channel, documentation type, LTV/CLTV ratio and borrowers’ credit scores. Based upon the segmentation, the Company utilizes historical performance data to forecast future delinquency and default for these risk segments. The Company’s consumer and other loan portfolio is separated into risk segments by product and delinquency status. The Company utilizes historical performance data and historical recovery rates on collateral liquidation to forecast future delinquency and loss at the product level. The general allowance for loan losses is typically equal to management’s forecast of loan losses in the twelve months following the balance sheet date. Management believes this level is representative of probable losses inherent in the loan portfolio at the balance sheet date.

The general allowance for loan losses also included a specific qualitative component to account for a variety of economic and operational factors that are not directly considered in the quantitative loss model but are factors the Company believes may impact the level of credit losses. Examples of these economic and operational factors are the current level of unemployment and the limited historical charge-off and loss experience on modified loans. As of June 30, 2011, this qualitative component was 15% of the general allowance for loan losses and was applied by loan portfolio segment.

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

The following table provides a roll-forward by loan portfolio of the allowance for loan losses for the three and six months ended June 30, 2011 and 2010 (dollars in thousands):

	Three Months Ended June 30, 2011
	One- to Four- Family	Home Equity	Consumer and Other	Total
Allowance for loan losses, beginning of period	$353,117	$539,171	$61,318	$953,606
Provision for loan losses	33,067	64,664	5,405	103,136
Charge-offs	(59,604)	(119,274)	(12,734)	(191,612)
Recoveries	—	8,990	4,495	13,485

Charge-offs, net	(59,604)	(110,284)	(8,239)	(178,127)

Allowance for loan losses, end of period	$326,580	$493,551	$58,484	$878,615

	Three Months Ended June 30, 2010
	One- to Four- Family	Home Equity	Consumer and Other	Total
Allowance for loan losses, beginning of period	$433,863	$657,173	$71,355	$1,162,391
Provision for loan losses	69,408	88,857	7,401	165,666
Charge-offs	(69,613)	(150,694)	(19,656)	(239,963)
Recoveries	—	7,531	7,318	14,849

Charge-offs, net	(69,613)	(143,163)	(12,338)	(225,114)

Allowance for loan losses, end of period	$433,658	$602,867	$66,418	$1,102,943

	Six Months Ended June 30, 2011
	One- to Four- Family	Home Equity	Consumer and Other	Total
Allowance for loan losses, beginning of period	$389,594	$576,089	$65,486	$1,031,169
Provision for loan losses	50,906	155,013	13,275	219,194
Charge-offs	(113,920)	(253,389)	(30,194)	(397,503)
Recoveries	—	15,838	9,917	25,755

Charge-offs, net	(113,920)	(237,551)	(20,277)	(371,748)

Allowance for loan losses, end of period	$326,580	$493,551	$58,484	$878,615

	Six Months Ended June 30, 2010
	One- to Four- Family	Home Equity	Consumer and Other	Total
Allowance for loan losses, beginning of period	$489,887	$620,067	$72,784	$1,182,738
Provision for loan losses	115,941	296,189	21,515	433,645
Charge-offs	(172,170)	(327,412)	(42,766)	(542,348)
Recoveries	—	14,023	14,885	28,908

Charge-offs, net	(172,170)	(313,389)	(27,881)	(513,440)

Allowance for loan losses, end of period	$433,658	$602,867	$66,418	$1,102,943

Impaired Loans—Troubled Debt Restructurings

The Company has an active loan modification program that focuses on the mitigation of potential losses in the loan portfolio. As part of the program, the Company considers modifications in which it made an economic concession to a borrower experiencing financial difficulty a TDR. The various types of economic concessions that may be granted typically consist of interest rate reductions, maturity date extensions, principal or accrued interest forgiveness or a combination of these concessions. The Company has also modified a number of loans through traditional collections actions taken in the normal course of servicing delinquent accounts. These actions typically result in an insignificant delay in the timing of payments; therefore, the Company does not consider such activities to be economic concessions to the borrowers. A loan is impaired when it meets the definition of a TDR. Upon being classified as a TDR loan, such loan is categorized as an impaired loan and impairment is measured on an individual basis.

The average recorded investment in TDR loans was $1.2 billion and $828.8 million for the three months ended June 30, 2011 and 2010, respectively, and $1.1 billion and $749.0 million for the six months ended June 30, 2011 and 2010, respectively. TDRs are accounted for as nonaccrual loans at the time of modification and return to accrual status after six consecutive payments are made in accordance with the modified terms. The interest income recognized both on a cash and accrual basis on TDRs was $9.2 million and $4.1 million for the three months ended June 30, 2011 and 2010, respectively, and $16.5 million and $7.6 million for the six months ended June 30, 2011 and 2010, respectively.

Included in the allowance for loan losses was a specific allowance of $329.2 million and $357.0 million that was established for TDRs at June 30, 2011 and December 31, 2010, respectively. The specific allowance for these individually impaired loans represents the expected loss over the remaining life of the loan, including the economic concession to the borrower. The following table shows detailed information related to the Company’s loans that have been modified in a TDR as of June 30, 2011 and December 31, 2010 (dollars in thousands):

	Recorded Investment in TDRs	Specific Valuation Allowance	Net Investment in TDRs	Specific Valuation Allowance as a % of TDR Loans	Total Expected Losses
June 30, 2011
One- to four-family	$756,570	$96,110	$660,460	13%	27%
Home Equity	452,868	233,145	219,723	51%	55%

Total	$1,209,438	$329,255	$880,183	27%	37%

December 31, 2010
One- to four-family	$548,542	$84,492	$464,050	15%	28%
Home Equity	488,329	272,475	215,854	56%	59%

Total	$1,036,871	$356,967	$679,904	34%	42%

At June 30, 2011 and December 31, 2010, respectively, $943.4 million and $865.0 million of TDRs had an associated specific valuation allowance, and $266.1 million and $171.9 million did not have an associated specific valuation allowance as the amount of the loan balance in excess of the estimated current property value less costs to sell had been charged-off. At June 30, 2011 and December 31, 2010, the unpaid principal balance in one- to four-family TDRs was $753.0 million and $546.4 million, respectively. For home equity loans, the recorded investment in TDRs represents the unpaid principal balance.

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

		Fair Value
	Notional	Asset(1)	Liability(2)	Net(3)
June 30, 2011
Interest rate contracts:
Cash flow hedges:
Purchased options	$3,295,000	$88,684	$—	$88,684
Pay-fixed rate swaps	2,525,000	4,557	(130,874)	(126,317)

Total cash flow hedges	5,820,000	93,241	(130,874)	(37,633)

Fair value hedges:
Pay-fixed rate swaps	1,484,750	44,195	(13,836)	30,359
Receive-fixed rate swaps	725,950	403	(4,724)	(4,321)
Purchased swaptions	725,000	34,267	—	34,267

Total fair value hedges	2,935,700	78,865	(18,560)	60,305

Total derivatives designated as hedging instruments(4)	$8,755,700	$172,106	$(149,434)	$22,672

December 31, 2010
Interest rate contracts:
Cash flow hedges:
Purchased options	$4,230,000	$123,561	$—	$123,561
Pay-fixed rate swaps	1,925,000	15,314	(87,494)	(72,180)
Purchased forward-starting swaps	200,000	—	(581)	(581)

Total cash flow hedges	6,355,000	138,875	(88,075)	50,800

Fair value hedges:
Pay-fixed rate swaps	1,156,561	63,404	(689)	62,715
Receive-fixed rate swaps	725,950	—	(18,099)	(18,099)
Purchased swaptions	1,495,000	46,632	—	46,632

Total fair value hedges	3,377,511	110,036	(18,788)	91,248

Total derivatives designated as hedging instruments(4)	$9,732,511	$248,911	$(106,863)	$142,048

(1)	Reflected in the other assets line item on the consolidated balance sheet.
(2)	Reflected in the other liabilities line item on the consolidated balance sheet.
(3)	Represents derivative assets net of derivative liabilities for presentation purposes only.
(4)	All derivatives were designated as hedging instruments as of June 30, 2011 and December 31, 2010.

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

The future issuances of liabilities, including repurchase agreements, are largely dependent on the market demand and liquidity in the wholesale borrowings market. As of June 30, 2011, the Company believes the forecasted issuance of all debt in cash flow hedge relationships is probable. However, unexpected changes in market conditions in future periods could impact the ability to issue this debt. The Company believes the forecasted issuance of debt in the form of repurchase agreements is most susceptible to an unexpected change in market conditions.

The following table summarizes the effect of interest rate contracts designated and qualifying as hedging instruments in cash flow hedges on accumulated other comprehensive loss and on the consolidated statement of income (loss) (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Losses on derivatives recognized in OCI (effective portion)	$(63,604)	$(76,078)	$(56,803)	$(109,973)
Amounts reclassified from AOCI into earnings (effective portion)	$17,089	$11,317	$33,352	$22,705
Cash flow hedge ineffectiveness(1)	$56	$(61)	$101	$(231)

(1)	The cash flow hedge ineffectiveness is reflected in the gains on loans and securities, net line item on the statement of consolidated income (loss).

During the upcoming 12 months, the Company expects to include a pre-tax amount of approximately $1.4 million of net unrealized gains that are currently reflected in accumulated other comprehensive loss in net operating interest income as a yield adjustment in the same periods in which the related items affect earnings. The maximum length of time over which transactions are hedged is 11 years.

The following table shows the balance in accumulated other comprehensive loss attributable to active and discontinued cash flow hedges (dollars in thousands):

	June 30, 2011	December 31, 2010
Accumulated other comprehensive loss balance (net of tax) related to:
Discontinued cash flow hedges	$(253,207)	$(271,595)
Active cash flow hedges	(78,742)	(36,903)

Total cash flow hedges	$(331,949)	$(308,498)

The following table shows the balance in accumulated other comprehensive loss attributable to cash flow hedges by type of hedged item (dollars in thousands):

	June 30, 2011	December 31, 2010
Repurchase agreements	$(441,464)	$(424,509)
FHLB advances	(117,601)	(111,170)
Home equity lines of credit	27,563	42,199
Other	(497)	(628)

Total balance of cash flow hedges before tax	(531,999)	(494,108)
Tax benefit	200,050	185,610

Total balance of cash flow hedges, net of tax	$(331,949)	$(308,498)

Additionally, the Company enters into forward purchase and sale agreements, which may be considered cash flow hedges, when the terms of the commitments exactly match the terms of the securities purchased or sold. As of June 30, 2011 and December 31, 2010, there were no forward contracts accounted for as cash flow hedges.

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

The following table summarizes the effect of interest rate contracts designated and qualifying as hedging instruments in fair value hedges and related hedged items on the consolidated statement of income (loss) (dollars in thousands):

	Three Months Ended June 30,
	2011			2010
	Hedging Instrument	Hedged Item	Hedge Ineffectiveness(1)	Hedging Instrument	Hedged Item	Hedge Ineffectiveness(1)
U.S. Treasury securities and agency debentures	$(22,715)	$27,186	$4,471	$(25,786)	$25,240	$(546)
Agency mortgage-backed securities	(10,377)	11,310	933	—	—	—
FHLB advances	20,718	(20,853)	(135)	—	—	—
Corporate debt	—	—	—	(1,399)	1,399	—

Total gains (losses) included in earnings	$(12,374)	$17,643	$5,269	$(27,185)	$26,639	$(546)

	Six Months Ended June 30,
	2011			2010
	Hedging Instrument	Hedged Item	Hedge Ineffectiveness(1)	Hedging Instrument	Hedged Item	Hedge Ineffectiveness(1)
U.S. Treasury securities and agency debentures	$(10,745)	$13,795	$3,050	$(25,611)	$25,032	$(579)
Agency mortgage-backed securities	(4,139)	2,054	(2,085)	—	—	—
FHLB advances	15,762	(15,638)	124	—	—	—
Corporate debt	—	—	—	(241)	241	—

Total gains (losses) included in earnings	$878	$211	$1,089	$(25,852)	$25,273	$(579)

(1)	Reflected in the gains on loans and securities, net line item on the consolidated statement of income (loss).

NOTE 7—DEPOSITS

Deposits are summarized as follows (dollars in thousands):

	Weighted-Average Rate		Amount
	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
Sweep deposits(1)	0.08%	0.08%	$17,582,722	$16,139,585
Complete savings deposits	0.30%	0.30%	6,227,730	6,683,631
Other money market and savings deposits	0.24%	0.24%	1,083,900	1,092,949
Checking deposits	0.10%	0.10%	794,558	825,561
Certificates of deposit	2.82%	2.62%	265,488	407,091
Brokered certificates of deposit	5.16%	4.52%	43,675	91,480

Total deposits	0.17%	0.20%	$25,998,073	$25,240,297

(1)	A sweep product transfers brokerage customer balances to banking subsidiaries, which hold these funds as customer deposits in FDIC insured demand deposits and money market deposit accounts.

NOTE 8—SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND FHLB ADVANCES AND OTHER BORROWINGS

Total borrowings, including maturities, at June 30, 2011 and total borrowings at December 31, 2010 are shown below (dollars in thousands):

		FHLB Advances and Other Borrowings			Weighted Average Interest Rate
	Repurchase Agreements(1)	FHLB Advances	Other	Total
Years Ending December 31,
2011	$3,250,064	$500,000	$1,320	$3,751,384	0.16%
2012	934,105	350,000	1,277	1,285,382	0.45%
2013	100,000	—	1,021	101,021	2.01%
2014	200,000	320,000	—	520,000	4.67%
2015	200,000	483,600	—	683,600	3.24%
Thereafter	500,000	650,000	427,558	1,577,558	3.54%

Subtotal	5,184,169	2,303,600	431,176	7,918,945	1.47%
Fair value hedge adjustments	—	(3,945)	—	(3,945)

Total borrowings at June 30, 2011	$5,184,169	$2,299,655	$431,176	$7,915,000	1.47%

Total borrowings at December 31, 2010	$5,888,249	$2,284,144	$447,570	$8,619,963	1.41%

(1)	The maximum amount at any month end for repurchase agreements was $5.9 billion for the six months ended June 30, 2011 and $6.5 billion for the year ended December 31, 2010.

NOTE 9—CORPORATE DEBT

The Company’s corporate debt by type is shown below (dollars in thousands):

	Face Value	Discount	Fair Value Hedge Adjustment(1)	Net
June 30, 2011
Interest-bearing notes:
Senior notes:
7 7/8% Notes, due 2015	$243,177	$(1,322)	$8,334	$250,189
6 3/4% Notes, due 2016	435,000	(8,259)	—	426,741

Total senior notes	678,177	(9,581)	8,334	676,930
12 1/2% Springing lien notes, due 2017	930,230	(170,524)	6,758	766,464

Total interest-bearing notes	1,608,407	(180,105)	15,092	1,443,394
Non-interest-bearing debt:
0% Convertible debentures, due 2019	100,027	—	—	100,027

Total corporate debt	$1,708,434	$(180,105)	$15,092	$1,543,421

	Face Value	Discount	Fair Value Hedge Adjustment(1)	Net
December 31, 2010
Interest-bearing notes:
Senior notes:
8% Notes, due 2011	$3,644	$—	$—	$3,644
7 3/8% Notes, due 2013	414,665	(2,475)	15,117	427,307
7 7/8% Notes, due 2015	243,177	(1,471)	9,273	250,979

Total senior notes	661,486	(3,946)	24,390	681,930
12 1/2% Springing lien notes, due 2017	930,230	(177,520)	7,283	759,993

Total interest-bearing notes	1,591,716	(181,466)	31,673	1,441,923
Non-interest-bearing debt:
0% Convertible debentures, due 2019	703,958	—	—	703,958

Total corporate debt	$2,295,674	$(181,466)	$31,673	$2,145,881

(1)	The fair value hedge adjustment is related to changes in fair value of the debt while in a fair value hedge relationship.

In May of 2011, the Company issued an aggregate principal amount of $435 million in senior notes due May 2016 (“6 3/4% Notes”). Interest is payable semi-annually and the notes may be called by the Company at a premium, which declines over time. The 6 3/4% Notes are unsecured and will rank equal in right of payment with all of our existing and future unsubordinated indebtedness and will rank senior in right of payment to all our existing and future subordinated indebtedness. The 6 3/4% Notes have terms which include customary financial covenants. As of June 30, 2011, the Company was in compliance with all such covenants.

The Company used the proceeds from the sale of the 6 3/4% Notes to redeem all of its outstanding 7 3/8% Notes due September 2013, including paying the associated redemption premium, accrued interest and related fees and expenses. The Company recorded a $3.1 million gain on early extinguishment of debt related to the redemption of the 7 3/8% Notes for the three and six months ended June 30, 2011.

In June 2011, the Company granted a security interest to the holders of the 12 1/2% springing lien notes and the 0% convertible debentures pursuant to the terms of the related indentures. The maximum amount of the security interest is initially limited under the terms of the indentures to $300 million, but is expected to grow in the future as the Company’s profitability increases. The collateral consists of property and assets specified in the indentures requiring the grant of a security interest. Although the indentures initially limit the amount of the security interest to $300 million, the Company cannot assure that the collateral would provide $300 million of value after a default or foreclosure. Also in June 2011, certain of the Company’s subsidiaries issued guarantees on each outstanding series of senior notes and the convertible debentures. E*TRADE Bank and E*TRADE Securities LLC, among others, did not issue such guarantees.

During the six months ended June 30, 2011, $603.9 million of the Company’s convertible debentures were converted into 58.4 million shares of common stock, respectively. As of June 30, 2011, a cumulative total of $1.6 billion of the Class A convertible debentures and $2.2 million of the Class B convertible debentures had been converted into 158.6 million shares and 0.1 million shares, respectively, of the Company’s common stock.

NOTE 10—SHAREHOLDERS’ EQUITY

The activity in shareholders’ equity during the six months ended June 30, 2011 is summarized as follows (dollars in thousands):

	Common Stock/ Additional Paid-In Capital	Accumulated Deficit/Other Comprehensive Loss	Total

Beginning balance, December 31, 2010	$6,642,923	$(2,590,478)	$4,052,445
Net income	—	92,351	92,351
Conversions of convertible debentures	603,931	—	603,931
Net change from available-for-sale securities	—	79,745	79,745
Net change from cash flow hedging instruments	—	(23,451)	(23,451)
Other(1)	3,837	3,487	7,324

Ending balance, June 30, 2011	$7,250,691	$(2,438,346)	$4,812,345

(1)	Other includes employee share-based compensation accounting and changes in accumulated other comprehensive loss from foreign currency translation.

Conversions of Convertible Debentures

During the six months ended June 30, 2011, $603.9 million of the Company’s convertible debentures were converted into 58.4 million shares of common stock.

NOTE 11—EARNINGS (LOSS) PER SHARE

The following table is a reconciliation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Basic:
Numerator:
Net income (loss)	$47,118	$35,076	$92,351	$(12,761)

Denominator:
Basic weighted-average shares outstanding	269,119	211,642	249,817	201,972

Diluted:
Numerator:
Net income (loss)	$47,118	$35,076	$92,351	$(12,761)

Denominator:
Basic weighted-average shares outstanding	269,119	211,642	249,817	201,972
Effect of dilutive securities:
Weighted-average convertible debentures	20,139	76,953	39,311	—
Weighted-average options and restricted stock issued to employees	385	555	597	—

Diluted weighted-average shares outstanding	289,643	289,150	289,725	201,972

Per share:
Basic earnings (loss) per share	$0.18	$0.17	$0.37	$(0.06)

Diluted earnings (loss) per share	$0.16	$0.12	$0.32	$(0.06)

The Company excluded the following shares from the calculations of diluted earnings (loss) per share as the effect would have been anti-dilutive (shares in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Weighted-average shares excluded as a result of the Company’s net loss:
Convertible debentures	N/A	N/A	N/A	86.4
Stock options and restricted stock awards and units	N/A	N/A	N/A	0.8
Other stock options and restricted stock awards and units	3.6	2.9	3.4	2.8

Total	3.6	2.9	3.4	90.0

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

As of June 30, 2011, all of the Company’s broker-dealer subsidiaries met minimum net capital requirements. Total required net capital was $0.1 billion at June 30, 2011. In addition, the Company’s broker-dealer subsidiaries had excess net capital of $0.7 billion at June 30, 2011.

The table below summarizes the minimum excess capital requirements for the Company’s broker-dealer subsidiaries (dollars in thousands):

	June 30, 2011
	Required Net Capital	Net Capital	Excess Net Capital
E*TRADE Clearing LLC(1)	$120,325	$581,215	$460,890
E*TRADE Securities LLC(1)	250	189,044	188,794
E*TRADE Capital Markets, LLC(2)	1,000	47,419	46,419
International broker-dealers	9,680	34,326	24,646

Total	$131,255	$852,004	$720,749

(1)	Elected to use the Alternative method to compute net capital.
(2)	Elected to use the Aggregate Indebtedness method to compute net capital.

Banking

E*TRADE Bank is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can trigger certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on E*TRADE Bank’s financial condition and results of operations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, E*TRADE Bank must meet specific capital guidelines that involve quantitative measures of E*TRADE Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. In addition, E*TRADE Bank may not pay dividends to the parent company without approval from its regulator and any loans by E*TRADE Bank to the parent company and its other non-bank subsidiaries are subject to various quantitative, arm’s length, collateralization and other requirements. E*TRADE Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require E*TRADE Bank to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets and Tier I capital to adjusted total assets. As shown in the table below, at both June 30, 2011 and December 31, 2010, E*TRADE Bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action. However, events beyond management’s control, such as a continued deterioration in residential real estate and credit markets, could adversely affect future earnings and E*TRADE Bank’s ability to meet its future capital requirements.

E*TRADE Bank’s actual and required capital amounts and ratios are presented in the table below (dollars in thousands):

	Actual		Minimum Required to be Well Capitalized Under Prompt Corrective Action Provisions				Excess Capital
	Amount	Ratio	Amount		Ratio
June 30, 2011:
Total capital to risk-weighted assets	$3,625,167	16.22%	>	$2,235,166	>	10.00%	$1,390,001
Tier I capital to risk-weighted assets	$3,342,439	14.95%	>	$1,341,100	>	6.00%	$2,001,339
Tier I capital to adjusted total assets	$3,361,370	7.89%	>	$2,128,929	>	5.00%	$1,232,441
December 31, 2010:
Total capital to risk-weighted assets	$3,308,991	15.02%	>	$2,203,369	>	10.00%	$1,105,622
Tier I capital to risk-weighted assets	$3,028,647	13.75%	>	$1,322,021	>	6.00%	$1,706,626
Tier I capital to adjusted total assets	$3,052,012	7.30%	>	$2,091,530	>	5.00%	$960,482

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

On May 16, 2011, Droplets Inc., the holder of two patents pertaining to user interface servers, filed a complaint in the U.S. District Court for the Eastern District of Texas against E*TRADE Financial Corporation, E*TRADE Securities LLC, E*TRADE Bank N.A. and multiple other unaffiliated financial services firms. Plaintiff contends that the defendants engaged in patent infringement under federal law. Plaintiff seeks unspecified damages and an injunction against future infringements, plus royalties, costs, interest and attorney’s fees. The Company’s time to answer or otherwise respond to the complaint has been extended. The Company will defend itself vigorously in this matter.

Several cases have recently been filed involving the April 2007 leveraged buyout (“LBO”) of the Tribune Company (“Tribune”) by Sam Zell, and the subsequent bankruptcy of Tribune. In William Niese et al. v. A.G. Edwards et al., in Superior Court of Delaware, New Castle County, former Tribune employees and retirees claimed that Tribune was actually insolvent at the time of the LBO and that the LBO constituted a fraudulent transaction that depleted the plaintiffs’ retirement plans, rendering them worthless. E*TRADE Clearing LLC, along with numerous other financial institutions, is a named defendant, but has not been served with process. One of the defendants removed the action to federal district court in Delaware on July 1, 2011. In Deutsche Bank Trust Company Americas et al. v. Adaly Opportunity Fund et al., filed in the Supreme Court of New York, New York County on June 3, 2011, the Trustees of certain notes issued by Tribune, allege wrongdoing in connection with the LBO. In particular the Trustees claim that the LBO constituted a constructive fraudulent transfer under various state laws. E*TRADE Capital Markets, LLC, along with numerous other financial institutions, is a named defendant. The Company’s time to answer or otherwise respond to the complaint has been extended. The Company will defend itself vigorously in these matters.

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

Regulatory Matters

The securities and banking industries are subject to extensive regulation under federal, state and applicable international laws. From time to time, the Company has been threatened with or named as a defendant in, lawsuits, arbitrations and administrative claims involving securities, banking and other matters. The Company is also subject to periodic regulatory audits and inspections. Compliance and trading problems that are reported to regulators, such as the SEC, FINRA or FDIC by dissatisfied customers or others are investigated by such regulators, and may, if pursued, result in formal claims being filed against the Company by customers or disciplinary action being taken against the Company or its employees by regulators. Any such claims or disciplinary actions that are decided against the Company could have a material impact on the financial results of the Company or any of its subsidiaries.

On October 17, 2007, the SEC initiated an informal inquiry into matters related to the Company’s mortgage loan and mortgage-related securities investment portfolios. The Company is cooperating fully with the SEC in this matter.

Beginning in approximately August 2008, representatives of various states attorneys general and FINRA initiated inquiries regarding the purchase of auction rate securities by E*TRADE Securities LLC’s customers. On February 9, 2011, E*TRADE Securities LLC received a “Wells Notice” from FINRA Staff stating that they have made a preliminary determination to recommend that disciplinary action be brought against E*TRADE Securities LLC for alleged violations of certain FINRA rules in connection with the purchases of auction rate securities by customers of E*TRADE Securities LLC. E*TRADE Securities LLC is cooperating with these inquiries and has submitted a Wells response to FINRA setting forth the bases for E*TRADE Securities’ belief that disciplinary action is not warranted. As of June 30, 2011, the total amount of auction rate securities held by all E*TRADE Securities LLC customers was approximately $123.1 million.

On January 19, 2010, the North Carolina Securities Division filed an administrative petition before the North Carolina Secretary of State against E*TRADE Securities LLC seeking to revoke the North Carolina securities dealer registration of E*TRADE Securities LLC or, alternatively, to suspend that registration until all North Carolina residents are made whole for their investments in auction rate securities purchased through E*TRADE Securities LLC. On March 8, 2011, E*TRADE Securities LLC, without admitting or denying the underlying allegations, findings or conclusions, resolved the North Carolina administrative action by entering into a consent order (“North Carolina Order”) pursuant to which E*TRADE Securities LLC agreed to pay a $25,000 civil penalty and to reimburse the North Carolina Securities Division’s investigative costs of $400,000. E*TRADE Securities LLC also agreed to various undertakings set forth in the North Carolina Order, including additional internal training on fixed income products and the retention of an independent consultant to review E*TRADE Securities LLC’s policies and procedures related to the approval and sale of fixed income products. As of June 30, 2011, no existing North Carolina customers held any auction rate securities.

On July 21, 2010, the Colorado Division of Securities filed an administrative complaint in the Colorado Office of Administrative Courts against E*TRADE Securities LLC based upon purchases of auction rate securities through E*TRADE Securities LLC by Colorado residents. The complaint seeks to revoke, suspend, or otherwise impose conditions upon the Colorado broker-dealer license of E*TRADE Securities LLC. E*TRADE Securities LLC is defending that action. As of June 30, 2011, the total amount of auction rate securities held by Colorado customers was approximately $3.4 million.

On August 24, 2010, the South Carolina Securities Division filed an administrative complaint before the Securities Commissioner of South Carolina against E*TRADE Securities LLC based upon purchases of auction rate securities through E*TRADE Securities LLC by South Carolina residents. The complaint sought to suspend the South Carolina broker-dealer license of E*TRADE Securities LLC until South Carolina customers who purchased auction rate securities through E*TRADE Securities LLC and who wished to liquidate those positions were able to do so, and sought a fine not to exceed $10,000 for each potential violation of South Carolina statutes or rules. On March 25, 2011, E*TRADE Securities LLC, without admitting or denying the underlying allegations, findings or conclusions, resolved the South Carolina administrative action by entering into a consent order (“South Carolina Order”), pursuant to which E*TRADE Securities LLC agreed to pay a $10,000 civil penalty and to reimburse the South Carolina Securities Division’s investigative costs of $2,500. As of June 30, 2011, no existing South Carolina customers held any auction rate securities.

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

Loans

The Company provides access to real estate loans for its customers through a third party company. This lending product is being offered as a convenience to the Company’s customers and is not one of its primary product offerings. The Company structured this arrangement to minimize the assumption of any of the typical risks commonly associated with mortgage lending. The third party company providing this product performs all processing and underwriting of these loans. Shortly after closing, the third party company purchases the loans from the Company and is responsible for the credit risk associated with these loans. The Company had $19.2 million in commitments to originate loans, $4.7 million in commitments to sell loans and no commitments to purchase loans at June 30, 2011.

Securities, Unused Lines of Credit and Certificates of Deposit

At June 30, 2011, the Company had commitments to purchase $0.1 billion in securities and no commitments to sell securities. In addition, the Company had approximately $0.2 billion of certificates of deposit scheduled to mature in less than one year and $0.9 billion of unfunded commitments to extend credit.

Guarantees

In prior periods when the Company sold loans, the Company provided guarantees to investors purchasing mortgage loans, which are considered standard representations and warranties within the mortgage industry. The primary guarantees are that: the mortgage and the mortgage note have been duly executed and each is the legal, valid and binding obligation of the Company, enforceable in accordance with its terms; the mortgage has been duly acknowledged and recorded and is valid; and the mortgage and the mortgage note are not subject to any right of rescission, set-off, counterclaim or defense, including, without limitation, the defense of usury, and no such right of rescission, set-off, counterclaim or defense has been asserted with respect thereto. The Company is responsible for the guarantees on loans sold. If these claims prove to be untrue, the investor can require the Company to repurchase the loan and return all loan purchase and servicing release premiums. Management does not believe the potential liability exposure will have a material impact on the Company’s results of operations, cash flows or financial condition due to the nature of the standard representations and warranties, which have resulted in a minimal amount of loan repurchases.

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

During the 30-year period prior to the redemption of the trust preferred securities, ETBH guarantees the accrued and unpaid distributions on these securities, as well as the redemption price of the securities and certain costs that may be incurred in liquidating, terminating or dissolving the trusts (all of which would otherwise be payable by the trusts). At June 30, 2011, management estimated that the maximum potential liability under this arrangement is equal to approximately $436.5 million or the total face value of these securities plus dividends, which may be unpaid at the termination of the trust arrangement.

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

The Company does not allocate costs associated with certain functions that are centrally-managed to its operating segments. These costs are separately reported in a corporate/other category, along with technology related costs incurred to support centrally-managed functions; restructuring and other exit activities; and corporate debt and corporate investments. Balance sheet management pays the trading and investing segment for the use of its deposits via a deposit transfer pricing arrangement, which is eliminated in consolidation. The deposit transfer pricing arrangement is based on matching deposit balances with similar interest rate sensitivities and maturities.

The Company evaluates the performance of its segments based on the segment’s income (loss) before income taxes. Financial information for the Company’s reportable segments is presented in the following tables (dollars in thousands):

	Three Months Ended June 30, 2011
	Trading and Investing	Balance Sheet Management	Corporate/ Other	Total
Net operating interest income	$191,752	$123,663	$6	$315,421
Total non-interest income	171,128	31,113	(43)	202,198

Total net revenue	362,880	154,776	(37)	517,619
Provision for loan losses	—	103,136	—	103,136
Total operating expense	192,594	58,265	40,059	290,918

Income (loss) before other income (expense) and income taxes	170,286	(6,625)	(40,096)	123,565
Total other income (expense)	—	—	(40,957)	(40,957)

Income (loss) before income taxes	$170,286	$(6,625)	$(81,053)	82,608

Income tax expense				35,490

Net income				$47,118

	Three Months Ended June 30, 2010
	Trading and Investing	Balance Sheet Management	Corporate/ Other	Total
Net operating interest income	$192,425	$109,598	$4	$302,027
Total non-interest income	193,366	38,645	(37)	231,974

Total net revenue	385,791	148,243	(33)	534,001
Provision for loan losses	—	165,666	—	165,666
Total operating expense	182,451	53,263	39,947	275,661

Income (loss) before other income (expense) and income taxes	203,340	(70,686)	(39,980)	92,674
Total other income (expense)	—	—	(40,415)	(40,415)

Income (loss) before income taxes	$203,340	$(70,686)	$(80,395)	52,259

Income tax expense				17,183

Net income				$35,076

	Six Months Ended June 30, 2011
	Trading and Investing	Balance Sheet Management	Corporate/ Other	Total
Net operating interest income	$380,604	$244,507	$12	$625,123
Total non-interest income	369,333	59,901	(43)	429,191

Total net revenue	749,937	304,408	(31)	1,054,314
Provision for loan losses	—	219,194	—	219,194
Total operating expense	395,208	111,730	81,994	588,932

Income (loss) before other income (expense) and income taxes	354,729	(26,516)	(82,025)	246,188
Total other income (expense)	—	—	(84,616)	(84,616)

Income (loss) before income taxes	$354,729	$(26,516)	$(166,641)	161,572

Income tax expense				69,221

Net income				$92,351

	Six Months Ended June 30, 2010
	Trading and Investing	Balance Sheet Management	Corporate/ Other	Total
Net operating interest income	$386,066	$236,346	$12	$622,424
Total non-interest income	385,486	62,627	(33)	448,080

Total net revenue	771,552	298,973	(21)	1,070,504
Provision for loan losses	—	433,645	—	433,645
Total operating expense	382,465	104,965	83,567	570,997

Income (loss) before other income (expense) and income taxes	389,087	(239,637)	(83,588)	65,862
Total other income (expense)	—	—	(79,532)	(79,532)

Income (loss) before income taxes	$389,087	$(239,637)	$(163,120)	(13,670)

Income tax benefit				(909)

Net loss				$(12,761)

Segment Assets

	Trading and Investing	Balance Sheet Management	Corporate/ Other	Total
As of June 30, 2011	$9,655,812	$36,334,546	$993,954	$46,984,312
As of December 31, 2010	$9,049,333	$36,118,175	$1,205,493	$46,373,001

NOTE 15—SUBSEQUENT EVENT

A total of $56.5 million in convertible debentures were converted into 5.5 million shares of common stock during the period July 1, 2011 through August 4, 2011. As of August 4, 2011, a total of $1.7 billion of the convertible debentures has been converted into 164.2 million shares of common stock. The remaining face value of the convertible debentures as of August 4, 2011 was approximately $44 million.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (“Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report, have concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

(b)	Our Chief Executive Officer and our Chief Financial Officer have evaluated the changes to the Company’s internal control over financial reporting that occurred during our last fiscal quarter ended June 30, 2011, as required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15, and have concluded that there were no such changes that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

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

Beginning in approximately August 2008, representatives of various states attorneys general and FINRA initiated inquiries regarding the purchase of auction rate securities by E*TRADE Securities LLC’s customers. On February 9, 2011, E*TRADE Securities LLC received a “Wells Notice” from FINRA Staff stating that they have made a preliminary determination to recommend that disciplinary action be brought against E*TRADE Securities LLC for alleged violations of certain FINRA rules in connection with the purchases of auction rate securities by customers of E*TRADE Securities LLC. E*TRADE Securities LLC is cooperating with these inquiries and has submitted a Wells response to FINRA setting forth the bases for E*TRADE Securities’ belief that disciplinary action is not warranted. As of June 30, 2011, the total amount of auction rate securities held by all E*TRADE Securities LLC customers was approximately $123.1 million.

On January 19, 2010, the North Carolina Securities Division filed an administrative petition before the North Carolina Secretary of State against E*TRADE Securities LLC seeking to revoke the North Carolina securities dealer registration of E*TRADE Securities LLC or, alternatively, to suspend that registration until all North Carolina residents are made whole for their investments in auction rate securities purchased through E*TRADE Securities LLC. On March 8, 2011, E*TRADE Securities LLC, without admitting or denying the underlying allegations, findings or conclusions, resolved the North Carolina administrative action by entering into a consent order (“North Carolina Order”) pursuant to which E*TRADE Securities LLC agreed to pay a $25,000 civil penalty and to reimburse the North Carolina Securities Division’s investigative costs of $400,000. E*TRADE Securities LLC also agreed to various undertakings set forth in the North Carolina Order, including additional internal training on fixed income products and the retention of an independent consultant to review E*TRADE Securities LLC’s policies and procedures related to the approval and sale of fixed income products. As of June 30, 2011, no existing North Carolina customers held any auction rate securities.

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

On July 21, 2010, the Colorado Division of Securities filed an administrative complaint in the Colorado Office of Administrative Courts against E*TRADE Securities LLC based upon purchases of auction rate securities through E*TRADE Securities LLC by Colorado residents. The complaint seeks to revoke, suspend, or otherwise impose conditions upon the Colorado broker-dealer license of E*TRADE Securities LLC. E*TRADE Securities LLC is defending that action. As of June 30, 2011, the total amount of auction rate securities held by Colorado customers was approximately $3.4 million.

On August 24, 2010, the South Carolina Securities Division filed an administrative complaint before the Securities Commissioner of South Carolina against E*TRADE Securities LLC based upon purchases of auction rate securities through E*TRADE Securities LLC by South Carolina residents. The complaint sought to suspend the South Carolina broker-dealer license of E*TRADE Securities LLC until South Carolina customers who purchased auction rate securities through E*TRADE Securities LLC and who wished to liquidate those positions were able to do so, and sought a fine not to exceed $10,000 for each potential violation of South Carolina statutes or rules. On March 25, 2011, E*TRADE Securities LLC, without admitting or denying the underlying allegations, findings or conclusions, resolved the South Carolina administrative action by entering into a consent order (“South Carolina Order”), pursuant to which E*TRADE Securities LLC agreed to pay a $10,000 civil penalty and to reimburse the South Carolina Securities Division’s investigative costs of $2,500. As of June 30, 2011, no existing South Carolina customers held any auction rate securities.

On May 16, 2011, Droplets Inc., the holder of two patents pertaining to user interface servers, filed a complaint in the U.S. District Court for the Eastern District of Texas against E*TRADE Financial Corporation, E*TRADE Securities LLC, E*TRADE Bank N.A. and multiple other unaffiliated financial services firms. Plaintiff contends that the defendants engaged in patent infringement under federal law. Plaintiff seeks unspecified damages and an injunction against future infringements, plus royalties, costs, interest and attorney’s fees. The Company’s time to answer or otherwise respond to the complaint has been extended. The Company will defend itself vigorously in this matter.

Several cases have recently been filed involving the April 2007 leveraged buyout (“LBO”) of the Tribune Company (“Tribune”) by Sam Zell, and the subsequent bankruptcy of Tribune. In William Niese et al. v. A.G. Edwards et al., in Superior Court of Delaware, New Castle County, former Tribune employees and retirees claimed that Tribune was actually insolvent at the time of the LBO and that the LBO constituted a fraudulent transaction that depleted the plaintiffs’ retirement plans, rendering them worthless. E*TRADE Clearing LLC, along with numerous other financial institutions, is a named defendant, but has not been served with process. One of the defendants removed the action to federal district court in Delaware on July 1, 2011. In Deutsche Bank Trust Company Americas et al. v. Adaly Opportunity Fund et al., filed in the Supreme Court of New York, New York County on June 3, 2011, the Trustees of certain notes issued by Tribune, allege wrongdoing in connection with the LBO. In particular the Trustees claim that the LBO constituted a constructive fraudulent transfer under various state laws. E*TRADE Capital Markets, LLC, along with numerous other financial institutions, is a named defendant. The Company’s time to answer or otherwise respond to the complaint has been extended. The Company will defend itself vigorously in these matters.

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

There have been no material changes in the Company’s risk factors from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

*4.1	Security Agreement dated June 15, 2011, among the Company, the Subsidiary Grantors Party Hereto and The Bank of New York Mellon., as Collateral Trustee, relating to the 2016 Notes.

*4.2	First Supplemental Indenture dated June 15, 2011, among the Company, the Guaranteeing Subsidiaries Party Hereto and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 2016 Notes.

*4.3	Second Supplemental Indenture dated June 15, 2011, among the Company, the Guaranteeing Subsidiaries Party Hereto and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 2015 Notes.

*4.4	Fourth Supplemental Indenture dated June 15, 2011, among the Company, the Guaranteeing Subsidiaries Party Hereto and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 2017 Notes.

*4.5	Third Supplemental Indenture dated June 15, 2011, among the Company, the Guaranteeing Subsidiaries Party Hereto and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 2019 Debentures.

*31.1	Certification—Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification—Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification—Section 906 of the Sarbanes-Oxley Act of 2002

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 4, 2011

E*TRADE Financial Corporation (Registrant)

By	/S/ STEVEN J. FREIBERG
Steven J. Freiberg Chief Executive Officer (Principal Executive Officer)

By	/S/ MATTHEW J. AUDETTE
Matthew J. Audette Chief Financial Officer (Principal Financial and Accounting Officer)