Form 10-Q
period 2011-09-30
E TRADE FINANCIAL Corp
filed 2011-11-04
CIK 1015780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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

As of October 28, 2011, there were 285,272,038 shares of common stock outstanding.

E*TRADE FINANCIAL CORPORATION

FORM 10-Q QUARTERLY REPORT

For the Quarter Ended September 30, 2011

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

Key Factors Affecting Financial Performance

Our financial performance is affected by a number of factors outside of our control, including:

•	customer demand for financial products and services;

•	weakness or strength of the residential real estate and credit markets;

•	performance, volume and volatility of the equity and capital markets;

•	customer perception of the financial strength of our franchise;

•	market demand and liquidity in the secondary market for mortgage loans and securities;

•	market demand and liquidity in the wholesale borrowings market, including securities sold under agreements to repurchase;

•	our ability to obtain regulatory approval to move capital from our bank to our parent company; and

•	changes to the rules and regulations governing the financial services industry.

In addition to the items noted above, our success in the future will depend upon, among other things:

•	continuing our success in the acquisition, growth and retention of trading customers;

•	our ability to generate meaningful growth in the long-term investing customer group;

•	our ability to assess and manage credit risk;

•	our ability to generate capital sufficient to meet our operating needs at both our bank and our parent company;

•	our ability to assess and manage interest rate risk; and

•	disciplined expense control and improved operational efficiency.

Management monitors a number of metrics in evaluating the Company’s performance. The most significant of these are shown in the table and discussed in the text below:

	As of or For the Three Months Ended September 30,		Variance	As of or For the Nine Months Ended September 30,		Variance
	2011	2010	2011 vs. 2010	2011	2010	2011 vs. 2010
Customer Activity Metrics:
Daily average revenue trades (“DARTs”)	164,715	126,530	30%	163,234	150,530	8%
Average commission per trade	$10.76	$11.03	(2)%	$11.08	$11.16	(1)%
Margin receivables (dollars in billions)	$5.2	$4.6	13%	$5.2	$4.6	13%
End of period brokerage accounts	2,772,816	2,656,702	4%	2,772,816	2,656,702	4%
Net new brokerage accounts	13,043	7,202	*	88,505	26,623	*
Customer assets (dollars in billions)	$159.9	$159.4	0%	$159.9	$159.4	0%
Net new brokerage assets (dollars in billions)	$2.6	$1.4	*	$8.0	$5.7	*
Brokerage related cash (dollars in billions)	$26.1	$22.6	15%	$26.1	$22.6	15%

Company Financial Metrics:
Corporate cash (dollars in millions)	$438.2	$490.3	(11)%	$438.2	$490.3	(11)%
E*TRADE Financial Tier I leverage ratio	5.7%	4.1%	1.6%	5.7%	4.1%	1.6%
E*TRADE Financial Tier I common ratio	9.3%	5.4%	3.9%	9.3%	5.4%	3.9%
E*TRADE Bank Tier I capital ratio	8.1%	7.4%	0.7%	8.1%	7.4%	0.7%
Special mention loan delinquencies (dollars in millions)	$458.7	$603.5	(24)%	$458.7	$603.5	(24)%
Allowance for loan losses (dollars in millions)	$820.1	$1,032.8	(21)%	$820.1	$1,032.8	(21)%
Enterprise net interest spread	2.81%	2.95%	(0.14)%	2.85%	2.94%	(0.09)%
Enterprise interest-earning assets (average dollars in billions)	$42.7	$39.7	8%	$42.8	$41.0	4%

*	Percentage not meaningful.

Customer Activity Metrics

•	DARTs are the predominant driver of commissions revenue from our customers.

•	Average commission per trade is an indicator of changes in our customer mix, product mix and/or product pricing.

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

•

E*TRADE Financial Tier I leverage ratio is Tier I capital divided by average total assets for the holding company for leverage capital purposes. E*TRADE Financial Tier I common ratio is Tier I capital less elements of Tier I capital that are not in the form of common equity, such as trust preferred securities, divided by total risk-weighted assets for the holding company. The Tier I leverage and Tier I common ratios are non-GAAP measures as the holding company is not yet held to these capital requirements. See Liquidity and Capital Resources for a reconciliation of these non-GAAP measures to the comparable GAAP measures.

•	E*TRADE Bank Tier I capital ratio is Tier I capital divided by adjusted total assets for E*TRADE Bank and is an indication of E*TRADE Bank’s capital adequacy.

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

Significant Events in the Third Quarter of 2011

Enhancements to Our Trading and Investing Products and Services

•

We continued to grow our sales force in the third quarter, increasing our financial consultant team by 33% in 2011, as we continued to focus on engagement with long-term and retirement investors, as well as corporate clients;

•	We introduced Pro Elite, an exclusive program that combines no-fee access to our E*TRADE Pro trading platform and provides priority service and support;

•	We launched portfolio margin accounts, which provide sophisticated traders with additional tools to manage risk and leverage capital; and

•	We enhanced our E*TRADE Pro platform with new features including the ability to trade all options strategies, expanded CNBC content, logarithmic charts, cloud-based layouts, and the E*TRADE Community.

Market Recognition

•

Our corporate services business received top-ratings in overall satisfaction and loyalty among broker plan administrators by Group Five, an independent consulting and research firm, in their 2011 Stock Plan Administration Benchmarking Study.

EARNINGS OVERVIEW

We generated net income of $70.7 million and $163.0 million, or $0.24 and $0.56 per diluted share for the three and nine months ended September 30, 2011, respectively. We reported total net revenue of $507.3 million and $1.6 billion for the three and nine months ended September 30, 2011, respectively and provision for loan losses declined 35% and 46% to $98.4 million and $317.6 million, for the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010.

Commissions, fees and service charges, principal transactions and other revenue increased 20% to $180.6 million and 3% to $555.3 million for the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010, which was driven primarily by an increase in trading activity during the comparable periods.

Total operating expenses increased 28% to $341.7 million and 11% to $930.6 million for the three and nine months ended September 30, 2011, respectively, when compared to the same periods in 2010. This increase was driven primarily by increases in advertising and market development expense, FDIC insurance premiums and other operating expenses during the three and nine months ended September 30, 2011.

The following sections describe in detail the changes in key operating factors and other changes and events that have affected net revenue, provision for loan losses, operating expense, other income (expense) and income tax expense (benefit).

Revenue

The components of revenue and the resulting variances are as follows (dollars in millions):

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
			2011 vs. 2010				2011 vs. 2010
	2011	2010	Amount	%	2011	2010	Amount	%
Net operating interest income	$305.6	$298.9	$6.7	2%	$930.7	$921.4	$9.3	1%
Commissions	113.4	89.5	23.9	27%	341.7	322.3	19.4	6%
Fees and service charges	29.5	29.6	(0.1)	(0)%	103.3	107.0	(3.7)	(3)%
Principal transactions	27.3	21.5	5.8	27%	80.6	76.4	4.2	6%
Gains on loans and securities, net	24.3	46.9	(22.6)	(48)%	87.7	124.9	(37.2)	(30)%
Net impairment	(3.2)	(7.3)	4.1	(56)%	(12.1)	(28.1)	16.0	(57)%
Other revenues	10.4	10.3	0.1	1%	29.7	36.0	(6.3)	(18)%

Total non-interest income	201.7	190.5	11.2	6%	630.9	638.5	(7.6)	(1)%

Total net revenue	$507.3	$489.4	$17.9	4%	$1,561.6	$1,559.9	$1.7	0%

Total net revenue increased 4% to $507.3 million and increased slightly to $1.6 billion for the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010. This increase was driven primarily by an increase in commissions and a decrease in net impairment, which was partially offset by lower gains on loans and securities, net.

Net Operating Interest Income

Net operating interest income increased 2% to $305.6 million and increased 1% to $930.7 million for the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010. Net operating interest income is earned primarily through investing customer cash and deposits in interest-earning assets, which include: margin receivables, real estate loans, available-for-sale securities and held-to-maturity securities.

The following table presents enterprise average balance sheet data and enterprise income and expense data for our operations, as well as the related net interest spread, yields and rates and has been prepared on the basis required by the SEC’s Industry Guide 3, “Statistical Disclosure by Bank Holding Companies” (dollars in millions):

	Three Months Ended September 30,
	2011			2010
	Average Balance	Operating Interest Inc./Exp.	Average Yield/ Cost	Average Balance	Operating Interest Inc./Exp.	Average Yield/ Cost
Enterprise interest-earning assets:
Loans(1)	$14,302.0	$169.7	4.75%	$17,732.5	$212.3	4.79%
Margin receivables	5,404.7	55.6	4.08%	4,723.2	52.7	4.43%
Available-for-sale securities	15,016.4	102.5	2.73%	12,849.0	86.8	2.70%
Held-to-maturity securities	4,854.0	40.5	3.34%	1,708.5	14.6	3.42%
Cash and equivalents	1,534.5	0.8	0.19%	1,861.4	1.0	0.21%
Segregated cash and investments	965.1	0.2	0.07%	172.5	0.1	0.20%
Securities borrowed and other	604.7	13.1	8.58%	642.2	6.8	4.26%

Total enterprise interest-earning assets	42,681.4	382.4	3.58%	39,689.3	374.3	3.77%

Non-operating interest-earning and non-interest earning assets(2)	4,198.9			4,485.0

Total assets	$46,880.3			$44,174.3

Enterprise interest-bearing liabilities:
Retail deposits	$25,817.9	9.6	0.15%	$23,563.4	12.0	0.20%
Brokered certificates of deposit	40.3	0.6	5.75%	115.1	1.5	5.17%
Customer payables	5,492.1	2.3	0.16%	4,125.0	1.6	0.16%
Securities sold under agreements to repurchase	5,345.7	37.9	2.78%	6,014.6	31.2	2.03%
Federal Home Loan Bank (“FHLB”) advances and other borrowings	2,733.9	27.3	3.90%	2,754.0	30.4	4.32%
Securities loaned and other	627.6	0.4	0.24%	609.6	0.4	0.23%

Total enterprise interest-bearing liabilities	40,057.5	78.1	0.77%	37,181.7	77.1	0.82%

Non-operating interest-bearing and non-interest bearing liabilities(3)	1,915.0			2,812.8

Total liabilities	41,972.5			39,994.5
Total shareholders’ equity	4,907.8			4,179.8

Total liabilities and shareholders’ equity	$46,880.3			$44,174.3

Excess of enterprise interest-earning assets over enterprise interest-bearing liabilities/Enterprise net interest income/Spread	$2,623.9	$304.3	2.81%	$2,507.6	$297.2	2.95%

Enterprise net interest margin (net yield on enterprise interest-earning assets)			2.85%			3.00%
Ratio of enterprise interest-earning assets to enterprise interest-bearing liabilities			106.55%			106.74%
Return on average:
Total assets			0.60%			0.08%
Total shareholders’ equity			5.76%			0.80%
Average equity to average total assets			10.47%			9.46%

Reconciliation from enterprise net interest income to net operating interest income (dollars in millions):

	Three Months Ended September 30,
	2011	2010
Enterprise net interest income	$304.3	$297.2
Taxable equivalent interest adjustment	(0.3)	(0.3)
Customer cash held by third parties and other(4)	1.6	2.0

Net operating interest income	$305.6	$298.9

(1)	Nonaccrual loans are included in the respective average loan balances. Income on such nonaccrual loans is recognized on a cash basis.
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

(4)

Includes interest earned on average customer assets of $3.7 billion and $3.0 billion for the three months ended September 30, 2011 and 2010, respectively, held by parties outside the Company, including third party money market funds and sweep deposit accounts at unaffiliated financial institutions.

	Nine Months Ended September 30,
	2011			2010
	Average Balance	Operating Interest Inc./Exp.	Average Yield/ Cost	Average Balance	Operating Interest Inc./Exp.	Average Yield/ Cost
Enterprise interest-earning assets:
Loans(1)	$15,046.7	$537.0	4.76%	$18,827.0	$679.2	4.81%
Margin receivables	5,526.3	170.6	4.13%	4,410.8	147.4	4.47%
Available-for-sale securities	15,396.5	320.8	2.78%	13,037.2	290.6	2.97%
Held-to-maturity securities	3,782.8	94.3	3.32%	620.8	15.9	3.41%
Cash and equivalents	1,617.6	2.4	0.20%	2,562.8	4.3	0.23%
Segregated cash and investments	777.7	0.6	0.10%	890.3	1.6	0.24%
Securities borrowed and other	629.1	35.3	7.51%	663.7	20.5	4.12%

Total enterprise interest-earning assets	42,776.7	1,161.0	3.62%	41,012.6	1,159.5	3.77%

Non-operating interest-earning and non-interest earning assets(2)	4,319.8			4,334.6

Total assets	$47,096.5			$45,347.2

Enterprise interest-bearing liabilities:
Retail deposits	$25,809.4	32.0	0.17%	$24,163.1	45.1	0.25%
Brokered certificates of deposit	53.1	2.2	5.52%	117.0	4.5	5.13%
Customer payables	5,433.9	6.3	0.15%	4,655.7	5.2	0.15%
Securities sold under agreements to repurchase	5,531.3	113.9	2.72%	6,238.4	96.7	2.04%
Federal Home Loan Bank (“FHLB”) advances and other borrowings	2,743.7	79.5	3.82%	2,754.2	90.6	4.34%
Securities loaned and other	655.4	1.1	0.22%	610.5	1.3	0.28%

Total enterprise interest-bearing liabilities	40,226.8	235.0	0.77%	38,538.9	243.4	0.83%

Non-operating interest-bearing and non-interest bearing liabilities(3)	2,303.2			2,817.1

Total liabilities	42,530.0			41,356.0
Total shareholders’ equity	4,566.5			3,991.2

Total liabilities and shareholders’ equity	$47,096.5			$45,347.2

Excess of enterprise interest-earning assets over enterprise interest-bearing liabilities/Enterprise net interest income/Spread	$2,549.9	$926.0	2.85%	$2,473.7	$916.1	2.94%

Enterprise net interest margin (net yield on enterprise interest-earning assets)			2.89%			2.98%
Ratio of enterprise interest-earning assets to enterprise interest-bearing liabilities			106.34%			106.42%
Return on average:
Total assets			0.46%			(0.01)%
Total shareholders’ equity			4.76%			(0.15)%
Average equity to average total assets			9.70%			8.80%

Reconciliation from enterprise net interest income to net operating interest income (dollars in millions):

	Nine Months Ended September 30,
	2011	2010
Enterprise net interest income	$926.0	$916.1
Taxable equivalent interest adjustment	(0.9)	(0.8)
Customer cash held by third parties and other(4)	5.6	6.1

Net operating interest income	$930.7	$921.4

(1)	Nonaccrual loans are included in the respective average loan balances. Income on such nonaccrual loans is recognized on a cash basis.
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

(4)

Includes interest earned on average customer assets of $3.7 billion and $3.1 billion for the nine months ended September 30, 2011 and 2010, respectively, held by parties outside the Company, including third party money market funds and sweep deposit accounts at unaffiliated financial institutions.

The fluctuation in enterprise interest-earning assets is driven primarily by changes in enterprise interest-earning liabilities, specifically customer cash and deposits. Average enterprise interest-earning assets increased 8% to $42.7 billion and 4% to $42.8 billion for the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010. This was primarily a result of the increases in average margin receivables and average available-for-sale and held-to-maturity securities, offset by decreases in average loans and average cash and equivalents.

Average enterprise interest-bearing liabilities increased 8% to $40.1 billion and 4% to $40.2 billion for the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010. The increase in average enterprise interest-bearing liabilities was primarily due to increases in average retail deposits and average customer payables, offset by a decrease in average securities sold under agreements to repurchase.

Enterprise net interest spread decreased by 14 basis points to 2.81% and by nine basis points to 2.85% for the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010. If the current interest rate environment persists, we expect a meaningful decline in enterprise net interest spread over time.

Commissions

Commissions revenue increased 27% to $113.4 million and 6% to $341.7 million for the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010. The main factors that affect commissions are DARTs, average commission per trade and the number of trading days during the period. Average commission per trade is impacted by different trade types (e.g. equities, options, fixed income, stock plan, exchange-traded funds, mutual funds and cross border) that can have different commission rates. Accordingly, changes in the mix of trade types will impact average commission per trade.

DART volume increased 30% to 164,715 and 8% to 163,234 for the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010. Option-related DARTs as a percentage of total DARTs represented 21% and 20% of trading volume for the three and nine months ended September 30, 2011, respectively, compared to 18% and 16% for the comparable periods in 2010. Exchange-traded funds-related DARTs as a percentage of total DARTs represented 13% and 11% of trading volume for the three and nine months ended September 30, 2011, respectively, compared to 11% and 10% for the comparable periods in 2010.

Average commission per trade decreased 2% to $10.76 and 1% to $11.08 for the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010. The decrease was driven by a change in the customer mix, specifically a lower mix of trades from stock plan customers related to market performance and volatility, when compared to the same periods in 2010.

Fees and Service Charges

Fees and service charges decreased slightly to $29.5 million and decreased 3% to $103.3 million for the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010. The decrease for the nine months ended September 30, 2011 was primarily due to the elimination of all account activity fees, which took effect in the second quarter of 2010.

Principal Transactions

Principal transactions increased 27% to $27.3 million and 6% to $80.6 million for the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010. Principal transactions are derived from our market making business in which we act as a market-maker for our brokerage customers’ orders as well as orders from third party customers. The increase in principal transactions revenue was driven by an increase in average revenue earned per share when compared to the same periods in 2010.

Gains on Loans and Securities, Net

Gains on loans and securities, net were $24.3 million and $87.7 million for the three and nine months ended September 30, 2011, respectively, as shown in the following table (dollars in millions):

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
			2011 vs. 2010				2011 vs. 2010
	2011	2010	Amount	%	2011	2010	Amount	%
Gains on loans, net	$0.1	$0.1	$—	*	$0.2	$6.3	$(6.1)	*

Gains on available-for-sale securities, net	25.9	47.1	(21.2)	(45)%	87.0	119.4	(32.4)	(27)%
Gains (losses) on trading securities, net	(3.0)	(0.1)	(2.9)	*	(2.1)	0.2	(2.3)	*
Hedge ineffectiveness	1.3	(0.2)	1.5	*	2.6	(1.0)	3.6	*

Gains on securities, net	24.2	46.8	(22.6)	(48)%	87.5	118.6	(31.1)	(26)%

Gains on loans and securities, net	$24.3	$46.9	$(22.6)	(48)%	$87.7	$124.9	$(37.2)	(30)%

*	Percentage not meaningful.

Net Impairment

We recognized $3.2 million and $12.1 million of net impairment during the three and nine months ended September 30, 2011, respectively, on certain securities in our non-agency CMO portfolio due to continued deterioration in the expected credit performance of the underlying loans in those specific securities. The gross other-than-temporary impairment (“OTTI”) and the noncredit portion of OTTI, which was or had been previously recorded through other comprehensive income, are shown in the table below (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Other-than-temporary impairment (“OTTI”)	$(1.0)	$(1.2)	$(7.9)	$(30.9)
Less: noncredit portion of OTTI recognized into (out of) other comprehensive income (before tax)	(2.2)	(6.1)	(4.2)	2.8

Net impairment	$(3.2)	$(7.3)	$(12.1)	$(28.1)

Other Revenues

Other revenues increased 1% to $10.4 million and decreased 18% to $29.7 million for the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010. The decrease during the nine months ended September 30, 2011 was due primarily to the gain on sale of approximately $1 billion in savings accounts to Discover Financial Services in the first quarter of 2010, which increased other revenues during the nine months ended September 30, 2010.

Provision for Loan Losses

Provision for loan losses decreased 35% to $98.4 million and 46% to $317.6 million for the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010. The decrease in provision for loan losses was driven by improving credit trends, as evidenced by the lower levels of at-risk (30-179 days delinquent) loans in the one- to four-family and home equity loan portfolios. The provision for loan losses has declined 81% from its peak of $517.8 million in the third quarter of 2008 and we expect it to continue to decline through the end of 2011 when compared to 2010, although it is subject to variability from quarter to quarter.

Operating Expense

The components of operating expense and the resulting variances are as follows (dollars in millions):

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
			2011 vs. 2010				2011 vs. 2010
	2011	2010	Amount	%	2011	2010	Amount	%
Compensation and benefits	$80.5	$75.8	$4.7	6%	$245.0	$243.9	$1.1	0%
Clearing and servicing	34.7	33.8	0.9	3%	113.1	111.1	2.0	2%
Advertising and market development	27.3	25.6	1.7	7%	108.6	93.5	15.1	16%
Professional services	19.8	16.1	3.7	23%	64.7	55.9	8.8	16%
FDIC insurance premiums	35.7	19.8	15.9	81%	80.3	58.3	22.0	38%
Communications	16.9	17.5	(0.6)	(3)%	49.7	56.4	(6.7)	(12)%
Occupancy and equipment	17.0	17.9	(0.9)	(5)%	51.0	53.7	(2.7)	(5)%
Depreciation and amortization	22.9	23.2	(0.3)	(1)%	67.6	65.9	1.7	3%
Amortization of other intangibles	6.5	7.1	(0.6)	(8)%	19.6	21.4	(1.8)	(8)%
Facility restructuring and other exit activities	0.4	2.9	(2.5)	*	6.1	4.5	1.6	*
Other operating expenses	80.0	27.2	52.8	194%	124.9	73.3	51.6	70%

Total operating expense	$341.7	$266.9	$74.8	28%	$930.6	$837.9	$92.7	11%

*	Percentage not meaningful.

Operating expense increased 28% to $341.7 million and 11% to $930.6 million for the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010. The fluctuation was driven primarily by increases in advertising and market development expense, professional services, FDIC insurance premiums, and other operating expenses which were partially offset by decreases in communications expense, compared to the same periods in 2010.

Compensation and Benefits

Compensation and benefits increased 6% to $80.5 million and increased slightly to $245.0 million for the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010. The increase resulted primarily from higher compensation expense as a result of a 6% increase in the employee base from September 30, 2010 to September 30, 2011.

Advertising and Market Development

Advertising and market development expense increased 7% to $27.3 million and 16% to $108.6 million for the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010. These fluctuations were due largely to the planned increase in advertising expenditures in our continuing effort to attract new accounts and customer assets during the three and nine months ended September 30, 2011.

Professional Services

Professional services increased 23% to $19.8 million and 16% to $64.7 million for the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010. The increase was due primarily to a $6.0 million credit in connection with a legal settlement in the third quarter of 2010. There were no similar settlements made during the three and nine months ended September 30, 2011.

FDIC Insurance Premiums

FDIC insurance premiums increased 81% to $35.7 million and 38% to $80.3 million for the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010. The increase was due primarily to an industry wide change in the FDIC insurance premium assessment calculation, effective in the second quarter of 2011. The three months ended September 30, 2011 included approximately $6 million related to the second quarter of 2011. When our calculation of the assessment was finalized in the third quarter, it resulted in an increase to the second quarter estimate.

Communications

Communications expense decreased 3% to $16.9 million and 12% to $49.7 million for the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010. The decrease was driven primarily by a decline in vendor services fees when compared to the same periods in 2010.

Other Operating Expenses

Other operating expenses increased 194% to $80.0 million and 70% to $124.9 million for the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010. The increase was driven by a reserve of $55 million related to our intention to initiate an offer to purchase auction rate securities held by customers of E*TRADE Securities LLC, as well as former customers who purchased auction rate securities through E*TRADE Securities LLC and are covered by the agreement in principle, that was recorded in the third quarter of 2011. This reserve relates primarily to our estimate of the securities’ current fair value relative to their par value and includes other estimated settlement costs.

Other Income (Expense)

Other income (expense) increased 26% to $44.2 million and 13% to $128.9 million for the three and nine months ended September 30, 2011, respectively, when compared to the same periods in 2010, as shown in the following table (dollars in millions):

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
			2011 vs. 2010				2011 vs. 2010
	2011	2010	Amount	%	2011	2010	Amount	%
Corporate interest income	$—	$6.1	$(6.1)	*	$0.7	$6.1	$(5.4)	*
Corporate interest expense	(44.7)	(41.8)	(2.9)	7%	(132.9)	(124.0)	(8.9)	7%
Gains on sales of investments, net	—	1.7	(1.7)	*	—	1.8	(1.8)	*
Gains on early extinguishment of debt	—	—	—	*	3.1	—	3.1	*
Equity in income (loss) of investments and venture funds	0.5	(1.0)	1.5	*	0.2	1.6	(1.4)	*

Total other income (expense)	$(44.2)	$(35.0)	$(9.2)	26%	$(128.9)	$(114.5)	$(14.4)	13%

*	Percentage not meaningful.

Total other income (expense) for the three and nine months ended September 30, 2011 primarily consisted of corporate interest expense on interest-bearing corporate debt. Offsetting interest expense for the nine months ended September 30, 2011 was a $3.1 million gain on early extinguishment of debt related to the call of the 7  3/8% Notes in the second quarter of 2011. Offsetting corporate interest expense for the three and nine months ended September 30, 2010 was a benefit of $6.0 million related to a legal settlement.

Income Tax Expense (Benefit)

Income tax benefit was $47.8 million and income tax expense was $21.5 million for the three and nine months ended September 30, 2011, respectively, compared to income tax expense of $27.1 million and $26.2 million for the same periods in 2010. The effective tax rates were (208.2)% and 11.6% for the three and nine months ended September 30, 2011, respectively, and 76.4% and 119.9% for the for the three and nine months ended September 30, 2010, respectively.

During the third quarter of 2011, we recorded an income tax benefit of $61.7 million related to the taxable liquidation of a European subsidiary. The subsidiary was liquidated for U.S. tax purposes in connection with our international restructuring activities. This liquidation resulted in the taxable recognition of certain losses, including historical acquisition premiums that we incurred internationally. This tax benefit resulted in a corresponding increase to the deferred tax asset, which was $1.5 billion as of September 30, 2011.

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

We did not maintain a valuation allowance against federal deferred tax assets as of September 30, 2011 as we believe that it is more likely than not that all of these assets will be realized. We continue to maintain a valuation allowance for certain state and foreign deferred tax assets as it is more likely than not that they will not be realized.

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

Trading and Investing

The following table summarizes trading and investing financial information and key metrics as of and for the three and nine months ended September 30, 2011 and 2010 (dollars in millions, except for key metrics):

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
			2011 vs. 2010				2011 vs. 2010
	2011	2010	Amount	%	2011	2010	Amount	%
Net operating interest income	$185.5	$187.9	$(2.4)	(1)%	$566.1	$574.0	$(7.9)	(1)%
Commissions	113.4	89.5	23.9	27%	341.7	322.3	19.4	6%
Fees and service charges	29.3	29.0	0.3	1%	101.2	105.6	(4.4)	(4)%
Principal transactions	27.3	21.5	5.8	27%	80.6	76.4	4.2	5%
Other revenues	7.4	8.3	(0.9)	(11)%	23.2	29.4	(6.2)	(21)%

Total net revenue	362.9	336.2	26.7	8%	1,112.8	1,107.7	5.1	0%
Total operating expense	237.8	178.2	59.6	33%	633.0	560.6	72.4	13%

Trading and investing income before income taxes	$125.1	$158.0	$(32.9)	(21)%	$479.8	$547.1	$(67.3)	(12)%

Key Metrics:
DARTs	164,715	126,530	38,185	30%	163,234	150,530	12,704	8%
Average commission per trade	$10.76	$11.03	$(0.27)	(2)%	$11.08	$11.16	$(0.08)	(1)%
Margin receivables (dollars in billions)	$5.2	$4.6	$0.6	13%	$5.2	$4.6	$0.6	13%
End of period brokerage accounts	2,772,816	2,656,702	116,114	4%	2,772,816	2,656,702	116,114	4%
Net new brokerage accounts	13,043	7,202	5,841	*	88,505	26,623	61,882	*
Customer assets (dollars in billions)	$159.9	$159.4	$0.5	0%	$159.9	$159.4	$0.5	0%
Net new brokerage assets (dollars in billions)	$2.6	$1.4	$1.2	*	$8.0	$5.7	$2.3	*
Brokerage related cash (dollars in billions)	$26.1	$22.6	$3.5	15%	$26.1	$22.6	$3.5	15%

*	Percentage not meaningful.

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

Trading and investing income before income taxes decreased 21% to $125.1 million and 12% to $479.8 million for the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010. We continued to generate net new brokerage accounts, ending the quarter with 2.8 million accounts. Our brokerage related cash, which is one of our most profitable sources of funding, increased by $3.5 billion when compared to the same period in 2010.

Trading and investing commissions increased 27% to $113.4 million and 6% to $341.7 million for the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010. These increases in commissions were primarily the result of an increase in DARTs of 30% to 164,715 and 8% to 163,234 for the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010.

Trading and investing fees and service charges increased 1% to $29.3 million and decreased 4% to $101.2 million for the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010. This decrease for the nine months ended September 30, 2011 was driven primarily by the elimination of all account activity fees, which took effect in the second quarter of 2010.

Trading and investing principal transactions increased 27% to $27.3 million and 6% to $80.6 million for the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010. The increase in principal transactions revenue was driven by an increase in average revenue earned per share when compared to the same periods in 2010.

Trading and investing operating expense increased 33% to $237.8 million and 13% to $633.1 million for the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010. The increase for the three and nine months ended September 30, 2011 was driven by a reserve of $55 million related to our intention to initiate an offer to purchase auction rate securities held by customers of E*TRADE Securities LLC that was recorded in the third quarter of 2011. This reserve relates primarily to our estimate of the securities’ current fair value relative to their par value and includes other estimated settlement costs.

As of September 30, 2011, we had approximately 2.8 million brokerage accounts, 1.1 million stock plan accounts and 0.5 million banking accounts. For the three months ended September 30, 2011 and 2010, our brokerage products contributed 69% and 65%, respectively, and our banking products, which include sweep products, contributed 31% and 35%, respectively, of total trading and investing net revenue. For the nine months ended September 30, 2011 and 2010, our brokerage products contributed 70% and 67%, respectively, and our banking products contributed 30% and 33%, respectively, of total trading and investing net revenue.

Balance Sheet Management

The following table summarizes balance sheet management financial information and key metrics as of and for the three and nine months ended September 30, 2011 and 2010 (dollars in millions):

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
			2011 vs. 2010				2011 vs. 2010
	2011	2010	Amount	%	2011	2010	Amount	%
Net operating interest income	$120.0	$111.0	$9.0	8%	$364.5	$347.3	$17.2	5%
Fees and service charges	0.2	0.6	(0.4)	(72)%	2.1	1.4	0.7	46%
Gains on loans and securities, net	25.3	46.9	(21.6)	(46)%	88.9	124.9	(36.0)	(29)%
Net impairment	(3.2)	(7.3)	4.1	(56)%	(12.1)	(28.1)	16.0	(57)%
Other revenues	2.1	2.0	0.1	2%	5.4	6.7	(1.3)	(19)%

Total net revenue	144.4	153.2	(8.8)	(6)%	448.8	452.2	(3.4)	(1)%
Provision for loan losses	98.4	152.0	(53.6)	(35)%	317.6	585.6	(268.0)	(46)%
Total operating expense	66.4	54.3	12.1	22%	178.2	159.3	18.9	12%

Balance sheet management loss before income taxes	$(20.4)	$(53.1)	$32.7	(62)%	$(47.0)	$(292.7)	$245.7	(84)%

Key Metrics:
Special mention loan delinquencies	$458.7	$603.5	$(144.8)	(24)%	$458.7	$603.5	$(144.8)	(24)%
Allowance for loan losses	$820.1	$1,032.8	$(212.7)	(21)%	$820.1	$1,032.8	$(212.7)	(21)%
Allowance for loan losses as a % of gross loans receivable	5.93%	6.03%	*	(0.10)%	5.93%	6.03%	*	(0.10)%

*	Percentage not meaningful.

Our balance sheet management segment generates revenue from managing loans previously originated or purchased from third parties as well as our customer cash and deposit relationships to generate additional net operating interest income.

The balance sheet management segment reported a loss of $20.4 million and $47.0 million for the three and nine months ended September 30, 2011, respectively. The losses in the segment are due primarily to the provision for loan losses of $98.4 million and $317.6 million for the three and nine months ended September 30, 2011, respectively.

Gains on loans and securities, net were $25.3 million and $88.9 million for the three and nine months ended September 30, 2011, respectively, compared to $46.9 million and $124.9 million for the same periods in 2010. The gains on loans and securities, net were due primarily to gains on the sale of certain agency mortgage-backed securities and agency debentures during the three and nine months ended September 30, 2011.

We recognized $3.2 million and $12.1 million of net impairment during the three and nine months ended September 30, 2011, respectively, on certain securities in the non-agency CMO portfolio due to continued deterioration in the expected credit performance of the underlying loans in those specific securities. The net impairment included gross OTTI of $1.0 million and $7.9 million for the three and nine months ended September 30, 2011. The amount that had been previously recorded through other comprehensive income and was reclassified into earnings during the three and nine months ended September 30, 2011 was $2.2 million and $4.2 million, respectively.

Provision for loan losses decreased 35% to $98.4 million and 46% to $317.6 million for the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010. The decrease in provision for loan losses was driven by improving credit trends, as evidenced by the lower levels of at-risk (30-179 days delinquent) loans in the one- to four- family and home equity loan portfolios.

Total balance sheet management operating expense increased 22% to $66.4 million and 12% to $178.2 million for the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010. The increase in operating expense for the three and nine months ended September 30, 2011 was due primarily to increased FDIC insurance premiums as a result of an industry wide change in the FDIC insurance premium assessment calculation, effective in the second quarter of 2011.

Corporate/Other

The following table summarizes corporate/other financial information for the three and nine months ended September 30, 2011 and 2010 (dollars in millions):

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
			2011 vs. 2010				2011 vs. 2010
	2011	2010	Amount	%	2011	2010	Amount	%
Total net revenue	$0.0	$0.0	$—	*	$(0.0)	$(0.0)	$—	*

Compensation and benefits	17.3	17.7	(0.4)	(2)%	52.3	58.7	(6.4)	(11)%
Professional services	7.8	2.3	5.5	235%	25.2	17.7	7.5	43%
Communications	0.4	0.4	—	*	1.1	1.3	(0.2)	(18)%
Occupancy and equipment	0.4	0.8	(0.4)	(52)%	2.2	2.2	—	*
Depreciation and amortization	4.7	4.9	(0.2)	(4)%	14.1	16.2	(2.1)	(13)%
Facility restructuring and other exit activities	0.4	2.9	(2.5)	*	6.1	4.5	1.6	*
Other operating expenses	6.5	5.3	1.2	21%	18.4	17.4	1.0	6%

Total operating expense	37.5	34.3	3.2	9%	119.4	118.0	1.4	1%

Operating loss	(37.5)	(34.3)	(3.2)	9%	(119.4)	(118.0)	(1.4)	1%
Total other income (expense)	(44.2)	(35.0)	(9.2)	26%	(128.9)	(114.5)	(14.4)	13%

Corporate/other loss before income taxes	$(81.7)	$(69.3)	$(12.4)	18%	$(248.3)	$(232.5)	$(15.8)	7%

*	Percentage not meaningful.

Our corporate/other category includes costs that are centrally-managed, technology related costs incurred to support centrally-managed functions, restructuring and other exit activities, corporate debt and corporate investments.

Our corporate/other loss before income taxes was $81.7 million and $248.3 million for the three and nine months ended September 30, 2011, compared to $69.3 million and $232.5 million, respectively, for the same periods in 2010. The increase in professional services was due primarily to a $6.0 million credit in connection with a legal settlement in the third quarter of 2010. There were no similar settlements made during the three and nine months ended September 30, 2011. Total other income (expense) consisted primarily of $44.7 million and $132.9 million in corporate interest expense for the three and nine months ended September 30, 2011, respectively, on interest-bearing corporate debt. Offsetting interest expense for the nine months ended September 30, 2011 was a $3.1 million gain on early extinguishment of debt related to the call of the 7 3/8% Notes in the second quarter of 2011.

BALANCE SHEET OVERVIEW

The following table sets forth the significant components of our consolidated balance sheet (dollars in millions):

			Variance
	September 30, 2011	December 31, 2010	2011 vs. 2010
			Amount	%
Assets:
Cash and equivalents	$1,678.9	$2,374.3	$(695.4)	(29)%
Cash and investments required to be segregated under federal or other regulations	1,205.4	609.5	595.9	98%
Securities(1)	19,985.4	17,330.6	2,654.8	15%
Margin receivables	5,167.9	5,120.6	47.3	1%
Loans, net	13,003.0	15,127.4	(2,124.4)	(14)%
Investment in FHLB stock	147.0	164.4	(17.4)	(11)%
Other(2)	5,337.1	5,646.2	(309.1)	(5)%

Total assets	$46,524.7	$46,373.0	$151.7	0%

Liabilities and shareholders’ equity:
Deposits	$25,238.9	$25,240.3	$(1.4)	(0)%
Wholesale borrowings(3)	7,806.5	8,620.0	(813.5)	(9)%
Customer payables	5,394.7	5,020.1	374.6	7%
Corporate debt	1,489.8	2,145.9	(656.1)	(31)%
Other liabilities	1,648.6	1,294.3	354.3	27%

Total liabilities	41,578.5	42,320.6	(742.1)	(2)%
Shareholders’ equity	4,946.2	4,052.4	893.8	22%

Total liabilities and shareholders’ equity	$46,524.7	$46,373.0	$151.7	0%

(1)	Includes balance sheet line items trading, available-for-sale and held-to-maturity securities.
(2)	Includes balance sheet line items property and equipment, net, goodwill, other intangibles, net and other assets.
(3)	Includes balance sheet line items securities sold under agreements to repurchase and FHLB advances and other borrowings.

Cash and Investments Required to be Segregated under Federal or Other Regulations

The level of cash and investments required to be segregated under federal or other regulations, or segregated cash and investments, is driven largely by the amount of customer payables we hold as a liability in excess of the amount of margin receivables we hold as an asset. This difference represents excess customer cash that we are required by our regulators to segregate in a cash account for the exclusive benefit of our brokerage customers. Segregated cash and investments increased by $0.6 billion during the nine months ended September 30, 2011. This increase was driven primarily by an increase in customer payables of $0.4 billion during the nine months ended September 30, 2011.

Securities

Trading, available-for-sale and held-to-maturity securities are summarized as follows (dollars in millions):

	September 30, 2011	December 31, 2010	Variance
			2011 vs. 2010
			Amount	%
Trading securities	$49.0	$62.2	$(13.2)	(21)%

Available-for-sale securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$13,278.6	$12,898.1	$380.5	3%
Non-agency CMOs	359.0	395.4	(36.4)	(9)%

Total residential mortgage-backed securities	13,637.6	13,293.5	344.1	3%
Investment securities	1,375.5	1,512.2	(136.7)	(9)%

Total available-for-sale securities	$15,013.1	$14,805.7	$207.4	1%

Held-to-maturity securities:
Agency mortgage-backed securities and CMOs	$4,178.3	$1,928.6	$2,249.7	117%
Investment securities	745.0	534.1	210.9	39%

Total held-to-maturity securities	$4,923.3	$2,462.7	$2,460.6	100%

Total securities	$19,985.4	$17,330.6	$2,654.8	15%

Securities represented 43% and 37% of total assets at September 30, 2011 and December 31, 2010, respectively. The increase in available-for-sale securities was due primarily to an increase of $0.4 billion in agency mortgage-backed securities and CMOs, partially offset by the sale or call of agency debentures. The increase in held-to-maturity securities was due primarily to the purchase of $2.2 billion in agency mortgage-backed securities and CMOs.

Loans, Net

Loans, net are summarized as follows (dollars in millions):

	September 30, 2011	December 31, 2010	Variance
			2011 vs. 2010
			Amount	%
Loans held-for-sale	$3.2	$5.5	$(2.3)	(41)%
One- to four-family	6,960.1	8,170.3	(1,210.2)	(15)%
Home equity	5,574.3	6,410.3	(836.0)	(13)%
Consumer and other	1,179.8	1,443.4	(263.6)	(18)%
Unamortized premiums, net	105.7	129.1	(23.4)	(18)%
Allowance for loan losses	(820.1)	(1,031.2)	211.1	(20)%

Total loans, net	$13,003.0	$15,127.4	$(2,124.4)	(14)%

Loans, net decreased 14% to $13.0 billion at September 30, 2011 from $15.1 billion at December 31, 2010. This decline was due primarily to our strategy of reducing balance sheet risk by allowing the loan portfolio to pay down, which we plan to do for the foreseeable future.

Deposits

Deposits are summarized as follows (dollars in millions):

			Variance
	September 30, 2011	December 31, 2010	2011 vs. 2010
			Amount	%
Sweep deposits	$17,368.2	$16,139.6	$1,228.6	8%
Complete savings deposits	5,798.0	6,683.6	(885.6)	(13)%
Other money market and savings deposits	1,037.9	1,092.9	(55.0)	(5)%
Checking deposits	787.2	825.6	(38.4)	(5)%
Certificates of deposit	210.5	407.1	(196.6)	(48)%
Brokered certificates of deposit	37.1	91.5	(54.4)	(59)%

Total deposits	$25,238.9	$25,240.3	$(1.4)	(0)%

Deposits represented 61% and 60% of total liabilities at September 30, 2011 and December 31, 2010, respectively. At September 30, 2011, 94% of our customer deposits were covered by FDIC insurance. Deposits generally provide the benefit of lower interest costs compared with wholesale funding alternatives. Deposits decreased slightly during the nine months ended September 30, 2011 with decreases of $0.9 billion and $0.2 billion in complete savings deposits and certificates of deposit, respectively, mostly offset by an increase of $1.2 billion in sweep deposits.

The deposits balance is a component of the total customer cash and deposits balance reported as a customer activity metric of $33.9 billion and $33.5 billion at September 30, 2011 and December 31, 2010, respectively. The total customer cash and deposits balance is summarized as follows (dollars in millions):

			Variance
	September 30, 2011	December 31, 2010	2011 vs. 2010
			Amount	%
Deposits	$25,238.9	$25,240.3	$(1.4)	(0)%
Less: brokered certificates of deposit	(37.1)	(91.5)	54.4	(59)%

Retail deposits	25,201.8	25,148.8	53.0	0%
Customer payables	5,394.7	5,020.1	374.6	7%
Customer cash balances held by third parties and other	3,353.2	3,363.8	(10.6)	(0)%

Total customer cash and deposits	$33,949.7	$33,532.7	$417.0	1%

Wholesale Borrowings

Wholesale borrowings, which consist of securities sold under agreements to repurchase and FHLB advances and other borrowings are summarized as follows (dollars in millions):

			Variance
	September 30, 2011	December 31, 2010	2011 vs. 2010
			Amount	%
Securities sold under agreements to repurchase	$5,044.8	$5,888.3	$(843.5)	(14)%

FHLB advances	$2,330.9	$2,284.1	$46.8	2%
Subordinated debentures	427.6	427.5	0.1	0%
Other	3.2	20.1	(16.9)	(84)%

Total FHLB advances and other borrowings	$2,761.7	$2,731.7	$30.0	1%

Total wholesale borrowings	$7,806.5	$8,620.0	$(813.5)	(9)%

Wholesale borrowings represented 19% and 20% of total liabilities at September 30, 2011 and December 31, 2010, respectively. Securities sold under agreements to repurchase and FHLB advances are the primary wholesale funding sources of the Bank. As a result, we expect these balances to fluctuate over time as deposits and interest-earning assets fluctuate. The decrease in securities sold under agreements to repurchase of $0.8 billion during the nine months ended September 30, 2011 was due to a planned decrease in the forecasted issuance of debt. We do not anticipate another significant decrease in securities sold under agreements to repurchase in the near term.

Corporate Debt

Corporate debt by type is shown as follows (dollars in millions):

	Face Value	Discount	Fair Value Hedge Adjustment	Net
September 30, 2011
Interest-bearing notes:
Senior notes:
7 7/8% Notes, due 2015	$243.2	$(1.2)	$7.8	$249.8
6 3/4% Notes, due 2016	435.0	(7.9)	—	427.1

Total senior notes	678.2	(9.1)	7.8	676.9
12 1/2% Springing lien notes, due 2017	930.2	(166.8)	6.5	769.9

Total interest-bearing notes	1,608.4	(175.9)	14.3	1,446.8
Non-interest-bearing debt:
0% Convertible debentures, due 2019	43.0	—	—	43.0

Total corporate debt	$1,651.4	$(175.9)	$14.3	$1,489.8

	Face Value	Discount	Fair Value Hedge Adjustment	Net
December 31, 2010
Interest-bearing notes:
Senior notes:
8% Notes, due 2011	$3.6	$—	$—	$3.6
7 3/8% Notes, due 2013	414.7	(2.5)	15.1	427.3
7 7/8% Notes, due 2015	243.2	(1.5)	9.3	251.0

Total senior notes	661.5	(4.0)	24.4	681.9
12 1/2% Springing lien notes, due 2017	930.2	(177.5)	7.3	760.0

Total interest-bearing notes	1,591.7	(181.5)	31.7	1,441.9
Non-interest-bearing debt:
0% Convertible debentures, due 2019	704.0	—	—	704.0

Total corporate debt	$2,295.7	$(181.5)	$31.7	$2,145.9

Corporate debt decreased 31% to $1.5 billion at September 30, 2011 from $2.1 billion at December 31, 2010. The decline was due to the conversion of approximately $661 million in convertible debentures into 63.9 million shares of common stock during the nine months ended September 30, 2011. The remaining face value of the convertible debentures as of September 30, 2011 was $43.0 million.

During the second of quarter of 2011, we issued an aggregate principal amount of $435 million in 6 3/4% Notes, and used the proceeds to redeem all of the outstanding 7 3/8% Notes due September 2013, approximately $415 million aggregate principal amount, including paying the associated redemption premium, accrued interest and related fees and expenses.

Shareholders’ Equity

The activity in shareholders’ equity during the nine months ended September 30, 2011 is summarized as follows (dollars in millions):

	Common Stock/ Additional Paid-In Capital	Accumulated Deficit/Other Comprehensive Loss	Total
Beginning balance, December 31, 2010	$6,642.9	$(2,590.5)	$4,052.4
Net income	—	163.0	163.0
Conversions of convertible debentures	660.9	—	660.9
Net change from available-for-sale securities	—	203.7	203.7
Net change from cash flow hedging instruments	—	(142.5)	(142.5)
Other(1)	6.9	1.8	8.7

Ending balance, September 30, 2011	$7,310.7	$(2,364.5)	$4,946.2

(1)	Other includes employee share-based compensation accounting and changes in accumulated other comprehensive loss from foreign currency translation.

Shareholders’ equity increased 22% to $4.9 billion at September 30, 2011 from $4.1 billion at December 31, 2010. This increase was due primarily to the conversion of $660.9 million in convertible debentures into 63.9 million shares of common stock during the nine months ended September 30, 2011.

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

Capital is generated primarily through our business operations and our capital market activities. The primary business operations of both the trading and investing and balance sheet management segments are contained within E*TRADE Bank; therefore, we believe a key indicator of the capital generated or used in our business operations is the level of regulatory capital in E*TRADE Bank. During the nine months ended September 30, 2011, E*TRADE Bank generated an additional $432 million of risk-based capital and $348 million of Tier I capital in excess of the level our regulators define as well-capitalized. The continued generation of additional risk-based and Tier I capital is a positive indicator that the regulatory capital in E*TRADE Bank is sufficient to meet its operating needs.

Consolidated Cash and Equivalents

The consolidated cash and equivalents balance decreased by $0.7 billion to $1.7 billion for the nine months ended September 30, 2011. The majority of this balance is cash held in regulated subsidiaries, primarily the Bank, outlined as follows (dollars in millions):

			Variance
	September 30, 2011	December 31, 2010	2011 vs. 2010
Corporate cash	$438.2	$470.5	$(32.3)
Bank cash	1,192.7	1,812.1	(619.4)
International brokerage and other cash	48.0	91.7	(43.7)

Total consolidated cash	$1,678.9	$2,374.3	$(695.4)

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

E*TRADE Bank is subject to capital requirements determined by its regulator. At September 30, 2011 and December 31, 2010, E*TRADE Bank had $1.3 billion and $1.0 billion, respectively, of Tier I capital in excess of the regulatory minimum level required to be considered “well capitalized.” Since late 2009, the Company has requested and received the approval of its primary regulator to send quarterly dividends from E*TRADE Bank to the parent. The dividend had been equal to profits from the previous quarter of E*TRADE Securities LLC. We believe our former regulator, the OTS, viewed these dividend requests as distinct from a more comprehensive request to release a portion of E*TRADE Bank’s excess capital. During the third quarter of 2011, the Company transitioned regulators from the OTS to the OCC and the Federal Reserve. We believe our new regulators would view all dividend requests with an equal level of scrutiny; therefore, rather than pursue a request solely for profits from the previous quarter of E*TRADE Securities LLC, we believe the best path for the Company’s shareholders is to work on a comprehensive dividend plan that efficiently distributes capital amongst our regulated entities and parent company. The Company has begun this process and the expectation is that it could take several quarters to conduct, and we cannot predict the likelihood or timing of regulatory approval for any such dividends.

The Company’s broker-dealer subsidiaries are subject to capital requirements determined by their respective regulators. At September 30, 2011 and December 31, 2010, all of our brokerage subsidiaries met their minimum net capital requirements. Our broker-dealer subsidiaries had excess net capital of $644.4 million(1) at September 30, 2011, a decrease of $4.8 million from December 31, 2010. While we cannot assure that we would obtain regulatory approval in the future to withdraw any of this excess net capital, $468.6 million is available for dividend while still maintaining a capital level above regulatory “early warning” guidelines.

(1)	The excess net capital of the broker-dealer subsidiaries at September 30, 2011 included $429.4 million and $157.5 million of excess net capital at E*TRADE Clearing LLC and E*TRADE Securities LLC, respectively, which are subsidiaries of E*TRADE Bank and are also included in the excess risk-based capital of E*TRADE Bank.

Financial Regulatory Reform Legislation and Basel III Accords

Under the Dodd-Frank Act, our primary regulator, the OTS, was abolished during July 2011 and its functions and personnel distributed among the Office of the Comptroller of the Currency (the “OCC”), FDIC and the Federal Reserve. Although the Dodd-Frank Act maintains the federal thrift charter, it eliminates certain benefits of the charter and imposes new penalties for failure to comply with the qualified thrift lender test. The Dodd-Frank Act also requires all companies, including savings and loan holding companies, that directly or indirectly control an insured depository institution to serve as a source of strength for the institution.

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

	September 30, 2011	December 31, 2010	September 30, 2010
Shareholders’ equity	$4,946.2	$4,052.4	$4,164.5
Deduct:
Losses in other comprehensive income on available-for-sale debt securities and cash flow hedges, net of tax	(378.7)	(439.9)	(348.7)
Goodwill and other intangible assets, net of deferred tax liabilities	1,975.3	2,046.4	2,060.8
Add:
Qualifying restricted core capital elements	433.0	433.0	433.0

Subtotal	3,782.6	2,878.9	2,885.4
Deduct:
Disallowed servicing assets and deferred tax assets	1,312.4	1,351.3	1,220.8

Tier I capital	2,470.2	1,527.6	1,664.6

Add:
Allowable allowance for loan losses	281.7	295.6	292.1

Total capital	$2,751.9	$1,823.2	$1,956.7

Total average assets	$46,880.3	$46,043.4	$44,174.3
Deduct:
Goodwill and other intangible assets, net of deferred tax liabilities	1,975.3	2,046.4	2,060.8

Subtotal	44,905.0	43,997.0	42,113.5
Deduct:
Disallowed servicing assets and deferred tax assets	1,312.4	1,351.3	1,220.8

Average total assets for leverage capital purposes	$43,592.6	$42,645.7	$40,892.7

Total risk-weighted assets(1)	$21,998.9	$22,915.8	$22,628.6
Tier I leverage ratio (Tier I capital / Average total assets for leverage capital purposes)	5.7%	3.6%	4.1%
Tier I capital / Total risk-weighted assets	11.2%	6.7%	7.4%
Total capital / Total risk-weighted assets	12.5%	8.0%	8.6%

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

During the nine months ended September 30, 2011, $660.9 million in convertible debentures were converted into 63.9 million shares of common stock, which improved our holding company ratios. The increase to capital as a result of these additional conversions raised our estimated holding company capital ratios to exceed the “well capitalized” minimums under current bank holding company guidelines. As of September 30, 2011, the parent company Tier I leverage ratio was approximately 5.7% compared to the minimum ratio required to be “well capitalized” of 5%, the Tier I risk-based capital ratio was approximately 11.2% compared to the minimum ratio required to be “well capitalized” of 6%, and the total risk-based capital ratio was approximately 12.5% compared to the minimum ratio required to be “well capitalized” of 10%.

Our Tier I common ratio, which is a non-GAAP measure and currently has no mandated minimum or “well capitalized” standard, was 9.3% as of September 30, 2011. We believe this ratio is an important measure of our capital strength. The Tier I common ratio is defined as the Tier I capital less elements of Tier I capital that are not in the form of common equity, such as trust preferred securities, divided by total risk-weighted assets. The following table shows the calculation of Tier I common ratio (dollars in millions):

	September 30, 2011	December 31, 2010	September 30, 2010
Shareholders’ equity	$4,946.2	$4,052.4	$4,164.5
Deduct:
Losses in other comprehensive income on available-for-sale debt securities and cash flow hedges, net of tax	(378.7)	(439.9)	(348.7)
Goodwill and other intangible assets, net of deferred tax liabilities	1,975.3	2,046.4	2,060.8

Subtotal	3,349.6	2,445.9	2,452.4
Deduct:
Disallowed servicing assets and deferred tax assets	1,312.4	1,351.3	1,220.8

Tier I common	$2,037.2	$1,094.6	$1,231.6

Total risk-weighted assets	$21,998.9	$22,915.8	$22,628.6
Tier I common ratio (Tier I common / Total risk-weighted assets)	9.3%	4.8%	5.4%

The Federal Reserve Bank announced that it expects to issue a notice of proposed rule-making in 2011 that will outline how the Basel III Accords will be implemented for U.S. institutions. We will continue to monitor the ongoing rule-making process to assess both the timing and the impact of the Dodd-Frank Act and Basel III Accords on our business.

Other Sources of Liquidity

We also maintain $350 million in uncommitted financing to meet margin lending needs. At September 30, 2011, there were no outstanding balances and the full $350 million was available.

We rely on borrowed funds, from sources such as securities sold under agreements to repurchase and FHLB advances, to provide liquidity for E*TRADE Bank. Our ability to borrow these funds is dependent upon the continued availability of funding in the wholesale borrowings market. At September 30, 2011, E*TRADE Bank had approximately $2.8 billion in additional collateralized borrowing capacity with the FHLB. We also have the ability to generate liquidity in the form of additional deposits by raising the yield on our customer deposit accounts.

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

Loss Mitigation

We have a credit management team that focuses on the mitigation of potential losses in the loan portfolio. Through a variety of strategies, including voluntary line closures, automatically freezing lines on all delinquent accounts, and freezing lines on loans with materially reduced home equity, we have reduced our exposure to open home equity lines from a high of over $7 billion in 2007 to $0.5 billion as of September 30, 2011.

We also have an active loan modification program that focuses on the mitigation of potential losses in the loan portfolio. We consider modifications in which we made an economic concession to a borrower experiencing financial difficulty a troubled debt restructuring (“TDR”). During the nine months ended September 30, 2011, we modified $526.1 million and $96.5 million of one- to four-family and home equity loans, respectively, in which the modification was considered a TDR.

We also processed minor modifications on a number of loans through traditional collections actions taken in the normal course of servicing delinquent accounts. These actions typically result in an insignificant delay in the timing of payments; therefore, we do not consider such activities to be economic concessions to the borrowers. As of September 30, 2011 and December 31, 2010, we had $44.5 million and $49.9 million of mortgage loans, respectively, in which the modification was not considered a TDR due to the insignificant delay in the timing of payments. Approximately 9% and 8% of these loans were classified as nonperforming as of September 30, 2011 and December 31, 2010, respectively.

We continue to review the mortgage loan portfolio in order to identify loans to be repurchased by the originator. Our review is primarily focused on identifying loans with violations of transaction representations and warranties or material misrepresentation on the part of the seller. Any loans identified with these deficiencies are submitted to the original seller for repurchase. Approximately $20.7 million and $46.5 million of loans were repurchased by the original sellers for the three and nine months ended September 30, 2011, respectively. A total of $268.2 million of loans were repurchased by the original sellers since we actively started reviewing our purchased loan portfolio beginning in 2008.

We also have an initiative to assess our servicing relationships and where appropriate transfer certain mortgage loans to servicers that specialize in managing troubled assets. We believe this initiative will improve the credit performance of the loans transferred in future periods when compared to the expected credit performance of these same loans if they had not been transferred. We completed a transfer of an additional $1.4 billion of mortgage loans in early July 2011, which resulted in a total of $2.3 billion of our mortgage loan portfolio at servicers that specialize in managing troubled assets as of September 30, 2011.

Underwriting Standards—Originated Loans

We provide access to real estate loans for our customers through a third party company. We structured this arrangement to minimize our assumption of any of the typical risks commonly associated with mortgage lending. The third party company providing this product performs all processing and underwriting of these loans. Shortly after closing, the third party company purchases the loans from us and is responsible for the credit risk associated with these loans. We originated $22.3 million and $78.3 million in loans during the three and nine months ended September 30, 2011, respectively, and we had commitments to originate mortgage loans of $39.8 million at September 30, 2011.

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

The home equity loan portfolio is primarily second lien loans on residential real estate properties, which have a higher level of credit risk than first lien mortgage loans. Approximately 14% of the home equity portfolio was in the first lien position as of September 30, 2011. We hold both the first and second lien positions in less than 1% of the home equity loan portfolio. We believe home equity loans with a CLTV of 90% or higher or a Fair Isaac Credit Organization (“FICO”) score below 700 are the loans with the highest levels of credit risk in our portfolios.

The following tables show the distribution of the mortgage loan portfolios by credit quality indicator (dollars in millions):

	One- to Four-Family		Home Equity
Current LTV/CLTV(1)	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
<=70%	$1,061.8	$1,380.3	$915.7	$1,084.9
70% - 80%	652.7	852.9	313.8	400.0
80% - 90%	866.4	1,168.3	446.3	575.9
90% - 100%	959.8	1,161.2	574.7	727.0
>100%	3,419.4	3,607.6	3,323.8	3,622.5

Total mortgage loans receivable	$6,960.1	$8,170.3	$5,574.3	$6,410.3

Average estimated current LTV/CLTV(2)	106.3%	100.8%	111.6%	107.7%
Average LTV/CLTV at loan origination(3)	70.9%	70.6%	79.2%	79.3%

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

(2)	The average estimated current LTV/CLTV ratio reflects the outstanding balance at the balance sheet date, divided by the estimated current property value.
(3)	Average LTV/CLTV at loan origination calculations are based on LTV/CLTV at time of purchase for one- to four-family purchased loans and undrawn balances for home equity loans.

	One- to Four-Family		Home Equity
Documentation Type	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
Full documentation	$2,991.8	$3,556.5	$2,817.1	$3,201.4
Low/no documentation	3,968.3	4,613.8	2,757.2	3,208.9

Total mortgage loans receivable	$6,960.1	$8,170.3	$5,574.3	$6,410.3

	One- to Four-Family		Home Equity
Current FICO(1)	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
>=720	$3,751.4	$4,438.4	$2,936.0	$3,101.8
719 - 700	586.2	709.6	518.2	665.7
699 - 680	531.0	566.3	424.9	550.8
679 - 660	377.5	434.8	336.0	411.7
659 - 620	560.3	634.0	457.2	512.5
<620	1,153.7	1,387.2	902.0	1,167.8

Total mortgage loans receivable	$6,960.1	$8,170.3	$5,574.3	$6,410.3

(1)

FICO scores are updated on a quarterly basis; however, as of September 30, 2011 and December 31, 2010, there were some loans for which the updated FICO scores were not available. The current FICO distribution as of September 30, 2011 included original FICO scores for approximately $165 million and $62 million of one- to four-family and home equity loans, respectively. The current FICO distribution as of December 31, 2010 included original FICO scores for approximately $218 million and $168 million of one- to four-family and home equity loans, respectively.

	One- to Four-Family		Home Equity
Acquisition Channel	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
Purchased from a third party	$5,707.1	$6,687.7	$4,876.6	$5,607.2
Originated by the Company	1,253.0	1,482.6	697.7	803.1

Total mortgage loans receivable	$6,960.1	$8,170.3	$5,574.3	$6,410.3

	One- to Four-Family		Home Equity
Vintage Year	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
2003 and prior	$255.0	$297.6	$323.3	$392.1
2004	650.1	759.3	502.5	585.7
2005	1,447.3	1,713.4	1,440.2	1,615.8
2006	2,653.7	3,108.3	2,595.3	2,999.1
2007	1,943.2	2,276.6	701.5	805.0
2008	10.8	15.1	11.5	12.6

Total mortgage loans receivable	$6,960.1	$8,170.3	$5,574.3	$6,410.3

	One- to Four-Family		Home Equity
Geographic Location	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
California	$3,247.1	$3,773.6	$1,771.6	$2,038.3
New York	513.4	613.0	401.2	459.0
Florida	486.0	563.4	395.9	456.0
Virginia	296.7	338.1	244.5	278.0
Other states	2,416.9	2,882.2	2,761.1	3,179.0

Total mortgage loans receivable	$6,960.1	$8,170.3	$5,574.3	$6,410.3

Approximately 40% of the Company’s real estate loans were concentrated in California at both September 30, 2011 and December 31, 2010. No other state had concentrations of real estate loans that represented 10% or more of the Company’s real estate portfolio.

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

The general allowance for loan losses also included a specific qualitative component to account for a variety of economic and operational factors that are not directly considered in the quantitative loss model but are factors we believe may impact the level of credit losses. Examples of these economic and operational factors are the current level of unemployment and the limited historical charge-off and loss experience on modified loans. As of September 30, 2011, this qualitative component was 15% of the general allowance for loan losses and was applied by loan portfolio segment.

In determining the general allowance for loan losses, we allocate a portion of the allowance to various loan products based on an analysis of individual loans and pools of loans. However, the entire general allowance is available to absorb credit losses inherent in the total loan portfolio as of the balance sheet date.

Determining the adequacy of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain. Subsequent evaluations of the loan portfolio, in light of the factors then prevailing, may result in significant changes in the allowance for loan losses in future periods. We believe the allowance for loan losses at September 30, 2011 is representative of probable losses inherent in the loan portfolio at the balance sheet date.

The following table presents the allowance for loan losses by major loan category (dollars in millions):

	One- to Four-Family		Home Equity		Consumer and Other		Total
	Allowance	Allowance as a % of Loans Receivable(1)	Allowance	Allowance as a % of Loans Receivable(1)	Allowance	Allowance as a % of Loans Receivable(1)	Allowance	Allowance as a % of Loans Receivable(1)
September 30, 2011	$311.5	4.46%	$454.0	8.05%	$54.6	4.57%	$820.1	5.93%
December 31, 2010	$389.6	4.75%	$576.1	8.87%	$65.5	4.48%	$1,031.2	6.38%

(1)	Allowance as a percentage of loans receivable is calculated based on the gross loans receivable for each respective category.

During the nine months ended September 30, 2011, the allowance for loan losses decreased by $211.1 million from the level at December 31, 2010. The decrease was driven by improving credit trends, as evidenced by the lower levels of at-risk (30-179 days delinquent) loans in the one- to four-family and home equity loan portfolios. The provision for loan losses has declined 81% from its peak of $517.8 million in the third quarter of 2008 and we expect it to continue to decline through the end of 2011 when compared to 2010, although it is subject to variability from quarter to quarter.

Troubled Debt Restructurings

Included in allowance for loan losses was a specific allowance of $327.1 million and $357.0 million that was established for TDRs at September 30, 2011 and December 31, 2010, respectively. The specific allowance for these individually impaired loans represents the expected loss over the remaining life of the loan, including the economic concession to the borrower. The following table shows loans that have been modified in a TDR and the specific valuation allowance by loan portfolio as well as the percentage of total expected losses as of September 30, 2011 and December 31, 2010 (dollars in millions):

	Recorded Investment in TDRs	Specific Valuation Allowance	Net Investment in TDRs	Specific Valuation Allowance as a % of TDR Loans	Total Expected Losses
September 30, 2011
One- to four-family	$943.8	$104.5	$839.3	11%	27%
Home equity	443.9	222.6	221.3	50%	55%

Total	$1,387.7	$327.1	$1,060.6	24%	35%

December 31, 2010
One- to four-family	$548.6	$84.5	$464.1	15%	28%
Home equity	488.3	272.5	215.8	56%	59%

Total	$1,036.9	$357.0	$679.9	34%	42%

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

The following table shows the TDRs by delinquency category as of September 30, 2011 and December 31, 2010 (dollars in millions):

	TDRs Current	TDRs 30-89 Days Delinquent	TDRs 90-179 Days Delinquent	TDRs 180+ Days Delinquent	Total Recorded Investment in TDRs
September 30, 2011
One- to four-family	$726.2	$66.4	$31.4	$119.8	$943.8
Home equity	360.6	53.8	25.1	4.4	443.9

Total	$1,086.8	$120.2	$56.5	$124.2	$1,387.7

December 31, 2010
One- to four-family	$420.2	$55.5	$21.6	$51.3	$548.6
Home equity	388.7	56.7	39.8	3.1	488.3

Total	$808.9	$112.2	$61.4	$54.4	$1,036.9

During the third quarter of 2011, we transferred $1.4 billion of loans to servicers that specialize in managing troubled assets. These specialized servicers focus on loan modifications and began pursuing trial modifications for loans that are more than 180 days delinquent during the third quarter of 2011. The large transfer of loans combined with the trial modification program resulted in an increase in TDR delinquencies for loans that are more than 180 days past due since the loans continue to be reported as delinquent until the point at which the trial modification is completed. Upon successful completion of the trial period, which is typically 90 days, the loans will be classified as current as long as the borrowers remain current under the terms of the trial modification. There is no impact on the allowance for loan losses for this population of modified loans as they were written down to the expected recovery value when they became 180 days past due.

The following table shows the average re-delinquency rates for TDRs twelve months after the modification occurred:

	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010
One- to four-family	28%	31%	36%	42%
Home equity	42%	43%	44%	45%

Net Charge-offs

The following table provides an analysis of the allowance for loan losses and net charge-offs for the three and nine months ended September 30, 2011 and 2010 (dollars in millions):

	Charge-offs	Recoveries	Net Charge-offs	% of Average Loans (Annualized)
Three Months Ended September 30, 2011
One- to four-family	$(44.3)	$—	$(44.3)	2.49%
Home equity	(112.9)	8.3	(104.6)	7.07%
Consumer and other	(12.7)	4.7	(8.0)	2.57%

Total	$(169.9)	$13.0	$(156.9)	4.39%

Three Months Ended September 30, 2010
One- to four-family	$(67.1)	$—	$(67.1)	3.00%
Home equity	(148.1)	6.5	(141.6)	7.92%
Consumer and other	(19.2)	5.8	(13.4)	3.27%

Total	$(234.4)	$12.3	$(222.1)	5.01%

Nine Months Ended September 30, 2011
One- to four-family	$(158.2)	$—	$(158.2)	2.81%
Home equity	(366.3)	24.1	(342.2)	7.36%
Consumer and other	(42.9)	14.7	(28.2)	2.83%

Total	$(567.4)	$38.8	$(528.6)	4.69%

Nine Months Ended September 30, 2010
One- to four-family	$(239.3)	$—	$(239.3)	3.34%
Home equity	(475.5)	20.5	(455.0)	8.10%
Consumer and other	(61.9)	20.7	(41.2)	3.16%

Total	$(776.7)	$41.2	$(735.5)	5.22%

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

Net charge-offs for the three and nine months ended September 30, 2011 compared to the same periods in 2010 decreased by $65.2 million and $206.9 million, respectively. Net charge-offs declined for the ninth consecutive quarter and are now 59% below their peak of $386.4 million in the second quarter of 2009. The overall decrease was due primarily to lower delinquencies in both one- to four- family and home equity loans. We believe net charge-offs will continue to decline in future periods as a result of the downward trend in special mention delinquencies, which is discussed below. However, because the timing and magnitude of the improvement is affected by many factors, we anticipate variability from quarter to quarter while continuing to see a downward trend over the long term. The following graph illustrates the net charge-offs by quarter:

Nonperforming Assets

We classify loans as nonperforming when they are 90 days past due. The following table shows the comparative data for nonperforming loans and assets (dollars in millions):

	September 30, 2011	December 31, 2010
One- to four-family	$697.5	$1,011.2
Home equity	159.6	194.7
Consumer and other	4.2	5.5

Total nonperforming loans	861.3	1,211.4
Real estate owned (“REO”) and other repossessed assets, net	105.3	133.5

Total nonperforming assets, net	$966.6	$1,344.9

Nonperforming loans receivable as a percentage of gross loans receivable	6.23%	7.50%
One- to four-family allowance for loan losses as a percentage of one- to four-family nonperforming loans	44.65%	38.53%
Home equity allowance for loan losses as a percentage of home equity nonperforming loans	284.40%	295.91%
Consumer and other allowance for loan losses as a percentage of consumer and other nonperforming loans	1300.02%	1194.56%
Total allowance for loan losses as a percentage of total nonperforming loans	95.21%	85.12%

During the nine months ended September 30, 2011, nonperforming assets, net decreased $378.3 million to $966.6 million when compared to December 31, 2010. This was attributed primarily to a decrease in nonperforming one- to four-family loans of $313.7 million and home equity loans of $35.1 million for the nine months ended September 30, 2011 when compared to December 31, 2010.

The following graph illustrates the nonperforming loans by quarter:

The allowance as a percentage of total nonperforming loans receivable, net increased from 85.12% at December 31, 2010 to 95.21% at September 30, 2011. This increase was driven by a decrease in the allowance for loan losses for both one- to four-family and home equity loans, which was more than offset by a decrease in both one- to four-family and home equity nonperforming loans. The balance of nonperforming loans includes loans delinquent 90 to 179 days as well as loans delinquent 180 days and greater. We believe the distinction between these two periods is important as loans delinquent 180 days and greater have been written down to their expected recovery value, whereas loans delinquent 90 to 179 days have not (unless they are in process of bankruptcy). We believe loans delinquent 90 to 179 days is an important measure because these loans are expected to drive the vast majority of future charge-offs. Additional charge-offs on loans delinquent 180 days are possible if home prices decline beyond current expectations, but we do not anticipate these charge-offs to be significant, particularly when compared to the expected charge-offs on loans delinquent 90 to 179 days. We expect the balances of one- to four-family loans delinquent 180 days and greater to decline over time; however, we expect the balances to remain at high levels in the near term due to the extensive amount of time it takes to foreclose on a property in the current real estate market.

The following table shows the comparative data for loans delinquent 90 to 179 days (dollars in millions):

	September 30, 2011	December 31, 2010
One- to four-family	$141.6	$226.1
Home equity	108.7	143.0
Consumer and other loans	3.9	4.8

Total loans delinquent 90-179 days(1)	$254.2	$373.9

Loans delinquent 90-179 days as a percentage of gross loans receivable	1.84%	2.31%

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

The following graph shows the loans delinquent 90 to 179 days for each of our major loan categories:

In addition to nonperforming assets, we monitor loans in which a borrower’s past credit history casts doubt on their ability to repay a loan (“special mention” loans). We classify loans as special mention when they are between 30 and 89 days past due. The following table shows the comparative data for special mention loans (dollars in millions):

	September 30, 2011	December 31, 2010
One- to four-family	$291.6	$388.6
Home equity	147.4	175.6
Consumer and other loans	19.7	25.2

Total special mention loans(1)	$458.7	$589.4

Special mention loans receivable as a percentage of gross loans receivable	3.32%	3.65%

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

During the nine months ended September 30, 2011, special mention loans decreased by $130.7 million to $458.7 million and are down 56% from their peak of $1.0 billion in the fourth quarter of 2008. This decrease was largely due to a decrease in both one- to four-family and home equity special mention loans. While the level of special mention loans can fluctuate significantly in any given period, we believe the continued decrease we observed in recent quarters is an encouraging sign regarding the future credit performance of this portfolio.

The following graph illustrates the special mention loans by quarter:

Securities

We focus primarily on security type and credit rating to monitor credit risk in our securities portfolios. We believe our highest concentration of credit risk within this portfolio is the non-agency CMO portfolio. The table below details the amortized cost of debt securities and FHLB stock by average credit ratings and type of asset as of September 30, 2011 and December 31, 2010 (dollars in millions):

September 30, 2011	AAA	AA	A	BBB	Below Investment Grade and Non-Rated	Total
Agency mortgage-backed securities and CMOs	$17,227.9	$—	$—	$—	$—	$17,227.9
Agency debentures	707.9	211.8	—	—	—	919.7
Other agency debt securities	1,080.6	—	—	—	—	1,080.6
Non-agency CMOs	12.4	10.5	7.7	17.7	388.8	437.1
Municipal bonds, corporate bonds and FHLB stock	157.5	20.3	8.0	9.5	19.9	215.2

Total	$19,186.3	$242.6	$15.7	$27.2	$408.7	$19,880.5

December 31, 2010	AAA	AA	A	BBB	Below Investment Grade and Non-Rated	Total
Agency mortgage-backed securities and CMOs	$14,946.9	$—	$—	$—	$—	$14,946.9
Agency debentures	1,543.7	—	—	—	—	1,543.7
Other agency debt securities	502.5	—	—	—	—	502.5
Non-agency CMOs	37.4	49.3	115.7	9.0	278.9	490.3
Municipal bonds, corporate bonds and FHLB stock	194.8	—	17.4	19.9	—	232.1

Total	$17,225.3	$49.3	$133.1	$28.9	$278.9	$17,715.5

While the vast majority of this portfolio is AAA-rated, we concluded during the three and nine months ended September 30, 2011 that approximately $78.0 million and $249.1 million of the non-agency CMOs in this portfolio were other-than-temporarily impaired, respectively. As a result of the deterioration in the expected credit performance of the underlying loans in those specific securities, they were written down by recording $3.2 million and $12.1 million of net impairment during the three and nine months ended September 30, 2011, respectively. Further declines in the performance of our non-agency CMO portfolio could result in additional impairments in future periods.

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

Agency—U.S. Government sponsored and federal agencies, such as Federal National Mortgage Association, Federal Home Loan Mortgage Corporation and Government National Mortgage Association.

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

Exposure to market risk is dependent upon the distribution and composition of interest-earning assets, interest-bearing liabilities and derivatives. The differing risk characteristics of each product are managed to mitigate our exposure to interest rate fluctuations. At September 30, 2011, 90% of our total assets were enterprise interest-earning assets.

At September 30, 2011, approximately 65% of total assets were residential real estate loans and available-for-sale and held-to-maturity mortgage-backed securities. The values of these assets are sensitive to changes in interest rates, as well as expected prepayment levels. As interest rates increase, fixed rate residential mortgages and mortgage-backed securities tend to exhibit lower prepayments. The inverse is true in a falling rate environment.

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

Scenario Analysis

Scenario analysis is an advanced approach to estimating interest rate risk exposure. Under the NPVE approach, the present value of all existing assets, liabilities, derivatives and forward commitments are estimated and then combined to produce a NPVE figure. The sensitivity of this value to changes in interest rates is then determined by applying alternative interest rate scenarios, which include, but are not limited to, instantaneous parallel shifts up 100, 200 and 300 basis points and down 100 basis points. The NPVE method is used at the E*TRADE Bank level and not for the Company. E*TRADE Bank had 99% of enterprise interest-earning assets at both September 30, 2011 and December 31, 2010 and held 98% of enterprise interest-bearing liabilities at both September 30, 2011 and December 31, 2010. The sensitivity of NPVE at September 30, 2011 and December 31, 2010 and the limits established by E*TRADE Bank’s Board of Directors are listed below (dollars in millions):

Parallel Change in Interest Rates (basis points)(1)	Change in NPVE
	September 30, 2011		December 31, 2010
	Amount	Percentage	Amount	Percentage	Board Limit
+300	$72.4	2.3%	$(88.5)	(2.7)%	(25)%
+200	$172.2	5.5%	$(37.0)	(1.1)%	(15)%
+100	$182.5	5.8%	$8.0	0.2%	(10)%
-100	$(312.8)	(9.9)%	$(147.5)	(4.4)%	(10)%

(1)

On September 30, 2011 and December 31, 2010, the yield for the three-month treasury bill was 0.02% and 0.12%, respectively. As a result, the requirements of the NPV Model were temporarily modified, resulting in the removal of the minus 200 and 300 basis points scenarios for the periods ended September 30, 2011 and December 31, 2010.

Under criteria published by its regulator, E*TRADE Bank’s overall interest rate risk exposure at September 30, 2011 was characterized as “minimum.” We actively manage interest rate risk positions. As interest rates change, we will re-adjust our strategy and mix of assets, liabilities and derivatives to optimize our position. For example, a 100 basis points increase in rates may not result in a change in value as indicated above. The ALCO monitors E*TRADE Bank’s interest rate risk position.

PART I—FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (LOSS)

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue:
Operating interest income	$383,701	$376,066	$1,165,820	$1,164,812
Operating interest expense	(78,123)	(77,131)	(235,119)	(243,453)

Net operating interest income	305,578	298,935	930,701	921,359

Commissions	113,407	89,517	341,690	322,323
Fees and service charges	29,446	29,579	103,299	107,013
Principal transactions	27,345	21,512	80,677	76,429
Gains on loans and securities, net	24,341	46,904	87,686	124,858
Other-than-temporary impairment (“OTTI”)	(1,038)	(1,240)	(7,939)	(30,872)
Less: noncredit portion of OTTI recognized into (out of) other comprehensive income (before tax)	(2,158)	(6,061)	(4,203)	2,761

Net impairment	(3,196)	(7,301)	(12,142)	(28,111)
Other revenues	10,354	10,276	29,678	36,055

Total non-interest income	201,697	190,487	630,888	638,567

Total net revenue	507,275	489,422	1,561,589	1,559,926

Provision for loan losses	98,384	151,983	317,578	585,628
Operating expense:
Compensation and benefits	80,452	75,784	244,973	243,934
Clearing and servicing	34,748	33,800	113,095	111,100
Advertising and market development	27,258	25,590	108,642	93,502
Professional services	19,772	16,103	64,732	55,873
FDIC insurance premiums	35,690	19,771	80,288	58,346
Communications	16,930	17,523	49,712	56,394
Occupancy and equipment	17,021	17,856	50,998	53,677
Depreciation and amortization	22,873	23,196	67,644	65,843
Amortization of other intangibles	6,538	7,116	19,613	21,399
Facility restructuring and other exit activities	458	2,954	6,056	4,474
Other operating expenses	79,972	27,201	124,891	73,349

Total operating expense	341,712	266,894	930,644	837,891

Income before other income (expense) and income tax expense (benefit)	67,179	70,545	313,367	136,407
Other income (expense):
Corporate interest income	10	6,053	689	6,133
Corporate interest expense	(44,769)	(41,813)	(132,870)	(124,061)
Gains on sales of investments, net	—	1,691	38	1,800
Gains on early extinguishment of debt	—	—	3,091	—
Equity in income (loss) of investments and venture funds	520	(932)	197	1,595

Total other income (expense)	(44,239)	(35,001)	(128,855)	(114,533)

Income before income tax expense (benefit)	22,940	35,544	184,512	21,874
Income tax expense (benefit)	(47,756)	27,140	21,465	26,231

Net income (loss)	$70,696	$8,404	$163,047	$(4,357)

Basic earnings (loss) per share	$0.25	$0.04	$0.62	$(0.02)
Diluted earnings (loss) per share	$0.24	$0.03	$0.56	$(0.02)
Shares used in computation of per share data:
Basic	283,807	220,415	261,272	208,187
Diluted	289,706	289,271	289,770	208,187

See accompanying notes to consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(In thousands, except share amounts)

(Unaudited)

	September 30, 2011	December 31, 2010
ASSETS
Cash and equivalents	$1,678,897	$2,374,346
Cash and investments required to be segregated under federal or other regulations	1,205,425	609,510
Trading securities	49,007	62,173
Available-for-sale securities (includes securities pledged to creditors with the right to sell or repledge of $4,102,384 at September 30, 2011 and $5,621,156 at December 31, 2010)	15,013,134	14,805,677
Held-to-maturity securities (fair value of $5,102,047 at September 30, 2011 and $2,422,335 at December 31, 2010; includes securities pledged to creditors with the right to sell or repledge of $1,996,483 at September 30, 2011 and $884,214 at December 31, 2010)	4,923,252	2,462,710
Margin receivables	5,167,910	5,120,575
Loans, net (net of allowance for loan losses of $820,055 at September 30, 2011 and $1,031,169 at December 31, 2010)	13,002,990	15,127,390
Investment in FHLB stock	146,967	164,381
Property and equipment, net	305,825	302,658
Goodwill	1,934,232	1,939,976
Other intangibles, net	292,342	325,403
Other assets	2,804,677	3,078,202

Total assets	$46,524,658	$46,373,001

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$25,238,897	$25,240,297
Securities sold under agreements to repurchase	5,044,746	5,888,249
Customer payables	5,394,680	5,020,086
FHLB advances and other borrowings	2,761,724	2,731,714
Corporate debt	1,489,844	2,145,881
Other liabilities	1,648,552	1,294,329

Total liabilities	41,578,443	42,320,556

Commitments and contingencies (see Note 14)

Shareholders’ equity:
Common stock, $0.01 par value, shares authorized: 400,000,000 at September 30, 2011 and December 31, 2010; shares issued and outstanding: 285,263,497 at September 30, 2011 and 220,840,821 at December 31, 2010	2,853	2,208
Additional paid-in-capital (“APIC”)	7,307,880	6,640,715
Accumulated deficit	(1,988,791)	(2,151,838)
Accumulated other comprehensive loss	(375,727)	(438,640)

Total shareholders’ equity	4,946,215	4,052,445

Total liabilities and shareholders’ equity	$46,524,658	$46,373,001

See accompanying notes to the consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income (loss)	$70,696	$8,404	$163,047	$(4,357)
Other comprehensive income
Available-for-sale securities:
OTTI, net(1)	648	772	4,900	19,021
Noncredit portion of OTTI reclassification (into) out of other comprehensive income, net(2)	1,347	3,772	2,610	(1,646)
Unrealized gains, net(3)	138,094	46,485	250,085	224,884
Reclassification into earnings, net(4)	(16,172)	(28,003)	(53,933)	(72,558)

Net change from available-for-sale securities	123,917	23,026	203,662	169,701

Cash flow hedging instruments:
Unrealized losses, net(5)	(135,446)	(33,029)	(192,249)	(143,002)
Reclassification into earnings, net(6)	16,370	12,458	49,722	35,163

Net change from cash flow hedging instruments	(119,076)	(20,571)	(142,527)	(107,839)

Foreign currency translation gains (losses), net	(1,709)	4,184	1,778	(4,018)

Other comprehensive income	3,132	6,639	62,913	57,844

Comprehensive income	$73,828	$15,043	$225,960	$53,487

(1)

Amounts are net of benefit from income taxes of $0.4 million and $3.0 million for the three and nine months ended September 30, 2011, respectively, compared to benefit from income taxes of $0.5 million and $11.9 million for the three and nine months ended September 30, 2010, respectively.

(2)

Amounts are net of benefit from income taxes of $0.8 million and $1.6 million for the three and nine months ended September 30, 2011, respectively, compared to benefit from income taxes of $2.3 million and $1.1 million for the three and nine months ended September 30, 2010, respectively.

(3)

Amounts are net of provision for income taxes of $83.1 million and $150.9 million for the three and nine months ended September 30, 2011, respectively, compared to provision for income taxes of $28.0 million and $138.5 million for the three and nine months ended September 30, 2010, respectively.

(4)

Amounts are net of provision for income taxes of $9.7 million and $33.1 million for the three and nine months ended September 30, 2011, respectively, compared to provision for income taxes of $17.0 million and $44.7 million for the three and nine months ended September 30, 2010, respectively.

(5)

Amounts are net of benefit from income taxes of $80.3 million and $114.7 million for the three and nine months ended September 30, 2011, respectively, compared to benefit from income taxes of $15.8 million and $79.6 million for the three and nine months ended September 30, 2010, respectively.

(6)

Amounts are net of benefit from income taxes of $9.7 million and $29.6 million for the three and nine months ended September 30, 2011, respectively, compared to benefit from income taxes of $5.9 million and $18.7 million for the three and nine months ended September 30, 2010, respectively.

See accompanying notes to the consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2010	220,841	$2,208	$6,640,715	$(2,151,838)	$(438,640)	$4,052,445
Net income	—	—	—	163,047	—	163,047
Other comprehensive income	—	—	—	—	62,913	62,913
Conversion of convertible debentures	63,918	639	660,307	—	—	660,946
Exercise of stock options and related tax effects	41	1	1,394	—	—	1,395
Issuance of restricted stock, net of forfeitures and retirements to pay taxes	463	5	(4,710)	—	—	(4,705)
Share-based compensation	—	—	10,195	—	—	10,195
Other	—	—	(21)	—	—	(21)

Balance, September 30, 2011	285,263	$2,853	$7,307,880	$(1,988,791)	$(375,727)	$4,946,215

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2009	189,397	$1,894	$6,275,157	$(2,123,366)	$(404,130)	$3,749,555
Net loss	—	—	—	(4,357)	—	(4,357)
Other comprehensive income	—	—	—	—	57,844	57,844
Conversion of convertible debentures	30,569	306	315,817	—	—	316,123
Exercise of stock options and related tax effects	17	—	(2,349)	—	—	(2,349)
Issuance of restricted stock, net of forfeitures and retirements to pay taxes	748	7	(5,232)	—	—	(5,225)
Share-based compensation	—	—	18,019	—	—	18,019
Claims settlement under Section 16(b)	—	—	35,000	—	—	35,000
Other	—	—	(139)	—	—	(139)

Balance, September 30, 2010	220,731	$2,207	$6,636,273	$(2,127,723)	$(346,286)	$4,164,471

See accompanying notes to the consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$163,047	$(4,357)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	317,578	585,628
Depreciation and amortization (including discount amortization and accretion)	250,608	252,306
Net impairment, gains on loans and securities, net and gains on sales of investments, net	(75,582)	(98,547)
Equity in income of investments and venture funds	(197)	(1,595)
Gains on early extinguishment of debt	(3,091)	—
Share-based compensation	10,195	18,019
Deferred taxes	23,585	22,245
Other	4,991	(9,861)
Net effect of changes in assets and liabilities:
(Increase) decrease in cash and investments required to be segregated under federal or other regulations	(595,915)	799,034
Increase in margin receivables	(47,335)	(804,465)
Increase (decrease) in customer payables	374,594	(269,839)
Proceeds from sales of loans held-for-sale	80,673	117,103
Originations of loans held-for-sale	(78,293)	(101,443)
Proceeds from sales, repayments and maturities of trading securities	812,097	729,852
Purchases of trading securities	(789,840)	(753,047)
Decrease in other assets	261,310	317,902
(Decrease) increase in other liabilities	(131,545)	316,537

Net cash provided by operating activities	576,880	1,115,472

Cash flows from investing activities:
Purchases of available-for-sale securities	(6,720,557)	(10,239,511)
Proceeds from sales, maturities of and principal payments on available-for-sale securities	7,022,302	11,421,940
Purchases of held-to-maturity securities	(2,747,681)	(2,544,065)
Proceeds from maturities of and principal payments on held-to-maturity securities	278,344	14,771
Net decrease in loans receivable	1,685,788	2,003,291
Capital expenditures for property and equipment	(71,909)	(61,783)
Proceeds from sale of REO and repossessed assets	119,667	169,779
Net cash flow from derivatives hedging assets	1,118	(4,953)
Other	32,363	(137,238)

Net cash (used in) provided by investing activities	$(400,565)	$622,231

See accompanying notes to the consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS-(Continued)

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from financing activities:
Net decrease in deposits	$(1,605)	$(446,357)
Sale of deposits	—	(980,549)
Net decrease in securities sold under agreements to repurchase	(843,503)	(533,380)
Advances from FHLB	1,500,000	1,850,000
Payments on advances from FHLB	(1,500,000)	(1,850,000)
Net proceeds from issuance of senior notes	427,331	—
Payments on senior notes	(425,956)	—
Claims settlement under Section 16(b)	—	35,000
Net cash flow from derivatives hedging liabilities	(10,716)	(175,318)
Other	(17,315)	9,009

Net cash used in financing activities	(871,764)	(2,091,595)

Effect of exchange rates on cash	—	1,055

Decrease in cash and equivalents	(695,449)	(352,837)
Cash and equivalents, beginning of period	2,374,346	3,483,238

Cash and equivalents, end of period	$1,678,897	$3,130,401

Supplemental disclosures:
Cash paid for interest	$286,302	$297,515
Cash paid (refund received) for income taxes	$1,144	$(80,046)
Non-cash investing and financing activities:
Conversion of convertible debentures to common stock	$660,946	$316,123
Transfers from loans to other real estate owned and repossessed assets	$146,907	$253,845
Reclassification of loans held-for-investment to loans held-for-sale	$—	$252,627
Transfers from loans to available-for-sale securities	$—	$222,729

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

Related Party—As of September 30, 2011, Citadel was the Company’s largest stockholder, and based upon the Company’s review of publicly available information, the Company believes Citadel owned approximately 9.6% of its outstanding common stock and none of its non-interest bearing convertible debentures. In addition, Kenneth Griffin, President and CEO of Citadel, joined the Board of Directors on June 8, 2009 pursuant to a director nomination right granted to Citadel in 2007. The contractual arrangements that required the Company to route substantially all of its customer orders in exchange-listed options and 40% of its customer orders in Regulation NMS Securities to an affiliate of Citadel expired at December 31, 2010. During the three and nine months ended September 30, 2011, the Company routed approximately 40% and 50%, respectively, of its customer orders in exchange-listed options and approximately 15% and 20%, respectively, of its customer orders in Regulation NMS Securities to an affiliate of Citadel for order handling and execution at current market rates.

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

Margin Receivables—The fair value of securities that the Company received as collateral in connection with margin receivables and securities borrowing activities, where the Company is permitted to sell or re-pledge the securities, was approximately $7.1 billion as of both September 30, 2011 and December 31, 2010. Of this amount, $1.5 billion and $1.2 billion had been pledged or sold in connection with securities loans, bank borrowings and deposits with clearing organizations as of September 30, 2011 and December 31, 2010, respectively.

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

Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses

In July 2010, the FASB amended the disclosure guidance for financing receivables and the allowance for credit losses. The amendments require new and amended disclosures about nonaccrual and past due financing receivables; the allowance for credit losses related to financing receivables; impaired loans (individually evaluated for impairment); credit quality information; and modifications. The amended disclosure guidance related to non-TDRs was effective January 1, 2011 for the Company, and the amended disclosure guidance related to TDRs was effective July 1, 2011 for the Company. The Company’s disclosures reflect the adoption of the amended disclosure guidance related to TDR and non-TDR information in Note 5—Loans, Net.

A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring

In April 2011, the FASB amended the accounting guidance for TDRs. The amendments clarify the guidance on a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. The amended accounting guidance was effective July 1, 2011 for the Company, and was applied retrospectively to January 1, 2011 for the Company. The adoption of the amended accounting guidance did not affect the Company’s conclusion that the Company’s modification of loans through traditional collections actions taken in the normal course of servicing delinquent accounts that typically result in an insignificant delay in the timing of payments are not TDRs. The adoption of the amended accounting guidance did not have a material impact on the Company’s financial condition, results of operations, or cash flows.

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

Testing Goodwill for Impairment

In September 2011, the FASB amended the guidance on testing goodwill for impairment. The amended guidance provides an option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is impaired as a basis for determining if further testing of goodwill for impairment is necessary. The amended guidance will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, or January 1, 2012 for the Company, with early adoption permitted. The Company does not intend to early adopt. The adoption of the amended accounting guidance will not have a material impact on the Company’s financial condition, results of operations, or cash flows.

NOTE 2—OPERATING INTEREST INCOME AND OPERATING INTEREST EXPENSE

The following table shows the components of operating interest income and operating interest expense (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Operating interest income:
Loans	$169,704	$212,276	$537,023	$679,196
Available-for-sale securities	102,254	86,483	319,894	289,705
Margin receivables	55,587	52,735	170,562	147,411
Held-to-maturity securities	40,546	14,618	94,269	15,879
Securities borrowed and other	15,610	9,954	44,072	32,621

Total operating interest income	383,701	376,066	1,165,820	1,164,812

Operating interest expense:
Securities sold under agreements to repurchase	(37,941)	(31,224)	(113,915)	(96,691)
FHLB advances and other borrowings	(27,257)	(30,426)	(79,499)	(90,605)
Deposits	(10,240)	(13,483)	(34,229)	(49,603)
Customer payables and other	(2,685)	(1,998)	(7,476)	(6,554)

Total operating interest expense	(78,123)	(77,131)	(235,119)	(243,453)

Net operating interest income	$305,578	$298,935	$930,701	$921,359

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

Recurring Fair Value Measurement Techniques

U.S. Treasury Securities and Agency Debentures

The fair value measurements of U.S. Treasury securities were classified as Level 1 of the fair value hierarchy as they were based on quoted market prices in active markets. The fair value measurements of agency debentures were classified as Level 2 of the fair value hierarchy as they were based on quoted market prices that were derived from assumptions observable in the marketplace.

Residential Mortgage-backed Securities

The Company’s residential mortgage-backed securities portfolio was comprised of agency mortgage-backed securities and CMOs, which represented the majority of the portfolio, and non-agency CMOs. As agency mortgage-backed securities and CMOs are guaranteed by U.S. government sponsored and federal agencies, these securities were AAA-rated as of September 30, 2011. The majority of the Company’s non-agency CMOs were backed by first lien mortgages and were below investment grade or non-rated as of September 30, 2011. The weighted average coupon rates for the residential mortgage-backed securities as of September 30, 2011 are shown in the following table:

Weighted Average Coupon Rate
Agency mortgage-backed securities	3.60%
Agency CMOs	3.80%
Non-agency CMOs	4.10%

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

Non-agency CMOs were valued using market and income approaches with market observable data, including recent market transactions when available. The Company also utilized a pricing service to corroborate the market observability of the Company’s inputs used in the fair value measurements. The valuations of non-agency CMOs reflect the Company’s best estimate of what market participants would consider in pricing the financial instruments. The following table presents additional information about the underlying loans and significant inputs for the valuation of non-agency CMOs as of September 30, 2011:

	Weighted Average	Range
Underlying loans:
Coupon rate	4.17%	2.35% - 6.83%
Maturity (years)	23	11 - 26
Significant inputs:
Yield	4%	0% -10%
Default rate(1)	18%	2% -56%
Loss severity	41%	0% -96%
Prepayment rate	8%	0% -33%

(1)	The default rate reflects the implied rate necessary to equate market price to the book yield given the market credit assumption.

The Company considers the price transparency for these financial instruments to be a key determinant of the degree of judgment involved in determining the fair value. As of September 30, 2011, the majority of the Company’s non-agency CMOs were categorized in Level 2 of the fair value hierarchy.

Other Debt Securities

The fair value measurement of other agency debt securities was determined using market and income approaches along with the Company’s own trading activities for identical or similar instruments and was categorized in Level 2 of the fair value hierarchy. The Company’s municipal bonds are revenue bonds issued by state and other local government agencies. The valuation of corporate bonds is impacted by the credit worthiness of the corporate issuer. The majority of the Company’s municipal bonds and corporate bonds were rated investment grade as of September 30, 2011. These securities were valued using a market approach with pricing service valuations corroborated by recent market transactions for identical or similar bonds. Municipal bonds and corporate bonds were categorized in Level 2 of the fair value hierarchy.

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

Securities Owned and Securities Sold, Not Yet Purchased

Securities transactions entered into by broker-dealer subsidiaries are included in trading securities and securities sold, not yet purchased in the Company’s fair value disclosures. For equity securities, the Company’s definition of actively traded is based on average daily volume and other market trading statistics. The fair value of the majority of securities owned and securities sold, not yet purchased was determined using listed or quoted market prices and were mostly categorized in Level 1 of the fair value hierarchy.

Recurring Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis are summarized below (dollars in thousands):

	Level 1	Level 2	Level 3	Fair Value
September 30, 2011:
Assets
Trading securities	$42,908	$5,769	$330	$49,007
Available-for-sale securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	—	13,278,620	—	13,278,620
Non-agency CMOs	—	298,728	60,238	358,966

Total residential mortgage-backed securities	—	13,577,348	60,238	13,637,586

Investment securities:
Agency debentures	—	813,384	—	813,384
Other agency debt securities	—	507,265	—	507,265
Municipal bonds	—	38,537	—	38,537
Corporate bonds	—	16,362	—	16,362

Total investment securities	—	1,375,548	—	1,375,548

Total available-for-sale securities	—	14,952,896	60,238	15,013,134

Other assets:
Derivative assets(1)	—	107,798	—	107,798
Total assets measured at fair value on a recurring basis(2)	$42,908	$15,066,463	$60,568	$15,169,939

Liabilities
Derivative liabilities(1)	$—	$369,509	$—	$369,509
Securities sold, not yet purchased	38,563	2,621	—	41,184

Total liabilities measured at fair value on a recurring basis(2)	$38,563	$372,130	$—	$410,693

(1)	All derivative assets and liabilities are interest rate contracts. Information related to derivative instruments is detailed in Note 6—Accounting for Derivative Instruments and Hedging Activities.
(2)	Assets and liabilities measured at fair value on a recurring basis represented 33% and less than 1% of the Company’s total assets and total liabilities, respectively.

	Level 1	Level 2	Level 3	Fair Value
December 31, 2010:
Assets
Trading securities	$55,630	$5,913	$630	$62,173
Available-for-sale securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	—	12,898,114	—	12,898,114
Non-agency CMOs	—	200,169	195,220	395,389

Total residential mortgage-backed securities	—	13,098,283	195,220	13,293,503

Investment securities:
Agency debentures	—	1,269,552	—	1,269,552
Other agency debt securities	—	187,462	—	187,462
Municipal bonds	—	37,331	—	37,331
Corporate bonds	—	17,829	—	17,829

Total investment securities	—	1,512,174	—	1,512,174

Total available-for-sale securities	—	14,610,457	195,220	14,805,677

Other assets:
Derivative assets(1)	—	248,911	—	248,911
Deposits with clearing organizations(2)	38,000	—	—	38,000

Total other assets measured at fair value on a recurring basis	38,000	248,911	—	286,911

Total assets measured at fair value on a recurring basis(3)	$93,630	$14,865,281	$195,850	$15,154,761

Liabilities
Derivative liabilities(1)	$—	$106,863	$—	$106,863
Securities sold, not yet purchased	51,889	2,846	—	54,735

Total liabilities measured at fair value on a recurring basis(3)	$51,889	$109,709	$—	$161,598

(1)	All derivative assets and liabilities are interest rate contracts. Information related to derivative instruments is detailed in Note 6—Accounting for Derivative Instruments and Hedging Activities.
(2)	Represents U.S. Treasury securities held by a broker-dealer subsidiary.
(3)	Assets and liabilities measured at fair value on a recurring basis represented 33% and less than 1% of the Company’s total assets and total liabilities, respectively.

The following tables present additional information about Level 3 assets and liabilities measured at fair value on a recurring basis (dollars in thousands):

		Available-for-sale Securities
	Trading Securities	Non-agency CMOs
Balance, June 30, 2011	$9,212	$214,793
Realized and unrealized gains (losses):(1)
Included in earnings(2)	(883)	(1,004)
Included in other comprehensive income(3)	—	855
Sales	(6,299)	—
Settlements	(1,700)	(3,253)
Transfers in to Level 3(4)	—	9,465
Transfers out of Level 3(4)	—	(160,618)

Balance, September 30, 2011	$330	$60,238

(1)	The majority of total realized and unrealized gains (losses) were related to instruments held at September 30, 2011.
(2)	The majority of realized and unrealized gains (losses) included in earnings are reported in the gains on loans and securities, net and net impairment line items.
(3)	The majority of realized and unrealized gains (losses) included in other comprehensive income are reported in the net change from available-for-sale securities line item.
(4)	The Company’s transfers in and out of Level 3 are as of the beginning of the reporting period on a quarterly basis.

		Available-for-sale Securities
	Trading Securities	Non-agency CMOs	Corporate Investments
Balance, June 30, 2010	$803	$186,920	$45
Realized and unrealized gains (losses):(1)
Included in earnings(2)	77	(6,377)	—
Included in other comprehensive income(3)	—	13,911	—
Purchases, sales, other settlements and issuances, net	14	(5,403)	—
Transfers in to Level 3(4)	—	34,985	—
Transfers out of Level 3(4)	—	(62,918)	—

Balance, September 30, 2010	$894	$161,118	$45

(1)	The majority of total realized and unrealized gains (losses) were related to instruments held at September 30, 2010.
(2)	The majority of realized and unrealized gains (losses) included in earnings are reported in the net impairment line item.
(3)	The majority of realized and unrealized gains (losses) included in other comprehensive income are reported in the net change from available-for-sale securities line item.
(4)	The Company’s transfers in and out of Level 3 are as of the beginning of the reporting period on a quarterly basis.

		Available-for-sale Securities
	Trading Securities	Non-agency CMOs
Balance, December 31, 2010	$630	$195,220
Realized and unrealized gains (losses):(1)
Included in earnings(2)	(1,230)	(6,962)
Included in other comprehensive income(3)	—	15,197
Sales	(6,299)	—
Settlements	(1,700)	(23,699)
Transfers in to Level 3(4)	8,929	204,287
Transfers out of Level 3(4)	—	(323,805)

Balance, September 30, 2011	$330	$60,238

(1)	The majority of total realized and unrealized gains (losses) were related to instruments held at September 30, 2011.
(2)	The majority of realized and unrealized gains (losses) included in earnings are reported in the net impairment line item.
(3)	The majority of realized and unrealized gains (losses) included in other comprehensive income are reported in the net change from available-for-sale securities line item.
(4)	The Company’s transfers in and out of Level 3 are as of the beginning of the reporting period on a quarterly basis.

		Available-for-sale Securities
	Trading Securities	Agency Mortgage- backed Securities and CMOs	Non-agency CMOs	Corporate Investments
Balance, December 31, 2009	$1,491	$17,972	$234,629	$173
Realized and unrealized gains (losses):(1)
Included in earnings(2)	(651)	—	(26,832)	—
Included in other comprehensive income(3)	—	—	59,667	(9)
Purchases, sales, other settlements and issuances, net	54	—	(24,649)	(119)
Transfers in to Level 3(4)	—	—	48,593	—
Transfers out of Level 3(4)	—	(17,972)	(130,290)	—

Balance, September 30, 2010	$894	$—	$161,118	$45

(1)	The majority of total realized and unrealized gains (losses) were related to instruments held at September 30, 2010.
(2)	The majority of realized and unrealized gains (losses) included in earnings are reported in the net impairment line item.
(3)	The majority of realized and unrealized gains (losses) included in other comprehensive income are reported in the net change from available-for-sale securities line item.
(4)	The Company’s transfers in and out of Level 3 are as of the beginning of the reporting period on a quarterly basis.

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

The Company’s transfers of certain CMOs in and out of Level 3 are generally driven by changes in price transparency for the securities. Financial instruments for which actively quoted prices or pricing parameters are available will have a higher degree of price transparency than financial instruments that are thinly traded or not quoted. As of September 30, 2011, less than 1% of the Company’s total assets and none of its total liabilities represented instruments measured at fair value on a recurring basis categorized as Level 3.

Nonrecurring Fair Value Measurements

The Company records certain other assets at fair value on a nonrecurring basis: 1) one- to four-family and home equity loans in which the amount of the loan balance in excess of the estimated current property value less costs to sell has been charged-off; and 2) real estate acquired through foreclosure that is carried at the lower of the property’s carrying value or fair value, less estimated selling costs. The following table presents the fair value of assets prior to deducting estimated selling costs that were carried on the consolidated balance sheet as of September 30, 2011 and December 31, 2010, and for which a nonrecurring fair value measurement has been recorded during the period (dollars in thousands):

	September 30, 2011	December 31, 2010
One- to four-family	$633,341	$880,044
Home equity	55,196	61,940

Total loans receivable measured at fair value	$688,537	$941,984

REO	$103,414	$140,029

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

Subsequent to the recording of an initial fair value measurement, these loans continue to be measured at fair value on a nonrecurring basis, utilizing the estimated value of the underlying property, which is updated on a quarterly basis. If the value of the underlying property has declined, an additional charge-off is recorded. If the value of the underlying property has increased, previously charged-off amounts are not recovered. These loans continue to be reported as nonperforming loans unless they meet the requirements for being reported as a performing loan.

The following table presents the losses associated with the assets measured at fair value on a nonrecurring basis during the three and nine months ended September 30, 2011 and 2010 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
One- to four-family	$44,303	$64,707	$152,245	$230,008
Home equity	29,630	36,409	88,803	119,481

Total losses on loans receivable measured at fair value	$73,933	$101,116	$241,048	$349,489

REO	$6,458	$9,927	$22,776	$30,488

Disclosures about Fair Value of Financial Instruments

The fair value measurements accounting guidance also requires the disclosure of the fair value of financial instruments not otherwise disclosed above. Different market assumptions and estimation methodologies could significantly affect fair value amounts. The fair value of financial instruments, not otherwise disclosed above, whose fair value approximates carrying value is summarized as follows:

•	Cash and equivalents, cash and investments required to be segregated, margin receivables and customer payables—Fair value is estimated to be carrying value.

•	Investment in FHLB stock—FHLB stock is carried at cost, which is considered to be a reasonable estimate of fair value.

Financial instruments whose fair values were different from their carrying values are summarized below (dollars in thousands):

	September 30, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Held-to-maturity securities	$4,923,252	$5,102,047	$2,462,710	$2,422,335
Loans, net(1)	$13,002,990	$11,711,157	$15,127,390	$13,431,465
Liabilities
Deposits	$25,238,897	$25,254,392	$25,240,297	$25,259,496
Securities sold under agreements to repurchase	$5,044,746	$5,108,502	$5,888,249	$5,955,283
FHLB advances and other borrowings	$2,761,724	$2,701,832	$2,731,714	$2,658,311
Corporate debt	$1,489,844	$1,736,202	$2,145,881	$2,855,318

(1)	The carrying value of loans, net includes the allowance for loan losses of $820.1 million and $1.0 billion as of September 30, 2011 and December 31, 2010, respectively.

Held-to-maturity securities—The held-to-maturity securities portfolio included agency mortgage-backed securities and CMOs, agency debentures, and other agency debt securities. The fair value of agency mortgage-backed securities is determined using market and income approaches with quoted market prices, recent market transactions and spread data for similar instruments. The fair value of agency CMOs and other agency debt securities is determined using market and income approaches with the Company’s own trading activities for identical or similar instruments. The fair value of agency debentures is based on quoted market prices that were derived from assumptions observable in the marketplace.

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

NOTE 4—AVAILABLE-FOR-SALE AND HELD-TO-MATURITY SECURITIES

The amortized cost basis and fair value of available-for-sale and held-to-maturity securities are shown in the following tables (dollars in thousands):

	Amortized Cost	Gross Unrealized / Unrecognized Gains	Gross Unrealized / Unrecognized Losses	Fair Value
September 30, 2011:
Available-for-sale securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$13,049,204	$236,280	$(6,864)	$13,278,620
Non-agency CMOs	437,151	3,439	(81,624)	358,966

Total residential mortgage-backed securities	13,486,355	239,719	(88,488)	13,637,586

Investment securities:
Agency debentures	756,230	57,154	—	813,384
Other agency debt securities	499,032	8,852	(619)	507,265
Municipal bonds	42,319	60	(3,842)	38,537
Corporate bonds	25,357	—	(8,995)	16,362

Total investment securities	1,322,938	66,066	(13,456)	1,375,548

Total available-for-sale securities	$14,809,293	$305,785	$(101,944)	$15,013,134

Held-to-maturity securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$4,178,295	$146,467	$(183)	$4,324,579
Investment securities:
Agency debentures	163,404	5,289	—	168,693
Other agency debt securities	581,553	27,255	(33)	608,775

Total investment securities	744,957	32,544	(33)	777,468

Total held-to-maturity securities	$4,923,252	$179,011	$(216)	$5,102,047

	Amortized Cost	Gross Unrealized / Unrecognized Gains	Gross Unrealized / Unrecognized Losses	Fair Value
December 31, 2010:
Available-for-sale securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$13,017,814	$71,274	$(190,974)	$12,898,114
Non-agency CMOs	490,250	2,885	(97,746)	395,389

Total residential mortgage-backed securities	13,508,064	74,159	(288,720)	13,293,503

Investment securities:
Agency debentures	1,324,464	3,470	(58,382)	1,269,552
Other agency debt securities	187,622	2,880	(3,040)	187,462
Municipal bonds	42,399	—	(5,068)	37,331
Corporate bonds	25,356	—	(7,527)	17,829

Total investment securities	1,579,841	6,350	(74,017)	1,512,174

Total available-for-sale securities	$15,087,905	$80,509	$(362,737)	$14,805,677

Held-to-maturity securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$1,928,651	$4,747	$(36,348)	$1,897,050
Investment securities:
Agency debentures	219,197	—	(3,025)	216,172
Other agency debt securities	314,862	—	(5,749)	309,113

Total investment securities	534,059	—	(8,774)	525,285

Total held-to-maturity securities	$2,462,710	$4,747	$(45,122)	$2,422,335

Contractual Maturities

The contractual maturities of all available-for-sale and held-to-maturity debt securities at September 30, 2011 are shown below (dollars in thousands):

	Amortized Cost	Fair Value
Available-for-sale debt securities:
Due within one to five years	$6	$5
Due within five to ten years	1,203,692	1,231,645
Due after ten years	13,605,595	13,781,484

Total available-for-sale debt securities	$14,809,293	$15,013,134

Held-to-maturity securities:
Due within one to five years	$191,727	$197,855
Due within five to ten years	1,525,265	1,604,276
Due after ten years	3,206,260	3,299,916

Total held-to-maturity debt securities	$4,923,252	$5,102,047

Other-Than-Temporary Impairment of Investments

The following tables show the fair value and unrealized or unrecognized losses on available-for-sale and held-to-maturity securities, aggregated by investment category, and the length of time that individual securities have been in a continuous unrealized or unrecognized loss position (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized / Unrecognized Losses	Fair Value	Unrealized / Unrecognized Losses	Fair Value	Unrealized / Unrecognized Losses
September 30, 2011:
Available-for-sale securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$1,106,245	$(6,588)	$37,205	$(276)	$1,143,450	$(6,864)
Non-agency CMOs	—	—	336,399	(81,624)	336,399	(81,624)
Investment securities:
Other agency debt securities	206,994	(619)	—	—	206,994	(619)
Municipal bonds	16,387	(1,118)	16,560	(2,724)	32,947	(3,842)
Corporate bonds	—	—	16,362	(8,995)	16,362	(8,995)

Total temporarily impaired available-for-sale securities	$1,329,626	$(8,325)	$406,526	$(93,619)	$1,736,152	$(101,944)

Held-to-maturity securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$11,124	$(60)	$45,537	$(123)	$56,661	$(183)
Investment securities:
Other agency debt securities	47,165	(33)	—	—	47,165	(33)

Total temporarily impaired held-to-maturity securities	$58,289	$(93)	$45,537	$(123)	$103,826	$(216)

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized / Unrecognized Losses	Fair Value	Unrealized / Unrecognized Losses	Fair Value	Unrealized / Unrecognized Losses
December 31, 2010:
Available-for-sale securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$8,204,906	$(188,159)	$165,478	$(2,815)	$8,370,384	$(190,974)
Non-agency CMOs	—	—	377,309	(97,746)	377,309	(97,746)
Investment securities:
Agency debentures	877,135	(58,382)	—	—	877,135	(58,382)
Other agency debt securities	105,113	(3,040)	—	—	105,113	(3,040)
Municipal bonds	17,937	(2,193)	19,394	(2,875)	37,331	(5,068)
Corporate bonds	—	—	17,829	(7,527)	17,829	(7,527)

Total temporarily impaired available-for-sale securities	$9,205,091	$(251,774)	$580,010	$(110,963)	$9,785,101	$(362,737)

Held-to-maturity securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$1,283,817	$(36,348)	$—	$—	$1,283,817	$(36,348)
Investment securities:
Agency debentures	216,172	(3,025)	—	—	216,172	(3,025)
Other agency debt securities	309,113	(5,749)	—	—	309,113	(5,749)

Total temporarily impaired held-to-maturity securities	$1,809,102	$(45,122)	$—	$—	$1,809,102	$(45,122)

The Company does not believe that any individual unrealized loss in the available-for-sale or unrecognized loss in the held-to-maturity portfolio as of September 30, 2011 represents a credit loss. The credit loss component is the difference between the security’s amortized cost basis and the present value of its expected future cash flows, and is recognized in earnings. The noncredit loss component is the difference between the present value of its expected future cash flows and the fair value and is recognized through other comprehensive income. The Company assessed whether it intends to sell, or whether it is more likely than not that the Company will be required to sell a security before recovery of its amortized cost basis. For debt securities that are considered other-than-temporarily impaired and that the Company does not intend to sell and will not be required to sell prior to recovery of its amortized cost basis, the Company determines the amount of the impairment that is related to credit and the amount due to all other factors.

The majority of the unrealized or unrecognized losses on mortgage-backed securities are attributable to changes in interest rates and a re-pricing of risk in the market. The majority of agency mortgage-backed securities and CMOs and agency debentures are AAA-rated. Municipal bonds and corporate bonds are evaluated by reviewing the credit-worthiness of the issuer and general market conditions. The Company does not intend to sell the securities in an unrealized loss position and it is not more likely than not that the Company will be required to sell the debt securities before the anticipated recovery of its remaining amortized cost of the securities in an unrealized loss position at September 30, 2011.

The majority of the Company’s available-for-sale and held-to-maturity portfolio consists of residential mortgage-backed securities. For residential mortgage-backed securities, the Company calculates the credit portion of OTTI by comparing the present value of the expected future cash flows with the amortized cost basis of the security. The expected future cash flows are determined using the remaining contractual cash flows adjusted for future credit losses. The estimate of expected future credit losses includes the following assumptions: 1) expected default rates based on current delinquency trends, foreclosure statistics of the underlying mortgages and loan documentation type; 2) expected loss severity based on the underlying loan characteristics, including loan-to-value, origination vintage and geography; and 3) expected loan prepayments and principal reduction based on current experience and existing market conditions that may impact the future rate of prepayments. The expected cash flows of the security are then discounted at the interest rate used to recognize interest income on the security to arrive at the present value amount. The following table presents a summary of the significant inputs considered for securities that were other-than-temporarily impaired as of September 30, 2011:

	September 30, 2011
	Weighted Average	Range
Default rate(1)	8%	2% - 22%
Loss severity	49%	40% - 65%
Prepayment rate	7%	2% - 25%

(1)	Represents the expected default rate for the next twelve months.

The following table presents a roll-forward of the credit loss component of the amortized cost of debt securities that have noncredit loss recognized in other comprehensive income and credit loss recognized in earnings for the periods presented (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Credit loss balance, beginning of period	$196,984	$171,182	$188,038	$150,372
Additions:
Initial credit impairment	—	66	61	1,588
Subsequent credit impairment	3,196	7,235	12,081	26,523

Credit loss balance, end of period	$200,180	$178,483	$200,180	$178,483

Within the securities portfolio, the highest concentration of credit risk is the non-agency CMO portfolio. The Company concluded that approximately $78.0 million and $249.1 million of non-agency CMO securities for the three and nine months ended September 30, 2011, respectively, were other-than-temporarily impaired as a result of deterioration in the expected credit performance of the underlying loans in the securities. The following table shows the components of net impairment for the periods presented (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Other-than-temporary impairment (“OTTI”)	$(1,038)	$(1,240)	$(7,939)	$(30,872)
Less: noncredit portion of OTTI recognized into (out of) other comprehensive income (before tax)	(2,158)	(6,061)	(4,203)	2,761

Net impairment	$(3,196)	$(7,301)	$(12,142)	$(28,111)

Gains on Loans and Securities, Net

The detailed components of the gains on loans and securities, net line item on the consolidated statement of income (loss) are as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Gains on loans, net	$60	$87	$203	$6,256
Gains on securities, net
Gains on available-for-sale securities and other investments	25,898	47,073	87,050	119,542
Losses on available-for-sale securities and other investments	—	—	—	(139)
Gains (losses) on trading securities, net	(3,003)	(57)	(2,143)	208
Hedge ineffectiveness	1,386	(199)	2,576	(1,009)

Gains on securities, net	24,281	46,817	87,483	118,602

Gains on loans and securities, net	$24,341	$46,904	$87,686	$124,858

NOTE 5—LOANS, NET

Loans, net are summarized as follows (dollars in thousands):

	September 30, 2011	December 31, 2010
Loans held-for-sale	$3,246	$5,471
Loans receivable, net:
One- to four-family	6,960,085	8,170,329
Home equity	5,574,319	6,410,311
Consumer and other	1,179,731	1,443,398

Total loans receivable	13,714,135	16,024,038
Unamortized premiums, net	105,664	129,050
Allowance for loan losses	(820,055)	(1,031,169)

Total loans receivable, net	12,999,744	15,121,919

Total loans, net	$13,002,990	$15,127,390

The following table represents the breakdown of the total recorded investment in loans receivable and allowance for loan losses by loans that have been collectively evaluated for impairment and those that have been individually evaluated for impairment (dollars in thousands):

	Recorded Investment		Allowance for Loan Losses
	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
Loans collectively evaluated for impairment	$12,432,134	$15,116,217	$492,947	$674,202
Loans individually evaluated for impairment (TDRs)	1,387,665	1,036,871	327,108	356,967

Total recorded investment in loans receivable	$13,819,799	$16,153,088	$820,055	$1,031,169

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

The home equity loan portfolio is primarily second lien loans on residential real estate properties, which have a higher level of credit risk than first lien mortgage loans. Approximately 14% of the home equity portfolio was in the first lien position as of September 30, 2011. The Company holds both the first and second lien positions in less than 1% of the home equity loan portfolio. The Company believes home equity loans with a CLTV of 90% or higher or a FICO score below 700 are the loans with the highest levels of credit risk in our portfolios.

The following tables show the distribution of the Company’s mortgage loan portfolios by credit quality indicator (dollars in thousands):

	One- to Four-Family		Home Equity
Current LTV/CLTV (1)	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
<=70%	$1,061,764	$1,380,327	$915,654	$1,084,876
70%-80%	652,727	852,906	313,846	400,029
80%-90%	866,444	1,168,293	446,266	575,924
90%-100%	959,759	1,161,238	574,729	727,006
>100%	3,419,391	3,607,565	3,323,824	3,622,476

Total mortgage loans receivable	$6,960,085	$8,170,329	$5,574,319	$6,410,311

Average estimated current LTV/CLTV (2)	106.3%	100.8%	111.6%	107.7%
Average LTV/CLTV at loan origination (3)	70.9%	70.6%	79.2%	79.3%

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

(2)	The average estimated current LTV ratio reflects the outstanding balance at the balance sheet date, divided by the estimated current property value.
(3)	Average LTV/CLTV at loan origination calculations are based on LTV/CLTV at time of purchase for one- to four-family purchased loans and undrawn balances for home equity loans.

	One- to Four-Family		Home Equity
Documentation Type	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
Full documentation	$2,991,811	$3,556,480	$2,817,133	$3,201,381
Low/no documentation	3,968,274	4,613,849	2,757,186	3,208,930

Total mortgage loans receivable	$6,960,085	$8,170,329	$5,574,319	$6,410,311

	One- to Four-Family		Home Equity
Current FICO (1)	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
>=720	$3,751,420	$4,438,443	$2,936,030	$3,101,814
719 - 700	586,169	709,635	518,147	665,741
699 - 680	531,001	566,256	424,945	550,756
679 - 660	377,452	434,775	336,043	411,709
659 - 620	560,364	633,983	457,191	512,528
<620	1,153,679	1,387,237	901,963	1,167,763

Total mortgage loans receivable	$6,960,085	$8,170,329	$5,574,319	$6,410,311

(1)

FICO scores are updated on a quarterly basis; however, as of September 30, 2011 and December 31, 2010, there were some loans for which the updated FICO scores were not available. The current FICO distribution as of September 30, 2011 included original FICO scores for approximately $165 million and $62 million of one- to four-family and home equity loans, respectively. The current FICO distribution as of December 31, 2010 included original FICO scores for approximately $218 million and $168 million of one- to four-family and home equity loans, respectively.

	One- to Four-Family		Home Equity
Acquisition Channel	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
Purchased from a third party	$5,707,086	$6,687,741	$4,876,595	$5,607,236
Originated by the Company	1,252,999	1,482,588	697,724	803,075

Total mortgage loans receivable	$6,960,085	$8,170,329	$5,574,319	$6,410,311

	One- to Four-Family		Home Equity
Vintage Year	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
2003 and prior	$255,023	$297,639	$323,314	$392,112
2004	650,118	759,307	502,524	585,729
2005	1,447,278	1,713,400	1,440,214	1,615,736
2006	2,653,686	3,108,280	2,595,287	2,999,072
2007	1,943,180	2,276,632	701,506	805,045
2008	10,800	15,071	11,474	12,617

Total mortgage loans receivable	$6,960,085	$8,170,329	$5,574,319	$6,410,311

	One- to Four-Family		Home Equity
Geographic Location	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
California	$3,247,044	$3,773,623	$1,771,630	$2,038,325
New York	513,439	612,988	401,196	459,018
Florida	486,003	563,412	395,892	456,029
Virginia	296,738	338,132	244,495	277,993
Other states	2,416,861	2,882,174	2,761,106	3,178,946

Total mortgage loans receivable	$6,960,085	$8,170,329	$5,574,319	$6,410,311

Nonperforming Loans

The following table shows total loans receivable by delinquency category as of September 30, 2011 and December 31, 2010 (dollars in thousands):

			Nonperforming Loans
	Current	30-89 Days Delinquent	90-179 Days Delinquent	180+ Days Delinquent	Total
September 30, 2011
One- to four-family	$5,970,953	$291,655	$141,617	$555,860	$6,960,085
Home equity	5,267,274	147,397	108,706	50,942	5,574,319
Consumer and other	1,155,878	19,656	3,871	326	1,179,731

Total loans receivable	$12,394,105	$458,708	$254,194	$607,128	$13,714,135

December 31, 2010
One- to four-family	$6,770,513	$388,580	$226,052	$785,184	$8,170,329
Home equity	6,040,021	175,607	142,997	51,686	6,410,311
Consumer and other	1,412,707	25,209	4,802	680	1,443,398

Total loans receivable	$14,223,241	$589,396	$373,851	$837,550	$16,024,038

The Company classifies loans as nonperforming and ceases accruing interest when they are 90 days past due. Interest previously accrued, but not collected, is reversed against current income when a loan is placed on nonaccrual status and is considered nonperforming. Interest payments received on nonperforming loans are recognized in operating interest income until it is doubtful that full payment will be collected, at which point payments are applied to principal. The recognition of deferred fees or costs on originated loans and premiums or discounts on purchased loans in operating interest income is discontinued for nonperforming loans. Nonperforming loans return to accrual status when the loan becomes less than 90 days past due.

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

The general allowance for loan losses also included a specific qualitative component to account for a variety of economic and operational factors that are not directly considered in the quantitative loss model but are factors the Company believes may impact the level of credit losses. Examples of these economic and operational factors are the current level of unemployment and the limited historical charge-off and loss experience on modified loans. As of September 30, 2011, this qualitative component was 15% of the general allowance for loan losses and was applied by loan portfolio segment.

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

The following table provides a roll-forward by loan portfolio of the allowance for loan losses for the three and nine months ended September 30, 2011 and 2010 (dollars in thousands):

	Three Months Ended September 30, 2011
	One- to Four- Family	Home Equity	Consumer and Other	Total
Allowance for loan losses, beginning of period	$326,580	$493,551	$58,484	$878,615
Provision for loan losses	29,202	65,114	4,068	98,384
Charge-offs	(44,331)	(112,885)	(12,702)	(169,918)
Recoveries	—	8,262	4,712	12,974

Charge-offs, net	(44,331)	(104,623)	(7,990)	(156,944)

Allowance for loan losses, end of period	$311,451	$454,042	$54,562	$820,055

	Three Months Ended September 30, 2010
	One- to Four- Family	Home Equity	Consumer and Other	Total
Allowance for loan losses, beginning of period	$433,658	$602,867	$66,418	$1,102,943
Provision for loan losses	30,570	110,117	11,296	151,983
Charge-offs	(67,098)	(148,080)	(19,207)	(234,385)
Recoveries	—	6,453	5,847	12,300

Charge-offs, net	(67,098)	(141,627)	(13,360)	(222,085)

Allowance for loan losses, end of period	$397,130	$571,357	$64,354	$1,032,841

	Nine Months Ended September 30, 2011
	One- to Four- Family	Home Equity	Consumer and Other	Total
Allowance for loan losses, beginning of period	$389,594	$576,089	$65,486	$1,031,169
Provision for loan losses	80,108	220,127	17,343	317,578
Charge-offs	(158,251)	(366,274)	(42,896)	(567,421)
Recoveries	—	24,100	14,629	38,729

Charge-offs, net	(158,251)	(342,174)	(28,267)	(528,692)

Allowance for loan losses, end of period	$311,451	$454,042	$54,562	$820,055

	Nine Months Ended September 30, 2010
	One- to Four- Family	Home Equity	Consumer and Other	Total
Allowance for loan losses, beginning of period	$489,887	$620,067	$72,784	$1,182,738
Provision for loan losses	146,511	406,306	32,811	585,628
Charge-offs	(239,268)	(475,492)	(61,973)	(776,733)
Recoveries	—	20,476	20,732	41,208

Charge-offs, net	(239,268)	(455,016)	(41,241)	(735,525)

Allowance for loan losses, end of period	$397,130	$571,357	$64,354	$1,032,841

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

The average recorded investment in TDR loans was $1.3 billion and $928.7 million for the three months ended September 30, 2011 and 2010, respectively, and $1.2 billion and $808.9 million for the nine months ended September 30, 2011 and 2010, respectively. TDRs are accounted for as nonaccrual loans at the time of modification and return to accrual status after six consecutive payments are made in accordance with the modified terms. The interest income recognized both on a cash and accrual basis on TDRs was $10.2 million and $5.0 million for the three months ended September 30, 2011 and 2010, respectively, and $26.7 million and $12.6 million for the nine months ended September 30, 2011 and 2010, respectively.

Included in the allowance for loan losses was a specific allowance of $327.1 million and $357.0 million that was established for TDRs at September 30, 2011 and December 31, 2010, respectively. The specific allowance for these individually impaired loans represents the expected loss over the remaining life of the loan, including the economic concession to the borrower. The following table shows detailed information related to the Company’s loans that have been modified in a TDR as of September 30, 2011 and December 31, 2010 (dollars in thousands):

	Recorded Investment in TDRs	Specific Valuation Allowance	Net Investment in TDRs	Specific Valuation Allowance as a % of TDR Loans	Total Expected Losses
September 30, 2011
One- to four-family	$943,800	$104,502	$839,298	11%	27%
Home equity	443,865	222,606	221,259	50%	55%

Total	$1,387,665	$327,108	$1,060,557	24%	35%

December 31, 2010
One- to four-family	$548,542	$84,492	$464,050	15%	28%
Home equity	488,329	272,475	215,854	56%	59%

Total	$1,036,871	$356,967	$679,904	34%	42%

At September 30, 2011 and December 31, 2010, respectively, $976.7 million and $865.0 million of TDRs had an associated specific valuation allowance, and $411.0 million and $171.9 million did not have an associated specific valuation allowance as the amount of the loan balance in excess of the estimated current property value less costs to sell had been charged-off. At September 30, 2011 and December 31, 2010, the unpaid principal balance in one- to four-family TDRs was $939.1 million and $546.4 million, respectively. For home equity loans, the recorded investment in TDRs represents the unpaid principal balance.

The following table provides the number of loans that have been modified as a TDR during the three and nine months ended September 30, 2011, in addition to the balance of the loan immediately prior to and immediately after being modified as a TDR (dollars in thousands):

	Three Months Ended September 30, 2011
	Number of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment(1)
One- to four-family	296	$123,752	$129,856
Home equity	381	35,811	35,820

Total	677	$159,563	$165,676

	Nine Months Ended September 30, 2011
	Number of Loans	Pre-modification Recorded Investment	Post-modification Recorded Investment(1)
One- to four-family	913	$374,181	$394,659
Home equity	1,113	100,350	99,176

Total	2,026	$474,531	$493,835

(1)

The post-modification recorded investment balances include past due interest that was capitalized to be part of the principal balance in the loan modification, resulting in an increase in the post-modification recorded investment balances.

The following table shows the post-modification cumulative re-delinquency rates at three months, six months, nine months and twelve months for TDRs modified during each of the three month periods from March 31, 2010 through September 30, 2011:

One- to four-family TDRs modified during the three month period ended:	Post-Modification Cumulative Re-delinquency Rate
	Three Months	Six Months	Nine Months	Twelve Months
March 31, 2010	15%	14%	17%	19%
June 30, 2010	11%	15%	18%	16%
September 30, 2010	10%	16%	19%	19%
December 31, 2010	9%	11%	17%	N/A
March 31, 2011	4%	10%	N/A	N/A
June 30, 2011	8%	N/A	N/A	N/A
September 30, 2011	N/A	N/A	N/A	N/A

Home equity TDRs modified during the three month period ended:	Post-Modification Cumulative Re-delinquency Rate
	Three Months	Six Months	Nine Months	Twelve Months
March 31, 2010	16%	26%	34%	41%
June 30, 2010	18%	30%	34%	37%
September 30, 2010	14%	22%	30%	34%
December 31, 2010	14%	22%	30%	N/A
March 31, 2011	10%	20%	N/A	N/A
June 30, 2011	9%	N/A	N/A	N/A
September 30, 2011	N/A	N/A	N/A	N/A

N/A—The	post-modification cumulative re-delinquency rates are not yet available for these time periods.

The Company evaluates the re-delinquency rates in order to monitor TDR performance. More recent TDR vintages have lower re-delinquency rates, which demonstrate the improving trend of TDR performance. The Company also monitors the average re-delinquency rates for TDRs twelve months after the modification occurred, which are based on cumulative performance since the modification program began:

	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010
One- to four-family	28%	31%	36%	42%
Home equity	42%	43%	44%	45%

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

		Fair Value
	Notional	Asset(1)	Liability(2)	Net(3)
September 30, 2011
Interest rate contracts:
Cash flow hedges:
Purchased options	$3,025,000	$41,245	$—	$41,245
Pay-fixed rate swaps	1,850,000	—	(259,186)	(259,186)

Total cash flow hedges	4,875,000	41,245	(259,186)	(217,941)

Fair value hedges:
Pay-fixed rate swaps	1,453,850	31	(110,320)	(110,289)
Purchased swaptions	980,000	36,325	—	36,325
Receive-fixed rate swaps	725,950	30,139	—	30,139
Purchased forward-starting swaps	65,000	58	(3)	55

Total fair value hedges	3,224,800	66,553	(110,323)	(43,770)

Total derivatives designated as hedging instruments(4)	$8,099,800	$107,798	$(369,509)	$(261,711)

December 31, 2010
Interest rate contracts:
Cash flow hedges:
Purchased options	$4,230,000	$123,561	$—	$123,561
Pay-fixed rate swaps	1,925,000	15,314	(87,494)	(72,180)
Purchased forward-starting swaps	200,000	—	(581)	(581)

Total cash flow hedges	6,355,000	138,875	(88,075)	50,800

Fair value hedges:
Pay-fixed rate swaps	1,156,561	63,404	(689)	62,715
Purchased swaptions	1,495,000	46,632	—	46,632
Receive-fixed rate swaps	725,950	—	(18,099)	(18,099)

Total fair value hedges	3,377,511	110,036	(18,788)	91,248

Total derivatives designated as hedging instruments(4)	$9,732,511	$248,911	$(106,863)	$142,048

(1)	Reflected in the other assets line item on the consolidated balance sheet.
(2)	Reflected in the other liabilities line item on the consolidated balance sheet.
(3)	Represents derivative assets net of derivative liabilities for presentation purposes only.
(4)	All derivatives were designated as hedging instruments as of September 30, 2011 and December 31, 2010.

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

The future issuances of liabilities, including repurchase agreements, are largely dependent on the market demand and liquidity in the wholesale borrowings market. As of September 30, 2011, the Company believes the forecasted issuance of all debt in cash flow hedge relationships is probable. However, unexpected changes in market conditions in future periods could impact the ability to issue this debt. The Company believes the forecasted issuance of debt in the form of repurchase agreements is most susceptible to an unexpected change in market conditions.

The following table summarizes the effect of interest rate contracts designated and qualifying as hedging instruments in cash flow hedges on accumulated other comprehensive loss and on the consolidated statement of income (loss) (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Losses on derivatives recognized in OCI (effective portion)	$(135,446)	$(33,029)	$(192,249)	$(143,002)
Amounts reclassified from AOCI into earnings (effective portion)	$16,370	$12,458	$49,722	$35,163
Cash flow hedge ineffectiveness(1)	$8	$(87)	$109	$(318)

(1)	The cash flow hedge ineffectiveness is reflected in the gains on loans and securities, net line item on the statement of consolidated income (loss).

During the upcoming twelve months, the Company expects to include a pre-tax amount of approximately $60.3 million of net unrealized losses that are currently reflected in accumulated other comprehensive loss in net operating interest income as a yield adjustment in the same periods in which the related items affect earnings. The maximum length of time over which transactions are hedged is 11 years.

The following table shows the balance in accumulated other comprehensive loss attributable to active and discontinued cash flow hedges (dollars in thousands):

	September 30, 2011	December 31, 2010
Accumulated other comprehensive loss balance (net of tax) related to:
Discontinued cash flow hedges	$(270,987)	$(271,595)
Active cash flow hedges	(180,039)	(36,903)

Total cash flow hedges	$(451,026)	$(308,498)

The following table shows the balance in accumulated other comprehensive loss attributable to cash flow hedges by type of hedged item (dollars in thousands):

	September 30, 2011	December 31, 2010
Repurchase agreements	$(586,407)	$(424,509)
FHLB advances	(155,944)	(111,170)
Home equity lines of credit	21,096	42,199
Other	(459)	(628)

Total balance of cash flow hedges before tax	(721,714)	(494,108)
Tax benefit	270,688	185,610

Total balance of cash flow hedges, net of tax	$(451,026)	$(308,498)

Additionally, the Company enters into forward purchase and sale agreements, which may be considered cash flow hedges, when the terms of the commitments exactly match the terms of the securities purchased or sold. As of September 30, 2011 and December 31, 2010, there were no forward contracts accounted for as cash flow hedges.

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

Hedge accounting is discontinued for fair value hedges if a derivative instrument ceases to be highly effective as a hedge or if the derivative is sold, terminated or de-designated. If fair value hedge accounting is discontinued, the previously hedged item is no longer adjusted for changes in fair value through the consolidated statement of income (loss) and the net gain or loss on the asset or liability being hedged at the time of de-designation is amortized to interest expense or interest income over the expected remaining life of the hedged item using the effective interest method. Changes in the fair value of the derivative instruments after de-designation of fair value hedge accounting are recorded in the gains on loans and securities, net line item in the consolidated statement of income (loss).

The following table summarizes the effect of interest rate contracts designated and qualifying as hedging instruments in fair value hedges and related hedged items on the consolidated statement of income (loss) (dollars in thousands):

	Three Months Ended September 30,
	2011			2010
	Hedging Instrument	Hedged Item	Hedge Ineffectiveness(1)	Hedging Instrument	Hedged Item	Hedge Ineffectiveness(1)
U.S. Treasury securities and agency debentures	$(123,313)	$120,709	$(2,604)	$(17,255)	$17,143	$(112)
Agency mortgage-backed securities	(42,477)	43,383	906	—	—	—
FHLB advances	34,460	(31,384)	3,076	—	—	—
Corporate debt	—	—	—	(1,473)	1,473	—

Total gains (losses) included in earnings	$(131,330)	$132,708	$1,378	$(18,728)	$18,616	$(112)

	Nine Months Ended September 30,
	2011			2010
	Hedging Instrument	Hedged Item	Hedge Ineffectiveness(1)	Hedging Instrument	Hedged Item	Hedge Ineffectiveness(1)
U.S. Treasury securities and agency debentures	$(134,058)	$134,504	$446	$(42,866)	$42,175	$(691)
Agency mortgage-backed securities	(46,616)	45,437	(1,179)	—	—	—
FHLB advances	50,222	(47,022)	3,200	—	—	—
Corporate debt	—	—	—	(1,714)	1,714	—

Total gains (losses) included in earnings	$(130,452)	$132,919	$2,467	$(44,580)	$43,889	$(691)

(1)	Reflected in the gains on loans and securities, net line item on the consolidated statement of income (loss).

NOTE 7—DEPOSITS

Deposits are summarized as follows (dollars in thousands):

	Weighted-Average Rate		Amount
	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
Sweep deposits (1)	0.08%	0.08%	$17,368,229	$16,139,585
Complete savings deposits	0.25%	0.30%	5,797,977	6,683,631
Other money market and savings deposits	0.24%	0.24%	1,037,930	1,092,949
Checking deposits	0.10%	0.10%	787,208	825,561
Certificates of deposit	2.57%	2.62%	210,446	407,091
Brokered certificates of deposit	5.33%	4.52%	37,107	91,480

Total deposits	0.15%	0.20%	$25,238,897	$25,240,297

(1)	A sweep product transfers brokerage customer balances to banking subsidiaries, which hold these funds as customer deposits in FDIC insured demand deposits and money market deposit accounts.

NOTE 8—SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND FHLB ADVANCES AND OTHER BORROWINGS

Total borrowings, including maturities, at September 30, 2011 and total borrowings at December 31, 2010 are shown below (dollars in thousands):

	Repurchase Agreements(1)	FHLB Advances and Other Borrowings		Total	Weighted Average Interest Rate
		FHLB Advances	Other
Years Ending December 31,
2011	$2,860,641	$500,000	$921	$3,361,562	0.28%
2012	1,184,105	350,000	1,277	1,535,382	0.44%
2013	100,000	—	1,021	101,021	2.08%
2014	200,000	320,000	—	520,000	4.68%
2015	200,000	483,600	—	683,600	3.24%
Thereafter	500,000	650,000	427,584	1,577,584	3.59%

Subtotal	5,044,746	2,303,600	430,803	7,779,149	1.56%
Fair value hedge adjustments	—	27,321	—	27,321

Total borrowings at September 30, 2011	$5,044,746	$2,330,921	$430,803	$7,806,470	1.56%

Total borrowings at December 31, 2010	$5,888,249	$2,284,144	$447,570	$8,619,963	1.41%

(1)	The maximum amount at any month end for repurchase agreements was $5.9 billion for the nine months ended September 30, 2011 and $6.5 billion for the year ended December 31, 2010.

NOTE 9—CORPORATE DEBT

The Company’s corporate debt by type is shown below (dollars in thousands):

	Face Value	Discount	Fair Value Hedge Adjustment(1)	Net
September 30, 2011
Interest-bearing notes:
Senior notes:
7 7/8% Notes, due 2015	$243,177	$(1,247)	$7,864	$249,794
6 3/4% Notes, due 2016	435,000	(7,892)	—	427,108

Total senior notes	678,177	(9,139)	7,864	676,902
12 1/2% Springing lien notes, due 2017	930,230	(166,795)	6,495	769,930

Total interest-bearing notes	1,608,407	(175,934)	14,359	1,446,832
Non-interest-bearing debt:
0% Convertible debentures, due 2019	43,012	—	—	43,012

Total corporate debt	$1,651,419	$(175,934)	$14,359	$1,489,844

	Face Value	Discount	Fair Value Hedge Adjustment(1)	Net
December 31, 2010
Interest-bearing notes:
Senior notes:
8% Notes, due 2011	$3,644	$—	$—	$3,644
7 3/8% Notes, due 2013	414,665	(2,475)	15,117	427,307
7 7/8% Notes, due 2015	243,177	(1,471)	9,273	250,979

Total senior notes	661,486	(3,946)	24,390	681,930
12 1/2% Springing lien notes, due 2017	930,230	(177,520)	7,283	759,993

Total interest-bearing notes	1,591,716	(181,466)	31,673	1,441,923
Non-interest-bearing debt:
0% Convertible debentures, due 2019	703,958	—	—	703,958

Total corporate debt	$2,295,674	$(181,466)	$31,673	$2,145,881

(1)	The fair value hedge adjustment is related to changes in fair value of the debt while in a fair value hedge relationship.

In May of 2011, the Company issued an aggregate principal amount of $435 million in senior notes due May 2016 (“6 3/4% Notes”). Interest is payable semi-annually and the notes may be called by the Company at a premium, which declines over time. The 6 3/4% Notes are unsecured and rank equal in right of payment with all of our existing and future unsubordinated indebtedness and rank senior in right of payment to all our existing and future subordinated indebtedness. The 6 3/4% Notes have terms which include customary financial covenants. As of September 30, 2011, the Company was in compliance with all such covenants.

The Company used the proceeds from the sale of the 6 3/4% Notes to redeem all of its outstanding 7 3/8% Notes due September 2013, including paying the associated redemption premium, accrued interest and related fees and expenses. The Company recorded a $3.1 million gain on early extinguishment of debt related to the redemption of the 7 3/8% Notes for the nine months ended September 30, 2011.

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

During the nine months ended September 30, 2011, $660.9 million of the Company’s convertible debentures were converted into 63.9 million shares of common stock. As of September 30, 2011, a cumulative total of $1.7 billion of the Class A convertible debentures and $2.2 million of the Class B convertible debentures had been converted into 164.1 million shares and 0.1 million shares, respectively, of the Company’s common stock.

NOTE 10—INCOME TAXES

During the third quarter of 2011, the Company recorded an income tax benefit of $61.7 million related to the taxable liquidation of a European subsidiary. The subsidiary was liquidated for U.S. tax purposes in connection with the Company’s international restructuring activities. This liquidation resulted in the taxable recognition of certain losses, including historical acquisition premiums that we incurred internationally. This tax benefit resulted in a corresponding increase to the deferred tax asset, which was $1.5 billion as of September 30, 2011.

NOTE 11—SHAREHOLDERS’ EQUITY

The activity in shareholders’ equity during the nine months ended September 30, 2011 is summarized as follows (dollars in thousands):

	Common Stock / Additional Paid-In Capital	Accumulated Deficit / Other Comprehensive Loss	Total

Beginning balance, December 31, 2010	$6,642,923	$(2,590,478)	$4,052,445
Net income	—	163,047	163,047
Conversions of convertible debentures	660,946	—	660,946
Net change from available-for-sale securities	—	203,662	203,662
Net change from cash flow hedging instruments	—	(142,527)	(142,527)
Other(1)	6,864	1,778	8,642

Ending balance, September 30, 2011	$7,310,733	$(2,364,518)	$4,946,215

(1)	Other includes employee share-based compensation accounting and changes in accumulated other comprehensive loss from foreign currency translation.

Conversions of Convertible Debentures

During the nine months ended September 30, 2011, $660.9 million of the Company’s convertible debentures were converted into 63.9 million shares of common stock.

NOTE 12—EARNINGS (LOSS) PER SHARE

The following table is a reconciliation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Basic:
Numerator:
Net income (loss)	$70,696	$8,404	$163,047	$(4,357)

Denominator:
Basic weighted-average shares outstanding	283,807	220,415	261,272	208,187

Diluted:
Numerator:
Net income (loss)	$70,696	$8,404	$163,047	$(4,357)

Denominator:
Basic weighted-average shares outstanding	283,807	220,415	261,272	208,187
Effect of dilutive securities:
Weighted-average convertible debentures	5,480	68,206	27,910	—
Weighted-average options and restricted stock issued to employees	419	650	588	—

Diluted weighted-average shares outstanding	289,706	289,271	289,770	208,187

Per share:
Basic earnings (loss) per share	$0.25	$0.04	$0.62	$(0.02)

Diluted earnings (loss) per share	$0.24	$0.03	$0.56	$(0.02)

The Company excluded the following shares from the calculations of diluted earnings (loss) per share as the effect would have been anti-dilutive (shares in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Weighted-average shares excluded as a result of the Company’s net loss:
Convertible debentures	N/A	N/A	N/A	80.3
Stock options and restricted stock awards and units	N/A	N/A	N/A	0.8
Other stock options and restricted stock awards and units	3.9	2.8	3.4	2.8

Total	3.9	2.8	3.4	83.9

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

As of September 30, 2011, all of the Company’s broker-dealer subsidiaries met minimum net capital requirements. Total required net capital was $0.1 billion at September 30, 2011. In addition, the Company’s broker-dealer subsidiaries had excess net capital of $0.6 billion at September 30, 2011.

The table below summarizes the minimum excess capital requirements for the Company’s broker-dealer subsidiaries (dollars in thousands):

	September 30, 2011
	Required Net Capital	Net Capital	Excess Net Capital
E*TRADE Clearing LLC(1)	$117,083	$546,478	$429,395
E*TRADE Securities LLC(1)	250	157,764	157,514
E*TRADE Capital Markets, LLC(2)	1,000	33,908	32,908
International broker-dealers	9,564	34,188	24,624

Total	$127,897	$772,338	$644,441

(1)	Elected to use the Alternative method to compute net capital.
(2)	Elected to use the Aggregate Indebtedness method to compute net capital.

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

Quantitative measures established by regulation to ensure capital adequacy require E*TRADE Bank to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets and Tier I capital to adjusted total assets. As shown in the table below, at both September 30, 2011 and December 31, 2010, E*TRADE Bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action. However, events beyond management’s control, such as a continued deterioration in residential real estate and credit markets, could adversely affect future earnings and E*TRADE Bank’s ability to meet its future capital requirements.

E*TRADE Bank’s actual and required capital amounts and ratios are presented in the table below (dollars in thousands):

	Actual		Minimum Required to be Well Capitalized Under Prompt Corrective Action Provisions			Excess Capital
	Amount	Ratio	Amount		Ratio
September 30, 2011:
Total capital to risk-weighted assets	$3,663,215	17.23%	>$	2,125,947	>10.00%	$1,537,268
Tier I capital to risk-weighted assets	$3,394,667	15.97%	>$	1,275,568	>6.00%	$2,119,099
Tier I capital to adjusted total assets	$3,410,858	8.11%	>$	2,102,034	>5.00%	$1,308,824
December 31, 2010:
Total capital to risk-weighted assets	$3,308,991	15.02%	>$	2,203,369	>10.00%	$1,105,622
Tier I capital to risk-weighted assets	$3,028,647	13.75%	>$	1,322,021	>6.00%	$1,706,626
Tier I capital to adjusted total assets	$3,052,012	7.30%	>$	2,091,530	>5.00%	$960,482

NOTE 14—COMMITMENTS, CONTINGENCIES AND OTHER REGULATORY MATTERS

Legal Matters

Litigation Matters

On October 27, 2000, Ajaxo, Inc. (“Ajaxo”) filed a complaint in the Superior Court for the State of California, County of Santa Clara. Ajaxo sought damages and certain non-monetary relief for the Company’s alleged breach of a non-disclosure agreement with Ajaxo pertaining to certain wireless technology that Ajaxo offered the Company as well as damages and other relief against the Company for their alleged misappropriation of Ajaxo’s trade secrets. Following a jury trial, a judgment was entered in 2003 in favor of Ajaxo against the Company for $1.3 million for breach of the Ajaxo non-disclosure agreement. Although the jury found in favor of Ajaxo on its claim against the Company for misappropriation of trade secrets, the trial court subsequently denied Ajaxo’s requests for additional damages and relief. On December 21, 2005, the California Court of Appeal affirmed the above-described award against the Company for breach of the nondisclosure agreement but remanded the case to the trial court for the limited purpose of determining what, if any, additional damages Ajaxo may be entitled to as a result of the jury’s previous finding in favor of Ajaxo on its claim against the Company for misappropriation of trade secrets. Although the Company paid Ajaxo the full amount due on the above-described judgment, the case was remanded back to the trial court, and on May 30, 2008, a jury returned a verdict in favor of the Company denying all claims raised and demands for damages against the Company. Following the trial court’s filing of entry of judgment in favor of the Company on September 5, 2008, Ajaxo filed post-trial motions for vacating this entry of judgment and requesting a new trial. By order dated November 4, 2008, the trial court denied these motions. On December 2, 2008, Ajaxo filed a notice of appeal with the Court of Appeal of the State of California for the Sixth District. Oral argument on the appeal was heard on July 15, 2010. On August 30, 2010, the Court of Appeal affirmed the trial court’s verdict in part and reversed the verdict in part, remanding the case. E*TRADE petitioned the Supreme Court of California for review of the Court of Appeal decision. On December 16, 2010, the California Supreme Court denied the Company’s petition for review and remanded for further proceedings to the trial court. On September 20, 2011, the trial court granted limited discovery and will set a motion schedule and trial date at a conference on November 4, 2011. The Company will continue to defend itself vigorously.

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

On April 2, 2008, a class action complaint alleging violations of the federal securities laws was filed by John W. Oughtred on his own behalf and on behalf of all others similarly situated in the United States District Court for the Southern District of New York against the Company. Plaintiff contends, among other things, that the Company committed various sales practice violations in the sale of certain auction rate securities to investors between April 2, 2003, and February 13, 2008 by allegedly misrepresenting that these securities were highly liquid and safe investments for short term investing. On December 18, 2008, plaintiffs filed their first amended class action complaint. Defendants filed their pending motion to dismiss plaintiffs’ amended complaint on February 5, 2009, and briefing on defendants’ motion to dismiss was completed on April 15, 2009. Plaintiffs seek to recover damages in an amount to be proven at trial, or, in the alternative, rescission of auction rate securities purchases, plus interest and attorney’s fees and costs. On March 18, 2010, the District Court dismissed the complaint without prejudice. On April 22, 2010, Plaintiffs amended their complaint. The Company has moved to dismiss the amended complaint. By an Order dated March 31, 2011, the Court granted E*TRADE’s motion and dismissed the action with prejudice. On May 2, 2011, Plaintiffs filed a Notice of Appeal to the U.S. Court of Appeals for the Second Circuit. Plaintiffs filed their brief on August 12, 2011. The Company’s responsive brief was filed October 26, 2011. Oral argument has not yet been scheduled.

On February 3, 2010, a class action complaint was filed in the United States District Court for the Northern District of California against E*TRADE Securities LLC by Joseph Roling on his own behalf and on behalf of all others similarly situated. The lead plaintiff alleges that E*TRADE Securities LLC unlawfully charged and collected certain account activity fees from its customers. Claimant, on behalf of himself and the putative class, asserts breach of contract, unjust enrichment and violation of California Civil Code Section 1671 and seeks equitable and injunctive relief for alleged illegal, unfair and fraudulent practices under California’s Unfair Competition Law, California Business and Professional Code Section 17200 et seq. The plaintiff seeks, among other things, certification of the class action on behalf of alleged similarly situated plaintiffs, unspecified damages and restitution of amounts allegedly wrongfully collected by E*TRADE Securities LLC, attorney’s fees and expenses and injunctive relief. The Company moved to transfer venue on the case to the Southern District of New York; that motion was denied. The Court granted E*TRADE’s motion to dismiss in part and denied the motion to dismiss in part. The Court bifurcated discovery to permit initial discovery on individual claims and class certification. Discovery on the merits will not commence until a class can be certified; the Court has set a date in 2012 for conclusion of discovery. The Company intends to vigorously defend itself against the claims raised in this action.

On May 16, 2011, Droplets Inc., the holder of two patents pertaining to user interface servers, filed a complaint in the U.S. District Court for the Eastern District of Texas against E*TRADE Financial Corporation, E*TRADE Securities LLC, E*TRADE Bank N.A. and multiple other unaffiliated financial services firms. Plaintiff contends that the defendants engaged in patent infringement under federal law. Plaintiff seeks unspecified damages and an injunction against future infringements, plus royalties, costs, interest and attorney’s fees. On September 30, 2011, the Company and several co-defendants filed a motion to transfer the case to the Southern District of New York. There are no pending dates for decision on this application. The Company will defend itself vigorously in this matter.

Several cases have been filed nationwide involving the April 2007 leveraged buyout (“LBO”) of the Tribune Company (“Tribune”) by Sam Zell, and the subsequent bankruptcy of Tribune. In William Niese et al. v. A.G. Edwards et al., in Superior Court of Delaware, New Castle County, former Tribune employees and retirees claimed that Tribune was actually insolvent at the time of the LBO and that the LBO constituted a fraudulent transaction that depleted the plaintiffs’ retirement plans, rendering them worthless. E*TRADE Clearing LLC, along with numerous other financial institutions, is a named defendant, but has not been served with process. One of the defendants removed the action to federal district court in Delaware on July 1, 2011. In Deutsche Bank Trust Company Americas et al. v. Adaly Opportunity Fund et al., filed in the Supreme Court of New York, New York County on June 3, 2011, the Trustees of certain notes issued by Tribune, allege wrongdoing in connection with the LBO. In particular the Trustees claim that the LBO constituted a constructive fraudulent transfer under various state laws. E*TRADE Capital Markets, LLC, along with numerous other financial institutions, is a named defendant. There have been several motions filed by various parties to transfer venue and to consolidate these actions. The Company’s time to answer or otherwise respond to the complaints has been stayed pending further orders of the Court. The Company will defend itself vigorously in these matters.

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

On January 19, 2010, the North Carolina Securities Division filed an administrative petition before the North Carolina Secretary of State against E*TRADE Securities LLC seeking to revoke the North Carolina securities dealer registration of E*TRADE Securities LLC or, alternatively, to suspend that registration until all North Carolina residents are made whole for their investments in auction rate securities purchased through E*TRADE Securities LLC. On March 8, 2011, E*TRADE Securities LLC, without admitting or denying the underlying allegations, findings or conclusions, resolved the North Carolina administrative action by entering into a consent order (“North Carolina Order”) pursuant to which E*TRADE Securities LLC agreed to pay a $25,000 civil penalty and to reimburse the North Carolina Securities Division’s investigative costs of $400,000. E*TRADE Securities LLC also agreed to various undertakings set forth in the North Carolina Order, including additional internal training on fixed income products and the retention of an independent consultant to review E*TRADE Securities LLC’s policies and procedures related to the approval and sale of fixed income products. As of September 30, 2011, no existing North Carolina customers held any auction rate securities.

On July 21, 2010, the Colorado Division of Securities filed an administrative complaint in the Colorado Office of Administrative Courts against E*TRADE Securities LLC based upon purchases of auction rate securities through E*TRADE Securities LLC by Colorado residents. The complaint sought to revoke, suspend, or otherwise impose conditions upon the Colorado broker-dealer license of E*TRADE Securities LLC. On August 12, 2011, a Colorado administrative law judge issued an initial decision finding that E*TRADE Securities LLC violated the Colorado Securities Act by misrepresenting facts in connection with sales of auction rate preferred securities to Colorado investors and by failing to supervise adequately its financial advisers who sold auction rate preferred securities to Colorado investors. The administrative law judge found, however, that the evidence was insufficient to prove that E*TRADE Securities LLC engaged in a practice of recommending unsuitable investments to Colorado investors. The initial decision was not an effective or final order, and both parties filed exceptions to the initial decision which are pending before the Securities Commissioner. On October 19, 2011, E*TRADE Securities LLC and the Colorado Division of Securities reached an agreement in principle to settle the Colorado proceeding whereby E*TRADE Securities LLC will offer to purchase auction rate securities held by Colorado customers who found themselves unable to sell their securities after those securities had been frozen in the broader auction rate securities market. The agreement in principle also includes an agreement with the North American Securities Administrators Association whereby E*TRADE Securities LLC will offer to purchase auction rate securities purchased through E*TRADE Securities LLC on a nationwide basis and pay a $5 million penalty. The parties are finalizing the settlement agreement. As of September 30, 2011, the total amount of auction rate securities held by Colorado customers was approximately $3.4 million. The Company recorded a reserve of $55 million in the other operating expense line item of the consolidated statement of income (loss), which represents the Company’s estimate of the current fair value relative to par value of auction rate securities held by E*TRADE Securities LLC customers, as well as former customers who purchased auction rate securities through E*TRADE Securities LLC and are covered by the agreement in principle, and includes penalties and other estimated settlement costs.

On August 24, 2010, the South Carolina Securities Division filed an administrative complaint before the Securities Commissioner of South Carolina against E*TRADE Securities LLC based upon purchases of auction rate securities through E*TRADE Securities LLC by South Carolina residents. The complaint sought to suspend the South Carolina broker-dealer license of E*TRADE Securities LLC until South Carolina customers who purchased auction rate securities through E*TRADE Securities LLC and who wished to liquidate those positions were able to do so, and sought a fine not to exceed $10,000 for each potential violation of South Carolina statutes or rules. On March 25, 2011, E*TRADE Securities LLC, without admitting or denying the underlying allegations, findings or conclusions, resolved the South Carolina administrative action by entering into a consent order (“South Carolina Order”), pursuant to which E*TRADE Securities LLC agreed to pay a $10,000 civil penalty and to reimburse the South Carolina Securities Division’s investigative costs of $2,500. As of September 30, 2011, no existing South Carolina customers held any auction rate securities.

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

Loans

The Company provides access to real estate loans for its customers through a third party company. The Company structured this arrangement to minimize the assumption of any of the typical risks commonly associated with mortgage lending. The third party company providing this product performs all processing and underwriting of these loans. Shortly after closing, the third party company purchases the loans from the Company and is responsible for the credit risk associated with these loans. The Company had $39.8 million in commitments to originate loans, $3.2 million in commitments to sell loans and no commitments to purchase loans at September 30, 2011.

Securities, Unused Lines of Credit and Certificates of Deposit

At September 30, 2011, the Company had commitments to purchase $0.6 billion in securities and no commitments to sell securities. In addition, the Company had approximately $0.2 billion of certificates of deposit scheduled to mature in less than one year and $0.8 billion of unfunded commitments to extend credit.

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

During the 30-year period prior to the redemption of the trust preferred securities, ETBH guarantees the accrued and unpaid distributions on these securities, as well as the redemption price of the securities and certain costs that may be incurred in liquidating, terminating or dissolving the trusts (all of which would otherwise be payable by the trusts). At September 30, 2011, management estimated that the maximum potential liability under this arrangement is equal to approximately $436.7 million or the total face value of these securities plus dividends, which may be unpaid at the termination of the trust arrangement.

NOTE 15—SEGMENT INFORMATION

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

The Company evaluates the performance of its segments based on the segment’s income (loss) before income taxes. Financial information for the Company’s reportable segments is presented in the following tables (dollars in thousands):

	Three Months Ended September 30, 2011
	Trading and Investing	Balance Sheet Management	Corporate/ Other	Total
Net operating interest income	$185,532	$120,042	$4	$305,578
Total non-interest income	177,371	24,328	(2)	201,697

Total net revenue	362,903	144,370	2	507,275
Provision for loan losses	—	98,384	—	98,384
Total operating expense	237,853	66,425	37,434	341,712

Income (loss) before other income (expense) and income taxes	125,050	(20,439)	(37,432)	67,179
Total other income (expense)	—	—	(44,239)	(44,239)

Income (loss) before income taxes	$125,050	$(20,439)	$(81,671)	22,940

Income tax benefit				(47,756)

Net income				$70,696

	Three Months Ended September 30, 2010
	Trading and Investing	Balance Sheet Management	Corporate/ Other	Total
Net operating interest income	$187,940	$110,989	$6	$298,935
Total non-interest income	148,237	42,255	(5)	190,487

Total net revenue	336,177	153,244	1	489,422
Provision for loan losses	—	151,983	—	151,983
Total operating expense	178,181	54,370	34,343	266,894

Income (loss) before other income (expense) and income taxes	157,996	(53,109)	(34,342)	70,545
Total other income (expense)	—	—	(35,001)	(35,001)

Income (loss) before income taxes	$157,996	$(53,109)	$(69,343)	35,544

Income tax expense				27,140

Net income				$8,404

	Nine Months Ended September 30, 2011
	Trading and Investing	Balance Sheet Management	Corporate/ Other	Total
Net operating interest income	$566,136	$364,549	$16	$930,701
Total non-interest income	546,704	84,229	(45)	630,888

Total net revenue	1,112,840	448,778	(29)	1,561,589
Provision for loan losses	—	317,578	—	317,578
Total operating expense	633,061	178,155	119,428	930,644

Income (loss) before other income (expense) and income taxes	479,779	(46,955)	(119,457)	313,367
Total other income (expense)	—	—	(128,855)	(128,855)

Income (loss) before income taxes	$479,779	$(46,955)	$(248,312)	184,512

Income tax expense				21,465

Net income				$163,047

	Nine Months Ended September 30, 2010
	Trading and Investing	Balance Sheet Management	Corporate/ Other	Total
Net operating interest income	$574,006	$347,335	$18	$921,359
Total non-interest income	533,723	104,882	(38)	638,567

Total net revenue	1,107,729	452,217	(20)	1,559,926
Provision for loan losses	—	585,628	—	585,628
Total operating expense	560,646	159,335	117,910	837,891

Income (loss) before other income (expense) and income taxes	547,083	(292,746)	(117,930)	136,407
Total other income (expense)	—	—	(114,533)	(114,533)

Income (loss) before income taxes	$547,083	$(292,746)	$(232,463)	21,874

Income tax expense				26,231

Net loss				$(4,357)

Segment Assets

	Trading and Investing	Balance Sheet Management	Corporate/ Other	Total
As of September 30, 2011	$9,668,888	$35,720,937	$1,134,833	$46,524,658
As of December 31, 2010	$9,049,333	$36,118,175	$1,205,493	$46,373,001

NOTE 16—SUBSEQUENT EVENT

On October 31, 2011, the Company agreed to settle outstanding mortgage repurchase demands with a third party loan originator that resulted in a $43 million net recovery, primarily related to prior loan losses, which will be recorded in the fourth quarter of 2011.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (“Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report, have concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

(b)	Our Chief Executive Officer and our Chief Financial Officer have evaluated the changes to the Company’s internal control over financial reporting that occurred during our last fiscal quarter ended September 30, 2011, as required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15, and have concluded that there were no such changes that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On October 27, 2000, Ajaxo, Inc. (“Ajaxo”) filed a complaint in the Superior Court for the State of California, County of Santa Clara. Ajaxo sought damages and certain non-monetary relief for the Company’s alleged breach of a non-disclosure agreement with Ajaxo pertaining to certain wireless technology that Ajaxo offered the Company as well as damages and other relief against the Company for their alleged misappropriation of Ajaxo’s trade secrets. Following a jury trial, a judgment was entered in 2003 in favor of Ajaxo against the Company for $1.3 million for breach of the Ajaxo non-disclosure agreement. Although the jury found in favor of Ajaxo on its claim against the Company for misappropriation of trade secrets, the trial court subsequently denied Ajaxo’s requests for additional damages and relief. On December 21, 2005, the California Court of Appeal affirmed the above-described award against the Company for breach of the nondisclosure agreement but remanded the case to the trial court for the limited purpose of determining what, if any, additional damages Ajaxo may be entitled to as a result of the jury’s previous finding in favor of Ajaxo on its claim against the Company for misappropriation of trade secrets. Although the Company paid Ajaxo the full amount due on the above-described judgment, the case was remanded back to the trial court, and on May 30, 2008, a jury returned a verdict in favor of the Company denying all claims raised and demands for damages against the Company. Following the trial court’s filing of entry of judgment in favor of the Company on September 5, 2008, Ajaxo filed post-trial motions for vacating this entry of judgment and requesting a new trial. By order dated November 4, 2008, the trial court denied these motions. On December 2, 2008, Ajaxo filed a notice of appeal with the Court of Appeal of the State of California for the Sixth District. Oral argument on the appeal was heard on July 15, 2010. On August 30, 2010, the Court of Appeal affirmed the trial court’s verdict in part and reversed the verdict in part, remanding the case. E*TRADE petitioned the Supreme Court of California for review of the Court of Appeal decision. On December 16, 2010, the California Supreme Court denied the Company’s petition for review and remanded for further proceedings to the trial court. On September 20, 2011, the trial court granted limited discovery and will set a motion schedule and trial date at a conference on November 4, 2011. The Company will continue to defend itself vigorously.

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

On April 2, 2008, a class action complaint alleging violations of the federal securities laws was filed by John W. Oughtred on his own behalf and on behalf of all others similarly situated in the United States District Court for the Southern District of New York against the Company. Plaintiff contends, among other things, that the Company committed various sales practice violations in the sale of certain auction rate securities to investors between April 2, 2003, and February 13, 2008 by allegedly misrepresenting that these securities were highly liquid and safe investments for short term investing. On December 18, 2008, plaintiffs filed their first amended class action complaint. Defendants filed their pending motion to dismiss plaintiffs’ amended complaint on February 5, 2009, and briefing on defendants’ motion to dismiss was completed on April 15, 2009. Plaintiffs seek to recover damages in an amount to be proven at trial, or, in the alternative, rescission of auction rate securities purchases, plus interest and attorney’s fees and costs. On March 18, 2010, the District Court dismissed the complaint without prejudice. On April 22, 2010, Plaintiffs amended their complaint. The Company has moved to dismiss the amended complaint. By an Order dated March 31, 2011, the Court granted E*TRADE’s motion and dismissed the action with prejudice. On May 2, 2011, Plaintiffs filed a Notice of Appeal to the U.S. Court of Appeals for the Second Circuit. Plaintiffs filed their brief on August 12, 2011. The Company’s response brief was filed October 26, 2011. Oral argument has not yet been scheduled.

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

On February 3, 2010, a class action complaint was filed in the United States District Court for the Northern District of California against E*TRADE Securities LLC by Joseph Roling on his own behalf and on behalf of all others similarly situated. The lead plaintiff alleges that E*TRADE Securities LLC unlawfully charged and collected certain account activity fees from its customers. Claimant, on behalf of himself and the putative class, asserts breach of contract, unjust enrichment and violation of California Civil Code Section 1671 and seeks equitable and injunctive relief for alleged illegal, unfair and fraudulent practices under California’s Unfair Competition Law, California Business and Professional Code Section 17200 et seq. The plaintiff seeks, among other things, certification of the class action on behalf of alleged similarly situated plaintiffs, unspecified damages and restitution of amounts allegedly wrongfully collected by E*TRADE Securities LLC, attorney’s fees and expenses and injunctive relief. The Company moved to transfer venue on the case to the Southern District of New York; that motion was denied. The Court granted E*TRADE’s motion to dismiss in part and denied the motion to dismiss in part. The Court bifurcated discovery to permit initial discovery on individual claims and class certification. Discovery on the merits will not commence until a class can be certified; the Court has set a date in 2012 for conclusion of discovery. The Company intends to vigorously defend itself against the claims raised in this action.

On July 21, 2010, the Colorado Division of Securities filed an administrative complaint in the Colorado Office of Administrative Courts against E*TRADE Securities LLC based upon purchases of auction rate securities through E*TRADE Securities LLC by Colorado residents. The complaint sought to revoke, suspend, or otherwise impose conditions upon the Colorado broker-dealer license of E*TRADE Securities LLC. On August 12, 2011, a Colorado administrative law judge issued an initial decision finding that E*TRADE Securities LLC violated the Colorado Securities Act by misrepresenting facts in connection with sales of auction rate preferred securities to Colorado investors and by failing to supervise adequately its financial advisers who sold auction rate preferred securities to Colorado investors. The administrative law judge found, however, that the evidence was insufficient to prove that E*TRADE Securities LLC engaged in a practice of recommending unsuitable investments to Colorado investors. The initial decision was not an effective or final order, and both parties filed exceptions to the initial decision which are pending before the Securities Commissioner. On October 19, 2011, E*TRADE Securities LLC and the Colorado Division of Securities reached an agreement in principle to settle the Colorado proceeding whereby E*TRADE Securities LLC will offer to purchase auction rate securities held by Colorado customers who found themselves unable to sell their securities after those securities had been frozen in the broader auction rate securities market. The agreement in principle also includes an agreement with the North American Securities Administrators Association whereby E*TRADE Securities LLC will offer to purchase auction rate securities purchased through E*TRADE Securities LLC on a nationwide basis and pay a $5 million penalty. The parties are finalizing the settlement agreement. As of September 30, 2011, the total amount of auction rate securities held by Colorado customers was approximately $3.4 million.

The Company recorded a reserve of $55 million in the other operating expense line item of the consolidated statement of income (loss), which represents the Company’s estimate of the current fair value relative to par value of auction rate securities held by E*TRADE Securities LLC customers, as well as former customers who purchased auction rate securities through E*TRADE Securities LLC and are covered by the agreement in principle, and includes penalties and other estimated settlement costs.

On August 24, 2010, the South Carolina Securities Division filed an administrative complaint before the Securities Commissioner of South Carolina against E*TRADE Securities LLC based upon purchases of auction rate securities through E*TRADE Securities LLC by South Carolina residents. The complaint sought to suspend the South Carolina broker-dealer license of E*TRADE Securities LLC until South Carolina customers who purchased auction rate securities through E*TRADE Securities LLC and who wished to liquidate those positions were able to do so, and sought a fine not to exceed $10,000 for each potential violation of South Carolina statutes or rules. On March 25, 2011, E*TRADE Securities LLC, without admitting or denying the underlying allegations, findings or conclusions, resolved the South Carolina administrative action by entering into a consent order (“South Carolina Order”), pursuant to which E*TRADE Securities LLC agreed to pay a $10,000 civil penalty and to reimburse the South Carolina Securities Division’s investigative costs of $2,500. As of September 30, 2011, no existing South Carolina customers held any auction rate securities.

On May 16, 2011, Droplets Inc., the holder of two patents pertaining to user interface servers, filed a complaint in the U.S. District Court for the Eastern District of Texas against E*TRADE Financial Corporation, E*TRADE Securities LLC, E*TRADE Bank N.A. and multiple other unaffiliated financial services firms. Plaintiff contends that the defendants engaged in patent infringement under federal law. Plaintiff seeks unspecified damages and an injunction against future infringements, plus royalties, costs, interest and attorney’s fees. On September 30, 2011, the Company and several co-defendants filed a motion to transfer the case to the Southern District of New York. The Company will defend itself vigorously in this matter.

Several cases have been filed nationwide involving the April 2007 leveraged buyout (“LBO”) of the Tribune Company (“Tribune”) by Sam Zell, and the subsequent bankruptcy of Tribune. In William Niese et al. v. A.G. Edwards et al., in Superior Court of Delaware, New Castle County, former Tribune employees and retirees claimed that Tribune was actually insolvent at the time of the LBO and that the LBO constituted a fraudulent transaction that depleted the plaintiffs’ retirement plans, rendering them worthless. E*TRADE Clearing LLC, along with numerous other financial institutions, is a named defendant, but has not been served with process. One of the defendants removed the action to federal district court in Delaware on July 1, 2011. In Deutsche Bank Trust Company Americas et al. v. Adaly Opportunity Fund et al., filed in the Supreme Court of New York, New York County on June 3, 2011, the Trustees of certain notes issued by Tribune, allege wrongdoing in connection with the LBO. In particular the Trustees claim that the LBO constituted a constructive fraudulent transfer under various state laws. E*TRADE Capital Markets, LLC, along with numerous other financial institutions, is a named defendant. There have been several motions filed by various parties to transfer venue and to consolidate these actions. The Company’s time to answer or otherwise respond to the complaint has been stayed pending further orders of Court. The Company will defend itself vigorously in these matters.

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

On October 31, 2011, the Company agreed to settle outstanding mortgage repurchase demands with a third party loan originator that resulted in a $43 million net recovery, primarily related to prior loan losses, which will be recorded in the fourth quarter of 2011.

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

Dated: November 4, 2011

E*TRADE Financial Corporation (Registrant)

By	/S/ STEVEN J. FREIBERG
Steven J. Freiberg Chief Executive Officer (Principal Executive Officer)

By	/S/ MATTHEW J. AUDETTE
Matthew J. Audette Chief Financial Officer (Principal Financial and Accounting Officer)