Form 10-K
period 2011-12-31
E TRADE FINANCIAL Corp
filed 2012-02-23
CIK 1015780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

(646) 521-4300

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	The NASDAQ Stock Market LLC NASDAQ Global Select Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

At June 30, 2011, the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $3.0 billion (based upon the closing price per share of the registrant’s common stock as reported by the NASDAQ Global Select Market on that date). Shares of common stock held by each officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of February 17, 2012, there were 285,676,649 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the definitive Proxy Statement related to the Company’s 2012 Annual Meeting of Shareholders, to be filed hereafter (incorporated into Part III hereof).

E*TRADE FINANCIAL CORPORATION

FORM 10-K ANNUAL REPORT

For the Year Ended December 31, 2011

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

OVERVIEW

E*TRADE Financial Corporation is a financial services company that provides online brokerage and related products and services primarily to individual retail investors under the brand “E*TRADE Financial.” Our primary focus is to profitably grow our online brokerage business, which includes our self-directed trading and investing customers. We also provide investor-focused banking products, primarily sweep deposits and savings products, to retail investors. Our competitive strategy is to attract and retain customers by emphasizing value beyond price, ease of use and innovation, with delivery of our products and services primarily through online and technology-intensive channels.

Our corporate offices are located at 1271 Avenue of the Americas, 14th Floor, New York, New York 10020. We were incorporated in California in 1982 and reincorporated in Delaware in July 1996. We have approximately 3,200 employees. We operate directly and through numerous subsidiaries many of which are overseen by governmental and self-regulatory organizations. Our most significant subsidiaries are described below:

•

E*TRADE Bank is a federally chartered savings bank that provides investor-focused banking products to retail customers nationwide and deposit accounts insured by the Federal Deposit Insurance Corporation (“FDIC”);

•	E*TRADE Securities LLC is a registered broker-dealer and is a wholly-owned operating subsidiary of E*TRADE Bank. It is the primary provider of brokerage products and services to our customers;

•

E*TRADE Clearing LLC is the clearing firm for our brokerage subsidiaries and is a wholly-owned operating subsidiary of E*TRADE Bank. Its main purpose is to transfer securities from one party to another; and

•	E*TRADE Capital Markets, LLC is a registered broker-dealer and market maker.

A complete list of our subsidiaries can be found in Exhibit 21.1.

We provide services to customers in the U.S. through our website at www.etrade.com. In addition to our website, we also provide services through our network of customer service representatives, investment professionals and investment advisors. We also provide these services over the phone or in person through our 28 E*TRADE branches. Information on our website is not a part of this report.

STRATEGY

Our core business is our trading and investing customer franchise. Building on the strengths of this franchise, our growth strategy is focused on:

•

Strengthening our overall financial and franchise position. We are focused on strengthening our overall capital structure and continuing to mitigate credit losses in our loan portfolio. We are also focused on positioning the Company for future growth and maintaining disciplined expense management.

•

Improving our market position in our retail brokerage business. We plan to grow our customer base by continuing to increase our sales force, focus on long-term investing and develop innovative products and services.

•

Accelerating the growth of our corporate services and market making businesses. Our corporate services and market making businesses enhance our strategy by allowing us to realize additional economic benefit from our retail brokerage business.

•

Enhancing our position with long-term investors. We believe growing our investing and retirement products and services is key to our long term success. Our primary focus is to expand the reach of our brand along with the awareness of our products to this key customer segment.

•

Optimizing the value of our bank franchise. Our retail brokerage business generates a significant amount of customer cash and we plan to continue to utilize our bank to optimize the value of these customer deposits.

PRODUCTS AND SERVICES

We assess the performance of our business based on our segments, trading and investing and balance sheet management. We consider multiple factors, including the competitiveness of our pricing compared to similar products and services in the market, the overall profitability of our businesses and customer relationships when pricing our various products and services. We manage the performance of our business using various customer activity and financial metrics, including daily average revenue trades (“DARTs”), average commission per trade, margin receivables, end of period brokerage accounts, net new brokerage accounts, customer assets, net new brokerage assets, brokerage related cash, corporate cash, E*TRADE Financial Tier I leverage and common ratios, E*TRADE Bank Tier I capital ratio, special mention loan delinquencies, allowance for loan losses, enterprise net interest spread and average enterprise interest-earning assets. Costs associated with certain functions that are centrally-managed are separately reported in a corporate/other category.

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

•

access to E*TRADE Mobile, which allows customers to securely trade stocks and options, monitor real-time investment, market and account information and transfer funds between accounts via iPhone®, iPad®, AndroidTM or BlackBerry® smartphone;

•

use of Power E*TRADE Pro, our desktop trading software for qualified active traders, which provides customers with customization capabilities, an expanded feature set and more news and information, plus live streaming news via CNBC TV;

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

•

access to international equities in Canada, France, Germany, Hong Kong, Japan and the United Kingdom and foreign currencies, including the Canadian dollar, Euro, Hong Kong dollar, Yen and Sterling; and

•

research and trading idea generation tools that assist customers with identifying investment opportunities including Analyst and Technical research, Consensus Ratings, and market commentary from Morningstar, Dreyfus and BondDesk Group.

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

•

retirement planning resources including Retirement QuickPlan, an easy-to-use, four-step calculator that provides a customized action plan to help customers get on track with personal retirement savings goals, and access to Chartered Retirement Planning CounselorsSM who can provide customers with one-on-one portfolio recommendations and personalized plans;

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

•	no fee and no minimum individual retirement accounts; plus, Rollover Specialists to guide customers through the rollover process;

•	access to more than 1,000 non-proprietary exchange-traded funds and over 8,000 non-proprietary mutual funds;

•	investing and trading educational services via online videos, web seminars and web tutorials; and

•	FDIC insured deposit accounts, including checking, savings and money market accounts.

Corporate Services

We offer software and services for managing equity compensation plans for corporate customers. Our Equity Edge platform facilitates the management of employee option plans, employee stock purchase plans and restricted stock plans, including necessary accounting and reporting functions. This is a product of the trading and investing segment since it serves as an introduction to E*TRADE for many employees of our corporate customers who conduct equity option and restricted stock transactions, with our goal being that these individuals will also use our other products and services. Our corporate services business received top ratings in overall satisfaction and loyalty among broker plan administrators by Group Five, an independent consulting and research firm, in its 2011 Stock Plan Administration Benchmarking Study.

Market Making

Our trading and investing segment also includes market making activities which match buyers and sellers of securities from our retail brokerage business and unrelated third parties. As a market maker, we take positions in securities and function as a wholesale trader by combining trading lots to match buyers and sellers of securities. Trading gains and losses result from these activities. Our revenues are influenced by overall trading volumes, trade mix and the number of stocks for which we act as a market maker and the trading volumes and volatility of those specific stocks.

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

For additional statistical information regarding products and customers, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) beginning on page 29. Three years of segment financial performance and data can be found in the MD&A beginning on page 46 and in Note 22—Segment Information of Item 8. Financial Statements and Supplementary Data beginning on page 161.

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

TECHNOLOGY

We believe our focus on being a technological leader in the financial services industry enhances our competitive position. This focus allows us to deploy a secure, scalable technology and back office platform that promotes innovative product development and delivery. We continued to increase our investments in these critical platforms in 2011, helping to drive significant efficiencies as well as enhancing our service and operational support capabilities. Our technology platform also enabled us to deliver trading and investing functionality with the introduction of Open API, mobile offerings across new devices and the Equity Edge Online platform.

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

The financial services industry has become more concentrated as companies involved in a broad range of financial services have been acquired, merged or have declared bankruptcy. During the past four years, this trend accelerated considerably as a significant number of U.S. financial institutions consolidated, were forced to merge, or received substantial government assistance. We believe we can continue to attract customers by appealing to retail investors by providing them with easy to use and innovative financial products and services.

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

Our regulators, rulemaking agencies and primary securities exchanges in the U.S. include, among others, the Securities and Exchange Commission (“SEC”), the Financial Industry Regulatory Authority (“FINRA”), the New York Stock Exchange (“NYSE”), the National Association of Securities Dealers Automated Quotations (“NASDAQ”), the FDIC, the Federal Reserve, the Municipal Securities Rulemaking Board, the Office of the Comptroller of the Currency (“OCC”) and the Consumer Financial Protection Bureau (“CFPB”).

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

For customer privacy and information security, under the rules of the Gramm-Leach-Bliley Act of 1999, our brokerage and banking entities are required to disclose their privacy policies and practices related to sharing customer information with affiliates and non-affiliates. The rules also give customers the ability to “optout” of having non-public information disclosed to third parties or receiving marketing solicitations from affiliates and non-affiliates based on non-public information received from our brokerage and banking entities.

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

Banking Regulation

Our banking entities are subject to regulation, supervision and examination for safety and soundness by the OCC, the Federal Reserve, the FDIC and by the CFPB for compliance with federal consumer finance laws. Such regulation covers all aspects of the banking business, including lending practices, safeguarding deposits, customer privacy and information security, capital structure, transactions with affiliates and conduct and qualifications of personnel.

Each of our banking entities has deposits insured by the FDIC and pays quarterly assessments to the Deposit Insurance Fund (“DIF”), maintained by the FDIC, to pay for this insurance coverage. As of April 1, 2011, the assessment base for insured depository institutions was changed from domestic deposits, with some adjustments, to average consolidated total assets minus average tangible equity. The FDIC also changed its methodology for calculating the assessment rate for E*TRADE Bank and other large and highly complex depository institutions. The new risk-based assessment utilizes a scorecard method for calculating a large depository institution’s assessment rate based on a number of factors, including the institution’s CAMELS ratings, asset quality and brokered deposits. The FDIC will continue to assess the changes to the assessment rates at least annually.

Financial Regulatory Reform Legislation and Basel III Accords

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) was signed into law on July 21, 2010 and includes comprehensive changes to the financial services industry. Under the Dodd-Frank Act, our primary federal bank regulator, the Office of Thrift Supervision (“OTS”), was abolished in July 2011. The OTS’ regulatory oversight responsibilities for the thrifts and parent company were transferred to the OCC and Federal Reserve, respectively. In addition, the CFPB will oversee compliance by the Company with federal consumer finance laws. Although the Dodd-Frank Act maintains the federal thrift charter, and retains the previous lending and investment limitations for thrifts, it eliminates certain benefits of the charter. The Dodd-Frank Act also requires all companies, including savings and loan holding companies, that directly or indirectly control an insured depository institution to serve as a source of strength for the institution.

The Dodd-Frank Act requires various federal agencies to adopt a broad range of new rules and regulations, the details, substance and impact of which may not be known for months or years. However, the implementation of holding company capital requirements will impact us as the parent company was not previously subject to capital requirements. We believe the requirements are an important measure of our capital strength and we are monitoring these requirements internally, using the current capital ratios that apply to bank holding companies, as the requirements are expected to become effective by July 2015. We are currently in compliance with the current capital requirements that apply to bank holding companies, and we have no plans to raise additional capital as a result of this new law.

The current risk-based capital guidelines that apply to E*TRADE Bank are based upon the 1988 capital accords of the International Basel Committee on Banking Supervision (“BCBS”), a committee of central banks and bank supervisors, as implemented by the U.S. federal banking agencies, including the OCC, commonly known as Basel I. In September, 2010, the Group of Governors and Heads of Supervision, the oversight body of the BCBS, announced agreement on the calibration and phase-in arrangements for a strengthened set of capital and liquidity requirements, known as the Basel III Accords. The final Basel III Accords were released in December, 2010 and are subject to individual adoption by member nations, including the U.S., beginning January 1, 2013. The Basel III Accords are intended to strengthen the prudential standards for large and internationally active banks; however, they may impact how the U.S. regulators implement the Dodd-Frank Act for other banking institutions, including the possibility of higher capital and liquidity requirements. The full impact of the Basel III Accords on the regulatory requirements to which we will be subject is currently unclear, and will remain unknown for at least some time until implementing capital regulations are proposed and adopted. It is currently anticipated that U.S. banking regulators will propose regulations to implement the Basel III Accords in the first quarter of 2012. We will continue to monitor the ongoing rule-making process to assess both the timing and the impact of the Dodd-Frank Act and Basel III Accords on our business.

For additional regulatory information on our brokerage and banking regulations, see Note 19—Regulatory Requirements of Item 8. Financial Statements and Supplementary Data beginning on page 154.

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

We incurred net losses of $28.5 million and $1.3 billion for the years ended December 31, 2010 and 2009, respectively. These losses were due primarily to the credit losses in our loan portfolio and, in 2009, the loss on the Debt Exchange in which $1.7 billion aggregate principal amount of interest-bearing debt was exchanged for an equal principal amount of non-interest-bearing convertible debentures. Although we have taken a significant number of steps to reduce our credit exposure and reported net income of $156.7 million for the year ended December 31, 2011, we likely will continue to suffer credit losses in 2012. In late 2007, we experienced a substantial diminution of customer assets and accounts as a result of customer concerns regarding our credit related exposures. While we were able to stabilize our retail franchise during the ensuing period, it could take additional time to fully mitigate the credit issues in our loan portfolio, which could result in a return to a net loss position.

We will continue to experience losses in our mortgage loan portfolio.

At December 31, 2011, the principal balance of our home equity loan portfolio was $5.3 billion and the allowance for loan losses for this portfolio was $463.3 million. At December 31, 2011, the principal balance of our one- to four-family loan portfolio was $6.6 billion and the allowance for loan losses for this portfolio was $314.2 million. Although the provision for loan losses has improved in recent periods, performance is subject to variability in any given quarter and we cannot state with certainty that the declining loan loss trend will continue. In particular, a significant portion of our mortgage loan portfolio is secured by properties worth less than the outstanding balance of loans secured by such properties. There can be no assurance that our allowance for loan losses will be adequate if the residential real estate and credit markets deteriorate beyond our expectations. In addition, as the OCC conducts its first cycle of examinations since succeeding to the OTS as our bank’s primary federal banking supervisor, its views of our loan-related programs and practices that were designed in accordance with guidance from the OTS may differ from the views previously taken by the OTS and may result in our making changes to such programs and practices. We may be required under such circumstances to further increase our allowance for loan losses, which could have an adverse effect on our regulatory capital position and our results of operations in future periods.

The carrying value of our home equity and one- to four-family loan portfolios was $4.9 billion and $6.3 billion, respectively, at December 31, 2011. Our home equity and one- to four-family loan portfolios are held on the consolidated balance sheet at carrying value because they are classified as held for investment, which indicates that we have the intent and ability to hold them for the foreseeable future or until maturity. The fair value of our home equity and one- to four-family loan portfolios was estimated to be $4.3 billion and $5.7 billion, respectively, at December 31, 2011, in accordance with the fair value measurements accounting guidance, as disclosed in Note 4—Fair Value Disclosures of Item 8. Financial Statements and Supplementary Data on page 113. The fair value of our home equity and one- to four-family loan portfolios was estimated using a modeling technique that discounted future cash flows based on estimated principal and interest payments over the life of the loans, including expected losses and prepayments. There was limited or no observable market data for our home equity and one- to four-family loan portfolios. Given the limited market data, the fair value measurements cannot be determined with precision and the amount that would be realized in a forced liquidation, an actual sale or immediate settlement could be significantly lower than both the carrying value and the estimated fair value of the portfolio. In addition, changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results of current or future fair value estimates.

Certain characteristics of our mortgage loan portfolio indicate an increased risk of loss. For example, at December 31, 2011:

•	approximately 50% and 60% of the one- to four-family and home equity loan portfolios, respectively, had a current LTV/CLTV of greater than 100%;

•	approximately 57% and 49% of the one- to four-family and home equity loan portfolios, respectively, were originated with low or no documentation;

•	borrowers with current FICO scores less than 700 consisted of approximately 37% and 38% of the one- to four-family and home equity loan portfolios, respectively; and

•	approximately 82% and 88% of the one- to four-family and home equity loan portfolios, respectively, were purchased from a third party.

The foregoing factors are among the key items we track to predict and monitor credit risk in our mortgage portfolio, together with loan type, housing prices, loan vintage and geographic location of the underlying property. We believe the relative importance of these factors varies, depending upon economic conditions.

Home equity loans have certain characteristics that result in higher risk than first lien, amortizing one- to four-family loans.

Approximately 85% of the home equity loan portfolio consists of second lien loans on residential real estate properties. The average estimated current CLTV on our home equity loan portfolio was 112% as of December 31, 2011. We hold both the first and second lien positions in less than 1% of the home equity loan portfolio, exposing us to risk associated with the actions and inactions of the first lien lender. We do not directly service any of our loans and as a result, we rely on third party vendors and servicers to provide information on our loan portfolio. We monitor our borrowers by refreshing FICO scores and CLTV information on a quarterly basis. We do not receive complete data on the first lien positions of second lien home equity loans. In addition, we rely on third party servicers to provide payment information on home equity loans, including which borrowers are paying only the minimum amount due. We have incomplete information regarding the number of borrowers paying only the minimum amounts, which impacts our ability to accurately report on whether borrowers are repaying any principal during the draw period across the aggregate portfolio.

Home equity lines of credit convert to amortizing loans at the end of the draw period, which ranges from 60 months to 120 months. At December 31, 2011, the vast majority of the home equity line of credit portfolio had not converted from the interest-only draw period to an amortizing loan. In addition, approximately 79% of the home equity line of credit portfolio will not begin amortizing until after 2014. As a result, we do not yet have sufficient data relating to loan default and delinquency of amortizing home equity lines of credit to determine if the performance is different than the trends observed for home equity lines of credit in an interest-only draw period.

We could experience significant losses on other securities held on the balance sheet.

At December 31, 2011, we held $422.6 million in amortized cost of non-agency collateralized mortgage obligations (“CMO”) on our consolidated balance sheet. We incurred net impairment charges of $14.9 million during 2011, which was a result of the deterioration in the expected credit performance of the underlying loans in the securities. If the credit quality of these securities further deteriorates, we may incur additional impairment charges which would have an adverse effect on our regulatory capital position and our results of operations in future periods.

Loss of customers and assets could destabilize the Company or result in lower revenues in future periods.

During November 2007, well-publicized concerns about E*TRADE Bank’s holdings of asset-backed securities led to widespread concerns about our continued viability. From the beginning of this crisis through December 31, 2007, when the situation stabilized, customers withdrew approximately $5.6 billion of net cash and approximately $12.2 billion of net assets from our bank and brokerage businesses. Many of the accounts that were closed belonged to sophisticated and active customers with large cash and securities balances. While we were able to stabilize our retail franchise, concerns about our viability may recur, which could lead to destabilization and asset and customer attrition. If such destabilization should occur, there can be no assurance that we will be able to successfully rebuild our franchise by reclaiming customers and growing assets. If we are unable to sustain or, if necessary, rebuild our franchise, in future periods our revenues will be lower and our losses will be greater than we have experienced.

We have a large amount of debt.

We have issued a substantial amount of high-yield debt, with restrictive financial and other covenants and our expected annual interest cash outlay is approximately $165 million. Our ratio of debt (our corporate debt) to equity (expressed as a percentage) was 30% at December 31, 2011. The degree to which we are leveraged could have important consequences, including: 1) a substantial portion of our cash flow from operations is dedicated to the payment of principal and interest on our indebtedness, thereby reducing the funds available for other purposes; 2) our ability to obtain additional financing for working capital, capital expenditures, acquisitions and other corporate needs is significantly limited; and 3) our substantial leverage may place us at a competitive disadvantage, hinder our ability to adjust rapidly to changing market conditions and make us more vulnerable in the event of a further downturn in general economic conditions or our business. In addition, a significant reduction in revenues could have a material adverse effect on our ability to meet our debt obligations.

In June 2011, we granted a security interest to the holders of the 2017 Notes and the 2019 Notes pursuant to the terms of the applicable indentures. Under the applicable indentures, the security interest is limited to $300 million of property and assets owned by certain unregulated subsidiaries. The security interest granted was secured by collateral significantly less in value than $300 million. Also in June 2011, certain of our subsidiaries issued guarantees on each outstanding series of senior notes and 2019 Notes. E*TRADE Bank and E*TRADE Securities LLC, among others, did not issue such guarantees.

We conduct all of our operations through subsidiaries and have no revenue sources other than dividends from our subsidiaries, which are subject to advance regulatory approval in the case of our most significant subsidiaries.

We depend on dividends, distributions and other payments from our subsidiaries to fund payments on our obligations, including our debt obligations. Regulatory and other legal restrictions limit our ability to transfer funds to or from our subsidiaries. In addition, many of our subsidiaries are subject to laws and regulations that authorize regulatory bodies to block or reduce the flow of funds to us, or that prohibit such transfers altogether in certain circumstances. These laws and regulations may hinder our ability to access funds that we may need to make payments on our obligations, including our debt obligations. The majority of our capital is invested in our banking subsidiary E*TRADE Bank, which may not pay dividends to us without approval from the OCC and the Federal Reserve. Our primary brokerage subsidiaries, E*TRADE Securities LLC and E*TRADE Clearing LLC, are both subsidiaries of E*TRADE Bank; therefore, the OCC, together with the Federal Reserve, controls our ability to receive dividend payments from our brokerage business as well. Furthermore, even if we receive the approval of the OCC and the Federal Reserve to receive dividend payments from our brokerage business, in the event of our bankruptcy or liquidation or E*TRADE Bank’s receivership, we would not be entitled to receive any cash or other property or assets from our subsidiaries (including E*TRADE Bank, E*TRADE Clearing LLC and E*TRADE Securities LLC) until those subsidiaries pay in full their respective creditors, including customers of those subsidiaries and, as applicable, the FDIC and the Securities Investor Protection Corporation.

From late 2009 through mid-2011, we requested and received the approval of the OTS, our then primary bank regulator to permit E*TRADE Bank to pay quarterly dividends to the Company. The dividends approved by the OTS had been equal to the profits from the previous quarter of E*TRADE Securities LLC. We believe our former regulator, the OTS, viewed these dividend requests as distinct from a more comprehensive request to release a portion of E*TRADE Bank’s excess capital. During the third quarter of 2011, we transitioned regulators from the OTS to the OCC and the Federal Reserve. We believe our new regulators would subject all dividend requests to an equal level of scrutiny; therefore rather than request a dividend from E*TRADE Bank in an amount equal to the profits of E*TRADE Securities LLC in the prior quarter, we believe the best path for our shareholders is to work on a comprehensive dividend plan that efficiently distributes capital among our regulated entities and parent company. We are in dialogue with our regulators regarding our ability to implement a comprehensive dividend plan and we expect to complete that dialogue by the end of 2012. Following the completion of that dialogue, we expect to have a better understanding of the timing of any future dividends; however, we cannot predict the likelihood or the timing of regulatory approval for any such dividends.

We are subject to investigations and lawsuits as a result of our losses from mortgage loans and asset-backed securities.

In 2007, we recognized an increased provision expense totaling $640 million and asset losses and impairments of $2.45 billion, including the sale of our asset-backed securities portfolio to Citadel. As a result, various plaintiffs filed class actions and derivative lawsuits, which were subsequently consolidated into one class action and one derivative lawsuit, alleging disclosure violations regarding our home equity, mortgage and securities portfolios during 2007. In addition, the SEC initiated an informal inquiry into matters related to our loan and securities portfolios. While we have entered into a memorandum of understanding to settle the consolidated class action lawsuit, the settlement is subject to Court approval and has not yet been finalized. The continued defense of these matters and the finalization of the terms of the settlement with the plaintiffs in the consolidated class action have entailed and will continue to entail considerable cost and may be time consuming for our management. Unfavorable outcomes in any of these matters, including the consolidated class action if the settlement is not finalized on the terms anticipated or does not obtain the requisite approval of the Court, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

We permit certain customers to purchase securities on margin. A downturn in securities markets may impact the value of collateral held in connection with margin receivables and may reduce its value below the amount borrowed, potentially creating collections issues with our margin receivables. In addition, we frequently borrow securities from and lend securities to other broker-dealers. Under regulatory guidelines, when we borrow or lend securities, we must simultaneously disburse or receive cash deposits. A sharp change in security market values may result in losses if counterparties to the borrowing and lending transactions fail to honor their commitments.

We may be unsuccessful in managing the effects of changes in interest rates and the enterprise interest-earning assets in our portfolio.

Net operating interest income is an important source of our revenue. Our results of operations depend, in part, on our level of net operating interest income and our effective management of the impact of changing interest rates and varying asset and liability maturities. Our ability to manage interest rate risk could impact our financial condition. We use derivatives to help manage interest rate risk. However, the derivatives we utilize may not be completely effective at managing this risk and changes in market interest rates and the yield curve could reduce the value of our financial assets and reduce net operating interest income. The lower interest rate environment in recent years has compressed our net interest spread, and given the continued challenges of the current interest rate environment, our net interest spread could average less than 2.50% for the year ending December 31, 2012. Among other items, we periodically enter into repurchase agreements to support the funding and liquidity requirements of E*TRADE Bank. If we are unsuccessful in maintaining our relationships with counterparties, we could recognize substantial losses on the derivatives we utilized to hedge repurchase agreements.

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

Although we are currently constrained by the terms of our corporate debt and the memoranda of understanding we and E*TRADE Bank entered into with our primary banking regulators, we may seek to acquire businesses in the future. The assets of these businesses are primarily customer accounts. Our retention of customers’ assets may be impacted by our ability to successfully continue to integrate the acquired operations, products (including pricing) and personnel. Diversion of management attention from other business concerns could have a negative impact. If we are not successful in our integration efforts, we may experience significant attrition in the acquired accounts or experience other issues that would prevent us from achieving the level of revenue enhancements and cost savings that we expect with respect to an acquisition.

Risks associated with principal trading transactions could result in trading losses.

A majority of our market making revenues are derived from trading as a principal. We may incur trading losses relating to the purchase, sale or short sale of securities. We carry equity security positions on a daily basis and from time to time, we may carry large positions in securities of a single issuer or issuers engaged in a specific industry. Sudden changes in the value of these positions could impact our financial results.

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

We provide advisory services to investors to aid them in their decision making. Investment decisions and suggestions are based on publicly available documents and communications with investors regarding investment preferences and risk tolerances. Publicly available documents may be inaccurate and misleading, resulting in recommendations or transactions that are inconsistent with the investors’ intended results. In addition, advisors may not understand investor needs or risk tolerances, failures that may result in the recommendation or purchase of a portfolio of assets that may not be suitable for the investor. To the extent that we fail to know our customers or improperly advise them, we could be found liable for losses suffered by such customers, which could harm our reputation and business.

We have a significant deferred tax asset and cannot assure it will be fully realized.

We had net deferred tax assets of $1.6 billion as of December 31, 2011. We did not establish a valuation allowance against our federal net deferred tax assets as of December 31, 2011 as we believe that it is more likely than not that all of these assets will be realized. In evaluating the need for a valuation allowance, we estimated future taxable income based on management approved forecasts. This process required significant judgment by management about matters that are by nature uncertain. If future events differ significantly from our current forecasts, a valuation allowance may need to be established, which could have a material adverse effect on our results of operations and our financial condition.

As a result of the Public Equity Offering, the Debt Exchange and related transactions in 2009, we believe that we experienced an “ownership change” for tax purposes that could cause us to permanently lose a significant portion of our U.S. federal and state deferred tax assets.

As a result of the Public Equity Offering, the Debt Exchange and related transactions in 2009, we believe that we experienced an “ownership change” as defined under Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”)(which is generally a greater than 50 percentage point increase by certain “5% shareholders” over a rolling three year period). Section 382 imposes an annual limitation on the utilization of deferred tax assets, such as net operating loss carry forwards and other tax attributes, once an ownership change has occurred. Depending on the size of the annual limitation (which is in part a function of our market capitalization at the time of the ownership change) and the remaining carry forward period of the tax assets (U.S. federal net operating losses generally may be carried forward for a period of 20 years), we could realize a permanent loss of a portion of our U.S. federal and state deferred tax assets and certain built-in losses that have not been recognized for tax purposes. We believe the tax ownership change will extend the period of time it will take to fully utilize our pre-ownership change net operating losses (“NOLs”), but will not limit the total amount of pre-ownership change NOLs we can utilize. This is a complex analysis and requires the Company to make certain judgments in determining the annual limitation. As a result, it is possible that we could ultimately lose a significant portion of our deferred tax assets, which could have a material adverse effect on our results of operations and financial condition.

Risks Relating to the Regulation of Our Business

We are subject to extensive government regulation, including banking and securities rules and regulations, which could restrict our business practices.

The securities and banking industries are subject to extensive regulation. All of our broker-dealer subsidiaries have to comply with many laws and rules, including rules relating to sales practices and the suitability of recommendations to customers, possession and control of customer funds and securities, margin lending, execution and settlement of transactions and anti-money laundering. We are also subject to additional laws and rules as a result of our market maker operations.

Similarly, E*TRADE Financial Corporation and ETB Holdings, Inc., as savings and loan holding companies, and E*TRADE Bank, E*TRADE Savings Bank and E*TRADE United Bank, as federally chartered savings banks, are subject to extensive regulation, supervision and examination by the OCC and the Federal Reserve (including pursuant to the terms of the memoranda of understanding that E*TRADE Financial Corporation, E*TRADE Bank, E*TRADE Savings Bank and E*TRADE United Bank entered into with our former primary banking regulator) and, in the case of the savings banks, also the FDIC. Such regulation covers all banking business, including lending practices, safeguarding deposits, capital structure, recordkeeping, transactions with affiliates and conduct and qualifications of personnel.

Recently enacted regulatory reform legislation may have a material impact on our operations. In addition, if we are unable to meet these new requirements, we could face negative regulatory consequences, which would have a material negative effect on our business.

On July 21, 2010, the President signed into law the Dodd-Frank Act. This law contains various provisions designed to enhance financial stability and to reduce the likelihood of another financial crisis and significantly changed the bank regulatory structure for our Company and its thrift subsidiaries. Portions of the Dodd-Frank Act were effective immediately, but many provisions will only be effective after the adoption of implementing regulations, which have been delayed in numerous cases. The key effects of the Dodd-Frank Act, when fully implemented, on our business are:

•	changes to the thrift supervisory structure;

•	changes to regulatory capital requirements;

•

changes to the assessment base used by depository institutions to calculate their FDIC insurance premiums, increases in the minimum reserve ratio for the FDIC’s deposit insurance fund to 1.35%, and imposition of the additional costs of this increase on depository institutions with assets of $10 billion or more; and

•

establishment of the CFPB with broad authority to implement new consumer protection regulations and, for banks and thrifts with $10 billion or more in assets, to examine and enforce compliance with federal consumer laws.

Under the legislation, the OTS was abolished in July 2011 and its functions and personnel were distributed among the OCC, the FDIC and the Federal Reserve. Primary jurisdiction for the supervision and regulation of savings and loan holding companies, including the Company, was transferred to the Federal Reserve; supervision and regulation of federal savings associations, such as the Company’s three thrift subsidiaries, was transferred to the OCC. Although the Dodd-Frank Act maintains the federal thrift charter, it eliminates certain preemption, branching and other benefits of the charter and imposes new penalties for failure to comply with the qualified thrift lender test. The Dodd-Frank Act also requires all companies, including savings and loan holding companies that directly or indirectly control an insured depository institution, to serve as a source of strength for the institution, including committing necessary capital and liquidity support.

We are required to file periodic reports with the Federal Reserve and are subject to examination and supervision by them. The Federal Reserve also has certain types of enforcement powers over us, ETB Holdings, Inc., and our non-depository institution subsidiaries, including the ability to issue cease-and-desist orders, force divestiture of our thrift subsidiaries and impose civil and monetary penalties for violations of federal banking laws and regulations or for unsafe or unsound banking practices. Our thrift subsidiaries are subject to similar reporting, examination, supervision and enforcement oversight by the OCC. In concurrence with the transfer of parent company supervisory authority from the OTS to the Federal Reserve, the Federal Reserve has issued guidance aligning the supervisory and regulatory standards of savings and loan holding companies more closely with the standards applicable to bank holding companies. The Federal Reserve had also indicated that its supervision of savings and loan holding companies may entail a more rigorous level of review than previously applied by the OTS.

The Dodd-Frank Act also creates a new independent regulatory body, the CFPB, which has been given broad rulemaking authority to implement the consumer protection laws that apply to banks and thrifts and to prohibit “unfair, deceptive or abusive” acts and practices. For all banks and thrifts with total consolidated assets over $10 billion, including E*TRADE Bank, the CFPB has exclusive rulemaking and examination, and primary enforcement authority, under federal consumer financial laws and regulations. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are stricter than those regulations promulgated by the CFPB.

For us, one of the most significant changes under the new law is that savings and loan holding companies such as our Company for the first time will become subject to the same capital and activity requirements as those applicable to bank holding companies. In addition, we will be subject to the same capital requirements as those applied to banks, which requirements exclude, on a phase-out basis, all trust preferred securities from Tier I capital. The Dodd-Frank Act provides for a five year phase-in period for these new capital requirements. We fully expect to meet the capital requirements applicable to thrift holding companies as they are phased in.

However, it is possible that our regulators may impose more stringent capital and other prudential standards on us prior to the end of the five year phase-in period. For example, both the Federal Reserve and the OCC have proposed rules that would ultimately require the parent company and E*TRADE Bank, respectively, to conduct capital adequacy stress tests on their operations.

The Dodd-Frank Act requires various federal agencies to adopt a broad range of new rules and regulations, the details, substance, and impact of which may not be known for months or years. It is difficult to predict at this time what specific impacts the Dodd-Frank Act and the yet-to-be-written rules and regulations may have on us. However, given that the legislation is likely to materially change the regulatory environment for the financial services industry in which we operate, we expect at a minimum that our compliance costs will increase.

If we fail to comply with applicable securities and banking laws, rules and regulations, either domestically or internationally, we could be subject to disciplinary actions, damages, penalties or restrictions that could significantly harm our business.

The SEC, FINRA and other self-regulatory organizations and state securities commissions, among other things, can censure, fine, issue cease-and-desist orders or suspend or expel a broker-dealer or any of its officers or employees. The OCC and Federal Reserve may take similar action with respect to our banking and other financial activities, respectively. Similarly, the attorneys general of each state could bring legal action on behalf of the citizens of the various states to ensure compliance with local laws. Regulatory agencies in countries outside of the U.S. have similar authority. The ability to comply with applicable laws and rules is dependent in part on the establishment and maintenance of a reasonable compliance system. The failure to establish and enforce reasonable compliance procedures, even if unintentional, could subject us to significant losses or disciplinary or other actions.

If we do not maintain the capital levels required by regulators, we may be fined or even forced out of business.

The SEC, FINRA, the OCC, the Federal Reserve and various other regulatory agencies have stringent rules with respect to the maintenance of specific levels of regulatory capital by banks and net capital by securities broker-dealers. E*TRADE Bank is subject to various regulatory capital requirements administered by the OCC, and E*TRADE Financial Corporation will, for the first time, become subject to specific capital requirements administered by the Federal Reserve. Failure to meet minimum capital requirements can trigger certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could harm E*TRADE Bank’s and E*TRADE Financial Corporation’s operations and financial statements.

E*TRADE Bank must meet specific capital guidelines that involve quantitative measures of E*TRADE Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Quantitative measures established by regulation to ensure capital adequacy require E*TRADE Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets and of Tier I capital to adjusted total assets. To satisfy the capital requirements for a “well capitalized” financial institution, E*TRADE Bank must maintain higher total and Tier I capital to risk-weighted assets and Tier I capital to adjusted total assets ratios. E*TRADE Bank’s capital amounts and classification are subject to qualitative judgments by the regulators about the strength of components of its capital, risk weightings of assets, off-balance sheet transactions and other factors. Any significant reduction in E*TRADE Bank’s regulatory capital could result in E*TRADE Bank being less than “well capitalized” or “adequately capitalized” under applicable capital rules. A failure of E*TRADE Bank to be “adequately capitalized” which is not cured within time periods specified in the indentures governing our debt securities would constitute a default under our debt securities and likely result in the debt securities becoming immediately due and payable at their full face value.

The regulators may request we raise equity to increase the regulatory capital of E*TRADE Bank or to further reduce debt. If we were unable to raise equity, we could face negative regulatory consequences, such as restrictions on our activities, requirements that we divest ourselves of certain businesses and requirements that we dispose of certain assets and liabilities within a prescribed period. Any such actions could have a material negative effect on our business.

Similarly, failure to maintain the required net capital by our securities broker-dealers could result in suspension or revocation of registration by the SEC and suspension or expulsion by FINRA, and could ultimately lead to the firm’s liquidation. If such net capital rules are changed or expanded, or if there is an unusually large charge against net capital, operations that require an intensive use of capital could be limited. Such operations may include investing activities, marketing and the financing of customer account balances. Also, our ability to withdraw capital from brokerage subsidiaries could be restricted.

As a non-grandfathered savings and loan holding company, we are subject to activity limitations and requirements that could restrict our ability to engage in certain activities and take advantage of business opportunities.

Under the Gramm-Leach-Bliley Act of 1999, our activities are restricted to those that are financial in nature and certain real estate-related activities. We believe all of our existing activities and investments are permissible under the Gramm-Leach-Bliley Act of 1999. At the same time, we are unable to pursue future activities that are not financial in nature or otherwise real-estate related. We are also limited in our ability to invest in other savings and loan holding companies. The Dodd-Frank Act also requires savings and loan holding companies like ours, as well as all of our thrift subsidiaries, to be both “well capitalized” and “well managed” in order for us to conduct certain financial activities, such as market making and securities underwriting. We believe that we will be able to continue to engage in all of our current financial activities. However, if we and our thrift subsidiaries are unable to satisfy the above “well capitalized” and “well managed” requirements, we could be subject to activity restrictions that could prevent us from engaging in market making and securities underwriting, as well as other negative regulatory actions.

In addition, E*TRADE Bank is subject to extensive regulation of its activities and investments, capitalization, community reinvestment, risk management policies and procedures and relationships with affiliated companies. Acquisitions of and mergers with other financial institutions, purchases of deposits and loan portfolios, the establishment of new depository institution subsidiaries and the commencement of new activities by bank subsidiaries require the prior approval of the OCC and the Federal Reserve, and in some cases the FDIC, which may deny approval or limit the scope of our planned activity. Our compliance with these regulations and conditions could place us at a competitive disadvantage in an environment in which consolidation within the financial services industry is prevalent. Also, these regulations and conditions could affect our ability to realize synergies from future acquisitions, could negatively affect us following an acquisition and could also delay or prevent the development, introduction and marketing of new products and services. In addition, E*TRADE Clearing LLC and E*TRADE Securities LLC, as operating subsidiaries of E*TRADE Bank, are subject to increased regulatory oversight and the same activity restrictions that are applicable to E*TRADE Bank.

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

As a result of the covenants and restrictions contained in the indentures, we are limited in how we conduct our business and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities. Each of these series of our corporate debt contains a limitation, subject to important exceptions, on our ability to incur additional debt if our Consolidated Fixed Charge Coverage Ratio (as defined in the relevant indentures) is less than or equal to 2.5 to 1.0. As of December 31, 2011, our Consolidated Fixed Charge Coverage Ratio was 1.6 to 1.0. The terms of any future indebtedness could include more restrictive covenants.

Although these covenants provide substantial flexibility, for example the ability to incur “refinancing indebtedness” and to incur up to $300 million of secured debt under a credit facility, the covenants, among other things, generally limit our ability to incur additional debt even if we were to substantially reduce our existing debt through debt exchange transactions. We could be forced to repay immediately all our outstanding debt securities at their full principal amount if we were to breach these covenants and did not cure the breach within the cure periods (if any) specified in the respective indentures. Further, if we experience a change of control, as defined in the indentures, we could be required to offer to purchase our debt securities at 101% of their principal amount. Under our debt securities a “change of control” would occur if, among other things, a person became the beneficial owner of more than 50% of the total voting power of our voting stock which, with respect to the 2015 Notes and 2016 Notes, would need to be coupled with a ratings downgrade before we would be required to offer to purchase those securities.

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

From January 1, 2009 through December 31, 2011, the price per share of our common stock ranged from a low of $5.90 to a high of $29.00. The market price of our common stock has been, and is likely to continue to be, highly volatile and subject to wide fluctuations. In the past, volatility in the market price of a company’s securities has often led to securities class action litigation. Such litigation could result in substantial costs to us and divert our attention and resources, which could harm our business. As discussed in Note 21—Commitments, Contingencies and Other Regulatory Matters of Item 8. Financial Statements and Supplementary Data, we are currently a party to litigation related to the decline in the market price of our stock, and such litigation could occur again in the future. Declines in the market price of our common stock or failure of the market price to increase could also harm our ability to retain key employees, reduce our access to capital, impact our ability to utilize deferred tax assets in the event of another ownership change and otherwise harm our business.

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

Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition, operating performance, and our ability to receive dividend payments from our subsidiaries which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal and interest on our indebtedness.

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

A summary of our significant locations at December 31, 2011 is shown in the following table. All facilities are leased, except for 165,000 square feet of our office in Alpharetta, Georgia. Square footage amounts are net of space that has been sublet or part of a facility restructuring.

Location	Approximate Square Footage
Alpharetta, Georgia	260,000
Arlington, Virginia	119,000
Jersey City, New Jersey	107,000
Menlo Park, California	91,000
Sandy, Utah	66,000
New York, New York	39,000
Chicago, Illinois	25,000

All of our facilities are used by either our trading and investing or balance sheet management segments, in addition to the corporate/other category. All other leased facilities with space of less than 25,000 square feet are not listed by location. In addition to the significant facilities above, we also lease all 28 E*TRADE branches, ranging in space from approximately 2,500 to 7,000 square feet. We believe our facilities space is adequate to meet our needs in 2012.

ITEM 3. LEGAL	PROCEEDINGS

On October 27, 2000, Ajaxo, Inc. (“Ajaxo”) filed a complaint in the Superior Court for the State of California, County of Santa Clara. Ajaxo sought damages and certain non-monetary relief for the Company’s alleged breach of a non-disclosure agreement with Ajaxo pertaining to certain wireless technology that Ajaxo offered the Company as well as damages and other relief against the Company for their alleged misappropriation of Ajaxo’s trade secrets. Following a jury trial, a judgment was entered in 2003 in favor of Ajaxo against the Company for $1.3 million for breach of the Ajaxo non-disclosure agreement. Although the jury found in favor of Ajaxo on its claim against the Company for misappropriation of trade secrets, the trial court subsequently denied Ajaxo’s requests for additional damages and relief. On December 21, 2005, the California Court of Appeal affirmed the above-described award against the Company for breach of the nondisclosure agreement but remanded the case to the trial court for the limited purpose of determining what, if any, additional damages Ajaxo may be entitled to as a result of the jury’s previous finding in favor of Ajaxo on its claim against the Company for misappropriation of trade secrets. Although the Company paid Ajaxo the full amount due on the above-described judgment, the case was remanded back to the trial court, and on May 30, 2008, a jury returned a verdict in favor of the Company denying all claims raised and demands for damages against the Company. Following the trial court’s filing of entry of judgment in favor of the Company on September 5, 2008, Ajaxo filed post-trial motions for vacating this entry of judgment and requesting a new trial. By order dated November 4, 2008, the trial court denied these motions. On December 2, 2008, Ajaxo filed a notice of appeal with the Court of Appeal of the State of California for the Sixth District. Oral argument on the appeal was heard on July 15, 2010. On August 30, 2010, the Court of Appeal affirmed the trial court’s verdict in part and reversed the verdict in part, remanding the case. E*TRADE petitioned the Supreme Court of California for review of the Court of Appeal decision. On December 16, 2010, the California Supreme Court denied the Company’s petition for review and remanded for further proceedings to the trial court. On September 20, 2011, the trial court granted limited discovery at a conference on November 4, 2011, and set a motion schedule and trial date. The trial will continue on May 14, 2012. The Company will continue to defend itself vigorously.

On October 2, 2007, a class action complaint alleging violations of the federal securities laws was filed in the United States District Court for the Southern District of New York against the Company and its then

Chief Executive Officer and Chief Financial Officer, Mitchell H. Caplan and Robert J. Simmons, respectively, by Larry Freudenberg on his own behalf and on behalf of others similarly situated (the “Freudenberg Action”). On July 17, 2008, the trial court consolidated this action with four other purported class actions, all of which were filed in the United States District Court for the Southern District of New York and which were based on the same facts and circumstances. On January 16, 2009, plaintiffs served their consolidated amended class action complaint in which they also named Dennis Webb, the Company’s former Capital Markets Division President, as a defendant. Plaintiffs contend, among other things, that the value of the Company’s stock between April 19, 2006 and November 9, 2007 was artificially inflated because the defendants issued materially false and misleading statements and failed to disclose that the Company was experiencing a rise in delinquency rates in its mortgage and home equity portfolios; failed to timely record an impairment on its mortgage and home equity portfolios; materially overvalued its securities portfolio, which included assets backed by mortgages; and based on the foregoing, lacked a reasonable basis for the positive statements made about the Company’s earnings and prospects. Plaintiffs seek to recover damages in an amount to be proven at trial, including interest and attorneys’ fees and costs. The parties entered into a Memorandum of Understanding (“MOU”) on December 17, 2011 to settle these consolidated actions. Under the terms of the MOU, the Company and its insurance carriers will pay $79 million in return for full releases. Approximately $10.8 million of the total settlement figure will be paid by the Company, and was recorded in the other operating expense line item of the consolidated statement of income (loss) for the year ended December 31, 2011. This settlement is subject to Court approval and it has not yet been finalized. The defendants continue to deny that they committed any violations of law or breached any fiduciary duty to shareholders.

On October 17, 2007, the SEC initiated an informal inquiry into matters related to the Company’s mortgage loan and mortgage-related securities investment portfolios. The Company is cooperating fully with the SEC in this matter.

On August 15, 2008, Ronald M. Tate as trustee of the Ronald M. Tate Trust Dtd 4/13/88, and George Avakian filed an action in the United States District Court for the Southern District of New York against the Company, Mitchell H. Caplan and Robert J. Simmons based on the same facts and circumstances, and containing the same claims, as the Freudenberg consolidated actions discussed above. By agreement of the parties and approval of the court, the Tate action was consolidated with the Freudenberg consolidated actions for the purpose of pre-trial discovery. Plaintiffs seek to recover damages in an amount to be proven at trial, including interest, attorneys’ and expert fees and costs. The plaintiffs in this action will be part of the anticipated settlement class for the consolidated actions described above.

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

On April 2, 2008, a class action complaint alleging violations of the federal securities laws was filed by John W. Oughtred on his own behalf and on behalf of all others similarly situated in the United States District Court for the Southern District of New York against the Company. Plaintiff contends, among other things, that the Company committed various sales practice violations in the sale of certain auction rate securities to investors between April 2, 2003, and February 13, 2008 by allegedly misrepresenting that these securities were highly liquid and safe investments for short term investing. On December 18, 2008, plaintiffs filed their first amended class action complaint. Defendants filed their pending motion to dismiss plaintiffs’ amended complaint on February 5, 2009, and briefing on defendants’ motion to dismiss was completed on April 15, 2009. Plaintiffs seek to recover damages in an amount to be proven at trial, or, in the alternative, rescission of auction rate securities purchases, plus interest and attorney’s fees and costs. On March 18, 2010, the District Court dismissed the complaint without prejudice. On April 22, 2010, Plaintiffs amended their complaint. The Company has moved to dismiss the amended complaint. By an Order dated March 31, 2011, the Court granted E*TRADE’s motion and dismissed the action with prejudice. On May 2, 2011, Plaintiffs filed a Notice of Appeal to the U.S. Court of Appeals for the Second Circuit. Plaintiffs filed their brief on August 12, 2011. The Company’s response brief was filed October 26, 2011. Plaintiffs’ reply brief was filed on November 21, 2011. Oral argument has not yet been scheduled.

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

On January 19, 2010, the North Carolina Securities Division filed an administrative petition before the North Carolina Secretary of State against E*TRADE Securities LLC seeking to revoke the North Carolina securities dealer registration of E*TRADE Securities LLC or, alternatively, to suspend that registration until all North Carolina residents are made whole for their investments in auction rate securities purchased through E*TRADE Securities LLC. On March 8, 2011, E*TRADE Securities LLC, without admitting or denying the underlying allegations, findings or conclusions, resolved the North Carolina administrative action by entering into a consent order (“North Carolina Order”) pursuant to which E*TRADE Securities LLC agreed to pay a $25,000 civil penalty and to reimburse the North Carolina Securities Division’s investigative costs of $400,000. E*TRADE Securities LLC also agreed to various undertakings set forth in the North Carolina Order, including additional internal training on fixed income products and the retention of an independent consultant to review E*TRADE Securities LLC’s policies and procedures related to the approval and sale of fixed income products. As of December 31, 2011, no existing North Carolina customers held any auction rate securities.

On February 3, 2010, a class action complaint was filed in the United States District Court for the Northern District of California against E*TRADE Securities LLC by Joseph Roling on his own behalf and on behalf of all others similarly situated. The lead plaintiff alleges that E*TRADE Securities LLC unlawfully charged and collected certain account activity fees from its customers. Claimant, on behalf of himself and the putative class, asserts breach of contract, unjust enrichment and violation of California Civil Code Section 1671 and seeks equitable and injunctive relief for alleged illegal, unfair and fraudulent practices under California’s Unfair Competition Law, California Business and Professional Code Section 17200 et seq. The plaintiff seeks, among other things, certification of the class action on behalf of alleged similarly situated plaintiffs, unspecified damages and restitution of amounts allegedly wrongfully collected by E*TRADE Securities LLC, attorneys’ fees and expenses and injunctive relief. The Company moved to transfer venue on the case to the Southern District of New York; that motion was denied. The Court granted E*TRADE’s motion to dismiss in part and denied the motion to dismiss in part. The Court bifurcated discovery to permit initial discovery on individual claims and class certification. Following preliminary discovery, Plaintiffs moved to amend their verified complaint for a second time, to assert new allegations and to add a new plaintiff. The Company filed its opposition to this motion on December 27, 2011. The Company intends to vigorously defend itself against the claims raised in this action.

On July 21, 2010, the Colorado Division of Securities filed an administrative complaint in the Colorado Office of Administrative Courts against E*TRADE Securities LLC based upon purchases of auction rate securities through E*TRADE Securities LLC by Colorado residents. On October 19, 2011, E*TRADE Securities LLC and the Colorado Division of Securities reached an agreement in principle to settle the Colorado proceeding whereby E*TRADE Securities LLC will offer to purchase auction rate securities held by Colorado customers who found themselves unable to sell their securities after those securities had been frozen in the broader auction rate securities market. The agreement in principle also included an agreement with the North American Securities Administrators Association (“NASAA”) whereby E*TRADE Securities LLC will offer to purchase auction rate securities purchased through E*TRADE Securities LLC on a nationwide basis and pay a $5 million penalty to be allocated among 48 states and the District of Columbia, Puerto Rico and the Virgin Islands but exclusive of North Carolina and South Carolina with whom E*TRADE Securities previously had reached separate settlements. Under the agreement in principle each state will receive its allocated share of the $5 million penalty pursuant to administrative consent cease and desist orders to be entered into by each state. A Consent Order memorializing the agreement in principle as it related to Colorado customers was entered by the Colorado Securities Commissioner on November 16, 2011, and amended on November 23, 2011, whereby E*TRADE Securities LLC, without admitting or denying the underlying allegations, agreed to pay an administrative penalty to Colorado of $84,202, which amount constituted Colorado’s share of the total NASAA state settlement amount of $5 million, and to reimburse the Colorado Division of Securities’ costs associated with the administrative action in the amount of $596,580. Under the terms of the Consent Order, E*TRADE Securities LLC will offer to purchase (or offer to arrange a third party to purchase), at par plus accrued and unpaid dividends and interest, from eligible investors nationwide their auction rate securities purchased through E*TRADE Securities LLC, or through an entity acquired by the Company on or before February 13, 2008, if such auction rate securities have failed at auction at least once since February 13, 2008 (“the Purchase Offer”). E*TRADE Securities LLC also agreed to identify eligible investors who purchased auction rate securities through E*TRADE Securities LLC on or before February 13, 2008, and sold those securities below par between February 13, 2008, and November 16, 2011, and to reimburse those sellers the difference between par value and the actual sales price plus reasonable interest. E*TRADE Securities LLC agreed to hold open the Purchase Offer until May 15, 2012, and to various other undertakings set forth in the Consent Order, including the establishment of a dedicated toll-free telephone assistance line and website to provide information and to respond to questions regarding the Consent Order. As of December 31, 2011, the total amount of auction rate securities held by Colorado customers was approximately $1.2 million and the total amount of auction rate securities held by E*TRADE Securities LLC customers nationwide (including Colorado customers) was $61.3 million. The Company recorded a reserve of $48 million in the other operating expense line item of the consolidated statement of income (loss). The reserve represented the Company’s estimate of the current fair value relative to par value of auction rate securities held by E*TRADE Securities LLC customers, as well as former customers who purchased auction rate securities through E*TRADE Securities LLC and are covered by the Consent Order. The agreement includes the resolution of all material individual auction rate securities arbitrations and litigations. The reserve also includes penalties and other estimated settlement costs.

On August 24, 2010, the South Carolina Securities Division filed an administrative complaint before the Securities Commissioner of South Carolina against E*TRADE Securities LLC based upon purchases of auction rate securities through E*TRADE Securities LLC by South Carolina residents. The complaint sought to suspend the South Carolina broker-dealer license of E*TRADE Securities LLC until South Carolina customers who purchased auction rate securities through E*TRADE Securities LLC and who wished to liquidate those positions were able to do so, and sought a fine not to exceed $10,000 for each potential violation of South Carolina statutes or rules. On March 25, 2011, E*TRADE Securities LLC, without admitting or denying the underlying allegations, findings or conclusions, resolved the South Carolina administrative action by entering into a consent order, pursuant to which E*TRADE Securities LLC agreed to pay a $10,000 civil penalty and to reimburse the South Carolina Securities Division’s investigative costs of $2,500. As of December 31, 2011, no existing South Carolina customers held any auction rate securities.

On May 16, 2011, Droplets Inc., the holder of two patents pertaining to user interface servers, filed a complaint in the U.S. District Court for the Eastern District of Texas against E*TRADE Financial Corporation, E*TRADE Securities LLC, E*TRADE Bank N.A. and multiple other unaffiliated financial services firms.

Plaintiff contends that the defendants engaged in patent infringement under federal law. Plaintiff seeks unspecified damages and an injunction against future infringements, plus royalties, costs, interest and attorneys’ fees. On September 30, 2011, the Company and several co-defendants filed a motion to transfer the case to the Southern District of New York. Venue discovery occurred throughout December 2011. On January 1, 2012, a new judge was assigned to the case. The Company will defend itself vigorously in this matter.

Several cases have been filed nationwide involving the April 2007 leveraged buyout (“LBO”) of the Tribune Company (“Tribune”) by Sam Zell, and the subsequent bankruptcy of Tribune. In William Niese et al. v. A.G. Edwards et al., in Superior Court of Delaware, New Castle County, former Tribune employees and retirees claimed that Tribune was actually insolvent at the time of the LBO and that the LBO constituted a fraudulent transaction that depleted the plaintiffs’ retirement plans, rendering them worthless. E*TRADE Clearing LLC, along with numerous other financial institutions, is a named defendant, but has not been served with process. One of the defendants removed the action to federal district court in Delaware on July 1, 2011. In Deutsche Bank Trust Company Americas et al. v. Adaly Opportunity Fund et al., filed in the Supreme Court of New York, New York County on June 3, 2011, the Trustees of certain notes issued by Tribune allege wrongdoing in connection with the LBO. In particular the Trustees claim that the LBO constituted a constructive fraudulent transfer under various state laws. E*TRADE Capital Markets, LLC, along with numerous other financial institutions, is a named defendant. In Deutsche Bank et al. v. Ohlson et al., filed in the U.S. District Court for the Northern District of Illinois, noteholders of Tribune asserted claims of constructive fraud. E*TRADE Capital Markets LLC is a named defendant. In EGI-TRB LLC et al. v. ABN-AMRO et al, filed in the Circuit Court of Cook County Illinois, creditors of Tribune assert fraudulent conveyance claims against multiple shareholder defendants. E*TRADE Clearing LLC is a named defendant. There have been several motions filed by various parties to transfer venue and to consolidate these actions. The Company’s time to answer or otherwise respond to the complaint has been stayed pending further orders of Court. The Company will defend itself vigorously in these matters.

In addition to the matters described above, the Company is subject to various legal proceedings and claims that arise in the normal course of business. In each pending matter, the Company contests liability or the amount of claimed damages. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases where claimants seek substantial or indeterminate damages, or where investigation or discovery have yet to be completed, the Company is unable to reasonably estimate a range of possible losses on its remaining outstanding legal proceedings; however, the Company believes any losses would not be reasonably likely to have a material adverse effect on the consolidated financial condition or results of operations of the Company.

An unfavorable outcome in any matter could have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows. In addition, even if the ultimate outcomes are resolved in the Company’s favor, the defense of such litigation could entail considerable cost or the diversion of the efforts of management, either of which could have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

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

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

The following table shows the high and low sale prices of our common stock as reported by the NASDAQ for the periods indicated:

	High	Low
2011:
First Quarter	$18.13	$14.60
Second Quarter	$16.83	$13.23
Third Quarter	$16.66	$9.07
Fourth Quarter	$11.69	$7.42
2010:
First Quarter	$18.50	$14.10
Second Quarter	$19.90	$11.73
Third Quarter	$15.60	$11.15
Fourth Quarter	$16.24	$13.73

The closing sale price of our common stock as reported on the NASDAQ on February 17, 2012 was $9.35 per share. At that date, there were 1,648 holders of record of our common stock.

Dividends

We have never declared or paid cash dividends on our common stock. The terms of our corporate debt currently prohibit the payment of dividends and will continue to prohibit the payment of dividends for the foreseeable future. E*TRADE Bank may not pay dividends to the parent company without approval from its regulators. This dividend restriction includes E*TRADE Securities LLC and E*TRADE Clearing LLC as they are subsidiaries of E*TRADE Bank.

Equity Compensation Plan Information

Refer to Note 18—Employee Shared-Based Payments and Other Benefits of Item 8. Financial Statements and Supplementary Data for equity compensation plan information.

Performance Graph

The following performance graph shows the cumulative total return to a holder of the Company’s common stock, assuming dividend reinvestment, compared with the cumulative total return, assuming dividend reinvestment, of the S&P 500 and the S&P Super Cap Diversified Financials during the period from December 31, 2006 through December 31, 2011.

	12/06	12/07	12/08	12/09	12/10	12/11
E*TRADE Financial Corporation	100.00	15.83	5.13	7.85	7.14	3.55
S&P 500	100.00	105.49	66.46	84.05	96.71	98.75
S&P Composite 1500 Diversified Financials	100.00	85.64	39.44	52.71	55.88	40.04

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

(Dollars in millions, shares in thousands, except per share amounts):

	Year Ended December 31,					Variance
	2011	2010	2009	2008	2007	2011 vs. 2010
Results of Operations:(1)
Net operating interest income	$1,220.0	$1,226.3	$1,260.6	$1,268.0	$1,583.6	(1)%
Total net revenue	$2,036.6	$2,077.9	$2,217.0	$1,925.6	$161.7	(2)%
Provision for loan losses	$440.6	$779.4	$1,498.1	$1,583.7	$640.1	(43)%
Income (loss) from continuing operations	$156.7	$(28.5)	$(1,297.8)	$(809.4)	$(1,442.3)	*
Net income (loss)	$156.7	$(28.5)	$(1,297.8)	$(511.8)	$(1,441.8)	*
Basic earnings (loss) per share from continuing operations	$0.59	$(0.13)	$(11.85)	$(15.88)	$(33.98)	*
Diluted earnings (loss) per share from continuing operations	$0.54	$(0.13)	$(11.85)	$(15.88)	$(33.98)	*
Basic net earnings (loss) per share	$0.59	$(0.13)	$(11.85)	$(10.04)	$(33.97)	*
Diluted net earnings (loss) per share	$0.54	$(0.13)	$(11.85)	$(10.04)	$(33.97)	*
Weighted average shares—basic	267,291	211,302	109,544	50,986	42,444	26%
Weighted average shares—diluted	289,822	211,302	109,544	50,986	42,444	37%

*	Percentage not meaningful.
(1)	In 2008, the Company sold its Canadian brokerage business and exited its direct retail lending business.

(Dollars in millions):

	December 31,					Variance
	2011	2010	2009	2008	2007	2011 vs. 2010
Financial Condition:
Available-for-sale securities	$15,651.5	$14,805.7	$13,319.7	$10,806.1	$11,255.0	6%
Held-to-maturity securities	$6,079.5	$2,462.7	$—	$—	$—	147%
Margin receivables	$4,826.3	$5,120.6	$3,827.2	$2,791.2	$7,179.2	(6)%
Loans receivable, net	$12,332.8	$15,121.9	$19,167.1	$24,451.8	$30,038.8	(18)%
Total assets	$47,940.5	$46,373.0	$47,366.5	$48,538.2	$56,845.9	3%
Deposits	$26,460.0	$25,240.3	$25,597.7	$26,136.2	$25,884.8	5%
Corporate debt
Interest-bearing	$1,450.5	$1,441.9	$1,437.8	$2,750.5	$3,022.7	1%
Non-interest-bearing	$43.0	$704.0	$1,020.9	$—	$—	(94)%
Shareholders’ equity	$4,928.0	$4,052.4	$3,749.6	$2,591.5	$2,829.1	22%

	As of or For the Year Ended December 31,					Variance
	2011	2010	2009	2008	2007	2011 vs. 2010
Customer Activity Metrics:(1)
DARTs	157,475	150,532	179,183	169,075	161,119	5%
Average commission per trade	$11.01	$11.21	$11.33	$10.98	$11.57	(2)%
Margin receivables (dollars in billions)	$4.8	$5.1	$3.7	$2.7	$6.6	(6)%
End of period brokerage accounts	2,783,012	2,684,311	2,630,079	2,515,806	2,373,265	4%
Net new brokerage accounts	98,701	54,232	114,273	142,541	4,688	*
Customer assets (dollars in billions)	$172.4	$176.2	$150.5	$110.1	$181.3	(2)%
Net new brokerage assets (dollars in billions)	$9.7	$8.1	$7.2	$3.9	$(13.3)	*
Brokerage related cash (dollars in billions)	$27.7	$24.5	$20.4	$15.8	$17.5	13%
Company Metrics:
Corporate cash (dollars in millions)	$484.4	$470.5	$393.2	$434.9	$312.4	3%
E*TRADE Financial Tier I leverage ratio	5.7%	3.6%	N/A	N/A	N/A	2.1%
E*TRADE Financial Tier I common ratio	9.4%	4.8%	N/A	N/A	N/A	4.6%
E*TRADE Bank Tier I capital ratio	7.8%	7.3%	6.7%	6.3%	6.2%	0.5%
Special mention loan delinquencies (dollars in millions)	$467.1	$589.4	$804.5	$1,035.1	$612.2	(21)%
Allowance for loan losses (dollars in millions)	$822.8	$1,031.2	$1,182.7	$1,080.6	$508.2	(20)%
Enterprise net interest spread	2.79%	2.91%	2.72%	2.52%	2.64%	(0.12)%
Enterprise interest-earning assets (average dollars in billions)	$42.7	$41.1	$44.5	$46.9	$56.1	4%
Total employees (period end)	3,240	2,962	3,084	3,249	3,757	9%

*	Percentage not meaningful.
(1)

Metrics have been represented to exclude activity from discontinued operations for the years ended December 31, 2008 and 2007, and international local market trading for the years ended December 31, 2009, 2008 and 2007.

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

OVERVIEW

Strategy

Our core business is our trading and investing customer franchise. Building on the strengths of this franchise, our growth strategy is focused on:

•

Strengthening our overall financial and franchise position. We are focused on strengthening our overall capital structure and continuing to mitigate credit losses in our loan portfolio. We are also focused on positioning the Company for future growth and maintaining disciplined expense management.

•

Improving our market position in our retail brokerage business. We plan to grow our customer base by continuing to increase our sales force, focus on long-term investing and develop innovative products and services.

•

Accelerating the growth of our corporate services and market making businesses. Our corporate services and market making businesses enhance our strategy by allowing us to realize additional economic benefit from our retail brokerage business.

•

Enhancing our position with long-term investors. We believe growing our investing and retirement products and services is key to our long term success. Our primary focus is to expand the reach of our brand along with the awareness of our products to this key customer segment.

•

Optimizing the value of our bank franchise. Our retail brokerage business generates a significant amount of customer cash and we plan to continue to utilize our bank to optimize the value of these customer deposits.

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

Management monitors a number of metrics in evaluating the Company’s performance. The most significant of these are shown in the table and discussed in the text below:

	As of or For the Year Ended December 31,			Variance
	2011	2010	2009	2011 vs. 2010
Customer Activity Metrics:(1)
DARTs	157,475	150,532	179,183	5%
Average commission per trade	$11.01	$11.21	$11.33	(2)%
Margin receivables (dollars in billions)	$4.8	$5.1	$3.7	(6)%
End of period brokerage accounts	2,783,012	2,684,311	2,630,079	4%
Net new brokerage accounts	98,701	54,232	114,273	*
Customer assets (dollars in billions)	$172.4	$176.2	$150.5	(2)%
Net new brokerage assets (dollars in billions)	$9.7	$8.1	$7.2	*
Brokerage related cash (dollars in billions)	$27.7	$24.5	$20.4	13%
Company Financial Metrics:
Corporate cash (dollars in millions)	$484.4	$470.5	$393.2	3%
E*TRADE Financial Tier I leverage ratio	5.7%	3.6%	N/A	2.1%
E*TRADE Financial Tier I common ratio	9.4%	4.8%	N/A	4.6%
E*TRADE Bank Tier I capital ratio	7.8%	7.3%	6.7%	0.5%
Special mention loan delinquencies (dollars in millions)	$467.1	$589.4	$804.5	(21)%
Allowance for loan losses (dollars in millions)	$822.8	$1,031.2	$1,182.7	(20)%
Enterprise net interest spread	2.79%	2.91%	2.72%	(0.12)%
Enterprise interest-earning assets (average dollars in billions)	$42.7	$41.1	$44.5	4%

*	Percentage not meaningful.
(1)	The year ended December 31, 2009 presented has been updated to exclude international local market trading.

Customer Activity Metrics

•	DARTs are the predominant driver of commissions revenue from our customers.

•	Average commission per trade is an indicator of changes in our customer mix, product mix and/or product pricing.

•

Margin receivables represent credit extended to customers to finance their purchases of securities by borrowing against securities they own. Margin receivables are a key driver of net operating interest income.

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

•

Allowance for loan losses is an estimate of probable losses inherent in the loan portfolio as of the balance sheet date and is typically equal to management’s forecast of loan losses in the twelve months following the balance sheet date as well as the forecasted losses, including economic concessions to borrowers, over the estimated remaining life of loans modified as troubled debt restructurings (“TDR”). See Summary of Critical Accounting Policies and Estimates for a discussion of the estimates and assumptions used in the allowance for loan losses.

•	Enterprise interest-earning assets, in conjunction with our enterprise net interest spread, are indicators of our ability to generate net operating interest income.

Significant Events in 2011

Enhancements to Our Trading and Investing Products and Services

•

We continued to grow our sales force, increasing our financial consultant team by 42% in 2011, as we continued to focus on engagement with long-term and retirement investors, as well as corporate clients;

•	We developed E*TRADE 360, a fully dynamic and customizable online investing dashboard now available to all customers.

•	We developed a newly redesigned public website featuring simplified navigation, personalization based on objectives and experience levels, and enhanced content.

•	We launched the E*TRADE Community, which utilizes social media to offer customers a platform to interact with one another and share ideas and strategies with other E*TRADE customers;

•	We added several new features to our E*TRADE Pro platform, including new options strategies (multi-legged orders), expanded CNBC content and logarithmic charts;

•	We introduced a suite of sophisticated Options Tools designed to help traders quickly and easily identify and analyze potential investment opportunities;

•

We provided E*TRADE Securities’ customers with access to the AIG public offering, advocating for retail investors to have access to initial public offerings and other offerings typically limited to institutional investors;

•	We launched a number of enhancements for Mobile Pro, including mobile check deposit capability for Apple iPhone® and AndroidTM;

•	We introduced weekly options on select stocks, indexes and ETFs;

•	We expanded tools, education and research offerings in the Bond Resource Center;

•	We continued to expand our free investor education offerings across a number of channels including online videos, live and on-demand web seminars, and live events;

•

We strengthened our retirement offering with Rollover Specialists as well as Certified Retirement Planning Counselors added in nearly every branch, and expanded educational resources with additional videos and seminars, commentary, planning checklists, Rollover Quiz, IRA selection tools and upgraded Tax Center;

•	We enhanced our customer service offering with 24/7 online chat capabilities, an e-mail platform available to prospects, and an enhanced online service center;

•	We launched portfolio margin accounts, which provide sophisticated traders with additional tools to manage risk and leverage capital;

•	We introduced unified managed account advisory services to long-term investors seeking professional money management services with an investment of $250,000 or more; and

•

We expanded our corporate services client base by bringing on 46 new clients and continued to execute our strategy to service both private and public companies as a foundation for future retail brokerage account growth.

Market Recognition

•

Our corporate services business received top ratings in overall satisfaction and loyalty among broker plan administrators by Group Five, an independent consulting and research firm, in its 2011 Stock Plan Administration Benchmarking Study; and

•

Our customer service team was awarded the 2011 International Service Excellence Award in the Contact Center category, based on a proven display of excellence, professionalism and outstanding service achievement.

Issuance and Extinguishment of Senior Notes

•

During the year, we issued an aggregate principal amount of $435 million in 6  3/4% senior notes due May 2016 (“2016 Notes”). We used the proceeds to redeem all of the outstanding 7  3/8% senior notes due September 2013 (“2013 Notes”), including paying the associated redemption premium, accrued interest and related fees and expenses.

Conversions of Convertible Debentures

•	During the year, a total of $660.9 million in convertible debentures were converted into 63.9 million shares of common stock, increasing shareholders’ equity by $661 million.

Legal Settlements for the Auction Rate Securities and Freudenberg Matters

•

We reached a settlement with the Colorado Division of Securities and the NASAA whereby E*TRADE Securities LLC offered to purchase auction rate securities from eligible investors who purchased those securities through E*TRADE Securities LLC. We recorded a reserve of $48 million in connection with this settlement. We also entered into a memorandum of understanding to settle the Freudenberg Action, which resulted in the recording of a net reserve of $10.8 million as of December  31, 2011.

EARNINGS OVERVIEW

2011 Compared to 2010

We generated net income of $156.7 million, or $0.54 per diluted share, on total net revenue of $2.0 billion for the year ended December 31, 2011. Commissions, fees and service charges, principal transactions and other revenue decreased 2% to $711.3 million for the year ended December 31, 2011 compared to 2010, which was driven primarily by the elimination of all account activity fees, which took effect in the second quarter of 2010. In addition, gains on loans and securities, net and net impairment decreased 18% to $105.3 million for the year ended December 31, 2011 compared to 2010.

Provision for loan losses declined 43% to $440.6 million for the year ended December 31, 2011 compared to 2010, driven by improving credit trends and loan portfolio run-off. Total operating expenses increased 8% to $1.2 billion for the year ended December 31, 2011 compared to 2010. This increase was driven primarily by increases in advertising and market development expense, FDIC insurance premiums and other operating expenses during the year ended December 31, 2011.

The following sections describe in detail the changes in key operating factors and other changes and events that affected net revenue, provision for loan losses, operating expense, other income (expense) and income tax expense (benefit).

Revenue

The components of revenue and the resulting variances are as follows (dollars in millions):

			Variance
	Year Ended December 31,		2011 vs. 2010
	2011	2010	Amount	%
Net operating interest income	$1,220.0	$1,226.3	$(6.3)	(1)%
Commissions	436.2	431.0	5.2	1%
Fees and service charges	130.4	142.4	(12.0)	(8)%
Principal transactions	105.4	103.4	2.0	2%
Gains on loans and securities, net	120.2	166.2	(46.0)	(28)%
Net impairment	(14.9)	(37.7)	22.8	(60)%
Other revenues	39.3	46.3	(7.0)	(15)%

Total non-interest income	816.6	851.6	(35.0)	(4)%

Total net revenue	$2,036.6	$2,077.9	$(41.3)	(2)%

Net Operating Interest Income

Net operating interest income decreased 1% to $1.2 billion for the year ended December 31, 2011 compared to 2010. Net operating interest income is earned primarily through investing customer cash and deposits in interest-earning assets, which include: margin receivables, real estate loans, available-for-sale securities and held-to-maturity securities.

The following table presents enterprise average balance sheet data and enterprise income and expense data for our operations, as well as the related net interest spread, yields and rates and has been prepared on the basis required by the SEC’s Industry Guide 3, “Statistical Disclosure by Bank Holding Companies” (dollars in millions):

	Year Ended December 31,
	2011			2010			2009
	Average Balance	Operating Interest Inc./Exp.	Average Yield/ Cost	Average Balance	Operating Interest Inc./Exp.	Average Yield/ Cost	Average Balance	Operating Interest Inc./Exp.	Average Yield/ Cost
Enterprise interest-earning assets:
Loans(1)	$14,689.8	$692.1	4.71%	$18,302.2	$879.0	4.80%	$23,113.6	$1,138.1	4.92%
Margin receivables	5,374.8	221.7	4.13%	4,532.5	200.3	4.42%	3,103.5	138.5	4.46%
Available-for-sale securities	15,326.5	422.5	2.76%	13,275.9	387.5	2.92%	11,593.3	473.1	4.08%
Held-to-maturity securities	4,177.1	136.9	3.28%	1,085.8	35.9	3.31%	—	—	—
Cash and equivalents	1,618.9	3.2	0.20%	2,414.3	5.4	0.22%	4,215.7	14.8	0.35%
Segregated cash and investments	915.6	0.9	0.10%	857.1	1.9	0.22%	1,785.7	4.2	0.23%
Securities borrowed and other	620.9	48.8	7.85%	662.9	29.4	4.43%	690.4	50.4	7.30%

Total enterprise interest-earning assets	42,723.6	1,526.1	3.57%	41,130.7	1,539.4	3.74%	44,502.2	1,819.1	4.09%

Non-operating interest-earning and non-interest earning assets(2)	4,339.5			4,395.1			3,873.3

Total assets	$47,063.1			$45,525.8			$48,375.5

Enterprise interest-bearing liabilities:
Retail deposits:
Sweep deposits	$17,513.1	13.4	0.08%	$14,014.4	10.1	0.07%	$11,022.3	7.6	0.07%
Complete savings deposits	6,174.4	16.1	0.26%	7,577.0	28.6	0.38%	11,539.9	140.1	1.21%
Other money market and savings deposits	1,071.5	2.5	0.23%	1,114.6	2.8	0.25%	1,243.7	5.9	0.47%
Checking deposits	783.2	0.8	0.10%	761.9	0.9	0.11%	797.5	3.0	0.37%
Certificates of deposit	270.7	7.3	2.70%	795.3	14.5	1.82%	1,750.4	45.2	2.58%
Brokered certificates of deposit	48.8	2.7	5.58%	115.3	5.9	5.14%	193.8	10.0	5.17%
Customer payables	5,456.3	8.6	0.16%	4,713.2	7.0	0.15%	4,662.9	8.8	0.19%
Securities sold under agreements to repurchase	5,417.2	153.1	2.83%	6,154.3	129.6	2.11%	6,725.4	200.1	2.98%
Federal Home Loan Bank (“FHLB”) advances and other borrowings	2,741.1	106.2	3.87%	2,754.3	119.3	4.33%	3,392.0	148.8	4.38%
Securities loaned and other	634.8	1.5	0.23%	622.4	1.6	0.26%	513.0	2.4	0.46%

Total enterprise interest-bearing liabilities	40,111.1	312.2	0.78%	38,622.7	320.3	0.83%	41,840.9	571.9	1.37%

Non-operating interest-bearing and non-interest bearing liabilities(3)	2,285.9			2,876.4			3,558.5

Total liabilities	42,397.0			41,499.1			45,399.4
Total shareholders’ equity	4,666.1			4,026.7			2,976.1

Total liabilities and shareholders’ equity	$47,063.1			$45,525.8			$48,375.5

Excess of enterprise interest-earning assets over enterprise interest-bearing liabilities/Enterprise net interest income/Spread	$2,612.5	$1,213.9	2.79%	$2,508.0	$1,219.1	2.91%	$2,661.3	$1,247.2	2.72%

Reconciliation	from enterprise net interest income to net operating interest income (dollars in millions):

	Year Ended December 31,
	2011	2010	2009
Enterprise net interest income	$1,213.9	$1,219.1	$1,247.2
Taxable equivalent interest adjustment	(1.2)	(1.2)	(2.1)
Customer cash held by third parties and other(4)	7.3	8.4	15.5

Net operating interest income	$1,220.0	$1,226.3	$1,260.6

(1)	Nonaccrual loans are included in the respective average loan balances. Income on such nonaccrual loans is recognized on a cash basis.
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

(4)

Includes interest earned on average customer assets of $3.7 billion, $3.1 billion and $2.9 billion for the years ended December 31, 2011, 2010 and 2009, respectively, held by parties outside the Company, including third party money market funds and sweep deposit accounts at unaffiliated financial institutions.

	Year Ended December 31,
	2011	2010	2009
Enterprise net interest:
Spread	2.79%	2.91%	2.72%
Margin (net yield on interest-earning assets)	2.84%	2.96%	2.80%
Ratio of enterprise interest-earning assets to enterprise interest-bearing liabilities	106.51%	106.49%	106.36%
Return on average:
Total assets	0.33%	(0.06)%	(2.68)%
Total shareholders’ equity	3.36%	(0.71)%	(43.61)%
Average equity to average total assets	9.91%	8.84%	6.15%

The fluctuation in enterprise interest-earning assets is driven primarily by changes in enterprise interest-earning liabilities, specifically customer cash and deposits. Average enterprise interest-earning assets increased 4% to $42.7 billion for the year ended December 31, 2011 compared to 2010. This was primarily a result of the increases in average margin receivables and average available-for-sale and held-to-maturity securities, offset by decreases in average loans and average cash and equivalents.

Average enterprise interest-bearing liabilities increased 4% to $40.1 billion for the year ended December 31, 2011 compared to 2010. The increase in average enterprise interest-bearing liabilities was primarily due to increases in average sweep deposits and average customer payables, offset by a decrease in average securities sold under agreements to repurchase.

Enterprise net interest spread decreased by 12 basis points to 2.79% for the year ended December 31, 2011 compared to 2010, reflecting yields on average enterprise interest-earning assets and the current interest rate environment. We expect enterprise net interest spread to continue to compress and, given the continued challenges of the current interest rate environment, our enterprise net interest spread could average less than 2.50% for the year ending December 31, 2012.

Commissions

Commissions revenue increased 1% to $436.2 million for the year ended December 31, 2011 compared to 2010. The main factors that affect commissions are DARTs, average commission per trade and the number of trading days during the period. Average commission per trade is impacted by different trade types (e.g. equities, options, fixed income, stock plan, exchange-traded funds, mutual funds and cross border) that can have different commission rates. Accordingly, changes in the mix of trade types will impact average commission per trade.

DART volume increased 5% to 157,475 for the year ended December 31, 2011 compared to 2010. Option-related DARTs as a percentage of total DARTs represented 21% of trading volume for the year ended December 31, 2011 compared to 17% in 2010. Exchange-traded funds-related DARTs as a percentage of total DARTs represented 11% of trading volume for the year ended December 31, 2011 compared to 10% in 2010.

Average commission per trade decreased 2% to $11.01 for the year ended December 31, 2011 compared to 2010. The decrease was driven by a change in the customer mix; specifically customers who have a higher commission per trade traded less during the year compared to our active trader customers, who generally have lower commission per trade, when compared to 2010.

Fees and Service Charges

Fees and service charges decreased 8% to $130.4 million for the year ended December 31, 2011 compared to 2010. The decrease for the year ended December 31, 2011 was primarily due to the elimination of all account activity fees, which took effect in the second quarter of 2010.

Principal Transactions

Principal transactions increased 2% to $105.4 million for the year ended December 31, 2011 compared to 2010. Principal transactions are derived from our market making business in which we act as a market-maker for our brokerage customers’ orders as well as orders from third party customers. The increase in principal transactions revenue was driven by a favorable mix of trading volume and revenue earned per share, as well as a continued focus on expanding our external customer base, when compared to 2010.

Gains on Loans and Securities, Net

Gains on loans and securities, net were $120.2 million for the year ended December 31, 2011 compared to $166.2 million in 2010, as shown in the following table (dollars in millions):

	Year Ended		Variance
	December 31,		2011 vs. 2010
	2011	2010	Amount	%
Gains on loans, net	$0.1	$6.3	$(6.2)	*

Gains on available-for-sale securities, net	124.4	160.7	(36.3)	(23)%
Gains (losses) on trading securities, net	(1.9)	0.2	(2.1)	*
Hedge ineffectiveness	(2.4)	(1.0)	(1.4)	*

Gains on securities, net	120.1	159.9	(39.8)	(25)%

Gains on loans and securities, net	$120.2	$166.2	$(46.0)	(28)%

*	Percentage not meaningful.

The decrease of 28% to $120.2 million in gains on loans and securities, net for the year ended December 31, 2011 compared to 2010, was primarily due to more trading volatility in 2010 when compared to 2011.

Net Impairment

We recognized $14.9 million of net impairment during the year ended December 31, 2011, on certain securities in our non-agency CMO portfolio due to continued deterioration in the expected credit performance of the underlying loans in those specific securities. The gross other-than-temporary impairment (“OTTI”) and the noncredit portion of OTTI, which was or had been previously recorded through other comprehensive income, are shown in the table below (dollars in millions):

	Year Ended December 31,

	2011	2010
Other-than-temporary impairment (“OTTI”)	$(9.2)	$(41.5)
Less: noncredit portion of OTTI recognized into (out of)other comprehensive income (loss) (before tax)	(5.7)	3.8

Net impairment	$(14.9)	$(37.7)

Other Revenues

Other revenues decreased 15% to $39.3 million for the year ended December 31, 2011 compared to 2010. The decrease was due primarily to the gain on sale of approximately $1 billion in savings accounts to Discover Financial Services in the first quarter of 2010, which increased other revenues during the year ended December 31, 2010.

Provision for Loan Losses

Provision for loan losses decreased 43% to $440.6 million for the year ended December 31, 2011 compared to 2010. The decrease in provision for loan losses was driven by improving credit trends and loan portfolio run-off, as evidenced by the lower levels of delinquent loans in the one- to four-family and home equity loan portfolios. The provision for loan losses has declined for three consecutive years, down 72% from its peak of $1.6 billion for the year ended December 31, 2008. We expect provision for loan losses to continue to decline in 2012 compared to 2011, although it is subject to variability from quarter to quarter.

As we transition from the OTS to the OCC, we are evaluating programs and practices that were designed in accordance with guidance from the OTS. We are working to align certain policies and procedures to the guidance from the OCC and have suspended certain loan modification programs that will require changes. We increased the qualitative reserve in 2011 to reflect additional estimated losses during the period of reduced activity in our modification programs, as well as uncertainty around certain loans modified under our previous programs. Once the evaluation of the existing programs and practices is complete and any necessary changes have been implemented, we will re-assess the overall qualitative reserve.

Operating Expense

The components of operating expense and the resulting variances are as follows (dollars in millions):

	Year Ended		Variance
	December 31,		2011 vs. 2010
	2011	2010	Amount	%
Compensation and benefits	$333.6	$325.0	$8.6	3%
Clearing and servicing	147.1	147.5	(0.4)	(0)%
Advertising and market development	145.2	132.2	13.0	10%
FDIC insurance premiums	105.4	77.7	27.7	36%
Professional services	89.7	81.2	8.5	10%
Occupancy and equipment	68.8	70.9	(2.1)	(3)%
Communications	67.3	73.3	(6.0)	(8)%
Depreciation and amortization	89.6	87.9	1.7	2%
Amortization of other intangibles	26.2	28.5	(2.3)	(8)%
Facility restructuring and other exit activities	7.7	14.4	(6.7)	*
Other operating expenses	154.3	104.0	50.3	48%

Total operating expense	$1,234.9	$1,142.6	$92.3	8%

*	Percentage not meaningful.

Compensation and Benefits

Compensation and benefits increased 3% to $333.6 million for the year ended December 31, 2011 compared to 2010. The increase resulted primarily from higher compensation expense as a result of increasing our financial consultants by 42%, partially offset by a decrease in incentive compensation.

Advertising and Market Development

Advertising and market development expense increased 10% to $145.2 million for the year ended December 31, 2011 compared to 2010. This fluctuation was due largely to the planned increase in advertising expenditures in our continuing effort to attract new accounts and customer assets during the year ended December 31, 2011.

FDIC Insurance Premiums

FDIC insurance premiums increased 36% to $105.4 million for the year ended December 31, 2011 compared to 2010. The increase was due primarily to an industry wide change in the FDIC insurance premium assessment calculation, effective in the second quarter of 2011.

Professional Services

Professional services increased 10% to $89.7 million for the year ended December 31, 2011 compared to 2010. The increase was due primarily to a $6.0 million credit in connection with a legal settlement in the third quarter of 2010, which decreased professional services for the year ended December 31, 2010. There were no similar settlements made during the year ended December 31, 2011.

Communications

Communications expense decreased 8% to $67.3 million for the year ended December 31, 2011 compared to 2010. The decrease was driven primarily by a decline in vendor services fees compared to 2010.

Other Operating Expenses

Other operating expenses increased 48% to $154.3 million for the year ended December 31, 2011 compared to 2010. The increase was driven by a reserve of $48 million related to an offer to purchase auction rate securities held by customers of E*TRADE Securities LLC, as well as former customers who purchased auction rate securities through E*TRADE Securities LLC. This reserve relates primarily to our estimate of the securities’ current fair value relative to their par value and includes penalties and other estimated settlement costs. We also entered into a memorandum of understanding to settle the Freudenberg Action, which resulted in the recording of a net reserve of $10.8 million for the year ended December 31, 2011.

Other Income (Expense)

Other income (expense) increased 11% to $175.8 million for the year ended December 31, 2011 compared to 2010 as shown in the following table (dollars in millions):

	Year Ended		Variance
	December 31,		2011 vs. 2010
	2011	2010	Amount	%
Corporate interest income	$0.7	$6.2	$(5.5)	(89)%
Corporate interest expense	(177.8)	(167.1)	(10.7)	6%
Gains on sales of investments, net	—	2.7	(2.7)	*
Gains on early extinguishment of debt	3.1	—	3.1	*
Equity in loss of investments and venture funds	(1.8)	(0.8)	(1.0)	*

Total other income (expense)	$(175.8)	$(159.0)	$(16.8)	11%

*	Percentage not meaningful.

Total other income (expense) primarily consisted of corporate interest expense on interest-bearing corporate debt for the year ended December 31, 2011. Corporate interest expense increased 6% to $177.8 million for the year ended December 31, 2011 compared to 2010. In addition to the stated interest on corporate debt, the corporate interest expense line item included the benefit of discontinued fair value hedges on corporate debt, which decreased $7.8 million for the year ended December 31, 2011 compared to 2010. Offsetting interest expense for the year ended December 31, 2011 was a $3.1 million gain on early extinguishment of debt related to the call of the 2013 Notes in the second quarter of 2011. Offsetting corporate interest expense for the year ended December 31, 2010 was a benefit of $6.0 million related to a legal settlement.

Income Tax Expense (Benefit)

Income tax expense was $28.6 million for the year ended December 31, 2011 compared to $25.3 million in 2010. The effective tax rate was 15.4% for the year ended December 31, 2011 compared to 806.3% in 2010. During the third quarter of 2011, we recorded an income tax benefit of $61.7 million related to the taxable liquidation of a European subsidiary. The subsidiary was liquidated for U.S. tax purposes in connection with our international restructuring activities. This liquidation resulted in the taxable recognition of certain losses, including historical acquisition premiums that we incurred internationally. This tax benefit resulted in a corresponding increase to the deferred tax assets, which were $1.6 billion as of December 31, 2011. For the year ended December 31, 2010, our reported pre-tax loss was relatively close to breakeven, which resulted in an unusually high effective tax rate.

Valuation Allowance

We are required to establish a valuation allowance for deferred tax assets and record a charge to income if we determine, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized. If we did conclude that a valuation allowance was required, the resulting loss could have a material adverse effect on our financial condition and results of operations. Our analysis of the need for a valuation allowance recognizes that we are in a cumulative book loss position as of the three-year period ended December 31, 2011, which is considered significant and objective evidence that we may not be able to realize some portion of the deferred tax assets in the future. However, we did not establish a valuation allowance against federal deferred tax assets as of December 31, 2011 as we believe that it is more likely than not that all of these assets will be realized. Approximately two-thirds of existing federal deferred tax assets are not related to net operating losses and therefore, have no expiration date. We expect to utilize the vast majority of the existing federal deferred tax assets over the next seven years, with a small balance remaining as a result of the current limitation caused by the ownership change (which is expected to be fully utilized in advance of the statutory carry forward period).

Our evaluation of the need for a valuation allowance focused on identifying significant, objective evidence that we will be able to realize the deferred tax assets in the future. We determined that our expectations regarding future earnings are objectively verifiable due to various factors. One factor is the consistent profitability of the core business, the trading and investing segment, which has generated substantial income for each of the last eight years, including through uncertain economic and regulatory environments. The core business is driven by brokerage customer activity and includes trading, brokerage cash, margin lending, long-term investing and other brokerage related activities. These activities drive variable expenses that correlate to the volume of customer activity, which has resulted in stable, ongoing profitability in this business.

Another factor is the mitigation of losses in the balance sheet management segment, which generated a large net operating loss in 2007 caused by the crisis in the residential real estate and credit markets. Much of this loss came from the sale of the asset-backed securities portfolio and credit losses from the mortgage loan portfolio. We no longer hold any of those asset-backed securities and shut down mortgage loan acquisition activities in 2007. In effect, the key business activities that led to the generation of the deferred tax assets were shut down over four years ago. As a result, the losses in the balance sheet management segment have continued to decline significantly. In addition, we continue to realize the benefit of various credit loss mitigation activities for the mortgage loans purchased in 2007 and prior, most notably, actively reducing or closing unused home equity lines of credit and aggressively exercising put-back clauses to sell back improperly documented loans to the originators. As a result of these loss containment measures, provision for loan losses has declined for three consecutive years, down 72% from its peak of $1.6 billion for the year ended December 31, 2008.

We maintain a valuation allowance for certain of our state deferred tax assets as it is more likely than not that they will not be realized. At December 31, 2011, we had state deferred tax assets of approximately $102.1 million that related to our state net operating loss carry forwards and temporary differences with a valuation allowance of $28.7 million against such deferred tax assets.

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

As of the date of the ownership change, we had federal NOLs available to carry forward of approximately $1.4 billion. Section 382 imposes restrictions on the use of a corporation’s NOLs, certain recognized built-in losses and other carryovers after an “ownership change” occurs. Section 382 rules governing when a change in ownership occurs are complex and subject to interpretation; however, an ownership change generally occurs when there has been a cumulative change in the stock ownership of a corporation by certain “5% shareholders” of more than 50 percentage points over a rolling three-year period.

Section 382 imposes an annual limitation on the amount of post-ownership change taxable income a corporation may offset with pre-ownership change NOLs. In general, the annual limitation is determined by multiplying the value of the corporation’s stock immediately before the ownership change (subject to certain adjustments) by the applicable long-term tax-exempt rate. Any unused portion of the annual limitation is available for use in future years until such NOLs are scheduled to expire (in general, NOLs may be carried forward 20 years). In addition, the limitation may, under certain circumstances, be increased or decreased by built-in gains or losses, respectively, which may be present with respect to assets held at the time of the ownership change that are recognized in the five-year period (one-year for loans) after the ownership change. The use of NOLs arising after the date of an ownership change would not be affected unless a corporation experienced an additional ownership change in a future period.

We believe the tax ownership change will extend the period of time it will take to fully utilize our pre-ownership change NOLs, but will not limit the total amount of pre-ownership change NOLs we can utilize. Our updated estimate is that we will be subject to an overall annual limitation on the use of our pre-ownership change NOLs of approximately $194 million. The overall pre-ownership change NOLs, which were approximately $1.4 billion, have a statutory carry forward period of 20 years (the majority of which expire in 16 years). As a result, we believe we will be able to fully utilize these NOLs in future periods.

Our ability to utilize the pre-ownership change NOLs is dependent on our ability to generate sufficient taxable income over the duration of the carry forward periods and will not be impacted by our ability or inability to generate taxable income in an individual year.

2010 Compared to 2009

We incurred a net loss of $28.5 million, or $(0.13) per diluted share, on total revenue of $2.1 billion for the year ended December 31, 2010. Commissions, fees and service charges, principal transactions and other revenue decreased 17% to $723.1 million for the year ended December 31, 2010 compared to 2009, which was driven by a decrease in commissions.

Provision for loan losses declined 48% to $779.4 million for the year ended December 31, 2010 compared to 2009, driven by improving credit trends and loan portfolio run-off. Total operating expense decreased 8% to $1.1 billion for the year ended December 31, 2010 compared to 2009. This decrease was driven primarily by decreases in majority of the operating expense categories, offset by a planned increase in advertising and market development expense.

The following sections describe in detail the changes in key operating factors and other changes and events that affected net revenue, provision for loan losses, operating expense, other income (expense) and income tax expense (benefit).

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

Average enterprise interest-earning assets decreased 8% to $41.1 billion for the year ended December 31, 2010 compared to 2009. This decrease was primarily a result of the decrease in our average loans portfolio, average available-for-sale mortgage-backed securities and average cash and equivalents, partially offset by an increase in average margin receivables, average available-for-sale and held-to-maturity securities.

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

Commissions

Commissions decreased 21% to $431.0 million for the year ended December 31, 2010 compared to 2009. Our DART volume decreased 16% to 150,532 for the year ended December 31, 2010 compared 2009. Option-related DARTs as a percentage of our total DARTs represented 17% of trading volume for the year ended December 31, 2010 compared to 13% in 2009. Exchange-traded funds-related DARTs as a percentage of total DARTs represented 10% of trading volume for the year ended December 31, 2010 compared to 14% in 2009.

Average commission per trade decreased 1% to $11.21 for the year ended December 31, 2010 compared to 2009. The slight decrease in the average commission per trade was due primarily to the elimination of the $12.99 commission tier and the per share commission applied to market trades larger than 2,000 shares, which became effective in the second quarter of 2010, partially offset by an improvement in the product and customer mix when compared to 2009.

Fees and Service Charges

Fees and service charges decreased 26% to $142.4 million for the year ended December 31, 2010 compared to 2009. The decrease was primarily due to the elimination of all account activity fees, which became effective in the second quarter of 2010, and lower order flow revenue.

Principal Transactions

Principal transactions increased 17% to $103.4 million for the year ended December 31, 2010 compared to 2009. The increase in principal transactions was driven by an increase in the volume of orders from our third party customers which was partially offset by a decrease in our average revenue earned per share traded when compared to 2009.

Gains on Loans and Securities, Net

Gains on loans and securities, net were $166.2 million and $169.1 million for years ended December 31, 2010 and 2009, respectively, as shown in the following table (dollars in millions):

			Variance
	Year Ended December 31,		2010 vs. 2009
	2010	2009	Amount	%
Gains (losses) on loans, net	$6.3	$(12.5)	$18.8	*

Gains on available-for-sale securities, net	160.7	173.2	(12.5)	(7)%
Gains on trading securities, net	0.2	7.8	(7.6)	(98)%
Hedge ineffectiveness	(1.0)	0.6	(1.6)	*

Gains on securities, net	159.9	181.6	(21.7)	(12)%

Gains on loans and securities, net	$166.2	$169.1	$(2.9)	(2)%

*	Percentage not meaningful.

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

Provision for Loan Losses

Provision for loan losses decreased 48% to $779.4 million for the year ended December 31, 2010 compared 2009. The decrease in the provision for loan losses was driven by lower levels of delinquent loans in our one- to four-family and home equity loan portfolios.

Operating Expense

The components of operating expense and the resulting variances are as follows (dollars in millions):

			Variance
	Year Ended December 31,		2010 vs. 2009
	2010	2009	Amount	%
Compensation and benefits	$325.0	$366.2	$(41.2)	(11)%
Clearing and servicing	147.5	170.7	(23.2)	(14)%
Advertising and market development	132.2	114.4	17.8	16%
FDIC insurance premiums	77.7	94.3	(16.6)	(18)%
Professional services	81.2	78.7	2.5	3%
Occupancy and equipment	70.9	78.4	(7.5)	(10)%
Communications	73.3	84.4	(11.1)	(13)%
Depreciation and amortization	87.9	83.3	4.6	6%
Amortization of other intangibles	28.5	29.7	(1.2)	(4)%
Facility restructuring and other exit activities	14.4	20.7	(6.3)	*
Other operating expenses	104.0	122.5	(18.5)	(15)%

Total operating expense	$1,142.6	$1,243.3	$(100.7)	(8)%

*	Percentage not meaningful.

Compensation and Benefits

Compensation and benefits decreased 11% to $325.0 million for the year ended December 31, 2010 compared to 2009. This decrease resulted from lower incentive compensation expense and lower salary expense due to a reduction in our employee base compared to 2009.

Clearing and Servicing

Clearing and servicing expense decreased 14% to $147.5 million for the year ended December 31, 2010 compared to 2009. This decrease resulted primarily from lower trading volumes and lower loan balances compared to 2009.

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

Other Income (Expense)

Other income (expense) was an expense of $159.0 million and $1.3 billion for the years ended December 31, 2010 and 2009, respectively, as shown in the following table (dollars in millions):

			Variance
	Year Ended December 31,		2010 vs. 2009
	2010	2009	Amount	Variance
Corporate interest income	$6.2	$0.9	$5.3	620%
Corporate interest expense	(167.1)	(282.7)	115.6	(41)%
Gains (losses) on sales of investments, net	2.7	(1.7)	4.4	*
Losses on early extinguishment of debt	—	(1,018.9)	1,018.9	*
Equity in loss of investments and venture funds	(0.8)	(8.6)	7.8	(91)%

Total other income (expense)	$(159.0)	$(1,311.0)	$1,152.0	(88)%

*	Percentage not meaningful.

Total other income (expense) for the year ended December 31, 2010 primarily consisted of corporate interest expense resulting from our interest-bearing corporate debt. Corporate interest expense decreased 41% to $167.1 million for the year ended December 31, 2010 compared to 2009. This was due to the reduction in interest-bearing debt in connection with our Debt Exchange in 2009. The losses on early extinguishment of debt of $1.0 billion for the year ended December 31, 2009 were related primarily to the Debt Exchange. The loss on the Debt Exchange resulted from de-recognition of the debt that was exchanged and the corresponding recognition of the newly-issued non-interest-bearing convertible debentures at fair value. Corporate interest income increased to $6.2 million for the year ended December 31, 2010 when compared to 2009 due to a benefit of $6.0 million in connection with a legal settlement.

Income Tax Expense (Benefit)

Income tax expense was $25.3 million for the year ended December 31, 2010 compared to a benefit of $537.7 million in 2009. Our effective tax rate was 806.3% for the year ended December 31, 2010 compared to (29.3)% in 2009. The effective tax rate for the year ended December 31, 2010 was higher than in 2009 for two reasons: 1) our pre-tax loss included items not deductible for tax purposes, predominantly about one-third of the interest expense on the 2017 Notes; and 2) our reported pre-tax loss is relatively close to breakeven for the year ended December 31, 2010. As a result, our income subject to taxation was higher, resulting in an unusually high effective tax rate for the year ended December 31, 2010.

Valuation Allowance

During the year ended December 31, 2010, we did not maintain a valuation allowance against federal deferred tax assets as we believed that it was more likely than not that all of these assets will be realized. Our evaluation focused on identifying significant, objective evidence that we would be able to realize our deferred tax assets in the future. Our analysis of the need for a valuation allowance recognized that we were in a cumulative book loss position as of the three-year period ended December 31, 2010, which is considered significant and objective evidence that we may not be able to realize some portion of our deferred tax assets in the future. However, we believed we were able to rely on our forecasts of future taxable income and overcome the uncertainty created by the cumulative loss position.

SEGMENT RESULTS REVIEW

We report operating results in two segments: 1) trading and investing; and 2) balance sheet management. Trading and investing includes retail brokerage products and services; investor-focused banking products; market making; and corporate services. Balance sheet management includes the management of asset allocation and credit, liquidity and interest rate risk; loans previously originated or purchased from third parties; and customer cash and deposits. Costs associated with certain functions that are centrally-managed are separately reported in a corporate/other category. For more information on our segments, see Note 22—Segment Information in Item 8. Financial Statements and Supplementary Data beginning on page 161.

Trading and Investing

The following table summarizes trading and investing financial information and key metrics as of and for the years ended December 31, 2011, 2010 and 2009 (dollars in millions, except for key metrics):

				Variance
	Year Ended December 31,			2011 vs. 2010
	2011	2010	2009	Amount	%

Net operating interest income	$746.1	$763.0	$699.6	$(16.9)	(2)%
Commissions	436.2	431.0	548.0	5.2	1%
Fees and service charges	128.0	139.1	185.6	(11.1)	(8)%
Principal transactions	105.4	103.4	88.1	2.0	2%
Other revenues	31.2	37.9	35.5	(6.7)	(18)%

Total net revenue	1,446.9	1,474.4	1,556.8	(27.5)	(2)%
Total operating expense	825.9	752.6	796.6	73.3	10%

Trading and investing income	$621.0	$721.8	$760.2	$(100.8)	(14)%

Key Metrics:
DARTs	157,475	150,532	179,183	6,943	5%
Average commission per trade	$11.01	$11.21	$11.33	$(0.20)	(2)%
Margin receivables (dollars in billions)	$4.8	$5.1	$3.7	$(0.3)	(6)%
End of period brokerage accounts	2,783,012	2,684,311	2,630,079	98,701	4%
Net new brokerage accounts	98,701	54,232	114,273	44,469	*
Customer assets (dollars in billions)	$172.4	$176.2	$150.5	$(3.8)	(2)%
Net new brokerage assets (dollars in billions)	$9.7	$8.1	$7.2	$1.6	*
Brokerage related cash (dollars in billions)	$27.7	$24.5	$20.4	$3.2	13%

*	Percentage not meaningful.

The trading and investing segment generates revenue from brokerage and banking relationships with investors and from market making and corporate services activities. This segment generates five main sources of revenue: net operating interest income; commissions; fees and service charges; principal transactions; and other revenues. Other revenues include results from providing software and services for managing equity compensation plans from corporate customers, as we ultimately service retail investors through these corporate relationships.

2011 Compared to 2010

Trading and investing income decreased 14% to $621.0 million for the year ended December 31, 2011 compared to 2010. We continued to generate net new brokerage accounts, ending the year with 2.8 million accounts. Our brokerage related cash, which is one of our most profitable sources of funding, increased by $3.2 billion when compared to 2010.

Trading and investing commissions increased 1% to $436.2 million for the year ended December 31, 2011 compared to 2010. This increase in commissions was primarily the result of an increase in DARTs of 5% to 157,475 for the year ended December 31, 2011 compared to 2010.

Trading and investing fees and service charges decreased 8% to $128.0 million for the year ended December 31, 2011 compared to 2010. This decrease for the year ended December 31, 2011 was driven primarily by the elimination of all account activity fees, which took effect in the second quarter of 2010.

Trading and investing principal transactions increased 2% to $105.4 million for the year ended December 31, 2011 compared to 2010. The increase in principal transactions revenue was driven by a favorable mix of trading volume and revenue earned per share, as well as a continued focus on expanding our external customer base, when compared to 2010.

Trading and investing operating expense increased 10% to $825.9 million for the year ended December 31, 2011 compared to 2010. The increase for the year ended December 31, 2011 was driven primarily by a reserve of $48 million related to an offer to purchase auction rate securities held by customers of E*TRADE Securities LLC, as well as former customers who purchased auction rate securities through E*TRADE Securities LLC. This reserve relates primarily to our estimate of the securities’ current fair value relative to their par value and includes penalties and other estimated settlement costs. In addition, compensation and benefits expense increased 8% to $245.8 million as a result of increasing our financial consultants by 42%.

As of December 31, 2011, we had approximately 2.8 million brokerage accounts, 1.1 million stock plan accounts and 0.5 million banking accounts. For the years ended December 31, 2011 and 2010, our brokerage products contributed 69% and 67%, respectively, and our banking products contributed 31% and 33%, respectively, of total trading and investing net revenue.

2010 Compared to 2009

Trading and investing segment income decreased 5% to $721.8 million for the year ended December 31, 2010 compared to 2009. We generated new brokerage accounts, ending the year with 2.7 million accounts. Our brokerage related cash increased by $4.1 billion when compared to 2009.

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

Balance Sheet Management

The following table summarizes balance sheet management financial information and key metrics as of and for the years ended December 31, 2011, 2010 and 2009 (dollars in millions):

				Variance
	Year Ended December 31,			2011 vs. 2010
	2011	2010	2009	Amount	%
Net operating interest income	$473.9	$463.3	$560.9	$10.6	2%
Fees and service charges	2.4	3.2	6.9	(0.8)	(24)%
Gains on loans and securities, net	121.2	166.3	169.2	(45.1)	(27)%
Net impairment	(14.9)	(37.7)	(89.1)	22.8	(60)%
Other revenues	7.2	8.4	12.3	(1.2)	(14)%

Total net revenue	589.8	603.5	660.2	(13.7)	(2)%
Provision for loan losses	440.6	779.4	1,498.1	(338.8)	(43)%
Total operating expense	238.4	215.5	244.1	22.9	11%
Losses from early extinguishment of debt	—	—	(50.6)	—	*

Balance sheet management loss	$(89.2)	$(391.4)	$(1,132.6)	$302.2	(77)%

Key Metrics:
Special mention loan delinquencies	$467.1	$589.4	$804.5	$(122.3)	(21)%
Allowance for loan losses	$822.8	$1,031.2	$1,182.7	$(208.4)	(20)%
Allowance for loan losses as a % of gross loans receivable	6.25%	6.38%	5.81%	*	(0.13)%

*	Percentage not meaningful.

The balance sheet management segment generates revenue from managing loans previously originated or purchased from third parties as well as customer cash and deposit relationships to generate additional net operating interest income.

2011 Compared to 2010

The balance sheet management segment reported a loss of $89.2 million for the year ended December 31, 2011. The losses in the segment are due primarily to the provision for loan losses of $440.6 million for the year ended December 31, 2011.

Gains on loans and securities, net were $121.2 million for the year ended December 31, 2011 compared to $166.3 million in 2010. The decrease in gains on loans and securities, net was primarily due to more trading volatility in the markets in 2010 when compared to 2011.

We recognized $14.9 million of net impairment during the year ended December 31, 2011 on certain securities in the non-agency CMO portfolio due to continued deterioration in the expected credit performance of the underlying loans in those specific securities. The net impairment included gross OTTI of $9.2 million for the year ended December 31, 2011. The amount that had been previously recorded through other comprehensive income and was reclassified into earnings during the year ended December 31, 2011 was $5.7 million.

Provision for loan losses decreased 43% to $440.6 million for the year ended December 31, 2011 compared to 2010. The decrease in provision for loan losses was driven by improving credit trends and loan portfolio run-off, as evidenced by the lower levels of delinquent loans in the one- to four- family and home equity loan portfolios.

Total balance sheet management operating expense increased 11% to $238.4 million for the year ended December 31, 2011 compared to 2010. The increase in operating expense for the year ended December 31, 2011 was due primarily to increased FDIC insurance premiums as a result of an industry wide change in the FDIC insurance premium assessment calculation, effective in the second quarter of 2011.

2010 Compared to 2009

The balance sheet management segment reported a loss of $391.4 million for the year ended December 31, 2010. The losses in this segment were due primarily to the provision for loan losses of $779.4 million for the year ended December 31, 2010.

Gains on loans and securities, net were gains of $166.3 million and $169.2 million for the years ended December 31, 2010 and 2009, respectively. The gains on loans and securities, net for the year ended December 31, 2010 were due primarily to gains on the sale of certain agency mortgage-backed securities and agency debentures.

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

Provision for loan losses decreased 48% to $779.4 million for the year ended December 31, 2010 compared to 2009. The decrease in the provision for loan losses was driven by lower levels of delinquent loans in our one- to four- family and home equity loan portfolios.

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

Corporate/Other

The following table summarizes corporate/other financial information for the years ended December 31, 2011, 2010 and 2009 (dollars in millions):

				Variance
	Year Ended December 31,			2011 vs. 2010
	2011	2010	2009	Amount	%
Total net revenue	$(0.1)	$(0.0)	$—	$(0.1)	*

Compensation and benefits	70.3	80.2	93.7	(9.9)	(12)%
Professional services	35.4	28.9	42.7	6.5	23%
Occupancy and equipment	2.7	2.6	3.4	0.1	4%
Communications	1.5	1.7	1.9	(0.2)	(11)%
Depreciation and amortization	18.4	21.0	19.1	(2.6)	(12)%
Facility restructuring and
other exit activities	7.7	14.3	20.7	(6.6)	*
Other operating expenses	34.5	25.8	21.2	8.7	34%

Total operating expense	170.5	174.5	202.7	(4.0)	(2)%

Operating loss	(170.6)	(174.5)	(202.7)	3.9	(2)%
Total other income (expense)	(175.8)	(159.0)	(1,260.4)	(16.8)	11%

Corporate/other loss	$(346.4)	$(333.5)	$(1,463.1)	$(12.9)	4%

*	Percentage not meaningful.

The corporate/other category includes costs that are centrally-managed, technology related costs incurred to support centrally-managed functions, restructuring and other exit activities, corporate debt and corporate investments.

2011 Compared to 2010

The corporate/other loss before income taxes was $346.4 million for the year ended December 31, 2011, compared to $333.5 million in 2010. Compensation and benefits decreased 12% to $70.3 million due primarily to a decrease in incentive compensation during the year ended December 31, 2011 compared to 2010. The increase in professional services was due primarily to a $6.0 million credit in connection with a legal settlement in the third quarter of 2010, which decreased professional services for the year ended December 31, 2010. Other operating expenses increased 34% to $34.5 million primarily due to the recording of a net reserve of $10.8 million related a memorandum of understanding that was entered into to settle the Freudenberg Action during the year ended December 31, 2011.

Total other income (expense) consisted primarily of $177.8 million in corporate interest expense for the year ended December 31, 2011 on interest-bearing corporate debt. In addition to the stated interest on corporate debt, the corporate interest expense line item included the benefit of discontinued fair value hedges on corporate debt, which decreased $7.8 million for the year ended December 31, 2011 compared to 2010. Offsetting interest expense for the year ended December 31, 2011 was a $3.1 million gain on early extinguishment of debt related to the call of the 2013 Notes in the second quarter of 2011.

2010 Compared to 2009

The corporate/other loss was $333.5 million for the year ended December 31, 2010, compared to $1.5 billion for the same period in 2009. The loss for the year ended December 31, 2010 was due to total operating expenses of $174.5 million and other expense of $159.0 million. Total other income (expense) primarily consisted of corporate interest expense of $167.1 million resulting from our interest-bearing corporate debt. Corporate interest expense decreased 41% to $167.1 million for the year ended December 31, 2010 due to the reduction in interest-bearing debt in connection with our Debt Exchange in the third quarter of 2009. The loss for the year ended December 31, 2009 was due primarily to the $968.3 million pre-tax non-cash loss on extinguishment of debt related to the Debt Exchange, which is reported in the total other income (expense) line item.

BALANCE SHEET OVERVIEW

The following table sets forth the significant components of our consolidated balance sheet (dollars in millions):

			Variance
	December 31,		2011 vs. 2010
	2011	2010	Amount	%
Assets:
Cash and equivalents	$2,099.8	$2,374.3	$(274.5)	(12)%
Cash and investments required to be segregated under federal or other regulations	1,275.6	609.5	666.1	109%
Securities(1)	21,785.4	17,330.6	4,454.8	26%
Margin receivables	4,826.3	5,120.6	(294.3)	(6)%
Loans receivable, net	12,332.8	15,121.9	(2,789.1)	(18)%
Investment in FHLB stock	140.2	164.4	(24.2)	(15)%
Other(2)	5,480.4	5,651.7	(171.3)	(3)%

Total assets	$47,940.5	$46,373.0	$1,567.5	3%

Liabilities and shareholders’ equity:
Deposits	$26,460.0	$25,240.3	$1,219.7	5%
Wholesale borrowings(3)	7,752.4	8,620.0	(867.6)	(10)%
Customer payables	5,590.9	5,020.1	570.8	11%
Corporate debt	1,493.5	2,145.9	(652.4)	(30)%
Other liabilities	1,715.7	1,294.3	421.4	33%

Total liabilities	43,012.5	42,320.6	691.9	2%
Shareholders’ equity	4,928.0	4,052.4	875.6	22%

Total liabilities and shareholders’ equity	$47,940.5	$46,373.0	$1,567.5	3%

(1)	Includes balance sheet line items trading, available-for-sale and held-to-maturity securities.
(2)	Includes balance sheet line items property and equipment, net, goodwill, other intangibles, net and other assets.
(3)	Includes balance sheet line items securities sold under agreements to repurchase and FHLB advances and other borrowings.

Cash and Investments Required to be Segregated under Federal or Other Regulations

The level of cash and investments required to be segregated under federal or other regulations, or segregated cash and investments, is driven largely by the amount of customer payables we hold as a liability in excess of the amount of margin receivables we hold as an asset. This difference represents excess customer cash that we are required by our regulators to segregate in a cash account for the exclusive benefit of our brokerage customers. Segregated cash and investments increased by $0.7 billion during the year ended December 31, 2011. This increase was driven primarily by an increase in customer payables of $0.6 billion during the year ended December 31, 2011.

Securities

Trading, available-for-sale and held-to-maturity securities are summarized as follows (dollars in millions):

			Variance
	December 31,		2011 vs. 2010
	2011	2010	Amount	%
Trading securities	$54.4	$62.2	$(7.8)	(13)%

Available-for-sale securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$13,965.7	$12,898.1	$1,067.6	8%
Non-agency CMOs	341.6	395.4	(53.8)	(14)%

Total residential mortgage-backed securities	14,307.3	13,293.5	1,013.8	8%
Investment securities	1,344.2	1,512.2	(168.0)	(11)%

Total available-for-sale securities	$15,651.5	$14,805.7	$845.8	6%

Held-to-maturity securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$5,296.5	$1,928.6	$3,367.9	175%
Investment securities	783.0	534.1	248.9	47%

Total held-to-maturity securities	$6,079.5	$2,462.7	$3,616.8	147%

Total securities	$21,785.4	$17,330.6	$4,454.8	26%

Securities represented 45% and 37% of total assets at December 31, 2011 and 2010, respectively. The increase in available-for-sale securities was due primarily to an increase of $1.1 billion in agency mortgage-backed securities and CMOs, partially offset by the sale or call of agency debentures.

Loans Receivable, Net

Loans receivable, net are summarized as follows (dollars in millions):

			Variance
	December 31,		2011 vs. 2010
	2011	2010	Amount	%
One- to four-family	$6,615.8	$8,170.3	$(1,554.5)	(19)%
Home equity	5,328.7	6,410.3	(1,081.6)	(17)%
Consumer and other	1,113.2	1,443.4	(330.2)	(23)%
Unamortized premiums, net	97.9	129.1	(31.2)	(24)%
Allowance for loan losses	(822.8)	(1,031.2)	208.4	(20)%

Total loans receivable, net	$12,332.8	$15,121.9	$(2,789.1)	(18)%

Loans receivable, net decreased 18% to $12.3 billion at December 31, 2011 from $15.1 billion at December 31, 2010. This decline was due primarily to our strategy of reducing balance sheet risk by allowing the loan portfolio to pay down, which we plan to do for the foreseeable future.

Deposits

Deposits are summarized as follows (dollars in millions):

			Variance
	December 31,		2011 vs. 2010
	2011	2010	Amount	%
Sweep deposits	$18,619.0	$16,139.6	$2,479.4	15%
Complete savings deposits	5,720.8	6,683.6	(962.8)	(14)%
Other money market and savings deposits	1,033.2	1,092.9	(59.7)	(5)%
Checking deposits	863.3	825.6	37.7	5%
Certificates of deposit	190.5	407.1	(216.6)	(53)%
Brokered certificates of deposit	33.2	91.5	(58.3)	(64)%

Total deposits	$26,460.0	$25,240.3	$1,219.7	5%

Deposits represented 62% and 60% of total liabilities at December 31, 2011 and 2010, respectively. At December 31, 2011, 93% of our customer deposits were covered by FDIC insurance. Deposits generally provide the benefit of lower interest costs compared with wholesale funding alternatives. Deposits increased 5% to $26.5 billion at December 31, 2011 from $25.2 billion at December 31, 2010. The increase was due primarily to an increase of $2.5 billion in sweep deposits, partially offset by a decrease of $1.0 billion in complete savings deposits.

The deposits balance is a component of the total customer cash and deposits balance reported as a customer activity metric of $35.5 billion and $33.5 billion at December 31, 2011 and 2010, respectively. The total customer cash and deposits balance is summarized as follows (dollars in millions):

			Variance
	December 31,		2011 vs. 2010
	2011	2010	Amount	%
Deposits	$26,460.0	$25,240.3	$1,219.7	5%
Less: brokered certificates of deposit	(33.2)	(91.5)	58.3	(64)%

Retail deposits	26,426.8	25,148.8	1,278.0	5%
Customer payables	5,590.9	5,020.1	570.8	11%
Customer cash balances held by third parties and other	3,520.1	3,363.8	156.3	5%

Total customer cash and deposits	$35,537.8	$33,532.7	$2,005.1	6%

Wholesale Borrowings

Wholesale borrowings, which consist of securities sold under agreements to repurchase and FHLB advances and other borrowings, are summarized as follows (dollars in millions):

			Variance
	December 31,		2011 vs. 2010
	2011	2010	Amount	%
Securities sold under agreements to repurchase	$5,015.5	$5,888.3	$(872.8)	(15)%

FHLB advances	$2,302.7	$2,284.1	$18.6	1%
Subordinated debentures	427.6	427.5	0.1	0%
Other	6.6	20.1	(13.5)	(67)%

Total FHLB advances and other borrowings	$2,736.9	$2,731.7	$5.2	0%

Total wholesale borrowings	$7,752.4	$8,620.0	$(867.6)	(10)%

Wholesale borrowings represented 18% and 20% of total liabilities at December 31, 2011 and 2010, respectively. Securities sold under agreements to repurchase and FHLB advances are the primary wholesale funding sources of the Bank. As a result, we expect these balances to fluctuate over time as deposits and interest-

earning assets fluctuate. The decrease in securities sold under agreements to repurchase of $0.9 billion during the year ended December 31, 2011 was due to a planned decrease in the forecasted issuance of debt. We anticipate further decreases in securities sold under agreements to repurchase of approximately $300 million during the second quarter of 2012 and $150 million during the fourth quarter of 2012.

Corporate Debt

Corporate debt by type is shown as follows (dollars in millions):

	Face Value	Discount	Fair Value Hedge Adjustment	Net
December 31, 2011
Interest-bearing notes:
7 7/8% Notes, due 2015	$243.2	$(1.2)	$7.4	$249.4
6 3/4% Notes, due 2016	435.0	(7.4)	—	427.6
12 1/2% Springing lien notes, due 2017	930.2	(162.9)	6.2	773.5

Total interest-bearing notes	1,608.4	(171.5)	13.6	1,450.5
Non-interest-bearing debt:
0% Convertible debentures, due 2019	43.0	—	—	43.0

Total corporate debt	$1,651.4	$(171.5)	$13.6	$1,493.5

	Face Value	Discount	Fair Value Hedge Adjustment	Net
December 31, 2010
Interest-bearing notes:
8% Notes, due 2011	$3.6	$—	$—	$3.6
7 3/8% Notes, due 2013	414.7	(2.5)	15.1	427.3
7 7/8% Notes, due 2015	243.2	(1.5)	9.3	251.0
12 1/2% Springing lien notes, due 2017	930.2	(177.5)	7.3	760.0

Total interest-bearing notes	1,591.7	(181.5)	31.7	1,441.9
Non-interest-bearing debt:
0% Convertible debentures, due 2019	704.0	—	—	704.0

Total corporate debt	$2,295.7	$(181.5)	$31.7	$2,145.9

Corporate debt decreased 30% to $1.5 billion at December 31, 2011 from $2.1 billion at December 31, 2010. The decline was due to the conversion of approximately $661 million in convertible debentures into 63.9 million shares of common stock during the year ended December 31, 2011. The remaining face value of the convertible debentures as of December 31, 2011 was $43.0 million.

During the second of quarter of 2011, we issued an aggregate principal amount of $435 million in 2016 Notes. We used the proceeds from the 2016 Notes to redeem all of the outstanding 2013 Notes, including paying the associated redemption premium, accrued interest and related fees and expenses.

Shareholders’ Equity

The activity in shareholders’ equity during the year ended December 31, 2011 is summarized as follows (dollars in millions):

	Common Stock / Additional Paid-In Capital	Accumulated Deficit / Other Comprehensive Loss	Total

Beginning balance, December 31, 2010	$6,642.9	$(2,590.5)	$4,052.4
Net income	—	156.7	156.7
Conversions of convertible debentures	660.9	—	660.9
Net change from available-for-sale securities	—	199.7	199.7
Net change from cash flow hedging instruments	—	(149.4)	(149.4)
Other(1)	5.9	1.8	7.7

Ending balance, December 31, 2011	$7,309.7	$(2,381.7)	$4,928.0

(1)	Other includes employee share-based compensation accounting and changes in accumulated other comprehensive loss from foreign currency translation.

Shareholders’ equity increased 22% to $4.9 billion at December 31, 2011 from $4.1 billion at December 31, 2010. This increase was due primarily to the conversion of $660.9 million in convertible debentures into 63.9 million shares of common stock during the year ended December 31, 2011.

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

Capital is generated primarily through our business operations and our capital market activities. The primary business operations of both the trading and investing and balance sheet management segments are contained within E*TRADE Bank; therefore, we believe a key indicator of the capital generated or used in our business operations is the level of regulatory capital in E*TRADE Bank. During the year ended December 31, 2011, E*TRADE Bank generated an additional $411 million of risk-based capital and $228 million of Tier I capital in excess of the level our regulators define as well-capitalized. The continued generation of additional risk-based and Tier I capital is a positive indicator that the regulatory capital in E*TRADE Bank is sufficient to meet its operating needs.

Consolidated Cash and Equivalents

The consolidated cash and equivalents balance decreased by $0.3 billion to $2.1 billion for the year ended December 31, 2011. The majority of this balance is cash held in regulated subsidiaries, primarily the Bank, outlined as follows (dollars in millions):

	December 31,		Variance
	2011	2010	2011 vs. 2010
Corporate cash	$484.4	$470.5	$13.9
Bank cash	1,574.1	1,812.1	(238.0)
International brokerage and other cash	41.3	91.7	(50.4)

Total consolidated cash	$2,099.8	$2,374.3	$(274.5)

Corporate cash is the primary source of liquidity at the parent company. We define corporate cash as cash held at the parent company as well as cash held in certain subsidiaries that can distribute cash to the parent company without any regulatory approval. We believe corporate cash is a useful measure of the parent company’s liquidity as it is the primary source of capital above and beyond the capital deployed in our regulated subsidiaries. Corporate cash can fluctuate in any given quarter and is impacted primarily by tax settlements, approval and timing of subsidiary dividends, debt service costs and other overhead cost sharing arrangements. We target corporate cash to be two times our annual debt service, or approximately $330 million. From the level of corporate cash at December 31, 2011, we expect that it will decline generally in line with our corporate interest expense. However, the parent company has approximately $0.5 billion in deferred tax assets, which will ultimately become sources of corporate cash as the parent’s subsidiaries reimburse the parent for the use of its deferred tax assets.

Liquidity Available from Subsidiaries

Liquidity available to the Company from its subsidiaries is limited by regulatory requirements. In addition, neither E*TRADE Bank nor its subsidiaries may pay dividends to the parent company without approval from its regulators. Loans by E*TRADE Bank to the parent company and its other non-bank subsidiaries are subject to various quantitative, arm’s length, collateralization and other requirements.

E*TRADE Bank is subject to capital requirements determined by its regulator. At December 31, 2011 and 2010, E*TRADE Bank had $1.2 billion and $1.0 billion, respectively, of Tier I capital in excess of the regulatory minimum level required to be considered “well capitalized.” Since late 2009, the Company has requested and received the approval of its primary regulators to send quarterly dividends from E*TRADE Bank to the parent. The dividend had been equal to profits from the previous quarter of E*TRADE Securities LLC. We believe our former regulator, the OTS, viewed these dividend requests as distinct from a more comprehensive request to release a portion of E*TRADE Bank’s excess capital. During the third quarter of 2011, the Company transitioned regulators from the OTS to the OCC and the Federal Reserve. We believe our new regulators would subject all dividend requests to an equal level of scrutiny; therefore, rather than request a dividend from E*TRADE Bank in an amount equal to the profits of E*TRADE Securities LLC in the prior quarter, we believe the best path for the Company’s shareholders is to work on a comprehensive dividend plan that efficiently distributes capital among our regulated entities and parent company. The Company is in dialogue with the regulators regarding our ability to implement a comprehensive dividend plan and expects to complete that dialogue by the end of 2012. Following the completion of that dialogue, we expect to have a better understanding of the timing of any future dividends; however, we cannot predict the likelihood or the timing of regulatory approval for any such dividends.

The Company’s broker-dealer subsidiaries are subject to capital requirements determined by their respective regulators. At December 31, 2011 and 2010, all of our brokerage subsidiaries met their minimum net capital requirements. Our broker-dealer subsidiaries had excess net capital of $675.1 million(1) at December 31, 2011, an increase of $25.9 million from $649.2 million at December 31, 2010. While we cannot assure that we would obtain regulatory approval in the future to withdraw any of this excess net capital, $517.6 million is available for dividend while still maintaining a capital level above regulatory “early warning” guidelines.

Financial Regulatory Reform Legislation and Basel III Accords

Under the Dodd-Frank Act, our primary regulator, the OTS, was abolished during July 2011 and its functions and personnel distributed among the OCC, the FDIC and the Federal Reserve. Although the Dodd-Frank Act maintains the federal thrift charter, it eliminates certain benefits of the charter and imposes new penalties for failure to comply with the qualified thrift lender test. The Dodd-Frank Act also requires all companies, including savings and loan holding

The implementation of holding company capital requirements will impact us as the parent company was not previously subject to capital requirements. These requirements are expected to become effective within the next four years. We believe the requirements are an important measure of our capital strength and we have begun to track these ratios, using the current capital ratios that apply to bank holding companies, as we plan for this future requirement. The Tier I leverage, Tier I risk-based capital and total risk-based capital ratios are non-GAAP measures as the holding company is not yet held to these capital requirements and are calculated as follows (dollars in millions):

	December 31,
	2011	2010
Shareholders’ equity	$4,928.0	$4,052.4
Deduct:
Losses in other comprehensive income on available-for-sale debt securities and cash flow hedges, net of tax	(389.6)	(439.9)
Goodwill and other intangible assets, net of deferred tax liabilities	1,947.5	2,046.4
Add:
Qualifying restricted core capital elements	433.0	433.0

Subtotal	3,803.1	2,878.9
Deduct:
Disallowed servicing assets and deferred tax assets	1,331.0	1,351.3

Tier I capital	2,472.1	1,527.6

Add:
Allowable allowance for loan losses	277.6	295.6

Total capital	$2,749.7	$1,823.2

Total average assets	$46,964.2	$46,043.4
Deduct:
Goodwill and other intangible assets, net of deferred tax liabilities	1,947.5	2,046.4

Subtotal	45,016.7	43,997.0
Deduct:
Disallowed servicing assets and deferred tax assets	1,331.0	1,351.3

Average total assets for leverage capital purposes	$43,685.7	$42,645.7

Total risk-weighted assets (1)	$21,668.1	$22,915.8

Tier I leverage ratio (Tier I capital / Average total assets for leverage capital purposes)	5.7%	3.6%
Tier I capital / Total risk-weighted assets	11.4%	6.7%
Total capital / Total risk-weighted assets	12.7%	8.0%

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

(1)

The excess net capital of the broker-dealer subsidiaries at December 31, 2011 included $483.0 million and $145.2 million of excess net capital at E*TRADE Clearing LLC and E*TRADE Securities LLC, respectively, which are subsidiaries of E*TRADE Bank and are also included in the excess risk-based capital of E*TRADE Bank. companies, that directly or indirectly control an insured depository institution to serve as a source of strength for the institution.

During the year ended December 31, 2011, $660.9 million in convertible debentures were converted into 63.9 million shares of common stock, which improved our holding company ratios. The increase to capital as a result of these additional conversions raised our estimated holding company capital ratios to exceed the “well capitalized” minimums under current bank holding company guidelines. As of December 31, 2011, the parent company Tier I leverage ratio was approximately 5.7% compared to the minimum ratio required to be “well capitalized” of 5%, the Tier I risk-based capital ratio was approximately 11.4% compared to the minimum ratio required to be “well capitalized” of 6%, and the total risk-based capital ratio was approximately 12.7% compared to the minimum ratio required to be “well capitalized” of 10%.

Our Tier I common ratio, which is a non-GAAP measure and currently has no mandated minimum or “well capitalized” standard, was 9.4% as of December 31, 2011. We believe this ratio is an important measure of our capital strength. The Tier I common ratio is defined as the Tier I capital less elements of Tier I capital that are not in the form of common equity, such as trust preferred securities, divided by total risk-weighted assets. The following table shows the calculation of Tier I common ratio (dollars in millions):

	December 31,
	2011	2010
Shareholders’ equity	$4,928.0	$4,052.4
Deduct:
Losses in other comprehensive income on available-for-sale debt securities and cash flow hedges, net of tax	(389.6)	(439.9)
Goodwill and other intangible assets, net of deferred tax liabilities	1,947.5	2,046.4

Subtotal	3,370.1	2,445.9
Deduct:
Disallowed servicing assets and deferred tax assets	1,331.0	1,351.3

Tier I common	$2,039.1	$1,094.6

Total risk-weighted assets	$21,668.1	$22,915.8
Tier I common ratio (Tier I common / Total risk-weighted assets)	9.4%	4.8%

The full impact of the Basel III Accords on the regulatory requirements to which we will be subject will remain unknown for at least some time until implementing capital regulations are proposed and adopted for U.S. institutions. We will continue to monitor the ongoing rule-making process to assess both the timing and the impact of the Dodd-Frank Act and Basel III Accords on our business.

Other Sources of Liquidity

We also maintain $350 million in uncommitted financing to meet margin lending needs. At December 31, 2011, there were no outstanding balances and the full $350 million was available.

We rely on borrowed funds, from sources such as securities sold under agreements to repurchase and FHLB advances, to provide liquidity for E*TRADE Bank. Our ability to borrow these funds is dependent upon the continued availability of funding in the wholesale borrowings market. In addition, we can also borrow from the Federal Reserve Bank’s discount window to meet short-term liquidity requirements, although it is not viewed as the primary source of funding. At December 31, 2011, E*TRADE Bank had approximately $2.7 billion and $1.4 billion in additional collateralized borrowing capacity with the FHLB and Federal Reserve Bank, respectively. We also have the ability to generate liquidity in the form of additional deposits by raising the yield on our customer deposit accounts.

Off-Balance Sheet Arrangements

We enter into various off-balance-sheet arrangements in the ordinary course of business, primarily to meet the needs of our customers and to reduce our own exposure to interest rate risk. These arrangements include firm commitments to extend credit and letters of credit. Additionally, we enter into guarantees and other similar arrangements as part of transactions in the ordinary course of business. For additional information on each of these arrangements, see Note 21—Commitments, Contingencies and Other Regulatory Matters of Item 8. Financial Statements and Supplementary Data.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at December 31, 2011 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (dollars in millions):

	Payments Due by Period
	Less Than 1 Year	1-3 Years	3-5 Years	Thereafter	Total
Securities sold under agreements to repurchase(1)	$3,218.7	$1,178.3	$433.0	$302.4	$5,132.4
FHLB advances and other borrowings(1)(2)	910.3	486.4	834.8	1,098.4	3,329.9
Corporate debt(3)	164.8	329.6	969.9	1,079.8	2,544.1
Uncertain tax positions	10.2	17.1	20.7	341.1	389.1
Certificates of deposit and brokered certificates of deposit(1)(4)	146.3	46.5	25.1	30.0	247.9
Operating lease payments(5)	21.1	34.9	35.8	53.2	145.0
Purchase obligations(6)	54.6	19.1	0.6	—	74.3

Total contractual obligations	$4,526.0	$2,111.9	$2,319.9	$2,904.9	$11,862.7

(1)

Includes annual interest based on the contractual features of each transaction, using market rates at December 31, 2011. Interest rates are assumed to remain at current levels over the life of all adjustable rate instruments.

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

As of December 31, 2011, the Company had $0.4 billion of unused lines of credit available to customers under home equity lines of credit and $0.3 billion of unused consumer and other lines. As of December 31, 2011, the Company had no commitments to purchase loans. The Company had a commitment to originate and sell mortgage loans of $140.8 million and $11.7 million, respectively. The Company had a commitment to purchase and sell securities of $524.6 million and $192.5 million, respectively. The Company also had $6.4 million in commitments to fund low income housing tax credit partnerships and other limited partnerships as of December 31, 2011. Additional information related to commitments and contingent liabilities is detailed in Note 21—Commitments, Contingencies and Other Regulatory Matters of Item 8. Financial Statements and Supplementary Data.

Other Liquidity Matters

We do not hold any positions in sovereign debt of European countries and therefore have no direct exposure to the concerns regarding the creditworthiness of certain sovereign governments in Europe.

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

We are also subject to other risks that could impact our business, financial condition, results of operations or cash flows in future periods. See Part I–Item 1A. Risk Factors.

We manage risk through a governance structure involving the Board of Directors, senior management and several risk committees. We use management level risk committees to help ensure that business decisions are executed within our desired risk profile. A variety of methodologies and measures are used to monitor, quantify, assess and forecast risk. Measurement criteria, methodologies and calculations are reviewed periodically to assure that risks are represented appropriately. Risks are managed and controlled under policies and related limits that are approved by the Board of Directors and delegated to senior management.

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

•

Credit Risk Committee—The Credit Risk Committee monitors asset quality trends, evaluates market conditions, reviews the adequacy of the allowance for loan losses, establishes underwriting standards, approves large credit exposures, approves large portfolio purchases and delegates credit approval authority.

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

Credit risk is monitored by our Credit Risk Committee, whose objective is to monitor current and expected market conditions and the associated probable impact on the Company’s credit risk. The Credit Risk Committee establishes credit risk guidelines in accordance with the Company’s strategic objectives and existing policies. The Credit Risk Committee reviews investment and lending activities involving credit risk to ensure consistency with those established guidelines. These reviews involve an analysis of portfolio balances, delinquencies, losses, recoveries, default management and collateral liquidation performance, as well as any credit risk mitigation efforts relating to the portfolios. In addition, the Credit Risk Committee reviews and approves credit related counterparties engaged in financial transactions with the Company.

Loss Mitigation

We have a credit management team that focuses on the mitigation of potential losses in the loan portfolio. Through a variety of strategies, including voluntary line closures, automatically freezing lines on all delinquent accounts, and freezing lines on loans with materially reduced home equity, we have reduced our exposure to open home equity lines from a high of over $7 billion in 2007 to $0.4 billion as of December 31, 2011.

We also have an initiative to assess our servicing relationships and where appropriate transfer certain mortgage loans to servicers that specialize in managing troubled assets. We believe this initiative will improve the credit performance of the loans transferred in future periods when compared to the expected credit performance of these same loans if they had not been transferred. These specialized servicers focus on loan modifications and pursue trial modifications for loans that are more than 180 days delinquent. We completed a transfer of $2.2 billion of mortgage loans during the third and fourth quarters of 2011, which resulted in a total of $3.0 billion of our mortgage loan portfolio at servicers that specialize in managing troubled assets as of December 31, 2011.

We also have a loan modification program that focuses on the mitigation of potential losses in the loan portfolio. We consider modifications in which we make an economic concession to a borrower experiencing financial difficulty a TDR. During the year ended December 31, 2011, we modified $569.8 million and $121.8 million of one- to four-family and home equity loans, respectively, in which the modification was considered a TDR. As we transition from the OTS to the OCC, we are working to align certain policies and procedures with the guidance from the OCC. As a result, we suspended certain modification programs that will require changes and we expect a decrease in the volume of TDRs in 2012. Trial modifications are classified immediately as TDRs and continue to be reported as delinquent until the successful completion of the trial period, which is typically 90 days. The loan is then classified as current and becomes a permanent modification. There is no impact on the allowance for loan losses for trial modifications as they were written down to the expected recovery value when they became 180 days past due.

We also processed minor modifications on a number of loans through traditional collections actions taken in the normal course of servicing delinquent accounts. These actions typically result in an insignificant delay in the timing of payments; therefore, we do not consider such activities to be economic concessions to the borrowers. As of December 31, 2011 and 2010, we had $44.7 million and $49.9 million of mortgage loans, respectively, in which the modification was not considered a TDR due to the insignificant delay in the timing of payments. Approximately 8% of these loans were classified as nonperforming for both of the years ended December 31, 2011 and 2010.

We continue to review the mortgage loan portfolio in order to identify loans to be repurchased by the originator. Our review is primarily focused on identifying loans with violations of transaction representations and warranties or material misrepresentation on the part of the seller. Any loans identified with these deficiencies are submitted to the original seller for repurchase. Approximately $113.8 million of loans were repurchased by the original sellers for the year ended December 31, 2011. A total of $335.5 million of loans were repurchased by the original sellers since we actively started reviewing our purchased loan portfolio beginning in 2008.

During the years ended December 31, 2011 and 2010, we agreed to settlements with three particular originators specific to loans sold to us by those originators. One-time payments were made to us to satisfy in full all pending and future repurchase requests with those specific originators. We accepted these offers as we believed the economics of these settlements were to our advantage. During the years ended December 31, 2011 and 2010 we applied $46 million and $25 million, respectively, to the allowance for loan losses, resulting in a corresponding reduction to our net charge-offs as well as our provision for loan losses.

Underwriting Standards—Originated Loans

We provide access to real estate loans for our customers through a third party company. We structured this arrangement to minimize our assumption of any of the typical risks commonly associated with mortgage lending. The third party company providing this product performs all processing and underwriting of these loans. The third party company is responsible for the credit risk associated with these loans and purchases the loans from us shortly after the loan closes. We originated $129.7 million in loans during the year ended December 31, 2011 and we had commitments to originate mortgage loans of $140.8 million at December 31, 2011.

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

Interest Rate Risk Management

Interest rate risks are monitored and managed by ALCO, including the analysis of interest sensitivity to changes in market interest rates under various scenarios. The scenarios assume both parallel and non-parallel shifts in the yield curve. See Item 7A. Quantitative and Qualitative Disclosures about Market Risk for additional information about our interest rate risks.

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

The failure of a third party vendor to adequately meet its responsibilities could result in financial loss and impact our reputation. On an annual basis, the Vendor Management group monitors our vendor relationships and arrangements. The vendor risk identification process includes reviews of contracts, financial soundness of providers, information security and business continuity.

CONCENTRATIONS OF CREDIT RISK

Loans

We track and review factors to predict and monitor credit risk in the mortgage loan portfolio on an ongoing basis. These factors include: loan type, estimated current loan-to-value (“LTV”)/combined loan-to-value (“CLTV”) ratios, delinquency history, documentation type, borrowers’ current credit scores, housing prices, loan acquisition channel, loan vintage and geographic location of the property. In economic conditions in which housing prices generally appreciate, we believe that loan type, LTV/CLTV ratios, documentation type and credit scores are the key factors in determining future loan performance. In a housing market with declining home prices and less credit available for refinance, we believe the LTV/CLTV ratio becomes a more important factor in predicting and monitoring credit risk. The factors are updated on at least a quarterly basis. We track and review delinquency status to predict and monitor credit risk in the consumer and other loan portfolio on an ongoing basis.

The home equity loan portfolio is primarily second lien loans on residential real estate properties, which have a higher level of credit risk than first lien mortgage loans. Approximately 14% of the home equity portfolio was in the first lien position as of December 31, 2011. We hold both the first and second lien positions in less than 1% of the home equity loan portfolio. The home equity loan portfolio consists of home equity installment loans and home equity lines of credit.

Home equity installment loans are primarily fixed rate and fixed term, fully amortizing loans that do not offer the option of an interest-only payment. Home equity lines of credit convert to amortizing loans at the end of the draw period, which ranges from 60 months to 120 months. At December 31, 2011, the vast majority of the home equity line of credit portfolio had not converted from the interest-only draw period to an amortizing loan. In addition, approximately 79% of the home equity line of credit portfolio will not begin amortizing until after 2014. The following table outlines when home equity lines of credit convert to amortizing for the home equity line of credit portfolio as of December 31, 2011:

Period of Conversion to Amortizing Loan	% of Home Equity Line of Credit Portfolio
Already amortizing	7%
Year ending December 31, 2012	3%
Year ending December 31, 2013	4%
Year ending December 31, 2014	7%
After December 31, 2014	79%

The following tables show the distribution of the mortgage loan portfolios by credit quality indicator (dollars in millions):

	One- to Four-Family		Home Equity
	December 31,		December 31,
Current LTV/CLTV(1)	2011	2010	2011	2010
<=80%	$1,596.3	$2,233.2	$1,168.9	$1,484.9
80%-100%	1,716.8	2,329.5	967.9	1,302.9
100%-120%	1,527.3	1,732.1	1,191.9	1,482.8
>120%	1,775.4	1,875.5	2,000.0	2,139.7

Total mortgage loans receivable	$6,615.8	$8,170.3	$5,328.7	$6,410.3

Average estimated current LTV/CLTV(2)	106.7%	100.8%	112.1%	107.7%
Average LTV/CLTV at loan origination(3)	71.0%	70.6%	79.2%	79.3%

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

(2)	The average estimated current LTV/CLTV ratio reflects the outstanding balance at the balance sheet date, divided by the estimated current value of the underlying property.
(3)	Average LTV/CLTV at loan origination calculations are based on LTV/CLTV at time of purchase for one- to four-family purchased loans and undrawn balances for home equity loans.

	One- to Four-Family		Home Equity
	December 31,		December 31,
Documentation Type	2011	2010	2011	2010
Full documentation	$2,845.6	$3,556.5	$2,699.2	$3,201.4
Low/no documentation	3,770.2	4,613.8	2,629.5	3,208.9

Total mortgage loans receivable	$6,615.8	$8,170.3	$5,328.7	$6,410.3

	One- to Four-Family		Home Equity
	December 31,		December 31,
Current FICO(1)	2011	2010	2011	2010
>=720	$3,557.6	$4,438.4	$2,780.2	$3,101.8
719 - 700	585.2	709.6	497.7	665.7
699 - 680	448.6	566.3	408.8	550.8
679 - 660	385.0	434.8	325.8	411.7
659 - 620	525.9	634.0	447.9	512.5
<620	1,113.5	1,387.2	868.3	1,167.8

Total mortgage loans receivable	$6,615.8	$8,170.3	$5,328.7	$6,410.3

(1)

FICO scores are updated on a quarterly basis; however, as of December 31, 2011 and 2010, there were some loans for which the updated FICO scores were not available. The current FICO distribution as of December 31, 2011 included original FICO scores for approximately $153 million and $30 million of one- to four-family and home equity loans, respectively. The current FICO distribution as of December 31, 2010 included original FICO scores for approximately $218 million and $168 million of one- to four-family and home equity loans, respectively.

	One- to Four-Family		Home Equity
	December 31,		December 31,
Acquisition Channel	2011	2010	2011	2010
Purchased from a third party	$5,420.8	$6,687.7	$4,669.6	$5,607.2
Originated by the Company	1,195.0	1,482.6	659.1	803.1

Total mortgage loans receivable	$6,615.8	$8,170.3	$5,328.7	$6,410.3

	One- to Four-Family		Home Equity
	December 31,		December 31,
Vintage Year	2011	2010	2011	2010
2003 and prior	$239.9	$297.6	$302.6	$392.1
2004	620.5	759.3	472.9	585.7
2005	1,377.7	1,713.4	1,387.0	1,615.8
2006	2,528.5	3,108.3	2,480.0	2,999.1
2007	1,841.1	2,276.6	674.8	805.0
2008	8.1	15.1	11.4	12.6

Total mortgage loans receivable	$6,615.8	$8,170.3	$5,328.7	$6,410.3

	One- to Four-Family		Home Equity
	December 31,		December 31,
Geographic Location	2011	2010	2011	2010
California	$3,096.0	$3,773.6	$1,690.3	$2,038.3
New York	488.2	613.0	387.0	459.0
Florida	458.2	563.4	377.8	456.0
Virginia	280.8	338.1	234.1	278.0
Other states	2,292.6	2,882.2	2,639.4	3,179.0

Total mortgage loans receivable	$6,615.8	$8,170.3	$5,328.6	$6,410.3

Approximately 40% of the Company’s real estate loans were concentrated in California at both December 31, 2011 and 2010. No other state had concentrations of real estate loans that represented 10% or more of the Company’s real estate portfolio.

Additionally, we do not expect interest rate resets to be a material driver of credit costs in the future as less than 1% of one- to four-family loans are expected to experience a payment increase of more than 10% and nearly 70% are expected to reset to a lower payment in 2012. We expect approximately $3.2 billion in one-to four-family loans to reset in 2012 of which $1.1 billion are resetting for the first time.

Allowance for Loan Losses

The allowance for loan losses is management’s estimate of probable losses inherent in the loan portfolio as of the balance sheet date. The estimate of the allowance for loan losses is based on a variety of quantitative and qualitative factors, including the composition and quality of the portfolio; delinquency levels and trends; current and historical charge-off and loss experience; our historical loss mitigation experience; the condition of the real estate market and geographic concentrations within the loan portfolio; the interest rate climate; the overall availability of housing credit; and general economic conditions. The allowance for loan losses is typically equal to management’s forecast of loan losses in the twelve months following the balance sheet date as well as the forecasted losses, including economic concessions to borrowers, over the estimated remaining life of loans modified as TDRs.

The following table presents the allowance for loan losses by major loan category (dollars in millions):

	One- to Four-Family		Home Equity		Consumer and Other		Total
	Allowance	Allowance as a % of Loans Receivable(1)	Allowance	Allowance as a % of Loans Receivable(1)	Allowance	Allowance as a % of Loans Receivable(1)	Allowance	Allowance as a % of Loans Receivable(1)
December 31, 2011	$314.2	4.73%	$463.3	8.60%	$45.3	4.02%	$822.8	6.25%
December 31, 2010	$389.6	4.75%	$576.1	8.87%	$65.5	4.48%	$1,031.2	6.38%

(1)	Allowance as a percentage of loans receivable is calculated based on the gross loans receivable for each respective category.

During the year ended December 31, 2011, the allowance for loan losses decreased by $208.4 million from the level at December 31, 2010. The decrease was driven by improving credit trends and loan portfolio run-off, as evidenced by the lower levels of delinquent loans in the one- to four-family and home equity loan portfolios. The provision for loan losses has declined for three consecutive years, down 72% from its peak of $1.6 billion for the year ended December 31, 2008. We expect provision for loan losses to continue to decline in 2012 when compared to 2011, although it is subject to variability from quarter to quarter.

As we transition from the OTS to the OCC, we are evaluating programs and practices that were designed in accordance with guidance from the OTS. We are working to align certain policies and procedures to the guidance from the OCC and have suspended certain loan modification programs that will require changes. We increased the qualitative reserve in 2011 to reflect additional estimated losses during the period of reduced activity in our modification programs, as well as uncertainty around certain loans modified under our previous programs. Once the evaluation of the existing programs and practices is complete and any necessary changes have been implemented, we will re-assess the overall qualitative reserve. See Summary of Critical Accounting Policies and Estimates for a discussion of the estimates and assumptions used in the allowance for loan losses, including the qualitative reserve.

Troubled Debt Restructurings

Included in allowance for loan losses was a specific allowance of $320.1 million and $357.0 million that was established for TDRs at December 31, 2011 and 2010, respectively. The specific allowance for these individually impaired loans represents the forecasted losses over the remaining life of the loan, including the economic concession to the borrower. The following table shows loans that have been modified in a TDR and the specific valuation allowance by loan portfolio as well as the percentage of total expected losses as of December 31, 2011 and 2010 (dollars in millions):

	Recorded Investment in TDRs	Specific Valuation Allowance	Net Investment in TDRs	Specific Valuation Allowance as a % of TDR Loans	Total Expected Losses
December 31, 2011
One- to four-family	$973.0	$101.2	$871.8	10%	28%
Home equity	445.9	218.9	227.0	49%	55%

Total	$1,418.9	$320.1	$1,098.8	23%	35%

December 31, 2010
One- to four-family	$548.6	$84.5	$464.1	15%	28%
Home equity	488.3	272.5	215.8	56%	59%

Total	$1,036.9	$357.0	$679.9	34%	42%

The recorded investment in TDRs includes the charge-offs related to certain loans that were written down to the estimated current value of the underlying property less estimated costs to sell. These charge-offs were recorded on loans that were delinquent in excess of 180 days or in bankruptcy prior to the loan modification. The total expected loss on TDRs includes both the previously recorded charge-offs and the specific valuation allowance.

The following table shows the TDRs by delinquency category as of December 31, 2011 and 2010 (dollars in millions):

	TDRs Current	TDRs 30-89 Days Delinquent	TDRs 90-179 Days Delinquent	TDRs 180+ Days Delinquent	Total Recorded Investment in TDRs
December 31, 2011
One- to four-family	$774.0	$85.7	$31.3	$82.0	$973.0
Home equity	351.6	51.4	34.5	8.4	445.9

Total	$1,125.6	$137.1	$65.8	$90.4	$1,418.9

December 31, 2010
One- to four-family	$420.2	$55.5	$21.6	$51.3	$548.6
Home equity	388.7	56.7	39.8	3.1	488.3

Total	$808.9	$112.2	$61.4	$54.4	$1,036.9

TDRs on accrual status, which are current and have made six or more consecutive payments, were $795.3 million, $508.9 million and $222.8 million as of December 31, 2011, 2010 and 2009, respectively. We did not have any TDRs as of December 31, 2008 and 2007.

We evaluate the re-delinquency rates in order to monitor TDR performance. We also monitor the average re-delinquency rates for TDRs twelve months after the modification occurred, which are based on cumulative performance since the modification program began.

The following table shows the average re-delinquency rates for TDRs twelve months after the modification occurred:

	One- to Four -Family	Home Equity
December 31, 2011	29%	42%
September 30, 2011	28%	42%
June 30, 2011	31%	43%
March 31, 2011	36%	44%
December 31, 2010	42%	45%

Net Charge-offs

The following table provides an analysis of the allowance for loan losses and net charge-offs for the past five years (dollars in millions):

	Year Ended December 31,
	2011	2010	2009	2008	2007
Allowance for loan losses, beginning of period	$1,031.2	$1,182.7	$1,080.6	$508.2	$67.6
Provision for loan losses	440.6	779.4	1,498.1	1,583.7	640.1
Charge-offs:
One- to four-family	(228.9)	(302.6)	(364.3)	(138.0)	(5.7)
Home equity	(457.3)	(600.0)	(966.3)	(820.2)	(168.1)
Consumer and other	(59.3)	(80.3)	(111.6)	(84.8)	(53.9)

Total charge-offs	(745.5)	(982.9)	(1,442.2)	(1,043.0)	(227.7)
Recoveries:
One- to four-family	20.8	—	—	0.4	0.5
Home equity	58.1	26.6	15.3	8.2	4.4
Consumer and other	17.6	25.4	30.9	23.1	23.3

Total recoveries	96.5	52.0	46.2	31.7	28.2

Net charge-offs	(649.0)	(930.9)	(1,396.0)	(1,011.3)	(199.5)

Allowance for loan losses, end of period	$822.8	$1,031.2	$1,182.7	$1,080.6	$508.2

Net charge-offs to average loans receivable outstanding	4.42%	5.10%	6.04%	3.64%	0.65%

The following table allocates the allowance for loan losses by loan category (dollars in millions):

	December 31,
	2011		2010		2009		2008		2007
	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)
One- to four-family	$314.2	50.7%	$389.6	51.0%	$489.9	52.4%	$185.2	51.3%	$18.8	51.3%
Home equity	463.3	40.8	576.1	40.0	620.0	38.5	833.8	39.6	459.2	39.4
Consumer and other	45.3	8.5	65.5	9.0	72.8	9.1	61.6	9.1	30.2	9.3

Total allowance for loan losses	$822.8	100.0%	$1,031.2	100.0%	$1,182.7	100.0%	$1,080.6	100.0%	$508.2	100.0%

(1)	Represents percentage of loans receivable in the category to total loans receivable, excluding premiums (discounts).

Loan losses are recognized when it is probable that a loss has been incurred. The charge-off policy for both one- to four-family and home equity loans is to assess the value of the property when the loan has been delinquent for 180 days or is in bankruptcy, regardless of whether or not the property is in foreclosure, and charge-off the amount of the loan balance in excess of the estimated current value of the underlying property less estimated costs to sell. Closed-end consumer loans are charged-off when the loan has been 120 days delinquent or when it is determined that collection is not probable.

Net charge-offs for the year ended December 31, 2011 compared to 2010 decreased by $281.9 million. Net charge-offs declined for two consecutive years, down 54% from its peak of $1.4 billion for the year ended December 31, 2009. The overall decrease was due primarily to lower delinquencies in both one- to four- family and home equity loans. We believe net charge-offs will continue to decline in future periods as a result of the downward trend in special mention delinquencies, which is discussed below. However, because the timing and magnitude of the improvement is affected by many factors, we anticipate variability from quarter to quarter while continuing to see a downward trend over the long term. The following graph illustrates the net charge-offs by quarter:

Nonperforming Assets

We classify loans as nonperforming when they are no longer accruing interest, which includes loans that are 90 days past due and TDRs that are on nonaccrual status for all classes of loans. The following table shows the comparative data for nonperforming loans and assets (dollars in millions):

	December 31,
	2011	2010(1)	2009(1)	2008(1)	2007(1)
One- to four-family	$930.2	$1,256.2	$1,335.9	$593.1	$181.3
Home equity	281.4	360.8	430.2	341.2	229.5
Consumer and other	4.5	5.5	6.7	7.8	7.6

Total nonperforming loans	1,216.1	1,622.5	1,772.8	942.1	418.4
Real estate owned (“REO”) and other repossessed assets, net	87.6	133.5	115.7	108.1	45.9

Total nonperforming assets, net	$1,303.7	$1,756.0	$1,888.5	$1,050.2	$464.3

Nonperforming loans receivable as a percentage of gross loans receivable	9.24%	10.04%	8.71%	3.69%	1.37%
One- to four-family allowance for loan losses as a percentage of one- to four-family nonperforming loans	33.78%	31.01%	36.67%	31.22%	10.39%
Home equity allowance for loan losses as a percentage of home equity nonperforming loans	164.64%	159.67%	144.15%	244.34%	200.05%
Consumer and other allowance for loan losses as a percentage of consumer and other nonperforming loans	1000.46%	1194.56%	1082.29%	790.72%	396.71%
Total allowance for loan losses as a percentage of total nonperforming loans	67.66%	63.56%	66.73%	114.70%	121.44%

(1)	Nonperforming loans have been represented to include loans that are 90 days past due and TDRs that are on nonaccrual status for all classes of loans.

During the year ended December 31, 2011, nonperforming assets, net decreased $452.3 million to $1.3 billion when compared to December 31, 2010. This was attributed primarily to a decrease in nonperforming one- to four-family loans of $326.0 million and home equity loans of $79.4 million for the year ended December 31, 2011 when compared to 2010.

The following graph illustrates the nonperforming loans by quarter:

Delinquent Loans

We believe the distinction between loans delinquent 90 to 179 days and loans delinquent 180 days and greater is important as loans delinquent 180 days and greater have been written down to their expected recovery value, whereas loans delinquent 90 to 179 days have not (unless they are in process of bankruptcy). We believe loans delinquent 90 to 179 days is an important measure because these loans are expected to drive the vast majority of future charge-offs. Additional charge-offs on loans delinquent 180 days and greater are possible if home prices decline beyond current expectations, but we do not anticipate these charge-offs to be significant, particularly when compared to the expected charge-offs on loans delinquent 90 to 179 days. We expect the balances of one- to four-family loans delinquent 180 days and greater to decline over time; however, we expect the balances to remain at high levels in the near term due to the extensive amount of time it takes to foreclose on a property in the current real estate market.

The following table shows the comparative data for loans delinquent 90 to 179 days (dollars in millions):

	December 31,
	2011	2010
One- to four-family	$136.2	$226.1
Home equity	99.7	143.0
Consumer and other loans	4.1	4.8

Total loans delinquent 90-179 days(1)	$240.0	$373.9

Loans delinquent 90-179 days as a percentage of gross loans receivable	1.82%	2.31%

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

The following graph shows the loans delinquent 90 to 179 days for each of our major loan categories:

In addition to nonperforming assets, we monitor loans in which a borrower’s past credit history casts doubt on their ability to repay a loan. We classify loans as special mention when they are between 30 and 89 days past due. The following table shows the comparative data for special mention loans (dollars in millions):

	December 31,
	2011	2010
One- to four-family	$294.8	$388.6
Home equity	154.6	175.6
Consumer and other loans	17.7	25.2

Total special mention loans(1)	$467.1	$589.4

Special mention loans receivable as a percentage of gross loans receivable	3.55%	3.65%

(1)

The decrease in special mention loans includes the impact of loan modification programs in which borrowers who were 30 to 89 days past due were made current. Loans modified as TDRs are accounted for as nonaccrual loans at the time of modification and return to accrual status after six consecutive payments are made in accordance with the modified terms.

The trend in special mention loan balances are generally indicative of the expected trend for charge-offs in future periods, as these loans have a greater propensity to migrate into nonaccrual status and ultimately charge-off. One- to four-family loans are generally secured in a first lien position by real estate assets, reducing the potential loss when compared to an unsecured loan. Home equity loans are generally secured by real estate assets; however, the majority of these loans are secured in a second lien position, which substantially increases the potential loss when compared to a first lien position. The loss severity of our second lien home equity loans is approximately 95%.

During the year ended December 31, 2011, special mention loans decreased by $122.3 million to $467.1 million and are down 53% from their peak of $1.0 billion as of December 31, 2008. This decrease was largely due to a decrease in both one- to four-family and home equity special mention loans. While the level of special mention loans can fluctuate significantly in any given period, we believe the continued decrease is an encouraging sign regarding the future credit performance of the mortgage loan portfolio.

The following graph illustrates the special mention loans by quarter:

Securities

We focus primarily on security type and credit rating to monitor credit risk in our securities portfolios. We believe our highest concentration of credit risk within this portfolio is the non-agency CMO portfolio. The table below details the amortized cost of debt securities and FHLB stock by average credit ratings and type of asset as of December 31, 2011 and 2010 (dollars in millions):

December 31, 2011	AAA	AA	A	BBB	Below Investment Grade and Non-Rated	Total
Agency mortgage-backed securities and CMOs	$19,069.0	$—	$—	$—	$—	$19,069.0
Other agency debt securities	1,160.6	—	—	—	—	1,160.6
Agency debentures	788.5	118.2	—	—	—	906.7
Non-agency CMOs	5.6	9.9	8.0	16.1	383.0	422.6
Municipal bonds, corporate bonds and FHLB stock	150.8	20.0	8.0	9.5	19.9	208.2

Total	$21,174.5	$148.1	$16.0	$25.6	$402.9	$21,767.1

December 31, 2010	AAA	AA	A	BBB	Below Investment Grade and Non-Rated	Total
Agency mortgage-backed securities and CMOs	$14,946.9	$—	$—	$—	$—	$14,946.9
Agency debentures	1,543.7	—	—	—	—	1,543.7
Other agency debt securities	502.5	—	—	—	—	502.5
Non-agency CMOs	37.4	49.3	115.7	9.0	278.9	490.3
Municipal bonds, corporate bonds and FHLB stock	194.8	—	17.4	19.9	—	232.1

Total	$17,225.3	$49.3	$133.1	$28.9	$278.9	$17,715.5

S&P downgraded the long-term debt rating of the U.S. government from AAA to AA+ in 2011 while Moody’s and Fitch maintained their AAA rating. We categorize securities based on average credit rating and as a result, the credit ratings for agency mortgage-backed securities and CMOs, other agency debt securities and agency debentures backed by the U.S. government continued to be classified as AAA as of December 31, 2011.

Certain non-agency CMOs were other-than-temporarily impaired as a result of the deterioration in the expected credit performance of the underlying loans in those specific securities. As of December 31, 2011, we held approximately $329.9 million in amortized cost of non-agency CMOs that had been other-than-temporarily impaired. We recorded $14.9 million, $37.7 million and $89.1 million of net impairment for the years ended December 31, 2011, 2010 and 2009, respectively, related to other-than-temporarily impaired non-agency CMOs. Further declines in the performance of our non-agency CMO portfolio could result in additional impairments in future periods.

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

Allowance for Loan Losses

Description

The allowance for loan losses is management’s estimate of probable losses inherent in the loan portfolio as of the balance sheet date. In determining the adequacy of the allowance, we perform periodic evaluations of the loan portfolio and loss forecasting assumptions. As of December 31, 2011, the allowance for loan losses was $822.8 million on $13.1 billion of total loans receivable designated as held-for-investment.

Judgments

Determining the adequacy of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain. Subsequent evaluations of the loan portfolio, in light of the factors then prevailing, may result in significant changes in the allowance for loan losses in future periods. We evaluate the adequacy of the allowance for loan losses by loan portfolio segment: one- to four-family, home equity and consumer and other loan portfolios. The estimate of the allowance for loan losses is based on a variety of quantitative and qualitative factors, including the composition and quality of the portfolio; delinquency levels and trends; current and historical charge-off and loss experience; our historical loss mitigation experience; the condition of the real estate market and geographic concentrations within the loan portfolio; the interest rate climate; the overall availability of housing credit; and general economic conditions. The allowance for loan losses is typically equal to management’s forecast of loan losses in the twelve months following the balance sheet date as well as the forecasted losses, including economic concessions to borrowers, over the estimated remaining life of loans modified as TDRs.

For loans that are not TDRs, we established a general allowance. The one- to four-family and home equity loan portfolios are separated into risk segments based on key risk factors, which include but are not limited to loan type, loan acquisition channel, delinquency history, documentation type, LTV/CLTV ratio and borrowers’ credit scores. For home equity loans in the second lien position, the original balance of the first lien loan at origination date and updated valuations on the property underlying the loan are used to calculate CLTV. Both current CLTV and FICO scores are among the factors utilized to categorize the risk associated with mortgage loans and assign a probability assumption of future default. We utilize historical mortgage loan performance data to calibrate the forecast of future delinquency and default for these risk segments. The consumer and other loan portfolio is separated into risk segments by product and delinquency status. We utilize historical performance data and historical recovery rates on collateral liquidation to forecast future delinquency and loss at the product level. The one- to four-family and home equity loan portfolios represented 51% and 41%, respectively, of total loans receivable as of December 31, 2011. The consumer and other loan portfolio represented 8% of total loans receivable as of December 31, 2011.

The general allowance for loan losses also included a qualitative component to account for a variety of economic and operational factors that are not directly considered in the quantitative loss model but are factors we believe may impact the level of credit losses. Examples of these economic and operational factors are changes in the level of unemployment and the limited historical charge-off and loss experience on modified loans. The qualitative component for the consumer and other loan portfolio was 15% of the general allowance for loan losses at December 31, 2011 and 2010. The qualitative component for the one- to four-family and home equity loan portfolios increased from 15% of the general allowance for loan losses at December 31, 2010 to 35% at December 31, 2011. The total qualitative factor was $124 million as of December 31, 2011. As the OCC conducts its first cycle of examinations since succeeding to the OTS as our bank’s primary federal banking supervisor, its views of our loan-related programs and practices that were designed in accordance with guidance from the OTS may differ from the views previously taken by the OTS and may result in our making changes to such programs and practices. As part of this regulatory transition, we are evaluating programs and practices that were designed in accordance with guidance from the OTS. We are working to align certain policies and procedures to the guidance from the OCC and have suspended certain modification programs that will require changes. We increased the qualitative reserve in 2011 to reflect additional estimated losses during the period of reduced activity in our modification programs, as well as uncertainty around certain loans modified under our previous programs. Once the evaluation of the existing programs and practices is complete and any necessary changes have been implemented, we will re-assess the overall qualitative reserve.

For modified loans accounted for as TDRs, we established a specific allowance. The specific allowance for TDRs factors in the historical default rate of an individual loan before being modified as a TDR in the discounted cash flow analysis in order to determine that specific loan’s expected impairment. For both of the one- to four-family and home equity loan portfolio segments, each loan’s individual default experience is analyzed in addition to the performance observed in similar seasoned TDRs in our overall TDR program when calculating the specific allowance. A specific allowance is established to the extent that the recorded investment exceeds the discounted cash flows of a TDR with a corresponding charge to provision for loan losses. The specific allowance for these individually impaired loans represents the forecasted losses over the estimated remaining life of the loan, including the economic concession to the borrower.

Effects if Actual Results Differ

The crisis in the residential real estate and credit markets has substantially increased the complexity and uncertainty involved in estimating the losses inherent in the loan portfolio. In the current market it is difficult to estimate how potential changes in the quantitative and qualitative factors might impact the allowance for loan losses. If our underlying assumptions and judgments prove to be inaccurate, the allowance for loan losses could be insufficient to cover actual losses. We may be required under such circumstances to further increase the provision for loan losses, which could have an adverse effect on the regulatory capital position and our results of operations in future periods.

Estimates of Effective Tax Rates, Deferred Taxes and Valuation Allowances

Description

In preparing the consolidated financial statements, we calculate income tax expense (benefit) based on our interpretation of the tax laws in the various jurisdictions where we conduct business. This requires us to estimate current tax obligations and the realizability of uncertain tax positions and to assess temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities. These differences result in deferred tax assets and liabilities, the net amount of which we show as other assets or other liabilities on the consolidated balance sheet. We must also assess the likelihood that each of the deferred tax assets will be realized. To the extent we believe that realization is not more likely than not, we establish a valuation allowance. When we establish a valuation allowance or increase this allowance in a reporting period, we generally record a corresponding tax expense in the consolidated statement of income (loss). Conversely, to the extent circumstances indicate that a valuation allowance is no longer necessary, that portion of the valuation allowance is reversed, which generally reduces overall income tax expense. At December 31, 2011 we had deferred tax assets of $1.6 billion, net of a valuation allowance (on state, foreign country and charitable contribution deferred tax assets) of $73.5 million.

Judgments

Management must make significant judgments to determine the provision for income tax expense (benefit), deferred tax assets and liabilities and any valuation allowance to be recorded against net deferred tax assets. Changes in our estimate of these taxes occur periodically due to changes in the tax rates, changes in business operations, implementation of tax planning strategies, the expiration of relevant statutes of limitations, resolution with taxing authorities of uncertain tax positions and newly enacted statutory, judicial and regulatory guidance.

The most significant tax related judgment made by management was the determination of whether to provide for a valuation allowance against net deferred tax assets. We are required to establish a valuation allowance for deferred tax assets and record a charge to income if we determine, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Our analysis of the need for a valuation allowance recognizes that we are in a cumulative book loss position as of the three-year period ended December 31, 2011, which is considered significant and objective evidence that we may not be able to realize some portion of the deferred tax assets in the future. However, we did not establish a valuation allowance against federal deferred tax assets as of December 31, 2011 as we believe that it is more likely than not that all of these assets will be realized. Approximately two-thirds of existing federal deferred tax assets are not related to net operating losses and therefore, have no expiration date. We expect to utilize the vast majority of the existing federal deferred tax assets over the next seven years, with a small balance remaining as a result of the current limitation caused by the ownership change (which is expected to be fully utilized in advance of the statutory carry forward period).

Our evaluation focused on identifying significant, objective evidence that we will be able to realize the deferred tax assets in the future. We determined that our expectations regarding future earnings are objectively verifiable due to various factors. One factor is the consistent profitability of the core business, the trading and investing segment, which has generated substantial income for each of the last eight years, including through uncertain economic and regulatory environments. The core business is driven by brokerage customer activity and includes trading, brokerage cash, margin lending, long-term investing and other brokerage related activities. These activities drive variable expenses that correlate to the volume of customer activity, which has resulted in stable, ongoing profitability.

Another factor is the mitigation of losses in the balance sheet management segment, which generated a large net operating loss in 2007 caused by the crisis in the residential real estate and credit markets. Much of this loss came from the sale of the asset-backed securities portfolio and credit losses from the mortgage loan portfolio. We no longer hold any of those asset-backed securities and shut down mortgage loan acquisition activities in 2007. In effect, the key business activities that led to the generation of the deferred tax assets were shut down over four years ago. As a result, the losses in the balance sheet management segment have continued to decline significantly. In addition, we continue to realize the benefit of various credit loss mitigation activities for the mortgage loans purchased in 2007 and prior, most notably, actively reducing or closing unused home equity lines of credit and aggressively exercising put-back clauses to sell back improperly documented loans to the originators. As a result of these loss containment measures, provision for loan losses has declined for three consecutive years, down 72% from its peak of $1.6 billion for the year ended December 31, 2008.

We maintain a valuation allowance for certain of our state deferred tax assets as it is more likely than not that they will not be realized. At December 31, 2011, we had state deferred tax assets of approximately $102.1 million that related to our state net operating loss carry forwards and temporary differences with a valuation allowance of $28.7 million against such deferred tax assets.

Effects if Actual Results Differ

Changes in tax expense (benefit) due to the actual effective tax rates differing from our estimates affect accrued taxes and could be material to results of operations for any particular reporting period. In evaluating the need for a valuation allowance, we estimated future taxable income based on management approved forecasts. This process required significant judgment by management about matters that are by nature uncertain. If future events differ significantly from our current forecasts, a valuation allowance may need to be established, which could have a material adverse effect on our financial condition and results of operations.

Classification and Valuation of Certain Investments

Description

The classification of an investment determines its accounting treatment. We classify our investments in securities as trading, available-for-sale or held-to-maturity. Trading securities are carried at fair value and both unrealized and realized gains and losses are recognized in the consolidated statement of income (loss). Securities classified as available-for-sale are carried at fair value with unrealized gains and losses included in accumulated other comprehensive loss, net of tax. Held-to-maturity securities are carried at amortized cost based on our positive intent and ability to hold these securities to maturity. Declines in fair value for available-for-sale and held-to-maturity debt securities that we believe to be other-than-temporary are included in the consolidated statement of income (loss) in the net impairment line item. As of December 31, 2011, the available-for-sale and held-to-maturity securities portfolios consisted of debt securities, the majority of which were residential mortgage-backed securities.

Available-for-sale and held-to-maturity securities that have unrealized or unrecognized losses (impaired securities) are evaluated for OTTI at each balance sheet date. We consider OTTI for an available-for-sale or held-to-maturity debt security to have occurred if one of the following conditions are met: we intend to sell the impaired debt security; it is more likely than not that we will be required to sell the impaired debt security before recovery of the security’s amortized cost basis; or we do not expect to recover the entire amortized cost basis of the security. If we intend to sell an impaired debt security or if it is more likely than not that we will be required to sell the impaired debt security before recovery of the security’s amortized cost basis, we will recognize OTTI in earnings equal to the entire difference between the security’s amortized cost basis and the security’s fair value. For impaired debt securities that we do not intend to sell and it is not more likely than not that we will be required to sell before recovery of the security’s amortized cost basis, if we do not expect to recover the entire amortized cost basis of the securities, we will separate OTTI into two components: 1) the amount related to credit loss, recognized in earnings; and 2) the noncredit portion of OTTI, recognized through other comprehensive income (loss). For the year ended December 31, 2011, we recognized $14.9 million of net impairment on certain securities in the non-agency CMO portfolio.

Judgments

Our evaluation of whether we intend to sell an impaired debt security considers whether management has decided to sell the security as of the balance sheet date. Our evaluation of whether it is more likely than not that we will be required to sell an impaired debt security before recovery of the security’s amortized cost basis considers the likelihood of sales that involve legal, regulatory or operational requirements. For impaired debt securities that we do not intend to sell and it is not more likely than not that we will be required to sell before recovery of the security’s amortized cost basis, we use both qualitative and quantitative valuation measures to evaluate whether we expect to recover the entire amortized cost basis of the security. We consider all available information relevant to the collectibility of the security, including credit enhancements, security structure, vintage, credit ratings and other relevant collateral characteristics.

Effects if Actual Results Differ

Determining if a security has OTTI is complex and requires judgment by management about circumstances that are inherently uncertain. Subsequent evaluations of these securities, in light of factors then prevailing, may result in additional OTTI in future periods. If all available-for-sale and held-to-maturity securities with fair values lower than amortized cost as of December 31, 2011 were other-than-temporarily impaired and the gross OTTI was recorded through earnings, we would have recorded a pre-tax loss of $117.5 million.

Accounting for Derivative Instruments

Description

We enter into derivative transactions primarily to protect against interest rate risk on the value of certain assets, liabilities and future cash flows. Accounting for derivatives differs significantly depending on whether a derivative is designated as a hedge. Derivative instruments in hedging relationships that mitigate exposure to changes in the fair value of assets or liabilities are considered fair value hedges. Derivative instruments designated in hedging relationships that mitigate exposure to the variability in expected future cash flows or other forecasted transactions are considered cash flow hedges. In order to qualify for hedge accounting treatment, documentation must indicate the intention to designate the derivative as a hedge of a specific asset or liability or a future cash flow. Effectiveness of the hedge must be monitored over the life of the derivative instrument.

Each derivative instrument is recorded on the consolidated balance sheet at fair value as a freestanding asset or liability. Fair value hedges are accounted for by recording the fair value of the derivative instrument and the fair value of the asset or liability being hedged on the consolidated balance sheet. Changes in the fair value of both of the derivatives and the underlying assets or liabilities are recognized in the gains on loans and securities, net line item in the consolidated statement of income (loss). To the extent that the hedge is ineffective, the changes in the fair values will not offset and the difference, or hedge ineffectiveness, is reflected in the gains on loans and securities, net line item in the consolidated statement of income (loss). Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the consolidated balance sheet. The effective portion of the changes in fair value of the derivative instrument in a cash flow hedge is reported as a component of accumulated other comprehensive loss, net of tax in the consolidated balance sheet, for both active and terminated hedges. Amounts are then included in net operating interest income as a yield adjustment in the same period the hedged forecasted transaction affects earnings. The ineffective portion of the changes in fair value of the derivative instrument in a cash flow hedge is reported in the gains on loans and securities, net line item in the consolidated statement of income (loss).

Cash flow hedge relationships are treated as effective hedges as long as the hedged forecasted transactions remain probable and the hedges continue to meet the requirements of derivatives and hedging accounting guidance. If it becomes probable that a hedged forecasted transaction will not occur, amounts included in accumulated other comprehensive loss related to the specific hedging instruments would be immediately reclassified into the gains on loans and securities, net line item in the consolidated statement of income (loss). As of December 31, 2011, we had an unrealized pre-tax loss reported in accumulated other comprehensive loss of $734.2 million related to cash flow hedges.

Judgments

The future issuances of liabilities underlying cash flow hedge relationships, including repurchase agreements, are largely dependent on the market demand and liquidity in the wholesale borrowings market. As of December 31, 2011, we believe the forecasted issuance of all liabilities in cash flow hedge relationships is probable. However, unexpected changes in market conditions in future periods could impact our ability to issue these liabilities. We believe the forecasted issuance of liabilities in the form of repurchase agreements is most susceptible to an unexpected change in market conditions.

Effects if Actual Results Differ

If our hedging strategies were to no longer meet the effectiveness criterion or our assumptions about the nature and timing of forecasted transactions were to be inaccurate, we could no longer apply hedge accounting and our reported results would be significantly affected. For example, if we determined that the forecasted issuance of repurchase agreements associated with our cash flow hedges was no longer probable, the $595.2 million pre-tax loss in accumulated other comprehensive loss related to cash flow hedges on repurchase agreements would be reclassified into the gains on loans and securities, net line item in the consolidated statement of income (loss) in the period in which this determination was made. This loss would have a material adverse effect on our regulatory capital position and results of operations.

Fair Value Measurements

Description

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As of December 31, 2011, 33% and less than 1% of total assets and total liabilities, respectively, represented instruments measured at fair value on a recurring basis. The fair value measurement accounting guidance describes the following three levels used to classify fair value measurements:

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

Judgments

Of assets measured at fair value on a recurring basis, 91% were available-for-sale residential mortgage-backed securities as of December 31, 2011. Our available-for-sale residential mortgage-backed securities portfolio was composed of: 1) agency mortgage-backed securities and CMOs; and 2) non-agency CMOs. The fair value of agency mortgage-backed securities and CMOs was determined using quoted market prices, recent market transactions, spread data and our own trading activities for identical or similar instruments and were categorized in Level 2 of the fair value hierarchy. Non-agency CMOs were valued using market observable data, including recent market transactions when available. We also utilized a pricing service to corroborate the market observability of our inputs used in the fair value measurements of non-agency CMOs. The valuations of non-agency CMOs reflect our best estimate of what market participants would consider in pricing the financial instruments. We consider the price transparency for these financial instruments to be a key determinant of the degree of judgment involved in determining the fair value. The majority of non-agency CMOs were categorized in Level 2 of the fair value hierarchy as of December 31, 2011.

Effects if Actual Results Differ

The use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value. As of December 31, 2011, less than 1% of total assets and none of total liabilities represented instruments measured at fair value on a recurring basis categorized as Level 3. While our recurring fair value estimates of Level 3 instruments utilized observable inputs where available, the valuations included significant management judgment in determining the relevance and reliability of market information considered.

Valuation of Goodwill and Other Intangibles

Description

We review goodwill and purchased intangible assets for impairment on at least an annual basis or when events or changes indicate the carrying value may not be recoverable. Goodwill at December 31, 2011 was $1.9 billion and other intangible assets net of amortization at December 31, 2011 were $0.3 billion. Other intangible assets have a weighted average remaining useful life of 14 years.

Judgments

The valuation of goodwill and other intangible assets depends on a number of factors, including estimates of future market growth and trends, forecasted revenue and costs, expected useful lives of the assets, appropriate discount rates and other variables. Goodwill is allocated to reporting units, which are components of the business that are one level below operating segments. Each of these reporting units is tested for impairment individually during the annual evaluation. There is no goodwill assigned to reporting units within the balance sheet management segment. The following table shows the amount of goodwill allocated to each of the reporting units in the trading and investing segment (dollars in millions):

Reporting Unit	December 31, 2011
U.S. Brokerage	$1,751.2
Capital Markets	142.4
Retail Bank	40.6

Total goodwill	$1,934.2

In connection with our annual impairment test of goodwill, we concluded that the goodwill was not impaired as the fair value of the reporting units was in excess of the book value of those reporting units as of December 31, 2011. The fair value of the reporting units exceeded the book value of those reporting units by substantial amounts (fair value as a percent of book value ranged from approximately 150% to 700%) and therefore did not indicate a significant risk of goodwill impairment based on current projections and valuations. We also evaluate the remaining useful lives on intangible assets each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization.

Effects if Actual Results Differ

If our estimates of fair value for the reporting units change due to changes in our business or other factors, we may determine that an impairment charge is necessary. Estimates of fair value are determined based on a complex model using cash flows and company comparisons. If management’s estimates of future cash flows are inaccurate, the fair value determined could be inaccurate and impairment would not be recognized in a timely manner. Intangible assets are amortized over their estimated useful lives. If changes in the estimated underlying revenue occur, impairment or a change in the remaining life may need to be recognized.

STATISTICAL DISCLOSURE BY BANK HOLDING COMPANIES

The following table outlines the information required by the SEC’s Industry Guide 3, “Statistical Disclosure by Bank Holding Companies.” These disclosures are at the enterprise level.

Required Disclosure	Page
Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Operating Interest Differential
Average Balance Sheet and Analysis of Net Interest Income	34
Net Operating Interest Income—Volumes and Rates Analysis	81
Investment Portfolio
Investment Portfolio—Book Value and Fair Value	83
Investment Portfolio Maturity	84
Loan Portfolio
Loans by Type	82
Loan Maturities	82
Loan Sensitivities	82
Risk Elements
Nonaccrual, Past Due and Restructured Loans	69
Past Due Interest	129
Policy for Nonaccrual	104
Potential Problem Loans	71
Summary of Loan Loss Experience
Analysis of Allowance for Loan Losses	67
Allocation of the Allowance for Loan Losses	67
Deposits
Average Balance and Average Rates Paid	34
Time Deposit Maturities	139
Time Deposits in Excess of the FDIC Deposit Insurance Coverage Limits	139
Return on Equity and Assets	35
Short-Term Borrowings	85

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

	2011 Compared to 2010 Increase (Decrease) Due To			2010 Compared to 2009 Increase (Decrease) Due To
	Volume	Rate	Total	Volume	Rate	Total
Enterprise interest-earning assets:
Loans(1)	$(170.5)	$(16.4)	$(186.9)	$(231.7)	$(27.4)	$(259.1)
Margin receivables	35.4	(14.0)	21.4	63.2	(1.4)	61.8
Available-for-sale securities	57.4	(22.4)	35.0	62.1	(147.7)	(85.6)
Held-to-maturity securities	101.3	(0.3)	101.0	35.9	—	35.9
Cash and equivalents	(1.6)	(0.6)	(2.2)	(5.1)	(4.3)	(9.4)
Segregated cash and investments	0.1	(1.1)	(1.0)	(2.1)	(0.2)	(2.3)
Securities borrowed and other	(1.9)	21.3	19.4	(2.0)	(19.0)	(21.0)

Total enterprise interest-earning assets(2)	20.2	(33.5)	(13.3)	(79.7)	(200.0)	(279.7)

Enterprise interest-bearing liabilities:
Retail deposits	3.4	(20.2)	(16.8)	(14.9)	(130.0)	(144.9)
Brokered certificates of deposit	(3.7)	0.5	(3.2)	(4.0)	(0.1)	(4.1)
Customer payables	1.2	0.4	1.6	0.1	(1.9)	(1.8)
Securities sold under agreements to repurchase	(16.9)	40.4	23.5	(15.9)	(54.6)	(70.5)
FHLB advances and other borrowings	(0.5)	(12.6)	(13.1)	(27.7)	(1.8)	(29.5)
Securities loaned and other	—	(0.1)	(0.1)	0.4	(1.2)	(0.8)

Total enterprise interest-bearing liabilities	(16.5)	8.4	(8.1)	(62.0)	(189.6)	(251.6)

Change in enterprise net interest income	$36.7	$(41.9)	$(5.2)	$(17.7)	$(10.4)	$(28.1)

(1)	Nonaccrual loans are included in the respective average loan balances. Income on such nonaccrual loans is recognized on a cash basis.
(2)	Amount includes a taxable equivalent increase in operating interest income of $1.2 million, $1.2 million and $2.1 million for years ended December 31, 2011, 2010 and 2009, respectively.

Lending Activities

The following table presents the balance and associated percentage of each major loan category in our portfolio (dollars in millions):

	December 31,
	2011		2010		2009		2008		2007
	Balance	%	Balance	%	Balance	%	Balance	%	Balance	%
One- to four-family	$6,615.8	50.7%	$8,170.3	51.0%	$10,567.1	52.4%	$12,979.8	51.3%	$15,506.9	51.3%
Home equity	5,328.7	40.8	6,410.3	40.0	7,769.7	38.5	10,017.2	39.6	11,901.3	39.4
Consumer and other:	1,113.2	8.5	1,443.4	9.0	1,841.3	9.1	2,298.6	9.1	2,823.3	9.3

Total loans receivable	13,057.7	100.0%	16,024.0	100.0%	20,178.1	100.0%	25,295.6	100.0%	30,231.5	100.0%

Adjustments:
Premiums (discounts) and deferred fees on loans	97.9		129.1		171.6		236.8		315.5
Allowance for loan losses	(822.8)		(1,031.2)		(1,182.7)		(1,080.6)		(508.1)

Total adjustments	(724.9)		(902.1)		(1,011.1)		(843.8)		(192.6)

Loans receivable, net	$12,332.8		$15,121.9		$19,167.0		$24,451.8		$30,038.9

The following table shows the contractual maturities of the loan portfolio at December 31, 2011, including scheduled principal repayments. This table does not, however, include any estimate of prepayments. These prepayments could significantly shorten the average loan lives and cause the actual timing of the loan repayments to differ from those shown in the following table (dollars in millions):

	Due in (1)			Total
	< 1 Year	1-5 Years	>5 Years
One- to four-family	$127.1	$573.9	$5,914.8	$6,615.8
Home equity	220.9	998.9	4,108.9	5,328.7
Consumer and other	144.4	384.2	584.6	1,113.2

Total loans receivable	$492.4	$1,957.0	$10,608.3	$13,057.7

(1)	Estimated scheduled principal repayments are calculated using weighted-average interest rate and weighted-average remaining maturity of each loan portfolio.

The following table shows the distribution of those loans that mature in more than one year between fixed and adjustable interest rate loans at December 31, 2011 (dollars in millions):

	Interest Rate Type
	Fixed	Adjustable	Total
One- to four-family	$1,500.2	$4,988.5	$6,488.7
Home equity	1,138.0	3,969.8	5,107.8
Consumer and other	954.9	13.9	968.8

Total loans receivable	$3,593.1	$8,972.2	$12,565.3

Securities

Our portfolio of mortgage-backed and investment securities is classified into three categories: trading, available-for-sale or held-to-maturity. None of our mortgage-backed or investment securities were classified as held-to-maturity during 2009.

Our mortgage-backed securities portfolio is primarily composed of:

•	Fannie Mae participation certificates, guaranteed by Fannie Mae;

•	Freddie Mac participation certificates, guaranteed by Freddie Mac;

•	Ginnie Mae participation certificates, guaranteed by the full faith and credit of the U.S.; and

•	Collateralized mortgage obligations.

The majority of our investment securities portfolio is composed of other agency debt securities and agency debentures which are unsecured senior debt primarily offered by the Small Business Administration, Fannie Mae, Freddie Mac and the FHLB.

Trading securities are carried at fair value with any realized or unrealized gains and losses reflected in our consolidated statement of income (loss) as gains on loans and securities, net. Available-for-sale securities are carried at fair value with the unrealized gains and losses reflected as a component of accumulated other comprehensive loss. Held-to-maturity securities are carried at amortized cost based on the Company’s positive intent and ability to hold these securities to maturity.

The following table shows the amortized cost and fair value of our mortgage-backed and investment securities portfolio that the Company held and classified as available-for-sale and held-to-maturity (dollars in millions):

	December 31,
	2011		2010		2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$13,772.1	$13,965.7	$13,017.8	$12,898.1	$8,945.4	$8,966.9
Non-agency CMOs	422.6	341.6	490.3	395.4	590.2	375.1

Total residential mortgage-backed securities	14,194.7	14,307.3	13,508.1	13,293.5	9,535.6	9,342.0

Investment securities:
Debt securities:
Agency debentures	743.3	731.2	1,324.5	1,269.6	3,928.9	3,920.0
Other agency debt securities	541.0	554.2	187.6	187.5	—	—
Municipal bonds	42.3	41.1	42.4	37.3	42.5	39.0
Corporate bonds	25.4	17.7	25.3	17.8	25.4	17.8

Total debt securities	1,352.0	1,344.2	1,579.8	1,512.2	3,996.8	3,976.8
Publicly traded equity securities:
Corporate investments	—	—	—	—	0.2	0.9

Total investment securities	1,352.0	1,344.2	1,579.8	1,512.2	3,997.0	3,977.7

Total available-for-sale securities	$15,546.7	$15,651.5	$15,087.9	$14,805.7	$13,532.6	$13,319.7

Held-to-maturity securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$5,296.5	$5,458.0	$1,928.6	$1,897.0	$—	$—
Investment securities:
Debt securities:
Agency debentures	163.4	169.2	219.2	216.2	—	—
Other agency debt securities	619.6	655.8	314.9	309.1	—	—

Total investment securities	783.0	825.0	534.1	525.3	—	—

Total held-to-maturity securities	$6,079.5	$6,283.0	$2,462.7	$2,422.3	$—	$—

The following table shows the scheduled maturities, carrying values and current yields for the Company’s available-for-sale and held-to-maturity investment portfolio at December 31, 2011 (dollars in millions):

	Within One Year		One to Five Years		Five to Ten Years		After Ten Years		Total
	Balance Due	Weighted Average Yield	Balance Due	Weighted Average Yield	Balance Due	Weighted Average Yield	Balance Due	Weighted Average Yield	Balance Due	Weighted Average Yield
Available-for-sale securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$—	—	$—	—	$1,278.0	2.48%	$12,494.1	3.56%	$13,772.1	3.46%
Non-agency CMOs	—	—	—	—	0.2	5.68%	422.4	3.90%	422.6	3.90%

Total residential mortgage-backed securities	—		—		1,278.2		12,916.5		14,194.7

Investment securities:
Debt securities:
Agency debentures	—	—	—	—	88.2	4.13%	655.1	6.13%	743.3	5.84%
Other agency debt securities	—	—	—	—	228.9	3.29%	312.1	3.02%	541.0	3.14%
Municipal bonds(1)	—	—	—	—	—	—	42.3	4.78%	42.3	4.78%
Corporate bonds	—	—	—	—	—	—	25.4	0.95%	25.4	0.95%

Total investment securities	—		—		317.1		1,034.9		1,352.0

Total available-for-sale securities	$—		$—		$1,595.3		$13,951.4		$15,546.7

Held-to-maturity securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$—	—	$62.1	2.48%	$1,230.4	3.56%	$4,004.0	3.74%	$5,296.5	3.68%
Investment securities:
Debt securities:
Agency debentures	—	—	163.4	2.00%	—	—	—	—	163.4	2.00%
Other agency debt securities	—	—	0.2	4.50%	415.3	3.64%	204.1	3.68%	619.6	3.65%

Total investment securities	—		163.6		415.3		204.1		783.0

Total held-to-maturity securities	$—		$225.7		$1,645.7		$4,208.1		$6,079.5

(1)	Yields on tax-exempt obligations are computed on a tax-equivalent basis.

Borrowings

Deposits represent our most significant source of funding. In addition, we borrow from the FHLB and sell securities under repurchase agreements.

We are a member of, and own capital stock in, the FHLB system. The FHLB provides us with reserve credit capacity and authorizes us to apply for advances based on the security of pledged home mortgages and other assets—principally securities that are obligations of, or guaranteed by, the U.S. Government—provided we meet certain creditworthiness standards. At December 31, 2011, outstanding advances from the FHLB totaled $2.3 billion at interest rates ranging from 0.14% to 5.56% and at a weighted-average rate of 3.18%.

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

The following table sets forth information regarding the weighted-average interest rates and the highest and average month-end balances of borrowings (dollars in millions):

	Ending Balance	Weighted- Average Rate (1)	Maximum Amount at Month-End	Yearly Weighted-Average
				Balance	Rate
At or for the year ended December 31, 2011:
Securities sold under agreements to repurchase	$5,015.5	0.95%	$5,891.6	$5,417.2	2.83%
FHLB advances and other borrowings (2)	$2,732.5	3.19%	$2,759.7	$2,741.1	3.87%
At or for the year ended December 31, 2010:
Securities sold under agreements to repurchase	$5,888.3	0.63%	$6,458.1	$6,154.3	2.11%
FHLB advances and other borrowings (2)	$2,731.4	3.09%	$3,102.1	$2,754.3	4.33%
At or for the year ended December 31, 2009:
Securities sold under agreements to repurchase	$6,441.9	0.71%	$7,177.9	$6,725.4	2.98%
FHLB advances and other borrowings (2)	$2,745.3	3.12%	$4,372.4	$3,392.0	4.38%

(1)	Excludes hedging costs.
(2)

Excludes other borrowings of the parent company of $4.4 million, $0.3 million and $1.6 million at December 31, 2011, 2010 and 2009, respectively, which do not generate operating interest expense. These liabilities generate corporate interest expense.

GLOSSARY OF TERMS

Active accounts—Accounts with a balance of $25 or more or a trade in the last six months.

Active customers—Customers that have an account with a balance of $25 or more or a trade in the last six months.

Active Trader—The customer group that includes those who execute 30 or more stock or options trades per quarter.

Adjusted total assets—E*TRADE Bank-only assets composed of total assets plus/(less) unrealized losses (gains) on available-for-sale securities, less disallowed deferred tax assets, goodwill and certain other intangible assets.

Agency—U.S. Government sponsored and federal agencies, such as Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, Government National Mortgage Association, the Small Business Administration and the Federal Home Loan Bank.

ALCO—Asset Liability Committee.

AML—Anti-Money Laundering.

APIC—Additional paid-in capital.

Average commission per trade—Total trading and investing segment commissions revenue divided by total number of trades.

Average equity to average total assets—Average total shareholders’ equity divided by average total assets.

Bank—ETB Holdings, Inc. (“ETBH”), the entity that is our bank holding company and parent to E*TRADE Bank.

Basis point—One one-hundredth of a percentage point.

BCBS—International Basel Committee on Banking Supervision.

BOLI—Bank-Owned Life Insurance.

CAMELS rating—A U.S. supervisory rating of a bank’s overall condition. The components of the rating consist of Capital adequacy, Asset quality, Management, Earnings, Liquidity and Sensitivity to market risk.

Cash flow hedge—A derivative instrument designated in a hedging relationship that mitigates exposure to variability in expected future cash flows attributable to a particular risk.

CFPB—Consumer Financial Protection Bureau.

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

Debt Exchange—In the third quarter of 2009, we exchanged $1.7 billion aggregate principal amount of our corporate debt, including $1.3 billion principal amount of the 2017 Notes and $0.4 billion principal amount of the 2011 Notes, for an equal principal amount of newly-issued non-interest-bearing convertible debentures due 2019.

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

LTV—Loan-to-value.

NASAA—North American Securities Administrators Association.

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

NOLs—Net operating losses.

Nonperforming assets—Assets that do not earn income, including those originally acquired to earn income (nonperforming loans) and those not intended to earn income (REO). Loans are classified as nonperforming when they are no longer accruing interest, which includes loans that are 90 days past due and TDRs that are on nonaccrual status for all classes of loans.

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

OTTI—Other-than-temporary impairment.

OTS—Office of Thrift Supervision.

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

Tier I capital—Adjusted equity capital used in the calculation of capital adequacy ratios. Tier I capital equals: total shareholders’ equity, plus/(less) unrealized losses (gains) on available-for-sale securities and cash flow hedges and qualifying restricted core capital elements, less disallowed servicing and deferred tax assets, goodwill and certain other intangible assets.

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

Exposure to market risk is dependent upon the distribution and composition of interest-earning assets, interest-bearing liabilities and derivatives. The differing risk characteristics of each product are managed to mitigate our exposure to interest rate fluctuations. At December 31, 2011, 90% of our total assets were enterprise interest-earning assets.

At December 31, 2011, approximately 66% of total assets were residential real estate loans and available-for-sale and held-to-maturity mortgage-backed securities. The values of these assets are sensitive to changes in interest rates, as well as expected prepayment levels. As interest rates increase, fixed rate residential mortgages and mortgage-backed securities tend to exhibit lower prepayments. The inverse is true in a falling rate environment.

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

Deposit accounts and customer payables tend to be less rate-sensitive than wholesale borrowings. Agreements to repurchase securities re-price as agreements reset. Sweep accounts, complete savings accounts and other money market and savings accounts re-price at management’s discretion. FHLB advances and corporate debt generally have fixed rates.

Derivative Instruments

We use derivative instruments to help manage interest rate risk. Interest rate swaps involve the exchange of fixed-rate and variable-rate interest payments between two parties based on a contractual underlying notional amount, but do not involve the exchange of the underlying notional amounts. Option products are utilized primarily to decrease the market value changes resulting from the prepayment dynamics of the mortgage portfolio, as well as to protect against increases in funding costs. The types of options employed include Cap Options (“Caps”), Floor Options (“Floors”), “Payor Swaptions” and “Receiver Swaptions”. Caps mitigate the market risk associated with increases in interest rates while Floors mitigate the risk associated with decreases in market interest rates. Similarly, Payor and Receiver Swaptions mitigate the market risk associated with the respective increases and decreases in interest rates. See derivative instruments discussion at Note 7—Accounting for Derivative Instruments and Hedging Activities in Item 8. Financial Statements and Supplementary Data.

Scenario Analysis

Scenario analysis is an advanced approach to estimating interest rate risk exposure. Under the NPVE approach, the present value of all existing assets, liabilities, derivatives and forward commitments are estimated and then combined to produce a NPVE figure. The sensitivity of this value to changes in interest rates is then determined by applying alternative interest rate scenarios, which include, but are not limited to, instantaneous parallel shifts up 100, 200 and 300 basis points and down 100 basis points. The NPVE method is used at the E*TRADE Bank level and not for the Company. E*TRADE Bank had 99% of enterprise interest-earning assets at both December 31, 2011 and 2010 and held 98% of enterprise interest-bearing liabilities at both December 31, 2011 and 2010. The sensitivity of NPVE at December 31, 2011 and 2010 and the limits established by E*TRADE Bank’s Board of Directors are listed below (dollars in millions):

Parallel Change in Interest Rates (basis points)(1)	Change in NPVE
	December 31, 2011		December 31, 2010
	Amount	Percentage	Amount	Percentage	Board Limit
+300	$(18.7)	(0.5)%	$(88.5)	(2.7)%	(25)%
+200	$120.2	3.4%	$(37.0)	(1.1)%	(15)%
+100	$153.6	4.4%	$8.0	0.2%	(10)%
-100	$(324.0)	(9.2)%	$(147.5)	(4.4)%	(10)%

(1)	On December 31, 2011 and 2010, the yield for the three-month treasury bill was 0.02% and 0.12%, respectively. As a result, the requirements of the NPV Model were temporarily modified, resulting in the removal of the minus 200 and 300 basis points scenarios for the periods ended December 30, 2011 and 2010.

Under criteria published by its regulator, E*TRADE Bank’s overall interest rate risk exposure at December 31, 2011 was characterized as “minimum.” We actively manage interest rate risk positions. As interest rates change, we will re-adjust our strategy and mix of assets, liabilities and derivatives to optimize our position. For example, a 100 basis points increase in rates may not result in a change in value as indicated above. The ALCO monitors E*TRADE Bank’s interest rate risk position.

Other Market Risk

Equity Security Risk

Equity securities risk is the risk of potential loss from investing in public and private equity securities. Our market maker facilitates customer orders and carries equity security positions on a daily basis. From time to time, we may carry large positions in securities of a single issuer or issuers engaged in a specific industry. As of December 31, 2011, we held securities with a fair value of $53.6 million in long positions and $48.3 million in short positions, for a net exposure of $5.3 million.

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

E*TRADE Financial Corporation’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework.” Based on management’s assessment, management believes as of December 31, 2011, that E*TRADE Financial Corporation’s internal control over financial reporting is effective based on those criteria.

E*TRADE Financial Corporation’s Independent Registered Public Accounting Firm, Deloitte & Touche LLP, has issued an audit report regarding E*TRADE Financial Corporation’s internal control over financial reporting. The report of Deloitte & Touche LLP appears on the next page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

E*TRADE Financial Corporation

New York, New York

We have audited the internal control over financial reporting of E*TRADE Financial Corporation and subsidiaries (the “Company”) as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2011 of the Company and our report dated February 23, 2012 expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph regarding the Company’s adoption of new accounting guidance.

/s/ Deloitte & Touche LLP

McLean, Virginia
February 23, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

E*TRADE Financial Corporation

New York, New York

We have audited the accompanying consolidated balance sheets of E*TRADE Financial Corporation and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income (loss), comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of E*TRADE Financial Corporation and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 5 and 16 to the consolidated financial statements, the Company adopted the accounting guidance, Recognition and Presentation of Other-Than-Temporary Impairments, on April 1, 2009.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

McLean, Virginia
February 23, 2012

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (LOSS)

(In thousands, except per share amounts)

	Year Ended December 31,
	2011	2010	2009
Revenue:
Operating interest income	$1,532,339	$1,546,713	$1,832,558
Operating interest expense	(312,380)	(320,430)	(571,956)

Net operating interest income	1,219,959	1,226,283	1,260,602

Commissions	436,243	431,000	547,993
Fees and service charges	130,452	142,377	192,516
Principal transactions	105,359	103,346	88,053
Gains on loans and securities, net	120,233	166,212	169,106
Other-than-temporary impairment (“OTTI”)	(9,190)	(41,510)	(232,139)
Less: noncredit portion of OTTI recognized into (out of) other comprehensive income (loss) (before tax)	(5,717)	3,840	143,044

Net impairment	(14,907)	(37,670)	(89,095)
Other revenues	39,260	46,327	47,841

Total non-interest income	816,640	851,592	956,414

Total net revenue	2,036,599	2,077,875	2,217,016

Provision for loan losses	440,614	779,412	1,498,112
Operating expense:
Compensation and benefits	333,646	325,044	366,232
Clearing and servicing	147,052	147,493	170,711
Advertising and market development	145,172	132,150	114,399
FDIC insurance premiums	105,442	77,728	94,258
Professional services	89,672	81,177	78,718
Occupancy and equipment	68,840	70,915	78,360
Communications	67,335	73,342	84,381
Depreciation and amortization	89,583	87,931	83,337
Amortization of other intangibles	26,151	28,475	29,737
Facility restructuring and other exit activities	7,706	14,346	20,652
Other operating expenses	154,305	103,976	122,544

Total operating expense	1,234,904	1,142,577	1,243,329

Income (loss) before other income (expense) and income tax expense (benefit)	361,081	155,886	(524,425)
Other income (expense):
Corporate interest income	702	6,188	860
Corporate interest expense	(177,829)	(167,130)	(282,688)
Gains (losses) on sales of investments, net	44	2,655	(1,714)
Gains (losses) on early extinguishment of debt	3,091	—	(1,018,848)
Equity in loss of investments and venture funds	(1,759)	(740)	(8,616)

Total other income (expense)	(175,751)	(159,027)	(1,311,006)

Income (loss) before income tax expense (benefit)	185,330	(3,141)	(1,835,431)
Income tax expense (benefit)	28,629	25,331	(537,669)

Net income (loss)	$156,701	$(28,472)	$(1,297,762)

Basic earnings (loss) per share	$0.59	$(0.13)	$(11.85)
Diluted earnings (loss) per share	$0.54	$(0.13)	$(11.85)
Shares used in computation of per share data:
Basic	267,291	211,302	109,544
Diluted	289,822	211,302	109,544

See accompanying notes to consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(In thousands, except share data)

	December 31,
	2011	2010
ASSETS
Cash and equivalents	$2,099,839	$2,374,346
Cash and investments required to be segregated under federal or other regulations	1,275,587	609,510
Trading securities	54,372	62,173
Available-for-sale securities (includes securities pledged to creditors with the right to sell or repledge of $3,916,927 and $5,621,156 at December 31, 2011 and
2010, respectively)	15,651,493	14,805,677
Held-to-maturity securities (fair value of $6,282,989 and $2,422,335 at December 31, 2011 and 2010, respectively; includes securities pledged to creditors with the right to sell or repledge of $2,092,570 and $884,214 at December 31, 2011 and 2010, respectively)	6,079,512	2,462,710
Margin receivables	4,826,256	5,120,575
Loans receivable, net (net of allowance for loan losses of $822,816 and $1,031,169 at December 31, 2011 and 2010, respectively)	12,332,807	15,121,919
Investment in FHLB stock	140,183	164,381
Property and equipment, net	299,693	302,658
Goodwill	1,934,232	1,939,976
Other intangibles, net	285,805	325,403
Other assets	2,960,673	3,083,673

Total assets	$47,940,452	$46,373,001

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$26,459,985	$25,240,297
Securities sold under agreements to repurchase	5,015,499	5,888,249
Customer payables	5,590,858	5,020,086
FHLB advances and other borrowings	2,736,935	2,731,714
Corporate debt	1,493,552	2,145,881
Other liabilities	1,715,673	1,294,329

Total liabilities	43,012,502	42,320,556

Commitments and contingencies (see Note 21)

Shareholders’ equity:
Common stock, $0.01 par value, shares authorized: 400,000,000 at December 31,
2011 and 2010; shares issued and outstanding: 285,368,075 and 220,840,821 at December 31, 2011 and 2010, respectively	2,854	2,208
Additional paid-in-capital (“APIC”)	7,306,862	6,640,715
Accumulated deficit	(1,995,137)	(2,151,838)
Accumulated other comprehensive loss	(386,629)	(438,640)

Total shareholders’ equity	4,927,950	4,052,445

Total liabilities and shareholders’ equity	$47,940,452	$46,373,001

See accompanying notes to the consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year Ended December 31,
	2011	2010	2009
Net income (loss)	$156,701	$(28,472)	$(1,297,762)
Other comprehensive income (loss)
Available-for-sale securities:
OTTI, net(1)	5,709	25,662	133,179
Noncredit portion of OTTI reclassification (into) out of other comprehensive income (loss), net(2)	3,589	(2,320)	(91,246)
Unrealized gains, net(3)	268,405	74,826	160,398
Reclassification into earnings, net(4)	(78,060)	(98,408)	(94,743)

Net change from available-for-sale securities	199,643	(240)	107,588

Cash flow hedging instruments:
Unrealized gains (losses), net(5)	(216,302)	(77,724)	101,886
Reclassification into earnings, net(6)	66,847	47,774	37,055

Net change from cash flow hedging instruments	(149,455)	(29,950)	138,941

Foreign currency translation gains (losses), net	1,823	(4,320)	2,158

Other comprehensive income (loss)	52,011	(34,510)	248,687

Comprehensive income (loss)	$208,712	$(62,982)	$(1,049,075)

(1)	Amounts are net of benefit from income taxes of $3.5 million, $15.8 million and $80.2 million for the years ended December 31, 2011, 2010 and 2009, respectively.
(2)	Amounts are net of benefit from income taxes of $2.1 million, $1.5 million and $51.8 million for the years ended December 31, 2011, 2010 and 2009, respectively.
(3)	Amounts are net of provision for income taxes of $161.0 million, $48.7 million and $96.5 million for the years ended December 31, 2011, 2010 and 2009, respectively.
(4)	Amounts are net of provision for income taxes of $46.3 million, $60.2 million and $59.7 million for the years ended December 31, 2011, 2010 and 2009, respectively.
(5)

Amounts are net of benefit from income taxes of $133.9 million and $40.2 million for years ended December 31, 2011 and 2010, respectively, and net of a provision for income taxes of $59.8 million for year ended December 31, 2009.

(6)	Amounts are net of benefit from income taxes of $43.3 million, $26.4 million and $22.2 million for the years ended December 31, 2011, 2010 and 2009, respectively.

See accompanying notes to the consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2008	56,352	$564	$4,069,353	$(845,767)	$(632,654)	$2,591,496
Cumulative effect of the adoption of accounting guidance on April 1, 2009	—	—	—	20,163	(20,163)	—
Net loss	—	—	—	(1,297,762)	—	(1,297,762)
Other comprehensive income	—	—	—	—	248,687	248,687
Issuance of common stock	62,095	621	732,497	—	—	733,118
Amortization of premiums on the convertible debentures	—	—	707,224	—	—	707,224
Conversion of convertible debentures	69,657	697	720,233	—	—	720,930
Exercise of stock options and related tax effects	—	—	(9,456)	—	—	(9,456)
Issuance of restricted stock, net of forfeitures and retirements to pay taxes	507	5	(3,189)	—	—	(3,184)
Share-based compensation	—	—	46,184	—	—	46,184
Other	786	7	12,311	—	—	12,318

Balance, December 31, 2009	189,397	$1,894	$6,275,157	$(2,123,366)	$(404,130)	$3,749,555
Net loss	—	—	—	(28,472)	—	(28,472)
Other comprehensive income	—	—	—	—	(34,510)	(34,510)
Conversion of convertible debentures	30,653	306	316,677	—	—	316,983
Exercise of stock options and related tax effects	19	—	(4,306)	—	—	(4,306)
Issuance of restricted stock, net of forfeitures and retirements to pay taxes	772	8	(7,035)	—	—	(7,027)
Share-based compensation	—	—	25,361	—	—	25,361
Claims settlement under Section 16(b)	—	—	35,000	—	—	35,000
Other	—	—	(139)	—	—	(139)

Balance, December 31, 2010	220,841	$2,208	$6,640,715	$(2,151,838)	$(438,640)	$4,052,445

See accompanying notes to the consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY—(Continued)

(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2010	220,841	$2,208	$6,640,715	$(2,151,838)	$(438,640)	$4,052,445
Net income	—	—	—	156,701	—	156,701
Other comprehensive income	—	—	—	—	52,011	52,011
Conversion of convertible debentures	63,918	639	660,307	—	—	660,946
Exercise of stock options and related tax effects	42	1	(2,882)	—	—	(2,881)
Issuance of restricted stock, net of forfeitures and retirements to pay taxes	567	6	(5,719)	—	—	(5,713)
Share-based compensation	—	—	14,456	—	—	14,456
Other	—	—	(15)	—	—	(15)

Balance, December 31, 2011	285,368	$2,854	$7,306,862	$(1,995,137)	$(386,629)	$4,927,950

See accompanying notes to the consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$156,701	$(28,472)	$(1,297,762)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	440,614	779,412	1,498,112
Depreciation and amortization (including discount amortization and accretion)	340,691	339,085	345,969
Net impairment, gains on loans and securities, net and (gains) losses on sales of investments, net	(105,370)	(131,197)	(78,297)
Equity in loss of investments and venture funds	1,759	740	8,616
(Gains) losses on early extinguishment of debt	(3,091)	—	1,018,848
Share-based compensation	14,456	25,361	46,184
Deferred taxes	7,895	(86,199)	(488,689)
Other	4,806	(8,600)	(4,480)
Net effect of changes in assets and liabilities:
(Increase) decrease in cash and investments required to be segregated under federal or other regulations	(666,077)	823,626	(394,523)
Decrease (increase) in margin receivables	294,319	(1,366,093)	(1,023,373)
Increase in customer payables	570,772	136,525	1,346,736
Proceeds from sales of loans held-for-sale	123,441	154,603	118,100
Originations of loans held-for-sale	(129,654)	(138,043)	(125,650)
Proceeds from sales, repayments and maturities of trading securities	1,926,439	998,202	1,229,635
Purchases of trading securities	(1,909,565)	(1,023,089)	(1,207,151)
Decrease (increase) in other assets	32,787	369,720	(265,797)
(Decrease) increase in other liabilities	(4,968)	203,714	245,479

Net cash provided by operating activities	1,095,955	1,049,295	971,957

Cash flows from investing activities:
Purchases of available-for-sale securities	(10,251,611)	(16,981,702)	(22,370,041)
Proceeds from sales, maturities of and principal payments on available-for-sale securities	9,929,506	15,681,935	19,945,842
Purchases of held-to-maturity securities	(4,040,208)	(2,626,409)	—
Proceeds from maturities of and principal payments on held-to-maturity securities	408,674	160,590	—
Net decrease in loans receivable	2,201,838	2,745,200	3,555,843
Capital expenditures for property and equipment	(89,410)	(82,076)	(86,195)
Proceeds from sale of REO and repossessed assets	156,991	213,926	156,783
Net cash flow from derivatives hedging assets	14,899	(53,604)	991
Other	39,147	(130,714)	(5,000)

Net cash (used in) provided by investing activities	$(1,630,174)	$(1,072,854)	$1,198,223

See accompanying notes to the consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS-(Continued)

(In thousands)

	Year Ended December 31,
	2011	2010	2009
Cash flows from financing activities:
Net increase (decrease) in deposits	$1,219,455	$626,291	$(539,596)
Sale of deposits	—	(980,549)	—
Net decrease in securities sold under agreements to repurchase	(872,750)	(552,793)	(919,784)
Advances from FHLB	2,220,000	2,350,000	3,400,000
Payments on advances from FHLB	(2,250,000)	(2,350,000)	(5,000,000)
Net proceeds from issuance of senior notes	427,331	—	—
Payments on senior notes	(425,956)	—	—
Proceeds from issuance of common stock	—	—	733,118
Net cash flow from derivatives hedging liabilities	(41,292)	(218,185)	(161,074)
Other	(17,076)	39,106	(75,061)

Net cash provided by (used in) financing activities	259,712	(1,086,130)	(2,562,397)

Effect of exchange rates on cash	—	797	21,606

Decrease in cash and equivalents	(274,507)	(1,108,892)	(370,611)
Cash and equivalents, beginning of period	2,374,346	3,483,238	3,853,849

Cash and equivalents, end of period	$2,099,839	$2,374,346	$3,483,238

Supplemental disclosures:
Cash paid for interest	$435,776	$425,211	$665,027
(Refund received) cash paid for income taxes	$(6,606)	$(78,734)	$19,342
Non-cash investing and financing activities:
Conversion of convertible debentures to common stock	$660,946	$316,983	$720,930
Transfers from loans to other real estate owned and repossessed assets	$180,964	$314,514	$272,306
Reclassification of loans held-for-investment to loans held-for-sale	$—	$252,627	$389,337
Transfers from loans to available-for-sale securities	$—	$222,729	$—
Convertible debentures issued in connection with the Debt Exchange	$—	$—	$1,741,871
Capitalized interest in the form of 2017 Notes	$—	$—	$183,230
Issuance of common stock upon acquisition	$—	$—	$9,000

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

•	E*TRADE Capital Markets, LLC is a registered broker-dealer and market maker.

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

Certain prior period items in these consolidated financial statements have been reclassified to conform to the current period presentation. All prior periods have been adjusted to present loans held-for-sale in the other assets line item of the consolidated balance sheet. Loans held-for-sale were previously presented in the loans, net line item. All prior periods have therefore been adjusted to present loans held-for-investment in the loans receivable, net line item. These consolidated financial statements reflect all adjustments, which are all normal and recurring in nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented.

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

Related Parties—As of December 31, 2011, Citadel was one of the Company’s largest stockholders, and based upon the Company’s review of publicly available information, the Company believes Citadel owned approximately 9.6% of its outstanding common stock and none of its non-interest bearing convertible debentures. In addition, Kenneth Griffin, President and CEO of Citadel, joined the Board of Directors on June 8, 2009 pursuant to a director nomination right granted to Citadel in 2007. During the year ended December 31, 2011, the Company routed a portion of its customer equity orders in exchange-listed options and Regulation NMS Securities to an affiliate of Citadel for order handling and execution at current market rates. Payments for these customer equity orders represented approximately 1% of the Company’s total net revenue for the years ended December 31, 2011, 2010 and 2009. Joseph M. Velli, Chairman and CEO of BNY ConvergEx Group, LLC, joined the Board of Directors in January 2010. During the year ended December 31, 2011, the Company used BNY ConvergEx Group, LLC for clearing and transfer agent services. Payments for these services represented less than 1% of the Company’s total operating expenses for both the years ended December 31, 2011 and 2010.

Use of Estimates—The consolidated financial statements were prepared in accordance with GAAP, which require management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes for the periods presented. Actual results could differ from management’s estimates. Certain significant accounting policies are noteworthy because they are based on estimates and assumptions that require complex and subjective judgments by management. Changes in these estimates or assumptions could materially impact the Company’s financial condition and results of operations. Material estimates in which management believes near-term changes could reasonably occur include: allowance for loan losses; estimates of effective tax rates, deferred taxes and valuation allowances; classification and valuation of certain investments; accounting for derivative instruments; fair value measurements; and valuation of goodwill and other intangibles.

Financial Statement Descriptions and Related Accounting Policies—Below are descriptions and accounting policies for certain of the Company’s financial statement categories.

Cash and Equivalents—For the purpose of reporting cash flows, the Company considers all highly liquid investments with original or remaining maturities of three months or less at the time of purchase that are not required to be segregated under federal or other regulations to be cash and equivalents. Cash and equivalents included $1.0 billion and $1.4 billion at December 31, 2011 and 2010, respectively, of overnight cash deposits a portion of which the Company is required to maintain with the Federal Reserve Bank.

Cash and Investments Required to be Segregated Under Federal or Other Regulations—Cash and investments required to be segregated under federal or other regulations consist of cash accounts and U.S. Treasuries. Certain cash balances are required to be segregated for the exclusive benefit of the Company’s brokerage customers.

Trading Securities—Trading securities are bought and held principally for the purpose of selling them in the near term and are carried at fair value. Realized and unrealized gains and losses on trading securities from banking activities are included in the gains on loans and securities, net line item and are derived using the specific identification method. Realized and unrealized gains and losses on trading securities from market making activities are included in the principal transactions line item and are also derived by the specific identification method.

Available-for-Sale Securities—Available-for-sale securities consist of debt securities, primarily residential mortgage-backed securities, as of December 31, 2011. Securities classified as available-for-sale are carried at fair value, with the unrealized gains and losses reflected as a component of accumulated other comprehensive loss, net of tax. Realized and unrealized gains or losses on available-for-sale debt securities are computed using the specific identification method. Interest earned on available-for-sale debt securities is included in operating interest income. Amortization or accretion of premiums and discounts are also recognized in operating interest income using the effective interest method over the life of the security. Realized gains and losses on available-for-sale debt securities, other than OTTI, are included in the gains on loans and securities, net line item. Available-for-sale securities that have an unrealized loss (impaired securities) are evaluated for OTTI at each balance sheet date.

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

Margin Receivables—Margin receivables represent credit extended to customers to finance their purchases of securities by borrowing against securities the customers own. Securities owned by customers are held as collateral for amounts due on the margin receivables, the value of which is not reflected in the consolidated balance sheet. In many cases, the Company is permitted to sell or re-pledge these securities held as collateral and use the securities to enter into securities lending transactions, to collateralize borrowings or for delivery to counterparties to cover customer short positions. The fair value of securities that the Company received as collateral in connection with margin receivables and securities borrowing activities, where the Company is permitted to sell or re-pledge the securities, was approximately $6.8 billion and $7.1 billion as of December 31, 2011 and 2010, respectively. Of this amount, $1.3 billion and $1.2 billion had been pledged or sold in connection with securities loans, bank borrowings and deposits with clearing organizations as of December 31, 2011 and 2010, respectively.

Loans Receivable, Net—Loans receivable, net consists of real estate and consumer loans that management has the intent and ability to hold for the foreseeable future or until maturity, also known as loans held for investment. Loans held for investment are carried at amortized cost adjusted for net charge-offs, allowance for loan losses, deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans. Deferred fees or costs on originated loans and premiums or discounts on purchased loans are recognized in operating interest income using the effective interest method over the contractual life of the loans and are adjusted for actual prepayments. The Company’s classes of loans are one- to four-family, home equity and consumer and other loans.

Nonperforming Loans—The Company classifies loans as nonperforming when they are no longer accruing interest, which includes loans that are 90 days past due and TDRs that are on nonaccrual status for all classes of loans. Interest previously accrued, but not collected, is reversed against current income when a loan is placed on nonaccrual status. Interest payments received on nonperforming loans are recognized on a cash basis in operating interest income until it is doubtful that full payment will be collected, at which point payments are applied to principal. The recognition of deferred fees or costs on originated loans and premiums or discounts on purchased loans in operating interest income is discontinued for nonperforming loans. Nonperforming loans, excluding loans that were modified as a TDR, return to accrual status when the loan becomes less than 90 days past due.

Loan losses are recognized when it is probable that a loss has been incurred. The Company’s charge-off policy for both one- to four-family and home equity loans is to assess the value of the property when the loan has been delinquent for 180 days or it is in bankruptcy, regardless of whether or not the property is in foreclosure, and charge-off the amount of the loan balance in excess of the estimated current value of the underlying property less estimated costs to sell. Closed-end consumer loans are charged-off when the loan has been delinquent for 120 days or when it is determined that collection is not probable.

Impaired Loans—A loan is impaired when it meets the definition of a TDR. Impaired loans exclude smaller-balance homogeneous one- to four-family, home equity and consumer and other loans that have not been modified as TDRs and are collectively evaluated for impairment.

TDRs—Modified loans in which economic concessions were granted to borrowers experiencing financial difficulty are considered TDRs. Upon being classified as a TDR, such loan is categorized as an impaired loan and impairment is measured on an individual basis. Once a loan is modified as a TDR, the loan is considered impaired until maturity regardless of whether the borrower performs under the modified terms.

The Company utilizes its own modification programs in pursuing TDRs. The various types of economic concessions that may be granted in a TDR or trial modification typically consist of interest rate reductions, maturity date extensions, principal forgiveness or a combination of these concessions. The Company also processed minor modifications on a number of loans through traditional collections actions taken in the normal course of servicing delinquent accounts. These actions typically result in an insignificant delay in the timing of payments; therefore, the Company does not consider such activities to be economic concessions to borrowers.

The Company uses specialized servicers that focus on loan modifications and pursue trial modifications for loans that are more than 180 days delinquent. Trial modifications are classified immediately as TDRs and continue to be reported as delinquent until the successful completion of the trial period, which is typically 90 days. The loan is then classified as current and becomes a permanent modification.

Both one- to four-family and home equity TDRs, including trial modifications, are accounted for as nonaccrual loans at the time of modification and return to accrual status after six consecutive payments are made in accordance with the modified terms. TDRs are classified as nonperforming until six consecutive payments have been made. The Company currently does not have an active TDR program for consumer and other loans; therefore, there are no reported TDRs for consumer and other loans.

Allowance for Loan Losses—The allowance for loan losses is management’s estimate of probable losses inherent in the loan portfolio as of the balance sheet date. The Company’s segments are one- to four-family, home equity and consumer and other loans. For loans that are not TDRs, the Company established a general allowance. The estimate of the allowance for loan losses is based on a variety of quantitative and qualitative factors, including the composition and quality of the portfolio; delinquency levels and trends; current and historical charge-off and loss experience; the Company’s historical loss mitigation experience; the condition of the real estate market and geographic concentrations within the loan portfolio; the interest rate climate; the overall availability of housing credit; and general economic conditions. The one- to four-family and home equity loan portfolios are separated into risk segments based on key risk factors, which include but are not limited to loan type, loan acquisition channel, delinquency history, documentation type, LTV/CLTV ratio and borrowers’ credit scores. For home equity loans in the second lien position, the original balance of the first lien loan at origination date and updated valuations on the property underlying the loan are used to calculate CLTV. Both current CLTV and FICO scores are among the factors utilized to categorize the risk associated with loans and assign a probability assumption of future default. Based upon the segmentation, the Company utilizes historical performance data to forecast future delinquency and default for these risk segments. The Company’s consumer and other loan portfolio is separated into risk segments by product and delinquency status. The Company utilizes historical performance data and historical recovery rates on collateral liquidation to forecast future delinquency and loss at the product level. The general allowance for loan losses is typically equal to management’s forecast of loan losses in the twelve months following the balance sheet date. Management believes this level is representative of probable losses inherent in the loan portfolio at the balance sheet date.

The general allowance for loan losses also included a qualitative component to account for a variety of economic and operational factors that are not directly considered in the quantitative loss model but are factors the Company believes may impact the level of credit losses. Examples of these economic and operational factors are changes in the level of unemployment and the limited historical charge-off and loss experience on modified loans. The qualitative component for the consumer and other loan portfolio was 15% of the general allowance at December 31, 2011 and 2010. The qualitative component for the one- to four-family and home equity loan portfolios increased from 15% of the general allowance for loan losses at December 31, 2010 to 35% at December 31, 2011. The total qualitative factor was $124 million as of December 31, 2011. As the Company transitions from the OTS to the OCC, it is evaluating programs and practices that were designed in accordance with guidance from the OTS. The Company is working to align certain policies and procedures to the guidance from the OCC and has suspended certain modification programs that will require changes. The Company increased the qualitative reserve in 2011 to reflect additional estimated losses during the period of reduced activity in our modification programs, as well as uncertainty around certain loans modified under our previous programs.

For modified loans accounted for as TDRs, the Company established a specific allowance. The specific allowance for TDRs factors in the historical default rate of an individual loan before being modified as a TDR in the discounted cash flow analysis in order to determine that specific loan’s expected impairment. For both of the one- to four-family and home equity loan portfolio segments, each loan’s individual default experience is analyzed in addition to the performance observed in similar seasoned TDRs in the Company’s overall TDR program when calculating the specific allowance. A specific allowance is established to the extent that the recorded investment exceeds the discounted cash flows of a TDR with a corresponding charge to provision for loan losses. The specific allowance for these individually impaired loans represents the forecasted losses over the estimated remaining life of the loan, including the economic concession to the borrower.

Investment in FHLB stock—The Company is a member of, and owns capital stock in, the FHLB system. The FHLB provides the Company with reserve credit capacity and authorizes advances based on the security of pledged home mortgages and other assets (principally securities that are obligations of, or guaranteed by, the U.S. Government) provided the Company meets certain creditworthiness standards. FHLB advances, included in the FHLB advances and other borrowings line item, is a wholesale funding source of E*TRADE Bank. As a condition of its membership in the FHLB, the Company is required to maintain a FHLB stock investment. The Company accounts for its investment in FHLB stock as a cost method investment.

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

The costs of internally developed software that qualify for capitalization are included in the property and equipment, net line item. For qualifying internal-use software costs, capitalization begins when the conceptual formulation, design and testing of possible software project alternatives are complete and management authorizes and commits to funding the project. The Company does not capitalize pilot projects and projects where it believes that future economic benefits are less than probable. Technology development costs incurred in the development and enhancement of software used in connection with services provided by the Company that do not otherwise qualify for capitalization treatment are expensed as incurred.

Goodwill and Other Intangibles, Net—Goodwill and other intangibles, net represents the excess of the purchase price over the fair value of net tangible assets acquired through the Company’s business combinations. The Company tests goodwill and other intangible assets for impairment on at least an annual basis or when events or changes indicate the carrying value of an asset may not be recoverable. The Company evaluates the remaining useful lives of intangible assets with finite lives each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization.

Real Estate Owned and Repossessed Assets—Included in the other assets line item in the consolidated balance sheet is real estate acquired through foreclosure and repossessed consumer assets. Real estate properties acquired through foreclosures, commonly referred to as REO, and repossessed assets are carried at the lower of carrying value or fair value, less estimated selling costs.

Income Taxes—Deferred income taxes are recorded when revenues and expenses are recognized in different periods for financial statement purposes than for tax return purposes. Deferred tax asset or liability account balances are calculated at the balance sheet date using current tax laws and rates in effect. Valuation allowances are established, when necessary, to reduce deferred tax assets when it is more likely than not that a portion or all of a given deferred tax asset will not be realized. Income tax expense (benefit) includes (i) deferred tax expense (benefit), which generally represents the net change in the deferred tax asset or liability balance during the year plus any change in valuation allowances and (ii) current tax expense (benefit), which represents the amount of tax currently payable to or receivable from a taxing authority. Uncertain tax positions are only recognized to the extent they satisfy the accounting for uncertain tax positions criteria included in the income taxes accounting guidance, which states that in order to recognize an uncertain tax position it must be more likely than not that it will be sustained upon examination. For uncertain tax positions, tax benefit is recognized for cases in which it is more than fifty percent likely of being sustained on ultimate settlement. See Note 15—Income Taxes.

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

Comprehensive Income (Loss)—The Company’s comprehensive income (loss) is composed of net income (loss), noncredit portion of OTTI on debt securities, unrealized gains on available-for-sale securities, the effective portion of the unrealized gains (losses) on derivatives in cash flow hedge relationships and foreign currency translation gains (losses), net of reclassification adjustments and related tax.

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

Accounting for derivatives differs significantly depending on whether a derivative is designated as a hedge and, if designated as a hedge, the type of hedge designation. Derivative instruments designated in hedging relationships that mitigate the exposure to the variability in expected future cash flows or other forecasted transactions are considered cash flow hedges. Derivative instruments in hedging relationships that mitigate exposure to changes in the fair value of assets or liabilities are considered fair value hedges. The Company formally documents at inception all relationships between hedging instruments and hedged items and the risk management objective and strategy for each hedge transaction. Cash flow and fair value hedge ineffectiveness is re-measured on a quarterly basis and is included in the gains on loans and securities, net line item in the consolidated statement of income (loss). Cash flows from derivative instruments in hedging relationships are classified in the same category on the consolidated statement of cash flows as the cash flows from the items being hedged. The Company also recognizes certain contracts and commitments as derivatives when the characteristics of those contracts and commitments meet the definition of a derivative. Gains and losses on derivatives that are not held as accounting hedges are recognized in the gains on loans and securities, net line item in the consolidated statement of income (loss). See Note 7—Accounting for Derivative Instruments and Hedging Activities.

Fair Value—Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company determines the fair value for its financial instruments and for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis. In addition, the Company determines the fair value for nonfinancial assets and nonfinancial liabilities on a nonrecurring basis as required during impairment testing or by other accounting guidance. See Note 4—Fair Value Disclosures.

Operating Interest Income—Operating interest income is recognized as earned through holding interest-earning assets, such as real estate loans, mortgage-backed securities, margin receivables, investment securities, securities borrowed balances and cash and equivalents, including segregated cash and investments. Operating interest income also includes the impact of the Company’s derivative transactions related to interest-earning assets.

Operating Interest Expense—Operating interest expense is recognized as incurred primarily through holding interest-bearing liabilities, including repurchase agreements, FHLB advances and other borrowings, customer cash and deposits and securities loaned balances. Operating interest expense also includes the impact of the Company’s derivative transactions related to interest-bearing liabilities.

Commissions—Commissions are derived primarily from the Company’s customers and are impacted by both trade types and trade mix. Commissions from securities transactions are recognized on a trade-date basis.

Fees and Service Charges—Fees and service charges primarily consist of order flow revenue. Fees and service charges also include 12b-1 fees, advisor management fee revenue, reorganization fees and foreign exchange margin revenue. Order flow revenue is accrued in the same period in which the related securities transactions are completed or related services are rendered.

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

Gains on Loans and Securities, Net—Gains on loans and securities, net includes gains or losses resulting from the sale of available-for-sale securities; gains or losses on trading securities; gains or losses resulting from sales of loans; hedge ineffectiveness; and gains or losses on derivative instruments that are not accounted for as hedging instruments. Gains or losses resulting from the sale of available-for-sale securities are generally recognized at the trade-date, based on the difference between the anticipated proceeds and the amortized cost of the specific securities sold.

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

Share-Based Payments—The Company records share-based payments expense in accordance with the stock compensation accounting guidance. The Company records compensation cost at the grant date fair value of a share-based payment award over the vesting period less estimated forfeitures. The underlying assumptions to these fair value calculations are discussed in Note 18—Employee Share-Based Payments and Other Benefits. Additionally, the Company elected to use the alternative transition method provided for calculating the tax effects of share-based compensation pursuant to the stock compensation accounting guidance. Share-based payments expense is included in the compensation and benefits line item.

Advertising and Market Development—Advertising production costs are expensed when the initial advertisement is run.

Net Income (Loss) Per Share—Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average common shares outstanding for the period. Diluted net income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company excludes from the calculation of diluted net income (loss) per share stock options, unvested restricted stock awards and units and shares related to convertible debentures that would have been anti-dilutive.

New Accounting and Disclosure Guidance—Below is the new accounting and disclosure guidance that relates to activities in which the Company is engaged.

Improving Disclosures about Fair Value Measurements

In January 2010, the FASB amended the disclosure guidance related to fair value measurements. The amended disclosure guidance requires new fair value measurement disclosures and clarifies existing fair value measurement disclosure requirements. The amended disclosure guidance requiring separate presentation of purchases, sales, issuances and settlements of Level 3 instruments was effective January 1, 2011 for the Company. The Company’s disclosures about fair value measurements reflect the adoption of the amended disclosure guidance in Note 4—Fair Value Disclosures.

Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses

In July 2010, the FASB amended the disclosure guidance for financing receivables and the allowance for credit losses. The amendments require new and amended disclosures about nonaccrual and past due financing receivables; the allowance for credit losses related to financing receivables; impaired loans (individually evaluated for impairment); credit quality information; and modifications. The amended disclosure guidance related to non-TDRs was effective January 1, 2011 for the Company, and the amended disclosure guidance related to TDRs was effective July 1, 2011 for the Company. The Company’s disclosures reflect the adoption of the amended disclosure guidance related to TDR and non-TDR information in Note 6—Loans Receivable, Net.

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

Reconsideration of Effective Control for Repurchase Agreements

In April 2011, the FASB amended the accounting guidance for repurchase agreements. The amendments change the effective control assessment by removing the criterion that required the transferor to have the ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee, and the collateral maintenance guidance related to that criterion. The amended accounting guidance became effective January 1, 2012 for the Company, and will be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. The adoption of the amended accounting guidance did not have a material impact on the Company’s financial condition, results of operations, or cash flows.

Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs

In May 2011, the FASB amended the accounting and disclosure guidance related to fair value measurements. The amended guidance will result in common fair value measurement and disclosure requirements in GAAP and IFRSs. The amended guidance changes the wording used to describe certain requirements in GAAP for measuring fair value and for disclosing information about fair value measurement. The amended accounting guidance became effective January 1, 2012 for the Company, and will be applied prospectively. The adoption of the amended guidance did not have a material impact on the Company’s financial condition, results of operations, or cash flows.

Presentation of Comprehensive Income

In June 2011, the FASB amended the presentation guidance for comprehensive income. Among other presentation changes, the amended guidance provides the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amended presentation guidance became effective January 1, 2012 for the Company.

Testing Goodwill for Impairment

In September 2011, the FASB amended the guidance on testing goodwill for impairment. The amended guidance provides an option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is impaired as a basis for determining if further testing of goodwill for impairment is necessary. The amended guidance became effective January 1, 2012 for the Company. The adoption of the amended accounting guidance did not have a material impact on the Company’s financial condition, results of operations, or cash flows.

Disclosures about Offsetting Assets and Liabilities

In December 2011, the FASB amended the disclosure guidance about offsetting assets and liabilities. The amended disclosure guidance will enable users of the Company’s financial statements to evaluate the effect or potential effect of netting arrangements on the Company’s financial position. This includes the effect or potential effect of rights of setoff between recognized assets and recognized liabilities within the scope of amended disclosure guidance, such as derivative instruments and other financial instruments. The amended disclosure guidance will be effective for annual and interim periods beginning on January 1, 2013 for the Company and will be applied retrospectively for all comparative periods presented. The adoption of the amended accounting guidance will not have a material impact on the Company’s financial condition, results of operations, or cash flows.

NOTE 2—FACILITY RESTRUCTURING AND OTHER EXIT ACTIVITIES

Restructuring and other exit activities liabilities are included in other liabilities in the consolidated balance sheet. The following table summarizes the changes in the facility restructuring and other exit activities liabilities for the years ended December 31, 2011 and 2010 (dollars in thousands):

	Year Ended December 31,
	2011	2010
Beginning balance	$10,371	$18,529
Facility restructuring and other exit activities	7,706	14,346
Cash payments	(9,920)	(18,591)
Non-cash charges (1)	(4,096)	(3,913)

Total facility restructuring and other exit activities liabilities	$4,061	$10,371

(1)	Non-cash charges primarily relate to fixed assets that were written off related to the restructuring or exit activity.

The following table summarizes the expense recognized by the Company as facility restructuring and other exit activities for the periods presented (dollars in thousands):

	Year Ended December 31,
	2011	2010	2009
Restructuring of international brokerage business	$1,060	$6,846	$15,655
Other facility restructuring and exit activities	6,646	7,500	4,997

Total facility restructuring and other exit activities	$7,706	$14,346	$20,652

Facility restructuring and other exit activities expenses are not allocated to the Company’s operating segments but are reported as a component of the corporate/other category within the Company’s segment information.

Exit of Non-Core Operations

International Brokerage Business

In the fourth quarter of 2009, the Company decided to restructure its international brokerage business, which provided trading products and services through two primary channels: 1) cross-border trading, where customers residing outside of the U.S. trade in U.S. securities; and 2) local market trading, where customers residing outside of the U.S. trade in non-U.S. securities. The Company exited local market trading as it is not a key strategic component of the Company’s global brokerage product offering. This exit did not qualify for discontinued operations accounting as the Company has significant continuing involvement with cross-border trading in the remaining international brokerage business.

The Company entered into agreements to sell the local market trading operations in Germany, the Nordic region and the United Kingdom. The sale of the local market trading operations in Germany was completed in December 2009. The Company closed the sales of the local market trading operations in the Nordic region and United Kingdom in April 2010 and recognized a gain of $3.0 million.

As a result of the international brokerage business restructuring, the Company recognized $1.1 million, $6.8 million and $15.7 million in expense during the years ended December 31, 2011, 2010 and 2009, respectively. These costs included $1.3 million, $2.8 million and $7.4 million in severance costs for the years ended December 31, 2011, 2010 and 2009, respectively. These costs also included an adjustment of $0.2 million offsetting asset write-off and other restructuring costs for the year ended December 31, 2011 along with $4.0 million and $8.3 million in asset write-off and other restructuring costs for the years ended December 31, 2010 and 2009, respectively. The Company expects to incur charges in future periods as it periodically evaluates the estimates made in connection with this activity; however, the Company does not expect these charges to be significant.

NOTE 3—OPERATING INTEREST INCOME AND OPERATING INTEREST EXPENSE

The following table shows the components of operating interest income and operating interest expense (dollars in thousands):

	Year Ended December 31,
	2011	2010	2009
Operating interest income:
Loans	$692,127	$879,013	$1,138,116
Available-for-sale securities	421,304	386,347	471,087
Margin receivables	221,717	200,260	138,510
Held-to-maturity securities	136,953	35,930	—
Securities borrowed and other	60,238	45,163	84,845

Total operating interest income(1)	1,532,339	1,546,713	1,832,558

Operating interest expense:
Securities sold under agreements to repurchase	(153,079)	(129,574)	(200,121)
FHLB advances and other borrowings	(106,201)	(119,344)	(148,739)
Deposits	(42,879)	(62,828)	(211,788)
Customer payables and other	(10,221)	(8,684)	(11,308)

Total operating interest expense(2)	(312,380)	(320,430)	(571,956)

Net operating interest income	$1,219,959	$1,226,283	$1,260,602

(1)

Operating interest income reflects $(10.3) million, $21.9 million, and $53.9 million in income on hedges that qualify for hedge accounting for the years ended December 31, 2011, 2010, and 2009, respectively.

(2)

Operating interest expense reflects $136.7 million, $122.4 million, and $136.3 million in expense on hedges that qualify for hedge accounting for the years ended December 31, 2011, 2010, and 2009, respectively.

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

Residential Mortgage-backed Securities

The Company’s residential mortgage-backed securities portfolio was comprised of agency mortgage-backed securities and CMOs, which represented the majority of the portfolio, and non-agency CMOs. Agency mortgage- backed securities and CMOs are guaranteed by U.S. government sponsored and federal agencies. The majority of the Company’s non-agency CMOs were backed by first lien mortgages and were below investment grade or non-rated as of December 31, 2011. The weighted average coupon rates for the residential mortgage-backed securities as of December 31, 2011 are shown in the following table:

Weighted Average Coupon Rate
Agency mortgage-backed securities	3.45%
Agency CMOs	3.48%
Non-agency CMOs	3.90%

The fair value of agency mortgage-backed securities was determined using market and income approaches with quoted market prices, recent market transactions and spread data for similar instruments. The fair value of agency CMOs was determined using market and income approaches with the Company’s own trading activities for identical or similar instruments. Agency mortgage-backed securities and CMOs were categorized in Level 2 of the fair value hierarchy.

Non-agency CMOs were valued using market and income approaches with market observable data, including recent market transactions when available. The Company also utilized a pricing service to corroborate the market observability of the Company’s inputs used in the fair value measurements. The valuations of non-agency CMOs reflect the Company’s best estimate of what market participants would consider in pricing the financial instruments. The following table presents additional information about the underlying loans and significant inputs for the valuation of non-agency CMOs as of December 31, 2011:

	Weighted Average	Range
Underlying loans:
Coupon rate	3.99%	2.43%-6.83%
Maturity (years)	23	11-26
Significant inputs:
Yield	4%	2% -18%
Default rate(1)	14%	1%-65%
Loss severity	43%	0%-96%
Prepayment rate	7%	0%-37%

(1)	The default rate reflects the implied rate necessary to equate market price to the book yield given the market credit assumption.

The Company considers the price transparency for these financial instruments to be a key determinant of the degree of judgment involved in determining the fair value. As of December 31, 2011, the majority of the Company’s non-agency CMOs were categorized in Level 2 of the fair value hierarchy.

Other Debt Securities

The fair value measurements of other agency debt securities were determined using market and income approaches along with the Company’s own trading activities for identical or similar instruments and were categorized in Level 2 of the fair value hierarchy. The Company’s municipal bonds are revenue bonds issued by state and other local government agencies. The valuation of corporate bonds is impacted by the credit worthiness of the corporate issuer. The majority of the Company’s municipal bonds and corporate bonds were rated investment grade as of December 31, 2011. These securities were valued using a market approach with pricing service valuations corroborated by recent market transactions for identical or similar bonds. Municipal bonds and corporate bonds were categorized in Level 2 of the fair value hierarchy.

Derivative Instruments

Interest rate swap and option contracts were valued with an income approach using pricing models that are commonly used by the financial services industry. The market observable inputs used in the pricing models include the swap curve, the volatility surface, and prime or overnight indexed swap basis from a financial data provider. The Company does not consider these models to involve significant judgment on the part of management and corroborated the fair value measurements with counterparty valuations. The Company’s derivative instruments were categorized in Level 2 of the fair value hierarchy. The consideration of credit risk, the Company’s or the counterparty’s, did not result in an adjustment to the valuation of its derivative instruments in the periods presented.

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

Recurring Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis are summarized below (dollars in thousands):

	Level 1	Level 2	Level 3	Fair Value
December 31, 2011:
Assets
Trading securities	$53,025	$1,347	$—	$54,372
Available-for-sale securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	—	13,965,712	—	13,965,712
Non-agency CMOs	—	244,447	97,106	341,553

Total residential mortgage-backed securities	—	14,210,159	97,106	14,307,265

Investment securities:
Agency debentures	—	731,280	—	731,280
Other agency debt securities	—	554,194	—	554,194
Municipal bonds	—	41,069	—	41,069
Corporate bonds	—	17,685	—	17,685

Total investment securities	—	1,344,228	—	1,344,228

Total available-for-sale securities	—	15,554,387	97,106	15,651,493

Other assets:
Derivative assets(1)	—	66,534	—	66,534

Total assets measured at fair value on a recurring basis(2)	$53,025	$15,622,268	$97,106	$15,772,399

Liabilities
Derivative liabilities(1)	$—	$358,203	$—	$358,203
Securities sold, not yet purchased	48,185	86	—	48,271

Total liabilities measured at fair value on a recurring basis(2)	$48,185	$358,289	$—	$406,474

(1)	All derivative assets and liabilities are interest rate contracts. Information related to derivative instruments is detailed in Note 7—Accounting for Derivative Instruments and Hedging Activities.
(2)	Assets and liabilities measured at fair value on a recurring basis represented 33% and less than 1% of the Company’s total assets and total liabilities, respectively.

	Level 1	Level 2	Level 3	Fair Value
December 31, 2010:
Assets
Trading securities	$55,630	$5,913	$630	$62,173
Available-for-sale securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	—	12,898,114	—	12,898,114
Non-agency CMOs	—	200,169	195,220	395,389

Total residential mortgage-backed securities	—	13,098,283	195,220	13,293,503

Investment securities:
Agency debentures	—	1,269,552	—	1,269,552
Other agency debt securities	—	187,462	—	187,462
Municipal bonds	—	37,331	—	37,331
Corporate bonds	—	17,829	—	17,829

Total investment securities	—	1,512,174	—	1,512,174

Total available-for-sale securities	—	14,610,457	195,220	14,805,677

Other assets:
Derivative assets(1)	—	248,911	—	248,911
Deposits with clearing organizations(2)	38,000	—	—	38,000

Total other assets measured at fair value on a recurring basis	38,000	248,911	—	286,911

Total assets measured at fair value on a recurring basis(3)	$93,630	$14,865,281	$195,850	$15,154,761

Liabilities
Derivative liabilities(1)	$—	$106,863	$—	$106,863
Securities sold, not yet purchased	51,889	2,846	—	54,735

Total liabilities measured at fair value on a recurring basis(3)	$51,889	$109,709	$—	$161,598

(1)	All derivative assets and liabilities are interest rate contracts. Information related to derivative instruments is detailed in Note 7—Accounting for Derivative Instruments and Hedging Activities.
(2)	Represents U.S. Treasury securities held by a broker-dealer subsidiary.
(3)	Assets and liabilities measured at fair value on a recurring basis represented 33% and less than 1% of the Company’s total assets and total liabilities, respectively.

The following tables present additional information about Level 3 assets and liabilities measured at fair value on a recurring basis (dollars in thousands):

		Available-for-sale Securities
	Trading Securities	Non-agency CMOs
Balance, December 31, 2010	$630	$195,220
Realized and unrealized gains (losses):(1)
Included in earnings(2)	(1,560)	(7,898)
Included in other comprehensive income (loss)(3)	—	16,089
Sales	(6,299)	—
Settlements	(1,700)	(28,205)
Transfers in to Level 3(4)	8,929	254,637
Transfers out of Level 3(4)	—	(332,737)

Balance, December 31, 2011	$—	$97,106

(1)	The majority of total realized and unrealized gains (losses) were related to instruments held at December 31, 2011.
(2)	The majority of realized and unrealized gains (losses) included in earnings are reported in the net impairment line item.
(3)	All realized and unrealized gains (losses) included in other comprehensive income (loss) are reported in the net change from available-for-sale securities line item.
(4)	The Company’s transfers in and out of Level 3 are as of the beginning of the reporting period on a quarterly basis.

		Available-for-sale Securities
	Trading Securities	Agency Mortgage- backed Securities and CMOs	Non-agency CMOs	Corporate Investments
Balance, December 31, 2009	$1,491	$17,972	$234,629	$173
Realized and unrealized gains (losses):(1)
Included in earnings(2)	(938)	—	(35,799)	—
Included in other comprehensive income (loss)(3)	—	—	80,695	(9)
Purchases, sales, other settlements and issuances, net	77	—	(32,520)	(119)
Transfers in to Level 3(4)	—	—	139,088	—
Transfers out of Level 3(4)	—	(17,972)	(190,873)	(45)

Balance, December 31, 2010	$630	$—	$195,220	$—

(1)	The majority of total realized and unrealized gains (losses) were related to instruments held at December 31, 2010.
(2)	The majority of realized and unrealized gains (losses) included in earnings are reported in the net impairment line item.
(3)	The majority of realized and unrealized gains (losses) included in other comprehensive income (loss) are reported in the net change from available-for-sale securities line item.
(4)	The Company’s transfers in and out of Level 3 are as of the beginning of the reporting period on a quarterly basis.

		Available-for-sale Securities
	Trading Securities	Agency Mortgage- backed Securities and CMOs	Non-agency CMOs	Corporate Investments	Derivative Instruments, Net(5)
Balance, December 31, 2008	$33,406	$—	$304,661	$170	$(492)
Realized and unrealized gains (losses):(1)
Included in earnings(2)	2,016	—	(86,215)	—	492
Included in other comprehensive income (loss)(3)	—	(783)	102,346	3	—
Purchases, sales, other settlements and issuances, net	(37,377)	4	(84,050)	—	—
Transfers in and/or (out) of Level 3(4)	3,446	18,751	(2,113)	—	—

Balance, December 31, 2009	$1,491	$17,972	$234,629	$173	$—

(1)	The majority of total realized and unrealized gains (losses) were related to instruments held at December 31, 2009.
(2)	The majority of realized and unrealized gains (losses) included in earnings are reported in the net impairment line item.
(3)	The majority of realized and unrealized gains (losses) included in other comprehensive income (loss) are reported in the net change from available-for-sale securities line item.
(4)	The Company’s transfers in and out of Level 3 are as of the beginning of the reporting period on a quarterly basis.
(5)	Represents derivative assets net of derivative liabilities for presentation purposes only.

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

The Company’s transfers of certain CMOs in and out of Level 3 are generally driven by changes in price transparency for the securities. Financial instruments for which actively quoted prices or pricing parameters are available will have a higher degree of price transparency than financial instruments that are thinly traded or not quoted. As of December 31, 2011, less than 1% of the Company’s total assets and none of its total liabilities represented instruments measured at fair value on a recurring basis categorized as Level 3.

Nonrecurring Fair Value Measurements

The Company records certain other assets at fair value on a nonrecurring basis: 1) one- to four-family and home equity loans in which the amount of the loan balance in excess of the estimated current value of the property less estimated costs to sell has been charged-off; and 2) real estate acquired through foreclosure that is carried at the lower of the property’s carrying value or fair value, less estimated selling costs. The following table presents the fair value of assets prior to deducting estimated selling costs that were carried on the consolidated balance sheet as of December 31, 2011 and 2010, and for which a nonrecurring fair value measurement was recorded during the period (dollars in thousands):

	December 31,
	2011	2010
One- to four-family	$823,338	$880,044
Home equity	61,163	61,940

Total loans receivable measured at fair value	$884,501	$941,984

REO measured at fair value	$81,505	$140,029

Loans that have been delinquent for 180 days and are charged off based on the estimated current value of the underlying property less estimated selling costs remain classified as nonperforming loans until they complete the foreclosure process and become REO. Property valuations for one- to four-family and home equity loans are based on the most recent “as is” property valuation data available, which may include appraisals, automated valuation models, prices for identical or similar properties, broker price opinions or home price indices. The Company obtains property valuation data quarterly. If the valuation data obtained is significantly different from the valuation previously received, the Company orders additional property valuation data to corroborate or update the valuation. Property valuations for real estate acquired through foreclosure are based on the lowest value of the most recent property valuation data available, which may include appraisals, listing prices or offer prices. These fair value measurements were classified as Level 3 of the fair value hierarchy as all of the valuations included Level 3 inputs that were significant to the estimate of fair value.

Subsequent to the recording of an initial fair value measurement, these loans continue to be measured at fair value on a nonrecurring basis, utilizing the estimated value of the underlying property less estimated selling costs, which is updated on a quarterly basis. If the value of the underlying property has declined, an additional charge-off is recorded. If the value of the underlying property has increased, previously charged-off amounts are not recovered. These loans continue to be reported as nonperforming loans unless they meet the requirements for being reported as performing loans.

The following table presents the losses associated with the assets measured at fair value on a nonrecurring basis during the years ended December 31, 2011, 2010 and 2009 (dollars in thousands):

	Year Ended December 31,
	2011	2010	2009 (1)
One- to four-family	$221,717	$291,351	N/A
Home equity	112,426	152,386	N/A

Total losses on loans receivable measured at fair value	$334,143	$443,737	$556,685

Losses on REO measured at fair value	$27,582	$41,203	$56,460

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

Disclosures about Fair Value of Financial Instruments

The fair value measurements accounting guidance also requires the disclosure of the fair value of financial instruments not otherwise disclosed above. Different market assumptions and estimation methodologies could significantly affect fair value amounts. The fair value of financial instruments, not otherwise disclosed above, whose fair value approximates carrying value is summarized as follows:

•	Cash and equivalents, cash and investments required to be segregated, margin receivables and customer payables—Fair value is estimated to be carrying value.

•	Investment in FHLB stock—FHLB stock is carried at cost, which is considered to be a reasonable estimate of fair value.

Financial instruments whose fair values were different from their carrying values are summarized below (dollars in thousands):

	December 31, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Held-to-maturity securities	$6,079,512	$6,282,989	$2,462,710	$2,422,335
Loans receivable, net(1)	$12,332,807	$11,142,297	$15,121,919	$13,425,922
Liabilities
Deposits	$26,459,985	$26,473,902	$25,240,297	$25,259,496
Securities sold under agreements to repurchase	$5,015,499	$5,075,415	$5,888,249	$5,955,283
FHLB advances and other borrowings	$2,736,935	$2,671,877	$2,731,714	$2,658,311
Corporate debt	$1,493,552	$1,760,564	$2,145,881	$2,855,318

(1)	The carrying value of loans receivable, net includes the allowance for loan losses of $822.8 million and $1.0 billion as of December 31, 2011 and 2010, respectively.

Held-to-maturity securities—Fair value is determined using market and income approaches with quoted market prices, recent market transactions and spread data for similar instruments for agency mortgage-backed securities. The fair value of agency CMOs and other agency debt securities is determined using market and income approaches with the Company’s own trading activities for identical or similar instruments. The fair value of agency debentures is based on quoted market prices that were derived from assumptions observable in the marketplace.

Loans receivable, net—Fair value is estimated using a discounted cash flow model. Loans are differentiated based on their individual portfolio characteristics, such as product classification, loan category, pricing features and remaining maturity. Assumptions for expected losses, prepayments and discount rates are adjusted to reflect the individual characteristics of the loans, such as credit risk, coupon, term, and payment characteristics, as well as the secondary market conditions for these types of loans. There was limited or no observable market data for the home equity and one- to four-family loan portfolios, which indicates that the market for these types of loans is considered to be inactive. Given the limited market data, these fair value measurements cannot be determined with precision and changes in the underlying assumptions used, including discount rates, could significantly affect the results of current or future fair value estimates. In addition, the amount that would be realized in a forced liquidation, an actual sale or immediate settlement could be significantly lower than both the carrying value and the estimated fair value of the portfolio.

Deposits—Fair value is the amount payable on demand at the reporting date for sweep deposits, complete savings deposits, other money market and savings deposits and checking deposits. For certificates of deposit and brokered certificates of deposit, fair value is estimated by discounting future cash flows at the rates currently offered for deposits of similar remaining maturities.

Securities sold under agreements to repurchase—Fair value is determined by discounting future cash flows at the rate implied for other similar instruments with similar remaining maturities.

FHLB advances and other borrowings—Fair value is estimated by discounting future cash flows at the rates currently offered for borrowings of similar remaining maturities for FHLB advances. For subordinated debentures, fair value is estimated by discounting future cash flows at the rate implied by dealer pricing quotes. For margin collateral, overnight and other short-term borrowings and collateralized borrowings, fair value approximates carrying value.

Corporate debt—Fair value is estimated using dealer pricing quotes. The fair value of the non-interest-bearing convertible debentures is directly correlated to the intrinsic value of the Company’s underlying stock. As the price of the Company’s stock increases relative to the conversion price, the fair value of the convertible debentures increases.

In the normal course of business, the Company makes various commitments to extend credit and incur contingent liabilities that are not reflected in the consolidated balance sheet. Changes in the economy or interest rates may influence the impact that these commitments and contingencies have on the Company in the future. The Company does not estimate the fair value of those commitments. The Company has the right to cancel these commitments in certain circumstances and has closed a significant amount of customer home equity lines of credit in recent periods. As of December 31, 2011, the Company had $0.7 billion of unfunded commitments to extend credit. Information related to such commitments and contingent liabilities is detailed in Note 21—Commitments, Contingencies and Other Regulatory Matters.

NOTE 5—AVAILABLE-FOR-SALE AND HELD-TO-MATURITY SECURITIES

The amortized cost basis and fair value of available-for-sale and held-to-maturity securities are shown in the following tables (dollars in thousands):

	Amortized Cost	Gross Unrealized / Unrecognized Gains	Gross Unrealized / Unrecognized Losses	Fair Value
December 31, 2011:
Available-for-sale securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$13,772,134	$203,541	$(9,963)	$13,965,712
Non-agency CMOs	422,568	3,331	(84,346)	341,553

Total residential mortgage-backed securities	14,194,702	206,872	(94,309)	14,307,265

Investment securities:
Agency debentures	743,246	—	(11,966)	731,280
Other agency debt securities	541,038	13,654	(498)	554,194
Municipal bonds	42,325	261	(1,517)	41,069
Corporate bonds	25,357	—	(7,672)	17,685

Total investment securities	1,351,966	13,915	(21,653)	1,344,228

Total available-for-sale securities	$15,546,668	$220,787	$(115,962)	$15,651,493

Held-to-maturity securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$5,296,520	$162,975	$(1,545)	$5,457,950
Investment securities:
Agency debentures	163,412	5,764	—	169,176
Other agency debt securities	619,580	36,283	—	655,863

Total investment securities	782,992	42,047	—	825,039

Total held-to-maturity securities	$6,079,512	$205,022	$(1,545)	$6,282,989

December 31, 2010:
Available-for-sale securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$13,017,814	$71,274	$(190,974)	$12,898,114
Non-agency CMOs	490,250	2,885	(97,746)	395,389

Total residential mortgage-backed securities	13,508,064	74,159	(288,720)	13,293,503

Investment securities:
Agency debentures	1,324,464	3,470	(58,382)	1,269,552
Other agency debt securities	187,622	2,880	(3,040)	187,462
Municipal bonds	42,399	—	(5,068)	37,331
Corporate bonds	25,356	—	(7,527)	17,829

Total investment securities	1,579,841	6,350	(74,017)	1,512,174

Total available-for-sale securities	$15,087,905	$80,509	$(362,737)	$14,805,677

Held-to-maturity securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$1,928,651	$4,747	$(36,348)	$1,897,050
Investment securities:
Agency debentures	219,197	—	(3,025)	216,172
Other agency debt securities	314,862	—	(5,749)	309,113

Total investment securities	534,059	—	(8,774)	525,285

Total held-to-maturity securities	$2,462,710	$4,747	$(45,122)	$2,422,335

Contractual Maturities

The contractual maturities of all available-for-sale and held-to-maturity debt securities at December 31, 2011 are shown below (dollars in thousands):

	Amortized Cost	Fair Value
Available-for-sale debt securities:
Due within one to five years	$22	$25
Due within five to ten years	1,595,306	1,629,257
Due after ten years	13,951,340	14,022,211

Total available-for-sale securities	$15,546,668	$15,651,493

Held-to-maturity securities:
Due within one to five years	$225,678	$233,132
Due within five to ten years	1,645,737	1,742,097
Due after ten years	4,208,097	4,307,760

Total held-to-maturity securities	$6,079,512	$6,282,989

The Company pledged $3.9 billion and $5.6 billion at December 31, 2011 and 2010, respectively, of available-for-sale securities and $2.1 billion and $0.9 billion at December 31, 2011 and 2010, respectively, of held-to-maturity securities as collateral for federal reserves, repurchase agreements and other purposes.

Other-Than-Temporary Impairment of Investments

The following tables show the fair value and unrealized or unrecognized losses on available-for-sale and held-to-maturity securities, aggregated by investment category, and the length of time that individual securities have been in a continuous unrealized or unrecognized loss position (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized / Unrecognized Losses	Fair Value	Unrealized / Unrecognized Losses	Fair Value	Unrealized / Unrecognized Losses
December 31, 2011:
Available-for-sale securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$1,314,331	$(4,014)	$647,144	$(5,949)	$1,961,475	$(9,963)
Non-agency CMOs	4,336	(355)	321,932	(83,991)	326,268	(84,346)
Investment securities:
Agency debentures	731,280	(11,966)	—	—	731,280	(11,966)
Other agency debt securities	37,296	(498)	—	—	37,296	(498)
Municipal bonds	—	—	20,598	(1,517)	20,598	(1,517)
Corporate bonds	—	—	17,685	(7,672)	17,685	(7,672)

Total temporarily impaired available-for-sale securities	$2,087,243	$(16,833)	$1,007,359	$(99,129)	$3,094,602	$(115,962)

Held-to-maturity securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$343,340	$(1,192)	$42,445	$(353)	$385,785	$(1,545)

Total temporarily impaired held-to-maturity securities	$343,340	$(1,192)	$42,445	$(353)	$385,785	$(1,545)

December 31, 2010:
Available-for-sale securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$8,204,906	$(188,159)	$165,478	$(2,815)	$8,370,384	$(190,974)
Non-agency CMOs	—	—	377,309	(97,746)	377,309	(97,746)
Investment securities:
Agency debentures	877,135	(58,382)	—	—	877,135	(58,382)
Other agency debt securities	105,113	(3,040)	—	—	105,113	(3,040)
Municipal bonds	17,937	(2,193)	19,394	(2,875)	37,331	(5,068)
Corporate bonds	—	—	17,829	(7,527)	17,829	(7,527)

Total temporarily impaired available-for-sale securities	$9,205,091	$(251,774)	$580,010	$(110,963)	$9,785,101	$(362,737)

Held-to-maturity securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$1,283,817	$(36,348)	$—	$—	$1,283,817	$(36,348)
Investment securities:
Agency debentures	216,172	(3,025)	—	—	216,172	(3,025)
Other agency debt securities	309,113	(5,749)	—	—	309,113	(5,749)

Total temporarily impaired held-to-maturity securities	$1,809,102	$(45,122)	$—	$—	$1,809,102	$(45,122)

The Company does not believe that any individual unrealized loss in the available-for-sale or unrecognized loss in the held-to-maturity portfolio as of December 31, 2011 represents a credit loss. The credit loss component is the difference between the security’s amortized cost basis and the present value of its expected future cash flows, and is recognized in earnings. The noncredit loss component is the difference between the present value of its expected future cash flows and the fair value and is recognized through other comprehensive income (loss). The Company assessed whether it intends to sell, or whether it is more likely than not that the Company will be required to sell a security before recovery of its amortized cost basis. For debt securities that are considered other-than-temporarily impaired and that the Company does not intend to sell and will not be required to sell prior to recovery of its amortized cost basis, the Company determines the amount of the impairment that is related to credit and the amount due to all other factors.

The majority of the unrealized or unrecognized losses on mortgage-backed securities are attributable to changes in interest rates and a re-pricing of risk in the market. The majority of agency mortgage-backed securities and CMOs, other agency debt securities and agency debentures are AAA-rated. Municipal bonds and corporate bonds are evaluated by reviewing the credit-worthiness of the issuer and general market conditions. The Company does not intend to sell the securities in an unrealized loss position and it is not more likely than not that the Company will be required to sell the debt securities before the anticipated recovery of its remaining amortized cost of the securities in an unrealized loss position at December 31, 2011.

The majority of the Company’s available-for-sale and held-to-maturity portfolio consists of residential mortgage-backed securities. For residential mortgage-backed securities, the Company calculates the credit portion of OTTI by comparing the present value of the expected future cash flows with the amortized cost basis of the security. The expected future cash flows are determined using the remaining contractual cash flows adjusted for future credit losses. The estimate of expected future credit losses includes the following assumptions: 1) expected default rates based on current delinquency trends, foreclosure statistics of the underlying mortgages and loan documentation type; 2) expected loss severity based on the underlying loan characteristics, including loan-to-value, origination vintage and geography; and 3) expected loan prepayments and principal reduction based on current experience and existing market conditions that may impact the future rate of prepayments. The expected cash flows of the security are then discounted at the interest rate used to recognize interest income on the security to arrive at the present value amount. The following table presents a summary of the significant inputs considered for securities that were other-than-temporarily impaired as of December 31, 2011:

	December 31, 2011
	Weighted Average	Range
Default rate(1)	6%	2%	- 21%
Loss severity	51%	40%	- 65%
Prepayment rate	6%	2%	- 15%

(1)	Represents the expected default rate for the next twelve months.

The following table presents a roll-forward of the credit loss component of the amortized cost of debt securities that have noncredit loss recognized in other comprehensive income (loss) and credit loss recognized in earnings for the periods presented (dollars in thousands):

	Year Ended December 31,
	2011	2010	2009 (1)
Credit loss balance, beginning of period	$188,038	$150,372	$80,060
Additions:
Initial credit impairment	61	1,642	11,780
Subsequent credit impairment	14,846	36,024	58,532

Credit loss balance, end of period	$202,945	$188,038	$150,372

(1)	The Company adopted the amended guidance for the recognition and presentation of OTTI for debt securities on April 1, 2009.

Within the securities portfolio, the highest concentration of credit risk is the non-agency CMO portfolio. As of December 31, 2011, the Company held approximately $329.9 million in amortized cost of non-agency CMO securities that had been other-than-temporarily impaired as a result of deterioration in the expected credit performance of the underlying loans in the securities. The following table shows the components of net impairment for the periods presented (dollars in thousands):

	Year Ended December 31,
	2011	2010	2009 (1)
Other-than-temporary impairment (“OTTI”)	$(9,190)	$(41,510)	$(232,139)
Less: noncredit portion of OTTI recognized into (out of) other comprehensive income (loss) (before tax)	(5,717)	3,840	143,044

Net impairment	$(14,907)	$(37,670)	$(89,095)

(1)	The Company adopted the amended guidance for the recognition and presentation of OTTI for debt securities on April 1, 2009.

Gains on Loans and Securities, Net

The detailed components of the gains on loans and securities, net line item on the consolidated statement of income (loss) are as follows (dollars in thousands):

	Year Ended December 31,
	2011	2010	2009
Gains (losses) on loans, net	$146	$6,266	$(12,496)
Gains on securities, net
Gains on available-for-sale securities and other investments	124,360	160,952	203,619
Losses on available-for-sale securities and other investments	—	(187)	(30,441)
Gains (losses) on trading securities, net	(1,883)	162	7,845
Hedge ineffectiveness	(2,390)	(981)	579

Gains on securities, net	120,087	159,946	181,602

Gains on loans and securities, net	$120,233	$166,212	$169,106

NOTE 6—LOANS RECEIVABLE, NET

Loans receivable, net are summarized as follows (dollars in thousands):

	December 31,
	2011	2010
One- to four-family	$6,615,808	$8,170,329
Home equity	5,328,657	6,410,311
Consumer and other	1,113,257	1,443,398

Total loans receivable	13,057,722	16,024,038
Unamortized premiums, net	97,901	129,050
Allowance for loan losses	(822,816)	(1,031,169)

Total loans receivable, net	$12,332,807	$15,121,919

At December 31, 2011, we pledged $10.0 billion and $1.0 billion of loans as collateral to the FHLB and Federal Reserve Bank, respectively. At December 31, 2010, we pledged $12.3 billion and $1.2 billion of loans as collateral to the FHLB and Federal Reserve Bank, respectively.

The following table represents the breakdown of the total recorded investment in loans receivable and allowance for loan losses by loans that have been collectively evaluated for impairment and those that have been individually evaluated for impairment (dollars in thousands):

	Recorded Investment		Allowance for Loan Losses
	December 31,		December 31,
	2011	2010	2011	2010
Loans collectively evaluated for impairment	$11,736,731	$15,116,217	$502,673	$674,202
Loans individually evaluated for impairment (TDRs)	1,418,892	1,036,871	320,143	356,967

Total recorded investment in loans receivable	$13,155,623	$16,153,088	$822,816	$1,031,169

The weighted-average remaining maturity of mortgage loans secured by one- to four-family residences was 296 and 307 months at December 31, 2011 and 2010, respectively. Additionally, all loans outstanding at December 31, 2011 and 2010 in the portfolio were serviced by other companies.

During the years ended December 31, 2011 and 2010, the Company agreed to settlements with three particular originators specific to loans sold to the Company by those originators. One-time payments were made to the Company satisfy in full all pending and future repurchase requests with those specific originators. During the years ended December 31, 2011 and 2010, the Company applied $46 million and $25 million to the allowance for loan losses, resulting in a corresponding reduction in net charge-offs as well as provision for loan losses.

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

Credit Quality

The Company tracks and reviews factors to predict and monitor credit risk in its mortgage loan portfolio on an ongoing basis. These factors include: loan type, estimated current LTV/CLTV ratios, delinquency history, documentation type, borrowers’ current credit scores, housing prices, loan acquisition channel, loan vintage and geographic location of the property. In economic conditions in which housing prices generally appreciate, the Company believes that loan type, LTV/CLTV ratios, documentation type and credit scores are the key factors in determining future loan performance. In a housing market with declining home prices and less credit available for refinance, the Company believes the LTV/CLTV ratio becomes a more important factor in predicting and monitoring credit risk. The factors are updated on at least a quarterly basis. The Company tracks and reviews delinquency status to predict and monitor credit risk in the consumer and other loan portfolio on an ongoing basis.

The home equity loan portfolio is primarily second lien loans on residential real estate properties, which have a higher level of credit risk than first lien mortgage loans. Approximately 14% of the home equity portfolio was in the first lien position as of December 31, 2011. The Company holds both the first and second lien positions in less than 1% of the home equity loan portfolio. The home equity loan portfolio consists of home equity installment loans and home equity lines of credit.

Home equity installment loans are primarily fixed rate and fixed term, fully amortizing loans that do not offer the option of an interest-only payment. Home equity lines of credit convert to amortizing loans at the end of the draw period, which ranges from 60 months to 120 months. At December 31, 2011, the vast majority of the home equity line of credit portfolio had not converted from the interest-only draw period to an amortizing loan. In addition, approximately 79% of the home equity line of credit portfolio will not begin amortizing until after 2014. The following table outlines when home equity lines of credit convert to amortizing for the home equity line of credit portfolio as of December 31, 2011:

Period of Conversion to Amortizing Loan	% of Home Equity Line of Credit Portfolio
Already amortizing	7%
Year ending December 31, 2012	3%
Year ending December 31, 2013	4%
Year ending December 31, 2014	7%
After December 31, 2014	79%

The following tables show the distribution of the Company’s mortgage loan portfolios by credit quality indicator (dollars in thousands):

	One- to Four-Family		Home Equity
	December 31,		December 31,
Current LTV/CLTV (1)	2011	2010	2011	2010
<=80%	$1,596,299	$2,233,233	$1,168,851	$1,484,905
80%-100%	1,716,799	2,329,531	967,945	1,302,930
100%-120%	1,527,266	1,732,148	1,191,862	1,482,831
>120%	1,775,444	1,875,417	1,999,999	2,139,645

Total mortgage loans receivable	$6,615,808	$8,170,329	$5,328,657	$6,410,311

Average estimated current LTV/CLTV (2)	106.7%	100.8%	112.1%	107.7%
Average LTV/CLTV at loan origination (3)	71.0%	70.6%	79.2%	79.3%

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

(2)	The average estimated current LTV ratio reflects the outstanding balance at the balance sheet date, divided by the estimated current value of the underlying property.
(3)	Average LTV/CLTV at loan origination calculations are based on LTV/CLTV at time of purchase for one- to four-family purchased loans and undrawn balances for home equity loans.

	One- to Four-Family		Home Equity
	December 31,		December 31,
Documentation Type	2011	2010	2011	2010
Full documentation	$2,845,571	$3,556,480	$2,699,164	$3,201,381
Low/no documentation	3,770,237	4,613,849	2,629,493	3,208,930

Total mortgage loans receivable	$6,615,808	$8,170,329	$5,328,657	$6,410,311

	One- to Four-Family		Home Equity
	December 31,		December 31,
Current FICO (1)	2011	2010	2011	2010
>=720	$3,557,576	$4,438,443	$2,780,163	$3,101,814
719 - 700	585,188	709,635	497,680	665,741
699 - 680	448,651	566,256	408,804	550,756
679 - 660	385,051	434,775	325,777	411,709
659 - 620	525,878	633,983	447,908	512,528
<620	1,113,464	1,387,237	868,325	1,167,763

Total mortgage loans receivable	$6,615,808	$8,170,329	$5,328,657	$6,410,311

(1)

FICO scores are updated on a quarterly basis; however, as of December 31, 2011 and 2010, there were some loans for which the updated FICO scores were not available. The current FICO distribution as of December 31, 2011 included original FICO scores for approximately $153 million and $30 million of one- to four-family and home equity loans, respectively. The current FICO distribution as of December 31, 2010 included original FICO scores for approximately $218 million and $168 million of one- to four-family and home equity loans, respectively.

	One- to Four-Family		Home Equity
	December 31,		December 31,
Acquisition Channel	2011	2010	2011	2010
Purchased from a third party	$5,420,858	$6,687,741	$4,669,551	$5,607,236
Originated by the Company	1,194,950	1,482,588	659,106	803,075

Total mortgage loans receivable	$6,615,808	$8,170,329	$5,328,657	$6,410,311

	One- to Four-Family		Home Equity
	December 31,		December 31,
Vintage Year	2011	2010	2011	2010
2003 and prior	$239,868	$297,639	$302,606	$392,112
2004	620,464	759,307	472,935	585,729
2005	1,377,748	1,713,400	1,387,044	1,615,736
2006	2,528,558	3,108,280	2,479,969	2,999,072
2007	1,841,097	2,276,632	674,742	805,045
2008	8,073	15,071	11,361	12,617

Total mortgage loans receivable	$6,615,808	$8,170,329	$5,328,657	$6,410,311

	One- to Four-Family		Home Equity
	December 31,		December 31,
Geographic Location	2011	2010	2011	2010
California	$3,096,028	$3,773,623	$1,690,319	$2,038,325
New York	488,209	612,988	387,038	459,018
Florida	458,219	563,412	377,754	456,029
Virginia	280,772	338,132	234,140	277,993
Other states	2,292,580	2,882,174	2,639,406	3,178,946

Total mortgage loans receivable	$6,615,808	$8,170,329	$5,328,657	$6,410,311

Delinquent Loans

The following table shows total loans receivable by delinquency category as of December 31, 2011 and 2010 (dollars in thousands):

	Current	30-89 Days Delinquent	90-179 Days Delinquent	180+ Days Delinquent	Total
December 31, 2011
One- to four-family	$5,726,745	$294,769	136,238	$458,056	$6,615,808
Home equity	5,016,568	154,638	99,657	57,794	5,328,657
Consumer and other	1,091,010	17,715	4,102	430	1,113,257

Total loans receivable	$11,834,323	$467,122	$239,997	$516,280	$13,057,722

December 31, 2010
One- to four-family	$6,770,513	$388,580	$226,052	$785,184	$8,170,329
Home equity	6,040,021	175,607	142,997	51,686	6,410,311
Consumer and other	1,412,707	25,209	4,802	680	1,443,398

Total loans receivable	$14,223,241	$589,396	$373,851	$837,550	$16,024,038

Nonperforming Loans

The Company classifies loans as nonperforming when they are no longer accruing interest, which includes loans that are 90 days past due and TDRs that are on nonaccrual status for all classes of loans. If the Company’s nonperforming loans at each year end had been performing in accordance with their terms, the Company would have recorded interest income of approximately $92.5 million, $121.5 million and $108.7 million for the years ended December 31, 2011, 2010 and 2009, respectively. During 2011, the Company recognized $15.3 million in interest on loans that were in nonperforming status at December 31, 2011. At December 31, 2011 and 2010 there were no commitments to lend additional funds to any of these borrowers.

Allowance for Loan Losses

The following table provides a roll-forward by loan portfolio of the allowance for loan losses for the years ended December 31, 2011, 2010 and 2009 (dollars in thousands):

	Year Ended December 31, 2011
	One- to Four- Family	Home Equity	Consumer and Other	Total
Allowance for loan losses, beginning of period	$389,594	$576,089	$65,486	$1,031,169
Provision for loan losses	132,655	286,396	21,563	440,614
Charge-offs	(228,857)	(457,302)	(59,290)	(745,449)
Recoveries	20,795	58,105	17,582	96,482

Charge-offs, net	(208,062)	(399,197)	(41,708)	(648,967)

Allowance for loan losses, end of period	$314,187	$463,288	$45,341	$822,816

	Year Ended December 31, 2010
	One- to Four- Family	Home Equity	Consumer and Other	Total
Allowance for loan losses, beginning of period	$489,887	$620,067	$72,784	$1,182,738
Provision for loan losses	202,302	529,461	47,649	779,412
Charge-offs	(302,595)	(600,035)	(80,359)	(982,989)
Recoveries	—	26,596	25,412	52,008

Charge-offs, net	(302,595)	(573,439)	(54,947)	(930,981)

Allowance for loan losses, end of period	$389,594	$576,089	$65,486	$1,031,169

	Year Ended December 31, 2009
	One- to Four- Family	Home Equity	Consumer and Other	Total
Allowance for loan losses, beginning of period	$185,163	$833,835	$61,613	$1,080,611
Provision for loan losses	669,043	737,192	91,877	1,498,112
Charge-offs	(364,319)	(966,259)	(111,609)	(1,442,187)
Recoveries	—	15,299	30,903	46,202

Charge-offs, net	(364,319)	(950,960)	(80,706)	(1,395,985)

Allowance for loan losses, end of period	$489,887	$620,067	$72,784	$1,182,738

Impaired Loans—Troubled Debt Restructurings

The Company has a loan modification program that focuses on the mitigation of potential losses in the loan portfolio. The Company considers modifications in which it made an economic concession to a borrower experiencing financial difficulty a TDR. The various types of economic concessions that may be granted typically consist of interest rate reductions, maturity date extensions, principal forgiveness or a combination of these concessions. Upon being classified as a TDR, such loan is categorized as an impaired loan and impairment is measured on an individual basis. Once a loan is modified as a TDR, the loan is considered impaired until maturity regardless of whether the borrower performs under the modified terms.

Both one- to four-family and home equity TDRs, including trial modifications, are accounted for as nonaccrual loans at the time of modification and return to accrual status after six consecutive payments are made in accordance with the modified terms. The Company currently does not have an active TDR program for consumer and other loans; therefore, there are no reported TDRs for consumer and other loans. TDRs are classified as nonperforming until six consecutive payments have been made. At December 31, 2011 and 2010, the unpaid principal balance in one- to four-family TDRs was $968.2 million and $546.4 million, respectively. For home equity loans, the recorded investment in TDRs represents the unpaid principal balance.

The following table shows a summary of the Company’s recorded investment in TDRs that were on accrual and non-accrual status, in addition to the recorded investment of TDRs as of December 31, 2011 and 2010 (dollars in thousands):

		Nonaccrual TDRs
	Accrual TDRs(1)	Current(2)	30-89 Days Delinquent	90+ Days Delinquent	Recorded Investment in TDRs
December 31, 2011
One- to four-family	$516,314	$250,989	$88,195	$117,455	$972,953
Home equity	279,031	72,578	51,433	42,897	445,939

Total	$795,345	$323,567	$139,628	$160,352	$1,418,892

December 31, 2010
One- to four-family	$229,605	$190,597	$55,447	$72,893	$548,542
Home equity	279,315	109,355	56,742	42,917	488,329

Total	$508,920	$299,952	$112,189	$115,810	$1,036,871

(1)	Represents TDRs that are current and have made six or more consecutive payments.
(2)	Represents current TDRs that have not yet made six consecutive payments.

The following table shows the average recorded investment and interest income recognized both on a cash and accrual basis for the Company’s TDRs during the years ended December 31, 2011, 2010, and 2009 (dollars in thousands):

	Average Recorded Investment			Interest Income Recognized
	December 31,			December 31,
	2011	2010	2009	2011	2010	2009
One- to four-family	$770,943	$399,306	$117,635	$27,034	$13,498	$5,487
Home equity	455,422	460,892	192,202	9,981	5,209	1,309

Total	$1,226,365	$860,198	$309,837	$37,015	$18,707	$6,796

Included in the allowance for loan losses was a specific allowance of $320.1 million, $357.0 million, and $193.6 million that was established for TDRs at December 31, 2011, 2010, and 2009, respectively. The specific allowance for these individually impaired loans represents the forecasted losses over the estimated remaining life of the loan, including the economic concession to the borrower. The following table shows detailed information related to the Company’s loans that were modified in a TDR as of December 31, 2011 and 2010 (dollars in thousands):

	December 31, 2011			December 31, 2010
	Recorded Investment in TDRs	Specific Valuation Allowance	Net Investment in TDRs	Recorded Investment in TDRs	Specific Valuation Allowance	Net Investment in TDRs
With a recorded allowance:
One- to four-family	$557,297	$101,188	$456,109	$385,266	$84,492	$300,774
Home equity	$424,834	$218,955	$205,879	$479,745	$272,475	$207,270
Without a recorded allowance: (1)
One- to four-family	$415,656	$—	$415,656	$163,276	$—	$163,276
Home equity	$21,105	$—	$21,105	$8,584	$—	$8,584
Total:
One- to four-family	$972,953	$101,188	$871,765	$548,542	$84,492	$464,050
Home equity	$445,939	$218,955	$226,984	$488,329	$272,475	$215,854

(1)	The TDRs without a recorded specific valuation allowance represents loans where the discounted cash flow analysis is equal to or exceeds the recorded investment in the loan.

The vast majority of the Company’s TDRs include an interest rate reduction in combination with another type of concession. The Company prioritizes the interest rate reduction modifications in combination with the following modification categories: principal forgiven, principal deferred and re-age/extension/capitalization of accrued interest. Each class is mutually exclusive in that if a TDR had an interest rate reduction with principal forgiven and an extension, the TDR would only show up in the principal forgiven column in the table below. The following tables provide the number of loans, post-modification balances immediately after being modified as a TDR by major class of modification, and the financial impact of modifications for loans that were modified as a TDR during the year ended December 31, 2011 (dollars in thousands):

		Interest Rate Reduction
	Number of Loans	Principal Forgiven	Principal Deferred	Re-age/ Extension/ Interest Capitalization	Other	Other	Total
One- to four-family	1,177	$29,343	$78,582	$337,604	$25,354	$25,253	$496,136
Home equity	1,452	317	—	24,531	98,873	2,245	125,966

Total	2,629	$29,660	$78,582	$362,135	$124,227	$27,498	$622,102

	Financial Impact
	Principal Forgiven	Pre-TDR Weighted Average Interest Rate	Post-TDR Weighted Average Interest Rate
One- to four-family	$9,308	6.1%	2.6%
Home equity	646	4.7%	1.8%

Total	$9,954

The Company considers TDRs that become 30 days past due to have experienced a payment default. The following table shows the recorded investment of TDRs at December 31, 2011 that experienced a payment default within 12 months after the modification for the year ended December 31, 2011 (dollars in thousands):

	Year Ended December 31, 2011
	Number of Loans	Recorded Investment
One- to four-family(1)	310	$126,172
Home equity(2)	866	65,331

Total	1176	$191,503

(1)	As of December 31, 2011, $34.1 million of the recorded investment in one- to four-family loans that had a payment default in the trailing 12 months were classified as current.
(2)	As of December 31, 2011, $17.2 million of the recorded investment in home equity loans that had a payment default in the trailing 12 months were classified as current.

The Company evaluates the re-delinquency rates in order to monitor TDR performance. More recent TDR vintages have lower re-delinquency rates, which demonstrate the improving trend of TDR performance. The Company also monitors the average re-delinquency rates for TDRs twelve months after the modification occurred, which are based on cumulative performance since the modification program began:

	One- to four-family	Home equity
December 31, 2011	29%	42%
September 30, 2011	28%	42%
June 30, 2011	31%	43%
March 31, 2011	36%	44%
December 31, 2010	42%	45%

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

		Fair Value
	Notional	Asset(1)	Liability(2)	Net(3)
December 31, 2011
Interest rate contracts:
Cash flow hedges:
Purchased options	$2,625,000	$33,959	$—	$33,959
Pay-fixed rate swaps	2,165,000	—	(281,071)	(281,071)

Total cash flow hedges	4,790,000	33,959	(281,071)	(247,112)

Fair value hedges:
Pay-fixed rate swaps	1,093,860	—	(77,132)	(77,132)
Receive-fixed rate swaps	725,950	32,575	—	32,575

Total fair value hedges	1,819,810	32,575	(77,132)	(44,557)

Total derivatives designated as hedging instruments(4)	$6,609,810	$66,534	$(358,203)	$(291,669)

December 31, 2010
Interest rate contracts:
Cash flow hedges:
Purchased options	$4,230,000	$123,561	$—	$123,561
Pay-fixed rate swaps	1,925,000	15,314	(87,494)	(72,180)
Purchased forward-starting swaps	200,000	—	(581)	(581)

Total cash flow hedges	6,355,000	138,875	(88,075)	50,800

Fair value hedges:
Pay-fixed rate swaps	1,156,561	63,404	(689)	62,715
Purchased swaptions	1,495,000	46,632	—	46,632
Receive-fixed rate swaps	725,950	—	(18,099)	(18,099)

Total fair value hedges	3,377,511	110,036	(18,788)	91,248

Total derivatives designated as hedging instruments(4)	$9,732,511	$248,911	$(106,863)	$142,048

(1)	Reflected in the other assets line item on the consolidated balance sheet.
(2)	Reflected in the other liabilities line item on the consolidated balance sheet.
(3)	Represents derivative assets net of derivative liabilities for disclosure purposes only.
(4)	All derivatives were designated as hedging instruments as of December 31, 2011 and 2010.

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

If it becomes probable that a hedged forecasted transaction will not occur, amounts included in accumulated other comprehensive loss related to the specific hedging instruments would be immediately reclassified into the gains on loans and securities, net line item in the consolidated statement of income (loss). If hedge accounting is discontinued because a derivative instrument is sold, terminated or otherwise de-designated, amounts included in accumulated other comprehensive loss related to the specific hedging instrument continue to be reported in accumulated other comprehensive loss until the forecasted transaction affects earnings.

The future issuances of liabilities, including repurchase agreements, are largely dependent on the market demand and liquidity in the wholesale borrowings market. As of December 31, 2011, the Company believes the forecasted issuance of all debt in cash flow hedge relationships is probable. However, unexpected changes in market conditions in future periods could impact the ability to issue this debt. The Company believes the forecasted issuance of debt in the form of repurchase agreements is most susceptible to an unexpected change in market conditions.

The following table summarizes the effect of interest rate contracts designated and qualifying as hedging instruments in cash flow hedges on accumulated other comprehensive loss and on the consolidated statement of income (loss) (dollars in thousands):

	For the Year Ended December 31,
	2011	2010	2009
Gains (losses) on derivatives recognized in OCI (effective portion), net of tax	$(216,302)	$(77,724)	$101,886
Losses reclassified from AOCI into earnings (effective portion), net of tax	$66,847	$47,774	$37,055
Cash flow hedge ineffectiveness gains (losses)(1)	$(491)	$(265)	$579

(1)	The cash flow hedge ineffectiveness is reflected in the gains on loans and securities, net line item on the statement of consolidated income (loss).

During the upcoming twelve months, the Company expects to include a pre-tax amount of approximately $66.8 million of net unrealized losses that are currently reflected in accumulated other comprehensive loss in net operating interest income as a yield adjustment in the same periods in which the related items affect earnings. The maximum length of time over which transactions are hedged is 11 years.

The following table shows the balance in accumulated other comprehensive loss attributable to active and discontinued cash flow hedges (dollars in thousands):

	December 31,
	2011	2010
Accumulated other comprehensive loss balance (net of tax) related to:
Discontinued cash flow hedges	$(279,091)	$(271,595)
Active cash flow hedges	(178,862)	(36,903)

Total cash flow hedges	$(457,953)	$(308,498)

The following table shows the balance in accumulated other comprehensive loss attributable to cash flow hedges by type of hedged item (dollars in thousands):

	December 31,
	2011	2010
Repurchase agreements	$(595,202)	$(424,509)
FHLB advances	(154,082)	(111,170)
Home equity lines of credit	15,772	42,199
Other	(655)	(628)

Total balance of cash flow hedges before tax	(734,167)	(494,108)
Tax benefit	276,214	185,610

Total balance of cash flow hedges, net of tax	$(457,953)	$(308,498)

Fair Value Hedges

Fair value hedges are accounted for by recording the fair value of the derivative instrument and the fair value of the asset or liability being hedged on the consolidated balance sheet. Changes in the fair value of both the derivatives and the underlying assets or liabilities are recognized in the gains on loans and securities, net line item in the consolidated statement of income (loss). To the extent that the hedge is ineffective, the changes in the fair values will not offset and the difference, or hedge ineffectiveness, is reflected in the gains on loans and securities, net line item in the consolidated statement of income (loss).

Hedge accounting is discontinued for fair value hedges if a derivative instrument is sold, terminated or otherwise de-designated. If fair value hedge accounting is discontinued, the previously hedged item is no longer adjusted for changes in fair value through the consolidated statement of income (loss) and the cumulative net gain or loss on the hedged asset or liability at the time of de-designation is amortized to interest income or interest expense using the effective interest method over the expected remaining life of the hedged item. Changes in the fair value of the derivative instruments after de-designation of fair value hedge accounting are recorded in the gains on loans and securities, net line item in the consolidated statement of income (loss).

The following table summarizes the effect of interest rate contracts designated and qualifying as hedging instruments in fair value hedges and related hedged items on the consolidated statement of income (loss) (dollars in thousands):

	Year Ended December 31,
	2011			2010
	Hedging Instrument	Hedged Item	Hedge Ineffectiveness(1)	Hedging Instrument	Hedged Item	Hedge Ineffectiveness(1)
U.S. Treasury securities and agency debentures	$(144,968)	$142,242	$(2,726)	$55,743	$(57,816)	$(2,073)
Agency mortgage-backed securities	(51,557)	48,835	(2,722)	—	—	—
FHLB advances	52,658	(49,109)	3,549	(18,099)	19,456	1,357
Corporate debt	—	—	—	(1,714)	1,714	—

Total gains (losses) included in earnings	$(143,867)	$141,968	$(1,899)	$35,930	$(36,646)	$(716)

(1)	Reflected in the gains on loans and securities, net line item on the consolidated statement of income (loss).

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

The Company considered the impact of credit risk on the fair value measurement for derivative instruments, particularly those in net liability positions to counterparties, to be mitigated by the enforcement of credit support agreements, and the collateral requirements therein. The Company pledged approximately $445.9 million of its mortgage-backed securities as collateral related to its derivative contracts in net liability positions to counterparties as of December 31, 2011.

The Company’s credit risk analysis for derivative instruments also considered whether the cost to mitigate the credit loss exposure on derivative instruments in net asset positions would have resulted in material adjustments to the valuations. During the year ended December 31, 2011, the consideration of counterparty credit risk did not result in an adjustment to the valuation of the Company’s derivative instruments.

Impact on Liquidity

In the normal course of business, collateral requirements contained in the Company’s derivative instruments are enforced by the Company and its counterparties. Upon enforcement of the collateral requirements, the amount of collateral requested is typically based on the net fair value of all derivative instruments with the counterparty; that is derivative assets net of derivative liabilities at the counterparty level. If the Company were to be in violation of certain provisions of the derivative instruments, the counterparties to the derivative instruments could request payment or collateralization on derivative instruments. The Company expects such requests would be based on the fair value of derivative assets net of derivative liabilities at the counterparty level. The fair value of derivative instruments in net liability positions at the counterparty level was $309.0 million as of December 31, 2011. The fair value of the Company’s mortgage-backed and investment securities pledged as collateral related to derivative contracts in net liability positions to counterparties, $445.9 million as of December 31, 2011, exceeded derivative instruments in net liability positions at the counterparty level by $136.9 million.

NOTE 8—PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following (dollars in thousands):

	December 31, 2011			December 31, 2010
	Gross Amount	Accumulated Depreciation and Amortization	Net Amount	Gross Amount	Accumulated Depreciation and Amortization	Net Amount
Software	$461,691	$(296,529)	$165,162	$500,747	$(337,864)	$162,883
Leasehold improvements	102,133	(65,694)	36,439	98,308	(58,477)	39,831
Equipment	92,030	(54,252)	37,778	155,978	(119,577)	36,401
Buildings	71,927	(19,866)	52,061	71,927	(17,811)	54,116
Furniture and fixtures	23,534	(18,708)	4,826	24,753	(18,753)	6,000
Land	3,427	—	3,427	3,427	—	3,427

Total	$754,742	$(455,049)	$299,693	$855,140	$(552,482)	$302,658

Depreciation and amortization expense related to property and equipment was $89.6 million, $87.9 million and $83.3 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Software includes capitalized internally developed software costs. These costs were $54.8 million, $54.6 million and $59.2 million for the years ended December 31, 2011, 2010 and 2009, respectively. Completed projects are carried at cost and are amortized on a straight-line basis over their estimated useful lives of four years. Amortization for the capitalized amounts was $54.2 million, $48.3 million and $39.6 million for the years ended December 31, 2011, 2010 and 2009, respectively. Also included in software at December 31, 2011 is $48.1 million of internally developed software in the process of development for which amortization has not begun.

NOTE 9—GOODWILL AND OTHER INTANGIBLES, NET

The following table discloses the changes in the carrying value of the Company’s goodwill, which is all assigned to the trading and investing segment for the periods presented (dollars in thousands):

Trading & Investing Goodwill
Balance at December 31, 2009	$1,952,326
Purchase price legal settlement and other	(12,350)

Balance at December 31, 2010	1,939,976
Write off of goodwill related to exit activities	(5,744)

Balance at December 31, 2011	$1,934,232

No goodwill was assigned to reporting units within the balance sheet management segment for the years ended December 31, 2011 and 2010. As of December 31, 2011, there were no accumulated impairment losses related to the trading and investment segment. The Company’s accumulated impairment losses related to its goodwill, which all occurred in the balance sheet management segment, from January 1, 2002 through December 31, 2011 were $101.2 million, which reduced the goodwill balance to zero during the year ended December 31, 2007.

Other intangible assets with finite lives, which are primarily amortized on an accelerated basis, consist of the following (dollars in thousands):

	December 31, 2011
	Weighted Average Original Useful Life (Years)	Weighted Average Remaining Useful Life (Years)	Gross Amount	Accumulated Amortization	Net Amount
Customer lists	21	14	$496,624	$(210,819)	$285,805

	December 31, 2010
	Weighted Average Original Useful Life (Years)	Weighted Average Remaining Useful Life (Years)	Gross Amount	Accumulated Amortization	Net Amount
Customer lists	21	15	$514,624	$(190,214)	$324,410
Other	19	17	1,450	(457)	993

Total other intangible assets			$516,074	$(190,671)	$325,403

Assuming no future impairments of these assets or additional acquisitions or dispositions, annual amortization expense will be as follows (dollars in thousands):

Years ending December 31,
2012	$25,183
2013	24,269
2014	23,244
2015	21,764
2016	21,109
Thereafter	170,236

Total future amortization expense	$285,805

Amortization of other intangibles was $26.2 million, $28.5 million, and $29.7 million for the years ended December 31, 2011, 2010, and 2009, respectively.

NOTE 10—OTHER ASSETS

Other assets consist of the following (dollars in thousands):

	December 31,
	2011	2010
Deferred tax assets, net	$1,578,704	$1,473,594
Bank owned life insurance policy (1)	287,129	279,928
Deposits paid for securities borrowed	266,045	306,211
Accrued interest receivable	151,932	169,548
Prepaid FDIC insurance premiums	90,658	192,880
Real estate owned and repossessed assets	87,615	133,501
Brokerage operational related receivables	69,524	13,272
Derivative assets	66,534	248,911
Securities sold collateral not delivered	65,815	—
Third party loan servicing receivable	40,964	50,077
Other investments	40,317	44,854
Other prepaids	33,359	29,080
Loans held-for-sale	11,713	5,471
Other	170,364	136,346

Total other assets	$2,960,673	$3,083,673

(1)	Represents the cash surrender value.

NOTE 11—DEPOSITS

Deposits are summarized as follows (dollars in thousands):

	Amount		Weighted-Average Rate
	December 31,		December 31,
	2011	2010	2011	2010
Sweep deposits (1)	$18,618,954	$16,139,585	0.08%	0.08%
Complete savings deposits	5,720,758	6,683,631	0.15%	0.30%
Other money market and savings deposits	1,033,254	1,092,949	0.15%	0.24%
Checking deposits	863,310	825,561	0.10%	0.10%
Certificates of deposit	190,483	407,091	2.59%	2.62%
Brokered certificates of deposit	33,226	91,480	5.42%	4.52%

Total deposits	$26,459,985	$25,240,297	0.12%	0.20%

(1)	A sweep product transfers brokerage customer balances to banking subsidiaries, which hold these funds as customer deposits in FDIC insured demand deposit and money market deposit accounts.

As of December 31, 2011 and 2010, the Company had $89.2 million and $67.7 million in non-interest bearing deposits. The Company sold approximately $1 billion of savings accounts to Discover Financial Services during the year ended December 31, 2010.

At December 31, 2011, scheduled maturities of certificates of deposit and brokered certificates of deposit were as follows (dollars in thousands):

Years ending December 31,
2012	$140,375
2013	29,706
2014	12,113
2015	16,836
2016	5,471
Thereafter	20,328

Subtotal	224,829
Unamortized discount, net	(1,120)

Total certificates of deposit and brokered certificates of deposit	$223,709

Scheduled maturities of certificates of deposit with denominations greater than or equal to $100,000, and greater than or equal to $250,000, which is the FDIC deposit insurance coverage limit, were as follows (dollars in thousands):

	>= $100,000		>= $250,000
	December 31,		December 31,
	2011	2010	2011	2010
Three months or less	$—	$—	$—	$—
Three through six months	4,490	19,309	—	1,991
Six through twelve months	22,683	30,007	2,105	2,540
Over twelve months	9,702	28,584	1,450	2,419

Total certificates of deposit	$36,875	$77,900	$3,555	$6,950

NOTE 12—SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND FHLB ADVANCES AND OTHER BORROWINGS

Other borrowings, including maturities, at December 31, 2011 and other borrowings at December 31, 2010 are shown below (dollars in thousands):

		FHLB Advances and Other Borrowings
	Repurchase Agreements (1)	FHLB Advances	Other	Total	Weighted Average Interest Rate
Years Ending December 31,
2012	$3,181,394	$820,000	$5,318	$4,006,712	0.55%
2013	934,105	—	1,280	935,385	0.72%
2014	200,000	320,000	32	520,032	4.72%
2015	200,000	483,600	—	683,600	3.31%
2016	200,000	250,000	—	450,000	4.24%
Thereafter	300,000	400,000	427,610	1,127,610	3.47%

Subtotal	5,015,499	2,273,600	434,240	7,723,339	1.74%
Fair value hedge adjustments	—	29,095	—	29,095

Total other borrowings at December 31, 2011	$5,015,499	$2,302,695	$434,240	$7,752,434	1.74%

Total other borrowings at December 31, 2010	$5,888,249	$2,284,144	$447,570	$8,619,963	1.41%

(1)	The maximum amount at any month end for repurchase agreements was $5.9 billion and $6.5 billion for the years ended December 31, 2011 and 2010.

Securities Sold Under Agreements to Repurchase

Repurchase agreements are collateralized by fixed- and variable-rate mortgage-backed securities or investment grade securities. The brokers retain possession of the securities collateralizing the repurchase agreements until maturity of the repurchase agreement. At December 31, 2011, there were no counterparties with whom the Company’s amount of risk exceeded 10% of its shareholders’ equity.

Below is a summary of repurchase agreements and collateral associated with the repurchase agreements at December 31, 2011 (dollars in thousands):

			Collateral
	Repurchase Agreements		U.S. Government Sponsored Enterprise Obligations
Contractual Maturity	Weighted Average Interest Rate	Amount	Amortized Cost	Fair Value
Up to 30 days	0.65%	$1,767,088	$1,848,074	$1,863,806
30 to 90 days	1.53%	175,214	187,212	190,203
Over 90 days	1.08%	3,073,197	3,283,282	3,335,733

Total	0.95%	$5,015,499	$5,318,568	$5,389,742

FHLB Advances and Other Borrowings

FHLB Advances—The Company had $0.5 billion and $0.4 billion in floating-rate and $1.8 billion and $1.9 billion in fixed-rate FHLB advances at December 31, 2011 and 2010, respectively. The floating-rate advances adjust quarterly based on the LIBOR. As a condition of its membership in the FHLB Atlanta, the Company is required to maintain a FHLB stock investment currently equal to the lesser of: a percentage of 0.2% of total Bank assets; or a dollar cap amount of $25 million. Additionally, the Bank must maintain an Activity Based Stock investment which is currently equal to 4.5% of the Bank’s outstanding advances at the time of borrowing. On a quarterly basis the FHLB Atlanta evaluates excess Activity Based Stock holdings for its members and makes a determination regarding quarterly redemption of any excess Activity Based Stock positions. The Company had an investment in FHLB stock of $140.2 million and $164.4 million at December 31, 2011 and 2010, respectively. The Company must also maintain qualified collateral as a percent of its advances, which varies based on the collateral type, and is further adjusted by the outcome of the most recent annual collateral audit and by FHLB’s internal ranking of the Bank’s creditworthiness. These advances are secured by a pool of mortgage loans and mortgage-backed securities. At December 31, 2011 and 2010, the Company pledged loans with a lendable value of $5.0 billion and $5.6 billion, respectively, of the one- to four-family and home equity loans as collateral in support of both its advances and unused borrowing lines.

During the year ended December 31, 2009, the Company paid down in advance of maturity $1.6 billion of its FHLB advances. The Company recorded a loss on the early extinguishment of FHLB advances of $50.6 million for the year ended December 31, 2009. This loss is recorded in the gains (losses) on early extinguishment of debt line item in the consolidated statement of income (loss). The Company did not have any similar transactions for the years ended December 31, 2011 and 2010.

Other Borrowings—ETBH raised capital in the past through the formation of trusts, which sell trust preferred securities in the capital markets. The capital securities must be redeemed in whole at the due date, which is generally 30 years after issuance. Each trust issued Floating Rate Cumulative Preferred Securities (“trust preferred securities”), at par with a liquidation amount of $1,000 per capital security. The trusts used the proceeds from the sale of issuances to purchase Floating Rate Junior Subordinated Debentures (“subordinated debentures”) issued by ETBH, which guarantees the trust obligations and contributed proceeds from the sale of its subordinated debentures to E*TRADE Bank in the form of a capital contribution. The most recent issuance of trust preferred securities occurred in 2007.

The face values of outstanding trusts at December 31, 2011 are shown below (dollars in thousands):

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

As of December 31, 2011 and 2010, other borrowings also included $2.3 million and $19.3 million, respectively, of collateral pledged to the Bank by its derivatives counterparties to reduce credit exposure to changes in market value. As of December 31, 2010, other borrowings also included $0.5 million of overnight and other short-term borrowings in connection with the Federal Reserve Bank’s treasury, tax and loan programs. The Company pledged $0.8 million of securities to secure these borrowings from the Federal Reserve Bank as of December 31, 2010.

NOTE 13—CORPORATE DEBT

The Company’s corporate debt by type is shown below (dollars in thousands):

	Face Value	Discount	Fair Value Hedge Adjustment(1)	Net
December 31, 2011
Interest-bearing notes:
7 7/8% Notes, due 2015	$243,177	$(1,172)	$7,394	$249,399
6 3/4% Notes, due 2016	435,000	(7,419)	—	427,581
12 1/2% Springing lien notes, due 2017	930,230	(162,903)	6,233	773,560

Total interest-bearing notes	1,608,407	(171,494)	13,627	1,450,540
Non-interest-bearing debt:
0% Convertible debentures, due 2019	43,012	—	—	43,012

Total corporate debt	$1,651,419	$(171,494)	$13,627	$1,493,552

	Face Value	Discount	Fair Value Hedge Adjustment(1)	Net
December 31, 2010
Interest-bearing notes:
8% Notes, due 2011	$3,644	$—	$—	$3,644
7 3/8% Notes, due 2013	414,665	(2,475)	15,117	427,307
7 7/8% Notes, due 2015	243,177	(1,471)	9,273	250,979
12 1/2% Springing lien notes, due 2017	930,230	(177,520)	7,283	759,993

Total interest-bearing notes	1,591,716	(181,466)	31,673	1,441,923
Non-interest-bearing debt:
0% Convertible debentures, due 2019	703,958	—	—	703,958

Total corporate debt	$2,295,674	$(181,466)	$31,673	$2,145,881

(1)	The fair value hedge adjustment is related to changes in fair value of the debt while in a fair value hedge relationship.

Debt Repayment and Redemption

In 2005 and 2004, the Company issued an aggregate principal amount of $100 million and $400 million in 8% senior notes due June 2011 (“2011 Notes”), respectively. In June 2011, the Company repaid the outstanding balance of the 8% Notes.

In 2005, the Company issued an aggregate principal amount of $600 million in 7  3/8% senior notes due September 2013 (“2013 Notes”). Interest was payable semi-annually and the notes were non-callable for four years. In May 2011, the Company redeemed the outstanding balance of the 2013 Notes. The Company recorded a $3.1 million gain on early extinguishment of debt related to the redemption of the 2013 Notes for the year ended December 31, 2011.

Debt Exchange

In 2009, the Company exchanged $1.7 billion aggregate principal amount of its interest-bearing corporate debt for an equal principal amount of newly-issued non-interest-bearing convertible debentures. The Company recorded a pre-tax non-cash charge of $968.3 million on the early extinguishment of debt related to the Debt Exchange for the year ended December 31, 2009.

7  7/8% Senior Notes due December 2015 (“2015 Notes”)

In 2005, the Company issued an aggregate principal amount of $300 million in 7  7/8% senior notes due December 2015. Interest is payable semi-annually and the notes are non-callable for four years and may then be called by the Company at a premium, which declines over time.

6  3/4% Senior Notes due May 2016 (“2016 Notes”)

In May 2011, the Company issued an aggregate principal amount of $435 million in 6  3/4% senior notes due May 2016. Interest is payable semi-annually and the notes may be called by the Company at a premium, which declines over time.

The Company used the proceeds from the sale of the 2016 Notes to redeem all of its outstanding 2013 Notes including paying the associated redemption premium, accrued interest and related fees and expenses.

12   1/2% Springing Lien Notes due November 2017 (“2017 Notes”)

In 2007 and 2008, the Company issued an aggregate principal amount of $1.8 billion and $150 million of 2017 Notes, respectively. Interest is payable semi-annually and the notes are non-callable for five years and may then be called by the Company at a premium, which declines over time. The Company had the option to make interest payments on its 2017 Notes in the form of either cash or additional 2017 Notes through May 2010. In 2008, the Company elected to make its May interest payment of $121 million in cash and its November interest payment of $121 million in the form of additional 2017 Notes. In 2009, the Company elected to make both the May and November interest payments of $128.5 million and $54.7 million, respectively, in the form of additional 2017 Notes. In 2010, the Company made both the May and November interest payments in cash. In 2009, $1.3 billion of the 2017 Notes were exchanged for an equal principal amount of the newly-issued non-interest-bearing convertible debentures. Refer to the Debt Exchange section above for more details.

0% Convertible Debentures due August 2019 (“2019 Notes”)

In 2009, the Company issued an aggregate principal amount of $1.7 billion in Class A convertible debentures and $2.3 million in Class B convertible debentures (collectively “convertible debentures” or “2019 Notes”) of non-interest-bearing notes due August 31, 2019, in exchange for $1.3 billion principal of the 2017 Notes and $0.4 billion principal of the 2011 Notes.

The Class A convertible debentures are convertible into the Company’s common stock at a conversion rate of $10.34 per $1,000 principal amount of Class A convertible debentures and the Class B convertible debentures are convertible into the Company’s common stock at a conversion rate of $15.51 per $1,000 principal amount of Class B convertible debentures. The holders of the convertible debentures may convert all or any portion of the debentures at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date. The indenture for the Company’s convertible debentures requires the Company to secure equally and ratably the convertible debentures to the extent the 2017 Notes are secured.

In 2011, $660.9 million of the Company’s convertible debentures were converted into 63.9 million shares of common stock. As of December 31, 2011, a cumulative total of $1.7 billion of the Class A convertible debentures and $2.2 million of the Class B convertible debentures had been converted into 164.1 million shares and 0.1 million shares, respectively, of the Company’s common stock.

Ranking, Security and Subsidiary Guarantees

All of the Company’s notes rank equal in right of payment with all of the Company’s existing and future unsubordinated indebtedness and rank senior in right of payment to all its existing and future subordinated indebtedness.

In June 2011, the Company granted a security interest to the holders of the 2017 Notes and the 2019 Notes pursuant to the terms of the applicable indentures. Under the applicable indentures, the security interest is limited to $300 million of property and assets owned by certain unregulated subsidiaries. The security interest granted was secured by collateral significantly less in value than $300 million. Also in June 2011, certain of the Company’s subsidiaries issued guarantees on each outstanding series of senior notes and 2019 Notes. E*TRADE Bank and E*TRADE Securities LLC, among others, did not issue such guarantees.

Corporate Debt Covenants

Certain of the Company’s corporate debt described above have terms which include financial maintenance covenants. As of December 31, 2011, the Company was in compliance with all such maintenance covenants.

Future Maturities of Corporate Debt

Scheduled principal payments of corporate debt as of December 31, 2011 are as follows (dollars in thousands):

Years ending December 31,
2012	$—
2013	—
2014	—
2015	243,177
2016	435,000
Thereafter	973,242

Total future principal payments of corporate debt	1,651,419
Unamortized discount and fair value adjustment, net	(157,867)

Total corporate debt	$1,493,552

NOTE 14—OTHER LIABILITIES

Other liabilities consist of the following (dollars in thousands):

	December 31,
	2011	2010
Deposits received for securities loaned	$505,548	$570,691
Derivative liabilities	358,203	106,863
Income tax-related liabilities	347,579	171,411
Accounts payable and accrued expenses	218,223	144,390
Other payables to brokers, dealers and clearing organizations	135,094	157,031
Securities purchased collateral not received	65,815	—
Subserviced loan advances	33,618	114,232
Other	51,593	29,711

Total other liabilities	$1,715,673	$1,294,329

NOTE 15—INCOME TAXES

The components of income tax expense (benefit) are as follows (dollars in thousands):

	Year Ended December 31,
	2011	2010	2009
Current:
Federal	$(2,645)	$(17,393)	$(58,042)
State	15,651	6,092	6,049
Foreign	523	448	24
Tax expense recognized for uncertainties	7,205	122,383	2,989

Total current	20,734	111,530	(48,980)

Deferred:
Federal	8,136	(24,589)	(448,903)
State	(241)	(61,578)	(39,993)
Foreign	—	(32)	207

Total deferred	7,895	(86,199)	(488,689)

Income tax expense (benefit)	$28,629	$25,331	$(537,669)

The components of income (loss) before income tax expense (benefit) are as follows (dollars in thousands):

	Year Ended December 31,
	2011	2010	2009
Domestic	$181,959	$7,426	$(1,771,693)
Foreign	3,371	(10,567)	(63,738)

Income (loss) before income tax expense (benefit)	$185,330	$(3,141)	$(1,835,431)

Unrecognized Tax Benefits

A reconciliation of the beginning and ending amount of unrecognized tax benefits as of December 31, 2011, 2010 and 2009 are as follows (dollars in thousands):

	Year Ended December 31,
	2011	2010	2009
Unrecognized tax benefits, beginning of period	$281,666	$58,696	$64,655
Additions based on tax positions related to prior years	4,174	165,834	2,783
Additions based on tax positions related to current year	152,497	62,752	2,293
Reductions based on tax positions related to prior years	(59,315)	(1,517)	(1,229)
Reductions based on tax positions related to current year	—	—	(8,159)
Settlements with taxing authorities	(422)	(3,448)	(681)
Statute of limitations lapses	(1,195)	(651)	(966)

Unrecognized tax benefits, end of period	$377,405	$281,666	$58,696

The unrecognized tax benefit increased $95.7 million to $377.4 million during the year ended December 31, 2011. The majority of additional unrecognized tax benefit recorded during 2011 related to Section 382 limitations on federal and state net operating losses. At December 31, 2011, $137.0 million (net of federal benefits on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably impact the effective income tax rate in future periods.

The following table summarizes the tax years that are either currently under examination or remain open under the statute of limitations and subject to examination by the major tax jurisdictions in which the Company operates:

Jurisdiction	Open Tax Years
Hong Kong	2001-2011
United Kingdom	2008-2011
United States	2004-2011
Various states(1)	2002-2011

(1)	Includes California, Georgia, Illinois, New Jersey, New York and Virginia.

It is likely that certain examinations may be settled or the statute of limitations could expire with regards to other tax filings, in the next twelve months. In addition, proposed legislation could favorably impact certain of the Company’s unrecognized tax benefits. Such events would generally reduce the Company’s unrecognized tax benefits, either because the tax positions are sustained or because the Company agrees to the disallowance, by as much as $10.2 million, all of which could impact the Company’s total tax provision or the effective tax rate.

The Company’s practice is to recognize interest and penalties, if any, related to income tax matters in income tax expense. The Company has total reserves for interest and penalties of $11.6 million and $9.9 million as of December 31, 2011 and 2010, respectively. The tax expense for the year ended December 31, 2011 includes an increase in the accrual for interest and penalties of $1.7 million, principally related to state taxes.

Deferred Taxes and Valuation Allowance

Deferred income taxes are recorded when revenues and expenses are recognized in different periods for financial statement and tax return purposes. Prior year balances for the deferred tax assets and liabilities have been re-presented to ensure consistency between periods. The adjustments relate to the presentation of the basis differences in investments and mark to market for certain loans and securities. The temporary differences and tax carry forwards that created deferred tax assets and deferred tax liabilities are as follows (dollars in thousands):

	December 31,
	2011	2010
Deferred tax assets:
Reserves and allowances, net	$1,216,487	$1,180,768
Net operating losses	567,774	588,178
Basis differences in investments	67,738	13,830
Capitalized interest	65,767	59,075
Deferred compensation	44,512	45,472
Tax credits	16,169	6,383
Restructuring reserve and related write-downs	15,092	15,523
Other	27,109	12,762

Total deferred tax assets	2,020,648	1,921,991
Valuation allowance	(73,533)	(75,959)

Total deferred tax assets, net of valuation allowance	1,947,115	1,846,032

Deferred tax liabilities:
Depreciation and amortization	(260,600)	(184,616)
Mark to market	(107,811)	(187,822)

Total deferred tax liabilities	(368,411)	(372,438)

Net deferred tax asset	$1,578,704	$1,473,594

The Company is required to establish a valuation allowance for deferred tax assets and record a charge to income if it is determined, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized. If the Company did conclude that a valuation allowance was required, the resulting loss could have a material adverse effect on its financial condition and results of operations. The analysis of the need for a valuation allowance recognizes that the Company is in a cumulative book loss position as of the three-year period ended December 31, 2011, which is considered significant and objective evidence that it may not be able to realize some portion of the deferred tax assets in the future. However, the Company did not establish a valuation allowance against its federal deferred tax assets as of December 31, 2011 as it believes that it is more likely than not that all of these assets will be realized. Approximately two-thirds of existing federal deferred tax assets are not related to net operating losses and therefore, have no expiration date. The Company ended 2011 with $781 million of gross federal net operating losses which will expire within the next 16 years.

The Company’s evaluation focused on identifying significant, objective evidence that it will be able to realize its deferred tax assets in the future. The Company determined that its expectations regarding future earnings are objectively verifiable due to various factors. One factor is the consistent profitability of the Company’s core business, the trading and investing segment, which has generated substantial income for each of the last eight years, including through uncertain economic and regulatory environments. The core business is driven by brokerage customer activity and includes trading, brokerage cash, margin lending, long-term investing and other brokerage related activities. These activities drive variable expenses that correlate to the volume of customer activity, which has resulted in stable, ongoing profitability in this business.

Another factor is the mitigation of losses in the balance sheet management segment, which generated a large net operating loss in 2007 caused by the crisis in the residential real estate and credit markets. Much of this loss came from the sale of the asset-backed securities portfolio and credit losses from the mortgage loan portfolio. The Company no longer holds any of those asset-backed securities and shut down mortgage loan acquisition activities in 2007. In effect, the key business activities that led to the generation of the deferred tax assets were shut down over four years ago. As a result, the losses in the balance sheet management segment have continued to decline significantly. In addition, the Company continues to realize the benefit of various credit loss mitigation activities for the mortgage loans purchased in 2007 and prior, most notably, actively reducing or closing unused home equity lines of credit and aggressively exercising put-back clauses to sell back improperly documented loans to the originators. As a result of these loss containment measures, provision for loan losses has declined for three consecutive years, down 72% from its peak of $1.6 billion for the year ended December 31, 2008.

For certain of the Company’s state, foreign country and charitable contribution deferred tax assets, the Company maintained a valuation allowance of $73.5 million and $76.0 million at December 31, 2011 and 2010, respectively, as it is more likely than not that they will not be fully realized.

The principal components of the deferred tax assets for which a valuation allowance has been established include the following state and foreign country net operating loss carry forwards and charitable contributions which have a limited carry forward period:

•

At December 31, 2011, the Company had certain gross foreign country net operating loss carry forwards and other foreign country temporary differences of approximately $142.2 million for which a deferred tax asset of approximately $35.6 million was established. The foreign net operating losses represent the foreign tax loss carry forwards in numerous foreign countries, the vast majority of which are not subject to expiration. In most of these foreign countries, the Company has historical tax losses; accordingly, the Company has provided a valuation allowance of $35.6 million against such deferred tax assets at December 31, 2011.

•

At December 31, 2011, the Company had gross state net operating loss carry forwards that expire by 2030 in several states of $2.3 billion, most of which are subject to reduction for apportionment when utilized. A deferred tax asset of approximately $102.1 million has been established related to these state net operating loss carry forwards and temporary differences with a valuation allowance of $28.7 million against such deferred tax assets at December 31, 2011.

•

At December 31, 2011, the Company had charitable contribution carry forwards of $24.2 million that expire by 2015. A deferred tax asset of approximately $9.2 million was established with a corresponding $9.2 million valuation allowance as it is more likely than not that these contributions will expire unused.

The Company intends to permanently reinvest $16.8 million of undistributed earnings and profits in certain foreign subsidiaries. As a result, the Company has not recorded $6.8 million of deferred income taxes on those earnings at December 31, 2011.

Effective Tax Rate

The effective tax rate differed from the federal statutory rate as follows:

	Year Ended December 31,
	2011	2010	2009
Federal statutory rate	35.0%	(35.0)%	(35.0)%
State income taxes, net of federal tax benefit	9.1	81.0	(2.6)
Difference between statutory rate and foreign effective tax rate	0.3	47.3	0.1
Tax exempt income	(0.3)	(19.9)	(0.1)
Disallowed interest expense	6.7	387.3	4.1
Disallowed Debt Exchange loss	—	—	4.7
Liquidation of a foreign subsidiary	(33.3)	—	—
Change in valuation allowance	(1.8)	236.5	(0.7)
Other	(0.3)	109.1	0.2

Effective tax rate	15.4%	806.3%	(29.3)%

Debt Exchange

For the year ended December 31, 2009, the effective tax rate on the Debt Exchange of 20% was below the Company’s statutory federal tax rate of 35%. This was primarily due to certain components of the loss on the Debt Exchange not being deductible for tax purposes, which are summarized in the following table (dollars in thousands):

	Year Ended December 31, 2009
	Amount of Loss	Tax Rate	Tax Benefit
Deductible portion of the loss on the Debt Exchange	$722,952	35%	$253,033
Non-deductible portion of the loss on the Debt Exchange	245,302	—	—
Prior period interest expense on the 2017 Notes not deductible as a result of the Debt Exchange	N/A	N/A	(57,687)

Total	$968,254	20%	$195,346

Tax Ownership Change

During the third quarter of 2009, the Company exchanged $1.7 billion principal amount of interest-bearing debt for an equal principal amount of non-interest-bearing convertible debentures. Subsequent to the Debt Exchange, $592.3 million and $128.7 million debentures were converted into 57.2 million and 12.5 million shares of common stock during the third and fourth quarters of 2009, respectively. As a result of these conversions, the Company believes it experienced a tax ownership change during the third quarter of 2009.

As of the date of the ownership change, the Company had federal NOLs available to carry forward of approximately $1.4 billion. Section 382 imposes restrictions on the use of a corporation’s NOLs, certain recognized built-in losses and other carryovers after an “ownership change” occurs. Section 382 rules governing when a change in ownership occurs are complex and subject to interpretation; however, an ownership change generally occurs when there has been a cumulative change in the stock ownership of a corporation by certain “5% shareholders” of more than 50 percentage points over a rolling three-year period.

Section 382 imposes an annual limitation on the amount of post-ownership change taxable income a corporation may offset with pre-ownership change NOLs. In general, the annual limitation is determined by multiplying the value of the corporation’s stock immediately before the ownership change (subject to certain adjustments) by the applicable long-term tax-exempt rate. Any unused portion of the annual limitation is available for use in future years until such NOLs are scheduled to expire (in general, NOLs may be carried forward 20 years). In addition, the limitation may, under certain circumstances, be increased or decreased by built-in gains or losses, respectively, which may be present with respect to assets held at the time of the ownership change that are recognized in the five-year period (one-year for loans) after the ownership change. The use of NOLs arising after the date of an ownership change would not be affected unless a corporation experienced an additional ownership change in a future period.

The Company believes the tax ownership change will extend the period of time it will take to fully utilize its pre-ownership change NOLs, but will not limit the total amount of pre-ownership change NOLs it can utilize. The Company’s updated estimate is that it will be subject to an overall annual limitation on the use of its pre-ownership change NOLs of approximately $194 million. The Company’s overall pre-ownership change NOLs, which were approximately $1.4 billion, have a statutory carry forward period of 20 years (the majority of which expire in 16 years). As a result, the Company believes it will be able to fully utilize these NOLs in future periods.

The Company’s ability to utilize the pre-ownership change NOLs is dependent on its ability to generate sufficient taxable income over the duration of the carry forward periods and will not be impacted by its ability or inability to generate taxable income in an individual year.

NOTE 16—SHAREHOLDERS’ EQUITY

The activity in shareholders’ equity during the year ended December 31, 2011 is summarized as follows (dollars in thousands):

	Common Stock / Additional Paid-In Capital	Accumulated Deficit / Other Comprehensive Loss	Total

Beginning balance, December 31, 2010	$6,642,923	$(2,590,478)	$4,052,445
Net income	—	156,701	156,701
Conversions of convertible debentures	660,946	—	660,946
Net change from available-for-sale securities	—	199,643	199,643
Net change from cash flow hedging instruments	—	(149,455)	(149,455)
Other(1)	5,847	1,823	7,670

Ending balance, December 31, 2011	$7,309,716	$(2,381,766)	$4,927,950

(1)	Other includes employee share-based compensation accounting and changes in accumulated other comprehensive loss from foreign currency translation.

Conversions of Convertible Debentures

During the years ended December 31, 2011 and 2010, $660.9 million and $317.0 million of the Company’s convertible debentures were converted into 63.9 million and 30.7 million shares of common stock, respectively. For further details on the convertible debentures, see Note 13—Corporate Debt.

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

Reverse Stock Split

In the second quarter of 2010, after approval by the Company’s shareholders at the Company’s 2010 Annual Meeting, a 1-for-10 reverse stock split of the Company’s common stock became effective. All prior periods were adjusted to reflect the impact of the reverse stock split.

Preferred Stock

The Company has 1.0 million shares authorized in preferred stock. None were issued and outstanding at December 31, 2011 and 2010. On March 30, 2010, the Company amended its Certificate of Incorporation to eliminate the designation of the Series A Preferred Stock and Series B Participating Cumulative Preferred Stock.

Common Stock Offerings

In September 2009, the Company initiated and completed an At the Market Program to offer and sell up to $150 million of common stock, in which the Company issued 8.0 million shares of common stock resulting in net proceeds of $147 million.

In June 2009, the Company issued 50.0 million shares of common stock, par value $0.01 in a Public Equity Offering. The Public Equity Offering resulted in net proceeds, after commissions, of $523 million. Citadel, one of the Company’s largest stockholders, purchased approximately 9.1 million shares of the Company’s common stock in the Public Equity Offering.

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

NOTE 17—EARNINGS (LOSS) PER SHARE

The following table is a reconciliation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

	Year Ended December 31,
	2011	2010	2009
Basic:
Numerator:
Net income (loss)	$156,701	$(28,472)	$(1,297,762)

Denominator:
Basic weighted-average shares outstanding	267,291	211,302	109,544

Diluted:
Numerator:
Net income (loss)	$156,701	$(28,472)	$(1,297,762)

Denominator:
Basic weighted-average shares outstanding	267,291	211,302	109,544
Effect of dilutive securities:
Weighted-average convertible debentures	21,924	—	—
Weighted-average options and restricted stock issued to employees	607	—	—

Diluted weighted-average shares outstanding	289,822	211,302	109,544

Per share:
Basic earnings (loss) per share	$0.59	$(0.13)	$(11.85)

Diluted earnings (loss) per share	$0.54	$(0.13)	$(11.85)

The Company excluded the following shares from the calculations of diluted earnings (loss) per share as the effect would have been anti-dilutive (shares in millions):

	Year Ended December 31,
	2011	2010	2009
Weighted-average shares excluded as a result of the Company’s net loss:
Convertible debentures	N/A	77.2	38.9
Stock options and restricted stock awards and units	N/A	0.8	0.6
Other stock options and restricted stock awards and units	3.7	2.8	2.7

Total	3.7	80.8	42.2

NOTE 18—EMPLOYEE SHARE-BASED PAYMENTS AND OTHER BENEFITS

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

Under the 2005 Plan, the remaining unissued authorized shares of the 1996 Plan, up to 4.2 million shares, were authorized for issuance. Additionally, any shares that had been awarded but remained unissued under the 1996 Plan that were subsequently canceled, would be authorized for issuance under the 2005 Plan, up to 3.9 million shares. In May 2009 and 2010, an additional 3.0 million and 12.5 million shares, respectively, were authorized for issuance under the 2005 Plan at the Company’s shareholders’ annual meetings in each of those respective years. As of December 31, 2011, 13.0 million shares were available for grant under the 2005 Plan.

Employee Stock Option Plans

Options are generally exercisable ratably over a two- to four-year period from the date the option is granted and most options expire within seven years from the date of grant. Certain options provide for accelerated vesting upon a change in control. Exercise prices are generally equal to the fair value of the shares on the grant date.

The Company recognized $2.4 million, $8.4 million and $19.5 million in compensation expense for stock options for the years ended December 31, 2011, 2010 and 2009, respectively. The Company recognized a tax benefit of $1.1 million, $3.2 million and $7.2 million related to the stock options for the years ended December 31, 2011, 2010 and 2009, respectively.

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

	Year Ended December 31,
	2011	2010	2009
Expected volatility	61%	78%	90%
Expected term (years)	4.2	4.2	4.3
Risk-free interest rate	2%	2%	2%
Dividend yield	—	—	—

The weighted-average fair values of options granted were $8.50, $8.81 and $6.24 for the years ended December 31, 2011, 2010 and 2009, respectively. Intrinsic value of options exercised were $0.7 million and $0.3 million for the years ended December 31, 2011 and 2010, respectively. No stock options were exercised for the year ended December 31, 2009.

A summary of options activity under the stock option plan is presented below:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2010	2,989	$75.62	3.57	$3,483
Granted	541	$17.52
Exercised	(41)	$10.42
Canceled/forfeited	(776)	$62.32

Outstanding at December 31, 2011	2,713	$68.83	3.68	$—

Vested and expected to vest at December 31, 2011	2,613	$70.80	3.57	$—

Exercisable at December 31, 2011	1,905	$90.77	2.80	$—

As of December 31, 2011, there was $4.0 million of total unrecognized compensation cost related to non-vested stock options. This cost is expected to be recognized over a weighted-average period of 2.4 years.

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

The Company recorded $11.7 million, $17.0 million and $26.7 million for the years ended December 31, 2011, 2010 and 2009, respectively, in compensation expense related to restricted stock awards and restricted stock units. The Company recognized a tax benefit of $3.4 million, $5.9 million and $9.6 million related to restricted stock awards and restricted stock units for the years ended December 31, 2011, 2010 and 2009, respectively.

A summary of non-vested restricted stock award activity is presented below:

	Shares (in thousands)	Weighted- Average Grant Date Fair Value
Non-vested at December 31, 2010	145	$20.75
Issued	25	$16.20
Released (vested)	(107)	$22.58
Canceled/forfeited	—	$—

Non-vested at December 31, 2011	63	$15.89

A summary of non-vested restricted stock unit activity is presented below:

	Units (in thousands)	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2010	1,393	0.85	$22,181
Issued	1,594
Released	(939)
Canceled/forfeited	(80)

Outstanding at December 31, 2011	1,968	1.50	$15,677

Expected to vest at December 31, 2011	1,744	1.47	$13,894

As of December 31, 2011, there was $19.6 million of total unrecognized compensation cost related to non-vested awards. This cost is expected to be recognized over a weighted-average period of 2.6 years. The total fair value of restricted shares and restricted stock units vested was $15.4 million, $20.9 million and $8.1 million for the years ended December 31, 2011, 2010 and 2009, respectively.

401(k) Plan

The Company has a 401(k) salary deferral program for eligible employees who have met certain service requirements. The Company matches certain employee contributions; additional contributions to this plan are at the discretion of the Company. Total contribution expense under this plan was $4.5 million, $4.1 million and $4.1 million for the years ended December 31, 2011, 2010 and 2009, respectively.

NOTE 19—REGULATORY REQUIREMENTS

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

As of December 31, 2011, all of the Company’s broker-dealer subsidiaries met minimum net capital requirements. Total required net capital was $0.1 billion at December 31, 2011. In addition, the Company’s broker-dealer subsidiaries had excess net capital of $0.7 billion at December 31, 2011.

The table below summarizes the minimum excess capital requirements for the Company’s broker-dealer subsidiaries (dollars in thousands):

	December 31, 2011
	Required Net Capital	Net Capital	Excess Net Capital
E*TRADE Clearing LLC(1)	$104,804	$587,819	$483,015
E*TRADE Securities LLC(1)	250	145,423	145,173
E*TRADE Capital Markets, LLC(2)	1,000	24,921	23,921
International broker-dealers	9,183	32,157	22,974

Total	$115,237	$790,320	$675,083

(1)	Elected to use the Alternative method to compute net capital.
(2)	Elected to use the Aggregate Indebtedness method to compute net capital.

Banking

E*TRADE Bank is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can trigger certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on E*TRADE Bank’s financial condition and results of operations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, E*TRADE Bank must meet specific capital guidelines that involve quantitative measures of E*TRADE Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. In addition, E*TRADE Bank may not pay dividends to the parent company without approval from its regulators and any loans by E*TRADE Bank to the parent company and its other non-bank subsidiaries are subject to various quantitative, arm’s length, collateralization and other requirements. E*TRADE Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require E*TRADE Bank to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets and Tier I capital to adjusted total assets. As shown in the table below, at both December 31, 2011 and 2010, the most recent notification from its regulators categorized E*TRADE Bank as “well capitalized” under the regulatory framework for prompt corrective action. However, events beyond management’s control, such as a continued deterioration in residential real estate and credit markets, could adversely affect future earnings and E*TRADE Bank’s ability to meet its future capital requirements.

E*TRADE Bank’s actual and required capital amounts and ratios are presented in the table below (dollars in thousands):

	Actual		Minimum Required to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Excess Capital
December 31, 2011:
Total capital to risk-weighted assets	$3,602,384	17.27%	>$	2,086,243	>10.00%	$1,516,141
Tier I capital to risk-weighted assets	$3,338,618	16.00%	>$	1,251,746	> 6.00%	$2,086,872
Tier I capital to adjusted total assets	$3,351,860	7.75%	>$	2,163,785	> 5.00%	$1,188,075
December 31, 2010:
Total capital to risk-weighted assets	$3,308,991	15.02%	>$	2,203,369	>10.00%	$1,105,622
Tier I capital to risk-weighted assets	$3,028,647	13.75%	>$	1,322,021	> 6.00%	$1,706,626
Tier I capital to adjusted total assets	$3,052,012	7.30%	>$	2,091,530	> 5.00%	$960,482

NOTE 20—LEASE ARRANGEMENTS

The Company has non-cancelable operating leases for facilities through 2022. Future minimum lease payments and sublease proceeds under these leases, including leases involved in facility restructurings, are as follows (dollars in thousands):

	Minimum Lease Payments	Sublease Proceeds	Net Lease Commitments
Years ending December 31,
2012	$24,549	$(3,447)	$21,102
2013	20,750	(2,942)	17,808
2014	19,985	(2,889)	17,096
2015	18,817	(285)	18,532
2016	17,212	—	17,212
Thereafter	53,237	—	53,237

Total future minimum lease payments	$154,550	$(9,563)	$144,987

Certain leases contain provisions for renewal options and rent escalations based on increases in certain costs incurred by the lessor. Rent expense, net of sublease income, was $19.6 million, $22.6 million and $24.5 million for the years ended December 31, 2011, 2010 and 2009, respectively. Rent expense, which is recorded in the occupancy and equipment line item in the consolidated statement of income (loss), excludes costs related to leases involved in facility restructurings, which are recorded in the facility restructuring and other exit activities line item in the consolidated statement of income (loss).

NOTE 21—COMMITMENTS, CONTINGENCIES AND OTHER REGULATORY MATTERS

Legal Matters

Litigation Matters

On October 27, 2000, Ajaxo, Inc. (“Ajaxo”) filed a complaint in the Superior Court for the State of California, County of Santa Clara. Ajaxo sought damages and certain non-monetary relief for the Company’s alleged breach of a non-disclosure agreement with Ajaxo pertaining to certain wireless technology that Ajaxo offered the Company as well as damages and other relief against the Company for their alleged misappropriation of Ajaxo’s trade secrets. Following a jury trial, a judgment was entered in 2003 in favor of Ajaxo against the Company for $1.3 million for breach of the Ajaxo non-disclosure agreement. Although the jury found in favor of Ajaxo on its claim against the Company for misappropriation of trade secrets, the trial court subsequently denied Ajaxo’s requests for additional damages and relief. On December 21, 2005, the California Court of Appeal affirmed the above-described award against the Company for breach of the nondisclosure agreement but remanded the case to the trial court for the limited purpose of determining what, if any, additional damages Ajaxo may be entitled to as a result of the jury’s previous finding in favor of Ajaxo on its claim against the Company for misappropriation of trade secrets. Although the Company paid Ajaxo the full amount due on the above-described judgment, the case was remanded back to the trial court, and on May 30, 2008, a jury returned a verdict in favor of the Company denying all claims raised and demands for damages against the Company. Following the trial court’s filing of entry of judgment in favor of the Company on September 5, 2008, Ajaxo filed post-trial motions for vacating this entry of judgment and requesting a new trial. By order dated November 4, 2008, the trial court denied these motions. On December 2, 2008, Ajaxo filed a notice of appeal with the Court of Appeal of the State of California for the Sixth District. Oral argument on the appeal was heard on July 15, 2010. On August 30, 2010, the Court of Appeal affirmed the trial court’s verdict in part and reversed the verdict in part, remanding the case. E*TRADE petitioned the Supreme Court of California for review of the Court of Appeal decision. On December 16, 2010, the California Supreme Court denied the Company’s petition for review and remanded for further proceedings to the trial court. On September 20, 2011, the trial court granted limited discovery at a conference on November 4, 2011, and set a motion schedule and trial date. The trial will continue on May 14, 2012. The Company will continue to defend itself vigorously.

On October 2, 2007, a class action complaint alleging violations of the federal securities laws was filed in the United States District Court for the Southern District of New York against the Company and its then Chief Executive Officer and Chief Financial Officer, Mitchell H. Caplan and Robert J. Simmons, respectively, by Larry Freudenberg on his own behalf and on behalf of others similarly situated (the “Freudenberg Action”). On July 17, 2008, the trial court consolidated this action with four other purported class actions, all of which were filed in the United States District Court for the Southern District of New York and which were based on the same facts and circumstances. On January 16, 2009, plaintiffs served their consolidated amended class action complaint in which they also named Dennis Webb, the Company’s former Capital Markets Division President, as a defendant. Plaintiffs contend, among other things, that the value of the Company’s stock between April 19, 2006 and November 9, 2007 was artificially inflated because the defendants issued materially false and misleading statements and failed to disclose that the Company was experiencing a rise in delinquency rates in its mortgage and home equity portfolios; failed to timely record an impairment on its mortgage and home equity portfolios; materially overvalued its securities portfolio, which included assets backed by mortgages; and based on the foregoing, lacked a reasonable basis for the positive statements made about the Company’s earnings and prospects. Plaintiffs seek to recover damages in an amount to be proven at trial, including interest and attorneys’ fees and costs. The parties entered into a Memorandum of Understanding (“MOU”) on December 17, 2011 to settle these consolidated actions. Under the terms of the MOU, the Company and its insurance carriers will pay $79 million in return for full releases. Approximately $10.8 million of the total settlement figure will be paid by the Company, and was recorded in the other operating expense line item of the consolidated statement of income (loss) for the year ended December 31, 2011. This settlement is subject to Court approval and it has not yet been finalized. The defendants continue to deny that they committed any violations of law or breached any fiduciary duty to shareholders.

On August 15, 2008, Ronald M. Tate as trustee of the Ronald M. Tate Trust Dtd 4/13/88, and George Avakian filed an action in the United States District Court for the Southern District of New York against the Company, Mitchell H. Caplan and Robert J. Simmons based on the same facts and circumstances, and containing the same claims, as the Freudenberg consolidated actions discussed above. By agreement of the parties and approval of the court, the Tate action was consolidated with the Freudenberg consolidated actions for the purpose of pre-trial discovery. Plaintiffs seek to recover damages in an amount to be proven at trial, including interest, attorneys’ and expert fees and costs. The plaintiffs in this action will be part of the anticipated settlement class for the consolidated actions described above.

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

On April 2, 2008, a class action complaint alleging violations of the federal securities laws was filed by John W. Oughtred on his own behalf and on behalf of all others similarly situated in the United States District Court for the Southern District of New York against the Company. Plaintiff contends, among other things, that the Company committed various sales practice violations in the sale of certain auction rate securities to investors between April 2, 2003, and February 13, 2008 by allegedly misrepresenting that these securities were highly liquid and safe investments for short term investing. On December 18, 2008, plaintiffs filed their first amended class action complaint. Defendants filed their pending motion to dismiss plaintiffs’ amended complaint on February 5, 2009, and briefing on defendants’ motion to dismiss was completed on April 15, 2009. Plaintiffs seek to recover damages in an amount to be proven at trial, or, in the alternative, rescission of auction rate securities purchases, plus interest and attorneys’ fees and costs. On March 18, 2010, the District Court dismissed the complaint without prejudice. On April 22, 2010, Plaintiffs amended their complaint. The Company has moved to dismiss the amended complaint. By an Order dated March 31, 2011, the Court granted E*TRADE’s motion and dismissed the action with prejudice. On May 2, 2011, Plaintiffs filed a Notice of Appeal to the U.S. Court of Appeals for the Second Circuit. Plaintiffs filed their brief on August 12, 2011. The Company’s responsive brief was filed October 26, 2011. Plaintiffs’ reply brief was filed on November 21, 2011. Oral argument has not yet been scheduled.

On February 3, 2010, a class action complaint was filed in the United States District Court for the Northern District of California against E*TRADE Securities LLC by Joseph Roling on his own behalf and on behalf of all others similarly situated. The lead plaintiff alleges that E*TRADE Securities LLC unlawfully charged and collected certain account activity fees from its customers. Claimant, on behalf of himself and the putative class, asserts breach of contract, unjust enrichment and violation of California Civil Code Section 1671 and seeks equitable and injunctive relief for alleged illegal, unfair and fraudulent practices under California’s Unfair Competition Law, California Business and Professional Code Section 17200 et seq. The plaintiff seeks, among other things, certification of the class action on behalf of alleged similarly situated plaintiffs, unspecified damages and restitution of amounts allegedly wrongfully collected by E*TRADE Securities LLC, attorneys’ fees and expenses and injunctive relief. The Company moved to transfer venue on the case to the Southern District of New York; that motion was denied. The Court granted E*TRADE’s motion to dismiss in part and denied the motion to dismiss in part. The Court bifurcated discovery to permit initial discovery on individual claims and class certification. Following preliminary discovery, Plaintiffs moved to amend their verified complaint for a second time, to assert new allegations and to add a plaintiff. The Company filed its opposition to this motion on December 27, 2011. The Company intends to vigorously defend itself against the claims raised in this action.

On May 16, 2011, Droplets Inc., the holder of two patents pertaining to user interface servers, filed a complaint in the U.S. District Court for the Eastern District of Texas against E*TRADE Financial Corporation, E*TRADE Securities LLC, E*TRADE Bank N.A. and multiple other unaffiliated financial services firms. Plaintiff contends that the defendants engaged in patent infringement under federal law. Plaintiff seeks unspecified damages and an injunction against future infringements, plus royalties, costs, interest and attorneys’ fees. On September 30, 2011, the Company and several co-defendants filed a motion to transfer the case to the Southern District of New York. Venue discovery occurred throughout December 2011. On January 1, 2012, a new judge was assigned to the case. The Company will defend itself vigorously in this matter.

Several cases have been filed nationwide involving the April 2007 leveraged buyout (“LBO”) of the Tribune Company (“Tribune”) by Sam Zell, and the subsequent bankruptcy of Tribune. In William Niese et al. v. A.G. Edwards et al., in Superior Court of Delaware, New Castle County, former Tribune employees and retirees claimed that Tribune was actually insolvent at the time of the LBO and that the LBO constituted a fraudulent transaction that depleted the plaintiffs’ retirement plans, rendering them worthless. E*TRADE Clearing LLC, along with numerous other financial institutions, is a named defendant, but has not been served with process. One of the defendants removed the action to federal district court in Delaware on July 1, 2011. In Deutsche Bank Trust Company Americas et al. v. Adaly Opportunity Fund et al., filed in the Supreme Court of New York, New York County on June 3, 2011, the Trustees of certain notes issued by Tribune allege wrongdoing in connection with the LBO. In particular the Trustees claim that the LBO constituted a constructive fraudulent transfer under various state laws. E*TRADE Capital Markets, LLC, along with numerous other financial institutions, is a named defendant. In Deutsche Bank et al. v. Ohlson et al., filed in the U.S. District Court for the Northern District of Illinois, noteholders of Tribune asserted claims of constructive fraud. E*TRADE Capital Markets, LLC is a named defendant. In EGI-TRB LLC et al. v. ABN-AMRO et al., filed in the Circuit Court of Cook County Illinois, creditors of Tribune assert fraudulent conveyance claims against multiple shareholder defendants. E*TRADE Clearing LLC is a named defendant. There have been several motions filed by various parties to transfer venue and to consolidate these actions. The Company’s time to answer or otherwise respond to the complaints has been stayed pending further orders of the Court. The Company will defend itself vigorously in these matters.

In addition to the matters described above, the Company is subject to various legal proceedings and claims that arise in the normal course of business. In each pending matter, the Company contests liability or the amount of claimed damages. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases where claimants seek substantial or indeterminate damages, or where investigation or discovery have yet to be completed, the Company is unable to reasonably estimate a range of possible losses on its remaining outstanding legal proceedings; however, the Company believes any losses would not be reasonably likely to have a material adverse effect on the consolidated financial condition or results of operations of the Company.

An unfavorable outcome in any matter could have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows. In addition, even if the ultimate outcomes are resolved in the Company’s favor, the defense of such litigation could entail considerable cost or the diversion of the efforts of management, either of which could have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

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

On January 19, 2010, the North Carolina Securities Division filed an administrative petition before the North Carolina Secretary of State against E*TRADE Securities LLC seeking to revoke the North Carolina securities dealer registration of E*TRADE Securities LLC or, alternatively, to suspend that registration until all North Carolina residents are made whole for their investments in auction rate securities purchased through E*TRADE Securities LLC. On March 8, 2011, E*TRADE Securities LLC, without admitting or denying the underlying allegations, findings or conclusions, resolved the North Carolina administrative action by entering into a consent order (“North Carolina Order”) pursuant to which E*TRADE Securities LLC agreed to pay a $25,000 civil penalty and to reimburse the North Carolina Securities Division’s investigative costs of $400,000. E*TRADE Securities LLC also agreed to various undertakings set forth in the North Carolina Order, including additional internal training on fixed income products and the retention of an independent consultant to review E*TRADE Securities LLC’s policies and procedures related to the approval and sale of fixed income products. As of December 31, 2011, no existing North Carolina customers held any auction rate securities.

On July 21, 2010, the Colorado Division of Securities filed an administrative complaint in the Colorado Office of Administrative Courts against E*TRADE Securities LLC based upon purchases of auction rate securities through E*TRADE Securities LLC by Colorado residents. On October 19, 2011, E*TRADE Securities LLC and the Colorado Division of Securities reached an agreement in principle to settle the Colorado proceeding whereby E*TRADE Securities LLC will offer to purchase auction rate securities held by Colorado customers who found themselves unable to sell their securities after those securities had been frozen in the broader auction rate securities market. The agreement in principle also included an agreement with the North American Securities Administrators Association (“NASAA”) whereby E*TRADE Securities LLC will offer to purchase auction rate securities purchased through E*TRADE Securities LLC on a nationwide basis and pay a $5 million penalty to be allocated among 48 states and the District of Columbia, Puerto Rico and the Virgin Islands but exclusive of North Carolina and South Carolina with whom E*TRADE Securities previously had reached separate settlements. Under the agreement in principle each state will receive its allocated share of the $5 million penalty pursuant to administrative consent cease and desist orders to be entered into by each state. A Consent Order memorializing the agreement in principle as it related to Colorado customers was entered by the Colorado Securities Commissioner on November 16, 2011, and amended on November 23, 2011, whereby E*TRADE Securities LLC, without admitting or denying the underlying allegations, agreed to pay an administrative penalty to Colorado of $84,202, which amount constituted Colorado’s share of the total NASAA state settlement amount of $5 million, and to reimburse the Colorado Division of Securities’ costs associated with the administrative action in the amount of $596,580. Under the terms of the Consent Order, E*TRADE Securities LLC will offer to purchase (or offer to arrange a third party to purchase), at par plus accrued and unpaid dividends and interest, from eligible investors nationwide their auction rate securities purchased through E*TRADE Securities LLC, or through an entity acquired by the Company on or before February 13, 2008, if such auction rate securities have failed at auction at least once since February 13, 2008 (“the Purchase Offer”). E*TRADE Securities LLC also agreed to identify eligible investors who purchased auction rate securities through E*TRADE Securities LLC on or before February 13, 2008, and sold those securities below par between February 13, 2008, and November 16, 2011, and to reimburse those sellers the difference between par value and the actual sales price plus reasonable interest. E*TRADE Securities LLC agreed to hold open the Purchase Offer until May 15, 2012, and to various other undertakings set forth in the Consent Order, including the establishment of a dedicated toll-free telephone assistance line and website to provide information and to respond to questions regarding the Consent Order. As of December 31, 2011, the total amount of auction rate securities held by Colorado customers was approximately $1.2 million and the total amount of auction rate securities held by E*TRADE Securities LLC customers nationwide (including Colorado customers) was $61.3 million. The Company recorded a reserve of $48 million in the other operating expense line item of the consolidated statement of income (loss). The reserve represented the Company’s estimate of the current fair value relative to par value of auction rate securities held by E*TRADE Securities LLC customers, as well as former customers who purchased auction rate securities through E*TRADE Securities LLC and are covered by the Consent Order. The agreement includes the resolution of all material individual auction rate securities arbitrations and litigations. The reserve also includes penalties and other estimated settlement costs.

On August 24, 2010, the South Carolina Securities Division filed an administrative complaint before the Securities Commissioner of South Carolina against E*TRADE Securities LLC based upon purchases of auction rate securities through E*TRADE Securities LLC by South Carolina residents. The complaint sought to suspend the South Carolina broker-dealer license of E*TRADE Securities LLC until South Carolina customers who purchased auction rate securities through E*TRADE Securities LLC and who wished to liquidate those positions were able to do so, and sought a fine not to exceed $10,000 for each potential violation of South Carolina statutes or rules. On March 25, 2011, E*TRADE Securities LLC, without admitting or denying the underlying allegations, findings or conclusions, resolved the South Carolina administrative action by entering into a consent order, pursuant to which E*TRADE Securities LLC agreed to pay a $10,000 civil penalty and to reimburse the South Carolina Securities Division’s investigative costs of $2,500. As of December 31, 2011, no existing South Carolina customers held any auction rate securities.

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

Loans

The Company provides access to real estate loans for its customers through a third party company. The Company structured this arrangement to minimize the assumption of any of the typical risks commonly associated with mortgage lending. The third party company providing this product performs all processing and underwriting of these loans. Shortly after closing, the third party company purchases the loans from the Company and is responsible for the credit risk associated with these loans. The Company had $140.8 million in commitments to originate loans, $11.7 million in commitments to sell loans and no commitments to purchase loans at December 31, 2011.

Other Investments

The Company has investments in low-income housing tax credit partnerships and other limited partnerships. The Company had $6.4 million in commitments to fund low income housing tax credit partnerships and other limited partnerships as of December 31, 2011.

Securities, Unused Lines of Credit and Certificates of Deposit

At December 31, 2011, the Company had commitments to purchase $0.5 billion in securities and commitments to sell $0.2 billion in securities. In addition, the Company had approximately $0.1 billion of certificates of deposit scheduled to mature in less than one year and $0.7 billion of unfunded commitments to extend credit.

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

During the 30-year period prior to the redemption of the trust preferred securities, ETBH guarantees the accrued and unpaid distributions on these securities, as well as the redemption price of the securities and certain costs that may be incurred in liquidating, terminating or dissolving the trusts (all of which would otherwise be payable by the trusts). At December 31, 2011, management estimated that the maximum potential liability under this arrangement is equal to approximately $436.9 million or the total face value of these securities plus dividends, which may be unpaid at the termination of the trust arrangement.

NOTE 22—SEGMENT INFORMATION

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

The Company evaluates the performance of its segments based on the segment’s income (loss) before income taxes. Financial information for the Company’s reportable segments is presented in the following tables (dollars in thousands):

	Year Ended December 31, 2011
	Trading and Investing	Balance Sheet Management	Corporate/ Other	Total
Net operating interest income	$746,047	$473,891	$21	$1,219,959
Total non-interest income	700,845	115,908	(113)	816,640

Total net revenue	1,446,892	589,799	(92)	2,036,599
Provision for loan losses	—	440,614	—	440,614
Total operating expense	825,940	238,424	170,540	1,234,904

Income (loss) before other income (expense) and income taxes	620,952	(89,239)	(170,632)	361,081
Total other income (expense)	—	—	(175,751)	(175,751)

Income (loss) before income taxes	$620,952	$(89,239)	$(346,383)	185,330

Income tax expense				28,629

Net income				$156,701

	Year Ended December 31, 2010
	Trading and Investing	Balance Sheet Management	Corporate/ Other	Total
Net operating interest income	$763,015	$463,244	$24	$1,226,283
Total non-interest income	711,394	140,265	(67)	851,592

Total net revenue	1,474,409	603,509	(43)	2,077,875
Provision for loan losses	—	779,412	—	779,412
Total operating expense	752,631	215,459	174,487	1,142,577

Income (loss) before other income (expense) and income taxes	721,778	(391,362)	(174,530)	155,886
Total other income (expense)	—	—	(159,027)	(159,027)

Income (loss) before income taxes	$721,778	$(391,362)	$(333,557)	(3,141)

Income tax expense				25,331

Net loss				$(28,472)

	Year Ended December 31, 2009
	Trading and Investing	Balance Sheet Management	Corporate/ Other	Total
Net operating interest income	$699,581	$560,916	$105	$1,260,602
Total non-interest income	857,200	99,298	(84)	956,414

Total net revenue	1,556,781	660,214	21	2,217,016
Provision for loan losses	—	1,498,112	—	1,498,112
Total operating expense	796,535	244,134	202,660	1,243,329

Income (loss) before other income (expense) and income taxes	760,246	(1,082,032)	(202,639)	(524,425)
Total other income (expense)	—	(50,594)	(1,260,412)	(1,311,006)

Income (loss) before income taxes	$760,246	$(1,132,626)	$(1,463,051)	(1,835,431)

Income tax benefit				(537,669)

Net loss				$(1,297,762)

Segment Assets

	Trading and Investing	Balance Sheet Management	Corporate/ Other	Total
As of December 31, 2011	$9,608,020	$37,123,118	$1,209,314	$47,940,452
As of December 31, 2010	$9,049,333	$36,118,175	$1,205,493	$46,373,001

Assets and total net revenue attributable to international locations were not material for the periods presented. No single customer accounts for greater than 10% of gross revenues for the years ended December 31, 2011, 2010 and 2009.

NOTE 23—CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

The following presents the Parent’s condensed statement of income (loss), balance sheet and statement of cash flows:

CONDENSED STATEMENT OF INCOME (LOSS)

(In thousands)

	Year Ended December 31,
	2011	2010	2009
Total net revenue	$271,607	$254,016	$358,990
Total operating expense	375,083	353,839	344,291

Income (loss) before other income (expense), income tax benefit, and equity in income (loss) of consolidated subsidiaries	(103,476)	(99,823)	14,699
Total other income (expense)	(175,792)	(157,705)	(1,255,882)

Loss before income tax benefit and equity in income (loss) of consolidated subsidiaries	(279,268)	(257,528)	(1,241,183)

Income tax benefit	(121,141)	(64,109)	(340,749)
Equity in income (loss) of consolidated subsidiaries	314,828	164,947	(397,328)

Net income (loss)	$156,701	$(28,472)	$(1,297,762)

CONDENSED BALANCE SHEET

(In thousands)

	December 31,
	2011	2010
ASSETS
Cash and equivalents	$478,410	$468,176
Property and equipment, net	148,184	288,008
Investment in consolidated subsidiaries	5,347,942	5,133,786
Receivable from subsidiaries	40,906	13,816
Other assets	737,491	610,417

Total assets	$6,752,933	$6,514,203

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Corporate debt	$1,493,552	$2,145,881
Other liabilities	331,431	315,877

Total liabilities	1,824,983	2,461,758

Total shareholders’ equity	4,927,950	4,052,445

Total liabilities and shareholders’ equity	$6,752,933	$6,514,203

CONDENSED STATEMENT OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$156,701	$(28,472)	$(1,297,762)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	84,026	90,131	87,191
(Income) loss from subsidiaries(1)	(205,653)	(188,740)	612,700
Dividends from E*TRADE Securities LLC	62,000	124,000	63,000
(Gains) losses on early extinguishment of debt	(3,091)	—	968,254
Other	16,035	22,071	30,744
Net effect of increase in other assets	(164,597)	(10,216)	(429,058)
Net effect of increase in other liabilities	5,697	121,974	176,156

Net cash (used in) provided by operating activities	(48,882)	130,748	211,225

Cash flows from investing activities:
Capital expenditures for property and equipment	(23,742)	(81,467)	(86,252)
Sale of property and equipment to subsidiaries	90,547	—	—
Cash contributions to subsidiaries	(9,500)	(8,332)	(653,438)
Other	(177)	11,361	9,000

Net cash provided by (used in) investing activities	57,128	(78,438)	(730,690)

Cash flows from financing activities:
Net proceeds from issuance of senior notes	427,331	—	—
Payments on senior notes	(425,956)	—	—
Claims settlement under Section 16(b)	—	35,000	—
Proceeds from issuance of common stock	—	—	733,118
Other	613	3,370	(19,421)

Net cash provided by financing activities	1,988	38,370	713,697

Increase in cash and equivalents	10,234	90,680	194,232
Cash and equivalents, beginning of period	468,176	377,496	183,264

Cash and equivalents, end of period	$478,410	$468,176	$377,496

(1)

Includes equity in (income) loss of subsidiaries, net of returns of capital and dividends received, except for E*TRADE Securities LLC. Dividends received from subsidiaries other than E*TRADE Securities LLC for the years ended December 31, 2011, 2010 and 2009 were $98.5 million, $33.8 million and $230.2 million, respectively.

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

In support of the Company’s brokerage business, the Company has provided guarantees on the settlement of its subsidiaries’ financial obligations with several financial institutions related to its securities lending activities. Terms and conditions of the guarantees, although typically undefined in the guarantees themselves, are governed by the conditions of the underlying obligation that the guarantee covers. Thus, the Company’s obligation to pay under these guarantees coincides exactly with the terms and conditions of those underlying obligations. At December 31, 2011, no claims had been filed with the Company for payment under any of these guarantees. None of these guarantees are collateralized.

In addition to guarantees issued on behalf its subsidiaries participating in securities lending programs, the Company also issues guarantees for the settlement of foreign exchange transactions. If a subsidiary fails to deliver currency on the settlement date of a foreign exchange arrangement, the beneficiary financial institution may seek payment from the Company. Terms are undefined, and are governed by the terms of the underlying financial obligation. At December 31, 2011, no claims had been made against the Company for payment under these guarantees and thus, no obligations have been recorded. None of these guarantees are collateralized.

NOTE 24 – QUARTERLY DATA (UNAUDITED)

The information presented below reflects all adjustments, which, in the opinion of management, are of a normal and recurring nature necessary to present fairly the results of operations for the quarterly periods presented (dollars in thousands, except per share amounts):

	2011				2010
	First	Second	Third	Fourth	First	Second	Third	Fourth
Total net revenue	$536,695	$517,619	$507,275	$475,010	$536,503	$534,001	$489,422	$517,949
Net income (loss)	$45,233	$47,118	$70,696	$(6,346)	$(47,837)	$35,076	$8,404	$(24,115)
Earnings (loss) per share:
Basic	$0.20	$0.18	$0.25	$(0.02)	$(0.25)	$0.17	$0.04	$(0.11)
Diluted	$0.16	$0.16	$0.24	$(0.02)	$(0.25)	$0.12	$0.03	$(0.11)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)	Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (“Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report, have concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

(b)	Our Chief Executive Officer and our Chief Financial Officer have evaluated the changes to the Company’s internal control over financial reporting that occurred during our last fiscal quarter ended December 31, 2011, as required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15, and have concluded that there were no such changes that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Management Report on Internal Control Over Financial Reporting and the Reports of Independent Registered Public Accounting Firm are included in Item 8. Financial Statements and Supplementary Data.

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

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of E*TRADE Financial Corporation as currently in effect. (Incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q filed August 4, 2010.)

3.2	Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed May 14, 2010.)

4.1	Specimen of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 of Amendment No. 1 to the Company’s Registration Statement on Form S-1, Registration Statement No. 333-05525, filed July 22, 1996.)

4.2	Indenture dated November 22, 2005, between E*TRADE Financial Corporation and The Bank of New York, as Trustee, relating to the 2015 Notes (includes form of note) (Incorporated by reference to Exhibit 4.15 of the Company’s Form 10-K filed March 1, 2006.)

4.3	First Supplemental Indenture dated November 1, 2006, between the Company and The Bank of New York, as Trustee, relating to the 2015 Notes (Incorporated by reference to Exhibit 4.10 of the Company’s Form 10-K filed February 24, 2010.)

4.4	Second Supplemental Indenture dated June 15, 2011, among the Company, the Guaranteeing Subsidiaries Party Hereto and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 2015 Notes (Incorporated by reference to Exhibit 4.3 of the Company’s Form 10-Q filed August 4, 2011.)

4.5	Indenture dated May 19, 2011, between E*TRADE Financial Corporation and The Bank of New York Mellon Trust Company, N.A. as Trustee, relating to the 2016 Notes (includes form of note) (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on May 19, 2011.)

4.6	First Supplemental Indenture dated June 15, 2011, among the Company, the guaranteeing subsidiaries party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 2016 Notes (Incorporated by reference to Exhibit 4.2 of the Company’s Form 10-Q filed on August 4, 2011.)

4.7	Security Agreement dated June 15, 2011, among the Company, the subsidiary grantors party thereto and The Bank of New York Mellon, as Collateral Trustee, relating to the 2016 Notes (Incorporated by reference to Exhibit 4.1 of the Company’s Form 10-Q filed on August 4, 2011.)

4.8	Indenture dated November 29, 2007, between E*TRADE Financial Corporation and The Bank of New York, as Trustee, relating to the 2017 Notes (includes form of note) (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on December 4, 2007.)

4.9	First Supplemental Indenture dated December 27, 2007, between the Company and The Bank of New York, as Trustee, relating to the 2017 Notes (Incorporated by reference to Exhibit 4.12 of the Company’s Form 10-K filed February 24, 2010.)

Exhibit Number	Description

4.10	Second Supplemental Indenture dated January 18, 2008, between the Company and The Bank of New York, as Trustee, relating to the 2017 Notes (Incorporated by reference to Exhibit 4.13 of the Company’s Form 10-K filed February 24, 2010.)

4.11	Third Supplemental Indenture dated as of July 9, 2009, between E*TRADE Financial Corporation and The Bank of New York Mellon, as trustee, relating to the 2017 Notes (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on July 9, 2009.)

4.12	Fourth Supplemental Indenture dated June 15, 2011, among the Company, the guaranteeing subsidiaries party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 2017 Notes (Incorporated by reference to Exhibit 4.4 of the Company’s Form 10-Q filed on August 4, 2011.)

4.13	Indenture dated August 25, 2009 between E*TRADE Financial Corporation and The Bank of New York Mellon, as Trustee, relating to the 2019 Debentures (includes form of note) (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on August 25, 2009.)

4.14	Third Supplemental Indenture dated June 15, 2011, among the Company, the guaranteeing subsidiaries party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 2019 Debentures (Incorporated by reference to Exhibit 4.5 of the Company’s Form 10-Q filed on August 4, 2011.)

+10.1	Executive Deferred Compensation Plan (Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-K filed February 24, 2010.)

10.2	[redacted] Master Service Agreement and Global Services Schedule, dated April 9, 2003, between E*TRADE Group, Inc. and ADP Financial Information Services, Inc. (Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on August 8, 2003.)

*10.3	Code of Professional Conduct.

+10.4	Amended 2005 Equity Incentive Plan of E*TRADE Financial Corporation. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 14, 2010.)

+10.5	Forms of Award Agreements for Amended 2005 Equity Incentive Plan (Incorporated by reference to Exhibit 10.66 to the Company’s Current Report on Form 8-K filed on May 31, 2005.)

+10.6	Executive Bonus Plan (Incorporated by reference to Exhibit 10.67 to the Company’s Current Report on Form 8-K filed on May 31, 2005.)

10.7	Master Investment and Securities Purchase Agreement, dated November 29, 2007 by and between E*TRADE Financial Corporation and Wingate Capital Ltd. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 4, 2007.)

10.8	First Amendment to Master Investment and Securities Purchase Agreement, dated as of December 12, 2007, by and between Wingate Capital Ltd. and E*TRADE Financial Corporation (Incorporated by reference to Exhibit 99.5 of the Schedule 13D filed by Citadel Limited Partnership et al with respect to E*TRADE Financial Corporation on December 7, 2007.)

10.9	Second Amendment to Master Investment and Securities Purchase Agreement, dated as of January 18, 2008, by and between Wingate Capital Ltd. and E*TRADE Financial Corporation (Incorporated by reference to Exhibit 99.12 of the Amendment No. 1 to Schedule 13D filed by Citadel Limited Partnership et al with respect to E*TRADE Financial Corporation on January 18, 2008.)

Exhibit Number	Description

10.10	Securities Purchase Agreement, dated November 29, 2007 among E*TRADE Financial Corporation, Investment Partners (A), LLC and the additional investors party thereto (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on December 4, 2007.)

10.11	ABS Purchase Agreement, dated as of November 29, 2007, by and among E*TRADE Financial Corporation, E*TRADE Bank, E*TRADE Global Asset Management, Inc. and Citadel Equity Fund Ltd. (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on December 4, 2007.)

10.12	Exchange Agreement dated June 17, 2009 between E*TRADE Financial Corporation and Citadel Equity Fund Ltd. (Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on June 17, 2009.)

10.13	Amendment No. 1 to Exchange Agreement dated June 22, 2009 between E*TRADE Financial Corporation and Citadel Equity Fund Ltd. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 23, 2009.)

10.14	Form of Exchange Agreement (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 6, 2008.)

10.15	Guarantee and Support Agreement, dated as of July 14, 2008, by E*TRADE Financial Corporation in favor of The Bank of Nova Scotia (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 16, 2008).

10.16	Form of Indemnification Agreement for Directors dated July 30, 2008. (Incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed on August 8, 2008.)

+10.17	Employment Agreement dated March 19, 2010 by and between E*TRADE Financial Corporation and Steven J. Freiberg. (Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on May 5, 2010.)

+10.18	Form of Employment Agreement between E*TRADE Financial Corporation and each of Matthew Audette, Michael Curcio, Greg Framke and Nicholas Utton (Incorporated by reference to Exhibit 10.21 of the Company’s Form 10-K filed February 24, 2010.)

*12.1	Statement of Ratio of Earnings to Fixed Charges.

*21.1	Subsidiaries of the Registrant.

*23.1	Consent of Independent Registered Public Accounting Firm.

*31.1	Certification—Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification—Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification—Section 906 of the Sarbanes-Oxley Act of 2002

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herein.
+	Exhibit is a management contract or a compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 23, 2012

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

Signature	Title	Date
/S/ STEVEN J. FREIBERG Steven J. Freiberg	Director and Chief Executive Officer (Principal Executive Officer)	February 23, 2012

/s/ MATTHEW J. AUDETTE Matthew J. Audette	Chief Financial Officer (Principal Financial and Accounting Officer)	February 23, 2012

/s/ RONALD D. FISHER Ronald D. Fisher	Director	February 23, 2012
/s/ KENNETH C. GRIFFIN Kenneth C. Griffin	Director	February 23, 2012
/s/ FREDERICK W. KANNER Frederick W. Kanner	Director	February 23, 2012
Rodger A. Lawson	Director
/s/ MICHAEL K. PARKS Michael K. Parks	Director	February 23, 2012
/s/ FRANK J. PETRILLI Frank J. Petrilli	Director	February 23, 2012
Rebecca Saeger	Director
/s/ JOSEPH L. SCLAFANI Joseph L. Sclafani	Director	February 23, 2012
/s/ JOSEPH M. VELLI Joseph M. Velli	Director	February 23, 2012
/s/ DONNA L. WEAVER Donna L. Weaver	Director	February 23, 2012
/s/ STEPHEN H. WILLARD Stephen H. Willard	Director	February 23, 2012