Form 10-Q
period 2012-03-31
E TRADE FINANCIAL Corp
filed 2012-05-04
CIK 1015780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

As of April 27, 2012, there were 285,687,131 shares of common stock outstanding.

E*TRADE FINANCIAL CORPORATION

FORM 10-Q QUARTERLY REPORT

For the Quarter Ended March 31, 2012

Unless otherwise indicated, references to “the Company,” “we,” “us,” “our” and “E*TRADE” mean E*TRADE Financial Corporation and its subsidiaries.

E*TRADE, E*TRADE Financial, E*TRADE Bank, Equity Edge, OptionsLink and the Converging Arrows logo are registered trademarks of E*TRADE Financial Corporation in the United States and in other countries.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements involving risks and uncertainties. These statements relate to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as “expect,” “may,” “anticipate,” “intend,” “plan” and similar expressions. Our actual results could differ materially from those discussed in these forward-looking statements, and we caution that we do not undertake to update these statements. Factors that could contribute to our actual results differing from any forward-looking statements include those discussed under Risk Factors, Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report. The cautionary statements made in this report should be read as being applicable to all forward-looking statements wherever they appear in this report. We further caution that there may be risks associated with owning our securities other than those discussed in our filings. Important factors that may cause actual results to differ materially from any forward-looking statements are set forth in Item 1A. Risk Factors in the Annual Report on Form 10-K for the year ended December 31, 2011, and as updated in this report.

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

•

Improving our market position in our retail brokerage business. We plan to grow our customer base by continuing to invest in our sales force, focus on retirement and investing and develop innovative products and services.

•

Accelerating the growth of our corporate services and market making businesses. Our corporate services and market making businesses enhance our strategy by allowing us to realize additional economic benefit from our retail brokerage business.

•

Enhancing our position in retirement and investing. We believe growing our retirement and investing products and services is key to our long term success. Our primary focus is to expand the reach of our brand along with the awareness of our products to this key customer segment.

•

Optimizing the value of our bank franchise. Our retail brokerage business generates a significant amount of customer cash and we plan to continue to utilize our bank to optimize the value of these customer deposits.

Key Factors Affecting Financial Performance

Our financial performance is affected by a number of factors outside of our control, including:

•	customer demand for financial products and services;

•	weakness or strength of the residential real estate and credit markets;

•	performance, volume and volatility of the equity and capital markets;

•	customer perception of the financial strength of our franchise;

•	market demand and liquidity in the secondary market for mortgage loans and securities;

•	market demand and liquidity in the wholesale borrowings market, including securities sold under agreements to repurchase;

•	our ability to obtain regulatory approval to move capital from our bank to our parent company; and

•	changes to the rules and regulations governing the financial services industry.

In addition to the items noted above, our success in the future will depend upon, among other things, our ability to:

•	have continued success in the acquisition, growth and retention of trading customers;

•	generate meaningful growth in the retirement and investing customer group;

•	assess and manage credit risk;

•	generate capital sufficient to meet our operating needs at both our bank and our parent company;

•	assess and manage interest rate risk; and

•	have disciplined expense control and improved operational efficiency.

Management monitors a number of metrics in evaluating the Company’s performance. The most significant of these are shown in the table and discussed in the text below:

	As of or For the Three Months Ended March 31,		Variance
	2012	2011	2012 vs. 2011
Customer Activity Metrics:
DARTs	156,988	177,279	(11)%
Average commission per trade	$11.04	$11.32	(2)%
Margin receivables (dollars in billions)	$5.3	$5.7	(7)%
End of period brokerage accounts	2,829,006	2,734,823	3%
Net new brokerage accounts	45,994	50,512	*
Customer assets (dollars in billions)	$201.9	$188.9	7%
Net new brokerage assets (dollars in billions)	$4.0	$3.9	*
Brokerage related cash (dollars in billions)	$31.0	$25.9	20%

Company Financial Metrics:
Corporate cash (dollars in millions)	$483.8	$460.9	5%
E*TRADE Financial Tier 1 leverage ratio	5.5%	4.4%	1.1%
E*TRADE Financial Tier 1 common ratio	9.4%	6.5%	2.9%
E*TRADE Bank Tier 1 leverage ratio(1)	7.3%	7.5%	(0.2)%
Special mention loan delinquencies (dollars in millions)	$374.9	$508.8	(26)%
Allowance for loan losses (dollars in millions)	$579.2	$953.6	(39)%
Enterprise net interest spread	2.49%	2.84%	(0.35)%
Enterprise interest-earning assets (average dollars in billions)	$44.9	$42.7	5%

*	Percentage not meaningful.
(1)

The Company transitioned from reporting under the Office of Thrift Supervision (“OTS”) reporting requirements to reporting under the Office of the Comptroller of the Currency (“OCC”) reporting requirements in the first quarter of 2012. The Tier 1 leverage ratio is the OCC Tier 1 leverage ratio as of March 31, 2012 and the OTS Tier 1 capital ratio previously reported for prior periods. The OTS Tier 1 capital ratio and OCC Tier 1 leverage ratio are both calculated in the same manner using adjusted total assets.

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

•	Brokerage related cash is an indicator of a deepening engagement with our brokerage customers and is a key driver of net operating interest income.

Company Financial Metrics

•	Corporate cash is an indicator of the liquidity at the parent company. It is the primary source of capital above and beyond the capital deployed in our regulated subsidiaries.

•

E*TRADE Financial Tier 1 leverage ratio is Tier 1 capital divided by average total assets for the parent company for leverage capital purposes. E*TRADE Financial Tier 1 common ratio is Tier 1 capital less elements of Tier 1 capital that are not in the form of common equity, such as trust preferred securities, divided by total risk-weighted assets for the holding company. The Tier 1 leverage and Tier 1 common ratios are non-GAAP measures as the holding company is not yet held to these regulatory capital requirements and are indications of E*TRADE Financial’s capital adequacy. See Liquidity and Capital Resources for a reconciliation of these non-GAAP measures to the comparable GAAP measures.

•	E*TRADE Bank Tier 1 leverage ratio is Tier 1 capital divided by adjusted total assets for E*TRADE Bank and is an indication of E*TRADE Bank’s capital adequacy.

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

•	Enterprise interest-earning assets, in conjunction with our enterprise net interest spread, are indicators of our ability to generate net operating interest income.

Significant Events in the First Quarter of 2012

Enhancements to Our Trading and Investing Products and Services

•	We launched E*TRADE 360, a fully dynamic and customizable online investing dashboard now available to all customers;

•	We launched our redesigned public website featuring simplified navigation, personalization based on objectives and experience levels and enhanced content;

•

We introduced E*TRADE FX, a no-fee platform enabling customers to trade 56 currency pairs with the additional support of advanced charting, news and analysis, access to Forex Trading Specialists, and paper trading;

•

We redesigned our Bond Resource Center, which offers streamlined access to news, education, intuitive screeners to select individual bonds, and tools to help customers build out their fixed income portfolio;

•	We announced our E*TRADE Mobile offerings on both iPhone® and AndroidTM, including mobile check deposit capability, complex options trading, mutual fund trading and barcode scanning; and

•

We announced voice recognition on E*TRADE Mobile for iPhone®, which allows customers to verbally prompt stock quotes, news and options chains, navigate to their portfolios and launch a stock order ticket.

EARNINGS OVERVIEW

We generated net income of $62.6 million, or $0.22 per diluted share, on total net revenue of $489.4 million for the three months ended March 31, 2012. Net income for the three months ended March 31, 2012 included a tax benefit of $26.3 million related to certain losses on the 2009 Debt Exchange previously considered non-deductible. Commissions, fees and service charges, principal transactions and other revenue decreased 14% to $173.1 million for the three months ended March 31, 2012 compared to the same period in 2011, which was driven primarily by a decrease in trading activity during the comparable periods. In addition, gains on loans and securities, net and net impairment increased 19% to $31.4 million for the three months ended March 31, 2012 compared to the same period in 2011.

Provision for loan losses declined 38% to $71.9 million for the three months ended March 31, 2012 compared to the same period in 2011, driven by improving credit trends and loan portfolio run-off. Total operating expenses increased 3% to $306.2 million for the three months ended March 31, 2012 compared to the same period in 2011. This increase was driven primarily by increases in compensation and benefits expense and FDIC insurance premiums during the three months ended March 31, 2012.

The following sections describe in detail the changes in key operating factors and other changes and events that affected net revenue, provision for loan losses, operating expense, other income (expense) and income tax expense.

Revenue

The components of revenue and the resulting variances are as follows (dollars in millions):

	Three Months Ended March 31,		Variance
			2012 vs. 2011
	2012	2011	Amount	%
Net operating interest income	$284.9	$309.7	$(24.8)	(8)%
Commissions	107.4	124.5	(17.1)	(14)%
Fees and service charges	32.0	37.2	(5.2)	(14)%
Principal transactions	24.1	29.6	(5.5)	(18)%
Gains on loans and securities, net	34.9	32.3	2.6	8%
Net impairment	(3.5)	(6.1)	2.6	*
Other revenues	9.6	9.5	0.1	1%

Total non-interest income	204.5	227.0	(22.5)	(10)%

Total net revenue	$489.4	$536.7	$(47.3)	(9)%

*	Percentage not meaningful.

Net Operating Interest Income

Net operating interest income decreased 8% to $284.9 million for the three months ended March 31, 2012 compared to the same period in 2011. Net operating interest income is earned primarily through investing customer cash and deposits in interest-earning assets, which include: real estate loans, margin receivables, available-for-sale securities and held-to-maturity securities.

The following table presents enterprise average balance sheet data and enterprise income and expense data for our operations, as well as the related net interest spread, yields and rates and has been prepared on the basis required by the SEC’s Industry Guide 3, “Statistical Disclosure by Bank Holding Companies” (dollars in millions):

	Three Months Ended March 31,
	2012			2011
	Average Balance	Operating Interest Inc./Exp.	Average Yield/ Cost	Average Balance	Operating Interest Inc./Exp.	Average Yield/ Cost
Enterprise interest-earning assets:
Loans(1)	$12,972.7	$139.5	4.30%	$15,824.9	$186.3	4.71%
Margin receivables	4,857.3	48.0	3.97%	5,443.3	56.3	4.19%
Available-for-sale securities	16,054.9	105.9	2.64%	15,752.9	111.2	2.82%
Held-to-maturity securities	6,917.6	53.4	3.09%	2,518.5	20.8	3.30%
Cash and equivalents	1,604.6	0.8	0.21%	1,831.1	0.9	0.21%
Segregated cash	1,830.0	0.4	0.08%	727.2	0.2	0.13%
Securities borrowed and other	653.1	12.7	7.80%	643.8	9.8	6.16%

Total enterprise interest-earning assets	44,890.2	360.7	3.22%	42,741.7	385.5	3.61%

Non-operating interest-earning and non-interest earning assets(2)	4,441.2			4,473.1

Total assets	$49,331.4			$47,214.8

Enterprise interest-bearing liabilities:
Deposits	$27,927.9	8.3	0.12%	$25,635.3	12.2	0.19%
Customer payables	5,965.7	2.7	0.18%	5,319.1	1.9	0.14%
Securities sold under agreements to repurchase	4,989.2	40.7	3.23%	5,885.0	38.0	2.58%
Federal Home Loan Bank (“FHLB”) advances and other borrowings	2,732.2	25.4	3.68%	2,752.2	25.3	3.67%
Securities loaned and other	588.5	0.2	0.12%	685.0	0.3	0.20%

Total enterprise interest-bearing liabilities	42,203.5	77.3	0.73%	40,276.6	77.7	0.77%

Non-operating interest-bearing and non-interest bearing liabilities(3)	2,153.3			2,786.2

Total liabilities	44,356.8			43,062.8
Total shareholders’ equity	4,974.6			4,152.0

Total liabilities and shareholders’ equity	$49,331.4			$47,214.8

Excess of enterprise interest-earning assets over enterprise interest-bearing liabilities/Enterprise net interest income/Spread	$2,686.7	$283.4	2.49%	$2,465.1	$307.8	2.84%

Enterprise net interest margin (net yield on enterprise interest-earning assets)			2.53%			2.88%
Ratio of enterprise interest-earning assets to enterprise interest-bearing liabilities			106.37%			106.12%
Return on average:
Total assets			0.51%			0.38%
Total shareholders’ equity			5.03%			4.36%
Average equity to average total assets			10.08%			8.79%

Reconciliation from enterprise net interest income to net operating interest income (dollars in millions):

	Three Months Ended March 31,
	2012	2011
Enterprise net interest income	$283.4	$307.8
Taxable equivalent interest adjustment	(0.3)	(0.3)
Earnings on customer cash held by third parties and other(4)	1.8	2.2

Net operating interest income	$284.9	$309.7

(1)

Nonaccrual loans are included in the respective average loan balances. Interest payments received on nonaccrual loans are recognized on a cash basis in operating interest income until it is doubtful that full payment will be collected, at which point payments are applied to principal.

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

(4)

Includes interest earned on average customer assets of $4.0 billion and $3.6 billion for the three months ended March 31, 2012 and 2011, respectively, held by parties outside E*TRADE Financial, including third party money market funds and sweep deposit accounts at unaffiliated financial institutions.

The fluctuation in enterprise interest-earning assets is driven primarily by changes in enterprise interest-bearing liabilities, specifically customer cash and deposits. Average enterprise interest-earning assets increased 5% to $44.9 billion for the three months ended March 31, 2012 compared to the same period in 2011. This was primarily a result of the increases in average segregated cash and average available-for-sale and held-to-maturity securities, offset by decreases in average loans and average margin receivables.

Average enterprise interest-bearing liabilities increased 5% to $42.2 billion for the three months ended March 31, 2012 compared to the same period in 2011. The increase in average enterprise interest-bearing liabilities was primarily due to increases in average deposits and average customer payables, offset by a decrease in average securities sold under agreements to repurchase.

Enterprise net interest spread decreased by 35 basis points to 2.49% for the three months ended March 31, 2012 compared to the same period in 2011, due primarily to lower yields on loans and the impact of the current interest rate environment, which remains challenging. We expect enterprise net interest spread to continue to decline during the remainder of 2012; however, we do not expect the decline to be as significant as the decline we experienced during the three months ended March 31, 2012.

Commissions

Commissions revenue decreased 14% to $107.4 million for the three months ended March 31, 2012 compared to the same period in 2011. The main factors that affect commissions are DARTs, average commission per trade and the number of trading days during the period. Average commission per trade is impacted by different trade types (e.g. equities, options, fixed income, stock plan, exchange-traded funds, mutual funds, forex and cross border) that can have different commission rates. Accordingly, changes in the mix of trade types will impact average commission per trade.

DART volume decreased 11% to 156,988 for the three months ended March 31, 2012 compared to the same period in 2011. Option-related DARTs as a percentage of total DARTs represented 23% of trading volume for the three months ended March 31, 2012 compared to 19% in the same period in 2011. Exchange-traded funds-related DARTs as a percentage of total DARTs represented 8% of trading volume for both the three months ended March 31, 2012 and 2011.

Average commission per trade decreased 2% to $11.04 for the three months ended March 31, 2012 compared to the same period in 2011. The decrease was driven by a change in the customer mix; specifically customers who have a higher commission per trade traded less during the three months ended March 31, 2012 compared to our active trader customers, who generally have lower commission per trade, when compared to the same period in 2011.

Fees and Service Charges

Fees and service charges decreased 14% to $32.0 million for the three months ended March 31, 2012 compared to the same period in 2011. This decline was driven by decreases in order flow revenue, reorganization fee revenue and advisor management fee revenue compared to the same period in 2011.

Principal Transactions

Principal transactions decreased 18% to $24.1 million for the three months ended March 31, 2012 compared to the same period in 2011. Principal transactions are derived from our market making business in which we act as a market-maker for our brokerage customers’ orders as well as orders from third party customers. The decrease in principal transactions revenue was driven primarily by a decrease in trading volume when compared to the same period in 2011.

Gains on Loans and Securities, Net

Gains on loans and securities, net were $34.9 million and $32.3 million for the three months ended March 31, 2012 and 2011, respectively, as shown in the following table (dollars in millions):

	Three Months Ended		Variance
	March 31,		2012 vs. 2011
	2012	2011	Amount	%
Gains on loans, net	$0.0	$0.0	$0.0	*

Gains on available-for-sale securities, net	34.9	35.8	(0.9)	(2)%
Gains on trading securities, net	0.0	0.6	(0.6)	*
Hedge ineffectiveness	0.0	(4.1)	4.1	*

Gains on securities, net	34.9	32.3	2.6	8%

Gains on loans and securities, net	$34.9	$32.3	$2.6	8%

*	Percentage not meaningful.

Net Impairment

We recognized $3.5 million and $6.1 million of net impairment during the three months ended March 31, 2012 and 2011, respectively, on certain securities in our non-agency CMO portfolio due to continued deterioration in the expected credit performance of the underlying loans in those specific securities. The gross other-than-temporary impairment (“OTTI”) and the noncredit portion of OTTI, which was or had been previously recorded through other comprehensive income, are shown in the table below (dollars in millions):

	Three Months Ended March 31,
	2012	2011
Other-than-temporary impairment (“OTTI”)	$(12.6)	$(4.9)
Less: noncredit portion of OTTI recognized into (out of) other comprehensive income (before tax)	9.1	(1.2)

Net impairment	$(3.5)	$(6.1)

Provision for Loan Losses

Provision for loan losses decreased 38% to $71.9 million for the three months ended March 31, 2012 compared to the same period in 2011. The decrease in provision for loan losses was driven by improving credit trends and loan portfolio run-off, as evidenced by the lower levels of delinquent loans in the one- to four-family and home equity loan portfolios. The provision for loan losses has declined 86% from its peak of $517.8 million in the third quarter of 2008. We expect provision for loan losses to continue to decline through the end of 2012 when compared to 2011, although it is subject to variability from quarter to quarter.

During the first quarter of 2012, we completed an evaluation of certain programs and practices that were designed in accordance with guidance from our former regulator, the OTS. This evaluation was initiated in connection with our transition from the OTS to the OCC, our new primary banking regulator. As a result of our evaluation, loan modification policies and procedures were aligned with the guidance from the OCC. The review resulted in a significant increase in charge-offs during the three months ended March 31, 2012. The majority of the losses associated with these charge-offs were previously reflected in the specific valuation allowance and qualitative component of the general allowance for loan losses. The provision for loan losses for three months ended March 31, 2012 was not significantly impacted as a result of this review.

During the fourth quarter of 2011, we suspended certain home equity loan modification programs that required changes. These suspended programs were discontinued in the first quarter of 2012, which we expect to result in a decrease in the volume of TDRs in 2012. A portion of the qualitative component of the general allowance for loan losses captures estimated losses associated with the impact of the historical loan modification activity assumed in the quantitative general allowance for loan losses; therefore, we do not anticipate a material impact to provision for loan losses in future periods.

Operating Expense

The components of operating expense and the resulting variances are as follows (dollars in millions):

	Three Months Ended		Variance
	March 31,		2012 vs. 2011
	2012	2011	Amount	%
Compensation and benefits	$92.3	$84.0	$8.3	10%
Clearing and servicing	34.6	39.2	(4.6)	(12)%
Advertising and market development	47.6	44.4	3.2	7%
FDIC insurance premiums	28.4	20.6	7.8	38%
Professional services	20.3	23.5	(3.2)	(13)%
Occupancy and equipment	17.8	16.8	1.0	6%
Communications	19.1	15.6	3.5	23%
Depreciation and amortization	22.2	22.0	0.2	1%
Amortization of other intangibles	6.3	6.5	(0.2)	(4)%
Facility restructuring and other exit activities	(0.4)	3.5	(3.9)	*
Other operating expenses	18.0	21.9	(3.9)	(18)%

Total operating expense	$306.2	$298.0	$8.2	3%

*	Percentage not meaningful.

Compensation and Benefits

Compensation and benefits increased 10% to $92.3 million for the three months ended March 31, 2012 compared to the same period in 2011. The increase resulted primarily from higher compensation expense as a result of a 7% increase in the employee base from March 31, 2011 to March 31, 2012.

Clearing and Servicing

Clearing and servicing decreased 12% to $34.6 million for the three months ended March 31, 2012 compared to the same period in 2011. This decrease resulted primarily from lower trading volumes and lower loan balances compared to the same period in 2011.

Advertising and Market Development

Advertising and market development expense increased 7% to $47.6 million for the three months ended March 31, 2012 compared to the same period in 2011. This fluctuation was due largely to the planned increase in advertising expenditures in our continuing effort to attract new accounts and customer assets during the three months ended March 31, 2012.

FDIC Insurance Premiums

FDIC insurance premiums increased 38% to $28.4 million for the three months ended March 31, 2012 compared to the same period in 2011. The increase was due primarily to an industry wide change in the FDIC insurance premium assessment calculation, effective in the second quarter of 2011.

Professional Services

Professional services decreased 13% to $20.3 million for the three months ended March 31, 2012 compared to the same period in 2011. The decrease was driven primarily by a decline in legal expenses compared to the same period in 2011.

Communications

Communications expense increased 23% to $19.1 million for the three months ended March 31, 2012 compared to the same period in 2011. This was driven primarily by an increase in vendor service fees compared to the same period in 2011.

Other Operating Expenses

Other operating expenses decreased 18% to $18.0 million for the three months ended March 31, 2012 compared to the same period in 2011. The decrease was driven by a decrease in expenses related to real estate owned (“REO”) compared to the same period in 2011.

Other Income (Expense)

Other income (expense) increased 4% to $45.2 million for the three months ended March 31, 2012 compared to the same period in 2011 as shown in the following table (dollars in millions):

	Three Months Ended		Variance
	March 31,		2012 vs. 2011
	2012	2011	Amount	%
Corporate interest income	$0.0	$0.6	$(0.6)	*
Corporate interest expense	(45.1)	(43.3)	(1.8)	4%
Equity in loss of investments and venture funds	(0.1)	(1.0)	0.9	*

Total other income (expense)	$(45.2)	$(43.7)	$(1.5)	4%

*	Percentage not meaningful.

Total other income (expense) primarily consisted of corporate interest expense on interest-bearing corporate debt for the three months ended March 31, 2012. Corporate interest expense increased 4% to $45.1 million for the three months ended March 31, 2012 compared to the same period in 2011. In addition to the stated interest on corporate debt, the corporate interest expense line item included the benefit of discontinued fair value hedges on corporate debt, which decreased $1.4 million for the three months ended March 31, 2012 compared to the same period in 2011.

Income Tax Expense

Income tax expense and the effective tax rate were $3.4 million and 5.2% for the three months ended March 31, 2012, compared to $33.7 million and 42.7%, respectively for the same period in 2011. During the three months ended March 31, 2012, we recorded an income tax benefit of $26.3 million related to certain losses on the 2009 Debt Exchange that were previously considered non-deductible. Through additional research completed in the first quarter of 2012, we identified that a portion of those losses were incorrectly treated as non-deductible in 2009 and were deductible for tax purposes. The $26.3 million tax benefit resulted in a corresponding increase to the deferred tax assets, which were $1.6 billion as of March 31, 2012. Without this benefit, our effective tax rate for the three months ended March 31, 2012 would have been 45.0%, calculated as follows (dollars in thousands):

	Pre-tax Income	Tax Expense (Benefit)	Tax Rate
Tax rate before tax benefit	$65,994	$29,687	45.0%
Income tax benefit related to certain losses on the 2009 Debt Exchange	—	(26,284)	N/A

Total as reported	$65,994	$3,403	5.2%

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

We did not establish a valuation allowance against federal deferred tax assets as of March 31, 2012 as we believe that it is more likely than not that all of these assets will be realized. We continue to maintain a valuation allowance for certain of our state deferred tax assets as it is more likely than not that they will not be realized.

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

As of the date of the ownership change, we had federal net operating losses (“NOLs”) available to carry forward of approximately $1.4 billion. Section 382 imposes an annual limitation on the amount of post-ownership change taxable income a corporation may offset with pre-ownership change NOLs. We believe the tax ownership change will extend the period of time it will take to fully utilize our pre-ownership change NOLs, but will not limit the total amount of pre-ownership change NOLs we can utilize. Our updated estimate is that we will be subject to an overall annual limitation on the use of our pre-ownership change NOLs of approximately $194 million. The overall pre-ownership change NOLs, which were approximately $1.4 billion, have a statutory carry forward period of 20 years (the majority of which expire in 16 years). As a result, we believe we will be able to fully utilize these NOLs in future periods.

Our ability to utilize the pre-ownership change NOLs is dependent on our ability to generate sufficient taxable income over the duration of the carry forward periods and will not be impacted by our ability or inability to generate taxable income in an individual year.

SEGMENT RESULTS REVIEW

We report operating results in two segments: 1) trading and investing; and 2) balance sheet management. Trading and investing includes retail brokerage products and services; investor-focused banking products; market making; and corporate services. Balance sheet management includes the management of asset allocation and credit, liquidity and interest rate risk; loans previously originated by the Company or purchased from third parties; and customer cash and deposits. Costs associated with certain functions that are centrally-managed are separately reported in a corporate/other category.

Trading and Investing

The following table summarizes trading and investing financial information and key metrics as of and for the three months ended March 31, 2012 and 2011 (dollars in millions, except for key metrics):

	Three Months Ended March 31,		Variance
			2012 vs. 2011
	2012	2011	Amount	%
Net operating interest income	$170.4	$188.8	$(18.4)	(10)%
Commissions	107.4	124.5	(17.1)	(14)%
Fees and service charges	31.0	36.1	(5.1)	(14)%
Principal transactions	24.1	29.6	(5.5)	(18)%
Other revenues	7.9	8.0	(0.1)	(2)%

Total net revenue	340.8	387.0	(46.2)	(12)%
Total operating expense	211.5	202.6	8.9	4%

Trading and investing income	$129.3	$184.4	$(55.1)	(30)%

Key Metrics:
DARTs	156,988	177,279	(20,291)	(11)%
Average commission per trade	$11.04	$11.32	$(0.28)	(2)%
Margin receivables (dollars in billions)	$5.3	$5.7	$(0.4)	(7)%
End of period brokerage accounts	2,829,006	2,734,823	94,183	3%
Net new brokerage accounts	45,994	50,512	(4,518)	*
Customer assets (dollars in billions)	$201.9	$188.9	$13.0	7%
Net new brokerage assets (dollars in billions)	$4.0	$3.9	$0.1	*
Brokerage related cash (dollars in billions)	$31.0	$25.9	$5.1	20%

*	Percentage not meaningful.

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

Trading and investing income decreased 30% to $129.3 million for the three months ended March 31, 2012 compared to the same period in 2011. We continued to generate net new brokerage accounts, ending the quarter with 2.8 million accounts. Our brokerage related cash, which is one of our most profitable sources of funding, increased by $5.1 billion when compared to the same period in 2011.

Trading and investing commissions decreased by 14% to $107.4 million for the three months ended March 31, 2012 compared to the same period in 2011. This decrease in commissions was primarily the result of a decrease in DARTs of 11% to 156,988 for the three months ended March 31, 2012 compared to the same period in 2011.

Trading and investing fees and service charges decreased 14% to $31.0 million for the three months ended March 31, 2012 compared to the same period in 2011. This decrease for the three months ended March 31, 2012 was driven by decreases in order flow revenue, reorganization fee revenue and advisor management fee revenue compared to the same period in 2011.

Trading and investing principal transactions decreased 18% to $24.1 million for the three months ended March 31, 2012 compared to the same period in 2011. The decrease in principal transactions revenue was driven primarily by a decrease in trading volume when compared to the same period in 2011.

Trading and investing operating expense increased 4% to $211.5 million for the three months ended March 31, 2012 compared to the same period in 2011. The increase for the three months ended March 31, 2012 was driven primarily by an increase in compensation and benefits expense resulting from an increase in the employee base from March 31, 2011 to March 31, 2012.

As of March 31, 2012, we had approximately 2.8 million brokerage accounts, 1.1 million stock plan accounts and 0.5 million banking accounts. For the three months ended March 31, 2012 and 2011, our brokerage products contributed 70% and 71%, respectively, and our banking products contributed 30% and 29%, respectively, of total trading and investing net revenue.

Balance Sheet Management

The following table summarizes balance sheet management financial information and key metrics as of and for the three months ended March 31, 2012 and 2011 (dollars in millions):

	Three Months Ended March 31,		Variance
			2012 vs. 2011
	2012	2011	Amount	%
Net operating interest income	$114.4	$120.9	$(6.5)	(5)%
Fees and service charges	1.0	1.1	(0.1)	(6)%
Gains on loans and securities, net	35.0	32.2	2.8	9%
Net impairment	(3.5)	(6.1)	2.6	*
Other revenues	1.6	1.5	0.1	8%

Total net revenue	148.5	149.6	(1.1)	(1)%
Provision for loan losses	71.9	116.1	(44.2)	(38)%
Total operating expense	58.6	53.4	5.2	10%

Balance sheet management income (loss)	$18.0	$(19.9)	$37.9	*

Key Metrics:
Special mention loan delinquencies	$374.9	$508.8	$(133.9)	(26)%
Allowance for loan losses	$579.2	$953.6	$(374.4)	(39)%
Allowance for loan losses as a % of gross loans receivable	4.68%	6.24%	*	(1.56)%

*	Percentage not meaningful.

The balance sheet management segment generates revenue from managing loans previously originated by the Company or purchased from third parties as well as customer cash and deposit relationships to generate additional net operating interest income.

The balance sheet management segment reported income of $18.0 million for the three months ended March 31, 2012. The balance sheet management income was due primarily to a decrease in provision for loan losses of 38% to $71.9 million for the three months ended March 31, 2012.

Gains on loans and securities, net were $35.0 million for the three months ended March 31, 2012 compared to $32.2 million for the same period in 2011 due to gains on the sale of certain agency mortgage-backed securities and agency debentures.

We recognized $3.5 million of net impairment during the three months ended March 31, 2012 on certain securities in the non-agency CMO portfolio due to continued deterioration in the expected credit performance of the underlying loans in those specific securities. The net impairment included gross OTTI of $12.6 million for the three months ended March 31, 2012, of which $9.1 million related to the noncredit portion of OTTI, which was recorded through other comprehensive income.

Provision for loan losses decreased 38% to $71.9 million for the three months ended March 31, 2012 compared to the same period in 2011. The decrease in provision for loan losses was driven by improving credit trends and loan portfolio run-off, as evidenced by the lower levels of delinquent loans in the one- to four- family and home equity loan portfolios.

Total balance sheet management operating expense increased 10% to $58.6 million for the three months ended March 31, 2012 compared to the same period in 2011. The increase in operating expense for the three months ended March 31, 2012 was due primarily to increased FDIC insurance premiums as a result of an industry wide change in the FDIC insurance premium assessment calculation, effective in the second quarter of 2011.

Corporate/Other

The following table summarizes corporate/other financial information for the three months ended March 31, 2012 and 2011 (dollars in millions):

	Three Months Ended		Variance
	March 31,		2012 vs. 2011
	2012	2011	Amount	%
Total net revenue	$—	$—	$—	*

Compensation and benefits	18.3	17.7	0.6	4%
Professional services	7.3	9.5	(2.2)	(24)%
Occupancy and equipment	0.9	1.0	(0.1)	(7)%
Communications	0.4	0.3	0.1	32%
Depreciation and amortization	4.3	4.7	(0.4)	(9)%
Facility restructuring and other exit activities	(0.4)	3.6	(4.0)	*
Other operating expenses	5.3	5.1	0.2	3%

Total operating expense	36.1	41.9	(5.8)	(14)%

Operating loss	(36.1)	(41.9)	5.8	(14)%
Total other income (expense)	(45.2)	(43.7)	(1.5)	4%

Corporate/other loss	$(81.3)	$(85.6)	$4.3	(5)%

*	Percentage not meaningful.

The corporate/other category includes costs that are centrally-managed, technology related costs incurred to support centrally-managed functions, restructuring and other exit activities, corporate debt and corporate investments.

The corporate/other loss before income taxes was $81.3 million for the three months ended March 31, 2012, compared to $85.6 million for the same period in 2011. The decrease in the loss was due primarily to restructuring activities for the three months ended March 31, 2011, for which there were not similar expenses for the three months ended March 31, 2012.

Total other income (expense) primarily consisted of corporate interest expense on interest-bearing corporate debt for the three months ended March 31, 2012. Corporate interest expense increased 4% to $45.2 million for the three months ended March 31, 2012 compared to the same period in 2011. In addition to the stated interest on corporate debt, the corporate interest expense line item included the benefit of discontinued fair value hedges on corporate debt, which decreased $1.4 million for the three months ended March 31, 2012 compared to the same period in 2011.

BALANCE SHEET OVERVIEW

The following table sets forth the significant components of our consolidated balance sheet (dollars in millions):

			Variance
	March 31, 2012	December 31, 2011	2012 vs. 2011
			Amount	%
Assets:
Cash and equivalents	$2,018.4	$2,099.8	$(81.4)	(4)%
Segregated cash	1,411.7	1,275.6	136.1	11%
Securities(1)	25,195.6	21,785.4	3,410.2	16%
Margin receivables	5,285.8	4,826.3	459.5	10%
Loans receivable, net	11,796.5	12,332.8	(536.3)	(4)%
Investment in FHLB stock	140.3	140.2	0.1	0%
Other(2)	5,443.4	5,480.4	(37.0)	(1)%

Total assets	$51,291.7	$47,940.5	$3,351.2	7%

Liabilities and shareholders’ equity:
Deposits	$29,581.4	$26,460.0	$3,121.4	12%
Wholesale borrowings(3)	7,755.1	7,752.4	2.7	0%
Customer payables	5,706.2	5,590.9	115.3	2%
Corporate debt	1,497.4	1,493.5	3.9	0%
Other liabilities	1,715.7	1,715.7	—	0%

Total liabilities	46,255.8	43,012.5	3,243.3	8%
Shareholders’ equity	5,035.9	4,928.0	107.9	2%

Total liabilities and shareholders’ equity	$51,291.7	$47,940.5	$3,351.2	7%

(1)	Includes balance sheet line items trading, available-for-sale and held-to-maturity securities.
(2)	Includes balance sheet line items property and equipment, net, goodwill, other intangibles, net and other assets.
(3)	Includes balance sheet line items securities sold under agreements to repurchase and FHLB advances and other borrowings.

Segregated Cash

The level of cash required to be segregated under federal or other regulations, or segregated cash, is driven largely by the amount of customer payables we hold as a liability in excess of the amount of margin receivables we hold as an asset. This difference represents excess customer cash that we are required by our regulators to segregate in a cash account for the exclusive benefit of our brokerage customers. Segregated cash increased by $0.1 billion during the three months ended March 31, 2012, driven primarily by an increase in customer payables of $0.1 billion during that same period.

Securities

Trading, available-for-sale and held-to-maturity securities are summarized as follows (dollars in millions):

	March 31, 2012	December 31, 2011	Variance
			2012 vs. 2011
			Amount	%
Trading securities	$58.8	$54.4	$4.4	8%

Available-for-sale securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$15,745.3	$13,965.7	$1,779.6	13%
Non-agency CMOs	323.0	341.6	(18.6)	(5)%

Total residential mortgage-backed securities	16,068.3	14,307.3	1,761.0	12%
Investment securities	1,428.4	1,344.2	84.2	6%

Total available-for-sale securities	$17,496.7	$15,651.5	$1,845.2	12%

Held-to-maturity securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$6,641.1	$5,296.5	$1,344.6	25%
Investment securities	999.0	783.0	216.0	28%

Total held-to-maturity securities	$7,640.1	$6,079.5	$1,560.6	26%

Total securities	$25,195.6	$21,785.4	$3,410.2	16%

Securities represented 49% and 45% of total assets at March 31, 2012 and December 31, 2011, respectively. The increase in available-for-sale securities was due primarily to an increase of $1.8 billion in agency mortgage-backed securities and CMOs. The increase in held-to-maturity securities was due primarily to an increase of $1.3 billion in agency mortgage-backed securities and CMOs. The purchases of securities were driven primarily by the increase in customer deposits, which we invested in available-for-sale and held-to-maturity securities.

Loans Receivable, Net

Loans receivable, net are summarized as follows (dollars in millions):

	March 31, 2012	December 31, 2011	Variance
			2012 vs. 2011
			Amount	%
One- to four-family	$6,294.1	$6,615.8	$(321.7)	(5)%
Home equity	4,960.5	5,328.7	(368.2)	(7)%
Consumer and other	1,031.2	1,113.2	(82.0)	(7)%
Unamortized premiums, net	89.9	97.9	(8.0)	(8)%
Allowance for loan losses	(579.2)	(822.8)	243.6	(30)%

Total loans receivable, net	$11,796.5	$12,332.8	$(536.3)	(4)%

Loans receivable, net decreased 4% to $11.8 billion at March 31, 2012 from $12.3 billion at December 31, 2011. This decline was due primarily to our strategy of reducing balance sheet risk by allowing the loan portfolio to pay down, which we plan to do for the foreseeable future.

During the three months ended March 31, 2012, the allowance for loan losses decreased by $243.6 million from the level at December 31, 2011. During the first quarter of 2012, we completed an evaluation of certain programs and practices that were designed in accordance with guidance from our former regulator, the OTS. This evaluation was initiated in connection with our transition from the OTS to the OCC, our new primary banking regulator. As a result of our evaluation, loan modification policies and procedures were aligned with the guidance from the OCC. The review resulted in a significant increase in charge-offs during the three months ended March 31, 2012. The majority of the losses associated with these charge-offs were previously reflected in the specific valuation allowance and qualitative component of the general allowance for loan losses. See Summary of Critical Accounting Policies and Estimates for a discussion of the estimates and assumptions used in the allowance for loan losses, including the qualitative reserve.

Deposits

Deposits are summarized as follows (dollars in millions):

			Variance
	March 31, 2012	December 31, 2011	2012 vs. 2011
			Amount	%
Sweep deposits	$21,588.0	$18,619.0	$2,969.0	16%
Complete savings deposits	5,802.2	5,720.8	81.4	1%
Other money market and savings deposits	1,065.4	1,033.2	32.2	3%
Checking deposits	923.6	863.3	60.3	7%
Certificates of deposit	171.3	190.5	(19.2)	(10)%
Brokered certificates of deposit	30.9	33.2	(2.3)	(7)%

Total deposits	$29,581.4	$26,460.0	$3,121.4	12%

Deposits represented 64% and 62% of total liabilities at March 31, 2012 and December 31, 2011, respectively. At March 31, 2012, 92% of our customer deposits were covered by FDIC insurance. Deposits provide the benefit of lower interest costs compared with wholesale funding alternatives. Deposits increased 12% to $29.6 billion at March 31, 2012 from $26.5 billion at December 31, 2011. The increase was driven primarily by an increase of $3.0 billion in sweep deposits.

The deposits balance is a component of the total customer cash and deposits balance reported as a customer activity metric of $39.0 billion and $35.5 billion at March 31, 2012 and December 31, 2011, respectively. The total customer cash and deposits balance is summarized as follows (dollars in millions):

			Variance
	March 31, 2012	December 31, 2011	2012 vs. 2011
			Amount	%
Deposits	$29,581.4	$26,460.0	$3,121.4	12%
Less: brokered certificates of deposit	(30.9)	(33.2)	2.3	(7)%

Retail deposits	29,550.5	26,426.8	3,123.7	12%
Customer payables	5,706.2	5,590.9	115.3	2%
Customer cash balances held by third parties and other	3,773.7	3,520.1	253.6	7%

Total customer cash and deposits	$39,030.4	$35,537.8	$3,492.6	10%

Wholesale Borrowings

Wholesale borrowings, which consist of securities sold under agreements to repurchase and FHLB advances and other borrowings, are summarized as follows (dollars in millions):

			Variance
	March 31, 2012	December 31, 2011	2012 vs. 2011
			Amount	%
Securities sold under agreements to repurchase	$5,022.2	$5,015.5	$6.7	0%

FHLB advances	$2,301.9	$2,302.7	$(0.8)	(0)%
Subordinated debentures	427.6	427.6	—	0%
Other	3.4	6.6	(3.2)	(50)%

Total FHLB advances and other borrowings	$2,732.9	$2,736.9	$(4.0)	(0)%

Total wholesale borrowings	$7,755.1	$7,752.4	$2.7	0%

Wholesale borrowings represented 17% and 18% of total liabilities at March 31, 2012 and December 31, 2011, respectively. Securities sold under agreements to repurchase and FHLB advances are the primary wholesale funding sources of the Bank. We anticipate decreases in securities sold under agreements to repurchase of approximately $300 million during the second quarter of 2012 and $150 million during the fourth quarter of 2012.

Corporate Debt

Corporate debt by type is shown as follows (dollars in millions):

	Face Value	Discount	Fair Value Hedge Adjustment	Net
March 31, 2012
Interest-bearing notes:
7 7/8% Notes, due 2015	$243.2	$(1.1)	$6.9	$249.0
6 3/4% Notes, due 2016	435.0	(7.0)	—	428.0
12 1/2% Springing lien notes, due 2017	930.2	(158.8)	6.0	777.4

Total interest-bearing notes	1,608.4	(166.9)	12.9	1,454.4
Non-interest-bearing debt:
0% Convertible debentures, due 2019	43.0	—	—	43.0

Total corporate debt	$1,651.4	$(166.9)	$12.9	$1,497.4

	Face Value	Discount	Fair Value Hedge Adjustment	Net
December 31, 2011
Interest-bearing notes:
7 7/8% Notes, due 2015	$243.2	$(1.2)	$7.4	$249.4
6 3/4% Notes, due 2016	435.0	(7.4)	—	427.6
12 1/2% Springing lien notes, due 2017	930.2	(162.9)	6.2	773.5

Total interest-bearing notes	1,608.4	(171.5)	13.6	1,450.5
Non-interest-bearing debt:
0% Convertible debentures, due 2019	43.0	—	—	43.0

Total corporate debt	$1,651.4	$(171.5)	$13.6	$1,493.5

Shareholders’ Equity

The activity in shareholders’ equity during the three months ended March 31, 2012 is summarized as follows (dollars in millions):

	Common Stock/ Additional Paid-In Capital	Accumulated Deficit/Other Comprehensive Loss	Total

Beginning balance, December 31, 2011	$7,309.7	$(2,381.7)	$4,928.0
Net income	—	62.6	62.6
Net change from available-for-sale securities	—	16.6	16.6
Net change from cash flow hedging instruments	—	27.7	27.7
Other(1)	0.3	0.7	1.0

Ending balance, March 31, 2012	$7,310.0	$(2,274.1)	$5,035.9

(1)	Other includes employee share-based compensation and changes in accumulated other comprehensive loss from foreign currency translation.

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

Capital is generated primarily through our business operations and our capital market activities. The primary business operations of both the trading and investing and balance sheet management segments are contained within E*TRADE Bank; therefore, we believe a key indicator of the capital generated or used in our business operations is the level of regulatory capital in E*TRADE Bank. As of March 31, 2012, E*TRADE Bank’s total capital ratio and Tier 1 leverage ratio were 17.0% and 7.3%, respectively. E*TRADE Bank’s Tier 1 leverage ratio, which is its most constraining ratio, decreased from 7.8% at December 31, 2011 to 7.3% at March 31, 2012, primarily due to significant growth in brokerage related cash during the first quarter of 2012. We are focused on improving the Tier 1 leverage ratio at E*TRADE Bank through a reduction in our balance sheet size by focusing on a reduction in our wholesale borrowings and banking-related deposits.

Consolidated Cash and Equivalents

The consolidated cash and equivalents balance decreased by $81.4 million to $2.0 billion for the three months ended March 31, 2012. The majority of this balance is cash held in regulated subsidiaries, primarily the Bank, outlined as follows (dollars in millions):

			Variance
	March 31, 2012	December 31, 2011	2012 vs. 2011
Corporate cash	$483.8	$484.4	$(0.6)
Bank cash	1,486.4	1,574.1	(87.7)
International brokerage and other cash	48.2	41.3	6.9

Total consolidated cash	$2,018.4	$2,099.8	$(81.4)

Corporate cash is the primary source of liquidity at the parent company. We define corporate cash as cash held at the parent company as well as cash held in certain subsidiaries that can distribute cash to the parent company without any regulatory approval. We believe corporate cash is a useful measure of the parent company’s liquidity as it is the primary source of capital above and beyond the capital deployed in our regulated subsidiaries. Corporate cash can fluctuate in any given quarter and is impacted primarily by tax settlements, approval and timing of subsidiary dividends, debt service costs and other overhead cost sharing arrangements. We target corporate cash to be two times our annual debt service, or approximately $330 million. From the level of corporate cash at March 31, 2012, we expect that it will decline generally in line with our corporate interest expense. However, the parent company has approximately $0.5 billion in deferred tax assets, which will ultimately become sources of corporate cash as the parent’s subsidiaries reimburse the parent for the use of its deferred tax assets.

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

E*TRADE Bank is subject to capital requirements determined by its primary regulator. At March 31, 2012 and December 31, 2011, E*TRADE Bank had $1.1 billion and $1.2 billion, respectively, of Tier 1 capital in excess of the regulatory minimum level required to be considered “well capitalized.” Historically, the Company had requested and received the approval of its primary regulators to send quarterly dividends from E*TRADE Bank to the parent. The dividend had been equal to profits from the previous quarter of E*TRADE Securities LLC, which is a subsidiary of E*TRADE Bank. We believe our former regulator, the OTS, viewed these dividend requests as distinct from a more comprehensive request to release a portion of E*TRADE Bank’s excess capital. During the third quarter of 2011, the Company transitioned regulators from the OTS to the OCC and the Federal Reserve. We believe our new regulators would subject all dividend requests to an equal level of scrutiny; therefore, rather than request a dividend from E*TRADE Bank in an amount equal to the profits of E*TRADE Securities LLC in the prior quarter, we believe the best path for the Company’s shareholders is to work on a comprehensive dividend plan that efficiently distributes capital among our regulated entities and parent company. The Company is in dialogue with the regulators regarding our ability to implement a comprehensive capital distribution plan and expects to submit a long-term capital forecast, including internally developed stress tests, by the end of the second quarter of 2012. Our objective is to have a better understanding of the timing of any future dividends by the end of 2012; however, we cannot predict the likelihood or the timing of regulatory approval for any such dividends.

The Company’s broker-dealer subsidiaries are subject to capital requirements determined by their respective regulators. At March 31, 2012 and December 31, 2011, all of our brokerage subsidiaries met their minimum net capital requirements. Our broker-dealer subsidiaries had excess net capital of $703.7 million at March 31, 2012, an increase of $28.6 million from $675.1 million at December 31, 2011. The excess net capital of the broker-dealer subsidiaries at March 31, 2012 included $493.6 million and $162.8 million of excess net capital at E*TRADE Clearing LLC and E*TRADE Securities LLC, respectively, which are subsidiaries of E*TRADE Bank and are also included in the excess capital of E*TRADE Bank. While we cannot assure that we would obtain regulatory approval in the future to withdraw any of this excess net capital, $524.5 million is available for dividend while still maintaining a capital level above regulatory “early warning” guidelines.

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

The implementation of holding company capital requirements will impact us as the parent company was not previously subject to regulatory capital requirements. These requirements are expected to become effective within the next three years. We believe these requirements are an important measure of our capital strength and we have begun to track these ratios, using the current capital ratios that apply to bank holding companies, as we plan for this future requirement. The Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital ratios are non-GAAP measures as the parent company is not yet held to these regulatory capital requirements and are calculated as follows (dollars in millions):

	March 31, 2012	December 31, 2011	March 31, 2011
Shareholders’ equity	$5,035.9	$4,928.0	$4,397.8
Deduct:
Losses in other comprehensive income on available-for-sale debt securities and cash flow hedges, net of tax	(345.3)	(389.6)	(422.1)
Goodwill and other intangible assets, net of deferred tax liabilities	1,930.6	1,947.5	2,009.8
Add:
Qualifying restricted core capital elements	433.0	433.0	433.0

Subtotal	3,883.6	3,803.1	3,243.1
Deduct:
Disallowed servicing assets and deferred tax assets	1,353.2	1,331.0	1,289.1

Tier 1 capital	2,530.4	2,472.1	1,954.0

Add:
Allowable allowance for loan losses	282.5	277.6	301.2

Total capital	$2,812.9	$2,749.7	$2,255.2

Total average assets	$49,331.4	$46,964.2	$47,214.8
Deduct:
Goodwill and other intangible assets, net of deferred tax liabilities	1,930.6	1,947.5	2,009.8

Subtotal	47,400.8	45,016.7	45,205.0
Deduct:
Disallowed servicing assets and deferred tax assets	1,353.2	1,331.0	1,289.1

Average total assets for leverage capital purposes	$46,047.6	$43,685.7	$43,915.9

Total risk-weighted assets(1)	$22,244.0	$21,668.1	$23,442.8
Tier 1 leverage ratio (Tier 1 capital / Average total assets for leverage capital purposes)	5.5%	5.7%	4.4%
Tier 1 capital / Total risk-weighted assets	11.4%	11.4%	8.3%
Total capital / Total risk-weighted assets	12.6%	12.7%	9.6%

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

As of March 31, 2012, the parent company Tier 1 leverage ratio was approximately 5.5% compared to the minimum ratio required to be “well capitalized” of 5%, the Tier 1 risk-based capital ratio was approximately 11.4% compared to the minimum ratio required to be “well capitalized” of 6%, and the total risk-based capital ratio was approximately 12.6% compared to the minimum ratio required to be “well capitalized” of 10%.

Our Tier 1 common ratio, which is a non-GAAP measure and currently has no mandated minimum or “well capitalized” standard, was 9.4% as of March 31, 2012. We believe this ratio is an important measure of our capital strength. The Tier 1 common ratio is defined as the Tier 1 capital less elements of Tier 1 capital that are not in the form of common equity, such as trust preferred securities, divided by total risk-weighted assets. The following table shows the calculation of Tier 1 common ratio (dollars in millions):

	March 31, 2012	December 31, 2011	March 31, 2011
Shareholders’ equity	$5,035.9	$4,928.0	$4,397.8
Deduct:
Losses in other comprehensive income on available-for-sale debt securities and cash flow hedges, net of tax	(345.3)	(389.6)	(422.1)
Goodwill and other intangible assets, net of deferred tax liabilities	1,930.6	1,947.5	2,009.8

Subtotal	3,450.6	3,370.1	2,810.1
Deduct:
Disallowed servicing assets and deferred tax assets	1,353.2	1,331.0	1,289.1

Tier 1 common	$2,097.4	$2,039.1	$1,521.0

Total risk-weighted assets	$22,244.0	$21,668.1	$23,442.8
Tier 1 common ratio (Tier 1 common / Total risk-weighted assets)	9.4%	9.4%	6.5%

The full impact of the Basel III Accords on regulatory requirements will remain unknown for at least some time until capital regulations are proposed and adopted for U.S. institutions. We will continue to monitor the ongoing rule-making process to assess both the timing and the impact of the Dodd-Frank Act and Basel III Accords on our business.

Other Sources of Liquidity

We also maintain uncommitted lines of credit with unaffiliated banks to finance margin lending, with available balances subject to approval when utilized. At March 31, 2012, there were no outstanding balances.

We rely on borrowed funds, from sources such as securities sold under agreements to repurchase and FHLB advances, to provide liquidity for E*TRADE Bank. Our ability to borrow these funds is dependent upon the continued availability of funding in the wholesale borrowings market. In addition, we can also borrow from the Federal Reserve Bank’s discount window to meet short-term liquidity requirements, although it is not viewed as the primary source of funding. At March 31, 2012, E*TRADE Bank had approximately $2.9 billion and $1.3 billion in additional collateralized borrowing capacity with the FHLB and the Federal Reserve Bank, respectively. We also have the ability to generate liquidity in the form of additional deposits by raising the yield on our customer deposit account products.

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

RISK MANAGEMENT

As a financial services company, we are exposed to risks in every component of our business. The identification and management of existing and potential risks are the keys to effective risk management. Our risk management framework supports decision-making, improves the success rate for new initiatives and strengthens the organization. Our goal is to balance risks and rewards through effective risk management. Risks cannot be completely eliminated; however, we do believe risks can be identified and managed within the Company’s risk tolerance.

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

For additional information on liquidity risk, see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources. For additional information about our interest rate risk, see Item 3. Quantitative and Qualitative Disclosures about Market Risk. Operational risk and the management of risk are more fully described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2011. We are also subject to other risks that could impact our business, financial condition, results of operations or cash flows in future periods. See Item 1A. Risk Factors in the Annual Report on Form 10-K for the year ended December 31, 2011, and as updated in this report.

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

Loss Mitigation

We have a credit management team that focuses on the mitigation of potential losses in the loan portfolio. Through a variety of strategies, including voluntary line closures, automatically freezing lines on all delinquent accounts, and freezing lines on loans with materially reduced home equity, we have reduced our exposure to open home equity lines from a high of over $7 billion in 2007 to $0.4 billion as of March 31, 2012.

We have an initiative to assess our servicing relationships and where appropriate transfer certain mortgage loans to servicers that specialize in managing troubled assets. We believe this initiative will improve the credit performance of the loans transferred in future periods when compared to the expected credit performance of these same loans if they had not been transferred. A total of $2.9 billion of our mortgage loans were held at servicers that specialize in managing troubled assets as of March 31, 2012.

We have a loan modification program that focuses on the mitigation of potential losses in the loan portfolio. We consider modifications in which we make an economic concession to a borrower experiencing financial difficulty a TDR. During the three months ended March 31, 2012, we modified $146.9 million and $31.6 million of one- to four-family and home equity loans, respectively, in which the modification was considered a TDR. During the first quarter of 2012, we completed an evaluation of certain programs and practices that were designed in accordance with guidance from our former regulator, the OTS. This evaluation was initiated in connection with our transition from the OTS to the OCC, our new primary banking regulator. As a result of our evaluation, loan modification policies and procedures were aligned with the guidance from the OCC. During the fourth quarter of 2011, we suspended certain home equity loan modification programs that required changes. These suspended programs were discontinued in the first quarter of 2012, which we expect to result in a decrease in the volume of TDRs in 2012.

Trial modifications are classified immediately as TDRs and continue to be reported as delinquent until the successful completion of the trial period, which is typically 90 days. The loan is then classified as current and becomes a permanent modification.

We also processed minor modifications on a number of loans through traditional collections actions taken in the normal course of servicing delinquent accounts. These actions typically result in an insignificant delay in the timing of payments; therefore, we do not consider such activities to be economic concessions to the borrowers. As of March 31, 2012 and December 31, 2011, we had $42.7 million and $44.7 million of mortgage loans, respectively, in which the modification was not considered a TDR due to the insignificant delay in the timing of payments. Approximately 6% and 8% of these loans were classified as nonperforming as of March 31, 2012 and December 31, 2011, respectively.

We continue to review the mortgage loan portfolio in order to identify loans to be repurchased by the originator. Our review is primarily focused on identifying loans with violations of transaction representations and warranties or material misrepresentation on the part of the seller. Any loans identified with these deficiencies are submitted to the original seller for repurchase. Approximately $13.1 million of loans were repurchased by the original sellers for the three months ended March 31, 2012. A total of $348.6 million of loans were repurchased by the original sellers since we actively started reviewing our purchased loan portfolio beginning in 2008.

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

The home equity loan portfolio is primarily second lien loans on residential real estate properties, which have a higher level of credit risk than first lien mortgage loans. Approximately 15% of the home equity portfolio was in the first lien position as of March 31, 2012. We hold both the first and second lien positions in less than 1% of the home equity loan portfolio. The home equity loan portfolio consists of home equity installment loans and home equity lines of credit.

Home equity installment loans are primarily fixed rate and fixed term, fully amortizing loans that do not offer the option of an interest-only payment. Home equity lines of credit convert to amortizing loans at the end of the draw period, which ranges from five to ten years. At March 31, 2012, the vast majority of the home equity line of credit portfolio had not converted from the interest-only draw period to an amortizing loan. In addition, approximately 78% of the home equity line of credit portfolio will not begin amortizing until after 2014. The following table outlines when home equity lines of credit convert to amortizing for the home equity line of credit portfolio as of March 31, 2012:

Period of Conversion to Amortizing Loan	% of Home Equity Line of Credit Portfolio
Already amortizing	8%
Through December 31, 2012	2%
Year ending December 31, 2013	5%
Year ending December 31, 2014	7%
Year ending December 31, 2015	24%
Year ending December 31, 2016	41%
Year ending December 31, 2017	13%

The following tables show the distribution of the mortgage loan portfolios by credit quality indicator (dollars in millions):

	One- to Four-Family		Home Equity
Current LTV/CLTV (1)	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
<=80%	$1,473.1	$1,596.3	$1,056.5	$1,168.9
80% - 100%	1,604.1	1,716.8	881.2	967.9
100% - 120%	1,471.5	1,527.3	1,089.2	1,191.9
>120%	1,745.4	1,775.4	1,933.6	2,000.0

Total mortgage loans receivable	$6,294.1	$6,615.8	$4,960.5	$5,328.7

Average estimated current LTV/CLTV(2)	107.8%	106.7%	113.2%	112.1%
Average LTV/CLTV at loan origination(3)	71.0%	71.0%	79.2%	79.2%

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

(2)	The average estimated current LTV/CLTV ratio reflects the outstanding balance at the balance sheet date, divided by the estimated current value of the underlying property.
(3)	Average LTV/CLTV at loan origination calculations are based on LTV/CLTV at time of purchase for one- to four-family purchased loans and undrawn balances for home equity loans.

	One- to Four-Family		Home Equity
Documentation Type	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
Full documentation	$2,709.7	$2,845.6	$2,536.2	$2,699.2
Low/no documentation	3,584.4	3,770.2	2,424.3	2,629.5

Total mortgage loans receivable	$6,294.1	$6,615.8	$4,960.5	$5,328.7

	One- to Four-Family		Home Equity
	March 31,	December 31,	March 31,	December 31,
Current FICO(1)	2012	2011	2012	2011
>=720	$3,367.2	$3,557.6	$2,599.1	$2,780.2
719 - 700	538.0	585.2	483.8	497.7
699 - 680	475.9	448.6	399.1	408.8
679 - 660	376.1	385.0	308.5	325.8
659 - 620	500.7	525.9	433.5	447.9
<620	1,036.2	1,113.5	736.5	868.3

Total mortgage loans receivable	$6,294.1	$6,615.8	$4,960.5	$5,328.7

(1)

FICO scores are updated on a quarterly basis; however, as of March 31, 2012 and December 31, 2011, there were some loans for which the updated FICO scores were not available. The current FICO distribution as of March 31, 2012 included original FICO scores for approximately $145 million and $25 million of one- to four-family and home equity loans, respectively. The current FICO distribution as of December 31, 2011 included original FICO scores for approximately $153 million and $30 million of one- to four-family and home equity loans, respectively.

	One- to Four-Family		Home Equity
Acquisition Channel	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
Purchased from a third party	$5,154.2	$5,420.8	$4,345.3	$4,669.6
Originated by the Company	1,139.9	1,195.0	615.2	659.1

Total mortgage loans receivable	$6,294.1	$6,615.8	$4,960.5	$5,328.7

	One- to Four-Family		Home Equity
Vintage Year	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
2003 and prior	$225.1	$239.9	$278.8	$302.6
2004	595.0	620.5	438.2	472.9
2005	1,307.8	1,377.7	1,312.1	1,387.0
2006	2,420.2	2,528.5	2,289.5	2,480.0
2007	1,738.5	1,841.1	630.7	674.8
2008	7.5	8.1	11.2	11.4

Total mortgage loans receivable	$6,294.1	$6,615.8	$4,960.5	$5,328.7

	One- to Four-Family		Home Equity
Geographic Location	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
California	$2,950.3	$3,096.0	$1,570.4	$1,690.3
New York	459.5	488.2	361.2	387.0
Florida	431.2	458.2	349.1	377.8
Virginia	266.5	280.8	222.8	234.1
Other states	2,186.6	2,292.6	2,457.0	2,639.5

Total mortgage loans receivable	$6,294.1	$6,615.8	$4,960.5	$5,328.7

Approximately 40% of the Company’s real estate loans were concentrated in California at both March 31, 2012 and December 31, 2011. No other state had concentrations of real estate loans that represented 10% or more of the Company’s real estate portfolio.

Additionally, in the current and anticipated interest rate environment, we do not expect interest rate resets to be a material driver of credit costs in the future. A total of $6.0 billion of one- to four-family loans have reset or are expected to reset for the first time in the next six years. We expect approximately $2.6 billion in one- to four-family loans to reset in the remainder of 2012 of which $0.5 billion are resetting for the first time. Less than 1% of these one- to four-family loans are expected to experience a payment increase of more than 20% and nearly 80% are expected to reset to a lower payment in 2012. The following table outlines the percentage of one- to four-family loans that have reset and are expected to reset for the first time as of March 31, 2012:

Period of First Interest Rate Reset	% of Total One- to Four- Family First Resets
Already reset	44%
Through December 31, 2012	8%
Year ending December 31, 2013	4%
Year ending December 31, 2014	4%
Year ending December 31, 2015	5%
Year ending December 31, 2016	14%
Year ending December 31, 2017	21%

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

The following table presents the allowance for loan losses by major loan category (dollars in millions):

	One- to Four-Family		Home Equity		Consumer and Other		Total
	Allowance	Allowance as a % of Loans Receivable(1)	Allowance	Allowance as a % of Loans Receivable(1)	Allowance	Allowance as a % of Loans Receivable(1)	Allowance	Allowance as a % of Loans Receivable(1)
March 31, 2012	$239.6	3.79%	$291.0	5.81%	$48.6	4.66%	$579.2	4.68%
December 31, 2011	$314.2	4.73%	$463.3	8.60%	$45.3	4.02%	$822.8	6.25%

(1)	Allowance as a percentage of loans receivable is calculated based on the gross loans receivable for each respective category.

During the three months ended March 31, 2012, the allowance for loan losses decreased by $243.6 million from the level at December 31, 2011. During the first quarter of 2012, we completed an evaluation of certain programs and practices that were designed in accordance with guidance from our former regulator, the OTS. This evaluation was initiated in connection with our transition from the OTS to the OCC, our new primary banking regulator. As a result of our evaluation, loan modification policies and procedures were aligned with the guidance from the OCC. The review resulted in a significant increase in charge-offs during the three months ended March 31, 2012. The majority of the losses associated with these charge-offs were previously reflected in the specific valuation allowance and qualitative component of the general allowance for loan losses. See Summary of Critical Accounting Policies and Estimates for a discussion of the estimates and assumptions used in the allowance for loan losses, including the qualitative reserve. The following table shows the trend of the ratio of the general allowance for loan losses, excluding the qualitative component, to non-TDR nonperforming loans (dollars in millions):

	Total Nonperforming Loans, Excluding TDRs	General Allowance for Loan Losses	Coverage Ratio
March 31, 2012	$520.9	$326.6	63%
December 31, 2011	$595.9	$378.6	64%
September 30, 2011	$680.6	$429.6	63%
June 30, 2011	$881.2	$478.7	54%
March 31, 2011	$1,037.6	$535.8	52%

Troubled Debt Restructurings

Included in allowance for loan losses was a specific valuation allowance of $204.6 million and $320.1 million that was established for TDRs at March 31, 2012 and December 31, 2011, respectively. The specific valuation allowance for these individually impaired loans represents the forecasted losses over the remaining life of the loan, including the economic concession to the borrower. The following table shows loans that have been modified in a TDR and the specific valuation allowance by loan portfolio as well as the percentage of total expected losses as of March 31, 2012 and December 31, 2011 (dollars in millions):

	Recorded Investment in TDRs	Specific Valuation Allowance	Net Investment in TDRs	Specific Valuation Allowance as a % of TDR Loans	Total Expected Losses
March 31, 2012
One- to four-family	$993.9	$90.1	$903.8	9%	30%
Home equity	310.9	114.5	196.4	37%	58%

Total	$1,304.8	$204.6	$1,100.2	16%	37%

December 31, 2011
One- to four-family	$973.0	$101.2	$871.8	10%	28%
Home equity	445.9	218.9	227.0	49%	55%

Total	$1,418.9	$320.1	$1,098.8	23%	35%

The recorded investment in TDRs includes the charge-offs related to certain loans that were written down to the estimated current value of the underlying property less estimated costs to sell. These charge-offs were recorded on loans that were delinquent in excess of 180 days or in bankruptcy and on TDRs when certain characteristics of the loan, including CLTV, borrower’s credit and type of modification, cast substantial doubt on the borrower’s ability to repay the loan. The total expected loss on TDRs includes both the previously recorded charge-offs and the specific valuation allowance. Total expected losses on TDRs increased slightly from 35% at December 31, 2011 to 37% at March 31, 2012.

The following table shows the TDRs by delinquency category as of March 31, 2012 and December 31, 2011 (dollars in millions):

	TDRs Current	TDRs 30-89 Days Delinquent	TDRs 90-179 Days Delinquent	TDRs 180+ Days Delinquent	Total Recorded Investment in TDRs
March 31, 2012
One- to four-family	$782.0	$90.8	$38.1	$83.0	$993.9
Home equity	272.0	20.4	13.3	5.2	310.9

Total	$1,054.0	$111.2	$51.4	$88.2	$1,304.8

December 31, 2011
One- to four-family	$774.0	$85.7	$31.3	$82.0	$973.0
Home equity	351.6	51.4	34.5	8.4	445.9

Total	$1,125.6	$137.1	$65.8	$90.4	$1,418.9

TDRs on accrual status, which are current and have made six or more consecutive payments, were $799.1 million and $795.3 million at March 31, 2012 and December 31, 2011, respectively.

We evaluate the re-delinquency rates in order to monitor TDR performance. We also monitor the average re-delinquency rates for TDRs twelve months after the modification occurred, which are based on cumulative performance since the modification program began. The following table shows the average re-delinquency rates for TDRs twelve months after the modification occurred:

	One- to Four- Family	Home Equity
March 31, 2012	28%	42%
December 31, 2011	29%	42%
September 30, 2011	28%	42%
June 30, 2011	31%	43%
March 31, 2011	36%	44%

Net Charge-offs

The following table provides an analysis of the allowance for loan losses and net charge-offs for the three months ended March 31, 2012 and 2011 (dollars in millions):

	Charge-offs	Recoveries	Net Charge-offs
Three Months Ended March 31, 2012
One- to four-family	$(90.5)	$—	$(90.5)
Home equity	(225.0)	9.8	(215.2)
Consumer and other	(12.9)	3.0	(9.9)

Total	$(328.4)	$12.8	$(315.6)

Three Months Ended March 31, 2011
One- to four-family	$(54.3)	$—	$(54.3)
Home equity	(134.1)	6.8	(127.3)
Consumer and other	(17.5)	5.5	(12.0)

Total	$(205.9)	$12.3	$(193.6)

Loan losses are recognized when it is probable that a loss has been incurred. The charge-off policy for both one- to four-family and home equity loans is to assess the value of the property when the loan has been delinquent for 180 days or is in bankruptcy, regardless of whether or not the property is in foreclosure, and charge-off the amount of the loan balance in excess of the estimated current value of the underlying property less estimated costs to sell. TDRs are charged-off when certain characteristics of the loan, including CLTV, borrower’s credit and type of modification, cast substantial doubt on the borrower’s ability to repay the loan. Closed-end consumer loans are charged-off when the loan has been 120 days delinquent or when it is determined that collection is not probable.

Net charge-offs for the three months ended March 31, 2012 compared to 2011 increased by $122.5 million. During the first quarter of 2012 we completed an evaluation of certain programs and practices that were designed in accordance with guidance from our former regulator, the OTS. This evaluation was initiated in connection with our transition from the OTS to the OCC, our new primary banking regulator. As a result of our evaluation, loan modification policies and procedures were aligned with the guidance from the OCC. The review resulted in a significant increase in charge-offs during the three months ended March 31, 2012. The timing and magnitude of the charge-offs is affected by many factors and we anticipate variability from quarter to quarter while continuing to see a downward trend over the long term. The following graph illustrates the net charge-offs by quarter:

Nonperforming Assets

We classify loans as nonperforming when they are no longer accruing interest, which includes loans that are 90 days and greater past due and TDRs that are on nonaccrual status for all classes of loans. The following table shows the comparative data for nonperforming loans and assets (dollars in millions):

	March 31, 2012	December 31, 2011
One- to four-family	$829.6	$930.2
Home equity	190.6	281.4
Consumer and other	4.7	4.5

Total nonperforming loans	1,024.9	1,216.1
Real estate owned (“REO”) and other repossessed assets, net	69.1	87.6

Total nonperforming assets, net	$1,094.0	$1,303.7

Nonperforming loans receivable as a percentage of gross loans receivable	8.28%	9.24%
One- to four-family allowance for loan losses as a percentage of one- to four-family nonperforming loans	28.88%	33.78%
Home equity allowance for loan losses as a percentage of home equity nonperforming loans	152.68%	164.64%
Consumer and other allowance for loan losses as a percentage of consumer and other nonperforming loans	1034.04%	1000.46%
Total allowance for loan losses as a percentage of total nonperforming loans	56.51%	67.66%

During the three months ended March 31, 2012, nonperforming assets, net decreased $209.7 million to $1.1 billion when compared to December 31, 2011. This decrease was due to both improving credit trends and the additional charge-offs recorded as a result of the completion of the evaluation of certain programs and practices that were designed in accordance with guidance from our former regulator, the OTS. This evaluation was initiated in connection with our transition from the OTS to the OCC, our new primary banking regulator. As a result of our evaluation, loan modification policies and procedures were aligned with the guidance from the OCC. The review resulted in a significant increase in charge-offs during the three months ended March 31, 2012, which also decreased the loans receivable balance.

During the first quarter of 2012, interagency supervisory guidance related to practices associated with loans and lines of credit secured by junior liens on one- to four-family residential properties was issued. The guidance provided clarification on when junior liens with a delinquent first lien should be placed on nonaccrual status. The vast majority of our home equity loans were purchased in the secondary market; therefore, we hold both the first and second lien positions in less than 1% of the home equity loan portfolio. We do not directly service our loans and as a result, rely on third party vendors and servicers to provide information on our home equity portfolio, including data on the first lien positions related to our second lien home equity loans. We are working with third parties to clarify the credit bureau data currently available to us, which in its current form is data on a borrower’s reported delinquency for all debt obligations. Using this information, we estimate that less than 10% of our performing second lien home equity loans would be placed on nonaccrual status. We are working to enhance the reporting specific to first lien delinquencies associated with our second lien home equity borrowers and we expect to be able to implement this guidance in the second quarter of 2012. We do not anticipate this guidance to have a meaningful impact on our allowance for loan losses upon implementation, as we already factor this information into our risk segmentation process when determining the allowance for loan losses.

The following graph illustrates the nonperforming loans by quarter:

Delinquent Loans

We believe the distinction between loans delinquent 90 to 179 days and loans delinquent 180 days and greater is important as loans delinquent 180 days and greater have been written down to their expected recovery value, whereas loans delinquent 90 to 179 days have not (unless they are in process of bankruptcy or are TDRs that have substantial doubt as to the borrower’s ability to repay the loan). We believe loans delinquent 90 to 179 days is an important measure because these loans are expected to drive the vast majority of future charge-offs. Additional charge-offs on loans delinquent 180 days and greater are possible if home prices decline beyond current expectations, but we do not anticipate these charge-offs to be significant, particularly when compared to the expected charge-offs on loans delinquent 90 to 179 days. We expect the balances of one- to four-family loans delinquent 180 days and greater to decline over time; however, we expect the balances to remain at high levels in the near term due to the extensive amount of time it takes to foreclose on a property in the current real estate market.

The following table shows the comparative data for loans delinquent 90 to 179 days (dollars in millions):

	March 31, 2012	December 31, 2011
One- to four-family	$113.6	$136.2
Home equity	80.2	99.7
Consumer and other loans	4.4	4.1

Total loans delinquent 90-179 days(1)	$198.2	$240.0

Loans delinquent 90-179 days as a percentage of gross loans receivable	1.60%	1.82%

(1)

The decrease in loans delinquent 90-179 days includes the impact of loan modification programs in which borrowers who were 90-179 days past due were made current. Loans modified as TDRs are accounted for as nonaccrual loans at the time of modification and return to accrual status after six consecutive payments are made in accordance with the modified terms.

One- to four-family loans delinquent 90-179 days declined $22.6 million to $113.6 million and home equity loans delinquent 90-179 days declined $19.5 million to $80.2 million due to both improving credit trends and the additional charge-offs recorded as a result of the completion of the evaluation of certain programs and practices, as previously discussed. The review resulted in a significant increase in charge-offs during the three months ended March 31, 2012, which also decreased the loans receivable balance.

The following graph shows the loans delinquent 90 to 179 days for each of our major loan categories:

In addition to nonperforming assets, we monitor loans in which a borrower’s past credit history casts doubt on their ability to repay a loan. We classify loans as special mention when they are between 30 and 89 days past due. The following table shows the comparative data for special mention loans (dollars in millions):

	March 31, 2012	December 31, 2011
One- to four-family	$252.3	$294.8
Home equity	105.4	154.6
Consumer and other loans	17.3	17.7

Total special mention loans(1)	$375.0	$467.1

Special mention loans receivable as a percentage of gross loans receivable	3.03%	3.55%

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

During the three months ended March 31, 2012, special mention loans decreased by $92.1 million to $375.0 million and are down 63% from their peak of $1.0 billion as of December 31, 2008. This decrease was largely due to both improving credit trends and the additional charge-offs recorded as a result of the completion of the evaluation of certain programs and practices, as previously discussed. The review resulted in a significant increase in charge-offs during the three months ended March 31, 2012, which also decreased the loans receivable balance. While the level of special mention loans can fluctuate significantly in any given period, we believe the continued decrease is an encouraging sign regarding the future credit performance of the mortgage loan portfolio.

The following graph illustrates the special mention loans by quarter:

Securities

We focus primarily on security type and credit rating to monitor credit risk in our securities portfolios. We believe our highest concentration of credit risk within this portfolio is the non-agency CMO portfolio. The table below details the amortized cost of non-agency debt securities and FHLB stock by average credit ratings and type of asset as of March 31, 2012 and December 31, 2011 (dollars in millions):

March 31, 2012	AAA	AA	A	BBB	Below Investment Grade and Non-Rated	Total
Non-agency CMOs	$5.1	$9.7	$7.9	$13.5	$368.9	$405.1
Municipal bonds, corporate bonds and FHLB stock	150.6	20.0	2.5	15.0	19.9	208.0

Total	$155.7	$29.7	$10.4	$28.5	$388.8	$613.1

December 31, 2011	AAA	AA	A	BBB	Below Investment Grade and Non-Rated	Total
Non-agency CMOs	$5.6	$9.9	$8.0	$16.1	$383.0	$422.6
Municipal bonds, corporate bonds and FHLB stock	150.8	20.0	8.0	9.5	19.9	208.2

Total	$156.4	$29.9	$16.0	$25.6	$402.9	$630.8

We also held $24.6 billion and $21.1 billion of agency mortgage-backed securities and CMOs, agency debentures and other agency debt securities at March 31, 2012 and December 31, 2011, respectively. We consider securities backed by the U.S. government or its agencies to have low credit risk as the long-term debt rating of the U.S. government is AA+ by S&P and AAA by Moody’s and Fitch.

Certain non-agency CMOs were other-than-temporarily impaired as a result of the deterioration in the expected credit performance of the underlying loans in those specific securities. As of March 31, 2012, we held approximately $313.9 million in amortized cost of non-agency CMOs that had been other-than-temporarily impaired. We recorded $3.5 million and $6.1 million of net impairment for the three months ended March 31, 2012 and 2011, respectively, related to other-than-temporarily impaired non-agency CMOs. Further declines in the performance of our non-agency CMO portfolio could result in additional impairments in future periods.

SUMMARY OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in conformity with GAAP. Note 1–Organization, Basis of Presentation and Summary of Significant Accounting Policies of Item 8. Financial Statements and Supplementary Data in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as updated in this report, contains a summary of our significant accounting policies, many of which require the use of estimates and assumptions. We believe that of our significant accounting policies, the following are noteworthy because they are based on estimates and assumptions that require complex and subjective judgments by management: allowance for loan losses; estimates of effective tax rates, deferred taxes and valuation allowances; classification and valuation of certain investments; accounting for derivative instruments; fair value measurements; and valuation of goodwill and other intangibles. Changes in these estimates or assumptions could materially impact our financial condition and results of operations. The accounting policy for allowance for loan losses has been updated for the period ended March 31, 2012 to reflect the change in the qualitative component of the general allowance for loan losses.

Allowance for Loan Losses

Description

The allowance for loan losses is management’s estimate of probable losses inherent in the loan portfolio as of the balance sheet date. In determining the adequacy of the allowance, we perform periodic evaluations of the loan portfolio and loss forecasting assumptions. As of March 31, 2012, the allowance for loan losses was $579.2 million on $12.3 billion of total loans receivable designated as held-for-investment.

Judgments

Determining the adequacy of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain. Subsequent evaluations of the loan portfolio, in light of the factors then prevailing, may result in significant changes in the allowance for loan losses in future periods. We evaluate the adequacy of the allowance for loan losses by loan portfolio segment: one- to four-family, home equity and consumer and other. The estimate of the allowance for loan losses is based on a variety of quantitative and qualitative factors, including the composition and quality of the portfolio; delinquency levels and trends; current and historical charge-off and loss experience; our historical loss mitigation experience; the condition of the real estate market and geographic concentrations within the loan portfolio; the interest rate climate; the overall availability of housing credit; and general economic conditions. The allowance for loan losses is typically equal to management’s forecast of loan losses in the twelve months following the balance sheet date as well as the forecasted losses, including economic concessions to borrowers, over the estimated remaining life of loans modified as TDRs.

For loans that are not TDRs, we established a general allowance. The one- to four-family and home equity loan portfolios are separated into risk segments based on key risk factors, which include but are not limited to loan type, loan acquisition channel, delinquency history, documentation type, LTV/CLTV ratio and borrowers’ credit scores. For home equity loans in the second lien position, the original balance of the first lien loan at origination date and updated valuations on the property underlying the loan are used to calculate CLTV. Both current CLTV and FICO scores are among the factors utilized to categorize the risk associated with mortgage loans and assign a probability assumption of future default. We utilize historical mortgage loan performance data to calibrate the forecast of future delinquency and default for these risk segments. The consumer and other loan portfolio is separated into risk segments by product and delinquency status. We utilize historical performance data and historical recovery rates on collateral liquidation to forecast future delinquency and loss at the product level. The one- to four-family and home equity loan portfolios represented 51% and 41%, respectively, of total loans receivable as of March 31, 2012. The consumer and other loan portfolio represented 8% of total loans receivable as of March 31, 2012.

The general allowance for loan losses also included a qualitative component to account for a variety of economic and operational factors that are not directly considered in the quantitative loss model but are factors we believe may impact the level of credit losses. Examples of these economic and operational factors are changes in the level of unemployment and the impact of historical loan modification activity, which impacts the historical performance data used to forecast future delinquency and default in the general allowance for loan losses. In connection with the transition from the OTS to the OCC, during the fourth quarter of 2011, we suspended certain home equity loan modification programs that required changes to be aligned with the guidance from the OCC, our new primary banking regulator. These suspended programs were discontinued in the first quarter of 2012 which we expect to result in a decrease in the volume of TDRs in 2012. A portion of the qualitative component captures estimated losses associated with the impact of the historical loan modification activity assumed in the quantitative general allowance for loan losses. As a result, we do not anticipate a material impact to provision for loan losses in future periods.

The qualitative component for the consumer and other loan portfolio was 15% of the general allowance at March 31, 2012 and December 31, 2011. The qualitative component for the one- to four-family and home equity loan portfolios decreased from 35% of the general allowance for loan losses at December 31, 2011 to 15% at March 31, 2012. The total qualitative component was $48 million as of March 31, 2012. The decrease in the qualitative reserve from December 31, 2011 to March 31, 2012 reflects the completion of our evaluation of certain programs and practices that were designed in accordance with guidance from our former regulator, the OTS. This evaluation was initiated in connection with the transition from the OTS to the OCC. As a result of the evaluation, loan modification policies and procedures were aligned with the guidance from the OCC. The qualitative component was increased to 35% during the fourth quarter of 2011 to reflect additional estimated losses due to this evaluation. The review resulted in a significant increase in charge-offs during the three months ended March 31, 2012 and a corresponding decrease in the qualitative component.

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

As we progress in our transition to the OCC and Federal Reserve, a key focus is to align all of our policies and procedures with the guidance of our new regulators. While our regulators are in the process of completing their initial review of our business and practices, the process itself is dynamic and ongoing and we cannot be certain that additional changes or actions will not result from their continuing review.

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

DIF—Deposit Insurance Fund.

Economic Value of Equity (“EVE”)—The present value of expected cash inflows from existing assets, minus the present value of expected cash outflows from existing liabilities, plus the expected cash inflows and outflows from existing derivatives and forward commitments. This calculation is performed for E*TRADE Bank.

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

FDIC—Federal Deposit Insurance Corporation.

FHLB—Federal Home Loan Bank.

FICO—Fair Isaac Credit Organization.

FINRA—Financial Industry Regulatory Authority.

Fixed Charge Coverage Ratio—Net income before taxes, depreciation and amortization and corporate interest expense divided by corporate interest expense. This ratio indicates the Company’s ability to satisfy fixed financing expenses.

Forex—A type of trade that involves buying one currency while simultaneously selling another. Currencies are traded in pairs consisting of a “base currency” and a “quote currency.”

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

NOLs—Net operating losses.

Nonperforming assets—Assets that do not earn income, including those originally acquired to earn income (nonperforming loans) and those not intended to earn income (REO). Loans are classified as nonperforming when they are no longer accruing interest, which includes loans that are 90 days and greater past due and TDRs that are on nonaccrual status for all classes of loans.

Notional amount—The specified dollar amount underlying a derivative on which the calculated payments are based.

NYSE—New York Stock Exchange.

OCC—Office of the Comptroller of the Currency.

Operating margin—Income before other income (expense), income tax expense and discontinued operations, if applicable.

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

The following discussion about market risk disclosure includes forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of certain factors, including, but not limited to, those set forth in Item 1A. Risk Factors in the Annual Report on Form 10-K for the year ended December 31, 2011, and as updated in this report. Market risk is exposure to changes in interest rates, foreign exchange rates and equity and commodity prices. Exposure to interest rate risk is related primarily to interest-earning assets and interest-bearing liabilities.

Interest Rate Risk

The management of interest rate risk is essential to profitability. Interest rate risk is exposure to changes in interest rates. In general, we manage interest rate risk by balancing variable-rate and fixed-rate assets and liabilities and we utilize derivatives in a way that reduces overall exposure to changes in interest rates. In recent years, we have managed interest rate risk to the board-approved limits, as outlined in the scenario analysis below, and with limited exposure to earnings volatility resulting from interest rate fluctuations. Exposure to interest rate risk requires management to make complex assumptions regarding maturities, market interest rates and customer behavior. Changes in interest rates, including the following, could impact interest income and expense:

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

Exposure to market risk is dependent upon the distribution and composition of interest-earning assets, interest-bearing liabilities and derivatives. The differing risk characteristics of each product are managed to mitigate our exposure to interest rate fluctuations. At March 31, 2012, 90% of our total assets were enterprise interest-earning assets.

At March 31, 2012, approximately 66% of total assets were residential real estate loans and available-for-sale and held-to-maturity mortgage-backed securities. The values of these assets are sensitive to changes in interest rates, as well as expected prepayment levels. As interest rates increase, fixed rate residential mortgages and mortgage-backed securities tend to exhibit lower prepayments. The inverse is true in a falling rate environment.

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

Scenario Analysis

Scenario analysis is an advanced approach to estimating interest rate risk exposure. Under the Economic Value of Equity (“EVE”) approach, the present value of all existing assets, liabilities, derivatives and forward commitments are estimated and then combined to produce a EVE figure. The sensitivity of this value to changes in interest rates is then determined by applying alternative interest rate scenarios, which include, but are not limited to, instantaneous parallel shifts up 100, 200 and 300 basis points and down 100 basis points. The EVE method is used at the E*TRADE Bank level and not for the Company. E*TRADE Bank had 99% of enterprise interest-earning assets at both March 31, 2012 and December 31, 2011 and held 98% of enterprise interest-bearing liabilities at both March 31, 2012 and December 31, 2011. The sensitivity of EVE at March 31, 2012 and December 31, 2011 and the limits established by E*TRADE Bank’s Board of Directors are listed below (dollars in millions):

Parallel Change in Interest Rates (basis points)(1)	Change in EVE
	March 31, 2012		December 31, 2011
	Amount	Percentage	Amount	Percentage	Board Limit
+300	$(257.7)	(6.7)%	$(18.7)	(0.5)%	(25)%
+200	$(43.8)	(1.1)%	$120.2	3.4%	(15)%
+100	$82.3	2.1%	$153.6	4.4%	(10)%
-100	$(279.0)	(7.3)%	$(324.0)	(9.2)%	(10)%

(1)

On March 31, 2012 and December 31, 2011, the yield for the three-month treasury bill was 0.07% and 0.02%, respectively. As a result, the requirements of the EVE model were temporarily modified, resulting in the removal of the minus 200 and 300 basis points scenarios for the periods ended March 31, 2012 and December 31, 2011.

We actively manage interest rate risk positions. As interest rates change, we will re-adjust our strategy and mix of assets, liabilities and derivatives to optimize our position. For example, a 100 basis points increase in rates may not result in a change in value as indicated above. The ALCO monitors E*TRADE Bank’s interest rate risk position.

PART I–FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Revenue:
Operating interest income	$362,261	$387,466
Operating interest expense	(77,409)	(77,764)

Net operating interest income	284,852	309,702

Commissions	107,431	124,433
Fees and service charges	31,998	37,245
Principal transactions	24,146	29,576
Gains on loans and securities, net	34,906	32,334
Other-than-temporary impairment (“OTTI”)	(12,634)	(4,874)
Less: noncredit portion of OTTI recognized into (out of) other comprehensive income (before tax)	9,102	(1,188)

Net impairment	(3,532)	(6,062)
Other revenues	9,596	9,467

Total non-interest income	204,545	226,993

Total net revenue	489,397	536,695

Provision for loan losses	71,947	116,058
Operating expense:
Compensation and benefits	92,278	84,003
Clearing and servicing	34,555	39,155
Advertising and market development	47,588	44,365
FDIC insurance premiums	28,362	20,567
Professional services	20,335	23,468
Occupancy and equipment	17,854	16,814
Communications	19,120	15,555
Depreciation and amortization	22,239	22,047
Amortization of other intangibles	6,296	6,538
Facility restructuring and other exit activities	(424)	3,552
Other operating expenses	18,036	21,950

Total operating expense	306,239	298,014

Income before other income (expense) and income tax expense	111,211	122,623
Other income (expense):
Corporate interest income	14	616
Corporate interest expense	(45,125)	(43,277)
Losses on sales of investments, net	(1)	—
Equity in loss of investments and venture funds	(105)	(998)

Total other income (expense)	(45,217)	(43,659)

Income before income tax expense	65,994	78,964
Income tax expense	3,403	33,731

Net income	$62,591	$45,233

Basic earnings per share	$0.22	$0.20
Diluted earnings per share	$0.22	$0.16
Shares used in computation of per share data:
Basic	285,478	230,301
Diluted	290,017	289,677

See accompanying notes to consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Net income	$62,591	$45,233
Other comprehensive income
Available-for-sale securities:
OTTI, net(1)	7,889	2,988
Noncredit portion of OTTI reclassification (into) out of other comprehensive income, net(2)	(5,684)	728
Unrealized gains, net(3)	36,175	12,887
Reclassification into earnings, net(4)	(21,816)	(21,959)

Net change from available-for-sale securities	16,564	(5,356)

Cash flow hedging instruments:
Unrealized gains, net(5)	8,396	6,801
Reclassification into earnings, net(6)	19,327	16,263

Net change from cash flow hedging instruments	27,723	23,064

Foreign currency translation gains, net	725	2,035

Other comprehensive income	45,012	19,743

Comprehensive income	$107,603	$64,976

(1)	Amounts are net of benefit from income taxes of $4.7 million and $1.9 million for the three months ended March 31, 2012 and 2011, respectively.
(2)	Amounts are net of benefit from income taxes of $3.4 million and $0.5 million for the three months ended March 31, 2012 and 2011, respectively.
(3)	Amounts are net of provision for income taxes of $21.8 million and $8.1 million for the three months ended March 31, 2012 and 2011, respectively.
(4)	Amounts are net of provision for income taxes of $13.1 million and $13.9 million for the three months ended March 31, 2012 and 2011, respectively.
(5)	Amounts are net of a provision for income taxes of $5.2 million and $4.0 million for the three months ended March 31, 2012 and 2011, respectively.
(6)	Amounts are net of benefit from income taxes of $11.9 million and $9.6 million for the three months ended March 31, 2012 and 2011, respectively.

See accompanying notes to the consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(In thousands, except share data)

(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Cash and equivalents	$2,018,438	$2,099,839
Cash required to be segregated under federal or other regulations	1,411,678	1,275,587
Trading securities	58,830	54,372
Available-for-sale securities (includes securities pledged to creditors with the right to sell or repledge of $3,649,181 at March 31, 2012 and $3,916,927 at December 31, 2011)	17,496,733	15,651,493
Held-to-maturity securities (fair value of $7,859,298 at March 31, 2012 and $6,282,989 at December 31, 2011; includes securities pledged to creditors with the right to sell or repledge of $2,316,389 at March 31, 2012 and $2,092,570 at December 31, 2011)	7,640,118	6,079,512
Margin receivables	5,285,791	4,826,256
Loans receivable, net (net of allowance for loan losses of $579,175 at March 31, 2012 and $822,816 at December 31, 2011)	11,796,468	12,332,807
Investment in FHLB stock	140,330	140,183
Property and equipment, net	298,425	299,693
Goodwill	1,934,232	1,934,232
Other intangibles, net	279,509	285,805
Other assets	2,931,192	2,960,673

Total assets	$51,291,744	$47,940,452

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$29,581,388	$26,459,985
Securities sold under agreements to repurchase	5,022,253	5,015,499
Customer payables	5,706,213	5,590,858
FHLB advances and other borrowings	2,732,900	2,736,935
Corporate debt	1,497,376	1,493,552
Other liabilities	1,715,713	1,715,673

Total liabilities	46,255,843	43,012,502

Commitments and contingencies (see Note 12)
Shareholders’ equity:
Common stock, $0.01 par value, shares authorized: 400,000,000 at March 31, 2012 and December 31, 2011; shares issued and outstanding: 285,676,131 at March 31, 2012 and 285,368,075 at December 31, 2011	2,857	2,854
Additional paid-in-capital (“APIC”)	7,307,207	7,306,862
Accumulated deficit	(1,932,546)	(1,995,137)
Accumulated other comprehensive loss	(341,617)	(386,629)

Total shareholders’ equity	5,035,901	4,927,950

Total liabilities and shareholders’ equity	$51,291,744	$47,940,452

See accompanying notes to the consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2011	285,368	$2,854	$7,306,862	$(1,995,137)	$(386,629)	$4,927,950
Net income	—	—	—	62,591	—	62,591
Other comprehensive income	—	—	—	—	45,012	45,012
Exercise of stock options and related tax effects	2	—	(3,078)	—	—	(3,078)
Issuance of restricted stock, net of forfeitures and retirements to pay taxes	306	3	(1,457)	—	—	(1,454)
Share-based compensation	—	—	4,873	—	—	4,873
Other	—	—	7	—	—	7

Balance, March 31, 2012	285,676	$2,857	$7,307,207	$(1,932,546)	$(341,617)	$5,035,901

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2010	220,841	$2,208	$6,640,715	$(2,151,838)	$(438,640)	$4,052,445
Net income	—	—	—	45,233	—	45,233
Other comprehensive income	—	—	—	—	19,743	19,743
Conversion of convertible debentures	26,967	270	278,594	—	—	278,864
Exercise of stock options and related tax effects	19	—	1,626	—	—	1,626
Issuance of restricted stock, net of forfeitures and retirements to pay taxes	416	4	(4,223)	—	—	(4,219)
Share-based compensation	—	—	4,120	—	—	4,120
Other	—	—	(20)	—	—	(20)

Balance, March 31, 2011	248,243	$2,482	$6,920,812	$(2,106,605)	$(418,897)	$4,397,792

See accompanying notes to the consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$62,591	$45,233
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses	71,947	116,058
Depreciation and amortization (including discount amortization and accretion)	92,738	82,277
Net impairment, gains on loans and securities, net and losses on sales of investments, net	(31,373)	(26,272)
Equity in loss of investments and venture funds	105	998
Share-based compensation	4,873	4,120
Deferred taxes	(66,569)	36,753
Other	1,188	7,757
Net effect of changes in assets and liabilities:
(Increase) decrease in cash required to be segregated under federal or other regulations	(136,091)	289,843
Increase in margin receivables	(459,535)	(587,127)
Increase in customer payables	115,355	333,454
Proceeds from sales of loans held-for-sale	93,071	28,515
Originations of loans held-for-sale	(95,348)	(27,829)
Net increase in trading securities	(4,372)	(21,712)
Decrease in other assets	126,049	42,216
Increase in other liabilities	36,269	34,727

Net cash (used in) provided by operating activities	(189,102)	359,011

Cash flows from investing activities:
Purchases of available-for-sale securities	(3,928,003)	(3,285,876)
Proceeds from sales, maturities of and principal payments on available-for-sale securities	2,076,018	1,937,759
Purchases of held-to-maturity securities	(1,729,615)	(967,334)
Proceeds from maturities of and principal payments on held-to-maturity securities	162,227	47,006
Net decrease in loans receivable	445,434	627,940
Capital expenditures for property and equipment	(22,887)	(19,757)
Proceeds from sale of REO and repossessed assets	29,820	44,813
Net cash flow from derivatives hedging assets	(38,784)	6,115
Other	(2,147)	12,968

Net cash used in investing activities	$(3,007,937)	$(1,596,366)

See accompanying notes to the consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS-(Continued)

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from financing activities:
Net increase in deposits	$3,121,381	$731,212
Net increase (decrease) in securities sold under agreements to repurchase	6,754	(21,762)
Advances from FHLB	820,000	500,000
Payments on advances from FHLB	(820,000)	(500,000)
Net cash flow from derivatives hedging liabilities	(9,210)	16,102
Other	(3,287)	1,785

Net cash provided by financing activities	3,115,638	727,337

Decrease in cash and equivalents	(81,401)	(510,018)
Cash and equivalents, beginning of period	2,099,839	2,374,346

Cash and equivalents, end of period	$2,018,438	$1,864,328

Supplemental disclosures:
Cash paid for interest	$61,888	$69,908
Cash paid (refund received) for income taxes	$3,608	$(64)
Non-cash investing and financing activities:
Conversion of convertible debentures to common stock	$—	$278,864
Transfers from loans to other real estate owned and repossessed assets	$24,915	$51,364

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

These consolidated financial statements reflect all adjustments, which are all normal and recurring in nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. During the three months ended March 31, 2012, the Company recorded an income tax benefit of $26.3 million related to certain losses on the 2009 Debt Exchange that were previously considered non-deductible. Through additional research completed during the three months ended March 31, 2012, the Company identified that a portion of those losses were incorrectly treated as non-deductible in 2009 and are deductible for tax purposes. As a result of this finding, the Company recorded an income tax benefit and a corresponding increase to deferred tax assets during the three months ended March 31, 2012.

Related Parties—As of March 31, 2012, Citadel was one of the Company’s largest shareholders, and based upon the Company’s review of publicly available information, the Company believes Citadel owned approximately 9.6% of its outstanding common stock and none of its outstanding debt. In addition, Kenneth Griffin, President and CEO of Citadel, joined the Board of Directors on June 8, 2009 pursuant to a director nomination right granted to Citadel in 2007. During the periods presented, the Company routed a portion of its customer equity orders in exchange-listed options and Regulation NMS Securities to an affiliate of Citadel for order handling and execution at current market rates. Payments for these customer equity orders represented approximately 1% of the Company’s total net revenue for both the three months ended March 31, 2012 and 2011. Joseph M. Velli, Chairman and CEO of ConvergEx Group, joined the Board of Directors in January 2010. During the periods presented, the Company used ConvergEx Group for clearing and transfer agent services. Payments for these services represented less than 1% of the Company’s total operating expenses for both the three months ended March 31, 2012 and 2011.

Use of Estimates—The consolidated financial statements were prepared in accordance with GAAP, which requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes for the periods presented. Actual results could differ from management’s estimates. Certain significant accounting policies are noteworthy because they are based on estimates and assumptions that require complex and subjective judgments by management. Changes in these estimates or assumptions could materially impact the Company’s financial condition and results of operations. Material estimates in which management believes changes could reasonably occur include: allowance for loan losses; estimates of effective tax rates, deferred taxes and valuation allowances; classification and valuation of certain investments; accounting for derivative instruments; fair value measurements; and valuation of goodwill and other intangibles.

Financial Statement Descriptions and Related Accounting Policies—Financial statement descriptions and related accounting policies are more fully described in Item 8. Financial Statements and Supplementary Data in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Margin Receivables—The fair value of securities that the Company received as collateral in connection with margin receivables and securities borrowing activities, where the Company is permitted to sell or re-pledge the securities, was approximately $7.4 billion and $6.8 billion as of March 31, 2012 and December 31, 2011, respectively. Of this amount, $1.4 billion and $1.3 billion had been pledged or sold in connection with securities loans, bank borrowings and deposits with clearing organizations as of March 31, 2012 and December 31, 2011, respectively.

Nonperforming Loans—The Company classifies loans as nonperforming when they are no longer accruing interest, which includes loans that are 90 days and greater past due and TDRs that are on nonaccrual status for all classes of loans. Interest previously accrued, but not collected, is reversed against current income when a loan is placed on nonaccrual status. Interest payments received on nonperforming loans are recognized on a cash basis in operating interest income until it is doubtful that full payment will be collected, at which point payments are applied to principal. The recognition of deferred fees or costs on originated loans and premiums or discounts on purchased loans in operating interest income is discontinued for nonperforming loans. Nonperforming loans, excluding loans that were modified as a TDR, return to accrual status when the loan becomes less than 90 days past due.

Loan losses are recognized when it is probable that a loss has been incurred. The Company’s charge-off policy for both one- to four-family and home equity loans is to assess the value of the property when the loan has been delinquent for 180 days or it is in bankruptcy, regardless of whether or not the property is in foreclosure, and charge-off the amount of the loan balance in excess of the estimated current value of the underlying property less estimated costs to sell. TDRs are charged-off when certain characteristics of the loan, including CLTV, borrower’s credit and type of modification, cast substantial doubt on the borrower’s ability to repay the loan. Closed-end consumer loans are charged-off when the loan has been delinquent for 120 days or when it is determined that collection is not probable.

During the first quarter of 2012, interagency supervisory guidance related to practices associated with loans and lines of credit secured by junior liens on one- to four-family residential properties was issued. The guidance provided clarification on when junior liens with a delinquent first lien should be placed on nonaccrual status. The vast majority of the Company’s home equity loans were purchased in the secondary market; therefore, the Company holds both the first and second lien positions in less than 1% of the home equity loan portfolio. The Company does not directly service its loans and as a result, relies on third party vendors and servicers to provide information on the home equity portfolio, including data on the first lien positions related to second lien home equity loans. The Company is working with third parties to clarify the credit bureau data currently available to the Company, which in its current form is data on a borrower’s reported delinquency for all debt obligations. Using this information, the Company estimates that less than 10% of its performing second lien home equity loans would be placed on nonaccrual status. The Company is working to enhance the reporting specific to first lien delinquencies associated with second lien home equity borrowers and expects to be able to implement this guidance in the second quarter of 2012.

Allowance for Loan Losses—The allowance for loan losses is management’s estimate of probable losses inherent in the loan portfolio as of the balance sheet date. The Company’s segments are one- to four-family, home equity and consumer and other. For loans that are not TDRs, the Company established a general allowance. The estimate of the allowance for loan losses is based on a variety of quantitative and qualitative factors, including the composition and quality of the portfolio; delinquency levels and trends; current and historical charge-off and loss experience; the Company’s historical loss mitigation experience; the condition of the real estate market and geographic concentrations within the loan portfolio; the interest rate climate; the overall availability of housing credit; and general economic conditions. The one- to four-family and home equity loan portfolios are separated into risk segments based on key risk factors, which include but are not limited to loan type, loan acquisition channel, delinquency history, documentation type, LTV/CLTV ratio and borrowers’ credit scores. For home equity loans in the second lien position, the original balance of the first lien loan at origination date and updated valuations on the property underlying the loan are used to calculate CLTV. Both current CLTV and FICO scores are among the factors utilized to categorize the risk associated with loans and assign a probability assumption of future default. Based upon the segmentation, the Company utilizes historical performance data to forecast future delinquency and default for these risk segments. The Company’s consumer and other loan portfolio is separated into risk segments by product and delinquency status. The Company utilizes historical performance data and historical recovery rates on collateral liquidation to forecast future delinquency and loss at the product level. The general allowance for loan losses is typically equal to management’s forecast of loan losses in the twelve months following the balance sheet date. Management believes this level is representative of probable losses inherent in the loan portfolio at the balance sheet date.

The general allowance for loan losses also included a qualitative component to account for a variety of economic and operational factors that are not directly considered in the quantitative loss model but are factors the Company believes may impact the level of credit losses. Examples of these economic and operational factors are changes in the level of unemployment and the impact of historical loan modification activity, which impacts the historical performance data used to forecast future delinquency and default in the general allowance for loan losses. In connection with the transition from the OTS to the OCC, during the fourth quarter of 2011, the Company suspended certain home equity loan modification programs that required changes to be aligned with the guidance from the OCC, the Company’s new primary banking regulator. These suspended programs were discontinued in the first quarter of 2012 which the Company expects to result in a decrease in the volume of TDRs in 2012. A portion of the qualitative component captures estimated losses associated with the impact of the historical loan modification activity assumed in the quantitative general allowance for loan losses.

The qualitative component for the consumer and other loan portfolio was 15% of the general allowance at March 31, 2012 and December 31, 2011. The qualitative component for the one- to four-family and home equity loan portfolios decreased from 35% of the general allowance for loan losses at December 31, 2011 to 15% at March 31, 2012. The total qualitative component was $48 million as of March 31, 2012. The decrease in the qualitative reserve from December 31, 2011 to March 31, 2012 reflects the completion of the Company’s evaluation of certain programs and practices that were designed in accordance with guidance from the Company’s former regulator, the OTS. This evaluation was initiated in connection with the transition from the OTS to the OCC. As a result of the evaluation, loan modification policies and procedures were aligned with the guidance from the OCC. The qualitative component was increased to 35% during the fourth quarter of 2011 to reflect additional estimated losses due to this evaluation. The review resulted in a significant increase in charge-offs during the three months ended March 31, 2012 and a corresponding decrease in the qualitative component.

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

Income Taxes—The Internal Revenue Service sent an examination notification to the Company related to its 2010 federal tax return. While the Company cannot predict the outcome of the examination, it believes that adequate provision has been made for any of the Company’s uncertain tax positions. Uncertain tax positions are only recognized to the extent they satisfy the accounting for uncertain tax positions criteria included in the income taxes accounting guidance, which states that in order to recognize an uncertain tax position it must be more likely than not that it will be sustained upon examination. For uncertain tax positions, tax benefit is recognized for cases in which it is more than fifty percent likely of being sustained on ultimate settlement.

New Accounting and Disclosure Guidance—Below is the new accounting and disclosure guidance that relates to activities in which the Company is engaged.

Reconsideration of Effective Control for Repurchase Agreements

In April 2011, the FASB amended the accounting guidance for repurchase agreements. The amendments change the effective control assessment by removing the criterion that required the transferor to have the ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee, and the collateral maintenance guidance related to that criterion. The amended accounting guidance became effective January 1, 2012 for the Company, and was applied prospectively to transactions or modifications of existing transactions that occurred on or after January 1, 2012. The adoption of the amended accounting guidance did not have a material impact on the Company’s financial condition, results of operations, or cash flows.

Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs

In May 2011, the FASB amended the accounting and disclosure guidance related to fair value measurements. The amended guidance will result in common fair value measurement and disclosure requirements in GAAP and IFRSs. The amended guidance changes the wording used to describe certain requirements in GAAP for measuring fair value and for disclosing information about fair value measurement. The amended accounting guidance became effective January 1, 2012 for the Company, and was applied prospectively. The adoption of the amended guidance did not have a material impact on the Company’s financial condition, results of operations, or cash flows and the Company’s disclosures reflect the adoption of the amended disclosure guidance in Note 3—Fair Value Disclosures.

Presentation of Comprehensive Income

In June 2011, the FASB amended the presentation guidance for comprehensive income. Among other presentation changes, the amended guidance provides the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amended presentation guidance was effective January 1, 2012 for the Company. The Company’s presentation of the total of comprehensive income, the components of net income and the components of other comprehensive income in two separate but consecutive statements reflects the adoption of the amended presentation guidance.

Testing Goodwill for Impairment

In September 2011, the FASB amended the guidance on testing goodwill for impairment. The amended guidance provides an option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is impaired as a basis for determining if further testing of goodwill for impairment is necessary. The amended guidance was effective January 1, 2012 for the Company. The adoption of the amended accounting guidance did not have a material impact on the Company’s financial condition, results of operations, or cash flows.

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

NOTE 2—OPERATING INTEREST INCOME AND OPERATING INTEREST EXPENSE

The following table shows the components of operating interest income and operating interest expense (dollars in thousands):

	Three Months Ended March 31,
	2012	2011
Operating interest income:
Loans	$139,501	$186,345
Available-for-sale securities	105,661	110,881
Held-to-maturity securities	53,406	20,750
Margin receivables	47,990	56,293
Securities borrowed and other	15,703	13,197

Total operating interest income	362,261	387,466

Operating interest expense:
Securities sold under agreements to repurchase	(40,764)	(37,993)
FHLB advances and other borrowings	(25,422)	(25,264)
Deposits	(8,342)	(12,274)
Customer payables and other	(2,881)	(2,233)

Total operating interest expense	(77,409)	(77,764)

Net operating interest income	$284,852	$309,702

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

Recurring Fair Value Measurement Techniques

Agency Debentures

The fair value measurements of agency debentures were classified as Level 2 of the fair value hierarchy as they were based on quoted market prices observable in the marketplace.

Residential Mortgage-backed Securities

The Company’s residential mortgage-backed securities portfolio was comprised of agency mortgage-backed securities and CMOs, which represented the majority of the portfolio, and non-agency CMOs. Agency mortgage-backed securities and CMOs are guaranteed by U.S. government sponsored and federal agencies. The majority of the Company’s non-agency CMOs were backed by first lien mortgages and were below investment grade or non-rated as of March 31, 2012. The weighted average coupon rates for the residential mortgage-backed securities as of March 31, 2012 are shown in the following table:

Weighted Average Coupon Rate
Agency mortgage-backed securities	3.45%
Agency CMOs	3.26%
Non-agency CMOs	3.86%

The fair value of agency mortgage-backed securities was determined using a market approach with quoted market prices, recent market transactions and spread data for similar instruments. The fair value of agency CMOs was determined using market and income approaches with the Company’s own trading activities for identical or similar instruments. Agency mortgage-backed securities and CMOs were categorized in Level 2 of the fair value hierarchy.

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

The Company considers the price transparency for non-agency CMOs to be a key determinant of the degree of judgment involved in determining the fair value. As of March 31, 2012, the majority of the Company’s non-agency CMOs were categorized in Level 2 of the fair value hierarchy. The following table presents additional information about the underlying loans and significant inputs used in discounted cash flow methodologies for the valuation of non-agency CMOs that were categorized in Level 3 of the fair value hierarchy as of March 31, 2012:

	Weighted Average	Range
Underlying loans:
Coupon rate	4.54%	2.74% - 6.83%
Maturity (years)	23	20 - 25
Significant inputs:
Yield	5%	3% - 10%
Default rate(1)	13%	1% - 39%
Loss severity	48%	14% - 90%
Prepayment rate	5%	0% - 31%

(1)	The default rate reflects the implied rate necessary to equate market price to the book yield given the market credit assumption.

Other Debt Securities

The fair value measurements of other agency debt securities were determined using market and income approaches along with the Company’s own trading activities for identical or similar instruments and were categorized in Level 2 of the fair value hierarchy. The Company’s municipal bonds are revenue bonds issued by state and other local government agencies. The valuation of corporate bonds is impacted by the credit worthiness of the corporate issuer. The majority of the Company’s municipal bonds and corporate bonds were rated investment grade as of March 31, 2012. These securities were valued using a market approach with pricing service valuations corroborated by recent market transactions for identical or similar bonds. Municipal bonds and corporate bonds were categorized in Level 2 of the fair value hierarchy.

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

Nonrecurring Fair Value Measurement Techniques

Loans Receivable and REO

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

Loans that have been delinquent for 180 days or in bankruptcy and are charged off based on the estimated current value of the underlying property less estimated selling costs remain classified as nonperforming loans until they complete the foreclosure process and become REO. These loans continue to be reported as nonperforming unless they subsequently meet the requirements for being reported as performing loans. TDRs that are charged off based on the estimated current value of the underlying property less estimated selling costs are classified as nonperforming loans at the time of modification and return to accrual status after six consecutive payments are made in accordance with the modified terms. Property valuations for these one- to four-family and home equity loans are based on the most recent “as is” property valuation data available, which may include appraisals, broker price opinions, prices for similar properties, automated valuation models or home price indices. Subsequent to the recording of an initial fair value measurement, these loans continue to be measured at fair value on a nonrecurring basis, utilizing the estimated value of the underlying property less estimated selling costs. These property valuations are updated on a monthly, quarterly or semi-annual basis depending on the type of valuation initially used. If the value of the underlying property has declined, an additional charge-off is recorded. If the value of the underlying property has increased, previously charged-off amounts are not reversed. If the valuation data obtained is significantly different from the valuation previously received, the Company orders additional property valuation data to corroborate or update the valuation.

Property valuations for real estate acquired through foreclosure are based on the lowest value of the most recent property valuation data available, which may include appraisals, listing prices or approved offer prices. Nonrecurring fair value measurements on one- to four-family and home equity loans and real estate owned were classified as Level 3 of the fair value hierarchy as the majority of the valuations included Level 3 inputs that were significant to the estimate of fair value.

Recurring and Nonrecurring Fair Value Measurements

Assets and liabilities measured at fair value are summarized below (dollars in thousands):

	Level 1	Level 2	Level 3	Fair Value
March 31, 2012:
Recurring fair value measurements:
Assets
Trading securities	$57,717	$1,113	$—	$58,830
Available-for-sale securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	—	15,745,271	—	15,745,271
Non-agency CMOs	—	240,727	82,269	322,996

Total residential mortgage-backed securities	—	15,985,998	82,269	16,068,267

Investment securities:
Agency debentures	—	609,987	—	609,987
Other agency debt securities	—	759,969	—	759,969
Municipal bonds	—	40,911	—	40,911
Corporate bonds	—	17,599	—	17,599

Total investment securities	—	1,428,466	—	1,428,466

Total available-for-sale securities	—	17,414,464	82,269	17,496,733

Other assets:
Derivative assets(1)	—	77,976	—	77,976

Total assets measured at fair value on a recurring basis(2)	$57,717	$17,493,553	$82,269	$17,633,539

Liabilities
Derivative liabilities(1)	$—	$263,719	$—	$263,719
Securities sold, not yet purchased	53,416	94	—	53,510

Total liabilities measured at fair value on a recurring basis(2)	$53,416	$263,813	$—	$317,229

Nonrecurring fair value measurements:(3)
Loans receivable:
One- to four-family	$—	$—	$586,842	$586,842
Home equity	—	—	87,740	87,740

Total loans receivable	—	—	674,582	674,582
REO	—	—	51,116	51,116

Total assets measured at fair value on a nonrecurring basis	$—	$—	$725,698	$725,698

(1)	All derivative assets and liabilities are interest rate contracts. Information related to derivative instruments is detailed in Note 6—Accounting for Derivative Instruments and Hedging Activities.
(2)	Assets and liabilities measured at fair value on a recurring basis represented 34% and less than 1% of the Company’s total assets and total liabilities, respectively.
(3)

Represents the fair value of assets prior to deducting estimated selling costs that were carried on the consolidated balance sheet as of March 31, 2012, and for which a fair value measurement was recorded during the period.

	Level 1	Level 2	Level 3	Fair Value
December 31, 2011:
Recurring fair value measurements:
Assets
Trading securities	$53,025	$1,347	$—	$54,372
Available-for-sale securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	—	13,965,712	—	13,965,712
Non-agency CMOs	—	244,447	97,106	341,553

Total residential mortgage-backed securities	—	14,210,159	97,106	14,307,265

Investment securities:
Agency debentures	—	731,280	—	731,280
Other agency debt securities	—	554,194	—	554,194
Municipal bonds	—	41,069	—	41,069
Corporate bonds	—	17,685	—	17,685

Total investment securities	—	1,344,228	—	1,344,228

Total available-for-sale securities	—	15,554,387	97,106	15,651,493

Other assets:
Derivative assets(1)	—	66,534	—	66,534

Total assets measured at fair value on a recurring basis(2)	$53,025	$15,622,268	$97,106	$15,772,399

Liabilities
Derivative liabilities(1)	$—	$358,203	$—	$358,203
Securities sold, not yet purchased	48,185	86	—	48,271

Total liabilities measured at fair value on a recurring basis(2)	$48,185	$358,289	$—	$406,474

Nonrecurring fair value measurements:(3)
Loans receivable:
One- to four-family	$—	$—	$823,338	$823,338
Home equity	—	—	61,163	61,163

Total loans receivable	—	—	884,501	884,501
REO	—	—	81,505	81,505

Total assets measured at fair value on a nonrecurring basis	$—	$—	$966,006	$966,006

(1)	All derivative assets and liabilities are interest rate contracts. Information related to derivative instruments is detailed in Note 6—Accounting for Derivative Instruments and Hedging Activities.
(2)	Assets and liabilities measured at fair value on a recurring basis represented 33% and less than 1% of the Company’s total assets and total liabilities, respectively.
(3)

Represents the fair value of assets prior to deducting estimated selling costs that were carried on the consolidated balance sheet as of December 31, 2011, and for which a fair value measurement was recorded during the period.

The following table presents the losses associated with the assets measured at fair value on a nonrecurring basis during the three months ended March 31, 2012 and 2011 (dollars in thousands):

	Three Months Ended March 31,
	2012	2011
One- to four-family	$100,347	$51,200
Home equity	151,825	30,911

Total losses on loans receivable measured at fair value	$252,172	$82,111

Losses on REO measured at fair value	$4,296	$9,145

Transfers Between Levels 1 and 2

For assets and liabilities measured at fair value on a recurring basis, the Company’s transfers between levels of the fair value hierarchy are deemed to have occurred at the beginning of the reporting period on a quarterly basis. The Company’s transfers of securities owned and securities sold, not yet purchased between Level 1 and 2 are generally driven by trading activities of those securities during the period. The Company had no material transfers between Level 1 and 2 during the three months ended March 31, 2012.

Level 3 Assets and Liabilities

Level 3 assets and liabilities include instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. While the Company’s fair value estimates of Level 3 instruments utilized observable inputs where available, the valuation included significant management judgment in determining the relevance and reliability of market information considered. As of March 31, 2012 and December 31, 2011, Level 3 assets and liabilities consisted of non-agency CMOs, certain loans receivable and REO.

The Company’s level 3 assets that were valued on a recurring basis as of March 31, 2012 and December 31, 2011 consisted of non-agency CMOs. The Company’s portfolio management group determines the fair value measurements for non-agency CMOs on a monthly basis with market observable data, and a pricing service is utilized to corroborate the market observability of significant inputs. The fair value measurements, valuation techniques and level classification methodology are reviewed and compared to prior periods on a quarterly basis by management from the finance, credit, enterprise risk management and compliance departments.

The significant inputs used in the fair value measurement of non-agency CMOs are yield, default rate, loss severity and prepayment rate. Significant changes in any of those inputs in isolation would result in a significant change in the fair value. Generally, an increase in the assumption used for the prepayment rate will result in an increase in yield. A change in the assumption used for default rate or loss severity may or may not result in a change in the fair value of the security. Other factors such as credit enhancement of the security and characteristics of the underlying loans also impact the fair value.

The Company’s transfers of certain non-agency CMOs in and out of Level 3 are generally driven by changes in price transparency for the securities. Financial instruments for which actively quoted prices or pricing parameters are available will have a higher degree of price transparency than financial instruments that are thinly traded or not quoted. As of March 31, 2012, less than 1% of the Company’s total assets and none of its total liabilities represented instruments measured at fair value on a recurring basis categorized as Level 3.

The Company’s level 3 assets that were valued on a nonrecurring basis as of March 31, 2012 and December 31, 2011 consisted of one- to four-family and home equity loans that have been charged off based on the estimated current value of the underlying property less estimated selling costs. These loans are valued and reported to the Credit Risk Committee by the Company’s credit risk management group. The credit risk management group determines the fair value measurement and valuation policies and procedures, which are designed to be in compliance with guidance from the Company’s regulators. The fair value measurements and valuation techniques are reviewed and compared to prior periods on a quarterly basis by the Credit Risk Committee, which includes management from the finance, credit, enterprise risk management and compliance departments.

The following tables present additional information about Level 3 assets and liabilities measured at fair value on a recurring basis (dollars in thousands):

Available-for-sale Securities
Non-agency CMOs
Opening balance, January 1, 2012	$97,106
Losses recognized in earnings(1)	(2,753)
Gains recognized in other comprehensive income(2)	31
Settlements	(4,182)
Transfers in to Level 3(3)(4)	53,639
Transfers out of Level 3(3)(5)	(61,572)

Closing balance, March 31, 2012	$82,269

(1)	Losses recognized in earnings were related to instruments held at March 31, 2012 and are reported in the net impairment line item.
(2)	Gains recognized in other comprehensive income are reported in the net change from available-for-sale securities line item.
(3)	The Company’s transfers in and out of Level 3 are as of the beginning of the reporting period on a quarterly basis.
(4)	Non-agency CMOs transferred in to Level 3 due to a lack of observable market data, resulting from a decrease in market activity for the securities.
(5)	Non-agency CMOs transferred out of Level 3 because observable market data became available for those securities

		Available-for-sale Securities
	Trading Securities	Non-agency CMOs
Opening Balance, January 1, 2011	$630	$195,220
Losses recognized in earnings(1)	(77)	(5,767)
Gains recognized in other comprehensive income(2)	—	11,663
Settlements	—	(8,265)
Transfer in to Level 3(3)(4)	—	63,687
Transfer out of Level 3(3)(5)	—	(1,472)

Closing balance, March 31, 2011	$553	$255,066

(1)	The majority of losses recognized in earnings were related to instruments held at March 31, 2011 and are reported in the net impairment line item.
(2)	Gains recognized in other comprehensive income are reported in the net change from available-for-sale securities line item.
(3)	The Company’s transfers in and out of Level 3 are as of the beginning of the reporting period on a quarterly basis.
(4)	Non-agency CMOs transferred in to Level 3 due to a lack of observable market data, resulting from a decrease in market activity for the securities.
(5)	Non-agency CMOs transferred out of Level 3 because observable market data became available for those securities.

Disclosures about Fair Value of Financial Instruments

The fair value measurements accounting guidance also requires the disclosure of the fair value of financial instruments not otherwise disclosed above. Different market assumptions and estimation methodologies could significantly affect fair value amounts. The fair value of financial instruments, not otherwise disclosed above, whose fair value approximates carrying value is summarized as follows:

•	Cash and equivalents, cash required to be segregated, margin receivables and customer payables—Fair value is estimated to be carrying value.

•	Investment in FHLB stock—FHLB stock is carried at cost, which is considered to be a reasonable estimate of fair value.

Financial instruments whose fair values were different from their carrying values are summarized below (dollars in thousands):

	March 31, 2012		December 31, 2011(2)
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Held-to-maturity securities:
Agency mortgage-backed securities and CMOs	$6,641,065	$6,817,499	N/A	N/A
Agency debentures	163,417	169,852	N/A	N/A
Other agency debt securities	835,636	871,947	N/A	N/A

Total held-to-maturity securities	$7,640,118	$7,859,298	$6,079,512	$6,282,989

Loans receivable, net:
One- to four-family	$6,081,843	$5,445,934	N/A	N/A
Home equity	4,720,008	4,270,002	N/A	N/A
Consumer and other	994,617	1,007,056	N/A	N/A

Total loans receivable, net(1)	$11,796,468	$10,722,992	$12,332,807	$11,142,297

Liabilities
Deposits:
Demand deposits	$29,379,172	$29,379,172	N/A	N/A
Certificates of deposit and brokered certificate of deposit	202,216	214,371	N/A	N/A

Total deposits	$29,581,388	$29,593,543	$26,459,985	$26,473,902

Securities sold under agreements to repurchase	$5,022,253	$5,077,960	$5,015,499	$5,075,415
FHLB advances and other borrowings:
FHLB advances	$2,301,919	$2,482,785	N/A	N/A
Other borrowings	430,981	172,647	N/A	N/A

Total FHLB advances and other deposits	$2,732,900	$2,655,432	$2,736,935	$2,671,877

Corporate debt:
Interest-bearing	$1,454,364	$1,778,493	N/A	N/A
Non-interest-bearing	43,012	46,399	N/A	N/A

Total corporate debt	$1,497,376	$1,824,892	$1,493,552	$1,760,564

(1)	The carrying value of loans receivable, net includes the allowance for loan losses of $579.2 million and $822.8 billion as of March 31, 2012 and December 31, 2011, respectively.
(2)

Certain disclosures are not presented for periods prior to the adoption date as the amended fair value measurement disclosure guidance for certain items was not adopted by the Company until January 1, 2012.

Held-to-maturity securities—The held-to-maturity securities portfolio included agency mortgage-backed securities and CMOs, agency debentures, and other agency debt securities. The fair value of agency mortgage-backed securities is determined using market and income approaches with quoted market prices, recent market transactions and spread data for similar instruments. The fair value of agency CMOs and other agency debt securities is determined using market and income approaches with the Company’s own trading activities for identical or similar instruments. The fair value of agency debentures is based on quoted market prices that were derived from assumptions observable in the marketplace. Held-to-maturity securities were categorized in Level 2 of the fair value hierarchy.

Loans receivable, net—Fair value is estimated using a discounted cash flow model. Loans are differentiated based on their individual portfolio characteristics, such as product classification, loan category, pricing features and remaining maturity. Assumptions for expected losses, prepayments and discount rates are adjusted to reflect the individual characteristics of the loans, such as credit risk, coupon, term, and payment characteristics, as well as the secondary market conditions for these types of loans. There was limited or no observable market data for the home equity and one- to four-family loan portfolios, which indicates that the market for these types of loans is considered to be inactive. Given the limited market data, these fair value measurements cannot be determined with precision and changes in the underlying assumptions used, including discount rates, could significantly affect the results of current or future fair value estimates. In addition, the amount that would be realized in a forced liquidation, an actual sale or immediate settlement could be significantly lower than both the carrying value and the estimated fair value of the portfolio. Loans receivables were categorized in Level 3 of the fair value hierarchy.

Deposits—Fair value is the amount payable on demand at the reporting date for sweep deposits, complete savings deposits, other money market and savings deposits and checking deposits. For certificates of deposit and brokered certificates of deposit, fair value is estimated by discounting future cash flows using discount factors derived from current observable rates implied for other similar instruments with similar remaining maturities and was categorized in Level 2 of the fair value hierarchy.

Securities sold under agreements to repurchase—Fair value is determined by discounting future cash flows using discount factors derived from current observable rates implied for other similar instruments with similar remaining maturities and was categorized in Level 2 of the fair value hierarchy.

FHLB advances and other borrowings—Fair value for FHLB advances is estimated by discounting future cash flows using discount factors derived from current observable rates implied for similar instruments with similar remaining maturities and was categorized in Level 2 of the fair value hierarchy. For subordinated debentures, fair value is estimated by discounting future cash flows at the rate implied by dealer pricing quotes, and was categorized in Level 3 of the fair value hierarchy. For margin collateral, overnight and other short-term borrowings, fair value approximates carrying value.

Corporate debt—Fair value is estimated using dealer pricing quotes and was categorized in Level 2 of the fair value hierarchy. The fair value of the non-interest-bearing convertible debentures is directly correlated to the intrinsic value of the Company’s underlying stock. As the price of the Company’s stock increases relative to the conversion price, the fair value of the convertible debentures increases.

NOTE 4—AVAILABLE-FOR-SALE AND HELD-TO-MATURITY SECURITIES

The amortized cost basis and fair value of available-for-sale and held-to-maturity securities are shown in the following tables (dollars in thousands):

	Amortized Cost	Gross Unrealized / Unrecognized Gains	Gross Unrealized / Unrecognized Losses	Fair Value
March 31, 2012:
Available-for-sale securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$15,537,670	$225,770	$(18,169)	$15,745,271
Non-agency CMOs	405,109	2,179	(84,292)	322,996

Total residential mortgage-backed securities	15,942,779	227,949	(102,461)	16,068,267

Investment securities:
Agency debentures	630,052	214	(20,279)	609,987
Other agency debt securities	743,488	16,960	(479)	759,969
Municipal bonds	42,329	292	(1,710)	40,911
Corporate bonds	25,357	—	(7,758)	17,599

Total investment securities	1,441,226	17,466	(30,226)	1,428,466

Total available-for-sale securities	$17,384,005	$245,415	$(132,687)	$17,496,733

Held-to-maturity securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$6,641,065	$179,703	$(3,269)	$6,817,499
Investment securities:
Agency debentures	163,417	6,435	—	169,852
Other agency debt securities	835,636	36,311	—	871,947

Total investment securities	999,053	42,746	—	1,041,799

Total held-to-maturity securities	$7,640,118	$222,449	$(3,269)	$7,859,298

December 31, 2011:
Available-for-sale securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$13,772,134	$203,541	$(9,963)	$13,965,712
Non-agency CMOs	422,568	3,331	(84,346)	341,553

Total residential mortgage-backed securities	14,194,702	206,872	(94,309)	14,307,265

Investment securities:
Agency debentures	743,246	—	(11,966)	731,280
Other agency debt securities	541,038	13,654	(498)	554,194
Municipal bonds	42,325	261	(1,517)	41,069
Corporate bonds	25,357	—	(7,672)	17,685

Total investment securities	1,351,966	13,915	(21,653)	1,344,228

Total available-for-sale securities	$15,546,668	$220,787	$(115,962)	$15,651,493

Held-to-maturity securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$5,296,520	$162,975	$(1,545)	$5,457,950
Investment securities:
Agency debentures	163,412	5,764	—	169,176
Other agency debt securities	619,580	36,283	—	655,863

Total investment securities	782,992	42,047	—	825,039

Total held-to-maturity securities	$6,079,512	$205,022	$(1,545)	$6,282,989

Contractual Maturities

The contractual maturities of all available-for-sale and held-to-maturity debt securities at March 31, 2012 are shown below (dollars in thousands):

	Amortized Cost	Fair Value
Available-for-sale debt securities:
Due within one to five years	$20	$23
Due within five to ten years	1,771,029	1,802,605
Due after ten years	15,612,956	15,694,105

Total available-for-sale securities	$17,384,005	$17,496,733

Held-to-maturity securities:
Due within one to five years	$291,397	$301,098
Due within five to ten years	2,371,991	2,474,202
Due after ten years	4,976,730	5,083,998

Total held-to-maturity securities	$7,640,118	$7,859,298

Other-Than-Temporary Impairment of Investments

The following tables show the fair value and unrealized or unrecognized losses on available-for-sale and held-to-maturity securities, aggregated by investment category, and the length of time that individual securities have been in a continuous unrealized or unrecognized loss position (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized / Unrecognized Losses	Fair Value	Unrealized / Unrecognized Losses	Fair Value	Unrealized / Unrecognized Losses
March 31, 2012:
Available-for-sale securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$2,573,724	$(14,314)	$517,593	$(3,855)	$3,091,317	$(18,169)
Non-agency CMOs	3,774	(90)	306,613	(84,202)	310,387	(84,292)
Investment securities:
Agency debentures	547,919	(20,279)	—	—	547,919	(20,279)
Other agency debt securities	36,623	(479)	—	—	36,623	(479)
Municipal bonds	7,151	(149)	10,433	(1,561)	17,584	(1,710)
Corporate bonds	—	—	17,599	(7,758)	17,599	(7,758)

Total temporarily impaired available-for-sale securities	$3,169,191	$(35,311)	$852,238	$(97,376)	$4,021,429	$(132,687)

Held-to-maturity securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$723,001	$(3,269)	$—	$—	$723,001	$(3,269)

Total temporarily impaired held-to-maturity securities	$723,001	$(3,269)	$—	$—	$723,001	$(3,269)

December 31, 2011:
Available-for-sale securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$1,314,331	$(4,014)	$647,144	$(5,949)	$1,961,475	$(9,963)
Non-agency CMOs	4,336	(355)	321,932	(83,991)	326,268	(84,346)
Investment securities:
Agency debentures	731,280	(11,966)	—	—	731,280	(11,966)
Other agency debt securities	37,296	(498)	—	—	37,296	(498)
Municipal bonds	—	—	20,598	(1,517)	20,598	(1,517)
Corporate bonds	—	—	17,685	(7,672)	17,685	(7,672)

Total temporarily impaired available-for-sale securities	$2,087,243	$(16,833)	$1,007,359	$(99,129)	$3,094,602	$(115,962)

Held-to-maturity securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$343,340	$(1,192)	$42,445	$(353)	$385,785	$(1,545)

Total temporarily impaired held-to-maturity securities	$343,340	$(1,192)	$42,445	$(353)	$385,785	$(1,545)

The Company does not believe that any individual unrealized loss in the available-for-sale or unrecognized loss in the held-to-maturity portfolio as of March 31, 2012 represents a credit loss. The credit loss component is the difference between the security’s amortized cost basis and the present value of its expected future cash flows, and is recognized in earnings. The noncredit loss component is the difference between the present value of its expected future cash flows and the fair value and is recognized through other comprehensive income. The Company assessed whether it intends to sell, or whether it is more likely than not that the Company will be required to sell a security before recovery of its amortized cost basis. For debt securities that are considered other-than-temporarily impaired and that the Company does not intend to sell and will not be required to sell prior to recovery of its amortized cost basis, the Company determines the amount of the impairment that is related to credit and the amount due to all other factors.

The majority of the unrealized or unrecognized losses on mortgage-backed securities are attributable to changes in interest rates and a re-pricing of risk in the market. Agency mortgage-backed securities and CMOs, agency debentures and other agency debt securities are backed by the U.S. government. Municipal bonds and corporate bonds are evaluated by reviewing the credit-worthiness of the issuer and general market conditions. The Company does not intend to sell the securities in an unrealized loss position and it is not more likely than not that the Company will be required to sell the debt securities before the anticipated recovery of its remaining amortized cost of the securities in an unrealized loss position at March 31, 2012.

The majority of the Company’s available-for-sale and held-to-maturity portfolio consists of residential mortgage-backed securities. For residential mortgage-backed securities, the Company calculates the credit portion of OTTI by comparing the present value of the expected future cash flows with the amortized cost basis of the security. The expected future cash flows are determined using the remaining contractual cash flows adjusted for future credit losses. The estimate of expected future credit losses includes the following assumptions: 1) expected default rates based on current delinquency trends, foreclosure statistics of the underlying mortgages and loan documentation type; 2) expected loss severity based on the underlying loan characteristics, including loan-to-value, origination vintage and geography; and 3) expected loan prepayments and principal reduction based on current experience and existing market conditions that may impact the future rate of prepayments. The expected cash flows of the security are then discounted at the interest rate used to recognize interest income on the security to arrive at the present value amount. The following table presents a summary of the significant inputs considered for securities that were other-than-temporarily impaired as of March 31, 2012:

	March 31, 2012
	Weighted Average	Range
Default rate(1)	6%	1% - 21%
Loss severity	52%	40% - 70%
Prepayment rate	6%	2% - 15%

(1)	Represents the expected default rate for the next twelve months.

The following table presents a roll forward of the credit loss component of the amortized cost of debt securities that have noncredit loss recognized in other comprehensive income and credit loss recognized in earnings for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2012	2011
Credit loss balance, beginning of period	$202,945	$188,038
Additions:
Initial credit impairment	—	7
Subsequent credit impairment	3,532	6,055

Credit loss balance, end of period	$206,477	$194,100

Within the securities portfolio, the highest concentration of credit risk is the non-agency CMO portfolio. As of March 31, 2012, the Company held approximately $313.9 million in amortized cost of non-agency CMO securities that had been other-than-temporarily impaired as a result of deterioration in the expected credit performance of the underlying loans in the securities. The following table shows the components of net impairment for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2012	2011
Other-than-temporary impairment (“OTTI”)	$(12,634)	$(4,874)
Less: noncredit portion of OTTI recognized into (out of) other comprehensive income (before tax)	9,102	(1,188)

Net impairment	$(3,532)	$(6,062)

Gains on Loans and Securities, Net

The detailed components of the gains on loans and securities, net line item on the consolidated statement of income are as follows (dollars in thousands):

	Three Months Ended March 31,
	2012	2011
Gains (losses) on loans, net	$(7)	$52
Gains on securities, net
Gains on available-for-sale securities and other investments	34,937	35,821
Gains on trading securities, net	1	596
Hedge ineffectiveness	(25)	(4,135)

Gains on securities, net	34,913	32,282

Gains on loans and securities, net	$34,906	$32,334

NOTE 5—LOANS RECEIVABLE, NET

Loans receivable, net are summarized as follows (dollars in thousands):

	March 31, 2012	December 31, 2011
One- to four-family	$6,294,065	$6,615,808
Home equity	4,960,514	5,328,657
Consumer and other	1,031,207	1,113,257

Total loans receivable	12,285,786	13,057,722
Unamortized premiums, net	89,857	97,901
Allowance for loan losses	(579,175)	(822,816)

Total loans receivable, net	$11,796,468	$12,332,807

At March 31, 2012, we pledged $9.6 billion and $1.0 billion of loans as collateral to the FHLB and Federal Reserve Bank, respectively. At December 31, 2011, we pledged $10.0 billion and $1.0 billion of loans as collateral to the FHLB and Federal Reserve Bank, respectively.

The following table represents the breakdown of the total recorded investment in loans receivable and allowance for loan losses by loans that have been collectively evaluated for impairment and those that have been individually evaluated for impairment (dollars in thousands):

	Recorded Investment		Allowance for Loan Losses
	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
Loans collectively evaluated for impairment	$11,070,856	$11,736,731	$374,531	$502,673
Loans individually evaluated for impairment (TDRs)	1,304,787	1,418,892	204,644	320,143

Total recorded investment in loans receivable	$12,375,643	$13,155,623	$579,175	$822,816

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

The home equity loan portfolio is primarily second lien loans on residential real estate properties, which have a higher level of credit risk than first lien mortgage loans. Approximately 15% of the home equity portfolio was in the first lien position as of March 31, 2012. The Company holds both the first and second lien positions in less than 1% of the home equity loan portfolio. The home equity loan portfolio consists of home equity installment loans and home equity lines of credit.

Home equity installment loans are primarily fixed rate and fixed term, fully amortizing loans that do not offer the option of an interest-only payment. Home equity lines of credit convert to amortizing loans at the end of the draw period, which ranges from five to ten years. At March 31, 2012, the vast majority of the home equity line of credit portfolio had not converted from the interest-only draw period to an amortizing loan. In addition, approximately 78% of the home equity line of credit portfolio will not begin amortizing until after 2014. The following table outlines when home equity lines of credit convert to amortizing for the home equity line of credit portfolio as of March 31, 2012:

Period of Conversion to Amortizing Loan	% of Home Equity Line of Credit Portfolio
Already amortizing	8%
Through December 31, 2012	2%
Year ending December 31, 2013	5%
Year ending December 31, 2014	7%
Year ending December 31, 2015	24%
Year ending December 31, 2016	41%
Year ending December 31, 2017	13%

The following tables show the distribution of the Company’s mortgage loan portfolios by credit quality indicator (dollars in thousands):

	One- to Four-Family		Home Equity
Current LTV/CLTV (1)	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
<=80%	$1,473,089	$1,596,299	$1,056,529	$1,168,851
80%-100%	1,604,081	1,716,799	881,178	967,945
100%-120%	1,471,483	1,527,266	1,089,189	1,191,862
>120%	1,745,412	1,775,444	1,933,618	1,999,999

Total mortgage loans receivable	$6,294,065	$6,615,808	$4,960,514	$5,328,657

Average estimated current LTV/CLTV (2)	107.8%	106.7%	113.2%	112.1%
Average LTV/CLTV at loan origination (3)	71.0%	71.0%	79.2%	79.2%

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

(2)	The average estimated current LTV ratio reflects the outstanding balance at the balance sheet date, divided by the estimated current value of the underlying property.
(3)	Average LTV/CLTV at loan origination calculations are based on LTV/CLTV at time of purchase for one- to four-family purchased loans and undrawn balances for home equity loans.

	One- to Four-Family		Home Equity
Documentation Type	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
Full documentation	$2,709,724	$2,845,571	$2,536,191	$2,699,164
Low/no documentation	3,584,341	3,770,237	2,424,323	2,629,493

Total mortgage loans receivable	$6,294,065	$6,615,808	$4,960,514	$5,328,657

	One- to Four-Family		Home Equity
Current FICO (1)	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
>=720	$3,367,195	$3,557,576	$2,599,080	$2,780,163
719 - 700	537,980	585,188	483,762	497,680
699 - 680	475,932	448,651	399,154	408,804
679 - 660	376,078	385,051	308,507	325,777
659 - 620	500,693	525,878	433,484	447,908
<620	1,036,187	1,113,464	736,527	868,325

Total mortgage loans receivable	$6,294,065	$6,615,808	$4,960,514	$5,328,657

(1)

FICO scores are updated on a quarterly basis; however, as of March 31, 2012 and December 31, 2011, there were some loans for which the updated FICO scores were not available. The current FICO distribution as of March 31, 2012 included original FICO scores for approximately $145 million and $25 million of one- to four-family and home equity loans, respectively. The current FICO distribution as of December 31, 2011 included original FICO scores for approximately $153 million and $30 million of one- to four-family and home equity loans, respectively.

	One- to Four-Family		Home Equity
Acquisition Channel	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
Purchased from a third party	$5,154,193	$5,420,858	$4,345,333	$4,669,551
Originated by the Company	1,139,872	1,194,950	615,181	659,106

Total mortgage loans receivable	$6,294,065	$6,615,808	$4,960,514	$5,328,657

	One- to Four-Family		Home Equity
Vintage Year	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
2003 and prior	$225,123	$239,868	$278,842	$302,606
2004	595,047	620,464	438,210	472,935
2005	1,307,785	1,377,748	1,312,099	1,387,044
2006	2,420,158	2,528,558	2,289,479	2,479,969
2007	1,738,477	1,841,097	630,706	674,742
2008	7,475	8,073	11,178	11,361

Total mortgage loans receivable	$6,294,065	$6,615,808	$4,960,514	$5,328,657

	One- to Four-Family		Home Equity
Geographic Location	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
California	$2,950,343	$3,096,028	$1,570,429	$1,690,319
New York	459,500	488,209	361,179	387,038
Florida	431,221	458,219	349,147	377,754
Virginia	266,438	280,772	222,818	234,140
Other states	2,186,563	2,292,580	2,456,941	2,639,406

Total mortgage loans receivable	$6,294,065	$6,615,808	$4,960,514	$5,328,657

Delinquent Loans

The following table shows total loans receivable by delinquency category as of March 31, 2012 and December 31, 2011 (dollars in thousands):

	Current	30-89 Days Delinquent	90-179 Days Delinquent	180+ Days Delinquent	Total
March 31, 2012
One- to four-family	$5,514,797	$252,326	$113,559	$413,383	$6,294,065
Home equity	4,726,195	105,354	80,210	48,755	4,960,514
Consumer and other	1,009,260	17,265	4,387	295	1,031,207

Total loans receivable	$11,250,252	$374,945	$198,156	$462,433	$12,285,786

December 31, 2011
One- to four-family	$5,726,745	$294,769	$136,238	$458,056	$6,615,808
Home equity	5,016,568	154,638	99,657	57,794	5,328,657
Consumer and other	1,091,010	17,715	4,102	430	1,113,257

Total loans receivable	$11,834,323	$467,122	$239,997	$516,280	$13,057,722

The decrease in delinquent loans was due to both improving credit trends and the additional charge-offs recorded as a result of the completion of the evaluation of certain programs and practices that were designed in accordance with guidance from the Company’s former regulator, the OTS. This evaluation was initiated in connection with the Company’s transition from the OTS to the OCC, its new primary banking regulator. As a result of the evaluation, loan modification policies and procedures were aligned with the guidance from the OCC. The review resulted in a significant increase in charge-offs during the three months ended March 31, 2012, which also decreased the loans receivable balance.

Allowance for Loan Losses

The following table provides a roll forward by loan portfolio of the allowance for loan losses for the three months ended March 31, 2012 and 2011 (dollars in thousands):

	Three Months Ended March 31, 2012
	One- to Four- Family	Home Equity	Consumer and Other	Total
Allowance for loan losses, beginning of period	$314,187	$463,288	$45,341	$822,816
Provision for loan losses	15,867	42,977	13,103	71,947
Charge-offs	(90,452)	(225,075)	(12,881)	(328,408)
Recoveries	—	9,825	2,995	12,820

Charge-offs, net	(90,452)	(215,250)	(9,886)	(315,588)

Allowance for loan losses, end of period	$239,602	$291,015	$48,558	$579,175

	Three Months Ended March 31, 2011
	One- to Four- Family	Home Equity	Consumer and Other	Total
Allowance for loan losses, beginning of period	$389,594	$576,089	$65,486	$1,031,169
Provision for loan losses	17,839	90,349	7,870	116,058
Charge-offs	(54,316)	(134,115)	(17,460)	(205,891)
Recoveries	—	6,848	5,422	12,270

Charge-offs, net	(54,316)	(127,267)	(12,038)	(193,621)

Allowance for loan losses, end of period	$353,117	$539,171	$61,318	$953,606

During the three months ended March 31, 2012, the allowance for loan losses decreased by $243.6 million from the level at December 31, 2011. As a result of the evaluation discussed above, loan modification policies and procedures were aligned with the guidance from the OCC. The review resulted in a significant increase in charge-offs during the three months ended March 31, 2012. The majority of the losses associated with these charge-offs were previously reflected in the specific valuation allowance and qualitative component of the general allowance for loan losses.

Impaired Loans - Troubled Debt Restructurings

The Company has loan modification programs that focus on the mitigation of potential losses in the loan portfolio. The Company considers modifications in which it made an economic concession to a borrower experiencing financial difficulty a TDR. The various types of economic concessions that may be granted typically consist of interest rate reductions, maturity date extensions, principal forgiveness or a combination of these concessions. Upon being classified as a TDR, such loan is categorized as an impaired loan and impairment is measured on an individual basis. Once a loan is modified as a TDR, the loan is considered impaired until maturity regardless of whether the borrower performs under the modified terms.

Both one- to four-family and home equity TDRs, including trial modifications, are accounted for as nonaccrual loans at the time of modification and return to accrual status after six consecutive payments are made in accordance with the modified terms. The Company currently does not have an active TDR program for consumer and other loans; therefore, there are no reported TDRs for consumer and other loans. TDRs are classified as nonperforming until six consecutive payments have been made. The unpaid principal balance in one- to four-family TDRs was $988.7 million at March 31, 2012 and $968.2 million at December 31, 2011. For home equity loans, the recorded investment in TDRs represents the unpaid principal balance.

The following table shows a summary of the Company’s recorded investment in TDRs that were on accrual and nonaccrual status, in addition to the recorded investment of TDRs as of March 31, 2012 and December 31, 2011 (dollars in thousands):

		Nonaccrual TDRs
	Accrual TDRs(1)	Current(2)	30-89 Days Delinquent	90+ Days Delinquent	Recorded Investment in TDRs
March 31, 2012
One- to four-family	$568,378	$213,584	$90,790	$121,150	$993,902
Home equity	230,754	41,259	20,346	18,526	310,885

Total	$799,132	$254,843	$111,136	$139,676	$1,304,787

December 31, 2011
One- to four-family	$516,314	$250,989	$88,195	$117,455	$972,953
Home equity	279,031	72,578	51,433	42,897	445,939

Total	$795,345	$323,567	$139,628	$160,352	$1,418,892

(1)	Represents TDRs that are current and have made six or more consecutive payments.
(2)	Represents TDRs that are current but have not yet made six consecutive payments.

The following table shows the average recorded investment and interest income recognized both on a cash and accrual basis for the Company’s TDRs during the three months ended March 31, 2012 and 2011 (dollars in thousands):

	Average Recorded Investment		Interest Income Recognized
	March 31,		March 31,
	2012	2011	2012	2011
One- to four-family	$990,961	$615,756	$8,093	$5,807
Home equity	387,038	474,948	2,685	1,575

Total	$1,377,999	$1,090,704	$10,778	$7,382

Included in the allowance for loan losses was a specific allowance of $204.6 million and $320.1 million that was established for TDRs at March 31, 2012 and December 31, 2011, respectively. The specific allowance for these individually impaired loans represents the forecasted losses over the estimated remaining life of the loan, including the economic concession to the borrower. The following table shows detailed information related to the Company’s loans that were modified in a TDR as of March 31, 2012 and December 31, 2011 (dollars in thousands):

	March 31, 2012			December 31, 2011
	Recorded Investment in TDRs	Specific Valuation Allowance	Net Investment in TDRs	Recorded Investment in TDRs	Specific Valuation Allowance	Net Investment in TDRs
With a recorded allowance:
One- to four-family	$499,778	$90,122	$409,656	$557,297	$101,188	$456,109
Home equity	$272,584	$114,522	$158,062	$424,834	$218,955	$205,879
Without a recorded allowance:(1)
One- to four-family	$494,124	$—	$494,124	$415,656	$—	$415,656
Home equity	$38,301	$—	$38,301	$21,105	$—	$21,105
Total:
One- to four-family	$993,902	$90,122	$903,780	$972,953	$101,188	$871,765
Home equity	$310,885	$114,522	$196,363	$445,939	$218,955	$226,984

(1)	Represents loans where the discounted cash flow analysis is equal to or exceeds the recorded investment in the loan.

The vast majority of the Company’s TDRs include an interest rate reduction in combination with another type of concession. The Company prioritizes the interest rate reduction modifications in combination with the following modification categories: principal forgiven, principal deferred and re-age/extension/capitalization of accrued interest. Each class is mutually exclusive in that if a TDR had an interest rate reduction with principal forgiven and an extension, the TDR would only show up in the principal forgiven column in the table below. The following tables provide the number of loans, post-modification balances immediately after being modified as a TDR by major class of modification, and the financial impact of modifications for loans that were modified as a TDR during the three months ended March 31, 2012 (dollars in thousands):

		Interest Rate Reduction
	Number of Loans	Principal Forgiven	Principal Deferred	Re-age/ Extension/ Interest Capitalization	Other	Other	Total
One- to four-family	179	$9,839	$9,393	$49,423	$3,808	$8,303	$80,766
Home equity	319	—	—	2,286	26,292	1,354	29,932

Total	498	$9,839	$9,393	$51,709	$30,100	$9,657	$110,698

	Financial Impact
	Principal Forgiven	Pre-TDR Weighted Average Interest Rate	Post-TDR Weighted Average Interest Rate
One- to four-family	$2,842	6.0%	2.5%
Home equity	8	4.2%	1.5%

Total	$2,850

The Company considers TDRs that become 30 days past due to have experienced a payment default. The following table shows the recorded investment of TDRs at March 31, 2012 that experienced a payment default within 12 months after the modification for the three months ended March 31, 2012 (dollars in thousands):

	Three Months Ended March 31, 2012
	Number of Loans	Recorded Investment
One- to four-family(1)	84	$35,182
Home equity(2)	118	7,189

Total	202	$42,371

(1)	As of March 31, 2012, $5.7 million of the recorded investment in one- to four-family loans that had a payment default in the trailing 12 months were classified as current.
(2)	As of March 31, 2012, $1.3 million of the recorded investment in home equity loans that had a payment default in the trailing 12 months were classified as current.

The Company evaluates the re-delinquency rates in order to monitor TDR performance. More recent TDR vintages have lower re-delinquency rates, which demonstrate the improving trend of TDR performance. The Company also monitors the average re-delinquency rates for TDRs twelve months after the modification occurred, which are based on cumulative performance since the modification program began:

	One- to four- family	Home equity
March 31, 2012	28%	42%
December 31, 2011	29%	42%
September 30, 2011	28%	42%
June 30, 2011	31%	43%
March 31, 2011	36%	44%

NOTE 6—ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company enters into derivative transactions primarily to protect against interest rate risk on the value of certain assets, liabilities and future cash flows. Cash flow hedges, which include a combination of interest rate swaps, forward-starting swaps and purchased options, including caps and floors, are used primarily to reduce the variability of future cash flows associated with existing variable-rate assets and liabilities and forecasted issuances of liabilities. Fair value hedges, which include interest rate swaps and swaptions, are used to offset exposure to changes in value of certain fixed-rate assets and liabilities. The Company also recognizes certain contracts and commitments as derivatives when the characteristics of those contracts and commitments meet the definition of a derivative. Each derivative is recorded on the consolidated balance sheet at fair value as a freestanding asset or liability. The following table summarizes the fair value amounts of derivatives designated as hedging instruments reported in the consolidated balance sheet (dollars in thousands):

		Fair Value
	Notional	Asset(1)	Liability(2)	Net(3)
March 31, 2012
Interest rate contracts:
Cash flow hedges:
Purchased options	$2,325,000	$29,763	$—	$29,763
Pay-fixed rate swaps	2,255,000	2,032	(247,099)	(245,067)
Purchased forward-starting swaps	200,000	431	—	431

Total cash flow hedges	4,780,000	32,226	(247,099)	(214,873)

Fair value hedges:
Pay-fixed rate swaps	1,068,530	14,451	(16,620)	(2,169)
Receive-fixed rate swaps	725,950	31,299	—	31,299

Total fair value hedges	1,794,480	45,750	(16,620)	29,130

Total derivatives designated as hedging instruments(4)	$6,574,480	$77,976	$(263,719)	$(185,743)

December 31, 2011
Interest rate contracts:
Cash flow hedges:
Purchased options	$2,625,000	$33,959	$—	$33,959
Pay-fixed rate swaps	2,165,000	—	(281,071)	(281,071)

Total cash flow hedges	4,790,000	33,959	(281,071)	(247,112)

Fair value hedges:
Pay-fixed rate swaps	1,093,860	—	(77,132)	(77,132)
Receive-fixed rate swaps	725,950	32,575	—	32,575

Total fair value hedges	1,819,810	32,575	(77,132)	(44,557)

Total derivatives designated as hedging instruments(4)	$6,609,810	$66,534	$(358,203)	$(291,669)

(1)	Reflected in the other assets line item on the consolidated balance sheet.
(2)	Reflected in the other liabilities line item on the consolidated balance sheet.
(3)	Represents derivative assets net of derivative liabilities for disclosure purposes only.
(4)	All derivatives were designated as hedging instruments as of March 31, 2012 and December 31, 2011.

Cash Flow Hedges

The effective portion of changes in fair value of the derivative instruments that hedge cash flows is reported as a component of accumulated other comprehensive loss, net of tax in the consolidated balance sheet, for both active and discontinued hedges. Amounts are included in net operating interest income as a yield adjustment in the same period the hedged forecasted transaction affects earnings. The ineffective portion of changes in fair value of the derivative instrument, which is equal to the excess of the cumulative change in the fair value of the actual derivative over the cumulative change in the fair value of a hypothetical derivative which is created to match the exact terms of the underlying instruments being hedged, is reported in the gains on loans and securities, net line item in the consolidated statement of income.

If it becomes probable that a hedged forecasted transaction will not occur, amounts included in accumulated other comprehensive loss related to the specific hedging instruments would be immediately reclassified into the gains on loans and securities, net line item in the consolidated statement of income. If hedge accounting is discontinued because a derivative instrument is sold, terminated or otherwise de-designated, amounts included in accumulated other comprehensive loss related to the specific hedging instrument continue to be reported in accumulated other comprehensive loss until the forecasted transaction affects earnings.

The future issuances of liabilities, including repurchase agreements, are largely dependent on the market demand and liquidity in the wholesale borrowings market. As of March 31, 2012, the Company believes the forecasted issuance of all debt in cash flow hedge relationships is probable. However, unexpected changes in market conditions in future periods could impact the ability to issue this debt. The Company believes the forecasted issuance of debt in the form of repurchase agreements is most susceptible to an unexpected change in market conditions.

The following table summarizes the effect of interest rate contracts designated and qualifying as hedging instruments in cash flow hedges on accumulated other comprehensive loss and on the consolidated statement of income (dollars in thousands):

	For the Three Months Ended March 31,
	2012	2011
Gains on derivatives recognized in OCI (effective portion), net of tax	$8,396	$6,801
Losses reclassified from AOCI into earnings (effective portion), net of tax	$(19,327)	$(16,263)
Cash flow hedge ineffectiveness gains (1)	$311	$45

(1)	The cash flow hedge ineffectiveness is reflected in the gains on loans and securities, net line item on the statement of consolidated income.

During the upcoming twelve months, the Company expects to include a pre-tax amount of approximately $54.7 million of net unrealized losses that are currently reflected in accumulated other comprehensive loss in net operating interest income as a yield adjustment in the same periods in which the related items affect earnings. The maximum length of time over which transactions are hedged is 11 years.

The following table shows the balance in accumulated other comprehensive loss attributable to active and discontinued cash flow hedges (dollars in thousands):

	March 31, 2012	December 31, 2011
Accumulated other comprehensive loss balance (net of tax) related to:
Discontinued cash flow hedges	$(273,804)	$(279,091)
Active cash flow hedges	(156,426)	(178,862)

Total cash flow hedges	$(430,230)	$(457,953)

The following table shows the balance in accumulated other comprehensive loss attributable to cash flow hedges by type of hedged item (dollars in thousands):

	March 31, 2012	December 31, 2011
Repurchase agreements	$(558,359)	$(595,202)
FHLB advances	(144,328)	(154,082)
Home equity lines of credit	13,728	15,772
Other	(408)	(655)

Total balance of cash flow hedges before tax	(689,367)	(734,167)
Tax benefit	259,137	276,214

Total balance of cash flow hedges, net of tax	$(430,230)	$(457,953)

Fair Value Hedges

Fair value hedges are accounted for by recording the fair value of the derivative instrument and the fair value of the asset or liability being hedged on the consolidated balance sheet. Changes in the fair value of both the derivatives and the underlying assets or liabilities are recognized in the gains on loans and securities, net line item in the consolidated statement of income. To the extent that the hedge is ineffective, the changes in the fair values will not offset and the difference, or hedge ineffectiveness, is reflected in the gains on loans and securities, net line item in the consolidated statement of income.

Hedge accounting is discontinued for fair value hedges if a derivative instrument is sold, terminated or otherwise de-designated. If fair value hedge accounting is discontinued, the previously hedged item is no longer adjusted for changes in fair value through the consolidated statement of income and the cumulative net gain or loss on the hedged asset or liability at the time of de-designation is amortized to interest income or interest expense using the effective interest method over the expected remaining life of the hedged item. Changes in the fair value of the derivative instruments after de-designation of fair value hedge accounting are recorded in the gains on loans and securities, net line item in the consolidated statement of income.

The following table summarizes the effect of interest rate contracts designated and qualifying as hedging instruments in fair value hedges and related hedged items on the consolidated statement of income (dollars in thousands):

	Three Months Ended March 31,
	2012			2011
	Hedging Instrument	Hedged Item	Hedge Ineffectiveness(1)	Hedging Instrument	Hedged Item	Hedge Ineffectiveness(1)
Agency debentures	$31,848	$(30,117)	$1,731	$11,970	$(13,391)	$(1,421)
Agency mortgage-backed securities	4,331	(4,331)	—	6,238	(9,256)	(3,018)
FHLB advances	(1,276)	(791)	(2,067)	(4,956)	5,215	259

Total gains (losses) included in earnings	$34,903	$(35,239)	$(336)	$13,252	$(17,432)	$(4,180)

(1)	Reflected in the gains on loans and securities, net line item on the consolidated statement of income.

NOTE 7—DEPOSITS

Deposits are summarized as follows (dollars in thousands):

	Amount		Weighted-Average Rate
	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
Sweep deposits (1)	$21,588,000	$18,618,954	0.08%	0.08%
Complete savings deposits	5,802,203	5,720,758	0.15%	0.15%
Other money market and savings deposits	1,065,402	1,033,254	0.15%	0.15%
Checking deposits	923,567	863,310	0.10%	0.10%
Certificates of deposit	171,314	190,483	2.63%	2.59%
Brokered certificates of deposit	30,902	33,226	5.46%	5.42%

Total deposits (2)	$29,581,388	$26,459,985	0.12%	0.12%

(1)	A sweep product transfers brokerage customer balances to banking subsidiaries, which hold these funds as customer deposits in FDIC insured demand deposit and money market deposit accounts.
(2)	As of March 31, 2012 and December 31, 2011, the Company had $97.6 million and $89.2 million in non-interest bearing deposits, respectively.

NOTE 8—SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND FHLB ADVANCES AND OTHER BORROWINGS

Other borrowings, including maturities, at March 31, 2012 and other borrowings at December 31, 2011 are shown below (dollars in thousands):

	Repurchase Agreements (1)	FHLB Advances and Other Borrowings		Total	Weighted Average Interest Rate
		FHLB Advances	Other
Due within one year	$4,122,253	$820,000	$2,288	$4,944,541	0.50%
Due between one and two years	200,000	—	1,035	201,035	3.72%
Due between two and three years	100,000	520,000	21	620,021	3.96%
Due between three and four years	100,000	283,600	—	383,600	4.05%
Due between four and five years	500,000	250,000	—	750,000	3.08%
Thereafter	—	400,000	427,637	827,637	4.20%

Subtotal	5,022,253	2,273,600	430,981	7,726,834	1.69%
Fair value hedge adjustments	—	28,319	—	28,319

Total other borrowings at March 31, 2012	$5,022,253	$2,301,919	$430,981	$7,755,153	1.69%

Total other borrowings at December 31, 2011	$5,015,499	$2,302,695	$434,240	$7,752,434	1.74%

(1)	The maximum amount at any month end for repurchase agreements was $5.0 billion for the three months ended March 31, 2012 and $5.9 billion for the year ended December 31, 2011.

NOTE 9—CORPORATE DEBT

The Company’s corporate debt by type is shown below (dollars in thousands):

	Face Value	Discount	Fair Value Hedge Adjustment(1)	Net
March 31, 2012
Interest-bearing notes:
7 7/8% Notes, due 2015	$243,177	$(1,097)	$6,924	$249,004
6 3/4% Notes, due 2016	435,000	(6,999)	—	428,001
12 1/2% Springing lien notes, due 2017	930,230	(158,841)	5,970	777,359

Total interest-bearing notes	1,608,407	(166,937)	12,894	1,454,364
Non-interest-bearing debt:
0% Convertible debentures, due 2019	43,012	—	—	43,012

Total corporate debt	$1,651,419	$(166,937)	$12,894	$1,497,376

	Face Value	Discount	Fair Value Hedge Adjustment(1)	Net
December 31, 2011
Interest-bearing notes:
7 7/8% Notes, due 2015	$243,177	$(1,172)	$7,394	$249,399
6 3/4% Notes, due 2016	435,000	(7,419)	—	427,581
12 1/2% Springing lien notes, due 2017	930,230	(162,903)	6,233	773,560

Total interest-bearing notes	1,608,407	(171,494)	13,627	1,450,540
Non-interest-bearing debt:
0% Convertible debentures, due 2019	43,012	—	—	43,012

Total corporate debt	$1,651,419	$(171,494)	$13,627	$1,493,552

(1)	The fair value hedge adjustment is related to changes in fair value of the debt while in a fair value hedge relationship.

NOTE 10—EARNINGS PER SHARE

The following table is a reconciliation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2012	2011
Basic:
Numerator:
Net income	$62,591	$45,233

Denominator:
Basic weighted-average shares outstanding	285,478	230,301

Diluted:
Numerator:
Net income	$62,591	$45,233

Denominator:
Basic weighted-average shares outstanding	285,478	230,301
Effect of dilutive securities:
Weighted-average convertible debentures	4,159	58,697
Weighted-average options and restricted stock issued to employees	380	679

Diluted weighted-average shares outstanding	290,017	289,677

Per share:
Basic earnings per share	$0.22	$0.20

Diluted earnings per share	$0.22	$0.16

As of March 31, 2012 and 2011, the Company excluded 2.9 million and 3.5 million shares, respectively, of stock options and restricted stock awards and units from the calculations of diluted earnings per share as the effect would have been anti-dilutive.

NOTE 11—REGULATORY REQUIREMENTS

Registered Broker-Dealers

The Company’s largest U.S. broker-dealer subsidiaries are subject to the Uniform Net Capital Rule (the “Rule”) under the Securities Exchange Act of 1934 administered by the SEC and FINRA, which requires the maintenance of minimum net capital. The minimum net capital requirements can be met under either the Aggregate Indebtedness method or the Alternative method. Under the Aggregate Indebtedness method, a broker-dealer is required to maintain minimum net capital of the greater of 6  2/3% of its aggregate indebtedness, as defined, or a minimum dollar amount. Under the Alternative method, a broker-dealer is required to maintain net capital equal to the greater of $250,000 or 2% of aggregate debit balances arising from customer transactions. The method used depends on the individual U.S. broker-dealer subsidiary. The Company’s other broker-dealers, including its international broker-dealer subsidiaries located in Europe and Asia, are subject to capital requirements determined by their respective regulators.

As of March 31, 2012, all of the Company’s broker-dealer subsidiaries met minimum net capital requirements. Total required net capital was $0.1 billion at March 31, 2012. In addition, the Company’s broker-dealer subsidiaries had excess net capital of $0.7 billion at March 31, 2012.

The table below summarizes the minimum excess capital requirements for the Company’s broker-dealer subsidiaries (dollars in thousands):

	March 31, 2012
	Required Net Capital	Net Capital	Excess Net Capital
E*TRADE Clearing LLC(1)	$115,940	$609,534	$493,594
E*TRADE Securities LLC(1)	250	163,011	162,761
E*TRADE Capital Markets, LLC(2)	1,000	29,900	28,900
Other broker-dealers	7,778	26,193	18,415

Total	$124,968	$828,638	$703,670

(1)	Elected to use the Alternative method to compute net capital.
(2)	Elected to use the Aggregate Indebtedness method to compute net capital.

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

Quantitative measures established by regulation to ensure capital adequacy require E*TRADE Bank to maintain minimum total capital, Tier 1 capital and Tier 1 leverage amounts and ratios. As shown in the table below, at both March 31, 2012 and December 31, 2011, E*TRADE Bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action. However, events beyond management’s control, such as a continued deterioration in residential real estate and credit markets, could adversely affect future earnings and E*TRADE Bank’s ability to meet its future capital requirements.

E*TRADE Bank’s actual and required capital amounts and ratios are presented in the table below (dollars in thousands):

	Actual		Minimum Required to be Well Capitalized Under Prompt Corrective Action Provisions			Excess Capital
	Amount	Ratio	Amount		Ratio
March 31, 2012:
Total capital	$3,669,421	17.02%	>$	2,155,738	>10.00%	$1,513,683
Tier 1 capital	$3,395,181	15.75%	>$	1,293,443	>6.00%	$2,101,738
Tier 1 leverage(1)	$3,395,181	7.31%	>$	2,322,580	>5.00%	$1,072,601
December 31, 2011:
Total capital to risk-weighted assets	$3,602,384	17.27%	>$	2,086,243	>10.00%	$1,516,141
Tier 1 capital to risk-weighted assets	$3,338,618	16.00%	>$	1,251,746	>6.00%	$2,086,872
Tier 1 capital to adjusted total assets	$3,351,860	7.75%	>$	2,163,785	>5.00%	$1,188,075

(1)

In the first quarter of 2012, the Company transitioned from reporting under the OTS reporting requirements to reporting under the OCC reporting requirements. The OTS Tier 1 capital ratio and OCC Tier 1 leverage ratio are both calculated in the same manner using adjusted total assets.

NOTE 12—COMMITMENTS, CONTINGENCIES AND OTHER REGULATORY MATTERS

Legal Matters

Litigation Matters

On October 27, 2000, Ajaxo, Inc. (“Ajaxo”) filed a complaint in the Superior Court for the State of California, County of Santa Clara. Ajaxo sought damages and certain non-monetary relief for the Company’s alleged breach of a non-disclosure agreement with Ajaxo pertaining to certain wireless technology that Ajaxo offered the Company as well as damages and other relief against the Company for their alleged misappropriation of Ajaxo’s trade secrets. Following a jury trial, a judgment was entered in 2003 in favor of Ajaxo against the Company for $1.3 million for breach of the Ajaxo non-disclosure agreement. Although the jury found in favor of Ajaxo on its claim against the Company for misappropriation of trade secrets, the trial court subsequently denied Ajaxo’s requests for additional damages and relief. On December 21, 2005, the California Court of Appeal affirmed the above-described award against the Company for breach of the nondisclosure agreement but remanded the case to the trial court for the limited purpose of determining what, if any, additional damages Ajaxo may be entitled to as a result of the jury’s previous finding in favor of Ajaxo on its claim against the Company for misappropriation of trade secrets. Although the Company paid Ajaxo the full amount due on the above-described judgment, the case was remanded back to the trial court, and on May 30, 2008, a jury returned a verdict in favor of the Company denying all claims raised and demands for damages against the Company. Following the trial court’s filing of entry of judgment in favor of the Company on September 5, 2008, Ajaxo filed post-trial motions for vacating this entry of judgment and requesting a new trial. By order dated November 4, 2008, the trial court denied these motions. On December 2, 2008, Ajaxo filed a notice of appeal with the Court of Appeal of the State of California for the Sixth District. Oral argument on the appeal was heard on July 15, 2010. On August 30, 2010, the Court of Appeal affirmed the trial court’s verdict in part and reversed the verdict in part, remanding the case. The Company petitioned the Supreme Court of California for review of the Court of Appeal decision. On December 16, 2010, the California Supreme Court denied the Company’s petition for review and remanded for further proceedings to the trial court. On September 20, 2011, the trial court granted limited discovery at a conference on November 4, 2011. The third trial in this matter commenced on February 21 and 22, 2012 and will continue on May 14 and 15, 2012. The Company will continue to defend itself vigorously.

On October 2, 2007, a class action complaint alleging violations of the federal securities laws was filed in the United States District Court for the Southern District of New York against the Company and its then Chief Executive Officer and Chief Financial Officer, Mitchell H. Caplan and Robert J. Simmons, respectively, by Larry Freudenberg on his own behalf and on behalf of others similarly situated (the “Freudenberg Action”). On July 17, 2008, the trial court consolidated this action with four other purported class actions, all of which were filed in the United States District Court for the Southern District of New York and which were based on the same facts and circumstances. On January 16, 2009, plaintiffs served their consolidated amended class action complaint in which they also named Dennis Webb, the Company’s former Capital Markets Division President, as a defendant. Plaintiffs contend, among other things, that the value of the Company’s stock between April 19, 2006 and November 9, 2007 was artificially inflated because the defendants issued materially false and misleading statements and failed to disclose that the Company was experiencing a rise in delinquency rates in its mortgage and home equity portfolios; failed to timely record an impairment on its mortgage and home equity portfolios; materially overvalued its securities portfolio, which included assets backed by mortgages; and based on the foregoing, lacked a reasonable basis for the positive statements made about the Company’s earnings and prospects. Plaintiffs seek to recover damages in an amount to be proven at trial, including interest and attorneys’ fees and costs. The parties entered into a Memorandum of Understanding (“MOU”) on December 17, 2011 to settle these consolidated actions. Under the terms of the MOU, the Company and its insurance carriers will pay $79.0 million in return for full releases. Approximately $10.8 million of the total settlement figure will be paid by the Company, and was expensed in the year ended December 31, 2011. This settlement is subject to Court approval and it has not yet been finalized. The defendants continue to deny that they committed any violations of law or breached any fiduciary duty to shareholders.

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

Based upon the same facts and circumstances alleged in the Freudenberg consolidated actions discussed above, a verified shareholder derivative complaint was filed in the United States District Court for the Southern District of New York on October 4, 2007 by Catherine Rubery, against the Company and its then Chief Executive Officer, President/Chief Operating Officer, Chief Financial Officer and individual members of its board of directors. The Rubery complaint was consolidated with another shareholder derivative complaint brought by shareholder Marilyn Clark in the same court and against the same named defendants. On July 26, 2010, plaintiffs served their consolidated amended complaint, in which they also named Dennis Webb, the Company’s former Capital Markets Division President, as a defendant. Plaintiffs allege, among other things, causes of action for breach of fiduciary duty, waste of corporate assets, unjust enrichment, and violation of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaint seeks, among other things, unspecified monetary damages in favor of the Company, changes to certain corporate governance procedures and various forms of injunctive relief. The Company will continue to defend itself vigorously in this matter.

On April 2, 2008, a class action complaint alleging violations of the federal securities laws was filed by John W. Oughtred on his own behalf and on behalf of all others similarly situated in the United States District Court for the Southern District of New York against the Company. Plaintiff contends, among other things, that the Company committed various sales practice violations in the sale of certain auction rate securities to investors between April 2, 2003, and February 13, 2008 by allegedly misrepresenting that these securities were highly liquid and safe investments for short term investing. On December 18, 2008, plaintiffs filed their first amended class action complaint. Defendants filed their pending motion to dismiss plaintiffs’ amended complaint on February 5, 2009, and briefing on defendants’ motion to dismiss was completed on April 15, 2009. Plaintiffs seek to recover damages in an amount to be proven at trial, or, in the alternative, rescission of auction rate securities purchases, plus interest and attorneys’ fees and costs. On March 18, 2010, the District Court dismissed the complaint without prejudice. On April 22, 2010, Plaintiffs amended their complaint. The Company has moved to dismiss the amended complaint. By an Order dated March 31, 2011, the Court granted the Company’s motion and dismissed the action with prejudice. On May 2, 2011, plaintiffs filed a Notice of Appeal to the U.S. Court of Appeals for the Second Circuit. Plaintiffs filed their brief on August 12, 2011. The Company’s responsive brief was filed October 26, 2011. Plaintiffs’ reply brief was filed on November 21, 2011. Prior to any hearings on the appeal, the lead plaintiffs in this action accepted the terms of the Purchase Offer in connection with the North American Securities Administrators Association (“NASAA”) settlement (see Regulatory Matters below), and this class action was dismissed with prejudice in February 2012.

On February 3, 2010, a class action complaint was filed in the United States District Court for the Northern District of California against E*TRADE Securities LLC by Joseph Roling on his own behalf and on behalf of all others similarly situated. The lead plaintiff alleges that E*TRADE Securities LLC unlawfully charged and collected certain account activity fees from its customers. Claimant, on behalf of himself and the putative class, asserts breach of contract, unjust enrichment and violation of California Civil Code Section 1671 and seeks equitable and injunctive relief for alleged illegal, unfair and fraudulent practices under California’s Unfair Competition Law, California Business and Professional Code Section 17200 et seq. The plaintiff seeks, among other things, certification of the class action on behalf of alleged similarly situated plaintiffs, unspecified damages and restitution of amounts allegedly wrongfully collected by E*TRADE Securities LLC, attorneys’ fees and expenses and injunctive relief. The Company moved to transfer venue on the case to the Southern District of New York; that motion was denied. The Court granted the Company’s motion to dismiss in part and denied the motion to dismiss in part. The Court bifurcated discovery to permit initial discovery on individual claims and class certification. Following preliminary discovery, Plaintiffs moved to amend their verified complaint for a second time, to assert new allegations and to add a plaintiff. The Company filed its opposition to this motion on December 27, 2011. On March 27, 2012, the Court granted the Company’s motion for summary judgement and granted the Company’s motion to dismiss. However, the Court allowed plaintiffs to seek a new class representative and permitted limited discovery on a narrow issue as to when the fee increase was posted on the Company’s website in 2005. The Company intends to vigorously defend itself against the remaining claims in this action.

On May 16, 2011, Droplets Inc., the holder of two patents pertaining to user interface servers, filed a complaint in the U.S. District Court for the Eastern District of Texas against E*TRADE Financial Corporation, E*TRADE Securities LLC, E*TRADE Bank and multiple other unaffiliated financial services firms. Plaintiff contends that the defendants engaged in patent infringement under federal law. Plaintiff seeks unspecified damages and an injunction against future infringements, plus royalties, costs, interest and attorneys’ fees. On September 30, 2011, the Company and several co-defendants filed a motion to transfer the case to the Southern District of New York. Venue discovery occurred throughout December 2011. On January 1, 2012, a new judge was assigned to the case. On March 28, 2012, a change of venue was granted and the case has been transferred to the United States District Court for the Southern District of New York. The Company will defend itself vigorously in this matter.

Several cases have been filed nationwide involving the April 2007 leveraged buyout (“LBO”) of the Tribune Company (“Tribune”) by Sam Zell, and the subsequent bankruptcy of Tribune. In William Niese et al. v. A.G. Edwards et al., in Superior Court of Delaware, New Castle County, former Tribune employees and retirees claimed that Tribune was actually insolvent at the time of the LBO and that the LBO constituted a fraudulent transaction that depleted the plaintiffs’ retirement plans, rendering them worthless. E*TRADE Clearing LLC, along with numerous other financial institutions, is a named defendant, but has not been served with process. One of the defendants removed the action to federal district court in Delaware on July 1, 2011. In Deutsche Bank Trust Company Americas et al. v. Adaly Opportunity Fund et al., filed in the Supreme Court of New York, New York County on June 3, 2011, the Trustees of certain notes issued by Tribune allege wrongdoing in connection with the LBO. In particular the Trustees claim that the LBO constituted a constructive fraudulent transfer under various state laws. E*TRADE Capital Markets, LLC, along with numerous other financial institutions, is a named defendant. In Deutsche Bank et al. v. Ohlson et al., filed in the U.S. District Court for the Northern District of Illinois, noteholders of Tribune asserted claims of constructive fraud. E*TRADE Capital Markets, LLC is a named defendant. In EGI-TRB LLC et al. v. ABN-AMRO et al., filed in the Circuit Court of Cook County Illinois, creditors of Tribune assert fraudulent conveyance claims against multiple shareholder defendants. E*TRADE Clearing LLC is a named defendant. There have been several motions filed by various parties to transfer venue and to consolidate these actions. The Company’s time to answer or otherwise respond to the complaints has been stayed pending further orders of the Court. The Court set a deadline of April 20, 2012, for defendants, including financial defendants such as the Company, to submit a proposed organizational structure for an executive committee of counsel, and to submit a motion schedule. The Company will defend itself vigorously in these matters.

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

On January 19, 2010, the North Carolina Securities Division filed an administrative petition before the North Carolina Secretary of State against E*TRADE Securities LLC seeking to revoke the North Carolina securities dealer registration of E*TRADE Securities LLC or, alternatively, to suspend that registration until all North Carolina residents are made whole for their investments in auction rate securities purchased through E*TRADE Securities LLC. On March 8, 2011, E*TRADE Securities LLC, without admitting or denying the underlying allegations, findings or conclusions, resolved the North Carolina administrative action by entering into a consent order (“North Carolina Order”) pursuant to which E*TRADE Securities LLC agreed to pay a $25,000 civil penalty and to reimburse the North Carolina Securities Division’s investigative costs of $400,000. E*TRADE Securities LLC also agreed to various undertakings set forth in the North Carolina Order, including additional internal training on fixed income products and the retention of an independent consultant to review E*TRADE Securities LLC’s policies and procedures related to the approval and sale of fixed income products. As of March 31, 2012, no existing North Carolina customers held any auction rate securities.

On July 21, 2010, the Colorado Division of Securities filed an administrative complaint in the Colorado Office of Administrative Courts against E*TRADE Securities LLC based upon purchases of auction rate securities through E*TRADE Securities LLC by Colorado residents. On October 19, 2011, E*TRADE Securities LLC and the Colorado Division of Securities reached an agreement in principle to settle the Colorado proceeding whereby E*TRADE Securities LLC will offer to purchase auction rate securities held by Colorado customers who found themselves unable to sell their securities after those securities had been frozen in the broader auction rate securities market. The agreement in principle also included an agreement with the NASAA whereby E*TRADE Securities LLC will offer to purchase auction rate securities purchased through E*TRADE Securities LLC on a nationwide basis and pay a $5 million penalty to be allocated among 48 states and the District of Columbia, Puerto Rico and the Virgin Islands but exclusive of North Carolina and South Carolina with whom E*TRADE Securities LLC previously had reached separate settlements. Under the agreement in principle each state will receive its allocated share of the $5 million penalty pursuant to administrative consent cease and desist orders to be entered into by each state. A Consent Order memorializing the agreement in principle as it related to Colorado customers was entered by the Colorado Securities Commissioner on November 16, 2011, and amended on November 23, 2011, whereby E*TRADE Securities LLC, without admitting or denying the underlying allegations, agreed to pay an administrative penalty to Colorado of $84,202, which amount constituted Colorado’s share of the total NASAA state settlement amount of $5 million, and to reimburse the Colorado Division of Securities’ costs associated with the administrative action in the amount of $596,580. Under the terms of the Consent Order, E*TRADE Securities LLC will offer to purchase (or offer to arrange a third party to purchase), at par plus accrued and unpaid dividends and interest, from eligible investors nationwide their auction rate securities purchased through E*TRADE Securities LLC, or through an entity acquired by the Company on or before February 13, 2008, if such auction rate securities have failed at auction at least once since February 13, 2008 (“the Purchase Offer”). E*TRADE Securities LLC also agreed to identify eligible investors who purchased auction rate securities through E*TRADE Securities LLC on or before February 13, 2008, and sold those securities below par between February 13, 2008, and November 16, 2011, and to reimburse those sellers the difference between par value and the actual sales price plus reasonable interest. E*TRADE Securities LLC agreed to hold open the Purchase Offer until May 15, 2012, and to various other undertakings set forth in the Consent Order, including the establishment of a dedicated toll-free telephone assistance line and website to provide information and to respond to questions regarding the Consent Order. As of March 31, 2012, the total amount of auction rate securities held by Colorado customers was approximately $50,000 and the total amount of auction rate securities held by E*TRADE Securities LLC customers nationwide (including Colorado customers) was approximately $17.7 million. The Company recorded a reserve of $48 million during the year ended December 31, 2011. The reserve represented the Company’s estimate of the current fair value relative to par value of auction rate securities held by E*TRADE Securities LLC customers, as well as former customers who purchased auction rate securities through E*TRADE Securities LLC and are covered by the Consent Order. The agreement includes the resolution of all material individual auction rate securities arbitrations and litigations. The reserve also includes penalties and other estimated settlement costs.

On August 24, 2010, the South Carolina Securities Division filed an administrative complaint before the Securities Commissioner of South Carolina against E*TRADE Securities LLC based upon purchases of auction rate securities through E*TRADE Securities LLC by South Carolina residents. The complaint sought to suspend the South Carolina broker-dealer license of E*TRADE Securities LLC until South Carolina customers who purchased auction rate securities through E*TRADE Securities LLC and who wished to liquidate those positions were able to do so, and sought a fine not to exceed $10,000 for each potential violation of South Carolina statutes or rules. On March 25, 2011, E*TRADE Securities LLC, without admitting or denying the underlying allegations, findings or conclusions, resolved the South Carolina administrative action by entering into a consent order, pursuant to which E*TRADE Securities LLC agreed to pay a $10,000 civil penalty and to reimburse the South Carolina Securities Division’s investigative costs of $2,500. As of March 31, 2012, no existing South Carolina customers held any auction rate securities.

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

Loans

The Company provides access to real estate loans for its customers through a third party company. The Company structured this arrangement to minimize the assumption of any of the typical risks commonly associated with mortgage lending. The third party company providing this product performs all processing and underwriting of these loans. Shortly after closing, the third party company purchases the loans from the Company and is responsible for the credit risk associated with these loans. The Company had $121.8 million in commitments to originate loans, $14.0 million in commitments to sell loans and no commitments to purchase loans at March 31, 2012.

Other Investments

The Company has investments in low-income housing tax credit partnerships and other limited partnerships. The Company had $4.4 million in commitments to fund low income housing tax credit partnerships and other limited partnerships as of March 31, 2012.

Securities, Unused Lines of Credit and Certificates of Deposit

At March 31, 2012, the Company had commitments to purchase $0.5 billion in securities and commitments to sell $0.6 billion in securities. In addition, the Company had approximately $0.1 billion of certificates of deposit scheduled to mature in less than one year and $0.7 billion of unfunded commitments to extend credit.

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

During the 30-year period prior to the redemption of the trust preferred securities, ETBH guarantees the accrued and unpaid distributions on these securities, as well as the redemption price of the securities and certain costs that may be incurred in liquidating, terminating or dissolving the trusts (all of which would otherwise be payable by the trusts). At March 31, 2012, management estimated that the maximum potential liability under this arrangement is equal to approximately $436.8 million or the total face value of these securities plus dividends, which may be unpaid at the termination of the trust arrangement.

NOTE 13—SEGMENT INFORMATION

The Company reports its operating results in two segments, based on the manner in which its chief operating decision maker evaluates financial performance and makes resource allocation decisions: 1) trading and investing; and 2) balance sheet management. Trading and investing includes retail brokerage products and services; investor-focused banking products; market making; and corporate services. Balance sheet management includes the management of asset allocation and credit, liquidity and interest rate risk; loans previously originated by the Company or purchased from third parties; and customer cash and deposits.

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

The Company evaluates the performance of its segments based on the segment’s income (loss) before income taxes. Financial information for the Company’s reportable segments is presented in the following tables (dollars in thousands):

	Three Months Ended March 31, 2012
	Trading and Investing	Balance Sheet Management	Corporate/ Other	Total
Net operating interest income	$170,448	$114,403	$1	$284,852
Total non-interest income	170,389	34,169	(13)	204,545

Total net revenue	340,837	148,572	(12)	489,397
Provision for loan losses	—	71,947	—	71,947
Total operating expense	211,541	58,595	36,103	306,239

Income (loss) before other income (expense) and income taxes	129,296	18,030	(36,115)	111,211
Total other income (expense)	—	—	(45,217)	(45,217)

Income (loss) before income taxes	$129,296	$18,030	$(81,332)	65,994

Income tax expense				3,403

Net income				$62,591

	Three Months Ended March 31, 2011
	Trading and Investing	Balance Sheet Management	Corporate/ Other	Total
Net operating interest income	$188,852	$120,844	$6	$309,702
Total non-interest income	198,205	28,788	—	226,993

Total net revenue	387,057	149,632	6	536,695
Provision for loan losses	—	116,058	—	116,058
Total operating expense	202,614	53,465	41,935	298,014

Income (loss) before other income (expense) and income taxes	184,443	(19,891)	(41,929)	122,623
Total other income (expense)	—	—	(43,659)	(43,659)

Income (loss) before income taxes	$184,443	$(19,891)	$(85,588)	78,964

Income tax expense				33,731

Net income				$45,233

Segment Assets

	Trading and Investing	Balance Sheet Management	Corporate/ Other	Total
As of March 31, 2012	$9,965,181	$40,329,182	$997,381	$51,291,744
As of December 31, 2011	$9,608,020	$37,123,118	$1,209,314	$47,940,452

ITEM 4.	CONTROLS AND PROCEDURES

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

(b)

Our Chief Executive Officer and our Chief Financial Officer have evaluated the changes to the Company’s internal control over financial reporting that occurred during our last fiscal quarter ended March 31, 2012, as required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15, and have concluded that there were no such changes that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On October 27, 2000, Ajaxo, Inc. (“Ajaxo”) filed a complaint in the Superior Court for the State of California, County of Santa Clara. Ajaxo sought damages and certain non-monetary relief for the Company’s alleged breach of a non-disclosure agreement with Ajaxo pertaining to certain wireless technology that Ajaxo offered the Company as well as damages and other relief against the Company for their alleged misappropriation of Ajaxo’s trade secrets. Following a jury trial, a judgment was entered in 2003 in favor of Ajaxo against the Company for $1.3 million for breach of the Ajaxo non-disclosure agreement. Although the jury found in favor of Ajaxo on its claim against the Company for misappropriation of trade secrets, the trial court subsequently denied Ajaxo’s requests for additional damages and relief. On December 21, 2005, the California Court of Appeal affirmed the above-described award against the Company for breach of the nondisclosure agreement but remanded the case to the trial court for the limited purpose of determining what, if any, additional damages Ajaxo may be entitled to as a result of the jury’s previous finding in favor of Ajaxo on its claim against the Company for misappropriation of trade secrets. Although the Company paid Ajaxo the full amount due on the above-described judgment, the case was remanded back to the trial court, and on May 30, 2008, a jury returned a verdict in favor of the Company denying all claims raised and demands for damages against the Company. Following the trial court’s filing of entry of judgment in favor of the Company on September 5, 2008, Ajaxo filed post- trial motions for vacating this entry of judgment and requesting a new trial. By order dated November 4, 2008, the trial court denied these motions. On December 2, 2008, Ajaxo filed a notice of appeal with the Court of Appeal of the State of California for the Sixth District. Oral argument on the appeal was heard on July 15, 2010. On August 30, 2010, the Court of Appeal affirmed the trial court’s verdict in part and reversed the verdict in part, remanding the case. The Company petitioned the Supreme Court of California for review of the Court of Appeal decision. On December 16, 2010, the California Supreme Court denied the Company’s petition for review and remanded for further proceedings to the trial court. On September 20, 2011, the trial court granted limited discovery at a conference on November 4, 2011. The third trial in this matter commenced on February 21 and 22, 2012 and will continue on May 14 and 15, 2012. The Company will continue to defend itself vigorously.

On October 2, 2007, a class action complaint alleging violations of the federal securities laws was filed in the United States District Court for the Southern District of New York against the Company and its then Chief Executive Officer and Chief Financial Officer, Mitchell H. Caplan and Robert J. Simmons, respectively, by Larry Freudenberg on his own behalf and on behalf of others similarly situated (the “Freudenberg Action”). On July 17,

2008, the trial court consolidated this action with four other purported class actions, all of which were filed in the United States District Court for the Southern District of New York and which were based on the same facts and circumstances. On January 16, 2009, plaintiffs served their consolidated amended class action complaint in which they also named Dennis Webb, the Company’s former Capital Markets Division President, as a defendant. Plaintiffs contend, among other things, that the value of the Company’s stock between April 19, 2006 and November 9, 2007 was artificially inflated because the defendants issued materially false and misleading statements and failed to disclose that the Company was experiencing a rise in delinquency rates in its mortgage and home equity portfolios; failed to timely record an impairment on its mortgage and home equity portfolios; materially overvalued its securities portfolio, which included assets backed by mortgages; and based on the foregoing, lacked a reasonable basis for the positive statements made about the Company’s earnings and prospects. Plaintiffs seek to recover damages in an amount to be proven at trial, including interest and attorneys’ fees and costs. The parties entered into a Memorandum of Understanding (“MOU”) on December 17, 2011 to settle these consolidated actions. Under the terms of the MOU, the Company and its insurance carriers will pay $79 million in return for full releases. Approximately $10.8 million of the total settlement figure will be paid by the Company, and was expensed in the year ended December 31, 2011. This settlement is subject to Court approval and it has not yet been finalized. The defendants continue to deny that they committed any violations of law or breached any fiduciary duty to shareholders.

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

Based upon the same facts and circumstances alleged in the Freudenberg consolidated actions discussed above, a verified shareholder derivative complaint was filed in the United States District Court for the Southern District of New York on October 4, 2007 by Catherine Rubery, against the Company and its then Chief Executive Officer, President/Chief Operating Officer, Chief Financial Officer and individual members of its board of directors. The Rubery complaint was consolidated with another shareholder derivative complaint brought by shareholder Marilyn Clark in the same court and against the same named defendants. On July 26, 2010, plaintiffs served their consolidated amended complaint, in which they also named Dennis Webb, the Company’s former Capital Markets Division President, as a defendant. Plaintiffs allege, among other things, causes of action for breach of fiduciary duty, waste of corporate assets, unjust enrichment, and violation of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaint seeks, among other things, unspecified monetary damages in favor of the Company, changes to certain corporate governance procedures and various forms of injunctive relief. The Company will continue to defend itself vigorously in this matter.

On April 2, 2008, a class action complaint alleging violations of the federal securities laws was filed by John W. Oughtred on his own behalf and on behalf of all others similarly situated in the United States District Court for the Southern District of New York against the Company. Plaintiff contends, among other things, that the Company committed various sales practice violations in the sale of certain auction rate securities to investors between April 2, 2003, and February 13, 2008 by allegedly misrepresenting that these securities were highly liquid and safe investments for short term investing. On December 18, 2008, plaintiffs filed their first amended class action complaint. Defendants filed their pending motion to dismiss plaintiffs’ amended complaint on

February 5, 2009, and briefing on defendants’ motion to dismiss was completed on April 15, 2009. Plaintiffs seek to recover damages in an amount to be proven at trial, or, in the alternative, rescission of auction rate securities purchases, plus interest and attorneys’ fees and costs. On March 18, 2010, the District Court dismissed the complaint without prejudice. On April 22, 2010, plaintiffs amended their complaint. The Company has moved to dismiss the amended complaint. By an Order dated March 31, 2011, the Court granted the Company’s motion and dismissed the action with prejudice. On May 2, 2011, plaintiffs filed a Notice of Appeal to the U.S. Court of Appeals for the Second Circuit. Plaintiffs filed their brief on August 12, 2011. The Company’s responsive brief was filed October 26, 2011. Plaintiffs’ reply brief was filed on November 21, 2011. Prior to any hearings on the appeal, the lead plaintiffs in this action accepted the terms of the Purchase Offer in connection with the NASAA settlement (see below), and this class action was dismissed with prejudice in February 2012.

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

On January 19, 2010, the North Carolina Securities Division filed an administrative petition before the North Carolina Secretary of State against E*TRADE Securities LLC seeking to revoke the North Carolina securities dealer registration of E*TRADE Securities LLC or, alternatively, to suspend that registration until all North Carolina residents are made whole for their investments in auction rate securities purchased through E*TRADE Securities LLC. On March 8, 2011, E*TRADE Securities LLC, without admitting or denying the underlying allegations, findings or conclusions, resolved the North Carolina administrative action by entering into a consent order (“North Carolina Order”) pursuant to which E*TRADE Securities LLC agreed to pay a $25,000 civil penalty and to reimburse the North Carolina Securities Division’s investigative costs of $400,000. E*TRADE Securities LLC also agreed to various undertakings set forth in the North Carolina Order, including additional internal training on fixed income products and the retention of an independent consultant to review E*TRADE Securities LLC’s policies and procedures related to the approval and sale of fixed income products. As of March 31, 2012, no existing North Carolina customers held any auction rate securities.

On February 3, 2010, a class action complaint was filed in the United States District Court for the Northern District of California against E*TRADE Securities LLC by Joseph Roling on his own behalf and on behalf of all others similarly situated. The lead plaintiff alleges that E*TRADE Securities LLC unlawfully charged and collected certain account activity fees from its customers. Claimant, on behalf of himself and the putative class, asserts breach of contract, unjust enrichment and violation of California Civil Code Section 1671 and seeks equitable and injunctive relief for alleged illegal, unfair and fraudulent practices under California’s Unfair Competition Law, California Business and Professional Code Section 17200 et seq. The plaintiff seeks, among other things, certification of the class action on behalf of alleged similarly situated plaintiffs, unspecified damages and restitution of amounts allegedly wrongfully collected by E*TRADE Securities LLC, attorneys’ fees and expenses and injunctive relief. The Company moved to transfer venue on the case to the Southern District of New York; that motion was denied. The Court granted the Company’s motion to dismiss in part and denied the motion to dismiss in part. The Court bifurcated discovery to permit initial discovery on individual claims and class certification. Following preliminary discovery, Plaintiffs moved to amend their verified complaint for a second time, to assert new allegations and to add a plaintiff. The Company filed its opposition to this motion on December 27, 2011. On March 27, 2012, the Court granted the Company’s motion for summary judgement and granted the Company’s motion to dismiss. However, the Court allowed plaintiffs to seek a new class representative and permitted limited discovery on a narrow issue as to when the fee increase was posted on the Company’s website in 2005. The Company intends to vigorously defend itself against the remaining claims in this action.

On July 21, 2010, the Colorado Division of Securities filed an administrative complaint in the Colorado Office of Administrative Courts against E*TRADE Securities LLC based upon purchases of auction rate securities through E*TRADE Securities LLC by Colorado residents. On October 19, 2011, E*TRADE Securities LLC and the Colorado Division of Securities reached an agreement in principle to settle the Colorado proceeding whereby E*TRADE Securities LLC will offer to purchase auction rate securities held by Colorado customers who found themselves unable to sell their securities after those securities had been frozen in the broader auction rate securities market. The agreement in principle also included an agreement with the NASAA whereby E*TRADE Securities LLC will offer to purchase auction rate securities purchased through E*TRADE Securities LLC on a nationwide basis and pay a $5 million penalty to be allocated among 48 states and the District of Columbia, Puerto Rico and the Virgin Islands but exclusive of North Carolina and South Carolina with whom E*TRADE Securities LLC previously had reached separate settlements. Under the agreement in principle each state will receive its allocated share of the $5 million penalty pursuant to administrative consent cease and desist orders to be entered into by each state. A Consent Order memorializing the agreement in principle as it related to Colorado customers was entered by the Colorado Securities Commissioner on November 16, 2011, and amended on November 23, 2011, whereby E*TRADE Securities LLC, without admitting or denying the underlying allegations, agreed to pay an administrative penalty to Colorado of $84,202, which amount constituted Colorado’s share of the total NASAA state settlement amount of $5 million, and to reimburse the Colorado Division of Securities’ costs associated with the administrative action in the amount of $596,580. Under the terms of the Consent Order, E*TRADE Securities LLC will offer to purchase (or offer to arrange a third party to purchase), at par plus accrued and unpaid dividends and interest, from eligible investors nationwide their auction rate securities purchased through E*TRADE Securities LLC, or through an entity acquired by the Company on or before February 13, 2008, if such auction rate securities have failed at auction at least once since February 13, 2008 (“the Purchase Offer”). E*TRADE Securities LLC also agreed to identify eligible investors who purchased auction rate securities through E*TRADE Securities LLC on or before February 13, 2008, and sold those securities below par between February 13, 2008, and November 16, 2011, and to reimburse those sellers the difference between par value and the actual sales price plus reasonable interest. E*TRADE Securities LLC agreed to hold open the Purchase Offer until May 15, 2012, and to various other undertakings set forth in the Consent Order, including the establishment of a dedicated toll-free telephone assistance line and website to provide information and to respond to questions regarding the Consent Order. As of March 31, 2012, the total amount of auction rate securities held by Colorado customers was approximately $50,000 and the total amount of auction rate securities held by E*TRADE Securities LLC customers nationwide (including Colorado customers) was approximately $17.7 million. The Company recorded a reserve of $48 million during the year ended December 31, 2011. The reserve represented the Company’s estimate of the current fair value relative to par value of auction rate securities held by E*TRADE Securities LLC customers, as well as former customers who purchased auction rate securities through E*TRADE Securities LLC and are covered by the Consent Order. The agreement includes the resolution of all material individual auction rate securities arbitrations and litigations. The reserve also includes penalties and other estimated settlement costs.

On August 24, 2010, the South Carolina Securities Division filed an administrative complaint before the Securities Commissioner of South Carolina against E*TRADE Securities LLC based upon purchases of auction rate securities through E*TRADE Securities LLC by South Carolina residents. The complaint sought to suspend the South Carolina broker-dealer license of E*TRADE Securities LLC until South Carolina customers who purchased auction rate securities through E*TRADE Securities LLC and who wished to liquidate those positions were able to do so, and sought a fine not to exceed $10,000 for each potential violation of South Carolina statutes or rules. On March 25, 2011, E*TRADE Securities LLC, without admitting or denying the underlying allegations, findings or conclusions, resolved the South Carolina administrative action by entering into a consent order, pursuant to which E*TRADE Securities LLC agreed to pay a $10,000 civil penalty and to reimburse the South Carolina Securities Division’s investigative costs of $2,500. As of March 31, 2012, no existing South Carolina customers held any auction rate securities.

On May 16, 2011, Droplets Inc., the holder of two patents pertaining to user interface servers, filed a complaint in the U.S. District Court for the Eastern District of Texas against E*TRADE Financial Corporation,

E*TRADE Securities LLC, E*TRADE Bank and multiple other unaffiliated financial services firms. Plaintiff contends that the defendants engaged in patent infringement under federal law. Plaintiff seeks unspecified damages and an injunction against future infringements, plus royalties, costs, interest and attorneys’ fees. On September 30, 2011, the Company and several co-defendants filed a motion to transfer the case to the Southern District of New York. Venue discovery occurred throughout December 2011. On January 1, 2012, a new judge was assigned to the case. On March 28, 2012, a change of venue was granted and the case has been transferred to the United States District Court for the Southern District of New York. The Company will defend itself vigorously in this matter.

Several cases have been filed nationwide involving the April 2007 leveraged buyout (“LBO”) of the Tribune Company (“Tribune”) by Sam Zell, and the subsequent bankruptcy of Tribune. In William Niese et al. v. A.G. Edwards et al., in Superior Court of Delaware, New Castle County, former Tribune employees and retirees claimed that Tribune was actually insolvent at the time of the LBO and that the LBO constituted a fraudulent transaction that depleted the plaintiffs’ retirement plans, rendering them worthless. E*TRADE Clearing LLC, along with numerous other financial institutions, is a named defendant, but has not been served with process. One of the defendants removed the action to federal district court in Delaware on July 1, 2011. In Deutsche Bank Trust Company Americas et al. v. Adaly Opportunity Fund et al., filed in the Supreme Court of New York, New York County on June 3, 2011, the Trustees of certain notes issued by Tribune allege wrongdoing in connection with the LBO. In particular the Trustees claim that the LBO constituted a constructive fraudulent transfer under various state laws. E*TRADE Capital Markets, LLC, along with numerous other financial institutions, is a named defendant. In Deutsche Bank et al. v. Ohlson et al., filed in the U.S. District Court for the Northern District of Illinois, noteholders of Tribune asserted claims of constructive fraud. E*TRADE Capital Markets, LLC is a named defendant. In EGI-TRB LLC et al. v. ABN-AMRO et al., filed in the Circuit Court of Cook County Illinois, creditors of Tribune assert fraudulent conveyance claims against multiple shareholder defendants. E*TRADE Clearing LLC is a named defendant. There have been several motions filed by various parties to transfer venue and to consolidate these actions. The Company’s time to answer or otherwise respond to the complaints has been stayed pending further orders of the Court. The Court set a deadline of April 20, 2012, for defendants, including financial defendants such as the Company, to submit a proposed organization structure for an executive committee of counsel, and to submit a motion schedule. The Company will defend itself vigorously in these matters.

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

There have been no material changes in the Company’s risk factors from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

*31.1	Certification—Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification—Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification—Section 906 of the Sarbanes-Oxley Act of 2002

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 4, 2012

E*TRADE Financial Corporation (Registrant)

By	/S/ STEVEN J. FREIBERG
Steven J. Freiberg Chief Executive Officer (Principal Executive Officer)

By	/S/ MATTHEW J. AUDETTE
Matthew J. Audette Chief Financial Officer (Principal Financial and Accounting Officer)