Form 10-Q
period 2012-06-30
E TRADE FINANCIAL Corp
filed 2012-08-03
CIK 1015780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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

As of July 27, 2012, there were 285,740,705 shares of common stock outstanding.

E*TRADE FINANCIAL CORPORATION

FORM 10-Q QUARTERLY REPORT

For the Quarter Ended June 30, 2012

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and the related notes that appear elsewhere in this document and with the Annual Report on Form 10-K for the year ended December 31, 2011.

GLOSSARY OF TERMS

In analyzing and discussing our business, we utilize certain metrics, ratios and other terms that are defined in the Glossary of Terms, which is located at the end of Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Strategy

Our core business is our trading and investing customer franchise. Building on the strengths of this franchise, our strategy is focused on:

•

Strengthening our overall financial and franchise position. We are focused on achieving and maintaining an enterprise-wide risk culture and platform consistent with industry best-practices and top tier regulatory guidelines and expectations. We plan on strengthening our overall capital structure by deleveraging the balance sheet and reducing costs.

•

Improving our market position in our retail brokerage business. We plan to grow our customer base by continuing to focus on developing innovative products and services, investing in our sales force, and continuously enhancing the customer experience.

•

Capitalizing on the value of our complementary brokerage businesses. Our corporate services and market making businesses enhance our strategy by allowing us to realize additional economic benefit from our retail brokerage business.

•

Enhancing our position in retirement and investing. We believe growing our retirement and investing products and services is key to our long term success. Our primary focus is to expand the reach of our brand along with the awareness of our products to this key customer segment.

•

Continuing to manage and de-risk the Bank. We are focused on optimizing the value of customer deposits, while continuing to mitigate credit losses in our loan portfolio. Our near term priorities are de-risking, de-leveraging and strengthening our risk management function. In addition, we do not plan to offer new banking products to customers, including mortgages.

Key Factors Affecting Financial Performance

Our financial performance is affected by a number of factors outside of our control, including:

•	customer demand for financial products and services;

•	weakness or strength of the residential real estate and credit markets;

•	performance, volume and volatility of the equity and capital markets;

•	customer perception of the financial strength of our franchise;

•	market demand and liquidity in the secondary market for mortgage loans and securities;

•	market demand and liquidity in the wholesale borrowings market, including securities sold under agreements to repurchase;

•	our ability to obtain regulatory approval to move capital from our bank to our parent company; and

•	changes to the rules and regulations governing the financial services industry.

In addition to the items noted above, our success in the future will depend upon, among other things, our ability to:

•	have continued success in the acquisition, growth and retention of brokerage customers;

•	generate meaningful growth in the retirement and investing customer group;

•	strengthen our risk management function;

•	reduce credit costs and the size of the balance sheet;

•	generate capital sufficient to meet our operating needs at both our bank and our parent company;

•	assess and manage interest rate risk; and

•	have disciplined expense control and improved operational efficiency.

Management monitors a number of metrics in evaluating the Company’s performance. The most significant of these are shown in the table and discussed in the text below:

	As of or For the Three Months Ended June 30,		Variance	As of or For the Six Months Ended June 30,		Variance
	2012	2011	2012 vs. 2011	2012	2011	2012 vs. 2011
Customer Activity Metrics:
DARTs	138,653	147,908	(6)%	147,747	162,476	(9)%
Average commission per trade	$10.68	$11.14	(4)%	$10.87	$11.24	(3)%
Margin receivables (dollars in billions)	$5.8	$5.7	2%	$5.8	$5.7	2%
End of period brokerage accounts	2,874,605	2,759,773	4%	2,874,605	2,759,773	4%
Net new brokerage accounts	45,599	24,950	*	91,593	75,462	*
Customer assets (dollars in billions)	$192.5	$185.6	4%	$192.5	$185.6	4%
Net new brokerage assets (dollars in billions)	$2.2	$1.5	*	$6.2	$5.4	*
Brokerage related cash (dollars in billions)	$29.2	$26.3	11%	$29.2	$26.3	11%
Company Financial Metrics:
Corporate cash (dollars in millions)	$436.5	$423.7	3%	$436.5	$423.7	3%
E*TRADE Financial Tier 1 leverage ratio	5.7%	5.4%	0.3%	5.7%	5.4%	0.3%
E*TRADE Financial Tier 1 common ratio	10.2%	8.4%	1.8%	10.2%	8.4%	1.8%
E*TRADE Bank Tier 1 leverage ratio(1)	7.9%	7.9%	0.0%	7.9%	7.9%	0.0%
Special mention loan delinquencies (dollars in millions)	$349.5	$461.3	(24)%	$349.5	$461.3	(24)%
Allowance for loan losses (dollars in millions)	$525.8	$878.6	(40)%	$525.8	$878.6	(40)%
Enterprise net interest spread	2.44%	2.89%	(0.45)%	2.47%	2.87%	(0.40)%
Enterprise interest-earning assets (average dollars in billions)	$44.8	$42.9	4%	$44.8	$42.8	5%

*	Percentage not meaningful.
(1)

The Company transitioned from reporting under the Office of Thrift Supervision (“OTS”) reporting requirements to reporting under the Office of the Comptroller of the Currency (“OCC”) reporting requirements in the first quarter of 2012. The Tier 1 leverage ratio is the OCC Tier 1 leverage ratio as of June 30, 2012 and the OTS Tier 1 capital ratio at June 30, 2011. The OTS Tier 1 capital ratio and OCC Tier 1 leverage ratio are both calculated in the same manner using adjusted total assets.

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

•

E*TRADE Financial Tier 1 leverage ratio is Tier 1 capital divided by average total assets for the parent company for leverage capital purposes. E*TRADE Financial Tier 1 common ratio is Tier 1 capital less elements of Tier 1 capital that are not in the form of common equity, such as trust preferred securities, divided by total risk-weighted assets for the holding company. The Tier 1 leverage and Tier 1 common ratios are non-GAAP measures as the parent company is not yet held to these regulatory capital requirements and are indications of E*TRADE Financial’s capital adequacy. See Liquidity and Capital Resources for a reconciliation of these non-GAAP measures to the comparable GAAP measures.

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

Significant Events in the Second Quarter of 2012

Submission of Our Strategic and Capital Plan

•

We submitted a long-term strategic and capital plan to the OCC and Federal Reserve, which included: our five-year business strategy; forecasts of our business results and capital ratios; capital distribution plans in current and adverse operating conditions; and internally developed stress tests.

Enhancements to Our Trading and Investing Products and Services

•	We enhanced our E*TRADE Pro platform by adding new tools including a trading ladder and strategy screeners and implemented changes to simplify the overall user experience on our customer website;

•	We continued to offer investor education with over 300,000 interactions during the quarter, comprising seminars, webinars and videos, both live and on-demand; and

•	We opened two new branches in Cupertino, California and New York, New York which increased our total network to 30 branches.

EARNINGS OVERVIEW

We generated net income of $39.5 million and $102.1 million, or $0.14 and $0.35 per diluted share, on total net revenue of $452.4 million and $941.8 million for the three and six months ended June 30, 2012, respectively. Net operating interest income decreased 12% and 10% to $279.1 million and $564.0 million for the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011, which was driven primarily by a decrease in enterprise net interest spread during the comparable periods. Commissions, fees and service charges, principal transactions and other revenue decreased 12% and 13% to $153.9 million and $327.1 million for the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011, which was driven primarily by decreases in trading activity during the comparable periods. In addition, gains on loans and securities, net and net impairment decreased 31% and 7% to $19.4 million and $50.8 million for the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011.

Provision for loan losses declined 35% and 36% to $67.3 million and $139.2 million for the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011, driven primarily by improving credit trends and loan portfolio run-off. Total operating expenses decreased 3% to $281.5 million and decreased slightly to $587.7 million for the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011. These decreases were driven primarily by decreases in clearing and servicing and other operating expenses offset by increases in compensation and benefits expense and FDIC insurance premiums for the three and six months ended June 30, 2012.

The following sections describe in detail the changes in key operating factors and other changes and events that affected net revenue, provision for loan losses, operating expense, other income (expense) and income tax expense.

Revenue

The components of revenue and the resulting variances are as follows (dollars in millions):

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
			2012 vs. 2011				2012 vs. 2011
	2012	2011	Amount	%	2012	2011	Amount	%
Net operating interest income	$279.1	$315.4	$(36.3)	(12)%	$564.0	$625.1	$(61.1)	(10)%
Commissions	93.3	103.8	(10.5)	(10)%	200.7	228.3	(27.6)	(12)%
Fees and service charges	29.1	36.6	(7.5)	(21)%	61.1	73.9	(12.8)	(17)%
Principal transactions	21.2	23.8	(2.6)	(11)%	45.4	53.3	(7.9)	(15)%
Gains on loans and securities, net	24.7	31.0	(6.3)	(20)%	59.6	63.3	(3.7)	(6)%
Net impairment	(5.3)	(2.9)	(2.4)	83%	(8.8)	(8.9)	0.1	(2)%
Other revenues	10.3	9.9	0.4	4%	19.8	19.3	0.5	3%

Total non-interest income	173.3	202.2	(28.9)	(14)%	377.8	429.2	(51.4)	(12)%

Total net revenue	$452.4	$517.6	$(65.2)	(13)%	$941.8	$1,054.3	$(112.5)	(11)%

Net Operating Interest Income

Net operating interest income decreased 12% and 10% to $279.1 million and $564.0 million for the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011. Net operating interest income is earned primarily through investing customer cash and deposits in enterprise interest-earning assets, which include: real estate loans, margin receivables, available-for-sale securities and held-to-maturity securities.

The following tables present enterprise average balance sheet data and enterprise income and expense data for our operations, as well as the related net interest spread, yields and rates and have been prepared on the basis required by the SEC’s Industry Guide 3, “Statistical Disclosure by Bank Holding Companies” (dollars in millions):

	Three Months Ended June 30,
	2012			2011
	Average Balance	Operating Interest Inc./Exp.	Average Yield/ Cost	Average Balance	Operating Interest Inc./Exp.	Average Yield/ Cost
Enterprise interest-earning assets:
Loans(1)	$12,324.6	$125.0	4.06%	$15,030.0	$181.0	4.82%
Margin receivables	5,633.4	55.4	3.96%	5,732.5	58.7	4.11%
Available-for-sale securities	16,336.1	98.6	2.41%	15,428.2	107.0	2.78%
Held-to-maturity securities	8,108.5	60.3	2.97%	3,950.3	32.9	3.34%
Cash and equivalents	1,115.7	0.5	0.19%	1,489.2	0.8	0.20%
Segregated cash	741.8	0.1	0.06%	638.6	0.2	0.09%
Securities borrowed and other	509.4	12.7	10.02%	639.2	12.5	7.84%

Total enterprise interest-earning assets	44,769.5	352.6	3.15%	42,908.0	393.1	3.67%

Non-operating interest-earning and non-interest earning assets(2)	4,605.1			4,290.5

Total assets	$49,374.6			$47,198.5

	Three Months Ended June 30,
	2012			2011
	Average Balance	Operating Interest Inc./Exp.	Average Yield/ Cost	Average Balance	Operating Interest Inc./Exp.	Average Yield/ Cost
Enterprise interest-bearing liabilities:
Deposits	$28,583.3	6.6	0.09%	$26,091.5	11.8	0.18%
Customer payables	5,303.4	2.9	0.22%	5,489.3	2.1	0.16%
Securities sold under agreements to repurchase	4,802.8	40.5	3.33%	5,369.1	38.0	2.80%
Federal Home Loan Bank (“FHLB”) advances and other borrowings	2,733.3	25.4	3.68%	2,745.2	26.9	3.89%
Securities loaned and other	702.2	0.0	0.02%	655.2	0.4	0.24%

Total enterprise interest-bearing liabilities	42,125.0	75.4	0.71%	40,350.3	79.2	0.78%

Non-operating interest-bearing and non-interest bearing liabilities(3)	2,197.2			2,208.5

Total liabilities	44,322.2			42,558.8
Total shareholders’ equity	5,052.4			4,639.7

Total liabilities and shareholders’ equity	$49,374.6			$47,198.5

Excess of enterprise interest-earning assets over enterprise interest-bearing liabilities/Enterprise net interest income/Spread	$2,644.5	$277.2	2.44%	$2,557.7	$313.9	2.89%

Enterprise net interest margin (net yield on enterprise interest-earning assets)			2.48%			2.93%
Ratio of enterprise interest-earning assets to enterprise interest-bearing liabilities			106.28%			106.34%
Return on average:
Total assets			0.32%			0.40%
Total shareholders’ equity			3.13%			4.06%
Average equity to average total assets			10.23%			9.83%

Reconciliation from enterprise net interest income to net operating interest income (dollars in millions):

	Three Months Ended June 30,
	2012	2011
Enterprise net interest income	$277.2	$313.9
Taxable equivalent interest adjustment	(0.3)	(0.3)
Earnings on customer cash held by third parties and other(4)	2.2	1.8

Net operating interest income	$279.1	$315.4

(1)

Nonaccrual loans are included in the average loan balances. Interest payments received on nonaccrual loans are recognized on a cash basis in operating interest income until it is doubtful that full payment will be collected, at which point payments are applied to principal.

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

(4)

Includes revenue earned on average customer assets of $3.6 billion and $3.7 billion for the three months ended June 30, 2012 and 2011, respectively, held by parties outside E*TRADE Financial, including third party money market funds and sweep deposit accounts at unaffiliated financial institutions.

	Six Months Ended June 30,
	2012			2011
	Average Balance	Operating Interest Inc./Exp.	Average Yield/Cost	Average Balance	Operating Interest Inc./Exp.	Average Yield/Cost
Enterprise interest-earning assets:
Loans(1)	$12,648.6	$264.5	4.18%	$15,425.2	$367.3	4.76%
Margin receivables	5,245.4	103.4	3.96%	5,588.7	115.0	4.15%
Available-for-sale securities	16,195.5	204.6	2.53%	15,589.6	218.2	2.80%
Held-to-maturity securities	7,513.1	113.6	3.03%	3,238.4	53.7	3.32%
Cash and equivalents	1,360.4	1.4	0.20%	1,659.7	1.7	0.20%
Segregated cash	1,285.8	0.5	0.07%	682.7	0.4	0.11%
Securities borrowed and other	581.2	25.3	8.77%	641.5	22.3	7.00%

Total enterprise interest-earning assets	44,830.0	713.3	3.19%	42,825.8	778.6	3.64%

Non-operating interest-earning and non-interest earning assets(2)	4,522.9			4,381.0

Total assets	$49,352.9			$47,206.8

Enterprise interest-bearing liabilities:
Deposits	$28,255.6	15.0	0.11%	$25,864.7	24.0	0.19%
Customer payables	5,634.4	5.5	0.20%	5,404.6	4.0	0.15%
Securities sold under agreements to repurchase	4,896.0	81.2	3.28%	5,625.6	76.0	2.69%
Federal Home Loan Bank (“FHLB”) advances and other borrowings	2,732.7	50.8	3.68%	2,748.7	52.2	3.78%
Securities loaned and other	645.4	0.2	0.06%	670.0	0.7	0.22%

Total enterprise interest-bearing liabilities	42,164.1	152.7	0.72%	40,313.6	156.9	0.77%

Non-operating interest-bearing and non-interest bearing liabilities(3)	2,175.3			2,497.3

Total liabilities	44,339.4			42,810.9
Total shareholders’ equity	5,013.5			4,395.9

Total liabilities and shareholders’ equity	$49,352.9			$47,206.8

Excess of enterprise interest-earning assets over enterprise interest-bearing liabilities/Enterprise net interest income/Spread	$2,665.9	$560.6	2.47%	$2,512.2	$621.7	2.87%

Enterprise net interest margin (net yield on enterprise interest-earning assets)			2.50%			2.90%
Ratio of enterprise interest-earning assets to enterprise interest-bearing liabilities			106.32%			106.23%
Return on average:
Total assets			0.41%			0.39%
Total shareholders’ equity			4.07%			4.20%
Average equity to average total assets			10.16%			9.31%

Reconciliation from enterprise net interest income to net operating interest income (dollars in millions):

	Six Months Ended June 30,
	2012	2011
Enterprise net interest income	$560.6	$621.7
Taxable equivalent interest adjustment	(0.6)	(0.6)
Earnings on customer cash held by third parties and other(4)	4.0	4.0

Net operating interest income	$564.0	$625.1

(1)

Nonaccrual loans are included in the average loan balances. Interest payments received on nonaccrual loans are recognized on a cash basis in operating interest income until it is doubtful that full payment will be collected, at which point payments are applied to principal.

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

(4)

Includes revenue earned on average customer assets of $3.7 billion for both the six months ended June 30, 2012 and 2011, held by parties outside E*TRADE Financial, including third party money market funds and sweep deposit accounts at unaffiliated financial institutions.

The fluctuation in enterprise interest-earning assets is driven primarily by changes in enterprise interest-bearing liabilities, specifically customer cash and deposits. Average enterprise interest-earning assets increased 4% to $44.8 billion and 5% to $44.8 billion for the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011. This was primarily a result of the increases in average segregated cash and average available-for-sale and held-to-maturity securities, offset by decreases in average loans and average margin receivables.

Average enterprise interest-bearing liabilities increased 4% to $42.1 billion and 5% to $42.2 billion for the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011. The increase in average enterprise interest-bearing liabilities was due primarily to an increase in average deposits offset by a decrease in average securities sold under agreements to repurchase.

Enterprise net interest spread decreased by 45 basis points to 2.44% and by 40 basis points to 2.47% for the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011, due primarily to lower yields on loans and the impact of the current interest rate environment, which remains challenging. We expect enterprise net interest spread to continue to decline during the remainder of 2012, averaging slightly above 2.40% for the full year; however, spread may fluctuate based on the size and mix of the balance sheet.

Commissions

Commissions revenue decreased 10% to $93.3 million and 12% to $200.7 million for the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011. The main factors that affect commissions are DARTs, average commission per trade and the number of trading days during the period. Average commission per trade is impacted by customer mix and the different commission rates on various trade types (e.g. equities, options, fixed income, stock plan, exchange-traded funds, mutual funds, forex and cross border). Accordingly, changes in the mix of trade types will impact average commission per trade.

DART volume decreased 6% to 138,653 and 9% to 147,747 for the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011. Option-related DARTs as a percentage of total DARTs represented 24% of trading volume for both the three and six months ended June 30, 2012, compared to 20% for the same periods in 2011. Exchange-traded funds-related DARTs as a percentage of total DARTs represented 9% and 8% of trading volume for the three and six months ended June 30, 2012, respectively, compared to 10% and 9% for the comparable periods in 2011.

Average commission per trade decreased 4% to $10.68 and 3% to $10.87 for the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011. The decreases were driven primarily by changes in customer mix; specifically customers who have a higher commission per trade traded less during the three and six months ended June 30, 2012 compared to our active trader customers, who generally have lower commission per trade, when compared to the same periods in 2011.

Fees and Service Charges

Fees and service charges decreased 21% to $29.1 million and 17% to $61.1 million for the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011. The decrease was driven primarily by lower reorganization fee revenue related to a large public company reorganization in the second quarter of 2011 and by a decline in other fees and service charges due to decreased customer activity. The table below shows the components of fees and service charges and the resulting variances (dollars in millions):

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
			2012 vs. 2011				2012 vs. 2011
	2012	2011	Amount	%	2012	2011	Amount	%
Order flow revenue	$13.2	$14.0	$(0.8)	(6)%	$28.7	$30.8	$(2.1)	(7)%
Mutual fund service fees	4.0	4.1	(0.1)	(2)%	7.8	7.7	0.1	1%
Foreign exchange revenue	2.1	2.9	(0.8)	(28)%	5.5	6.6	(1.1)	(17)%
Reorganization fees	2.0	6.6	(4.6)	(70)%	3.6	9.5	(5.9)	(62)%
Advisor management fees	1.4	0.6	0.8	133%	2.5	2.8	(0.3)	(11)%
Other fees and service charges	6.4	8.4	(2.0)	(24)%	13.0	16.5	(3.5)	(21)%

Total fees and service charges	$29.1	$36.6	$(7.5)	(21)%	$61.1	$73.9	$(12.8)	(17)%

Principal Transactions

Principal transactions decreased 11% to $21.2 million and 15% to $45.4 million for the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011. Principal transactions are derived from our market making business in which we act as a market-maker for our brokerage customers’ orders as well as orders from third party customers. The decrease in principal transactions revenue was driven primarily by a decrease in trading volume when compared to the same periods in 2011.

Gains on Loans and Securities, Net

Gains on loans and securities, net were $24.7 million and $59.6 million for the three and six months ended June 30, 2012 as shown in the following table (dollars in millions):

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
			2012 vs. 2011				2012 vs. 2011
	2012	2011	Amount	%	2012	2011	Amount	%
Gains on loans, net	$0.2	$0.1	$0.1	*	$0.2	$0.1	$0.1	*

Gains on available-for-sale securities, net	30.1	25.3	4.8	19%	65.0	61.1	3.9	6%
Gains (losses) on trading securities, net	(0.1)	0.3	(0.4)	*	(0.1)	0.9	(1.0)	*
Hedge ineffectiveness	(5.5)	5.3	(10.8)	*	(5.5)	1.2	(6.7)	*

Gains on securities, net	24.5	30.9	(6.4)	(21)%	59.4	63.2	(3.8)	(6)%

Gains on loans and securities, net	$24.7	$31.0	$(6.3)	(20)%	$59.6	$63.3	$(3.7)	(6)%

*	Percentage not meaningful.

Net Impairment

We recognized $5.3 million and $8.8 million of net impairment during the three and six months ended June 30, 2012, respectively, on certain securities in our non-agency CMO portfolio due to continued deterioration in the expected credit performance of the underlying loans in those specific securities. The gross other-than-temporary impairment (“OTTI”) and the noncredit portion of OTTI, which was or had been previously recorded through other comprehensive income, are shown in the table below (dollars in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Other-than-temporary impairment (“OTTI”)	$(1.4)	$(2.0)	$(14.1)	$(6.9)
Less: noncredit portion of OTTI recognized into (out of) other comprehensive income (loss) (before tax)	(3.9)	(0.9)	5.3	(2.0)

Net impairment	$(5.3)	$(2.9)	$(8.8)	$(8.9)

Provision for Loan Losses

Provision for loan losses decreased 35% to $67.3 million and 36% to $139.2 million for the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011. The decrease in provision for loan losses was driven primarily by improving credit trends, as evidenced by the lower levels of delinquent loans in the one- to four-family and home equity loan portfolios, and loan portfolio run-off. The provision for loan losses has declined 87% from its peak of $517.8 million in the third quarter of 2008. We expect provision for loan losses to continue to decline over the long term, although it is subject to variability from quarter to quarter.

Operating Expense

The components of operating expense and the resulting variances are as follows (dollars in millions):

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
			2012 vs. 2011				2012 vs. 2011
	2012	2011	Amount	%	2012	2011	Amount	%
Compensation and benefits	$85.6	$80.5	$5.1	6%	$177.8	$164.5	$13.3	8%
Clearing and servicing	32.8	39.2	(6.4)	(16)%	67.4	78.3	(10.9)	(14)%
Advertising and market development	36.6	37.0	(0.4)	(1)%	84.1	81.4	2.7	3%
FDIC insurance premiums	27.2	24.0	3.2	13%	55.6	44.6	11.0	25%
Professional services	19.9	21.5	(1.6)	(7)%	40.3	44.9	(4.6)	(10)%
Occupancy and equipment	18.2	17.2	1.0	6%	36.1	34.0	2.1	6%
Communications	18.4	17.2	1.2	7%	37.5	32.8	4.7	14%
Depreciation and amortization	23.1	22.7	0.4	2%	45.3	44.8	0.5	1%
Amortization of other intangibles	6.3	6.5	(0.2)	(4)%	12.6	13.1	(0.5)	(4)%
Facility restructuring and other exit activities	1.6	2.1	(0.5)	*	1.2	5.6	(4.4)	*
Other operating expenses	11.8	23.0	(11.2)	(49)%	29.8	44.9	(15.1)	(34)%

Total operating expense	$281.5	$290.9	$(9.4)	(3)%	$587.7	$588.9	$(1.2)	(0)%

*	Percentage not meaningful.

Compensation and Benefits

Compensation and benefits increased 6% to $85.6 million and 8% to $177.8 million for the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011. The increase resulted primarily from higher compensation expense as a result of a 3% increase in the employee base from June 30, 2011 to June 30, 2012.

Clearing and Servicing

Clearing and servicing decreased 16% to $32.8 million and 14% to $67.4 million for the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011. These decreases resulted primarily from lower trading volumes and lower loan balances compared to the same periods in 2011.

FDIC Insurance Premiums

FDIC insurance premiums increased 13% to $27.2 million and 25% to $55.6 million for the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011. The increases were due primarily to an industry wide change in the FDIC insurance premium assessment calculation, effective in the second quarter of 2011. The three and six months ended June 30, 2011 did not include approximately $6 million of FDIC insurance premium related to the new assessment calculation as it was not finalized and recorded until the third quarter of 2011.

Professional Services

Professional services decreased 7% to $19.9 million and 10% to $40.3 million for the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011. The decreases were driven primarily by declines in legal expenses compared to the same periods in 2011.

Communications

Communications expense increased 7% to $18.4 million and 14% to $37.5 million for the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011. This was driven primarily by increases in vendor service fees compared to the same periods in 2011.

Other Operating Expenses

Other operating expenses decreased 49% to $11.8 million and 34% to $29.8 million for the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011. The decrease was driven by a $10.2 million benefit during the second quarter of 2012 related to our offer to purchase auction rate securities from eligible holders. The costs of this program, which expired on May 15, 2012, were approximately $10.2 million less than our previous estimate.

Other Income (Expense)

Other income (expense) increased 5% to $43.2 million and 4% to $88.4 million for the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011 as shown in the following table (dollars in millions):

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
			2012 vs. 2011				2012 vs. 2011
	2012	2011	Amount	%	2012	2011	Amount	%
Corporate interest income	$—	$0.1	$(0.1)	*	$—	$0.7	$(0.7)	*
Corporate interest expense	(45.3)	(44.8)	(0.5)	1%	(90.4)	(88.1)	(2.3)	3%
Gains on early extinguishment of debt	—	3.1	(3.1)	*	—	3.1	(3.1)	*
Equity in income (loss) of investments and venture funds	2.1	0.6	1.5	*	2.0	(0.3)	2.3	*

Total other income (expense)	$(43.2)	$(41.0)	$(2.2)	5%	$(88.4)	$(84.6)	$(3.8)	4%

*	Percentage not meaningful.

Total other income (expense) primarily consisted of corporate interest expense on interest-bearing corporate debt for the three and six months ended June 30, 2012. Corporate interest expense increased 1% and 3% to $45.3 million and $90.4 million for the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011. In addition to the stated interest on corporate debt, the corporate interest expense line item included the benefit of discontinued fair value hedges on corporate debt, which decreased $0.8 million and $2.2 million for the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011. Offsetting interest expense for the three and six months ended June 30, 2011 was a $3.1 million gain on early extinguishment of debt related to the call of the 7 3/8% Notes due September 2013 in the second quarter of 2011.

Income Tax Expense

For the three months ended June 30, 2012, income tax expense and the effective tax rate were $21.0 million and 34.7%, compared to $35.5 million and 43.0%, respectively for the same period in 2011. For the six months ended June 30, 2012, income tax expense and the effective tax rate were $24.4 million and 19.3%, compared to $69.2 million and 42.8%, respectively for the same period in 2011.

During the first quarter of 2012, we recorded an income tax benefit of $26.3 million related to certain losses on the 2009 Debt Exchange that were previously considered non-deductible. Through additional research completed in the first quarter of 2012, we identified that a portion of those losses were incorrectly treated as non-deductible in 2009 and were deductible for tax purposes. The $26.3 million tax benefit resulted in a corresponding increase to the deferred tax assets, which were $1.5 billion as of June 30, 2012. Without this benefit, our effective tax rate for the six months ended June 30, 2012 would have been 40.1%, calculated as follows (dollars in thousands):

	Pre-tax Income	Tax Expense (Benefit)	Tax Rate
Tax rate before tax benefit	$126,534	$50,717	40.1%
Income tax benefit related to certain losses on the 2009 Debt Exchange	—	(26,284)	N/A

Total as reported	$126,534	$24,433	19.3%

In addition, the three and six months ended June 30, 2012 included a benefit of $6.7 million, primarily related to state tax credits generated from software development.

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

We did not establish any valuation allowance against federal deferred tax assets as of June 30, 2012 as we believe that it is more likely than not that all of these assets will be realized. We continue to maintain a valuation allowance for certain of our state, foreign country and charitable contribution deferred tax assets as it is more likely than not that they will not be realized.

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

SEGMENT RESULTS REVIEW

We report operating results in two segments: 1) trading and investing; and 2) balance sheet management. Trading and investing includes retail brokerage products and services; investor-focused banking products; market making; and corporate services. Balance sheet management includes the management of asset allocation; loans previously originated by the Company or purchased from third parties; customer cash and deposits; and credit, liquidity and interest rate risk for the Company as described in the Risk Management section. Costs associated with certain functions that are centrally-managed are separately reported in a corporate/other category.

Trading and Investing

The following table summarizes trading and investing financial information and key metrics as of and for the three and six months ended June 30, 2012 and 2011 (dollars in millions, except for key metrics):

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
			2012 vs. 2011				2012 vs. 2011
	2012	2011	Amount	%	2012	2011	Amount	%
Net operating interest income	$165.2	$191.8	$(26.6)	(14)%	$335.7	$380.6	$(44.9)	(12)%
Commissions	93.3	103.8	(10.5)	(10)%	200.7	228.3	(27.6)	(12)%
Fees and service charges	28.4	35.8	(7.4)	(21)%	59.4	71.9	(12.5)	(18)%
Principal transactions	21.2	23.8	(2.6)	(11)%	45.4	53.3	(7.9)	(15)%
Other revenues	8.8	7.7	1.1	14%	16.6	15.8	0.8	5%

Total net revenue	316.9	362.9	(46.0)	(13)%	657.8	749.9	(92.1)	(12)%
Total operating expense	188.1	192.6	(4.5)	(2)%	399.7	395.2	4.5	1%

Trading and investing income	$128.8	$170.3	$(41.5)	(24)%	$258.1	$354.7	$(96.6)	(27)%

Key Metrics:
DARTs	138,653	147,908	(9,255)	(6)%	147,747	162,476	(14,729)	(9)%
Average commission per trade	$10.68	$11.14	$(0.46)	(4)%	$10.87	$11.24	$(0.37)	(3)%
Margin receivables (dollars in billions)	$5.8	$5.7	$0.1	2%	$5.8	$5.7	$0.1	2%
End of period brokerage accounts	2,874,605	2,759,773	114,832	4%	2,874,605	2,759,773	114,832	4%
Net new brokerage accounts	45,599	24,950	20,649	*	91,593	75,462	16,131	*
Customer assets (dollars in billions)	$192.5	$185.6	$6.9	4%	$192.5	$185.6	$6.9	4%
Net new brokerage assets (dollars in billions)	$2.2	$1.5	$0.7	*	$6.2	$5.4	$0.8	*
Brokerage related cash (dollars in billions)	$29.2	$26.3	$2.9	11%	$29.2	$26.3	$2.9	11%

*	Percentage not meaningful.

The trading and investing segment offers products and services to individual retail investors, generating revenue from these brokerage and banking relationships and from market making and corporate services activities. This segment generates five main sources of revenue: net operating interest income; commissions; fees and service charges; principal transactions; and other revenues. Net operating interest income is generated primarily from margin receivables and from a deposit transfer pricing arrangement with the balance sheet management segment. The balance sheet management segment utilizes the vast majority of customer cash and deposits and compensates the trading and investing segment via a market-based transfer pricing arrangement. This compensation is reflected in segment results as operating interest income for the trading and investing segment and operating interest expense for the balance sheet management segment and is eliminated in consolidation. Customer cash and deposits utilized by the balance sheet management segment include retail deposits and customer payables. Other revenues include results from providing software and services for managing equity compensation plans from corporate customers, as we ultimately service retail investors through these corporate relationships.

Trading and investing income decreased 24% to $128.8 million and 27% to $258.1 million for the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011. We continued to generate net new brokerage accounts, ending the quarter with 2.9 million accounts. Our brokerage related cash, which is one of our most profitable sources of funding, increased by $2.9 billion when compared to the same period in 2011.

Trading and investing commissions decreased by 10% to $93.3 million and 12% to $200.7 million for the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011. These decreases in commissions were primarily the result of a decrease in DARTs of 6% to 138,653 and 9% to 147,747 for the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011.

Trading and investing fees and service charges decreased 21% to $28.4 million and 18% to $59.4 million for the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011. These decreases for the three and six months ended June 30, 2012 were driven by decreases in order flow revenue, reorganization fee revenue and foreign exchange fee revenue compared to the same periods in 2011.

Trading and investing principal transactions decreased 11% to $21.2 million and 15% to $45.4 million for the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011. The decreases in principal transactions revenue were driven primarily by decreases in trading volume when compared to the same periods in 2011.

Trading and investing operating expense decreased 2% to $188.1 million and increased 1% to $399.7 million for the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011. The decrease during the three months ended June 30, 2012 was driven by a $10.2 million benefit related to our offer to purchase auction rate securities from eligible holders which expired on May 15, 2012. The increase for the six months ended June 30, 2012 was driven primarily by an increase in compensation and benefits expense resulting from an increase in the employee base from June 30, 2011 to June 30, 2012, which was mostly offset by the $10.2 million benefit discussed above.

As of June 30, 2012, we had approximately 2.9 million brokerage accounts, 1.1 million stock plan accounts and 0.4 million banking accounts. For the three months ended June 30, 2012 and 2011, our brokerage products contributed 70% and 68%, respectively, and our banking products contributed 30% and 32%, respectively, of total trading and investing net revenue. For the six months ended June 30, 2012 and 2011, our brokerage products contributed 69% and 70%, respectively, and our banking products contributed 31% and 30%, respectively, of total trading and investing net revenue.

Balance Sheet Management

The following table summarizes balance sheet management financial information and key metrics as of and for the three and six months ended June 30, 2012 and 2011 (dollars in millions):

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
			2012 vs. 2011				2012 vs. 2011
	2012	2011	Amount	%	2012	2011	Amount	%
Net operating interest income	$113.9	$123.7	$(9.8)	(8)%	$228.3	$244.5	$(16.2)	(7)%
Fees and service charges	0.7	0.8	(0.1)	(16)%	1.7	1.9	(0.2)	(10)%
Gains on loans and securities, net	24.8	31.4	(6.6)	(21)%	59.8	63.6	(3.8)	(6)%
Net impairment	(5.3)	(2.9)	(2.4)	83%	(8.8)	(8.9)	0.1	(2)%
Other revenues	1.4	1.8	(0.4)	(23)%	3.0	3.3	(0.3)	(9)%

Total net revenue	135.5	154.8	(19.3)	(12)%	284.0	304.4	(20.4)	(7)%
Provision for loan losses	67.3	103.1	(35.8)	(35)%	139.2	219.2	(80.0)	(36)%
Total operating expense	56.6	58.3	(1.7)	(3)%	115.2	111.7	3.5	3%

Balance sheet management income (loss)	$11.6	$(6.6)	$18.2	*	$29.6	$(26.5)	$56.1	*

Key Metrics:
Special mention loan delinquencies	$349.5	$461.3	$(111.8)	(24)%	$349.5	$461.3	$(111.8)	(24)%
Allowance for loan losses	$525.8	$878.6	$(352.8)	(40)%	$525.8	$878.6	$(352.8)	(40)%
Allowance for loan losses as a % of gross loans receivable	4.47%	6.04%	*	(1.57)%	4.47%	6.04%	*	(1.57)%

*	Percentage not meaningful.

The balance sheet management segment generates revenue from managing loans previously originated by the Company or purchased from third parties, as well as utilizing customer cash and deposits to generate additional net operating interest income. The balance sheet management segment utilizes customer cash and deposits from the trading and investing segment, wholesale borrowings and proceeds from loan pay-downs to invest in available-for-sale and held-to-maturity securities. Net operating interest income is generated from interest earned on available-for-sale and held-to-maturity securities and loans receivable, net of interest paid on wholesale borrowings and on a deposit transfer pricing arrangement with the trading and investing segment. The balance sheet management segment utilizes the vast majority of customer cash and deposits and compensates the trading and investing segment via a market-based transfer pricing arrangement. This compensation is reflected in segment results as operating interest income for the trading and investing segment and operating interest expense for the balance sheet management segment and is eliminated in consolidation. Customer cash and deposits utilized by the balance sheet management segment include retail deposits and customer payables.

The balance sheet management segment reported income of $11.6 million and $29.6 million for the three and six months ended June 30, 2012. The balance sheet management income was due primarily to a decrease in provision for loan losses of 35% to $67.3 million and 36% to $139.2 million for the three and six months ended June 30, 2012, respectively.

Gains on loans and securities, net were $24.8 million and $59.8 million for the three and six months ended June 30, 2012, respectively, compared to $31.4 million and $63.6 million for the same periods in 2011 due to gains on the sale of certain agency mortgage-backed securities and agency debentures.

We recognized $5.3 million and $8.8 million of net impairment during the three and six months ended June 30, 2012, respectively, on certain securities in the non-agency CMO portfolio due to continued deterioration in the expected credit performance of the underlying loans in those specific securities. The net impairment included gross OTTI of $1.4 million and $14.1 million for the three and six months ended June 30, 2012, respectively. The amount that had been previously recorded through other comprehensive income and was reclassified into earnings during the three months ended June 30, 2012 was $3.9 million. For the six months ended June 30, 2012, $5.3 million related to the noncredit portion of OTTI, which was recorded through other comprehensive income.

Provision for loan losses decreased 35% to $67.3 million and 36% to $139.2 million for the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011. The decreases in provision for loan losses were driven primarily by improving credit trends, as evidenced by the lower levels of delinquent loans in the one- to four- family and home equity loan portfolios, and loan portfolio run-off.

Total balance sheet management operating expense decreased 3% to $56.6 million and increased 3% to $115.2 million for the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011. The decrease in operating expense for the three months ended June 30, 2012 resulted primarily from lower clearing and servicing expense due to lower loan balances compared to the same period in 2011. The increase in operating expense for the six months ended June 30, 2012 was due primarily to increased FDIC insurance premiums as a result of an industry wide change in the FDIC insurance premium assessment calculation, effective in the second quarter of 2011, partially offset by lower clearing and servicing expense due to lower loan balances.

Corporate/Other

The following table summarizes corporate/other financial information for the three and six months ended June 30, 2012 and 2011 (dollars in millions):

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
			2012 vs. 2011				2012 vs. 2011
	2012	2011	Amount	%	2012	2011	Amount	%
Total net revenue	$—	$—	$—	*	$—	$—	$—	*

Compensation and benefits	16.4	17.3	(0.9)	(5)%	34.8	35.0	(0.2)	(1)%
Professional services	8.0	8.0	—	*	15.2	17.5	(2.3)	(13)%
Occupancy and equipment	1.3	0.8	0.5	62%	2.2	1.8	0.4	24%
Communications	0.4	0.4	—	*	0.8	0.7	0.1	22%
Depreciation and amortization	4.0	4.7	(0.7)	(15)%	8.3	9.4	(1.1)	(12)%
Facility restructuring and
other exit activities	1.6	2.1	(0.5)	*	1.2	5.6	(4.4)	*
Other operating expenses	5.0	6.8	(1.8)	(26)%	10.3	12.0	(1.7)	(14)%

Total operating expense	36.7	40.1	(3.4)	(8)%	72.8	82.0	(9.2)	(11)%

Operating loss	(36.7)	(40.1)	3.4	(8)%	(72.8)	(82.0)	9.2	(11)%
Total other income (expense)	(43.2)	(41.0)	(2.2)	5%	(88.4)	(84.6)	(3.8)	4%

Corporate/other loss	$(79.9)	$(81.1)	$1.2	(1)%	$(161.2)	$(166.6)	$5.4	(3)%

*	Percentage not meaningful.

The corporate/other category includes costs that are centrally-managed, technology related costs incurred to support centrally-managed functions, restructuring and other exit activities, corporate debt and corporate investments.

The corporate/other loss before income taxes was $79.9 million and $161.2 million for the three and six months ended June 30, 2012, compared to $81.1 million and $166.6 million, respectively, for the same periods in 2011. For the six months ended June 30, 2012, the decrease in the loss was due primarily to restructuring activities for the six months ended June 30, 2011, for which there were not similar activities in the current period.

Total other income (expense) primarily consisted of corporate interest expense on interest-bearing corporate debt for the three and six months ended June 30, 2012. Corporate interest expense increased 1% to $45.3 million and 3% to $90.4 million for the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011. In addition to the stated interest on corporate debt, the corporate interest expense line item included the benefit of discontinued fair value hedges on corporate debt, which decreased $0.8 million and $2.2 million, respectively, for the three and six months ended June 30, 2012 compared to the same periods in 2011. Offsetting interest expense for the three and six months ended June 30, 2011 was a $3.1 million gain on early extinguishment of debt related to the call of the 7  3/8% Notes due September 2013 in the second quarter of 2011.

BALANCE SHEET OVERVIEW

The following table sets forth the significant components of the consolidated balance sheet (dollars in millions):

			Variance
	June 30, 2012	December 31, 2011	2012 vs. 2011
			Amount	%
Assets:
Cash and equivalents	$1,378.5	$2,099.8	$(721.3)	(34)%
Segregated cash	761.5	1,275.6	(514.1)	(40)%
Securities(1)	24,646.5	21,785.4	2,861.1	13%
Margin receivables	5,804.3	4,826.3	978.0	20%
Loans receivable, net	11,225.8	12,332.8	(1,107.0)	(9)%
Investment in FHLB stock	131.5	140.2	(8.7)	(6)%
Other(2)	5,207.7	5,480.4	(272.7)	(5)%

Total assets	$49,155.8	$47,940.5	$1,215.3	3%

Liabilities and shareholders’ equity:
Deposits	$27,911.1	$26,460.0	$1,451.1	5%
Wholesale borrowings(3)	7,459.0	7,752.4	(293.4)	(4)%
Customer payables	5,128.7	5,590.9	(462.2)	(8)%
Corporate debt	1,501.3	1,493.5	7.8	1%
Other liabilities	2,076.1	1,715.7	360.4	21%

Total liabilities	44,076.2	43,012.5	1,063.7	2%
Shareholders’ equity	5,079.6	4,928.0	151.6	3%

Total liabilities and shareholders’ equity	$49,155.8	$47,940.5	$1,215.3	3%

(1)	Includes balance sheet line items trading, available-for-sale and held-to-maturity securities.
(2)	Includes balance sheet line items property and equipment, net, goodwill, other intangibles, net and other assets.
(3)	Includes balance sheet line items securities sold under agreements to repurchase and FHLB advances and other borrowings.

Segregated Cash

Segregated cash decreased by $0.5 billion during the six months ended June 30, 2012. The level of cash required to be segregated under federal or other regulations, or segregated cash, is driven largely by customer cash and securities lending balances we hold as a liability in excess of the amount of margin receivables and securities borrowed balances we hold as an asset. The excess represents customer cash that we are required by our regulators to segregate for the exclusive benefit of our brokerage customers.

Securities

Trading, available-for-sale and held-to-maturity securities are summarized as follows (dollars in millions):

			Variance
	June 30, 2012	December 31, 2011	2012 vs. 2011
			Amount	%
Trading securities	$60.1	$54.4	$5.7	10%

Available-for-sale securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$14,244.4	$13,965.7	$278.7	2%
Non-agency CMOs	314.2	341.6	(27.4)	(8)%

Total residential mortgage-backed securities	14,558.6	14,307.3	251.3	2%
Investment securities	1,594.1	1,344.2	249.9	19%

Total available-for-sale securities	$16,152.7	$15,651.5	$501.2	3%

Held-to-maturity securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$7,222.4	$5,296.5	$1,925.9	36%
Investment securities	1,211.3	783.0	428.3	55%

Total held-to-maturity securities	$8,433.7	$6,079.5	$2,354.2	39%

Total securities	$24,646.5	$21,785.4	$2,861.1	13%

Securities represented 50% and 45% of total assets at June 30, 2012 and December 31, 2011, respectively. The increase in available-for-sale securities was due primarily to increases of $0.3 billion and $0.2 billion in agency mortgage-backed securities and CMOs and investment securities, respectively. The increase in held-to-maturity securities was due primarily to an increase of $1.9 billion in agency mortgage-backed securities and CMOs. The purchases of securities were driven primarily by the increase in customer deposits, which we invested in available-for-sale and held-to-maturity securities.

Loans Receivable, Net

Loans receivable, net are summarized as follows (dollars in millions):

			Variance
	June 30, 2012	December 31, 2011	2012 vs. 2011
			Amount	%
One- to four-family	$5,987.3	$6,615.8	$(628.5)	(10)%
Home equity	4,715.3	5,328.7	(613.4)	(12)%
Consumer and other	966.7	1,113.2	(146.5)	(13)%
Unamortized premiums, net	82.3	97.9	(15.6)	(16)%
Allowance for loan losses	(525.8)	(822.8)	297.0	(36)%

Total loans receivable, net	$11,225.8	$12,332.8	$(1,107.0)	(9)%

Loans receivable, net decreased 9% to $11.2 billion at June 30, 2012 from $12.3 billion at December 31, 2011. This decline was due primarily to our strategy of reducing balance sheet risk by allowing the loan portfolio to pay down, which we plan to do for the foreseeable future.

During the six months ended June 30, 2012, the allowance for loan losses decreased by $297.0 million from the level at December 31, 2011. During the first quarter of 2012, we completed an evaluation of certain programs and practices that were designed in accordance with guidance from our former regulator, the OTS. This evaluation was initiated in connection with our transition from the OTS to the OCC, our new primary banking regulator. As a result of our evaluation, loan modification policies and procedures were aligned with the guidance from the OCC. The review resulted in a significant increase in charge-offs during the first quarter of 2012. The majority of the losses associated with these charge-offs were previously reflected in the specific valuation allowance and qualitative component of the general allowance for loan losses. See Summary of Critical Accounting Policies and Estimates for a discussion of the estimates and assumptions used in the allowance for loan losses, including the qualitative reserve.

Deposits

Deposits are summarized as follows (dollars in millions):

			Variance
	June 30, 2012	December 31, 2011	2012 vs. 2011
			Amount	%
Sweep deposits	$20,482.6	$18,619.0	$1,863.6	10%
Complete savings deposits	5,328.9	5,720.8	(391.9)	(7)%
Other money market and savings deposits	1,001.9	1,033.2	(31.3)	(3)%
Checking deposits	921.9	863.3	58.6	7%
Certificates of deposit	145.4	190.5	(45.1)	(24)%
Brokered certificates of deposit	30.4	33.2	(2.8)	(8)%

Total deposits	$27,911.1	$26,460.0	$1,451.1	5%

Deposits represented 63% and 62% of total liabilities at June 30, 2012 and December 31, 2011, respectively. At June 30, 2012, 92% of our customer deposits were covered by FDIC insurance. Deposits provide the benefit of lower interest costs compared with wholesale funding alternatives. Deposits increased 5% to $27.9 billion at June 30, 2012 from $26.5 billion at December 31, 2011. The increase was driven primarily by an increase of $1.9 billion in sweep deposits.

The deposits balance is a component of the total customer cash and deposits balance reported as a customer activity metric of $36.6 billion and $35.5 billion at June 30, 2012 and December 31, 2011, respectively. The total customer cash and deposits balance is summarized as follows (dollars in millions):

			Variance
	June 30, 2012	December 31, 2011	2012 vs. 2011
			Amount	%
Deposits	$27,911.1	$26,460.0	$1,451.1	5%
Less: brokered certificates of deposit	(30.4)	(33.2)	2.8	(8)%

Retail deposits	27,880.7	26,426.8	1,453.9	6%
Customer payables	5,128.7	5,590.9	(462.2)	(8)%
Customer cash balances held by third parties and other	3,583.2	3,520.1	63.1	2%

Total customer cash and deposits	$36,592.6	$35,537.8	$1,054.8	3%

Wholesale Borrowings

Wholesale borrowings, which consist of securities sold under agreements to repurchase and FHLB advances and other borrowings, are summarized as follows (dollars in millions):

			Variance
	June 30, 2012	December 31, 2011	2012 vs. 2011
			Amount	%
Securities sold under agreements to repurchase	$4,717.6	$5,015.5	$(297.9)	(6)%

FHLB advances	$2,311.1	$2,302.7	$8.4	0%
Subordinated debentures	427.7	427.6	0.1	0%
Other	2.6	6.6	(4.0)	(60)%

Total FHLB advances and other borrowings	$2,741.4	$2,736.9	$4.5	0%

Total wholesale borrowings	$7,459.0	$7,752.4	$(293.4)	(4)%

Wholesale borrowings represented 17% and 18% of total liabilities at June 30, 2012 and December 31, 2011, respectively. Securities sold under agreements to repurchase and FHLB advances are the primary wholesale funding sources of the Bank. We anticipate a decrease in securities sold under agreements to repurchase of approximately $150 million during the fourth quarter of 2012.

Corporate Debt

Corporate debt by type is shown as follows (dollars in millions):

	Face Value	Discount	Fair Value Hedge Adjustment	Net
June 30, 2012
Interest-bearing notes:
7 7/8% Notes, due 2015	$243.2	$(1.0)	$6.5	$248.7
6 3/4% Notes, due 2016	435.0	(6.6)	—	428.4
12 1/2% Springing lien notes, due 2017	930.2	(154.6)	5.7	781.3

Total interest-bearing notes	1,608.4	(162.2)	12.2	1,458.4
Non-interest-bearing debt:
0% Convertible debentures, due 2019	42.9	—	—	42.9

Total corporate debt	$1,651.3	$(162.2)	$12.2	$1,501.3

	Face Value	Discount	Fair Value Hedge Adjustment	Net
December 31, 2011
Interest-bearing notes:
7 7/8% Notes, due 2015	$243.2	$(1.2)	$7.4	$249.4
6 3/4% Notes, due 2016	435.0	(7.4)	—	427.6
12 1/2% Springing lien notes, due 2017	930.2	(162.9)	6.2	773.5

Total interest-bearing notes	1,608.4	(171.5)	13.6	1,450.5
Non-interest-bearing debt:
0% Convertible debentures, due 2019	43.0	—	—	43.0

Total corporate debt	$1,651.4	$(171.5)	$13.6	$1,493.5

Shareholders’ Equity

The activity in shareholders’ equity during the six months ended June 30, 2012 is summarized as follows (dollars in millions):

	Common Stock/ Additional Paid-In Capital	Accumulated Deficit/ Other Comprehensive Loss	Total

Beginning balance, December 31, 2011	$7,309.7	$(2,381.7)	$4,928.0
Net income	—	102.1	102.1
Net change from available-for-sale securities	—	58.2	58.2
Net change from cash flow hedging instruments	—	(11.8)	(11.8)
Other(1)	3.6	(0.5)	3.1

Ending balance, June 30, 2012	$7,313.3	$(2,233.7)	$5,079.6

(1)	Other includes employee share-based compensation, conversions of convertible debentures and changes in accumulated other comprehensive loss from foreign currency translation.

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

Capital is generated primarily through the business operations of the trading and investing and balance sheet management segments, which are primarily contained within E*TRADE Bank; therefore, we believe a key indicator of the capital generated or used in our business operations is the level of regulatory capital in E*TRADE Bank. As of June 30, 2012, E*TRADE Bank’s Tier 1 leverage ratio was 7.9%. We are focused on improving the Tier 1 leverage ratio at E*TRADE Bank through a reduction in our balance sheet size by focusing on a reduction in our wholesale borrowings and retail deposits.

Consolidated Cash and Equivalents

The consolidated cash and equivalents balance decreased by $721.3 million to $1.4 billion for the six months ended June 30, 2012. The majority of this balance is cash held in regulated subsidiaries, primarily the Bank, outlined as follows (dollars in millions):

	June 30, 2012	December 31, 2011	Variance
			2012 vs. 2011
Corporate cash	$436.5	$484.4	$(47.9)
Bank cash	903.4	1,574.1	(670.7)
International brokerage and other cash	38.6	41.3	(2.7)

Total consolidated cash	$1,378.5	$2,099.8	$(721.3)

Corporate cash is the primary source of liquidity at the parent company. We define corporate cash as cash held at the parent company as well as cash held in certain subsidiaries that can distribute cash to the parent company without any regulatory approval. We believe corporate cash is a useful measure of the parent company’s liquidity as it is the primary source of capital above and beyond the capital deployed in our regulated subsidiaries. Corporate cash can fluctuate in any given quarter and is impacted primarily by tax settlements, approval and timing of subsidiary dividends, debt service costs and other overhead cost sharing arrangements. We target corporate cash to be two times our annual debt service, or approximately $330 million. From the level of corporate cash at June 30, 2012, we expect that it will decline generally in line with our corporate interest expense. However, the parent company has approximately $0.4 billion in deferred tax assets, which will ultimately become sources of corporate cash as the parent’s subsidiaries reimburse the parent for the use of its deferred tax assets.

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

E*TRADE Bank is subject to capital requirements determined by its primary regulators. At June 30, 2012 and December 31, 2011, E*TRADE Bank had $1.3 billion and $1.2 billion, respectively, of Tier 1 capital in excess of the regulatory minimum level required to be considered “well capitalized.” Historically, the Company had requested and received the approval of its primary regulators to send quarterly dividends from E*TRADE Bank to the parent. The dividend had been equal to profits from the previous quarter of E*TRADE Securities LLC, which is a subsidiary of E*TRADE Bank. We believe our former regulator, the OTS, viewed these dividend requests as distinct from a more comprehensive request to release a portion of E*TRADE Bank’s excess capital. During the third quarter of 2011, the Company transitioned regulators from the OTS to the OCC and the Federal Reserve. We believe our new regulators would subject all dividend requests to an equal level of scrutiny; therefore, rather than request a dividend from E*TRADE Bank in an amount equal to the profits of E*TRADE Securities LLC in the prior quarter, we believe the best path for the Company’s shareholders is to work on a comprehensive dividend plan that efficiently distributes capital among our regulated entities and parent company. The Company submitted a long-term strategic and capital plan to the OCC and Federal Reserve during the second quarter of 2012. The plan includes: our five-year business strategy; forecasts of our business results and capital ratios; capital distribution plans in current and adverse operating conditions; and internally developed stress tests. During the remainder of 2012, we plan to engage in dialogue with our regulators on this plan and hope to gain a better understanding of the timing of any future dividends; however, we cannot predict the likelihood or the timing of regulatory approval for any such dividends.

The Company’s broker-dealer subsidiaries are subject to capital requirements determined by their respective regulators. At June 30, 2012 and December 31, 2011, all of our brokerage subsidiaries met their minimum net capital requirements. Our broker-dealer subsidiaries had excess net capital of $741.2 million at June 30, 2012, an increase of $66.1 million from $675.1 million at December 31, 2011. The excess net capital of the broker-dealer subsidiaries at June 30, 2012 included $497.9 million and $207.8 million of excess net capital at E*TRADE Clearing LLC and E*TRADE Securities LLC, respectively, which are subsidiaries of E*TRADE Bank and are also included in the excess capital of E*TRADE Bank.

Financial Regulatory Reform Legislation and Basel III Accords

Under the Dodd-Frank Act, our former primary regulator, the OTS, was abolished during July 2011 and its functions and personnel distributed among the OCC, the FDIC and the Federal Reserve. Although the Dodd-Frank Act maintains the federal thrift charter, it eliminates certain benefits of the charter and imposes new penalties for failure to comply with the qualified thrift lender test. The Dodd-Frank Act also requires all companies, including savings and loan holding companies, that directly or indirectly control an insured depository institution to serve as a source of strength for the institution.

The implementation of holding company capital requirements will impact us as the parent company was not previously subject to regulatory capital requirements. These requirements are expected to become effective within the next three years. We believe these requirements are an important measure of our capital strength and we continue to track these ratios, using the current capital ratios that apply to bank holding companies, as we plan for this future requirement. The Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital ratios are non-GAAP measures as the parent company is not yet held to these regulatory capital requirements and are calculated as follows (dollars in millions):

	June 30, 2012	December 31, 2011	June 30, 2011
Shareholders’ equity	$5,079.6	$4,928.0	$4,812.3
Deduct:
Losses in other comprehensive income on available-for-sale debt securities and cash flow hedges, net of tax	(343.2)	(389.6)	(383.6)
Goodwill and other intangible assets, net of deferred tax liabilities	1,914.0	1,947.5	1,992.8
Add:
Qualifying restricted core capital elements	433.0	433.0	433.0

Subtotal	3,941.8	3,803.1	3,636.1
Deduct:
Disallowed servicing assets and deferred tax assets	1,304.8	1,331.0	1,248.4

Tier 1 capital	2,637.0	2,472.1	2,387.7

Add:
Allowable allowance for loan losses	275.3	277.6	296.7

Total capital	$2,912.3	$2,749.7	$2,684.4

Total average assets	$49,374.6	$46,964.2	$47,198.5
Deduct:
Goodwill and other intangible assets, net of deferred tax liabilities	1,914.0	1,947.5	1,992.8

Subtotal	47,460.6	45,016.7	45,205.7
Deduct:
Disallowed servicing assets and deferred tax assets	1,304.8	1,331.0	1,248.4

Average total assets for leverage capital purposes	$46,155.8	$43,685.7	$43,957.3

Total risk-weighted assets(1)	$21,696.2	$21,668.1	$23,154.7
Tier 1 leverage ratio (Tier 1 capital / Average total assets for leverage capital purposes)	5.7%	5.7%	5.4%
Tier 1 capital / Total risk-weighted assets	12.2%	11.4%	10.3%
Total capital / Total risk-weighted assets	13.4%	12.7%	11.6%

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

As of June 30, 2012, the parent company Tier 1 leverage ratio was approximately 5.7% compared to the minimum ratio required to be “well capitalized” of 5%, the Tier 1 risk-based capital ratio was approximately 12.2% compared to the minimum ratio required to be “well capitalized” of 6%, and the total risk-based capital ratio was approximately 13.4% compared to the minimum ratio required to be “well capitalized” of 10%.

Our Tier 1 common ratio, which is a non-GAAP measure and currently has no mandated minimum or “well capitalized” standard, was 10.2% as of June 30, 2012. We believe this ratio is an important measure of our capital strength. The Tier 1 common ratio is defined as the Tier 1 capital less elements of Tier 1 capital that are not in the form of common equity, such as trust preferred securities, divided by total risk-weighted assets. The following table shows the calculation of Tier 1 common ratio (dollars in millions):

	June 30, 2012	December 31, 2011	June 30, 2011
Shareholders’ equity	$5,079.6	$4,928.0	$4,812.3
Deduct:
Losses in other comprehensive income on available-for-sale debt securities and cash flow hedges, net of tax	(343.2)	(389.6)	(383.6)
Goodwill and other intangible assets, net of deferred tax liabilities	1,914.0	1,947.5	1,992.8

Subtotal	3,508.8	3,370.1	3,203.1
Deduct:
Disallowed servicing assets and deferred tax assets	1,304.8	1,331.0	1,248.4

Tier 1 common	$2,204.0	$2,039.1	$1,954.7

Total risk-weighted assets	$21,696.2	$21,668.1	$23,154.7
Tier 1 common ratio (Tier 1 common / Total risk-weighted assets)	10.2%	9.4%	8.4%

In June 2012, the Federal banking agencies published notices of proposed rulemaking for comment related to the implementation of the Basel III regulatory capital reforms. We are in process of assessing the proposal and believe the most relevant elements of the proposal to us relate to the proposed risk-weighting of mortgage loans and margin receivables in addition to an alternative method to exclude from Tier 1 capital unrealized gains (losses) related to government and agency-backed securities. Under the current proposal, we do not believe the incorporation of these elements will have a significant impact on our capital ratios. However, the final impact of the Basel III capital standards on regulatory requirements will continue to remain unknown for at least some time until capital regulations are adopted for U.S. institutions. We will continue to monitor the ongoing rule-making and comment process to assess both the timing and the impact of the Dodd-Frank Act and Basel III capital standards on our business.

Other Sources of Liquidity

We also maintain uncommitted lines of credit with unaffiliated banks to finance margin lending, with available balances subject to approval when utilized. At June 30, 2012, there were no outstanding balances.

We rely on borrowed funds, from sources such as securities sold under agreements to repurchase and FHLB advances, to provide liquidity for E*TRADE Bank. Our ability to borrow these funds is dependent upon the continued availability of funding in the wholesale borrowings market. In addition, we can borrow from the Federal Reserve Bank’s discount window to meet short-term liquidity requirements, although it is not viewed as the primary source of funding. At June 30, 2012, E*TRADE Bank had approximately $3.0 billion and $1.3 billion in additional collateralized borrowing capacity with the FHLB and the Federal Reserve Bank, respectively. We also have the ability to generate liquidity in the form of additional deposits by raising the yield on our customer deposit account products.

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

RISK MANAGEMENT

As a financial services company, we are exposed to risks in every component of our business. The identification and management of existing and potential risks are the keys to effective risk management. Risks cannot be completely eliminated; however, risks can be identified and managed within the Company’s risk tolerance. We believe our current risk management framework supports decision-making, improves the success rate for new initiatives and strengthens the organization; however a key focus of our strategic plan is to strengthen our risk management function by achieving and maintaining an enterprise-wide risk culture and platform consistent with industry best-practices and top tier regulatory guidelines and expectations.

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

Loss Mitigation

We have a credit management team that focuses on the mitigation of potential losses in the loan portfolio. Through a variety of strategies, including voluntary line closures, automatically freezing lines on all delinquent accounts, and freezing lines on loans with materially reduced home equity, we have reduced our exposure to open home equity lines from a high of over $7 billion in 2007 to $0.4 billion as of June 30, 2012.

We have an initiative to assess our servicing relationships and where appropriate transfer certain mortgage loans to servicers that specialize in managing troubled assets. We believe this initiative has improved and will continue to improve the credit performance of the loans transferred in future periods when compared to the expected credit performance of these same loans if they had not been transferred. A total of $2.8 billion of our mortgage loans were held at servicers that specialize in managing troubled assets as of June 30, 2012.

We have a loan modification program that focuses on the mitigation of potential losses in the loan portfolio. We consider modifications in which we make an economic concession to a borrower experiencing financial difficulty a TDR. During the six months ended June 30, 2012, we modified $247.5 million and $25.4 million of one- to four-family and home equity loans, respectively, in which the modification was considered a TDR. During the first quarter of 2012, we completed an evaluation of certain programs and practices that were designed in accordance with guidance from our former regulator, the OTS. This evaluation was initiated in connection with our transition from the OTS to the OCC, our new primary banking regulator. As a result of our evaluation, loan modification policies and procedures were aligned with the guidance from the OCC. During the fourth quarter of 2011, we suspended certain home equity loan modification programs that required changes. These suspended programs were discontinued in the first quarter of 2012, which we expect to result in a decrease in the volume of TDRs in 2012.

Trial modifications are classified immediately as TDRs and continue to be reported as delinquent until the successful completion of the trial period, which is typically 90 days. The loan is then classified as current and becomes a permanent modification.

We also processed minor modifications on a number of loans through traditional collections actions taken in the normal course of servicing delinquent accounts. These actions typically result in an insignificant delay in the timing of payments; therefore, we do not consider such activities to be economic concessions to the borrowers. As of June 30, 2012 and December 31, 2011, we had $42.1 million and $44.7 million of mortgage loans, respectively, in which the modification was not considered a TDR due to the insignificant delay in the timing of payments. Approximately 6% and 8% of these loans were classified as nonperforming as of June 30, 2012 and December 31, 2011, respectively.

We continue to review the mortgage loan portfolio in order to identify loans to be repurchased by the originator. Our review is primarily focused on identifying loans with violations of transaction representations and warranties or material misrepresentation on the part of the seller. Any loans identified with these deficiencies are submitted to the original seller for repurchase. During the second quarter of 2012, we agreed to settlements with two particular originators specific to loans sold to us by those originators. One-time payments of $11.2 million were made to us to satisfy in full all pending and future repurchase requests with those specific originators. We applied the full amount during the second quarter of 2012 to the allowance for loan losses, resulting in a corresponding reduction to our net charge-offs as well as our provision for loan losses. Approximately $34.0 million of loans were repurchased by or settled with the original sellers for the six months ended June 30, 2012. A total of $369.5 million of loans were repurchased by the original sellers since we actively started reviewing our purchased loan portfolio beginning in 2008.

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

The home equity loan portfolio is primarily second lien loans on residential real estate properties, which have a higher level of credit risk than first lien mortgage loans. Approximately 15% of the home equity portfolio was in the first lien position as of June 30, 2012. We hold both the first and second lien positions in less than 1% of the home equity loan portfolio. The home equity loan portfolio consists of home equity installment loans and home equity lines of credit.

Home equity installment loans are primarily fixed rate and fixed term, fully amortizing loans that do not offer the option of an interest-only payment. Home equity lines of credit convert to amortizing loans at the end of the draw period, which ranges from five to ten years. At June 30, 2012, the vast majority of the home equity line of credit portfolio had not converted from the interest-only draw period to an amortizing loan. In addition, approximately 79% of the home equity line of credit portfolio will not begin amortizing until after 2014. The following table outlines when home equity lines of credit convert to amortizing for the home equity line of credit portfolio as of June 30, 2012:

Period of Conversion to Amortizing Loan	% of Home Equity Line of Credit Portfolio
Already amortizing	8%
Through December 31, 2012	1%
Year ending December 31, 2013	5%
Year ending December 31, 2014	7%
Year ending December 31, 2015	25%
Year ending December 31, 2016	41%
Year ending December 31, 2017	13%

The following tables show the distribution of the mortgage loan portfolios by credit quality indicator (dollars in millions):

	One- to Four-Family		Home Equity
Current LTV/CLTV (1)	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
<=80%	$1,415.1	$1,596.3	$1,018.2	$1,168.9
80%-100%	1,482.1	1,716.8	863.6	967.9
100%-120%	1,383.1	1,527.3	1,034.5	1,191.9
>120%	1,707.0	1,775.4	1,799.0	2,000.0

Total mortgage loans receivable	$5,987.3	$6,615.8	$4,715.3	$5,328.7

Average estimated current LTV/CLTV (2)	109.5%	106.7%	114.3%	112.1%
Average LTV/CLTV at loan origination (3)	71.1%	71.0%	79.2%	79.2%

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

(2)

The average estimated current LTV/CLTV ratio reflects the outstanding balance at the balance sheet date and the maximum available line for home equity lines of credit, divided by the estimated current value of the underlying property.

(3)	Average LTV/CLTV at loan origination calculations are based on LTV/CLTV at time of purchase for one- to four-family purchased loans and undrawn balances for home equity loans.

	One- to Four-Family		Home Equity
Documentation Type	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Full documentation	$2,565.3	$2,845.6	$2,414.4	$2,699.2
Low/no documentation	3,422.0	3,770.2	2,300.9	2,629.5

Total mortgage loans receivable	$5,987.3	$6,615.8	$4,715.3	$5,328.7

	One- to Four-Family		Home Equity
Current FICO (1)	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
>=720	$3,140.7	$3,557.6	$2,503.2	$2,780.2
719 - 700	534.5	585.2	456.8	497.7
699 - 680	463.3	448.6	378.9	408.8
679 - 660	379.3	385.0	299.1	325.8
659 - 620	474.6	525.9	410.5	447.9
<620	994.9	1,113.5	666.8	868.3

Total mortgage loans receivable	$5,987.3	$6,615.8	$4,715.3	$5,328.7

(1)

FICO scores are updated on a quarterly basis; however, as of June 30, 2012 and December 31, 2011, there were some loans for which the updated FICO scores were not available. The current FICO distribution as of June 30, 2012 included original FICO scores for approximately $140 million and $24 million of one- to four-family and home equity loans, respectively. The current FICO distribution as of December 31, 2011 included original FICO scores for approximately $153 million and $30 million of one- to four-family and home equity loans, respectively.

	One- to Four-Family		Home Equity
Acquisition Channel	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Purchased from a third party	$4,918.4	$5,420.8	$4,137.0	$4,669.6
Originated by the Company	1,068.9	1,195.0	578.3	659.1

Total mortgage loans receivable	$5,987.3	$6,615.8	$4,715.3	$5,328.7

	One- to Four-Family		Home Equity
Vintage Year	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
2003 and prior	$213.9	$239.9	$259.2	$302.6
2004	567.0	620.5	412.6	472.9
2005	1,229.8	1,377.7	1,252.7	1,387.0
2006	2,319.1	2,528.5	2,176.7	2,480.0
2007	1,652.2	1,841.1	603.8	674.8
2008	5.3	8.1	10.3	11.4

Total mortgage loans receivable	$5,987.3	$6,615.8	$4,715.3	$5,328.7

	One- to Four-Family		Home Equity
Geographic Location	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
California	$2,825.8	$3,096.0	$1,492.0	$1,690.3
New York	426.4	488.2	346.0	387.0
Florida	409.4	458.2	332.6	377.8
Virginia	253.8	280.8	211.9	234.1
Other states	2,071.9	2,292.6	2,332.8	2,639.5

Total mortgage loans receivable	$5,987.3	$6,615.8	$4,715.3	$5,328.7

Approximately 40% of the Company’s real estate loans were concentrated in California at both June 30, 2012 and December 31, 2011. No other state had concentrations of real estate loans that represented 10% or more of the Company’s real estate portfolio.

Additionally, in the current and anticipated interest rate environment, we do not expect interest rate resets to be a material driver of credit costs in the future. As of June 30, 2012, a total of $2.8 billion of one- to four-family loans have already reset for the first time and another $2.7 billion are expected to reset for the first time in the next six years, including less than $0.1 billion in the remainder of 2012. We expect approximately $1.5 billion in one- to four-family loans that have already reset to experience another interest rate reset in the remainder of 2012. We estimate that less than 2% of all one- to four-family loans expected to reset in the remainder of 2012 will experience a payment increase of more than 10% and nearly 70% are expected to reset to a lower payment in 2012. The following table outlines the percentage of one- to four-family loans that have reset and are expected to reset for the first time as of June 30, 2012:

Period of First Interest Rate Reset	% of Total One- to Four- Family First Resets
Already reset	50%
Through December 31, 2012	1%
Year ending December 31, 2013	4%
Year ending December 31, 2014	5%
Year ending December 31, 2015	5%
Year ending December 31, 2016	15%
Year ending December 31, 2017	20%

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

	One- to Four-Family		Home Equity		Consumer and Other		Total
	Allowance	Allowance as a % of Loans Receivable(1)	Allowance	Allowance as a % of Loans Receivable(1)	Allowance	Allowance as a % of Loans Receivable(1)	Allowance	Allowance as a % of Loans Receivable(1)
June 30, 2012	$215.9	3.59%	$266.9	5.61%	$43.0	4.39%	$525.8	4.47%
December 31, 2011	$314.2	4.73%	$463.3	8.60%	$45.3	4.02%	$822.8	6.25%

(1)	Allowance as a percentage of loans receivable is calculated based on the gross loans receivable for each respective category.

During the six months ended June 30, 2012, the allowance for loan losses decreased by $297.0 million from the level at December 31, 2011. During the first quarter of 2012, we completed an evaluation of certain programs and practices that were designed in accordance with guidance from our former regulator, the OTS. This evaluation was initiated in connection with our transition from the OTS to the OCC, our new primary banking regulator. As a result of our evaluation, loan modification policies and procedures were aligned with the guidance from the OCC. The review resulted in a significant increase in charge-offs during the first quarter of 2012. The majority of the losses associated with these charge-offs were previously reflected in the specific valuation allowance and qualitative component of the general allowance for loan losses. See Summary of Critical Accounting Policies and Estimates for a discussion of the estimates and assumptions used in the allowance for loan losses, including the qualitative reserve. The following table shows the trend of the ratio of the general allowance for loan losses, excluding the qualitative component, to non-TDR nonperforming loans (dollars in millions):

	Total Nonperforming Loans, Excluding TDRs	General Allowance for Loan Losses	Coverage Ratio
June 30, 2012	$548.3	$290.4	53%
March 31, 2012	$520.9	$326.6	63%
December 31, 2011	$595.9	$378.6	64%
September 30, 2011	$680.6	$429.6	63%
June 30, 2011	$881.2	$478.7	54%

During the first quarter of 2012, interagency supervisory guidance related to practices associated with loans and lines of credit secured by junior liens on one- to four-family residential properties was issued. The guidance indicated that if a senior lien is delinquent, it should be considered in determining the income recognition of the junior lien. The vast majority of our home equity loans were purchased in the secondary market; therefore, we hold both the first and second lien positions in less than 1% of the home equity loan portfolio. We do not directly service our loans and as a result, rely on third party vendors and servicers to provide information on our home equity portfolio, including data on the first lien positions related to second lien home equity loans. During the second quarter of 2012, we engaged additional third parties in order to receive expanded information on the lien senior to the borrower’s junior lien, including delinquency and modification status. As a result, approximately $180 million of unpaid principal balance, or less than 4% of performing second lien home equity loans, were placed on nonaccrual status. The decrease in the coverage ratio for the three months ended June 30, 2012, resulted from the addition of certain junior liens that have a delinquent senior lien to nonperforming loans. This addition did not have a meaningful impact on the general allowance for loan losses as this delinquency data was already factored into the quantitative component of the general allowance for loan losses.

Troubled Debt Restructurings

Included in allowance for loan losses was a specific valuation allowance of $192.8 million and $320.1 million that was established for TDRs at June 30, 2012 and December 31, 2011, respectively. The specific valuation allowance for these individually impaired loans represents the forecasted losses over the remaining life of the loan, including the economic concession to the borrower. The following table shows loans that have been modified in a TDR and the specific valuation allowance by loan portfolio as well as the percentage of total expected losses as of June 30, 2012 and December 31, 2011 (dollars in millions):

	Recorded Investment in TDRs before Charge-offs	Charge-offs	Recorded Investment in TDRs	Specific Valuation Allowance	Net Investment in TDRs	Specific Valuation Allowance as a % of TDR Loans	Total Expected Losses
June 30, 2012
One- to four-family	$1,356.9	$(299.3)	$1,057.6	$(94.5)	$963.1	9%	29%
Home equity	435.5	(158.1)	277.4	(98.3)	179.1	35%	59%

Total	$1,792.4	$(457.4)	$1,335.0	$(192.8)	$1,142.2	14%	36%

December 31, 2011
One- to four-family	$1,209.4	$(236.4)	$973.0	$(101.2)	$871.8	10%	28%
Home equity	490.4	(44.5)	445.9	(218.9)	227.0	49%	55%

Total	$1,699.8	$(280.9)	$1,418.9	$(320.1)	$1,098.8	23%	35%

The recorded investment in TDRs includes the charge-offs related to certain loans that were written down to the estimated current value of the underlying property less estimated costs to sell. These charge-offs were recorded on loans that were delinquent in excess of 180 days or in bankruptcy and on TDRs when certain characteristics of the loan, including CLTV, borrower’s credit and type of modification, cast substantial doubt on the borrower’s ability to repay the loan. The total expected loss on TDRs includes both the previously recorded charge-offs and the specific valuation allowance. Total expected losses on TDRs increased slightly from 35% at December 31, 2011 to 36% at June 30, 2012.

The following table shows the TDRs by delinquency category as of June 30, 2012 and December 31, 2011 (dollars in millions):

	TDRs Current	TDRs 30-89 Days Delinquent	TDRs 90-179 Days Delinquent	TDRs 180+ Days Delinquent	Total Recorded Investment in TDRs
June 30, 2012
One- to four-family	$843.3	$89.3	$46.5	$78.5	$1,057.6
Home equity	241.9	19.4	10.9	5.2	277.4

Total	$1,085.2	$108.7	$57.4	$83.7	$1,335.0

December 31, 2011
One- to four-family	$774.0	$85.7	$31.3	$82.0	$973.0
Home equity	351.6	51.4	34.5	8.4	445.9

Total	$1,125.6	$137.1	$65.8	$90.4	$1,418.9

TDRs on accrual status, which are current and have made six or more consecutive payments, were $850.7 million and $795.3 million at June 30, 2012 and December 31, 2011, respectively.

We evaluate the re-delinquency rates in order to monitor TDR performance. We also monitor the average re-delinquency rates for TDRs twelve months after the modification occurred, which are based on cumulative performance since the modification program began. The following table shows the average re-delinquency rates for TDRs twelve months after the modification occurred:

	One- to Four- Family	Home Equity
June 30, 2012	26%	42%
March 31, 2012	28%	42%
December 31, 2011	29%	42%
September 30, 2011	28%	42%
June 30, 2011	31%	43%

Net Charge-offs

The following table provides an analysis of the allowance for loan losses and net charge-offs for the three and six months ended June 30, 2012 and 2011 (dollars in millions):

	Charge-offs	Recoveries(1)	Net Charge-offs	% of Average Loans (Annualized)
Three Months Ended June 30, 2012
One- to four-family	$(33.2)	$9.3	$(23.9)	1.56%
Home equity	(100.0)	10.8	(89.2)	6.90%
Consumer and other	(10.4)	2.8	(7.6)	3.00%

Total	$(143.6)	$22.9	$(120.7)	3.92%

Three Months Ended June 30, 2011
One- to four-family	$(59.6)	$—	$(59.6)	3.18%
Home equity	(119.3)	9.0	(110.3)	7.12%
Consumer and other	(12.7)	4.5	(8.2)	2.49%

Total	$(191.6)	$13.5	$(178.1)	4.74%

	Charge-offs	Recoveries	Net Charge-offs	% of Average Loans (Annualized)
Six Months Ended June 30, 2012
One- to four-family	$(123.7)	$9.3	$(114.4)	3.64%
Home equity	(325.0)	20.6	(304.4)	11.51%
Consumer and other	(23.3)	5.8	(17.5)	3.33%

Total	$(472.0)	$35.7	$(436.3)	6.91%

Six Months Ended June 30, 2011
One- to four-family	$(113.9)	$—	$(113.9)	2.96%
Home equity	(253.4)	15.8	(237.6)	7.49%
Consumer and other	(30.2)	10.0	(20.2)	2.96%

Total	$(397.5)	$25.8	$(371.7)	4.82%

(1)	Recoveries include the impact of global settlements.

Loan losses are recognized when it is probable that a loss has been incurred. The charge-off policy for both one- to four-family and home equity loans is to assess the value of the property when the loan has been delinquent for 180 days or is in bankruptcy, regardless of whether or not the property is in foreclosure, and charge-off the amount of the loan balance in excess of the estimated current value of the underlying property less estimated costs to sell. TDRs are charged-off when they are identified as collateral dependent based on the terms of the modification, which includes assigning a higher level of risk to loans in which the LTV or CLTV is greater than 110%, a borrower’s credit score is less than 600 and certain types of modifications, such are interest-only payments and terms longer than 30 years. Closed-end consumer loans are charged-off when the loan has been 120 days delinquent or when it is determined that collection is not probable.

Net charge-offs for the three months ended June 30, 2012 compared to 2011 decreased by $57.4 million. Net charge-offs for the six months ended June 30, 2012 compared to 2011 increased by $64.6 million. The timing and magnitude of the charge-offs are affected by many factors and we anticipate variability from quarter to quarter while continuing to see a downward trend over the long term.

During the first quarter of 2012 we completed an evaluation of certain programs and practices that were designed in accordance with guidance from our former regulator, the OTS. This evaluation was initiated in connection with our transition from the OTS to the OCC, our new primary banking regulator. As a result of our evaluation, loan modification policies and procedures were aligned with the guidance from the OCC. The review resulted in a significant increase in charge-offs during the first quarter of 2012. The following graph illustrates the net charge-offs by quarter:

Nonperforming Assets

We classify loans as nonperforming when they are no longer accruing interest, which includes loans that are 90 days and greater past due, TDRs that are on nonaccrual status for all classes of loans and certain junior liens that have a delinquent senior lien. The following table shows the comparative data for nonperforming loans and assets (dollars in millions):

	June 30, 2012	December 31, 2011
One- to four-family	$763.2	$930.2
Home equity	300.9	281.4
Consumer and other	3.0	4.5

Total nonperforming loans	1,067.1	1,216.1
Real estate owned (“REO”) and other repossessed assets, net	79.9	87.6

Total nonperforming assets, net	$1,147.0	$1,303.7

Nonperforming loans receivable as a percentage of gross loans receivable	9.08%	9.24%
One- to four-family allowance for loan losses as a percentage of one- to four-family nonperforming loans	28.29%	33.78%
Home equity allowance for loan losses as a percentage of home equity nonperforming loans	88.70%	164.64%
Consumer and other allowance for loan losses as a percentage of consumer and other nonperforming loans	1433.33%	1000.46%
Total allowance for loan losses as a percentage of total nonperforming loans	49.27%	67.66%

During the six months ended June 30, 2012, nonperforming assets, net decreased $156.7 million to $1.1 billion when compared to December 31, 2011. This decrease was due to both improving credit trends and the additional charge-offs recorded as a result of the completion of the evaluation of certain programs and practices that were designed in accordance with guidance from our former regulator, the OTS. This evaluation was initiated in connection with our transition from the OTS to the OCC, our new primary banking regulator. As a result of our evaluation, loan modification policies and procedures were aligned with the guidance from the OCC. The review resulted in a significant increase in charge-offs during the three months ended March 31, 2012, which also decreased the loans receivable balance. This decrease was partially offset by the additional second lien home equity loans placed on nonaccrual status during the second quarter of 2012.

During the first quarter of 2012, interagency supervisory guidance related to practices associated with loans and lines of credit secured by junior liens on one- to four-family residential properties was issued. The guidance indicated that if a senior lien is delinquent, it should be considered in determining the income recognition of the junior lien. The vast majority of our home equity loans were purchased in the secondary market; therefore, we hold both the first and second lien positions in less than 1% of the home equity loan portfolio. We do not directly service our loans and as a result, rely on third party vendors and servicers to provide information on our home equity portfolio, including data on the first lien positions related to second lien home equity loans. During the second quarter of 2012, we engaged additional third parties in order to receive expanded information on the lien senior to the borrower’s junior lien, including delinquency and modification status. As a result, approximately $180 million of unpaid principal balance, or less than 4% of performing second lien home equity loans, were placed on nonaccrual status which reduced operating interest income by approximately $1.7 million during the second quarter of 2012. This addition did not have a meaningful impact on the general allowance for loan losses as this delinquency data was already factored into the quantitative component of the general allowance for loans losses.

The following graph illustrates the nonperforming loans by quarter:

Delinquent Loans

We believe the distinction between loans delinquent 90 to 179 days and loans delinquent 180 days and greater is important as loans delinquent 180 days and greater have been written down to their expected recovery value, whereas loans delinquent 90 to 179 days have not (unless they are in process of bankruptcy or are TDRs that have substantial doubt as to the borrower’s ability to repay the loan). We believe loans delinquent 90 to 179 days are an important measure because these loans are expected to drive the vast majority of future charge-offs. Additional charge-offs on loans delinquent 180 days and greater are possible if home prices decline beyond current expectations, but we do not anticipate these charge-offs to be significant, particularly when compared to the expected charge-offs on loans delinquent 90 to 179 days. We expect the balances of one- to four-family loans delinquent 180 days and greater to decline over time; however, we expect the balances to remain at high levels in the near term due to the extensive amount of time it takes to foreclose on a property in the current real estate market. The following table shows the comparative data for loans delinquent 90 to 179 days (dollars in millions):

	June 30, 2012	December 31, 2011
One- to four-family	$118.6	$136.2
Home equity	71.8	99.7
Consumer and other loans	2.8	4.1

Total loans delinquent 90-179 days(1)	$193.2	$240.0

Loans delinquent 90-179 days as a percentage of gross loans receivable	1.64%	1.82%

(1)

The decrease in loans delinquent 90-179 days includes the impact of loan modification programs in which borrowers who were 90-179 days past due were made current. Loans modified as TDRs are accounted for as nonaccrual loans at the time of modification and return to accrual status after six consecutive payments are made in accordance with the modified terms.

One- to four-family loans delinquent 90-179 days declined $17.6 million to $118.6 million and home equity loans delinquent 90-179 days declined $27.9 million to $71.8 million due to both improving credit trends and the additional charge-offs recorded as a result of the completion of the evaluation of certain programs and practices, as previously discussed. The review resulted in a significant increase in charge-offs during the first quarter of 2012, which also decreased the loans receivable balance. The following graph shows the loans delinquent 90 to 179 days for each of our major loan categories:

In addition to nonperforming assets, we monitor loans in which a borrower’s past credit history casts doubt on their ability to repay a loan. We classify loans as special mention when they are between 30 and 89 days past due. The following table shows the comparative data for special mention loans (dollars in millions):

	June 30, 2012	December 31, 2011
One- to four-family	$227.2	$294.8
Home equity	103.9	154.6
Consumer and other loans	18.4	17.7

Total special mention loans(1)	$349.5	$467.1

Special mention loans receivable as a percentage of gross loans receivable	2.97%	3.55%

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

During the six months ended June 30, 2012, special mention loans decreased by $117.6 million to $349.5 million and are down 65% from their peak of $1.0 billion as of December 31, 2008. This decrease was largely due to both improving credit trends and the additional charge-offs recorded as a result of the completion of the evaluation of certain programs and practices, as previously discussed. The review resulted in a significant increase in charge-offs during the first quarter of 2012, which also decreased the loans receivable balance. While the level of special mention loans can fluctuate significantly in any given period, we believe the continued decrease is an encouraging sign regarding the future credit performance of the mortgage loan portfolio. The following graph illustrates the special mention loans by quarter:

Securities

We focus primarily on security type and credit rating to monitor credit risk in our securities portfolios. We believe our highest concentration of credit risk within this portfolio is the non-agency CMO portfolio. The table below details the amortized cost of non-agency debt securities and FHLB stock by average credit ratings and type of asset as of June 30, 2012 and December 31, 2011 (dollars in millions):

June 30, 2012	AAA	AA	A	BBB	Below Investment Grade and Non-Rated	Total
Non-agency CMOs	$4.8	$2.6	$10.3	16.8	$352.3	$386.8
Municipal bonds, corporate bonds and FHLB stock	141.8	20.0	2.5	15.0	—	179.3

Total	$146.6	$22.6	$12.8	$31.8	$352.3	$566.1

December 31, 2011	AAA	AA	A	BBB	Below Investment Grade and Non-Rated	Total
Non-agency CMOs	$5.6	$9.9	$8.0	$16.1	$383.0	$422.6
Municipal bonds, corporate bonds and FHLB stock	150.8	20.0	8.0	9.5	19.9	208.2

Total	$156.4	$29.9	$16.0	$25.6	$402.9	$630.8

We also held $23.9 billion and $21.1 billion of agency mortgage-backed securities and CMOs, agency debentures and other agency debt securities at June 30, 2012 and December 31, 2011, respectively. We consider securities backed by the U.S. government or its agencies to have low credit risk as the long-term debt rating of the U.S. government is AA+ by S&P and AAA by Moody’s and Fitch.

Certain non-agency CMOs were other-than-temporarily impaired as a result of the deterioration in the expected credit performance of the underlying loans in those specific securities. As of June 30, 2012, we held approximately $297.4 million in amortized cost of non-agency CMOs that had been other-than-temporarily impaired. We recorded $5.3 million and $2.9 million of net impairment for the three months ended June 30, 2012 and 2011, respectively, and $8.8 million and $8.9 million of net impairment for the six months ended June 30, 2012 and 2011, respectively, related to other-than-temporarily impaired non-agency CMOs. Further declines in the performance of our non-agency CMO portfolio could result in additional impairments in future periods.

SUMMARY OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in conformity with GAAP. Note 1–Organization, Basis of Presentation and Summary of Significant Accounting Policies of Item 8. Financial Statements and Supplementary Data in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as updated in this report, contains a summary of our significant accounting policies, many of which require the use of estimates and assumptions. We believe that of our significant accounting policies, the following are noteworthy because they are based on estimates and assumptions that require complex and subjective judgments by management: allowance for loan losses; estimates of effective tax rates, deferred taxes and valuation allowances; classification and valuation of certain investments; accounting for derivative instruments; fair value measurements; and valuation of goodwill and other intangibles. Changes in these estimates or assumptions could materially impact our financial condition and results of operations. The accounting policy for allowance for loan losses has been updated for the period ended June 30, 2012 to reflect the change in the qualitative component of the general allowance for loan losses.

Allowance for Loan Losses

Description

The allowance for loan losses is management’s estimate of probable losses inherent in the loan portfolio as of the balance sheet date. In determining the adequacy of the allowance, we perform periodic evaluations of the loan portfolio and loss forecasting assumptions. As of June 30, 2012, the allowance for loan losses was $525.8 million on $11.7 billion of total loans receivable designated as held-for-investment.

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

For loans that are not TDRs, we established a general allowance. The one- to four-family and home equity loan portfolios are separated into risk segments based on key risk factors, which include but are not limited to loan type, loan acquisition channel, delinquency history, documentation type, LTV/CLTV ratio and borrowers’ credit scores. For home equity loans in the second lien position, the original balance of the first lien loan at origination date and updated valuations on the property underlying the loan are used to calculate CLTV. Both current CLTV and FICO scores are among the factors utilized to categorize the risk associated with mortgage loans and assign a probability assumption of future default. We utilize historical mortgage loan performance data to develop the forecast of delinquency and default for these risk segments. The consumer and other loan portfolio is separated into risk segments by product and delinquency status. We utilize historical performance data and historical recovery rates on collateral liquidation to forecast delinquency and loss at the product level. The one- to four-family and home equity loan portfolios represented 51% and 41%, respectively, of total loans receivable as of June 30, 2012. The consumer and other loan portfolio represented 8% of total loans receivable as of June 30, 2012.

The general allowance for loan losses also included a qualitative component to account for a variety of economic and operational factors that are not directly considered in the quantitative loss model but are factors we believe may impact the level of credit losses. Examples of these economic and operational factors are changes in the level of unemployment and the impact of historical loan modification activity, which impacts the historical performance data used to forecast delinquency and default in the general allowance for loan losses. In connection with the transition from the OTS to the OCC, during the fourth quarter of 2011, we suspended certain home equity loan modification programs that required changes to be aligned with the guidance from the OCC, our new primary banking regulator. These suspended programs were discontinued in the first quarter of 2012 which we expect to result in a decrease in the volume of TDRs in 2012. A portion of the qualitative component captures estimated losses associated with the impact of the historical loan modification activity assumed in the quantitative general allowance for loan losses. As a result, we do not anticipate a material impact to provision for loan losses in future periods.

The qualitative component for the consumer and other loan portfolio was 15% of the general allowance at June 30, 2012 and December 31, 2011. The qualitative component for the one- to four-family and home equity loan portfolios decreased from 35% of the general allowance for loan losses at December 31, 2011 to 15% at

June 30, 2012. The total qualitative component was $43 million as of June 30, 2012. The decrease in the qualitative reserve from December 31, 2011 to June 30, 2012 reflects the completion of our evaluation of certain programs and practices that were designed in accordance with guidance from our former regulator, the OTS. This evaluation was initiated in connection with the transition from the OTS to the OCC. As a result of the evaluation, loan modification policies and procedures were aligned with the guidance from the OCC. The qualitative component was increased to 35% during the fourth quarter of 2011 to reflect additional estimated losses due to this evaluation. The review resulted in a significant increase in charge-offs during the six months ended June 30, 2012 and a corresponding decrease in the qualitative component.

For modified loans accounted for as TDRs that are valued using the discounted cash flow model, we established a specific allowance. The specific allowance for TDRs factors in the historical default rate of an individual loan before being modified as a TDR in the discounted cash flow analysis in order to determine that specific loan’s expected impairment. Specifically, a loan that has a more severe delinquency history prior to modification will have a higher future default rate in the discounted cash flow analysis than a loan that was not as severely delinquent. For both of the one- to four-family and home equity loan portfolio segments, the performance observed in similar seasoned TDRs in our overall TDR program, in addition to each loan’s individual default experience and credit characteristics, is incorporated into the calculation of the specific allowance. A specific allowance is established to the extent that the recorded investment exceeds the discounted cash flows of a TDR with a corresponding charge to provision for loan losses. The specific allowance for these individually impaired loans represents the forecasted losses over the estimated remaining life of the loan, including the economic concession to the borrower.

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

DIF—Depositors Insurance Fund.

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

NOLs—Net operating losses.

Nonperforming assets—Assets that do not earn income, including those originally acquired to earn income (nonperforming loans) and those not intended to earn income (REO). Loans are classified as nonperforming when they are no longer accruing interest, which includes loans that are 90 days and greater past due, TDRs that are on nonaccrual status for all classes of loans and certain junior liens that have a delinquent senior lien.

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

OTTI—Other-than-temporary impairment.

OTS—Office of Thrift Supervision.

Real estate owned (“REO”) and other repossessed assets—Ownership or physical possession of real property by the Company, generally acquired as a result of foreclosure or repossession.

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

Wholesale Borrowings—Borrowings that consist of securities sold under agreements to repurchase and FHLB advances and other borrowings.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion about market risk disclosure includes forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of certain factors, including, but not limited to, those set forth in Item 1A. Risk Factors in the Annual Report on Form 10-K for the year ended December 31, 2011, and as updated in this report. Market risk is exposure to changes in interest rates, foreign exchange rates and equity and commodity prices. Our primary exposure to market risk is interest rate risk, which represents exposures to instruments whose values vary with changes of interest rates.

Interest Rate Risk

Our exposure to interest rate risk is related primarily to interest-earning assets and interest-bearing liabilities, the vast majority of which are held for non-trading purposes. The management of interest rate risk is essential to profitability. The primary objective of the management of interest rate risk is to control exposure to interest rates within the board-approved limits, as outlined in the scenario analysis below, and with limited exposure to earnings volatility resulting from interest rate fluctuations. Our general strategies to manage interest rate risk include balancing variable-rate and fixed-rate assets and liabilities and utilizing derivatives in a way that reduces overall exposure to changes in interest rates. Exposure to interest rate risk requires management to make complex assumptions regarding maturities, market interest rates and customer behavior. Changes in interest rates, including the following, could impact interest income and expense:

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

Exposure to market risk is dependent upon the distribution and composition of interest-earning assets, interest-bearing liabilities and derivatives. The differing risk characteristics of each product are managed to mitigate our exposure to interest rate fluctuations. At June 30, 2012, 90% of our total assets were enterprise interest-earning assets.

At June 30, 2012, approximately 66% of total assets were residential real estate loans and available-for-sale and held-to-maturity mortgage-backed securities. The values of these assets are sensitive to changes in interest rates, as well as expected prepayment levels. As interest rates increase, fixed rate residential mortgages and mortgage-backed securities tend to exhibit lower prepayments. The inverse is true in a falling rate environment.

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

Scenario Analysis

Scenario analysis is an advanced approach to estimating interest rate risk exposure. Under the Economic Value of Equity (“EVE”) approach, the present value of all existing interest-earning assets, interest-bearing liabilities, derivatives and forward commitments are estimated and then combined to produce an EVE figure. The approach values only the current balance sheet in which the most significant assumptions are the prepayment rates of the loan portfolio and mortgage-backed securities and the repricing of deposits. This approach does not incorporate assumptions related to business growth, or liquidation and re-investment of instruments. This approach provides an indicator of future earnings and capital levels because changes in EVE indicate the anticipated change in the value of future cash flows. The sensitivity of this value to changes in interest rates is then determined by applying alternative interest rate scenarios, which include, but are not limited to, instantaneous parallel shifts up 100, 200 and 300 basis points and down 100 basis points. The Company compares the parallel shift in interest rate changes in EVE to the established board limits in order to assess the Company’s interest rate risk.

The EVE method is used at the E*TRADE Bank level and not for the Company. E*TRADE Bank had 99% of enterprise interest-earning assets at both June 30, 2012 and December 31, 2011 and held 98% of enterprise interest-bearing liabilities at both June 30, 2012 and December 31, 2011. The sensitivity of EVE at June 30, 2012 and December 31, 2011 and the limits established by E*TRADE Bank’s Board of Directors are listed below (dollars in millions):

Parallel Change in Interest Rates (basis points)(1)	Change in EVE
	June 30, 2012		December 31, 2011
	Amount	Percentage	Amount	Percentage	Board Limit
+300	$(263.9)	(6.8)%	$(18.7)	(0.5)%	(25)%
+200	$(38.7)	(1.0)%	$120.2	3.4%	(15)%
+100	$88.5	2.3%	$153.6	4.4%	(10)%
-100	$(252.1)	(6.5)%	$(324.0)	(9.2)%	(10)%

(1)

On June 30, 2012 and December 31, 2011, the yield for the three-month treasury bill was 0.09% and 0.02%, respectively. As a result, the requirements of the EVE model were temporarily modified, resulting in the removal of the minus 200 and 300 basis points scenarios for the periods ended June 30, 2012 and December 31, 2011.

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

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue:
Operating interest income	$354,520	$394,653	$716,781	$782,119
Operating interest expense	(75,415)	(79,232)	(152,824)	(156,996)

Net operating interest income	279,105	315,421	563,957	625,123

Commissions	93,313	103,850	200,744	228,283
Fees and service charges	29,063	36,608	61,061	73,853
Principal transactions	21,239	23,756	45,385	53,332
Gains on loans and securities, net	24,685	31,011	59,591	63,345
Other-than-temporary impairment (“OTTI”)	(1,427)	(2,027)	(14,061)	(6,901)
Less: noncredit portion of OTTI recognized into (out of) other comprehensive income (before tax)	(3,842)	(857)	5,260	(2,045)

Net impairment	(5,269)	(2,884)	(8,801)	(8,946)
Other revenues	10,272	9,857	19,868	19,324

Total non-interest income	173,303	202,198	377,848	429,191

Total net revenue	452,408	517,619	941,805	1,054,314

Provision for loan losses	67,261	103,136	139,208	219,194
Operating expense:
Compensation and benefits	85,549	80,518	177,827	164,521
Clearing and servicing	32,837	39,192	67,392	78,347
Advertising and market development	36,567	37,019	84,155	81,384
FDIC insurance premiums	27,195	24,031	55,557	44,598
Professional services	19,934	21,492	40,269	44,960
Occupancy and equipment	18,244	17,163	36,098	33,977
Communications	18,358	17,227	37,478	32,782
Depreciation and amortization	23,104	22,724	45,343	44,771
Amortization of other intangibles	6,295	6,537	12,591	13,075
Facility restructuring and other exit activities	1,589	2,046	1,165	5,598
Other operating expenses	11,783	22,969	29,819	44,919

Total operating expense	281,455	290,918	587,694	588,932

Income before other income (expense) and income tax expense	103,692	123,565	214,903	246,188
Other income (expense):
Corporate interest income	20	63	34	679
Corporate interest expense	(45,285)	(44,824)	(90,410)	(88,101)
Gains (losses) on sales of investments, net	—	38	(1)	38
Gains on early extinguishment of debt	—	3,091	—	3,091
Equity in income (loss) of investments and venture funds	2,113	675	2,008	(323)

Total other income (expense)	(43,152)	(40,957)	(88,369)	(84,616)

Income before income tax expense	60,540	82,608	126,534	161,572
Income tax expense	21,030	35,490	24,433	69,221

Net income	$39,510	$47,118	$102,101	$92,351

Basic earnings per share	$0.14	$0.18	$0.36	$0.37
Diluted earnings per share	$0.14	$0.16	$0.35	$0.32
Shares used in computation of per share data:
Basic	285,645	269,119	285,561	249,817
Diluted	290,044	289,643	290,184	289,725

See accompanying notes to consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$39,510	$47,118	$102,101	$92,351
Other comprehensive income
Available-for-sale securities:
OTTI, net(1)	891	1,264	8,780	4,252
Noncredit portion of OTTI reclassification (into) out of other comprehensive income, net(2)	2,398	535	(3,286)	1,263
Unrealized gains, net(3)	57,154	99,104	93,329	111,991
Reclassification into earnings, net(4)	(18,783)	(15,802)	(40,599)	(37,761)

Net change from available-for-sale securities	41,660	85,101	58,224	79,745

Cash flow hedging instruments:
Unrealized losses, net(5)	(60,093)	(63,604)	(51,697)	(56,803)
Reclassification into earnings, net(6)	20,531	17,089	39,858	33,352

Net change from cash flow hedging instruments	(39,562)	(46,515)	(11,839)	(23,451)

Foreign currency translation gains (losses), net	(1,180)	1,452	(455)	3,487

Other comprehensive income	918	40,038	45,930	59,781

Comprehensive income	$40,428	$87,156	$148,031	$152,132

(1)

Amounts are net of benefit from income taxes of $0.5 million and $5.3 million for the three and six months ended June 30, 2012, respectively, compared to benefit from income taxes of $0.8 million and $2.6 million for the three and six months ended June 30, 2011, respectively.

(2)

Amounts are net of benefit from income taxes of $1.4 million and $2.0 million for the three and six months ended June 30, 2012, respectively, compared to benefit from income taxes of $0.3 million and $0.8 million for the three and six months ended June 30, 2011, respectively.

(3)

Amounts are net of provision for income taxes of $34.4 million and $56.2 million for the three and six months ended June 30, 2012, respectively, compared to provision for income taxes of $59.8 million and $67.9 million for the three and six months ended June 30, 2011, respectively.

(4)

Amounts are net of provision for income taxes of $11.3 million and $24.4 million for the three and six months ended June 30, 2012, respectively, compared to provision for income taxes of $9.5 million and $23.4 million for the three and six months ended June 30, 2011, respectively.

(5)

Amounts are net of benefit from income taxes of $36.2 million and $31.0 million for the three and six months ended June 30, 2012, respectively, compared to benefit from income taxes of $38.3 million and $34.3 million for the three and six months ended June 30, 2011, respectively.

(6)

Amounts are net of benefit from income taxes of $12.4 million and $24.3 million for the three and six months ended June 30, 2012, respectively, compared to benefit from income taxes of $10.3 million and $19.9 million for the three and six months ended June 30, 2011, respectively.

See accompanying notes to the consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(In thousands, except share data)

(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Cash and equivalents	$1,378,454	$2,099,839
Cash required to be segregated under federal or other regulations	761,485	1,275,587
Trading securities	60,081	54,372
Available-for-sale securities (includes securities pledged to creditors with the right to sell or repledge of $3,651,148 at June 30, 2012 and $3,916,927 at December 31, 2011)	16,152,748	15,651,493
Held-to-maturity securities (fair value of $8,762,859 at June 30, 2012 and $6,282,989 at December 31, 2011; includes securities pledged to creditors with the right to sell or repledge of $2,070,583 at June 30, 2012 and $2,092,570 at December 31, 2011)	8,433,682	6,079,512
Margin receivables	5,804,350	4,826,256
Loans receivable, net (net of allowance for loan losses of $525,756 at June 30, 2012 and $822,816 at December 31, 2011)	11,225,848	12,332,807
Investment in FHLB stock	131,478	140,183
Property and equipment, net	297,344	299,693
Goodwill	1,934,232	1,934,232
Other intangibles, net	273,213	285,805
Other assets	2,702,915	2,960,673

Total assets	$49,155,830	$47,940,452

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$27,911,100	$26,459,985
Securities sold under agreements to repurchase	4,717,656	5,015,499
Customer payables	5,128,653	5,590,858
FHLB advances and other borrowings	2,741,383	2,736,935
Corporate debt	1,501,278	1,493,552
Other liabilities	2,076,151	1,715,673

Total liabilities	44,076,221	43,012,502

Commitments and contingencies (see Note 12)
Shareholders’ equity:
Common stock, $0.01 par value, shares authorized: 400,000,000 at June 30, 2012 and December 31, 2011; shares issued and outstanding: 285,740,705 at June 30, 2012 and 285,368,075 at December 31, 2011	2,857	2,854
Additional paid-in-capital (“APIC”)	7,310,487	7,306,862
Accumulated deficit	(1,893,036)	(1,995,137)
Accumulated other comprehensive loss	(340,699)	(386,629)

Total shareholders’ equity	5,079,609	4,927,950

Total liabilities and shareholders’ equity	$49,155,830	$47,940,452

See accompanying notes to the consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2011	285,368	$2,854	$7,306,862	$(1,995,137)	$(386,629)	$4,927,950
Net income	—	—	—	102,101	—	102,101
Other comprehensive income	—	—	—	—	45,930	45,930
Conversion of convertible debentures	10	—	100	—	—	100
Exercise of stock options and related tax effects	2	—	(3,745)	—	—	(3,745)
Issuance of restricted stock, net of forfeitures and retirements to pay taxes	361	3	(1,616)	—	—	(1,613)
Share-based compensation	—	—	8,879	—	—	8,879
Other	—	—	7	—	—	7

Balance, June 30, 2012	285,741	$2,857	$7,310,487	$(1,893,036)	$(340,699)	$5,079,609

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2010	220,841	$2,208	$6,640,715	$(2,151,838)	$(438,640)	$4,052,445
Net income	—	—	—	92,351	—	92,351
Other comprehensive income	—	—	—	—	59,781	59,781
Conversion of convertible debentures	58,405	584	603,347	—	—	603,931
Exercise of stock options and related tax effects	29	—	1,504	—	—	1,504
Issuance of restricted stock, net of forfeitures and retirements to pay taxes	459	5	(4,673)	—	—	(4,668)
Share-based compensation	—	—	7,022	—	—	7,022
Other	—	—	(21)	—	—	(21)

Balance, June 30, 2011	279,734	$2,797	$7,247,894	$(2,059,487)	$(378,859)	$4,812,345

See accompanying notes to the consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$102,101	$92,351
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	139,208	219,194
Depreciation and amortization (including discount amortization and accretion)	192,820	164,870
Net impairment, (gains) on loans and securities, net and (gains) losses on sales of investments, net	(50,789)	(54,437)
Equity in (income) loss of investments and venture funds	(2,008)	323
Gains on early extinguishment of debt	—	(3,091)
Share-based compensation	8,879	7,022
Deferred taxes	75,505	72,128
Other	(1,324)	8,241
Net effect of changes in assets and liabilities:
Decrease (increase) in cash required to be segregated under federal or other regulations	514,102	(58,494)
Increase in margin receivables	(978,094)	(540,427)
(Decrease) increase in customer payables	(462,205)	321,628
Proceeds from sales of loans held-for-sale	178,203	56,860
Originations of loans held-for-sale	(187,507)	(55,971)
Net increase in trading securities	(5,617)	(8,387)
Decrease (increase) in other assets	211,142	(47)
Increase (decrease) in other liabilities	276,297	(62,470)

Net cash provided by operating activities	10,713	159,293

Cash flows from investing activities:
Purchases of available-for-sale securities	(6,037,857)	(4,510,115)
Proceeds from sales, maturities of and principal payments on available-for-sale securities	5,653,983	4,429,091
Purchases of held-to-maturity securities	(2,753,175)	(2,493,536)
Proceeds from maturities of and principal payments on held-to-maturity securities	383,667	116,849
Net decrease in loans receivable	905,898	1,140,538
Capital expenditures for property and equipment	(45,012)	(43,556)
Proceeds from sale of REO and repossessed assets	54,797	85,483
Net cash flow from derivatives hedging assets	(41,049)	30,469
Other	6,706	26,213

Net cash used in investing activities	$(1,872,042)	$(1,218,564)

See accompanying notes to the consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS-(Continued)

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from financing activities:
Net increase in deposits	$1,451,071	$757,607
Net decrease in securities sold under agreements to repurchase	(297,843)	(704,080)
Advances from FHLB	1,640,000	1,000,000
Payments on advances from FHLB	(1,640,000)	(1,000,000)
Net proceeds from issuance of senior notes	—	427,388
Payments on senior notes	—	(425,956)
Net cash flow from derivatives hedging liabilities	(9,210)	16,724
Other	(4,074)	(17,047)

Net cash provided by financing activities	1,139,944	54,636

Decrease in cash and equivalents	(721,385)	(1,004,635)
Cash and equivalents, beginning of period	2,099,839	2,374,346

Cash and equivalents, end of period	$1,378,454	$1,369,711

Supplemental disclosures:
Cash paid for interest	$201,461	$212,910
Cash paid (refund received) for income taxes	$4,398	$(319)
Non-cash investing and financing activities:
Conversion of convertible debentures to common stock	$100	$603,931
Transfers from loans to other real estate owned and repossessed assets	$71,366	$107,237

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

These consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2011.

Related Parties—Based upon the Company’s review of publicly available information, as of June 30, 2012, Citadel was one of the Company’s largest shareholders and the Company believes Citadel owned approximately 9.6% of its outstanding common stock and none of its outstanding debt. In addition, Kenneth Griffin, President and CEO of Citadel, joined the Board of Directors on June 8, 2009 pursuant to a director nomination right granted to Citadel in 2007. During the periods presented, the Company routed a portion of its customer equity orders in exchange-listed options and Regulation NMS Securities to an affiliate of Citadel for order handling and execution at current market rates. Payments for these customer equity orders represented approximately 1% of the Company’s total net revenue for both the three and six months ended June 30, 2012 and 2011. Joseph M. Velli, Chairman and CEO of ConvergEx Group, joined the Board of Directors in January 2010. During the periods presented, the Company used ConvergEx Group for clearing and transfer agent services. Payments for these services represented less than 1% of the Company’s total operating expenses for both the three and six months ended June 30, 2012 and 2011.

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

Financial Statement Descriptions and Related Accounting Policies

Margin Receivables—The fair value of securities that the Company received as collateral in connection with margin receivables and securities borrowing activities, where the Company is permitted to sell or re-pledge the securities, was approximately $8.2 billion and $6.8 billion as of June 30, 2012 and December 31, 2011, respectively. Of this amount, $2.0 billion and $1.3 billion had been pledged or sold in connection with securities loans, bank borrowings and deposits with clearing organizations as of June 30, 2012 and December 31, 2011, respectively.

Nonperforming Loans—The Company classifies loans as nonperforming when they are no longer accruing interest, which includes loans that are 90 days and greater past due, TDRs that are on nonaccrual status for all classes of loans and certain junior liens that have a delinquent senior lien. Interest previously accrued, but not collected, is reversed against current income when a loan is placed on nonaccrual status. Interest payments received on nonperforming loans are recognized on a cash basis in operating interest income until it is doubtful that full payment will be collected, at which point payments are applied to principal. The recognition of deferred fees or costs on originated loans and premiums or discounts on purchased loans in operating interest income is discontinued for nonperforming loans. Nonperforming loans, excluding loans that were modified as a TDR and certain junior liens that have a delinquent senior lien, return to accrual status when the loan becomes less than 90 days past due. TDRs return to accrual status after six consecutive payments have been made in accordance with the modified terms.

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

During the first quarter of 2012, interagency supervisory guidance related to practices associated with loans and lines of credit secured by junior liens on one- to four-family residential properties was issued. The guidance indicated that if a senior lien is delinquent, it should be considered in determining the income recognition of the junior lien. The vast majority of the Company’s home equity loans were purchased in the secondary market; therefore, the Company holds both the first and second lien positions in less than 1% of the home equity loan portfolio. The Company does not directly service its loans and as a result, relies on third party vendors and servicers to provide information on the home equity portfolio, including data on the first lien positions related to second lien home equity loans. During the second quarter of 2012, the Company engaged additional third parties in order to receive expanded information on the lien senior to the borrower’s junior lien, including delinquency and modification status. As a result, approximately $180 million of unpaid principal balance, or less than 4% of performing second lien home equity loans, were placed on nonaccrual status during the second quarter of 2012. This addition did not have a meaningful impact on the general allowance for loan losses as this delinquency data was already factored into the quantitative component of the general allowance for loan losses.

TDRs—Modified loans in which economic concessions were granted to borrowers experiencing financial difficulty are considered TDRs. Upon being classified as a TDR, such loan is categorized as an impaired loan and impairment is measured on an individual basis generally using a discounted cash flow model. When certain characteristics of the modified loan cast substantial doubt on the borrower’s ability to repay the loan, the

Company identifies the loan as collateral dependent and charges-off the amount of the modified loan balance in excess of the estimated current value of the underlying property less estimated costs to sell. Collateral dependent TDRs are identified based on the terms of the modification, which includes assigning a higher level of risk to loans in which the LTV or CLTV is greater than 110%, a borrower’s credit score is less than 600 and certain types of modifications, such as interest-only payments and terms longer than 30 years. Once a loan is modified as a TDR, the loan is considered impaired until maturity regardless of whether the borrower performs under the modified terms.

Allowance for Loan Losses—The allowance for loan losses is management’s estimate of probable losses inherent in the loan portfolio as of the balance sheet date. The Company’s segments are one- to four-family, home equity and consumer and other. For loans that are not TDRs, the Company established a general allowance. The estimate of the allowance for loan losses is based on a variety of quantitative and qualitative factors, including the composition and quality of the portfolio; delinquency levels and trends; current and historical charge-off and loss experience; the Company’s historical loss mitigation experience; the condition of the real estate market and geographic concentrations within the loan portfolio; the interest rate climate; the overall availability of housing credit; and general economic conditions. The one- to four-family and home equity loan portfolios are separated into risk segments based on key risk factors, which include but are not limited to loan type, loan acquisition channel, delinquency history, documentation type, LTV/CLTV ratio and borrowers’ credit scores. For home equity loans in the second lien position, the original balance of the first lien loan at origination date and updated valuations on the property underlying the loan are used to calculate CLTV. Both current CLTV and FICO scores are among the factors utilized to categorize the risk associated with loans and assign a probability assumption of future default. Based upon the segmentation, the Company utilizes historical performance data to develop the forecast of delinquency and default for these risk segments. The Company’s consumer and other loan portfolio is separated into risk segments by product and delinquency status. The Company utilizes historical performance data and historical recovery rates on collateral liquidation to forecast delinquency and loss at the product level. The general allowance for loan losses is typically equal to management’s forecast of loan losses in the twelve months following the balance sheet date. Management believes this level is representative of probable losses inherent in the loan portfolio at the balance sheet date.

The general allowance for loan losses also included a qualitative component to account for a variety of economic and operational factors that are not directly considered in the quantitative loss model but are factors the Company believes may impact the level of credit losses. Examples of these economic and operational factors are changes in the level of unemployment and the impact of historical loan modification activity, which impacts the historical performance data used to forecast delinquency and default in the general allowance for loan losses. In connection with the transition from the OTS to the OCC, during the fourth quarter of 2011, the Company suspended certain home equity loan modification programs that required changes to be aligned with the guidance from the OCC, the Company’s new primary banking regulator. These suspended programs were discontinued in the first quarter of 2012 which the Company expects to result in a decrease in the volume of TDRs in 2012. A portion of the qualitative component captures estimated losses associated with the impact of the historical loan modification activity assumed in the quantitative general allowance for loan losses.

The qualitative component for the consumer and other loan portfolio was 15% of the general allowance at June 30, 2012 and December 31, 2011. The qualitative component for the one- to four-family and home equity loan portfolios decreased from 35% of the general allowance for loan losses at December 31, 2011 to 15% at June 30, 2012. The total qualitative component was $43 million as of June 30, 2012. The decrease in the qualitative reserve from December 31, 2011 to June 30, 2012 reflects the completion of the Company’s evaluation of certain programs and practices that were designed in accordance with guidance from the Company’s former regulator, the OTS. This evaluation was initiated in connection with the transition from the OTS to the OCC. As a result of the evaluation, loan modification policies and procedures were aligned with the guidance from the OCC. The qualitative component was increased to 35% during the fourth quarter of 2011 to reflect additional estimated losses due to this evaluation. The review resulted in a significant increase in charge-offs during the six months ended June 30, 2012 and a corresponding decrease in the qualitative component.

For modified loans accounted for as TDRs that are valued using the discounted cash flow model, the Company established a specific allowance. The specific allowance for TDRs factors in the historical default rate of an individual loan before being modified as a TDR in the discounted cash flow analysis in order to determine that specific loan’s expected impairment. Specifically, a loan that has a more severe delinquency history prior to modification will have a higher future default rate in the discounted cash flow analysis than a loan that was not as severely delinquent. For both of the one- to four-family and home equity loan portfolio segments, the performance observed in similar seasoned TDRs in the Company’s overall TDR program, in addition to each loan’s individual default experience and credit characteristics, is incorporated into the calculation of the specific allowance. A specific allowance is established to the extent that the recorded investment exceeds the discounted cash flows of a TDR with a corresponding charge to provision for loan losses. The specific allowance for these individually impaired loans represents the forecasted losses over the estimated remaining life of the loan, including the economic concession to the borrower.

Income Taxes—In 2012, the Internal Revenue Service sent an examination notification to the Company related to its 2009 and 2010 federal tax returns. While the Company cannot predict the outcome of the examination, it believes that adequate provision has been made for any of the Company’s uncertain tax positions. Uncertain tax positions are only recognized to the extent they satisfy the accounting for uncertain tax positions criteria included in the income taxes accounting guidance, which states that in order to recognize an uncertain tax position it must be more likely than not that it will be sustained upon examination. For uncertain tax positions, tax benefit is recognized for positions in which it is more than fifty percent likely of being sustained on effective settlement.

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

NOTE 2—OPERATING INTEREST INCOME AND OPERATING INTEREST EXPENSE

The following table shows the components of operating interest income and operating interest expense (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Operating interest income:
Loans	$124,994	$180,974	$264,495	$367,319
Available-for-sale securities	98,325	106,759	203,986	217,640
Held-to-maturity securities	60,245	32,973	113,651	53,723
Margin receivables	55,418	58,682	103,408	114,975
Securities borrowed and other	15,538	15,265	31,241	28,462

Total operating interest income	354,520	394,653	716,781	782,119

Operating interest expense:
Securities sold under agreements to repurchase	(40,473)	(37,981)	(81,237)	(75,974)
FHLB advances and other borrowings	(25,404)	(26,978)	(50,826)	(52,242)
Deposits	(6,611)	(11,715)	(14,953)	(23,989)
Customer payables and other	(2,927)	(2,558)	(5,808)	(4,791)

Total operating interest expense	(75,415)	(79,232)	(152,824)	(156,996)

Net operating interest income	$279,105	$315,421	$563,957	$625,123

NOTE 3—FAIR VALUE DISCLOSURES

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the Company may use various valuation approaches, including market, income and/or cost approaches. The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Fair value is a market-based measure considered from the perspective of a market participant. Accordingly, even when market assumptions are not readily available, the Company’s own assumptions reflect those that market participants would use in pricing the asset or liability at the measurement date. The fair value measurement accounting guidance describes the following three levels used to classify fair value measurements:

•	Level 1—Unadjusted quoted prices in active markets for identical assets or liabilities that are accessible by the Company.

•	Level 2—Quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

•	Level 3—Unobservable inputs that are significant to the fair value of the assets or liabilities.

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

Residential Mortgage-backed Securities

The Company’s residential mortgage-backed securities portfolio was comprised of agency mortgage-backed securities and CMOs, which represented the majority of the portfolio, and non-agency CMOs. Agency mortgage-backed securities and CMOs are guaranteed by U.S. government sponsored and federal agencies. The majority of the Company’s non-agency CMOs were backed by first lien mortgages and were below investment grade or non-rated as of June 30, 2012. The weighted average coupon rates for the residential mortgage-backed securities as of June 30, 2012 are shown in the following table:

Weighted Average Coupon Rate
Agency mortgage-backed securities	3.20%
Agency CMOs	3.45%
Non-agency CMOs	3.84%

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

The Company considers the price transparency for non-agency CMOs to be a key determinant of the degree of judgment involved in determining the fair value. As of June 30, 2012, the Company’s non-agency CMOs were categorized in Level 2 and Level 3 of the fair value hierarchy. The Company’s portfolio management group determines the fair value measurements using a discounted cash flow methodology for non-agency CMOs on a monthly basis with market observable data, and a pricing service is utilized to corroborate the market observability of significant inputs. The fair value measurements, valuation techniques and level classification methodology are reviewed and compared to prior periods on a quarterly basis by management from the finance, credit, enterprise risk management and compliance departments.

The significant inputs used in the fair value measurement of non-agency CMOs are yield, default rate, loss severity and prepayment rate. Significant changes in any of those inputs in isolation would result in a significant change in the fair value. Generally, an increase in the yield, default rate or loss severity in isolation would result in a decrease in the fair value, and an increase in the prepayment rate would result in an increase in fair value. In addition, an increase in the assumption used for the prepayment rate generally will result in an increase in yield.

The following table presents additional information about the underlying loans and significant inputs used in discounted cash flow methodologies for the valuation of non-agency CMOs that were categorized in Level 3 of the fair value hierarchy as of June 30, 2012:

	Weighted Average	Range
Underlying loans:
Coupon rate	4.17%	2.03% - 6.83%
Maturity (years)	22	19 - 25
Significant inputs:
Yield	5%	2% - 17%
Default rate(1)	14%	1% - 67%
Loss severity	51%	20% - 96%
Prepayment rate	5%	0% - 28%

(1)	The default rate reflects the implied rate necessary to equate market price to the book yield given the market credit assumption.

Other Debt Securities

The fair value measurements of other agency debt securities were determined using market and income approaches along with the Company’s own trading activities for identical or similar instruments and were categorized in Level 2 of the fair value hierarchy. The Company’s municipal bonds are revenue bonds issued by state and other local government agencies. The valuation of corporate bonds is impacted by the credit worthiness of the corporate issuer. The majority of the Company’s municipal bonds and corporate bonds were rated investment grade as of June 30, 2012. These securities were valued using a market approach with pricing service valuations corroborated by recent market transactions for identical or similar bonds. Municipal bonds and corporate bonds were categorized in Level 2 of the fair value hierarchy.

Derivative Instruments

Interest rate swap and option contracts were valued with an income approach using pricing models that are commonly used by the financial services industry. The market observable inputs used in the pricing models include the swap curve, the volatility surface, and prime or overnight indexed swap basis from a financial data provider. The Company does not consider these models to involve significant judgment on the part of management, and the Company corroborated the fair value measurements with counterparty valuations. The Company’s derivative instruments were categorized in Level 2 of the fair value hierarchy. The consideration of credit risk, the Company’s or the counterparty’s, did not result in an adjustment to the valuation of its derivative instruments in the periods presented.

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

Nonrecurring Fair Value Measurement Techniques

Loans Receivable and REO

The Company records certain other assets at fair value on a nonrecurring basis: 1) one- to four-family and home equity loans in which the amount of the loan balance in excess of the estimated current value of the property less estimated costs to sell has been charged-off; and 2) real estate acquired through physical possession of property or upon foreclosure that is carried at the lower of the property’s carrying value or fair value, less estimated selling costs.

Loans that have been delinquent for 180 days or in bankruptcy and are charged off based on the estimated current value of the underlying property less estimated selling costs remain classified as nonperforming loans until they become REO. These loans continue to be reported as nonperforming unless they subsequently meet the requirements for being reported as performing loans. TDRs that are charged off based on the estimated current value of the underlying property less estimated selling costs are classified as nonperforming loans at the time of modification and return to accrual status after six consecutive payments are made in accordance with the modified terms. Property valuations for these one- to four-family and home equity loans are based on the most recent “as is” property valuation data available, which may include appraisals, broker price opinions, prices for similar properties, automated valuation models or home price indices. Subsequent to the recording of an initial fair value measurement, these loans continue to be measured at fair value on a nonrecurring basis, utilizing the estimated value of the underlying property less estimated selling costs. These property valuations are updated on a monthly, quarterly or semi-annual basis depending on the type of valuation initially used. If the value of the underlying property has declined, an additional charge-off is recorded. If the value of the underlying property has increased, previously charged-off amounts are not reversed. If the valuation data obtained is significantly different from the valuation previously received, the Company orders additional property valuation data to corroborate or update the valuation.

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

The following table presents additional information about significant unobservable inputs used in the valuation of assets measured at fair value on a nonrecurring basis that were categorized in Level 3 of the fair value hierarchy as of June 30, 2012 (dollars in thousands):

	Unobservable Inputs	Average	Range
One- to four-family	Appraised value	$364	$5	—	$2,200
Home equity	Appraised value	$265	$5	—	$1,890
Real estate owned	Appraised value	$320	$1	—	$2,002

Loans receivable and real estate owned are valued and reported to the Credit Risk Committee by the Company’s credit risk management group. The credit risk management group determines the fair value measurement and valuation policies and procedures, which are designed to be in compliance with guidance from the Company’s regulators. The fair value measurements and valuation techniques are reviewed and compared to prior periods on a quarterly basis by the Credit Risk Committee, which includes management from the finance, credit, enterprise risk management and compliance departments.

Recurring and Nonrecurring Fair Value Measurements

Assets and liabilities measured at fair value are summarized below (dollars in thousands):

	Level 1	Level 2	Level 3	Fair Value
June 30, 2012:
Recurring fair value measurements:
Assets
Trading securities	$58,985	$1,096	$—	$60,081
Available-for-sale securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	—	14,244,443	—	14,244,443
Non-agency CMOs	—	223,590	90,594	314,184

Total residential mortgage-backed securities	—	14,468,033	90,594	14,558,627

Investment securities:
Agency debentures	—	790,220	—	790,220
Other agency debt securities	—	758,427	—	758,427
Municipal bonds	—	41,514	—	41,514
Corporate bonds	—	3,960	—	3,960

Total investment securities	—	1,594,121	—	1,594,121

Total available-for-sale securities	—	16,062,154	90,594	16,152,748

Other assets:
Derivative assets(1)	—	62,893	—	62,893
Deposits with clearing organizations(2)	27,999	—	—	27,999

Total other assets measured at fair value on a recurring basis	27,999	62,893	—	90,892

Total assets measured at fair value on a recurring basis(3)	$86,984	$16,126,143	$90,594	$16,303,721

Liabilities
Derivative liabilities(1)	$—	$390,145	$—	$390,145
Securities sold, not yet purchased	63,620	171	—	63,791

Total liabilities measured at fair value on a recurring basis(3)	$63,620	$390,316	$—	$453,936

Nonrecurring fair value measurements:(4)
Loans receivable:
One- to four-family	$—	$—	$649,994	$649,994
Home equity	—	—	76,992	76,992

Total loans receivable	—	—	726,986	726,986
REO	—	—	74,651	74,651

Total assets measured at fair value on a nonrecurring basis	$—	$—	$801,637	$801,637

(1)

The majority of derivative assets and liabilities are interest rate contracts. Information related to derivative instruments is detailed in Note 6—Accounting for Derivative Instruments and Hedging Activities.

(2)	Represents U.S. Treasury securities held by a broker-deal subsidiary.
(3)	Assets and liabilities measured at fair value on a recurring basis represented 33% and 1% of the Company’s total assets and total liabilities, respectively.
(4)

Represents the fair value of assets prior to deducting estimated selling costs that were carried on the consolidated balance sheet as of June 30, 2012, and for which a fair value measurement was recorded during the period.

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

The following table presents the losses associated with the assets measured at fair value on a nonrecurring basis during the three and six months ended June 30, 2012 and 2011 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
One- to four-family	$34,408	$56,742	$134,755	$107,942
Home equity	42,940	28,262	194,765	59,173

Total losses on loans receivable measured at fair value	$77,348	$85,004	$329,520	$167,115

Losses on REO measured at fair value	$3,721	$7,173	$8,017	$16,318

Transfers Between Levels 1 and 2

For assets and liabilities measured at fair value on a recurring basis, the Company’s transfers between levels of the fair value hierarchy are deemed to have occurred at the beginning of the reporting period on a quarterly basis. The Company’s transfers of securities owned and securities sold, not yet purchased between Level 1 and 2 are generally driven by trading activities of those securities during the period. The Company had no material transfers between Level 1 and 2 during the three and six months ended June 30, 2012.

Level 3 Rollforward for Recurring Fair Value Measurements

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

The following tables present additional information about Level 3 assets and liabilities measured at fair value on a recurring basis (dollars in thousands):

Available-for-sale Securities
Non-agency CMOs
Opening balance, April 1, 2012	$82,269
Losses recognized in earnings(1)	(3,849)
Gains recognized in other comprehensive income(2)	4,413
Settlements	(3,099)
Transfers in to Level 3(3)(4)	34,248
Transfers out of Level 3(3)(5)	(23,388)

Closing balance, June 30, 2012	$90,594

(1)	Losses recognized in earnings were related to instruments held at June 30, 2012 and are reported in the net impairment line item.
(2)	Gains recognized in other comprehensive income are reported in the net change from available-for-sale securities line item.
(3)	The Company’s transfers in and out of Level 3 are as of the beginning of the reporting period on a quarterly basis.
(4)	Non-agency CMOs transferred in to Level 3 due to a lack of observable market data, resulting from a decrease in market activity for the securities.
(5)	Non-agency CMOs transferred out of Level 3 because observable market data became available for those securities

		Available-for-sale Securities
	Trading Securities	Non-agency CMOs
Opening balance, April 1, 2011	$553	$255,066
Losses recognized in earnings(1)	(270)	(191)
Gains recognized in other comprehensive income(2)	—	2,679
Settlements	—	(12,181)
Transfer in to Level 3(3)(4)	8,929	131,135
Transfer out of Level 3(3)(5)	—	(161,715)

Closing balance, June 30, 2011	$9,212	$214,793

(1)	The majority of losses recognized in earnings were related to instruments held at June 30, 2011 and are reported in the net impairment line item.
(2)	Gains recognized in other comprehensive income are reported in the net change from available-for-sale securities line item.
(3)	The Company’s transfers in and out of Level 3 are as of the beginning of the reporting period on a quarterly basis.
(4)	Non-agency CMOs transferred in to Level 3 due to a lack of observable market data, resulting from a decrease in market activity for the securities.
(5)	Non-agency CMOs transferred out of Level 3 because observable market data became available for those securities.

Available-for-sale Securities
Non-agency CMOs
Opening balance, January 1, 2012	$97,106
Losses recognized in earnings(1)	(6,602)
Gains recognized in other comprehensive income(2)	4,444
Settlements	(7,281)
Transfers in to Level 3(3)(4)	87,887
Transfers out of Level 3(3)(5)	(84,960)

Closing balance, June 30, 2012	$90,594

(1)	Losses recognized in earnings were related to instruments held at June 30, 2012 and are reported in the net impairment line item.
(2)	Gains recognized in other comprehensive income are reported in the net change from available-for-sale securities line item.
(3)	The Company’s transfers in and out of Level 3 are as of the beginning of the reporting period on a quarterly basis.
(4)	Non-agency CMOs transferred in to Level 3 due to a lack of observable market data, resulting from a decrease in market activity for the securities.
(5)	Non-agency CMOs transferred out of Level 3 because observable market data became available for those securities

		Available-for-sale Securities
	Trading Securities	Non-agency CMOs
Opening Balance, January 1, 2011	$630	$195,220
Losses recognized in earnings(1)	(347)	(5,958)
Gains recognized in other comprehensive income(2)	—	14,342
Settlements	—	(20,446)
Transfers in to Level 3(3)(4)	8,929	194,822
Transfers out of Level 3(3)(5)	—	(163,187)

Closing balance, June 30, 2011	$9,212	$214,793

(1)	The majority of losses recognized in earnings were related to instruments held at June 30, 2011 and are reported in the net impairment line item.
(2)	Gains recognized in other comprehensive income are reported in the net change from available-for-sale securities line item.
(3)	The Company’s transfers in and out of Level 3 are as of the beginning of the reporting period on a quarterly basis.
(4)	Non-agency CMOs transferred in to Level 3 due to a lack of observable market data, resulting from a decrease in market activity for the securities.
(5)	Non-agency CMOs transferred out of Level 3 because observable market data became available for those securities

The Company’s transfers of certain non-agency CMOs in and out of Level 3 are generally driven by changes in price transparency for the securities. Financial instruments for which actively quoted prices or pricing parameters are available will have a higher degree of price transparency than financial instruments that are thinly traded or not quoted. As of June 30, 2012, less than 1% of the Company’s total assets and none of its total liabilities represented instruments measured at fair value on a recurring basis categorized as Level 3.

Fair Value of Financial Instruments Not Carried at Fair Value

The following summarizes the carrying and fair values of financial instrument assets and liabilities, excluding the financial instruments that are valued on a recurring basis, and the level within the fair value hierarchy that the fair value measurements are classified (dollars in thousands):

	June 30, 2012
	Carrying Value	Level 1	Level 2	Level 3	Fair Value
Assets
Cash and equivalents	$1,378,454	$1,378,454	$—	$—	$1,378,454
Cash required to be segregated under federal or other regulations	$761,485	$761,485	$—	$—	$761,485

Held-to-maturity securities:
Agency mortgage-backed securities and CMOs	$7,222,424	$—	$7,493,092	$—	$7,493,092
Agency debentures	163,423	—	170,163	—	170,163
Other agency debt securities	1,047,835	—	1,099,604	—	1,099,604

Total held-to-maturity securities	$8,433,682	$—	$8,762,859	$—	$8,762,859

Margin receivables	$5,804,350	$—	$5,804,350	$—	$5,804,350
Loans receivable, net:
One- to four-family	$5,797,235	$—	$—	$5,054,518	$5,054,518
Home equity	4,493,963	—	—	4,072,100	4,072,100
Consumer and other	934,650	—	—	950,650	950,650

Total loans receivable, net(1)(2)	$11,225,848	$—	$—	$10,077,268	$10,077,268

Investment in FHLB stock	$131,478	$—	$—	$131,478	$131,478
Liabilities
Deposits	$27,911,000	$—	$27,923,818	$—	$27,923,818
Securities sold under agreements to repurchase	$4,717,656	$—	$4,770,153	$—	$4,770,153
Customer payables	$5,128,653	$—	$5,128,653	$—	$5,128,653
FHLB advances and other borrowings	$2,741,383	$—	$2,485,882	$169,495	$2,655,377
Corporate debt	$1,501,278	$—	$1,792,526	$—	$1,792,526

(1)	The carrying value of loans receivable, net includes the allowance for loan loss of $525.8 million as of June 30, 2012.
(2)	The carrying value of loans receivable, net includes the loans receivables that are valued at fair value on a nonrecurring basis as of June 30, 2012.

	December 31, 2011(3)
	Carrying Value	Fair Value
Assets
Held-to-maturity securities	$6,079,512	$6,282,989
Loans receivable, net(1)(2)	$12,332,807	$11,142,297
Liabilities
Deposits	$26,459,985	$26,473,902
Securities sold under agreements to repurchase	$5,015,499	$5,075,415
FHLB advances and other borrowings	$2,736,935	$2,671,877
Corporate debt	$1,493,552	$1,760,564

(1)	The carrying value of loans receivable, net includes the allowance for loan losses of $822.8 million as of December 31, 2011.
(2)	The carrying value of loans receivable, net includes the loans receivables that are valued at fair value on a nonrecurring basis as of December 31, 2011.
(3)

Certain disclosures are not presented for periods prior to the adoption date as the amended fair value measurement disclosure guidance for certain items was not adopted by the Company until January 1, 2012.

Financial instruments whose fair values approximate their carrying values are summarized as follows:

Cash and equivalents, cash required to be segregated under federal or other regulations, margin receivables and customer payables—Fair value is estimated to be carrying value.

Investment in FHLB stock—FHLB stock is carried at cost, which is considered to be a reasonable estimate of fair value.

Financial instruments whose fair values were different from their carrying values are summarized as follows:

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

Deposits—Fair value is the amount payable on demand at the reporting date for sweep deposits, complete savings deposits, other money market and savings deposits and checking deposits. For certificates of deposit and brokered certificates of deposit, fair value is estimated by discounting future cash flows using discount factors derived from current observable rates implied for other similar instruments with similar remaining maturities.

Securities sold under agreements to repurchase—Fair value is determined by discounting future cash flows using discount factors derived from current observable rates implied for other similar instruments with similar remaining maturities.

FHLB advances and other borrowings—Fair value for FHLB advances is estimated by discounting future cash flows using discount factors derived from current observable rates implied for similar instruments with similar remaining maturities. For subordinated debentures, fair value is estimated by discounting future cash flows at the rate implied by dealer pricing quotes. For margin collateral, overnight and other short-term borrowings, fair value approximates carrying value.

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

NOTE 4—AVAILABLE-FOR-SALE AND HELD-TO-MATURITY SECURITIES

The amortized cost basis and fair value of available-for-sale and held-to-maturity securities are shown in the following tables (dollars in thousands):

	Amortized Cost	Gross Unrealized / Unrecognized Gains	Gross Unrealized / Unrecognized Losses	Fair Value
June 30, 2012:
Available-for-sale securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$13,973,409	$277,408	$(6,374)	$14,244,443
Non-agency CMOs	386,825	1,912	(74,553)	314,184

Total residential mortgage-backed securities	14,360,234	279,320	(80,927)	14,558,627

Investment securities:
Agency debentures	770,336	21,114	(1,230)	790,220
Other agency debt securities	731,750	26,700	(23)	758,427
Municipal bonds	42,335	758	(1,579)	41,514
Corporate bonds	5,477	—	(1,517)	3,960

Total investment securities	1,549,898	48,572	(4,349)	1,594,121

Total available-for-sale securities	$15,910,132	$327,892	$(85,276)	$16,152,748

Held-to-maturity securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$7,222,424	$271,026	$(358)	$7,493,092
Investment securities:
Agency debentures	163,423	6,740	—	170,163
Other agency debt securities	1,047,835	51,769	—	1,099,604

Total investment securities	1,211,258	58,509	—	1,269,767

Total held-to-maturity securities	$8,433,682	$329,535	$(358)	$8,762,859

	Amortized Cost	Gross Unrealized / Unrecognized Gains	Gross Unrealized / Unrecognized Losses	Fair Value

December 31, 2011:
Available-for-sale securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$13,772,134	$203,541	$(9,963)	$13,965,712
Non-agency CMOs	422,568	3,331	(84,346)	341,553

Total residential mortgage-backed securities	14,194,702	206,872	(94,309)	14,307,265

Investment securities:
Agency debentures	743,246	—	(11,966)	731,280
Other agency debt securities	541,038	13,654	(498)	554,194
Municipal bonds	42,325	261	(1,517)	41,069
Corporate bonds	25,357	—	(7,672)	17,685

Total investment securities	1,351,966	13,915	(21,653)	1,344,228

Total available-for-sale securities	$15,546,668	$220,787	$(115,962)	$15,651,493

Held-to-maturity securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$5,296,520	$162,975	$(1,545)	$5,457,950
Investment securities:
Agency debentures	163,412	5,764	—	169,176
Other agency debt securities	619,580	36,283	—	655,863

Total investment securities	782,992	42,047	—	825,039

Total held-to-maturity securities	$6,079,512	$205,022	$(1,545)	$6,282,989

Contractual Maturities

The contractual maturities of all available-for-sale and held-to-maturity debt securities at June 30, 2012 are shown below (dollars in thousands):

	Amortized Cost	Fair Value
Available-for-sale debt securities:
Due within one to five years	$18	$21
Due within five to ten years	1,530,630	1,577,187
Due after ten years	14,379,484	14,575,540

Total available-for-sale securities	$15,910,132	$16,152,748

Held-to-maturity securities:
Due within one to five years	$324,109	$338,194
Due within five to ten years	2,463,519	2,613,949
Due after ten years	5,646,054	5,810,716

Total held-to-maturity securities	$8,433,682	$8,762,859

Other-Than-Temporary Impairment of Investments

The following tables show the fair value and unrealized or unrecognized losses on available-for-sale and held-to-maturity securities, aggregated by investment category, and the length of time that individual securities have been in a continuous unrealized or unrecognized loss position (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized / Unrecognized Losses	Fair Value	Unrealized / Unrecognized Losses	Fair Value	Unrealized / Unrecognized Losses
June 30, 2012:
Available-for-sale securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$1,020,767	$(5,671)	$161,228	$(703)	$1,181,995	$(6,374)
Non-agency CMOs	391	(72)	298,591	(74,481)	298,982	(74,553)
Investment securities:
Agency debentures	95,246	(1,230)	—	—	95,246	(1,230)
Other agency debt securities	37,053	(23)	—	—	37,053	(23)
Municipal bonds	7,280	(20)	10,441	(1,559)	17,721	(1,579)
Corporate bonds	—	—	3,960	(1,517)	3,960	(1,517)

Total temporarily impaired available-for-sale securities	$1,160,737	$(7,016)	$474,220	$(78,260)	$1,634,957	$(85,276)

Held-to-maturity securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$109,830	$(358)	$—	$—	$109,830	$(358)

Total temporarily impaired held-to-maturity securities	$109,830	$(358)	$—	$—	$109,830	$(358)

December 31, 2011:
Available-for-sale securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$1,314,331	$(4,014)	$647,144	$(5,949)	$1,961,475	$(9,963)
Non-agency CMOs	4,336	(355)	321,932	(83,991)	326,268	(84,346)
Investment securities:
Agency debentures	731,280	(11,966)	—	—	731,280	(11,966)
Other agency debt securities	37,296	(498)	—	—	37,296	(498)
Municipal bonds	—	—	20,598	(1,517)	20,598	(1,517)
Corporate bonds	—	—	17,685	(7,672)	17,685	(7,672)

Total temporarily impaired available-for-sale securities	$2,087,243	$(16,833)	$1,007,359	$(99,129)	$3,094,602	$(115,962)

Held-to-maturity securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$343,340	$(1,192)	$42,445	$(353)	$385,785	$(1,545)

Total temporarily impaired held-to-maturity securities	$343,340	$(1,192)	$42,445	$(353)	$385,785	$(1,545)

The Company does not believe that any individual unrealized loss in the available-for-sale or unrecognized loss in the held-to-maturity portfolio as of June 30, 2012 represents a credit loss. The credit loss component is the difference between the security’s amortized cost basis and the present value of its expected future cash flows, and is recognized in earnings. The noncredit loss component is the difference between the present value of its expected future cash flows and the fair value and is recognized through other comprehensive income. The Company assessed whether it intends to sell, or whether it is more likely than not that the Company will be required to sell a security before recovery of its amortized cost basis. For debt securities that are considered other-than-temporarily impaired and that the Company does not intend to sell and will not be required to sell prior to recovery of its amortized cost basis, the Company determines the amount of the impairment that is related to credit and the amount due to all other factors.

The majority of the unrealized or unrecognized losses on mortgage-backed securities are attributable to changes in interest rates and a re-pricing of risk in the market. Agency mortgage-backed securities and CMOs, agency debentures and other agency debt securities are backed by the U.S. government. Municipal bonds and corporate bonds are evaluated by reviewing the credit-worthiness of the issuer and general market conditions. The Company does not intend to sell the securities in an unrealized loss position and it is not more likely than not that the Company will be required to sell the debt securities before the anticipated recovery of its remaining amortized cost of the securities in an unrealized loss position at June 30, 2012.

The majority of the Company’s available-for-sale and held-to-maturity portfolio consists of residential mortgage-backed securities. For residential mortgage-backed securities, the Company calculates the credit portion of OTTI by comparing the present value of the expected future cash flows with the amortized cost basis of the security. The expected future cash flows are determined using the remaining contractual cash flows adjusted for future credit losses. The estimate of expected future credit losses includes the following assumptions: 1) expected default rates based on current delinquency trends, foreclosure statistics of the underlying mortgages and loan documentation type; 2) expected loss severity based on the underlying loan characteristics, including loan-to-value, origination vintage and geography; and 3) expected loan prepayments and principal reduction based on current experience and existing market conditions that may impact the future rate of prepayments. The expected cash flows of the security are then discounted at the interest rate used to recognize interest income on the security to arrive at the present value amount. The following table presents a summary of the significant inputs considered for securities that were other-than-temporarily impaired as of June 30, 2012:

	June 30, 2012
	Weighted Average	Range
Default rate(1)	7%	1% - 24%
Loss severity	52%	40% - 70%
Prepayment rate	6%	2% - 15%

(1)	Represents the expected default rate for the next twelve months.

The following table presents a roll forward of the credit loss component of the amortized cost of debt securities that have noncredit loss recognized in other comprehensive income and credit loss recognized in earnings for the periods presented (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Credit loss balance, beginning of period	$206,477	$194,100	$202,945	$188,038
Additions:
Initial credit impairment	—	54	—	61
Subsequent credit impairment	5,269	2,830	8,801	8,885

Credit loss balance, end of period	$211,746	$196,984	$211,746	$196,984

Within the securities portfolio, the highest concentration of credit risk is the non-agency CMO portfolio. As of June 30, 2012, the Company held approximately $297.4 million in amortized cost of non-agency CMO securities that had been other-than-temporarily impaired as a result of deterioration in the expected credit performance of the underlying loans in the securities. The following table shows the components of net impairment for the periods presented (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Other-than-temporary impairment (“OTTI”)	$(1,427)	$(2,027)	$(14,061)	$(6,901)
Less: noncredit portion of OTTI recognized into (out of) other comprehensive income (before tax)	(3,842)	(857)	5,260	(2,045)

Net impairment	$(5,269)	$(2,884)	$(8,801)	$(8,946)

Gains on Loans and Securities, Net

The detailed components of the gains on loans and securities, net line item on the consolidated statement of income are as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Gains on loans, net	$169	$91	$162	$143
Gains on securities, net
Gains on available-for-sale securities and other investments	33,081	25,331	68,018	61,152
Losses on available-for-sale securities and other investments	(2,982)	—	(2,982)	—
Gains (losses) on trading securities, net	(109)	264	(108)	860
Hedge ineffectiveness	(5,474)	5,325	(5,499)	1,190

Gains on securities, net	24,516	30,920	59,429	63,202

Gains on loans and securities, net	$24,685	$31,011	$59,591	$63,345

NOTE 5—LOANS RECEIVABLE, NET

Loans receivable, net are summarized as follows (dollars in thousands):

	June 30, 2012	December 31, 2011
One- to four-family	$5,987,276	$6,615,808
Home equity	4,715,350	5,328,657
Consumer and other	966,658	1,113,257

Total loans receivable	11,669,284	13,057,722
Unamortized premiums, net	82,320	97,901
Allowance for loan losses	(525,756)	(822,816)

Total loans receivable, net	$11,225,848	$12,332,807

At June 30, 2012, we pledged $9.1 billion and $0.9 billion of loans as collateral to the FHLB and Federal Reserve Bank, respectively. At December 31, 2011, we pledged $10.0 billion and $1.0 billion of loans as collateral to the FHLB and Federal Reserve Bank, respectively.

The following table represents the breakdown of the total recorded investment in loans receivable and allowance for loan losses by loans that have been collectively evaluated for impairment and those that have been individually evaluated for impairment (dollars in thousands):

	Recorded Investment		Allowance for Loan Losses
	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Loans collectively evaluated for impairment	$10,416,611	$11,736,731	$332,989	$502,673
Loans individually evaluated for impairment (TDRs)	1,334,993	1,418,892	192,767	320,143

Total recorded investment in loans receivable	$11,751,604	$13,155,623	$525,756	$822,816

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

The home equity loan portfolio is primarily second lien loans on residential real estate properties, which have a higher level of credit risk than first lien mortgage loans. Approximately 15% of the home equity portfolio was in the first lien position as of June 30, 2012. The Company holds both the first and second lien positions in less than 1% of the home equity loan portfolio. The home equity loan portfolio consists of home equity installment loans and home equity lines of credit.

Home equity installment loans are primarily fixed rate and fixed term, fully amortizing loans that do not offer the option of an interest-only payment. Home equity lines of credit convert to amortizing loans at the end of the draw period, which ranges from five to ten years. At June 30, 2012, the vast majority of the home equity line of credit portfolio had not converted from the interest-only draw period to an amortizing loan. In addition, approximately 79% of the home equity line of credit portfolio will not begin amortizing until after 2014. The following table outlines when home equity lines of credit convert to amortizing for the home equity line of credit portfolio as of June 30, 2012:

Period of Conversion to Amortizing Loan	% of Home Equity Line of Credit Portfolio
Already amortizing	8%
Through December 31, 2012	1%
Year ending December 31, 2013	5%
Year ending December 31, 2014	7%
Year ending December 31, 2015	25%
Year ending December 31, 2016	41%
Year ending December 31, 2017	13%

The following tables show the distribution of the Company’s mortgage loan portfolios by credit quality indicator (dollars in thousands):

	One- to Four-Family		Home Equity
Current LTV/CLTV (1)	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
<=80%	$1,415,055	$1,596,299	$1,018,255	$1,168,851
80%-100%	1,482,132	1,716,799	863,617	967,945
100%-120%	1,383,048	1,527,266	1,034,496	1,191,862
>120%	1,707,041	1,775,444	1,798,982	1,999,999

Total mortgage loans receivable	$5,987,276	$6,615,808	$4,715,350	$5,328,657

Average estimated current LTV/CLTV (2)	109.5%	106.7%	114.3%	112.1%
Average LTV/CLTV at loan origination (3)	71.1%	71.0%	79.2%	79.2%

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

(2)

The average estimated current LTV ratio reflects the outstanding balance at the balance sheet date and the maximum available line for home equity lines of credit, divided by the estimated current value of the underlying property.

(3)	Average LTV/CLTV at loan origination calculations are based on LTV/CLTV at time of purchase for one- to four-family purchased loans and undrawn balances for home equity loans.

	One- to Four-Family		Home Equity
Documentation Type	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Full documentation	$2,565,295	$2,845,571	$2,414,455	$2,699,164
Low/no documentation	3,421,981	3,770,237	2,300,895	2,629,493

Total mortgage loans receivable	$5,987,276	$6,615,808	$4,715,350	$5,328,657

	One- to Four-Family		Home Equity
Current FICO (1)	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
>=720	$3,140,719	$3,557,576	$2,503,192	$2,780,163
719 - 700	534,458	585,188	456,806	497,680
699 - 680	463,329	448,651	378,886	408,804
679 - 660	379,231	385,051	299,116	325,777
659 - 620	474,624	525,878	410,479	447,908
<620	994,915	1,113,464	666,871	868,325

Total mortgage loans receivable	$5,987,276	$6,615,808	$4,715,350	$5,328,657

(1)

FICO scores are updated on a quarterly basis; however, as of June 30, 2012 and December 31, 2011, there were some loans for which the updated FICO scores were not available. The current FICO distribution as of June 30, 2012 included original FICO scores for approximately $140 million and $24 million of one- to four-family and home equity loans, respectively. The current FICO distribution as of December 31, 2011 included original FICO scores for approximately $153 million and $30 million of one- to four-family and home equity loans, respectively.

	One- to Four-Family		Home Equity
Acquisition Channel	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Purchased from a third party	$4,918,396	$5,420,858	$4,137,048	$4,669,551
Originated by the Company	1,068,880	1,194,950	578,302	659,106

Total mortgage loans receivable	$5,987,276	$6,615,808	$4,715,350	$5,328,657

	One- to Four-Family		Home Equity
Vintage Year	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
2003 and prior	$213,928	$239,868	$259,192	$302,606
2004	567,014	620,464	412,652	472,935
2005	1,229,770	1,377,748	1,252,674	1,387,044
2006	2,319,140	2,528,558	2,176,705	2,479,969
2007	1,652,179	1,841,097	603,788	674,742
2008	5,245	8,073	10,339	11,361

Total mortgage loans receivable	$5,987,276	$6,615,808	$4,715,350	$5,328,657

	One- to Four-Family		Home Equity
Geographic Location	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
California	$2,825,833	$3,096,028	$1,492,021	$1,690,319
New York	426,342	488,209	345,985	387,038
Florida	409,370	458,219	332,595	377,754
Virginia	253,828	280,772	211,965	234,140
Other states	2,071,903	2,292,580	2,332,784	2,639,406

Total mortgage loans receivable	$5,987,276	$6,615,808	$4,715,350	$5,328,657

Delinquent Loans

The following table shows total loans receivable by delinquency category as of June 30, 2012 and December 31, 2011 (dollars in thousands):

	Current	30-89 Days Delinquent	90-179 Days Delinquent	180+ Days Delinquent	Total
June 30, 2012
One- to four-family	$5,303,702	$227,172	$118,559	$337,843	$5,987,276
Home equity	4,497,159	103,874	71,812	42,505	4,715,350
Consumer and other	945,240	18,416	2,807	195	966,658

Total loans receivable	$10,746,101	$349,462	$193,178	$380,543	$11,669,284

December 31, 2011
One- to four-family	$5,726,745	$294,769	$136,238	$458,056	$6,615,808
Home equity	5,016,568	154,638	99,657	57,794	5,328,657
Consumer and other	1,091,010	17,715	4,102	430	1,113,257

Total loans receivable	$11,834,323	$467,122	$239,997	$516,280	$13,057,722

The decrease in delinquent loans was due to both improving credit trends and the additional charge-offs recorded as a result of the completion of the evaluation of certain programs and practices that were designed in accordance with guidance from the Company’s former regulator, the OTS. This evaluation was initiated in connection with the Company’s transition from the OTS to the OCC, its new primary banking regulator. As a result of the evaluation, loan modification policies and procedures were aligned with the guidance from the OCC. The review resulted in a significant increase in charge-offs during the first quarter of 2012, which also decreased the loans receivable balance.

Nonaccrual loans include loans that are 90 days and greater past due, TDRs that are on nonaccrual status for all classes of loans and certain junior liens that have a delinquent senior lien. As of June 30, 2012, the Company had nonaccrual loans of $763.2 million, $300.9 million and $3.0 million for one- to four-family, home equity and consumer and other loans, respectively. As of December 31, 2011, the Company had nonaccrual loans of $930.2 million, $281.4 million and $4.5 million for one- to four-family, home equity and consumer and other loans, respectively.

Allowance for Loan Losses

The following table provides a roll forward by loan portfolio of the allowance for loan losses for the three and six months ended June 30, 2012 and 2011 (dollars in thousands):

	Three Months Ended June 30, 2012
	One- to Four- Family	Home Equity	Consumer and Other	Total
Allowance for loan losses, beginning of period	$239,602	$291,015	$48,558	$579,175
Provision for loan losses	247	65,050	1,964	67,261
Charge-offs	(33,181)	(100,046)	(10,355)	(143,582)
Recoveries	9,266	10,864	2,772	22,902

Charge-offs, net	(23,915)	(89,182)	(7,583)	(120,680)

Allowance for loan losses, end of period	$215,934	$266,883	$42,939	$525,756

	Three Months Ended June 30, 2011
	One- to Four- Family	Home Equity	Consumer and Other	Total
Allowance for loan losses, beginning of period	$353,117	$539,171	$61,318	$953,606
Provision for loan losses	33,067	64,664	5,405	103,136
Charge-offs	(59,604)	(119,274)	(12,734)	(191,612)
Recoveries	—	8,990	4,495	13,485

Charge-offs, net	(59,604)	(110,284)	(8,239)	(178,127)

Allowance for loan losses, end of period	$326,580	$493,551	$58,484	$878,615

	Six Months Ended June 30, 2012
	One- to Four- Family	Home Equity	Consumer and Other	Total
Allowance for loan losses, beginning of period	$314,187	$463,288	$45,341	$822,816
Provision for loan losses	16,114	108,027	15,067	139,208
Charge-offs	(123,633)	(325,121)	(23,236)	(471,990)
Recoveries	9,266	20,689	5,767	35,722

Charge-offs, net	(114,367)	(304,432)	(17,469)	(436,268)

Allowance for loan losses, end of period	$215,934	$266,883	$42,939	$525,756

	Six Months Ended June 30, 2011
	One-to Four- Family	Home Equity	Consumer and Other	Total
Allowance for loan losses, beginning of period	$389,594	$576,089	$65,486	$1,031,169
Provision for loan losses	50,906	155,013	13,275	219,194
Charge-offs	(113,920)	(253,389)	(30,194)	(397,503)
Recoveries	—	15,838	9,917	25,755

Charge-offs, net	(113,920)	(237,551)	(20,277)	(371,748)

Allowance for loan losses, end of period	$326,580	$493,551	$58,484	$878,615

During the six months ended June 30, 2012, the allowance for loan losses decreased by $297.1 million from the level at December 31, 2011. As a result of the evaluation discussed above, loan modification policies and procedures were aligned with the guidance from the OCC. The review resulted in a significant increase in charge-offs during the first quarter of 2012. The majority of the losses associated with these charge-offs were previously reflected in the specific valuation allowance and qualitative component of the general allowance for loan losses.

During the second quarter of 2012, the Company agreed to settlements with two third-party mortgage originators specific to loans sold to the Company by those originators. One-time payments of $11.2 million were made to the Company to satisfy in full all pending and future repurchase requests with those specific originators. The full amount of the settlement was applied as recoveries to the allowance for loan losses in the second quarter of 2012, resulting in a corresponding reduction to net charge-offs as well as provision for loan losses.

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

Both one- to four-family and home equity TDRs, including trial modifications, are accounted for as nonaccrual loans at the time of modification and return to accrual status after six consecutive payments are made in accordance with the modified terms. The Company currently does not have an active TDR program for consumer and other loans; therefore, there are no reported TDRs for consumer and other loans. TDRs are classified as nonperforming until six consecutive payments have been made. The unpaid principal balance in one- to four-family TDRs was $1.1 billion at June 30, 2012 and $968.2 million at December 31, 2011. For home equity loans, the recorded investment in TDRs represents the unpaid principal balance.

The following table shows a summary of the Company’s recorded investment in TDRs that were on accrual and nonaccrual status, in addition to the recorded investment of TDRs as of June 30, 2012 and December 31, 2011 (dollars in thousands):

		Nonaccrual TDRs
	Accrual TDRs(1)	Current(2)	30-89 Days Delinquent	90+ Days Delinquent	Recorded Investment in TDRs
June 30, 2012
One- to four-family	$628,993	$214,324	$89,290	$124,974	$1,057,581
Home equity	190,389	51,454	19,376	16,193	277,412

Total	$819,382	$265,778	$108,666	$141,167	$1,334,993

December 31, 2011
One- to four-family	$516,314	$250,989	$88,195	$117,455	$972,953
Home equity	279,031	72,578	51,433	42,897	445,939

Total	$795,345	$323,567	$139,628	$160,352	$1,418,892

(1)	Represents TDRs that are current and have made six or more consecutive payments.
(2)	Represents TDRs that are current but have not yet made six consecutive payments and certain junior lien TDRs that have a delinquent senior lien.

The following table shows the average recorded investment and interest income recognized both on a cash and accrual basis for the Company’s TDRs during the three and six months ended June 30, 2012 and 2011 (dollars in thousands):

	Average Recorded Investment		Interest Income Recognized
	Three Months Ended June 30,		Three Months Ended June 30,
	2012	2011	2012	2011
One- to four-family	$1,037,046	$722,055	$8,328	$6,375
Home equity	288,709	458,800	2,761	2,786

Total	$1,325,755	$1,180,855	$11,089	$9,161

	Average Recorded Investment		Interest Income Recognized
	Six Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
One- to four-family	$1,014,003	$668,906	$16,421	$12,182
Home equity	337,874	466,874	5,446	4,361

Total	$1,351,877	$1,135,780	$21,867	$16,543

Included in the allowance for loan losses was a specific allowance of $192.8 million and $320.1 million that was established for TDRs at June 30, 2012 and December 31, 2011, respectively. The specific allowance for these individually impaired loans represents the forecasted losses over the estimated remaining life of the loan, including the economic concession to the borrower. The following table shows detailed information related to the

Company’s loans that were modified in a TDR as of June 30, 2012 and December 31, 2011 (dollars in thousands):

	June 30, 2012			December 31, 2011
	Recorded Investment in TDRs	Specific Valuation Allowance	Net Investment in TDRs	Recorded Investment in TDRs	Specific Valuation Allowance	Net Investment in TDRs
With a recorded allowance:
One- to four-family	$531,592	$94,474	$437,118	$557,297	$101,188	$456,109
Home equity	$240,337	$98,293	$142,044	$424,834	$218,955	$205,879
Without a recorded allowance:(1)
One- to four-family	$525,989	$—	$525,989	$415,656	$—	$415,656
Home equity	$37,075	$—	$37,075	$21,105	$—	$21,105
Total:
One- to four-family	$1,057,581	$94,474	$963,107	$972,953	$101,188	$871,765
Home equity	$277,412	$98,293	$179,119	$445,939	$218,955	$226,984

(1)	Represents loans where the discounted cash flow analysis or collateral value is equal to or exceeds the recorded investment in the loan.

The vast majority of the Company’s TDRs include an interest rate reduction in combination with another type of concession. The Company prioritizes the interest rate reduction modifications in combination with the following modification categories: principal forgiven, principal deferred and re-age/extension/capitalization of accrued interest. Each class is mutually exclusive in that if a TDR had an interest rate reduction with principal forgiven and an extension, the TDR would only show up in the principal forgiven column in the table below. The following tables provide the number of loans, post-modification balances immediately after being modified as a TDR by major class of modification, and the financial impact of modifications for loans that were modified as a TDR during the three and six months ended June 30, 2012 (dollars in thousands):

	Three Months Ended June 30, 2012
		Interest Rate Reduction
	Number of Loans	Principal Forgiven	Principal Deferred	Re-age/ Extension/ Interest Capitalization	Other with Interest Rate Reduction	Other	Total
One- to four-family	201	$18,649	$17,436	$40,988	$1,406	$3,513	$81,992
Home equity	86	—	—	1,399	4,178	567	6,144

Total	287	$18,649	$17,436	$42,387	$5,584	$4,080	$88,136

	Six Months Ended June 30, 2012
		Interest Rate Reduction
	Number of Loans	Principal Forgiven	Principal Deferred	Re-age/ Extension/ Interest Capitalization	Other with Interest Rate Reduction	Other	Total
One- to four-family	380	$28,488	$26,829	$90,411	$5,214	$11,816	$162,758
Home equity	405	—	—	3,685	30,470	1,921	36,076

Total	785	$28,488	$26,829	$94,096	$35,684	$13,737	$198,834

	Three Months Ended June 30, 2012
	Financial Impact
	Principal Forgiven	Pre-TDR Weighted Average Interest Rate	Post-TDR Weighted Average Interest Rate
One- to four-family	$5,135	5.9%	2.3%
Home equity	—	5.2%	2.0%

Total	$5,135

	Six Months Ended June 30, 2012
	Financial Impact
	Principal Forgiven	Pre-TDR Weighted Average Interest Rate	Post-TDR Weighted Average Interest Rate
One- to four-family	$7,977	6.0%	2.4%
Home equity	8	4.4%	1.6%

Total	$7,985

The Company considers TDRs that become 30 days past due to have experienced a payment default. The following table shows the recorded investment of TDRs at June 30, 2012 that experienced a payment default within 12 months after the modification for the three and six months ended June 30, 2012 (dollars in thousands):

	Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
One- to four-family(1)	62	$22,303	146	$57,485
Home equity(2)	108	4,614	226	11,803

Total	170	$26,917	372	$69,288

(1)

As of the three and six months ended June 30, 2012, respectively, $2.6 million and $11.5 million of the recorded investment in one- to four-family loans that had a payment default in the trailing 12 months were classified as current.

(2)

As of the three and six months ended June 30, 2012, respectively, $1.8 million and $6.3 million of the recorded investment in home equity loans that had a payment default in the trailing 12 months were classified as current.

The Company evaluates the re-delinquency rates in order to monitor TDR performance. More recent TDR vintages have lower re-delinquency rates, which demonstrate the improving trend of TDR performance. The Company also monitors the average re-delinquency rates for TDRs twelve months after the modification occurred, which are based on cumulative performance since the modification program began:

	One- to four- family	Home equity
June 30, 2012	26%	42%
March 31, 2012	28%	42%
December 31, 2011	29%	42%
September 30, 2011	28%	42%
June 30, 2011	31%	43%

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

		Fair Value
	Notional	Asset(1)	Liability(2)	Net(3)
June 30, 2012
Interest rate contracts:
Cash flow hedges:
Pay-fixed rate swaps	$2,455,000	$—	$(320,796)	$(320,796)
Purchased options	2,325,000	20,957	—	20,957

Total cash flow hedges	4,780,000	20,957	(320,796)	(299,839)

Fair value hedges:
Pay-fixed rate swaps	1,154,180	158	(67,685)	(67,527)
Receive-fixed rate swaps	725,950	41,778	—	41,778

Total fair value hedges	1,880,130	41,936	(67,685)	(25,749)

Total derivatives designated as hedging instruments(4)	$6,660,130	$62,893	$(388,481)	$(325,588)

December 31, 2011
Interest rate contracts:
Cash flow hedges:
Pay-fixed rate swaps	$2,165,000	$—	$(281,071)	$(281,071)
Purchased options	2,625,000	33,959	—	33,959

Total cash flow hedges	4,790,000	33,959	(281,071)	(247,112)

Fair value hedges:
Pay-fixed rate swaps	1,093,860	—	(77,132)	(77,132)
Receive-fixed rate swaps	725,950	32,575	—	32,575

Total fair value hedges	1,819,810	32,575	(77,132)	(44,557)

Total derivatives designated as hedging instruments(4)	$6,609,810	$66,534	$(358,203)	$(291,669)

(1)	Reflected in the other assets line item on the consolidated balance sheet.
(2)	Reflected in the other liabilities line item on the consolidated balance sheet.
(3)	Represents derivative assets net of derivative liabilities for disclosure purposes only.
(4)	All derivatives were designated as hedging instruments as of June 30, 2012 and December 31, 2011.

Additionally, the Company enters into forward purchase and sales agreements, which may be considered cash flow hedges, when the terms of the commitments exactly match the terms of the securities purchased or sold. As of June 30, 2012, there were $1.7 million of forward contracts accounted for as cash flow hedges and none at December 31, 2011.

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

The future issuances of liabilities, including repurchase agreements, are largely dependent on the market demand and liquidity in the wholesale borrowings market. As of June 30, 2012, the Company believes the forecasted issuance of all debt in cash flow hedge relationships is probable. However, unexpected changes in market conditions in future periods could impact the ability to issue this debt. The Company believes the forecasted issuance of debt in the form of repurchase agreements is most susceptible to an unexpected change in market conditions.

The following table summarizes the effect of interest rate contracts designated and qualifying as hedging instruments in cash flow hedges on accumulated other comprehensive loss and on the consolidated statement of income (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Losses on derivatives recognized in OCI (effective portion), net of tax	$(60,093)	$(63,604)	$(51,697)	$(56,803)
Losses reclassified from AOCI into earnings (effective portion), net of tax	$(20,531)	$(17,089)	$(39,858)	$(33,352)
Cash flow hedge ineffectiveness gains (losses) (1)	$(1,284)	$56	$(973)	$101

(1)	The cash flow hedge ineffectiveness is reflected in the gains on loans and securities, net line item on the statement of consolidated income.

During the upcoming twelve months, the Company expects to include a pre-tax amount of approximately $75.5 million of net unrealized losses that are currently reflected in accumulated other comprehensive loss in net operating interest income as a yield adjustment in the same periods in which the related items affect earnings. The maximum length of time over which transactions are hedged is 10 years.

The following table shows the balance in accumulated other comprehensive loss attributable to active and discontinued cash flow hedges (dollars in thousands):

	June 30, 2012	December 31, 2011
Accumulated other comprehensive loss balance (net of tax) related to:
Discontinued cash flow hedges	$(262,555)	$(279,091)
Active cash flow hedges	(207,237)	(178,862)

Total cash flow hedges	$(469,792)	$(457,953)

The following table shows the balance in accumulated other comprehensive loss attributable to cash flow hedges by type of hedged item (dollars in thousands):

	June 30, 2012	December 31, 2011
Repurchase agreements	$(609,435)	$(595,202)
FHLB advances	(153,299)	(154,082)
Home equity lines of credit	12,020	15,772
Other	(2,043)	(655)

Total balance of cash flow hedges, before tax	(752,757)	(734,167)
Tax benefit	282,965	276,214

Total balance of cash flow hedges, net of tax	$(469,792)	$(457,953)

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

The following table summarizes the effect of interest rate contracts designated and qualifying as hedging instruments in fair value hedges and related hedged items on the consolidated statement of income (dollars in thousands):

	Three Months Ended June 30,
	2012			2011
	Hedging Instrument	Hedged Item	Hedge Ineffectiveness(1)	Hedging Instrument	Hedged Item	Hedge Ineffectiveness(1)
Agency debentures	$(58,248)	$54,955	$(3,293)	$(22,715)	$27,186	$4,471
Agency mortgage-backed securities	(9,374)	8,935	(439)	(10,377)	11,310	933
FHLB advances	10,479	(10,937)	(458)	20,718	(20,853)	(135)

Total gains (losses) included in earnings	$(57,143)	$52,953	$(4,190)	$(12,374)	$17,643	$5,269

	Six Months Ended June 30,
	2012			2011
	Hedging Instrument	Hedged Item	Hedge Ineffectiveness(1)	Hedging Instrument	Hedged Item	Hedge Ineffectiveness(1)
Agency debentures	$(26,400)	$24,838	$(1,562)	$(10,745)	$13,795	$3,050
Agency mortgage-backed securities	(5,043)	4,604	(439)	(4,139)	2,054	(2,085)
FHLB advances	9,203	(11,728)	(2,525)	15,762	(15,638)	124

Total gains (losses) included in earnings	$(22,240)	$17,714	$(4,526)	$878	$211	$1,089

(1)	Reflected in the gains on loans and securities, net line item on the consolidated statement of income.

NOTE 7—DEPOSITS

Deposits are summarized as follows (dollars in thousands):

	Amount		Weighted-Average Rate
	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Sweep deposits (1)	$20,482,559	$18,618,954	0.08%	0.08%
Complete savings deposits	5,328,927	5,720,758	0.05%	0.15%
Other money market and savings deposits	1,001,933	1,033,254	0.05%	0.15%
Checking deposits	921,851	863,310	0.10%	0.10%
Certificates of deposit	145,406	190,483	2.38%	2.59%
Brokered certificates of deposit	30,424	33,226	5.46%	5.42%

Total deposits (2)	$27,911,100	$26,459,985	0.09%	0.12%

(1)	A sweep product transfers brokerage customer balances to banking subsidiaries, which hold these funds as customer deposits in FDIC insured demand deposit and money market deposit accounts.
(2)	As of June 30, 2012 and December 31, 2011, the Company had $99.1 million and $89.2 million in non-interest bearing deposits, respectively.

NOTE 8—SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND FHLB ADVANCES AND OTHER BORROWINGS

Other borrowings, including maturities, at June 30, 2012 and other borrowings at December 31, 2011 are shown below (dollars in thousands):

	Repurchase Agreements (1)	FHLB Advances and Other Borrowings		Total	Weighted Average Interest Rate
		FHLB Advances	Other
Due within one year	$3,817,656	$820,000	$2,004	$4,639,660	0.30%
Due between one and two years	200,000	20,000	620	220,620	3.88%
Due between two and three years	200,000	783,600	—	983,600	3.94%
Due between four and five years	500,000	250,000	—	750,000	3.06%
Thereafter	—	400,000	427,663	827,663	4.19%

Subtotal	4,717,656	2,273,600	430,287	7,421,543	1.60%
Fair value hedge adjustments	—	37,496	—	37,496

Total other borrowings at June 30, 2012	$4,717,656	$2,311,096	$430,287	$7,459,039	1.60%

Total other borrowings at December 31, 2011	$5,015,499	$2,302,695	$434,240	$7,752,434	1.74%

(1)	The maximum amount at any month end for repurchase agreements was $5.0 billion for the six months ended June 30, 2012 and $5.9 billion for the year ended December 31, 2011.

NOTE 9—CORPORATE DEBT

The Company’s corporate debt by type is shown below (dollars in thousands):

	Face Value	Discount	Fair Value Hedge Adjustment(1)	Net
June 30, 2012
Interest-bearing notes:
7 7/8% Notes, due 2015	$243,177	$(1,023)	$6,454	$248,608
6 3/4% Notes, due 2016	435,000	(6,578)	—	428,422
12 1/2% Springing lien notes, due 2017	930,230	(154,601)	5,707	781,336

Total interest-bearing notes	1,608,407	(162,202)	12,161	1,458,366
Non-interest-bearing debt:
0% Convertible debentures, due 2019	42,912	—	—	42,912

Total corporate debt	$1,651,319	$(162,202)	$12,161	$1,501,278

	Face Value	Discount	Fair Value Hedge Adjustment(1)	Net
December 31, 2011
Interest-bearing notes:
7 7/8% Notes, due 2015	$243,177	$(1,172)	$7,394	$249,399
6 3/4% Notes, due 2016	435,000	(7,419)	—	427,581
12 1/2% Springing lien notes, due 2017	930,230	(162,903)	6,233	773,560

Total interest-bearing notes	1,608,407	(171,494)	13,627	1,450,540
Non-interest-bearing debt:
0% Convertible debentures, due 2019	43,012	—	—	43,012

Total corporate debt	$1,651,419	$(171,494)	$13,627	$1,493,552

(1)	The fair value hedge adjustment is related to changes in fair value of the debt while in a fair value hedge relationship.

NOTE 10—EARNINGS PER SHARE

The following table is a reconciliation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Basic:
Net income	$39,510	$47,118	$102,101	$92,351

Basic weighted-average shares outstanding	285,645	269,119	285,561	249,817

Basic earnings per share	$0.14	$0.18	$0.36	$0.37

Diluted:
Net income	$39,510	$47,118	$102,101	$92,351

Basic weighted-average shares outstanding	285,645	269,119	285,561	249,817
Effect of dilutive securities:
Weighted-average convertible debentures	4,152	20,139	4,156	39,311
Weighted-average options and restricted stock issued to employees	247	385	467	597

Diluted weighted-average shares outstanding	290,044	289,643	290,184	289,725

Diluted earnings per share	$0.14	$0.16	$0.35	$0.32

The Company excluded 3.2 million and 3.6 million shares for the three months ended June 30, 2012 and 2011, respectively, and 2.3 million and 3.4 million shares for the six months ended June 30, 2012 and 2011, respectively, of stock options and restricted stock awards and units from the calculations of diluted earnings per share as the effect would have been anti-dilutive.

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

As of June 30, 2012, all of the Company’s broker-dealer subsidiaries met minimum net capital requirements. Total required net capital was $0.1 billion at June 30, 2012. In addition, the Company’s broker-dealer subsidiaries had excess net capital of $0.7 billion at June 30, 2012. The table below summarizes the minimum excess capital requirements for the Company’s broker-dealer subsidiaries (dollars in thousands):

	June 30, 2012
	Required Net Capital	Net Capital	Excess Net Capital
E*TRADE Clearing LLC(1)	$126,911	$624,762	$497,851
E*TRADE Securities LLC(1)	250	208,005	207,755
E*TRADE Capital Markets, LLC(2)	1,000	21,368	20,368
Other broker-dealers	7,264	22,463	15,199

Total	$135,425	$876,598	$741,173

(1)	Elected to use the Alternative method to compute net capital.
(2)	Elected to use the Aggregate Indebtedness method to compute net capital.

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

Quantitative measures established by regulation to ensure capital adequacy require E*TRADE Bank to maintain minimum total capital, Tier 1 capital and Tier 1 leverage amounts and ratios. As shown in the table below, at both June 30, 2012 and December 31, 2011, E*TRADE Bank was categorized as “well capitalized”

under the regulatory framework for prompt corrective action. However, events beyond management’s control, such as a continued deterioration in residential real estate and credit markets, could adversely affect future earnings and E*TRADE Bank’s ability to meet its future capital requirements. E*TRADE Bank’s actual and required capital amounts and ratios are presented in the table below (dollars in thousands):

	Actual		Minimum Required to be Well Capitalized Under Prompt Corrective Action Provisions			Excess Capital
	Amount	Ratio	Amount		Ratio
June 30, 2012:
Total capital	$3,800,655	17.97%	>$	2,114,484	>10.00%	$1,686,171
Tier 1 capital	$3,531,940	16.70%	>$	1,268,691	>6.00%	$2,263,249
Tier 1 leverage(1)	$3,531,940	7.93%	>$	2,228,150	>5.00%	$1,303,790
December 31, 2011:
Total capital to risk-weighted assets	$3,602,384	17.27%	>$	2,086,243	>10.00%	$1,516,141
Tier 1 capital to risk-weighted assets	$3,338,618	16.00%	>$	1,251,746	>6.00%	$2,086,872
Tier 1 capital to adjusted total assets	$3,351,860	7.75%	>$	2,163,785	>5.00%	$1,188,075

(1)

In the first quarter of 2012, the Company transitioned from reporting under the OTS reporting requirements to reporting under the OCC reporting requirements. The OTS Tier 1 capital ratio and OCC Tier 1 leverage ratio are both calculated in the same manner using adjusted total assets.

NOTE 12—COMMITMENTS, CONTINGENCIES AND OTHER REGULATORY MATTERS

Legal Matters

Litigation Matters

On October 27, 2000, Ajaxo, Inc. (“Ajaxo”) filed a complaint in the Superior Court for the State of California, County of Santa Clara. Ajaxo sought damages and certain non-monetary relief for the Company’s alleged breach of a non-disclosure agreement with Ajaxo pertaining to certain wireless technology that Ajaxo offered the Company as well as damages and other relief against the Company for their alleged misappropriation of Ajaxo’s trade secrets. Following a jury trial, a judgment was entered in 2003 in favor of Ajaxo against the Company for $1.3 million for breach of the Ajaxo non-disclosure agreement. Although the jury found in favor of Ajaxo on its claim against the Company for misappropriation of trade secrets, the trial court subsequently denied Ajaxo’s requests for additional damages and relief. On December 21, 2005, the California Court of Appeal affirmed the above-described award against the Company for breach of the nondisclosure agreement but remanded the case to the trial court for the limited purpose of determining what, if any, additional damages Ajaxo may be entitled to as a result of the jury’s previous finding in favor of Ajaxo on its claim against the Company for misappropriation of trade secrets. Although the Company paid Ajaxo the full amount due on the above-described judgment, the case was remanded back to the trial court, and on May 30, 2008, a jury returned a verdict in favor of the Company denying all claims raised and demands for damages against the Company. Following the trial court’s filing of entry of judgment in favor of the Company on September 5, 2008, Ajaxo filed post-trial motions for vacating this entry of judgment and requesting a new trial. By order dated November 4, 2008, the trial court denied these motions. On December 2, 2008, Ajaxo filed a notice of appeal with the Court of Appeal of the State of California for the Sixth District. Oral argument on the appeal was heard on July 15, 2010. On August 30, 2010, the Court of Appeal affirmed the trial court’s verdict in part and reversed the verdict in part, remanding the case. The Company petitioned the Supreme Court of California for review of the Court of Appeal decision. On December 16, 2010, the California Supreme Court denied the Company’s petition for review and remanded for further proceedings to the trial court. On September 20, 2011, the trial court granted limited discovery at a conference on November 4, 2011. The first phase of the third trial in this matter commenced on February 21 and 22, 2012 and concluded on June 12, 2012. The parties await decision on whether there will be a second phase of this bench trial. The Company will continue to defend itself vigorously.

On October 2, 2007, a class action complaint alleging violations of the federal securities laws was filed in the United States District Court for the Southern District of New York against the Company and its then Chief

Executive Officer and Chief Financial Officer, Mitchell H. Caplan and Robert J. Simmons, respectively, by Larry Freudenberg on his own behalf and on behalf of others similarly situated (the “Freudenberg Action”). On July 17, 2008, the trial court consolidated this action with four other purported class actions, all of which were filed in the United States District Court for the Southern District of New York and which were based on the same facts and circumstances. On January 16, 2009, plaintiffs served their consolidated amended class action complaint in which they also named Dennis Webb, the Company’s former Capital Markets Division President, as a defendant. Plaintiffs contend, among other things, that the value of the Company’s stock between April 19, 2006 and November 9, 2007 was artificially inflated because the defendants issued materially false and misleading statements and failed to disclose that the Company was experiencing a rise in delinquency rates in its mortgage and home equity portfolios; failed to timely record an impairment on its mortgage and home equity portfolios; materially overvalued its securities portfolio, which included assets backed by mortgages; and based on the foregoing, lacked a reasonable basis for the positive statements made about the Company’s earnings and prospects. The parties entered into a Memorandum of Understanding (“MOU”) on December 17, 2011 to settle these consolidated actions. On May 17, 2012, the parties submitted a Stipulation of Settlement and other supporting documents to the court for review. Under the terms of the Stipulation of Settlement, the Company and its insurance carriers will pay $79.0 million in return for full releases. Approximately $10.8 million of the total settlement figure will be paid by the Company, and was expensed in the year ended December 31, 2011. This settlement was preliminarily approved by the court on June 12, 2012. Final settlement hearings are scheduled for October 11, 2012.

On August 15, 2008, Ronald M. Tate as trustee of the Ronald M. Tate Trust Dtd 4/13/88, and George Avakian filed an action in the United States District Court for the Southern District of New York against the Company, Mitchell H. Caplan and Robert J. Simmons based on the same facts and circumstances, and containing the same claims, as the Freudenberg consolidated actions discussed above. By agreement of the parties and approval of the court, the Tate action was consolidated with the Freudenberg consolidated actions for the purpose of pre-trial discovery. Plaintiffs seek to recover damages in an amount to be proven at trial, including interest, attorneys’ and expert fees and costs. The plaintiffs in this action currently are included as part of the settlement class for the consolidated actions described above.

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

On May 16, 2011, Droplets Inc., the holder of two patents pertaining to user interface servers, filed a complaint in the U.S. District Court for the Eastern District of Texas against E*TRADE Financial Corporation, E*TRADE Securities LLC, E*TRADE Bank and multiple other unaffiliated financial services firms. Plaintiff contends that the defendants engaged in patent infringement under federal law. Plaintiff seeks unspecified damages and an injunction against future infringements, plus royalties, costs, interest and attorneys’ fees. On September 30, 2011, the Company and several co-defendants filed a motion to transfer the case to the Southern District of New York. Venue discovery occurred throughout December 2011. On January 1, 2012, a new judge was assigned to the case. On March 28, 2012, a change of venue was granted and the case has been transferred to the United States District Court for the Southern District of New York. The Company filed its answer and counterclaim on June 13, 2012 and plaintiff has moved to dismiss the counterclaim. The Company will defend itself vigorously in this matter.

Several cases have been filed nationwide involving the April 2007 leveraged buyout (“LBO”) of the Tribune Company (“Tribune”) by Sam Zell, and the subsequent bankruptcy of Tribune. In William Niese et al. v. A.G. Edwards et al., in Superior Court of Delaware, New Castle County, former Tribune employees and retirees claimed that Tribune was actually insolvent at the time of the LBO and that the LBO constituted a fraudulent transaction that depleted the plaintiffs’ retirement plans, rendering them worthless. E*TRADE Clearing LLC, along with numerous other financial institutions, is a named defendant, but has not been served with process. One of the defendants removed the action to federal district court in Delaware on July 1, 2011. In Deutsche Bank Trust Company Americas et al. v. Adaly Opportunity Fund et al., filed in the Supreme Court of New York, New York County on June 3, 2011, the Trustees of certain notes issued by Tribune allege wrongdoing in connection with the LBO. In particular the Trustees claim that the LBO constituted a constructive fraudulent transfer under various state laws. E*TRADE Capital Markets, LLC, along with numerous other financial institutions, is a named defendant. In Deutsche Bank et al. v. Ohlson et al., filed in the U.S. District Court for the Northern District of Illinois, noteholders of Tribune asserted claims of constructive fraud. E*TRADE Capital Markets, LLC is a named defendant. In EGI-TRB LLC et al. v. ABN-AMRO et al., filed in the Circuit Court of Cook County Illinois, creditors of Tribune assert fraudulent conveyance claims against multiple shareholder defendants. E*TRADE Clearing LLC is a named defendant. There have been several motions filed by various parties to transfer venue and to consolidate these actions. The Company’s time to answer or otherwise respond to the complaints has been stayed pending further orders of the Court. The Court has set a motion schedule for omnibus motion to be heard in March 2013. Discovery remains stayed during this period. The Company will defend itself vigorously in these matters.

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

Beginning in approximately August 2008, representatives of various states attorneys general and FINRA initiated inquiries regarding the purchase of auction rate securities by E*TRADE Securities LLC’s customers. On February 9, 2011, E*TRADE Securities LLC received a “Wells Notice” from FINRA Staff stating that they have made a preliminary determination to recommend that disciplinary action be brought against E*TRADE Securities LLC for alleged violations of certain FINRA rules in connection with the purchases of auction rate securities by customers of E*TRADE Securities LLC. E*TRADE Securities LLC is cooperating with these inquiries and has submitted a Wells response to FINRA setting forth the bases for E*TRADE Securities LLC’s belief that disciplinary action is not warranted. On June 27, 2012, FINRA advised E*TRADE Securities LLC that it would not recommend disciplinary action in connection with this matter.

On January 19, 2010, the North Carolina Securities Division filed an administrative petition before the North Carolina Secretary of State against E*TRADE Securities LLC seeking to revoke the North Carolina securities dealer registration of E*TRADE Securities LLC or, alternatively, to suspend that registration until all North Carolina residents are made whole for their investments in auction rate securities purchased through E*TRADE Securities LLC. On March 8, 2011, E*TRADE Securities LLC, without admitting or denying the underlying allegations, findings or conclusions, resolved the North Carolina administrative action by entering into a consent order (“North Carolina Order”) pursuant to which E*TRADE Securities LLC agreed to pay a $25,000 civil penalty and to reimburse the North Carolina Securities Division’s investigative costs of $400,000. E*TRADE Securities LLC also agreed to various undertakings set forth in the North Carolina Order, including additional internal training on fixed income products and the retention of an independent consultant to review E*TRADE Securities LLC’s policies and procedures related to the approval and sale of fixed income products. As of June 30, 2012, no existing North Carolina customers held any auction rate securities.

On July 21, 2010, the Colorado Division of Securities filed an administrative complaint in the Colorado Office of Administrative Courts against E*TRADE Securities LLC based upon purchases of auction rate securities through E*TRADE Securities LLC by Colorado residents. On October 19, 2011, E*TRADE Securities LLC and the Colorado Division of Securities reached an agreement in principle to settle the Colorado proceeding whereby E*TRADE Securities LLC offered to purchase auction rate securities held by Colorado customers who found themselves unable to sell their securities after those securities had been frozen in the broader auction rate securities market. The agreement in principle also included an agreement with the NASAA whereby E*TRADE Securities LLC offered to purchase auction rate securities purchased through E*TRADE Securities LLC on a nationwide basis and pay a $5 million penalty to be allocated among 48 states and the District of Columbia, Puerto Rico and the Virgin Islands but exclusive of North Carolina and South Carolina with whom E*TRADE Securities LLC previously had reached separate settlements. Under the agreement in principle each state will receive its allocated share of the $5 million penalty pursuant to administrative consent cease and desist orders to be entered into by each state. A Consent Order memorializing the agreement in principle as it related to Colorado customers was entered by the Colorado Securities Commissioner on November 16, 2011, and amended on November 23, 2011, whereby E*TRADE Securities LLC, without admitting or denying the underlying allegations, agreed to pay an administrative penalty to Colorado of $84,202, which amount constituted Colorado’s share of the total NASAA state settlement amount of $5 million, and to reimburse the Colorado Division of Securities’ costs associated with the administrative action in the amount of $596,580. Under the terms of the Consent Order, E*TRADE Securities LLC offered to purchase (or offer to arrange a third party to purchase), at par plus accrued and unpaid dividends and interest, from eligible investors nationwide their auction rate securities purchased through E*TRADE Securities LLC, or through an entity acquired by the Company, on or before February 13, 2008, if such auction rate securities have failed at auction at least once since February 13, 2008 (“the Purchase Offer”). E*TRADE Securities LLC also agreed to identify eligible investors who purchased auction rate securities through E*TRADE Securities LLC on or before February 13, 2008, and sold those securities below par between February 13, 2008, and November 16, 2011, and to reimburse those sellers the difference between par value and the actual sales price plus reasonable interest. E*TRADE Securities LLC agreed to hold open the Purchase Offer until May 15, 2012, and to various other undertakings set forth in the Consent Order, including the establishment of a dedicated toll-free telephone assistance line and website to provide information and to respond to questions regarding the Consent Order. As of June 30, 2012, the total amount of auction rate securities held by Colorado customers was approximately $50,000 and the total amount of auction rate securities held by E*TRADE Securities LLC customers nationwide (including Colorado customers) was approximately $4 million. The Company recorded a reserve of $48 million during the year ended December 31, 2011. During the second quarter of 2012, the Company recorded a benefit of $10.2 million related to a reduction in the reserve as a result of the completion of the Purchase Offer which expired on May 15, 2012. The reserve represented the Company’s estimate of the current fair value relative to par value of auction rate securities held by E*TRADE Securities LLC customers, as well as former customers who purchased auction rate securities through E*TRADE Securities LLC and are covered by the Consent Order. The agreement includes the resolution of all material individual auction rate securities arbitrations and litigations. The reserve also includes penalties and other estimated settlement costs.

On August 24, 2010, the South Carolina Securities Division filed an administrative complaint before the Securities Commissioner of South Carolina against E*TRADE Securities LLC based upon purchases of auction rate securities through E*TRADE Securities LLC by South Carolina residents. The complaint sought to suspend the South Carolina broker-dealer license of E*TRADE Securities LLC until South Carolina customers who purchased auction rate securities through E*TRADE Securities LLC and who wished to liquidate those positions were able to do so, and sought a fine not to exceed $10,000 for each potential violation of South Carolina statutes or rules. On March 25, 2011, E*TRADE Securities LLC, without admitting or denying the underlying allegations, findings or conclusions, resolved the South Carolina administrative action by entering into a consent order, pursuant to which E*TRADE Securities LLC agreed to pay a $10,000 civil penalty and to reimburse the South Carolina Securities Division’s investigative costs of $2,500. As of June 30, 2012, no existing South Carolina customers held any auction rate securities.

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

Loans

The Company provides access to real estate loans for its customers through a third party company. The Company structured this arrangement to minimize the assumption of any of the typical risks commonly associated with mortgage lending. The third party company providing this product performs all processing and underwriting of these loans. Shortly after closing, the third party company purchases the loans from the Company and is responsible for the credit risk associated with these loans. The Company had $138.1 million in commitments to originate loans, $21.2 million in commitments to sell loans and no commitments to purchase loans at June 30, 2012.

Other Investments

The Company has investments in low-income housing tax credit partnerships and other limited partnerships. The Company had $4.4 million in commitments to fund low income housing tax credit partnerships and other limited partnerships as of June 30, 2012.

Securities, Unused Lines of Credit and Certificates of Deposit

At June 30, 2012, the Company had commitments to purchase $0.6 billion in securities and commitments to sell $0.5 billion in securities. In addition, the Company had approximately $0.1 billion of certificates of deposit scheduled to mature in less than one year and $0.7 billion of unfunded commitments to extend credit.

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

During the 30-year period prior to the redemption of the trust preferred securities, ETBH guarantees the accrued and unpaid distributions on these securities, as well as the redemption price of the securities and certain costs that may be incurred in liquidating, terminating or dissolving the trusts (all of which would otherwise be payable by the trusts). At June 30, 2012, management estimated that the maximum potential liability under this arrangement is equal to approximately $436.8 million or the total face value of these securities plus dividends, which may be unpaid at the termination of the trust arrangement.

NOTE 13—SEGMENT INFORMATION

The Company reports its operating results in two segments, based on the manner in which its chief operating decision maker evaluates financial performance and makes resource allocation decisions: 1) trading and investing; and 2) balance sheet management. Trading and investing includes retail brokerage products and services; investor-focused banking products; market making; and corporate services. Balance sheet management includes the management of asset allocation; loans previously originated by the Company or purchased from third parties; customer cash and deposits; and credit, liquidity and interest rate risk.

The Company does not allocate costs associated with certain functions that are centrally-managed to its operating segments. These costs are separately reported in a corporate/other category, along with technology related costs incurred to support centrally-managed functions; restructuring and other exit activities; and corporate debt and corporate investments. The balance sheet management segment utilizes the vast majority of customer cash and deposits and compensates the trading and investing segment via a market-based transfer pricing arrangement, which is eliminated in consolidation. Customer cash and deposits utilized by the balance sheet management segment include retail deposits and customer payables.

The Company evaluates the performance of its segments based on the segment’s income (loss) before income taxes. Financial information for the Company’s reportable segments is presented in the following tables (dollars in thousands):

	Three Months Ended June 30, 2012
	Trading and Investing	Balance Sheet Management	Corporate/ Other	Total
Net operating interest income	$165,203	$113,899	$3	$279,105
Total non-interest income	151,720	21,583	—	173,303

Total net revenue	316,923	135,482	3	452,408
Provision for loan losses	—	67,261	—	67,261
Total operating expense	188,109	56,608	36,738	281,455

Income (loss) before other income (expense) and income taxes	128,814	11,613	(36,735)	103,692
Total other income (expense)	—	—	(43,152)	(43,152)

Income (loss) before income taxes	$128,814	$11,613	$(79,887)	60,540

Income tax expense				21,030

Net income				$39,510

	Three Months Ended June 30, 2011
	Trading and Investing	Balance Sheet Management	Corporate/ Other	Total
Net operating interest income	$191,752	$123,663	$6	$315,421
Total non-interest income	171,128	31,113	(43)	202,198

Total net revenue	362,880	154,776	(37)	517,619
Provision for loan losses	—	103,136	—	103,136
Total operating expense	192,594	58,265	40,059	290,918

Income (loss) before other income (expense) and income taxes	170,286	(6,625)	(40,096)	123,565
Total other income (expense)	—	—	(40,957)	(40,957)

Income (loss) before income taxes	$170,286	$(6,625)	$(81,053)	82,608

Income tax expense				35,490

Net income				$47,118

	Six Months Ended June 30, 2012
	Trading and Investing	Balance Sheet Management	Corporate/ Other	Total
Net operating interest income	$335,651	$228,302	$4	$563,957
Total non-interest income	322,109	55,752	(13)	377,848

Total net revenue	657,760	284,054	(9)	941,805
Provision for loan losses	—	139,208	—	139,208
Total operating expense	399,650	115,203	72,841	587,694

Income (loss) before other income (expense) and income taxes	258,110	29,643	(72,850)	214,903
Total other income (expense)	—	—	(88,369)	(88,369)

Income (loss) before income taxes	$258,110	$29,643	$(161,219)	126,534

Income tax expense				24,433

Net income				$102,101

	Six Months Ended June 30, 2011
	Trading and Investing	Balance Sheet Management	Corporate/ Other	Total
Net operating interest income	$380,604	$244,507	$12	$625,123
Total non-interest income	369,333	59,901	(43)	429,191

Total net revenue	749,937	304,408	(31)	1,054,314
Provision for loan losses	—	219,194	—	219,194
Total operating expense	395,208	111,730	81,994	588,932

Income (loss) before other income (expense) and income taxes	354,729	(26,516)	(82,025)	246,188
Total other income (expense)	—	—	(84,616)	(84,616)

Income (loss) before income taxes	$354,729	$(26,516)	$(166,641)	161,572

Income tax expense				69,221

Net income				$92,351

Segment Assets

	Trading and Investing	Balance Sheet Management	Corporate/ Other	Total
As of June 30, 2012	$9,812,724	$38,517,065	$826,041	$49,155,830
As of December 31, 2011	$9,608,020	$37,123,118	$1,209,314	$47,940,452

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

(b)

Our Chief Executive Officer and our Chief Financial Officer have evaluated the changes to the Company’s internal control over financial reporting that occurred during our last fiscal quarter ended June 30, 2012, as required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15, and have concluded that there were no such changes that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL	PROCEEDINGS

On October 27, 2000, Ajaxo, Inc. (“Ajaxo”) filed a complaint in the Superior Court for the State of California, County of Santa Clara. Ajaxo sought damages and certain non-monetary relief for the Company’s alleged breach of a non-disclosure agreement with Ajaxo pertaining to certain wireless technology that Ajaxo offered the Company as well as damages and other relief against the Company for their alleged misappropriation of Ajaxo’s trade secrets. Following a jury trial, a judgment was entered in 2003 in favor of Ajaxo against the Company for $1.3 million for breach of the Ajaxo non-disclosure agreement. Although the jury found in favor of Ajaxo on its claim against the Company for misappropriation of trade secrets, the trial court subsequently denied Ajaxo’s requests for additional damages and relief. On December 21, 2005, the California Court of Appeal affirmed the above-described award against the Company for breach of the nondisclosure agreement but remanded the case to the trial court for the limited purpose of determining what, if any, additional damages

Ajaxo may be entitled to as a result of the jury’s previous finding in favor of Ajaxo on its claim against the Company for misappropriation of trade secrets. Although the Company paid Ajaxo the full amount due on the above-described judgment, the case was remanded back to the trial court, and on May 30, 2008, a jury returned a verdict in favor of the Company denying all claims raised and demands for damages against the Company. Following the trial court’s filing of entry of judgment in favor of the Company on September 5, 2008, Ajaxo filed post-trial motions for vacating this entry of judgment and requesting a new trial. By order dated November 4, 2008, the trial court denied these motions. On December 2, 2008, Ajaxo filed a notice of appeal with the Court of Appeal of the State of California for the Sixth District. Oral argument on the appeal was heard on July 15, 2010. On August 30, 2010, the Court of Appeal affirmed the trial court’s verdict in part and reversed the verdict in part, remanding the case. The Company petitioned the Supreme Court of California for review of the Court of Appeal decision. On December 16, 2010, the California Supreme Court denied the Company’s petition for review and remanded for further proceedings to the trial court. On September 20, 2011, the trial court granted limited discovery at a conference on November 4, 2011. The first phase of the third trial in this matter commenced on February 21 and 22, 2012 and concluded on June 12, 2012. The parties await decision on whether there will be a second phase of this bench trial. The Company will continue to defend itself vigorously.

On October 2, 2007, a class action complaint alleging violations of the federal securities laws was filed in the United States District Court for the Southern District of New York against the Company and its then Chief Executive Officer and Chief Financial Officer, Mitchell H. Caplan and Robert J. Simmons, respectively, by Larry Freudenberg on his own behalf and on behalf of others similarly situated (the “Freudenberg Action”). On July 17, 2008, the trial court consolidated this action with four other purported class actions, all of which were filed in the United States District Court for the Southern District of New York and which were based on the same facts and circumstances. On January 16, 2009, plaintiffs served their consolidated amended class action complaint in which they also named Dennis Webb, the Company’s former Capital Markets Division President, as a defendant. Plaintiffs contend, among other things, that the value of the Company’s stock between April 19, 2006 and November 9, 2007 was artificially inflated because the defendants issued materially false and misleading statements and failed to disclose that the Company was experiencing a rise in delinquency rates in its mortgage and home equity portfolios; failed to timely record an impairment on its mortgage and home equity portfolios; materially overvalued its securities portfolio, which included assets backed by mortgages; and based on the foregoing, lacked a reasonable basis for the positive statements made about the Company’s earnings and prospects. The parties entered into a Memorandum of Understanding (“MOU”) on December 17, 2011 to settle these consolidated actions. On May 17, 2012, the parties submitted a Stipulation of Settlement and other supporting documents to the court for review. Under the terms of the Stipulation of Settlement, the Company and its insurance carriers will pay $79.0 million in return for full releases. Approximately $10.8 million of the total settlement figure will be paid by the Company, and was expensed in the year ended December 31, 2011. This settlement was preliminarily approved by the court on June 12, 2012. Final settlement hearings are scheduled for October 11, 2012.

On October 17, 2007, the SEC initiated an informal inquiry into matters related to the Company’s mortgage loan and mortgage-related securities investment portfolios. The Company is cooperating fully with the SEC in this matter.

On August 15, 2008, Ronald M. Tate as trustee of the Ronald M. Tate Trust Dtd 4/13/88, and George Avakian filed an action in the United States District Court for the Southern District of New York against the Company, Mitchell H. Caplan and Robert J. Simmons based on the same facts and circumstances, and containing the same claims, as the Freudenberg consolidated actions discussed above. By agreement of the parties and approval of the court, the Tate action was consolidated with the Freudenberg consolidated actions for the purpose of pre-trial discovery. Plaintiffs seek to recover damages in an amount to be proven at trial, including interest, attorneys’ and expert fees and costs. The plaintiffs in this action currently are included as part of the settlement class for the consolidated actions described above.

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

Beginning in approximately August 2008, representatives of various states attorneys general and FINRA initiated inquiries regarding the purchase of auction rate securities by E*TRADE Securities LLC’s customers. On February 9, 2011, E*TRADE Securities LLC received a “Wells Notice” from FINRA Staff stating that they have made a preliminary determination to recommend that disciplinary action be brought against E*TRADE Securities LLC for alleged violations of certain FINRA rules in connection with the purchases of auction rate securities by customers of E*TRADE Securities LLC. E*TRADE Securities LLC is cooperating with these inquiries and has submitted a Wells response to FINRA setting forth the bases for E*TRADE Securities LLC’s belief that disciplinary action is not warranted. On June 27, 2012, FINRA advised E*TRADE Securities LLC that it would not recommend disciplinary action in connection with this matter.

On January 19, 2010, the North Carolina Securities Division filed an administrative petition before the North Carolina Secretary of State against E*TRADE Securities LLC seeking to revoke the North Carolina securities dealer registration of E*TRADE Securities LLC or, alternatively, to suspend that registration until all North Carolina residents are made whole for their investments in auction rate securities purchased through E*TRADE Securities LLC. On March 8, 2011, E*TRADE Securities LLC, without admitting or denying the underlying allegations, findings or conclusions, resolved the North Carolina administrative action by entering into a consent order (“North Carolina Order”) pursuant to which E*TRADE Securities LLC agreed to pay a $25,000 civil penalty and to reimburse the North Carolina Securities Division’s investigative costs of $400,000. E*TRADE Securities LLC also agreed to various undertakings set forth in the North Carolina Order, including additional internal training on fixed income products and the retention of an independent consultant to review E*TRADE Securities LLC’s policies and procedures related to the approval and sale of fixed income products. As of June 30, 2012, no existing North Carolina customers held any auction rate securities.

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

On July 21, 2010, the Colorado Division of Securities filed an administrative complaint in the Colorado Office of Administrative Courts against E*TRADE Securities LLC based upon purchases of auction rate securities through E*TRADE Securities LLC by Colorado residents. On October 19, 2011, E*TRADE Securities LLC and the Colorado Division of Securities reached an agreement in principle to settle the Colorado proceeding whereby E*TRADE Securities LLC offered to purchase auction rate securities held by Colorado customers who found themselves unable to sell their securities after those securities had been frozen in the broader auction rate securities market. The agreement in principle also included an agreement with the NASAA whereby E*TRADE Securities LLC offered to purchase auction rate securities purchased through E*TRADE Securities LLC on a nationwide basis and pay a $5 million penalty to be allocated among 48 states and the District of Columbia, Puerto Rico and the Virgin Islands but exclusive of North Carolina and South Carolina with whom E*TRADE Securities LLC previously had reached separate settlements. Under the agreement in principle each state will receive its allocated share of the $5 million penalty pursuant to administrative consent cease and desist orders to be entered into by each state. A Consent Order memorializing the agreement in principle as it related to Colorado customers was entered by the Colorado Securities Commissioner on November 16, 2011, and amended on November 23, 2011, whereby E*TRADE Securities LLC, without admitting or denying the underlying allegations, agreed to pay an administrative penalty to Colorado of $84,202, which amount constituted Colorado’s share of the total NASAA state settlement amount of $5 million, and to reimburse the Colorado Division of Securities’ costs associated with the administrative action in the amount of $596,580. Under the terms of the Consent Order, E*TRADE Securities LLC offered to purchase (or offer to arrange a third party to purchase), at par plus accrued and unpaid dividends and interest, from eligible investors nationwide their auction rate securities purchased through E*TRADE Securities LLC, or through an entity acquired by the Company, on or before February 13, 2008, if such auction rate securities have failed at auction at least once since February 13, 2008 (“the Purchase Offer”). E*TRADE Securities LLC also agreed to identify eligible investors who purchased auction rate securities through E*TRADE Securities LLC on or before February 13, 2008, and sold those securities below par between February 13, 2008, and November 16, 2011, and to reimburse those sellers the difference between par value and the actual sales price plus reasonable interest. E*TRADE Securities LLC agreed to hold open the Purchase Offer until May 15, 2012, and to various other undertakings set forth in the Consent Order, including the establishment of a dedicated toll-free telephone assistance line and website to provide information and to respond to questions regarding the Consent Order. As of June 30, 2012, the total amount of auction rate securities held by Colorado customers was approximately $50,000 and the total amount of auction rate securities held by E*TRADE Securities LLC customers nationwide (including Colorado customers) was approximately $4 million. The Company recorded a reserve of $48 million during the year ended

December 31, 2011. During the second quarter of 2012, the Company recorded a benefit of $10.2 million related to a reduction in the reserve as a result of the completion of the Purchase Offer which expired on May 15, 2012. The reserve represented the Company’s estimate of the current fair value relative to par value of auction rate securities held by E*TRADE Securities LLC customers, as well as former customers who purchased auction rate securities through E*TRADE Securities LLC and are covered by the Consent Order. The agreement includes the resolution of all material individual auction rate securities arbitrations and litigations. The reserve also includes penalties and other estimated settlement costs.

On August 24, 2010, the South Carolina Securities Division filed an administrative complaint before the Securities Commissioner of South Carolina against E*TRADE Securities LLC based upon purchases of auction rate securities through E*TRADE Securities LLC by South Carolina residents. The complaint sought to suspend the South Carolina broker-dealer license of E*TRADE Securities LLC until South Carolina customers who purchased auction rate securities through E*TRADE Securities LLC and who wished to liquidate those positions were able to do so, and sought a fine not to exceed $10,000 for each potential violation of South Carolina statutes or rules. On March 25, 2011, E*TRADE Securities LLC, without admitting or denying the underlying allegations, findings or conclusions, resolved the South Carolina administrative action by entering into a consent order, pursuant to which E*TRADE Securities LLC agreed to pay a $10,000 civil penalty and to reimburse the South Carolina Securities Division’s investigative costs of $2,500. As of June 30, 2012, no existing South Carolina customers held any auction rate securities.

On May 16, 2011, Droplets Inc., the holder of two patents pertaining to user interface servers, filed a complaint in the U.S. District Court for the Eastern District of Texas against E*TRADE Financial Corporation, E*TRADE Securities LLC, E*TRADE Bank and multiple other unaffiliated financial services firms. Plaintiff contends that the defendants engaged in patent infringement under federal law. Plaintiff seeks unspecified damages and an injunction against future infringements, plus royalties, costs, interest and attorneys’ fees. On September 30, 2011, the Company and several co-defendants filed a motion to transfer the case to the Southern District of New York. Venue discovery occurred throughout December 2011. On January 1, 2012, a new judge was assigned to the case. On March 28, 2012, a change of venue was granted and the case has been transferred to the United States District Court for the Southern District of New York. The Company filed its answer and counterclaim on June 13, 2012 and plaintiff has moved to dismiss the counterclaim. The Company will defend itself vigorously in this matter.

Several cases have been filed nationwide involving the April 2007 leveraged buyout (“LBO”) of the Tribune Company (“Tribune”) by Sam Zell, and the subsequent bankruptcy of Tribune. In William Niese et al. v. A.G. Edwards et al., in Superior Court of Delaware, New Castle County, former Tribune employees and retirees claimed that Tribune was actually insolvent at the time of the LBO and that the LBO constituted a fraudulent transaction that depleted the plaintiffs’ retirement plans, rendering them worthless. E*TRADE Clearing LLC, along with numerous other financial institutions, is a named defendant, but has not been served with process. One of the defendants removed the action to federal district court in Delaware on July 1, 2011. In Deutsche Bank Trust Company Americas et al. v. Adaly Opportunity Fund et al., filed in the Supreme Court of New York, New York County on June 3, 2011, the Trustees of certain notes issued by Tribune allege wrongdoing in connection with the LBO. In particular the Trustees claim that the LBO constituted a constructive fraudulent transfer under various state laws. E*TRADE Capital Markets, LLC, along with numerous other financial institutions, is a named defendant. In Deutsche Bank et al. v. Ohlson et al., filed in the U.S. District Court for the Northern District of Illinois, noteholders of Tribune asserted claims of constructive fraud. E*TRADE Capital Markets, LLC is a named defendant. In EGI-TRB LLC et al. v. ABN-AMRO et al., filed in the Circuit Court of Cook County Illinois, creditors of Tribune assert fraudulent conveyance claims against multiple shareholder defendants. E*TRADE Clearing LLC is a named defendant. There have been several motions filed by various parties to transfer venue and to consolidate these actions. The Company’s time to answer or otherwise respond to the complaints has been stayed pending further orders of the Court. The Court has set a motion schedule for omnibus motion to be heard in March 2013. Discovery remains stayed during this period. The Company will defend itself vigorously in these matters.

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

Dated: August 3, 2012

E*TRADE Financial Corporation (Registrant)

By	/S/ STEVEN J. FREIBERG
Steven J. Freiberg Chief Executive Officer (Principal Executive Officer)

By	/S/ MATTHEW J. AUDETTE
Matthew J. Audette Chief Financial Officer (Principal Financial and Accounting Officer)