Form 10-Q
period 2012-09-30
E TRADE FINANCIAL Corp
filed 2012-11-01
CIK 1015780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

As of October 26, 2012, there were 286,057,303 shares of common stock outstanding.

E*TRADE FINANCIAL CORPORATION

FORM 10-Q QUARTERLY REPORT

For the Quarter Ended September 30, 2012

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

Management monitors a number of metrics in evaluating the Company’s performance. The most significant of these are shown in the table and discussed in the text below:

	As of or For the Three Months Ended September 30,		Variance	As of or For the Nine Months Ended September 30,		Variance
	2012	2011	2012 vs. 2011	2012	2011	2012 vs. 2011
Customer Activity Metrics:
DARTs	128,701	164,715	(22)%	141,399	163,234	(13)%
Average commission per trade	$11.24	$10.76	4%	$10.98	$11.08	(1)%
Margin receivables (dollars in billions)	$5.6	$5.2	8%	$5.6	$5.2	8%
End of period brokerage accounts	2,892,852	2,772,816	4%	2,892,852	2,772,816	4%
Net new brokerage accounts	18,247	13,043	*	109,840	88,505	*
Annualized brokerage account attrition rate	8.5%	10.5%	*	8.7%	10.5%	*
Customer assets (dollars in billions)	$204.1	$159.9	28%	$204.1	$159.9	28%
Net new brokerage assets (dollars in billions)	$1.9	$2.6	*	$8.1	$8.0	*
Brokerage related cash (dollars in billions)	$32.6	$26.1	25%	$32.6	$26.1	25%
Company Financial Metrics:
Corporate cash (dollars in millions)	$430.8	$438.2	(2)%	$430.8	$438.2	(2)%
E*TRADE Financial Tier 1 leverage ratio	5.8%	5.7%	0.1%	5.8%	5.7%	0.1%
E*TRADE Financial Tier 1 common ratio	10.9%	9.3%	1.6%	10.9%	9.3%	1.6%
E*TRADE Bank Tier 1 leverage ratio(1)	7.9%	8.1%	(0.2)%	7.9%	8.1%	(0.2)%
Special mention loan delinquencies (dollars in millions)	$327.4	$458.7	(29)%	$327.4	$458.7	(29)%
Allowance for loan losses (dollars in millions)	$508.3	$820.1	(38)%	$508.3	$820.1	(38)%
Enterprise net interest spread	2.28%	2.81%	(0.53)%	2.41%	2.85%	(0.44)%
Enterprise interest-earning assets (average dollars in billions)	$44.9	$42.7	5%	$44.8	$42.8	5%

*	Percentage not meaningful.
(1)

The Company transitioned from reporting under the Office of Thrift Supervision (“OTS”) reporting requirements to reporting under the Office of the Comptroller of the Currency (“OCC”) reporting requirements in the first quarter of 2012. The Tier 1 leverage ratio is the OCC Tier 1 leverage ratio as of September 30, 2012 and the OTS Tier 1 capital ratio at September 30, 2011. The OTS Tier 1 capital ratio and OCC Tier 1 leverage ratio are both calculated in the same manner using adjusted total assets.

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

•

End of period brokerage accounts, net new brokerage accounts and annualized brokerage account attrition rate are indicators of our ability to attract and retain brokerage customers. The brokerage account attrition rate is calculated by dividing attriting brokerage accounts, which are gross new brokerage accounts less net new brokerage accounts, by total brokerage accounts at the previous period end. This rate is presented on an annualized basis.

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

•	Brokerage related cash is an indicator of the level of engagement with our brokerage customers and is a key driver of net operating interest income.

Company Financial Metrics

•	Corporate cash is an indicator of the liquidity at the parent company. It is the primary source of capital above and beyond the capital deployed in our regulated subsidiaries.

•

E*TRADE Financial Tier 1 leverage ratio is Tier 1 capital divided by average total assets for leverage capital purposes for the parent company. E*TRADE Financial Tier 1 common ratio is Tier 1 capital less elements of Tier 1 capital that are not in the form of common equity, such as trust preferred securities, divided by total risk-weighted assets for the holding company. The Tier 1 leverage and Tier 1 common ratios are non-GAAP measures as the parent company is not yet held to these regulatory capital requirements and are indications of E*TRADE Financial’s capital adequacy. See Liquidity and Capital Resources for a reconciliation of these non-GAAP measures to the comparable GAAP measures.

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

•	Enterprise interest-earning assets, in conjunction with our enterprise net interest spread, are indicators of our ability to generate net operating interest income.

Significant Events in the Third Quarter of 2012

Enhancements to Our Trading and Investing Products and Services

•	We launched OneStop Rollover, an online program to simplify the process for individuals to invest their 401(k) savings from a previous employer into a professionally-managed portfolio; and

•	We launched our E*TRADE Mobile offering for Windows® Phone, providing customers access to accounts, real-time quotes and market news, and the ability to trade stocks.

Market Recognition

•	We were ranked the nation’s #1 online broker by Kiplinger’s magazine, receiving five stars rating in both the customer service and investment choices categories; and

•

Our corporate services business received top-ratings in overall satisfaction for our commercial administration systems, plan reporting and technology platform by Group Five, an independent consulting and research firm, in their 2012 Stock Plan Administration Study.

EARNINGS OVERVIEW

We incurred a net loss of $28.6 million and generated net income of $73.5 million, or a loss of $0.10 and earnings of $0.25 per diluted share, on total net revenue of $490.0 million and $1.4 billion for the three and nine months ended September 30, 2012, respectively. Net operating interest income decreased 15% and 11% to $260.9 million and $824.8 million for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011, which was driven primarily by a decrease in enterprise net interest spread during the comparable periods. Commissions, fees and service charges, principal transactions and other revenue decreased 15% and 14% to $152.5 million and $479.6 million for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011, which was driven primarily by decreases in trading activity during the comparable periods. In addition, gains on loans and securities, net increased 224% and 58% to $79.0 million and $138.6 million for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011.

Provision for loan losses increased 43% to $141.0 million and declined 12% to $280.2 million for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011. The increase for the three months ended September 30, 2012 compared to the same period in 2011 was driven primarily by an increase of $50 million related to charge-offs associated with newly identified bankruptcy filings. The decrease for the nine months ended September 30, 2012 was driven primarily by improving credit trends and loan portfolio run-off. Total operating expenses decreased 15% to $289.0 million and decreased 6% to $876.7 million for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011. These decreases were driven primarily by decreases in clearing and servicing and other operating expenses, partially offset by increases in compensation and benefits expense for the three and nine months ended September 30, 2012.

The following sections describe in detail the changes in key operating factors and other changes and events that affected net revenue, provision for loan losses, operating expense, other income (expense) and income tax expense (benefit).

Revenue

The components of revenue and the resulting variances are as follows (dollars in millions):

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
			2012 vs. 2011				2012 vs. 2011
	2012	2011	Amount	%	2012	2011	Amount	%
Net operating interest income	$260.9	$305.6	$(44.7)	(15)%	$824.8	$930.7	$(105.9)	(11)%
Commissions	90.4	113.4	(23.0)	(20)%	291.2	341.7	(50.5)	(15)%
Fees and service charges	30.9	29.5	1.4	5%	92.0	103.3	(11.3)	(11)%
Principal transactions	22.1	27.3	(5.2)	(19)%	67.5	80.6	(13.1)	(16)%
Gains on loans and securities, net	79.0	24.3	54.7	224%	138.6	87.7	50.9	58%
Net impairment	(2.4)	(3.2)	0.8	(25)%	(11.2)	(12.1)	0.9	(8)%
Other revenues	9.1	10.4	(1.3)	(12)%	28.9	29.7	(0.8)	(3)%

Total non-interest income	229.2	201.7	27.5	14%	607.0	630.9	(23.9)	(4)%

Total net revenue	$490.0	$507.3	$(17.3)	(3)%	$1,431.8	$1,561.6	$(129.8)	(8)%

Net Operating Interest Income

Net operating interest income decreased 15% and 11% to $260.9 million and $824.8 million for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011. Net operating interest income is earned primarily through investing customer cash and deposits in enterprise interest-earning assets, which include: real estate loans, margin receivables, available-for-sale securities and held-to-maturity securities.

The following tables present enterprise average balance sheet data and enterprise income and expense data for our operations, as well as the related net interest spread, yields and rates and have been prepared on the basis required by the SEC’s Industry Guide 3, “Statistical Disclosure by Bank Holding Companies” (dollars in millions):

	Three Months Ended September 30,
	2012			2011
	Average Balance	Operating Interest Inc./Exp.	Average Yield/ Cost	Average Balance	Operating Interest Inc./Exp.	Average Yield/ Cost
Enterprise interest-earning assets:
Loans(1)	$11,727.3	$118.7	4.05%	$14,302.0	$169.7	4.75%
Margin receivables	5,604.0	55.5	3.94%	5,404.7	55.6	4.08%
Available-for-sale securities	14,992.7	82.9	2.21%	15,016.4	102.5	2.73%
Held-to-maturity securities	8,984.6	62.0	2.76%	4,854.0	40.5	3.34%
Cash and equivalents	2,268.8	1.2	0.21%	1,534.5	0.8	0.19%
Segregated cash	693.1	0.1	0.07%	965.1	0.2	0.07%
Securities borrowed and other	582.8	11.9	8.12%	604.7	13.1	8.58%

Total enterprise interest-earning assets	44,853.3	332.3	2.96%	42,681.4	382.4	3.58%

Non-operating interest-earning and non-interest earning assets(2)	4,724.1			4,198.9

Total assets	$49,577.4			$46,880.3

Enterprise interest-bearing liabilities:
Deposits	$28,631.4	5.8	0.08%	$25,858.2	10.2	0.16%
Customer payables	5,646.2	2.9	0.20%	5,492.1	2.3	0.16%
Securities sold under agreements to repurchase	4,709.2	40.1	3.34%	5,345.7	37.9	2.78%
Federal Home Loan Bank (“FHLB”) advances and other borrowings	2,622.3	24.2	3.60%	2,733.9	27.3	3.90%
Securities loaned and other	705.2	—	0.02%	627.6	0.4	0.24%

Total enterprise interest-bearing liabilities	42,314.3	73.0	0.68%	40,057.5	78.1	0.77%

Non-operating interest-bearing and non-interest bearing liabilities(3)	2,155.6			1,915.0

Total liabilities	44,469.9			41,972.5
Total shareholders’ equity	5,107.5			4,907.8

Total liabilities and shareholders’ equity	$49,577.4			$46,880.3

Excess of enterprise interest-earning assets over enterprise interest-bearing liabilities/Enterprise net interest income/Spread	$2,539.0	$259.3	2.28%	$2,623.9	$304.3	2.81%

Enterprise net interest margin (net yield on enterprise interest-earning assets)			2.31%			2.85%
Ratio of enterprise interest-earning assets to enterprise interest-bearing liabilities			106.00%			106.55%
Return on average:
Total assets			(0.23)%			0.60%
Total shareholders’ equity			(2.20)%			5.76%
Average equity to average total assets			10.30%			10.47%

Reconciliation from enterprise net interest income to net operating interest income (dollars in millions):

	Three Months Ended September 30,
	2012	2011
Enterprise net interest income	$259.3	$304.3
Taxable equivalent interest adjustment	(0.3)	(0.3)
Earnings on customer cash held by third parties and other(4)	1.9	1.6

Net operating interest income	$260.9	$305.6

(1)

Nonaccrual loans are included in the average loan balances. Interest payments received on nonaccrual loans are recognized on a cash basis in operating interest income until it is doubtful that full payment will be collected, at which point payments are applied to principal.

(2)

Non-operating interest-earning and non-interest earning assets consist of certain segregated cash balances, property and equipment, net, goodwill, other intangibles, net and other assets that do not generate operating interest income. Some of these assets generate corporate interest income.

(3)

Non-operating interest-bearing and non-interest bearing liabilities consist of corporate debt and other liabilities that do not generate operating interest expense. Some of these liabilities generate corporate interest expense.

(4)

Includes revenue earned on average customer assets of $3.9 billion and $3.7 billion for the three months ended September 30, 2012 and 2011, respectively, held by parties outside E*TRADE Financial, including third party money market funds and sweep deposit accounts at unaffiliated financial institutions.

	Nine Months Ended September 30,
	2012			2011
	Average Balance	Operating Interest Inc./Exp.	Average Yield/ Cost	Average Balance	Operating Interest Inc./Exp.	Average Yield/ Cost
Enterprise interest-earning assets:
Loans(1)	$12,339.3	$383.2	4.14%	$15,046.7	$537.0	4.76%
Margin receivables	5,365.8	158.9	3.95%	5,526.3	170.6	4.13%
Available-for-sale securities	15,791.6	287.5	2.43%	15,396.5	320.8	2.78%
Held-to-maturity securities	8,007.2	175.6	2.92%	3,782.8	94.3	3.32%
Cash and equivalents	1,665.4	2.6	0.21%	1,617.6	2.4	0.20%
Segregated cash	1,086.8	0.6	0.07%	777.7	0.6	0.10%
Securities borrowed and other	581.7	37.2	8.55%	629.1	35.3	7.51%

Total enterprise interest-earning assets	44,837.8	1,045.6	3.11%	42,776.7	1,161.0	3.62%

Non-operating interest-earning and non-interest earning assets(2)	4,590.3			4,319.8

Total assets	$49,428.1			$47,096.5

Enterprise interest-bearing liabilities:
Deposits	$28,381.8	20.8	0.10%	$25,862.5	34.2	0.18%
Customer payables	5,638.3	8.4	0.20%	5,433.9	6.3	0.15%
Securities sold under agreements to repurchase	4,833.3	121.4	3.30%	5,531.3	113.9	2.72%
Federal Home Loan Bank (“FHLB”) advances and other borrowings	2,695.6	75.0	3.65%	2,743.7	79.5	3.82%
Securities loaned and other	665.5	0.2	0.05%	655.4	1.1	0.22%

Total enterprise interest-bearing liabilities	42,214.5	225.8	0.70%	40,226.8	235.0	0.77%

Non-operating interest-bearing and non-interest bearing liabilities(3)	2,168.7			2,303.2

Total liabilities	44,383.2			42,530.0
Total shareholders’ equity	5,044.9			4,566.5

Total liabilities and shareholders’ equity	$49,428.1			$47,096.5

Excess of enterprise interest-earning assets over enterprise interest-bearing liabilities/Enterprise net interest income/Spread	$2,623.3	$819.8	2.41%	$2,549.9	$926.0	2.85%

Enterprise net interest margin (net yield on enterprise interest-earning assets)			2.44%			2.89%
Ratio of enterprise interest-earning assets to enterprise interest-bearing liabilities			106.21%			106.34%
Return on average:
Total assets			0.20%			0.46%
Total shareholders’ equity			1.90%			4.76%
Average equity to average total assets			10.21%			9.70%

Reconciliation from enterprise net interest income to net operating interest income (dollars in millions):

	Nine Months Ended September 30,
	2012	2011
Enterprise net interest income	$819.8	$926.0
Taxable equivalent interest adjustment	(0.9)	(0.9)
Earnings on customer cash held by third parties and other(4)	5.9	5.6

Net operating interest income	$824.8	$930.7

(1)

Nonaccrual loans are included in the average loan balances. Interest payments received on nonaccrual loans are recognized on a cash basis in operating interest income until it is doubtful that full payment will be collected, at which point payments are applied to principal.

(2)

Non-operating interest-earning and non-interest earning assets consist of certain segregated cash balances, property and equipment, net, goodwill, other intangibles, net and other assets that do not generate operating interest income. Some of these assets generate corporate interest income.

(3)

Non-operating interest-bearing and non-interest bearing liabilities consist of corporate debt and other liabilities that do not generate operating interest expense. Some of these liabilities generate corporate interest expense.

(4)

Includes revenue earned on average customer assets of $3.7 billion for both the nine months ended September 30, 2012 and 2011, held by parties outside E*TRADE Financial, including third party money market funds and sweep deposit accounts at unaffiliated financial institutions.

The fluctuation in enterprise interest-earning assets is driven primarily by changes in enterprise interest-bearing liabilities, specifically customer cash and deposits. Average enterprise interest-earning assets increased 5% to $44.9 billion and 5% to $44.8 billion for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011. This was primarily a result of the increases in average held-to-maturity securities, offset by decreases in average loans.

Average enterprise interest-bearing liabilities increased 6% to $42.3 billion and 5% to $42.2 billion for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011. The increase in average enterprise interest-bearing liabilities was due primarily to an increase in average deposits offset by a decrease in average securities sold under agreements to repurchase.

Enterprise net interest spread decreased by 53 basis points to 2.28% and by 44 basis points to 2.41% for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011, due primarily to lower yields on loans and the impact of the interest rate environment, which remains challenging. We expect our enterprise net interest spread to average slightly below 2.40% for the full year of 2012; however, spread may fluctuate based on the size and mix of the balance sheet.

Commissions

Commissions revenue decreased 20% to $90.4 million and 15% to $291.2 million for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011. The main factors that affect commissions are DARTs, average commission per trade and the number of trading days during the period. Average commission per trade is impacted by customer mix and the different commission rates on various trade types (e.g. equities, options, fixed income, stock plan, exchange-traded funds, mutual funds, forex and cross border). Accordingly, changes in the mix of trade types will impact average commission per trade.

DART volume decreased 22% to 128,701 and 13% to 141,399 for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011. Option-related DARTs as a percentage of total DARTs represented 25% of trading volume for both the three and nine months ended September 30, 2012, respectively, compared to 21% and 20% for the same periods in 2011. Exchange-traded funds-related DARTs as a percentage of total DARTs represented 8% of trading volume for both the three and nine months ended September 30, 2012, respectively, compared to 13% and 11% for the comparable periods in 2011.

Average commission per trade increased 4% to $11.24 and decreased 1% to $10.98 for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011. The increase for the three months ended September 30, 2012 was driven primarily by favorable changes in customer and product mix; specifically customers who have a higher commission per trade traded more during the three months September 30, 2012 compared to our active trader customers, who generally have lower commission per trade, when compared to the same period in 2011. Average commission per trade decreased for the nine months ended September 30, 2012 due to unfavorable changes in customer and product mix when compared to the same period in 2011.

Fees and Service Charges

Fees and service charges increased 5% to $30.9 million and decreased 11% to $92.0 million for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011. The increase for the three months ended September 30, 2012 was driven primarily by an increase in advisor management fees. The decrease for the nine months ended September 30, 2012 was driven primarily by lower reorganization fee revenue related to a large public company reorganization in the second quarter of 2011 and by a decline in other fees and service charges due to decreased customer activity. The table below shows the components of fees and service charges and the resulting variances (dollars in millions):

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
			2012 vs. 2011				2012 vs. 2011
	2012	2011	Amount	%	2012	2011	Amount	%
Order flow revenue	$15.0	$14.9	$0.1	1%	$43.7	$45.8	$(2.1)	(5)%
Mutual fund service fees	4.2	4.1	0.1	2%	12.0	11.8	0.2	2%
Foreign exchange revenue	2.6	2.3	0.3	13%	8.1	8.9	(0.8)	(9)%
Reorganization fees	2.0	1.6	0.4	25%	5.6	11.1	(5.5)	(50)%
Advisor management fees	1.8	0.8	1.0	125%	4.3	3.6	0.7	19%
Other fees and service charges	5.3	5.8	(0.5)	(9)%	18.3	22.1	(3.8)	(17)%

Total fees and service charges	$30.9	$29.5	$1.4	5%	$92.0	$103.3	$(11.3)	(11)%

Principal Transactions

Principal transactions decreased 19% to $22.1 million and 16% to $67.5 million for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011. Principal transactions are derived from our market making business in which we act as a market-maker for our brokerage customers’ orders as well as orders from third party customers. The decrease in principal transactions revenue was driven primarily by a decrease in average revenue per share earned for the three months ended September 30, 2012 when compared to same period in 2011. During the nine months ended September 30, 2012, the decrease was driven by a decrease in trading volume when compared to the same period in 2011.

Gains on Loans and Securities, Net

Gains on loans and securities, net were $79.0 million and $138.6 million for the three and nine months ended September 30, 2012, respectively, compared to $24.3 million and $87.7 million for the same periods in 2011. We sold agency mortgage-backed securities and CMOs during the third quarter of 2012 to reduce asset balances as a result of the early termination of $520 million in fixed rate wholesale borrowings. The table below shows the activity and resulting variances (dollars in millions):

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
			2012 vs. 2011				2012 vs. 2011
	2012	2011	Amount	%	2012	2011	Amount	%
Gains on loans, net	$0.2	$0.1	$0.1	*	$0.4	$0.2	$0.2	*

Gains on available-for-sale securities, net	80.1	25.9	54.2	217%	145.1	87.0	58.1	72%
Losses on trading securities, net	—	(3.0)	3.0	*	(0.1)	(2.1)	2.0	*
Hedge ineffectiveness	(1.3)	1.3	(2.6)	*	(6.8)	2.6	(9.4)	*

Gains on securities, net	78.8	24.2	54.6	224%	138.2	87.5	50.7	58%

Gains on loans and securities, net	$79.0	$24.3	$54.7	224%	$138.6	$87.7	$50.9	58%

*	Percentage not meaningful.

Net Impairment

We recognized $2.4 million and $11.2 million of net impairment during the three and nine months ended September 30, 2012, respectively, on certain securities in our non-agency CMO portfolio due to continued deterioration in the expected credit performance of the underlying loans in those specific securities. The gross other-than-temporary impairment (“OTTI”) and the noncredit portion of OTTI, which was or had been previously recorded through other comprehensive income, are shown in the table below (dollars in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Other-than-temporary impairment (“OTTI”)	$(2.1)	$(1.0)	$(16.1)	$(7.9)
Less: noncredit portion of OTTI recognized into (out of) other comprehensive income (loss) (before tax)	(0.3)	(2.2)	4.9	(4.2)

Net impairment	$(2.4)	$(3.2)	$(11.2)	$(12.1)

Provision for Loan Losses

Provision for loan losses increased 43% to $141.0 million and declined by 12% to $280.2 million for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011. The increase in provision for loan losses for the three months ended September 30, 2012 was primarily a result of $50 million in charge-offs associated with newly identified bankruptcy filings, with approximately 80% related to prior years. We utilize third party loan servicers to obtain bankruptcy data on our borrowers and during the third quarter of 2012, we identified an increase in bankruptcies reported by one specific servicer. In researching this increase, we discovered that the servicer had not been reporting historical bankruptcy data on a timely basis. As a result, we implemented an enhanced procedure around all servicer reporting to corroborate bankruptcy reporting with independent third party data. Through this additional process, approximately $90 million of loans were identified in which servicers failed to report the bankruptcy filing to us, approximately 90% of which were current at September 30, 2012. As a result, these loans were written down to the estimated current value of the underlying property less estimated selling costs, or approximately $40 million, during the third quarter of 2012. These charge-offs resulted in an increase to provision for loan losses of $50 million for the three months ended September 30, 2012.

The decrease in provision for loan losses for the nine months ended September 30, 2012 was driven primarily by improving credit trends, as evidenced by the lower levels of delinquent loans in the one- to four-family and home equity loan portfolios, and loan portfolio run-off, offset by the $50 million in charge-offs associated with newly identified bankruptcy filings during the third quarter of 2012. We expect provision for loan losses to continue to decline over the long term, although it is subject to variability in any given quarter.

Operating Expense

The components of operating expense and the resulting variances are as follows (dollars in millions):

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
			2012 vs. 2011				2012 vs. 2011
	2012	2011	Amount	%	2012	2011	Amount	%
Compensation and benefits	$94.8	$80.5	$14.3	18%	$272.6	$245.0	$27.6	11%
Clearing and servicing	30.8	34.7	(3.9)	(11)%	98.2	113.1	(14.9)	(13)%
Advertising and market development	26.1	27.3	(1.2)	(5)%	110.2	108.6	1.6	1%
FDIC insurance premiums	31.3	35.7	(4.4)	(12)%	86.9	80.3	6.6	8%
Professional services	20.4	19.8	0.6	3%	60.7	64.7	(4.0)	(6)%
Occupancy and equipment	19.4	17.0	2.4	14%	55.5	51.0	4.5	9%
Communications	17.5	16.9	0.6	4%	55.0	49.7	5.3	11%
Depreciation and amortization	23.1	22.9	0.2	1%	68.4	67.6	0.8	1%
Amortization of other intangibles	6.3	6.5	(0.2)	(4)%	18.9	19.6	(0.7)	(4)%
Facility restructuring and other exit activities	2.3	0.4	1.9	*	3.5	6.1	(2.6)	*
Other operating expenses	17.0	80.0	(63.0)	(79)%	46.8	124.9	(78.1)	(63)%

Total operating expense	$289.0	$341.7	$(52.7)	(15)%	$876.7	$930.6	$(53.9)	(6)%

*	Percentage not meaningful.

Compensation and Benefits

Compensation and benefits increased 18% to $94.8 million and 11% to $272.6 million for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011. The increase resulted primarily from $13 million in severance associated with the departure of our former Chief Executive Officer that was recorded during the three and nine months ended September 30, 2012.

Clearing and Servicing

Clearing and servicing decreased 11% to $30.8 million and 13% to $98.2 million for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011. These decreases resulted primarily from lower trading volumes and lower loan balances compared to the same periods in 2011.

FDIC Insurance Premiums

FDIC insurance premiums decreased 12% to $31.3 million and increased 8% to $86.9 million for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011. The three months ended September 30, 2011 included approximately $6 million of FDIC insurance premium related to the implementation of an industry wide change in the FDIC insurance premium assessment effective in the second quarter of 2011. When our calculation was finalized in the third quarter of 2011, it resulted in an increase to the second quarter estimate for 2011. The increase for the nine months ended September 30, 2012 was due primarily to the new FDIC insurance premium assessment calculation.

Communications

Communications expense increased 4% to $17.5 million and 11% to $55.0 million for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011. This was driven primarily by increases in vendor service fees compared to the same periods in 2011.

Other Operating Expenses

Other operating expenses decreased 79% to $17.0 million and 63% to $46.8 million for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011. The decrease was driven primarily by a reserve of $55 million that was recorded in the third quarter of 2011 related to our offer to purchase auction rate securities from eligible holders. The costs of this program, which expired on May 15, 2012, were approximately $10.2 million less than our previous estimate and the $10.2 million benefit was recorded during the second quarter of 2012.

Other Income (Expense)

Other income (expense) increased 118% to $96.3 million and 43% to $184.7 million for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011 as shown in the following table (dollars in millions):

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
			2012 vs. 2011				2012 vs. 2011
	2012	2011	Amount	%	2012	2011	Amount	%
Corporate interest income	$—	$—	$—	*	$—	$0.7	$(0.7)	*
Corporate interest expense	(45.5)	(44.7)	(0.8)	2%	(135.9)	(132.9)	(3.0)	2%
Gains (losses) on early extinguishment of debt	(50.6)	—	(50.6)	*	(50.6)	3.1	(53.7)	*
Equity in income (loss) of investments and venture funds	(0.2)	0.5	(0.7)	*	1.8	0.2	1.6	*

Total other income (expense)	$(96.3)	$(44.2)	$(52.1)	118%	$(184.7)	$(128.9)	$(55.8)	43%

*	Percentage not meaningful.

Total other income (expense) included corporate interest expense on interest-bearing corporate debt for the three and nine months ended September 30, 2012. Corporate interest expense increased 2% to $45.5 million and $135.9 million for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011.

In addition, for the three and nine months ended September 30, 2012, $50.6 million in losses on early extinguishment of debt were recorded, driven primarily by the early extinguishment of approximately $520 million in wholesale borrowings during the third quarter of 2012. During the nine months ended September 30, 2011, $3.1 million in gain on early extinguishment of debt was recorded related to the call of the 7  3/8% Notes due September 2013 in the second quarter of 2011.

Income Tax Expense (Benefit)

For the three months ended September 30, 2012, income tax benefit and the effective tax rate was $(7.7) million and 21.1%, compared to $(47.8) million and (208.2)%, respectively for the same period in 2011. For the nine months ended September 30, 2012, income tax expense and the effective tax rate were $16.8 million and 18.6%, compared to $21.5 million and 11.6%, respectively for the same period in 2011.

During the first quarter of 2012, we recorded an income tax benefit of $26.3 million related to certain losses on the 2009 Debt Exchange that were previously considered non-deductible. Through additional research completed in the first quarter of 2012, we identified that a portion of those losses were incorrectly treated as non-deductible in 2009 and were deductible for tax purposes. The $26.3 million tax benefit resulted in a corresponding increase to the net deferred tax assets, which were $1,345.2 million as of September 30, 2012. Without this benefit, our effective tax rate for the nine months ended September 30, 2012 would have been 47.7%, calculated as follows (dollars in thousands):

	Pre-tax Income	Tax Expense (Benefit)	Tax Rate
Tax rate before tax benefit	$90,231	$43,039	47.7%
Income tax benefit related to certain losses on the 2009 Debt Exchange	—	(26,284)	N/A

Total as reported	$90,231	$16,755	18.6%

During the third quarter of 2011, we recorded an income tax benefit of $61.7 million related to the taxable liquidation of a European subsidiary. The subsidiary was liquidated for U.S. tax purposes in connection with our international restructuring activities. This liquidation resulted in the taxable recognition of certain losses, including historical acquisition premiums that we incurred internationally. This tax benefit resulted in a corresponding increase to the net deferred tax asset.

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

We did not establish any valuation allowance against federal deferred tax assets as of September 30, 2012 as we believe that it is more likely than not that all of these assets will be realized. We continue to maintain a valuation allowance for certain of our state, foreign country and charitable contribution deferred tax assets as it is more likely than not that they will not be realized.

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

As of the date of the ownership change, we had federal net operating losses (“NOLs”) available to carry forward of approximately $1,886 million. This number includes $479.7 million in federal NOLs that were recorded through the third quarter of 2012 due to amended tax returns filed related primarily to additional tax deductions on the 2009 Debt Exchange and additional tax losses on bad debts. Section 382 imposes an annual limitation on the amount of post-ownership change taxable income a corporation may offset with pre-ownership change NOLs. We believe the tax ownership change will extend the period of time it will take to fully utilize our pre-ownership change NOLs, but will not limit the total amount of pre-ownership change NOLs we can utilize. Our updated estimate is that we will be subject to an overall annual limitation on the use of our pre-ownership change NOLs of approximately $194 million. The overall pre-ownership change NOLs, which were approximately $1,886 million, have a statutory carry forward period of 20 years (the majority of which expire in 16 years). As a result, we believe we will be able to fully utilize these NOLs in future periods.

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

Trading and Investing

The following table summarizes trading and investing financial information and key metrics as of and for the three and nine months ended September 30, 2012 and 2011 (dollars in millions, except for key metrics):

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
			2012 vs. 2011				2012 vs. 2011
	2012	2011	Amount	%	2012	2011	Amount	%
Net operating interest income	$156.8	$185.5	$(28.7)	(15)%	$492.4	$566.1	$(73.7)	(13)%
Commissions	90.4	113.4	(23.0)	(20)%	291.2	341.7	(50.5)	(15)%
Fees and service charges	30.3	29.3	1.0	4%	89.7	101.2	(11.5)	(11)%
Principal transactions	22.1	27.3	(5.2)	(19)%	67.5	80.6	(13.1)	(16)%
Other revenues	7.8	7.4	0.4	5%	24.4	23.2	1.2	5%

Total net revenue	307.4	362.9	(55.5)	(15)%	965.2	1,112.8	(147.6)	(13)%
Total operating expense	180.4	237.8	(57.4)	(24)%	580.1	633.0	(52.9)	(8)%

Trading and investing income	$127.0	$125.1	$1.9	2%	$385.1	$479.8	$(94.7)	(20)%

Key Metrics:
DARTs	128,701	164,715	(36,014)	(22)%	141,399	163,234	(21,835)	(13)%
Average commission per trade	$11.24	$10.76	$0.48	4%	$10.98	$11.08	$(0.10)	(1)%
Margin receivables (dollars in billions)	$5.6	$5.2	$0.4	8%	$5.6	$5.2	$0.4	8%
End of period brokerage accounts	2,892,852	2,772,816	120,036	4%	2,892,852	2,772,816	120,036	4%
Net new brokerage accounts	18,247	13,043	5,204	*	109,840	88,505	21,335	*
Annualized brokerage account attrition rate	8.5%	10.5%	(2.0)%	*	8.7%	10.5%	(1.8)%	*
Customer assets (dollars in billions)	$204.1	$159.9	$44.2	28%	$204.1	$159.9	$44.2	28%
Net new brokerage assets (dollars in billions)	$1.9	$2.6	$(0.7)	*	$8.1	$8.0	$0.1	*
Brokerage related cash (dollars in billions)	$32.6	$26.1	$6.5	25%	$32.6	$26.1	$6.5	25%

*	Percentage not meaningful.

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

Trading and investing income increased 2% to $127.0 million and decreased 20% to $385.1 million for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011. We continued to generate net new brokerage accounts, ending the quarter with 2.9 million accounts. Our brokerage related cash, which is one of our most profitable sources of funding, increased by $6.5 billion when compared to the same period in 2011.

Trading and investing commissions decreased by 20% to $90.4 million and 15% to $291.2 million for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011. These decreases in commissions were primarily the result of decreases in DARTs of 22% to 128,701 and 13% to 141,399 for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011.

Trading and investing fees and service charges increased 4% to $30.3 million and decreased 11% to $89.7 million for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011. The increase for the three months ended September 30, 2012, was driven by an increase in advisor management fee revenue when compared to the same period in 2011. The decrease for the nine months ended September 30, 2012, was driven by decreases in order flow revenue, reorganization fee revenue and foreign exchange fee revenue compared to the same period in 2011.

Trading and investing principal transactions decreased 19% to $22.1 million and 16% to $67.5 million for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011. The decrease in principal transactions revenue was driven primarily by a decrease in average revenue per share earned for the three months ended September 30, 2012 when compared to same period in 2011. During the nine months ended September 30, 2012, the decrease was driven by a decrease in trading volume when compared to the same period in 2011.

Trading and investing operating expense decreased 24% to $180.4 million and 8% to $580.1 million for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011. The decrease was driven primarily by a reserve of $55 million that was recorded in the third quarter of 2011 related to our offer to purchase auction rate securities from eligible holders. The costs of this program, which expired on May 15, 2012, were approximately $10.2 million less than our previous estimate and the $10.2 million benefit was recorded during the second quarter of 2012.

As of September 30, 2012, we had approximately 2.9 million brokerage accounts, 1.1 million stock plan accounts and 0.4 million banking accounts. For the three months ended September 30, 2012 and 2011, our brokerage products contributed 71% and 69%, respectively, and our banking products contributed 29% and 31%, respectively, of total trading and investing net revenue. For both the nine months ended September 30, 2012 and 2011, our brokerage products contributed 70%, and our banking products contributed 30% of total trading and investing net revenue.

Balance Sheet Management

The following table summarizes balance sheet management financial information and key metrics as of and for the three and nine months ended September 30, 2012 and 2011 (dollars in millions):

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
			2012 vs. 2011				2012 vs. 2011
	2012	2011	Amount	%	2012	2011	Amount	%
Net operating interest income	$104.1	$120.0	$(15.9)	(13)%	$332.4	$364.5	$(32.1)	(9)%
Fees and service charges	0.6	0.2	0.4	*	2.3	2.1	0.2	11%
Gains on loans and securities, net	79.0	25.3	53.7	*	138.8	88.9	49.9	56%
Net impairment	(2.4)	(3.2)	0.8	(25)%	(11.2)	(12.1)	0.9	(8)%
Other revenues	1.3	2.1	(0.8)	(37)%	4.3	5.4	(1.1)	(19)%

Total net revenue	182.6	144.4	38.2	26%	466.6	448.8	17.8	4%
Provision for loan losses	141.0	98.4	42.6	43%	280.2	317.6	(37.4)	(12)%
Total operating expense	53.2	66.4	(13.2)	(20)%	168.4	178.2	(9.8)	(5)%

Balance sheet management income (loss)	$(11.6)	$(20.4)	$8.8	*	$18.0	$(47.0)	$65.0	*

Key Metrics:
Special mention loan delinquencies	$327.4	$458.7	$(131.3)	(29)%	$327.4	$458.7	$(131.3)	(29)%
Allowance for loan losses	$508.3	$820.1	$(311.8)	(38)%	$508.3	$820.1	$(311.8)	(38)%
Allowance for loan losses as a % of gross loans receivable	4.56%	5.93%	*	(1.37)%	4.56%	5.93%	*	(1.37)%

*	Percentage not meaningful.

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

The balance sheet management segment reported a loss of $11.6 million and income of $18.0 million for the three and nine months ended September 30, 2012. The balance sheet management loss for the three months ended September 30, 2012 was due primarily to an increase in provision for loan losses of 43% to $141.0 million, and the balance sheet management income for the nine months ended September 30, 2012 was due primarily to a decrease in provision for loan losses of 12% to $280.2 million.

Gains on loans and securities, net were $79.0 million and $138.8 million for the three and nine months ended September 30, 2012, respectively, compared to $25.3 million and $88.9 million for the same periods in 2011 due to gains on the sale of certain securities. We sold agency mortgage-backed securities and CMOs during the third quarter of 2012 to reduce asset balances as a result of the early termination of $520 million in fixed rate wholesale borrowings.

We recognized $2.4 million and $11.2 million of net impairment during the three and nine months ended September 30, 2012, respectively, on certain securities in the non-agency CMO portfolio due to continued deterioration in the expected credit performance of the underlying loans in those specific securities. The net impairment included gross OTTI of $2.1 million and $16.1 million for the three and nine months ended September 30, 2012, respectively. The amount that had been previously recorded through other comprehensive income and was reclassified into earnings during the three months ended September 30, 2012 was $0.3 million. For the nine months ended September 30, 2012, $4.9 million related to the noncredit portion of OTTI, which was recorded through other comprehensive income.

Provision for loan losses increased 43% to $141.0 million and declined by 12% to $280.2 million for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011. The increase in provision for loan losses for the three months ended September 30, 2012 was primarily a result of $50 million in charge-offs associated with newly identified bankruptcy filings, with approximately 80% related to prior years. We utilize third party loan servicers to obtain bankruptcy data on our borrowers and during the third quarter of 2012, we identified an increase in bankruptcies reported by one specific servicer. In researching this increase, we discovered that the servicer had not been reporting historical bankruptcy data on a timely basis. As a result, we implemented an enhanced procedure around all servicer reporting to corroborate bankruptcy reporting with independent third party data. Through this additional process, approximately $90 million of loans were identified in which servicers failed to report the bankruptcy filing to us, approximately 90% of which were current at September 30, 2012. As a result, these loans were written down to the estimated current value of the underlying property less estimated selling costs, or approximately $40 million, during the third quarter of 2012. These charge-offs resulted in an increase to provision for loan losses of $50 million for the three months ended September 30, 2012.

The decrease in provision for loan losses for the nine months ended September 30, 2012 was driven primarily by improving credit trends, as evidenced by the lower levels of delinquent loans in the one- to four-family and home equity loan portfolios, and loan portfolio run-off, offset by the $50 million in charge-offs associated with newly identified bankruptcy filings during the third quarter of 2012. We expect provision for loan losses to continue to decline over the long term, although it is subject to variability in any given quarter.

Total balance sheet management operating expense decreased 20% to $53.2 million and 5% to $168.4 million for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011. The decrease in operating expense for the three and nine months ended September 30, 2012 resulted primarily from lower clearing and servicing expense due to lower loan balances compared to the same period in 2011.

Corporate/Other

The following table summarizes corporate/other financial information for the three and nine months ended September 30, 2012 and 2011 (dollars in millions):

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
			2012 vs. 2011				2012 vs. 2011
	2012	2011	Amount	%	2012	2011	Amount	%
Total net revenue	$—	$—	$—	*	$—	$—	$—	*

Compensation and benefits	28.3	17.3	11.0	64%	63.1	52.3	10.8	21%
Professional services	12.9	7.8	5.1	66%	28.1	25.2	2.9	11%
Occupancy and equipment	1.6	0.4	1.2	*	3.8	2.2	1.6	76%
Communications	0.5	0.4	0.1	0%	1.3	1.1	0.2	14%
Depreciation and amortization	3.9	4.7	(0.8)	(16)%	12.2	14.1	(1.9)	(14)%
Facility restructuring and other exit activities	2.3	0.4	1.9	*	3.5	6.1	(2.6)	(42)%
Other operating expenses	5.9	6.5	(0.6)	(8)%	16.2	18.4	(2.2)	(12)%

Total operating expense	55.4	37.5	17.9	48%	128.2	119.4	8.8	7%

Operating loss	(55.4)	(37.5)	(17.9)	48%	(128.2)	(119.4)	(8.8)	7%
Total other income (expense)	(96.3)	(44.2)	(52.1)	118%	(184.7)	(128.9)	(55.8)	43%

Corporate/other loss	$(151.7)	$(81.7)	$(70.0)	86%	$(312.9)	$(248.3)	$(64.6)	26%

*	Percentage not meaningful.

The corporate/other category includes costs that are centrally-managed, technology related costs incurred to support centrally-managed functions, restructuring and other exit activities, corporate debt and corporate investments.

The corporate/other loss before income taxes was $151.7 million and $312.9 million for the three and nine months ended September 30, 2012, compared to $81.7 million and $248.3 million, respectively, for the same periods in 2011.

The operating loss increased 48% to $55.4 million and 7% to $128.2 million for the three and nine months ended September 30, 2012, compared to the same periods in 2011 due primarily to an increase in compensation and benefits as a result of $13 million in severance associated with the departure of our former Chief Executive Officer that was recorded during the three and nine months ended September 30, 2012.

Total other income (expense) included corporate interest expense on interest-bearing corporate debt for the three and nine months ended September 30, 2012. Corporate interest expense increased 2% to $45.5 million and $135.9 million for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011.

In addition, for the three and nine months ended September 30, 2012, $50.6 million in losses on early extinguishment of debt were recorded, driven primarily by the early extinguishment of approximately $520 million in wholesale borrowings during the third quarter of 2012. During the nine months ended September 30, 2011, $3.1 million in gain on early extinguishment of debt was recorded related to the call of the 7  3/8% Notes due September 2013 in the second quarter of 2011.

BALANCE SHEET OVERVIEW

The following table sets forth the significant components of the consolidated balance sheet (dollars in millions):

			Variance
	September 30, 2012	December 31, 2011	2012 vs. 2011
			Amount	%
Assets:
Cash and equivalents	$2,825.0	$2,099.8	$725.2	35%
Segregated cash	1,434.3	1,275.6	158.7	12%
Securities(1)	24,717.4	21,785.4	2,932.0	13%
Margin receivables	5,608.3	4,826.3	782.0	16%
Loans receivable, net	10,627.4	12,332.8	(1,705.4)	(14)%
Investment in FHLB stock	128.9	140.2	(11.3)	(8)%
Other(2)	5,014.3	5,480.4	(466.1)	(9)%

Total assets	$50,355.6	$47,940.5	$2,415.1	5%

Liabilities and shareholders’ equity:
Deposits	$29,127.8	$26,460.0	$2,667.8	10%
Wholesale borrowings(3)	6,935.0	7,752.4	(817.4)	(11)%
Customer payables	6,013.6	5,590.9	422.7	8%
Corporate debt	1,505.5	1,493.5	12.0	1%
Other liabilities	1,679.8	1,715.7	(35.9)	(2)%

Total liabilities	45,261.7	43,012.5	2,249.2	5%
Shareholders’ equity	5,093.9	4,928.0	165.9	3%

Total liabilities and shareholders’ equity	$50,355.6	$47,940.5	$2,415.1	5%

(1)	Includes balance sheet line items trading, available-for-sale and held-to-maturity securities.
(2)	Includes balance sheet line items property and equipment, net, goodwill, other intangibles, net and other assets.
(3)	Includes balance sheet line items securities sold under agreements to repurchase and FHLB advances and other borrowings.

Segregated Cash

Segregated cash increased by $0.2 billion during the nine months ended September 30, 2012. The level of cash required to be segregated under federal or other regulations, or segregated cash, is driven largely by customer cash and securities lending balances we hold as a liability in excess of the amount of margin receivables and securities borrowed balances we hold as an asset. The excess represents customer cash that we are required by our regulators to segregate for the exclusive benefit of our brokerage customers.

Securities

Trading, available-for-sale and held-to-maturity securities are summarized as follows (dollars in millions):

			Variance
	September 30, 2012	December 31, 2011	2012 vs. 2011
			Amount	%
Trading securities	$107.4	$54.4	$53.0	97%

Available-for-sale securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$13,130.1	$13,965.7	$(835.6)	(6)%
Non-agency CMOs	298.6	341.6	(43.0)	(13)%

Total residential mortgage-backed securities	13,428.7	14,307.3	(878.6)	(6)%
Investment securities	1,496.8	1,344.2	152.6	11%

Total available-for-sale securities	$14,925.5	$15,651.5	$(726.0)	(5)%

Held-to-maturity securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$8,025.8	$5,296.5	$2,729.3	52%
Investment securities	1,658.7	783.0	875.7	112%

Total held-to-maturity securities	$9,684.5	$6,079.5	$3,605.0	59%

Total securities	$24,717.4	$21,785.4	$2,932.0	13%

Securities represented 49% and 45% of total assets at September 30, 2012 and December 31, 2011, respectively. The decrease in available-for-sale securities was due primarily to a decrease of $0.8 billion in agency mortgage-backed securities and CMOs. We sold agency mortgage-backed securities and CMOs to reduce asset balances as a result of the early termination of $520 million in fixed rate wholesale borrowings.

The increase in held-to-maturity securities was due primarily to an increase of $2.7 billion in agency mortgage-backed securities and CMOs. The purchases of securities were driven primarily by the increase in customer deposits, which we invested in available-for-sale and held-to-maturity securities.

Loans Receivable, Net

Loans receivable, net are summarized as follows (dollars in millions):

			Variance
	September 30, 2012	December 31, 2011	2012 vs. 2011
			Amount	%
One- to four-family	$5,715.0	$6,615.8	$(900.8)	(14)%
Home equity	4,442.2	5,328.7	(886.5)	(17)%
Consumer and other	902.8	1,113.2	(210.4)	(19)%
Unamortized premiums, net	75.7	97.9	(22.2)	(23)%
Allowance for loan losses	(508.3)	(822.8)	314.5	(38)%

Total loans receivable, net	$10,627.4	$12,332.8	$(1,705.4)	(14)%

Loans receivable, net decreased 14% to $10.6 billion at September 30, 2012 from $12.3 billion at December 31, 2011. This decline was due primarily to our strategy of reducing balance sheet risk by allowing the loan portfolio to pay down, which we plan to do for the foreseeable future.

During the nine months ended September 30, 2012, the allowance for loan losses decreased by $314.5 million from the level at December 31, 2011. During the first quarter of 2012, we completed an evaluation of certain programs and practices that were designed in accordance with guidance from our former regulator, the OTS. This evaluation was initiated in connection with our transition from the OTS to the OCC, our new primary banking regulator. As a result of our evaluation, loan modification policies and procedures were aligned with the guidance from the OCC. The review resulted in a significant increase in charge-offs during the first quarter of 2012. The majority of the losses associated with these charge-offs were previously reflected in the specific valuation allowance and qualitative component of the general allowance for loan losses at December 31, 2011. See Summary of Critical Accounting Policies and Estimates for a discussion of the estimates and assumptions used in the allowance for loan losses, including the qualitative reserve.

Deposits

Deposits are summarized as follows (dollars in millions):

			Variance
	September 30, 2012	December 31, 2011	2012 vs. 2011
			Amount	%
Sweep deposits	$21,874.5	$18,619.0	$3,255.5	17%
Complete savings deposits	5,184.1	5,720.8	(536.7)	(9)%
Other money market and savings deposits	1,003.2	1,033.2	(30.0)	(3)%
Checking deposits	950.9	863.3	87.6	10%
Time deposits	115.1	223.7	(108.6)	(49)%

Total deposits	$29,127.8	$26,460.0	$2,667.8	10%

Deposits represented 64% and 62% of total liabilities at September 30, 2012 and December 31, 2011, respectively. At September 30, 2012, 92% of our customer deposits were covered by FDIC insurance. Deposits provide the benefit of lower interest costs compared with wholesale funding alternatives. Deposits increased 10% to $29.1 billion at September 30, 2012 from $26.5 billion at December 31, 2011. The increase was driven primarily by an increase of $3.3 billion in sweep deposits. The increase in sweep deposits was driven by an increase in customer activity during the third quarter of 2012, offset by a reduction of $470 million in sweep deposits that were moved off of the balance sheet to a third party bank as a result of our plan to dissolve our third bank charter.

The deposits balance is a component of the total customer cash and deposits balance reported as a customer activity metric of $39.8 billion and $35.5 billion at September 30, 2012 and December 31, 2011, respectively. The total customer cash and deposits balance is summarized as follows (dollars in millions):

			Variance
	September 30, 2012	December 31, 2011	2012 vs. 2011
			Amount	%
Deposits	$29,127.8	$26,460.0	$2,667.8	10%
Less: brokered certificates of deposit	(11.2)	(33.2)	22.0	(66)%

Retail deposits	29,116.6	26,426.8	2,689.8	10%
Customer payables	6,013.6	5,590.9	422.7	8%
Customer cash balances held by third parties and other	4,665.3	3,520.1	1,145.2	33%

Total customer cash and deposits	$39,795.5	$35,537.8	$4,257.7	12%

Wholesale Borrowings

Wholesale borrowings, which consist of securities sold under agreements to repurchase and FHLB advances and other borrowings, are summarized as follows (dollars in millions):

			Variance
	September 30, 2012	December 31, 2011	2012 vs. 2011
			Amount	%
Securities sold under agreements to repurchase	$4,609.1	$5,015.5	$(406.4)	(8)%

FHLB advances	$1,895.5	$2,302.7	$(407.2)	(18)%
Subordinated debentures	427.7	427.6	0.1	0%
Other	2.7	6.6	(3.9)	(59)%

Total FHLB advances and other borrowings	$2,325.9	$2,736.9	$(411.0)	(15)%

Total wholesale borrowings	$6,935.0	$7,752.4	$(817.4)	(11)%

Wholesale borrowings represented 15% and 18% of total liabilities at September 30, 2012 and December 31, 2011, respectively. Securities sold under agreements to repurchase and FHLB advances are the primary wholesale funding sources of the Bank. During the third quarter of 2012, we terminated $100 million and $420 million of securities sold under agreements to repurchase and FHLB advances, respectively as part of our deleveraging initiatives. The early termination of the wholesale borrowings resulted in approximately $50 million of loss on early extinguishment of debt during the third quarter of 2012. As part of our deleveraging initiatives, we plan to further reduce wholesale borrowings by approximately $900 million during the fourth quarter of 2012.

Corporate Debt

Corporate debt by type is shown as follows (dollars in millions):

	Face Value	Discount	Fair Value Hedge Adjustment	Net
September 30, 2012
Interest-bearing notes:
7 7/8% Notes, due 2015	$243.2	$(1.0)	$6.0	$248.2
6 3/4% Notes, due 2016	435.0	(6.1)	—	428.9
12 1/2% Springing lien notes, due 2017	930.2	(150.2)	5.5	785.5

Total interest-bearing notes	1,608.4	(157.3)	11.5	1,462.6
Non-interest-bearing debt:
0% Convertible debentures, due 2019	42.9	—	—	42.9

Total corporate debt	$1,651.3	$(157.3)	$11.5	$1,505.5

	Face Value	Discount	Fair Value Hedge Adjustment	Net
December 31, 2011
Interest-bearing notes:
7 7/8% Notes, due 2015	$243.2	$(1.2)	$7.4	$249.4
6 3/4% Notes, due 2016	435.0	(7.4)	—	427.6
12 1/2% Springing lien notes, due 2017	930.2	(162.9)	6.2	773.5

Total interest-bearing notes	1,608.4	(171.5)	13.6	1,450.5
Non-interest-bearing debt:
0% Convertible debentures, due 2019	43.0	—	—	43.0

Total corporate debt	$1,651.4	$(171.5)	$13.6	$1,493.5

Shareholders’ Equity

The activity in shareholders’ equity during the nine months ended September 30, 2012 is summarized as follows (dollars in millions):

	Common Stock / Additional Paid-In Capital	Accumulated Deficit / Other Comprehensive Loss	Total
Beginning balance, December 31, 2011	$7,309.7	$(2,381.7)	$4,928.0
Net income	—	73.5	73.5
Net change from available-for-sale securities	—	95.3	95.3
Net change from cash flow hedging instruments	—	(13.3)	(13.3)
Other(1)	9.2	1.2	10.4

Ending balance, September 30, 2012	$7,318.9	$(2,225.0)	$5,093.9

(1)	Other includes employee share-based compensation, conversions of convertible debentures and changes in accumulated other comprehensive loss from foreign currency translation.

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

Capital is generated primarily through the business operations of the trading and investing and balance sheet management segments, which are primarily contained within E*TRADE Bank; therefore, we believe a key indicator of the capital generated or used in our business operations is the level of regulatory capital in E*TRADE Bank. As of September 30, 2012, E*TRADE Bank’s Tier 1 leverage ratio was 7.9%. We are focused on improving the Tier 1 leverage ratio at E*TRADE Bank through a reduction in our balance sheet size by focusing on a reduction in our wholesale borrowings, retail deposits and customer payables.

Consolidated Cash and Equivalents

The consolidated cash and equivalents balance increased by $725.2 million to $2.8 billion at September 30, 2012 when compared to December 31, 2011. The majority of this balance is cash held in regulated subsidiaries, primarily the Bank, outlined as follows (dollars in millions):

	September 30, 2012	December 31, 2011	Variance
			2012 vs. 2011
Corporate cash	$430.8	$484.4	$(53.6)
Bank cash	2,360.1	1,574.1	786.0
International brokerage and other cash	34.1	41.3	(7.2)

Total consolidated cash	$2,825.0	$2,099.8	$725.2

Corporate cash is the primary source of liquidity at the parent company. We define corporate cash as cash held at the parent company as well as cash held in certain subsidiaries that can distribute cash to the parent company without any regulatory approval. We believe corporate cash is a useful measure of the parent company’s liquidity as it is the primary source of capital above and beyond the capital deployed in our regulated subsidiaries. Corporate cash can fluctuate in any given quarter and is impacted primarily by tax settlements, approval and timing of subsidiary dividends, debt service costs and other overhead cost sharing arrangements. We target corporate cash to be two times our annual debt service, or approximately $330 million. From the level of corporate cash at September 30, 2012, we expect that it will decline generally in line with our corporate interest expense. However, the parent company has approximately $340 million in net deferred tax assets, which will ultimately become sources of corporate cash as the parent’s subsidiaries reimburse the parent for the use of its deferred tax assets.

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

E*TRADE Bank is subject to capital requirements determined by its primary regulators. At September 30, 2012 and December 31, 2011, E*TRADE Bank had $1.3 billion and $1.2 billion, respectively, of Tier 1 leverage capital in excess of the regulatory minimum level required to be considered “well capitalized.” Historically, the Company had requested and received the approval of its primary regulators to send quarterly dividends from E*TRADE Bank to the parent. The dividend had been equal to profits from the previous quarter of E*TRADE Securities LLC, which is a subsidiary of E*TRADE Bank. We believe our former regulator, the OTS, viewed these dividend requests as distinct from a more comprehensive request to release a portion of E*TRADE Bank’s excess capital. During the third quarter of 2011, the Company transitioned regulators from the OTS to the OCC and the Federal Reserve. We believe our new regulators would subject all dividend requests to an equal level of scrutiny; therefore, rather than request a dividend from E*TRADE Bank in an amount equal to the profits of E*TRADE Securities LLC in the prior quarter, we believe the best path for the Company’s shareholders is to work on a comprehensive dividend plan that efficiently distributes capital among our regulated entities and parent company.

The Company submitted a long-term strategic and capital plan to the OCC and Federal Reserve during the second quarter of 2012. The plan includes: our five-year business strategy; forecasts of our business results and capital ratios; capital distribution plans in current and adverse operating conditions; and internally developed stress tests. During the third quarter of 2012, we received initial feedback from our regulators on this plan and we believe that key elements of this plan, specifically reducing risk, deleveraging the balance sheet and the development of an enterprise risk management function, are critical. We believe that our targets for capital levels at E*TRADE Bank and corresponding distributions of capital will be achievable over time. We plan to have an active and ongoing dialogue with our regulators to ensure our execution of the plan is consistent with their expectations.

The Company’s broker-dealer subsidiaries are subject to capital requirements determined by their respective regulators. At September 30, 2012 and December 31, 2011, all of our brokerage subsidiaries met their minimum net capital requirements. Our broker-dealer subsidiaries had excess net capital of $630.5 million at September 30, 2012, a decrease of $44.6 million from $675.1 million at December 31, 2011. The excess net capital of the broker-dealer subsidiaries at September 30, 2012 included $494.2 million and $97.3 million of excess net capital at E*TRADE Clearing LLC and E*TRADE Securities LLC, respectively, which are subsidiaries of E*TRADE Bank and are also included in the excess capital of E*TRADE Bank.

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

	September 30, 2012	December 31, 2011	September 30, 2011
Shareholders’ equity	$5,093.9	$4,928.0	$4,946.2
Deduct:
Losses in other comprehensive income on available-for-sale debt securities and cash flow hedges, net of tax	(307.6)	(389.6)	(378.7)
Goodwill and other intangible assets, net of deferred tax liabilities	1,897.6	1,947.5	1,975.3
Add:
Qualifying restricted core capital elements	433.0	433.0	433.0

Subtotal	3,936.9	3,803.1	3,782.6
Deduct:
Disallowed servicing assets and deferred tax assets	1,259.1	1,331.0	1,312.4

Tier 1 capital	2,677.8	2,472.1	2,470.2

Add:
Allowable allowance for loan losses	261.6	277.6	281.7

Total capital	$2,939.4	$2,749.7	$2,751.9

Total average assets	$49,400.8	$46,964.2	$46,880.3
Deduct:
Goodwill and other intangible assets, net of deferred tax liabilities	1,897.6	1,947.5	1,975.3

Subtotal	47,503.2	45,016.7	44,905.0
Deduct:
Disallowed servicing assets and deferred tax assets	1,259.1	1,331.0	1,312.4

Average total assets for leverage capital purposes	$46,244.1	$43,685.7	$43,592.6

Total risk-weighted assets(1)	$20,614.9	$21,668.1	$21,998.9
Tier 1 leverage ratio (Tier 1 capital / Average total assets for leverage capital purposes)	5.8%	5.7%	5.7%
Tier 1 capital / Total risk-weighted assets	13.0%	11.4%	11.2%
Total capital / Total risk-weighted assets	14.3%	12.7%	12.5%

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

As of September 30, 2012, the parent company Tier 1 leverage ratio was approximately 5.8% compared to the minimum ratio required to be “well capitalized” of 5%, the Tier 1 risk-based capital ratio was approximately 13.0% compared to the minimum ratio required to be “well capitalized” of 6%, and the total risk-based capital ratio was approximately 14.3% compared to the minimum ratio required to be “well capitalized” of 10%.

Our Tier 1 common ratio, which is a non-GAAP measure and currently has no mandated minimum or “well capitalized” standard, was 10.9% as of September 30, 2012. We believe this ratio is an important measure of our capital strength. The Tier 1 common ratio is defined as the Tier 1 capital less elements of Tier 1 capital that are not in the form of common equity, such as trust preferred securities, divided by total risk-weighted assets. The following table shows the calculation of Tier 1 common ratio (dollars in millions):

	September 30, 2012	December 31, 2011	September 30, 2011
Shareholders’ equity	$5,093.9	$4,928.0	$4,946.2
Deduct:
Losses in other comprehensive income on available-for-sale debt securities and cash flow hedges, net of tax	(307.6)	(389.6)	(378.7)
Goodwill and other intangible assets, net of deferred tax liabilities	1,897.6	1,947.5	1,975.3

Subtotal	3,503.9	3,370.1	3,349.6
Deduct:
Disallowed servicing assets and deferred tax assets	1,259.1	1,331.0	1,312.4

Tier 1 common	$2,244.8	$2,039.1	$2,037.2

Total risk-weighted assets	$20,614.9	$21,668.1	$21,998.9
Tier 1 common ratio (Tier 1 common / Total risk-weighted assets)	10.9%	9.4%	9.3%

In June 2012, the Federal banking agencies published notices of proposed rulemaking for comment related to the implementation of the Basel III regulatory capital reforms. We believe the most relevant elements of the proposal to us relate to the proposed risk-weighting of mortgage loans and margin receivables in addition to an alternative method to exclude from Tier 1 capital unrealized gains (losses) related to government and agency-backed securities. Under the current proposal, we do not believe the incorporation of these elements will have a significant impact on our capital ratios. However, the final impact of the Basel III capital standards on regulatory requirements will continue to remain unknown for at least some time until capital regulations are adopted for U.S. institutions. We will continue to monitor the ongoing rule-making and comment process to assess both the timing and the impact of the Dodd-Frank Act and Basel III capital standards on our business.

On October 9, 2012, the Board of Governors of the Federal Reserve System adopted final regulations implementing the requirement for certain Federal Reserve-regulated savings and loan holding companies such as the Company to conduct company-run stress tests on an annual basis. Under the Federal Reserve’s stress test regulations, we will be required to utilize stress-testing methodologies providing for results under at least three different sets of conditions, including baseline, adverse, and severely adverse conditions. The final regulations will apply to these savings and loan holding companies in the fall of the calendar year after they become subject to minimum capital requirements, a period which has not yet been specified.

Other Sources of Liquidity

We also maintain uncommitted lines of credit with unaffiliated banks to finance margin lending, with available balances subject to approval when utilized. At September 30, 2012, there were no outstanding balances.

We rely on borrowed funds, from sources such as securities sold under agreements to repurchase and FHLB advances, to provide liquidity for E*TRADE Bank. Our ability to borrow these funds is dependent upon the continued availability of funding in the wholesale borrowings market. In addition, we can borrow from the Federal Reserve Bank’s discount window to meet short-term liquidity requirements, although it is not viewed as the primary source of funding. At September 30, 2012, E*TRADE Bank had approximately $3.2 billion and $1.3 billion in additional collateralized borrowing capacity with the FHLB and the Federal Reserve Bank, respectively. We also have the ability to generate liquidity in the form of additional deposits by raising the yield on our customer deposit account products.

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

Loss Mitigation

We have a credit management team that focuses on the mitigation of potential losses in the loan portfolio. Through a variety of strategies, including voluntary line closures, automatically freezing lines on all delinquent accounts, and freezing lines on loans with materially reduced home equity, we have reduced our exposure to open home equity lines from a high of over $7 billion in 2007 to $0.4 billion as of September 30, 2012.

We utilize third party loan servicers to obtain bankruptcy data on our borrowers and during the third quarter of 2012, we identified an increase in bankruptcies reported by one specific servicer. In researching this increase, we discovered that the servicer had not been reporting historical bankruptcy data on a timely basis. As a result, we implemented an enhanced procedure around all servicer reporting to corroborate bankruptcy reporting with independent third party data. Through this additional process, approximately $90 million of loans were identified in which servicers failed to report the bankruptcy filing to us, approximately 90% of which were current at September 30, 2012. As a result, these loans were written down to the estimated current value of the underlying property less estimated selling costs, or approximately $40 million, during the third quarter of 2012. These charge-offs resulted in an increase to provision for loan losses of $50 million for the three months ended September 30, 2012.

We have an initiative to assess our servicing relationships and where appropriate transfer certain mortgage loans to servicers that specialize in managing troubled assets. We believe this initiative has improved and will continue to improve the credit performance of the loans transferred in future periods when compared to the expected credit performance of these same loans if they had not been transferred. A total of $2.8 billion of our mortgage loans were held at servicers that specialize in managing troubled assets as of September 30, 2012.

We have a loan modification program that focuses on the mitigation of potential losses in the loan portfolio. We consider modifications in which we make an economic concession to a borrower experiencing financial difficulty a TDR. During the nine months ended September 30, 2012, we modified $296.8 million and $30.0 million of one- to four-family and home equity loans, respectively, in which the modification was considered a TDR. During the first quarter of 2012, we completed an evaluation of certain programs and practices that were designed in accordance with guidance from our former regulator, the OTS. This evaluation was initiated in connection with our transition from the OTS to the OCC, our new primary banking regulator. As a result of our evaluation, loan modification policies and procedures were aligned with the guidance from the OCC. During the fourth quarter of 2011, we suspended certain home equity loan modification programs that required changes. These suspended programs were discontinued in the first quarter of 2012, which has resulted in a decrease in the volume of TDRs in 2012.

Trial modifications are classified immediately as TDRs and continue to be reported as delinquent until the successful completion of the trial period, which is typically 90 days. The loan is then classified as current and becomes a permanent modification.

We also processed minor modifications on a number of loans through traditional collections actions taken in the normal course of servicing delinquent accounts. These actions typically result in an insignificant delay in the timing of payments; therefore, we do not consider such activities to be economic concessions to the borrowers. As of September 30, 2012 and December 31, 2011, we had $42.8 million and $44.7 million of mortgage loans, respectively, in which the modification was not considered a TDR due to the insignificant delay in the timing of payments. Approximately 6% and 8% of these loans were classified as nonperforming as of September 30, 2012 and December 31, 2011, respectively.

We continue to review the mortgage loan portfolio in order to identify loans to be repurchased by the originator. Our review is primarily focused on identifying loans with violations of transaction representations and warranties or material misrepresentation on the part of the seller. Any loans identified with these deficiencies are submitted to the original seller for repurchase. During the second quarter of 2012, we agreed to settlements with two particular originators specific to loans sold to us by those originators. One-time payments of $11.2 million were made to us to satisfy in full all pending and future repurchase requests with those specific originators. We applied the full amount during the second quarter of 2012 to the allowance for loan losses, resulting in a corresponding reduction to our net charge-offs as well as our provision for loan losses. Approximately $38.5 million of loans were repurchased by or settled with the original sellers for the nine months ended September 30, 2012. A total of $374.0 million of loans were repurchased by the original sellers since we actively started reviewing our purchased loan portfolio beginning in 2008.

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

The home equity loan portfolio is primarily second lien loans on residential real estate properties, which have a higher level of credit risk than first lien mortgage loans. Approximately 15% of the home equity portfolio was in the first lien position as of September 30, 2012. We hold both the first and second lien positions in less than 1% of the home equity loan portfolio. The home equity loan portfolio consists of home equity installment loans and home equity lines of credit.

Home equity installment loans are primarily fixed rate and fixed term, fully amortizing loans that do not offer the option of an interest-only payment. Home equity lines of credit convert to amortizing loans at the end of the draw period, which ranges from five to ten years. At September 30, 2012, the vast majority of the home equity line of credit portfolio had not converted from the interest-only draw period to an amortizing loan. In addition, approximately 80% of the home equity line of credit portfolio will not begin amortizing until after 2014. The following table outlines when home equity lines of credit convert to amortizing for the home equity line of credit portfolio as of September 30, 2012:

Period of Conversion to Amortizing Loan	% of Home Equity Line of Credit Portfolio
Already amortizing	8%
Through December 31, 2012	1%
Year ending December 31, 2013	4%
Year ending December 31, 2014	7%
Year ending December 31, 2015	26%
Year ending December 31, 2016	41%
Year ending December 31, 2017	13%

The following tables show the distribution of the mortgage loan portfolios by credit quality indicator (dollars in millions):

	One- to Four-Family		Home Equity
Current LTV/CLTV (1)	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
<=80%	$1,370.9	$1,596.3	$975.0	$1,168.9
80%-100%	1,440.7	1,716.8	800.4	967.9
100%-120%	1,273.1	1,527.3	961.7	1,191.9
>120%	1,630.3	1,775.4	1,705.1	2,000.0

Total mortgage loans receivable	$5,715.0	$6,615.8	$4,442.2	$5,328.7

Average estimated current LTV/CLTV (2)	109.1%	106.7%	114.4%	112.1%
Average LTV/CLTV at loan origination (3)	71.2%	71.0%	79.3%	79.2%

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

(3)	Average LTV/CLTV at loan origination calculations are based on LTV/CLTV at time of purchase for one- to four-family purchased loans and undrawn balances for home equity loans.

	One- to Four-Family		Home Equity
Documentation Type	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
Full documentation	$2,443.9	$2,845.6	$2,278.6	$2,699.2
Low/no documentation	3,271.1	3,770.2	2,163.6	2,629.5

Total mortgage loans receivable	$5,715.0	$6,615.8	$4,442.2	$5,328.7

	One- to Four-Family		Home Equity
Current FICO (1)	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
>=720	$2,992.6	$3,557.6	$2,378.2	$2,780.2
719 - 700	543.0	585.2	448.0	497.7
699 - 680	440.8	448.6	358.5	408.8
679 - 660	353.5	385.0	281.4	325.8
659 - 620	488.2	525.9	384.7	447.9
<620	896.9	1,113.5	591.4	868.3

Total mortgage loans receivable	$5,715.0	$6,615.8	$4,442.2	$5,328.7

(1)

FICO scores are updated on a quarterly basis; however, as of September 30, 2012 and December 31, 2011, there were some loans for which the updated FICO scores were not available. The current FICO distribution as of September 30, 2012 included original FICO scores for approximately $132 million and $22 million of one- to four-family and home equity loans, respectively. The current FICO distribution as of December 31, 2011 included original FICO scores for approximately $153 million and $30 million of one- to four-family and home equity loans, respectively.

	One- to Four-Family		Home Equity
Acquisition Channel	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
Purchased from a third party	$4,694.3	$5,420.8	$3,904.8	$4,669.6
Originated by the Company	1,020.7	1,195.0	537.4	659.1

Total mortgage loans receivable	$5,715.0	$6,615.8	$4,442.2	$5,328.7

	One- to Four-Family		Home Equity
Vintage Year	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
2003 and prior	$201.6	$239.9	$238.2	$302.6
2004	537.9	620.5	384.5	472.9
2005	1,162.9	1,377.7	1,183.4	1,387.0
2006	2,219.2	2,528.5	2,061.3	2,480.0
2007	1,588.2	1,841.1	564.9	674.8
2008	5.2	8.1	9.9	11.4

Total mortgage loans receivable	$5,715.0	$6,615.8	$4,442.2	$5,328.7

	One- to Four-Family		Home Equity
Geographic Location	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
California	$2,700.9	$3,096.0	$1,405.1	$1,690.3
New York	406.0	488.2	327.9	387.0
Florida	388.7	458.2	313.4	377.8
Virginia	242.2	280.8	201.9	234.1
Other states	1,977.2	2,292.6	2,193.9	2,639.5

Total mortgage loans receivable	$5,715.0	$6,615.8	$4,442.2	$5,328.7

Approximately 40% of the Company’s real estate loans were concentrated in California at both September 30, 2012 and December 31, 2011. No other state had concentrations of real estate loans that represented 10% or more of the Company’s real estate portfolio.

Additionally, in the current and anticipated interest rate environment, we do not expect interest rate resets to be a material driver of credit costs in the future. As of September 30, 2012, a total of $2.7 billion of one- to four-family loans have already reset for the first time and another $2.5 billion are expected to reset for the first time in the next six years, including less than $0.1 billion in the remainder of 2012. We expect approximately $0.7 billion in one- to four-family loans that have already reset to experience another interest rate reset in the remainder of 2012. We estimate that less than 1% of all one- to four-family loans expected to reset in the remainder of 2012 will experience a payment increase of more than 10% and nearly 90% are expected to reset to a lower payment in 2012. The following table outlines the percentage of one- to four-family loans that have reset and are expected to reset for the first time as of September 30, 2012:

Period of First Interest Rate Reset	% of Total One- to Four-Family First Resets
Already reset	52%
Through December 31, 2012	0%
Year ending December 31, 2013	4%
Year ending December 31, 2014	5%
Year ending December 31, 2015	5%
Year ending December 31, 2016	15%
Year ending December 31, 2017	19%

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

	One- to Four-Family		Home Equity		Consumer and Other		Total
	Allowance	Allowance as a % of Loans Receivable(1)	Allowance	Allowance as a % of Loans Receivable(1)	Allowance	Allowance as a % of Loans Receivable(1)	Allowance	Allowance as a % of Loans Receivable
September 30, 2012	$206.4	3.60%	$260.9	5.82%	$41.0	4.49%	$508.3	4.56%
December 31, 2011	$314.2	4.73%	$463.3	8.60%	$45.3	4.02%	$822.8	6.25%

(1)	Allowance as a percentage of loans receivable is calculated based on the gross loans receivable for each respective category.

During the nine months ended September 30, 2012, the allowance for loan losses decreased by $314.5 million from the level at December 31, 2011. During the first quarter of 2012, we completed an evaluation of certain programs and practices that were designed in accordance with guidance from our former regulator, the OTS. This evaluation was initiated in connection with our transition from the OTS to the OCC, our new primary banking regulator. As a result of our evaluation, loan modification policies and procedures were aligned with the guidance from the OCC. The review resulted in a significant increase in charge-offs during the first quarter of 2012. The majority of the losses associated with these charge-offs were previously reflected in the specific valuation allowance and qualitative component of the general allowance for loan losses. See Summary of Critical Accounting Policies and Estimates for a discussion of the estimates and assumptions used in the allowance for loan losses, including the qualitative reserve. The following table shows the trend of the ratio of the general allowance for loan losses, excluding the qualitative component, to non-TDR nonperforming loans (dollars in millions):

	Total Nonperforming Loans, Excluding TDRs	General Allowance for Loan Losses	Coverage Ratio
September 30, 2012	$516.7	$276.5	54%
June 30, 2012	$548.3	$290.4	53%
March 31, 2012	$520.9	$326.6	63%
December 31, 2011	$595.9	$378.6	64%
September 30, 2011	$680.6	$429.6	63%

During the first quarter of 2012, interagency supervisory guidance related to practices associated with loans and lines of credit secured by junior liens on one- to four-family residential properties was issued. The guidance indicated that if a senior lien is delinquent, it should be considered in determining the income recognition of the junior lien. The vast majority the Company’s home equity loans were purchased in the secondary market; therefore, the Company holds both the first and second lien positions in less than 1% of the home equity loan portfolio. The Company does not directly service its loans and as a result, relies on third party vendors and servicers to provide information on the home equity portfolio, including data on the first lien positions related to second lien home equity loans. During the second quarter of 2012, the Company engaged additional third parties in order to receive expanded information on the lien senior to the borrower’s junior lien, including delinquency and modification status. As a result, approximately $180 million of unpaid principal balance, or approximately 4% of performing second lien home equity loans, were placed on nonaccrual status as a result of the interagency supervisory guidance during the second quarter of 2012.

Troubled Debt Restructurings

TDRs include loan modifications completed under our modification programs that involve granting an economic concession to a borrower experiencing financial difficulty. TDRs do not include loans that have been charged-off due to bankruptcy notification if the loan has not been modified under our programs. As of September 30, 2012, we had $369.6 million in unpaid principal balances of these loans that had been written down to the estimated current value of the underlying property less estimated selling costs, or $191.0 million. At September 30, 2012, $95.5 million of these loans were classified as nonperforming.

Included in allowance for loan losses was a specific valuation allowance of $191.3 million and $320.1 million that was established for TDRs at September 30, 2012 and December 31, 2011, respectively. The specific valuation allowance for these individually impaired loans represents the forecasted losses over the remaining life of the loan, including the economic concession to the borrower. The following table shows loans that have been modified in a TDR and the specific valuation allowance by loan portfolio as well as the percentage of total expected losses as of September 30, 2012 and December 31, 2011 (dollars in millions):

	Recorded Investment in TDRs before Charge-offs	Charge-offs	Recorded Investment in TDRs	Specific Valuation Allowance	Net Investment in TDRs	Specific Valuation Allowance as a % of TDR Loans	Total Expected Losses
September 30, 2012
One- to four-family	$1,374.8	$(311.1)	$1,063.7	$(98.6)	$965.1	9%	30%
Home equity	405.3	(156.8)	248.5	(92.7)	155.8	37%	62%

Total	$1,780.1	$(467.9)	$1,312.2	$(191.3)	$1,120.9	15%	37%

December 31, 2011
One- to four-family	$1,209.4	$(236.4)	$973.0	$(101.2)	$871.8	10%	28%
Home equity	490.4	(44.5)	445.9	(218.9)	227.0	49%	55%

Total	$1,699.8	$(280.9)	$1,418.9	$(320.1)	$1,098.8	23%	35%

The recorded investment in TDRs includes the charge-offs related to certain loans that were written down to the estimated current value of the underlying property less estimated costs to sell. These charge-offs were recorded on loans that were delinquent in excess of 180 days or in bankruptcy and on TDRs when certain characteristics of the loan, including CLTV, borrower’s credit and type of modification, cast substantial doubt on the borrower’s ability to repay the loan. The total expected loss on TDRs includes both the previously recorded charge-offs and the specific valuation allowance. Total expected losses on TDRs increased slightly from 35% at December 31, 2011 to 37% at September 30, 2012.

Historically, we reported the average re-delinquency rates for TDRs twelve months after the modification occurred as this metric was a key indication of the effectiveness of our modification programs. As a result of an overall decline in delinquent loans and the elimination of certain modification programs in the first quarter of 2012, TDR volumes have decreased significantly in 2012. While the re-delinquency rates twelve months after modification have remained stable, this metric has become less meaningful as the vast majority of our TDR’s are beyond twelve months since modification date. Therefore, we have ceased using this measure as a key indicator of TDR performance. The overall delinquency status of TDRs is now the primary measure we use to evaluate the performance of our TDRs. The following table shows the TDRs by delinquency category as of September 30, 2012 and December 31, 2011 (dollars in millions):

	TDRs Current	TDRs 30-89 Days Delinquent	TDRs 90-179 Days Delinquent	TDRs 180+ Days Delinquent	Total Recorded Investment in TDRs
September 30, 2012
One- to four-family	$849.1	$94.5	$39.8	$80.3	$1,063.7
Home equity	215.7	18.0	9.0	5.8	248.5

Total	$1,064.8	$112.5	$48.8	$86.1	$1,312.2

December 31, 2011
One- to four-family	$767.3	$88.2	$33.2	$84.3	$973.0
Home equity	351.6	51.4	34.5	8.4	445.9

Total	$1,118.9	$139.6	$67.7	$92.7	$1,418.9

TDRs on accrual status, which are current and have made six or more consecutive payments, were $841.9 million and $795.3 million at September 30, 2012 and December 31, 2011, respectively.

Net Charge-offs

The following table provides an analysis of the allowance for loan losses and net charge-offs for the three and nine months ended September 30, 2012 and 2011 (dollars in millions):

	Charge-offs	Recoveries(1)	Net Charge- offs	% of Average Loans (Annualized)
Three Months Ended September 30, 2012
One- to four-family	$(34.2)	$—	$(34.2)	2.34%
Home equity	(120.3)	9.3	(111.0)	9.04%
Consumer and other	(17.1)	3.8	(13.3)	5.58%

Total	$(171.6)	$13.1	$(158.5)	5.41%

Three Months Ended September 30, 2011
One- to four-family	$(44.3)	$—	$(44.3)	2.49%
Home equity	(112.9)	8.3	(104.6)	7.07%
Consumer and other	(12.7)	4.7	(8.0)	2.57%

Total	$(169.9)	$13.0	$(156.9)	4.39%

	Charge-offs	Recoveries	Net Charge-offs	% of Average Loans (Annualized)
Nine Months Ended September 30, 2012
One- to four-family	$(157.9)	$9.3	$(148.6)	3.23%
Home equity	(445.5)	30.0	(415.5)	10.73%
Consumer and other	(40.3)	9.6	(30.7)	4.03%

Total	$(643.7)	$48.9	$(594.8)	6.44%

Nine Months Ended September 30, 2011
One- to four-family	$(158.2)	$—	$(158.2)	2.81%
Home equity	(366.3)	24.1	(342.2)	7.36%
Consumer and other	(42.9)	14.7	(28.2)	2.83%

Total	$(567.4)	$38.8	$(528.6)	4.69%

(1)	Recoveries include the impact of global settlements.

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

Net charge-offs for the three months ended September 30, 2012 compared to 2011 increased by $1.6 million. Net charge-offs for the nine months ended September 30, 2012 compared to 2011 increased by $66.2 million. The timing and magnitude of the charge-offs are affected by many factors and we anticipate variability from quarter to quarter while continuing to see a downward trend over the long term.

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

We utilize third party loan servicers to obtain bankruptcy data on our borrowers and during the third quarter of 2012, we identified an increase in bankruptcies reported by one specific servicer. In researching this increase, we discovered that the servicer had not been reporting historical bankruptcy data on a timely basis. As a result, we implemented an enhanced procedure around all servicer reporting to corroborate bankruptcy reporting with independent third party data. Through this additional process, approximately $90 million of loans were identified in which servicers failed to report the bankruptcy filing to us, approximately 90% of which were current at September 30, 2012. As a result, these loans were written down to the estimated current value of the underlying property less estimated selling costs, or approximately $40 million, during the third quarter of 2012. These newly identified bankruptcy filings resulted in an increase to net charge-offs and provision for loan losses of $50 million for the three months ended September 30, 2012, with approximately 80% related to prior years. The following graph illustrates the net charge-offs by quarter:

Nonperforming Assets

We classify loans as nonperforming when they are no longer accruing interest, which includes loans that are 90 days and greater past due, TDRs that are on nonaccrual status for all classes of loans and certain junior liens that have a delinquent senior lien. The following table shows the comparative data for nonperforming loans and assets (dollars in millions):

	September 30, 2012	December 31, 2011
One- to four-family	$709.9	$930.2
Home equity	278.7	281.4
Consumer and other	3.7	4.5

Total nonperforming loans	992.3	1,216.1
Real estate owned (“REO”) and other repossessed assets, net	74.8	87.6

Total nonperforming assets, net	$1,067.1	$1,303.7

Nonperforming loans receivable as a percentage of gross loans receivable	8.97%	9.24%
One- to four-family allowance for loan losses as a percentage of one- to four-family nonperforming loans	29.07%	33.78%
Home equity allowance for loan losses as a percentage of home equity nonperforming loans	93.60%	164.64%
Consumer and other allowance for loan losses as a percentage of consumer and other nonperforming loans	1108.11%	1000.46%
Total allowance for loan losses as a percentage of total nonperforming loans	51.22%	67.66%

During the nine months ended September 30, 2012, nonperforming assets, net decreased $236.6 million to $1.1 billion when compared to December 31, 2011. This decrease was due to both improving credit trends and the additional charge-offs recorded as a result of the completion of the evaluation of certain programs and practices that were designed in accordance with guidance from our former regulator, the OTS. This evaluation was initiated in connection with our transition from the OTS to the OCC, our new primary banking regulator. As a result of our evaluation, loan modification policies and procedures were aligned with the guidance from the OCC. The review resulted in a significant increase in charge-offs during the three months ended March 31, 2012, which also decreased the loans receivable balance. This decrease was partially offset by the additional second lien home equity loans placed on nonaccrual status during the second quarter of 2012.

During the first quarter of 2012, interagency supervisory guidance related to practices associated with loans and lines of credit secured by junior liens on one- to four-family residential properties was issued. The guidance indicated that if a senior lien is delinquent, it should be considered in determining the income recognition of the junior lien. The vast majority the Company’s home equity loans were purchased in the secondary market; therefore, the Company holds both the first and second lien positions in less than 1% of the home equity loan portfolio. The Company does not directly service its loans and as a result, relies on third party vendors and servicers to provide information on the home equity portfolio, including data on the first lien positions related to second lien home equity loans. During the second quarter of 2012, the Company engaged additional third parties in order to receive expanded information on the lien senior to the borrower’s junior lien, including delinquency and modification status. As a result, approximately $180 million of unpaid principal balance, or approximately 4% of performing second lien home equity loans, were placed on nonaccrual status as a result of the interagency supervisory guidance during the second quarter of 2012.

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

	September 30, 2012	December 31, 2011
One- to four-family	$107.5	$136.2
Home equity	64.8	99.7
Consumer and other loans	3.5	4.1

Total loans delinquent 90-179 days(1)	$175.8	$240.0

Loans delinquent 90-179 days as a percentage of gross loans receivable	1.58%	1.82%

(1)

The decrease in loans delinquent 90-179 days includes the impact of loan modification programs in which borrowers who were 90-179 days past due were made current. Loans modified as TDRs are accounted for as nonaccrual loans at the time of modification and return to accrual status after six consecutive payments are made in accordance with the modified terms.

One- to four-family loans delinquent 90-179 days declined $28.7 million to $107.5 million and home equity loans delinquent 90-179 days declined $34.9 million to $64.8 million due to both improving credit trends and the additional charge-offs recorded as a result of the completion of the evaluation of certain programs and practices, as previously discussed. The review resulted in a significant increase in charge-offs during the first quarter of 2012, which also decreased the loans receivable balance. The following graph shows the loans delinquent 90 to 179 days for each of our major loan categories:

In addition to nonperforming assets, we monitor loans in which a borrower’s current credit history casts doubt on their ability to repay a loan. We classify loans as special mention when they are between 30 and 89 days past due. The following table shows the comparative data for special mention loans (dollars in millions):

	September 30, 2012	December 31, 2011
One- to four-family	$210.2	$294.8
Home equity	99.2	154.6
Consumer and other loans	17.9	17.7

Total special mention loans(1)	$327.3	$467.1

Special mention loans receivable as a percentage of gross loans receivable	2.94%	3.55%

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

During the nine months ended September 30, 2012, special mention loans decreased by $139.8 million to $327.3 million and are down 68% from their peak of $1.0 billion as of December 31, 2008. This decrease was largely due to both improving credit trends and the additional charge-offs recorded as a result of the completion of the evaluation of certain programs and practices, as previously discussed. The review resulted in a significant increase in charge-offs during the first quarter of 2012, which also decreased the loans receivable balance. While the level of special mention loans can fluctuate significantly in any given period, we believe the continued decrease is an encouraging sign regarding the future credit performance of the mortgage loan portfolio. The following graph illustrates the special mention loans by quarter:

Securities

We focus primarily on security type and credit rating to monitor credit risk in our securities portfolios. We believe our highest concentration of credit risk within this portfolio is the non-agency CMO portfolio. The table below details the amortized cost of non-agency debt securities, municipal bonds, corporate bonds and FHLB stock by average credit ratings and type of asset as of September 30, 2012 and December 31, 2011 (dollars in millions):

September 30, 2012	AAA	AA	A	BBB	Below Investment Grade and Non-Rated	Total
Non-agency CMOs	$4.6	$2.5	$8.7	11.9	$330.7	$358.4
Municipal bonds, corporate bonds and FHLB stock	139.2	20.0	2.5	15.0	—	176.7

Total	$143.8	$22.5	$11.2	$26.9	$330.7	$535.1

December 31, 2011	AAA	AA	A	BBB	Below Investment Grade and Non-Rated	Total
Non-agency CMOs	$5.6	$9.9	$8.0	$16.1	$383.0	$422.6
Municipal bonds, corporate bonds and FHLB stock	150.8	20.0	8.0	9.5	19.9	208.2

Total	$156.4	$29.9	$16.0	$25.6	$402.9	$630.8

We also held $23.9 billion and $21.1 billion of agency mortgage-backed securities and CMOs, agency debentures and other agency debt securities at September 30, 2012 and December 31, 2011, respectively. We consider securities backed by the U.S. government or its agencies to have low credit risk as the long-term debt rating of the U.S. government is AA+ by S&P and AAA by Moody’s and Fitch.

Certain non-agency CMOs were other-than-temporarily impaired as a result of the deterioration in the expected credit performance of the underlying loans in those specific securities. As of September 30, 2012, we held approximately $272.3 million in amortized cost of non-agency CMOs that had been other-than-temporarily impaired. We recorded $2.4 million and $3.2 million of net impairment for the three months ended September 30, 2012 and 2011, respectively, and $11.2 million and $12.1 million of net impairment for the nine months ended September 30, 2012 and 2011, respectively, related to other-than-temporarily impaired non-agency CMOs. Further declines in the performance of our non-agency CMO portfolio could result in additional impairments in future periods.

SUMMARY OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in conformity with GAAP. Note 1–Organization, Basis of Presentation and Summary of Significant Accounting Policies of Item 8. Financial Statements and Supplementary Data in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as updated in this report, contains a summary of our significant accounting policies, many of which require the use of estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes for the periods presented. Actual results could differ from our estimates. Changes in these estimates or assumptions could materially impact our financial condition and results of operations. We believe that of our significant accounting policies, the following are noteworthy because they are based on estimates and assumptions that require complex and subjective judgments by management: allowance for loan losses; estimates of effective tax rates, deferred taxes and valuation allowances; classification and valuation of certain investments; accounting for derivative instruments; fair value measurements; and valuation of goodwill and other intangibles. The accounting policy for allowance for loan losses has been updated for the period ended September 30, 2012 to reflect the change in the qualitative component of the general allowance for loan losses.

Allowance for Loan Losses

Description

The allowance for loan losses is management’s estimate of probable losses inherent in the loan portfolio as of the balance sheet date. In determining the adequacy of the allowance, we perform periodic evaluations of the loan portfolio and loss forecasting assumptions. As of September 30, 2012, the allowance for loan losses was $508.3 million on $11.1 billion of total loans receivable designated as held-for-investment.

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

For loans that are not TDRs, we established a general allowance. The one- to four-family and home equity loan portfolios are separated into risk segments based on key risk factors, which include but are not limited to loan type, loan acquisition channel, delinquency history, documentation type, LTV/CLTV ratio and borrowers’ credit scores. For home equity loans in the second lien position, the original balance of the first lien loan at origination date and updated valuations on the property underlying the loan are used to calculate CLTV. Both current CLTV and FICO scores are among the factors utilized to categorize the risk associated with mortgage loans and assign a probability assumption of future default. We utilize historical mortgage loan performance data to develop the forecast of delinquency and default for these risk segments. The consumer and other loan portfolio is separated into risk segments by product and delinquency status. We utilize historical performance data and historical recovery rates on collateral liquidation to forecast delinquency and loss at the product level. The one- to four-family and home equity loan portfolios represented 52% and 40%, respectively, of total loans receivable as of September 30, 2012. The consumer and other loan portfolio represented 8% of total loans receivable as of September 30, 2012.

The general allowance for loan losses also included a qualitative component to account for a variety of economic, operational and portfolio specific factors that are not directly considered in the quantitative loss model but are factors we believe may impact the level of credit losses. Examples of these factors are changes in the level of unemployment, changes in the legal and regulatory environment and the impact of historical loan modification activity, which impacts the historical performance data used to forecast delinquency and default in the general allowance for loan losses. In connection with the transition from the OTS to the OCC, during the fourth quarter of 2011, we suspended certain home equity loan modification programs that required changes to be aligned with the guidance from the OCC, our new primary banking regulator. These suspended programs were discontinued in the first quarter of 2012 which resulted in a decrease in the volume of TDRs in 2012. A portion of the qualitative component captures estimated losses associated with the impact of the historical loan modification activity assumed in the quantitative general allowance for loan losses. As a result, we do not anticipate a material impact to provision for loan losses in future periods.

The qualitative component for the consumer and other loan portfolio was 15% of the general allowance at September 30, 2012 and December 31, 2011. The qualitative component for the one- to four-family and home equity loan portfolios decreased from 35% of the general allowance for loan losses at December 31, 2011 to 15% at September 30, 2012. The total qualitative component was $40 million as of September 30, 2012. The decrease in the qualitative reserve from December 31, 2011 to September 30, 2012 reflects the completion of our evaluation of certain programs and practices that were designed in accordance with guidance from our former regulator, the OTS. This evaluation was initiated in connection with the transition from the OTS to the OCC. As a result of the evaluation, loan modification policies and procedures were aligned with the guidance from the OCC. The qualitative component was increased to 35% during the fourth quarter of 2011 to reflect additional estimated losses due to this evaluation. The review resulted in a significant increase in charge-offs during the nine months ended September 30, 2012 and a corresponding decrease in the qualitative component.

For modified loans accounted for as TDRs that are valued using the discounted cash flow model, we established a specific allowance. The specific allowance for TDRs factors in the historical default rate of an individual loan before being modified as a TDR in the discounted cash flow analysis in order to determine that specific loan’s expected impairment. Specifically, a loan that has a more severe delinquency history prior to modification will have a higher future default rate in the discounted cash flow analysis than a loan that was not as severely delinquent. For both of the one- to four-family and home equity loan portfolio segments, the pre-modification delinquency status, the borrower’s current credit score and other credit bureau attributes, in addition to each loan’s individual default experience and credit characteristics, are incorporated into the calculation of the specific allowance. A specific allowance is established to the extent that the recorded investment exceeds the discounted cash flows of a TDR with a corresponding charge to provision for loan losses. The specific allowance for these individually impaired loans represents the forecasted losses over the estimated remaining life of the loan, including the economic concession to the borrower.

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

Gross loans receivable—Includes unpaid principal balances and premiums (discounts).

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

S&P—Standard & Poor’s.

SEC—U.S. Securities and Exchange Commission.

Special mention loans—Loans where a borrower’s current credit history casts doubt on their ability to repay a loan. Loans are classified as special mention when loans are between 30 and 89 days past due.

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

Exposure to market risk is dependent upon the distribution and composition of interest-earning assets, interest-bearing liabilities and derivatives. The differing risk characteristics of each product are managed to mitigate our exposure to interest rate fluctuations. At September 30, 2012, 90% of our total assets were enterprise interest-earning assets.

At September 30, 2012, approximately 62% of total assets were residential real estate loans and available-for-sale and held-to-maturity mortgage-backed securities. The values of these assets are sensitive to changes in interest rates, as well as expected prepayment levels. As interest rates increase, fixed rate residential mortgages and mortgage-backed securities tend to exhibit lower prepayments. The inverse is true in a falling rate environment.

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

Scenario Analysis

Scenario analysis is an advanced approach to estimating interest rate risk exposure. Under the Economic Value of Equity (“EVE”) approach, the present value of all existing interest-earning assets, interest-bearing liabilities, derivatives and forward commitments are estimated and then combined to produce an EVE figure. The approach values only the current balance sheet in which the most significant assumptions are the prepayment rates of the loan portfolio and mortgage-backed securities and the repricing of deposits. This approach does not incorporate assumptions related to business growth, or liquidation and re-investment of instruments. This approach provides an indicator of future earnings and capital levels because changes in EVE indicate the anticipated change in the value of future cash flows. The sensitivity of this value to changes in interest rates is then determined by applying alternative interest rate scenarios, which include, but are not limited to, instantaneous parallel shifts up 100, 200 and 300 basis points and down 100 basis points. The change in EVE amounts fluctuate based on the parallel shifts in interest rates primarily due to the change in timing of cash flows in the Company’s residential loan and mortgage-backed securities portfolios. Expected prepayment rates on residential mortgage loans and mortgage-backed securities increase as interest rates decline. In a rising interest rate environment, expected prepayment rates decrease.

The EVE method is used at the E*TRADE Bank level and not for the Company. The ALCO monitors E*TRADE Bank’s interest rate risk position. E*TRADE Bank had nearly 100% and 99% of enterprise interest-earning assets at September 30, 2012 and December 31, 2011, respectively, and held 99% and 98% of enterprise interest-bearing liabilities at September 30, 2012 and December 31, 2011, respectively. The sensitivity of EVE at September 30, 2012 and December 31, 2011 and the limits established by E*TRADE Bank’s Board of Directors are listed below (dollars in millions):

Parallel Change in Interest Rates (basis points)(1)	Change in EVE
	September 30, 2012		December 31, 2011
	Amount	Percentage (2)	Amount	Percentage (2)	Board Limit
+300	$(144.3)	(3.6)%	$(18.7)	(0.5)%	(25)%
+200	$94.1	2.3%	$120.2	3.4%	(15)%
+100	$167.4	4.2%	$153.6	4.4%	(10)%
-100	$(153.0)	(3.8)%	$(324.0)	(9.2)%	(10)%

(1)

On September 30, 2012 and December 31, 2011, the yield for the three-month treasury bill was 0.10% and 0.02%, respectively. As a result, the requirements of the EVE model were temporarily modified, resulting in the removal of the minus 200 and 300 basis points scenarios for the periods ended September 30, 2012 and December 31, 2011.

(2)	The percentage change represents the amount of change in EVE divided by the base EVE as calculated in the current interest rate environment.

We actively manage interest rate risk positions. As interest rates change, we will re-adjust our strategy and mix of assets, liabilities and derivatives to optimize our position. For example, a 100 basis points increase in rates may not result in a change in value as indicated above. The Company compares the parallel shift in interest rate changes in EVE to the established board limits in order to assess the Company’s interest rate risk on a monthly basis. In the event that the percentage change in EVE exceeds the board limits, E*TRADE Bank’s Chief Risk Officer, Chief Financial Officer and Treasurer must all be promptly notified in writing and decide upon a plan of remediation. In addition, E*TRADE Bank’s Board of Directors must be promptly notified of the exception and the planned resolution.

PART I-FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (LOSS)

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue:
Operating interest income	$333,977	$383,701	$1,050,758	$1,165,820
Operating interest expense	(73,100)	(78,123)	(225,924)	(235,119)

Net operating interest income	260,877	305,578	824,834	930,701

Commissions	90,424	113,407	291,168	341,690
Fees and service charges	30,915	29,446	91,976	103,299
Principal transactions	22,177	27,345	67,562	80,677
Gains on loans and securities, net	78,977	24,341	138,568	87,686
Other-than-temporary impairment (“OTTI”)	(2,052)	(1,038)	(16,113)	(7,939)
Less: noncredit portion of OTTI recognized into (out of) other comprehensive income (before tax)	(343)	(2,158)	4,917	(4,203)

Net impairment	(2,395)	(3,196)	(11,196)	(12,142)
Other revenues	9,060	10,354	28,928	29,678

Total non-interest income	229,158	201,697	607,006	630,888

Total net revenue	490,035	507,275	1,431,840	1,561,589

Provision for loan losses	141,019	98,384	280,227	317,578
Operating expense:
Compensation and benefits	94,790	80,452	272,617	244,973
Clearing and servicing	30,856	34,748	98,248	113,095
Advertising and market development	26,001	27,258	110,156	108,642
FDIC insurance premiums	31,342	35,690	86,899	80,288
Professional services	20,421	19,772	60,690	64,732
Occupancy and equipment	19,423	17,021	55,521	50,998
Communications	17,560	16,930	55,038	49,712
Depreciation and amortization	23,044	22,873	68,387	67,644
Amortization of other intangibles	6,296	6,538	18,887	19,613
Facility restructuring and other exit activities	2,350	458	3,515	6,056
Other operating expenses	16,950	79,972	46,769	124,891

Total operating expense	289,033	341,712	876,727	930,644

Income before other income (expense) and income tax expense (benefit)	59,983	67,179	274,886	313,367
Other income (expense):
Corporate interest income	21	10	55	689
Corporate interest expense	(45,483)	(44,769)	(135,893)	(132,870)
Gains on sales of investments, net	18	—	17	38
Gains (losses) on early extinguishment of debt	(50,608)	—	(50,608)	3,091
Equity in income (loss) of investments and venture funds	(234)	520	1,774	197

Total other income (expense)	(96,286)	(44,239)	(184,655)	(128,855)

Income (loss) before income tax expense (benefit)	(36,303)	22,940	90,231	184,512
Income tax expense (benefit)	(7,678)	(47,756)	16,755	21,465

Net income (loss)	$(28,625)	$70,696	$73,476	$163,047

Basic earnings (loss) per share	$(0.10)	$0.25	$0.26	$0.62
Diluted earnings (loss) per share	$(0.10)	$0.24	$0.25	$0.56
Shares used in computation of per share data:
Basic	285,850	283,807	285,658	261,272
Diluted	285,850	289,706	290,395	289,770

See accompanying notes to consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income (loss)	$(28,625)	$70,696	$73,476	$163,047
Other comprehensive income
Available-for-sale securities:
OTTI, net(1)	1,291	648	10,071	4,900
Noncredit portion of OTTI reclassification (into) out of other comprehensive income, net(2)	215	1,347	(3,071)	2,610
Unrealized gains, net(3)	85,928	138,094	179,257	250,085
Reclassification into earnings, net(4)	(50,349)	(16,172)	(90,948)	(53,933)

Net change from available-for-sale securities	37,085	123,917	95,309	203,662

Cash flow hedging instruments:
Unrealized losses, net(5)	(21,905)	(135,446)	(73,602)	(192,249)
Reclassification into earnings, net(6)	20,471	16,370	60,329	49,722

Net change from cash flow hedging instruments	(1,434)	(119,076)	(13,273)	(142,527)

Foreign currency translation gains (losses), net	1,645	(1,709)	1,190	1,778

Other comprehensive income	37,296	3,132	83,226	62,913

Comprehensive income	$8,671	$73,828	$156,702	$225,960

(1)

Amounts are net of benefit from income taxes of $0.8 million and $6.0 million for the three and nine months ended September 30, 2012, respectively, compared to benefit from income taxes of $0.4 million and $3.0 million for the three and nine months ended September 30, 2011, respectively.

(2)

Amounts are net of benefit from income taxes of $0.1 million and $1.8 million for the three and nine months ended September 30, 2012, respectively, compared to benefit from income taxes of $0.8 million and $1.6 million for the three and nine months ended September 30, 2011, respectively.

(3)

Amounts are net of provision for income taxes of $50.7 million and $106.9 million for the three and nine months ended September 30, 2012, respectively, compared to provision for income taxes of $83.1 million and $150.9 million for the three and nine months ended September 30, 2011, respectively.

(4)

Amounts are net of provision for income taxes of $29.7 million and $54.1 million for the three and nine months ended September 30, 2012, respectively, compared to provision for income taxes of $9.7 million and $33.1 million for the three and nine months ended September 30, 2011, respectively.

(5)

Amounts are net of benefit from income taxes of $11.7 million and $42.7 million for the three and nine months ended September 30, 2012, respectively, compared to benefit from income taxes of $80.3 million and $114.7 million for the three and nine months ended September 30, 2011, respectively.

(6)

Amounts are net of benefit from income taxes of $12.3 million and $36.5 million for the three and nine months ended September 30, 2012, respectively, compared to benefit from income taxes of $9.7 million and $29.6 million for the three and nine months ended September 30, 2011, respectively.

See accompanying notes to the consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(In thousands, except share data)

(Unaudited)

	September 30,	December 31,
	2012	2011
ASSETS
Cash and equivalents	$2,825,012	$2,099,839
Cash required to be segregated under federal or other regulations	1,434,330	1,275,587
Trading securities	107,378	54,372
Available-for-sale securities (includes securities pledged to creditors with the right to sell or repledge of $3,203,277 at September 30, 2012 and $3,916,927 at December 31, 2011)	14,925,459	15,651,493
Held-to-maturity securities (fair value of $10,097,943 at September 30, 2012 and $6,282,989 at December 31, 2011; includes securities pledged to creditors with the right to sell or repledge of $2,355,637 at September 30, 2012 and $2,092,570 at December 31, 2011)	9,684,568	6,079,512
Margin receivables	5,608,253	4,826,256
Loans receivable, net (net of allowance for loan losses of $508,282 at September 30, 2012 and $822,816 at December 31, 2011)	10,627,434	12,332,807
Investment in FHLB stock	128,944	140,183
Property and equipment, net	294,517	299,693
Goodwill	1,934,232	1,934,232
Other intangibles, net	266,918	285,805
Other assets	2,518,560	2,960,673

Total assets	$50,355,605	$47,940,452

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$29,127,826	$26,459,985
Securities sold under agreements to repurchase	4,609,117	5,015,499
Customer payables	6,013,640	5,590,858
FHLB advances and other borrowings	2,325,846	2,736,935
Corporate debt	1,505,466	1,493,552
Other liabilities	1,679,856	1,715,673

Total liabilities	45,261,751	43,012,502

Commitments and contingencies (see Note 12)
Shareholders’ equity:
Common stock, $0.01 par value, shares authorized: 400,000,000 at September 30, 2012 and December 31, 2011, shares issued and outstanding: 286,056,306 at September 30, 2012, and 285,368,075 at December 31, 2011	2,861	2,854
Additional paid-in-capital (“APIC”)	7,316,057	7,306,862
Accumulated deficit	(1,921,661)	(1,995,137)
Accumulated other comprehensive loss	(303,403)	(386,629)

Total shareholders’ equity	5,093,854	4,927,950

Total liabilities and shareholders’ equity	$50,355,605	$47,940,452

See accompanying notes to the consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2011	285,368	$2,854	$7,306,862	$(1,995,137)	$(386,629)	$4,927,950
Net income	—	—	—	73,476	—	73,476
Other comprehensive income	—	—	—	—	83,226	83,226
Conversion of convertible debentures	10	—	100	—	—	100
Exercise of stock options and related tax effects	2	—	(4,428)	—	—	(4,428)
Issuance of restricted stock, net of forfeitures and retirements to pay taxes	676	7	(3,581)	—	—	(3,574)
Share-based compensation	—	—	17,097	—	—	17,097
Other	—	—	7	—	—	7

Balance, September 30, 2012	286,056	$2,861	$7,316,057	$(1,921,661)	$(303,403)	$5,093,854

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2010	220,841	$2,208	$6,640,715	$(2,151,838)	$(438,640)	$4,052,445
Net income	—	—	—	163,047	—	163,047
Other comprehensive income	—	—	—	—	62,913	62,913
Conversion of convertible debentures	63,918	639	660,307	—	—	660,946
Exercise of stock options and related tax effects	41	1	1,394	—	—	1,395
Issuance of restricted stock, net of forfeitures and retirements to pay taxes	463	5	(4,710)	—	—	(4,705)
Share-based compensation	—	—	10,195	—	—	10,195
Other	—	—	(21)	—	—	(21)

Balance, September 30, 2011	285,263	$2,853	$7,307,880	$(1,988,791)	$(375,727)	$4,946,215

See accompanying notes to the consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$73,476	$163,047
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	280,227	317,578
Depreciation and amortization (including discount amortization and accretion)	300,608	250,608
Net impairment, (gains) on loans and securities, net and (gains) on sales of investments, net	(127,389)	(75,582)
Equity in (income) loss of investments and venture funds	(1,774)	(197)
(Gains) losses on early extinguishment of debt	50,608	(3,091)
Share-based compensation	17,097	10,195
Deferred taxes	179,066	23,585
Other	(133)	4,991
Net effect of changes in assets and liabilities:
Increase in cash required to be segregated under federal or other regulations	(158,743)	(595,915)
Increase in margin receivables	(781,997)	(47,335)
Increase in customer payables	422,782	374,594
Proceeds from sales of loans held-for-sale	284,083	80,673
Originations of loans held-for-sale	(286,932)	(78,293)
Net (increase) decrease in trading securities	(52,922)	22,257
Decrease in other assets	179,486	261,310
Decrease in other liabilities	(19,061)	(131,545)

Net cash provided by operating activities	358,482	576,880

Cash flows from investing activities:
Purchases of available-for-sale securities	(8,361,692)	(6,720,557)
Proceeds from sales, maturities of and principal payments on available-for-sale securities	9,305,899	7,022,302
Purchases of held-to-maturity securities	(4,414,929)	(2,747,681)
Proceeds from maturities of and principal payments on held-to-maturity securities	781,414	278,344
Net decrease in loans receivable	1,335,623	1,685,788
Capital expenditures for property and equipment	(65,823)	(71,909)
Proceeds from sale of REO and repossessed assets	81,149	119,667
Net cash flow from derivatives hedging assets	(71,178)	1,118
Other	9,240	32,363

Net cash used in investing activities	$(1,400,297)	$(400,565)

See accompanying notes to the consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS-(Continued)

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from financing activities:
Net increase (decrease) in deposits	$2,666,726	$(1,605)
Net decrease in securities sold under agreements to repurchase	(406,382)	(843,503)
Advances from FHLB	2,460,000	1,500,000
Payments on advances from FHLB	(2,880,000)	(1,500,000)
Net proceeds from issuance of senior notes	—	427,331
Payments on senior notes	—	(425,956)
Net cash flow from derivatives hedging liabilities	(18,864)	(10,716)
Other	(54,492)	(17,315)

Net cash provided by (used in) financing activities	1,766,988	(871,764)

Increase (decrease) in cash and equivalents	725,173	(695,449)
Cash and equivalents, beginning of period	2,099,839	2,374,346

Cash and equivalents, end of period	$2,825,012	$1,678,897

Supplemental disclosures:
Cash paid for interest	$258,748	$286,302
Cash paid for income taxes	$6,194	$1,144
Non-cash investing and financing activities:
Conversion of convertible debentures to common stock	$100	$660,946
Transfers from loans to other real estate owned and repossessed assets	$101,460	$146,907

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

Related Parties—Based upon the Company’s review of publicly available information, as of September 30, 2012, Citadel was one of the Company’s largest shareholders and the Company believes Citadel owned approximately 9.6% of its outstanding common stock and none of its outstanding debt. In addition, Kenneth Griffin, President and CEO of Citadel, joined the Board of Directors on June 8, 2009 pursuant to a director nomination right granted to Citadel in 2007. During the periods presented, the Company routed a portion of its customer equity orders in exchange-listed options and Regulation NMS Securities to an affiliate of Citadel for order handling and execution at current market rates. Payments for these customer equity orders represented approximately 1% of the Company’s total net revenue for both the three and nine months ended September 30, 2012 and 2011.

Joseph M. Velli, Chairman and CEO of ConvergEx Group, joined the Board of Directors in January 2010. During the periods presented, the Company used ConvergEx Group for clearing and transfer agent services. Payments for these services represented less than 1% of the Company’s total operating expenses for both the three and nine months ended September 30, 2012 and 2011.

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

Financial Statement Descriptions and Related Accounting Policies

Margin Receivables—The fair value of securities that the Company received as collateral in connection with margin receivables and securities borrowing activities, where the Company is permitted to sell or re-pledge the securities, was approximately $7.8 billion and $6.8 billion as of September 30, 2012 and December 31, 2011, respectively. Of this amount, $1.3 billion had been pledged or sold in connection with securities loans, bank borrowings and deposits with clearing organizations as of both September 30, 2012 and December 31, 2011.

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

During the first quarter of 2012, interagency supervisory guidance related to practices associated with loans and lines of credit secured by junior liens on one- to four-family residential properties was issued. The guidance indicated that if a senior lien is delinquent, it should be considered in determining the income recognition of the junior lien. As of September 30, 2012, approximately $162 million of unpaid principal balance, or approximately 4% of performing second lien home equity loans, were on nonaccrual status as a result of the interagency supervisory guidance.

TDRs—Modified loans in which economic concessions were granted to borrowers experiencing financial difficulty are considered TDRs. TDRs do not include loans that have been charged-off due to bankruptcy notification if the loan has not been modified under the Company’s programs. Upon being classified as a TDR, such loan is categorized as an impaired loan and impairment is measured on an individual basis generally using a discounted cash flow model. When certain characteristics of the modified loan cast substantial doubt on the borrower’s ability to repay the loan, the Company identifies the loan as collateral dependent and charges-off the amount of the modified loan balance in excess of the estimated current value of the underlying property less estimated costs to sell. Collateral dependent TDRs are identified based on the terms of the modification, which includes assigning a higher level of risk to loans in which the LTV or CLTV is greater than 110%, a borrower’s credit score is less than 600 and certain types of modifications, such as interest-only payments and terms longer than 30 years. TDRs that are not identified as higher risk using this risk assessment process and for which impairment is measured using a discounted cash flow model continue to be evaluated in the event that they become higher risk collateral dependent TDRs. Once a loan is modified as a TDR, the loan is considered impaired until maturity regardless of whether the borrower performs under the modified terms.

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

The general allowance for loan losses also included a qualitative component to account for a variety of economic, operational and portfolio specific factors that are not directly considered in the quantitative loss model but are factors the Company believes may impact the level of credit losses. Examples of these factors are changes in the level of unemployment, changes in the legal and regulatory environment and the impact of historical loan modification activity, which impacts the historical performance data used to forecast delinquency and default in the general allowance for loan losses. In connection with the transition from the OTS to the OCC, during the fourth quarter of 2011, the Company suspended certain home equity loan modification programs that required changes to be aligned with the guidance from the OCC, the Company’s new primary banking regulator. These suspended programs were discontinued in the first quarter of 2012, which has resulted in a decrease in the volume of TDRs in 2012. A portion of the qualitative component captures estimated losses associated with the impact of the historical loan modification activity assumed in the quantitative general allowance for loan losses.

The qualitative component for the consumer and other loan portfolio was 15% of the general allowance at September 30, 2012 and December 31, 2011. The qualitative component for the one- to four-family and home equity loan portfolios decreased from 35% of the general allowance for loan losses at December 31, 2011 to 15% at September 30, 2012. The total qualitative component was $40 million as of September 30, 2012. The decrease in the qualitative reserve from December 31, 2011 to September 30, 2012 reflects the completion of the Company’s evaluation of certain programs and practices that were designed in accordance with guidance from the Company’s former regulator, the OTS. This evaluation was initiated in connection with the transition from the OTS to the OCC. As a result of the evaluation, loan modification policies and procedures were aligned with the guidance from the OCC. The qualitative component was increased to 35% during the fourth quarter of 2011 to reflect additional estimated losses due to this evaluation. The review resulted in a significant increase in charge-offs during the nine months ended September 30, 2012 and a corresponding decrease in the qualitative component.

For modified loans accounted for as TDRs that are valued using the discounted cash flow model, the Company established a specific allowance. The specific allowance for TDRs factors in the historical default rate of an individual loan before being modified as a TDR in the discounted cash flow analysis in order to determine that specific loan’s expected impairment. Specifically, a loan that has a more severe delinquency history prior to modification will have a higher future default rate in the discounted cash flow analysis than a loan that was not as severely delinquent. For both of the one- to four-family and home equity loan portfolio segments, the pre-modification delinquency status, the borrower’s current credit score and other credit bureau attributes, in addition to each loan’s individual default experience and credit characteristics, are incorporated into the calculation of the specific allowance. A specific allowance is established to the extent that the recorded investment exceeds the discounted cash flows of a TDR with a corresponding charge to provision for loan losses. The specific allowance for these individually impaired loans represents the forecasted losses over the estimated remaining life of the loan, including the economic concession to the borrower.

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

The Company recorded additional unrecognized tax benefit of $86.6 million during the nine months ended September 30, 2012, which resulted in total unrecognized tax benefit of $464.1 million at September 30, 2012. The additional unrecognized tax benefit was due to amended tax returns filed during the third quarter of 2012 related primarily to additional tax deductions on the 2009 Debt Exchange. At September 30, 2012, $272.2 million (net of federal benefits on state issues) represented the amount of unrecognized tax benefit that would favorably impact the effective income tax rate in future periods.

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

NOTE 2—OPERATING INTEREST INCOME AND OPERATING INTEREST EXPENSE

The following table shows the components of operating interest income and operating interest expense (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Operating interest income:
Loans	$118,747	$169,704	$383,242	$537,023
Available-for-sale securities	82,661	102,254	286,647	319,894
Held-to-maturity securities	61,923	40,546	175,574	94,269
Margin receivables	55,465	55,587	158,873	170,562
Securities borrowed and other	15,181	15,610	46,422	44,072

Total operating interest income	333,977	383,701	1,050,758	1,165,820

Operating interest expense:
Securities sold under agreements to repurchase	(40,136)	(37,941)	(121,373)	(113,915)
FHLB advances and other borrowings	(24,153)	(27,257)	(74,979)	(79,499)
Deposits	(5,885)	(10,240)	(20,838)	(34,229)
Customer payables and other	(2,926)	(2,685)	(8,734)	(7,476)

Total operating interest expense	(73,100)	(78,123)	(225,924)	(235,119)

Net operating interest income	$260,877	$305,578	$824,834	$930,701

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

Residential Mortgage-backed Securities

The Company’s residential mortgage-backed securities portfolio was comprised of agency mortgage-backed securities and CMOs, which represented the majority of the portfolio, and non-agency CMOs. Agency mortgage-backed securities and CMOs are guaranteed by U.S. government sponsored and federal agencies. The majority of the Company’s non-agency CMOs were backed by first lien mortgages and were below investment grade or non-rated as of September 30, 2012. The weighted average coupon rates for the residential mortgage-backed securities as of September 30, 2012 are shown in the following table:

Weighted Average Coupon Rate
Agency mortgage-backed securities	3.28%
Agency CMOs	3.48%
Non-agency CMOs	3.78%

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

The Company considers the price transparency for non-agency CMOs to be a key determinant of the degree of judgment involved in determining the fair value. As of September 30, 2012, the Company’s non-agency CMOs were categorized in Level 2 and Level 3 of the fair value hierarchy. The Company’s portfolio management group determines the fair value measurements using a discounted cash flow methodology for non-agency CMOs on a monthly basis with market observable data, and a pricing service is utilized to corroborate the market observability of significant inputs. The fair value measurements, valuation techniques and level classification methodology are reviewed and compared to prior periods on a quarterly basis by management from the finance, credit, enterprise risk management and compliance departments.

The significant inputs used in the fair value measurement of non-agency CMOs are yield, default rate, loss severity and prepayment rate. Significant changes in any of those inputs in isolation would result in a significant change in the fair value. Generally, an increase in the yield, default rate or loss severity in isolation would result in a decrease in the fair value, and an increase in the prepayment rate would result in an increase in the fair value. In addition, an increase in the assumption used for the prepayment rate generally will result in an increase in yield.

The following table presents additional information about the underlying loans and significant inputs used in discounted cash flow methodologies for the valuation of non-agency CMOs that were categorized in Level 3 of the fair value hierarchy as of September 30, 2012:

	Weighted Average	Range
Underlying loans:
Coupon rate	4.45%	2.56% - 6.83%
Maturity (years)	23	20 - 25
Significant inputs:
Yield	4%	2% - 10%
Default rate(1)	20%	1% - 96%
Loss severity	51%	27% - 100%
Prepayment rate	9%	0% - 30%

(1)	The default rate reflects the implied rate necessary to equate market price to the book yield given the market credit assumption.

Other Debt Securities

The fair value measurements of other agency debt securities were determined using market and income approaches along with the Company’s own trading activities for identical or similar instruments and were categorized in Level 2 of the fair value hierarchy. The Company’s municipal bonds are revenue bonds issued by state and other local government agencies. The valuation of corporate bonds is impacted by the credit worthiness of the corporate issuer. The majority of the Company’s municipal bonds and corporate bonds were rated investment grade as of September 30, 2012. These securities were valued using a market approach with pricing service valuations corroborated by recent market transactions for identical or similar bonds. Municipal bonds and corporate bonds were categorized in Level 2 of the fair value hierarchy.

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

The following table presents additional information about significant unobservable inputs used in the valuation of assets measured at fair value on a nonrecurring basis that were categorized in Level 3 of the fair value hierarchy as of September 30, 2012 (dollars in thousands):

	Unobservable Inputs	Average	Range
One- to four-family	Appraised value	$374	$6 — $2,500
Home equity	Appraised value	$273	$5 — $1,890
Real estate owned	Appraised value	$327	$1 — $3,600

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

Recurring and Nonrecurring Fair Value Measurements

Assets and liabilities measured at fair value are summarized below (dollars in thousands):

	Level 1	Level 2	Level 3	Fair Value
September 30, 2012:
Recurring fair value measurements:
Assets
Trading securities	$106,255	$1,123	$—	$107,378
Available-for-sale securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	—	13,130,058	—	13,130,058
Non-agency CMOs	—	156,446	142,149	298,595

Total residential mortgage-backed securities	—	13,286,504	142,149	13,428,653

Investment securities:
Agency debentures	—	672,878	—	672,878
Other agency debt securities	—	776,552	—	776,552
Municipal bonds	—	43,251	—	43,251
Corporate bonds	—	4,125	—	4,125

Total investment securities	—	1,496,806	—	1,496,806

Total available-for-sale securities	—	14,783,310	142,149	14,925,459

Other assets:
Derivative assets(1)	—	61,127	—	61,127
Deposits with clearing organizations(2)	31,000	—	—	31,000

Total other assets measured at fair value on a recurring basis	31,000	61,127	—	92,127

Total assets measured at fair value on a recurring basis(3)	$137,255	$14,845,560	$142,149	$15,124,964

Liabilities
Derivative liabilities(1)	$—	$369,524	$—	$369,524
Securities sold, not yet purchased	99,433	116	—	99,549

Total liabilities measured at fair value on a recurring basis(3)	$99,433	$369,640	$—	$469,073

Nonrecurring fair value measurements:(4)
Loans receivable:
One- to four-family	$—	$—	$726,688	$726,688
Home equity	—	—	96,008	96,008

Total loans receivable	—	—	822,696	822,696
REO	—	—	75,939	75,939

Total assets measured at fair value on a nonrecurring basis	$—	$—	$898,635	$898,635

(1)

The majority of derivative assets and liabilities are interest rate contracts. Information related to derivative instruments is detailed in Note 6—Accounting for Derivative Instruments and Hedging Activities.

(2)	Represents U.S. Treasury securities held by a broker-dealer subsidiary.
(3)	Assets and liabilities measured at fair value on a recurring basis represented 30% and 1% of the Company’s total assets and total liabilities, respectively.
(4)

Represents the fair value of assets prior to deducting estimated selling costs that were carried on the consolidated balance sheet as of September 30, 2012, and for which a fair value measurement was recorded during the period.

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

The following table presents the losses associated with the assets measured at fair value on a nonrecurring basis during the three and nine months ended September 30, 2012 and 2011 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
One- to four-family	$32,465	$44,303	$167,220	$152,245
Home equity	70,999	29,630	265,764	88,803

Total losses on loans receivable measured at fair value	$103,464	$73,933	$432,984	$241,048

Losses on REO measured at fair value	$3,016	$6,458	$11,033	$22,776

Transfers Between Levels 1 and 2

For assets and liabilities measured at fair value on a recurring basis, the Company’s transfers between levels of the fair value hierarchy are deemed to have occurred at the beginning of the reporting period on a quarterly basis. The Company’s transfers of securities owned and securities sold, not yet purchased between Level 1 and 2 are generally driven by trading activities of those securities during the period. The Company had no material transfers between Level 1 and 2 during the three and nine months ended September 30, 2012.

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

The following tables present additional information about Level 3 assets and liabilities measured at fair value on a recurring basis (dollars in thousands):

Available-for-sale Securities
Non-agency CMOs
Opening balance, July 1, 2012	$90,594
Losses recognized in earnings(1)	(2,318)
Gains recognized in other comprehensive income(2)	7,773
Settlements	(11,965)
Transfers in to Level 3(3)(4)	89,357
Transfers out of Level 3(3)(5)	(31,292)

Closing balance, September 30, 2012	$142,149

(1)	Losses recognized in earnings were related to instruments held at September 30, 2012 and are reported in the net impairment line item.
(2)	Gains recognized in other comprehensive income are reported in the net change from available-for-sale securities line item.
(3)	The Company’s transfers in and out of Level 3 are as of the beginning of the reporting period on a quarterly basis.
(4)	Non-agency CMOs transferred in to Level 3 due to a lack of observable market data, resulting from a decrease in market activity for the securities.
(5)	Non-agency CMOs transferred out of Level 3 because observable market data became available for those securities.

		Available-for-sale Securities
	Trading Securities	Non-agency CMOs
Opening balance, July 1, 2011	$9,212	$214,793
Losses recognized in earnings(1)	(883)	(1,004)
Gains recognized in other comprehensive income(2)	—	855
Sales	(6,299)	—
Settlements	(1,700)	(3,253)
Transfer in to Level 3(3)(4)	—	9,465
Transfer out of Level 3(3)(5)	—	(160,618)

Closing balance, September 30, 2011	$330	$60,238

(1)	The majority of losses recognized in earnings were related to instruments held at September 30, 2011 and are reported in the net impairment line item.
(2)	Gains recognized in other comprehensive income are reported in the net change from available-for-sale securities line item.
(3)	The Company’s transfers in and out of Level 3 are as of the beginning of the reporting period on a quarterly basis.
(4)	Non-agency CMOs transferred in to Level 3 due to a lack of observable market data, resulting from a decrease in market activity for the securities.
(5)	Non-agency CMOs transferred out of Level 3 because observable market data became available for those securities.

Available-for-sale Securities
Non-agency CMOs
Opening balance, January 1, 2012	$97,106
Losses recognized in earnings(1)	(8,920)
Gains recognized in other comprehensive income(2)	12,217
Settlements	(19,246)
Transfers in to Level 3(3)(4)	177,244
Transfers out of Level 3(3)(5)	(116,252)

Closing balance, September 30, 2012	$142,149

(1)	Losses recognized in earnings were related to instruments held at September 30, 2012 and are reported in the net impairment line item.
(2)	Gains recognized in other comprehensive income are reported in the net change from available-for-sale securities line item.
(3)	The Company’s transfers in and out of Level 3 are as of the beginning of the reporting period on a quarterly basis.
(4)	Non-agency CMOs transferred in to Level 3 due to a lack of observable market data, resulting from a decrease in market activity for the securities.
(5)	Non-agency CMOs transferred out of Level 3 because observable market data became available for those securities.

		Available-for-sale Securities
	Trading Securities	Non-agency CMOs
Opening Balance, January 1, 2011	$630	$195,220
Losses recognized in earnings(1)	(1,230)	(6,962)
Gains recognized in other comprehensive income(2)	—	15,197
Sales	(6,299)	—
Settlements	(1,700)	(23,699)
Transfers in to Level 3(3)(4)	8,929	204,287
Transfers out of Level 3(3)(5)	—	(323,805)

Closing balance, September 30, 2011	$330	$60,238

(1)	The majority of losses recognized in earnings were related to instruments held at September 30, 2011 and are reported in the net impairment line item.
(2)	Gains recognized in other comprehensive income are reported in the net change from available-for-sale securities line item.
(3)	The Company’s transfers in and out of Level 3 are as of the beginning of the reporting period on a quarterly basis.
(4)	Non-agency CMOs transferred in to Level 3 due to a lack of observable market data, resulting from a decrease in market activity for the securities.
(5)	Non-agency CMOs transferred out of Level 3 because observable market data became available for those securities.

The Company’s transfers of certain non-agency CMOs in and out of Level 3 are generally driven by changes in price transparency for the securities. Financial instruments for which actively quoted prices or pricing parameters are available will have a higher degree of price transparency than financial instruments that are thinly traded or not quoted. As of September 30, 2012, less than 1% of the Company’s total assets and none of its total liabilities represented instruments measured at fair value on a recurring basis categorized as Level 3.

Fair Value of Financial Instruments Not Carried at Fair Value

The following summarizes the carrying and fair values of financial instrument assets and liabilities, excluding the financial instruments that are valued on a recurring basis, and the level within the fair value hierarchy that the fair value measurements are classified (dollars in thousands):

	September 30, 2012
	Carrying Value	Level 1	Level 2	Level 3	Fair Value
Assets
Cash and equivalents	$2,825,012	$2,825,012	$—	$—	$2,825,012
Cash required to be segregated under federal or other regulations	$1,434,330	$1,434,330	$—	$—	$1,434,330
Held-to-maturity securities:
Agency mortgage-backed securities and CMOs	$8,025,844	$—	$8,356,710	$—	$8,356,710
Agency debentures	163,429	—	170,773	—	170,773
Other agency debt securities	1,495,295	—	1,570,460	—	1,570,460

Total held-to-maturity securities	$9,684,568	$—	$10,097,943	$—	$10,097,943

Margin receivables	$5,608,253	$—	$5,608,253	$—	$5,608,253
Loans receivable, net:
One- to four-family	$5,533,414	$—	$—	$4,890,062	$4,890,062
Home equity	4,222,190	—	—	3,796,798	3,796,798
Consumer and other	871,830	—	—	902,090	902,090

Total loans receivable, net(1)(2)	$10,627,434	$—	$—	$9,588,950	$9,588,950

Investment in FHLB stock	$128,944	$—	$—	$128,944	$128,944
Liabilities
Deposits	$29,127,826	$—	$29,130,174	$—	$29,130,174
Securities sold under agreements to repurchase	$4,609,117	$—	$4,651,628	$—	$4,651,628
Customer payables	$6,013,640	$—	$6,013,640	$—	$6,013,640
FHLB advances and other borrowings	$2,325,846	$—	$2,021,489	$210,957	$2,232,446
Corporate debt	$1,505,466	$—	$1,796,189	$—	$1,796,189

(1)	The carrying value of loans receivable, net includes the allowance for loan loss of $508.3 million as of September 30, 2012.
(2)	The carrying value of loans receivable, net includes the loans receivables that are valued at fair value on a nonrecurring basis as of September 30, 2012.

	December 31, 2011(3)
	Carrying Value	Fair Value
Assets
Held-to-maturity securities	$6,079,512	$6,282,989
Loans receivable, net(1)(2)	$12,332,807	$11,142,297
Liabilities
Deposits	$26,459,985	$26,473,902
Securities sold under agreements to repurchase	$5,015,499	$5,075,415
FHLB advances and other borrowings	$2,736,935	$2,671,877
Corporate debt	$1,493,552	$1,760,564

(1)	The carrying value of loans receivable, net includes the allowance for loan losses of $822.8 million as of December 31, 2011.
(2)	The carrying value of loans receivable, net includes the loans receivables that are valued at fair value on a nonrecurring basis as of December 31, 2011.
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

NOTE 4—AVAILABLE-FOR-SALE AND HELD-TO-MATURITY SECURITIES

The amortized cost basis and fair value of available-for-sale and held-to-maturity securities are shown in the following tables (dollars in thousands):

	Amortized Cost	Gross Unrealized / Unrecognized Gains	Gross Unrealized / Unrecognized Losses	Fair Value

September 30, 2012:
Available-for-sale securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$12,835,326	$300,234	$(5,502)	$13,130,058
Non-agency CMOs	358,416	2,030	(61,851)	298,595

Total residential mortgage-backed securities	13,193,742	302,264	(67,353)	13,428,653

Investment securities:
Agency debentures	653,446	20,623	(1,191)	672,878
Other agency debt securities	750,029	26,523	—	776,552
Municipal bonds	42,239	1,284	(272)	43,251
Corporate bonds	5,477	—	(1,352)	4,125

Total investment securities	1,451,191	48,430	(2,815)	1,496,806

Total available-for-sale securities	$14,644,933	$350,694	$(70,168)	$14,925,459

Held-to-maturity securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$8,025,844	$331,954	$(1,088)	$8,356,710
Investment securities:
Agency debentures	163,429	7,344	—	170,773
Other agency debt securities	1,495,295	75,165	—	1,570,460

Total investment securities	1,658,724	82,509	—	1,741,233

Total held-to-maturity securities	$9,684,568	$414,463	$(1,088)	$10,097,943

	Amortized Cost	Gross Unrealized / Unrecognized Gains	Gross Unrealized / Unrecognized Losses	Fair Value
December 31, 2011:
Available-for-sale securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$13,772,134	$203,541	$(9,963)	$13,965,712
Non-agency CMOs	422,568	3,331	(84,346)	341,553

Total residential mortgage-backed securities	14,194,702	206,872	(94,309)	14,307,265

Investment securities:
Agency debentures	743,246	—	(11,966)	731,280
Other agency debt securities	541,038	13,654	(498)	554,194
Municipal bonds	42,325	261	(1,517)	41,069
Corporate bonds	25,357	—	(7,672)	17,685

Total investment securities	1,351,966	13,915	(21,653)	1,344,228

Total available-for-sale securities	$15,546,668	$220,787	$(115,962)	$15,651,493

Held-to-maturity securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$5,296,520	$162,975	$(1,545)	$5,457,950
Investment securities:
Agency debentures	163,412	5,764	—	169,176
Other agency debt securities	619,580	36,283	—	655,863

Total investment securities	782,992	42,047	—	825,039

Total held-to-maturity securities	$6,079,512	$205,022	$(1,545)	$6,282,989

Contractual Maturities

The contractual maturities of all available-for-sale and held-to-maturity debt securities at September 30, 2012 are shown below (dollars in thousands):

	Amortized Cost	Fair Value
Available-for-sale debt securities:
Due within one to five years	$70,484	$72,966
Due within five to ten years	914,736	952,665
Due after ten years	13,659,713	13,899,828

Total available-for-sale securities	$14,644,933	$14,925,459

Held-to-maturity securities:
Due within one to five years	$323,406	$339,022
Due within five to ten years	2,687,812	2,890,284
Due after ten years	6,673,350	6,868,637

Total held-to-maturity securities	$9,684,568	$10,097,943

Other-Than-Temporary Impairment of Investments

The following tables show the fair value and unrealized or unrecognized losses on available-for-sale and held-to-maturity securities, aggregated by investment category, and the length of time that individual securities have been in a continuous unrealized or unrecognized loss position (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized / Unrecognized Losses	Fair Value	Unrealized / Unrecognized Losses	Fair Value	Unrealized / Unrecognized Losses
September 30, 2012:
Available-for-sale securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$1,040,846	$(2,588)	$382,298	$(2,914)	$1,423,144	$(5,502)
Non-agency CMOs	361	(87)	268,172	(61,764)	268,533	(61,851)
Investment securities:
Agency debentures	70,682	(1,191)	—	—	70,682	(1,191)
Municipal bonds	—	—	9,250	(272)	9,250	(272)
Corporate bonds	—	—	4,125	(1,352)	4,125	(1,352)

Total temporarily impaired available-for-sale securities	$1,111,889	$(3,866)	$663,845	$(66,302)	$1,775,734	$(70,168)

Held-to-maturity securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$216,024	$(883)	$3,413	$(205)	$219,437	$(1,088)

Total temporarily impaired held-to-maturity securities	$216,024	$(883)	$3,413	$(205)	$219,437	$(1,088)

December 31, 2011:
Available-for-sale securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$1,314,331	$(4,014)	$647,144	$(5,949)	$1,961,475	$(9,963)
Non-agency CMOs	4,336	(355)	321,932	(83,991)	326,268	(84,346)
Investment securities:
Agency debentures	731,280	(11,966)	—	—	731,280	(11,966)
Other agency debt securities	37,296	(498)	—	—	37,296	(498)
Municipal bonds	—	—	20,598	(1,517)	20,598	(1,517)
Corporate bonds	—	—	17,685	(7,672)	17,685	(7,672)

Total temporarily impaired available-for-sale securities	$2,087,243	$(16,833)	$1,007,359	$(99,129)	$3,094,602	$(115,962)

Held-to-maturity securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$343,340	$(1,192)	$42,445	$(353)	$385,785	$(1,545)

Total temporarily impaired held-to-maturity securities	$343,340	$(1,192)	$42,445	$(353)	$385,785	$(1,545)

The Company does not believe that any individual unrealized loss in the available-for-sale or unrecognized loss in the held-to-maturity portfolio as of September 30, 2012 represents a credit loss. The credit loss component is the difference between the security’s amortized cost basis and the present value of its expected future cash flows, and is recognized in earnings. The noncredit loss component is the difference between the present value of its expected future cash flows and the fair value and is recognized through other comprehensive income. The Company assessed whether it intends to sell, or whether it is more likely than not that the Company will be required to sell a security before recovery of its amortized cost basis. For debt securities that are considered other-than-temporarily impaired and that the Company does not intend to sell and will not be required to sell prior to recovery of its amortized cost basis, the Company determines the amount of the impairment that is related to credit and the amount due to all other factors.

The majority of the unrealized or unrecognized losses on mortgage-backed securities are attributable to changes in interest rates and a re-pricing of risk in the market. Agency mortgage-backed securities and CMOs, agency debentures and other agency debt securities are backed by the U.S. government. Municipal bonds and corporate bonds are evaluated by reviewing the credit-worthiness of the issuer and general market conditions. The Company does not intend to sell the securities in an unrealized loss position and it is not more likely than not that the Company will be required to sell the debt securities before the anticipated recovery of its remaining amortized cost of the securities in an unrealized loss position at September 30, 2012.

The majority of the Company’s available-for-sale and held-to-maturity portfolio consists of residential mortgage-backed securities. For residential mortgage-backed securities, the Company calculates the credit portion of OTTI by comparing the present value of the expected future cash flows with the amortized cost basis of the security. The expected future cash flows are determined using the remaining contractual cash flows adjusted for future credit losses. The estimate of expected future credit losses includes the following assumptions: 1) expected default rates based on current delinquency trends, foreclosure statistics of the underlying mortgages and loan documentation type; 2) expected loss severity based on the underlying loan characteristics, including loan-to-value, origination vintage and geography; and 3) expected loan prepayments and principal reduction based on current experience and existing market conditions that may impact the future rate of prepayments. The expected cash flows of the security are then discounted at the interest rate used to recognize interest income on the security to arrive at the present value amount. The following table presents a summary of the significant inputs considered for securities that were other-than-temporarily impaired as of September 30, 2012:

	September 30, 2012
	Weighted Average	Range
Default rate(1)	5%	1% - 20%
Loss severity	52%	30% - 70%
Prepayment rate	6%	2% - 15%

(1)	Represents the expected default rate for the next twelve months.

The following table presents a roll forward of the credit loss component of the amortized cost of debt securities that have noncredit loss recognized in other comprehensive income and credit loss recognized in earnings for the periods presented (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Credit loss balance, beginning of period	$211,746	$196,984	$202,945	$188,038
Additions:
Initial credit impairment	—	—	—	61
Subsequent credit impairment	2,395	3,196	11,196	12,081
Securities sold	(12,954)	—	(12,954)	—

Credit loss balance, end of period	$201,187	$200,180	$201,187	$200,180

Within the securities portfolio, the highest concentration of credit risk is the non-agency CMO portfolio. As of September 30, 2012, the Company held approximately $272.3 million in amortized cost of non-agency CMO securities that had been other-than-temporarily impaired as a result of deterioration in the expected credit performance of the underlying loans in the securities. The following table shows the components of net impairment for the periods presented (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Other-than-temporary impairment (“OTTI”)	$(2,052)	$(1,038)	$(16,113)	$(7,939)
Less: noncredit portion of OTTI recognized into (out of) other comprehensive income (before tax)	(343)	(2,158)	4,917	(4,203)

Net impairment	$(2,395)	$(3,196)	$(11,196)	$(12,142)

Gains on Loans and Securities, Net

The detailed components of the gains on loans and securities, net line item on the consolidated statement of income are as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Gains on loans, net	$217	$60	$379	$203
Gains on securities, net
Gains on available-for-sale securities and other investments	82,049	25,898	150,067	87,050
Losses on available-for-sale securities and other investments	(2,002)	—	(4,984)	—
Losses on trading securities, net	(3)	(3,003)	(111)	(2,143)
Hedge ineffectiveness	(1,284)	1,386	(6,783)	2,576

Gains on securities, net	78,760	24,281	138,189	87,483

Gains on loans and securities, net	$78,977	$24,341	$138,568	$87,686

NOTE 5—LOANS RECEIVABLE, NET

Loans receivable, net are summarized as follows (dollars in thousands):

	September 30,	December 31,
	2012	2011
One- to four-family	$5,714,986	$6,615,808
Home equity	4,442,176	5,328,657
Consumer and other	902,829	1,113,257

Total loans receivable	11,059,991	13,057,722
Unamortized premiums, net	75,725	97,901
Allowance for loan losses	(508,282)	(822,816)

Total loans receivable, net	$10,627,434	$12,332,807

At September 30, 2012, we pledged $8.7 billion and $0.9 billion of loans as collateral to the FHLB and Federal Reserve Bank, respectively. At December 31, 2011, we pledged $10.0 billion and $1.0 billion of loans as collateral to the FHLB and Federal Reserve Bank, respectively.

The following table represents the breakdown of the total recorded investment in loans receivable and allowance for loan losses by loans that have been collectively evaluated for impairment and those that have been individually evaluated for impairment (dollars in thousands):

	Recorded Investment		Allowance for Loan Losses
	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
Loans collectively evaluated for impairment	$9,823,545	$11,736,731	$316,952	$502,673
Loans individually evaluated for impairment (TDRs)	1,312,171	1,418,892	191,330	320,143

Total recorded investment in loans receivable	$11,135,716	$13,155,623	$508,282	$822,816

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

The home equity loan portfolio is primarily second lien loans on residential real estate properties, which have a higher level of credit risk than first lien mortgage loans. Approximately 15% of the home equity portfolio was in the first lien position as of September 30, 2012. The Company holds both the first and second lien positions in less than 1% of the home equity loan portfolio. The home equity loan portfolio consists of home equity installment loans and home equity lines of credit.

Home equity installment loans are primarily fixed rate and fixed term, fully amortizing loans that do not offer the option of an interest-only payment. Home equity lines of credit convert to amortizing loans at the end of the draw period, which ranges from five to ten years. At September 30, 2012, the vast majority of the home equity line of credit portfolio had not converted from the interest-only draw period to an amortizing loan. In addition, approximately 80% of the home equity line of credit portfolio will not begin amortizing until after 2014. The following table outlines when home equity lines of credit convert to amortizing for the home equity line of credit portfolio as of September 30, 2012:

Period of Conversion to Amortizing Loan	% of Home Equity Line of Credit Portfolio
Already amortizing	8%
Through December 31, 2012	1%
Year ending December 31, 2013	4%
Year ending December 31, 2014	7%
Year ending December 31, 2015	26%
Year ending December 31, 2016	41%
Year ending December 31, 2017	13%

The following tables show the distribution of the Company’s mortgage loan portfolios by credit quality indicator (dollars in thousands):

	One-to Four-Family		Home Equity
Current LTV/CLTV (1)	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
<=80%	$1,370,921	$1,596,299	$975,007	$1,168,851
80%-100%	1,440,716	1,716,799	800,361	967,945
100%-120%	1,273,042	1,527,266	961,682	1,191,862
>120%	1,630,307	1,775,444	1,705,126	1,999,999

Total mortgage loans receivable	$5,714,986	$6,615,808	$4,442,176	$5,328,657

Average estimated current LTV/CLTV (2)	109.1%	106.7%	114.4%	112.1%
Average LTV/CLTV at loan origination (3)	71.2%	71.0%	79.3%	79.2%

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

(3)	Average LTV/CLTV at loan origination calculations are based on LTV/CLTV at time of purchase for one- to four-family purchased loans and undrawn balances for home equity loans.

	One- to Four-Family		Home Equity
	September 30,	December 31,	September 30,	December 31,
Documentation Type	2012	2011	2012	2011
Full documentation	$2,443,847	$2,845,571	$2,278,610	$2,699,164
Low/no documentation	3,271,139	3,770,237	2,163,566	2,629,493

Total mortgage loans receivable	$5,714,986	$6,615,808	$4,442,176	$5,328,657

	One- to Four-Family		Home Equity
	September 30,	December 31,	September 30,	December 31,
Current FICO (1)	2012	2011	2012	2011
>=720	$2,992,591	$3,557,576	$2,378,221	$2,780,163
719 - 700	543,011	585,188	447,975	497,680
699 - 680	440,796	448,651	358,486	408,804
679 - 660	353,472	385,051	281,381	325,777
659 - 620	488,167	525,878	384,747	447,908
<620	896,949	1,113,464	591,366	868,325

Total mortgage loans receivable	$5,714,986	$6,615,808	$4,442,176	$5,328,657

(1)

FICO scores are updated on a quarterly basis; however, as of September 30, 2012 and December 31, 2011, there were some loans for which the updated FICO scores were not available. The current FICO distribution as of September 30, 2012 included original FICO scores for approximately $132 million and $22 million of one- to four-family and home equity loans, respectively. The current FICO distribution as of December 31, 2011 included original FICO scores for approximately $153 million and $30 million of one- to four-family and home equity loans, respectively.

	One- to Four-Family		Home Equity
	September 30,	December 31,	September 30,	December 31,
Acquisition Channel	2012	2011	2012	2011
Purchased from a third party	$4,694,293	$5,420,858	$3,904,835	$4,669,551
Originated by the Company	1,020,693	1,194,950	537,341	659,106

Total mortgage loans receivable	$5,714,986	$6,615,808	$4,442,176	$5,328,657

	One- to Four-Family		Home Equity
	September 30,	December 31,	September 30,	December 31,
Vintage Year	2012	2011	2012	2011
2003 and prior	$201,627	$239,868	$238,176	$302,606
2004	537,903	620,464	384,507	472,935
2005	1,162,878	1,377,748	1,183,367	1,387,044
2006	2,219,199	2,528,558	2,061,337	2,479,969
2007	1,588,158	1,841,097	564,919	674,742
2008	5,221	8,073	9,870	11,361

Total mortgage loans receivable	$5,714,986	$6,615,808	$4,442,176	$5,328,657

	One- to Four-Family		Home Equity
	September 30,	December 31,	September 30,	December 31,
Geographic Location	2012	2011	2012	2011
California	$2,700,918	$3,096,028	$1,405,076	$1,690,319
New York	406,000	488,209	327,870	387,038
Florida	388,689	458,219	313,392	377,754
Virginia	242,173	280,772	201,927	234,140
Other states	1,977,206	2,292,580	2,193,911	2,639,406

Total mortgage loans receivable	$5,714,986	$6,615,808	$4,442,176	$5,328,657

Delinquent Loans

The following table shows total loans receivable by delinquency category as of September 30, 2012 and December 31, 2011 (dollars in thousands):

	Current	30-89 Days Delinquent	90-179 Days Delinquent	180+ Days Delinquent	Total
September 30, 2012
One- to four-family	$5,096,831	$210,242	$107,522	$300,391	$5,714,986
Home equity	4,236,434	99,219	64,778	41,745	4,442,176
Consumer and other	881,219	17,889	3,459	262	902,829

Total loans receivable	$10,214,484	$327,350	$175,759	$342,398	$11,059,991

December 31, 2011
One- to four-family	$5,726,745	$294,769	$136,238	$458,056	$6,615,808
Home equity	5,016,568	154,638	99,657	57,794	5,328,657
Consumer and other	1,091,010	17,715	4,102	430	1,113,257

Total loans receivable	$11,834,323	$467,122	$239,997	$516,280	$13,057,722

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

Nonaccrual loans include loans that are 90 days and greater past due, TDRs that are on nonaccrual status for all classes of loans and certain junior liens that have a delinquent senior lien. As of September 30, 2012, the Company had nonaccrual loans of $709.9 million, $278.7 million and $3.7 million for one- to four-family, home equity and consumer and other loans, respectively. As of December 31, 2011, the Company had nonaccrual loans of $930.2 million, $281.4 million and $4.5 million for one- to four-family, home equity and consumer and other loans, respectively.

Allowance for Loan Losses

The following table provides a roll forward by loan portfolio of the allowance for loan losses for the three and nine months ended September 30, 2012 and 2011 (dollars in thousands):

	Three Months Ended September 30, 2012
	One- to Four- Family	Home Equity	Consumer and Other	Total
Allowance for loan losses, beginning of period	$215,934	$266,883	$42,939	$525,756
Provision for loan losses	24,702	105,022	11,295	141,019
Charge-offs	(34,236)	(120,337)	(17,074)	(171,647)
Recoveries	—	9,321	3,833	13,154

Charge-offs, net	(34,236)	(111,016)	(13,241)	(158,493)

Allowance for loan losses, end of period	$206,400	$260,889	$40,993	$508,282

	Three Months Ended September 30, 2011
	One- to Four- Family	Home Equity	Consumer and Other	Total
Allowance for loan losses, beginning of period	$326,580	$493,551	$58,484	$878,615
Provision for loan losses	29,202	65,114	4,068	98,384
Charge-offs	(44,331)	(112,885)	(12,702)	(169,918)
Recoveries	—	8,262	4,712	12,974

Charge-offs, net	(44,331)	(104,623)	(7,990)	(156,944)

Allowance for loan losses, end of period	$311,451	$454,042	$54,562	$820,055

	Nine Months Ended September 30, 2012
	One-to Four- Family	Home Equity	Consumer and Other	Total
Allowance for loan losses, beginning of period	$314,187	$463,288	$45,341	$822,816
Provision for loan losses	40,816	213,049	26,362	280,227
Charge-offs	(157,869)	(445,458)	(40,310)	(643,637)
Recoveries	9,266	30,010	9,600	48,876

Charge-offs, net	(148,603)	(415,448)	(30,710)	(594,761)

Allowance for loan losses, end of period	$206,400	$260,889	$40,993	$508,282

	Nine Months Ended September 30, 2011
	One-to Four- Family	Home Equity	Consumer and Other	Total
Allowance for loan losses, beginning of period	$389,594	$576,089	$65,486	$1,031,169
Provision for loan losses	80,108	220,127	17,343	317,578
Charge-offs	(158,251)	(366,274)	(42,896)	(567,421)
Recoveries	—	24,100	14,629	38,729

Charge-offs, net	(158,251)	(342,174)	(28,267)	(528,692)

Allowance for loan losses, end of period	$311,451	$454,042	$54,562	$820,055

During the nine months ended September 30, 2012, the allowance for loan losses decreased by $314.5 million from the level at December 31, 2011. As a result of the evaluation discussed above, loan modification policies and procedures were aligned with the guidance from the OCC. The review resulted in a significant increase in charge-offs during the first quarter of 2012. The majority of the losses associated with these charge-offs were previously reflected in the specific valuation allowance and qualitative component of the general allowance for loan losses.

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

The Company utilizes third party loan servicers to obtain bankruptcy data on our borrowers and during the third quarter of 2012, the Company identified an increase in bankruptcies reported by one specific servicer. In researching this increase, it was discovered that the servicer had not been reporting historical bankruptcy data on a timely basis. As a result, the Company implemented an enhanced procedure around all servicer reporting to corroborate bankruptcy reporting with independent third party data. Through this additional process, approximately $90 million of loans were identified in which servicers failed to report the bankruptcy filing to us. As a result, these loans were written down to the estimated current value of the underlying property less estimated selling costs, or approximately $40 million, during the third quarter of 2012. These newly identified bankruptcy filings resulted in an increase to net charge-offs and provision for loan losses of $50 million for the three months ended September 30, 2012, with approximately 80% related to prior years.

Impaired Loans—Troubled Debt Restructurings

The Company has loan modification programs that focus on the mitigation of potential losses in the loan portfolio. TDRs include loan modifications completed under the Company’s programs that involve granting an economic concession to a borrower experiencing financial difficulty. The various types of economic concessions that may be granted typically consist of interest rate reductions, maturity date extensions, principal forgiveness or a combination of these concessions. Upon being classified as a TDR, such loan is categorized as an impaired loan and impairment is measured on an individual basis. Once a loan is modified as a TDR, the loan is considered impaired until maturity regardless of whether the borrower performs under the modified terms.

TDRs do not include loans that have been charged-off due to bankruptcy notification if the loan has not been modified under the Company’s modification programs. As of September 30, 2012, the Company has $369.6 million in unpaid principal balance of these loans that has been written down to the estimated current value of the underlying property less estimated selling costs, or $191.0 million. At September 30, 2012, $95.5 million of these loans were classified as performing.

Both one- to four-family and home equity TDRs, including trial modifications, are accounted for as nonaccrual loans at the time of modification and return to accrual status after six consecutive payments are made in accordance with the modified terms. The Company currently does not have an active TDR program for consumer and other loans; therefore, there are no reported TDRs for consumer and other loans. TDRs are classified as nonperforming until six consecutive payments have been made. The unpaid principal balance in one- to four-family TDRs was $1.1 billion at September 30, 2012 and $968.2 million at December 31, 2011. For home equity loans, the recorded investment in TDRs represents the unpaid principal balance.

The following table shows a summary of the Company’s recorded investment in TDRs that were on accrual and nonaccrual status, in addition to the recorded investment of TDRs as of September 30, 2012 and December 31, 2011 (dollars in thousands):

		Nonaccrual TDRs
	Accrual TDRs(1)	Current(2)	30-89 Days Delinquent	90+ Days Delinquent	Recorded Investment in TDRs
September 30, 2012
One- to four-family	$667,747	$181,312	$94,512	$120,107	$1,063,678
Home equity	174,175	41,555	17,984	14,779	248,493

Total	$841,922	$222,867	$112,496	$134,886	$1,312,171

December 31, 2011
One- to four-family	$516,314	$250,989	$88,195	$117,455	$972,953
Home equity	279,031	72,578	51,433	42,897	445,939

Total	$795,345	$323,567	$139,628	$160,352	$1,418,892

(1)	Represents TDRs that are current and have made six or more consecutive payments.
(2)	Represents TDRs that are current but have not yet made six consecutive payments and certain junior lien TDRs that have a delinquent senior lien.

The following table shows the average recorded investment and interest income recognized both on a cash and accrual basis for the Company’s TDRs during the three and nine months ended September 30, 2012 and 2011 (dollars in thousands):

	Average Recorded Investment		Interest Income Recognized
	Three Months Ended September 30,		Three Months Ended September 30,
	2012	2011	2012	2011
One- to four-family	$1,067,178	$852,078	$6,867	$7,340
Home equity	259,608	444,106	2,778	2,813

Total	$1,326,786	$1,296,184	$9,645	$10,153

	Average Recorded Investment		Interest Income Recognized
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

One- to four-family	$1,031,729	$729,963	$23,288	$19,522
Home equity	311,785	459,285	8,224	7,174

Total	$1,343,514	$1,189,248	$31,512	$26,696

Included in the allowance for loan losses was a specific allowance of $191.3 million and $320.1 million that was established for TDRs at September 30, 2012 and December 31, 2011, respectively. The specific allowance for these individually impaired loans represents the forecasted losses over the estimated remaining life of the loan, including the economic concession to the borrower. The following table shows detailed information related to the Company’s loans that were modified in a TDR as of September 30, 2012 and December 31, 2011 (dollars in thousands):

	September 30, 2012			December 31, 2011
	Recorded Investment in TDRs	Specific Valuation Allowance	Net Investment in TDRs	Recorded Investment in TDRs	Specific Valuation Allowance	Net Investment in TDRs
With a recorded allowance:
One- to four-family	$528,983	$98,628	$430,355	$557,297	$101,188	$456,109
Home equity	$209,780	$92,702	$117,078	$424,834	$218,955	$205,879
Without a recorded allowance:(1)
One- to four-family	$534,695	$—	$534,695	$415,656	$—	$415,656
Home equity	$38,713	$—	$38,713	$21,105	$—	$21,105
Total:
One- to four-family	$1,063,678	$98,628	$965,050	$972,953	$101,188	$871,765
Home equity	$248,493	$92,702	$155,791	$445,939	$218,955	$226,984

(1)	Represents loans where the discounted cash flow analysis or collateral value is equal to or exceeds the recorded investment in the loan.

The vast majority of the Company’s TDRs include an interest rate reduction in combination with another type of concession. The Company prioritizes the interest rate reduction modifications in combination with the following modification categories: principal forgiven, principal deferred and re-age/extension/capitalization of accrued interest. Each class is mutually exclusive in that if a TDR had an interest rate reduction with principal forgiven and an extension, the TDR would only show up in the principal forgiven column in the table below. The following tables provide the number of loans, post-modification balances immediately after being modified as a TDR by major class of modification, and the financial impact of modifications for loans that were modified as a TDR during the three and nine months ended September 30, 2012 and 2011 (dollars in thousands):

	Three Months Ended September 30, 2012
		Interest Rate Reduction
	Number of Loans	Principal Forgiven	Principal Deferred	Re-age/ Extension/ Interest Capitalization	Other with Interest Rate Reduction	Other	Total
One- to four-family	148	$13,448	$5,706	$28,677	$2,579	$5,142	$55,552
Home equity	83	276	82	982	4,535	2,135	8,010

Total	231	$13,724	$5,788	$29,659	$7,114	$7,277	$63,562

	Three Months Ended September 30, 2011
		Interest Rate Reduction
	Number of Loans	Principal Forgiven	Principal Deferred	Re-age/ Extension/ Interest Capitalization	Other with Interest Rate Reduction	Other	Total
One- to four-family	285	$7,693	$21,133	$82,899	$3,462	$8,636	$123,823
Home equity	382	16	—	4,687	31,094	23	35,820

Total	667	$7,709	$21,133	$87,586	$34,556	$8,659	$159,643

	Nine Months Ended September 30, 2012
		Interest Rate Reduction
	Number of Loans	Principal Forgiven	Principal Deferred	Re-age/ Extension/ Interest Capitalization	Other with Interest Rate Reduction	Other	Total
One- to four-family	528	$41,936	$32,535	$119,088	$7,793	$16,958	$218,310
Home equity	488	276	82	4,667	35,005	4,056	44,086

Total	1,016	$42,212	$32,617	$123,755	$42,798	$21,014	$262,396

	Nine Months Ended September 30, 2011
		Interest Rate Reduction
	Number of Loans	Principal Forgiven	Principal Deferred	Re-age/ Extension/ Interest Capitalization	Other with Interest Rate Reduction	Other	Total
One- to four-family	909	$14,156	$60,103	$274,509	$20,251	$19,529	$388,548
Home equity	1,115	317	—	19,271	78,088	1,585	99,261

Total	2,024	$14,473	$60,103	$293,780	$98,339	$21,114	$487,809

	Three Months Ended September 30, 2012
	Financial Impact
	Principal Forgiven	Pre-TDR Weighted Average Interest Rate	Post-TDR Weighted Average Interest Rate
One- to four-family	$4,841	5.7%	2.2%
Home equity	88	4.5%	1.6%

Total	$4,929

	Three Months Ended September 30, 2011
	Financial Impact
	Principal Forgiven	Pre-TDR Weighted Average Interest Rate	Post-TDR Weighted Average Interest Rate
One- to four-family	$2,183	6.1%	2.6%
Home equity	19	4.5%	1.8%

Total	$2,202

	Nine Months Ended September 30, 2012
	Financial Impact
	Principal Forgiven	Pre-TDR Weighted Average Interest Rate	Post-TDR Weighted Average Interest Rate
One- to four-family	$12,818	5.9%	2.4%
Home equity	96	4.4%	1.6%

Total	$12,914

	Nine Months Ended September 30, 2011
	Financial Impact
	Principal Forgiven	Pre-TDR Weighted Average Interest Rate	Post-TDR Weighted Average Interest Rate
One- to four-family	$4,017	6.1%	2.6%
Home equity	646	4.6%	1.8%

Total	$4,663

The Company considers TDRs that become 30 days past due to have experienced a payment default. The following table shows the recorded investment of TDRs at September 30, 2012 and 2011 that experienced a payment default within 12 months after the modification for the three and nine months ended September 30, 2012 and 2011 (dollars in thousands):

	Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
One- to four-family(1)	62	$22,741	208	$80,226
Home equity(2)	79	3,165	305	14,968

Total	141	$25,906	513	$95,194

	Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
One- to four-family(1)	95	$33,466	207	$83,896
Home equity(2)	176	14,008	684	51,714

Total	271	$47,474	891	$135,610

(1)

As of the three and nine months ended September 30, 2012, respectively, $6.4 million and $20.6 million of the recorded investment in one- to four-family loans that had a payment default in the trailing 12 months were classified as current, compared to $9.5 million and $28.7 million as of the three and nine months ended September 30, 2011, respectively.

(2)

As of the three and nine months ended September 30, 2012, respectively, $0.8 million and $5.0 million of the recorded investment in home equity loans that had a payment default in the trailing 12 months were classified as current, compared to $2.6 million and $15.2 million as of the three and nine months ended September 30, 2011, respectively.

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

		Fair Value
	Notional	Asset(1)	Liability(2)	Net(3)
September 30, 2012
Interest rate contracts:
Cash flow hedges:
Purchased options	2,325,000	16,688	—	16,688
Pay-fixed rate swaps	$2,205,000	$—	$(327,632)	$(327,632)

Total cash flow hedges	4,530,000	16,688	(327,632)	(310,944)

Fair value hedges:
Pay-fixed rate swaps	784,480	760	(41,892)	(41,132)
Receive-fixed rate swaps	641,200	43,679	—	43,679

Total fair value hedges	1,425,680	44,439	(41,892)	2,547

Total derivatives designated as hedging instruments(4)	$5,955,680	$61,127	$(369,524)	$(308,397)

December 31, 2011
Interest rate contracts:
Cash flow hedges:
Purchased options	2,625,000	33,959	—	33,959
Pay-fixed rate swaps	$2,165,000	$—	$(281,071)	$(281,071)

Total cash flow hedges	4,790,000	33,959	(281,071)	(247,112)

Fair value hedges:
Pay-fixed rate swaps	1,093,860	—	(77,132)	(77,132)
Receive-fixed rate swaps	725,950	32,575	—	32,575

Total fair value hedges	1,819,810	32,575	(77,132)	(44,557)

Total derivatives designated as hedging instruments(4)	$6,609,810	$66,534	$(358,203)	$(291,669)

(1)	Reflected in the other assets line item on the consolidated balance sheet.
(2)	Reflected in the other liabilities line item on the consolidated balance sheet.
(3)	Represents derivative assets net of derivative liabilities for disclosure purposes only.
(4)	All derivatives were designated as hedging instruments as of September 30, 2012 and December 31, 2011.

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

The future issuances of liabilities, including repurchase agreements, are largely dependent on the market demand and liquidity in the wholesale borrowings market. As of September 30, 2012, the Company believes the forecasted issuance of all debt in cash flow hedge relationships is probable. However, unexpected changes in market conditions in future periods could impact the ability to issue this debt. The Company believes the forecasted issuance of debt in the form of repurchase agreements is most susceptible to an unexpected change in market conditions.

The following table summarizes the effect of interest rate contracts designated and qualifying as hedging instruments in cash flow hedges on accumulated other comprehensive loss and on the consolidated statement of income (loss) (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Losses on derivatives recognized in OCI (effective portion), net of tax	$(21,905)	$(135,446)	$(73,602)	$(192,249)
Losses reclassified from AOCI into earnings (effective portion), net of tax	$(20,471)	$(16,370)	$(60,329)	$(49,722)
Cash flow hedge ineffectiveness gains (losses) (1)	$111	$8	$(862)	$109

(1)	The cash flow hedge ineffectiveness is reflected in the gains on loans and securities, net line item on the statement of consolidated income (loss).

During the upcoming twelve months, the Company expects to include a pre-tax amount of approximately $81.5 million of net unrealized losses that are currently reflected in accumulated other comprehensive loss in net operating interest income as a yield adjustment in the same periods in which the related items affect earnings. The maximum length of time over which transactions are hedged is 10 years.

The following table shows the balance in accumulated other comprehensive loss attributable to active and discontinued cash flow hedges (dollars in thousands):

	September 30, 2012	December 31, 2011
Accumulated other comprehensive loss balance (net of tax) related to:
Discontinued cash flow hedges	$(258,251)	$(279,091)
Active cash flow hedges	(212,975)	(178,862)

Total cash flow hedges	$(471,226)	$(457,953)

The following table shows the balance in accumulated other comprehensive loss attributable to cash flow hedges by type of hedged item (dollars in thousands):

	September 30, 2012	December 31, 2011
Repurchase agreements	$(609,881)	$(595,202)
FHLB advances	(153,978)	(154,082)
Home equity lines of credit	10,603	15,772
Other	(349)	(655)

Total balance of cash flow hedges, before tax	(753,605)	(734,167)
Tax benefit	282,379	276,214

Total balance of cash flow hedges, net of tax	$(471,226)	$(457,953)

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

The following table summarizes the effect of interest rate contracts designated and qualifying as hedging instruments in fair value hedges and related hedged items on the consolidated statement of income (loss) (dollars in thousands):

	Three Months Ended September 30,
	2012			2011
	Hedging Instrument	Hedged Item	Hedge Ineffectiveness(1)	Hedging Instrument	Hedged Item	Hedge Ineffectiveness(1)
Agency debentures	$(1,475)	$1,481	$6	$(123,313)	$120,709	$(2,604)
Agency mortgage-backed securities	(2,260)	2,141	(119)	(42,477)	43,383	906
FHLB advances	5,736	(7,018)	(1,282)	34,460	(31,384)	3,076

Total gains (losses) included in earnings	$2,001	$(3,396)	$(1,395)	$(131,330)	$132,708	$1,378

	Nine Months Ended September 30,
	2012			2011
	Hedging Instrument	Hedged Item	Hedge Ineffectiveness(1)	Hedging Instrument	Hedged Item	Hedge Ineffectiveness(1)

Agency debentures	$(27,875)	$26,319	$(1,556)	$(134,058)	$134,504	$446
Agency mortgage-backed securities	(7,303)	6,745	(558)	(46,616)	45,437	(1,179)
FHLB advances	14,939	(18,746)	(3,807)	50,222	(47,022)	3,200

Total gains (losses) included in earnings	$(20,239)	$14,318	$(5,921)	$(130,452)	$132,919	$2,467

(1)	Reflected in the gains on loans and securities, net line item on the consolidated statement of income (loss).

NOTE 7—DEPOSITS

Deposits are summarized as follows (dollars in thousands):

	Amount		Weighted-Average Rate
	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
Sweep deposits (1)	$21,874,534	$18,618,954	0.05%	0.08%
Complete savings deposits	5,184,141	5,720,758	0.05%	0.15%
Other money market and savings deposits	1,003,200	1,033,254	0.05%	0.15%
Checking deposits	950,840	863,310	0.10%	0.10%
Time deposits (2)	115,111	223,709	1.86%	2.96%

Total deposits (3)	$29,127,826	$26,459,985	0.06%	0.12%

(1)	A sweep product transfers brokerage customer balances to banking subsidiaries, which hold these funds as customer deposits in FDIC insured demand deposit and money market deposit accounts.
(2)	Time deposits represent certificates of deposit and brokered certificates of deposit.
(3)	As of September 30, 2012 and December 31, 2011, the Company had $101.3 million and $89.2 million in non-interest bearing deposits, respectively.

NOTE 8—SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND FHLB ADVANCES AND OTHER BORROWINGS

Other borrowings, including maturities, at September 30, 2012 and other borrowings at December 31, 2011 are shown below (dollars in thousands):

	Repurchase Agreements (1)	FHLB Advances and Other Borrowings		Total	Weighted Average Interest Rate
		FHLB Advances	Other
Due within one year	$3,809,117	$820,000	$2,413	$4,631,530	0.41%
Due between one and two years	100,000	—	199	100,199	1.78%
Due between two and three years	200,000	383,600	—	583,600	3.04%
Due between three and four years	—	250,000	—	250,000	5.01%
Due between four and five years	500,000	400,000	—	900,000	3.50%
Thereafter	—	—	427,691	427,691	3.05%

Subtotal	4,609,117	1,853,600	430,303	6,893,020	1.39%
Fair value hedge adjustments	—	41,943	—	41,943

Total other borrowings at September 30, 2012	$4,609,117	$1,895,543	$430,303	$6,934,963	1.39%

Total other borrowings at December 31, 2011	$5,015,499	$2,302,695	$434,240	$7,752,434	1.74%

(1)	The maximum amount at any month end for repurchase agreements was $5.0 billion for the nine months ended September 30, 2012 and $5.9 billion for the year ended December 31, 2011.

During the three months ended September 30, 2012, the Company paid down in advance of maturity $420 million of its FHLB advances and $100 million of its repurchase agreements. The Company recorded $41.3 million loss on the early extinguishment of FHLB advances and $8.2 million loss on the early extinguishment of repurchase agreements for the three months ended September 30, 2012. This loss is recorded in the gains (losses) on early extinguishment of debt line item in the consolidated statement of income (loss).

NOTE 9—CORPORATE DEBT

The Company’s corporate debt by type is shown below (dollars in thousands):

	Face Value	Discount	Fair Value Hedge Adjustment(1)	Net
September 30, 2012
Interest-bearing notes:
7 7/8% Notes, due 2015	$243,177	$(948)	$5,984	$248,213
6 3/4% Notes, due 2016	435,000	(6,158)	—	428,842
12 1/2% Springing lien notes, due 2017	930,230	(150,176)	5,445	785,499

Total interest-bearing notes	1,608,407	(157,282)	11,429	1,462,554
Non-interest-bearing debt:
0% Convertible debentures, due 2019	42,912	—	—	42,912

Total corporate debt	$1,651,319	$(157,282)	$11,429	$1,505,466

	Face Value	Discount	Fair Value Hedge Adjustment(1)	Net
December 31, 2011
Interest-bearing notes:
7 7/8% Notes, due 2015	$243,177	$(1,172)	$7,394	$249,399
6 3/4% Notes, due 2016	435,000	(7,419)	—	427,581
12 1/2% Springing lien notes, due 2017	930,230	(162,903)	6,233	773,560

Total interest-bearing notes	1,608,407	(171,494)	13,627	1,450,540
Non-interest-bearing debt:
0% Convertible debentures, due 2019	43,012	—	—	43,012

Total corporate debt	$1,651,419	$(171,494)	$13,627	$1,493,552

(1)	The fair value hedge adjustment is related to changes in fair value of the debt while in a fair value hedge relationship.

NOTE 10—EARNINGS (LOSS) PER SHARE

The following table is a reconciliation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Basic:
Net income (loss)	$(28,625)	$70,696	$73,476	$163,047

Basic weighted-average shares outstanding	285,850	283,807	285,658	261,272

Basic earnings (loss) per share	$(0.10)	$0.25	$0.26	$0.62

Diluted:
Net income (loss)	$(28,625)	$70,696	$73,476	$163,047

Basic weighted-average shares outstanding	285,850	283,807	285,658	261,272
Effect of dilutive securities:
Weighted-average convertible debentures	—	5,480	4,154	27,910
Weighted-average options and restricted stock issued to employees	—	419	583	588

Diluted weighted-average shares outstanding	285,850	289,706	290,395	289,770

Diluted earnings (loss) per share	$(0.10)	$0.24	$0.25	$0.56

The Company excluded the following shares from the calculations of diluted earnings (loss) per share as the effect would have been anti-dilutive (shares in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Weighted-average shares excluded as a result of the Company’s net loss:
Convertible debentures	4.1	N/A	N/A	N/A
Stock options and restricted stock awards and units	0.4	N/A	N/A	N/A
Other stock options and restricted stock awards and units	2.9	3.9	2.6	3.4

Total	7.4	3.9	2.6	3.4

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

As of September 30, 2012, all of the Company’s broker-dealer subsidiaries met minimum net capital requirements. Total required net capital was $0.1 billion at September 30, 2012. In addition, the Company’s broker-dealer subsidiaries had excess net capital of $0.6 billion at September 30, 2012. The table below summarizes the minimum excess capital requirements for the Company’s broker-dealer subsidiaries (dollars in thousands):

	September 30, 2012
	Required Net Capital	Net Capital	Excess Net Capital
E*TRADE Clearing LLC(1)	$120,898	$615,095	$494,197
E*TRADE Securities LLC(1)	250	97,504	97,254
E*TRADE Capital Markets, LLC(2)	1,000	13,029	12,029
Other broker-dealers	4,992	32,027	27,035

Total	$127,140	$757,655	$630,515

(1)	Elected to use the Alternative method to compute net capital.
(2)	Elected to use the Aggregate Indebtedness method to compute net capital.

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

Quantitative measures established by regulation to ensure capital adequacy require E*TRADE Bank to maintain minimum total capital, Tier 1 capital and Tier 1 leverage amounts and ratios. As shown in the table below, at both September 30, 2012 and December 31, 2011, E*TRADE Bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action. However, events beyond management’s control, such as a continued deterioration in residential real estate and credit markets, could adversely affect future earnings and E*TRADE Bank’s ability to meet its future capital requirements. E*TRADE Bank’s actual and required capital amounts and ratios are presented in the table below (dollars in thousands):

	Actual		Minimum Required to be Well Capitalized Under Prompt Corrective Action Provisions			Excess Capital
	Amount	Ratio	Amount		Ratio
September 30, 2012:
Total capital	$3,897,813	19.29%	>$	2,021,122	>10.00%	$1,876,691
Tier 1 capital	$3,640,938	18.01%	>$	1,212,673	>6.00%	$2,428,265
Tier 1 leverage(1)	$3,640,938	7.87%	>$	2,313,488	>5.00%	$1,327,450
December 31, 2011:
Total capital to risk-weighted assets	$3,602,384	17.27%	>$	2,086,243	>10.00%	$1,516,141
Tier 1 capital to risk-weighted assets	$3,338,618	16.00%	>$	1,251,746	>6.00%	$2,086,872
Tier 1 capital to adjusted total assets	$3,351,860	7.75%	>$	2,163,785	>5.00%	$1,188,075

(1)

In the first quarter of 2012, the Company transitioned from reporting under the OTS reporting requirements to reporting under the OCC reporting requirements. The OTS Tier 1 capital ratio and OCC Tier 1 leverage ratio are both calculated in the same manner using adjusted total assets.

NOTE 12—COMMITMENTS, CONTINGENCIES AND OTHER REGULATORY MATTERS

Legal Matters

Litigation Matters

On October 27, 2000, Ajaxo, Inc. (“Ajaxo”) filed a complaint in the Superior Court for the State of California, County of Santa Clara. Ajaxo sought damages and certain non-monetary relief for the Company’s alleged breach of a non-disclosure agreement with Ajaxo pertaining to certain wireless technology that Ajaxo offered the Company as well as damages and other relief against the Company for their alleged misappropriation of Ajaxo’s trade secrets. Following a jury trial, a judgment was entered in 2003 in favor of Ajaxo against the Company for $1.3 million for breach of the Ajaxo non-disclosure agreement. Although the jury found in favor of Ajaxo on its claim against the Company for misappropriation of trade secrets, the trial court subsequently denied Ajaxo’s requests for additional damages and relief. On December 21, 2005, the California Court of Appeal affirmed the above-described award against the Company for breach of the nondisclosure agreement but remanded the case to the trial court for the limited purpose of determining what, if any, additional damages Ajaxo may be entitled to as a result of the jury’s previous finding in favor of Ajaxo on its claim against the Company for misappropriation of trade secrets. Although the Company paid Ajaxo the full amount due on the above-described judgment, the case was remanded back to the trial court, and on May 30, 2008, a jury returned a verdict in favor of the Company denying all claims raised and demands for damages against the Company. Following the trial court’s filing of entry of judgment in favor of the Company on September 5, 2008, Ajaxo filed post-trial motions for vacating this entry of judgment and requesting a new trial. By order dated November 4, 2008, the trial court denied these motions. On December 2, 2008, Ajaxo filed a notice of appeal with the Court of

Appeal of the State of California for the Sixth District. Oral argument on the appeal was heard on July 15, 2010. On August 30, 2010, the Court of Appeal affirmed the trial court’s verdict in part and reversed the verdict in part, remanding the case. The Company petitioned the Supreme Court of California for review of the Court of Appeal decision. On December 16, 2010, the California Supreme Court denied the Company’s petition for review and remanded for further proceedings to the trial court. On September 20, 2011, the trial court granted limited discovery at a conference on November 4, 2011. The testimonial phase of the third trial in this matter commenced on February 21 and 22, 2012 and concluded on June 12, 2012. The parties await decision on whether there will be a second phase of this bench trial. The Company will continue to defend itself vigorously.

On October 2, 2007, a class action complaint alleging violations of the federal securities laws was filed in the United States District Court for the Southern District of New York against the Company and its then Chief Executive Officer and Chief Financial Officer, Mitchell H. Caplan and Robert J. Simmons, respectively, by Larry Freudenberg on his own behalf and on behalf of others similarly situated (the “Freudenberg Action”). On July 17, 2008, the trial court consolidated this action with four other purported class actions, all of which were filed in the United States District Court for the Southern District of New York and which were based on the same facts and circumstances. On January 16, 2009, plaintiffs served their consolidated amended class action complaint in which they also named Dennis Webb, the Company’s former Capital Markets Division President, as a defendant. Plaintiffs contend, among other things, that the value of the Company’s stock between April 19, 2006 and November 9, 2007 was artificially inflated because the defendants issued materially false and misleading statements and failed to disclose that the Company was experiencing a rise in delinquency rates in its mortgage and home equity portfolios; failed to timely record an impairment on its mortgage and home equity portfolios; materially overvalued its securities portfolio, which included assets backed by mortgages; and based on the foregoing, lacked a reasonable basis for the positive statements made about the Company’s earnings and prospects. The parties entered into a Memorandum of Understanding (“MOU”) on December 17, 2011 to settle these consolidated actions. On May 17, 2012, the parties submitted a Stipulation of Settlement and other supporting documents to the court for review. Under the terms of the Stipulation of Settlement, the Company and its insurance carriers will pay $79.0 million in return for full releases. Approximately $11.0 million of the total settlement figure will be paid by the Company, and was expensed in the year ended December 31, 2011. This settlement was approved by the Court and the class was certified by a final judgment and order of dismissal dated October 22, 2012. Administration of the settlement will continue into 2013.

On August 15, 2008, Ronald M. Tate as trustee of the Ronald M. Tate Trust Dtd 4/13/88, and George Avakian filed an action in the United States District Court for the Southern District of New York against the Company, Mitchell H. Caplan and Robert J. Simmons based on the same facts and circumstances, and containing the same claims, as the Freudenberg consolidated actions discussed above. By agreement of the parties and approval of the court, the Tate action was consolidated with the Freudenberg consolidated actions for the purpose of pre-trial discovery. Plaintiffs seek to recover damages in an amount to be proven at trial, including interest, attorneys’ and expert fees and costs. The plaintiffs in this action moved for exclusion from the settlement class in Freudenberg. The Court granted that relief on October 11, 2012 and ordered the parties to provide a status update within 30 days of its order.

Based upon the same facts and circumstances alleged in the Freudenberg consolidated actions discussed above, a verified shareholder derivative complaint was filed in the United States District Court for the Southern District of New York on October 4, 2007 by Catherine Rubery, against the Company and its then Chief Executive Officer, President/Chief Operating Officer, Chief Financial Officer and individual members of its board of directors. The Rubery complaint was consolidated with another shareholder derivative complaint brought by shareholder Marilyn Clark in the same court and against the same named defendants. On July 26, 2010, plaintiffs served their consolidated amended complaint, in which they also named Dennis Webb, the Company’s former Capital Markets Division President, as a defendant. Plaintiffs allege, among other things, causes of action for breach of fiduciary duty, waste of corporate assets, unjust enrichment, and violation of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaint seeks, among other things, unspecified monetary damages in favor of the Company, changes to certain corporate governance procedures and various forms of injunctive relief. While plaintiffs and defendants have agreed to many corporate governance provisions, the parties have not reached an agreement on the issue of plaintiffs’ attorneys’ fees. The Company will continue to defend itself vigorously in this matter.

On February 3, 2010, a class action complaint was filed in the United States District Court for the Northern District of California against E*TRADE Securities LLC by Joseph Roling on his own behalf and on behalf of all others similarly situated. The lead plaintiff alleges that E*TRADE Securities LLC unlawfully charged and collected certain account activity fees from its customers. Claimant, on behalf of himself and the putative class, asserts breach of contract, unjust enrichment and violation of California Civil Code Section 1671 and seeks equitable and injunctive relief for alleged illegal, unfair and fraudulent practices under California’s Unfair Competition Law, California Business and Professional Code Section 17200 et seq. The plaintiff seeks, among other things, certification of the class action on behalf of alleged similarly situated plaintiffs, unspecified damages and restitution of amounts allegedly wrongfully collected by E*TRADE Securities LLC, attorneys’ fees and expenses and injunctive relief. The Company moved to transfer venue on the case to the Southern District of New York; that motion was denied. The Court granted the Company’s motion to dismiss in part and denied the motion to dismiss in part. The Court bifurcated discovery to permit initial discovery on individual claims and class certification. Following preliminary discovery, Plaintiffs moved to amend their verified complaint for a second time, to assert new allegations and to add a plaintiff. The Company filed its opposition to this motion on December 27, 2011. On March 27, 2012, the Court granted the Company’s motion for summary judgement and granted the Company’s motion to dismiss. However, the Court allowed plaintiffs to seek a new class representative and permitted limited discovery on a narrow issue as to when the fee increase was posted on the Company’s website in 2005. On September 10, 2012, plaintiffs voluntarily withdrew the action with prejudice. E*TRADE paid no consideration for this dismissal, which was endorsed by the Court. There have been no appeals of the Court’s order dismissing the action.

On May 16, 2011, Droplets Inc., the holder of two patents pertaining to user interface servers, filed a complaint in the U.S. District Court for the Eastern District of Texas against E*TRADE Financial Corporation, E*TRADE Securities LLC, E*TRADE Bank and multiple other unaffiliated financial services firms. Plaintiff contends that the defendants engaged in patent infringement under federal law. Plaintiff seeks unspecified damages and an injunction against future infringements, plus royalties, costs, interest and attorneys’ fees. On September 30, 2011, the Company and several co-defendants filed a motion to transfer the case to the Southern District of New York. Venue discovery occurred throughout December 2011. On January 1, 2012, a new judge was assigned to the case. On March 28, 2012, a change of venue was granted and the case has been transferred to the United States District Court for the Southern District of New York. The Company filed its answer and counterclaim on June 13, 2012 and plaintiff has moved to dismiss the counterclaim. E*TRADE filed a motion for summary judgment. Plaintiffs have sought to change venue back to the Eastern District of Texas on the theory that this case is one of several matters that should be consolidated in a single multi-district litigation. No hearing date has been set. The Company will defend itself vigorously in this matter.

Several cases have been filed nationwide involving the April 2007 leveraged buyout (“LBO”) of the Tribune Company (“Tribune”) by Sam Zell, and the subsequent bankruptcy of Tribune. In William Niese et al. v. A.G. Edwards et al., in Superior Court of Delaware, New Castle County, former Tribune employees and retirees claimed that Tribune was actually insolvent at the time of the LBO and that the LBO constituted a fraudulent transaction that depleted the plaintiffs’ retirement plans, rendering them worthless. E*TRADE Clearing LLC, along with numerous other financial institutions, is a named defendant, but has not been served with process. One of the defendants removed the action to federal district court in Delaware on July 1, 2011. In Deutsche Bank Trust Company Americas et al. v. Adaly Opportunity Fund et al., filed in the Supreme Court of New York, New York County on June 3, 2011, the Trustees of certain notes issued by Tribune allege wrongdoing in connection with the LBO. In particular the Trustees claim that the LBO constituted a constructive fraudulent transfer under various state laws. E*TRADE Capital Markets, LLC, along with numerous other financial institutions, is a named defendant. In Deutsche Bank et al. v. Ohlson et al., filed in the U.S. District Court for the Northern District of Illinois, noteholders of Tribune asserted claims of constructive fraud. E*TRADE Capital Markets,

LLC is a named defendant. In EGI-TRB LLC et al. v. ABN-AMRO et al., filed in the Circuit Court of Cook County Illinois, creditors of Tribune assert fraudulent conveyance claims against multiple shareholder defendants. E*TRADE Clearing LLC is a named defendant. There have been several motions filed by various parties to transfer venue and to consolidate these actions. The Company’s time to answer or otherwise respond to the complaints has been stayed pending further orders of the Court. The Court has set a motion schedule for omnibus motion to dismiss to be heard on March 1, 2013. Discovery remains stayed during this period. The Company will defend itself vigorously in these matters.

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

Regulatory Matters

The securities and banking industries are subject to extensive regulation under federal, state and applicable international laws. From time to time, the Company has been threatened with or named as a defendant in, lawsuits, arbitrations and administrative claims involving securities, banking and other matters. The Company is also subject to periodic regulatory audits and inspections. Compliance and trading problems that are reported to regulators, such as the SEC, FINRA or OCC by dissatisfied customers or others are investigated by such regulators, and may, if pursued, result in formal claims being filed against the Company by customers or disciplinary action being taken against the Company or its employees by regulators. Any such claims or disciplinary actions that are decided against the Company could have a material impact on the financial results of the Company or any of its subsidiaries.

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

On January 19, 2010, the North Carolina Securities Division filed an administrative petition before the North Carolina Secretary of State against E*TRADE Securities LLC seeking to revoke the North Carolina securities dealer registration of E*TRADE Securities LLC or, alternatively, to suspend that registration until all North Carolina residents are made whole for their investments in auction rate securities purchased through

E*TRADE Securities LLC. On March 8, 2011, E*TRADE Securities LLC, without admitting or denying the underlying allegations, findings or conclusions, resolved the North Carolina administrative action by entering into a consent order (“North Carolina Order”) pursuant to which E*TRADE Securities LLC agreed to pay a $25,000 civil penalty and to reimburse the North Carolina Securities Division’s investigative costs of $400,000. E*TRADE Securities LLC also agreed to various undertakings set forth in the North Carolina Order, including additional internal training on fixed income products and the retention of an independent consultant to review E*TRADE Securities LLC’s policies and procedures related to the approval and sale of fixed income products. As of September 30, 2012, no existing North Carolina customers held any auction rate securities.

On July 21, 2010, the Colorado Division of Securities filed an administrative complaint in the Colorado Office of Administrative Courts against E*TRADE Securities LLC based upon purchases of auction rate securities through E*TRADE Securities LLC by Colorado residents. On October 19, 2011, E*TRADE Securities LLC and the Colorado Division of Securities reached an agreement in principle to settle the Colorado proceeding whereby E*TRADE Securities LLC offered to purchase auction rate securities held by Colorado customers who found themselves unable to sell their securities after those securities had been frozen in the broader auction rate securities market. The agreement in principle also included an agreement with the NASAA whereby E*TRADE Securities LLC offered to purchase auction rate securities purchased through E*TRADE Securities LLC on a nationwide basis and pay a $5 million penalty to be allocated among 48 states and the District of Columbia, Puerto Rico and the Virgin Islands but exclusive of North Carolina and South Carolina with whom E*TRADE Securities LLC previously had reached separate settlements. Under the agreement in principle each state will receive its allocated share of the $5 million penalty pursuant to administrative consent cease and desist orders to be entered into by each state. A Consent Order memorializing the agreement in principle as it related to Colorado customers was entered by the Colorado Securities Commissioner on November 16, 2011, and amended on November 23, 2011, whereby E*TRADE Securities LLC, without admitting or denying the underlying allegations, agreed to pay an administrative penalty to Colorado of $84,202, which amount constituted Colorado’s share of the total NASAA state settlement amount of $5 million, and to reimburse the Colorado Division of Securities’ costs associated with the administrative action in the amount of $596,580. Under the terms of the Consent Order, E*TRADE Securities LLC offered to purchase (or offered to arrange a third party to purchase), at par plus accrued and unpaid dividends and interest, from eligible investors nationwide their auction rate securities purchased through E*TRADE Securities LLC, or through an entity acquired by the Company, on or before February 13, 2008, if such auction rate securities had failed at auction at least once since February 13, 2008 (“the Purchase Offer”). E*TRADE Securities LLC also agreed to identify eligible investors who purchased auction rate securities through E*TRADE Securities LLC on or before February 13, 2008, and sold those securities below par between February 13, 2008, and November 16, 2011, and to reimburse those sellers the difference between par value and the actual sales price plus reasonable interest. E*TRADE Securities LLC agreed to hold open the Purchase Offer until May 15, 2012, and to various other undertakings set forth in the Consent Order, including the establishment of a dedicated toll-free telephone assistance line and website to provide information and to respond to questions regarding the Consent Order. As of September 30, 2012, the total amount of auction rate securities held by Colorado customers was approximately $25,000 and the total amount of auction rate securities held by E*TRADE Securities LLC customers nationwide (including Colorado customers) was approximately $2.8 million. The Company recorded a reserve of $48 million during the year ended December 31, 2011. During the second quarter of 2012, the Company recorded a benefit of $10.2 million related to a reduction in the reserve as a result of the completion of the Purchase Offer which expired on May 15, 2012. The reserve represented the Company’s estimate of the current fair value relative to par value of auction rate securities held by E*TRADE Securities LLC customers, as well as former customers who purchased auction rate securities through E*TRADE Securities LLC and are covered by the Consent Order. The agreement includes the resolution of all material individual auction rate securities arbitrations and litigations. The reserve also includes penalties and other estimated settlement costs.

On August 24, 2010, the South Carolina Securities Division filed an administrative complaint before the Securities Commissioner of South Carolina against E*TRADE Securities LLC based upon purchases of auction rate securities through E*TRADE Securities LLC by South Carolina residents. The complaint sought to suspend the South Carolina broker-dealer license of E*TRADE Securities LLC until South Carolina customers who purchased auction rate securities through E*TRADE Securities LLC and who wished to liquidate those positions were able to do so, and sought a fine not to exceed $10,000 for each potential violation of South Carolina statutes or rules. On March 25, 2011, E*TRADE Securities LLC, without admitting or denying the underlying allegations, findings or conclusions, resolved the South Carolina administrative action by entering into a consent order, pursuant to which E*TRADE Securities LLC agreed to pay a $10,000 civil penalty and to reimburse the South Carolina Securities Division’s investigative costs of $2,500. As of September 30, 2012, no existing South Carolina customers held any auction rate securities.

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

Loans

The Company provided access to real estate loans for its customers through a third party company. The Company structured this arrangement to minimize the assumption of any of the typical risks commonly associated with mortgage lending. The third party company that provided this product performed all processing and underwriting of these loans. Shortly after closing, the third party company purchased the loans from the Company and is responsible for the credit risk associated with these loans. The Company had $46.1 million in commitments to originate loans, $14.9 million in commitments to sell loans and no commitments to purchase loans at September 30, 2012.

Other Investments

The Company has investments in low-income housing tax credit partnerships and other limited partnerships. The Company had $4.4 million in commitments to fund low income housing tax credit partnerships and other limited partnerships as of September 30, 2012.

Securities, Unused Lines of Credit and Certificates of Deposit

At September 30, 2012, the Company had commitments to purchase $0.5 billion in securities and commitments to sell $0.4 billion in securities. In addition, the Company had approximately $0.1 billion of certificates of deposit scheduled to mature in less than one year and $0.7 billion of unfunded commitments to extend credit.

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

During the 30-year period prior to the redemption of the trust preferred securities, ETBH guarantees the accrued and unpaid distributions on these securities, as well as the redemption price of the securities and certain costs that may be incurred in liquidating, terminating or dissolving the trusts (all of which would otherwise be payable by the trusts). At September 30, 2012, management estimated that the maximum potential liability under this arrangement is equal to approximately $436.7 million or the total face value of these securities plus dividends, which may be unpaid at the termination of the trust arrangement.

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

The Company evaluates the performance of its segments based on the segment’s income (loss) before income taxes. Financial information for the Company’s reportable segments is presented in the following tables (dollars in thousands):

	Three Months Ended September 30, 2012
	Trading and Investing	Balance Sheet Management	Corporate/ Other	Total
Net operating interest income	$156,805	$104,072	$—	$260,877
Total non-interest income	150,662	78,502	(6)	229,158

Total net revenue	307,467	182,574	(6)	490,035
Provision for loan losses	—	141,019	—	141,019
Total operating expense	180,463	53,204	55,366	289,033

Income (loss) before other income (expense) and income taxes	127,004	(11,649)	(55,372)	59,983
Total other income (expense)	—	—	(96,286)	(96,286)

Income (loss) before income taxes	$127,004	$(11,649)	$(151,658)	(36,303)

Income tax benefit				(7,678)

Net loss				$(28,625)

	Three Months Ended September 30, 2011
	Trading and Investing	Balance Sheet Management	Corporate/ Other	Total
Net operating interest income	$185,532	$120,042	$4	$305,578
Total non-interest income	177,371	24,328	(2)	201,697

Total net revenue	362,903	144,370	2	507,275
Provision for loan losses	—	98,384	—	98,384
Total operating expense	237,853	66,425	37,434	341,712

Income (loss) before other income (expense) and income taxes	125,050	(20,439)	(37,432)	67,179
Total other income (expense)	—	—	(44,239)	(44,239)

Income (loss) before income taxes	$125,050	$(20,439)	$(81,671)	22,940

Income tax benefit				(47,756)

Net income				$70,696

	Nine Months Ended September 30, 2012
	Trading and Investing	Balance Sheet Management	Corporate/ Other	Total
Net operating interest income	$492,456	$332,374	$4	$824,834
Total non-interest income	472,771	134,254	(19)	607,006

Total net revenue	965,227	466,628	(15)	1,431,840
Provision for loan losses	—	280,227	—	280,227
Total operating expense	580,113	168,407	128,207	876,727

Income (loss) before other income (expense) and income taxes	385,114	17,994	(128,222)	274,886
Total other income (expense)	—	—	(184,655)	(184,655)

Income (loss) before income taxes	$385,114	$17,994	$(312,877)	90,231

Income tax expense				16,755

Net income				$73,476

	Nine Months Ended September 30, 2011
	Trading and Investing	Balance Sheet Management	Corporate/ Other	Total
Net operating interest income	$566,136	$364,549	$16	$930,701
Total non-interest income	546,704	84,229	(45)	630,888

Total net revenue	1,112,840	448,778	(29)	1,561,589
Provision for loan losses	—	317,578	—	317,578
Total operating expense	633,061	178,155	119,428	930,644

Income (loss) before other income (expense) and income taxes	479,779	(46,955)	(119,457)	313,367
Total other income (expense)	—	—	(128,855)	(128,855)

Income (loss) before income taxes	$479,779	$(46,955)	$(248,312)	184,512

Income tax expense				21,465

Net income				$163,047

Segment Assets

	Trading and Investing	Balance Sheet Management	Corporate / Other	Total
As of September 30, 2012	$10,256,828	$39,330,118	$768,659	$50,355,605
As of December 31, 2011	$9,608,020	$37,123,118	$1,209,314	$47,940,452

ITEM 4.    CONTROLS AND PROCEDURES

(a)

Our Chairman & Interim Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (“Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report, have concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

(b)

Our Chairman & Interim Chief Executive Officer and our Chief Financial Officer have evaluated the changes to the Company’s internal control over financial reporting that occurred during our last fiscal quarter ended September 30, 2012, as required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15, and have concluded that there were no such changes that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

On October 27, 2000, Ajaxo, Inc. (“Ajaxo”) filed a complaint in the Superior Court for the State of California, County of Santa Clara. Ajaxo sought damages and certain non-monetary relief for the Company’s alleged breach of a non-disclosure agreement with Ajaxo pertaining to certain wireless technology that Ajaxo offered the Company as well as damages and other relief against the Company for their alleged misappropriation of Ajaxo’s trade secrets. Following a jury trial, a judgment was entered in 2003 in favor of Ajaxo against the Company for $1.3 million for breach of the Ajaxo non-disclosure agreement. Although the jury found in favor of Ajaxo on its claim against the Company for misappropriation of trade secrets, the trial court subsequently denied Ajaxo’s requests for additional damages and relief. On December 21, 2005, the California Court of Appeal affirmed the above-described award against the Company for breach of the nondisclosure agreement but remanded the case to the trial court for the limited purpose of determining what, if any, additional damages

Ajaxo may be entitled to as a result of the jury’s previous finding in favor of Ajaxo on its claim against the Company for misappropriation of trade secrets. Although the Company paid Ajaxo the full amount due on the above-described judgment, the case was remanded back to the trial court, and on May 30, 2008, a jury returned a verdict in favor of the Company denying all claims raised and demands for damages against the Company. Following the trial court’s filing of entry of judgment in favor of the Company on September 5, 2008, Ajaxo filed post-trial motions for vacating this entry of judgment and requesting a new trial. By order dated November 4, 2008, the trial court denied these motions. On December 2, 2008, Ajaxo filed a notice of appeal with the Court of Appeal of the State of California for the Sixth District. Oral argument on the appeal was heard on July 15, 2010. On August 30, 2010, the Court of Appeal affirmed the trial court’s verdict in part and reversed the verdict in part, remanding the case. The Company petitioned the Supreme Court of California for review of the Court of Appeal decision. On December 16, 2010, the California Supreme Court denied the Company’s petition for review and remanded for further proceedings to the trial court. On September 20, 2011, the trial court granted limited discovery at a conference on November 4, 2011. The testimonial phase of the third trial in this matter commenced on February 21 and 22, 2012 and concluded on June 12, 2012. The parties await decision on whether there will be a second phase of this bench trial. The Company will continue to defend itself vigorously.

On October 2, 2007, a class action complaint alleging violations of the federal securities laws was filed in the United States District Court for the Southern District of New York against the Company and its then Chief Executive Officer and Chief Financial Officer, Mitchell H. Caplan and Robert J. Simmons, respectively, by Larry Freudenberg on his own behalf and on behalf of others similarly situated (the “Freudenberg Action”). On July 17, 2008, the trial court consolidated this action with four other purported class actions, all of which were filed in the United States District Court for the Southern District of New York and which were based on the same facts and circumstances. On January 16, 2009, plaintiffs served their consolidated amended class action complaint in which they also named Dennis Webb, the Company’s former Capital Markets Division President, as a defendant. Plaintiffs contend, among other things, that the value of the Company’s stock between April 19, 2006 and November 9, 2007 was artificially inflated because the defendants issued materially false and misleading statements and failed to disclose that the Company was experiencing a rise in delinquency rates in its mortgage and home equity portfolios; failed to timely record an impairment on its mortgage and home equity portfolios; materially overvalued its securities portfolio, which included assets backed by mortgages; and based on the foregoing, lacked a reasonable basis for the positive statements made about the Company’s earnings and prospects. The parties entered into a Memorandum of Understanding (“MOU”) on December 17, 2011 to settle these consolidated actions. On May 17, 2012, the parties submitted a Stipulation of Settlement and other supporting documents to the court for review. Under the terms of the Stipulation of Settlement, the Company and its insurance carriers will pay $79.0 million in return for full releases. Approximately $11.0 million of the total settlement figure will be paid by the Company, and was expensed in the year ended December 31, 2011. This settlement was approved by the court and the class was certified by a final judgement and order of dismissal dated October 22, 2012. Administration of the settlement will continue into 2013.

On October 17, 2007, the SEC initiated an informal inquiry into matters related to the Company’s mortgage loan and mortgage-related securities investment portfolios. The Company is cooperating fully with the SEC in this matter.

On August 15, 2008, Ronald M. Tate as trustee of the Ronald M. Tate Trust Dtd 4/13/88, and George Avakian filed an action in the United States District Court for the Southern District of New York against the Company, Mitchell H. Caplan and Robert J. Simmons based on the same facts and circumstances, and containing the same claims, as the Freudenberg consolidated actions discussed above. By agreement of the parties and approval of the court, the Tate action was consolidated with the Freudenberg consolidated actions for the purpose of pre-trial discovery. Plaintiffs seek to recover damages in an amount to be proven at trial, including interest, attorneys’ and expert fees and costs. The plaintiffs in this action moved for exclusion from the settlement class in Freudenberg. The Court granted that relief on October 11, 2012 and ordered the parties to provide a status update within 30 days of its order.

Based upon the same facts and circumstances alleged in the Freudenberg consolidated actions discussed above, a verified shareholder derivative complaint was filed in the United States District Court for the Southern District of New York on October 4, 2007 by Catherine Rubery, against the Company and its then Chief Executive Officer, President/Chief Operating Officer, Chief Financial Officer and individual members of its board of directors. The Rubery complaint was consolidated with another shareholder derivative complaint brought by shareholder Marilyn Clark in the same court and against the same named defendants. On July 26, 2010, plaintiffs served their consolidated amended complaint, in which they also named Dennis Webb, the Company’s former Capital Markets Division President, as a defendant. Plaintiffs allege, among other things, causes of action for breach of fiduciary duty, waste of corporate assets, unjust enrichment, and violation of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaint seeks, among other things, unspecified monetary damages in favor of the Company, changes to certain corporate governance procedures and various forms of injunctive relief. While plaintiffs and defendants have agreed to many corporate governance provisions, the parties have not reached an agreement on the issue of plaintiffs’ attorneys’ fees. The Company will continue to defend itself vigorously in this matter.

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

On January 19, 2010, the North Carolina Securities Division filed an administrative petition before the North Carolina Secretary of State against E*TRADE Securities LLC seeking to revoke the North Carolina securities dealer registration of E*TRADE Securities LLC or, alternatively, to suspend that registration until all North Carolina residents are made whole for their investments in auction rate securities purchased through E*TRADE Securities LLC. On March 8, 2011, E*TRADE Securities LLC, without admitting or denying the underlying allegations, findings or conclusions, resolved the North Carolina administrative action by entering into a consent order (“North Carolina Order”) pursuant to which E*TRADE Securities LLC agreed to pay a $25,000 civil penalty and to reimburse the North Carolina Securities Division’s investigative costs of $400,000. E*TRADE Securities LLC also agreed to various undertakings set forth in the North Carolina Order, including additional internal training on fixed income products and the retention of an independent consultant to review E*TRADE Securities LLC’s policies and procedures related to the approval and sale of fixed income products. As of September 30, 2012, no existing North Carolina customers held any auction rate securities.

On February 3, 2010, a class action complaint was filed in the United States District Court for the Northern District of California against E*TRADE Securities LLC by Joseph Roling on his own behalf and on behalf of all others similarly situated. The lead plaintiff alleges that E*TRADE Securities LLC unlawfully charged and collected certain account activity fees from its customers. Claimant, on behalf of himself and the putative class, asserts breach of contract, unjust enrichment and violation of California Civil Code Section 1671 and seeks equitable and injunctive relief for alleged illegal, unfair and fraudulent practices under California’s Unfair Competition Law, California Business and Professional Code Section 17200 et seq. The plaintiff seeks, among other things, certification of the class action on behalf of alleged similarly situated plaintiffs, unspecified damages and restitution of amounts allegedly wrongfully collected by E*TRADE Securities LLC, attorneys’ fees and expenses and injunctive relief. The Company moved to transfer venue on the case to the Southern District of New York; that motion was denied. The Court granted the Company’s motion to dismiss in part and denied the motion to dismiss in part. The Court bifurcated discovery to permit initial discovery on individual claims and class certification. Following preliminary discovery, Plaintiffs moved to amend their verified complaint for a second time, to assert new allegations and to add a plaintiff. The Company filed its opposition to this motion on

December 27, 2011. On March 27, 2012, the Court granted the Company’s motion for summary judgement and granted the Company’s motion to dismiss. However, the Court allowed plaintiffs to seek a new class representative and permitted limited discovery on a narrow issue as to when the fee increase was posted on the Company’s website in 2005. On September 10, 2012, plaintiffs voluntarily withdrew the action with prejudice. E*TRADE paid no consideration for this dismissal, which was endorsed by the Court. There have been no appeals of the Court’s order dismissing the action.

On July 21, 2010, the Colorado Division of Securities filed an administrative complaint in the Colorado Office of Administrative Courts against E*TRADE Securities LLC based upon purchases of auction rate securities through E*TRADE Securities LLC by Colorado residents. On October 19, 2011, E*TRADE Securities LLC and the Colorado Division of Securities reached an agreement in principle to settle the Colorado proceeding whereby E*TRADE Securities LLC offered to purchase auction rate securities held by Colorado customers who found themselves unable to sell their securities after those securities had been frozen in the broader auction rate securities market. The agreement in principle also included an agreement with the NASAA whereby E*TRADE Securities LLC offered to purchase auction rate securities purchased through E*TRADE Securities LLC on a nationwide basis and pay a $5 million penalty to be allocated among 48 states and the District of Columbia, Puerto Rico and the Virgin Islands but exclusive of North Carolina and South Carolina with whom E*TRADE Securities LLC previously had reached separate settlements. Under the agreement in principle each state will receive its allocated share of the $5 million penalty pursuant to administrative consent cease and desist orders to be entered into by each state. A Consent Order memorializing the agreement in principle as it related to Colorado customers was entered by the Colorado Securities Commissioner on November 16, 2011, and amended on November 23, 2011, whereby E*TRADE Securities LLC, without admitting or denying the underlying allegations, agreed to pay an administrative penalty to Colorado of $84,202, which amount constituted Colorado’s share of the total NASAA state settlement amount of $5 million, and to reimburse the Colorado Division of Securities’ costs associated with the administrative action in the amount of $596,580. Under the terms of the Consent Order, E*TRADE Securities LLC offered to purchase (or offered to arrange a third party to purchase), at par plus accrued and unpaid dividends and interest, from eligible investors nationwide their auction rate securities purchased through E*TRADE Securities LLC, or through an entity acquired by the Company, on or before February 13, 2008, if such auction rate securities had failed at auction at least once since February 13, 2008 (“the Purchase Offer”). E*TRADE Securities LLC also agreed to identify eligible investors who purchased auction rate securities through E*TRADE Securities LLC on or before February 13, 2008, and sold those securities below par between February 13, 2008, and November 16, 2011, and to reimburse those sellers the difference between par value and the actual sales price plus reasonable interest. E*TRADE Securities LLC agreed to hold open the Purchase Offer until May 15, 2012, and to various other undertakings set forth in the Consent Order, including the establishment of a dedicated toll-free telephone assistance line and website to provide information and to respond to questions regarding the Consent Order. As of September 30, 2012, the total amount of auction rate securities held by Colorado customers was approximately $25,000 and the total amount of auction rate securities held by E*TRADE Securities LLC customers nationwide (including Colorado customers) was approximately $2.8 million. The Company recorded a reserve of $48 million during the year ended December 31, 2011. During the second quarter of 2012, the Company recorded a benefit of $10.2 million related to a reduction in the reserve as a result of the completion of the Purchase Offer which expired on May 15, 2012. The reserve represented the Company’s estimate of the current fair value relative to par value of auction rate securities held by E*TRADE Securities LLC customers, as well as former customers who purchased auction rate securities through E*TRADE Securities LLC and are covered by the Consent Order. The agreement includes the resolution of all material individual auction rate securities arbitrations and litigations. The reserve also includes penalties and other estimated settlement costs.

On August 24, 2010, the South Carolina Securities Division filed an administrative complaint before the Securities Commissioner of South Carolina against E*TRADE Securities LLC based upon purchases of auction rate securities through E*TRADE Securities LLC by South Carolina residents. The complaint sought to suspend the South Carolina broker-dealer license of E*TRADE Securities LLC until South Carolina customers who purchased auction rate securities through E*TRADE Securities LLC and who wished to liquidate those positions were able to do so, and sought a fine not to exceed $10,000 for each potential violation of South Carolina statutes or rules. On March 25, 2011, E*TRADE Securities LLC, without admitting or denying the underlying allegations, findings or conclusions, resolved the South Carolina administrative action by entering into a consent order, pursuant to which E*TRADE Securities LLC agreed to pay a $10,000 civil penalty and to reimburse the South Carolina Securities Division’s investigative costs of $2,500. As of September 30, 2012, no existing South Carolina customers held any auction rate securities.

On May 16, 2011, Droplets Inc., the holder of two patents pertaining to user interface servers, filed a complaint in the U.S. District Court for the Eastern District of Texas against E*TRADE Financial Corporation, E*TRADE Securities LLC, E*TRADE Bank and multiple other unaffiliated financial services firms. Plaintiff contends that the defendants engaged in patent infringement under federal law. Plaintiff seeks unspecified damages and an injunction against future infringements, plus royalties, costs, interest and attorneys’ fees. On September 30, 2011, the Company and several co-defendants filed a motion to transfer the case to the Southern District of New York. Venue discovery occurred throughout December 2011. On January 1, 2012, a new judge was assigned to the case. On March 28, 2012, a change of venue was granted and the case has been transferred to the United States District Court for the Southern District of New York. The Company filed its answer and counterclaim on June 13, 2012 and plaintiff has moved to dismiss the counterclaim. E*TRADE filed a motion for summary judgment. Plaintiffs have sought to change venue back to the Eastern District of Texas on the theory that this case is one of several matters that should be consolidated in a single multi-district litigation. No hearing date has been set. The Company will defend itself vigorously in this matter.

Several cases have been filed nationwide involving the April 2007 leveraged buyout (“LBO”) of the Tribune Company (“Tribune”) by Sam Zell, and the subsequent bankruptcy of Tribune. In William Niese et al. v. A.G. Edwards et al., in Superior Court of Delaware, New Castle County, former Tribune employees and retirees claimed that Tribune was actually insolvent at the time of the LBO and that the LBO constituted a fraudulent transaction that depleted the plaintiffs’ retirement plans, rendering them worthless. E*TRADE Clearing LLC, along with numerous other financial institutions, is a named defendant, but has not been served with process. One of the defendants removed the action to federal district court in Delaware on July 1, 2011. In Deutsche Bank Trust Company Americas et al. v. Adaly Opportunity Fund et al., filed in the Supreme Court of New York, New York County on June 3, 2011, the Trustees of certain notes issued by Tribune allege wrongdoing in connection with the LBO. In particular the Trustees claim that the LBO constituted a constructive fraudulent transfer under various state laws. E*TRADE Capital Markets, LLC, along with numerous other financial institutions, is a named defendant. In Deutsche Bank et al. v. Ohlson et al., filed in the U.S. District Court for the Northern District of Illinois, noteholders of Tribune asserted claims of constructive fraud. E*TRADE Capital Markets, LLC is a named defendant. In EGI-TRB LLC et al. v. ABN-AMRO et al., filed in the Circuit Court of Cook County Illinois, creditors of Tribune assert fraudulent conveyance claims against multiple shareholder defendants. E*TRADE Clearing LLC is a named defendant. There have been several motions filed by various parties to transfer venue and to consolidate these actions. The Company’s time to answer or otherwise respond to the complaints has been stayed pending further orders of the Court. The Court has set a motion schedule for omnibus motion to dismiss to be heard on March 1, 2013. Discovery remains stayed during this period. The Company will defend itself vigorously in these matters.

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

The risks relating to the regulation of our business presented below are updated from what was previously disclosed in our 2011 Annual Report on Form 10-K and should be considered in addition to all of the other risk factors disclosed in our 2011 Annual Report on Form 10-K.

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

Similarly, E*TRADE Financial Corporation and ETB Holdings, Inc., as savings and loan holding companies, and E*TRADE Bank, E*TRADE Savings Bank and E*TRADE United Bank, as federally chartered savings banks, are subject to extensive regulation, supervision and examination by the OCC and the Federal Reserve (including pursuant to the terms of the memoranda of understanding that E*TRADE Financial Corporation entered into with the Federal Reserve and that E*TRADE Bank entered into with the OCC) and, in the case of the savings banks, also the FDIC. Such regulation covers all banking business, including lending practices, safeguarding deposits, capital structure, recordkeeping, transactions with affiliates and conduct and qualifications of personnel.

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

We have initiated a review of order handling practices and pricing for order flow between E*TRADE Securities LLC and our registered market-maker. The review was prompted by questions raised by a member of our Board of Directors and was initiated at the request of our Chairman and General Counsel as a result of the questions raised. The purpose of the review is to ensure that E*TRADE Securities is providing “best execution” of customer orders and dealing appropriately with its affiliate under applicable regulatory standards. The review is being conducted by separate firms of outside broker-dealer and bank regulatory counsel and we have informed the applicable regulatory agencies of the review. Based upon the review to date, the firms have recommended that we implement changes to improve upon our standards, processes and compliance procedures. The Company agrees with these recommendations and is implementing them. Broker-dealer counsel is currently completing its analysis of the data necessary to assess the quality of execution by E*TRADE Securities and bank regulatory counsel will complete its review following the completion of the review by broker-dealer counsel. If violations are found, bank and federal and state securities regulators could initiate investigations and we could be subject to monetary penalties and cease-and-desist orders. Claims might also be made by customers of our broker-dealer. Any of these actions could adversely affect our market making and trade execution businesses.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

*10.1	Separation Agreement dated August 9, 2012 by and between the Company and Steven J. Freiberg.

*31.1	Certification—Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification—Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification—Section 906 of the Sarbanes-Oxley Act of 2002

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 1, 2012

E*TRADE Financial Corporation (Registrant)

By	/S/ FRANK J. PETRILLI
Frank J. Petrilli Chairman & Interim Chief Executive Officer (Principal Executive Officer)

By	/S/ MATTHEW J. AUDETTE
Matthew J. Audette Chief Financial Officer (Principal Financial and Accounting Officer)