Form 10-K
period 2012-12-31
E TRADE FINANCIAL Corp
filed 2013-02-26
CIK 1015780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At June 30, 2012, the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $1.7 billion (based upon the closing price per share of the registrant’s common stock as reported by the NASDAQ Global Select Market on that date). Shares of common stock held by each officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of February 22, 2013, there were 286,626,031 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the definitive Proxy Statement related to the Company’s 2013 Annual Meeting of Shareholders, to be filed hereafter (incorporated into Part III hereof).

E*TRADE FINANCIAL CORPORATION

FORM 10-K ANNUAL REPORT

For the Year Ended December 31, 2012

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

Our corporate offices are located at 1271 Avenue of the Americas, 14th Floor, New York, New York 10020. We were incorporated in California in 1982 and reincorporated in Delaware in July 1996. We had approximately 3,000 employees at December 31, 2012. We operate directly and through numerous subsidiaries, many of which are overseen by governmental and self-regulatory organizations. Our most significant subsidiaries are described below:

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

•

E*TRADE Clearing LLC is the clearing firm for our brokerage subsidiaries and is a wholly-owned operating subsidiary of E*TRADE Bank. Its main purpose is to clear and settle securities transactions for customers of other broker-dealers, including E*TRADE Securities LLC; and

•	G1 Execution Services, LLC (formerly known as E*TRADE Capital Markets, LLC) is a registered broker-dealer and market maker.

A complete list of our subsidiaries at December 31, 2012 can be found in Exhibit 21.1.

We provide services to customers in the U.S. through our website at www.etrade.com. In addition to our website, we also provide services through our network of customer service representatives and financial consultants. We also provide these services over the phone or in person through our 30 E*TRADE branches. Information on our website is not a part of this report.

STRATEGY

Our core business is our trading and investing customer franchise. Building on the strengths of this franchise, our strategy is focused on:

•

Strengthening our overall financial and franchise position. We are focused on achieving a more efficient distribution of capital between our regulated entities, improving capital ratios by reducing risk, deleveraging the balance sheet and reducing costs, and enhancing our enterprise-wide risk management culture and capabilities.

•	Improving our market position in our retail brokerage business. We plan to accelerate the growth in our customer franchise and to continue enhancing the customer experience.

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

•

Continuing to manage and de-risk the Bank. We are focused on optimizing the value of customer deposits, while continuing to mitigate credit losses in our loan portfolio, and improving the Bank’s risk profile. In addition, we do not plan to offer new banking products to customers, including mortgages.

PRODUCTS AND SERVICES

We assess the performance of our business based on our segments, trading and investing and balance sheet management. We consider multiple factors, including the competitiveness of our pricing compared to similar products and services in the market, the overall profitability of our businesses and customer relationships when pricing our various products and services. We manage the performance of our business using various customer activity and financial metrics, including daily average revenue trades (“DARTs”), average commission per trade, margin receivables, end of period brokerage accounts, net new brokerage accounts, brokerage account attrition rate, customer assets, net new brokerage assets, brokerage related cash, corporate cash, E*TRADE Financial Tier 1 leverage and common ratios, E*TRADE Bank Tier 1 leverage ratio, special mention loan delinquencies, allowance for loan losses, enterprise net interest spread and average enterprise interest-earning assets. Costs associated with certain functions that are centrally-managed are separately reported in a corporate/other category.

Trading and Investing

Our trading and investing segment offers a full suite of financial products and services to individual retail investors. The most significant of these products and services are described below:

Trading Products and Services

•	automated order placement and execution of U.S. equities, futures, options, exchange-traded funds, forex and bond orders;

•	FDIC insured sweep deposit accounts that automatically transfer funds to and from customer brokerage accounts;

•

access to E*TRADE Mobile, which allows customers to securely trade, monitor real-time investment, market and account information and transfer funds between accounts via iPhone®, iPad®, AndroidTM, Windows® Phone or BlackBerry®;

•

use of E*TRADE Pro, our desktop trading software for qualified active traders, which provides customers with customization capabilities, an expanded feature set, news and information, plus live streaming news via CNBC TV;

•	two-second execution guarantee on all qualified market orders for Standard & Poor’s (“S&P”) 500 stocks and exchange-traded funds;

•	margin accounts allowing customers to borrow against their securities;

•	cross-border trading, which allows customers residing outside of the U.S. to trade in U.S. securities;

•

access to 77 international markets with American depositary receipts (“ADRs”), exchange-traded funds (“ETFs”), and mutual funds, plus online equity trading in local currencies in Canada, France, Germany, Hong Kong, Japan and the United Kingdom; and

•

research and trading idea generation tools that assist customers with identifying investment opportunities including Analyst and Technical research, Consensus Ratings, and market commentary from Morningstar, Dreyfus and BondDesk Group.

Retirement and Investing Products and Services

•	no annual fee and no minimum individual retirement accounts; plus, Rollover Specialists to guide customers through the rollover process;

•

retirement planning resources including our easy-to-use Retirement planning calculator that provides a customized action plan to help customers get on track with personal retirement savings goals, and access to Chartered Retirement Planning CounselorsSM who can provide customers with one-on-one portfolio evaluations and personalized plans;

•	OneStop Rollover, a simplified, online rollover program that enables investors to invest their 401(k) savings from a previous employer into a professionally-managed portfolio;

•	access to all ETFs sold, including over 80 commission-free ETFs from leading independent providers, and over 7,700 non-proprietary mutual funds;

•	managed investment portfolio advisory services with an investment of $25,000 or more from an affiliated registered investment advisor, which provides one-on-one professional portfolio management;

•

unified managed account advisory services with an investment of $250,000 or more from an affiliated registered investment advisor, which provides customers the opportunity to work with a dedicated investment professional to obtain a comprehensive, integrated approach to asset allocation, investments, portfolio rebalancing and tax management;

•	comprehensive Online Portfolio Advisor to help customers identify the right asset allocation and provide a range of solutions including a one-time investment portfolio or a managed investment account;

•	fixed income tools in our Bond Resource Center aimed at helping customers identify, evaluate and implement fixed income investment strategies;

•	comprehensive Investor Education Center that provides investing and trading resources via online videos, web seminars and web tutorials; and

•	FDIC insured deposit accounts, including checking, savings and money market accounts.

Corporate Services

We offer software and services for managing equity compensation plans for corporate customers. Our Equity Edge OnlineTM platform facilitates the management of employee stock option plans, employee stock purchase plans and restricted stock plans, including necessary accounting and reporting functions. This is a product of the trading and investing segment since it serves as an introduction to E*TRADE for many employees of our corporate customers who conduct equity option and restricted stock transactions, with our goal being that these individuals will also use our retail products and services. Equity Edge OnlineTM was rated #1 in overall satisfaction and loyalty by Group Five, an independent consulting and research firm, in its 2012 Stock Plan Administration Study Industry Report.

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

For statistical information regarding products and services, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”). Three years of segment financial performance and data can be found in the MD&A and in Note 20—Segment Information of Item 8. Financial Statements and Supplementary Data.

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

We provide sales and customer support through the following channels of our registered broker-dealer and investment advisory subsidiaries:

•

Branches—we have 30 branches located in the U.S. where retail investors can go to service any of their needs while receiving face to face customer support. Financial consultants are also available on-site to help customers assess their current asset allocation and develop plans to help them achieve their investment goals. Customers can also contact our financial consultants via phone or e-mail if they cannot visit the branches.

•

Online—we have an Online Advisor tool available that provides asset allocation and a range of investment solutions that can be managed online or through a dedicated investment professional. We also have an Online Service Center where customers can request services on their accounts and obtain answers to frequently asked questions. The online service center also provides customers with the ability to send a secure message and/or engage in Live Chat with one of our customer service representatives.

•

Telephonic—we have a toll free number that connects customers to an automated phone system which will help ensure that they are directed to the appropriate department where a financial consultant or licensed customer service representative can assist with their inquiry.

TECHNOLOGY

We believe our focus on being a technological leader in the financial services industry enhances our competitive position. This focus allows us to deploy a secure, scalable technology and back office platform that promotes innovative product development and delivery. We continued to invest in these critical platforms in 2012, helping to drive significant efficiencies as well as enhancing our service and operational support capabilities. Our technology platform also enabled us to deliver trading and investing functionality with the introduction of E*TRADE 360, enhanced mobile offerings across new devices and upgrades to our trading platforms.

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

Our regulators, rulemaking agencies and primary securities exchanges in the U.S. include, among others, the Securities and Exchange Commission (“SEC”), the Financial Industry Regulatory Authority (“FINRA”), the New York Stock Exchange (“NYSE”), the National Association of Securities Dealers Automated Quotations (“NASDAQ”), the FDIC, the Board of Governors of the Federal Reserve System (“Federal Reserve”), the Municipal Securities Rulemaking Board, the Office of the Comptroller of the Currency (“OCC”) and the Consumer Financial Protection Bureau (“CFPB”).

Both our brokerage and banking entities are subject to the Bank Secrecy Act, as amended by the USA PATRIOT ACT of 2001 (“BSA/USA PATRIOT Act”), which requires financial institutions to develop anti-money laundering (“AML”) programs to assist in the prevention and detection of money laundering. In order to comply with the BSA/USA PATRIOT Act, we have an AML department that is responsible for developing and implementing our enterprise-wide programs for compliance with the various anti-money laundering and counter-terrorist financing laws and regulations. Our brokerage and banking entities are also subject to U.S. sanctions laws administered by the Office of Foreign Assets Control and we have policies and procedures in place to comply with these laws.

For customer privacy and information security, under the rules of the Gramm-Leach-Bliley Act of 1999, our brokerage and banking entities are required to disclose their privacy policies and practices related to sharing customer information with affiliates and non-affiliates. The rules also give customers the ability to “opt out” of having non-public information disclosed to third parties or receiving marketing solicitations from affiliates and non-affiliates based on non-public information received from our brokerage and banking entities.

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

Each of our banking entities has deposits insured by the FDIC and pays quarterly assessments to the Deposit Insurance Fund (“DIF”), maintained by the FDIC, to pay for this insurance coverage. As of April 1, 2011, the assessment base for insured depository institutions was changed from domestic deposits, with some adjustments, to average consolidated total assets minus average tangible equity. The FDIC also changed its methodology for calculating the assessment rate for E*TRADE Bank and other large and highly complex depository institutions. The new risk-based assessment utilizes a scorecard method for calculating a large depository institution’s assessment rate based on a number of factors, including the institution’s CAMELS ratings, asset quality and brokered deposits. In October 2012, the FDIC amended its 2011 rule to revise the definition of certain higher risk assets used to calculate the quarterly insurance assessment beginning on April 1, 2013. The FDIC will continue to assess the changes to the assessment rates at least annually.

Financial Regulatory Reform Legislation and Basel III Framework

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) was signed into law on July 21, 2010 and includes comprehensive changes to the financial services industry. Under the Dodd-Frank Act, our former primary federal bank regulator, the Office of Thrift Supervision (“OTS”), was abolished in July 2011 and its functions and personnel distributed among the OCC, the FDIC and Federal Reserve. In addition, the CFPB will oversee compliance by the Company with federal consumer finance laws. Although the Dodd-Frank Act maintains the federal thrift charter, it eliminates certain benefits of the charter and imposes new penalties for failure to comply with the qualified thrift lender test. The Dodd-Frank Act also requires all companies, including savings and loan holding companies, that directly or indirectly control an insured depository institution to serve as a source of strength for the institution.

The Dodd-Frank Act requires various federal agencies to adopt a broad range of new rules and regulations, the details, substance and impact of which may not fully be known for months or years. However, the implementation of holding company capital requirements will impact us as the parent company was not previously subject to regulatory capital requirements. These requirements are expected to become effective within the next three years. We believe these capital ratios are an important measure of capital strength and accordingly we manage our capital against the current capital ratios that apply to bank holding companies in preparation for the application of these requirements. We are currently in compliance with the current capital requirements that apply to bank holding companies and we have no plans to raise additional capital as a result of this new law.

The current risk-based capital guidelines that apply to E*TRADE Bank are based upon the 1988 capital accords of the Basel Committee on Banking Supervision (“BCBS”), a committee of central banks and bank supervisors, as implemented by the U.S. Federal banking agencies, including the OCC, commonly known as Basel I. The Basel II framework was finalized by U.S. banking agencies in 2007; however, E*TRADE Bank did not meet the threshold requirements for Basel II and, therefore, has never been subject to the requirements of Basel II. In September 2010, the Group of Governors and Heads of Supervision, the oversight body of the BCBS, announced agreement on the calibration and phase-in arrangements for a strengthened set of capital and liquidity requirements, known as the Basel III framework. The final Basel III framework was released in December 2010 and is subject to individual adoption by member nations, including the U.S. The Basel III framework is intended to strengthen the prudential standards for large and internationally active banks; however, it may be applied by U.S. regulators to other banking institutions.

In June 2012, the U.S. Federal banking agencies published notices of proposed rulemaking for comment related to the implementation of the Basel III framework for the calculation and components of a banking organization’s regulatory capital and a U.S. version of the international standardized approach for calculating a banking organization’s risk-weighted assets. In November 2012, the banking agencies announced a delay in the implementation of Basel III in the U.S. and have not yet issued final Basel III rules. We believe the most relevant elements of the proposal to us relate to the proposed risk-weighting of mortgage loans and margin receivables in addition to the inclusion in the calculation of Common Tier 1 capital of unrealized gains (losses) on all available-for-sale debt securities. Under the current proposal, we do not believe the incorporation of these elements have a significant impact on our current capital ratios. However, the final impact of the Basel III capital standards on regulatory requirements will remain uncertain until the final rules for implementing Basel III are adopted for U.S. institutions. We will continue to monitor the ongoing rule-making and comment process to assess both the timing and the impact of the Dodd-Frank Act and Basel III capital standards on our business.

On October 9, 2012, the Federal Reserve adopted final regulations implementing the requirement for certain Federal Reserve-regulated savings and loan holding companies including the Company to conduct company-run stress tests on an annual basis. Under the Federal Reserve’s stress test regulations, we will be required to utilize stress-testing methodologies providing for results under at least three different sets of conditions, including baseline, adverse, and severely adverse conditions. The final regulations will apply to the Company in the fall of the calendar year after it becomes subject to minimum capital requirements, a period which has not yet been specified. We conducted a company-run stress test for the Company, which we believe is consistent with the Federal Reserve’s methodologies, and provided the results to the Federal Reserve with the submission of the long-term strategic and capital plan.

Also on October 9, 2012, the OCC adopted final regulations implementing the requirement for national banks or federal savings associations with over $10 billion in average total consolidated assets, including E*TRADE Bank to conduct company-run stress tests on an annual basis. Under the OCC’s stress test regulations, E*TRADE Bank also will be required to utilize stress-testing methodologies providing for results under at least three different sets of conditions, including baseline, adverse and severely adverse scenarios. The final regulations require E*TRADE Bank to conduct its first stress test using financial statement data as of September 30, 2013, and it will be required to report results to the OCC on or before March 31, 2014. We conducted a company-run stress test for E*TRADE Bank, which we believe is consistent with the OCC’s methodologies, and provided the results to the OCC with the submission of the long-term strategic and capital plan.

For additional regulatory information on our brokerage and banking regulations, see Note 17—Regulatory Requirements of Item 8. Financial Statements and Supplementary Data.

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

We incurred net losses of $112.6 million and $28.5 million for the years ended December 31, 2012 and 2010, respectively. The loss in 2010 was due primarily to the credit losses in the loan portfolio and, in 2012, the loss was due primarily to a $256.9 million loss on the early extinguishment of all the 12 1/2% springing lien notes due November 2017 (“12 1/2% Springing lien notes”) and 7 7/8% senior notes due December 2015 (“7 7/8% Notes”). Although we have taken a significant number of steps to reduce our credit exposure and reported net income of $156.7 million for the year ended December 31, 2011, we likely will continue to suffer credit losses in 2013. In late 2007, we experienced a substantial diminution of customer assets and accounts as a result of customer concerns regarding our credit related exposures. While we were able to stabilize our retail franchise during the ensuing period, it could take additional time to fully mitigate the credit issues in our loan portfolio, which could result in a continued net loss position.

We will continue to experience losses in our mortgage loan portfolio.

At December 31, 2012, the principal balance of our home equity loan portfolio was $4.2 billion and the allowance for loan losses for this portfolio was $257.3 million. At December 31, 2012, the principal balance of our one- to four-family loan portfolio was $5.4 billion and the allowance for loan losses for this portfolio was $183.9 million. Although the provision for loan losses has improved in recent periods, performance is subject to variability in any given quarter and we cannot state with certainty that the declining loan loss trend will continue. In addition, a significant portion of our mortgage loan portfolio is secured by properties worth less than the outstanding balance of loans secured by such properties. There can be no assurance that our allowance for loan losses will be adequate if the residential real estate and credit markets deteriorate beyond our expectations. During the normal course of conducting examinations, our banking regulators, the OCC and Federal Reserve, continue to review our business and practices. This process is dynamic and ongoing and we cannot be certain that additional changes or actions will not result from their continuing review. We may be required under such circumstances to further increase the allowance for loan losses, which could have an adverse effect on our regulatory capital position and our results of operations in future periods.

The carrying value of the home equity and one- to four-family loan portfolios was $4.0 billion and $5.3 billion, respectively, at December 31, 2012. The home equity and one- to four-family loan portfolios are held on the consolidated balance sheet at carrying value because they are classified as held for investment, which indicates that we have the intent and ability to hold them for the foreseeable future or until maturity. The fair value of our home equity and one- to four-family loan portfolios was estimated to be $3.6 billion and $4.6 billion, respectively, at December 31, 2012, in accordance with the fair value measurements accounting guidance, as disclosed in Note 3—Fair Value Disclosures of Item 8. Financial Statements and Supplementary Data. The fair value of the home equity and one- to four-family loan portfolios was estimated using a modeling technique that discounted future cash flows based on estimated principal and interest payments over the life of the loans, including expected losses and prepayments. There was limited or no observable market data for the home equity and one- to four-family loan portfolios. Given the limited market data, the fair value measurements cannot be determined with precision and the amount that would be realized in a forced liquidation, an actual sale or immediate settlement could be significantly lower than both the carrying value and the estimated fair value of the portfolio. In addition, changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results of current or future fair value estimates.

Certain characteristics of our mortgage loan portfolio indicate an increased risk of loss. For example, at December 31, 2012:

•	approximately 50% and 60% of the one- to four-family and home equity loan portfolios, respectively, had a current loan-to-value (“LTV”)/combined loan-to-value (“CLTV”) of greater than 100%;

•	approximately 57% and 49% of the one- to four-family and home equity loan portfolios, respectively, were originated with low or no documentation;

•	borrowers with current FICO scores less than 700 consisted of approximately 39% and 37% of the one- to four-family and home equity loan portfolios, respectively; and

•	approximately 82% and 88% of the one- to four-family and home equity loan portfolios, respectively, were purchased from a third party.

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

Approximately 85% of the home equity loan portfolio consists of second lien loans on residential real estate properties. The average estimated current CLTV on our home equity loan portfolio was 114% as of December 31, 2012. We hold both the first and second lien positions in less than 1% of the home equity loan portfolio, exposing us to risk associated with the actions and inactions of the first lien lender.

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

Home equity lines of credit convert to amortizing loans at the end of the draw period, which ranges from five to ten years. At December 31, 2012, the vast majority of the home equity line of credit portfolio had not converted from the interest-only draw period to an amortizing loan. In addition, approximately 80% of the home equity line of credit portfolio will not begin amortizing until after 2014. As a result, we do not yet have sufficient data relating to loan default and delinquency of amortizing home equity lines of credit to determine if the performance is different than the trends observed for home equity lines of credit in an interest-only draw period.

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

We do not directly service any of our loans and as a result, we rely on third party vendors and servicers to provide information on our loan portfolio. From time to time we have discovered that these vendors and servicers have provided incomplete or untimely information to us about our loan portfolio. For example, provision for loan losses increased in the third quarter of 2012 in connection with our discovery that one of our third party loan servicers had not been reporting historical bankruptcy data to us on a timely basis and as a result, we recorded additional charge-offs in the third quarter of 2012. In connection with this discovery, we implemented an enhanced procedure around all servicer reporting to corroborate bankruptcy reporting with independent third party data.

We could experience significant losses on other securities held on the balance sheet.

At December 31, 2012, we held $260.1 million in amortized cost of non-agency collateralized mortgage obligations (“CMO”) on our consolidated balance sheet. We incurred net impairment charges of $16.9 million during 2012, which was a result of the deterioration in the expected credit performance of the underlying loans in the securities. If the credit quality of these securities further deteriorates, we may incur additional impairment charges which would have an adverse effect on our regulatory capital position and our results of operations in future periods.

Loss of customers and assets could destabilize the Company or result in lower revenues in future periods.

During November 2007, well-publicized concerns about E*TRADE Bank’s holdings of asset-backed securities led to widespread concerns about our continued viability. From the beginning of this crisis through December 31, 2007, when the situation stabilized, customers withdrew approximately $5.6 billion of net cash and approximately $12.2 billion of net assets from our bank and brokerage businesses. Many of the accounts that were closed belonged to sophisticated and active customers with large cash and securities balances. While we were able to stabilize our retail franchise, concerns about our viability may recur, which could lead to destabilization and asset and customer attrition. If such destabilization should occur, there can be no assurance that we will be able to successfully rebuild our franchise by reclaiming customers and growing assets. If we are unable to sustain or, if necessary, rebuild our franchise, in future periods our revenues could be lower and our losses could be greater than we have experienced.

We have a large amount of corporate debt.

We have issued a substantial amount of corporate debt, with restrictive financial and other covenants and our expected annual interest cash outlay is approximately $110 million. Our ratio of corporate debt to equity (expressed as a percentage) was 36% at December 31, 2012. The degree to which we are leveraged could have important consequences, including: 1) a substantial portion of our cash flow from operations is dedicated to the payment of principal and interest on our indebtedness, thereby reducing the funds available for other purposes; 2) our ability to obtain additional financing for working capital, capital expenditures, acquisitions and other corporate needs is significantly limited; and 3) our substantial leverage may place us at a competitive disadvantage, hinder our ability to adjust rapidly to changing market conditions and make us more vulnerable in the event of a further downturn in general economic conditions or our business. In addition, a significant reduction in revenues could have a material adverse effect on our ability to meet our debt obligations.

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

We submitted an initial long-term strategic and capital plan to the OCC and Federal Reserve during the second quarter of 2012. The plan included: our five-year business strategy; forecasts of our business results and capital ratios; capital distribution plans in current and adverse operating conditions; and internally developed stress tests. During the third quarter of 2012, we received initial feedback from our regulators on this plan and we believe that key elements of this plan, specifically reducing risk, deleveraging the balance sheet and the development of an enterprise risk management function, are critical. We submitted an updated long-term strategic and capital plan to the OCC and Federal Reserve in February 2013, which included the key elements outlined in the initial plan as well as the progress made during 2012 on those key elements. We believe that our targets for capital levels at E*TRADE Bank and corresponding distributions of capital from E*TRADE Bank and its subsidiaries to the parent company will be achievable over time. We plan to continue an active and ongoing dialogue with our regulators to ensure our execution of the plan is consistent with their expectations.

We are subject to investigations and lawsuits as a result of our losses from mortgage loans and asset-backed securities.

In 2007, we recognized an increased provision expense totaling $640 million and asset losses and impairments of $2.45 billion, including the sale of our asset-backed securities portfolio to Citadel. As a result, various plaintiffs filed class actions and derivative lawsuits, which were subsequently consolidated into one class action and one derivative lawsuit, alleging disclosure violations regarding our home equity, mortgage and securities portfolios during 2007. The class action has been resolved by a settlement that was approved by the Court. The shareholder derivative action is subject to a settlement agreement that is pending Court approval.

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

Net operating interest income is an important source of our revenue. Our results of operations depend, in part, on our level of net operating interest income and our effective management of the impact of changing interest rates and varying asset and liability maturities. Our ability to manage interest rate risk could impact our financial condition. We use derivatives to help manage interest rate risk. However, the derivatives we utilize may not be completely effective at managing this risk and changes in market interest rates and the yield curve could reduce the value of our financial assets and reduce net operating interest income. We expect enterprise net interest spread will continue to compress in 2013; however, enterprise net interest spread may further fluctuate based on the size and mix of the balance sheet, as well as the impact from the level of interest rates. Among other items, we periodically enter into repurchase agreements to support the funding and liquidity requirements of E*TRADE Bank. If we are unsuccessful in maintaining our relationships with counterparties, we could recognize substantial losses on the derivatives we utilized to hedge repurchase agreements.

If we do not successfully participate in consolidation opportunities, we could be at a competitive disadvantage.

There has recently been significant consolidation in the financial services industry and this consolidation is likely to continue in the future. Should we be excluded from or fail to take advantage of viable consolidation opportunities, our competitors may be able to capitalize on those opportunities and create greater scale and cost efficiencies to our detriment.

Although we are currently constrained by the terms of our corporate debt and the memoranda of understanding we and E*TRADE Bank entered into with our primary banking regulators, we may seek to acquire businesses in the future. The assets of businesses we have acquired in the past were primarily customer accounts. In future acquisitions, our retention of customers’ assets may be impacted by our ability to successfully integrate the acquired operations, products (including pricing) and personnel. Diversion of management attention from other business concerns could have a negative impact. If we are not successful in our integration efforts, we may experience significant attrition in the acquired accounts or experience other issues that would prevent us from achieving the level of revenue enhancements and cost savings that we expect with respect to an acquisition.

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

We provide advisory services to investors to aid them in their decision making. Investment decisions and suggestions are based on publicly available documents and communications with investors regarding investment preferences and risk tolerances. Publicly available documents may be inaccurate and misleading, resulting in recommendations or transactions that are inconsistent with the investors’ intended results. In addition, advisors may not understand investor needs or risk tolerances, which may result in the recommendation or purchase of a portfolio of assets that may not be suitable for the investor. To the extent that we fail to know our customers or improperly advise them, we could be found liable for losses suffered by such customers, which could harm our reputation and business.

We have a significant deferred tax asset and cannot assure it will be fully realized.

We had net deferred tax assets of $1,416.2 million as of December 31, 2012. We did not establish a valuation allowance against our federal net deferred tax assets as of December 31, 2012 as we believe that it is more likely than not that all of these assets will be realized. In evaluating the need for a valuation allowance, we estimated future taxable income based on management approved forecasts. This process required significant judgment by management about matters that are by nature uncertain. If future events differ significantly from our current forecasts, a valuation allowance may need to be established, which could have a material adverse effect on our results of operations and our financial condition.

As a result of the Public Equity Offering, the Debt Exchange and related transactions in 2009, we believe that we experienced an “ownership change” for tax purposes that could cause us to permanently lose a significant portion of our U.S. federal and state deferred tax assets.

As a result of the Public Equity Offering, the Debt Exchange and related transactions in 2009, we believe that we experienced an “ownership change” as defined under Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”) (which is generally a greater than 50 percentage point increase by certain “5% shareholders” over a rolling three year period). Section 382 imposes an annual limitation on the utilization of deferred tax assets, such as net operating loss carry forwards and other tax attributes, once an ownership change has occurred. Depending on the size of the annual limitation (which is in part a function of our market capitalization at the time of the ownership change) and the remaining carry forward period of the tax assets (U.S. federal net operating losses generally may be carried forward for a period of 20 years), we could realize a permanent loss of a portion of our U.S. federal and state deferred tax assets and certain built-in losses that have not been recognized for tax purposes. We believe the tax ownership change will extend the period of time it will take to fully utilize our pre-ownership change net operating losses (“NOLs”), but will not limit the total amount of pre-ownership change federal NOLs we can utilize. This is a complex analysis and requires the Company to make certain judgments in determining the annual limitation. As a result, it is possible that we could ultimately lose a significant portion of deferred tax assets, which could have a material adverse effect on our results of operations and financial condition.

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

Similarly, E*TRADE Financial Corporation and ETB Holdings, Inc., as savings and loan holding companies, and E*TRADE Bank and E*TRADE Savings Bank, as federally chartered savings banks, are subject to extensive regulation, supervision and examination by the OCC and the Federal Reserve (including pursuant to the terms of the memoranda of understanding that E*TRADE Financial Corporation entered into with the Federal Reserve and that E*TRADE Bank entered into with the OCC) and, in the case of the savings banks, also the FDIC. Such regulation covers all banking business, including lending practices, safeguarding deposits, capital structure, recordkeeping, transactions with affiliates and conduct and qualifications of personnel.

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

The Federal Reserve has primary jurisdiction for the supervision and regulation of savings and loan holding companies, including the Company; and the OCC has primary supervision and regulation of federal savings associations, such as the Company’s two thrift subsidiaries. Although the Dodd-Frank Act maintains the federal thrift charter, it eliminates certain preemption, branching and other benefits of the charter and imposes new penalties for failure to comply with the qualified thrift lender test. The Dodd-Frank Act also requires all companies, including savings and loan holding companies that directly or indirectly control an insured depository institution, to serve as a source of strength for the institution, including committing necessary capital and liquidity support.

We are required to file periodic reports with the Federal Reserve and are subject to examination and supervision by it. The Federal Reserve also has certain types of enforcement powers over us, ETB Holdings, Inc., and our non-depository institution subsidiaries, including the ability to issue cease-and-desist orders, force divestiture of our thrift subsidiaries and impose civil and monetary penalties for violations of federal banking laws and regulations or for unsafe or unsound banking practices. Our thrift subsidiaries are subject to similar reporting, examination, supervision and enforcement oversight by the OCC. The Federal Reserve has issued guidance aligning the supervisory and regulatory standards of savings and loan holding companies more closely with the standards applicable to bank holding companies. The Federal Reserve had also indicated that its supervision of savings and loan holding companies may entail a more rigorous level of review than previously applied by the OTS.

The Dodd-Frank Act also created a new independent regulatory body, the CFPB, which has been given broad rulemaking authority to implement the consumer protection laws that apply to banks and thrifts and to prohibit “unfair, deceptive or abusive” acts and practices. For all banks and thrifts with total consolidated assets over $10 billion, including E*TRADE Bank, the CFPB has exclusive rulemaking and examination, and primary enforcement authority, under federal consumer financial laws and regulations. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are stricter than those regulations promulgated by the CFPB.

For us, one of the most significant changes under the new law is that savings and loan holding companies such as our Company for the first time will become subject to the same capital and activity requirements as those applicable to bank holding companies. In addition, we will be subject to the same capital requirements as those applied to banks, which requirements exclude, on a phase-out basis, all trust preferred securities from Tier 1 capital. The Dodd-Frank Act provides for a five year phase-in period for these new capital requirements. We fully expect to meet the capital requirements applicable to thrift holding companies as they are phased in. However, it is possible that our regulators may impose more stringent capital and other prudential standards on us prior to the end of the five year phase-in period. For example, both the OCC and the Federal Reserve have issued final regulations that will require E*TRADE Bank and will ultimately also require the parent company to conduct capital adequacy stress tests on their operations. E*TRADE Bank will be required to disclose a summary of these stress test results to the OCC on or before March 31, 2014 and the Company will ultimately also be required to disclose a summary of its stress test results, although the date remains undetermined.

The Dodd-Frank Act requires various federal agencies to adopt a broad range of new rules and regulations, the details, substance, and impact of which may not be fully known for months or years. It is difficult to predict at this time all of the specific impacts the Dodd-Frank Act and the yet-to-be-written rules and regulations may have on us. However, given that the legislation is likely to materially change the regulatory environment for the financial services industry in which we operate, we expect at a minimum that our compliance costs will increase.

If we fail to comply with applicable securities and banking laws, rules and regulations, either domestically or internationally, we could be subject to disciplinary actions, damages, penalties or restrictions that could significantly harm our business.

The SEC, FINRA and other self-regulatory organizations and state securities commissions, among other things, can censure, fine, issue cease-and-desist orders or suspend or expel a broker-dealer or any of its officers or employees. The OCC and Federal Reserve may take similar action with respect to our banking and other financial activities, respectively. Similarly, the attorneys general of each state could bring legal action on behalf of the citizens of the various states to ensure compliance with local laws. Regulatory agencies in countries outside of the U.S. have similar authority. The ability to comply with applicable laws and rules is dependent in part on the establishment and maintenance of a reasonable compliance function. The failure to establish and enforce reasonable compliance procedures, even if unintentional, could subject us to significant losses or disciplinary or other actions.

The Company recently completed a review of order handling practices and pricing for order flow between E*TRADE Securities LLC and G1 Execution Services, LLC (G1X). The purpose of the review was to examine whether E*TRADE Securities LLC was providing “best execution” of customer orders as well as otherwise complying with applicable securities laws and dealing appropriately with its market making affiliate under applicable federal bank regulatory standards. The review was conducted by separate firms of outside broker-dealer and bank regulatory counsel. The firms’ reports identified shortcomings in the Company’s historical methods of measuring best execution quality and suggested additions and changes to the Company’s standards, processes and procedures for measuring execution quality and for monitoring and testing transactions between the Bank and non-Bank affiliates to ensure compliance with relevant regulations. The Company is in the process of implementing the recommended changes, and expects to complete the process in the near future. Banking regulators and federal securities regulators were regularly updated during the course of the review. The Company’s regulators may initiate investigations into its historical practices which could subject it to monetary penalties and cease-and-desist orders, which could also prompt claims by customers of E*TRADE Securities LLC. Any of these actions could materially and adversely affect the Company’s market making and trade execution businesses.

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

E*TRADE Bank must meet specific capital guidelines that involve quantitative measures of E*TRADE Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Quantitative measures established by regulation to ensure capital adequacy require E*TRADE Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 leverage. To satisfy the capital requirements for a “well capitalized” financial institution, E*TRADE Bank must maintain higher total and Tier 1 capital to risk-weighted assets and Tier 1 leverage ratios. E*TRADE Bank’s capital amounts and classification are subject to qualitative judgments by the regulators about the strength of components of its capital, risk weightings of assets, off-balance sheet transactions and other factors. Any significant reduction in

E*TRADE Bank’s regulatory capital could result in E*TRADE Bank being less than “well capitalized” or “adequately capitalized” under applicable capital rules. A failure of E*TRADE Bank to be “adequately capitalized” which is not cured within time periods specified in the indentures governing our debt securities would constitute a default under our debt securities and likely result in the debt securities becoming immediately due and payable at their full face value.

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

In June 2012, the U.S. Federal banking agencies published notices of proposed rulemaking for comment related to the implementation of the Basel III framework for the calculation and components of a banking organization’s regulatory capital and a U.S. version of the international standardized approach for calculating a banking organization’s risk-weighted assets. In November 2012, the banking agencies announced a delay in the implementation of Basel III in the U.S. and have not yet issued final Basel III rules. We believe the most relevant elements of the proposal to us relate to the proposed risk-weighting of mortgage loans and margin receivables in addition to the inclusion in the calculation of Common Tier 1 capital of unrealized gains (losses) on all available-for-sale debt securities. Under the current proposal, we do not believe the incorporation of these elements have a significant impact on our current capital ratios. However, the final impact of the Basel III capital standards on regulatory requirements will remain uncertain until the final rules for implementing Basel III are adopted for U.S. institutions. We will continue to monitor the ongoing rule-making and comment process to assess both the timing and the impact of the Dodd-Frank Act and Basel III capital standards on our business.

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

The indentures governing our corporate debt contain various covenants and restrictions that place limitations on our ability and certain of our subsidiaries’ ability to, among other things:

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

As a result of the covenants and restrictions contained in the indentures, we are limited in how we conduct our business and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities. Each of these series of our corporate debt contains a limitation, subject to important exceptions, on our ability to incur additional debt if our Consolidated Fixed Charge Coverage Ratio (as defined in the relevant indentures) is less than or equal to 2.5 to 1.0 under the terms of our outstanding convertible notes and 2.0 to 1.0 under the terms of our other outstanding series of notes. As of December 31, 2012, our Consolidated Fixed Charge Coverage Ratio was (0.1) to 1.0. The terms of any future indebtedness could include more restrictive covenants.

Although these covenants provide substantial flexibility, for example the ability to incur “refinancing indebtedness” and to incur up to $300 million of secured debt under a credit facility, the covenants, among other things, generally limit our ability to incur additional debt even if we were to substantially reduce our existing debt through debt exchange transactions. We could be forced to repay immediately all our outstanding debt securities at their full principal amount if we were to breach these covenants and did not cure the breach within the cure periods (if any) specified in the respective indentures. Further, if we experience a change of control, as defined in the indentures, we could be required to offer to purchase our debt securities at 101% of their principal amount. Under certain of our debt securities a “change of control” would occur if, among other things, a person became the beneficial owner of more than 50% of the total voting power of our voting stock which, with respect to the 6 3/4% senior notes due May 2016, 6% senior notes due November 2017 and 6 3/8% senior notes due November 2019, would need to be coupled with a ratings downgrade before we would be required to offer to purchase those securities.

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

From January 1, 2010 through December 31, 2012, the price per share of our common stock ranged from a low of $7.08 to a high of $19.90. The market price of our common stock has been, and is likely to continue to be, highly volatile and subject to wide fluctuations. In the past, volatility in the market price of a company’s securities has often led to securities class action litigation. Such litigation could result in substantial costs to us and divert our attention and resources, which could harm our business. As discussed in Note 19—Commitments, Contingencies and Other Regulatory Matters of Item 8. Financial Statements and Supplementary Data, we were a party to litigation related to the decline in the market price of our stock and such litigation could occur again in the future. Declines in the market price of our common stock or failure of the market price to increase could also harm our ability to retain key employees, reduce our access to capital, impact our ability to utilize deferred tax assets in the event of another ownership change and otherwise harm our business.

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

Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition, operating performance and our ability to receive dividend payments from our subsidiaries, which is subject to prevailing economic and competitive conditions, regulatory approval and certain financial, business and other factors beyond our control. We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal and interest on our indebtedness.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

A summary of our significant locations at December 31, 2012 is shown in the following table. All facilities are leased, except for 165,000 square feet of our office in Alpharetta, Georgia. Square footage amounts are net of space that has been sublet or part of a facility restructuring.

Location	Approximate Square Footage
Alpharetta, Georgia	254,000
Jersey City, New Jersey	107,000
Arlington, Virginia	102,000
Menlo Park, California	91,000
Sandy, Utah	66,000
New York, New York	39,000
Chicago, Illinois	25,000

All of our facilities are used by either our trading and investing or balance sheet management segments, in addition to the corporate/other category. All other leased facilities with space of less than 25,000 square feet are not listed by location. In addition to the significant facilities above, we also lease all 30 E*TRADE branches, ranging in space from approximately 2,500 to 8,000 square feet. We believe our facilities space is adequate to meet our needs in 2013.

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

On October 2, 2007, a class action complaint alleging violations of the federal securities laws was filed in the United States District Court for the Southern District of New York against the Company and its then Chief Executive Officer and Chief Financial Officer, Mitchell H. Caplan and Robert J. Simmons, respectively, by Larry Freudenberg on his own behalf and on behalf of others similarly situated (the “Freudenberg Action”). On July 17, 2008, the trial court consolidated this action with four other purported class actions, all of which were filed in the United States District Court for the Southern District of New York and which were based on the same facts and circumstances. On January 16, 2009, plaintiffs served their consolidated amended class action complaint in which they also named Dennis Webb, the Company’s former Capital Markets Division President, as a defendant. Plaintiffs contended, among other things, that the value of the Company’s stock between April 19, 2006 and November 9, 2007 was artificially inflated because the defendants issued materially false and misleading statements and failed to disclose that the Company was experiencing a rise in delinquency rates in its mortgage and home equity portfolios; failed to timely record an impairment on its mortgage and home equity portfolios; materially overvalued its securities portfolio, which included assets backed by mortgages; and based on the foregoing, lacked a reasonable basis for the positive statements made about the Company’s earnings and prospects. The parties entered into a Stipulation of Settlement on May 17, 2012, which was submitted to the Court for approval. The settlement was approved by the Court and the class was certified by a final judgment and order of dismissal dated October 22, 2012. Under the terms of the settlement, the Company and its insurance carriers paid $79.0 million in return for full releases. Approximately $11.0 million of the total settlement figure was paid by the Company, which was expensed in the year ended December 31, 2011. As of January 14, 2013, all appeals and requests for attorneys’ fees have been resolved and the settlement is final.

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

On August 15, 2008, Ronald M. Tate as trustee of the Ronald M. Tate Trust Dtd 4/13/88, and George Avakian filed an action in the United States District Court for the Southern District of New York against the Company, Mitchell H. Caplan and Robert J. Simmons based on the same facts and circumstances, and containing the same claims, as the Freudenberg consolidated actions discussed above. By agreement of the parties and approval of the court, the Tate action was consolidated with the Freudenberg consolidated actions for the purpose of pre-trial discovery. Plaintiffs seek to recover damages in an amount to be proven at trial, including interest, attorneys’ and expert fees and costs. The plaintiffs in this action moved for exclusion from the settlement class in Freudenberg. The Court granted that relief on October 11, 2012 and ordered the parties to provide a status update within 30 of final approval of that order. Tate and Avakian filed an amended complaint on January 23, 2013, adding an additional claim under California law. The Company will continue to defend itself vigorously in this matter.

Based upon the same facts and circumstances alleged in the Freudenberg consolidated actions discussed above, a verified shareholder derivative complaint was filed in the United States District Court for the Southern District of New York on October 4, 2007 by Catherine Rubery, against the Company and its then Chief Executive Officer, President/Chief Operating Officer, Chief Financial Officer and individual members of its board of directors. The Rubery complaint was consolidated with another shareholder derivative complaint brought by shareholder Marilyn Clark in the same court and against the same named defendants. On July 26, 2010, plaintiffs served their consolidated amended complaint, in which they also named Dennis Webb, the Company’s former Capital Markets Division President, as a defendant. Plaintiffs allege, among other things, causes of action for breach of fiduciary duty, waste of corporate assets, unjust enrichment, and violation of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaint seeks, among other things, unspecified monetary damages in favor of the Company, changes to certain corporate governance procedures and various forms of injunctive relief. The parties agreed to settle this action and a Stipulation of Settlement was signed on October 2, 2012, which included an agreement to implement or maintain certain corporate governance procedures. The parties did not reach an agreement on the issue of plaintiffs’ attorneys’ fees, however. Plaintiffs submitted the Stipulation of Settlement to the Court on November 2, 2012, in connection with an unopposed motion for preliminary approval of the settlement. The parties are awaiting the scheduling of a hearing for preliminary approval of the settlement. The Stipulation of Settlement contemplates that the issue of plaintiffs’ attorneys’ fees will be litigated in parallel with, but have no bearing on, final approval of the settlement. The Company will continue to defend itself vigorously in this matter.

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

On January 19, 2010, the North Carolina Securities Division filed an administrative petition before the North Carolina Secretary of State against E*TRADE Securities LLC seeking to revoke the North Carolina securities dealer registration of E*TRADE Securities LLC or, alternatively, to suspend that registration until all North Carolina residents are made whole for their investments in auction rate securities purchased through E*TRADE Securities LLC. On March 8, 2011, E*TRADE Securities LLC, without admitting or denying the underlying allegations, findings or conclusions, resolved the North Carolina administrative action by entering into a consent order (“North Carolina Order”) pursuant to which E*TRADE Securities LLC agreed to pay a $25,000 civil penalty and to reimburse the North Carolina Securities Division’s investigative costs of $400,000. E*TRADE Securities LLC also agreed to various undertakings set forth in the North Carolina Order, including additional internal training on fixed income products and the retention of an independent consultant to review E*TRADE Securities LLC’s policies and procedures related to the approval and sale of fixed income products. As of December 31, 2012, no existing North Carolina customers held any auction rate securities.

On February 3, 2010, a class action complaint was filed in the United States District Court for the Northern District of California against E*TRADE Securities LLC by Joseph Roling on his own behalf and on behalf of all others similarly situated. The lead plaintiff alleges that E*TRADE Securities LLC unlawfully charged and collected certain account activity fees from its customers. Claimant, on behalf of himself and the putative class, asserts breach of contract, unjust enrichment and violation of California Civil Code Section 1671 and seeks equitable and injunctive relief for alleged illegal, unfair and fraudulent practices under California’s Unfair Competition Law, California Business and Professional Code Section 17200 et seq. The plaintiff seeks, among other things, certification of the class action on behalf of alleged similarly situated plaintiffs, unspecified damages and restitution of amounts allegedly wrongfully collected by E*TRADE Securities LLC, attorneys’ fees and expenses and injunctive relief. The Company moved to transfer venue on the case to the Southern District of New York; that motion was denied. The Court granted the Company’s motion to dismiss in part and denied the motion to dismiss in part. The Court bifurcated discovery to permit initial discovery on individual claims and class certification. Following preliminary discovery, Plaintiffs moved to amend their verified complaint for a second time, to assert new allegations and to add a plaintiff. The Company filed its opposition to this motion on December 27, 2011. On March 27, 2012, the Court granted the Company’s motion for summary judgement and granted the Company’s motion to dismiss. However, the Court allowed plaintiffs to seek a new class representative and permitted limited discovery on a narrow issue as to when the fee increase was posted on the Company’s website in 2005. On September 10, 2012, plaintiffs voluntarily withdrew the action with prejudice. The Company paid no consideration for this dismissal, which was endorsed by the Court. There have been no appeals of the Court’s order dismissing the action. This action is now closed.

On July 21, 2010, the Colorado Division of Securities filed an administrative complaint in the Colorado Office of Administrative Courts against E*TRADE Securities LLC based upon purchases of auction rate securities through E*TRADE Securities LLC by Colorado residents. On October 19, 2011, E*TRADE Securities LLC and the Colorado Division of Securities reached an agreement in principle to settle the Colorado proceeding whereby E*TRADE Securities LLC offered to purchase auction rate securities held by Colorado customers who found themselves unable to sell their securities after those securities had been frozen in the broader auction rate securities market. The agreement in principle also included an agreement with the NASAA whereby E*TRADE

Securities LLC offered to purchase auction rate securities purchased through E*TRADE Securities LLC on a nationwide basis and pay a $5 million penalty to be allocated among 48 states and the District of Columbia, Puerto Rico and the Virgin Islands but exclusive of North Carolina and South Carolina with which E*TRADE Securities LLC previously had reached separate settlements. Under the agreement in principle each state will receive its allocated share of the $5 million penalty pursuant to administrative consent cease and desist orders to be entered into by each state. A Consent Order memorializing the agreement in principle as it related to Colorado customers was entered by the Colorado Securities Commissioner on November 16, 2011, and amended on November 23, 2011, whereby E*TRADE Securities LLC, without admitting or denying the underlying allegations, agreed to pay an administrative penalty to Colorado of $84,202, which amount constituted Colorado’s share of the total NASAA state settlement amount of $5 million, and to reimburse the Colorado Division of Securities’ costs associated with the administrative action in the amount of $596,580. Under the terms of the Consent Order, E*TRADE Securities LLC offered to purchase (or offered to arrange a third party to purchase), at par plus accrued and unpaid dividends and interest, from eligible investors nationwide their auction rate securities purchased through E*TRADE Securities LLC, or through an entity acquired by the Company, on or before February 13, 2008, if such auction rate securities had failed at auction at least once since February 13, 2008 (“the Purchase Offer”). E*TRADE Securities LLC also agreed to identify eligible investors who purchased auction rate securities through E*TRADE Securities LLC on or before February 13, 2008, and sold those securities below par between February 13, 2008, and November 16, 2011, and to reimburse those sellers the difference between par value and the actual sales price plus reasonable interest. E*TRADE Securities LLC agreed to hold open the Purchase Offer until May 15, 2012, and to various other undertakings set forth in the Consent Order, including the establishment of a dedicated toll-free telephone assistance line and website to provide information and to respond to questions regarding the Consent Order. As of December 31, 2012, no existing Colorado customers held any auction rate securities, and the total amount of auction rate securities held by E*TRADE Securities LLC customers nationwide was approximately $2.6 million. The Company recorded an estimated liability of $48 million during the year ended December 31, 2011. During the second quarter of 2012, the Company recorded a benefit of $10.2 million related to a reduction in the estimated liability as a result of the completion of the Purchase Offer which expired on May 15, 2012. The estimated liability represented the Company’s estimate of the current fair value relative to par value of auction rate securities held by E*TRADE Securities LLC customers, as well as former customers who purchased auction rate securities through E*TRADE Securities LLC and are covered by the Consent Order. The estimated liability also included penalties and other estimated settlement costs. The agreement included the resolution of all material individual auction rate securities arbitrations and litigations.

On August 24, 2010, the South Carolina Securities Division filed an administrative complaint before the Securities Commissioner of South Carolina against E*TRADE Securities LLC based upon purchases of auction rate securities through E*TRADE Securities LLC by South Carolina residents. The complaint sought to suspend the South Carolina broker-dealer license of E*TRADE Securities LLC until South Carolina customers who purchased auction rate securities through E*TRADE Securities LLC and who wished to liquidate those positions were able to do so, and sought a fine not to exceed $10,000 for each potential violation of South Carolina statutes or rules. On March 25, 2011, E*TRADE Securities LLC, without admitting or denying the underlying allegations, findings or conclusions, resolved the South Carolina administrative action by entering into a consent order, pursuant to which E*TRADE Securities LLC agreed to pay a $10,000 civil penalty and to reimburse the South Carolina Securities Division’s investigative costs of $2,500. As of December 31, 2012, no existing South Carolina customers held any auction rate securities.

On May 16, 2011, Droplets Inc., the holder of two patents pertaining to user interface servers, filed a complaint in the U.S. District Court for the Eastern District of Texas against E*TRADE Financial Corporation, E*TRADE Securities LLC, E*TRADE Bank and multiple other unaffiliated financial services firms. Plaintiff contends that the defendants engaged in patent infringement under federal law. Plaintiff seeks unspecified damages and an injunction against future infringements, plus royalties, costs, interest and attorneys’ fees. On September 30, 2011, the Company and several co-defendants filed a motion to transfer the case to the Southern District of New York. Venue discovery occurred throughout December 2011. On January 1, 2012, a new judge was assigned to the case. On March 28, 2012, a change of venue was granted and the case has been transferred to the United States District Court for the Southern District of New York. The Company filed its answer and counterclaim on June 13, 2012 and plaintiff has moved to dismiss the counterclaim. The Company filed a motion for summary judgment. Plaintiffs sought to change venue back to the Eastern District of Texas on the theory that this case is one of several matters that should be consolidated in a single multi-district litigation. On December 12, 2012, the Multidistrict Litigation Panel denied the transfer of this action to Texas. The Company will defend itself vigorously in this matter.

Several cases have been filed nationwide involving the April 2007 leveraged buyout (“LBO”) of the Tribune Company (“Tribune”) by Sam Zell, and the subsequent bankruptcy of Tribune. In William Niese et al. v. A.G. Edwards et al., in Superior Court of Delaware, New Castle County, former Tribune employees and retirees claimed that Tribune was actually insolvent at the time of the LBO and that the LBO constituted a fraudulent transaction that depleted the plaintiffs’ retirement plans, rendering them worthless. E*TRADE Clearing LLC, along with numerous other financial institutions, is a named defendant in this case, but has not been served with process. One of the defendants removed the action to federal district court in Delaware on July 1, 2011. In Deutsche Bank Trust Company Americas et al. v. Adaly Opportunity Fund et al., filed in the Supreme Court of New York, New York County on June 3, 2011, the Trustees of certain notes issued by Tribune allege wrongdoing in connection with the LBO. In particular the Trustees claim that the LBO constituted a constructive fraudulent transfer under various state laws. G1 Execution Services, LLC (formerly known as E*TRADE Capital Markets, LLC), along with numerous other financial institutions, is a named defendant in this case. In Deutsche Bank et al. v. Ohlson et al., filed in the U.S. District Court for the Northern District of Illinois, noteholders of Tribune asserted claims of constructive fraud and G1 Execution Services, LLC is a named defendant in this case. In EGI-TRB LLC et al. v. ABN-AMRO et al., filed in the Circuit Court of Cook County Illinois, creditors of Tribune assert fraudulent conveyance claims against multiple shareholder defendants and E*TRADE Clearing LLC is a named defendant in this case. There have been several motions filed by various parties to transfer venue and to consolidate these actions. The Company’s time to answer or otherwise respond to the complaints has been stayed pending further orders of the Court. The Court has set a motion schedule for omnibus motion to dismiss to be heard on March 1, 2013. Discovery remains stayed during this period. The Company will defend itself vigorously in these matters.

The Company recently completed a review of order handling practices and pricing for order flow between E*TRADE Securities LLC and G1 Execution Services, LLC (G1X). The purpose of the review was to examine whether E*TRADE Securities LLC was providing “best execution” of customer orders as well as otherwise complying with applicable securities laws and dealing appropriately with its market making affiliate under applicable federal bank regulatory standards. The review was conducted by separate firms of outside broker-dealer and bank regulatory counsel. The firms’ reports identified shortcomings in the Company’s historical methods of measuring best execution quality and suggested additions and changes to the Company’s standards, processes and procedures for measuring execution quality and for monitoring and testing transactions between the Bank and non-Bank affiliates to ensure compliance with relevant regulations. The Company is in the process of implementing the recommended changes, and expects to complete the process in the near future. Banking regulators and federal securities regulators were regularly updated during the course of the review. The Company’s regulators may initiate investigations into its historical practices which could subject it to monetary penalties and cease-and-desist orders, which could also prompt claims by customers of E*TRADE Securities LLC. Any of these actions could materially and adversely affect the Company’s market making and trade execution businesses.

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

ITEM 4. MINE	SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

The following table shows the high and low sale prices of our common stock as reported by the NASDAQ for the periods indicated:

	High	Low
2012:
First Quarter	$11.50	$7.77
Second Quarter	$11.16	$7.39
Third Quarter	$10.09	$7.08
Fourth Quarter	$9.54	$7.70
2011:
First Quarter	$18.13	$14.60
Second Quarter	$16.83	$13.23
Third Quarter	$16.66	$9.07
Fourth Quarter	$11.69	$7.42

The closing sale price of our common stock as reported on the NASDAQ on February 22, 2013 was $10.84 per share. At that date, there were 1,459 holders of record of our common stock.

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

Equity Compensation Plan Information

In 2005, the Company adopted and the shareholders approved the 2005 Stock Incentive Plan (“2005 Plan”) to replace the 1996 Stock Incentive Plan (“1996 Plan”) which provides for the grant of nonqualified or incentive stock options, restricted stock awards and restricted stock units to officers, directors and certain key employees and consultants for the purchase of newly issued shares of the Company’s common stock at a price determined by the Board at the date of the grant. The Company does not have a specific policy for issuing shares upon stock option exercises and share unit conversions; however, new shares are typically issued in connection with exercises and conversions. The Company intends to continue to issue new shares for future exercises and conversions.

Options are generally exercisable ratably over a two- to four-year period from the date the option is granted and most options expire within seven years from the date of grant. Certain options provide for accelerated vesting upon a change in control. Exercise prices are generally equal to the fair value of the shares on the grant date. As of December 31, 2012, there were 2.4 million shares outstanding related to non-vested stock options with a weighted average exercise price of $68.97.

The Company issues restricted stock awards and restricted stock units to certain employees. Each restricted stock unit can be converted into one share of the Company’s common stock upon vesting. These awards are issued at the fair value on the date of grant and vest ratably over the period, generally two to four years. The fair value is calculated as the market price upon issuance. As of December 31, 2012, there were 3.2 million units outstanding related to non-vested awards.

Under the 2005 Plan, the remaining unissued authorized shares of the 1996 Plan, up to 4.2 million shares, were authorized for issuance. Additionally, any shares that had been awarded but remained unissued under the 1996 Plan that were subsequently canceled, would be authorized for issuance under the 2005 Plan, up to 3.9 million shares. In May 2009 and 2010, an additional 3.0 million and 12.5 million shares, respectively, were authorized for issuance under the 2005 Plan at the Company’s shareholders’ annual meetings in each of those respective years. As of December 31, 2012, 9.8 million shares were available for grant under the 2005 Plan.

Performance Graph

The following performance graph shows the cumulative total return to a holder of the Company’s common stock, assuming dividend reinvestment, compared with the cumulative total return, assuming dividend reinvestment, of the S&P 500, the S&P Composite 1500 Diversified Funds, and the Dow Jones US Financials Index during the period from December 31, 2007 through December 31, 2012.

	12/07	12/08	12/09	12/10	12/11	12/12
E*TRADE Financial Corporation	100.00	32.39	49.58	45.07	22.42	25.21
S&P 500	100.00	63.00	79.67	91.67	93.61	108.59
S&P Composite 1500 Diversified Funds	100.00	46.03	61.52	65.22	46.83	65.17
Dow Jones US Financials Index	100.00	49.60	58.09	65.48	57.07	72.39

ITEM 6. SELECTED	CONSOLIDATED FINANCIAL DATA

(Dollars in millions, shares in thousands, except per share amounts):

	Year Ended December 31,					Variance
	2012	2011	2010	2009	2008	2012 vs. 2011
Results of Operations:(1)
Net operating interest income	$1,085.1	$1,220.0	$1,226.3	$1,260.6	$1,268.0	(11)%
Total net revenue	$1,899.5	$2,036.6	$2,077.9	$2,217.0	$1,925.6	(7)%
Provision for loan losses	$354.6	$440.6	$779.4	$1,498.1	$1,583.7	(20)%
Income (loss) from continuing operations	$(112.6)	$156.7	$(28.5)	$(1,297.8)	$(809.4)	*
Net income (loss)	$(112.6)	$156.7	$(28.5)	$(1,297.8)	$(511.8)	*
Basic earnings (loss) per share from continuing operations	$(0.39)	$0.59	$(0.13)	$(11.85)	$(15.88)	*
Diluted earnings (loss) per share from continuing operations	$(0.39)	$0.54	$(0.13)	$(11.85)	$(15.88)	*
Basic net earnings (loss) per share	$(0.39)	$0.59	$(0.13)	$(11.85)	$(10.04)	*
Diluted net earnings (loss) per share	$(0.39)	$0.54	$(0.13)	$(11.85)	$(10.04)	*
Weighted average shares—basic	285,748	267,291	211,302	109,544	50,986	7%
Weighted average shares— diluted	285,748	289,822	211,302	109,544	50,986	(1)%

*	Percentage not meaningful.
(1)	In 2008, the Company sold its Canadian brokerage business and exited its direct retail lending business.

(Dollars in millions):

	December 31,					Variance
	2012	2011	2010	2009	2008	2012 vs. 2011
Financial Condition:
Available-for-sale securities	$13,443.0	$15,651.5	$14,805.7	$13,319.7	$10,806.1	(14)%
Held-to-maturity securities	$9,539.9	$6,079.5	$2,462.7	$—	$—	57%
Margin receivables	$5,804.0	$4,826.3	$5,120.6	$3,827.2	$2,791.2	20%
Loans receivable, net	$10,098.7	$12,332.8	$15,121.9	$19,167.1	$24,451.8	(18)%
Total assets	$47,386.7	$47,940.5	$46,373.0	$47,366.5	$48,538.2	(1)%
Deposits	$28,392.5	$26,460.0	$25,240.3	$25,597.7	$26,136.2	7%
Corporate debt
Interest-bearing	$1,722.3	$1,450.5	$1,441.9	$1,437.8	$2,750.5	19%
Non-interest-bearing	$42.7	$43.0	$704.0	$1,020.9	$—	(1)%
Shareholders’ equity	$4,904.5	$4,928.0	$4,052.4	$3,749.6	$2,591.5	(0)%

	As of or For the Year Ended December 31,					Variance
	2012	2011	2010	2009	2008	2012 vs. 2011
Customer Activity Metrics:(1)
DARTs	138,112	157,475	150,532	179,183	169,075	(12)%
Average commission per trade	$11.01	$11.01	$11.21	$11.33	$10.98	0%
Margin receivables (dollars in billions)	$5.8	$4.8	$5.1	$3.7	$2.7	21%
End of period brokerage accounts	2,903,191	2,783,012	2,684,311	2,630,079	2,515,806	4%
Net new brokerage accounts	120,179	98,701	54,232	114,273	142,541	22%
Brokerage account attrition rate	9.0%	10.3%	12.2%	13.2%	16.9%	*
Customer assets (dollars in billions)	$201.2	$172.4	$176.2	$150.5	$110.1	17%
Net new brokerage assets (dollars in billions)	$10.4	$9.7	$8.1	$7.2	$3.9	7%
Brokerage related cash (dollars in billions)	$33.9	$27.7	$24.5	$20.4	$15.8	22%
Company Metrics:
Corporate cash (dollars in millions)	$407.6	$484.4	$470.5	$393.2	$434.9	(16)%
E*TRADE Financial Tier 1 leverage ratio	5.5%	5.7%	3.6%	N/A	N/A	(0.2)%
E*TRADE Financial Tier 1 common ratio	10.3%	9.4%	4.8%	N/A	N/A	0.9%
E*TRADE Bank Tier 1 leverage ratio(2)	8.7%	7.8%	7.3%	6.7%	6.3%	0.9%
Special mention loan delinquencies (dollars in millions)	$342.2	$467.1	$589.4	$804.5	$1,035.1	(27)%
Allowance for loan losses (dollars in millions)	$480.7	$822.8	$1,031.2	$1,182.7	$1,080.6	(42)%
Enterprise net interest spread	2.39%	2.79%	2.91%	2.72%	2.52%	(0.40)%
Enterprise interest-earning assets (average dollars in billions)	$44.3	$42.7	$41.1	$44.5	$46.9	4%
Total employees (period end)	2,988	3,240	2,962	3,084	3,249	(8)%

*	Percentage not meaningful.
(1)

Metrics have been represented to exclude activity from discontinued operations for the year ended December 31, 2008, and international local market trading for the years ended December 31, 2009 and 2008.

(2)

The Company transitioned from reporting under the OTS reporting requirements to reporting under the OCC reporting requirements in the first quarter of 2012. The Tier 1 leverage ratio is the OCC Tier 1 leverage ratio as of December 31, 2012 and the OTS Tier 1 capital ratio at December 31, 2011, 2010, 2009 and 2008. The OTS Tier 1 capital ratio and OCC Tier 1 leverage ratio are both calculated in the same manner using adjusted total assets.

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

OVERVIEW

Strategy

Our core business is our trading and investing customer franchise. Building on the strengths of this franchise, our strategy is focused on:

•

Strengthening our overall financial and franchise position. We are focused on achieving a more efficient distribution of capital between our regulated entities, improving capital ratios by reducing risk, deleveraging the balance sheet and reducing costs, and enhancing our enterprise-wide risk management culture and capabilities.

•	Improving our market position in our retail brokerage business. We plan to accelerate the growth in our customer franchise and to continue enhancing the customer experience.

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

•

Continuing to manage and de-risk the Bank. We are focused on optimizing the value of customer deposits, while continuing to mitigate credit losses in our loan portfolio, and improving the Bank’s risk profile. In addition, we do not plan to offer new banking products to customers, including mortgages.

Key Factors Affecting Financial Performance

Our financial performance is affected by a number of factors outside of our control, including:

•	customer demand for financial products and services;

•	weakness or strength of the residential real estate and credit markets;

•	performance, volume and volatility of the equity and capital markets;

•	customer perception of the financial strength of our franchise;

•	market demand and liquidity in the secondary market for mortgage loans and securities;

•	market demand and liquidity in the wholesale borrowings market, including securities sold under agreements to repurchase;

•	our ability to obtain regulatory approval to move capital from our bank to our parent company; and

•	changes to the rules and regulations governing the financial services industry.

In addition to the items noted above, our success in the future will depend upon, among other things, our ability to:

•	have continued success in the acquisition, growth and retention of brokerage customers;

•	generate meaningful growth in the retirement and investing customer group;

•	strengthen our risk management capabilities;

•	reduce credit costs and the size of the balance sheet;

•	generate capital sufficient to meet our operating needs at both our bank and our parent company;

•	assess and manage interest rate risk; and

•	have disciplined expense control and improved operational efficiency.

Management monitors a number of metrics in evaluating the Company’s performance. The most significant of these are shown in the table and discussed in the text below:

	As of or For the Year Ended December 31,			Variance
	2012	2011	2010	2012 vs. 2011
Customer Activity Metrics:
DARTs	138,112	157,475	150,532	(12)%
Average commission per trade	$11.01	$11.01	$11.21	0%
Margin receivables (dollars in billions)	$5.8	$4.8	$5.1	21%
End of period brokerage accounts	2,903,191	2,783,012	2,684,311	4%
Net new brokerage accounts	120,179	98,701	54,232	22%
Brokerage account attrition rate	9.0%	10.3%	12.2%	*
Customer assets (dollars in billions)	$201.2	$172.4	$176.2	17%
Net new brokerage assets (dollars in billions)	$10.4	$9.7	$8.1	7%
Brokerage related cash (dollars in billions)	$33.9	$27.7	$24.5	22%
Company Financial Metrics:
Corporate cash (dollars in millions)	$407.6	$484.4	$470.5	(16)%
E*TRADE Financial Tier 1 leverage ratio	5.5%	5.7%	3.6%	(0.2)%
E*TRADE Financial Tier 1 common ratio	10.3%	9.4%	4.8%	0.9%
E*TRADE Bank Tier 1 leverage ratio(1)	8.7%	7.8%	7.3%	0.9%
Special mention loan delinquencies (dollars in millions)	$342.2	$467.1	$589.4	(27)%
Allowance for loan losses (dollars in millions)	$480.7	$822.8	$1,031.2	(42)%
Enterprise net interest spread	2.39%	2.79%	2.91%	(0.40)%
Enterprise interest-earning assets (average dollars in billions)	$44.3	$42.7	$41.1	4%

*	Percentage not meaningful.
(1)

The Company transitioned from reporting under the OTS reporting requirements to reporting under the OCC reporting requirements in the first quarter of 2012. The Tier 1 leverage ratio is the OCC Tier 1 leverage ratio as of December 31, 2012 and the OTS Tier 1 capital ratio at December 31, 2011 and 2010. The OTS Tier 1 capital ratio and OCC Tier 1 leverage ratio are both calculated in the same manner using adjusted total assets.

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

•

End of period brokerage accounts, net new brokerage accounts and brokerage account attrition rate are indicators of our ability to attract and retain brokerage customers. The brokerage account attrition rate is calculated by dividing attriting brokerage accounts, which are gross new brokerage accounts less net new brokerage accounts, by total brokerage accounts at the previous period end.

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

Significant Events in 2012

Extinguishment of High Cost Senior Notes

•

During the fourth quarter, we issued an aggregate principal amount of $505 million of 6% senior notes due November 2017 and $800 million of 6  3/8% senior notes due November 2019. We used the proceeds to redeem all of the 12 1/2% Springing lien notes due November 2017 and 7 7/8% senior notes due December 2015, including paying the associated redemption premiums, accrued interest and related fees and expenses. This transaction will result in an annual after-tax savings of approximately $60 million.

Submission of Our Strategic and Capital Plan

•

We submitted a long-term strategic and capital plan to the OCC and Federal Reserve, which included: our five-year business strategy; forecasts of our business results and capital ratios; capital distribution plans in current and adverse operating conditions; and internally developed stress tests.

Enhancements to Our Trading and Investing Products and Services

•	We launched E*TRADE 360, a fully dynamic and customizable online investing dashboard now available to all customers including real-time streaming quotes to all customers;

•	We launched our redesigned public website featuring simplified navigation, personalization based on objectives and experience levels and enhanced content;

•	We launched OneStop Rollover, an online program to simplify the process for individuals to invest their 401(k) savings from a previous employer into a professionally-managed portfolio;

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

•

We enhanced our E*TRADE Pro platform by adding new tools including a trading ladder, advanced charting capabilities, redesigned strategy scanning tools and other changes to simplify the overall user experience for active traders;

•

We launched voice recognition on E*TRADE Mobile for the iPhone®, which allows customers to verbally prompt stock quotes, news and options chains, navigate to their portfolios and launch a stock order ticket;

•	We launched a voluntary program that enables customers to donate small or unwanted shareholdings to a charitable organization, ShareGift USA;

•	We continued to offer investor education comprising seminars, webinars and videos, both live and on-demand;

•

We launched a number of online resources to assist clients with investing including the investing insights center with thematic investing education, videos and products, as well as Managed Accounts and Guidance pages; and

•	We opened two new branches, Cupertino, California and New York, New York, which increased our total network to 30 branches.

Market Recognition

•	We were ranked the nation’s #1 online broker by Kiplinger’s magazine, receiving a five star rating in both the customer service and investment choices categories; and

•

Our corporate services business received top-ratings in overall satisfaction for our commercial administration systems, plan reporting and technology platform by Group Five, an independent consulting and research firm, in their 2012 Stock Plan Administration Study Industry Report.

EARNINGS OVERVIEW

2012 Compared to 2011

We incurred a net loss of $112.6 million, or $(0.39) per diluted share, on total net revenue of $1.9 billion for the year ended December 31, 2012. The net loss for the year ended December 31, 2012 was primarily the result of losses of $256.9 million from the early extinguishment of all the 12 1/2% Springing lien notes and 7 7/8% Notes during 2012.

Net operating interest income decreased 11% to $1.1 billion for the year ended December 31, 2012 compared to 2011, which was driven primarily by a decrease in enterprise net interest spread during 2012. Commissions, fees and service charges, principal transactions and other revenue decreased 11% to $630.9 million for the year ended December 31, 2012, compared to 2011, which was driven primarily by a decrease in trading activity during 2012. In addition, gains on loans and securities, net increased 67% to $200.4 million for the year ended December 31, 2012 compared to 2011. We recognized additional gains from securities sold as a result of our continued deleveraging efforts, primarily related to a reduction in wholesale funding obligations, which resulted in losses on early extinguishment of debt of $78.3 million during the year ended December 31, 2012.

Provision for loan losses declined 20% to $354.6 million for the year ended December 31, 2012 compared to 2011. The decline was driven primarily by improving credit trends and loan portfolio run-off, offset by an increase of $50 million related to charge-offs associated with newly identified bankruptcy filings during the third quarter of 2012. Total operating expenses decreased 6% to $1.2 billion for the year ended December 31, 2012 compared to 2011. This decrease was driven primarily by decreases in clearing and servicing and other operating expenses, partially offset by an increase in compensation and benefits expense for the year ended December 31, 2012.

The following sections describe in detail the changes in key operating factors and other changes and events that affected net revenue, provision for loan losses, operating expense, other income (expense) and income tax expense (benefit).

Revenue

The components of revenue and the resulting variances are as follows (dollars in millions):

			Variance
	Year Ended December 31,		2012 vs. 2011
	2012	2011	Amount	%
Net operating interest income	$1,085.1	$1,220.0	$(134.9)	(11)%
Commissions	377.8	436.2	(58.4)	(13)%
Fees and service charges	122.2	130.4	(8.2)	(6)%
Principal transactions	93.1	105.4	(12.3)	(12)%
Gains on loans and securities, net	200.4	120.2	80.2	67%
Net impairment	(16.9)	(14.9)	(2.0)	*
Other revenues	37.8	39.3	(1.5)	(4)%

Total non-interest income	814.4	816.6	(2.2)	(0)%

Total net revenue	$1,899.5	$2,036.6	$(137.1)	(7)%

*	Percentage not meaningful.

Net Operating Interest Income

Net operating interest income decreased 11% to $1.1 billion for the year ended December 31, 2012 compared to 2011. Net operating interest income is earned primarily through investing customer cash and deposits in enterprise interest-earning assets, which include: real estate loans, margin receivables, available-for-sale securities and held-to-maturity securities.

The following tables present enterprise average balance sheet data and enterprise income and expense data for our operations, as well as the related net interest spread, yields and rates and have been prepared on the basis required by the SEC’s Industry Guide 3, “Statistical Disclosure by Bank Holding Companies” (dollars in millions):

	Year Ended December 31,
	2012			2011			2010
	Average Balance	Operating Interest Inc./Exp.	Average Yield/ Cost	Average Balance	Operating Interest Inc./Exp.	Average Yield/ Cost	Average Balance	Operating Interest Inc./Exp.	Average Yield/ Cost
Enterprise interest-earning assets:
Loans(1)	$12,027.6	$496.4	4.13%	$14,689.8	$692.1	4.71%	$18,302.2	$879.0	4.80%
Available-for-sale securities	15,236.9	361.1	2.37%	15,326.5	422.5	2.76%	13,275.9	387.5	2.92%
Held-to-maturity securities	8,408.9	237.0	2.82%	4,177.1	136.9	3.28%	1,085.8	35.9	3.31%
Margin receivables	5,471.2	216.1	3.95%	5,374.8	221.7	4.13%	4,532.5	200.3	4.42%
Cash and equivalents	1,668.3	3.6	0.21%	1,618.9	3.2	0.20%	2,414.3	5.4	0.22%
Segregated cash	956.0	0.7	0.08%	915.6	0.9	0.10%	857.1	1.9	0.22%
Securities borrowed and other	577.2	48.7	8.43%	620.9	48.8	7.85%	662.9	29.4	4.43%

Total enterprise interest-earning assets	44,346.1	1,363.6	3.07%	42,723.6	1,526.1	3.57%	41,130.7	1,539.4	3.74%

Non-operating interest-earning and non-interest earning assets(2)	5,068.9			4,339.5			4,395.1

Total assets	$49,415.0			$47,063.1			$45,525.8

Enterprise interest-bearing liabilities:
Deposits:
Sweep Deposits	$20,776.0	14.7	0.07%	$17,513.1	13.4	0.08%	$14,014.4	10.1	0.07%
Complete savings deposits	5,389.1	3.6	0.07%	6,174.4	16.1	0.26%	7,577.0	28.6	0.38%
Other money market and savings deposits	1,015.8	0.7	0.07%	1,071.5	2.5	0.23%	1,114.6	2.8	0.25%
Checking deposits	890.4	0.7	0.08%	783.2	0.8	0.10%	761.9	0.9	0.11%
Certificates of deposit	166.0	4.4	2.59%	319.5	10.0	3.13%	910.6	20.4	2.24%
Customer payables	5,648.4	10.4	0.18%	5,456.3	8.6	0.16%	4,713.2	7.0	0.15%
Securities sold under agreements to repurchase	4,775.1	158.5	3.32%	5,417.2	153.1	2.83%	6,154.3	129.6	2.11%
Federal Home Loan Bank (“FHLB”) advances and other borrowings	2,464.9	92.6	3.76%	2,741.1	106.2	3.87%	2,754.3	119.3	4.33%
Securities loaned and other	676.0	0.3	0.04%	634.8	1.5	0.23%	622.4	1.6	0.26%

Total enterprise interest-bearing liabilities	41,801.7	285.9	0.68%	40,111.1	312.2	0.78%	38,622.7	320.3	0.83%

Non-operating interest-bearing and non-interest bearing liabilities(3)	2,580.0			2,285.9			2,876.4

Total liabilities	44,381.7			42,397.0			41,499.1
Total shareholders’ equity	5,033.3			4,666.1			4,026.7

Total liabilities and shareholders’ equity	$49,415.0			$47,063.1			$45,525.8

Excess of enterprise interest-earning assets over enterprise interest-bearing liabilities/Enterprise net interest income/Spread	$2,544.4	$1,077.7	2.39%	$2,612.5	$1,213.9	2.79%	$2,508.0	$1,219.1	2.91%

Reconciliation	from enterprise net interest income to net operating interest income (dollars in millions):

	Year Ended December 31,
	2012	2011	2010
Enterprise net interest income	$1,077.7	$1,213.9	$1,219.1
Taxable equivalent interest adjustment	(1.1)	(1.2)	(1.2)
Customer cash held by third parties and other(4)	8.5	7.3	8.4

Net operating interest income	$1,085.1	$1,220.0	$1,226.3

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

(4)

Includes revenue earned on average customer assets of $4.3 billion, $3.7 billion and $3.1 billion for the years ended December 31, 2012, 2011 and 2010, respectively, held by third parties outside the Company, including money market funds and sweep deposit accounts at unaffiliated financial institutions.

	Year Ended December 31,
	2012	2011	2010
Enterprise net interest:
Spread	2.39%	2.79%	2.91%
Margin (net yield on interest-earning assets)	2.43%	2.84%	2.96%
Ratio of enterprise interest-earning assets to enterprise interest-bearing liabilities	106.09%	106.51%	106.49%
Return on average:
Total assets	(0.23)%	0.33%	(0.06)%
Total shareholders’ equity	(2.24)%	3.36%	(0.71)%
Average total shareholders’ equity to average total assets	10.19%	9.91%	8.84%

The fluctuation in enterprise interest-earning assets is driven primarily by changes in enterprise interest-bearing liabilities, specifically customer cash and deposits. Average enterprise interest-earning assets increased 4% to $44.3 billion for the year ended December 31, 2012 compared to 2011. This was primarily a result of the increases in average held-to-maturity securities, offset by a decrease in average loans.

Average enterprise interest-bearing liabilities increased 4% to $41.8 billion for the year ended December 31, 2012 compared to 2011. The increase in average enterprise interest-bearing liabilities was due primarily to an increase in average deposits offset by a decrease in average securities sold under agreements to repurchase.

Enterprise net interest spread decreased by 40 basis points to 2.39% for the year ended December 31, 2012 compared to 2011, due primarily to lower yields on loans and the impact of the interest rate environment, which remains challenging. We expect enterprise net interest spread will continue to compress in 2013 and anticipate a decrease of approximately 10 basis points from 2012; however, enterprise net interest spread may further fluctuate based on the size and mix of the balance sheet, as well as the impact from the level of interest rates.

Commissions

Commissions revenue decreased 13% to $377.8 million for the year ended December 31, 2012 compared to 2011. The main factors that affect commissions are DARTs, average commission per trade and the number of trading days during the period. Average commission per trade is impacted by customer mix and the different commission rates on various trade types (e.g. equities, options, fixed income, stock plan, exchange-traded funds, mutual funds, forex and cross border). Accordingly, changes in the mix of trade types will impact average commission per trade.

DART volume decreased 12% to 138,112 for the year ended December 31, 2012 compared to 2011. Option-related DARTs as a percentage of total DARTs represented 24% of trading volume for the year ended December 31, 2012 compared to 20% in 2011. Exchange-traded funds-related DARTs as a percentage of total DARTs represented 8% of trading volume for the year ended December 31, 2012 compared to 11% in 2011. Average commission per trade was $11.01 for both years ended December 31, 2012 and 2011.

Fees and Service Charges

Fees and service charges decreased 6% to $122.2 million for the year ended December 31, 2012 compared to 2011. The table below shows the components of fees and service charges and the resulting variances (dollars in millions):

			Variance
	Year Ended December 31,		2012 vs. 2011
	2012	2011	Amount	%
Order flow revenue	$58.4	$59.1	$(0.7)	(1)%
Mutual fund service fees	16.4	15.7	0.7	4%
Foreign exchange revenue	10.3	11.0	(0.7)	(6)%
Reorganization fees	7.7	13.4	(5.7)	(43)%
Advisor management fees	6.4	4.4	2.0	45%
Other fees and service charges	23.0	26.8	(3.8)	(14)%

Total fees and service charges	$122.2	$130.4	$(8.2)	(6)%

The decrease in fees and services charges for the year ended December 31, 2012 was driven primarily by lower reorganization fee revenue in 2012 related to a large public company reorganization in the second quarter of 2011, and by a decline in other fees and service charges due to decreased customer activity.

Principal Transactions

Principal transactions decreased 12% to $93.1 million for the year ended December 31, 2012 compared to 2011. Principal transactions are derived from our market making business in which we act as a market-maker for our brokerage customers’ orders as well as orders from third party customers. The decrease in principal transactions revenue was driven primarily by a decrease in trading volume, partially offset by an increase in average revenue per share earned.

Gains on Loans and Securities, Net

Gains on loans and securities, net increased 67% to $200.4 million for the year ended December 31, 2012 compared to 2011. We recognized additional gains from securities sold as a result of our continued deleveraging efforts, primarily related to a reduction in wholesale funding obligations, which resulted in losses on early extinguishment of debt of $78.3 million during the year ended December 31, 2012. The table below shows the activity and resulting variances (dollars in millions):

			Variance
	Year Ended December 31,		2012 vs. 2011
	2012	2011	Amount	%
Gains on loans, net	$0.6	$0.1	$0.5	*

Gains on available-for-sale securities, net	207.3	124.4	82.9	67%
Losses on trading securities, net	(0.3)	(1.9)	1.6	*
Hedge ineffectiveness	(7.2)	(2.4)	(4.8)	*

Gains on securities, net	199.8	120.1	79.7	66%

Gains on loans and securities, net	$200.4	$120.2	$80.2	67%

*	Percentage not meaningful.

Net Impairment

We recognized $16.9 million and $14.9 million of net impairment during the years ended December 31, 2012 and 2011, respectively, on certain securities in our non-agency CMO portfolio due to continued deterioration in the expected credit performance of the underlying loans in those specific securities. The gross other-than-temporary impairment (“OTTI”) and the noncredit portion of OTTI, which was or had been previously recorded through other comprehensive income (loss), are shown in the table below (dollars in millions):

	Year Ended December 31,

	2012	2011
Other-than-temporary impairment (“OTTI”)	$(19.8)	$(9.2)
Less: noncredit portion of OTTI recognized into (out of) other comprehensive income (loss) (before tax)	2.9	(5.7)

Net impairment	$(16.9)	$(14.9)

Provision for Loan Losses

Provision for loan losses decreased 20% to $354.6 million for the year ended December 31, 2012 compared to 2011. The decrease in provision for loan losses was driven primarily by improving credit trends, as evidenced by the lower levels of delinquent loans in the one- to four-family and home equity loan portfolios, and loan portfolio run-off. The decrease was partially offset by $50 million in charge-offs associated with newly identified bankruptcy filings during the third quarter of 2012, with approximately 80% related to prior years. We utilize third party loan servicers to obtain bankruptcy data on our borrowers and during the third quarter of 2012, we identified an increase in bankruptcies reported by one specific servicer. In researching this increase, we discovered that the servicer had not been reporting historical bankruptcy data on a timely basis. As a result, we implemented an enhanced procedure around all servicer reporting to corroborate bankruptcy reporting with independent third party data. Through this additional process, approximately $90 million of loans were identified in which servicers failed to report the bankruptcy filing to us, approximately 90% of which were current at the end of the third quarter of 2012. As a result, these loans were written down to the estimated current value of the underlying property less estimated selling costs, or approximately $40 million, during the third quarter of 2012. These charge-offs resulted in an increase to provision for loan losses of $50 million for the year ended December 31, 2012.

The provision for loan losses has declined four consecutive years, down 78% from its peak of $1.6 billion for the year ended December 31, 2008. We expect provision for loan losses to continue to decline over the long term, although it is subject to variability in any given quarter.

Operating Expense

The components of operating expense and the resulting variances are as follows (dollars in millions):

			Variance
	Year Ended December 31,		2012 vs. 2011
	2012	2011	Amount	%
Compensation and benefits	$352.7	$333.6	$19.1	6%
Advertising and market development	139.5	145.2	(5.7)	(4)%
Clearing and servicing	128.6	147.1	(18.5)	(13)%
FDIC insurance premiums	117.2	105.4	11.8	11%
Professional services	86.3	89.7	(3.4)	(4)%
Occupancy and equipment	74.4	68.8	5.6	8%
Communications	73.1	67.3	5.8	8%
Depreciation and amortization	90.6	89.6	1.0	1%
Amortization of other intangibles	25.2	26.2	(1.0)	(4)%
Facility restructuring and other exit activities	7.7	7.7	—	0%
Other operating expenses	66.8	154.3	(87.5)	(57)%

Total operating expense	$1,162.1	$1,234.9	$(72.8)	(6)%

Compensation and Benefits

Compensation and benefits increased 6% to $352.7 million for the year ended December 31, 2012 compared to 2011. The increase resulted primarily from $13 million in severance associated with the departure of our former Chief Executive Officer that was recorded during the year ended December 31, 2012.

Clearing and Servicing

Clearing and servicing decreased 13% to $128.6 million for the year ended December 31, 2012 compared to 2011. These decreases resulted primarily from lower trading volumes and lower loan balances compared to 2011.

FDIC Insurance Premiums

FDIC insurance premiums increased 11% to $117.2 million for the year ended December 31, 2012 compared to 2011. The increase for the year ended December 31, 2012 was due primarily to the new FDIC insurance premium assessment calculation, effective in the second quarter of 2011.

Other Operating Expenses

Other operating expenses decreased 57% to $66.8 million for the year ended December 31, 2012 compared to 2011. The decrease was driven primarily by an estimated liability of $48 million related to an offer to purchase auction rate securities from eligible holders recorded in 2011. The costs of this program, which expired on May 15, 2012, were approximately $10.2 million less than our previous estimate and a $10.2 million benefit was recorded during the year ended December 31, 2012. In addition, there was a decrease in expenses related to real estate owned (“REO”) and repossessed assets for the year ended December 31, 2012 compared to 2011.

Other Income (Expense)

Other income (expense) increased 192% to $513.7 million for the year ended December 31, 2012 compared to 2011 as shown in the following table (dollars in millions):

			Variance
	Year Ended December 31,		2012 vs. 2011
	2012	2011	Amount	%
Corporate interest income	$0.1	$0.7	$(0.6)	*
Corporate interest expense	(179.9)	(177.8)	(2.1)	1%
Gains (losses) on early extinguishment of debt:
Corporate debt	(256.9)	3.1	(260.0)	*
Wholesale borrowings	(78.3)	—	(78.3)	*
Equity in income (loss) of investments and venture funds	1.3	(1.8)	3.1	*

Total other income (expense)	$(513.7)	$(175.8)	$(337.9)	192%

*	Percentage not meaningful.

Total other income (expense) included corporate interest expense on interest-bearing corporate debt for the years ended December 31, 2012 and 2011. Corporate interest expense increased 1% to $179.9 million for the year ended December 31, 2012 compared to 2011.

In addition, for the year ended December 31, 2012, $256.9 million in losses on early extinguishment of corporate debt were recorded, as a result of the early extinguishment of all of the 12 1/2% Springing lien notes and 7 7/8% Notes during 2012. We also had $78.3 million in losses on early extinguishment of wholesale borrowings as a result of the early extinguishment of approximately $1.1 billion in wholesale borrowings during 2012. During the year ended December 31, 2011, we had $3.1 million in gains on early extinguishment of debt related to the call of the 7 3/8% senior notes due September 2013 (“7 3/8% Notes”) in the second quarter of 2011.

Income Tax Expense (Benefit)

Income tax benefit was $(18.4) million for the year ended December 31, 2012 compared to tax expense of $28.6 million in 2011. The effective tax rate was (14.0)% for the year ended December 31, 2012 compared to 15.4% in 2011.

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

In November 2012, California voters approved Proposition 39, which requires most multistate taxpayers to use a sales factor-only apportionment formula, combined with market–based sourcing for sales, other than sales of tangible personal property, effective for years beginning on or after January 1, 2013. As a result, the overall California apportionment for the company’s unitary group decreased significantly and we expect this will decrease our taxable income in California in future periods. As a result, we no longer expect to utilize net operating losses in California and we recognized tax expense of $25.1 million consisting of establishing valuation allowances for California net operating losses, research and development credits and other deferred tax assets.

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

Valuation Allowance

The net deferred tax asset was $1,416.2 million and $1,578.7 million at December 31, 2012 and 2011, respectively. We are required to establish a valuation allowance for deferred tax assets and record a charge to income if we determine, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized. If we did conclude that a valuation allowance was required, the resulting loss could have a material adverse effect on our financial condition and results of operations. For the three-year period ended December 31, 2012, we were no longer in a cumulative book loss position. As of December 31, 2012, we did not establish a valuation allowance against federal deferred tax assets as we believe that it is more likely than not that all of these assets will be realized. Approximately half of existing federal deferred tax assets are not related to net operating losses and therefore, have no expiration date. We expect to utilize the vast majority of the existing federal deferred tax assets within the next six years.

Our evaluation of the need for a valuation allowance focused on identifying significant, objective evidence that we will be able to realize the deferred tax assets in the future. We determined that our expectations regarding future earnings are objectively verifiable due to various factors. One factor is the consistent profitability of the core business, the trading and investing segment, which has generated substantial income for each of the last nine years, including through uncertain economic and regulatory environments. The core business is driven by brokerage customer activity and includes trading, brokerage cash, margin lending, retirement and investing, and other brokerage related activities. These activities drive variable expenses that correlate to the volume of customer activity, which has resulted in stable, ongoing profitability in this business.

Another factor is the mitigation of losses in the balance sheet management segment, which generated a large net operating loss in 2007 caused by the crisis in the residential real estate and credit markets. Much of this loss came from the sale of the asset-backed securities portfolio and credit losses from the mortgage loan portfolio. We no longer hold any of those asset-backed securities and shut down mortgage loan acquisition activities in 2007. In effect, the key business activities that led to the generation of the deferred tax assets were shut down over five years ago. As a result, the losses have continued to decline significantly and the balance sheet management segment became profitable in 2012. In addition, we continue to realize the benefit of various credit loss mitigation activities for the mortgage loans purchased in 2007 and prior, most notably, actively reducing or closing unused home equity lines of credit and aggressively exercising put-back clauses to sell back improperly documented loans to the originators. As a result of these loss containment measures, provision for loan losses has declined for four consecutive years, down 78% from its peak of $1.6 billion for the year ended December 31, 2008.

We maintain a valuation allowance for certain of our state deferred tax assets as it is more likely than not that they will not be realized. At December 31, 2012, we had state deferred tax assets of approximately $136.5 million that related to our state net operating loss carry forwards and temporary differences with a valuation allowance of $52.2 million against such deferred tax assets.

Tax Ownership Change

During the third quarter of 2009, we exchanged $1.7 billion principal amount of interest-bearing debt for an equal principal amount of non-interest-bearing convertible debentures. Subsequent to the 2009 Debt Exchange, $592.3 million and $128.7 million debentures were converted into 57.2 million and 12.5 million shares of common stock during the third and fourth quarters of 2009, respectively. As a result of these conversions, we believe we experienced a tax ownership change during the third quarter of 2009.

As of the date of the ownership change, we had federal NOLs available to carry forward of approximately $1,886.3 million. This amount includes $479.7 million in federal NOLs that were recorded in the third quarter of 2012 due to amended tax returns we filed that related primarily to additional tax deductions on the 2009 Debt Exchange and additional tax losses on bad debts. Section 382 imposes an annual limitation on the use of a corporation’s NOLs, certain recognized built-in losses and other carryovers after an “ownership change” occurs. Section 382 rules governing when a change in ownership occurs are complex and subject to interpretation; however, an ownership change generally occurs when there has been a cumulative change in the stock ownership of a corporation by certain “5% shareholders” of more than 50 percentage points over a rolling three-year period.

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

We believe the tax ownership change will extend the period of time it will take to fully utilize our pre-ownership change NOLs, but will not limit the total amount of pre-ownership change federal NOLs we can utilize. Our updated estimate is that we will be subject to an overall annual limitation on the use of our pre-ownership change NOLs of approximately $194 million. The overall pre-ownership change federal NOLs, which were approximately $1,886.3 million, have a statutory carry forward period of 20 years (the majority of which expire in 15 years). As a result, we believe we will be able to fully utilize these NOLs in future periods.

Our ability to utilize the pre-ownership change NOLs is dependent on our ability to generate sufficient taxable income over the duration of the carry forward periods and will not be impacted by our ability or inability to generate taxable income in an individual year.

2011 Compared to 2010

We generated net income of $156.7 million, or $0.54 per diluted share, on total revenue of $2.0 billion for the year ended December 31, 2011. Commissions, fees and service charges, principal transactions and other revenue decreased 2% to $711.3 million for the year ended December 31, 2011 compared to 2010, which was driven by the elimination of all account activity fees, which took effect in the second quarter of 2010. In addition, gains on loans and securities, net and net impairment decreased 18% to $105.3 million for the year ended December 31, 2011 compared to 2010.

Provision for loan losses declined 43% to $440.6 million for the year ended December 31, 2011 compared to 2010, driven by improving credit trends and loan portfolio run-off. Total operating expense increased 8% to $1.2 billion for the year ended December 31, 2011 compared to 2010. This increase was driven primarily by increases in advertising and market development expense, FDIC insurance premiums and other operating expenses during the year ended December 31, 2011.

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

Enterprise net interest spread decreased by 12 basis points to 2.79% for the year ended December 31, 2011 compared to 2010, reflecting yields on average enterprise interest-earning assets and the interest rate environment.

Commissions

Commissions revenue increased 1% to $436.2 million for the year ended December 31, 2011 compared to 2010. DART volume increased 5% to 157,475 for the year ended December 31, 2011 compared 2010. Option-related DARTs as a percentage of total DARTs represented 20% of trading volume for the year ended December 31, 2011 compared to 17% in 2010. Exchange-traded funds-related DARTs as a percentage of total DARTs represented 11% of trading volume for the year ended December 31, 2011 compared to 10% in 2010.

Average commission per trade decreased 2% to $11.01 for the year ended December 31, 2011 compared to 2010. The decrease was driven by a change in customer mix; specifically customers who have a higher commission per trade traded less during the year compared to active trader customers, who generally have lower commissions per trade, when compared to 2010.

Fees and Service Charges

Fees and service charges decreased 8% to $130.4 million for the year ended December 31, 2011 compared to 2010. The table below shows the components of fees and service charges and the resulting variances (dollars in millions):

			Variance
	Year Ended December 31,		2011 vs. 2010
	2011	2010	Amount	%
Order flow revenue	$59.1	$60.8	$(1.7)	(3)%
Mutual fund service fees	15.7	13.2	2.5	19%
Foreign exchange revenue	11.0	10.3	0.7	7%
Reorganization fees	13.4	9.2	4.2	46%
Advisor management fees	4.4	12.2	(7.8)	(64)%
Account activity fees	—	8.0	(8.0)	(100)%
Other fees and service charges	26.8	28.7	(1.9)	(7)%

Total fees and service charges	$130.4	$142.4	$(12.0)	(8)%

The decrease in fees and services charges for the year ended December 31, 2011 was primarily due to the elimination of all account activity fees, which became effective in the second quarter of 2010, and due to a decrease in advisor management fees. These decreases were partially offset by an increase in reorganization fee revenue related to a large public company reorganization in the second quarter of 2011.

Principal Transactions

Principal transactions increased 2% to $105.4 million for the year ended December 31, 2011 compared to 2010. The increase in principal transactions revenue was driven by a favorable mix of trading volume and revenue earned per share, as well as a continued focus on expanding our external customer base, when compared to 2010.

Gains on Loans and Securities, Net

Gains on loans and securities, net were $120.2 million for the year ended December 31, 2011 compared to $166.2 million in 2010 as shown in the following table (dollars in millions):

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

Net Impairment

We recognized $14.9 million and $37.7 million of net impairment during the years ended December 31, 2011 and 2010, respectively, on certain securities in our non-agency CMO portfolio due to continued

deterioration in the expected credit performance of the underlying loans in those specific securities. The gross OTTI and the noncredit portion of OTTI, which was or had been previously recorded through other comprehensive income (loss), are shown in the table below (dollars in millions):

	Year Ended December, 31,
	2011	2010
Other-than-temporary impairment (“OTTI”)	$(9.2)	$(41.5)
Less: noncredit portion of OTTI recognized into (out of) other comprehensive income (loss) (before tax)	(5.7)	3.8

Net impairment	$(14.9)	$(37.7)

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

Operating Expense

The components of operating expense and the resulting variances are as follows (dollars in millions):

			Variance
	Year Ended December 31,		2011 vs. 2010
	2011	2010	Amount	%
Compensation and benefits	$333.6	$325.0	$8.6	3%
Advertising and market development	145.2	132.2	13.0	10%
Clearing and servicing	147.1	147.5	(0.4)	(0)%
FDIC insurance premiums	105.4	77.7	27.7	36%
Professional services	89.7	81.2	8.5	10%
Occupancy and equipment	68.8	70.9	(2.1)	(3)%
Communications	67.3	73.3	(6.0)	(8)%
Depreciation and amortization	89.6	87.9	1.7	2%
Amortization of other intangibles	26.2	28.5	(2.3)	(8)%
Facility restructuring and other exit activities	7.7	14.4	(6.7)	*
Other operating expenses	154.3	104.0	50.3	48%

Total operating expense	$1,234.9	$1,142.6	$92.3	8%

*	Percentage not meaningful.

Compensation and Benefits

Compensation and benefits increased 3% to $333.6 million for the year ended December 31, 2011 compared to 2010. The increase resulted primarily from higher compensation expense as a result of an increase of 42% in financial consultants, partially offset by a decrease in incentive compensation.

Advertising and Market Development

Advertising and market development expense increased 10% to $145.2 million for the year ended December 31, 2011 compared to 2010. This fluctuation was due largely to a planned increase in advertising expenditures in our continuing effort to attract new accounts and customer assets during the year ended December 31, 2011.

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

Other Operating Expenses

Other operating expenses increased 48% to $154.3 million for the year ended December 31, 2011 compared to 2010. The increase was driven by an estimated liability of $48 million related to an offer to purchase auction rate securities held by customers of E*TRADE Securities LLC, as well as former customers who purchased auction rate securities through E*TRADE Securities LLC. This estimated liability related primarily to our estimate of the securities’ current fair value relative to their par value and included penalties and other estimated settlement costs. We also entered into a memorandum of understanding to settle the Freudenberg Action, which resulted in the recording of a net estimated liability of $10.8 million for the year ended December 31, 2011.

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

Total other income (expense) for the year ended December 31, 2011 primarily consisted of corporate interest expense on interest-bearing corporate debt. Corporate interest expense increased 6% to $177.8 million for the year ended December 31, 2011 compared to 2010. In addition to the stated interest on corporate debt, the corporate interest expense line item included the benefit of discontinued fair value hedges on corporate debt, which decreased $7.8 million for the year ended December 31, 2011 compared to 2010. Offsetting interest expense for the year ended December 31, 2011 was a $3.1 million gain on early extinguishment of debt related to the call of the 7 3/8% Notes in the second quarter of 2011. Offsetting corporate interest expense for the year ended December 31, 2010 was a benefit of $6.0 million related to a legal settlement.

Income Tax Expense (Benefit)

Income tax expense was $28.6 million for the year ended December 31, 2011 compared to $25.3 million in 2010. The effective tax rate was 15.4% for the year ended December 31, 2011 compared to 806.3% in 2010. During the third quarter of 2011, we recorded an income tax benefit of $61.7 million related to the taxable liquidation of a European subsidiary. The subsidiary was liquidated for U.S. tax purposes in connection with our international restructuring activities. This liquidation resulted in the taxable recognition of certain losses, including historical acquisition premiums that we incurred internationally. This tax benefit resulted in a corresponding increase to the deferred tax assets, which were $1,578.7 million as of December 31, 2011. For the year ended December 31, 2010, our reported pre-tax loss was relatively close to breakeven, which resulted in an unusually high effective tax rate.

Valuation Allowance

During the year ended December 31, 2011, we did not maintain a valuation allowance against federal deferred tax assets as we believed that it was more likely than not that all of these assets will be realized. Our evaluation focused on identifying significant, objective evidence that we would be able to realize the deferred tax assets in the future. Our analysis of the need for a valuation allowance recognized that we were in a cumulative book loss position as of the three-year period ended December 31, 2011, which is considered significant and objective evidence that we may not be able to realize some portion of deferred tax assets in the future. However, we believed we were able to rely on our forecasts of future taxable income and overcome the uncertainty created by the cumulative loss position.

SEGMENT RESULTS REVIEW

We report operating results in two segments: 1) trading and investing; and 2) balance sheet management. Trading and investing includes retail brokerage products and services; investor-focused banking products; market making; and corporate services. Balance sheet management includes the management of asset allocation; loans previously originated by the Company or purchased from third parties; customer cash and deposits; and credit, liquidity and interest rate risk for the Company as described in the Risk Management section. Costs associated with certain functions that are centrally-managed are separately reported in a corporate/other category. For more information on our segments, see Note 20—Segment Information in Item 8. Financial Statements and Supplementary Data.

Trading and Investing

The following table summarizes trading and investing financial information and key metrics as of and for the years ended December 31, 2012, 2011 and 2010 (dollars in millions, except for key metrics):

	Year Ended December 31,				Variance
					2012 vs. 2011
	2012		2011	2010	Amount	%
Net operating interest income	$640.5		$746.1	$763.0	$(105.6)	(14)%
Commissions		377.8	436.2	431.0	(58.4)	(13)%
Fees and service charges		119.4	128.0	139.1	(8.6)	(7)%
Principal transactions		93.2	105.4	103.4	(12.2)	(12)%
Other revenues		32.0	31.2	37.9	0.8	3%

Total net revenue		1,262.9	1,446.9	1,474.4	(184.0)	(13)%
Total operating expense		769.2	825.9	752.6	(56.7)	(7)%

Trading and investing income		$493.7	$621.0	$721.8	$(127.3)	(20)%

Key Metrics:
DARTs		138,112	157,475	150,532	(19,363)	(12)%
Average commission per trade	$11.01		$11.01	$11.21	$—	0%
Margin receivables (dollars in billions)	$5.8		$4.8	$5.1	$1.0	21%
End of period brokerage accounts		2,903,191	2,783,012	2,684,311	120,179	4%
Net new brokerage accounts		120,179	98,701	54,232	21,478	22%
Brokerage account attrition rate		9.0%	10.3%	12.2%	(1.3)%	*
Customer assets (dollars in billions)	$201.2		$172.4	$176.2	$28.8	17%
Net new brokerage assets (dollars in billions)	$10.4		$9.7	$8.1	$0.7	7%
Brokerage related cash (dollars in billions)	$33.9		$27.7	$24.5	$6.2	22%

*	Percentage not meaningful.

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

2012 Compared to 2011

Trading and investing income decreased 20% to $493.7 million for the year ended December 31, 2012 compared to 2011. We continued to generate net new brokerage accounts, ending the year with 2.9 million accounts. Brokerage related cash, which is one of our most profitable sources of funding, increased by $6.2 billion when compared to 2011.

Trading and investing commissions decreased 13% to $377.8 million for the year ended December 31, 2012 compared to 2011. This decrease in commissions was primarily the result of a decrease in DARTs of 12% to 138,112 for the year ended December 31, 2012 compared to 2011.

Trading and investing fees and service charges decreased 7% to $119.4 million for the year ended December 31, 2012 compared to 2011. This decrease for the year ended December 31, 2012 was driven by lower reorganization fee revenue in 2012 related to a large public company reorganization in the second quarter of 2011.

Trading and investing principal transactions decreased 12% to $93.2 million for the year ended December 31, 2012 compared to 2011. The decrease in principal transactions revenue was driven primarily by a decrease in trading volume, partially offset by an increase in average revenue per share earned, when compared to 2011.

Trading and investing operating expense decreased 7% to $769.2 million for the year ended December 31, 2012 compared to 2011. The decrease for the year ended December 31, 2012 was driven primarily by an estimated liability of $48 million that was recorded in 2011 related to an offer to purchase auction rate securities from eligible holders. The costs of this program, which expired on May 15, 2012, were approximately $10.2 million less than our previous estimate and a $10.2 million benefit was recorded during the year ended December 31, 2012.

As of December 31, 2012, we had approximately 2.9 million brokerage accounts, 1.1 million stock plan accounts and 0.4 million banking accounts. For the years ended December 31, 2012 and 2011, our brokerage products contributed 71% and 69%, respectively, and our banking products contributed 29% and 31%, respectively, of total trading and investing net revenue.

2011 Compared to 2010

Trading and investing segment income decreased 14% to $621.0 million for the year ended December 31, 2011 compared to 2010. We continued to generate net new brokerage accounts, ending the year with 2.8 million accounts. Brokerage related cash increased by $3.2 billion when compared to 2010.

Trading and investing commissions increased 1% to $436.2 million for the year ended December 31, 2011 compared to 2010. The increase in commissions was primarily the result of an increase in DARTs of 5% to 157,475 for the year ended December 31, 2011 compared to 2010.

Trading and investing fees and service charges decreased 8% to $128.0 million for the year ended December 31, 2011 compared to 2010. The decrease for the year ended December 31, 2011 was driven primarily by the elimination of all account activity fees, which took effect in the second quarter of 2010.

Trading and investing principal transactions increased 2% to $105.4 million for the year ended December 31, 2011 compared to 2010. The increase in principal transactions revenue was driven by a favorable mix of trading volume and revenue earned per share, as well as the continued focus on expanding our external customer base, when compared to 2010.

Trading and investing operating expense increased 10% to $825.9 million for the year ended December 31, 2011 compared to 2010. The increase for the year ended December 31, 2011 was driven primarily by an estimated liability of $48 million related to an offer to purchase auction rate securities held by customers of E*TRADE Securities LLC, as well as former customers who purchased auction rate securities through E*TRADE Securities LLC. This estimated liability related primarily to our estimate of the securities’ current fair value relative to their par value and included penalties and other estimated settlement costs. In addition, compensation and benefits expense increased 8% to $245.8 million as a result of an increase of 42% in financial consultants.

As of December 31, 2011, we had approximately 2.8 million brokerage accounts, 1.1 million stock plan accounts and 0.5 million banking accounts. For the years ended December 31, 2011 and 2010, our brokerage products contributed 69% and 67%, respectively, and our banking products contributed 31% and 33%, respectively, of total trading and investing net revenue.

Balance Sheet Management

The following table summarizes balance sheet management financial information and key metrics as of and for the years ended December 31, 2012, 2011 and 2010 (dollars in millions):

				Variance
	Year Ended December 31,			2012 vs. 2011
	2012	2011	2010	Amount	%
Net operating interest income	$444.6	$473.9	$463.3	$(29.3)	(6)%
Fees and service charges	2.8	2.4	3.2	0.4	17%
Gains on loans and securities, net	200.8	121.2	166.3	79.6	66%
Net impairment	(16.9)	(14.9)	(37.7)	(2.0)	*
Other revenues	5.5	7.2	8.4	(1.7)	(24)%

Total net revenue	636.8	589.8	603.5	47.0	8%
Provision for loan losses	354.6	440.6	779.4	(86.0)	(20)%
Total operating expense	220.6	238.4	215.5	(17.8)	(7)%

Balance sheet management income (loss)	$61.6	$(89.2)	$(391.4)	$150.8	*

Key Metrics:
Special mention loan delinquencies	$342.2	$467.1	$589.4	$(124.9)	(27)%
Allowance for loan losses	$480.7	$822.8	$1,031.2	$(342.1)	(42)%

*	Percentage not meaningful.

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

2012 Compared to 2011

The balance sheet management segment reported income of $61.6 million and a loss of $89.2 million for the years ended December 31, 2012 and 2011, respectively. Balance sheet management income was due primarily to a decrease in provision for loan losses of 20% to $354.6 million for the year ended December 31, 2012.

Gains on loans and securities, net increased 66% to $200.8 million for the year ended December 31, 2012 compared to 2011. We recognized additional gains from securities sold as a result of our continued deleveraging efforts, primarily related to a reduction in wholesale funding obligations, which resulted in losses on early extinguishment of debt of $78.3 million during the year ended December 31, 2012.

We recognized $16.9 million and $14.9 million of net impairment during the year ended December 31, 2012 and 2011, respectively, on certain securities in the non-agency CMO portfolio due to continued deterioration in the expected credit performance of the underlying loans in those specific securities.

Provision for loan losses decreased 20% to $354.6 million for the year ended December 31, 2012 compared to 2011. The decrease in provision for loan losses was driven primarily by improving credit trends, as evidenced by the lower levels of delinquent loans in the one- to four-family and home equity loan portfolios, and loan portfolio run-off. The decrease was partially offset by $50 million in charge-offs associated with newly identified bankruptcy filings during the third quarter of 2012, with approximately 80% related to prior years. We utilize third party loan servicers to obtain bankruptcy data on our borrowers and during the third quarter of 2012, we identified an increase in bankruptcies reported by one specific servicer. In researching this increase, we discovered that the servicer had not been reporting historical bankruptcy data on a timely basis. As a result, we implemented an enhanced procedure around all servicer reporting to corroborate bankruptcy reporting with independent third party data. Through this additional process, approximately $90 million of loans were identified in which servicers failed to report the bankruptcy filing to us, approximately 90% of which were current at the end of the third quarter of 2012. As a result, these loans were written down to the estimated current value of the underlying property less estimated selling costs, or approximately $40 million, during the third quarter of 2012. These charge-offs resulted in an increase to provision for loan losses of $50 million for the year ended December 31, 2012.

Total balance sheet management operating expense decreased 7% to $220.6 million for the year ended December 31, 2012 compared to 2011. The decrease in operating expense for the year ended December 31, 2012 resulted primarily from lower clearing and service expense due to lower loan balances compared to 2011, and a decrease in expenses related to REO and repossessed assets. These decreases were offset by an increase in FDIC insurance premium expense as a result of an industry wide change in the FDIC insurance premium assessment calculation, effective in the second quarter of 2011.

2011 Compared to 2010

The balance sheet management segment reported losses of $89.2 million and $391.4 million for the years ended December 31, 2011 and 2010, respectively. The losses in this segment were due primarily to the provision for loan losses of $440.6 million and $779.4 million for the years ended December 31, 2011 and 2010, respectively.

Gains on loans and securities, net were $121.2 million for the year ended December 31, 2011 compared to $166.3 million in 2010. The decrease in gains on loans and securities, net was primarily due to more trading volatility in the markets in 2010 when compared to 2011.

We recognized $14.9 million and $37.7 million of net impairment during the years ended December 31, 2011 and 2010, respectively, on certain securities in our non-agency CMO portfolio due to continued deterioration in the expected credit performance of the underlying loans in the securities.

Provision for loan losses decreased 43% to $440.6 million for the year ended December 31, 2011 compared to 2010. The decrease in the provision for loan losses was driven by improving credit trends and loan portfolio run-off, as evidenced by lower levels of delinquent loans in the one- to four- family and home equity loan portfolios.

Total balance sheet management operating expense increased 11% to $238.4 million for the year ended December 31, 2011 compared to 2010. The increase in operating expense for the year ended December 31, 2011 was due primarily to increased FDIC insurance premiums as a result of an industry wide change in the FDIC insurance premium assessment calculation, effective in the second quarter of 2011.

Corporate/Other

The following table summarizes corporate/other financial information for the years ended December 31, 2012, 2011 and 2010 (dollars in millions):

				Variance
	Year Ended December 31,			2012 vs. 2011
	2012	2011	2010	Amount	%
Total net revenue	$(0.2)	$(0.1)	$—	$(0.1)	*

Compensation and benefits	81.0	70.3	80.2	10.7	15%
Professional services	37.5	35.4	28.9	2.1	6%
Occupancy and equipment	5.5	2.7	2.6	2.8	104%
Communications	1.7	1.5	1.7	0.2	13%
Depreciation and amortization	16.3	18.4	21.0	(2.1)	(11)%
Facility restructuring and other exit activities	7.7	7.7	14.3	—	0%
Other operating expenses	22.6	34.5	25.8	(11.9)	(34)%

Total operating expense	172.3	170.5	174.5	1.8	1%

Operating loss	(172.5)	(170.6)	(174.5)	(1.9)	1%
Total other income (expense)	(513.7)	(175.8)	(159.0)	(337.9)	192%

Corporate/other loss	$(686.2)	$(346.4)	$(333.5)	$(339.8)	98%

*	Percentage not meaningful.

The corporate/other category includes costs that are centrally-managed, technology related costs incurred to support centrally-managed functions, restructuring and other exit activities, corporate debt and corporate investments.

2012 Compared to 2011

The corporate/other loss before income taxes was $686.2 million for the year ended December 31, 2012, compared to $346.4 million in 2011.

The operating loss increased 1% to $172.5 million for the year ended December 31, 2012 compared to 2011 due primarily to an increase in compensation and benefits as a result of $13 million in severance associated with the departure of our former Chief Executive Officer that was recorded during the year ended December 31, 2012. This increase was partially offset by a decrease in other operating expense primarily due to the recording of a net estimated liability of $10.8 million related to a memorandum of understanding that we entered into to settle the Freudenberg Action during the year ended December 31, 2011, for which there was no similar expense in 2012.

Total other income (expense) included corporate interest expense on interest-bearing corporate debt for the years ended December 31, 2012 and 2011. Corporate interest expense increased 1% to $179.9 million year ended December 31, 2012 compared to 2011. In addition, for the year ended December 31, 2012, $256.9 million in losses on early extinguishment of debt were recorded, driven by the early extinguishment of all of the outstanding 12  1/2% Springing lien notes and 7  7/8% Notes during 2012. Offsetting corporate interest expense for the year ended December 31, 2011 as a $3.1 million in gain on early extinguishment of debt related to the call of the 7  3/8% Notes in the second quarter of 2011.

2011 Compared to 2010

The corporate/other loss before income tax was $346.4 million for the year ended December 31, 2011, compared to $333.5 million in 2010. Compensation and benefits decreased 12% to $70.3 million due primarily to a decrease in incentive compensation during the year ended December 31, 2011 compared to 2010. The increase in professional services was due primarily to a $6.0 million credit in connection with a legal settlement in the third quarter of 2010, which decreased professional services for the year ended December 31, 2010. Other operating expenses increased 34% to $34.5 million primarily due to the recording of a net estimated liability of $10.8 million related a memorandum of understanding that was entered into to settle the Freudenberg Action during the year ended December 31, 2011.

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

BALANCE SHEET OVERVIEW

The following table sets forth the significant components of the consolidated balance sheet (dollars in millions):

			Variance
	December 31,		2012 vs. 2011
	2012	2011	Amount	%
Assets:
Cash and equivalents	$2,761.5	$2,099.8	$661.7	32%
Segregated cash	376.9	1,275.6	(898.7)	(70)%
Securities(1)	23,084.2	21,785.4	1,298.8	6%
Margin receivables	5,804.0	4,826.3	977.7	20%
Loans receivable, net	10,098.7	12,332.8	(2,234.1)	(18)%
Investment in FHLB stock	67.4	140.2	(72.8)	(52)%
Other(2)	5,194.0	5,480.4	(286.4)	(5)%

Total assets	$47,386.7	$47,940.5	$(553.8)	(1)%

Liabilities and shareholders’ equity:
Deposits	$28,392.5	$26,460.0	$1,932.5	7%
Wholesale borrowings(3)	5,715.6	7,752.4	(2,036.8)	(26)%
Customer payables	4,964.9	5,590.9	(626.0)	(11)%
Corporate debt	1,765.0	1,493.5	271.5	18%
Other liabilities	1,644.2	1,715.7	(71.5)	(4)%

Total liabilities	42,482.2	43,012.5	(530.3)	(1)%
Shareholders’ equity	4,904.5	4,928.0	(23.5)	(1)%

Total liabilities and shareholders’ equity	$47,386.7	$47,940.5	$(553.8)	(1)%

(1)	Includes balance sheet line items trading, available-for-sale and held-to-maturity securities.
(2)	Includes balance sheet line items property and equipment, net, goodwill, other intangibles, net and other assets.
(3)	Includes balance sheet line items securities sold under agreements to repurchase and FHLB advances and other borrowings.

Segregated Cash

Segregated cash decreased by $0.9 billion during the year ended December 31, 2012. The level of cash required to be segregated under federal or other regulations, or segregated cash, is driven largely by customer cash and securities lending balances we hold as a liability in excess of the amount of margin receivables and securities borrowed balances we hold as an asset. The excess represents customer cash that we are required by our regulators to segregate for the exclusive benefit of our brokerage customers.

Securities

Trading, available-for-sale and held-to-maturity securities are summarized as follows (dollars in millions):

			Variance
	December 31,		2012 vs. 2011
	2012	2011	Amount	%
Trading securities	$101.3	$54.4	$46.9	86%

Available-for-sale securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$12,097.2	$13,965.7	$(1,868.5)	(13)%
Non-agency CMOs	235.2	341.6	(106.4)	(31)%

Total residential mortgage-backed securities	12,332.4	14,307.3	(1,974.9)	(14)%
Investment securities	1,110.6	1,344.2	(233.6)	(17)%

Total available-for-sale securities	$13,443.0	$15,651.5	$(2,208.5)	(14)%

Held-to-maturity securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$7,887.5	$5,296.5	$2,591.0	49%
Investment securities	1,652.4	783.0	869.4	111%

Total held-to-maturity securities	$9,539.9	$6,079.5	$3,460.4	57%

Total securities	$23,084.2	$21,785.4	$1,298.8	6%

Securities represented 49% and 45% of total assets at December 31, 2012 and 2011, respectively. The decline in available-for-sale securities during the year ended December 31, 2012 was due primarily to a decrease of $1.9 billion in agency mortgage-backed securities and CMOs. We sold agency mortgage-backed securities and CMOs to reduce asset balances driven primarily by the reduction of $2.0 billion in wholesale borrowings, $1.5 billion of which was due to deleveraging initiatives.

The increase in held-to-maturity securities was due primarily to an increase of $2.6 billion in agency mortgage-backed securities and CMOs. The purchases of securities were driven primarily by the increase in customer deposits during the first nine months of 2012, which we invested in available-for-sale and held-to-maturity securities.

Loans Receivable, Net

Loans receivable, net are summarized as follows (dollars in millions):

			Variance
	December 31,		2012 vs. 2011
	2012	2011	Amount	%
One- to four-family	$5,442.2	$6,615.8	$(1,173.6)	(18)%
Home equity	4,223.4	5,328.7	(1,105.3)	(21)%
Consumer and other	844.9	1,113.2	(268.3)	(24)%
Unamortized premiums, net	68.9	97.9	(29.0)	(30)%
Allowance for loan losses	(480.7)	(822.8)	342.1	(42)%

Total loans receivable, net	$10,098.7	$12,332.8	$(2,234.1)	(18)%

Loans receivable, net decreased 18% to $10.1 billion at December 31, 2012 from $12.3 billion at December 31, 2011. This decline was due primarily to our strategy of reducing balance sheet risk by allowing the loan portfolio to pay down, which we plan to do for the foreseeable future.

During the year ended December 31, 2012, the allowance for loan losses decreased by $342.1 million from the level at December 31, 2011. During the first quarter of 2012, we completed an evaluation of certain programs and practices that were designed in accordance with guidance from our former regulator, the OTS. This evaluation was initiated in connection with our transition from the OTS to the OCC, our new primary banking regulator. As a result of our evaluation, loan modification policies and procedures were aligned with the guidance from the OCC. The review resulted in a significant increase in charge-offs during the first quarter of 2012. The majority of the losses associated with these charge-offs were previously reflected in the specific valuation allowance and qualitative component of the general allowance for loan losses at December 31, 2011. See Summary of Critical Accounting Policies and Estimates for a discussion of the estimates and assumptions used in the allowance for loan losses, including the qualitative component.

Deposits

Deposits are summarized as follows (dollars in millions):

			Variance
	December 31,		2012 vs. 2011
	2012	2011	Amount	%
Sweep deposits	$21,253.6	$18,619.0	$2,634.6	14%
Complete savings deposits	4,981.6	5,720.8	(739.2)	(13)%
Checking deposits	1,055.4	863.3	192.1	22%
Other money market and savings deposits	995.2	1,033.2	(38.0)	(4)%
Time deposits	106.7	223.7	(117.0)	(52)%

Total deposits	$28,392.5	$26,460.0	$1,932.5	7%

Deposits represented 67% and 62% of total liabilities at December 31, 2012 and 2011, respectively. At December 31, 2012, 92% of our customer deposits were covered by FDIC insurance. Deposits provide the benefit of lower interest costs compared with wholesale funding alternatives. Deposits increased 7% to $28.4 billion at December 31, 2012 from $26.5 billion at December 31, 2011. The increase was driven primarily by an increase of $2.6 billion in sweep deposits. The increase in sweep deposits was driven by an increase in customer inflows during the year ended December 31, 2012, offset by a reduction of $1.7 billion in sweep deposits that were transferred off of the balance sheet to third parties, as a result of deleveraging initiatives and the dissolution of our third bank charter.

The deposits balance is a component of the total customer cash and deposits balance reported as a customer activity metric of $41.0 billion and $35.5 billion at December 31, 2012 and 2011, respectively. The total customer cash and deposits balance is summarized as follows (dollars in millions):

			Variance
	December 31,		2012 vs. 2011
	2012	2011	Amount	%
Deposits	$28,392.5	$26,460.0	$1,932.5	7%
Less: brokered certificates of deposit	(11.2)	(33.2)	22.0	(66)%

Retail deposits	28,381.3	26,426.8	1,954.5	7%
Customer payables	4,964.9	5,590.9	(626.0)	(11)%
Customer cash balances held by third parties and other	7,644.2	3,520.1	4,124.1	117%

Total customer cash and deposits	$40,990.4	$35,537.8	$5,452.6	15%

The decrease in customer payables during the year ended December 31 2012 was primarily due to deleveraging initiatives as $0.9 billion was transferred off of the balance sheet to third parties during the fourth quarter of 2012. The increase in customer cash balances held by third parties and other was also related to deleveraging initiatives and consisted of sweep deposits and customer payables that were transferred off of the balance sheet during the year ended December 31, 2012 in addition to customer cash that is being directed to third party money funds upon new account opening.

Wholesale Borrowings

Wholesale borrowings, which consist of securities sold under agreements to repurchase and FHLB advances and other borrowings, are summarized as follows (dollars in millions):

			Variance
	December 31,		2012 vs. 2011
	2012	2011	Amount	%
Securities sold under agreements to repurchase	$4,454.7	$5,015.5	$(560.8)	(11)%

FHLB advances	$831.7	$2,302.7	$(1,471.0)	(64)%
Subordinated debentures	427.7	427.6	0.1	0%
Other	1.5	6.6	(5.1)	(77)%

Total FHLB advances and other borrowings	$1,260.9	$2,736.9	$(1,476.0)	(54)%

Total wholesale borrowings	$5,715.6	$7,752.4	$(2,036.8)	(26)%

Wholesale borrowings represented 13% and 18% of total liabilities at December 31, 2012 and 2011, respectively. Securities sold under agreements to repurchase and FHLB advances are the primary wholesale funding sources of the Bank. The decline in wholesale borrowings of $2.0 billion during the year ended December 31, 2012 was driven by decreases of $1.5 billion in FHLB advances and $560.8 million in securities sold under agreements to repurchase. These decreases included $1.5 billion as part of our deleveraging initiatives, $1.1 billion of which were early terminations of the wholesale borrowings that resulted in approximately $78 million of losses on early extinguishment of debt during the year ended December 31, 2012.

Corporate Debt

Corporate debt by type is shown as follows (dollars in millions):

	Face Value	Discount	Fair Value Hedge Adjustment	Net
December 31, 2012
Interest-bearing notes:
6 3/4% Notes, due 2016	$435.0	$(5.8)	$—	$429.2
6% Notes, due 2017	505.0	(4.6)	—	500.4
6 3/8% Notes, due 2019	800.0	(7.3)	—	792.7

Total interest-bearing notes	1,740.0	(17.7)	—	1,722.3
Non-interest-bearing debt:
0% Convertible debentures, due 2019	42.7	—	—	42.7

Total corporate debt	$1,782.7	$(17.7)	$—	$1,765.0

	Face Value	Discount	Fair Value Hedge Adjustment	Net
December 31, 2011
Interest-bearing notes:
7 7/8% Notes, due 2015	$243.2	$(1.2)	$7.4	$249.4
6 3/4% Notes, due 2016	435.0	(7.4)	—	427.6
12 1/2% Springing lien notes, due 2017	930.2	(162.9)	6.2	773.5

Total interest-bearing notes	1,608.4	(171.5)	13.6	1,450.5
Non-interest-bearing debt:
0% Convertible debentures, due 2019	43.0	—	—	43.0

Total corporate debt	$1,651.4	$(171.5)	$13.6	$1,493.5

During the fourth quarter of 2012, we issued an aggregate principal amount of $505 million of 6% Notes and $800 million of 6 3/8% Notes. We used the proceeds to redeem all of the outstanding 12 1/2% Springing lien notes and 7 7/8% Notes, which resulted in $256.9 million in losses on early extinguishment for the year ended December 31, 2012. This transaction will result in an annual after-tax savings of approximately $60 million.

Shareholders’ Equity

The activity in shareholders’ equity during the year ended December 31, 2012 is summarized as follows (dollars in millions):

	Common Stock / Additional Paid-In Capital	Accumulated Deficit / Other Comprehensive Loss	Total
Beginning balance, December 31, 2011	$7,309.7	$(2,381.7)	$4,928.0
Net loss	—	(112.6)	(112.6)
Net change from available-for-sale securities	—	68.6	68.6
Net change from cash flow hedging instruments	—	5.6	5.6
Other(1)	12.4	2.5	14.9

Ending balance, December 31, 2012	$7,322.1	$(2,417.6)	$4,904.5

(1)	Other includes employee share-based compensation, conversions of convertible debentures and changes in accumulated other comprehensive loss from foreign currency translation.

LIQUIDITY AND CAPITAL RESOURCES

We have established liquidity and capital policies to support the successful execution of our business strategies, while ensuring ongoing and sufficient liquidity through the business cycle. These policies are especially important during periods of stress in the financial markets, which have been ongoing since the fourth quarter of 2007.

We believe liquidity is of critical importance to the Company and especially important within E*TRADE Bank. The objective of our policies is to ensure that we can meet our corporate and banking liquidity needs under both normal operating conditions and under periods of stress in the financial markets. Our corporate liquidity needs are primarily driven by the amount of principal and interest due on our corporate debt as well as any capital needs at E*TRADE Bank. Our banking liquidity needs are driven primarily by the level and volatility of our customer deposits. Management maintains an extensive set of liquidity sources and monitors certain business trends and market metrics closely in an effort to ensure we have sufficient liquidity and to avoid dependence on other more expensive sources of funding. Management believes the following sources of liquidity are of critical importance in maintaining ample funding for liquidity needs: Corporate cash, Bank cash, deposits and unused FHLB borrowing capacity. Management believes that within deposits, sweep deposits are of particular importance as they are the most stable source of liquidity for E*TRADE Bank when compared to non-sweep deposits. Overall, management believes that these liquidity sources, which can fluctuate in any given period, are more than sufficient to meet our needs for the foreseeable future.

Capital is generated primarily through the business operations of the trading and investing and balance sheet management segments, which are primarily contained within E*TRADE Bank; therefore, we believe a key indicator of the capital generated or used in our business operations is the level of regulatory capital in E*TRADE Bank. As of December 31, 2012, E*TRADE Bank’s Tier 1 leverage ratio was 8.7%, an increase from 7.8% at December 31, 2011. We are focused on improving the Tier 1 leverage ratio at E*TRADE Bank through deleveraging the balance sheet by a reduction in wholesale borrowings, retail deposits and customer payables.

We submitted an initial long-term strategic and capital plan to the OCC and Federal Reserve during the second quarter of 2012. The plan included: our five-year business strategy; forecasts of our business results and capital ratios; capital distribution plans in current and adverse operating conditions; and internally developed stress tests. During the third quarter of 2012, we received initial feedback from our regulators on this plan and we believe that key elements of this plan, specifically reducing risk, deleveraging the balance sheet and the development of an enterprise risk management function, are critical. We submitted an updated long-term strategic and capital plan to the OCC and Federal Reserve in February 2013, which included the key elements outlined in the initial plan as well as the progress made during 2012 on those key elements. We believe that our targets for capital levels at E*TRADE Bank and corresponding distributions of capital from E*TRADE Bank and its subsidiaries to the parent company will be achievable over time. We plan to continue an active and ongoing dialogue with our regulators to ensure our execution of the plan is consistent with their expectations.

Consolidated Cash and Equivalents

The consolidated cash and equivalents balance increased by $661.7 million to $2.8 billion at December 31, 2012 when compared to 2011. The majority of this balance is cash held in regulated subsidiaries, primarily the Bank, outlined as follows (dollars in millions):

	December 31,		Variance
	2012	2011	2012 vs. 2011
Corporate cash	$407.6	$484.4	$(76.8)
Bank cash	2,319.6	1,574.1	745.5
International brokerage and other cash	34.3	41.3	(7.0)

Total consolidated cash and equivalents	$2,761.5	$2,099.8	$661.7

Corporate cash is the primary source of liquidity at the parent company. We define corporate cash as cash held at the parent company as well as cash held in certain subsidiaries that can distribute cash to the parent company without any regulatory approval. We believe corporate cash is a useful measure of the parent company’s liquidity as it is the primary source of capital above and beyond the capital deployed in our regulated subsidiaries. Corporate cash can fluctuate in any given quarter and is impacted primarily by tax settlements, approval and timing of subsidiary dividends, debt service costs and other overhead cost sharing arrangements. In the fourth quarter of 2012, we refinanced $1.3 billion of our higher yielding corporate debt resulting in a decrease in our annual debt service costs of approximately $55 million. We target corporate cash to be at least two times our annual debt service, or approximately $220 million. From the level of corporate cash at December 31, 2012, we expect that it will decline generally in line with our corporate interest expense. However, the parent company has approximately $450 million in net deferred tax assets, which will ultimately become sources of corporate cash as the parent’s subsidiaries reimburse the parent for the use of its deferred tax assets.

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

E*TRADE Bank is subject to capital requirements determined by its primary regulators. At December 31, 2012 and 2011, E*TRADE Bank had $1.6 billion and $1.2 billion, respectively, of Tier 1 leverage capital in excess of the regulatory minimum level required to be considered “well capitalized.”

The Company’s broker-dealer subsidiaries are subject to capital requirements determined by their respective regulators. At December 31, 2012 and 2011, all of our brokerage subsidiaries met their minimum net capital requirements. Our broker-dealer subsidiaries had excess net capital of $655.1 million at December 31, 2012, a decrease of $20.0 million from $675.1 million at December 31, 2011. The excess net capital of the broker-dealer subsidiaries at December 31, 2012 included $535.3 million and $79.1 million of excess net capital at E*TRADE Clearing LLC and E*TRADE Securities LLC, respectively, which are subsidiaries of E*TRADE Bank and are also included in the excess capital of E*TRADE Bank.

Financial Regulatory Reform Legislation and Basel III Framework

Under the Dodd-Frank Act, our former primary regulator, the OTS, was abolished in July 2011 and its functions and personnel distributed among the OCC, the FDIC and the Federal Reserve. Although the Dodd-Frank Act maintains the federal thrift charter, it eliminates certain benefits of the charter and imposes new penalties for failure to comply with the qualified thrift lender test. The Dodd-Frank Act also requires all companies, including savings and loan holding companies, that directly or indirectly control an insured depository institution to serve as a source of strength for the institution.

The implementation of holding company capital requirements will impact us as the parent company was not previously subject to regulatory capital requirements. These requirements are expected to become effective within the next three years. We believe these capital ratios are an important measure of capital strength and accordingly manage our capital against the current capital ratios that apply to bank holding companies in preparation for the application of these requirements. The Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital ratios are non-GAAP measures as the parent company is not yet held to these regulatory capital requirements and are calculated as follows (dollars in millions):

	December 31,
	2012	2011	2010
Shareholders’ equity	$4,904.5	$4,928.0	$4,052.4
Deduct:
Losses in other comprehensive income on available-for-sale debt securities and cash flow hedges, net of tax	(315.4)	(389.6)	(439.9)
Goodwill and other intangible assets, net of deferred tax liabilities	1,899.4	1,947.5	2,046.4
Add:
Qualifying restricted core capital elements	433.0	433.0	433.0

Subtotal	3,753.5	3,803.1	2,878.9
Deduct:
Disallowed servicing assets and deferred tax assets	1,278.9	1,331.0	1,351.3

Tier 1 capital	2,474.6	2,472.1	1,527.6

Add:
Allowable allowance for loan losses	251.8	277.6	295.6

Total capital	$2,726.4	$2,749.7	$1,823.2

Total average assets	$48,152.7	$46,964.2	$46,043.4
Deduct:
Goodwill and other intangible assets, net of deferred tax liabilities	1,899.4	1,947.5	2,046.4

Subtotal	46,253.3	45,016.7	43,997.0
Deduct:
Disallowed servicing assets and deferred tax assets	1,278.9	1,331.0	1,351.3

Average total assets for leverage capital purposes	$44,974.4	$43,685.7	$42,645.7

Total risk-weighted assets(1)	$19,849.9	$21,668.1	$22,915.8

Tier 1 leverage ratio (Tier 1 capital / Average total assets for leverage capital purposes)	5.5%	5.7%	3.6%

Tier 1 capital / Total risk-weighted assets	12.5%	11.4%	6.7%
Total capital / Total risk-weighted assets	13.7%	12.7%	8.0%

(1)	Under the regulatory guidelines for risk-based capital, on-balance sheet assets and credit equivalent amounts of derivatives and off-balance sheet items are assigned to one of several broad risk categories according to the obligor or, if relevant, the guarantor or the nature of any collateral. The aggregate dollar amount in each risk category is then multiplied by the risk weight associated with that category. The resulting weighted values from each of the risk categories are aggregated for determining total risk-weighted assets.

As of December 31, 2012, the parent company Tier 1 leverage ratio was approximately 5.5% compared to the minimum ratio required to be “well capitalized” of 5%, the Tier 1 risk-based capital ratio was approximately 12.5% compared to the minimum ratio required to be “well capitalized” of 6%, and the total risk-based capital ratio was approximately 13.7% compared to the minimum ratio required to be “well capitalized” of 10%.

Our Tier 1 common ratio, which is a non-GAAP measure and currently has no mandated minimum or “well capitalized” standard, was 10.3% as of December 31, 2012. We believe this ratio is an important measure of our capital strength. The Tier 1 common ratio is defined as Tier 1 capital less elements of Tier 1 capital that are not in the form of common equity, such as trust preferred securities, divided by total risk-weighted assets. The following table shows the calculation of the Tier 1 common ratio (dollars in millions):

	December 31,
	2012	2011	2010
Shareholders’ equity	$4,904.5	$4,928.0	$4,052.4
Deduct:
Losses in other comprehensive income on available-for-sale debt securities and cash flow hedges, net of tax	(315.4)	(389.6)	(439.9)
Goodwill and other intangible assets, net of deferred tax liabilities	1,899.4	1,947.5	2,046.4

Subtotal	3,320.5	3,370.1	2,445.9
Deduct:
Disallowed servicing assets and deferred tax assets	1,278.9	1,331.0	1,351.3

Tier 1 common	$2,041.6	$2,039.1	$1,094.6

Total risk-weighted assets	$19,849.9	$21,668.1	$22,915.8
Tier 1 common ratio (Tier 1 common / Total risk-weighted assets)	10.3%	9.4%	4.8%

In June 2012, the U.S. Federal banking agencies published notices of proposed rulemaking for comment related to the implementation of the Basel III framework for the calculation and components of a banking organization’s regulatory capital and a U.S. version of the international standardized approach for calculating a banking organization’s risk-weighted assets. In November 2012, the banking agencies announced a delay in the implementation of Basel III in the U.S. and have not yet issued final Basel III rules. We believe the most relevant elements of the proposal to us relate to the proposed risk-weighting of mortgage loans and margin receivables in addition to the inclusion in the calculation of Common Tier 1 capital of unrealized gains (losses) on all available-for-sale debt securities. Under the current proposal, we do not believe the incorporation of these elements have a significant impact on our current capital ratios; however, the final impact of the Basel III capital standards on regulatory requirements will remain uncertain until the final rules implementing Basel III are adopted for U.S. institutions. We will continue to monitor the ongoing rule-making and comment process to assess both the timing and the impact of the Dodd-Frank Act and Basel III capital standards on our business.

On October 9, 2012, the Federal Reserve adopted final regulations implementing the requirement for certain Federal Reserve-regulated savings and loan holding companies, including the Company, to conduct company-run stress tests on an annual basis. Under the Federal Reserve’s stress test regulations, we will be required to utilize stress-testing methodologies providing for results under at least three different sets of conditions, including baseline, adverse, and severely adverse conditions. The final regulations will apply to the Company in the fall of the calendar year after it becomes subject to minimum capital requirements, a period which has not yet been specified. We conducted a company-run stress test for the Company, which we believe is consistent with the Federal Reserve’s methodologies, and provided the results to the Federal Reserve with the submission of the long-term strategic and capital plan.

Also on October 9, 2012, the OCC adopted final regulations implementing the requirement for national banks or federal savings associations with over $10 billion in average total consolidated assets, including E*TRADE Bank, to conduct company-run stress tests on an annual basis. Under the OCC’s stress test regulations, E*TRADE Bank also will be required to utilize stress-testing methodologies providing for results under at least three different sets of conditions, including baseline, adverse and severely adverse scenarios. The final regulations require E*TRADE Bank to conduct its first stress test using financial statement data as of September 30, 2013, and it will be required to report results to the OCC on or before March 31, 2014. We conducted a company-run stress test for E*TRADE Bank, which we believe is consistent with the OCC’s methodologies, and provided the results to the OCC with submission of the long-term strategic and capital plan.

Other Sources of Liquidity

We also maintain uncommitted lines of credit with unaffiliated banks to finance margin lending, with available balances subject to approval when utilized. At December 31, 2012, there were no outstanding balances.

We rely on borrowed funds, from sources such as securities sold under agreements to repurchase and FHLB advances, to provide liquidity for E*TRADE Bank. Our ability to borrow these funds is dependent upon the continued availability of funding in the wholesale borrowings market. In addition, we can borrow from the Federal Reserve Bank’s discount window to meet short-term liquidity requirements, although it is not viewed as a primary source of funding. At December 31, 2012, E*TRADE Bank had approximately $3.9 billion and $1.1 billion in additional collateralized borrowing capacity with the FHLB and the Federal Reserve Bank, respectively. We also have the ability to generate liquidity in the form of additional deposits by raising the yield on our customer deposit account products.

Off-Balance Sheet Arrangements

We enter into various off-balance-sheet arrangements in the ordinary course of business, primarily to meet the needs of our customers and to reduce our own exposure to interest rate risk. These arrangements include firm commitments to extend credit and letters of credit. Additionally, we enter into guarantees and other similar arrangements as part of transactions in the ordinary course of business. For additional information on each of these arrangements, see Note 19—Commitments, Contingencies and Other Regulatory Matters of Item 8. Financial Statements and Supplementary Data.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at December 31, 2012 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (dollars in millions):

	Payments Due by Period
	Less Than 1 Year	1-3 Years	3-5 Years	Thereafter	Total
Securities sold under agreements to repurchase(1)	$3,421.1	$578.9	$514.6	$—	$4,514.6
FHLB advances and other borrowings(1)(2)	188.3	136.7	688.4	648.2	1,661.6
Corporate debt(3)	110.7	221.3	1,111.0	938.3	2,381.3
Uncertain tax positions	1.3	1.9	136.6	352.2	492.0
Certificates of deposit and brokered certificates of deposit(1)(4)	66.3	34.0	9.0	0.4	109.7
Operating lease payments(5)	21.5	44.4	41.4	58.4	165.7
Purchase obligations(6)	59.2	24.5	—	—	83.7

Total contractual obligations	$3,868.4	$1,041.7	$2,501.0	$1,997.5	$9,408.6

(1)

Includes annual interest based on the contractual features of each transaction, using market rates at December 31, 2012. Interest rates are assumed to remain at current levels over the life of all adjustable rate instruments.

(2)	For subordinated debentures included in other borrowings, does not assume early redemption under current conversion provisions.
(3)	Includes annual interest payments. Does not assume conversion for the non-interest bearing convertible debentures due 2019.
(4)	Does not include sweep deposits, complete savings deposits, other money market and savings deposits or checking deposits as there are no stated maturity dates and /or scheduled contractual payments.
(5)	Includes facilities restructuring leases with initial or remaining terms in excess of one year and is net of estimated future sublease income.
(6)

Includes material purchase obligations for goods and services covered by non-cancelable contracts and contracts with termination clauses. Includes contracts through the termination date, even if the contract is renewable.

As of December 31, 2012, the Company had $0.3 billion of unused lines of credit available to customers under home equity lines of credit and $0.3 billion of unused consumer and other lines. As of December 31, 2012, the Company had no commitments to purchase or originate loans and had a commitment to sell mortgage loans of $1.0 million. The Company had a commitment to purchase and sell securities of $335.1 million and $282.2 million, respectively. The Company also had $4.4 million in commitments to fund low income housing tax credit partnerships and other limited partnerships as of December 31, 2012. Additional information related to commitments and contingent liabilities is detailed in Note 19—Commitments, Contingencies and Other Regulatory Matters of Item 8. Financial Statements and Supplementary Data.

RISK MANAGEMENT

As a financial services company, our business exposes us to certain risks. The identification, mitigation and management of existing and potential risks are key to effective enterprise risk management. There are certain risks that are inherent to our business (e.g. execution of transactions) whereas other risks will present themselves through the conduct of that business. We seek to monitor and manage our significant risk exposures through a set of board approved limits as well as Key Risk Indicators (“KRIs”) or metrics. We have in place a governance framework that regularly reports metrics, major risks and exposures to senior management and the Board of Directors. In 2013, we will continue to enhance our risk culture and capabilities while complying with evolving regulatory guidelines and expectations.

We developed a Board-approved Risk Appetite Statement (“RAS”) which was disseminated to all employees and specifies the significant risks we are exposed to and our tolerance of those risks. As described in the RAS, our business exposes us to the following eight major categories of risk:

•	Credit Risk—the risk of loss arising from the inability or failure of a borrower or counterparty to meet its credit obligations.

•

Interest Rate Risk—the risk of loss of income or value of future income due to changes in interest rates arising from the Company’s balance sheet position. This includes convexity risk, which arises from optionality in the balance sheet, related to deposit flows or to prepayments in mortgage assets.

•	Liquidity Risk—the potential inability to meet contractual and contingent financial obligations either on- or off-balance sheet, as they come due.

•	Market Risk—the risk that asset values or income streams will be adversely affected by changes in market prices.

•	Operational Risk—the risk of loss due to failure of people, processes and systems, or damage to physical assets caused by unexpected events.

•	Strategic Risk—sometimes called business risk, is the risk of loss of market size, market share or margin in any business.

•

Reputational Risk—the potential that negative perceptions regarding our conduct or business practices will adversely affect valuation, profitability, operations or customer base or require costly litigation or other measures.

•

Legal, Regulatory and Compliance Risk—the current and prospective risk to earnings or capital arising from violations of, or non-conformance with, laws, rules, regulations, prescribed practices, internal policies, and procedures, or ethical standards.

We are also subject to other risks that could impact our business, financial condition, results of operations or cash flows in future periods. See Part I—Item 1A. Risk Factors.

We manage risk through a governance structure involving senior management and several risk committees that include members of the Board of Directors. We use senior management-level risk committees to help ensure that business decisions are executed within our stated risk profile and consistent with the RAS. A variety of methodologies and measures are used to monitor, quantify, assess and forecast risk. Measurement criteria, methodologies and calculations are reviewed periodically to assure that risks are represented appropriately. Certain risks are described in the RAS and related policies which establish processes and limits. The RAS and these policies are reviewed, challenged and approved by the Board of Directors on at least an annual basis.

The Risk Oversight Committee, which consists of members of the Board of Directors, reviews, challenges and approves the RAS and risk policies each year, receives regular reports on the status of certain limits and KRIs as well as discusses certain key risks. In addition to this Board-level committee, various management risk committees and departments throughout the Company aid in the identification, measurement and management of risks, including:

•

Enterprise Risk Management Committee—the Enterprise Risk Management Committee (“ERMC”) is the senior-most risk management committee and has primary responsibility for approving risk limits and monitoring the Company’s risk management activities. The ERMC also resolves issues escalated by the other risk management committees and in certain instances approves exceptions to risk policies.

•

Asset Liability Committee—the Asset Liability Committee (“ALCO”) has primary responsibility for monitoring of market, interest rate and liquidity risk, and recommends related risk limits to be approved by the ERMC.

•	Credit Committee—the Credit Committee has responsibility for monitoring credit risks and approving risk limits or recommending risk limits to be approved by the ERMC.

•

Operational Risk Committee—the Operational Risk Committee (“ORC”) has responsibility for the oversight and management of the operational risks in all business lines, legal entities, and departments, including the development and reporting of key operational risk metrics. The ORC has oversight of operational risk management in the existing enterprise risk categories, including: transactions execution risk, security risk, legal and regulatory risks, systems and information technology risks, and employment risks.

Credit Risk Management

Credit risk is the risk of loss arising from the inability or failure of a borrower or counterparty to meet its credit obligations. We are exposed to credit risk in the following areas:

•

We hold credit risk exposure in our loan portfolio. We are not currently originating or purchasing loans for investment. Even though the portfolio is running off, losses are likely to remain significant.

•

We hold credit risk exposure to non-agency CMOs in our investment securities portfolio. We are not currently purchasing non-agency CMOs for investment. Even though the portfolio is running off, impairments are likely to continue in the future.

•	We extend margin loans to our brokerage customers which exposes us to the risk of credit losses in the event we cannot liquidate collateral during significant market movements.

•

We engage in financial transactions with counterparties which expose us to credit losses in the event a counterparty cannot meet its obligations. These financial transactions include our invested cash, securities lending, repurchase and reverse repurchase agreements and derivatives contracts, as well as the settlement of trades.

Credit risk is monitored by our Credit Committee, whose objective is to evaluate current and expected credit performance of the Company’s loans, investments, borrowers and counterparties relative to market conditions and the probable impact on the Company’s financial performance. The Credit Committee establishes credit risk guidelines in accordance with the Company’s strategic objectives and existing policies. The Credit Committee reviews investment and lending activities involving credit risk to ensure consistency with those established guidelines. These reviews involve an analysis of portfolio balances, delinquencies, losses, recoveries, default management and collateral liquidation performance, as well as any credit risk mitigation efforts relating to the portfolios. In addition, the Credit Committee reviews and approves credit related counterparties engaged in financial transactions with the Company.

Loss Mitigation on the Loan Portfolio

We have a credit risk operations team that focuses on the mitigation of potential losses in the loan portfolio. Through a variety of strategies, including voluntary line closures, automatically freezing lines on all delinquent accounts, and freezing lines on loans with materially reduced home equity, we have reduced our exposure to open home equity lines from a high of over $7 billion in 2007 to $0.3 billion as of December 31, 2012.

We utilize third party loan servicers to obtain bankruptcy data on our borrowers and during the third quarter of 2012, we identified an increase in bankruptcies reported by one specific servicer. In researching this increase, we discovered that the servicer had not been reporting historical bankruptcy data on a timely basis. As a result, we implemented an enhanced procedure around all servicer reporting to corroborate bankruptcy reporting with independent third party data. Through this additional process, approximately $90 million of loans were identified in which servicers failed to report the bankruptcy filing to us. As a result, these loans were written down to the estimated current value of the underlying property less estimated selling costs, or approximately $40 million, during the third quarter of 2012. These charge-offs resulted in an increase to provision for loan losses of $50 million in the third quarter of 2012.

We have an initiative to assess our servicing relationships and, where appropriate, transfer certain mortgage loans to servicers that specialize in managing troubled assets. We believe this initiative has improved and will continue to improve the credit performance of the loans transferred in future periods when compared to the expected credit performance of these same loans if they had not been transferred. A total of $2.8 billion of our mortgage loans were held at servicers that specialize in managing troubled assets as of December 31, 2012.

We have a loan modification program that focuses on the mitigation of potential losses in the loan portfolio. We consider modifications in which we make an economic concession to a borrower experiencing financial difficulty a TDR. During the year ended December 31, 2012, we modified $339.1 million and $31.7 million of one- to four-family and home equity loans, respectively, in which the modification was considered a TDR. During the first quarter of 2012, we completed an evaluation of certain programs and practices that were designed in accordance with guidance from our former regulator, the OTS. This evaluation was initiated in connection with our transition from the OTS to the OCC, our new primary banking regulator. As a result of our evaluation, loan modification policies and procedures were aligned with the guidance from the OCC. During the fourth quarter of 2011, we suspended certain home equity loan modification programs that required changes. These suspended programs were discontinued in the first quarter of 2012, which has resulted in a decrease in the volume of TDRs in 2012.

Trial modifications are classified immediately as TDRs and continue to be reported as delinquent until the successful completion of the trial period, which is typically 90 days. The loan is then classified as current and becomes a permanent modification.

We also processed minor modifications on a number of loans through traditional collections actions taken in the normal course of servicing delinquent accounts. These actions typically result in an insignificant delay in the timing of payments; therefore, we do not consider such activities to be economic concessions to the borrowers. As of December 31, 2012 and 2011, we had $33.4 million and $41.7 million of mortgage loans, respectively, in which the modification was not considered a TDR due to the insignificant delay in the timing of payments. Approximately 8% of these loans were classified as nonperforming at both December 31, 2012 and 2011.

We continue to review the mortgage loan portfolio in order to identify loans to be repurchased by the originator. Our review is primarily focused on identifying loans with violations of transaction representations and warranties or material misrepresentation on the part of the seller. Any loans identified with these deficiencies are submitted to the original seller for repurchase. During the second quarter of 2012, we agreed to settlements with two particular originators specific to loans sold to us by those originators. One-time payments of $11.2 million were made to us to satisfy in full all pending and future repurchase requests with those specific originators. We applied the full amount during the second quarter of 2012 to the allowance for loan losses, resulting in a corresponding reduction to net charge-offs as well as our provision for loan losses. Approximately $41.7 million of loans were repurchased by or settled with the original sellers for the year ended December 31, 2012. A total of $408.5 million of loans were repurchased by the original sellers, including global settlements, since we actively started reviewing our purchased loan portfolio beginning in 2008.

Interest Rate Risk Management

Interest rate risks are monitored and managed by the ALCO, including the analysis of earnings sensitivity to changes in market interest rates under various scenarios. The scenarios assume both parallel and non-parallel shifts in the yield curve. See Item 7A. Quantitative and Qualitative Disclosures about Market Risk for additional information about our interest rate risks.

Liquidity Risk Management

Liquidity risk is monitored by the ALCO. We have in place a comprehensive set of liquidity and funding policies as well as contingency funding plans that are intended to maintain our flexibility to address liquidity events specific to us or the market in general. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources for additional information.

Market Risk Management

Market risks are monitored through a sub-committee of the ALCO. These risks include holding positions associated with principal trading transactions in our market making business, reduced spreads in securities pricing, and in our limited securities underwriting activities. See Item 7A. Quantitative and Qualitative Disclosures about Market Risk for additional information about our market risks.

Operational Risk Management

Operational risks exist in most areas of the Company from processing a transaction to customer service. We are also exposed to fraud risk from unauthorized use of customer and corporate funds and resources. We monitor customer transactions and use scoring tools which prevent a significant number of fraudulent transactions on a daily basis. However, new techniques and strategies are constantly being developed by perpetrators to commit fraud. In order to minimize this threat, we offer our customers various security measures, including a token based multi-factor verification system.

The failure of a third party vendor to adequately meet its responsibilities which could result in financial loss and impact our reputation is another significant operational risk. The Vendor Management group regularly reports to the ERMC and monitors our vendor relationships. The vendor risk identification process includes reviews of contracts, financial soundness of providers, information security, business continuity and risk management scoring.

Strategic Risk Management

Strategic risks are reviewed, challenged and monitored by various risk committees, the ERMC and Board committees. These risks include potential loss of customers or adverse changes in customer mix in the brokerage business, including trading activity as well as income from related businesses, including market making, securities lending and margin lending; turmoil in the global financial markets which could reduce trade volumes and margin borrowing and increase our dependence on our more active customers who receive lower pricing; and new entrants into the discount brokerage market which could put pressure on margins and thus reduce revenues.

Reputational Risk Management

Reputational risks are reviewed, challenged and monitored by various risk committees and the ERMC. We recognize that reputational risk can manifest itself in all areas of our business often in conjunction with other risk types. We acknowledge that there is particular reputational risk from many factors including, but not limited to:

•	deterioration in the loan portfolios;

•	impact of investigations and lawsuits;

•	failure of controls supporting the accuracy of financial reports and disclosures;

•	risk of business disruption and system failures;

•	risk of security breaches and identity theft; and

•	risk of public regulatory findings.

Legal, Regulatory and Compliance Risk Management

Legal, regulatory and compliance risks are reviewed, challenged and monitored by various risk committees and the ERMC. We recognize that legal, regulatory and compliance risks can manifest in all areas of our business. Particularly pertinent risks include extensive government regulation, including banking and securities rules and regulations, which could restrict our business practices; recently enacted regulatory reform legislation which may have a material impact on our operations; and investigations and lawsuits. In addition, if we are unable to meet these new requirements, we could face negative regulatory consequences, which would have a material negative effect on our business; not complying with applicable securities and banking laws, rules and regulations, either domestically or internationally could subject us to disciplinary actions, damages, penalties or restrictions that could significantly harm our business; and not maintaining the capital levels required by regulators could subject us to prompt correction actions, increasingly strong sanctions, cease-and-desist orders, and ultimately FDIC receivership.

These risks also arise in situations where the laws or rules governing certain regulated products or activities may be ambiguous, untested, or in the process of significant change or revision. This risk exposes us to fines, civil money penalties, payment of damages, and the voiding of contracts. It can lead to diminished reputation, reduced franchise value, limited business opportunities, reduced expansion potential, and an inability to enforce contracts.

CONCENTRATIONS OF CREDIT RISK

Loans

We track and review factors to predict and monitor credit risk in the mortgage loan portfolio on an ongoing basis. These factors include: loan type, estimated current loan-to-value (“LTV”)/combined loan-to-value (“CLTV”) ratios, delinquency history, documentation type, borrowers’ current credit scores, housing prices, loan acquisition channel, loan vintage and geographic location of the property. In economic conditions in which housing prices generally appreciate, we believe that loan type, LTV/CLTV ratios, documentation type and credit scores are the key factors in determining future loan performance. In a housing market with declining home prices and less credit available for refinance, we believe the LTV/CLTV ratio becomes a more important factor in predicting and monitoring credit risk. These factors are updated on at least a quarterly basis. We track and review delinquency status to predict and monitor credit risk in the consumer and other loan portfolio on at least a quarterly basis.

The home equity loan portfolio is primarily second lien loans on residential real estate properties, which have a higher level of credit risk than first lien mortgage loans. Approximately 15% of the home equity portfolio was in the first lien position as of December 31, 2012. We hold both the first and second lien positions in less than 1% of the home equity loan portfolio. The home equity loan portfolio consists of approximately 21% of home equity installment loans and approximately 79% of home equity lines of credit.

Home equity installment loans are primarily fixed rate and fixed term, fully amortizing loans that do not offer the option of an interest-only payment. Home equity lines of credit convert to amortizing loans at the end of the draw period, which ranges from five to ten years. At December 31, 2012, the vast majority of the home equity line of credit portfolio had not converted from the interest-only draw period to an amortizing loan. In addition, approximately 80% of the home equity line of credit portfolio will not begin amortizing until after 2014. The following table outlines when home equity lines of credit convert to amortizing for the home equity line of credit portfolio as of December 31, 2012:

Period of Conversion to Amortizing Loan	% of Home Equity Line of Credit Portfolio
Already amortizing	9%
Year ending December 31, 2013	4%
Year ending December 31, 2014	7%
Year ending December 31, 2015	26%
Year ending December 31, 2016	41%
Year ending December 31, 2017	13%

The following tables show the distribution of the mortgage loan portfolios by credit quality indicator (dollars in millions):

	One- to Four-Family		Home Equity
	December 31,		December 31,
Current LTV/CLTV (1)	2012	2011	2012	2011
<=80%	$1,324.2	$1,596.3	$927.5	$1,168.9
80%-100%	1,404.4	1,716.8	776.2	967.9
100%-120%	1,231.5	1,527.3	932.0	1,191.9
>120%	1,482.1	1,775.4	1,587.7	2,000.0

Total mortgage loans receivable	$5,442.2	$6,615.8	$4,223.4	$5,328.7

Average estimated current LTV/CLTV (2)	108.1%	106.7%	113.8%	112.1%
Average LTV/CLTV at loan origination (3)	71.2%	71.0%	79.4%	79.2%

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

(3)	Average LTV/CLTV at loan origination calculations are based on LTV/CLTV at time of purchase for one- to four-family purchased loans and undrawn balances for home equity loans.

	One- to Four-Family		Home Equity
	December 31,		December 31,
Documentation Type	2012	2011	2012	2011
Full documentation	$2,317.9	$2,845.6	$2,166.5	$2,699.2
Low/no documentation	3,124.3	3,770.2	2,056.9	2,629.5

Total mortgage loans receivable	$5,442.2	$6,615.8	$4,223.4	$5,328.7

	One- to Four-Family		Home Equity
	December 31,		December 31,
Current FICO (1)	2012	2011	2012	2011
>=720	$2,819.5	$3,557.6	$2,238.3	$2,780.2
719 - 700	498.1	585.2	417.9	497.7
699 - 680	425.5	448.6	345.8	408.8
679 - 660	347.2	385.0	279.7	325.8
659 - 620	494.0	525.9	370.3	447.9
<620	857.9	1,113.5	571.4	868.3

Total mortgage loans receivable	$5,442.2	$6,615.8	$4,223.4	$5,328.7

(1)

FICO scores are updated on a quarterly basis; however, as of December 31, 2012 and 2011, there were some loans for which the updated FICO scores were not available. The current FICO distribution as of December 31, 2012 included original FICO scores for approximately $121 million and $20 million of one- to four-family and home equity loans, respectively. The current FICO distribution as of December 31, 2011 included original FICO scores for approximately $153 million and $30 million of one- to four-family and home equity loans, respectively.

	One- to Four-Family		Home Equity
	December 31,		December 31,
Acquisition Channel	2012	2011	2012	2011
Purchased from a third party	$4,484.3	$5,420.8	$3,723.2	$4,669.6
Originated by the Company	957.9	1,195.0	500.2	659.1

Total mortgage loans receivable	$5,442.2	$6,615.8	$4,223.4	$5,328.7

	One- to Four-Family		Home Equity
	December 31,		December 31,
Vintage Year	2012	2011	2012	2011
2003 and prior	$190.4	$239.9	$218.2	$302.6
2004	514.3	620.5	359.7	472.9
2005	1,095.1	1,377.7	1,131.3	1,387.0
2006	2,123.4	2,528.5	1,962.9	2,480.0
2007	1,515.0	1,841.1	542.2	674.8
2008	4.0	8.1	9.1	11.4

Total mortgage loans receivable	$5,442.2	$6,615.8	$4,223.4	$5,328.7

Average age of mortgage loans receivable (years)	6.7	5.7	6.9	5.9

	One- to Four-Family		Home Equity
	December 31,		December 31,
Geographic Location	2012	2011	2012	2011
California	$2,568.7	$3,096.0	$1,333.3	$1,690.3
New York	386.4	488.2	313.1	387.0
Florida	368.3	458.2	298.9	377.8
Virginia	235.0	280.8	192.1	234.1
Other states	1,883.8	2,292.6	2,086.0	2,639.5

Total mortgage loans receivable	$5,442.2	$6,615.8	$4,223.4	$5,328.7

Approximately 40% of the Company’s real estate loans were concentrated in California at both December 31, 2012 and 2011. No other state had concentrations of real estate loans that represented 10% or more of the Company’s real estate portfolio.

Additionally, in the current and anticipated interest rate environment, we do not expect interest rate resets to be a material driver of credit costs in the near future. As of December 31, 2012, a total of $2.6 billion of one- to four-family loans had already reset for the first time and another $2.3 billion were expected to reset for the first time in the next five years. We expect approximately $2.5 billion in one- to four-family loans that have already reset to experience another interest rate reset in 2013. We estimate that less than 1% of all one- to four-family loans expected to reset in 2013 will experience a payment increase of more than 10% and nearly 83% are expected to reset to a lower payment in 2013. The following table outlines the percentage of one- to four-family loans that have reset and are expected to reset for the first time as of December 31, 2012:

Period of First Interest Rate Reset	% of Total One-to Four-Family First Resets
Already reset	53%
Year ending December 31, 2013	3%
Year ending December 31, 2014	5%
Year ending December 31, 2015	5%
Year ending December 31, 2016	15%
Year ending December 31, 2017	19%

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

	One- to Four-Family		Home Equity		Consumer and Other		Total
	Allowance	Allowance as a % of Loans Receivable(1)	Allowance	Allowance as a % of Loans Receivable(1)	Allowance	Allowance as a % of Loans Receivable(1)	Allowance	Allowance as a % of Loans Receivable(1)
December 31, 2012	$183.9	3.37%	$257.3	6.04%	$39.5	4.62%	$480.7	4.54%
December 31, 2011	$314.2	4.73%	$463.3	8.60%	$45.3	4.02%	$822.8	6.25%

(1)	Allowance as a percentage of loans receivable is calculated based on the gross loans receivable for each respective category.

During the year ended December 31, 2012, the allowance for loan losses decreased by $342.1 million from the level at December 31, 2011. During the first quarter of 2012, we completed an evaluation of certain programs and practices that were designed in accordance with guidance from our former regulator, the OTS. This evaluation was initiated in connection with our transition from the OTS to the OCC, our new primary banking regulator. As a result of our evaluation, loan modification policies and procedures were aligned with the guidance from the OCC. The review resulted in a significant increase in charge-offs during the first quarter of 2012. The majority of the losses associated with these charge-offs were previously reflected in the specific valuation allowance and qualitative component of the general allowance for loan losses. See Summary of Critical Accounting Policies and Estimates for a discussion of the estimates and assumptions used in the allowance for loan losses, including the qualitative reserve. The following table shows the trend of the ratio of the general allowance for loan losses, excluding the qualitative component, to loans that are 90+ days delinquent excluding modified TDRs (dollars in millions):

	Total 90+ Days Delinquent Loans, Excluding Modified TDRs	General Allowance for Loan Losses	Coverage Ratio
December 31, 2012	$348.7	$265.2	76%
September 30, 2012	$383.3	$276.5	72%
June 30, 2012	$432.6	$290.4	67%
March 31, 2012	$520.9	$326.6	63%
December 31, 2011	$595.9	$378.6	64%

Troubled Debt Restructurings

TDRs include loan modifications completed under our programs that involve granting an economic concession to a borrower experiencing financial difficulty. Beginning in the fourth quarter of 2012, loans that have been charged-off based on the estimated current value of the underlying property less estimated selling costs due to bankruptcy notification are also considered TDRs. As of December 31, 2012, we had $216.6 million net investment of TDRs that had been charged-off due to bankruptcy notification, $119.2 million of which were classified as performing.

The following table shows the TDRs by delinquency category as of December 31, 2012 and 2011 (dollars in millions):

	TDRs Current	TDRs 30-89 Days Delinquent	TDRs 90-179 Days Delinquent	TDRs 180+ Days Delinquent	Total Recorded Investment in TDRs
December 31, 2012
One- to four-family	$927.6	$118.8	$48.6	$134.1	$1,229.1
Home equity	231.9	17.6	7.9	19.6	277.0

Total	$1,159.5	$136.4	$56.5	$153.7	$1,506.1

December 31, 2011
One- to four-family	$767.3	$88.2	$33.2	$84.3	$973.0
Home equity	351.6	51.4	34.5	8.4	445.9

Total	$1,118.9	$139.6	$67.7	$92.7	$1,418.9

TDRs on accrual status, which are current and have made six or more consecutive payments, were $980.2 million and $795.3 million at December 31, 2012 and 2011, respectively.

Troubled Debt Restructurings – Loan Modifications

Historically, we reported the average re-delinquency rates for TDR loan modifications twelve months after the modification occurred as this metric was a key indication of the effectiveness of our modification programs.

As a result of an overall decline in delinquent loans and the elimination of certain modification programs in the first quarter of 2012, modification volumes have decreased significantly in 2012. While the re-delinquency rates twelve months after modification have remained stable, this metric has become less meaningful as the vast majority of our modifications are beyond twelve months since modification date. Therefore, we have ceased using this measure as a key indicator of TDR performance. The overall delinquency status of TDR loan modifications is now the primary measure we use to evaluate the performance. The following table shows TDR loan modifications by delinquency category as of December 31, 2012 and 2011 (dollars in millions):

	Modifications Current	Modifications 30-89 Days Delinquent	Modifications 90-179 Days Delinquent	Modifications 180+ Days Delinquent	Total Recorded Investment in Modifications
December 31, 2012
One- to four-family	$838.0	$105.2	$43.9	$79.1	$1,066.2
Home equity	195.0	15.1	6.2	7.1	223.4

Total	$1,033.0	$120.3	$50.1	$86.2	$1,289.6

December 31, 2011
One- to four-family	$767.3	$88.2	$33.2	$84.3	$973.0
Home equity	351.6	51.4	34.5	8.4	445.9

Total	$1,118.9	$139.6	$67.7	$92.7	$1,418.9

Included in allowance for loan losses was a specific valuation allowance of $171.4 million and $320.1 million that was established for modifications at December 31, 2012 and 2011, respectively. The specific valuation allowance for these individually impaired loans represents the forecasted losses over the remaining life of the loan, including the economic concession to the borrower. The following table shows TDR loan modifications and the specific valuation allowance by loan portfolio as well as the percentage of total expected losses as of December 31, 2012 and 2011 (dollars in millions):

	Recorded Investment in Modifications before Charge- offs	Charge-offs	Recorded Investment in Modifications	Specific Valuation Allowance	Net Investment in Modifications	Specific Valuation Allowance as a % of Modifications	Total Expected Losses
December 31, 2012
One- to four-family	$1,383.3	$(317.1)	$1,066.2	$(89.7)	$976.5	8%	29%
Home equity	382.6	(159.2)	223.4	(81.7)	141.7	37%	63%

Total	$1,765.9	$(476.3)	$1,289.6	$(171.4)	$1,118.2	13%	37%

December 31, 2011
One- to four-family	$1,209.4	$(236.4)	$973.0	$(101.2)	$871.8	10%	28%
Home equity	490.4	(44.5)	445.9	(218.9)	227.0	49%	55%

Total	$1,699.8	$(280.9)	$1,418.9	$(320.1)	$1,098.8	23%	35%

The recorded investment in TDR loan modifications includes the charge-offs related to certain loans that were written down to the estimated current value of the underlying property less estimated costs to sell. These charge-offs were recorded on modified loans that were delinquent in excess of 180 days or in bankruptcy and on TDRs when certain characteristics of the loan, including CLTV, borrower’s credit and type of modification, cast substantial doubt on the borrower’s ability to repay the loan. The total expected loss on TDR loan modifications includes both the previously recorded charge-offs and the specific valuation allowance. Total expected losses on TDR loan modifications increased slightly from 35% at December 31, 2011 to 37% at December 31, 2012.

Net Charge-offs

The following table provides an analysis of the allowance for loan losses and net charge-offs for the past five years (dollars in millions):

	Year Ended December 31,
	2012	2011	2010	2009	2008
Allowance for loan losses, beginning of period	$822.8	$1,031.2	$1,182.7	$1,080.6	$508.2
Provision for loan losses	354.6	440.6	779.4	1,498.1	1,583.7
Charge-offs:
One- to four-family	(189.9)	(228.9)	(302.6)	(364.3)	(138.0)
Home equity	(517.2)	(457.3)	(600.0)	(966.3)	(820.2)
Consumer and other	(51.1)	(59.3)	(80.3)	(111.6)	(84.8)

Total charge-offs	(758.2)	(745.5)	(982.9)	(1,442.2)	(1,043.0)
Recoveries:
One- to four-family	9.3	20.8	—	—	0.4
Home equity	40.2	58.1	26.6	15.3	8.2
Consumer and other	12.0	17.6	25.4	30.9	23.1

Total recoveries	61.5	96.5	52.0	46.2	31.7

Net charge-offs	(696.7)	(649.0)	(930.9)	(1,396.0)	(1,011.3)

Allowance for loan losses, end of period	$480.7	$822.8	$1,031.2	$1,182.7	$1,080.6

Net charge-offs to average loans receivable outstanding	5.80%	4.42%	5.10%	6.04%	3.64%

The following table allocates the allowance for loan losses by loan category for the past five years (dollars in millions):

	December 31,
	2012		2011			2010			2009			2008
	Amount	%(1)	Amount		%(1)	Amount		%(1)	Amount		%(1)	Amount		%(1)
One- to four-family	$183.9	51.8%		$314.2	50.7%		$389.6	51.0%		$489.9	52.4%		$185.2	51.3%
Home equity	257.3	40.2		463.3	40.8		576.1	40.0		620.0	38.5		833.8	39.6
Consumer and other	39.5	8.0		45.3	8.5		65.5	9.0		72.8	9.1		61.6	9.1

Total allowance for loan losses	$480.7	100.0%	$822.8		100.0%	$1,031.2		100.0%	$1,182.7		100.0%	$1,080.6		100.0%

(1)	Represents percentage of loans receivable in the category to total loans receivable, excluding premiums (discounts).

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

Net charge-offs for the year ended December 31, 2012 compared to 2011 increased by $47.7 million. The timing and magnitude of charge-offs are affected by many factors and we anticipate variability from quarter to quarter while continuing to see a downward trend over the long term.

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

We utilize third party loan servicers to obtain bankruptcy data on our borrowers and during the third quarter of 2012, we identified an increase in bankruptcies reported by one specific servicer. In researching this increase, we discovered that the servicer had not been reporting historical bankruptcy data on a timely basis. As a result, we implemented an enhanced procedure around all servicer reporting to corroborate bankruptcy reporting with independent third party data. Through this additional process, approximately $90 million of loans were identified in which servicers failed to report the bankruptcy filing to us, approximately 90% of which were current at the end of the third quarter of 2012. As a result, these loans were written down to the estimated current value of the underlying property less estimated selling costs, or approximately $40 million, during the third quarter of 2012. These newly identified bankruptcy filings resulted in an increase to net charge-offs and provision for loan losses of $50 million for the year ended December 31, 2012, with approximately 80% related to prior years.

Nonperforming Assets

We classify loans as nonperforming when they are no longer accruing interest, which includes loans that are 90 days and greater past due, TDRs that are on nonaccrual status for all classes of loans and certain junior liens that have a delinquent senior lien. The following table shows the comparative data for nonperforming loans and assets for the past five years (dollars in millions):

	December 31,
	2012	2011	2010	2009	2008
One- to four-family	$639.1	$930.2	$1,256.2	$1,335.9	$593.1
Home equity	247.5	281.4	360.8	430.2	341.2
Consumer and other	6.4	4.5	5.5	6.7	7.8

Total nonperforming loans	893.0	1,216.1	1,622.5	1,772.8	942.1
REO and other repossessed assets, net	71.2	87.6	133.5	115.7	108.1

Total nonperforming assets, net	$964.2	$1,303.7	$1,756.0	$1,888.5	$1,050.2

Nonperforming loans receivable as a percentage of gross loans receivable	8.44%	9.24%	10.04%	8.71%	3.69%
One- to four-family allowance for loan losses as a percentage of one- to four-family nonperforming loans	28.77%	33.78%	31.01%	36.67%	31.22%
Home equity allowance for loan losses as a percentage of home equity nonperforming loans	103.96%	164.64%	159.67%	144.15%	244.34%
Consumer and other allowance for loan losses as a percentage of consumer and other nonperforming loans	617.19%	1000.46%	1194.56%	1082.29%	790.72%
Total allowance for loan losses as a percentage of total nonperforming loans	53.83%	67.66%	63.56%	66.73%	114.70%

During the year ended December 31, 2012, nonperforming assets, net decreased $339.5 million to $964.2 million when compared to December 31, 2011. This decrease was due to both improving credit trends and the additional charge-offs recorded as a result of the completion of the evaluation of certain programs and practices that were designed in accordance with guidance from our former regulator, the OTS. This evaluation was initiated in connection with our transition from the OTS to the OCC, our new primary banking regulator. As a result of our evaluation, loan modification policies and procedures were aligned with the guidance from the OCC. The review resulted in a significant increase in charge-offs during the first quarter of 2012, which also decreased the loans receivable balance. This decrease was partially offset by the additional second lien home equity loans placed on nonaccrual status during the second quarter of 2012.

During the first quarter of 2012, interagency supervisory guidance related to practices associated with loans and lines of credit secured by junior liens on one- to four-family residential properties was issued. The guidance indicated that if a senior lien is delinquent, it should be considered in determining the income recognition of the junior lien. The vast majority of our home equity loans were purchased in the secondary market; therefore, we hold both the first and second lien positions in less than 1% of the home equity loan portfolio. We do not directly service our loans and as a result, rely on third party vendors and servicers to provide information on the home equity portfolio, including data on the first lien positions related to second lien home equity loans. During the second quarter of 2012, we engaged additional third parties in order to receive expanded information on the lien senior to the borrower’s junior lien, including delinquency and modification status. As a result, approximately $180 million of unpaid principal balance, or approximately 4% of performing second lien home equity loans, were placed on nonaccrual status as a result of the interagency supervisory guidance during the second quarter of 2012.

During the year ended December 31, 2012, we recognized $22.1 million of operating interest income on loans that were nonperforming at December 31, 2012. If our nonperforming loans at December 31, 2012 had been performing in accordance with their terms, we would have recorded additional operating interest income of approximately $30.0 million for the year ended December 31, 2012. At December 31, 2012 there were no commitments to lend additional funds to any of these borrowers.

Delinquent Loans

We believe the distinction between loans delinquent 90 to 179 days and loans delinquent 180 days and greater is important as loans delinquent 180 days and greater have been written down to their expected recovery value, whereas loans delinquent 90 to 179 days have not (unless they are in process of bankruptcy or are modifications that have substantial doubt as to the borrower’s ability to repay the loan). We believe loans delinquent 90 to 179 days are an important measure because these loans are expected to drive the vast majority of future charge-offs. Additional charge-offs on loans delinquent 180 days and greater are possible if home prices decline beyond current expectations, but we do not anticipate these charge-offs to be significant, particularly when compared to the expected charge-offs on loans delinquent 90 to 179 days. We expect the balances of one- to four-family loans delinquent 180 days and greater to decline over time; however, we expect the balances to remain at high levels in the near term due to the extensive amount of time it takes to foreclose on a property in the current real estate market. The following table shows the comparative data for loans delinquent 90 to 179 days (dollars in millions):

	December 31,
	2012	2011
One- to four-family	$94.7	$136.2
Home equity	64.2	99.7
Consumer and other loans	6.2	4.1

Total loans delinquent 90-179 days(1)	$165.1	$240.0

Loans delinquent 90-179 days as a percentage of gross loans receivable	1.56%	1.82%

(1)

The decrease in loans delinquent 90-179 days includes the impact of loan modification programs in which borrowers who were 90-179 days past due were made current. Loans modified as TDRs are accounted for as nonaccrual loans at the time of modification and return to accrual status after six consecutive payments are made in accordance with the modified terms.

One- to four-family loans delinquent 90-179 days declined $41.5 million to $94.7 million and home equity loans delinquent 90-179 days declined $35.5 million to $64.2 million due to both improving credit trends and the additional charge-offs recorded as a result of the completion of the evaluation of certain programs and practices, as previously discussed. The review resulted in a significant increase in charge-offs during the first quarter of 2012, which also decreased the loans receivable balance.

In addition to nonperforming assets, we monitor loans in which a borrower’s current credit history casts doubt on their ability to repay a loan. We classify loans as special mention when they are between 30 and 89 days past due. The following table shows the comparative data for special mention loans (dollars in millions):

	December 31,
	2012	2011
One- to four-family	$233.8	$294.8
Home equity	89.3	154.6
Consumer and other loans	19.1	17.7

Total special mention loans(1)	$342.2	$467.1

Special mention loans receivable as a percentage of gross loans receivable	3.23%	3.55%

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

During the year ended December 31, 2012, special mention loans decreased by $124.9 million to $342.2 million and are down 67% from their peak of $1.0 billion as of December 31, 2008. This decrease was largely due to both improving credit trends and the additional charge-offs recorded as a result of the completion of the evaluation of certain programs and practices, as previously discussed. The review resulted in a significant increase in charge-offs during the first quarter of 2012, which also decreased the loans receivable balance. While the level of special mention loans can fluctuate significantly in any given period, we believe the continued decrease is an encouraging sign regarding the future credit performance of the mortgage loan portfolio.

Securities

We focus primarily on security type and credit rating to monitor credit risk in our securities portfolios. We believe our highest concentration of credit risk within this portfolio is the non-agency CMO portfolio. The table below details the amortized cost of non-agency debt securities, municipal bonds and corporate bonds by average credit ratings and type of asset as of December 31, 2012 and 2011 (dollars in millions):

December 31, 2012	AAA	AA	A	BBB	Below Investment Grade and Non-Rated	Total
Non-agency CMOs	$3.9	$3.0	$7.4	$8.2	$237.6	$260.1
Municipal bonds and corporate bonds	10.3	19.9	—	5.5	—	35.7

Total	$14.2	$22.9	$7.4	$13.7	$237.6	$295.8

December 31, 2011	AAA	AA	A	BBB	Below Investment Grade and Non-Rated	Total
Non-agency CMOs	$5.6	$9.9	$8.0	$16.1	$383.0	$422.6
Municipal bonds and corporate bonds	10.3	20.0	8.0	9.5	19.9	67.7

Total	$15.9	$29.9	$16.0	$25.6	$402.9	$490.3

We also held $22.5 billion and $21.1 billion of agency mortgage-backed securities and CMOs, agency debentures and agency debt securities at December 31, 2012 and 2011, respectively. We consider securities backed by the U.S. government or its agencies to have low credit risk as the long-term debt rating of the U.S. government is AA+ by S&P and AAA by Moody’s and Fitch.

Certain non-agency CMOs were other-than-temporarily impaired as a result of the deterioration in the expected credit performance of the underlying loans in those specific securities. As of December 31, 2012, we held approximately $179.9 million in amortized cost of non-agency CMOs that had been other-than-temporarily impaired. We recorded $16.9 million, $14.9 million and $37.7 million of net impairment for the years ended December 31, 2012, 2011 and 2010, respectively, related to other-than-temporarily impaired non-agency CMOs. Further declines in the performance of our non-agency CMO portfolio could result in additional impairments in future periods.

SUMMARY OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in conformity with GAAP. Note 1—Organization, Basis of Presentation and Summary of Significant Accounting Policies of Item 8. Financial Statements and Supplementary Data contains a summary of our significant accounting policies, many of which require the use of estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes for the periods presented. We believe that of our significant accounting policies, the following are noteworthy because they are based on estimates and assumptions that require complex and subjective judgments by management. Changes in these estimates or assumptions could materially impact our financial condition and results of operations and actual results could differ from our estimates.

Allowance for Loan Losses

Description

The allowance for loan losses is management’s estimate of probable losses inherent in the loan portfolio as of the balance sheet date. In determining the adequacy of the allowance, we perform periodic evaluations of the loan portfolio and loss forecasting assumptions. As of December 31, 2012, the allowance for loan losses was $480.7 million on $10.5 billion of total loans receivable designated as held-for-investment.

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

For loans that are not TDRs, we established a general allowance. The one- to four-family and home equity loan portfolios are separated into risk segments based on key risk factors, which include but are not limited to loan type, delinquency history, documentation type, LTV/CLTV ratio and borrowers’ credit scores. For home equity loans in the second lien position, the original balance of the first lien loan at origination date and updated valuations on the property underlying the loan are used to calculate CLTV. Both current CLTV and FICO scores are among the factors utilized to categorize the risk associated with mortgage loans and assign a probability assumption of future default. We utilize historical mortgage loan performance data to develop the forecast of delinquency and default for these risk segments. The consumer and other loan portfolio is separated into risk segments by product and delinquency status. We utilize historical performance data and historical recovery rates on collateral liquidation to forecast delinquency and loss at the product level. The one- to four-family and home equity loan portfolios represented 52% and 40%, respectively, of total loans receivable as of December 31, 2012. The consumer and other loan portfolio represented 8% of total loans receivable as of December 31, 2012.

The general allowance for loan losses also included a qualitative component to account for a variety of factors that are not directly considered in the quantitative loss model but are factors we believe may impact the level of credit losses. Examples of these factors are: external factors, such as changes in the macro-economic, legal and regulatory environment; internal factors, such as procedural changes and reliance on third parties; and portfolio specific factors, such as the impact of payment resets and historical loan modification activity, which impacts the historical performance data used to forecast delinquency and default in the general allowance for loan losses.

The total qualitative component was $44 million and $124 million as of December 31, 2012 and 2011, respectively. The qualitative component for the one- to four-family and home equity loan portfolios was 17% and 35% of the general allowance for loan losses at December 31, 2012 and 2011, respectively. The decrease in the qualitative reserve in these loan portfolios from December 31, 2011 to December 31, 2012 reflects the completion of our evaluation of certain programs and practices that were designed in accordance with guidance from our former regulator, the OTS. This evaluation was initiated in connection with the transition from the OTS to the OCC. As a result of the evaluation, loan modification policies and procedures were aligned with the guidance from the OCC. The qualitative component was increased to 35% during the fourth quarter of 2011 to reflect additional estimated losses due to this evaluation. The review resulted in a significant increase in charge-offs during the year ended December 31, 2012 and a corresponding decrease in the qualitative component. The qualitative component for the consumer and other loan portfolio was 17% and 15% of the general allowance at December 31, 2012 and 2011, respectively.

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

Effects if Actual Results Differ

The crisis in the residential real estate and credit markets has substantially increased the complexity and uncertainty involved in estimating the losses inherent in the loan portfolio. In the current market it is difficult to estimate how potential changes in the quantitative and qualitative factors might impact the allowance for loan losses. If our underlying assumptions and judgments prove to be inaccurate, the allowance for loan losses could be insufficient to cover actual losses. We may be required under such circumstances to further increase the provision for loan losses, which could have an adverse effect on the regulatory capital position and results of operations in future periods.

During the normal course of conducting examinations, our banking regulators, the OCC and Federal Reserve, continue to review our business and practices. This process is dynamic and ongoing and we cannot be certain that additional changes or actions will not result from their continuing review.

Valuation of Goodwill and Other Intangible Assets

Description

Goodwill and other intangible assets are evaluated for impairment on at least an annual basis or when events or changes indicate the carrying value may not be recoverable. Goodwill and other intangible assets net of amortization were $1.9 billion and $0.3 billion, respectively, at December 31, 2012.

Judgments

Estimating the fair value of reporting units and the assets, liabilities and intangible assets of a reporting unit is a subjective process that involves the use of estimates and judgments, particularly related to cash flows, the appropriate discount rates and an applicable control premium. Management judgment is required to assess whether the carrying value of the reporting unit can be supported by the fair value of the individual reporting unit. There are various valuation methodologies, such as the market approach or discounted cash flow methods, that may be used to estimate the fair value of reporting units. In applying these methodologies, we utilize a number of factors, including actual operating results, future business plans, economic projections, and market data.

Goodwill is allocated to reporting units, which are components of the business that are one level below operating segments. Each reporting unit is tested for impairment individually during the annual evaluation. In conducting the goodwill impairment test for 2012, we determined the fair value of our reporting units using both a discounted cash flow analysis, a form of the income approach, and the publicly traded company method, a form of the market approach, combined with a control premium. The discounted cash flow analysis required management to make projections about future revenue and costs, discounting the cash flows to present value using a risk-adjusted discount rate. The publicly traded company method consisted of identifying similar publicly traded companies. Based on the results of step one of the goodwill impairment test, we determined that the fair value of each of the reporting units, including goodwill, exceeded the carrying value for each reporting unit. As such, none of the reporting units were impaired at December 31, 2012.

There is no goodwill assigned to reporting units within the balance sheet management segment. The following table shows the amount of goodwill allocated to each of the reporting units and the fair value as a percentage of book value for the reporting units in the trading and investing segment (dollars in millions):

	December 31, 2012
Reporting Unit	Goodwill	% of Fair Value to Book Value
Retail Brokerage	$1,791.8	190%
Market Making	142.4	115%

Total goodwill	$1,934.2

We also evaluate the remaining useful lives on intangible assets each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization. Other intangible assets have a weighted average remaining useful life of 13 years. We did not recognize impairment on our other intangible assets in the periods presented.

Effects if Actual Results Differ

If our estimates of fair value for the reporting units change due to changes in our business or other factors, we may determine that an impairment charge is necessary. Estimates of fair value are determined based on a complex model using estimated future cash flows and company comparisons. If actual cash flows are less than estimated future cash flows used in the annual assessment, then goodwill would have to be tested for impairment.

The estimated fair value of the market making reporting unit as a percentage of book value was approximately 115%; therefore, if actual cash flows are less than our estimated cash flows, goodwill impairment could occur in the market making reporting unit in the future. These cash flows will be monitored closely to determine if a further evaluation of potential impairment is necessary so that impairment could be recognized in a timely manner. In addition, following the review of order handling practices and pricing for order flow between E*TRADE Securities LLC and GI Execution Services, LLC, our regulators may initiate investigations into our historical practices which could subject us to monetary penalties and cease-and-desist orders, which could also prompt claims by customers of E*TRADE Securities LLC. Any of these actions could materially and adversely affect our market making and trade execution businesses, which could impact future cash flows and could result in goodwill impairment.

Intangible assets are amortized over their estimated useful lives. If changes in the estimated underlying revenue occur, impairment or a change in the remaining life may need to be recognized.

Estimates of Effective Tax Rates, Deferred Taxes and Valuation Allowance

Description

In preparing the consolidated financial statements, we calculate income tax expense (benefit) based on our interpretation of the tax laws in the various jurisdictions where we conduct business. This requires us to estimate current tax obligations and the realizability of uncertain tax positions and to assess temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities. These differences result in deferred tax assets and liabilities, the net amount of which we show as other assets or other liabilities on the consolidated balance sheet. We must also assess the likelihood that each of the deferred tax assets will be realized. To the extent we believe that realization is not more likely than not, we establish a valuation allowance. When we establish a valuation allowance or increase this allowance in a reporting period, we generally record a corresponding tax expense in the consolidated statement of income (loss). Conversely, to the extent circumstances indicate that a valuation allowance is no longer necessary, that portion of the valuation allowance is reversed, which generally reduces overall income tax expense. At December 31, 2012 we had net deferred tax assets of $1,416.2 million, net of a valuation allowance (on state, foreign country and charitable contribution deferred tax assets) of $97.8 million.

Judgments

Management must make significant judgments to determine the provision for income tax expense (benefit), deferred tax assets and liabilities and any valuation allowance to be recorded against deferred tax assets. Changes in our estimate of these taxes occur periodically due to changes in the tax rates, changes in business operations, implementation of tax planning strategies, the expiration of relevant statutes of limitations, resolution with taxing authorities of uncertain tax positions and newly enacted statutory, judicial and regulatory guidance.

The most significant tax related judgment made by management was the determination of whether to provide for a valuation allowance against deferred tax assets. We are required to establish a valuation allowance for deferred tax assets and record a charge to income if it is determined, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized. If we were to conclude that a valuation allowance was required, the resulting loss could have a material adverse effect on our financial condition and results of operations. For the three-year period ended December 31, 2012, we were no longer in a cumulative book loss position. As of December 31, 2012, we did not establish a valuation allowance against federal deferred tax assets as we believe that it is more likely than not that all of these assets will be realized. Approximately half of existing federal deferred tax assets are not related to net operating losses and therefore, have no expiration date. We expect to utilize the vast majority of the existing federal deferred tax assets within the next six years.

Our evaluation of the need of valuation allowance focused on identifying significant, objective evidence that we will be able to realize the deferred tax assets in the future. We determined that our expectations regarding future earnings are objectively verifiable due to various factors. One factor is the consistent profitability of the core business, the trading and investing segment, which has generated substantial income for each of the last nine years, including through uncertain economic and regulatory environments. The core business is driven by brokerage customer activity and includes trading, brokerage cash, margin lending, retirement and investing, and other brokerage related activities. These activities drive variable expenses that correlate to the volume of customer activity, which has resulted in stable, ongoing profitability.

Another factor is the mitigation of losses in the balance sheet management segment, which generated a large net operating loss in 2007 caused by the crisis in the residential real estate and credit markets. Much of this loss came from the sale of the asset-backed securities portfolio and credit losses from the mortgage loan portfolio. We no longer hold any of those asset-backed securities and shut down mortgage loan acquisition activities in 2007. In effect, the key business activities that led to the generation of the deferred tax assets were shut down over five years ago. As a result, the losses have continued to decline significantly and the balance sheet management segment became profitable in 2012. In addition, we continue to realize the benefit of various credit loss mitigation activities for the mortgage loans purchased in 2007 and prior, most notably, actively reducing or closing unused home equity lines of credit and aggressively exercising put-back clauses to sell back improperly documented loans to the originators. As a result of these loss containment measures, provision for loan losses has declined for four consecutive years, down 78% from its peak of $1.6 billion for the year ended December 31, 2008.

We maintain a valuation allowance for certain of our state deferred tax assets as we have concluded that it is more likely than not that they will not be realized. At December 31, 2012, we had state deferred tax assets of approximately $136.5 million that related to our state net operating loss carry forwards and temporary differences with a valuation allowance of $52.2 million against such deferred tax assets.

Effects if Actual Results Differ

Changes in tax expense (benefit) due to the actual effective tax rates differing from our estimates affect accrued taxes and could be material to results of operations for any particular reporting period. In evaluating the need for a valuation allowance, we estimated future taxable income based on management-approved forecasts.

This process required significant judgment by management about matters that are by nature uncertain. If future events differ significantly from our current forecasts, a valuation allowance may need to be established, which could have a material adverse effect on our financial condition and results of operations.

Classification and Valuation of Certain Investments

Description

The classification of an investment determines its accounting treatment. We classify our investments in securities as trading, available-for-sale or held-to-maturity. Trading securities are carried at fair value and both unrealized and realized gains and losses are recognized in the consolidated statement of income (loss). Securities classified as available-for-sale are carried at fair value with unrealized gains and losses included in accumulated other comprehensive loss, net of tax. Held-to-maturity securities are carried at amortized cost based on our positive intent and ability to hold these securities to maturity. Declines in fair value for available-for-sale and held-to-maturity debt securities that we believe to be other-than-temporary are included in the consolidated statement of income (loss) in the net impairment line item. As of December 31, 2012, the available-for-sale and held-to-maturity securities portfolios consisted of debt securities, the majority of which were agency residential mortgage-backed securities.

Available-for-sale and held-to-maturity securities that have unrealized or unrecognized losses (impaired securities) are evaluated for OTTI at each balance sheet date. We consider OTTI for an available-for-sale or held-to-maturity debt security to have occurred if one of the following conditions are met: we intend to sell the impaired debt security as of the balance sheet date; it is more likely than not that we will be required to sell the impaired debt security before recovery of the security’s amortized cost basis; or we do not expect to recover the entire amortized cost basis of the security. If we intend to sell an impaired debt security or if it is more likely than not that we will be required to sell the impaired debt security before recovery of the security’s amortized cost basis, we will recognize OTTI in earnings equal to the entire difference between the security’s amortized cost basis and the security’s fair value. For impaired debt securities that we do not intend to sell and it is not more likely than not that we will be required to sell before recovery of the security’s amortized cost basis, if we do not expect to recover the entire amortized cost basis of the securities, we will separate OTTI into two components: 1) the amount related to credit loss, recognized in earnings; and 2) the noncredit portion of OTTI, recognized through other comprehensive income (loss). For the year ended December 31, 2012, we recognized $16.9 million of net impairment on certain securities in the non-agency CMO portfolio.

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

Effects if Actual Results Differ

Determining if a security has OTTI is complex and requires judgment by management about circumstances that are inherently uncertain. Subsequent evaluations of these securities, in light of factors then prevailing, may result in additional OTTI in future periods. If all available-for-sale and held-to-maturity securities with fair values lower than amortized cost as of December 31, 2012 were other-than-temporarily impaired and the gross OTTI was recorded through earnings, we would have recorded a pre-tax loss of $54.7 million.

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

Cash flow hedge relationships are treated as effective hedges as long as the hedged forecasted transactions remain probable and the hedges continue to meet the requirements of derivatives and hedging accounting guidance. If it becomes probable that a hedged forecasted transaction will not occur, amounts included in accumulated other comprehensive loss related to the specific hedging instruments would be immediately reclassified into the gains on loans and securities, net line item in the consolidated statement of income (loss). As of December 31, 2012, we had an unrealized pre-tax loss reported in accumulated other comprehensive loss of $718.0 million related to cash flow hedges.

Judgments

The future issuances of liabilities underlying cash flow hedge relationships, including repurchase agreements, are largely dependent on the market demand and liquidity in the wholesale borrowings market. As of December 31, 2012, we believe the forecasted issuance of all liabilities in cash flow hedge relationships is probable. However, unexpected changes in market conditions in future periods could impact our ability to issue these liabilities. We believe the forecasted issuance of liabilities in the form of repurchase agreements is most susceptible to an unexpected change in market conditions.

Effects if Actual Results Differ

If our hedging strategies were to no longer meet the effectiveness criterion or our assumptions about the nature and timing of forecasted transactions were to be inaccurate, we could no longer apply hedge accounting and our reported results would be significantly affected. For example, if we determined that the forecasted issuance of repurchase agreements associated with our cash flow hedges was no longer probable, the $579.8 million pre-tax loss in accumulated other comprehensive loss related to cash flow hedges on repurchase agreements would be reclassified into the gains on loans and securities, net line item in the consolidated statement of income (loss) in the period in which this determination was made. This loss would have a material adverse effect on our regulatory capital position and results of operations.

Fair Value Measurements

Description

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As of December 31, 2012, 29% and 1% of total assets and total liabilities, respectively, represented instruments measured at fair value on a recurring basis. The fair value measurement accounting guidance describes the following three levels used to classify fair value measurements:

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

Judgments

Of assets measured at fair value on a recurring basis, 91% were available-for-sale residential mortgage-backed securities as of December 31, 2012. Our available-for-sale residential mortgage-backed securities portfolio was composed of: 1) agency mortgage-backed securities and CMOs; and 2) non-agency CMOs. The fair value of agency mortgage-backed securities and CMOs was determined using quoted market prices, recent market transactions, spread data and our own trading activities for identical or similar instruments and were categorized in Level 2 of the fair value hierarchy. Non-agency CMOs were valued using market and income approaches with market observable data, including recent market transactions when available. We also utilized a pricing service to corroborate the market observability of our inputs used in the fair value measurements of non-agency CMOs. The valuations of non-agency CMOs reflect our best estimate of what market participants would consider in pricing the financial instruments. We consider the price transparency for these financial instruments to be a key determinant of the degree of judgment involved in determining the fair value. As of December 31, 2012, the non-agency CMOs were categorized in Level 2 and Level 3 of the fair value hierarchy.

Effects if Actual Results Differ

The use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value. As of December 31, 2012, less than 1% of total assets and none of total liabilities represented instruments measured at fair value on a recurring basis categorized as Level 3. While our recurring fair value estimates of Level 3 instruments utilized observable inputs where available, the valuations included significant management judgment in determining the relevance and reliability of market information considered.

STATISTICAL DISCLOSURE BY BANK HOLDING COMPANIES

The following table outlines the information required by the SEC’s Industry Guide 3, “Statistical Disclosure by Bank Holding Companies.” These disclosures are at the enterprise level.

Required Disclosure	Page
Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Operating Interest Differential
Average Balance Sheet and Analysis of Net Interest Income	37
Net Operating Interest Income—Volumes and Rates Analysis	88
Investment Portfolio
Investment Portfolio—Book Value and Fair Value	90
Investment Portfolio Maturity	91
Loan Portfolio
Loans by Type	89
Loan Maturities	89
Loan Sensitivities	89
Risk Elements
Nonaccrual, Past Due and Restructured Loans	76
Past Due Interest	77
Policy for Nonaccrual	112
Potential Problem Loans	78
Summary of Loan Loss Experience
Analysis of Allowance for Loan Losses	75
Allocation of the Allowance for Loan Losses	75
Deposits
Average Balance and Average Rates Paid	37
Time Deposit Maturities	150
Time Deposits in Excess of the FDIC Deposit Insurance Coverage Limits	150
Return on Equity and Assets	38
Short-Term Borrowings	92

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

	2012 Compared to 2011 Increase (Decrease) Due To			2011 Compared to 2010 Increase (Decrease) Due To
	Volume	Rate	Total	Volume	Rate	Total
Enterprise interest-earning assets:
Loans(1)	$(116.2)	$(79.5)	$(195.7)	$(170.5)	$(16.4)	$(186.9)
Available-for-sale securities	(2.5)	(58.9)	(61.4)	57.4	(22.4)	35.0
Held-to-maturity securities	121.7	(21.6)	100.1	101.3	(0.3)	101.0
Margin receivables	3.9	(9.5)	(5.6)	35.4	(14.0)	21.4
Cash and equivalents	0.1	0.3	0.4	(1.6)	(0.6)	(2.2)
Segregated cash	—	(0.2)	(0.2)	0.1	(1.1)	(1.0)
Securities borrowed and other	(3.5)	3.4	(0.1)	(1.9)	21.3	19.4

Total enterprise interest-earning assets(2)	3.5	(166.0)	(162.5)	20.2	(33.5)	(13.3)

Enterprise interest-bearing liabilities:
Deposits	3.7	(22.4)	(18.7)	(0.3)	(19.7)	(20.0)
Customer payables	0.3	1.5	1.8	1.2	0.4	1.6
Securities sold under agreements to repurchase	(19.4)	24.8	5.4	(16.9)	40.4	23.5
FHLB advances and other borrowings	(10.5)	(3.1)	(13.6)	(0.5)	(12.6)	(13.1)
Securities loaned and other	0.1	(1.3)	(1.2)	—	(0.1)	(0.1)

Total enterprise interest-bearing liabilities	(25.8)	(0.5)	(26.3)	(16.5)	8.4	(8.1)

Change in enterprise net interest income	$29.3	$(165.5)	$(136.2)	$36.7	$(41.9)	$(5.2)

(1)

Nonaccrual loans are included in the average loan balances. Interest payments received on nonaccrual loans are recognized on a cash basis in operating interest income until it is doubtful that full payment will be collected, at which point payments are applied to principal.

(2)	Amount includes a taxable equivalent increase in operating interest income of $1.1 million, $1.2 million and $1.2 million for years ended December 31, 2012, 2011 and 2010, respectively.

Lending Activities

The following table presents the balance and associated percentage of each major loan category (dollars in millions):

	December 31,
	2012		2011		2010		2009		2008
	Balance	%	Balance	%	Balance	%	Balance	%	Balance	%
One- to four-family	$5,442.2	51.8%	$6,615.8	50.7%	$8,170.3	51.0%	$10,567.1	52.4%	$12,979.8	51.3%
Home equity	4,223.4	40.2	5,328.7	40.8	6,410.3	40.0	7,769.7	38.5	10,017.2	39.6
Consumer and other:	844.9	8.0	1,113.2	8.5	1,443.4	9.0	1,841.3	9.1	2,298.6	9.1

Total loans receivable	10,510.5	100.0%	13,057.7	100.0%	16,024.0	100.0%	20,178.1	100.0%	25,295.6	100.0%

Adjustments:
Premiums (discounts)and deferred fees on loans	68.9		97.9		129.1		171.6		236.8
Allowance for loan losses	(480.7)		(822.8)		(1,031.2)		(1,182.7)		(1,080.6)

Total adjustments	(411.8)		(724.9)		(902.1)		(1,011.1)		(843.8)

Loans receivable, net	$10,098.7		$12,332.8		$15,121.9		$19,167.0		$24,451.8

The following table shows the contractual maturities of the loan portfolio at December 31, 2012, including scheduled principal repayments. This table does not, however, include any estimate of prepayments. These prepayments could significantly shorten the average loan lives and cause the actual timing of the loan repayments to differ from those shown in the following table (dollars in millions):

	Due in(1)
	< 1 Year		1-5 Years	>5 Years	Total
One- to four-family	$124.5		$553.1	$4,764.6	$5,442.2
Home equity		188.4	854.0	3,181.0		4,223.4
Consumer and other		111.6	320.3	413.0		844.9

Total loans receivable	$424.5		$1,727.4	$8,358.6	$10,510.5

(1)	Estimated scheduled principal repayments are calculated using weighted-average interest rate and weighted-average remaining maturity of each loan portfolio.

The following table shows the distribution of those loans that mature in more than one year between fixed and adjustable interest rate loans at December 31, 2012 (dollars in millions):

	Interest Rate Type
	Fixed	Adjustable	Total
One- to four-family	$1,142.4	$4,175.3	$5,317.7
Home equity	840.2	3,194.8	4,035.0
Consumer and other	726.1	7.2	733.3

Total loans receivable	$2,708.7	$7,377.3	$10,086.0

Securities

Our portfolio of mortgage-backed and investment securities is classified into three categories: trading, available-for-sale or held-to-maturity.

Our mortgage-backed securities portfolio is primarily composed of:

•	Fannie Mae participation certificates, guaranteed by Fannie Mae;

•	Freddie Mac participation certificates, guaranteed by Freddie Mac;

•	Ginnie Mae participation certificates, guaranteed by the full faith and credit of the U.S.; and

•	Collateralized mortgage obligations.

The majority of the investment securities portfolio is composed of agency debt securities guaranteed by the Small Business Administration and agency debentures which are unsecured senior debt offered by Fannie Mae, Freddie Mac and other government agencies.

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

The following table shows the amortized cost and fair value of our mortgage-backed and investment securities portfolio that the Company held and classified as available-for-sale and held-to-maturity (dollars in millions):

	December 31,
	2012		2011		2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$11,881.2	$12,097.2	$13,772.1	$13,965.7	$13,017.8	$12,898.1
Non-agency CMOs	260.1	235.2	422.6	341.6	490.3	395.4

Total residential mortgage-backed securities	12,141.3	12,332.4	14,194.7	14,307.3	13,508.1	13,293.5

Investment securities:
Agency debentures	516.0	528.0	743.3	731.2	1,324.5	1,269.6
Agency debt securities	525.4	546.8	541.0	554.2	187.6	187.5
Municipal bonds	30.2	31.3	42.3	41.1	42.4	37.3
Corporate bonds	5.5	4.5	25.4	17.7	25.3	17.8

Total investment securities	1,077.1	1,110.6	1,352.0	1,344.2	1,579.8	1,512.2

Total available-for-sale securities	$13,218.4	$13,443.0	$15,546.7	$15,651.5	$15,087.9	$14,805.7

Held-to-maturity securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$7,887.5	$8,182.1	$5,296.5	$5,458.0	$1,928.6	$1,897.0
Investment securities:
Agency debentures	163.4	169.8	163.4	169.2	219.2	216.2
Agency debt securities	1,489.0	1,558.6	619.6	655.8	314.9	309.1

Total investment securities	1,652.4	1,728.4	783.0	825.0	534.1	525.3

Total held-to-maturity securities	$9,539.9	$9,910.5	$6,079.5	$6,283.0	$2,462.7	$2,422.3

The following table shows the scheduled maturities, carrying values and current yields for the Company’s available-for-sale and held-to-maturity investment portfolio at December 31, 2012 (dollars in millions):

	Within One Year		One to Five Years		Five to Ten Years		After Ten Years		Total
	Balance Due	Weighted Average Yield	Balance Due	Weighted Average Yield	Balance Due	Weighted Average Yield	Balance Due	Weighted Average Yield	Balance Due	Weighted Average Yield
Available-for-sale securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$—	—	$66.6	3.59%	$635.2	2.35%	$11,179.4	3.31%	$11,881.2	3.26%
Non-agency CMOs	—	—	—	—	—	—	260.1	3.18%	260.1	3.18%

Total residential mortgage-backed securities	—		66.6		635.2		11,439.5		12,141.3

Investment securities:
Agency debentures	—	—	—	—	32.0	5.18%	484.0	3.08%	516.0	3.19%
Agency debt securities	—	—	—	—	406.1	3.02%	119.3	2.79%	525.4	2.97%
Municipal bonds(1)	—	—	—	—	—	—	30.2	4.80%	30.2	4.80%
Corporate bonds	—	—	—	—	—	—	5.5	0.81%	5.5	0.81%

Total investment securities	—		—		438.1		639.0		1,077.1

Total available-for-sale securities	$—		$66.6		$1,073.3		$12,078.5		$13,218.4

Held-to-maturity securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$—	—	$159.1	2.62%	$2,109.3	3.17%	$5,619.1	3.52%	$7,887.5	3.41%
Investment securities:
Agency debentures	—	—	163.4	2.00%	—	—	—	—	163.4	2.00%
Agency debt securities	—	—	0.1	4.50%	786.4	3.01%	702.5	2.75%	1,489.0	2.89%

Total investment securities	—		163.5		786.4		702.5		1,652.4

Total held-to-maturity securities	$—		$322.6		$2,895.7		$6,321.6		$9,539.9

(1)	Yields on tax-exempt obligations are computed on a tax-equivalent basis.

Borrowings

Deposits represent our most significant source of funding. In addition, we borrow from the FHLB and sell securities under repurchase agreements.

We are a member of, and own capital stock in, the FHLB system. The FHLB provides us with reserve credit capacity and authorizes us to apply for advances based on the security of pledged home mortgages and other assets—principally securities that are obligations of, or guaranteed by, the U.S. Government—provided we meet certain creditworthiness standards. At December 31, 2012, outstanding advances from the FHLB totaled $920.0 million at interest rates ranging from 0.28% to 0.76% and at a weighted-average rate of 0.47%.

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

The following table sets forth information regarding the weighted-average interest rates and the highest and average month-end balances of borrowings (dollars in millions):

	Ending Balance	Weighted- Average Interest Rate (1)	Maximum Amount at Month-End	Weighted-Average
				Balance	Interest Rate(2)
At or for the year ended December 31, 2012:
Securities sold under agreements to repurchase	$4,454.7	0.70%	$5,025.4	$4,775.1	3.32%
FHLB advances and other borrowings (3)	$1,259.4	1.27%	$2,744.1	$2,464.9	3.76%
At or for the year ended December 31, 2011:
Securities sold under agreements to repurchase	$5,015.5	0.95%	$5,891.6	$5,417.2	2.83%
FHLB advances and other borrowings (3)	$2,732.5	3.19%	$2,759.7	$2,741.1	3.87%
At or for the year ended December 31, 2010:
Securities sold under agreements to repurchase	$5,888.3	0.63%	$6,458.1	$6,154.3	2.11%
FHLB advances and other borrowings (3)	$2,731.4	3.09%	$3,102.1	$2,754.3	4.33%

(1)	Weighted-average interest rates are based on ending balances and exclude hedging costs.
(2)	Weighted-average interest rates are based on average balances and include hedging costs.
(3)

Excludes other borrowings of the parent company of $1.5 million, $4.4 million and $0.3 million at December 31, 2012, 2011 and 2010, respectively, which do not generate operating interest expense. These liabilities generate corporate interest expense.

GLOSSARY OF TERMS

2009 Debt Exchange—In the third quarter of 2009, we exchanged $1.7 billion aggregate principal amount of our corporate debt, including $1.3 billion principal amount of the 12  1/2% springing lien notes due November 2017 and $0.4 billion principal amount of the 8% senior notes due June 2011, for an equal principal amount of newly-issued non-interest-bearing convertible debentures due 2019.

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

BCBS—International Basel Committee on Banking Supervision.

BOLI—Bank-Owned Life Insurance.

Brokerage account attrition rate—Attriting brokerage accounts, which are gross new brokerage accounts less net new brokerage accounts, divided by total brokerage accounts at the previous period end.

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

Exchange-traded funds (“ETFs”)—A fund that invests in a group of securities and trades like an individual stock on an exchange.

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

Federal Reserve—Board of Governors of the Federal Reserve System.

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

Troubled Debt Restructuring (“TDR”)—A loan modification that involves granting an economic concession to a borrower who is experiencing financial difficulty, and loans that have been charged-off due to bankruptcy notification.

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

Exposure to interest rate risk is dependent upon the distribution and composition of interest-earning assets, interest-bearing liabilities and derivatives. The differing risk characteristics of each product are managed to mitigate our exposure to interest rate fluctuations. At December 31, 2012, 89% of our total assets were enterprise interest-earning assets.

At December 31, 2012, approximately 63% of total assets were residential real estate loans and available-for-sale and held-to-maturity mortgage-backed securities. The values of these assets are sensitive to changes in interest rates, as well as expected prepayment levels. As interest rates increase, fixed rate residential mortgages and mortgage-backed securities tend to exhibit lower prepayments. The inverse is true in a falling rate environment.

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

Deposit accounts and customer payables tend to be less rate-sensitive than wholesale borrowings. Agreements to repurchase securities and the majority of FHLB advances re-price as agreements reset. Sweep accounts, complete savings accounts and other money market and savings accounts re-price at management’s discretion. Corporate debt has fixed rates.

Derivative Instruments

We use derivative instruments to help manage interest rate risk. Interest rate swaps involve the exchange of fixed-rate and variable-rate interest payments between two parties based on a contractual underlying notional amount, but do not involve the exchange of the underlying notional amounts. Option products are utilized primarily to decrease the market value changes resulting from the prepayment dynamics of the mortgage portfolio, as well as to protect against increases in funding costs. The types of options employed include Cap Options (“Caps”), Floor Options (“Floors”), “Payor Swaptions” and “Receiver Swaptions”. Caps mitigate the market risk associated with increases in interest rates while Floors mitigate the risk associated with decreases in market interest rates. Similarly, Payor and Receiver Swaptions mitigate the market risk associated with the respective increases and decreases in interest rates. See derivative instruments discussion in Note 6—Accounting for Derivative Instruments and Hedging Activities in Item 8. Financial Statements and Supplementary Data.

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

The EVE method is used at the E*TRADE Bank level and not for the Company. The ALCO monitors E*TRADE Bank’s interest rate risk position. E*TRADE Bank had nearly 100% and 99% of enterprise interest-earning assets at December 31, 2012 and 2011, respectively, and held 99% and 98% of enterprise interest-bearing liabilities at December 31, 2012 and 2011, respectively. The sensitivity of EVE at December 31, 2012 and 2011 and the limits established by E*TRADE Bank’s Board of Directors are listed below (dollars in millions):

Parallel Change in Interest Rates (basis points)(1)	Change in EVE
	December 31, 2012		December 31, 2011
	Amount	Percentage(2)	Amount	Percentage(2)	Board Limit
+300	$(446.3)	(11.1)%	$(18.7)	(0.5)%	(25)%
+200	$(168.5)	(4.2)%	$120.2	3.4%	(15)%
+100	$23.6	0.6%	$153.6	4.4%	(10)%
-100	$(175.6)	(4.4)%	$(324.0)	(9.2)%	(10)%

(1)

On December 31, 2012 and 2011, the yield for the three-month treasury bill was 0.05% and 0.02%, respectively. As a result, the requirements of the EVE model were temporarily modified, resulting in the removal of the minus 200 and 300 basis points scenarios for the periods ended December 31, 2012 and 2011.

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

Market Risk

Equity Securities Risk

Equity securities risk is the risk of potential loss from investing in public and private equity securities. Our market maker facilitates customer orders and carries equity security positions on a daily basis. From time to time, we may carry large positions in securities of a single issuer or issuers engaged in a specific industry. As of December 31, 2012, we held securities with a fair value of $101.3 million in long positions and $87.6 million in short positions, for a net exposure of $13.7 million.

We are also indirectly exposed to equity securities risk in connection with securities collateralizing margin receivables to customers, securities loaned to customers in our securities loaned programs and securities borrowed from and lent to other broker-dealers. In order to manage equity securities risk, we may require additional cash or collateral when necessary based upon the fair value of securities purchased on margin, securities loaned or the underlying collateral for securities borrowed.

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

E*TRADE Financial Corporation’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework.” Based on management’s assessment, management believes as of December 31, 2012, that E*TRADE Financial Corporation’s internal control over financial reporting is effective based on those criteria.

E*TRADE Financial Corporation’s Independent Registered Public Accounting Firm, Deloitte & Touche LLP, has issued an audit report regarding E*TRADE Financial Corporation’s internal control over financial reporting. The report of Deloitte & Touche LLP appears on the next page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

E*TRADE Financial Corporation

New York, New York

We have audited the internal control over financial reporting of E*TRADE Financial Corporation and subsidiaries (the “Company”) as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2012 of the Company and our report dated February 26, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ Deloitte & Touche LLP

McLean, Virginia
February 26, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

E*TRADE Financial Corporation

New York, New York

We have audited the accompanying consolidated balance sheets of E*TRADE Financial Corporation and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income (loss), comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of E*TRADE Financial Corporation and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

McLean, Virginia
February 26, 2013

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (LOSS)

(In thousands, except per share amounts)

	Year Ended December 31,
	2012	2011	2010
Revenue:
Operating interest income	$1,371,098	$1,532,339	$1,546,713
Operating interest expense	(286,033)	(312,380)	(320,430)

Net operating interest income	1,085,065	1,219,959	1,226,283

Commissions	377,843	436,243	431,000
Fees and service charges	122,170	130,452	142,377
Principal transactions	93,156	105,359	103,346
Gains on loans and securities, net	200,366	120,233	166,212
Other-than-temporary impairment (“OTTI”)	(19,799)	(9,190)	(41,510)
Less: noncredit portion of OTTI recognized into (out of) other comprehensive income (loss) (before tax)	2,874	(5,717)	3,840

Net impairment	(16,925)	(14,907)	(37,670)
Other revenues	37,821	39,260	46,327

Total non-interest income	814,431	816,640	851,592

Total net revenue	1,899,496	2,036,599	2,077,875

Provision for loan losses	354,637	440,614	779,412
Operating expense:
Compensation and benefits	352,725	333,646	325,044
Advertising and market development	139,451	145,172	132,150
Clearing and servicing	128,635	147,052	147,493
FDIC insurance premiums	117,240	105,442	77,728
Professional services	86,321	89,672	81,177
Occupancy and equipment	74,346	68,840	70,915
Communications	73,054	67,335	73,342
Depreciation and amortization	90,616	89,583	87,931
Amortization of other intangibles	25,183	26,151	28,475
Facility restructuring and other exit activities	7,689	7,706	14,346
Other operating expenses	66,825	154,305	103,976

Total operating expense	1,162,085	1,234,904	1,142,577

Income before other income (expense) and income tax expense (benefit)	382,774	361,081	155,886

Other income (expense):
Corporate interest income	90	702	6,188
Corporate interest expense	(179,877)	(177,829)	(167,130)
Gains on sales of investments, net	18	44	2,655
Gains (losses) on early extinguishment of debt	(335,261)	3,091	—
Equity in income (loss) of investments and venture funds	1,292	(1,759)	(740)

Total other income (expense)	(513,738)	(175,751)	(159,027)

Income (loss) before income tax expense (benefit)	(130,964)	185,330	(3,141)
Income tax expense (benefit)	(18,381)	28,629	25,331

Net income (loss)	$(112,583)	$156,701	$(28,472)

Basic earnings (loss) per share	$(0.39)	$0.59	$(0.13)
Diluted earnings (loss) per share	$(0.39)	$0.54	$(0.13)
Shares used in computation of per share data:
Basic	285,748	267,291	211,302
Diluted	285,748	289,822	211,302

See accompanying notes to consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year Ended December 31,
	2012	2011	2010
Net income (loss)	$(112,583)	$156,701	$(28,472)
Other comprehensive income (loss)
Available-for-sale securities:
OTTI, net(1)	12,285	5,709	25,662
Noncredit portion of OTTI reclassification (into) out of other comprehensive income (loss), net(2)	(1,843)	3,589	(2,320)
Unrealized gains, net(3)	186,348	268,405	74,826
Reclassification into earnings, net(4)	(128,148)	(78,060)	(98,408)

Net change from available-for-sale securities	68,642	199,643	(240)

Cash flow hedging instruments:
Unrealized losses, net(5)	(72,119)	(216,302)	(77,724)
Reclassification into earnings, net(6)	77,731	66,847	47,774

Net change from cash flow hedging instruments	5,612	(149,455)	(29,950)

Foreign currency translation gains (losses), net	2,447	1,823	(4,320)

Other comprehensive income (loss)	76,701	52,011	(34,510)

Comprehensive income (loss)	$(35,882)	$208,712	$(62,982)

(1)	Amounts are net of benefit from income taxes of $7.5 million, $3.5 million and $15.8 million for the years ended December 31, 2012, 2011 and 2010, respectively.
(2)	Amounts are net of benefit from income taxes of $1.0 million, $2.1 million and $1.5 million for the years ended December 31, 2012, 2011 and 2010, respectively.
(3)	Amounts are net of provision for income taxes of $111.6 million, $161.0 million and $48.7 million for the years ended December 31, 2012, 2011 and 2010, respectively.
(4)	Amounts are net of provision for income taxes of $78.9 million, $46.3 million and $60.2 million for the years ended December 31, 2012, 2011 and 2010, respectively.
(5)	Amounts are net of benefit from income taxes of $41.4 million, $133.9 million and $40.2 million for years ended December 31, 2012, 2011 and 2010, respectively.
(6)	Amounts are net of benefit from income taxes of $51.9 million, $43.3 million and $26.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.

See accompanying notes to the consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(In thousands, except share data)

	December 31,
	2012	2011
ASSETS
Cash and equivalents	$2,761,494	$2,099,839
Cash required to be segregated under federal or other regulations	376,898	1,275,587
Trading securities	101,270	54,372
Available-for-sale securities (includes securities pledged to creditors with the right to sell or repledge of $2,372,197 and $3,916,927 at December 31, 2012 and 2011, respectively)	13,443,020	15,651,493
Held-to-maturity securities (fair value of $9,910,496 and $6,282,989 at December 31, 2012 and 2011 respectively; includes securities pledged to creditors with the right to sell or repledge of $2,944,714 and $2,092,570 at December 31, 2012 and 2011, respectively)	9,539,948	6,079,512
Margin receivables	5,804,041	4,826,256
Loans receivable, net (net of allowance for loan losses of $480,751 and $822,816 at December 31, 2012 and 2011, respectively)	10,098,723	12,332,807
Investment in FHLB stock	67,400	140,183
Property and equipment, net	288,170	299,693
Goodwill	1,934,232	1,934,232
Other intangibles, net	260,622	285,805
Other assets	2,710,921	2,960,673

Total assets	$47,386,739	$47,940,452

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$28,392,552	$26,459,985
Securities sold under agreements to repurchase	4,454,661	5,015,499
Customer payables	4,964,922	5,590,858
FHLB advances and other borrowings	1,260,916	2,736,935
Corporate debt	1,764,982	1,493,552
Other liabilities	1,644,236	1,715,673

Total liabilities	42,482,269	43,012,502

Commitments and contingencies (see Note 19)

Shareholders’ equity:
Common stock, $0.01 par value, shares authorized: 400,000,000 at December 31, 2012 and 2011; shares issued and outstanding: 286,114,334 and 285,368,075 at December 31, 2012 and 2011, respectively	2,861	2,854
Additional paid-in-capital (“APIC”)	7,319,257	7,306,862
Accumulated deficit	(2,107,720)	(1,995,137)
Accumulated other comprehensive loss	(309,928)	(386,629)

Total shareholders’ equity	4,904,470	4,927,950

Total liabilities and shareholders’ equity	$47,386,739	$47,940,452

See accompanying notes to the consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity

	Shares	Amount
Balance, December 31, 2009	189,397	$1,894	$6,275,157	$(2,123,366)	$(404,130)	$3,749,555
Net loss	—	—	—	(28,472)	—	(28,472)
Other comprehensive loss	—	—	—	—	(34,510)	(34,510)
Conversion of convertible debentures	30,653	306	316,677	—	—	316,983
Exercise of stock options and related tax effects	19	—	(4,306)	—	—	(4,306)
Issuance of restricted stock, net of forfeitures and retirements to pay taxes	772	8	(7,035)	—	—	(7,027)
Share-based compensation	—	—	25,361	—	—	25,361
Claims settlement under Section 16(b)	—	—	35,000			35,000
Other	—	—	(139)	—	—	(139)

Balance, December 31, 2010	220,841	$2,208	$6,640,715	$(2,151,838)	$(438,640)	$4,052,445
Net income	—	—	—	156,701	—	156,701
Other comprehensive income	—	—	—	—	52,011	52,011
Conversion of convertible debentures	63,918	639	660,307	—	—	660,946
Exercise of stock options and related tax effects	42	1	(2,882)	—	—	(2,881)
Issuance of restricted stock, net of forfeitures and retirements to pay taxes	567	6	(5,719)	—	—	(5,713)
Share-based compensation	—	—	14,456	—	—	14,456
Other	—	—	(15)	—	—	(15)

Balance, December 31, 2011	285,368	$2,854	$7,306,862	$(1,995,137)	$(386,629)	$4,927,950
Net loss	—	—	—	(112,583)	—	(112,583)
Other comprehensive income	—	—	—	—	76,701	76,701
Conversion of convertible debentures	34	—	355	—	—	355
Exercise of stock options and related tax effects	2	—	(5,053)	—	—	(5,053)
Issuance of restricted stock, net of forfeitures and retirements to pay taxes	710	7	(3,677)	—	—	(3,670)
Share-based compensation	—	—	20,764	—	—	20,764
Other	—	—	6	—	—	6

Balance, December 31, 2012	286,114	$2,861	$7,319,257	$(2,107,720)	$(309,928)	$4,904,470

See accompanying notes to the consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income (loss)	$(112,583)	$156,701	$(28,472)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Provision for loan losses	354,637	440,614	779,412
Depreciation and amortization (including discount amortization and accretion)	409,561	340,691	339,085
Net impairment, gains on loans and securities, net and gains on sales of investments, net	(183,459)	(105,370)	(131,197)
Equity in (income) loss of investments and venture funds	(1,292)	1,759	740
(Gains) losses on early extinguishment of debt	134,548	(3,091)	—
Share-based compensation	20,764	14,456	25,361
Deferred taxes	(137,076)	7,895	(86,199)
Other	(497)	4,806	(8,600)
Net effect of changes in assets and liabilities:
Decrease (increase) in cash required to be segregated under federal or other regulations	898,689	(666,077)	823,626
(Increase) decrease in margin receivables	(977,785)	294,319	(1,366,093)
(Decrease) increase in customer payables	(625,936)	570,772	136,525
Proceeds from sales of loans held-for-sale	342,696	123,441	154,603
Originations of loans held-for-sale	(331,538)	(129,654)	(138,043)
Net (increase) decrease in trading securities	(46,822)	16,874	(24,887)
Decrease in other assets	265,082	32,787	369,720
(Decrease) increase in other liabilities	(167,748)	(4,968)	203,714

Net cash (used in) provided by operating activities	(158,759)	1,095,955	1,049,295

Cash flows from investing activities:
Purchases of available-for-sale securities	(10,049,145)	(10,251,611)	(16,981,702)
Proceeds from sales, maturities of and principal payments on available-for-sale securities	12,445,566	9,929,506	15,681,935
Purchases of held-to-maturity securities	(4,814,251)	(4,040,208)	(2,626,409)
Proceeds from maturities of and principal payments on held-to-maturity securities	1,308,212	408,674	160,590
Net decrease in loans receivable	1,765,847	2,201,838	2,745,200
Capital expenditures for property and equipment	(79,840)	(89,410)	(82,076)
Proceeds from sale of REO and repossessed assets	102,471	156,991	213,926
Net cash flow from derivatives hedging assets	(85,224)	14,899	(53,604)
Other	70,784	39,147	(130,714)

Net cash provided by (used in) investing activities	$664,420	$(1,630,174)	$(1,072,854)

See accompanying notes to the consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS—(Continued)

(In thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flows from financing activities:
Net increase in deposits	$1,931,452	$1,219,455	$626,291
Sale of deposits	—	—	(980,549)
Net decrease in securities sold under agreements to repurchase	(560,838)	(872,750)	(552,793)
Advances from FHLB	2,930,000	2,220,000	2,350,000
Payments on advances from FHLB	(4,283,600)	(2,250,000)	(2,350,000)
Net proceeds from issuance of senior notes	1,305,000	427,331	—
Payments on senior and springing lien notes	(1,173,736)	(425,956)	—
Net cash flow from derivatives hedging liabilities	25,253	(41,292)	(218,185)
Other	(17,537)	(17,076)	39,106

Net cash provided by (used in) financing activities	155,994	259,712	(1,086,130)

Effect of exchange rates on cash	—	—	797

Increase (decrease) in cash and equivalents	661,655	(274,507)	(1,108,892)
Cash and equivalents, beginning of period	2,099,839	2,374,346	3,483,238

Cash and equivalents, end of period	$2,761,494	$2,099,839	$2,374,346

Supplemental disclosures:
Cash paid for interest	$592,005	$435,776	$425,211
Cash paid (refund received) for income taxes	$6,370	$(6,606)	$(78,734)
Non-cash investing and financing activities:
Transfers from loans to other real estate owned and repossessed assets	$128,401	$180,964	$314,514
Conversion of convertible debentures to common stock	$355	$660,946	$316,983
Reclassification of loans held-for-investment to loans held-for-sale	$—	$—	$252,627
Transfers from loans to available-for-sale securities	$—	$—	$222,729

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

•

E*TRADE Securities LLC is a registered broker-dealer and is a wholly-owned operating subsidiary of E*TRADE Bank. It is the primary provider of brokerage products and services to the Company’s customers;

•

E*TRADE Clearing LLC is the clearing firm for the Company’s brokerage subsidiaries and is a wholly-owned operating subsidiary of E*TRADE Bank. Its main purpose is to clear and settle securities transactions for customers of other broker-dealers, including E*TRADE Securities LLC; and

•	G1 Execution Services, LLC (formerly known as E*TRADE Capital Markets, LLC) is a registered broker-dealer and market maker.

Basis of Presentation—The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries as determined under the voting interest model. Entities in which the Company holds at least a 20% ownership interest or in which there are other indicators of significant influence are generally accounted for by the equity method. Entities in which the Company holds less than a 20% ownership interest and does not have the ability to exercise significant influence over are generally carried at cost. Intercompany accounts and transactions are eliminated in consolidation. The Company also evaluates its continuing involvement with certain entities to determine if the Company is required to consolidate the entities under the variable interest entity model. This evaluation is based on a qualitative assessment of whether the Company has both: 1) the power to direct matters that most significantly impact the activities of the variable interest entity; and 2) the obligation to absorb losses or the right to receive benefits of the variable interest entity that could potentially be significant to the variable interest entity.

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

Related Parties—Based upon the Company’s review of publicly available information, as of December 31, 2012, Citadel was one of the Company’s largest shareholders and the Company believes Citadel owned approximately 9.6% of its outstanding common stock and none of its outstanding debt. In addition, Kenneth Griffin, President and CEO of Citadel, joined the Board of Directors on June 8, 2009 pursuant to a director nomination right granted to Citadel in 2007. During the periods presented, the Company routed a portion of its customer equity orders in exchange-listed options and Regulation NMS Securities to an affiliate of Citadel for order handling and execution. Payments for these customer equity orders represented approximately 1% of the Company’s total net revenue for each of the years ended December 31, 2012, 2011 and 2010.

Joseph M. Velli, Chairman and CEO of ConvergEx Group, joined the Board of Directors in January 2010. During the periods presented, the Company used ConvergEx Group for clearing and transfer agent services. Payments for these services represented less than 1% of the Company’s total operating expenses for each of the years ended December 31, 2012, 2011 and 2010.

Use of Estimates—The consolidated financial statements were prepared in accordance with GAAP, which requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes for the periods presented. Actual results could differ from management’s estimates. Certain significant accounting policies are noteworthy because they are based on estimates and assumptions that require complex and subjective judgments by management. Changes in these estimates or assumptions could materially impact the Company’s financial condition and results of operations. Material estimates in which management believes changes could reasonably occur include: allowance for loan losses; valuation of goodwill and other intangible assets; estimates of effective tax rates, deferred taxes and valuation allowance; classification and valuation of certain investments; accounting for derivative instruments; and fair value measurements.

Financial Statement Descriptions and Related Accounting Policies—Below are descriptions and accounting policies for certain of the Company’s financial statement categories:

Cash and Equivalents—For the purpose of reporting cash flows, the Company considers all highly liquid investments with original or remaining maturities of three months or less at the time of purchase that are not required to be segregated under federal or other regulations to be cash and equivalents. Cash and equivalents included $2.1 billion and $1.0 billion at December 31, 2012 and 2011, respectively, of overnight cash deposits, a portion of which the Company is required to maintain with the Federal Reserve Bank.

Cash Required to be Segregated Under Federal or Other Regulations—Certain cash balances that are required to be segregated for the exclusive benefit of the Company’s brokerage customers are included in the cash required to be segregated under federal or other regulations line item.

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

Available-for-Sale Securities—Available-for-sale securities consist of debt securities, primarily residential mortgage-backed securities. Securities classified as available-for-sale are carried at fair value, with the unrealized gains and losses reflected as a component of accumulated other comprehensive loss, net of tax. Realized and unrealized gains or losses on available-for-sale debt securities are computed using the specific identification method. Interest earned on available-for-sale debt securities is included in operating interest income. Amortization or accretion of premiums and discounts are also recognized in operating interest income using the effective interest method over the life of the security. Realized gains and losses on available-for-sale debt securities, other than OTTI, are included in the gains on loans and securities, net line item. Available-for-sale securities that have an unrealized loss (impaired securities) are evaluated for OTTI at each balance sheet date.

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

Margin Receivables—Margin receivables represent credit extended to customers to finance their purchases of securities by borrowing against securities the customers own. Securities owned by customers are held as collateral for amounts due on the margin receivables, the value of which is not reflected in the consolidated balance sheet. The Company is permitted to sell or re-pledge these securities held as collateral and use the securities to enter into securities lending transactions, to collateralize borrowings or for delivery to counterparties to cover customer short positions. The fair value of securities that the Company received as collateral in connection with margin receivables and securities borrowing activities, where the Company is permitted to sell or re-pledge the securities, was approximately $8.2 billion and $6.8 billion as of December 31, 2012 and 2011, respectively. Of this amount, $1.5 billion and $1.3 billion had been pledged or sold in connection with securities loans, bank borrowings and deposits with clearing organizations as of December 31, 2012 and 2011, respectively.

Loans Receivable, Net—Loans receivable, net consists of real estate and consumer loans that management has the intent and ability to hold for the foreseeable future or until maturity, also known as loans held-for-investment. Loans held for investment are carried at amortized cost adjusted for net charge-offs, allowance for loan losses, deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans. Deferred fees or costs on originated loans and premiums or discounts on purchased loans are recognized in operating interest income using the effective interest method over the contractual life of the loans and are adjusted for actual prepayments. The Company’s classes of loans are one- to four-family, home equity and consumer and other loans.

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

During the first quarter of 2012, interagency supervisory guidance related to practices associated with loans and lines of credit secured by junior liens on one- to four-family residential properties was issued. The guidance indicated that if a senior lien is delinquent, it should be considered in determining the income recognition of the junior lien. As of December 31, 2012, approximately $139 million of unpaid principal balance, or approximately 3.4% of performing second lien home equity loans, were on nonaccrual status as a result of the interagency supervisory guidance.

Impaired Loans—A loan is impaired when it meets the definition of a TDR. Impaired loans exclude smaller-balance homogeneous one- to four-family, home equity and consumer and other loans that have not been modified as TDRs and are collectively evaluated for impairment.

TDRs—Modified loans in which economic concessions were granted to borrowers experiencing financial difficulty are considered TDRs. TDRs also include loans that have been charged-off due to bankruptcy notification even if the loan has not been modified under the Company’s programs. Upon being classified as a TDR, such loan is categorized as an impaired loan and is considered impaired until maturity regardless of whether the borrower performs under the terms of the loan.

Impairment on loan modifications is measured on an individual basis, generally using a discounted cash flow model. When certain characteristics of the modified loan cast substantial doubt on the borrower’s ability to repay the loan, the Company identifies the loan as collateral dependent and charges-off the amount of the modified loan balance in excess of the estimated current value of the underlying property less estimated costs to sell. Collateral dependent TDRs are identified based on the terms of the modification, which includes assigning a higher level of risk to loans in which the LTV or CLTV is greater than 110%, a borrower’s credit score is less than 600 and certain types of modifications, such as interest-only payments and terms longer than 30 years. TDRs that are not identified as higher risk using this risk assessment process and for which impairment is measured using a discounted cash flow model, continue to be evaluated in the event that they become higher risk collateral dependent TDRs.

The Company utilizes its own modification programs in pursuing TDRs. The various types of economic concessions that may be granted in a loan modification typically consist of interest rate reductions, maturity date extensions, principal forgiveness or a combination of these concessions. The Company also processed minor modifications on a number of loans through traditional collections actions taken in the normal course of servicing delinquent accounts. These actions typically result in an insignificant delay in the timing of payments; therefore, the Company does not consider such activities to be economic concessions to borrowers and these minor loan modifications are not classified as TDRs.

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

Allowance for Loan Losses—The allowance for loan losses is management’s estimate of probable losses inherent in the loan portfolio as of the balance sheet date. The Company’s segments are one- to four-family, home equity and consumer and other. For loans that are not TDRs, the Company established a general allowance. The estimate of the allowance for loan losses is based on a variety of quantitative and qualitative factors, including the composition and quality of the portfolio; delinquency levels and trends; current and historical charge-off and loss experience; the Company’s historical loss mitigation experience; the condition of the real estate market and geographic concentrations within the loan portfolio; the interest rate climate; the overall availability of housing credit; and general economic conditions. The one- to four-family and home equity loan portfolios are separated into risk segments based on key risk factors, which include but are not limited to loan type, delinquency history, documentation type, LTV/CLTV ratio and borrowers’ credit scores. For home equity loans in the second lien position, the original balance of the first lien loan at origination date and updated valuations on the property underlying the loan are used to calculate CLTV. Both current CLTV and FICO scores are among the factors utilized to categorize the risk associated with loans and assign a probability assumption of future default. Based upon the segmentation, the Company utilizes historical performance data to develop the forecast of delinquency and default for these risk segments. The Company’s consumer and other loan portfolio is separated into risk segments by product and delinquency status. The Company utilizes historical performance data and historical recovery rates on collateral liquidation to forecast delinquency and loss at the product level. The general allowance for loan losses is typically equal to management’s forecast of loan losses in the twelve months following the balance sheet date.

The general allowance for loan losses also included a qualitative component to account for a variety of factors that are not directly considered in the quantitative loss model but are factors the Company believes may impact the level of credit losses. Examples of these factors are: external factors, such as changes in the macro-economic, legal and regulatory environment; internal factors, such as procedural changes and reliance on third parties; and portfolio specific factors, such as the impact of payment resets and historical loan modification activity, which impacts the historical performance data used to forecast delinquency and default in the general allowance for loan losses.

The total qualitative component was $44 million and $124 million as of December 31, 2012 and 2011, respectively. The qualitative component for the one- to four-family and home equity loan portfolios was 17% and 35% of the general allowance for loan losses at December 31, 2012 and 2011, respectively. The decrease in the qualitative component in these loan portfolios from December 31, 2011 to December 31, 2012 reflects the completion of the Company’s evaluation of certain programs and practices that were designed in accordance with guidance from the Company’s former regulator, the OTS. This evaluation was initiated in connection with the transition from the OTS to the OCC. As a result of the evaluation, loan modification policies and procedures were aligned with the guidance from the OCC. The qualitative component was increased to 35% during the fourth quarter of 2011 to reflect additional estimated losses due to this evaluation. The review resulted in a significant increase in charge-offs during the year ended December 31, 2012 and a corresponding decrease in the qualitative component. The qualitative component for the consumer and other loan portfolio was 17% and 15% of the general allowance at December 31, 2012 and 2011, respectively.

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

Property and Equipment, Net—Property and equipment are carried at cost and depreciated on a straight-line basis over their estimated useful lives, generally three to seven years. Leasehold improvements are amortized over the lesser of their estimated useful lives or lease terms. Buildings are depreciated over the lesser of their estimated useful lives or thirty five years. Land is carried at cost. An impairment loss is recognized if the carrying amount of the long-lived asset is not recoverable and exceeds its fair value.

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

Goodwill and Other Intangibles, Net—Goodwill and other intangibles, net represents the excess of the purchase price over the fair value of net tangible assets acquired through the Company’s business combinations. The Company tests goodwill and other intangible assets for impairment on at least an annual basis or when events or changes indicate the carrying value of an asset exceeds its fair value and the loss may not be recoverable. The Company evaluates the remaining useful lives of intangible assets with finite lives each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization.

Real Estate Owned and Repossessed Assets—Real estate owned and repossessed assets are included in the other assets line item in the consolidated balance sheet. Real estate owned (“REO”) represents real estate acquired through foreclosure and also includes those properties for which the Company has taken physical possession, even though legal foreclosure or repossession proceedings have not taken place. Both REO and the repossessed assets are carried at the lower of carrying value or fair value, less estimated costs to sell.

Income Taxes—Deferred income taxes are recorded when revenues and expenses are recognized in different periods for financial statement purposes than for tax return purposes. Deferred tax asset or liability account balances are calculated at the balance sheet date using current tax laws and rates in effect. Valuation allowances are established, when necessary, to reduce deferred tax assets when it is more likely than not that a portion or all of a given deferred tax asset will not be realized. Income tax expense (benefit) includes (i) deferred tax expense (benefit), which generally represents the net change in the deferred tax asset or liability balance during the year plus any change in valuation allowances, and (ii) current tax expense (benefit), which represents the amount of tax currently payable to or receivable from a taxing authority. Uncertain tax positions are only recognized to the extent they satisfy the accounting for uncertain tax positions criteria included in the income taxes accounting guidance, which states that in order to recognize an uncertain tax position it must be more likely than not that it will be sustained upon examination. For uncertain tax positions, tax benefit is recognized for cases in which it is more than fifty percent likely of being sustained on ultimate settlement. For additional information on income taxes, see Note 14—Income Taxes.

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

Comprehensive Income (Loss)—The Company’s comprehensive income (loss) is composed of net income (loss), noncredit portion of OTTI on debt securities, unrealized gains on available-for-sale securities, the effective portion of the unrealized losses on derivatives in cash flow hedge relationships and foreign currency translation gains (losses), net of reclassification adjustments and related tax.

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

Accounting for derivatives differs significantly depending on whether a derivative is designated as a hedge and, if designated as a hedge, the type of hedge designation. Derivative instruments designated in hedging relationships that mitigate the exposure to the variability in expected future cash flows or other forecasted transactions are considered cash flow hedges. Derivative instruments in hedging relationships that mitigate exposure to changes in the fair value of assets or liabilities are considered fair value hedges. The Company formally documents at inception all relationships between hedging instruments and hedged items and the risk management objective and strategy for each hedge transaction. Cash flow and fair value hedge ineffectiveness is re-measured on a quarterly basis and is included in the gains on loans and securities, net line item in the consolidated statement of income (loss). Cash flows from derivative instruments in hedging relationships are classified in the same category on the consolidated statement of cash flows as the cash flows from the items being hedged. The Company also recognizes certain contracts and commitments as derivatives when the characteristics of those contracts and commitments meet the definition of a derivative. Gains and losses on derivatives that are not held as accounting hedges are recognized in the gains on loans and securities, net line item in the consolidated statement of income (loss). For additional information on derivative instruments and hedging activities, see Note 6—Accounting for Derivative Instruments and Hedging Activities.

Fair Value—Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company determines the fair value for its financial instruments and for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis. In addition, the Company determines the fair value for nonfinancial assets and nonfinancial liabilities on a nonrecurring basis as required during impairment testing or by other accounting guidance. For additional information on fair value, see Note 3—Fair Value Disclosures.

Operating Interest Income—Operating interest income is recognized as earned through holding interest-earning assets, such as loans, available-for-sale securities, held-to-maturity securities, margin receivables, cash and equivalents, segregated cash, and securities borrowed and other balances. Operating interest income also includes the impact of the Company’s derivative transactions related to interest-earning assets.

Operating Interest Expense—Operating interest expense is recognized as incurred through holding interest-bearing liabilities, such as deposits, customer payables, securities sold under agreements to repurchase, FHLB advances and other borrowings, and securities loaned and other balances. Operating interest expense also includes the impact of the Company’s derivative transactions related to interest-bearing liabilities.

Commissions—Commissions are derived primarily from the Company’s customers and are impacted by both trade types and trade mix. Commissions from securities transactions are recognized on a trade-date basis.

Fees and Service Charges—Fees and service charges consist of order flow revenue, mutual fund service fees, foreign exchange revenue, reorganization fees, advisor management fees and other fees and service charges. Order flow revenue is accrued in the same period in which the related securities transactions are completed or related services are rendered.

Principal Transactions—Principal transactions consist of revenue from market making activities. Market making activities are the matching of buyers and sellers of securities and include transactions where the Company purchases securities for its balance sheet with the intention of resale to transact the customer’s buy or sell order. Principal transactions earned on the Company’s market making activities are recorded on a trade-date basis.

Gains on Loans and Securities, Net—Gains on loans and securities, net includes gains or losses resulting from the sale of available-for-sale securities; gains or losses on trading securities; gains or losses resulting from sales of loans; hedge ineffectiveness; and gains or losses on derivative instruments that are not accounted for as hedging instruments. Gains or losses resulting from the sale of available-for-sale securities are recognized at the trade-date, based on the difference between the anticipated proceeds and the amortized cost of the specific securities sold.

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

Net Impairment—Net impairment includes OTTI net of the noncredit portion of OTTI on debt securities recognized through other comprehensive income (loss) before tax.

Other Revenues—Other revenues primarily consist of fees from software and services for managing equity compensation plans, which are recognized in accordance with applicable accounting guidance, including software revenue recognition accounting guidance. Other revenues also include revenue ancillary to the Company’s customer transactions and income from the cash surrender value of BOLI.

Share-Based Payments—In 2005, the Company adopted and the shareholders approved the 2005 Stock Incentive Plan (“2005 Plan”) to replace the 1996 Stock Incentive Plan (“1996 Plan”) which provides for the grant of nonqualified or incentive stock options, restricted stock awards and restricted stock units to officers, directors and certain key employees and consultants for the purchase of newly issued shares of the Company’s common stock at a price determined by the Board at the date of the grant. The Company does not have a specific policy for issuing shares upon stock option exercises and share unit conversions; however, new shares are typically issued in connection with exercises and conversions. The Company intends to continue to issue new shares for future exercises and conversions.

Options are generally exercisable ratably over a two- to four-year period from the date the option is granted and most options expire within seven years from the date of grant. Certain options provide for accelerated vesting upon a change in control. Exercise prices are generally equal to the fair value of the shares on the grant date. As of December 31, 2012, there were 2.4 million shares outstanding and $1.7 million of total unrecognized compensation cost related to non-vested stock options. This cost is expected to be recognized over a weighted-average period of 1.5 years. The Company recognized $2.8 million, $2.4 million and $8.4 million in compensation expense for stock options for the years ended December 31, 2012, 2011, and 2010, respectively.

The Company issues restricted stock awards and restricted stock units to certain employees. Each restricted stock unit can be converted into one share of the Company’s common stock upon vesting. These awards are issued at the fair value on the date of grant and vest ratably over the period, generally two to four years. The fair value is calculated as the market price upon issuance. As of December 31, 2012, there were 3.2 million units outstanding and $22.9 million of total unrecognized compensation cost related to non-vested awards. This cost is expected to be recognized over a weighted-average period of 2.6 years. The total fair value of restricted shares and restricted stock units vested was $9.9 million, $15.4 million and $20.9 million for the years ended December 31, 2012, 2011 and 2010, respectively. The Company recognized $17.7 million, $11.7 million and $17.0 million in compensation expense for restricted stock awards and restricted stock units for the years ended December 31, 2012, 2011 and 2010, respectively.

Under the 2005 Plan, the remaining unissued authorized shares of the 1996 Plan, up to 4.2 million shares, were authorized for issuance. Additionally, any shares that had been awarded but remained unissued under the 1996 Plan that were subsequently canceled, would be authorized for issuance under the 2005 Plan, up to 3.9 million shares. In May 2009 and 2010, an additional 3.0 million and 12.5 million shares, respectively, were authorized for issuance under the 2005 Plan at the Company’s shareholders’ annual meetings in each of those respective years. As of December 31, 2012, 9.8 million shares were available for grant under the 2005 Plan.

The Company records share-based payments expense in accordance with the stock compensation accounting guidance. The Company records compensation cost at the grant date fair value of a share-based payment award over the vesting period less estimated forfeitures. Share-based payments expense is included in the compensation and benefits line item.

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

Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs

In May 2011, the FASB amended the accounting and disclosure guidance related to fair value measurements. The amended guidance will result in common fair value measurement and disclosure requirements in GAAP and IFRSs. The amended guidance changes the descriptions of certain requirements in GAAP for measuring fair value and the requirements for disclosing information about fair value measurement. The amended accounting guidance became effective January 1, 2012 for the Company, and was applied prospectively. The adoption of the amended guidance did not have a material impact on the Company’s financial condition, results of operations, or cash flows and the Company’s disclosures reflect the adoption of the amended disclosure guidance in Note 3—Fair Value Disclosures.

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

Disclosures about Offsetting Assets and Liabilities

In December 2011, the FASB amended the disclosure guidance about offsetting assets and liabilities. The amended disclosure guidance will enable users of the Company’s financial statements to evaluate the effect or potential effect of netting arrangements on the Company’s financial position. This includes the effect or potential effect of rights of setoff between recognized assets and recognized liabilities within the scope of amended disclosure guidance, such as derivative instruments, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions. The amended disclosure guidance became effective for annual and interim periods beginning on January 1, 2013 for the Company and will be applied retrospectively for all comparative periods presented. The Company’s disclosures will reflect the adoption of the amended disclosure guidance in the Form 10-Q for the quarterly period ending March 31, 2013.

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income

In February 2013, the FASB amended the presentation guidance on the reporting of amounts reclassified out of accumulated other comprehensive income. The amended guidance does not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the guidance amends the presentation of the amounts reclassified out of accumulated other comprehensive income by component. In addition, the amended guidance requires the presentation, either on the face of the statement where net income is presented or in the notes, of significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The amended guidance became effective for annual and interim periods beginning on January 1, 2013 for the Company and will be applied prospectively. The Company’s disclosures will reflect the adoption of the amended presentation guidance in the Form 10-Q for the quarterly period ending March 31, 2013.

NOTE 2—OPERATING INTEREST INCOME AND OPERATING INTEREST EXPENSE

The following table shows the components of operating interest income and operating interest expense for the years ended December 31, 2012, 2011 and 2010 (dollars in thousands):

	Year Ended December 31,
	2012	2011	2010
Operating interest income:
Loans	$496,466	$692,127	$879,013
Available-for-sale securities	359,977	421,304	386,347
Held-to-maturity securities	236,961	136,953	35,930
Margin receivables	216,086	221,717	200,260
Securities borrowed and other	61,608	60,238	45,163

Total operating interest income(1)	1,371,098	1,532,339	1,546,713

Operating interest expense:
Securities sold under agreements to repurchase	(158,518)	(153,079)	(129,574)
FHLB advances and other borrowings	(92,630)	(106,201)	(119,344)
Deposits	(24,042)	(42,879)	(62,828)
Customer payables and other	(10,843)	(10,221)	(8,684)

Total operating interest expense(2)	(286,033)	(312,380)	(320,430)

Net operating interest income	$1,085,065	$1,219,959	$1,226,283

(1)

Operating interest income reflects $(9.7) million, $(10.3) million, and $21.9 million in income on hedges that qualify for hedge accounting for the years ended December 31, 2012, 2011, and 2010, respectively.

(2)

Operating interest expense reflects $142.1 million, $136.7 million, and $122.4 million in expense on hedges that qualify for hedge accounting for the years ended December 31, 2012, 2011, and 2010, respectively.

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

Residential Mortgage-backed Securities

The Company’s residential mortgage-backed securities portfolio was comprised of agency mortgage-backed securities and CMOs, which represented the majority of the portfolio, and non-agency CMOs. Agency mortgage-backed securities and CMOs are guaranteed by U.S. government sponsored and federal agencies. The majority of the Company’s non-agency CMOs were backed by first lien mortgages and were below investment grade or non-rated as of December 31, 2012. The weighted average coupon rates for the residential mortgage-backed securities as of December 31, 2012 are shown in the following table:

Weighted Average Coupon Rate
Agency mortgage-backed securities	3.18%
Agency CMOs	3.43%
Non-agency CMOs	3.18%

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

The Company considers the price transparency for non-agency CMOs to be a key determinant of the degree of judgment involved in determining the fair value. As of December 31, 2012, the Company’s non-agency CMOs were categorized in Level 2 and Level 3 of the fair value hierarchy. The Company’s portfolio management group determines the fair value measurements using a discounted cash flow methodology for non-agency CMOs on a monthly basis with market observable data to the extent available, and a pricing service is utilized to corroborate the market observability of significant inputs. The fair value measurements, valuation techniques and level classification methodology are reviewed and compared to prior periods on a quarterly basis by management from the finance, credit, enterprise risk management and compliance departments.

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

The following table presents additional information about the underlying loans and significant inputs used in discounted cash flow methodologies for the valuation of non-agency CMOs that were categorized in Level 3 of the fair value hierarchy as of December 31, 2012:

	Weighted Average	Range
Underlying loans:
Coupon rate	3.51%	2.56%-6.83%
Maturity (years)	21	14-25
Significant inputs:
Yield	4%	2%-16%
Default rate(1)	12%	1%-61%
Loss severity	42%	19%-100%
Prepayment rate	10%	0%-87%

(1)	The default rate reflects the implied rate necessary to equate market price to the book yield given the market credit assumption.

Other Debt Securities

The fair value measurements of agency debt securities were determined using market and income approaches along with the Company’s own trading activities for identical or similar instruments and were categorized in Level 2 of the fair value hierarchy.

The Company’s municipal bonds are revenue bonds issued by state and other local government agencies. The valuation of corporate bonds is impacted by the credit worthiness of the corporate issuer. The majority of the Company’s municipal bonds and corporate bonds were rated investment grade as of December 31, 2012. These securities were valued using a market approach with pricing service valuations corroborated by recent market transactions for identical or similar bonds. Municipal bonds and corporate bonds were categorized in Level 2 of the fair value hierarchy.

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

Securities Owned and Securities Sold, Not Yet Purchased

Securities transactions entered into by broker-dealer subsidiaries are included in trading securities and securities sold, not yet purchased in the Company’s fair value disclosures. For equity securities, the Company’s definition of actively traded is based on average daily volume and other market trading statistics. The fair value of securities owned and securities sold, not yet purchased was determined using listed or quoted market prices and the majority were categorized in Level 1 of the fair value hierarchy.

Nonrecurring Fair Value Measurement Techniques

Loans Receivable and REO

The Company records certain other assets at fair value on a nonrecurring basis: 1) one- to four-family and home equity loans in which the amount of the loan balance in excess of the estimated current value of the underlying property less estimated costs to sell has been charged-off; and 2) real estate acquired through physical possession of property or upon foreclosure that is carried at the lower of the property’s carrying value or fair value, less estimated selling costs.

Loans that have been delinquent for 180 days or in bankruptcy are charged-off based on the estimated current value of the underlying property less estimated selling costs and are classified as nonperforming loans. These loans continue to be reported as nonperforming unless they subsequently meet the requirements for being reported as performing loans. TDRs that are charged-off based on the estimated current value of the underlying property less estimated selling costs are classified as nonperforming loans at the time of modification and return to accrual status after six consecutive payments are made in accordance with the modified terms. Property valuations for these one- to four-family and home equity loans are based on the most recent “as is” property valuation data available, which may include appraisals, broker price opinions, prices for similar properties, automated valuation models or home price indices. Subsequent to the recording of an initial fair value measurement, these loans continue to be measured at fair value on a nonrecurring basis, utilizing the estimated value of the underlying property less estimated selling costs. These property valuations are updated on a monthly, quarterly or semi-annual basis depending on the type of valuation initially used. If the value of the underlying property has declined, an additional charge-off is recorded. If the value of the underlying property has increased, previously charged-off amounts are not reversed. If the valuation data obtained is significantly different from the valuation previously received, the Company orders additional property valuation data to corroborate or update the valuation.

Property valuations for real estate acquired through physical possession of property or upon foreclosure are based on the lowest value of the most recent property valuation data available, which may include appraisals, listing prices or approved offer prices. Nonrecurring fair value measurements on one- to four-family and home equity loans and real estate owned were classified as Level 3 of the fair value hierarchy as the majority of the valuations included Level 3 inputs that were significant to the estimate of fair value.

Real estate owned and loans receivable that have been subject to fair value measurement requirements are evaluated on a quarterly basis in accordance with policies and procedures that were designed to be in compliance with guidance from the Company’s regulators. These policies and procedures govern the frequency of the review, the use of acceptable valuation methods, and the consideration of estimated selling costs.

The following table presents additional information about significant unobservable inputs used in the valuation of assets measured at fair value on a nonrecurring basis that were categorized in Level 3 of the fair value hierarchy as of December 31, 2012 (dollars in thousands):

	Unobservable Inputs	Average	Range
One- to four-family	Appraised value	$371	$6-$3,025
Home equity	Appraised value	$276	$9-$1,900
Real estate owned	Appraised value	$329	$1-$3,100

Recurring and Nonrecurring Fair Value Measurements

Assets and liabilities measured at fair value at December 31, 2012 and 2011 are summarized in the following tables (dollars in thousands):

	Level 1	Level 2	Level 3	Total Fair Value
December 31, 2012:
Recurring fair value measurements:
Assets
Trading securities	$100,259	$1,011	$—	$101,270
Available-for-sale securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	—	12,097,298	—	12,097,298
Non-agency CMOs	—	185,668	49,495	235,163

Total residential mortgage-backed securities	—	12,282,966	49,495	12,332,461

Investment securities:
Agency debentures	—	527,996	—	527,996
Agency debt securities	—	546,762	—	546,762
Municipal bonds	—	31,346	—	31,346
Corporate bonds	—	4,455	—	4,455

Total investment securities	—	1,110,559	—	1,110,559

Total available-for-sale securities	—	13,393,525	49,495	13,443,020

Other assets:
Derivative assets(1)	—	14,890	—	14,890
Deposits with clearing organizations(2)	32,000	—	—	32,000

Total other assets measured at fair value on a recurring basis	32,000	14,890	—	46,890

Total assets measured at fair value on a recurring basis(3)	$132,259	$13,409,426	$49,495	$13,591,180

Liabilities
Derivative liabilities(1)	$—	$328,504	$—	$328,504
Securities sold, not yet purchased	87,088	489	—	87,577

Total liabilities measured at fair value on a recurring basis(3)	$87,088	$328,993	$—	$416,081

Nonrecurring fair value measurements:(4)
Loans receivable:
One- to four-family	$—	$—	$752,008	$752,008
Home equity	—	—	90,663	90,663

Total loans receivable	—	—	842,671	842,671
REO	—	—	75,885	75,885

Total assets measured at fair value on a nonrecurring basis	$—	$—	$918,556	$918,556

(1)

The majority of derivative assets and liabilities are interest rate contracts. Information related to derivative instruments is detailed in Note 6—Accounting for Derivative Instruments and Hedging Activities.

(2)	Represents U.S. Treasury securities held by a broker-dealer subsidiary.
(3)	Assets and liabilities measured at fair value on a recurring basis represented 29% and 1% of the Company’s total assets and total liabilities, respectively.
(4)

Represents the fair value of assets prior to deducting estimated selling costs that were carried on the consolidated balance sheet as of December 31, 2012, and for which a fair value measurement was recorded during the period.

	Level 1	Level 2	Level 3	Total Fair Value
December 31, 2011:
Recurring fair value measurements:
Assets
Trading securities	$53,025	$1,347	$—	$54,372
Available-for-sale securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	—	13,965,712	—	13,965,712
Non-agency CMOs	—	244,447	97,106	341,553

Total residential mortgage-backed securities	—	14,210,159	97,106	14,307,265

Investment securities:
Agency debentures	—	731,280	—	731,280
Agency debt securities	—	554,194	—	554,194
Municipal bonds	—	41,069	—	41,069
Corporate bonds	—	17,685	—	17,685

Total investment securities	—	1,344,228	—	1,344,228

Total available-for-sale securities	—	15,554,387	97,106	15,651,493

Other assets:
Derivative assets(1)	—	66,534	—	66,534

Total assets measured at fair value on a recurring basis(2)	$53,025	$15,622,268	$97,106	$15,772,399

Liabilities
Derivative liabilities(1)	$—	$358,203	$—	$358,203
Securities sold, not yet purchased	48,185	86	—	48,271

Total liabilities measured at fair value on a recurring basis(2)	$48,185	$358,289	$—	$406,474

Nonrecurring fair value measurements:(3)
Loans receivable:
One- to four-family	$—	$—	$823,338	$823,338
Home equity	—	—	61,163	61,163

Total loans receivable	—	—	884,501	884,501
REO	—	—	81,505	81,505

Total assets measured at fair value on a nonrecurring basis	$—	$—	$966,006	$966,006

(1)	All derivative assets and liabilities are interest rate contracts. Information related to derivative instruments is detailed in Note 6—Accounting for Derivative Instruments and Hedging Activities.
(2)	Assets and liabilities measured at fair value on a recurring basis represented 33% and less than 1% of the Company’s total assets and total liabilities, respectively.
(3)

Represents the fair value of assets prior to deducting estimated selling costs that were carried on the consolidated balance sheet as of December 31, 2011, and for which a fair value measurement was recorded during the period.

The following table presents the losses associated with the assets measured at fair value on a nonrecurring basis during the years ended December 31, 2012, 2011 and 2010 (dollars in thousands):

	December 31,
	2012	2011	2010
One- to four-family	$193,250	$221,717	$291,351
Home equity	291,316	112,426	152,386

Total losses on loans receivable measured at fair value	$484,566	$334,143	$443,737

Losses on REO measured at fair value	$12,068	$27,582	$41,203

Transfers Between Levels 1 and 2

For assets and liabilities measured at fair value on a recurring basis, the Company’s transfers between levels of the fair value hierarchy are deemed to have occurred at the beginning of the reporting period on a quarterly basis. The Company’s transfers of securities owned and securities sold, not yet purchased between Level 1 and 2 are generally driven by trading activities of those securities during the period. The Company had no material transfers between Level 1 and 2 during the year ended December 31, 2012.

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

The following tables present additional information about Level 3 assets and liabilities measured at fair value on a recurring basis for the years ended December 31, 2012, 2011 and 2010 (dollars in thousands):

Available-for-sale Securities
Non-agency CMOs
Opening balance, January 1, 2012	$97,106
Losses recognized in earnings(1)	(12,809)
Net gains recognized in other comprehensive income(2)	17,917
Sales	(68,116)
Settlements	(22,677)
Transfers in to Level 3(3)(4)	210,819
Transfers out of Level 3(3)(5)	(172,745)

Closing balance, December 31, 2012	$49,495

(1)	Losses recognized in earnings were related to instruments held at December 31, 2012 and are reported in the net impairment line item.
(2)	Net gains recognized in other comprehensive income are reported in the net change from available-for-sale securities line item.
(3)	The Company’s transfers in and out of Level 3 are as of the beginning of the reporting period on a quarterly basis.
(4)	Non-agency CMOs transferred in to Level 3 due to a lack of observable market data, resulting from a decrease in market activity for the securities.
(5)	Non-agency CMOs transferred out of Level 3 because observable market data became available for those securities.

		Available-for-sale Securities
	Trading Securities	Non-agency CMOs
Opening balance, January 1, 2011	$630	$195,220
Net losses recognized in earnings(1)	(1,560)	(7,898)
Net gains recognized in other comprehensive income(2)	—	16,089
Sales	(6,299)	—
Settlements	(1,700)	(28,205)
Transfers in to Level 3(3)(4)	8,929	254,637
Transfers out of Level 3(3)(5)	—	(332,737)

Closing balance, December 31, 2011	$—	$97,106

(1)	The majority of net losses recognized in earnings were related to instruments held at December 31, 2011 and are reported in the net impairment line item.
(2)	Net gains recognized in other comprehensive income are reported in the net change from available-for-sale securities line item.

(3)	The Company’s transfers in and out of Level 3 are as of the beginning of the reporting period on a quarterly basis.
(4)	Non-agency CMOs transferred in to Level 3 due to a lack of observable market data, resulting from a decrease in market activity for the securities.
(5)	Non-agency CMOs transferred out of Level 3 because observable market data became available for those securities.

		Available-for-sale Securities
	Trading Securities	Agency Mortgage-backed Securities and CMOs	Non-agency CMOs	Corporate Investments
Opening balance, January 1, 2010	$1,491	$17,972	$234,629	$173
Net losses recognized in earnings(1)	(938)	—	(35,799)	—
Net gains (losses) recognized in other comprehensive loss(2)	—	—	80,695	(9)
Purchases, sales, and other settlements and issuances, net	77	—	(32,520)	(119)
Transfers in to Level 3(3)(4)	—	—	139,088	—
Transfers out of Level 3(3)(5)	—	(17,972)	(190,873)	(45)

Closing balance, December 31, 2010	$630	$—	$195,220	$—

(1)	The majority of net losses recognized in earnings were related to instruments held at December 31, 2010 and are reported in the net impairment line item.
(2)	The majority of net gains (losses) recognized in other comprehensive loss are reported in the net change from available-for-sale securities line item.
(3)	The Company’s transfers in and out of Level 3 are as of the beginning of the reporting period on a quarterly basis.
(4)	Non-agency CMOs transferred in to Level 3 due to a lack of observable market data, resulting from a decrease in market activity for the securities.
(5)	Non-agency CMOs transferred out of Level 3 because observable market data became available for those securities.

The Company’s transfers of certain non-agency CMOs in and out of Level 3 are generally driven by changes in price transparency for the securities. Financial instruments for which actively quoted prices or pricing parameters are available will have a higher degree of price transparency than financial instruments that are thinly traded or not quoted. As of December 31, 2012, less than 1% of the Company’s total assets and none of its total liabilities represented instruments measured at fair value on a recurring basis categorized as Level 3.

Fair Value of Financial Instruments Not Carried at Fair Value

The following table summarizes the carrying values, fair values and fair value hierarchy level classification of financial instruments that are not carried at fair value on the consolidated balance sheet at December 31, 2012 and 2011 (dollars in thousands):

	December 31, 2012
	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash and equivalents	$2,761,494	$2,761,494	$—	$—	$2,761,494
Cash required to be segregated under federal or other regulations	$376,898	$376,898	$—	$—	$376,898
Held-to-maturity securities:
Agency mortgage-backed securities and CMOs	$7,887,555	$—	$8,182,064	$—	$8,182,064
Agency debentures	163,434	—	169,769	—	169,769
Agency debt securities	1,488,959	—	1,558,663	—	1,558,663

Total held-to-maturity securities	$9,539,948	$—	$9,910,496	$—	$9,910,496

Margin receivables	$5,804,041	$—	$5,804,041	$—	$5,804,041
Loans receivable, net:
One- to four-family	$5,281,702	$—	$—	$4,561,821	$4,561,821
Home equity	4,002,486	—	—	3,551,357	3,551,357
Consumer and other	814,535	—	—	838,721	838,721

Total loans receivable, net(1)	$10,098,723	$—	$—	$8,951,899	$8,951,899

Investment in FHLB stock	$67,400	$—	$—	$67,400	$67,400
Liabilities
Deposits	$28,392,552	$—	$28,394,440	$—	$28,394,440
Securities sold under agreements to repurchase	$4,454,661	$—	$4,493,463	$—	$4,493,463
Customer payables	$4,964,922	$—	$4,964,922	$—	$4,964,922
FHLB advances and other borrowings	$1,260,916	$—	$926,750	$196,765	$1,123,515
Corporate debt	$1,764,982	$—	$1,837,736	$—	$1,837,736

(1)

The carrying value of loans receivable, net includes the allowance for loan loss of $480.7 million and the loans receivable that are valued at fair value on a nonrecurring basis as of December 31, 2012.

	December 31, 2011(2)
	Carrying Value	Fair Value
Assets
Held-to-maturity securities	$6,079,512	$6,282,989
Loans receivable, net(1)	$12,332,807	$11,142,297
Liabilities
Deposits	$26,459,985	$26,473,902
Securities sold under agreements to repurchase	$5,015,499	$5,075,415
FHLB advances and other borrowings	$2,736,935	$2,671,877
Corporate debt	$1,493,552	$1,760,564

(1)

The carrying value of loans receivable, net includes the allowance for loan losses of $822.8 million and the loans receivable that are valued at fair value on a nonrecurring basis as of December 31, 2011.

(2)

Certain disclosures are not presented for periods prior to the adoption date as the amended fair value measurement disclosure guidance for certain items was not adopted by the Company until January 1, 2012.

The fair value measurement techniques for financial instruments not carried at fair value on the consolidated balance sheet at December 31, 2012 and 2011 are summarized as follows:

Cash and equivalents, cash required to be segregated under federal or other regulations, margin receivables and customer payables—Fair value is estimated to be carrying value.

Investment in FHLB stock—FHLB stock is carried at cost, which is considered to be a reasonable estimate of fair value.

Held-to-maturity securities—The held-to-maturity securities portfolio included agency mortgage-backed securities and CMOs, agency debentures, and agency debt securities. The fair value of agency mortgage-backed securities is determined using market and income approaches with quoted market prices, recent market transactions and spread data for similar instruments. The fair value of agency CMOs and agency debt securities is determined using market and income approaches with the Company’s own trading activities for identical or similar instruments. The fair value of agency debentures is based on quoted market prices that were derived from assumptions observable in the marketplace.

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

Fair Value of Commitments and Contingencies

In the normal course of business, the Company makes various commitments to extend credit and incur contingent liabilities that are not reflected in the consolidated balance sheet. Changes in the economy or interest rates may influence the impact that these commitments and contingencies have on the Company in the future. The Company does not estimate the fair value of those commitments. The Company has the right to cancel these commitments in certain circumstances and has closed a significant amount of customer home equity lines of credit in the past five years. As of December 31, 2012, the Company had $0.6 billion of unfunded commitments to extend credit. Information related to such commitments and contingent liabilities is detailed in Note 19—Commitments, Contingencies and Other Regulatory Matters.

NOTE 4—AVAILABLE-FOR-SALE AND HELD-TO-MATURITY SECURITIES

The amortized cost basis and fair value of available-for-sale and held-to-maturity securities at December 31, 2012 and 2011 are shown in the following tables (dollars in thousands):

	Amortized Cost	Gross Unrealized / Unrecognized Gains	Gross Unrealized / Unrecognized Losses	Fair Value
December 31, 2012:
Available-for-sale securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$11,881,185	$232,905	$(16,792)	$12,097,298
Non-agency CMOs	260,064	4,362	(29,263)	235,163

Total residential mortgage-backed securities	12,141,249	237,267	(46,055)	12,332,461

Investment securities:
Agency debentures	515,990	12,434	(428)	527,996
Agency debt securities	525,408	21,354	—	546,762
Municipal bonds	30,235	1,111	—	31,346
Corporate bonds	5,478	—	(1,023)	4,455

Total investment securities	1,077,111	34,899	(1,451)	1,110,559

Total available-for-sale securities	$13,218,360	$272,166	$(47,506)	$13,443,020

Held-to-maturity securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$7,887,555	$301,686	$(7,177)	$8,182,064
Investment securities:
Agency debentures	163,434	6,335	—	169,769
Agency debt securities	1,488,959	69,705	(1)	1,558,663

Total investment securities	1,652,393	76,040	(1)	1,728,432

Total held-to-maturity securities	$9,539,948	$377,726	$(7,178)	$9,910,496

December 31, 2011:
Available-for-sale securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$13,772,134	$203,541	$(9,963)	$13,965,712
Non-agency CMOs	422,568	3,331	(84,346)	341,553

Total residential mortgage-backed securities	14,194,702	206,872	(94,309)	14,307,265

Investment securities:
Agency debentures	743,246	—	(11,966)	731,280
Agency debt securities	541,038	13,654	(498)	554,194
Municipal bonds	42,325	261	(1,517)	41,069
Corporate bonds	25,357	—	(7,672)	17,685

Total investment securities	1,351,966	13,915	(21,653)	1,344,228

Total available-for-sale securities	$15,546,668	$220,787	$(115,962)	$15,651,493

Held-to-maturity securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$5,296,520	$162,975	$(1,545)	$5,457,950
Investment securities:
Agency debentures	163,412	5,764	—	169,176
Agency debt securities	619,580	36,283	—	655,863

Total investment securities	782,992	42,047	—	825,039

Total held-to-maturity securities	$6,079,512	$205,022	$(1,545)	$6,282,989

Contractual Maturities

The contractual maturities of all available-for-sale and held-to-maturity debt securities at December 31, 2012 are shown below (dollars in thousands):

	Amortized Cost	Fair Value
Available-for-sale securities:
Due within one to five years	$66,610	$68,642
Due within five to ten years	1,073,338	1,102,366
Due after ten years	12,078,412	12,272,012

Total available-for-sale securities	$13,218,360	$13,443,020

Held-to-maturity securities:
Due within one to five years	$322,665	$336,188
Due within five to ten years	2,895,625	3,082,544
Due after ten years	6,321,658	6,491,764

Total held-to-maturity securities	$9,539,948	$9,910,496

The Company pledged $2.4 billion and $3.9 billion at December 31, 2012 and 2011, respectively, of available-for-sale securities and $2.9 billion and $2.1 billion at December 31, 2012 and 2011, respectively, of held-to-maturity securities as collateral for federal reserves, repurchase agreements and other purposes.

Investments with Unrecognized or Unrealized Losses

The following tables show the fair value and unrealized or unrecognized losses on available-for-sale and held-to-maturity securities, aggregated by investment category, and the length of time that individual securities have been in a continuous unrealized or unrecognized loss position at December 31, 2012 and 2011 (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized / Unrecognized Losses	Fair Value	Unrealized / Unrecognized Losses	Fair Value	Unrealized / Unrecognized Losses
December 31, 2012:
Available-for-sale securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$2,588,947	$(16,680)	$16,337	$(112)	$2,605,284	$(16,792)
Non-agency CMOs	—	—	198,635	(29,263)	198,635	(29,263)
Investment securities:
Agency debentures	62,786	(428)	—	—	62,786	(428)
Corporate bonds	—	—	4,455	(1,023)	4,455	(1,023)

Total temporarily impaired available-for-sale securities	$2,651,733	$(17,108)	$219,427	$(30,398)	$2,871,160	$(47,506)

Held-to-maturity securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$1,240,008	$(6,937)	$2,427	$(240)	$1,242,435	$(7,177)
Agency debt securities	84	(1)	—	—	84	(1)

Total temporarily impaired held-to-maturity securities	$1,240,092	$(6,938)	$2,427	$(240)	$1,242,519	$(7,178)

December 31, 2011:
Available-for-sale securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$1,314,331	$(4,014)	$647,144	$(5,949)	$1,961,475	$(9,963)
Non-agency CMOs	4,336	(355)	321,932	(83,991)	326,268	(84,346)
Investment securities:
Agency debentures	731,280	(11,966)	—	—	731,280	(11,966)
Agency debt securities	37,296	(498)	—	—	37,296	(498)
Municipal bonds	—	—	20,598	(1,517)	20,598	(1,517)
Corporate bonds	—	—	17,685	(7,672)	17,685	(7,672)

Total temporarily impaired available-for-sale securities	$2,087,243	$(16,833)	$1,007,359	$(99,129)	$3,094,602	$(115,962)

Held-to-maturity securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$343,340	$(1,192)	$42,445	$(353)	$385,785	$(1,545)

Total temporarily impaired held-to-maturity securities	$343,340	$(1,192)	$42,445	$(353)	$385,785	$(1,545)

The Company does not believe that any individual unrealized loss in the available-for-sale or unrecognized loss in the held-to-maturity portfolio as of December 31, 2012 represents a credit loss. The credit loss component is the difference between the security’s amortized cost basis and the present value of its expected future cash flows, and is recognized in earnings. The noncredit loss component is the difference between the present value of its expected future cash flows and the fair value and is recognized through other comprehensive income (loss). The Company assessed whether it intends to sell, or whether it is more likely than not that the Company will be required to sell a security before recovery of its amortized cost basis. For debt securities that are considered other-than-temporarily impaired and that the Company does not intend to sell as of the balance sheet date and will not be required to sell prior to recovery of its amortized cost basis, the Company determines the amount of the impairment that is related to credit and the amount due to all other factors.

The majority of the unrealized or unrecognized losses on mortgage-backed securities are attributable to changes in interest rates and a re-pricing of risk in the market. Agency mortgage-backed securities and CMOs, agency debentures and agency debt securities are guaranteed by U.S. government sponsored and federal agencies. Municipal bonds and corporate bonds are evaluated by reviewing the credit-worthiness of the issuer and general market conditions. The Company does not intend to sell the securities in an unrealized or unrecognized loss position as of the balance sheet date and it is not more likely than not that the Company will be required to sell the debt securities before the anticipated recovery of its remaining amortized cost of the securities in an unrealized or unrecognized loss position at December 31, 2012.

The majority of the Company’s available-for-sale and held-to-maturity portfolio consists of residential mortgage-backed securities. For residential mortgage-backed securities, the Company calculates the credit portion of OTTI by comparing the present value of the expected future cash flows with the amortized cost basis of the security. The expected future cash flows are determined using the remaining contractual cash flows adjusted for future credit losses. The estimate of expected future credit losses includes the following assumptions: 1) expected default rates based on current delinquency trends, foreclosure statistics of the underlying mortgages and loan documentation type; 2) expected loss severity based on the underlying loan characteristics, including loan-to-value, origination vintage and geography; and 3) expected loan prepayments and principal reduction based on current experience and existing market conditions that may impact the future rate of prepayments. The expected cash flows of the security are then discounted at the interest rate used to recognize interest income on the security to arrive at the present value amount. The following table presents a summary of the significant inputs considered for securities that were other-than-temporarily impaired as of December 31, 2012:

	December 31, 2012
	Weighted Average	Range
Default rate(1)	4%	1%	- 24%
Loss severity	48%	30%	- 70%
Prepayment rate	7%	2%	- 15%

(1)	Represents the expected default rate for the next twelve months.

The following table presents a roll forward of the credit loss component of the amortized cost of debt securities that have noncredit loss recognized in other comprehensive income (loss) and credit loss recognized in earnings for the years ended December 31, 2012, 2011 and 2010 (dollars in thousands):

	Year Ended December 31,
	2012	2011	2010
Credit loss balance, beginning of period	$202,945	$188,038	$150,372
Additions:
Initial credit impairment	987	61	1,642
Subsequent credit impairment	15,938	14,846	36,024
Securities sold	(33,148)	—	—

Credit loss balance, end of period	$186,722	$202,945	$188,038

Within the securities portfolio, the highest concentration of credit risk is the non-agency CMO portfolio. As of December 31, 2012, the Company held approximately $179.9 million in amortized cost of non-agency CMO securities that had been other-than-temporarily impaired as a result of deterioration in the expected credit performance of the underlying loans in the securities. The following table shows the components of net impairment for the periods presented (dollars in thousands):

	Year Ended December 31,
	2012	2011	2010
Other-than-temporary impairment (“OTTI”)	$(19,799)	$(9,190)	$(41,510)
Less: noncredit portion of OTTI recognized into (out of) other comprehensive income (loss) (before tax)	2,874	(5,717)	3,840

Net impairment	$(16,925)	$(14,907)	$(37,670)

Gains on Loans and Securities, Net

The detailed components of the gains on loans and securities, net line item on the consolidated statement of income (loss) for the years ended December 31, 2012, 2011 and 2010 are as follows (dollars in thousands):

	Year Ended December 31,
	2012	2011	2010
Gains on loans, net	$588	$146	$6,266
Gains on securities, net
Gains on available-for-sale securities and other investments	212,323	124,360	160,952
Losses on available-for-sale securities and other investments	(5,059)	—	(187)
Gains (losses) on trading securities, net	(306)	(1,883)	162
Hedge ineffectiveness	(7,180)	(2,390)	(981)

Gains on securities, net	199,778	120,087	159,946

Gains on loans and securities, net	$200,366	$120,233	$166,212

NOTE 5—LOANS RECEIVABLE, NET

Loans receivable, net at December 31, 2012 and 2011 are summarized as follows (dollars in thousands):

	December 31,
	2012	2011
One- to four-family	$5,442,174	$6,615,808
Home equity	4,223,461	5,328,657
Consumer and other	844,942	1,113,257

Total loans receivable	10,510,577	13,057,722
Unamortized premiums, net	68,897	97,901
Allowance for loan losses	(480,751)	(822,816)

Total loans receivable, net	$10,098,723	$12,332,807

At December 31, 2012, we pledged $8.2 billion and $0.8 billion of loans as collateral to the FHLB and Federal Reserve Bank, respectively. At December 31, 2011, we pledged $10.0 billion and $1.0 billion of loans as collateral to the FHLB and Federal Reserve Bank, respectively. Additionally, the Company’s entire loans receivable portfolio was serviced by other companies at December 31, 2012 and 2011.

The following table represents the breakdown of the total recorded investment in loans receivable and allowance for loan losses by loans that have been collectively evaluated for impairment and those that have been individually evaluated for impairment December 31, 2012 and 2011 (dollars in thousands):

	Recorded Investment		Allowance for Loan Losses
	December 31,		December 31,
	2012	2011	2012	2011
Loans collectively evaluated for impairment	$9,073,326	$11,736,731	$309,377	$502,673
Loans individually evaluated for impairment (TDRs)	1,506,148	1,418,892	171,374	320,143

Total recorded investment in loans receivable	$10,579,474	$13,155,623	$480,751	$822,816

Credit Quality

The Company tracks and reviews factors to predict and monitor credit risk in its mortgage loan portfolio on an ongoing basis. These factors include: loan type, estimated current LTV/CLTV ratios, delinquency history, documentation type, borrowers’ current credit scores, housing prices, loan acquisition channel, loan vintage and geographic location of the property. In economic conditions in which housing prices generally appreciate, the Company believes that loan type, LTV/CLTV ratios, documentation type and credit scores are the key factors in determining future loan performance. In a housing market with declining home prices and less credit available for refinance, the Company believes the LTV/CLTV ratio becomes a more important factor in predicting and monitoring credit risk. The factors are updated on at least a quarterly basis. The Company tracks and reviews delinquency status to predict and monitor credit risk in the consumer and other loan portfolio on at least a quarterly basis.

The home equity loan portfolio is primarily second lien loans on residential real estate properties, which have a higher level of credit risk than first lien mortgage loans. Approximately 15% of the home equity portfolio was in the first lien position as of December 31, 2012. The Company holds both the first and second lien positions in less than 1% of the home equity loan portfolio. The home equity loan portfolio consists of approximately 21% of home equity installment loans and approximately 79% of home equity lines of credit.

Home equity installment loans are primarily fixed rate and fixed term, fully amortizing loans that do not offer the option of an interest-only payment. Home equity lines of credit convert to amortizing loans at the end of the draw period, which ranges from five to ten years. At December 31, 2012, the vast majority of the home equity line of credit portfolio had not converted from the interest-only draw period to an amortizing loan. In addition, approximately 80% of the home equity line of credit portfolio will not begin amortizing until after 2014. The following table outlines when home equity lines of credit convert to amortizing for the home equity line of credit portfolio as of December 31, 2012:

Period of Conversion to Amortizing Loan	% of Home Equity Line of Credit Portfolio
Already amortizing	9%
Year ending December 31, 2013	4%
Year ending December 31, 2014	7%
Year ending December 31, 2015	26%
Year ending December 31, 2016	41%
Year ending December 31, 2017	13%

The following tables show the distribution of the Company’s mortgage loan portfolios by credit quality indicator at December 31, 2012 and 2011 (dollars in thousands):

	One- to Four-Family		Home Equity
	December 31,		December 31,
Current LTV/CLTV (1)	2012	2011	2012	2011
<=80%	$1,324,167	$1,596,299	$927,559	$1,168,851
80%-100%	1,404,415	1,716,799	776,199	967,945
100%-120%	1,231,448	1,527,266	932,033	1,191,862
>120%	1,482,144	1,775,444	1,587,670	1,999,999

Total mortgage loans receivable	$5,442,174	$6,615,808	$4,223,461	$5,328,657

Average estimated current LTV/CLTV (2)	108.1%	106.7%	113.8%	112.1%
Average LTV/CLTV at loan origination (3)	71.2%	71.0%	79.4%	79.2%

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

(3)	Average LTV/CLTV at loan origination calculations are based on LTV/CLTV at time of purchase for one- to four-family purchased loans and undrawn balances for home equity loans.

	One- to Four-Family		Home Equity
	December 31,		December 31,
Documentation Type	2012	2011	2012	2011
Full documentation	$2,317,933	$2,845,571	$2,166,554	$2,699,164
Low/no documentation	3,124,241	3,770,237	2,056,907	2,629,493

Total mortgage loans receivable	$5,442,174	$6,615,808	$4,223,461	$5,328,657

	One- to Four-Family		Home Equity
	December 31,		December 31,
Current FICO (1)	2012	2011	2012	2011
>=720	$2,819,541	$3,557,576	$2,238,296	$2,780,163
719 - 700	498,057	585,188	417,926	497,680
699 - 680	425,474	448,651	345,771	408,804
679 - 660	347,219	385,051	279,765	325,777
659 - 620	494,021	525,878	370,282	447,908
<620	857,862	1,113,464	571,421	868,325

Total mortgage loans receivable	$5,442,174	$6,615,808	$4,223,461	$5,328,657

(1)

FICO scores are updated on a quarterly basis; however, as of December 31, 2012 and 2011, there were some loans for which the updated FICO scores were not available. The current FICO distribution as of December 31, 2012 included original FICO scores for approximately $121 million and $20 million of one- to four-family and home equity loans, respectively. The current FICO distribution as of December 31, 2011 included original FICO scores for approximately $153 million and $30 million of one- to four-family and home equity loans, respectively.

	One- to Four-Family		Home Equity
	December 31,		December 31,
Acquisition Channel	2012	2011	2012	2011
Purchased from a third party	$4,484,322	$5,420,858	$3,723,238	$4,669,551
Originated by the Company	957,852	1,194,950	500,223	659,106

Total mortgage loans receivable	$5,442,174	$6,615,808	$4,223,461	$5,328,657

	One- to Four-Family		Home Equity
	December 31,		December 31,
Vintage Year	2012	2011	2012	2011
2003 and prior	$190,407	$239,868	$218,182	$302,606
2004	514,283	620,464	359,737	472,935
2005	1,095,047	1,377,748	1,131,341	1,387,044
2006	2,123,395	2,528,558	1,962,946	2,479,969
2007	1,515,020	1,841,097	542,203	674,742
2008	4,022	8,073	9,052	11,361

Total mortgage loans receivable	$5,442,174	$6,615,808	$4,223,461	$5,328,657

Average age of mortgage loans receivable (years)	6.7	5.7	6.9	5.9

	One- to Four-Family		Home Equity
	December 31,		December 31,
Geographic Location	2012	2011	2012	2011
California	$2,568,709	$3,096,028	$1,333,317	$1,690,319
New York	386,380	488,209	313,148	387,038
Florida	368,319	458,219	298,860	377,754
Virginia	235,019	280,772	192,143	234,140
Other states	1,883,747	2,292,580	2,085,993	2,639,406

Total mortgage loans receivable	$5,442,174	$6,615,808	$4,223,461	$5,328,657

Delinquent Loans

The following table shows total loans receivable by delinquency category as of December 31, 2012 and 2011 (dollars in thousands):

	Current	30-89 Days Delinquent	90-179 Days Delinquent	180+ Days Delinquent	Total
December 31, 2012
One- to four-family	$4,834,915	$233,796	$94,652	$278,811	$5,442,174
Home equity	4,028,936	89,347	64,239	40,939	4,223,461
Consumer and other	819,468	19,101	6,178	195	844,942

Total loans receivable	$9,683,319	$342,244	$165,069	$319,945	$10,510,577

December 31, 2011
One- to four-family	$5,726,745	$294,769	$136,238	$458,056	$6,615,808
Home equity	5,016,568	154,638	99,657	57,794	5,328,657
Consumer and other	1,091,010	17,715	4,102	430	1,113,257

Total loans receivable	$11,834,323	$467,122	$239,997	$516,280	$13,057,722

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

Nonperforming Loans

The Company classifies loans as nonperforming when they are no longer accruing interest. Nonaccrual loans include loans that are 90 days and greater past due, TDRs that are on nonaccrual status for all classes of loans and certain junior liens that have a delinquent senior lien. As of December 31, 2012, the Company had nonaccrual loans of $639.1 million, $247.5 million and $6.4 million for one- to four-family, home equity and consumer and other loans, respectively. As of December 31, 2011, the Company had nonaccrual loans of $930.2 million, $281.4 million and $4.5 million for one- to four-family, home equity and consumer and other loans, respectively.

Allowance for Loan Losses

The following table provides a roll forward by loan portfolio of the allowance for loan losses for the years ended December 31, 2012, 2011 and 2010 (dollars in thousands):

	Year Ended December 31, 2012
	One- to Four-Family	Home Equity	Consumer and Other	Total
Allowance for loan losses, beginning of period	$314,187	$463,288	$45,341	$822,816
Provision for loan losses	50,402	271,030	33,205	354,637
Charge-offs	(189,918)	(517,223)	(51,060)	(758,201)
Recoveries	9,266	40,238	11,995	61,499

Charge-offs, net	(180,652)	(476,985)	(39,065)	(696,702)

Allowance for loan losses, end of period	$183,937	$257,333	$39,481	$480,751

	Year Ended December 31, 2011
	One- to Four-Family	Home Equity	Consumer and Other	Total
Allowance for loan losses, beginning of period	$389,594	$576,089	$65,486	$1,031,169
Provision for loan losses	132,655	286,396	21,563	440,614
Charge-offs	(228,857)	(457,302)	(59,290)	(745,449)
Recoveries	20,795	58,105	17,582	96,482

Charge-offs, net	(208,062)	(399,197)	(41,708)	(648,967)

Allowance for loan losses, end of period	$314,187	$463,288	$45,341	$822,816

	Year Ended December 31, 2010
	One- to Four-Family	Home Equity	Consumer and Other	Total
Allowance for loan losses, beginning of period	$489,887	$620,067	$72,784	$1,182,738
Provision for loan losses	202,302	529,461	47,649	779,412
Charge-offs	(302,595)	(600,035)	(80,359)	(982,989)
Recoveries	—	26,596	25,412	52,008

Charge-offs, net	(302,595)	(573,439)	(54,947)	(930,981)

Allowance for loan losses, end of period	$389,594	$576,089	$65,486	$1,031,169

During the year ended December 31, 2012, the allowance for loan losses decreased by $342.1 million from $822.8 million at December 31, 2011. As a result of the evaluation of certain programs and practices discussed above, loan modification policies and procedures were aligned with the guidance from the OCC. The review resulted in a significant increase in charge-offs during the first quarter of 2012. The majority of the losses associated with these charge-offs were previously reflected in the specific valuation allowance and qualitative component of the general allowance for loan losses.

The Company utilizes third party loan servicers to obtain bankruptcy data on our borrowers and during the third quarter of 2012, the Company identified an increase in bankruptcies reported by one specific servicer. In researching this increase, it was discovered that the servicer had not been reporting historical bankruptcy data on a timely basis. As a result, the Company implemented an enhanced procedure around all servicer reporting to corroborate bankruptcy reporting with independent third party data. Through this additional process, approximately $90 million of loans were identified in which servicers failed to report the bankruptcy filing to us. As a result, these loans were written down to the estimated current value of the underlying property less estimated selling costs, or approximately $40 million, during the third quarter of 2012. These newly identified bankruptcy filings resulted in an increase to net charge-offs and provision for loan losses of $50 million for the year ended December 31, 2012, with approximately 80% related to prior years.

During the years ended December 31, 2012, 2011 and 2010, the Company agreed to settlements with five particular originators specific to loans sold to the Company by those originators. One-time payments were made to the Company to satisfy in full all pending and future repurchase requests with those specific originators. During the years ended December 31, 2012, 2011 and 2010, the Company applied $11.2 million, $46.0 million and $24.6 million, respectively, as recoveries to the allowance for loan losses, resulting in a corresponding reduction in net charge-offs as well as provision for loan losses.

Impaired Loans—Troubled Debt Restructurings

TDRs include loan modifications completed under the Company’s programs that involve granting an economic concession to a borrower experiencing financial difficulty. Beginning in the fourth quarter of December 31, 2012, loans that have been charged off based on the estimated current value of the underlying property less estimated selling costs due to bankruptcy notification were also considered TDRs. Upon being classified as a TDR, such loan is categorized as an impaired loan and is considered impaired until maturity regardless of whether the borrower performs under the terms of the loan. Impairment on TDRs is measured on an individual basis.

TDR loan modifications are accounted for as nonaccrual loans at the time of modification and return to accrual status after six consecutive payments are made in accordance with the modified terms. TDRs are classified as nonperforming until six consecutive payments have been made.

The unpaid principal balance in one- to four-family TDRs was $1.2 billion and $968.2 million at December 31, 2012 and 2011, respectively. For home equity loans, the recorded investment in TDRs represents the unpaid principal balance. As of December 31, 2012 the Company had $216.6 million recorded investment of TDRs that had been charged-off due to bankruptcy notification, $119.2 million of which were classified as performing.

The following table shows a summary of the Company’s recorded investment in TDRs that were on accrual and nonaccrual status, in addition to the recorded investment of TDRs as of December 31, 2012 and 2011 (dollars in thousands):

		Nonaccrual TDRs
	Accrual TDRs(1)	Current(2)	30-89 Days Delinquent	90+ Days Delinquent	Recorded Investment in TDRs
December 31, 2012
One- to four-family	$785,199	$142,373	$118,834	$182,719	$1,229,125
Home equity	196,199	35,750	17,634	27,440	277,023

Total	$981,398	$178,123	$136,468	$210,159	$1,506,148

December 31, 2011
One- to four-family	$516,314	$250,989	$88,195	$117,455	$972,953
Home equity	279,031	72,578	51,433	42,897	445,939

Total	$795,345	$323,567	$139,628	$160,352	$1,418,892

(1)	Represents TDRs that are current and have made six or more consecutive payments.
(2)	Represents TDRs that are current but have not yet made six consecutive payments and certain junior lien TDRs that have a delinquent senior lien.

The following table shows the average recorded investment and interest income recognized both on a cash and accrual basis for the Company’s TDRs during the years ended December 31, 2012 and 2011 (dollars in thousands):

	Average Recorded Investment			Interest Income Recognized
	December 31,			December 31,
	2012	2011	2010	2012	2011	2010
One- to four-family	$1,054,304	$770,943	$399,306	$31,109	$27,034	$13,498
Home equity	296,760	455,422	460,892	11,559	9,981	5,209

Total	$1,351,064	$1,226,365	$860,198	$42,668	$37,015	$18,707

Included in the allowance for loan losses was a specific allowance of $171.4 million and $320.1 million that was established for TDRs at December 31, 2012 and 2011, respectively. The specific allowance for these individually impaired loans represents the forecasted losses over the estimated remaining life of the loan, including the economic concession to the borrower. The following table shows detailed information related to the Company’s loans that were modified in a TDR as of December 31, 2012 and 2011 (dollars in thousands):

	December 31, 2012			December 31, 2011
	Recorded Investment in TDRs	Specific Valuation Allowance	Net Investment in TDRs	Recorded Investment in TDRs	Specific Valuation Allowance	Net Investment in TDRs
With a recorded allowance:
One- to four-family	$503,557	$89,684	$413,873	$557,297	$101,188	$456,109
Home equity	$185,133	$81,690	$103,443	$424,834	$218,955	$205,879
Without a recorded allowance:(1)
One- to four-family	$725,568	$—	$725,568	$415,656	$—	$415,656
Home equity	$91,890	$—	$91,890	$21,105	$—	$21,105
Total:
One- to four-family	$1,229,125	$89,684	$1,139,441	$972,953	$101,188	$871,765
Home equity	$277,023	$81,690	$195,333	$445,939	$218,955	$226,984

(1)	Represents loans where the discounted cash flow analysis or collateral value is equal to or exceeds the recorded investment in the loan.

Troubled Debt Restructurings — Loan Modifications

The Company has loan modification programs that focus on the mitigation of potential losses in the one- to four-family and home equity mortgage loan portfolio. The Company currently does not have an active loan modification program for consumer and other loans. The various types of economic concessions that may be granted typically consist of interest rate reductions, maturity date extensions, principal forgiveness or a combination of these concessions. Trial modifications are classified immediately as TDRs and continue to be reported as delinquent until the successful completion of the trial period, which is typically 90 days. The loan then becomes a permanent modification reported as current but remains on nonaccrual status until six consecutive payments have been made.

The vast majority of the Company’s TDR loan modifications include an interest rate reduction in combination with another type of concession. The Company prioritizes the interest rate reduction modifications in combination with the following modification categories: principal forgiven, principal deferred and re-age/extension/capitalization of accrued interest. Each class is mutually exclusive in that if a modification had an interest rate reduction with principal forgiven and an extension, the modification would only show up in the principal forgiven column in the table below. The following tables provide the number of loans, post-modification balances immediately after being modified by major class, and the financial impact of modifications during the years ended December 31, 2012 and 2011 (dollars in thousands):

	Year Ended December 31, 2012
		Interest Rate Reduction
	Number of Loans	Principal Forgiven	Principal Deferred	Re-age/ Extension/ Interest Capitalization	Other with Interest Rate Reduction	Other	Total
One- to four-family	614	$52,612	$36,836	$131,588	$11,856	$19,455	$252,347
Home equity	638	276	118	4,933	38,838	9,440	53,605

Total	1,252	$52,888	$36,954	$136,521	$50,694	$28,895	$305,952

	Year Ended December 31, 2011
		Interest Rate Reduction
	Number of Loans	Principal Forgiven	Principal Deferred	Re-age/ Extension/ Interest Capitalization	Other with Interest Rate Reduction	Other	Total
One- to four-family	1,177	$29,343	$78,582	$337,604	$25,354	$25,253	$496,136
Home equity	1,452	317	—	24,531	98,873	2,245	125,966

Total	2,629	$29,660	$78,582	$362,135	$124,227	$27,498	$622,102

	Year Ended December 31, 2012
	Financial Impact
	Principal Forgiven	Pre-Modification Weighted Average Interest Rate	Post-Modification Weighted Average Interest Rate
One- to four-family	$16,624	5.9%	2.3%
Home equity	97	4.4%	1.5%

Total	$16,721

	Year Ended December 31, 2011
	Financial Impact
	Principal Forgiven	Pre-Modification Weighted Average Interest Rate	Post-Modification Weighted Average Interest Rate
One- to four-family	$9,308	6.1%	2.6%
Home equity	646	4.7%	1.8%

Total	$9,954

The Company considers modifications that become 30 days past due to have experienced a payment default. The following table shows the recorded investment of modifications at December 31, 2012 and 2011 that experienced a payment default within 12 months after the modification for the years ended December 31, 2012 and 2011 (dollars in thousands):

	Year Ended December 31,
	2012		2011
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
One- to four-family(1)	260	$100,182	310	$126,172
Home equity(2)	367	17,809	866	65,331

Total	627	$117,991	1,176	$191,503

(1)

As of the year ended December 31, 2012 and 2011, $28.1 million and $34.1 million, respectively, of the recorded investment in one- to four-family loans that had a payment default in the trailing 12 months were classified as current.

(2)

As of the year ended December 31, 2012 and 2011, $5.8 million and $17.2 million, respectively, of the recorded investment in home equity loans that had a payment default in the trailing 12 months were classified as current.

The delinquency status is the primary measure the Company uses to evaluate the performance of TDR loan modifications. The following table shows the TDR loan modifications by delinquency category as of December 31, 2012 and 2011 (dollars in thousands):

	Modifications Current	Modifications 30-89 Days Delinquent	Modifications 90-179 Days Delinquent	Modifications 180+ Days Delinquent	Recorded Investment in Modifications
December 31, 2012
One- to four-family	$838,020	$105,142	$43,905	$79,102	$1,066,169
Home equity	195,021	15,107	6,173	7,118	223,419

Total	$1,033,041	$120,249	$50,078	$86,220	$1,289,588

December 31, 2011
One- to four-family	$767,303	$88,195	$33,224	$84,231	$972,953
Home equity	351,609	51,433	34,472	8,425	445,939

Total	$1,118,912	$139,628	$67,696	$92,656	$1,418,892

NOTE 6—ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company enters into derivative transactions primarily to protect against interest rate risk on the value of certain assets, liabilities and future cash flows. Cash flow hedges, which include a combination of interest rate swaps, forward-starting swaps and purchased options, including caps and floors, are used primarily to reduce the variability of future cash flows associated with existing variable-rate assets and liabilities and forecasted issuances of liabilities. Fair value hedges, which include interest rate swaps and swaptions, are used to offset exposure to changes in value of certain fixed-rate assets and liabilities. The Company also recognizes certain contracts and commitments as derivatives when the characteristics of those contracts and commitments meet the definition of a derivative. Each derivative is recorded on the consolidated balance sheet at fair value as a freestanding asset or liability. The following table summarizes the fair value amounts of derivatives designated as hedging instruments reported in the consolidated balance sheet at December 31, 2012 and 2011 (dollars in thousands):

		Fair Value
	Notional	Asset(1)	Liability(2)	Net(3)
December 31, 2012
Interest rate contracts:
Cash flow hedges:
Purchased options	$2,325,000	$13,391	$—	$13,391
Pay-fixed rate swaps	2,205,000	—	(310,079)	(310,079)

Total cash flow hedges	4,530,000	13,391	(310,079)	(296,688)

Fair value hedges:
Pay-fixed rate swaps	514,180	1,343	(18,385)	(17,042)

Total derivatives designated as hedging instruments(4)	$5,044,180	$14,734	$(328,464)	$(313,730)

December 31, 2011
Interest rate contracts:
Cash flow hedges:
Purchased options	$2,625,000	$33,959	$—	$33,959
Pay-fixed rate swaps	2,165,000	—	(281,071)	(281,071)

Total cash flow hedges	4,790,000	33,959	(281,071)	(247,112)

Fair value hedges:
Pay-fixed rate swaps	1,093,860	—	(77,132)	(77,132)
Receive-fixed rate swaps	725,950	32,575	—	32,575

Total fair value hedges	1,819,810	32,575	(77,132)	(44,557)

Total derivatives designated as hedging instruments(4)	$6,609,810	$66,534	$(358,203)	$(291,669)

(1)	Reflected in the other assets line item on the consolidated balance sheet.
(2)	Reflected in the other liabilities line item on the consolidated balance sheet.
(3)	Represents derivative assets net of derivative liabilities for disclosure purposes only.
(4)	All derivatives were designated as hedging instruments as of December 31, 2012 and 2011.

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

The future issuances of liabilities, including repurchase agreements, are largely dependent on the market demand and liquidity in the wholesale borrowings market. As of December 31, 2012, the Company believes the forecasted issuance of all debt in cash flow hedge relationships is probable. However, unexpected changes in market conditions in future periods could impact the ability to issue this debt. The Company believes the forecasted issuance of debt in the form of repurchase agreements is most susceptible to an unexpected change in market conditions.

The following table summarizes the effect of interest rate contracts designated and qualifying as hedging instruments in cash flow hedges on accumulated other comprehensive loss and on the consolidated statement of income (loss) for the years ended December 31, 2012, 2011 and 2010 (dollars in thousands):

	For the Year Ended December 31,
	2012	2011	2010
Losses on derivatives recognized in OCI (effective portion), net of tax	$(72,119)	$(216,302)	$(77,724)
Losses reclassified from AOCI into earnings (effective portion), net of tax	$(77,731)	$(66,847)	$(47,774)
Cash flow hedge ineffectiveness losses(1)	$(480)	$(491)	$(265)

(1)	The cash flow hedge ineffectiveness is reflected in the gains on loans and securities, net line item on the statement of consolidated income (loss).

During the upcoming twelve months, the Company expects to include a pre-tax amount of approximately $129.1 million of net unrealized losses that are currently reflected in accumulated other comprehensive loss in net operating interest income as a yield adjustment in the same periods in which the related hedged items affect earnings. The maximum length of time over which transactions are hedged is 10 years.

The following table shows the balance in accumulated other comprehensive loss attributable to active and discontinued cash flow hedges at December 31, 2012 and 2011 (dollars in thousands):

	December 31,
	2012	2011
Accumulated other comprehensive loss balance (net of tax) related to:
Discontinued cash flow hedges	$(247,983)	$(279,091)
Active cash flow hedges	(204,358)	(178,862)

Total cash flow hedges	$(452,341)	$(457,953)

The following table shows the balance in accumulated other comprehensive loss attributable to cash flow hedges by type of hedged item at December 31, 2012 and 2011 (dollars in thousands):

	December 31,
	2012	2011
Repurchase agreements	$(579,763)	$(595,202)
FHLB advances	(146,253)	(154,082)
Home equity lines of credit	7,854	15,772
Other	116	(655)

Total balance of cash flow hedges, before tax	(718,046)	(734,167)
Tax benefit	265,705	276,214

Total balance of cash flow hedges, net of tax	$(452,341)	$(457,953)

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

The following table summarizes the effect of interest rate contracts designated and qualifying as hedging instruments in fair value hedges and related hedged items on the consolidated statement of income (loss) for the years ended December 31, 2012, 2011 and 2010 (dollars in thousands):

	Year Ended December 31,
	2012			2011
	Hedging Instrument	Hedged Item	Hedge Ineffectiveness(1)	Hedging Instrument	Hedged Item	Hedge Ineffectiveness(1)
Agency debentures	$(17,831)	$16,367	$(1,464)	$(144,968)	$142,242	$(2,726)
Agency mortgage-backed securities	(7,303)	6,745	(558)	(51,557)	48,835	(2,722)
FHLB advances	14,146	(18,824)	(4,678)	52,658	(49,109)	3,549

Total gains (losses) included in earnings	$(10,988)	$4,288	$(6,700)	$(143,867)	$141,968	$(1,899)

	Year Ended December 31,
	2010
	Hedging Instrument	Hedged Item	Hedge Ineffectiveness(1)
U.S. Treasury securities and agency debentures	$55,743	$(57,816)	$(2,073)
FHLB advances	(18,099)	19,456	1,357
Corporate debt	(1,714)	1,714	—

Total gains (losses) included in earnings	$35,930	$(36,646)	$(716)

(1)	Reflected in the gains on loans and securities, net line item on the consolidated statement of income (loss).

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

The Company considered the impact of credit risk on the fair value measurement for derivative instruments, particularly those in net liability positions to counterparties, to be mitigated by the enforcement of credit support agreements, and the collateral requirements therein. The Company pledged approximately $446.9 million of its mortgage-backed securities as collateral related to its derivative contracts in net liability positions to counterparties as of December 31, 2012.

The Company’s credit risk analysis for derivative instruments also considered the credit loss exposure on derivative instruments in net asset positions. During the year ended December 31, 2012, the consideration of counterparty credit risk did not result in an adjustment to the valuation of the Company’s derivative instruments.

Impact on Liquidity

In the normal course of business, collateral requirements contained in the Company’s derivative instruments are enforced by the Company and its counterparties. Upon enforcement of the collateral requirements, the amount of collateral requested is typically based on the net fair value of all derivative instruments with the counterparty; that is derivative assets net of derivative liabilities at the counterparty level. If the Company were to be in violation of certain provisions of the derivative instruments, the counterparties to the derivative instruments could request payment or collateralization on derivative instruments. The Company expects such requests would be based on the fair value of derivative assets net of derivative liabilities at the counterparty level. The fair value of derivative instruments in net liability positions at the counterparty level was $323.3 million as of December 31, 2012. The fair value of the Company’s mortgage-backed and investment securities pledged as collateral related to derivative contracts in net liability positions to counterparties, $446.9 million as of December  31, 2012, exceeded derivative instruments in net liability positions at the counterparty level by $123.6 million.

NOTE 7—PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following assets at December 31, 2012 and 2011 (dollars in thousands):

	December 31, 2012			December 31, 2011
	Gross Amount	Accumulated Depreciation and Amortization	Net Amount	Gross Amount	Accumulated Depreciation and Amortization	Net Amount
Software	$511,484	$(353,696)	$157,788	$461,691	$(296,529)	$165,162
Leasehold improvements	105,462	(70,791)	34,671	102,133	(65,694)	36,439
Equipment	103,681	(65,353)	38,328	92,030	(54,252)	37,778
Buildings	71,927	(21,921)	50,006	71,927	(19,866)	52,061
Furniture and fixtures	23,211	(19,261)	3,950	23,534	(18,708)	4,826
Land	3,427	—	3,427	3,427	—	3,427

Total	$819,192	$(531,022)	$288,170	$754,742	$(455,049)	$299,693

Depreciation and amortization expense related to property and equipment was $90.6 million, $89.6 million and $87.9 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Software includes capitalized internally developed software costs. These costs were $55.2 million, $54.8 million and $54.6 million for the years ended December 31, 2012, 2011 and 2010, respectively. Completed projects are carried at cost and are amortized on a straight-line basis over their estimated useful lives of four years. Amortization for the capitalized amounts was $57.5 million, $54.2 million and $48.3 million for the years ended December 31, 2012, 2011 and 2010, respectively. Software at December 31, 2012 and 2011 also included $21.9 million and $48.1 million, respectively, of internally developed software in the process of development for which amortization has not begun.

NOTE 8—GOODWILL AND OTHER INTANGIBLES, NET

Goodwill

The activity in the carrying value of the Company’s goodwill, which is all assigned to the trading and investing segment, is outlined in the following table for the periods presented (dollars in thousands):

Trading & Investing Goodwill
Balance at December 31, 2010	$1,939,976
Write off of goodwill related to exit activities	(5,744)

Balance at December 31, 2011	1,934,232
Activity	—

Balance at December 31, 2012	$1,934,232

No goodwill was assigned to reporting units within the balance sheet management segment for the years ended December 31, 2012 and 2011. As of December 31, 2012, there were no accumulated impairment losses related to the trading and investment segment. The Company’s accumulated impairment losses related to its goodwill, which all occurred in the balance sheet management segment, from January 1, 2002 through December 31, 2012 were $101.2 million, which reduced the goodwill balance to zero during the year ended December 31, 2007.

Other Intangibles, Net

Other intangible assets with finite lives, which are primarily amortized on an accelerated basis, consisted of customer lists at December 31, 2012 and 2011. The following table outlines the original and remaining weighted average useful lives and the gross amount, accumulated amortization and net amount of customer lists at December 31, 2012 and 2011 (dollars in thousands):

	Customer Lists
	Weighted Average Original Useful Life (Years)	Weighted Average Remaining Useful Life (Years)	Gross Amount	Accumulated Amortization	Net Amount
December 31, 2012	21	13	$496,624	$(236,002)	$260,622
December 31, 2011	21	14	$496,624	$(210,819)	$285,805

Assuming no future impairments of customer lists or additional acquisitions or dispositions, annual amortization expense will be as follows (dollars in thousands):

Years ending December 31,
2013	$24,269
2014	23,244
2015	21,764
2016	21,109
2017	20,489
Thereafter	149,747

Total future amortization expense	$260,622

Amortization expense of other intangibles was $25.2 million, $26.2 million, and $28.5 million for the years ended December 31, 2012, 2011 and 2010, respectively.

NOTE 9—OTHER ASSETS

Other assets consisted of the following at December 31, 2012 and 2011 (dollars in thousands):

	December 31,
	2012	2011
Deferred tax assets, net	$1,416,203	$1,578,704
Deposits paid for securities borrowed	407,331	266,045
Bank owned life insurance policy(1)	292,699	287,129
Accrued interest receivable	139,620	151,932
Brokerage operational related receivables	76,468	69,524
Real estate owned and repossessed assets	71,155	87,615
Other investments	42,244	40,317
Third party loan servicing receivable	38,864	40,964
Other prepaids	32,109	33,359
Derivative assets	14,890	66,534
Prepaid FDIC insurance premiums	—	90,658
Other	179,338	247,892

Total other assets	$2,710,921	$2,960,673

(1)	Represents the cash surrender value.

NOTE 10—DEPOSITS

Deposits are summarized as follows (dollars in thousands):

	Amount		Weighted-Average Rate
	December 31,		December 31,
	2012	2011	2012	2011
Sweep deposits(1)	$21,253,611	$18,618,954	0.05%	0.08%
Complete savings deposits	4,981,615	5,720,758	0.01%	0.15%
Checking deposits	1,055,422	863,310	0.03%	0.10%
Other money market and savings deposits	995,188	1,033,254	0.01%	0.15%
Time deposits(2)	106,716	223,709	1.75%	3.01%

Total deposits(3)	$28,392,552	$26,459,985	0.05%	0.12%

(1)	A sweep product transfers brokerage customer balances to banking subsidiaries, which hold these funds as customer deposits in FDIC insured demand deposit and money market deposit accounts.
(2)	Time deposits represent certificates of deposit and brokered certificates of deposit.
(3)	As of December 31, 2012 and 2011, the Company had $113.1 million and $89.2 million in non-interest bearing deposits, respectively.

At December 31, 2012, scheduled maturities of time deposits were as follows (dollars in thousands):

Years ending December 31,
2013	$64,676
2014	14,183
2015	18,443
2016	5,108
2017	3,944
Thereafter	366

Subtotal	106,720
Unamortized discount, net	(4)

Total time deposits	$106,716

Scheduled maturities of certificates of deposit with denominations greater than or equal to $100,000, and greater than or equal to $250,000, which is the FDIC deposit insurance coverage limit, were as follows (dollars in thousands):

	>= $100,000		>= $250,000
	December 31,		December 31,
	2012	2011	2012	2011
Three months or less	$1,421	$—	$—	$—
Three through six months	2,666	4,490	523	—
Six through twelve months	5,412	22,683	968	2,105
Over twelve months	4,019	9,702	266	1,450

Total certificates of deposit	$13,518	$36,875	$1,757	$3,555

NOTE 11—SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND FHLB ADVANCES AND OTHER BORROWINGS

Securities sold under agreements to repurchase, FHLB advances and other borrowings at December 31, 2012 and 2011 are shown in the following table (dollars in thousands):

		FHLB Advances and Other Borrowings
	Repurchase Agreements(1)	FHLB Advances	Other	Total	Weighted Average Interest Rate
Years Ending December 31,
2013	$3,402,433	$170,000	$1,238	$3,573,671	0.45%
2014	352,228	—	210	352,438	0.75%
2015	200,000	100,000	—	300,000	1.28%
2016	200,000	250,000	—	450,000	1.68%
2017	300,000	400,000	—	700,000	0.76%
Thereafter	—	—	427,719	427,719	2.99%

Subtotal	4,454,661	920,000	429,167	5,803,828	0.83%
Fair value hedge adjustments	—	37,121	—	37,121
Deferred costs	—	(125,372)	—	(125,372)

Total other borrowings at December 31, 2012	$4,454,661	$831,749	$429,167	$5,715,577	0.83%

Total other borrowings at December 31, 2011	$5,015,499	$2,302,695	$434,240	$7,752,434	1.74%

(1)	The maximum amount at any month end for repurchase agreements was $5.0 billion and $5.9 billion for the year ended December 31, 2012 and 2011.

Securities Sold Under Agreements to Repurchase

Repurchase agreements are collateralized by fixed- and variable-rate mortgage-backed securities or investment grade securities. The brokers retain possession of the securities collateralizing the repurchase agreements until maturity of the repurchase agreement. At December 31, 2012, there were no counterparties with whom the Company’s amount of risk exceeded 10% of its shareholders’ equity. During the year ended December 31, 2012, the Company paid down in advance of maturity $100 million of its fixed-rate repurchase agreements for which losses on early extinguishment of debt of $8.2 million was recorded. This loss was recorded in the gains (losses) on early extinguishment of debt line item in the consolidated statement of income (loss). The Company did not have any similar transactions for the years ended December 31, 2011 and 2010.

Below is a summary of repurchase agreements and collateral associated with the repurchase agreements at December 31, 2012 (dollars in thousands):

			Collateral
	Repurchase Agreements		U.S. Government Sponsored Enterprise Obligations
Contractual Maturity	Weighted Average Interest Rate	Amount	Amortized Cost	Fair Value
Up to 30 days	0.42%	$2,009,097	$2,104,931	$2,155,853
30 to 90 days	0.64%	682,633	712,991	730,216
Over 90 days	1.04%	1,762,931	1,848,053	1,892,702

Total	0.70%	$4,454,661	$4,665,975	$4,778,771

FHLB Advances and Other Borrowings

FHLB Advances—The Company had $0.7 billion and $0.5 billion in floating-rate and $0.2 billion and $1.8 billion in fixed-rate FHLB advances at December 31, 2012 and 2011, respectively. The floating-rate advances adjust quarterly based on the LIBOR. During the year ended December 31, 2012, $650.0 million of fixed-rate FHLB advances were converted to floating-rate for a total cost of approximately $128 million which was capitalized and will be amortized over the remaining maturities using the effective interest method. In addition, during the year ended December 31, 2012, the Company paid down in advance of maturity $1.0 billion of its FHLB advances and recorded $69.1 million in losses on the early extinguishment. This loss was recorded in the gains (losses) on early extinguishment of debt line item in the consolidated statement of income (loss). The Company did not have any similar transactions for the years ended December 31, 2011 and 2010.

As a condition of its membership in the FHLB Atlanta, the Company is required to maintain a FHLB stock investment currently equal to the lesser of: a percentage of 0.2% of total Bank assets; or a dollar cap amount of $26 million. Additionally, the Bank must maintain an Activity Based Stock investment which is currently equal to 4.5% of the Bank’s outstanding advances at the time of borrowing. On a quarterly basis, the FHLB Atlanta evaluates excess Activity Based Stock holdings for its members and makes a determination regarding quarterly redemption of any excess Activity Based Stock positions. The Company had an investment in FHLB stock of $67.4 million and $140.2 million at December 31, 2012 and 2011, respectively. The Company must also maintain qualified collateral as a percent of its advances, which varies based on the collateral type, and is further adjusted by the outcome of the most recent annual collateral audit and by FHLB’s internal ranking of the Bank’s creditworthiness. These advances are secured by a pool of mortgage loans and mortgage-backed securities. At December 31, 2012 and 2011, the Company pledged loans with a lendable value of $4.8 billion and $5.0 billion, respectively, of the one- to four-family and home equity loans as collateral in support of both its advances and unused borrowing lines.

Other Borrowings—Prior to 2008, ETBH raised capital through the formation of trusts, which sold trust preferred securities in the capital markets. The capital securities must be redeemed in whole at the due date, which is generally 30 years after issuance. Each trust issued Floating Rate Cumulative Preferred Securities (“trust preferred securities”), at par with a liquidation amount of $1,000 per capital security. The trusts used the proceeds from the sale of issuances to purchase Floating Rate Junior Subordinated Debentures (“subordinated debentures”) issued by ETBH, which guarantees the trust obligations and contributed proceeds from the sale of its subordinated debentures to E*TRADE Bank in the form of a capital contribution. The most recent issuance of trust preferred securities occurred in 2007.

The face values of outstanding trusts at December 31, 2012 are shown below (dollars in thousands):

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

As of December 31, 2011, other borrowings also included $2.3 million of collateral pledged to the Bank by its derivatives counterparties to reduce credit exposure to changes in market value. The Company did not have any similar borrowings for the year ended December 31, 2012.

NOTE 12—CORPORATE DEBT

Corporate debt at December 31, 2012 and 2011 is outlined in the following table (dollars in thousands):

	Face Value	Discount	Fair Value Hedge Adjustment(1)	Net
December 31, 2012
Interest-bearing notes:
6 3/4% Notes, due 2016	$435,000	$(5,738)	$—	$429,262
6% Notes, due 2017	505,000	(4,601)	—	500,399
6 3/8% Notes, due 2019	800,000	(7,336)	—	792,664

Total interest-bearing notes	1,740,000	(17,675)	—	1,722,325
Non-interest-bearing debt:
0% Convertible debentures, due 2019	42,657	—	—	42,657

Total corporate debt	$1,782,657	$(17,675)	$—	$1,764,982

	Face Value	Discount	Fair Value Hedge Adjustment(1)	Net
December 31, 2011
Interest-bearing notes:
7 7/8% Notes, due 2015	$243,177	$(1,172)	$7,394	$249,399
6 3/4% Notes, due 2016	435,000	(7,419)	—	427,581
12 1/2% Springing lien notes, due 2017	930,230	(162,903)	6,233	773,560

Total interest-bearing notes	1,608,407	(171,494)	13,627	1,450,540
Non-interest-bearing debt:
0% Convertible debentures, due 2019	43,012	—	—	43,012

Total corporate debt	$1,651,419	$(171,494)	$13,627	$1,493,552

(1)	The fair value hedge adjustment is related to changes in fair value of the debt while in a fair value hedge relationship.

6  3/4% Senior Notes due May 2016 (“6 3/4% Notes”)

In May 2011, the Company issued an aggregate principal amount of $435 million in 6 3/4% senior notes due May 2016. Interest is payable semi-annually.

The Company used the proceeds from the issuance of the 6 3/4% Notes to redeem all of its outstanding 7 3/8% senior notes due September 2013 (“7 3/8% Notes”) including paying the associated redemption premium, accrued interest and related fees and expenses. The Company recorded a $3.1 million gain on early extinguishment of debt related to the redemption of the 7 3/8% Notes for the year ended December 31, 2011.

6% Senior Notes due November 2017 (“6% Notes”) and 6 3/8% Senior Notes due November 2019 (“6 3/8% Notes”)

In November 2012, the Company issued an aggregate principal amount of $505 million in 6% senior notes due November 2017 and $800 million in 6 3/8% senior notes due November 2019. Interest is payable semi-annually and the notes may be called by the Company at a premium, which declines over time.

The Company used the net proceeds from the issuance of the 6% Notes and 6 3/8% Notes to redeem all of its outstanding 7 7/8% senior notes due December 2015 (“7 7/8% Notes”) and 12 1/2% springing lien notes due November 2017 (“12 1/2% Springing lien notes”), including paying the associated redemption premiums, accrued interest and related fees and expenses. The Company recorded $256.9 million in losses on early extinguishment of debt related to the redemption of the 7 7/8% Notes and 12 1/2% Springing lien notes for the year ended December 31, 2012.

0% Convertible Debentures due August 2019 (“0% Convertible Debentures”)

In 2009, the Company issued an aggregate principal amount of $1.7 billion in Class A convertible debentures and $2.3 million in Class B convertible debentures (collectively “convertible debentures” or “0% Convertible debentures”) of non-interest-bearing notes due August 2019, in exchange for $1.3 billion principal of the 12 1/2% Springing lien notes and $0.4 billion principal of the 8% senior notes due June 2011.

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

During the years ended December 31, 2012 and 2011, $0.4 million and $660.9 million of the Company’s convertible debentures were converted into less than 0.1 million and 63.9 million shares of common stock, respectively. As of December 31, 2012, a cumulative total of $1.7 billion of the Class A convertible debentures and $2.2 million of the Class B convertible debentures had been converted into 164.1 million shares and 0.1 million shares, respectively, of the Company’s common stock.

Ranking and Subsidiary Guarantees

All of the Company’s notes rank equal in right of payment with all of the Company’s existing and future unsubordinated indebtedness and rank senior in right of payment to all its existing and future subordinated indebtedness.

In June 2011, certain of the Company’s subsidiaries issued guarantees on 6 3/4% Notes and 0% Convertible debentures. E*TRADE Bank and E*TRADE Securities LLC, among others, did not issue such guarantees.

Corporate Debt Covenants

Certain of the Company’s corporate debt described above have terms which include financial maintenance covenants. As of December 31, 2012, the Company was in compliance with all such maintenance covenants.

Future Maturities of Corporate Debt

Scheduled principal payments of corporate debt as of December 31, 2012 were as follows (dollars in thousands):

Years ending December 31,
2013	$—
2014	—
2015	—
2016	435,000
2017	505,000
Thereafter	842,657

Total future principal payments of corporate debt	1,782,657
Unamortized discount	(17,675)

Total corporate debt	$1,764,982

NOTE 13—OTHER LIABILITIES

Other liabilities consisted of the following at December 31, 2012 and 2011 (dollars in thousands):

	December 31,
	2012	2011
Deposits received for securities loaned	$735,720	$505,548
Derivative liabilities	328,504	358,203
Income tax-related liabilities	219,040	347,579
Accounts payable, accrued expenses and other	203,192	335,631
Other payables to brokers, dealers and clearing organizations	143,180	135,094
Subserviced loan advances	14,600	33,618

Total other liabilities	$1,644,236	$1,715,673

NOTE 14—INCOME TAXES

The components of income tax expense (benefit) for the years ended December 31, 2012, 2011 and 2010 were as follows (dollars in thousands):

	Year Ended December 31,
	2012	2011	2010
Current:
Federal	$—	$(2,645)	$(17,393)
State	2,428	15,651	6,092
Foreign	163	523	448

Total current	2,591	13,529	(10,853)

Deferred:
Federal	(136,877)	8,136	(24,589)
State	(199)	(241)	(61,578)
Foreign	—	—	(32)

Total deferred	(137,076)	7,895	(86,199)

Non-current tax expense	116,104	7,205	122,383

Income tax expense (benefit)	$(18,381)	$28,629	$25,331

Non-current tax expense relates to tax expense associated with the reserves for uncertain tax positions. The federal deferred income tax benefit and tax expense recognized for uncertain tax positions in 2012, was driven primarily by amended tax returns that were filed during 2012 related to additional tax deductions on the 2009 Debt Exchange. The rest of the federal deferred income tax benefit in 2012 was driven by the loss incurred during the year.

The following table presents the components of income (loss) before income tax expense (benefit) for the years ended December 31, 2012, 2011 and 2010 (dollars in thousands):

	Year Ended December 31,
	2012	2011	2010
Domestic	$(135,432)	$181,959	$7,426
Foreign	4,468	3,371	(10,567)

Income (loss) before income tax expense (benefit)	$(130,964)	$185,330	$(3,141)

Unrecognized Tax Benefits

The following table provides a reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2012, 2011 and 2010 (dollars in thousands):

	Year Ended December 31,
	2012	2011	2010
Unrecognized tax benefits, beginning of period	$377,405	$281,666	$58,696
Additions based on tax positions related to prior years	130,443	4,174	165,834
Additions based on tax positions related to current year	8,425	152,497	62,752
Reductions based on tax positions related to prior years	(23,167)	(59,315)	(1,517)
Settlements with taxing authorities	(99)	(422)	(3,448)
Statute of limitations lapses	(1,034)	(1,195)	(651)

Unrecognized tax benefits, end of period	$491,973	$377,405	$281,666

The unrecognized tax benefit increased $114.6 million to $492.0 million during the year ended December 31, 2012. The majority of additional unrecognized tax benefit recorded during 2012 is due to amended tax returns filed related primarily to additional tax deductions on the 2009 Debt Exchange. At December 31, 2012, $247.3 million (net of federal benefits on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably impact the effective income tax rate in future periods.

In 2012, the Internal Revenue Service sent an examination notification to the Company related to its 2009 and 2010 federal tax returns. While the Company cannot predict the outcome of the examination, it believes that adequate provision has been made for any of the Company’s uncertain tax positions. Uncertain tax positions are only recognized to the extent they satisfy the accounting for uncertain tax positions criteria included in the income taxes accounting guidance, which states that in order to recognize an uncertain tax position it must be more likely than not that it will be sustained upon examination. For uncertain tax positions, tax benefit is recognized for positions in which it is more than fifty percent likely of being sustained on effective settlement.

The following table summarizes the tax years that are either currently under examination or remain open under the statute of limitations and subject to examination by the major tax jurisdictions in which the Company operates:

Jurisdiction	Open Tax Years
Hong Kong	2006-2012
United Kingdom	2009-2012
United States	2004-2012
Various states(1)	2005-2012

(1)	Major state tax jurisdictions include California, Georgia, Illinois, New Jersey, New York and Virginia.

It is likely that certain examinations may be settled or the statute of limitations could expire with regards to other tax filings, in the next twelve months. In addition, legislation could favorably impact certain of the Company’s unrecognized tax benefits. Such events would generally reduce the Company’s unrecognized tax benefits because the tax positions are sustained, by as much as $1.3 million, all of which could impact the Company’s total tax provision or the effective tax rate.

The Company’s practice is to recognize interest and penalties, if any, related to income tax matters in income tax expense. The Company has total reserves for interest and penalties of $15.4 million and $11.6 million as of December 31, 2012 and 2011, respectively. The tax expense for the year ended December 31, 2012 includes an increase in the accrual for interest and penalties of $3.8 million, principally related to state taxes.

Deferred Taxes and Valuation Allowance

Deferred income taxes are recorded when revenues and expenses are recognized in different periods for financial statement and tax return purposes. The temporary differences and tax carry forwards that created deferred tax assets and deferred tax liabilities at December 31, 2012 and 2011 are summarized in the following table (dollars in thousands):

	December 31,
	2012	2011
Deferred tax assets:
Reserves and allowances, net	$1,015,800	$1,216,487
Net operating losses	780,883	567,774
Deferred compensation	41,572	44,512
Tax credits	28,775	16,169
Basis differences in investments	17,417	67,738
Restructuring reserve and related write-downs	2,162	15,092
Capitalized interest	—	65,767
Other	—	27,109

Total deferred tax assets	1,886,609	2,020,648
Valuation allowance	(97,837)	(73,533)

Total deferred tax assets, net of valuation allowance	1,788,772	1,947,115

Deferred tax liabilities:
Depreciation and amortization	(309,985)	(260,600)
Mark to market	(52,730)	(107,811)
Other	(9,854)	—

Total deferred tax liabilities	(372,569)	(368,411)

Net deferred tax asset	$1,416,203	$1,578,704

The Company is required to establish a valuation allowance for deferred tax assets and record a charge to income if it is determined, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized. If the Company did conclude that a valuation allowance was required, the resulting loss could have a material adverse effect on its financial condition and results of operations. For the three-year period ended December 31, 2012, the Company was no longer in a cumulative book loss position. As of December 31, 2012, the Company did not establish a valuation allowance against its federal deferred tax assets as it believes that it is more likely than not that all of these assets will be realized. Approximately half of existing federal deferred tax assets are not related to net operating losses and therefore, have no expiration date. The Company ended 2012 with $1,956.3 million of gross federal net operating losses, the majority of which will expire within the next 15 years.

The Company’s evaluation focused on identifying significant, objective evidence that it will be able to realize its deferred tax assets in the future. The Company determined that its expectations regarding future earnings are objectively verifiable due to various factors. One factor is the consistent profitability of the Company’s core business, the trading and investing segment, which has generated substantial income for each of the last nine years, including through uncertain economic and regulatory environments. The core business is driven by brokerage customer activity and includes trading, brokerage cash, margin lending, retirement and investing, and other brokerage related activities. These activities drive variable expenses that correlate to the volume of customer activity, which has resulted in stable, ongoing profitability in this business.

Another factor is the mitigation of losses in the balance sheet management segment, which generated a large net operating loss in 2007 caused by the crisis in the residential real estate and credit markets. Much of this loss came from the sale of the asset-backed securities portfolio and credit losses from the mortgage loan portfolio. The Company no longer holds any of those asset-backed securities and shut down mortgage loan acquisition activities in 2007. In effect, the key business activities that led to the generation of the deferred tax assets were shut down over five years ago. As a result, the losses have continued to decline significantly and the balance sheet management segment became profitable in 2012. In addition, the Company continues to realize the benefit of various credit loss mitigation activities for the mortgage loans purchased in 2007 and prior, most notably, actively reducing or closing unused home equity lines of credit and aggressively exercising put-back clauses to sell back improperly documented loans to the originators. As a result of these loss containment measures, provision for loan losses has declined for four consecutive years, down 78% from its peak of $1.6 billion for the year ended December 31, 2008.

For certain of the Company’s state, foreign country and charitable contribution deferred tax assets, the Company maintained a valuation allowance of $97.8 million and $73.5 million at December 31, 2012 and 2011, respectively, as it is more likely than not that they will not be fully realized.

The principal components of the deferred tax assets for which a valuation allowance has been established include the following state and foreign country net operating loss carry forwards and charitable contributions which have a limited carry forward period:

•

At December 31, 2012, the Company had certain gross foreign country net operating loss carry forwards and other foreign country temporary differences of approximately $144.5 million for which a deferred tax asset of approximately $35.4 million was established. The foreign net operating losses represent the foreign tax loss carry forwards in numerous foreign countries, the vast majority of which are not subject to expiration. In most of these foreign countries, the Company has historical tax losses; accordingly, the Company has provided a valuation allowance of $35.4 million against such deferred tax assets at December 31, 2012.

•

At December 31, 2012, the Company had gross state net operating loss carry forwards that expire between 2022 and 2032 in several states of $3.6 billion, most of which are subject to reduction by apportionment changes. A deferred tax asset of approximately $136.5 million has been established related to these state net operating loss carry forwards, temporary differences and other tax attributes with a valuation allowance of $52.2 million against such deferred tax assets at December 31, 2012.

•

At December 31, 2012, the Company had charitable contribution carry forwards of $27.4 million that expire by 2015. A deferred tax asset of approximately $10.2 million was established with a corresponding $10.2 million valuation allowance as it is more likely than not that these contributions will expire unused.

The Company intends to permanently reinvest $16.0 million of undistributed earnings and profits in certain foreign subsidiaries. As a result, the Company has not recorded $6.4 million of deferred income taxes on those earnings at December 31, 2012.

Effective Tax Rate

The effective tax rate differed from the federal statutory rate as summarized in the following table for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
	2012	2011	2010
Federal statutory rate	(35.0)%	35.0%	(35.0)%
State income taxes, net of federal tax benefit	(11.8)	9.1	81.0
Difference between statutory rate and foreign effective tax rate	(1.1)	0.3	47.3
Tax exempt income	(0.4)	(0.3)	(19.9)
Disallowed interest expense	10.3	6.7	387.3
Change in valuation allowance	6.9	(1.8)	236.5
2009 Debt Exchange	(19.7)	—	—
Tax credits	(12.2)	(5.3)	(79.5)
California state tax legislative changes	19.2	—	—
Estimated reserve for uncertain tax positions	9.1	3.9	140.6
Deferred tax adjustments	8.4	—	—
Disallowed losses on early extinguishment of debt	7.4	—	—
Tax on undistributed earnings and profits in certain foreign subsidiaries	2.5	2.1	79.4
Other	2.4	(1.0)	(31.4)
Liquidation of a foreign subsidiary	—	(33.3)	—

Effective tax rate	(14.0)%	15.4%	806.3%

Tax Ownership Change

During the third quarter of 2009, the Company exchanged $1.7 billion principal amount of interest-bearing debt for an equal principal amount of non-interest-bearing convertible debentures. Subsequent to the 2009 Debt Exchange, $592.3 million and $128.7 million debentures were converted into 57.2 million and 12.5 million shares of common stock during the third and fourth quarters of 2009, respectively. As a result of these conversions, the Company believes it experienced a tax ownership change during the third quarter of 2009.

As of the date of the ownership change, the Company had federal NOLs available to carry forward of approximately $1,886.3 million. This amount includes $479.7 million in federal NOLs that were recorded in the third quarter of 2012 due to amended tax returns filed related primarily to additional tax deductions on the 2009 Debt Exchange and additional tax losses on bad debts. Section 382 imposes an annual limitation on the use of a corporation’s NOLs, certain recognized built-in losses and other carryovers after an “ownership change” occurs. Section 382 rules governing when a change in ownership occurs are complex and subject to interpretation; however, an ownership change generally occurs when there has been a cumulative change in the stock ownership of a corporation by certain “5% shareholders” of more than 50 percentage points over a rolling three-year period.

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

The Company believes the tax ownership change will extend the period of time it will take to fully utilize its pre-ownership change NOLs, but will not limit the total amount of pre-ownership change federal NOLs it can utilize. The Company’s updated estimate is that it will be subject to an overall annual limitation on the use of its pre-ownership change NOLs of approximately $194 million. The Company’s overall pre-ownership change federal NOLs, which were approximately $1,886.3 million, have a statutory carry forward period of 20 years (the majority of which expire in 15 years). As a result, the Company believes it will be able to fully utilize these NOLs in future periods.

The Company’s ability to utilize the pre-ownership change NOLs is dependent on its ability to generate sufficient taxable income over the duration of the carry forward periods and will not be impacted by its ability or inability to generate taxable income in an individual year.

NOTE 15—SHAREHOLDERS’ EQUITY

The activity in shareholders’ equity during the year ended December 31, 2012 is summarized in the following table (dollars in thousands):

	Common Stock / Additional Paid-In Capital	Accumulated Deficit / Other Comprehensive Loss	Total
Beginning balance, December 31, 2011	$7,309,716	$(2,381,766)	$4,927,950
Net loss	—	(112,583)	(112,583)
Conversions of convertible debentures	355	—	355
Net change from available-for-sale securities	—	68,642	68,642
Net change from cash flow hedging instruments	—	5,612	5,612
Other(1)	12,047	2,447	14,494

Ending balance, December 31, 2012	$7,322,118	$(2,417,648)	$4,904,470

(1)	Other includes employee share-based compensation accounting and changes in accumulated other comprehensive loss from foreign currency translation.

Accumulated Other Comprehensive Loss

The following tables present after-tax changes in each component of accumulated other comprehensive loss for the years ended December 31, 2012, 2011 and 2010 (dollars in thousands):

	Available-for-sale Securities	Cash Flow Hedging Instruments	Foreign Currency Translation	Total
Beginning balance, December 31, 2011	$68,330	$(457,953)	$2,994	$(386,629)
Net change	68,642	5,612	2,447	76,701

Ending balance, December 31, 2012	$136,972	$(452,341)	$5,441	$(309,928)

	Available-for-sale Securities	Cash Flow Hedging Instruments	Foreign Currency Translation	Total
Beginning balance, December 31, 2010	$(131,313)	$(308,498)	$1,171	$(438,640)
Net change	199,643	(149,455)	1,823	52,011

Ending balance, December 31, 2011	$68,330	$(457,953)	$2,994	$(386,629)

	Available-for-sale Securities	Cash Flow Hedging Instruments	Foreign Currency Translation	Total
Beginning balance, December 31, 2009	$(131,073)	$(278,548)	$5,491	$(404,130)
Net change	(240)	(29,950)	(4,320)	(34,510)

Ending balance, December 31, 2010	$(131,313)	$(308,498)	$1,171	$(438,640)

Conversions of Convertible Debentures

During the years ended December 31, 2012 and 2011, $0.4 million and $660.9 million of the Company’s convertible debentures were converted into less than 0.1 million and 63.9 million shares of common stock, respectively. For further details on the convertible debentures, see Note 12—Corporate Debt.

Preferred Stock

The Company has 1.0 million shares authorized in preferred stock. None were issued and outstanding at December 31, 2012 and 2011. On March 30, 2010, the Company amended its Certificate of Incorporation to eliminate the designation of the Series A Preferred Stock and Series B Participating Cumulative Preferred Stock.

NOTE 16—EARNINGS (LOSS) PER SHARE

The following table is a reconciliation of basic and diluted earnings (loss) per share for the years ended December 31, 2012, 2011 and 2010 (in thousands, except per share amounts):

	Year Ended December 31,
	2012	2011	2010
Basic:
Net income (loss)	$(112,583)	$156,701	$(28,472)

Basic weighted-average shares outstanding	285,748	267,291	211,302

Basic earnings (loss) per share	$(0.39)	$0.59	$(0.13)

Diluted:
Net income (loss)	$(112,583)	$156,701	$(28,472)

Basic weighted-average shares outstanding	285,748	267,291	211,302
Effect of dilutive securities:
Weighted-average convertible debentures	—	21,924	—
Weighted-average options and restricted stock issued to employees	—	607	—

Diluted weighted-average shares outstanding	285,748	289,822	211,302

Diluted earnings (loss) per share	$(0.39)	$0.54	$(0.13)

The Company excluded the following shares from the calculations of diluted earnings (loss) per share for the years ended December 31, 2012, 2011 and 2010 as the effect would have been anti-dilutive (shares in millions):

	Year Ended December 31,
	2012	2011	2010
Weighted-average shares excluded as a result of the Company’s net loss:
Convertible debentures	4.1	N/A	77.2
Stock options and restricted stock awards and units	0.4	N/A	0.8
Other stock options and restricted stock awards and units	2.5	3.7	2.8

Total	7.0	3.7	80.8

NOTE 17—REGULATORY REQUIREMENTS

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

As of December 31, 2012 and 2011, all of the Company’s broker-dealer subsidiaries met minimum net capital requirements. Total required net capital was $0.1 billion at both December 31, 2012 and 2011. In addition, the Company’s broker-dealer subsidiaries had excess net capital of $0.7 billion at both December 31, 2012 and 2011. The tables below summarize the minimum excess capital requirements for the Company’s broker-dealer subsidiaries at December 31, 2012 and 2011 (dollars in thousands):

	Required Net Capital	Net Capital	Excess Net Capital
December 31, 2012:
E*TRADE Clearing LLC(1)	$123,656	$658,968	$535,312
E*TRADE Securities LLC(1)	250	79,318	79,068
G1 Execution Services, LLC(2)	1,283	10,598	9,315
Other broker-dealers	4,639	36,070	31,431

Total	$129,828	$784,954	$655,126

December 31, 2011:
E*TRADE Clearing LLC(1)	$104,804	$587,819	$483,015
E*TRADE Securities LLC(1)	250	145,423	145,173
G1 Execution Services, LLC(2)	1,000	24,921	23,921
Other broker-dealers	9,183	32,157	22,974

Total	$115,237	$790,320	$675,083

(1)	Elected to use the Alternative method to compute net capital.
(2)	Elected to use the Aggregate Indebtedness method to compute net capital.

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

Quantitative measures established by regulation to ensure capital adequacy require E*TRADE Bank to meet minimum total capital, Tier 1 capital and Tier 1 leverage ratios. As shown in the table below, at both December 31, 2012 and 2011, E*TRADE Bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action. However, events beyond management’s control, such as a continued deterioration in residential real estate and credit markets, could adversely affect future earnings and E*TRADE Bank’s ability to meet its future capital requirements. E*TRADE Bank’s actual and required capital amounts and ratios at December 31, 2012 and 2011 are presented in the table below (dollars in thousands):

	Actual		Minimum Required to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Excess Capital
December 31, 2012:
Total capital	$4,009,540	20.61%	>$	1,945,669	>10.00%	$2,063,871
Tier 1 capital	$3,762,242	19.34%	>$	1,167,401	> 6.00%	$2,594,841
Tier 1 leverage(1)	$3,762,242	8.68%	>$	2,167,136	> 5.00%	$1,595,106
December 31, 2011:
Total capital to risk-weighted assets	$3,602,384	17.27%	>$	2,086,243	>10.00%	$1,516,141
Tier 1 capital to risk-weighted assets	$3,338,618	16.00%	>$	1,251,746	> 6.00%	$2,086,872
Tier 1 capital to adjusted total assets	$3,351,860	7.75%	>$	2,163,785	> 5.00%	$1,188,075

(1)

In the first quarter of 2012, the Company transitioned from reporting under the OTS reporting requirements to reporting under the OCC reporting requirements. The OTS Tier 1 capital ratio and OCC Tier 1 leverage ratio are both calculated in the same manner using adjusted total assets.

NOTE 18—LEASE ARRANGEMENTS

The Company has non-cancelable operating leases for facilities through 2022. Future minimum lease payments and sublease proceeds under these leases with initial or remaining terms in excess of one year, including leases involved in facility restructurings, are as follows (dollars in thousands):

	Minimum Lease Payments	Sublease Proceeds	Net Lease Commitments
Years ending December 31,
2013	$24,287	$(2,805)	$21,482
2014	24,431	(2,889)	21,542
2015	23,114	(285)	22,829
2016	21,437	—	21,437
2017	19,948	—	19,948
Thereafter	58,449	—	58,449

Total future minimum lease payments	$171,666	$(5,979)	$165,687

Certain leases contain provisions for renewal options and rent escalations based on increases in certain costs incurred by the lessor. Rent expense, net of sublease income, was $22.6 million, $19.6 million and $22.6 million for the years ended December 31, 2012, 2011 and 2010, respectively. Rent expense, which is recorded in the occupancy and equipment line item in the consolidated statement of income (loss), excludes costs related to leases involved in facility restructurings, which are recorded in the facility restructuring and other exit activities line item in the consolidated statement of income (loss).

NOTE 19—COMMITMENTS, CONTINGENCIES AND OTHER REGULATORY MATTERS

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

On October 2, 2007, a class action complaint alleging violations of the federal securities laws was filed in the United States District Court for the Southern District of New York against the Company and its then Chief Executive Officer and Chief Financial Officer, Mitchell H. Caplan and Robert J. Simmons, respectively, by Larry Freudenberg on his own behalf and on behalf of others similarly situated (the “Freudenberg Action”). On July 17, 2008, the trial court consolidated this action with four other purported class actions, all of which were filed in the United States District Court for the Southern District of New York and which were based on the same facts and circumstances. On January 16, 2009, plaintiffs served their consolidated amended class action complaint in which they also named Dennis Webb, the Company’s former Capital Markets Division President, as a defendant. Plaintiffs contended, among other things, that the value of the Company’s stock between April 19, 2006 and November 9, 2007 was artificially inflated because the defendants issued materially false and misleading statements and failed to disclose that the Company was experiencing a rise in delinquency rates in its mortgage and home equity portfolios; failed to timely record an impairment on its mortgage and home equity portfolios; materially overvalued its securities portfolio, which included assets backed by mortgages; and based on the foregoing, lacked a reasonable basis for the positive statements made about the Company’s earnings and prospects. The parties entered into a Stipulation of Settlement on May 17, 2012, which was submitted to the Court for approval. The settlement was approved by the Court and the class was certified by a final judgment and order of dismissal dated October 22, 2012. Under the terms of the settlement, the Company and its insurance carriers paid $79.0 million in return for full releases. Approximately $11.0 million of the total settlement figure was paid by the Company, which was expensed in the year ended December 31, 2011. As of January 14, 2013, all appeals and requests for attorneys’ fees have been resolved and the settlement is final.

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

On August 15, 2008, Ronald M. Tate as trustee of the Ronald M. Tate Trust Dtd 4/13/88, and George Avakian filed an action in the United States District Court for the Southern District of New York against the Company, Mitchell H. Caplan and Robert J. Simmons based on the same facts and circumstances, and containing the same claims, as the Freudenberg consolidated actions discussed above. By agreement of the parties and approval of the court, the Tate action was consolidated with the Freudenberg consolidated actions for the purpose of pre-trial discovery. Plaintiffs seek to recover damages in an amount to be proven at trial, including interest, attorneys’ and expert fees and costs. The plaintiffs in this action moved for exclusion from the settlement class in Freudenberg. The Court granted that relief on October 11, 2012 and ordered the parties to provide a status update within 30 of final approval of that order. Tate and Avakian filed an amended complaint on January 23, 2013, adding an additional claim under California law. The Company will continue to defend itself vigorously in this matter.

Based upon the same facts and circumstances alleged in the Freudenberg consolidated actions discussed above, a verified shareholder derivative complaint was filed in the United States District Court for the Southern District of New York on October 4, 2007 by Catherine Rubery, against the Company and its then Chief Executive Officer, President/Chief Operating Officer, Chief Financial Officer and individual members of its board of directors. The Rubery complaint was consolidated with another shareholder derivative complaint brought by shareholder Marilyn Clark in the same court and against the same named defendants. On July 26, 2010, plaintiffs served their consolidated amended complaint, in which they also named Dennis Webb, the Company’s former Capital Markets Division President, as a defendant. Plaintiffs allege, among other things, causes of action for breach of fiduciary duty, waste of corporate assets, unjust enrichment, and violation of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaint seeks, among other things, unspecified monetary damages in favor of the Company, changes to certain corporate governance procedures and various forms of injunctive relief. The parties agreed to settle this action and a Stipulation of Settlement was signed on October 2, 2012, which included an agreement to implement or maintain certain corporate governance procedures. The parties did not reach an agreement on the issue of plaintiffs’ attorneys’ fees, however. Plaintiffs submitted the Stipulation of Settlement to the Court on November 2, 2012, in connection with an unopposed motion for preliminary approval of the settlement. The parties are awaiting the scheduling of a hearing for preliminary approval of the settlement. The Stipulation of Settlement contemplates that the issue of plaintiffs’ attorneys’ fees will be litigated in parallel with, but have no bearing on, final approval of the settlement. The Company will continue to defend itself vigorously in this matter.

On February 3, 2010, a class action complaint was filed in the United States District Court for the Northern District of California against E*TRADE Securities LLC by Joseph Roling on his own behalf and on behalf of all others similarly situated. The lead plaintiff alleges that E*TRADE Securities LLC unlawfully charged and collected certain account activity fees from its customers. Claimant, on behalf of himself and the putative class, asserts breach of contract, unjust enrichment and violation of California Civil Code Section 1671 and seeks equitable and injunctive relief for alleged illegal, unfair and fraudulent practices under California’s Unfair Competition Law, California Business and Professional Code Section 17200 et seq. The plaintiff seeks, among other things, certification of the class action on behalf of alleged similarly situated plaintiffs, unspecified damages and restitution of amounts allegedly wrongfully collected by E*TRADE Securities LLC, attorneys’ fees and expenses and injunctive relief. The Company moved to transfer venue on the case to the Southern District of New York; that motion was denied. The Court granted the Company’s motion to dismiss in part and denied the motion to dismiss in part. The Court bifurcated discovery to permit initial discovery on individual claims and class certification. Following preliminary discovery, Plaintiffs moved to amend their verified complaint for a second time, to assert new allegations and to add a plaintiff. The Company filed its opposition to this motion on December 27, 2011. On March 27, 2012, the Court granted the Company’s motion for summary judgement and granted the Company’s motion to dismiss. However, the Court allowed plaintiffs to seek a new class representative and permitted limited discovery on a narrow issue as to when the fee increase was posted on the Company’s website in 2005. On September 10, 2012, plaintiffs voluntarily withdrew the action with prejudice. The Company paid no consideration for this dismissal, which was endorsed by the Court. There have been no appeals of the Court’s order dismissing the action. This action is now closed.

On May 16, 2011, Droplets Inc., the holder of two patents pertaining to user interface servers, filed a complaint in the U.S. District Court for the Eastern District of Texas against E*TRADE Financial Corporation, E*TRADE Securities LLC, E*TRADE Bank and multiple other unaffiliated financial services firms. Plaintiff contends that the defendants engaged in patent infringement under federal law. Plaintiff seeks unspecified damages and an injunction against future infringements, plus royalties, costs, interest and attorneys’ fees. On September 30, 2011, the Company and several co-defendants filed a motion to transfer the case to the Southern District of New York. Venue discovery occurred throughout December 2011. On January 1, 2012, a new judge was assigned to the case. On March 28, 2012, a change of venue was granted and the case has been transferred to the United States District Court for the Southern District of New York. The Company filed its answer and counterclaim on June 13, 2012 and plaintiff has moved to dismiss the counterclaim. The Company filed a motion for summary judgment. Plaintiffs sought to change venue back to the Eastern District of Texas on the theory that this case is one of several matters that should be consolidated in a single multi-district litigation. On December 12, 2012, the Multidistrict Litigation Panel denied the transfer of this action to Texas. The Company will defend itself vigorously in this matter.

Several cases have been filed nationwide involving the April 2007 leveraged buyout (“LBO”) of the Tribune Company (“Tribune”) by Sam Zell, and the subsequent bankruptcy of Tribune. In William Niese et al. v. A.G. Edwards et al., in Superior Court of Delaware, New Castle County, former Tribune employees and retirees claimed that Tribune was actually insolvent at the time of the LBO and that the LBO constituted a fraudulent transaction that depleted the plaintiffs’ retirement plans, rendering them worthless. E*TRADE Clearing LLC, along with numerous other financial institutions, is a named defendant in this case, but has not been served with process. One of the defendants removed the action to federal district court in Delaware on July 1, 2011. In Deutsche Bank Trust Company Americas et al. v. Adaly Opportunity Fund et al., filed in the Supreme Court of New York, New York County on June 3, 2011, the Trustees of certain notes issued by Tribune allege wrongdoing in connection with the LBO. In particular the Trustees claim that the LBO constituted a constructive fraudulent transfer under various state laws. G1 Execution Services, LLC (formerly known as E*TRADE Capital Markets, LLC), along with numerous other financial institutions, is a named defendant in this case. In Deutsche Bank et al. v. Ohlson et al., filed in the U.S. District Court for the Northern District of Illinois, noteholders of Tribune asserted claims of constructive fraud and G1 Execution Services, LLC is a named defendant in this case. In EGI-TRB LLC et al. v. ABN-AMRO et al., filed in the Circuit Court of Cook County Illinois, creditors of Tribune assert fraudulent conveyance claims against multiple shareholder defendants and E*TRADE Clearing LLC is a named defendant in this case. There have been several motions filed by various parties to transfer venue and to consolidate these actions. The Company’s time to answer or otherwise respond to the complaints has been stayed pending further orders of the Court. The Court has set a motion schedule for omnibus motion to dismiss to be heard on March 1, 2013. Discovery remains stayed during this period. The Company will defend itself vigorously in these matters.

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

On January 19, 2010, the North Carolina Securities Division filed an administrative petition before the North Carolina Secretary of State against E*TRADE Securities LLC seeking to revoke the North Carolina securities dealer registration of E*TRADE Securities LLC or, alternatively, to suspend that registration until all North Carolina residents are made whole for their investments in auction rate securities purchased through E*TRADE Securities LLC. On March 8, 2011, E*TRADE Securities LLC, without admitting or denying the underlying allegations, findings or conclusions, resolved the North Carolina administrative action by entering into a consent order (“North Carolina Order”) pursuant to which E*TRADE Securities LLC agreed to pay a $25,000 civil penalty and to reimburse the North Carolina Securities Division’s investigative costs of $400,000. E*TRADE Securities LLC also agreed to various undertakings set forth in the North Carolina Order, including additional internal training on fixed income products and the retention of an independent consultant to review E*TRADE Securities LLC’s policies and procedures related to the approval and sale of fixed income products. As of December 31, 2012, no existing North Carolina customers held any auction rate securities.

On July 21, 2010, the Colorado Division of Securities filed an administrative complaint in the Colorado Office of Administrative Courts against E*TRADE Securities LLC based upon purchases of auction rate securities through E*TRADE Securities LLC by Colorado residents. On October 19, 2011, E*TRADE Securities LLC and the Colorado Division of Securities reached an agreement in principle to settle the Colorado proceeding whereby E*TRADE Securities LLC offered to purchase auction rate securities held by Colorado customers who found themselves unable to sell their securities after those securities had been frozen in the broader auction rate securities market. The agreement in principle also included an agreement with the NASAA whereby E*TRADE Securities LLC offered to purchase auction rate securities purchased through E*TRADE Securities LLC on a nationwide basis and pay a $5 million penalty to be allocated among 48 states and the District of Columbia, Puerto Rico and the Virgin Islands but exclusive of North Carolina and South Carolina with which E*TRADE Securities LLC previously had reached separate settlements. Under the agreement in principle each state will receive its allocated share of the $5 million penalty pursuant to administrative consent cease and desist orders to be entered into by each state. A Consent Order memorializing the agreement in principle as it related to Colorado customers was entered by the Colorado Securities Commissioner on November 16, 2011, and amended on November 23, 2011, whereby E*TRADE Securities LLC, without admitting or denying the underlying allegations, agreed to pay an administrative penalty to Colorado of $84,202, which amount constituted Colorado’s share of the total NASAA state settlement amount of $5 million, and to reimburse the Colorado Division of Securities’ costs associated with the administrative action in the amount of $596,580. Under the terms of the Consent Order, E*TRADE Securities LLC offered to purchase (or offered to arrange a third party to purchase), at par plus accrued and unpaid dividends and interest, from eligible investors nationwide their auction rate securities purchased through E*TRADE Securities LLC, or through an entity acquired by the Company, on or before February 13, 2008, if such auction rate securities had failed at auction at least once since February 13, 2008 (“the Purchase Offer”). E*TRADE Securities LLC also agreed to identify eligible investors who purchased auction rate securities through E*TRADE Securities LLC on or before February 13, 2008, and sold those securities below par between February 13, 2008, and November 16, 2011, and to reimburse those sellers the difference between par value and the actual sales price plus reasonable interest. E*TRADE Securities LLC agreed to hold open the Purchase Offer until May 15, 2012, and to various other undertakings set forth in the Consent Order, including the establishment of a dedicated toll-free telephone assistance line and website to provide information and to respond to questions regarding the Consent Order. As of December 31, 2012, no existing Colorado customers held any auction rate securities, and the total amount of auction rate securities held by E*TRADE Securities LLC customers nationwide was approximately $2.6 million. The Company recorded an estimated liability of $48 million during the year ended December 31, 2011. During the second quarter of 2012, the Company recorded a benefit of $10.2 million related to a reduction in the estimated liability as a result of the completion of the Purchase Offer which expired on May 15, 2012. The estimated liability represented the Company’s estimate of the current fair value relative to par value of auction rate securities held by E*TRADE Securities LLC customers, as well as former customers who purchased auction rate securities through E*TRADE Securities LLC and are covered by the Consent Order. The estimated liability also included penalties and other estimated settlement costs. The agreement included the resolution of all material individual auction rate securities arbitrations and litigations.

On August 24, 2010, the South Carolina Securities Division filed an administrative complaint before the Securities Commissioner of South Carolina against E*TRADE Securities LLC based upon purchases of auction rate securities through E*TRADE Securities LLC by South Carolina residents. The complaint sought to suspend the South Carolina broker-dealer license of E*TRADE Securities LLC until South Carolina customers who purchased auction rate securities through E*TRADE Securities LLC and who wished to liquidate those positions were able to do so, and sought a fine not to exceed $10,000 for each potential violation of South Carolina statutes or rules. On March 25, 2011, E*TRADE Securities LLC, without admitting or denying the underlying allegations, findings or conclusions, resolved the South Carolina administrative action by entering into a consent order, pursuant to which E*TRADE Securities LLC agreed to pay a $10,000 civil penalty and to reimburse the South Carolina Securities Division’s investigative costs of $2,500. As of December 31, 2012, no existing South Carolina customers held any auction rate securities.

The Company recently completed a review of order handling practices and pricing for order flow between E*TRADE Securities LLC and G1 Execution Services, LLC (G1X). The purpose of the review was to examine whether E*TRADE Securities LLC was providing “best execution” of customer orders as well as otherwise complying with applicable securities laws and dealing appropriately with its market making affiliate under applicable federal bank regulatory standards. The review was conducted by separate firms of outside broker-dealer and bank regulatory counsel. The firms’ reports identified shortcomings in the Company’s historical methods of measuring best execution quality and suggested additions and changes to the Company’s standards, processes and procedures for measuring execution quality and for monitoring and testing transactions between the Bank and non-Bank affiliates to ensure compliance with relevant regulations. The Company is in the process of implementing the recommended changes, and expects to complete the process in the near future. Banking regulators and federal securities regulators were regularly updated during the course of the review. The Company’s regulators may initiate investigations into its historical practices which could subject it to monetary penalties and cease-and-desist orders, which could also prompt claims by customers of E*TRADE Securities LLC. Any of these actions could materially and adversely affect the Company’s market making and trade execution businesses.

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

Estimated Liabilities

For all legal matters, an estimated liability is established in accordance with the loss contingencies accounting guidance. Once established, the estimated liability is adjusted based on available information when an event occurs requiring an adjustment.

Commitments

In the normal course of business, the Company makes various commitments to extend credit and incur contingent liabilities that are not reflected in the consolidated balance sheet. Significant changes in the economy or interest rates may influence the impact that these commitments and contingencies have on the Company in the future.

Loans

The Company historically provided access to real estate loans for its customers through a third party company and in the fourth quarter of 2012, the Company ceased providing this access to its customers. The Company structured this arrangement to minimize the assumption of any of the typical risks commonly associated with mortgage lending. The third party company that provided this product performed all processing and underwriting of these loans. Shortly after closing, the third party company purchased the loans from the Company and is responsible for the credit risk associated with these loans. The Company had $1.0 million in commitments to sell loans and no commitments to originate or purchase loans at December 31, 2012.

Other Investments

The Company has investments in low-income housing tax credit partnerships and other limited partnerships. The Company had $4.4 million in commitments to fund low income housing tax credit partnerships and other limited partnerships as of December 31, 2012.

Securities, Unused Lines of Credit and Certificates of Deposit

At December 31, 2012, the Company had commitments to purchase $0.3 billion in securities and commitments to sell $0.3 billion in securities. In addition, the Company had approximately $0.1 billion of certificates of deposit scheduled to mature in less than one year and $0.6 billion of unfunded commitments to extend credit.

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

Prior to 2008, ETBH raised capital through the formation of trusts, which sold trust preferred securities in the capital markets. The capital securities must be redeemed in whole at the due date, which is generally 30 years after issuance. Each trust issued trust preferred securities at par, with a liquidation amount of $1,000 per capital security. The trusts used the proceeds from the sale of issuances to purchase subordinated debentures issued by ETBH.

During the 30-year period prior to the redemption of the trust preferred securities, ETBH guarantees the accrued and unpaid distributions on these securities, as well as the redemption price of the securities and certain costs that may be incurred in liquidating, terminating or dissolving the trusts (all of which would otherwise be payable by the trusts). At December 31, 2012, management estimated that the maximum potential liability under this arrangement, including the current carrying value of the trusts, was equal to approximately $436.6 million or the total face value of these securities plus dividends, which may be unpaid at the termination of the trust arrangement.

NOTE 20—SEGMENT INFORMATION

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

The Company evaluates the performance of its segments based on the segment’s income (loss) before income taxes. Financial information for the Company’s reportable segments is presented in the following tables (dollars in thousands):

	Year Ended December 31, 2012
	Trading and Investing	Balance Sheet Management	Corporate/ Other	Total
Net operating interest income	$640,470	$444,591	$4	$1,085,065
Total non-interest income	622,431	192,202	(202)	814,431

Total net revenue	1,262,901	636,793	(198)	1,899,496
Provision for loan losses	—	354,637	—	354,637
Total operating expense	769,194	220,605	172,286	1,162,085

Income (loss) before other income (expense) and income taxes	493,707	61,551	(172,484)	382,774
Total other income (expense)	—	—	(513,738)	(513,738)

Income (loss) before income taxes	$493,707	$61,551	$(686,222)	(130,964)

Income tax benefit				(18,381)

Net loss				$(112,583)

	Year Ended December 31, 2011
	Trading and Investing	Balance Sheet Management	Corporate/ Other	Total
Net operating interest income	$746,047	$473,891	$21	$1,219,959
Total non-interest income	700,845	115,908	(113)	816,640

Total net revenue	1,446,892	589,799	(92)	2,036,599
Provision for loan losses	—	440,614	—	440,614
Total operating expense	825,940	238,424	170,540	1,234,904

Income (loss) before other income (expense) and income taxes	620,952	(89,239)	(170,632)	361,081
Total other income (expense)	—	—	(175,751)	(175,751)

Income (loss) before income taxes	$620,952	$(89,239)	$(346,383)	185,330

Income tax expense				28,629

Net income				$156,701

	Year Ended December 31, 2010
	Trading and Investing	Balance Sheet Management	Corporate/ Other	Total
Net operating interest income	$763,015	$463,244	$24	$1,226,283
Total non-interest income	711,394	140,265	(67)	851,592

Total net revenue	1,474,409	603,509	(43)	2,077,875
Provision for loan losses	—	779,412	—	779,412
Total operating expense	752,631	215,459	174,487	1,142,577

Income (loss) before other income (expense) and income taxes	721,778	(391,362)	(174,530)	155,886
Total other income (expense)	—	—	(159,027)	(159,027)

Income (loss) before income taxes	$721,778	$(391,362)	$(333,557)	(3,141)

Income tax expense				25,331

Net loss				$(28,472)

Segment Assets

	Trading and Investing	Balance Sheet Management	Corporate/ Other	Total
As of December 31, 2012	$9,505,280	$37,305,600	$575,859	$47,386,739
As of December 31, 2011	$9,608,020	$37,123,118	$1,209,314	$47,940,452

Assets and total net revenue attributable to international locations were not material for the periods presented. No single customer accounts for greater than 10% of gross revenues for any of the years ended December 31, 2012, 2011 and 2010.

NOTE 21—CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

The following presents the Parent’s condensed statement of comprehensive income (loss), balance sheet and statement of cash flows:

CONDENSED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year Ended December 31,
	2012	2011	2010
Dividends from subsidiaries	$99,432	$160,452	$157,810
Other revenues	269,943	271,607	254,016

Total net revenue	369,375	432,059	411,826
Total operating expense	339,472	375,083	353,839

Income before other income (expense), income tax benefit, and equity in income of consolidated subsidiaries	29,903	56,976	57,987

Total other income (expense)	(433,796)	(175,792)	(157,705)

Loss before income tax benefit and equity in income of consolidated subsidiaries	(403,893)	(118,816)	(99,718)
Income tax benefit	(188,316)	(121,141)	(64,109)
Equity in undistributed income of subsidiaries	102,994	154,376	7,137

Net income (loss)	(112,583)	156,701	(28,472)
Other comprehensive income (loss)	76,701	52,011	(34,510)

Comprehensive income (loss)	$(35,882)	$208,712	$(62,982)

CONDENSED BALANCE SHEET

(In thousands)

	December 31,
	2012	2011
ASSETS
Cash and equivalents	$399,624	$478,410
Property and equipment, net	142,333	148,184
Investment in consolidated subsidiaries	5,558,742	5,347,942
Receivable from subsidiaries	7,984	40,906
Other assets	719,765	737,491

Total assets	$6,828,448	$6,752,933

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Corporate debt	$1,764,982	$1,493,552
Other liabilities	158,996	331,431

Total liabilities	1,923,978	1,824,983

Total shareholders’ equity	4,904,470	4,927,950

Total liabilities and shareholders’ equity	$6,828,448	$6,752,933

CONDENSED STATEMENT OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income (loss)	$(112,583)	$156,701	$(28,472)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	50,026	84,026	90,131
Equity in undistributed income from subsidiaries	(102,994)	(154,376)	(7,137)
(Gains) losses on early extinguishment of debt	137,405	(3,091)	—
Other	45,312	16,035	22,071
Net effect of decrease (increase) in other assets	22,446	(153,874)	(67,819)
Net effect of (decrease) increase in other liabilities	(178,249)	5,697	121,974

Net cash (used in) provided by operating activities	(138,637)	(48,882)	130,748

Cash flows from investing activities:
Capital expenditures for property and equipment	(26,792)	(23,742)	(81,467)
Sale of property and equipment to subsidiaries	—	90,547	—
Cash contributions to subsidiaries	(26,188)	(9,500)	(8,332)
Other	2,845	(177)	11,361

Net cash provided by (used in) investing activities	(50,135)	57,128	(78,438)

Cash flows from financing activities:
Net proceeds from issuance of senior notes	1,305,000	427,331	—
Payments on senior and springing lien notes	(1,173,736)	(425,956)	—
Claims settlement under Section 16(b)	—	—	35,000
Other	(21,278)	613	3,370

Net cash provided by financing activities	109,986	1,988	38,370

(Decrease) increase in cash and equivalents	(78,786)	10,234	90,680
Cash and equivalents, beginning of period	478,410	468,176	377,496

Cash and equivalents, end of period	$399,624	$478,410	$468,176

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

The Company issues guarantees for the settlement of foreign exchange transactions. If a subsidiary fails to deliver currency on the settlement date of a foreign exchange arrangement, the beneficiary financial institution may seek payment from the Company. Terms are undefined, and are governed by the terms of the underlying financial obligation. At December 31, 2012, no claims had been made against the Company for payment under these guarantees and thus, no obligations have been recorded. None of these guarantees are collateralized.

NOTE 22—QUARTERLY DATA (UNAUDITED)

The information presented below reflects all adjustments, which, in the opinion of management, are of a normal and recurring nature necessary to present fairly the results of operations for the quarterly periods presented (dollars in thousands, except per share amounts):

	2012				2011
	First	Second	Third	Fourth	First	Second	Third	Fourth
Total net revenue	$489,397	$452,408	$490,035	$467,656	$536,695	$517,619	$507,275	$475,010
Net income (loss)	$62,591	$39,510	$(28,625)	$(186,059)	$45,233	$47,118	$70,696	$(6,346)
Earnings (loss) per share:
Basic	$0.22	$0.14	$(0.10)	$(0.65)	$0.20	$0.18	$0.25	$(0.02)
Diluted	$0.22	$0.14	$(0.10)	$(0.65)	$0.16	$0.16	$0.24	$(0.02)

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

In the third quarter of 2012, the net loss was due to an increase in the provision for loan losses of $50 million as a result of newly identified bankruptcy filings.

In the fourth quarter of 2012, the net loss was primarily due to the early extinguishment of all the 12 1/2% Springing lien notes and 7 7/8% Notes that resulted in losses on early extinguishment of debt of $256.9 million.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)	Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (“Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report, have concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

(b)	Our Chief Executive Officer and our Chief Financial Officer have evaluated the changes to the Company’s internal control over financial reporting that occurred during our last fiscal quarter ended December 31, 2012, as required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15, and have concluded that there were no such changes that materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting. The Management Report on Internal Control Over Financial Reporting and the Reports of Independent Registered Public Accounting Firm are included in Item 8. Financial Statements and Supplementary Data.

Paul T. Idzik became Chief Executive Officer of the Company on January 22, 2013, which follows the completion of all periods covered by this Annual Report on Form 10-K. Mr. Idzik, with the advice and assistance of outside securities counsel, met with the Company’s external and internal auditors and its accounting, finance and legal staff, to review the adequacy of the Company’s disclosure controls and procedures, its internal control over financial reporting and the disclosures in this Report in order to reach the conclusions expressed in this Part II, Item 9A and to sign the certifications filed as Exhibits 31.1 and 32.1 hereto.

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

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of E*TRADE Financial Corporation as currently in effect. (Incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q filed August 4, 2010.)

*3.2	Amended and Restated Bylaws of the Registrant

4.1	Specimen of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 of Amendment No. 1 to the Company’s Registration Statement on Form S-1, Registration Statement No. 333-05525, filed July 22, 1996.)

4.2	Indenture dated May 19, 2011, between E*TRADE Financial Corporation and The Bank of New York Mellon Trust Company, N.A. as Trustee, relating to the 2016 Notes (includes form of note) (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on May 19, 2011.)

4.3	First Supplemental Indenture dated June 15, 2011, among the Company, the guaranteeing subsidiaries party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 2016 Notes (Incorporated by reference to Exhibit 4.2 of the Company’s Form 10-Q filed on August 4, 2011.)

4.4	Indenture dated August 25, 2009 between E*TRADE Financial Corporation and The Bank of New York Mellon, as Trustee, relating to the 2019 Debentures (includes form of note) (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on August 25, 2009.)

4.5	Third Supplemental Indenture dated June 15, 2011, among the Company, the guaranteeing subsidiaries party thereto and The Bank of New York Mellon Trust Company., as Trustee, relating to the 2019 Debentures (Incorporated by reference to Exhibit 4.5 of the Company’s Form 10-Q filed on August 4, 2011.)

4.6	Senior Indenture dated November 14, 2012 between the Company and The Bank of New York Mellon Trust Company, N.A., as Trustee (includes form of note) (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on November 14, 2012.)

4.7	First Supplemental Indenture dated November 14, 2012 between the Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 6% Senior Notes due 2017 and 6.375% Senior Notes due 2019 (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on November 14, 2012.)

+10.1	Executive Deferred Compensation Plan (Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-K filed February 24, 2010.)

10.2	[redacted] Master Service Agreement and Global Services Schedule, dated April 9, 2003, between E*TRADE Group, Inc. and ADP Financial Information Services, Inc. (Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on August 8, 2003.)

Exhibit Number	Description

+10.4	Amended 2005 Equity Incentive Plan of E*TRADE Financial Corporation. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 14, 2010.)

+10.5	Forms of Award Agreements for Amended 2005 Equity Incentive Plan (Incorporated by reference to Exhibit 10.66 to the Company’s Current Report on Form 8-K filed on May 31, 2005.)

+10.6	Executive Bonus Plan (Incorporated by reference to Exhibit 10.67 to the Company’s Current Report on Form 8-K filed on May 31, 2005.)

10.7	Master Investment and Securities Purchase Agreement, dated November 29, 2007 by and between E*TRADE Financial Corporation and Wingate Capital Ltd. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 4, 2007.)

10.8	First Amendment to Master Investment and Securities Purchase Agreement, dated as of December 12, 2007, by and between Wingate Capital Ltd. and E*TRADE Financial Corporation (Incorporated by reference to Exhibit 99.5 of the Schedule 13D filed by Citadel Limited Partnership et al with respect to E*TRADE Financial Corporation on December 17, 2007.)

10.9	Second Amendment to Master Investment and Securities Purchase Agreement, dated as of January 18, 2008, by and between Wingate Capital Ltd. and E*TRADE Financial Corporation (Incorporated by reference to Exhibit 99.12 of the Amendment No. 1 to Schedule 13D filed by Citadel Limited Partnership et al with respect to E*TRADE Financial Corporation on January 18, 2008.)

10.10	Form of Exchange Agreement (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 6, 2008.)

10.11	Guarantee and Support Agreement, dated as of July 14, 2008, by E*TRADE Financial Corporation in favor of The Bank of Nova Scotia (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 16, 2008).

10.12	Form of Indemnification Agreement for Directors dated July 30, 2008. (Incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed on August 8, 2008.)

+10.13	Form of Employment Agreement between E*TRADE Financial Corporation and each of Matthew Audette, Michael Curcio, Greg Framke and Nicholas Utton (Incorporated by reference to Exhibit 10.21 of the Company’s Form 10-K filed February 24, 2010.)

+10.14	Separation Agreement dated August 9, 2012 by and between E*TRADE Financial Corporation and Steven J. Freiberg (Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on November 1, 2012.)

*+10.15	Employment Agreement dated January 17, 2013 by and between E*TRADE Financial Corporation and Paul T. Idzik.

*12.1	Statement of Ratio of Earnings to Fixed Charges.

*14.1	Code of Professional Conduct.

*21.1	Subsidiaries of the Registrant.

*23.1	Consent of Independent Registered Public Accounting Firm.

*31.1	Certification—Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification—Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification—Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herein.
+	Exhibit is a management contract or a compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 26, 2013

E*TRADE Financial Corporation (Registrant)

By	/s/ Paul T. Idzik
Paul T. Idzik
Chief Executive Officer
(Principal Executive Officer)

By	/S/ MATTHEW J. AUDETTE
Matthew J. Audette
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ PAUL T. IDZIK Paul T. Idzik	Director and Chief Executive Officer (Principal Executive Officer)	February 26, 2013

/S/ MATTHEW J. AUDETTE Matthew J. Audette	Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2013

/S/ RONALD D. FISHER Ronald D. Fisher	Director	February 26, 2013

/S/ KENNETH C. GRIFFIN Kenneth C. Griffin	Director	February 26, 2013

/S/ FREDERICK W. KANNER Frederick W. Kanner	Director	February 26, 2013

/S/ JAMES LAM James Lam	Director	February 26, 2013

/S/ ROGER A. LAWSON Rodger A. Lawson	Director	February 26, 2013

/S/ FRANK J. PETRILLI Frank J. Petrilli	Director	February 26, 2013

Signature	Title	Date

Rebecca Saeger	Director

/S/ JOSEPH L. SCLAFANI Joseph L. Sclafani	Director	February 26, 2013

/S/ JOSEPH M. VELLI Joseph M. Velli	Director	February 26, 2013

/S/ DONNA L. WEAVER Donna L. Weaver	Director	February 26, 2013

/S/ STEPHEN H. WILLARD Stephen H. Willard	Director	February 26, 2013