Form 10-Q
period 2013-03-31
E TRADE FINANCIAL Corp
filed 2013-05-07
CIK 1015780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

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

As of May 3, 2013, there were 286,834,552 shares of common stock outstanding.

E*TRADE FINANCIAL CORPORATION

FORM 10-Q QUARTERLY REPORT

For the Quarter Ended March 31, 2013

Unless otherwise indicated, references to “the Company,” “we,” “us,” “our” and “E*TRADE” mean E*TRADE Financial Corporation and its subsidiaries.

E*TRADE, E*TRADE Financial, E*TRADE Bank, Equity Edge, OptionsLink and the Converging Arrows logo are registered trademarks of E*TRADE Financial Corporation in the United States and in other countries.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements involving risks and uncertainties. These statements relate to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as “expect,” “may,” “anticipate,” “intend,” “plan” and similar expressions. Our actual results could differ materially from those discussed in these forward-looking statements, and we caution that we do not undertake to update these statements. Factors that could contribute to our actual results differing from any forward-looking statements include those discussed under Risk Factors, Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report. The cautionary statements made in this report should be read as being applicable to all forward-looking statements wherever they appear in this report. We further caution that there may be risks associated with owning our securities other than those discussed in our filings. Important factors that may cause actual results to differ materially from any forward-looking statements are set forth in Item 1A. Risk Factors in the Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and the related notes that appear elsewhere in this document and with the Annual Report on Form 10-K for the year ended December 31, 2012.

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

Key Factors Affecting Financial Performance

Our financial performance is affected by a number of factors outside of our control, including:

•	customer demand for financial products and services;

•	weakness or strength of the residential real estate and credit markets;

•	performance, volume and volatility of the equity and capital markets;

•	customer perception of the financial strength of our franchise;

•	market demand and liquidity in the secondary market for mortgage loans and securities;

•	market demand and liquidity in the wholesale borrowings market, including securities sold under agreements to repurchase;

•	our ability to obtain regulatory approval to move capital from our bank to our parent company; and

•	changes to the rules and regulations governing the financial services industry.

In addition to the items noted above, our success in the future will depend upon, among other things, our ability to:

•	have continued success in the acquisition, growth and retention of brokerage customers;

•	generate meaningful growth in the retirement and investing customer group;

•	strengthen our risk management capabilities;

•	reduce credit costs;

•	achieve the capital ratios stated in our strategic plan, with a particular focus on the Tier 1 leverage ratio at E*TRADE Bank;

•	generate capital sufficient to meet our operating needs at both our bank and our parent company;

•	assess and manage interest rate risk; and

•	have disciplined expense control and improved operational efficiency.

Management monitors a number of metrics in evaluating the Company’s performance. The most significant of these are shown in the table and discussed in the text below:

	As of or For the Three Months Ended March 31,		Variance
	2013	2012	2013 vs. 2012
Customer Activity Metrics:
Daily average revenue trades (“DARTs”)	148,538	156,988	(5)%
Average commission per trade	$11.30	$11.04	2%
Margin receivables (dollars in billions)	$5.7	$5.3	8%
End of period brokerage accounts	2,933,225	2,829,006	4%
Net new brokerage accounts	30,034	45,994	(35)%
Annualized brokerage account attrition rate	8.5%	8.7%	*
Customer assets (dollars in billions)	$218.7	$201.9	8%
Net new brokerage assets (dollars in billions)	$3.1	$4.0	(23)%
Brokerage related cash (dollars in billions)	$34.7	$31.0	12%
Company Financial Metrics:
Corporate cash (dollars in millions)	$351.6	$483.8	(27)%
E*TRADE Financial Tier 1 leverage ratio	6.0%	5.5%	0.5%
E*TRADE Financial Tier 1 common ratio	11.2%	9.4%	1.8%
E*TRADE Bank Tier 1 leverage ratio	9.3%	7.3%	2.0%
Special mention loan delinquencies (dollars in millions)	$312.1	$374.9	(17)%
Allowance for loan losses (dollars in millions)	$455.0	$579.2	(21)%
Enterprise net interest spread	2.30%	2.49%	(0.19)%
Enterprise interest-earning assets (average dollars in billions)	$40.9	$44.9	(9)%

*	Percentage not meaningful.

Customer Activity Metrics

•	DARTs are the predominant driver of commissions revenue from our customers.

•	Average commission per trade is an indicator of changes in our customer mix, product mix and/or product pricing.

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

Significant Events in the First Quarter of 2013

Enhancements to Our Trading and Investing Products and Services

•

We launched a revamped tablet experience, and enhanced our iPhone and Android platforms adding useful tools such as mobile bill pay, and access to index futures, giving customers better insight into the markets outside of traditional trading hours;

•

We upgraded our E*TRADE Pro platform by enhancing its capabilities with the integration of futures trading, allowing us to provide customers with a much more streamlined futures trading experience; and

•

We hosted our second annual National Retirement Education Day in New York and at all our branches to provide customers with perspectives on how to better prepare for and manage their retirement assets.

EARNINGS OVERVIEW

We generated net income of $35.1 million, or $0.12 per diluted share, on total net revenue of $419.9 million for the three months ended March 31, 2013. Net operating interest income decreased 15% to $241.3 million for the three months ended March 31, 2013 compared to the same period in 2012, which was driven primarily by decreases in enterprise interest-earning assets and enterprise interest-bearing liabilities as a result of our deleveraging initiatives, in addition to a decrease in enterprise net interest spread. Commissions, fees and service charges, principal transactions and other revenue decreased 5% to $164.1 million for the three months ended March 31, 2013, compared to the same period in 2012, which was driven primarily by lower trading activity during 2013. In addition, gains on loans and securities, net decreased 55% to $15.7 million for the three months ended March 31, 2013 compared to the same period in 2012.

Provision for loan losses declined 41% to $42.7 million for the three months ended March 31, 2013 compared to the same period in 2012. The decline was driven primarily by improving credit trends and loan portfolio run-off, as well as a $12.5 million benefit from a settlement with a third party mortgage originator. Total operating expenses decreased 3% to $295.5 million for the three months ended March 31, 2013 compared to the same period in 2012. This decrease was driven primarily by decreases in advertising and market development and other operating expenses, partially offset by an increase in facility restructuring and other exit activities expense for the three months ended March 31, 2013.

The following sections describe in detail the changes in key operating factors and other changes and events that affected net revenue, provision for loan losses, operating expense, other income (expense) and income tax expense.

Revenue

The components of revenue and the resulting variances are as follows (dollars in millions):

	Three Months Ended March 31,		Variance
			2013 vs. 2012
	2013	2012	Amount	%
Net operating interest income	$241.3	$284.9	$(43.6)	(15)%
Commissions	100.7	107.4	(6.7)	(6)%
Fees and service charges	32.5	32.0	0.5	2%
Principal transactions	21.8	24.1	(2.3)	(10)%
Gains on loans and securities, net	15.7	34.9	(19.2)	(55)%
Net impairment	(1.2)	(3.5)	2.3	*
Other revenues	9.1	9.6	(0.5)	(6)%

Total non-interest income	178.6	204.5	(25.9)	(13)%

Total net revenue	$419.9	$489.4	$(69.5)	(14)%

*	Percentage not meaningful.

Net Operating Interest Income

Net operating interest income decreased 15% to $241.3 million for the three months ended March 31, 2013 compared to the same period in 2012. Net operating interest income is earned primarily through investing customer cash and deposits in enterprise interest-earning assets, which include: real estate loans, margin receivables, available-for-sale securities and held-to-maturity securities.

The following table presents enterprise average balance sheet data and enterprise income and expense data for our operations, as well as the related net interest spread, yields and rates and have been prepared on the basis required by the SEC’s Industry Guide 3, “Statistical Disclosure by Bank Holding Companies” (dollars in millions):

	Three Months Ended March 31,
	2013			2012
	Average Balance	Operating Interest Inc./Exp.	Average Yield/ Cost	Average Balance	Operating Interest Inc./Exp.	Average Yield/ Cost
Enterprise interest-earning assets:
Loans(1)	$10,398.1	$106.7	4.10%	$12,972.7	$139.5	4.30%
Available-for-sale securities	12,987.0	64.2	1.98%	16,054.9	105.9	2.64%
Held-to-maturity securities	9,500.4	58.1	2.44%	6,917.6	53.4	3.09%
Margin receivables	5,666.7	54.4	3.90%	4,857.3	48.0	3.97%
Cash and equivalents	1,593.4	0.8	0.21%	1,604.6	0.8	0.21%
Segregated cash	158.2	0.1	0.11%	1,830.0	0.4	0.08%
Securities borrowed and other	592.4	12.8	8.76%	653.1	12.7	7.80%

Total enterprise interest-earning assets	40,896.2	297.1	2.91%	44,890.2	360.7	3.22%

Non-operating interest-earning and non-interest earning assets(2)	5,096.2			4,441.2

Total assets	$45,992.4			$49,331.4

Enterprise interest-bearing liabilities:
Deposits	$26,950.1	3.2	0.05%	$27,927.9	8.3	0.12%
Customer payables	5,059.0	1.9	0.15%	5,965.7	2.7	0.18%
Securities sold under agreements to repurchase	4,453.6	36.7	3.30%	4,989.2	40.7	3.23%
Federal Home Loan Bank (“FHLB”) advances and other borrowings	1,261.1	16.9	5.37%	2,732.2	25.4	3.68%
Securities loaned and other	749.0	—	0.01%	588.5	0.2	0.12%

Total enterprise interest-bearing liabilities	38,472.8	58.7	0.61%	42,203.5	77.3	0.73%

Non-operating interest-bearing and non-interest bearing liabilities(3)	2,600.5			2,153.3

Total liabilities	41,073.3			44,356.8
Total shareholders’ equity	4,919.1			4,974.6

Total liabilities and shareholders’ equity	$45,992.4			$49,331.4

Excess of enterprise interest-earning assets over enterprise interest-bearing liabilities/Enterprise net interest income/Spread	$2,423.4	$238.4	2.30%	$2,686.7	$283.4	2.49%

Enterprise net interest margin (net yield on enterprise interest-earning assets)			2.33%			2.53%
Ratio of enterprise interest-earning assets to enterprise interest-bearing liabilities			106.30%			106.37%
Return on average:
Total assets			0.31%			0.51%
Total shareholders’ equity			2.86%			5.03%
Average equity to average total assets			10.70%			10.08%

Reconciliation from enterprise net interest income to net operating interest income (dollars in millions):

	Three Months Ended March 31,
	2013	2012
Enterprise net interest income	$238.4	$283.4
Taxable equivalent interest adjustment	(0.2)	(0.3)
Customer cash held by third parties and other(4)	3.1	1.8

Net operating interest income	$241.3	$284.9

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

(4)

Includes revenue earned on average customer assets of $9.5 billion and $4.0 billion for the three months ended March 31, 2013 and 2012, respectively, held by third parties outside the Company, including money market funds and sweep deposit accounts at unaffiliated financial institutions.

The fluctuation in enterprise interest-earning assets is driven primarily by changes in enterprise interest-bearing liabilities, specifically customer cash and deposits. Average enterprise interest-earning assets decreased 9% to $40.9 billion for the three months ended March 31, 2013 compared to the same period in 2012. This was primarily a result of decreases in average loans, average available-for-sale securities and average segregated cash, partially offset by an increase in average held-to-maturity securities.

Average enterprise interest-bearing liabilities decreased 9% to $38.5 billion for the three months ended March 31, 2013 compared to the same period in 2012. The decrease in average enterprise interest-bearing liabilities was due primarily to our deleveraging strategy which drove a decrease in average FHLB advances and other borrowings.

Enterprise net interest spread decreased by 19 basis points to 2.30% for the three months ended March 31, 2013 compared to the same period in 2012, due primarily to lower yields on loans and reinvestment at lower rates in the current interest rate environment, which remains challenging. We expect enterprise net interest spread will continue to average approximately 10 basis points below the average from 2012; however, enterprise net interest spread may further fluctuate based on the size and mix of the balance sheet, as well as the impact from the level of interest rates.

Commissions

Commissions revenue decreased 6% to $100.7 million for the three months ended March 31, 2013 compared to the same period in 2012. The main factors that affect commissions are DARTs, average commission per trade and the number of trading days during the period. Average commission per trade is impacted by customer mix and the different commission rates on various trade types (e.g. equities, options, futures, fixed income, stock plan, exchange-traded funds, mutual funds, forex and cross border). Accordingly, changes in the mix of trade types will impact average commission per trade.

DART volume decreased 5% to 148,538 for the three months ended March 31, 2013 compared to the same period in 2012. Option-related DARTs as a percentage of total DARTs represented 24% of trading volume for the three months ended March 31, 2013 compared to 23% in the same period in 2012. Exchange-traded funds-related DARTs as a percentage of total DARTs represented 7% of trading volume for the three months ended March 31, 2013 compared to 8% in the same period in 2012.

Average commission per trade increased 2% to $11.30 for the three months ended March 31, 2013 compared to the same period in 2012. The increase was driven by a favorable change in customer and product mix, when compared to the same period in 2012.

Fees and Service Charges

Fees and service charges increased 2% to $32.5 million for the three months ended March 31, 2013 compared to the same period in 2012. The table below shows the components of fees and service charges and the resulting variances (dollars in millions):

	Three Months Ended March 31,		Variance
			2013 vs. 2012
	2013	2012	Amount	%
Order flow revenue	$15.4	$15.5	$(0.1)	(1)%
Mutual fund service fees	4.4	3.8	0.6	16%
Foreign exchange revenue	3.4	3.5	(0.1)	(3)%
Advisor management fees	2.5	1.2	1.3	108%
Reorganization fees	1.2	1.7	(0.5)	(29)%
Other fees and service charges	5.6	6.3	(0.7)	(11)%

Total fees and service charges	$32.5	$32.0	$0.5	2%

The increase in fees and services charges for the three months ended March 31, 2013 was driven primarily by increases in advisor management fees and mutual fund service fees.

Principal Transactions

Principal transactions decreased 10% to $21.8 million for the three months ended March 31, 2013 compared to the same period in 2012. Principal transactions are derived from our market making business in which we act as a market-maker for our brokerage customers’ orders as well as orders from third party customers. The decrease in principal transactions revenue was driven primarily by lower levels of market volatility when compared to the same period in 2012.

Gains on Loans and Securities, Net

Gains on loans and securities, net decreased 55% to $15.7 million for the three months ended March 31, 2013 compared to the same period in 2012. The table below shows the activity and resulting variances (dollars in millions):

	Three Months Ended March 31,		Variance
			2013 vs. 2012
	2013	2012	Amount	%
Gains on available-for-sale securities, net	$15.8	$34.9	$(19.1)	(55)%
Hedge ineffectiveness	(0.1)	—	(0.1)	*

Gains on loans and securities, net	$15.7	$34.9	$(19.2)	(55)%

*	Percentage not meaningful.

Net Impairment

We recognized $1.2 million and $3.5 million of net impairment during the three months ended March 31, 2013 and 2012, respectively, on certain securities in our non-agency CMO portfolio due to continued deterioration in the expected credit performance of the underlying loans in those specific securities. The gross other-than-temporary impairment (“OTTI”) and the noncredit portion of OTTI, which was or had been previously recorded through other comprehensive income, are shown in the table below (dollars in millions):

	Three Months Ended March 31,
	2013	2012
Other-than-temporary impairment (“OTTI”)	$(0.6)	$(12.6)
Less: noncredit portion of OTTI recognized into (out of) other comprehensive income (before tax)	(0.6)	9.1

Net impairment	$(1.2)	$(3.5)

Provision for Loan Losses

Provision for loan losses decreased 41% to $42.7 million for the three months ended March 31, 2013 compared to the same period in 2012. The decrease in provision for loan losses was driven primarily by improving credit trends, as evidenced by the lower levels of delinquent loans in the one- to four-family and home equity loan portfolios, and loan portfolio run-off, as well as a $12.5 million benefit recorded from a settlement with a third party mortgage originator for the three months ended March 31, 2013. The provision for loan losses has declined 92% from its peak of $517.8 million in the third quarter of 2008. We expect provision for loan losses to continue to decline over the long term, although it is subject to variability in any given quarter.

Operating Expense

The components of operating expense and the resulting variances are as follows (dollars in millions):

	Three Months Ended March 31,		Variance
			2013 vs. 2012
	2013	2012	Amount	%
Compensation and benefits	$95.7	$92.3	$3.4	4%
Advertising and market development	36.6	47.6	(11.0)	(23)%
Clearing and servicing	31.6	34.6	(3.0)	(8)%
FDIC insurance premiums	29.3	28.4	0.9	3%
Professional services	17.3	20.3	(3.0)	(15)%
Occupancy and equipment	17.5	17.8	(0.3)	(2)%
Communications	18.5	19.1	(0.6)	(3)%
Depreciation and amortization	23.0	22.2	0.8	4%
Amortization of other intangibles	6.1	6.3	(0.2)	(4)%
Facility restructuring and other exit activities	7.6	(0.4)	8.0	*
Other operating expenses	12.3	18.0	(5.7)	(32)%

Total operating expense	$295.5	$306.2	$(10.7)	(3)%

*	Percentage not meaningful

Compensation and Benefits

Compensation and benefits increased 4% to $95.7 million for the three months ended March 31, 2013 compared to the same period in 2012. The increase resulted primarily from $4.5 million in severance associated with the executive terminations that was recorded during the three months ended March 31, 2013.

Advertising and Market Development

Advertising and market development decreased 23% to $36.6 million for the three months ended March 31, 2013 compared to the same period in 2012. This fluctuation is due largely to the planned decrease in advertising expenditures as part of our expense reduction initiatives.

Clearing and Servicing

Clearing and servicing decreased 8% to $31.6 million for the three months ended March 31, 2013 compared to the same period in 2012. This decrease resulted primarily from lower trading volumes and lower loan balances compared to 2012.

Professional Services

Professional services decreased 15% to $17.3 million for the three months ended March 31, 2013 compared to the same period in 2012. The decrease was due primarily to lower consulting fees when compared to 2012.

Facility Restructuring and Other Exit Activities

Facility restructuring and other exit activities were $7.6 million for the three months ended March 31, 2013. These costs were driven primarily by severance costs incurred as part of our expense reduction initiatives.

Other Operating Expenses

Other operating expenses decreased 32% to $12.3 million for the three months ended March 31, 2013 compared to the same period in 2012. The decrease was driven primarily by reduced expenses related to real estate owned (“REO”) compared to the same period in 2012 and a $2.4 million benefit from sales tax refunds that was recorded during the three months ended March 31, 2013.

Other Income (Expense)

Other income (expense) decreased 46% to $24.3 million for the three months ended March 31, 2013 compared to the same period in 2012 as shown in the following table (dollars in millions):

	Three Months Ended March 31,		Variance
			2013 vs. 2012
	2013	2012	Amount	%
Corporate interest expense	$(28.6)	$(45.1)	$16.5	(37)%
Equity in income (loss) of investments and other	4.3	(0.1)	4.4	*

Total other income (expense)	$(24.3)	$(45.2)	$20.9	(46)%

*	Percentage not meaningful.

Total other income (expense) included corporate interest expense on interest-bearing corporate debt for the three months ended March 31, 2013 and 2012. Corporate interest expense decreased 37% to $28.6 million for the three months ended March 31, 2013 compared to the same period in 2012 as a result of the refinance of $1.3 billion of higher yielding corporate debt during the fourth quarter of 2012. During the three months ended March 31, 2013, corporate interest expense was partially offset by a gain of $4.8 million included in equity in income (loss) of investments and other related to an investment in a venture fund.

Income Tax Expense

Income tax expense was $22.2 million and $3.4 million for the three months ended March 31, 2013 and 2012, respectively. The effective tax rate was 38.8% for the three months ended March 31, 2013 compared to 5.2% for the same period in 2012.

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

We did not establish any valuation allowance against federal deferred tax assets as of March 31, 2013 as we believe that it is more likely than not that all of these assets will be realized. We continue to maintain a valuation allowance for certain of our state, foreign country and charitable contribution deferred tax assets as it is more likely than not that they will not be realized.

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

Trading and Investing

The following table summarizes trading and investing financial information and key metrics as of and for the three months ended March 31, 2013 and 2012 (dollars in millions, except for key metrics):

	Three Months Ended March 31,		Variance
			2013 vs. 2012
	2013	2012	Amount	%
Net operating interest income	$134.1	$170.4	$(36.3)	(21)%
Commissions	100.7	107.4	(6.7)	(6)%
Fees and service charges	32.0	31.0	1.0	4%
Principal transactions	21.8	24.1	(2.3)	(10)%
Other revenues	8.1	7.9	0.2	1%

Total net revenue	296.7	340.8	(44.1)	(13)%
Total operating expense	198.2	211.5	(13.3)	(6)%

Trading and investing income	$98.5	$129.3	$(30.8)	(24)%

Key Metrics:
DARTs	148,538	156,988	(8,450)	(5)%
Average commission per trade	$11.30	$11.04	$0.26	2%
Margin receivables (dollars in billions)	$5.7	$5.3	$0.4	8%
End of period brokerage accounts	2,933,225	2,829,006	104,219	4%
Net new brokerage accounts	30,034	45,994	(15,960)	(35)%
Annualized brokerage account attrition rate	8.5%	8.7%	(0.2)%	*
Customer assets (dollars in billions)	$218.7	$201.9	$16.8	8%
Net new brokerage assets (dollars in billions)	$3.1	$4.0	$(0.9)	(23)%
Brokerage related cash (dollars in billions)	$34.7	$31.0	$3.7	12%

*	Percentage not meaningful.

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

Trading and investing income decreased 24% to $98.5 million for the three months ended March 31, 2013 compared to the same period in 2012. We continued to generate net new brokerage accounts, ending the first quarter of 2013 with 2.9 million accounts. Brokerage related cash, which is one of our most profitable sources of funding, increased by $3.7 billion when compared to the same period in 2012.

Trading and investing commissions decreased 6% to $100.7 million for the three months ended March 31, 2013 compared to the same period in 2012. This decrease in commissions was primarily the result of a decrease in DARTs of 5% to 148,538 for the three months ended March 31, 2013 compared to the same period in 2012.

Trading and investing fees and service charges increased 4% to $32.0 million for the three months ended March 31, 2013 compared to the same period in 2012. This increase for the three months ended March 31, 2013 was primarily driven by increases in advisor management fees and mutual fund service fees.

Trading and investing principal transactions decreased 10% to $21.8 million for the three months ended March 31, 2013 compared to the same period in 2012. The decrease in principal transactions revenue was driven primarily by lower levels of market volatility when compared to the same period in 2012.

Trading and investing operating expense decreased 6% to $198.2 million for the three months ended March 31, 2013 compared to the same period in 2012. The decrease for the three months ended March 31, 2013 resulted primarily from the planned decrease in advertising expenditures as part of our expense reduction initiatives.

As of March 31, 2013, we had approximately 2.9 million brokerage accounts, 1.2 million stock plan accounts and 0.4 million banking accounts. For the three months ended March 31, 2013 and 2012, our brokerage products contributed 77% and 70%, respectively, and our banking products contributed 23% and 30%, respectively, of total trading and investing net revenue.

Balance Sheet Management

The following table summarizes balance sheet management financial information and key metrics as of and for the three months ended March 31, 2013 and 2012 (dollars in millions):

	Three Months Ended March 31,		Variance
			2013 vs. 2012
	2013	2012	Amount	%
Net operating interest income	$107.2	$114.4	$(7.2)	(6)%
Fees and service charges	0.5	1.0	(0.5)	(56)%
Gains on loans and securities, net	15.7	35.0	(19.3)	(55)%
Net impairment	(1.2)	(3.5)	2.3	(67)%
Other revenues	1.0	1.6	(0.6)	(40)%

Total net revenue	123.2	148.5	(25.3)	(17)%
Provision for loan losses	42.7	71.9	(29.2)	(41)%
Total operating expense	50.1	58.6	(8.5)	(15)%

Balance sheet management income	$30.4	$18.0	$12.4	69%

Key Metrics:
Special mention loan delinquencies	$312.1	$374.9	$(62.8)	(17)%
Allowance for loan losses	$455.0	$579.2	$(124.2)	(21)%

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

Balance sheet management income increased 69% to $30.4 million for the three months ended March 31, 2013 when compared to the same period, due primarily to a decrease in provision for loan losses of 41% to $42.7 million for the three months ended March 31, 2013.

Gains on loans and securities, net were $15.7 million for the three months ended March 31, 2013 compared to $35.0 million for the same period in 2012.

We recognized $1.2 million and $3.5 million of net impairment during the three months ended March 31, 2013 and 2012, respectively, on certain securities in the non-agency CMO portfolio due to continued deterioration in the expected credit performance of the underlying loans in those specific securities.

Provision for loan losses decreased 41% to $42.7 million for the three months ended March 31, 2013 compared to the same period in 2012. The decrease in provision for loan losses was driven primarily by improving credit trends and loan portfolio run-off, as well as a $12.5 million benefit from a settlement with a third party mortgage originator for the three months ended March 31, 2013.

Total balance sheet management operating expense decreased 15% to $50.1 million for the three months ended March 31, 2013 compared to the same period in 2012. The decrease in operating expense for the three months ended March 31, 2013 resulted primarily from reduced servicing expenses due to lower loan balances, reduced expenses related to REO and lower consulting fees when compared to the same period in 2012.

Corporate/Other

The following table summarizes corporate/other financial information for the three months ended March 31, 2013 and 2012 (dollars in millions):

	Three Months Ended March 31,		Variance
			2013 vs. 2012
	2013	2012	Amount	%
Total net revenue	$—	$—	$—	*

Compensation and benefits	20.5	18.3	2.2	12%
Professional services	8.4	7.3	1.1	15%
Occupancy and equipment	1.1	0.9	0.2	21%
Communications	0.3	0.4	(0.1)	(11)%
Depreciation and amortization	4.0	4.3	(0.3)	(7)%
Facility restructuring and other exit activities	7.6	(0.4)	8.0	*
Other operating expenses	5.3	5.3	—	0%

Total operating expense	47.2	36.1	11.1	31%

Operating loss	(47.2)	(36.1)	(11.1)	31%
Total other income (expense)	(24.3)	(45.2)	20.9	(46)%

Corporate/other loss	$(71.5)	$(81.3)	$9.8	(12)%

*	Percentage not meaningful.

The corporate/other category includes costs that are centrally-managed, technology related costs incurred to support centrally-managed functions, restructuring and other exit activities, corporate debt and corporate investments.

The corporate/other loss before income taxes was $71.5 million for the three months ended March 31, 2013, compared to $81.3 million for the same period in 2012.

The operating loss increased 31% to $47.2 million for the three months ended March 31, 2013 when compared to the same period in 2012, due primarily to an increase in facility restructuring and other exit activities expense as a result of severance costs incurred as part of our expense reduction initiatives.

Total other income (expense) included corporate interest expense on interest-bearing corporate debt for the three months ended March 31, 2013 and 2012. Corporate interest expense decreased 37% to $28.6 million for the three months ended March 31, 2013 compared to the same period in 2012 as a result of the refinance of $1.3 billion of higher yielding corporate debt during the fourth quarter of 2012. During the three months ended March 31, 2013, corporate interest expense was partially offset by a gain of $4.8 million included in equity in income (loss) of investments and other related to an investment in a venture fund.

BALANCE SHEET OVERVIEW

The following table sets forth the significant components of the consolidated balance sheet (dollars in millions):

			Variance
	March 31, 2013	December 31, 2012	2013 vs. 2012
			Amount	%
Assets:
Cash and equivalents	$1,507.7	$2,761.5	$(1,253.8)	(45)%
Segregated cash	318.8	376.9	(58.1)	(15)%
Securities(1)	22,633.4	23,084.2	(450.8)	(2)%
Margin receivables	5,748.6	5,804.0	(55.4)	(1)%
Loans receivable, net	9,585.3	10,098.7	(513.4)	(5)%
Investment in FHLB stock	61.4	67.4	(6.0)	(9)%
Other(2)	5,111.1	5,194.0	(82.9)	(2)%

Total assets	$44,966.3	$47,386.7	$(2,420.4)	(5)%

Liabilities and shareholders’ equity:
Deposits	$25,877.8	$28,392.5	$(2,514.7)	(9)%
Wholesale borrowings(3)	5,724.9	5,715.6	9.3	0%
Customer payables	5,084.3	4,964.9	119.4	2%
Corporate debt	1,765.9	1,765.0	0.9	0%
Other liabilities	1,561.6	1,644.2	(82.6)	(5)%

Total liabilities	40,014.5	42,482.2	(2,467.7)	(6)%
Shareholders’ equity	4,951.8	4,904.5	47.3	1%

Total liabilities and shareholders’ equity	$44,966.3	$47,386.7	$(2,420.4)	(5)%

(1)	Includes balance sheet line items trading, available-for-sale and held-to-maturity securities.
(2)	Includes balance sheet line items property and equipment, net, goodwill, other intangibles, net and other assets.
(3)	Includes balance sheet line items securities sold under agreements to repurchase and FHLB advances and other borrowings.

Segregated Cash

Segregated cash decreased by $58.1 million to $318.8 million during the three months ended March 31, 2013. The level of cash required to be segregated under federal or other regulations, or segregated cash, is driven largely by customer cash and securities lending balances we hold as a liability in excess of the amount of margin receivables and securities borrowed balances we hold as an asset. The excess represents customer cash that we are required by our regulators to segregate for the exclusive benefit of our brokerage customers.

Securities

Trading, available-for-sale and held-to-maturity securities are summarized as follows (dollars in millions):

			Variance
	March 31, 2013	December 31, 2012	2013 vs. 2012
			Amount	%
Trading securities	$100.5	$101.3	$(0.8)	(1)%

Available-for-sale securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$11,429.2	$12,097.2	$(668.0)	(6)%
Non-agency CMOs	14.1	235.2	(221.1)	(94)%

Total residential mortgage-backed securities	11,443.3	12,332.4	(889.1)	(7)%
Investment securities	1,233.1	1,110.6	122.5	11%

Total available-for-sale securities	$12,676.4	$13,443.0	$(766.6)	(6)%

Held-to-maturity securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$8,106.2	$7,887.5	$218.7	3%
Investment securities	1,750.3	1,652.4	97.9	6%

Total held-to-maturity securities	$9,856.5	$9,539.9	$316.6	3%

Total securities	$22,633.4	$23,084.2	$(450.8)	(2)%

Securities represented 50% and 49% of total assets at March 31, 2013 and December 31, 2012, respectively. The decline in available-for-sale securities during the three months ended March 31, 2013 was due primarily to a decrease of $668.0 million in agency mortgage-backed securities and CMOs. In addition, we sold $230.5 million in amortized cost of available-for-sale non-agency CMOs during the first quarter of 2013 as part of our focus to reduce risk and deleverage the balance sheet.

Loans Receivable, Net

Loans receivable, net are summarized as follows (dollars in millions):

			Variance
	March 31, 2013	December 31, 2012	2013 vs. 2012
			Amount	%
One- to four-family	$5,217.1	$5,442.2	$(225.1)	(4)%
Home equity	4,021.1	4,223.4	(202.3)	(5)%
Consumer and other	739.8	844.9	(105.1)	(12)%
Unamortized premiums, net	62.3	68.9	(6.6)	(10)%
Allowance for loan losses	(455.0)	(480.7)	25.7	(5)%

Total loans receivable, net	$9,585.3	$10,098.7	$(513.4)	(5)%

Loans receivable, net decreased 5% to $9.6 billion at March 31, 2013 from $10.1 billion at December 31, 2012. This decline was due primarily to our strategy of reducing balance sheet risk by allowing the loan portfolio to pay down, which we plan to do for the foreseeable future.

Deposits

Deposits are summarized as follows (dollars in millions):

			Variance
	March 31, 2013	December 31, 2012	2013 vs. 2012
			Amount	%
Sweep deposits	$18,923.1	$21,253.6	$(2,330.5)	(11)%
Complete savings deposits	4,827.4	4,981.6	(154.2)	(3)%
Checking deposits	1,061.7	1,055.4	6.3	1%
Other money market and savings deposits	974.9	995.2	(20.3)	(2)%
Time deposits	90.7	106.7	(16.0)	(15)%

Total deposits	$25,877.8	$28,392.5	$(2,514.7)	(9)%

Deposits represented 65% and 67% of total liabilities at March 31, 2013 and December 31, 2012, respectively. At March 31, 2013, 92% of our customer deposits were covered by FDIC insurance. Deposits provide the benefit of lower interest costs compared with wholesale funding alternatives. Deposits decreased 9% to $25.9 billion at March 31, 2013 from $28.4 billion at December 31, 2012. The decrease was driven primarily by $2.3 billion in sweep deposits that were transferred off of the balance sheet to third parties during the first quarter of 2013 as part of our deleveraging initiatives.

The deposits balance is a component of the total customer cash and deposits balance reported as a customer activity metric of $41.7 billion and $41.0 billion at March 31, 2013 and December 31, 2012, respectively. The total customer cash and deposits balance is summarized as follows (dollars in millions):

			Variance
	March 31, 2013	December 31, 2012	2013 vs. 2012
			Amount	%
Deposits	$25,877.8	$28,392.5	$(2,514.7)	(9)%
Less: brokered certificates of deposit	(2.0)	(11.2)	9.2	(82)%

Retail deposits	25,875.8	28,381.3	(2,505.5)	(9)%
Customer payables	5,084.3	4,964.9	119.4	2%
Customer cash balances held by third parties and other	10,699.3	7,644.2	3,055.1	40%

Total customer cash and deposits	$41,659.4	$40,990.4	$669.0	2%

Wholesale Borrowings

Wholesale borrowings, which consist of securities sold under agreements to repurchase and FHLB advances and other borrowings, are summarized as follows (dollars in millions):

			Variance
	March 31, 2013	December 31, 2012	2013 vs. 2012
			Amount	%
Securities sold under agreements to repurchase	$4,459.4	$4,454.7	$4.7	0%

FHLB advances	$836.4	$831.7	$4.7	1%
Subordinated debentures	427.7	427.7	—	0%
Other	1.4	1.5	(0.1)	(7)%

Total FHLB advances and other borrowings	$1,265.5	$1,260.9	$4.6	0%

Total wholesale borrowings	$5,724.9	$5,715.6	$9.3	0%

Wholesale borrowings represented 14% and 13% of total liabilities at March 31, 2013 and December 31, 2012, respectively. Securities sold under agreements to repurchase and FHLB advances are the primary wholesale funding sources of the Bank. As a result, we expect these balances to fluctuate over time as deposits and interest-earnings assets fluctuate.

Corporate Debt

Corporate debt by type is shown as follows (dollars in millions):

	Face Value	Discount	Net
March 31, 2013
Interest-bearing notes:
6 3/4% Notes, due 2016	$435.0	$(5.3)	$429.7
6% Notes, due 2017	505.0	(4.4)	500.6
6 3/8% Notes, due 2019	800.0	(7.1)	792.9

Total interest-bearing notes	1,740.0	(16.8)	1,723.2
Non-interest-bearing debt:
0% Convertible debentures, due 2019	42.7	—	42.7

Total corporate debt	$1,782.7	$(16.8)	$1,765.9

	Face Value	Discount	Net
December 31, 2012
Interest-bearing notes:
6 3/4% Notes, due 2016	$435.0	$(5.8)	$429.2
6% Notes, due 2017	505.0	(4.6)	500.4
6 3/8% Notes, due 2019	800.0	(7.3)	792.7

Total interest-bearing notes	1,740.0	(17.7)	1,722.3
Non-interest-bearing debt:
0% Convertible debentures, due 2019	42.7	—	42.7

Total corporate debt	$1,782.7	$(17.7)	$1,765.0

Shareholders’ Equity

The activity in shareholders’ equity during the three months ended March 31, 2013 is summarized as follows (dollars in millions):

	Common Stock / Additional Paid- In Capital	Accumulated Deficit / Other Comprehensive Loss	Total
Beginning balance, December 31, 2012	$7,322.1	$(2,417.6)	$4,904.5
Net income	—	35.1	35.1
Net change from available-for-sale securities	—	(15.1)	(15.1)
Net change from cash flow hedging instruments	—	26.1	26.1
Other(1)	1.2	—	1.2

Ending balance, March 31, 2013	$7,323.3	$(2,371.5)	$4,951.8

(1)	Other includes employee share-based compensation and changes in accumulated other comprehensive loss from foreign currency translation.

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

Capital is generated primarily through the business operations of the trading and investing and balance sheet management segments, which are primarily contained within E*TRADE Bank; therefore, we believe a key indicator of the capital generated or used in our business operations is the level of regulatory capital in E*TRADE Bank. As of March 31, 2013, E*TRADE Bank’s Tier 1 leverage ratio was 9.3%, an increase from 8.7% at December 31, 2012. We have been focused on improving the Tier 1 leverage ratio at E*TRADE Bank through deleveraging the balance sheet by a reduction in wholesale borrowings, retail deposits and customer payables, the majority of which has been completed. We are now focused on continuing to generate capital through earnings.

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

Consolidated Cash and Equivalents

The consolidated cash and equivalents balance decreased by $1.3 billion to $1.5 billion at March 31, 2013 when compared to December 31, 2012. The majority of this balance is cash held in regulated subsidiaries, primarily the Bank, outlined as follows (dollars in millions):

	March 31, 2013	December 31, 2012	Variance
			2013 vs. 2012
Corporate cash	$351.6	$407.6	$(56.0)
Bank cash	1,126.2	2,319.6	(1,193.4)
International brokerage and other cash	29.9	34.3	(4.4)

Total consolidated cash and equivalents	$1,507.7	$2,761.5	$(1,253.8)

Corporate cash is the primary source of liquidity at the parent company. We define corporate cash as cash held at the parent company as well as cash held in certain subsidiaries that can distribute cash to the parent company without any regulatory approval. We believe corporate cash is a useful measure of the parent company’s liquidity as it is the primary source of capital above and beyond the capital deployed in our regulated subsidiaries. Corporate cash can fluctuate in any given quarter and is impacted primarily by tax settlements, approval and timing of subsidiary dividends, debt service costs and other overhead cost sharing arrangements. We target corporate cash to be at least two times our annual debt service, or approximately $220 million. From the level of corporate cash at March 31, 2013, we expect that it will decline generally in line with our corporate interest expense. However, the parent company has approximately $400 million in net deferred tax assets, which will ultimately become sources of corporate cash as the parent’s subsidiaries reimburse the parent for the use of its deferred tax assets.

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

E*TRADE Bank is subject to capital requirements determined by its primary regulators. At March 31, 2013 and December 31, 2012, E*TRADE Bank had $1.8 billion and $1.6 billion, respectively, of Tier 1 leverage capital in excess of the regulatory minimum level required to be considered “well capitalized.”

The Company’s broker-dealer subsidiaries are subject to capital requirements determined by their respective regulators. At March 31, 2013 and December 31, 2012, all of our brokerage subsidiaries met their minimum net capital requirements. Our broker-dealer subsidiaries had excess net capital of $670.8 million at March 31, 2013, an increase of $15.7 million from $655.1 million at December 31, 2012. The excess net capital of the broker-dealer subsidiaries at March 31, 2013 included $526.0 million and $96.8 million of excess net capital at E*TRADE Clearing LLC and E*TRADE Securities LLC, respectively, which are subsidiaries of E*TRADE Bank and are also included in the excess capital of E*TRADE Bank.

Financial Regulatory Reform Legislation and Basel III Framework

The Dodd-Frank Act requires all companies, including savings and loan holding companies, that directly or indirectly control an insured depository institution to serve as a source of strength for the institution. The implementation of holding company capital requirements will impact us as the parent company was not previously subject to regulatory capital requirements. These holding company capital requirements are expected to become effective in 2015. We believe these capital ratios are an important measure of capital strength and accordingly manage our capital against the current capital ratios that apply to bank holding companies. The Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital ratios are non-GAAP measures as the parent company is not yet held to these regulatory capital requirements and are calculated as follows (dollars in millions):

	March 31, 2013	December 31, 2012	March 31, 2012
Shareholders’ equity	$4,951.8	$4,904.5	$5,035.9
Deduct:
Losses in other comprehensive income on available-for-sale debt securities and cash flow hedges, net of tax	(304.4)	(315.4)	(345.3)
Good will and other intangible assets, net of deferred tax liabilities	1,883.1	1,899.4	1,930.6
Add:
Qualifying restricted core capital elements (TRUPs)(1)	433.0	433.0	433.0

Subtotal	3,806.1	3,753.5	3,883.6
Deduct:
Disallowed servicing assets and deferred tax assets	1,265.2	1,278.9	1,353.2

Tier 1 capital	2,540.9	2,474.6	2,530.4

Add:
Allowable allowance for loan losses	237.6	251.8	282.5

Total capital	$2,778.5	$2,726.4	$2,812.9

Total average assets	$45,679.4	$48,152.7	$49,331.4
Deduct:
Goodwill and other intangible assets, net of deferred tax liabilities	1,883.1	1,899.4	1,930.6

Subtotal	43,796.3	46,253.3	47,400.8
Deduct:
Disallowed servicing assets and deferred tax assets	1,265.2	1,278.9	1,353.2

Average total assets for leverage capital purposes	$42,531.1	$44,974.4	$46,047.6

Total risk-weighted assets(2)	$18,741.8	$19,849.9	$22,244.0
Tier 1 leverage ratio (Tier 1 capital / Average total assets for leverage capital purposes)	6.0%	5.5%	5.5%
Tier 1 capital / Total risk-weighted assets	13.6%	12.5%	11.4%
Total capital / Total risk-weighted assets	14.8%	13.7%	12.6%

(1)

The Company included 100% of its trust preferred securities (“TRUPs”) in E*TRADE Financial’s Tier 1 capital due to the delay in the implementation of the TRUPs phase-out by regulatory agencies. If the TRUPs phase-out had been implemented, E*TRADE Financial’s Tier 1 leverage ratio would have been 5.7% at March 31, 2013.

(2)

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

As of March 31, 2013, the parent company Tier 1 leverage ratio was approximately 6.0% compared to the minimum ratio required to be “well capitalized” of 5%, the Tier 1 risk-based capital ratio was approximately 13.6% compared to the minimum ratio required to be “well capitalized” of 6%, and the total risk-based capital ratio was approximately 14.8% compared to the minimum ratio required to be “well capitalized” of 10%.

Our Tier 1 common ratio, which is a non-GAAP measure and currently has no mandated minimum or “well capitalized” standard, was 11.2% as of March 31, 2013. We believe this ratio is an important measure of our capital strength. The Tier 1 common ratio is defined as Tier 1 capital less elements of Tier 1 capital that are not in the form of common equity, such as trust preferred securities, divided by total risk-weighted assets. The following table shows the calculation of the Tier 1 common ratio (dollars in millions):

	March 31, 2013	December 31, 2012	March 31, 2012
Shareholders’ equity	$4,951.8	$4,904.5	$5,035.9
Deduct:
Losses in other comprehensive income on available-for-sale debt securities and cash flow hedges, net of tax	(304.4)	(315.4)	(345.3)
Goodwill and other intangible assets, net of deferred tax liabilities	1,883.1	1,899.4	1,930.6

Subtotal	3,373.1	3,320.5	3,450.6
Deduct:
Disallowed servicing assets and deferred tax assets	1,265.2	1,278.9	1,353.2

Tier 1 common	$2,107.9	$2,041.6	$2,097.4

Total risk-weighted assets	$18,741.8	$19,849.9	$22,244.0
Tier 1 common ratio (Tier 1 common / Total risk-weighted assets)	11.2%	10.3%	9.4%

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

On October 9, 2012, the Federal Reserve adopted final regulations implementing the requirement for certain Federal Reserve-regulated savings and loan holding companies, including the Company, to conduct company-run stress tests on an annual basis. Under the Federal Reserve’s stress test regulations, we will be required to utilize stress-testing methodologies providing for results under at least three different sets of conditions, including baseline, adverse, and severely adverse conditions. The final regulations will apply to the Company in the fall of the calendar year after it becomes subject to minimum capital requirements, a period which has not yet been specified. We conducted a company-run stress test for the Company, which we believe is consistent with the Federal Reserve’s methodologies, and provided the results to the Federal Reserve with the submission of the long-term strategic and capital plan in February 2013.

Also on October 9, 2012, the OCC adopted final regulations implementing the requirement for national banks or federal savings associations with over $10 billion in average total consolidated assets, including E*TRADE Bank, to conduct company-run stress tests on an annual basis. Under the OCC’s stress test regulations, E*TRADE Bank also will be required to utilize stress-testing methodologies providing for results under at least three different sets of conditions, including baseline, adverse and severely adverse scenarios. The final regulations require E*TRADE Bank to conduct its first stress test using financial statement data as of

September 30, 2013, and it will be required to report results to the OCC on or before March 31, 2014. We conducted a company-run stress test for E*TRADE Bank, which we believe is consistent with the OCC’s methodologies, and provided the results to the OCC with submission of the long-term strategic and capital plan in February 2013.

Other Sources of Liquidity

We also maintain uncommitted lines of credit with unaffiliated banks to finance margin lending, with available balances subject to approval when utilized. At March 31, 2013, there were no outstanding balances.

We rely on borrowed funds, from sources such as securities sold under agreements to repurchase and FHLB advances, to provide liquidity for E*TRADE Bank. Our ability to borrow these funds is dependent upon the continued availability of funding in the wholesale borrowings market. In addition, we can borrow from the Federal Reserve Bank’s discount window to meet short-term liquidity requirements, although it is not viewed as a primary source of funding. At March 31, 2013, E*TRADE Bank had approximately $3.7 billion and $1.0 billion in additional collateralized borrowing capacity with the FHLB and the Federal Reserve Bank, respectively. We also have the ability to generate liquidity in the form of additional deposits by raising the yield on our customer deposit account products.

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

RISK MANAGEMENT

As a financial services company, our business exposes us to certain risks. The identification, mitigation and management of existing and potential risks are key to effective enterprise risk management. There are certain risks that are inherent to our business (e.g. execution of transactions) whereas other risks will present themselves through the conduct of that business. We seek to monitor and manage our significant risk exposures through a set of board-approved limits as well as Key Risk Indicators (“KRIs”) or metrics. We have in place a governance framework that regularly reports metrics, major risks and exposures to senior management and the Board of Directors. During 2013, we will continue to enhance our risk management culture and capabilities while complying with evolving regulatory guidelines and expectations.

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

For additional information about our interest rate risk, see Item 3. Quantitative and Qualitative Disclosures about Market Risk. For additional information on liquidity risk, see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources. Market risk, operational risk, strategic risk, reputational risk and legal, regulatory and compliance risk and the management of risk are more fully described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2012. We are also subject to other risks that could impact our business, financial condition, results of operations or cash flows in future periods. See Item 1A. Risk Factors in the Annual Report on Form 10-K for the year ended December 31, 2012.

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

Loss Mitigation on the Loan Portfolio

We have a credit risk operations team that focuses on the mitigation of potential losses in the loan portfolio. Through a variety of strategies, including voluntary line closures, automatically freezing lines on all delinquent accounts, and freezing lines on loans with materially reduced home equity, we have reduced our exposure to open home equity lines from a high of over $7 billion in 2007 to $0.3 billion as of March 31, 2013.

We have an initiative to assess our servicing relationships and, where appropriate, transfer certain mortgage loans to servicers that specialize in managing troubled assets. We believe this initiative has improved and will continue to improve the credit performance of the loans transferred in future periods when compared to the expected credit performance of these same loans if they had not been transferred. A total of $2.7 billion of our mortgage loans were held at servicers that specialize in managing troubled assets as of March 31, 2013.

We have a loan modification program that focuses on the mitigation of potential losses in the loan portfolio. We consider modifications in which we make an economic concession to a borrower experiencing financial difficulty a TDR. During the three months ended March 31, 2013, we modified $31.5 million and $2.8 million of one- to four-family and home equity loans, respectively, in which the modification was considered a TDR.

We also processed minor modifications on a number of loans through traditional collections actions taken in the normal course of servicing delinquent accounts. These actions typically result in an insignificant delay in the timing of payments; therefore, we do not consider such activities to be economic concessions to the borrowers. As of March 31, 2013 and December 31, 2012, we had $33.0 million and $33.4 million of mortgage loans, respectively, in which the modification was not considered a TDR due to the insignificant delay in the timing of payments. Approximately 4% and 8% of these loans were classified as nonperforming as of March 31, 2013 and December 31, 2012, respectively.

We continue to review the mortgage loan portfolio in order to identify loans to be repurchased by the originator. Our review is primarily focused on identifying loans with violations of transaction representations and warranties or material misrepresentation on the part of the seller. Any loans identified with these deficiencies are submitted to the original seller for repurchase. During the first quarter of 2013, we agreed to a settlement with a third party mortgage originator specific to loans sold to us by this originator. A one-time payment of $12.5 million was agreed upon to satisfy in full all pending and future repurchase requests with this specific originator. We applied the full amount in the first quarter of 2013 to the allowance for loan losses, resulting in a corresponding reduction to net charge-offs as well as provision for loan losses. Approximately $14.5 million of loans were repurchased by or settled with the original sellers for the three months ended March 31, 2013. A total of $421.0 million of loans have been repurchased by the original sellers, including global settlements, since we actively started reviewing our purchased loan portfolio beginning in 2008.

CONCENTRATIONS OF CREDIT RISK

Loans

We track and review factors to predict and monitor credit risk in the mortgage loan portfolio on an ongoing basis. These factors include: loan type, estimated current loan-to-value (“LTV”)/combined loan-to-value (“CLTV”) ratios, delinquency history, documentation type, borrowers’ current credit scores, housing prices, loan vintage and geographic location of the property. In economic conditions in which housing prices generally appreciate, we believe that loan type, LTV/CLTV ratios, documentation type and credit scores are the key factors in determining future loan performance. In a housing market with declining home prices and less credit available for refinance, we believe the LTV/CLTV ratio becomes a more important factor in predicting and monitoring credit risk. These factors are updated on at least a quarterly basis. We track and review delinquency status to predict and monitor credit risk in the consumer and other loan portfolio on at least a quarterly basis.

The home equity loan portfolio is primarily second lien loans on residential real estate properties, which have a higher level of credit risk than first lien mortgage loans. Approximately 15% of the home equity loan portfolio was in the first lien position as of March 31, 2013. We hold both the first and second lien positions in less than 1% of the home equity loan portfolio. The home equity loan portfolio consists of approximately 21% of home equity installment loans and approximately 79% of home equity lines of credit.

Home equity installment loans are primarily fixed rate and fixed term, fully amortizing loans that do not offer the option of an interest-only payment. The majority of home equity lines of credit convert to amortizing loans at the end of the draw period, which typically ranges from five to ten years. At March 31, 2013, the majority of the home equity line of credit portfolio had not converted from the interest-only draw period to an amortizing loan. In addition, approximately 80% of the home equity line of credit portfolio will not begin amortizing until after 2014. However, during the year ended December 31, 2012, approximately 40% of our borrowers made voluntary annual principal payments of at least $500 on their home equity lines of credit and approximately half of those borrowers reduced their principal balance by at least $2,500 during the year ended December 31, 2012. The following table outlines when home equity lines of credit convert to amortizing for the home equity line of credit portfolio as of March 31, 2013:

Period of Conversion to Amortizing Loan	% of Home Equity Line of Credit Portfolio
Already amortizing	9%
Through December 31, 2013	4%
Year ending December 31, 2014	7%
Year ending December 31, 2015	26%
Year ending December 31, 2016	41%
Year ending December 31, 2017	13%

Additionally, in the current and anticipated interest rate environment, we do not expect interest rate resets to be a material driver of credit costs in the near future. As of March 31, 2013, a total of $2.5 billion of one- to four-family loans had already reset for the first time and another $2.2 billion were expected to reset for the first time in the next five years. We expect approximately $1.9 billion in one- to four-family loans that have already reset to experience another interest rate reset in the remainder of 2013. We estimate that less than 1% of all one- to four-family loans expected to reset in the remainder of 2013 will experience a payment increase of more than 10% and nearly 80% are expected to reset to a lower payment in the remainder of 2013. The following table outlines the percentage of one- to four-family loans that have reset and are expected to reset for the first time as of March 31, 2013:

Period of First Interest Rate Reset	% of Total One- to Four-Family First Resets
Already reset	54%
Through December 31, 2013	2%
Year ending December 31, 2014	5%
Year ending December 31, 2015	5%
Year ending December 31, 2016	15%
Year ending December 31, 2017	19%

The following tables show the distribution of the mortgage loan portfolios by credit quality indicator (dollars in millions):

	One- to Four-Family		Home Equity
Current LTV/CLTV (1)	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
<=80%	$1,419.4	$1,324.2	$954.8	$927.5
80%-100%	1,434.9	1,404.4	800.0	776.2
100%-120%	1,141.0	1,231.5	899.7	932.0
>120%	1,221.8	1,482.1	1,366.6	1,587.7

Total mortgage loans receivable	$5,217.1	$5,442.2	$4,021.1	$4,223.4

Average estimated current LTV/CLTV (2)	104.7%	108.1%	111.0%	113.8%
Average LTV/CLTV at loan origination (3)	71.3%	71.2%	79.4%	79.4%

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

(3)	Average LTV/CLTV at loan origination calculations are based on LTV/CLTV at time of purchase for one- to four-family purchased loans and undrawn balances for home equity loans.

	One- to Four-Family		Home Equity
Documentation Type	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Full documentation	$2,211.1	$2,317.9	$2,057.0	$2,166.5
Low/no documentation	3,006.0	3,124.3	1,964.1	2,056.9

Total mortgage loans receivable	$5,217.1	$5,442.2	$4,021.1	$4,223.4

	One- to Four-Family		Home Equity
Current FICO (1)	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
>=720	$2,658.5	$2,819.5	$2,105.4	$2,238.3
719 - 700	487.3	498.1	410.1	417.9
699 - 680	416.8	425.5	333.7	345.8
679 - 660	320.8	347.2	268.8	279.7
659 - 620	442.7	494.0	355.5	370.3
<620	891.0	857.9	547.6	571.4

Total mortgage loans receivable	$5,217.1	$5,442.2	$4,021.1	$4,223.4

(1)

FICO scores are updated on a quarterly basis; however, as of March 31, 2013 and December 31, 2012, there were some loans for which the updated FICO scores were not available. The current FICO distribution as of March 31, 2013 included original FICO scores for approximately $115 million and $12 million of one- to four-family and home equity loans, respectively. The current FICO distribution as of December 31, 2012 included original FICO scores for approximately $121 million and $20 million of one- to four-family and home equity loans, respectively.

	One- to Four-Family		Home Equity
Vintage Year	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
2003 and prior	$179.9	$190.4	$201.1	$218.2
2004	491.8	514.3	337.1	359.7
2005	1,043.3	1,095.1	1,078.3	1,131.3
2006	2,041.9	2,123.4	1,876.8	1,962.9
2007	1,456.2	1,515.0	519.0	542.2
2008	4.0	4.0	8.8	9.1

Total mortgage loans receivable	$5,217.1	$5,442.2	$4,021.1	$4,223.4

Average age of mortgage loans receivable (years)	6.9	6.7	7.2	6.9

	One- to Four-Family		Home Equity
Geographic Location	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
California	$2,465.3	$2,568.7	$1,271.6	$1,333.3
New York	369.5	386.4	298.2	313.1
Florida	349.4	368.3	284.2	298.9
Virginia	229.1	235.0	182.5	192.1
Other states	1,803.8	1,883.8	1,984.6	2,086.0

Total mortgage loans receivable	$5,217.1	$5,442.2	$4,021.1	$4,223.4

Approximately 40% of the Company’s real estate loans were concentrated in California at both March 31, 2013 and December 31, 2012. No other state had concentrations of real estate loans that represented 10% or more of the Company’s real estate portfolio.

Allowance for Loan Losses

The allowance for loan losses is management’s estimate of probable losses inherent in the loan portfolio as of the balance sheet date. The estimate of the allowance for loan losses is based on a variety of quantitative and qualitative factors, including the composition and quality of the portfolio; delinquency levels and trends; current and historical charge-off and loss experience; our historical loss mitigation experience; the condition of the real estate market and geographic concentrations within the loan portfolio; the interest rate climate; the overall availability of housing credit; and general economic conditions. The allowance for loan losses is typically equal to management’s forecast of loan losses in the twelve months following the balance sheet date as well as the forecasted losses, including economic concessions to borrowers, over the estimated remaining life of loans modified as TDRs. The general allowance for loan losses also included a qualitative component to account for a variety of factors that are not directly considered in the quantitative loss model but are factors we believe may impact the level of credit losses. The qualitative component was $60 million and $44 million at March 31, 2013 and December 31, 2012, respectively.

The following table presents the allowance for loan losses by major loan category (dollars in millions):

	One- to Four-Family		Home Equity		Consumer and Other		Total
	Allowance	Allowance as a % of Loans Receivable(1)	Allowance	Allowance as a % of Loans Receivable(1)	Allowance	Allowance as a % of Loans Receivable(1)	Allowance	Allowance as a % of Loans Receivable(1)
March 31, 2013	$161.0	3.07%	$263.1	6.49%	$30.9	4.13%	$455.0	4.53%
December 31, 2012	$183.9	3.37%	$257.3	6.04%	$39.5	4.62%	$480.7	4.54%

(1)	Allowance as a percentage of loans receivable is calculated based on the gross loans receivable for each respective category.

During the three months ended March 31, 2013, the allowance for loan losses decreased by $25.7 million from the level at December 31, 2012, primarily driven by improving credit trends and loan portfolio run-off. The following table shows the trend of the ratio of the general allowance for loan losses, excluding the qualitative component, to loans that are 90+ days delinquent excluding modified TDRs (dollars in millions):

	Total 90+ Days Delinquent Loans, Excluding Modified TDRs	General Allowance for Loan Losses Before Qualitative Component	Coverage Ratio
March 31, 2013	$310.0	$247.3	80%
December 31, 2012	$348.7	$265.2	76%
September 30, 2012	$383.3	$276.5	72%
June 30, 2012	$432.6	$290.4	67%
March 31, 2012	$520.9	$326.6	63%

Troubled Debt Restructurings

TDRs include loan modifications completed under our programs that involve granting an economic concession to a borrower experiencing financial difficulty, as well as loans that have been charged-off based on the estimated current value of the underlying property less estimated selling costs due to bankruptcy notification. As of March 31, 2013, we had $206.7 million net investment of TDRs that had been charged-off due to bankruptcy notification, $108.1 million of which were classified as performing.

The following table shows the TDRs by delinquency category as of March 31, 2013 and December 31, 2012 (dollars in millions):

	TDRs Current	TDRs 30-89 Days Delinquent	TDRs 90-179 Days Delinquent	TDRs 180+ Days Delinquent	Total Recorded Investment in TDRs
March 31, 2013
One- to four-family	$915.9	$115.5	$60.1	$125.0	$1,216.5
Home equity	228.3	17.5	9.7	19.5	275.0

Total	$1,144.2	$133.0	$69.8	$144.5	$1,491.5

December 31, 2012
One- to four-family	$927.6	$118.8	$48.6	$134.1	$1,229.1
Home equity	231.9	17.6	7.9	19.6	277.0

Total	$1,159.5	$136.4	$56.5	$153.7	$1,506.1

TDRs on accrual status, which are current and have made six or more consecutive payments, were $942.4 million and $981.4 million at March 31, 2013 and December 31, 2012, respectively.

Troubled Debt Restructurings—Loan Modifications

The following table shows TDR loan modifications by delinquency category as of March 31, 2013 and December 31, 2012 (dollars in millions):

	Modifications Current	Modifications 30-89 Days Delinquent	Modifications 90-179 Days Delinquent	Modifications 180+ Days Delinquent	Total Recorded Investment in Modifications
March 31, 2013
One- to four-family	$830.6	$105.0	$54.1	$80.2	$1,069.9
Home equity	187.2	14.0	6.8	6.9	214.9

Total	$1,017.8	$119.0	$60.9	$87.1	$1,284.8

December 31, 2012
One- to four-family	$838.0	$105.2	$43.9	$79.1	$1,066.2
Home equity	195.0	15.1	6.2	7.1	223.4

Total	$1,033.0	$120.3	$50.1	$86.2	$1,289.6

Included in allowance for loan losses was a specific valuation allowance of $148.1 million and $171.4 million that was established for modifications at March 31, 2013 and December 31, 2012, respectively. The specific valuation allowance for these individually impaired loans represents the forecasted losses over the remaining life of the loan, including the economic concession to the borrower. The following table shows TDR loan modifications and the specific valuation allowance by loan portfolio as well as the percentage of total expected losses as of March 31, 2013 and December 31, 2012 (dollars in millions):

	Recorded Investment in Modifications before Charge-offs	Charge-offs	Recorded Investment in Modifications	Specific Valuation Allowance	Net Investment in Modifications	Specific Valuation Allowance as a % of Modifications	Total Expected Losses
March 31, 2013
One- to four-family	$1,391.1	$(321.1)	$1,070.0	$(81.7)	$988.3	8%	29%
Home equity	370.8	(156.0)	214.8	(66.4)	148.4	31%	60%

Total	$1,761.9	$(477.1)	$1,284.8	$(148.1)	$1,136.7	12%	35%

December 31, 2012
One- to four-family	$1,383.3	$(317.1)	$1,066.2	$(89.7)	$976.5	8%	29%
Home equity	382.6	(159.2)	223.4	(81.7)	141.7	37%	63%

Total	$1,765.9	$(476.3)	$1,289.6	$(171.4)	$1,118.2	13%	37%

The recorded investment in TDR loan modifications includes the charge-offs related to certain loans that were written down to the estimated current value of the underlying property less estimated costs to sell. These charge-offs were recorded on modified loans that were delinquent in excess of 180 days or in bankruptcy and on TDRs when certain characteristics of the loan, including CLTV, borrower’s credit and type of modification, cast substantial doubt on the borrower’s ability to repay the loan. The total expected loss on TDR loan modifications includes both the previously recorded charge-offs and the specific valuation allowance. Total expected losses on TDR loan modifications decreased slightly from 37% at December 31, 2012 to 35% at March 31, 2013.

Net Charge-offs

The following table provides an analysis of the allowance for loan losses and net charge-offs for the three months ended March 31, 2013 and 2012 (dollars in millions):

	Charge-offs	Recoveries(1)	Net Charge-offs	% of Average Loans (Annualized)
Three Months Ended March 31, 2013
One- to four-family	$(18.8)	$12.5	$(6.3)	0.47%
Home equity	(57.4)	7.9	(49.5)	4.65%
Consumer and other	(16.2)	3.6	(12.6)	6.10%

Total	$(92.4)	$24.0	$(68.4)	2.63%

Three Months Ended March 31, 2012
One- to four-family	$(90.5)	$—	$(90.5)	5.61%
Home equity	(225.0)	9.8	(215.2)	15.90%
Consumer and other	(12.9)	3.0	(9.9)	3.64%

Total	$(328.4)	$12.8	$(315.6)	9.74%

(1)	Recoveries include the impact of mortgage originator settlements.

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

Net charge-offs for the three months ended March 31, 2013 compared to the same period in 2012 decreased by $247.2 million. During the first quarter of 2012, we completed an evaluation of certain programs and practices that were designed in accordance with guidance from our former regulator, the OTS, which resulted in loan modification policies and procedures being aligned with the guidance from the OCC and a significant increase in charge-offs during the first quarter of 2012. Net charge-offs for the three months ended March 31, 2013 included a $12.5 million benefit recorded from a settlement with a third party mortgage originator during the first quarter of 2013. The timing and magnitude of charge-offs are affected by many factors and we anticipate variability from quarter to quarter while continuing to see a downward trend over the long term.

Nonperforming Assets

We classify loans as nonperforming when they are no longer accruing interest, which includes loans that are 90 days and greater past due, TDRs that are on nonaccrual status for all classes of loans and certain junior liens that have a delinquent senior lien. The following table shows the comparative data for nonperforming loans and assets (dollars in millions):

	March 31, 2013	December 31, 2012
One- to four-family	$644.4	$639.1
Home equity	223.9	247.5
Consumer and other	2.0	6.4

Total nonperforming loans	870.3	893.0
REO and other repossessed assets, net	58.1	71.2

Total nonperforming assets, net	$928.4	$964.2

Nonperforming loans receivable as a percentage of gross loans receivable	8.67%	8.44%
One- to four-family allowance for loan losses as a percentage of one- to four-family nonperforming loans	24.98%	28.77%
Home equity allowance for loan losses as a percentage of home equity nonperforming loans	117.51%	103.96%
Consumer and other allowance for loan losses as a percentage of consumer and other nonperforming loans	1545.00%	617.19%
Total allowance for loan losses as a percentage of total nonperforming loans	52.28%	53.83%

During the three months ended March 31, 2013, nonperforming assets, net decreased $35.8 million to $928.4 million when compared to December 31, 2012. This was attributed primarily to a decrease in home equity nonperforming loans driven by improving credit trends.

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

	March 31, 2013	December 31, 2012
One- to four-family	$99.9	$94.7
Home equity	52.5	64.2
Consumer and other loans	2.0	6.2

Total loans delinquent 90-179 days	$154.4	$165.1

Loans delinquent 90-179 days as a percentage of gross loans receivable	1.54%	1.56%

In addition to nonperforming assets, we monitor loans in which a borrower’s current credit history casts doubt on their ability to repay a loan. We classify loans as special mention when they are between 30 and 89 days past due. The following table shows the comparative data for special mention loans (dollars in millions):

	March 31, 2013	December 31, 2012
One- to four-family	$220.2	$233.8
Home equity	76.1	89.3
Consumer and other loans	15.8	19.1

Total special mention loans	$312.1	$342.2

Special mention loans receivable as a percentage of gross loans receivable	3.11%	3.23%

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

During the three months ended March 31, 2013, special mention loans decreased by $30.1 million to $312.1 million and are down 69% from their peak of $1.0 billion as of December 31, 2008. This decrease was largely due to a decrease in both one- to four-family and home equity special mention loans. While the level of special mention loans can fluctuate significantly in any given period, we believe the continued decrease is an encouraging sign regarding the future credit performance of the mortgage loan portfolio.

Securities

We focus primarily on security type and credit rating to monitor credit risk in our securities portfolios. The table below details the amortized cost of municipal bonds, corporate bonds and non-agency debt securities by average credit ratings and type of asset as of March 31, 2013 and December 31, 2012 (dollars in millions):

March 31, 2013	AAA	AA	A	BBB	Below Investment Grade and Non-Rated	Total
Municipal bonds and corporate bonds	$10.3	$19.9	$—	$5.5	$—	$35.7
Non-agency CMOs	—	—	—	—	21.1	21.1

Total	$10.3	$19.9	$—	$5.5	$21.1	$56.8

December 31, 2012	AAA	AA	A	BBB	Below Investment Grade and Non-Rated	Total
Municipal bonds and corporate bonds	$10.3	$19.9	$—	$5.5	$—	$35.7
Non-agency CMOs	3.9	3.0	7.4	8.2	237.6	260.1

Total	$14.2	$22.9	$7.4	$13.7	$237.6	$295.8

We also held $22.3 billion and $22.5 billion of agency mortgage-backed securities and CMOs, agency debentures and agency debt securities at March 31, 2013 and December 31, 2012, respectively. We consider securities backed by the U.S. government or its agencies to have low credit risk as the long-term debt rating of the U.S. government is AA+ by S&P and AAA by Moody’s and Fitch.

Certain non-agency CMOs were other-than-temporarily impaired as a result of the deterioration in the expected credit performance of the underlying loans in those specific securities. As of March 31, 2013, we held approximately $21.1 million in amortized cost of non-agency CMOs that had been other-than-temporarily impaired. We recorded $1.2 million and $3.5 million of net impairment for the three months ended March 31, 2013 and 2012, respectively, related to other-than-temporarily impaired non-agency CMOs. During the three months ended March 31, 2013, we sold $230.5 million amortized cost of available-for-sale non-agency CMOs as part of our focus to reduce risk and deleverage the balance sheet. Further declines in the performance of our remaining non-agency CMO portfolio could result in additional impairments in future periods.

SUMMARY OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in conformity with GAAP. Note 1–Organization, Basis of Presentation and Summary of Significant Accounting Policies of Item 8. Financial Statements and Supplementary Data in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 contains a summary of our significant accounting policies, many of which require the use of estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes for the periods presented. We believe that of our significant accounting policies, the following are noteworthy because they are based on estimates and assumptions that require complex and subjective judgments by management: allowance for loan losses; valuation of goodwill and other intangible assets; estimates of effective tax rates, deferred taxes and valuation allowance; classification and valuation of certain investments; accounting for derivative instruments; and fair value measurements. Changes in these estimates or assumptions could materially impact our financial condition and results of operations and actual results could differ from our estimates. These policies are more fully described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

FCA—United Kingdom Financial Conduct Authority.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion about market risk disclosure includes forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of certain factors, including, but not limited to, those set forth in Item 1A. Risk Factors in the Annual Report on Form 10-K for the year ended December 31, 2012.

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

Exposure to interest rate risk is dependent upon the distribution and composition of interest-earning assets, interest-bearing liabilities and derivatives. The differing risk characteristics of each product are managed to mitigate our exposure to interest rate fluctuations. At March 31, 2013, 90% of our total assets were enterprise interest-earning assets.

At March 31, 2013, approximately 64% of total assets were residential real estate loans and available-for-sale and held-to-maturity mortgage-backed securities. The values of these assets are sensitive to changes in interest rates, as well as expected prepayment levels. As interest rates increase, fixed rate residential mortgages and mortgage-backed securities tend to exhibit lower prepayments. The inverse is true in a falling rate environment.

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

Derivative Instruments

We use derivative instruments to help manage interest rate risk. Interest rate swaps involve the exchange of fixed-rate and variable-rate interest payments between two parties based on a contractual underlying notional amount, but do not involve the exchange of the underlying notional amounts. Option products are utilized primarily to decrease the market value changes resulting from the prepayment dynamics of the mortgage portfolio, as well as to protect against increases in funding costs. The types of options employed include Cap Options (“Caps”), Floor Options (“Floors”), “Payor Swaptions” and “Receiver Swaptions”. Caps mitigate the market risk associated with increases in interest rates while Floors mitigate the risk associated with decreases in market interest rates. Similarly, Payor and Receiver Swaptions mitigate the market risk associated with the respective increases and decreases in interest rates. See derivative instruments discussion in Note 6—Accounting for Derivative Instruments and Hedging Activities in Item 1. Consolidated Financial Statements (Unaudited).

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

The EVE method is used at the E*TRADE Bank level and not for the Company. The ALCO monitors E*TRADE Bank’s interest rate risk position. E*TRADE Bank had nearly 100% of enterprise interest-earning assets at both March 31, 2013 and December 31, 2012, respectively, and held 99% of enterprise interest-bearing liabilities at both March 31, 2013 and December 31, 2012, respectively. The sensitivity of EVE at March 31, 2013 and December 31, 2012 and the limits established by E*TRADE Bank’s Board of Directors are listed below (dollars in millions):

Parallel Change in Interest Rates (basis points)(1)	Change in EVE
	March 31, 2013		December 31, 2012
	Amount	Percentage(2)	Amount	Percentage(2)	Board Limit
+300	$(618.8)	(14.7)%	$(446.3)	(11.1)%	(25)%
+200	$(313.0)	(7.4)%	$(168.5)	(4.2)%	(15)%
+100	$(68.3)	(1.6)%	$23.6	0.6%	(10)%
-100	$(155.8)	(3.7)%	$(175.6)	(4.4)%	(10)%

(1)

On March 31, 2013 and December 31, 2012, the yield for the three-month treasury bill was 0.07% and 0.05%, respectively. As a result, the requirements of the EVE model were temporarily modified, resulting in the removal of the minus 200 and 300 basis points scenarios for the periods ended March 31, 2013 and December 31, 2012.

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

PART I-FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Revenue:
Operating interest income	$300,060	$362,261
Operating interest expense	(58,731)	(77,409)

Net operating interest income	241,329	284,852

Commissions	100,732	107,431
Fees and service charges	32,510	31,998
Principal transactions	21,746	24,146
Gains on loans and securities, net	15,680	34,906
Other-than-temporary impairment (“OTTI”)	(568)	(12,634)
Less: noncredit portion of OTTI recognized into (out of) other comprehensive income (before tax)	(597)	9,102

Net impairment	(1,165)	(3,532)
Other revenues	9,033	9,596

Total non-interest income	178,536	204,545

Total net revenue	419,865	489,397

Provision for loan losses	42,650	71,947
Operating expense:
Compensation and benefits	95,651	92,278
Advertising and market development	36,584	47,588
Clearing and servicing	31,644	34,555
FDIC insurance premiums	29,291	28,362
Professional services	17,302	20,335
Occupancy and equipment	17,516	17,854
Communications	18,514	19,120
Depreciation and amortization	23,048	22,239
Amortization of other intangibles	6,067	6,296
Facility restructuring and other exit activities	7,569	(424)
Other operating expenses	12,349	18,036

Total operating expense	295,535	306,239

Income before other income (expense) and income tax expense	81,680	111,211
Other income (expense):
Corporate interest income	13	14
Corporate interest expense	(28,620)	(45,125)
Equity in income (loss) of investments and other	4,294	(106)

Total other income (expense)	(24,313)	(45,217)

Income before income tax expense	57,367	65,994
Income tax expense	22,243	3,403

Net income	$35,124	$62,591

Basic earnings per share	$0.12	$0.22
Diluted earnings per share	$0.12	$0.22
Shares used in computation of per share data:
Basic	286,626	285,478
Diluted	291,696	290,017

See accompanying notes to consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Net income	$35,124	$62,591
Other comprehensive income
Available-for-sale securities:
OTTI, net(1)	352	7,889
Noncredit portion of OTTI reclassification (into) out of other comprehensive income, net(2)	371	(5,684)
Unrealized gains (losses), net(3)	(6,037)	36,175
Reclassification into earnings, net(4)	(9,791)	(21,816)

Net change from available-for-sale securities	(15,105)	16,564

Cash flow hedging instruments:
Unrealized gains, net(5)	5,975	8,396
Reclassification into earnings, net(6)	20,128	19,327

Net change from cash flow hedging instruments	26,103	27,723

Foreign currency translation gains (losses), net	(6)	725

Other comprehensive income	10,992	45,012

Comprehensive income	$46,116	$107,603

(1)	Amounts are net of benefit from income taxes of $0.2 million and $4.7 million for the three months ended March 31, 2013 and 2012, respectively.
(2)	Amounts are net of provision for income taxes of $0.2 million and benefit from income taxes of $3.4 million for the three months ended March 31, 2013 and 2012, respectively.
(3)	Amounts are net of benefit from income taxes of $3.7 million and provision for income taxes of $21.8 million for the three months ended March 31, 2013 and 2012, respectively.
(4)	Amounts are net of provision for income taxes of $6.0 million and $13.1 million for the three months ended March 31, 2013 and 2012, respectively.
(5)	Amounts are net of provision for income taxes of $3.8 million and $5.2 million for the three months ended March 31, 2013 and 2012, respectively.
(6)	Amounts are net of benefit from income taxes of $12.8 million and $11.9 million for the three months ended March 31, 2013 and 2012, respectively.

See accompanying notes to the consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(In thousands, except share data)

(Unaudited)

	March 31,	December 31,
	2013	2012
ASSETS
Cash and equivalents	$1,507,722	$2,761,494
Cash required to be segregated under federal or other regulations	318,817	376,898
Trading securities	100,538	101,270
Available-for-sale securities	12,676,378	13,443,020
Held-to-maturity securities (fair value of $10,173,470 at March 31, 2013 and $9,910,496 at December 31, 2012)	9,856,513	9,539,948
Margin receivables	5,748,626	5,804,041
Loans receivable, net (net of allowance for loan losses of $455,032 at March 31, 2013 and $480,751 at December 31, 2012)	9,585,286	10,098,723
Investment in FHLB stock	61,400	67,400
Property and equipment, net	278,266	288,170
Goodwill	1,934,232	1,934,232
Other intangibles, net	254,555	260,622
Other assets	2,643,981	2,710,921

Total assets	$44,966,314	$47,386,739

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$25,877,748	$28,392,552
Securities sold under agreements to repurchase	4,459,421	4,454,661
Customer payables	5,084,337	4,964,922
FHLB advances and other borrowings	1,265,489	1,260,916
Corporate debt	1,765,905	1,764,982
Other liabilities	1,561,587	1,644,236

Total liabilities	40,014,487	42,482,269

Commitments and contingencies (see Note 13)
Shareholders’ equity:
Common stock, $0.01 par value, shares authorized: 400,000,000 at March 31, 2013 and December 31, 2012, shares issued and outstanding: 286,776,149 at March 31, 2013 and 286,114,334 at December 31, 2012	2,868	2,861
Additional paid-in-capital (“APIC”)	7,320,491	7,319,257
Accumulated deficit	(2,072,596)	(2,107,720)
Accumulated other comprehensive loss	(298,936)	(309,928)

Total shareholders’ equity	4,951,827	4,904,470

Total liabilities and shareholders’ equity	$44,966,314	$47,386,739

See accompanying notes to the consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2012	286,114	$2,861	$7,319,257	$(2,107,720)	$(309,928)	$4,904,470
Net income	—	—	—	35,124	—	35,124
Other comprehensive income	—	—	—	—	10,992	10,992
Exercise of stock options and related tax effects	12	—	(3,624)	—	—	(3,624)
Issuance of restricted stock, net of forfeitures and retirements to pay taxes	650	7	(4,458)	—	—	(4,451)
Share-based compensation	—	—	9,316	—	—	9,316

Balance, March 31, 2013	286,776	$2,868	$7,320,491	$(2,072,596)	$(298,936)	$4,951,827

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2011	285,368	$2,854	$7,306,862	$(1,995,137)	$(386,629)	$4,927,950
Net income	—	—	—	62,591	—	62,591
Other comprehensive income	—	—	—	—	45,012	45,012
Exercise of stock options and related tax effects	2	—	(3,078)	—	—	(3,078)
Issuance of restricted stock, net of forfeitures and retirements to pay taxes	306	3	(1,457)	—	—	(1,454)
Share-based compensation	—	—	4,873	—	—	4,873
Other	—	—	7	—	—	7

Balance, March 31, 2012	285,676	$2,857	$7,307,207	$(1,932,546)	$(341,617)	$5,035,901

See accompanying notes to the consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$35,124	$62,591
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	42,650	71,947
Depreciation and amortization (including discount amortization and accretion)	113,472	92,738
Net impairment and gains on loans and securities, net	(14,515)	(31,374)
Equity in (income) loss of investments and other	(4,294)	106
Share-based compensation	9,316	4,873
Deferred taxes	17,683	(66,569)
Other	481	1,188
Net effect of changes in assets and liabilities:
Decrease (increase) in cash required to be segregated under federal or other regulations	58,081	(136,091)
Decrease (increase) in margin receivables	55,415	(459,535)
Increase in customer payables	119,415	115,355
Proceeds from sales of loans held-for-sale	2,010	93,071
Originations of loans held-for-sale	—	(95,348)
Net decrease (increase) in trading securities	732	(4,372)
Decrease in other assets	101,486	126,049
(Decrease) increase in other liabilities	(77,590)	36,269

Net cash provided by (used in) operating activities	459,466	(189,102)

Cash flows from investing activities:
Purchases of available-for-sale securities	(1,976,909)	(3,928,003)
Proceeds from sales, maturities of and principal payments on available-for-sale securities	2,681,770	2,076,018
Purchases of held-to-maturity securities	(928,807)	(1,729,615)
Proceeds from maturities of and principal payments on held-to-maturity securities	593,911	162,227
Net decrease in loans receivable	414,304	445,434
Capital expenditures for property and equipment	(15,087)	(22,887)
Proceeds from sale of REO and repossessed assets	22,372	29,820
Net cash flow from derivatives hedging assets	3,747	(38,784)
Other	6,000	(2,147)

Net cash provided by (used in) investing activities	$801,301	$(3,007,937)

See accompanying notes to the consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS-(Continued)

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from financing activities:
Net (decrease) increase in deposits	$(2,514,805)	$3,121,381
Net increase in securities sold under agreements to repurchase	4,760	6,754
Advances from FHLB	170,000	820,000
Payments on advances from FHLB	(170,000)	(820,000)
Net cash flow from derivatives hedging liabilities	(4,475)	(9,210)
Other	(19)	(3,287)

Net cash (used in) provided by financing activities	(2,514,539)	3,115,638

Decrease in cash and equivalents	(1,253,772)	(81,401)
Cash and equivalents, beginning of period	2,761,494	2,099,839

Cash and equivalents, end of period	$1,507,722	$2,018,438

Supplemental disclosures:
Cash paid for interest	$39,034	$61,888
Cash paid for income taxes	$944	$3,608
Non-cash investing and financing activities:
Reclassification of loans held-for-investment to loans held-for-sale	$41,102	$—
Transfers from loans to other real estate owned and repossessed assets	$19,252	$24,915

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

Certain prior period items in these consolidated financial statements have been reclassified to conform to the current period presentation. These consolidated financial statements reflect all adjustments, which are all normal and recurring in nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. All prior periods have been adjusted to present gains on sales of investments, net and equity in income (loss) of investments and venture funds on a single line item, equity in income (loss) of investments and other, on the consolidated statement of income. These two line items were previously presented as separate line items on the consolidated statement of income.

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

Similarly, the Company reports gains on sales of investments, net separately from gains on loans and securities, net. The Company believes reporting these two items separately provides a clearer picture of the financial performance of its operations than would a presentation that combined these two items. Gains on loans and securities, net are the result of activities in the Company’s operations, namely its balance sheet management segment. Gains on sales of investments, net relate to investments of the Company at the corporate level and are not related to the ongoing business of the Company’s operating subsidiaries. Gains on sales of investments, net is reported in the equity in income (loss) of investments and other line item on the consolidated statement of income.

These consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2012.

Related Parties—Kenneth Griffin, President and CEO of Citadel, joined the Board of Directors on June 8, 2009 pursuant to a director nomination right granted to Citadel in 2007. During the periods presented, the Company routed a portion of its customer equity orders in exchange-listed options and Regulation NMS

Securities to an affiliate of Citadel for order handling and execution at current market rates. Payments for these customer equity orders represented approximately 1% of the Company’s total net revenue for both the three months ended March 31, 2013 and 2012, respectively.

Joseph M. Velli, Chairman and CEO of ConvergEx Group, joined the Board of Directors in January 2010. During the periods presented, the Company used ConvergEx Group for clearing and transfer agent services. Payments for these services represented less than 1% of the Company’s total operating expenses for the three months ended March 31, 2013 and 2012.

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

Financial Statement Descriptions and Related Accounting Policies

Margin Receivables—The fair value of securities that the Company received as collateral in connection with margin receivables and securities borrowing activities, where the Company is permitted to sell or re-pledge the securities, was approximately $8.2 billion as of both March 31, 2013 and December 31, 2012. Of this amount, $1.6 billion and $1.5 billion had been pledged or sold in connection with securities loans, bank borrowings and deposits with clearing organizations as of March 31, 2013 and December 31, 2012, respectively.

Offsetting Assets and Liabilities—Effective January 1, 2013, the Company adopted the amended disclosure guidance about offsetting certain assets and liabilities, which required additional information about derivative instruments, repurchase agreements and securities borrowing and securities lending transactions that are offset or subject to an enforceable master netting arrangement or similar agreement. For financial statement purposes, the Company does not offset derivative instruments, repurchase agreements or securities borrowing and securities lending transactions. The Company’s derivative instruments, repurchase agreements and securities borrowing and securities lending transactions are transacted under master agreements that are widely used by counterparties and that may allow for net settlements of payments in the normal course as well as offsetting of all contracts with a given counterparty in the event of bankruptcy or default of one of the two parties to the transaction; therefore, all of these transactions are presented in the amended disclosures. The following table presents information about these transactions to enable the users of the Company’s financial statements to evaluate the potential effect of rights of setoff between these recognized assets and recognized liabilities as of March 31, 2013 and December 31, 2012 (dollars in thousands):

				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Collateral Received or Pledged (Including Cash)	Net Amount
March 31, 2013
Assets:
Deposits paid for securities borrowed(1)(5)	$464,160	$—	$464,160	$(214,344)	$(241,039)	$8,777
Derivative assets(1)(3)	16,307	—	16,307	(15,122)	—	1,185

Total	$480,467	$—	$480,467	$(229,466)	$(241,039)	$9,962

Liabilities:
Repurchase agreements(4)	$4,459,421	$—	$4,459,421	$—	$(4,458,797)	$624
Deposits received for securities loaned(2)(6)	786,014	—	786,014	(214,344)	(521,386)	50,284
Derivative liabilities(2)(3)(4)	289,285	—	289,285	(15,122)	(274,163)	—

Total	$5,534,720	$—	$5,534,720	$(229,466)	$(5,254,346)	$50,908

December 31, 2012
Assets:
Deposits paid for securities borrowed(1)(5)	$407,331	$—	$407,331	$(142,410)	$(259,490)	$5,431
Derivative assets(1)(3)	14,734	—	14,734	(5,176)	(8,427)	1,131

Total	$422,065	$—	$422,065	$(147,586)	$(267,917)	$6,562

Liabilities:
Repurchase agreements(4)	$4,454,661	$—	$4,454,661	$—	$(4,454,659)	$2
Deposits received for securities loaned(2)(6)	735,720	—	735,720	(142,410)	(554,400)	38,910
Derivative liabilities(2)(3)(4)	328,464	—	328,464	(5,176)	(323,288)	—

Total	$5,518,845	$—	$5,518,845	$(147,586)	$(5,332,347)	$38,912

(1)	Net amounts presented in the consolidated balance sheet are reflected in the other assets line item.
(2)	Net amounts presented in the consolidated balance sheet are reflected in the other liabilities line item.
(3)	Excludes net accrued interest payable of $18.7 million and $14.1 million as of March 31, 2013 and December 31, 2012, respectively.
(4)

The Company pledges available-for-sale and held-to-maturity securities as collateral for amounts due on repurchase agreements and derivative liabilities. The collateral pledged included available-for-sale securities at fair value and held-to-maturity securities at amortized cost for both March 31, 2013 and December 31, 2012.

(5)

Included in the gross amounts of deposits paid for securities borrowed is $182.3 million and $93.9 million as of March 31, 2013 and December 31, 2012, respectively, transacted through a program with a clearing organization, which guarantees the return of cash to the Company. For presentation purposes, these amounts presented are based on the original counterparties to the Company’s master securities loan agreements.

(6)

Included in the gross amounts of deposits received for securities loaned is $475.0 million and $419.6 million as of March 31, 2013 and December 31, 2012, respectively, transacted through a program with a clearing organization, which guarantees the return of securities to the Company. For presentation purposes, these amounts presented are based on the original counterparties to the Company’s master securities loan agreements.

New Accounting and Disclosure Guidance—Below is the new accounting and disclosure guidance that relates to activities in which the Company is engaged.

Disclosures about Offsetting Assets and Liabilities

In December 2011, the FASB amended the disclosure guidance about offsetting assets and liabilities. The amended disclosure guidance will enable users of the Company’s financial statements to evaluate the effect or potential effect of netting arrangements on the Company’s financial position. This includes the effect or potential effect of rights of setoff between recognized assets and recognized liabilities within the scope of amended disclosure guidance, such as derivative instruments, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions. The amended disclosure guidance became effective for annual and interim periods beginning on January 1, 2013 for the Company and was applied retrospectively for all comparative periods presented. The Company’s disclosures reflect the adoption of the amended disclosure guidance in Financial Statement Descriptions and Related Accounting Policies section in Note 1—Organization, Basis of Presentation and Summary of Significant Accounting Policies.

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income

In February 2013, the FASB amended the presentation guidance on the reporting of amounts reclassified out of accumulated other comprehensive income. The amended guidance does not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the guidance amends the presentation of the amounts reclassified out of accumulated other comprehensive income by component. In addition, the amended guidance requires the presentation, either on the face of the statement where net income is presented or in the notes, of significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The amended guidance became effective for annual and interim periods beginning on January 1, 2013 for the Company and was applied prospectively. The Company’s disclosures reflect the adoption of the amended presentation guidance in Note 10—Shareholders’ Equity.

NOTE 2—OPERATING INTEREST INCOME AND OPERATING INTEREST EXPENSE

The following table shows the components of operating interest income and operating interest expense (dollars in thousands):

	Three Months Ended March 31,
	2013	2012
Operating interest income:
Loans	$106,669	$139,501
Available-for-sale securities	64,005	105,661
Held-to-maturity securities	58,069	53,406
Margin receivables	54,447	47,990
Securities borrowed and other	16,870	15,703

Total operating interest income	300,060	362,261

Operating interest expense:
Securities sold under agreements to repurchase	(36,703)	(40,764)
FHLB advances and other borrowings	(16,930)	(25,422)
Deposits	(3,153)	(8,342)
Customer payables and other	(1,945)	(2,881)

Total operating interest expense	(58,731)	(77,409)

Net operating interest income	$241,329	$284,852

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

Residential Mortgage-backed Securities

The Company’s residential mortgage-backed securities portfolio was comprised of agency mortgage-backed securities and CMOs, which represented the majority of the portfolio, and non-agency CMOs. Agency mortgage-backed securities and CMOs are guaranteed by U.S. government sponsored and federal agencies. All of the Company’s non-agency CMOs were backed by first lien mortgages and were below investment grade or non-rated as of March 31, 2013. The weighted average coupon rates for the residential mortgage-backed securities as of March 31, 2013 are shown in the following table:

Weighted Average Coupon Rate
Agency mortgage-backed securities	3.16%
Agency CMOs	3.47%
Non-agency CMOs	3.43%

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

Non-agency CMOs were valued using market and income approaches with market observable data, including recent market transactions when available. The valuations of non-agency CMOs reflect the Company’s best estimate of what market participants would consider in pricing the financial instruments. The Company considers the price transparency for non-agency CMOs to be a key determinant of the degree of judgment involved in determining the fair value. As of March 31, 2013, the Company’s non-agency CMOs were categorized in Level 3 of the fair value hierarchy. The Company’s portfolio management group determines the fair value measurements using a discounted cash flow methodology for non-agency CMOs on a monthly basis with market observable data to the extent available. The fair value measurements, valuation techniques and level classification methodology are reviewed and compared to prior periods on a quarterly basis by management from the finance, credit, enterprise risk management and compliance departments.

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

The following table presents additional information about the underlying loans and significant inputs used in discounted cash flow methodologies for the valuation of non-agency CMOs that were categorized in Level 3 of the fair value hierarchy as of March 31, 2013:

	Weighted Average	Range
Underlying loans:
Coupon rate	3.07%	2.86% - 6.42%
Maturity (years)	21	20 - 25
Significant inputs:
Yield	4%	3% - 10%
Default rate(1)	19%	4% - 53%
Loss severity	38%	16% - 66%
Prepayment rate	8%	3% - 24%

(1)	The default rate reflects the implied rate necessary to equate market price to the book yield given the market credit assumption.

Other Debt Securities

The fair value measurements of agency debt securities were determined using market and income approaches along with the Company’s own trading activities for identical or similar instruments and were categorized in Level 2 of the fair value hierarchy.

The Company’s municipal bonds are revenue bonds issued by state and other local government agencies. The valuation of corporate bonds is impacted by the credit worthiness of the corporate issuer. The majority of the Company’s municipal bonds and corporate bonds were rated investment grade as of March 31, 2013. These securities were valued using a market approach with pricing service valuations corroborated by recent market transactions for identical or similar bonds. Municipal bonds and corporate bonds were categorized in Level 2 of the fair value hierarchy.

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

Real estate owned and loans receivable that have been subject to fair value measurement requirements are evaluated and reviewed on a quarterly basis in accordance with policies and procedures that were designed to be in compliance with guidance from the Company’s regulators. These policies and procedures govern the frequency of the review, the use of acceptable valuation methods, and the consideration of estimated selling costs.

The following table presents additional information about significant unobservable inputs used in the valuation of assets measured at fair value on a nonrecurring basis that were categorized in Level 3 of the fair value hierarchy as of March 31, 2013 (dollars in thousands):

	Unobservable Inputs	Average	Range
One- to four-family	Appraised value	$367	$25 — $2,150
Home equity	Appraised value	$264	$8 — $1,475
Real estate owned	Appraised value	$273	$13 — $1,000

Recurring and Nonrecurring Fair Value Measurements

Assets and liabilities measured at fair value at March 31, 2013 and December 31, 2012 are summarized in the following tables (dollars in thousands):

	Level 1	Level 2	Level 3	Total Fair Value
March 31, 2013:
Recurring fair value measurements:
Assets
Trading securities	$99,576	$962	$—	$100,538
Available-for-sale securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	—	11,429,270	—	11,429,270
Non-agency CMOs	—	—	14,054	14,054

Total residential mortgage-backed securities	—	11,429,270	14,054	11,443,324

Investment securities:
Agency debentures	—	604,484	—	604,484
Agency debt securities	—	592,717	—	592,717
Municipal bonds	—	31,453	—	31,453
Corporate bonds	—	4,400	—	4,400

Total investment securities	—	1,233,054	—	1,233,054

Total available-for-sale securities	—	12,662,324	14,054	12,676,378

Other assets:
Derivative assets(1)	—	16,307	—	16,307
Deposits with clearing organizations(2)	30,999	—	—	30,999

Total other assets measured at fair value on a recurring basis	30,999	16,307	—	47,306

Total assets measured at fair value on a recurring basis(3)	$130,575	$12,679,593	$14,054	$12,824,222

Liabilities
Derivative liabilities(1)	$—	$289,285	$—	$289,285
Securities sold, not yet purchased	96,604	249	—	96,853

Total liabilities measured at fair value on a recurring basis(3)	$96,604	$289,534	$—	$386,138

Nonrecurring fair value measurements:(4)
Loans receivable:
One- to four-family	$—	$—	$113,355	$113,355
Home equity	—	—	26,708	26,708

Total loans receivable	—	—	140,063	140,063
REO	—	—	29,522	29,522

Total assets measured at fair value on a nonrecurring basis	$—	$—	$169,585	$169,585

(1)	All derivative assets and liabilities are interest rate contracts. Information related to derivative instruments is detailed in Note 6—Accounting for Derivative Instruments and Hedging Activities.
(2)	Represents U.S. Treasury securities held by a broker-dealer subsidiary.
(3)	Assets and liabilities measured at fair value on a recurring basis represented 29% and 1% of the Company’s total assets and total liabilities, respectively.
(4)

Represents the fair value of assets prior to deducting estimated selling costs that were carried on the consolidated balance sheet as of March 31, 2013, and for which a fair value measurement was recorded during the period.

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

The following table presents the losses associated with the assets measured at fair value on a nonrecurring basis during the three months ended March 31, 2013 and 2012 (dollars in thousands):

	Three Months Ended March 31,
	2013	2012
One- to four-family	$15,875	$100,347
Home equity	18,852	151,825

Total losses on loans receivable measured at fair value	$34,727	$252,172

Losses on REO measured at fair value	$896	$4,296

Transfers Between Levels 1 and 2

For assets and liabilities measured at fair value on a recurring basis, the Company’s transfers between levels of the fair value hierarchy are deemed to have occurred at the beginning of the reporting period on a quarterly basis. The Company’s transfers of securities owned and securities sold, not yet purchased between Level 1 and 2 are generally driven by trading activities of those securities during the period. The Company had no material transfers between Level 1 and 2 during the three months ended March 31, 2013 and 2012.

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

The following tables present additional information about Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended March 31, 2013 and 2012 (dollars in thousands):

Available-for-sale Securities
Non-agency CMOs
Opening balance, January 1, 2013	$49,495
Losses recognized in earnings(1)	(1,165)
Net gains recognized in other comprehensive income(2)	1,716
Sales	(34,949)
Settlements	(1,043)

Closing balance, March 31, 2013	$14,054

(1)	Losses recognized in earnings were related to instruments held at March 31, 2013 and are reported in the net impairment line item.
(2)	Net gains recognized in other comprehensive income are reported in the net change from available-for-sale securities line item.

Available-for-sale Securities
Non-agency CMOs
Opening balance, January 1, 2012	$97,106
Losses recognized in earnings(1)	(2,753)
Net gains recognized in other comprehensive income(2)	31
Settlements	(4,182)
Transfer in to Level 3(3)(4)	53,639
Transfer out of Level 3(3)(5)	(61,572)

Closing balance, March 31, 2012	$82,269

(1)	Losses recognized in earnings were related to instruments held at March 31, 2012 and are reported in the net impairment line item.
(2)	Net gains recognized in other comprehensive income are reported in the net change from available-for-sale securities line item.
(3)	The Company’s transfers in and out of Level 3 are as of the beginning of the reporting period on a quarterly basis.
(4)	Non-agency CMOs transferred in to Level 3 due to a lack of observable market data, resulting from a decrease in market activity for the securities.
(5)	Non-agency CMOs transferred out of Level 3 because observable market data became available for those securities.

The Company’s transfers of certain non-agency CMOs in and out of Level 3 are generally driven by changes in price transparency for the securities. Financial instruments for which actively quoted prices or pricing parameters are available will have a higher degree of price transparency than financial instruments that are thinly traded or not quoted. As of March 31, 2013, less than 1% of the Company’s total assets and none of its total liabilities represented instruments measured at fair value on a recurring basis categorized as Level 3.

Fair Value of Financial Instruments Not Carried at Fair Value

The following table summarizes the carrying values, fair values and fair value hierarchy level classification of financial instruments that are not carried at fair value on the consolidated balance sheet at March 31, 2013 and December 31, 2012 (dollars in thousands):

	March 31, 2013
	Carrying Value	Level 1	Level 2		Level 3	Total Fair Value
Assets
Cash and equivalents	$1,507,722	$1,507,722		$—	$—	$1,507,722
Cash required to be segregated under federal or other regulations	$318,817	$318,817		$—	$—	$318,817
Held-to-maturity securities:
Agency mortgage-backed securities and CMOs	$8,106,185	$—		$8,356,974	$—	$8,356,974
Agency debentures	163,439	—		169,602	—	169,602
Agency debt securities	1,586,889	—		1,646,894	—	1,646,894

Total held-to-maturity securities	$9,856,513	$—		$10,173,470	$—	$10,173,470

Margin receivables	$5,748,626	$—		$5,748,626	$—	$5,748,626
Loans receivable, net:
One- to four-family	$5,078,187	$—		$—	$4,499,149	$4,499,149
Home equity	3,789,974	—		—	3,484,719	3,484,719
Consumer and other	717,125	—		—	738,760	738,760

Total loans receivable, net(1)	$9,585,286	$—		$—	$8,722,628	$8,722,628

Investment in FHLB stock	$61,400	$—	$		$61,400	$61,400
Liabilities
Deposits	$25,877,748	$—		$25,878,474	$—	$25,878,474
Securities sold under agreement to repurchase	$4,459,421	$—		$4,497,790	$—	$4,497,790
Customer payables	$5,084,337	$—		$5,084,337	$—	$5,084,337
FHLB advances and other borrowings	$1,265,489	$—		$926,244	$206,600	$1,132,844
Corporate debt	$1,765,905	$—		$1,889,139	$—	$1,889,139

(1)	The carrying value of loans receivable, net includes the allowance for loan losses of $455.0 million and loans that are valued at fair value on a nonrecurring basis as of March 31, 2013.

	December 31, 2012
	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash and equivalents	$2,761,494	$2,761,494	$—	$—	$2,761,494
Cash required to be segregated under federal or other regulations	$376,898	$376,898	$—	$—	$376,898
Held-to-maturity securities:
Agency mortgage-backed securities and CMOs	$7,887,555	$—	$8,182,064	$—	$8,182,064
Agency debentures	163,434	—	169,769	—	169,769
Agency debt securities	1,488,959	—	1,558,663	—	1,558,663

Total held-to-maturity securities	$9,539,948	$—	$9,910,496	$—	$9,910,496

Margin receivables	$5,804,041	$—	$5,804,041	$—	$5,804,041
Loans receivable, net:
One- to four-family	$5,281,702	$—	$—	$4,561,821	$4,561,821
Home equity	4,002,486	—	—	3,551,357	3,551,357
Consumer and other	814,535	—	—	838,721	838,721

Total loans receivable, net(1)	$10,098,723	$—	$—	$8,951,899	$8,951,899

Investment in FHLB stock	$67,400	$—	$—	$67,400	$67,400
Liabilities
Deposits	$28,392,552	$—	$28,394,400	$—	$28,394,400
Securities sold under agreement to repurchase	$4,454,661	$—	$4,493,463	$—	$4,493,463
Customer payables	$4,964,922	$—	$4,964,922	$—	$4,964,922
FHLB advances and other borrowings	$1,260,916	$—	$926,750	$196,765	$1,123,515
Corporate debt	$1,764,982	$—	$1,837,736	$—	$1,837,736

(1)	The carrying value of loans receivable, net includes the allowance for loan loss of $480.7 million and loans that are valued at fair value on a nonrecurring basis as of December 31, 2012.

The fair value measurement techniques for financial instruments not carried at fair value on the consolidated balance sheet at March 31, 2013 and December 31, 2012 are summarized as follows:

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

NOTE 4—AVAILABLE-FOR-SALE AND HELD-TO-MATURITY SECURITIES

The amortized cost basis and fair value of available-for-sale and held-to-maturity securities at March 31, 2013 and December 31, 2012 are shown in the following tables (dollars in thousands):

	Amortized Cost	Gross Unrealized / Unrecognized Gains	Gross Unrealized / Unrecognized Losses	Fair Value
March 31, 2013:
Available-for-sale securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$11,252,894	$212,231	$(35,855)	$11,429,270
Non-agency CMOs	21,062	1,473	(8,481)	14,054

Total residential mortgage-backed securities	11,273,956	213,704	(44,336)	11,443,324

Investment securities:
Agency debentures	596,692	8,047	(255)	604,484
Agency debt securities	580,264	13,389	(936)	592,717
Municipal bonds	30,235	1,218	—	31,453
Corporate bonds	5,478	—	(1,078)	4,400

Total investment securities	1,212,669	22,654	(2,269)	1,233,054

Total available-for-sale securities	$12,486,625	$236,358	$(46,605)	$12,676,378

Held-to-maturity securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$8,106,185	$261,782	$(10,993)	$8,356,974
Investment securities:
Agency debentures	163,439	6,163	—	169,602
Agency debt securities	1,586,889	62,338	(2,333)	1,646,894

Total investment securities	1,750,328	68,501	(2,333)	1,816,496

Total held-to-maturity securities	$9,856,513	$330,283	$(13,326)	$10,173,470

	Amortized Cost	Gross Unrealized / Unrecognized Gains	Gross Unrealized / Unrecognized Losses	Fair Value
December 31, 2012:
Available-for-sale securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$11,881,185	$232,905	$(16,792)	$12,097,298
Non-agency CMOs	260,064	4,362	(29,263)	235,163

Total residential mortgage-backed securities	12,141,249	237,267	(46,055)	12,332,461

Investment securities:
Agency debentures	515,990	12,434	(428)	527,996
Agency debt securities	525,408	21,354	—	546,762
Municipal bonds	30,235	1,111	—	31,346
Corporate bonds	5,478	—	(1,023)	4,455

Total investment securities	1,077,111	34,899	(1,451)	1,110,559

Total available-for-sale securities	$13,218,360	$272,166	$(47,506)	$13,443,020

Held-to-maturity securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$7,887,555	$301,686	$(7,177)	$8,182,064
Investment securities:
Agency debentures	163,434	6,335	—	169,769
Agency debt securities	1,488,959	69,705	(1)	1,558,663

Total investment securities	1,652,393	76,040	(1)	1,728,432

Total held-to-maturity securities	$9,539,948	$377,726	$(7,178)	$9,910,496

Contractual Maturities

The contractual maturities of all available-for-sale and held-to-maturity debt securities at March 31, 2013 are shown below (dollars in thousands):

	Amortized Cost	Fair Value
Available-for-sale securities:
Due within one to five years	$62,094	$63,915
Due within five to ten years	1,266,374	1,281,083
Due after ten years	11,158,157	11,331,380

Total available-for-sale securities	$12,486,625	$12,676,378

Held-to-maturity securities:
Due within one year	$84	$83
Due within one to five years	488,161	513,562
Due within five to ten years	2,821,346	2,972,697
Due after ten years	6,546,922	6,687,128

Total held-to-maturity securities	$9,856,513	$10,173,470

The Company pledged $2.6 billion and $2.8 billion at March 31, 2013 and December 31, 2012, respectively, of available-for-sale securities and $3.0 billion and $2.9 billion at March 31, 2013 and December 31, 2012, respectively, of held-to-maturity securities as collateral for repurchase agreements, derivatives and other purposes.

Investments with Unrecognized or Unrealized Losses

The following tables show the fair value and unrealized or unrecognized losses on available-for-sale and held-to-maturity securities, aggregated by investment category, and the length of time that individual securities have been in a continuous unrealized or unrecognized loss position at March 31, 2013 and December 31, 2012 (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized / Unrecognized Losses	Fair Value	Unrealized / Unrecognized Losses	Fair Value	Unrealized / Unrecognized Losses
March 31, 2013:
Available-for-sale securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$2,914,594	$(30,738)	$541,537	$(5,117)	$3,456,131	$(35,855)
Non-agency CMOs	—	—	11,317	(8,481)	11,317	(8,481)
Investment securities:
Agency debentures	108,117	(255)	—	—	108,117	(255)
Agency debt securities	199,065	(936)	—	—	199,065	(936)
Corporate bonds	—	—	4,400	(1,078)	4,400	(1,078)

Total temporarily impaired available-for-sale securities	$3,221,776	$(31,929)	$557,254	$(14,676)	$3,779,030	$(46,605)

Held-to-maturity securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$1,868,969	$(10,929)	$65,687	$(64)	$1,934,656	$(10,993)
Agency debt securities	322,701	(2,333)	—	—	322,701	(2,333)

Total temporarily impaired held-to-maturity securities	$2,191,670	$(13,262)	$65,687	$(64)	$2,257,357	$(13,326)

December 31, 2012:
Available-for-sale securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$2,588,947	$(16,680)	$16,337	$(112)	$2,605,284	$(16,792)
Non-agency CMOs	—	—	198,635	(29,263)	198,635	(29,263)
Investment securities:
Agency debentures	62,786	(428)	—	—	62,786	(428)
Corporate bonds	—	—	4,455	(1,023)	4,455	(1,023)

Total temporarily impaired available-for-sale securities	$2,651,733	$(17,108)	$219,427	$(30,398)	$2,871,160	$(47,506)

Held-to-maturity securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$1,240,008	$(6,937)	$2,427	$(240)	$1,242,435	$(7,177)
Agency debt securities	84	(1)	—	—	84	(1)

Total temporarily impaired held-to-maturity securities	$1,240,092	$(6,938)	$2,427	$(240)	$1,242,519	$(7,178)

The Company does not believe that any individual unrealized loss in the available-for-sale or unrecognized loss in the held-to-maturity portfolio as of March 31, 2013 represents a credit loss. The credit loss component is the difference between the security’s amortized cost basis and the present value of its expected future cash flows, and is recognized in earnings. The noncredit loss component is the difference between the present value of its expected future cash flows and the fair value and is recognized through other comprehensive income. The Company assessed whether it intends to sell, or whether it is more likely than not that the Company will be required to sell a security before recovery of its amortized cost basis. For debt securities that are considered other-than-temporarily impaired and that the Company does not intend to sell as of the balance sheet date and will not be required to sell prior to recovery of its amortized cost basis, the Company determines the amount of the impairment that is related to credit and the amount due to all other factors.

The majority of the unrealized or unrecognized losses on mortgage-backed securities are attributable to changes in interest rates and a re-pricing of risk in the market. Agency mortgage-backed securities and CMOs, agency debentures and agency debt securities are guaranteed by U.S. government sponsored and federal agencies. Municipal bonds and corporate bonds are evaluated by reviewing the credit-worthiness of the issuer and general market conditions. The Company does not intend to sell the securities in an unrealized or unrecognized loss position as of the balance sheet date and it is not more likely than not that the Company will be required to sell the debt securities before the anticipated recovery of its remaining amortized cost of the securities in an unrealized or unrecognized loss position at March 31, 2013.

The majority of the Company’s available-for-sale and held-to-maturity portfolio consists of residential mortgage-backed securities. For residential mortgage-backed securities, the Company calculates the credit portion of OTTI by comparing the present value of the expected future cash flows with the amortized cost basis of the security. The expected future cash flows are determined using the remaining contractual cash flows adjusted for future credit losses. The estimate of expected future credit losses includes the following assumptions: 1) expected default rates based on current delinquency trends, foreclosure statistics of the underlying mortgages and loan documentation type; 2) expected loss severity based on the underlying loan characteristics, including loan-to-value, origination vintage and geography; and 3) expected loan prepayments and principal reduction based on current experience and existing market conditions that may impact the future rate of prepayments. The expected cash flows of the security are then discounted at the interest rate used to recognize interest income on the security to arrive at the present value amount. The following table presents a summary of the significant inputs considered for securities that were other-than-temporarily impaired as of March 31, 2013:

	March 31, 2013
	Weighted Average	Range
Default rate(1)	7%	4% - 25%
Loss severity	51%	45% - 70%
Prepayment rate	6%	2% - 8%

(1)	Represents the expected default rate for the next twelve months.

The following table presents a roll forward for the three months ended March 31, 2013 and 2012 of the credit loss component on debt securities held by the Company that had a noncredit loss recognized in other comprehensive income and had a credit loss recognized in earnings (dollars in thousands):

	Three Months Ended March 31,
	2013	2012
Credit loss balance, beginning of period	$186,722	$202,945
Additions:
Subsequent credit impairment	1,165	3,532
Securities sold	(23,393)	—

Credit loss balance, end of period(1)	$164,494	$206,477

(1)

The credit loss balance at March 31, 2013 included $113.7 million of credit losses associated with debt securities that have been factored to zero, but the Company still holds legal title to these securities until maturity or until they are sold.

Within the securities portfolio, the highest concentration of credit risk is the non-agency CMO portfolio. As of March 31, 2013, the Company held approximately $21.1 million in amortized cost of non-agency CMO securities that had been other-than-temporarily impaired as a result of deterioration in the expected credit performance of the underlying loans in the securities. The following table shows the components of net impairment for the three months ended March 31, 2013 and 2012 (dollars in thousands):

	Three Months Ended March 31,
	2013	2012
Other-than-temporary impairment (“OTTI”)	$(568)	$(12,634)
Less: noncredit portion of OTTI recognized into (out of) other comprehensive income (before tax)	(597)	9,102

Net impairment	$(1,165)	$(3,532)

Gains on Loans and Securities, Net

The detailed components of the gains on loans and securities, net line item on the consolidated statement of income for the three months ended March 31, 2013 and 2012 are as follows (dollars in thousands):

	Three Months Ended March 31,
	2013	2012
Gains (losses) on loans, net	$2	$(7)
Gains on securities, net
Gains on available-for-sale securities and other investments	24,192	34,937
Losses on available-for-sale securities and other investments	(8,401)	—
Gains on trading securities, net	—	1
Hedge ineffectiveness	(113)	(25)

Gains on securities, net	15,678	34,913

Gains on loans and securities, net	$15,680	$34,906

During the first quarter of 2013, the Company sold $230.5 million in amortized cost of its available-for-sale non-agency CMOs for proceeds of approximately $227 million, which resulted in a pre-tax net loss of $3.8 million.

NOTE 5—LOANS RECEIVABLE, NET

Loans receivable, net at March 31, 2013 and December 31, 2012 are summarized as follows (dollars in thousands):

	March 31,	December 31,
	2013	2012
One- to four-family	$5,217,118	$5,442,174
Home equity	4,021,046	4,223,461
Consumer and other	739,820	844,942

Total loans receivable	9,977,984	10,510,577
Unamortized premiums, net	62,334	68,897
Allowance for loan losses	(455,032)	(480,751)

Total loans receivable, net	$9,585,286	$10,098,723

At March 31, 2013, we pledged $7.8 billion and $0.7 billion of loans as collateral to the FHLB and Federal Reserve Bank, respectively. At December 31, 2012, we pledged $8.2 billion and $0.8 billion of loans as collateral to the FHLB and Federal Reserve Bank, respectively. Additionally, the Company’s entire loans receivable portfolio was serviced by other companies at March 31, 2013 and December 31, 2012.

The following table represents the breakdown of the total recorded investment in loans receivable and allowance for loan losses by loans that have been collectively evaluated for impairment and those that have been individually evaluated for impairment at March 31, 2013 and December 31, 2012 (dollars in thousands):

	Recorded Investment		Allowance for Loan Losses
	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Loans collectively evaluated for impairment	$8,548,789	$9,073,326	$306,926	$309,377
Loans individually evaluated for impairment (TDRs)	1,491,529	1,506,148	148,106	171,374

Total loans evaluated for impairment	$10,040,318	$10,579,474	$455,032	$480,751

Credit Quality

The Company tracks and reviews factors to predict and monitor credit risk in its mortgage loan portfolio on an ongoing basis. These factors include: loan type, estimated current LTV/CLTV ratios, delinquency history, documentation type, borrowers’ current credit scores, housing prices, loan vintage and geographic location of the property. In economic conditions in which housing prices generally appreciate, the Company believes that loan type, LTV/CLTV ratios, documentation type and credit scores are the key factors in determining future loan performance. In a housing market with declining home prices and less credit available for refinance, the Company believes the LTV/CLTV ratio becomes a more important factor in predicting and monitoring credit risk. The factors are updated on at least a quarterly basis. The Company tracks and reviews delinquency status to predict and monitor credit risk in the consumer and other loan portfolio on at least a quarterly basis.

The home equity loan portfolio is primarily second lien loans on residential real estate properties, which have a higher level of credit risk than first lien mortgage loans. Approximately 15% of the home equity portfolio was in the first lien position as of March 31, 2013. The Company holds both the first and second lien positions in less than 1% of the home equity loan portfolio. The home equity loan portfolio consists of approximately 21% of home equity installment loans and approximately 79% of home equity lines of credit.

Home equity installment loans are primarily fixed rate and fixed term, fully amortizing loans that do not offer the option of an interest-only payment. The majority of home equity lines of credit convert to amortizing loans at the end of the draw period, which typically ranges from five to ten years. At March 31, 2013, the majority of the home equity line of credit portfolio had not converted from the interest-only draw period to an amortizing loan. In addition, approximately 80% of the home equity line of credit portfolio will not begin amortizing until after 2014. The following table outlines when home equity lines of credit convert to amortizing for the home equity line of credit portfolio as of March 31, 2013:

Period of Conversion to Amortizing Loan	% of Home Equity Line of Credit Portfolio
Already amortizing	9%
Through December 31, 2013	4%
Year ending December 31, 2014	7%
Year ending December 31, 2015	26%
Year ending December 31, 2016	41%
Year ending December 31, 2017	13%

The following tables show the distribution of the Company’s mortgage loan portfolios by credit quality indicator at March 31, 2013 and December 31, 2012 (dollars in thousands):

	One- to Four-Family		Home Equity
Current LTV/CLTV (1)	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
<=80%	$1,419,410	$1,324,167	$954,727	$927,559
80%-100%	1,434,958	1,404,415	800,021	776,199
100%-120%	1,140,987	1,231,448	899,677	932,033
>120%	1,221,763	1,482,144	1,366,621	1,587,670

Total mortgage loans receivable	$5,217,118	$5,442,174	$4,021,046	$4,223,461

Average estimated current LTV/CLTV (2)	104.7%	108.1%	111.0%	113.8%
Average LTV/CLTV at loan origination (3)	71.3%	71.2%	79.4%	79.4%

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

(3)	Average LTV/CLTV at loan origination calculations are based on LTV/CLTV at time of purchase for one- to four-family purchased loans and undrawn balances for home equity loans.

	One- to Four-Family		Home Equity
	March 31,	December 31,	March 31,	December 31,
Documentation Type	2013	2012	2013	2012
Full documentation	$2,211,060	$2,317,933	$2,056,966	$2,166,554
Low/no documentation	3,006,058	3,124,241	1,964,080	2,056,907

Total mortgage loans receivable	$5,217,118	$5,442,174	$4,021,046	$4,223,461

	One- to Four-Family		Home Equity
	March 31,	December 31,	March 31,	December 31,
Current FICO (1)	2013	2012	2013	2012
>=720	$2,658,498	$2,819,541	$2,105,361	$2,238,296
719 - 700	487,307	498,057	410,098	417,926
699 - 680	416,784	425,474	333,653	345,771
679 - 660	320,761	347,219	268,817	279,765
659 - 620	442,735	494,021	355,500	370,282
<620	891,033	857,862	547,617	571,421

Total mortgage loans receivable	$5,217,118	$5,442,174	$4,021,046	$4,223,461

(1)

FICO scores are updated on a quarterly basis; however, as of March 31, 2013 and December 31, 2012, there were some loans for which the updated FICO scores were not available. The current FICO distribution as of March 31, 2013 included original FICO scores for approximately $115 million and $12 million of one- to four-family and home equity loans, respectively. The current FICO distribution as of December 31, 2012 included original FICO scores for approximately $121 million and $20 million of one- to four-family and home equity loans, respectively.

	One- to Four-Family		Home Equity
	March 31,	December 31,	March 31,	December 31,
Vintage Year	2013	2012	2013	2012
2003 and prior	$179,896	$190,407	$201,091	$218,182
2004	491,801	514,283	337,089	359,737
2005	1,043,288	1,095,047	1,078,272	1,131,341
2006	2,041,936	2,123,395	1,876,813	1,962,946
2007	1,456,194	1,515,020	519,019	542,203
2008	4,003	4,022	8,762	9,052

Total mortgage loans receivable	$5,217,118	$5,442,174	$4,021,046	$4,223,461

Average age of mortgage loans receivable (years)	6.9	6.7	7.2	6.9

	One- to Four-Family		Home Equity
	March 31,	December 31,	March 31,	December 31,
Geographic Location	2013	2012	2013	2012
California	$2,465,272	$2,568,709	$1,271,641	$1,333,317
New York	369,465	386,380	298,165	313,148
Florida	349,397	368,319	284,149	298,860
Virginia	229,137	235,019	182,488	192,143
Other states	1,803,847	1,883,747	1,984,603	2,085,993

Total mortgage loans receivable	$5,217,118	$5,442,174	$4,021,046	$4,223,461

Delinquent Loans

The following table shows total loans receivable by delinquency category as of March 31, 2013 and December 31, 2012 (dollars in thousands):

	Current	30-89 Days Delinquent	90-179 Days Delinquent	180+ Days Delinquent	Total
March 31, 2013
One- to four-family	$4,635,019	$220,208	$99,893	$261,998	$5,217,118
Home equity	3,850,935	76,101	52,535	41,475	4,021,046
Consumer and other	722,017	15,796	2,007	—	739,820

Total loans receivable	$9,207,971	$312,105	$154,435	$303,473	$9,977,984

December 31, 2012
One- to four-family	$4,834,915	$233,796	$94,652	$278,811	$5,442,174
Home equity	4,028,936	89,347	64,239	40,939	4,223,461
Consumer and other	819,468	19,101	6,178	195	844,942

Total loans receivable	$9,683,319	$342,244	$165,069	$319,945	$10,510,577

Nonperforming Loans

The Company classifies loans as nonperforming when they are no longer accruing interest. Nonaccrual loans include loans that are 90 days and greater past due, TDRs that are on nonaccrual status for all classes of loans and certain junior liens that have a delinquent senior lien. As of March 31, 2013, the Company had nonaccrual loans of $644.4 million, $223.9 million and $2.0 million for one- to four-family, home equity and consumer and other loans, respectively. As of December 31, 2012, the Company had nonaccrual loans of $639.1 million, $247.5 million and $6.4 million for one- to four-family, home equity and consumer and other loans, respectively.

Allowance for Loan Losses

The following table provides a roll forward by loan portfolio of the allowance for loan losses for the three months ended March 31, 2013 and 2012 (dollars in thousands):

	Three Months Ended March 31, 2013
	One- to Four-Family	Home Equity	Consumer and Other	Total
Allowance for loan losses, beginning of period	$183,937	$257,333	$39,481	$480,751
Provision for loan losses	(16,616)	55,248	4,018	42,650
Charge-offs	(18,786)	(57,409)	(16,241)	(92,436)
Recoveries	12,500	7,954	3,613	24,067

Charge-offs, net	(6,286)	(49,455)	(12,628)	(68,369)

Allowance for loan losses, end of period	$161,035	$263,126	$30,871	$455,032

	Three Months Ended March 31, 2012
	One- to Four- Family	Home Equity	Consumer and Other	Total
Allowance for loan losses, beginning of period	$314,187	$463,288	$45,341	$822,816
Provision for loan losses	15,867	42,977	13,103	71,947
Charge-offs	(90,452)	(225,075)	(12,881)	(328,408)
Recoveries	—	9,825	2,995	12,820

Charge-offs, net	(90,452)	(215,250)	(9,886)	(315,588)

Allowance for loan losses, end of period	$239,602	$291,015	$48,558	$579,175

During the three months ended March 31, 2013, the allowance for loan losses decreased by $25.7 million from $480.7 million at December 31, 2012. The general allowance for loan losses also included a qualitative component to account for a variety of factors that are not directly considered in the quantitative loss model but are factors the Company believes may impact the level of credit losses. The qualitative component was $60 million and $44 million at March 31, 2013 and December 31, 2012, respectively.

During the first quarter of 2013, the Company agreed to a settlement with a third party mortgage originator specific to loans sold to the Company by this originator. A one-time payment of $12.5 million was agreed upon to satisfy in full all pending and future repurchase requests with this specific originator. The full amount of the settlement was applied as recoveries to the allowance for loan losses in the first quarter of 2013, resulting in a corresponding reduction to net charge-offs as well as provision for loan losses.

Impaired Loans—Troubled Debt Restructurings

TDRs include loan modifications completed under the Company’s programs that involve granting an economic concession to a borrower experiencing financial difficulty, as well as loans that have been charged off based on the estimated current value of the underlying property less estimated selling costs due to bankruptcy notification. Upon being classified as a TDR, such loan is categorized as an impaired loan and is considered impaired until maturity regardless of whether the borrower performs under the terms of the loan. Impairment on TDRs is measured on an individual basis.

TDR loan modifications are accounted for as nonaccrual loans at the time of modification and return to accrual status after six consecutive payments are made in accordance with the modified terms. TDRs are classified as nonperforming until six consecutive payments have been made.

The unpaid principal balance in one- to four-family TDRs was $1.2 billion at both March 31, 2013 and December 31, 2012. For home equity loans, the recorded investment in TDRs represents the unpaid principal balance. As of March 31, 2013 the Company had $206.7 million recorded investment of TDRs that had been charged-off due to bankruptcy notification, $108.1 million of which were classified as performing. As of December 31, 2012 the Company had $216.6 million recorded investment of TDRs that had been charged-off due to bankruptcy notification, $119.2 million of which were classified as performing.

The following table shows a summary of the Company’s recorded investment in TDRs that were on accrual and nonaccrual status, in addition to the recorded investment of TDRs as of March 31, 2013 and December 31, 2012 (dollars in thousands):

		Nonaccrual TDRs
	Accrual TDRs(1)	Current(2)	30-89 Days Delinquent	90+ Days Delinquent	Recorded Investment in TDRs
March 31, 2013
One- to four-family	$748,986	$166,945	$115,571	$185,065	$1,216,567
Home equity	193,369	34,939	17,467	29,187	274,962

Total	$942,355	$201,884	$133,038	$214,252	$1,491,529

December 31, 2012
One- to four-family	$785,199	$142,373	$118,834	$182,719	$1,229,125
Home equity	196,199	35,750	17,634	27,440	277,023

Total	$981,398	$178,123	$136,468	$210,159	$1,506,148

(1)	Represents TDRs that are current and have made six or more consecutive payments.
(2)	Represents TDRs that are current but have not yet made six consecutive payments and certain junior lien TDRs that have a delinquent senior lien.

The following table shows the average recorded investment and interest income recognized both on a cash and accrual basis for the Company’s TDRs during the three months ended March 31, 2013 and 2012 (dollars in thousands):

	Average Recorded Investment		Interest Income Recognized
	Three Months Ended March 31,		Three Months Ended March 31,
	2013	2012	2013	2012
One- to four-family	$1,220,664	$990,961	$8,445	$8,093
Home equity	281,362	387,038	5,043	2,685

Total	$1,502,026	$1,377,999	$13,488	$10,778

Included in the allowance for loan losses was a specific valuation allowance of $148.1 million and $171.4 million that was established for TDRs at March 31, 2013 and December 31, 2012, respectively. The specific allowance for these individually impaired loans represents the forecasted losses over the estimated remaining life of the loan, including the economic concession to the borrower. The following table shows detailed information related to the Company’s loans that were modified in a TDR as of March 31, 2013 and December 31, 2012 (dollars in thousands):

	March 31, 2013			December 31, 2012
	Recorded Investment in TDRs	Specific Valuation Allowance	Net Investment in TDRs	Recorded Investment in TDRs	Specific Valuation Allowance	Net Investment in TDRs
With a recorded allowance:
One- to four-family	$480,141	$81,685	$398,456	$503,557	$89,684	$413,873
Home equity	$165,524	$66,421	$99,103	$185,133	$81,690	$103,443
Without a recorded allowance:(1)
One- to four-family	$736,426	$—	$736,426	$725,568	$—	$725,568
Home equity	$109,438	$—	$109,438	$91,890	$—	$91,890
Total:
One- to four-family	$1,216,567	$81,685	$1,134,882	$1,229,125	$89,684	$1,139,441
Home equity	$274,962	$66,421	$208,541	$277,023	$81,690	$195,333

(1)	Represents loans where the discounted cash flow analysis or collateral value is equal to or exceeds the recorded investment in the loan.

Troubled Debt Restructurings—Loan Modifications

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

The vast majority of the Company’s TDR loan modifications include an interest rate reduction in combination with another type of concession. The Company prioritizes the interest rate reduction modifications in combination with the following modification categories: principal forgiven, principal deferred and re-age/extension/capitalization of accrued interest. Each class is mutually exclusive in that if a modification had an interest rate reduction with principal forgiven and an extension, the modification would only show up in the principal forgiven column in the table below. The following tables provide the number of loans, post-modification balances immediately after being modified by major class, and the financial impact of modifications during the three months ended March 31, 2013 and 2012 (dollars in thousands):

	Three Months Ended March 31, 2013
		Interest Rate Reduction
	Number of Loans	Principal Forgiven	Principal Deferred	Re-age/ Extension/ Interest Capitalization	Other with Interest Rate Reduction	Other	Total
One- to four-family	93	$8,074	$2,301	$19,782	$831	$4,792	$35,780
Home equity	66	—	—	1,362	2,353	1,067	4,782

Total	159	$8,074	$2,301	$21,144	$3,184	$5,859	$40,562

	Three Months Ended March 31, 2012
		Interest Rate Reduction
	Number of Loans	Principal Forgiven	Principal Deferred	Re-age/ Extension/ Interest Capitalization	Other with Interest Rate Reduction	Other	Total
One- to four-family	179	$9,839	$9,393	$49,423	$3,808	$8,303	$80,766
Home equity	319	—	—	2,286	26,292	1,354	29,932

Total	498	$9,839	$9,393	$51,709	$30,100	$9,657	$110,698

	Three Months Ended March 31, 2013
	Financial Impact
	Principal Forgiven	Pre-Modification Weighted Average Interest Rate	Post-Modification Weighted Average Interest Rate
One- to four-family	$2,989	5.2%	2.3%
Home equity	—	4.5%	1.3%

Total	$2,989

	Three Months Ended March 31, 2012
	Financial Impact
	Principal Forgiven	Pre-Modification Weighted Average Interest Rate	Post-Modification Weighted Average Interest Rate
One- to four-family	$2,842	6.0%	2.5%
Home equity	8	4.2%	1.5%

Total	$2,850

The Company considers modifications that become 30 days past due to have experienced a payment default. The following table shows the recorded investment of modifications at March 31, 2013 and 2012 that experienced a payment default within 12 months after the modification for the three months ended March 31, 2013 and 2012 (dollars in thousands):

	Three Months Ended March 31, 2013		Three Months Ended March 31, 2012
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
One- to four-family(1)	54	$19,088	84	$35,182
Home equity(2)	24	1,117	118	7,189

Total	78	$20,205	202	$42,371

(1)

As of the three months ended March 31, 2013 and 2012, $3.0 million and $5.7 million, respectively, of the recorded investment in one- to four-family loans that had a payment default in the trailing 12 months were classified as current.

(2)

As of the three months ended March 31, 2013 and 2012, $0.2 million and $1.3 million, respectively, of the recorded investment in home equity loans that had a payment default in the trailing 12 months were classified as current.

The delinquency status is the primary measure the Company uses to evaluate the performance of TDR loan modifications. The following table shows the TDR loan modifications by delinquency category as of March 31, 2013 and December 31, 2012 (dollars in thousands):

	Modifications Current	Modifications 30-89 Days Delinquent	Modifications 90-179 Days Delinquent	Modifications 180+ Days Delinquent	Recorded Investment in Modifications
March 31, 2013
One- to four-family	$830,585	$105,032	$54,076	$80,234	$1,069,927
Home equity	187,208	14,023	6,772	6,856	214,859

Total	$1,017,793	$119,055	$60,848	$87,090	$1,284,786

December 31, 2012
One- to four-family	$838,020	$105,142	$43,905	$79,102	$1,066,169
Home equity	195,021	15,107	6,173	7,118	223,419

Total	$1,033,041	$120,249	$50,078	$86,220	$1,289,588

NOTE 6—ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company enters into derivative transactions primarily to protect against interest rate risk on the value of certain assets, liabilities and future cash flows. Cash flow hedges, which include a combination of interest rate swaps, forward-starting swaps and purchased options, including caps and floors, are used primarily to reduce the variability of future cash flows associated with existing variable-rate assets and liabilities and forecasted issuances of liabilities. Fair value hedges, which include interest rate swaps and swaptions, are used to offset exposure to changes in value of certain fixed-rate assets and liabilities. The Company also recognizes certain contracts and commitments as derivatives when the characteristics of those contracts and commitments meet the definition of a derivative. Each derivative is recorded on the consolidated balance sheet at fair value as a freestanding asset or liability. The following table summarizes the fair value amounts of derivatives designated as hedging instruments reported in the consolidated balance sheet at March 31, 2013 and December 31, 2012 (dollars in thousands):

		Fair Value
	Notional	Asset(1)	Liability(2)	Net(3)
March 31, 2013
Interest rate contracts:
Cash flow hedges:
Pay-fixed rate swaps	$2,430,000	$—	$(284,222)	$(284,222)
Purchased options	1,630,000	8,669	—	8,669

Total cash flow hedges	4,060,000	8,669	(284,222)	(275,553)

Fair value hedges:
Pay-fixed rate swaps	609,211	7,638	(5,063)	2,575

Total derivatives designated as hedging instruments(4)	$4,669,211	$16,307	$(289,285)	$(272,978)

December 31, 2012
Interest rate contracts:
Cash flow hedges:
Pay-fixed rate swaps	$2,205,000	$—	$(310,079)	$(310,079)
Purchased options	2,325,000	13,391	—	13,391

Total cash flow hedges	4,530,000	13,391	(310,079)	(296,688)

Fair value hedges:
Pay-fixed rate swaps	514,180	1,343	(18,385)	(17,042)

Total derivatives designated as hedging instruments(4)	$5,044,180	$14,734	$(328,464)	$(313,730)

(1)	Reflected in the other assets line item on the consolidated balance sheet.
(2)	Reflected in the other liabilities line item on the consolidated balance sheet.
(3)	Represents derivative assets net of derivative liabilities for disclosure purposes only.
(4)	All derivatives were designated as hedging instruments as of March 31, 2013 and December 31, 2012.

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

The future issuances of liabilities, including repurchase agreements, are largely dependent on the market demand and liquidity in the wholesale borrowings market. As of March 31, 2013, the Company believes the forecasted issuance of all debt in cash flow hedge relationships is probable. However, unexpected changes in market conditions in future periods could impact the ability to issue this debt. The Company believes the forecasted issuance of debt in the form of repurchase agreements is most susceptible to an unexpected change in market conditions.

The following table summarizes the effect of interest rate contracts designated and qualifying as hedging instruments in cash flow hedges on accumulated other comprehensive loss and on the consolidated statement of income for the three months ended March 31, 2013 and 2012 (dollars in thousands):

	For the Three Months Ended March 31,
	2013	2012
Gains on derivatives recognized in OCI (effective portion), net of tax	$5,975	$8,396
Losses reclassified from AOCI into earnings (effective portion), net of tax	$(20,128)	$(19,327)
Cash flow hedge ineffectiveness gains (losses) (1)	$(145)	$311

(1) The cash flow hedge ineffectiveness is reflected in the gains on loans and securities, net line item on the statement of consolidated income.

During the upcoming twelve months, the Company expects to include a pre-tax amount of approximately $134.1 million of net unrealized losses that are currently reflected in accumulated other comprehensive loss in net operating interest income as a yield adjustment in the same periods in which the related hedged items affect earnings. The maximum length of time over which transactions are hedged is 10 years.

The following table shows the balance in accumulated other comprehensive loss attributable to active and discontinued cash flow hedges at March 31, 2013 and December 31, 2012 (dollars in thousands):

	March 31, 2013	December 31, 2012
Accumulated other comprehensive loss balance (net of tax) related to:
Discontinued cash flow hedges	$(233,933)	$(247,983)
Active cash flow hedges	(192,305)	(204,358)

Total cash flow hedges	$(426,238)	$(452,341)

The following table shows the balance in accumulated other comprehensive loss attributable to cash flow hedges by type of hedged item at March 31, 2013 and December 31, 2012 (dollars in thousands):

	March 31, 2013	December 31, 2012
Repurchase agreements	$(544,246)	$(579,763)
FHLB advances	(137,010)	(146,253)
Home equity lines of credit	5,474	7,854
Other	393	116

Total balance of cash flow hedges, before tax	(675,389)	(718,046)
Tax benefit	249,151	265,705

Total balance of cash flow hedges, net of tax	$(426,238)	$(452,341)

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

The following table summarizes the effect of interest rate contracts designated and qualifying as hedging instruments in fair value hedges and related hedged items on the consolidated statement of income for the three months ended March 31, 2013, and 2012 (dollars in thousands):

	Three Months Ended March 31,
	2013			2012
	Hedging Instrument	Hedged Item	Hedge Ineffectiveness(1)	Hedging Instrument	Hedged Item	Hedge Ineffectiveness(1)
Agency debentures	$15,988	$(15,903)	$85	$31,848	$(30,117)	$1,731
Agency mortgage-backed securities	(104)	51	(53)	4,331	(4,331)	—
FHLB advances	—	—	—	(1,276)	(791)	(2,067)

Total gains (losses) included in earnings	$15,884	$(15,852)	$32	$34,903	$(35,239)	$(336)

(1)	Reflected in the gains on loans and securities, net line item on the consolidated statement of income.

NOTE 7—DEPOSITS

Deposits are summarized as follows (dollars in thousands):

	Amount		Weighted-Average Rate
	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Sweep deposits(1)	$18,923,113	$21,253,611	0.06%	0.05%
Complete savings deposits	4,827,371	4,981,615	0.01%	0.01%
Checking deposits	1,061,751	1,055,422	0.03%	0.03%
Other money market and savings deposits	974,854	995,188	0.01%	0.01%
Time deposits(2)	90,659	106,716	1.42%	1.75%

Total deposits(3)	$25,877,748	$28,392,552	0.05%	0.05%

(1)	A sweep product transfers brokerage customer balances to banking subsidiaries, which hold these funds as customer deposits in FDIC insured demand deposit and money market deposit accounts.
(2)	Time deposits represent certificates of deposit and brokered certificates of deposit.
(3)	As of March 31, 2013 and December 31, 2012, the Company had $119.3 million and $113.1 million in non-interest bearing deposits, respectively.

NOTE 8—SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND FHLB ADVANCES AND OTHER BORROWINGS

Securities sold under agreements to repurchase, FHLB advances and other borrowings at March 31, 2013 and December 31, 2012 are shown in the following table (dollars in thousands):

	Repurchase Agreements(1)	FHLB Advances and Other Borrowings		Total	Weighted Average Interest Rate
		FHLB Advances	Other
Due within one year	$3,509,421	$170,000	$1,170	$3,680,591	0.41%
Due between one and two years	100,000	100,000	180	200,180	1.04%
Due between two and three years	350,000	—	—	350,000	0.86%
Due between three and four years	500,000	250,000	—	750,000	1.44%
Due between four and five years	—	400,000	—	400,000	0.46%
Thereafter	—	—	427,747	427,747	2.97%

Subtotal	4,459,421	920,000	429,097	5,808,518	0.78%
Fair value hedge adjustments	—	35,134	—	35,134
Deferred costs	—	(118,742)	—	(118,742)

Total other borrowings at March 31, 2013	$4,459,421	$836,392	$429,097	$5,724,910	0.78%

Total other borrowings at December 31, 2012	$4,454,661	$831,749	$429,167	$5,715,577	0.83%

(1)	The maximum amount at any month end for repurchase agreements was $4.5 billion for the three months ended March 31, 2013 and $5.0 billion and for the year ended December 31, 2012.

NOTE 9—CORPORATE DEBT

Corporate debt at March 31, 2013 and December 31, 2012 is outlined in the following table (dollars in thousands):

	Face Value	Discount	Net
March 31, 2013
Interest-bearing notes:
6 3/4% Notes, due 2016	$435,000	$(5,319)	$429,681
6% Notes, due 2017	505,000	(4,364)	500,636
6 3/8% Notes, due 2019	800,000	(7,069)	792,931

Total interest-bearing notes	1,740,000	(16,752)	1,723,248
Non-interest-bearing debt:
0% Convertible debentures, due 2019	42,657	—	42,657

Total corporate debt	$1,782,657	$(16,752)	$1,765,905

	Face Value	Discount	Net
December 31, 2012
Interest-bearing notes:
6 3/4% Notes, due 2016	$435,000	$(5,738)	$429,262
6% Notes, due 2017	505,000	(4,601)	500,399
6 3/8% Notes, due 2019	800,000	(7,336)	792,664

Total interest-bearing notes	1,740,000	(17,675)	1,722,325
Non-interest-bearing debt:
0% Convertible debentures, due 2019	42,657	—	42,657

Total corporate debt	$1,782,657	$(17,675)	$1,764,982

NOTE 10—SHAREHOLDERS’ EQUITY

The activity in shareholders’ equity during the three months ended March 31, 2013 is summarized in the following table (dollars in thousands):

	Common Stock/ Additional Paid-In Capital	Accumulated Deficit/Other Comprehensive Loss	Total
Beginning balance, December 31, 2012	$7,322,118	$(2,417,648)	$4,904,470
Net income	—	35,124	35,124
Net change from available-for-sale securities	—	(15,105)	(15,105)
Net change from cash flow hedging instruments	—	26,103	26,103
Other(1)	1,241	(6)	1,235

Ending balance, March 31, 2013	$7,323,359	$(2,371,532)	$4,951,827

(1)	Other includes employee share-based compensation accounting and changes in accumulated other comprehensive loss from foreign currency translation.

Accumulated Other Comprehensive Loss

The following tables present after-tax changes in each component of accumulated other comprehensive loss (dollars in thousands):

	Available- for-sale Securities	Cash Flow Hedging Instruments	Foreign Currency Translation	Total
Beginning balance, December 31, 2012	$136,972	$(452,341)	$5,441	$(309,928)
Other comprehensive income (loss) before reclassifications	(5,314)	5,975	(6)	655
Amounts reclassified from accumulated other comprehensive loss	(9,791)	20,128	—	10,337

Net change	(15,105)	26,103	(6)	10,992

Ending balance, March 31, 2013	$121,867	$(426,238)	$5,435	$(298,936)

	Available- for-sale Securities	Cash Flow Hedging Instruments	Foreign Currency Translation	Total
Beginning balance, December 31, 2011	$68,330	$(457,953)	$2,994	$(386,629)
Other comprehensive income before reclassifications	38,380	8,396	725	47,501
Amounts reclassified from accumulated other comprehensive loss	(21,816)	19,327	—	(2,489)

Net change	16,564	27,723	725	45,012

Ending balance, March 31, 2012	$84,894	$(430,230)	$3,719	$(341,617)

The following table presents the income statement line items impacted by reclassifications out of accumulated other comprehensive loss during the three months ended March 31, 2013 (dollars in thousands):

Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss	Affected Line Items in the Income Statement
Available-for-sale securities:
	$15,765	Gains on loans and securities, net
	(5,974)	Tax expense

	$9,791	Reclassification into earnings, net

Cash flow hedging instruments:
	$2,377	Operating interest income
	(35,269)	Operating interest expense

	(32,892)	Reclassification into earnings, before tax
	12,764	Tax benefit

	$(20,128)	Reclassification into earnings, net

NOTE 11—EARNINGS PER SHARE

The following table is a reconciliation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2013	2012
Basic:
Net income	$35,124	$62,591

Basic weighted-average shares outstanding	286,626	285,478

Basic earnings per share	$0.12	$0.22

Diluted:
Net income	$35,124	$62,591

Basic weighted-average shares outstanding	286,626	285,478
Effect of dilutive securities:
Weighted-average convertible debentures	4,125	4,159
Weighted-average options and restricted stock issued to employees	945	380

Diluted weighted-average shares outstanding	291,696	290,017

Diluted earnings per share	$0.12	$0.22

As of March 31, 2013 and 2012, the Company excluded 2.7 million and 2.9 million shares, respectively, of stock options and restricted stock awards and units from the calculations of diluted earnings per share as the effect would have been anti-dilutive.

NOTE 12—REGULATORY REQUIREMENTS

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

As of March 31, 2013 and December 31, 2012, all of the Company’s broker-dealer subsidiaries met minimum net capital requirements. Total required net capital was $0.1 billion at both March 31, 2013 and December 31, 2012. In addition, the Company’s broker-dealer subsidiaries had excess net capital of $0.7 billion at both March 31, 2013 and December 31, 2012. The tables below summarize the minimum excess capital requirements for the Company’s broker-dealer subsidiaries at March 31, 2013 and December 31, 2012 (dollars in thousands):

	Required Net Capital	Net Capital	Excess Net Capital
March 31, 2013:
E*TRADE Clearing LLC(1)	$128,110	$654,097	$525,987
E*TRADE Securities LLC(1)	250	97,026	96,776
G1 Execution Services, LLC(2)	1,000	20,091	19,091
Other broker-dealers	4,888	33,879	28,991

Total	$134,248	$805,093	$670,845

December 31, 2012:
E*TRADE Clearing LLC(1)	$123,656	$658,968	$535,312
E*TRADE Securities LLC(1)	250	79,318	79,068
G1 Execution Services, LLC(2)	1,283	10,598	9,315
Other broker-dealers	4,639	36,070	31,431

Total	$129,828	$784,954	$655,126

(1)	Elected to use the Alternative method to compute net capital.
(2)	Elected to use the Aggregate Indebtedness method to compute net capital.

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

Quantitative measures established by regulation to ensure capital adequacy require E*TRADE Bank to meet minimum total capital, Tier 1 capital and Tier 1 leverage ratios. As shown in the table below, at both March 31,

2013 and December 31, 2012, E*TRADE Bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action. However, events beyond management’s control, such as a continued deterioration in residential real estate and credit markets, could adversely affect future earnings and E*TRADE Bank’s ability to meet its future capital requirements. E*TRADE Bank’s actual and required capital amounts and ratios at March 31, 2013 and December 31, 2012 are presented in the table below (dollars in thousands):

	Actual		Minimum Required to be Well Capitalized Under Prompt Corrective Action Provisions			Excess Capital
	Amount	Ratio	Amount		Ratio
March 31, 2013:
Total capital	$4,043,765	21.93%	>$	1,844,237	>10.00%	$2,199,528
Tier 1 capital	$3,809,682	20.66%	>$	1,106,542	>6.00%	$2,703,140
Tier 1 leverage	$3,809,682	9.26%	>$	2,057,339	>5.00%	$1,752,343
December 31, 2012:
Total capital	$4,009,540	20.61%	>$	1,945,669	>10.00%	$2,063,871
Tier 1 capital	$3,762,242	19.34%	>$	1,167,401	>6.00%	$2,594,841
Tier 1 leverage	$3,762,242	8.68%	>$	2,167,136	>5.00%	$1,595,106

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

On October 2, 2007, a class action complaint alleging violations of the federal securities laws was filed in the United States District Court for the Southern District of New York against the Company and its then Chief Executive Officer and Chief Financial Officer by Larry Freudenberg on his own behalf and on behalf of others similarly situated (the “Freudenberg Action”). On July 17, 2008, the trial court consolidated this action with four other purported class actions. Plaintiffs contended, among other things, that the value of the Company’s stock between April 19, 2006 and November 9, 2007 was artificially inflated because the defendants issued materially false and misleading statements and failed to disclose that the Company was experiencing a rise in delinquency rates in its mortgage and home equity portfolios; failed to timely record an impairment on its mortgage and home equity portfolios; materially overvalued its securities portfolio, which included assets backed by mortgages; and based on the foregoing, lacked a reasonable basis for the positive statements made about the Company’s earnings and prospects. The parties entered into a Stipulation of Settlement on May 17, 2012, which was submitted to the Court for approval. The settlement was approved by the Court and the class was certified by a final judgment and order of dismissal dated October 22, 2012. Under the terms of the settlement, the Company and its insurance carriers paid $79.0 million in return for full releases. Approximately $11.0 million of the total settlement figure was paid by the Company, which was expensed in the year ended December 31, 2011. As of January 14, 2013, all appeals and requests for attorneys’ fees have been resolved and the settlement is final.

Based upon the same facts and circumstances alleged in the Freudenberg consolidated actions discussed above, a verified shareholder derivative complaint was filed in the United States District Court for the Southern District of New York on October 4, 2007 by Catherine Rubery, against the Company and its then Chief Executive Officer, President/Chief Operating Officer, Chief Financial Officer and individual members of its board of directors. The Rubery complaint was consolidated with another shareholder derivative complaint brought by shareholder Marilyn Clark in the same court and against the same named defendants. On July 26, 2010, plaintiffs served their consolidated amended complaint, in which they also named the Company’s former Capital Markets Division President as a defendant. Plaintiffs allege, among other things, causes of action for breach of fiduciary duty, waste of corporate assets, unjust enrichment, and violation of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaint seeks, among other things, unspecified monetary damages in favor of the Company, changes to certain corporate governance procedures and various forms of injunctive relief. The parties agreed to settle this action and a Stipulation of Settlement was signed on October 2, 2012, which included an agreement to implement or maintain certain corporate governance procedures. The parties did not reach an agreement on the issue of plaintiffs’ attorneys’ fees, however. The Court preliminarily approved the Stipulation of Settlement on April 2, 2013 and set a final hearing date for September 13, 2013. The unresolved issue of plaintiffs’ attorneys’ fees will be addressed at the final hearing.

On August 15, 2008, Ronald M. Tate as trustee of the Ronald M. Tate Trust Dtd 4/13/88, and George Avakian filed an action in the United States District Court for the Southern District of New York against the Company and its then Chief Executive Officer and Chief Financial Officer based on the same facts and circumstances, and containing the same claims, as the Freudenberg consolidated actions discussed above. By agreement of the parties and approval of the court, the Tate action was consolidated with the Freudenberg consolidated actions for the purpose of pre-trial discovery. Plaintiffs seek to recover damages in an amount to be proven at trial, including interest, attorneys’ and expert fees and costs. The plaintiffs in this action moved for exclusion from the settlement class in Freudenberg. The Court granted that relief on October 11, 2012. Tate and Avakian filed an amended complaint on January 23, 2013, adding an additional claim under California law. The Company answered the amended complaint on March 13, 2013. The Company will continue to defend itself vigorously in this matter.

On May 16, 2011, Droplets Inc., the holder of two patents pertaining to user interface servers, filed a complaint in the U.S. District Court for the Eastern District of Texas against E*TRADE Financial Corporation, E*TRADE Securities LLC, E*TRADE Bank and multiple other unaffiliated financial services firms. Plaintiff contends that the defendants engaged in patent infringement under federal law. Plaintiff seeks unspecified damages and an injunction against future infringements, plus royalties, costs, interest and attorneys’ fees. On September 30, 2011, the Company and several co-defendants filed a motion to transfer the case to the Southern District of New York. Venue discovery occurred throughout December 2011. On January 1, 2012, a new judge was assigned to the case. On March 28, 2012, a change of venue was granted and the case has been transferred to the United States District Court for the Southern District of New York. The Company filed its answer and counterclaim on June 13, 2012 and plaintiff has moved to dismiss the counterclaim. The Company filed a motion for summary judgment. Plaintiffs sought to change venue back to the Eastern District of Texas on the theory that this case is one of several matters that should be consolidated in a single multi-district litigation. On December 12, 2012, the Multidistrict Litigation Panel denied the transfer of this action to Texas. By opinion dated April 4, 2013, the Court denied defendants’ motion for summary judgement and plaintiff’s motion to dismiss the counterclaims. The Company will continue to defend itself vigorously in this matter.

Several cases have been filed nationwide involving the April 2007 leveraged buyout (“LBO”) of the Tribune Company (“Tribune”) by Sam Zell, and the subsequent bankruptcy of Tribune. In William Niese et al. v. A.G. Edwards et al., in Superior Court of Delaware, New Castle County, former Tribune employees and retirees claimed that Tribune was actually insolvent at the time of the LBO and that the LBO constituted a fraudulent transaction that depleted the plaintiffs’ retirement plans, rendering them worthless. E*TRADE Clearing LLC, along with numerous other financial institutions, is a named defendant in this case, but has not been served with process. One of the defendants removed the action to federal district court in Delaware on July 1, 2011. In Deutsche Bank Trust Company Americas et al. v. Adaly Opportunity Fund et al., filed in the Supreme Court of New York, New York County on June 3, 2011, the Trustees of certain notes issued by Tribune allege wrongdoing in connection with the LBO. In particular the Trustees claim that the LBO constituted a constructive fraudulent transfer under various state laws. G1 Execution Services, LLC (formerly known as E*TRADE Capital Markets, LLC), along with numerous other financial institutions, is a named defendant in this case. In Deutsche Bank et al. v. Ohlson et al., filed in the U.S. District Court for the Northern District of Illinois, noteholders of Tribune asserted claims of constructive fraud and G1 Execution Services, LLC is a named defendant in this case. In EGI-TRB LLC et al. v. ABN-AMRO et al., filed in the Circuit Court of Cook County Illinois, creditors of Tribune assert fraudulent conveyance claims against multiple shareholder defendants and E*TRADE Clearing LLC is a named defendant in this case. There have been several motions filed by various parties to transfer venue and to consolidate these actions. The Company’s time to answer or otherwise respond to the complaints has been stayed pending further orders of the Court. The Court has set a motion schedule for omnibus motions to dismiss in 2013. Discovery remains stayed until the pending motions are resolved. A hearing on the motion to dismiss is set for May 24, 2013. The Company will defend itself vigorously in these matters.

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

Regulatory Matters

The securities and banking industries are subject to extensive regulation under federal, state and applicable international laws. From time to time, the Company has been threatened with or named as a defendant in lawsuits, arbitrations and administrative claims involving securities, banking and other matters. The Company is also subject to periodic regulatory audits and inspections. Compliance and trading problems that are reported to regulators, such as the SEC, FINRA or OCC by dissatisfied customers or others are investigated by such regulators, and may, if pursued, result in formal claims being filed against the Company by customers or disciplinary action being taken against the Company or its employees by regulators. Any such claims or disciplinary actions that are decided against the Company could have a material impact on the financial results of the Company or any of its subsidiaries.

On October 17, 2007, the SEC initiated an informal inquiry into matters related to the Company’s mortgage loan and mortgage-related securities investment portfolios. The Company is cooperating fully with the SEC in this matter.

During 2012, the Company completed a review of order handling practices and pricing for order flow between E*TRADE Securities LLC and G1 Execution Services, LLC. The Company is in the process of implementing changes to its practices and procedures recommended during that review and expects to complete them in the near future. Banking regulators and federal securities regulators were regularly updated during the course of the review and may initiate investigations into the Company’s historical practices which could subject it to monetary penalties and cease-and-desist orders, which could also prompt claims by customers of E*TRADE Securities LLC. Any of these actions could materially and adversely affect the Company’s market making and trade execution businesses.

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

Other Investments

The Company has investments in low-income housing tax credit partnerships and other limited partnerships. The Company had $4.4 million in commitments to fund low income housing tax credit partnerships and other limited partnerships as of March 31, 2013.

Securities, Unused Lines of Credit and Certificates of Deposit

At March 31, 2013, the Company had commitments to purchase $0.1 billion in securities and commitments to sell $0.1 billion in securities. In addition, the Company had approximately $0.1 billion of certificates of deposit scheduled to mature in less than one year and $0.6 billion of unfunded commitments to extend credit.

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

During the 30-year period prior to the redemption of the trust preferred securities, ETBH guarantees the accrued and unpaid distributions on these securities, as well as the redemption price of the securities and certain costs that may be incurred in liquidating, terminating or dissolving the trusts (all of which would otherwise be payable by the trusts). At March 31, 2013, management estimated that the maximum potential liability under this arrangement, including the current carrying value of the trusts, was equal to approximately $436.6 million or the total face value of these securities plus dividends, which may be unpaid at the termination of the trust arrangement.

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

The Company evaluates the performance of its segments based on the segment’s income (loss) before income taxes. Financial information for the Company’s reportable segments is presented in the following tables (dollars in thousands):

	Three Months Ended March 31, 2013
	Trading and Investing	Balance Sheet Management	Corporate/ Other	Total
Net operating interest income	$134,115	$107,214	$—	$241,329
Total non-interest income	162,565	15,971	—	178,536

Total net revenue	296,680	123,185	—	419,865
Provision for loan losses	—	42,650	—	42,650
Total operating expense	198,240	50,087	47,208	295,535

Income (loss) before other income (expense) and income taxes	98,440	30,448	(47,208)	81,680
Total other income (expense)	—	—	(24,313)	(24,313)

Income (loss) before income taxes	$98,440	$30,448	$(71,521)	57,367

Income tax expense				22,243

Net income				$35,124

	Three Months Ended March 31, 2012
	Trading and Investing	Balance Sheet Management	Corporate/ Other	Total
Net operating interest income	$170,448	$114,403	$1	$284,852
Total non-interest income	170,389	34,169	(13)	204,545

Total net revenue	340,837	148,572	(12)	489,397
Provision for loan losses	—	71,947	—	71,947
Total operating expense	211,541	58,595	36,103	306,239

Income (loss) before other income (expense) and income taxes	129,296	18,030	(36,115)	111,211
Total other income (expense)	—	—	(45,217)	(45,217)

Income (loss) before income taxes	$129,296	$18,030	$(81,332)	65,994

Income tax expense				3,403

Net income				$62,591

Segment Assets

	Trading and Investing	Balance Sheet Management	Corporate/ Other	Total
As of March 31, 2013	$9,440,818	$34,806,263	$719,233	$44,966,314
As of December 31, 2012	$9,505,280	$37,305,600	$575,859	$47,386,739

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

(b)

Our Chief Executive Officer and our Chief Financial Officer have evaluated the changes to the Company’s internal control over financial reporting that occurred during our last fiscal quarter ended March 31, 2013, as required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15, and have concluded that there were no such changes that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On October 2, 2007, a class action complaint alleging violations of the federal securities laws was filed in the United States District Court for the Southern District of New York against the Company and its then Chief Executive Officer and Chief Financial Officer by Larry Freudenberg on his own behalf and on behalf of others similarly situated (the “Freudenberg Action”). On July 17, 2008, the trial court consolidated this action with four other purported class actions. Plaintiffs contended, among other things, that the value of the Company’s stock between April 19, 2006 and November 9, 2007 was artificially inflated because the defendants issued materially false and misleading statements and failed to disclose that the Company was experiencing a rise in delinquency rates in its mortgage and home equity portfolios; failed to timely record an impairment on its mortgage and home equity portfolios; materially overvalued its securities portfolio, which included assets backed by mortgages; and based on the foregoing, lacked a reasonable basis for the positive statements made about the Company’s earnings and prospects. The parties entered into a Stipulation of Settlement on May 17, 2012, which was submitted to the Court for approval. The settlement was approved by the Court and the class was certified by a final judgment and order of dismissal dated October 22, 2012. Under the terms of the settlement, the Company and its insurance carriers paid $79.0 million in return for full releases. Approximately $11.0 million of the total settlement figure was paid by the Company, which was expensed in the year ended December 31, 2011. As of January 14, 2013, all appeals and requests for attorneys’ fees have been resolved and the settlement is final.

On October 17, 2007, the SEC initiated an informal inquiry into matters related to the Company’s mortgage loan and mortgage-related securities investment portfolios. The Company is cooperating fully with the SEC in this matter.

Based upon the same facts and circumstances alleged in the Freudenberg consolidated actions discussed above, a verified shareholder derivative complaint was filed in the United States District Court for the Southern District of New York on October 4, 2007 by Catherine Rubery, against the Company and its then Chief Executive Officer, President/Chief Operating Officer, Chief Financial Officer and individual members of its board of directors. The Rubery complaint was consolidated with another shareholder derivative complaint brought by shareholder Marilyn Clark in the same court and against the same named defendants. On July 26, 2010, plaintiffs served their consolidated amended complaint, in which they also named the Company’s former Capital Markets Division President as a defendant. Plaintiffs allege, among other things, causes of action for breach of fiduciary duty, waste of corporate assets, unjust enrichment, and violation of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaint seeks, among other things, unspecified monetary damages in favor of the Company, changes to certain corporate governance procedures and various forms of injunctive relief. The parties agreed to settle this action and a Stipulation of Settlement was signed on October 2, 2012, which included an agreement to implement or maintain certain corporate governance procedures. The parties did not reach an agreement on the issue of plaintiffs’ attorneys’ fees, however. The Court preliminarily approved the Stipulation of Settlement on April 2, 2013 and set a final hearing date for September 13, 2013. The unresolved issue of plaintiffs’ attorneys’ fees will be addressed at the final hearing.

On August 15, 2008, Ronald M. Tate as trustee of the Ronald M. Tate Trust Dtd 4/13/88, and George Avakian filed an action in the United States District Court for the Southern District of New York against the Company and its then Chief Executive Officer and Chief Financial Officer based on the same facts and circumstances, and containing the same claims, as the Freudenberg consolidated actions discussed above. By agreement of the parties and approval of the court, the Tate action was consolidated with the Freudenberg consolidated actions for the purpose of pre-trial discovery. Plaintiffs seek to recover damages in an amount to be proven at trial, including interest, attorneys’ and expert fees and costs. The plaintiffs in this action moved for exclusion from the settlement class in Freudenberg. The Court granted that relief on October 11, 2012. Tate and Avakian filed an amended complaint on January 23, 2013, adding an additional claim under California law. The Company answered the amended complaint on March 13, 2013. The Company will continue to defend itself vigorously in this matter.

On May 16, 2011, Droplets Inc., the holder of two patents pertaining to user interface servers, filed a complaint in the U.S. District Court for the Eastern District of Texas against E*TRADE Financial Corporation, E*TRADE Securities LLC, E*TRADE Bank and multiple other unaffiliated financial services firms. Plaintiff contends that the defendants engaged in patent infringement under federal law. Plaintiff seeks unspecified damages and an injunction against future infringements, plus royalties, costs, interest and attorneys’ fees. On September 30, 2011, the Company and several co-defendants filed a motion to transfer the case to the Southern District of New York. Venue discovery occurred throughout December 2011. On January 1, 2012, a new judge was assigned to the case. On March 28, 2012, a change of venue was granted and the case has been transferred to the United States District Court for the Southern District of New York. The Company filed its answer and counterclaim on June 13, 2012 and plaintiff has moved to dismiss the counterclaim. The Company filed a motion for summary judgment. Plaintiffs sought to change venue back to the Eastern District of Texas on the theory that this case is one of several matters that should be consolidated in a single multi-district litigation. On December 12, 2012, the Multidistrict Litigation Panel denied the transfer of this action to Texas. By opinion dated April 4, 2013, the Court denied defendants’ motion for summary judgement and plaintiff’s motion to dismiss the counterclaims. The Company will continue to defend itself vigorously in this matter.

Several cases have been filed nationwide involving the April 2007 leveraged buyout (“LBO”) of the Tribune Company (“Tribune”) by Sam Zell, and the subsequent bankruptcy of Tribune. In William Niese et al. v. A.G. Edwards et al., in Superior Court of Delaware, New Castle County, former Tribune employees and retirees claimed that Tribune was actually insolvent at the time of the LBO and that the LBO constituted a fraudulent transaction that depleted the plaintiffs’ retirement plans, rendering them worthless. E*TRADE Clearing LLC, along with numerous other financial institutions, is a named defendant in this case, but has not been served with process. One of the defendants removed the action to federal district court in Delaware on July 1, 2011. In Deutsche Bank Trust Company Americas et al. v. Adaly Opportunity Fund et al., filed in the Supreme Court of New York, New York County on June 3, 2011, the Trustees of certain notes issued by Tribune allege wrongdoing in connection with the LBO. In particular the Trustees claim that the LBO constituted a constructive fraudulent transfer under various state laws. G1 Execution Services, LLC (formerly known as E*TRADE Capital Markets, LLC), along with numerous other financial institutions, is a named defendant in this case. In Deutsche Bank et al. v. Ohlson et al., filed in the U.S. District Court for the Northern District of Illinois, noteholders of Tribune asserted claims of constructive fraud and G1 Execution Services, LLC is a named defendant in this case. In EGI-TRB LLC et al. v. ABN-AMRO et al., filed in the Circuit Court of Cook County Illinois, creditors of Tribune assert fraudulent conveyance claims against multiple shareholder defendants and E*TRADE Clearing LLC is a named defendant in this case. There have been several motions filed by various parties to transfer venue and to consolidate these actions. The Company’s time to answer or otherwise respond to the complaints has been stayed pending further orders of the Court. The Court has set a motion schedule for omnibus motions to dismiss in 2013. Discovery remains stayed until the pending motions are resolved. A hearing on the motion to dismiss is set for May 24, 2013. The Company will defend itself vigorously in these matters.

During 2012, the Company completed a review of order handling practices and pricing for order flow between E*TRADE Securities LLC and G1 Execution Services, LLC. The Company is in the process of implementing changes to its practices and procedures recommended during that review and expects to complete them in the near future. Banking regulators and federal securities regulators were regularly updated during the course of the review and may initiate investigations into the Company’s historical practices which could subject it to monetary penalties and cease-and-desist orders, which could also prompt claims by customers of E*TRADE Securities LLC. Any of these actions could materially and adversely affect the Company’s market making and trade execution businesses.

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

There have been no material changes in the Company’s risk factors from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

10.1

Employment Agreement dated January 17, 2013 by and between E*TRADE Financial Corporation and Paul T. Idzik. (Incorporated by reference to Exhibit 10.15 of the Company’s Form 10-K filed on February 26, 2013.)

*10.2	Employment Agreement dated May 1, 2013 by and between E*TRADE Financial Corporation and Navtej S. Nandra.

*31.1	Certification—Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification—Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification—Section 906 of the Sarbanes-Oxley Act of 2002

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 7, 2013

E*TRADE Financial Corporation (Registrant)

By	/S/ PAUL T. IDZIK
Paul T. Idzik Chief Executive Officer (Principal Executive Officer)

By	/S/ MATTHEW J. AUDETTE
Matthew J. Audette Chief Financial Officer (Principal Financial and Accounting Officer)