Form 10-Q
period 2013-06-30
E TRADE FINANCIAL Corp
filed 2013-08-06
CIK 1015780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

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

As of August 2, 2013, there were 287,065,440 shares of common stock outstanding.

E*TRADE FINANCIAL CORPORATION

FORM 10-Q QUARTERLY REPORT

For the Quarter Ended June 30, 2013

Unless otherwise indicated, references to “the Company,” “we,” “us,” “our” and “E*TRADE” mean E*TRADE Financial Corporation and its subsidiaries.

E*TRADE, E*TRADE Financial, E*TRADE Bank, Equity Edge, OptionsLink and the Converging Arrows logo are registered trademarks of E*TRADE Financial Corporation in the United States and in other countries.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements involving risks and uncertainties. These statements relate to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as “expect,” “may,” “anticipate,” “intend,” “plan” and similar expressions. Our actual results could differ materially from those discussed in these forward-looking statements, and we caution that we do not undertake to update these statements. Factors that could contribute to our actual results differing from any forward-looking statements include those discussed under Risk Factors, Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report. The cautionary statements made in this report should be read as being applicable to all forward-looking statements wherever they appear in this report. We further caution that there may be risks associated with owning our securities other than those discussed in our filings. Important factors that may cause actual results to differ materially from any forward-looking statements are set forth in Item 1A. Risk Factors in the Annual Report on Form 10-K for the year ended December 31, 2012, and as updated in this report.

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

•

Capitalizing on the value of our corporate services business. Our corporate services business enhances our strategy by allowing us to realize additional economic benefit from our retail brokerage business.

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

Key Factors Affecting Financial Performance

Our financial performance is affected by a number of factors outside of our control, including:

•	customer demand for financial products and services;

•	weakness or strength of the residential real estate and credit markets;

•	performance, volume and volatility of the equity and capital markets;

•	customer perception of the financial strength of our franchise;

•	market demand and liquidity in the secondary market for mortgage loans and securities;

•	market demand and liquidity in the wholesale borrowings market, including securities sold under agreements to repurchase;

•	our ability to obtain regulatory approval to move capital from our bank to our parent company; and

•	changes to the rules and regulations governing the financial services industry.

In addition to the items noted above, our success in the future will depend upon, among other things, our ability to:

•	have continued success in the acquisition, growth and retention of brokerage customers;

•	generate meaningful growth in the retirement and investing customer group;

•	strengthen our risk management capabilities;

•	reduce credit costs;

•	achieve the capital ratios stated in our strategic plan, with a particular focus on the Tier 1 leverage ratio at E*TRADE Bank;

•	generate capital sufficient to meet our operating needs at both our bank and our parent company;

•	assess and manage interest rate risk; and

•	maintain disciplined expense control and improved operational efficiency.

Management monitors a number of metrics in evaluating the Company’s performance. The most significant of these are shown in the table and discussed in the text below:

	As of or For the			As of or For the
	Three Months Ended June 30,		Variance	Six Months Ended June 30,		Variance
	2013	2012	2013 vs. 2012	2013	2012	2013 vs. 2012
Customer Activity Metrics:
Daily average revenue trades (“DARTs”)	149,670	138,653	8%	149,122	147,747	1%
Average commission per trade	$11.10	$10.68	4%	$11.20	$10.87	3%
Margin receivables (dollars in billions)	$6.0	$5.8	3%	$6.0	$5.8	3%
End of period brokerage accounts	2,962,731	2,874,605	3%	2,962,731	2,874,605	3%
Net new brokerage accounts	29,506	45,599	(35)%	59,540	91,593	(35)%
Annualized brokerage account attrition rate	8.4%	8.4%	*	8.5%	8.6%	*
Customer assets (dollars in billions)	$220.1	$192.5	14%	$220.1	$192.5	14%
Net new brokerage assets (dollars in billions)	$1.7	$2.2	(23)%	$4.8	$6.2	(23)%
Brokerage related cash (dollars in billions)	$35.6	$29.2	22%	$35.6	$29.2	22%
Company Financial Metrics:
Corporate cash (dollars in millions)	$250.9	$436.5	(43)%	$250.9	$436.5	(43)%
E*TRADE Financial Tier 1 leverage ratio	6.4%	5.7%	0.7%	6.4%	5.7%	0.7%
E*TRADE Financial Tier 1 common ratio	12.2%	10.2%	2.0%	12.2%	10.2%	2.0%
E*TRADE Bank Tier 1 leverage ratio	9.5%	7.9%	1.6%	9.5%	7.9%	1.6%
Special mention loan delinquencies (dollars in millions)	$269.1	$349.5	(23)%	$269.1	$349.5	(23)%
Allowance for loan losses (dollars in millions)	$450.9	$525.8	(14)%	$450.9	$525.8	(14)%
Enterprise net interest spread	2.35%	2.44%	(0.09)%	2.33%	2.47%	(0.14)%
Enterprise interest-earning assets (average dollars in billions)	$40.2	$44.8	(10)%	$40.5	$44.8	(10)%

*	Percentage not meaningful.

Customer Activity Metrics

•	DARTs are the predominant driver of commissions revenue from our customers.

•	Average commission per trade is an indicator of changes in our customer mix, product mix and/or product pricing.

•	Margin receivables represent credit extended to customers to finance their purchases of securities by borrowing against securities they own and are a key driver of net operating interest income.

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

Significant Events in the Second Quarter of 2013

Exit of the Market Making Business and Goodwill Impairment

•

At the end of June 2013, we decided to exit the market making business, and accordingly, classified it as held-for-sale. The entire amount of goodwill associated with this business was impaired, resulting in $142.4 million impairment of goodwill.

EARNINGS OVERVIEW

We incurred net losses of $54.4 million and $19.3 million, or losses of $0.19 and $0.07 per diluted share, on total net revenue of $439.9 million and $859.8 million for the three and six months ended June 30, 2013, respectively. The net losses were driven by $142.4 million in impairment of goodwill, associated with the market making business, that was recognized in the second quarter of 2013. Net operating interest income decreased 13% and 14% to $242.5 million and $483.9 million for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012, which was driven primarily by decreases in enterprise interest-earning assets and enterprise interest-bearing liabilities as a result of our deleveraging initiatives, in addition to a decrease in enterprise net interest spread. Commissions, fees and service charges, principal transactions and other revenue increased 15% and 4% to $177.0 million and $340.9 million for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012, which was driven primarily by higher trading activity during 2013. In addition, gains on loans and securities, net decreased 15% and 38% to $21.0 million and $36.7 million for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012.

Provision for loan losses declined 31% to $46.1 million and 36% to $88.8 million for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012. The decline was driven primarily by improving credit trends and loan portfolio run-off, as well as a $12.5 million benefit from a settlement with a third party mortgage originator that was recorded in the first quarter of 2013. Total operating expenses increased 47% to $413.9 million and 21% to $709.5 million for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012. This increase was driven primarily by $142.4 million in impairment of goodwill that was recognized in the second quarter of 2013.

The following sections describe in detail the changes in key operating factors and other changes and events that affected net revenue, provision for loan losses, operating expense, other income (expense) and income tax expense.

Revenue

The components of revenue and the resulting variances are as follows (dollars in millions):

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
			2013 vs. 2012				2013 vs. 2012
	2013	2012	Amount	%	2013	2012	Amount	%
Net operating interest income	$242.5	$279.1	$(36.6)	(13)%	$483.9	$564.0	$(80.1)	(14)%
Commissions	106.4	93.3	13.1	14%	207.1	200.7	6.4	3%
Fees and service charges	40.4	29.1	11.3	39%	72.9	61.1	11.8	19%
Principal transactions	21.2	21.2	—	0%	42.9	45.4	(2.5)	(5)%
Gains on loans and securities, net	21.0	24.7	(3.7)	(15)%	36.7	59.6	(22.9)	(38)%
Net impairment	(0.6)	(5.3)	4.7	*	(1.7)	(8.8)	7.1	*
Other revenues	9.0	10.3	(1.3)	(12)%	18.0	19.8	(1.8)	(9)%

Total non-interest income	197.4	173.3	24.1	14%	375.9	377.8	(1.9)	(1)%

Total net revenue	$439.9	$452.4	$(12.5)	(3)%	$859.8	$941.8	$(82.0)	(9)%

*	Percentage not meaningful.

Net Operating Interest Income

Net operating interest income decreased 13% to $242.5 million and 14% to $483.9 million for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012. Net operating interest income is earned primarily through investing customer cash and deposits in enterprise interest-earning assets, which include: real estate loans, margin receivables, available-for-sale securities and held-to-maturity securities.

The following table presents enterprise average balance sheet data and enterprise income and expense data for our operations, as well as the related net interest spread, yields and rates and have been prepared on the basis required by the SEC’s Industry Guide 3, “Statistical Disclosure by Bank Holding Companies” (dollars in millions):

	Three Months Ended June 30,
	2013			2012
	Average Balance	Operating Interest Inc./Exp.	Average Yield/ Cost	Average Balance	Operating Interest Inc./Exp.	Average Yield/ Cost
Enterprise interest-earning assets:
Loans(1)	$9,810.8	$102.2	4.17%	$12,324.6	$125.0	4.06%
Available-for-sale securities	12,399.5	66.8	2.16%	16,336.1	98.6	2.41%
Held-to-maturity securities	9,769.9	61.3	2.51%	8,108.5	60.3	2.97%
Margin receivables	5,675.0	53.9	3.81%	5,633.4	55.4	3.96%
Cash and equivalents	1,364.8	0.7	0.21%	1,115.7	0.5	0.19%
Segregated cash	467.9	0.1	0.10%	741.8	0.1	0.06%
Securities borrowed and other	678.6	13.5	7.95%	509.4	12.7	10.02%

Total enterprise interest-earning assets	40,166.5	298.5	2.97%	44,769.5	352.6	3.15%

Non-operating interest-earning and non-interest earning assets(2)	4,751.3			4,605.1

Total assets	$44,917.8			$49,374.6

Enterprise interest-bearing liabilities:
Deposits	$25,598.4	3.2	0.05%	$28,583.3	6.6	0.09%
Customer payables	5,292.7	1.9	0.14%	5,303.4	2.9	0.22%
Securities sold under agreements to repurchase	4,464.5	37.0	3.28%	4,802.8	40.5	3.33%
Federal Home Loan Bank (“FHLB”) advances and other borrowings	1,287.3	17.1	5.26%	2,733.3	25.4	3.68%
Securities loaned and other	856.4	0.0	0.02%	702.2	0.0	0.02%

Total enterprise interest-bearing liabilities	37,499.3	59.2	0.62%	42,125.0	75.4	0.71%

Non-operating interest-bearing and non-interest bearing liabilities(3)	2,487.1			2,197.2

Total liabilities	39,986.4			44,322.2
Total shareholders’ equity	4,931.4			5,052.4

Total liabilities and shareholders’ equity	$44,917.8			$49,374.6

Excess of enterprise interest-earning assets over enterprise interest-bearing liabilities/Enterprise net interest income/Spread	$2,667.2	$239.3	2.35%	$2,644.5	$277.2	2.44%

Enterprise net interest margin (net yield on enterprise interest-earning assets)			2.38%			2.48%
Ratio of enterprise interest-earning assets to enterprise interest-bearing liabilities			107.11%			106.28%
Return on average:
Total assets			(0.48)%			0.32%
Total shareholders’ equity			(4.40)%			3.13%
Average equity to average total assets			10.98%			10.23%

Reconciliation from enterprise net interest income to net operating interest income (dollars in millions):

	Three Months Ended June 30,
	2013	2012
Enterprise net interest income	$239.3	$277.2
Taxable equivalent interest adjustment	(0.3)	(0.3)
Earnings on customer cash held by third parties and other(4)	3.5	2.2

Net operating interest income	$242.5	$279.1

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

(4)

Includes revenue earned on average customer assets of $11.2 billion and $3.6 billion for the three months ended June 30, 2013 and 2012, respectively, held by third parties outside the Company, including money market funds and sweep deposit accounts at unaffiliated financial institutions.

	Six Months Ended June 30,
	2013			2012
	Average Balance	Operating Interest Inc./Exp.	Average Yield/ Cost	Average Balance	Operating Interest Inc./Exp.	Average Yield/ Cost
Enterprise interest-earning assets:
Loans(1)	$10,102.8	$208.9	4.13%	$12,648.6	$264.5	4.18%
Available-for-sale securities	12,691.6	131.0	2.06%	16,195.5	204.6	2.53%
Held-to-maturity securities	9,635.9	119.3	2.48%	7,513.1	113.6	3.03%
Margin receivables	5,670.9	108.4	3.85%	5,245.4	103.4	3.96%
Cash and equivalents	1,478.5	1.6	0.21%	1,360.4	1.4	0.20%
Segregated cash	313.9	0.2	0.10%	1,285.8	0.5	0.07%
Securities borrowed and other	635.7	26.2	8.33%	581.2	25.3	8.77%

Total enterprise interest-earning assets	40,529.3	595.6	2.95%	44,830.0	713.3	3.19%

Non-operating interest-earning and non-interest earning assets(2)	4,923.1			4,522.9

Total assets	$45,452.4			$49,352.9

Enterprise interest-bearing liabilities:
Deposits	$26,270.5	$6.4	0.05%	$28,255.6	$15.0	0.11%
Customer payables	5,176.5	3.7	0.14%	5,634.4	5.5	0.20%
Securities sold under agreements to repurchase	4,459.1	73.7	3.29%	4,896.0	81.2	3.28%
Federal Home Loan Bank (“FHLB”) advances and other borrowings	1,274.3	34.0	5.31%	2,732.7	50.8	3.68%
Securities loaned and other	803.0	0.0	0.01%	645.4	0.2	0.06%

Total enterprise interest-bearing liabilities	37,983.4	117.8	0.62%	42,164.1	152.7	0.72%

Non-operating interest-bearing and non-interest bearing liabilities(3)	2,543.8			2,175.3

Total liabilities	40,527.2			44,339.4
Total shareholders’ equity	4,925.2			5,013.5

Total liabilities and shareholders’ equity	$45,452.4			$49,352.9

Excess of enterprise interest-earning assets over enterprise interest-bearing liabilities/Enterprise net interest income/Spread	$2,545.9	$477.8	2.33%	$2,665.9	$560.6	2.47%

Enterprise net interest margin (net yield on enterprise interest-earning assets)			2.36%			2.50%
Ratio of enterprise interest-earning assets to enterprise interest-bearing liabilities			106.70%			106.32%
Return on average:
Total assets			(0.08)%			0.41%
Total shareholders’ equity			(0.77)%			4.07%
Average equity to average total assets			10.84%			10.16%

Reconciliation from enterprise net interest income to net operating interest income (dollars in millions):

	Six Months Ended June 30,
	2013	2012
Enterprise net interest income	$477.8	$560.6
Taxable equivalent interest adjustment	(0.5)	(0.6)
Earnings on customer cash held by third parties and other(4)	6.6	4.0

Net operating interest income	$483.9	$564.0

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

(4)

Includes revenue earned on average customer assets of $10.4 billion and $3.7 billion for the six months ended June 30, 2013 and 2012, respectively, held by third parties outside the Company, including money market funds and sweep deposit accounts at unaffiliated financial institutions.

The fluctuation in enterprise interest-earning assets is driven primarily by changes in enterprise interest-bearing liabilities, specifically customer cash and deposits. Average enterprise interest-earning assets decreased 10% to $40.2 billion and 10% to $40.5 billion for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012. The decreases in average enterprise interest-earning assets were primarily a result of decreases in average loans, average available-for-sale securities and average segregated cash, partially offset by an increase in average held-to-maturity securities.

Average enterprise interest-bearing liabilities decreased 11% to $37.5 billion and 10% to $38.0 billion for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012. The decreases in average enterprise interest-bearing liabilities were primarily a result of our deleveraging strategy which drove decreases in average deposits and average FHLB advances and other borrowings.

Enterprise net interest spread decreased by 9 basis points to 2.35% and 14 basis points to 2.33% for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012, due primarily to lower yields on margin and reinvestment at lower rates in the current interest rate environment, partially offset by lower rates on deposits and customer payables. We expect enterprise net interest spread will average slightly above 230 basis points for the full year 2013; however, enterprise net interest spread may further fluctuate based on the size and mix of the balance sheet, as well as the impact from the level of interest rates.

Commissions

Commissions revenue increased 14% to $106.4 million and 3% to $207.1 million for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012. The main factors that affect commissions are DARTs, average commission per trade and the number of trading days during the period. Average commission per trade is impacted by customer mix and the different commission rates on various trade types (e.g. equities, options, futures, fixed income, stock plan, exchange-traded funds, mutual funds, forex and cross border). Accordingly, changes in the mix of trade types will impact average commission per trade.

DART volume increased 8% to 149,670 and 1% to 149,122 for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012. Option-related DARTs as a percentage of total DARTs represented 24% of trading volume for both the three and six months ended June 30, 2013 compared to 24% and 23%, respectively, for the same periods in 2012. Exchange-traded funds-related DARTs as a percentage of total DARTs represented 8% of trading volume for both the three and six months ended June 30, 2013, respectively, compared to 9% and 8%, respectively, for the same periods in 2012.

Average commission per trade increased 4% to $11.10 and 3% to $11.20 for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012. The increases in average commission per trade were driven by a favorable change in customer and product mix, when compared to the same periods in 2012.

Fees and Service Charges

Fees and service charges increased 39% to $40.4 million and 19% to $72.9 million for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012. The table below shows the components of fees and service charges and the resulting variances (dollars in millions):

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
			2013 vs. 2012				2013 vs. 2012
	2013	2012	Amount	%	2013	2012	Amount	%
Order flow revenue	$18.2	$13.2	$5.0	38%	$33.6	$28.7	$4.9	17%
Mutual fund service fees	6.3	4.0	2.3	58%	10.7	7.8	2.9	37%
Foreign exchange revenue	3.5	2.1	1.4	67%	6.9	5.5	1.4	25%
Advisor management fees	3.3	1.4	1.9	136%	5.8	2.5	3.3	132%
Reorganization fees	2.2	2.0	0.2	10%	3.4	3.6	(0.2)	(6)%
Other fees and service charges	6.9	6.4	0.5	8%	12.5	13.0	(0.5)	(4)%

Total fees and service charges	$40.4	$29.1	$11.3	39%	$72.9	$61.1	$11.8	19%

The increases in fees and services charges for the three and six months ended June 30, 2013 were driven primarily by increases in order flow revenue and mutual fund service fees due to increased trading activity, as well as an increase in advisor management fees driven from an increase in our retirement, investing and savings products, which were $1.8 billion as of June 30, 2013, compared to $1.0 billion as of June 30, 2012.

Principal Transactions

Principal transactions remained flat at $21.2 million and decreased 5% to $42.9 million for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012. Principal transactions are derived from our market making business in which we act as a market-maker for our brokerage customers’ orders as well as orders from third party customers. The decrease in principal transactions revenue was driven primarily by lower levels of market volatility when compared to the same period in 2012.

Gains on Loans and Securities, Net

Gains on loans and securities, net decreased 15% to $21.0 million and 38% to $36.7 million for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012. The table below shows the activity and resulting variances (dollars in millions):

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
			2013 vs. 2012				2013 vs. 2012
	2013	2012	Amount	%	2013	2012	Amount	%
Gains (losses) on loans, net	$(0.3)	$0.2	$(0.5)	*	$(0.3)	$0.2	$(0.5)	*

Gains on available-for-sale securities, net	17.9	30.1	(12.2)	(41)%	$33.7	$65.0	$(31.3)	(48)%
Losses on trading securities, net	—	(0.1)	0.1	*	—	(0.1)	0.1	*
Hedge ineffectiveness	3.4	(5.5)	8.9	*	3.3	(5.5)	8.8	*

Gains on securities, net	21.3	24.5	(3.2)	(13)%	37.0	59.4	(22.4)	(38)%

Gains on loans and securities, net	$21.0	$24.7	$(3.7)	(15)%	$36.7	$59.6	$(22.9)	(38)%

*	Percentage not meaningful.

Net Impairment

We recognized $0.6 million and $1.7 million of net impairment during the three and six months ended June 30, 2013, respectively, on certain securities in our non-agency CMO portfolio due to continued deterioration in the expected credit performance of the underlying loans in those specific securities. The gross other-than-temporary impairment (“OTTI”) and the noncredit portion of OTTI, which was or had been previously recorded through other comprehensive income, are shown in the table below (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Other-than-temporary impairment (“OTTI”)	$(0.1)	$(1.4)	$(0.6)	$(14.1)
Less: noncredit portion of OTTI recognized into (out of) other comprehensive income (before tax)	(0.5)	(3.9)	(1.1)	5.3

Net impairment	$(0.6)	$(5.3)	$(1.7)	$(8.8)

Provision for Loan Losses

Provision for loan losses decreased 31% to $46.1 million and 36% to $88.8 million for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012. The decrease in provision for loan losses was driven primarily by improving credit trends, as evidenced by the lower levels of delinquent loans in the one- to four-family and home equity loan portfolios, and loan portfolio run-off, as well as a $12.5 million benefit recorded from a settlement with a third party mortgage originator that was recorded in the first quarter of 2013. The provision for loan losses has declined 91% from its peak of $517.8 million in the third quarter of 2008. We expect provision for loan losses to continue to decline over the long term, although it is subject to variability in any given quarter.

During the second quarter of 2013, we refined our default assumptions and extended the period of management’s forecasted loan losses related to a subset of the home equity line of credit portfolio, approximately $260 million, that will require borrowers to repay the loan in full at the end of the draw period, commonly referred to as “balloon loans”. The overall impact of these enhancements drove the majority of provision for loan losses during the three months ended June 30, 2013.

Operating Expense

The components of operating expense and the resulting variances are as follows (dollars in millions):

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
			2013 vs. 2012				2013 vs. 2012
	2013	2012	Amount	%	2013	2012	Amount	%
Compensation and benefits	$86.0	$85.6	$0.4	1%	$181.7	$177.8	$3.9	2%
Advertising and market development	23.3	36.6	(13.3)	(36)%	59.9	84.1	(24.2)	(29)%
Clearing and servicing	31.1	32.8	(1.7)	(5)%	62.7	67.4	(4.7)	(7)%
FDIC insurance premiums	25.0	27.2	(2.2)	(8)%	54.3	55.6	(1.3)	(2)%
Professional services	18.6	19.9	(1.3)	(7)%	35.9	40.3	(4.4)	(11)%
Occupancy and equipment	18.2	18.2	—	*	35.7	36.1	(0.4)	(1)%
Communications	18.6	18.4	0.2	1%	37.1	37.5	(0.4)	(1)%
Depreciation and amortization	22.8	23.1	(0.3)	(1)%	45.9	45.3	0.6	1%
Amortization of other intangibles	6.1	6.3	(0.2)	(4)%	12.1	12.6	(0.5)	(4)%
Impairment of goodwill	142.4	—	142.4	*	142.4	—	142.4	*
Facility restructuring and other exit activities	9.9	1.6	8.3	*	17.5	1.2	16.3	*
Other operating expenses	11.9	11.8	0.1	1%	24.3	29.8	(5.5)	(19)%

Total operating expense	$413.9	$281.5	$132.4	47%	$709.5	$587.7	$121.8	21%

*	Percentage not meaningful

Compensation and Benefits

Compensation and benefits increased 1% to $86.0 million and 2% to $181.7 million for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012. The increase for the six months ended June 30, 2013, resulted primarily from $4.5 million in severance associated with the executive terminations that was recorded during the first quarter of 2013.

Advertising and Market Development

Advertising and market development decreased 36% to $23.3 million and 29% to $59.9 million for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012. The decreases in advertising and market development were due largely to the planned decrease in advertising expenditures as part of our expense reduction initiatives.

Clearing and Servicing

Clearing and servicing decreased 5% to $31.1 million and 7% to $62.7 million for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012. The decreases in clearing and servicing resulted primarily from lower loan balances during the periods when compared to 2012.

FDIC Insurance Premiums

FDIC insurance premiums decreased 8% to $25.0 million and 2% to $54.3 million for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012. The decreases in FDIC insurance premiums resulted primarily from continued improvement and quality of our balance sheet, improving capital ratios and overall risk profile when compared to the same periods in 2012.

Professional Services

Professional services decreased 7% to $18.6 million and 11% to $35.9 million for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012. The decreases in professional services were due primarily to lower outsourcing, legal and consulting fees during the three and six months ended June 30, 2013, when compared to 2012.

Impairment of Goodwill

Impairment of goodwill was $142.4 million for the second quarter of 2013. This impairment represents the entire amount of goodwill associated with our market making business. For more information on the impairment analysis related to the market making business, refer to the Summary of Critical Accounting Policies and Estimates on page 38.

Facility Restructuring and Other Exit Activities

Facility restructuring and other exit activities were $9.9 million and $17.5 million for the three and six months ended June 30, 2013, respectively. These costs were driven primarily by severance costs incurred as part of our expense reduction initiatives.

Other Operating Expenses

Other operating expenses increased 1% to $11.9 million and decreased 19% to $24.3 million for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012. The decrease during the six months ended June 30, 2013 was driven primarily by reduced expenses related to real estate owned (“REO”) compared to the same period in 2012.

Other Income (Expense)

Other income (expense) decreased 36% to $27.6 million and 41% to $51.9 million for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012 as shown in the following table (dollars in millions):

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
			2013 vs. 2012				2013 vs. 2012
	2013	2012	Amount	%	2013	2012	Amount	%
Corporate interest expense	$(28.6)	$(45.3)	$16.7	(37)%	$(57.2)	$(90.4)	$33.2	(37)%
Equity in income of investments and other	1.0	2.1	(1.1)	(54)%	5.3	2.0	3.3	162%

Total other income (expense)	$(27.6)	$(43.2)	$15.6	(36)%	$(51.9)	$(88.4)	$36.5	(41)%

Total other income (expense) included corporate interest expense on interest-bearing corporate debt for the three and six months ended June 30, 2013 and 2012. Corporate interest expense decreased 37% to $28.6 million and $57.2 million for both the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012 as a result of the refinance of $1.3 billion of higher yielding corporate debt during the fourth quarter of 2012. During the three and six months ended June 30, 2013, corporate interest expense was partially offset by gains of $1.0 million and $5.3 million, respectively, included in equity in income of investments and other related to an investment in a venture fund.

Income Tax Expense

For the three months ended June 30, 2013, income tax expense and the effective tax rate were $6.6 million and (13.9)%, compared to $21.0 million and 34.7%, respectively for the same period in 2012. For the six months ended June 30, 2013, income tax expense and the effective tax rate were $28.9 million and 301.1%, compared to $24.4 million and 19.3%, respectively for the same period in 2012.

At the end of June 2013, we decided to exit the market making business, and as a result recorded $142.4 million in goodwill impairment during the three months ended June 30, 2013. The $142.4 million goodwill impairment charge associated with the market making unit was non-deductible for tax purposes. In addition, the overall state apportionment increased significantly as a result of the exit of the market making business and we expect our state taxable income to increase in future periods. We now expect to utilize net operating losses in California; therefore we recognized a tax benefit of $26.4 million for the three and six months ended June 30, 2013, the majority of which consists of releasing valuation allowances for net operating losses, research and development credits and revaluation of other deferred tax assets relating to California. Without the exit of the market making business, our effective tax rate for the three and six months ended June 30, 2013 would have been 36.8% and 37.5%, respectively, calculated in the following table (dollars in thousands):

	For the Three Months Ended June 30, 2013			For the Six Months Ended June 30, 2013
	Pre-tax Loss	Tax Expense (Benefit)	Tax Rate	Pre-tax Loss	Tax Expense (Benefit)	Tax Rate
Taxes and tax rate before impact of exit of market making business	$94,642	$34,807	36.8%	$152,009	$57,050	37.5%
Impact of exit of market making business:
Goodwill impairment charge	(142,423)	—		(142,423)	—
State apportionment change	—	(28,185)		—	(28,185)

Income taxes and tax rate as reported	$(47,781)	$6,622	(13.9)%	$9,586	$28,865	301.1%

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

We did not establish any valuation allowance against federal deferred tax assets as of June 30, 2013 as we believe that it is more likely than not that all of these assets will be realized. We continue to maintain a valuation allowance for certain of our state, foreign country and charitable contribution deferred tax assets as it is more likely than not that they will not be realized.

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

Trading and Investing

The following table summarizes trading and investing financial information and key metrics as of and for the three and six months ended June 30, 2013 and 2012 (dollars in millions, except for key metrics):

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
			2013 vs. 2012				2013 vs. 2012
	2013	2012	Amount	%	2013	2012	Amount	%
Net operating interest income	$133.2	$165.2	$(32.0)	(19)%	$267.4	$335.7	$(68.3)	(20)%
Commissions	106.4	93.3	13.1	14%	207.1	200.7	6.4	3%
Fees and service charges	39.8	28.4	11.4	40%	71.9	59.4	12.5	21%
Principal transactions	21.2	21.2	—	0%	42.9	45.4	(2.5)	(5)%
Other revenues	8.0	8.8	(0.8)	(10)%	16.0	16.6	(0.6)	(5)%

Total net revenue	308.6	316.9	(8.3)	(3)%	605.3	657.8	(52.5)	(8)%
Total operating expense	318.8	188.1	130.7	69%	517.0	399.7	117.3	29%

Trading and investing income	$(10.2)	$128.8	$(139.0)	*	$88.3	$258.1	$(169.8)	(66)%

Key Metrics:
DARTs	149,670	138,653	11,017	8%	149,122	147,747	1,375	1%
Average commission per trade	$11.10	$10.68	$0.42	4%	$11.20	$10.87	$0.33	3%
Margin receivables (dollars in billions)	$6.0	$5.8	$0.2	3%	$6.0	$5.8	$0.2	3%
End of period brokerage accounts	2,962,731	2,874,605	88,126	3%	2,962,731	2,874,605	88,126	3%
Net new brokerage accounts	29,506	45,599	(16,093)	(35)%	59,540	91,593	(32,053)	(35)%
Annualized brokerage account attrition rate	8.4%	8.4%	0.0%	*	8.5%	8.6%	(0.1)%	*
Customer assets (dollars in billions)	$220.1	$192.5	$27.6	14%	$220.1	$192.5	$27.6	14%
Net new brokerage assets (dollars in billions)	$1.7	$2.2	$(0.5)	(23)%	$4.8	$6.2	$(1.4)	(23)%
Brokerage related cash (dollars in billions)	$35.6	$29.2	$6.4	22%	$35.6	$29.2	$6.4	22%

*	Percentage not meaningful.

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

Trading and investing reported a loss of $10.2 million for the three months ended June 30, 2013 compared to income of $128.8 million for the same period in 2012. Trading and investing reported a decrease in income of 66% to $88.3 million for the six months ended June 30, 2013, compared to the same period in 2012. The loss for the three months ended June 30, 2013, primarily resulted from $142.4 million in impairment of goodwill that was recognized related to our exit of the market making business.

We continued to generate net new brokerage accounts, ending the second quarter of 2013 with 3.0 million accounts. Brokerage related cash, which is one of our most profitable sources of funding, increased by $6.4 billion when compared to the same period in 2012.

Trading and investing commissions increased 14% to $106.4 million and 3% to $207.1 million for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012. This increase in commissions was primarily the result of an increase in DARTs of 8% to 149,670 and 1% to 149,122 for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012.

Trading and investing fees and service charges increased 40% to $39.8 million and 21% to $71.9 million for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012. This increase was primarily driven by increases in order flow revenue and mutual fund service fees due to increased trading activity, as well as an increase in advisor management fees driven from an increase in our retirement, investing and savings products, which were $1.8 billion as of June 30, 2013, compared to $1.0 billion as of June 30, 2012.

Trading and investing principal transactions remained flat at $21.2 million and decreased 5% to $42.9 million for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012. The decrease in principal transactions revenue was driven primarily by lower levels of market volatility when compared to the same periods in 2012.

Trading and investing operating expense increased 69% to $318.8 million and 29% to $517.0 million for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012. The increase resulted primarily from an impairment of goodwill of $142.4 million during the three and six months ended June 30, 2013 partially offset by the planned decrease in advertising expenditures as part of our expense reduction initiatives.

As of June 30, 2013, we had approximately 3.0 million brokerage accounts, 1.2 million stock plan accounts and 0.4 million banking accounts. For the three months ended June 30, 2013 and 2012, our brokerage products contributed 79% and 70%, respectively, and our banking products contributed 21% and 30%, respectively, of total trading and investing net revenue. For the six months ended June 30, 2013 and 2012, our brokerage products contributed 78% and 69%, respectively, and our banking products contributed 22% and 31%, respectively, of total trading and investing net revenue.

Balance Sheet Management

The following table summarizes balance sheet management financial information and key metrics as of and for the three and six months ended June 30, 2013 and 2012 (dollars in millions):

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
			2013 vs. 2012				2013 vs. 2012
	2013	2012	Amount	%	2013	2012	Amount	%
Net operating interest income	$109.3	$113.9	$(4.6)	(4)%	$216.5	$228.3	$(11.8)	(5)%
Fees and service charges	0.5	0.7	(0.2)	(18)%	1.0	1.7	(0.7)	(41)%
Gains on loans and securities, net	21.1	24.8	(3.7)	(15)%	36.7	59.8	(23.1)	(39)%
Net impairment	(0.6)	(5.3)	4.7	(89)%	(1.7)	(8.8)	7.1	(80)%
Other revenues	1.0	1.4	(0.4)	(27)%	2.0	3.0	(1.0)	(34)%

Total net revenue	131.3	135.5	(4.2)	(3)%	254.5	284.0	(29.5)	(10)%
Provision for loan losses	46.1	67.3	(21.2)	(31)%	88.8	139.2	(50.4)	(36)%
Total operating expense	41.4	56.6	(15.2)	(27)%	91.5	115.2	(23.7)	(21)%

Balance sheet management income	$43.8	$11.6	$32.2	277%	$74.2	$29.6	$44.6	150%

Key Metrics:
Special mention loan delinquencies	$269.1	$349.5	$(80.4)	(23)%	$269.1	$349.5	$(80.4)	(23)%
Allowance for loan losses	$450.9	$525.8	$(74.9)	(14)%	$450.9	$525.8	$(74.9)	(14)%

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

Balance sheet management income increased 277% to $43.8 million and 150% to $74.2 million for the three and six months ended June 30, 2013, respectively, when compared to the same periods in 2012, due primarily to a decrease in provision for loan losses of 31% to $46.1 million and 36% to $88.8 million for the three and six months ended June 30, 2013, respectively.

Gains on loans and securities, net were $21.1 million and $36.7 million for the three and six months ended June 30, 2013, respectively, compared to $24.8 million and $59.8 million for the same periods in 2012.

We recognized $0.6 million and $1.7 million of net impairment during the three and six months ended June 30, 2013, compared to $5.3 million and $8.8 million, respectively for the same periods in 2012 on certain securities in the non-agency CMO portfolio due to continued deterioration in the expected credit performance of the underlying loans in those specific securities.

Provision for loan losses decreased 31% to $46.1 million and 36% to $88.8 million for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012. The decrease in provision for loan losses was driven primarily by improving credit trends and loan portfolio run-off, as well as a $12.5 million benefit from a settlement with a third party mortgage originator that was recorded in the first quarter of 2013.

Total balance sheet management operating expense decreased 27% to $41.4 million and 21% to $91.5 million for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012. The decrease in operating expense resulted primarily from reduced servicing expenses due to lower loan balances, reduced expenses related to REO and lower consulting fees when compared to the same period in 2012.

Corporate/Other

The following table summarizes corporate/other financial information for the three and six months ended June 30, 2013 and 2012 (dollars in millions):

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
			2013 vs. 2012				2013 vs. 2012
	2013	2012	Amount	%	2013	2012	Amount	%
Total net revenue	$—	$—	$—	*	$—	$—	$—	*

Compensation and benefits	22.6	16.4	6.2	38%	43.1	34.8	8.3	24%
Professional services	10.1	8.0	2.1	27%	18.5	15.2	3.3	21%
Occupancy and equipment	1.7	1.3	0.4	30%	2.8	2.2	0.6	26%
Communications	0.4	0.4	—	(1)%	0.8	0.8	—	(6)%
Depreciation and amortization	4.1	4.0	0.1	4%	8.1	8.3	(0.2)	(2)%
Facility restructuring and other exit activities	9.9	1.6	8.3	*	17.5	1.2	16.3	*
Other operating expenses	4.9	5.0	(0.1)	(3)%	10.2	10.3	(0.1)	(1)%

Total operating expense	53.7	36.7	17.0	46%	101.0	72.8	28.2	39%

Operating loss	(53.7)	(36.7)	(17.0)	46%	(101.0)	(72.8)	(28.2)	39%
Total other income (expense)	(27.6)	(43.2)	15.6	(36)%	(51.9)	(88.4)	36.5	(41)%

Corporate/other loss	$(81.3)	$(79.9)	$(1.4)	2%	$(152.9)	$(161.2)	$8.3	(15)%

*	Percentage not meaningful.

The corporate/other category includes costs that are centrally-managed, technology related costs incurred to support centrally-managed functions, restructuring and other exit activities, corporate debt and corporate investments.

The corporate/other loss before income taxes was $81.3 million and $152.9 million for the three and six months ended June 30, 2013, respectively, compared to $79.9 million and $161.2 million for the same periods in 2012.

The operating loss increased 46% to $53.7 million and 39% to $101.0 million for the three and six months ended June 30, 2013, respectively, when compared to the same period in 2012, due primarily to increases in compensation and benefits and facility restructuring and other exit activities expense as a result of severance costs incurred as part of our expense reduction initiatives.

Total other income (expense) included corporate interest expense on interest-bearing corporate debt for the three and six months ended June 30, 2013 and 2012. Corporate interest expense decreased 37% to $28.6 million and $57.2 million for both the three and six months ended June 30, 2013 compared to the same periods in 2012 as a result of the refinance of $1.3 billion of higher yielding corporate debt during the fourth quarter of 2012. During the three and six months ended June 30, 2013, corporate interest expense was partially offset by gains of $1.0 million and $5.3 million, respectively, included in equity in income of investments and other related to an investment in a venture fund.

BALANCE SHEET OVERVIEW

The following table sets forth the significant components of the consolidated balance sheet (dollars in millions):

			Variance
	June 30, 2013	December 31, 2012	2013 vs. 2012
			Amount	%
Assets:
Cash and equivalents	$1,045.3	$2,761.5	$(1,716.2)	(62)%
Segregated cash	855.4	376.9	478.5	127%
Securities(1)	22,961.7	23,084.2	(122.5)	(1)%
Margin receivables	5,970.0	5,804.0	166.0	3%
Loans receivable, net	9,105.9	10,098.7	(992.8)	(10)%
Investment in FHLB stock	77.1	67.4	9.7	14%
Other(2)	4,991.1	5,194.0	(202.9)	(4)%

Total assets	$45,006.5	$47,386.7	$(2,380.2)	(5)%

Liabilities and shareholders’ equity:
Deposits	$25,548.5	$28,392.5	$(2,844.0)	(10)%
Wholesale borrowings(3)	6,226.2	5,715.6	510.6	9%
Customer payables	5,083.0	4,964.9	118.1	2%
Corporate debt	1,766.8	1,765.0	1.8	0%
Other liabilities	1,621.4	1,644.2	(22.8)	(1)%

Total liabilities	40,245.9	42,482.2	(2,236.3)	(5)%
Shareholders’ equity	4,760.6	4,904.5	(143.9)	(3)%

Total liabilities and shareholders’ equity	$45,006.5	$47,386.7	$(2,380.2)	(5)%

(1)	Includes balance sheet line items trading, available-for-sale and held-to-maturity securities.
(2)	Includes balance sheet line items property and equipment, net, goodwill, other intangibles, net and other assets.
(3)	Includes balance sheet line items securities sold under agreements to repurchase and FHLB advances and other borrowings.

Segregated Cash

Segregated cash increased by $478.5 million to $855.4 million during the six months ended June 30, 2013. The level of cash required to be segregated under federal or other regulations, or segregated cash, is driven largely by customer cash and securities lending balances we hold as a liability in excess of the amount of margin receivables and securities borrowed balances we hold as an asset. The excess represents customer cash that we are required by our regulators to segregate for the exclusive benefit of our brokerage customers.

Securities

Trading, available-for-sale and held-to-maturity securities are summarized as follows (dollars in millions):

			Variance
	June 30, 2013	December 31, 2012	2013 vs. 2012
			Amount	%
Trading securities	$—	$101.3	$(101.3)	(100)%

Available-for-sale securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$12,124.2	$12,097.2	$27.0	0%
Non-agency CMOs	13.8	235.2	(221.4)	(94)%

Total residential mortgage-backed securities	12,138.0	12,332.4	(194.4)	(2)%
Investment securities	922.9	1,110.6	(187.7)	(17)%

Total available-for-sale securities	$13,060.9	$13,443.0	$(382.1)	(3)%

Held-to-maturity securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$8,162.0	$7,887.5	$274.5	3%
Investment securities	1,738.8	1,652.4	86.4	5%

Total held-to-maturity securities	$9,900.8	$9,539.9	$360.9	4%

Total securities	$22,961.7	$23,084.2	$(122.5)	(1)%

Securities represented 51% and 49% of total assets at June 30, 2013 and December 31, 2012, respectively. The decline in available-for-sale securities during the six months ended June 30, 2013 was due primarily to a decrease of $221.4 million and $187.7 million in non-agency CMOs and investment securities, respectively. We sold $230.5 million in amortized cost of available-for-sale non-agency CMOs during the first quarter of 2013 as part of our focus to reduce risk and deleverage the balance sheet.

The decrease in trading securities during the six months ended June 30, 2013, was due to our decision at the end of June 2013 to exit the market making business. All assets from the market making business, including $92.7 million in trading securities, were reclassified to held-for-sale and reflected in the other assets in the consolidated balance sheet.

Loans Receivable, Net

Loans receivable, net are summarized as follows (dollars in millions):

			Variance
	June 30, 2013	December 31, 2012	2013 vs. 2012
			Amount	%
One- to four-family	$4,999.3	$5,442.2	$(442.9)	(8)%
Home equity	3,813.3	4,223.4	(410.1)	(10)%
Consumer and other	687.9	844.9	(157.0)	(19)%
Unamortized premiums, net	56.3	68.9	(12.6)	(18)%
Allowance for loan losses	(450.9)	(480.7)	29.8	(6)%

Total loans receivable, net	$9,105.9	$10,098.7	$(992.8)	(10)%

Loans receivable, net decreased 10% to $9.1 billion at June 30, 2013 from $10.1 billion at December 31, 2012. This decline was due primarily to our strategy of reducing balance sheet risk by allowing the loan portfolio to pay down, which we plan to do for the foreseeable future.

Other Assets

The other assets balance is summarized as follows (dollars in millions):

			Variance
	June 30, 2013	December 31, 2012	2013 vs. 2012
			Amount	%
Property and equipment, net	$261.9	$288.2	$(26.3)	(9)%
Goodwill	1,791.8	1,934.2	(142.4)	(7)%
Other intangibles, net	227.3	260.6	(33.3)	(13)%
Other assets	2,710.1	2,711.0	(0.9)	(0)%

Total other assets	$4,991.1	$5,194.0	$(202.9)	(4)%

Total other assets decreased 4% to $5.0 billion at June 30, 2013 from $5.2 billion at December 31, 2012, due primarily to a decrease in goodwill. At the end of June 2013, we decided to exit our market making business, and as a result the entire amount of the associated goodwill of $142.4 million was impaired. Additionally, the market making assets were considered held-for-sale, including $92.7 million of trading securities and $21.2 million of other intangibles, net, and were reclassified to the other assets line item on the consolidated balance sheet.

Deposits

Deposits are summarized as follows (dollars in millions):

			Variance
	June 30, 2013	December 31, 2012	2013 vs. 2012
			Amount	%
Sweep deposits	$18,997.3	$21,253.6	$(2,256.3)	(11)%
Complete savings deposits	4,518.7	4,981.6	(462.9)	(9)%
Checking deposits	1,020.9	1,055.4	(34.5)	(3)%
Other money market and savings deposits	931.7	995.2	(63.5)	(6)%
Time deposits	79.9	106.7	(26.8)	(25)%

Total deposits	$25,548.5	$28,392.5	$(2,844.0)	(10)%

Deposits represented 63% and 67% of total liabilities at June 30, 2013 and December 31, 2012, respectively. At June 30, 2013, 91% of our customer deposits were covered by FDIC insurance. Deposits provide the benefit of lower interest costs compared with wholesale funding alternatives. Deposits decreased 10% to $25.5 billion at June 30, 2013 from $28.4 billion at December 31, 2012. The decrease was driven primarily by $2.7 billion in sweep deposits that were transferred off of the balance sheet to third parties during the first six months of 2013 as part of our deleveraging initiatives.

The deposits balance is a component of the total customer cash and deposits balance reported as a customer activity metric of $42.1 billion and $41.0 billion at June 30, 2013 and December 31, 2012, respectively. The total customer cash and deposits balance is summarized as follows (dollars in millions):

			Variance
	June 30, 2013	December 31, 2012	2013 vs. 2012
			Amount	%
Deposits	$25,548.5	$28,392.5	$(2,844.0)	(10)%
Less: brokered certificates of deposit	(1.8)	(11.2)	9.4	(84)%

Retail deposits	25,546.7	28,381.3	(2,834.6)	(10)%
Customer payables	5,083.0	4,964.9	118.1	2%
Customer cash balances held by third parties and other	11,460.5	7,644.2	3,816.3	50%

Total customer cash and deposits	$42,090.2	$40,990.4	$1,099.8	3%

Wholesale Borrowings

Wholesale borrowings, which consist of securities sold under agreements to repurchase and FHLB advances and other borrowings, are summarized as follows (dollars in millions):

			Variance
	June 30, 2013	December 31, 2012	2013 vs. 2012
			Amount	%
Securities sold under agreements to repurchase	$4,598.5	$4,454.7	$143.8	3%

FHLB advances	$1,191.1	$831.7	$359.4	43%
Subordinated debentures	427.8	427.7	0.1	0%
Other	8.8	1.5	7.3	*

Total FHLB advances and other borrowings	$1,627.7	$1,260.9	$366.8	29%

Total wholesale borrowings	$6,226.2	$5,715.6	$510.6	9%

*	Percentage not meaningful.

Wholesale borrowings represented 15% and 13% of total liabilities at June 30, 2013 and December 31, 2012, respectively. Securities sold under agreements to repurchase and FHLB advances are the primary wholesale funding sources of the Bank. During the second quarter of 2013, securities sold under agreements to repurchase and FHLB advances increased 3% to $4.6 billion and 43% to $1.2 billion, respectively. This increase was due to large amounts of customer net buying activity at the end of June 2013. This activity was temporarily funded with wholesale borrowings to allow for an orderly reduction in the balance sheet, which had already occurred in July 2013.

Corporate Debt

Corporate debt by type is shown as follows (dollars in millions):

	Face Value	Discount	Net
June 30, 2013
Interest-bearing notes:
6 3/4% Notes, due 2016	$435.0	$(4.9)	$430.1
6% Notes, due 2017	505.0	(4.2)	500.8
6 3/8% Notes, due 2019	800.0	(6.8)	793.2

Total interest-bearing notes	1,740.0	(15.9)	1,724.1
Non-interest-bearing debt:
0% Convertible debentures, due 2019	42.7	—	42.7

Total corporate debt	$1,782.7	$(15.9)	$1,766.8

	Face Value	Discount	Net
December 31, 2012
Interest-bearing notes:
6 3/4% Notes, due 2016	$435.0	$(5.8)	$429.2
6% Notes, due 2017	505.0	(4.6)	500.4
6 3/8% Notes, due 2019	800.0	(7.3)	792.7

Total interest-bearing notes	1,740.0	(17.7)	1,722.3
Non-interest-bearing debt:
0% Convertible debentures, due 2019	42.7	—	42.7

Total corporate debt	$1,782.7	$(17.7)	$1,765.0

Shareholders’ Equity

The activity in shareholders’ equity during the six months ended June 30, 2013 is summarized as follows (dollars in millions):

	Common Stock / Additional Paid- In Capital	Accumulated Deficit / Other Comprehensive Loss	Total
Beginning balance, December 31, 2012	$7,322.1	$(2,417.6)	$4,904.5
Net loss	—	(19.3)	(19.3)
Net change from available-for-sale securities	—	(240.9)	(240.9)
Net change from cash flow hedging instruments	—	111.6	111.6
Other(1)	5.2	(0.5)	4.7

Ending balance, June 30, 2013	$7,327.3	$(2,566.7)	$4,760.6

(1)	Other includes employee share-based compensation and changes in accumulated other comprehensive loss from foreign currency translation.

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

Capital is generated primarily through the business operations of the trading and investing and balance sheet management segments, which are primarily contained within E*TRADE Bank; therefore, we believe a key indicator of the capital generated or used in our business operations is the level of regulatory capital in E*TRADE Bank. As of June 30, 2013, E*TRADE Bank’s Tier 1 leverage ratio was 9.5%, an increase from 8.7% at December 31, 2012. We have been focused on improving the Tier 1 leverage ratio at E*TRADE Bank through deleveraging the balance sheet by a reduction in wholesale borrowings, retail deposits and customer payables. Through June 30, 2013, we have completed $8.7 billion in deleveraging initiatives. While we may take some tactical actions in future periods, we consider our deleveraging initiatives to be complete. We are now focused on continuing to generate capital through earnings.

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

Consolidated Cash and Equivalents

The consolidated cash and equivalents balance decreased by $1.7 billion to $1.0 billion at June 30, 2013 when compared to December 31, 2012. The majority of this balance is cash held in regulated subsidiaries, primarily the Bank, outlined as follows (dollars in millions):

	June 30, 2013	December 31, 2012	Variance
			2013 vs. 2012
Corporate cash	$250.9	$407.6	$(156.7)
Bank cash	768.1	2,319.6	(1,551.5)
International brokerage and other cash	26.3	34.3	(8.0)

Total consolidated cash and equivalents	$1,045.3	$2,761.5	$(1,716.2)

Corporate cash is the primary source of liquidity at the parent company. We define corporate cash as cash held at the parent company as well as cash held in certain subsidiaries that can distribute cash to the parent company without any regulatory approval. We believe corporate cash is a useful measure of the parent company’s liquidity as it is the primary source of capital above and beyond the capital deployed in our regulated subsidiaries. Corporate cash can fluctuate in any given quarter and is impacted primarily by tax settlements, approval and timing of subsidiary dividends, debt service costs and other overhead cost sharing arrangements. We target corporate cash to be at least two times our annual debt service, or approximately $220 million. From the level of corporate cash at June 30, 2013, we expect that it will decline generally in line with our corporate interest expense. However, the parent company has approximately $265 million in net deferred tax assets, which will ultimately become sources of corporate cash as the parent’s subsidiaries reimburse the parent for the use of its deferred tax assets.

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

E*TRADE Bank is subject to capital requirements determined by its primary regulators. At June 30, 2013 and December 31, 2012, E*TRADE Bank had $1.9 billion and $1.6 billion, respectively, of Tier 1 leverage capital in excess of the regulatory minimum level required to be considered “well capitalized.”

The Company’s broker-dealer subsidiaries are subject to capital requirements determined by their respective regulators. At June 30, 2013 and December 31, 2012, all of our brokerage subsidiaries met their minimum net capital requirements. Our broker-dealer subsidiaries had excess net capital of $767.1 million at June 30, 2013, an increase of $112.0 million from $655.1 million at December 31, 2012. The excess net capital of the broker-dealer subsidiaries at June 30, 2013 included $553.3 million and $153.9 million of excess net capital at E*TRADE Clearing LLC and E*TRADE Securities LLC, respectively, which are subsidiaries of E*TRADE Bank and are also included in the excess capital of E*TRADE Bank.

Financial Regulatory Reform Legislation and Basel III Framework

The Dodd-Frank Act requires all companies, including savings and loan holding companies, that directly or indirectly control an insured depository institution to serve as a source of strength for the institution. The implementation of holding company capital requirements will impact us as the parent company was not previously subject to regulatory capital requirements. These holding company capital requirements will become effective in 2015. We believe these capital ratios are an important measure of capital strength and accordingly manage our capital against the current capital ratios that apply to bank holding companies. The Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital ratios are non-GAAP measures as the parent company is not yet held to these regulatory capital requirements and are calculated as follows (dollars in millions):

	June 30, 2013	December 31, 2012	June 30, 2012
Shareholders’ equity	$4,760.6	$4,904.5	$5,079.6
Deduct:
Losses in other comprehensive income on available-for-sale debt securities and cash flow hedges, net of tax	(444.7)	(315.4)	(343.2)
Goodwill and other intangible assets, net of deferred tax liabilities	1,703.2	1,899.4	1,914.0
Add:
Qualifying restricted core capital elements (TRUPs)(1)	433.0	433.0	433.0

Subtotal	3,935.1	3,753.5	3,941.8
Deduct:
Disallowed servicing assets and deferred tax assets	1,252.8	1,278.9	1,304.8

Tier 1 capital	2,682.3	2,474.6	2,637.0

Add:
Allowable allowance for loan losses	234.5	251.8	275.3

Total capital	$2,916.8	$2,726.4	$2,912.3

Total average assets	$44,917.8	$48,152.7	$49,374.6
Deduct:
Goodwill and other intangible assets, net of deferred tax liabilities	1,703.2	1,899.4	1,914.0

Subtotal	43,214.6	46,253.3	47,460.6
Deduct:
Disallowed servicing assets and deferred tax assets	1,252.8	1,278.9	1,304.8

Average total assets for leverage capital purposes	$41,961.8	$44,974.4	$46,155.8

Total risk-weighted assets(2)	$18,502.1	$19,849.9	$21,696.2
Tier 1 leverage ratio (Tier 1 capital / Average total assets for leverage capital purposes)	6.4%	5.5%	5.7%
Tier 1 capital / Total risk-weighted assets	14.5%	12.5%	12.2%
Total capital / Total risk-weighted assets	15.8%	13.7%	13.4%

(1)

The Company included 100% of its trust preferred securities (“TRUPs”) in E*TRADE Financial’s Tier 1 capital, as the final ruling issued in July 2013 by the regulatory agencies has the phase-out of TRUPs beginning in 2015 for the Company. If the TRUPs phase-out had been implemented, E*TRADE Financial’s Tier 1 leverage ratio would have been 5.3% at June 30, 2013.

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

As of June 30, 2013, the parent company Tier 1 leverage ratio was approximately 6.4% compared to the minimum ratio required to be “well capitalized” of 5%, the Tier 1 risk-based capital ratio was approximately 14.5% compared to the minimum ratio required to be “well capitalized” of 6%, and the total risk-based capital ratio was approximately 15.8% compared to the minimum ratio required to be “well capitalized” of 10%.

Our Tier 1 common ratio, which is a non-GAAP measure and currently has no mandated minimum or “well capitalized” standard, was 12.2% as of June 30, 2013. We believe this ratio is an important measure of our capital strength. The Tier 1 common ratio is defined as Tier 1 capital less elements of Tier 1 capital that are not in the form of common equity, such as trust preferred securities, divided by total risk-weighted assets. The following table shows the calculation of the Tier 1 common ratio (dollars in millions):

	June 30, 2013	December 31, 2012	June 30, 2012
Shareholders’ equity	$4,760.6	$4,904.5	$5,079.6
Deduct:
Losses in other comprehensive income on available-for-sale debt securities and cash flow hedges, net of tax	(444.7)	(315.4)	(343.2)
Goodwill and other intangible assets, net of deferred tax liabilities	1,703.2	1,899.4	1,914.0

Subtotal	3,502.1	3,320.5	3,508.8
Deduct:
Disallowed servicing assets and deferred tax assets	1,252.8	1,278.9	1,304.8

Tier 1 common	$2,249.3	$2,041.6	$2,204.0

Total risk-weighted assets	$18,502.1	$19,849.9	$21,696.2
Tier 1 common ratio (Tier 1 common / Total risk-weighted assets)	12.2%	10.3%	10.2%

In July 2013, the U.S. Federal banking agencies finalized a rule to implement Basel III in the United States, a framework for the calculation and components of a banking organization’s regulatory capital and for calculating a banking organization’s risk-weighted assets. We believe the most relevant elements of the final rule to us relate to the risk-weighting of mortgage loans, which will remain unchanged from current rules, and margin receivables, which will qualify for 0% risk-weighting. In addition, the final rule gives the option for a one-time permanent election for the inclusion or exclusion in the calculation of Common Tier 1 capital of unrealized gains (losses) on all available-for-sale debt securities, which we intend to elect to exclude unrealized gains (losses). We believe the incorporation of these elements will have a favorable impact on our current capital ratios. The phase-in of the adopted rules is scheduled to begin in 2015, and we will be required to comply with the fully phased-in Basel III capital standards beginning in 2019.

On October 9, 2012, the OCC and the Federal Reserve adopted final regulations implementing the requirements to conduct company-run stress tests on an annual basis. Under the OCC and the Federal Reserve stress test regulations, E*TRADE Bank and the Company, respectively, will be required to utilize stress-testing methodologies providing for results under at least three different sets of conditions, including baseline, adverse, and severely adverse conditions. The final regulations require E*TRADE Bank to conduct its first stress test using financial statement data as of September 30, 2013, and it will be required to report results to the OCC on or before March 31, 2014. The final regulations will apply to the Company in the fall of 2016.

We conducted a company-run stress test for E*TRADE Bank and the Company, which we believe is consistent with the OCC’s and Federal Reserve’s methodologies, respectively, and provided the results to the OCC and the Federal Reserve with the submission of the long-term strategic and capital plan in February 2013.

Other Sources of Liquidity

We also maintain uncommitted lines of credit with unaffiliated banks to finance margin lending, with available balances subject to approval when utilized. At June 30, 2013, there were no outstanding balances.

We rely on borrowed funds, from sources such as securities sold under agreements to repurchase and FHLB advances, to provide liquidity for E*TRADE Bank. Our ability to borrow these funds is dependent upon the continued availability of funding in the wholesale borrowings market. In addition, we can borrow from the Federal Reserve Bank’s discount window to meet short-term liquidity requirements, although it is not viewed as a primary source of funding. At June 30, 2013, E*TRADE Bank had approximately $3.1 billion and $1.0 billion in additional collateralized borrowing capacity with the FHLB and the Federal Reserve Bank, respectively. We also have the ability to generate liquidity in the form of additional deposits by raising the yield on our customer deposit account products.

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

RISK MANAGEMENT

As a financial services company, our business exposes us to certain risks. The identification, mitigation and management of existing and potential risks are key to effective enterprise risk management. There are certain risks that are inherent to our business (e.g. execution of transactions) whereas other risks will present themselves through the conduct of that business. We seek to monitor and manage our significant risk exposures through a set of board-approved limits as well as Key Risk Indicators (“KRIs”) or metrics. We have in place a governance framework that regularly reports metrics, major risks and exposures to senior management and the Board of Directors. During 2013, we have and will continue to enhance our risk management culture and capabilities while complying with evolving regulatory guidelines and expectations.

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

•

Interest Rate Risk—the risk of loss of income or value of future income due to changes in interest rates arising from the Company’s balance sheet position. This includes convexity risk, which arises from optionality in the balance sheet, related to prepayments in mortgage assets.

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

For additional information about our interest rate risk, see Item 3. Quantitative and Qualitative Disclosures about Market Risk. For additional information on liquidity risk, see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources. Market risk, operational risk, strategic risk, reputational risk and legal, regulatory and compliance risk and the management of risk are more fully described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2012. We are also subject to other risks that could impact our business, financial condition, results of operations or cash flows in future periods. See Item 1A. Risk Factors in the Annual Report on Form 10-K for the year ended December 31, 2012, and as updated in this report.

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

Loss Mitigation on the Loan Portfolio

We have a credit risk operations team that focuses on the mitigation of potential losses in the loan portfolio. Through a variety of strategies, including voluntary line closures, automatically freezing lines on all delinquent accounts, and freezing lines on loans with materially reduced home equity, we have reduced our exposure to open home equity lines from a high of over $7 billion in 2007 to $0.4 billion as of June 30, 2013.

We have an initiative to assess our servicing relationships and, where appropriate, transfer certain mortgage loans to servicers that specialize in managing troubled assets. We believe this initiative has improved and will continue to improve the credit performance of the loans transferred in future periods when compared to the expected credit performance of these same loans if they had not been transferred. We completed a transfer of $1.6 billion of mortgage loans during the second quarter of 2013, which resulted in a total of $3.7 billion of our mortgage loans held at servicers that specialize in managing troubled assets as of June 30, 2013.

We have a loan modification program that focuses on the mitigation of potential losses in the loan portfolio. We consider modifications in which we make an economic concession to a borrower experiencing financial difficulty a TDR. During the six months ended June 30, 2013, we modified $58.7 million and $10.2 million of one- to four-family and home equity loans, respectively, in which the modification was considered a TDR.

We also processed minor modifications on a number of loans through traditional collections actions taken in the normal course of servicing delinquent accounts. These actions typically result in an insignificant delay in the timing of payments; therefore, we do not consider such activities to be economic concessions to the borrowers. As of June 30, 2013 and December 31, 2012, we had $34.0 million and $33.4 million of mortgage loans, respectively, in which the modification was not considered a TDR due to the insignificant delay in the timing of payments. Approximately 5% and 8% of these loans were classified as nonperforming as of June 30, 2013 and December 31, 2012, respectively.

We continue to review the mortgage loan portfolio in order to identify loans to be repurchased by the originator. Our review is primarily focused on identifying loans with violations of transaction representations and warranties or material misrepresentation on the part of the seller. Any loans identified with these deficiencies are submitted to the original seller for repurchase. During the first quarter of 2013, we agreed to a settlement with a third party mortgage originator specific to loans sold to us by this originator. A one-time payment of $12.5 million was agreed upon to satisfy in full all pending and future repurchase requests with this specific originator. We applied the full amount in the first quarter of 2013 to the allowance for loan losses, resulting in a corresponding reduction to net charge-offs as well as provision for loan losses. Approximately $18.4 million of loans were repurchased by or settled with the original sellers for the six months ended June 30, 2013. A total of $424.9 million of loans have been repurchased by the original sellers, including global settlements, since we actively started reviewing our purchased loan portfolio beginning in 2008.

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

The home equity loan portfolio is primarily second lien loans on residential real estate properties, which have a higher level of credit risk than first lien mortgage loans. Approximately 15% of the home equity loan portfolio was in the first lien position as of June 30, 2013. We hold both the first and second lien positions in less than 1% of the home equity loan portfolio. The home equity loan portfolio consists of approximately 21% of home equity installment loans and approximately 79% of home equity lines of credit.

Home equity installment loans are primarily fixed rate and fixed term, fully amortizing loans that do not offer the option of an interest-only payment. The majority of home equity lines of credit convert to amortizing loans at the end of the draw period, which typically ranges from five to ten years. Approximately 9% of this portfolio will require the borrowers to repay the loan in full at the end of the draw period. At June 30, 2013, the majority of the home equity line of credit portfolio had not converted from the interest-only draw period and approximately 80% of this portfolio will not begin amortizing until after 2014. However, during the trailing twelve months ended June 30, 2013, approximately 40% of our borrowers made voluntary annual principal payments of at least $500 on their home equity lines of credit and approximately half of those borrowers reduced their principal balance by at least $2,500. The following table outlines when home equity lines of credit convert to amortizing for the home equity line of credit portfolio as of June 30, 2013:

Period of Conversion to Amortizing Loan	% of Home Equity Line of Credit Portfolio
Already amortizing	10%
Through December 31, 2013	3%
Year ending December 31, 2014	7%
Year ending December 31, 2015	26%
Year ending December 31, 2016	41%
Year ending December 31, 2017	13%

Additionally, in the current and anticipated interest rate environment, we do not expect interest rate resets to be a material driver of credit costs in the near future. As of June 30, 2013, a total of $2.4 billion of one- to four-family loans had already reset for the first time and another $2.0 billion were expected to reset for the first time in the next five years. We expect approximately $1.1 billion in one- to four-family loans that have already reset to experience another interest rate reset in the remainder of 2013. We estimate that 1% of all one- to four-family loans expected to reset in the remainder of 2013 will experience a payment increase of more than 10% and approximately 80% are expected to reset to a lower payment in the remainder of 2013. The following table outlines the percentage of one- to four-family loans that have reset and are expected to reset for the first time as of June 30, 2013:

Period of First Interest Rate Reset	% of Total One- to Four-Family First Resets
Already reset	54%
Through December 31, 2013	2%
Year ending December 31, 2014	5%
Year ending December 31, 2015	5%
Year ending December 31, 2016	15%
Year ending December 31, 2017	19%

The following tables show the distribution of the mortgage loan portfolios by credit quality indicator (dollars in millions):

	One- to Four-Family		Home Equity
Current LTV/CLTV (1)	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
<=80%	$1,709.7	$1,324.2	$1,042.5	$927.5
80%-100%	1,432.5	1,404.4	858.9	776.2
100%-120%	974.3	1,231.5	857.4	932.0
>120%	882.8	1,482.1	1,054.5	1,587.7

Total mortgage loans receivable	$4,999.3	$5,442.2	$3,813.3	$4,223.4

Average estimated current LTV/CLTV (2)	98.1%	108.1%	104.9%	113.8%
Average LTV/CLTV at loan origination (3)	71.3%	71.2%	79.5%	79.4%

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

(3)	Average LTV/CLTV at loan origination calculations are based on LTV/CLTV at time of purchase for one- to four-family purchased loans and undrawn balances for home equity loans.

	One- to Four-Family		Home Equity
Documentation Type	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
Full documentation	$2,106.2	$2,317.9	$1,950.4	$2,166.5
Low/no documentation	2,893.1	3,124.3	1,862.9	2,056.9

Total mortgage loans receivable	$4,999.3	$5,442.2	$3,813.3	$4,223.4

	One- to Four-Family		Home Equity
Current FICO (1)	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
>=720	$2,542.8	$2,819.5	$1,994.7	$2,238.3
719 - 700	468.6	498.1	405.9	417.9
699 - 680	393.3	425.5	320.5	345.8
679 - 660	316.7	347.2	258.0	279.7
659 - 620	450.8	494.0	332.6	370.3
<620	827.1	857.9	501.6	571.4

Total mortgage loans receivable	$4,999.3	$5,442.2	$3,813.3	$4,223.4

(1)

FICO scores are updated on a quarterly basis; however, as of June 30, 2013 and December 31, 2012, there were some loans for which the updated FICO scores were not available. The current FICO distribution as of June 30, 2013 included original FICO scores for approximately $108 million and $11 million of one- to four-family and home equity loans, respectively. The current FICO distribution as of December 31, 2012 included original FICO scores for approximately $121 million and $20 million of one- to four-family and home equity loans, respectively.

	One- to Four-Family		Home Equity
Vintage Year	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
2003 and prior	$168.2	$190.4	$184.9	$218.2
2004	471.4	514.3	317.4	359.7
2005	989.3	1,095.1	1,021.5	1,131.3
2006	1,970.5	2,123.4	1,784.0	1,962.9
2007	1,396.6	1,515.0	496.9	542.2
2008	3.3	4.0	8.6	9.1

Total mortgage loans receivable	$4,999.3	$5,442.2	$3,813.3	$4,223.4

Average age of mortgage loans receivable (years)	7.2	6.7	7.4	6.9

	One- to Four-Family		Home Equity
Geographic Location	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
California	$2,369.9	$2,568.7	$1,204.0	$1,333.3
New York	351.4	386.4	284.8	313.1
Florida	332.2	368.3	270.9	298.9
Virginia	222.7	235.0	171.3	192.1
Other states	1,723.1	1,883.8	1,882.3	2,086.0

Total mortgage loans receivable	$4,999.3	$5,442.2	$3,813.3	$4,223.4

Approximately 41% and 40% of the Company’s real estate loans were concentrated in California at June 30, 2013 and December 31, 2012, respectively. No other state had concentrations of real estate loans that represented 10% or more of the Company’s real estate portfolio.

Allowance for Loan Losses

The allowance for loan losses is management’s estimate of probable losses inherent in the loan portfolio as of the balance sheet date. The estimate of the allowance for loan losses is based on a variety of quantitative and qualitative factors, including the composition and quality of the portfolio; delinquency levels and trends; current and historical charge-off and loss experience; our historical loss mitigation experience; the condition of the real estate market and geographic concentrations within the loan portfolio; the interest rate climate; the overall availability of housing credit; and general economic conditions. The allowance for loan losses is typically equal to management’s forecast of loan losses in the twelve months following the balance sheet date as well as the forecasted losses, including economic concessions to borrowers, over the estimated remaining life of loans modified as TDRs. The general allowance for loan losses also included a qualitative component to account for a variety of factors that are not directly considered in the quantitative loss model but are factors we believe may impact the level of credit losses. The qualitative component was $51 million and $44 million at June 30, 2013 and December 31, 2012, respectively.

The following table presents the allowance for loan losses by major loan category (dollars in millions):

	One- to Four-Family		Home Equity		Consumer and Other		Total
	Allowance	Allowance as a % of Loans Receivable(1)	Allowance	Allowance as a % of Loans Receivable(1)	Allowance	Allowance as a % of Loans Receivable(1)	Allowance	Allowance as a % of Loans Receivable(1)
June 30, 2013	$143.6	2.86%	$279.0	7.26%	$28.3	4.08%	$450.9	4.72%
December 31, 2012	$183.9	3.37%	$257.3	6.04%	$39.5	4.62%	$480.7	4.54%

(1)	Allowance as a percentage of loans receivable is calculated based on the gross loans receivable for each respective category.

During the six months ended June 30, 2013, the allowance for loan losses decreased by $29.8 million from the level at December 31, 2012, primarily driven by improving credit trends and loan portfolio run-off. During the second quarter of 2013, we refined our default assumptions and extended the period of management’s forecasted loan losses captured within the general allowance related to a subset of the home equity line of credit portfolio, approximately $260 million, that will require borrowers to repay the loan in full at the end of the draw period, commonly referred to as “balloon loans”. The overall impact of these enhancements drove the majority of the provision for loan losses during the three months ended June 30, 2013. The following table shows the trend of the ratio of the general allowance for loan losses, excluding the qualitative component, to loans that are 90+ days delinquent excluding modified TDRs (dollars in millions):

	Total 90+ Days Delinquent Loans, Excluding Modified TDRs	General Allowance for Loan Losses Before Qualitative Component	Coverage Ratio
June 30, 2013	$272.8	$257.6	94%
March 31, 2013	$310.0	$247.3	80%
December 31, 2012	$348.7	$265.2	76%
September 30, 2012	$383.3	$276.5	72%
June 30, 2012	$432.6	$290.4	67%

Troubled Debt Restructurings

TDRs include loan modifications completed under our programs that involve granting an economic concession to a borrower experiencing financial difficulty, as well as loans that have been charged-off based on the estimated current value of the underlying property less estimated selling costs due to bankruptcy notification. As of June 30, 2013, we had $200.9 million net investment of TDRs that had been charged-off due to bankruptcy notification, $104.9 million of which were classified as performing.

The following table shows the TDRs by delinquency category as of June 30, 2013 and December 31, 2012 (dollars in millions):

	TDRs Current	TDRs 30-89 Days Delinquent	TDRs 90-179 Days Delinquent	TDRs 180+ Days Delinquent	Total Recorded Investment in TDRs
June 30, 2013
One- to four-family	$917.3	$107.7	$45.7	$138.9	$1,209.6
Home equity	216.3	13.4	9.2	20.8	259.7

Total	$1,133.6	$121.1	$54.9	$159.7	$1,469.3

December 31, 2012
One- to four-family	$927.6	$118.8	$48.6	$134.1	$1,229.1
Home equity	231.9	17.6	7.9	19.6	277.0

Total	$1,159.5	$136.4	$56.5	$153.7	$1,506.1

TDRs on accrual status, which are current and have made six or more consecutive payments, were $969.0 million and $981.4 million at June 30, 2013 and December 31, 2012, respectively.

Troubled Debt Restructurings – Loan Modifications

The following table shows TDR loan modifications by delinquency category as of June 30, 2013 and December 31, 2012 (dollars in millions):

	Modifications Current	Modifications 30-89 Days Delinquent	Modifications 90-179 Days Delinquent	Modifications 180+ Days Delinquent	Total Recorded Investment in Modifications
June 30, 2013
One- to four-family	$830.7	$97.7	$41.3	$92.9	$1,062.6
Home equity	179.4	10.7	6.7	9.0	205.8

Total	$1,010.1	$108.4	$48.0	$101.9	$1,268.4

December 31, 2012
One- to four-family	$838.0	$105.2	$43.9	$79.1	$1,066.2
Home equity	195.0	15.1	6.2	7.1	223.4

Total	$1,033.0	$120.3	$50.1	$86.2	$1,289.6

Included in allowance for loan losses was a specific valuation allowance of $142.1 million and $171.4 million that was established for modifications at June 30, 2013 and December 31, 2012, respectively. The specific valuation allowance for these individually impaired loans represents the forecasted losses over the remaining life of the loan, including the economic concession to the borrower. The following table shows TDR loan modifications and the specific valuation allowance by loan portfolio as well as the percentage of total expected losses as of June 30, 2013 and December 31, 2012 (dollars in millions):

	Recorded Investment in Modifications before Charge-offs	Charge-offs	Recorded Investment in Modifications	Specific Valuation Allowance	Net Investment in Modifications	Specific Valuation Allowance as a % of Modifications	Total Expected Losses
June 30, 2013
One- to four-family	$1,386.4	$(323.7)	$1,062.7	$(77.0)	$985.7	7%	29%
Home equity	359.4	(153.7)	205.7	(65.1)	140.6	32%	61%

Total	$1,745.8	$(477.4)	$1,268.4	$(142.1)	$1,126.3	11%	35%

December 31, 2012
One- to four-family	$1,383.3	$(317.1)	$1,066.2	$(89.7)	$976.5	8%	29%
Home equity	382.6	(159.2)	223.4	(81.7)	141.7	37%	63%

Total	$1,765.9	$(476.3)	$1,289.6	$(171.4)	$1,118.2	13%	37%

The recorded investment in TDR loan modifications includes the charge-offs related to certain loans that were written down to the estimated current value of the underlying property less estimated costs to sell. These charge-offs were recorded on modified loans that were delinquent in excess of 180 days or in bankruptcy and on TDRs when certain characteristics of the loan, including CLTV, borrower’s credit and type of modification, cast substantial doubt on the borrower’s ability to repay the loan. The total expected loss on TDR loan modifications includes both the previously recorded charge-offs and the specific valuation allowance. Total expected losses on TDR loan modifications decreased slightly from 37% at December 31, 2012 to 35% at June 30, 2013.

Net Charge-offs

The following table provides an analysis of the allowance for loan losses and net charge-offs for the three and six months ended June 30, 2013 and 2012 (dollars in millions):

	Charge-offs	Recoveries(1)	Net Charge-offs	% of Average Loans (Annualized)
Three Months Ended June 30, 2013
One- to four-family	$(11.2)	$2.0	$(9.2)	0.72%
Home equity	(45.9)	8.5	(37.4)	3.78%
Consumer and other	(6.6)	3.0	(3.6)	1.99%

Total	$(63.7)	$13.5	$(50.2)	2.06%

Three Months Ended June 30, 2012
One- to four-family	$(33.2)	$9.3	$(23.9)	1.56%
Home equity	(100.0)	10.8	(89.2)	6.90%
Consumer and other	(10.4)	2.8	(7.6)	3.00%

Total	$(143.6)	$22.9	$(120.7)	3.92%

	Charge-offs	Recoveries(1)	Net Charge-offs	% of Average Loans (Annualized)
Six Months Ended June 30, 2013
One- to four-family	$(30.0)	$14.5	$(15.5)	0.60%
Home equity	(103.3)	16.4	(86.9)	4.23%
Consumer and other	(22.8)	6.6	(16.2)	4.18%

Total	$(156.1)	$37.5	$(118.6)	2.35%

Six Months Ended June 30, 2012
One- to four-family	$(123.7)	$9.3	$(114.4)	3.64%
Home equity	(325.0)	20.6	(304.4)	11.51%
Consumer and other	(23.3)	5.8	(17.5)	3.33%

Total	$(472.0)	$35.7	$(436.3)	6.91%

(1)	Recoveries include the impact of mortgage originator settlements.

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

Net charge-offs for the three and six months ended June 30, 2013 compared to the same periods in 2012 decreased by $70.5 million and $317.7 million, respectively. During the first quarter of 2012, we completed an evaluation of certain programs and practices that were designed in accordance with guidance from our former regulator, the OTS, which resulted in loan modification policies and procedures being aligned with the guidance from the OCC and a significant increase in charge-offs during the first quarter of 2012. Net charge-offs for the six months ended June 30, 2013 included a $12.5 million benefit recorded from a settlement with a third party mortgage originator during the first quarter of 2013. The timing and magnitude of charge-offs are affected by many factors and we anticipate variability from quarter to quarter while continuing to see a downward trend over the long term.

Nonperforming Assets

We classify loans as nonperforming when they are no longer accruing interest, which includes loans that are 90 days and greater past due, TDRs that are on nonaccrual status for all classes of loans and certain junior liens that have a delinquent senior lien. The following table shows the comparative data for nonperforming loans and assets (dollars in millions):

	June 30, 2013	December 31, 2012
One- to four-family	$578.4	$639.1
Home equity	194.9	247.5
Consumer and other	1.4	6.4

Total nonperforming loans	774.7	893.0
REO and other repossessed assets, net	41.7	71.2

Total nonperforming assets, net	$816.4	$964.2

Nonperforming loans receivable as a percentage of gross loans receivable	8.11%	8.44%
One- to four-family allowance for loan losses as a percentage of one- to four-family nonperforming loans	24.83%	28.77%
Home equity allowance for loan losses as a percentage of home equity nonperforming loans	143.15%	103.96%
Consumer and other allowance for loan losses as a percentage of consumer and other nonperforming loans	2021.43%	617.19%
Total allowance for loan losses as a percentage of total nonperforming loans	58.20%	53.83%

During the six months ended June 30, 2013, nonperforming assets, net decreased $147.8 million to $816.4 million when compared to December 31, 2012. This was attributed primarily to decreases in one- to four-family and home equity nonperforming loans driven by improving credit trends.

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

	June 30, 2013	December 31, 2012
One- to four-family	$76.1	$94.7
Home equity	42.3	64.2
Consumer and other loans	1.4	6.2

Total loans delinquent 90-179 days	$119.8	$165.1

Loans delinquent 90-179 days as a percentage of gross loans receivable	1.25%	1.56%

In addition, we monitor loans in which a borrower’s current credit history casts doubt on their ability to repay a loan. We classify loans as special mention when they are between 30 and 89 days past due. The following table shows the comparative data for special mention loans (dollars in millions):

	June 30, 2013	December 31, 2012
One- to four-family	$186.6	$233.8
Home equity	70.2	89.3
Consumer and other loans	12.3	19.1

Total special mention loans	$269.1	$342.2

Special mention loans receivable as a percentage of gross loans receivable	2.82%	3.23%

The trend in special mention loan balances is generally indicative of the expected trend for charge-offs in future periods, as these loans have a greater propensity to migrate into nonaccrual status and ultimately charge-off. One- to four-family loans are generally secured in a first lien position by real estate assets, reducing the potential loss when compared to an unsecured loan. Home equity loans are generally secured by real estate assets; however, the majority of these loans are secured in a second lien position, which substantially increases the potential loss when compared to a first lien position. The loss severity of our second lien home equity loans is approximately 94%.

During the six months ended June 30, 2013, special mention loans decreased by $73.1 million to $269.1 million and are down 73% from their peak of $1.0 billion as of December 31, 2008. This decrease was largely due to a decrease in both one- to four-family and home equity special mention loans. While the level of special mention loans can fluctuate significantly in any given period, we believe the continued decrease is an encouraging sign regarding the future credit performance of the mortgage loan portfolio.

Securities

We focus primarily on security type and credit rating to monitor credit risk in our securities portfolios. The table below details the amortized cost of municipal bonds, corporate bonds and non-agency debt securities by average credit ratings and type of asset as of June 30, 2013 and December 31, 2012 (dollars in millions):

June 30, 2013	AAA	AA	A	BBB	Below Investment Grade and Non-Rated	Total
Municipal bonds and corporate bonds	$30.3	$19.9	$—	$5.5	$—	$55.7
Non-agency CMOs	—	—	—	—	19.8	19.8

Total	$30.3	$19.9	$—	$5.5	$19.8	$75.5

December 31, 2012	AAA	AA	A	BBB	Below Investment Grade and Non-Rated	Total
Municipal bonds and corporate bonds	$10.3	$19.9	$—	$5.5	$—	$35.7
Non-agency CMOs	3.9	3.0	7.4	8.2	237.6	260.1

Total	$14.2	$22.9	$7.4	$13.7	$237.6	$295.8

We also held $23.1 billion and $22.5 billion of agency mortgage-backed securities and CMOs, agency debentures and agency debt securities at June 30, 2013 and December 31, 2012, respectively. We consider securities backed by the U.S. government or its agencies to have low credit risk as the long-term debt rating of the U.S. government is AA+ by S&P and AAA by Moody’s and Fitch.

Certain non-agency CMOs were other-than-temporarily impaired as a result of the deterioration in the expected credit performance of the underlying loans in those specific securities. As of June 30, 2013, we held approximately $19.8 million in amortized cost of non-agency CMOs that had been other-than-temporarily impaired. We recorded $0.6 million and $5.3 million of net impairment for the three months ended June 30, 2013 and 2012, respectively, and $1.7 million and $8.8 million of net impairment for the six months ended June 30, 2013 and 2012, respectively, related to other-than-temporarily impaired non-agency CMOs. During the first quarter of 2013, we sold $230.5 million amortized cost of available-for-sale non-agency CMOs as part of our focus to reduce risk and deleverage the balance sheet. Further declines in the performance of our remaining non-agency CMO portfolio could result in additional impairments in future periods.

SUMMARY OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in conformity with GAAP. Note 1–Organization, Basis of Presentation and Summary of Significant Accounting Policies of Item 8. Financial Statements and Supplementary Data in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as updated in this report, contains a summary of our significant accounting policies, many of which require the use of estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes for the periods presented. We believe that of our significant accounting policies, the following are noteworthy because they are based on estimates and assumptions that require complex and subjective judgments by management: allowance for loan losses; valuation of goodwill and other intangible assets; estimates of effective tax rates, deferred taxes and valuation allowance; classification and valuation of certain investments; accounting for derivative instruments; and fair value measurements. Changes in these estimates or assumptions could materially impact our financial condition and results of operations and actual results could differ from our estimates. The accounting policies and estimates discussions for allowance for loan losses and valuation of goodwill and other intangible assets have been updated for the period ended June 30, 2013 to reflect significant changes in estimates.

Allowance for Loan Losses

Description

The allowance for loan losses is management’s estimate of probable losses inherent in the loan portfolio as of the balance sheet date. In determining the adequacy of the allowance, we perform periodic evaluations of the loan portfolio and loss forecasting assumptions. As of June 30, 2013, the allowance for loan losses was $451.0 million on $9.5 billion of total loans receivable designated as held-for-investment.

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

For loans that are not TDRs, we established a general allowance. The one- to four-family and home equity loan portfolios are separated into risk segments based on key risk factors, which include but are not limited to loan type, delinquency history, documentation type, LTV/CLTV ratio and borrowers’ credit scores. For home equity loans in the second lien position, the original balance of the first lien loan at origination date and updated valuations on the property underlying the loan are used to calculate CLTV. Both current CLTV and FICO scores are among the factors utilized to categorize the risk associated with mortgage loans and assign a probability assumption of future default. We utilize historical mortgage loan performance data to develop the forecast of delinquency and default for these risk segments. During the second quarter of 2013, we refined our default assumptions and extended the period of management’s forecasted loan losses captured within the general allowance related to a subset of the home equity line of credit portfolio, approximately $260 million, that will require borrowers to repay the loan in full at the end of the draw period, commonly referred to as “balloon loans”. The overall impact of these enhancements drove the majority of the provision for loan losses during the three months ended June 30, 2013. The consumer and other loan portfolio is separated into risk segments by product and delinquency status. We utilize historical performance data and historical recovery rates on collateral liquidation to forecast delinquency and loss at the product level. The one- to four-family and home equity loan portfolios represented 53% and 40%, respectively, of total loans receivable as of June 30, 2013. The consumer and other loan portfolio represented 7% of total loans receivable as of June 30, 2013.

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

The total qualitative component was $51 million and $44 million at June 30, 2013 and December 31, 2012, respectively. The qualitative component for the one- to four-family and home equity loan portfolios was 20% and 17% of the general allowance for loan losses at June 30, 2013 and December 31, 2012, respectively. The increase in the qualitative reserve in these loan portfolios from December 31, 2012 to June 30, 2013 primarily reflects updates to portfolio specific factors. The qualitative component for the consumer and other loan portfolio was 17% of the general allowance at June 30, 2013 and December 31, 2012.

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

Valuation of Goodwill and Other Intangible Assets

Description

Goodwill and other intangible assets are evaluated for impairment on at least an annual basis or when events or changes indicate the carrying value may not be recoverable. Goodwill and other intangible assets net of amortization were $1.8 billion and $0.2 billion, respectively, at June 30, 2013.

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

Goodwill is allocated to reporting units, which are components of the business that are one level below operating segments. There is no goodwill assigned to reporting units within the balance sheet management segment. The following table shows the comparative data for the amount of goodwill allocated to each of the reporting units (dollars in millions):

Reporting Unit	June 30, 2013	December 31, 2012
Retail Brokerage	$1,791.8	$1,791.8
Market Making	—	142.4

Total goodwill	$1,791.8	$1,934.2

In conducting the goodwill impairment test for 2012, the estimated fair value of the market making reporting unit as a percentage of book value was approximately 115%; therefore, we expected that if actual cash flows were less than our estimated cash flows, goodwill impairment could occur in the market making reporting unit. We monitored these cash flows closely during both the first quarter and second quarter of 2013 to determine if a further evaluation of potential impairment was necessary so that impairment could be recognized in a timely manner.

During the second quarter of 2013, we also performed an evaluation of the strategic options for our market making business. In addition to the economic conditions considered, the evaluation considered the risks, both operational and regulatory, of the market making business as well as our assessment that the market making business is not core to our retail customer business. As a result of this evaluation, at the end of June 2013 we made the decision to exit the market making business and pursue a sale and contractual order flow agreements.

Based on the second quarter of 2013 events, we proceeded with the first step of the goodwill impairment test for the market making reporting unit. In conducting the goodwill impairment test for the market making reporting unit, we refined the estimated fair value of the market making reporting unit using the expected sale structure of the market making business. This structure assumed a shorter period of cash flows related to an order flow arrangement, compared to prior estimates of fair value. Based on the results of the first step of the goodwill impairment test, we determined that the carrying value of the market making reporting unit, including goodwill, exceeded the fair value for that reporting unit as of June 30, 2013. We proceeded to the second step of the goodwill impairment test to measure the amount of goodwill impairment. As the entire carrying amount of the goodwill allocated to the market making reporting unit exceeded the implied fair value of goodwill, we recognized $142.4 million of goodwill impairment in the consolidated statement of income (loss) for the three months ended June 30, 2013.

We also evaluate the remaining useful lives on intangible assets each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization. In the second quarter of 2013, pursuant to our decision to exit the market making reporting unit, we reclassified $21.2 million of the other intangible assets related to the market making reporting unit as held-for-sale. These held-for-sale intangible assets have been included in the other assets line item in the consolidated balance sheet as of June 30, 2013. The remaining other intangible assets have a weighted average remaining useful life of 12 years as of June 30, 2013. We did not recognize impairment on our other intangible assets in the periods presented.

Effects if Actual Results Differ

If our estimates of fair value for the retail brokerage reporting unit change due to changes in our business or other factors, we may determine that an impairment charge is necessary. Estimates of fair value are determined based on a complex model using estimated future cash flows and company comparisons. If the actual cash flows are less than the estimated future cash flows used in the annual assessment, then goodwill would have to be tested for impairment.

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

Return on average total assets—Annualized net income (loss) divided by average assets.

Return on average total shareholders’ equity—Annualized net income (loss) divided by average shareholders’ equity.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion about market risk disclosure includes forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of certain factors, including, but not limited to, those set forth in Item 1A. Risk Factors in the Annual Report on Form 10-K for the year ended December 31, 2012, and as updated in this report.

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

Exposure to interest rate risk is dependent upon the distribution and composition of interest-earning assets, interest-bearing liabilities and derivatives. The differing risk characteristics of each product are managed to mitigate our exposure to interest rate fluctuations. At June 30, 2013, 91% of our total assets were enterprise interest-earning assets.

At June 30, 2013, approximately 65% of total assets were residential real estate loans and available-for-sale and held-to-maturity mortgage-backed securities. The values of these assets are sensitive to changes in interest rates, as well as expected prepayment levels. As interest rates increase, fixed rate residential mortgages and mortgage-backed securities tend to exhibit lower prepayments. The inverse is true in a falling rate environment.

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

Derivative Instruments

We use derivative instruments to help manage interest rate risk. Interest rate swaps involve the exchange of fixed-rate and variable-rate interest payments between two parties based on a contractual underlying notional amount, but do not involve the exchange of the underlying notional amounts. Option products are utilized primarily to decrease the market value changes resulting from the prepayment dynamics of the mortgage portfolio, as well as to protect against increases in funding costs. The types of options employed include Cap Options (“Caps”), Floor Options (“Floors”), “Payor Swaptions” and “Receiver Swaptions”. Caps mitigate the market risk associated with increases in interest rates while Floors mitigate the risk associated with decreases in market interest rates. Similarly, Payor and Receiver Swaptions mitigate the market risk associated with the respective increases and decreases in interest rates. See derivative instruments discussion in Note 7—Accounting for Derivative Instruments and Hedging Activities in Item 1. Consolidated Financial Statements (Unaudited).

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

The EVE method is used at the E*TRADE Bank level and not for the Company. The ALCO monitors E*TRADE Bank’s interest rate risk position. E*TRADE Bank had nearly 100% of enterprise interest-earning assets at both June 30, 2013 and December 31, 2012 and held 99% of enterprise interest-bearing liabilities at both June 30, 2013 and December 31, 2012. The sensitivity of EVE at June 30, 2013 and December 31, 2012 and the limits established by E*TRADE Bank’s Board of Directors are listed below (dollars in millions):

Parallel Change in Interest Rates (basis points)(1)	Change in EVE
	June 30, 2013		December 31, 2012
	Amount	Percentage(2)	Amount	Percentage(2)	Board Limit
+300	$(676.0)	(15.6)%	$(446.3)	(11.1)%	(25)%
+200	$(406.4)	(9.4)%	$(168.5)	(4.2)%	(15)%
+100	$(159.3)	(3.7)%	$23.6	0.6%	(7)%
-100	$(39.4)	(0.9)%	$(175.6)	(4.4)%	(7)%

(1)

On June 30, 2013 and December 31, 2012 the yield for the three-month treasury bill was 0.04% and 0.05%, respectively. As a result, the requirements of the EVE model were temporarily modified, resulting in the removal of the minus 200 and 300 basis points scenarios for the periods ended June 30, 2013 and December 31, 2012.

(2)	The percentage change represents the amount of change in EVE divided by the base EVE as calculated in the current interest rate environment.

We actively manage interest rate risk positions. As interest rates change, we will adjust our strategy and mix of assets, liabilities and derivatives to optimize our position. For example, a 100 basis points increase in rates may not result in a change in value as indicated above. The Company compares the parallel shift in interest rate changes in EVE to the established board limits in order to assess the Company’s interest rate risk on a monthly basis. In the event that the percentage change in EVE exceeds the board limits, E*TRADE Bank’s Chief Risk Officer, Chief Financial Officer and Treasurer must all be promptly notified in writing and decide upon a plan of remediation. In addition, E*TRADE Bank’s Board of Directors must be promptly notified of the exception and the planned resolution.

PART I-FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (LOSS)

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue:
Operating interest income	$301,830	$354,520	$601,890	$716,781
Operating interest expense	(59,289)	(75,415)	(118,020)	(152,824)

Net operating interest income	242,541	279,105	483,870	563,957

Commissions	106,361	93,313	207,093	200,744
Fees and service charges	40,367	29,063	72,877	61,061
Principal transactions	21,176	21,239	42,922	45,385
Gains on loans and securities, net	21,061	24,685	36,741	59,591
Other-than-temporary impairment (“OTTI”)	(64)	(1,427)	(632)	(14,061)
Less: noncredit portion of OTTI recognized into (out of) other comprehensive income (loss) (before tax)	(516)	(3,842)	(1,113)	5,260

Net impairment	(580)	(5,269)	(1,745)	(8,801)
Other revenues	9,005	10,272	18,038	19,868

Total non-interest income	197,390	173,303	375,926	377,848

Total net revenue	439,931	452,408	859,796	941,805

Provision for loan losses	46,149	67,261	88,799	139,208
Operating expense:
Compensation and benefits	86,021	85,549	181,672	177,827
Advertising and market development	23,284	36,567	59,868	84,155
Clearing and servicing	31,062	32,837	62,706	67,392
FDIC insurance premiums	25,054	27,195	54,345	55,557
Professional services	18,634	19,934	35,936	40,269
Occupancy and equipment	18,153	18,244	35,669	36,098
Communications	18,618	18,358	37,132	37,478
Depreciation and amortization	22,797	23,104	45,845	45,343
Amortization of other intangibles	6,067	6,295	12,134	12,591
Impairment of goodwill	142,423	—	142,423	—
Facility restructuring and other exit activities	9,892	1,589	17,461	1,165
Other operating expenses	11,922	11,783	24,271	29,819

Total operating expense	413,927	281,455	709,462	587,694

Income (loss) before other income (expense) and income tax expense	(20,145)	103,692	61,535	214,903
Other income (expense):
Corporate interest income	11	20	24	34
Corporate interest expense	(28,613)	(45,285)	(57,233)	(90,410)
Equity in income of investments and other	966	2,113	5,260	2,007

Total other income (expense)	(27,636)	(43,152)	(51,949)	(88,369)

Income (loss) before income tax expense	(47,781)	60,540	9,586	126,534
Income tax expense	6,622	21,030	28,865	24,433

Net income (loss)	$(54,403)	$39,510	$(19,279)	$102,101

Basic earnings (loss) per share	$(0.19)	$0.14	$(0.07)	$0.36
Diluted earnings (loss) per share	$(0.19)	$0.14	$(0.07)	$0.35
Shares used in computation of per share data:
Basic	286,903	285,645	286,765	285,561
Diluted	286,903	290,044	286,765	290,184

See accompanying notes to consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income (loss)	$(54,403)	$39,510	$(19,279)	$102,101
Other comprehensive income (loss)
Available-for-sale securities:
OTTI, net(1)	41	891	393	8,780
Noncredit portion of OTTI reclassification (into) out of other comprehensive income (loss), net(2)	323	2,398	694	(3,286)
Unrealized gains (losses), net(3)	(214,978)	57,154	(221,015)	93,329
Reclassification into earnings, net(4)	(11,192)	(18,783)	(20,983)	(40,599)

Net change from available-for-sale securities	(225,806)	41,660	(240,911)	58,224

Cash flow hedging instruments:
Unrealized gains (losses), net(5)	62,494	(60,093)	68,469	(51,697)
Reclassification into earnings, net(6)	23,015	20,531	43,143	39,858

Net change from cash flow hedging instruments	85,509	(39,562)	111,612	(11,839)

Foreign currency translation losses, net	(434)	(1,180)	(440)	(455)

Other comprehensive income (loss)	(140,731)	918	(129,739)	45,930

Comprehensive income (loss)	$(195,134)	$40,428	$(149,018)	$148,031

(1)

Amounts are net of benefit from income taxes of less than $0.1 million and $0.2 million for the three and six months ended June 30, 2013, respectively, compared to benefit from income taxes of $0.5 million and $5.3 million for the three and six months ended June 30, 2012, respectively.

(2)

Amounts are net of benefit from income taxes of $0.2 million and $0.4 million for the three and six months ended June 30, 2013, respectively, compared to benefit from income taxes of $1.4 million and $2.0 million for the three and six months ended June 30, 2012, respectively.

(3)

Amounts are net of benefit from income taxes of $128.0 million and $131.7 million for the three and six months ended June 30, 2013, respectively, compared to provision for income taxes of $34.4 million and $56.2 million for the three and six months ended June 30, 2012, respectively.

(4)

Amounts are net of provision for income taxes of $6.7 million and $12.6 million for the three and six months ended June 30, 2013, respectively, compared to provision for income taxes of $11.3 million and $24.4 million for the three and six months ended June 30, 2012, respectively.

(5)

Amounts are net of provision for income taxes of $30.8 million and $34.6 million for the three and six months ended June 30, 2013, respectively, compared to benefit from income taxes of $36.2 million and $31.0 million for the three and six months ended June 30, 2012, respectively.

(6)

Amounts are net of benefit from income taxes of $11.3 million and $24.1 million for the three and six months ended June 30, 2013, respectively, compared to benefit from income taxes of $12.4 million and $24.3 million for the three and six months ended June 30, 2012, respectively.

See accompanying notes to the consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(In thousands, except share data)

(Unaudited)

	June 30,	December 31,
	2013	2012
ASSETS
Cash and equivalents	$1,045,252	$2,761,494
Cash required to be segregated under federal or other regulations	855,352	376,898
Trading securities	—	101,270
Available-for-sale securities	13,060,921	13,443,020
Held-to-maturity securities (fair value of $9,885,677 at June 30, 2013 and $9,910,496 at December 31, 2012)	9,900,743	9,539,948
Margin receivables	5,970,042	5,804,041
Loans receivable, net (net of allowance for loan losses of $450,946 at June 30, 2013 and $480,751 at December 31, 2012)	9,105,916	10,098,723
Investment in FHLB stock	77,150	67,400
Property and equipment, net	261,939	288,170
Goodwill	1,791,809	1,934,232
Other intangibles, net	227,327	260,622
Other assets	2,710,074	2,710,921

Total assets	$45,006,525	$47,386,739

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$25,548,527	$28,392,552
Securities sold under agreements to repurchase	4,598,487	4,454,661
Customer payables	5,082,970	4,964,922
FHLB advances and other borrowings	1,627,658	1,260,916
Corporate debt	1,766,827	1,764,982
Other liabilities	1,621,428	1,644,236

Total liabilities	40,245,897	42,482,269

Commitments and contingencies (see Note 15)
Shareholders’ equity:
Common stock, $0.01 par value, shares authorized: 400,000,000 at June 30, 2013 and December 31, 2012, shares issued and outstanding: 286,900,541 at June 30, 2013 and 286,114,334 at December 31, 2012	2,869	2,861
Additional paid-in-capital (“APIC”)	7,324,425	7,319,257
Accumulated deficit	(2,126,999)	(2,107,720)
Accumulated other comprehensive loss	(439,667)	(309,928)

Total shareholders’ equity	4,760,628	4,904,470

Total liabilities and shareholders’ equity	$45,006,525	$47,386,739

See accompanying notes to the consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2012	286,114	$2,861	$7,319,257	$(2,107,720)	$(309,928)	$4,904,470
Net loss	—	—	—	(19,279)	—	(19,279)
Other comprehensive loss	—	—	—	—	(129,739)	(129,739)
Exercise of stock options and related tax effects	29	—	(5,287)	—	—	(5,287)
Issuance of restricted stock, net of forfeitures and retirements to pay taxes	758	8	(4,866)	—	—	(4,858)
Share-based compensation	—	—	15,321	—	—	15,321

Balance, June 30, 2013	286,901	$2,869	$7,324,425	$(2,126,999)	$(439,667)	$4,760,628

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2011	285,368	$2,854	$7,306,862	$(1,995,137)	$(386,629)	$4,927,950
Net income	—	—	—	102,101	—	102,101
Other comprehensive income	—	—	—	—	45,930	45,930
Conversion of convertible debentures	10	—	100	—	—	100
Exercise of stock options and related tax effects	2	—	(3,745)	—	—	(3,745)
Issuance of restricted stock, net of forfeitures and retirements to pay taxes	361	3	(1,616)	—	—	(1,613)
Share-based compensation	—	—	8,879	—	—	8,879
Other	—	—	7	—	—	7

Balance, June 30, 2012	285,741	$2,857	$7,310,487	$(1,893,036)	$(340,699)	$5,079,609

See accompanying notes to the consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$(19,279)	$102,101
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	88,799	139,208
Depreciation and amortization (including discount amortization and accretion)	214,567	192,820
Net impairment and gains on loans and securities, net	(34,996)	(50,790)
Impairment of goodwill	142,423	—
Equity in income of investments and other	(5,260)	(2,007)
Share-based compensation	15,321	8,879
Deferred taxes	26,445	75,505
Other	1,521	(1,324)
Net effect of changes in assets and liabilities:
(Increase) decrease in cash required to be segregated under federal or other regulations	(478,454)	514,102
Increase in margin receivables	(166,001)	(978,094)
Increase (decrease) in customer payables	118,048	(462,205)
Proceeds from sales of loans held-for-sale	3,230	178,203
Originations of loans held-for-sale	—	(187,507)
Net decrease (increase) in trading securities	17	(5,617)
Decrease in other assets	262,252	211,142
Increase in other liabilities	100,943	276,297

Net cash provided by operating activities	269,576	10,713

Cash flows from investing activities:
Purchases of available-for-sale securities	(4,391,732)	(6,037,857)
Proceeds from sales, maturities of and principal payments on available-for-sale securities	4,298,264	5,653,983
Purchases of held-to-maturity securities	(1,531,488)	(2,753,175)
Proceeds from maturities of and principal payments on held-to-maturity securities	1,135,901	383,667
Net decrease in loans receivable	840,576	905,898
Capital expenditures for property and equipment	(23,004)	(45,012)
Proceeds from sale of REO and repossessed assets	39,863	54,797
Net cash flow from derivatives hedging assets	2,716	(41,049)
Other	(9,750)	6,706

Net cash provided by (used in) investing activities	$361,346	$(1,872,042)

See accompanying notes to the consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS-(Continued)

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from financing activities:
Net (decrease) increase in deposits	$(2,844,027)	$1,451,071
Net increase (decrease) in securities sold under agreements to repurchase	143,826	(297,843)
Advances from FHLB	840,000	1,640,000
Payments on advances from FHLB	(490,000)	(1,640,000)
Net cash flow from derivatives hedging liabilities	(4,475)	(9,210)
Other	7,512	(4,074)

Net cash (used in) provided by financing activities	(2,347,164)	1,139,944

Decrease in cash and equivalents	(1,716,242)	(721,385)
Cash and equivalents, beginning of period	2,761,494	2,099,839

Cash and equivalents, end of period	$1,045,252	$1,378,454

Supplemental disclosures:
Cash paid for interest	$138,037	$201,461
Cash paid for income taxes	$1,790	$4,398
Non-cash investing and financing activities:
Reclassification of market making business assets and liabilities to business held-for-sale	$78,978	$—
Reclassification of loans held-for-investment to loans held-for-sale	$41,102	$—
Transfers from loans to other real estate owned and repossessed assets	$29,128	$71,366

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

Certain prior period items in these consolidated financial statements have been reclassified to conform to the current period presentation. These consolidated financial statements reflect all adjustments, which are all normal and recurring in nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. All prior periods have been adjusted to present gains on sales of investments, net and equity in income (loss) of investments and venture funds on a single line item, equity in income of investments and other, on the consolidated statement of income (loss). These two line items were previously presented as separate line items on the consolidated statement of income (loss).

At the end of June 2013, the Company decided to exit its market making business. The Company reclassified the assets and liabilities of the market making business to held-for-sale as of June 30, 2013. The assets and liabilities of the market making business are presented in the other assets and other liabilities line items, respectively, as of June 30, 2013 on the consolidated balance sheet.

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

Similarly, the Company reports gains on sales of investments, net separately from gains on loans and securities, net. The Company believes reporting these two items separately provides a clearer picture of the financial performance of its operations than would a presentation that combined these two items. Gains on loans and securities, net are the result of activities in the Company’s operations, namely its balance sheet management segment. Gains on sales of investments, net relate to investments of the Company at the corporate level and are not related to the ongoing business of the Company’s operating subsidiaries. Gains on sales of investments, net is reported in the equity in income of investments and other line item on the consolidated statement of income (loss).

These consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2012.

Related Parties—Kenneth Griffin, President and CEO of Citadel, served on the Company’s Board of Directors from June 8, 2009 to May 9, 2013. During this period, the Company routed a portion of its customer equity orders in exchange-listed options and Regulation NMS Securities to an affiliate of Citadel for order handling and execution at current market rates. Payments for these customer equity orders represented approximately 1% of the Company’s total net revenue for both the three and six months ended June 30, 2013 and 2012.

Joseph M. Velli, Chairman and CEO of ConvergEx Group, joined the Board of Directors in January 2010. During the periods presented, the Company used ConvergEx Group for clearing and transfer agent services. Payments for these services represented less than 1% of the Company’s total operating expenses for both the three and six months ended June 30, 2013 and 2012.

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

Financial Statement Descriptions and Related Accounting Policies

Margin Receivables—The fair value of securities that the Company received as collateral in connection with margin receivables and securities borrowing activities, where the Company is permitted to sell or re-pledge the securities, was approximately $8.5 billion and $8.2 billion as of June 30, 2013 and December 31, 2012, respectively. Of this amount, $2.2 billion and $1.5 billion had been pledged or sold in connection with securities loans, bank borrowings and deposits with clearing organizations as of June 30, 2013 and December 31, 2012, respectively.

Allowance for Loan Losses—The allowance for loan losses is management’s estimate of probable losses inherent in the loan portfolio as of the balance sheet date. The Company’s segments are one- to four-family, home equity and consumer and other. For loans that are not TDRs, the Company established a general allowance. The estimate of the allowance for loan losses is based on a variety of quantitative and qualitative factors, including the composition and quality of the portfolio; delinquency levels and trends; current and historical charge-off and loss experience; the Company’s historical loss mitigation experience; the condition of the real estate market and geographic concentrations within the loan portfolio; the interest rate climate; the overall availability of housing credit; and general economic conditions. The one- to four-family and home equity loan portfolios are separated into risk segments based on key risk factors, which include but are not limited to loan type, delinquency history, documentation type, LTV/CLTV ratio and borrowers’ credit scores. For home equity loans in the second lien position, the original balance of the first lien loan at origination date and updated valuations on the property underlying the loan are used to calculate CLTV. Both current CLTV and FICO scores are among the factors utilized to categorize the risk associated with loans and assign a probability assumption of future default. Based upon the segmentation, the Company utilizes historical performance data to develop the forecast of delinquency and default for these risk segments. During the second quarter of 2013, the Company refined its default assumptions and extended the period of management’s forecasted loan losses captured within the general allowance related to a subset of the home equity line of credit portfolio, approximately $260 million, that will require borrowers to repay the loan in full at the end the draw period, commonly referred to as “balloon loans”. The overall impact of these enhancements drove the majority of the provision for loan losses during the three months ended June 30, 2013. The Company’s consumer and other loan portfolio is separated into risk segments by product and delinquency status. The Company utilizes historical performance data and historical recovery rates on collateral liquidation to forecast delinquency and loss at the product level. The general allowance for loan losses is typically equal to management’s forecast of loan losses in the twelve months following the balance sheet date.

The general allowance for loan losses also included a qualitative component to account for a variety of factors that are not directly considered in the quantitative loss model but are factors the Company believes may impact the level of credit losses. Examples of these factors are: external factors, such as changes in the macroeconomic, legal and regulatory environment; internal factors, such as procedural changes and reliance on third parties; and portfolio specific factors, such as the impact of payment resets and historical loan modification activity, which impacts the historical performance data used to forecast delinquency and default in the general allowance for loan losses.

The total qualitative component was $51 million and $44 million at June 30, 2013 and December 31, 2012, respectively. The qualitative component for the one- to four-family and home equity loan portfolios was 20% and 17% of the general allowance for loan losses at June 30, 2013 and December 31, 2012, respectively. The increase in the qualitative reserve in these loan portfolios from December 31, 2012 to June 30, 2013 primarily reflects updates to portfolio specific factors. The qualitative component for the consumer and other loan portfolio was 17% of the general allowance at June 30, 2013 and December 31, 2012.

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

Income Taxes—The Company’s unrecognized tax benefit decreased $150.6 million to $341.3 million during the six months ended June 30, 2013. The majority of the decrease was due to the Company’s intent to carryback 2012 operating losses to 2010 and 2011. At June 30, 2013, $248.3 million (net of federal benefits on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably impact the effective income tax rate in future periods.

Offsetting Assets and Liabilities—Effective January 1, 2013, the Company adopted the amended disclosure guidance about offsetting certain assets and liabilities, which required additional information about derivative instruments, repurchase agreements and securities borrowing and securities lending transactions that are offset or subject to an enforceable master netting arrangement or similar agreement. For financial statement purposes, the Company does not offset derivative instruments, repurchase agreements or securities borrowing and securities lending transactions. The Company’s derivative instruments, repurchase agreements and securities borrowing and securities lending transactions are transacted under master agreements that are widely used by counterparties and that may allow for net settlements of payments in the normal course as well as offsetting of all contracts with a given counterparty in the event of bankruptcy or default of one of the two parties to the transaction; therefore, all of these transactions are presented in the amended disclosures. The following table presents information about these transactions to enable the users of the Company’s financial statements to evaluate the potential effect of rights of setoff between these recognized assets and recognized liabilities as of June 30, 2013 and December 31, 2012 (dollars in thousands):

				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Collateral Received or Pledged (Including Cash)	Net Amount
June 30, 2013
Assets:
Deposits paid for securities borrowed(1)(5)	$422,947	$—	$422,947	$(238,954)	$(177,023)	$6,970
Derivative assets(1)(3)	92,752	—	92,752	(59,542)	(12,876)	20,334

Total	$515,699	$—	$515,699	$(298,496)	$(189,899)	$27,304

Liabilities:
Repurchase agreements(4)	$4,598,487	$—	$4,598,487	$—	$(4,584,967)	$13,520
Deposits received for securities loaned(2)(6)	1,140,523	—	1,140,523	(238,954)	(821,018)	80,551
Derivative liabilities(2)(3)(4)	195,728	—	195,728	(59,542)	(136,186)	—

Total	$5,934,738	$—	$5,934,738	$(298,496)	$(5,542,171)	$94,071

December 31, 2012
Assets:
Deposits paid for securities borrowed(1)(5)	$407,331	$—	$407,331	$(142,410)	$(259,490)	$5,431
Derivative assets(1)(3)	14,734	—	14,734	(5,176)	(8,427)	1,131

Total	$422,065	$—	$422,065	$(147,586)	$(267,917)	$6,562

Liabilities:
Repurchase agreements(4)	$4,454,661	$—	$4,454,661	$—	$(4,454,659)	$2
Deposits received for securities loaned(2)(6)	735,720	—	735,720	(142,410)	(554,400)	38,910
Derivative liabilities(2)(3)(4)	328,464	—	328,464	(5,176)	(323,288)	—

Total	$5,518,845	$—	$5,518,845	$(147,586)	$(5,332,347)	$38,912

(1)	Net amounts presented in the consolidated balance sheet are reflected in the other assets line item.
(2)	Net amounts presented in the consolidated balance sheet are reflected in the other liabilities line item.
(3)	Excludes net accrued interest payable of $20.1 million and $14.1 million as of June 30, 2013 and December 31, 2012, respectively.
(4)

The Company pledges available-for-sale and held-to-maturity securities as collateral for amounts due on repurchase agreements and derivative liabilities. The collateral pledged included available-for-sale securities at fair value and held-to-maturity securities at amortized cost for both June 30, 2013 and December 31, 2012.

(5)

Included in the gross amounts of deposits paid for securities borrowed is $146.8 million and $133.8 million as of June 30, 2013 and December 31, 2012, respectively, transacted through a program with a clearing organization, which guarantees the return of cash to the Company. For presentation purposes, these amounts presented are based on the original counterparties to the Company’s master securities loan agreements.

(6)

Included in the gross amounts of deposits received for securities loaned is $855.6 million and $419.6 million as of June 30, 2013 and December 31, 2012, respectively, transacted through a program with a clearing organization, which guarantees the return of securities to the Company. For presentation purposes, these amounts presented are based on the original counterparties to the Company’s master securities loan agreements.

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

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income

In February 2013, the FASB amended the presentation guidance on the reporting of amounts reclassified out of accumulated other comprehensive income. The amended guidance does not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the guidance amends the presentation of the amounts reclassified out of accumulated other comprehensive income by component. In addition, the amended guidance requires the presentation, either on the face of the statement where net income is presented or in the notes, of significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The amended guidance became effective for annual and interim periods beginning on January 1, 2013 for the Company and was applied prospectively. The Company’s disclosures reflect the adoption of the amended presentation guidance in Note 12—Shareholders’ Equity.

Inclusion of the Fed Funds Effective Swap Rate as a Benchmark Interest Rate for Hedge Accounting Purposes

In July 2013, the FASB amended the derivatives and hedging accounting guidance. The amended guidance permits the Fed Funds Effective Swap Rate to be used as a U.S. benchmark interest rate for hedge accounting purposes under derivatives and hedging accounting requirements, in addition to U.S. Treasury and LIBOR. The amendments also remove the restriction on using different benchmark rates for similar hedges. Before the amendments, only U.S. Treasury and the LIBOR swap rate were considered benchmark interest rates in accordance with GAAP. The amendments are effective prospectively for qualifying new or re-designated hedging relationships entered into on or after July 17, 2013. The amended accounting guidance will not have a material impact on the Company’s statement of financial condition, results of operation, or cash flows.

Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists

In July 2013, the FASB amended the presentation guidance on unrecognized tax benefits. The amended guidance requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except under certain circumstances. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The unrecognized tax benefit should also be presented in the financial statements as a liability if the tax law of the applicable jurisdiction does not require the Company to use, and the Company does not intend to use, the deferred tax asset to settle any additional income taxes. The amended presentation guidance will be effective for annual and interim periods beginning on January 1, 2014 for the Company and will be applied prospectively to unrecognized tax benefits that exist at that date. Retrospective application and early adoption is permitted. The adoption of the amended presentation guidance will not have a material impact on the Company’s financial condition, results of operations, or cash flows.

NOTE 2—BUSINESS HELD-FOR-SALE

Exit of Market Making Business

At the end of June 2013, the Company approved a plan to exit its market making business, and as a result the market making business’s assets and liabilities were classified as held-for-sale, which are reflected in other assets and other liabilities line items in the consolidated balance sheet, respectively, as of June 30, 2013. The table below summarizes the carrying amounts of the major classes of assets and liabilities of the market making business as of June 30, 2013 and December 31, 2012 (dollars in thousands):

	June 30, 2013(1)	December 31, 2012
Assets
Cash and equivalents	$13,970	$7,618
Trading securities	92,702	101,252
Property and equipment, net	1,188	1,517
Goodwill	—	142,423
Other intangibles, net	21,161	21,898
Other assets	44,435	37,096

Total assets	$173,456	$311,804

Liabilities
Other liabilities	94,478	96,463

Total liabilities	$94,478	$96,463

(1)	Assets and liabilities as of June 30, 2013 are classified as held-for-sale and reflected in the other assets and other liabilities line items on the consolidated balance sheet, respectively.

As a result of the Company’s decision to exit the market making business, the goodwill associated with the market making business was impaired. For additional information on the impairment of goodwill, see Note 8—Goodwill.

NOTE 3—OPERATING INTEREST INCOME AND OPERATING INTEREST EXPENSE

The following table shows the components of operating interest income and operating interest expense (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Operating interest income:
Loans	$102,188	$124,994	$208,857	$264,495
Available-for-sale securities	66,554	98,325	130,559	203,986
Held-to-maturity securities	61,264	60,245	119,333	113,651
Margin receivables	53,939	55,418	108,386	103,408
Securities borrowed and other	17,885	15,538	34,755	31,241

Total operating interest income	301,830	354,520	601,890	716,781

Operating interest expense:
Securities sold under agreements to repurchase	(37,010)	(40,473)	(73,713)	(81,237)
FHLB advances and other borrowings	(17,101)	(25,404)	(34,031)	(50,826)
Deposits	(3,221)	(6,611)	(6,374)	(14,953)
Customer payables and other	(1,957)	(2,927)	(3,902)	(5,808)

Total operating interest expense	(59,289)	(75,415)	(118,020)	(152,824)

Net operating interest income	$242,541	$279,105	$483,870	$563,957

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

Residential Mortgage-backed Securities

The Company’s residential mortgage-backed securities portfolio was comprised of agency mortgage-backed securities and CMOs, which represented the majority of the portfolio, and non-agency CMOs. Agency mortgage-backed securities and CMOs are guaranteed by U.S. government sponsored and federal agencies. All of the Company’s non-agency CMOs were backed by first lien mortgages and were below investment grade or non-rated as of June 30, 2013. The weighted average coupon rates for the residential mortgage-backed securities as of June 30, 2013 are shown in the following table:

Weighted Average Coupon Rate
Agency mortgage-backed securities	3.12%
Agency CMOs	3.36%
Non-agency CMOs	3.31%

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

Non-agency CMOs were valued using market and income approaches with market observable data, including recent market transactions when available. The valuations of non-agency CMOs reflect the Company’s best estimate of what market participants would consider in pricing the financial instruments. The Company considers the price transparency for non-agency CMOs to be a key determinant of the degree of judgment involved in determining the fair value. As of June 30, 2013, the Company’s non-agency CMOs were categorized in Level 3 of the fair value hierarchy. The Company’s portfolio management group determines the fair value measurements using a discounted cash flow methodology for non-agency CMOs on a monthly basis with market observable data to the extent available. The fair value measurements, valuation techniques and level classification methodology are reviewed and compared to prior periods on a quarterly basis by management from the finance, credit, enterprise risk management and compliance departments.

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

The following table presents additional information about the underlying loans and significant inputs used in discounted cash flow methodologies for the valuation of non-agency CMOs that were categorized in Level 3 of the fair value hierarchy as of June 30, 2013:

	Weighted Average	Range
Underlying loans:
Coupon rate	2.93%	2.74% - 6.37%
Maturity (years)	21	20 - 25
Significant inputs:
Yield	4%	3% - 10%
Default rate(1)	14%	7% - 22%
Loss severity	38%	24% - 67%
Prepayment rate	9%	2% - 29%

(1)	The default rate reflects the implied rate necessary to equate market price to the book yield given the market credit assumption.

Other Debt Securities

The fair value measurements of agency debt securities were determined using market and income approaches along with the Company’s own trading activities for identical or similar instruments and were categorized in Level 2 of the fair value hierarchy.

The Company’s municipal bonds are revenue bonds issued by state and other local government agencies. The valuation of corporate bonds is impacted by the credit worthiness of the corporate issuer. All of the Company’s municipal bonds and corporate bonds were rated investment grade as of June 30, 2013. These securities were valued using a market approach with pricing service valuations corroborated by recent market transactions for identical or similar bonds. Municipal bonds and corporate bonds were categorized in Level 2 of the fair value hierarchy.

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

The following table presents additional information about significant unobservable inputs used in the valuation of assets measured at fair value on a nonrecurring basis that were categorized in Level 3 of the fair value hierarchy as of June 30, 2013 (dollars in thousands):

	Unobservable Inputs	Average	Range
One- to four-family	Appraised value	$363	$4 — $2,150
Home equity	Appraised value	$284	$8 — $1,700
Real estate owned	Appraised value	$234	$8 — $ 900

Goodwill

At the end of June 2013, the Company decided to exit the market making business, and as a result evaluated the total goodwill allocated to the market making reporting unit for impairment. The Company valued the market making business by using a combination of expected present value of future cash flows of the business, a form of the income approach, and prices of comparable businesses, a form of the market approach, with significant unobservable inputs. The Company refined the estimated fair value of the market making reporting unit using the expected sale structure of the market making business. As a result of the evaluation, it was determined that the entire carrying amount of goodwill allocated to the market making reporting unit was impaired, and the Company recognized $142.4 million impairment of goodwill during the three months ended June 30, 2013.

Recurring and Nonrecurring Fair Value Measurements

Assets and liabilities measured at fair value at June 30, 2013 and December 31, 2012 are summarized in the following tables (dollars in thousands):

	Level 1	Level 2	Level 3	Total Fair Value
June 30, 2013:
Recurring fair value measurements:
Assets
Available-for-sale securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$—	$12,124,190	$—	$12,124,190
Non-agency CMOs	—	—	13,793	13,793

Total residential mortgage-backed securities	—	12,124,190	13,793	12,137,983

Investment securities:
Agency debentures	—	327,361	—	327,361
Agency debt securities	—	542,644	—	542,644
Municipal bonds	—	48,471	—	48,471
Corporate bonds	—	4,462	—	4,462

Total investment securities	—	922,938	—	922,938

Total available-for-sale securities	—	13,047,128	13,793	13,060,921

Other assets:
Derivative assets(1)	—	92,752	—	92,752
Deposits with clearing organizations(2)	31,000	—	—	31,000
Held-for-sale assets—trading securities(3)	91,597	1,105	—	92,702

Total other assets measured at fair value on a recurring basis	122,597	93,857	—	216,454

Total assets measured at fair value on a recurring basis(4)	$122,597	$13,140,985	$13,793	$13,277,375

Liabilities
Derivative liabilities(1)	$—	$195,728	$—	$195,728
Held-for-sale liabilities—securities sold, not yet purchased(3)	86,395	93	—	86,488

Total liabilities measured at fair value on a recurring basis(4)	$86,395	$195,821	$—	$282,216

Nonrecurring fair value measurements:(5)
Loans receivable:
One- to four-family	$—	$—	$166,979	$166,979
Home equity	—	—	41,275	41,275

Total loans receivable	—	—	208,254	208,254
REO	—	—	23,850	23,850

Total assets measured at fair value on a nonrecurring basis	$—	$—	$232,104	$232,104

(1)	All derivative assets and liabilities are interest rate contracts. Information related to derivative instruments is detailed in Note 7—Accounting for Derivative Instruments and Hedging Activities.
(2)	Represents U.S. Treasury securities held by a broker-dealer subsidiary.
(3)

Assets and liabilities of the market making business were reclassified as held-for-sale, and are presented in the other assets and other liabilities line items, respectfully, as of June 30, 2013 on the consolidated balance sheet. Information related to the classification is detailed in Note 2—Business Held-for-Sale.

(4)	Assets and liabilities measured at fair value on a recurring basis represented 30% and 1% of the Company’s total assets and total liabilities, respectively.
(5)

Represents the fair value of assets prior to deducting estimated selling costs that were carried on the consolidated balance sheet as of June 30, 2013, and for which a fair value measurement was recorded during the period. Goodwill allocated to the market making reporting unit with a carrying amount of $142.4 million was written down to zero as of June 30, 2013 and categorized in Level 3 of the fair value hierarchy.

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

The following table presents the losses associated with the assets measured at fair value on a nonrecurring basis during the three and six months ended June 30, 2013 and 2012 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
One- to four-family	$8,498	$34,408	$24,373	$134,755
Home equity	17,197	42,940	36,049	194,765

Total losses on loans receivable measured at fair value	$25,695	$77,348	$60,422	$329,520

Losses on REO measured at fair value	$863	$3,721	$1,759	$8,017
Losses on goodwill measured at fair value	$142,423	$—	$142,423	$—

Transfers Between Levels 1 and 2

For assets and liabilities measured at fair value on a recurring basis, the Company’s transfers between levels of the fair value hierarchy are deemed to have occurred at the beginning of the reporting period on a quarterly basis. The Company’s transfers of securities owned and securities sold, not yet purchased between Level 1 and 2 are generally driven by trading activities of those securities during the period. The Company had no material transfers between Level 1 and 2 during the three and six months ended June 30, 2013 and 2012.

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

The following tables present additional information about Level 3 assets and liabilities measured at fair value on a recurring basis for the three and six months ended June 30, 2013 and 2012 (dollars in thousands):

Available-for-sale Securities
Non-agency CMOs
Opening balance, April 1, 2013	$14,054
Losses recognized in earnings(1)	(580)
Net gains recognized in other comprehensive income(2)	1,043
Settlements	(724)

Closing balance, June 30, 2013	$13,793

(1)	Losses recognized in earnings were related to instruments held at June 30, 2013 and are reported in the net impairment line item.
(2)	Net gains recognized in other comprehensive income are reported in the net change from available-for-sale securities line item.

Available-for-sale Securities
Non-agency CMOs
Opening balance, April 1, 2012	$82,269
Losses recognized in earnings(1)	(3,849)
Net gains recognized in other comprehensive income(2)	4,413
Settlements	(3,099)
Transfer in to Level 3(3)(4)	34,248
Transfer out of Level 3(3)(5)	(23,388)

Closing balance, June 30, 2012	$90,594

(1)	Losses recognized in earnings were related to instruments held at June 30, 2012 and are reported in the net impairment line item.
(2)	Net gains recognized in other comprehensive income are reported in the net change from available-for-sale securities line item.
(3)	The Company’s transfers in and out of Level 3 are as of the beginning of the reporting period on a quarterly basis.
(4)	Non-agency CMOs transferred in to Level 3 due to a lack of observable market data, resulting from a decrease in market activity for the securities.
(5)	Non-agency CMOs transferred out of Level 3 because observable market data became available for those securities.

Available-for-sale Securities
Non-agency CMOs
Opening balance, January 1, 2013	$49,495
Losses recognized in earnings(1)	(1,745)
Net gains recognized in other comprehensive income(2)	2,759
Sales	(34,949)
Settlements	(1,767)

Closing balance, June 30, 2013	$13,793

(1)	Losses recognized in earnings were related to instruments held at June 30, 2013 and are reported in the net impairment line item.
(2)	Net gains recognized in other comprehensive income are reported in the net change from available-for-sale securities line item.

Available-for-sale Securities
Non-agency CMOs
Opening balance, January 1, 2012	$97,106
Losses recognized in earnings(1)	(6,602)
Net gains recognized in other comprehensive income(2)	4,444
Settlements	(7,281)
Transfers in to Level 3(3)(4)	87,887
Transfers out of Level 3(3)(5)	(84,960)

Closing balance, June 30, 2012	$90,594

(1)	Losses recognized in earnings were related to instruments held at June 30, 2012 and are reported in the net impairment line item.
(2)	Net gains recognized in other comprehensive income are reported in the net change from available-for-sale securities line item.
(3)	The Company’s transfers in and out of Level 3 are as of the beginning of the reporting period on a quarterly basis.
(4)	Non-agency CMOs transferred in to Level 3 due to a lack of observable market data, resulting from a decrease in market activity for the securities.
(5)	Non-agency CMOs transferred out of Level 3 because observable market data became available for those securities.

The Company’s transfers of certain non-agency CMOs in and out of Level 3 are generally driven by changes in price transparency for the securities. Financial instruments for which actively quoted prices or pricing parameters are available will have a higher degree of price transparency than financial instruments that are thinly traded or not quoted. As of June 30, 2013, less than 1% of the Company’s total assets and none of its total liabilities represented instruments measured at fair value on a recurring basis categorized as Level 3.

Fair Value of Financial Instruments Not Carried at Fair Value

The following table summarizes the carrying values, fair values and fair value hierarchy level classification of financial instruments that are not carried at fair value on the consolidated balance sheet at June 30, 2013 and December 31, 2012 (dollars in thousands):

	June 30, 2013
	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash and equivalents	$1,045,252	$1,045,252	$—	$—	$1,045,252
Cash required to be segregated under federal or other regulations	$855,352	$855,352	$—	$—	$855,352
Held-to-maturity securities:
Agency mortgage-backed securities and CMOs	$8,161,947	$—	$8,151,647	$—	$8,151,647
Agency debentures	163,443	—	168,605	—	168,605
Agency debt securities	1,575,353	—	1,565,425	—	1,565,425

Total held-to-maturity securities	$9,900,743	$—	$9,885,677	$—	$9,885,677

Margin receivables	$5,970,042	$—	$5,970,042	$—	$5,970,042
Loans receivable, net:
One- to four-family	$4,876,721	$—	$—	$4,212,023	$4,212,023
Home equity	3,562,284	—	—	3,041,554	3,041,554
Consumer and other	666,911	—	—	681,217	681,217

Total loans receivable, net(1)	$9,105,916	$—	$—	$7,934,794	$7,934,794

Investment in FHLB stock	$77,150	$—	$—	$77,150	$77,150
Liabilities
Deposits	$25,548,527	$—	$25,548,842	$—	$25,548,842
Securities sold under agreement to repurchase	$4,598,487	$—	$4,632,190	$—	$4,632,190
Customer payables	$5,082,970	$—	$5,082,970	$—	$5,082,970
FHLB advances and other borrowings	$1,627,658	$—	$1,283,080	$210,531	$1,493,611
Corporate debt	$1,766,827	$—	$1,831,243	$—	$1,831,243

(1)	The carrying value of loans receivable, net includes the allowance for loan losses of $450.9 million and loans that are valued at fair value on a nonrecurring basis as of June 30, 2013.

	December 31, 2012
	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash and equivalents	$2,761,494	$2,761,494	$—	$—	$2,761,494
Cash required to be segregated under federal or other regulations	$376,898	$376,898	$—	$—	$376,898
Held-to-maturity securities:
Agency mortgage-backed securities and CMOs	$7,887,555	$—	$8,182,064	$—	$8,182,064
Agency debentures	163,434	—	169,769	—	169,769
Agency debt securities	1,488,959	—	1,558,663	—	1,558,663

Total held-to-maturity securities	$9,539,948	$—	$9,910,496	$—	$9,910,496

Margin receivables	$5,804,041	$—	$5,804,041	$—	$5,804,041
Loans receivable, net:
One- to four-family	$5,281,702	$—	$—	$4,561,821	$4,561,821
Home equity	4,002,486	—	—	3,551,357	3,551,357
Consumer and other	814,535	—	—	838,721	838,721

Total loans receivable, net(1)	$10,098,723	$—	$—	$8,951,899	$8,951,899

Investment in FHLB stock	$67,400	$—	$—	$67,400	$67,400
Liabilities
Deposits	$28,392,552	$—	$28,394,400	$—	$28,394,400
Securities sold under agreement to repurchase	$4,454,661	$—	$4,493,463	$—	$4,493,463
Customer payables	$4,964,922	$—	$4,964,922	$—	$4,964,922
FHLB advances and other borrowings	$1,260,916	$—	$926,750	$196,765	$1,123,515
Corporate debt	$1,764,982	$—	$1,837,736	$—	$1,837,736

(1)	The carrying value of loans receivable, net includes the allowance for loan loss of $480.7 million and loans that are valued at fair value on a nonrecurring basis as of December 31, 2012.

The fair value measurement techniques for financial instruments not carried at fair value on the consolidated balance sheet at June 30, 2013 and December 31, 2012 are summarized as follows:

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

NOTE 5—AVAILABLE-FOR-SALE AND HELD-TO-MATURITY SECURITIES

The amortized cost basis and fair value of available-for-sale and held-to-maturity securities at June 30, 2013 and December 31, 2012 are shown in the following tables (dollars in thousands):

	Amortized Cost	Gross Unrealized / Unrecognized Gains	Gross Unrealized / Unrecognized Losses	Fair Value
June 30, 2013:
Available-for-sale securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$12,303,308	$94,683	$(273,801)	$12,124,190
Non-agency CMOs	19,757	1,484	(7,448)	13,793

Total residential mortgage-backed securities	12,323,065	96,167	(281,249)	12,137,983

Investment securities:
Agency debentures	359,004	—	(31,643)	327,361
Agency debt securities	550,235	1,865	(9,456)	542,644
Municipal bonds	50,235	29	(1,793)	48,471
Corporate bonds	5,479	—	(1,017)	4,462

Total investment securities	964,953	1,894	(43,909)	922,938

Total available-for-sale securities	$13,288,018	$98,061	$(325,158)	$13,060,921

Held-to-maturity securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$8,161,947	$110,767	$(121,067)	$8,151,647
Investment securities:
Agency debentures	163,443	5,162	—	168,605
Agency debt securities	1,575,353	17,474	(27,402)	1,565,425

Total investment securities	1,738,796	22,636	(27,402)	1,734,030

Total held-to-maturity securities	$9,900,743	$133,403	$(148,469)	$9,885,677

	Amortized Cost	Gross Unrealized / Unrecognized Gains	Gross Unrealized / Unrecognized Losses	Fair Value
December 31, 2012:
Available-for-sale securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$11,881,185	$232,905	$(16,792)	$12,097,298
Non-agency CMOs	260,064	4,362	(29,263)	235,163

Total residential mortgage-backed securities	12,141,249	237,267	(46,055)	12,332,461

Investment securities:
Agency debentures	515,990	12,434	(428)	527,996
Agency debt securities	525,408	21,354	—	546,762
Municipal bonds	30,235	1,111	—	31,346
Corporate bonds	5,478	—	(1,023)	4,455

Total investment securities	1,077,111	34,899	(1,451)	1,110,559

Total available-for-sale securities	$13,218,360	$272,166	$(47,506)	$13,443,020

Held-to-maturity securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$7,887,555	$301,686	$(7,177)	$8,182,064
Investment securities:
Agency debentures	163,434	6,335	—	169,769
Agency debt securities	1,488,959	69,705	(1)	1,558,663

Total investment securities	1,652,393	76,040	(1)	1,728,432

Total held-to-maturity securities	$9,539,948	$377,726	$(7,178)	$9,910,496

Contractual Maturities

The contractual maturities of all available-for-sale and held-to-maturity debt securities at June 30, 2013 are shown below (dollars in thousands):

	Amortized Cost	Fair Value
Available-for-sale securities:
Due within one year	$3,790	$3,803
Due within one to five years	61,465	62,836
Due within five to ten years	1,309,600	1,259,846
Due after ten years	11,913,163	11,734,436

Total available-for-sale securities	$13,288,018	$13,060,921

Held-to-maturity securities:
Due within one year	$80	$80
Due within one to five years	624,131	648,696
Due within five to ten years	2,657,625	2,674,376
Due after ten years	6,618,907	6,562,525

Total held-to-maturity securities	$9,900,743	$9,885,677

The Company pledged $2.2 billion and $2.8 billion at June 30, 2013 and December 31, 2012, respectively, of available-for-sale securities and $3.4 billion and $2.9 billion at June 30, 2013 and December 31, 2012, respectively, of held-to-maturity securities as collateral for repurchase agreements, derivatives and other purposes.

Investments with Unrecognized or Unrealized Losses

The following tables show the fair value and unrealized or unrecognized losses on available-for-sale and held-to-maturity securities, aggregated by investment category, and the length of time that individual securities have been in a continuous unrealized or unrecognized loss position at June 30, 2013 and December 31, 2012 (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized / Unrecognized Losses	Fair Value	Unrealized / Unrecognized Losses	Fair Value	Unrealized / Unrecognized Losses
June 30, 2013:
Available-for-sale securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$6,216,376	$(265,105)	$578,164	$(8,696)	$6,794,540	$(273,801)
Non-agency CMOs	522	(133)	11,668	(7,315)	12,190	(7,448)
Investment securities:
Agency debentures	327,361	(31,643)	—	—	327,361	(31,643)
Agency debt securities	499,073	(9,456)	—	—	499,073	(9,456)
Municipal bonds	42,982	(1,793)	—	—	42,982	(1,793)
Corporate bonds	—	—	4,462	(1,017)	4,462	(1,017)

Total temporarily impaired available-for-sale securities	$7,086,314	$(308,130)	$594,294	$(17,028)	$7,680,608	$(325,158)

Held-to-maturity securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$4,188,521	$(117,617)	$145,785	$(3,450)	$4,334,306	$(121,067)
Agency debt securities	1,048,601	(27,402)	—	—	1,048,601	(27,402)

Total temporarily impaired held-to-maturity securities	$5,237,122	$(145,019)	$145,785	$(3,450)	$5,382,907	$(148,469)

December 31, 2012:
Available-for-sale securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$2,588,947	$(16,680)	$16,337	$(112)	$2,605,284	$(16,792)
Non-agency CMOs	—	—	198,635	(29,263)	198,635	(29,263)
Investment securities:
Agency debentures	62,786	(428)	—	—	62,786	(428)
Corporate bonds	—	—	4,455	(1,023)	4,455	(1,023)

Total temporarily impaired available-for-sale securities	$2,651,733	$(17,108)	$219,427	$(30,398)	$2,871,160	$(47,506)

Held-to-maturity securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$1,240,008	$(6,937)	$2,427	$(240)	$1,242,435	$(7,177)
Agency debt securities	84	(1)	—	—	84	(1)

Total temporarily impaired held-to-maturity securities	$1,240,092	$(6,938)	$2,427	$(240)	$1,242,519	$(7,178)

The Company does not believe that any individual unrealized loss in the available-for-sale or unrecognized loss in the held-to-maturity portfolio as of June 30, 2013 represents a credit loss. The credit loss component is the difference between the security’s amortized cost basis and the present value of its expected future cash flows, and is recognized in earnings. The noncredit loss component is the difference between the present value of its expected future cash flows and the fair value and is recognized through other comprehensive income (loss). The Company assessed whether it intends to sell, or whether it is more likely than not that the Company will be required to sell a security before recovery of its amortized cost basis. For debt securities that are considered other-than-temporarily impaired and that the Company does not intend to sell as of the balance sheet date and will not be required to sell prior to recovery of its amortized cost basis, the Company determines the amount of the impairment that is related to credit and the amount due to all other factors.

The majority of the unrealized or unrecognized losses on mortgage-backed securities are attributable to changes in interest rates and a re-pricing of risk in the market. Agency mortgage-backed securities and CMOs, agency debentures and agency debt securities are guaranteed by U.S. government sponsored and federal agencies. Municipal bonds and corporate bonds are evaluated by reviewing the credit-worthiness of the issuer and general market conditions. The Company does not intend to sell the securities in an unrealized or unrecognized loss position as of the balance sheet date and it is not more likely than not that the Company will be required to sell the debt securities before the anticipated recovery of its remaining amortized cost of the securities in an unrealized or unrecognized loss position at June 30, 2013.

The majority of the Company’s available-for-sale and held-to-maturity portfolio consists of residential mortgage-backed securities. For residential mortgage-backed securities, the Company calculates the credit portion of OTTI by comparing the present value of the expected future cash flows with the amortized cost basis of the security. The expected future cash flows are determined using the remaining contractual cash flows adjusted for future credit losses. The estimate of expected future credit losses includes the following assumptions: 1) expected default rates based on current delinquency trends, foreclosure statistics of the underlying mortgages and loan documentation type; 2) expected loss severity based on the underlying loan characteristics, including loan-to-value, origination vintage and geography; and 3) expected loan prepayments and principal reduction based on current experience and existing market conditions that may impact the future rate of prepayments. The expected cash flows of the security are then discounted at the interest rate used to recognize interest income on the security to arrive at the present value amount. The following table presents a summary of the significant inputs considered for securities that were other-than-temporarily impaired as of June 30, 2013:

	June 30, 2013
	Weighted Average	Range
Default rate(1)	4%	3% - 23%
Loss severity	49%	45% - 70%
Prepayment rate	7%	2% - 8%

(1)	Represents the expected default rate for the next twelve months.

The following table presents a roll forward for the three and six months ended June 30, 2013 and 2012 of the credit loss component on debt securities held by the Company that had a noncredit loss recognized in other comprehensive income (loss) and had a credit loss recognized in earnings (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Credit loss balance, beginning of period	$164,494	$206,477	$186,722	$202,945
Additions:
Subsequent credit impairment	580	5,269	1,745	8,801
Securities sold	—	—	(23,393)	—

Credit loss balance, end of period(1)	$165,074	$211,746	$165,074	$211,746

(1)

The credit loss balance at June 30, 2013 included $113.7 million of credit losses associated with debt securities that have been factored to zero, but the Company still holds legal title to these securities until maturity or until they are sold.

Within the securities portfolio, the highest concentration of credit risk is the non-agency CMO portfolio. As of June 30, 2013, the Company held approximately $19.8 million in amortized cost of non-agency CMO securities that had been other-than-temporarily impaired as a result of deterioration in the expected credit performance of the underlying loans in the securities. The following table shows the components of net impairment for the three and six months ended June 30, 2013 and 2012 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Other-than-temporary impairment (“OTTI”)	$(64)	$(1,427)	$(632)	$(14,061)
Less: noncredit portion of OTTI recognized into (out of) other comprehensive income (loss) (before tax)	(516)	(3,842)	(1,113)	5,260

Net impairment	$(580)	$(5,269)	$(1,745)	$(8,801)

Gains on Loans and Securities, Net

The detailed components of the gains on loans and securities, net line item on the consolidated statement of income (loss) for the three and six months ended June 30, 2013 and 2012 are as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Gains (losses) on loans, net	$(290)	$169	$(288)	$162
Gains on securities, net
Gains on available-for-sale securities	17,888	33,081	42,080	68,018
Losses on available-for-sale securities	—	(2,982)	(8,401)	(2,982)
Losses on trading securities, net	(1)	(109)	(1)	(108)
Hedge ineffectiveness	3,464	(5,474)	3,351	(5,499)

Gains on securities, net	21,351	24,516	37,029	59,429

Gains on loans and securities, net	$21,061	$24,685	$36,741	$59,591

During the first quarter of 2013, the Company sold $230.5 million in amortized cost of its available-for-sale non-agency CMOs for proceeds of approximately $227 million, which resulted in a pre-tax net loss of $3.8 million.

NOTE 6—LOANS RECEIVABLE, NET

Loans receivable, net at June 30, 2013 and December 31, 2012 are summarized as follows (dollars in thousands):

	June 30,	December 31,
	2013	2012
One- to four-family	$4,999,291	$5,442,174
Home equity	3,813,343	4,223,461
Consumer and other	687,939	844,942

Total loans receivable	9,500,573	10,510,577
Unamortized premiums, net	56,289	68,897
Allowance for loan losses	(450,946)	(480,751)

Total loans receivable, net	$9,105,916	$10,098,723

At June 30, 2013, we pledged $7.5 billion and $0.7 billion of loans as collateral to the FHLB and Federal Reserve Bank, respectively. At December 31, 2012, we pledged $8.2 billion and $0.8 billion of loans as collateral to the FHLB and Federal Reserve Bank, respectively. Additionally, the Company’s entire loans receivable portfolio was serviced by other companies at June 30, 2013 and December 31, 2012.

The following table represents the breakdown of the total recorded investment in loans receivable and allowance for loan losses by loans that have been collectively evaluated for impairment and those that have been individually evaluated for impairment at June 30, 2013 and December 31, 2012 (dollars in thousands):

	Recorded Investment		Allowance for Loan Losses
	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
Loans collectively evaluated for impairment	$8,087,554	$9,073,326	$308,854	$309,377
Loans individually evaluated for impairment (TDRs)	1,469,308	1,506,148	142,092	171,374

Total loans evaluated for impairment	$9,556,862	$10,579,474	$450,946	$480,751

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

The home equity loan portfolio is primarily second lien loans on residential real estate properties, which have a higher level of credit risk than first lien mortgage loans. Approximately 15% of the home equity portfolio was in the first lien position as of June 30, 2013. The Company holds both the first and second lien positions in less than 1% of the home equity loan portfolio. The home equity loan portfolio consists of approximately 21% of home equity installment loans and approximately 79% of home equity lines of credit.

Home equity installment loans are primarily fixed rate and fixed term, fully amortizing loans that do not offer the option of an interest-only payment. The majority of home equity lines of credit convert to amortizing loans at the end of the draw period, which typically ranges from five to ten years. Approximately 9% of this portfolio will require the borrowers to repay the loan in full at the end of the draw period. At June 30, 2013, the majority of the home equity line of credit portfolio had not converted from the interest-only draw period and approximately 80% of this portfolio will not begin amortizing until after 2014. The following table outlines when home equity lines of credit convert to amortizing for the home equity line of credit portfolio as of June 30, 2013:

Period of Conversion to Amortizing Loan	% of Home Equity Line of Credit Portfolio
Already amortizing	10%
Through December 31, 2013	3%
Year ending December 31, 2014	7%
Year ending December 31, 2015	26%
Year ending December 31, 2016	41%
Year ending December 31, 2017	13%

The following tables show the distribution of the Company’s mortgage loan portfolios by credit quality indicator at June 30, 2013 and December 31, 2012 (dollars in thousands):

	One- to Four-Family		Home Equity
Current LTV/CLTV (1)	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
<=80%	$1,709,734	$1,324,167	$1,042,533	$927,559
80%-100%	1,432,496	1,404,415	858,920	776,199
100%-120%	974,307	1,231,448	857,386	932,033
>120%	882,754	1,482,144	1,054,504	1,587,670

Total mortgage loans receivable	$4,999,291	$5,442,174	$3,813,343	$4,223,461

Average estimated current LTV/CLTV (2)	98.1%	108.1%	104.9%	113.8%
Average LTV/CLTV at loan origination (3)	71.3%	71.2%	79.5%	79.4%

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

(3)	Average LTV/CLTV at loan origination calculations are based on LTV/CLTV at time of purchase for one- to four-family purchased loans and undrawn balances for home equity loans.

	One- to Four-Family		Home Equity
Documentation Type	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
Full documentation	$2,106,196	$2,317,933	$1,950,404	$2,166,554
Low/no documentation	2,893,095	3,124,241	1,862,939	2,056,907

Total mortgage loans receivable	$4,999,291	$5,442,174	$3,813,343	$4,223,461

	One- to Four-Family		Home Equity
	June 30,	December 31,	June 30,	December 31,
Current FICO (1)	2013	2012	2013	2012
>=720	$2,542,854	$2,819,541	$1,994,654	$2,238,296
719 - 700	468,632	498,057	405,911	417,926
699 - 680	393,255	425,474	320,502	345,771
679 - 660	316,656	347,219	258,002	279,765
659 - 620	450,789	494,021	332,638	370,282
<620	827,105	857,862	501,636	571,421

Total mortgage loans receivable	$4,999,291	$5,442,174	$3,813,343	$4,223,461

(1)

FICO scores are updated on a quarterly basis; however, as of June 30, 2013 and December 31, 2012, there were some loans for which the updated FICO scores were not available. The current FICO distribution as of June 30, 2013 included original FICO scores for approximately $108 million and $11 million of one- to four-family and home equity loans, respectively. The current FICO distribution as of December 31, 2012 included original FICO scores for approximately $121 million and $20 million of one- to four-family and home equity loans, respectively.

	One- to Four-Family		Home Equity
Vintage Year	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
2003 and prior	$168,159	$190,407	$184,930	$218,182
2004	471,381	514,283	317,401	359,737
2005	989,340	1,095,047	1,021,487	1,131,341
2006	1,970,556	2,123,395	1,783,997	1,962,946
2007	1,396,592	1,515,020	496,904	542,203
2008	3,263	4,022	8,624	9,052

Total mortgage loans receivable	$4,999,291	$5,442,174	$3,813,343	$4,223,461

Average age of mortgage loans receivable (years)	7.2	6.7	7.4	6.9

	One- to Four-Family		Home Equity
Geographic Location	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
California	$2,369,849	$2,568,709	$1,204,058	$1,333,317
New York	351,428	386,380	284,813	313,148
Florida	332,232	368,319	270,908	298,860
Virginia	222,718	235,019	171,273	192,143
Other states	1,723,064	1,883,747	1,882,291	2,085,993

Total mortgage loans receivable	$4,999,291	$5,442,174	$3,813,343	$4,223,461

Delinquent Loans

The following table shows total loans receivable by delinquency category as of June 30, 2013 and December 31, 2012 (dollars in thousands):

	Current	30-89 Days Delinquent	90-179 Days Delinquent	180+ Days Delinquent	Total
June 30, 2013
One- to four-family	$4,474,641	$186,616	$76,138	$261,896	$4,999,291
Home equity	3,659,876	70,205	42,276	40,986	3,813,343
Consumer and other	674,295	12,267	1,377	—	687,939

Total loans receivable	$8,808,812	$269,088	$119,791	$302,882	$9,500,573

December 31, 2012
One- to four-family	$4,834,915	$233,796	$94,652	$278,811	$5,442,174
Home equity	4,028,936	89,347	64,239	40,939	4,223,461
Consumer and other	819,468	19,101	6,178	195	844,942

Total loans receivable	$9,683,319	$342,244	$165,069	$319,945	$10,510,577

Nonperforming Loans

The Company classifies loans as nonperforming when they are no longer accruing interest. Nonaccrual loans include loans that are 90 days and greater past due, TDRs that are on nonaccrual status for all classes of loans and certain junior liens that have a delinquent senior lien. As of June 30, 2013, the Company had nonaccrual loans of $578.4 million, $194.9 million and $1.4 million for one- to four-family, home equity and consumer and other loans, respectively. As of December 31, 2012, the Company had nonaccrual loans of $639.1 million, $247.5 million and $6.4 million for one- to four-family, home equity and consumer and other loans, respectively.

Allowance for Loan Losses

The following table provides a roll forward by loan portfolio of the allowance for loan losses for the three and six months ended June 30, 2013 and 2012 (dollars in thousands):

	Three Months Ended June 30, 2013
	One- to Four-Family	Home Equity	Consumer and Other	Total
Allowance for loan losses, beginning of period	$161,035	$263,126	$30,871	$455,032
Provision for loan losses	(8,212)	53,290	1,071	46,149
Charge-offs	(11,254)	(45,929)	(6,560)	(63,743)
Recoveries	2,000	8,550	2,958	13,508

Charge-offs, net	(9,254)	(37,379)	(3,602)	(50,235)

Allowance for loan losses, end of period	$143,569	$279,037	$28,340	$450,946

	Three Months Ended June 30, 2012
	One- to Four-Family	Home Equity	Consumer and Other	Total
Allowance for loan losses, beginning of period	$239,602	$291,015	$48,558	$579,175
Provision for loan losses	247	65,050	1,964	67,261
Charge-offs	(33,181)	(100,046)	(10,355)	(143,582)
Recoveries	9,266	10,864	2,772	22,902

Charge-offs, net	(23,915)	(89,182)	(7,583)	(120,680)

Allowance for loan losses, end of period	$215,934	$266,883	$42,939	$525,756

	Six Months Ended June 30, 2013
	One- to Four-Family	Home Equity	Consumer and Other	Total
Allowance for loan losses, beginning of period	$183,937	$257,333	$39,481	$480,751
Provision for loan losses	(24,828)	108,538	5,089	88,799
Charge-offs	(30,040)	(103,338)	(22,801)	(156,179)
Recoveries	14,500	16,504	6,571	37,575

Charge-offs, net	(15,540)	(86,834)	(16,230)	(118,604)

Allowance for loan losses, end of period	$143,569	$279,037	$28,340	$450,946

	Six Months Ended June 30, 2012
	One- to Four-Family	Home Equity	Consumer and Other	Total
Allowance for loan losses, beginning of period	$314,187	$463,288	$45,341	$822,816
Provision for loan losses	16,114	108,027	15,067	139,208
Charge-offs	(123,633)	(325,121)	(23,236)	(471,990)
Recoveries	9,266	20,689	5,767	35,722

Charge-offs, net	(114,367)	(304,432)	(17,469)	(436,268)

Allowance for loan losses, end of period	$215,934	$266,883	$42,939	$525,756

During the six months ended June 30, 2013, the allowance for loan losses decreased by $29.8 million from $480.7 million at December 31, 2012. During the second quarter of 2013, the Company refined its default assumptions and extended the period of management’s forecasted loan losses captured within the general allowance related to a subset of the home equity line of credit portfolio, approximately $260 million, that will require borrowers to repay the loan in full at the end the draw period, commonly referred to as “balloon loans”. The overall impact of these enhancements drove the majority of the provision for loan losses during the three months ended June 30, 2013. The general allowance for loan losses also included a qualitative component to account for a variety of factors that are not directly considered in the quantitative loss model but are factors the Company believes may impact the level of credit losses. The qualitative component was $51 million and $44 million at June 30, 2013 and December 31, 2012, respectively.

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

TDRs are accounted for as nonaccrual loans at the time of classification and return to accrual status after six consecutive payments are made. TDRs are classified as nonperforming until six consecutive payments have been made.

The unpaid principal balance in one- to four-family TDRs was $1.2 billion at both June 30, 2013 and December 31, 2012. For home equity loans, the recorded investment in TDRs represents the unpaid principal balance. As of June 30, 2013 the Company had $200.9 million recorded investment of TDRs that had been charged-off due to bankruptcy notification, $104.9 million of which were classified as performing. As of December 31, 2012 the Company had $216.6 million recorded investment of TDRs that had been charged-off due to bankruptcy notification, $119.2 million of which were classified as performing.

The following table shows a summary of the Company’s recorded investment in TDRs that were on accrual and nonaccrual status, in addition to the recorded investment of TDRs as of June 30, 2013 and December 31, 2012 (dollars in thousands):

		Nonaccrual TDRs
	Accrual TDRs(1)	Current(2)	30-89 Days Delinquent	90+ Days Delinquent	Recorded Investment in TDRs
June 30, 2013
One- to four-family	$784,732	$132,623	$107,725	$184,566	$1,209,646
Home equity	184,283	31,913	13,439	30,027	259,662

Total	$969,015	$164,536	$121,164	$214,593	$1,469,308

December 31, 2012
One- to four-family	$785,199	$142,373	$118,834	$182,719	$1,229,125
Home equity	196,199	35,750	17,634	27,440	277,023

Total	$981,398	$178,123	$136,468	$210,159	$1,506,148

(1)	Represents TDRs that are current and have made six or more consecutive payments.
(2)	Represents TDRs that are current but have not yet made six consecutive payments and certain junior lien TDRs that have a delinquent senior lien.

The following table shows the average recorded investment and interest income recognized both on a cash and accrual basis for the Company’s TDRs during the three and six months ended June 30, 2013 and 2012 (dollars in thousands):

	Average Recorded Investment		Interest Income Recognized
	Three Months Ended June 30,		Three Months Ended June 30,
	2013	2012	2013	2012
One- to four-family	$1,211,291	$1,037,046	$8,222	$8,328
Home equity	265,768	288,709	5,111	2,761

Total	$1,477,059	$1,325,755	$13,333	$11,089

	Average Recorded Investment		Interest Income Recognized
	Six Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
One- to four-family	$1,216,327	$1,014,003	$16,667	$16,421
Home equity	271,643	337,874	10,154	5,446

Total	$1,487,970	$1,351,877	$26,821	$21,867

Included in the allowance for loan losses was a specific valuation allowance of $142.1 million and $171.4 million that was established for TDRs at June 30, 2013 and December 31, 2012, respectively. The specific allowance for these individually impaired loans represents the forecasted losses over the estimated remaining life of the loan, including the economic concession to the borrower. The following table shows detailed information related to the Company’s loans that were modified in a TDR as of June 30, 2013 and December 31, 2012 (dollars in thousands):

	June 30, 2013			December 31, 2012
	Recorded Investment in TDRs	Specific Valuation Allowance	Net Investment in TDRs	Recorded Investment in TDRs	Specific Valuation Allowance	Net Investment in TDRs
With a recorded allowance:
One- to four-family	$462,357	$76,945	$385,412	$503,557	$89,684	$413,873
Home equity	$157,841	$65,147	$92,694	$185,133	$81,690	$103,443
Without a recorded allowance:(1)
One- to four-family	$747,289	$—	$747,289	$725,568	$—	$725,568
Home equity	$101,821	$—	$101,821	$91,890	$—	$91,890
Total:
One- to four-family	$1,209,646	$76,945	$1,132,701	$1,229,125	$89,684	$1,139,441
Home equity	$259,662	$65,147	$194,515	$277,023	$81,690	$195,333

(1)	Represents loans where the discounted cash flow analysis or collateral value is equal to or exceeds the recorded investment in the loan.

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

The vast majority of the Company’s TDR loan modifications include an interest rate reduction in combination with another type of concession. The Company prioritizes the interest rate reduction modifications in combination with the following modification categories: principal forgiven, principal deferred and re-age/extension/capitalization of accrued interest. Each class is mutually exclusive in that if a modification had an interest rate reduction with principal forgiven and an extension, the modification would only be presented in the principal forgiven column in the table below. The following tables provide the number of loans, post-modification balances immediately after being modified by major class, and the financial impact of modifications during the three and six months ended June 30, 2013 and 2012 (dollars in thousands):

	Three Months Ended June 30, 2013
		Interest Rate Reduction
	Number of Loans	Principal Forgiven	Principal Deferred	Re-age/ Extension/ Interest Capitalization	Other with Interest Rate Reduction	Other	Total
One- to four-family	83	$3,442	$1,267	$22,660	$781	$3,510	$31,660
Home equity	85	—	—	1,518	3,876	3,146	8,540

Total	168	$3,442	$1,267	$24,178	$4,657	$6,656	$40,200

	Three Months Ended June 30, 2012
		Interest Rate Reduction
	Number of Loans	Principal Forgiven	Principal Deferred	Re-age/ Extension/ Interest Capitalization	Other with Interest Rate Reduction	Other	Total
One- to four-family	201	$18,649	$17,436	$40,988	$1,406	$3,513	$81,992
Home equity	86	—	—	1,399	4,178	567	6,144

Total	287	$18,649	$17,436	$42,387	$5,584	$4,080	$88,136

	Six Months Ended June 30, 2013
		Interest Rate Reduction
	Number of Loans	Principal Forgiven	Principal Deferred	Re-age/ Extension/ Interest Capitalization	Other with Interest Rate Reduction	Other	Total
One- to four-family	176	$11,516	$3,568	$42,442	$1,612	$8,302	$67,440
Home equity	151	—	—	2,880	6,229	4,213	13,322

Total	327	$11,516	$3,568	$45,322	$7,841	$12,515	$80,762

	Six Months Ended June 30, 2012
		Interest Rate Reduction
	Number of Loans	Principal Forgiven	Principal Deferred	Re-age/ Extension/ Interest Capitalization	Other with Interest Rate Reduction	Other	Total
One- to four-family	380	$28,488	$26,829	$90,411	$5,214	$11,816	$162,758
Home equity	405	—	—	3,685	30,470	1,921	36,076

Total	785	$28,488	$26,829	$94,096	$35,684	$13,737	$198,834

	Three Months Ended June 30, 2013
	Financial Impact
	Principal Forgiven	Pre-TDR Weighted Average Interest Rate	Post-TDR Weighted Average Interest Rate
One- to four-family	$1,169	5.3%	2.3%
Home equity	8	4.2%	1.8%

Total	$1,177

	Three Months Ended June 30, 2012
	Financial Impact
	Principal Forgiven	Pre-TDR Weighted Average Interest Rate	Post-TDR Weighted Average Interest Rate
One- to four-family	$5,135	5.9%	2.3%
Home equity	—	5.2%	2.0%

Total	$5,135

	Six Months Ended June 30, 2013
	Financial Impact
	Principal Forgiven	Pre-TDR Weighted Average Interest Rate	Post-TDR Weighted Average Interest Rate
One- to four-family	$4,158	5.3%	2.3%
Home equity	8	4.3%	1.6%

Total	$4,166

	Six Months Ended June 30, 2012
	Financial Impact
	Principal Forgiven	Pre-TDR Weighted Average Interest Rate	Post-TDR Weighted Average Interest Rate
One- to four-family	$7,977	6.0%	2.3%
Home equity	8	4.4%	1.6%

Total	$7,985

The Company considers modifications that become 30 days past due to have experienced a payment default. The following table shows the recorded investment of modifications at June 30, 2013 and 2012 that experienced a payment default within 12 months after the modification for the three and six months ended June 30, 2013 and 2012 (dollars in thousands):

	Three Months Ended June 30, 2013		Six Months Ended June 30, 2013
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
One- to four-family(1)	22	$10,071	75	$28,555
Home equity(2)	13	466	36	1,571

Total	35	$10,537	111	$30,126

	Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
One- to four-family(1)	62	$22,303	146	$57,485
Home equity(2)	108	4,614	226	11,803

Total	170	$26,917	372	$69,288

(1)

As of the three and six months ended June 30, 2013, respectively, $1.5 million and $8.7 million of the recorded investment in one- to four-family loans that had a payment default in the trailing 12 months were classified as current, compared to $2.6 million and $11.5 million as of the three and six months ended June 30, 2012, respectively.

(2)

As of the three and six months ended June 30, 2013, respectively, $0.2 million and $0.8 million of the recorded investment in home equity loans that had a payment default in the trailing 12 months were classified as current, compared to $1.8 million and $6.3 million as of the three and six months ended June 30, 2012, respectively.

The delinquency status is the primary measure the Company uses to evaluate the performance of TDR loan modifications. The following table shows the TDR loan modifications by delinquency category as of June 30, 2013 and December 31, 2012 (dollars in thousands):

	Modifications Current	Modifications 30-89 Days Delinquent	Modifications 90-179 Days Delinquent	Modifications 180+ Days Delinquent	Recorded Investment in Modifications
June 30, 2013
One- to four-family	$830,654	$97,697	$41,353	$92,933	$1,062,637
Home equity	179,429	10,717	6,685	8,950	205,781

Total	$1,010,083	$108,414	$48,038	$101,883	$1,268,418

December 31, 2012
One- to four-family	$838,020	$105,142	$43,905	$79,102	$1,066,169
Home equity	195,021	15,107	6,173	7,118	223,419

Total	$1,033,041	$120,249	$50,078	$86,220	$1,289,588

NOTE 7—ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company enters into derivative transactions primarily to protect against interest rate risk on the value of certain assets, liabilities and future cash flows. Cash flow hedges, which include a combination of interest rate swaps, forward-starting swaps and purchased options, including caps and floors, are used primarily to reduce the variability of future cash flows associated with existing variable-rate assets and liabilities and forecasted issuances of liabilities. Fair value hedges, which include interest rate swaps and swaptions, are used to offset exposure to changes in value of certain fixed-rate assets and liabilities. Each derivative is recorded on the consolidated balance sheet at fair value as a freestanding asset or liability. The following table summarizes the fair value amounts of derivatives designated as hedging instruments reported in the consolidated balance sheet at June 30, 2013 and December 31, 2012 (dollars in thousands):

		Fair Value
	Notional	Asset(1)	Liability(2)	Net(3)
June 30, 2013
Interest rate contracts:
Cash flow hedges:
Pay-fixed rate swaps	$2,730,000	$15,888	$(195,604)	$(179,716)
Purchased options	1,130,000	15,869	—	15,869

Total cash flow hedges	3,860,000	31,757	(195,604)	(163,847)

Fair value hedges:
Pay-fixed rate swaps	1,490,100	60,995	(124)	60,871

Total derivatives designated as hedging instruments(4)	$5,350,100	$92,752	$(195,728)	$(102,976)

December 31, 2012
Interest rate contracts:
Cash flow hedges:
Pay-fixed rate swaps	$2,205,000	$—	$(310,079)	$(310,079)
Purchased options	2,325,000	13,391	—	13,391

Total cash flow hedges	4,530,000	13,391	(310,079)	(296,688)

Fair value hedges:
Pay-fixed rate swaps	514,180	1,343	(18,385)	(17,042)

Total derivatives designated as hedging instruments(4)	$5,044,180	$14,734	$(328,464)	$(313,730)

(1)	Reflected in the other assets line item on the consolidated balance sheet.
(2)	Reflected in the other liabilities line item on the consolidated balance sheet.
(3)	Represents derivative assets net of derivative liabilities for disclosure purposes only.
(4)	All derivatives were designated as hedging instruments as of June 30, 2013 and December 31, 2012.

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

The future issuances of liabilities, including repurchase agreements, are largely dependent on the market demand and liquidity in the wholesale borrowings market. As of June 30, 2013, the Company believes the forecasted issuance of all debt in cash flow hedge relationships is probable. However, unexpected changes in market conditions in future periods could impact the ability to issue this debt. The Company believes the forecasted issuance of debt in the form of repurchase agreements is most susceptible to an unexpected change in market conditions.

The following table summarizes the effect of interest rate contracts designated and qualifying as hedging instruments in cash flow hedges on accumulated other comprehensive loss and on the consolidated statement of income (loss) for the three and six months ended June 30, 2013 and 2012 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Gains (losses) on derivatives recognized in OCI (effective portion), net of tax	$62,494	$(60,093)	$68,469	$(51,697)
Losses reclassified from AOCI into earnings (effective portion), net of tax	$(23,015)	$(20,531)	$(43,143)	$(39,858)
Cash flow hedge ineffectiveness gains (losses) (1)	$1,086	$(1,284)	$941	$(973)

(1)	The cash flow hedge ineffectiveness is reflected in the gains on loans and securities, net line item on the statement of consolidated income (loss).

During the upcoming twelve months, the Company expects to include a pre-tax amount of approximately $139.2 million of net unrealized losses that are currently reflected in accumulated other comprehensive loss in net operating interest income as a yield adjustment in the same periods in which the related hedged items affect earnings. The maximum length of time over which transactions are hedged is 9 years.

The following table shows the balance in accumulated other comprehensive loss attributable to active and discontinued cash flow hedges at June 30, 2013 and December 31, 2012 (dollars in thousands):

	June 30, 2013	December 31, 2012
Accumulated other comprehensive loss balance (net of tax) related to:
Discontinued cash flow hedges	$(225,183)	$(247,983)
Active cash flow hedges	(115,546)	(204,358)

Total cash flow hedges	$(340,729)	$(452,341)

The following table shows the balance in accumulated other comprehensive loss attributable to cash flow hedges by type of hedged item at June 30, 2013 and December 31, 2012 (dollars in thousands):

	June 30, 2013	December 31, 2012
Repurchase agreements	$(438,919)	$(579,763)
FHLB advances	(111,995)	(146,253)
Home equity lines of credit	3,146	7,854
Other	—	116

Total balance of cash flow hedges, before tax	(547,768)	(718,046)
Tax benefit	207,039	265,705

Total balance of cash flow hedges, net of tax	$(340,729)	$(452,341)

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

The following table summarizes the effect of interest rate contracts designated and qualifying as hedging instruments in fair value hedges and related hedged items on the consolidated statement of income (loss) for the three and six months ended June 30, 2013 and 2012 (dollars in thousands):

	Three Months Ended June 30,
	2013			2012
	Hedging Instrument	Hedged Item	Hedge Ineffectiveness(1)	Hedging Instrument	Hedged Item	Hedge Ineffectiveness(1)
Agency debentures	$29,312	$(27,532)	$1,780	$(58,248)	$54,955	$(3,293)
Agency mortgage-backed securities	27,954	(27,356)	598	(9,374)	8,935	(439)
FHLB advances	—	—	—	10,479	(10,937)	(458)

Total gains (losses) included in earnings	$57,266	$(54,888)	$2,378	$(57,143)	$52,953	$(4,190)

	Six Months Ended June 30,
	2013			2012
	Hedging Instrument	Hedged Item	Hedge Ineffectiveness(1)	Hedging Instrument	Hedged Item	Hedge Ineffectiveness(1)
Agency debentures	$45,300	$(43,435)	$1,865	$(26,400)	$24,838	$(1,562)
Agency mortgage-backed securities	27,850	(27,305)	545	(5,043)	4,604	(439)
FHLB advances	—	—	—	9,203	(11,728)	(2,525)

Total gains (losses) included in earnings	$73,150	$(70,740)	$2,410	$(22,240)	$17,714	$(4,526)

(1)	Reflected in the gains on loans and securities, net line item on the consolidated statement of income (loss).

NOTE 8—GOODWILL

The activity in the carrying value of the Company’s goodwill, which is all assigned to the trading and investing segment, is outlined in the following table for the periods presented (dollars in thousands):

Trading & Investing Goodwill
Balance at December 31, 2011	$1,934,232
Activity	—

Balance at December 31, 2012	1,934,232
Impairment of goodwill	(142,423)

Balance at June 30, 2013	$1,791,809

At the end of June 2013, the Company decided to exit its market making business, and as a result evaluated the total goodwill allocated to the market making reporting unit for impairment. As a result of the evaluation, it was determined that the entire carrying amount of goodwill allocated to the market making reporting unit was impaired, and the Company recognized $142.4 million impairment of goodwill during the three months ended June 30, 2013.

No goodwill was assigned to reporting units within the balance sheet management segment as of June 30, 2013 and December 31, 2012. As of June 30, 2013, the Company’s accumulated impairment losses related to goodwill were $142.4 million and $101.2 million in the trading and investing and balance sheet management segments, respectively. As of December 31, 2012, the Company’s accumulated impairment losses related to goodwill were $101.2 million in the balance sheet management segment. There were no accumulated impairment losses related to the trading and investing segment at December 31, 2012. The Company will continue to evaluate the goodwill for impairment on at least an annual basis or when events or changes indicate the carrying value of an asset may not be recoverable.

NOTE 9—DEPOSITS

Deposits are summarized as follows (dollars in thousands):

	Amount		Weighted-Average Rate
	June 30,	December 31,	June 30,	December 31,
	2013	2012	2013	2012
Sweep deposits(1)	$18,997,294	$21,253,611	0.06%	0.05%
Complete savings deposits	4,518,724	4,981,615	0.01%	0.01%
Checking deposits	1,020,911	1,055,422	0.03%	0.03%
Other money market and savings deposits	931,650	995,188	0.01%	0.01%
Time deposits(2)	79,948	106,716	1.10%	1.75%

Total deposits(3)	$25,548,527	$28,392,552	0.05%	0.05%

(1)	A sweep product transfers brokerage customer balances to banking subsidiaries, which hold these funds as customer deposits in FDIC insured demand deposit and money market deposit accounts.
(2)	Time deposits represent certificates of deposit and brokered certificates of deposit.
(3)	As of June 30, 2013 and December 31, 2012, the Company had $113.8 million and $113.1 million in non-interest bearing deposits, respectively.

NOTE 10—SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND FHLB ADVANCES AND OTHER BORROWINGS

Securities sold under agreements to repurchase, FHLB advances and other borrowings at June 30, 2013 and December 31, 2012 are shown in the following table (dollars in thousands):

	Repurchase Agreements(1)	FHLB Advances and Other Borrowings		Total	Weighted Average Interest Rate
		FHLB Advances	Other
Due within one year	$3,648,487	$520,000	$8,590	$4,177,077	0.36%
Due between one and two years	200,000	100,000	160	300,160	1.23%
Due between two and three years	250,000	—	—	250,000	0.52%
Due between three and four years	500,000	250,000	—	750,000	1.43%
Due between four and five years	—	400,000	—	400,000	0.44%
Thereafter	—	—	427,776	427,776	2.96%

Subtotal	4,598,487	1,270,000	436,526	6,305,013	0.72%
Fair value hedge adjustments	—	33,105	—	33,105
Deferred costs	—	(111,973)	—	(111,973)

Total other borrowings at June 30, 2013	$4,598,487	$1,191,132	$436,526	$6,226,145	0.72%

Total other borrowings at December 31, 2012	$4,454,661	$831,749	$429,167	$5,715,577	0.83%

(1)	The maximum amount at any month end for repurchase agreements was $4.6 billion for the six months ended June 30, 2013 and $5.0 billion and for the year ended December 31, 2012.

NOTE 11—CORPORATE DEBT

Corporate debt at June 30, 2013 and December 31, 2012 is outlined in the following table (dollars in thousands):

	Face Value	Discount	Net
June 30, 2013
Interest-bearing notes:
6 3/4% Notes, due 2016	$435,000	$(4,899)	$430,101
6% Notes, due 2017	505,000	(4,129)	500,871
6 3/8% Notes, due 2019	800,000	(6,802)	793,198

Total interest-bearing notes	1,740,000	(15,830)	1,724,170
Non-interest-bearing debt:
0% Convertible debentures, due 2019	42,657	—	42,657

Total corporate debt	$1,782,657	$(15,830)	$1,766,827

	Face Value	Discount	Net
December 31, 2012
Interest-bearing notes:
6 3/4% Notes, due 2016	$435,000	$(5,738)	$429,262
6% Notes, due 2017	505,000	(4,601)	500,399
6 3/8% Notes, due 2019	800,000	(7,336)	792,664

Total interest-bearing notes	1,740,000	(17,675)	1,722,325
Non-interest-bearing debt:
0% Convertible debentures, due 2019	42,657	—	42,657

Total corporate debt	$1,782,657	$(17,675)	$1,764,982

NOTE 12—SHAREHOLDERS’ EQUITY

The activity in shareholders’ equity during the six months ended June 30, 2013 is summarized in the following table (dollars in thousands):

	Common Stock / Additional Paid-In Capital	Accumulated Deficit / Other Comprehensive Loss	Total
Beginning balance, December 31, 2012	$7,322,118	$(2,417,648)	$4,904,470
Net loss	—	(19,279)	(19,279)
Net change from available-for-sale securities	—	(240,911)	(240,911)
Net change from cash flow hedging instruments	—	111,612	111,612
Other(1)	5,176	(440)	4,736

Ending balance, June 30, 2013	$7,327,294	$(2,566,666)	$4,760,628

(1)	Other includes employee share-based compensation accounting and changes in accumulated other comprehensive loss from foreign currency translation.

Accumulated Other Comprehensive Loss

The following tables present after-tax changes in each component of accumulated other comprehensive loss (dollars in thousands):

	Available- for-sale Securities	Cash Flow Hedging Instruments	Foreign Currency Translation	Total
Beginning balance, March 31, 2013	$121,867	$(426,238)	$5,435	$(298,936)
Other comprehensive income (loss) before reclassifications	(214,614)	62,494	(434)	(152,554)
Amounts reclassified from accumulated other comprehensive loss	(11,192)	23,015	—	11,823

Net change	(225,806)	85,509	(434)	(140,731)

Ending balance, June 30, 2013	$(103,939)	$(340,729)	$5,001	$(439,667)

	Available- for-sale Securities	Cash Flow Hedging Instruments	Foreign Currency Translation	Total
Beginning balance, March 31, 2012	$84,894	$(430,230)	$3,719	$(341,617)
Other comprehensive income (loss) before reclassifications	60,443	(60,093)	(1,180)	(830)
Amounts reclassified from accumulated other comprehensive loss	(18,783)	20,531	—	1,748

Net change	41,660	(39,562)	(1,180)	918

Ending balance, June 30, 2012	$126,554	$(469,792)	$2,539	$(340,699)

	Available- for-sale Securities	Cash Flow Hedging Instruments	Foreign Currency Translation	Total
Beginning balance, December 31, 2012	$136,972	$(452,341)	$5,441	$(309,928)
Other comprehensive income (loss) before reclassifications	(219,928)	68,469	(440)	(151,899)
Amounts reclassified from accumulated other comprehensive loss	(20,983)	43,143	—	22,160

Net change	(240,911)	111,612	(440)	(129,739)

Ending balance, June 30, 2013	$(103,939)	$(340,729)	$5,001	$(439,667)

	Available- for-sale Securities	Cash Flow Hedging Instruments	Foreign Currency Translation	Total
Beginning balance, December 31, 2011	$68,330	$(457,953)	$2,994	$(386,629)
Other comprehensive income (loss) before reclassifications	98,823	(51,697)	(455)	46,671
Amounts reclassified from accumulated other comprehensive loss	(40,599)	39,858	—	(741)

Net change	58,224	(11,839)	(455)	45,930

Ending balance, June 30, 2012	$126,554	$(469,792)	$2,539	$(340,699)

The following table presents the income statement line items impacted by reclassifications out of accumulated other comprehensive loss during the three and six months ended June 30, 2013 (dollars in thousands):

Accumulated Other Comprehensive Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Loss		Affected Line Items in the Income Statement
	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Available-for-sale securities:
	$17,854	$33,619	Gains on loans and securities, net
	(6,662)	(12,636)	Tax expense

	$11,192	$20,983	Reclassification into earnings, net

Cash flow hedging instruments:
	$2,328	$4,705	Operating interest income
	(36,678)	(71,947)	Operating interest expense

	(34,350)	(67,242)	Reclassification into earnings, before tax
	11,335	24,099	Tax expense

	$(23,015)	$(43,143)	Reclassification into earnings, net

NOTE 13—EARNINGS (LOSS) PER SHARE

The following table is a reconciliation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Basic:
Net income (loss)	$(54,403)	$39,510	$(19,279)	$102,101

Basic weighted-average shares outstanding	286,903	285,645	286,765	285,561

Basic earnings (loss) per share	$(0.19)	$0.14	$(0.07)	$0.36

Diluted:
Net income (loss)	$(54,403)	$39,510	$(19,279)	$102,101

Basic weighted-average shares outstanding	286,903	285,645	286,765	285,561
Effect of dilutive securities:
Weighted-average convertible debentures	—	4,152	—	4,156
Weighted-average options and restricted stock issued to employees	—	247	—	467

Diluted weighted-average shares outstanding	286,903	290,044	286,765	290,184

Diluted earnings (loss) per share	$(0.19)	$0.14	$(0.07)	$0.35

The Company excluded the following shares from the calculations of diluted earnings (loss) per share as the effect would have been anti-dilutive (shares in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Weighted-average shares excluded as a result of the Company’s net loss:
Convertible debentures	4.1	N/A	4.1	N/A
Stock options and restricted stock awards and units	0.7	N/A	1.0	N/A
Other stock options and restricted stock awards and units	2.0	3.2	1.9	2.3

Total	6.8	3.2	7.0	2.3

NOTE 14—REGULATORY REQUIREMENTS

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

As of June 30, 2013 and December 31, 2012, all of the Company’s broker-dealer subsidiaries met minimum net capital requirements. Total required net capital was $0.1 billion at both June 30, 2013 and December 31, 2012. In addition, the Company’s broker-dealer subsidiaries had excess net capital of $0.8 billion and $0.7 billion at June 30, 2013 and December 31, 2012, respectively. The tables below summarize the minimum excess capital requirements for the Company’s broker-dealer subsidiaries at June 30, 2013 and December 31, 2012 (dollars in thousands):

	Required Net Capital	Net Capital	Excess Net Capital
June 30, 2013:
E*TRADE Clearing LLC(1)	$134,114	$687,445	$553,331
E*TRADE Securities LLC(1)	250	154,131	153,881
G1 Execution Services, LLC(2)	1,000	28,794	27,794
Other broker-dealers	2,754	34,886	32,132

Total	$138,118	$905,256	$767,138

December 31, 2012:
E*TRADE Clearing LLC(1)	$123,656	$658,968	$535,312
E*TRADE Securities LLC(1)	250	79,318	79,068
G1 Execution Services, LLC(2)	1,283	10,598	9,315
Other broker-dealers	4,639	36,070	31,431

Total	$129,828	$784,954	$655,126

(1)	Elected to use the Alternative method to compute net capital.
(2)	Elected to use the Aggregate Indebtedness method to compute net capital. G1 Execution Services, LLC is the Company’s market maker and is held-for-sale as of June 30, 2013.

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

Quantitative measures established by regulation to ensure capital adequacy require E*TRADE Bank to meet minimum total capital, Tier 1 capital and Tier 1 leverage ratios. As shown in the table below, at both June 30, 2013 and December 31, 2012, E*TRADE Bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action. However, events beyond management’s control, such as a continued deterioration in residential real estate and credit markets, could adversely affect future earnings and E*TRADE

Bank’s ability to meet its future capital requirements. E*TRADE Bank’s actual and required capital amounts and ratios at June 30, 2013 and December 31, 2012 are presented in the table below (dollars in thousands):

	Actual		Minimum Required to be Well Capitalized Under Prompt Corrective Action Provisions			Excess Capital
	Amount	Ratio	Amount		Ratio
June 30, 2013:
Total capital	$4,205,030	22.88%	>$	1,837,553	>10.00%	$2,367,477
Tier 1 capital	$3,971,880	21.62%	>$	1,102,532	>6.00%	$2,869,348
Tier 1 leverage	$3,971,880	9.49%	>$	2,092,088	>5.00%	$1,879,792
December 31, 2012:
Total capital	$4,009,540	20.61%	>$	1,945,669	>10.00%	$2,063,871
Tier 1 capital	$3,762,242	19.34%	>$	1,167,401	>6.00%	$2,594,841
Tier 1 leverage	$3,762,242	8.68%	>$	2,167,136	>5.00%	$1,595,106

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

A verified shareholder derivative complaint was filed in the United States District Court for the Southern District of New York on October 4, 2007 by Catherine Rubery, against the Company and its then Chief Executive Officer, President/Chief Operating Officer, Chief Financial Officer and individual members of its board of directors. The Rubery complaint was consolidated with another shareholder derivative complaint brought by shareholder Marilyn Clark in the same court and against the same named defendants. On July 26,

2010, plaintiffs served their consolidated amended complaint, in which they also named the Company’s former Capital Markets Division President as a defendant. Plaintiffs contended, among other things, that the value of the Company’s stock between April 19, 2006 and November 9, 2007 was artificially inflated because certain of the Company’s officers made materially false and misleading statements and failed to disclose that the Company was experiencing a rise in delinquencies, and therefore lacked a reasonable basis for statements about the Company’s earnings and prospects. Plaintiffs allege, among other things, causes of action for breach of fiduciary duty, waste of corporate assets, unjust enrichment, and violation of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaint seeks, among other things, unspecified monetary damages in favor of the Company, changes to certain corporate governance procedures and various forms of injunctive relief. The parties agreed to settle this action and a Stipulation of Settlement was signed on October 2, 2012, which included an agreement to implement or maintain certain corporate governance procedures. The parties did not reach an agreement on the issue of plaintiffs’ attorneys’ fees, however. The Court preliminarily approved the Stipulation of Settlement on April 2, 2013 and set a final hearing date for September 13, 2013. The unresolved issue of plaintiffs’ attorneys’ fees will be addressed at the final hearing.

On August 15, 2008, Ronald M. Tate as trustee of the Ronald M. Tate Trust dated 4/13/88, and George Avakian filed an action in the United States District Court for the Southern District of New York against the Company and its then Chief Executive Officer and Chief Financial Officer based on the same facts and circumstances, and containing the same claims, as the class action complaint alleging violations of the federal securities laws that was filed in the United States District Court for the Southern District of New York on October 2, 2007 by Larry Freudenberg on his own behalf and on behalf of others similarly situated (the “Freudenberg Action”). By agreement of the parties and approval of the court, the Tate action was consolidated with the Freudenberg Action for the purpose of pre-trial discovery. Plaintiffs seek to recover damages in an amount to be proven at trial, including interest, attorneys’ and expert fees and costs. The parties in the Freudenberg Action entered into a Stipulation of Settlement on May 17, 2012, but the plaintiffs in this action moved for exclusion from the settlement class in Freudenberg. The Court granted that relief on October 11, 2012, and later approved the Freudenberg settlement in a final judgment and order of dismissal dated October 22, 2012. Tate and Avakian filed an amended complaint on January 23, 2013, adding an additional claim under California law. The Company answered the amended complaint on March 13, 2013. The Magistrate Judge has set a discovery and motion schedule that sets January 13, 2014 as the last date on which parties may file dispositive motions. The Company will continue to defend itself vigorously in this matter.

On May 16, 2011, Droplets Inc., the holder of two patents pertaining to user interface servers, filed a complaint in the U.S. District Court for the Eastern District of Texas against E*TRADE Financial Corporation, E*TRADE Securities LLC, E*TRADE Bank and multiple other unaffiliated financial services firms. Plaintiff contends that the defendants engaged in patent infringement under federal law. Plaintiff seeks unspecified damages and an injunction against future infringements, plus royalties, costs, interest and attorneys’ fees. On September 30, 2011, the Company and several co-defendants filed a motion to transfer the case to the Southern District of New York. Venue discovery occurred throughout December 2011. On January 1, 2012, a new judge was assigned to the case. On March 28, 2012, a change of venue was granted and the case has been transferred to the United States District Court for the Southern District of New York. The Company filed its answer and counterclaim on June 13, 2012 and plaintiff has moved to dismiss the counterclaim. The Company filed a motion for summary judgment. Plaintiffs sought to change venue back to the Eastern District of Texas on the theory that this case is one of several matters that should be consolidated in a single multi-district litigation. On December 12, 2012, the Multidistrict Litigation Panel denied the transfer of this action to Texas. By opinion dated April 4, 2013, the Court denied defendants’ motion for summary judgment and plaintiff’s motion to dismiss the counterclaims. By May 30, 2013, the parties’ infringement claims’ construction briefings were submitted to the Court. The Company will continue to defend itself vigorously in this matter.

Several cases have been filed nationwide involving the April 2007 leveraged buyout (“LBO”) of the Tribune Company (“Tribune”) by Sam Zell, and the subsequent bankruptcy of Tribune. In William Niese et al. v. A.G. Edwards et al., in Superior Court of Delaware, New Castle County, former Tribune employees and retirees claimed that Tribune was actually insolvent at the time of the LBO and that the LBO constituted a fraudulent transaction that depleted the plaintiffs’ retirement plans, rendering them worthless. E*TRADE Clearing LLC, along with numerous other financial institutions, is a named defendant in this case, but has not been served with process. One of the defendants removed the action to federal district court in Delaware on July 1, 2011. In Deutsche Bank Trust Company Americas et al. v. Adaly Opportunity Fund et al., filed in the Supreme Court of New York, New York County on June 3, 2011, the Trustees of certain notes issued by Tribune allege wrongdoing in connection with the LBO. In particular the Trustees claim that the LBO constituted a constructive fraudulent transfer under various state laws. G1 Execution Services, LLC (formerly known as E*TRADE Capital Markets, LLC), along with numerous other financial institutions, is a named defendant in this case. In Deutsche Bank et al. v. Ohlson et al., filed in the U.S. District Court for the Northern District of Illinois, noteholders of Tribune asserted claims of constructive fraud and G1 Execution Services, LLC is a named defendant in this case. In EGI-TRB LLC et al. v. ABN-AMRO et al., filed in the Circuit Court of Cook County Illinois, creditors of Tribune assert fraudulent conveyance claims against multiple shareholder defendants and E*TRADE Clearing LLC is a named defendant in this case. These cases have been consolidated into a multi-district litigation. The Company’s time to answer or otherwise respond to the complaints has been stayed pending further orders of the Court. On May 17, 2013, the Litigation Trustee for the consolidated plaintiffs requested Court approval to file a Fifth Amended Complaint. The Company will defend itself vigorously in these matters.

On April 30, 2013, a putative class action was filed by John Scranton, on behalf of himself and a class of persons similarly situated, against E*TRADE Financial Corporation and E*TRADE Securities LLC in the Superior Court of California, County of Santa Clara, pursuant to the California procedures for a private Attorney General action. The Complaint alleged that the Company misrepresented through its website that it would always automatically exercise options that were in-the-money by $0.01 or more on expiration date. Plaintiffs allege violations of the California Unfair Competition Law, the California Consumer Remedies Act, fraud, misrepresentation, negligent misrepresentation and Breach of Fiduciary Duty. The case has been deemed complex within the meaning of the California Rules of Court, and a case management conference has been set for September 13, 2013. The Company will continue to defend itself vigorously in this matter.

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

During 2012, the Company completed a review of order handling practices and pricing for order flow between E*TRADE Securities LLC and G1 Execution Services, LLC. The Company is in the process of implementing changes to its practices and procedures recommended during that review and expects to complete them in the near future. Banking regulators and federal securities regulators were regularly updated during the course of the review and may initiate investigations into the Company’s historical practices which could subject it to monetary penalties and cease-and-desist orders, which could also prompt claims by customers of E*TRADE Securities LLC. Any of these actions could materially and adversely affect the Company’s broker-dealer businesses. On July 11, 2013, FINRA notified E*TRADE Securities LLC and G1 Execution Services, LLC that it is conducting an examination of both firms’ routing practices.

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

Other Investments

The Company has investments in low-income housing tax credit partnerships and other limited partnerships. The Company had $4.4 million in commitments to fund low income housing tax credit partnerships and other limited partnerships as of June 30, 2013.

Unused Lines of Credit and Certificates of Deposit

At June 30, 2013, the Company had approximately $0.1 billion of certificates of deposit scheduled to mature in less than one year and $0.6 billion of unfunded commitments to extend credit.

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

During the 30-year period prior to the redemption of the trust preferred securities, ETBH guarantees the accrued and unpaid distributions on these securities, as well as the redemption price of the securities and certain costs that may be incurred in liquidating, terminating or dissolving the trusts (all of which would otherwise be payable by the trusts). At June 30, 2013, management estimated that the maximum potential liability under this arrangement, including the current carrying value of the trusts, was equal to approximately $436.5 million or the total face value of these securities plus dividends, which may be unpaid at the termination of the trust arrangement.

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

The Company evaluates the performance of its segments based on the segment’s income (loss) before income taxes. Financial information for the Company’s reportable segments is presented in the following tables (dollars in thousands):

	Three Months Ended June 30, 2013
	Trading and Investing	Balance Sheet Management	Corporate/ Other	Total
Net operating interest income	$133,236	$109,305	$—	$242,541
Total non-interest income	175,356	22,035	(1)	197,390

Total net revenue	308,592	131,340	(1)	439,931
Provision for loan losses	—	46,149	—	46,149
Total operating expense	318,777	41,414	53,736	413,927

Income (loss) before other income (expense) and income taxes	(10,185)	43,777	(53,737)	(20,145)
Total other income (expense)	—	—	(27,636)	(27,636)

Income (loss) before income taxes	$(10,185)	$43,777	$(81,373)	(47,781)

Income tax expense				6,622

Net loss				$(54,403)

	Three Months Ended June 30, 2012
	Trading and Investing	Balance Sheet Management	Corporate/ Other	Total
Net operating interest income	$165,203	$113,899	$3	$279,105
Total non-interest income	151,720	21,583	—	173,303

Total net revenue	316,923	135,482	3	452,408
Provision for loan losses	—	67,261	—	67,261
Total operating expense	188,109	56,608	36,738	281,455

Income (loss) before other income (expense) and income taxes	128,814	11,613	(36,735)	103,692
Total other income (expense)	—	—	(43,152)	(43,152)

Income (loss) before income taxes	$128,814	$11,613	$(79,887)	60,540

Income tax expense				21,030

Net income				$39,510

	Six Months Ended June 30, 2013
	Trading and Investing	Balance Sheet Management	Corporate/ Other	Total
Net operating interest income	$267,351	$216,519	$—	$483,870
Total non-interest income	337,921	38,006	(1)	375,926

Total net revenue	605,272	254,525	(1)	859,796
Provision for loan losses	—	88,799	—	88,799
Total operating expense	517,017	91,501	100,944	709,462

Income (loss) before other income (expense) and income taxes	88,255	74,225	(100,945)	61,535
Total other income (expense)	—	—	(51,949)	(51,949)

Income (loss) before income taxes	$88,255	$74,225	$(152,894)	9,586

Income tax expense				28,865

Net loss				$(19,279)

	Six Months Ended June 30, 2012
	Trading and Investing	Balance Sheet Management	Corporate/ Other	Total
Net operating interest income	$335,651	$228,302	$4	$563,957
Total non-interest income	322,109	55,752	(13)	377,848

Total net revenue	657,760	284,054	(9)	941,805
Provision for loan losses	—	139,208	—	139,208
Total operating expense	399,650	115,203	72,841	587,694

Income (loss) before other income (expense) and income taxes	258,110	29,643	(72,850)	214,903
Total other income (expense)	—	—	(88,369)	(88,369)

Income (loss) before income taxes	$258,110	$29,643	$(161,219)	126,534

Income tax expense				24,433

Net income				$102,101

Segment Assets

	Trading and Investing	Balance Sheet Management	Corporate/ Other	Total
As of June 30, 2013	$9,990,613	$34,872,128	$143,784	$45,006,525
As of December 31, 2012	$9,505,280	$37,305,600	$575,859	$47,386,739

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

(b)

Our Chief Executive Officer and our Chief Financial Officer have evaluated the changes to the Company’s internal control over financial reporting that occurred during our last fiscal quarter ended June 30, 2013, as required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15, and have concluded that there were no such changes that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

A verified shareholder derivative complaint was filed in the United States District Court for the Southern District of New York on October 4, 2007 by Catherine Rubery, against the Company and its then Chief Executive Officer, President/Chief Operating Officer, Chief Financial Officer and individual members of its board of directors. The Rubery complaint was consolidated with another shareholder derivative complaint brought by shareholder Marilyn Clark in the same court and against the same named defendants. On July 26, 2010, plaintiffs served their consolidated amended complaint, in which they also named the Company’s former Capital Markets Division President as a defendant. Plaintiffs contended, among other things, that the value of the Company’s stock between April 19, 2006 and November 9, 2007 was artificially inflated because certain of the Company’s officers made materially false and misleading statements and failed to disclose that the Company was experiencing a rise in delinquencies, and therefore lacked a reasonable basis for statements about the Company’s earnings and prospects. Plaintiffs allege, among other things, causes of action for breach of fiduciary duty, waste of corporate assets, unjust enrichment, and violation of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaint seeks, among other things, unspecified monetary damages in favor of the Company, changes to certain corporate governance procedures and various forms of injunctive relief. The parties agreed to settle this action and a Stipulation of Settlement was signed on October 2, 2012, which included an agreement to implement or maintain certain corporate governance procedures. The parties did not reach an agreement on the issue of plaintiffs’ attorneys’ fees, however. The Court preliminarily approved the Stipulation of Settlement on April 2, 2013 and set a final hearing date for September 13, 2013. The unresolved issue of plaintiffs’ attorneys’ fees will be addressed at the final hearing.

On August 15, 2008, Ronald M. Tate as trustee of the Ronald M. Tate Trust dated 4/13/88, and George Avakian filed an action in the United States District Court for the Southern District of New York against the Company and its then Chief Executive Officer and Chief Financial Officer based on the same facts and circumstances, and containing the same claims, as the class action complaint alleging violations of the federal securities laws that was filed in the United States District Court for the Southern District of New York on October 2, 2007 by Larry Freudenberg on his own behalf and on behalf of others similarly situated (the “Freudenberg Action”). By agreement of the parties and approval of the court, the Tate action was consolidated with the Freudenberg Action for the purpose of pre-trial discovery. Plaintiffs seek to recover damages in an amount to be proven at trial, including interest, attorneys’ and expert fees and costs. The parties in the Freudenberg Action entered into a Stipulation of Settlement on May 17, 2012, but the plaintiffs in this action moved for exclusion from the settlement class in Freudenberg. The Court granted that relief on October 11, 2012, and later approved the Freudenberg settlement in a final judgment and order of dismissal dated October 22, 2012.

Tate and Avakian filed an amended complaint on January 23, 2013, adding an additional claim under California law. The Company answered the amended complaint on March 13, 2013. The Magistrate Judge has set a discovery and motion schedule that sets January 13, 2014 as the last date on which parties may file dispositive motions. The Company will continue to defend itself vigorously in this matter.

On May 16, 2011, Droplets Inc., the holder of two patents pertaining to user interface servers, filed a complaint in the U.S. District Court for the Eastern District of Texas against E*TRADE Financial Corporation, E*TRADE Securities LLC, E*TRADE Bank and multiple other unaffiliated financial services firms. Plaintiff contends that the defendants engaged in patent infringement under federal law. Plaintiff seeks unspecified damages and an injunction against future infringements, plus royalties, costs, interest and attorneys’ fees. On September 30, 2011, the Company and several co-defendants filed a motion to transfer the case to the Southern District of New York. Venue discovery occurred throughout December 2011. On January 1, 2012, a new judge was assigned to the case. On March 28, 2012, a change of venue was granted and the case has been transferred to the United States District Court for the Southern District of New York. The Company filed its answer and counterclaim on June 13, 2012 and plaintiff has moved to dismiss the counterclaim. The Company filed a motion for summary judgment. Plaintiffs sought to change venue back to the Eastern District of Texas on the theory that this case is one of several matters that should be consolidated in a single multi-district litigation. On December 12, 2012, the Multidistrict Litigation Panel denied the transfer of this action to Texas. By opinion dated April 4, 2013, the Court denied defendants’ motion for summary judgment and plaintiff’s motion to dismiss the counterclaims. By May 30, 2013, the parties’ infringement claims’ construction briefings were submitted to the Court. The Company will continue to defend itself vigorously in this matter.

Several cases have been filed nationwide involving the April 2007 leveraged buyout (“LBO”) of the Tribune Company (“Tribune”) by Sam Zell, and the subsequent bankruptcy of Tribune. In William Niese et al. v. A.G. Edwards et al., in Superior Court of Delaware, New Castle County, former Tribune employees and retirees claimed that Tribune was actually insolvent at the time of the LBO and that the LBO constituted a fraudulent transaction that depleted the plaintiffs’ retirement plans, rendering them worthless. E*TRADE Clearing LLC, along with numerous other financial institutions, is a named defendant in this case, but has not been served with process. One of the defendants removed the action to federal district court in Delaware on July 1, 2011. In Deutsche Bank Trust Company Americas et al. v. Adaly Opportunity Fund et al., filed in the Supreme Court of New York, New York County on June 3, 2011, the Trustees of certain notes issued by Tribune allege wrongdoing in connection with the LBO. In particular the Trustees claim that the LBO constituted a constructive fraudulent transfer under various state laws. G1 Execution Services, LLC (formerly known as E*TRADE Capital Markets, LLC), along with numerous other financial institutions, is a named defendant in this case. In Deutsche Bank et al. v. Ohlson et al., filed in the U.S. District Court for the Northern District of Illinois, noteholders of Tribune asserted claims of constructive fraud and G1 Execution Services, LLC is a named defendant in this case. In EGI-TRB LLC et al. v. ABN-AMRO et al., filed in the Circuit Court of Cook County Illinois, creditors of Tribune assert fraudulent conveyance claims against multiple shareholder defendants and E*TRADE Clearing LLC is a named defendant in this case. These cases have been consolidated into a multi-district litigation. The Company’s time to answer or otherwise respond to the complaints has been stayed pending further orders of the Court. On May 17, 2013, the Litigation Trustee for the consolidated plaintiffs requested Court approval to file a Fifth Amended Complaint. The Company will defend itself vigorously in these matters.

During 2012, the Company completed a review of order handling practices and pricing for order flow between E*TRADE Securities LLC and G1 Execution Services, LLC. The Company is in the process of implementing changes to its practices and procedures recommended during that review and expects to complete them in the near future. Banking regulators and federal securities regulators were regularly updated during the course of the review and may initiate investigations into the Company’s historical practices which could subject it to monetary penalties and cease-and-desist orders, which could also prompt claims by customers of E*TRADE Securities LLC. Any of these actions could materially and adversely affect the Company’s broker-dealer businesses. On July 11, 2013, FINRA notified E*TRADE Securities LLC and G1 Execution Services, LLC that it is conducting an examination of both firms’ routing practices.

On April 30, 2013, a putative class action was filed by John Scranton, on behalf of himself and a class of persons similarly situated, against E*TRADE Financial Corporation and E*TRADE Securities LLC in the Superior Court of California, County of Santa Clara, pursuant to the California procedures for a private Attorney General action. The Complaint alleged that the Company misrepresented through its website that it would always automatically exercise options that were in-the-money by $0.01 or more on expiration date. Plaintiffs allege violations of the California Unfair Competition Law, the California Consumer Remedies Act, fraud, misrepresentation, negligent misrepresentation and Breach of Fiduciary Duty. The case has been deemed complex within the meaning of the California Rules of Court, and a case management conference has been set for September 13, 2013. The Company will continue to defend itself vigorously in this matter.

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

The risk related to the regulation of our business presented below is updated from what was previously disclosed in our 2012 Annual Report on Form 10-K and should be considered in addition to all of the other risk factors disclosed in our 2012 Annual Report on Form 10-K.

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

During 2012, the Company completed a review of order handling practices and pricing for order flow between E*TRADE Securities LLC and G1 Execution Services, LLC. The Company is in the process of implementing changes to its practices and procedures recommended during that review and expects to complete them in the near future. Banking regulators and federal securities regulators were regularly updated during the course of the review and may initiate investigations into the Company’s historical practices which could subject it to monetary penalties and cease-and-desist orders, which could also prompt claims by customers of E*TRADE Securities LLC. Any of these actions could materially and adversely affect the Company’s broker-dealer businesses. On July 11, 2013, FINRA notified E*TRADE Securities LLC and G1 Execution Services, LLC that it is conducting an examination of both firms’ routing practices.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

*10.1	Transition and Separation Agreement effective May 1, 2013 between Michael Curcio and E*TRADE Financial Corporation.

*31.1	Certification—Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification—Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification—Section 906 of the Sarbanes-Oxley Act of 2002

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 6, 2013

E*TRADE Financial Corporation (Registrant)

By	/S/ PAUL T. IDZIK
Paul T. Idzik Chief Executive Officer (Principal Executive Officer)

By	/S/ MATTHEW J. AUDETTE
Matthew J. Audette Chief Financial Officer (Principal Financial and Accounting Officer)