Form 10-Q
period 2013-09-30
E TRADE FINANCIAL Corp
filed 2013-11-07
CIK 1015780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

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

As of November 1, 2013, there were 287,198,016 shares of common stock outstanding.

E*TRADE FINANCIAL CORPORATION

FORM 10-Q QUARTERLY REPORT

For the Quarter Ended September 30, 2013

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

OVERVIEW

Strategy

Our core business is our trading and investing customer franchise. Building on the strengths of this franchise, our strategy is focused on:

•

Strengthening our overall financial and franchise position. We are focused on achieving a more efficient distribution of capital between our regulated entities by: generating capital through earnings, de-risking the balance sheet, maintaining disciplined expense control, and enhancing our enterprise-wide risk management culture and capabilities.

•

Improving our market position in our retail brokerage business. We plan to accelerate the growth of our customer franchise through new customer acquisition and increasing engagement with existing customers. We also strive to continue enhancing the customer experience, improving satisfaction and retention.

•

Capitalizing on the value of our corporate services business. We are focused on growing this strategically important channel. By better serving the needs of our corporate clients and deepening engagement with our stock plan participants, our retail brokerage business will realize additional economic benefit.

•

Enhancing our position in retirement, investing and savings. We are focused on expanding our customers’ awareness and preference for our retirement, investing and savings products and services as a key component of our long term success.

•

Continuing to manage and de-risk the Bank. We are focused on optimizing the value of customer deposits, while continuing to mitigate credit losses in our loan portfolio, and improving the Bank’s risk profile.

Key Factors Affecting Financial Performance

Our financial performance is affected by a number of factors outside of our control, including:

•	customer demand for financial products and services;

•	weakness or strength of the residential real estate and credit markets;

•	performance, volume and volatility of the equity and capital markets;

•	customer perception of the financial strength of our franchise;

•	market demand and liquidity in the secondary market for mortgage loans and securities;

•	market demand and liquidity in the wholesale borrowings market, including securities sold under agreements to repurchase;

•	our ability to obtain regulatory approval to move capital from our bank to our parent company; and

•	changes to the rules and regulations governing the financial services industry.

In addition to the items noted above, our success in the future will depend upon, among other things, our ability to:

•	have continued success in the acquisition, growth and retention of brokerage customers;

•	generate meaningful growth in our retirement, investing and savings customer products;

•	strengthen our risk management capabilities;

•	reduce credit costs;

•	achieve the capital ratios stated in our capital plan, with a particular focus on the Tier 1 leverage ratio at E*TRADE Bank;

•	generate capital sufficient to meet our operating needs at both our bank and our parent company;

•	assess and manage interest rate risk; and

•	maintain disciplined expense control and improved operational efficiency.

Management monitors a number of metrics in evaluating the Company’s performance. The most significant of these are shown in the table and discussed in the text below:

	As of or For the Three Months Ended September 30,		Variance	As of or For the Nine Months Ended September 30,		Variance
	2013	2012	2013 vs. 2012	2013	2012	2013 vs. 2012
Customer Activity Metrics:
Daily average revenue trades (“DARTs”)	145,150	128,701	13%	147,777	141,399	5%
Average commission per trade	$11.15	$11.24	(1)%	$11.18	$10.98	2%
Margin receivables (dollars in billions)	$6.2	$5.6	11%	$6.2	$5.6	11%
End of period brokerage accounts	2,975,842	2,892,852	3%	2,975,842	2,892,852	3%
Net new brokerage accounts	13,111	18,247	(28)%	72,651	109,840	(34)%
Annualized brokerage account attrition rate	9.0%	8.5%	*	8.7%	8.7%	*
Customer assets (dollars in billions)	$240.6	$204.1	18%	$240.6	$204.1	18%
Net new brokerage assets (dollars in billions)	$2.4	$1.9	26%	$7.2	$8.1	(11)%
Brokerage related cash (dollars in billions)	$38.2	$32.6	17%	$38.2	$32.6	17%
Company Financial Metrics:
Corporate cash (dollars in millions)	$372.9	$430.8	(13)%	$372.9	$430.8	(13)%
E*TRADE Financial Tier 1 leverage ratio	6.6%	5.8%	0.8%	6.6%	5.8%	0.8%
E*TRADE Financial Tier 1 common ratio	12.9%	10.9%	2.0%	12.9%	10.9%	2.0%
E*TRADE Bank Tier 1 leverage ratio	9.5%	7.9%	1.6%	9.5%	7.9%	1.6%
Special mention loan delinquencies (dollars in millions)	$278.1	$327.4	(15)%	$278.1	$327.4	(15)%
Allowance for loan losses (dollars in millions)	$458.9	$508.3	(10)%	$458.9	$508.3	(10)%
Enterprise net interest spread	2.30%	2.28%	0.02%	2.32%	2.41%	(0.09)%
Enterprise interest-earning assets (average dollars in billions)	$40.8	$44.9	(9)%	$40.6	$44.8	(9)%

*	Percentage not meaningful.

Customer Activity Metrics

•	DARTs are the predominant driver of commissions revenue from our customers.

•	Average commission per trade is an indicator of changes in our customer mix, product mix and/or product pricing.

•	Margin receivables represent credit extended to customers to finance their purchases of securities by borrowing against securities they own and are a key driver of net operating interest income.

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

•

Net new brokerage assets are total inflows to all new and existing brokerage accounts less total outflows from all closed and existing brokerage accounts and are a general indicator of the use of our products and services by new and existing brokerage customers.

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

•	Enterprise interest-earning assets, in conjunction with our enterprise net interest spread, are indicators of our ability to generate net operating interest income.

Significant Events in the Third Quarter of 2013

$100 Million Dividend Issued from E*TRADE Bank to the Parent Company

•	We received approval from our regulators for a $100 million dividend from E*TRADE Bank to the parent company, reflecting significant progress on our long-term capital plan.

Sale of the Market Making Business and Related Order Flow Agreement

•

We entered into a definitive agreement to sell the market making business, G1 Execution Services, LLC (“G1X”) to an affiliate of Susquehanna International Group, LLP (“Susquehanna”) for approximately $75 million, subject to regulatory approval. We do not expect the sale of the market making business to have a material impact on our results of operations as the net impact of the removal of principal transaction revenue and associated operating expenses, predominately in compensation and clearing expenses, will be offset by an expected increase in order flow revenue as a result of routing all of our order flow to third parties.

•	Additionally, we will enter into an order flow agreement whereby we agree, subject to best execution standards, to route 70% of our customer equity flow to G1X over the next five years.

EARNINGS OVERVIEW

We generated net income of $47.4 million and $28.1 million, or $0.16 and $0.10 per diluted share, on total net revenue of $416.8 million and $1.3 billion for the three and nine months ended September 30, 2013, respectively. Net operating interest income decreased 8% and 12% to $240.9 million and $724.7 million for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012, driven primarily by decreases in enterprise interest-earning assets and enterprise interest-bearing liabilities as a result of our deleveraging initiatives. Commissions, fees and service charges, principal transactions and other revenue increased 8% and 5% to $164.3 million and $505.2 million for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012. In addition, gains on loans and securities, net decreased 85% and 65% to $12.2 million and $49.0 million for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012.

Provision for loan losses declined 73% to $37.4 million and 55% to $126.2 million for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012. The decline was driven primarily by improving credit trends and loan portfolio run-off, as well as a $12.5 million benefit from a settlement with a third party mortgage originator that was recorded in the first quarter of 2013. Total operating expenses decreased 6% to $270.7 million and increased 12% to $980.2 million for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012. The decrease for the three months ended September 30, 2013 was driven primarily by a decrease in FDIC insurance expense, and the increase for nine months ended September 30, 2013 was driven primarily by $142.4 million in impairment of goodwill that was recognized in the second quarter of 2013.

The following sections describe in detail the changes in key operating factors and other changes and events that affected net revenue, provision for loan losses, operating expense, other income (expense) and income tax expense (benefit).

Revenue

The components of revenue and the resulting variances are as follows (dollars in millions):

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
			2013 vs. 2012				2013 vs. 2012
	2013	2012	Amount	%	2013	2012	Amount	%
Net operating interest income	$240.9	$260.9	$(20.0)	(8)%	$724.7	$824.8	$(100.1)	(12)%
Commissions	102.8	90.4	12.4	14%	309.8	291.2	18.6	6%
Fees and service charges	39.9	30.9	9.0	29%	112.8	92.0	20.8	23%
Principal transactions	12.6	22.1	(9.5)	(43)%	55.6	67.5	(11.9)	(18)%
Gains on loans and securities, net	12.2	79.0	(66.8)	(85)%	49.0	138.6	(89.6)	(65)%
Net impairment	(0.6)	(2.4)	1.8	(76)%	(2.3)	(11.2)	8.9	(79)%
Other revenues	9.0	9.1	(0.1)	(0)%	27.0	28.9	(1.9)	(6)%

Total non-interest income	175.9	229.1	(53.2)	(23)%	551.9	607.0	(55.1)	(9)%

Total net revenue	$416.8	$490.0	$(73.2)	(15)%	$1,276.6	$1,431.8	$(155.2)	(11)%

Net Operating Interest Income

Net operating interest income decreased 8% to $240.9 million and 12% to $724.7 million for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012. Net operating interest income is earned primarily through investing customer payables and deposits in enterprise interest-earning assets, which include: real estate loans, margin receivables, available-for-sale securities and held-to-maturity securities.

The following table presents enterprise average balance sheet data and enterprise income and expense data for our operations, as well as the related net interest spread, yields and rates and have been prepared on the basis required by the SEC’s Industry Guide 3, “Statistical Disclosure by Bank Holding Companies” (dollars in millions):

	Three Months Ended September 30,
	2013			2012
	Average Balance	Operating Interest Inc./Exp.	Average Yield/ Cost	Average Balance	Operating Interest Inc./Exp.	Average Yield/ Cost
Enterprise interest-earning assets:
Loans(1)	$9,288.3	$96.4	4.15%	$11,727.3	$118.7	4.05%
Available-for-sale securities	13,011.1	68.7	2.11%	14,992.7	82.9	2.21%
Held-to-maturity securities	9,853.1	64.5	2.62%	8,984.6	62.0	2.76%
Margin receivables	5,938.3	56.1	3.75%	5,604.0	55.5	3.94%
Cash and equivalents	1,543.7	0.8	0.20%	2,268.8	1.2	0.21%
Segregated cash	516.8	0.1	0.09%	693.1	0.1	0.07%
Securities borrowed and other	661.0	11.8	7.08%	582.8	11.9	8.12%

Total enterprise interest-earning assets	40,812.3	298.4	2.92%	44,853.3	332.3	2.96%

Non-operating interest-earning and non-interest earning assets(2)	4,311.5			4,724.1

Total assets	$45,123.8			$49,577.4

Enterprise interest-bearing liabilities:
Deposits	$25,804.3	3.3	0.05%	$28,631.4	5.8	0.08%
Customer payables	5,547.9	2.1	0.15%	5,646.2	2.9	0.20%
Securities sold under agreements to repurchase	4,445.6	37.4	3.29%	4,709.2	40.1	3.34%
Federal Home Loan Bank (“FHLB”) advances and other borrowings	1,291.7	17.2	5.20%	2,622.3	24.2	3.60%
Securities loaned and other	874.2	—	0.01%	705.2	—	0.02%

Total enterprise interest-bearing liabilities	37,963.7	60.0	0.62%	42,314.3	73.0	0.68%

Non-operating interest-bearing and non-interest bearing liabilities(3)	2,383.0			2,155.6

Total liabilities	40,346.7			44,469.9
Total shareholders’ equity	4,777.1			5,107.5

Total liabilities and shareholders’ equity	$45,123.8			$49,577.4

Excess of enterprise interest-earning assets over enterprise interest-bearing liabilities/Enterprise net interest income/Spread	$2,848.6	$238.4	2.30%	$2,539.0	$259.3	2.28%

Enterprise net interest margin (net yield on enterprise interest-earning assets)			2.34%			2.31%
Ratio of enterprise interest-earning assets to enterprise interest-bearing liabilities			107.50%			106.00%
Return on average:
Total assets			0.42%			(0.23)%
Total shareholders’ equity			3.97%			(2.20)%
Average equity to average total assets			10.59%			10.30%

Reconciliation from enterprise net interest income to net operating interest income (dollars in millions):

	Three Months Ended September 30,
	2013	2012
Enterprise net interest income	$238.4	$259.3
Taxable equivalent interest adjustment	(0.3)	(0.3)
Earnings on customer assets held by third parties(4)	2.8	1.9

Net operating interest income	$240.9	$260.9

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

(4)

Includes revenue earned on average customer assets of $12.0 billion and $3.9 billion for the three months ended September 30, 2013 and 2012, respectively, held by third parties outside the Company, including money market funds and sweep deposit accounts at unaffiliated financial institutions. Fees earned on the customer assets are based on the federal funds rate plus a negotiated spread or other contractual arrangement with the third party institutions.

	Nine Months Ended September 30,
	2013			2012
	Average Balance	Operating Interest Inc./Exp.	Average Yield/ Cost	Average Balance	Operating Interest Inc./Exp.	Average Yield/ Cost
Enterprise interest-earning assets:
Loans(1)	$9,828.3	$305.2	4.14%	$12,339.3	$383.2	4.14%
Available-for-sale securities	12,799.3	199.8	2.08%	15,791.6	287.5	2.43%
Held-to-maturity securities	9,709.1	183.8	2.52%	8,007.2	175.6	2.92%
Margin receivables	5,761.0	164.5	3.82%	5,365.8	158.9	3.95%
Cash and equivalents	1,500.5	2.3	0.21%	1,665.4	2.6	0.21%
Segregated cash	382.3	0.3	0.10%	1,086.8	0.6	0.07%
Securities borrowed and other	644.3	38.0	7.89%	581.7	37.2	8.55%

Total enterprise interest-earning assets	40,624.8	893.9	2.94%	44,837.8	1,045.6	3.11%

Non-operating interest-earning and non-interest earning assets(2)	4,715.3			4,590.3

Total assets	$45,340.1			$49,428.1

Enterprise interest-bearing liabilities:
Deposits	$26,113.4	$9.7	0.05%	$28,381.8	$20.8	0.10%
Customer payables	5,301.7	5.7	0.14%	5,638.3	8.4	0.20%
Securities sold under agreements to repurchase	4,454.5	111.1	3.29%	4,833.3	121.4	3.30%
Federal Home Loan Bank (“FHLB”) advances and other borrowings	1,280.2	51.2	5.27%	2,695.6	75.0	3.65%
Securities loaned and other	827.0	0.1	0.01%	665.5	0.2	0.05%

Total enterprise interest-bearing liabilities	37,976.8	177.8	0.62%	42,214.5	225.8	0.70%

Non-operating interest-bearing and non-interest bearing liabilities(3)	2,490.1			2,168.7

Total liabilities	40,466.9			44,383.2
Total shareholders’ equity	4,873.2			5,044.9

Total liabilities and shareholders’ equity	$45,340.1			$49,428.1

Excess of enterprise interest-earning assets over enterprise interest-bearing liabilities/Enterprise net interest income/Spread	$2,648.0	$716.1	2.32%	$2,623.3	$819.8	2.41%

Enterprise net interest margin (net yield on enterprise interest-earning assets)			2.35%			2.44%
Ratio of enterprise interest-earning assets to enterprise interest-bearing liabilities			106.97%			106.21%
Return on average:
Total assets			0.08%			0.20%
Total shareholders’ equity			0.77%			1.90%
Average equity to average total assets			10.75%			10.21%

Reconciliation from enterprise net interest income to net operating interest income (dollars in millions):

	Nine Months Ended September 30,
	2013	2012
Enterprise net interest income	$716.1	$819.8
Taxable equivalent interest adjustment	(0.8)	(0.9)
Earnings on customer assets held by third parties(4)	9.4	5.9

Net operating interest income	$724.7	$824.8

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

(4)

Includes revenue earned on average customer assets of $10.9 billion and $3.7 billion for the nine months ended September 30, 2013 and 2012, respectively, held by third parties outside the Company, including money market funds and sweep deposit accounts at unaffiliated financial institutions. Fees earned on the customer assets are based on the federal funds rate plus a negotiated spread or other contractual arrangement with the third party institutions.

The fluctuation in enterprise interest-earning assets is driven primarily by changes in enterprise interest-bearing liabilities, specifically customer payables and deposits. Average enterprise interest-earning assets decreased 9% to $40.8 billion and 9% to $40.6 billion for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012. The decreases in average enterprise interest-earning assets were primarily a result of decreases in average loans, average available-for-sale securities and average segregated cash.

Average enterprise interest-bearing liabilities decreased 10% to $38.0 billion for both the three and nine months ended September 30, 2013, compared to the same periods in 2012. The decreases in average enterprise interest-bearing liabilities were primarily a result of our deleveraging strategy which drove decreases in average deposits and average FHLB advances and other borrowings.

As part of our strategy to strengthen our overall financial and franchise position we have been focused on improving our capital ratios by reducing risk and deleveraging the balance sheet. Our deleveraging strategy included transferring customer deposits to third party institutions. At September 30, 2013, our customers held $12.9 billion of assets at third party institutions, including third party banks and money market funds. Approximately 67% of these off-balance sheet assets are as a result of our deleveraging efforts. We estimate the impact of our deleveraging efforts on net operating interest income to be approximately 115 basis points based on the estimated current re-investment rates on these assets, less approximately 35 basis points of cost associated with holding these assets on our balance sheet, primarily, FDIC insurance premiums. While we may take some tactical actions in future periods, we consider our deleveraging initiatives to be complete; therefore, any future impact on net operating interest income and pre-tax earnings will be driven primarily by fluctuations in the interest rate environment.

Enterprise net interest spread increased by two basis points to 2.30% and decreased nine basis points to 2.32% for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012, due to lower yields on margin and reinvestment at lower rates in the current interest rate environment, partially offset by lower rates on customer payables and deposits. We expect enterprise net interest spread will average slightly above 230 basis points for the full year 2013; however, enterprise net interest spread may further fluctuate based on the size and mix of the balance sheet, as well as the impact from the level of interest rates.

Commissions

Commissions revenue increased 14% to $102.8 million and 6% to $309.8 million for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012. The main factors that affect commissions are DARTs, average commission per trade and the number of trading days during the period.

DART volume increased 13% to 145,150 and 5% to 147,777 for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012. Option-related DARTs as a percentage of total DARTs represented 24% of trading volume for both the three and nine months ended September 30, 2013 compared to 25% and 24%, respectively, for the same periods in 2012. Exchange-traded funds-related DARTs as a percentage of total DARTs represented 7% and 8% of trading volume for the three and nine months ended September 30, 2013, respectively, compared to 8% for both the same periods in 2012.

Average commission per trade decreased 1% to $11.15 and increased 2% to $11.18 for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012. Average commission per trade is impacted by customer mix and the different commission rates on various trade types (e.g. equities, options, futures, fixed income, stock plan, exchange-traded funds, mutual funds, forex and cross border). Accordingly, changes in the mix of trade types will impact average commission per trade.

Fees and Service Charges

Fees and service charges increased 29% to $39.9 million and 23% to $112.8 million for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012. The table below shows the components of fees and service charges and the resulting variances (dollars in millions):

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
			2013 vs. 2012				2013 vs. 2012
	2013	2012	Amount	%	2013	2012	Amount	%
Order flow revenue	$18.8	$15.0	$3.8	25%	$52.5	$43.7	$8.8	20%
Mutual fund service fees	5.1	4.2	0.9	23%	15.8	12.0	3.8	32%
Foreign exchange revenue	3.9	2.6	1.3	53%	10.9	8.1	2.8	34%
Advisor management fees	3.6	1.8	1.8	108%	9.4	4.3	5.1	119%
Reorganization fees	2.8	2.0	0.8	45%	6.2	5.6	0.6	10%
Other fees and service charges	5.7	5.3	0.4	4%	18.0	18.3	(0.3)	(2)%

Total fees and service charges	$39.9	$30.9	$9.0	29%	$112.8	$92.0	$20.8	23%

The increases in fees and services charges for the three and nine months ended September 30, 2013 were driven primarily by increases in order flow revenue due to increased trading activity, as well as increases in advisor management fees driven by an increase in our retirement, investing and savings products, which were $2.1 billion as of September 30, 2013, compared to $1.1 billion as of September 30, 2012.

Currently the market making business, G1X, has a formal intercompany agreement with E*TRADE Securities LLC (“ETS”), both wholly owned consolidated subsidiaries of the Company. As part of the intercompany agreement, ETS routes a portion of its order flow to G1X, and receives an order flow rebate which is eliminated in consolidation. After closing the sale of the market making business, we expect to see an increase in order flow revenue as ETS will be routing all of its order flow to third parties.

Principal Transactions

Principal transactions decreased 43% to $12.6 million and 18% to $55.6 million for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012. Principal transactions are derived from our market making business in which we act as a market maker for our brokerage customers’ orders as well as orders from third party customers. The decreases in principal transactions revenue were driven primarily by lower levels of shares traded and of market volatility in the three and nine months ended September 30, 2013 when compared to the same periods in 2012.

The market making business generates all of our principal transactions revenue. On October 23, 2013, we entered into a definitive agreement to sell the market making business to an affiliate of Susquehanna. Upon closing of the sale, we will no longer have principal transactions revenue.

Gains on Loans and Securities, Net

Gains on loans and securities, net decreased 85% to $12.2 million and 65% to $49.0 million for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012. The table below shows the activity and resulting variances (dollars in millions):

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
			2013 vs. 2012				2013 vs. 2012
	2013	2012	Amount	%	2013	2012	Amount	%
Gains (losses) on loans, net	$(0.6)	$0.2	$(0.8)	*	$(0.8)	$0.4	$(1.2)	*

Gains on available-for-sale securities, net	15.7	80.1	(64.4)	(80)%	49.4	145.1	(95.7)	(66)%
Losses on trading securities, net	—	—	—	*	—	(0.1)	0.1	*
Hedge ineffectiveness	(2.9)	(1.3)	(1.6)	*	0.4	(6.8)	7.2	*

Gains on securities, net	12.8	78.8	(66.0)	(84)%	49.8	138.2	(88.4)	(64)%

Gains on loans and securities, net	$12.2	$79.0	$(66.8)	(85)%	$49.0	$138.6	$(89.6)	(65)%

*	Percentage not meaningful.

The decreases in gains on loans and securities net for the three and nine months ended September 30, 2013, were driven by additional gains recognized in the prior periods from the sale of available-for-sale securities as a result of our deleveraging initiatives, primarily related to a reduction in wholesale funding obligations.

Net Impairment

We recognized $0.6 million and $2.3 million of net impairment during the three and nine months ended September 30, 2013, respectively, on certain securities in our non-agency CMO portfolio due to continued deterioration in the expected credit performance of the underlying loans in those specific securities. The gross other-than-temporary impairment (“OTTI”) and the noncredit portion of OTTI, which was, or had been previously, recorded through other comprehensive income, are shown in the table below (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Other-than-temporary impairment (“OTTI”)	$—	$(2.1)	$(0.6)	$(16.1)
Less: noncredit portion of OTTI recognized into (out of) other comprehensive income (before tax)	(0.6)	(0.3)	(1.7)	4.9

Net impairment	$(0.6)	$(2.4)	$(2.3)	$(11.2)

Provision for Loan Losses

Provision for loan losses decreased 73% to $37.4 million and 55% to $126.2 million for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012. The decrease in provision for loan losses was driven primarily by improving credit trends, as evidenced by the lower levels of delinquent loans in the one- to four-family and home equity loan portfolios, and loan portfolio run-off. The provision for loan losses has declined 93% from its peak of $517.8 million in the third quarter of 2008. We expect provision for loan losses to continue to decline over the long term, although it is subject to variability in any given quarter.

During the three and nine months ended September 30, 2013, we evaluated and refined our default assumptions related to a subset of the home equity line of credit portfolio that will require borrowers to repay the loan in full at the end of the draw period, commonly referred to as “balloon loans”. These loans were approximately $250 million of the home equity line of credit portfolio at September 30, 2013. We evaluated the significant burden a balloon payment may place on a borrower with a low Fair Isaac Credit Organization (“FICO”) score and high combined loan-to-value (“CLTV”) ratio, and examined those loans within the balloon portfolio. We refined our expectations and estimates around the time period that it might take for these borrowers’ equity positions in their collateral to appreciate in order to allow for possible refinance of the balloon loan at maturity. As a result of this evaluation, we increased our default assumptions and extended the period of management’s forecasted loan losses captured within the general allowance to include the total probable loss on this subset of balloon loans. The overall impact of these enhancements drove the majority of provision for loan losses during the three and nine months ended September 30, 2013.

During the three and nine months ended September 30, 2012, provision for loan losses included approximately $50 million in charge-offs associated with newly identified bankruptcy filings, with approximately 80% related to prior years. We utilize third party loan servicers to obtain bankruptcy data on our borrowers and during the third quarter of 2012, we identified an increase in bankruptcies reported by one specific servicer. In researching this increase, we discovered that the servicer had not been reporting historical bankruptcy data on a timely basis. As a result, we implemented an enhanced procedure around all servicer reporting to corroborate bankruptcy reporting with independent third party data. Through this additional process, approximately $90 million of loans were identified in which servicers failed to report the bankruptcy filing to us, approximately 90% of which were current at September 30, 2012. As a result, these loans were written down to the estimated current value of the underlying property less estimated selling costs, or approximately $40 million, during the third quarter of 2012. These charge-offs resulted in an increase to the provision for loan losses of $50 million for the three months ended September 30, 2012.

Operating Expense

The components of operating expense and the resulting variances are as follows (dollars in millions):

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
			2013 vs. 2012				2013 vs. 2012
	2013	2012	Amount	%	2013	2012	Amount	%
Compensation and benefits	$88.4	$94.8	$(6.4)	(7)%	$270.1	$272.6	$(2.5)	(1)%
Advertising and market development	20.9	26.1	(5.2)	(20)%	80.8	110.2	(29.4)	(27)%
Clearing and servicing	30.9	30.8	0.1	0%	93.6	98.2	(4.6)	(5)%
FDIC insurance premiums	24.7	31.3	(6.6)	(21)%	79.1	86.9	(7.8)	(9)%
Professional services	22.9	20.4	2.5	12%	58.8	60.7	(1.9)	(3)%
Occupancy and equipment	17.7	19.4	(1.7)	(9)%	53.3	55.5	(2.2)	(4)%
Communications	15.3	17.5	(2.2)	(13)%	52.4	55.0	(2.6)	(5)%
Depreciation and amortization	21.8	23.1	(1.3)	(5)%	67.7	68.4	(0.7)	(1)%
Amortization of other intangibles	5.7	6.3	(0.6)	(9)%	17.8	18.9	(1.1)	(6)%
Impairment of goodwill	—	—	—	*	142.4	—	142.4	*
Facility restructuring and other exit activities	6.4	2.3	4.1	*	23.9	3.5	20.4	*
Other operating expenses	16.0	17.0	(1.0)	(5)%	40.3	46.8	(6.5)	(14)%

Total operating expense	$270.7	$289.0	$(18.3)	(6)%	$980.2	$876.7	$103.5	12%

*	Percentage not meaningful

Compensation and Benefits

Compensation and benefits decreased 7% to $88.4 million and 1% to $270.1 million for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012. The decreases in compensation and benefits were driven primarily by lower salary expense as a result of headcount reductions and lower severance costs when compared to the same periods in 2012. During the nine months ended September 30, 2013, we recorded $4.5 million in severance associated with executive terminations compared to $13 million in severance recorded in the same period in 2012, related to the departure of our former Chief Executive Officer.

Advertising and Market Development

Advertising and market development decreased 20% to $20.9 million and 27% to $80.8 million for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012. The decreases in advertising and market development were due largely to the planned decrease in advertising expenditures as part of our expense reduction initiatives.

Clearing and Servicing

Clearing and servicing was flat at $30.9 million and decreased 5% to $93.6 million for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012. During the three and nine months ended September 30, 2013, servicing fees decreased as a result of lower loan balances compared to the same periods in 2012. The decrease in servicing fees for the three months ended September 30, 2013 was offset by increased clearing fees as a result of improvement in DARTs, when compared to the same period in 2012.

FDIC Insurance Premiums

FDIC insurance premiums decreased 21% to $24.7 million and 9% to $79.1 million for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012. The decreases in FDIC insurance premiums resulted primarily from continued improvement and quality of our balance sheet, improving capital ratios and overall risk profile when compared to the same periods in 2012.

Impairment of Goodwill

Impairment of goodwill was $142.4 million for nine months ended September 30, 2013. This impairment, incurred at the end of the second quarter of 2013, represents the entire amount of goodwill associated with our market making business. For more information on the impairment analysis related to the market making business, refer to the Summary of Critical Accounting Policies and Estimates on page 40.

Facility Restructuring and Other Exit Activities

Facility restructuring and other exit activities were $6.4 million and $23.9 million for the three and nine months ended September 30, 2013, respectively. These costs were driven primarily by severance costs incurred as part of our expense reduction initiatives, in addition to costs incurred in the third quarter of 2013 related to our decision to exit the market making business.

Other Operating Expenses

Other operating expenses decreased 5% to $16.0 million and 14% to $40.3 million for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012. The decreases during the three and nine months ended September 30, 2013 were driven primarily by lower real estate owned (“REO”) expenses compared to the same periods in 2012.

Other Income (Expense)

Other income (expense) decreased 70% to $28.7 million and 56% to $80.7 million for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012 as shown in the following table (dollars in millions):

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
			2013 vs. 2012				2013 vs. 2012
	2013	2012	Amount	%	2013	2012	Amount	%
Corporate interest expense	$(28.6)	$(45.5)	$16.9	(37)%	$(85.8)	$(135.9)	$50.1	(37)%
Losses on early extinguishment of debt	—	(50.6)	50.6	*	—	(50.6)	50.6	*
Equity in income (loss) of investments and other	(0.1)	(0.2)	0.1	(38)%	5.1	1.8	3.3	186%

Total other income (expense)	$(28.7)	$(96.3)	$67.6	(70)%	$(80.7)	$(184.7)	$104.0	(56)%

Total other income (expense) included corporate interest expense on interest-bearing corporate debt for the three and nine months ended September 30, 2013 and 2012. Corporate interest expense decreased 37% to $28.6 million and $85.8 million for both the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012 as a result of the refinance of $1.3 billion of higher coupon corporate debt during the fourth quarter of 2012. During the nine months ended September 30, 2013, corporate interest expense was partially offset by a gain of $5.1 million, included in equity in income of investments and other related to an investment in a venture fund.

In addition, for the three and nine months ended September 30, 2012, $50.6 million in losses on early extinguishment of debt were recorded, driven primarily by the early extinguishment of approximately $520 million in wholesale borrowings during the third quarter of 2012.

Income Tax Expense (Benefit)

For the three months ended September 30, 2013, income tax expense (benefit) and the effective tax rate were $32.5 million and 40.7%, compared to $(7.7) million and 21.1%, respectively for the same period in 2012. For the nine months ended September 30, 2013, income tax expense and the effective tax rate were $61.4 million and 68.6%, compared to $16.8 million and 18.6%, respectively for the same period in 2012.

At the end of June 2013, we decided to exit the market making business, and as a result recorded $142.4 million in goodwill impairment during the nine months ended September 30, 2013. The $142.4 million goodwill impairment charge associated with the market making business was non-deductible for tax purposes. In addition, the overall state apportionment increased significantly as a result of the exit of the market making business and we expect our state taxable income to increase in future periods. We now expect to utilize net operating losses in California; therefore we recognized a tax benefit of $26.4 million during the nine months ended September 30, 2013, the majority of which consists of releasing valuation allowances for net operating losses, research and development credits and revaluation of other deferred tax assets relating to California. Without the exit of the market making business, our effective tax rate for the nine months ended September 30, 2013 would have been 37.8%, calculated in the following table (dollars in thousands):

	For the Nine Months Ended September 30, 2013
	Pre-tax Income	Tax Expense (Benefit)	Tax Rate
Taxes and tax rate before impact of exit of market making business	$231,939	$87,755	37.8%
Impact of exit of market making business:
Goodwill impairment charge	(142,423)	—
State apportionment change	—	(26,388)

Income taxes and tax rate as reported	$89,516	$61,367	68.6%

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

We did not establish any valuation allowance against federal deferred tax assets as of September 30, 2013 as we believe that it is more likely than not that all of these assets will be realized. We continue to maintain a valuation allowance for certain of our state, foreign country and charitable contribution deferred tax assets as it is more likely than not that they will not be realized.

SEGMENT RESULTS REVIEW

We report operating results in two segments: 1) trading and investing; and 2) balance sheet management. Trading and investing includes retail brokerage products and services; investor-focused banking products; market making; and corporate services. Balance sheet management includes the management of asset allocation; loans previously originated by the Company or purchased from third parties; customer payables and deposits; and credit, liquidity and interest rate risk for the Company as described in the Risk Management section. Costs associated with certain functions that are centrally-managed are separately reported in a corporate/other category.

Trading and Investing

The following table summarizes trading and investing financial information and key customer activity metrics as of and for the three and nine months ended September 30, 2013 and 2012 (dollars in millions, except for key metrics):

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
			2013 vs. 2012				2013 vs. 2012
	2013	2012	Amount	%	2013	2012	Amount	%
Net operating interest income	$133.4	$156.8	$(23.4)	(15)%	$400.7	$492.4	$(91.7)	(19)%
Commissions	102.8	90.4	12.4	14%	309.8	291.2	18.6	6%
Fees and service charges	39.4	30.3	9.1	30%	111.4	89.7	21.7	24%
Principal transactions	12.6	22.1	(9.5)	(43)%	55.6	67.5	(11.9)	(18)%
Other revenues	7.9	7.8	0.1	2%	23.9	24.4	(0.5)	(3)%

Total net revenue	296.1	307.4	(11.3)	(4)%	901.4	965.2	(63.8)	(7)%
Total operating expense	170.3	180.4	(10.1)	(6)%	687.4	580.1	107.3	18%

Trading and investing income	$125.8	$127.0	$(1.2)	(1)%	$214.0	$385.1	$(171.1)	(44)%

Key Customer Activity Metrics:
DARTs	145,150	128,701	16,449	13%	147,777	141,399	6,378	5%
Average commission per trade	$11.15	$11.24	$(0.09)	(1)%	$11.18	$10.98	$0.20	2%
Margin receivables (dollars in billions)	$6.2	$5.6	$0.6	11%	$6.2	$5.6	$0.6	11%
End of period brokerage accounts	2,975,842	2,892,852	82,990	3%	2,975,842	2,892,852	82,990	3%
Net new brokerage accounts	13,111	18,247	(5,136)	(28)%	72,651	109,840	(37,189)	(34)%
Annualized brokerage account attrition rate	9.0%	8.5%	0.5%	*	8.7%	8.7%	0.0%	*
Customer assets (dollars in billions)	$240.6	$204.1	$36.5	18%	$240.6	$204.1	$36.5	18%
Net new brokerage assets (dollars in billions)	$2.4	$1.9	$0.5	26%	$7.2	$8.1	$(0.9)	(11)%
Brokerage related cash (dollars in billions)	$38.2	$32.6	$5.6	17%	$38.2	$32.6	$5.6	17%

*	Percentage not meaningful.

The trading and investing segment offers products and services to individual retail investors, generating revenue from these brokerage and banking relationships and from market making and corporate services activities. This segment generates five main sources of revenue: net operating interest income; commissions; fees and service charges; principal transactions; and other revenues. Net operating interest income is generated primarily from margin receivables and from a deposit transfer pricing arrangement with the balance sheet management segment. The balance sheet management segment utilizes customer payables and deposits and compensates the trading and investing segment via a market-based transfer pricing arrangement. This compensation is reflected in segment results as operating interest income for the trading and investing segment and operating interest expense for the balance sheet management segment and is eliminated in consolidation. Other revenues include results from providing software and services for managing equity compensation plans from corporate customers, as we ultimately service retail investors through these corporate relationships.

Trading and investing income decreased 1% to $125.8 million and 44% to $214.0 million for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012. The decrease for the nine months ended September 30, 2013 was driven primarily by $142.4 million of goodwill impairment recorded in the second quarter of 2013 related to the decision to exit the market making business. We continued to generate net new brokerage accounts, ending the third quarter of 2013 with 3.0 million accounts.

Trading and investing commissions increased 14% to $102.8 million and 6% to $309.8 million for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012. This increase in commissions was primarily the result of an increase in DARTs of 13% to 145,150 and 5% to 147,777 for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012.

Trading and investing fees and service charges increased 30% to $39.4 million and 24% to $111.4 million for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012. The increases in fees and service charges were driven primarily by increases in order flow revenue due to increased trading activity, as well as increases in advisor management fees driven from an increase in our retirement, investing and savings products, which were $2.1 billion as of September 30, 2013, compared to $1.1 billion as of September 30, 2012. Currently the market making business, G1X, has a formal intercompany agreement with ETS, both wholly owned consolidated subsidiaries of the Company. As part of the intercompany agreement, ETS routes a portion of its order flow to G1X and receives an order flow rebate which is eliminated in consolidation. After closing the sale of the market making business, we expect to see an increase in order flow revenue as ETS will be routing all of its order flow to third parties.

Trading and investing principal transactions decreased 43% to $12.6 million and 18% to $55.6 million for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012. The decreases in principal transactions revenue were driven primarily by lower levels of shares traded and of market volatility in the three and nine months ended September 30, 2013, when compared to the same periods in 2012. The market making business generates all of our principal transactions revenue. On October 23, 2013, we entered into a definitive agreement to sell the market making business to an affiliate of Susquehanna. Upon closing of the sale, we will no longer have principal transactions revenue.

Trading and investing operating expense decreased 6% to $170.3 million and increased 18% to $687.4 million for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012. The decrease for the three months ended September 30, 2013 resulted primarily from the planned decrease in advertising expenditures as part of our expense reduction initiatives, when compared to the same period in 2012. The increase for the nine months ended September 30, 2013 was driven by impairment of goodwill of $142.4 million in the second quarter of 2013.

As of September 30, 2013, we had approximately 3.0 million brokerage accounts, 1.2 million stock plan accounts and 0.4 million banking accounts. For the three months ended September 30, 2013 and 2012, our brokerage products contributed 78% and 71%, respectively, and our banking products contributed 22% and 29%, respectively, of total trading and investing revenue. For the nine months ended September 30, 2013 and 2012, our brokerage products contributed 78% and 70%, respectively, and our banking products contributed 22% and 30%, respectively, of total trading and investing revenue.

Balance Sheet Management

The following table summarizes balance sheet management financial information and key financial metrics as of and for the three and nine months ended September 30, 2013 and 2012 (dollars in millions):

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
			2013 vs. 2012				2013 vs. 2012
	2013	2012	Amount	%	2013	2012	Amount	%
Net operating interest income	$107.5	$104.1	$3.4	3%	$324.0	$332.4	$(8.4)	(3)%
Fees and service charges	0.5	0.6	(0.1)	(25)%	1.4	2.3	(0.9)	(37)%
Gains on loans and securities, net	12.2	79.0	(66.8)	(85)%	49.0	138.8	(89.8)	(65)%
Net impairment	(0.6)	(2.4)	1.8	(76)%	(2.3)	(11.2)	8.9	(79)%
Other revenues	1.1	1.3	(0.2)	(13)%	3.1	4.3	(1.2)	(28)%

Total net revenue	120.7	182.6	(61.9)	(34)%	375.2	466.6	(91.4)	(20)%
Provision for loan losses	37.4	141.0	(103.6)	(73)%	126.2	280.2	(154.0)	(55)%
Total operating expense	43.5	53.2	(9.7)	(18)%	135.0	168.4	(33.4)	(20)%

Balance sheet management income	$39.8	$(11.6)	$51.4	*	$114.0	$18.0	$96.0	534%

*	Percentage not meaningful.

Key Financial Metrics:
Special mention loan delinquencies	$278.1	$327.4	$(49.3)	(15)%	$278.1	$327.4	$(49.3)	(15)%
Allowance for loan losses	$458.9	$508.3	$(49.4)	(10)%	$458.9	$508.3	$(49.4)	(10)%

The balance sheet management segment generates revenue from managing loans previously originated by the Company or purchased from third parties, as well as utilizing customer payables and deposits to generate additional net operating interest income. The balance sheet management segment utilizes customer payables and deposits from the trading and investing segment, wholesale borrowings and proceeds from loan pay-downs to invest in available-for-sale and held-to-maturity securities. Net operating interest income is generated from interest earned on available-for-sale and held-to-maturity securities and loans receivable, net of interest paid on wholesale borrowings and on a deposit transfer pricing arrangement with the trading and investing segment. The balance sheet management segment utilizes customer payables and deposits and compensates the trading and investing segment via a market-based transfer pricing arrangement. This compensation is reflected in segment results as operating interest income for the trading and investing segment and operating interest expense for the balance sheet management segment and is eliminated in consolidation.

Balance sheet management reported income of $39.8 million and $114.0 million for the three and nine months ended September 30, 2013, respectively, compared to a loss of $11.6 million and income of $18.0 million for the same periods in 2012, due primarily to decreases in provision for loan losses partially offset by decreases in gains on loans and securities net.

Gains on loans and securities, net were $12.2 million and $49.0 million for the three and nine months ended September 30, 2013, respectively, compared to $79.0 million and $138.8 million for the same periods in 2012. The decreases in gains on loans and securities net for the three and nine months ended September 30, 2013, were driven by additional gains recognized in the prior periods from the sale of available-for-sale securities as a result of our deleveraging efforts, primarily related to a reduction in wholesale funding obligations.

We recognized $0.6 million and $2.3 million of net impairment during the three and nine months ended September 30, 2013, compared to $2.4 million and $11.2 million, respectively for the same periods in 2012 on certain securities in the non-agency CMO portfolio due to continued deterioration in the expected credit performance of the underlying loans in those specific securities.

Provision for loan losses decreased 73% to $37.4 million and 55% to $126.2 million for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012. The decrease in provision for loan losses was driven primarily by improving credit trends and loan portfolio run-off.

During the three and nine months ended September 30, 2013, we evaluated and refined our default assumptions related to a subset of the home equity line of credit portfolio that will require borrowers to repay the loan in full at the end of the draw period, commonly referred to as “balloon loans”. These loans were approximately $250 million of the home equity line of credit portfolio at September 30, 2013. We evaluated the significant burden a balloon payment may place on a borrower with a low Fair Isaac Credit Organization (“FICO”) score and high combined loan-to-value (“CLTV”) ratio, and examined those loans within the balloon portfolio. We refined our expectations and estimates around the time period that it might take for these borrowers’ equity positions in their collateral to appreciate in order to allow for possible refinance of the balloon loan at maturity. As a result of this evaluation, we increased our default assumptions and extended the period of management’s forecasted loan losses captured within the general allowance to include the total probable loss on this subset of balloon loans. The overall impact of these enhancements drove the majority of provision for loan losses during the three and nine months ended September 30, 2013.

During the three and nine months ended September 30, 2012, provision for loan losses included approximately $50 million in charge-offs associated with newly identified bankruptcy filings, with approximately 80% related to prior years. We utilize third party loan servicers to obtain bankruptcy data on our borrowers and during the third quarter of 2012, we identified an increase in bankruptcies reported by one specific servicer. In researching this increase, we discovered that the servicer had not been reporting historical bankruptcy data on a timely basis. As a result, we implemented an enhanced procedure around all servicer reporting to corroborate bankruptcy reporting with independent third party data. Through this additional process, approximately $90 million of loans were identified in which servicers failed to report the bankruptcy filing to us, approximately 90% of which were current at September 30, 2012. As a result, these loans were written down to the estimated current value of the underlying property less estimated selling costs, or approximately $40 million, during the third quarter of 2012. These charge-offs resulted in an increase to the provision for loan losses of $50 million for the three months ended September 30, 2012.

Total balance sheet management operating expense decreased 18% to $43.5 million and 20% to $135.0 million for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012. The decreases in operating expense resulted primarily from lower FDIC insurance premiums, reduced servicing expenses due to lower loan balances and reduced expenses related to REO when compared to the same periods in 2012.

Corporate/Other

The following table summarizes corporate/other financial information for the three and nine months ended September 30, 2013 and 2012 (dollars in millions):

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
			2013 vs. 2012				2013 vs. 2012
	2013	2012	Amount	%	2013	2012	Amount	%
Total net revenue	$—	$—	$—	*	$—	$—	$—	*

Compensation and benefits	24.8	28.3	(3.5)	(13)%	67.8	63.1	4.7	7%
Professional services	12.7	12.9	(0.2)	(1)%	31.2	28.1	3.1	11%
Occupancy and equipment	1.9	1.6	0.3	21%	4.7	3.8	0.9	24%
Communications	0.4	0.5	(0.1)	5%	1.2	1.3	(0.1)	(3)%
Depreciation and amortization	4.4	3.9	0.5	11%	12.5	12.2	0.3	2%
Facility restructuring and other exit activities	6.4	2.3	4.1	*	23.9	3.5	20.4	*
Other operating expenses	6.3	5.9	0.4	7%	16.5	16.2	0.3	2%

Total operating expense	56.9	55.4	1.5	3%	157.8	128.2	29.6	23%

Operating loss	(56.9)	(55.4)	(1.5)	3%	(157.8)	(128.2)	(29.6)	23%
Total other income (expense)	(28.7)	(96.3)	67.6	(70)%	(80.7)	(184.7)	104.0	(56)%

Corporate/other loss	$(85.6)	$(151.7)	$66.1	(44)%	$(238.5)	$(312.9)	$74.4	(24)%

*	Percentage not meaningful.

The corporate/other category includes costs that are centrally-managed, technology related costs incurred to support centrally-managed functions, restructuring and other exit activities, corporate debt and corporate investments.

The corporate/other loss before income taxes was $85.6 million and $238.5 million for the three and nine months ended September 30, 2013, respectively, compared to $151.7 million and $312.9 million for the same periods in 2012.

The operating loss increased 3% to $56.9 million and 23% to $157.8 million for the three and nine months ended September 30, 2013, respectively, when compared to the same period in 2012, due primarily to increases in facility restructuring and other exit activities expense as a result of severance costs incurred as part of our expense reduction initiatives, in addition to costs incurred in the third quarter of 2013 related to our decision to exit the market making business.

Total other income (expense) included corporate interest expense on interest-bearing corporate debt for the three and nine months ended September 30, 2013 and 2012. Corporate interest expense decreased 37% to $28.6 million and $85.8 million for both the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012 as a result of the refinance of $1.3 billion of higher coupon corporate debt during the fourth quarter of 2012. During the nine months ended September 30, 2013, corporate interest expense was partially offset by a gain of $5.1 million included in equity in income of investments and other related to an investment in a venture fund.

In addition, for the three and nine months ended September 30, 2012, $50.6 million in losses on early extinguishment of debt were recorded, driven primarily by the early extinguishment of approximately $520 million in wholesale borrowings during the third quarter of 2012.

BALANCE SHEET OVERVIEW

The following table sets forth the significant components of the consolidated balance sheet (dollars in millions):

	September 30, 2013	December 31, 2012	Variance
			2013 vs. 2012
			Amount	%
Assets:
Cash and equivalents	$1,796.2	$2,761.5	$(965.3)	(35)%
Segregated cash	738.2	376.9	361.3	96%
Securities(1)	23,225.6	23,084.2	141.4	1%
Margin receivables	6,188.7	5,804.0	384.7	7%
Loans receivable, net	8,564.6	10,098.7	(1,534.1)	(15)%
Investment in FHLB stock	61.4	67.4	(6.0)	(9)%
Other(2)	4,972.8	5,194.0	(221.2)	(4)%

Total assets	$45,547.5	$47,386.7	$(1,839.2)	(4)%

Liabilities and shareholders’ equity:
Deposits	$25,869.8	$28,392.5	$(2,522.7)	(9)%
Wholesale borrowings(3)	5,734.7	5,715.6	19.1	0%
Customer payables	5,830.3	4,964.9	865.4	17%
Corporate debt	1,767.7	1,765.0	2.7	0%
Other liabilities	1,515.4	1,644.2	(128.8)	(8)%

Total liabilities	40,717.9	42,482.2	(1,764.3)	(4)%
Shareholders’ equity	4,829.6	4,904.5	(74.9)	(2)%

Total liabilities and shareholders’ equity	$45,547.5	$47,386.7	$(1,839.2)	(4)%

(1)	Includes balance sheet line items trading, available-for-sale and held-to-maturity securities.
(2)	Includes balance sheet line items property and equipment, net, goodwill, other intangibles, net and other assets.
(3)	Includes balance sheet line items securities sold under agreements to repurchase and FHLB advances and other borrowings.

Segregated Cash

Segregated cash increased by $361.3 million to $738.2 million during the nine months ended September 30, 2013. The level of cash required to be segregated under federal or other regulations, or segregated cash, is driven largely by customer cash and securities lending balances we hold as a liability in excess of the amount of margin receivables and securities borrowed balances we hold as an asset. The excess represents customer cash that we are required by our regulators to segregate for the exclusive benefit of our brokerage customers.

Securities

Trading, available-for-sale and held-to-maturity securities are summarized as follows (dollars in millions):

	September 30, 2013	December 31, 2012	Variance
			2013 vs. 2012
			Amount	%
Trading securities	$—	$101.3	$(101.3)	(100)%

Available-for-sale securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$12,222.6	$12,097.2	$125.4	1%
Non-agency CMOs	14.0	235.2	(221.2)	(94)%

Total residential mortgage-backed securities	12,236.6	12,332.4	(95.8)	(1)%
Investment securities	1,044.9	1,110.6	(65.7)	(6)%

Total available-for-sale securities	$13,281.5	$13,443.0	$(161.5)	(1)%

Held-to-maturity securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$8,255.4	$7,887.5	$367.9	5%
Investment securities	1,688.7	1,652.4	36.3	2%

Total held-to-maturity securities	$9,944.1	$9,539.9	$404.2	4%

Total securities	$23,225.6	$23,084.2	$141.4	1%

Securities represented 51% and 49% of total assets at September 30, 2013 and December 31, 2012, respectively. The decline in available-for-sale securities during the nine months ended September 30, 2013 was due primarily to a decrease of $221.2 million in non-agency CMOs. We sold $230.5 million in amortized cost of available-for-sale non-agency CMOs during the first quarter of 2013 as part of our focus to reduce risk and deleverage the balance sheet.

The decrease in trading securities during the nine months ended September 30, 2013, was due to our decision at the end of the second quarter of 2013 to exit the market making business. All assets related to the market making business, including all of the trading securities, were reclassified to held-for-sale assets, which are reflected in the other assets line item on the consolidated balance sheet.

Loans Receivable, Net

Loans receivable, net are summarized as follows (dollars in millions):

	September 30, 2013	December 31, 2012	Variance
			2013 vs. 2012
			Amount	%
One- to four-family	$4,713.0	$5,442.2	$(729.2)	(13)%
Home equity	3,619.0	4,223.4	(604.4)	(14)%
Consumer and other	641.1	844.9	(203.8)	(24)%
Unamortized premiums, net	50.4	68.9	(18.5)	(27)%
Allowance for loan losses	(458.9)	(480.7)	21.8	(5)%

Total loans receivable, net	$8,564.6	$10,098.7	$(1,534.1)	(15)%

Loans receivable, net decreased 15% to $8.6 billion at September 30, 2013 from $10.1 billion at December 31, 2012. This decline was due primarily to our strategy of reducing balance sheet risk by allowing the loan portfolio to pay down, which we plan to do for the foreseeable future.

Other Assets

The other assets balance is summarized as follows (dollars in millions):

	September 30, 2013	December 31, 2012	Variance
			2013 vs. 2012
			Amount	%
Property and equipment, net	$246.2	$288.2	$(42.0)	(15)%
Goodwill	1,791.8	1,934.2	(142.4)	(7)%
Other intangibles, net	221.6	260.6	(39.0)	(15)%
Other assets	2,713.2	2,711.0	2.2	0%

Total other assets	$4,972.8	$5,194.0	$(221.2)	(4)%

Total other assets decreased 4% to $5.0 billion at September 30, 2013, from $5.2 billion at December 31, 2012, due primarily to a decrease in goodwill. At the end of the second quarter of 2013, we decided to exit the market making business, and as a result the entire amount of the associated goodwill of $142.4 million was impaired. Additionally, the assets related to the market making business were transferred to held-for-sale assets. Held-for-sale assets, which are reported in the other assets line item on the consolidated balance sheet, consisted of $97.5 million of trading securities and $21.2 million of other intangibles, net at September 30, 2013.

Deposits

Deposits are summarized as follows (dollars in millions):

	September 30, 2013	December 31, 2012	Variance
			2013 vs. 2012
			Amount	%
Sweep deposits	$19,453.2	$21,253.6	$(1,800.4)	(8)%
Complete savings deposits	4,407.3	4,981.6	(574.3)	(12)%
Checking deposits	1,022.8	1,055.4	(32.6)	(3)%
Other money market and savings deposits	918.6	995.2	(76.6)	(8)%
Time deposits	67.9	106.7	(38.8)	(36)%

Total deposits	$25,869.8	$28,392.5	$(2,522.7)	(9)%

Deposits represented 64% and 67% of total liabilities at September 30, 2013 and December 31, 2012, respectively. At September 30, 2013, 91% of our customer deposits were covered by FDIC insurance. Deposits provide the benefit of lower interest costs compared with wholesale funding alternatives. Deposits decreased 9% to $25.9 billion at September 30, 2013 from $28.4 billion at December 31, 2012, driven primarily by $3.2 billion in sweep deposits that were transferred off balance sheet to third parties during the first nine months of 2013 as part of our deleveraging initiatives.

The majority of the deposits balance, specifically sweep deposits, is included in brokerage related cash and reported as a customer activity metric of $38.2 billion and $33.9 billion at September 30, 2013 and December 31, 2012, respectively. The total brokerage related cash balance is summarized as follows (dollars in millions):

	September 30, 2013	December 31, 2012	Variance
			2013 vs. 2012
			Amount	%
Deposits	$25,869.8	$28,392.5	$(2,522.7)	(9)%
Less: bank related cash(1)	(6,416.6)	(7,138.9)	722.3	(10)%
Customer payables	5,830.3	4,964.9	865.4	17%
Customer assets held by third parties(2)	12,916.1	7,644.2	5,271.9	69%

Total brokerage related cash	$38,199.6	$33,862.7	$4,336.9	13%

(1)	Bank related cash includes complete savings deposits, checking deposits, other money market and savings deposits and time deposits.
(2)	Customer assets held by third parties are not reflected on our consolidated balance sheet.

Increases in brokerage related cash generally indicate that the use of our products and services by existing and new brokerage customers is expanding.

As part of our strategy to strengthen our overall financial and franchise position we have been focused on improving our capital ratios by reducing risk and deleveraging the balance sheet. Our deleveraging strategy included transferring customer deposits to third party institutions. At September 30, 2013, our customers held $12.9 billion of assets at third party institutions, including third party banks and money market funds. Approximately 67% of these off-balance sheet assets are as a result of our deleveraging efforts. Customer assets held by third parties included $4.3 billion and $2.3 billion of customer sweep deposits at September 30, 2013 and December 31, 2012, respectively in the extended insurance sweep deposit account program (“ESDA”) that we have in place for brokerage customers. At September 30, 2013, the ESDA program utilized E*TRADE Bank in combination with six additional third party program banks to allow certain customers the ability to insure at least $1,250,000 of the cash they hold in the ESDA. In addition, at September 30, 2013 and December 31, 2012 customer assets held by third parties included $8.6 billion and $5.3 billion, respectively, held in third party money market funds in which our customers can elect to participate.

Wholesale Borrowings

Wholesale borrowings, which consist of securities sold under agreements to repurchase and FHLB advances and other borrowings, are summarized as follows (dollars in millions):

	September 30, 2013	December 31, 2012	Variance
			2013 vs. 2012
			Amount	%
Securities sold under agreements to repurchase	$4,449.7	$4,454.7	$(5.0)	(0)%

FHLB advances	$846.0	$831.7	$14.3	2%
Subordinated debentures	427.8	427.7	0.1	0%
Other	11.2	1.5	9.7	*

Total FHLB advances and other borrowings	$1,285.0	$1,260.9	$24.1	2%

Total wholesale borrowings	$5,734.7	$5,715.6	$19.1	0%

*	Percentage not meaningful.

Wholesale borrowings represented 14% and 13% of total liabilities at September 30, 2013 and December 31, 2012, respectively. Securities sold under agreements to repurchase and FHLB advances are the primary wholesale funding sources of the Bank. As a result, we expect these balances to fluctuate over time as deposits and interest-earning assets fluctuate.

Corporate Debt

Corporate debt by type is shown as follows (dollars in millions):

	Face Value	Discount	Net
September 30, 2013
Interest-bearing notes:
6 3/4% Notes, due 2016	$435.0	$(4.5)	$430.5
6% Notes, due 2017	505.0	(3.9)	501.1
6 3/8% Notes, due 2019	800.0	(6.6)	793.4

Total interest-bearing notes	1,740.0	(15.0)	1,725.0
Non-interest-bearing debt:
0% Convertible debentures, due 2019	42.7	—	42.7

Total corporate debt	$1,782.7	$(15.0)	$1,767.7

	Face Value	Discount	Net
December 31, 2012
Interest-bearing notes:
6 3/4% Notes, due 2016	$435.0	$(5.8)	$429.2
6% Notes, due 2017	505.0	(4.6)	500.4
6 3/8% Notes, due 2019	800.0	(7.3)	792.7

Total interest-bearing notes	1,740.0	(17.7)	1,722.3
Non-interest-bearing debt:
0% Convertible debentures, due 2019	42.7	—	42.7

Total corporate debt	$1,782.7	$(17.7)	$1,765.0

Shareholders’ Equity

The activity in shareholders’ equity during the nine months ended September 30, 2013 is summarized as follows (dollars in millions):

	Common Stock / Additional Paid- In Capital	Accumulated Deficit / Other Comprehensive Loss	Total
Beginning balance, December 31, 2012	$7,322.1	$(2,417.6)	$4,904.5
Net income	—	28.1	28.1
Net change from available-for-sale securities	—	(231.7)	(231.7)
Net change from cash flow hedging instruments	—	120.9	120.9
Other(1)	7.7	0.1	7.8

Ending balance, September 30, 2013	$7,329.8	$(2,500.2)	$4,829.6

(1)	Other includes conversions of convertible debt, employee share-based compensation and changes in accumulated other comprehensive loss from foreign currency translation.

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

Management believes the following sources of liquidity are of critical importance in maintaining ample funding for liquidity needs: Corporate cash, Bank cash, deposits and unused FHLB borrowing capacity. Management believes that within deposits, sweep deposits are of particular importance as they are the most stable source of liquidity for E*TRADE Bank when compared to non-sweep deposits. While in recent periods we have transferred customer sweep deposits to third party banks that participate in our ESDA program, we maintain the ability to bring these off-balance sheet deposits back to E*TRADE Bank with appropriate notification to the third party program banks. In addition, certain customer payables and sweep deposits were transferred to third party money market funds. At September 30, 2013, we had $4.3 billion and $8.6 billion of customer deposits at third party banks and third party money market funds, respectively. We continually assess our liquidity position with respect to our ESDA program with the third party banks, and maintain additional sources of liquidity outside of deposits through other programs that are available to us. Refer to “Other Sources of Liquidity” within this section for additional information on those programs.

Capital is generated primarily through the business operations of the trading and investing and balance sheet management segments, which are primarily contained within E*TRADE Bank; therefore, we believe a key indicator of the capital generated or used in our business operations is the level of regulatory capital in E*TRADE Bank. As of September 30, 2013, E*TRADE Bank’s Tier 1 leverage ratio was 9.5%, an increase from 8.7% at December 31, 2012. We have been focused on improving the Tier 1 leverage ratio at E*TRADE Bank through continued earnings and deleveraging the balance sheet by a reduction in wholesale borrowings, retail deposits and customer payables. Through September 30, 2013, we have surpassed our targeted $8.5 billion in deleveraging initiatives. While we may take some tactical actions in future periods, we consider our deleveraging initiatives to be complete. We are now focused on continuing to generate capital through earnings.

We submitted an initial long-term capital plan to the OCC and Federal Reserve during the second quarter of 2012. The plan included: our five-year business strategy; forecasts of our business results and capital ratios; capital distribution plans in current and adverse operating conditions; and internally developed stress tests. During the third quarter of 2012, we received initial feedback from our regulators on this plan and we believe that key elements of this plan, specifically reducing risk, deleveraging the balance sheet and the development of an enterprise risk management function, are critical. We submitted an updated long-term capital plan to the OCC and Federal Reserve in February 2013, which included the key elements outlined in the initial plan as well as the progress made during 2012 on those key elements. We believe we have made important progress on our long-term capital plan and believe it is evidenced by the $100 million dividend that our regulators approved from E*TRADE Bank during the third quarter of 2013. We plan to request a similar dividend each quarter over the near term while continuing an active and ongoing dialogue with our regulators to ensure our execution of the plan is consistent with their expectations.

Consolidated Cash and Equivalents

The consolidated cash and equivalents balance decreased by $1.0 billion to $1.8 billion at September 30, 2013 when compared to December 31, 2012. The majority of this balance is cash held in regulated subsidiaries, primarily the Bank, outlined as follows (dollars in millions):

	September 30, 2013	December 31, 2012	Variance
			2013 vs. 2012
Corporate cash	$372.9	$407.6	$(34.7)
Bank cash	1,401.3	2,319.6	(918.3)
International brokerage and other cash	22.0	34.3	(12.3)

Total consolidated cash and equivalents	$1,796.2	$2,761.5	$(965.3)

Corporate cash is the primary source of liquidity at the parent company. We define corporate cash as cash held at the parent company as well as cash held in certain subsidiaries that can distribute cash to the parent company without any regulatory approval. We believe corporate cash is a useful measure of the parent company’s liquidity as it is the primary source of capital above and beyond the capital deployed in our regulated subsidiaries. Corporate cash can fluctuate in any given quarter and is impacted primarily by tax settlements, approval and timing of subsidiary dividends, debt service costs and other overhead cost sharing arrangements. Including the $100 million dividend from E*TRADE Bank to the parent company in the third quarter of 2013, corporate cash ended at $372.9 million. We target corporate cash to be at least two times our annual debt service, or approximately $220 million. From the level of corporate cash at September 30, 2013, we expect this balance to grow, assuming we receive regulatory approval for future dividends. The parent company has approximately $250 million in net deferred tax assets, which will ultimately become sources of corporate cash as the parent’s subsidiaries reimburse the parent for the use of its deferred tax assets.

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

E*TRADE Bank is subject to capital requirements determined by its primary regulators. At September 30, 2013 and December 31, 2012, E*TRADE Bank had $1.9 billion and $1.6 billion, respectively, of Tier 1 leverage capital in excess of the regulatory minimum level required to be considered “well capitalized.”

The Company’s broker-dealer subsidiaries are subject to capital requirements determined by their respective regulators. At September 30, 2013 and December 31, 2012, all of our brokerage subsidiaries met their minimum net capital requirements. Our broker-dealer subsidiaries had excess net capital of $828.6 million at September 30, 2013, an increase of $173.5 million from $655.1 million at December 31, 2012. The excess net capital of the broker-dealer subsidiaries at September 30, 2013 included $566.7 million and $214.9 million of excess net capital at E*TRADE Clearing LLC and E*TRADE Securities LLC, respectively, which are subsidiaries of E*TRADE Bank and are also included in the excess capital of E*TRADE Bank.

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

	September 30, 2013	December 31, 2012	September 30, 2012

Shareholders’ equity	$4,829.6	$4,904.5	$5,093.9
Deduct:
Losses in other comprehensive income on available-for-sale debt securities and cash flow hedges, net of tax	(426.2)	(315.4)	(307.6)
Goodwill and other intangible assets, net of deferred tax liabilities	1,681.4	1,899.4	1,897.6
Add:
Qualifying restricted core capital elements (TRUPs)(1)	433.0	433.0	433.0

Subtotal	4,007.4	3,753.5	3,936.9
Deduct:
Disallowed servicing assets and deferred tax assets	1,223.6	1,278.9	1,259.1

Tier 1 capital	2,783.8	2,474.6	2,677.8

Add:
Allowable allowance for loan losses	230.9	251.8	261.6

Total capital	$3,014.7	$2,726.4	$2,939.4

Total average assets	$45,123.9	$48,152.7	$49,400.8
Deduct:
Goodwill and other intangible assets, net of deferred tax liabilities	1,681.4	1,899.4	1,897.6

Subtotal	43,442.5	46,253.3	47,503.2
Deduct:
Disallowed servicing assets and deferred tax assets	1,223.6	1,278.9	1,259.1

Average total assets for leverage capital purposes	$42,218.9	$44,974.4	$46,244.1

Total risk-weighted assets(2)	$18,199.6	$19,849.9	$20,614.9
Tier 1 leverage ratio (Tier 1 capital / Average total assets for leverage capital purposes)	6.6%	5.5%	5.8%

Tier 1 capital / Total risk-weighted assets	15.3%	12.5%	13.0%
Total capital / Total risk-weighted assets	16.6%	13.7%	14.3%

(1)

The Company included 100% of its trust preferred securities (“TRUPs”) in E*TRADE Financial’s Tier 1 capital, as the final ruling issued in July 2013 by the regulatory agencies has the phase-out of TRUPs beginning in 2015 for the Company. If the TRUPs phase-out had been implemented, E*TRADE Financial’s Tier 1 leverage ratio would have been 5.4% at September 30, 2013.

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

As of September 30, 2013, our Tier 1 leverage ratio was approximately 6.6% compared to the minimum ratio required to be “well capitalized” of 5%, the Tier 1 risk-based capital ratio was approximately 15.3% compared to the minimum ratio required to be “well capitalized” of 6%, and the total risk-based capital ratio was approximately 16.6% compared to the minimum ratio required to be “well capitalized” of 10%.

Our Tier 1 common ratio, which is a non-GAAP measure and currently has no mandated minimum or “well capitalized” standard, was 12.9% as of September 30, 2013. We believe this ratio is an important measure of our capital strength. The Tier 1 common ratio is defined as Tier 1 capital less elements of Tier 1 capital that are not in the form of common equity, such as trust preferred securities, divided by total risk-weighted assets. The following table shows the calculation of the Tier 1 common ratio (dollars in millions):

	September 30, 2013	December 31, 2012	September 30, 2012
Shareholders’ equity	$4,829.6	$4,904.5	$5,093.9
Deduct:
Losses in other comprehensive income on available-for-sale debt securities and cash flow hedges, net of tax	(426.2)	(315.4)	(307.6)
Goodwill and other intangible assets, net of deferred tax liabilities	1,681.4	1,899.4	1,897.6

Subtotal	3,574.4	3,320.5	3,503.9
Deduct:
Disallowed servicing assets and deferred tax assets	1,223.6	1,278.9	1,259.1

Tier 1 common	$2,350.8	$2,041.6	$2,244.8

Total risk-weighted assets	$18,199.6	$19,849.9	$20,614.9
Tier 1 common ratio (Tier 1 common / Total risk-weighted assets)	12.9%	10.3%	10.9%

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

We conducted a company-run stress test for E*TRADE Bank and the Company, which we believe is consistent with the OCC’s and Federal Reserve’s methodologies, respectively, and provided the results to the OCC and the Federal Reserve with the submission of the long-term capital plan in February 2013.

On October 24, 2013, U.S. Federal banking agencies issued an inter-agency notice of proposed rulemaking that would implement a quantitative liquidity requirement generally consistent with the liquidity coverage ratio standard established by Basel III. We are currently assessing the impact of the proposed rule, which is subject to comment until January 31, 2014 and to further modification.

Other Sources of Liquidity

We also maintain uncommitted lines of credit with unaffiliated banks to finance margin lending, with available balances subject to approval when utilized. At September 30, 2013, there were no outstanding balances.

We rely on borrowed funds, from sources such as securities sold under agreements to repurchase and FHLB advances, to provide liquidity for E*TRADE Bank. Our ability to borrow these funds is dependent upon the continued availability of funding in the wholesale borrowings market. In addition, we can borrow from the Federal Reserve Bank’s discount window to meet short-term liquidity requirements, although it is not viewed as a primary source of funding. At September 30, 2013, E*TRADE Bank had approximately $3.1 billion and $0.9 billion in additional collateralized borrowing capacity with the FHLB and the Federal Reserve Bank, respectively. We also have the ability to generate liquidity in the form of additional deposits by raising the yield on our customer deposit account products.

Off-Balance Sheet Arrangements

We enter into various off-balance sheet arrangements in the ordinary course of business, primarily to meet the needs of our customers and to reduce our own exposure to interest rate risk. These arrangements include firm commitments to extend credit and letters of credit. Additionally, we enter into guarantees and other similar arrangements as part of transactions in the ordinary course of business. For additional information on each of these arrangements, see Item 1. Consolidated Financial Statements (unaudited).

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

Loss Mitigation on the Loan Portfolio

We have a credit risk operations team that focuses on the mitigation of potential losses in the loan portfolio. Through a variety of strategies, including voluntary line closures, automatically freezing lines on all delinquent accounts, and freezing lines on loans with materially reduced home equity, we have reduced our exposure to open home equity lines from a high of over $7 billion in 2007 to $251.7 million as of September 30, 2013.

We have an initiative to assess our servicing relationships and, where appropriate, transfer certain mortgage loans to servicers that specialize in managing troubled assets. We believe this initiative has improved and will continue to improve the credit performance of the loans transferred in future periods when compared to the expected credit performance of these same loans if they had not been transferred. We completed a servicer transfer of $1.6 billion of mortgage loans during the second quarter of 2013, which resulted in a total of $3.5 billion of our mortgage loans held at servicers that specialize in managing troubled assets at September 30, 2013.

We have a loan modification program that focuses on the mitigation of potential losses in the loan portfolio. We consider modifications in which we make an economic concession to a borrower experiencing financial difficulty a TDR. During the nine months ended September 30, 2013, we modified $72.0 million and $13.7 million of one- to four-family and home equity loans, respectively, in which the modification was considered a TDR.

We also processed minor modifications on a number of loans through traditional collections actions taken in the normal course of servicing delinquent accounts. These actions typically result in an insignificant delay in the timing of payments; therefore, we do not consider such activities to be economic concessions to the borrowers. As of September 30, 2013 and December 31, 2012, we had $33.2 million and $33.4 million of mortgage loans, respectively, in which the modification was not considered a TDR due to the insignificant delay in the timing of payments. Approximately 5% and 8% of these loans were classified as nonperforming as of September 30, 2013 and December 31, 2012, respectively.

We continue to review the mortgage loan portfolio in order to identify loans to be repurchased by the originator. Our review is primarily focused on identifying loans with violations of transaction representations and warranties or material misrepresentation on the part of the seller. Any loans identified with these deficiencies are submitted to the original seller for repurchase. During the nine months ended September 30, 2013 and 2012, we agreed to settlements with third party mortgage originators specific to loans sold to us by this originator. One-time payments were agreed upon to satisfy in full all pending and future repurchase requests with this specific originator. We applied the full amount of payments of $12.5 million and $11.2 million for the nine months ended September 30, 2013 and 2012, respectively, as recoveries to the allowance for loan losses, resulting in a corresponding reduction to net charge-offs as well as provision for loan losses. Approximately $20.3 million of loans were repurchased by or settled with the original sellers for the nine months ended September 30, 2013. A total of $426.9 million of loans have been repurchased by the original sellers, including global settlements, since we actively started reviewing our purchased loan portfolio beginning in 2008.

CONCENTRATIONS OF CREDIT RISK

Loans

We track and review factors to predict and monitor credit risk in the mortgage loan portfolio on an ongoing basis. These factors include: loan type, estimated current loan-to-value (“LTV”)/combined loan-to-value (“CLTV”) ratios, delinquency history, documentation type, borrowers’ current credit scores, housing prices, loan vintage and geographic location of the property. In economic conditions in which housing prices generally appreciate, we believe that loan type, LTV/CLTV ratios, documentation type and credit scores are the key factors in determining future loan performance. In a housing market with declining home prices and less credit available for refinance, we believe the LTV/CLTV ratio becomes a more important factor in predicting and monitoring credit risk. These factors are updated on at least a quarterly basis. For the consumer and other loan portfolio, we track and review delinquency status to predict and monitor credit risk on at least a quarterly basis.

The home equity loan portfolio is primarily second lien loans on residential real estate properties, which have a higher level of credit risk than first lien mortgage loans. Approximately 15% of the home equity loan portfolio was in the first lien position as of September 30, 2013. We held both the first and second lien positions in less than 1% of the home equity loan portfolio. The home equity loan portfolio consists of approximately 21% of home equity installment loans and approximately 79% of home equity lines of credit as of September 30, 2013.

Home equity installment loans are primarily fixed rate and fixed term, fully amortizing loans that do not offer the option of an interest-only payment. The majority of home equity lines of credit convert to amortizing loans at the end of the draw period, which typically ranges from five to ten years. Approximately 9% of this portfolio will require the borrowers to repay the loan in full at the end of the draw period. At September 30, 2013, the majority of the home equity line of credit portfolio had not converted from the interest-only draw period and approximately 80% of this portfolio will not begin amortizing until after 2014. However, during the trailing twelve months ended September 30, 2013, approximately 40% of our borrowers made voluntary annual principal payments of at least $500 on their home equity lines of credit and slightly under half of those borrowers reduced their principal balance by at least $2,500. The following table outlines when home equity lines of credit convert to amortizing for the home equity line of credit portfolio as of September 30, 2013:

Period of Conversion to Amortizing Loan	% of Home Equity Line of Credit Portfolio
Already amortizing	11%
Through December 31, 2013	1%
Year ending December 31, 2014	8%
Year ending December 31, 2015	26%
Year ending December 31, 2016	41%
Year ending December 31, 2017	13%

Additionally, in the current and anticipated interest rate environment, we do not expect interest rate resets to be a material driver of credit costs in the near future. As of September 30, 2013, a total of $2.3 billion of one- to four-family loans had already reset for the first time and another $1.9 billion were expected to reset for the first time in the next five years. We expect approximately $0.6 billion of one- to four-family loans that have already reset to experience another interest rate reset in the remainder of 2013. We estimate that 1% of all one- to four-family loans expected to reset in the remainder of 2013 will experience a payment increase of more than 10% and approximately 77% are expected to reset to a lower payment in the remainder of 2013. The following table outlines the percentage of one- to four-family loans that have reset and are expected to reset for the first time as of September 30, 2013:

Period of First Interest Rate Reset	% of Total One- to Four-Family First Resets
Already reset	56%
Through December 31, 2013	2%
Year ending December 31, 2014	4%
Year ending December 31, 2015	5%
Year ending December 31, 2016	15%
Year ending December 31, 2017	18%

The following tables show the distribution of the mortgage loan portfolios by credit quality indicator (dollars in millions):

	One- to Four-Family		Home Equity
	September 30,	December 31,	September 30,	December 31,
Current LTV/CLTV(1)	2013	2012	2013	2012
<=80%	$1,828.4	$1,324.2	$1,080.8	$927.5
80%-100%	1,375.1	1,404.4	861.3	776.2
100%-120%	853.4	1,231.5	789.7	932.0
>120%	656.1	1,482.1	887.2	1,587.7

Total mortgage loans receivable	$4,713.0	$5,442.2	$3,619.0	$4,223.4

Average estimated current LTV/CLTV(2)	93.8%	108.1%	101.7%	113.8%
Average LTV/CLTV at loan origination(3)	71.4%	71.2%	79.6%	79.4%

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

(3)	Average LTV/CLTV at loan origination calculations are based on LTV/CLTV at time of purchase for one- to four-family purchased loans and undrawn balances for home equity loans.

	One- to Four-Family		Home Equity
	September 30,	December 31,	September 30,	December 31,
Documentation Type	2013	2012	2013	2012
Full documentation	$1,956.2	$2,317.9	$1,851.5	$2,166.5
Low/no documentation	2,756.8	3,124.3	1,767.5	2,056.9

Total mortgage loans receivable	$4,713.0	$5,442.2	$3,619.0	$4,223.4

	One- to Four-Family		Home Equity
Current FICO(1)	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012

>=720	$2,370.5	$2,819.5	$1,896.8	$2,238.3
719 - 700	457.2	498.1	363.2	417.9
699 - 680	377.3	425.5	302.9	345.8
679 - 660	296.6	347.2	245.1	279.7
659 - 620	443.5	494.0	328.3	370.3
<620	767.9	857.9	482.7	571.4

Total mortgage loans receivable	$4,713.0	$5,442.2	$3,619.0	$4,223.4

(1)

FICO scores are updated on a quarterly basis; however, as of September 30, 2013 and December 31, 2012, there were some loans for which the updated FICO scores were not available. The current FICO distribution as of September 30, 2013 included original FICO scores for approximately $101 million and $10 million of one- to four-family and home equity loans, respectively. The current FICO distribution as of December 31, 2012 included original FICO scores for approximately $121 million and $20 million of one- to four-family and home equity loans, respectively.

	One- to Four-Family		Home Equity
Vintage Year	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
2003 and prior	$153.8	$190.4	$166.9	$218.2
2004	449.0	514.3	293.9	359.7
2005	919.0	1,095.1	970.1	1,131.3
2006	1,865.5	2,123.4	1,702.3	1,962.9
2007	1,323.4	1,515.0	477.3	542.2
2008	2.3	4.0	8.5	9.1

Total mortgage loans receivable	$4,713.0	$5,442.2	$3,619.0	$4,223.4

Average age of mortgage loans receivable (years)	7.4	6.7	7.6	6.9

	One- to Four-Family		Home Equity
Geographic Location	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
California	$2,234.4	$2,568.7	$1,136.5	$1,333.3
New York	320.4	386.4	270.8	313.1
Florida	317.2	368.3	259.0	298.9
Virginia	212.4	235.0	164.7	192.1
Other states	1,628.6	1,883.8	1,788.0	2,086.0

Total mortgage loans receivable	$4,713.0	$5,442.2	$3,619.0	$4,223.4

Approximately 40% of the Company’s mortgage loans receivable were concentrated in California at both September 30, 2013 and December 31, 2012. No other state had concentrations of real estate loans that represented 10% or more of the Company’s mortgage portfolio at September 30, 2013 or December 31, 2012.

Allowance for Loan Losses

The allowance for loan losses is management’s estimate of probable losses inherent in the loan portfolio as of the balance sheet date. The estimate of the allowance for loan losses is based on a variety of quantitative and qualitative factors, including the composition and quality of the portfolio; delinquency levels and trends; current and historical charge-off and loss experience; our historical loss mitigation experience; the condition of the real estate market and geographic concentrations within the loan portfolio; the interest rate climate; the overall availability of housing credit; and general economic conditions. The allowance for loan losses is typically equal to management’s forecast of loan losses in the twelve months following the balance sheet date as well as the forecasted losses, including economic concessions to borrowers, over the estimated remaining life of loans modified as TDRs. The general allowance for loan losses also included a qualitative component to account for a variety of factors that are not directly considered in the quantitative loss model but are factors we believe may impact the level of credit losses. The qualitative component was $52 million and $44 million at September 30, 2013 and December 31, 2012, respectively.

The following table presents the allowance for loan losses by major loan category (dollars in millions):

	One- to Four-Family		Home Equity		Consumer and Other		Total
	Allowance	Allowance as a % of Loans Receivable(1)	Allowance	Allowance as a % of Loans Receivable(1)	Allowance	Allowance as a % of Loans Receivable(1)	Allowance	Allowance as a % of Loans Receivable(1)
September 30, 2013	$113.1	2.39%	$319.1	8.76%	$26.7	4.13%	$458.9	5.09%
December 31, 2012	$183.9	3.37%	$257.3	6.04%	$39.5	4.62%	$480.7	4.54%

(1)	Allowance as a percentage of loans receivable is calculated based on the gross loans receivable for each respective category.

During the nine months ended September 30, 2013, the allowance for loan losses decreased by $21.8 million from the level at December 31, 2012, driven primarily by improving credit trends and loan portfolio run-off. During the three and nine months ended September 30, 2013, we evaluated and refined our default assumptions related to a subset of the home equity line of credit portfolio that will require borrowers to repay the loan in full at the end of the draw period, commonly referred to as “balloon loans”. These loans were approximately $250 million of the home equity line of credit portfolio at September 30, 2013. We evaluated the significant burden a balloon payment may place on a borrower with a low FICO score and high CLTV ratio, and examined those loans within the balloon portfolio. We refined our expectations and estimates around the time period that it might take for these borrowers’ equity positions in their collateral to appreciate in order to allow for possible refinance of the balloon loan at maturity. As a result of this evaluation, we increased our default assumptions and extended the period of management’s forecasted loan losses captured within the general allowance to include the total probable loss on this subset of balloon loans. The overall impact of these enhancements drove the majority of provision for loan losses during the three and nine months ended September 30, 2013.

The following table shows the trend of the ratio of the general allowance for loan losses, excluding the qualitative component, to loans that are 90+ days delinquent excluding modified TDRs (dollars in millions):

	Total 90+ Days Delinquent Loans, Excluding Modified TDRs	General Allowance for Loan Losses Before Qualitative Component	Coverage Ratio
September 30, 2013	$247.0	$272.0	110%
June 30, 2013	$272.8	$257.6	94%
March 31, 2013	$310.0	$247.3	80%
December 31, 2012	$348.7	$265.2	76%
September 30, 2012	$383.3	$276.5	72%

Troubled Debt Restructurings

TDRs include loan modifications completed under our programs that involve granting an economic concession to a borrower experiencing financial difficulty, as well as loans that have been charged-off based on the estimated current value of the underlying property less estimated selling costs due to bankruptcy notification. As of September 30, 2013, we had $196.0 million net investment of TDRs that had been charged-off due to bankruptcy notification, of which $106.2 million were classified as performing.

The following table shows the TDRs by delinquency category as of September 30, 2013 and December 31, 2012 (dollars in millions):

	TDRs Current	TDRs 30-89 Days Delinquent	TDRs 90-179 Days Delinquent	TDRs 180+ Days Delinquent	Total Recorded Investment in TDRs
September 30, 2013
One- to four-family	$920.6	$101.3	$44.3	$130.1	$1,196.3
Home equity	210.0	14.7	9.5	18.6	252.8

Total	$1,130.6	$116.0	$53.8	$148.7	$1,449.1

December 31, 2012
One- to four-family	$927.6	$118.8	$48.6	$134.1	$1,229.1
Home equity	231.9	17.6	7.9	19.6	277.0

Total	$1,159.5	$136.4	$56.5	$153.7	$1,506.1

TDRs on accrual status, which are current and have made six or more consecutive payments, were $962.5 million and $981.4 million at September 30, 2013 and December 31, 2012, respectively.

Troubled Debt Restructurings—Loan Modifications

The following table shows TDR loan modifications by delinquency category as of September 30, 2013 and December 31, 2012 (dollars in millions):

	Modifications Current	Modifications 30-89 Days Delinquent	Modifications 90-179 Days Delinquent	Modifications 180+ Days Delinquent	Total Recorded Investment in Modifications
September 30, 2013
One- to four-family	$833.9	$92.7	$40.3	$88.3	$1,055.2
Home equity	172.9	11.3	5.9	7.8	197.9

Total	$1,006.8	$104.0	$46.2	$96.1	$1,253.1

December 31, 2012
One- to four-family	$838.0	$105.2	$43.9	$79.1	$1,066.2
Home equity	195.0	15.1	6.2	7.1	223.4

Total	$1,033.0	$120.3	$50.1	$86.2	$1,289.6

Included in allowance for loan losses was a specific valuation allowance of $135.4 million and $171.4 million that was established for modifications at September 30, 2013 and December 31, 2012, respectively. The specific valuation allowance for these individually impaired loans represents the forecasted losses over the remaining life of the loan, including the economic concession to the borrower. The following table shows TDR loan modifications and the specific valuation allowance by loan portfolio as well as the percentage of total expected losses as of September 30, 2013 and December 31, 2012 (dollars in millions):

	Recorded Investment in Modifications before Charge-offs	Charge-offs	Recorded Investment in Modifications	Specific Valuation Allowance	Net Investment in Modifications	Specific Valuation Allowance as a % of Modifications	Total Expected Losses
September 30, 2013
One- to four-family	$1,374.6	$(319.4)	$1,055.2	$(67.8)	$987.4	6%	28%
Home equity	347.9	(150.0)	197.9	(67.6)	130.3	34%	63%

Total	$1,722.5	$(469.4)	$1,253.1	$(135.4)	$1,117.7	11%	35%

December 31, 2012
One- to four-family	$1,383.3	$(317.1)	$1,066.2	$(89.7)	$976.5	8%	29%
Home equity	382.6	(159.2)	223.4	(81.7)	141.7	37%	63%

Total	$1,765.9	$(476.3)	$1,289.6	$(171.4)	$1,118.2	13%	37%

The recorded investment in TDR loan modifications includes the charge-offs related to certain loans that were written down to the estimated current value of the underlying property less estimated costs to sell. These charge-offs were recorded on modified loans that were delinquent in excess of 180 days or in bankruptcy and on TDRs when certain characteristics of the loan, including CLTV, borrower’s credit and type of modification, cast substantial doubt on the borrower’s ability to repay the loan. The total expected loss on TDR loan modifications includes both the previously recorded charge-offs and the specific valuation allowance. Total expected losses on TDR loan modifications decreased slightly from 37% at December 31, 2012 to 35% at September 30, 2013.

Net Charge-offs

The following table provides an analysis of the allowance for loan losses and net charge-offs for the three and nine months ended September 30, 2013 and 2012 (dollars in millions):

	Charge-offs	Recoveries(1)	Net Charge-offs	% of Average Loans (Annualized)
Three Months Ended September 30, 2013
One- to four-family	$(6.7)	$—	$(6.7)	0.55%
Home equity	(29.6)	9.7	(19.9)	2.13%
Consumer and other	(5.6)	2.8	(2.8)	1.67%

Total	$(41.9)	$12.5	$(29.4)	1.27%

Three Months Ended September 30, 2012
One- to four-family	$(34.2)	$—	$(34.2)	2.34%
Home equity	(120.3)	9.3	(111.0)	9.04%
Consumer and other	(17.1)	3.8	(13.3)	5.58%

Total	$(171.6)	$13.1	$(158.5)	5.41%

	Charge-offs	Recoveries(1)	Net Charge-offs	% of Average Loans (Annualized)
Nine Months Ended September 30, 2013
One- to four-family	$(36.7)	$14.5	$(22.2)	0.58%
Home equity	(132.9)	26.1	(106.8)	3.58%
Consumer and other	(28.4)	9.4	(19.0)	3.42%

Total	$(198.0)	$50.0	$(148.0)	2.01%

Nine Months Ended September 30, 2012
One- to four-family	$(157.9)	$9.3	$(148.6)	3.23%
Home equity	(445.5)	30.0	(415.5)	10.73%
Consumer and other	(40.3)	9.6	(30.7)	4.03%

Total	$(643.7)	$48.9	$(594.8)	6.44%

(1)	Recoveries include the impact of mortgage originator settlements.

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

Net charge-offs for the three and nine months ended September 30, 2013 compared to the same periods in 2012 decreased by $129.1 million and $446.8 million, respectively. Net charge-offs for the nine months ended September 30, 2013 and 2012 included $12.5 million and $11.2 million, respectively, of benefit recorded from settlements with third party mortgage originators. The timing and magnitude of charge-offs are affected by many factors, and we anticipate variability from quarter to quarter while continuing to see a downward trend over the long term.

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

Nonperforming Assets

We classify loans as nonperforming when they are no longer accruing interest, which includes loans that are 90 days and greater past due, TDRs that are on nonaccrual status for all classes of loans and certain junior liens that have a delinquent senior lien. The following table shows the comparative data for nonperforming loans and assets (dollars in millions):

	September 30, 2013	December 31, 2012
One- to four-family	$547.3	$639.1
Home equity	180.3	247.5
Consumer and other	2.5	6.4

Total nonperforming loans	730.1	893.0
REO and other repossessed assets, net	51.4	71.2

Total nonperforming assets, net	$781.5	$964.2

Nonperforming loans receivable as a percentage of gross loans receivable	8.09%	8.44%
One- to four-family allowance for loan losses as a percentage of one- to four-family nonperforming loans	20.67%	28.77%
Home equity allowance for loan losses as a percentage of home equity nonperforming loans	176.98%	103.96%
Consumer and other allowance for loan losses as a percentage of consumer and other nonperforming loans	1068.00%	617.19%
Total allowance for loan losses as a percentage of total nonperforming loans	62.85%	53.83%

During the nine months ended September 30, 2013, nonperforming assets, net decreased $182.7 million to $781.5 million when compared to December 31, 2012. This was attributed primarily to decreases in one- to four-family and home equity nonperforming loans driven by improving credit trends.

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

	September 30, 2013	December 31, 2012
One- to four-family	$71.0	$94.7
Home equity	38.5	64.2
Consumer and other loans	2.5	6.2

Total loans delinquent 90-179 days	$112.0	$165.1

Loans delinquent 90-179 days as a percentage of gross loans receivable	1.24%	1.56%

In addition, we monitor loans in which a borrower’s current credit history casts doubt on their ability to repay a loan. We classify loans as special mention when they are between 30 and 89 days past due. The following table shows the comparative data for special mention loans (dollars in millions):

	September 30, 2013	December 31, 2012
One- to four-family	$196.5	$233.8
Home equity	69.5	89.3
Consumer and other loans	12.1	19.1

Total special mention loans	$278.1	$342.2

Special mention loans receivable as a percentage of gross loans receivable	3.08%	3.23%

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

During the nine months ended September 30, 2013, special mention loans decreased by $64.1 million to $278.1 million and are down 72% from their peak of $1.0 billion as of December 31, 2008. This decrease was largely due to a decrease in both one- to four-family and home equity special mention loans. While the level of special mention loans can fluctuate significantly in any given period, we believe the continued decrease is an encouraging sign regarding the future credit performance of the mortgage loan portfolio.

Securities

We focus primarily on security type and credit rating to monitor credit risk in our securities portfolios. The table below details the amortized cost of municipal bonds, corporate bonds and non-agency debt securities by average credit ratings and type of asset as of September 30, 2013 and December 31, 2012 (dollars in millions):

September 30, 2013	AAA	AA	A	BBB	Below Investment Grade and Non-Rated	Total
Municipal bonds and corporate bonds	$29.8	$19.8	$—	$5.5	$—	$55.1
Non-agency CMOs	—	—	—	—	18.6	18.6

Total	$29.8	$19.8	$—	$5.5	$18.6	$73.7

December 31, 2012	AAA	AA	A	BBB	Below Investment Grade and Non-Rated	Total
Municipal bonds and corporate bonds	$10.3	$19.9	$—	$5.5	$—	$35.7
Non-agency CMOs	3.9	3.0	7.4	8.2	237.6	260.1

Total	$14.2	$22.9	$7.4	$13.7	$237.6	$295.8

We also held $23.3 billion and $22.5 billion of agency mortgage-backed securities and CMOs, agency debentures and agency debt securities at September 30, 2013 and December 31, 2012, respectively. We consider securities backed by the U.S. government or its agencies to have low credit risk as the long-term debt rating of the U.S. government is AA+ by S&P and AAA by Moody’s and Fitch.

Certain non-agency CMOs were other-than-temporarily impaired as a result of the deterioration in the expected credit performance of the underlying loans in those specific securities. As of September 30, 2013, we held approximately $18.6 million in amortized cost of non-agency CMOs that had been other-than-temporarily impaired. We recorded $0.6 million and $2.4 million of net impairment for the three months ended September 30, 2013 and 2012, respectively, and $2.3 million and $11.2 million of net impairment for the nine months ended September 30, 2013 and 2012, respectively, related to other-than-temporarily impaired non-agency CMOs. During the first quarter of 2013, we sold $230.5 million amortized cost of available-for-sale non-agency CMOs as part of our focus to reduce risk and deleverage the balance sheet. Further declines in the performance of our remaining non-agency CMO portfolio could result in additional impairments in future periods.

SUMMARY OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in conformity with GAAP. Note 1—Organization, Basis of Presentation and Summary of Significant Accounting Policies of Item 8. Financial Statements and Supplementary Data in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as updated in this report, contains a summary of our significant accounting policies, many of which require the use of estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes for the periods presented. We believe that of our significant accounting policies, the following are noteworthy because they are based on estimates and assumptions that require complex and subjective judgments by management: allowance for loan losses; valuation of goodwill and other intangible assets; estimates of effective tax rates, deferred taxes and valuation allowance; classification and valuation of certain investments; accounting for derivative instruments; and fair value measurements. Changes in these estimates or assumptions could materially impact our financial condition and results of operations and actual results could differ from our estimates. The accounting policies and estimates discussions for allowance for loan losses and valuation of goodwill and other intangible assets have been updated for the period ended September 30, 2013 to reflect significant changes in estimates.

Allowance for Loan Losses

Description

The allowance for loan losses is management’s estimate of probable losses inherent in the loan portfolio as of the balance sheet date. In determining the adequacy of the allowance, we perform periodic evaluations of the loan portfolio and loss forecasting assumptions. As of September 30, 2013, the allowance for loan losses was $458.9 million on $9.0 billion of total loans receivable designated as held-for-investment.

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

For loans that are not TDRs, we established a general allowance. The one- to four-family and home equity loan portfolios are separated into risk segments based on key risk factors, which include but are not limited to loan type, delinquency history, documentation type, LTV/CLTV ratio and borrowers’ credit scores. For home equity loans in the second lien position, the original balance of the first lien loan at origination date and updated valuations on the property underlying the loan are used to calculate CLTV. Both current CLTV and FICO scores are among the factors utilized to categorize the risk associated with mortgage loans and assign a probability assumption of future default. We utilize historical mortgage loan performance data to develop the forecast of delinquency and default for these risk segments. During the three and nine months ended September 30, 2013, we evaluated and refined our default assumptions related to a subset of the home equity line of credit portfolio that will require borrowers to repay the loan in full at the end of the draw period, commonly referred to as “balloon loans”. These loans were approximately $250 million of the home equity line of credit portfolio at September 30, 2013. We evaluated the significant burden a balloon payment may place on a borrower with a low FICO score and high CLTV ratio, and examined those loans within the balloon portfolio. We refined our expectations and estimates around the time period that it might take for these borrowers’ equity positions in their collateral to appreciate in order to allow for possible refinance of the balloon loan at maturity. As a result of this evaluation, we increased our default assumptions and extended the period of management’s forecasted loan losses captured within the general allowance to include the total probable loss on this subset of balloon loans. The overall impact of these enhancements drove the majority of provision for loan losses during the three and nine months ended September 30, 2013. The consumer and other loan portfolio is separated into risk segments by product and delinquency status. We utilize historical performance data and historical recovery rates on collateral liquidation to forecast delinquency and loss at the product level. The one- to four-family and home equity loan portfolios represented 53% and 40%, respectively, of total loans receivable as of September 30, 2013. The consumer and other loan portfolio represented 7% of total loans receivable as of September 30, 2013.

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

The total qualitative component was $52 million and $44 million at September 30, 2013 and December 31, 2012, respectively. The qualitative component for the one- to four-family and home equity loan portfolios was 19% and 17% of the general allowance for loan losses at September 30, 2013 and December 31, 2012, respectively. The increase in the qualitative reserve in these loan portfolios from December 31, 2012 to September 30, 2013 primarily reflects updates to portfolio specific factors. The qualitative component for the consumer and other loan portfolio was 16% and 17% of the general allowance at September 30, 2013 and December 31, 2012, respectively.

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

Valuation of Goodwill and Other Intangible Assets

Description

Goodwill and other intangible assets are evaluated for impairment on at least an annual basis or when events or changes indicate the carrying value may not be recoverable. Goodwill and other intangible assets net of amortization were $1.8 billion and $0.2 billion, respectively, at September 30, 2013.

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

Goodwill is allocated to reporting units, which are components of the business that are one level below operating segments. There is no goodwill assigned to reporting units within the balance sheet management segment. The following table shows the comparative data for the amount of goodwill allocated to each of the reporting units (dollars in millions):

Reporting Unit	September 30, 2013	December 31, 2012
Retail Brokerage	$1,791.8	$1,791.8
Market Making	—	142.4

Total goodwill	$1,791.8	$1,934.2

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

Based on the second quarter of 2013 events, we proceeded with the first step of the goodwill impairment test for the market making reporting unit. In conducting the goodwill impairment test for the market making reporting unit, we refined the estimated fair value of the market making reporting unit using the expected sale structure of the market making business. This structure assumed a shorter period of cash flows related to an order flow arrangement, compared to prior estimates of fair value. Based on the results of the first step of the goodwill impairment test, we determined that the carrying value of the market making reporting unit, including goodwill, exceeded the fair value for that reporting unit as of June 30, 2013. We proceeded to the second step of the goodwill impairment test to measure the amount of goodwill impairment. As the entire carrying amount of the goodwill allocated to the market making reporting unit exceeded the implied fair value of goodwill, we recognized $142.4 million of goodwill impairment in the consolidated statement of income (loss) for the second quarter of 2013.

We also evaluate the remaining useful lives on intangible assets each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization. In the second quarter of 2013, pursuant to our decision to exit the market making reporting unit, we reclassified $21.2 million of the other intangible assets related to the market making reporting unit as held-for-sale. These held-for-sale intangible assets have been included in the other assets line item in the consolidated balance sheet as of September 30, 2013. The remaining other intangible assets have a weighted average remaining useful life of 12 years as of September 30, 2013. We did not recognize impairment on our other intangible assets in the periods presented.

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

Brokerage related cash—Customer sweep deposits, customer payables and money market balances, including those held by third parties.

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

Customer assets—Market value of all customer assets held by the Company including security holdings, customer payables and deposits, as well as customer assets held by third parties and vested unexercised options.

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

ESDA—Extended insurance sweep deposit accounts.

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

Exposure to interest rate risk is dependent upon the distribution and composition of interest-earning assets, interest-bearing liabilities and derivatives. The differing risk characteristics of each product are managed to mitigate our exposure to interest rate fluctuations. At September 30, 2013, 91% of our total assets were enterprise interest-earning assets.

At September 30, 2013, approximately 64% of total assets were residential real estate loans and available-for-sale and held-to-maturity mortgage-backed securities. The values of these assets are sensitive to changes in interest rates, as well as expected prepayment levels. As interest rates increase, fixed rate residential mortgages and mortgage-backed securities tend to exhibit lower prepayments. The inverse is true in a falling rate environment.

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

The EVE method is used at the E*TRADE Bank level and not for the Company. The ALCO monitors E*TRADE Bank’s interest rate risk position. E*TRADE Bank had nearly 100% of enterprise interest-earning assets at both September 30, 2013 and December 31, 2012 and held 99% of enterprise interest-bearing liabilities at both September 30, 2013 and December 31, 2012. The sensitivity of EVE at September 30, 2013 and December 31, 2012 and the limits established by E*TRADE Bank’s Board of Directors are listed below (dollars in millions):

Parallel Change in Interest Rates (basis points)(1)	Change in EVE
	September 30, 2013		December 31, 2012
	Amount	Percentage(2)	Amount	Percentage(2)	Board Limit
+300	$(587.2)	(12.9)%	$(446.3)	(11.1)%	(25)%
+200	$(340.6)	(7.5)%	$(168.5)	(4.2)%	(15)%
+100	$(121.6)	(2.7)%	$23.6	0.6%	(7)%
-100	$(108.2)	(2.4)%	$(175.6)	(4.4)%	(7)%

(1)

On September 30, 2013 and December 31, 2012 the yield for the three-month treasury bill was 0.02% and 0.05%, respectively. As a result, the requirements of the EVE model were temporarily modified, resulting in the removal of the minus 200 and 300 basis points scenarios for the periods ended September 30, 2013 and December 31, 2012.

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

PART I-FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (LOSS)

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue:
Operating interest income	$300,915	$333,977	$902,805	$1,050,758
Operating interest expense	(60,068)	(73,100)	(178,088)	(225,924)

Net operating interest income	240,847	260,877	724,717	824,834

Commissions	102,753	90,424	309,846	291,168
Fees and service charges	39,924	30,915	112,801	91,976
Principal transactions	12,631	22,177	55,553	67,562
Gains on loans and securities, net	12,213	78,977	48,954	138,568
Other-than-temporary impairment (“OTTI”)	—	(2,052)	(632)	(16,113)
Less: noncredit portion of OTTI recognized into (out of) other comprehensive income (loss) (before tax)	(586)	(343)	(1,699)	4,917

Net impairment	(586)	(2,395)	(2,331)	(11,196)
Other revenues	9,020	9,060	27,058	28,928

Total non-interest income	175,955	229,158	551,881	607,006

Total net revenue	416,802	490,035	1,276,598	1,431,840

Provision for loan losses	37,399	141,019	126,198	280,227
Operating expense:
Compensation and benefits	88,405	94,790	270,077	272,617
Advertising and market development	20,925	26,001	80,793	110,156
Clearing and servicing	30,941	30,856	93,647	98,248
FDIC insurance premiums	24,707	31,342	79,052	86,899
Professional services	22,842	20,421	58,778	60,690
Occupancy and equipment	17,675	19,423	53,344	55,521
Communications	15,279	17,560	52,411	55,038
Depreciation and amortization	21,839	23,044	67,684	68,387
Amortization of other intangibles	5,699	6,296	17,833	18,887
Impairment of goodwill	—	—	142,423	—
Facility restructuring and other exit activities	6,410	2,350	23,871	3,515
Other operating expenses	16,022	16,950	40,293	46,769

Total operating expense	270,744	289,033	980,206	876,727

Income before other income (expense) and income tax expense (benefit)	108,659	59,983	170,194	274,886
Other income (expense):
Corporate interest income	9	21	33	55
Corporate interest expense	(28,605)	(45,483)	(85,838)	(135,893)
Losses on early extinguishment of debt	—	(50,608)	—	(50,608)
Equity in income (loss) of investments and other	(133)	(216)	5,127	1,791

Total other income (expense)	(28,729)	(96,286)	(80,678)	(184,655)

Income (loss) before income tax expense (benefit)	79,930	(36,303)	89,516	90,231
Income tax expense (benefit)	32,502	(7,678)	61,367	16,755

Net income (loss)	$47,428	$(28,625)	$28,149	$73,476

Basic earnings (loss) per share	$0.17	$(0.10)	$0.10	$0.26
Diluted earnings (loss) per share	$0.16	$(0.10)	$0.10	$0.25
Shares used in computation of per share data:
Basic	287,111	285,850	286,882	285,658
Diluted	292,630	285,850	292,249	290,395

See accompanying notes to consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income (loss)	$47,428	$(28,625)	$28,149	$73,476
Other comprehensive income (loss)
Available-for-sale securities:
OTTI, net(1)	—	1,291	393	10,071
Noncredit portion of OTTI reclassification (into) out of other comprehensive income (loss), net(2)	361	215	1,055	(3,071)
Unrealized gains (losses), net(3)	18,463	85,928	(202,552)	179,257
Reclassification into earnings, net(4)	(9,677)	(50,349)	(30,660)	(90,948)

Net change from available-for-sale securities	9,147	37,085	(231,764)	95,309

Cash flow hedging instruments:
Unrealized gains (losses), net(5)	(11,894)	(21,905)	56,575	(73,602)
Reclassification into earnings, net(6)	21,214	20,471	64,357	60,329

Net change from cash flow hedging instruments	9,320	(1,434)	120,932	(13,273)

Foreign currency translation gains, net	582	1,645	142	1,190

Other comprehensive income (loss)	19,049	37,296	(110,690)	83,226

Comprehensive income (loss)	$66,477	$8,671	$(82,541)	$156,702

(1)

Amounts are net of benefit from income taxes of $0.2 million for the nine months ended September 30, 2013, compared to benefit from income taxes of $0.8 million and $6.0 million for the three and nine months ended September 30, 2012, respectively.

(2)

Amounts are net of benefit from income taxes of $0.2 million and $0.6 million for the three and nine months ended September 30, 2013, respectively, compared to benefit from income taxes of $0.1 million and $1.8 million for the three and nine months ended September 30, 2012, respectively.

(3)

Amounts are net of provision from income taxes of $11.5 million and benefit from $120.2 million for the three and nine months ended September 30, 2013, respectively, compared to provision for income taxes of $50.7 million and $106.9 million for the three and nine months ended September 30, 2012, respectively.

(4)

Amounts are net of provision for income taxes of $6.0 million and $18.6 million for the three and nine months ended September 30, 2013, respectively, compared to provision for income taxes of $29.7 million and $54.1 million for the three and nine months ended September 30, 2012, respectively.

(5)

Amounts are net of benefit from income taxes of $7.8 million and provision for $26.8 million for the three and nine months ended September 30, 2013, respectively, compared to benefit from income taxes of $11.7 million and $42.7 million for the three and nine months ended September 30, 2012, respectively.

(6)

Amounts are net of benefit from income taxes of $13.8 million and $37.9 million for the three and nine months ended September 30, 2013, respectively, compared to benefit from income taxes of $12.3 million and $36.5 million for the three and nine months ended September 30, 2012, respectively.

See accompanying notes to the consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(In thousands, except share data)

(Unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Cash and equivalents	$1,796,181	$2,761,494
Cash required to be segregated under federal or other regulations	738,221	376,898
Trading securities	—	101,270
Available-for-sale securities	13,281,458	13,443,020
Held-to-maturity securities (fair value of $9,977,373 at September 30, 2013 and $9,910,496 at December 31, 2012)	9,944,153	9,539,948
Margin receivables	6,188,708	5,804,041
Loans receivable, net (net of allowance for loan losses of $458,921 at September 30, 2013 and $480,751 at December 31, 2012)	8,564,614	10,098,723
Investment in FHLB stock	61,400	67,400
Property and equipment, net	246,186	288,170
Goodwill	1,791,809	1,934,232
Other intangibles, net	221,628	260,622
Other assets	2,713,121	2,710,921

Total assets	$45,547,479	$47,386,739

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$25,869,797	$28,392,552
Securities sold under agreements to repurchase	4,449,665	4,454,661
Customer payables	5,830,257	4,964,922
FHLB advances and other borrowings	1,285,011	1,260,916
Corporate debt	1,767,749	1,764,982
Other liabilities	1,515,426	1,644,236

Total liabilities	40,717,905	42,482,269

Commitments and contingencies (see Note 15)
Shareholders’ equity:
Common stock, $0.01 par value, shares authorized: 400,000,000 at September 30, 2013 and December 31, 2012, shares issued and outstanding: 287,182,972 at September 30, 2013 and 286,114,334 at December 31, 2012	2,872	2,861
Additional paid-in-capital (“APIC”)	7,326,891	7,319,257
Accumulated deficit	(2,079,571)	(2,107,720)
Accumulated other comprehensive loss	(420,618)	(309,928)

Total shareholders’ equity	4,829,574	4,904,470

Total liabilities and shareholders’ equity	$45,547,479	$47,386,739

See accompanying notes to the consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity

	Shares	Amount
Balance, December 31, 2012	286,114	$2,861	$7,319,257	$(2,107,720)	$(309,928)	$4,904,470
Net income	—	—	—	28,149	—	28,149
Other comprehensive loss	—	—	—	—	(110,690)	(110,690)
Conversion of convertible debentures	—	—	1	—	—	1
Exercise of stock options and related tax effects	102	1	(6,073)	—	—	(6,072)
Issuance of restricted stock, net of forfeitures and retirements to pay taxes	967	10	(6,703)	—	—	(6,693)
Share-based compensation	—	—	20,409	—	—	20,409

Balance, September 30, 2013	287,183	$2,872	$7,326,891	$(2,079,571)	$(420,618)	$4,829,574

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity

	Shares	Amount
Balance, December 31, 2011	285,368	$2,854	$7,306,862	$(1,995,137)	$(386,629)	$4,927,950
Net income	—	—	—	73,476	—	73,476
Other comprehensive income	—	—	—	—	83,226	83,226
Conversion of convertible debentures	10	—	100	—	—	100
Exercise of stock options and related tax effects	2	—	(4,428)	—	—	(4,428)
Issuance of restricted stock, net of forfeitures and retirements to pay taxes	676	7	(3,581)	—	—	(3,574)
Share-based compensation	—	—	17,097	—	—	17,097
Other	—	—	7	—	—	7

Balance, September 30, 2012	286,056	$2,861	$7,316,057	$(1,921,661)	$(303,403)	$5,093,854

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$28,149	$73,476
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	126,198	280,227
Depreciation and amortization (including discount amortization and accretion)	311,284	300,608
Net impairment and gains on loans and securities, net	(46,623)	(127,372)
Impairment of goodwill	142,423	—
Equity in income (loss) of investments and other	(5,127)	(1,791)
Losses on early extinguishment of debt	—	50,608
Share-based compensation	20,409	17,097
Deferred taxes	59,715	179,066
Other	2,095	(133)
Net effect of changes in assets and liabilities:
Increase in cash required to be segregated under federal or other regulations	(361,323)	(158,743)
Increase in margin receivables	(384,667)	(781,997)
Increase in customer payables	865,335	422,782
Proceeds from sales of loans held-for-sale	5,364	284,083
Originations of loans held-for-sale	—	(286,932)
Net decrease (increase) in trading securities	17	(52,922)
Decrease in other assets	254,356	179,486
Decrease in other liabilities	(129,106)	(19,061)

Net cash provided by operating activities	888,499	358,482

Cash flows from investing activities:
Purchases of available-for-sale securities	(5,432,676)	(8,361,692)
Proceeds from sales, maturities of and principal payments on available-for-sale securities	5,189,935	9,305,899
Purchases of held-to-maturity securities	(2,032,297)	(4,414,929)
Proceeds from maturities of and principal payments on held-to-maturity securities	1,579,089	781,414
Net decrease in loans receivable	1,315,658	1,335,623
Capital expenditures for property and equipment	(31,282)	(65,823)
Proceeds from sale of REO and repossessed assets	53,334	81,149
Net cash flow from derivatives hedging assets	10,821	(71,178)
Other	6,000	9,240

Net cash provided by (used in) investing activities	$658,582	$(1,400,297)

See accompanying notes to the consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS-(Continued)

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from financing activities:
Net (decrease) increase in deposits	$(2,522,757)	$2,666,726
Net decrease in securities sold under agreements to repurchase	(4,996)	(406,382)
Advances from FHLB	1,010,000	2,460,000
Payments on advances from FHLB	(1,010,000)	(2,880,000)
Net cash flow from derivatives hedging liabilities	4,454	(18,864)
Other	10,905	(54,492)

Net cash (used in) provided by financing activities	(2,512,394)	1,766,988

(Decrease) increase in cash and equivalents	(965,313)	725,173
Cash and equivalents, beginning of period	2,761,494	2,099,839

Cash and equivalents, end of period	$1,796,181	$2,825,012

Supplemental disclosures:
Cash paid for interest	$180,303	$258,748
Cash paid for income taxes	$2,938	$6,194
Non-cash investing and financing activities:
Reclassification of market making business assets and liabilities to business held-for-sale	$78,978	$—
Reclassification of loans held-for-investment to loans held-for-sale	$41,102	$—
Transfers from loans to other real estate owned and repossessed assets	$58,969	$101,460
Conversion of convertible debentures to common stock	$1	$100

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

Certain prior period items in these consolidated financial statements have been reclassified to conform to the current period presentation. These consolidated financial statements reflect all adjustments, which are all normal and recurring in nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. All prior periods have been adjusted to present gains on sales of investments, net and equity in income (loss) of investments and venture funds on a single line item, equity in income (loss) of investments and other, on the consolidated statement of income (loss). These two line items were previously presented as separate line items on the consolidated statement of income (loss).

At the end of June 2013, the Company decided to exit its market making business, and reclassified the assets and liabilities of the market making business to held-for-sale. The assets and liabilities of the market making business are presented in the other assets and other liabilities line items, respectively, as of September 30, 2013 on the consolidated balance sheet.

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

Similarly, the Company reports gains on sales of investments, net separately from gains on loans and securities, net. The Company believes reporting these two items separately provides a clearer picture of the financial performance of its operations than would a presentation that combined these two items. Gains on loans and securities, net are the result of activities in the Company’s operations, namely its balance sheet management segment. Gains on sales of investments, net relate to investments of the Company at the corporate level and are not related to the ongoing business of the Company’s operating subsidiaries. Gains on sales of investments, net is reported in the equity in income (loss) of investments and other line item on the consolidated statement of income (loss).

These consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2012.

Related Parties—Kenneth Griffin, President and CEO of Citadel, served on the Company’s Board of Directors from June 8, 2009 to May 9, 2013. During this period, the Company routed a portion of its customer equity orders in exchange-listed options and Regulation NMS Securities to an affiliate of Citadel for order handling and execution at current market rates. Payments for these customer equity orders represented less than 1% of the Company’s total net revenue for both the three and nine months ended September 30, 2013 and 2012.

Joseph M. Velli, Chairman and CEO of ConvergEx Group, joined the Board of Directors in January 2010. During the periods presented, the Company used ConvergEx Group for clearing and transfer agent services. Payments for these services represented less than 1% of the Company’s total operating expenses for both the three and nine months ended September 30, 2013 and 2012.

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

Financial Statement Descriptions and Related Accounting Policies

Margin Receivables—The fair value of securities that the Company received as collateral in connection with margin receivables and securities borrowing activities, where the Company is permitted to sell or re-pledge the securities, was approximately $8.7 billion and $8.2 billion as of September 30, 2013 and December 31, 2012, respectively. Of this amount, $1.7 billion and $1.5 billion had been pledged or sold in connection with securities loans, bank borrowings and deposits with clearing organizations as of September 30, 2013 and December 31, 2012, respectively.

Allowance for Loan Losses—The allowance for loan losses is management’s estimate of probable losses inherent in the loan portfolio as of the balance sheet date. The Company’s segments are one- to four-family, home equity and consumer and other. For loans that are not TDRs, the Company established a general allowance. The estimate of the allowance for loan losses is based on a variety of quantitative and qualitative factors, including the composition and quality of the portfolio; delinquency levels and trends; current and historical charge-off and loss experience; the Company’s historical loss mitigation experience; the condition of the real estate market and geographic concentrations within the loan portfolio; the interest rate climate; the overall availability of housing credit; and general economic conditions. The one- to four-family and home equity loan portfolios are separated into risk segments based on key risk factors, which include but are not limited to loan type, delinquency history, documentation type, LTV/CLTV ratio and borrowers’ credit scores. For home equity loans in the second lien position, the original balance of the first lien loan at origination date and updated valuations on the property underlying the loan are used to calculate CLTV. Both current CLTV and FICO scores are among the factors utilized to categorize the risk associated with loans and assign a probability assumption of future default. Based upon the segmentation, the Company utilizes historical performance data to develop the forecast of delinquency and default for these risk segments. During the three and nine months ended September 30, 2013, the Company evaluated and refined its default assumptions related to a subset of the home equity line of credit portfolio that will require borrowers to repay the loan in full at the end of the draw period, commonly referred to as “balloon loans”. These loans were approximately $250 million of the home equity line of credit portfolio at September 30, 2013. The Company evaluated the significant burden a balloon payment may place on a borrower with a low FICO score and high CLTV ratio, and examined those loans within the balloon portfolio. The Company refined its expectations and estimates around the time period that it might take for these borrowers’ equity positions in their collateral to appreciate in order to allow for possible refinance of the balloon loan at maturity. As a result of this evaluation, the Company increased its default assumptions and extended the period of management’s forecasted loan losses captured within the general allowance to include the total probable loss on this subset of balloon loans. The overall impact of these enhancements drove the majority of provision for loan losses during the three and nine months ended September 30, 2013. The Company’s consumer and other loan portfolio is separated into risk segments by product and delinquency status. The Company utilizes historical performance data and historical recovery rates on collateral liquidation to forecast delinquency and loss at the product level. The general allowance for loan losses is typically equal to management’s forecast of loan losses in the twelve months following the balance sheet date.

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

The total qualitative component was $52 million and $44 million at September 30, 2013 and December 31, 2012, respectively. The qualitative component for the one- to four-family and home equity loan portfolios was 19% and 17% of the general allowance for loan losses at September 30, 2013 and December 31, 2012, respectively. The increase in the qualitative reserve in these loan portfolios from December 31, 2012 to September 30, 2013 primarily reflects updates to portfolio specific factors. The qualitative component for the consumer and other loan portfolio was 16% and 17% of the general allowance at September 30, 2013 and December 31, 2012, respectively.

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

Income Taxes—The Company’s unrecognized tax benefit decreased $157.4 million to $334.6 million during the nine months ended September 30, 2013. The majority of the decrease was due to the Company’s ability to carryback 2012 operating losses to 2010 and 2011. At September 30, 2013, $243.9 million (net of federal benefits on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably impact the effective income tax rate in future periods.

Offsetting Assets and Liabilities—Effective January 1, 2013, the Company adopted the amended disclosure guidance about offsetting certain assets and liabilities, which required additional information about derivative instruments, repurchase agreements and securities borrowing and securities lending transactions that are offset or subject to an enforceable master netting arrangement or similar agreement. For financial statement purposes, the Company does not offset derivative instruments, repurchase agreements or securities borrowing and securities lending transactions. The Company’s derivative instruments, repurchase agreements and securities borrowing and securities lending transactions are transacted under master agreements that are widely used by counterparties and that may allow for net settlements of payments in the normal course as well as offsetting of all contracts with a given counterparty in the event of bankruptcy or default of one of the two parties to the transaction; therefore, all of these transactions are presented in the amended disclosures. The following table presents information about these transactions to enable the users of the Company’s financial statements to evaluate the potential effect of rights of setoff between these recognized assets and recognized liabilities as of September 30, 2013 and December 31, 2012 (dollars in thousands):

				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Collateral Received or Pledged (Including Cash)	Net Amount
September 30, 2013
Assets:
Deposits paid for securities borrowed(1)(5)	$422,737	$—	$422,737	$(132,104)	$(280,871)	$9,762
Derivative assets(1)(3)	79,955	—	79,955	(44,651)	(16,129)	19,175

Total	$502,692	$—	$502,692	$(176,755)	$(297,000)	$28,937

Liabilities:
Repurchase agreements(4)	$4,449,665	$—	$4,449,665	$—	$(4,449,417)	$248
Deposits received for securities loaned(2)(6)	831,830	—	831,830	(132,104)	(643,038)	56,688
Derivative liabilities(2)(3)(4)	206,585	—	206,585	(44,651)	(161,934)	—

Total	$5,488,080	$—	$5,488,080	$(176,755)	$(5,254,389)	$56,936

December 31, 2012
Assets:
Deposits paid for securities borrowed(1)(5)	$407,331	$—	$407,331	$(142,410)	$(259,490)	$5,431
Derivative assets(1)(3)	14,734	—	14,734	(5,176)	(8,427)	1,131

Total	$422,065	$—	$422,065	$(147,586)	$(267,917)	$6,562

Liabilities:
Repurchase agreements(4)	$4,454,661	$—	$4,454,661	$—	$(4,454,659)	$2
Deposits received for securities loaned(2)(6)	735,720	—	735,720	(142,410)	(554,400)	38,910
Derivative liabilities(2)(3)(4)	328,464	—	328,464	(5,176)	(323,288)	—

Total	$5,518,845	$—	$5,518,845	$(147,586)	$(5,332,347)	$38,912

(1)	Net amounts presented in the consolidated balance sheet are reflected in the other assets line item.
(2)	Net amounts presented in the consolidated balance sheet are reflected in the other liabilities line item.
(3)	Excludes net accrued interest payable of $22.5 million and $14.1 million as of September 30, 2013 and December 31, 2012, respectively.
(4)

The Company pledges available-for-sale and held-to-maturity securities as collateral for amounts due on repurchase agreements and derivative liabilities. The collateral pledged included available-for-sale securities at fair value and held-to-maturity securities at amortized cost for both September 30, 2013 and December 31, 2012.

(5)

Included in the gross amounts of deposits paid for securities borrowed is $264.7 million and $133.8 million as of September 30, 2013 and December 31, 2012, respectively, transacted through a program with a clearing organization, which guarantees the return of cash to the Company. For presentation purposes, these amounts presented are based on the original counterparties to the Company’s master securities loan agreements.

(6)

Included in the gross amounts of deposits received for securities loaned is $538.3 million and $419.6 million as of September 30, 2013 and December 31, 2012, respectively, transacted through a program with a clearing organization, which guarantees the return of securities to the Company. For presentation purposes, these amounts presented are based on the original counterparties to the Company’s master securities loan agreements.

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

Inclusion of the Fed Funds Effective Swap Rate as a Benchmark Interest Rate for Hedge Accounting Purposes

In July 2013, the FASB amended the derivatives and hedging accounting guidance. The amended guidance permits the Fed Funds Effective Swap Rate to be used as a U.S. benchmark interest rate for hedge accounting purposes under derivatives and hedging accounting requirements, in addition to U.S. Treasury and LIBOR. The amendments also remove the restriction on using different benchmark rates for similar hedges. Before the amendments, only U.S. Treasury and the LIBOR swap rate were considered benchmark interest rates in accordance with GAAP. The amendments became effective prospectively for qualifying new or re-designated hedging relationships entered into on or after July 17, 2013. The amended accounting guidance did not have a material impact on the Company’s statement of financial condition, results of operation, or cash flows.

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

NOTE 2—BUSINESS HELD-FOR-SALE

Exit of Market Making Business

At the end of June 2013, the Company approved a plan to exit its market making business, and as a result the market making business’ assets and liabilities were classified as held-for-sale. The table below summarizes the carrying amounts of the major classes of assets and liabilities of the market making business as of September 30, 2013 and December 31, 2012 (dollars in thousands):

	September 30, 2013(1)	December 31, 2012

Assets
Cash and equivalents	$9,336	$7,618
Trading securities	97,548	101,252
Property and equipment, net	1,112	1,517
Goodwill	—	142,423
Other intangibles, net	21,161	21,898
Other assets	47,071	37,096

Total assets	$176,228	$311,804

Liabilities
Other liabilities	102,448	96,463

Total liabilities	$102,448	$96,463

(1)	Assets and liabilities as of September 30, 2013 are classified as held-for-sale and reflected in the other assets and other liabilities line items on the consolidated balance sheet, respectively.

As a result of the Company’s decision to exit the market making business, the goodwill associated with the market making business was impaired. For additional information on the impairment of goodwill, see Note 8–Goodwill.

NOTE 3—OPERATING INTEREST INCOME AND OPERATING INTEREST EXPENSE

The following table shows the components of operating interest income and operating interest expense (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Operating interest income:
Loans	$96,365	$118,747	$305,222	$383,242
Available-for-sale securities	68,470	82,661	199,029	286,647
Held-to-maturity securities	64,486	61,923	183,819	175,574
Margin receivables	56,073	55,465	164,459	158,873
Securities borrowed and other	15,521	15,181	50,276	46,422

Total operating interest income	300,915	333,977	902,805	1,050,758

Operating interest expense:
Securities sold under agreements to repurchase	(37,431)	(40,136)	(111,144)	(121,373)
FHLB advances and other borrowings	(17,152)	(24,153)	(51,183)	(74,979)
Deposits	(3,306)	(5,885)	(9,680)	(20,838)
Customer payables and other	(2,179)	(2,926)	(6,081)	(8,734)

Total operating interest expense	(60,068)	(73,100)	(178,088)	(225,924)

Net operating interest income	$240,847	$260,877	$724,717	$824,834

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

Residential Mortgage-backed Securities

The Company’s residential mortgage-backed securities portfolio was comprised of agency mortgage-backed securities and CMOs, which represented the majority of the portfolio, and non-agency CMOs. Agency mortgage-backed securities and CMOs are guaranteed by U.S. government sponsored and federal agencies. All of the Company’s non-agency CMOs were backed by first lien mortgages and were below investment grade or non-rated as of September 30, 2013. The weighted average coupon rates for the residential mortgage-backed securities as of September 30, 2013 are shown in the following table:

Weighted Average Coupon Rate
Agency mortgage-backed securities	3.10%
Agency CMOs	3.28%
Non-agency CMOs	3.14%

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

Non-agency CMOs were valued using market and income approaches with market observable data, including recent market transactions when available. The valuations of non-agency CMOs reflect the Company’s best estimate of what market participants would consider in pricing the financial instruments. The Company considers the price transparency for non-agency CMOs to be a key determinant of the degree of judgment involved in determining the fair value. As of September 30, 2013, the Company’s non-agency CMOs were categorized in Level 3 of the fair value hierarchy. The Company’s portfolio management group determines the fair value measurements using a discounted cash flow methodology for non-agency CMOs on a monthly basis with market observable data to the extent available. The fair value measurements, valuation techniques and level classification methodology are reviewed and compared to prior periods on a quarterly basis by management from the finance, credit, enterprise risk management and compliance departments.

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

The following table presents additional information about the underlying loans and significant inputs used in discounted cash flow methodologies for the valuation of non-agency CMOs that were categorized in Level 3 of the fair value hierarchy as of September 30, 2013:

	Weighted Average	Range
Underlying loans:
Coupon rate	2.86%	2.72% - 6.28%
Maturity (years)	20	20 - 25
Significant inputs:
Yield	3%	3% - 10%
Default rate(1)	32%	3% - 100%
Loss severity	28%	0% - 65%
Prepayment rate	13%	4% - 39%

(1)	The default rate reflects the implied rate necessary to equate market price to the book yield given the market credit assumption.

Other Debt Securities

The fair value measurements of agency debt securities were determined using market and income approaches along with the Company’s own trading activities for identical or similar instruments and were categorized in Level 2 of the fair value hierarchy.

The Company’s municipal bonds are revenue bonds issued by state and other local government agencies. The valuation of corporate bonds is impacted by the credit worthiness of the corporate issuer. All of the Company’s municipal bonds and corporate bonds were rated investment grade as of September 30, 2013. These securities were valued using a market approach with pricing service valuations corroborated by recent market transactions for identical or similar bonds. Municipal bonds and corporate bonds were categorized in Level 2 of the fair value hierarchy.

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

The following table presents additional information about significant unobservable inputs used in the valuation of assets measured at fair value on a nonrecurring basis that were categorized in Level 3 of the fair value hierarchy as of September 30, 2013 (dollars in thousands):

	Unobservable Inputs	Average	Range
One- to four-family	Appraised value	$387	$4 — $2,500
Home equity	Appraised value	$290	$9 — $1,600
Real estate owned	Appraised value	$285	$1 — $1,163

Goodwill

At the end of the second quarter of 2013, the Company decided to exit the market making business, and as a result evaluated the total goodwill allocated to the market making reporting unit for impairment. The Company valued the market making business by using a combination of expected present value of future cash flows of the business, a form of the income approach, and prices of comparable businesses, a form of the market approach, with significant unobservable inputs. The Company refined the estimated fair value of the market making reporting unit using the expected sale structure of the market making business. As a result of the evaluation, it was determined that the entire carrying amount of goodwill allocated to the market making reporting unit was impaired, and the Company recognized $142.4 million impairment of goodwill during the second quarter of 2013.

Recurring and Nonrecurring Fair Value Measurements

Assets and liabilities measured at fair value at September 30, 2013 and December 31, 2012 are summarized in the following tables (dollars in thousands):

	Level 1	Level 2	Level 3	Total Fair Value
September 30, 2013:
Recurring fair value measurements:
Assets
Available-for-sale securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$—	$12,222,556	$—	$12,222,556
Non-agency CMOs	—	—	14,012	14,012

Total residential mortgage-backed securities	—	12,222,556	14,012	12,236,568

Investment securities:
Agency debentures	—	318,354	—	318,354
Agency debt securities	—	675,531	—	675,531
Municipal bonds	—	46,550	—	46,550
Corporate bonds	—	4,455	—	4,455

Total investment securities	—	1,044,890	—	1,044,890

Total available-for-sale securities	—	13,267,446	14,012	13,281,458

Other assets:
Derivative assets(1)	—	79,955	—	79,955
Deposits with clearing organizations(2)	34,000	—	—	34,000
Held-for-sale assets—trading securities(3)	96,393	1,155		97,548

Total other assets measured at fair value on a recurring basis	130,393	81,110	—	211,503

Total assets measured at fair value on a recurring basis(4)	$130,393	$13,348,556	$14,012	$13,492,961

Liabilities
Derivative liabilities(1)	$—	$206,585	$—	$206,585
Held-for-sale liabilities—securities sold, not yet purchased(3)	93,147	122	—	93,269

Total liabilities measured at fair value on a recurring basis(4)	$93,147	$206,707	$—	$299,854

Nonrecurring fair value measurements:
Loans receivable:
One- to four-family	$—	$—	$213,972	$213,972
Home equity	—	—	46,718	46,718

Total loans receivable(5)	—	—	260,690	260,690
REO(5)	—	—	45,060	45,060

Total assets measured at fair value on a nonrecurring basis(6)	$—	$—	$305,750	$305,750

(1)	All derivative assets and liabilities are interest rate contracts. Information related to derivative instruments is detailed in Note 7—Accounting for Derivative Instruments and Hedging Activities.
(2)	Represents U.S. Treasury securities held by a broker-dealer subsidiary.
(3)

Assets and liabilities of the market making business were reclassified as held-for-sale, and are presented in the other assets and other liabilities line items, respectively, as of September 30, 2013 on the consolidated balance sheet. Information related to the classification is detailed in Note 2—Business Held-for-Sale.

(4)	Assets and liabilities measured at fair value on a recurring basis represented 30% and 1% of the Company’s total assets and total liabilities, respectively.
(5)

Represents the fair value of assets prior to deducting estimated selling costs that were carried on the consolidated balance sheet as of September 30, 2013, and for which a fair value measurement was recorded during the period.

(6)

Goodwill allocated to the market making reporting unit with a carrying amount of $142.4 million was written down to zero during the nine months ended September 30, 2013 and categorized in Level 3 of the fair value hierarchy.

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

The following table presents the losses associated with the assets measured at fair value on a nonrecurring basis during the three and nine months ended September 30, 2013 and 2012 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
One- to four-family	$10,107	$32,465	$34,480	$167,220
Home equity	10,736	70,999	46,785	265,764

Total losses on loans receivable measured at fair value	$20,843	$103,464	$81,265	$432,984

(Gains) losses on REO measured at fair value	$(1,925)	$3,016	$(166)	$11,033
Losses on goodwill measured at fair value	$—	$—	$142,423	$—

Transfers Between Levels 1 and 2

For assets and liabilities measured at fair value on a recurring basis, the Company’s transfers between levels of the fair value hierarchy are deemed to have occurred at the beginning of the reporting period on a quarterly basis. The Company’s transfers of securities owned and securities sold, not yet purchased between Level 1 and 2 are generally driven by trading activities of those securities during the period. The Company had no material transfers between Level 1 and 2 during the three and nine months ended September 30, 2013 and 2012.

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

The following tables present additional information about Level 3 assets and liabilities measured at fair value on a recurring basis for the three and nine months ended September 30, 2013 and 2012 (dollars in thousands):

Available-for-sale Securities
Non-agency CMOs
Opening balance, July 1, 2013	$13,793
Losses recognized in earnings(1)	(586)
Net gains recognized in other comprehensive income(2)	1,401
Settlements	(596)

Closing balance, September 30, 2013	$14,012

(1)	Losses recognized in earnings were related to instruments held at September 30, 2013 and are reported in the net impairment line item.
(2)	Net gains recognized in other comprehensive income are reported in the net change from available-for-sale securities line item.

Available-for-sale Securities
Non-agency CMOs
Opening balance, July 1, 2012	$90,594
Losses recognized in earnings(1)	(2,318)
Net gains recognized in other comprehensive income(2)	7,773
Settlements	(11,965)
Transfer in to Level 3(3)(4)	89,357
Transfer out of Level 3(3)(5)	(31,292)

Closing balance, September 30, 2012	$142,149

(1)	Losses recognized in earnings were related to instruments held at September 30, 2012 and are reported in the net impairment line item.
(2)	Net gains recognized in other comprehensive income are reported in the net change from available-for-sale securities line item.
(3)	The Company’s transfers in and out of Level 3 are as of the beginning of the reporting period on a quarterly basis.
(4)	Non-agency CMOs transferred in to Level 3 due to a lack of observable market data, resulting from a decrease in market activity for the securities.
(5)	Non-agency CMOs transferred out of Level 3 because observable market data became available for those securities.

Available-for-sale Securities
Non-agency CMOs
Opening balance, January 1, 2013	$49,495
Losses recognized in earnings(1)	(2,331)
Net gains recognized in other comprehensive income(2)	4,160
Sales	(34,949)
Settlements	(2,363)

Closing balance, September 30, 2013	$14,012

(1)	Losses recognized in earnings were related to instruments held at September 30, 2013 and are reported in the net impairment line item.
(2)	Net gains recognized in other comprehensive income are reported in the net change from available-for-sale securities line item.

Available-for-sale Securities
Non-agency CMOs
Opening balance, January 1, 2012	$97,106
Losses recognized in earnings(1)	(8,920)
Net gains recognized in other comprehensive income(2)	12,217
Settlements	(19,246)
Transfers in to Level 3(3)(4)	177,244
Transfers out of Level 3(3)(5)	(116,252)

Closing balance, September 30, 2012	$142,149

(1)	Losses recognized in earnings were related to instruments held at September 30, 2012 and are reported in the net impairment line item.
(2)	Net gains recognized in other comprehensive income are reported in the net change from available-for-sale securities line item.
(3)	The Company’s transfers in and out of Level 3 are as of the beginning of the reporting period on a quarterly basis.
(4)	Non-agency CMOs transferred in to Level 3 due to a lack of observable market data, resulting from a decrease in market activity for the securities.
(5)	Non-agency CMOs transferred out of Level 3 because observable market data became available for those securities.

The Company’s transfers of certain non-agency CMOs in and out of Level 3 are generally driven by changes in price transparency for the securities. Financial instruments for which actively quoted prices or pricing parameters are available will have a higher degree of price transparency than financial instruments that are thinly traded or not quoted. As of September 30, 2013, less than 1% of the Company’s total assets and none of its total liabilities represented instruments measured at fair value on a recurring basis categorized as Level 3.

Fair Value of Financial Instruments Not Carried at Fair Value

The following table summarizes the carrying values, fair values and fair value hierarchy level classification of financial instruments that are not carried at fair value on the consolidated balance sheet at September 30, 2013 and December 31, 2012 (dollars in thousands):

	September 30, 2013
	Carrying Value	Level 1	Level 2		Level 3	Total Fair Value
Assets
Cash and equivalents	$1,796,181	$1,796,181		$—	$—	$1,796,181
Cash required to be segregated under federal or other regulations	$738,221	$738,221		$—	$—	$738,221
Held-to-maturity securities:
Agency mortgage-backed securities and CMOs	$8,255,442	$—		$8,285,373	$—	$8,285,373
Agency debentures	163,448	—		168,290	—	168,290
Agency debt securities	1,525,263	—		1,523,710	—	1,523,710

Total held-to-maturity securities	$9,944,153	$—		$9,977,373	$—	$9,977,373

Margin receivables	$6,188,708	$—		$6,188,708	$—	$6,188,708
Loans receivable, net:
One- to four-family	$4,619,656	$—		$—	$3,903,292	$3,903,292
Home equity	3,324,010	—		—	3,006,621	3,006,621
Consumer and other	620,948	—		—	635,279	635,279

Total loans receivable, net(1)	$8,564,614	$—		$—	$7,545,192	$7,545,192

Investment in FHLB stock	$61,400	$—	$		$61,400	$61,400
Liabilities
Deposits	$25,869,797	$—		$25,870,010	$—	$25,870,010
Securities sold under agreement to repurchase	$4,449,665	$—		$4,480,874	$—	$4,480,874
Customer payables	$5,830,257	$—		$5,830,257	$—	$5,830,257
FHLB advances and other borrowings	$1,285,011	$—		$935,296	$210,733	$1,146,029
Corporate debt	$1,767,749	$—		$1,903,587	$—	$1,903,587

(1)	The carrying value of loans receivable, net includes the allowance for loan losses of $458.9 million and loans that are valued at fair value on a nonrecurring basis as of September 30, 2013.

	December 31, 2012
	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash and equivalents	$2,761,494	$2,761,494	$—	$—	$2,761,494
Cash required to be segregated under federal or other regulations	$376,898	$376,898	$—	$—	$376,898
Held-to-maturity securities:
Agency mortgage-backed securities and CMOs	$7,887,555	$—	$8,182,064	$—	$8,182,064
Agency debentures	163,434	—	169,769	—	169,769
Agency debt securities	1,488,959	—	1,558,663	—	1,558,663

Total held-to-maturity securities	$9,539,948	$—	$9,910,496	$—	$9,910,496

Margin receivables	$5,804,041	$—	$5,804,041	$—	$5,804,041
Loans receivable, net:
One- to four-family	$5,281,702	$—	$—	$4,561,821	$4,561,821
Home equity	4,002,486	—	—	3,551,357	3,551,357
Consumer and other	814,535	—	—	838,721	838,721

Total loans receivable, net(1)	$10,098,723	$—	$—	$8,951,899	$8,951,899

Investment in FHLB stock	$67,400	$—	$—	$67,400	$67,400
Liabilities
Deposits	$28,392,552	$—	$28,394,400	$—	$28,394,400
Securities sold under agreement to repurchase	$4,454,661	$—	$4,493,463	$—	$4,493,463
Customer payables	$4,964,922	$—	$4,964,922	$—	$4,964,922
FHLB advances and other borrowings	$1,260,916	$—	$926,750	$196,765	$1,123,515
Corporate debt	$1,764,982	$—	$1,837,736	$—	$1,837,736

(1)	The carrying value of loans receivable, net includes the allowance for loan loss of $480.7 million and loans that are valued at fair value on a nonrecurring basis as of December 31, 2012.

The fair value measurement techniques for financial instruments not carried at fair value on the consolidated balance sheet at September 30, 2013 and December 31, 2012 are summarized as follows:

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

NOTE 5—AVAILABLE-FOR-SALE AND HELD-TO-MATURITY SECURITIES

The amortized cost and fair value of available-for-sale and held-to-maturity securities at September 30, 2013 and December 31, 2012 are shown in the following tables (dollars in thousands):

	Amortized Cost	Gross Unrealized / Unrecognized Gains	Gross Unrealized / Unrecognized Losses	Fair Value
September 30, 2013:
Available-for-sale securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$12,380,442	$90,647	$(248,533)	$12,222,556
Non-agency CMOs	18,579	1,580	(6,147)	14,012

Total residential mortgage-backed securities	12,399,021	92,227	(254,680)	12,236,568

Investment securities:
Agency debentures	358,392	—	(40,038)	318,354
Agency debt securities	660,917	19,205	(4,591)	675,531
Municipal bonds	49,639	—	(3,089)	46,550
Corporate bonds	5,479	—	(1,024)	4,455

Total investment securities	1,074,427	19,205	(48,742)	1,044,890

Total available-for-sale securities	$13,473,448	$111,432	$(303,422)	$13,281,458

Held-to-maturity securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$8,255,442	$130,073	$(100,142)	$8,285,373
Investment securities:
Agency debentures	163,448	4,842	—	168,290
Agency debt securities	1,525,263	20,350	(21,903)	1,523,710

Total investment securities	1,688,711	25,192	(21,903)	1,692,000

Total held-to-maturity securities	$9,944,153	$155,265	$(122,045)	$9,977,373

	Amortized Cost	Gross Unrealized / Unrecognized Gains	Gross Unrealized / Unrecognized Losses	Fair Value
December 31, 2012:
Available-for-sale securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$11,881,185	$232,905	$(16,792)	$12,097,298
Non-agency CMOs	260,064	4,362	(29,263)	235,163

Total residential mortgage-backed securities	12,141,249	237,267	(46,055)	12,332,461

Investment securities:
Agency debentures	515,990	12,434	(428)	527,996
Agency debt securities	525,408	21,354	—	546,762
Municipal bonds	30,235	1,111	—	31,346
Corporate bonds	5,478	—	(1,023)	4,455

Total investment securities	1,077,111	34,899	(1,451)	1,110,559

Total available-for-sale securities	$13,218,360	$272,166	$(47,506)	$13,443,020

Held-to-maturity securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$7,887,555	$301,686	$(7,177)	$8,182,064
Investment securities:
Agency debentures	163,434	6,335	—	169,769
Agency debt securities	1,488,959	69,705	(1)	1,558,663

Total investment securities	1,652,393	76,040	(1)	1,728,432

Total held-to-maturity securities	$9,539,948	$377,726	$(7,178)	$9,910,496

Contractual Maturities

The contractual maturities of all available-for-sale and held-to-maturity debt securities at September 30, 2013 are shown below (dollars in thousands):

	Amortized Cost	Fair Value
Available-for-sale securities:
Due within one year	$1,788	$1,794
Due within one to five years	61,324	62,567
Due within five to ten years	1,380,016	1,362,186
Due after ten years	12,030,320	11,854,911

Total available-for-sale securities	$13,473,448	$13,281,458

Held-to-maturity securities:
Due within one year	$55	$55
Due within one to five years	685,762	715,461
Due within five to ten years	2,576,559	2,612,245
Due after ten years	6,681,777	6,649,612

Total held-to-maturity securities	$9,944,153	$9,977,373

The Company pledged $2.2 billion and $2.8 billion at September 30, 2013 and December 31, 2012, respectively, of available-for-sale securities and $3.2 billion and $2.9 billion at September 30, 2013 and December 31, 2012, respectively, of held-to-maturity securities as collateral for repurchase agreements, derivatives and other purposes.

Investments with Unrecognized or Unrealized Losses

The following tables show the fair value and unrealized or unrecognized losses on available-for-sale and held-to-maturity securities, aggregated by investment category, and the length of time that individual securities have been in a continuous unrealized or unrecognized loss position at September 30, 2013 and December 31, 2012 (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized / Unrecognized Losses	Fair Value	Unrealized / Unrecognized Losses	Fair Value	Unrealized / Unrecognized Losses
September 30, 2013:
Available-for-sale securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$5,634,999	$(240,105)	$556,432	$(8,428)	$6,191,431	$(248,533)
Non-agency CMOs	—	—	11,811	(6,147)	11,811	(6,147)
Investment securities:
Agency debentures	318,355	(40,038)	—	—	318,355	(40,038)
Agency debt securities	167,591	(4,591)	—	—	167,591	(4,591)
Municipal bonds	46,549	(3,089)	—	—	46,549	(3,089)
Corporate bonds	—	—	4,455	(1,024)	4,455	(1,024)

Total temporarily impaired available-for-sale securities	$6,167,494	$(287,823)	$572,698	$(15,599)	$6,740,192	$(303,422)

Held-to-maturity securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$3,557,145	$(97,546)	$134,198	$(2,596)	$3,691,343	$(100,142)
Agency debt securities	942,536	(21,903)	—	—	942,536	(21,903)

Total temporarily impaired held-to-maturity securities	$4,499,681	$(119,449)	$134,198	$(2,596)	$4,633,879	$(122,045)

December 31, 2012:
Available-for-sale securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$2,588,947	$(16,680)	$16,337	$(112)	$2,605,284	$(16,792)
Non-agency CMOs	—	—	198,635	(29,263)	198,635	(29,263)
Investment securities:
Agency debentures	62,786	(428)	—	—	62,786	(428)
Corporate bonds	—	—	4,455	(1,023)	4,455	(1,023)

Total temporarily impaired available-for-sale securities	$2,651,733	$(17,108)	$219,427	$(30,398)	$2,871,160	$(47,506)

Held-to-maturity securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$1,240,008	$(6,937)	$2,427	$(240)	$1,242,435	$(7,177)
Agency debt securities	84	(1)	—	—	84	(1)

Total temporarily impaired held-to-maturity securities	$1,240,092	$(6,938)	$2,427	$(240)	$1,242,519	$(7,178)

The Company does not believe that any individual unrealized loss in the available-for-sale or unrecognized loss in the held-to-maturity portfolio as of September 30, 2013 represents a credit loss. The credit loss component is the difference between the security’s amortized cost basis and the present value of its expected future cash flows, and is recognized in earnings. The noncredit loss component is the difference between the present value of its expected future cash flows and the fair value and is recognized through other comprehensive income (loss). The Company assessed whether it intends to sell, or whether it is more likely than not that the Company will be required to sell a security before recovery of its amortized cost basis. For debt securities that are considered other-than-temporarily impaired and that the Company does not intend to sell as of the balance sheet date and will not be required to sell prior to recovery of its amortized cost basis, the Company determines the amount of the impairment that is related to credit and the amount due to all other factors.

The majority of the unrealized or unrecognized losses on mortgage-backed securities are attributable to changes in interest rates and a re-pricing of risk in the market. Agency mortgage-backed securities and CMOs, agency debentures and agency debt securities are guaranteed by U.S. government sponsored and federal agencies. Municipal bonds and corporate bonds are evaluated by reviewing the credit-worthiness of the issuer and general market conditions. The Company does not intend to sell the securities in an unrealized or unrecognized loss position as of the balance sheet date and it is not more likely than not that the Company will be required to sell the debt securities before the anticipated recovery of its remaining amortized cost of the securities in an unrealized or unrecognized loss position at September 30, 2013.

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

Within the securities portfolio, the highest concentration of credit risk is the non-agency CMO portfolio. As of September 30, 2013, the Company held approximately $18.6 million in amortized cost of non-agency CMO securities that had been other-than-temporarily impaired as a result of deterioration in the expected credit performance of the underlying loans in the securities. The following table presents a summary of the significant inputs considered for securities that were other-than-temporarily impaired as of September 30, 2013:

	September 30, 2013
	Weighted Average	Range
Default rate(1)	4%	2% - 5%
Loss severity	48%	45% - 50%
Prepayment rate	8%	4% - 10%

(1)	Represents the expected default rate for the next twelve months.

The following table presents a roll forward for the three and nine months ended September 30, 2013 and 2012 of the credit loss component on debt securities held by the Company that had a noncredit loss recognized in other comprehensive income (loss) and had a credit loss recognized in earnings (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Credit loss balance, beginning of period	$165,074	$211,746	$186,722	$202,945
Additions:
Subsequent credit impairment	586	2,395	2,331	11,196
Securities sold	—	(12,954)	(23,393)	(12,954)

Credit loss balance, end of period(1)	$165,660	$201,187	$165,660	$201,187

(1)

The credit loss balance at September 30, 2013 included $120.8 million of credit losses associated with debt securities that have been factored to zero, but the Company still holds legal title to these securities until maturity or until they are sold.

The following table shows the components of net impairment for the three and nine months ended September 30, 2013 and 2012 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Other-than-temporary impairment (“OTTI”)	$—	$(2,052)	$(632)	$(16,113)
Less: noncredit portion of OTTI recognized into (out of) other comprehensive income (loss) (before tax)	(586)	(343)	(1,699)	4,917

Net impairment	$(586)	$(2,395)	$(2,331)	$(11,196)

Gains on Loans and Securities, Net

The detailed components of the gains on loans and securities, net line item on the consolidated statement of income (loss) for the three and nine months ended September 30, 2013 and 2012 are as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Gains (losses) on loans, net	$(554)	$217	$(842)	$379
Gains on securities, net
Gains on available-for-sale securities	15,699	82,049	57,779	150,067
Losses on available-for-sale securities	—	(2,002)	(8,401)	(4,984)
Losses on trading securities, net	—	(3)	(1)	(111)
Hedge ineffectiveness	(2,932)	(1,284)	419	(6,783)

Gains on securities, net	12,767	78,760	49,796	138,189

Gains on loans and securities, net	$12,213	$78,977	$48,954	$138,568

During the first quarter of 2013, the Company sold $230.5 million in amortized cost of its available-for-sale non-agency CMOs for proceeds of approximately $227 million, which resulted in a pre-tax net loss of $3.8 million.

NOTE 6—LOANS RECEIVABLE, NET

Loans receivable, net at September 30, 2013 and December 31, 2012 are summarized as follows (dollars in thousands):

	September 30, 2013	December 31, 2012

One- to four-family	$4,712,967	$5,442,174
Home equity	3,619,054	4,223,461
Consumer and other	641,070	844,942

Total loans receivable	8,973,091	10,510,577
Unamortized premiums, net	50,444	68,897
Allowance for loan losses	(458,921)	(480,751)

Total loans receivable, net	$8,564,614	$10,098,723

At September 30, 2013, we pledged $7.1 billion and $0.6 billion of loans as collateral to the FHLB and Federal Reserve Bank, respectively. At December 31, 2012, we pledged $8.2 billion and $0.8 billion of loans as collateral to the FHLB and Federal Reserve Bank, respectively. Additionally, the Company’s entire loans receivable portfolio was serviced by other companies at September 30, 2013 and December 31, 2012.

The following table represents the breakdown of the total recorded investment in loans receivable and allowance for loan losses by loans that have been collectively evaluated for impairment and those that have been individually evaluated for impairment at September 30, 2013 and December 31, 2012 (dollars in thousands):

	Recorded Investment		Allowance for Loan Losses
	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Loans collectively evaluated for impairment	$7,574,404	$9,073,326	$323,582	$309,377
Loans individually evaluated for impairment (TDRs)	1,449,131	1,506,148	135,339	171,374

Total loans evaluated for impairment	$9,023,535	$10,579,474	$458,921	$480,751

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

The home equity loan portfolio is primarily second lien loans on residential real estate properties, which have a higher level of credit risk than first lien mortgage loans. Approximately 15% of the home equity portfolio was in the first lien position as of September 30, 2013. The Company holds both the first and second lien positions in less than 1% of the home equity loan portfolio. The home equity loan portfolio consists of approximately 21% of home equity installment loans and approximately 79% of home equity lines of credit.

Home equity installment loans are primarily fixed rate and fixed term, fully amortizing loans that do not offer the option of an interest-only payment. The majority of home equity lines of credit convert to amortizing loans at the end of the draw period, which typically ranges from five to ten years. Approximately 9% of this portfolio will require the borrowers to repay the loan in full at the end of the draw period. At September 30, 2013, the majority of the home equity line of credit portfolio had not converted from the interest-only draw period and approximately 80% of this portfolio will not begin amortizing until after 2014. The following table outlines when home equity lines of credit convert to amortizing for the home equity line of credit portfolio as of September 30, 2013:

Period of Conversion to Amortizing Loan	% of Home Equity Line of Credit Portfolio
Already amortizing	11%
Through December 31, 2013	1%
Year ending December 31, 2014	8%
Year ending December 31, 2015	26%
Year ending December 31, 2016	41%
Year ending December 31, 2017	13%

The following tables show the distribution of the Company’s mortgage loan portfolios by credit quality indicator at September 30, 2013 and December 31, 2012 (dollars in thousands):

	One- to Four-Family		Home Equity
Current LTV/CLTV(1)	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
<=80%	$1,828,433	$1,324,167	$1,080,769	$927,559
80%-100%	1,375,035	1,404,415	861,282	776,199
100%-120%	853,381	1,231,448	789,749	932,033
>120%	656,118	1,482,144	887,254	1,587,670

Total mortgage loans receivable	$4,712,967	$5,442,174	$3,619,054	$4,223,461

Average estimated current LTV/CLTV(2)	93.8%	108.1%	101.7%	113.8%
Average LTV/CLTV at loan origination(3)	71.4%	71.2%	79.6%	79.4%

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

(3)	Average LTV/CLTV at loan origination calculations are based on LTV/CLTV at time of purchase for one- to four-family purchased loans and undrawn balances for home equity loans.

	One- to Four-Family		Home Equity
Documentation Type	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Full documentation	$1,956,226	$2,317,933	$1,851,566	$2,166,554
Low/no documentation	2,756,741	3,124,241	1,767,488	2,056,907

Total mortgage loans receivable	$4,712,967	$5,442,174	$3,619,054	$4,223,461

	One- to Four-Family		Home Equity
Current FICO(1)	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
>=720	$2,370,515	$2,819,541	$1,896,798	$2,238,296
719 - 700	457,204	498,057	363,215	417,926
699 - 680	377,330	425,474	302,906	345,771
679 - 660	296,568	347,219	245,126	279,765
659 - 620	443,438	494,021	328,278	370,282
<620	767,912	857,862	482,731	571,421

Total mortgage loans receivable	$4,712,967	$5,442,174	$3,619,054	$4,223,461

(1)

FICO scores are updated on a quarterly basis; however, as of September 30, 2013 and December 31, 2012, there were some loans for which the updated FICO scores were not available. The current FICO distribution as of September 30, 2013 included original FICO scores for approximately $101 million and $10 million of one- to four-family and home equity loans, respectively. The current FICO distribution as of December 31, 2012 included original FICO scores for approximately $121 million and $20 million of one- to four-family and home equity loans, respectively.

	One- to Four-Family		Home Equity
Vintage Year	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
2003 and prior	$153,797	$190,407	$166,956	$218,182
2004	448,991	514,283	293,875	359,737
2005	918,997	1,095,047	970,099	1,131,341
2006	1,865,445	2,123,395	1,702,268	1,962,946
2007	1,323,440	1,515,020	477,296	542,203
2008	2,297	4,022	8,560	9,052

Total mortgage loans receivable	$4,712,967	$5,442,174	$3,619,054	$4,223,461

Average age of mortgage loans receivable (years)	7.4	6.7	7.6	6.9

	One- to Four-Family		Home Equity
Geographic Location	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
California	$2,234,379	$2,568,709	$1,136,459	$1,333,317
New York	320,454	386,380	270,845	313,148
Florida	317,160	368,319	259,053	298,860
Virginia	212,384	235,019	164,693	192,143
Other states	1,628,590	1,883,747	1,788,004	2,085,993

Total mortgage loans receivable	$4,712,967	$5,442,174	$3,619,054	$4,223,461

Delinquent Loans

The following table shows total loans receivable by delinquency category as of September 30, 2013 and December 31, 2012 (dollars in thousands):

	Current	30-89 Days Delinquent	90-179 Days Delinquent	180+ Days Delinquent	Total
September 30, 2013
One- to four-family	$4,205,950	$196,485	$71,050	$239,482	$4,712,967
Home equity	3,473,294	69,494	38,464	37,802	3,619,054
Consumer and other	626,424	12,128	2,518	—	641,070

Total loans receivable	$8,305,668	$278,107	$112,032	$277,284	$8,973,091

December 31, 2012
One- to four-family	$4,834,915	$233,796	$94,652	$278,811	$5,442,174
Home equity	4,028,936	89,347	64,239	40,939	4,223,461
Consumer and other	819,468	19,101	6,178	195	844,942

Total loans receivable	$9,683,319	$342,244	$165,069	$319,945	$10,510,577

Nonperforming Loans

The Company classifies loans as nonperforming when they are no longer accruing interest. Nonaccrual loans include loans that are 90 days and greater past due, TDRs that are on nonaccrual status for all classes of loans and certain junior liens that have a delinquent senior lien. As of September 30, 2013, the Company had nonaccrual loans of $547.3 million, $180.3 million and $2.5 million for one- to four-family, home equity and consumer and other loans, respectively. As of December 31, 2012, the Company had nonaccrual loans of $639.1 million, $247.5 million and $6.4 million for one- to four-family, home equity and consumer and other loans, respectively.

Allowance for Loan Losses

The following table provides a roll forward by loan portfolio of the allowance for loan losses for the three and nine months ended September 30, 2013 and 2012 (dollars in thousands):

	Three Months Ended September 30, 2013
	One- to Four-Family	Home Equity	Consumer and Other	Total
Allowance for loan losses, beginning of period	$143,569	$279,037	$28,340	$450,946
Provision for loan losses	(23,748)	59,927	1,220	37,399
Charge-offs	(6,700)	(29,601)	(5,647)	(41,948)
Recoveries	—	9,715	2,809	12,524

Charge-offs, net	(6,700)	(19,886)	(2,838)	(29,424)

Allowance for loan losses, end of period	$113,121	$319,078	$26,722	$458,921

	Three Months Ended September 30, 2012
	One- to Four-Family	Home Equity	Consumer and Other	Total
Allowance for loan losses, beginning of period	$215,934	$266,883	$42,939	$525,756
Provision for loan losses	24,702	105,022	11,295	141,019
Charge-offs	(34,236)	(120,337)	(17,074)	(171,647)
Recoveries	—	9,321	3,833	13,154

Charge-offs, net	(34,236)	(111,016)	(13,241)	(158,493)

Allowance for loan losses, end of period	$206,400	$260,889	$40,993	$508,282

	Nine Months Ended September 30, 2013
	One- to Four-Family	Home Equity	Consumer and Other	Total
Allowance for loan losses, beginning of period	$183,937	$257,333	$39,481	$480,751
Provision for loan losses	(48,576)	168,465	6,309	126,198
Charge-offs	(36,740)	(132,939)	(28,448)	(198,127)
Recoveries	14,500	26,219	9,380	50,099

Charge-offs, net	(22,240)	(106,720)	(19,068)	(148,028)

Allowance for loan losses, end of period	$113,121	$319,078	$26,722	$458,921

	Nine Months Ended September 30, 2012
	One- to Four-Family	Home Equity	Consumer and Other	Total
Allowance for loan losses, beginning of period	$314,187	$463,288	$45,341	$822,816
Provision for loan losses	40,816	213,049	26,362	280,227
Charge-offs	(157,869)	(445,458)	(40,310)	(643,637)
Recoveries	9,266	30,010	9,600	48,876

Charge-offs, net	(148,603)	(415,448)	(30,710)	(594,761)

Allowance for loan losses, end of period	$206,400	$260,889	$40,993	$508,282

During the nine months ended September 30, 2013, the allowance for loan losses decreased by $21.8 million from $480.7 million at December 31, 2012. During the three and nine months ended September 30, 2013, the Company evaluated and refined its default assumptions related to a subset of the home equity line of credit portfolio that will require borrowers to repay the loan in full at the end of the draw period, commonly referred to as “balloon loans”. These loans were approximately $250 million of the home equity line of credit portfolio at September 30, 2013. The Company evaluated the significant burden a balloon payment may place on a borrower with a low FICO score and high CLTV ratio, and examined those loans within the balloon portfolio. The Company refined its expectations and estimates around the time period that it might take for these borrowers’ equity positions in their collateral to appreciate in order to allow for possible refinance of the balloon loan at maturity. As a result of this evaluation, the Company increased its default assumptions and extended the period of management’s forecasted loan losses captured within the general allowance to include the total probable loss on this subset of balloon loans. The overall impact of these enhancements drove the majority of provision for loan losses during the three and nine months ended September 30, 2013.

The general allowance for loan losses also included a qualitative component to account for a variety of factors that are not directly considered in the quantitative loss model but are factors the Company believes may impact the level of credit losses. The qualitative component was $52 million and $44 million at September 30, 2013 and December 31, 2012, respectively.

During the nine months ended September 30, 2013 and 2012, the Company agreed to settlements with three third party mortgage originators specific to loans sold to the Company by those originators. One-time payments were agreed upon to satisfy in full all pending and future repurchase requests with these specific originators. The Company applied the full amount of the payments of $12.5 million and $11.2 million for the nine months ended September 30, 2013 and 2012, respectively, as recoveries to the allowance for loan losses, resulting in a corresponding reduction to net charge-offs as well as provision for loan losses.

During the first quarter of 2012, the Company completed an evaluation of certain programs and practices that were designed in accordance with guidance from the Company’s former regulator, the OTS. The evaluation was initiated in connection with the Company’s transition from the OTS to the OCC, its new primary banking regulator. As a result of the evaluation, loan modification policies and procedures were aligned with the guidance from the OCC. The review resulted in a significant increase in charge-offs during the first quarter of 2012. The majority of the losses associated with charge-offs were previously reflected in the specific valuation allowance and qualitative component of the general allowance for loan losses.

The Company utilizes third party loan servicers to obtain bankruptcy data on its borrowers and during the third quarter of 2012, the Company identified an increase in bankruptcies reported by one specific servicer. In researching this increase, it was discovered that the servicer had not been reporting historical bankruptcy data on a timely basis. As a result, the Company implemented an enhanced procedure around all servicer reporting to corroborate bankruptcy reporting with independent third party data. Through this additional process, approximately $90 million of loans were identified in which servicers failed to report the bankruptcy filing to the Company. As a result, these loans were written down to the estimated current value of the underlying property less estimated selling costs, or approximately $40 million, during the third quarter of 2012. These newly identified bankruptcy filings resulted in an increase to net charge-offs and provision for loan losses of $50 million for the three months ended September 30, 2012, with approximately 80% related to prior years.

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

The unpaid principal balance in one- to four-family TDRs was $1.2 billion at both September 30, 2013 and December 31, 2012. For home equity loans, the recorded investment in TDRs represents the unpaid principal balance. As of September 30, 2013 the Company had $196.0 million recorded investment of TDRs that had been charged-off due to bankruptcy notification, $106.2 million of which were classified as performing. As of December 31, 2012 the Company had $216.6 million recorded investment of TDRs that had been charged-off due to bankruptcy notification, $119.2 million of which were classified as performing.

The following table shows a summary of the Company’s recorded investment in TDRs that were on accrual and nonaccrual status, in addition to the recorded investment of TDRs as of September 30, 2013 and December 31, 2012 (dollars in thousands):

		Nonaccrual TDRs
	Accrual TDRs(1)	Current(2)	30-89 Days Delinquent	90+ Days Delinquent	Recorded Investment in TDRs
September 30, 2013
One- to four-family	$785,110	$135,490	$101,262	$174,445	$1,196,307
Home equity	181,870	28,115	14,768	28,071	252,824

Total	$966,980	$163,605	$116,030	$202,516	$1,449,131

December 31, 2012
One- to four-family	$785,199	$142,373	$118,834	$182,719	$1,229,125
Home equity	196,199	35,750	17,634	27,440	277,023

Total	$981,398	$178,123	$136,468	$210,159	$1,506,148

(1)	Represents TDRs that are current and have made six or more consecutive payments.
(2)	Represents TDRs that are current but have not yet made six consecutive payments and certain junior lien TDRs that have a delinquent senior lien.

The following table shows the average recorded investment and interest income recognized both on a cash and accrual basis for the Company’s TDRs during the three and nine months ended September 30, 2013 and 2012 (dollars in thousands):

	Average Recorded Investment		Interest Income Recognized
	Three Months Ended September 30,		Three Months Ended September 30,
	2013	2012	2013	2012
One- to four-family	$1,203,622	$1,067,178	$8,425	$6,867
Home equity	255,899	259,608	4,857	2,778

Total	$1,459,521	$1,326,786	$13,282	$9,645

	Average Recorded Investment		Interest Income Recognized
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
One- to four-family	$1,211,935	$1,031,729	$25,092	$23,288
Home equity	266,748	311,785	15,011	8,224

Total	$1,478,683	$1,343,514	$40,103	$31,512

Included in the allowance for loan losses was a specific valuation allowance of $135.4 million and $171.4 million that was established for TDRs at September 30, 2013 and December 31, 2012, respectively. The specific allowance for these individually impaired loans represents the forecasted losses over the estimated remaining life of the loan, including the economic concession to the borrower. The following table shows detailed information related to the Company’s loans that were modified in a TDR as of September 30, 2013 and December 31, 2012 (dollars in thousands):

	September 30, 2013			December 31, 2012
	Recorded Investment in TDRs	Specific Valuation Allowance	Net Investment in TDRs	Recorded Investment in TDRs	Specific Valuation Allowance	Net Investment in TDRs
With a recorded allowance:
One- to four-family	$424,311	$67,764	$356,547	$503,557	$89,684	$413,873
Home equity	$149,671	$67,575	$82,096	$185,133	$81,690	$103,443
Without a recorded allowance:(1)
One- to four-family	$771,996	$—	$771,996	$725,568	$—	$725,568
Home equity	$103,153	$—	$103,153	$91,890	$—	$91,890
Total:
One- to four-family	$1,196,307	$67,764	$1,128,543	$1,229,125	$89,684	$1,139,441
Home equity	$252,824	$67,575	$185,249	$277,023	$81,690	$195,333

(1)	Represents loans where the discounted cash flow analysis or collateral value is equal to or exceeds the recorded investment in the loan.

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

The vast majority of the Company’s TDR loan modifications include an interest rate reduction in combination with another type of concession. The Company prioritizes the interest rate reduction modifications in combination with the following modification categories: principal forgiven, principal deferred and re-age/extension/capitalization of accrued interest. Each class is mutually exclusive in that if a modification had an interest rate reduction with principal forgiven and an extension, the modification would only be presented in the principal forgiven column in the table below. The following tables provide the number of loans, post-modification balances immediately after being modified by major class, and the financial impact of modifications during the three and nine months ended September 30, 2013 and 2012 (dollars in thousands):

	Three Months Ended September 30, 2013
		Interest Rate Reduction
	Number of Loans	Principal Forgiven	Principal Deferred	Re-age/ Extension/ Interest Capitalization	Other with Interest Rate Reduction	Other	Total
One- to four-family	94	$4,345	$1,453	$19,917	$2,749	$5,244	$33,708
Home equity	48	—	—	2,304	783	1,154	4,241

Total	142	$4,345	$1,453	$22,221	$3,532	$6,398	$37,949

	Three Months Ended September 30, 2012
		Interest Rate Reduction
	Number of Loans	Principal Forgiven	Principal Deferred	Re-age/ Extension/ Interest Capitalization	Other with Interest Rate Reduction	Other	Total
One- to four-family	148	$13,448	$5,706	$28,677	$2,579	$5,142	$55,552
Home equity	83	276	82	982	4,535	2,135	8,010

Total	231	$13,724	$5,788	$29,659	$7,114	$7,277	$63,562

	Nine Months Ended September 30, 2013
		Interest Rate Reduction
	Number of Loans	Principal Forgiven	Principal Deferred	Re-age/ Extension/ Interest Capitalization	Other with Interest Rate Reduction	Other	Total
One- to four-family	269	$16,240	$4,641	$61,827	$4,362	$13,668	$100,738
Home equity	200	—	—	5,184	7,012	5,381	17,577

Total	469	$16,240	$4,641	$67,011	$11,374	$19,049	$118,315

	Nine Months Ended September 30, 2012
		Interest Rate Reduction
	Number of Loans	Principal Forgiven	Principal Deferred	Re-age/ Extension/ Interest Capitalization	Other with Interest Rate Reduction	Other	Total
One- to four-family	528	$41,936	$32,535	$119,088	$7,793	$16,958	$218,310
Home equity	488	276	82	4,667	35,005	4,056	44,086

Total	1,016	$42,212	$32,617	$123,755	$42,798	$21,014	$262,396

	Three Months Ended September 30,
	2013			2012
	Principal Forgiven	Pre-TDR Weighted Average Interest Rate	Post-TDR Weighted Average Interest Rate	Principal Forgiven	Pre-TDR Weighted Average Interest Rate	Post-TDR Weighted Average Interest Rate
One- to four-family	$1,532	5.1%	2.3%	$4,841	5.7%	2.2%
Home equity	—	5.0%	2.4%	88	4.5%	1.6%

Total	$1,532			$4,929

	Nine Months Ended September 30,
	2013			2012
	Principal Forgiven	Pre-TDR Weighted Average Interest Rate	Post-TDR Weighted Average Interest Rate	Principal Forgiven	Pre-TDR Weighted Average Interest Rate	Post-TDR Weighted Average Interest Rate
One- to four-family	$5,921	5.2%	2.3%	$12,818	5.9%	2.4%
Home equity	—	4.5%	1.9%	96	4.4%	1.6%

Total	$5,921			$12,914

The Company considers modifications that become 30 days past due to have experienced a payment default. The following table shows the recorded investment of modifications at September 30, 2013 and 2012 that experienced a payment default within 12 months after the modification for the three and nine months ended September 30, 2013 and 2012 (dollars in thousands):

	Three Months Ended September 30, 2013		Nine Months Ended September 30, 2013
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
One- to four-family(1)	38	$14,544	111	$42,589
Home equity(2)	20	580	56	2,151

Total	58	$15,124	167	$44,740

	Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
One- to four-family(1)	62	$22,741	208	$80,226
Home equity(2)	79	3,165	305	14,968

Total	141	$25,906	513	$95,194

(1)

As of the three and nine months ended September 30, 2013, respectively, $4.4 million and $12.4 million of the recorded investment in one- to four-family loans that had a payment default in the trailing 12 months were classified as current, compared to $6.4 million and $20.6 million as of the three and nine months ended September 30, 2012, respectively.

(2)

As of the three and nine months ended September 30, 2013, respectively, less than $0.1 million and $0.6 million of the recorded investment in home equity loans that had a payment default in the trailing 12 months were classified as current, compared to $2.6 million and $15.2 million as of the three and nine months ended September 30, 2012, respectively.

The delinquency status is the primary measure the Company uses to evaluate the performance of TDR loan modifications. The following table shows the TDR loan modifications by delinquency category as of September 30, 2013 and December 31, 2012 (dollars in thousands):

	Modifications Current	Modifications 30-89 Days Delinquent	Modifications 90-179 Days Delinquent	Modifications 180+ Days Delinquent	Recorded Investment in Modifications
September 30, 2013
One- to four-family	$833,917	$92,743	$40,230	$88,296	$1,055,186
Home equity	172,876	11,264	5,923	7,826	197,889

Total	$1,006,793	$104,007	$46,153	$96,122	$1,253,075

December 31, 2012
One- to four-family	$838,020	$105,142	$43,905	$79,102	$1,066,169
Home equity	195,021	15,107	6,173	7,118	223,419

Total	$1,033,041	$120,249	$50,078	$86,220	$1,289,588

NOTE 7—ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company enters into derivative transactions primarily to protect against interest rate risk on the value of certain assets, liabilities and future cash flows. Cash flow hedges, which include a combination of interest rate swaps, forward-starting swaps and purchased options, including caps and floors, are used primarily to reduce the variability of future cash flows associated with existing variable-rate assets and liabilities and forecasted issuances of liabilities. Fair value hedges, which include interest rate swaps and swaptions, are used to offset exposure to changes in value of certain fixed-rate assets and liabilities. Each derivative is recorded on the consolidated balance sheet at fair value as a freestanding asset or liability. The following table summarizes the fair value amounts of derivatives designated as hedging instruments reported in the consolidated balance sheet at September 30, 2013 and December 31, 2012 (dollars in thousands):

		Fair Value
	Notional	Asset(1)	Liability(2)	Net(3)
September 30, 2013
Interest rate contracts:
Cash flow hedges:
Pay-fixed rate swaps	$2,480,000	$12,147	$(195,418)	$(183,271)
Purchased options	825,000	7,972	—	7,972

Total cash flow hedges	3,305,000	20,119	(195,418)	(175,299)

Fair value hedges:
Pay-fixed rate swaps	1,442,100	59,836	(10,572)	49,264
Purchased forward-starting swaps	19,250	—	(595)	(595)

Total fair value hedges	1,461,350	59,836	(11,167)	48,669

Total derivatives designated as hedging instruments(4)	$4,766,350	$79,955	$(206,585)	$(126,630)

December 31, 2012
Interest rate contracts:
Cash flow hedges:
Pay-fixed rate swaps	$2,205,000	$—	$(310,079)	$(310,079)
Purchased options	2,325,000	13,391	—	13,391

Total cash flow hedges	4,530,000	13,391	(310,079)	(296,688)

Fair value hedges:
Pay-fixed rate swaps	514,180	1,343	(18,385)	(17,042)

Total derivatives designated as hedging instruments(4)	$5,044,180	$14,734	$(328,464)	$(313,730)

(1)	Reflected in the other assets line item on the consolidated balance sheet.
(2)	Reflected in the other liabilities line item on the consolidated balance sheet.
(3)	Represents derivative assets net of derivative liabilities for disclosure purposes only.
(4)	All derivatives were designated as hedging instruments as of September 30, 2013 and December 31, 2012.

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

The future issuances of liabilities, including repurchase agreements, are largely dependent on the market demand and liquidity in the wholesale borrowings market. As of September 30, 2013, the Company believes the forecasted issuance of all debt in cash flow hedge relationships is probable. However, unexpected changes in market conditions in future periods could impact the ability to issue this debt. The Company believes the forecasted issuance of debt in the form of repurchase agreements is most susceptible to an unexpected change in market conditions.

The following table summarizes the effect of interest rate contracts designated and qualifying as hedging instruments in cash flow hedges on accumulated other comprehensive loss and on the consolidated statement of income (loss) for the three and nine months ended September 30, 2013 and 2012 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Gains (losses) on derivatives recognized in OCI (effective portion), net of tax	$(11,894)	$(21,905)	$56,575	$(73,602)
Losses reclassified from AOCI into earnings (effective portion), net of tax	$(21,214)	$(20,471)	$(64,357)	$(60,329)
Cash flow hedge ineffectiveness gains (losses)(1)	$(74)	$111	$867	$(862)

(1)	The cash flow hedge ineffectiveness is reflected in the gains on loans and securities, net line item on the statement of consolidated income (loss).

During the upcoming twelve months, the Company expects to include a pre-tax amount of approximately $139.9 million of net unrealized losses that are currently reflected in accumulated other comprehensive loss in net operating interest income as a yield adjustment in the same periods in which the related hedged items affect earnings. The maximum length of time over which transactions are hedged is 9 years.

The following table shows the balance in accumulated other comprehensive loss attributable to active and discontinued cash flow hedges at September 30, 2013 and December 31, 2012 (dollars in thousands):

	September 30, 2013	December 31, 2012
Accumulated other comprehensive loss balance (net of tax) related to:
Discontinued cash flow hedges	$(212,351)	$(247,983)
Active cash flow hedges	(119,058)	(204,358)

Total cash flow hedges	$(331,409)	$(452,341)

The following table shows the balance in accumulated other comprehensive loss attributable to cash flow hedges by type of hedged item at September 30, 2013 and December 31, 2012 (dollars in thousands):

	September 30, 2013	December 31, 2012
Repurchase agreements	$(424,217)	$(579,763)
FHLB advances	(108,941)	(146,253)
Home equity lines of credit	793	7,854
Other	—	116

Total balance of cash flow hedges, before tax	(532,365)	(718,046)
Tax benefit	200,956	265,705

Total balance of cash flow hedges, net of tax	$(331,409)	$(452,341)

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

The following table summarizes the effect of interest rate contracts designated and qualifying as hedging instruments in fair value hedges and related hedged items on the consolidated statement of income (loss) for the three and nine months ended September 30, 2013 and 2012 (dollars in thousands):

	Three Months Ended September 30,
	2013			2012
	Hedging Instrument	Hedged Item	Hedge Ineffectiveness(1)	Hedging Instrument	Hedged Item	Hedge Ineffectiveness(1)
Agency debentures	$3,204	$(4,558)	$(1,354)	$(1,475)	$1,481	$6
Agency mortgage-backed securities	(7,302)	5,798	(1,504)	(2,260)	2,141	(119)
FHLB advances	—	—	—	5,736	(7,018)	(1,282)

Total gains (losses) included in earnings	$(4,098)	$1,240	$(2,858)	$2,001	$(3,396)	$(1,395)

	Nine Months Ended September 30,
	2013			2012
	Hedging Instrument	Hedged Item	Hedge Ineffectiveness(1)	Hedging Instrument	Hedged Item	Hedge Ineffectiveness(1)
Agency debentures	$48,505	$(47,994)	$511	$(27,875)	$26,319	$(1,556)
Agency mortgage-backed securities	20,548	(21,507)	(959)	(7,303)	6,745	(558)
FHLB advances	—	—	—	14,939	(18,746)	(3,807)

Total gains (losses) included in earnings	$69,053	$(69,501)	$(448)	$(20,239)	$14,318	$(5,921)

(1)	Reflected in the gains on loans and securities, net line item on the consolidated statement of income (loss).

NOTE 8—GOODWILL

The activity in the carrying value of the Company’s goodwill, which is all assigned to the trading and investing segment, is outlined in the following table for the periods presented (dollars in thousands):

Trading & Investing Goodwill
Balance at December 31, 2011	$1,934,232
Activity	—

Balance at December 31, 2012	1,934,232
Impairment of goodwill	(142,423)

Balance at September 30, 2013	$1,791,809

At the end of June 2013, the Company decided to exit its market making business, and as a result evaluated the total goodwill allocated to the market making reporting unit for impairment. As a result of the evaluation, it was determined that the entire carrying amount of goodwill allocated to the market making reporting unit was impaired, and the Company recognized $142.4 million impairment of goodwill during the second quarter of 2013.

No goodwill was assigned to reporting units within the balance sheet management segment as of September 30, 2013 and December 31, 2012. As of September 30, 2013, the Company’s accumulated impairment losses related to goodwill were $142.4 million and $101.2 million in the trading and investing and balance sheet management segments, respectively. As of December 31, 2012, the Company’s accumulated impairment losses related to goodwill were $101.2 million in the balance sheet management segment. There were no accumulated impairment losses related to the trading and investing segment at December 31, 2012. The Company will continue to evaluate the goodwill for impairment on at least an annual basis or when events or changes indicate the carrying value of an asset may not be recoverable.

NOTE 9—DEPOSITS

Deposits are summarized as follows (dollars in thousands):

	Amount		Weighted-Average Rate
	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Sweep deposits(1)	$19,453,183	$21,253,611	0.06%	0.05%
Complete savings deposits	4,407,250	4,981,615	0.01%	0.01%
Checking deposits	1,022,788	1,055,422	0.03%	0.03%
Other money market and savings deposits	918,631	995,188	0.01%	0.01%
Time deposits(2)	67,945	106,716	0.70%	1.75%

Total deposits(3)	$25,869,797	$28,392,552	0.05%	0.05%

(1)	A sweep product transfers brokerage customer balances to banking subsidiaries, which hold these funds as customer deposits in FDIC insured demand deposit and money market deposit accounts.
(2)	Time deposits represent certificates of deposit and brokered certificates of deposit.
(3)	As of September 30, 2013 and December 31, 2012, the Company had $120.5 million and $113.1 million in non-interest bearing deposits, respectively.

NOTE 10—SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND FHLB ADVANCES AND OTHER BORROWINGS

Securities sold under agreements to repurchase, FHLB advances and other borrowings at September 30, 2013 and December 31, 2012 are shown in the following table (dollars in thousands):

	Repurchase Agreements(1)	FHLB Advances and Other Borrowings		Total	Weighted Average Interest Rate
		FHLB Advances	Other
Due within one year	$3,499,665	$170,000	$11,234	$3,680,899	0.35%
Due between one and two years	200,000	100,000	—	300,000	1.22%
Due between two and three years	250,000	250,000	—	500,000	0.46%
Due between three and four years	500,000	400,000	—	900,000	1.26%
Thereafter	—	—	427,806	427,806	2.93%

Subtotal	4,449,665	920,000	439,040	5,808,705	0.74%
Fair value hedge adjustments	—	31,034	—	31,034
Deferred costs	—	(105,063)	—	(105,063)

Total other borrowings at September 30, 2013	$4,449,665	$845,971	$439,040	$5,734,676	0.74%

Total other borrowings at December 31, 2012	$4,454,661	$831,749	$429,167	$5,715,577	0.83%

(1)	The maximum amount at any month end for repurchase agreements was $4.6 billion for the nine months ended September 30, 2013 and $5.0 billion for the year ended December 31, 2012.

NOTE 11—CORPORATE DEBT

Corporate debt at September 30, 2013 and December 31, 2012 is outlined in the following table (dollars in thousands):

	Face Value	Discount	Net
September 30, 2013
Interest-bearing notes:
6 3/4% Notes, due 2016	$435,000	$(4,479)	$430,521
6% Notes, due 2017	505,000	(3,893)	501,107
6 3/8% Notes, due 2019	800,000	(6,535)	793,465

Total interest-bearing notes	1,740,000	(14,907)	1,725,093
Non-interest-bearing debt:
0% Convertible debentures, due 2019	42,656	—	42,656

Total corporate debt	$1,782,656	$(14,907)	$1,767,749

	Face Value	Discount	Net
December 31, 2012
Interest-bearing notes:
6 3/4% Notes, due 2016	$435,000	$(5,738)	$429,262
6% Notes, due 2017	505,000	(4,601)	500,399
6 3/8% Notes, due 2019	800,000	(7,336)	792,664

Total interest-bearing notes	1,740,000	(17,675)	1,722,325
Non-interest-bearing debt:
0% Convertible debentures, due 2019	42,657	—	42,657

Total corporate debt	$1,782,657	$(17,675)	$1,764,982

NOTE 12—SHAREHOLDERS’ EQUITY

The activity in shareholders’ equity during the nine months ended September 30, 2013 is summarized in the following table (dollars in thousands):

	Common Stock / Additional Paid-In Capital	Accumulated Deficit / Other Comprehensive Loss	Total
Beginning balance, December 31, 2012	$7,322,118	$(2,417,648)	$4,904,470
Net income	—	28,149	28,149
Net change from available-for-sale securities	—	(231,764)	(231,764)
Net change from cash flow hedging instruments	—	120,932	120,932
Other(1)	7,645	142	7,787

Ending balance, September 30, 2013	$7,329,763	$(2,500,189)	$4,829,574

(1)	Other includes conversions of convertible debt, employee share-based compensation accounting and changes in accumulated other comprehensive loss from foreign currency translation.

Accumulated Other Comprehensive Loss

The following tables present after-tax changes in each component of accumulated other comprehensive loss (dollars in thousands):

	Available- for-sale Securities	Cash Flow Hedging Instruments	Foreign Currency Translation	Total
Beginning balance, June 30, 2013	$(103,939)	$(340,729)	$5,001	$(439,667)
Other comprehensive income (loss) before reclassifications	18,824	(11,894)	582	7,512
Amounts reclassified from accumulated other comprehensive loss	(9,677)	21,214	—	11,537

Net change	9,147	9,320	582	19,049

Ending balance, September 30, 2013	$(94,792)	$(331,409)	$5,583	$(420,618)

	Available- for-sale Securities	Cash Flow Hedging Instruments	Foreign Currency Translation	Total
Beginning balance, June 30, 2012	$126,554	$(469,792)	$2,539	$(340,699)
Other comprehensive income (loss) before reclassifications	87,434	(21,905)	1,645	67,174
Amounts reclassified from accumulated other comprehensive loss	(50,349)	20,471	—	(29,878)

Net change	37,085	(1,434)	1,645	37,296

Ending balance, September 30, 2012	$163,639	$(471,226)	$4,184	$(303,403)

	Available- for-sale Securities	Cash Flow Hedging Instruments	Foreign Currency Translation	Total
Beginning balance, December 31, 2012	$136,972	$(452,341)	$5,441	$(309,928)
Other comprehensive income (loss) before reclassifications	(201,104)	56,575	142	(144,387)
Amounts reclassified from accumulated other comprehensive loss	(30,660)	64,357	—	33,697

Net change	(231,764)	120,932	142	(110,690)

Ending balance, September 30, 2013	$(94,792)	$(331,409)	$5,583	$(420,618)

	Available- for-sale Securities	Cash Flow Hedging Instruments	Foreign Currency Translation	Total
Beginning balance, December 31, 2011	$68,330	$(457,953)	$2,994	$(386,629)
Other comprehensive income (loss) before reclassifications	186,257	(73,602)	1,190	113,845
Amounts reclassified from accumulated other comprehensive loss	(90,948)	60,329	—	(30,619)

Net change	95,309	(13,273)	1,190	83,226

Ending balance, September 30, 2012	$163,639	$(471,226)	$4,184	$(303,403)

The following table presents the income statement line items impacted by reclassifications out of accumulated other comprehensive loss during the three and nine months ended September 30, 2013 (dollars in thousands):

Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Items in the Income Statement
	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013

Available-for-sale securities:
	$15,679	$49,298	Gains on loans and securities, net
	(6,002)	(18,638)	Tax expense (benefit)

	$9,677	$30,660	Reclassification into earnings, net

Cash flow hedging instruments:
	$2,353	$7,058	Operating interest income
	(37,413)	(109,360)	Operating interest expense

	(35,060)	(102,302)	Reclassification into earnings, before tax
	13,846	37,945	Tax expense (benefit)

	$(21,214)	$(64,357)	Reclassification into earnings, net

NOTE 13—EARNINGS (LOSS) PER SHARE

The following table is a reconciliation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Basic:
Net income (loss)	$47,428	$(28,625)	$28,149	$73,476

Basic weighted-average shares outstanding	287,111	285,850	286,882	285,658

Basic earnings (loss) per share	$0.17	$(0.10)	$0.10	$0.26

Diluted:
Net income (loss)	$47,428	$(28,625)	$28,149	$73,476

Basic weighted-average shares outstanding	287,111	285,850	286,882	285,658
Effect of dilutive securities:
Weighted-average convertible debentures	4,125	—	4,125	4,154
Weighted-average options and restricted stock issued to employees	1,394	—	1,242	583

Diluted weighted-average shares outstanding	292,630	285,850	292,249	290,395

Diluted earnings (loss) per share	$0.16	$(0.10)	$0.10	$0.25

The Company excluded the following shares from the calculations of diluted earnings (loss) per share as the effect would have been anti-dilutive (shares in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Weighted-average shares excluded as a result of the Company’s net loss:
Convertible debentures	N/A	4.1	N/A	N/A
Stock options and restricted stock awards and units	N/A	0.4	N/A	N/A
Other stock options and restricted stock awards and units	1.2	2.9	1.8	2.6

Total	1.2	7.4	1.8	2.6

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

As of September 30, 2013 and December 31, 2012, all of the Company’s broker-dealer subsidiaries met minimum net capital requirements. Total required net capital was $140.5 million and $129.8 million at September 30, 2013 and December 31, 2012, respectively. In addition, the Company’s broker-dealer subsidiaries had excess net capital of $828.6 million and $655.1 million at September 30, 2013 and December 31, 2012, respectively. The tables below summarize the minimum excess capital requirements for the Company’s broker-dealer subsidiaries at September 30, 2013 and December 31, 2012 (dollars in thousands):

	Required Net Capital	Net Capital	Excess Net Capital
September 30, 2013:
E*TRADE Clearing LLC(1)	$137,061	$703,752	$566,691
E*TRADE Securities LLC(1)	250	215,109	214,859
G1 Execution Services, LLC(2)	1,000	21,140	20,140
Other broker-dealers	2,220	29,088	26,868

Total	$140,531	$969,089	$828,558

December 31, 2012:
E*TRADE Clearing LLC(1)	$123,656	$658,968	$535,312
E*TRADE Securities LLC(1)	250	79,318	79,068
G1 Execution Services, LLC(2)	1,283	10,598	9,315
Other broker-dealers	4,639	36,070	31,431

Total	$129,828	$784,954	$655,126

(1)	Elected to use the Alternative method to compute net capital.
(2)	Elected to use the Aggregate Indebtedness method to compute net capital. G1 Execution Services, LLC is the Company’s market maker and is held-for-sale as of September 30, 2013.

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

Quantitative measures established by regulation to ensure capital adequacy require E*TRADE Bank to meet minimum total capital, Tier 1 capital and Tier 1 leverage ratios. As shown in the table below, at both September 30, 2013 and December 31, 2012, E*TRADE Bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action. However, events beyond management’s control, such as a continued deterioration in residential real estate and credit markets, could adversely affect future earnings and E*TRADE Bank’s ability to meet its future capital requirements. E*TRADE Bank’s actual and required capital amounts and ratios at September 30, 2013 and December 31, 2012 are presented in the table below (dollars in thousands):

	Actual		Minimum Required to be Well Capitalized Under Prompt Corrective Action Provisions			Excess Capital
	Amount	Ratio	Amount		Ratio
September 30, 2013:
Total capital	$4,242,628	23.47%	>$	1,807,504	>10.00%	$2,435,124
Tier 1 capital	$4,013,123	22.20%	>$	1,084,502	>6.00%	$2,928,621
Tier 1 leverage	$4,013,123	9.48%	>$	2,116,802	>5.00%	$1,896,321
December 31, 2012:
Total capital	$4,009,540	20.61%	>$	1,945,669	>10.00%	$2,063,871
Tier 1 capital	$3,762,242	19.34%	>$	1,167,401	>6.00%	$2,594,841
Tier 1 leverage	$3,762,242	8.68%	>$	2,167,136	>5.00%	$1,595,106

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

A verified shareholder derivative complaint was filed in the United States District Court for the Southern District of New York on October 4, 2007 by Catherine Rubery, against the Company and its then Chief Executive Officer, President/Chief Operating Officer, Chief Financial Officer and individual members of its board of directors. The Rubery complaint was consolidated with another shareholder derivative complaint brought by shareholder Marilyn Clark in the same court and against the same named defendants. On July 26, 2010, plaintiffs served their consolidated amended complaint, in which they also named the Company’s former Capital Markets Division President as a defendant. Plaintiffs contended, among other things, that the value of the Company’s stock between April 19, 2006 and November 9, 2007 was artificially inflated because certain of the Company’s officers made materially false and misleading statements and failed to disclose that the Company was experiencing a rise in delinquencies, and therefore lacked a reasonable basis for statements about the Company’s earnings and prospects. Plaintiffs allege, among other things, causes of action for breach of fiduciary duty, waste of corporate assets, unjust enrichment, and violation of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaint seeks, among other things, unspecified monetary damages in favor of the Company, changes to certain corporate governance procedures and various forms of injunctive relief. The parties agreed to settle this action and a Stipulation of Settlement was signed on October 2, 2012, which included an agreement to implement or maintain certain corporate governance procedures. The parties did not reach an agreement on the issue of plaintiffs’ attorneys’ fees, however. The Court preliminarily approved the Stipulation of Settlement on April 2, 2013 and granted final approval of the settlement at a hearing on September 13, 2013. In orders entered on October 3, 2013, the Court confirmed final approval of the settlement, awarded fees and expenses to plaintiffs’ attorneys totaling $1.0 million and issued a final judgement and order of dismissal. Pursuant to the terms of the Stipulation of Settlement, payment of plaintiffs’ attorneys’ fees and expenses was made by November 4, 2013, and the action is now closed.

On August 15, 2008, Ronald M. Tate as trustee of the Ronald M. Tate Trust dated 4/13/88, and George Avakian filed an action in the United States District Court for the Southern District of New York against the Company and its then Chief Executive Officer and Chief Financial Officer based on the same facts and circumstances, and containing the same claims, as the class action complaint alleging violations of the federal securities laws that was filed in the United States District Court for the Southern District of New York on October 2, 2007 by Larry Freudenberg on his own behalf and on behalf of others similarly situated (the “Freudenberg Action”). By agreement of the parties and approval of the court, the Tate action was consolidated with the Freudenberg Action for the purpose of pre-trial discovery. Plaintiffs seek to recover damages in an amount to be proven at trial, including interest, attorneys’ and expert fees and costs. The parties in the Freudenberg Action entered into a Stipulation of Settlement on May 17, 2012, but the plaintiffs in this action moved for exclusion from the settlement class in Freudenberg. The Court granted that relief on October 11, 2012, and later approved the Freudenberg settlement in a final judgment and order of dismissal dated October 22, 2012. Tate and Avakian filed an amended complaint on January 23, 2013, adding an additional claim under California law. The Company answered the amended complaint on March 13, 2013. The Company and the plaintiffs reached a confidential settlement at mediation on September 12, 2013 pursuant to which plaintiffs were paid a non-material sum as consideration for mutual releases. Payment of the settlement amount was completed on October 15, 2013, and the parties submitted a stipulation of voluntary dismissal on October 16, 2013. The stipulation of voluntary dismissal was so-ordered by the Court on October 22, 2013, and the action is now closed.

On May 16, 2011, Droplets Inc., the holder of two patents pertaining to user interface servers, filed a complaint in the U.S. District Court for the Eastern District of Texas against E*TRADE Financial Corporation, E*TRADE Securities LLC, E*TRADE Bank and multiple other unaffiliated financial services firms. Plaintiff contends that the defendants engaged in patent infringement under federal law. Plaintiff seeks unspecified damages and an injunction against future infringements, plus royalties, costs, interest and attorneys’ fees. On September 30, 2011, the Company and several co-defendants filed a motion to transfer the case to the Southern District of New York. Venue discovery occurred throughout December 2011. On January 1, 2012, a new judge was assigned to the case. On March 28, 2012, a change of venue was granted and the case has been transferred to the United States District Court for the Southern District of New York. The Company filed its answer and counterclaim on June 13, 2012 and plaintiff has moved to dismiss the counterclaim. The Company filed a motion for summary judgment. Plaintiffs sought to change venue back to the Eastern District of Texas on the theory that this case is one of several matters that should be consolidated in a single multi-district litigation. On December 12, 2012, the Multidistrict Litigation Panel denied the transfer of this action to Texas. By opinion dated April 4, 2013, the Court denied defendants’ motion for summary judgment and plaintiff’s motion to dismiss the counterclaims. The Court issued its order on claim construction on October 22, 2013. The Company will continue to defend itself vigorously in this matter.

Several cases have been filed nationwide involving the April 2007 leveraged buyout (“LBO”) of the Tribune Company (“Tribune”) by Sam Zell, and the subsequent bankruptcy of Tribune. In William Niese et al. v. A.G. Edwards et al., in Superior Court of Delaware, New Castle County, former Tribune employees and retirees claimed that Tribune was actually insolvent at the time of the LBO and that the LBO constituted a fraudulent transaction that depleted the plaintiffs’ retirement plans, rendering them worthless. E*TRADE Clearing LLC, along with numerous other financial institutions, is a named defendant in this case, but has not been served with process. One of the defendants removed the action to federal district court in Delaware on July 1, 2011. In Deutsche Bank Trust Company Americas et al. v. Adaly Opportunity Fund et al., filed in the Supreme Court of New York, New York County on June 3, 2011, the Trustees of certain notes issued by Tribune allege wrongdoing in connection with the LBO. In particular the Trustees claim that the LBO constituted a constructive fraudulent transfer under various state laws. G1 Execution Services, LLC (formerly known as E*TRADE Capital Markets, LLC), along with numerous other financial institutions, is a named defendant in this case. In Deutsche Bank et al. v. Ohlson et al., filed in the U.S. District Court for the Northern District of Illinois, noteholders of Tribune asserted claims of constructive fraud and G1 Execution Services, LLC is a named defendant in this case. In EGI-TRB LLC et al. v. ABN-AMRO et al., filed in the Circuit Court of Cook County Illinois, creditors of Tribune assert fraudulent conveyance claims against multiple shareholder defendants and E*TRADE Clearing LLC is a named defendant in this case. These cases have been consolidated into a multi-district litigation. The Company’s time to answer or otherwise respond to the complaints has been stayed pending further orders of the Court. On September 18, 2013, the Court entered the Fifth Amended Complaint. On September 23, 2013, the Court granted the defendants’ motion to dismiss the individual creditors’ complaint. The individual creditors filed a notice of appeal. The Company will defend itself vigorously in these matters.

On April 30, 2013, a putative class action was filed by John Scranton, on behalf of himself and a class of persons similarly situated, against E*TRADE Financial Corporation and E*TRADE Securities LLC in the Superior Court of California, County of Santa Clara, pursuant to the California procedures for a private Attorney General action. The Complaint alleged that the Company misrepresented through its website that it would always automatically exercise options that were in-the-money by $0.01 or more on expiration date. Plaintiffs allege violations of the California Unfair Competition Law, the California Consumer Remedies Act, fraud, misrepresentation, negligent misrepresentation and Breach of Fiduciary Duty. The case has been deemed complex within the meaning of the California Rules of Court, and a case management conference was held

September 13, 2013. The Company’s demurrer and motion to strike the complaint are to be set for hearing December 20, 2013. The Company will continue to defend itself vigorously in this matter.

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

On October 17, 2007, the SEC initiated an informal inquiry into matters related to the Company’s mortgage loan and mortgage-related securities investment portfolios. The Company has cooperated fully with the SEC in this matter.

During 2012, the Company completed a review of order handling practices and pricing for order flow between E*TRADE Securities LLC and G1 Execution Services, LLC. The Company has implemented changes to its practices and procedures that were recommended during the review. Banking regulators and federal securities regulators were regularly updated during the course of the review and may initiate investigations into the Company’s historical practices which could subject it to monetary penalties and cease-and-desist orders, which could also prompt claims by customers of E*TRADE Securities LLC. Any of these actions could materially and adversely affect the Company’s broker-dealer businesses. On July 11, 2013, FINRA notified E*TRADE Securities LLC and G1 Execution Services, LLC that it is conducting an examination of both firms’ routing practices.

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

Other Investments

The Company has investments in low-income housing tax credit partnerships and other limited partnerships. The Company had $4.4 million in commitments to fund low-income housing tax credit partnerships and other limited partnerships as of September 30, 2013.

Unused Lines of Credit and Certificates of Deposit

At September 30, 2013, the Company had approximately $42.6 million of certificates of deposit scheduled to mature in less than one year and $0.4 billion of unfunded commitments to extend credit.

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

During the 30-year period prior to the redemption of the trust preferred securities, ETBH guarantees the accrued and unpaid distributions on these securities, as well as the redemption price of the securities and certain costs that may be incurred in liquidating, terminating or dissolving the trusts (all of which would otherwise be payable by the trusts). At September 30, 2013, management estimated that the maximum potential liability under this arrangement, including the current carrying value of the trusts, was equal to approximately $436.5 million or the total face value of these securities plus dividends, which may be unpaid at the termination of the trust arrangement.

NOTE 16—SEGMENT INFORMATION

The Company reports its operating results in two segments, based on the manner in which its chief operating decision maker evaluates financial performance and makes resource allocation decisions: 1) trading and investing; and 2) balance sheet management. Trading and investing includes retail brokerage products and services; investor-focused banking products; market making; and corporate services. Balance sheet management includes the management of asset allocation; loans previously originated by the Company or purchased from third parties; customer payables and deposits; and credit, liquidity and interest rate risk. The balance sheet management segment utilizes customer payables and deposits and compensates the trading and investing segment via a market-based transfer pricing arrangement, which is eliminated in consolidation.

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

The Company evaluates the performance of its segments based on the segment’s income (loss) before income taxes. Financial information for the Company’s reportable segments is presented in the following tables (dollars in thousands):

	Three Months Ended September 30, 2013
	Trading and Investing	Balance Sheet Management	Corporate/ Other	Total
Net operating interest income	$133,378	$107,469	$—	$240,847
Total non-interest income	162,735	13,220	—	175,955

Total net revenue	296,113	120,689	—	416,802
Provision for loan losses	—	37,399	—	37,399
Total operating expense	170,344	43,489	56,911	270,744

Income (loss) before other income (expense) and income taxes	125,769	39,801	(56,911)	108,659
Total other income (expense)	—	—	(28,729)	(28,729)

Income (loss) before income taxes	$125,769	$39,801	$(85,640)	79,930

Income tax expense				32,502

Net income				$47,428

	Three Months Ended September 30, 2012
	Trading and Investing	Balance Sheet Management	Corporate/ Other	Total
Net operating interest income	$156,805	$104,072	$—	$260,877
Total non-interest income	150,662	78,502	(6)	229,158

Total net revenue	307,467	182,574	(6)	490,035
Provision for loan losses	—	141,019	—	141,019
Total operating expense	180,463	53,204	55,366	289,033

Income (loss) before other income (expense) and income taxes	127,004	(11,649)	(55,372)	59,983
Total other income (expense)	—	—	(96,286)	(96,286)

Income (loss) before income taxes	$127,004	$(11,649)	$(151,658)	(36,303)

Income tax benefit				(7,678)

Net loss				$(28,625)

	Nine Months Ended September 30, 2013
	Trading and Investing	Balance Sheet Management	Corporate/ Other	Total
Net operating interest income	$400,729	$323,988	$—	$724,717
Total non-interest income	500,656	51,226	(1)	551,881

Total net revenue	901,385	375,214	(1)	1,276,598
Provision for loan losses	—	126,198	—	126,198
Total operating expense	687,361	134,990	157,855	980,206

Income (loss) before other income (expense) and income taxes	214,024	114,026	(157,856)	170,194
Total other income (expense)	—	—	(80,678)	(80,678)

Income (loss) before income taxes	$214,024	$114,026	$(238,534)	89,516

Income tax expense				61,367

Net income				$28,149

	Nine Months Ended September 30, 2012
	Trading and Investing	Balance Sheet Management	Corporate/ Other	Total
Net operating interest income	$492,456	$332,374	$4	$824,834
Total non-interest income	472,771	134,254	(19)	607,006

Total net revenue	965,227	466,628	(15)	1,431,840
Provision for loan losses	—	280,227	—	280,227
Total operating expense	580,113	168,407	128,207	876,727

Income (loss) before other income (expense) and income taxes	385,114	17,994	(128,222)	274,886
Total other income (expense)	—	—	(184,655)	(184,655)

Income (loss) before income taxes	$385,114	$17,994	$(312,877)	90,231

Income tax expense				16,755

Net income				$73,476

Segment Assets
	Trading and Investing	Balance Sheet Management	Corporate/ Other	Total
As of September 30, 2013	$10,087,260	$34,868,901	$591,318	$45,547,479
As of December 31, 2012	$9,505,280	$37,305,600	$575,859	$47,386,739

NOTE 17—SUBSEQUENT EVENT

On October 23, 2013, the Company entered into a definitive agreement to sell the market making business, G1 Execution Services, LLC, to an affiliate of Susquehanna International Group, LLP for approximately $75 million. In addition, E*TRADE Securities LLC will enter into an order flow agreement whereby, subject to best execution standards, it will route 70% of its customer equity order flow to G1X over the next five years. This transaction is subject to regulatory approvals and other customary closing conditions and is expected to close in three to six months.

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

(b)

Our Chief Executive Officer and our Chief Financial Officer have evaluated the changes to the Company’s internal control over financial reporting that occurred during our last fiscal quarter ended September 30, 2013, as required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15, and have concluded that there were no such changes that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On October 17, 2007, the SEC initiated an informal inquiry into matters related to the Company’s mortgage loan and mortgage-related securities investment portfolios. The Company has cooperated fully with the SEC in this matter.

A verified shareholder derivative complaint was filed in the United States District Court for the Southern District of New York on October 4, 2007 by Catherine Rubery, against the Company and its then Chief Executive Officer, President/Chief Operating Officer, Chief Financial Officer and individual members of its board of directors. The Rubery complaint was consolidated with another shareholder derivative complaint brought by shareholder Marilyn Clark in the same court and against the same named defendants. On July 26, 2010, plaintiffs served their consolidated amended complaint, in which they also named the Company’s former Capital Markets Division President as a defendant. Plaintiffs contended, among other things, that the value of the Company’s stock between April 19, 2006 and November 9, 2007 was artificially inflated because certain of the Company’s officers made materially false and misleading statements and failed to disclose that the Company was experiencing a rise in delinquencies, and therefore lacked a reasonable basis for statements about the Company’s earnings and prospects. Plaintiffs allege, among other things, causes of action for breach of fiduciary duty, waste of corporate assets, unjust enrichment, and violation of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaint seeks, among other things, unspecified monetary damages in favor of the Company, changes to certain corporate governance procedures and various forms of injunctive relief. The parties agreed to settle this action and a Stipulation of Settlement was signed on October 2, 2012, which included an agreement to implement or maintain certain corporate governance procedures. The parties did not reach an agreement on the issue of plaintiffs’ attorneys’ fees, however. The Court preliminarily approved the Stipulation of Settlement on April 2, 2013 and granted final approval of the settlement at a hearing on September 13, 2013. In orders entered on October 3, 2013, the Court confirmed final approval of the settlement, awarded fees and expenses to plaintiffs’ attorneys totaling $1.0 million and issued a final judgement and order of dismissal. Pursuant to the terms of the Stipulation of Settlement, payment of plaintiffs’ attorneys’ fees and expenses was made by November 4, 2013, and the action is now closed.

On August 15, 2008, Ronald M. Tate as trustee of the Ronald M. Tate Trust dated 4/13/88, and George Avakian filed an action in the United States District Court for the Southern District of New York against the Company and its then Chief Executive Officer and Chief Financial Officer based on the same facts and circumstances, and containing the same claims, as the class action complaint alleging violations of the federal securities laws that was filed in the United States District Court for the Southern District of New York on October 2, 2007 by Larry Freudenberg on his own behalf and on behalf of others similarly situated (the “Freudenberg Action”). By agreement of the parties and approval of the court, the Tate action was consolidated with the Freudenberg Action for the purpose of pre-trial discovery. Plaintiffs seek to recover damages in an amount to be proven at trial, including interest, attorneys’ and expert fees and costs. The parties in the Freudenberg Action entered into a Stipulation of Settlement on May 17, 2012, but the plaintiffs in this action moved for exclusion from the settlement class in Freudenberg. The Court granted that relief on October 11, 2012, and later approved the Freudenberg settlement in a final judgment and order of dismissal dated October 22, 2012. Tate and Avakian filed an amended complaint on January 23, 2013, adding an additional claim under California law. The Company answered the amended complaint on March 13, 2013. The Company and the plaintiffs reached a confidential settlement at mediation on September 12, 2013 pursuant to which plaintiffs were paid a non-material sum as consideration for mutual releases. Payment of the settlement amount was completed on October 15, 2013, and the parties submitted a stipulation of voluntary dismissal on October 16, 2013. The stipulation of voluntary dismissal was so-ordered by the Court on October 22, 2013, and the action is now closed.

On May 16, 2011, Droplets Inc., the holder of two patents pertaining to user interface servers, filed a complaint in the U.S. District Court for the Eastern District of Texas against E*TRADE Financial Corporation, E*TRADE Securities LLC, E*TRADE Bank and multiple other unaffiliated financial services firms. Plaintiff contends that the defendants engaged in patent infringement under federal law. Plaintiff seeks unspecified damages and an injunction against future infringements, plus royalties, costs, interest and attorneys’ fees. On September 30, 2011, the Company and several co-defendants filed a motion to transfer the case to the Southern District of New York. Venue discovery occurred throughout December 2011. On January 1, 2012, a new judge was assigned to the case. On March 28, 2012, a change of venue was granted and the case has been transferred to the United States District Court for the Southern District of New York. The Company filed its answer and counterclaim on June 13, 2012 and plaintiff has moved to dismiss the counterclaim. The Company filed a motion for summary judgment. Plaintiffs sought to change venue back to the Eastern District of Texas on the theory that this case is one of several matters that should be consolidated in a single multi-district litigation. On December 12, 2012, the Multidistrict Litigation Panel denied the transfer of this action to Texas. By opinion dated April 4, 2013, the Court denied defendants’ motion for summary judgment and plaintiff’s motion to dismiss the counterclaims. The Court issued its order on claim construction on October 22, 2013. The Company will continue to defend itself vigorously in this matter.

Several cases have been filed nationwide involving the April 2007 leveraged buyout (“LBO”) of the Tribune Company (“Tribune”) by Sam Zell, and the subsequent bankruptcy of Tribune. In William Niese et al. v. A.G.

Edwards et al., in Superior Court of Delaware, New Castle County, former Tribune employees and retirees claimed that Tribune was actually insolvent at the time of the LBO and that the LBO constituted a fraudulent transaction that depleted the plaintiffs’ retirement plans, rendering them worthless. E*TRADE Clearing LLC, along with numerous other financial institutions, is a named defendant in this case, but has not been served with process. One of the defendants removed the action to federal district court in Delaware on July 1, 2011. In Deutsche Bank Trust Company Americas et al. v. Adaly Opportunity Fund et al., filed in the Supreme Court of New York, New York County on June 3, 2011, the Trustees of certain notes issued by Tribune allege wrongdoing in connection with the LBO. In particular the Trustees claim that the LBO constituted a constructive fraudulent transfer under various state laws. G1 Execution Services, LLC (formerly known as E*TRADE Capital Markets, LLC), along with numerous other financial institutions, is a named defendant in this case. In Deutsche Bank et al. v. Ohlson et al., filed in the U.S. District Court for the Northern District of Illinois, noteholders of Tribune asserted claims of constructive fraud and G1 Execution Services, LLC is a named defendant in this case. In EGI-TRB LLC et al. v. ABN-AMRO et al., filed in the Circuit Court of Cook County Illinois, creditors of Tribune assert fraudulent conveyance claims against multiple shareholder defendants and E*TRADE Clearing LLC is a named defendant in this case. These cases have been consolidated into a multi-district litigation. The Company’s time to answer or otherwise respond to the complaints has been stayed pending further orders of the Court. On September 18, 2013, the Court entered the Fifth Amended Complaint. On September 23, 2013, the Court granted the defendants’ motion to dismiss the individual creditors’ complaint. The individual creditors filed a notice of appeal. The Company will defend itself vigorously in these matters.

During 2012, the Company completed a review of order handling practices and pricing for order flow between E*TRADE Securities LLC and G1 Execution Services, LLC. The Company has implemented changes to its practices and procedures that were recommended during the review. Banking regulators and federal securities regulators were regularly updated during the course of the review and may initiate investigations into the Company’s historical practices which could subject it to monetary penalties and cease-and-desist orders, which could also prompt claims by customers of E*TRADE Securities LLC. Any of these actions could materially and adversely affect the Company’s broker-dealer businesses. On July 11, 2013, FINRA notified E*TRADE Securities LLC and G1 Execution Services, LLC that it is conducting an examination of both firms’ routing practices.

On April 30, 2013, a putative class action was filed by John Scranton, on behalf of himself and a class of persons similarly situated, against E*TRADE Financial Corporation and E*TRADE Securities LLC in the Superior Court of California, County of Santa Clara, pursuant to the California procedures for a private Attorney General action. The Complaint alleged that the Company misrepresented through its website that it would always automatically exercise options that were in-the-money by $0.01 or more on expiration date. Plaintiffs allege violations of the California Unfair Competition Law, the California Consumer Remedies Act, fraud, misrepresentation, negligent misrepresentation and Breach of Fiduciary Duty. The case has been deemed complex within the meaning of the California Rules of Court, and a case management conference was held September 13, 2013. The Company’s demurrer and motion to strike the complaint are to be set for hearing December 20, 2013. The Company will continue to defend itself vigorously in this matter.

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

During 2012, the Company completed a review of order handling practices and pricing for order flow between E*TRADE Securities LLC and G1 Execution Services, LLC. The Company has implemented the changes to its practices and procedures that were recommended during the review. Banking regulators and federal securities regulators were regularly updated during the course of the review and may initiate investigations into the Company’s historical practices which could subject it to monetary penalties and cease-and-desist orders, which could also prompt claims by customers of E*TRADE Securities LLC. Any of these actions could materially and adversely affect the Company’s broker-dealer businesses. On July 11, 2013, FINRA notified E*TRADE Securities LLC and G1 Execution Services, LLC that it is conducting an examination of both firms’ routing practices.

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

Dated: November 7, 2013

E*TRADE Financial Corporation (Registrant)

By	/S/ PAUL T. IDZIK
Paul T. Idzik Chief Executive Officer (Principal Executive Officer)

By	/S/ MATTHEW J. AUDETTE
Matthew J. Audette Chief Financial Officer (Principal Financial and Accounting Officer)