Form 10-K
period 2013-12-31
E TRADE FINANCIAL Corp
filed 2014-02-25
CIK 1015780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At June 30, 2013, the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $2.9 billion (based upon the closing price per share of the registrant’s common stock as reported by the NASDAQ Global Select Market on that date). Shares of common stock held by each officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of February 21, 2014, there were 288,271,360 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the definitive Proxy Statement related to the Company’s 2014 Annual Meeting of Shareholders, to be filed hereafter (incorporated into Part III hereof).

E*TRADE FINANCIAL CORPORATION

FORM 10-K ANNUAL REPORT

For the Year Ended December 31, 2013

i

Unless otherwise indicated, references to “the Company,” “we,” “us,” “our” and “E*TRADE” mean E*TRADE Financial Corporation and its subsidiaries.

E*TRADE, E*TRADE Financial, E*TRADE Bank, Equity Edge, OptionsLink and the Converging Arrows logo are registered trademarks of E*TRADE Financial Corporation in the United States and in other countries.

ii

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements involving risks and uncertainties. These statements relate to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as “assume,” “expect,” “believe,” “may,” “will,” “should,” “anticipate,” “intend,” “plan,” “estimate,” “continue” and similar expressions. Our actual results could differ materially from those discussed in these forward-looking statements, and we caution that we do not undertake to update these statements. Factors that could contribute to our actual results differing from any forward-looking statements include those discussed under Risk Factors, Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report and in other reports we file with the SEC. The cautionary statements made in this report should be read as being applicable to all forward-looking statements wherever they appear in this report. We further caution that there may be risks associated with owning our securities other than those discussed in our filings.

ITEM 1.	BUSINESS

OVERVIEW

E*TRADE Financial Corporation is a financial services company that provides brokerage and related products and services primarily to individual retail investors under the brand “E*TRADE Financial.” Our primary focus is to profitably grow our retail brokerage business. We also provide investor-focused banking products, primarily sweep deposits and savings products, to retail investors. Our competitive strategy is to attract and retain customers by emphasizing value beyond price, ease of use and innovation, with delivery of our products and services primarily through digital and technology-intensive channels.

Our corporate offices are located at 1271 Avenue of the Americas, 14th Floor, New York, New York 10020. We were incorporated in California in 1982 and reincorporated in Delaware in July 1996. We had approximately 3,000 employees at December 31, 2013. We operate directly and through numerous subsidiaries, many of which are overseen by governmental and self-regulatory organizations. Our most significant subsidiaries are described below:

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

•

E*TRADE Clearing LLC is the clearing firm for our brokerage subsidiaries and is a wholly-owned operating subsidiary of E*TRADE Bank. Its main purpose is to clear and settle securities transactions for customers of E*TRADE Securities LLC; and

•

G1 Execution Services, LLC is a registered broker-dealer and market maker. We entered into a definitive agreement to sell G1 Execution Services, LLC to an affiliate of Susquehanna International Group, LLP (“Susquehanna”) for approximately $75 million. The sale of G1 Execution Services, LLC was completed on February 10, 2014.

A complete list of our subsidiaries at December 31, 2013 can be found in Exhibit 21.1.

We provide services to customers in the U.S. through mobile applications and our website at www.etrade.com. We also provide services through our network of customer service representatives and financial consultants, over the phone or in person through our 30 E*TRADE branches. Information on our website is not a part of this report.

STRATEGY

Our business strategy is centered on two core objectives: accelerating the growth of our core brokerage business to improve market share, and strengthening our overall financial and franchise position.

Accelerate Growth of Core Brokerage Business

•	Enhance digital and offline customer experience.

We are focused on maintaining our competitive position in trading, margin lending and cash management, while expanding our customer share of wallet in retirement, investing and savings. Through these offerings, we aim to continue acquiring new customers while deepening engagement with both new and existing ones.

•	Capitalize on value of corporate services business.

This includes leveraging our industry-leading position to improve client acquisition, and bolstering awareness among plan participants of our full suite of offerings. This channel is a strategically important driver of brokerage account growth for us.

•	Maximize value of deposits through the Company’s bank.

Our brokerage business generates a significant amount of deposits, which we monetize through the bank by investing primarily in low-risk, agency mortgage-backed securities.

Strengthen Overall Financial and Franchise Position

•	Manage down legacy investments and mitigate credit losses.

We continue to manage down the size and risks associated with our legacy loan portfolio, while mitigating credit losses where possible.

•	Execute on our capital plan.

The core components of our capital plan include bolstering our capital levels through earnings and de-risking and building out best-in-class enterprise risk management capabilities. A key goal of this plan is to distribute capital from the bank to the parent.

TECHNOLOGY

Our success and ability to execute on our strategy is largely dependent upon the continued development of our technologies. We believe our focus on being a technological leader in the financial services industry enhances our competitive position. This focus allows us to deploy a secure, scalable, and reliable technology and back office platform that promotes innovative product development and delivery. We continued to invest in these critical platforms in 2013, leveraging the latest technologies to drive significant efficiencies as well as enhancing our service and operational support capabilities. Our sophisticated and proprietary technology platform also enabled us to deliver many upgrades to our retirement, investing and savings customer products and tools across all digital channels.

PRODUCTS AND SERVICES

We assess the performance of our business based on our two core segments; trading and investing, including corporate services, and balance sheet management. With respect to trading and investing, the factors used to judge our performance include profitability, along with the competitiveness of our overall value proposition to the customer and our customers’ engagement with E*TRADE. We also use various customer activity and financial metrics, including daily average revenue trades (“DARTs”), average commission per trade, margin receivables, brokerage accounts, net new brokerage accounts, brokerage account attrition rate, customer assets, net new brokerage assets and brokerage related cash. We assess the performance of our balance sheet management segment using metrics such as regulatory capital ratios, loan delinquencies, allowance for loan losses, enterprise net interest spread and average enterprise interest-earning assets. Costs associated with certain functions that are centrally-managed are separately reported in a corporate/other category.

Trading and Investing

Our trading and investing segment offers a comprehensive suite of financial products and services to individual retail investors. The most significant of these products and services are described below:

Trading Products and Services

•	access to our best-in-class customer website, etrade.com, including E*TRADE 360, a fully customizable account page;

•	automated order placement and execution of U.S. equities, futures, options, exchange-traded funds, forex and bond orders;

•

access to E*TRADE Mobile, which allows customers to securely trade, monitor real-time investment, market and account information, access educational videos and other content, pay bills and transfer funds between accounts via iPhone®, iPad®, Android™ phones and tablets, Windows® Phone or Kindle Fire;

•

use of E*TRADE Pro, our desktop trading software for qualified active traders, which provides customers with customizable trading technology, continuous market visibility, news and information, plus live streaming news via CNBC TV;

•	margin accounts allowing customers to borrow against their securities, complete with margin analysis tools to help customers manage their account and risk;

•	cross-border trading, which allows customers residing outside of the U.S. to trade in U.S. securities;

•

access to 77 international markets with American depositary receipts (“ADRs”), exchange-traded funds (“ETFs”), and mutual funds, plus online equity trading in local currencies in Canada, France, Germany, Hong Kong, Japan and the United Kingdom;

•

research and investing idea generation tools that assist customers with identifying investment opportunities including analyst and technical research, consensus ratings, and market commentary from Morningstar, Dreyfus and BondDesk Group;

•	access to advice from our financial consultants at our 30 branches across the country and via phone and email;

•	no annual fee and no minimum individual retirement accounts; plus, Rollover Specialists to guide customers through the rollover process;

•

access to our retirement center which offers easy-to-use tools, calculators, education, retirement solutions, and access to Chartered Retirement Planning CounselorsSM who can provide customers with one-on-one portfolio evaluations and personalized plans;

•	OneStop Rollover—a simplified, online rollover program that enables investors to invest their 401(k) savings from a previous employer into a professionally-managed portfolio;

•	access to all ETFs sold, including over 80 commission-free ETFs from leading independent providers, and over 7,700 non-proprietary mutual funds;

•	Managed Investment Portfolio advisory services from an affiliated registered investment advisor, with an investment of $25,000 or more, which provides one-on-one professional portfolio management;

•

Unified Managed Account advisory services from an affiliated registered investment advisor, with an investment of $250,000 or more, which provides customers the opportunity to work with a dedicated investment professional to obtain a comprehensive, integrated approach to asset allocation, investments, portfolio rebalancing and tax management;

•	comprehensive Online Portfolio Advisor to help customers identify the right asset allocation and provide a range of solutions including a one-time investment portfolio or a managed investment account;

•	fixed income tools in our Bond Resource Center aimed at helping customers identify, evaluate and implement fixed income investment strategies;

•

access to our redesigned investor education center with over 400 individual educational articles and videos from over 10 independent sources and E*TRADE’s financial experts, along with live events, webcasts; web seminars; tutorials and demos totaling more than 100 courses; and

•	FDIC insured deposit accounts, including checking, savings and money market accounts, including those that transfer funds to and from customer brokerage accounts.

Corporate Services

We offer software and services for managing equity compensation plans for corporate customers. Our Equity Edge Online™ platform facilitates the management of employee stock option plans, employee stock purchase plans and restricted stock plans, including necessary accounting and reporting functions. This product serves as an important introductory channel to E*TRADE for our corporate services account holders, with our goal being that these individuals will also use our brokerage products and services. Equity Edge Online™ recordkeeping and reporting was rated #1 in overall satisfaction for the second year in a row by Group Five, an independent consulting and research firm, in its 2013 Stock Plan Administration Study Industry Report.

Market Making

Our trading and investing segment also includes market making activities which match buyers and sellers of securities from our retail brokerage business and unrelated third parties. As a market maker, we take positions in securities and function as a wholesale trader by combining trading lots to match buyers and sellers of securities. Trading gains and losses result from these activities. Our revenues are influenced by overall trading volumes, trade mix and the number of stocks for which we act as a market maker and the trading volumes and volatility of those specific stocks. We entered into a definitive agreement to sell the market making business, G1 Execution Services, LLC, to an affiliate of Susquehanna for approximately $75 million. The sale of G1 Execution Services, LLC was completed on February 10, 2014.

Balance Sheet Management

The balance sheet management segment serves as a means to maximize the value of our customer deposits, focusing on asset allocation and managing credit, liquidity and interest rate risks. The balance sheet management segment manages our legacy loan portfolio which has been in runoff mode since 2008, as well as agency mortgage-backed securities, and other investments. Funding sources consist of customer payables and deposits which originate in the trading and investing segment, as well as wholesale funding.

For statistical information regarding products and services, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”). Three years of segment financial performance and data can be found in the MD&A and in Note 21—Segment Information of Item 8. Financial Statements and Supplementary Data.

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

We provide sales and customer support through the following channels of our registered broker-dealer and investment advisory subsidiaries:

•

Branches—we have 30 branches located in the U.S. where retail investors can go to service their needs while receiving face to face customer support. Financial consultants are also available on-site to help customers assess their current asset allocation and develop plans to help them achieve their investment goals. Customers can also contact our financial consultants via phone or e-mail if they cannot visit the branches.

•

Online—we have an Online Advisor tool available that provides asset allocation and a range of investment solutions that can be managed online or through a dedicated investment professional. We also have an Online Service Center where customers can request services on their accounts and obtain answers to frequently asked questions. The online service center also provides customers with the ability to send a secure message and/or engage in Live Chat with one of our customer service representatives. In addition, we offer our Investor Education Center, providing customers with access to a variety of live and on-demand courses.

•

Telephonic—we have a toll free number that connects customers to an automated phone system which will help ensure that they are directed to the appropriate department where a financial consultant or licensed customer service representative can assist with their inquiry.

COMPETITION

The online financial services market continues to evolve and remains highly competitive. Our trading and investing segment competes with full commission brokerage firms, discount brokerage firms, online brokerage firms, Internet banks and traditional “brick & mortar” retail banks and thrifts. Some of these competitors provide Internet trading and banking services, investment advisor services, touchtone telephone and voice response banking services, electronic bill payment services and a host of other financial products. Our balance sheet management segment competes with all users of market liquidity, including the types of competitors listed above, in its quest for the least expensive source of funding.

The financial services industry has become more concentrated as companies involved in a broad range of financial services have been acquired, merged or have declared bankruptcy. We believe we can continue to attract retail customers by providing them with easy-to-use and innovative financial products and services.

We also face competition in attracting and retaining qualified employees. Our ability to compete effectively in financial services will depend upon our ability to attract new employees and retain and motivate our existing employees while efficiently managing compensation-related costs.

REGULATION

Our business is subject to regulation by U.S. federal and state regulatory agencies and various non-U.S. governmental agencies and self-regulatory organizations, including, for example, central banks and securities exchanges, each of which has been charged with the protection of the financial markets and the protection of the interests of those participating in those markets. We have been, along with other large financial institutions, subject to heightened expectations from our regulators with respect to compliance with laws and regulations, including our controls and business processes, which we expect will continue. We also anticipate that our regulators will intensify their supervision through the exam process and increase their enforcement of regulations across the industry. The regulators’ heightened expectations and intense supervision have and will continue to increase our costs and may limit our ability to pursue certain business opportunities.

Our primary regulators, in the U.S. include, among others, the Securities and Exchange Commission (“SEC”), the Financial Industry Regulatory Authority (“FINRA”), The NASDAQ Stock Market (“NASDAQ”), the Commodity Futures Trading Commission (“CFTC”), the National Futures Association (“NFA”), the FDIC,

the Board of Governors of the Federal Reserve System (“Federal Reserve”), the Municipal Securities Rulemaking Board, the Office of the Comptroller of the Currency (“OCC”) and the Consumer Financial Protection Bureau (“CFPB”).

Both our brokerage and banking entities are subject to the Bank Secrecy Act, as amended by the USA PATRIOT ACT of 2001 (“BSA/USA PATRIOT Act”), which requires financial institutions to develop anti-money laundering (“AML”) programs to assist in the prevention and detection of money laundering and combating terrorism. In order to comply with the BSA/USA PATRIOT Act, we have an AML department that is responsible for developing and implementing our enterprise-wide programs for compliance with the various anti-money laundering and counter-terrorist financing laws and regulations. Our brokerage and banking entities are also subject to U.S. sanctions laws administered by the Office of Foreign Assets Control and we have policies and procedures in place to comply with these laws.

For customer privacy and information security, under the rules of the Gramm-Leach-Bliley Act of 1999, our brokerage and banking entities are required to disclose their privacy policies and practices related to sharing customer information with affiliates and non-affiliates. These rules also give customers the ability to “opt out” of having non-public information disclosed to third parties or receiving marketing solicitations from affiliates and non-affiliates based on non-public information received from our brokerage and banking entities.

Brokerage Regulation

Our broker-dealers are registered with the SEC and are subject to regulation by the SEC and by self-regulatory organizations, such as FINRA and the securities exchanges of which each is a member, as well as various state regulators. In addition, E*TRADE Clearing LLC and E*TRADE Securities LLC are registered with the CFTC as a futures commission merchant and introducing broker, respectively, and are both members of the NFA. Such regulation covers various aspects of these businesses, including for example, client protection, net capital requirements, required books and records, safekeeping of funds and securities, trading, prohibited transactions, public offerings, margin lending, customer qualifications for margin and options transactions, registration of personnel and transactions with affiliates. Our international broker-dealers are regulated by their respective local regulators such as the United Kingdom Financial Conduct Authority and Hong Kong Securities & Futures Commission.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) includes various provisions that affect the regulation of broker-dealers, futures commission merchants and introducing brokers. For example, the SEC is authorized to adopt a fiduciary duty standard applicable to broker-dealers when providing personalized investment advice about securities to retail customers. To date, the SEC has not proposed any rulemaking under this authority. The U.S. Department of Labor is considering revisions to regulations under the Employee Retirement Income Security Act of 1974 that could subject broker-dealers to a fiduciary duty and prohibit specified transactions for a wider range of customer interactions. These developments may impact the manner in which affected businesses are conducted, decrease profitability and increase potential liabilities.

Banking Regulation

Our banking entities are subject to regulation, supervision and examination for safety and soundness by the Federal Reserve, OCC, FDIC and CFPB for compliance with federal consumer finance laws. Such regulation covers all aspects of the banking business, including lending practices, safeguarding deposits, customer privacy and information security, capital structure, transactions with affiliates and conduct and qualifications of personnel.

Each of our banking entities has deposits insured by the FDIC and pays quarterly assessments to the Deposit Insurance Fund (“DIF”), maintained by the FDIC, to pay for this insurance coverage. The Dodd-Frank Act made permanent the general $250,000 deposit insurance limit for insured deposits. As of April 1, 2011, the assessment base for insured depository institutions was changed from domestic deposits, with some adjustments, to average consolidated total assets minus average tangible equity. The FDIC also changed its methodology for calculating the assessment rate for E*TRADE Bank and other large and highly complex depository institutions. The new risk-based assessment utilizes a scorecard method for calculating a large depository institution’s assessment rate based on a number of factors, including the institution’s CAMELS ratings, asset quality and brokered deposits. In October 2012, the FDIC amended its 2011 rule to revise the definition of certain higher risk assets used to calculate the quarterly insurance assessment beginning on April 1, 2013. The FDIC will continue to assess the changes to the assessment rates at least annually.

In February 2014, the OCC issued clarifying guidance related to secured consumer debt discharged in Chapter 7 bankruptcy proceedings. The guidance provided clarification on when mortgage loans related to borrowers with debt discharged in Chapter 7 bankruptcy proceedings should be charged-off and how to account for future interest payments on these mortgage loans. We are evaluating this clarifying information and currently do not anticipate this guidance to have a meaningful impact on our allowance for loan losses or accounting policy for operating interest income.

Financial Regulatory Reform Legislation

The Dodd-Frank Act was signed into law on July 21, 2010 and includes comprehensive changes to the financial services industry. For example, under the Dodd-Frank Act, our former primary federal bank regulator, the Office of Thrift Supervision (“OTS”), was abolished in July 2011 and its functions and personnel distributed among the OCC, FDIC and Federal Reserve. In addition, the CFPB will oversee compliance by the Company with federal consumer finance laws. Although the Dodd-Frank Act maintains the federal thrift charter, it eliminates certain benefits of the charter and imposes new penalties for failure to comply with the qualified thrift lender test. The Dodd-Frank Act also requires all companies, including savings and loan holding companies, that directly or indirectly control an insured depository institution to serve as a source of strength for the institution.

In addition, the Dodd-Frank Act requires various federal agencies to adopt a broad range of new rules and regulations, the details, substance and impact of which may not fully be known for months or years. However, the implementation of holding company capital requirements will impact us as the parent company was not previously subject to regulatory capital requirements. These requirements will become effective for us on January 1, 2015, as further explained below. We believe these capital ratios are an important measure of capital strength and accordingly we manage our capital against the current capital ratios that apply to bank holding companies. We are currently in compliance with the current capital requirements that apply to bank holding companies and we have no plans to raise additional capital as a result of these new requirements.

Basel III Framework

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

In July 2013, the U.S. Federal banking agencies finalized a rule to implement Basel III in the U.S., a framework for the calculation and components of a banking organization’s regulatory capital and for calculating a banking organization’s risk-weighted assets. Among other things, the Basel III rule raises the minimum thresholds for required capital and revises certain aspects of the definitions and elements of the capital that can be used to satisfy these required minimum thresholds. While the rules became effective on January 1, 2014 for certain large banking organizations, most U.S. banking organizations, including the Company and E*TRADE Bank, have until January 1, 2015 to begin complying with this new framework, with the fully phased-in Basel III capital standards becoming effective in 2019. We expect to be compliant with the Basel III framework, as it is phased-in.

We believe the most relevant elements of the final rule to us relate to the risk-weighting of mortgage loans, which will remain unchanged from current rules, and margin receivables, which will qualify for 0% risk-weighting. In addition, the final rule gives the option for a one-time permanent election for the inclusion or exclusion in the calculation of Common Tier 1 capital of unrealized gains (losses) on all available-for-sale debt securities; we currently intend to elect to exclude unrealized gains (losses). We believe the incorporation of these elements will have a favorable impact on current capital ratios.

On October 24, 2013, U.S. Federal banking agencies issued an inter-agency notice of proposed rulemaking that would implement a quantitative liquidity requirement generally consistent with, and in some respects stricter than, the “liquidity coverage ratio” (“LCR”) standard established by Basel III. The purpose of the LCR proposal is to require certain financial institutions to hold minimum amounts of high-quality, liquid assets against its projected net cash outflows, over a 30-day period of stressed conditions. While the LCR proposals would apply only to companies with greater than $50 billion in assets and would therefore not apply to us, we will continue to assess the impact of the proposed rule and we expect to be in compliance with this rule.

Prompt Corrective Action

The Federal Deposit Insurance Corporation Improvement Act of 1991 requires the appropriate federal banking regulator to take “prompt corrective action” with respect to a depository institution if that institution does not meet certain capital adequacy standards. While these regulations apply only to banks, such as E*TRADE Bank, the Federal Reserve is authorized to take appropriate action against the parent bank holding company, such as E*TRADE Financial Corporation, based on the undercapitalized status of any bank subsidiary. In certain instances, we would be required to guarantee the performance of the capital restoration plan if our bank subsidiary were undercapitalized.

Derivatives

When fully implemented, Title VII of the Dodd-Frank Act will or potentially could subject derivatives that we enter into for hedging, risk management and other purposes to a comprehensive new regulatory regime. This requires central clearing and execution on designated markets or execution facilities for certain standardized derivatives and imposes or will impose margin, documentation, trade reporting and other new requirements. We are currently in compliance with these requirements and they did not have a material impact on our operations.

Volcker Rule

On December 10, 2013, the Federal Reserve, OCC, FDIC, SEC and CFTC, issued final rules to implement section 619 of the Dodd-Frank Act (these rules collectively known as the “Volcker Rule”). The Volcker Rule imposes prohibitions and restrictions on the ability of banking entities and nonbank financial companies to engage in proprietary trading, and to have certain interests in, or relationships with, hedge funds or private equity funds (“Covered Funds”). Since the adoption of the Volcker Rule, there have been questions in the industry as to whether collateralized debt obligations backed by trust preferred securities (“TruPS CDOs”) constituted Covered Funds under the Rule, thereby requiring banking entities to divest their holdings in the TruPS CDOs by July 2015. On January 14, 2014, the agencies that adopted the Volcker Rule approved an interim final rule to permit banking entities to retain interests in TruPS CDOs that met certain conditions, including (i) that the TruPS CDO be established before May 19, 2010; (ii) that the banking entity’s interest in the TruPS CDO be acquired on or before December 10, 2013; and (iii) that the TruPS CDO be invested in “qualifying” collateral. We have assessed the impact of the Volcker Rule as it relates to the trust preferred securities that were issued by ETB Holdings, Inc. and have determined that the trust preferred securities are exempt under the provisions of the interim final rule.

Stress Testing

On October 9, 2012, regulators issued final rules implementing provisions of the Dodd-Frank Act that require banking organizations with total consolidated assets of more than $10 billion but less than $50 billion to conduct annual company-run stress tests, report the results to their primary federal regulator and the Federal Reserve and publish a summary of the results. Under the rules, stress tests must be conducted using certain scenarios (baseline, adverse and severely adverse), which the Federal Reserve will publish by November 15 of each year.

Under the OCC and the Federal Reserve stress test regulations, E*TRADE Bank and the Company, respectively, will be required to conduct stress-testing using the prescribed stress-testing methodologies. The final regulations require E*TRADE Bank to conduct its first stress test using financial statement data as of September 30, 2013, and it will be required to report results to the OCC on or before March 31, 2014. The Company will be required to conduct its first stress test using financial statement data as of September 30, 2016, and it will be required to disclose a summary of its stress test results to the Federal Reserve on or before March 31, 2017.

We conducted a company-run stress test for E*TRADE Bank and the Company, which we believe is consistent with the OCC’s and Federal Reserve’s methodologies, respectively, and provided the results to the OCC and the Federal Reserve with the submission of the long-term capital plan in February 2013. We believe that E*TRADE Bank is on schedule to provide the data from its first stress test to the OCC on or before March 31, 2014, as required.

For additional regulatory information on our brokerage and banking regulations, see Note 18—Regulatory Requirements of Item 8. Financial Statements and Supplementary Data.

AVAILABLE INFORMATION

We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, available free of charge at our website as soon as reasonably practicable after they have been filed with the SEC. Our website address is www.etrade.com. Other information on our website is not part of this report.

The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains the materials we file with the SEC at www.sec.gov.

ITEM	1A. RISK FACTORS

The following discussion sets forth the risk factors which could materially and adversely affect our business, financial condition and results of operations, and should be carefully considered in addition to the other information set forth in this report. These are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently do not deem to be material may also adversely affect our business, financial condition and results of operations.

Risks Relating to the Nature and Operation of Our Business

We have incurred significant losses in recent years and cannot assure that we will be profitable in the future.

We incurred a net loss of $112.6 million for the year ended December 31, 2012, due primarily to a $256.9 million loss on the early extinguishment of all the 12 1/2% springing lien notes due November 2017 (“12 1/2% Springing lien notes”) and 7  7/8% senior notes due December 2015 (“7 7/8% Notes”). Although we have taken a significant number of steps to reduce our credit exposure and reported net income of $86.0 million and $156.7 million for the years ended December 31, 2013 and 2011, respectively, we likely will continue to suffer credit losses in 2014. In late 2007, we experienced a substantial diminution of customer assets and accounts as a result of customer concerns regarding our credit related exposures. While we were able to stabilize our retail franchise during the ensuing period, it could take additional time to fully mitigate the credit issues in our loan portfolio, which could result in a net loss position.

We will continue to experience losses in our mortgage loan portfolio.

At December 31, 2013, the principal balance of our home equity loan portfolio was $3.5 billion and the allowance for loan losses for this portfolio was $326.1 million. At December 31, 2013, the principal balance of our one- to four-family loan portfolio was $4.5 billion and the allowance for loan losses for this portfolio was $102.2 million. Although the provision for loan losses has declined in recent periods, performance is subject to variability in any given quarter and we cannot state with certainty that the declining loan loss trend will continue. Due to the complexity and judgment required by management about the effect of matters that are inherently uncertain, there can be no assurance that our allowance for loan losses will be adequate. In the normal course of conducting examinations, our banking regulators, the OCC and Federal Reserve, continue to review our policies and procedures. This process is dynamic and ongoing and we cannot be certain that additional changes or actions to our policies and procedures will not result from their continuing review. We may be required under such circumstances to further increase the allowance for loan losses, which could have an adverse effect on our regulatory capital position and our results of operations in future periods.

The carrying value of the home equity and one- to four-family loan portfolios was $3.1 billion and $4.4 billion, respectively, at December 31, 2013. The home equity and one- to four-family loan portfolios are held on the consolidated balance sheet at carrying value because they are classified as held for investment, which indicates that we have the intent and ability to hold them for the foreseeable future or until maturity. The fair value of our home equity and one- to four-family loan portfolios was estimated to be $2.8 billion and $3.8 billion, respectively, at December 31, 2013, in accordance with the fair value measurements accounting guidance, as disclosed in Note 4—Fair Value Disclosures of Item 8. Financial Statements and Supplementary Data. The fair value of the home equity and one- to four-family loan portfolios was estimated using a modeling technique that discounted future cash flows based on estimated principal and interest payments over the life of the loans, including expected losses and prepayments. There was limited or no observable market data for the home equity and one- to four-family loan portfolios. Given the limited market data, the fair value measurements cannot be determined with precision and the amount that would be realized in a forced liquidation, an actual sale or immediate settlement could be significantly lower than both the carrying value and the estimated fair value of the portfolio. In addition, changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results of current or future fair value estimates.

Certain characteristics of our mortgage loan portfolio indicate an increased risk of loss. For example, at December 31, 2013:

•	approximately 27% and 42% of the one- to four-family and home equity loan portfolios, respectively, had a current loan-to-value (“LTV”)/combined loan-to-value (“CLTV”) of greater than 100%;

•	approximately 59% and 49% of the one- to four-family and home equity loan portfolios, respectively, were originated with low or no documentation; and

•	borrowers with current Fair Isaac Credit Organization (“FICO”) scores less than 700 consisted of approximately 40% and 38% of the one- to four-family and home equity loan portfolios, respectively.

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

Approximately 85% of the home equity loan portfolio consists of second lien loans on residential real estate properties. The average estimated current CLTV on our home equity loan portfolio was 98% as of December 31, 2013. We hold both the first and second lien positions in less than 1% of the home equity loan portfolio, exposing us to risk associated with the actions and inactions of the first lien lender.

We monitor our borrowers by refreshing FICO scores and CLTV information on a quarterly basis. We do not have access to complete data on the first lien positions of second lien home equity loans. In addition, we rely on third party servicers to provide payment information on home equity loans, including which borrowers are paying only the minimum amount due.

Home equity lines of credit convert to amortizing loans at the end of the draw period, which typically ranges from five to ten years. Approximately 9% of this portfolio will require borrowers to repay the loan in full at the end of the draw period, commonly referred to as “balloon loans”. At December 31, 2013, the majority of the home equity line of credit portfolio had not converted from the interest-only draw period to an amortizing loan. In addition, approximately 80% of the home equity line of credit portfolio will not begin amortizing until after 2014. As a result, we do not yet have sufficient data relating to loan default and delinquency of amortizing home equity lines of credit to determine if the performance is different than the trends observed for home equity lines of credit in an interest-only draw period.

We rely on third party service providers to perform certain key functions.

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

We do not directly service any of our loans and as a result, we rely on third party vendors and servicers to provide information on our loan portfolio. From time to time we have discovered that these vendors and servicers have provided incomplete or untimely information to us about our loan portfolio. For example, provision for loan losses increased in the third quarter of 2012 in connection with our discovery that one of our third party loan servicers had not been reporting historical bankruptcy data to us on a timely basis and, as a result, we recorded additional charge-offs in the third quarter of 2012. In connection with this discovery, we implemented an enhanced procedure around all servicer reporting to corroborate bankruptcy reporting with independent third party data.

Loss of customers and assets could destabilize the Company or result in lower revenues in future periods.

During November 2007, well-publicized concerns about E*TRADE Bank’s holdings of asset-backed securities led to widespread concerns about our continued viability. From the beginning of this crisis through December 31, 2007, when the situation stabilized, customers withdrew approximately $5.6 billion of net cash and approximately $12.2 billion of net assets from our bank and brokerage businesses. Many of the accounts that were closed belonged to sophisticated and active customers with large cash and securities balances. While we were able to stabilize our retail franchise, concerns about our viability may recur, which could lead to destabilization and asset and customer attrition. If such destabilization should occur, there can be no assurance that we will be able to successfully rebuild our franchise by reclaiming customers and growing assets. If we are unable to sustain or, if necessary, rebuild our franchise, in future periods our revenues could be lower and our losses could be greater than we have experienced in the past.

We have a large amount of corporate debt which limits how we conduct our business.

We have issued a substantial amount of corporate debt, with restrictive financial and other covenants and our expected annual interest cash outlay is approximately $110 million. Our ratio of corporate debt to equity (expressed as a percentage) was 36% at December 31, 2013. The degree to which we are leveraged could have important consequences, including:

•	a substantial portion of our cash flow from operations is dedicated to the payment of principal and interest on our indebtedness, thereby reducing the funds available for other purposes;

•	our ability to obtain additional financing for working capital, capital expenditures, acquisitions and other corporate needs is significantly limited; and

•

our substantial leverage may place us at a competitive disadvantage, hinder our ability to adjust rapidly to changing market conditions and make us more vulnerable in the event of a further downturn in general economic conditions or our business.

In addition, a significant reduction in revenues could have a material adverse effect on our ability to meet our debt obligations.

We conduct all of our operations through subsidiaries and rely on dividends from our subsidiaries for all of our revenues, which are subject to advance regulatory approval in the case of our most significant subsidiaries.

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

During the third quarter of 2012, we received initial feedback from our regulators on this plan and we believe that key elements of this plan, specifically reducing risk, deleveraging the balance sheet and the development of an enterprise risk management function, are critical. We submitted an updated long-term capital plan to the OCC and Federal Reserve in February 2013, which included the key elements outlined in the initial plan as well as the progress made during 2012 on those key elements. We believe we have made important progress on our long-term capital plan, as evidenced by the $100 million and $75 million dividends that our regulators approved from E*TRADE Bank during the third and fourth quarters of 2013, respectively, and the $75 million dividend approved in the first quarter of 2014. We plan to request a dividend each quarter over the near term up to the level of E*TRADE Bank’s net income from the previous quarter, while continuing an active and ongoing dialogue with our regulators to ensure our execution of the plan is consistent with their expectations. We cannot be certain that we will continue to receive regulatory approval for future dividends at consistent levels or at all.

E*TRADE Bank is also required to submit its first company-run stress test to assess the potential impact of hypothetical economic stress scenarios on consolidated earnings, losses and regulatory capital ratios over a nine-quarter planning horizon by March 31, 2014. The OCC will analyze the quality of E*TRADE Bank’s stress test process and results. While there is no formal mechanism for the OCC to “pass” or “fail” E*TRADE Bank’s stress test processes and results, it will likely consider these processes and results in evaluating proposed actions that may affect our bank’s capital, including but not limited to dividend payments, redemption or repurchase of regulatory capital instruments and mergers and acquisitions. If the OCC were to object to any such proposed action, our business prospects, results of operations and financial condition could be adversely affected.

We operate in a highly competitive industry where many of our competitors have greater financial, technical, marketing and other resources.

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

In addition, we compete in a technology-intensive industry characterized by rapid innovation. We may be unable to effectively use new technologies, adopt our services to emerging industry standards or develop, introduce and market enhanced or new products and services. If we are not able to update or adapt our products and services to take advantage of the latest technologies and standards, or are otherwise unable to tailor the delivery of our services to the latest personal and mobile computing devices preferred by our retail customers, our business and financial performance could suffer.

Our ability to compete successfully in the financial services industry depends on a number of factors, including, among other things:

•	maintaining/expanding our market position;

•	retaining customers and maintaining customer satisfaction while attracting new customers;

•	providing easy to use and innovative financial products and services which appeal to retail investors;

•	our reputation and the market perception of our brand and overall value;

•	maintaining competitive pricing;

•	adapting to an increasingly concentrated competitive landscape;

•	taking advantage of acquisition and other strategic opportunities;

•	the quality of our technology, products and services;

•	deploying a secure, and scalable technology and back office platform;

•	innovating effectively in launching new or enhanced products;

•	the differences in regulatory oversight regimes to which we and our competitors are subject;

•	attracting new employees and retaining and motivating our existing employees; and

•	general economic and industry trends.

Our competitive position within the industry could be adversely affected if we are unable to adequately address these factors, which could have a material adverse effect on our business and financial condition.

Turmoil in the global financial markets could reduce trade volumes and margin borrowing and increase our dependence on our more active customers who receive lower pricing, resulting in lower revenues.

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

We rely heavily on technology, which can be subject to interruption and instability.

We rely on technology, particularly the Internet, to conduct much of our business activity. Our technology operations, including our primary and disaster recovery data center operations, are vulnerable to disruptions from human error, natural disasters (such as fires, tornados, earthquakes and hurricanes), power outages, computer and telecommunications failures, computer viruses or other malicious software, distributed denial of service attacks, spam attacks, security breaches and other similar events. Extraordinary trading volumes could cause our computer systems to operate at an unacceptably slow speed or even fail. Disruptions to or instability of our technology or external technology that allows our customers to use our products and services could harm our business and our reputation. Should our technology operations be disrupted, we may have to make a significant investment to upgrade, repair or replace our technology infrastructure. While we have made significant investments to ensure the reliability of our operations, we cannot assure you that we will be able to maintain, expand and upgrade our systems and infrastructure to meet future requirements and mitigate future risks on a timely basis. Disruptions in service and slower system response times could result in substantial losses, decreased client satisfaction and harm to our reputation. In addition, technology systems, including our own proprietary systems and the systems of third parties on whom we rely to conduct portions of our operations, are potentially vulnerable to security breaches and unauthorized usage. An actual or perceived breach of the security of our technology could harm our business and our reputation. The occurrence of any of these events may have a material adverse effect on our business or results of operations.

Vulnerability of our customers’ computers and mobile devices could lead to significant losses related to identity theft or other fraud and harm our reputation and financial performance.

Because our business model relies heavily on our customers’ use of their own personal computers, mobile devices and the Internet, our business and reputation could be harmed by security breaches of our customers and third parties. Computer viruses and other attacks on our customers’ personal computer systems, home networks and mobile devices or against the third-party networks and systems of internet and mobile service providers could create losses for our customers even without any breach in the security of our systems, and could thereby harm our business and our reputation. As part of our E*TRADE Complete Protection Guarantee, we reimburse our customers for losses caused by a breach of security of our customers’ own personal systems. Such reimbursements could have a material impact on our financial performance.

Unauthorized disclosure of confidential customer information, whether through a breach of our computer systems or those of our customers or third parties, may subject us to significant liability and reputational harm.

As part of our business, we are required to collect, use and store customer, employee and third party personally identifiable information (“PII”). This may include, among other information, names, addresses, phone numbers, email addresses, contact preferences, tax identification numbers and account information. We maintain systems and procedures designed to securely process, transmit and store confidential information (including PII) and protect against unauthorized access to such information. We also require our third party vendors to have adequate security if they have access to PII. Despite these security measures, our systems, and those of our customers and third party vendors, may be vulnerable to security breaches, cyber-attacks, acts of vandalism and computer viruses which could result in unauthorized access, misuse, loss or destruction of data, an interruption in service or other similar events. Any security breach involving the misappropriation, loss or other unauthorized disclosure of PII, whether by us or by our customers or third party vendors, could severely damage our reputation, expose us to the risk of litigation and liability, disrupt our operations and have a materially adverse effect on our business.

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

Net operating interest income is an important source of our revenue. Our results of operations depend, in part, on our level of net operating interest income and our effective management of the impact of changing interest rates and varying asset and liability maturities. Our ability to manage interest rate risk could impact our financial condition. We use derivatives as hedging instruments to reduce the potential effects of changes in interest rates on our results of operations. However, the derivatives we utilize may not be completely effective at managing this risk and changes in market interest rates and the yield curve could reduce the value of our financial assets and reduce our net operating interest income.

Enterprise net interest spread may fluctuate based on the size and mix of the balance sheet, as well as the impact from changes in market interest rates. Among other items, we periodically enter into repurchase agreements to support the funding and liquidity requirements of E*TRADE Bank. If we are unsuccessful in maintaining our relationships with these counterparties, we could recognize substantial losses on the derivatives we utilized to hedge repurchase agreements.

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

We provide advisory services to investors to aid them in their decision making. Investment decisions and suggestions are based on publicly available documents and communications with investors regarding investment preferences and risk tolerances. Publicly available documents may be inaccurate and misleading, resulting in recommendations or transactions that are inconsistent with investors’ intended results. In addition, advisors may not understand investor needs or risk tolerances, which may result in the recommendation or purchase of a portfolio of assets that may not be suitable for the investor. To the extent that we fail to know our customers or improperly advise them, we could be found liable for losses suffered by such customers, which could harm our reputation and business.

We have a significant deferred tax asset and cannot assure it will be fully realized.

We had net deferred tax assets of $1,239.0 million at December 31, 2013. We did not establish a valuation allowance against our federal net deferred tax assets at December 31, 2013 as we believe that it is more likely than not that all of these assets will be realized. In evaluating the need for a valuation allowance, we estimated future taxable income based on management approved forecasts. This process required significant judgment by management about matters that are by nature uncertain. If future events differ significantly from our current forecasts, a valuation allowance may need to be established, which could have a material adverse effect on our results of operations and our financial condition.

As a result of a registered offering of the Company’s common stock, an exchange of certain of the Company’s debt securities and related transactions in 2009, we believe that we experienced an “ownership change” for tax purposes that could cause us to permanently lose a significant portion of our U.S. federal and state deferred tax assets.

As a result of a registered offering of the Company’s common stock, an exchange of certain of the Company’s debt securities and related transactions in 2009, we believe that we experienced an “ownership change” as defined under Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”) (which is generally a greater than 50 percentage point increase by certain “5% shareholders” over a rolling three year period). Section 382 imposes an annual limitation on the utilization of deferred tax assets, such as net operating loss carry forwards and other tax attributes, once an ownership change has occurred. Depending on the size of the annual limitation (which is in part a function of our market capitalization at the time of the ownership change) and the remaining carry forward period of the tax assets (U.S. federal net operating losses generally may be carried forward for a period of 20 years), we could realize a permanent loss of a portion of our U.S. federal and state deferred tax assets and certain built-in losses that have not been recognized for tax purposes. We believe the tax ownership change will extend the period of time it will take to fully utilize our pre-ownership change net operating losses (“NOLs”), but will not limit the total amount of pre-ownership change federal NOLs we can utilize. This is a complex analysis and requires the Company to make certain judgments in determining the annual limitation. As a result, it is possible that we could ultimately lose a significant portion of deferred tax assets, which could have a material adverse effect on our results of operations and financial condition.

Risks Relating to the Regulation of Our Business

We are subject to extensive government regulation, including banking and securities rules and regulations, which could restrict our business practices.

The securities and banking industries are subject to extensive regulation. Our broker-dealer subsidiaries must comply with many laws and rules, including rules relating to sales practices and the suitability of recommendations to customers, possession and control of customer funds and securities, margin lending, execution and settlement of transactions and anti-money laundering.

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

While we have implemented policies and procedures designed to ensure compliance with all applicable laws and regulations, there can be no assurance that violations will not occur. Failure to comply with applicable laws and regulations and our policies could result in sanctions by regulatory agencies, litigation, civil penalties and harm to our reputation, which could have a material adverse effect on our business, financial condition and results of operations.

Recently enacted regulatory reform legislation may have a material impact on our operations. In addition, if we are unable to meet these new requirements, we could face negative regulatory consequences, which would have a material negative effect on our business.

On July 21, 2010, the President signed into law the Dodd-Frank Act. This law contains various provisions designed to enhance financial stability and to reduce the likelihood of another financial crisis and significantly changed the bank regulatory structure for our Company and its thrift subsidiaries. Portions of the Dodd-Frank Act were effective immediately, but other portions will be effective following extended transition periods or through numerous rulemakings by multiple government agencies and many of those rulemakings have not yet been completed. While there continues to be uncertainty about the full impact of those changes, we do know that we will be subject to a more complex regulatory framework. We will also incur costs to comply with new requirements as well as to monitor for compliance in the future. The key effects of the Dodd-Frank Act, when fully implemented, on our business are:

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

We are required to file periodic reports with the Federal Reserve and are subject to examination and supervision by it. The Federal Reserve also has certain types of enforcement powers over us, ETB Holdings, Inc., and our non-depository institution subsidiaries, including the ability to issue cease-and-desist orders, force divestiture of our thrift subsidiaries and impose civil and monetary penalties for violations of federal banking laws and regulations or for unsafe or unsound banking practices. Our thrift subsidiaries are subject to similar reporting, examination, supervision and enforcement oversight by the OCC. The Federal Reserve has issued guidance aligning the supervisory and regulatory standards of savings and loan holding companies more closely with the standards applicable to bank holding companies. The Federal Reserve had also indicated that its supervision of savings and loan holding companies may entail a more rigorous level of review than previously applied by the OTS, which was eliminated by the Dodd-Frank Act.

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

For us, one of the most significant changes under the new law is that savings and loan holding companies such as our Company for the first time will become subject to the same capital and activity requirements as those applicable to bank holding companies. In addition, we will be subject to the same capital requirements as those applied to banks, which requirements exclude, on a phase-out basis, all trust preferred securities from Tier 1 capital. The phase-in of the adopted rules is scheduled to begin in 2015, and we will be required to comply with the fully phased-in capital standards beginning in 2019. We fully expect to meet the capital requirements applicable to thrift holding companies as they are phased in. However, it is possible that our regulators may impose more stringent capital and other prudential standards on us prior to the end of the five year phase-in period. For example, both the OCC and the Federal Reserve have issued final regulations that will require E*TRADE Bank and will ultimately also require the parent company to conduct capital adequacy stress tests on their operations. E*TRADE Bank will be required to disclose a summary of these stress test results to the OCC on or before March 31, 2014 and the Company will ultimately also be required to disclose a summary of its stress test results to the Federal Reserve on or before March 31, 2017.

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

During 2012, the Company completed a review of order handling practices and pricing for order flow between E*TRADE Securities LLC and G1 Execution Services, LLC. The Company has implemented the changes to its practices and procedures that were recommended during the review. Banking regulators and federal securities regulators were regularly updated during the course of the review and may initiate investigations into the Company’s historical practices which could subject it to monetary penalties and cease-and-desist orders, which could also prompt claims by customers of E*TRADE Securities LLC. Any of these actions could materially and adversely affect the Company’s broker-dealer businesses. On July 11, 2013, FINRA notified E*TRADE Securities LLC and G1 Execution Services, LLC that it is conducting an examination of both firms’ routing practices. The Company is cooperating fully with FINRA in this examination and, under the agreement governing the sale of G1 Execution Services, LLC to Susquehanna, remains responsible for any resulting actions taken against G1 Execution Services, LLC as a result of such investigation.

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

In July 2013, the U.S. Federal banking agencies finalized a rule to implement Basel III in the U.S., a framework for the calculation and components of a banking organization’s regulatory capital and for calculating a banking organization’s risk-weighted assets. Among other things, the Basel III rule raises the minimum thresholds for required capital and revises certain aspects of the definitions and elements of the capital that can be used to satisfy these required minimum thresholds. While the rules became effective on January 1, 2014 for certain large banking organizations, most U.S. banking organizations including the Company and E*TRADE Bank, have until January 1, 2015 to begin complying with this new framework, with the fully phased-in Basel III capital standards becoming effective in 2019. We expect to be compliant with the Basel III framework, as it is phased-in.

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

On October 24, 2013, U.S. Federal banking agencies issued an inter-agency notice of proposed rulemaking that would implement a quantitative liquidity requirement generally consistent with, and in some respects stricter than, the LCR standard established by Basel III. The purpose of the LCR proposal is to require certain financial institutions to hold minimum amounts of high-quality, liquid assets against its projected net cash outflows. While the LCR proposals would apply only to companies with greater than $50 billion in assets and would therefore not apply to us, we will continue to assess the impact of the proposed rule and we expect to be in compliance with this rule.

As a non-grandfathered savings and loan holding company, we are subject to activity limitations and requirements that could restrict our ability to engage in certain activities and take advantage of certain business opportunities.

Under the Gramm-Leach-Bliley Act of 1999, our activities are restricted to those that are financial in nature and certain real estate-related activities. We believe all of our existing activities and investments are permissible under the Gramm-Leach-Bliley Act of 1999. At the same time, we are unable to pursue future activities that are not financial in nature or otherwise real-estate related. We are also limited in our ability to invest in other savings and loan holding companies. The Dodd-Frank Act also requires savings and loan holding companies like ours, as well as all of our thrift subsidiaries, to be both “well capitalized” and “well managed” in order for us to conduct certain financial activities, such as market making and securities underwriting. We believe that we will be able to continue to engage in all of our current financial activities. However, if we and our thrift subsidiaries are unable to satisfy the “well capitalized” and “well managed” requirements, we could be subject to activity restrictions that could prevent us from engaging in market making and securities underwriting, as well as other negative regulatory actions.

In addition, E*TRADE Bank is subject to extensive regulation of its activities and investments, capitalization, community reinvestment, risk management policies and procedures and relationships with affiliated companies. Acquisitions of and mergers with other financial institutions, purchases of deposits and loan portfolios, the establishment of new depository institution subsidiaries and the commencement of new activities by bank subsidiaries require the prior approval of the OCC and the Federal Reserve, and in some cases the FDIC, which may deny approval or limit the scope of our planned activity. Our compliance with these regulations and conditions could place us at a competitive disadvantage in an environment in which consolidation within the financial services industry is prevalent. Also, these regulations and conditions could affect our ability to realize synergies from future acquisitions, negatively affect us following an acquisition and also delay or prevent the development, introduction and marketing of new products and services. In addition, E*TRADE Clearing LLC and E*TRADE Securities LLC, as operating subsidiaries of E*TRADE Bank, are subject to increased regulatory oversight and the same activity restrictions that are applicable to E*TRADE Bank.

Risks Relating to Owning Our Stock

Our business operations are substantially restricted by the terms of our corporate debt.

The indentures governing our corporate debt contain various covenants and restrictions that place limitations on our ability and certain of our subsidiaries’ ability to, among other things:

•	incur additional indebtedness;

•	create liens;

•	pay dividends, make distributions or other payments;

•	repurchase or redeem capital stock;

•	make investments or other restricted payments;

•	enter into transactions with our shareholders or affiliates;

•	sell assets or shares of capital stock of our subsidiaries; and

•	merge, consolidate or transfer substantially all of our assets.

As a result of the covenants and restrictions contained in the indentures, we are limited in how we conduct our business and we may be unable to raise additional debt or equity financing at all or on terms sufficient to compete effectively or to take advantage of new business opportunities. Each series of our corporate debt contains a limitation, subject to important exceptions, on our ability to incur additional debt if our Consolidated Fixed Charge Coverage Ratio (as defined in the relevant indentures) is less than or equal to 2.5 to 1.0 under the terms of our outstanding convertible notes and 2.0 to 1.0 under the terms of our other outstanding series of notes. As of December 31, 2013, our Consolidated Fixed Charge Coverage Ratio was 4.4 to 1.0. The terms of any future indebtedness could include more restrictive covenants.

Although these covenants provide substantial flexibility, for example the ability to incur “refinancing indebtedness” and to incur up to $300 million of secured debt under a credit facility, the covenants, among other things, generally limit our ability to incur additional debt even if we were to substantially reduce our existing debt through debt exchange transactions. We could be forced to repay immediately all our outstanding debt securities at their full principal amount if we were to breach these covenants and did not cure such breach within the cure periods (if any) specified in the respective indentures. Further, if we experience a change of control, as defined in the indentures, we could be required to offer to purchase our debt securities at 101% of their principal amount. Under certain of our debt securities a “change of control” would occur if, among other things, a person became the beneficial owner of more than 50% of the total voting power of our voting stock which, with respect to the 6 3/4% senior notes due May 2016 (“6 3/4% Notes”), 6% senior notes due November 2017 (“6% Notes”) and 6 3/8% senior notes due November 2019 (“6 3/8% Notes”), would need to be coupled with a ratings downgrade before we would be required to offer to purchase those securities.

We cannot assure that we will be able to remain in compliance with these covenants in the future and, if we fail to comply, we cannot guarantee that we will be able to obtain waivers from the appropriate parties and/or amend the covenants.

The value of our common stock may be diluted if we need additional funds in the future.

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

From January 1, 2011 through December 31, 2013, the price per share of our common stock ranged from a low of $7.08 to a high of $19.67. The market price of our common stock has been, and is likely to continue to be, highly volatile and subject to wide fluctuations. In the past, volatility in the market price of a company’s securities has often led to securities class action litigation. Such litigation could result in substantial costs to us and divert our attention and resources, which could harm our business. As discussed in Note 20—Commitments, Contingencies and Other Regulatory Matters of Item 8. Financial Statements and Supplementary Data, we were a party to litigation related to the decline in the market price of our stock and such litigation could occur again in the future. Declines in the market price of our common stock or failure of the market price to increase could also harm our ability to retain key employees, reduce our access to capital, impact our ability to utilize deferred tax assets in the event of another ownership change and otherwise harm our business.

We have provisions in our organizational documents that may discourage takeover attempts.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.     PROPERTIES

A summary of our significant locations at December 31, 2013 is shown in the following table. All facilities are leased, except for 165,000 square feet of our office in Alpharetta, Georgia. Square footage amounts are net of space that has been sublet or part of a facility restructuring.

Location	Approximate Square Footage
Alpharetta, Georgia	254,000
Jersey City, New Jersey	107,000
Arlington, Virginia	102,000
Sandy, Utah	66,000
Menlo Park, California	63,000
New York, New York	39,000
Chicago, Illinois(1)	36,000

(1)

Includes approximately 25,000 square footage related to G1 Execution Services, LLC. We entered into a definitive agreement to sell G1 Execution Services, LLC to an affiliate of Susquehanna. The lease was assigned to Susquehanna upon closing of the sale on February 10, 2014.

All of our facilities are used by either our trading and investing or balance sheet management segments, in addition to the corporate/other category. All other leased facilities with space of less than 25,000 square feet are not listed by location. In addition to the significant facilities above, we also lease all 30 E*TRADE branches, ranging in space from approximately 2,500 to 8,000 square feet. We believe our facilities space is adequate to meet our needs in 2014.

ITEM 3.     LEGAL PROCEEDINGS

On October 27, 2000, Ajaxo, Inc. (“Ajaxo”) filed a complaint in the Superior Court for the State of California, County of Santa Clara. Ajaxo sought damages and certain non-monetary relief for the Company’s alleged breach of a non-disclosure agreement with Ajaxo pertaining to certain wireless technology that Ajaxo offered the Company as well as damages and other relief against the Company for their alleged misappropriation of Ajaxo’s trade secrets. Following a jury trial, a judgment was entered in 2003 in favor of Ajaxo against the Company for $1.3 million for breach of the Ajaxo non-disclosure agreement. Although the jury found in favor of Ajaxo on its claim against the Company for misappropriation of trade secrets, the trial court subsequently denied Ajaxo’s requests for additional damages and relief. On December 21, 2005, the California Court of Appeal affirmed the above-described award against the Company for breach of the nondisclosure agreement but remanded the case to the trial court for the limited purpose of determining what, if any, additional damages Ajaxo may be entitled to as a result of the jury’s previous finding in favor of Ajaxo on its claim against the Company for misappropriation of trade secrets. Although the Company paid Ajaxo the full amount due on the above-described judgment, the case was remanded back to the trial court, and on May 30, 2008, a jury returned a verdict in favor of the Company denying all claims raised and demands for damages against the Company. Following the trial court’s filing of entry of judgment in favor of the Company on September 5, 2008, Ajaxo filed post-trial motions for vacating this entry of judgment and requesting a new trial. By order dated November 4, 2008, the trial court denied these motions. On December 2, 2008, Ajaxo filed a notice of appeal with the Court of Appeal of the State of California for the Sixth District. Oral argument on the appeal was heard on July 15, 2010. On August 30, 2010, the Court of Appeal affirmed the trial court’s verdict in part and reversed the verdict in part, remanding the case. The Company petitioned the Supreme Court of California for review of the Court of Appeal decision. On December 16, 2010, the California Supreme Court denied the Company’s petition for review and remanded for further proceedings to the trial court. On September 20, 2011, the trial court granted limited discovery at a conference on November 4, 2011. The testimonial phase of the third trial in this matter concluded on June 12, 2012. Written closing statements were submitted on January 17, 2014. The parties await decision on whether there will be a second phase of this bench trial. The Company will continue to defend itself vigorously.

On October 17, 2007, the SEC initiated an informal inquiry into matters related to the Company’s mortgage loan and mortgage-related securities investment portfolios. The Company has cooperated fully with the SEC in this matter.

A verified shareholder derivative complaint was filed in the United States District Court for the Southern District of New York on October 4, 2007 by Catherine Rubery, against the Company and its then Chief Executive Officer, President/Chief Operating Officer, Chief Financial Officer and individual members of its board of directors at the time. The Rubery complaint was consolidated with another shareholder derivative complaint brought by shareholder Marilyn Clark in the same court and against the same named defendants. On July 26, 2010, plaintiffs served their consolidated amended complaint, in which they also named the Company’s former Capital Markets Division President as a defendant. Plaintiffs contended, among other things, that the value of the Company’s stock between April 19, 2006 and November 9, 2007 was artificially inflated because certain of the Company’s officers made materially false and misleading statements and failed to disclose that the Company was experiencing a rise in delinquencies, and therefore lacked a reasonable basis for statements about the Company’s earnings and prospects. Plaintiffs allege, among other things, causes of action for breach of fiduciary duty, waste of corporate assets, unjust enrichment, and violation of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaint seeks, among other things, unspecified monetary damages in favor of the Company, changes to certain corporate governance procedures and various forms of injunctive relief. The parties agreed to settle this action and a Stipulation of Settlement was signed on October 2, 2012, which included an agreement to implement or maintain certain corporate governance procedures. The parties did not reach an agreement on the issue of plaintiffs’ attorneys’ fees, however. The Court preliminarily approved the Stipulation of Settlement on April 2, 2013 and granted final approval of the settlement at a hearing on September 13, 2013. In orders entered on October 3, 2013, the Court confirmed final approval of the settlement, awarded fees and expenses to plaintiffs’ attorneys totaling $1.0 million and issued a final judgment and order of dismissal. Pursuant to the terms of the Stipulation of Settlement, payment of settlement proceeds was made and the action is now closed.

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

On May 16, 2011, Droplets Inc., the holder of two patents pertaining to user interface servers, filed a complaint in the U.S. District Court for the Eastern District of Texas against E*TRADE Financial Corporation, E*TRADE Securities LLC, E*TRADE Bank and multiple other unaffiliated financial services firms. Plaintiff contends that the defendants engaged in patent infringement under federal law. Plaintiff seeks unspecified damages and an injunction against future infringements, plus royalties, costs, interest and attorneys’ fees. On September 30, 2011, the Company and several co-defendants filed a motion to transfer the case to the Southern District of New York. Venue discovery occurred throughout December 2011. On January 1, 2012, a new judge was assigned to the case. On March 28, 2012, a change of venue was granted and the case was transferred to the United States District Court for the Southern District of New York. The Company filed its answer and counterclaim on June 13, 2012 and plaintiff moved to dismiss the counterclaim. The Company filed a motion for summary judgment. Plaintiffs sought to change venue back to the Eastern District of Texas on the theory that this case is one of several matters that should be consolidated in a single multi-district litigation. On December 12, 2012, the Multidistrict Litigation Panel denied the transfer of this action to Texas. By opinion dated April 4, 2013, the Court denied defendants’ motion for summary judgment and plaintiff’s motion to dismiss the counterclaims. The Court issued its order on claim construction on October 22, 2013, and by order dated January 28, 2014, the Court adopted the defendants’ proposed claims construction. The Company will continue to defend itself vigorously in this matter.

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

During 2012, the Company completed a review of order handling practices and pricing for order flow between E*TRADE Securities LLC and G1 Execution Services, LLC. The Company has implemented changes to its practices and procedures that were recommended during the review. Banking regulators and federal securities regulators were regularly updated during the course of the review and may initiate investigations into the Company’s historical practices which could subject it to monetary penalties and cease-and-desist orders, which could also prompt claims by customers of E*TRADE Securities LLC. Any of these actions could materially and adversely affect the Company’s broker-dealer businesses. On July 11, 2013, FINRA notified E*TRADE Securities LLC and G1 Execution Services, LLC that it is conducting an examination of both firms’ routing practices. The Company is cooperating fully with FINRA in this examination and, under the agreement governing the sale of G1 Execution Services, LLC to Susquehanna, remains responsible for any resulting actions taken against G1 Execution Services, LLC as a result of such investigation.

On April 30, 2013, a putative class action was filed by John Scranton, on behalf of himself and a class of persons similarly situated, against E*TRADE Financial Corporation and E*TRADE Securities LLC in the Superior Court of California, County of Santa Clara, pursuant to the California procedures for a private Attorney General action. The Complaint alleged that the Company misrepresented through its website that it would always automatically exercise options that were in-the-money by $0.01 or more on expiration date. Plaintiffs allege violations of the California Unfair Competition Law, the California Consumer Remedies Act, fraud, misrepresentation, negligent misrepresentation and breach of fiduciary duty. The case has been deemed complex within the meaning of the California Rules of Court, and a case management conference was held on September 13, 2013. The Company’s demurrer and motion to strike the complaint were granted by order dated December 20, 2013. The Court granted leave to amend the complaint. A second amended complaint was filed on January 31, 2014 and the Company’s response is due March 3, 2014. The Company will continue to defend itself vigorously in this matter.

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

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the NASDAQ Stock Market under the ticker symbol ETFC.

Price Range of Common Stock

The following table shows the high and low intraday sale prices of our common stock as reported by the NASDAQ for the periods indicated:

	High	Low
2013:
First Quarter	$11.82	$9.06
Second Quarter	$12.73	$9.52
Third Quarter	$17.73	$12.66
Fourth Quarter	$19.67	$15.54
2012:
First Quarter	$11.50	$7.77
Second Quarter	$11.16	$7.39
Third Quarter	$10.09	$7.08
Fourth Quarter	$9.54	$7.70

The closing sale price of our common stock as reported on the NASDAQ on February 21, 2014 was $22.37 per share. At that date, there were 1,384 holders of record of our common stock.

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

Equity Compensation Plan Information

In 2005, the Company adopted and the shareholders approved the 2005 Stock Incentive Plan (“2005 Plan”) to replace the 1996 Stock Incentive Plan (“1996 Plan”) which provides for the grant of nonqualified or incentive stock options, restricted stock awards and restricted stock units to officers, directors, employees and consultants for the purchase of newly issued shares of the Company’s common stock at a price determined by the Board at the date of the grant. The Company does not have a specific policy for issuing shares upon stock option exercises and share unit conversions; however, new shares are typically issued in connection with exercises and conversions. The Company intends to continue to issue new shares for future exercises and conversions.

Options are generally exercisable ratably over a two- to four-year period from the date the option is granted and most options expire within seven years from the date of grant. Certain options provide for accelerated vesting upon a change in control. Exercise prices are generally equal to the fair value of the shares on the grant date. As of December 31, 2013, there were 1.6 million shares outstanding related to non-vested stock options with a weighted average exercise price of $62.52.

The Company issues restricted stock awards and restricted stock units to certain employees. Each restricted stock unit can be converted into one share of the Company’s common stock upon vesting. These awards are issued at the fair value on the date of grant and vest ratably over the period, generally two to four years. The fair value is calculated as the market price upon issuance. As of December 31, 2013, there were 3.4 million awards and units outstanding related to non-vested awards.

Under the 2005 Plan, the remaining unissued authorized shares of the 1996 Plan, up to 4.2 million shares, were authorized for issuance. Additionally, any shares that had been awarded but remained unissued under the 1996 Plan that were subsequently canceled, would be authorized for issuance under the 2005 Plan, up to 3.9 million shares. In May 2009 and 2010, an additional 3.0 million and 12.5 million shares, respectively, were authorized for issuance under the 2005 Plan at the Company’s shareholders’ annual meetings in each of those respective years. As of December 31, 2013, 8.4 million shares were available for grant under the 2005 Plan.

Performance Graph

The following performance graph shows the cumulative total return to a holder of the Company’s common stock, assuming dividend reinvestment, compared with the cumulative total return, assuming dividend reinvestment, of the S&P 500 Index and the Dow Jones US Financials Index during the period from December 31, 2008 through December 31, 2013.

	12/08	12/09	12/10	12/11	12/12	12/13
E*TRADE Financial Corporation	100.00	153.04	139.13	69.22	77.83	170.78
S&P 500 Index	100.00	126.46	145.51	148.59	172.37	228.19
Dow Jones US Financials Index	100.00	117.11	132.00	115.05	145.94	195.88

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

(Dollars in millions, shares in thousands, except per share amounts):

	Year Ended December 31,					Variance
	2013	2012	2011	2010	2009	2013 vs. 2012
Results of Operations:
Net operating interest income	$981.8	$1,085.1	$1,220.0	$1,226.3	$1,260.6	(10)%
Total net revenue	$1,723.7	$1,899.5	$2,036.6	$2,077.9	$2,217.0	(9)%
Provision for loan losses	$143.5	$354.6	$440.6	$779.4	$1,498.1	(60)%
Net income (loss)	$86.0	$(112.6)	$156.7	$(28.5)	$(1,297.8)	*
Basic net earnings (loss) per share	$0.30	$(0.39)	$0.59	$(0.13)	$(11.85)	*
Diluted net earnings (loss) per share	$0.29	$(0.39)	$0.54	$(0.13)	$(11.85)	*
Weighted average shares—basic	286,991	285,748	267,291	211,302	109,544	0%
Weighted average shares—diluted	292,589	285,748	289,822	211,302	109,544	2%

*	Percentage not meaningful.

(Dollars in millions):

	December 31,					Variance
	2013	2012	2011	2010	2009	2013 vs. 2012
Financial Condition:
Available-for-sale securities	$13,592.2	$13,443.0	$15,651.5	$14,805.7	$13,319.7	1%
Held-to-maturity securities	$10,180.8	$9,539.9	$6,079.5	$2,462.7	$—	7%
Margin receivables	$6,352.7	$5,804.0	$4,826.3	$5,120.6	$3,827.2	9%
Loans receivable, net	$8,122.6	$10,098.7	$12,332.8	$15,121.9	$19,167.1	(20)%
Total assets	$46,279.9	$47,386.7	$47,940.5	$46,373.0	$47,366.5	(2)%
Deposits	$25,970.8	$28,392.5	$26,460.0	$25,240.3	$25,597.7	(9)%
Corporate debt
Interest-bearing	$1,726.0	$1,722.3	$1,450.5	$1,441.9	$1,437.8	0%
Non-interest-bearing	$42.6	$42.7	$43.0	$704.0	$1,020.9	0%
Shareholders’ equity	$4,855.9	$4,904.5	$4,928.0	$4,052.4	$3,749.6	(1)%

	As of or For the Year Ended December 31,					Variance
	2013	2012	2011	2010	2009	2013 vs. 2012
Customer Activity Metrics:(1)
DARTs	150,743	138,112	157,475	150,532	179,183	9%
Average commission per trade	$11.13	$11.01	$11.01	$11.21	$11.33	1%
Margin receivables (dollars in billions)	$6.4	$5.8	$4.8	$5.1	$3.7	10%
End of period brokerage accounts	2,998,059	2,903,191	2,783,012	2,684,311	2,630,079	3%
Net new brokerage accounts	94,868	120,179	98,701	54,232	114,273	(21)%
Brokerage account attrition rate	8.8%	9.0%	10.3%	12.2%	13.2%	*
Customer assets (dollars in billions)	$260.8	$201.2	$172.4	$176.2	$150.5	30%
Net new brokerage assets (dollars in billions)	$10.4	$10.4	$9.7	$8.1	$7.2	0%
Brokerage related cash (dollars in billions)	$39.7	$33.9	$27.7	$24.5	$20.4	17%
Company Metrics:
Corporate cash (dollars in millions)	$415.1	$407.6	$484.4	$470.5	$393.2	2%
E*TRADE Financial Tier 1 leverage ratio(2)	6.7%	5.5%	5.7%	3.6%	N/A	1.2%
E*TRADE Financial Tier 1 common ratio(2)	13.8%	10.3%	9.4%	4.8%	N/A	3.5%
E*TRADE Bank Tier 1 leverage ratio(3)	9.5%	8.7%	7.8%	7.3%	6.7%	0.8%
Special mention loan delinquencies (dollars in millions)	$271.6	$342.2	$467.1	$589.4	$804.5	(21)%
Allowance for loan losses (dollars in millions)	$453.0	$480.7	$822.8	$1,031.2	$1,182.7	(6)%
Enterprise net interest spread	2.33%	2.39%	2.79%	2.91%	2.72%	(0.06)%
Enterprise interest-earning assets (average dollars in billions)	$40.9	$44.3	$42.7	$41.1	$44.5	(8)%
Total employees (period end)	3,009	2,988	3,240	2,962	3,084	1%

*	Percentage not meaningful.
(1)	Metrics have been presented to exclude international local market trading for the year ended December 31, 2009.
(2)

E*TRADE Financial Tier 1 leverage ratio is Tier 1 capital divided by average total assets for leverage capital purposes for the parent company. E*TRADE Financial Tier 1 common ratio is Tier 1 capital less elements of Tier 1 capital that are not in the form of common equity, such as trust preferred securities, divided by total risk-weighted assets for the holding company. The Tier 1 leverage and Tier 1 common ratios are non-GAAP measures as the parent company is not yet held to these regulatory capital requirements and are indications of E*TRADE Financial’s capital adequacy. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources for a reconciliation of these non-GAAP measures to the comparable GAAP measures.

(3)

The Company transitioned from reporting under the OTS reporting requirements to reporting under the OCC reporting requirements in the first quarter of 2012. The Tier 1 leverage ratio is the OCC Tier 1 leverage ratio at December 31, 2013 and 2012 and the OTS Tier 1 capital ratio at December 31, 2011, 2010 and 2009. The OTS Tier 1 capital ratio and OCC Tier 1 leverage ratio are both calculated in the same manner using adjusted total assets.

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

OVERVIEW

Strategy

Our business strategy is centered on two core objectives: accelerating the growth of our core brokerage business to improve market share, and strengthening our overall financial and franchise position.

Accelerate Growth of Core Brokerage Business

•	Enhance digital and offline customer experience.

We are focused on maintaining our competitive position in trading, margin lending and cash management, while expanding our customer share of wallet in retirement, investing and savings. Through these offerings, we aim to continue acquiring new customers while deepening engagement with both new and existing ones.

•	Capitalize on value of corporate services business.

This includes leveraging our industry-leading position to improve client acquisition, and bolstering awareness among plan participants of our full suite of offerings. This channel is a strategically important driver of brokerage account growth for us.

•	Maximize value of deposits through the Company’s bank.

Our brokerage business generates a significant amount of deposits, which we monetize through the bank by investing primarily in low-risk, agency mortgage-backed securities.

Strengthen Overall Financial and Franchise Position

•	Manage down legacy investments and mitigate credit losses.

We continue to manage down the size and risks associated with our legacy loan portfolio, while mitigating credit losses where possible.

•	Execute on our capital plan.

The core components of our capital plan include bolstering our capital levels through earnings and de-risking and building out best-in-class enterprise risk management capabilities. A key goal of this plan is to distribute capital from the bank to the parent.

Key Factors Affecting Financial Performance

Our financial performance is affected by a number of factors outside of our control, including:

•	customer demand for financial products and services;

•	weakness or strength of the residential real estate and credit markets;

•	performance, volume and volatility of the equity and capital markets;

•	customer perception of the financial strength of our franchise;

•	market demand and liquidity in the secondary market for mortgage loans and securities;

•	market demand and liquidity in the wholesale borrowings market, including securities sold under agreements to repurchase;

•	our ability to obtain regulatory approval to move capital from our bank to our parent company; and

•	changes to the rules and regulations governing the financial services industry.

In addition to the items noted above, our success in the future will depend upon, among other things, our ability to:

•	have continued success in the acquisition, growth and retention of brokerage customers;

•	generate meaningful growth in our retirement, investing and savings customer products;

•	enhance our risk management capabilities;

•	reduce credit costs;

•	achieve the capital ratios stated in our capital plan, with a particular focus on the Tier 1 leverage ratio at E*TRADE Bank;

•	generate capital sufficient to meet our operating needs at both our bank and our parent company;

•	assess and manage interest rate risk; and

•	maintain disciplined expense control and improved operational efficiency.

Management monitors a number of metrics in evaluating the Company’s performance. The most significant of these are shown in the table and discussed in the text below:

	As of or For the Year Ended December 31,			Variance
	2013	2012	2011	2013 vs. 2012
Customer Activity Metrics:
DARTs	150,743	138,112	157,475	9%
Average commission per trade	$11.13	$11.01	$11.01	1%
Margin receivables (dollars in billions)	$6.4	$5.8	$4.8	10%
End of period brokerage accounts	2,998,059	2,903,191	2,783,012	3%
Net new brokerage accounts	94,868	120,179	98,701	(21)%
Brokerage account attrition rate	8.8%	9.0%	10.3%	*
Customer assets (dollars in billions)	$260.8	$201.2	$172.4	30%
Net new brokerage assets (dollars in billions)	$10.4	$10.4	$9.7	0%
Brokerage related cash (dollars in billions)	$39.7	$33.9	$27.7	17%
Company Financial Metrics:
Corporate cash (dollars in millions)	$415.1	$407.6	$484.4	2%
E*TRADE Financial Tier 1 leverage ratio	6.7%	5.5%	5.7%	1.2%
E*TRADE Financial Tier 1 common ratio	13.8%	10.3%	9.4%	3.5%
E*TRADE Bank Tier 1 leverage ratio(1)	9.5%	8.7%	7.8%	0.8%
Special mention loan delinquencies (dollars in millions)	$271.6	$342.2	$467.1	(21)%
Allowance for loan losses (dollars in millions)	$453.0	$480.7	$822.8	(6)%
Enterprise net interest spread	2.33%	2.39%	2.79%	(0.06)%
Enterprise interest-earning assets (average dollars in billions)	$40.9	$44.3	$42.7	(8)%

*	Percentage not meaningful.
(1)

The Company transitioned from reporting under the OTS reporting requirements to reporting under the OCC reporting requirements in the first quarter of 2012. The Tier 1 leverage ratio is the OCC Tier 1 leverage ratio at December 31, 2013 and 2012 and the OTS Tier 1 capital ratio at December 31, 2011. The OTS Tier 1 capital ratio and OCC Tier 1 leverage ratio are both calculated in the same manner using adjusted total assets.

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

Significant Events in 2013

Enhancements to Our Trading and Investing Products and Services

•

We launched a revamped tablet experience, and enhanced our iPhone® and AndroidTM platforms, adding useful tools such as mobile bill pay, and access to index futures, giving customers better insight into the markets outside of traditional trading hours;

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

$175 Million in Dividends Issued from E*TRADE Bank to the Parent Company

•	We received approval from our regulators for $175 million in dividends from E*TRADE Bank to the parent company, reflecting significant progress on our long-term capital plan.

Sale of the Market Making Business and Related Order Flow Agreement

•

At the end of June 2013, we decided to exit the market making business, and accordingly classified it as held-for-sale. The entire amount of goodwill associated with this business was impaired, resulting in a $142.4 million impairment of goodwill.

•

We entered into a definitive agreement to sell the market making business, G1 Execution Services, LLC, to an affiliate of Susquehanna for approximately $75 million. We do not expect the sale of the market making business to have a material impact on our results of operations as the net impact of the removal of principal transaction revenue and associated operating expenses, predominately in compensation and clearing expenses, is expected to be offset by an expected increase in order flow revenue as a result of routing all of our order flow to third parties. The sale of G1 Execution Services, LLC was completed on February 10, 2014.

•

Additionally, we entered into an order flow agreement whereby we agree, subject to best execution standards, to route 70% of our customer equity flow to G1 Execution Services, LLC over the next five years.

EARNINGS OVERVIEW

2013 Compared to 2012

We generated net income of $86.0 million, or $0.29 per diluted share, on total net revenue of $1.7 billion for the year ended December 31, 2013. Net operating interest income decreased 10% to $981.8 million for the year ended December 31, 2013 compared to 2012, which was driven primarily by a decrease in enterprise interest-earning assets and enterprise interest-bearing liabilities as a result of our deleveraging initiatives. Commissions, fees and service charges, principal transactions and other revenue increased 8% to $683.6 million for the year ended December 31, 2013, compared to 2012, which was driven primarily by an increase in trading activity during 2013. In addition, gains on loans and securities, net decreased 70% to $60.6 million for the year ended December 31, 2013 compared to 2012, primarily due to increased gains in 2012 as a result of deleveraging activities.

Provision for loan losses decreased 60% to $143.5 million for the year ended December 31, 2013 compared to 2012. The decline was driven primarily by improving economic conditions, including home price improvement and continued loan portfolio run-off. Total operating expenses increased 10% to $1.3 billion for the year ended December 31, 2013 compared to 2012. This increase was driven primarily by $142.4 million in impairment of goodwill that was recognized in the second quarter of 2013 due to our decision to exit the market making business, which was partially offset by a decrease in advertising and marketing expense for the year ended December 31, 2013 compared to 2012.

The following sections describe in detail the changes in key operating factors and other changes and events that affected net revenue, provision for loan losses, operating expense, other income (expense) and income tax expense (benefit).

Revenue

The components of revenue and the resulting variances are as follows (dollars in millions):

			Variance
	Year Ended December 31,		2013 vs. 2012
	2013	2012	Amount	%
Net operating interest income	$981.8	$1,085.1	$(103.3)	(10)%
Commissions	420.1	377.8	42.3	11%
Fees and service charges	155.0	122.2	32.8	27%
Principal transactions	72.7	93.1	(20.4)	(22)%
Gains on loans and securities, net	60.6	200.4	(139.8)	(70)%
Net impairment	(2.3)	(16.9)	14.6	(86)%
Other revenues	35.8	37.8	(2.0)	(5)%

Total non-interest income	741.9	814.4	(72.5)	(9)%

Total net revenue	$1,723.7	$1,899.5	$(175.8)	(9)%

Net Operating Interest Income

Net operating interest income decreased 10% to $981.8 million for the year ended December 31, 2013 compared to 2012. Net operating interest income is earned primarily through investing customer payables and deposits in enterprise interest-earning assets, which include: real estate loans, margin receivables, available-for-sale securities and held-to-maturity securities.

The following tables present enterprise average balance sheet data and enterprise income and expense data for our operations, as well as the related net interest spread, yields and rates and have been prepared on the basis required by the SEC’s Industry Guide 3, “Statistical Disclosure by Bank Holding Companies” (dollars in millions):

	Year Ended December 31,
	2013			2012			2011
	Average Balance	Operating Interest Inc./Exp.	Average Yield/ Cost	Average Balance	Operating Interest Inc./Exp.	Average Yield/ Cost	Average Balance	Operating Interest Inc./Exp.	Average Yield/ Cost
Enterprise interest-earning assets:
Loans(1)	$9,568.9	$394.6	4.12%	$12,027.6	$496.4	4.13%	$14,689.8	$692.1	4.71%
Available-for-sale securities	13,074.2	279.9	2.14%	15,236.9	361.1	2.37%	15,326.5	422.5	2.76%
Held-to-maturity securities	9,772.3	255.4	2.61%	8,408.9	237.0	2.82%	4,177.1	136.9	3.28%
Margin receivables	5,928.9	224.0	3.78%	5,471.2	216.1	3.95%	5,374.8	221.7	4.13%
Cash and equivalents	1,433.8	2.9	0.20%	1,668.3	3.6	0.21%	1,618.9	3.2	0.20%
Segregated cash	457.3	0.4	0.10%	956.0	0.7	0.08%	915.6	0.9	0.10%
Securities borrowed and other	656.5	50.9	7.76%	577.2	48.7	8.43%	620.9	48.8	7.85%

Total enterprise interest-earning assets	40,891.9	1,208.1	2.95%	44,346.1	1,363.6	3.07%	42,723.6	1,526.1	3.57%

Non-operating interest-earning and non-interest earning assets(2)	4,624.2			5,068.9			4,339.5

Total assets	$45,516.1			$49,415.0			$47,063.1

Enterprise interest-bearing liabilities:
Deposits:
Sweep deposits	$19,431.6	10.9	0.06%	$20,776.0	14.7	0.07%	$17,513.1	13.4	0.08%
Complete savings deposits	4,581.6	0.4	0.01%	5,389.1	3.6	0.07%	6,174.4	16.1	0.26%
Other money market and savings deposits	940.7	0.1	0.01%	1,015.8	0.7	0.07%	1,071.5	2.5	0.23%
Checking deposits	1,007.4	0.3	0.03%	890.4	0.7	0.08%	783.2	0.8	0.10%
Time deposits	81.0	0.9	1.11%	166.0	4.4	2.59%	319.5	10.0	3.13%
Customer payables	5,494.4	8.1	0.15%	5,648.4	10.4	0.18%	5,456.3	8.6	0.16%
Securities sold under agreements to repurchase	4,466.4	148.4	3.32%	4,775.1	158.5	3.32%	5,417.2	153.1	2.83%
Federal Home Loan Bank (“FHLB”) advances and other borrowings	1,291.2	68.4	5.29%	2,464.9	92.6	3.76%	2,741.1	106.2	3.87%
Securities loaned and other	859.7	0.2	0.02%	676.0	0.3	0.04%	634.8	1.5	0.23%

Total enterprise interest-bearing liabilities	38,154.0	237.7	0.62%	41,801.7	285.9	0.68%	40,111.1	312.2	0.78%

Non-operating interest-bearing and non-interest bearing liabilities(3)	2,490.4			2,580.0			2,285.9

Total liabilities	40,644.4			44,381.7			42,397.0
Total shareholders’ equity	4,871.7			5,033.3			4,666.1

Total liabilities and shareholders’ equity	$45,516.1			$49,415.0			$47,063.1

Excess of enterprise interest-earning assets over enterprise interest-bearing liabilities/Enterprise net interest income/Spread	$2,737.9	$970.4	2.33%	$2,544.4	$1,077.7	2.39%	$2,612.5	$1,213.9	2.79%

Reconciliation from enterprise net interest income to net operating interest income (dollars in millions):

	Year Ended December 31,
	2013	2012	2011
Enterprise net interest income	$970.4	$1,077.7	$1,213.9
Taxable equivalent interest adjustment	(1.0)	(1.1)	(1.2)
Customer assets held by third parties(4)	12.4	8.5	7.3

Net operating interest income	$981.8	$1,085.1	$1,220.0

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

(4)

Includes revenue earned on average customer assets of $11.5 billion, $4.3 billion and $3.7 billion for the years ended December 31, 2013, 2012 and 2011, respectively, held by third parties outside the Company, including money market funds and sweep deposit accounts at unaffiliated financial institutions. Fees earned on the customer assets are based on the federal funds rate plus a negotiated spread or other contractual arrangement with the third party institutions.

	Year Ended December 31,
	2013	2012	2011
Enterprise net interest:
Spread	2.33%	2.39%	2.79%
Margin (net yield on interest-earning assets)	2.37%	2.43%	2.84%
Ratio of enterprise interest-earning assets to enterprise interest-bearing liabilities	107.18%	106.09%	106.51%
Return on average:
Total assets	0.19%	(0.23)%	0.33%
Total shareholders’ equity	1.77%	(2.24)%	3.36%
Average total shareholders’ equity to average total assets	10.70%	10.19%	9.91%

The fluctuation in enterprise interest-earning assets is driven primarily by changes in enterprise interest-bearing liabilities, specifically customer payables and deposits. Average enterprise interest-earning assets decreased 8% to $40.9 billion for the year ended December 31, 2013 compared to 2012. This was primarily a result of decreases in average available-for-sale securities and average loans, which were partially offset by an increase in average held-to-maturity securities.

Average enterprise interest-bearing liabilities decreased 9% to $38.2 billion for the year ended December 31, 2013 compared to 2012. The decrease in average enterprise interest-bearing liabilities was due primarily to decreases in average deposits and average FHLB advances and other borrowings.

As part of our strategy to strengthen our overall financial and franchise position, we have been focused on improving our capital ratios by reducing risk and deleveraging the balance sheet. Our deleveraging strategy included transferring customer deposits to third party institutions, including $3.2 billion of sweep deposits transferred during the year ended December 31, 2013. At December 31, 2013, our customers held $13.8 billion of assets at third party institutions, including third party banks and money market funds. Approximately 68% of these off-balance sheet assets resulted from our deleveraging efforts. We estimate the impact of our deleveraging efforts on net operating interest income to be approximately 130 basis points based on the estimated current re-investment rates on these assets, less approximately 35 basis points of cost associated with holding these assets on our balance sheet, primarily, FDIC insurance premiums. While we may take some tactical actions in future periods, we consider our deleveraging initiatives to be complete.

Enterprise net interest spread decreased by 6 basis points to 2.33% for the year ended December 31, 2013 compared to 2012, due to lower yields on margin and reinvestment in securities at lower rates in the current interest rate environment, partially offset by lower rates on customer payables and deposits. We expect enterprise net interest spread for 2014 will average slightly above the levels from 2013; however, enterprise net interest spread may further fluctuate based on the size and mix of the balance sheet, as well as the impact from the level of interest rates.

Commissions

Commissions revenue increased 11% to $420.1 million for the year ended December 31, 2013 compared to 2012. The main factors that affect commissions are DARTs, average commission per trade and the number of trading days.

DART volume increased 9% to 150,743 for the year ended December 31, 2013 compared to 2012. Option-related DARTs as a percentage of total DARTs represented 24% of trading volume for both years ended December 31, 2013 and 2012. Exchange-traded funds-related DARTs as a percentage of total DARTs represented 7% of trading volume for the year ended December 31, 2013 compared to 8% in 2012.

Average commission per trade increased 1% to $11.13 for the year ended December 31, 2013 compared to 2012. Average commission per trade is impacted by customer mix and the different commission rates on various trade types (e.g. equities, options, fixed income, stock plan, exchange-traded funds, mutual funds, forex and cross border). Accordingly, changes in the mix of trade types will impact average commission per trade.

Fees and Service Charges

Fees and service charges increased 27% to $155.0 million for the year ended December 31, 2013 compared to 2012. The table below shows the components of fees and service charges and the resulting variances (dollars in millions):

			Variance
	Year Ended December 31,		2013 vs. 2012
	2013	2012	Amount	%
Order flow revenue	$72.5	$58.4	$14.1	24%
Mutual fund service fees	21.0	16.4	4.6	28%
Foreign exchange revenue	14.8	10.3	4.5	44%
Advisor management fees	13.9	6.4	7.5	116%
Reorganization fees	9.2	7.7	1.5	20%
Other fees and service charges	23.6	23.0	0.6	3%

Total fees and service charges	$155.0	$122.2	$32.8	27%

The increase in fees and services charges for the year ended December 31, 2013 was driven primarily by increased order flow revenue due to increased trading activity, as well as increased advisor management fees driven from managed accounts within our retirement, investing and savings products, which were $2.4 billion at December 31, 2013, compared to $1.3 billion at December 31, 2012.

The market making business, G1 Execution Services, LLC, had a formal intercompany agreement with E*TRADE Securities LLC, both wholly owned subsidiaries of the Company at December 31, 2013. As part of the intercompany agreement, E*TRADE Securities LLC routed a portion of its order flow to G1 Execution Services, LLC, and received an order flow rebate which was eliminated in consolidation. As the sale of the market making business closed on February 10, 2014, we expect to see an increase in order flow revenue as E*TRADE Securities will be routing all of its order flow to third parties.

Principal Transactions

Principal transactions decreased 22% to $72.7 million for the year ended December 31, 2013 compared to 2012. Principal transactions are derived from our market making business in which we act as a market-maker for our brokerage customers’ orders as well as orders from third party customers. The decrease in principal transactions revenue was driven primarily by a decrease in market making trading volume along with a decrease in average revenue per share earned.

The market making business generates all of our principal transactions revenue. On October 23, 2013, we entered into a definitive agreement to sell the market making business to an affiliate of Susquehanna. The sale closed on February 10, 2014 and we will no longer have principal transactions revenue after that date.

Gains on Loans and Securities, Net

Gains on loans and securities, net decreased 70% to $60.6 million for the year ended December 31, 2013 compared to 2012. The table below shows the activity and resulting variances (dollars in millions):

			Variance
	Year Ended December 31,		2013 vs. 2012
	2013	2012	Amount	%
Gains (losses) on loans, net	$(0.9)	$0.6	$(1.5)	(250)%

Gains on available-for-sale securities, net	60.4	207.3	(146.9)	(71)%
Losses on trading securities, net	—	(0.3)	0.3	*
Hedge ineffectiveness	1.1	(7.2)	8.3	*

Gains on securities, net	61.5	199.8	(138.3)	(69)%

Gains on loans and securities, net	$60.6	$200.4	$(139.8)	(70)%

*	Percentage not meaningful.

The decrease in gains on loans and securities, net for the year ended December 31, 2013, was driven by additional gains recognized during the year ended December 31, 2012 from the sale of available-for-sale securities as a result of our deleveraging initiatives, primarily related to a reduction in wholesale funding obligations.

Net Impairment

We recognized $2.3 million and $16.9 million of net impairment during the years ended December 31, 2013 and 2012, respectively, on certain securities in our non-agency CMO portfolio due to continued deterioration in the expected credit performance of the underlying loans in those specific securities. The gross other-than-temporary impairment (“OTTI”) and the noncredit portion of OTTI, which was or had been previously recorded through other comprehensive income (loss), are shown in the table below (dollars in millions):

	Year Ended December 31,
	2013	2012
Other-than-temporary impairment (“OTTI”)	$(0.6)	$(19.8)
Less: noncredit portion of OTTI recognized into (out of) other comprehensive income (loss) (before tax)	(1.7)	2.9

Net impairment	$(2.3)	$(16.9)

Provision for Loan Losses

Provision for loan losses decreased 60% to $143.5 million for the year ended December 31, 2013 compared to 2012. The decrease in provision for loan losses was driven primarily by improving economic conditions, as evidenced by the lower levels of delinquent loans in the one- to four-family and home equity loan portfolios, home price improvement and loan portfolio run-off.

We evaluated and refined our default assumptions related to a subset of the home equity line of credit portfolio that will require borrowers to repay the loan in full at the end of the draw period, commonly referred to as “balloon loans”. These loans were approximately $235 million of the home equity line of credit portfolio at December 31, 2013. We evaluated the significant burden a balloon payment may place on a borrower with a low FICO score and high CLTV ratio, and the estimates around the time period that it might take for these borrowers’ equity positions in their collateral to appreciate in order to allow for possible refinance of the balloon loan at maturity. As a result of this evaluation of the higher risk balloon loans, we increased our default assumptions and extended the period of management’s forecasted loan losses captured within the general allowance to include the total probable loss on these loans. The overall impact of these refinements drove the substantial majority of provision for loan losses during the year ended December 31, 2013.

During the year ended December 31, 2012, provision for loan losses included approximately $50 million in charge-offs associated with newly identified bankruptcy filings with approximately 80% related to prior years. We utilize third party loan servicers to obtain bankruptcy data on our borrowers, and during the third quarter of 2012 we identified an increase in bankruptcies reported by one specific servicer. In researching this increase, we discovered that the servicer had not been reporting historical bankruptcy data on a timely basis. As a result, we implemented an enhanced procedure around all servicer reporting to corroborate bankruptcy reporting with independent third party data. Through this additional process, approximately $90 million of loans were identified in which servicers failed to report the bankruptcy filing to us, approximately 90% of which were current at the end of the third quarter of 2012. As a result, these loans were written down to the estimated current value of the underlying property less estimated selling costs, or approximately $40 million, during the third quarter of 2012. These charge-offs resulted in an increase to provision for loan losses of $50 million for the year ended December 31, 2012.

Operating Expense

The components of operating expense and the resulting variances are as follows (dollars in millions):

			Variance
	Year Ended December 31,		2013 vs. 2012
	2013	2012	Amount	%
Compensation and benefits	$362.8	$352.7	$10.1	3%
Advertising and market development	108.4	139.5	(31.1)	(22)%
Clearing and servicing	124.0	128.6	(4.6)	(4)%
FDIC insurance premiums	103.4	117.2	(13.8)	(12)%
Professional services	85.2	86.3	(1.1)	(1)%
Occupancy and equipment	72.9	74.4	(1.5)	(2)%
Communications	69.1	73.1	(4.0)	(6)%
Depreciation and amortization	89.1	90.6	(1.5)	(2)%
Amortization of other intangibles	23.5	25.2	(1.7)	(7)%
Impairment of goodwill	142.4	—	142.4	*
Facility restructuring and other exit activities	28.4	7.7	20.7	269%
Other operating expenses	66.1	66.8	(0.7)	(1)%

Total operating expense	$1,275.3	$1,162.1	$113.2	10%

*	Percentage not meaningful.

Compensation and Benefits

Compensation and benefits increased 3% to $362.8 million for the year ended December 31, 2013 compared to 2012. The increase resulted primarily from increased incentive compensation when compared to 2012.

Advertising and Market Development

Advertising and market development expense decreased 22% to $108.4 million for the year ended December 31, 2013 compared to 2012. The decreases in advertising and marketing were due largely to the planned decreases in advertising expenditures as part of our expense reduction initiatives.

Clearing and Servicing

Clearing and servicing decreased 4% to $124.0 million for the year ended December 31, 2013 compared to 2012. The decrease resulted primarily from lower servicing fees when compared to 2012 as the loan portfolio continues to run-off. The decrease in servicing fees was offset by increased clearing fees as a result of an improvement in DARTs, when compared to 2012.

FDIC Insurance Premiums

FDIC insurance premiums decreased 12% to $103.4 million for the year ended December 31, 2013 compared to 2012. The decrease for the year ended December 31, 2013 was primarily due to the continued improvement and quality of our balance sheet, improving capital ratios and overall risk profile when compared to 2012.

Impairment of Goodwill

Impairment of goodwill was $142.4 million for the year ended December 31, 2013. At the end of June 2013, we decided to exit the market making business, and as a result recorded $142.4 million in goodwill impairment, representing the entire carrying amount of goodwill allocated to this business. For additional information, see the Summary of Critical Accounting Policies and Estimates.

Facility Restructuring and Other Exit Activities

Facility restructuring and other exit activities was $28.4 million for the year ended December 31, 2013 compared to $7.7 million for the year ended 2012. These costs were driven primarily by severance incurred as part of our planned expense reduction initiatives, in addition to costs incurred related to our decision to exit the market making business.

Other Income (Expense)

Other income (expense) decreased 79% to $110.0 million for the year ended December 31, 2013 compared to 2012 as shown in the following table (dollars in millions):

			Variance
	Year Ended December 31,		2013 vs. 2012
	2013	2012	Amount	%
Corporate interest income	$0.1	$0.1	$—	(19)%
Corporate interest expense	(114.4)	(179.9)	65.5	(36)%
Losses on early extinguishment of debt:
Corporate debt	—	(256.9)	256.9	*
Wholesale borrowings and other	(0.1)	(78.3)	78.2	*
Equity in income of investments and other	4.4	1.3	3.1	239%

Total other income (expense)	$(110.0)	$(513.7)	$403.7	(79)%

*	Percentage not meaningful.

Total other income (expense) included corporate interest expense on interest-bearing corporate debt for the years ended December 31, 2013 and 2012. Corporate interest expense decreased 36% to $114.4 million for the year ended December 31, 2013 compared to 2012 as a result of the refinance of $1.3 billion in higher coupon corporate debt during the fourth quarter of 2012. Corporate interest expense for the year ended December 31, 2013 was partially offset by a gain of $4.4 million related to an investment in a venture fund which was included in equity in income of investments and other.

In addition, for the year ended December 31, 2012, $256.9 million in losses on early extinguishment of corporate debt were recorded, as a result of the early extinguishment of all the 12 1/2% Springing lien notes and 7 7/8% Notes during 2012. We also had $78.3 million in losses on early extinguishment of wholesale borrowings as a result of the early extinguishment of approximately $1.1 billion in wholesale borrowings during 2012.

Income Tax Expense (Benefit)

Income tax expense was $108.9 million for the year ended December 31, 2013 compared to a tax benefit of $(18.4) million in 2012. The effective tax rate was 55.9% for the year ended December 31, 2013 compared to (14.0)% in 2012.

With our decision to exit the market making business at the end of June 2013, we recorded a goodwill impairment charge of $142.4 million, which was non-deductible for tax purposes. In addition, the overall state apportionment increased significantly as a result of the decision to exit the market making business and we expect our taxable income to increase in future periods. We now expect to utilize net operating losses in California; therefore we recognized income tax benefit of $24.4 million during the year ended December 31, 2013, the majority of which consists of releasing valuation allowances for net operating losses, research and development credits and revaluation of other deferred tax assets relating to California. Excluding the impact of our decision to exit the market making business, our effective tax rate for the year ended December 31, 2013 would have been 39.5%, calculated in the following table (dollars in thousands):

	For the Year Ended December 31, 2013
	Pre-tax Income	Tax Expense (Benefit)	Tax Rate
Taxes and tax rate before impact of exit of market making business	$337,362	$133,310	39.5%
Impact of exit of market making business:
Goodwill impairment charge	(142,423)	—
State apportionment change	—	(24,383)

Income taxes and tax rate as reported	$194,939	$108,927	55.9%

During the first quarter of 2012, we recorded an income tax benefit of $26.3 million related to certain losses on the 2009 Debt Exchange that were previously considered non-deductible. Through additional research completed in the first quarter of 2012, we identified that a portion of those losses were incorrectly treated as non-deductible in 2009 and were deductible for tax purposes. The $26.3 million income tax benefit resulted in a corresponding increase to the net deferred tax asset.

In November 2012, California voters approved Proposition 39, which requires most multistate taxpayers to use a sales factor-only apportionment formula, combined with market–based sourcing for sales, other than sales of tangible personal property, effective for years beginning on or after January 1, 2013. As a result, the overall California apportionment for the Company’s unitary group decreased significantly and we expected this would decrease our taxable income in California in future periods. As a result, we no longer expected to utilize net operating losses in California and we recognized tax expense of $25.1 million consisting of establishing valuation allowances for California net operating losses, research and development credits and other deferred tax assets.

Valuation Allowance

The net deferred tax asset was $1,239.0 million and $1,416.2 million at December 31, 2013 and 2012, respectively. We are required to establish a valuation allowance for deferred tax assets and record a corresponding charge to income tax expense if it is determined, based on evaluation of available evidence at the time the determination is made, that it is more likely than not that some or all of the deferred tax assets will not be realized. If we were to conclude that a valuation allowance was required, the resulting loss could have a material adverse effect on our financial condition and results of operations. For the three-year period ended December 31, 2012, we were no longer in a cumulative book loss position and continued to generate income for the year ended December 31, 2013. As of December 31, 2013, we did not establish a valuation allowance against our federal deferred tax assets as we believe that it is more likely than not that all of these assets will be realized. More than half of our existing federal deferred tax assets are not related to net operating losses and therefore, have no expiration date. We expect to utilize the majority of our existing federal deferred tax assets within the next five years.

Our evaluation of the need for a valuation allowance focused on identifying significant, objective evidence that we will be able to realize the deferred tax assets in the future. We determined that our expectations regarding future earnings are objectively verifiable due to various factors. One factor is the consistent profitability of the core business, the trading and investing segment, which has generated substantial income for each of the last ten years, including through uncertain economic and regulatory environments. The core business is driven by brokerage customer activity and includes trading, brokerage related cash, margin lending, retirement and investing, and other brokerage related activities. These activities drive variable expenses that correlate to the volume of customer activity, which has resulted in stable, ongoing profitability.

Another factor is the mitigation of losses in the balance sheet management segment, which generated a large net operating loss in 2007 caused by the crisis in the residential real estate and credit markets. Much of this loss came from the sale of the asset-backed securities portfolio and credit losses from the mortgage loan portfolio. We no longer hold any of those asset-backed securities and shut down mortgage loan acquisition activities in 2007. In effect, the key business activities that led to the generation of the deferred tax assets were shut down over six years ago. In addition, we have realized the benefits of various credit loss mitigation activities and improving economic conditions, including home price improvement related to our loan portfolio. As a result, the losses have continued to decline significantly and the balance sheet management segment was profitable in 2012 and 2013.

We maintain a valuation allowance for certain of our state deferred tax assets as we have concluded that it is more likely than not that they will not be realized. At December 31, 2013, we had state deferred tax assets of approximately $38.2 million that related to our state net operating loss carry forwards and temporary differences with a valuation allowance of $36.1 million against such deferred tax assets.

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

We believe the tax ownership change will extend the period of time it will take to fully utilize our pre-ownership change NOLs, but will not limit the total amount of pre-ownership change federal NOLs we can utilize. Our updated estimate is that we will be subject to an overall annual limitation on the use of our pre-ownership change NOLs of approximately $194 million. The overall pre-ownership change federal NOLs, which were approximately $1,886.3 million, have a statutory carry forward period of 20 years (the majority of which expire in 14 years). As a result, we believe we will be able to fully utilize these NOLs in future periods.

Our ability to utilize the pre-ownership change NOLs is dependent on our ability to generate sufficient taxable income over the duration of the carry forward periods and will not be impacted by our ability or inability to generate taxable income in an individual year.

2012 Compared to 2011

We incurred a net loss of $112.6 million, or $(0.39) per diluted share, on total revenue of $1.9 billion for the year ended December 31, 2012. The net loss for the year ended December 31, 2012 was primarily the result of losses of $256.9 million from the early extinguishment of all the 12 1/2% Springing lien notes and 7 7/8% Notes during 2012.

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

Revenue

The components of revenue and the resulting variances are as follows (dollars in millions):

			Variance
	Year Ended December 31,		2012 vs. 2011
	2012	2011	Amount	%
Net operating interest income	$1,085.1	$1,220.0	$(134.9)	(11)%
Commissions	377.8	436.2	(58.4)	(13)%
Fees and service charges	122.2	130.4	(8.2)	(6)%
Principal transactions	93.1	105.4	(12.3)	(12)%
Gains on loans and securities, net	200.4	120.2	80.2	67%
Net impairment	(16.9)	(14.9)	(2.0)	13%
Other revenues	37.8	39.3	(1.5)	(4)%

Total non-interest income	814.4	816.6	(2.2)	0%

Total net revenue	$1,899.5	$2,036.6	$(137.1)	(7)%

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

Enterprise net interest spread decreased by 40 basis points to 2.39% for the year ended December 31, 2012 compared to 2011, due primarily to lower yields on loans and the impact of the interest rate environment.

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

Fees and Service Charges

Fees and service charges decreased 6% to $122.2 million for the year ended December 31, 2012 compared to 2011. The table below shows the components of fees and service charges and the resulting variances (dollars in millions):

			Variance
	Year Ended December 31,		2012 vs. 2011
	2012	2011	Amount	%
Order flow revenue	$58.4	$59.1	$(0.7)	(1)%
Mutual fund service fees	16.4	15.7	0.7	4%
Foreign exchange revenue	10.3	11.0	(0.7)	(6)%
Advisor management fees	6.4	4.4	2.0	45%
Reorganization fees	7.7	13.4	(5.7)	(43)%
Other fees and service charges	23.0	26.8	(3.8)	(14)%

Total fees and service charges	$122.2	$130.4	$(8.2)	(6)%

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

Provision for Loan Losses

Provision for loan losses decreased 20% to $354.6 million for the year ended December 31, 2012 compared to 2011. The decrease in provision for loan losses was driven primarily by improving credit trends, as evidenced by the lower levels of delinquent loans in the one- to four-family and home equity loan portfolios, and loan portfolio run-off. The decrease was partially offset by $50 million in charge-offs associated with newly identified bankruptcy filings during the third quarter of 2012, with approximately 80% related to prior years. We utilize third party loan servicers to obtain bankruptcy data on our borrowers, and during the third quarter of 2012 we identified an increase in bankruptcies reported by one specific servicer. In researching this increase, we discovered that the servicer had not been reporting historical bankruptcy data on a timely basis. As a result, we implemented an enhanced procedure around all servicer reporting to corroborate bankruptcy reporting with independent third party data. Through this additional process, approximately $90 million of loans were identified in which servicers failed to report the bankruptcy filing to us, approximately 90% of which were current at the end of the third quarter of 2012. As a result, these loans were written down to the estimated current value of the underlying property less estimated selling costs, or approximately $40 million, during the third quarter of 2012. These charge-offs resulted in an increase to provision for loan losses of $50 million for the year ended December 31, 2012.

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

Other Income (Expense)

Other income (expense) increased 192% to $513.7 million for the year ended December 31, 2012 compared to 2011 as shown in the following table (dollars in millions):

			Variance
	Year Ended December 31,		2012 vs. 2011
	2012	2011	Amount	%
Corporate interest income	$0.1	$0.7	$(0.6)	*
Corporate interest expense	(179.9)	(177.8)	(2.1)	1%
Gains (losses) on early extinguishment of debt:
Corporate debt	(256.9)	3.1	(260.0)	*
Wholesale borrowings and other	(78.3)	—	(78.3)	*
Equity in income (loss) of investments and other	1.3	(1.8)	3.1	*

Total other income (expense)	$(513.7)	$(175.8)	$(337.9)	192%

*	Percentage not meaningful.

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

During the first quarter of 2012, we recorded an income tax benefit of $26.3 million related to certain losses on the 2009 Debt Exchange that were previously considered non-deductible. Through additional research completed in the first quarter of 2012, we identified that a portion of those losses were incorrectly treated as non-deductible in 2009 and were deductible for tax purposes. The $26.3 million income tax benefit resulted in a corresponding increase to the net deferred tax asset.

In November 2012, California voters approved Proposition 39, which requires most multi-state taxpayers to use a sales factor-only apportionment formula, combined with market–based sourcing for sales, other than sales of tangible personal property, effective for years beginning on or after January 1, 2013. As a result, the overall California apportionment for the company’s unitary group decreased significantly and we expected this would decrease our taxable income in California in future periods. As a result, we no longer expected to utilize net operating losses in California and we recognized income tax expense of $25.1 million consisting of establishing valuation allowances for California net operating losses, research and development credits and other deferred tax assets.

During the third quarter of 2011, we recorded an income tax benefit of $61.7 million related to the taxable liquidation of a European subsidiary. The subsidiary was liquidated for U.S. tax purposes in connection with our international restructuring activities. This liquidation resulted in the taxable recognition of certain losses, including historical acquisition premiums that we incurred internationally. This income tax benefit resulted in a corresponding increase to the net deferred tax asset.

Valuation Allowance

The net deferred tax asset was $1,416.2 million and $1,578.7 million at December 31, 2012 and 2011, respectively. We are required to establish a valuation allowance for deferred tax assets and record a corresponding charge to income tax expense it is determined, based on evaluation of available evidence at the time the determination is made, that it is more likely than not that some or all of the deferred tax assets will not be realized. If we were to conclude that a valuation allowance was required, the resulting loss could have a material adverse effect on our financial condition and results of operations. For the three-year period ended December 31, 2012, we were no longer in a cumulative book loss position. As of December 31, 2012, we did not establish a valuation allowance against our federal deferred tax assets as we believe that it is more likely than not that all of these assets will be realized.

SEGMENT RESULTS REVIEW

We report operating results in two segments: 1) trading and investing; and 2) balance sheet management. Trading and investing includes retail brokerage products and services; investor-focused banking products; market making; and corporate services. Balance sheet management includes the management of asset allocation; loans previously originated by the Company or purchased from third parties; customer payables and deposits; and credit, liquidity and interest rate risk for the Company as described in the Risk Management section. Costs associated with certain functions that are centrally-managed are separately reported in a corporate/other category. For more information on our segments, see Note 21—Segment Information in Item 8. Financial Statements and Supplementary Data.

Trading and Investing

The following table summarizes trading and investing financial information and key metrics as of and for the years ended December 31, 2013, 2012 and 2011 (dollars in millions, except for key metrics):

	Year Ended December 31,			Variance
				2013 vs. 2012
	2013	2012	2011	Amount	%
Net operating interest income	$539.6	$640.5	$746.1	$(100.9)	(16)%
Commissions	420.1	377.8	436.2	42.3	11%
Fees and service charges	153.3	119.4	128.0	33.9	28%
Principal transactions	72.7	93.2	105.4	(20.5)	(22)%
Other revenues	31.4	32.0	31.2	(0.6)	(2)%

Total net revenue	1,217.1	1,262.9	1,446.9	(45.8)	(4)%
Total operating expense	883.5	769.2	825.9	114.3	15%

Trading and investing income	$333.6	$493.7	$621.0	$(160.1)	(32)%

Key Metrics:
DARTs	150,743	138,112	157,475	12,631	9%
Average commission per trade	$11.13	$11.01	$11.01	$0.12	1%
Margin receivables (dollars in billions)	$6.4	$5.8	$4.8	$0.6	10%
End of period brokerage accounts	2,998,059	2,903,191	2,783,012	94,868	3%
Net new brokerage accounts	94,868	120,179	98,701	(25,311)	(21)%
Brokerage account attrition rate	8.8%	9.0%	10.3%	(0.2)%	*
Customer assets (dollars in billions)	$260.8	$201.2	$172.4	$59.6	30%
Net new brokerage assets (dollars in billions)	$10.4	$10.4	$9.7	$0.0	0%
Brokerage related cash (dollars in billions)	$39.7	$33.9	$27.7	$5.8	17%

*	Percentage not meaningful.

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

2013 Compared to 2012

Trading and investing income decreased 32% to $333.6 million for the year ended December 31, 2013 compared to 2012. The decrease for the year ended December 31, 2013 was driven primarily by $142.4 million of goodwill impairment recorded in the second quarter of 2013 related to the decision to exit market making business. We continued to generate net new brokerage accounts, ending the year with 3.0 million accounts. Brokerage related cash, which is one of our most profitable sources of funding, increased by $5.8 billion to $39.7 billion when compared to 2012.

Trading and investing net operating interest income decreased 16% to $539.6 million for the year ended December 31, 2013, compared to 2012. The decrease was driven by lower interest income from the balance sheet management segment as a result of deleveraging initiatives, in particular as it relates to moving sweep deposits off-balance sheet.

Trading and investing commissions increased 11% to $420.1 million for the year ended December 31, 2013 compared to 2012. This increase in commissions was primarily the result of an increase in DARTs of 9% to 150,743 for the year ended December 31, 2013 compared to 2012.

Trading and investing fees and service charges increased 28% to $153.3 million for the year ended December 31, 2013 compared to 2012. This increase was driven primarily by increases in order flow revenue due to increased trading activity, as well as increases in advisor management fees driven from the managed accounts within our retirement, investing and savings products, which were $2.4 billion at December 31, 2013, compared to $1.3 billion at December 31, 2012. The market making business, G1 Execution Services, LLC, had a formal intercompany agreement with E*TRADE Securities LLC, both wholly owned subsidiaries of the Company at December 31, 2013. As part of the intercompany agreement, E*TRADE Securities LLC routed a portion of its order flow to G1 Execution Services, LLC, and received an order flow rebate which was eliminated in consolidation. As the sale of the market making business closed on February 10, 2014, we expect to see an increase in order flow revenue as E*TRADE Securities will be routing all of its order flow to third parties.

Trading and investing principal transactions decreased 22% to $72.7 million for the year ended December 31, 2013 compared to 2012. The decrease in principal transactions revenue was driven primarily by a decrease in market making trading volume along with a decrease in average revenue per share earned. The market making business generates all of our principal transactions revenue. On October 23, 2013, we entered into a definitive agreement to sell the market making business to an affiliate of Susquehanna. The sale closed on February 10, 2014 and we will no longer have principal transactions revenue after that date.

Trading and investing operating expense increased 15% to $883.5 million for the year ended December 31, 2013 compared to 2012. The increase for the year ended December 31, 2013 was driven primarily by impairment of goodwill of $142.4 million in the second quarter of 2013 related to the decision to exit the market making business.

As of December 31, 2013, we had approximately 3.0 million brokerage accounts, 1.2 million stock plan accounts and 0.4 million banking accounts. For the years ended December 31, 2013 and 2012, our brokerage products contributed 78% and 71%, respectively, and our banking products contributed 22% and 29%, respectively, of total trading and investing net revenue.

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

Balance Sheet Management

The following table summarizes balance sheet management financial information and key metrics as of and for the years ended December 31, 2013, 2012 and 2011 (dollars in millions):

				Variance
	Year Ended December 31,			2013 vs. 2012
	2013	2012	2011	Amount	%
Net operating interest income	$442.2	$444.6	$473.9	$(2.4)	(1)%
Fees and service charges	1.7	2.8	2.4	(1.1)	(38)%
Gains on loans and securities, net	60.6	200.8	121.2	(140.2)	(70)%
Net impairment	(2.3)	(16.9)	(14.9)	14.6	(86)%
Other revenues	4.4	5.5	7.2	(1.1)	(21)%

Total net revenue	506.6	636.8	589.8	(130.2)	(20)%
Provision for loan losses	143.5	354.6	440.6	(211.1)	(60)%
Total operating expense	178.7	220.6	238.4	(41.9)	(19)%

Balance sheet management income (loss)	$184.4	$61.6	$(89.2)	$122.8	200%

Key Metrics:
Special mention loan delinquencies	$271.6	$342.2	$467.1	$(70.6)	(21)%
Allowance for loan losses	$453.0	$480.7	$822.8	$(27.7)	(6)%

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

2013 Compared to 2012

The balance sheet management segment income increased 200% to $184.4 million for the year ended December 31, 2013 compared to 2012. The increase in balance sheet management income was due primarily to a decrease in provision for loan losses of 60% to $143.5 million, partially offset by lower gains on loans and securities, net for the year ended December 31, 2013.

Gains on loans and securities, net decreased 70% to $60.6 million for the year ended December 31, 2013 compared to 2012. The decreases in gains on loans and securities net for the year ended December 31, 2013, were driven by additional gains recognized in the year ended December 31, 2012 from the sale of available-for-sale securities as a result of our deleveraging initiatives, primarily related to a reduction in wholesale funding obligations.

We recognized $2.3 million and $16.9 million of net impairment during the year ended December 31, 2013 and 2012, respectively, on certain securities in the non-agency CMO portfolio due to continued deterioration in the expected credit performance of the underlying loans in those specific securities.

Provision for loan losses decreased 60% to $143.5 million for the year ended December 31, 2013 compared to 2012. The decrease in provision for loan losses was driven primarily by improving economic conditions, as evidenced by the lower levels of delinquent loans in the one- to four-family and home equity loan portfolios, home price improvement and loan portfolio run-off.

We evaluated and refined our default assumptions related to a subset of the home equity line of credit portfolio that will require borrowers to repay the loan in full at the end of the draw period, commonly referred to as “balloon loans”. These loans were approximately $235 million of the home equity line of credit portfolio at the year ended December 31, 2013. We evaluated the significant burden a balloon payment may place on a borrower with a low FICO score and high CLTV ratio, and the estimates around the time period that it might take for these borrowers’ equity positions in their collateral to appreciate in order to allow for possible refinance of the balloon loan at maturity. As a result of this evaluation of the higher risk balloon loans, we increased our default assumptions and extended the period of management’s forecasted loan losses captured within the general allowance to include the total probable loss on these loans. The overall impact of these refinements drove the substantial majority of provision for loan losses during the year ended December 31, 2013.

Total balance sheet management operating expense decreased 19% to $178.7 million for the year ended December 31, 2013 compared to 2012. The decrease in operating expense for the year ended December 31, 2013 resulted primarily from lower FDIC insurance premiums, reduced servicing expenses due to lower loan balances and reduced expenses related to REO when compared the 2012.

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

Corporate/Other

The following table summarizes corporate/other financial information for the years ended December 31, 2013, 2012 and 2011 (dollars in millions):

				Variance
	Year Ended December 31,			2013 vs. 2012
	2013	2012	2011	Amount	%
Total net revenue	$—	$(0.2)	$(0.1)	$0.2	*

Compensation and benefits	92.9	81.0	70.3	11.9	15%
Professional services	43.5	37.5	35.4	6.0	16%
Occupancy and equipment	7.1	5.5	2.7	1.6	29%
Communications	1.6	1.7	1.5	(0.1)	(7)%
Depreciation and amortization	16.8	16.3	18.4	0.5	3%
Facility restructuring and other exit activities	28.4	7.7	7.7	20.7	269%
Other operating expenses	22.7	22.6	34.5	0.1	1%

Total operating expense	213.0	172.3	170.5	40.7	24%

Operating loss	(213.0)	(172.5)	(170.6)	(40.5)	23%
Total other income (expense)	(110.0)	(513.7)	(175.8)	403.7	(79)%

Corporate/other loss	$(323.0)	$(686.2)	$(346.4)	$363.2	(53)%

The corporate/other category includes costs that are centrally-managed, technology related costs incurred to support centrally-managed functions, restructuring and other exit activities, corporate debt and corporate investments.

2013 Compared to 2012

The corporate/other loss before income taxes was $323.0 million for the year ended December 31, 2013, compared to $686.2 million in 2012.

The operating loss increased 23% to $213.0 million for the year ended December 31, 2013 compared to 2012 due primarily to increased facility restructuring and other exit activities expense as a result of costs incurred as part of our expense reduction initiatives, in addition to costs incurred related to our decision to exit the market making business and increased incentive compensation.

Total other income (expense) included corporate interest expense on interest-bearing corporate debt for the years ended December 31, 2013 and 2012. Corporate interest expense decreased 36% to $114.4 million for the year ended December 31, 2013 compared to 2012 as a result of the refinance of $1.3 billion in higher coupon corporate debt during the fourth quarter of 2012. Corporate interest expense for the year ended December 31, 2013 was partially offset by a gain of $4.4 million related to an investment in a venture fund which was included in equity in income of investments and other.

In addition, for the year ended December 31, 2012, $256.9 million in losses on early extinguishment of corporate debt were recorded, as a result of the early extinguishment of all the 12 1/2% Springing lien notes and 7 7/8% Notes during 2012. We also had $78.3 million in losses on early extinguishment of wholesale borrowings as a result of the early extinguishment of approximately $1.1 billion in wholesale borrowings during 2012. During the year ended December 31, 2011, we had $3.1 million in gains on early extinguishment of debt related to the call of the 7 3/8% Notes in the second quarter of 2011.

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

Total other income (expense) included corporate interest expense on interest-bearing corporate debt for the years ended December 31, 2012 and 2011. Corporate interest expense increased 1% to $179.9 million year ended December 31, 2012 compared to 2011. In addition, for the year ended December 31, 2012, $256.9 million in losses on early extinguishment of debt were recorded, driven by the early extinguishment of all of the outstanding 12 1/2% Springing lien notes and 7 7/8% Notes during 2012. Offsetting corporate interest expense for the year ended December 31, 2011 as a $3.1 million gain on early extinguishment of debt related to the call of the 7 3/8% Notes in the second quarter of 2011.

BALANCE SHEET OVERVIEW

The following table sets forth the significant components of the consolidated balance sheet (dollars in millions):

			Variance
	December 31,		2013 vs. 2012
	2013	2012	Amount	%
Assets:
Cash and equivalents	$1,838.0	$2,761.5	$(923.5)	(33)%
Segregated cash	1,066.1	376.9	689.2	183%
Securities(1)	23,773.0	23,084.2	688.8	3%
Margin receivables	6,352.7	5,804.0	548.7	9%
Loans receivable, net	8,122.6	10,098.7	(1,976.1)	(20)%
Investment in FHLB stock	61.4	67.4	(6.0)	(9)%
Other(2)	5,066.1	5,194.0	(127.9)	(2)%

Total assets	$46,279.9	$47,386.7	$(1,106.8)	(2)%

Liabilities and shareholders’ equity:
Deposits	$25,970.9	$28,392.5	$(2,421.6)	(9)%
Wholesale borrowings(3)	5,821.9	5,715.6	106.3	2%
Customer payables	6,309.7	4,964.9	1,344.8	27%
Corporate debt	1,768.7	1,765.0	3.7	0%
Other liabilities	1,552.8	1,644.2	(91.4)	(6)%

Total liabilities	41,424.0	42,482.2	(1,058.2)	(2)%
Shareholders’ equity	4,855.9	4,904.5	(48.6)	(1)%

Total liabilities and shareholders’ equity	$46,279.9	$47,386.7	$(1,106.8)	(2)%

(1)	Includes balance sheet line items trading, available-for-sale and held-to-maturity securities.
(2)	Includes balance sheet line items property and equipment, net, goodwill, other intangibles, net and other assets.
(3)	Includes balance sheet line items securities sold under agreements to repurchase and FHLB advances and other borrowings.

Segregated Cash

Segregated cash increased by $0.7 billion to $1.1 billion during the year ended December 31, 2013. The level of cash required to be segregated under federal or other regulations, or segregated cash, is driven largely by customer cash and securities lending balances we hold as a liability in excess of the amount of margin receivables and securities borrowed balances we hold as an asset. The excess represents customer cash that we are required by our regulators to segregate for the exclusive benefit of our brokerage customers.

Securities

Trading, available-for-sale and held-to-maturity securities are summarized as follows (dollars in millions):

			Variance
	December 31,		2013 vs. 2012
	2013	2012	Amount	%
Trading securities	$—	$101.3	$(101.3)	(100)%

Available-for-sale securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$12,236.1	$12,097.2	$138.9	1%
Non-agency CMOs	14.1	235.2	(221.1)	(94)%

Total residential mortgage-backed securities	12,250.2	12,332.4	(82.2)	(1)%
Investment securities	1,342.0	1,110.6	231.4	21%

Total available-for-sale securities	$13,592.2	$13,443.0	$149.2	1%

Held-to-maturity securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$8,358.8	$7,887.5	$471.3	6%
Investment securities	1,822.0	1,652.4	169.6	10%

Total held-to-maturity securities	$10,180.8	$9,539.9	$640.9	7%

Total securities	$23,773.0	$23,084.2	$688.8	3%

Securities represented 51% and 49% of total assets at December 31, 2013 and 2012, respectively. The increase in available-for-sale and held-to-maturity securities during the year ended December 31, 2013 was due primarily to the purchase of agency debt securities, included in investment securities, and the purchase of agency mortgage-backed securities and CMOs. This increase in available-for-sale securities was offset by a decrease in non-agency CMOs as we sold $230.5 million in amortized cost of available-for-sale non-agency CMOs during the first quarter of 2013 as part of our focus to reduce risk and deleverage the balance sheet.

The decrease in trading securities during the year ended December 31, 2013, was due to our decision at the end of the second quarter of 2013 to exit the market making business, G1 Execution Services, LLC. All assets related to the market making business, including all of the trading securities, were reclassified to held-for-sale assets, which are reflected in the other assets line item on the consolidated balance sheet.

Loans Receivable, Net

Loans receivable, net are summarized as follows (dollars in millions):

			Variance
	December 31,		2013 vs. 2012
	2013	2012	Amount	%
One- to four-family	$4,474.8	$5,442.2	$(967.4)	(18)%
Home equity	3,454.0	4,223.4	(769.4)	(18)%
Consumer and other	602.1	844.9	(242.8)	(29)%
Unamortized premiums, net	44.7	68.9	(24.2)	(35)%
Allowance for loan losses	(453.0)	(480.7)	27.7	(6)%

Total loans receivable, net	$8,122.6	$10,098.7	$(1,976.1)	(20)%

Loans receivable, net decreased 20% to $8.1 billion at December 31, 2013 from $10.1 billion at December 31, 2012. This decline was due primarily to our strategy of reducing balance sheet risk by allowing the loan portfolio to pay down, which we plan to do for the foreseeable future.

Other Assets

The other assets balance is summarized as follows (dollars in millions):

			Variance
	December 31,		2013 vs. 2012
	2013	2012	Amount	%
Property and equipment, net	$237.2	$288.2	$(51.0)	(18)%
Goodwill	1,791.8	1,934.2	(142.4)	(7)%
Other intangibles, net	215.9	260.6	(44.7)	(17)%
Other assets	2,821.2	2,711.0	110.2	4%

Total other assets	$5,066.1	$5,194.0	$(127.9)	(2)%

Total other assets decreased 2% to $5.1 billion at December 31, 2013, from $5.2 billion at December 31, 2012, due primarily to a decrease in goodwill. At the end of the second quarter of 2013, we decided to exit the market making business, and as a result the entire amount of the associated goodwill of $142.4 million was impaired. In connection with the decision to exit the business, assets related to the market making business of $173.0 million were classified as held-for-sale. Held-for-sale assets are reported in the other assets line item on the consolidated balance sheet, consisted primarily of $105.0 million of trading securities and $21.2 million of other intangibles, net at December 31, 2013. See Note 2—Business Held-for-Sale in Item 8. Financial Statements and Supplementary Data for additional information on the market making business.

Deposits

Deposits are summarized as follows (dollars in millions):

			Variance
	December 31,		2013 vs. 2012
	2013	2012	Amount	%
Sweep deposits	$19,592.1	$21,253.6	$(1,661.5)	(8)%
Complete savings deposits	4,302.9	4,981.6	(678.7)	(14)%
Checking deposits	1,098.0	1,055.4	42.6	4%
Other money market and savings deposits	914.1	995.2	(81.1)	(8)%
Time deposits	63.8	106.7	(42.9)	(40)%

Total deposits	$25,970.9	$28,392.5	$(2,421.6)	(9)%

Deposits represented 63% and 67% of total liabilities at December 31, 2013 and 2012, respectively. At December 31, 2013, 90% of our customer deposits were covered by FDIC insurance. Deposits provide the benefit of lower interest costs compared with wholesale funding alternatives. Deposits decreased 9% to $26.0 billion at December 31, 2013 from $28.4 billion at December 31, 2012, driven primarily by $3.2 billion in sweep deposits that were transferred off-balance sheet to third parties during the year ended December 31, 2013 as part of our deleveraging initiatives.

The majority of the deposits balance, specifically sweep deposits, is included in brokerage related cash and reported as a customer activity metric of $39.7 billion and $33.9 billion at December 31, 2013 and 2012, respectively. The total brokerage related cash balance is summarized as follows (dollars in millions):

			Variance
	December 31,		2013 vs. 2012
	2013	2012	Amount	%
Deposits	$25,970.9	$28,392.5	$(2,421.6)	(9)%
Less: bank related cash(1)	(6,378.8)	(7,138.9)	760.1	(11)%
Customer payables	6,309.7	4,964.9	1,344.8	27%
Customer assets held by third parties(2)	13,783.5	7,644.2	6,139.3	80%

Total brokerage related cash(3)	$39,685.3	$33,862.7	$5,822.6	17%

(1)	Bank related cash includes complete savings deposits, checking deposits, other money market and savings deposits and time deposits.
(2)

Customer assets held by third parties are not reflected on our consolidated balance sheet and are not immediately available for liquidity purposes. However, we maintain the ability to bring these customer assets back on the balance sheet with appropriate notification to the third parties.

(3)	Increases in brokerage related cash generally indicate that the use of our products and services by existing and new brokerage customers is expanding.

As part of our strategy to strengthen our overall financial and franchise position we have been focused on improving our capital ratios by reducing risk and deleveraging the balance sheet. Our deleveraging strategy included transferring customer deposits to third party institutions. At December 31, 2013, our customers held $13.8 billion of assets at third party institutions, including third party banks and money market funds. Approximately 68% of these off-balance sheet assets resulted from our deleveraging efforts. Customer assets held by third parties included $4.4 billion and $2.3 billion of customer sweep deposits at December 31, 2013 and 2012, respectively in the extended insurance sweep deposit account program (“ESDA”) that we have in place for brokerage customers. At December 31, 2013, the ESDA program utilized E*TRADE Bank in combination with six additional third party program banks to allow certain customers the ability to insure at least $1,250,000 of the cash they hold in the ESDA. In addition, customer assets held by third parties at December 31, 2013 and 2012 included $9.4 billion and $5.3 billion, respectively, held in third party money market funds in which our customers can elect to participate.

Wholesale Borrowings

Wholesale borrowings, which consist of securities sold under agreements to repurchase and FHLB advances and other borrowings, are summarized as follows (dollars in millions):

			Variance
	December 31,		2013 vs. 2012
	2013	2012	Amount	%
Securities sold under agreements to repurchase	$4,542.8	$4,454.7	$88.1	2%

FHLB advances	$850.9	$831.7	$19.2	2%
Subordinated debentures	427.8	427.7	0.1	0%
Other	0.4	1.5	(1.1)	(73)%

Total FHLB advances and other borrowings	$1,279.1	$1,260.9	$18.2	1%

Total wholesale borrowings	$5,821.9	$5,715.6	$106.3	2%

Wholesale borrowings represented 14% and 13% of total liabilities at December 31, 2013 and 2012, respectively. Securities sold under agreements to repurchase and FHLB advances are the primary wholesale funding sources of the Bank. As a result, we expect these balances to fluctuate over time as deposits and interest-

earning assets fluctuate. During the year ended December 31, 2013, securities sold under agreements to repurchase increased 2% to $4.5 billion due to large amounts of customer net buying activity at the end of December 2013. This activity was temporarily funded with wholesale borrowings to allow for an orderly reduction of the balance sheet. During 2014 we expect securities sold under agreements to repurchase to decrease by approximately $675 million due to planned decreases in the forecasted issuances of debt.

Corporate Debt

Corporate debt by type is shown as follows (dollars in millions):

	Face Value	Discount	Net
December 31, 2013
Interest-bearing notes:
6 3/4% Notes, due 2016	$435.0	$(4.1)	$430.9
6% Notes, due 2017	505.0	(3.6)	501.4
6 3/8% Notes, due 2019	800.0	(6.3)	793.7

Total interest-bearing notes	1,740.0	(14.0)	1,726.0
Non-interest-bearing debt:
0% Convertible debentures, due 2019	42.7	—	42.7

Total corporate debt	$1,782.7	$(14.0)	$1,768.7

	Face Value	Discount	Net
December 31, 2012
Interest-bearing notes:
6 3/4% Notes, due 2016	$435.0	$(5.8)	$429.2
6% Notes, due 2017	505.0	(4.6)	500.4
6 3/8% Notes, due 2019	800.0	(7.3)	792.7

Total interest-bearing notes	1,740.0	(17.7)	1,722.3
Non-interest-bearing debt:
0% Convertible debentures, due 2019	42.7	—	42.7

Total corporate debt	$1,782.7	$(17.7)	$1,765.0

Shareholders’ Equity

The activity in shareholders’ equity during the year ended December 31, 2013 is summarized as follows (dollars in millions):

	Common Stock / Additional Paid-In Capital	Accumulated Deficit / Other Comprehensive Loss	Total
Beginning balance, December 31, 2012	$7,322.1	$(2,417.6)	$4,904.5
Net income	—	86.0	86.0
Net change from available-for-sale securities	—	(297.8)	(297.8)
Net change from cash flow hedging instruments	—	154.2	154.2
Other(1)	9.0	0.0	9.0

Ending balance, December 31, 2013	$7,331.1	$(2,475.2)	$4,855.9

(1)	Other includes conversions of convertible debt, employee share-based compensation and changes in accumulated other comprehensive loss from foreign currency translation.

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

Management believes the following sources of liquidity are of critical importance in maintaining ample funding for liquidity needs: Corporate cash, Bank cash, deposits and unused FHLB borrowing capacity. Management believes that within deposits, sweep deposits are of particular importance as they are the most stable source of liquidity for E*TRADE Bank when compared to non-sweep deposits. While in recent periods we have transferred customer sweep deposits to third party banks that participate in our ESDA program, we maintain the ability to bring these off-balance sheet deposits back to E*TRADE Bank with appropriate notification to the third party program banks. In addition, certain customer payables and sweep deposits were transferred to third party money market funds. At December 31, 2013, we had $4.4 billion and $9.4 billion of customer deposits at third party banks and third party money market funds, respectively. We continually assess our liquidity position with respect to our ESDA program with the third party banks, and maintain additional sources of liquidity outside of deposits through other programs that are available to us. Refer to “Other Sources of Liquidity” within this section for additional information on those programs.

Capital is generated primarily through the business operations of the trading and investing and balance sheet management segments, which are primarily contained within E*TRADE Bank; therefore, we believe a key indicator of the capital generated or used in our business operations is the level of regulatory capital in E*TRADE Bank. At December 31, 2013, E*TRADE Bank’s Tier 1 leverage ratio was 9.5%, an increase from 8.7% at December 31, 2012. We have been focused on improving the Tier 1 leverage ratio at E*TRADE Bank through continued earnings and deleveraging the balance sheet by a reduction in wholesale borrowings, retail deposits and customer payables. Through December 31, 2013, we have surpassed our targeted $8.5 billion in deleveraging initiatives. While we may take some tactical actions in future periods, we consider our deleveraging initiatives to be complete. We are now focused on continuing to generate capital through earnings.

We submitted an initial long-term capital plan to the OCC and Federal Reserve during the second quarter of 2012. The plan included: our five-year business strategy; forecasts of our business results and capital ratios; capital distribution plans in current and adverse operating conditions; and internally developed stress tests. During the third quarter of 2012, we received initial feedback from our regulators on this plan and we believe that key elements of this plan, specifically reducing risk, deleveraging the balance sheet and the development of an enterprise risk management function, are critical. We submitted an updated long-term capital plan to the OCC and Federal Reserve in February 2013, which included the key elements outlined in the initial plan as well as the progress made during 2012 on those key elements. We believe we have made important progress on our long-term capital plan, as evidenced by the $100 million and $75 million dividends that our regulators approved from E*TRADE Bank during the third and fourth quarters of 2013, respectively and the $75 million dividend approved in the first quarter of 2014. We plan to request a similar dividend each quarter over the near term up to the level of E*TRADE Bank’s net income from the previous quarter, while continuing an active and ongoing dialogue with our regulators to ensure our execution of the plan is consistent with their expectations.

Consolidated Cash and Equivalents

The consolidated cash and equivalents balance decreased by $0.9 billion to $1.8 billion at December 31, 2013 when compared to 2012. The majority of this balance is cash held in regulated subsidiaries, primarily the Bank, outlined as follows (dollars in millions):

	December 31,		Variance
	2013	2012	2013 vs. 2012
Corporate cash	$415.1	$407.6	$7.5
Bank cash	1,402.0	2,319.6	(917.6)
International brokerage and other cash	20.9	34.3	(13.4)

Total consolidated cash and equivalents	$1,838.0	$2,761.5	$(923.5)

Corporate cash is the primary source of liquidity at the parent company. We define corporate cash as cash held at the parent company as well as cash held in certain subsidiaries that can distribute cash to the parent company without any regulatory approval. We believe corporate cash is a useful measure of the parent company’s liquidity as it is the primary source of capital above and beyond the capital deployed in our regulated subsidiaries. Corporate cash can fluctuate in any given quarter and is impacted primarily by tax settlements, approval and timing of subsidiary dividends, debt service costs and other overhead cost sharing arrangements. Including the $175 million dividends from E*TRADE Bank to the parent company in 2013, corporate cash ended at $415.1 million. We target corporate cash to be at least two times our annual debt service, or approximately $220 million. From the level of corporate cash at December 31, 2013, we expect this balance to grow, assuming we receive regulatory approval for future dividends. The parent company has approximately $250 million in net deferred tax assets, which will ultimately become sources of corporate cash as the parent’s subsidiaries reimburse the parent for the use of its deferred tax assets.

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

E*TRADE Bank is subject to capital requirements determined by its primary regulators. At December 31, 2013 and 2012, E*TRADE Bank had $1.9 billion and $1.6 billion, respectively, of Tier 1 leverage capital in excess of the regulatory minimum level required to be considered “well capitalized.”

The Company’s broker-dealer subsidiaries are subject to capital requirements determined by their respective regulators. At December 31, 2013 and 2012, all of our brokerage subsidiaries met their minimum net capital requirements. Our broker-dealer subsidiaries had excess net capital of $868.1 million at December 31, 2013, an increase of $213.0 million from $655.1 million at December 31, 2012. The excess net capital of the broker-dealer subsidiaries at December 31, 2013 included $570.3 million and $260.8 million of excess net capital at E*TRADE Clearing LLC and E*TRADE Securities LLC, respectively, which are subsidiaries of E*TRADE Bank and these amounts are also included in the excess capital of E*TRADE Bank.

Financial Regulatory Reform Legislation and Basel III Framework

The Dodd-Frank Act requires all companies, including savings and loan holding companies, that directly or indirectly control an insured depository institution to serve as a source of strength for the institution. The implementation of holding company capital requirements will impact us as the parent company was not previously subject to regulatory capital requirements. These requirements will become effective for us on January 1, 2015, as further explained below. We believe these capital ratios are an important measure of capital strength and accordingly we manage our capital against the current capital ratios that apply to bank holding companies in preparation for the application of these requirements. The Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital ratios are non-GAAP measures as the parent company is not yet held to these regulatory capital requirements and are calculated as follows (dollars in millions):

	December 31,
	2013	2012	2011
Shareholders’ equity	$4,855.9	$4,904.5	$4,928.0
Deduct:
Losses in other comprehensive income on available-for-sale debt securities and cash flow hedges, net of tax	(459.0)	(315.4)	(389.6)
Goodwill and other intangible assets, net of deferred tax liabilities	1,654.2	1,899.4	1,947.5
Add:
Qualifying restricted core capital elements (TRUPs)(1)	433.0	433.0	433.0

Subtotal	4,093.7	3,753.5	3,803.1
Deduct:
Disallowed servicing assets and deferred tax assets	1,185.4	1,278.9	1,331.0

Tier 1 capital	2,908.3	2,474.6	2,472.1

Add:
Allowable allowance for loan losses	228.2	251.8	277.6

Total capital	$3,136.5	$2,726.4	$2,749.7

Total average assets	$46,038.4	$48,152.7	$46,964.2
Deduct:
Goodwill and other intangible assets, net of deferred tax liabilities	1,654.2	1,899.4	1,947.5

Subtotal	44,384.2	46,253.3	45,016.7
Deduct:
Disallowed servicing assets and deferred tax assets	1,185.4	1,278.9	1,331.0

Average total assets for leverage capital purposes	$43,198.8	$44,974.4	$43,685.7

Total risk-weighted assets(2)	$17,991.9	$19,849.9	$21,668.1

Tier 1 leverage ratio (Tier 1 capital / Average total assets for leverage capital purposes)	6.7%	5.5%	5.7%
Tier 1 capital / Total risk-weighted assets	16.2%	12.5%	11.4%
Total capital / Total risk-weighted assets	17.4%	13.7%	12.7%

(1)

The Company included 100% of its trust preferred securities (“TRUPs”) in E*TRADE Financial’s Tier 1 capital, as the final ruling issued in July 2013 by the regulatory agencies has the phase-out of TRUPs beginning in 2015 for the Company. If the TRUPs phase-out had been implemented, E*TRADE Financial’s Tier 1 leverage ratio would have been 5.7% at December 31, 2013.

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

At December 31, 2013, our Tier 1 leverage ratio was approximately 6.7% compared to the minimum ratio required to be “well capitalized” of 5%, the Tier 1 risk-based capital ratio was approximately 16.2% compared to the minimum ratio required to be “well capitalized” of 6%, and the total risk-based capital ratio was approximately 17.4% compared to the minimum ratio required to be “well capitalized” of 10%.

Our Tier 1 common ratio, which is a non-GAAP measure and currently has no mandated minimum or “well capitalized” standard, was 13.8% at December 31, 2013. We believe this ratio is an important measure of our capital strength. The Tier 1 common ratio is defined as Tier 1 capital less elements of Tier 1 capital that are not in the form of common equity, such as trust preferred securities, divided by total risk-weighted assets. The following table shows the calculation of the Tier 1 common ratio (dollars in millions):

	December 31,
	2013	2012	2011
Shareholders’ equity	$4,855.9	$4,904.5	$4,928.0
Deduct:
Losses in other comprehensive income on available-for-sale debt securities and cash flow hedges, net of tax	(459.0)	(315.4)	(389.6)
Goodwill and other intangible assets, net of deferred tax liabilities	1,654.2	1,899.4	1,947.5

Subtotal	3,660.7	3,320.5	3,370.1
Deduct:
Disallowed servicing assets and deferred tax assets	1,185.4	1,278.9	1,331.0

Tier 1 common	$2,475.3	$2,041.6	$2,039.1

Total risk-weighted assets	$17,991.9	$19,849.9	$21,668.1
Tier 1 common ratio (Tier 1 common / Total risk-weighted assets)	13.8%	10.3%	9.4%

In July 2013, the U.S. Federal banking agencies finalized a rule to implement Basel III in the U.S., a framework for the calculation and components of a banking organization’s regulatory capital and for calculating a banking organization’s risk-weighted assets. Among other things, the Basel III rule raises the minimum thresholds for required capital and revises certain aspects of the definitions and elements of the capital that can be used to satisfy these required minimum thresholds. While the rules became effective on January 1, 2014 for certain large banking organizations, most U.S. banking organizations, including the Company and E*TRADE Bank, have until January 1, 2015 to begin complying with this new framework, with the fully phased-in Basel III capital standards becoming effective in 2019. We expect to be compliant with the Basel III framework, as it is phased-in.

We believe the most relevant elements of the final rule to us relate to the risk-weighting of mortgage loans, which will remain unchanged from current rules, and margin receivables, which will qualify for 0% risk-weighting. In addition, the final rule gives the option for a one-time permanent election for the inclusion or exclusion in the calculation of Common Tier 1 capital of unrealized gains (losses) on all available-for-sale debt securities; we currently intend to elect to exclude unrealized gains (losses). We believe the incorporation of these elements will have a favorable impact on our current capital ratios.

On October 9, 2012, regulators issued final rules implementing provisions of the Dodd-Frank Act that require banking organizations with total consolidated assets of more than $10 billion but less than $50 billion to conduct annual company-run stress tests, report the results to their primary federal regulator and the Federal Reserve and publish a summary of the results. Under the rules, stress tests must be conducted using certain scenarios (baseline, adverse and severely adverse), which the Federal Reserve will publish by November 15 of each year.

Under the OCC and the Federal Reserve stress test regulations, E*TRADE Bank and the Company, respectively, will be required to conduct stress-testing using the prescribed stress-testing methodologies. The final regulations require E*TRADE Bank to conduct its first stress test using financial statement data as of September 30, 2013, and it will be required to report results to the OCC on or before March 31, 2014. The Company will be required to conduct its first stress test using financial statement data as of September 30, 2016, and it will be required to disclose a summary of its stress test results to the Federal Reserve on or before March 31, 2017.

We conducted a company-run stress test for E*TRADE Bank and the Company, which we believe is consistent with the OCC’s and Federal Reserve’s methodologies, respectively, and provided the results to the OCC and the Federal Reserve with the submission of the long-term capital plan in February 2013. We believe that E*TRADE Bank is on schedule to provide the data from its first stress test to the OCC on or before March 31, 2014, as required.

On October 24, 2013, U.S. Federal banking agencies issued an inter-agency notice of proposed rulemaking that would implement a quantitative liquidity requirement generally consistent with, and in some respects stricter than, the LCR standard established by Basel III. The purpose of the LCR proposal is to require certain financial institutions to hold minimum amounts of high-quality, liquid assets against its projected net cash outflows. While the LCR proposals would apply only to companies with greater than $50 billion in assets and would therefore not apply to us, we will continue to assess the impact of the proposed rule and we expect to be in compliance with this rule.

Other Sources of Liquidity

We also maintain uncommitted lines of credit with unaffiliated banks to finance margin lending, with available balances subject to approval when utilized. At December 31, 2013, there were no outstanding balances.

We rely on borrowed funds, from sources such as securities sold under agreements to repurchase and FHLB advances, to provide liquidity for E*TRADE Bank. Our ability to borrow these funds is dependent upon the continued availability of funding in the wholesale borrowings market. In addition, we can borrow from the Federal Reserve Bank’s discount window to meet short-term liquidity requirements, although it is not viewed as a primary source of funding. At December 31, 2013, E*TRADE Bank had approximately $3.0 billion and $0.8 billion in additional collateralized borrowing capacity with the FHLB and the Federal Reserve Bank, respectively. We also have the ability to generate liquidity in the form of additional deposits by raising the yield on our customer deposit account products.

Off-Balance Sheet Arrangements

We enter into various off-balance-sheet arrangements in the ordinary course of business, primarily to meet the needs of our customers and to reduce our own exposure to interest rate risk. These arrangements include firm commitments to extend credit and letters of credit. Additionally, we enter into guarantees and other similar arrangements as part of transactions in the ordinary course of business. For additional information on each of these arrangements, see Note 20—Commitments, Contingencies and Other Regulatory Matters of Item 8. Financial Statements and Supplementary Data.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at December 31, 2013 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (dollars in millions):

	Payments Due by Period
	Less Than 1 Year	1-3 Years	3-5 Years	Thereafter	Other(7)	Total
Securities sold under agreements to repurchase(1)	$3,611.0	$679.9	$302.3	$—	$—	$4,593.2
FHLB advances and other borrowings(1)(2)	186.8	390.4	433.6	1,058.7	—	2,069.5
Corporate debt(3)	110.6	639.2	633.5	887.3	—	2,270.6
Uncertain tax positions	0.9	6.5	8.5	6.3	310.7	332.9
Certificates of deposit and brokered certificates of deposit(1)(4)	42.6	15.8	5.9	0.1	—	64.4
Operating lease payments(5)	21.9	41.3	34.5	28.4	—	126.1
Purchase obligations(6)	77.2	42.2	18.2	—	—	137.6

Total contractual obligations	$4,051.0	$1,815.3	$1,436.5	$1,980.8	$310.7	$9,594.3

(1)

Includes annual interest based on the contractual features of each transaction, using market rates at December 31, 2013. Interest rates are assumed to remain at current levels over the life of all adjustable rate instruments.

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

(7)	Represents uncertain tax positions that we are unable to make a reasonably reliable estimate of the timing of payments in individual years.

At December 31, 2013, the Company had $245.6 million of unused lines of credit available to customers under home equity lines of credit. The Company also had $4.4 million in commitments to fund low-income housing tax credit partnerships and other limited partnerships at December 31, 2013. Additional information related to commitments and contingent liabilities is detailed in Note 20—Commitments, Contingencies and Other Regulatory Matters of Item 8. Financial Statements and Supplementary Data.

RISK MANAGEMENT

As a financial services company, our business exposes us to certain risks. The identification, mitigation and management of existing and potential risks are key to effective enterprise risk management. There are certain risks that are inherent to our business (e.g. execution of transactions) whereas other risks will present themselves through the conduct of that business. We seek to monitor and manage our significant risk exposures through a set of board approved limits as well as Key Risk Indicators (“KRIs”) or metrics. We have in place a governance framework that regularly reports metrics, major risks and exposures to senior management and the Board of Directors. In 2014, we will continue to enhance our risk management culture and capabilities.

We developed a Board-approved Risk Appetite Statement (“RAS”) which was disseminated to employees and specifies the significant risks we are exposed to and our tolerance of those risks. As described in the RAS, our business exposes us to the following eight major categories of risk:

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

We manage risk through a governance structure of risk committees, which consist of members of senior management, to help ensure that business decisions are executed within our stated risk profile and consistent with the RAS. A variety of methodologies and measures are used to monitor, quantify, assess and forecast risk. Measurement criteria, methodologies and calculations are reviewed periodically to assure that risks are represented appropriately. Certain risks are described in the RAS and related policies which establish processes and limits. The RAS and these policies are reviewed, challenged and approved by certain risk committees and the Board of Directors on at least an annual basis.

The Risk Oversight Committee, which consists of members of the Board of Directors, reviews, challenges and approves the RAS and risk policies each year, receives regular reports on the status of certain limits and KRIs as well as discusses certain key risks. In addition to this Board-level committee, various management risk committees throughout the Company aid in the identification, measurement and management of risks, including:

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

•

New Products Review Committee—the New Products Review Committee has the responsibility for assessing and approving the business, risk, regulatory and compliance perspectives of new products to be offered to customers and prospective customers.

•

Investment Policy Committee—the Investment Policy Committee is responsible for reviewing, challenging and approving investments recommended for investment advisory products and incidental advice services and investment guidance, including reviewing, challenging and approving capital market assumptions and other underlying assumptions relating to financial tools and calculators.

•

Order Routing and Best Execution Committee—the Order Routing and Best Execution Committee (“ORBEC”) is responsible for evaluating the Company’s execution statistics and order-routing determinations for stock and listed options and determining how, if at all, the Company will alter its order-routing methodology to improve execution quality. The ORBEC also reviews order flow rates and payments received from G1 Execution Services, LLC and other unaffiliated market centers for comparable order flow directed to them.

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

Loss Mitigation on the Loan Portfolio

We have a credit risk operations team that focuses on the mitigation of potential losses in the loan portfolio. Through a variety of strategies, including voluntary line closures, automatically freezing lines on all delinquent accounts, and freezing lines on loans with materially reduced home equity, we have reduced our exposure to open home equity lines from a high of over $7 billion in 2007 to $245.6 million at December 31, 2013.

We have an initiative to assess our servicing relationships and, where appropriate, consolidate loan servicing or transfer certain mortgage loans to servicers that specialize in managing troubled assets. We completed a servicer transfer of $1.6 billion of mortgage loans as a result of this initiative during the second quarter of 2013, which resulted in a total of $3.4 billion of our mortgage loans held at servicers that specialize in managing troubled assets at December 31, 2013. We believe this initiative has improved and will continue to improve the credit performance in future periods of the loans transferred compared to the expected credit performance of these same loans if they had not been transferred.

We have a loan modification program that focuses on the mitigation of potential losses in the loan portfolio. We consider modifications in which we make an economic concession to a borrower experiencing financial difficulty a TDR. During the year ended December 31, 2013, we modified $80.1 million and $18.0 million of one- to four-family and home equity loans, respectively, in which the modification was considered a TDR. During the year ended December 31, 2012, we modified $339.1 million and $31.7 million of one- to four-family and home equity loans, respectively, in which the modification was considered a TDR. During the first quarter of 2012, we completed an evaluation of certain programs and practices that were designed in accordance with guidance from our former regulator, the OTS. This evaluation was initiated in connection with our transition from the OTS to the OCC, our new primary banking regulator. As a result of our evaluation, loan modification policies and procedures were aligned with the guidance from the OCC, and certain home equity loan modification programs were discontinued in the first quarter of 2012, which has resulted in a decrease in the volume of TDRs in 2013.

We also processed minor modifications on a number of loans through traditional collections actions taken in the normal course of servicing delinquent accounts. These actions typically result in an insignificant delay in the timing of payments; therefore, we do not consider such activities to be economic concessions to the borrowers. At December 31, 2013 and 2012, we had $31.9 million and $33.4 million of mortgage loans, respectively, in which the modification was not considered a TDR due to the insignificant delay in the timing of payments. Approximately 7% and 8% of these loans were classified as nonperforming at December 31, 2013 and 2012, respectively.

We continue to review the mortgage loan portfolio in order to identify loans to be repurchased by the originator. Our review is primarily focused on identifying loans with violations of transaction representations and warranties or material misrepresentation on the part of the seller. Any loans identified with these deficiencies are submitted to the original seller for repurchase. During the years ended December 31, 2013 and 2012, we agreed to settlements with third-party originators specific to loans sold to us by those originators. One-time payments were agreed upon to satisfy in full all pending and future requests with those specific originators. We applied the full amount of payments of $12.5 million and $11.2 million for the years ended December 31, 2013 and 2012, respectively, as recoveries to the allowance for loan losses, resulting in a corresponding reduction to net charge-offs as well as our provision for loan losses. Approximately $26.5 million of loans were repurchased by or settled with the original sellers for the year ended December 31, 2013. A total of $433.1 million of loans were repurchased by the original sellers, including global settlements, since we actively started reviewing our purchased loan portfolio beginning in 2008.

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

The failure of a third party vendor to adequately meet its responsibilities which could result in financial loss and impact our reputation is another significant operational risk. The Third Party Oversight group regularly reports to the ERMC and monitors our vendor relationships. The vendor risk identification process includes reviews of contracts, financial soundness of providers, information security, business continuity and risk management scoring.

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

The home equity loan portfolio is primarily second lien loans on residential real estate properties, which have a higher level of credit risk than first lien mortgage loans. Approximately 15% of the home equity loan portfolio was in the first lien position at December 31, 2013. We held both the first and second lien positions in less than 1% of the home equity loan portfolio. The home equity loan portfolio consists of approximately 20% of home equity installment loans and approximately 80% of home equity lines of credit at December 31, 2013.

Home equity installment loans are primarily fixed rate and fixed term, fully amortizing loans that do not offer the option of an interest-only payment. The majority of home equity lines of credit convert to amortizing loans at the end of the draw period, which typically ranges from five to ten years. Approximately 9% of this portfolio will require the borrowers to repay the loan in full at the end of the draw period, commonly referred to as “balloon loans”. At December 31, 2013, the majority of the home equity line of credit portfolio had not converted from the interest-only draw period and approximately 80% of this portfolio will not begin amortizing until after 2014. However, during the trailing twelve months ended December 31, 2013, approximately 40% of our borrowers made voluntary annual principal payments of at least $500 on their home equity lines of credit and slightly under half of those borrowers reduced their principal balance by at least $2,500. The following table outlines when home equity lines of credit convert to amortizing for the home equity line of credit portfolio at December 31, 2013:

Period of Conversion to Amortizing Loan	% of Home Equity Line of Credit Portfolio
Already amortizing	11%
Year ending December 31, 2014	7%
Year ending December 31, 2015	27%
Year ending December 31, 2016	41%
Year ending December 31, 2017	14%

Additionally, in the current and anticipated interest rate environment, we do not expect interest rate resets to be a material driver of credit costs in the near future. At December 31, 2013, a total of $2.3 billion of one- to four-family loans had already reset for the first time and another $1.6 billion were expected to reset for the first time in the next four years. We expect approximately $2.2 billion of one- to four-family loans that have already reset to experience another interest rate reset in 2014. We estimate that 11% of all one- to four-family loans expected to reset in 2014 will experience a payment increase of more than 10% and approximately 5% expected to reset in 2014 will experience a lower payment. The following table outlines the percentage of one- to four-family loans that have reset and are expected to reset for the first time at December 31, 2013:

Period of First Interest Rate Reset	% of Total One-to Four-Family First Time Resets
Already reset	58%
Year ending December 31, 2014	4%
Year ending December 31, 2015	5%
Year ending December 31, 2016	14%
Year ending December 31, 2017	19%

The following tables show the distribution of the mortgage loan portfolios by credit quality indicator (dollars in millions):

	One- to Four-Family		Home Equity
	December 31,		December 31,
Current LTV/CLTV(1)	2013	2012	2013	2012
<=80%	$1,911.6	$1,324.2	$1,142.0	$927.5
80%-100%	1,364.9	1,404.4	866.5	776.2
100%-120%	711.6	1,231.5	735.6	932.0
>120%	486.7	1,482.1	709.9	1,587.7

Total mortgage loans receivable	$4,474.8	$5,442.2	$3,454.0	$4,223.4

Average estimated current LTV/CLTV(2)	89.9%	108.1%	97.9%	113.8%
Average LTV/CLTV at loan origination(3)	71.5%	71.2%	79.7%	79.4%

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

(3)	Average LTV/CLTV at loan origination calculations are based on LTV/CLTV at time of purchase for one- to four-family purchased loans and undrawn balances for home equity loans.

	One- to Four-Family		Home Equity
	December 31,		December 31,
Documentation Type	2013	2012	2013	2012
Full documentation	$1,846.8	$2,317.9	$1,769.2	$2,166.5
Low/no documentation	2,628.0	3,124.3	1,684.8	2,056.9

Total mortgage loans receivable	$4,474.8	$5,442.2	$3,454.0	$4,223.4

	One- to Four-Family		Home Equity
	December 31,		December 31,
Current FICO(1)	2013	2012	2013	2012
>=720	$2,251.5	$2,819.5	$1,810.8	$2,238.3
719 - 700	436.3	498.1	343.3	417.9
699 - 680	366.1	425.5	293.2	345.8
679 - 660	295.6	347.2	245.3	279.7
659 - 620	404.2	494.0	309.7	370.3
<620	721.1	857.9	451.7	571.4

Total mortgage loans receivable	$4,474.8	$5,442.2	$3,454.0	$4,223.4

(1)

FICO scores are updated on a quarterly basis; however, at December 31, 2013 and 2012, there were some loans for which the updated FICO scores were not available. The current FICO distribution at December 31, 2013 included original FICO scores for approximately $95 million and $10 million of one- to four-family and home equity loans, respectively. The current FICO distribution at December 31, 2012 included original FICO scores for approximately $121 million and $20 million of one- to four-family and home equity loans, respectively.

	One- to Four-Family		Home Equity
	December 31,		December 31,
Vintage Year	2013	2012	2013	2012
2003 and prior	$146.4	$190.4	$150.6	$218.2
2004	422.8	514.3	274.1	359.7
2005	868.4	1,095.1	932.8	1,131.3
2006	1,774.8	2,123.4	1,630.6	1,962.9
2007	1,260.1	1,515.0	457.8	542.2
2008	2.3	4.0	8.1	9.1

Total mortgage loans receivable	$4,474.8	$5,442.2	$3,454.0	$4,223.4

Average age of mortgage loans receivable (years)	7.7	6.7	7.9	6.9

	One- to Four-Family		Home Equity
	December 31,		December 31,
Geographic Location	2013	2012	2013	2012
California	$2,111.3	$2,568.7	$1,082.9	$1,333.3
New York	300.5	386.4	259.3	313.1
Florida	300.4	368.3	247.0	298.9
Virginia	205.5	235.0	157.7	192.1
Other states	1,557.1	1,883.8	1,707.1	2,086.0

Total mortgage loans receivable	$4,474.8	$5,442.2	$3,454.0	$4,223.4

Approximately 40% of the Company’s mortgage loans receivable were concentrated in California at both December 31, 2013 and 2012. No other state had concentrations of mortgage loans that represented 10% or more of the Company’s mortgage portfolio at December 31, 2013 and 2012.

Allowance for Loan Losses

The allowance for loan losses is management’s estimate of probable losses inherent in the loan portfolio at the balance sheet date. The estimate of the allowance for loan losses is based on a variety of quantitative and qualitative factors, including the composition and quality of the portfolio; delinquency levels and trends; current and historical charge-off and loss experience; our historical loss mitigation experience; the condition of the real estate market and geographic concentrations within the loan portfolio; the interest rate climate; the overall availability of housing credit; and general economic conditions. The allowance for loan losses is typically equal to management’s forecast of loan losses in the twelve months following the balance sheet date as well as the forecasted losses, including economic concessions to borrowers, over the estimated remaining life of loans modified as TDRs. The general allowance for loan losses also included a qualitative component to account for a variety of factors that are not directly considered in the quantitative loss model but are factors we believe may impact the level of credit losses. The qualitative component was $62 million and $44 million at December 31, 2013 and 2012, respectively. See the Summary of Critical Accounting Policies and Estimates for additional information about the qualitative component.

The following table presents the allowance for loan losses by major loan category (dollars in millions):

	One- to Four-Family		Home Equity		Consumer and Other		Total
	Allowance	Allowance as a % of Loans Receivable(1)	Allowance	Allowance as a % of Loans Receivable(1)	Allowance	Allowance as a % of Loans Receivable(1)	Allowance	Allowance as a % of Loans Receivable(1)
December 31, 2013	$102.2	2.28%	$326.1	9.39%	$24.7	4.06%	$453.0	5.28%
December 31, 2012	$183.9	3.37%	$257.3	6.04%	$39.5	4.62%	$480.7	4.54%

(1)	Allowance as a percentage of loans receivable is calculated based on the gross loans receivable for each respective category.

During the year ended December 31, 2013, the allowance for loan losses decreased by $27.7 million from the level at December 31, 2012, driven primarily by improving economic conditions and loan portfolio run-off. During the year ended December 31, 2013, we evaluated and refined our default assumptions related to a subset of the home equity line of credit portfolio that will require borrowers to repay the loan in full at the end of the draw period, commonly referred to as “balloon loans”. These loans were approximately $235 million of the home equity line of credit portfolio at December 31, 2013. We evaluated the significant burden a balloon payment may place on a borrower with a low FICO score and high CLTV ratio, and the estimates around the time period that it might take for these borrowers’ equity positions in their collateral to appreciate in order to allow for possible refinance of the balloon loan at maturity. As a result of this evaluation of the higher risk balloon loans, we increased our default assumptions and extended the period of management’s forecasted loan losses captured within the general allowance to include the total probable loss on these loans. The overall impact of these refinements drove the substantial majority of provision for loan losses during the year ended December 31, 2013.

The following table shows the trend of the ratio of the general allowance for loan losses, excluding the qualitative component, to loans that are 90+ days delinquent excluding modified TDRs (dollars in millions):

	Total 90+ Days Delinquent Loans, Excluding Modified TDRs	General Allowance for Loan Losses Before Qualitative Component	Coverage Ratio
December 31, 2013	$234.7	$266.3	113%
September 30, 2013	$247.0	$272.0	110%
June 30, 2013	$272.8	$257.6	94%
March 31, 2013	$310.0	$247.3	80%
December 31, 2012	$348.7	$265.2	76%

Troubled Debt Restructurings

TDRs include loan modifications completed under our programs that involve granting an economic concession to a borrower experiencing financial difficulty, as well as loans that have been charged-off based on the estimated current value of the underlying property less estimated selling costs due to bankruptcy notification. At December 31, 2013, we had $189.0 million net investment of TDRs that had been charged-off due to bankruptcy notification, $105.5 million of which were classified as performing.

The following table shows the TDRs by delinquency category at December 31, 2013 and 2012 (dollars in millions):

	TDRs Current	TDRs 30-89 Days Delinquent	TDRs 90-179 Days Delinquent	TDRs 180+ Days Delinquent	Total Recorded Investment in TDRs
December 31, 2013
One- to four-family	$901.4	$101.7	$43.8	$125.6	$1,172.5
Home equity	197.6	17.3	7.3	18.8	241.0

Total	$1,099.0	$119.0	$51.1	$144.4	$1,413.5

December 31, 2012
One- to four-family	$927.6	$118.8	$48.6	$134.1	$1,229.1
Home equity	231.9	17.6	7.9	19.6	277.0

Total	$1,159.5	$136.4	$56.5	$153.7	$1,506.1

TDRs on accrual status, which are current and have made six or more consecutive payments, were $950.0 million and $981.4 million at December 31, 2013 and 2012, respectively.

Troubled Debt Restructurings—Loan Modifications

The following table shows TDR loan modifications by delinquency category at December 31, 2013 and 2012 (dollars in millions):

	Modifications Current	Modifications 30-89 Days Delinquent	Modifications 90-179 Days Delinquent	Modifications 180+ Days Delinquent	Total Recorded Investment in Modifications
December 31, 2013
One- to four-family	$817.0	$91.9	$39.0	$88.3	$1,036.2
Home equity	161.8	13.4	4.4	8.7	188.3

Total	$978.8	$105.3	$43.4	$97.0	$1,224.5

December 31, 2012
One- to four-family	$838.0	$105.2	$43.9	$79.1	$1,066.2
Home equity	195.0	15.1	6.2	7.1	223.4

Total	$1,033.0	$120.3	$50.1	$86.2	$1,289.6

Included in allowance for loan losses was a specific valuation allowance of $124.4 million and $171.4 million that was established for modifications at December 31, 2013 and 2012, respectively. The specific valuation allowance for these individually impaired loans represents the forecasted losses over the remaining life of the loan, including the economic concession to the borrower. The following table shows TDR loan modifications and the specific valuation allowance by loan portfolio as well as the percentage of total expected losses at December 31, 2013 and 2012 (dollars in millions):

	Recorded Investment in Modifications before Charge- offs	Charge-offs	Recorded Investment in Modifications	Specific Valuation Allowance	Net Investment in Modifications	Specific Valuation Allowance as a % of Modifications	Total Expected Losses
December 31, 2013
One- to four-family	$1,353.9	$(317.7)	$1,036.2	$(60.3)	$976.0	6%	28%
Home equity	338.6	(150.3)	188.3	(64.1)	124.1	34%	63%

Total	$1,692.5	$(468.0)	$1,224.5	$(124.4)	$1,100.1	10%	35%

December 31, 2012
One- to four-family	$1,383.3	$(317.1)	$1,066.2	$(89.7)	$976.5	8%	29%
Home equity	382.6	(159.2)	223.4	(81.7)	141.7	37%	63%

Total	$1,765.9	$(476.3)	$1,289.6	$(171.4)	$1,118.2	13%	37%

The recorded investment in TDR loan modifications includes the charge-offs related to certain loans that were written down to the estimated current value of the underlying property less estimated selling costs. These charge-offs were recorded on modified loans that were delinquent in excess of 180 days or in bankruptcy and on TDRs when certain characteristics of the loan, including CLTV, borrower’s credit and type of modification, cast substantial doubt on the borrower’s ability to repay the loan. The total expected loss on TDR loan modifications includes both the previously recorded charge-offs and the specific valuation allowance. Total expected losses on TDR loan modifications decreased slightly from 37% at December 31, 2012 to 35% at December 31, 2013.

Net Charge-offs

The following table provides an analysis of the allowance for loan losses and net charge-offs for the past five years (dollars in millions):

	Year Ended December 31,
	2013	2012	2011	2010	2009
Allowance for loan losses, beginning of period	$480.7	$822.8	$1,031.2	$1,182.7	$1,080.6
Provision for loan losses	143.5	354.6	440.6	779.4	1,498.1
Charge-offs:
One- to four-family	(41.3)	(189.9)	(228.9)	(302.6)	(364.3)
Home equity	(157.3)	(517.2)	(457.3)	(600.0)	(966.3)
Consumer and other	(32.8)	(51.1)	(59.3)	(80.3)	(111.6)

Total charge-offs	(231.4)	(758.2)	(745.5)	(982.9)	(1,442.2)
Recoveries:(1)
One- to four-family	14.5	9.3	20.8	—	—
Home equity	34.3	40.2	58.1	26.6	15.3
Consumer and other	11.4	12.0	17.6	25.4	30.9

Total recoveries	60.2	61.5	96.5	52.0	46.2

Net charge-offs	(171.2)	(696.7)	(649.0)	(930.9)	(1,396.0)

Allowance for loan losses, end of period	$453.0	$480.7	$822.8	$1,031.2	$1,182.7

Net charge-offs to average loans receivable outstanding	1.79%	5.80%	4.42%	5.10%	6.04%

(1)	Recoveries include the impact of mortgage originator settlements.

The following table allocates the allowance for loan losses by loan category for the past five years (dollars in millions):

	December 31,
	2013		2012		2011		2010		2009
	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)
One- to four-family	$102.2	52.4%	$183.9	51.8%	$314.2	50.7%	$389.6	51.0%	$489.9	52.4%
Home equity	326.1	40.5	257.3	40.2	463.3	40.8	576.1	40.0	620.0	38.5
Consumer and other	24.7	7.1	39.5	8.0	45.3	8.5	65.5	9.0	72.8	9.1

Total allowance for loan losses	$453.0	100.0%	$480.7	100.0%	$822.8	100.0%	$1,031.2	100.0%	$1,182.7	100.0%

(1)	Represents percentage of loans receivable in the category to total loans receivable, excluding premiums (discounts).

Loan losses are recognized when, based on management’s estimate, it is probable that a loss has been incurred. The charge-off policy for both one- to four-family and home equity loans is to assess the value of the property when the loan has been delinquent for 180 days or is in bankruptcy, regardless of whether or not the property is in foreclosure, and charge-off the amount of the loan balance in excess of the estimated current value of the underlying property less estimated selling costs. Modified loans considered TDRs are charged-off when they are identified as collateral dependent based on the terms of the modification, which includes assigning a higher level of risk to loans in which the LTV or CLTV is greater than 110% or 125%, respectively, a borrower’s credit score is less than 600 and certain types of modifications, such as interest-only payments. Consumer loans are charged-off when the loan has been 120 days delinquent or when it is determined that collection is not probable.

Net charge-offs for the year ended December 31, 2013 compared to 2012 decreased by $525.5 million. Net charge-offs for the years ended December 31, 2013 and 2012 included $12.5 million and $11.2 million, respectively, of benefit recorded from settlements with third party mortgage originators. The timing and magnitude of charge-offs are affected by many factors and we anticipate variability from quarter to quarter while continuing to see a downward trend over the long term.

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

Nonperforming Assets

We classify loans as nonperforming when they are no longer accruing interest, which includes loans that are 90 days and greater past due, TDRs that are on nonaccrual status for all classes of loans and certain junior liens that have a delinquent senior lien. The following table shows the comparative data for nonperforming loans and assets for the past five years (dollars in millions):

	December 31,
	2013	2012	2011	2010	2009
One- to four-family	$525.5	$639.1	$930.2	$1,256.2	$1,335.9
Home equity	164.4	247.5	281.4	360.8	430.2
Consumer and other	2.8	6.4	4.5	5.5	6.7

Total nonperforming loans	692.7	893.0	1,216.1	1,622.5	1,772.8
REO and other repossessed assets, net	53.2	71.2	87.6	133.5	115.7

Total nonperforming assets, net	$745.9	$964.2	$1,303.7	$1,756.0	$1,888.5

Nonperforming loans receivable as a percentage of gross loans receivable	8.08%	8.44%	9.24%	10.04%	8.71%
One- to four-family allowance for loan losses as a percentage of one- to four-family nonperforming loans	19.46%	28.77%	33.78%	31.01%	36.67%
Home equity allowance for loan losses as a percentage of home equity nonperforming loans	198.30%	103.96%	164.64%	159.67%	144.15%
Consumer and other allowance for loan losses as a percentage of consumer and other nonperforming loans	868.25%	617.19%	1,000.46%	1,194.56%	1,082.29%
Total allowance for loan losses as a percentage of total nonperforming loans	65.39%	53.83%	67.66%	63.56%	66.73%

During the year ended December 31, 2013, nonperforming assets, net decreased $218.3 million to $745.9 million when compared to December 31, 2012. This was attributed primarily to decreases in one- to four-family and home equity nonperforming loans driven by improving economic trends, including home price improvement.

During the year ended December 31, 2013, we recognized $15.6 million of operating interest income on loans that were nonperforming at December 31, 2013. If our nonperforming loans at December 31, 2013 had been performing in accordance with their terms, we would have recorded additional operating interest income of approximately $25.6 million for the year ended December 31, 2013. At December 31, 2013 there were no commitments to lend additional funds to any of these borrowers.

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

	December 31,
	2013	2012
One- to four-family	$69.6	$94.7
Home equity	35.7	64.2
Consumer and other loans	2.8	6.2

Total loans delinquent 90-179 days	$108.1	$165.1

Loans delinquent 90-179 days as a percentage of gross loans receivable	1.26%	1.56%

In addition, we monitor loans in which a borrower’s current credit history casts doubt on their ability to repay a loan. We classify loans as special mention when they are between 30 and 89 days past due. The following table shows the comparative data for special mention loans (dollars in millions):

	December 31,
	2013	2012
One- to four-family	$190.1	$233.8
Home equity	69.2	89.3
Consumer and other loans	12.3	19.1

Total special mention loans	$271.6	$342.2

Special mention loans receivable as a percentage of gross loans receivable	3.17%	3.23%

The trend in special mention loan balances is generally indicative of the expected trend for charge-offs in future periods, as these loans have a greater propensity to migrate into nonaccrual status and ultimately charge-off. One- to four-family loans are generally secured in a first lien position by real estate assets, reducing the potential loss when compared to an unsecured loan. Home equity loans are generally secured by real estate assets; however, the majority of these loans are secured in a second lien position, which substantially increases the potential loss when compared to a first lien position. The loss severity of our second lien home equity loans was approximately 93% at December 31, 2013.

During the year ended December 31, 2013, special mention loans decreased by $70.6 million to $271.6 million and are down 74% from their peak of $1.0 billion at December 31, 2008. This decrease was largely due to a decrease in both one- to four-family and home equity special mention loans. While the level of special mention loans can fluctuate significantly in any given period, we believe the continued decrease is an encouraging sign regarding the future credit performance of the mortgage loan portfolio.

Securities

We focus primarily on security type and credit rating to monitor credit risk in our securities portfolios. We consider securities backed by the U.S. government or its agencies to have low credit risk as the long-term debt rating of the U.S. government is AA+ by Standard & Poor (“S&P”) and AAA by Moody’s and Fitch at December 31, 2013. At December 31, 2013, the amortized cost of these securities accounted for over 99% of our total securities portfolio. We review the remaining securities that were not backed by the U.S. government or its agencies according to their credit ratings from S&P, Moody’s and Fitch. At December 31, 2013, all municipal bonds and corporate bonds were rated investment grade (defined as a rating equivalent to a Moody’s rating of “Baa3” or higher, or a S&P or Fitch rating of “BBB-” or higher).

Certain non-agency CMOs were other-than-temporarily impaired as a result of the deterioration in the expected credit performance of the underlying loans in those specific securities. During the first quarter of 2013, we sold $230.5 million amortized cost of available-for-sale non-agency CMOs as part of our focus to reduce risk and deleverage the balance sheet. At December 31, 2013, we held approximately $17.6 million in amortized cost of non-agency CMOs which were rated either below investment grade or not rated, and that had been other-than-temporarily impaired. We recorded $2.3 million and $16.9 million of net impairment for the years ended December 31, 2013 and 2012, respectively related to other-than-temporarily impaired non-agency CMOs. Further declines in the performance of our remaining non-agency CMO portfolio could result in additional impairments in future periods.

SUMMARY OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in conformity with GAAP. Note 1—Organization, Basis of Presentation and Summary of Significant Accounting Policies of Item 8. Financial Statements and Supplementary Data contains a summary of our significant accounting policies, many of which require the use of estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes for the periods presented. We believe that of our significant accounting policies, the following are critical because they are based on estimates and assumptions that require complex and subjective judgments by management. Changes in these estimates or assumptions could materially impact our financial condition and results of operations and actual results could differ from our estimates.

Allowance for Loan Losses

Description

The allowance for loan losses is management’s estimate of probable losses inherent in the loan portfolio as of the balance sheet date. In determining the adequacy of the allowance, we perform periodic evaluations of the loan portfolio and loss forecasting assumptions. As of December 31, 2013, the allowance for loan losses was $453.0 million on $8.5 billion of total loans receivable designated as held-for-investment.

Judgments

Determining the adequacy of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain. Subsequent evaluations of the loan portfolio, in light of the factors then prevailing, may result in significant changes in the allowance for loan losses in future periods. We evaluate the adequacy of the allowance for loan losses by loan portfolio segment: one- to four-family, home equity and consumer and other. The estimate of the allowance for loan losses is based on a variety of quantitative and qualitative factors, including:

•	the composition and quality of the portfolio;

•	delinquency levels and trends;

•	current and historical charge-off and loss experience;

•	our historical loss mitigation experience;

•	the condition of the real estate market and geographic concentrations within the loan portfolio;

•	the interest rate climate; the overall availability of housing credit; and

•	general economic conditions.

The allowance for loan losses is typically equal to management’s forecast of loan losses in the twelve months following the balance sheet date as well as the forecasted losses, including economic concessions to borrowers, over the estimated remaining life of loans modified as TDRs.

For loans that are not TDRs, we established a general allowance. The one- to four-family and home equity loan portfolios are separated into risk segments based on key risk factors, which include but are not limited to loan type, delinquency history, documentation type, LTV/CLTV ratio and borrowers’ credit scores. For home equity loans in the second lien position, the original balance of the first lien loan at origination date and updated valuations on the property underlying the loan are used to calculate CLTV. Both current CLTV and FICO scores are among the factors utilized to categorize the risk associated with mortgage loans and assign a probability assumption of future default. We utilize historical mortgage loan performance data to develop the forecast of delinquency and default for these risk segments. During the year ended December 31, 2013, we evaluated and refined our default assumptions related to a subset of the home equity line of credit portfolio that will require borrowers to repay the loan in full at the end of the draw period, commonly referred to as “balloon loans”. These loans were approximately $235 million of the home equity line of credit portfolio at December 31, 2013. We evaluated the significant burden a balloon payment may place on a borrower with a low FICO score and high CLTV ratio, and the estimates around the time period that it might take for these borrowers’ equity positions in their collateral to appreciate in order to allow for possible refinance of the balloon loan at maturity. As a result of this evaluation of the higher risk balloon loans, we increased our default assumptions and extended the period of management’s forecasted loan losses captured within the general allowance to include the total probable loss on these loans. The overall impact of these refinements drove the substantial majority of provision for loan losses during the year ended December 31, 2013. The consumer and other loan portfolio is separated into risk segments by product and delinquency status. We utilize historical performance data and historical recovery rates on collateral liquidation to forecast delinquency and loss at the product level. The one- to four-family and home equity loan portfolios represented 52% and 41%, respectively, of total loans receivable as of December 31, 2013. The consumer and other loan portfolio represented 7% of total loans receivable as of December 31, 2013.

The general allowance for loan losses also included a qualitative component to account for a variety of factors that present additional uncertainty that may not be fully considered in the quantitative loss model but are factors we believe may impact the level of credit losses. We utilize a qualitative factor framework whereby, on a quarterly basis, management assesses the risk associated with three main factors. These factors are: external factors, such as changes in the macro-economic, legal and regulatory environment; internal factors, such as procedural changes and reliance on third parties; and portfolio specific factors, such as the impact on borrowers’ monthly payments from home equity lines of credit converting from interest only to amortizing loans.

The total qualitative component was $62 million and $44 million as of December 31, 2013 and 2012, respectively. The qualitative component for the one- to four-family and home equity loan portfolios was 24% and 17% of the general allowance for loan losses at December 31, 2013 and 2012, respectively. The increase in the qualitative reserve in these loan portfolios was driven primarily by updates to both internal factors and portfolio specific factors. The qualitative component for the consumer and other loan portfolio was 21% and 17% of the general allowance at December 31, 2013 and 2012, respectively.

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

Effects if Actual Results Differ

Historic volatility in the credit markets has substantially increased the complexity and uncertainty involved in estimating the losses inherent in the loan portfolio. In the current market it is difficult to estimate how potential changes in the quantitative and qualitative factors, including the impact of home equity lines of credit converting from interest only to amortizing loans or requiring borrowers to repay the loan in full at the end of the draw period, might impact the allowance for loan losses. If our underlying assumptions and judgments prove to be inaccurate, the allowance for loan losses could be insufficient to cover actual losses. We may be required under such circumstances to further increase the provision for loan losses, which could have an adverse effect on the regulatory capital position and results of operations in future periods.

During the normal course of conducting examinations, our banking regulators, the OCC and Federal Reserve, continue to review our business and practices. This process is dynamic and ongoing and we cannot be certain that additional changes or actions will not result from their continuing review.

Valuation of Goodwill and Other Intangible Assets

Description

Goodwill and other intangible assets are evaluated for impairment on an annual basis as of November 30 and in interim periods when events or changes indicate the carrying value may not be recoverable, such as a significant deterioration in the operating environment or a decision to sell or dispose of a reporting unit. Goodwill and other intangible assets net of amortization were $1.8 billion and $0.2 billion, respectively, at December 31, 2013.

Judgments

Goodwill is allocated to reporting units, which are components of the business that are one level below operating segments. Reporting units are evaluated for impairment individually during the annual assessment. Estimating the fair value of reporting units and the assets, liabilities and intangible assets of a reporting unit is a subjective process that involves the use of estimates and judgments, particularly related to cash flows, the appropriate discount rates and an applicable control premium. Management judgment is required to assess whether the carrying value of the reporting unit can be supported by the fair value of the individual reporting unit. There are various valuation methodologies, such as the market approach or discounted cash flow methods, that may be used to estimate the fair value of reporting units. In applying these methodologies, we utilize a number of factors, including actual operating results, future business plans, economic projections, and market data.

The following table shows the comparative data for the amount of goodwill allocated to our reporting units (dollars in millions):

	December 31,
Reporting Unit	2013	2012
Retail brokerage	$1,791.8	$1,791.8
Market making	—	142.4

Total goodwill	$1,791.8	$1,934.2

In conducting the quantitative goodwill impairment test for 2012, we determined the fair value of our reporting units using both a discounted cash flow analysis, a form of the income approach, and the publicly traded company method, a form of the market approach, combined with a control premium. The discounted cash flow analysis required management to make projections about future revenue and costs, discounting the cash flows to present value using a risk-adjusted discount rate. The publicly traded company method consisted of identifying similar publicly traded companies. Based on the results of step one of the goodwill impairment test, we concluded that goodwill was not impaired. However, as the estimated fair value of the market making reporting unit as a percentage of book value was approximately 115%, we monitored these cash flows closely during both the first quarter and second quarter of 2013 to determine if a further evaluation of potential impairment was necessary so that impairment could be recognized in a timely manner.

During the second quarter of 2013, we performed an assessment of the strategic options for our market making business. In addition to the economic conditions considered, the evaluation considered the risks, both operational and regulatory, of the market making business as well as our assessment that the market making business is not core to our retail customer business. As a result of this evaluation, at the end of June 2013 we made the decision to exit the market making business and pursue a sale and contractual order flow agreements. Based on the events in the second quarter of 2013, we conducted an interim goodwill impairment test for the market making reporting unit, using the expected sale structure of the market making business. This structure assumed a shorter period of cash flows related to an order flow arrangement, compared to prior estimates of fair value. Based on the results of the first step of the goodwill impairment test, we determined that the carrying value of the market making reporting unit, including goodwill, exceeded the fair value for that reporting unit as of June 30, 2013. We proceeded to the second step of the goodwill impairment test to measure the amount of goodwill impairment. As the entire carrying amount of the goodwill allocated to the market making reporting unit exceeded the implied fair value of goodwill, we recognized $142.4 million of goodwill impairment in the second quarter of 2013.

In conducting the annual goodwill impairment test for 2013, we elected to perform a qualitative analysis for the retail brokerage reporting unit. We took into consideration all relevant events and circumstances related to the retail brokerage business as well as the results of the 2012 quantitative test, which indicated the estimated fair value of the retail brokerage reporting unit as a percentage of book value was approximately 190%. Based on our qualitative analysis, we concluded that events occurring since the last quantitative goodwill assessment was performed have not had a significant negative impact on the fair value of the retail brokerage reporting unit, and therefore it was not necessary to perform a quantitative impairment test for 2013. Based on the steps performed, we concluded that goodwill assigned to the retail brokerage reporting unit was not impaired as of December 31, 2013.

We also evaluate the remaining useful lives of intangible assets each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization. In the second quarter of 2013, pursuant to our decision to exit the market making business, we reclassified $21.2 million of other intangible assets related to the market making reporting unit as held-for-sale. These held-for-sale intangible assets have been included in the other assets line item in the consolidated balance sheet as of December 31, 2013. The remaining other intangible assets have a weighted average remaining useful life of 12 years as of December 31, 2013. We did not recognize impairment on our other intangible assets in the periods presented.

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

Estimates of Effective Tax Rates, Deferred Taxes and Valuation Allowance

Description

In preparing the consolidated financial statements, we calculate income tax expense (benefit) based on our interpretation of the tax laws in the various jurisdictions where we conduct business. This requires us to estimate current tax obligations and the realizability of uncertain tax positions and to assess temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities. These differences result in deferred tax assets and liabilities, the net amount of which we show as other assets or other liabilities on the consolidated balance sheet. We must also assess the likelihood that deferred tax assets will be realized. To the extent we believe that realization is not more likely than not, we establish a valuation allowance. When we establish a valuation allowance or increase this allowance in a reporting period, we generally record a corresponding tax expense in the consolidated statement of income (loss). Conversely, to the extent circumstances indicate that a valuation allowance is no longer necessary, that portion of the valuation allowance is reversed, which generally reduces overall income tax expense. At December 31, 2013 we had net deferred tax assets of $1,239.0 million, net of a valuation allowance (on state, foreign country and charitable contribution deferred tax assets) of $81.5 million.

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

The most significant tax related judgment made by management was the determination of whether to provide for a valuation allowance against deferred tax assets. We are required to establish a valuation allowance for deferred tax assets and record a corresponding charge to income tax expense if it is determined, based on evaluation of available evidence at the time the determination is made, that it is more likely than not that some or all of the deferred tax assets will not be realized. If we were to conclude that a valuation allowance was required, the resulting loss could have a material adverse effect on our financial condition and results of operations. For the three-year period ended December 31, 2012, we were no longer in a cumulative book loss position and continued to generate income for the year ended December 31, 2013. As of December 31, 2013, we did not establish a valuation allowance against our federal deferred tax assets as we believe that it is more likely than not that all of these assets will be realized. More than half of our existing federal deferred tax assets are not related to net operating losses and therefore, have no expiration date. We expect to utilize the majority of the existing federal deferred tax assets within the next five years.

Our evaluation of the need for a valuation allowance focused on identifying significant, objective evidence that we will be able to realize the deferred tax assets in the future. We determined that our expectations regarding future earnings are objectively verifiable due to various factors. One factor is the consistent profitability of the core business, the trading and investing segment, which has generated substantial income for each of the last nine years, including through uncertain economic and regulatory environments. The core business is driven by brokerage customer activity and includes trading, brokerage related cash, margin lending, retirement and investing, and other brokerage related activities. These activities drive variable expenses that correlate to the volume of customer activity, which has resulted in stable, ongoing profitability.

Another factor is the mitigation of losses in the balance sheet management segment, which generated a large net operating loss in 2007 caused by the crisis in the residential real estate and credit markets. Much of this loss came from the sale of the asset-backed securities portfolio and credit losses from the mortgage loan portfolio. We no longer hold any of those asset-backed securities and shut down mortgage loan acquisition activities in 2007. In effect, the key business activities that led to the generation of the deferred tax assets were shut down over six years ago. In addition, we have realized the benefits of various credit loss mitigation activities and improving economic conditions, including home price improvement related to our loan portfolio. As a result, the losses have continued to decline significantly and the balance sheet management segment became profitable in 2012.

We maintain a valuation allowance for certain of our state deferred tax assets as we have concluded that it is more likely than not that they will not be realized. At December 31, 2013, we had state deferred tax assets of approximately $38.2 million that related to our state net operating loss carry forwards and temporary differences with a valuation allowance of $36.1 million against such deferred tax assets.

Effects if Actual Results Differ

Changes in income tax expense (benefit) due to actual effective tax rates differing from our estimates affect accrued taxes and could be material to our results of operations for any particular reporting period. In evaluating the need for a valuation allowance, we estimated future taxable income based on management-approved forecasts. This process required significant judgment by management about matters that are by nature uncertain. If future events differ significantly from our current forecasts, a valuation allowance may need to be established, which could have a material adverse effect on our financial condition and results of operations.

Classification and Valuation of Certain Investments

Description

The classification of an investment determines its accounting treatment. We classify our investments in securities as trading, available-for-sale or held-to-maturity. Trading securities are carried at fair value and both unrealized and realized gains and losses are recognized in the consolidated statement of income (loss). Securities classified as available-for-sale are carried at fair value with unrealized gains and losses recognized in accumulated other comprehensive loss, net of tax. Held-to-maturity securities are carried at amortized cost based on our intent and ability to hold these securities to maturity. Declines in fair values of available-for-sale and held-to-maturity debt securities that we believe to be other-than-temporary are included in the consolidated statement of income (loss) in the OTTI line item. As of December 31, 2013, the available-for-sale and held-to-maturity securities portfolios consisted of debt securities, the majority of which were agency residential mortgage-backed securities.

Available-for-sale and held-to-maturity securities that have unrealized or unrecognized losses (impaired securities) are evaluated for OTTI at each balance sheet date. We consider OTTI for an available-for-sale or held-to-maturity debt security to have occurred if one of the following conditions are met: we intend to sell the impaired debt security as of the balance sheet date; it is more likely than not that we will be required to sell the impaired debt security before recovery of the security’s amortized cost basis; or we do not expect to recover the entire amortized cost basis of the security. If we intend to sell an impaired debt security or if it is more likely than not that we will be required to sell the impaired debt security before recovery of the security’s amortized cost basis, we will recognize OTTI in earnings equal to the entire difference between the security’s amortized cost basis and the security’s fair value. For impaired debt securities that we do not intend to sell and it is not more likely than not that we will be required to sell before recovery of the security’s amortized cost basis, if we do not expect to recover the entire amortized cost basis of the securities, we will separate OTTI into two components: 1) the amount related to credit loss, recognized in earnings; and 2) the noncredit portion of OTTI, recognized through other comprehensive income (loss). For the year ended December 31, 2013, we recognized $2.3 million of net impairment on certain securities in the non-agency CMO portfolio.

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

Effects if Actual Results Differ

Determining if a security has OTTI is complex and requires judgment by management about circumstances that are inherently uncertain. Subsequent evaluations of these securities, in light of factors then prevailing, may require additional OTTI to be recognized in future periods. If all available-for-sale and held-to-maturity securities with fair values lower than amortized cost as of December 31, 2013 were other-than-temporarily impaired and the gross OTTI was recorded through earnings, we would have recorded a pre-tax loss of $610.7 million.

Accounting for Derivative Instruments

Description

We enter into derivative transactions primarily to protect against interest rate risk on the value of certain assets, liabilities and future cash flows. Accounting for derivatives differs significantly depending on whether a derivative is designated as a hedge based on the applicable accounting guidance. Derivative instruments in hedging relationships that mitigate exposure to changes in the fair value of assets or liabilities are considered fair value hedges. Derivative instruments designated in hedging relationships that mitigate exposure to the variability in expected future cash flows or other forecasted transactions are considered cash flow hedges. In order to qualify for hedge accounting treatment, our documentation must indicate the intention to designate the derivative as a hedge of a specific asset or liability or a future cash flow. Effectiveness of the hedge must be monitored over the life of the derivative instrument.

Each derivative instrument is recorded on the consolidated balance sheet at fair value as a freestanding asset or liability. Fair value hedges are accounted for by recording the fair value of the derivative instrument and the fair value of the asset or liability being hedged on the consolidated balance sheet. Changes in the fair value of both (1) the derivatives and (2) the underlying assets or liabilities are recognized in the gains on loans and securities, net line item in the consolidated statement of income (loss). Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the consolidated balance sheet. The effective portion of the changes in fair value of the derivative instrument in a cash flow hedge is reported as a component of accumulated other comprehensive loss, net of tax in the consolidated balance sheet, for both active and terminated hedges. Amounts are reclassified in net operating interest income as a yield adjustment in the same period the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivative instrument in a cash flow hedge is reported in the gains on loans and securities, net line item in the consolidated statement of income (loss).

Cash flow hedge relationships are treated as effective hedges as long as the hedged forecasted transactions remain probable and the hedges continue to meet the requirements of derivatives and hedging accounting guidance. If it becomes probable that a hedged forecasted transaction will not occur, amounts included in accumulated other comprehensive loss related to the specific hedging instruments would be immediately reclassified into the gains on loans and securities, net line item in the consolidated statement of income (loss). As of December 31, 2013, we had an unrealized pre-tax loss reported in accumulated other comprehensive loss of $478.6 million related to cash flow hedges.

Judgments

The future issuances of liabilities underlying cash flow hedge relationships, including repurchase agreements, are largely dependent on the market demand and liquidity in the wholesale borrowings market. As of December 31, 2013, we believe the forecasted issuance of all liabilities in cash flow hedge relationships is probable. However, unexpected changes in market conditions in future periods could impact our ability to issue these liabilities. We believe the forecasted issuance of liabilities in the form of repurchase agreements is most susceptible to an unexpected change in market conditions.

Effects if Actual Results Differ

If our hedging strategies were to no longer meet the effectiveness criteria or our assumptions about the nature and timing of forecasted transactions were to be inaccurate, we could no longer apply hedge accounting and our reported results would be significantly affected. For example, if we determined that the forecasted issuance of repurchase agreements associated with our cash flow hedges was no longer probable, the $379.5 million pre-tax loss in accumulated other comprehensive loss related to cash flow hedges on repurchase agreements would be reclassified into the gains on loans and securities, net line item in the consolidated statement of income (loss) in the period in which this determination was made. This loss would have a material adverse effect on our regulatory capital position and results of operations.

Fair Value Measurements

Description

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As of December 31, 2013, 30% and 1% of total assets and total liabilities, respectively, represented instruments measured at fair value on a recurring basis. The fair value measurement accounting guidance describes the following three levels used to classify fair value measurements:

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

Judgments

Of assets measured at fair value on a recurring basis, 88% were available-for-sale residential mortgage-backed securities as of December 31, 2013. Our available-for-sale residential mortgage-backed securities portfolio was composed of: 1) agency mortgage-backed securities and CMOs; and 2) non-agency CMOs. The fair value of agency mortgage-backed securities and CMOs was determined using quoted market prices, recent market transactions, spread data and our own trading activities for identical or similar instruments and were categorized in Level 2 of the fair value hierarchy. Non-agency CMOs were valued using market and income approaches with market observable data, including recent market transactions when available. We also utilized a pricing service to corroborate the market observability of our inputs used in the fair value measurements of non-agency CMOs. The valuations of non-agency CMOs reflect our best estimate of what market participants would consider in pricing the financial instruments. We consider the price transparency for these financial instruments to be a key determinant of the degree of judgment involved in determining the fair value. As of December 31, 2013, the non-agency CMOs were categorized in Level 3 of the fair value hierarchy.

Effects if Actual Results Differ

Different methodologies or assumptions could be used to determine the fair value of certain financial instruments. These could result in different estimates of fair value, which could materially impact the amounts of realized and unrealized gains and losses in OTTI recognized in our statements of financial condition and results of operations. As of December 31, 2013, less than 1% of total assets and none of total liabilities represented instruments measured at fair value on a recurring basis categorized as Level 3. While our recurring fair value estimates of Level 3 instruments utilized observable inputs where available, the valuations included significant management judgment in determining the relevance and reliability of market information considered.

STATISTICAL DISCLOSURE BY BANK HOLDING COMPANIES

The following table outlines the information required by the SEC’s Industry Guide 3, “Statistical Disclosure by Bank Holding Companies.” These disclosures are at the enterprise level.

Required Disclosure	Page
Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Operating Interest Differential
Average Balance Sheet and Analysis of Net Interest Income	36
Net Operating Interest Income—Volumes and Rates Analysis	89
Investment Portfolio
Investment Portfolio—Book Value and Fair Value	91
Investment Portfolio Maturity	92
Loan Portfolio
Loans by Type	90
Loan Maturities	90
Loan Sensitivities	90
Risk Elements
Nonaccrual, Past Due and Restructured Loans	77
Past Due Interest	78
Policy for Nonaccrual	112
Potential Problem Loans	78
Summary of Loan Loss Experience
Analysis of Allowance for Loan Losses	76
Allocation of the Allowance for Loan Losses	76
Deposits
Average Balance and Average Rates Paid	36
Time Deposit Maturities	154
Time Deposits in Excess of the FDIC Deposit Insurance Coverage Limits	154
Return on Equity and Assets	37
Short-Term Borrowings	93

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

	2013 Compared to 2012 Increase (Decrease) Due To			2012 Compared to 2011 Increase (Decrease) Due To
	Volume	Rate	Total	Volume	Rate	Total
Enterprise interest-earning assets:
Loans(1)	$(101.4)	$(0.4)	$(101.8)	$(116.2)	$(79.5)	$(195.7)
Available-for-sale securities	(48.3)	(32.9)	(81.2)	(2.5)	(58.9)	(61.4)
Held-to-maturity securities	36.4	(18.0)	18.4	121.7	(21.6)	100.1
Margin receivables	17.6	(9.7)	7.9	3.9	(9.5)	(5.6)
Cash and equivalents	(0.5)	(0.2)	(0.7)	0.1	0.3	0.4
Segregated cash	(0.4)	0.1	(0.3)	—	(0.2)	(0.2)
Securities borrowed and other	6.3	(4.1)	2.2	(3.5)	3.4	(0.1)

Total enterprise interest-earning assets(2)	(90.3)	(65.2)	(155.5)	3.5	(166.0)	(162.5)

Enterprise interest-bearing liabilities:
Deposits	(1.8)	(9.7)	(11.5)	3.7	(22.4)	(18.7)
Customer payables	(0.3)	(2.0)	(2.3)	0.3	1.5	1.8
Securities sold under agreements to repurchase	(10.2)	0.1	(10.1)	(19.4)	24.8	5.4
FHLB advances and other borrowings	(53.8)	29.6	(24.2)	(10.5)	(3.1)	(13.6)
Securities loaned and other	0.0	(0.1)	(0.1)	0.1	(1.3)	(1.2)

Total enterprise interest-bearing liabilities	(66.1)	17.9	(48.2)	(25.8)	(0.5)	(26.3)

Change in enterprise net interest income	$(24.2)	$(83.1)	$(107.3)	$29.3	$(165.5)	$(136.2)

(1)

Nonaccrual loans are included in the average loan balances. Interest payments received on nonaccrual loans are recognized on a cash basis in operating interest income until it is doubtful that full payment will be collected, at which point payments are applied to principal.

(2)	Amount includes a taxable equivalent increase in operating interest income of $1.0 million, $1.1 million and $1.2 million for years ended December 31, 2013, 2012 and 2011, respectively.

Lending Activities

The following table presents the balance and associated percentage of each major loan category (dollars in millions):

	December 31,
	2013		2012		2011		2010		2009
	Balance	%	Balance	%	Balance	%	Balance	%	Balance	%
One- to four-family	$4,474.8	52.5%	$5,442.2	51.8%	$6,615.8	50.7%	$8,170.3	51.0%	$10,567.1	52.4%
Home equity	3,454.0	40.5	4,223.4	40.2	5,328.7	40.8	6,410.3	40.0	7,769.7	38.5
Consumer and other:	602.1	7.1	844.9	8.0	1,113.2	8.5	1,443.4	9.0	1,841.3	9.1

Total loans receivable	8,530.9	100.0%	10,510.5	100.0%	13,057.7	100.0%	16,024.0	100.0%	20,178.1	100.0%

Adjustments:
Premiums (discounts) and deferred fees on loans	44.7		68.9		97.9		129.1		171.6
Allowance for loan losses	(453.0)		(480.7)		(822.8)		(1,031.2)		(1,182.7)

Total adjustments	(408.3)		(411.8)		(724.9)		(902.1)		(1,011.1)

Loans receivable, net	$8,122.6		$10,098.7		$12,332.8		$15,121.9		$19,167.0

The following table shows the contractual maturities of the loan portfolio at December 31, 2013, including scheduled principal repayments. This table does not, however, include any estimate of prepayments. These prepayments could significantly shorten the average loan lives and cause the actual timing of the loan repayments to differ from those shown in the following table (dollars in millions):

	Due in(1)
	< 1 Year	1-5 Years	>5 Years	Total
One- to four-family	$111.1	$488.8	$3,874.9	$4,474.8
Home equity	164.4	746.1	2,543.5	3,454.0
Consumer and other	56.4	259.8	285.9	602.1

Total loans receivable	$331.9	$1,494.7	$6,704.3	$8,530.9

(1)	Estimated scheduled principal repayments are calculated using weighted-average interest rate and weighted-average remaining maturity of each loan portfolio.

The following table shows the distribution of those loans that mature in more than one year between fixed and adjustable interest rate loans at December 31, 2013 (dollars in millions):

	Interest Rate Type
	Fixed	Adjustable	Total
One- to four-family	$860.3	$3,503.4	$4,363.7
Home equity	642.5	2,647.1	3,289.6
Consumer and other	545.7	—	545.7

Total loans receivable	$2,048.5	$6,150.5	$8,199.0

Securities

Our portfolio of mortgage-backed and investment securities is classified into three categories: trading, available-for-sale or held-to-maturity.

Our mortgage-backed securities portfolio is primarily composed of:

•	Fannie Mae participation certificates, guaranteed by Fannie Mae;

•	Freddie Mac participation certificates, guaranteed by Freddie Mac;

•	Ginnie Mae participation certificates, guaranteed by Ginnie Mae, which is backed by the full faith and credit of the U.S. Government; and

•	Collateralized mortgage obligations, which are guaranteed by one of the three above organizations.

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

The following table shows the amortized cost and fair value of our mortgage-backed and investment securities portfolio that the Company held and classified as available-for-sale and held-to-maturity (dollars in millions):

	December 31,
	2013		2012		2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$12,504.6	$12,236.1	$11,881.2	$12,097.2	$13,772.1	$13,965.7
Non-agency CMOs	17.6	14.1	260.1	235.2	422.6	341.6

Total residential mortgage-backed securities	12,522.2	12,250.2	12,141.3	12,332.4	14,194.7	14,307.3

Investment securities:
Agency debentures	520.7	466.1	516.0	528.0	743.3	731.2
Agency debt securities	831.8	831.2	525.4	546.8	541.0	554.2
Municipal bonds	41.9	40.2	30.2	31.3	42.3	41.1
Corporate bonds	5.5	4.5	5.5	4.5	25.4	17.7

Total investment securities	1,399.9	1,342.0	1,077.1	1,110.6	1,352.0	1,344.2

Total available-for-sale securities	$13,922.1	$13,592.2	$13,218.4	$13,443.0	$15,546.7	$15,651.5

Held-to-maturity securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$8,358.8	$8,293.0	$7,887.5	$8,182.1	$5,296.5	$5,458.0
Investment securities:
Agency debentures	163.5	167.7	163.4	169.8	163.4	169.2
Agency debt securities	1,658.5	1,631.1	1,489.0	1,558.6	619.6	655.8

Total investment securities	1,822.0	1,798.8	1,652.4	1,728.4	783.0	825.0

Total held-to-maturity securities	$10,180.8	$10,091.8	$9,539.9	$9,910.5	$6,079.5	$6,283.0

The following table shows the scheduled maturities, carrying values and current yields for the Company’s available-for-sale and held-to-maturity investment portfolio at December 31, 2013 (dollars in millions):

	Within One Year		One to Five Years		Five to Ten Years		After Ten Years		Total
	Balance Due	Weighted Average Yield	Balance Due	Weighted Average Yield	Balance Due	Weighted Average Yield	Balance Due	Weighted Average Yield	Balance Due	Weighted Average Yield
Available-for-sale securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$—	—	$67.1	3.22%	$759.3	2.56%	$11,678.2	3.16%	$12,504.6	3.13%
Non-agency CMOs	—	—	—	—	—	—	17.6	3.03%	17.6	3.03%

Total residential mortgage-backed securities	—		67.1		759.3		11,695.8		12,522.2

Investment securities:
Agency debentures	—	—	—	—	—	—	520.7	2.68%	520.7	2.68%
Agency debt securities	—	—	—	—	610.8	2.92%	221.0	3.32%	831.8	3.02%
Municipal bonds	—	—	—	—	3.0	4.50%	38.9	3.85%	41.9	3.90%
Corporate bonds	—	—	—	—	—	—	5.5	0.74%	5.5	0.74%

Total investment securities	—		—		613.8		786.1		1,399.9

Total available-for-sale securities	$—		$67.1		$1,373.1		$12,481.9		$13,922.1

Held-to-maturity securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$—	—	$575.2	3.05%	$1,624.6	3.23%	$6,159.0	3.40%	$8,358.8	3.34%
Investment securities:
Agency debentures	—	—	163.5	2.00%	—	—	—	—	163.5	2.00%
Agency debt securities	—	—	—	—	860.6	2.90%	797.9	2.86%	1,658.5	2.88%

Total investment securities	—		163.5		860.6		797.9		1,822.0

Total held-to-maturity securities	$—		$738.7		$2,485.2		$6,956.9		$10,180.8

Borrowings

Deposits represent our most significant source of funding. In addition, we borrow from the FHLB and sell securities under repurchase agreements.

We are a member of, and own capital stock in, the FHLB system. The FHLB provides us with reserve credit capacity and authorizes us to apply for advances based on the security of pledged mortgage loans and other assets—principally securities that are obligations of, or guaranteed by, the U.S. Government—provided we meet certain creditworthiness standards. At December 31, 2013, outstanding advances from the FHLB totaled $920.0 million at interest rates ranging from 0.18% to 0.69% and at a weighted-average rate of 0.39%.

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

The following table sets forth information regarding the weighted-average interest rates and the highest and average month-end balances of borrowings (dollars in millions):

	Ending Balance	Weighted- Average Interest Rate(1)	Maximum Amount at Month-End	Weighted-Average
				Balance	Interest Rate(2)
At or for the year ended December 31, 2013:
Securities sold under agreements to repurchase	$4,542.8	0.57%	$4,598.5	$4,466.4	3.32%
FHLB advances and other borrowings(3)	$1,278.7	1.20%	$1,626.7	$1,291.2	5.29%
At or for the year ended December 31, 2012:
Securities sold under agreements to repurchase	$4,454.7	0.70%	$5,025.4	$4,775.1	3.32%
FHLB advances and other borrowings(3)	$1,259.4	1.27%	$2,744.1	$2,464.9	3.76%
At or for the year ended December 31, 2011:
Securities sold under agreements to repurchase	$5,015.5	0.95%	$5,891.6	$5,417.2	2.83%
FHLB advances and other borrowings(3)	$2,732.5	3.19%	$2,759.7	$2,741.1	3.87%

(1)	Weighted-average interest rates are based on ending balances and exclude hedging costs.
(2)	Weighted-average interest rates are based on average balances and include hedging costs.
(3)

Excludes other borrowings of the parent company of $0.4 million, $1.5 million and $4.4 million at December 31, 2013, 2012 and 2011, respectively, which do not generate operating interest expense. These liabilities generate corporate interest expense.

GLOSSARY OF TERMS

2009 Debt Exchange—In the third quarter of 2009, we exchanged $1.7 billion aggregate principal amount of our corporate debt, including $1.3 billion principal amount of the 12 1/2% Springing lien notes due November 2017 and $0.4 billion principal amount of the 8% senior notes due June 2011 (“8% Notes”), for an equal principal amount of newly-issued non-interest-bearing convertible debentures due 2019.

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

ALCO—Asset Liability Committee.

AML—Anti-Money Laundering.

APIC—Additional paid-in capital.

Average commission per trade—Total trading and investing segment commissions revenue divided by total number of revenue trades.

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

CFTC—Commodity Futures Trading Commission.

Charge-off—The result of removing a loan or portion of a loan from an entity’s balance sheet because the loan is considered to be uncollectible.

CLTV—Combined loan-to-value.

CMOs—Collateralized mortgage obligations.

Consumer loans—Loans that are secured by real personal property, such as recreational vehicles.

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

Enterprise interest-earning assets—Assets such as loans, available-for-sale securities, held-to-maturity securities, margin receivables, trading securities, securities borrowed balances and cash and investments required to be segregated under regulatory guidelines that earn interest for the Company.

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

Interest rate cap—An option contract that puts an upper limit on a floating exchange rate. The writer of the cap has to pay the holder of the cap the difference between the floating rate and the upper limit when that upper limit is breached. There is usually a premium paid by the buyer of such a contract.

Interest rate floor—An option contract that puts a lower limit on a floating exchange rate. The writer of the floor has to pay the holder of the floor the difference between the floating rate and the lower limit when that lower limit is breached. There is usually a premium paid by the buyer of such a contract.

Interest rate swaps—Contracts that are entered into primarily as an asset/liability management strategy to reduce interest rate risk. Interest rate swap contracts are exchanges of interest rate payments, such as fixed-rate payments for floating-rate payments, based on notional principal amounts.

LCR—Liquidity Coverage Ratio.

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

NFA—National Futures Association.

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

OTTI—Other-than-temporary impairment.

OTS—Office of Thrift Supervision.

PII—Personally Identifiable Information.

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

Exposure to interest rate risk is dependent upon the distribution and composition of interest-earning assets, interest-bearing liabilities and derivatives. The differing risk characteristics of each product are managed to mitigate our exposure to interest rate fluctuations. At December 31, 2013, 91% of our total assets were enterprise interest-earning assets.

At December 31, 2013, approximately 62% of total assets were residential real estate loans and available-for-sale and held-to-maturity mortgage-backed securities. The values of these assets are sensitive to changes in interest rates, as well as expected prepayment levels. As interest rates increase, fixed rate residential mortgages and mortgage-backed securities tend to exhibit lower prepayments. The inverse is true in a falling rate environment.

When real estate loans prepay, unamortized premiums and/or discounts are written off. Depending on the timing of the prepayment, these write-offs may impact anticipated yields. The ALCO reviews estimates of the impact of changing market rates on prepayments. This information is incorporated into our interest rate risk management strategy.

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

Derivative Instruments

We use derivative instruments to help manage interest rate risk. Interest rate swaps involve the exchange of fixed-rate and variable-rate interest payments between two parties based on a contractual underlying notional amount, but do not involve the exchange of the underlying notional amounts. Option products are utilized primarily to decrease the market value changes resulting from the prepayment dynamics of the mortgage portfolio, as well as to protect against increases in funding costs. The types of options employed include Cap Options (“Caps”), Floor Options (“Floors”), “Payor Swaptions” and “Receiver Swaptions”. Caps mitigate the market risk associated with increases in interest rates while Floors mitigate the risk associated with decreases in market interest rates. Similarly, Payor and Receiver Swaptions mitigate the market risk associated with the respective increases and decreases in interest rates. See derivative instruments discussion in Note 7—Accounting for Derivative Instruments and Hedging Activities in Item 8. Financial Statements and Supplementary Data.

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

The EVE method is used at the E*TRADE Bank level and not for the Company. The ALCO monitors E*TRADE Bank’s interest rate risk position. E*TRADE Bank had nearly 100% of enterprise interest-earning assets at both December 31, 2013 and 2012 and held 99% of enterprise interest-bearing liabilities at both December 31, 2013 and 2012. The sensitivity of EVE at December 31, 2013 and 2012 and the limits established by E*TRADE Bank’s Board of Directors are listed below (dollars in millions):

Parallel Change in Interest Rates (basis points)(1)	Change in EVE
	December 31, 2013			December 31, 2012
	Amount	Percentage(2)	Board Limit	Amount	Percentage(2)	Board Limit
+300	$(572.9)	(12.2)%	(25)%	$(446.3)	(11.1)%	(25)%
+200	$(355.2)	(7.6)%	(15)%	$(168.5)	(4.2)%	(15)%
+100	$(149.8)	(3.2)%	(7)%	$23.6	0.6%	(10)%
-100	$(38.8)	(0.8)%	(7)%	$(175.6)	(4.4)%	(10)%

(1)	On December 31, 2013 and 2012, the yield for the three-month treasury bill was 0.07% and 0.05%, respectively. As a result, the requirements of the EVE model were temporarily modified, resulting in the removal of the minus 200 and 300 basis points scenarios for the periods ended December 31, 2013 and 2012.
(2)	The percentage change represents the amount of change in EVE divided by the base EVE as calculated in the current interest rate environment.

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

Market Risk

Equity Securities Risk

Equity securities risk is the risk of potential loss from investing in public and private equity securities. Our market maker facilitates customer orders and carries equity security positions on a daily basis. From time to time, we may carry large positions in securities of a single issuer or issuers engaged in a specific industry. As of December 31, 2013, we held securities with a fair value of $105.0 million in long positions and $94.7 million in short positions, for a net exposure of $10.3 million. We entered into a definitive agreement to sell our market making business, G1 Execution Services, LLC, to an affiliate of Susquehanna for approximately $75 million. The sale of G1 Execution Services, LLC was completed on February 10, 2014.

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

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. Internal control over financial reporting is defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework (1992).” Based on this assessment, management believes that, as of December 31, 2013, the Company maintained effective internal control over financial reporting based on those criteria.

E*TRADE Financial Corporation’s Independent Registered Public Accounting Firm, Deloitte & Touche LLP, has issued an audit report regarding E*TRADE Financial Corporation’s internal control over financial reporting. The report of Deloitte & Touche LLP appears on the next page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

E*TRADE Financial Corporation

New York, New York

We have audited the internal control over financial reporting of E*TRADE Financial Corporation and subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2013 of the Company and our report dated February 25, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ Deloitte & Touche LLP

McLean, Virginia
February 25, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

E*TRADE Financial Corporation

New York, New York

We have audited the accompanying consolidated balance sheets of E*TRADE Financial Corporation and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income (loss), comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of E*TRADE Financial Corporation and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

McLean, Virginia
February 25, 2014

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (LOSS)

(In thousands, except per share amounts)

	Year Ended December 31,
	2013	2012	2011
Revenue:
Operating interest income	$1,219,912	$1,371,098	$1,532,339
Operating interest expense	(238,070)	(286,033)	(312,380)

Net operating interest income	981,842	1,085,065	1,219,959

Commissions	420,099	377,843	436,243
Fees and service charges	155,050	122,170	130,452
Principal transactions	72,662	93,156	105,359
Gains on loans and securities, net	60,591	200,366	120,233
Other-than-temporary impairment (“OTTI”)	(632)	(19,799)	(9,190)
Less: noncredit portion of OTTI recognized into (out of) other comprehensive income (loss) (before tax)	(1,699)	2,874	(5,717)

Net impairment	(2,331)	(16,925)	(14,907)
Other revenues	35,784	37,821	39,260

Total non-interest income	741,855	814,431	816,640

Total net revenue	1,723,697	1,899,496	2,036,599

Provision for loan losses	143,471	354,637	440,614
Operating expense:
Compensation and benefits	362,798	352,725	333,646
Advertising and market development	108,408	139,451	145,172
Clearing and servicing	123,993	128,635	147,052
FDIC insurance premiums	103,427	117,240	105,442
Professional services	85,165	86,321	89,672
Occupancy and equipment	72,882	74,346	68,840
Communications	69,032	73,054	67,335
Depreciation and amortization	89,111	90,616	89,583
Amortization of other intangibles	23,531	25,183	26,151
Impairment of goodwill	142,423	—	—
Facility restructuring and other exit activities	28,399	7,689	7,706
Other operating expenses	66,096	66,825	154,305

Total operating expense	1,275,265	1,162,085	1,234,904

Income before other income (expense) and income tax expense (benefit)	304,961	382,774	361,081

Other income (expense):
Corporate interest income	73	90	702
Corporate interest expense	(114,433)	(179,877)	(177,829)
Gains (losses) on early extinguishment of debt	(100)	(335,261)	3,091
Equity in income (loss) of investments and other	4,438	1,310	(1,715)

Total other income (expense)	(110,022)	(513,738)	(175,751)

Income (loss) before income tax expense (benefit)	194,939	(130,964)	185,330
Income tax expense (benefit)	108,927	(18,381)	28,629

Net income (loss)	$86,012	$(112,583)	$156,701

Basic earnings (loss) per share	$0.30	$(0.39)	$0.59
Diluted earnings (loss) per share	$0.29	$(0.39)	$0.54
Shares used in computation of per share data:
Basic	286,991	285,748	267,291
Diluted	292,589	285,748	289,822

See accompanying notes to consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year Ended December 31,
	2013	2012	2011
Net income (loss)	$86,012	$(112,583)	$156,701
Other comprehensive income (loss)
Available-for-sale securities:
OTTI, net(1)	393	12,285	5,709
Noncredit portion of OTTI reclassification (into) out of other comprehensive income (loss), net(2)	1,055	(1,843)	3,589
Unrealized gains (losses), net(3)	(261,777)	186,348	268,405
Reclassification into earnings, net(4)	(37,492)	(128,148)	(78,060)

Net change from available-for-sale securities	(297,821)	68,642	199,643

Cash flow hedging instruments:
Unrealized gains (losses), net(5)	67,337	(72,119)	(216,302)
Reclassification into earnings, net(6)	86,894	77,731	66,847

Net change from cash flow hedging instruments	154,231	5,612	(149,455)

Foreign currency translation gains, net	75	2,447	1,823

Other comprehensive income (loss)	(143,515)	76,701	52,011

Comprehensive income (loss)	$(57,503)	$(35,882)	$208,712

(1)	Amounts are net of benefit from income taxes of $0.2 million, $7.5 million and $3.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.
(2)	Amounts are net of benefit from income taxes of $0.6 million, $1.0 million and $2.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.
(3)

Amounts are net of benefit from income taxes of $156.0 million for the year ended December 31, 2013, and net of provision for income taxes of $111.6 million and $161.0 million for the years ended December 31, 2012 and 2011, respectively.

(4)	Amounts are net of provision for income taxes of $22.8 million, $78.9 million and $46.3 million for the years ended December 31, 2013, 2012 and 2011, respectively.
(5)

Amounts are net of provision for incomes taxes of $33.4 million for the year ended December 31, 2013, and net of benefit from income taxes of $41.4 million and $133.9 million for years ended December 31, 2012 and 2011, respectively.

(6)	Amounts are net of benefit from income taxes of $51.8 million, $51.9 million and $43.3 million for the years ended December 31, 2013, 2012 and 2011, respectively.

See accompanying notes to the consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(In thousands, except share data)

	December 31,
	2013	2012
ASSETS
Cash and equivalents	$1,838,012	$2,761,494
Cash required to be segregated under federal or other regulations	1,066,069	376,898
Trading securities	—	101,270
Available-for-sale securities	13,592,239	13,443,020
Held-to-maturity securities (fair value of $10,091,767 and $9,910,496 at December 31, 2013 and 2012, respectively)	10,180,794	9,539,948
Margin receivables	6,352,695	5,804,041
Loans receivable, net (net of allowance for loan losses of $452,959 and $480,751 at December 31, 2013 and 2012, respectively)	8,122,617	10,098,723
Investment in FHLB stock	61,400	67,400
Property and equipment, net	237,161	288,170
Goodwill	1,791,809	1,934,232
Other intangibles, net	215,930	260,622
Other assets	2,821,130	2,710,921

Total assets	$46,279,856	$47,386,739

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$25,970,849	$28,392,552
Securities sold under agreements to repurchase	4,542,842	4,454,661
Customer payables	6,309,743	4,964,922
FHLB advances and other borrowings	1,279,041	1,260,916
Corporate debt	1,768,649	1,764,982
Other liabilities	1,552,807	1,644,236

Total liabilities	41,423,931	42,482,269

Commitments and contingencies (see Note 20)

Shareholders’ equity:
Common stock, $0.01 par value, shares authorized: 400,000,000 at December 31, 2013 and 2012; shares issued and outstanding: 287,357,001 and 286,114,334 at December 31, 2013 and 2012, respectively	2,874	2,861
Additional paid-in-capital (“APIC”)	7,328,202	7,319,257
Accumulated deficit	(2,021,708)	(2,107,720)
Accumulated other comprehensive loss	(453,443)	(309,928)

Total shareholders’ equity	4,855,925	4,904,470

Total liabilities and shareholders’ equity	$46,279,856	$47,386,739

See accompanying notes to the consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity

	Shares	Amount
Balance, December 31, 2010	220,841	$2,208	$6,640,715	$(2,151,838)	$(438,640)	$4,052,445
Net income	—	—	—	156,701	—	156,701
Other comprehensive income	—	—	—	—	52,011	52,011
Conversion of convertible debentures	63,918	639	660,307	—	—	660,946
Exercise of stock options and related tax effects	42	1	(2,882)	—	—	(2,881)
Issuance of restricted stock, net of forfeitures and retirements to pay taxes	567	6	(5,719)	—	—	(5,713)
Share-based compensation	—	—	14,456	—	—	14,456
Other	—	—	(15)	—	—	(15)

Balance, December 31, 2011	285,368	$2,854	$7,306,862	$(1,995,137)	$(386,629)	$4,927,950
Net loss	—	—	—	(112,583)	—	(112,583)
Other comprehensive income	—	—	—	—	76,701	76,701
Conversion of convertible debentures	34	—	355	—	—	355
Exercise of stock options and related tax effects	2	—	(5,053)	—	—	(5,053)
Issuance of restricted stock, net of forfeitures and retirements to pay taxes	710	7	(3,677)	—	—	(3,670)
Share-based compensation	—	—	20,764	—	—	20,764
Other	—	—	6	—	—	6

Balance, December 31, 2012	286,114	$2,861	$7,319,257	$(2,107,720)	$(309,928)	$4,904,470
Net income	—	—	—	86,012	—	86,012
Other comprehensive loss	—	—	—	—	(143,515)	(143,515)
Conversion of convertible debentures	2	—	24	—	—	24
Exercise of stock options and related tax effects	261	3	(4,609)	—	—	(4,606)
Issuance of restricted stock, net of forfeitures and retirements to pay taxes	980	10	(6,803)	—	—	(6,793)
Share-based compensation	—	—	20,333	—	—	20,333

Balance, December 31, 2013	287,357	$2,874	$7,328,202	$(2,021,708)	$(453,443)	$4,855,925

See accompanying notes to the consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income (loss)	$86,012	$(112,583)	$156,701
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for loan losses	143,471	354,637	440,614
Depreciation and amortization (including discount amortization and accretion)	394,973	409,561	340,691
Net impairment and gains on loans and securities, net	(58,260)	(183,441)	(105,326)
Impairment of goodwill	142,423	—	—
Equity in (income) loss of investments and other	(4,438)	(1,310)	1,715
(Gains) losses on early extinguishment of debt	—	134,548	(3,091)
Share-based compensation	20,333	20,764	14,456
Deferred taxes	106,656	(137,076)	7,895
Other	(82)	(497)	4,806
Net effect of changes in assets and liabilities:
(Increase) decrease in cash required to be segregated under federal or other regulations	(689,171)	898,689	(666,077)
(Increase) decrease in margin receivables	(548,654)	(977,785)	294,319
Increase (decrease) in customer payables	1,344,821	(625,936)	570,772
Proceeds from sales of loans held-for-sale	14,953	342,696	123,441
Originations of loans held-for-sale	—	(331,538)	(129,654)
Net decrease (increase) in trading securities	17	(46,822)	16,874
Decrease in other assets	33,364	265,082	32,787
Increase (decrease) in other liabilities	130,664	(167,748)	(4,968)

Net cash provided by (used in) operating activities	1,117,082	(158,759)	1,095,955

Cash flows from investing activities:
Purchases of available-for-sale securities	(7,041,992)	(10,049,145)	(10,251,611)
Proceeds from sales, maturities of and principal payments on available-for-sale securities	6,262,425	12,445,566	9,929,506
Purchases of held-to-maturity securities	(2,526,570)	(4,814,251)	(4,040,208)
Proceeds from maturities of and principal payments on held-to-maturity securities	1,827,750	1,308,212	408,674
Net decrease in loans receivable	1,723,819	1,765,847	2,201,838
Capital expenditures for property and equipment	(46,608)	(79,840)	(89,410)
Proceeds from sale of REO and repossessed assets	62,472	102,471	156,991
Net cash flow from derivatives hedging assets	19,104	(85,224)	14,899
Other	6,000	70,784	39,147

Net cash provided by (used in) investing activities	286,400	664,420	(1,630,174)

See accompanying notes to the consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS—(Continued)

(In thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from financing activities:
Net (decrease) increase in deposits	$(2,421,705)	$1,931,452	$1,219,455
Net increase (decrease) in securities sold under agreements to repurchase	88,181	(560,838)	(872,750)
Advances from FHLB	2,180,000	2,930,000	2,220,000
Payments on advances from FHLB	(2,180,000)	(4,283,600)	(2,250,000)
Net proceeds from issuance of senior notes	—	1,305,000	427,331
Payments on senior and springing lien notes	—	(1,173,736)	(425,956)
Net cash flow from derivatives hedging liabilities	4,454	25,253	(41,292)
Other	2,106	(17,537)	(17,076)

Net cash (used in) provided by financing activities	(2,326,964)	155,994	259,712

(Decrease) increase in cash and equivalents	(923,482)	661,655	(274,507)
Cash and equivalents, beginning of period	2,761,494	2,099,839	2,374,346

Cash and equivalents, end of period	$1,838,012	$2,761,494	$2,099,839

Supplemental disclosures:
Cash paid for interest	$276,523	$592,005	$435,776
Cash paid (refund received) for income taxes	$1,626	$6,370	$(6,606)
Non-cash investing and financing activities:
Reclassification of market making business assets and liabilities to business held-for-sale	$78,978	$—	$—
Reclassification of loans held-for-investment to loans held-for-sale	$41,102	$—	$—
Transfers from loans to other real estate owned and repossessed assets	$74,557	$128,401	$180,964
Conversion of convertible debentures to common stock	$24	$355	$660,946

See accompanying notes to the consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization—E*TRADE Financial Corporation is a financial services company that provides brokerage and related products and services primarily to individual retail investors under the brand “E*TRADE Financial.” The Company also provides investor-focused banking products, primarily sweep deposits and savings products, to retail investors. The Company’s most significant subsidiaries are described below:

•	E*TRADE Bank is a federally chartered savings bank that provides investor-focused banking products to retail customers nationwide and deposit accounts insured by the FDIC;

•

E*TRADE Securities LLC is a registered broker-dealer and is a wholly-owned operating subsidiary of E*TRADE Bank. It is the primary provider of brokerage products and services to the Company’s customers;

•

E*TRADE Clearing LLC is the clearing firm for the Company’s brokerage subsidiaries and is a wholly-owned operating subsidiary of E*TRADE Bank. Its main purpose is to clear and settle securities transactions for customers of E*TRADE Securities LLC; and

•

G1 Execution Services, LLC is a registered broker-dealer and market maker. We entered into a definitive agreement to sell G1 Execution Services, LLC to an affiliate of Susquehanna for approximately $75 million. The sale of G1 Execution Services, LLC was completed on February 10, 2014.

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

At the end of June 2013, the Company decided to exit its market making business, G1 Execution Services, LLC, and reclassified the assets and liabilities of the market making business to held-for-sale. The assets and liabilities of the market making business are presented in the other assets and other liabilities line items, respectively, as of December 31, 2013 on the consolidated balance sheet. For additional information on the market making business, see Note 2—Business Held-for-Sale.

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

Related Parties—Kenneth Griffin, President and CEO of Citadel, served on the Board of Directors from June 8, 2009 to May 9, 2013. During this period, the Company routed a portion of its customer equity orders in exchange-listed options and Regulation NMS Securities to an affiliate of Citadel for order handling and execution at current market rates. Payments for these customer equity orders represented less than 1% of the Company’s total net revenue for each of the years ended December 31, 2013, 2012 and 2011.

Joseph M. Velli, Chairman and CEO of ConvergEx Group, joined the Board of Directors in January 2010. During the periods presented, the Company used ConvergEx Group for clearing and transfer agent services. Payments for these services represented less than 1% of the Company’s total operating expenses for each of the years ended December 31, 2013, 2012 and 2011.

Use of Estimates—The consolidated financial statements were prepared in accordance with GAAP, which requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes for the periods presented. Actual results could differ from management’s estimates. Certain significant accounting policies are critical because they are based on estimates and assumptions that require complex and subjective judgments by management. Changes in these estimates or assumptions could materially impact the Company’s financial condition and results of operations. Material estimates in which management believes changes could reasonably occur include: allowance for loan losses; valuation of goodwill and other intangible assets; estimates of effective tax rates, deferred taxes and valuation allowance; classification and valuation of certain investments; accounting for derivative instruments; and fair value measurements.

Financial Statement Descriptions and Related Accounting Policies—Below are descriptions and accounting policies for certain of the Company’s financial statement categories:

Cash and Equivalents—For the purpose of reporting cash flows, the Company considers all highly liquid investments with original or remaining maturities of three months or less at the time of purchase that are not required to be segregated under federal or other regulations to be cash and equivalents. Cash and equivalents included $1.0 billion and $2.1 billion at December 31, 2013 and 2012, respectively, of overnight cash deposits, a portion of which the Company is required to maintain with the Federal Reserve Bank.

Cash Required to be Segregated Under Federal or Other Regulations—Certain cash balances that are required to be segregated for the exclusive benefit of the Company’s brokerage customers are included in the cash required to be segregated under federal or other regulations line item.

Trading Securities—Trading securities are bought and held principally for the purpose of selling them in the near term and are carried at fair value. Realized and unrealized gains and losses on trading securities from market making activities are included in the principal transactions line item and are also derived by the specific identification method. At the end of June 2013, the Company decided to exit its market making business, and reclassified the trading securities of the market making business to held-for-sale. Trading securities are presented in the other assets line item at December 31, 2013 on the consolidated balance sheet.

Available-for-Sale Securities—Available-for-sale securities consist of debt securities, primarily residential mortgage-backed securities. Securities classified as available-for-sale are carried at fair value, with the unrealized gains and losses reflected as a component of accumulated other comprehensive loss, net of tax. Realized and unrealized gains or losses on available-for-sale debt securities are computed using the specific identification method. Interest earned on available-for-sale debt securities is included in operating interest income. Amortization or accretion of premiums and discounts are also recognized in operating interest income using the effective interest method over the contractual life of the security. Realized gains and losses on available-for-sale debt securities, other than OTTI, are included in the gains on loans and securities, net line item. Available-for-sale securities that have an unrealized loss (impaired securities) are evaluated for OTTI at each balance sheet date.

Held-to-Maturity Securities—Held-to-maturity securities consist of debt securities, primarily residential mortgage-backed securities. Held-to-maturity securities are carried at amortized cost based on the Company’s positive intent and ability to hold these securities to maturity. Interest earned on held-to-maturity debt securities is included in operating interest income. Amortization or accretion of premiums and discounts are also recognized in operating interest income using the effective interest method over the contractual life of the security. Held-to-maturity securities that have an unrecognized loss (impaired securities) are evaluated for OTTI at each balance sheet date in a manner consistent with available-for-sale debt securities.

Margin Receivables—Margin receivables represent credit extended to customers to finance their purchases of securities by borrowing against securities the customers own. Securities owned by customers are held as collateral for amounts due on the margin receivables, the value of which is not reflected in the consolidated balance sheet. The Company is permitted to sell or re-pledge these securities held as collateral and use the securities to enter into securities lending transactions, to collateralize borrowings or for delivery to counterparties to cover customer short positions. The fair value of securities that the Company received as collateral in connection with margin receivables and securities borrowing activities, where the Company is permitted to sell or re-pledge the securities, was approximately $9.1 billion and $8.2 billion at December 31, 2013 and 2012, respectively. Of this amount, $1.9 billion and $1.5 billion had been pledged or sold in connection with securities loans, bank borrowings and deposits with clearing organizations as of December 31, 2013 and 2012, respectively.

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

Nonperforming Loans—The Company classifies loans as nonperforming when they are no longer accruing interest, which includes loans that are 90 days and greater past due, TDRs that are on nonaccrual status for all classes of loans and certain junior liens that have a delinquent senior lien. Interest previously accrued, but not collected, is reversed against current income when a loan is placed on nonaccrual status. Interest payments received on nonperforming loans are recognized on a cash basis in operating interest income until it is doubtful that full payment will be collected, at which point payments are applied to principal. The recognition of deferred fees or costs on originated loans and premiums or discounts on purchased loans in operating interest income is discontinued for nonperforming loans. Nonperforming loans, excluding TDRs and certain junior liens that have a delinquent senior lien, return to accrual status when the loan becomes less than 90 days past due. TDRs return to accrual status after six consecutive payments have been made in accordance with the modified terms.

Loan losses are recognized when, based on management’s estimates, it is probable that a loss has been incurred. The Company’s charge-off policy for both one- to four-family and home equity loans is to assess the value of the property when the loan has been delinquent for 180 days or it is in bankruptcy, regardless of whether or not the property is in foreclosure, and charge-off the amount of the loan balance in excess of the estimated current value of the underlying property less estimated selling costs. TDR loan modifications are charged-off when certain characteristics of the loan, including CLTV, borrower’s credit and type of modification, cast substantial doubt on the borrower’s ability to repay the loan. Closed-end consumer loans are charged-off when the loan has been delinquent for 120 days or when it is determined that collection is not probable.

Impaired Loans—The Company considers a loan to be impaired when it meets the definition of a TDR. Impaired loans exclude smaller-balance homogeneous one- to four-family, home equity and consumer and other loans that have not been modified as TDRs and are collectively evaluated for impairment.

TDRs—Loan modifications in which economic concessions were granted to borrowers experiencing financial difficulty are considered TDRs. TDRs also include loans that have been charged-off due to bankruptcy notification even if the loan has not been modified under the Company’s programs. Upon being classified as a TDR, such loan is categorized as an impaired loan and is considered impaired until maturity regardless of whether the borrower performs under the terms of the loan.

Impairment on loan modifications is measured on an individual basis, generally using a discounted cash flow model. When certain characteristics of the modified loan cast substantial doubt on the borrower’s ability to repay the loan, the Company identifies the loan as collateral dependent and charges-off the amount of the modified loan balance in excess of the estimated current value of the underlying property less estimated selling costs. Collateral dependent TDRs are identified based on the terms of the modification, which includes assigning a higher level of risk to loans in which the LTV or CLTV is greater than 110% or 125%, respectively, a borrower’s credit score is less than 600 and certain types of modifications, such as interest-only payments. TDRs that are not identified as higher risk using this risk assessment process and for which impairment is measured using a discounted cash flow model, continue to be evaluated in the event that they become higher risk collateral dependent TDRs.

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

Both one- to four-family and home equity TDRs, including trial modifications, are accounted for as nonaccrual loans at the time of modification and are classified as nonperforming. TDRs return to accrual status after six consecutive payments are made in accordance with the modified terms. Accruing TDRs that subsequently become delinquent will immediately return to nonaccrual status.

Allowance for Loan Losses—The allowance for loan losses is management’s estimate of probable losses inherent in the loan portfolio as of the balance sheet date. The general allowance for loan losses is typically equal to management’s forecast of loan losses in the twelve months following the balance sheet date.

The Company’s segments are one- to four-family, home equity and consumer and other. For loans that are not TDRs, the Company established a general allowance. The estimate of the allowance for loan losses is based on a variety of quantitative and qualitative factors, including:

•	the composition and quality of the portfolio;

•	delinquency levels and trends;

•	current and historical charge-off and loss experience;

•	the Company’s historical loss mitigation experience;

•	the condition of the real estate market and geographic concentrations within the loan portfolio;

•	the interest rate climate;

•	the overall availability of housing credit; and

•	general economic conditions.

The one- to four-family and home equity loan portfolios are separated into risk segments based on key risk factors, which include but are not limited to loan type, delinquency history, documentation type, LTV/CLTV ratio and borrowers’ credit scores. For home equity loans in the second lien position, the original balance of the first lien loan at origination date and updated valuations on the property underlying the loan are used to calculate CLTV. Both current CLTV and FICO scores are among the factors utilized to categorize the risk associated with loans and assign a probability assumption of future default. Based upon the segmentation, the Company utilizes historical performance data to develop the forecast of delinquency and default for these risk segments. During the year ended December 31, 2013, the Company evaluated and refined its default assumptions related to a subset of the home equity line of credit portfolio that will require borrowers to repay the loan in full at the end of the draw period, commonly referred to as “balloon loans”. These loans were approximately $235 million of the home equity line of credit portfolio at December 31, 2013. The Company evaluated the significant burden a balloon payment may place on a borrower with a low FICO score and high CLTV ratio, and the estimates around the time period that it might take for these borrowers’ equity positions in their collateral to appreciate in order to allow for possible refinance of the balloon loan at maturity. As a result of this evaluation of the higher risk balloon loans, the Company increased its default assumptions and extended the period of management’s forecasted loan losses captured within the general allowance to include the total probable loss on these loans. The overall impact of these refinements drove the substantial majority of provision for loan losses during the year ended December 31, 2013. The Company’s consumer and other loan portfolio is separated into risk segments by product and delinquency status. The Company utilizes historical performance data and historical recovery rates on collateral liquidation to forecast delinquency and loss at the product level for the consumer and other loan portfolio.

The general allowance for loan losses also included a qualitative component to account for a variety of factors that present additional uncertainty that may not be fully considered in the quantitative loss model but are factors the Company believes may impact the level of credit losses. We utilize a qualitative factor framework whereby, on a quarterly basis, management assesses the risk associated with three main factors. These factors are: external factors, such as changes in the macroeconomic, legal and regulatory environment; internal factors, such as procedural changes and reliance on third parties; and portfolio specific factors, such as the impact on borrowers’ monthly payments from home equity lines of credit converting from interest only to amortizing loans.

The total qualitative component was $62 million and $44 million at December 31, 2013 and 2012, respectively. The qualitative component for the one- to four-family and home equity loan portfolios was 24% and 17% of the general allowance for loan losses at December 31, 2013 and 2012, respectively. The increase in the qualitative reserve in these loan portfolios from December 31, 2012 to December 31, 2013 primarily reflects updates to both internal factors and portfolio specific factors. The qualitative component for the consumer and other loan portfolio was 21% and 17% of the general allowance at December 31, 2013 and 2012, respectively.

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

Goodwill and Other Intangibles, Net—Goodwill is acquired through business combinations and represents the excess of the purchase price over the fair value of net tangible assets and identifiable intangible assets. The Company evaluates goodwill for impairment on an annual basis as of November 30 and in interim periods when events or changes indicate the carrying value may not be recoverable. The Company has the option of performing a qualitative assessment of goodwill for any of its reporting units to determine whether it is more likely than not that the fair value is less than the carrying value of a reporting unit. If it is more likely than not that the fair value exceeds the carrying value of the reporting unit, then no further testing is necessary; otherwise, the Company must perform a two-step quantitative assessment of goodwill. The Company may elect to bypass the qualitative assessment and proceed directly to performing a two-step quantitative assessment.

Other intangibles, net represents the excess of the purchase price over the fair value of net tangible assets acquired through the Company’s business combinations. The Company evaluates other intangible assets for impairment on an annual basis or when events or changes indicate the carrying value may not be recoverable. The Company evaluates the remaining useful lives of intangible assets with finite lives each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization.

For additional information on goodwill and other intangibles, net, see Note 9—Goodwill and Other Intangibles, Net.

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

Income Taxes—Deferred income taxes are recorded when revenues and expenses are recognized in different periods for financial statement purposes than for tax purposes. Deferred tax asset or liability account balances are calculated at the balance sheet date using current tax laws and rates in effect. Valuation allowances are established, when necessary, to reduce deferred tax assets when it is more likely than not that a portion or all of a given deferred tax asset will not be realized. Income tax expense (benefit) includes (i) deferred tax expense (benefit), which generally represents the net change in the deferred tax asset or liability balance during the year plus any change in valuation allowances, and (ii) current tax expense (benefit), which represents the amount of tax currently payable to or receivable from a taxing authority. Uncertain tax positions are only recognized to the extent it is more likely than not that the uncertain tax position will be sustained upon examination. For uncertain tax positions, tax benefit is recognized for cases in which it is more than fifty percent likely of being sustained on ultimate settlement. For additional information on income taxes, see Note 15—Income Taxes.

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

Comprehensive Income (Loss)—The Company’s comprehensive income (loss) is composed of net income (loss), noncredit portion of OTTI on debt securities, unrealized gains (losses) on available-for-sale securities, the effective portion of the unrealized gains (losses) on derivatives in cash flow hedge relationships and foreign currency translation gains, net of reclassification adjustments and related tax.

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

Accounting for derivatives differs significantly depending on whether a derivative is designated as a hedge based on the applicable accounting guidance and, if designated as a hedge, the type of hedge designation. Derivative instruments designated in hedging relationships that mitigate the exposure to the variability in expected future cash flows or other forecasted transactions are considered cash flow hedges. Derivative instruments in hedging relationships that mitigate exposure to changes in the fair value of assets or liabilities are considered fair value hedges. In order to qualify for hedge accounting, the Company formally documents at inception all relationships between hedging instruments and hedged items and the risk management objective and strategy for each hedge transaction. Cash flow and fair value hedge ineffectiveness is re-measured on a quarterly basis and is included in the gains on loans and securities, net line item in the consolidated statement of income

(loss). Cash flows from derivative instruments in hedging relationships are classified in the same category on the consolidated statement of cash flows as the cash flows from the items being hedged. The Company also recognizes certain contracts and commitments as derivatives when the characteristics of those contracts and commitments meet the definition of a derivative. Gains and losses on derivatives that are not held as accounting hedges are recognized in the gains on loans and securities, net line item in the consolidated statement of income (loss). For additional information on derivative instruments and hedging activities, see Note 7—Accounting for Derivative Instruments and Hedging Activities.

Fair Value—Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company determines the fair value for its financial instruments and for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis. In addition, the Company determines the fair value for nonfinancial assets and nonfinancial liabilities on a nonrecurring basis as required during impairment testing or by other accounting guidance. For additional information on fair value, see Note 4—Fair Value Disclosures.

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

Commissions—Commissions are derived from the Company’s customers and are impacted by both trade types and trade mix. Commissions from securities transactions are recognized on a trade-date basis.

Fees and Service Charges—Fees and service charges consist of order flow revenue, mutual fund service fees, foreign exchange revenue, advisor management fees, reorganization fees and other fees and service charges. Order flow revenue is accrued in the same period in which the related securities transactions are completed or related services are rendered.

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

Share-Based Payments—In 2005, the Company adopted and the shareholders approved the 2005 Stock Incentive Plan (“2005 Plan”) to replace the 1996 Stock Incentive Plan (“1996 Plan”) which provides for the grant of nonqualified or incentive stock options, restricted stock awards and restricted stock units to officers, directors, employees and consultants for the purchase of newly issued shares of the Company’s common stock at a price determined by the Board at the date of the grant. The Company does not have a specific policy for issuing shares upon stock option exercises and share unit conversions; however, new shares are typically issued in connection with exercises and conversions. The Company intends to continue to issue new shares for future exercises and conversions.

The Company issued options to certain employees. Options are generally exercisable ratably over a two- to four-year period from the date the option is granted and most options expire within seven years from the date of grant. Certain options provide for accelerated vesting upon a change in control. Exercise prices were generally equal to the fair value of the shares on the grant date. As of December 31, 2013, there were 1.6 million shares outstanding and $0.5 million of total unrecognized compensation cost related to non-vested stock options. This cost is expected to be recognized over a weighted-average period of 1.0 year.

The Company issues restricted stock awards and restricted stock units to certain employees. Each restricted stock unit can be converted into one share of the Company’s common stock upon vesting. These awards are issued at the fair value on the date of grant and vest ratably over the period, generally two to four years. As of December 31, 2013, there were 3.5 million awards and units outstanding and $21.8 million of total unrecognized compensation cost related to non-vested awards. This cost is expected to be recognized over a weighted-average period of 2.1 years. The total fair value of restricted shares and restricted stock units vested was $18.5 million, $9.9 million and $15.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.

The Company recognized $20.3 million, $20.8 million and $14.5 million in compensation expense for its options, restricted stock awards and restricted stock units for the years ended December 31, 2013, 2012 and 2011, respectively.

Under the 2005 Plan, the remaining unissued authorized shares of the 1996 Plan, up to 4.2 million shares, were authorized for issuance. Additionally, any shares that had been awarded but remained unissued under the 1996 Plan that were subsequently canceled, would be authorized for issuance under the 2005 Plan, up to 3.9 million shares. In May 2009 and 2010, an additional 3.0 million and 12.5 million shares, respectively, were authorized for issuance under the 2005 Plan at the Company’s shareholders’ annual meetings in each of those respective years. As of December 31, 2013, 8.4 million shares were available for grant under the 2005 Plan.

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

Offsetting Assets and Liabilities—Effective January 1, 2013, the Company adopted the amended disclosure guidance about offsetting certain assets and liabilities, which required additional information about derivative instruments, repurchase agreements and securities borrowing and securities lending transactions that are offset or subject to an enforceable master netting arrangement or similar agreement. For financial statement purposes, the Company does not offset derivative instruments, repurchase agreements or securities borrowing and securities lending transactions. The Company’s derivative instruments, repurchase agreements and securities borrowing and securities lending transactions are generally transacted under master agreements that are widely used by counterparties and that may allow for net settlements of payments in the normal course, as well as offsetting of all contracts with a given counterparty in the event of bankruptcy or default of one of the two parties to the transaction. The following table presents information about these transactions to enable the users of the Company’s financial statements to evaluate the potential effect of rights of setoff between these recognized assets and recognized liabilities at December 31, 2013 and 2012 (dollars in thousands):

				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Collateral Received or Pledged (Including Cash)	Net Amount
December 31, 2013
Assets:
Deposits paid for securities borrowed(1)(5)	$536,653	$—	$536,653	$(247,401)	$(282,135)	$7,117
Derivative assets(1)(3)	91,826	—	91,826	(47,611)	(12,302)	31,913

Total	$628,479	$—	$628,479	$(295,012)	$(294,437)	$39,030

Liabilities:
Repurchase agreements(4)	$4,542,842	$—	$4,542,842	$—	$(4,536,702)	$6,140
Deposits received for securities loaned (2)(6)	1,050,010	—	1,050,010	(247,401)	(739,748)	62,861
Derivative liabilities (2)(3)	168,194	—	168,194	(47,611)	(120,583)	—

Total	$5,761,046	$—	$5,761,046	$(295,012)	$(5,397,033)	$69,001

December 31, 2012
Assets:
Deposits paid for securities borrowed(1)(5)	$407,331	$—	$407,331	$(142,410)	$(259,490)	$5,431
Derivative assets(1)(3)	14,734	—	14,734	(5,176)	(8,427)	1,131

Total	$422,065	$—	$422,065	$(147,586)	$(267,917)	$6,562

Liabilities:
Repurchase agreements(4)	$4,454,661	$—	$4,454,661	$—	$(4,454,659)	$2
Deposits received for securities loaned(2)(6)	735,720	—	735,720	(142,410)	(554,400)	38,910
Derivative liabilities(2)(3)	328,464	—	328,464	(5,176)	(323,288)	—

Total	$5,518,845	$—	$5,518,845	$(147,586)	$(5,332,347)	$38,912

(1)	Net amounts presented in the consolidated balance sheet are reflected in the other assets line item.
(2)	Net amounts presented in the consolidated balance sheet are reflected in the other liabilities line item.
(3)	Excludes net accrued interest payable of $19.1 million and $14.1 million at December 31, 2013 and 2012, respectively.
(4)

The Company pledges available-for-sale and held-to-maturity securities as collateral for amounts due on repurchase agreements and derivative liabilities. The collateral pledged included available-for-sale securities at fair value and held-to-maturity securities at amortized cost for both December 31, 2013 and 2012.

(5)

Included in the gross amounts of deposits paid for securities borrowed is $415.4 million and $133.8 million at December 31, 2013 and 2012, respectively, transacted through a program with a clearing organization, which guarantees the return of cash to the Company. For presentation purposes, these amounts presented are based on the original counterparties to the Company’s master securities loan agreements.

(6)

Included in the gross amounts of deposits received for securities loaned is $681.9 million and $419.6 million at December 31, 2013 and 2012, respectively, transacted through a program with a clearing organization, which guarantees the return of securities to the Company. For presentation purposes, these amounts presented are based on the original counterparties to the Company’s master securities loan agreements.

Effective June 10, 2013, certain types of derivatives that the Company trades are subject to the Dodd-Frank Act clearing mandate and as a result, are subject to derivatives clearing agreements (“cleared derivatives contracts”). These cleared derivatives contracts enable clearing by a derivatives clearing organization through a clearing member. Under the contracts, the clearing member typically has a one-way right to offset all contracts in the event of the Company’s default or bankruptcy. As such, the cleared derivatives contracts are not bilateral master netting agreements and do not allow for offsetting. At December 31, 2013, the Company had $15.4 million and $1.2 million in derivative assets and liabilities of cleared derivatives contracts.

New Accounting and Disclosure Guidance—Below is the new accounting and disclosure guidance that relates to activities in which the Company is engaged.

Disclosures about Offsetting Assets and Liabilities

In December 2011, the FASB amended the disclosure guidance about offsetting assets and liabilities. The amended disclosure guidance will enable users of the Company’s financial statements to evaluate the effect or potential effect of netting arrangements on the Company’s financial position. This includes the effect or potential effect of rights of setoff between recognized assets and recognized liabilities within the scope of amended disclosure guidance, such as derivative instruments, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions. The amended disclosure guidance became effective for annual and interim periods beginning on January 1, 2013 for the Company and was applied retrospectively for all comparative periods presented. The Company’s disclosures reflect the adoption of the amended disclosure guidance in the Financial Statement Descriptions and Related Accounting Policies section in Note 1—Organization, Basis of Presentation and Summary of Significant Accounting Policies.

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income

In February 2013, the FASB amended the presentation guidance on the reporting of amounts reclassified out of accumulated other comprehensive income. The amended guidance does not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the guidance amends the presentation of the amounts reclassified out of accumulated other comprehensive income by component. In addition, the amended guidance requires the presentation, either on the face of the statement where net income is presented or in the notes, of significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The amended guidance became effective for annual and interim periods beginning on January 1, 2013 for the Company and was applied prospectively. The Company’s disclosures reflect the adoption of the amended presentation guidance in Note 16—Shareholders’ Equity.

Inclusion of the Fed Funds Effective Swap Rate as a Benchmark Interest Rate for Hedge Accounting Purposes

In July 2013, the FASB amended the derivatives and hedging accounting guidance. The amended guidance permits the Fed Funds Effective Swap Rate to be used as a U.S. benchmark interest rate for hedge accounting purposes under derivatives and hedging accounting requirements, in addition to U.S. Treasury and LIBOR. The amendments also remove the restriction on using different benchmark rates for similar hedges. Before the amendments, only U.S. Treasury and the LIBOR swap rate were considered benchmark interest rates in accordance with GAAP. The amendments became effective prospectively for qualifying new or re-designated hedging relationships entered into on or after July 17, 2013. The amended accounting guidance did not have a material impact on the Company’s statement of financial condition, results of operations or cash flows.

Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists

In July 2013, the FASB amended the presentation guidance on unrecognized tax benefits. The amended guidance requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except under certain circumstances. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The unrecognized tax benefit should also be presented in the financial statements as a liability if the tax law of the applicable jurisdiction does not require the Company to use, and the Company does not intend to use, the deferred tax asset to settle any additional income taxes. The amended presentation guidance became effective for annual and interim periods beginning on January 1, 2014 for the Company and will be applied prospectively to unrecognized tax benefits that exist at that date. The adoption of the amended presentation guidance did not have a material impact on the Company’s financial condition, results of operations or cash flows.

Accounting for Investments in Qualified Affordable Housing Projects

In January 2014, the FASB amended the accounting guidance for investments in qualified affordable housing projects. The amended accounting guidance permits reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, the Company would amortize the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognize the net investment performance in the consolidated statement of income (loss) as a component of income tax expense (benefit). The amended guidance will be effective for annual and interim periods beginning January 1, 2015 for the Company. Early adoption is permitted. While the Company is currently evaluating the impact of the new accounting guidance, the adoption is not expected to have a material impact on the Company’s financial condition, results of operations or cash flows.

Reclassification of Residential Real Estate Collateralized Mortgage Loans upon Foreclosure

In January 2014, the FASB amended the accounting and disclosure guidance on reclassifications of residential real estate collateralized mortgage loans upon foreclosure. The amended guidance clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The amended disclosure guidance requires interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in mortgage loans collateralized by residential real estate property that are in the process of foreclosure. As early adoption was permitted, the Company early adopted the amended guidance as of January 1, 2014. The amended accounting guidance did not have a material impact on the Company’s financial condition, results of operations or cash flows.

NOTE 2—BUSINESS HELD-FOR-SALE

Exit of Market Making Business

At the end of June 2013, the Company decided to exit the market making business, G1 Execution Services, LLC, and as a result the assets and liabilities of the market making business were classified as held-for-sale. During the third quarter of 2013, we entered into a definitive agreement to sell the market making business to an affiliate of Susquehanna for approximately $75 million, subject to regulatory approval. The table below summarizes the carrying amounts of the major classes of assets and liabilities of the market making business as of December 31, 2013 and 2012 (dollars in thousands):

	December 31, 2013(1)	December 31, 2012
Assets:
Cash and equivalents	$10,578	$7,618
Trading securities	104,963	101,252
Property and equipment, net	2,026	1,517
Goodwill	—	142,423
Other intangibles, net	21,161	21,898
Other assets	38,479	37,096

Total assets	$177,207	$311,804

Liabilities:
Other liabilities	$107,332	$96,463

Total liabilities	$107,332	$96,463

(1)	Assets and liabilities as of December 31, 2013 are classified as held-for-sale and reflected in other assets and other liabilities line items on the consolidated balance sheet respectively.

As a result of the Company’s decision to exit the market making business, the goodwill allocated to the market making business was impaired. For additional information on the impairment of goodwill, see Note 9—Goodwill.

NOTE 3—OPERATING INTEREST INCOME AND OPERATING INTEREST EXPENSE

The following table shows the components of operating interest income and operating interest expense for the years ended December 31, 2013, 2012 and 2011 (dollars in thousands):

	Year Ended December 31,
	2013	2012	2011
Operating interest income:
Loans	$394,633	$496,466	$692,127
Available-for-sale securities	278,845	359,977	421,304
Held-to-maturity securities	255,458	236,961	136,953
Margin receivables	223,971	216,086	221,717
Securities borrowed and other	67,005	61,608	60,238

Total operating interest income(1)	1,219,912	1,371,098	1,532,339

Operating interest expense:
Securities sold under agreements to repurchase	(148,399)	(158,518)	(153,079)
FHLB advances and other borrowings	(68,363)	(92,630)	(106,201)
Deposits	(12,697)	(24,042)	(42,879)
Customer payables and other	(8,611)	(10,843)	(10,221)

Total operating interest expense(2)	(238,070)	(286,033)	(312,380)

Net operating interest income	$981,842	$1,085,065	$1,219,959

(1)

Operating interest income reflects $(15.7) million, $(9.7) million, and $(10.3) million of expense on hedges that qualify for hedge accounting for the years ended December 31, 2013, 2012, and 2011, respectively.

(2)

Operating interest expense reflects $152.5 million, $142.1 million, and $136.7 million of expense on hedges that qualify for hedge accounting for the years ended December 31, 2013, 2012, and 2011, respectively.

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

Residential Mortgage-backed Securities

The Company’s residential mortgage-backed securities portfolio comprised agency mortgage-backed securities and CMOs, which represented the majority of the portfolio, and non-agency CMOs. Agency mortgage-backed securities and CMOs are guaranteed by U.S. government sponsored and federal agencies. All of the Company’s non-agency CMOs were backed by first lien mortgages and were below investment grade or non-rated at December 31, 2013. The weighted average coupon rates for the residential mortgage-backed securities at December 31, 2013 are shown in the following table:

Weighted Average Coupon Rate
Agency mortgage-backed securities	3.07%
Agency CMOs	3.23%
Non-agency CMOs	3.03%

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

Non-agency CMOs were valued using market and income approaches with market observable data, including recent market transactions when available. The valuations of non-agency CMOs reflect the Company’s best estimate of what market participants would consider in pricing the financial instruments. The Company considers the price transparency for non-agency CMOs to be a key determinant of the degree of judgment involved in determining the fair value. At December 31, 2013, the Company’s non-agency CMOs were categorized in Level 3 of the fair value hierarchy. The Company’s portfolio management group determines the fair value measurements using a discounted cash flow methodology for non-agency CMOs on a monthly basis with market observable data to the extent available. The fair value measurements, valuation techniques and level classification methodology are reviewed and compared to prior periods on a quarterly basis by management from the finance, credit, enterprise risk management and compliance departments.

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

The Company’s municipal bonds are revenue bonds issued by state and other local government agencies. The valuation of corporate bonds is impacted by the credit worthiness of the corporate issuer. All of the Company’s municipal bonds and corporate bonds were rated investment grade at December 31, 2013. These securities were valued using a market approach with pricing service valuations corroborated by recent market transactions for identical or similar bonds. Municipal bonds and corporate bonds were categorized in Level 2 of the fair value hierarchy.

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

Securities Owned and Securities Sold, Not Yet Purchased

Securities transactions entered into by broker-dealer subsidiaries are included in trading securities as held-for-sale assets within other assets and securities sold, not yet purchased as held-for-sale liabilities in the Company’s fair value disclosures. The Company’s definition of actively traded is based on average daily volume and other market trading statistics. The majority of the Company’s securities owned and securities sold, not yet purchased were categorized in Level 1 of the fair value hierarchy. The fair value of these securities was determined using listed or quoted market prices.

Nonrecurring Fair Value Measurement Techniques

Loans Receivable and REO

The Company records certain other assets at fair value on a nonrecurring basis: 1) one- to four-family and home equity loans in which the amount of the loan balance in excess of the estimated current value of the underlying property less estimated selling costs has been charged-off; and 2) real estate acquired through physical possession of property or upon foreclosure that is carried at the lower of the property’s carrying value or fair value less estimated selling costs.

Loans that have been delinquent for 180 days or that are in bankruptcy are charged-off based on the estimated current value of the underlying property less estimated selling costs and are classified as nonperforming loans. These loans continue to be reported as nonperforming unless they subsequently meet the requirements for being reported as performing loans. TDRs that are charged-off based on the estimated current value of the underlying property less estimated selling costs are classified as nonperforming loans at the time of modification and return to accrual status after six consecutive payments are made in accordance with the modified terms. Property valuations for these one- to four-family and home equity loans are based on the most recent “as is” property valuation data available, which may include appraisals, broker price opinions, prices for similar properties, automated valuation models or updated values using home price indices. Subsequent to the recording of an initial fair value measurement, these loans continue to be measured at fair value on a nonrecurring basis, utilizing the estimated value of the underlying property less estimated selling costs. These property valuations are updated on a monthly, quarterly or semi-annual basis depending on the type of valuation initially used. If the value of the underlying property has declined, an additional charge-off is recorded. If the value of the underlying property has increased, previously charged-off amounts are not reversed. If the valuation data obtained is significantly different from the valuation previously received, the Company orders additional property valuation data to corroborate or update the valuation.

Property valuations for real estate acquired through physical possession of property or upon foreclosure are based on the lowest value of the most recent property valuation data available, which may include appraisals, listing prices or approved offer prices. Nonrecurring fair value measurements on one- to four-family and home equity loans and real estate owned were classified as Level 3 of the fair value hierarchy as the majority of the valuations included Level 3 inputs that were significant to the fair value.

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

The following table presents additional information about significant unobservable inputs used in the valuation of assets measured at fair value on a nonrecurring basis that were categorized in Level 3 of the fair value hierarchy at December 31, 2013 (dollars in thousands):

	Unobservable Inputs	Average	Range
One- to four-family	Appraised value	$413	$5-$2,500
Home equity	Appraised value	$299	$7-$1,600
Real estate owned	Appraised value	$300	$7-$1,035

Goodwill

At the end of the second quarter of 2013, the Company decided to exit the market making business, and as a result evaluated the total goodwill allocated to the market making reporting unit for impairment. The Company valued the market making business by using a combination of expected present value of future cash flows of the business, a form of the income approach, and prices of comparable businesses, a form of the market approach, with significant unobservable inputs. The Company valued the market making reporting unit using the expected sale structure of the market making business. As a result of the evaluation, it was determined that the entire carrying amount of goodwill allocated to the market making reporting unit was impaired, and the Company recognized $142.4 million impairment of goodwill during the second quarter of 2013.

Recurring and Nonrecurring Fair Value Measurements

Assets and liabilities measured at fair value at December 31, 2013 and 2012 are summarized in the following tables (dollars in thousands):

	Level 1	Level 2	Level 3(1)	Total Fair Value
December 31, 2013:
Recurring fair value measurements:
Assets
Available-for-sale securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	—	12,236,076	—	12,236,076
Non-agency CMOs	—	—	14,098	14,098

Total residential mortgage-backed securities	—	12,236,076	14,098	12,250,174

Investment securities:
Agency debentures	—	466,162	—	466,162
Agency debt securities	—	831,240	—	831,240
Municipal bonds	—	40,180	—	40,180
Corporate bonds	—	4,483	—	4,483

Total investment securities	—	1,342,065	—	1,342,065

Total available-for-sale securities	—	13,578,141	14,098	13,592,239

Other assets:
Derivative assets(2)	—	107,182	—	107,182
Deposits with clearing organizations(3)	53,000	—	—	53,000
Held-for-sale assets—trading securities(4)	103,678	1,286	—	104,964

Total other assets measured at fair value on a recurring basis	156,678	108,468	—	265,146

Total assets measured at fair value on a recurring basis(5)	$156,678	$13,686,609	$14,098	$13,857,385

Liabilities
Derivative liabilities(2)	$—	$169,370	$—	$169,370
Held-for-sale liabilities—securities sold, not yet purchased(4)	94,448	233	—	94,681

Total liabilities measured at fair value on a recurring basis(5)	$94,448	$169,603	$—	$264,051

Nonrecurring fair value measurements:
Loans receivable:
One- to four-family	$—	$—	$245,968	$245,968
Home equity	—	—	45,766	45,766

Total loans receivable(6)	—	—	291,734	291,734
REO(6)	—	—	47,664	47,664

Total assets measured at fair value on a nonrecurring basis(7)	$—	$—	$339,398	$339,398

(1)	Instruments measured at fair value on a recurring basis categorized as Level 3 represented less than 1% of the Company’s total assets and none of its total liabilities at December 31, 2013.
(2)

All derivative assets and liabilities were interest rate contracts at December 31, 2013. Information related to derivative instruments is detailed in Note 7—Accounting for Derivative Instruments and Hedging Activities.

(3)	Represents U.S. Treasury securities held by a broker-dealer subsidiary.
(4)

Assets and liabilities of the market making business were reclassified as held-for-sale and are presented in the other assets and other liabilities line items, respectively, on the consolidated balance sheet at December 31, 2013. Information related to the classification is detailed in Note 2—Business Held-for-Sale.

(5)	Assets and liabilities measured at fair value on a recurring basis represented 30% and 1% of the Company’s total assets and total liabilities, respectively, at December 31, 2013.
(6)

Represents the fair value of assets prior to deducting estimated selling costs that were carried on the consolidated balance sheet at December 31, 2013, and for which a fair value measurement was recorded during the period.

(7)

Goodwill allocated to the market making reporting unit with a carrying amount of $142.4 million was written down to zero during the year ended December 31, 2013 and categorized in Level 3 of the fair value hierarchy.

	Level 1	Level 2	Level 3(1)	Total Fair Value
December 31, 2012:
Recurring fair value measurements:
Assets
Trading securities	$100,259	$1,011	$—	$101,270
Available-for-sale securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	—	12,097,298	—	12,097,298
Non-agency CMOs	—	185,668	49,495	235,163

Total residential mortgage-backed securities	—	12,282,966	49,495	12,332,461

Investment securities:
Agency debentures	—	527,996	—	527,996
Agency debt securities	—	546,762	—	546,762
Municipal bonds	—	31,346	—	31,346
Corporate bonds	—	4,455	—	4,455

Total investment securities	—	1,110,559	—	1,110,559

Total available-for-sale securities	—	13,393,525	49,495	13,443,020

Other assets:
Derivative assets(2)	—	14,890	—	14,890
Deposits with clearing organizations(3)	32,000	—	—	32,000

Total other assets measured at fair value on a recurring basis	32,000	14,890	—	46,890

Total assets measured at fair value on a recurring basis(4)	$132,259	$13,409,426	$49,495	$13,591,180

Liabilities
Derivative liabilities(2)	$—	$328,504	$—	$328,504
Securities sold, not yet purchased	87,088	489	—	87,577

Total liabilities measured at fair value on a recurring basis(4)	$87,088	$328,993	$—	$416,081

Nonrecurring fair value measurements:
Loans receivable:
One- to four-family	$—	$—	$752,008	$752,008
Home equity	—	—	90,663	90,663

Total loans receivable(5)	—	—	842,671	842,671
REO(5)	—	—	75,885	75,885

Total assets measured at fair value on a nonrecurring basis	$—	$—	$918,556	$918,556

(1)	Instruments measured at fair value on a recurring basis categorized as Level 3 represented less than 1% of the Company’s total assets and none of its total liabilities at December 31, 2012.
(2)

The majority of derivative assets and liabilities were interest rate contracts at December 31, 2012. Information related to derivative instruments is detailed in Note 7—Accounting for Derivative Instruments and Hedging Activities.

(3)	Represents U.S. Treasury securities held by a broker-dealer subsidiary.
(4)	Assets and liabilities measured at fair value on a recurring basis represented 29% and 1% of the Company’s total assets and total liabilities, respectively, at December 31, 2012.
(5)

Represents the fair value of assets prior to deducting estimated selling costs that were carried on the consolidated balance sheet at December 31, 2012, and for which a fair value measurement was recorded during the period.

The following table presents the losses associated with the assets measured at fair value on a nonrecurring basis during the years ended December 31, 2013, 2012 and 2011 (dollars in thousands):

	December 31,
	2013	2012	2011
One- to four-family	$40,047	$193,250	$221,717
Home equity	57,626	291,316	112,426

Total losses on loans receivable measured at fair value	$97,673	$484,566	$334,143

(Gains) losses on REO measured at fair value	$(565)	$12,068	$27,582
Losses on goodwill measured at fair value	$142,423	$—	$—

Transfers Between Levels 1 and 2

For assets and liabilities measured at fair value on a recurring basis, the Company’s transfers between levels of the fair value hierarchy are deemed to have occurred at the beginning of the reporting period on a quarterly basis. The Company’s transfers of securities owned and securities sold, not yet purchased between Level 1 and 2 are generally driven by trading activities of those securities during the period. The Company had no material transfers between Level 1 and 2 during the year ended December 31, 2013.

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

The following tables present additional information about Level 3 assets and liabilities measured at fair value on a recurring basis for the years ended December 31, 2013, 2012 and 2011 (dollars in thousands):

Available-for-sale Securities
Non-agency CMOs
Opening balance, January 1, 2013	$49,495
Losses recognized in earnings(1)	(2,331)
Net gains recognized in other comprehensive income(2)	5,255
Sales	(34,949)
Settlements	(3,372)

Closing balance, December 31, 2013	$14,098

(1)	Losses recognized in earnings were related to instruments held at December 31, 2013 and are reported in the net impairment line item.
(2)	Net gains recognized in other comprehensive income are reported in the net change from available-for-sale securities line item.

Available-for-sale Securities
Non-agency CMOs
Opening balance, January 1, 2012	$97,106
Losses recognized in earnings(1)	(12,809)
Net gains recognized in other comprehensive income(2)	17,917
Sales	(68,116)
Settlements	(22,677)
Transfers in to Level 3(3)(4)	210,819
Transfers out of Level 3(3)(5)	(172,745)

Closing balance, December 31, 2012	$49,495

(1)	Losses recognized in earnings were related to instruments held at December 31, 2012 and are reported in the net impairment line item.
(2)	Net gains recognized in other comprehensive income are reported in the net change from available-for-sale securities line item.
(3)	The Company’s transfers in and out of Level 3 are at the beginning of the reporting period on a quarterly basis.
(4)	Non-agency CMOs were transferred in to Level 3 due to a lack of observable market data, resulting from a decrease in market activity for the securities.
(5)	Non-agency CMOs were transferred out of Level 3 because observable market data became available for those securities.

		Available-for-sale Securities
	Trading Securities	Non-agency CMOs
Opening balance, January 1, 2011	$630	$195,220
Net losses recognized in earnings(1)	(1,560)	(7,898)
Net gains recognized in other comprehensive income(2)	—	16,089
Sales	(6,299)	—
Settlements	(1,700)	(28,205)
Transfers in to Level 3(3)(4)	8,929	254,637
Transfers out of Level 3(3)(5)	—	(332,737)

Closing balance, December 31, 2011	$—	$97,106

(1)	The majority of net losses recognized in earnings were related to instruments held at December 31, 2011 and are reported in the net impairment line item.
(2)	Net gains recognized in other comprehensive income are reported in the net change from available-for-sale securities line item.
(3)	The Company’s transfers in and out of Level 3 are at the beginning of the reporting period on a quarterly basis.
(4)	Non-agency CMOs were transferred in to Level 3 due to a lack of observable market data, resulting from a decrease in market activity for the securities.
(5)	Non-agency CMOs were transferred out of Level 3 because observable market data became available for those securities.

Fair Value of Financial Instruments Not Carried at Fair Value

The following table summarizes the carrying values, fair values and fair value hierarchy level classification of financial instruments that are not carried at fair value on the consolidated balance sheet at December 31, 2013 and 2012 (dollars in thousands):

	December 31, 2013
	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash and equivalents	$1,838,012	$1,838,012	$—	$—	$1,838,012
Cash required to be segregated under federal or other regulations	$1,066,069	$1,066,069	$—	$—	$1,066,069
Held-to-maturity securities:
Agency mortgage-backed securities and CMOs	$8,358,819	$—	$8,292,979	$—	$8,292,979
Agency debentures	163,452	—	167,654	—	167,654
Agency debt securities	1,658,523	—	1,631,134	—	1,631,134

Total held-to-maturity securities	$10,180,794	$—	$10,091,767	$—	$10,091,767

Margin receivables	$6,352,695	$—	$6,352,695	$—	$6,352,695
Loans receivable, net:
One- to four-family	$4,391,068	$—	$—	$3,789,825	$3,789,825
Home equity	3,148,179	—	—	2,822,335	2,822,335
Consumer and other	583,370	—	—	596,099	596,099

Total loans receivable, net(1)	$8,122,617	$—	$—	$7,208,259	$7,208,259

Investment in FHLB stock	$61,400	$—	$—	$61,400	$61,400
Deposits paid for securities borrowed	$536,653	$—	$536,653	$—	$536,653
Liabilities
Deposits	$25,970,849	$—	$25,970,976	$—	$25,970,976
Securities sold under agreements to repurchase	$4,542,842	$—	$4,570,748	$—	$4,570,748
Customer payables	$6,309,743	$—	$6,309,743	$—	$6,309,743
FHLB advances and other borrowings	$1,279,041	$—	$924,020	$225,141	$1,149,161
Corporate debt	$1,768,649	$—	$1,951,381	$—	$1,951,381
Deposits received for securities loaned	$1,050,010	$—	$1,050,010	$—	$1,050,010

(1)	The carrying value of loans receivable, net includes the allowance for loan losses of $453.0 million and loans that are valued at fair value on a nonrecurring basis at December 31, 2013.

	December 31, 2012
	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash and equivalents	$2,761,494	$2,761,494	$—	$—	$2,761,494
Cash required to be segregated under federal or other regulations	$376,898	$376,898	$—	$—	$376,898
Held-to-maturity securities:
Agency mortgage-backed securities and CMOs	$7,887,555	$—	$8,182,064	$—	$8,182,064
Agency debentures	163,434	—	169,769	—	169,769
Agency debt securities	1,488,959	—	1,558,663	—	1,558,663

Total held-to-maturity securities	$9,539,948	$—	$9,910,496	$—	$9,910,496

Margin receivables	$5,804,041	$—	$5,804,041	$—	$5,804,041
Loans receivable, net:
One- to four-family	$5,281,702	$—	$—	$4,561,821	$4,561,821
Home equity	4,002,486	—	—	3,551,357	3,551,357
Consumer and other	814,535	—	—	838,721	838,721

Total loans receivable, net(1)	$10,098,723	$—	$—	$8,951,899	$8,951,899

Investment in FHLB stock	$67,400	$—	$—	$67,400	$67,400
Deposits paid for securities borrowed	$407,331	$—	$407,331	$—	$407,331
Liabilities
Deposits	$28,392,552	$—	$28,394,440	$—	$28,394,440
Securities sold under agreements to repurchase	$4,454,661	$—	$4,493,463	$—	$4,493,463
Customer payables	$4,964,922	$—	$4,964,922	$—	$4,964,922
FHLB advances and other borrowings	$1,260,916	$—	$926,750	$196,765	$1,123,515
Corporate debt	$1,764,982	$—	$1,837,736	$—	$1,837,736
Deposits received for securities loaned	$735,720	$—	$735,720	$—	$735,720

(1)	The carrying value of loans receivable, net includes the allowance for loan losses of $480.7 million and loans that are valued at fair value on a nonrecurring basis at December 31, 2012.

The fair value measurement techniques for financial instruments not carried at fair value on the consolidated balance sheet at December 31, 2013 and 2012 are summarized as follows:

Cash and equivalents, cash required to be segregated under federal or other regulations, margin receivables, deposits paid for securities borrowed, customer payables and deposits received for securities loaned—Fair value is estimated to be carrying value.

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

Fair Value of Commitments and Contingencies

In the normal course of business, the Company makes various commitments to extend credit and incur contingent liabilities that are not reflected in the consolidated balance sheet. Changes in the economy or interest rates may influence the impact that these commitments and contingencies have on the Company in the future. The Company does not estimate the fair value of those commitments. The Company has the right to cancel these commitments in certain circumstances and has closed a significant amount of customer home equity lines of credit in the past six years. At December 31, 2013, the Company had $0.2 billion of unfunded commitments to extend credit. Information related to such commitments and contingent liabilities is detailed in Note 20—Commitments, Contingencies and Other Regulatory Matters.

NOTE 5—AVAILABLE-FOR-SALE AND HELD-TO-MATURITY SECURITIES

The amortized cost and fair value of available-for-sale and held-to-maturity securities at December 31, 2013 and 2012 are shown in the following tables (dollars in thousands):

	Amortized Cost	Gross Unrealized / Unrecognized Gains	Gross Unrealized / Unrecognized Losses	Fair Value
December 31, 2013:
Available-for-sale securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$12,504,596	$65,790	$(334,310)	$12,236,076
Non-agency CMOs	17,570	1,843	(5,315)	14,098

Total residential mortgage-backed securities	12,522,166	67,633	(339,625)	12,250,174

Investment securities:
Agency debentures	520,679	—	(54,517)	466,162
Agency debt securities	831,838	8,490	(9,088)	831,240
Municipal bonds	41,906	145	(1,871)	40,180
Corporate bonds	5,479	—	(996)	4,483

Total investment securities	1,399,902	8,635	(66,472)	1,342,065

Total available-for-sale securities	$13,922,068	$76,268	$(406,097)	$13,592,239

Held-to-maturity securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$8,358,819	$98,536	$(164,376)	$8,292,979
Investment securities:
Agency debentures	163,452	4,202	—	167,654
Agency debt securities	1,658,523	12,864	(40,253)	1,631,134

Total investment securities	1,821,975	17,066	(40,253)	1,798,788

Total held-to-maturity securities	$10,180,794	$115,602	$(204,629)	$10,091,767

December 31, 2012:
Available-for-sale securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$11,881,185	$232,905	$(16,792)	$12,097,298
Non-agency CMOs	260,064	4,362	(29,263)	235,163

Total residential mortgage-backed securities	12,141,249	237,267	(46,055)	12,332,461

Investment securities:
Agency debentures	515,990	12,434	(428)	527,996
Agency debt securities	525,408	21,354	—	546,762
Municipal bonds	30,235	1,111	—	31,346
Corporate bonds	5,478	—	(1,023)	4,455

Total investment securities	1,077,111	34,899	(1,451)	1,110,559

Total available-for-sale securities	$13,218,360	$272,166	$(47,506)	$13,443,020

Held-to-maturity securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$7,887,555	$301,686	$(7,177)	$8,182,064
Investment securities:
Agency debentures	163,434	6,335	—	169,769
Agency debt securities	1,488,959	69,705	(1)	1,558,663

Total investment securities	1,652,393	76,040	(1)	1,728,432

Total held-to-maturity securities	$9,539,948	$377,726	$(7,178)	$9,910,496

Contractual Maturities

The contractual maturities of all available-for-sale and held-to-maturity debt securities at December 31, 2013 are shown below (dollars in thousands):

	Amortized Cost	Fair Value
Available-for-sale securities:
Due within one year	$—	$—
Due within one to five years	67,065	68,530
Due within five to ten years	1,373,138	1,342,829
Due after ten years	12,481,865	12,180,880

Total available-for-sale securities	$13,922,068	$13,592,239

Held-to-maturity securities:
Due within one year	$46	$46
Due within one to five years	738,673	766,387
Due within five to ten years	2,485,153	2,493,714
Due after ten years	6,956,922	6,831,620

Total held-to-maturity securities	$10,180,794	$10,091,767

The Company pledged $2.1 billion and $2.8 billion at December 31, 2013 and 2012, respectively, of available-for-sale securities and $3.4 billion and $2.9 billion at December 31, 2013 and 2012, respectively, of held-to-maturity securities as collateral for repurchase agreements, derivatives and other purposes.

Investments with Unrecognized or Unrealized Losses

The following tables show the fair value and unrealized or unrecognized losses on available-for-sale and held-to-maturity securities, aggregated by investment category, and the length of time that individual securities have been in a continuous unrealized or unrecognized loss position at December 31, 2013 and 2012 (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized / Unrecognized Losses	Fair Value	Unrealized / Unrecognized Losses	Fair Value	Unrealized / Unrecognized Losses
December 31, 2013:
Available-for-sale securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$6,421,360	$(267,503)	$1,265,894	$(66,807)	$7,687,254	$(334,310)
Non-agency CMOs	—	—	11,683	(5,315)	11,683	(5,315)
Investment securities:
Agency debentures	466,162	(54,517)	—	—	466,162	(54,517)
Agency debt securities	384,090	(9,088)	—	—	384,090	(9,088)
Municipal bonds	26,910	(1,871)	—	—	26,910	(1,871)
Corporate bonds	—	—	4,483	(996)	4,483	(996)

Total temporarily impaired available-for-sale securities	$7,298,522	$(332,979)	$1,282,060	$(73,118)	$8,580,582	$(406,097)

Held-to-maturity securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$3,606,945	$(120,637)	$890,755	$(43,739)	$4,497,700	$(164,376)
Investment securities:
Agency debt securities	1,153,083	(40,253)	—	—	1,153,083	(40,253)

Total temporarily impaired held-to-maturity securities	$4,760,028	$(160,890)	$890,755	$(43,739)	$5,650,783	$(204,629)

December 31, 2012:
Available-for-sale securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$2,588,947	$(16,680)	$16,337	$(112)	$2,605,284	$(16,792)
Non-agency CMOs	—	—	198,635	(29,263)	198,635	(29,263)
Investment securities:
Agency debentures	62,786	(428)	—	—	62,786	(428)
Corporate bonds	—	—	4,455	(1,023)	4,455	(1,023)

Total temporarily impaired available-for-sale securities	$2,651,733	$(17,108)	$219,427	$(30,398)	$2,871,160	$(47,506)

Held-to-maturity securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$1,240,008	$(6,937)	$2,427	$(240)	$1,242,435	$(7,177)
Investment securities:
Agency debt securities	84	(1)	—	—	84	(1)

Total temporarily impaired held-to-maturity securities	$1,240,092	$(6,938)	$2,427	$(240)	$1,242,519	$(7,178)

The Company does not believe that any individual unrealized loss in the available-for-sale or unrecognized loss in the held-to-maturity portfolio as of December 31, 2013 represents a credit loss. The credit loss component is the difference between the security’s amortized cost basis and the present value of its expected future cash flows, and is recognized in earnings. The noncredit loss component is the difference between the present value of its expected future cash flows and the fair value and is recognized through other comprehensive income (loss). The Company assessed whether it intends to sell, or whether it is more likely than not that the Company will be required to sell a security before recovery of its amortized cost basis. For debt securities that are considered other-than-temporarily impaired and that the Company does not intend to sell as of the balance sheet date and will not be required to sell prior to recovery of its amortized cost basis, the Company determines the amount of the impairment that is related to credit and the amount due to all other factors.

The majority of the unrealized or unrecognized losses on mortgage-backed securities are attributable to changes in interest rates and a re-pricing of risk in the market. Agency mortgage-backed securities and CMOs, agency debentures and agency debt securities are guaranteed by U.S. government sponsored and federal agencies. Municipal bonds and corporate bonds are evaluated by reviewing the credit-worthiness of the issuer and general market conditions. The Company does not intend to sell the securities in an unrealized or unrecognized loss position as of the balance sheet date and it is not more likely than not that the Company will be required to sell the debt securities before the anticipated recovery of its remaining amortized cost of the securities in an unrealized or unrecognized loss position at December 31, 2013.

The majority of the Company’s available-for-sale and held-to-maturity portfolio consists of residential mortgage-backed securities. For non-agency residential mortgage-backed securities, the Company calculates the credit portion of OTTI by comparing the present value of the expected future cash flows with the amortized cost basis of the security. The expected future cash flows are determined using the remaining contractual cash flows adjusted for future credit losses. The estimate of expected future credit losses includes the following assumptions, which are based on actual experience and recent trends: 1) expected default rates based on current delinquency trends, foreclosure statistics of the underlying mortgages and loan documentation type; 2) expected loss severity based on the underlying loan characteristics, including loan-to-value, origination vintage and geography; and 3) expected loan prepayments and principal reduction based on current experience and existing market conditions that may impact the future rate of prepayments. The expected cash flows of the security are then discounted at the interest rate used to recognize interest income on the security to arrive at the present value amount.

Within the securities portfolio, the highest concentration of credit risk is the non-agency CMO portfolio. As of December 31, 2013, the Company held approximately $17.6 million in amortized cost of non-agency CMO securities that had been other-than-temporarily impaired as a result of deterioration in the expected credit performance of the underlying loans in the securities. The following table presents a summary of the significant inputs considered for securities that were other-than-temporarily impaired as of December 31, 2013:

	December 31, 2013
	Weighted Average	Range
Default rate(1)	4%	3	%–	5%
Loss severity	47%	45	%–	50%
Prepayment rate	11%	8	%–	12%

(1)	Represents the expected default rate for the next twelve months.

The following table presents a roll forward for the years ended December 31, 2013, 2012 and 2011 of the credit loss component on debt securities held by the Company that had a noncredit loss recognized in other comprehensive income (loss) and had a credit loss recognized in earnings (dollars in thousands):

	Year Ended December 31,
	2013	2012	2011
Credit loss balance, beginning of period	$186,722	$202,945	$188,038
Additions:
Initial credit impairment	—	987	61
Subsequent credit impairment	2,331	15,938	14,846
Securities sold	(23,393)	(33,148)	—

Credit loss balance, end of period(1)	$165,660	$186,722	$202,945

(1)

The credit loss balance at December 31, 2013, 2012 and 2011 included $120.8 million, $113.7 million and $75.6 million, respectively, of credit losses associated with debt securities that have been factored to zero, but the Company still holds legal title to these securities until maturity or until they are sold.

The following table shows the components of net impairment for the years ended December 31, 2013, 2012 and 2011 (dollars in thousands):

	Year Ended December 31,
	2013	2012	2011
Other-than-temporary impairment (“OTTI”)	$(632)	$(19,799)	$(9,190)
Less: noncredit portion of OTTI recognized into (out of) other comprehensive income (loss) (before tax)	(1,699)	2,874	(5,717)

Net impairment	$(2,331)	$(16,925)	$(14,907)

Gains on Loans and Securities, Net

The detailed components of the gains on loans and securities, net line item on the consolidated statement of income (loss) for the years ended December 31, 2013, 2012 and 2011 are as follows (dollars in thousands):

	Year Ended December 31,
	2013	2012	2011
Gains (losses) on loans, net	$(876)	$588	$146
Gains on securities, net:
Gains on available-for-sale securities	68,779	212,323	124,360
Losses on available-for-sale securities	(8,401)	(5,059)	—
Losses on trading securities, net	(1)	(306)	(1,883)
Hedge ineffectiveness	1,090	(7,180)	(2,390)

Gains on securities, net	61,467	199,778	120,087

Gains on loans and securities, net	$60,591	$200,366	$120,233

The decrease in gains on loans and securities, net for the year ended December 31, 2013, was driven by additional gains recognized during the year ended December 31, 2012 from the sale of available-for-sale securities as a result of the Company’s deleveraging initiatives, primarily related to a reduction in securities sold under agreements to repurchase and FHLB advances.

During the first quarter of 2013, the Company sold $230.5 million in amortized cost of its available-for-sale non-agency CMOs for proceeds of approximately $227 million, which resulted in a pre-tax net loss of $3.8 million.

NOTE 6—LOANS RECEIVABLE, NET

Loans receivable, net at December 31, 2013 and 2012 are summarized as follows (dollars in thousands):

	December 31,
	2013	2012
One- to four-family	$4,474,792	$5,442,174
Home equity	3,453,960	4,223,461
Consumer and other	602,111	844,942

Total loans receivable	8,530,863	10,510,577
Unamortized premiums, net	44,713	68,897
Allowance for loan losses	(452,959)	(480,751)

Total loans receivable, net	$8,122,617	$10,098,723

At December 31, 2013, we pledged $6.8 billion and $0.6 billion of loans as collateral to the FHLB and Federal Reserve Bank, respectively. At December 31, 2012, we pledged $8.2 billion and $0.8 billion of loans as collateral to the FHLB and Federal Reserve Bank, respectively. Additionally, the Company’s entire loans receivable portfolio was serviced by other companies at December 31, 2013 and 2012.

The following table represents the breakdown of the total recorded investment in loans receivable and allowance for loan losses by loans that have been collectively evaluated for impairment and those that have been individually evaluated for impairment December 31, 2013 and 2012 (dollars in thousands):

	Recorded Investment		Allowance for Loan Losses
	December 31,		December 31,
	2013	2012	2013	2012
Loans collectively evaluated for impairment	$7,162,085	$9,073,326	$328,585	$309,377
Loans individually evaluated for impairment (TDRs)	1,413,491	1,506,148	124,374	171,374

Total recorded investment in loans receivable	$8,575,576	$10,579,474	$452,959	$480,751

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

The home equity loan portfolio is primarily second lien loans on residential real estate properties, which have a higher level of credit risk than first lien mortgage loans. Approximately 15% of the home equity portfolio was in the first lien position at December 31, 2013. The Company holds both the first and second lien positions in less than 1% of the home equity loan portfolio. The home equity loan portfolio consists of approximately 20% of home equity installment loans and approximately 80% of home equity lines of credit.

Home equity installment loans are primarily fixed rate and fixed term, fully amortizing loans that do not offer the option of an interest-only payment. The majority of home equity lines of credit convert to amortizing loans at the end of the draw period, which typically ranges from five to ten years. Approximately 9% of this portfolio will require the borrowers to repay the loan in full at the end of the draw period. At December 31, 2013, the majority of the home equity line of credit portfolio had not converted from the interest-only draw period and approximately 80% of this portfolio will not begin amortizing until after 2014. The following table outlines when home equity lines of credit convert to amortizing for the home equity line of credit portfolio at December 31, 2013:

Period of Conversion to Amortizing Loan	% of Home Equity Line of Credit Portfolio
Already amortizing	11%
Year ending December 31, 2014	7%
Year ending December 31, 2015	27%
Year ending December 31, 2016	41%
Year ending December 31, 2017	14%

The following tables show the distribution of the Company’s mortgage loan portfolios by credit quality indicator at December 31, 2013 and 2012 (dollars in thousands):

	One- to Four-Family		Home Equity
	December 31,		December 31,
Current LTV/CLTV(1)	2013	2012	2013	2012
<=80%	$1,911,602	$1,324,167	$1,141,942	$927,559
80%-100%	1,364,858	1,404,415	866,522	776,199
100%-120%	711,560	1,231,448	735,575	932,033
>120%	486,772	1,482,144	709,921	1,587,670

Total mortgage loans receivable	$4,474,792	$5,442,174	$3,453,960	$4,223,461

Average estimated current LTV/CLTV(2)	89.9%	108.1%	97.9%	113.8%
Average LTV/CLTV at loan origination(3)	71.5%	71.2%	79.7%	79.4%

(1)

Current CLTV calculations for home equity loans are based on the maximum available line for home equity lines of credit and outstanding principal balance for home equity installment loans. Current property values are updated on a quarterly basis using the most recent property value data available to the Company. For properties in which the Company did not have an updated valuation, home price indices were utilized to estimate the current property value.

(2)

The average estimated current LTV/CLTV ratio reflects the outstanding balance at the balance sheet date and the maximum available line for home equity lines of credit, divided by the estimated current value of the underlying property.

(3)	Average LTV/CLTV at loan origination calculations are based on LTV/CLTV at time of purchase for one- to four-family purchased loans and undrawn balances for home equity loans.

	One- to Four-Family		Home Equity
	December 31,		December 31,
Documentation Type	2013	2012	2013	2012
Full documentation	$1,846,804	$2,317,933	$1,769,226	$2,166,554
Low/no documentation	2,627,988	3,124,241	1,684,734	2,056,907

Total mortgage loans receivable	$4,474,792	$5,442,174	$3,453,960	$4,223,461

	One- to Four-Family		Home Equity
	December 31,		December 31,
Current FICO (1)	2013	2012	2013	2012
>=720	$2,251,499	$2,819,541	$1,810,783	$2,238,296
719 - 700	436,316	498,057	343,321	417,926
699 - 680	366,091	425,474	293,220	345,771
679 - 660	295,540	347,219	245,316	279,765
659 - 620	404,230	494,021	309,689	370,282
<620	721,116	857,862	451,631	571,421

Total mortgage loans receivable	$4,474,792	$5,442,174	$3,453,960	$4,223,461

(1)

FICO scores are updated on a quarterly basis; however, at December 31, 2013 and 2012, there were some loans for which the updated FICO scores were not available. The current FICO distribution at December 31, 2013 included original FICO scores for approximately $95 million and $10 million of one- to four-family and home equity loans, respectively. The current FICO distribution at December 31, 2012 included original FICO scores for approximately $121 million and $20 million of one- to four-family and home equity loans, respectively.

	One- to Four-Family		Home Equity
	December 31,		December 31,
Vintage Year	2013	2012	2013	2012
2003 and prior	$146,363	$190,407	$150,604	$218,182
2004	422,801	514,283	274,077	359,737
2005	868,374	1,095,047	932,856	1,131,341
2006	1,774,847	2,123,395	1,630,562	1,962,946
2007	1,260,128	1,515,020	457,792	542,203
2008	2,279	4,022	8,069	9,052

Total mortgage loans receivable	$4,474,792	$5,442,174	$3,453,960	$4,223,461

Average age of mortgage loans receivable (years)	7.7	6.7	7.9	6.9

	One- to Four-Family		Home Equity
	December 31,		December 31,
Geographic Location	2013	2012	2013	2012
California	$2,111,257	$2,568,709	$1,082,865	$1,333,317
New York	300,536	386,380	259,331	313,148
Florida	300,435	368,319	246,980	298,860
Virginia	205,483	235,019	157,721	192,143
Other states	1,557,081	1,883,747	1,707,063	2,085,993

Total mortgage loans receivable	$4,474,792	$5,442,174	$3,453,960	$4,223,461

Delinquent Loans

The following table shows total loans receivable by delinquency category at December 31, 2013 and 2012 (dollars in thousands):

	Current	30-89 Days Delinquent	90-179 Days Delinquent	180+ Days Delinquent	Total
December 31, 2013
One- to four-family	$3,988,046	$190,109	$69,522	$227,115	$4,474,792
Home equity	3,309,147	69,188	35,721	39,904	3,453,960
Consumer and other	586,990	12,280	2,841	—	602,111

Total loans receivable	$7,884,183	$271,577	$108,084	$267,019	$8,530,863

December 31, 2012
One- to four-family	$4,834,915	$233,796	$94,652	$278,811	$5,442,174
Home equity	4,028,936	89,347	64,239	40,939	4,223,461
Consumer and other	819,468	19,101	6,178	195	844,942

Total loans receivable	$9,683,319	$342,244	$165,069	$319,945	$10,510,577

Nonperforming Loans

The Company classifies loans as nonperforming when they are no longer accruing interest. Nonaccrual loans include loans that are 90 days and greater past due, TDRs that are on nonaccrual status for all classes of loans and certain junior liens that have a delinquent senior lien. The following table shows the comparative data for nonaccrual loans (dollars in thousands):

	December 31,
	2013	2012
One- to four-family	$525,464	$639,134
Home equity	164,423	247,479
Consumer and other loans	2,841	6,373

Total	$692,728	$892,986

Allowance for Loan Losses

The following table provides a roll forward by loan portfolio of the allowance for loan losses for the years ended December 31, 2013, 2012 and 2011 (dollars in thousands):

	Year Ended December 31, 2013
	One- to Four-Family	Home Equity	Consumer and Other	Total
Allowance for loan losses, beginning of period	$183,937	$257,333	$39,481	$480,751
Provision for loan losses	(54,870)	191,705	6,636	143,471
Charge-offs	(41,334)	(157,289)	(32,785)	(231,408)
Recoveries	14,500	34,310	11,335	60,145

Charge-offs, net	(26,834)	(122,979)	(21,450)	(171,263)

Allowance for loan losses, end of period	$102,233	$326,059	$24,667	$452,959

	Year Ended December 31, 2012
	One- to Four-Family	Home Equity	Consumer and Other	Total
Allowance for loan losses, beginning of period	$314,187	$463,288	$45,341	$822,816
Provision for loan losses	50,402	271,030	33,205	354,637
Charge-offs	(189,918)	(517,223)	(51,060)	(758,201)
Recoveries	9,266	40,238	11,995	61,499

Charge-offs, net	(180,652)	(476,985)	(39,065)	(696,702)

Allowance for loan losses, end of period	$183,937	$257,333	$39,481	$480,751

	Year Ended December 31, 2011
	One- to Four-Family	Home Equity	Consumer and Other	Total
Allowance for loan losses, beginning of period	$389,594	$576,089	$65,486	$1,031,169
Provision for loan losses	132,655	286,396	21,563	440,614
Charge-offs	(228,857)	(457,302)	(59,290)	(745,449)
Recoveries	20,795	58,105	17,582	96,482

Charge-offs, net	(208,062)	(399,197)	(41,708)	(648,967)

Allowance for loan losses, end of period	$314,187	$463,288	$45,341	$822,816

During the year ended December 31, 2013, the Company evaluated and refined its default assumptions related to a subset of the home equity line of credit portfolio that will require borrowers to repay the loan in full at the end of the draw period, commonly referred to as “balloon loans”. These loans were approximately $235 million of the home equity line of credit portfolio at December 31, 2013. The Company evaluated the significant burden a balloon payment may place on a borrower with a low FICO score and high CLTV ratio, and the estimates around the time period that it might take for these borrowers’ equity positions in their collateral to appreciate in order to allow for possible refinance of the balloon loan at maturity. As a result of this evaluation of the higher risk balloon loans, the Company increased its default assumptions and extended the period of management’s forecasted loan losses captured within the general allowance to include the total probable loss on these loans. The overall impact of these refinements drove the substantial majority of provision for loan losses during the year ended December 31, 2013.

The general allowance for loan losses also included a qualitative component to account for a variety of factors that are not directly considered in the quantitative loss model but are factors the Company believes may impact the level of credit losses. The qualitative component was $62 million and $44 million at December 31, 2013 and December 31, 2012, respectively.

During the years ended December 31, 2013, 2012 and 2011, the Company agreed to settlements with four particular originators specific to loans sold to the Company by those originators. One-time payments were agreed upon to satisfy in full all pending and future repurchase requests with these specific originators. The Company applied the full amount of the payments of $12.5 million, $11.2 million and $46.0 million for the years ended December 31, 2013, 2012 and 2011, respectively, as recoveries to the allowance for loan losses, resulting in a corresponding reduction to net charge-offs as well as provision for loan losses.

During the first quarter of 2012, the Company completed an evaluation of certain programs and practices that were designed in accordance with guidance from the Company’s former regulator, the OTS. The evaluation was initiated in connection with the Company’s transition from the OTS to the OCC, its current primary banking regulator. As a result of the evaluation, loan modification policies and procedures were aligned with the guidance from the OCC. The review resulted in a significant increase in charge-offs during the first quarter of 2012. The majority of the losses associated with charge-offs were previously reflected in the specific valuation allowance and qualitative component of the general allowance for loan losses.

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

The unpaid principal balance in one- to four-family TDRs was $1.2 billion at both December 31, 2013 and 2012. For home equity loans, the recorded investment in TDRs represents the unpaid principal balance. At December 31, 2013, the Company had $189.0 million recorded investment of TDRs that had been charged-off due to bankruptcy notification, $105.5 million of which were classified as performing. At December 31, 2012, the Company had $216.6 million recorded investment of TDRs that had been charged-off due to bankruptcy notification, $119.2 million of which were classified as performing.

The following table shows a summary of the Company’s recorded investment in TDRs that were on accrual and nonaccrual status, in addition to the recorded investment of TDRs at December 31, 2013 and 2012 (dollars in thousands):

		Nonaccrual TDRs
	Accrual TDRs(1)	Current(2)	30-89 Days Delinquent	90+ Days Delinquent	Recorded Investment in TDRs
December 31, 2013
One- to four-family	$774,328	$127,109	$101,719	$169,391	$1,172,547
Home equity	175,655	21,946	17,297	26,046	240,944

Total	$949,983	$149,055	$119,016	$195,437	$1,413,491

December 31, 2012
One- to four-family	$785,199	$142,373	$118,834	$182,719	$1,229,125
Home equity	196,199	35,750	17,634	27,440	277,023

Total	$981,398	$178,123	$136,468	$210,159	$1,506,148

(1)	Represents TDRs that are current and have made six or more consecutive payments.
(2)	Represents TDRs that are current but have not yet made six consecutive payments and certain junior lien TDRs that have a delinquent senior lien.

The following table shows the average recorded investment and interest income recognized both on a cash and accrual basis for the Company’s TDRs during the years ended December 31, 2013 and 2012 (dollars in thousands):

	Average Recorded Investment			Interest Income Recognized
	December 31,			December 31,
	2013	2012	2011	2013	2012	2011
One- to four-family	$1,205,022	$1,054,304	$770,943	$33,369	$31,109	$27,034
Home equity	261,533	296,760	455,422	19,880	11,559	9,981

Total	$1,466,555	$1,351,064	$1,226,365	$53,249	$42,668	$37,015

Included in the allowance for loan losses was a specific valuation allowance of $124.4 million and $171.4 million that was established for TDRs at December 31, 2013 and 2012, respectively. The specific allowance for these individually impaired loans represents the forecasted losses over the estimated remaining life of the loan, including the economic concession to the borrower. The following table shows detailed information related to the Company’s loans that were modified in a TDR at December 31, 2013 and 2012 (dollars in thousands):

	December 31, 2013			December 31, 2012
	Recorded Investment in TDRs	Specific Valuation Allowance	Net Investment in TDRs	Recorded Investment in TDRs	Specific Valuation Allowance	Net Investment in TDRs
With a recorded allowance:
One- to four-family	$403,217	$60,246	$342,971	$503,557	$89,684	$413,873
Home equity	$140,410	$64,128	$76,282	$185,133	$81,690	$103,443
Without a recorded allowance:(1)
One- to four-family	$769,330	$—	$769,330	$725,568	$—	$725,568
Home equity	$100,534	$—	$100,534	$91,890	$—	$91,890
Total:
One- to four-family	$1,172,547	$60,246	$1,112,301	$1,229,125	$89,684	$1,139,441
Home equity	$240,944	$64,128	$176,816	$277,023	$81,690	$195,333

(1)	Represents loans where the discounted cash flow analysis or collateral value is equal to or exceeds the recorded investment in the loan.

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

The vast majority of the Company’s TDR loan modifications include an interest rate reduction in combination with another type of concession. The Company prioritizes the interest rate reduction modifications in combination with the following modification categories: principal forgiven, principal deferred and re-age/extension/capitalization of accrued interest. Each class is mutually exclusive in that if a modification had an interest rate reduction with principal forgiven and an extension, the modification would only be presented in the principal forgiven column in the table below. The following tables provide the number of loans, post-modification balances immediately after being modified by major class, and the financial impact of modifications during the years ended December 31, 2013, 2012 and 2011 (dollars in thousands):

	Year Ended December 31, 2013
		Interest Rate Reduction
	Number of Loans	Principal Forgiven	Principal Deferred	Re-age/ Extension/ Interest Capitalization	Other with Interest Rate Reduction	Other	Total
One- to four-family	324	$18,716	$5,665	$71,132	$10,638	$17,729	$123,880
Home equity	253	83	—	6,911	7,378	6,932	21,304

Total	577	$18,799	$5,665	$78,043	$18,016	$24,661	$145,184

	Year Ended December 31, 2012
		Interest Rate Reduction
	Number of Loans	Principal Forgiven	Principal Deferred	Re-age/ Extension/ Interest Capitalization	Other with Interest Rate Reduction	Other	Total
One- to four-family	614	$52,612	$36,836	$131,588	$11,856	$19,455	$252,347
Home equity	638	276	118	4,933	38,838	9,440	53,605

Total	1,252	$52,888	$36,954	$136,521	$50,694	$28,895	$305,952

	Year Ended December 31, 2011
		Interest Rate Reduction
	Number of Loans	Principal Forgiven	Principal Deferred	Re-age/ Extension/ Interest Capitalization	Other with Interest Rate Reduction	Other	Total
One- to four-family	1,177	$29,343	$78,582	$337,604	$25,354	$25,253	$496,136
Home equity	1,452	317	—	24,531	98,873	2,245	125,966

Total	2,629	$29,660	$78,582	$362,135	$124,227	$27,498	$622,102

	Year Ended December 31, 2013
	Financial Impact
	Principal Forgiven	Pre-Modification Weighted Average Interest Rate	Post-Modification Weighted Average Interest Rate
One- to four-family	$6,974	5.2%	2.3%
Home equity	32	4.7%	1.9%

Total	$7,006

	Year Ended December 31, 2012
	Financial Impact
	Principal Forgiven	Pre-Modification Weighted Average Interest Rate	Post-Modification Weighted Average Interest Rate
One- to four-family	$16,624	5.9%	2.3%
Home equity	97	4.4%	1.5%

Total	$16,721

	Year Ended December 31, 2011
	Financial Impact
	Principal Forgiven	Pre-Modification Weighted Average Interest Rate	Post-Modification Weighted Average Interest Rate
One- to four-family	$9,308	6.1%	2.6%
Home equity	646	4.7%	1.8%

Total	$9,954

The Company considers modifications that become 30 days past due to have experienced a payment default. The following table shows the recorded investment in modifications at December 31, 2013, 2012 and 2011 that experienced a payment default within 12 months after the modification for the years ended December 31, 2013, 2012 and 2011 (dollars in thousands):

	Year Ended December 31,
	2013		2012		2011
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
One- to four-family(1)	142	$53,080	260	$100,182	310	$126,172
Home equity(2)	69	2,824	367	17,809	866	65,331

Total	211	$55,904	627	$117,991	1,176	$191,503

(1)

For the years ended December 31, 2013, 2012 and 2011, $18.1 million, $28.1 million and $34.1 million, respectively, of the recorded investment in one- to four-family loans that had a payment default in the trailing 12 months were classified as current.

(2)

For the years ended December 31, 2013, 2012 and 2011, $0.6 million, $5.8 million and $17.2 million, respectively, of the recorded investment in home equity loans that had a payment default in the trailing 12 months were classified as current.

The delinquency status is the primary measure the Company uses to evaluate the performance of TDR loan modifications. The following table shows the TDR loan modifications by delinquency category at December 31, 2013 and 2012 (dollars in thousands):

	Modifications Current	Modifications 30-89 Days Delinquent	Modifications 90-179 Days Delinquent	Modifications 180+ Days Delinquent	Recorded Investment in Modifications
December 31, 2013
One- to four-family	$817,003	$91,906	$38,987	$88,347	$1,036,243
Home equity	161,773	13,428	4,389	8,645	188,235

Total	$978,776	$105,334	$43,376	$96,992	$1,224,478

December 31, 2012
One- to four-family	$838,020	$105,142	$43,905	$79,102	$1,066,169
Home equity	195,021	15,107	6,173	7,118	223,419

Total	$1,033,041	$120,249	$50,078	$86,220	$1,289,588

NOTE 7—ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company enters into derivative transactions primarily to protect against interest rate risk on the value of certain assets, liabilities and future cash flows. Cash flow hedges, which include a combination of interest rate swaps and purchased options, including caps and floors, are used primarily to reduce the variability of future cash flows associated with existing variable-rate assets and liabilities and forecasted issuances of liabilities. Fair value hedges, which include interest rate swaps, are used to offset exposure to changes in value of certain fixed-rate assets and liabilities. Each derivative is recorded on the consolidated balance sheet at fair value as a freestanding asset or liability. The following table summarizes the fair value amounts of derivatives designated as hedging instruments reported in the consolidated balance sheet at December 31, 2013 and 2012 (dollars in thousands):

	Notional	Fair Value
		Asset(1)	Liability(2)	Net(3)
December 31, 2013
Interest rate contracts:
Cash flow hedges:
Pay-fixed rate swaps	$2,480,000	$19,467	$(168,194)	$(148,727)
Purchased options	825,000	8,063	—	8,063

Total cash flow hedges	3,305,000	27,530	(168,194)	(140,664)

Fair value hedges:
Pay-fixed rate swaps	1,614,100	79,652	(1,176)	78,476

Total derivatives designated as hedging instruments(4)	$4,919,100	$107,182	$(169,370)	$(62,188)

December 31, 2012
Interest rate contracts:
Cash flow hedges:
Pay-fixed rate swaps	$2,205,000	$—	$(310,079)	$(310,079)
Purchased options	2,325,000	13,391	—	13,391

Total cash flow hedges	4,530,000	13,391	(310,079)	(296,688)

Fair value hedges:
Pay-fixed rate swaps	514,180	1,343	(18,385)	(17,042)

Total derivatives designated as hedging instruments(4)	$5,044,180	$14,734	$(328,464)	$(313,730)

(1)	Reflected in the other assets line item on the consolidated balance sheet.
(2)	Reflected in the other liabilities line item on the consolidated balance sheet.
(3)	Represents derivative assets net of derivative liabilities for disclosure purposes only.
(4)	All derivatives were designated as hedging instruments at December 31, 2013 and 2012.

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

The future issuances of liabilities, including repurchase agreements, are largely dependent on the market demand and liquidity in the wholesale borrowings market. At December 31, 2013, the Company believes the forecasted issuance of all debt in cash flow hedge relationships is probable. However, unexpected changes in market conditions in future periods could impact the ability to issue this debt. The Company believes the forecasted issuance of debt in the form of repurchase agreements is most susceptible to an unexpected change in market conditions.

The following table summarizes the effect of interest rate contracts designated and qualifying as hedging instruments in cash flow hedges on accumulated other comprehensive loss and on the consolidated statement of income (loss) for the years ended December 31, 2013, 2012 and 2011 (dollars in thousands):

	For the Year Ended December 31,
	2013	2012	2011
Gains (losses) on derivatives recognized in OCI (effective portion), net of tax	$67,337	$(72,119)	$(216,302)
Losses reclassified from AOCI into earnings (effective portion), net of tax	$(86,894)	$(77,731)	$(66,847)
Cash flow hedge ineffectiveness gains (losses)(1)	$879	$(480)	$(491)

(1)	The cash flow hedge ineffectiveness is reflected in the gains on loans and securities, net line item on the consolidated statement of income (loss).

During the upcoming twelve months, the Company expects to include a pre-tax amount of approximately $137.7 million of net unrealized losses that are currently reflected in accumulated other comprehensive loss in net operating interest income as a yield adjustment in the same periods in which the related hedged items affect earnings. The maximum length of time over which transactions are hedged is 9 years.

The following table shows the balance in accumulated other comprehensive loss attributable to active and discontinued cash flow hedges at December 31, 2013 and 2012 (dollars in thousands):

	December 31,
	2013	2012
Accumulated other comprehensive loss balance (net of tax) related to:
Discontinued cash flow hedges	$(201,356)	$(247,983)
Active cash flow hedges	(96,754)	(204,358)

Total cash flow hedges	$(298,110)	$(452,341)

The following table shows the balance in accumulated other comprehensive loss attributable to cash flow hedges by type of hedged item at December 31, 2013 and 2012 (dollars in thousands):

	December 31,
	2013	2012
Repurchase agreements	$(379,468)	$(579,763)
FHLB advances	(99,102)	(146,253)
Home equity lines of credit	—	7,854
Other	—	116

Total balance of cash flow hedges, before tax	(478,570)	(718,046)
Tax benefit	180,460	265,705

Total balance of cash flow hedges, net of tax	$(298,110)	$(452,341)

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

The following table summarizes the effect of interest rate contracts designated and qualifying as hedging instruments in fair value hedges and related hedged items on the consolidated statement of income (loss) for the years ended December 31, 2013, 2012 and 2011 (dollars in thousands):

	Year Ended December 31,
	2013			2012
	Hedging Instrument	Hedged Item	Hedge Ineffectiveness(1)	Hedging Instrument	Hedged Item	Hedge Ineffectiveness(1)
Agency debentures	$73,113	$(72,431)	$682	$(17,831)	$16,367	$(1,464)
Agency mortgage-backed securities	34,030	(34,501)	(471)	(7,303)	6,745	(558)
FHLB advances	—	—	—	14,146	(18,824)	(4,678)

Total gains (losses) included in earnings	$107,143	$(106,932)	$211	$(10,988)	$4,288	$(6,700)

	Year Ended December 31,
	2011
	Hedging Instrument	Hedged Item	Hedge Ineffectiveness(1)
Agency debentures	$(144,968)	$142,242	$(2,726)
Agency mortgage-backed securities	(51,557)	48,835	(2,722)
FHLB advances	52,658	(49,109)	3,549

Total gains (losses) included in earnings	$(143,867)	$141,968	$(1,899)

(1)	Reflected in the gains on loans and securities, net line item on the consolidated statement of income (loss).

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

The Company considered the impact of credit risk on the fair value measurement for derivative instruments, particularly those in net liability positions to counterparties, to be mitigated by the enforcement of credit support agreements, and the collateral requirements therein. The Company pledged approximately $187.8 million of its mortgage-backed securities as collateral related to its derivative contracts in net liability positions to counterparties at December 31, 2013.

The Company’s credit risk analysis for derivative instruments also considered the credit loss exposure on derivative instruments in net asset positions. During the year ended December 31, 2013, the consideration of counterparty credit risk did not result in an adjustment to the valuation of the Company’s derivative instruments.

Impact on Liquidity

In the normal course of business, collateral requirements contained in the Company’s derivative instruments are enforced by the Company and its counterparties. Upon enforcement of the collateral requirements, the amount of collateral requested is typically based on the net fair value of all derivative instruments with the counterparty; that is derivative assets net of derivative liabilities at the counterparty level. If the Company were to be in violation of certain provisions of the derivative instruments, the counterparties to the derivative instruments could request payment or collateralization on derivative instruments. The Company expects such requests would be based on the fair value of derivative assets net of derivative liabilities at the counterparty level. The fair value of derivative instruments in net liability positions at the counterparty level was $120.6 million at December 31, 2013. The fair value of the Company’s mortgage-backed and investment securities pledged as collateral related to derivative contracts in net liability positions to counterparties, $187.8 million at December 31, 2013, exceeded derivative instruments in net liability positions at the counterparty level by $67.2 million.

NOTE 8—PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following assets at December 31, 2013 and 2012 (dollars in thousands):

	December 31, 2013			December 31, 2012
	Gross Amount	Accumulated Depreciation and Amortization	Net Amount	Gross Amount	Accumulated Depreciation and Amortization	Net Amount
Software	$488,903	$(373,383)	$115,520	$511,484	$(353,696)	$157,788
Leasehold improvements	111,928	(76,800)	35,128	105,462	(70,791)	34,671
Equipment	104,942	(72,553)	32,389	103,681	(65,353)	38,328
Buildings	71,927	(23,976)	47,951	71,927	(21,921)	50,006
Furniture and fixtures	23,355	(20,609)	2,746	23,211	(19,261)	3,950
Land	3,427	—	3,427	3,427	—	3,427

Total	$804,482	$(567,321)	$237,161	$819,192	$(531,022)	$288,170

Depreciation and amortization expense related to property and equipment was $89.1 million, $90.6 million and $89.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Software includes capitalized internally developed software costs of $23.8 million, $55.2 million and $54.8 million for the years ended December 31, 2013, 2012 and 2011, respectively. Amortization of completed and in-service software was $56.5 million, $57.5 million and $54.2 million for the years ended December 31, 2013, 2012 and 2011, respectively. Software at December 31, 2013 and 2012 also included $14.9 million and $21.9 million, respectively, of internally developed software in the process of development for which amortization has not begun.

NOTE 9—GOODWILL AND OTHER INTANGIBLES, NET

Goodwill

The following table outlines the activity in the carrying value of the Company’s goodwill, which is all assigned to the Company’s trading and investing segment (dollars in thousands):

Trading & Investing
Balance at December 31, 2011	$1,934,232
Activity	—

Balance at December 31, 2012	1,934,232
Impairment of goodwill	(142,423)

Balance at December 31, 2013	$1,791,809

Goodwill is evaluated for impairment on an annual basis and when events or changes indicate the carrying value of an asset exceeds its fair value and the loss may not be recoverable. At December 31, 2013 and 2012, the Company’s trading and investing segment had two reporting units; market making and retail brokerage.

At the end of June 2013, the Company decided to exit its market making business. Based on this decision in the second quarter of 2013, the Company conducted an interim goodwill impairment test for the market making reporting unit, using the expected sale structure of the market making business. This structure assumed a shorter period of cash flows related to an order flow arrangement, compared to prior estimates of fair value. Based on the results of the first step of the goodwill impairment test, the Company determined that the carrying value of the market making reporting unit, including goodwill, exceeded the fair value for that reporting unit as of June 30, 2013. The Company proceeded to the second step of the goodwill impairment test to measure the amount of goodwill impairment. As a result of the evaluation, it was determined that the entire carrying amount of goodwill allocated to the market making reporting unit was impaired, and the Company recognized a $142.4 million impairment of goodwill during the second quarter of 2013.

For the year ended December 31, 2013, the Company performed its annual goodwill assessment for the retail brokerage reporting unit, electing to qualitatively assess whether it was more likely than not that the fair value was less than the carrying value. As a result of this assessment, the Company determined that the first step of the goodwill impairment test was not necessary, and concluded that goodwill was not impaired at December 31, 2013.

At December 31, 2013, goodwill is net of accumulated impairment losses of $142.4 million related to the trading and investing segment and $101.2 million in the balance sheet management segment. At December 31, 2012, goodwill is net of accumulated impairment losses of $101.2 million in the balance sheet management segment.

Other Intangibles, Net

In the second quarter of 2013, pursuant to the Company’s decision to exit the market making business, $21.2 million of other intangible assets related to the market making reporting unit was reclassified as held-for-sale. These held-for-sale intangible assets have been included in the other assets line item in the consolidated balance sheet at December 31, 2013. For additional information on the market making business, see Note 2–Business Held-for-Sale. The following table outlines the Company’s other intangible assets with finite lives consisted of customer lists, which are amortized on an accelerated basis (dollars in thousands):

	Customer Lists
	Weighted Average Original Useful Life (Years)	Weighted Average Remaining Useful Life (Years)	Gross Amount	Accumulated Amortization	Net Amount
December 31, 2013	20	12	$434,804	$(218,874)	$215,930
December 31, 2012	21	13	$496,624	$(236,002)	$260,622

Assuming no future impairments of customer lists or additional acquisitions or dispositions, the following table presents our future annual amortization expense (dollars in thousands):

Years ending December 31,
2014	$21,803
2015	20,357
2016	19,735
2017	19,147
2018	18,590
Thereafter	116,298

Total future amortization expense	$215,930

NOTE 10—OTHER ASSETS

Other assets consisted of the following at December 31, 2013 and 2012 (dollars in thousands):

	December 31,
	2013	2012
Deferred tax assets, net	$1,239,003	$1,416,203
Deposits paid for securities borrowed	536,653	407,331
Bank owned life insurance policy(1)	297,124	292,699
Held-for-sale assets(2)	177,207	—
Accrued interest receivable	124,785	139,620
Derivative assets	107,182	14,890
Bank operational related receivables	61,067	78,438
Real estate owned and repossessed assets	53,205	71,155
Brokerage operational related receivables	47,873	76,468
Other investments	46,418	42,244
Third party loan servicing receivable	36,693	38,864
Other prepaids	33,522	32,109
Other	60,398	100,900

Total other assets	$2,821,130	$2,710,921

(1)	Represents the cash surrender value.
(2)	Represents assets related to the market making business, which were classified as held-for-sale at December 31, 2013.

NOTE 11—DEPOSITS

Deposits are summarized as follows (dollars in thousands):

	Amount		Weighted-Average Rate
	December 31,		December 31,
	2013	2012	2013	2012
Sweep deposits(1)	$19,592,135	$21,253,611	0.04%	0.05%
Complete savings deposits	4,302,903	4,981,615	0.01%	0.01%
Checking deposits	1,098,020	1,055,422	0.03%	0.03%
Other money market and savings deposits	914,043	995,188	0.01%	0.01%
Time deposits(2)	63,748	106,716	0.64%	1.75%

Total deposits(3)	$25,970,849	$28,392,552	0.03%	0.05%

(1)	A sweep product transfers brokerage customer balances to banking subsidiaries, which hold these funds as customer deposits in FDIC insured demand deposit and money market deposit accounts.
(2)	Time deposits represent certificates of deposit and brokered certificates of deposit.
(3)	As of December 31, 2013 and 2012, the Company had $128.8 million and $113.1 million in non-interest bearing deposits, respectively.

At December 31, 2013, scheduled maturities of time deposits were as follows (dollars in thousands):

Years ending December 31,
2014	$42,223
2015	9,919
2016	5,634
2017	2,793
2018	3,071
Thereafter	111

Subtotal	63,751
Unamortized discount, net	(3)

Total time deposits	$63,748

Scheduled maturities of certificates of deposit with denominations greater than or equal to $100,000, and greater than or equal to $250,000, which is the FDIC deposit insurance coverage limit, were as follows (dollars in thousands):

	>= $100,000		>= $250,000
	December 31,		December 31,
	2013	2012	2013	2012
Three months or less	$783	$1,421	$—	$—
Three through six months	1,384	2,666	254	523
Six through twelve months	2,241	5,412	—	968
Over twelve months	3,294	4,019	822	266

Total certificates of deposit	$7,702	$13,518	$1,076	$1,757

NOTE 12—SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND FHLB ADVANCES AND OTHER BORROWINGS

Securities sold under agreements to repurchase, FHLB advances and other borrowings at December 31, 2013 and 2012 are shown in the following table (dollars in thousands):

		FHLB Advances and Other Borrowings
	Repurchase Agreements(1)	FHLB Advances	Other	Total	Weighted Average Interest Rate
Years Ending December 31,
2014	$3,592,842	$170,000	$346	$3,763,188	0.34%
2015	200,000	100,000	—	300,000	1.19%
2016	450,000	250,000	—	700,000	1.22%
2017	300,000	400,000	—	700,000	0.69%
Thereafter	—	—	427,836	427,836	2.93%

Subtotal	4,542,842	920,000	428,182	5,891,024	0.72%
Fair value hedge adjustments	—	28,942	—	28,942
Deferred costs	—	(98,083)	—	(98,083)

Total other borrowings at December 31, 2013	$4,542,842	$850,859	$428,182	$5,821,883	0.72%

Total other borrowings at December 31, 2012	$4,454,661	$831,749	$429,167	$5,715,577	0.83%

(1)	The maximum amount at any month end for repurchase agreements was $4.6 billion and $5.0 billion for the years ended December 31, 2013 and 2012, respectively.

Securities Sold Under Agreements to Repurchase

Repurchase agreements are collateralized by fixed- and variable-rate mortgage-backed securities or investment grade securities. The brokers retain possession of the securities collateralizing the repurchase agreements until maturity of the repurchase agreement. At December 31, 2013, there were no counterparties with whom the Company’s amount of risk exceeded 10% of its shareholders’ equity. During the year ended December 31, 2013, the Company paid down in advance of maturity $100 million of its fixed-rate repurchase agreements for which losses on early extinguishment of debt of $0.1 million was recorded. During the year ended December 31, 2012, the Company paid down in advance of maturity $100 million of its fixed-rate repurchase agreements for which losses on early extinguishment of debt of $8.2 million was recorded. These losses were recorded in the gains (losses) on early extinguishment of debt line item in the consolidated statement of income (loss). The Company did not have any similar transactions for the year ended December 31, 2011.

Below is a summary of repurchase agreements and collateral associated with the repurchase agreements at December 31, 2013 (dollars in thousands):

			Collateral
	Repurchase Agreements		U.S. Government Sponsored Enterprise Obligations
Contractual Maturity	Weighted Average Interest Rate	Amount	Amortized Cost	Fair Value
Up to 30 days	0.30%	$2,060,011	$2,211,732	$2,148,447
30 to 90 days	0.36%	640,248	689,765	676,224
Over 90 days	0.96%	1,842,583	1,983,075	1,944,144

Total	0.57%	$4,542,842	$4,884,572	$4,768,815

FHLB Advances and Other Borrowings

FHLB Advances—The Company had $0.7 billion in floating-rate and $0.2 billion in fixed-rate FHLB advances at both December 31, 2013 and 2012. The floating-rate advances adjust quarterly based on the LIBOR. During the year ended December 31, 2012, $650.0 million of fixed-rate FHLB advances were converted to floating-rate for a total cost of approximately $128 million which was capitalized and will be amortized over the remaining maturities using the effective interest method. In addition, during the year ended December 31, 2012, the Company paid down in advance of maturity $1.0 billion of its FHLB advances and recorded $69.1 million in losses on the early extinguishment. This loss was recorded in the gains (losses) on early extinguishment of debt line item in the consolidated statement of income (loss). The Company did not have any similar transactions for the years ended December 31, 2013 and 2011.

As a condition of its membership in the FHLB Atlanta, the Company is required to maintain a FHLB stock investment currently equal to the lesser of: a percentage of 0.12% of total Bank assets; or a dollar cap amount of $20 million. Additionally, the Bank must maintain an Activity Based Stock investment which is currently equal to 4.5% of the Bank’s outstanding advances at the time of borrowing. The Company had an investment in FHLB stock of $61.4 million and $67.4 million at December 31, 2013 and 2012, respectively. The Company must also maintain qualified collateral as a percent of its advances, which varies based on the collateral type, and is further adjusted by the outcome of the most recent annual collateral audit and by FHLB’s internal ranking of the Bank’s creditworthiness. These advances are secured by a pool of mortgage loans and mortgage-backed securities. At December 31, 2013 and 2012, the Company pledged loans with a lendable value of $3.9 billion and $4.8 billion, respectively, of the one- to four-family and home equity loans as collateral in support of both its advances and unused borrowing lines.

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

The face values of outstanding trusts at December 31, 2013 are shown below (dollars in thousands):

Trusts	Face Value	Maturity Date	Annual Interest Rate
ETBH Capital Trust II	$5,000	2031	10.25%
ETBH Capital Trust I	20,000	2031	3.75% above 6-month LIBOR
ETBH Capital Trust V, VI, VIII	51,000	2032	3.25%-3.65% above 3-month LIBOR
ETBH Capital Trust VII, IX—XII	65,000	2033	3.00%-3.30% above 3-month LIBOR
ETBH Capital Trust XIII—XVIII, XX	77,000	2034	2.45%-2.90% above 3-month LIBOR
ETBH Capital Trust XIX, XXI, XXII	60,000	2035	2.20%-2.40% above 3-month LIBOR
ETBH Capital Trust XXIII—XXIV	45,000	2036	2.10% above 3-month LIBOR
ETBH Capital Trust XXV—XXX	110,000	2037	1.90%-2.00% above 3-month LIBOR

Total	$433,000

NOTE 13—CORPORATE DEBT

Corporate debt at December 31, 2013 and 2012 is outlined in the following table (dollars in thousands):

	Face Value	Discount	Net
December 31, 2013
Interest-bearing notes:
6 3/4% Notes, due 2016	$435,000	$(4,059)	$430,941
6% Notes, due 2017	505,000	(3,657)	501,343
6 3/8% Notes, due 2019	800,000	(6,268)	793,732

Total interest-bearing notes	1,740,000	(13,984)	1,726,016
Non-interest-bearing debt:
0% Convertible debentures, due 2019	42,633	—	42,633

Total corporate debt	$1,782,633	$(13,984)	$1,768,649

	Face Value	Discount	Net
December 31, 2012
Interest-bearing notes:
6 3/4% Notes, due 2016	$435,000	$(5,738)	$429,262
6% Notes, due 2017	505,000	(4,601)	500,399
6 3/8% Notes, due 2019	800,000	(7,336)	792,664

Total interest-bearing notes	1,740,000	(17,675)	1,722,325
Non-interest-bearing debt:
0% Convertible debentures, due 2019	42,657	—	42,657

Total corporate debt	$1,782,657	$(17,675)	$1,764,982

6 3/4% Notes

In May 2011, the Company issued an aggregate principal amount of $435 million in 6 3/4% Notes. Interest is payable semi-annually.

The Company used the proceeds from the issuance of the 6 3/4% Notes to redeem all of its outstanding 7 3/8% Notes including paying the associated redemption premium, accrued interest and related fees and expenses. The Company recorded a $3.1 million gain on early extinguishment of debt related to the redemption of the 7 3/8% Notes for the year ended December 31, 2011.

6% Notes and 6 3/8% Notes

In November 2012, the Company issued an aggregate principal amount of $505 million in 6% Notes and $800 million in 6 3/8% Notes. Interest is payable semi-annually and the notes may be called by the Company at a premium, which declines over time.

The Company used the net proceeds from the issuance of the 6% Notes and 6 3/8% Notes to redeem all of its outstanding 7 7/8% Notes and 12 1/2% Springing lien notes, including paying the associated redemption premiums, accrued interest and related fees and expenses. The Company recorded $256.9 million in losses on early extinguishment of debt related to the redemption of the 7 7/8% Notes and 12 1/2% Springing lien notes for the year ended December 31, 2012.

0% Convertible Debentures due August 2019 (“0% Convertible debentures”)

In 2009, the Company issued an aggregate principal amount of $1.7 billion in Class A convertible debentures and $2.3 million in Class B convertible debentures (collectively convertible debentures or 0% Convertible debentures) of non-interest-bearing notes due August 2019, in exchange for $1.3 billion principal of the 12 1/2% Springing lien notes and $0.4 billion principal of the 8% Notes due June 2011.

The Class A convertible debentures are convertible into the Company’s common stock at a conversion rate of $10.34 per $1,000 principal amount of Class A convertible debentures and the Class B convertible debentures are convertible into the Company’s common stock at a conversion rate of $15.51 per $1,000 principal amount of Class B convertible debentures. The holders of the convertible debentures may convert all or any portion of the debentures at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date. At December 31, 2013, a cumulative total of $1.7 billion of the Class A convertible debentures and $2.3 million of the Class B convertible debentures had been converted into 164.1 million shares and 0.1 million shares, respectively, of the Company’s common stock.

Ranking and Subsidiary Guarantees

All of the Company’s notes rank equal in right of payment with all of the Company’s existing and future unsubordinated indebtedness and rank senior in right of payment to all its existing and future subordinated indebtedness.

In June 2011, certain of the Company’s subsidiaries issued guarantees on the 6 3/4% Notes and 0% Convertible debentures. E*TRADE Bank and E*TRADE Securities LLC, among others, did not issue such guarantees.

Corporate Debt Covenants

Certain of the Company’s corporate debt described above have terms which include financial maintenance covenants. At December 31, 2013, the Company was in compliance with all such maintenance covenants.

Future Maturities of Corporate Debt

Scheduled principal payments of corporate debt at December 31, 2013 were as follows (dollars in thousands):

Years ending December 31,
2014	$—
2015	—
2016	435,000
2017	505,000
2018	—
Thereafter	842,633

Total future principal payments of corporate debt	1,782,633
Unamortized discount	(13,984)

Total corporate debt	$1,768,649

NOTE 14—OTHER LIABILITIES

Other liabilities consisted of the following at December 31, 2013 and 2012 (dollars in thousands):

	December 31,
	2013	2012
Deposits received for securities loaned	$1,050,010	$735,720
Derivative liabilities	169,370	328,504
Held-for-sale liabilities(1)	107,332	—
Accounts payable, accrued expenses and other	92,133	203,192
Income tax-related liabilities	65,052	219,040
Other payables to brokers, dealers and clearing organizations	56,234	143,180
Subserviced loan advances	12,676	14,600

Total other liabilities	$1,552,807	$1,644,236

(1)	Represents liabilities related to the market making business, which was classified as held-for-sale at December 31, 2013.

NOTE 15—INCOME TAXES

The components of income tax expense (benefit) for the years ended December 31, 2013, 2012 and 2011 were as follows (dollars in thousands):

	Year Ended December 31,
	2013	2012	2011
Current:
Federal	$—	$—	$(2,645)
State	2,677	2,428	15,651
Foreign	382	163	523

Total current	3,059	2,591	13,529

Deferred:
Federal	127,040	(136,877)	8,136
State	(20,384)	(199)	(241)
Foreign	—	—	—

Total deferred	106,656	(137,076)	7,895

Non-current tax expense (benefit)	(788)	116,104	7,205

Income tax expense (benefit)	$108,927	$(18,381)	$28,629

Non-current tax expense (benefit) relates to tax expense (benefit) associated with the reserves for uncertain tax positions. The federal deferred income tax expense recognized in 2013 was driven primarily by the current year activity while the state deferred income tax benefit was driven mainly by the increased state apportionment as a result of the decision to exit the market making business.

The following table presents the components of income (loss) before income tax expense (benefit) for the years ended December 31, 2013, 2012 and 2011 (dollars in thousands):

	Year Ended December 31,
	2013	2012	2011
Domestic	$186,015	$(135,432)	$181,959
Foreign	8,924	4,468	3,371

Income (loss) before income tax expense (benefit)	$194,939	$(130,964)	$185,330

Unrecognized Tax Benefits

The following table provides a reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2013, 2012 and 2011 (dollars in thousands):

	Year Ended December 31,
	2013	2012	2011
Unrecognized tax benefits, beginning of period	$491,973	$377,405	$281,666
Additions based on tax positions related to prior years	10,352	130,443	4,174
Additions based on tax positions related to current year	117	8,425	152,497
Reductions based on tax positions related to prior years	(162,942)	(23,167)	(59,315)
Settlements with taxing authorities	(5,225)	(99)	(422)
Statute of limitations lapses	(1,342)	(1,034)	(1,195)

Unrecognized tax benefits, end of period	$332,933	$491,973	$377,405

The unrecognized tax benefit decreased $159.0 million to $332.9 million during the year ended December 31, 2013. The majority of the decrease was due to the Company’s ability to carryback 2012 operating loss to 2010 and 2011. At December 31, 2013, $242.3 million (net of federal benefits on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably impact the effective income tax rate in future periods.

In 2012, the Internal Revenue Service sent an examination notification to the Company related to its 2007, 2009 and 2010 federal tax returns. While the Company cannot predict the outcome of the examination, it believes that adequate provision has been made for any of the Company’s uncertain tax positions. Uncertain tax positions are only recognized to the extent they satisfy the accounting for uncertain tax positions criteria included in the income taxes accounting guidance, which states that in order to recognize an uncertain tax position it must be more likely than not that it will be sustained upon examination. For uncertain tax positions, tax benefit is recognized for positions in which it is more than fifty percent likely of being sustained on effective settlement.

The following table summarizes the tax years that are either currently under examination or remain open under the statute of limitations and subject to examination by the major tax jurisdictions in which the Company operates:

Jurisdiction	Open Tax Years
Hong Kong	2007-2013
United Kingdom	2011-2013
United States	2004-2013
Various states(1)	2005-2013

(1)	Major state tax jurisdictions include California, Georgia, Illinois, New Jersey, New York and Virginia.

It is reasonably possible that the Company’s unrecognized tax benefits could be reduced by as much as $163.2 million within the next twelve months as a result of settlements of certain examinations or expiration of statutes of limitations.

The Company’s practice is to recognize interest and penalties, if any, related to income tax matters in income tax expense. The Company has total reserves for interest and penalties of $20.2 million and $15.4 million as of December 31, 2013 and 2012, respectively. The tax expense for the year ended December 31, 2013 includes an increase in the accrual for interest and penalties of $4.8 million, principally related to federal taxes.

Deferred Taxes and Valuation Allowance

Deferred income taxes are recorded when revenues and expenses are recognized in different periods for financial statement and tax return purposes. The temporary differences and tax carry forwards that created deferred tax assets and deferred tax liabilities at December 31, 2013 and 2012 are summarized in the following table (dollars in thousands):

	December 31,
	2013	2012
Deferred tax assets:
Reserves and allowances, net	$890,648	$1,015,800
Net operating losses	571,793	780,883
Mark to market	124,933	—
Deferred compensation	36,093	41,572
Tax credits	31,120	28,775
Basis differences in investments	11,984	17,417
Restructuring reserve and related write-downs	3,736	2,162
Other	3,109	—

Total deferred tax assets	1,673,416	1,886,609
Valuation allowance	(81,543)	(97,837)

Total deferred tax assets, net of valuation allowance	1,591,873	1,788,772

Deferred tax liabilities:
Depreciation and amortization	(352,870)	(309,985)
Mark to market	—	(52,730)
Other	—	(9,854)

Total deferred tax liabilities	(352,870)	(372,569)

Net deferred tax asset	$1,239,003	$1,416,203

The Company is required to establish a valuation allowance for deferred tax assets and record a corresponding charge to income tax expense if it is determined, based on evaluation of available evidence at the time the determination is made, that it is more likely than not that some or all of the deferred tax assets will not be realized. If the Company were to conclude that a valuation allowance was required, the resulting loss could have a material adverse effect on its financial condition and results of operations. For the three-year period ended December 31, 2012, the Company was no longer in a cumulative book loss position and continued to generate income for the year ended December 31, 2013. As of December 31, 2013, the Company did not establish a valuation allowance against its federal deferred tax assets as it believes that it is more likely than not that all of these assets will be realized. More than half of existing federal deferred tax assets is not related to net operating losses and therefore, have no expiration date. The Company ended 2013 with $1,830.5 million of gross federal net operating losses, the majority of which will expire within the next 14 years.

The Company’s evaluation focused on identifying significant, objective evidence that it will be able to realize its deferred tax assets in the future. The Company determined that its expectations regarding future earnings are objectively verifiable due to various factors. One factor is the consistent profitability of the Company’s core business, the trading and investing segment, which has generated substantial income for each of the last ten years, including through uncertain economic and regulatory environments. The core business is driven by brokerage customer activity and includes trading, brokerage related cash, margin lending, retirement and investing, and other brokerage related activities. These activities drive variable expenses that correlate to the volume of customer activity, which has resulted in stable, ongoing profitability.

Another factor is the mitigation of losses in the balance sheet management segment, which generated a large net operating loss in 2007 caused by the crisis in the residential real estate and credit markets. Much of this loss came from the sale of the asset-backed securities portfolio and credit losses from the mortgage loan portfolio. The Company no longer holds any of those asset-backed securities and shut down mortgage loan acquisition activities in 2007. In effect, the key business activities that led to the generation of the deferred tax assets were shut down over six years ago. In addition, we have realized the benefits of various credit loss mitigation activities and improving economic conditions, including home price improvement related to our loan portfolio. As a result, the losses have continued to decline significantly and the balance sheet management segment became profitable in 2012 and 2013.

For certain of the Company’s state, foreign country and charitable contribution deferred tax assets, the Company maintained a valuation allowance of $81.5 million and $97.8 million at December 31, 2013 and 2012, respectively, as the Company concluded that it is more likely than not that they will not be fully realized.

The decline in valuation allowance of $16.3 million was primarily driven by the increased state apportionment due to the exit of the market making business. At the end of June 2013, we decided to exit the market making business, and as a result the overall state apportionment increased significantly and we expect our taxable income to increase in future periods. The majority of this decline consists of releasing valuation allowances for net operating losses, research and development credits and revaluation of other deferred tax assets relating to California.

The principal components of the deferred tax assets for which a valuation allowance has been established include the following state and foreign country net operating loss carry forwards and charitable contributions which have a limited carry forward period:

•

At December 31, 2013, the Company had certain gross foreign country net operating loss carry forwards and other foreign country temporary differences of approximately $142.7 million for which a deferred tax asset of approximately $35.0 million was established. The foreign net operating losses represent the foreign tax loss carry forwards in numerous foreign countries, the vast majority of which are not subject to expiration. In most of these foreign countries, the Company has historical tax losses; accordingly, the Company has provided a valuation allowance of $35.0 million against such deferred tax assets at December 31, 2013.

•

At December 31, 2013, the Company had gross state net operating loss carry forwards that expire between 2014 and 2033 in several states of $3.0 billion, most of which are subject to change by corresponding changes in apportionment. At December 31, 2013, we had state deferred tax assets of approximately $38.2 million that related to the Company’s state net operating loss carry forwards and temporary differences with a valuation allowance of $36.1 million against such deferred tax assets.

•

At December 31, 2013, the Company had charitable contribution carry forwards of $30.8 million that expire by 2015. A deferred tax asset of approximately $11.8 million was established with a corresponding $10.4 million valuation allowance as it is more likely than not that these contributions will expire unused.

The Company does not intend to permanently reinvest any undistributed earnings and profits in foreign subsidiaries. As a result, the Company has fully recorded income taxes on those earnings at December 31, 2013.

Effective Tax Rate

The effective tax rate differed from the federal statutory rate as summarized in the following table for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013	2012	2011
Federal statutory rate	35.0%	(35.0)%	35.0%
State income taxes, net of federal tax benefit	2.8	(11.8)	9.1
Difference between statutory rate and foreign effective tax rate	(1.4)	(1.1)	0.3
Tax exempt income	(0.3)	(0.4)	(0.3)
Disallowed interest expense	—	10.3	6.7
Change in valuation allowance	1.1	6.9	(1.8)
2009 Debt Exchange	—	(19.7)	—
Tax credits	(1.8)	(12.2)	(5.3)
California state tax legislative changes	—	19.2	—
Estimated reserve for uncertain tax positions	(2.6)	9.1	3.9
Deferred tax adjustments	4.5	8.4	—
Disallowed losses on early extinguishment of debt	—	7.4	—
Tax on undistributed earnings and profits in certain foreign subsidiaries	2.4	2.5	2.1
Other	(0.2)	2.4	(1.0)
Liquidation of a foreign subsidiary	—	—	(33.3)
Tax impact of exit of market making business	16.4	—	—

Effective tax rate	55.9%	(14.0)%	15.4%

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

The Company believes the tax ownership change will extend the period of time it will take to fully utilize its pre-ownership change NOLs, but will not limit the total amount of pre-ownership change federal NOLs it can utilize. The Company’s updated estimate is that it will be subject to an overall annual limitation on the use of its pre-ownership change NOLs of approximately $194 million. The Company’s overall pre-ownership change federal NOLs, which were approximately $1,886.3 million, have a statutory carry forward period of 20 years (the majority of which expire in 14 years). As a result, the Company believes it will be able to fully utilize these NOLs in future periods.

The Company’s ability to utilize the pre-ownership change NOLs is dependent on its ability to generate sufficient taxable income over the duration of the carry forward periods and will not be impacted by its ability or inability to generate taxable income in an individual year.

NOTE 16—SHAREHOLDERS’ EQUITY

The activity in shareholders’ equity during the year ended December 31, 2013 is summarized in the following table (dollars in thousands):

	Common Stock / Additional Paid-In Capital	Accumulated Deficit / Other Comprehensive Loss	Total
Beginning balance, December 31, 2012	$7,322,118	$(2,417,648)	$4,904,470
Net income	—	86,012	86,012
Net change from available-for-sale securities	—	(297,821)	(297,821)
Net change from cash flow hedging instruments	—	154,231	154,231
Other(1)	8,958	75	9,033

Ending balance, December 31, 2013	$7,331,076	$(2,475,151)	$4,855,925

(1)	Other includes employee share-based compensation accounting and changes in accumulated other comprehensive loss from foreign currency translation.

Accumulated Other Comprehensive Loss

The following tables present after-tax changes in each component of accumulated other comprehensive loss for the years ended December 31, 2013, 2012 and 2011 (dollars in thousands):

	Available-for-sale Securities	Cash Flow Hedging Instruments	Foreign Currency Translation	Total
Beginning balance, December 31, 2012	$136,972	$(452,341)	$5,441	$(309,928)
Other comprehensive income (loss) before reclassifications	(260,329)	67,337	75	(192,917)
Amounts reclassified from accumulated other comprehensive loss	(37,492)	86,894	—	49,402

Net change	(297,821)	154,231	75	(143,515)

Ending balance, December 31, 2013	$(160,849)	$(298,110)	$5,516	$(453,443)

	Available-for-sale Securities	Cash Flow Hedging Instruments	Foreign Currency Translation	Total
Beginning balance, December 31, 2011	$68,330	$(457,953)	$2,994	$(386,629)
Other comprehensive income (loss) before reclassifications	196,790	(72,119)	2,447	127,118
Amounts reclassified from accumulated other comprehensive loss	(128,148)	77,731	—	(50,417)

Net change	68,642	5,612	2,447	76,701

Ending balance, December 31, 2012	$136,972	$(452,341)	$5,441	$(309,928)

	Available-for-sale Securities	Cash Flow Hedging Instruments	Foreign Currency Translation	Total
Beginning balance, December 31, 2010	$(131,313)	$(308,498)	$1,171	$(438,640)
Other comprehensive income (loss) before reclassifications	277,703	(216,302)	1,823	63,224
Amounts reclassified from accumulated other comprehensive loss	(78,060)	66,847	—	(11,213)

Net change	199,643	(149,455)	1,823	52,011

Ending balance, December 31, 2011	$68,330	$(457,953)	$2,994	$(386,629)

The following table presents the income statement line items impacted by reclassifications out of accumulated other comprehensive loss for the year ended December 31, 2013 (dollars in thousands):

Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss	Affected Line Items in the Consolidated Statement of Income (Loss)
Year Ended December 31, 2013
Available-for-sale securities:
	$60,262	Gains on loans and securities, net
	(22,770)	Tax expense (benefit)

	$37,492	Reclassification into earnings, net

Cash flow hedging instruments:
	$7,851	Operating interest income
	(146,563)	Operating interest expense

	(138,712)	Reclassification into earnings, before tax
	51,818	Tax expense (benefit)

	$(86,894)	Reclassification into earnings, net

Preferred Stock

The Company has 1.0 million shares authorized in preferred stock. None were issued or outstanding at December 31, 2013 or 2012.

NOTE 17—EARNINGS (LOSS) PER SHARE

The following table presents a reconciliation of basic and diluted earnings (loss) per share for the years ended December 31, 2013, 2012 and 2011 (in thousands, except per share amounts):

	Year Ended December 31,
	2013	2012	2011
Basic:
Net income (loss)	$86,012	$(112,583)	$156,701

Basic weighted-average shares outstanding	286,991	285,748	267,291

Basic earnings (loss) per share	$0.30	$(0.39)	$0.59

Diluted:
Net income (loss)	$86,012	$(112,583)	$156,701

Basic weighted-average shares outstanding	286,991	285,748	267,291
Effect of dilutive securities:
Weighted-average convertible debentures	4,125	—	21,924
Weighted-average options and restricted stock issued to employees	1,473	—	607

Diluted weighted-average shares outstanding	292,589	285,748	289,822

Diluted earnings (loss) per share	$0.29	$(0.39)	$0.54

The Company excluded the following shares from the calculations of diluted earnings (loss) per share for the years ended December 31, 2013, 2012 and 2011 as the effect would have been anti-dilutive (shares in millions):

	Year Ended December 31,
	2013	2012	2011
Weighted-average shares excluded as a result of the Company’s net loss:
Convertible debentures	N/A	4.1	N/A
Stock options and restricted stock awards and units	N/A	0.4	N/A
Other stock options and restricted stock awards and units	1.7	2.5	3.7

Total	1.7	7.0	3.7

NOTE 18—REGULATORY REQUIREMENTS

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

As of December 31, 2013 and 2012, all of the Company’s broker-dealer subsidiaries met minimum net capital requirements. The tables below summarize the minimum excess capital requirements for the Company’s broker-dealer subsidiaries at December 31, 2013 and 2012 (dollars in thousands):

	Required Net Capital	Net Capital	Excess Net Capital
December 31, 2013:
E*TRADE Clearing LLC(1)	$144,189	$714,500	$570,311
E*TRADE Securities LLC(1)	250	261,012	260,762
G1 Execution Services, LLC(2)	1,000	21,834	20,834
Other broker-dealers	1,956	22,354	20,398

Total	$147,395	$1,019,700	$872,305

December 31, 2012:
E*TRADE Clearing LLC(1)	$123,656	$658,968	$535,312
E*TRADE Securities LLC(1)	250	79,318	79,068
G1 Execution Services, LLC(2)	1,283	10,598	9,315
Other broker-dealers	4,639	36,070	31,431

Total	$129,828	$784,954	$655,126

(1)	Elected to use the Alternative method to compute net capital.
(2)

Elected to use the Aggregate Indebtedness method to compute net capital. G1 Execution Services, LLC is the Company’s market maker and is held-for-sale as of December 31, 2013. The sale of G1 Execution Services, LLC was completed on February 10, 2014.

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

Quantitative measures established by regulation to ensure capital adequacy require E*TRADE Bank to meet minimum total capital, Tier 1 capital and Tier 1 leverage ratios. As shown in the table below, at both December 31, 2013 and 2012, E*TRADE Bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action. However, events beyond management’s control, such as deterioration in credit markets, could adversely affect future earnings and E*TRADE Bank’s ability to meet future capital requirements and ability to pay dividends to the parent company. E*TRADE Bank’s actual and required capital amounts and ratios at December 31, 2013 and 2012 are presented in the table below (dollars in thousands):

	Actual		Minimum Required to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Excess Capital
December 31, 2013:
Total capital	$4,331,354	24.25%	>$	1,785,795	>10.00%	$2,545,559
Tier 1 capital	$4,104,631	22.98%	>$	1,071,477	> 6.00%	$3,033,154
Tier 1 leverage	$4,104,631	9.51%	>$	2,157,873	> 5.00%	$1,946,758
December 31, 2012:
Total capital	$4,009,540	20.61%	>$	1,945,669	>10.00%	$2,063,871
Tier 1 capital	$3,762,242	19.34%	>$	1,167,401	> 6.00%	$2,594,841
Tier 1 leverage	$3,762,242	8.68%	>$	2,167,136	> 5.00%	$1,595,106

NOTE 19—LEASE ARRANGEMENTS

The Company has non-cancelable operating leases for facilities through 2022. Future minimum lease payments and sublease proceeds under these leases with initial or remaining terms in excess of one year, including leases involved in facility restructurings, are as follows (dollars in thousands):

	Minimum Lease Payments	Sublease Proceeds	Net Lease Commitments
Years ending December 31,
2014	$24,725	$(2,788)	$21,937
2015	24,461	(2,988)	$21,473
2016	22,944	(3,185)	$19,759
2017	21,479	(3,276)	$18,203
2018	19,675	(3,367)	$16,308
Thereafter	41,317	(12,909)	$28,408

Total future minimum lease payments	$154,601	$(28,513)	$126,088

Certain leases contain provisions for renewal options and rent escalations based on increases in certain costs incurred by the lessor. Rent expense, net of sublease income, was $21.6 million, $22.6 million and $19.6 million for the years ended December 31, 2013, 2012 and 2011, respectively. Rent expense, which is recorded in the occupancy and equipment line item in the consolidated statement of income (loss), excludes costs related to leases involved in facility restructurings, which are recorded in the facility restructuring and other exit activities line item in the consolidated statement of income (loss).

NOTE 20—COMMITMENTS, CONTINGENCIES AND OTHER REGULATORY MATTERS

Legal Matters

Litigation Matters

On October 27, 2000, Ajaxo, Inc. (“Ajaxo”) filed a complaint in the Superior Court for the State of California, County of Santa Clara. Ajaxo sought damages and certain non-monetary relief for the Company’s alleged breach of a non-disclosure agreement with Ajaxo pertaining to certain wireless technology that Ajaxo offered the Company as well as damages and other relief against the Company for their alleged misappropriation of Ajaxo’s trade secrets. Following a jury trial, a judgment was entered in 2003 in favor of Ajaxo against the Company for $1.3 million for breach of the Ajaxo non-disclosure agreement. Although the jury found in favor of Ajaxo on its claim against the Company for misappropriation of trade secrets, the trial court subsequently denied Ajaxo’s requests for additional damages and relief. On December 21, 2005, the California Court of Appeal affirmed the above-described award against the Company for breach of the nondisclosure agreement but remanded the case to the trial court for the limited purpose of determining what, if any, additional damages Ajaxo may be entitled to as a result of the jury’s previous finding in favor of Ajaxo on its claim against the Company for misappropriation of trade secrets. Although the Company paid Ajaxo the full amount due on the above-described judgment, the case was remanded back to the trial court, and on May 30, 2008, a jury returned a verdict in favor of the Company denying all claims raised and demands for damages against the Company. Following the trial court’s filing of entry of judgment in favor of the Company on September 5, 2008, Ajaxo filed post-trial motions for vacating this entry of judgment and requesting a new trial. By order dated November 4, 2008, the trial court denied these motions. On December 2, 2008, Ajaxo filed a notice of appeal with the Court of Appeal of the State of California for the Sixth District. Oral argument on the appeal was heard on July 15, 2010. On August 30, 2010, the Court of Appeal affirmed the trial court’s verdict in part and reversed the verdict in part, remanding the case. The Company petitioned the Supreme Court of California for review of the Court of Appeal decision. On December 16, 2010, the California Supreme Court denied the Company’s petition for review and remanded for further proceedings to the trial court. On September 20, 2011, the trial court granted limited discovery at a conference on November 4, 2011. The testimonial phase of the third trial in this matter concluded on June 12, 2012. Written closing statements were submitted on January 17, 2014. The parties await decision on whether there will be a second phase of this bench trial. The Company will continue to defend itself vigorously.

A verified shareholder derivative complaint was filed in the United States District Court for the Southern District of New York on October 4, 2007 by Catherine Rubery, against the Company and its then Chief Executive Officer, President/Chief Operating Officer, Chief Financial Officer and individual members of its board of directors at the time. The Rubery complaint was consolidated with another shareholder derivative complaint brought by shareholder Marilyn Clark in the same court and against the same named defendants. On July 26, 2010, plaintiffs served their consolidated amended complaint, in which they also named the Company’s former Capital Markets Division President as a defendant. Plaintiffs contended, among other things, that the value of the Company’s stock between April 19, 2006 and November 9, 2007 was artificially inflated because certain of the Company’s officers made materially false and misleading statements and failed to disclose that the Company was experiencing a rise in delinquencies, and therefore lacked a reasonable basis for statements about the Company’s earnings and prospects. Plaintiffs allege, among other things, causes of action for breach of fiduciary duty, waste of corporate assets, unjust enrichment, and violation of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaint seeks, among other things, unspecified monetary damages in favor of the Company, changes to certain corporate governance procedures and various forms of injunctive relief. The parties agreed to settle this action and a Stipulation of Settlement was signed on October 2, 2012, which included an agreement to implement or maintain certain corporate governance procedures. The parties did not reach an agreement on the issue of plaintiffs’ attorneys’ fees, however. The Court preliminarily approved the Stipulation of Settlement on April 2, 2013 and granted final approval of the settlement at a hearing on September 13, 2013. In orders entered on October 3, 2013, the Court confirmed final approval of the settlement, awarded fees and expenses to plaintiffs’ attorneys totaling $1.0 million and issued a final judgment and order of dismissal. Pursuant to the terms of the Stipulation of Settlement, payment of settlement proceeds was made and the action is now closed.

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

On May 16, 2011, Droplets Inc., the holder of two patents pertaining to user interface servers, filed a complaint in the U.S. District Court for the Eastern District of Texas against E*TRADE Financial Corporation, E*TRADE Securities LLC, E*TRADE Bank and multiple other unaffiliated financial services firms. Plaintiff contends that the defendants engaged in patent infringement under federal law. Plaintiff seeks unspecified damages and an injunction against future infringements, plus royalties, costs, interest and attorneys’ fees. On September 30, 2011, the Company and several co-defendants filed a motion to transfer the case to the Southern District of New York. Venue discovery occurred throughout December 2011. On January 1, 2012, a new judge was assigned to the case. On March 28, 2012, a change of venue was granted and the case was transferred to the United States District Court for the Southern District of New York. The Company filed its answer and counterclaim on June 13, 2012 and plaintiff moved to dismiss the counterclaim. The Company filed a motion for summary judgment. Plaintiffs sought to change venue back to the Eastern District of Texas on the theory that this case is one of several matters that should be consolidated in a single multi-district litigation. On December 12, 2012, the Multidistrict Litigation Panel denied the transfer of this action to Texas. By opinion dated April 4, 2013, the Court denied defendants’ motion for summary judgment and plaintiff’s motion to dismiss the counterclaims. The Court issued its order on claim construction on October 22, 2013, and by order dated January 28, 2014, the Court adopted the defendants’ proposed claims construction. The Company will continue to defend itself vigorously in this matter.

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

On April 30, 2013, a putative class action was filed by John Scranton, on behalf of himself and a class of persons similarly situated, against E*TRADE Financial Corporation and E*TRADE Securities LLC in the Superior Court of California, County of Santa Clara, pursuant to the California procedures for a private Attorney General action. The Complaint alleged that the Company misrepresented through its website that it would always automatically exercise options that were in-the-money by $0.01 or more on expiration date. Plaintiffs allege violations of the California Unfair Competition Law, the California Consumer Remedies Act, fraud, misrepresentation, negligent misrepresentation and breach of fiduciary duty. The case has been deemed complex within the meaning of the California Rules of Court, and a case management conference was held on September 13, 2013. The Company’s demurrer and motion to strike the complaint were granted by order dated December 20, 2013. The Court granted leave to amend the complaint. A second amended complaint was filed on January 31, 2014 and the Company’s response is due March 3, 2014. The Company will continue to defend itself vigorously in this matter.

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

Regulatory Matters

The securities, futures, foreign currency and banking industries are subject to extensive regulation under federal, state and applicable international laws. From time to time, the Company has been threatened with or named as a defendant in lawsuits, arbitrations and administrative claims involving securities, banking and other matters. The Company is also subject to periodic regulatory audits and inspections. Compliance and trading problems that are reported to regulators, such as the SEC, FINRA, CFTC, NFA or OCC by dissatisfied customers or others are investigated by such regulators, and may, if pursued, result in formal claims being filed against the Company by customers or disciplinary action being taken against the Company or its employees by regulators. Any such claims or disciplinary actions that are decided against the Company could have a material impact on the financial results of the Company or any of its subsidiaries.

On October 17, 2007, the SEC initiated an informal inquiry into matters related to the Company’s mortgage loan and mortgage-related securities investment portfolios. The Company has cooperated fully with the SEC in this matter.

During 2012, the Company completed a review of order handling practices and pricing for order flow between E*TRADE Securities LLC and G1 Execution Services, LLC. The Company has implemented changes to its practices and procedures that were recommended during the review. Banking regulators and federal securities regulators were regularly updated during the course of the review and may initiate investigations into the Company’s historical practices which could subject it to monetary penalties and cease-and-desist orders, which could also prompt claims by customers of E*TRADE Securities LLC. Any of these actions could materially and adversely affect the Company’s broker-dealer businesses. On July 11, 2013, FINRA notified E*TRADE Securities LLC and G1 Execution Services, LLC that it is conducting an examination of both firms’ routing practices. The Company is cooperating fully with FINRA in this examination and, under the agreement governing the sale of G1 Execution Services, LLC to Susquehanna, remains responsible for any resulting actions taken against G1 Execution Services, LLC as a result of such investigation.

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

Other Investments

The Company has investments in low-income housing tax credit partnerships and other limited partnerships. The Company had $4.4 million in commitments to fund low-income housing tax credit partnerships and other limited partnerships at December 31, 2013.

Unused Lines of Credit and Certificates of Deposit

At December 31, 2013, the Company had approximately $42.2 million of certificates of deposit scheduled to mature in less than one year and $0.2 billion of unfunded commitments to extend credit.

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

During the 30-year period prior to the redemption of the trust preferred securities, ETBH guarantees the accrued and unpaid distributions on these securities, as well as the redemption price of the securities and certain costs that may be incurred in liquidating, terminating or dissolving the trusts (all of which would otherwise be payable by the trusts). At December 31, 2013, management estimated that the maximum potential liability under this arrangement, including the current carrying value of the trusts, was equal to approximately $436.5 million or the total face value of these securities plus dividends, which may be unpaid at the termination of the trust arrangement.

NOTE 21— SEGMENT INFORMATION

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

The Company evaluates the performance of its segments based on the segment’s income (loss) before income taxes. Financial information for the Company’s reportable segments is presented in the following tables (dollars in thousands):

	Year Ended December 31, 2013
	Trading and Investing	Balance Sheet Management	Corporate/ Other	Total
Net operating interest income	$539,621	$442,221	$—	$981,842
Total non-interest income	677,435	64,421	(1)	741,855

Total net revenue	1,217,056	506,642	(1)	1,723,697
Provision for loan losses	—	143,471	—	143,471
Total operating expense	883,486	178,763	213,016	1,275,265

Income (loss) before other income (expense) and income taxes	333,570	184,408	(213,017)	304,961
Total other income (expense)	—	—	(110,022)	(110,022)

Income (loss) before income taxes	$333,570	$184,408	$(323,039)	$194,939

Income tax expense				108,927

Net income				$86,012

	Year Ended December 31, 2012
	Trading and Investing	Balance Sheet Management	Corporate/ Other	Total
Net operating interest income	$640,470	$444,591	$4	$1,085,065
Total non-interest income	622,431	192,202	(202)	814,431

Total net revenue	1,262,901	636,793	(198)	1,899,496
Provision for loan losses	—	354,637	—	354,637
Total operating expense	769,194	220,605	172,286	1,162,085

Income (loss) before other income (expense) and income taxes	493,707	61,551	(172,484)	382,774
Total other income (expense)	—	—	(513,738)	(513,738)

Income (loss) before income taxes	$493,707	$61,551	$(686,222)	(130,964)

Income tax benefit				(18,381)

Net loss				$(112,583)

	Year Ended December 31, 2011
	Trading and Investing	Balance Sheet Management	Corporate/ Other	Total
Net operating interest income	$746,047	$473,891	$21	$1,219,959
Total non-interest income	700,845	115,908	(113)	816,640

Total net revenue	1,446,892	589,799	(92)	2,036,599
Provision for loan losses	—	440,614	—	440,614
Total operating expense	825,940	238,424	170,540	1,234,904

Income (loss) before other income (expense) and income taxes	620,952	(89,239)	(170,632)	361,081
Total other income (expense)	—	—	(175,751)	(175,751)

Income (loss) before income taxes	$620,952	$(89,239)	$(346,383)	185,330

Income tax expense				28,629

Net income				$156,701

Segment Assets

	Trading and Investing	Balance Sheet Management	Corporate/ Other	Total
As of December 31, 2013	$10,819,979	$34,783,911	$675,966	$46,279,856
As of December 31, 2012	$9,505,280	$37,305,600	$575,859	$47,386,739
As of December 31, 2011	$9,608,020	$37,123,118	$1,209,314	$47,940,452

Assets and total net revenue attributable to international locations were not material for the periods presented. No single customer accounts for greater than 10% of gross revenues for any of the years ended December 31, 2013, 2012 and 2011.

NOTE 22—CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

The following presents the Parent’s condensed statement of comprehensive income (loss), balance sheet and statement of cash flows:

CONDENSED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year Ended December 31,
	2013	2012	2011
Dividends from subsidiaries	$193,360	$99,432	$160,452
Other revenues	280,882	269,943	271,607

Total net revenue	474,242	369,375	432,059
Total operating expense	358,648	339,472	375,083

Income before other income (expense), income tax benefit, and equity in income of consolidated subsidiaries	115,594	29,903	56,976

Total other income (expense)	(108,334)	(433,796)	(175,792)

Income (loss) before income tax benefit and equity in income of consolidated subsidiaries	7,260	(403,893)	(118,816)
Income tax benefit	(75,459)	(188,316)	(121,141)
Equity in undistributed income of subsidiaries	3,293	102,994	154,376

Net income (loss)	86,012	(112,583)	156,701
Other comprehensive income (loss)	(143,515)	76,701	52,011

Comprehensive income (loss)	$(57,503)	$(35,882)	$208,712

CONDENSED BALANCE SHEET

(In thousands)

	December 31,
	2013	2012
ASSETS
Cash and equivalents	$406,215	$399,624
Property and equipment, net	136,964	142,333
Investment in consolidated subsidiaries	5,444,689	5,558,742
Receivable from subsidiaries	35,801	7,984
Other assets	710,044	719,765

Total assets	$6,733,713	$6,828,448

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Corporate debt	$1,768,649	$1,764,982
Other liabilities	109,139	158,996

Total liabilities	1,877,788	1,923,978

Total shareholders’ equity	4,855,925	4,904,470

Total liabilities and shareholders’ equity	$6,733,713	$6,828,448

CONDENSED STATEMENT OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income (loss)	$86,012	$(112,583)	$156,701
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	39,667	50,026	84,026
Equity in undistributed income from subsidiaries	(3,293)	(102,994)	(154,376)
(Gains) losses on early extinguishment of debt	—	137,405	(3,091)
Other	(14,935)	45,312	16,035
Net effect of decrease (increase) in other assets	15,675	22,446	(153,874)
Net effect of (decrease) increase in other liabilities	(59,874)	(178,249)	5,697

Net cash provided by (used in) operating activities	63,252	(138,637)	(48,882)

Cash flows from investing activities:
Capital expenditures for property and equipment	(24,249)	(26,792)	(23,742)
Sale of property and equipment to subsidiaries	—	—	90,547
Cash contributions to subsidiaries	(38,387)	(26,188)	(9,500)
Other	4,229	2,845	(177)

Net cash (used in) provided by investing activities	(58,407)	(50,135)	57,128

Cash flows from financing activities:
Net proceeds from issuance of senior notes	—	1,305,000	427,331
Payments on senior and springing lien notes	—	(1,173,736)	(425,956)
Other	1,746	(21,278)	613

Net cash provided by financing activities	1,746	109,986	1,988

Increase (decrease) in cash and equivalents	6,591	(78,786)	10,234
Cash and equivalents, beginning of period	399,624	478,410	468,176

Cash and equivalents, end of period	$406,215	$399,624	$478,410

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

The Company issues guarantees for the settlement of foreign exchange transactions. If a subsidiary fails to deliver currency on the settlement date of a foreign exchange arrangement, the beneficiary financial institution may seek payment from the Company. Terms are undefined, and are governed by the terms of the underlying financial obligation. At December 31, 2013, no claims had been made against the Company for payment under these guarantees and thus, no obligations have been recorded. None of these guarantees are collateralized.

NOTE 23—QUARTERLY DATA (UNAUDITED)

The information presented below reflects all adjustments, which, in the opinion of management, are of a normal and recurring nature necessary to present fairly the results of operations for the quarterly periods presented (dollars in thousands, except per share amounts):

	2013				2012
	First	Second	Third	Fourth	First	Second	Third	Fourth
Total net revenue	$419,865	$439,931	$416,802	$447,099	$489,397	$452,408	$490,035	$467,656
Net income (loss)	$35,124	$(54,403)	$47,428	$57,863	$62,591	$39,510	$(28,625)	$(186,059)
Earnings (loss) per share:
Basic	$0.12	$(0.19)	$0.17	$0.20	$0.22	$0.14	$(0.10)	$(0.65)
Diluted	$0.12	$(0.19)	$0.16	$0.20	$0.22	$0.14	$(0.10)	$(0.65)

In the second quarter of 2013, the net loss was due to $142.4 million in impairment of goodwill, as a result of the decision to exit the market making business. For additional information on the impairment of goodwill, see Note 9—Goodwill and Other Intangibles, Net.

During the three months ended March, 31, 2012, the Company recorded an income tax benefit of $26.3 million related to certain losses on the 2009 Debt Exchange that were previously considered non-deductible. For additional information on this income tax benefit, see Note 15—Income Taxes. In the third quarter of 2012, the net loss was due to an increase in the provision for loan losses of $50 million as a result of newly identified bankruptcy filings. For additional information on this increase in provision, see Note 6—Loans Receivable, Net. In the fourth quarter of 2012, the net loss was primarily due to the early extinguishment of all the 12 1/2% Springing lien notes and the 7 7/8% Notes that resulted in losses on early extinguishment of debt of $256.9 million. For additional information on this early extinguishment of debt, see Note 13—Corporate Debt.

NOTE 24—SUBSEQUENT EVENT

The Company completed the sale of G1 Execution Services, LLC to an affiliate of Susquehanna on February 10, 2014. The sale generated net cash proceeds of approximately $75 million, and the Company expects to record a small gain on the sale in the first quarter of 2014. In addition, E*TRADE Securities LLC entered into an order handling agreement whereby it will route 70% of its customer equity order flow to G1 Execution Services, LLC over the next five years, subject to best execution standards.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)	Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (“Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report, have concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

(b)	Our Chief Executive Officer and our Chief Financial Officer have evaluated the changes to the Company’s internal control over financial reporting that occurred during our last fiscal quarter ended December 31, 2013, as required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15, and have concluded that there were no changes that materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting. The Management Report on Internal Control Over Financial Reporting and the Reports of Independent Registered Public Accounting Firm are included in Item 8. Financial Statements and Supplementary Data.

ITEM 9B.	OTHER INFORMATION

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

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of E*TRADE Financial Corporation as currently in effect (incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q filed August 4, 2010).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of the Company’s Form 10-K filed February 26, 2013).

4.1	Specimen of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Amendment No. 1 to the Company’s Registration Statement on Form S-1, Registration Statement No. 333-05525, filed July 22, 1996).

4.2	Indenture dated May 19, 2011, between E*TRADE Financial Corporation and The Bank of New York Mellon Trust Company, N.A. as Trustee, relating to the 2016 Notes (includes form of note) (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on May 19, 2011).

4.3	First Supplemental Indenture dated June 15, 2011, among the Company, the guaranteeing subsidiaries party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 2016 Notes (incorporated by reference to Exhibit 4.2 of the Company’s Form 10-Q filed on August 4, 2011).

4.4	Indenture dated August 25, 2009 between E*TRADE Financial Corporation and The Bank of New York Mellon, as Trustee, relating to the 2019 Debentures (includes form of note) (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on August 25, 2009).

4.5	Third Supplemental Indenture dated June 15, 2011, among the Company, the guaranteeing subsidiaries party thereto and The Bank of New York Mellon Trust Company., as Trustee, relating to the 2019 Debentures (incorporated by reference to Exhibit 4.5 of the Company’s Form 10-Q filed on August 4, 2011).

4.6	Senior Indenture dated November 14, 2012 between the Company and The Bank of New York Mellon Trust Company, N.A., as Trustee (includes form of note) (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on November 14, 2012).

4.7	First Supplemental Indenture dated November 14, 2012 between the Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 6% Senior Notes due 2017 and 6.375% Senior Notes due 2019 (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on November 14, 2012).

+10.1	Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-K filed February 24, 2010).

†10.2	Master Service Agreement and Global Services Schedule, dated April 9, 2003, between E*TRADE Group, Inc. and ADP Financial Information Services, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on August 8, 2003).

*†10.3	Global Amendment to the Master Services Agreement and Global Services Schedule, dated November 19, 2013, by and between Broadridge Securities Processing Solutions, Inc. (formerly known as ADP Financial Information Services, Inc.) and E*TRADE Group, Inc. now known as E*TRADE Financial Corporation.

Exhibit Number	Description

+10.4	Amended 2005 Equity Incentive Plan of E*TRADE Financial Corporation. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 14, 2010).

+10.5	Forms of Award Agreements for Amended 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.66 to the Company’s Current Report on Form 8-K filed on May 31, 2005).

+10.6	Executive Bonus Plan (incorporated by reference to Exhibit 10.67 to the Company’s Current Report on Form 8-K filed on May 31, 2005).

10.7	Master Investment and Securities Purchase Agreement, dated November 29, 2007 by and between E*TRADE Financial Corporation and Wingate Capital Ltd. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 4, 2007).

10.8	First Amendment to Master Investment and Securities Purchase Agreement, dated as of December 12, 2007, by and between Wingate Capital Ltd. and E*TRADE Financial Corporation (incorporated by reference to Exhibit 99.5 of the Schedule 13D filed by Citadel Limited Partnership et al with respect to E*TRADE Financial Corporation on December 17, 2007).

10.9	Second Amendment to Master Investment and Securities Purchase Agreement, dated as of January 18, 2008, by and between Wingate Capital Ltd. and E*TRADE Financial Corporation (incorporated by reference to Exhibit 99.12 of the Amendment No. 1 to Schedule 13D filed by Citadel Limited Partnership et al with respect to E*TRADE Financial Corporation on January 18, 2008).

10.10	Form of Exchange Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 6, 2008).

10.11	Guarantee and Support Agreement, dated as of July 14, 2008, by E*TRADE Financial Corporation in favor of The Bank of Nova Scotia (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 16, 2008).

10.12	Form of Indemnification Agreement for Directors dated July 30, 2008 (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed on August 8, 2008).

*+10.13	Form of Employment Agreement between E*TRADE Financial Corporation and each of Matthew J. Audette, Michael E. Foley and Karl A. Roessner.

+10.14	Separation Agreement dated August 9, 2012 by and between E*TRADE Financial Corporation and Steven J. Freiberg (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on November 1, 2012).

+10.15	Employment Agreement dated January 17, 2013 by and between E*TRADE Financial Corporation and Paul T. Idzik (incorporated by reference to Exhibit 10.15 of the Company’s Form 10-K filed on February 26, 2013).

+10.16	Employment Agreement dated May 1, 2013 by and between E*TRADE Financial Corporation and Navtej S. Nandra (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on May 7, 2013).

+10.17	Transition and Separation Agreement effective May 1, 2013 between Michael Curcio and E*TRADE Financial Corporation (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on August 6, 2013).

*12.1	Statement of Ratio of Earnings to Fixed Charges.

14.1	Code of Professional Conduct (incorporated by reference to Exhibit 14.1 of the Company’s Form 10-K filed on February 26, 2013).

Exhibit Number	Description

*21.1	Subsidiaries of the Registrant.

*23.1	Consent of Independent Registered Public Accounting Firm.

*31.1	Certification—Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification—Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification—Section 906 of the Sarbanes-Oxley Act of 2002

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herein.
+	Exhibit is a management contract or a compensatory plan or arrangement.
†	Portions of this exhibit were omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 25, 2014

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

Signature	Title	Date

/S/ PAUL T. IDZIK Paul T. Idzik	Director and Chief Executive Officer (Principal Executive Officer)	February 25, 2014

/S/ MATTHEW J. AUDETTE Matthew J. Audette	Chief Financial Officer (Principal Financial and Accounting Officer)	February 25, 2014

Richard J. Carbone	Director

/S/ MOHSEN Z. FAHMI Mohsen Z. Fahmi	Director	February 25, 2014

/S/ CHRISTOPHER M. FLINK Christopher M. Flink	Director	February 25, 2014

/S/ FREDERICK W. KANNER Frederick W. Kanner	Director	February 25, 2014

/S/ JAMES LAM James Lam	Director	February 25, 2014

/S/ ROGER A. LAWSON Roger A. Lawson	Director	February 25, 2014

/S/ REBECCA SAEGAR Rebecca Saeger	Director	February 25, 2014

/S/ JOSEPH L. SCLAFANI Joseph L. Sclafani	Director	February 25, 2014

Signature	Title	Date

/S/ JOSEPH M. VELLI Joseph M. Velli	Director	February 25, 2014

/S/ DONNA L. WEAVER Donna L. Weaver	Director	February 25, 2014

/S/ STEPHEN H. WILLARD Stephen H. Willard	Director	February 25, 2014