Form 10-Q
period 2014-03-31
E TRADE FINANCIAL Corp
filed 2014-05-06
CIK 1015780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒   No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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
As of April 30, 2014, there were 288,532,837 shares of common stock outstanding.

E*TRADE FINANCIAL CORPORATION
FORM 10-Q QUARTERLY REPORT
For the Quarter Ended March 31, 2014

Unless otherwise indicated, references to "the Company," "we," "us," "our" and "E*TRADE" mean E*TRADE Financial Corporation and its subsidiaries.

i

E*TRADE, E*TRADE Financial, E*TRADE Bank, Equity Edge, OptionsLink and the Converging Arrows logo are registered trademarks of E*TRADE Financial Corporation in the United States and in other countries.

ii

FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. These statements relate to our future plans, objectives, expectations and intentions based on certain assumptions and include any statement that is not historical in nature. These statements may be identified by the use of words such as "assume," "expect," "believe," "may," "will," "should," "anticipate," "intend," "plan," "estimate," "continue" and similar expressions. We caution that actual results could differ materially from those discussed in these forward-looking statements. Important factors that could contribute to our actual results differing materially from any forward-looking statements include, but are not limited to, those discussed under Part 1. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q; and Part 1. Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC, which are incorporated herein by reference. By their nature forward-looking statements are not guarantees of future performance or results and are subject to risks, uncertainties and assumptions that are difficult to predict or quantify. Actual future results may vary materially from expectations expressed or implied in this report or any of our prior communications. The forward-looking statements contained in this report reflect our expectations only as of the date of this report. You should not place undue reliance on forward-looking statements, as we do not undertake to update or revise forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statements were made, except as required by law.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the consolidated financial statements and the related notes that appear elsewhere in this document and with the Annual Report on Form 10-K for the year ended December 31, 2013.
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

•	Maximize value of deposits through the Company's bank.
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

Management monitors a number of metrics in evaluating the Company’s performance. The most significant of these are shown in the table and discussed in the text below:

	As of or For the Three Months Ended March 31,		Variance
	2014	2013	2014 vs. 2013
Customer Activity Metrics:
Daily average revenue trades ("DARTs")	197,944	148,538	33%
Average commission per trade	$10.64	$11.30	(6)%
Margin receivables (dollars in billions)	$7.3	$5.7	28%
End of period brokerage accounts	3,069,961	2,933,225	5%
Net new brokerage accounts	71,902	30,034	139%
Annualized brokerage account attrition rate	7.1%	8.5%	*
Customer assets (dollars in billions)	$269.0	$218.7	23%
Net new brokerage assets (dollars in billions)	$4.1	$3.1	32%
Brokerage related cash (dollars in billions)	$40.1	$34.7	16%
Company Financial Metrics:
Corporate cash (dollars in millions)	$525	$352	49%
E*TRADE Financial Tier 1 leverage ratio	7.0%	6.0%	1.0%
E*TRADE Financial Tier 1 common ratio	14.3%	11.2%	3.1%
E*TRADE Bank Tier 1 leverage ratio	9.7%	9.3%	0.4%
Special mention loan delinquencies (dollars in millions)	$195	$312	(38)%
Allowance for loan losses (dollars in millions)	$403	$455	(11)%
Enterprise net interest spread	2.47%	2.30%	0.17%
Enterprise interest-earning assets (average dollars in billions)	$42.1	$40.9	3%

*	Percentage not meaningful.
Customer Activity Metrics

•	DARTs are the predominant driver of commissions revenue from our customers.

•	Average commission per trade is an indicator of changes in our customer mix, product mix and/or product pricing.

•	Margin receivables represent credit extended to customers to finance their purchases of securities by borrowing against securities they own and are a key driver of net operating interest income.

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

Company Financial Metrics

•
Corporate cash is an indicator of the liquidity at the parent company. It is the primary source of capital above and beyond the capital deployed in our regulated subsidiaries. See Liquidity and Capital Resources for a reconciliation of this non-GAAP measure to the comparable GAAP measure.

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

•
Allowance for loan losses is an estimate of probable losses inherent in the loan portfolio as of the balance sheet date and is typically equal to management’s forecast of loan losses in the twelve months following the balance sheet date as well as the forecasted losses, including economic concessions to borrowers, over the estimated remaining life of loans modified as troubled debt restructurings ("TDR").

•	Enterprise interest-earning assets, in conjunction with our enterprise net interest spread, are indicators of our ability to generate net operating interest income.
Significant Events in the First Quarter of 2014
Launch of New Brand Platform - Type E*

•	We launched a new brand platform, Type E*. This campaign underscores our commitment to do more for, and build deeper relationships with, our customers.
Sale of the Market Making Business and Related Order Flow Agreement

•
We completed the sale of the market making business, G1 Execution Services, LLC, to an affiliate of Susquehanna International Group, LLP ("Susquehanna") on February 10, 2014, for $76 million. We do not expect the sale of the market making business to have a material impact on our results of operations as the net impact of the removal of principal transaction revenue and associated operating expenses, predominately in compensation and clearing expenses, is expected to be offset by an expected increase in order flow revenue as a result of routing all of our order flow to third parties.

•
Additionally, we entered into an order flow agreement whereby we agreed, subject to best execution standards, to route 70% of our customer equity flow to G1 Execution Services, LLC over the next five years.

Reduction of Legacy Risks

•
We decided to sell $0.8 billion carrying value of one-to-four family loans modified as TDRs. This transaction closed on April 22, 2014 for a slight gain on the sale which will be recognized in the second quarter of 2014.

•	We sold our remaining $17 million in amortized cost of our non-agency CMO portfolio and recognized a gain of $6 million on the sale.

•	We terminated $100 million of our high-cost securities sold under agreements to repurchase and recognized a loss on early extinguishment of debt of $12 million.
$75 Million Dividend Issued from E*TRADE Bank to the Parent Company

•
We received approval from our regulators for a $75 million dividend from E*TRADE Bank to the parent company, totaling $250 million in dividends over the last three quarters, continuing to reflect significant progress on our long-term capital plan.

EARNINGS OVERVIEW
We generated net income of $97 million, or $0.33 per diluted share, on total net revenue of $475 million for the three months ended March 31, 2014. Net operating interest income increased 10% to $266 million for the three months ended March 31, 2014 compared to the same period in 2013, which was driven primarily by the size and mix of the balance sheet as well as an increase in net interest spread. Commissions, fees and service charges, principal transactions and other revenue increased 18% to $194 million for the three months ended March 31, 2014, compared to the same period in 2013, which was driven primarily by an increase in trading activity during the first quarter of 2014.
Provision for loan losses decreased 91% to $4 million for the three months ended March 31, 2014 compared to the same period in 2013. The decrease was driven primarily by improving economic conditions, as evidenced by the lower levels of delinquent loans in the one- to four-family and home equity loan portfolios, home price improvement and loan portfolio run-off, as well as an $11 million benefit from a settlement with a third party mortgage originator. Total operating expenses decreased 2% to $290 million for the three months ended March 31, 2014 compared to the same period in 2013.
The following sections describe in detail the changes in key operating factors and other changes and events that affected net revenue, provision for loan losses, operating expense, other income (expense) and income tax expense.
Revenue
The components of revenue and the resulting variances are as follows (dollars in millions):

	Three Months Ended March 31,		Variance
			2014 vs. 2013
	2014	2013	Amount	%
Net operating interest income	$266	$241	$25	10%
Commissions	128	101	27	27%
Fees and service charges	47	32	15	47%
Principal transactions	10	22	(12)	(55)%
Gains on loans and securities, net	15	16	(1)	(6)%
Net impairment	—	(1)	1	*
Other revenues	9	9	—	0%
Total non-interest income	209	179	30	17%
Total net revenue	$475	$420	$55	13%

*	Percentage not meaningful.
Net Operating Interest Income
Net operating interest income increased 10% to $266 million for the three months ended March 31, 2014 compared to the same period in 2013. Net operating interest income is earned primarily through investing customer payables and deposits in enterprise interest-earning assets, which include: real estate loans, margin receivables, available-for-sale securities and held-to-maturity securities.
The following table presents enterprise average balance sheet data and enterprise income and expense data for our operations, as well as the related net interest spread, yields and rates and have been prepared on the basis required by the SEC’s Industry Guide 3, "Statistical Disclosure by Bank Holding Companies" (dollars in millions):

	Three Months Ended March 31,
	2014			2013
	Average Balance	Operating Interest Inc./Exp.	Average Yield/Cost	Average Balance	Operating Interest Inc./Exp.	Average Yield/Cost
Enterprise interest-earning assets:
Loans(1)	$8,397	$84	3.99%	$10,398	$107	4.10%
Available-for-sale securities	13,492	79	2.33%	12,987	64	1.98%
Held-to-maturity securities	10,551	77	2.90%	9,500	58	2.44%
Margin receivables	6,937	62	3.64%	5,667	54	3.90%
Cash and equivalents	1,148	—	0.15%	1,594	1	0.21%
Segregated cash	837	—	0.11%	158	—	0.11%
Securities borrowed and other	752	17	9.42%	592	13	8.76%
Total enterprise interest-earning assets	42,114	319	3.05%	40,896	297	2.91%
Non-operating interest-earning and non-interest earning assets(2)	4,269			5,096
Total assets	$46,383			$45,992
Enterprise interest-bearing liabilities:
Deposits	25,693	2	0.03%	26,950	3	0.05%
Customer payables	6,371	2	0.15%	5,059	2	0.15%
Securities sold under agreements to repurchase	4,457	35	3.14%	4,454	37	3.30%
Federal Home Loan Bank ("FHLB") advances and other borrowings	1,281	17	5.28%	1,261	17	5.37%
Securities loaned and other	1,226	—	0.05%	749	—	0.01%
Total enterprise interest-bearing liabilities	39,028	56	0.58%	38,473	59	0.61%
Non-operating interest-bearing and non-interest bearing liabilities(3)	2,398			2,600
Total liabilities	41,426			41,073
Total shareholders’ equity	4,957			4,919
Total liabilities and shareholders’ equity	$46,383			$45,992
Excess of enterprise interest-earning assets over enterprise interest-bearing liabilities/Enterprise net interest income/Spread	$3,086	$263	2.47%	$2,423	$238	2.30%

Enterprise net interest margin (net yield on enterprise interest-earning assets)			2.50%			2.33%
Ratio of enterprise interest-earning assets to enterprise interest-bearing liabilities			107.91%			106.30%
Return on average:
Total assets			0.83%			0.31%
Total shareholders' equity			7.80%			2.86%
Average equity to average total assets			10.68%			10.70%

Reconciliation from enterprise net interest income to net operating interest income (dollars in millions):

	Three Months Ended March 31,
	2014	2013
Enterprise net interest income	$263	$238
Customer assets held by third parties(4)	3	3
Net operating interest income	$266	$241

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

(4)
Includes revenue earned on average customer assets of $14.0 billion and $9.5 billion for the three months ended March 31, 2014 and 2013, respectively, held by third parties outside the Company, including money market funds and sweep deposit accounts at unaffiliated financial institutions. Fees earned on the customer assets are based on the federal funds rate plus a negotiated spread or other contractual arrangement with the third party institutions.

The fluctuation in enterprise interest-earning assets is driven primarily by changes in enterprise interest-bearing liabilities, specifically customer payables and deposits. Average enterprise interest-earning assets increased 3% to $42.1 billion for the three months ended March 31, 2014 compared to the same period in 2013. This was primarily a result of increases in average available-for-sale securities, held-to-maturity securities and margin receivables, which were partially offset by a decrease in average loans.
Average enterprise interest-bearing liabilities increased 1% to $39.0 billion for the three months ended March 31, 2014 compared to the same period in 2013. The increase in average enterprise interest-bearing liabilities was primarily due to increases in average customer payables and average securities loaned and other, partially offset by a decrease in average deposits.
As part of our strategy to strengthen our overall financial and franchise position, we have been focused on improving our capital ratios by reducing risk and deleveraging the balance sheet. Our deleveraging strategy included transferring customer deposits to third party institutions. At March 31, 2014, our customers held $14.4 billion of assets at third party institutions, including third party banks and money market funds. Approximately 70% of these off-balance sheet assets resulted from our deleveraging efforts. We estimate the impact of our deleveraging efforts on net operating interest income to be approximately 125 basis points based on the estimated current re-investment rates on these assets, less approximately 35 basis points of cost associated with holding these assets on our balance sheet, primarily, FDIC insurance premiums. While we may take some tactical actions in future periods, we consider our deleveraging initiatives to be complete.
Enterprise net interest spread increased by 17 basis points to 2.47% for the three months ended March 31, 2014 compared to the same period in 2013, due to higher yields on available-for-sale and held-to-maturity securities, partially offset by lower rates on margin receivables. During the three months ended March 31, 2014, the increase in enterprise net interest spread was driven primarily by the growth of margin receivables, securities loaned and a decrease in prepayment levels on securities. Enterprise net interest spread may further fluctuate based on the size and mix of the balance sheet, as well as the impact from the level of interest rates.
Commissions
Commissions revenue increased 27% to $128 million for the three months ended March 31, 2014 compared to the same period in 2013. The main factors that affect commissions are DARTs, average commission per trade and the number of trading days.
DART volume increased 33% to 197,944 for the three months ended March 31, 2014 compared to the same period in 2013. Option-related DARTs as a percentage of total DARTs represented 21% of trading volume for the three months ended March 31, 2014 compared to 24% for the same period in 2013.
Average commission per trade decreased 6% to $10.64 for the three months ended March 31, 2014 compared to the same period in 2013. Average commission per trade is impacted by customer mix and the different commission rates on various trade types (e.g. equities, options, fixed income, stock plan, exchange-traded funds, mutual funds, forex and cross border). Accordingly, changes in the mix of trade types will impact average commission per trade.
Fees and Service Charges
Fees and service charges increased 47% to $47 million for the three months ended March 31, 2014 compared to the same period in 2013. The table below shows the components of fees and service charges and the resulting variances (dollars in millions):

	Three Months Ended March 31,		Variance
			2014 vs. 2013
	2014	2013	Amount	%
Order flow revenue	$25	$15	$10	67%
Mutual fund service fees	5	4	1	25%
Advisor management fees	5	3	2	67%
Foreign exchange revenue	4	3	1	33%
Reorganization fees	2	1	1	100%
Other fees and service charges	6	6	—	0%
Total fees and service charges	$47	$32	$15	47%
The increase in fees and services charges for the three months ended March 31, 2014 was driven primarily by increased order flow revenue as a result of an increase in trading volumes and as E*TRADE Securities began routing all of its order flow to third parties following the sale of G1 Execution Services, LLC which was completed on February 10, 2014. In addition, advisor management fees increased, driven by assets in managed accounts within our retirement, investing and savings products, which were $2.6 billion at March 31, 2014, compared to $1.6 billion at March 31, 2013.
Principal Transactions
Principal transactions decreased 55% to $10 million for the three months ended March 31, 2014 compared to the same period in 2013. Principal transactions were derived from our market making business in which we acted as a market-maker for our brokerage customers’ orders as well as orders from third party customers. On February 10, 2014, we completed the sale of the market making business to an affiliate of Susquehanna and no longer generate principal transactions revenue.
Gains on Loans and Securities, Net
Gains on loans and securities, net decreased 6% to $15 million for the three months ended March 31, 2014 compared to the same period in 2013. The table below shows the activity and resulting variances (dollars in millions):

	Three Months Ended March 31,		Variance
			2014 vs. 2013
	2014	2013	Amount	%
Gains on available-for-sale securities, net	$19	$16	$3	19%
Hedge ineffectiveness	(4)	—	(4)	*
Gains on loans and securities, net	$15	$16	$(1)	(6)%

*	Percentage not meaningful.

Gains on loans and securities, net for the three months ended March 31, 2014, included a $6 million gain recognized on the sale of our remaining $17 million in amortized cost of available-for-sale non-agency CMOs.
Provision for Loan Losses
Provision for loan losses decreased 91% to $4 million for the three months ended March 31, 2014 compared to the same period in 2013. The decrease in provision for loan losses was driven primarily by improving economic conditions, as evidenced by the lower levels of delinquent loans in the one- to four-family and home equity loan portfolios, home price improvement and loan portfolio run-off for the three months ended March 31, 2014. Provision for loan losses also included $11 million and $13 million of benefits recognized from settlements with a third party mortgage originator during the three months ended March 31, 2014 and 2013, respectively.
Operating Expense
The components of operating expense and the resulting variances are as follows (dollars in millions):

	Three Months Ended March 31,		Variance
			2014 vs. 2013
	2014	2013	Amount	%
Compensation and benefits	$98	$96	$2	2%
Advertising and market development	34	37	(3)	(8)%
Clearing and servicing	28	32	(4)	(13)%
FDIC insurance premiums	24	29	(5)	(17)%
Professional services	24	17	7	41%
Occupancy and equipment	18	18	—	0%
Communications	18	18	—	0%
Depreciation and amortization	21	23	(2)	(9)%
Amortization of other intangibles	5	6	(1)	(17)%
Facility restructuring and other exit activities	3	7	(4)	(57)%
Other operating expenses	17	12	5	42%
Total operating expense	$290	$295	$(5)	(2)%

Compensation and Benefits
Compensation and benefits increased 2% to $98 million for the three months ended March 31, 2014 compared to the same period in 2013. The increase resulted primarily from increased salaries expense due to increased headcount when compared to the same period in 2013. This increase was partially offset by a decrease in incentive compensation.
Clearing and Servicing
Clearing and servicing decreased 13% to $28 million for the three months ended March 31, 2014 compared to the same period in 2013. The decrease resulted primarily from lower servicing fees when compared to the same period in 2013 as the loan portfolio continues to run-off. In addition, clearing fees decreased as a result of the sale of the market making business which was partially offset by costs associated with an increase in DARTs, when compared to the same period in 2013.
FDIC Insurance Premiums
FDIC insurance premiums decreased 17% to $24 million for the three months ended March 31, 2014 compared to the same period in 2013. The decrease for the three months ended March 31, 2014 was primarily due to the continued improvement and quality of our balance sheet, improving capital ratios and overall risk profile when compared to the same period in 2013.
Professional Services
Professional services increased 41% to $24 million for the three months ended March 31, 2014 compared to the same period in 2013, primarily driven by professional services engagements focused on improving the customer experience and overall product offering.
Facility Restructuring and Other Exit Activities
Facility restructuring and other exit activities were $3 million for the three months ended March 31, 2014 compared to $7 million for the same period in 2013. The costs in the first quarter of 2014 were driven by severance costs incurred primarily related to our exit of the market making business and were partially offset by the $4 million gain on the sale of that business, which was completed on February 10, 2014.
Other Income (Expense)
Other income (expense) increased 48% to $37 million for the three months ended March 31, 2014 compared to the same period in 2013 as shown in the following table (dollars in millions):

	Three Months Ended March 31,		Variance
			2014 vs. 2013
	2014	2013	Amount	%
Corporate interest expense	(28)	(29)	1	(3)%
Losses on early extinguishment of debt	(12)	—	(12)	*
Equity in income of investments and other	3	4	(1)	(25)%
Total other income (expense)	$(37)	$(25)	$(12)	48%

*	Percentage not meaningful.
Total other income (expense) primarily consists of corporate interest expense of $28 million and $29 million for the three months ended March 31, 2014 and 2013, respectively. In addition, during the three months ended March 31, 2014 we recognized $12 million of losses on early extinguishment of debt as a result of the early extinguishment of $100 million in repurchase agreements.
Income Tax Expense
Income tax expense was $47 million and $22 million for the three months ended March 31, 2014 and 2013, respectively. The effective tax rate was 33% for the three months ended March 31, 2014 compared to 39% for the same period in 2013. During the three months ended March 31, 2014, income tax expense included $7 million of benefit related to a recent change to the New York state tax code and its impact on state deferred taxes. Excluding the impact of the recent change to the New York state tax code, our effective tax rate for the three months ended March 31, 2014 would have been 38%, calculated in the following table (dollars in millions):

	For the Three Months Ended March 31, 2014
	Pre-tax Income	Tax Expense (Benefit)	Tax Rate
Taxes and tax rate before the impact of the change in New York state tax code	$144	$54	38%
Impact of the change in the New York State tax code	—	(7)
Income taxes and tax rate as reported	$144	$47	33%
Valuation Allowance
We are required to establish a valuation allowance for deferred tax assets and record a corresponding charge to income tax expense if it is determined, based on evaluation of available evidence at the time the determination is made, that it is more likely than not that some or all of the deferred tax assets will not be realized. If we were to conclude that a valuation allowance was required, the resulting loss could have a material adverse effect on our financial condition and results of operations. As of March 31, 2014, we did not establish a valuation allowance against our federal deferred tax assets as we believe that it is more likely than not that all of these assets will be realized. More than half of our existing federal deferred tax assets are not related to net operating losses and therefore, have no expiration date. We expect to utilize the majority of our existing federal deferred tax assets within the next five years.
SEGMENT RESULTS REVIEW
We report operating results in two segments: 1) trading and investing; and 2) balance sheet management. Trading and investing includes retail brokerage products and services; investor-focused banking products; and corporate services. Balance sheet management includes the management of asset allocation; loans previously originated by the Company or purchased from third parties; customer payables and deposits; and credit, liquidity and interest rate risk for the Company as described in the Risk Management section. Costs associated with certain functions that are centrally-managed are separately reported in a corporate/other category. For more information on our segments, see Note 14—Segment Information in Item 1. Consolidated Financial Statements (Unaudited).

Trading and Investing
The following table summarizes trading and investing financial information and key customer activity metrics as of and for the three months ended March 31, 2014 and 2013 (dollars in millions, except for key metrics):

	Three Months Ended March 31,		Variance
			2014 vs. 2013
	2014	2013	Amount	%
Net operating interest income	$143	$134	$9	7%
Commissions	128	101	27	27%
Fees and service charges	47	32	15	47%
Principal transactions	10	22	(12)	(55)%
Other revenues	8	8	—	0%
Total net revenue	336	297	39	13%
Total operating expense	195	199	(4)	(2)%
Trading and investing income	$141	$98	$43	44%

Key Customer Activity Metrics:
DARTs	197,944	148,538	49,406	33%
Average commission per trade	$10.64	$11.30	$(0.66)	(6)%
Margin receivables (dollars in billions)	$7.3	$5.7	$1.6	28%
End of period brokerage accounts	3,069,961	2,933,225	136,736	5%
Net new brokerage accounts	71,902	30,034	41,868	139%
Annualized brokerage account attrition rate	7.1%	8.5%	(1.4)%	*
Customer assets (dollars in billions)	$269.0	$218.7	$50.3	23%
Net new brokerage assets (dollars in billions)	$4.1	$3.1	$1.0	32%
Brokerage related cash (dollars in billions)	$40.1	$34.7	$5.4	16%

*	Percentage not meaningful.

The trading and investing segment offers products and services to individual retail investors, generating revenue from these brokerage and banking relationships and from corporate services activities. This segment generates five main sources of revenue: net operating interest income; commissions; fees and service charges; principal transactions; and other revenues. Net operating interest income is generated primarily from margin receivables and from a deposit transfer pricing arrangement with the balance sheet management segment. The balance sheet management segment utilizes customer payables and deposits and compensates the trading and investing segment via a market-based transfer pricing arrangement. This compensation is reflected in segment results as operating interest income for the trading and investing segment and operating interest expense for the balance sheet management segment, and is eliminated in consolidation. Other revenues include results from providing software and services for managing equity compensation plans from corporate customers, as we ultimately service retail investors through these corporate relationships.
Trading and investing income increased 44% to $141 million for the three months ended March 31, 2014 compared to the same period in 2013. We continued to generate net new brokerage accounts, ending the first quarter of 2014 with 3.1 million accounts. Brokerage related cash, which is one of our most profitable sources of funding, increased by $5.4 billion to $40.1 billion when compared to the same period in 2013.
Trading and investing, net operating interest income increased 7% to $143 million for the three months ended March 31, 2014 driven primarily by an increase in margin receivables when compared to the same period in 2013.
Trading and investing commissions increased 27% to $128 million for the three months ended March 31, 2014 compared to the same period in 2013. This increase in commissions was primarily the result of an increase in DARTs of 33% to 197,944 for the three months ended March 31, 2014 compared to the same period in 2013.
Trading and investing fees and service charges increased 47% to $47 million for the three months ended March 31, 2014 compared to the same period in 2013. The increase in fees and services charges was driven primarily by increased order flow revenue as a result of an increase in trading volumes and as E*TRADE Securities began routing all of its order flow to third parties following the sale of G1 Execution Services, LLC which was completed on February 10, 2014. In addition, advisor management fees increased, driven by assets in managed accounts within our retirement, investing and savings products, which were $2.6 billion at March 31, 2014, compared to $1.6 billion at March 31, 2013.
Trading and investing principal transactions decreased 55% to $10 million for the three months ended March 31, 2014 compared to the same period in 2013. Principal transactions were derived from our market making business in which we acted as a market-maker for our brokerage customers’ orders as well as orders from third party customers. On February 10, 2014, we completed the sale of the market making business to an affiliate of Susquehanna and no longer generate principal transactions revenue.
Trading and investing operating expense decreased 2% to $195 million for the three months ended March 31, 2014 compared to the same period in 2013.
As of March 31, 2014, we had approximately 3.1 million brokerage accounts, 1.2 million stock plan accounts and 0.4 million banking accounts. For the three months ended March 31, 2014 and 2013, our brokerage products contributed 81% and 77%, respectively, and our banking products contributed 19% and 23%, respectively, of total trading and investing net revenue.
Balance Sheet Management
The following table summarizes balance sheet management financial information and key financial metrics as of and for the three months ended March 31, 2014 and 2013 (dollars in millions):

	Three Months Ended March 31,		Variance
			2014 vs. 2013
	2014	2013	Amount	%
Net operating interest income	$123	$107	$16	15%
Gains on loans and securities, net	15	16	(1)	(6)%
Net impairment	—	(1)	1	*
Other revenues	1	1	—	0%
Total net revenue	139	123	16	13%
Provision for loan losses	4	43	(39)	(91)%
Total operating expense	41	50	(9)	(18)%
Balance sheet management income	$94	$30	$64	213%
Key Financial Metrics:
Special mention loan delinquencies	$195	$312	$(117)	(38)%
Allowance for loan losses	$403	$455	$(52)	(11)%

*	Percentage not meaningful.
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
The balance sheet management segment income increased 213% to $94 million for the three months ended March 31, 2014 compared to the same period in 2013. The increase in balance sheet management income was primarily due to a decrease in provision for loan losses of 91% to $4 million and increase in net operating interest income for the three months ended March 31, 2014 compared to the same period in 2013.
The balance sheet management net operating interest income increased 15% to $123 million for the three months ended March 31, 2014 compared to the same period in 2013. The increase was driven by increases in average available-for-sale and held-to-maturity securities partially offset by a decrease in loans.

Gains on loans and securities, net decreased 6% to $15 million for the three months ended March 31, 2014 compared to the same period in 2013. Gains on loans and securities, net for the three months ended March 31, 2014, included a $6 million gain recognized on the sale of our remaining $17 million in amortized cost of available-for-sale non-agency CMOs.
Provision for loan losses decreased 91% to $4 million for the three months ended March 31, 2014 compared to the same period in 2013. The decrease in provision for loan losses was driven primarily by improving economic conditions, as evidenced by the lower levels of delinquent loans in the one- to four-family and home equity loan portfolios, home price improvement and loan portfolio run-off, as well as an $11 million recognized benefit from a settlement with a third party mortgage originator.
Total balance sheet management operating expense decreased 18% to $41 million for the three months ended March 31, 2014 compared to the same period in 2013. The decrease in operating expense for the three months ended March 31, 2014 resulted primarily from lower FDIC insurance premiums and reduced servicing expenses due to lower loan balances when compared to the same period in 2013.
Corporate/Other
The following table summarizes corporate/other financial information for the three months ended March 31, 2014 and 2013 (dollars in millions):

	Three Months Ended March 31,		Variance
			2014 vs. 2013
	2014	2013	Amount	%
Total net revenue	$—	$—	$—	*
Compensation and benefits	24	21	3	14%
Professional services	12	8	4	50%
Occupancy and equipment	3	1	2	200%
Depreciation and amortization	5	4	1	25%
Facility restructuring and other exit activities	3	7	(4)	(57)%
Other operating expenses	7	5	2	40%
Total operating expense	54	46	8	17%
Operating loss	(54)	(46)	(8)	17%
Total other income (expense)	(37)	(25)	(12)	48%
Corporate/other loss	$(91)	$(71)	$(20)	28%

*	Percentage not meaningful.
The corporate/other category includes costs that are centrally-managed, technology related costs incurred to support centrally-managed functions, restructuring and other exit activities, corporate debt and corporate investments.
The corporate/other loss before income taxes was $91 million for the three months ended March 31, 2014, compared to $71 million for the same period in 2013.
The operating loss increased 17% to $54 million for the three months ended March 31, 2014 compared to the same period in 2013 primarily due to increased compensation and benefits, professional services, occupancy and equipment and other operating expenses partially offset by lower facility restructuring and other exit activities. Facility restructuring and other exit activities for the three months ended March 31, 2014 were driven by severance costs incurred primarily related to our exit of the market making business. These costs were partially offset by the $4 million gain on the sale of that business, which was completed on February 10, 2014.
Total other income (expense) primarily consists of corporate interest expense of $28 million and $29 million for the three months ended March 31, 2014 and 2013, respectively. In addition, during the three months ended March 31, 2014 we recognized $12 million of losses on early extinguishment of debt as a result of the early extinguishment of $100 million in repurchase agreements.

BALANCE SHEET OVERVIEW
The following table sets forth the significant components of the consolidated balance sheet (dollars in millions):

			Variance
	March 31,	December 31,	2014 vs. 2013
	2014	2013	Amount	%
Assets:
Cash and equivalents	$1,585	$1,838	$(253)	(14)%
Segregated cash	981	1,066	(85)	(8)%
Securities(1)	24,014	23,773	241	1%
Margin receivables	7,346	6,353	993	16%
Loans held-for-sale	795	—	795	*
Loans receivable, net	6,982	8,123	(1,141)	(14)%
Investment in FHLB stock	56	61	(5)	(8)%
Other(2)	4,679	5,066	(387)	(8)%
Total assets	$46,438	$46,280	$158	0%
Liabilities and shareholders’ equity:
Deposits	$25,749	$25,971	$(222)	(1)%
Wholesale borrowings(3)	5,632	5,822	(190)	(3)%
Customer payables	6,260	6,310	(50)	(1)%
Corporate debt	1,769	1,768	1	0%
Other liabilities	1,996	1,553	443	29%
Total liabilities	41,406	41,424	(18)	0%
Shareholders’ equity	5,032	4,856	176	4%
Total liabilities and shareholders’ equity	$46,438	$46,280	$158	0%

(1)	Includes balance sheet line items available-for-sale and held-to-maturity securities.

(2)	Includes balance sheet line items property and equipment, net, goodwill, other intangibles, net and other assets.

(3)	Includes balance sheet line items securities sold under agreements to repurchase and FHLB advances and other borrowings.

*	Percentage not meaningful.
Segregated Cash
Segregated cash decreased by $85 million to $981 million during the three months ended March 31, 2014. The level of cash required to be segregated under federal or other regulations, or segregated cash, is driven largely by customer cash and securities lending balances we hold as a liability in excess of the amount of margin receivables and securities borrowed balances we hold as an asset. The excess represents customer cash that we are required by our regulators to segregate for the exclusive benefit of our brokerage customers.

Securities
Available-for-sale and held-to-maturity securities are summarized as follows (dollars in millions):

			Variance
	March 31,	December 31,	2014 vs. 2013
	2014	2013	Amount	%
Available-for-sale securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$11,423	$12,236	$(813)	(7)%
Non-agency CMOs	—	14	(14)	(100)%
Total residential mortgage-backed securities	11,423	12,250	(827)	(7)%
Investment securities	1,343	1,342	1	—%
Total available-for-sale securities	$12,766	$13,592	$(826)	(6)%
Held-to-maturity securities:
Agency residential mortgage-backed securities and CMOs	$9,048	$8,359	$689	8%
Investment securities	2,200	1,822	378	21%
Total held-to-maturity securities	$11,248	$10,181	$1,067	10%
Total securities	$24,014	$23,773	$241	1%
Securities represented 52% and 51% of total assets at March 31, 2014 and December 31, 2013, respectively. The decrease in available-for-sale securities during the three months ended March 31, 2014 was primarily due to sales and principal paydowns on agency mortgage-backed securities and CMOs. Additionally, we sold $17 million in amortized cost of available-for-sale non-agency CMOs during the first quarter of 2014 as part of our continued focus to reduce legacy risks. The increase in held-to-maturity securities was a result of the purchase of agency mortgage-backed securities and CMOs and agency debt securities, included in investment securities.
Loans Held-For-Sale
At the end of the first quarter in 2014, we decided to sell $0.8 billion of our one-to four-family loans modified as TDRs. These loans were transferred to held-for-sale at March 31, 2014 and the sale closed on April 22, 2014. See the Loans Receivable, Net section below for more information on the transfer.
Loans Receivable, Net
Loans receivable, net are summarized as follows (dollars in millions):

			Variance
	March 31,	December 31,	2014 vs. 2013
	2014	2013	Amount	%
One- to four-family	$3,479	$4,475	$(996)	(22)%
Home equity	3,304	3,454	(150)	(4)%
Consumer and other	565	602	(37)	(6)%
Unamortized premiums, net	37	45	(8)	(18)%
Allowance for loan losses	(403)	(453)	50	(11)%
Total loans receivable, net	$6,982	$8,123	$(1,141)	(14)%
Loans receivable, net decreased 14% to $7.0 billion at March 31, 2014 from $8.1 billion at December 31, 2013. This decline was primarily due to the transfer of $0.8 billion of our one- to four-family loans modified as TDRs to held-for-sale, as discussed above. As a result of this transfer, we recorded a charge-off of $42 million related to these one-to four-family loans which drove the majority of the decrease in the allowance for loan losses during the three months ended March 31, 2014. Additionally, we are continuing our strategy of reducing balance sheet risk by allowing the loan portfolio to pay down, which we plan to do for the foreseeable future.

Other Assets
Total other assets decreased 8% to $4.7 billion primarily due to the disposition of held-for-sale assets related to our market making business during the first quarter of 2014. At December 31, 2013, held-for-sale assets were reported in the other assets line item on the consolidated balance sheet, which consisted primarily of $105 million of trading securities and $21 million of other intangibles, net. We completed the sale of the market making business on February 10, 2014. See Note 2—Disposition in Item 1. Consolidated Financial Statements (Unaudited) for additional information on the market making business.
Deposits
Deposits are summarized as follows (dollars in millions):

			Variance
	March 31,	December 31,	2014 vs. 2013
	2014	2013	Amount	%
Sweep deposits	$19,413	$19,592	$(179)	(1)%
Complete savings deposits	4,232	4,303	(71)	(2)%
Checking deposits	1,149	1,098	51	5%
Other money market and savings deposits	895	914	(19)	(2)%
Time deposits	60	64	(4)	(6)%
Total deposits	$25,749	$25,971	$(222)	(1)%
Deposits represented 62% and 63% of total liabilities at March 31, 2014 and December 31, 2013, respectively. At March 31, 2014, 90% of our customer deposits were covered by FDIC insurance. Deposits provide the benefit of lower interest costs compared with wholesale funding alternatives.
The majority of the deposits balance, specifically sweep deposits, is included in brokerage related cash and reported as a customer activity metric of $40.1 billion and $39.7 billion at March 31, 2014 and December 31, 2013, respectively. The total brokerage related cash balance is summarized as follows (dollars in millions):

			Variance
	March 31,	December 31,	2014 vs. 2013
	2014	2013	Amount	%
Deposits	$25,749	$25,971	$(222)	(1)%
Less: bank related cash(1)	(6,336)	(6,379)	43	(1)%
Customer payables	6,260	6,310	(50)	(1)%
Customer assets held by third parties(2)	14,435	13,783	652	5%
Total brokerage related cash(3)	$40,108	$39,685	$423	1%

(1)	Bank related cash includes complete savings deposits, checking deposits, other money market and savings deposits and time deposits.

(2)
Customer assets held by third parties are not reflected on our consolidated balance sheet and are not immediately available for liquidity purposes. However, we maintain the ability to bring the majority of these customer assets back on the balance sheet with appropriate notification to the third parties.

(3)	Increases in brokerage related cash generally indicate that the use of our products and services by existing and new brokerage customers is expanding.
As part of our strategy to strengthen our overall financial and franchise position we have been focused on improving our capital ratios by reducing risk and deleveraging the balance sheet. Our deleveraging strategy included transferring customer deposits to third party institutions. At March 31, 2014, our customers held $14.4 billion of assets at third party institutions, including third party banks and money market funds. Approximately 70% of these off-balance sheet assets resulted from our deleveraging efforts.  While we may take some tactical actions in future periods, we consider our deleveraging initiatives to be complete.
Customer assets held by third parties included $4.5 billion and $4.4 billion of customer sweep deposits at March 31, 2014 and December 31, 2013, respectively in the extended insurance sweep deposit account program ("ESDA") that we have in place for brokerage customers. At March 31, 2014, the ESDA program utilized E*TRADE Bank in combination with six additional third party program banks to allow certain customers the ability to insure at least $1,250,000 of the cash they hold in the ESDA. In addition, customer assets held by third parties at March 31, 2014 and December 31, 2013 included $9.9 billion and $9.4 billion, respectively, held in third party money market funds in which our customers can elect to participate.

Wholesale Borrowings
Wholesale borrowings, which consist of securities sold under agreements to repurchase and FHLB advances and other borrowings, are summarized as follows (dollars in millions):

			Variance
	March 31,	December 31,	2014 vs. 2013
	2014	2013	Amount	%
Securities sold under agreements to repurchase	$4,345	$4,543	$(198)	(4)%
FHLB advances	$856	$851	$5	1%
Subordinated debentures	428	428	—	0%
Other	3	—	3	*
Total FHLB advances and other borrowings	$1,287	$1,279	$8	1%
Total wholesale borrowings	$5,632	$5,822	$(190)	(3)%

*	Percentage not meaningful.

Wholesale borrowings represented 14% of total liabilities at both March 31, 2014 and December 31, 2013. Securities sold under agreements to repurchase and FHLB advances are the primary wholesale funding sources of the Bank. During the first quarter of 2014, we terminated $100 million of securities sold under agreements to repurchase which resulted in a $12 million loss on early extinguishment of debt. We expect securities sold under agreements to repurchase to decrease by approximately $600 million in the second quarter of 2014 due to maturities that we do not plan to renew.

Corporate Debt
Corporate debt by type is shown as follows (dollars in millions):

	Face Value	Discount	Net
March 31, 2014
Interest-bearing notes:
6 3/4% Notes, due 2016	$435	$(4)	$431
6% Notes, due 2017	505	(3)	502
6 3/8% Notes, due 2019	800	(6)	794
Total interest-bearing notes	1,740	(13)	1,727
Non-interest-bearing debt:
0% Convertible debentures, due 2019	42	—	42
Total corporate debt	$1,782	$(13)	$1,769

	Face Value	Discount	Net
December 31, 2013
Interest-bearing notes:
6 3/4% Notes, due 2016	$435	$(4)	$431
6% Notes, due 2017	505	(4)	501
6 3/8% Notes, due 2019	800	(6)	794
Total interest-bearing notes	1,740	(14)	1,726
Non-interest-bearing debt:
0% Convertible debentures, due 2019	43	—	43
Total corporate debt	$1,783	$(14)	$1,769

Shareholders’ Equity
The activity in shareholders’ equity during the three months ended March 31, 2014 is summarized as follows (dollars in millions):

	Common Stock / Additional Paid-In Capital	Accumulated Deficit / Other Comprehensive Loss	Total
Beginning balance, December 31, 2013	$7,331	$(2,475)	$4,856
Net income	—	97	97
Net change from available-for-sale securities	—	69	69
Net change from cash flow hedging instruments	—	5	5
Other(1)	5	—	5
Ending balance, March 31, 2014	$7,336	$(2,304)	$5,032

(1)	Other includes conversions of convertible debt, employee share-based compensation and changes in accumulated other comprehensive loss from foreign currency translation.

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
Our corporate liquidity needs are primarily driven by the amount of principal and interest due on our corporate debt as well as any capital needs at E*TRADE Bank. Our banking liquidity needs are driven primarily by the level and volatility of our customer deposits. Management maintains a set of liquidity sources and monitors certain business trends and market metrics closely in an effort to ensure we have sufficient liquidity and to avoid dependence on other more expensive sources of funding.
Management believes the following sources of liquidity are of critical importance in maintaining ample funding for liquidity needs: Corporate cash, Bank cash, deposits and unused FHLB borrowing capacity. Management believes that within deposits, sweep deposits are of particular importance as they are the most stable source of liquidity for E*TRADE Bank when compared to non-sweep deposits. While in recent periods we have transferred customer sweep deposits to third party banks that participate in our ESDA program, we maintain the ability to bring the majority of these off-balance sheet deposits back to E*TRADE Bank with appropriate notification to the third party program banks. In addition, certain customer payables and sweep deposits were transferred to third party money market funds. At March 31, 2014, we had $4.5 billion and $9.9 billion of customer deposits at third party banks and third party money market funds, respectively. We continually assess our liquidity position with respect to our ESDA program with the third party banks, and maintain additional sources of liquidity outside of deposits through other programs that are available to us. Refer to Other Sources of Liquidity within this section for additional information on those programs.
Capital is generated primarily through the business operations of the trading and investing and balance sheet management segments, which are primarily contained within E*TRADE Bank; therefore, we believe a key indicator of the capital generated or used in our business operations is the level of regulatory capital in E*TRADE Bank. At March 31, 2014, E*TRADE Bank’s Tier 1 leverage ratio was 9.7%, an increase from 9.5% at December 31, 2013. We have been focused on improving the Tier 1 leverage ratio at E*TRADE Bank through continued earnings and deleveraging the balance sheet by a reduction in wholesale borrowings, retail deposits and customer payables. While we may take some tactical actions in future periods, we consider our deleveraging initiatives to be complete within E*TRADE Bank. We are now focused on continuing to generate capital through earnings.
We submitted an initial long-term capital plan to the OCC and Federal Reserve during the second quarter of 2012. The plan included: our five-year business strategy; forecasts of our business results and capital ratios; capital distribution plans in current and adverse operating conditions; and internally developed stress tests. During the third quarter of 2012, we received initial feedback from our regulators on this plan and we believe that key elements of this plan, specifically reducing risk, deleveraging the balance sheet and the development of an enterprise risk management function, are critical. We submitted an updated long-term capital plan to the OCC and Federal Reserve in February 2013, which included the key elements outlined in the initial plan as well as the progress made during 2012 on those key elements. We believe we have made important progress on our long-term capital plan, as evidenced by the $75 million dividend that our regulators approved from E*TRADE Bank in the first quarter of 2014 and $175 million in dividends approved during 2013. We plan to request a similar dividend each quarter over the near term up to the level of E*TRADE Bank's net income from the previous quarter, while continuing an active and ongoing dialogue with our regulators to ensure our execution of the plan is consistent with their expectations.
Consolidated Cash and Equivalents
The consolidated cash and equivalents balance decreased by $253 million to $1.6 billion at March 31, 2014 when compared to December 31, 2013. The majority of this balance is cash held in regulated subsidiaries, primarily the Bank, outlined as follows (dollars in millions):

	March 31,	December 31,	March 31,
	2014	2013	2013
Corporate cash	$525	$415	$352
Bank cash(1)	1,036	1,402	1,126
International brokerage and other cash	24	21	30
Total consolidated cash and equivalents	$1,585	$1,838	$1,508

(1)
Bank cash included $590 million, $507 million and $311 million of cash at March 31, 2014, December 31, 2013 and March 31, 2013, respectively, held by E*TRADE Clearing LLC and E*TRADE Securities LLC, which are broker-dealer subsidiaries of E*TRADE Bank.

Corporate cash is the primary source of liquidity at the parent company. We define corporate cash as cash held at the parent company as well as cash held in certain subsidiaries that can distribute cash to the parent company without any regulatory approval. We believe corporate cash is a useful measure of the parent company’s liquidity as it is the primary source of capital above and beyond the capital deployed in our regulated subsidiaries. Corporate cash can fluctuate in any given quarter and is impacted primarily by tax settlements, approval and timing of subsidiary dividends, debt service costs and other overhead cost sharing arrangements. Corporate cash ended at $525 million, which included the $76 million cash proceeds from the sale of the market making business and the $75 million dividend from E*TRADE Bank to the parent company in the first quarter of 2014. We target corporate cash to be at least two times our annual debt service, or approximately $220 million. From the level of corporate cash at March 31, 2014, we expect this balance to grow assuming we continue to receive regulatory approval for future dividends. At March 31, 2014 the parent company had $247 million in net deferred tax assets, which will ultimately become sources of corporate cash as the parent’s subsidiaries reimburse the parent for the use of its deferred tax assets.
Liquidity Available from Subsidiaries
Liquidity available to us from our subsidiaries is limited by regulatory requirements. In addition, neither E*TRADE Bank nor its subsidiaries may pay dividends to the parent company without approval from its regulators. Loans by E*TRADE Bank to the parent company and its other non-bank subsidiaries are subject to various quantitative, arm’s length, collateralization and other requirements.
E*TRADE Bank is subject to capital requirements determined by its primary regulators. At March 31, 2014 and December 31, 2013, E*TRADE Bank had $2.0 billion and $1.9 billion, respectively, of capital in excess of the amount needed to meet the regulatory minimum Tier 1 leverage ratio required to be considered "well capitalized."
Our broker-dealer subsidiaries are subject to capital requirements determined by their respective regulators. At March 31, 2014 and December 31, 2013, all of our brokerage subsidiaries met their minimum net capital requirements. Our broker-dealer subsidiaries had excess net capital of $894 million at March 31, 2014, an increase of $21 million from $873 million at December 31, 2013. The excess net capital of the broker-dealer subsidiaries at March 31, 2014 included $566 million and $315 million of excess net capital at E*TRADE Clearing LLC and E*TRADE Securities LLC, respectively, which are subsidiaries of E*TRADE Bank and these amounts are also included in the excess capital of E*TRADE Bank.
Financial Regulatory Reform Legislation and Basel III Framework

The Dodd-Frank Act requires all companies, including savings and loan holding companies, that directly or indirectly control an insured depository institution to serve as a source of strength for the institution. The implementation of holding company capital requirements will impact us as the parent company was not previously subject to regulatory capital requirements. These requirements will become effective for us on January 1, 2015, subject to a phase-in period for certain requirements over several years, as further explained below. We believe these capital ratios are an important measure of capital strength and accordingly we manage our capital against the current capital ratios that apply to bank holding companies in preparation for the application of these requirements. The Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital ratios are non-GAAP measures as the parent company is not yet held to these regulatory capital requirements and are calculated as follows (dollars in millions):

	March 31,	December 31,	March 31,
	2014	2013	2013
Shareholders’ equity	$5,032	$4,856	$4,952
Deduct:
Losses in other comprehensive income on available-for-sale debt securities and cash flow hedges, net of tax	(384)	(459)	(304)
Goodwill and other intangible assets, net of deferred tax liabilities	1,638	1,654	1,883
Add:
Qualifying restricted core capital elements (TRUPs)(1)	433	433	433
Subtotal	4,211	4,094	3,806
Deduct:
Disallowed servicing assets and deferred tax assets	1,138	1,185	1,265
Tier 1 capital	3,073	2,909	2,541
Add:
Allowable allowance for loan losses	232	228	238
Total capital	$3,305	$3,137	$2,779
Total average assets	$46,382	$46,038	$45,679
Deduct:
Goodwill and other intangible assets, net of deferred tax liabilities	1,638	1,654	1,883
Subtotal	44,744	44,384	43,796
Deduct:
Disallowed servicing assets and deferred tax assets	1,138	1,185	1,265
Average total assets for leverage capital purposes	$43,606	$43,199	$42,531

Total risk-weighted assets(2)	$18,403	$17,992	$18,742

Tier 1 leverage ratio (Tier 1 capital / Average total assets for leverage capital purposes)	7.0%	6.7%	6.0%
Tier 1 capital / Total risk-weighted assets	16.7%	16.2%	13.6%
Total capital / Total risk-weighted assets	18.0%	17.4%	14.8%

(1)
The Company included 100% of its trust preferred securities ("TRUPs") in E*TRADE Financial's Tier 1 capital, as the final ruling issued in July 2013 by the regulatory agencies has the phase-out of TRUPs beginning in 2015 for the Company. If the TRUPs phase-out had been implemented, E*TRADE Financial's Tier 1 leverage ratio would have been 6.0% at March 31, 2014.

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

At March 31, 2014, our Tier 1 leverage ratio was approximately 7.0% compared to the minimum ratio required to be "well capitalized" of 5%, the Tier 1 risk-based capital ratio was approximately 16.7% compared to the minimum ratio required to be "well capitalized" of 6%, and the total risk-based capital ratio was approximately 18.0% compared to the minimum ratio required to be "well capitalized" of 10%.
Our Tier 1 common ratio, which is a non-GAAP measure and has no mandated minimum or "well capitalized" standard, was 14.3% at March 31, 2014. We believe this ratio is an important measure of our capital strength. The Tier 1 common ratio is defined as Tier 1 capital less elements of Tier 1 capital that are not in the form of common equity, such as trust preferred securities, divided by total risk-weighted assets. The following table shows the calculation of the Tier 1 common ratio (dollars in millions):

	March 31,	December 31,	March 31,
	2014	2013	2013
Shareholders’ equity	$5,032	$4,856	$4,952
Deduct:
Losses in other comprehensive income on available-for-sale debt securities and cash flow hedges, net of tax	(384)	(459)	(304)
Goodwill and other intangible assets, net of deferred tax liabilities	1,638	1,654	1,883
Subtotal	3,778	3,661	3,373
Deduct:
Disallowed servicing assets and deferred tax assets	1,138	1,185	1,265
Tier 1 common	$2,640	$2,476	$2,108
Total risk-weighted assets	$18,403	$17,992	$18,742
Tier 1 common ratio (Tier 1 common / Total risk-weighted assets)	14.3%	13.8%	11.2%

In July 2013, the U.S. Federal banking agencies finalized a rule to implement Basel III in the U.S., a framework for the calculation and components of a banking organization’s regulatory capital and for calculating a banking organization’s risk-weighted assets. Among other things, the Basel III rule raises the minimum thresholds for required capital ratios and revises certain aspects of the definitions and elements of the capital that can be used to satisfy these required minimum ratios. While the rule became effective on January 1, 2014 for certain large banking organizations, most U.S. banking organizations, including the Company and E*TRADE Bank, have until January 1, 2015 to begin complying with this new framework, with the fully phased-in Basel III capital ratios becoming effective in 2019. We expect to be compliant with the Basel III framework, as it is phased-in.
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
On October 24, 2013, U.S. Federal banking agencies issued an inter-agency notice of proposed rulemaking that would implement a quantitative liquidity coverage ratio ("LCR") that is generally consistent with, and in some respects stricter than, the international LCR standard established by the Basel Committee on Banking Supervision. The purpose of the LCR proposal is to require certain financial institutions to hold minimum amounts of high-quality, liquid assets against projected net cash outflows over a 30-day period of stressed conditions. While the LCR proposal would apply only to companies with greater than $50 billion in assets, and would therefore not apply to us, we will continue to assess the impact of the proposed rule and we expect to meet the LCR standards set out in this proposal and any final rule.
Stress Testing
On October 9, 2012, the U.S. Federal banking agencies, including the OCC and the Federal Reserve, issued final rules implementing provisions of the Dodd-Frank Act that require banking organizations with total consolidated assets of more than $10 billion but less than $50 billion to conduct annual company-run stress tests, report the results to their primary federal regulator and the Federal Reserve and publish a summary of the results. Under the rules, stress tests must be conducted using certain scenarios (baseline, adverse and severely adverse), which the OCC and Federal Reserve will publish by November 15 of each year.
Under the OCC and the Federal Reserve stress test regulations, E*TRADE Bank and the Company, respectively, are required to conduct stress-testing using the prescribed stress-testing methodologies. The final OCC regulations required E*TRADE Bank to conduct its first stress test using financial statement data as of September 30, 2013, and report results to the OCC and the Federal Reserve prior to March 31, 2014. E*TRADE Bank reported the results of its first stress test to the OCC and Federal Reserve prior to March 31, 2014, as required. E*TRADE Bank will be required to publish summary results of its annual stress test between June 15 and June 30 each year, beginning with its second annual stress test in 2015. Under the final Federal Reserve regulations, the Company will be required to conduct its first stress test using financial statement data as of September 30, 2016, and it will be required to report the results of its first stress test to the Federal Reserve on or before March 31, 2017, and to disclose a summary of its first stress test results between June 15 and June 30, 2017.

Other Sources of Liquidity
We also maintain uncommitted lines of credit with unaffiliated banks to finance margin lending, with available balances subject to approval when utilized. At March 31, 2014, there were no outstanding balances.
We rely on borrowed funds, from sources such as securities sold under agreements to repurchase and FHLB advances, to provide liquidity for E*TRADE Bank. Our ability to borrow these funds is dependent upon the continued availability of funding in the wholesale borrowings market. In addition, we can borrow from the Federal Reserve Bank’s discount window to meet short-term liquidity requirements, although it is not viewed as a primary source of funding. At March 31, 2014, E*TRADE Bank had approximately $3.3 billion and $0.8 billion in additional collateralized borrowing capacity with the FHLB and the Federal Reserve Bank, respectively. We also have the ability to generate liquidity in the form of additional deposits by raising the yield on our customer deposit account products.
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
RISK MANAGEMENT
As a financial services company, our business exposes us to certain risks. The identification, mitigation and management of existing and potential risks are key to effective enterprise risk management. There are certain risks that are inherent to our business (e.g. execution of transactions) whereas other risks will present themselves through the conduct of that business. We seek to monitor and manage our significant risk exposures through a set of board approved limits as well as Key Risk Indicators ("KRIs") or metrics. We have in place a governance framework that regularly reports metrics, major risks and exposures to senior management and the Board of Directors. In 2014, we will continue to enhance our risk management culture and capabilities.
We developed a Board-approved Risk Appetite Statement ("RAS") which was disseminated to employees and specifies the significant risks we are exposed to and our tolerance of those risks. As described in the RAS, our business exposes us to the following eight major categories of risk:

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

For additional information about our interest rate risk, see Item 3. Quantitative and Qualitative Disclosures about Market Risk. For additional information on liquidity risk, see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources. Market risk, operational risk, strategic risk, reputational risk and legal, regulatory and compliance risk and the management of risk are more fully described in Item 7. Management’s Discussion and

Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2013. We are also subject to other risks that could impact our business, financial condition, results of operations or cash flows in future periods. See Item 1A. Risk Factors in the Annual Report on Form 10-K for the year ended December 31, 2013.

Credit Risk Management
Credit risk is the risk of loss arising from the inability or failure of a borrower or counterparty to meet its credit obligations. We are exposed to credit risk in the following areas:

•
We hold credit risk exposure in our loan portfolio. We are not currently originating or purchasing loans for investment, and we are continuing our strategy of reducing balance sheet risk by allowing the loan portfolio to pay down.

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
Loss Mitigation on the Loan Portfolio
We have a credit risk operations team that focuses on the mitigation of potential losses in the loan portfolio. Through a variety of strategies, including voluntary line closures, automatically freezing lines on all delinquent accounts, and freezing lines on loans with materially reduced home equity, we have reduced our exposure to open home equity lines from a high of over $7 billion in 2007 to $224 million at March 31, 2014.
We have an initiative to assess our servicing relationships and, where appropriate, consolidate loan servicing or transfer certain mortgage loans to servicers that specialize in managing troubled assets. We completed a servicer transfer of $246 million of mortgage loans as a result of this initiative during the three months ended March 31, 2014, which resulted in a total of $3.5 billion of our mortgage loans held at servicers that specialize in managing troubled assets at March 31, 2014. We believe this initiative has improved and will continue to improve the credit performance in future periods of the loans transferred compared to the expected credit performance of these same loans if they had not been transferred.
We have a loan modification program that focuses on the mitigation of potential losses in the loan portfolio. We consider modifications in which we make an economic concession to a borrower experiencing financial difficulty a TDR. During the three months ended March 31, 2014 and 2013, we modified $7 million and $31 million, respectively, of one- to four-family loans and $4 million and $3 million, respectively, of home equity loans in which the modification was considered a TDR. In order to significantly reduce risk on the legacy loan portfolio, at the end of the first quarter in 2014, we decided to sell $0.8 billion of our one-to four-family loans modified as TDRs. These loans were transferred to held-for-sale at March 31, 2014 and the sale closed on April 22, 2014.
We also process minor modifications on a number of loans through traditional collections actions taken in the normal course of servicing delinquent accounts. These actions typically result in an insignificant delay in the timing of payments; therefore, we do not consider such activities to be economic concessions to the borrowers. At March 31, 2014 and December 31, 2013, we had $31 million and $32 million of mortgage loans, respectively, in which the modification was not considered a TDR due to the insignificant delay in the timing of payments. Approximately 7% of these loans were classified as nonperforming at both March 31, 2014 and December 31, 2013.
We continue to review the mortgage loan portfolio in order to identify loans to be repurchased by the originator. Our review is primarily focused on identifying loans with violations of transaction representations and warranties or material misrepresentation on the part of the seller. Any loans identified with these deficiencies are submitted to the original seller for repurchase. During the three months ended March 31, 2014 and 2013, we agreed to settlements with third-party mortgage originators specific to loans sold to us by those originators. One-time payments were agreed upon to satisfy in full all pending and future requests with those specific originators. We applied the full amount of payments of $11 million and $13 million for the three months ended March 31, 2014 and 2013, respectively, as recoveries to the allowance for loan losses, resulting in a corresponding reduction to net charge-offs as well as our provision for loan losses. Approximately $16 million of loans were repurchased by or settled with the original sellers during the three months ended March 31, 2014, for a total of $449 million of loans that were repurchased, including global settlements, since we actively started reviewing our purchased loan portfolio beginning in 2008.
CONCENTRATIONS OF CREDIT RISK
Loans
One- to four-family loans include interest-only loans for a five to ten year period, followed by an amortizing period ranging from 20 to 25 years. Approximately 43% of our one- to four-family portfolio is not yet amortizing at March 31, 2014. However, during the trailing twelve months ended March 31, 2014, approximately 14% of these borrowers made voluntary annual principal payments of at least $2,500 and slightly over a third of those borrowers made voluntary annual principal payments of at least $10,000.
The home equity loan portfolio is primarily second lien loans on residential real estate properties, which have a higher level of credit risk than first lien mortgage loans. Approximately 15% of the home equity loan portfolio was in the first lien position and we held both the first and second lien positions in less than 1% of the home equity loan portfolio at March 31, 2014. The home equity loan portfolio consisted of approximately 20% of home equity installment loans and approximately 80% of home equity lines of credit at March 31, 2014.
Home equity installment loans are primarily fixed rate and fixed term, fully amortizing loans that do not offer the option of an interest-only payment. The majority of home equity lines of credit convert to amortizing loans at the end of the draw period, which typically ranges from five to ten years. Approximately 8% of this portfolio will require the borrowers to repay the loan in full at the end of the draw period, commonly referred to as "balloon loans." At March 31, 2014, the majority of the home equity line of credit portfolio had not converted from the interest-only draw period and approximately 80% of this portfolio will not begin amortizing until after 2014. However, during the trailing twelve months ended March 31, 2014, approximately 40% of our borrowers made voluntary annual principal payments of at least $500 on their home equity lines of credit and slightly under half of those borrowers reduced their principal balance by at least $2,500.
The following table outlines when one- to four-family and home equity lines of credit convert to amortizing by percentage of the one- to four-family and home equity line of credit portfolios, respectively, at March 31, 2014:

Period of Conversion to Amortizing Loan	% of One-to Four-Family Portfolio	% of Home Equity Line of Credit Portfolio
Already amortizing	57%	12%
Through December 31, 2014	1%	6%
Year ending December 31, 2015	5%	27%
Year ending December 31, 2016	16%	42%
Year ending December 31, 2017	21%	13%
We track and review factors to predict and monitor credit risk in the mortgage loan portfolio on an ongoing basis. These factors include: loan type, estimated current loan-to-value ("LTV")/combined loan-to-value ("CLTV") ratios, delinquency history, documentation type, borrowers’ current credit scores, housing prices, loan vintage and geographic location of the property. In economic conditions in which housing prices generally appreciate, we believe that loan type, LTV/CLTV ratios, documentation type and credit scores are the key factors in determining future loan performance. In a housing market with declining home prices and less credit available for refinance, we believe the LTV/CLTV ratio becomes a more important factor in predicting and monitoring credit risk. These factors are updated on at least a quarterly basis. For the consumer and other loan portfolio, we track and review delinquency status to predict and monitor credit risk on at least a quarterly basis.
The following tables show the distribution of the mortgage loan portfolios by credit risk factor (dollars in millions):

	One- to Four-Family		Home Equity
Current LTV/CLTV(1)	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
<=80%	$1,711	$1,912	$1,122	$1,142
80%-100%	1,014	1,365	829	866
100%-120%	453	711	704	736
>120%	301	487	649	710
Total mortgage loans receivable	$3,479	$4,475	$3,304	$3,454
Average estimated current LTV/CLTV (2)	84%	90%	97%	98%
Average LTV/CLTV at loan origination (3)	71%	72%	80%	80%

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

(3)	Average LTV/CLTV at loan origination calculations are based on LTV/CLTV at time of purchase for one- to four-family purchased loans and undrawn balances for home equity loans.

	One- to Four-Family		Home Equity
Documentation Type	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Full documentation	$1,549	$1,847	$1,693	$1,769
Low/no documentation	1,930	2,628	1,611	1,685
Total mortgage loans receivable	$3,479	$4,475	$3,304	$3,454

	One- to Four-Family		Home Equity
Current FICO (1)	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
>=720	$2,006	$2,252	$1,740	$1,811
719 - 700	326	436	327	343
699 - 680	280	366	278	293
679 - 660	212	296	220	245
659 - 620	266	404	298	310
<620	389	721	441	452
Total mortgage loans receivable	$3,479	$4,475	$3,304	$3,454

(1)
FICO scores are updated on a quarterly basis; however, at March 31, 2014 and December 31, 2013, there were some loans for which the updated FICO scores were not available. The current FICO distribution at March 31, 2014 included original FICO scores for approximately $79 million and $4 million of one- to four-family and home equity loans, respectively. The current FICO distribution at December 31, 2013 included original FICO scores for approximately $95 million and $10 million of one- to four-family and home equity loans, respectively.

	One- to Four-Family		Home Equity
Vintage Year	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
2003 and prior	$126	$146	$137	$151
2004	357	423	256	274
2005	714	869	894	933
2006	1,344	1,775	1,567	1,630
2007	937	1,260	442	458
2008	1	2	8	8
Total mortgage loans receivable	$3,479	$4,475	$3,304	$3,454
Average age of mortgage loans receivable (years)	8.0	7.7	8.1	7.9

	One- to Four-Family		Home Equity
Geographic Location	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
California	$1,546	$2,111	$1,034	$1,083
Florida	251	300	235	247
New York	239	301	250	259
Virginia	175	206	153	158
Other states	1,268	1,557	1,632	1,707
Total mortgage loans receivable	$3,479	$4,475	$3,304	$3,454
Approximately 40% of the Company’s mortgage loans receivable were concentrated in California at both March 31, 2014 and December 31, 2013. No other state had concentrations of mortgage loans that represented 10% or more of the Company’s mortgage loans receivable at March 31, 2014 and December 31, 2013.
Allowance for Loan Losses
The allowance for loan losses is management’s estimate of probable losses inherent in the loan portfolio at the balance sheet date. The estimate of the allowance for loan losses is based on a variety of quantitative and qualitative factors, including the composition and quality of the portfolio; delinquency levels and trends; current and historical charge-off and loss experience; our historical loss mitigation experience; the condition of the real estate market and geographic concentrations within the loan portfolio; the interest rate climate; the overall availability of housing credit; and general economic conditions. The allowance for loan losses is typically equal to management’s forecast of loan losses in the twelve months following the balance sheet date as well as the forecasted losses, including economic concessions to borrowers, over the estimated remaining life of loans modified as TDRs. The general allowance for loan losses also included a qualitative component to account for a variety of factors that present additional uncertainty that may not be fully considered in the quantitative loss model but are factors we believe may impact the level of credit losses. The qualitative component was $62 million at both March 31, 2014 and December 31, 2013.
The following table presents the allowance for loan losses by major loan category (dollars in millions):

	One- to Four-Family		Home Equity		Consumer and Other		Total
	Allowance	Allowance as a % of Loans Receivable(1)	Allowance	Allowance as a % of Loans Receivable(1)	Allowance	Allowance as a % of Loans Receivable(1)	Allowance	Allowance as a % of Loans Receivable(1)
March 31, 2014	$52	1.5%	$327	9.9%	$24	4.1%	$403	5.5%
December 31, 2013	$102	2.3%	$326	9.4%	$25	4.1%	$453	5.3%

(1)	Allowance as a percentage of loans receivable is calculated based on the gross loans receivable for each respective category.
During the three months ended March 31, 2014, the allowance for loan losses decreased $50 million from the level at December 31, 2013. We decided to sell $0.8 billion of our one-to four-family loans modified as TDRs, and these loans were transferred to held-for-sale at March 31, 2014. As a result of this transfer, we recorded a charge-off related to these one-to four-family loans of $42 million which had been previously recorded and drove the majority of the decrease in the allowance for loan losses during the three months ended March 31, 2014.
The following table shows the trend of the ratio of the general allowance for loan losses, excluding the qualitative component, to loans that are 90+ days delinquent excluding loans modified as TDRs (dollars in millions):

	Total 90+ Days Delinquent Loans, Excluding Modified TDRs	General Allowance for Loan Losses Before Qualitative Component	Coverage Ratio
March 31, 2014	$230	$265	115%
December 31, 2013	$235	$266	113%
September 30, 2013	$247	$272	110%
June 30, 2013	$273	$258	94%
March 31, 2013	$310	$247	80%

Troubled Debt Restructurings
TDRs include two categories of loans: (1) loan modifications completed under our programs that involve granting an economic concession to a borrower experiencing financial difficulty, and (2) loans for which we received bankruptcy notification. The following table shows total TDRs by category at March 31, 2014 and December 31, 2013 (dollars in millions):

	Loans Modified as TDRs(1)	Bankruptcy Loans	Total TDRs
March 31, 2014
One- to four-family	$185	$136	$321
Home equity	182	50	232
Total	$367	$186	$553
December 31, 2013
One- to four-family	$1,036	$136	$1,172
Home equity	188	53	241
Total	$1,224	$189	$1,413

(1)	Includes loans modified as TDRs that also had received a bankruptcy notification of $40 million and $252 million at March 31, 2014 and December 31, 2013, respectively.
Total TDRs decreased $860 million during the first quarter of 2014 primarily due to the transfer of $0.8 billion of our one- to four- family loans modified as TDRs to held-for-sale. See the Allowance for Loan Losses section above for additional information on the transfer.
The following table shows total TDRs by delinquency category at March 31, 2014 and December 31, 2013 (dollars in millions):

	TDRs Current	TDRs 30-89 Days Delinquent	TDRs 90-179 Days Delinquent	TDRs 180+ Days Delinquent	Total Recorded Investment in TDRs
March 31, 2014
One- to four-family	$244	$21	$8	$48	$321
Home equity	189	15	9	19	232
Total	$433	$36	$17	$67	$553
December 31, 2013
One- to four-family	$901	$102	$44	$125	$1,172
Home equity	198	17	7	19	241
Total	$1,099	$119	$51	$144	$1,413
TDRs on accrual status, which are current and have made six or more consecutive payments, were $257 million and $950 million at March 31, 2014 and December 31, 2013, respectively.
Troubled Debt Restructurings – Loan Modifications
We believe the distinction between loans modified as TDRs and total TDRs, which include bankruptcy loans, is important. Our loan modification programs focus on the mitigation of potential losses through making an economic concession to a borrower, whereas with loans for which we have received bankruptcy notification we have not taken any loss mitigation actions. The following table shows loans modified as TDRs by delinquency category at March 31, 2014 and December 31, 2013 (dollars in millions):

	Modifications Current	Modifications 30-89 Days Delinquent	Modifications 90-179 Days Delinquent	Modifications 180+ Days Delinquent	Total Recorded Investment in Modifications
March 31, 2014
One- to four-family	$161	$12	$4	$8	$185
Home equity	155	12	6	9	182
Total	$316	$24	$10	$17	$367
December 31, 2013
One- to four-family	$817	$92	$39	$88	$1,036
Home equity	162	13	4	9	188
Total	$979	$105	$43	$97	$1,224
The following table shows loans modified as TDRs and the specific valuation allowance by loan portfolio as well as the percentage of total expected losses at March 31, 2014 and December 31, 2013 (dollars in millions):

	Recorded Investment in Modifications before Charge-offs	Charge-offs	Recorded Investment in Modifications	Specific Valuation Allowance	Net Investment in Modifications	Specific Valuation Allowance as a % of Modifications	Total Expected Losses
March 31, 2014
One- to four-family	$229	$(44)	$185	$(15)	$170	8%	26%
Home equity	330	(148)	182	(60)	122	33%	63%
Total	$559	$(192)	$367	$(75)	$292	20%	48%
December 31, 2013
One- to four-family	$1,354	$(318)	$1,036	$(60)	$976	6%	28%
Home equity	338	(150)	188	(64)	124	34%	63%
Total	$1,692	$(468)	$1,224	$(124)	$1,100	10%	35%
The recorded investment in loans modified as TDRs includes the charge-offs related to certain loans that were written down to the estimated current value of the underlying property less estimated selling costs. These charge-offs were recorded on modified loans that were delinquent in excess of 180 days, in bankruptcy, or when certain characteristics of the loan, including CLTV, borrower’s credit and type of modification, cast substantial doubt on the borrower’s ability to repay the loan. Included in allowance for loan losses was a specific valuation allowance of $75 million and $124 million that was established for loans modified as TDRs at March 31, 2014 and December 31, 2013, respectively. The specific valuation allowance for these individually impaired loans represents the forecasted losses over the remaining life of the loan, including the economic concession to the borrower.
The total expected loss on loans modified as TDRs includes both the previously recorded charge-offs and the specific valuation allowance. Total expected losses on loans modified as TDRs increased from 35% at December 31, 2013 to 48% at March 31, 2014, primarily due to the transfer of $0.8 billion of our one- to four-family loans modified as TDRs to held-for-sale. See the Allowance for Loan Losses section above for additional information on the reclassification.
Net Charge-offs
The following table provides an analysis of the allowance for loan losses and net charge-offs for the three months ended March 31, 2014 and 2013 (dollars in millions):

	Charge-offs	Recoveries(1)	Net Charge-Offs	% of Average Loans (Annualized)
Three Months Ended March 31, 2014
One- to four-family	$(43)	$11	$(32)	3.00%
Home equity	(24)	5	(19)	2.20%
Consumer and Other	(5)	2	(3)	2.05%
Total	$(72)	$18	$(54)	2.61%
Three Months Ended March 31, 2013
One- to four-family	$(19)	$12	$(7)	0.47%
Home equity	(57)	8	(49)	4.65%
Consumer and Other	(17)	4	(13)	6.10%
Total	$(93)	$24	$(69)	2.63%

(1)	Recoveries include the impact of mortgage originator settlements.

Loan losses are recognized when, based on management's estimate, it is probable that a loss has been incurred. The charge-off policy for both one- to four-family and home equity loans is to assess the value of the property when the loan has been delinquent for 180 days or has received bankruptcy notification, regardless of whether or not the property is in foreclosure, and charge-off the amount of the loan balance in excess of the estimated current value of the underlying property less estimated selling costs. Modified loans considered TDRs are charged-off when they are identified as collateral dependent based on the terms of the modification, which includes assigning a higher level of risk to loans in which the LTV or CLTV is greater than 110% or 125%, respectively, a borrower’s credit score is less than 600 and certain types of modifications, such as interest-only payments. Consumer loans are charged-off when the loan has been 120 days delinquent or when it is determined that collection is not probable.
Net charge-offs for the three months ended March 31, 2014 compared to the same period in 2013 decreased by $15 million. As discussed above, as a result of our transfer of one-to four-family loans modified as TDRs to held-for sale at March 31, 2014, we recorded a charge-off of $42 million for these loans. Additionally, net charge-offs for three months ended March 31, 2014 and 2013 included $11 million and $13 million, respectively, of benefit recorded from settlements with third party mortgage originators. The timing and magnitude of charge-offs are affected by many factors and we anticipate variability from quarter to quarter while continuing to see a downward trend over the long term.
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

	March 31, 2014	December 31, 2013
One- to four-family	$27	$70
Home equity	38	36
Consumer and other loans	2	3
Total loans delinquent 90-179 days	$67	$109
Loans delinquent 90-179 days as a percentage of gross loans receivable	0.9%	1.3%
During the three months ended March 31, 2014, loans delinquent 90 to 179 days decreased by $42 million to $67 million, driven primarily by the reclassification of $31 million of our one- to four-family loans modified as TDRs that were transferred to held-for-sale.

In addition, we monitor loans in which a borrower’s current credit history casts doubt on their ability to repay a loan. We classify loans as special mention when they are between 30 and 89 days past due. The following table shows the comparative data for special mention loans (dollars in millions):

	March 31, 2014	December 31, 2013
One- to four-family	$123	$190
Home equity	62	69
Consumer and other loans	10	12
Total special mention loans	$195	$271
Special mention loans receivable as a percentage of gross loans receivable	2.6%	3.2%
The trend in special mention loan balances is generally indicative of the expected trend for charge-offs in future periods, as these loans have a greater propensity to migrate into nonaccrual status and ultimately charge-off. One- to four-family loans are generally secured in a first lien position by real estate assets, reducing the potential loss when compared to an unsecured loan. Home equity loans are generally secured by real estate assets; however, the majority of these loans are secured in a second lien position, which substantially increases the potential loss when compared to a first lien position. The loss severity of our second lien home equity loans was approximately 95% at March 31, 2014.
During the three months ended March 31, 2014, special mention loans decreased by $76 million to $195 million and are down 81% from their peak of $1.0 billion at December 31, 2008. This decrease was largely due to the reclassification of $64 million of our one- to four-family loans modified as TDRs that were transferred to held-for-sale. While the level of special mention loans can fluctuate significantly in any given period, we believe the continued decrease is an encouraging sign regarding the future credit performance of the mortgage loan portfolio.
Nonperforming Assets
We classify loans as nonperforming when they are no longer accruing interest, which includes loans that are 90 days and greater past due, TDRs that are on nonaccrual status for all classes of loans and certain performing junior liens that have a delinquent senior lien. The following table shows the comparative data for nonperforming loans and assets (dollars in millions):

	March 31, 2014	December 31, 2013
One- to four-family loans held-for-sale	$377	$—
Loans Receivable:
One- to four-family	316	526
Home equity	195	164
Consumer and other	2	3
Total nonperforming loans receivable	513	693
Total nonperforming loans(1)	890	693
Real estate owned and other repossessed assets, net	38	53
Total nonperforming assets, net	$928	$746
Nonperforming loans as a percentage of gross loans(1)	10.9%	8.1%
One- to four-family allowance for loan losses as a percentage of one- to four-family nonperforming loans receivable	16.4%	19.5%
Home equity allowance for loan losses as a percentage of home equity nonperforming loans receivable	167.9%	198.3%
Consumer and other allowance for loan losses as a percentage of consumer and other nonperforming loans receivable	1,400.2%	868.3%
Total allowance for loan losses as a percentage of total nonperforming loans receivable	78.6%	65.4%

(1)	At March 31, 2014, the balance of total non-performing loans includes both loans held-for-sale and loans receivable.

During the three months ended March 31, 2014, nonperforming assets, net increased $182 million to $928 million when compared to December 31, 2013. This was primarily attributed to an increase in nonperforming TDRs that had been charged-off due to bankruptcy notification. In February 2014, the OCC issued clarifying guidance related to consumer debt discharged in Chapter 7 bankruptcy proceedings. As a result of the clarifying guidance, beginning the first quarter of 2014 these bankruptcy loans remain on nonaccrual status regardless of payment history. This change did not have a material impact on our statement of financial condition, results of operations or cash flows. Prior to this change, we had $238 million of bankruptcy loans as performing loans at December 31, 2013.
Securities
We focus primarily on security type and credit rating to monitor credit risk in our securities portfolios. We consider securities backed by the U.S. government or its agencies to have low credit risk as the long-term debt rating of the U.S. government is AA+ by Standard & Poor ("S&P") and AAA by Moody’s and Fitch at March 31, 2014. At March 31, 2014, the amortized cost of these securities accounted for over 99% of our total securities portfolio. We review the remaining securities that were not backed by the U.S. government or its agencies according to their credit ratings from S&P, Moody’s and Fitch. At March 31, 2014, all municipal bonds and corporate bonds were rated investment grade (defined as a rating equivalent to a Moody’s rating of "Baa3" or higher, or a S&P or Fitch rating of "BBB-" or higher).
Certain non-agency CMOs were other-than-temporarily impaired as a result of the deterioration in the expected credit performance of the underlying loans in those specific securities. During the first quarter of 2014, we sold our remaining $17 million in amortized cost of the available-for-sale non-agency CMOs as part of our continued focus to reduce legacy risks.
SUMMARY OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in conformity with GAAP. Note 1—Organization, Basis of Presentation and Summary of Significant Accounting Policies of Part II. Item 8. Financial Statements and Supplementary Data in the Company's Annual Report on Form 10-K for the year ended December 31, 2013 contains a summary of our significant accounting policies, many of which require the use of estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes for the periods presented. We believe that of our significant accounting policies, the following are critical because they are based on estimates and assumptions that require complex and subjective judgments by management: allowance for loan losses; valuation of goodwill and other intangible assets; estimates of effective tax rates, deferred taxes and valuation allowance; classification and valuation of certain investments; accounting for derivative instruments; and fair value measurements. Changes in these estimates or assumptions could materially impact our financial condition and results of operations, and actual results could differ from our estimates. These policies are more fully described in Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Summary of Critical Accounting Policies and Estimates in our Annual Report on Form 10-K for the year ended December 31, 2013.
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
Bank—ETB Holdings, Inc. ("ETBH"), the entity that is our bank holding company and parent to E*TRADE Bank.
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
Daily average revenue trades ("DARTs")—Total revenue trades in a period divided by the number of trading days during that period.
Derivative—A financial instrument or other contract, the price of which is directly dependent upon the value of one or more underlying securities, interest rates or any agreed upon pricing index. Derivatives cover a wide assortment of financial contracts, including forward contracts, options and swaps.
DIF—Depositors Insurance Fund.
Economic Value of Equity ("EVE")—The present value of expected cash inflows from existing assets, minus the present value of expected cash outflows from existing liabilities, plus the expected cash inflows and outflows from existing derivatives and forward commitments. This calculation is performed for E*TRADE Bank.
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
Exchange-traded funds ("ETFs")—A fund that invests in a group of securities and trades like an individual stock on an exchange.
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
Forex—A type of trade that involves buying one currency while simultaneously selling another. Currencies are traded in pairs consisting of a "base currency" and a "quote currency."
Freddie Mac—Federal Home Loan Mortgage Corporation.
Generally Accepted Accounting Principles ("GAAP")—Accounting principles generally accepted in the United States of America.
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
NFA—National Futures Association.
NOLs—Net operating losses.
Nonperforming assets—Assets that do not earn income, including those originally acquired to earn income (nonperforming loans) and those not intended to earn income (real estate owned). Loans are classified as nonperforming when they are no longer accruing interest, which includes loans that are 90 days and greater past due, TDRs that are on nonaccrual status for all classes of loans and certain junior liens that have a delinquent senior lien.
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

OTS—Office of Thrift Supervision.
PII—Personally Identifiable Information.
Real estate owned and other repossessed assets—Ownership or physical possession of real property by the Company, generally acquired as a result of foreclosure or repossession.
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
Troubled Debt Restructuring ("TDR")—A loan modification that involves granting an economic concession to a borrower who is experiencing financial difficulty, and loans that have been charged-off due to bankruptcy notification.
Wholesale borrowings—Borrowings that consist of securities sold under agreements to repurchase and FHLB advances and other borrowings.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The following discussion about market risk disclosure includes forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of certain factors, including, but not limited to, those set forth in Item 1A. Risk Factors in the Annual Report on Form 10-K for the year ended December 31, 2013 and as updated in this report.
Interest Rate Risk
Our exposure to interest rate risk is related primarily to interest-earning assets and interest-bearing liabilities, all of which are held for non-trading purposes. The management of interest rate risk is essential to profitability. The primary objective of the management of interest rate risk is to control exposure to interest rates within the Board-approved limits, as outlined in the scenario analysis below, and with limited exposure to earnings volatility resulting from interest rate fluctuations. Our general strategies to manage interest rate risk include balancing variable-rate and fixed-rate assets and liabilities and utilizing derivatives in a way that reduces overall exposure to changes in interest rates. Exposure to interest rate risk requires management to make complex assumptions regarding maturities, market interest rates and customer behavior. Changes in interest rates, including the following, could impact interest income and expense:

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
Exposure to interest rate risk is dependent upon the distribution and composition of interest-earning assets, interest-bearing liabilities and derivatives. The differing risk characteristics of each product are managed to mitigate our exposure to interest rate fluctuations. At March 31, 2014, 91% of our total assets were enterprise interest-earning assets.
At March 31, 2014, approximately 61% of total assets were residential real estate loans and available-for-sale and held-to-maturity mortgage-backed securities. The values of these assets are sensitive to changes in interest rates, as well as expected prepayment levels. As interest rates increase, fixed rate residential mortgages and mortgage-backed securities tend to exhibit lower prepayments. The inverse is true in a falling rate environment.
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
Derivative Instruments
We use derivative instruments to help manage interest rate risk. Interest rate swaps involve the exchange of fixed-rate and variable-rate interest payments between two parties based on a contractual underlying notional amount, but do not involve the exchange of the underlying notional amounts. Option products are utilized primarily to decrease the market value changes resulting from the prepayment dynamics of the mortgage portfolio, as well as to protect against increases in funding costs. The types of options employed include Cap Options ("Caps"), Floor Options ("Floors"), "Payor Swaptions" and "Receiver Swaptions". Caps mitigate the market risk associated with increases in interest rates while Floors mitigate the risk associated with decreases in market interest rates. Similarly, Payor and Receiver Swaptions mitigate the market risk associated with the respective increases and decreases in interest rates. See derivative instruments discussion in Note 8—Accounting for Derivative Instruments and Hedging Activities in Item 1. Consolidated Financial Statements (Unaudited).
Scenario Analysis
Scenario analysis is an advanced approach to estimating interest rate risk exposure. Under the Economic Value of Equity ("EVE") approach, the present value of all existing interest-earning assets, interest-bearing liabilities, derivatives and forward commitments are estimated and then combined to produce an EVE figure. The approach values only the current balance sheet in which the most significant assumptions are the prepayment rates of the loan portfolio and mortgage-backed securities and the repricing of deposits. This approach does not incorporate assumptions related to business growth, or liquidation and re-investment of instruments. This approach provides an indicator of future earnings and capital levels because changes in EVE indicate the anticipated change in the value of future cash flows. The sensitivity of this value to changes in interest rates is then determined by applying alternative interest rate scenarios, which include, but are not limited to, instantaneous parallel shifts up 100, 200 and 300 basis points and down 100 basis points. The change in EVE amounts fluctuate based on the parallel shifts in interest rates primarily due to the change in timing of cash flows in the Company’s residential loan and mortgage-backed securities portfolios. Expected prepayment rates on residential mortgage loans and mortgage-backed securities increase as interest rates decline. In a rising interest rate environment, expected prepayment rates decrease.
The EVE method is used at the E*TRADE Bank level and not for the Company. The ALCO monitors E*TRADE Bank’s interest rate risk position. E*TRADE Bank had nearly 100% of enterprise interest-earning assets at both March 31, 2014 and December 31, 2013 and held 99% of enterprise interest-bearing liabilities at both March 31, 2014 and December 31, 2013. The sensitivity of EVE at March 31, 2014 and December 31, 2013 and the limits established by E*TRADE Bank’s Board of Directors are listed below (dollars in millions):

Parallel Change in Interest Rates (basis points)(1)	Change in EVE
	March 31, 2014		December 31, 2013
	Amount	Percentage(2)	Amount	Percentage(2)	Board Limit
+300	$(623)	(12.6)%	$(573)	(12.2)%	(25)%
+200	$(376)	(7.6)%	$(355)	(7.6)%	(15)%
+100	$(149)	(3.0)%	$(150)	(3.2)%	(7)%
-100	$(70)	(1.4)%	$(39)	(0.8)%	(7)%

(1)
On March 31, 2014 and December 31, 2013, the yield for the three-month treasury bill was 0.05% and 0.07%, respectively. As a result, the requirements of the EVE model were temporarily modified, resulting in the removal of the minus 200 and 300 basis points scenarios for the periods ended March 31, 2014 and December 31, 2013.

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
E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(In millions, except share data and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenue:
Operating interest income	$322	$300
Operating interest expense	(56)	(59)
Net operating interest income	266	241
Commissions	128	101
Fees and service charges	47	32
Principal transactions	10	22
Gains on loans and securities, net	15	16
Other-than-temporary impairment ("OTTI")	—	(1)
Less: noncredit portion of OTTI recognized into (out of) other comprehensive income (loss) (before tax)	—	—
Net impairment	—	(1)
Other revenues	9	9
Total non-interest income	209	179
Total net revenue	475	420
Provision for loan losses	4	43
Operating expense:
Compensation and benefits	98	96
Advertising and market development	34	37
Clearing and servicing	28	32
FDIC insurance premiums	24	29
Professional services	24	17
Occupancy and equipment	18	18
Communications	18	18
Depreciation and amortization	21	23
Amortization of other intangibles	5	6
Facility restructuring and other exit activities	3	7
Other operating expenses	17	12
Total operating expense	290	295
Income before other income (expense) and income tax expense	181	82
Other income (expense):
Corporate interest expense	(28)	(29)
Losses on early extinguishment of debt	(12)	—
Equity in income of investments and other	3	4
Total other income (expense)	(37)	(25)
Income before income tax expense	144	57
Income tax expense	47	22
Net income	$97	$35
Basic earnings per share	$0.34	$0.12
Diluted earnings per share	$0.33	$0.12
Shares used in computation of per share data:
Basic (in thousands)	288,051	286,626
Diluted (in thousands)	293,819	291,696
See accompanying notes to consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Net income	$97	$35
Other comprehensive income
Available-for-sale securities:
OTTI, net(1)	—	1
Noncredit portion of OTTI reclassification (into) out of other comprehensive income, net(2)	—	—
Unrealized gains (losses), net(3)	81	(6)
Reclassification into earnings, net(4)	(12)	(10)
Net change from available-for-sale securities	69	(15)
Cash flow hedging instruments:
Unrealized gains (losses), net(5)	(16)	6
Reclassification into earnings, net(6)	21	20
Net change from cash flow hedging instruments	5	26
Other comprehensive income	74	11
Comprehensive income	$171	$46

(1)	Amounts are net of benefit from income taxes of $0 and less than $1 million for the three months ended March 31, 2014 and 2013, respectively.

(2)	Amounts are net of benefit from income taxes of $0 and less than $1 million for the three months ended March 31, 2014 and 2013, respectively.

(3)	Amounts are net of provision for income taxes of $50 million and benefit from income taxes of $4 million for the three months ended March 31, 2014 and 2013, respectively.

(4)	Amounts are net of provision for income taxes of $7 million and $6 million for the three months ended March 31, 2014 and 2013, respectively.

(5)	Amounts are net of benefit from incomes taxes of $11 million and provision for income taxes of $4 million for the three months ended March 31, 2014 and 2013, respectively.

(6)	Amounts are net of benefit from income taxes of $14 million and $13 million for the three months ended March 31, 2014 and 2013, respectively.
See accompanying notes to the consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(In millions, except share data)
(Unaudited)

	March 31,	December 31,
	2014	2013
ASSETS
Cash and equivalents	$1,585	$1,838
Cash required to be segregated under federal or other regulations	981	1,066
Available-for-sale securities	12,766	13,592
Held-to-maturity securities (fair value of $11,254 and $10,092 at March 31, 2014 and December 31, 2013, respectively)	11,248	10,181
Margin receivables	7,346	6,353
Loans held-for-sale	795	—
Loans receivable, net (net of allowance for loan losses of $403 and $453 at March 31, 2014 and December 31, 2013, respectively)	6,982	8,123
Investment in FHLB stock	56	61
Property and equipment, net	224	237
Goodwill	1,792	1,792
Other intangibles, net	210	216
Other assets	2,453	2,821
Total assets	$46,438	$46,280
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$25,749	$25,971
Securities sold under agreements to repurchase	4,345	4,543
Customer payables	6,260	6,310
FHLB advances and other borrowings	1,287	1,279
Corporate debt	1,769	1,768
Other liabilities	1,996	1,553
Total liabilities	41,406	41,424
Commitments and contingencies (see Note 13)
Shareholders’ equity:
Common stock, $0.01 par value, shares authorized: 400,000,000 at March 31, 2014 and December 31, 2013; shares issued and outstanding: 288,519,125 and 287,357,001 at March 31, 2014 and December 31, 2013, respectively	3	3
Additional paid-in-capital ("APIC")	7,333	7,328
Accumulated deficit	(1,925)	(2,022)
Accumulated other comprehensive loss	(379)	(453)
Total shareholders’ equity	5,032	4,856
Total liabilities and shareholders’ equity	$46,438	$46,280
See accompanying notes to the consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In millions)
(Unaudited)

			Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Common Stock
	Shares	Amount
Balance, December 31, 2013	287	$3	$7,328	$(2,022)	$(453)	$4,856
Net income	—	—	—	97	—	97
Other comprehensive income	—	—	—	—	74	74
Conversion of convertible debentures	—	—	1	—	—	1
Exercise of stock options and related tax effects	1	—	6	—	—	6
Issuance of restricted stock, net of forfeitures and retirements to pay taxes	1	—	(10)	—	—	(10)
Share-based compensation	—	—	8	—	—	8
Balance at March 31, 2014	289	$3	$7,333	$(1,925)	$(379)	$5,032

			Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Common Stock
	Shares	Amount
Balance, December 31, 2012	286	$3	$7,319	$(2,108)	$(310)	$4,904
Net income	—	—	—	35	—	35
Other comprehensive income	—	—	—	—	11	11
Exercise of stock options and related tax effects	—	—	(3)	—	—	(3)
Issuance of restricted stock, net of forfeitures and retirements to pay taxes	1	—	(4)	—	—	(4)
Share-based compensation	—	—	9	—	—	9
Balance at March 31, 2013	287	$3	$7,321	$(2,073)	$(299)	$4,952

See accompanying notes to the consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CASH FLOWS (In millions) (Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$97	$35
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses	4	43
Depreciation and amortization (including discount amortization and accretion)	79	114
Net impairment and gains on loans and securities, net	(15)	(15)
Equity in income of investments and other	(3)	(4)
Share-based compensation	8	9
Deferred taxes	36	18
Net effect of changes in assets and liabilities:
Decrease in cash required to be segregated under federal or other regulations	85	58
(Increase) decrease in margin receivables	(993)	55
(Decrease) increase in customer payables	(50)	119
Proceeds from sales of loans held-for-sale	4	2
Net decrease in trading securities	—	1
Decrease in other assets	46	102
Increase (decrease) in other liabilities	559	(78)
Net cash (used in) provided by operating activities	(143)	459
Cash flows from investing activities:
Purchases of available-for-sale securities	(279)	(1,977)
Proceeds from sales, maturities of and principal payments on available-for-sale securities	1,281	2,682
Purchases of held-to-maturity securities	(1,302)	(929)
Proceeds from maturities of and principal payments on held-to-maturity securities	227	594
Net decrease in loans receivable	341	414
Capital expenditures for property and equipment	(7)	(15)
Proceeds from sale of G1 Execution Services, Inc.	76	—
Cash transferred on sale of G1 Execution Services, Inc.	(9)	—
Proceeds from sale of real estate owned and repossessed assets	10	22
Net cash flow from derivatives hedging assets	(6)	4
Other	5	6
Net cash provided by investing activities	337	801

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CASH FLOWS—(Continued) (In millions) (Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from financing activities:
Net decrease in deposits	$(222)	$(2,515)
Net (decrease) increase in securities sold under agreements to repurchase	(198)	5
Advances from FHLB	220	170
Payments on advances from FHLB	(220)	(170)
Net cash flow from derivatives hedging liabilities	(32)	(4)
Other	5	—
Net cash used in financing activities	(447)	(2,514)
Decrease in cash and equivalents	(253)	(1,254)
Cash and equivalents, beginning of period	1,838	2,762
Cash and equivalents, end of period	$1,585	$1,508
Supplemental disclosures:
Cash paid for interest	$53	$39
Cash paid for income taxes	$—	$1
Non-cash investing and financing activities:
Transfers of loans held-for-investment to loans held-for-sale	$795	$41
Transfers from loans to other real estate owned and repossessed assets	$16	$19
Transfers from other real estate owned and repossessed assets to loans	$16	$—
Conversion of convertible debentures to common stock	$1	$—

See accompanying notes to the consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1—ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization—E*TRADE Financial Corporation is a financial services company that provides brokerage and related products and services primarily to individual retail investors under the brand "E*TRADE Financial." The Company also provides investor-focused banking products, primarily sweep deposits and savings products, to retail investors.
On February 10, 2014, the Company completed the sale of its subsidiary G1 Execution Services, LLC, a registered broker-dealer and market maker, to an affiliate of Susquehanna. The sale generated cash proceeds of $76 million.
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
At the end of June 2013, the Company decided to exit its market making business, G1 Execution Services, LLC, and reclassified the assets and liabilities of the market making business to held-for-sale. The assets and liabilities of the market making business are presented in the other assets and other liabilities line items, respectively, at December 31, 2013 on the consolidated balance sheet. The sale of the market making business was completed on February 10, 2014. For additional information on the market making business, see Note 2—Disposition.
The Company reports corporate interest expense separately from operating interest expense. The Company believes reporting these items separately provides a clearer picture of the financial performance of the Company’s operations than would a presentation that combined these two items. Operating interest expense is generated from the operations of the Company. Corporate debt, which is the primary source of corporate interest expense, has been issued primarily in connection with recapitalization transactions and past acquisitions.
Similarly, the Company reports gains on sales of investments, net separately from gains on loans and securities, net. The Company believes reporting these two items separately provides a clearer picture of the financial performance of the Company's operations than would a presentation that combined these two items. Gains on loans and securities, net are the result of activities in the Company’s operations, namely its balance sheet management segment. Gains on sales of investments, net relate to investments of the Company at the corporate level and are not related to the ongoing business of the Company’s operating subsidiaries. Gains on sales of investments, net are reported in the equity in income of investments and other line item on the consolidated statement of income.
These consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2013.
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

Financial Statement Descriptions and Related Accounting Policies
Margin Receivables—The fair value of securities that the Company received as collateral in connection with margin receivables and securities borrowing activities, where the Company is permitted to sell or re-pledge the securities, was approximately $10.3 billion and $9.1 billion at March 31, 2014 and December 31, 2013, respectively. Of this amount, $2.6 billion and $1.9 billion had been pledged or sold in connection with securities loans, bank borrowings and deposits with clearing organizations as of March 31, 2014 and December 31, 2013, respectively.
Loans Held-for-Sale—These loans are carried at the lower of cost or estimated fair value, as determined on an aggregate basis, based on the agreed upon purchase price with the third party. Net unrealized gains or losses are recognized in a valuation allowance by charges to income.
Nonperforming Loans—The Company classifies loans as nonperforming when they are no longer accruing interest, which includes loans that are 90 days and greater past due, TDRs that are on nonaccrual status for all classes of loans and certain junior liens that have a delinquent senior lien. Interest previously accrued, but not collected, is reversed against current income when a loan is placed on nonaccrual status. Interest payments received on nonperforming loans are recognized on a cash basis in operating interest income until it is doubtful that full payment will be collected, at which point payments are applied to principal. The recognition of deferred fees or costs on originated loans and premiums or discounts on purchased loans in operating interest income is discontinued for nonperforming loans. Nonperforming loans, excluding TDRs and certain junior liens that have a delinquent senior lien, return to accrual status when the loan becomes less than 90 days past due. Loans modified as TDRs return to accrual status after six consecutive payments have been made in accordance with the modified terms. All bankruptcy loans remain on nonaccrual status regardless of the payment history.
Loan losses are recognized when, based on management's estimates, it is probable that a loss has been incurred. The Company’s charge-off policy for both one- to four-family and home equity loans is to assess the value of the property when the loan has been delinquent for 180 days or it is in bankruptcy, regardless of whether or not the property is in foreclosure, and charge-off the amount of the loan balance in excess of the estimated current value of the underlying property less estimated selling costs. TDR loan modifications are charged-off when certain characteristics of the loan, including CLTV, borrower’s credit and type of modification, cast substantial doubt on the borrower’s ability to repay the loan. Closed-end consumer loans are charged-off when the loan has been delinquent for 120 days or when it is determined that collection is not probable.
Real Estate Owned and Repossessed Assets—Real estate owned and repossessed assets are included in the other assets line item in the consolidated balance sheet. Real estate owned represents real estate acquired through foreclosure and also includes those properties acquired through a deed in lieu of foreclosure or similar legal agreement. Both real estate owned and the repossessed assets are carried at the lower of carrying value or fair value, less estimated selling costs.
New Accounting and Disclosure Guidance—Below is the new accounting and disclosure guidance that relates to activities in which the Company is engaged.

Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists

In July 2013, the FASB amended the presentation guidance on unrecognized tax benefits. The amended guidance requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except under certain circumstances. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The unrecognized tax benefit should also be presented in the financial statements as a liability if the tax law of the applicable jurisdiction does not require the Company to use, and the Company does not intend to use, the deferred tax asset to settle any additional income taxes. The amended presentation guidance became effective for annual and interim periods beginning on January 1, 2014 for the Company and was applied prospectively to unrecognized tax benefits existing at that date. The adoption of the amended presentation guidance did not have a material impact on the Company’s financial condition, results of operations or cash flows.

Accounting for Investments in Qualified Affordable Housing Projects

In January 2014, the FASB amended the accounting guidance for investments in qualified affordable housing projects. The amended accounting guidance permits reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, the Company would amortize the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognize the net investment performance in the consolidated statement of income (loss) as a component of income tax expense (benefit). The amended guidance will be effective for annual and interim periods beginning on January 1, 2015 for the Company and must be applied retrospectively. Early adoption is permitted. While the Company is currently evaluating the impact of the new accounting guidance, the adoption is not expected to have a material impact on the Company’s financial condition, results of operations or cash flows.

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

Presentation and Disclosure of Discontinued Operations

In April 2014, the FASB amended the presentation and disclosure guidance on disposal transactions. The amended guidance raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. The amended guidance will be effective for all disposals or classifications as held for sale that occur in annual and interim periods beginning on or after December 15, 2014. Early adoption is permitted but only for disposals that have not been reported in financial statements previously issued. The adoption is not expected to have a material impact on the Company’s current financial condition, results of operations or cash flows; however, it may impact the reporting of future disposals if and when they occur.

NOTE 2—DISPOSITION

On February 10, 2014, the Company completed the sale of its market making business, G1 Execution Services, LLC, to an affiliate of Susquehanna for $76 million. The sale resulted in a gain of $4 million which was recorded in the facility restructuring and other exit activities line item on the consolidated statement of income. The table below summarizes the carrying amounts of the major classes of assets and liabilities of the market making business at December 31, 2013 (dollars in millions):

December 31, 2013(1)
Assets:
Cash and equivalents	$11
Trading securities	105
Property and equipment, net	2
Other intangibles, net	21
Other assets	38
Total assets	$177
Liabilities:
Other liabilities	$107
Total liabilities	$107

(1)Assets and liabilities as of December 31, 2013 were classified as held-for-sale and reflected in the other assets and other liabilities line items on the consolidated balance sheet respectively.

NOTE 3—OPERATING INTEREST INCOME AND OPERATING INTEREST EXPENSE
The following table shows the components of operating interest income and operating interest expense (dollars in millions):

	Three Months Ended March 31,
	2014	2013
Operating interest income:
Loans	$84	$107
Available-for-sale securities	79	64
Held-to-maturity securities	77	58
Margin receivables	62	54
Securities borrowed and other	20	17
Total operating interest income	322	300
Operating interest expense:
Securities sold under agreements to repurchase	(35)	(37)
FHLB advances and other borrowings	(17)	(17)
Deposits	(2)	(3)
Customer payables and other	(2)	(2)
Total operating interest expense	(56)	(59)
Net operating interest income	$266	$241

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

Residential Mortgage-backed Securities
The Company’s residential mortgage-backed securities portfolio primarily comprised agency mortgage-backed securities and CMOs. Agency mortgage-backed securities and CMOs are guaranteed by U.S. government sponsored and federal agencies. The weighted average coupon rates for the residential mortgage-backed securities at March 31, 2014 are shown in the following table:

Weighted Average Coupon Rate
Agency mortgage-backed securities	3.08%
Agency CMOs	3.16%
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
The Company’s municipal bonds are revenue bonds issued by state and other local government agencies. The valuation of corporate bonds is impacted by the credit worthiness of the corporate issuer. All of the Company’s municipal bonds and corporate bonds were rated investment grade at March 31, 2014. These securities were valued using a market approach with pricing service valuations corroborated by recent market transactions for identical or similar bonds. Municipal bonds and corporate bonds were categorized in Level 2 of the fair value hierarchy.
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
Securities Owned and Securities Sold, Not Yet Purchased
Securities transactions entered into by broker-dealer subsidiaries were included in trading securities as held-for-sale assets within other assets and securities sold, not yet purchased as held-for-sale liabilities in the Company’s fair value disclosures at December 31, 2013. The Company’s definition of actively traded is based on average daily volume and other market trading statistics. The majority of the Company's securities owned and securities sold, not yet purchased were categorized in Level 1 of the fair value hierarchy. The fair value of these securities was determined using listed or quoted market prices. The Company did not hold any of these securities at March 31, 2014.
Nonrecurring Fair Value Measurement Techniques
Certain other assets are recorded at fair value on a nonrecurring basis: 1) one- to four-family and home equity loans in which the amount of the loan balance in excess of the estimated current value of the underlying property less estimated selling costs has been charged-off; and 2) real estate owned that is carried at the lower of the property’s carrying value or fair value less estimated selling costs.
The Company evaluates and reviews assets that have been subject to fair value measurement requirements on a quarterly basis in accordance with policies and procedures that were designed to be in compliance with guidance from the Company’s regulators. These policies and procedures govern the frequency of the review, the use of acceptable valuation methods, and the consideration of estimated selling costs.

Loans Receivable and Real Estate Owned
Loans that have been delinquent for 180 days or that are in bankruptcy are charged-off based on the estimated current value of the underlying property less estimated selling costs. Property valuations for these one- to four-family and home equity loans are based on the most recent "as is" property valuation data available, which may include appraisals, broker price opinions, automated valuation models or updated values using home price indices. Subsequent to the recording of an initial fair value measurement, these loans continue to be measured at fair value on a nonrecurring basis, utilizing the estimated value of the underlying property less estimated selling costs. These property valuations are updated on a monthly, quarterly or semi-annual basis depending on the type of valuation initially used. If the value of the underlying property has declined, an additional charge-off is recorded. If the value of the underlying property has increased, previously charged-off amounts are not reversed. If the valuation data obtained is significantly different from the valuation previously received, the Company orders additional property valuation data to corroborate or update the valuation.
Property valuations for real estate owned are based on the lowest value of the most recent property valuation data available, which may include appraisals, listing prices or approved offer prices. Nonrecurring fair value measurements on one- to four-family and home equity loans and real estate owned were classified as Level 3 of the fair value hierarchy as the majority of the valuations included Level 3 inputs that were significant to the fair value.
The following table presents additional information about significant unobservable inputs used in the valuation of assets measured at fair value on a nonrecurring basis that were categorized in Level 3 of the fair value hierarchy at March 31, 2014:

	Unobservable Inputs	Average	Range
One- to four-family	Appraised value	$334,900	$19,000-$1,200,000
Home equity	Appraised value	$289,600	$7,000-$1,005,800
Real estate owned	Appraised value	$344,600	$18,300-$900,000
Goodwill
At the end of the second quarter of 2013, the Company decided to exit the market making business, and as a result evaluated the total goodwill allocated to the market making reporting unit for impairment. The Company valued the market making business by using a combination of expected present value of future cash flows of the business, a form of the income approach, and prices of comparable businesses, a form of the market approach, with significant unobservable inputs. The Company valued the market making reporting unit using the expected sale structure of the market making business. As a result of the evaluation, it was determined that the entire carrying amount of goodwill allocated to the market making reporting unit was impaired, and the Company recognized $142 million impairment of goodwill during the year ended December 31, 2013.

Recurring and Nonrecurring Fair Value Measurements
Assets and liabilities measured at fair value at March 31, 2014 and December 31, 2013 are summarized in the following tables (dollars in millions):

	Level 1	Level 2	Level 3	Total Fair Value
March 31, 2014:
Recurring fair value measurements:
Assets
Available-for-sale securities:
Agency residential mortgage-backed securities and CMOs	$—	$11,423	$—	$11,423
Investment securities:
Agency debentures	—	493	—	493
Agency debt securities	—	805	—	805
Municipal bonds	—	41	—	41
Corporate bonds	—	4	—	4
Total investment securities	—	1,343	—	1,343
Total available-for-sale securities	—	12,766	—	12,766
Other assets:
Derivative assets(1)	—	66	—	66
Deposits with clearing organizations(2)	85	—	—	85
Total other assets measured at fair value on a recurring basis	85	66	—	151
Total assets measured at fair value on a recurring basis(3)	$85	$12,832	$—	$12,917
Liabilities
Derivative liabilities(1)	$—	$144	$—	$144
Total liabilities measured at fair value on a recurring basis(3)	$—	$144	$—	$144
Nonrecurring fair value measurements:
Loans receivable:
One- to four-family	$—	$—	$33	$33
Home equity	—	—	12	12
Total loans receivable	—	—	45	45
Real estate owned	—	—	29	29
Total assets measured at fair value on a nonrecurring basis(4)	$—	$—	$74	$74

(1)
All derivative assets and liabilities were interest rate contracts at March 31, 2014. Information related to derivative instruments is detailed in Note 8—Accounting for Derivative Instruments and Hedging Activities.

(2)	Represents U.S. Treasury securities held by a broker-dealer subsidiary.

(3)	Assets and liabilities measured at fair value on a recurring basis represented 28% and less than 1% of the Company’s total assets and total liabilities, respectively, at March 31, 2014.

(4)
Represents the fair value of assets prior to deducting estimated selling costs that were carried on the consolidated balance sheet at March 31, 2014, and for which a fair value measurement was recorded during the period.

	Level 1	Level 2	Level 3(1)	Total Fair Value
December 31, 2013:
Recurring fair value measurements:
Assets
Available-for-sale securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$—	$12,236	$—	$12,236
Non-agency CMOs	—	—	14	14
Total residential mortgage-backed securities	—	12,236	14	12,250
Investment securities:
Agency debentures	—	466	—	466
Agency debt securities	—	831	—	831
Municipal bonds	—	40	—	40
Corporate bonds	—	5	—	5
Total investment securities	—	1,342	—	1,342
Total available-for-sale securities	—	13,578	14	13,592
Other assets:
Derivative assets(2)	—	107	—	107
Deposits with clearing organizations(3)	53	—	—	53
Held-for-sale assets—trading securities(4)	104	1	—	105
Total other assets measured at fair value on a recurring basis	157	108	—	265
Total assets measured at fair value on a recurring basis(5)	$157	$13,686	$14	$13,857
Liabilities
Derivative liabilities(2)	$—	$169	$—	$169
Held-for-sale liabilities—securities sold, not yet purchased(4)	94	1	—	95
Total liabilities measured at fair value on a recurring basis(5)	$94	$170	$—	$264
Nonrecurring fair value measurements:
Loans receivable:
One- to four-family	$—	$—	$246	$246
Home equity	—	—	46	46
Total loans receivable(6)	—	—	292	292
Real estate owned(6)	—	—	47	47
Total assets measured at fair value on a nonrecurring basis(7)	$—	$—	$339	$339

(1)	Instruments measured at fair value on a recurring basis categorized as Level 3 represented less than 1% of the Company's total assets and none of its total liabilities at December 31, 2013.

(2)
All derivative assets and liabilities were interest rate contracts at December 31, 2013. Information related to derivative instruments is detailed in Note 8—Accounting for Derivative Instruments and Hedging Activities.

(3)	Represents U.S. Treasury securities held by a broker-dealer subsidiary.

(4)
Assets and liabilities of the market making business were reclassified as held-for-sale and are presented in the other assets and other liabilities line items, respectively, on the consolidated balance sheet at December 31, 2013. Information related to the classification is detailed in Note 2—Disposition.

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

(7)
Goodwill allocated to the market making reporting unit with a carrying amount of $142 million was written down to zero during the year ended December 31, 2013 and categorized in Level 3 of the fair value hierarchy.

The following table presents the gains and losses associated with the assets measured at fair value on a nonrecurring basis during the three months ended March 31, 2014 and 2013 (dollars in millions):

	Three Months Ended March 31,
	2014	2013
One- to four-family	$5	$16
Home equity	12	19
Total losses on loans receivable measured at fair value	$17	$35
(Gains) losses on real estate owned measured at fair value	$(1)	$1
Transfers Between Levels 1 and 2
For assets and liabilities measured at fair value on a recurring basis, the Company’s transfers between levels of the fair value hierarchy are deemed to have occurred at the beginning of the reporting period on a quarterly basis. The Company had no material transfers between Level 1 and 2 during the three months ended March 31, 2014 and 2013.
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
The following tables present additional information about Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended March 31, 2014 and 2013 (dollars in millions):

	Available-for-sale Securities
	Non-agency CMOs
	Three Months Ended March 31,
	2014	2013
Beginning of period	$14	$49
Gains (losses) recognized in earnings(1)	6	(1)
Net gains recognized in other comprehensive income(2)	3	2
Sales	(23)	(35)
Settlements	—	(1)
End of period	$—	$14

(1)	Gains and losses recognized in earnings are reported in the gains on loans and securities, net and net impairment line items on the consolidated statement of income.

(2)	Net gains recognized in other comprehensive income are reported in the net change from available-for-sale securities line item.

Fair Value of Financial Instruments Not Carried at Fair Value
The following table summarizes the carrying values, fair values and fair value hierarchy level classification of financial instruments that are not carried at fair value on the consolidated balance sheet at March 31, 2014 and December 31, 2013 (dollars in millions):

	March 31, 2014
	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash and equivalents	$1,585	$1,585	$—	$—	$1,585
Cash required to be segregated under federal or other regulations	$981	$981	$—	$—	$981
Held-to-maturity securities:
Agency mortgage-backed securities and CMOs	$9,048	$—	$9,057	$—	$9,057
Agency debentures	163	—	167	—	167
Agency debt securities	2,037	—	2,030	—	2,030
Total held-to-maturity securities	$11,248	$—	$11,254	$—	$11,254
Margin receivables	$7,346	$—	$7,346	$—	$7,346
Loans held-for-sale	$795	$—	$802	$—	$802
Loans receivable, net:
One- to four-family	$3,442	$—	$—	$2,975	$2,975
Home equity	2,994	—	—	2,726	2,726
Consumer and other	546	—	—	557	557
Total loans receivable, net(1)	$6,982	$—	$—	$6,258	$6,258
Investment in FHLB stock	$56	$—	$—	$56	$56
Deposits paid for securities borrowed	$487	$—	$487	$—	$487
Liabilities
Deposits	$25,749	$—	$25,749	$—	$25,749
Securities sold under agreements to repurchase	$4,345	$—	$4,360	$—	$4,360
Customer payables	$6,260	$—	$6,260	$—	$6,260
FHLB advances and other borrowings	$1,287	$—	$927	$248	$1,175
Corporate debt	$1,769	$—	$1,965	$—	$1,965
Deposits received for securities loaned	$1,608	$—	$1,608	$—	$1,608

(1)	The carrying value of loans receivable, net includes the allowance for loan losses of $403 million and loans that are valued at fair value on a nonrecurring basis at March 31, 2014.

	December 31, 2013
	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash and equivalents	$1,838	$1,838	$—	$—	$1,838
Cash required to be segregated under federal or other regulations	$1,066	$1,066	$—	$—	$1,066
Held-to-maturity securities:
Agency mortgage-backed securities and CMOs	$8,359	$—	$8,293	$—	$8,293
Agency debentures	164	—	168	—	168
Agency debt securities	1,658	—	1,631	—	1,631
Total held-to-maturity securities	$10,181	$—	$10,092	$—	$10,092
Margin receivables	$6,353	$—	$6,353	$—	$6,353
Loans receivable, net:
One- to four-family	$4,392	$—	$—	$3,790	$3,790
Home equity	3,148	—	—	2,822	2,822
Consumer and other	583	—	—	596	596
Total loans receivable, net(1)	$8,123	$—	$—	$7,208	$7,208
Investment in FHLB stock	$61	$—	$—	$61	$61
Deposits paid for securities borrowed	$536	$—	$536	$—	$536
Liabilities
Deposits	$25,971	$—	$25,971	$—	$25,971
Securities sold under agreements to repurchase	$4,543	$—	$4,571	$—	$4,571
Customer payables	$6,310	$—	$6,310	$—	$6,310
FHLB advances and other borrowings	$1,279	$—	$924	$225	$1,149
Corporate debt	$1,768	$—	$1,951	$—	$1,951
Deposits received for securities loaned	$1,050	$—	$1,050	$—	$1,050

(1)	The carrying value of loans receivable, net includes the allowance for loan losses of $453 million and loans that are valued at fair value on a nonrecurring basis at December 31, 2013.

The fair value measurement techniques for financial instruments not carried at fair value on the consolidated balance sheet at March 31, 2014 and December 31, 2013 are summarized as follows:
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
Loans held-for-sale—Fair value is based on the agreed upon purchase price in the sale of the one- to four-family loans modified as TDRs. The Company corroborated pricing with third-party pricing services and dealers as additional evidence to support the valuation.
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
NOTE 5—OFFSETTING ASSETS AND LIABILITIES
For financial statement purposes, the Company does not offset derivative instruments, repurchase agreements or securities borrowing and securities lending transactions. The Company’s derivative instruments, repurchase agreements and securities borrowing and securities lending transactions are generally transacted under master agreements that are widely used by counterparties and that may allow for net settlements of payments in the normal course, as well as offsetting of all contracts with a given counterparty in the event of bankruptcy or default of one of the two parties to the transaction. The following table presents information about these transactions to enable the users of the Company’s financial statements to evaluate the potential effect of rights of setoff between these recognized assets and recognized liabilities at March 31, 2014 and December 31, 2013 (dollars in millions):

				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Collateral Received or Pledged (Including Cash)	Net Amount
March 31, 2014
Assets:
Deposits paid for securities borrowed (1)(5)	$487	$—	$487	$(306)	$(171)	$10
Derivative assets (1)(3)	62	—	62	(35)	(13)	14
Total	$549	$—	$549	$(341)	$(184)	$24

Liabilities:
Repurchase agreements (4)	$4,345	$—	$4,345	$—	$(4,342)	$3
Deposits received for securities loaned (2)(6)	1,608	—	1,608	(306)	(1,195)	107
Derivative liabilities (2)(3)	139	—	139	(35)	(104)	—
Total	$6,092	$—	$6,092	$(341)	$(5,641)	$110

December 31, 2013
Assets:
Deposits paid for securities borrowed (1)(5)	$536	$—	$536	$(247)	$(282)	$7
Derivative assets (1)(3)	92	—	92	(48)	(12)	32
Total	$628	$—	$628	$(295)	$(294)	$39

Liabilities:
Repurchase agreements (4)	$4,543	$—	$4,543	$—	$(4,537)	$6
Deposits received for securities loaned (2)(6)	1,050	—	1,050	(247)	(740)	63
Derivative liabilities (2)(3)	168	—	168	(48)	(120)	—
Total	$5,761	$—	$5,761	$(295)	$(5,397)	$69

(1)	Net amounts presented in the consolidated balance sheet are reflected in the other assets line item.

(2)	Net amounts presented in the consolidated balance sheet are reflected in the other liabilities line item.

(3)	Excludes net accrued interest payable of $17 million and $19 million at March 31, 2014 and December 31, 2013, respectively.

(4)
The Company pledges available-for-sale and held-to-maturity securities as collateral for amounts due on repurchase agreements and derivative liabilities. The collateral pledged included available-for-sale securities at fair value and held-to-maturity securities at amortized cost for both March 31, 2014 and December 31, 2013.

(5)
Included in the gross amounts of deposits paid for securities borrowed is $311 million and $415 million at March 31, 2014 and December 31, 2013, respectively, transacted through a program with a clearing organization, which guarantees the return of cash to the Company. For presentation purposes, these amounts presented are based on the original counterparties to the Company’s master securities loan agreements.

(6)
Included in the gross amounts of deposits received for securities loaned is $1.0 billion and $682 million at March 31, 2014 and December 31, 2013, respectively, transacted through a program with a clearing organization, which guarantees the return of securities to the Company. For presentation purposes, these amounts presented are based on the original counterparties to the Company’s master securities loan agreements.

Effective June 10, 2013, certain types of derivatives that the Company trades are subject to the Dodd-Frank Act clearing mandate and as a result, are subject to derivatives clearing agreements ("cleared derivatives contracts"). These cleared derivatives contracts enable clearing by a derivatives clearing organization through a clearing member. Under the contracts, the clearing member typically has a one-way right to offset all contracts in the event of the Company’s default or bankruptcy. As such, the cleared derivatives contracts are not bilateral master netting agreements and do not allow for offsetting. At March 31, 2014 and December 31, 2013, the Company had $4 million and $15 million, respectively, in derivative assets of cleared derivatives contracts and $5 million and $1 million, respectively, in derivative liabilities of cleared derivatives contracts.

NOTE 6—AVAILABLE-FOR-SALE AND HELD-TO-MATURITY SECURITIES
The amortized cost and fair value of available-for-sale and held-to-maturity securities at March 31, 2014 and December 31, 2013 are shown in the following tables (dollars in millions):

	Amortized Cost	Gross Unrealized / Unrecognized Gains	Gross Unrealized / Unrecognized Losses	Fair Value
March 31, 2014:
Available-for-sale securities:
Agency residential mortgage-backed securities and CMOs	$11,584	$81	$(242)	$11,423
Investment securities:
Agency debentures	522	5	(34)	493
Agency debt securities	798	12	(5)	805
Municipal bonds	41	1	(1)	41
Corporate bonds	5	—	(1)	4
Total investment securities	1,366	18	(41)	1,343
Total available-for-sale securities	$12,950	$99	$(283)	$12,766
Held-to-maturity securities:
Agency residential mortgage-backed securities and CMOs	$9,048	$119	$(110)	$9,057
Investment securities:
Agency debentures	163	4	—	167
Agency debt securities	2,037	22	(29)	2,030
Total investment securities	2,200	26	(29)	2,197
Total held-to-maturity securities	$11,248	$145	$(139)	$11,254

December 31, 2013:
Available-for-sale securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$12,505	$66	$(335)	$12,236
Non-agency CMOs	17	2	(5)	14
Total residential mortgage-backed securities	12,522	68	(340)	12,250
Investment securities:
Agency debentures	520	—	(54)	466
Agency debt securities	832	8	(9)	831
Municipal bonds	42	—	(2)	40
Corporate bonds	6	—	(1)	5
Total investment securities	1,400	8	(66)	1,342
Total available-for-sale securities	$13,922	$76	$(406)	$13,592
Held-to-maturity securities:
Agency residential mortgage-backed securities and CMOs	$8,359	$99	$(165)	$8,293
Investment securities:
Agency debentures	164	4	—	168
Agency debt securities	1,658	13	(40)	1,631
Total investment securities	1,822	17	(40)	1,799
Total held-to-maturity securities	$10,181	$116	$(205)	$10,092

Contractual Maturities
The contractual maturities of all available-for-sale and held-to-maturity debt securities at March 31, 2014 are shown below (dollars in millions):

	Amortized Cost	Fair Value
Available-for-sale securities:
Due within one to five years	$58	$58
Due within five to ten years	1,031	1,020
Due after ten years	11,861	11,688
Total available-for-sale securities	$12,950	$12,766
Held-to-maturity securities:
Due within one to five years	$964	$995
Due within five to ten years	2,589	2,624
Due after ten years	7,695	7,635
Total held-to-maturity securities	$11,248	$11,254
The Company pledged $2.3 billion and $2.1 billion at March 31, 2014 and December 31, 2013, respectively, of available-for-sale securities and $2.9 billion and $3.4 billion at March 31, 2014 and December 31, 2013, respectively, of held-to-maturity securities as collateral for repurchase agreements, derivatives and other purposes.

Investments with Unrecognized or Unrealized Losses
The following tables show the fair value and unrealized or unrecognized losses on available-for-sale and held-to-maturity securities, aggregated by investment category, and the length of time that individual securities have been in a continuous unrealized or unrecognized loss position at March 31, 2014 and December 31, 2013 (dollars in millions):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized / Unrecognized Losses	Fair Value	Unrealized / Unrecognized Losses	Fair Value	Unrealized / Unrecognized Losses
March 31, 2014:
Available-for-sale securities:
Agency residential mortgage-backed securities and CMOs	$3,559	$(104)	$2,679	$(138)	$6,238	$(242)
Investment securities:
Agency debentures	245	(25)	78	(9)	323	(34)
Agency debt securities	5	—	160	(5)	165	(5)
Municipal bonds	18	(1)	—	—	18	(1)
Corporate bonds	—	—	5	(1)	5	(1)
Total temporarily impaired available-for-sale securities	$3,827	$(130)	$2,922	$(153)	$6,749	$(283)
Held-to-maturity securities:
Agency residential mortgage-backed securities and CMOs	$3,213	$(56)	$1,512	$(54)	$4,725	$(110)
Investment securities:
Agency debt securities	645	(19)	310	(10)	955	(29)
Total temporarily impaired held-to-maturity securities	$3,858	$(75)	$1,822	$(64)	$5,680	$(139)

December 31, 2013:
Available-for-sale securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$6,422	$(268)	$1,266	$(67)	$7,688	$(335)
Non-agency CMOs	—	—	11	(5)	11	(5)
Investment securities:
Agency debentures	466	(54)	—	—	466	(54)
Agency debt securities	384	(9)	—	—	384	(9)
Municipal bonds	27	(2)	—	—	27	(2)
Corporate bonds	—	—	5	(1)	5	(1)
Total temporarily impaired available-for-sale securities	$7,299	$(333)	$1,282	$(73)	$8,581	$(406)
Held-to-maturity securities:
Agency residential mortgage-backed securities and CMOs	$3,607	$(121)	$891	$(44)	$4,498	$(165)
Investment securities:
Agency debt securities	1,153	(40)	—	—	1,153	(40)
Total temporarily impaired held-to-maturity securities	$4,760	$(161)	$891	$(44)	$5,651	$(205)
The Company does not believe that any individual unrealized loss in the available-for-sale or unrecognized loss in the held-to-maturity portfolio as of March 31, 2014 represents a credit loss. The credit loss component is the difference between the security’s amortized cost basis and the present value of its expected future cash flows, and is recognized in earnings. The noncredit loss component is the difference between the present value of its expected future cash flows and the fair value and is recognized through other comprehensive income. The Company assessed whether it intends to sell, or whether it is more likely than not that the Company will be required to sell a security before recovery of its amortized cost basis. For securities that are considered other-than-temporarily impaired and that the Company does not intend to sell as of the balance sheet date and will not be required to sell prior to recovery of its amortized cost basis, the Company determines the amount of the impairment that is related to credit and the amount due to all other factors.
The majority of the unrealized or unrecognized losses on mortgage-backed securities are attributable to changes in interest rates and a re-pricing of risk in the market. Agency mortgage-backed securities and CMOs, agency debentures and agency debt securities are guaranteed by U.S. government sponsored and federal agencies. Municipal bonds and corporate bonds are evaluated by reviewing the credit-worthiness of the issuer and general market conditions. The Company does not intend to sell the securities in an unrealized or unrecognized loss position as of the balance sheet date and it is not more likely than not that the Company will be required to sell the securities before the anticipated recovery of its remaining amortized cost of the securities in an unrealized or unrecognized loss position at March 31, 2014.
The following table presents a roll forward for the three months ended March 31, 2014 and 2013 of the credit loss component on debt securities held by the Company that had a noncredit loss recognized in other comprehensive income and had a credit loss recognized in earnings (dollars in millions):

	Three Months Ended March 31,
	2014	2013
Credit loss balance, beginning of period	$166	$187
Additions:
Subsequent credit impairment	—	1
Securities sold	(14)	(23)
Credit loss balance, end of period (1)	$152	$165

(1)
The credit loss balance at March 31, 2014 and 2013 included $121 million and $114 million, respectively, of credit losses associated with debt securities that have been factored to zero, but the Company still holds legal title to these securities until maturity or until they are sold.

Gains on Loans and Securities, Net
The detailed components of the gains on loans and securities, net line item on the consolidated statement of income for the three months ended March 31, 2014 and 2013 are as follows (dollars in millions):

	Three Months Ended March 31,
	2014	2013
Gains on available-for-sale securities	$19	$24
Losses on available-for-sale securities	—	(8)
Hedge ineffectiveness	(4)	—
Gains on loans and securities, net	$15	$16
During the first quarter of 2014, the Company sold $17 million in amortized cost of its available-for-sale non-agency CMOs for proceeds of approximately $23 million, which resulted in a pre-tax gain of $6 million. Similarly, during the first quarter 2013, the Company sold $231 million in amortized cost of its available-for-sale non-agency CMOs for proceeds of approximately $227 million, which resulted in a pre-tax net loss of $4 million.
NOTE 7—LOANS RECEIVABLE, NET
Loans receivable, net at March 31, 2014 and December 31, 2013 are summarized as follows (dollars in millions):

	March 31, 2014	December 31, 2013
One- to four-family	$3,479	$4,475
Home equity	3,304	3,454
Consumer and other	565	602
Total loans receivable	7,348	8,531
Unamortized premiums, net	37	45
Allowance for loan losses	(403)	(453)
Total loans receivable, net	$6,982	$8,123
At the end of the first quarter in 2014, the Company decided to sell $0.8 billion of one-to four-family loans modified as TDRs which were transferred to held-for-sale at March 31, 2014.
At March 31, 2014, the Company pledged $6.5 billion and $0.6 billion of loans as collateral to the FHLB and Federal Reserve Bank, respectively. At December 31, 2013, the Company pledged $6.8 billion and $0.6 billion of loans as collateral to the FHLB and Federal Reserve Bank, respectively. Loans that the Company pledges to the FHLB at March 31, 2014 include both held-for-investment and held-for-sale loans. Additionally, the Company’s entire loans receivable portfolio was serviced by other companies at March 31, 2014 and December 31, 2013.
The following table represents the breakdown of the total recorded investment in loans receivable and allowance for loan losses by loans that have been collectively evaluated for impairment and those that have been individually evaluated for impairment at March 31, 2014 and December 31, 2013 (dollars in millions):

	Recorded Investment		Allowance for Loan Losses
	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Loans collectively evaluated for impairment	$6,832	$7,163	$328	$329
Loans individually evaluated for impairment (TDRs)	553	1,413	75	124
Total	$7,385	$8,576	$403	$453
Credit Quality and Concentrations of Credit Risk
The Company tracks and reviews factors to predict and monitor credit risk in its mortgage loan portfolio on an ongoing basis. These factors include: loan type, estimated current LTV/CLTV ratios, delinquency history, documentation type, borrowers’ current credit scores, housing prices, loan vintage and geographic location of the property. In economic conditions in which housing prices generally appreciate, the Company believes that loan type, LTV/CLTV ratios, documentation type and credit scores are the key factors in determining future loan performance. In a housing market with declining home prices and less credit available for refinance, the Company believes the LTV/CLTV ratio becomes a more important factor in predicting and monitoring credit risk. The factors are updated on at least a quarterly basis. The Company tracks and reviews delinquency status to predict and monitor credit risk in the consumer and other loan portfolio on at least a quarterly basis.
Credit Quality
The following tables show the distribution of the Company’s mortgage loan portfolios by credit quality indicator at March 31, 2014 and December 31, 2013 (dollars in millions):

	One- to Four-Family		Home Equity
Current LTV/CLTV (1)	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
<=80%	$1,711	$1,912	$1,122	$1,142
80%-100%	1,014	1,365	829	866
100%-120%	453	711	704	736
>120%	301	487	649	710
Total mortgage loans receivable	$3,479	$4,475	$3,304	$3,454
Average estimated current LTV/CLTV (2)	84%	90%	97%	98%
Average LTV/CLTV at loan origination (3)	71%	72%	80%	80%

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

(3)	Average LTV/CLTV at loan origination calculations are based on LTV/CLTV at time of purchase for one- to four-family purchased loans and undrawn balances for home equity loans.

	One- to Four-Family		Home Equity
Documentation Type	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Full documentation	$1,549	$1,847	$1,693	$1,769
Low/no documentation	1,930	2,628	1,611	1,685
Total mortgage loans receivable	$3,479	$4,475	$3,304	$3,454

	One- to Four-Family		Home Equity
Current FICO (1)	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
>=720	$2,006	$2,252	$1,740	$1,811
719 - 700	326	436	327	343
699 - 680	280	366	278	293
679 - 660	212	296	220	245
659 - 620	266	404	298	310
<620	389	721	441	452
Total mortgage loans receivable	$3,479	$4,475	$3,304	$3,454

(1)
FICO scores are updated on a quarterly basis; however, at March 31, 2014 and December 31, 2013, there were some loans for which the updated FICO scores were not available. The current FICO distribution at March 31, 2014 included original FICO scores for approximately $79 million and $4 million of one- to four-family and home equity loans, respectively. The current FICO distribution at December 31, 2013 included original FICO scores for approximately $95 million and $10 million of one- to four-family and home equity loans, respectively.

Concentrations of Credit Risk
One- to four-family loans include interest-only loans for a five to ten year period, followed by an amortizing period ranging from 20 to 25 years. Approximately 43% of the Company's one- to four-family portfolio is not yet amortizing at March 31, 2014. However, during the trailing twelve months ended March 31, 2014, approximately 14% of these borrowers made voluntary annual principal payments of at least $2,500 and slightly over a third of those borrowers made voluntary annual principal payments of at least $10,000.
The home equity loan portfolio is primarily second lien loans on residential real estate properties, which have a higher level of credit risk than first lien mortgage loans. Approximately 15% of the home equity portfolio was in the first lien position and the Company holds both the first and second lien positions in less than 1% of the home equity loan portfolio at March 31, 2014. The home equity loan portfolio consists of approximately 20% of home equity installment loans and approximately 80% of home equity lines of credit at March 31, 2014.
Home equity installment loans are primarily fixed rate and fixed term, fully amortizing loans that do not offer the option of an interest-only payment. The majority of home equity lines of credit convert to amortizing loans at the end of the draw period, which typically ranges from five to ten years. Approximately 8% of this portfolio will require the borrowers to repay the loan in full at the end of the draw period. At March 31, 2014, the majority of the home equity line of credit portfolio had not converted from the interest-only draw period and approximately 80% of this portfolio will not begin amortizing until after 2014. However, during the trailing twelve months ended March 31, 2014, approximately 40% of the Company's borrowers made voluntary annual principal payments of at least $500 on their home equity lines of credit and slightly under half of those borrowers reduced their principal balance by at least $2,500.
The following table outlines when one- to four-family and home equity lines of credit convert to amortizing by percentage of the one- to four-family portfolio and home equity line of credit portfolios, respectively, at March 31, 2014:

Period of Conversion to Amortizing Loan	% of One-to Four-Family Portfolio	% of Home Equity Line of Credit Portfolio
Already amortizing	57%	12%
Through December 31, 2014	1%	6%
Year ending December 31, 2015	5%	27%
Year ending December 31, 2016	16%	42%
Year ending December 31, 2017	21%	13%

Approximately 40% of the Company’s mortgage loans receivable were concentrated in California at both March 31, 2014 and December 31, 2013. No other state had concentrations of mortgage loans that represented 10% or more of the Company’s mortgage loans receivable at March 31, 2014 and December 31, 2013.
Delinquent Loans
The following table shows total loans receivable by delinquency category at March 31, 2014 and December 31, 2013 (dollars in millions):

	Current	30-89 Days Delinquent	90-179 Days Delinquent	180+ Days Delinquent	Total
March 31, 2014
One- to four-family	$3,180	$123	$27	$149	$3,479
Home equity	3,163	62	38	41	3,304
Consumer and other	553	10	2	—	565
Total loans receivable	$6,896	$195	$67	$190	$7,348
December 31, 2013
One- to four-family	$3,988	$190	$70	$227	$4,475
Home equity	3,309	69	36	40	3,454
Consumer and other	587	12	3	—	602
Total loans receivable	$7,884	$271	$109	$267	$8,531
Nonperforming Loans
The Company classifies loans as nonperforming when they are no longer accruing interest. Nonaccrual loans include loans that are 90 days and greater past due, TDRs that are on nonaccrual status for all classes of loans and certain junior liens that have a delinquent senior lien. The following table shows the comparative data for nonaccrual loans (dollars in millions):

	March 31, 2014	December 31, 2013
One- to four-family	316	526
Home equity	195	164
Consumer and other	2	3
Total nonperforming loans receivable	513	693
Nonperforming loans decreased $180 million to $513 million at March 31, 2014 when compared to December 31, 2013. The decrease in the one- to four-family nonperforming loans receivable was primarily due to the transfer of one- to four-family loans modified as TDRs to held-for-sale, which included $377 million of nonperforming loans at March 31, 2014. The decrease in nonperforming loans receivable was partially offset by the increase in nonperforming TDRs that had been charged-off due to bankruptcy notification. In February 2014, the OCC issued clarifying guidance related to consumer debt discharged in Chapter 7 bankruptcy proceedings. As a result of the clarifying guidance, beginning the first quarter of 2014 these bankruptcy loans remain on nonaccrual status regardless of payment history. This change did not have a material impact on the statement of financial condition, results of operations or cash flows. Prior to this change, the Company had $238 million of bankruptcy loans as performing loans at December 31, 2013.
Real Estate Owned and Loans with Formal Foreclosure Proceedings in Process
At March 31, 2014 and December 31, 2013, the Company held $36 million and $50 million, respectively, of real estate owned that were acquired through foreclosure and through a deed in lieu of foreclosure or similar legal agreement. The Company also held $175 million and $199 million of loans for which formal foreclosure proceedings were in process at March 31, 2014 and December 31, 2013, respectively.
Allowance for Loan Losses
The following table provides a roll forward by loan portfolio of the allowance for loan losses for the three months ended March 31, 2014 and 2013 (dollars in millions):

	Three Months Ended March 31, 2014
	One- to Four-Family	Home Equity	Consumer and Other	Total
Allowance for loan losses, beginning of period	$102	$326	$25	$453
Provision for loan losses	(18)	20	2	4
Charge-offs	(43)	(24)	(5)	(72)
Recoveries	11	5	2	18
Charge-offs, net	(32)	(19)	(3)	(54)
Allowance for loan losses, end of period	$52	$327	$24	$403

	Three Months Ended March 31, 2013
	One- to Four-Family	Home Equity	Consumer and Other	Total
Allowance for loan losses, beginning of period	$184	$257	$40	$481
Provision for loan losses	(16)	55	4	43
Charge-offs	(19)	(57)	(17)	(93)
Recoveries	12	8	4	24
Charge-offs, net	(7)	(49)	(13)	(69)
Allowance for loan losses, end of period	$161	$263	$31	$455
The general allowance for loan losses also included a qualitative component to account for a variety of factors that are not directly considered in the quantitative loss model but are factors the Company believes may impact the level of credit losses. The qualitative component was $62 million at both March 31, 2014 and December 31, 2013.
Total allowance for loan losses decreased during the three months ended March 31, 2014 primarily due to the transfer of one- to four-family loans modified as TDRs to held-for-sale. As a result of this transfer, the Company recorded a charge-off related to one-to four-family loans of $42 million which drove the majority of the decrease in the allowance for loan losses.
During the three months ended March 31, 2014 and 2013, the Company agreed to settlements with two third party mortgage originators specific to loans sold to the Company by those originators. One-time payments were agreed upon to satisfy in full all pending and future repurchase requests with those specific originators. The Company applied the full amount of payments of $11 million and $13 million for the three months ended March 31, 2014 and 2013, respectively, as recoveries to the allowance for loan losses, resulting in a corresponding reduction to net charge-offs as well as provision for loan losses.
Impaired Loans—Troubled Debt Restructurings
TDRs include two categories of loans: (1) loan modifications completed under the Company’s programs that involve granting an economic concession to a borrower experiencing financial difficulty, and (2) loans that have been charged off based on the estimated current value of the underlying property less estimated selling costs due to bankruptcy notification. Upon being classified as a TDR, such loan is categorized as an impaired loan and is considered impaired until maturity regardless of whether the borrower performs under the terms of the loan. Impairment on TDRs is measured on an individual basis.

The unpaid principal balance in one- to four-family TDRs was $0.3 billion and $1.2 billion at March 31, 2014 and December 31, 2013, respectively. For home equity loans, the recorded investment in TDRs represents the unpaid principal balance.
The following table shows a summary of the Company’s recorded investment in TDRs that were on accrual and nonaccrual status, in addition to the recorded investment of TDRs at March 31, 2014 and December 31, 2013 (dollars in millions):

		Nonaccrual TDRs
	Accrual TDRs(1)	Current(2)	30-89 Days Delinquent	90+ Days Delinquent	Recorded Investment in TDRs
March 31, 2014
One- to four-family	$125	$119	$21	$56	$321
Home equity	132	57	15	28	232
Total	$257	$176	$36	$84	$553
December 31, 2013
One- to four-family	$774	$127	$102	$169	$1,172
Home equity	176	22	17	26	241
Total	$950	$149	$119	$195	$1,413

(1)	Represents loans modified as TDRs that are current and have made six or more consecutive payments.

(2)	Represents loans modified as TDRs that are current but have not yet made six consecutive payments and certain junior lien TDRs that have a delinquent senior lien.
The decrease in the one- to four-family TDRs was primarily due to the transfer of $0.8 billion of one- to four-family loans modified as TDRs to held-for-sale.
The following table shows the average recorded investment and interest income recognized both on a cash and accrual basis for the Company’s TDRs during the years ended March 31, 2014 and December 31, 2013 (dollars in millions):

	Average Recorded Investment		Interest Income Recognized
	Three Months Ended March 31,		Three Months Ended March 31,
	2014	2013	2014	2013
One- to four-family	$1,154	$1,221	$8	$8
Home equity	237	281	4	5
Total	$1,391	$1,502	$12	$13
Included in the allowance for loan losses was a specific valuation allowance of $75 million and $124 million that was established for TDRs at March 31, 2014 and December 31, 2013, respectively. The specific allowance for these individually impaired loans represents the forecasted losses over the estimated remaining life of the loan, including the economic concession to the borrower. The following table shows detailed information related to the Company’s TDRs at March 31, 2014 and December 31, 2013 (dollars in millions):

	March 31, 2014			December 31, 2013
	Recorded Investment in TDRs	Specific Valuation Allowance	Net Investment in TDRs	Recorded Investment in TDRs	Specific Valuation Allowance	Net Investment in TDRs
With a recorded allowance:
One- to four-family	$97	$15	$82	$403	$60	$343
Home equity	$135	$60	$75	$140	$64	$76
Without a recorded allowance:(1)
One- to four-family	$224	$—	$224	$769	$—	$769
Home equity	$97	$—	$97	$101	$—	$101
Total:
One- to four-family	$321	$15	$306	$1,172	$60	$1,112
Home equity	$232	$60	$172	$241	$64	$177

(1)	Represents loans where the discounted cash flow analysis or collateral value is equal to or exceeds the recorded investment in the loan.

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
The vast majority of the Company’s loans modified as TDRs include an interest rate reduction in combination with another type of concession. The Company prioritizes the interest rate reduction modifications in combination with the following modification categories: principal forgiven, principal deferred and re-age/extension/capitalization of accrued interest. Each class is mutually exclusive in that if a modification had an interest rate reduction with principal forgiven and an extension, the modification would only be presented in the principal forgiven column in the table below. The following tables provide the number of loans, post-modification balances immediately after being modified by major class, and the financial impact of modifications during the three months ended March 31, 2014 and 2013 (dollars in millions):

	Three Months Ended March 31, 2014
		Interest Rate Reduction
	Number of Loans	Principal Forgiven	Principal Deferred	Re-age/Extension/ Interest Capitalization	Other with Interest Rate Reduction	Other	Total
One- to four-family	33	$1	$—	$4	$2	$4	$11
Home equity	46	—	—	2	1	1	4
Total	79	$1	$—	$6	$3	$5	$15

	Three Months Ended March 31, 2013
		Interest Rate Reduction
	Number of Loans	Principal Forgiven	Principal Deferred	Re-age/ Extension/ Interest Capitalization	Other with Interest Rate Reduction	Other	Total
One- to four-family	93	$8	$2	$20	$1	$5	$36
Home equity	66	—	—	1	3	1	5
Total	159	$8	$2	$21	$4	$6	$41

	Three Months Ended March 31,
	2014			2013
	Financial Impact			Financial Impact
	Principal Forgiven	Pre-Modification Weighted Average Interest Rate	Post-Modification Weighted Average Interest Rate	Principal Forgiven	Pre-Modification Weighted Average Interest Rate	Post-Modification Weighted Average Interest Rate
One- to four-family	$—	4.8%	2.7%	$3	5.2%	2.3%
Home equity	—	4.3%	2.0%	—	4.5%	1.3%
Total	$—			$3
The Company considers modifications that become 30 days past due to have experienced a payment default. The following table shows the recorded investment in modifications that experienced a payment default within 12 months after the modification for the three months ended March 31, 2014 and 2013 (dollars in millions):

	Three Months Ended March 31,
	2014		2013
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
One- to four-family(1)	18	$7	54	$19
Home equity(2)	8	—	24	1
Total	26	$7	78	$20

(1)
For the three months ended March 31, 2014 and 2013, $2 million and $3 million, respectively, of the recorded investment in one- to four-family loans that had a payment default in the trailing 12 months were classified as current.

(2)
For both the three months ended March 31, 2014 and 2013, less than $1 million of the recorded investment in home equity loans that had a payment default in the trailing 12 months were classified as current.

The delinquency status is the primary measure the Company uses to evaluate the performance of loans modified as TDRs. The following table shows the loans modified as TDRs by delinquency category at March 31, 2014 and December 31, 2013 (dollars in millions):

	Modifications Current	Modifications 30-89 Days Delinquent	Modifications 90-179 Days Delinquent	Modifications 180+ Days Delinquent	Recorded Investment in Modifications
March 31, 2014
One- to four-family	$161	$12	$4	$8	$185
Home equity	155	12	6	9	182
Total	$316	$24	$10	$17	$367
December 31, 2013
One- to four-family	$817	$92	$39	$88	$1,036
Home equity	162	13	4	9	188
Total	$979	$105	$43	$97	$1,224
The decrease in the one- to four-family TDRs was primarily due to the transfer of $0.8 billion of our one- to four-family loans modified as TDRs to held-for-sale.

NOTE 8—ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The Company enters into derivative transactions primarily to protect against interest rate risk on the value of certain assets, liabilities and future cash flows. Cash flow hedges, which include a combination of interest rate swaps and purchased options, including caps and floors, are used primarily to reduce the variability of future cash flows associated with existing variable-rate assets and liabilities and forecasted issuances of liabilities. Fair value hedges, which include interest rate swaps, are used to offset exposure to changes in value of certain fixed-rate assets and liabilities. Each derivative is recorded on the consolidated balance sheet at fair value as a freestanding asset or liability. The following table summarizes the fair value amounts of derivatives designated as hedging instruments reported in the consolidated balance sheet at March 31, 2014 and December 31, 2013 (dollars in millions):

		Fair Value
	Notional	Asset(1)	Liability(2)	Net(3)
March 31, 2014
Interest rate contracts:
Cash flow hedges:
Pay-fixed rate swaps	$2,025	$13	$(139)	$(126)
Purchased options	825	7	—	7
Total cash flow hedges	2,850	20	(139)	(119)
Fair value hedges:
Pay-fixed rate swaps	1,313	46	(5)	41
Total derivatives designated as hedging instruments(4)	$4,163	$66	$(144)	$(78)
December 31, 2013
Interest rate contracts:
Cash flow hedges:
Pay-fixed rate swaps	$2,480	$19	$(168)	$(149)
Purchased options	825	8	—	8
Total cash flow hedges	3,305	27	(168)	(141)
Fair value hedges:
Pay-fixed rate swaps	1,614	80	(1)	79
Total derivatives designated as hedging instruments(4)	$4,919	$107	$(169)	$(62)

(1)	Reflected in the other assets line item on the consolidated balance sheet.

(2)	Reflected in the other liabilities line item on the consolidated balance sheet.

(3)	Represents derivative assets net of derivative liabilities for disclosure purposes only.

(4)	All derivatives were designated as hedging instruments at March 31, 2014 and December 31, 2013.
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
The future issuances of liabilities, including repurchase agreements, are largely dependent on the market demand and liquidity in the wholesale borrowings market. At March 31, 2014, the Company believes the forecasted issuance of all debt in cash flow hedge relationships is probable. However, unexpected changes in market conditions in future periods could impact the ability to issue this debt. The Company believes the forecasted issuance of debt in the form of repurchase agreements is most susceptible to an unexpected change in market conditions.
The following table summarizes the effect of interest rate contracts designated and qualifying as hedging instruments in cash flow hedges on accumulated other comprehensive loss and on the consolidated statement of income for the three months ended March 31, 2014 and 2013 (dollars in millions):

	Three Months Ended March 31,
	2014(1)	2013(1)
Gains (losses) on derivatives recognized in OCI (effective portion), net of tax	$(16)	$6
Losses reclassified from AOCI into earnings (effective portion), net of tax	$(21)	$(20)

(1)
The Company had cash flow hedge ineffectiveness gains of less than $1 million at both the three months ended March 31, 2014 and 2013, which are reflected in the gains on loans and securities, net line item on the consolidated statement of income.

During the upcoming twelve months, the Company expects to include a pre-tax amount of approximately $123 million of net unrealized losses that are currently reflected in accumulated other comprehensive loss in net operating interest income as a yield adjustment in the same periods in which the related hedged items affect earnings. The maximum length of time over which transactions are hedged is 9 years.
The following table shows the balance in accumulated other comprehensive loss attributable to active and discontinued cash flow hedges at March 31, 2014 and December 31, 2013 (dollars in millions):

	March 31, 2014	December 31, 2013
Accumulated other comprehensive loss balance (net of tax) related to:
Discontinued cash flow hedges	$(196)	$(201)
Active cash flow hedges	(97)	(97)
Total cash flow hedges	$(293)	$(298)
The following table shows the balance in accumulated other comprehensive loss attributable to cash flow hedges by type of hedged item at March 31, 2014 and December 31, 2013 (dollars in millions):

	March 31, 2014	December 31, 2013
Repurchase agreements	$(376)	$(379)
FHLB advances	(94)	(99)
Total balance of cash flow hedges, before tax	(470)	(478)
Tax benefit	177	180
Total balance of cash flow hedges, net of tax	$(293)	$(298)
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
The following table summarizes the effect of interest rate contracts designated and qualifying as hedging instruments in fair value hedges and related hedged items on the consolidated statement of income for the three months ended March 31, 2014 and 2013 (dollars in millions):

	Three Months Ended March 31,
	2014			2013
	Hedging Instrument	Hedged Item	Hedge Ineffectiveness(1)	Hedging Instrument	Hedged Item	Hedge Ineffectiveness(1)
Agency debentures	$(31)	$27	$(4)	$16	$(16)	$—
Agency mortgage-backed securities	(11)	11	—	—	—	—
Total gains (losses) included in earnings	$(42)	$38	$(4)	$16	$(16)	$—

(1)	Reflected in the gains on loans and securities, net line item on the consolidated statement of income.
NOTE 9—SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND FHLB ADVANCES AND OTHER BORROWINGS
Securities sold under agreements to repurchase, FHLB advances and other borrowings at March 31, 2014 and December 31, 2013 are shown in the following table (dollars in millions):

		FHLB Advances and Other Borrowings
	Repurchase Agreements(1)	FHLB Advances	Other	Total	Weighted Average Interest Rate
Due within one year	$3,595	$270	$1	$3,866	0.33%
Due between one and two years	350	—	1	351	0.83%
Due between two and three years	400	250	1	651	0.86%
Due between three and four years	—	400	—	400	0.40%
Thereafter	—	—	428	428	2.92%
Subtotal	4,345	920	431	5,696	0.62%
Fair value hedge adjustments	—	27	—	27
Deferred costs	—	(91)	—	(91)
Total other borrowings at March 31, 2014	$4,345	$856	$431	$5,632	0.62%
Total other borrowings at December 31, 2013	$4,543	$851	$428	$5,822	0.72%

(1)	The maximum amount at any month end for repurchase agreements was $4.9 billion and $4.6 billion for three months ended March 31, 2014 and the year ended December 31, 2013, respectively.
Securities Sold Under Agreements to Repurchase
During the three months ended March 31, 2014, the Company paid down in advance of maturity $100 million of its fixed-rate repurchase agreements for which losses on early extinguishment of debt of $12 million were recorded in the consolidated statement of income.
NOTE 10—ACCUMULATED OTHER COMPREHENSIVE LOSS
The following tables present after-tax changes in each component of accumulated other comprehensive loss for the three months ended March 31, 2014 and 2013 (dollars in millions):

	Available-for-sale Securities	Cash Flow Hedging Instruments	Foreign Currency Translation	Total
Beginning balance, December 31, 2013	$(160)	$(298)	$5	$(453)
Other comprehensive income (loss) before reclassifications	81	(16)	—	65
Amounts reclassified from accumulated other comprehensive loss	(12)	21	—	9
Net change	69	5	—	74
Ending balance, March 31, 2014	$(91)	$(293)	$5	$(379)

	Available-for-sale Securities	Cash Flow Hedging Instruments	Foreign Currency Translation	Total
Beginning balance, December 31, 2012	$137	$(452)	$5	$(310)
Other comprehensive income (loss) before reclassifications	(5)	6	—	1
Amounts reclassified from accumulated other comprehensive loss	(10)	20	—	10
Net change	(15)	26	—	11
Ending balance, March 31, 2013	$122	$(426)	$5	$(299)

The following table presents the income statement line items impacted by reclassifications out of accumulated other comprehensive loss for the three months ended March 31, 2014 and 2013 (dollars in millions):

Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Items in the Consolidated Statement of Income
	Three Months Ended March 31,
	2014	2013
Available-for-sale securities:
	$19	$16	Gains on loans and securities, net
	(7)	(6)	Tax expense
	$12	$10	Reclassification into earnings, net
Cash flow hedging instruments:
	$—	$2	Operating interest income
	(35)	(35)	Operating interest expense
	(35)	(33)	Reclassification into earnings, before tax
	14	13	Tax expense
	$(21)	$(20)	Reclassification into earnings, net

NOTE 11—EARNINGS PER SHARE
The following table presents a reconciliation of basic and diluted earnings per share (in millions, except share data and per share amounts):

	Three Months Ended March 31,
	2014	2013
Basic:
Net income	$97	$35
Basic weighted-average shares outstanding (in thousands)	288,051	286,626
Basic earnings per share	$0.34	$0.12
Diluted:
Net income	$97	$35
Basic weighted-average shares outstanding (in thousands)	288,051	286,626
Effect of dilutive securities:
Weighted-average convertible debentures (in thousands)	4,080	4,125
Weighted-average options and restricted stock issued to employees (in thousands)	1,688	945
Diluted weighted-average shares outstanding (in thousands)	293,819	291,696
Diluted earnings per share	$0.33	$0.12

As of March 31, 2014 and 2013, the Company excluded 0.7 million and 2.7 million shares, respectively, of stock options and restricted stock awards and units form the calculations of diluted earnings per share as the effect would have been anti-dilutive.
NOTE 12—REGULATORY REQUIREMENTS
Registered Broker-Dealers
The Company’s largest U.S. broker-dealer subsidiaries are subject to the Uniform Net Capital Rule (the "Rule") under the Securities Exchange Act of 1934 administered by the SEC and FINRA, which requires the maintenance of minimum net capital. The minimum net capital requirements can be met under either the Aggregate Indebtedness method or the Alternative method. Under the Aggregate Indebtedness method, a broker-dealer is required to maintain minimum net capital of the greater of 6 2/3% of its aggregate indebtedness, as defined, or a minimum dollar amount. Under the Alternative method, a broker-dealer is required to maintain net capital equal to the greater of $250,000 or 2% of aggregate debit balances arising from customer transactions. The method used depends on the individual U.S. broker-dealer subsidiary. The Company’s other broker-dealers, including its international broker-dealer subsidiaries located in Europe and Asia, are subject to capital requirements determined by their respective regulators.
At March 31, 2014 and December 31, 2013, all of the Company’s broker-dealer subsidiaries met minimum net capital requirements. The tables below summarize the minimum excess capital requirements for the Company’s broker-dealer subsidiaries at March 31, 2014 and December 31, 2013 (dollars in millions):

	Required Net Capital	Net Capital	Excess Net Capital
March 31, 2014:
E*TRADE Clearing LLC(1)	$160	$726	$566
E*TRADE Securities LLC(1)	—	315	315
Other broker-dealers	2	15	13
Total	$162	$1,056	$894
December 31, 2013:
E*TRADE Clearing LLC(1)	$144	$715	$571
E*TRADE Securities LLC(1)	—	261	261
G1 Execution Services, LLC(2)	1	22	21
Other broker-dealers	2	22	20
Total	$147	$1,020	$873

(1)	Elected to use the Alternative method to compute net capital. The net capital requirement was $250,000 for E*TRADE Securities LLC for both periods presented.

(2)
Elected to use the Aggregate Indebtedness method to compute net capital. G1 Execution Services, LLC is the Company's market maker and was held-for-sale at December 31, 2013. The sale of G1 Execution Services, LLC was completed on February 10, 2014.

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
Quantitative measures established by regulation to ensure capital adequacy require E*TRADE Bank to meet minimum total capital, Tier 1 capital and Tier 1 leverage ratios. As shown in the table below, at both March 31, 2014 and December 31, 2013, E*TRADE Bank was categorized as "well capitalized" under the regulatory framework for prompt corrective action. However, events beyond management's control, such as deterioration in credit markets, could adversely affect future earnings and E*TRADE Bank's ability to meet future capital requirements and ability to pay dividends to the parent company.

E*TRADE Bank’s actual and required capital amounts and ratios at March 31, 2014 and December 31, 2013 are presented in the table below (dollars in millions):

	Actual		Minimum Required to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Excess Capital
March 31, 2014:
Total capital	$4,429	24.02%	$1,844	10.00%	$2,585
Tier 1 capital	$4,196	22.76%	$1,106	6.00%	$3,090
Tier 1 leverage	$4,196	9.67%	$2,169	5.00%	$2,027
December 31, 2013:
Total capital	$4,331	24.25%	$1,786	10.00%	$2,545
Tier 1 capital	$4,105	22.98%	$1,072	6.00%	$3,033
Tier 1 leverage	$4,105	9.51%	$2,158	5.00%	$1,947
NOTE 13—COMMITMENTS, CONTINGENCIES AND OTHER REGULATORY MATTERS
Legal Matters
Litigation Matters
On October 27, 2000, Ajaxo, Inc. ("Ajaxo") filed a complaint in the Superior Court for the State of California, County of Santa Clara. Ajaxo sought damages and certain non-monetary relief for the Company’s alleged breach of a non-disclosure agreement with Ajaxo pertaining to certain wireless technology that Ajaxo offered the Company as well as damages and other relief against the Company for their alleged misappropriation of Ajaxo’s trade secrets. Following a jury trial, a judgment was entered in 2003 in favor of Ajaxo against the Company for $1 million for breach of the Ajaxo non-disclosure agreement. Although the jury found in favor of Ajaxo on its claim against the Company for misappropriation of trade secrets, the trial court subsequently denied Ajaxo’s requests for additional damages and relief. On December 21, 2005, the California Court of Appeal affirmed the above-described award against the Company for breach of the nondisclosure agreement but remanded the case to the trial court for the limited purpose of determining what, if any, additional damages Ajaxo may be entitled to as a result of the jury’s previous finding in favor of Ajaxo on its claim against the Company for misappropriation of trade secrets. Although the Company paid Ajaxo the full amount due on the above-described judgment, the case was remanded back to the trial court, and on May 30, 2008, a jury returned a verdict in favor of the Company denying all claims raised and demands for damages against the Company. Following the trial court’s filing of entry of judgment in favor of the Company on September 5, 2008, Ajaxo filed post-trial motions for vacating this entry of judgment and requesting a new trial. By order dated November 4, 2008, the trial court denied these motions. On December 2, 2008, Ajaxo filed a notice of appeal with the Court of Appeal of the State of California for the Sixth District. Oral argument on the appeal was heard on July 15, 2010. On August 30, 2010, the Court of Appeal affirmed the trial court’s verdict in part and reversed the verdict in part, remanding the case. The Company petitioned the Supreme Court of California for review of the Court of Appeal decision. On December 16, 2010, the California Supreme Court denied the Company’s petition for review and remanded for further proceedings to the trial court. On September 20, 2011, the trial court granted limited discovery at a conference on November 4, 2011. The testimonial phase of the third trial in this matter concluded on June 12, 2012. Written closing statements were submitted on January 17, 2014, and responses were filed on February 14, 2014. The parties await decision on whether there will be a second phase of this bench trial. The Company will continue to defend itself vigorously.
On May 16, 2011, Droplets Inc., the holder of two patents pertaining to user interface servers, filed a complaint in the U.S. District Court for the Eastern District of Texas against E*TRADE Financial Corporation, E*TRADE Securities LLC, E*TRADE Bank and multiple other unaffiliated financial services firms. Plaintiff contends that the defendants engaged in patent infringement under federal law. Plaintiff seeks unspecified damages and an injunction against future infringements, plus royalties, costs, interest and attorneys’ fees. On September 30, 2011, the Company and several co-defendants filed a motion to transfer the case to the Southern District of New York. Venue discovery occurred throughout December 2011. On January 1, 2012, a new judge was assigned to the case. On March 28, 2012, a change of venue was granted and the case was transferred to the United States District Court for the Southern District of New York. The Company filed its answer and counterclaim on June 13, 2012 and plaintiff moved to dismiss the counterclaim. The Company filed a motion for summary judgment. Plaintiffs sought to change venue back to the Eastern District of Texas on the theory that this case is one of several matters that should be consolidated in a single multi-district litigation. On December 12, 2012, the Multidistrict Litigation Panel denied the transfer of this action to Texas. By opinion dated April 4, 2013, the Court denied defendants’ motion for summary judgment and plaintiff’s motion to dismiss the counterclaims. The Court issued its order on claim construction on October 22, 2013, and by order dated

January 28, 2014, the Court adopted the defendants' proposed claims construction. On March 25, 2014, the Court granted plaintiff leave to amend its complaint to add a newly-issued patent, but stayed all litigation pertaining to that patent until a covered business method review could be heard by the Patent and Trademark Appeals Board. The Company will continue to defend itself vigorously in this matter, both in the District Court and at the U.S. Patent and Trademark Office.
Several cases have been filed nationwide involving the April 2007 leveraged buyout ("LBO") of the Tribune Company ("Tribune") by Sam Zell, and the subsequent bankruptcy of Tribune. In William Niese et al. v. A.G. Edwards et al., in Superior Court of Delaware, New Castle County, former Tribune employees and retirees claimed that Tribune was actually insolvent at the time of the LBO and that the LBO constituted a fraudulent transaction that depleted the plaintiffs’ retirement plans, rendering them worthless. E*TRADE Clearing LLC, along with numerous other financial institutions, is a named defendant in this case. One of the defendants removed the action to federal district court in Delaware on July 1, 2011. In Deutsche Bank Trust Company Americas et al. v. Adaly Opportunity Fund et al., filed in the Supreme Court of New York, New York County on June 3, 2011, the Trustees of certain notes issued by Tribune allege wrongdoing in connection with the LBO. In particular the Trustees claim that the LBO constituted a constructive fraudulent transfer under various state laws. G1 Execution Services, LLC (formerly known as E*TRADE Capital Markets, LLC), along with numerous other financial institutions, is a named defendant in this case. In Deutsche Bank et al. v. Ohlson et al., filed in the U.S. District Court for the Northern District of Illinois, noteholders of Tribune asserted claims of constructive fraud and G1 Execution Services, LLC is a named defendant in this case. Under the agreement governing the sale of G1 Execution Services, LLC to Susquehanna, the Company remains responsible for any resulting actions taken against G1 Execution Services, LLC as a result of such investigation. In EGI-TRB LLC et al. v. ABN-AMRO et al., filed in the Circuit Court of Cook County Illinois, creditors of Tribune assert fraudulent conveyance claims against multiple shareholder defendants and E*TRADE Clearing LLC is a named defendant in this case. These cases have been consolidated into a multi-district litigation. The Company’s time to answer or otherwise respond to the complaints has been stayed pending further orders of the Court. On September 18, 2013, the Court entered the Fifth Amended Complaint. On September 23, 2013, the Court granted the defendants’ motion to dismiss the individual creditors’ complaint. The individual creditors filed a notice of appeal. The steering committees for plaintiffs and defendants have submitted a joint plan for the next phase of litigation. The next phase of the action will involve individual motions to dismiss. It is expected to continue through 2014. The Company will defend itself vigorously in these matters.
On April 30, 2013, a putative class action was filed by John Scranton, on behalf of himself and a class of persons similarly situated, against E*TRADE Financial Corporation and E*TRADE Securities LLC in the Superior Court of California, County of Santa Clara, pursuant to the California procedures for a private Attorney General action. The Complaint alleged that the Company misrepresented through its website that it would always automatically exercise options that were in-the-money by $0.01 or more on expiration date. Plaintiffs allege violations of the California Unfair Competition Law, the California Consumer Remedies Act, fraud, misrepresentation, negligent misrepresentation and breach of fiduciary duty. The case has been deemed complex within the meaning of the California Rules of Court, and a case management conference was held on September 13, 2013. The Company’s demurrer and motion to strike the complaint were granted by order dated December 20, 2013. The Court granted leave to amend the complaint. A second amended complaint was filed on January 31, 2014. On March 11, 2014, the Company moved to strike and for a demurrer to the second amended complaint. A hearing on these motions is scheduled for July 18, 2014. The Company will continue to defend itself vigorously in this matter.
On April 18, 2014, a putative class action was filed by the City of Providence, Rhode Island against forty-one high frequency trading firms, stock exchanges, market-makers, and other broker-dealers, including the Company, in the U.S. District Court for the Southern District of New York. The Complaint alleges that the high frequency trading firms, certain broker-dealers managing dark pools, and the exchanges manipulated the U.S. Securities markets, and that numerous market-makers and broker-dealers participated in that manipulation by doing business with the high frequency traders. As to the Company, the Complaint alleges violation of Sections 10(b) and 20(a) of the Exchange Act. On May 2, 2014, a similar putative class action was filed by American European Insurance Company against forty-two high frequency trading firms, stock exchanges, market-makers, and other broker-dealers, including the Company, in the U.S. District Court for the Southern District of New York. The action filed by American European Insurance Company made allegations substantially similar to the allegations in the City of Providence complaint. While there can be no assurances, the Company's legal counsel believes the claims against it have no merit, and that the Company will ultimately prevail. The Company will defend itself vigorously in this matter.
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
During 2012, the Company completed a review of order handling practices and pricing for order flow between E*TRADE Securities LLC and G1 Execution Services, LLC. The Company has implemented changes to its practices and procedures that were recommended during the review. Banking regulators and federal securities regulators were regularly updated during the course of the review and may initiate investigations into the Company’s historical practices which could subject it to monetary penalties and cease-and-desist orders, which could also prompt claims by customers of E*TRADE Securities LLC. Any of these actions could materially and adversely affect the Company’s broker-dealer businesses. On July 11, 2013, FINRA notified E*TRADE Securities LLC and G1 Execution Services, LLC that it is conducting an examination of both firms’ routing practices. The Company is cooperating fully with FINRA in this examination, as under the agreement governing the sale of G1 Execution Services, LLC to Susquehanna, it remains responsible for any resulting actions taken against G1 Execution Services, LLC as a result of such investigation.
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
Other Investments
The Company has investments in low-income housing tax credit partnerships and other limited partnerships. The Company had $1 million in unfunded commitments with respect to these investments at March 31, 2014.
Unused Lines of Credit and Certificates of Deposit

At March 31, 2014, the Company had approximately $43 million of certificates of deposit scheduled to mature in less than one year and $224 million of unfunded commitments to extend credit.
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
During the 30-year period prior to the redemption of the trust preferred securities, ETBH guarantees the accrued and unpaid distributions on these securities, as well as the redemption price of the securities and certain costs that may be incurred in liquidating, terminating or dissolving the trusts (all of which would otherwise be payable by the trusts). At March 31, 2014, management estimated that the maximum potential liability under this arrangement, including the current carrying value of the trusts, was equal to approximately $436 million or the total face value of these securities plus dividends, which may be unpaid at the termination of the trust arrangement.
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
The Company evaluates the performance of its segments based on the segment’s income (loss) before income taxes. Financial information for the Company’s reportable segments is presented in the following tables (dollars in millions):

	Three Months Ended March 31, 2014
	Trading and Investing	Balance Sheet Management	Corporate/ Other	Total
Net operating interest income	$143	$123	$—	$266
Total non-interest income	193	16	—	209
Total net revenue	336	139	—	475
Provision for loan losses	—	4	—	4
Total operating expense	195	41	54	290
Income (loss) before other income (expense) and income taxes	141	94	(54)	181
Total other income (expense)	—	—	(37)	(37)
Income (loss) before income taxes	$141	$94	$(91)	$144
Income tax expense				47
Net income				$97

	Three Months Ended March 31, 2013
	Trading and Investing	Balance Sheet Management	Corporate/ Other	Total
Net operating interest income	$134	$107	$—	$241
Total non-interest income	163	16	—	179
Total net revenue	297	123	—	420
Provision for loan losses	—	43	—	43
Total operating expense	199	50	46	295
Income (loss) before other income (expense) and income taxes	98	30	(46)	82
Total other income (expense)	—	—	(25)	(25)
Income (loss) before income taxes	$98	$30	$(71)	57
Income tax expense				22
Net income				$35

Segment Assets

	Trading and Investing	Balance Sheet Management	Corporate/ Other	Total
As of March 31, 2014	$11,613	$34,404	$421	$46,438
As of December 31, 2013	$10,820	$34,784	$676	$46,280

NOTE 15—SUBSEQUENT EVENT
The sale of $0.8 billion carrying value of one-to-four family loans modified as TDRs closed on April 22, 2014 and the Company recorded a slight gain on the sale which will be recognized in the second quarter of 2014.
ITEM 4.    CONTROLS AND PROCEDURES

(a)
Based on an evaluation under the supervision and with the participation of our management, our Chief Executive Officer and our Chief Financial Officer have concluded that the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"), were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)
There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2014, identified in connection with management's evaluation required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
On October 27, 2000, Ajaxo, Inc. ("Ajaxo") filed a complaint in the Superior Court for the State of California, County of Santa Clara. Ajaxo sought damages and certain non-monetary relief for the Company’s alleged breach of a non-disclosure agreement with Ajaxo pertaining to certain wireless technology that Ajaxo offered the Company as well as damages and other relief against the Company for their alleged misappropriation of Ajaxo’s trade secrets. Following a jury trial, a judgment was entered in 2003 in favor of Ajaxo against the Company for $1 million for breach of the Ajaxo non-disclosure agreement. Although the jury found in favor of Ajaxo on its claim against the Company for misappropriation of trade secrets, the trial court subsequently denied Ajaxo’s requests for additional damages and relief. On December 21, 2005, the California Court of Appeal affirmed the above-described award against the Company for breach of the nondisclosure agreement but remanded the case to the trial court for the limited purpose of determining what, if any, additional damages Ajaxo may be entitled to as a result of the jury’s previous finding in favor of Ajaxo on its claim against the Company for misappropriation of trade secrets. Although the Company paid Ajaxo the full amount due on the above-described judgment, the case was remanded back to the trial court, and on May 30, 2008, a jury returned a verdict in favor of the Company denying all claims raised and demands for damages against the Company. Following the trial court’s filing of entry of judgment in favor of the Company on September 5, 2008, Ajaxo filed post-trial motions for vacating this entry of judgment and requesting a new trial. By order dated November 4, 2008, the trial court denied these motions. On December 2, 2008, Ajaxo filed a notice of appeal with the Court of Appeal of the State of California for the Sixth District. Oral argument on the appeal was heard on July 15, 2010. On August 30, 2010, the Court of Appeal affirmed the trial court’s verdict in part and reversed the verdict in part, remanding the case. The Company petitioned the Supreme Court of California for review of the Court of Appeal decision. On December 16, 2010, the California Supreme Court denied the Company’s petition for review and remanded for further proceedings to the trial court. On September 20, 2011, the trial court granted limited discovery at a conference on November 4, 2011. The testimonial phase of the third trial in this matter concluded on June 12, 2012. Written closing statements were submitted on January 17, 2014, and responses were filed on February 14, 2014. The parties await decision on whether there will be a second phase of this bench trial. The Company will continue to defend itself vigorously.
On May 16, 2011, Droplets Inc., the holder of two patents pertaining to user interface servers, filed a complaint in the U.S. District Court for the Eastern District of Texas against E*TRADE Financial Corporation, E*TRADE Securities LLC, E*TRADE Bank and multiple other unaffiliated financial services firms. Plaintiff contends that the defendants engaged in patent infringement under federal law. Plaintiff seeks unspecified damages and an injunction against future infringements, plus royalties, costs, interest and attorneys’ fees. On September 30, 2011, the Company and several co-defendants filed a motion to transfer the case to the Southern District of New York. Venue discovery occurred throughout December 2011. On January 1, 2012, a new judge was assigned to the case. On March 28, 2012, a change of venue was granted and the case was transferred to the United States District Court for the Southern District of New York. The Company filed its answer and counterclaim on June 13, 2012 and plaintiff moved to dismiss the counterclaim. The Company filed a motion for summary judgment. Plaintiffs sought to change venue back to the Eastern District of Texas on the theory that this case is one of several matters that should be consolidated in a single multi-district litigation. On December 12, 2012, the Multidistrict Litigation Panel denied the transfer of this action to Texas. By opinion dated April 4, 2013, the Court denied defendants’ motion for summary judgment and plaintiff’s motion to dismiss the counterclaims. The Court issued its order on claim construction on October 22, 2013, and by order dated January 28, 2014, the Court adopted the defendants' proposed claims construction. On March 25, 2014, the Court granted plaintiff leave to amend its complaint to add a newly-issued patent, but stayed all litigation pertaining to that patent until a covered business method review could be heard by the Patent and Trademark Appeals Board. The Company will continue to defend itself vigorously in this matter, both in the District Court and at the U.S. Patent and Trademark Office.
Several cases have been filed nationwide involving the April 2007 leveraged buyout ("LBO") of the Tribune Company ("Tribune") by Sam Zell, and the subsequent bankruptcy of Tribune. In William Niese et al. v. A.G. Edwards et al., in Superior Court of Delaware, New Castle County, former Tribune employees and retirees claimed that Tribune was actually insolvent at the time of the LBO and that the LBO constituted a fraudulent transaction that depleted the plaintiffs’ retirement plans, rendering them worthless. E*TRADE Clearing LLC, along with numerous other financial institutions, is a named defendant in this case. One of the defendants removed the action to federal district court in Delaware on July 1, 2011. In Deutsche Bank Trust Company Americas et al. v. Adaly Opportunity Fund et al., filed in the Supreme Court of New York, New York County on June 3, 2011, the Trustees of certain notes issued by Tribune allege wrongdoing in connection with the LBO. In particular the Trustees claim that the LBO constituted a constructive fraudulent transfer under various state laws. G1 Execution Services, LLC (formerly known as E*TRADE Capital Markets, LLC), along with numerous other financial institutions, is a named defendant in this case. In Deutsche Bank et al. v. Ohlson et al., filed in the U.S. District Court for the Northern District of Illinois, noteholders of Tribune asserted claims of constructive fraud and G1 Execution Services, LLC is a named defendant in this case. Under the agreement governing the sale of G1 Execution Services, LLC to Susquehanna, the Company remains responsible for any resulting actions taken against G1 Execution Services, LLC as a result of such investigation. In EGI-TRB LLC et al. v. ABN-AMRO et al., filed in the Circuit Court of Cook County Illinois, creditors of Tribune assert fraudulent conveyance claims against multiple shareholder defendants and E*TRADE Clearing LLC is a named defendant in this case. These cases have been consolidated into a multi-district litigation. The Company’s time to answer or otherwise respond to the complaints has been stayed pending further orders of the Court. On September 18, 2013, the Court entered the Fifth Amended Complaint. On September 23, 2013, the Court granted the defendants’ motion to dismiss the individual creditors’ complaint. The individual creditors filed a notice of appeal. The steering committees for plaintiffs and defendants have submitted a joint plan for the next phase of litigation. The next phase of the action will involve individual motions to dismiss. It is expected to continue through 2014. The Company will defend itself vigorously in these matters.
During 2012, the Company completed a review of order handling practices and pricing for order flow between E*TRADE Securities LLC and G1 Execution Services, LLC. The Company has implemented changes to its practices and procedures that were recommended during the review. Banking regulators and federal securities regulators were regularly updated during the course of the review and may initiate investigations into the Company’s historical practices which could subject it to monetary penalties and cease-and-desist orders, which could also prompt claims by customers of E*TRADE Securities LLC. Any of these actions could materially and adversely affect the Company’s broker-dealer businesses. On July 11, 2013, FINRA notified E*TRADE Securities LLC and G1 Execution Services, LLC that it is conducting an examination of both firms’ routing practices. The Company is cooperating fully with FINRA in this examination, as under the agreement governing the sale of G1 Execution Services, LLC to Susquehanna, it remains responsible for any resulting actions taken against G1 Execution Services, LLC as a result of such investigation.
On April 30, 2013, a putative class action was filed by John Scranton, on behalf of himself and a class of persons similarly situated, against E*TRADE Financial Corporation and E*TRADE Securities LLC in the Superior Court of California, County of Santa Clara, pursuant to the California procedures for a private Attorney General action. The Complaint alleged that the Company misrepresented through its website that it would always automatically exercise options that were in-the-money by $0.01 or more on expiration date. Plaintiffs allege violations of the California Unfair Competition Law, the California Consumer Remedies Act, fraud, misrepresentation, negligent misrepresentation and breach of fiduciary duty. The case has been deemed complex within the meaning of the California Rules of Court, and a case management conference was held on September 13, 2013. The Company’s demurrer and motion to strike the complaint were granted by order dated December 20, 2013. The Court granted leave to amend the complaint. A second amended complaint was filed on January 31, 2014. On March 11, 2014, the Company moved to strike and for a demurrer to the second amended complaint. A hearing on these motions is scheduled for July 18, 2014. The Company will continue to defend itself vigorously in this matter.
On April 18, 2014, a putative class action was filed by the City of Providence, Rhode Island against forty-one high frequency trading firms, stock exchanges, market-makers, and other broker-dealers, including the Company, in the U.S. District Court for the Southern District of New York. The Complaint alleges that the high frequency trading firms, certain broker-dealers managing dark pools, and the exchanges manipulated the U.S. Securities markets, and that numerous market-makers and broker-dealers participated in that manipulation by doing business with the high frequency traders. As to the Company, the Complaint alleges violation of Sections 10(b) and 20(a) of the Exchange Act. On May 2, 2014, a similar putative class action was filed by American European Insurance Company against forty-two high frequency trading firms, stock exchanges, market-makers, and other broker-dealers, including the Company, in the U.S. District Court for the Southern District of New York. The action filed by American European Insurance Company made allegations substantially similar to the allegations in the City of Providence complaint. While there can be no assurances, the Company's legal counsel believes the claims against it have no merit, and that the Company will ultimately prevail. The Company will defend itself vigorously in this matter.
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

ITEM 1A.    RISK FACTORS
There have been no material changes in the Company's risk factors from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2013.

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
Dated: May 6, 2014

E*TRADE Financial Corporation (Registrant)

By	/S/ PAUL T. IDZIK
Paul T. Idzik
Chief Executive Officer
(Principal Executive Officer)

By	/S/ MATTHEW J. AUDETTE
Matthew J. Audette
Chief Financial Officer
(Principal Financial and Accounting Officer)