Form 10-Q
period 2014-06-30
E TRADE FINANCIAL Corp
filed 2014-08-05
CIK 1015780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014 or

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
As of July 31, 2014, there were 288,718,428 shares of common stock outstanding.

E*TRADE FINANCIAL CORPORATION
FORM 10-Q QUARTERLY REPORT
For the Quarter Ended June 30, 2014

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
Key Factors Affecting Financial Performance
Our financial performance is affected by a number of factors outside of our control, including:

•	customer demand for financial products and services;

•	weakness or strength of the residential real estate and credit markets;

•	performance, volume and volatility of the equity and capital markets;

•	customer perception of the financial strength of our franchise;

•	market demand and liquidity in the secondary market for mortgage loans and securities;

•	market demand and liquidity in the wholesale borrowings market, including securities sold under agreements to repurchase;

•	the level and volatility of interest rates;

•	our ability to obtain regulatory approval to move capital from our bank to our parent company; and

•	changes to the rules and regulations governing the financial services industry.
In addition to the items noted above, our success in the future will depend upon, among other things, our ability to:

•	have continued success in the acquisition, growth and retention of brokerage customers;

•	generate meaningful growth in our retirement, investing and savings customer products;

•	enhance our risk management capabilities;

•	reduce credit costs;

•	achieve the capital ratios stated in our capital plan, with a particular focus on the Tier 1 leverage ratio at E*TRADE Bank;

•	generate capital sufficient to meet our operating needs at both our bank and our parent company;

•	assess and manage interest rate risk; and

•	maintain disciplined expense control and improved operational efficiency.

Management monitors a number of metrics in evaluating the Company’s performance. The most significant of these are shown in the table and discussed in the text below:

	Three Months Ended June 30,		Variance	Six Months Ended June 30,		Variance
	2014	2013	2014 vs. 2013	2014	2013	2014 vs. 2013
Customer Activity Metrics:
Daily average revenue trades ("DARTs")	155,194	149,670	4%	176,224	149,122	18%
Average commission per trade	$10.72	$11.10	(3)%	$10.68	$11.20	(5)%
Margin receivables (dollars in billions)	$7.3	$6.0	22%	$7.3	$6.0	22%
End of period brokerage accounts	3,102,966	2,962,731	5%	3,102,966	2,962,731	5%
Net new brokerage accounts	33,005	29,506	12%	104,907	59,540	76%
Annualized brokerage account attrition rate	8.6%	8.4%	*	8.0%	8.5%	*
Customer assets (dollars in billions)	$280.9	$220.1	28%	$280.9	$220.1	28%
Net new brokerage assets (dollars in billions)	$1.0	$1.7	(41)%	$5.1	$4.8	6%
Brokerage related cash (dollars in billions)	$40.0	$35.6	12%	$40.0	$35.6	12%
Company Financial Metrics:
Corporate cash (dollars in millions)	$570	$251	127%	$570	$251	127%
E*TRADE Financial Tier 1 leverage ratio	7.5%	6.4%	1.1%	7.5%	6.4%	1.1%
E*TRADE Financial Tier 1 common ratio	15.8%	12.2%	3.6%	15.8%	12.2%	3.6%
E*TRADE Bank Tier 1 leverage ratio	10.2%	9.5%	0.7%	10.2%	9.5%	0.7%
Special mention loan delinquencies (dollars in millions)	$155	$269	(42)%	$155	$269	(42)%
Allowance for loan losses (dollars in millions)	$401	$451	(11)%	$401	$451	(11)%
Enterprise net interest spread	2.55%	2.35%	0.20%	2.51%	2.33%	0.18%
Enterprise interest-earning assets (average dollars in billions)	$41.4	$40.2	3%	$41.8	$40.5	3%

*	Percentage not meaningful.
Customer Activity Metrics

•	DARTs are the predominant driver of commissions revenue from our customers.

•	Average commission per trade is an indicator of changes in our customer mix, product mix and/or product pricing.

•	Margin receivables represent credit extended to customers to finance their purchases of securities by borrowing against securities they own and are a key driver of net operating interest income.

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
Significant Events in the Second Quarter of 2014
Completed the Sale of TDRs

•
On April 22, 2014, we completed the sale of one- to four-family loans modified as TDRs. The sale generated cash proceeds of $0.8 billion and we recognized a net gain of approximately $7 million on the sale.

$75 Million Dividend Issued from E*TRADE Bank to the Parent Company

•
We received approval from our regulators for a $75 million dividend from E*TRADE Bank to the parent company, totaling $325 million in dividends over the last four quarters, continuing to reflect significant progress on our long-term capital plan.

Completed First Official Stress Test under Dodd-Frank Act

•
We submitted our first official stress test prior to March 31, 2014 as required under the Dodd-Frank Act, and received feedback from the OCC on our submission in the second quarter of 2014. While the details of our results are not public, we can share the high level result that we remained well above the regulatory well-capitalized levels for all capital ratios across all scenarios and we were satisfied with the feedback around our stress testing process, approach and methodologies.

EARNINGS OVERVIEW
We generated net income of $69 million and $166 million, or $0.24 and $0.56 per diluted share, on total net revenue of $438 million and $913 million for the three and six months ended June 30, 2014, respectively. Net operating interest income increased 11% to $270 million and $536 million for both the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013, which were driven primarily by the size and mix of the balance sheet as well as increases in net interest spread. Commissions, fees and service charges and other revenue increased 3% to $161 million and 16% to $345 million for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013, which were driven primarily by increased order flow revenue for both periods, in addition to increased trading activity during the six months ended June 30, 2014.
Provision for loan losses decreased 74% to $12 million and 82% to $16 million for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013. The decreases were driven primarily by improving economic conditions, as evidenced by the lower levels of delinquent loans in the one- to four-family and home equity loan portfolios, lower net charge-offs, home price improvement and loan portfolio run-off. Total operating expenses decreased 31% to $284 million and 19% to $574 million for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013. The decreases for the three and six months ended June 30, 2014 were driven primarily by $142 million in impairment of goodwill that was recognized in the second quarter of 2013 which increased operating expenses for the same periods in 2013.
The following sections describe in detail the changes in key operating factors and other changes and events that affected net revenue, provision for loan losses, operating expense, other income (expense) and income tax expense.
Revenue
The components of revenue and the resulting variances are as follows (dollars in millions):

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
			2014 vs. 2013				2014 vs. 2013
	2014	2013	Amount	%	2014	2013	Amount	%
Net operating interest income	$270	$243	$27	11%	$536	$484	$52	11%
Commissions	105	106	(1)	(1)%	233	207	26	13%
Fees and service charges	46	41	5	12%	93	73	20	27%
Principal transactions	—	21	(21)	*	10	43	(33)	(77)%
Gains on loans and securities, net	7	21	(14)	(67)%	22	37	(15)	(41)%
Net impairment	—	(1)	1	*	—	(2)	2	*
Other revenues	10	9	1	11%	19	18	1	6%
Total non-interest income	168	197	(29)	(15)%	377	376	1	0%
Total net revenue	$438	$440	$(2)	(0)%	$913	$860	$53	6%

*	Percentage not meaningful.
Net Operating Interest Income
Net operating interest income increased 11% to $270 million and $536 million for both the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013. Net operating interest income is earned primarily through investing deposits and customer payables in enterprise interest-earning assets, which include: available-for-sale securities, held-to-maturity securities, margin receivables and real estate loans.
The following table presents enterprise average balance sheet data and enterprise income and expense data for our operations, as well as the related net interest spread, yields and rates and have been prepared on the basis required by the SEC’s Industry Guide 3, "Statistical Disclosure by Bank Holding Companies" (dollars in millions):

	Three Months Ended June 30,
	2014			2013
	Average Balance	Operating Interest Inc./Exp.	Average Yield/Cost	Average Balance	Operating Interest Inc./Exp.	Average Yield/Cost
Enterprise interest-earning assets:
Loans(1)	$7,416	$77	4.18%	$9,811	$102	4.17%
Available-for-sale securities	12,742	72	2.28%	12,399	67	2.16%
Held-to-maturity securities	11,298	82	2.91%	9,770	61	2.51%
Margin receivables	7,330	65	3.56%	5,675	54	3.81%
Cash and equivalents	1,310	1	0.15%	1,365	1	0.21%
Segregated cash	799	1	0.10%	468	—	0.10%
Securities borrowed and other	500	21	16.43%	678	13	7.95%
Total enterprise interest-earning assets	41,395	319	3.08%	40,166	298	2.97%
Non-operating interest-earning and non-interest earning assets(2)	4,203			4,752
Total assets	$45,598			$44,918
Enterprise interest-bearing liabilities:
Deposits	$25,239	2	0.03%	$25,598	3	0.05%
Customer payables	6,250	3	0.16%	5,293	2	0.14%
Securities sold under agreements to repurchase	4,010	30	2.98%	4,465	37	3.28%
Federal Home Loan Bank ("FHLB") advances and other borrowings	1,285	17	5.24%	1,287	17	5.26%
Securities loaned and other	1,506	—	0.03%	856	—	0.02%
Total enterprise interest-bearing liabilities	38,290	52	0.53%	37,499	59	0.62%
Non-operating interest-bearing and non-interest bearing liabilities(3)	2,187			2,487
Total liabilities	40,477			39,986
Total shareholders’ equity	5,121			4,932
Total liabilities and shareholders’ equity	$45,598			$44,918
Excess of enterprise interest-earning assets over enterprise interest-bearing liabilities/Enterprise net interest income/Spread	$3,105	$267	2.55%	$2,667	$239	2.35%

Enterprise net interest margin (net yield on enterprise interest-earning assets)			2.58%			2.38%
Ratio of enterprise interest-earning assets to enterprise interest-bearing liabilities			108.11%			107.11%
Return on average:
Total assets			0.61%			(0.48)%
Total shareholders' equity			5.40%			(4.40)%
Average equity to average total assets			11.23%			10.98%

Reconciliation from enterprise net interest income to net operating interest income (dollars in millions):

	Three Months Ended June 30,
	2014	2013
Enterprise net interest income	$267	$239
Customer assets held by third parties(4)	3	4
Net operating interest income	$270	$243

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

(4)
Includes revenue earned on average customer assets of $14.1 billion and $11.2 billion for the three months ended June 30, 2014 and 2013, respectively, held by third parties outside the Company, including money market funds and sweep deposit accounts at unaffiliated financial institutions. Fees earned on the customer assets are based on the federal funds rate plus a negotiated spread or other contractual arrangement with the third party institutions.

	Six Months Ended June 30,
	2014			2013
	Average Balance	Operating Interest Inc./Exp.	Average Yield/Cost	Average Balance	Operating Interest Inc./Exp.	Average Yield/Cost
Enterprise interest-earning assets:
Loans(1)	$7,904	$161	4.08%	$10,103	$209	4.13%
Available-for-sale securities	13,115	151	2.30%	12,691	131	2.06%
Held-to-maturity securities	10,927	159	2.91%	9,636	119	2.48%
Margin receivables	7,134	127	3.60%	5,671	108	3.85%
Cash and equivalents	1,229	1	0.15%	1,478	2	0.21%
Segregated cash	818	1	0.10%	314	—	0.10%
Securities borrowed and other	626	38	12.24%	636	26	8.33%
Total enterprise interest-earning assets	41,753	638	3.06%	40,529	595	2.95%
Non-operating interest-earning and non-interest earning assets(2)	4,235			4,923
Total assets	$45,988			$45,452
Enterprise interest-bearing liabilities:
Deposits	$25,465	4	0.03%	$26,270	6	0.05%
Customer payables	6,310	5	0.16%	5,177	4	0.14%
Securities sold under agreements to repurchase	4,232	65	3.06%	4,459	74	3.29%
Federal Home Loan Bank ("FHLB") advances and other borrowings	1,283	34	5.26%	1,274	34	5.31%
Securities loaned and other	1,367	—	0.04%	803	—	0.01%
Total enterprise interest-bearing liabilities	38,657	108	0.55%	37,983	118	0.62%
Non-operating interest-bearing and non-interest bearing liabilities(3)	2,292			2,544
Total liabilities	40,949			40,527
Total shareholders’ equity	5,039			4,925
Total liabilities and shareholders’ equity	$45,988			$45,452
Excess of enterprise interest-earning assets over enterprise interest-bearing liabilities/Enterprise net interest income/Spread	$3,096	$530	2.51%	$2,546	$477	2.33%

Enterprise net interest margin (net yield on enterprise interest-earning assets)			2.54%			2.36%
Ratio of enterprise interest-earning assets to enterprise interest-bearing liabilities			108.01%			106.70%
Return on average:
Total assets			0.72%			(0.08)%
Total shareholders' equity			6.58%			(0.77)%
Average equity to average total assets			10.96%			10.84%

Reconciliation from enterprise net interest income to net operating interest income (dollars in millions):

	Six Months Ended June 30,
	2014	2013
Enterprise net interest income	$530	$477
Customer assets held by third parties(4)	6	7
Net operating interest income	$536	$484

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

(4)
Includes revenue earned on average customer assets of $14.1 billion and $10.4 billion for the six months ended June 30, 2014 and 2013, respectively, held by third parties outside the Company, including money market funds and sweep deposit accounts at unaffiliated financial institutions. Fees earned on the customer assets are based on the federal funds rate plus a negotiated spread or other contractual arrangement with the third party institutions.

The fluctuation in enterprise interest-earning assets is driven primarily by changes in enterprise interest-bearing liabilities, specifically deposits and customer payables. Average enterprise interest-earning assets increased 3% to $41.4 billion and $41.8 billion for both the three and six months ended June 30, 2014 compared to the same periods in 2013. The increases in average enterprise interest-earning assets were primarily a result of increases in average available-for-sale securities, held-to-maturity securities and margin receivables, which were partially offset by decreases in average loans compared to the same periods in 2013.
Average enterprise interest-bearing liabilities increased 2% to $38.3 billion and $38.7 billion for both the three and six months ended June 30, 2014 compared to the same periods in 2013. The increases in average enterprise interest-bearing liabilities were primarily due to increases in average customer payables and securities loaned and other, partially offset by decreases in average deposits and securities sold under agreements to repurchase.
As part of our strategy to strengthen our overall financial and franchise position, we have been focused on improving our capital ratios by reducing risk and deleveraging the balance sheet. Our deleveraging strategy included transferring customer deposits to third party institutions. At June 30, 2014, $14.3 billion of our customers' assets were held at third party institutions, including third party banks and money market funds. Approximately 70% of these off-balance sheet assets resulted from our deleveraging efforts. We estimate the impact of our deleveraging efforts on net operating interest income to be approximately 120 basis points based on the estimated current re-investment rates on these assets, less approximately 30 basis points of cost associated with holding these assets on our balance sheet, primarily, FDIC insurance premiums. While we may take some tactical actions in future periods, we consider our deleveraging initiatives to be complete.
Enterprise net interest spread increased by 20 basis points and 18 basis points to 2.55% and 2.51% for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013. Enterprise net interest spread is driven by changes in average balances and average interest rates earned or paid on those balances. During the three and six months ended June 30, 2014, the increases in enterprise net interest spread were driven primarily by the growth of available-for-sale and held-to-maturity securities, margin receivables and securities loaned coupled with higher yields on available-for-sale and held-to-maturity securities and securities borrowed balances. As well, we have experienced an increase in net interest spread driven by continued run-off of our more expensive legacy wholesale borrowings as they meet maturity and are not renewed. These increases were partially offset by the decrease in loans and lower rates earned on margin receivables. Enterprise net interest spread may further fluctuate based on the size and mix of the balance sheet, as well as the impact from the level of interest rates.
Commissions
Commissions revenue decreased 1% to $105 million and increased 13% to $233 million for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013. The main factors that affect commissions are DARTs, average commission per trade and the number of trading days.
DART volume increased 4% to 155,194 and 18% to 176,244 for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013. Option-related DARTs as a percentage of total DARTs represented 23% and 22% of trading volume for the three and six months ended June 30, 2014, respectively, compared to 24% for both the same periods in 2013.
Average commission per trade decreased 3% to $10.72 and 5% to $10.68 for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013. Average commission per trade is impacted by customer mix and the different commission rates on various trade types (e.g. equities, options, fixed income, stock plan, exchange-traded funds, mutual funds, forex and cross border). Accordingly, changes in the mix of trade types will impact average commission per trade.

Fees and Service Charges
Fees and service charges increased 12% to $46 million and 27% to $93 million for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013. The table below shows the components of fees and service charges and the resulting variances (dollars in millions):

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
			2014 vs. 2013				2014 vs. 2013
	2014	2013	Amount	%	2014	2013	Amount	%
Order flow revenue	$22	$18	$4	22%	$47	$33	$14	42%
Mutual fund service fees	6	7	(1)	(14)%	11	11	—	0%
Advisor management fees	6	3	3	100%	11	6	5	83%
Foreign exchange revenue	4	4	—	0%	8	7	1	14%
Reorganization fees	2	2	—	0%	4	3	1	33%
Other fees and service charges	6	7	(1)	(14)%	12	13	(1)	(8)%
Total fees and service charges	$46	$41	$5	12%	$93	$73	$20	27%
The increases in fees and services charges for the three and six months ended June 30, 2014, compared to the same periods in 2013, were driven primarily by increased order flow revenue as a result of increased trading volumes and as E*TRADE Securities began routing all of its order flow to third parties following the sale of G1 Execution Services, LLC which was completed on February 10, 2014. In addition, advisor management fees increased, driven by assets in managed accounts within our retirement, investing and savings products, which were $2.9 billion at June 30, 2014, compared to $1.8 billion at June 30, 2013.
Principal Transactions
Principal transactions decreased 77% to $10 million for the six months ended June 30, 2014 compared to the same period in 2013. There was no principal transactions revenue for the three months ended June 30, 2014. Principal transactions were derived from our market making business in which we acted as a market-maker for our brokerage customers’ orders as well as orders from third party customers. On February 10, 2014, we completed the sale of the market making business to an affiliate of Susquehanna International Group, LLP and no longer generate principal transactions revenue.
Gains on Loans and Securities, Net
Gains on loans and securities, net decreased 67% to $7 million and 41% to $22 million for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013. The table below shows the activity and resulting variances (dollars in millions):

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
			2014 vs. 2013				2014 vs. 2013
	2014	2013	Amount	%	2014	2013	Amount	%
Gains on loans, net	$7	$—	$7	*	$7	$—	$7	*
Gains on available-for-sale securities, net	3	18	(15)	(83)%	22	34	(12)	(35)%
Hedge ineffectiveness	(3)	3	(6)	*	(7)	3	(10)	*
Gains on securities, net	—	21	(21)	(100)%	15	37	(22)	(59)%
Gains on loans and securities, net	$7	$21	$(14)	(67)%	$22	$37	$(15)	(41)%

*	Percentage not meaningful.

During the second quarter of 2014, we recognized a gain of $7 million on the sale of one- to four-family loans modified as TDRs. Gains on loans and securities, net for the six months ended June 30, 2014 also included a $6 million gain recognized on the sale of our remaining $17 million in amortized cost of available-for-sale non-agency CMOs in the first quarter of 2014.
Provision for Loan Losses
Provision for loan losses decreased 74% to $12 million and 82% to $16 million for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013. The decrease in provision for loan losses was driven primarily by improving economic conditions, as evidenced by the lower levels of delinquent loans in the one- to four-family and home equity loan portfolios, lower net charge-offs, home price improvement and loan portfolio run-off for the six months ended June 30, 2014. Provision for loan losses also included $11 million and $13 million of benefits recognized from settlements with a third party mortgage originator during the six months ended June 30, 2014 and 2013, respectively.
Operating Expense
The components of operating expense and the resulting variances are as follows (dollars in millions):

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
			2014 vs. 2013				2014 vs. 2013
	2014	2013	Amount	%	2014	2013	Amount	%
Compensation and benefits	$99	$86	$13	15%	$197	$182	$15	8%
Advertising and market development	33	23	10	43%	67	60	7	12%
Clearing and servicing	23	31	(8)	(26)%	51	63	(12)	(19)%
FDIC insurance premiums	19	25	(6)	(24)%	43	54	(11)	(20)%
Professional services	28	19	9	47%	52	36	16	44%
Occupancy and equipment	19	18	1	6%	37	36	1	3%
Communications	18	19	(1)	(5)%	36	37	(1)	(3)%
Depreciation and amortization	20	23	(3)	(13)%	41	46	(5)	(11)%
Amortization of other intangibles	6	6	—	0%	11	12	(1)	(8)%
Impairment of goodwill	—	142	(142)	*	—	142	(142)	*
Facility restructuring and other exit activities	1	10	(9)	(90)%	4	17	(13)	(76)%
Other operating expenses	18	12	6	50%	35	24	11	46%
Total operating expense	$284	$414	$(130)	(31)%	$574	$709	$(135)	(19)%
Compensation and Benefits
Compensation and benefits increased 15% to $99 million and 8% to $197 million for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013. The increase resulted primarily from increased salaries expense due to increased headcount when compared to the same periods in 2013.
Advertising and Market Development
Advertising and market development increased 43% to $33 million and 12% to $67 million for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013. These increases resulted primarily from the launch of Type E*, our new brand platform that was launched during the first half of 2014, in addition to lower advertising and market development expenses during the three and six months ended June 30, 2013 driven by expense reduction initiatives in the prior periods.
Clearing and Servicing
Clearing and servicing decreased 26% to $23 million and 19% to $51 million for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013. The decrease resulted primarily from lower servicing fees when compared to the same periods in 2013 as the loan portfolio continues to run-off. In addition, clearing fees decreased as a result of the sale of the market making business which was partially offset by costs associated with an increase in trading volumes, when compared to the same periods in 2013.
FDIC Insurance Premiums
FDIC insurance premiums decreased 24% to $19 million and 20% to $43 million for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013. The decrease for the three and six months ended June 30, 2014 was due to the sale of $0.8 billion of our one- to four-family loans modified as TDRs as well as continued improvement and quality of our balance sheet, improving capital ratios and overall risk profile when compared to the same periods in 2013. TDRs are considered underperforming assets and are assessed at a higher rate in the FDIC insurance calculation. We expect savings as a result of the sale as well as the continued improvement and quality of the balance sheet and capital ratios to continue in future periods.

Professional Services
Professional services increased 47% to $28 million and 44% to $52 million for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013, primarily driven by professional services engagements focused on improving the customer experience and overall product offering and our continued enterprise risk management build-out.
Impairment of Goodwill
Impairment of goodwill was $142 million for the second quarter of 2013. This impairment represented the entire amount of goodwill associated with the market making business, which was sold in the first quarter of 2014. There were no similar charges during the six months ended June 30, 2014.
Facility Restructuring and Other Exit Activities
Facility restructuring and other exit activities were $1 million and $4 million for the three and six months ended June 30, 2014, respectively, compared to $10 million and $17 million for the same periods in 2013. The costs in 2014 were driven by severance costs incurred primarily related to our exit of the market making business and were partially offset by the $4 million gain on the sale of that business, which was completed on February 10, 2014. The costs in 2013 were driven primarily by severance costs incurred as part of the expense reduction initiatives in the prior periods.
Other Operating Expenses
Other operating expenses increased 50% to $18 million and 46% to $35 million for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013. The increases were driven primarily by a legal accrual reversal of $3 million in the second quarter of 2013 which offset the other operating expenses for the three and six months ended June 30, 2013.
Other Income (Expense)
Other income (expense) increased 11% to $30 million and 29% to $67 million for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013 as shown in the following table (dollars in millions):

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
			2014 vs. 2013				2014 vs. 2013
	2014	2013	Amount	%	2014	2013	Amount	%
Corporate interest expense	$(29)	$(28)	$(1)	4%	$(57)	$(57)	$—	0%
Losses on early extinguishment of debt	—	—	—	*	(12)	—	(12)	*
Equity in income (loss) of investments and other	(1)	1	(2)	*	2	5	(3)	(60)%
Total other income (expense)	$(30)	$(27)	$(3)	11%	$(67)	$(52)	$(15)	29%

*	Percentage not meaningful.
Total other income (expense) primarily consisted of corporate interest expense of $29 million and $57 million for the three and six months ended June 30, 2014, respectively, compared to $28 million and $57 million for the same periods in 2013. In addition, during the six months ended June 30, 2014 we recognized $12 million of losses on early extinguishment of debt as a result of the early extinguishment of $100 million in repurchase agreements.
Income Tax Expense
Income tax expense was $43 million and $90 million for the three and six months ended June 30, 2014, respectively, compared to income tax expense of $7 million and $29 million for the same periods in 2013. The effective tax rate was 38% and 35% for the three and six months ended June 30, 2014, respectively, compared to (14)% and 301% for the same periods in 2013. Income tax expense for the six months ended June 30, 2014 included $5 million of benefit related to a recent change to the New York state tax code and its impact on state deferred taxes. Excluding the impact of the recent change to the New York state tax code, our effective tax rate for the six months ended June 30, 2014 would have been 37%, calculated in the following table (dollars in millions):

	For the Six Months Ended June 30, 2014
	Pre-tax Income	Tax Expense (Benefit)	Tax Rate
Taxes and tax rate before the impact of the change in New York state tax code	$256	$95	37%
Impact of the change in the New York State tax code		(5)
Income taxes and tax rate as reported	$256	$90	35%

At the end of June 2013, we decided to exit the market making business, and as a result recorded $142 million in goodwill impairment during the six months ended June 30, 2013. The $142 million goodwill impairment charge associated with the market making business was non-deductible for tax purposes. In addition, the overall state apportionment increased significantly as a result of the exit of the market making business and we expected our state taxable income to increase in future periods. We expected to utilize net operating losses in California; therefore we recognized a tax benefit of $26 million during the six months ended June 30, 2013, the majority of which consisted of releasing valuation allowances for net operating losses, research and development credits and revaluation of other deferred tax assets relating to California. Without the exit of the market making business, the effective tax rate for the three and six months ended June 30, 2013 would have been 35% and 36%, respectively, calculated in the following table (dollars in millions):

	For the Three Months Ended June 30, 2013			For the Six Months Ended June 30, 2013
	Pre-tax Income	Tax Expense (Benefit)	Tax Rate	Pre-tax Income	Tax Expense	Tax Rate
Taxes and tax rate before impact of exit of market making business	$95	$33	35%	$152	$55	36%
Impact of exit of market making business:
Goodwill impairment charge	(142)	—		(142)	—
State apportionment change	—	(26)		—	(26)
Income taxes and tax rate as reported	$(47)	$7	(14)%	$10	$29	301%
Valuation Allowance
We are required to establish a valuation allowance for deferred tax assets and record a corresponding charge to income tax expense if it is determined, based on evaluation of available evidence at the time the determination is made, that it is more likely than not that some or all of the deferred tax assets will not be realized. If we were to conclude that a valuation allowance was required, the resulting loss could have a material adverse effect on our financial condition and results of operations. As of June 30, 2014, we did not establish a valuation allowance against our federal deferred tax assets as we believe that it is more likely than not that all of these assets will be realized. More than half of our existing federal deferred tax assets are not related to net operating losses and therefore, have no expiration date. We expect to utilize the majority of our existing federal deferred tax assets within the next five years.
SEGMENT RESULTS REVIEW
We report operating results in two segments: 1) trading and investing; and 2) balance sheet management. Trading and investing includes retail brokerage products and services; investor-focused banking products; and corporate services. Balance sheet management includes the management of asset allocation; loans previously originated by the Company or purchased from third parties; deposits and customer payables; and credit, liquidity and interest rate risk for the Company as described in the Risk Management section. Costs associated with certain functions that are centrally-managed are separately reported in a corporate/other category. For more information on our segments, see Note 14—Segment Information in Item 1. Consolidated Financial Statements (Unaudited).

Trading and Investing
The following table summarizes trading and investing financial information and key customer activity metrics as of and for the three and six months ended June 30, 2014 and 2013 (dollars in millions, except for key metrics):

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
			2014 vs. 2013				2014 vs. 2013
	2014	2013	Amount	%	2014	2013	Amount	%
Net operating interest income	$151	$133	$18	14%	$294	$267	$27	10%
Commissions	105	106	(1)	(1)%	233	207	26	13%
Fees and service charges	45	40	5	13%	92	72	20	28%
Principal transactions	—	21	(21)	*	10	43	(33)	(77)%
Other revenues	8	8	—	0%	16	16	—	0%
Total net revenue	309	308	1	0%	645	605	40	7%
Total operating expense	196	318	(122)	(38)%	391	517	(126)	(24)%
Trading and investing income	$113	$(10)	$123	*	$254	$88	$166	189%

Key Customer Activity Metrics:
DARTs	155,194	149,670	5,524	4%	176,224	149,122	27,102	18%
Average commission per trade	$10.72	$11.10	$(0.38)	(3)%	$10.68	$11.20	$(0.52)	(5)%
Margin receivables (dollars in billions)	$7.3	$6.0	$1.3	22%	$7.3	$6.0	$1.3	22%
End of period brokerage accounts	3,102,966	2,962,731	140,235	5%	3,102,966	2,962,731	140,235	5%
Net new brokerage accounts	33,005	29,506	3,499	12%	104,907	59,540	45,367	76%
Annualized brokerage account attrition rate	8.6%	8.4%	0.2%	*	8.0%	8.5%	(0.5)%	*
Customer assets (dollars in billions)	$280.9	$220.1	$60.8	28%	$280.9	$220.1	$60.8	28%
Net new brokerage assets (dollars in billions)	$1.0	$1.7	$(0.7)	(41)%	$5.1	$4.8	$0.3	6%
Brokerage related cash (dollars in billions)	$40.0	$35.6	$4.4	12%	$40.0	$35.6	$4.4	12%

*	Percentage not meaningful.
The trading and investing segment offers products and services to individual retail investors, generating revenue from these brokerage and banking relationships and from corporate services activities. This segment currently generates four main sources of revenue: net operating interest income; commissions; fees and service charges; and other revenues. Net operating interest income is generated primarily from margin receivables and from a deposit transfer pricing arrangement with the balance sheet management segment. The balance sheet management segment utilizes deposits and customer payables and compensates the trading and investing segment via a market-based transfer pricing arrangement. This compensation is reflected in segment results as operating interest income for the trading and investing segment and operating interest expense for the balance sheet management segment, and is eliminated in consolidation. Other revenues include results from providing software and services for managing equity compensation plans from corporate customers, as we ultimately service retail investors through these corporate relationships.
Trading and investing income increased to $113 million and $254 million for the three and six months ended June 30, 2014, respectively, compared to a loss of $10 million and income of $88 million, respectively, for the same periods in 2013. We continued to generate net new brokerage accounts, ending the second quarter of 2014 with 3.1 million accounts. Brokerage related cash, which is one of our most profitable sources of funding, increased by $4.4 billion to $40.0 billion when compared to the same period in 2013.
Trading and investing, net operating interest income increased 14% to $151 million and 10% to $294 million for the three and six months ended June 30, 2014, respectively, driven primarily by an increase in margin receivables when compared to the same periods in 2013.

Trading and investing commissions revenue decreased 1% to $105 million and increased 13% to $233 million for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013. The decrease for the three months ended June 30, 2014 was primarily due to a decrease in the average commission per trade of 3% to $10.72, which was partially offset by an increase in DARTs of 4% to 155,194 compared to the same period in 2013. This increase for the six months ended June 30, 2014 was primarily due to an increase in DARTs of 18% to 176,224, partially offset by a decrease in average commission per trade of 5% to $10.68 compared to the same period in 2013.
Trading and investing fees and service charges increased 13% to $45 million and 28% to $92 million for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013. The increase in fees and services charges was driven primarily by increased order flow revenue as a result of increased trading volumes and as E*TRADE Securities began routing all of its order flow to third parties following the sale of G1 Execution Services, LLC which was completed on February 10, 2014. In addition, advisor management fees increased driven by assets in managed accounts within our retirement, investing and savings products, which were $2.9 billion at June 30, 2014, compared to $1.8 billion at June 30, 2013.
Trading and investing principal transactions decreased 77% to $10 million for the six months ended June 30, 2014 compared to the same period in 2013. There was no principal transactions revenue for the three months ended June 30, 2014. Principal transactions were derived from our market making business in which we acted as a market-maker for our brokerage customers’ orders as well as orders from third party customers. On February 10, 2014, we completed the sale of the market making business to an affiliate of Susquehanna and no longer generate principal transactions revenue.
Trading and investing operating expense decreased 38% to $196 million and 24% to $391 million for the three and six months ended June 30, 2014 compared to the same periods in 2013. The decrease was driven by higher operating expenses in the prior periods as a result of $142 million in impairment of goodwill associated with the market making business, which was recognized in the second quarter of 2013.
As of June 30, 2014, we had approximately 3.1 million brokerage accounts, 1.2 million stock plan accounts and 0.4 million banking accounts. For the three months ended June 30, 2014 and 2013, our brokerage products contributed 79% and our banking products contributed 21% for both periods, of total trading and investing net revenue. For the six months ended June 30, 2014 and 2013, our brokerage products contributed 80% and 78%, respectively, and our banking products contributed 20% and 22%, respectively, of total trading and investing net revenue.
Balance Sheet Management
The following table summarizes balance sheet management financial information and key financial metrics as of and for the three and six months ended June 30, 2014 and 2013 (dollars in millions):

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
			2014 vs. 2013				2014 vs. 2013
	2014	2013	Amount	%	2014	2013	Amount	%
Net operating interest income	$119	$110	$9	8%	$242	$217	$25	12%
Fees and service charges	1	1	—	0%	1	1	—	0%
Gains on loans and securities, net	7	21	(14)	(67)%	22	37	(15)	(41)%
Net impairment	—	(1)	1	*	—	(2)	2	*
Other revenues	2	1	1	100%	3	2	1	50%
Total net revenue	129	132	(3)	(2)%	268	255	13	5%
Provision for loan losses	12	46	(34)	(74)%	16	89	(73)	(82)%
Total operating expense	36	42	(6)	(14)%	77	92	(15)	(16)%
Balance sheet management income	$81	$44	$37	84%	$175	$74	$101	136%
Key Financial Metrics:
Special mention loan delinquencies	$155	$269	$(114)	(42)%	$155	$269	$(114)	(42)%
Allowance for loan losses	$401	$451	$(50)	(11)%	$401	$451	$(50)	(11)%

*	Percentage not meaningful.
The balance sheet management segment generates revenue from managing loans previously originated by the Company or purchased from third parties, as well as utilizing deposits and customer payables to generate additional net operating interest income. The balance sheet management segment utilizes deposits and customer payables from the trading and investing segment, wholesale borrowings and proceeds from loan pay-downs to invest in available-for-sale and held-to-maturity securities. Net operating interest income is generated from interest earned on available-for-sale and held-to-maturity securities and loans receivable, net of interest paid on wholesale borrowings and on a deposit transfer pricing arrangement with the trading and investing segment. The balance sheet management segment utilizes deposits and customer payables and compensates the trading and investing segment via a market-based transfer pricing arrangement. This compensation is reflected in segment results as operating interest income for the trading and investing segment and operating interest expense for the balance sheet management segment and is eliminated in consolidation.
The balance sheet management segment income increased 84% to $81 million and 136% to $175 million for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013. The increases in balance sheet management income were primarily due to decreases in provision for loan losses of 74% to $12 million and 82% to $16 million for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013.
The balance sheet management net operating interest income increased 8% to $119 million and 12% to $242 million for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013. The increases were driven by both the growth in average balances and increases in yields of available-for-sale and held-to-maturity securities partially offset by decreases in average loans during both the three and six months ended June 30, 2014 compared to the same periods in 2013.
Gains on loans and securities, net decreased 67% to $7 million and 41% to $22 million for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013. Gains on loans and securities, net for the three months ended June 30, 2014 included a $7 million gain on the sale of one- to four-family loans modified as TDRs. Additionally, the six months ended June 30, 2014 included a $6 million gain recognized on the sale of our remaining $17 million in amortized cost of available-for-sale non-agency CMOs in the first quarter of 2014.
Provision for loan losses decreased 74% to $12 million and 82% to $16 million for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013. The decreases in provision for loan losses were driven primarily by improving economic conditions, as evidenced by the lower levels of delinquent loans in the one- to four-family and home equity loan portfolios, lower net charge-offs, home price improvement and loan portfolio run-off.
Total balance sheet management operating expense decreased 14% to $36 million and 16% to $77 million for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013. The decrease in operating expense for the three and six months ended June 30, 2014 resulted primarily from lower FDIC insurance premiums and reduced servicing expenses due to lower loan balances when compared to the same period in 2013.
Corporate/Other
The following table summarizes corporate/other financial information for the three and six months ended June 30, 2014 and 2013 (dollars in millions):

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
			2014 vs. 2013				2014 vs. 2013
	2014	2013	Amount	%	2014	2013	Amount	%
Total net revenue	$—	$—	$—	*	$—	$—	$—	*
Compensation and benefits	27	22	5	23%	51	43	8	19%
Professional services	12	10	2	20%	24	18	6	33%
Occupancy and equipment	4	2	2	100%	7	3	4	133%
Communications	1	1	—	0%	1	1	—	0%
Depreciation and amortization	4	4	—	0%	9	8	1	13%
Facility restructuring and other exit activities	1	10	(9)	(90)%	4	17	(13)	(76)%
Other operating expenses	3	5	(2)	(40)%	10	10	—	*
Total operating expense	52	54	(2)	(4)%	106	100	6	6%
Operating loss	(52)	(54)	2	(4)%	(106)	(100)	(6)	6%
Total other income (expense)	(30)	(27)	(3)	11%	(67)	(52)	(15)	29%
Corporate/other loss	$(82)	$(81)	$(1)	1%	$(173)	$(152)	$(21)	14%

*	Percentage not meaningful.

The corporate/other category includes costs that are centrally-managed, technology related costs incurred to support centrally-managed functions, restructuring and other exit activities, corporate debt and corporate investments.
The corporate/other loss before income taxes was $82 million and $173 million for the three and six months ended June 30, 2014, respectively, compared to $81 million and $152 million for the same periods in 2013.
The operating loss decreased 4% to $52 million and increased 6% to $106 million for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013. The decrease during the three months ended June 30, 2014 was primarily due to lower facility restructuring and other activities expense partially offset by increased compensation and benefits compared to the same period in 2013. The increase during the six months ended June 30, 2014 was primarily due to increased compensation and benefits, professional services and occupancy and equipment partially offset by lower facility restructuring and other exit activities. Facility restructuring and other exit activities for the three and six months ended June 30, 2014 were driven by severance costs incurred primarily related to our exit of the market making business. These costs were partially offset by the $4 million gain on the sale of that business, which was completed on February 10, 2014.
Total other income (expense) primarily consisted of corporate interest expense of $29 million and $57 million for the three and six months ended June 30, 2014, respectively, compared to $28 million and $57 million for the same periods in 2013. In addition, during the six months ended June 30, 2014 we recognized $12 million of losses on early extinguishment of debt as a result of the early extinguishment of $100 million in repurchase agreements.
BALANCE SHEET OVERVIEW
The following table sets forth the significant components of the consolidated balance sheet (dollars in millions):

			Variance
	June 30,	December 31,	2014 vs. 2013
	2014	2013	Amount	%
Assets:
Cash and equivalents	$1,807	$1,838	$(31)	(2)%
Segregated cash	1,215	1,066	149	14%
Securities(1)	24,193	23,773	420	2%
Margin receivables	7,340	6,353	987	16%
Loans receivable, net	6,656	8,123	(1,467)	(18)%
Investment in FHLB stock	56	61	(5)	(8)%
Other(2)	4,481	5,066	(585)	(12)%
Total assets	$45,748	$46,280	$(532)	(1)%
Liabilities and shareholders’ equity:
Deposits	$25,084	$25,971	$(887)	(3)%
Wholesale borrowings(3)	5,033	5,822	(789)	(14)%
Customer payables	6,626	6,310	316	5%
Corporate debt	1,770	1,768	2	0%
Other liabilities	2,047	1,553	494	32%
Total liabilities	40,560	41,424	(864)	(2)%
Shareholders’ equity	5,188	4,856	332	7%
Total liabilities and shareholders’ equity	$45,748	$46,280	$(532)	(1)%

(1)	Includes balance sheet line items available-for-sale and held-to-maturity securities.

(2)	Includes balance sheet line items property and equipment, net, goodwill, other intangibles, net and other assets.

(3)	Includes balance sheet line items securities sold under agreements to repurchase and FHLB advances and other borrowings.
Segregated Cash
Segregated cash increased by $149 million to $1.2 billion during the six months ended June 30, 2014. The level of cash required to be segregated under federal or other regulations, or segregated cash, is driven largely by customer cash and securities lending balances we hold as a liability in excess of the amount of margin receivables and securities borrowed balances we hold as an asset. The excess represents customer cash that we are required by our regulators to segregate for the exclusive benefit of our brokerage customers.

Securities
Available-for-sale and held-to-maturity securities are summarized as follows (dollars in millions):

			Variance
	June 30,	December 31,	2014 vs. 2013
	2014	2013	Amount	%
Available-for-sale securities:
Debt securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$11,461	$12,236	$(775)	(6)%
Non-agency CMOs	—	14	(14)	(100)%
Total residential mortgage-backed securities	11,461	12,250	(789)	(6)%
Other debt securities	1,356	1,342	14	1%
Total debt securities	12,817	13,592	(775)	(6)%
Publicly traded equity securities(1)	20	—	20	*
Total available-for-sale securities	$12,837	$13,592	$(755)	(6)%
Held-to-maturity securities:
Agency residential mortgage-backed securities and CMOs	$9,084	$8,359	$725	9%
Other debt securities	2,272	1,822	450	25%
Total held-to-maturity securities	$11,356	$10,181	$1,175	12%
Total securities	$24,193	$23,773	$420	2%

*	Percentage not meaningful.

(1)	Publicly traded equity securities consisted of an investment in a mutual fund related to the Community Reinvestment Act.
Securities represented 53% and 51% of total assets at June 30, 2014 and December 31, 2013, respectively. The decrease in available-for-sale securities during the six months ended June 30, 2014 was primarily due to net sales and principal paydowns on agency mortgage-backed securities and CMOs. Additionally, we sold $17 million in amortized cost of available-for-sale non-agency CMOs during the first quarter of 2014 as part of our continued focus to reduce legacy risks. The increase in held-to-maturity securities was a result of the purchase of agency mortgage-backed securities and CMOs and agency debt securities, included in investment securities.
Loans Receivable, Net
Loans receivable, net are summarized as follows (dollars in millions):

			Variance
	June 30,	December 31,	2014 vs. 2013
	2014	2013	Amount	%
One- to four-family	$3,345	$4,475	$(1,130)	(25)%
Home equity	3,153	3,454	(301)	(9)%
Consumer and other	527	602	(75)	(12)%
Unamortized premiums, net	32	45	(13)	(29)%
Allowance for loan losses	(401)	(453)	52	(11)%
Total loans receivable, net	$6,656	$8,123	$(1,467)	(18)%
Loans receivable, net decreased 18% to $6.7 billion at June 30, 2014 from $8.1 billion at December 31, 2013. This decline was primarily due to the sale of $0.8 billion of our one- to four-family loans modified as TDRs. These loans were transferred to held-for-sale at March 31, 2014 and sold on April 22, 2014. As a result of this transaction, we recorded a charge-off of $42 million related to these one- to four-family loans which drove the majority of the decrease in the allowance for loan losses during the six months ended June 30, 2014. Additionally, we are continuing our strategy of reducing balance sheet risk by allowing the loan portfolio to pay down, which we plan to do for the foreseeable future.

Other Assets
Other assets are summarized as follows (dollars in millions):

			Variance
	June 30,	December 31,	2014 vs. 2013
	2014	2013	Amount	%
Property and equipment, net	$227	$237	$(10)	(4)%
Goodwill	1,792	1,792	—	—%
Other intangibles	205	216	(11)	(5)%
Other assets:
Deferred tax assets, net	1,056	1,239	(183)	(15)%
Deposits paid for securities borrowed	420	536	(116)	(22)%
Held-for-sale assets	—	177	(177)	(100)%
Other	781	869	(88)	(10)%
Total other assets	$4,481	$5,066	$(585)	(12)%
Total other assets decreased 12% to $4.5 billion due primarily to decreases in deferred tax assets, deposits paid for securities borrowed and due to the disposition of held-for-sale assets related to our market making business during the six months ended June 30, 2014. At December 31, 2013, held-for-sale assets were reported in the other assets line item on the consolidated balance sheet, which consisted primarily of $105 million of trading securities and $21 million of other intangibles, net. We completed the sale of the market making business on February 10, 2014. See Note 2—Disposition in Item 1. Consolidated Financial Statements (Unaudited) for additional information on the market making business.
Deposits
Deposits are summarized as follows (dollars in millions):

			Variance
	June 30,	December 31,	2014 vs. 2013
	2014	2013	Amount	%
Sweep deposits	$19,065	$19,592	$(527)	(3)%
Complete savings deposits	4,001	4,303	(302)	(7)%
Checking deposits	1,089	1,098	(9)	(1)%
Other money market and savings deposits	873	914	(41)	(4)%
Time deposits	56	64	(8)	(13)%
Total deposits	$25,084	$25,971	$(887)	(3)%
Deposits represented 62% and 63% of total liabilities at June 30, 2014 and December 31, 2013, respectively. At June 30, 2014, 90% of our customer deposits were covered by FDIC insurance. Deposits provide the benefit of lower interest costs compared with wholesale funding alternatives.
The majority of the deposits balance, specifically sweep deposits, is included in brokerage related cash and reported as a customer activity metric of $40.0 billion and $39.7 billion at June 30, 2014 and December 31, 2013, respectively. The total brokerage related cash balance is summarized as follows (dollars in millions):

			Variance
	June 30,	December 31,	2014 vs. 2013
	2014	2013	Amount	%
Deposits	$25,084	$25,971	$(887)	(3)%
Less: bank related cash(1)	(6,019)	(6,379)	360	(6)%
Customer payables	6,626	6,310	316	5%
Customer assets held by third parties(2)	14,335	13,783	552	4%
Total brokerage related cash(3)	$40,026	$39,685	$341	1%

(1)	Bank related cash includes complete savings deposits, checking deposits, other money market and savings deposits and time deposits.

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
As part of our strategy to strengthen our overall financial and franchise position we have been focused on improving our capital ratios by reducing risk and deleveraging the balance sheet. Our deleveraging strategy included transferring customer deposits to third party institutions. At June 30, 2014, our customers held $14.3 billion of assets at third party institutions, including third party banks and money market funds. Approximately 70% of these off-balance sheet assets resulted from our deleveraging efforts.  While we may take some tactical actions in future periods, we consider our deleveraging initiatives to be complete.
Customer assets held by third parties included $4.4 billion of customer sweep deposits at both June 30, 2014 and December 31, 2013 in the extended insurance sweep deposit account program ("ESDA") that we have in place for brokerage customers. At June 30, 2014, the ESDA program utilized E*TRADE Bank in combination with six additional third party program banks to allow certain customers the ability to insure at least $1,250,000 of the cash they hold in the ESDA. In addition, customer assets held by third parties at June 30, 2014 and December 31, 2013 included $9.9 billion and $9.4 billion, respectively, held in third party money market funds in which our customers can elect to participate.
Wholesale Borrowings
Wholesale borrowings, which consist of securities sold under agreements to repurchase and FHLB advances and other borrowings, are summarized as follows (dollars in millions):

			Variance
	June 30,	December 31,	2014 vs. 2013
	2014	2013	Amount	%
Securities sold under agreements to repurchase	$3,742	$4,543	$(801)	(18)%
FHLB advances	$860	$851	$9	1%
Subordinated debentures	428	428	—	0%
Other	3	—	3	*
Total FHLB advances and other borrowings	$1,291	$1,279	$12	1%
Total wholesale borrowings	$5,033	$5,822	$(789)	(14)%

*	Percentage not meaningful.

Wholesale borrowings represented 12% and 14% of total liabilities at June 30, 2014 and December 31, 2013, respectively. Securities sold under agreements to repurchase and FHLB advances are the primary wholesale funding sources of the Bank. During the six months ended June 30, 2014, total wholesale borrowings decreased by $789 million primarily due to the scheduled expiration of $600 million of securities sold under agreements to repurchase during the second quarter of 2014. We also terminated $100 million of securities sold under agreements to repurchase during the first quarter of 2014, which resulted in a $12 million loss on early extinguishment of debt.

Corporate Debt
Corporate debt by type is shown as follows (dollars in millions):

	Face Value	Discount	Net
June 30, 2014
Interest-bearing notes:
6 3/4% Notes, due 2016	$435	$(3)	$432
6% Notes, due 2017	505	(3)	502
6 3/8% Notes, due 2019	800	(6)	794
Total interest-bearing notes	1,740	(12)	1,728
Non-interest-bearing debt:
0% Convertible debentures, due 2019	42	—	42
Total corporate debt	$1,782	$(12)	$1,770

	Face Value	Discount	Net
December 31, 2013
Interest-bearing notes:
6 3/4% Notes, due 2016	$435	$(4)	$431
6% Notes, due 2017	505	(4)	501
6 3/8% Notes, due 2019	800	(6)	794
Total interest-bearing notes	1,740	(14)	1,726
Non-interest-bearing debt:
0% Convertible debentures, due 2019	42	—	42
Total corporate debt	$1,782	$(14)	$1,768

Other Liabilities
Other liabilities increased 32% to $2.0 billion due primarily to an increase in deposits received for securities loaned of $663 million to $1.7 billion at June 30, 2014.
Shareholders’ Equity
The activity in shareholders’ equity during the six months ended June 30, 2014 is summarized as follows (dollars in millions):

	Common Stock / Additional Paid-In Capital	Accumulated Deficit / Other Comprehensive Loss	Total
Beginning balance, December 31, 2013	$7,331	$(2,475)	$4,856
Net income	—	166	166
Net change from available-for-sale securities	—	149	149
Net change from cash flow hedging instruments	—	9	9
Other(1)	8	—	8
Ending balance, June 30, 2014	$7,339	$(2,151)	$5,188

(1)	Other includes conversions of convertible debt, employee share-based compensation and changes in accumulated other comprehensive loss from foreign currency translation.

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
Management believes the following sources of liquidity are of critical importance in maintaining ample funding for liquidity needs: Corporate cash, Bank cash, deposits and unused FHLB borrowing capacity. Management believes that within deposits, sweep deposits are of particular importance as they are the most stable source of liquidity for E*TRADE Bank when compared to non-sweep deposits. While in recent periods we have transferred customer sweep deposits to third party banks that participate in our ESDA program, we maintain the ability to bring the majority of these off-balance sheet deposits back to E*TRADE Bank with appropriate notification to the third party program banks. In addition, certain customer payables and sweep deposits were transferred to third party money market funds. At June 30, 2014, we had $4.4 billion and $9.9 billion of customer deposits at third party banks and third party money market funds, respectively. We continually assess our liquidity position with respect to our ESDA program with the third party banks, and maintain additional sources of liquidity outside of deposits through other programs that are available to us. Refer to Other Sources of Liquidity within this section for additional information on those programs.
Capital is generated primarily through the business operations of the trading and investing and balance sheet management segments, which are primarily contained within E*TRADE Bank; therefore, we believe a key indicator of the capital generated or used in our business operations is the level of regulatory capital in E*TRADE Bank. At June 30, 2014, E*TRADE Bank’s Tier 1 leverage ratio was 10.2%, an increase from 9.5% at December 31, 2013. We have been focused on improving the Tier 1 leverage ratio at E*TRADE Bank through continued earnings and deleveraging the balance sheet by a reduction in wholesale borrowings, retail deposits and customer payables. While we may take some tactical actions in future periods, we consider our deleveraging initiatives to be complete within E*TRADE Bank. We are now focused on continuing to generate capital through earnings.
We submitted an initial long-term capital plan to the OCC and Federal Reserve during the second quarter of 2012. The plan included: our five-year business strategy; forecasts of our business results and capital ratios; capital distribution plans in current and adverse operating conditions; and internally developed stress tests. During the third quarter of 2012, we received initial feedback from our regulators on this plan and we believe that key elements of this plan, specifically reducing risk, deleveraging the balance sheet and the development of an enterprise risk management function, are critical. We submitted an updated long-term capital plan to the OCC and Federal Reserve in February 2013, which included the key elements outlined in the initial plan as well as the progress made during 2012 on those key elements. We believe we have made important progress on our long-term capital plan, as evidenced by the $150 million in dividends that our regulators approved from E*TRADE Bank in the first half of 2014 and $175 million in dividends approved during 2013. We plan to request a similar dividend each quarter over the near term up to the level of E*TRADE Bank's net income from the previous quarter, while continuing an active and ongoing dialogue with our regulators to ensure our execution of the plan is consistent with their expectations.
Consolidated Cash and Equivalents
The consolidated cash and equivalents balance decreased by $31 million to $1.8 billion at June 30, 2014 when compared to December 31, 2013. The majority of this balance is cash held in regulated subsidiaries, primarily the Bank, outlined as follows (dollars in millions):

	June 30,	December 31,	June 30,
	2014	2013	2013
Corporate cash	$570	$415	$251
Bank cash(1)	1,215	1,402	768
International brokerage and other cash	22	21	26
Total consolidated cash and equivalents	$1,807	$1,838	$1,045

(1)
Bank cash included $657 million, $507 million and $377 million of cash at June 30, 2014, December 31, 2013 and June 30, 2013, respectively, held by E*TRADE Clearing LLC and E*TRADE Securities LLC, which are broker-dealer subsidiaries of E*TRADE Bank.

Corporate cash is the primary source of liquidity at the parent company. We define corporate cash as cash held at the parent company as well as cash held in certain subsidiaries that can distribute cash to the parent company without any regulatory approval. We believe corporate cash is a useful measure of the parent company’s liquidity as it is the primary source of capital above and beyond the capital deployed in our regulated subsidiaries. Corporate cash can fluctuate in any given quarter and is impacted primarily by tax settlements, approval and timing of subsidiary dividends, debt service costs and other overhead cost sharing arrangements. Corporate cash ended the second quarter of 2014 at $570 million, which included the $76 million cash proceeds from the sale of the market making business in the first quarter of 2014 and the $150 million in dividends from E*TRADE Bank to the parent company in the first half of 2014. We target corporate cash to be at least two times our annual debt service, or approximately $220 million. From the level of corporate cash at June 30, 2014, we expect this balance to grow assuming we continue to receive regulatory approval for future dividends. At June 30, 2014 the parent company had $310 million in net deferred tax assets, which will ultimately become sources of corporate cash as the parent’s subsidiaries reimburse the parent for the use of its deferred tax assets. However, we would expect corporate cash to decrease from the current level if we begin to pay down corporate debt.
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
E*TRADE Bank is subject to capital requirements determined by its primary regulators. At June 30, 2014 and December 31, 2013, E*TRADE Bank had $2.2 billion and $1.9 billion, respectively, of capital in excess of the amount needed to meet the regulatory minimum Tier 1 leverage ratio required to be considered "well capitalized."
Our broker-dealer subsidiaries are subject to capital requirements determined by their respective regulators. At June 30, 2014 and December 31, 2013, all of our brokerage subsidiaries met their minimum net capital requirements. Our broker-dealer subsidiaries had excess net capital of $968 million at June 30, 2014, an increase of $95 million from $873 million at December 31, 2013. The excess net capital of the broker-dealer subsidiaries at June 30, 2014 included $593 million and $360 million of excess net capital at E*TRADE Clearing LLC and E*TRADE Securities LLC, respectively, which are subsidiaries of E*TRADE Bank and these amounts are also included in the excess capital of E*TRADE Bank.
Financial Regulatory Reform Legislation and Basel III Framework

The Dodd-Frank Act requires all companies, including savings and loan holding companies, that directly or indirectly control an insured depository institution to serve as a source of strength for the institution. The implementation of holding company capital requirements for Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital ratios will impact us as the parent company was not previously subject to regulatory capital requirements. These requirements will become effective for us on January 1, 2015, subject to a phase-in period for certain requirements over several years, as further explained below. Additionally, we monitor our Tier 1 common ratio, which has no mandated minimum or "well capitalized" standard. The Tier 1 common ratio is defined as Tier 1 capital, less elements of Tier 1 capital that are not in the form of common equity, such as trust preferred securities, divided by total risk-weighted assets. We believe these capital ratios are an important measure of capital strength and accordingly we manage our capital against the current capital ratios that apply to bank holding companies in preparation for the application of these requirements.
The Tier 1 leverage, Tier 1 risk-based capital, total risk-based capital and Tier 1 common ratios are non-GAAP measures as the parent company is not yet held to the Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital regulatory capital requirements and as the Tier 1 common ratio is not a regulatory capital ratio. The Tier 1 leverage, Tier 1 risk-based capital, total risk-based capital and Tier 1 common ratios are calculated as follows (dollars in millions):

	June 30,	December 31,	June 30,
	2014	2013	2013
Shareholders’ equity	$5,188	$4,856	$4,761
Deduct:
Losses in other comprehensive income on available-for-sale debt securities and cash flow hedges, net of tax	(300)	(459)	(445)
Goodwill and other intangible assets, net of deferred tax liabilities	1,626	1,654	1,704
Disallowed servicing assets and deferred tax assets	1,097	1,185	1,253
Tier 1 common	2,765	2,476	2,249
Add:
Qualifying restricted core capital elements (TRUPs)(1)	433	433	433
Tier 1 capital	3,198	2,909	2,682
Add:
Allowable allowance for loan losses	221	228	235
Total capital	$3,419	$3,137	$2,917
Total average assets	$45,598	$46,038	$44,919
Deduct:
Goodwill and other intangible assets, net of deferred tax liabilities	1,626	1,654	1,704
Subtotal	43,972	44,384	43,215
Deduct:
Disallowed servicing assets and deferred tax assets	1,097	1,185	1,253
Average total assets for leverage capital purposes	$42,875	$43,199	$41,962

Total risk-weighted assets(2)	$17,510	$17,992	$18,502

Tier 1 leverage ratio (Tier 1 capital / Average total assets for leverage capital purposes)	7.5%	6.7%	6.4%
Tier 1 capital / Total risk-weighted assets	18.3%	16.2%	14.5%
Total capital / Total risk-weighted assets	19.5%	17.4%	15.8%
Tier 1 common ratio (Tier 1 common / Total risk-weighted assets)	15.8%	13.8%	12.2%

(1)
The Company included 100% of its trust preferred securities ("TRUPs") in E*TRADE Financial's Tier 1 capital, as the final ruling issued in July 2013 by the regulatory agencies has the phase-out of TRUPs beginning in 2015 for the Company. If the TRUPs phase-out had been implemented, E*TRADE Financial's Tier 1 leverage ratio would have been 6.5% at June 30, 2014.

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

At June 30, 2014, our Tier 1 leverage ratio was approximately 7.5% compared to the minimum ratio required to be "well capitalized" of 5%, the Tier 1 risk-based capital ratio was approximately 18.3% compared to the minimum ratio required to be "well capitalized" of 6%, and the total risk-based capital ratio was approximately 19.5% compared to the minimum ratio required to be "well capitalized" of 10%. Our Tier 1 common ratio was 15.8% at June 30, 2014.
In July 2013, the U.S. Federal banking agencies finalized a rule to implement Basel III in the U.S., a framework for the calculation and components of a banking organization’s regulatory capital and for calculating a banking organization’s risk-weighted assets. Among other things, the Basel III rule raises the minimum thresholds for required capital ratios and revises certain aspects of the definitions and elements of the capital that can be used to satisfy these required minimum ratios. While the rule became effective on January 1, 2014 for certain large banking organizations, most U.S. banking organizations, including the Company and E*TRADE Bank, have until January 1, 2015 to begin complying with this new framework, with the fully phased-in Basel III capital ratios becoming effective in 2019. We expect to be compliant with the Basel III framework, as it is phased in.
We believe the most relevant elements of the final rule to us relate to the risk-weighting of mortgage loans, which will remain unchanged from current rules, and margin receivables, which will qualify for 0% risk-weighting. We believe this change will have a favorable impact on our current capital ratios. In addition, the final rule gives the option for a one-time permanent election for the inclusion or exclusion in the calculation of Common Tier 1 capital of unrealized gains (losses) on all available-for-sale debt securities; we currently intend to elect to exclude unrealized gains (losses).
On October 24, 2013, U.S. Federal banking agencies issued an inter-agency notice of proposed rulemaking that would implement a quantitative liquidity coverage ratio ("LCR") that is generally consistent with, and in some respects stricter than, the international LCR standard established by the Basel Committee on Banking Supervision. The purpose of the LCR proposal is to require certain financial institutions to hold minimum amounts of high-quality, liquid assets against projected net cash outflows over a 30-day period of stressed conditions. While the LCR proposal does not apply to companies with less than $50 billion in assets, including the Company, we believe we would be compliant with the LCR standards set out in this proposal.
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
Under the OCC stress test regulations, E*TRADE Bank is required to conduct stress-testing using the prescribed stress-testing methodologies. The final OCC regulations required E*TRADE Bank to conduct its first stress test using financial statement data as of September 30, 2013, and submit the results prior to March 31, 2014. The results of the first official test will not be public information for banking organizations with total consolidated assets of more than $10 billion but less than $50 billion. E*TRADE Bank, which is under $50 billion, submitted the results of its first stress test prior to March 31, 2014, as required. In the second quarter of 2014 we received feedback from the OCC on our stress test submission. While the details of our results are not public, we can share the high level result that we remained well above the regulatory well-capitalized levels for all capital ratios across all scenarios and we were satisfied with the feedback around our stress testing process, approach and methodologies. E*TRADE Bank will be required to publish summary results of its annual stress test between June 15 and June 30 each year, beginning with its second annual stress test in 2015.
Under the final Federal Reserve regulations, the Company will be required to conduct its first stress test using financial statement data as of September 30, 2016, and it will be required to report the results of its first stress test to the Federal Reserve on or before March 31, 2017, and to disclose a summary of its first stress test results between June 15 and June 30, 2017.
Other Sources of Liquidity
We also maintain uncommitted lines of credit with unaffiliated banks to finance margin lending, with available balances subject to approval when utilized. At June 30, 2014, there were no outstanding balances.
We rely on borrowed funds, from sources such as securities sold under agreements to repurchase and FHLB advances, to provide liquidity for E*TRADE Bank. Our ability to borrow these funds is dependent upon the continued availability of funding in the wholesale borrowings market. In addition, we can borrow from the Federal Reserve Bank’s discount window to meet short-term liquidity requirements, although it is not viewed as a primary source of funding. At June 30, 2014, E*TRADE Bank had approximately $2.8 billion and $0.8 billion in additional collateralized borrowing capacity with the FHLB and the Federal Reserve Bank, respectively. We also have the ability to generate liquidity in the form of additional deposits by raising the yield on our customer deposit account products.
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
RISK MANAGEMENT
As a financial services company, our business exposes us to certain risks. The identification, mitigation and management of existing and potential risks are key to effective enterprise risk management. There are certain risks that are inherent to our business (e.g. execution of transactions) whereas other risks will present themselves through the conduct of that business. We seek to monitor and manage our significant risk exposures through a set of board approved limits as well as Key Risk Indicators ("KRIs") or metrics. We have in place a governance framework that regularly reports metrics, major risks and exposures to senior management and the Board of Directors. During 2014, we have and will continue to enhance our risk management culture and capabilities.
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
Loss Mitigation on the Loan Portfolio
We have a credit risk operations team that focuses on the mitigation of potential losses in the loan portfolio. Through a variety of strategies, including voluntary line closures, automatically freezing lines on all delinquent accounts, and freezing lines on loans with materially reduced home equity, we have reduced our exposure to open home equity lines from a high of over $7 billion in 2007 to $200 million at June 30, 2014.
We have an initiative to assess our servicing relationships and, where appropriate, consolidate loan servicing or transfer certain mortgage loans to servicers that specialize in managing troubled assets. We completed a servicer transfer of $246 million of mortgage loans as a result of this initiative during the first quarter of 2014. At June 30, 2014, there were $2.3 billion of our mortgage loans held at servicers that specialize in managing troubled assets. We believe this initiative has improved and will continue to improve the credit performance in future periods of the loans transferred compared to the expected credit performance of these same loans if they had not been transferred.
We have a loan modification program that focuses on the mitigation of potential losses in the loan portfolio. We consider modifications in which we make an economic concession to a borrower experiencing financial difficulty a TDR. During the six months ended June 30, 2014 and 2013, we modified $13 million and $59 million, respectively, of one- to four-family loans and $10 million of home equity loans for both periods, in which the modification was considered a TDR. In order to significantly reduce risk on the legacy loan portfolio, at the end of the first quarter in 2014, we decided to sell $0.8 billion of our one- to four-family loans modified as TDRs. These loans were sold on April 22, 2014.
We also process minor modifications on a number of loans through traditional collections actions taken in the normal course of servicing delinquent accounts. These actions typically result in an insignificant delay in the timing of payments; therefore, we do not consider such activities to be economic concessions to the borrowers. At June 30, 2014 and December 31, 2013, we had $29 million and $32 million of mortgage loans, respectively, in which the modification was not considered a TDR due to the insignificant delay in the timing of payments. Approximately 8% and 7% of these loans were classified as nonperforming at June 30, 2014 and December 31, 2013, respectively.
We continue to review the mortgage loan portfolio in order to identify loans to be repurchased by the originator. Our review is primarily focused on identifying loans with violations of transaction representations and warranties or material misrepresentation on the part of the seller. Any loans identified with these deficiencies are submitted to the original seller for repurchase. During the six months ended June 30, 2014 and 2013, we agreed to settlements with third-party mortgage originators specific to loans sold to us by those originators. One-time payments were agreed upon to satisfy in full all pending and future requests with those specific originators. We applied the full amount of payments of $11 million and $13 million for the six months ended June 30, 2014 and 2013, respectively, as recoveries to the allowance for loan losses, resulting in a corresponding reduction to net charge-offs as well as our provision for loan losses. Approximately $19 million of loans were repurchased by or settled with the original sellers during the six months ended June 30, 2014, for a total of $452 million of loans that were repurchased, including global settlements, since we actively started reviewing our purchased loan portfolio beginning in 2008. While we may continue to pursue loans to be repurchased by or settled with the original sellers, we consider this effort to be substantially complete.
CONCENTRATIONS OF CREDIT RISK
Loans
One- to four-family loans include interest-only loans for a five to ten year period, followed by an amortizing period ranging from 20 to 25 years. At June 30, 2014, 42% of our one- to four-family portfolio were not yet amortizing. However, during the trailing twelve months ended June 30, 2014, based on the unpaid principal balance before charge-offs, approximately 14% of these borrowers made voluntary annual principal payments of at least $2,500 and slightly over a third of those borrowers made voluntary annual principal payments of at least $10,000.
The home equity loan portfolio is primarily second lien loans on residential real estate properties, which have a higher level of credit risk than first lien mortgage loans. Approximately 15% of the home equity loan portfolio was in the first lien position and we held both the first and second lien positions in less than 1% of the home equity loan portfolio at June 30, 2014. The home equity loan portfolio consisted of approximately 20% of home equity installment loans and approximately 80% of home equity lines of credit at June 30, 2014.
Home equity installment loans are primarily fixed rate and fixed term, fully amortizing loans that do not offer the option of an interest-only payment. The majority of home equity lines of credit convert to amortizing loans at the end of the draw period, which typically ranges from five to ten years. Approximately 8% of this portfolio will require the borrowers to repay the loan in full at the end of the draw period, commonly referred to as "balloon loans." At June 30, 2014, 87% of the home equity line of credit portfolio had not converted from the interest-only draw period and had not begun amortizing. However, during the trailing twelve months ended June 30, 2014, approximately 40% of our borrowers made voluntary annual principal payments of at least $500 on their home equity lines of credit and slightly under half of those borrowers reduced their principal balance by at least $2,500.
The following table outlines when one- to four-family and home equity lines of credit convert to amortizing by percentage of the one- to four-family and home equity line of credit portfolios, respectively, at June 30, 2014:

Period of Conversion to Amortizing Loan	% of One- to Four-Family Portfolio	% of Home Equity Line of Credit Portfolio
Already amortizing	58%	13%
Through December 31, 2014	1%	5%
Year ending December 31, 2015	4%	27%
Year ending December 31, 2016	16%	42%
Year ending December 31, 2017	21%	13%
We track and review factors to predict and monitor credit risk in the mortgage loan portfolio on an ongoing basis. These factors include: loan type, estimated current loan-to-value ("LTV")/combined loan-to-value ("CLTV") ratios, delinquency history, documentation type, borrowers’ current credit scores, housing prices, loan vintage and geographic location of the property. In economic conditions in which housing prices generally appreciate, we believe that loan type, LTV/CLTV ratios, documentation type and credit scores are the key factors in determining future loan performance. In a housing market with declining home prices and less credit available for refinance, we believe the LTV/CLTV ratio becomes a more important factor in predicting and monitoring credit risk. Credit scores and LTV/CLTV are updated on at least a quarterly basis. For the consumer and other loan portfolio, we track and review delinquency status to predict and monitor credit risk on at least a quarterly basis.
The following tables show the distribution of the mortgage loan portfolios by credit risk factor (dollars in millions):

	One- to Four-Family		Home Equity
Current LTV/CLTV(1)	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
<=80%	$1,823	$1,912	$1,164	$1,142
80%-100%	919	1,365	837	866
100%-120%	378	711	632	736
>120%	225	487	520	710
Total mortgage loans receivable	$3,345	$4,475	$3,153	$3,454
Average estimated current LTV/CLTV (2)	81%	90%	94%	98%
Average LTV/CLTV at loan origination (3)	71%	72%	80%	80%

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

(3)	Average LTV/CLTV at loan origination calculations are based on LTV/CLTV at time of purchase for one- to four-family purchased loans and undrawn balances for home equity loans.

	One- to Four-Family		Home Equity
Documentation Type	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Full documentation	$1,476	$1,847	$1,616	$1,769
Low/no documentation	1,869	2,628	1,537	1,685
Total mortgage loans receivable	$3,345	$4,475	$3,153	$3,454

	One- to Four-Family		Home Equity
Current FICO (1)	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
>=720	$1,924	$2,252	$1,679	$1,811
719 - 700	317	436	313	343
699 - 680	263	366	261	293
679 - 660	215	296	215	245
659 - 620	262	404	286	310
<620	364	721	399	452
Total mortgage loans receivable	$3,345	$4,475	$3,153	$3,454

(1)
FICO scores are updated on a quarterly basis; however, at June 30, 2014 and December 31, 2013, there were some loans for which the updated FICO scores were not available. The current FICO distribution at June 30, 2014 included the most recent FICO scores where available, otherwise the original FICO score was used, for approximately $76 million and $4 million of one- to four-family and home equity loans, respectively. The current FICO distribution at December 31, 2013 included original FICO scores for approximately $95 million and $10 million of one- to four-family and home equity loans, respectively.

	One- to Four-Family		Home Equity
Vintage Year	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
2003 and prior	$120	$146	$127	$151
2004	344	423	238	274
2005	683	869	855	933
2006	1,287	1,775	1,502	1,630
2007	910	1,260	424	458
2008	1	2	7	8
Total mortgage loans receivable	$3,345	$4,475	$3,153	$3,454
Average age of mortgage loans receivable (years)	8.2	7.7	8.4	7.9

	One- to Four-Family		Home Equity
Geographic Location	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
California	$1,488	$2,111	$983	$1,083
Florida	237	300	226	247
New York	229	301	241	259
Virginia	170	206	145	158
Other states	1,221	1,557	1,558	1,707
Total mortgage loans receivable	$3,345	$4,475	$3,153	$3,454
Approximately 38% and 40% of the Company’s mortgage loans receivable were concentrated in California at June 30, 2014 and December 31, 2013, respectively. No other state had concentrations of mortgage loans that represented 10% or more of the Company’s mortgage loans receivable at June 30, 2014 and December 31, 2013.
Allowance for Loan Losses
The allowance for loan losses is management’s estimate of probable losses inherent in the loan portfolio at the balance sheet date. The estimate of the allowance for loan losses is based on a variety of quantitative and qualitative factors, including the composition and quality of the portfolio; delinquency levels and trends; current and historical charge-off and loss experience; our historical loss mitigation experience; the condition of the real estate market and geographic concentrations within the loan portfolio; the interest rate climate; the overall availability of housing credit; and general economic conditions. The allowance for loan losses is typically equal to management’s forecast of loan losses in the twelve months following the balance sheet date as well as the forecasted losses, including economic concessions to borrowers, over the estimated remaining life of loans modified as TDRs. The general allowance for loan losses also included a qualitative component to account for a variety of factors that present additional uncertainty that may not be fully considered in the quantitative loss model but are factors we believe may impact the level of credit losses. The qualitative component was $74 million and $62 million at June 30, 2014 and December 31, 2013, respectively.

The following table presents the allowance for loan losses by major loan category (dollars in millions):

	One- to Four-Family		Home Equity		Consumer and Other		Total
	Allowance	Allowance as a % of Loans Receivable(1)	Allowance	Allowance as a % of Loans Receivable(1)	Allowance	Allowance as a % of Loans Receivable(1)	Allowance	Allowance as a % of Loans Receivable(1)
June 30, 2014	$44	1.3%	$337	10.6%	$20	3.8%	$401	5.7%
December 31, 2013	$102	2.3%	$326	9.4%	$25	4.1%	$453	5.3%

(1)	Allowance as a percentage of loans receivable is calculated based on the gross loans receivable for each respective category.
During the six months ended June 30, 2014, the allowance for loan losses decreased $52 million from the level at December 31, 2013. This decline was primarily due to the sale of $0.8 billion of our one- to four-family loans modified as TDRs. These loans were transferred to held-for-sale at March 31, 2014 and sold on April 22, 2014. As a result of this transaction, we recorded a charge-off of $42 million related to these one- to four-family loans which had been previously recorded and drove the majority of the decrease in the allowance for loan losses during the six months ended June 30, 2014.
The following table shows the trend of the ratio of the general allowance for loan losses, excluding the qualitative component, to loans that are 90+ days delinquent excluding loans modified as TDRs (dollars in millions):

	Total 90+ Days Delinquent Loans, Excluding Modified TDRs	General Allowance for Loan Losses Before Qualitative Component	Coverage Ratio
June 30, 2014	$221	$252	114%
March 31, 2014	$230	$265	115%
December 31, 2013	$235	$266	113%
September 30, 2013	$247	$272	110%
June 30, 2013	$273	$258	94%
Troubled Debt Restructurings
TDRs include two categories of loans: (1) loan modifications completed under our programs that involve granting an economic concession to a borrower experiencing financial difficulty, and (2) loans for which we received bankruptcy notification. The following table shows total TDRs by category at June 30, 2014 and December 31, 2013 (dollars in millions):

	Loans Modified as TDRs(1)	Bankruptcy Loans	Total TDRs
June 30, 2014
One- to four-family	$187	$132	$319
Home equity	177	49	226
Total	$364	$181	$545
December 31, 2013
One- to four-family	$1,036	$136	$1,172
Home equity	188	53	241
Total	$1,224	$189	$1,413

(1)	Includes loans modified as TDRs that also had received a bankruptcy notification of $40 million and $252 million at June 30, 2014 and December 31, 2013, respectively.
Total TDRs decreased $868 million during the six months ended June 30, 2014 primarily due to the sale of $0.8 billion of our one- to four- family loans modified as TDRs. See the Allowance for Loan Losses section above for additional information on this transaction.

The following table shows total TDRs by delinquency category at June 30, 2014 and December 31, 2013 (dollars in millions):

	TDRs Current	TDRs 30-89 Days Delinquent	TDRs 90-179 Days Delinquent	TDRs 180+ Days Delinquent	Total Recorded Investment in TDRs
June 30, 2014
One- to four-family	$244	$19	$6	$50	$319
Home equity	184	15	8	19	226
Total	$428	$34	$14	$69	$545
December 31, 2013
One- to four-family	$901	$102	$44	$125	$1,172
Home equity	198	17	7	19	241
Total	$1,099	$119	$51	$144	$1,413
TDRs on accrual status, which are current and have made six or more consecutive payments, were $258 million and $950 million at June 30, 2014 and December 31, 2013, respectively.
Troubled Debt Restructurings – Loan Modifications
We believe the distinction between loans modified as TDRs and total TDRs, which include bankruptcy loans, is important. Our loan modification programs focus on the mitigation of potential losses through making an economic concession to a borrower, whereas with loans for which we have received bankruptcy notification we have not taken any loss mitigation actions. The following table shows loans modified as TDRs by delinquency category at June 30, 2014 and December 31, 2013 (dollars in millions):

	Modifications Current	Modifications 30-89 Days Delinquent	Modifications 90-179 Days Delinquent	Modifications 180+ Days Delinquent	Total Recorded Investment in Modifications
June 30, 2014
One- to four-family	$160	$12	$4	$11	$187
Home equity	151	12	5	9	177
Total	$311	$24	$9	$20	$364
December 31, 2013
One- to four-family	$817	$92	$39	$88	$1,036
Home equity	162	13	4	9	188
Total	$979	$105	$43	$97	$1,224
The following table shows loans modified as TDRs and the specific valuation allowance by loan portfolio as well as the percentage of total expected losses at June 30, 2014 and December 31, 2013 (dollars in millions):

	Recorded Investment in Modifications before Charge-offs	Charge-offs	Recorded Investment in Modifications	Specific Valuation Allowance	Net Investment in Modifications	Specific Valuation Allowance as a % of Modifications	Total Expected Losses
June 30, 2014
One- to four-family	$232	$(45)	$187	$(14)	$173	7%	25%
Home equity	322	(145)	177	(62)	115	35%	64%
Total	$554	$(190)	$364	$(76)	$288	21%	48%
December 31, 2013
One- to four-family	$1,354	$(318)	$1,036	$(60)	$976	6%	28%
Home equity	338	(150)	188	(64)	124	34%	63%
Total	$1,692	$(468)	$1,224	$(124)	$1,100	10%	35%

The recorded investment in loans modified as TDRs includes the charge-offs related to certain loans that were written down to the estimated current value of the underlying property less estimated selling costs. These charge-offs were recorded on modified loans that were delinquent in excess of 180 days, in bankruptcy, or when certain characteristics of the loan, including CLTV, borrower’s credit and type of modification, cast substantial doubt on the borrower’s ability to repay the loan. Included in allowance for loan losses was a specific valuation allowance of $76 million and $124 million that was established for loans modified as TDRs at June 30, 2014 and December 31, 2013, respectively. The specific valuation allowance for these individually impaired loans represents the forecasted losses over the remaining life of the loan, including the economic concession to the borrower.
The total expected loss on loans modified as TDRs includes both the previously recorded charge-offs and the specific valuation allowance. Total expected losses on loans modified as TDRs increased from 35% at December 31, 2013 to 48% at June 30, 2014, primarily due to the sale of $0.8 billion of our one- to four-family loans modified as TDRs. See the Allowance for Loan Losses section above for additional information on this transaction.
Net Charge-offs
The following table provides an analysis of the allowance for loan losses and net charge-offs for the three and six months ended June 30, 2014 and 2013 (dollars in millions):

	Charge-offs	Recoveries(1)	Net Charge-Offs	% of Average Loans (Annualized)
Three Months Ended June 30, 2014
One- to four-family	$—	$—	$—	—%
Home equity	(17)	6	(11)	1.37%
Consumer and Other	(4)	1	(3)	1.31%
Total	$(21)	$7	$(14)	0.71%
Three Months Ended June 30, 2013
One- to four-family	$(11)	$2	$(9)	0.72%
Home equity	(46)	9	(37)	3.78%
Consumer and Other	(7)	3	(4)	1.99%
Total	$(64)	$14	$(50)	2.06%

	Charge-offs	Recoveries(1)	Net Charge-Offs	% of Average Loans (Annualized)
Six Months Ended June 30, 2014
One- to four-family	$(43)	$11	$(32)	1.68%
Home equity	(41)	11	(30)	1.79%
Consumer and Other	(9)	3	(6)	1.70%
Total	$(93)	$25	$(68)	1.73%
Six Months Ended June 30, 2013
One- to four-family	$(30)	$14	$(16)	0.60%
Home equity	(103)	17	(86)	4.23%
Consumer and Other	(24)	7	(17)	4.18%
Total	$(157)	$38	$(119)	2.35%

(1)	Recoveries include the impact of mortgage originator settlements.
Loan losses are recognized when, based on management's estimate, it is probable that a loss has been incurred. The charge-off policy for both one- to four-family and home equity loans is to assess the value of the property when the loan has been delinquent for 180 days or has received bankruptcy notification, regardless of whether or not the property is in foreclosure, and charge-off the amount of the loan balance in excess of the estimated current value of the underlying property less estimated selling costs. Modified loans considered TDRs are charged-off when they are identified as collateral dependent based on certain terms of the modification, which includes assigning a higher level of risk to loans in which the LTV or CLTV is greater than 110% or 125%, respectively, a borrower’s credit score is less than 600 and certain types of modifications, such as interest-only payments. Consumer loans are charged-off when the loan has been 120 days delinquent or when it is determined that collection is not probable.
Net charge-offs for the three and six months ended June 30, 2014 compared to the same periods in 2013 decreased by $36 million and $51 million, respectively. As discussed above, as a result of our sale of one- to four-family loans modified as TDRs, we recorded a charge-off of $42 million for these loans during the six months ended June 30, 2014. Additionally, net charge-offs for the six months ended June 30, 2014 and 2013 included $11 million and $13 million of benefit recorded from settlements with third party mortgage originators, respectively. The timing and magnitude of charge-offs are affected by many factors and we anticipate variability from quarter to quarter while continuing to see a downward trend over the long term.
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

	June 30, 2014	December 31, 2013
One- to four-family	$27	$70
Home equity	32	36
Consumer and other loans	1	3
Total loans delinquent 90-179 days	$60	$109
Loans delinquent 90-179 days as a percentage of gross loans receivable	0.9%	1.3%
During the six months ended June 30, 2014, loans delinquent 90 to 179 days decreased by $49 million to $60 million, driven primarily by the sale of $31 million of our one- to four-family loans modified as TDRs.
In addition, we monitor loans in which a borrower’s current credit history casts doubt on their ability to repay a loan. We classify loans as special mention when they are between 30 and 89 days past due. The following table shows the comparative data for special mention loans (dollars in millions):

	June 30, 2014	December 31, 2013
One- to four-family	$88	$190
Home equity	56	69
Consumer and other loans	11	12
Total special mention loans	$155	$271
Special mention loans receivable as a percentage of gross loans receivable	2.2%	3.2%
The trend in special mention loan balances is generally indicative of the expected trend for charge-offs in future periods, as these loans have a greater propensity to migrate into nonaccrual status and ultimately charge-off. One- to four-family loans are generally secured in a first lien position by real estate assets, reducing the potential loss when compared to an unsecured loan. Home equity loans are generally secured by real estate assets; however, the majority of these loans are secured in a second lien position, which substantially increases the potential loss when compared to a first lien position. The loss severity of our second lien home equity loans was approximately 94% at June 30, 2014.
During the six months ended June 30, 2014, special mention loans decreased by $116 million to $155 million and are down 85% from their peak of $1.0 billion at December 31, 2008. This decrease was largely due to the sale of $64 million of our one- to four-family loans modified as TDRs. While the level of special mention loans can fluctuate significantly in any given period, we believe the continued decrease is an encouraging sign regarding the future credit performance of the mortgage loan portfolio.

Nonperforming Assets
We classify loans as nonperforming when they are no longer accruing interest, which includes loans that are 90 days and greater past due, TDRs that are on nonaccrual status for all classes of loans and certain performing junior liens that have a delinquent senior lien. The following table shows the comparative data for nonperforming loans and assets (dollars in millions):

	June 30, 2014	December 31, 2013
One- to four-family	307	526
Home equity	185	164
Consumer and other	2	3
Total nonperforming loans receivable	494	693
Real estate owned and other repossessed assets, net	37	53
Total nonperforming assets, net	$531	$746
Nonperforming loans receivable as a percentage of gross loans receivable	7.0%	8.1%
One- to four-family allowance for loan losses as a percentage of one- to four-family nonperforming loans receivable	14.4%	19.5%
Home equity allowance for loan losses as a percentage of home equity nonperforming loans receivable	181.8%	198.3%
Consumer and other allowance for loan losses as a percentage of consumer and other nonperforming loans receivable	1,355.5%	868.3%
Total allowance for loan losses as a percentage of total nonperforming loans receivable	81.3%	65.4%

During the six months ended June 30, 2014, nonperforming assets, net decreased $215 million to $531 million when compared to December 31, 2013. The decrease in the one- to four-family nonperforming loans receivable during the six months ended June 30, 2014 was primarily due to the sale of $0.8 billion of our one- to four-family loans modified as TDRs, which included $377 million of nonperforming loans. The decrease in nonperforming loans receivable was partially offset by an increase in nonperforming TDRs that had been charged-off due to bankruptcy notification. In February 2014, the OCC issued clarifying guidance related to consumer debt discharged in Chapter 7 bankruptcy proceedings. As a result of the clarifying guidance, beginning the first quarter of 2014 these bankruptcy loans remain on nonaccrual status regardless of payment history. This change did not have a material impact on our statement of financial condition, results of operations or cash flows. Prior to this change, we had $238 million of bankruptcy loans as performing loans at December 31, 2013.
Securities
We focus primarily on security type and credit rating to monitor credit risk in our securities portfolios. We consider securities backed by the U.S. government or its agencies to have low credit risk as the long-term debt rating of the U.S. government is AA+ by Standard & Poor ("S&P") and AAA by Moody’s and Fitch at June 30, 2014. At June 30, 2014, the amortized cost of these securities accounted for over 99% of our total securities portfolio. We review the remaining debt securities that were not backed by the U.S. government or its agencies according to their credit ratings from S&P, Moody’s and Fitch. At June 30, 2014, all municipal bonds and corporate bonds were rated investment grade (defined as a rating equivalent to a Moody’s rating of "Baa3" or higher, or a S&P or Fitch rating of "BBB-" or higher).
Certain non-agency CMOs were other-than-temporarily impaired as a result of the deterioration in the expected credit performance of the underlying loans in those specific securities. During the six months ended June 30, 2014, we sold our remaining $17 million in amortized cost of the available-for-sale non-agency CMOs as part of our continued focus to reduce legacy risks.
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
Customer assets—Market value of all customer assets held by the Company including security holdings, deposits and customer payables, as well as customer assets held by third parties and vested unexercised options.
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
Exposure to interest rate risk is dependent upon the distribution and composition of interest-earning assets, interest-bearing liabilities and derivatives. The differing risk characteristics of each product are managed to mitigate our exposure to interest rate fluctuations. At June 30, 2014, 91% of our total assets were enterprise interest-earning assets.
At June 30, 2014, approximately 59% of total assets were residential real estate loans and available-for-sale and held-to-maturity mortgage-backed securities. The values of these assets are sensitive to changes in interest rates, as well as expected prepayment levels. As interest rates increase, fixed rate residential mortgages and mortgage-backed securities tend to exhibit lower prepayments. The inverse is true in a falling rate environment.
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
The EVE method is used at the E*TRADE Bank level and not for the Company. The ALCO monitors E*TRADE Bank’s interest rate risk position. E*TRADE Bank had nearly 100% of enterprise interest-earning assets at both June 30, 2014 and December 31, 2013 and held 99% of enterprise interest-bearing liabilities at both June 30, 2014 and December 31, 2013. The sensitivity of EVE at June 30, 2014 and December 31, 2013 and the limits established by E*TRADE Bank’s Board of Directors are listed below (dollars in millions):

Parallel Change in Interest Rates (basis points)(1)	Change in EVE
	June 30, 2014		December 31, 2013
	Amount	Percentage(2)	Amount	Percentage(2)	Board Limit
+300	$(546)	(10.4)%	$(573)	(12.2)%	(25)%
+200	$(309)	(5.9)%	$(355)	(7.6)%	(15)%
+100	$(110)	(2.1)%	$(150)	(3.2)%	(7)%
-100	$(41)	(0.8)%	$(39)	(0.8)%	(7)%

(1)
On June 30, 2014 and December 31, 2013, the yield for the three-month treasury bill was 0.04% and 0.07%, respectively. As a result, the requirements of the EVE model were temporarily modified, resulting in the removal of the minus 200 and 300 basis points scenarios for the periods ended June 30, 2014 and December 31, 2013.

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
E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME (LOSS)
(In millions, except share data and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue:
Operating interest income	$322	$302	$644	$602
Operating interest expense	(52)	(59)	(108)	(118)
Net operating interest income	270	243	536	484
Commissions	105	106	233	207
Fees and service charges	46	41	93	73
Principal transactions	—	21	10	43
Gains on loans and securities, net	7	21	22	37
Other-than-temporary impairment ("OTTI")	—	—	—	(1)
Less: noncredit portion of OTTI recognized into (out of) other comprehensive income (loss) (before tax)	—	(1)	—	(1)
Net impairment	—	(1)	—	(2)
Other revenues	10	9	19	18
Total non-interest income	168	197	377	376
Total net revenue	438	440	913	860
Provision for loan losses	12	46	16	89
Operating expense:
Compensation and benefits	99	86	197	182
Advertising and market development	33	23	67	60
Clearing and servicing	23	31	51	63
FDIC insurance premiums	19	25	43	54
Professional services	28	19	52	36
Occupancy and equipment	19	18	37	36
Communications	18	19	36	37
Depreciation and amortization	20	23	41	46
Amortization of other intangibles	6	6	11	12
Impairment of goodwill	—	142	—	142
Facility restructuring and other exit activities	1	10	4	17
Other operating expenses	18	12	35	24
Total operating expense	284	414	574	709
Income (loss) before other income (expense) and income tax expense	142	(20)	323	62
Other income (expense):
Corporate interest expense	(29)	(28)	(57)	(57)
Losses on early extinguishment of debt	—	—	(12)	—
Equity in income of investments and other	(1)	1	2	5
Total other income (expense)	(30)	(27)	(67)	(52)
Income (loss) before income tax expense	112	(47)	256	10
Income tax expense	43	7	90	29
Net income (loss)	$69	$(54)	$166	$(19)
Basic earnings (loss) per share	$0.24	$(0.19)	$0.57	$(0.07)
Diluted earnings (loss) per share	$0.24	$(0.19)	$0.56	$(0.07)
Shares used in computation of per share data:
Basic (in thousands)	288,705	286,903	288,380	286,765
Diluted (in thousands)	293,826	286,903	293,813	286,765
See accompanying notes to consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income (loss)	$69	$(54)	$166	$(19)
Other comprehensive income (loss)
Available-for-sale securities:
OTTI, net(1)	—	—	—	—
Noncredit portion of OTTI reclassification (into) out of other comprehensive income, net(2)	—	—	—	1
Unrealized gains (losses), net(3)	82	(215)	163	(221)
Reclassification into earnings, net(4)	(2)	(11)	(14)	(21)
Net change from available-for-sale securities	80	(226)	149	(241)
Cash flow hedging instruments:
Unrealized gains (losses), net(5)	(16)	62	(32)	68
Reclassification into earnings, net(6)	20	23	41	43
Net change from cash flow hedging instruments	4	85	9	111
Other comprehensive income (loss)	84	(141)	158	(130)
Comprehensive income (loss)	$153	$(195)	$324	$(149)

(1)
Amounts are net of benefit from income taxes of $0 for both the three and six months ended June 30, 2014, compared to benefit from income taxes of less than $1 million for both the three and six months ended June 30, 2013.

(2)
Amounts are net of benefit from income taxes of $0 for both the three and six months ended June 30, 2014, compared to benefit from income taxes of less than $1 million for both the three and six months ended June 30, 2013.

(3)
Amounts are net of provision for income taxes of $49 million and $99 million for the three and six months ended June 30, 2014, respectively, compared to benefit from income taxes of $128 million and $132 million for the three and six months ended June 30, 2013, respectively.

(4)
Amounts are net of provision for income taxes of $1 million and $8 million for the three and six months ended June 30, 2014, respectively, compared to provision for income taxes of $7 million and $13 million for the three and six months ended June 30, 2013, respectively.

(5)
Amounts are net of benefit from income taxes of $12 million and $23 million for the three and six months ended June 30, 2014, respectively, compared to provision for income taxes of $31 million and $35 million for the three and six months ended June 30, 2013, respectively.

(6)
Amounts are net of benefit from income taxes of $12 million and $26 million for the three and six months ended June 30, 2014, respectively, compared to benefit from income taxes of $11 million and $24 million for the three and six months ended June 30, 2013, respectively.

See accompanying notes to the consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(In millions, except share data)
(Unaudited)

	June 30,	December 31,
	2014	2013
ASSETS
Cash and equivalents	$1,807	$1,838
Cash required to be segregated under federal or other regulations	1,215	1,066
Available-for-sale securities	12,837	13,592
Held-to-maturity securities (fair value of $11,518 and $10,092 at June 30, 2014 and December 31, 2013, respectively)	11,356	10,181
Margin receivables	7,340	6,353
Loans receivable, net (net of allowance for loan losses of $401 and $453 at June 30, 2014 and December 31, 2013, respectively)	6,656	8,123
Investment in FHLB stock	56	61
Property and equipment, net	227	237
Goodwill	1,792	1,792
Other intangibles, net	205	216
Other assets	2,257	2,821
Total assets	$45,748	$46,280
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$25,084	$25,971
Securities sold under agreements to repurchase	3,742	4,543
Customer payables	6,626	6,310
FHLB advances and other borrowings	1,291	1,279
Corporate debt	1,770	1,768
Other liabilities	2,047	1,553
Total liabilities	40,560	41,424
Commitments and contingencies (see Note 13)
Shareholders’ equity:
Common stock, $0.01 par value, shares authorized: 400,000,000 at June 30, 2014 and December 31, 2013; shares issued and outstanding: 288,687,146 and 287,357,001 at June 30, 2014 and December 31, 2013, respectively	3	3
Additional paid-in-capital ("APIC")	7,336	7,328
Accumulated deficit	(1,856)	(2,022)
Accumulated other comprehensive loss	(295)	(453)
Total shareholders’ equity	5,188	4,856
Total liabilities and shareholders’ equity	$45,748	$46,280
See accompanying notes to the consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In millions)
(Unaudited)

			Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Common Stock
	Shares	Amount
Balance, December 31, 2013	287	$3	$7,328	$(2,022)	$(453)	$4,856
Net income	—	—	—	166	—	166
Other comprehensive income	—	—	—	—	158	158
Conversion of convertible debentures	—	—	1	—	—	1
Exercise of stock options and related tax effects	1	—	6	—	—	6
Issuance of restricted stock, net of forfeitures and retirements to pay taxes	1	—	(12)	—	—	(12)
Share-based compensation	—	—	13	—	—	13
Balance at June 30, 2014	289	$3	$7,336	$(1,856)	$(295)	$5,188

			Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Common Stock
	Shares	Amount
Balance, December 31, 2012	286	$3	$7,319	$(2,108)	$(310)	$4,904
Net loss	—	—	—	(19)	—	(19)
Other comprehensive loss	—	—	—	—	(130)	(130)
Exercise of stock options and related tax effects	—	—	(5)	—	—	(5)
Issuance of restricted stock, net of forfeitures and retirements to pay taxes	1	—	(4)	—	—	(4)
Share-based compensation	—	—	15	—	—	15
Balance at June 30, 2013	287	$3	$7,325	$(2,127)	$(440)	$4,761

See accompanying notes to the consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CASH FLOWS (In millions) (Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$166	$(19)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	16	89
Depreciation and amortization (including discount amortization and accretion)	159	215
Net impairment and gains on loans and securities, net	(22)	(35)
Impairment of goodwill	—	142
Equity in income of investments and other	(2)	(5)
Share-based compensation	13	15
Deferred taxes	86	26
Other	(1)	1
Net effect of changes in assets and liabilities:
Increase in cash required to be segregated under federal or other regulations	(149)	(478)
Increase in margin receivables	(987)	(166)
Increase in customer payables	316	118
(Increase) decrease in other assets	(9)	265
Increase in other liabilities	714	101
Net cash provided by operating activities	300	269
Cash flows from investing activities:
Purchases of available-for-sale securities	(651)	(4,392)
Proceeds from sales, maturities of and principal payments on available-for-sale securities	1,743	4,298
Purchases of held-to-maturity securities	(1,669)	(1,532)
Proceeds from maturities of and principal payments on held-to-maturity securities	477	1,136
Proceeds from sale of loans	802	—
Net decrease in loans receivable	642	841
Capital expenditures for property and equipment	(30)	(23)
Proceeds from sale of G1 Execution Services, Inc.	76	—
Cash transferred on sale of G1 Execution Services, Inc.	(9)	—
Proceeds from sale of real estate owned and repossessed assets	20	40
Net cash flow from derivatives hedging assets	(6)	3
Other	5	(10)
Net cash provided by investing activities	1,400	361

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CASH FLOWS—(Continued) (In millions) (Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from financing activities:
Net decrease in deposits	$(887)	$(2,844)
Net (decrease) increase in securities sold under agreements to repurchase	(801)	144
Advances from FHLB	390	840
Payments on advances from FHLB	(390)	(490)
Net cash flow from derivatives hedging liabilities	(48)	(4)
Other	5	7
Net cash used in financing activities	(1,731)	(2,347)
Decrease in cash and equivalents	(31)	(1,717)
Cash and equivalents, beginning of period	1,838	2,762
Cash and equivalents, end of period	$1,807	$1,045
Supplemental disclosures:
Cash paid for interest	$144	$138
(Refund received) cash paid for income taxes	$(2)	$2
Non-cash investing and financing activities:
Transfers of loans held-for-investment to loans held-for-sale	$795	$41
Transfers from loans to other real estate owned and repossessed assets	$29	$29
Transfers from other real estate owned and repossessed assets to loans	$16	$—
Conversion of convertible debentures to common stock	$1	$—
Reclassification of market making business assets and liabilities to business held-for-sale	$—	$79
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
On February 10, 2014, the Company completed the sale of its subsidiary G1 Execution Services, LLC, a registered broker-dealer and market maker, to an affiliate of Susquehanna International Group, LLP. The sale generated cash proceeds of $76 million.
Basis of Presentation—The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries as determined under the voting interest model. Entities in which the Company holds at least a 20% ownership interest or in which there are other indicators of significant influence are generally accounted for by the equity method. Entities in which the Company holds less than a 20% ownership interest and does not have the ability to exercise significant influence are generally carried at cost. However, investments in marketable equity securities where the Company does not have the ability to exercise significant influence over the entities are accounted for as available-for-sale securities. Intercompany accounts and transactions are eliminated in consolidation. The Company also evaluates its continuing involvement with certain entities to determine if the Company is required to consolidate the entities under the variable interest entity model. This evaluation is based on a qualitative assessment of whether the Company has both: 1) the power to direct matters that most significantly impact the activities of the variable interest entity; and 2) the obligation to absorb losses or the right to receive benefits of the variable interest entity that could potentially be significant to the variable interest entity.
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

Financial Statement Descriptions and Related Accounting Policies
Available-for-Sale Securities—Available-for-sale securities consist primarily of debt securities and also include equity securities. Securities classified as available-for-sale are carried at fair value, with the unrealized gains and losses reflected as a component of accumulated other comprehensive loss, net of tax. Realized and unrealized gains or losses on available-for-sale debt and equity securities are computed using the specific identification method. Interest earned on available-for-sale debt and equity securities is included in operating interest income. Amortization or accretion of premiums and discounts on available-for-sale debt securities are also recognized in operating interest income using the effective interest method over the contractual life of the security. Realized gains and losses on available-for-sale debt and equity securities, other than OTTI, are included in the gains on loans and securities, net line item. Available-for-sale securities that have an unrealized loss (impaired securities) are evaluated for OTTI at each balance sheet date.
Margin Receivables—The fair value of securities that the Company received as collateral in connection with margin receivables and securities borrowing activities, where the Company is permitted to sell or re-pledge the securities, was approximately $10.3 billion and $9.1 billion at June 30, 2014 and December 31, 2013, respectively. Of this amount, $2.8 billion and $1.9 billion had been pledged or sold in connection with securities loans, bank borrowings and deposits with clearing organizations as of June 30, 2014 and December 31, 2013, respectively.
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
The Company considers OTTI for an available-for-sale equity security to have occurred if the decline in the security’s fair value below its cost basis is deemed other than temporary based on evaluation of both qualitative and quantitative valuation measures. If the impairment of an available-for-sale equity security is determined to be other-than-temporary, the Company will recognize OTTI in earnings equal to the entire difference between the security’s amortized cost basis and the security’s fair value. If the Company intends to sell an impaired equity security and the Company does not expect to recover the entire cost basis of the security prior to the sale, the Company will recognize OTTI in the period the decision to sell is made.
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

Revenue Recognition on Contracts with Customers

In May 2014, the FASB amended the guidance on revenue recognition on contracts with customers. The new standard outlines a single comprehensive model for entities to apply in accounting for revenue arising from contracts with customers. The amended guidance will be effective for annual and interim periods beginning on January 1, 2017 for the Company and may be applied on either a full retrospective or modified retrospective basis. Early adoption is not permitted. While the Company is currently evaluating the impact of the new accounting guidance, the adoption is not expected to have a material impact on the Company’s financial condition, results of operations or cash flows.

Accounting and Disclosures for Repurchase Agreements

In June 2014, the FASB amended the accounting and disclosure guidance on repurchase agreements. The amended guidance requires entities to account for repurchase-to-maturity transactions as secured borrowings, eliminates accounting guidance on linked repurchase financing transactions, and expands the disclosure requirements related to transfers of financial assets accounted for as sales and as secured borrowings. The amended guidance will be effective for annual and interim periods beginning on January 1, 2015 for the Company and must be applied using a cumulative-effect approach as of the beginning of the period of adoption. Early adoption is not permitted. While the Company is currently evaluating the impact of the new accounting guidance, the adoption is not expected to have a material impact on the Company’s financial condition, results of operations or cash flows.
NOTE 2—DISPOSITION

On February 10, 2014, the Company completed the sale of its market making business, G1 Execution Services, LLC, to an affiliate of Susquehanna International Group, LLP for cash proceeds of $76 million. The sale resulted in a gain of $4 million which was recorded in the facility restructuring and other exit activities line item on the consolidated statement of income (loss). The table below summarizes the carrying amounts of the major classes of assets and liabilities of the market making business at December 31, 2013 (dollars in millions):

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

NOTE 3—OPERATING INTEREST INCOME AND OPERATING INTEREST EXPENSE
The following table shows the components of operating interest income and operating interest expense (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Operating interest income:
Loans	$77	$102	$161	$209
Available-for-sale securities	72	67	151	131
Held-to-maturity securities	82	61	159	119
Margin receivables	65	54	127	108
Securities borrowed and other	26	18	46	35
Total operating interest income	322	302	644	602
Operating interest expense:
Securities sold under agreements to repurchase	(30)	(37)	(65)	(74)
FHLB advances and other borrowings	(17)	(17)	(34)	(34)
Deposits	(2)	(3)	(4)	(6)
Customer payables and other	(3)	(2)	(5)	(4)
Total operating interest expense	(52)	(59)	(108)	(118)
Net operating interest income	$270	$243	$536	$484

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

Residential Mortgage-backed Securities
The Company’s residential mortgage-backed securities portfolio primarily comprised agency mortgage-backed securities and CMOs. Agency mortgage-backed securities and CMOs are guaranteed by U.S. government sponsored and federal agencies. The weighted average coupon rates for the available-for-sale residential mortgage-backed securities at June 30, 2014 are shown in the following table:

Weighted Average Coupon Rate
Agency mortgage-backed securities	3.09%
Agency CMOs	3.15%
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
The Company’s municipal bonds are revenue bonds issued by state and other local government agencies. The valuation of corporate bonds is impacted by the credit worthiness of the corporate issuer. All of the Company’s municipal bonds and corporate bonds were rated investment grade at June 30, 2014. These securities were valued using a market approach with pricing service valuations corroborated by recent market transactions for identical or similar bonds. Municipal bonds and corporate bonds were categorized in Level 2 of the fair value hierarchy.
Publicly Traded Equity Securities
The fair value measurements of the Company's publicly traded equity securities were classified as Level 1 of the fair value hierarchy as they were based on quoted market prices in active markets.
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
Securities Owned and Securities Sold, Not Yet Purchased
Securities transactions entered into by broker-dealer subsidiaries were included in trading securities as held-for-sale assets within other assets and securities sold, not yet purchased as held-for-sale liabilities in the Company’s fair value disclosures at December 31, 2013. The Company’s definition of actively traded is based on average daily volume and other market trading statistics. The majority of the Company's securities owned and securities sold, not yet purchased were categorized in Level 1 of the fair value hierarchy. The fair value of these securities was determined using listed or quoted market prices. The Company did not hold any of these securities at June 30, 2014.
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
Loans Receivable and Real Estate Owned
Loans that have been delinquent for 180 days or that are in bankruptcy and certain TDR loan modifications are charged-off based on the estimated current value of the underlying property less estimated selling costs. Property valuations for these one- to four-family and home equity loans are based on the most recent "as is" property valuation data available, which may include appraisals, broker price opinions, automated valuation models or updated values using home price indices. Subsequent to the recording of an initial fair value measurement, these loans continue to be measured at fair value on a nonrecurring basis, utilizing the estimated value of the underlying property less estimated selling costs. These property valuations are updated on a monthly, quarterly or semi-annual basis depending on the type of valuation initially used. If the value of the underlying property has declined, an additional charge-off is recorded. If the value of the underlying property has increased, previously charged-off amounts are not reversed. If the valuation data obtained is significantly different from the valuation previously received, the Company orders additional property valuation data to corroborate or update the valuation.
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
The following table presents additional information about significant unobservable inputs used in the valuation of assets measured at fair value on a nonrecurring basis that were categorized in Level 3 of the fair value hierarchy at June 30, 2014:

	Unobservable Inputs	Average	Range
Loans receivable:
One- to four-family	Appraised value	$367,500	$14,500-$1,300,000
Home equity	Appraised value	$270,800	$7,000-$1,000,000
Real estate owned	Appraised value	$308,100	$10,900-$1,500,000
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

Recurring and Nonrecurring Fair Value Measurements
Assets and liabilities measured at fair value at June 30, 2014 and December 31, 2013 are summarized in the following tables (dollars in millions):

	Level 1	Level 2	Level 3	Total Fair Value
June 30, 2014:
Recurring fair value measurements:
Assets
Available-for-sale securities:
Debt securities:
Agency residential mortgage-backed securities and CMOs	$—	$11,461	$—	$11,461
Agency debentures	—	517	—	517
Agency debt securities	—	794	—	794
Municipal bonds	—	41	—	41
Corporate bonds	—	4	—	4
Total debt securities	—	12,817	—	12,817
Publicly traded equity securities	20	—	—	20
Total available-for-sale securities	20	12,817	—	12,837
Other assets:
Derivative assets(1)	—	52	—	52
Deposits with clearing organizations(2)	91	—	—	91
Total other assets measured at fair value on a recurring basis	91	52	—	143
Total assets measured at fair value on a recurring basis(3)	$111	$12,869	$—	$12,980
Liabilities
Derivative liabilities(1)	$—	$160	$—	$160
Total liabilities measured at fair value on a recurring basis(3)	$—	$160	$—	$160
Nonrecurring fair value measurements:
Loans receivable:
One- to four-family	$—	$—	$35	$35
Home equity	—	—	19	19
Total loans receivable	—	—	54	54
Real estate owned	—	—	32	32
Total assets measured at fair value on a nonrecurring basis(4)	$—	$—	$86	$86

(1)
All derivative assets and liabilities were interest rate contracts at June 30, 2014. Information related to derivative instruments is detailed in Note 8—Accounting for Derivative Instruments and Hedging Activities.

(2)	Represents U.S. Treasury securities held by a broker-dealer subsidiary.

(3)	Assets and liabilities measured at fair value on a recurring basis represented 28% and less than 1% of the Company’s total assets and total liabilities, respectively, at June 30, 2014.

(4)
Represents the fair value of assets prior to deducting estimated selling costs that were carried on the consolidated balance sheet at June 30, 2014, and for which a fair value measurement was recorded during the period.

	Level 1	Level 2	Level 3(1)	Total Fair Value
December 31, 2013:
Recurring fair value measurements:
Assets
Available-for-sale securities:
Debt securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$—	$12,236	$—	$12,236
Non-agency CMOs	—	—	14	14
Total residential mortgage-backed securities	—	12,236	14	12,250
Agency debentures	—	466	—	466
Agency debt securities	—	831	—	831
Municipal bonds	—	40	—	40
Corporate bonds	—	5	—	5
Total debt securities	—	13,578	14	13,592
Total available-for-sale securities	—	13,578	14	13,592
Other assets:
Derivative assets(2)	—	107	—	107
Deposits with clearing organizations(3)	53	—	—	53
Held-for-sale assets—trading securities(4)	104	1	—	105
Total other assets measured at fair value on a recurring basis	157	108	—	265
Total assets measured at fair value on a recurring basis(5)	$157	$13,686	$14	$13,857
Liabilities
Derivative liabilities(2)	$—	$169	$—	$169
Held-for-sale liabilities—securities sold, not yet purchased(4)	94	1	—	95
Total liabilities measured at fair value on a recurring basis(5)	$94	$170	$—	$264
Nonrecurring fair value measurements:
Loans receivable:
One- to four-family	$—	$—	$246	$246
Home equity	—	—	46	46
Total loans receivable(6)	—	—	292	292
Real estate owned(6)	—	—	47	47
Total assets measured at fair value on a nonrecurring basis(7)	$—	$—	$339	$339

(1)	Instruments measured at fair value on a recurring basis categorized as Level 3 represented less than 1% of the Company's total assets and none of its total liabilities at December 31, 2013.

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

The following table presents the gains and losses associated with the assets measured at fair value on a nonrecurring basis during the three and six months ended June 30, 2014 and 2013 (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
One- to four-family	$2	$8	$7	$24
Home equity	8	17	20	36
Total losses on loans receivable measured at fair value	$10	$25	$27	$60
(Gains) losses on real estate owned measured at fair value	$—	$1	$(1)	$2
Losses on goodwill measured at fair value	$—	$142	$—	$142
Transfers Between Levels 1 and 2
For assets and liabilities measured at fair value on a recurring basis, the Company’s transfers between levels of the fair value hierarchy are deemed to have occurred at the beginning of the reporting period on a quarterly basis. The Company had no material transfers between Level 1 and 2 during the three and six months ended June 30, 2014 and 2013.
Level 3 Rollforward for Recurring Fair Value Measurements
Level 3 assets include instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. While the Company’s fair value estimates of Level 3 instruments utilized observable inputs where available, the valuation included significant management judgment in determining the relevance and reliability of market information considered.
The following tables present additional information about Level 3 assets measured at fair value on a recurring basis for the three and six months ended June 30, 2014 and 2013 (dollars in millions):

	Available-for-sale Securities
	Non-agency CMOs
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Beginning of period	$—	$14	$14	$49
Gains (losses) recognized in earnings(1)	—	(1)	6	(2)
Net gains recognized in other comprehensive income(2)	—	1	3	3
Sales	—	—	(23)	(35)
Settlements	—	—	—	(1)
End of period	$—	$14	$—	$14

(1)	Gains and losses recognized in earnings are reported in the gains on loans and securities, net and net impairment line items on the consolidated statement of income (loss).

(2)	Net gains recognized in other comprehensive income (loss) are reported in the net change from available-for-sale securities line item.

Fair Value of Financial Instruments Not Carried at Fair Value
The following table summarizes the carrying values, fair values and fair value hierarchy level classification of financial instruments that are not carried at fair value on the consolidated balance sheet at June 30, 2014 and December 31, 2013 (dollars in millions):

	June 30, 2014
	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash and equivalents	$1,807	$1,807	$—	$—	$1,807
Cash required to be segregated under federal or other regulations	$1,215	$1,215	$—	$—	$1,215
Held-to-maturity securities:
Agency mortgage-backed securities and CMOs	$9,084	$—	$9,209	$—	$9,209
Agency debentures	163	—	166	—	166
Agency debt securities	2,109	—	2,143	—	2,143
Total held-to-maturity securities	$11,356	$—	$11,518	$—	$11,518
Margin receivables	$7,340	$—	$7,340	$—	$7,340
Loans receivable, net:
One- to four-family	$3,316	$—	$—	$2,932	$2,932
Home equity	2,829	—	—	2,600	2,600
Consumer and other	511	—	—	521	521
Total loans receivable, net(1)	$6,656	$—	$—	$6,053	$6,053
Investment in FHLB stock	$56	$—	$—	$56	$56
Deposits paid for securities borrowed	$420	$—	$420	$—	$420
Liabilities
Deposits	$25,084	$—	$25,084	$—	$25,084
Securities sold under agreements to repurchase	$3,742	$—	$3,754	$—	$3,754
Customer payables	$6,626	$—	$6,626	$—	$6,626
FHLB advances and other borrowings	$1,291	$—	$926	$249	$1,175
Corporate debt	$1,770	$—	$1,950	$—	$1,950
Deposits received for securities loaned	$1,713	$—	$1,713	$—	$1,713

(1)	The carrying value of loans receivable, net includes the allowance for loan losses of $401 million and loans that are valued at fair value on a nonrecurring basis at June 30, 2014.

	December 31, 2013
	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash and equivalents	$1,838	$1,838	$—	$—	$1,838
Cash required to be segregated under federal or other regulations	$1,066	$1,066	$—	$—	$1,066
Held-to-maturity securities:
Agency mortgage-backed securities and CMOs	$8,359	$—	$8,293	$—	$8,293
Agency debentures	164	—	168	—	168
Agency debt securities	1,658	—	1,631	—	1,631
Total held-to-maturity securities	$10,181	$—	$10,092	$—	$10,092
Margin receivables	$6,353	$—	$6,353	$—	$6,353
Loans receivable, net:
One- to four-family	$4,392	$—	$—	$3,790	$3,790
Home equity	3,148	—	—	2,822	2,822
Consumer and other	583	—	—	596	596
Total loans receivable, net(1)	$8,123	$—	$—	$7,208	$7,208
Investment in FHLB stock	$61	$—	$—	$61	$61
Deposits paid for securities borrowed	$536	$—	$536	$—	$536
Liabilities
Deposits	$25,971	$—	$25,971	$—	$25,971
Securities sold under agreements to repurchase	$4,543	$—	$4,571	$—	$4,571
Customer payables	$6,310	$—	$6,310	$—	$6,310
FHLB advances and other borrowings	$1,279	$—	$924	$225	$1,149
Corporate debt	$1,768	$—	$1,951	$—	$1,951
Deposits received for securities loaned	$1,050	$—	$1,050	$—	$1,050

(1)	The carrying value of loans receivable, net includes the allowance for loan losses of $453 million and loans that are valued at fair value on a nonrecurring basis at December 31, 2013.

The fair value measurement techniques for financial instruments not carried at fair value on the consolidated balance sheet at June 30, 2014 and December 31, 2013 are summarized as follows:
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
FHLB advances and other borrowings—Fair value for FHLB advances is estimated by discounting future cash flows using discount factors derived from current observable rates implied for similar instruments with similar remaining maturities. For subordinated debentures, fair value is estimated by discounting future cash flows at the rate implied by dealer pricing quotes. For overnight and other short-term borrowings, fair value approximates carrying value.
Corporate debt—Fair value is estimated using dealer pricing quotes. The fair value of the non-interest-bearing convertible debentures is directly correlated to the intrinsic value of the Company’s underlying stock. As the price of the Company’s stock increases relative to the conversion price, the fair value of the convertible debentures increases.
NOTE 5—OFFSETTING ASSETS AND LIABILITIES
For financial statement purposes, the Company does not offset derivative instruments, repurchase agreements or securities borrowing and securities lending transactions. The Company’s derivative instruments, repurchase agreements and securities borrowing and securities lending transactions are generally transacted under master agreements that are widely used by counterparties and that may allow for net settlements of payments in the normal course, as well as offsetting of all contracts with a given counterparty in the event of bankruptcy or default of one of the two parties to the transaction. The following table presents information about these transactions to enable the users of the Company’s financial statements to evaluate the potential effect of rights of setoff between these recognized assets and recognized liabilities at June 30, 2014 and December 31, 2013 (dollars in millions):

				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Collateral Received or Pledged (Including Cash)	Net Amount
June 30, 2014
Assets:
Deposits paid for securities borrowed (1)(5)	$420	$—	$420	$(264)	$(147)	$9
Derivative assets (1)(3)	51	—	51	(37)	(5)	9
Total	$471	$—	$471	$(301)	$(152)	$18

Liabilities:
Repurchase agreements (4)	$3,742	$—	$3,742	$—	$(3,742)	$—
Deposits received for securities loaned (2)(6)	1,713	—	1,713	(264)	(1,346)	103
Derivative liabilities (2)(3)	144	—	144	(36)	(108)	—
Total	$5,599	$—	$5,599	$(300)	$(5,196)	$103

December 31, 2013
Assets:
Deposits paid for securities borrowed (1)(5)	$536	$—	$536	$(247)	$(282)	$7
Derivative assets (1)(3)	92	—	92	(48)	(12)	32
Total	$628	$—	$628	$(295)	$(294)	$39

Liabilities:
Repurchase agreements (4)	$4,543	$—	$4,543	$—	$(4,537)	$6
Deposits received for securities loaned (2)(6)	1,050	—	1,050	(247)	(740)	63
Derivative liabilities (2)(3)	168	—	168	(48)	(120)	—
Total	$5,761	$—	$5,761	$(295)	$(5,397)	$69

(1)	Net amounts presented in the consolidated balance sheet are reflected in the other assets line item.

(2)	Net amounts presented in the consolidated balance sheet are reflected in the other liabilities line item.

(3)	Excludes net accrued interest payable of $17 million and $19 million at June 30, 2014 and December 31, 2013, respectively.

(4)
The Company pledges available-for-sale and held-to-maturity securities as collateral for amounts due on repurchase agreements and derivative liabilities. The collateral pledged included available-for-sale securities at fair value and held-to-maturity securities at amortized cost for both June 30, 2014 and December 31, 2013.

(5)
Included in the gross amounts of deposits paid for securities borrowed was $256 million and $415 million at June 30, 2014 and December 31, 2013, respectively, transacted through a program with a clearing organization, which guarantees the return of cash to the Company. For presentation purposes, these amounts presented are based on the original counterparties to the Company’s master securities loan agreements.

(6)
Included in the gross amounts of deposits received for securities loaned was $1.1 billion and $682 million at June 30, 2014 and December 31, 2013, respectively, transacted through a program with a clearing organization, which guarantees the return of securities to the Company. For presentation purposes, these amounts presented are based on the original counterparties to the Company’s master securities loan agreements.

Effective June 10, 2013, certain types of derivatives that the Company trades are subject to the Dodd-Frank Act clearing mandate and as a result, are subject to derivatives clearing agreements ("cleared derivatives contracts"). These cleared derivatives contracts enable clearing by a derivatives clearing organization through a clearing member. Under the contracts, the clearing member typically has a one-way right to offset all contracts in the event of the Company’s default or bankruptcy. As such, the cleared derivatives contracts are not bilateral master netting agreements and do not allow for offsetting. At June 30, 2014 and December 31, 2013, the Company had $1 million and $15 million, respectively, in derivative assets of cleared derivatives contracts and $16 million and $1 million, respectively, in derivative liabilities of cleared derivatives contracts.

NOTE 6—AVAILABLE-FOR-SALE AND HELD-TO-MATURITY SECURITIES
The amortized cost and fair value of available-for-sale and held-to-maturity securities at June 30, 2014 and December 31, 2013 are shown in the following tables (dollars in millions):

	Amortized Cost	Gross Unrealized / Unrecognized Gains	Gross Unrealized / Unrecognized Losses	Fair Value
June 30, 2014:
Available-for-sale securities:
Debt securities:
Agency residential mortgage-backed securities and CMOs	$11,505	$116	$(160)	$11,461
Agency debentures	523	12	(18)	517
Agency debt securities	771	25	(2)	794
Municipal bonds	41	1	(1)	41
Corporate bonds	5	—	(1)	4
Total debt securities	12,845	154	(182)	12,817
Publicly traded equity securities(1)	20	—	—	20
Total available-for-sale securities	$12,865	$154	$(182)	$12,837
Held-to-maturity securities:
Agency residential mortgage-backed securities and CMOs	$9,084	$185	$(60)	$9,209
Agency debentures	163	3	—	166
Agency debt securities	2,109	46	(12)	2,143
Total held-to-maturity securities	$11,356	$234	$(72)	$11,518

December 31, 2013:
Available-for-sale securities:
Debt securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$12,505	$66	$(335)	$12,236
Non-agency CMOs	17	2	(5)	14
Total residential mortgage-backed securities	12,522	68	(340)	12,250
Agency debentures	520	—	(54)	466
Agency debt securities	832	8	(9)	831
Municipal bonds	42	—	(2)	40
Corporate bonds	6	—	(1)	5
Total debt securities	13,922	76	(406)	13,592
Total available-for-sale securities	$13,922	$76	$(406)	$13,592
Held-to-maturity securities:
Agency residential mortgage-backed securities and CMOs	$8,359	$99	$(165)	$8,293
Agency debentures	164	4	—	168
Agency debt securities	1,658	13	(40)	1,631
Total held-to-maturity securities	$10,181	$116	$(205)	$10,092

(1)	Publicly traded equity securities consisted of an investment in a mutual fund related to the Community Reinvestment Act.

Contractual Maturities
The contractual maturities of all available-for-sale and held-to-maturity debt securities at June 30, 2014 are shown below (dollars in millions):

	Amortized Cost	Fair Value
Available-for-sale debt securities:
Due within one year	$2	$2
Due within one to five years	14	14
Due within five to ten years	994	1,003
Due after ten years	11,835	11,798
Total available-for-sale debt securities	$12,845	$12,817
Held-to-maturity debt securities:
Due within one to five years	$969	$1,005
Due within five to ten years	2,605	2,686
Due after ten years	7,782	7,827
Total held-to-maturity debt securities	$11,356	$11,518
The Company pledged $2.1 billion at both June 30, 2014 and December 31, 2013, of available-for-sale securities and $2.5 billion and $3.4 billion at June 30, 2014 and December 31, 2013, respectively, of held-to-maturity securities as collateral for repurchase agreements, derivatives and other purposes.

Investments with Unrealized or Unrecognized Losses
The following tables show the fair value and unrealized or unrecognized losses on available-for-sale and held-to-maturity securities, aggregated by investment category, and the length of time that individual securities have been in a continuous unrealized or unrecognized loss position at June 30, 2014 and December 31, 2013 (dollars in millions):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized / Unrecognized Losses	Fair Value	Unrealized / Unrecognized Losses	Fair Value	Unrealized / Unrecognized Losses
June 30, 2014:
Available-for-sale securities:
Debt securities:
Agency residential mortgage-backed securities and CMOs	$305	$(1)	$5,034	$(159)	$5,339	$(160)
Agency debentures	—	—	339	(18)	339	(18)
Agency debt securities	—	—	169	(2)	169	(2)
Municipal bonds	—	—	18	(1)	18	(1)
Corporate bonds	—	—	4	(1)	4	(1)
Publicly traded equity securities	20	—	—	—	20	—
Total temporarily impaired available-for-sale securities	$325	$(1)	$5,564	$(181)	$5,889	$(182)
Held-to-maturity securities:
Agency residential mortgage-backed securities and CMOs	$165	$(1)	$2,703	$(59)	$2,868	$(60)
Agency debt securities	—	—	785	(12)	785	(12)
Total temporarily impaired held-to-maturity securities	$165	$(1)	$3,488	$(71)	$3,653	$(72)

December 31, 2013:
Available-for-sale securities:
Debt securities:
Agency mortgage-backed securities and CMOs	$6,422	$(268)	$1,266	$(67)	$7,688	$(335)
Non-agency CMOs	—	—	11	(5)	11	(5)
Agency debentures	466	(54)	—	—	466	(54)
Agency debt securities	384	(9)	—	—	384	(9)
Municipal bonds	27	(2)	—	—	27	(2)
Corporate bonds	—	—	5	(1)	5	(1)
Total temporarily impaired available-for-sale securities	$7,299	$(333)	$1,282	$(73)	$8,581	$(406)
Held-to-maturity securities:
Agency residential mortgage-backed securities and CMOs	$3,607	$(121)	$891	$(44)	$4,498	$(165)
Agency debt securities	1,153	(40)	—	—	1,153	(40)
Total temporarily impaired held-to-maturity securities	$4,760	$(161)	$891	$(44)	$5,651	$(205)
The Company does not believe that any individual unrealized loss in the available-for-sale or unrecognized loss in the held-to-maturity portfolio as of June 30, 2014 represents a credit loss. The credit loss component is the difference between the security’s amortized cost basis and the present value of its expected future cash flows, and is recognized in earnings. The noncredit loss component is the difference between the present value of its expected future cash flows and the fair value and is recognized through other comprehensive income (loss). The Company assessed whether it intends to sell, or whether it is more likely than not that the Company will be required to sell a security before recovery of its amortized cost basis. For debt securities that are considered other-than-temporarily impaired and that the Company does not intend to sell as of the balance sheet date and will not be required to sell prior to recovery of its amortized cost basis, the Company determines the amount of the impairment that is related to credit and the amount due to all other factors.
The majority of the unrealized or unrecognized losses on mortgage-backed securities are attributable to changes in interest rates and a re-pricing of risk in the market. Agency mortgage-backed securities and CMOs, agency debentures and agency debt securities are guaranteed by U.S. government sponsored and federal agencies. Municipal bonds and corporate bonds are evaluated by reviewing the credit-worthiness of the issuer and general market conditions. The Company does not intend to sell the debt securities in an unrealized or unrecognized loss position as of the balance sheet date and it is not more likely than not that the Company will be required to sell the debt securities before the anticipated recovery of its remaining amortized cost of the debt securities in an unrealized or unrecognized loss position at June 30, 2014.
The following table presents a roll forward for the three and six months ended June 30, 2014 and 2013 of the credit loss component on debt securities held by the Company that had a noncredit loss recognized in other comprehensive income (loss) and had a credit loss recognized in earnings (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Credit loss balance, beginning of period	$152	$165	$166	$187
Additions:
Subsequent credit impairment	—	—	—	1
Debt securities sold	—	—	(14)	(23)
Credit loss balance, end of period (1)	$152	$165	$152	$165

(1)
The credit loss balance at June 30, 2014 and 2013 included $123 million and $114 million, respectively, of credit losses associated with debt securities that have been factored to zero, but the Company still holds legal title to these securities until maturity or until they are sold.

Gains on Loans and Securities, Net
The detailed components of the gains on loans and securities, net line item on the consolidated statement of income (loss) for the three and six months ended June 30, 2014 and 2013 are as follows (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Gains on loans, net	$7	$—	$7	$—
Gains on securities, net:
Gains on available-for-sale securities	3	18	22	42
Losses on available-for-sale securities	—	—	—	(8)
Hedge ineffectiveness	(3)	3	(7)	3
Gains on securities, net	—	21	15	37
Gains on loans and securities, net	$7	$21	$22	$37
During the second quarter of 2014, the Company recognized a pre-tax gain of $7 million on the sale of $0.8 billion of one- to four-family loans modified as TDRs. During the six months ended June 30, 2014, the Company sold $17 million in amortized cost of its available-for-sale non-agency CMOs for proceeds of approximately $23 million, which resulted in a pre-tax gain of $6 million. Similarly, during the six months ended June 30, 2013, the Company sold $231 million in amortized cost of its available-for-sale non-agency CMOs for proceeds of approximately $227 million, which resulted in a pre-tax net loss of $4 million.

NOTE 7—LOANS RECEIVABLE, NET
Loans receivable, net at June 30, 2014 and December 31, 2013 are summarized as follows (dollars in millions):

	June 30, 2014	December 31, 2013
One- to four-family	$3,345	$4,475
Home equity	3,153	3,454
Consumer and other	527	602
Total loans receivable	7,025	8,531
Unamortized premiums, net	32	45
Allowance for loan losses	(401)	(453)
Total loans receivable, net	$6,656	$8,123
During the six months ended June 30, 2014, the Company sold $0.8 billion of one- to four-family loans modified as TDRs.
At June 30, 2014, the Company pledged $5.9 billion and $0.5 billion of loans as collateral to the FHLB and Federal Reserve Bank, respectively. At December 31, 2013, the Company pledged $6.8 billion and $0.6 billion of loans as collateral to the FHLB and Federal Reserve Bank, respectively. Additionally, the Company’s entire loans receivable portfolio was serviced by other companies at June 30, 2014 and December 31, 2013.
The following table represents the breakdown of the total recorded investment in loans receivable and allowance for loan losses by loans that have been collectively evaluated for impairment and those that have been individually evaluated for impairment at June 30, 2014 and December 31, 2013 (dollars in millions):

	Recorded Investment		Allowance for Loan Losses
	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Loans collectively evaluated for impairment	$6,512	$7,163	$325	$329
Loans individually evaluated for impairment (TDRs)	545	1,413	76	124
Total	$7,057	$8,576	$401	$453
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
Credit Quality
The following tables show the distribution of the Company’s mortgage loan portfolios by credit quality indicator at June 30, 2014 and December 31, 2013 (dollars in millions):

	One- to Four-Family		Home Equity
Current LTV/CLTV (1)	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
<=80%	$1,823	$1,912	$1,164	$1,142
80%-100%	919	1,365	837	866
100%-120%	378	711	632	736
>120%	225	487	520	710
Total mortgage loans receivable	$3,345	$4,475	$3,153	$3,454
Average estimated current LTV/CLTV (2)	81%	90%	94%	98%
Average LTV/CLTV at loan origination (3)	71%	72%	80%	80%

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

(3)	Average LTV/CLTV at loan origination calculations are based on LTV/CLTV at time of purchase for one- to four-family purchased loans and undrawn balances for home equity loans.

	One- to Four-Family		Home Equity
Documentation Type	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Full documentation	$1,476	$1,847	$1,616	$1,769
Low/no documentation	1,869	2,628	1,537	1,685
Total mortgage loans receivable	$3,345	$4,475	$3,153	$3,454

	One- to Four-Family		Home Equity
Current FICO (1)	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
>=720	$1,924	$2,252	$1,679	$1,811
719 - 700	317	436	313	343
699 - 680	263	366	261	293
679 - 660	215	296	215	245
659 - 620	262	404	286	310
<620	364	721	399	452
Total mortgage loans receivable	$3,345	$4,475	$3,153	$3,454

(1)
FICO scores are updated on a quarterly basis; however, at June 30, 2014 and December 31, 2013, there were some loans for which the updated FICO scores were not available. The current FICO distribution at June 30, 2014 included the most recent FICO scores where available, otherwise the original FICO score was used, for approximately $76 million and $4 million of one- to four-family and home equity loans, respectively. The current FICO distribution at December 31, 2013 included original FICO scores for approximately $95 million and $10 million of one- to four-family and home equity loans, respectively.

Concentrations of Credit Risk
One- to four-family loans include interest-only loans for a five to ten year period, followed by an amortizing period ranging from 20 to 25 years. At June 30, 2014, 42% of the Company's one- to four-family portfolio were not yet amortizing. However, during the trailing twelve months ended June 30, 2014, based on the unpaid principal balance before charge-offs, approximately 14% of these borrowers made voluntary annual principal payments of at least $2,500 and slightly over a third of those borrowers made voluntary annual principal payments of at least $10,000.
The home equity loan portfolio is primarily second lien loans on residential real estate properties, which have a higher level of credit risk than first lien mortgage loans. Approximately 15% of the home equity portfolio was in the first lien position and the Company holds both the first and second lien positions in less than 1% of the home equity loan portfolio at June 30, 2014. The home equity loan portfolio consists of approximately 20% of home equity installment loans and approximately 80% of home equity lines of credit at June 30, 2014.
Home equity installment loans are primarily fixed rate and fixed term, fully amortizing loans that do not offer the option of an interest-only payment. The majority of home equity lines of credit convert to amortizing loans at the end of the draw period, which typically ranges from five to ten years. Approximately 8% of this portfolio will require the borrowers to repay the loan in full at the end of the draw period. At June 30, 2014, 87% of the home equity line of credit portfolio had not converted from the interest-only draw period and had not begun amortizing. However, during the trailing twelve months ended June 30, 2014, approximately 40% of the Company's borrowers made voluntary annual principal payments of at least $500 on their home equity lines of credit and slightly under half of those borrowers reduced their principal balance by at least $2,500.
The following table outlines when one- to four-family and home equity lines of credit convert to amortizing by percentage of the one- to four-family portfolio and home equity line of credit portfolios, respectively, at June 30, 2014:

Period of Conversion to Amortizing Loan	% of One- to Four-Family Portfolio	% of Home Equity Line of Credit Portfolio
Already amortizing	58%	13%
Through December 31, 2014	1%	5%
Year ending December 31, 2015	4%	27%
Year ending December 31, 2016	16%	42%
Year ending December 31, 2017	21%	13%

Approximately 38% and 40% of the Company’s mortgage loans receivable were concentrated in California at June 30, 2014 and December 31, 2013, respectively. No other state had concentrations of mortgage loans that represented 10% or more of the Company’s mortgage loans receivable at June 30, 2014 and December 31, 2013.
Delinquent Loans
The following table shows total loans receivable by delinquency category at June 30, 2014 and December 31, 2013 (dollars in millions):

	Current	30-89 Days Delinquent	90-179 Days Delinquent	180+ Days Delinquent	Total
June 30, 2014
One- to four-family	$3,085	$88	$27	$145	$3,345
Home equity	3,020	56	32	45	3,153
Consumer and other	515	11	1	—	527
Total loans receivable	$6,620	$155	$60	$190	$7,025
December 31, 2013
One- to four-family	$3,988	$190	$70	$227	$4,475
Home equity	3,309	69	36	40	3,454
Consumer and other	587	12	3	—	602
Total loans receivable	$7,884	$271	$109	$267	$8,531
Nonperforming Loans
The Company classifies loans as nonperforming when they are no longer accruing interest. Nonaccrual loans include loans that are 90 days and greater past due, TDRs that are on nonaccrual status for all classes of loans and certain junior liens that have a delinquent senior lien. The following table shows the comparative data for nonaccrual loans (dollars in millions):

	June 30, 2014	December 31, 2013
One- to four-family	307	526
Home equity	185	164
Consumer and other	2	3
Total nonperforming loans receivable	494	693
Nonperforming loans decreased $199 million to $494 million at June 30, 2014 when compared to December 31, 2013. The decrease in the one- to four-family nonperforming loans receivable during the six months ended June 30, 2014 was primarily due to the sale of one- to four-family loans modified as TDRs, which included $377 million of nonperforming loans. The decrease in nonperforming loans receivable was partially offset by the increase in nonperforming TDRs that had been charged-off due to bankruptcy notification. In February 2014, the OCC issued clarifying guidance related to consumer debt discharged in Chapter 7 bankruptcy proceedings. As a result of the clarifying guidance, beginning the first quarter of 2014 these bankruptcy loans remain on nonaccrual status regardless of payment history. This change did not have a material impact on the statement of financial condition, results of operations or cash flows. Prior to this change, the Company had $238 million of bankruptcy loans as performing loans at December 31, 2013.
Real Estate Owned and Loans with Formal Foreclosure Proceedings in Process
At June 30, 2014 and December 31, 2013, the Company held $35 million and $50 million, respectively, of real estate owned that were acquired through foreclosure and through a deed in lieu of foreclosure or similar legal agreement. The Company also held $126 million and $199 million of loans for which formal foreclosure proceedings were in process at June 30, 2014 and December 31, 2013, respectively.
Allowance for Loan Losses
The following table provides a roll forward by loan portfolio of the allowance for loan losses for the three and six months ended June 30, 2014 and 2013 (dollars in millions):

	Three Months Ended June 30, 2014
	One- to Four-Family	Home Equity	Consumer and Other	Total
Allowance for loan losses, beginning of period	$52	$327	$24	$403
Provision for loan losses	(8)	21	(1)	12
Charge-offs	—	(17)	(4)	(21)
Recoveries	—	6	1	7
Charge-offs, net	—	(11)	(3)	(14)
Allowance for loan losses, end of period	$44	$337	$20	$401
	Three Months Ended June 30, 2013
	One- to Four-Family	Home Equity	Consumer and Other	Total
Allowance for loan losses, beginning of period	$161	$263	$31	$455
Provision for loan losses	(8)	53	1	46
Charge-offs	(11)	(46)	(7)	(64)
Recoveries	2	9	3	14
Charge-offs, net	(9)	(37)	(4)	(50)
Allowance for loan losses, end of period	$144	$279	$28	$451
	Six Months Ended June 30, 2014
	One- to Four-Family	Home Equity	Consumer and Other	Total
Allowance for loan losses, beginning of period	$102	$326	$25	$453
Provision for loan losses	(26)	41	1	16
Charge-offs	(43)	(41)	(9)	(93)
Recoveries	11	11	3	25
Charge-offs, net	(32)	(30)	(6)	(68)
Allowance for loan losses, end of period	$44	$337	$20	$401

	Six Months Ended June 30, 2013
	One- to Four-Family	Home Equity	Consumer and Other	Total
Allowance for loan losses, beginning of period	$184	$257	$40	$481
Provision for loan losses	(24)	108	5	89
Charge-offs	(30)	(103)	(24)	(157)
Recoveries	14	17	7	38
Charge-offs, net	(16)	(86)	(17)	(119)
Allowance for loan losses, end of period	$144	$279	$28	$451

The general allowance for loan losses also included a qualitative component to account for a variety of factors that are not directly considered in the quantitative loss model but are factors the Company believes may impact the level of credit losses. The qualitative component was $74 million and $62 million at June 30, 2014 and December 31, 2013, respectively.
Total allowance for loan losses decreased during the six months ended June 30, 2014 primarily due to the sale of one- to four-family loans modified as TDRs. As a result of this sale, the Company recorded a charge-off related to one- to four-family loans of $42 million which drove the majority of the decrease in the allowance for loan losses.
During the six months ended June 30, 2014 and 2013, the Company agreed to settlements with two third party mortgage originators specific to loans sold to the Company by those originators. One-time payments were agreed upon to satisfy in full all pending and future repurchase requests with those specific originators. The Company applied the full amount of payments of $11 million and $13 million for the six months ended June 30, 2014 and 2013, respectively, as recoveries to the allowance for loan losses, resulting in a corresponding reduction to net charge-offs as well as provision for loan losses.
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
The unpaid principal balance in one- to four-family TDRs was $0.3 billion and $1.2 billion at June 30, 2014 and December 31, 2013, respectively. For home equity loans, the recorded investment in TDRs represents the unpaid principal balance.
The following table shows a summary of the Company’s recorded investment in TDRs that were on accrual and nonaccrual status, in addition to the recorded investment of TDRs at June 30, 2014 and December 31, 2013 (dollars in millions):

		Nonaccrual TDRs
	Accrual TDRs(1)	Current(2)	30-89 Days Delinquent	90+ Days Delinquent	Recorded Investment in TDRs
June 30, 2014
One- to four-family	$129	$115	$19	$56	$319
Home equity	129	55	15	27	226
Total	$258	$170	$34	$83	$545
December 31, 2013
One- to four-family	$774	$127	$102	$169	$1,172
Home equity	176	22	17	26	241
Total	$950	$149	$119	$195	$1,413

(1)	Represents loans modified as TDRs that are current and have made six or more consecutive payments.

(2)	Represents loans modified as TDRs that are current but have not yet made six consecutive payments, bankruptcy loans and certain junior lien TDRs that have a delinquent senior lien.
The decrease in the one- to four-family TDRs was primarily due to the sale of $0.8 billion of one- to four-family loans modified as TDRs.
The following table shows the average recorded investment and interest income recognized both on a cash and accrual basis for the Company’s TDRs during the three and six months ended June 30, 2014 and 2013 (dollars in millions):

	Average Recorded Investment		Interest Income Recognized
	Three Months Ended June 30,		Three Months Ended June 30,
	2014	2013	2014	2013
One- to four-family	$520	$1,211	$3	$9
Home equity	229	266	5	5
Total	$749	$1,477	$8	$14

	Average Recorded Investment		Interest Income Recognized
	Six Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
One- to four-family	$797	$1,216	$11	$17
Home equity	233	272	9	10
Total	$1,030	$1,488	$20	$27
Included in the allowance for loan losses was a specific valuation allowance of $76 million and $124 million that was established for TDRs at June 30, 2014 and December 31, 2013, respectively. The specific allowance for these individually impaired loans represents the forecasted losses over the estimated remaining life of the loan, including the economic concession to the borrower. The following table shows detailed information related to the Company’s TDRs at June 30, 2014 and December 31, 2013 (dollars in millions):

	June 30, 2014			December 31, 2013
	Recorded Investment in TDRs	Specific Valuation Allowance	Net Investment in TDRs	Recorded Investment in TDRs	Specific Valuation Allowance	Net Investment in TDRs
With a recorded allowance:
One- to four-family	$94	$14	$80	$403	$60	$343
Home equity	$126	$62	$64	$140	$64	$76
Without a recorded allowance:(1)
One- to four-family	$225	$—	$225	$769	$—	$769
Home equity	$100	$—	$100	$101	$—	$101
Total:
One- to four-family	$319	$14	$305	$1,172	$60	$1,112
Home equity	$226	$62	$164	$241	$64	$177

(1)	Represents loans where the discounted cash flow analysis or collateral value is equal to or exceeds the recorded investment in the loan.
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
The vast majority of the Company’s loans modified as TDRs include an interest rate reduction in combination with another type of concession. The Company prioritizes the interest rate reduction modifications in combination with the following modification categories: principal forgiven, principal deferred and re-age/extension/capitalization of accrued interest. Each class is mutually exclusive in that if a modification had an interest rate reduction with principal forgiven and an extension, the modification would only be presented in the principal forgiven column in the table below. The following tables provide the number of loans, post-modification balances immediately after being modified by major class, and the financial impact of modifications during the three and six months ended June 30, 2014 and 2013 (dollars in millions):

	Three Months Ended June 30, 2014
		Interest Rate Reduction
	Number of Loans	Principal Forgiven	Principal Deferred	Re-age/ Extension/ Interest Capitalization	Other with Interest Rate Reduction	Other	Total
One- to four-family	4	$—	$—	$1	$—	$—	$1
Home equity	68	—	—	1	1	3	5
Total	72	$—	$—	$2	$1	$3	$6

	Three Months Ended June 30, 2013
		Interest Rate Reduction
	Number of Loans	Principal Forgiven	Principal Deferred	Re-age/ Extension/ Interest Capitalization	Other with Interest Rate Reduction	Other	Total
One- to four-family	83	$4	$2	$22	$1	$3	$32
Home equity	85	—	—	2	3	3	8
Total	168	$4	$2	$24	$4	$6	$40

	Six Months Ended June 30, 2014
		Interest Rate Reduction
	Number of Loans	Principal Forgiven	Principal Deferred	Re-age/Extension/ Interest Capitalization	Other with Interest Rate Reduction	Other	Total
One- to four-family	37	$1	$—	$5	$2	$4	$12
Home equity	114	—	—	3	2	4	9
Total	151	$1	$—	$8	$4	$8	$21

	Six Months Ended June 30, 2013
		Interest Rate Reduction
	Number of Loans	Principal Forgiven	Principal Deferred	Re-age/ Extension/ Interest Capitalization	Other with Interest Rate Reduction	Other	Total
One- to four-family	176	$12	$4	$42	$2	$8	$68
Home equity	151	—	—	3	6	4	13
Total	327	$12	$4	$45	$8	$12	$81

	Three Months Ended June 30,
	2014			2013
	Financial Impact			Financial Impact
	Principal Forgiven	Pre-Modification Weighted Average Interest Rate	Post-Modification Weighted Average Interest Rate	Principal Forgiven	Pre-Modification Weighted Average Interest Rate	Post-Modification Weighted Average Interest Rate
One- to four-family	$—	4.1%	2.9%	$1	5.3%	2.3%
Home equity	—	6.3%	2.7%	—	4.2%	1.8%
Total	$—			$1

	Six Months Ended June 30,
	2014			2013
	Financial Impact			Financial Impact
	Principal Forgiven	Pre-Modification Weighted Average Interest Rate	Post-Modification Weighted Average Interest Rate	Principal Forgiven	Pre-Modification Weighted Average Interest Rate	Post-Modification Weighted Average Interest Rate
One- to four-family	$—	4.8%	2.7%	$4	5.3%	2.3%
Home equity	—	5.3%	2.4%	—	4.3%	1.6%
Total	$—			$4

The Company considers modifications that become 30 days past due to have experienced a payment default. The following table shows the recorded investment in modifications that experienced a payment default within 12 months after the modification for the three and six months ended June 30, 2014 and 2013 (dollars in millions):

	Three Months Ended June 30,
	2014		2013
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
One- to four-family(1)	3	$1	22	$10
Home equity(2)	13	1	13	—
Total	16	$2	35	$10

	Six Months Ended June 30,
	2014		2013
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
One- to four-family(1)	21	$8	75	$29
Home equity(2)	21	1	36	1
Total	42	$9	111	$30

(1)
For both the three and six months ended June 30, 2014, $1 million of the recorded investment in one- to four-family loans that had a payment default in the trailing 12 months was classified as current, compared to $2 million and $9 million for the three and six months ended June 30, 2013, respectively.

(2)
For both the three and six months ended June 30, 2014, less than $1 million of the recorded investment in home equity loans that had a payment default in the trailing 12 months was classified as current, compared to less than $1 million for both the three and six months ended June 30, 2013, respectively.

The delinquency status is the primary measure the Company uses to evaluate the performance of loans modified as TDRs. The following table shows the loans modified as TDRs by delinquency category at June 30, 2014 and December 31, 2013 (dollars in millions):

	Modifications Current	Modifications 30-89 Days Delinquent	Modifications 90-179 Days Delinquent	Modifications 180+ Days Delinquent	Recorded Investment in Modifications
June 30, 2014
One- to four-family	$160	$12	$4	$11	$187
Home equity	151	12	5	9	177
Total	$311	$24	$9	$20	$364
December 31, 2013
One- to four-family	$817	$92	$39	$88	$1,036
Home equity	162	13	4	9	188
Total	$979	$105	$43	$97	$1,224
The decrease in the one- to four-family TDRs was primarily due to the sale of $0.8 billion of our one- to four-family loans modified as TDRs during the six months ended June 30, 2014.

NOTE 8—ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The Company enters into derivative transactions primarily to protect against interest rate risk on the value of certain assets, liabilities and future cash flows. Cash flow hedges, which include a combination of interest rate swaps and purchased options, including caps and floors, are used primarily to reduce the variability of future cash flows associated with existing variable-rate assets and liabilities and forecasted issuances of liabilities. Fair value hedges, which include interest rate swaps, are used to offset exposure to changes in value of certain fixed-rate assets and liabilities. Each derivative is recorded on the consolidated balance sheet at fair value as a freestanding asset or liability. The following table summarizes the fair value amounts of derivatives designated as hedging instruments reported in the consolidated balance sheet at June 30, 2014 and December 31, 2013 (dollars in millions):

		Fair Value
	Notional	Asset(1)	Liability(2)	Net(3)
June 30, 2014
Interest rate contracts:
Cash flow hedges:
Pay-fixed rate swaps	$2,025	$7	$(144)	$(137)
Purchased options	1,075	19	—	19
Total cash flow hedges	3,100	26	(144)	(118)
Fair value hedges:
Pay-fixed rate swaps	1,292	26	(16)	10
Total derivatives designated as hedging instruments(4)	$4,392	$52	$(160)	$(108)
December 31, 2013
Interest rate contracts:
Cash flow hedges:
Pay-fixed rate swaps	$2,480	$19	$(168)	$(149)
Purchased options	825	8	—	8
Total cash flow hedges	3,305	27	(168)	(141)
Fair value hedges:
Pay-fixed rate swaps	1,614	80	(1)	79
Total derivatives designated as hedging instruments(4)	$4,919	$107	$(169)	$(62)

(1)	Reflected in the other assets line item on the consolidated balance sheet.

(2)	Reflected in the other liabilities line item on the consolidated balance sheet.

(3)	Represents derivative assets net of derivative liabilities for disclosure purposes only.

(4)	All derivatives were designated as hedging instruments at June 30, 2014 and December 31, 2013.
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
The future issuances of liabilities, including repurchase agreements, are largely dependent on the market demand and liquidity in the wholesale borrowings market. At June 30, 2014, the Company believes the forecasted issuance of all debt in cash flow hedge relationships is probable. However, unexpected changes in market conditions in future periods could impact the ability to issue this debt. The Company believes the forecasted issuance of debt in the form of repurchase agreements is most susceptible to an unexpected change in market conditions.
The following table summarizes the effect of interest rate contracts designated and qualifying as hedging instruments in cash flow hedges on accumulated other comprehensive loss and on the consolidated statement of income (loss) for the three and six months ended June 30, 2014 and 2013 (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Gains (losses) on derivatives recognized in OCI (effective portion), net of tax	$(16)	$62	$(32)	$68
Losses reclassified from AOCI into earnings (effective portion), net of tax	$(20)	$(23)	$(41)	$(43)
Cash flow hedge ineffectiveness gains (losses)(1)	$—	$1	$—	$1

(1)	The cash flow hedge ineffectiveness is reflected in the gains on loans and securities, net line item on the consolidated statement of income (loss).
During the upcoming twelve months, the Company expects to include a pre-tax amount of approximately $121 million of net unrealized losses that are currently reflected in accumulated other comprehensive loss in net operating interest income as a yield adjustment in the same periods in which the related hedged items affect earnings. The maximum length of time over which transactions are hedged is 8 years.
The following table shows the balance in accumulated other comprehensive loss attributable to active and discontinued cash flow hedges at June 30, 2014 and December 31, 2013 (dollars in millions):

	June 30, 2014	December 31, 2013
Accumulated other comprehensive loss balance (net of tax) related to:
Discontinued cash flow hedges	$(184)	$(201)
Active cash flow hedges	(105)	(97)
Total cash flow hedges	$(289)	$(298)
The following table shows the balance in accumulated other comprehensive loss attributable to cash flow hedges by type of hedged item at June 30, 2014 and December 31, 2013 (dollars in millions):

	June 30, 2014	December 31, 2013
Repurchase agreements	$(373)	$(379)
FHLB advances	(93)	(99)
Total balance of cash flow hedges, before tax	(466)	(478)
Tax benefit	177	180
Total balance of cash flow hedges, net of tax	$(289)	$(298)
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

The following table summarizes the effect of interest rate contracts designated and qualifying as hedging instruments in fair value hedges and related hedged items on the consolidated statement of income (loss) for the three and six months ended June 30, 2014 and 2013 (dollars in millions):

	Three Months Ended June 30,
	2014			2013
	Hedging Instrument	Hedged Item	Hedge Ineffectiveness(1)	Hedging Instrument	Hedged Item	Hedge Ineffectiveness(1)
Agency debentures	$(26)	$23	$(3)	$29	$(27)	$2
Agency mortgage-backed securities	(6)	6	—	28	(28)	—
Total gains (losses) included in earnings	$(32)	$29	$(3)	$57	$(55)	$2

	Six Months Ended June 30,
	2014			2013
	Hedging Instrument	Hedged Item	Hedge Ineffectiveness(1)	Hedging Instrument	Hedged Item	Hedge Ineffectiveness(1)
Agency debentures	$(57)	$50	$(7)	$45	$(43)	$2
Agency mortgage-backed securities	(17)	17	—	28	(28)	—
Total gains (losses) included in earnings	$(74)	$67	$(7)	$73	$(71)	$2

(1)	Reflected in the gains on loans and securities, net line item on the consolidated statement of income (loss).
NOTE 9—SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND FHLB ADVANCES AND OTHER BORROWINGS
Securities sold under agreements to repurchase, FHLB advances and other borrowings at June 30, 2014 and December 31, 2013 are shown in the following table (dollars in millions):

		FHLB Advances and Other Borrowings
	Repurchase Agreements(1)	FHLB Advances	Other	Total	Weighted Average Interest Rate
Due within one year	$3,092	$270	$1	$3,363	0.34%
Due between one and two years	250	—	2	252	0.52%
Due between two and three years	400	250	—	650	0.85%
Due between three and four years	—	400	—	400	0.40%
Thereafter	—	—	428	428	2.91%
Subtotal	3,742	920	431	5,093	0.64%
Fair value hedge adjustments	—	24	—	24
Deferred costs	—	(84)	—	(84)
Total other borrowings at June 30, 2014	$3,742	$860	$431	$5,033	0.64%
Total other borrowings at December 31, 2013	$4,543	$851	$428	$5,822	0.72%

(1)	The maximum amount at any month end for repurchase agreements was $4.9 billion and $4.6 billion for six months ended June 30, 2014 and the year ended December 31, 2013, respectively.
Securities Sold Under Agreements to Repurchase
During the six months ended June 30, 2014, the decrease in securities sold under agreements to repurchase was primarily due to the scheduled expiration of $600 million. In addition, the Company paid down in advance of maturity $100 million of its fixed-rate repurchase agreements for which losses on early extinguishment of debt of $12 million were recorded in the consolidated statement of income (loss).

NOTE 10—ACCUMULATED OTHER COMPREHENSIVE LOSS
The following tables present after-tax changes in each component of accumulated other comprehensive loss for the three and six months ended June 30, 2014 and 2013 (dollars in millions):

	Available-for-sale Securities	Cash Flow Hedging Instruments	Foreign Currency Translation	Total
Beginning balance, March 31, 2014	$(91)	$(293)	$5	$(379)
Other comprehensive income (loss) before reclassifications	82	(16)	—	66
Amounts reclassified from accumulated other comprehensive loss	(2)	20	—	18
Net change	80	4	—	84
Ending balance, June 30, 2014	$(11)	$(289)	$5	$(295)

	Available-for-sale Securities	Cash Flow Hedging Instruments	Foreign Currency Translation	Total
Beginning balance, March 31, 2013	$122	$(426)	$5	$(299)
Other comprehensive income (loss) before reclassifications	(215)	62	—	(153)
Amounts reclassified from accumulated other comprehensive loss	(11)	23	—	12
Net change	(226)	85	—	(141)
Ending balance, June 30, 2013	$(104)	$(341)	$5	$(440)

	Available-for-sale Securities	Cash Flow Hedging Instruments	Foreign Currency Translation	Total
Beginning balance, December 31, 2013	$(160)	$(298)	$5	$(453)
Other comprehensive income (loss) before reclassifications	163	(32)	—	131
Amounts reclassified from accumulated other comprehensive loss	(14)	41	—	27
Net change	149	9	—	158
Ending balance, June 30, 2014	$(11)	$(289)	$5	$(295)

	Available-for-sale Securities	Cash Flow Hedging Instruments	Foreign Currency Translation	Total
Beginning balance, December 31, 2012	$137	$(452)	$5	$(310)
Other comprehensive income (loss) before reclassifications	(220)	68	—	(152)
Amounts reclassified from accumulated other comprehensive loss	(21)	43	—	22
Net change	(241)	111	—	(130)
Ending balance, June 30, 2013	$(104)	$(341)	$5	$(440)

The following table presents the income statement line items impacted by reclassifications out of accumulated other comprehensive loss for the three and six months ended June 30, 2014 and 2013 (dollars in millions):

Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss				Affected Line Items in the Consolidated Statement of Income
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Available-for-sale securities:
	$3	$18	$22	$34	Gains on loans and securities, net
	(1)	(7)	(8)	(13)	Tax expense
	$2	$11	$14	$21	Reclassification into earnings, net
Cash flow hedging instruments:
	$—	$3	$—	$5	Operating interest income
	(32)	(37)	(67)	(72)	Operating interest expense
	(32)	(34)	(67)	(67)	Reclassification into earnings, before tax
	12	11	26	24	Tax expense
	$(20)	$(23)	$(41)	$(43)	Reclassification into earnings, net

NOTE 11—EARNINGS (LOSS) PER SHARE
The following table presents a reconciliation of basic and diluted earnings (loss) per share (in millions, except share data and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Basic:
Net income (loss)	$69	$(54)	$166	$(19)
Basic weighted-average shares outstanding (in thousands)	288,705	286,903	288,380	286,765
Basic earnings (loss) per share	$0.24	$(0.19)	$0.57	$(0.07)
Diluted:
Net income (loss)	$69	$(54)	$166	$(19)
Basic weighted-average shares outstanding (in thousands)	288,705	286,903	288,380	286,765
Effect of dilutive securities:
Weighted-average convertible debentures (in thousands)	4,068	—	4,073	—
Weighted-average options and restricted stock issued to employees (in thousands)	1,053	—	1,360	—
Diluted weighted-average shares outstanding (in thousands)	293,826	286,903	293,813	286,765
Diluted earnings (loss) per share	$0.24	$(0.19)	$0.56	$(0.07)

The Company excluded the following shares form the calculations of diluted earnings (loss) per share as the effect would have been anti-dilutive (shares in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Weighted-average shares excluded as a result of the Company’s net loss:
Convertible debentures	N/A	4.1	N/A	4.1
Stock options and restricted stock awards and units	N/A	0.7	N/A	1.0
Other stock options and restricted stock awards and units	0.5	2.0	0.6	1.9
Total	0.5	6.8	0.6	7.0

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
At June 30, 2014 and December 31, 2013, all of the Company’s broker-dealer subsidiaries met minimum net capital requirements. The tables below summarize the minimum excess capital requirements for the Company’s broker-dealer subsidiaries at June 30, 2014 and December 31, 2013 (dollars in millions):

	Required Net Capital	Net Capital	Excess Net Capital
June 30, 2014:
E*TRADE Clearing LLC(1)	$158	$751	$593
E*TRADE Securities LLC(1)	—	360	360
Other broker-dealers	1	16	15
Total	$159	$1,127	$968
December 31, 2013:
E*TRADE Clearing LLC(1)	$144	$715	$571
E*TRADE Securities LLC(1)	—	261	261
G1 Execution Services, LLC(2)	1	22	21
Other broker-dealers	2	22	20
Total	$147	$1,020	$873

(1)	Elected to use the Alternative method to compute net capital. The net capital requirement was $250,000 for E*TRADE Securities LLC for both periods presented.

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
Quantitative measures established by regulation to ensure capital adequacy require E*TRADE Bank to meet minimum total capital, Tier 1 capital and Tier 1 leverage ratios. As shown in the table below, at both June 30, 2014 and December 31, 2013, E*TRADE Bank was categorized as "well capitalized" under the regulatory framework for prompt corrective action. However, events beyond management's control, such as deterioration in credit markets, could adversely affect future earnings and E*TRADE Bank's ability to meet future capital requirements and ability to pay dividends to the parent company. E*TRADE Bank’s actual and required capital amounts and ratios at June 30, 2014 and December 31, 2013 are presented in the table below (dollars in millions):

	Actual		Minimum Required to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Excess Capital
June 30, 2014:
Total capital	$4,545	25.97%	$1,750	10.00%	$2,795
Tier 1 capital	$4,324	24.70%	$1,050	6.00%	$3,274
Tier 1 leverage	$4,324	10.15%	$2,130	5.00%	$2,194
December 31, 2013:
Total capital	$4,331	24.25%	$1,786	10.00%	$2,545
Tier 1 capital	$4,105	22.98%	$1,072	6.00%	$3,033
Tier 1 leverage	$4,105	9.51%	$2,158	5.00%	$1,947
NOTE 13—COMMITMENTS, CONTINGENCIES AND OTHER REGULATORY MATTERS
Legal Matters
Litigation Matters
On October 27, 2000, Ajaxo, Inc. ("Ajaxo") filed a complaint in the Superior Court for the State of California, County of Santa Clara. Ajaxo sought damages and certain non-monetary relief for the Company’s alleged breach of a non-disclosure agreement with Ajaxo pertaining to certain wireless technology that Ajaxo offered the Company as well as damages and other relief against the Company for their alleged misappropriation of Ajaxo’s trade secrets. Following a jury trial, a judgment was entered in 2003 in favor of Ajaxo against the Company for $1 million for breach of the Ajaxo non-disclosure agreement. Although the jury found in favor of Ajaxo on its claim against the Company for misappropriation of trade secrets, the trial court subsequently denied Ajaxo’s requests for additional damages and relief. On December 21, 2005, the California Court of Appeal affirmed the above-described award against the Company for breach of the nondisclosure agreement but remanded the case to the trial court for the limited purpose of determining what, if any, additional damages Ajaxo may be entitled to as a result of the jury’s previous finding in favor of Ajaxo on its claim against the Company for misappropriation of trade secrets. Although the Company paid Ajaxo the full amount due on the above-described judgment, the case was remanded back to the trial court, and on May 30, 2008, a jury returned a verdict in favor of the Company denying all claims raised and demands for damages against the Company. Following the trial court’s entry of judgment in favor of the Company on September 5, 2008, Ajaxo filed post-trial motions for vacating this entry of judgment and requesting a new trial. The trial court denied these motions. On December 2, 2008, Ajaxo filed a notice of appeal with the Court of Appeal of the State of California for the Sixth District. On August 30, 2010, the Court of Appeal affirmed the trial court’s verdict in part and reversed the verdict in part, remanding the case. The Company petitioned the Supreme Court of California for review of the Court of Appeal decision. On December 16, 2010, the California Supreme Court denied the Company’s petition for review and remanded for further proceedings to the trial court. The testimonial phase of the third trial in this matter concluded on June 12, 2012. By order dated May 28, 2014, the Court determined to conduct a second phase of this bench trial to allow Ajaxo to attempt to prove entitlement to additional royalties. Phase two of the trial is scheduled to commence December 8, 2014. The Company will continue to defend itself vigorously.
On May 16, 2011, Droplets Inc., the holder of two patents pertaining to user interface servers, filed a complaint in the U.S. District Court for the Eastern District of Texas against E*TRADE Financial Corporation, E*TRADE Securities LLC, E*TRADE Bank and multiple other unaffiliated financial services firms. Plaintiff contends that the defendants engaged in patent infringement under federal law. Plaintiff seeks unspecified damages and an injunction against future infringements, plus royalties, costs, interest and attorneys’ fees. On September 30, 2011, the Company and several co-defendants filed a motion to transfer the case to the Southern District of New York. Venue discovery occurred throughout December 2011. On January 1, 2012, a new judge was assigned to the case. On March 28, 2012, a change of venue was granted and the case was transferred to the United States District Court for the Southern District of New York. The Company filed its answer and counterclaim on June 13, 2012 and plaintiff moved to dismiss the counterclaim. The Company filed a motion for summary judgment. Plaintiffs sought to change venue back to the Eastern District of Texas on the theory that this case is one of several matters that should be consolidated in a single multi-district litigation. On December 12, 2012, the Multidistrict Litigation Panel denied the transfer of this action to Texas. By opinion dated April 4, 2013, the Court denied defendants’ motion for summary judgment and plaintiff’s motion to dismiss the counterclaims. The Court issued its order on claim construction on October 22, 2013, and by order dated January 28, 2014, the Court adopted the defendants' proposed claims construction. On March 25, 2014, the Court granted plaintiff leave to amend its complaint to add a newly-issued patent, but stayed all litigation pertaining to that patent until a covered business method review could be heard by the Patent and Trademark Appeals Board. The defendants filed petitions for covered business method patent reviews with the Patent and Trademark Appeals Board on May 12, 2014. Motions for summary judgment will be briefed in the U.S. District Court through August 2014. The Company will continue to defend itself vigorously in this matter, both in the District Court and at the U.S. Patent and Trademark Office.
Several cases have been filed nationwide involving the April 2007 leveraged buyout ("LBO") of the Tribune Company ("Tribune") by Sam Zell, and the subsequent bankruptcy of Tribune. In William Niese et al. v. A.G. Edwards et al., in Superior Court of Delaware, New Castle County, former Tribune employees and retirees claimed that Tribune was actually insolvent at the time of the LBO and that the LBO constituted a fraudulent transaction that depleted the plaintiffs’ retirement plans, rendering them worthless. E*TRADE Clearing LLC, along with numerous other financial institutions, is a named defendant in this case. One of the defendants removed the action to federal district court in Delaware on July 1, 2011. In Deutsche Bank Trust Company Americas et al. v. Adaly Opportunity Fund et al., filed in the Supreme Court of New York, New York County on June 3, 2011, the Trustees of certain notes issued by Tribune allege wrongdoing in connection with the LBO. In particular the Trustees claim that the LBO constituted a constructive fraudulent transfer under various state laws. G1 Execution Services, LLC (formerly known as E*TRADE Capital Markets, LLC), along with numerous other financial institutions, is a named defendant in this case. In Deutsche Bank et al. v. Ohlson et al., filed in the U.S. District Court for the Northern District of Illinois, noteholders of Tribune asserted claims of constructive fraud and G1 Execution Services, LLC is a named defendant in this case. Under the agreement governing the sale of G1 Execution Services, LLC to Susquehanna, the Company remains responsible for any resulting actions taken against G1 Execution Services, LLC as a result of such investigation. In EGI-TRB LLC et al. v. ABN-AMRO et al., filed in the Circuit Court of Cook County Illinois, creditors of Tribune assert fraudulent conveyance claims against multiple shareholder defendants and E*TRADE Clearing LLC is a named defendant in this case. These cases have been consolidated into a multi-district litigation. The Company’s time to answer or otherwise respond to the complaints has been stayed pending further orders of the Court. On September 18, 2013, the Court entered the Fifth Amended Complaint. On September 23, 2013, the Court granted the defendants’ motion to dismiss the individual creditors’ complaint. The individual creditors filed a notice of appeal. The steering committees for plaintiffs and defendants have submitted a joint plan for the next phase of litigation. The next phase of the action will involve individual motions to dismiss. On April 22, 2014, the Court issued its protocols for dismissal motions for those defendants who were "mere conduits" who facilitated the transactions at issue. The motion to dismiss Count I of the Fifth Amended Complaint for failure to state a cause of action was fully briefed on July 2, 2014. The Company will defend itself vigorously in these matters.
On April 30, 2013, a putative class action was filed by John Scranton, on behalf of himself and a class of persons similarly situated, against E*TRADE Financial Corporation and E*TRADE Securities LLC in the Superior Court of California, County of Santa Clara, pursuant to the California procedures for a private Attorney General action. The Complaint alleged that the Company misrepresented through its website that it would always automatically exercise options that were in-the-money by $0.01 or more on expiration date. Plaintiffs allege violations of the California Unfair Competition Law, the California Consumer Remedies Act, fraud, misrepresentation, negligent misrepresentation and breach of fiduciary duty. The case has been deemed complex within the meaning of the California Rules of Court, and a case management conference was held on September 13, 2013. The Company’s demurrer and motion to strike the complaint were granted by order dated December 20, 2013. The Court granted leave to amend the complaint. A second amended complaint was filed on January 31, 2014. On March 11, 2014, the Company moved to strike and for a demurrer to the second amended complaint. A hearing on these motions is now scheduled for August 29, 2014. The Company will continue to defend itself vigorously in this matter.
On April 18, 2014, a putative class action was filed by the City of Providence, Rhode Island against forty-one high frequency trading firms, stock exchanges, market-makers, and other broker-dealers, including the Company, in the U.S. District Court for the Southern District of New York. The Complaint alleges that the high frequency trading firms, certain broker-dealers managing dark pools, and the exchanges manipulated the U.S. Securities markets, and that numerous market-makers and broker-dealers participated in that manipulation by doing business with the high frequency traders. As to the Company, the Complaint alleges violation of Sections 10(b) and 20(a) of the Exchange Act. On May 2, 2014, a similar putative class action was filed by American European Insurance Company against forty-two high frequency trading firms, stock exchanges, market-makers, and other broker-dealers, including the Company, in the U.S. District Court for the Southern District of New York. The action filed by American European Insurance Company made allegations substantially similar to the allegations in the City of Providence complaint. On June 13, 2014, a putative class action was filed by James J. Flynn and Dominic Morelli against twenty-six firms including the Company in the United States District Court for the Southern District of New York. The Flynn Complaint made allegations substantially similar to the allegations in the City of Providence Complaint. While there can be no assurances, the Company's legal counsel believes the claims against it have no merit, and that the Company will ultimately prevail. The Company will defend itself vigorously in these matters.
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
Other Investments
The Company has investments in small business investment companies, community development financial institutions, affordable housing tax credit partnerships and other limited partnerships. The Company had $16 million in unfunded commitments with respect to these investments at June 30, 2014.
Unused Lines of Credit and Certificates of Deposit

At June 30, 2014, the Company had approximately $41 million of certificates of deposit scheduled to mature in less than one year and $200 million of unfunded commitments to extend credit.

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
During the 30-year period prior to the redemption of the trust preferred securities, ETBH guarantees the accrued and unpaid distributions on these securities, as well as the redemption price of the securities and certain costs that may be incurred in liquidating, terminating or dissolving the trusts (all of which would otherwise be payable by the trusts). At June 30, 2014, management estimated that the maximum potential liability under this arrangement, including the current carrying value of the trusts, was equal to approximately $436 million or the total face value of these securities plus dividends, which may be unpaid at the termination of the trust arrangement.
NOTE 14—SEGMENT INFORMATION
The Company reports its operating results in two segments, based on the manner in which its chief operating decision maker evaluates financial performance and makes resource allocation decisions: 1) trading and investing; and 2) balance sheet management. Trading and investing includes retail brokerage products and services; investor-focused banking products; and corporate services. Balance sheet management includes the management of asset allocation; loans previously originated by the Company or purchased from third parties; deposits and customer payables; and credit, liquidity and interest rate risk. The balance sheet management segment utilizes deposits and customer payables and compensates the trading and investing segment via a market-based transfer pricing arrangement, which is eliminated in consolidation.
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
The Company evaluates the performance of its segments based on the segment’s income (loss) before income taxes. Financial information for the Company’s reportable segments is presented in the following tables (dollars in millions):

	Three Months Ended June 30, 2014
	Trading and Investing	Balance Sheet Management	Corporate/ Other	Total
Net operating interest income	$151	$119	$—	$270
Total non-interest income	158	10	—	168
Total net revenue	309	129	—	438
Provision for loan losses	—	12	—	12
Total operating expense	196	36	52	284
Income (loss) before other income (expense) and income taxes	113	81	(52)	142
Total other income (expense)	—	—	(30)	(30)
Income (loss) before income taxes	$113	$81	$(82)	$112
Income tax expense				43
Net income				$69

	Three Months Ended June 30, 2013
	Trading and Investing	Balance Sheet Management	Corporate/ Other	Total
Net operating interest income	$133	$110	$—	$243
Total non-interest income	175	22	—	197
Total net revenue	308	132	—	440
Provision for loan losses	—	46	—	46
Total operating expense	318	42	54	414
Income (loss) before other income (expense) and income taxes	(10)	44	(54)	(20)
Total other income (expense)	—	—	(27)	(27)
Income (loss) before income taxes	$(10)	$44	$(81)	(47)
Income tax expense				7
Net loss				$(54)

	Six Months Ended June 30, 2014
	Trading and Investing	Balance Sheet Management	Corporate/ Other	Total
Net operating interest income	$294	$242	$—	$536
Total non-interest income	351	26	—	377
Total net revenue	645	268	—	913
Provision for loan losses	—	16	—	16
Total operating expense	391	77	106	574
Income (loss) before other income (expense) and income taxes	254	175	(106)	323
Total other income (expense)	—	—	(67)	(67)
Income (loss) before income taxes	$254	$175	$(173)	256
Income tax expense				90
Net income				$166

	Six Months Ended June 30, 2013
	Trading and Investing	Balance Sheet Management	Corporate/ Other	Total
Net operating interest income	$267	$217	$—	$484
Total non-interest income	338	38	—	376
Total net revenue	605	255	—	860
Provision for loan losses	—	89	—	89
Total operating expense	517	92	100	709
Income (loss) before other income (expense) and income taxes	88	74	(100)	62
Total other income (expense)	—	—	(52)	(52)
Income (loss) before income taxes	$88	$74	$(152)	10
Income tax expense				29
Net loss				$(19)

Segment Assets

	Trading and Investing	Balance Sheet Management	Corporate/ Other	Total
As of June 30, 2014	$11,776	$33,186	$786	$45,748
As of December 31, 2013	$10,820	$34,784	$676	$46,280

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

(b)
There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2014, identified in connection with management's evaluation required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
On October 27, 2000, Ajaxo, Inc. ("Ajaxo") filed a complaint in the Superior Court for the State of California, County of Santa Clara. Ajaxo sought damages and certain non-monetary relief for the Company’s alleged breach of a non-disclosure agreement with Ajaxo pertaining to certain wireless technology that Ajaxo offered the Company as well as damages and other relief against the Company for their alleged misappropriation of Ajaxo’s trade secrets. Following a jury trial, a judgment was entered in 2003 in favor of Ajaxo against the Company for $1 million for breach of the Ajaxo non-disclosure agreement. Although the jury found in favor of Ajaxo on its claim against the Company for misappropriation of trade secrets, the trial court subsequently denied Ajaxo’s requests for additional damages and relief. On December 21, 2005, the California Court of Appeal affirmed the above-described award against the Company for breach of the nondisclosure agreement but remanded the case to the trial court for the limited purpose of determining what, if any, additional damages Ajaxo may be entitled to as a result of the jury’s previous finding in favor of Ajaxo on its claim against the Company for misappropriation of trade secrets. Although the Company paid Ajaxo the full amount due on the above-described judgment, the case was remanded back to the trial court, and on May 30, 2008, a jury returned a verdict in favor of the Company denying all claims raised and demands for damages against the Company. Following the trial court’s entry of judgment in favor of the Company on September 5, 2008, Ajaxo filed post-trial motions for vacating this entry of judgment and requesting a new trial. The trial court denied these motions. On December 2, 2008, Ajaxo filed a notice of appeal with the Court of Appeal of the State of California for the Sixth District. On August 30, 2010, the Court of Appeal affirmed the trial court’s verdict in part and reversed the verdict in part, remanding the case. The Company petitioned the Supreme Court of California for review of the Court of Appeal decision. On December 16, 2010, the California Supreme Court denied the Company’s petition for review and remanded for further proceedings to the trial court. The testimonial phase of the third trial in this matter concluded on June 12, 2012. By order dated May 28, 2014, the Court determined to conduct a second phase of this bench trial to allow Ajaxo to attempt to prove entitlement to additional royalties. Phase two of the trial is scheduled to commence December 8, 2014. The Company will continue to defend itself vigorously.
On May 16, 2011, Droplets Inc., the holder of two patents pertaining to user interface servers, filed a complaint in the U.S. District Court for the Eastern District of Texas against E*TRADE Financial Corporation, E*TRADE Securities LLC, E*TRADE Bank and multiple other unaffiliated financial services firms. Plaintiff contends that the defendants engaged in patent infringement under federal law. Plaintiff seeks unspecified damages and an injunction against future infringements, plus royalties, costs, interest and attorneys’ fees. On September 30, 2011, the Company and several co-defendants filed a motion to transfer the case to the Southern District of New York. Venue discovery occurred throughout December 2011. On January 1, 2012, a new judge was assigned to the case. On March 28, 2012, a change of venue was granted and the case was transferred to the United States District Court for the Southern District of New York. The Company filed its answer and counterclaim on June 13, 2012 and plaintiff moved to dismiss the counterclaim. The Company filed a motion for summary judgment. Plaintiffs sought to change venue back to the Eastern District of Texas on the theory that this case is one of several matters that should be consolidated in a single multi-district litigation. On December 12, 2012, the Multidistrict Litigation Panel denied the transfer of this action to Texas. By opinion dated April 4, 2013, the Court denied defendants’ motion for summary judgment and plaintiff’s motion to dismiss the counterclaims. The Court issued its order on claim construction on October 22, 2013, and by order dated January 28, 2014, the Court adopted the defendants' proposed claims construction. On March 25, 2014, the Court granted plaintiff leave to amend its complaint to add a newly-issued patent, but stayed all litigation pertaining to that patent until a covered business method review could be heard by the Patent and Trademark Appeals Board. The defendants filed petitions for covered business method patent reviews with the Patent and Trademark Appeals Board on May 12, 2014. Motions for summary judgment will be briefed in the U.S. District Court through August 2014. The Company will continue to defend itself vigorously in this matter, both in the District Court and at the U.S. Patent and Trademark Office.
Several cases have been filed nationwide involving the April 2007 leveraged buyout ("LBO") of the Tribune Company ("Tribune") by Sam Zell, and the subsequent bankruptcy of Tribune. In William Niese et al. v. A.G. Edwards et al., in Superior Court of Delaware, New Castle County, former Tribune employees and retirees claimed that Tribune was actually insolvent at the time of the LBO and that the LBO constituted a fraudulent transaction that depleted the plaintiffs’ retirement plans, rendering them worthless. E*TRADE Clearing LLC, along with numerous other financial institutions, is a named defendant in this case. One of the defendants removed the action to federal district court in Delaware on July 1, 2011. In Deutsche Bank Trust Company Americas et al. v. Adaly Opportunity Fund et al., filed in the Supreme Court of New York, New York County on June 3, 2011, the Trustees of certain notes issued by Tribune allege wrongdoing in connection with the LBO. In particular the Trustees claim that the LBO constituted a constructive fraudulent transfer under various state laws. G1 Execution Services, LLC (formerly known as E*TRADE Capital Markets, LLC), along with numerous other financial institutions, is a named defendant in this case. In Deutsche Bank et al. v. Ohlson et al., filed in the U.S. District Court for the Northern District of Illinois, noteholders of Tribune asserted claims of constructive fraud and G1 Execution Services, LLC is a named defendant in this case. Under the agreement governing the sale of G1 Execution Services, LLC to Susquehanna, the Company remains responsible for any resulting actions taken against G1 Execution Services, LLC as a result of such investigation. In EGI-TRB LLC et al. v. ABN-AMRO et al., filed in the Circuit Court of Cook County Illinois, creditors of Tribune assert fraudulent conveyance claims against multiple shareholder defendants and E*TRADE Clearing LLC is a named defendant in this case. These cases have been consolidated into a multi-district litigation. The Company’s time to answer or otherwise respond to the complaints has been stayed pending further orders of the Court. On September 18, 2013, the Court entered the Fifth Amended Complaint. On September 23, 2013, the Court granted the defendants’ motion to dismiss the individual creditors’ complaint. The individual creditors filed a notice of appeal. The steering committees for plaintiffs and defendants have submitted a joint plan for the next phase of litigation. The next phase of the action will involve individual motions to dismiss. On April 22, 2014, the Court issued its protocols for dismissal motions for those defendants who were "mere conduits" who facilitated the transactions at issue. The motion to dismiss Count I of the Fifth Amended Complaint for failure to state a cause of action was fully briefed on July 2, 2014. The Company will defend itself vigorously in these matters.
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
On April 30, 2013, a putative class action was filed by John Scranton, on behalf of himself and a class of persons similarly situated, against E*TRADE Financial Corporation and E*TRADE Securities LLC in the Superior Court of California, County of Santa Clara, pursuant to the California procedures for a private Attorney General action. The Complaint alleged that the Company misrepresented through its website that it would always automatically exercise options that were in-the-money by $0.01 or more on expiration date. Plaintiffs allege violations of the California Unfair Competition Law, the California Consumer Remedies Act, fraud, misrepresentation, negligent misrepresentation and breach of fiduciary duty. The case has been deemed complex within the meaning of the California Rules of Court, and a case management conference was held on September 13, 2013. The Company’s demurrer and motion to strike the complaint were granted by order dated December 20, 2013. The Court granted leave to amend the complaint. A second amended complaint was filed on January 31, 2014. On March 11, 2014, the Company moved to strike and for a demurrer to the second amended complaint. A hearing on these motions is now scheduled for August 29, 2014. The Company will continue to defend itself vigorously in this matter.
On April 18, 2014, a putative class action was filed by the City of Providence, Rhode Island against forty-one high frequency trading firms, stock exchanges, market-makers, and other broker-dealers, including the Company, in the U.S. District Court for the Southern District of New York. The Complaint alleges that the high frequency trading firms, certain broker-dealers managing dark pools, and the exchanges manipulated the U.S. Securities markets, and that numerous market-makers and broker-dealers participated in that manipulation by doing business with the high frequency traders. As to the Company, the Complaint alleges violation of Sections 10(b) and 20(a) of the Exchange Act. On May 2, 2014, a similar putative class action was filed by American European Insurance Company against forty-two high frequency trading firms, stock exchanges, market-

makers, and other broker-dealers, including the Company, in the U.S. District Court for the Southern District of New York. The action filed by American European Insurance Company made allegations substantially similar to the allegations in the City of Providence complaint. On June 13, 2014, a putative class action was filed by James J. Flynn and Dominic Morelli against twenty-six firms including the Company in the United States District Court for the Southern District of New York. The Flynn Complaint made allegations substantially similar to the allegations in the City of Providence Complaint. While there can be no assurances, the Company's legal counsel believes the claims against it have no merit, and that the Company will ultimately prevail. The Company will defend itself vigorously in these matters.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K filed on July 1, 2014)

*31.1	Certification—Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification—Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification—Section 906 of the Sarbanes-Oxley Act of 2002

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herein.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: August 5, 2014

E*TRADE Financial Corporation (Registrant)

By	/s/ PAUL T. IDZIK
Paul T. Idzik
Chief Executive Officer
(Principal Executive Officer)

By	/s/ MATTHEW J. AUDETTE
Matthew J. Audette
Chief Financial Officer
(Principal Financial and Accounting Officer)