Form 10-Q
period 2014-09-30
E TRADE FINANCIAL Corp
filed 2014-11-04
CIK 1015780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
As of October 31, 2014, there were 289,161,187 shares of common stock outstanding.

E*TRADE FINANCIAL CORPORATION
FORM 10-Q QUARTERLY REPORT
For the Quarter Ended September 30, 2014

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
Key Factors Affecting Financial Performance
Our financial performance is affected by a number of factors outside of our control, including:

•	customer demand for financial products and services;

•	weakness or strength of the residential real estate and credit markets;

•	performance, volume and volatility of the equity and capital markets;

•	customer perception of the financial strength of our franchise;

•	market demand and liquidity in the secondary market for mortgage loans and securities;

•	market demand and liquidity in the wholesale borrowings market, including securities sold under agreements to repurchase;

•	the level and volatility of interest rates;

•	our ability to obtain regulatory approval to move capital from our bank to our parent company; and

•	changes to the rules and regulations governing the financial services industry.
In addition to the items noted above, our success in the future will depend upon, among other things, our ability to:

•	have continued success in the acquisition, growth and retention of brokerage customers;

•	generate meaningful growth in our retirement, investing and savings customer products;

•	enhance our risk management capabilities;

•	mitigate credit costs;

•	achieve the capital ratios stated in our capital plan, with a particular focus on the Tier 1 leverage ratio at E*TRADE Bank;

•	generate capital sufficient to meet our operating needs at both our bank and our parent company;

•	assess and manage interest rate risk; and

•	maintain disciplined expense control and improved operational efficiency.

Management monitors a number of metrics in evaluating the Company’s performance. The most significant of these are shown in the table and discussed in the text below:

	Three Months Ended September 30,		Variance	Nine Months Ended September 30,		Variance
	2014	2013	2014 vs. 2013	2014	2013	2014 vs. 2013
Customer Activity Metrics:
Daily average revenue trades ("DARTs")	153,494	145,150	6%	168,526	147,777	14%
Average commission per trade	$11.05	$11.15	(1)%	$10.79	$11.18	(3)%
Margin receivables (dollars in billions)	$8.1	$6.2	31%	$8.1	$6.2	31%
End of period brokerage accounts	3,126,476	2,975,842	5%	3,126,476	2,975,842	5%
Net new brokerage accounts	23,510	13,111	79%	128,417	72,651	77%
Annualized brokerage account attrition rate	9.1%	9.0%	*	8.5%	8.7%	*
Customer assets (dollars in billions)	$281.7	$240.6	17%	$281.7	$240.6	17%
Net new brokerage assets (dollars in billions)	$2.3	$2.4	(4)%	$7.4	$7.2	3%
Brokerage related cash (dollars in billions)	$40.4	$38.2	6%	$40.4	$38.2	6%
Company Financial Metrics:
Corporate cash (dollars in millions)	$610	$373	64%	$610	$373	64%
E*TRADE Financial Tier 1 leverage ratio	7.7%	6.6%	1.1%	7.7%	6.6%	1.1%
E*TRADE Financial Tier 1 common ratio	16.1%	12.9%	3.2%	16.1%	12.9%	3.2%
E*TRADE Bank Tier 1 leverage ratio	10.4%	9.5%	0.9%	10.4%	9.5%	0.9%
Special mention loan delinquencies (dollars in millions)	$159	$278	(43)%	$159	$278	(43)%
Allowance for loan losses (dollars in millions)	$401	$459	(13)%	$401	$459	(13)%
Enterprise net interest spread	2.54%	2.30%	0.24%	2.52%	2.32%	0.20%
Enterprise interest-earning assets (average dollars in billions)	$41.3	$40.8	1%	$41.6	$40.6	2%

*	Percentage not meaningful.
Customer Activity Metrics

•	DARTs are the predominant driver of commissions revenue from our customers.

•	Average commission per trade is an indicator of changes in our customer mix, product mix and/or product pricing.

•	Margin receivables represent credit extended to customers to finance their purchases of securities by borrowing against securities they own and are a key driver of net operating interest income.

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
Significant Events in the Third Quarter of 2014
$75 Million Dividend Issued from E*TRADE Bank to the Parent Company

•
We received approval from our regulators for a $75 million dividend from E*TRADE Bank to the parent company, totaling $400 million in dividends over the last five quarters, continuing to reflect significant progress on our capital plan.

Enhancements to Our Trading and Investing Products and Services

•
We launched several mobile enhancements, including a new iPhone® application for iOS 8, with touch ID fingerprint authentication, and a home screen widget containing market and watch list information, as well as an app for the Amazon Fire Phone.

•	We made improvements to our website, including revamping the Fixed Income Solutions Center with updated tools and resources.

•	We enhanced and added more functionality to our active trader platform, most prominently a more fulsome integration of FX trading.

•	We evolved our offering suite through launching browser-based trading, enabling real-time monitoring and execution.
Market Recognition

•
Our corporate services business was rated #1 for client satisfaction and loyalty for the third consecutive year by Group Five, an independent consulting and research firm, in their 2014 Stock Plan Administration Study Industry Report.

EARNINGS OVERVIEW
We generated net income of $86 million and $252 million, or $0.29 and $0.86 per diluted share, on total net revenue of $440 million and $1.4 billion for the three and nine months ended September 30, 2014, respectively. Net operating interest income increased 12% to $269 million and 11% to $805 million for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013, which were driven primarily by the size and mix of the balance sheet as well as increases in net interest spread. Commissions, fees and service charges and other revenue increased 7% to $163 million and 13% to $508 million for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013, which were driven primarily by increased order flow revenue and advisor management fees, in addition to increased trading activity.
Provision for loan losses decreased 73% to $10 million and 79% to $26 million for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013. The decreases were driven primarily by improving economic conditions, as evidenced by the lower levels of delinquent loans in the one- to four-family and home equity loan portfolios, lower net charge-offs, home price improvement and loan portfolio run-off. Total operating expenses increased 2% to $277 million for the three months ended September 30, 2014 compared to the same period in 2013, primarily due to an increase in compensation and benefits expense. Total operating expenses decreased 13% to $851 million for the nine months ended September 30, 2014, compared to the same period in 2013 driven primarily by $142 million in impairment of goodwill that was recognized in the second quarter of 2013 which increased operating expenses for the same period in 2013.
The following sections describe in detail the changes in key operating factors and other changes and events that affected net revenue, provision for loan losses, operating expense, other income (expense) and income tax expense.
Revenue
The components of revenue and the resulting variances are as follows (dollars in millions):

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
			2014 vs. 2013				2014 vs. 2013
	2014	2013	Amount	%	2014	2013	Amount	%
Net operating interest income	$269	$241	$28	12%	$805	$725	$80	11%
Commissions	108	103	5	5%	341	310	31	10%
Fees and service charges	45	40	5	13%	138	113	25	22%
Principal transactions	—	13	(13)	*	10	56	(46)	(82)%
Gains on loans and securities, net	8	12	(4)	(33)%	30	49	(19)	(39)%
Net impairment	—	(1)	1	*	—	(3)	3	*
Other revenues	10	9	1	11%	29	27	2	7%
Total non-interest income	171	176	(5)	(3)%	548	552	(4)	(1)%
Total net revenue	$440	$417	$23	6%	$1,353	$1,277	$76	6%

*	Percentage not meaningful.
Net Operating Interest Income
Net operating interest income increased 12% to $269 million and 11% to $805 million for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013. Net operating interest income is earned primarily through investing deposits and customer payables in enterprise interest-earning assets, which include: available-for-sale securities, held-to-maturity securities, margin receivables and real estate loans.
The following table presents enterprise average balance sheet data and enterprise income and expense data for our operations, as well as the related net interest spread, yields and rates and have been prepared on the basis required by the SEC’s Industry Guide 3, "Statistical Disclosure by Bank Holding Companies" (dollars in millions):

	Three Months Ended September 30,
	2014			2013
	Average Balance	Operating Interest Inc./Exp.	Average Yield/Cost	Average Balance	Operating Interest Inc./Exp.	Average Yield/Cost
Enterprise interest-earning assets:
Loans(1)	$6,871	$70	4.05%	$9,288	$96	4.15%
Available-for-sale securities	12,595	70	2.23%	13,011	69	2.11%
Held-to-maturity securities	11,366	81	2.84%	9,853	65	2.62%
Margin receivables	7,645	67	3.47%	5,938	56	3.75%
Cash and equivalents	1,316	—	0.15%	1,544	1	0.20%
Segregated cash	904	—	0.06%	517	—	0.09%
Securities borrowed and other	649	28	16.89%	661	12	7.08%
Total enterprise interest-earning assets	41,346	316	3.04%	40,812	299	2.92%
Non-operating interest-earning and non-interest earning assets(2)	4,523			4,312
Total assets	$45,869			$45,124
Enterprise interest-bearing liabilities:
Deposits	$25,068	2	0.03%	$25,804	4	0.05%
Customer payables	6,624	2	0.13%	5,548	2	0.15%
Securities sold under agreements to repurchase	3,753	30	3.07%	4,446	37	3.29%
Federal Home Loan Bank ("FHLB") advances and other borrowings	1,290	16	4.75%	1,292	17	5.20%
Securities loaned and other	1,634	—	0.03%	874	—	0.01%
Total enterprise interest-bearing liabilities	38,369	50	0.50%	37,964	60	0.62%
Non-operating interest-bearing and non-interest bearing liabilities(3)	2,270			2,383
Total liabilities	40,639			40,347
Total shareholders’ equity	5,230			4,777
Total liabilities and shareholders’ equity	$45,869			$45,124
Excess of enterprise interest-earning assets over enterprise interest-bearing liabilities/Enterprise net interest income/Spread	$2,977	$266	2.54%	$2,848	$239	2.30%

Enterprise net interest margin (net yield on enterprise interest-earning assets)			2.57%			2.34%
Ratio of enterprise interest-earning assets to enterprise interest-bearing liabilities			107.76%			107.50%
Return on average:
Total assets			0.75%			0.42%
Total shareholders' equity			6.59%			3.97%
Average equity to average total assets			11.40%			10.59%

Reconciliation from enterprise net interest income to net operating interest income (dollars in millions):

	Three Months Ended September 30,
	2014	2013
Enterprise net interest income	$266	$239
Taxable equivalent interest adjustment	(1)	(1)
Customer assets held by third parties(4)	4	3
Net operating interest income	$269	$241

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

(4)
Includes revenue earned on average customer assets of $14.6 billion and $12.0 billion for the three months ended September 30, 2014 and 2013, respectively, held by third parties outside the Company, including money market funds and sweep deposit accounts at unaffiliated financial institutions. Fees earned on the customer assets are based on the federal funds rate plus a negotiated spread or other contractual arrangement with the third party institutions.

	Nine Months Ended September 30,
	2014			2013
	Average Balance	Operating Interest Inc./Exp.	Average Yield/Cost	Average Balance	Operating Interest Inc./Exp.	Average Yield/Cost
Enterprise interest-earning assets:
Loans(1)	$7,556	$231	4.07%	$9,828	$305	4.14%
Available-for-sale securities	12,940	221	2.28%	12,800	200	2.08%
Held-to-maturity securities	11,075	240	2.88%	9,709	184	2.52%
Margin receivables	7,307	194	3.56%	5,761	164	3.82%
Cash and equivalents	1,258	1	0.15%	1,501	3	0.21%
Segregated cash	847	1	0.09%	382	—	0.10%
Securities borrowed and other	633	66	13.84%	644	38	7.89%
Total enterprise interest-earning assets	41,616	954	3.06%	40,625	894	2.94%
Non-operating interest-earning and non-interest earning assets(2)	4,331			4,715
Total assets	$45,947			$45,340
Enterprise interest-bearing liabilities:
Deposits	$25,331	6	0.03%	$26,113	10	0.05%
Customer payables	6,416	7	0.15%	5,302	6	0.14%
Securities sold under agreements to repurchase	4,071	95	3.07%	4,455	111	3.29%
Federal Home Loan Bank ("FHLB") advances and other borrowings	1,285	50	5.09%	1,280	51	5.27%
Securities loaned and other	1,457	—	0.03%	827	—	0.01%
Total enterprise interest-bearing liabilities	38,560	158	0.54%	37,977	178	0.62%
Non-operating interest-bearing and non-interest bearing liabilities(3)	2,285			2,490
Total liabilities	40,845			40,467
Total shareholders’ equity	5,102			4,873
Total liabilities and shareholders’ equity	$45,947			$45,340
Excess of enterprise interest-earning assets over enterprise interest-bearing liabilities/Enterprise net interest income/Spread	$3,056	$796	2.52%	$2,648	$716	2.32%

Enterprise net interest margin (net yield on enterprise interest-earning assets)			2.55%			2.35%
Ratio of enterprise interest-earning assets to enterprise interest-bearing liabilities			107.93%			106.97%
Return on average:
Total assets			0.73%			0.08%
Total shareholders' equity			6.58%			0.77%
Average equity to average total assets			11.10%			10.75%

Reconciliation from enterprise net interest income to net operating interest income (dollars in millions):

	Nine Months Ended September 30,
	2014	2013
Enterprise net interest income	$796	$716
Taxable equivalent interest adjustment	(1)	(1)
Customer assets held by third parties(4)	10	10
Net operating interest income	$805	$725

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

(4)
Includes revenue earned on average customer assets of $14.2 billion and $10.9 billion for the nine months ended September 30, 2014 and 2013, respectively, held by third parties outside the Company, including money market funds and sweep deposit accounts at unaffiliated financial institutions. Fees earned on the customer assets are based on the federal funds rate plus a negotiated spread or other contractual arrangement with the third party institutions.
The fluctuation in enterprise interest-earning assets is driven primarily by changes in enterprise interest-bearing liabilities, specifically deposits and customer payables. Average enterprise interest-earning assets increased 1% to $41.3 billion and 2% to $41.6 billion for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013. The increases in average enterprise interest-earning assets were primarily a result of increases in average held-to-maturity securities and margin receivables, which were partially offset by decreases in average loans compared to the same periods in 2013.
Average enterprise interest-bearing liabilities increased 1% to $38.4 billion and 2% to $38.6 billion for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013. The increases in average enterprise interest-bearing liabilities were primarily due to increases in average customer payables and securities loaned and other, partially offset by decreases in average deposits and securities sold under agreements to repurchase.
As part of our strategy to strengthen our overall financial and franchise position, we have been focused on improving our capital ratios by reducing risk and deleveraging the balance sheet. Our deleveraging strategy included transferring customer deposits to third party institutions. At September 30, 2014, $14.8 billion of our customers' assets were held at third party institutions, including third party banks and money market funds. Approximately 71% of these off-balance sheet assets resulted from our deleveraging efforts. We estimate the impact of our deleveraging efforts on net operating interest income to be approximately 135 basis points based on the estimated current re-investment rates on these assets, less approximately 30 basis points of cost associated with holding these assets on our balance sheet, primarily FDIC insurance premiums. While we may take some tactical actions in future periods, we consider this deleveraging initiative to be complete.
Enterprise net interest spread increased by 24 basis points and 20 basis points to 2.54% and 2.52% for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013. Enterprise net interest spread is driven by changes in average balances and average interest rates earned or paid on those balances. During the three and nine months ended September 30, 2014, the increases in enterprise net interest spread were driven primarily by the growth in margin receivables and securities loaned coupled with higher yields on the securities lending business, and lower wholesale borrowing costs due to a decrease in securities sold under agreements to repurchase. These increases were partially offset by the decrease in loans and lower rates earned on margin receivables. Enterprise net interest spread may further fluctuate based on the size and mix of the balance sheet, as well as the impact from the level of interest rates.
Commissions
Commissions revenue increased 5% to $108 million and 10% to $341 million for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013. The main factors that affect commissions are DARTs, average commission per trade and the number of trading days.
DART volume increased 6% to 153,494 and 14% to 168,526 for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013. Option-related DARTs as a percentage of total DARTs represented 23% and 22% of trading volume for the three and nine months ended September 30, 2014, respectively, compared to 24% for both the same periods in 2013.
Average commission per trade decreased 1% to $11.05 and 3% to $10.79 for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013. Average commission per trade is impacted by customer mix and the different commission rates on various trade types (e.g. equities, options, fixed income, stock plan, exchange-traded funds, mutual funds, forex and cross border). Accordingly, changes in the mix of trade types will impact average commission per trade.

Fees and Service Charges
Fees and service charges increased 13% to $45 million and 22% to $138 million for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013. The table below shows the components of fees and service charges and the resulting variances (dollars in millions):

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
			2014 vs. 2013				2014 vs. 2013
	2014	2013	Amount	%	2014	2013	Amount	%
Order flow revenue	$22	$19	$3	16%	$69	$52	$17	33%
Mutual fund service fees	6	5	1	20%	17	16	1	6%
Advisor management fees	6	3	3	100%	17	9	8	89%
Foreign exchange revenue	4	4	—	0%	12	11	1	9%
Reorganization fees	1	3	(2)	(67)%	5	6	(1)	(17)%
Other fees and service charges	6	6	—	0%	18	19	(1)	(5)%
Total fees and service charges	$45	$40	$5	13%	$138	$113	$25	22%
The increases in fees and services charges for the three and nine months ended September 30, 2014, compared to the same periods in 2013, were driven primarily by increased order flow revenue as a result of increased trading volumes and as E*TRADE Securities began routing all of its order flow to third parties following the sale of G1 Execution Services, LLC which was completed on February 10, 2014. In addition, advisor management fees increased, driven by assets in managed accounts within our retirement, investing and savings products, which were $3.0 billion at September 30, 2014, compared to $2.1 billion at September 30, 2013.
Principal Transactions
Principal transactions decreased 82% to $10 million for the nine months ended September 30, 2014 compared to the same period in 2013. There was no principal transactions revenue for the three months ended September 30, 2014. Principal transactions were derived from our market making business in which we acted as a market-maker for our brokerage customers’ orders as well as orders from third party customers. On February 10, 2014, we completed the sale of the market making business to an affiliate of Susquehanna International Group, LLP ("Susquehanna") and no longer generate principal transactions revenue.
Gains on Loans and Securities, Net
Gains on loans and securities, net decreased 33% to $8 million and 39% to $30 million for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013. The table below shows the activity and resulting variances (dollars in millions):

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
			2014 vs. 2013				2014 vs. 2013
	2014	2013	Amount	%	2014	2013	Amount	%
Gains (losses) on loans, net	$(3)	$(1)	$(2)	200%	$4	$(1)	$5	*
Gains on available-for-sale securities, net	12	16	(4)	(25)%	34	50	(16)	(32)%
Hedge ineffectiveness	(1)	(3)	2	(67)%	(8)	—	(8)	*
Gains on securities, net	11	13	(2)	(15)%	26	50	(24)	(48)%
Gains on loans and securities, net	$8	$12	$(4)	(33)%	$30	$49	$(19)	(39)%

*	Percentage not meaningful.

Gains on loans and securities, net for the nine months ended September 30, 2014 included a $7 million gain recognized on the sale of one- to four-family loans modified as TDRs during the second quarter of 2014, and a $6 million gain recognized on the sale of our remaining $17 million in amortized cost of available-for-sale non-agency CMOs in the first quarter of 2014.
Provision for Loan Losses
Provision for loan losses decreased 73% to $10 million and 79% to $26 million for the three and nine months ended

September 30, 2014, respectively, compared to the same periods in 2013. The decrease in provision for loan losses was driven primarily by improving economic conditions, as evidenced by the lower levels of delinquent loans in the one- to four-family and home equity loan portfolios, lower net charge-offs, home price improvement and loan portfolio run-off for the nine months ended September 30, 2014. Provision for loan losses also included $11 million and $13 million of benefits recognized from settlements with third party mortgage originators during the nine months ended September 30, 2014 and 2013, respectively. The timing and magnitude of the provision for loan losses is affected by many factors and we anticipate variability from quarter to quarter, particularly as home equity lines of credit begin converting to amortizing loans.
Operating Expense
The components of operating expense and the resulting variances are as follows (dollars in millions):

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
			2014 vs. 2013				2014 vs. 2013
	2014	2013	Amount	%	2014	2013	Amount	%
Compensation and benefits	$108	$88	$20	23%	$305	$270	$35	13%
Advertising and market development	21	21	—	0%	88	81	7	9%
Clearing and servicing	21	31	(10)	(32)%	72	94	(22)	(23)%
FDIC insurance premiums	18	25	(7)	(28)%	61	79	(18)	(23)%
Professional services	27	23	4	17%	79	59	20	34%
Occupancy and equipment	22	17	5	29%	59	53	6	11%
Communications	17	16	1	6%	53	53	—	0%
Depreciation and amortization	19	22	(3)	(14)%	60	68	(8)	(12)%
Amortization of other intangibles	5	6	(1)	(17)%	16	18	(2)	(11)%
Impairment of goodwill	—	—	—	*	—	142	(142)	*
Facility restructuring and other exit activities	2	6	(4)	(67)%	6	23	(17)	(74)%
Other operating expenses	17	16	1	6%	52	40	12	30%
Total operating expense	$277	$271	$6	2%	$851	$980	$(129)	(13)%

*	Percentage not meaningful.
Compensation and Benefits
Compensation and benefits increased 23% to $108 million and 13% to $305 million for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013. The increase resulted primarily from increased salaries expense due to increased headcount and increased incentive compensation when compared to the same periods in 2013.
Clearing and Servicing
Clearing and servicing decreased 32% to $21 million and 23% to $72 million for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013. The decrease resulted primarily from a decrease in clearing fees as a result of the sale of the market making business which was partially offset by costs associated with an increase in trading volumes, when compared to the same periods in 2013. Additionally, servicing fees decreased when compared to the same periods in 2013 as the loan portfolio continues to run off.
FDIC Insurance Premiums
FDIC insurance premiums decreased 28% to $18 million and 23% to $61 million for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013. The decrease for the nine months ended September 30, 2014 was due to the sale of $0.8 billion of our one- to four-family loans modified as TDRs during the second quarter of 2014 as well as continued improvement and quality of our balance sheet, improving capital ratios and overall risk profile when compared to the same periods in 2013. TDRs are considered underperforming assets and are assessed at a higher rate in the FDIC insurance calculation. We expect sustained savings as a result of the sale, and as we continue to improve the quality of the balance sheet and capital ratios in future periods.

Professional Services
Professional services increased 17% to $27 million and 34% to $79 million for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013, primarily driven by professional services engagements focused on improving the customer experience and overall product offering, as well as our continued enterprise risk management build-out.
Impairment of Goodwill
Impairment of goodwill was $142 million for the nine months ended September 30, 2013. This impairment represented the entire amount of goodwill associated with the market making business, which was sold in the first quarter of 2014. There were no similar charges during the nine months ended September 30, 2014.
Facility Restructuring and Other Exit Activities
Facility restructuring and other exit activities were $2 million and $6 million for the three and nine months ended September 30, 2014, respectively, compared to $6 million and $23 million for the same periods in 2013. The costs in 2014 were driven by severance costs incurred primarily related to our exit of the market making business and were partially offset by the $4 million gain on the sale of that business, which was completed on February 10, 2014. The costs in 2013 were driven primarily by severance costs incurred as part of the expense reduction initiatives in the prior periods.
Other Operating Expenses
Other operating expenses increased 6% to $17 million and 30% to $52 million for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013. The increases were driven primarily by increased expenses related to real estate owned compared to the same periods in 2013. In addition, a legal accrual reversal of $3 million in the second quarter of 2013 offset the other operating expenses for the nine months ended September 30, 2013.
Other Income (Expense)
Other income (expense) decreased 3% to $28 million and increased 17% to $95 million for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013 as shown in the following table (dollars in millions):

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
			2014 vs. 2013				2014 vs. 2013
	2014	2013	Amount	%	2014	2013	Amount	%
Corporate interest expense	$(29)	$(29)	$—	0%	$(86)	$(86)	$—	0%
Losses on early extinguishment of debt	—	—	—	*	(12)	—	(12)	*
Equity in income of investments and other	1	—	1	*	3	5	(2)	(40)%
Total other income (expense)	$(28)	$(29)	$1	(3)%	$(95)	$(81)	$(14)	17%

*	Percentage not meaningful.
Total other income (expense) primarily consisted of corporate interest expense of $29 million for both the three months ended September 30, 2014 and 2013 and $86 million for both the nine months ended September 30, 2014 and 2013. In addition, during the nine months ended September 30, 2014 we recognized $12 million of losses on early extinguishment of debt as a result of the early extinguishment of $100 million in repurchase agreements.
Income Tax Expense
Income tax expense was $39 million and $129 million for the three and nine months ended September 30, 2014, respectively, compared to income tax expense of $33 million and $62 million for the same periods in 2013. The effective tax rate was 31% and 34% for the three and nine months ended September 30, 2014, respectively, compared to 41% and 69% for the same periods in 2013. Income tax expense for the three and nine months ended September 30, 2014 included $8 million of benefit primarily related to the settlement of a state tax audit. Income tax expense for the nine months ended September 30, 2014 also included $5 million of benefit related to a recent change to the New York state tax code and its impact on state deferred taxes. Excluding the impact of the recent change to the New York state tax code and the settlement of the state tax audit, our effective tax rate for the three and nine months ended September 30, 2014 would have been 38% and 37%, respectively calculated in the following table (dollars in millions):

	For the Three Months Ended September 30, 2014			For the Nine Months Ended September 30, 2014
	Pre-tax Income	Tax Expense (Benefit)	Tax Rate	Pre-tax Income	Tax Expense (Benefit)	Tax Rate
Taxes and tax rate before the impact of the change in New York state tax code and settlement of a state tax audit	$125	$47	38%	$381	$142	37%
Impact of the change in the New York State tax code	—	—		—	(5)
Impact primarily related to the settlement of a state tax audit	—	(8)		—	(8)
Income taxes and tax rate as reported	$125	$39	31%	$381	$129	34%

At the end of June 2013, we decided to exit the market making business, and as a result recorded $142 million in goodwill impairment during the nine months ended September 30, 2013. The $142 million goodwill impairment charge associated with the market making business was non-deductible for tax purposes. In addition, the overall state apportionment increased significantly as a result of the exit of the market making business and we expected our state taxable income to increase in future periods. We expected to utilize net operating losses in California; therefore we recognized a tax benefit of $26 million during the nine months ended September 30, 2013, the majority of which consisted of releasing valuation allowances for net operating losses, research and development credits and revaluation of other deferred tax assets relating to California. Without the exit of the market making business, the effective tax rate for the nine months ended September 30, 2013 would have been 38%, calculated in the following table (dollars in millions):

	For the Nine Months Ended September 30, 2013
	Pre-tax Income	Tax Expense	Tax Rate
Taxes and tax rate before impact of exit of market making business	$232	$88	38%
Impact of exit of market making business:
Goodwill impairment charge	(142)	—
State apportionment change	—	(26)
Income taxes and tax rate as reported	$90	$62	69%
Valuation Allowance
We are required to establish a valuation allowance for deferred tax assets and record a corresponding charge to income tax expense if it is determined, based on evaluation of available evidence at the time the determination is made, that it is more likely than not that some or all of the deferred tax assets will not be realized. If we were to conclude that a valuation allowance was required, the resulting loss could have a material adverse effect on our financial condition and results of operations. As of September 30, 2014, we did not establish a valuation allowance against our federal deferred tax assets as we believe that it is more likely than not that all of these assets will be realized. Slightly less than half of our existing federal deferred tax assets are not related to net operating losses and therefore, have no expiration date. We expect to utilize the majority of our existing federal deferred tax assets within the next five years.
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

Trading and Investing
The following table summarizes trading and investing financial information and key customer activity metrics as of and for the three and nine months ended September 30, 2014 and 2013 (dollars in millions, except for key metrics):

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
			2014 vs. 2013				2014 vs. 2013
	2014	2013	Amount	%	2014	2013	Amount	%
Net operating interest income	$165	$134	$31	23%	$459	$401	$58	14%
Commissions	108	103	5	5%	341	310	31	10%
Fees and service charges	45	39	6	15%	137	111	26	23%
Principal transactions	—	13	(13)	*	10	56	(46)	(82)%
Other revenues	9	8	1	13%	25	24	1	4%
Total net revenue	327	297	30	10%	972	902	70	8%
Total operating expense	183	171	12	7%	574	688	(114)	(17)%
Trading and investing income	$144	$126	$18	14%	$398	$214	$184	86%

Key Customer Activity Metrics:
DARTs	153,494	145,150	8,344	6%	168,526	147,777	20,749	14%
Average commission per trade	$11.05	$11.15	$(0.10)	(1)%	$10.79	$11.18	$(0.39)	(3)%
Margin receivables (dollars in billions)	$8.1	$6.2	$1.9	31%	$8.1	$6.2	$1.9	31%
End of period brokerage accounts	3,126,476	2,975,842	150,634	5%	3,126,476	2,975,842	150,634	5%
Net new brokerage accounts	23,510	13,111	10,399	79%	128,417	72,651	55,766	77%
Annualized brokerage account attrition rate	9.1%	9.0%	0.1%	*	8.5%	8.7%	(0.2)%	*
Customer assets (dollars in billions)	$281.7	$240.6	$41.1	17%	$281.7	$240.6	$41.1	17%
Net new brokerage assets (dollars in billions)	$2.3	$2.4	$(0.1)	(4)%	$7.4	$7.2	$0.2	3%
Brokerage related cash (dollars in billions)	$40.4	$38.2	$2.2	6%	$40.4	$38.2	$2.2	6%

*	Percentage not meaningful.
The trading and investing segment offers products and services to individual retail investors, generating revenue from these customer relationships and from corporate services activities. This segment currently generates four main sources of revenue: net operating interest income; commissions; fees and service charges; and other revenues. Net operating interest income is generated primarily from margin receivables and from a deposit transfer pricing arrangement with the balance sheet management segment. The balance sheet management segment utilizes deposits and customer payables and compensates the trading and investing segment via a market-based transfer pricing arrangement. This compensation is reflected in segment results as operating interest income for the trading and investing segment and operating interest expense for the balance sheet management segment, and is eliminated in consolidation. Other revenues include results from providing software and services for managing equity compensation plans from corporate customers, as we ultimately service retail investors through these corporate relationships.
Trading and investing income increased 14% to $144 million and 86% to $398 million for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013. We continued to generate net new brokerage accounts, ending the third quarter of 2014 with 3.1 million accounts. Brokerage related cash, which is one of our most profitable sources of funding, increased by $2.2 billion to $40.4 billion when compared to the same period in 2013.
Trading and investing, net operating interest income increased 23% to $165 million and 14% to $459 million for the three and nine months ended September 30, 2014, respectively, driven primarily by the growth in margin receivables coupled with higher yields on securities borrowed balances when compared to the same periods in 2013.

Trading and investing commissions revenue increased 5% to $108 million and 10% to $341 million for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013. The increases were primarily due to increases in DARTs of 6% to 153,494 and 14% to 168,526 for the three and nine months ended September 30, 2014, respectively, partially offset by decreases in average commission per trade of 1% to $11.05 and 3% to $10.79, compared to the same periods in 2013.
Trading and investing fees and service charges increased 15% to $45 million and 23% to $137 million for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013. The increases in fees and services charges were driven primarily by increased order flow revenue as a result of increased trading volumes and as E*TRADE Securities began routing all of its order flow to third parties following the sale of G1 Execution Services, LLC which was completed on February 10, 2014. In addition, advisor management fees increased driven by assets in managed accounts within our retirement, investing and savings products, which were $3.0 billion at September 30, 2014, compared to $2.1 billion at September 30, 2013.
Trading and investing principal transactions decreased 82% to $10 million for the nine months ended September 30, 2014 compared to the same period in 2013. There was no principal transactions revenue for the three months ended September 30, 2014. Principal transactions were derived from our market making business in which we acted as a market-maker for our brokerage customers’ orders as well as orders from third party customers. On February 10, 2014, we completed the sale of the market making business to an affiliate of Susquehanna and no longer generate principal transactions revenue.
Trading and investing operating expense increased 7% to $183 million and decreased 17% to $574 million for the three and nine months ended September 30, 2014 compared to the same periods in 2013. The increase for the three months ended September 30, 2014, was driven by increased compensation and benefits primarily as a result of increased incentive compensation, and increased professional services expense as a result of our focus on improving the customer experience and overall product offering. The decrease for the nine months ended September 30, 2014, compared to the same period in 2013 was driven by higher operating expenses in the prior period as a result of $142 million in impairment of goodwill associated with the market making business, which was recognized in the second quarter of 2013.
As of September 30, 2014, we had approximately 3.1 million brokerage accounts, 1.3 million stock plan accounts and 0.4 million banking accounts. For the three months ended September 30, 2014 and 2013, our brokerage products contributed 79% and 78%, respectively, and our banking products contributed 21% and 22%, respectively, of total trading and investing net revenue. For the nine months ended September 30, 2014 and 2013, our brokerage products contributed 80% and 78%, respectively, and our banking products contributed 20% and 22%, respectively, of total trading and investing net revenue.
Balance Sheet Management
The following table summarizes balance sheet management financial information and key financial metrics as of and for the three and nine months ended September 30, 2014 and 2013 (dollars in millions):

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
			2014 vs. 2013				2014 vs. 2013
	2014	2013	Amount	%	2014	2013	Amount	%
Net operating interest income	$104	$107	$(3)	(3)%	$346	$324	$22	7%
Fees and service charges	—	1	(1)	*	1	2	(1)	(50)%
Gains on loans and securities, net	8	12	(4)	(33)%	30	49	(19)	(39)%
Net impairment	—	(1)	1	*	—	(3)	3	*
Other revenues	1	1	—	0%	4	3	1	33%
Total net revenue	113	120	(7)	(6)%	381	375	6	2%
Provision for loan losses	10	37	(27)	(73)%	26	126	(100)	(79)%
Total operating expense	36	43	(7)	(16)%	113	135	(22)	(16)%
Balance sheet management income	$67	$40	$27	68%	$242	$114	$128	112%
Key Financial Metrics:
Special mention loan delinquencies	$159	$278	$(119)	(43)%	$159	$278	$(119)	(43)%
Allowance for loan losses	$401	$459	$(58)	(13)%	$401	$459	$(58)	(13)%

*	Percentage not meaningful.

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
The balance sheet management segment income increased 68% to $67 million and 112% to $242 million for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013. The increases in balance sheet management income were primarily due to decreases in provision for loan losses of 73% to $10 million and 79% to $26 million for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013.
The balance sheet management net operating interest income decreased 3% to $104 million and increased 7% to $346 million for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013. The decrease for the three months ended September 30, 2014 was driven by the decrease in interest earned on the loan portfolio as it continues to pay down, partially offset by an increase in interest earned on our securities portfolio, compared to the same period in 2013. The increase for the nine months ended September 30, 2014 was driven by the growth in average balances and increased yields of our securities portfolio, which more than offset the decrease in the interest earned on the loan portfolio, compared to the same period in 2013.
Gains on loans and securities, net decreased 33% to $8 million and 39% to $30 million for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013. Gains on loans and securities, net for the nine months ended September 30, 2014 included a $7 million gain on the sale of one- to four-family loans modified as TDRs during the second quarter of 2014, and a $6 million gain recognized on the sale of our remaining $17 million in amortized cost of available-for-sale non-agency CMOs in the first quarter of 2014.
Provision for loan losses decreased 73% to $10 million and 79% to $26 million for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013. The decreases in provision for loan losses were driven primarily by improving economic conditions, as evidenced by the lower levels of delinquent loans in the one- to four-family and home equity loan portfolios, lower net charge-offs, home price improvement and loan portfolio run-off. The timing and magnitude of the provision for loan losses is affected by many factors and we anticipate variability from quarter to quarter, particularly as home equity lines of credit begin converting to amortizing loans.
Total balance sheet management operating expense decreased 16% for both the three and nine months ended September 30, 2014 to $36 million and to $113 million, respectively, compared to the same periods in 2013. The decrease in operating expense for the three and nine months ended September 30, 2014 resulted primarily from lower FDIC insurance premiums and reduced servicing expenses due to lower loan balances, partially offset by increased expense related to real estate owned when compared to the same periods in 2013.
Corporate/Other
The following table summarizes corporate/other financial information for the three and nine months ended September 30, 2014 and 2013 (dollars in millions):

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
			2014 vs. 2013				2014 vs. 2013
	2014	2013	Amount	%	2014	2013	Amount	%
Total net revenue	$—	$—	$—	*	$—	$—	$—	*
Compensation and benefits	32	25	7	28%	83	68	15	22%
Professional services	10	13	(3)	(23)%	34	31	3	10%
Occupancy and equipment	4	2	2	100%	11	5	6	120%
Communications	—	—	—	*	1	1	—	0%
Depreciation and amortization	4	4	—	0%	13	12	1	8%
Facility restructuring and other exit activities	2	6	(4)	(67)%	6	23	(17)	(74)%
Other operating expenses	6	7	(1)	(14)%	16	17	(1)	(6)%
Total operating expense	58	57	1	2%	164	157	7	4%
Operating loss	(58)	(57)	(1)	2%	(164)	(157)	(7)	4%
Total other income (expense)	(28)	(29)	1	(3)%	(95)	(81)	(14)	17%
Corporate/other loss	$(86)	$(86)	$—	0%	$(259)	$(238)	$(21)	9%

*	Percentage not meaningful.
The corporate/other category includes costs that are centrally-managed, technology related costs incurred to support centrally-managed functions, restructuring and other exit activities, corporate debt and corporate investments.
The corporate/other loss before income taxes was $86 million and $259 million for the three and nine months ended September 30, 2014, respectively, compared to $86 million and $238 million for the same periods in 2013.
The operating loss increased 2% to $58 million and 4% to $164 million for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013. The increases during the three and nine months ended September 30, 2014 were primarily due to increased compensation and benefits, and occupancy and equipment partially offset by lower facility restructuring and other exit activities. The increase in compensation and benefits for the three and nine months ended September 30, 2014 compared to the same periods in 2013 resulted primarily from increased salaries expense. Facility restructuring and other exit activities for the three and nine months ended September 30, 2014 were driven by severance costs incurred primarily related to our exit of the market making business. These costs were partially offset by the $4 million gain on the sale of that business, which was completed on February 10, 2014.
Total other income (expense) primarily consisted of corporate interest expense of $29 million for both the three months ended September 30, 2014 and 2013 and $86 million for both the nine months ended September 30, 2014 and 2013. In addition, during the nine months ended September 30, 2014 we recognized $12 million of losses on early extinguishment of debt as a result of the early extinguishment of $100 million in repurchase agreements.

BALANCE SHEET OVERVIEW
The following table sets forth the significant components of the consolidated balance sheet (dollars in millions):

			Variance
	September 30,	December 31,	2014 vs. 2013
	2014	2013	Amount	%
Assets:
Cash and equivalents	$1,809	$1,838	$(29)	(2)%
Segregated cash	608	1,066	(458)	(43)%
Securities(1)	24,363	23,773	590	2%
Margin receivables	8,117	6,353	1,764	28%
Loans receivable, net	6,302	8,123	(1,821)	(22)%
Investment in FHLB stock	77	61	16	26%
Other(2)	4,543	5,066	(523)	(10)%
Total assets	$45,819	$46,280	$(461)	(1)%
Liabilities and shareholders’ equity:
Deposits	$24,927	$25,971	$(1,044)	(4)%
Wholesale borrowings(3)	5,211	5,822	(611)	(10)%
Customer payables	6,526	6,310	216	3%
Corporate debt	1,771	1,768	3	0%
Other liabilities	2,110	1,553	557	36%
Total liabilities	40,545	41,424	(879)	(2)%
Shareholders’ equity	5,274	4,856	418	9%
Total liabilities and shareholders’ equity	$45,819	$46,280	$(461)	(1)%

(1)	Includes balance sheet line items available-for-sale and held-to-maturity securities.

(2)	Includes balance sheet line items property and equipment, net, goodwill, other intangibles, net and other assets.

(3)	Includes balance sheet line items securities sold under agreements to repurchase and FHLB advances and other borrowings.
Segregated Cash
Segregated cash decreased by $458 million to $608 million during the nine months ended September 30, 2014. The level of cash required to be segregated under federal or other regulations, or segregated cash, is driven largely by customer cash and securities lending balances we hold as a liability in excess of the amount of margin receivables and securities borrowed balances we hold as an asset. The excess represents customer cash that we are required by our regulators to segregate for the exclusive benefit of our brokerage customers.

Securities
Available-for-sale and held-to-maturity securities are summarized as follows (dollars in millions):

			Variance
	September 30,	December 31,	2014 vs. 2013
	2014	2013	Amount	%
Available-for-sale securities:
Debt securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$11,235	$12,236	$(1,001)	(8)%
Non-agency CMOs	—	14	(14)	(100)%
Total residential mortgage-backed securities	11,235	12,250	(1,015)	(8)%
Other debt securities	1,249	1,342	(93)	(7)%
Total debt securities	12,484	13,592	(1,108)	(8)%
Publicly traded equity securities(1)	32	—	32	*
Total available-for-sale securities	$12,516	$13,592	$(1,076)	(8)%
Held-to-maturity securities:
Agency residential mortgage-backed securities and CMOs	$9,489	$8,359	$1,130	14%
Other debt securities	2,358	1,822	536	29%
Total held-to-maturity securities	$11,847	$10,181	$1,666	16%
Total securities	$24,363	$23,773	$590	2%

*	Percentage not meaningful.

(1)	Publicly traded equity securities consisted of investments in a mutual fund related to the Community Reinvestment Act.
Securities represented 53% and 51% of total assets at September 30, 2014 and December 31, 2013, respectively. We classify securities as available-for-sale or held-to-maturity based on our investment strategy and management’s assessment of our intent and ability to hold the securities until maturity. The decrease in available-for-sale securities during the nine months ended September 30, 2014 was primarily due to net sales and principal paydowns on agency mortgage-backed securities and CMOs. Additionally, we sold $17 million in amortized cost of available-for-sale non-agency CMOs during the first quarter of 2014 as part of our continued focus to reduce legacy risks. The increase in held-to-maturity securities was a result of the purchase of agency mortgage-backed securities and CMOs and agency debt securities included in other debt securities.
Loans Receivable, Net
Loans receivable, net are summarized as follows (dollars in millions):

			Variance
	September 30,	December 31,	2014 vs. 2013
	2014	2013	Amount	%
One- to four-family	$3,196	$4,475	$(1,279)	(29)%
Home equity	2,991	3,454	(463)	(13)%
Consumer and other	488	602	(114)	(19)%
Unamortized premiums, net	28	45	(17)	(38)%
Allowance for loan losses	(401)	(453)	52	(11)%
Total loans receivable, net	$6,302	$8,123	$(1,821)	(22)%
Loans receivable, net decreased 22% to $6.3 billion at September 30, 2014 from $8.1 billion at December 31, 2013. We are continuing our strategy of reducing balance sheet risk by allowing the loan portfolio to pay down, which we plan to do for the foreseeable future. Additionally, we sold $0.8 billion of our one- to four-family loans modified as TDRs. These loans were transferred to held-for-sale at March 31, 2014 and sold during the second quarter of 2014. As a result of this transaction, we recorded a charge-off of $42 million related to these one- to four-family loans which drove the majority of the decrease in the allowance for loan losses during the nine months ended September 30, 2014.

Other Assets
Other assets are summarized as follows (dollars in millions):

			Variance
	September 30,	December 31,	2014 vs. 2013
	2014	2013	Amount	%
Property and equipment, net	$240	$237	$3	1%
Goodwill	1,792	1,792	—	—%
Other intangibles	199	216	(17)	(8)%
Other assets:
Deferred tax assets, net	1,018	1,239	(221)	(18)%
Deposits paid for securities borrowed	461	536	(75)	(14)%
Held-for-sale assets	—	177	(177)	(100)%
Other	833	869	(36)	(4)%
Total other assets	$4,543	$5,066	$(523)	(10)%
Total other assets decreased 10% to $4.5 billion due primarily to decreases in deferred tax assets, deposits paid for securities borrowed and due to the disposition of held-for-sale assets related to our market making business during the nine months ended September 30, 2014. At December 31, 2013, held-for-sale assets were reported in the other assets line item on the consolidated balance sheet, which consisted primarily of $105 million of trading securities and $21 million of other intangibles, net. We completed the sale of the market making business on February 10, 2014. See Note 2—Disposition in Item 1. Consolidated Financial Statements (Unaudited) for additional information on the market making business.
Deposits
Deposits are summarized as follows (dollars in millions):

			Variance
	September 30,	December 31,	2014 vs. 2013
	2014	2013	Amount	%
Sweep deposits	$19,098	$19,592	$(494)	(3)%
Complete savings deposits	3,859	4,303	(444)	(10)%
Checking deposits	1,068	1,098	(30)	(3)%
Other money market and savings deposits	850	914	(64)	(7)%
Time deposits	52	64	(12)	(19)%
Total deposits	$24,927	$25,971	$(1,044)	(4)%
Deposits represented 61% and 63% of total liabilities at September 30, 2014 and December 31, 2013, respectively. At September 30, 2014, 90% of our customer deposits were covered by FDIC insurance. Deposits provide the benefit of lower interest costs compared with wholesale funding alternatives.
The majority of the deposits balance, specifically sweep deposits, is included in brokerage related cash and reported as a customer activity metric of $40.4 billion and $39.7 billion at September 30, 2014 and December 31, 2013, respectively. The total brokerage related cash balance is summarized as follows (dollars in millions):

			Variance
	September 30,	December 31,	2014 vs. 2013
	2014	2013	Amount	%
Deposits	$24,927	$25,971	$(1,044)	(4)%
Less: bank related cash(1)	(5,829)	(6,379)	550	(9)%
Customer payables	6,526	6,310	216	3%
Customer assets held by third parties(2)	14,822	13,783	1,039	8%
Total brokerage related cash(3)	$40,446	$39,685	$761	2%

(1)	Bank related cash includes complete savings deposits, checking deposits, other money market and savings deposits and time deposits.

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
As part of our strategy to strengthen our overall financial and franchise position we have been focused on improving our capital ratios by reducing risk and deleveraging the balance sheet. Our deleveraging strategy included transferring customer deposits to third party institutions. At September 30, 2014, our customers held $14.8 billion of assets at third party institutions, including third party banks and money market funds. Approximately 71% of these off-balance sheet assets resulted from our deleveraging efforts.  While we may take some tactical actions in future periods, we consider our deleveraging initiatives to be complete.
Customer assets held by third parties included $4.5 billion and $4.4 billion of customer sweep deposits at both September 30, 2014 and December 31, 2013, respectively in the extended insurance sweep deposit account program ("ESDA") that we have in place for brokerage customers. At September 30, 2014, the ESDA program utilized E*TRADE Bank in combination with six additional third party program banks to allow certain customers the ability to insure at least $1,250,000 of the cash they hold in the ESDA. In addition, customer assets held by third parties at September 30, 2014 and December 31, 2013 included $10.3 billion and $9.4 billion, respectively, held in third party money market funds in which our customers can elect to participate.
Wholesale Borrowings
Wholesale borrowings, which consist of securities sold under agreements to repurchase and FHLB advances and other borrowings, are summarized as follows (dollars in millions):

			Variance
	September 30,	December 31,	2014 vs. 2013
	2014	2013	Amount	%
Securities sold under agreements to repurchase	$3,917	$4,543	$(626)	(14)%
FHLB advances	866	851	15	2%
Total securities sold under agreements to repurchase and FHLB advances	4,783	5,394	(611)	(11)%
Subordinated debentures	428	428	—	0%
Total wholesale borrowings	$5,211	$5,822	$(611)	(10)%
Wholesale borrowings represented 13% and 14% of total liabilities at September 30, 2014 and December 31, 2013, respectively. Securities sold under agreements to repurchase and FHLB advances are the primary wholesale funding sources of the Bank. During the nine months ended September 30, 2014, total wholesale borrowings decreased by $611 million primarily due to the scheduled expiration of $600 million of securities sold under agreements to repurchase during the second quarter of 2014. We also terminated $100 million of securities sold under agreements to repurchase during the first quarter of 2014, which resulted in a $12 million loss on early extinguishment of debt. This decrease was partially offset by the effect of large amounts of customer net buying activity at the end of September 2014, which was temporarily funded with wholesale borrowings.

Corporate Debt
Corporate debt by type is shown as follows (dollars in millions):

	Face Value	Discount	Net
September 30, 2014
Interest-bearing notes:
6 3/4% Notes, due 2016	$435	$(3)	$432
6% Notes, due 2017	505	(3)	502
6 3/8% Notes, due 2019	800	(5)	795
Total interest-bearing notes	1,740	(11)	1,729
Non-interest-bearing debt:
0% Convertible debentures, due 2019	42	—	42
Total corporate debt	$1,782	$(11)	$1,771

	Face Value	Discount	Net
December 31, 2013
Interest-bearing notes:
6 3/4% Notes, due 2016	$435	$(4)	$431
6% Notes, due 2017	505	(4)	501
6 3/8% Notes, due 2019	800	(6)	794
Total interest-bearing notes	1,740	(14)	1,726
Non-interest-bearing debt:
0% Convertible debentures, due 2019	42	—	42
Total corporate debt	$1,782	$(14)	$1,768
Other Liabilities
Other liabilities increased 36% to $2.1 billion due primarily to an increase of $0.8 billion to $1.8 billion in deposits received for securities loaned at September 30, 2014.
Shareholders’ Equity
The activity in shareholders’ equity during the nine months ended September 30, 2014 is summarized as follows (dollars in millions):

	Common Stock / Additional Paid-In Capital	Accumulated Deficit / Other Comprehensive Loss	Total
Beginning balance, December 31, 2013	$7,331	$(2,475)	$4,856
Net income	—	252	252
Net change from available-for-sale securities	—	122	122
Net change from cash flow hedging instruments	—	32	32
Other(1)	12	—	12
Ending balance, September 30, 2014	$7,343	$(2,069)	$5,274

(1)	Other includes conversions of convertible debentures and share-based compensation.

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

Our corporate liquidity needs are primarily driven by the amount of principal and interest due on our corporate debt as well as any capital needs at E*TRADE Bank. Our banking liquidity needs are driven primarily by the level and volatility of our customer activity. Management maintains a set of liquidity sources and monitors certain business trends and market metrics closely in an effort to ensure we have sufficient liquidity and to avoid dependence on other more expensive sources of funding.
Management believes the following sources of liquidity are of critical importance in maintaining ample funding for liquidity needs: corporate cash, bank cash, deposits and unused FHLB borrowing capacity. Management believes that within deposits, sweep deposits are of particular importance as they are the most stable source of liquidity for E*TRADE Bank when compared to non-sweep deposits. While in recent periods we have transferred customer sweep deposits to third party banks that participate in our ESDA program, we maintain the ability to bring the majority of these off-balance sheet deposits back to E*TRADE Bank with appropriate notification to the third party program banks. In addition, certain customer payables and sweep deposits were transferred to third party money market funds. At September 30, 2014, we had $4.5 billion and $10.3 billion of customer deposits at third party banks and third party money market funds, respectively. We continually assess our liquidity position with respect to our ESDA program with the third party banks, and maintain additional sources of liquidity outside of deposits through other programs that are available to us. Refer to Other Sources of Liquidity within this section for additional information on those programs.
Capital is generated primarily through the business operations of the trading and investing and balance sheet management segments, which are primarily contained within E*TRADE Bank; therefore, we believe a key indicator of the capital generated or used in our business operations is the level of regulatory capital in E*TRADE Bank. At September 30, 2014, E*TRADE Bank’s Tier 1 leverage ratio was 10.4%, an increase from 9.5% at December 31, 2013. We have been focused on improving the Tier 1 leverage ratio at E*TRADE Bank through continued earnings and deleveraging the balance sheet by a reduction in wholesale borrowings, retail deposits and customer payables. While we may take some tactical actions in future periods, we consider our deleveraging initiatives to be complete within E*TRADE Bank. We are now focused on continuing to generate capital through earnings.
We submitted an initial capital plan to the OCC and Federal Reserve during the second quarter of 2012. The plan included: our five-year business strategy; forecasts of our business results and capital ratios; capital distribution plans in current and adverse operating conditions; and internally developed stress tests. During the third quarter of 2012, we received initial feedback from our regulators on this plan and we believe that key elements of this plan, specifically reducing risk, deleveraging the balance sheet and the development of an enterprise risk management function, are critical. We submitted an updated capital plan to the OCC and Federal Reserve in February 2013, which included the key elements outlined in the initial plan as well as the progress made during 2012 on those key elements. We believe we have made important progress on our capital plan, as evidenced by the $400 million in dividends that our regulators approved from E*TRADE Bank, including $225 million during the nine months ended September 30, 2014 and $175 million during 2013. We plan to request a similar dividend each quarter over the near term up to the level of E*TRADE Bank's net income from the previous quarter, while continuing an active and ongoing dialogue with our regulators to ensure our execution of the plan is consistent with their expectations.
Consolidated Cash and Equivalents
The consolidated cash and equivalents balance decreased by $29 million to $1.8 billion at September 30, 2014 when compared to December 31, 2013. The majority of this balance is cash held in regulated subsidiaries, primarily the Bank, outlined as follows (dollars in millions):

	September 30,	December 31,	September 30,
	2014	2013	2013
Corporate cash	$610	$415	$373
Bank cash(1)	1,175	1,402	1,401
International brokerage and other cash	24	21	22
Total consolidated cash and equivalents	$1,809	$1,838	$1,796

(1)
Bank cash included $691 million, $507 million and $453 million of cash at September 30, 2014, December 31, 2013 and September 30, 2013, respectively, held by E*TRADE Clearing LLC and E*TRADE Securities LLC, which are broker-dealer subsidiaries of E*TRADE Bank.

Corporate cash is the primary source of liquidity at the parent company. We define corporate cash as cash held at the parent company as well as cash held in certain subsidiaries that can distribute cash to the parent company without any regulatory approval. We believe corporate cash is a useful measure of the parent company’s liquidity as it is the primary source of capital above and beyond the capital deployed in our regulated subsidiaries. Corporate cash can fluctuate in any given quarter and is impacted primarily by tax settlements, approval and timing of subsidiary dividends, debt service costs and other overhead cost sharing arrangements. Corporate cash ended the third quarter of 2014 at $610 million, which included the $76 million cash proceeds from the sale of the market making business in the first quarter of 2014 and the $225 million in dividends from E*TRADE Bank to the parent company during the nine months ended September 30, 2014. We target corporate cash to be at least two times our scheduled annual debt service payments and corporate debt with scheduled maturities coming due in the next 12 months. Currently we do not have any corporate debt with scheduled maturities in the next 12 months. As such, our target is approximately $220 million, or two times our annual debt service.
From the level of corporate cash at September 30, 2014 we would expect the balance to grow assuming we receive regulatory approval for ongoing dividends along with the fact that the parent company had $323 million in net deferred tax assets, which will ultimately become sources of corporate cash as the parent’s subsidiaries reimburse the parent for the use of its deferred tax assets. However, with corporate cash at $610 million, well above our target at September 30, 2014, we believe we are in a position to reduce our debt in the near term by approximately $400 million, subject to market conditions.
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
E*TRADE Bank is subject to capital requirements determined by its primary regulators. At September 30, 2014 and December 31, 2013, E*TRADE Bank had $2.3 billion and $1.9 billion, respectively, of capital in excess of the amount needed to meet the regulatory minimum Tier 1 leverage ratio required to be considered "well capitalized."
Our broker-dealer subsidiaries are subject to capital requirements determined by their respective regulators. At September 30, 2014 and December 31, 2013, all of our brokerage subsidiaries met their minimum net capital requirements. Our broker-dealer subsidiaries had excess net capital of $1.0 billion at September 30, 2014, an increase of $152 million from $873 million at December 31, 2013. The excess net capital of the broker-dealer subsidiaries at September 30, 2014 included $597 million and $411 million of excess net capital at E*TRADE Clearing LLC and E*TRADE Securities LLC, respectively, which are subsidiaries of E*TRADE Bank and these amounts are also included in the excess capital of E*TRADE Bank.
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

	September 30,	December 31,	September 30,
	2014	2013	2013
Shareholders’ equity	$5,274	$4,856	$4,829
Deduct:
Losses in other comprehensive income on available-for-sale debt securities and cash flow hedges, net of tax	(304)	(459)	(426)
Goodwill and other intangible assets, net of deferred tax liabilities	1,609	1,654	1,681
Disallowed servicing assets and deferred tax assets	1,063	1,185	1,223
Tier 1 common	2,906	2,476	2,351
Add:
Qualifying restricted core capital elements (TRUPs)(1)	433	433	433
Tier 1 capital	3,339	2,909	2,784
Add:
Allowable allowance for loan losses	228	228	231
Total capital	$3,567	$3,137	$3,015
Total average assets	$45,869	$46,038	$45,123
Deduct:
Goodwill and other intangible assets, net of deferred tax liabilities	1,609	1,654	1,681
Disallowed servicing assets and deferred tax assets	1,063	1,185	1,223
Average total assets for leverage capital purposes	$43,197	$43,199	$42,219

Total risk-weighted assets(2)	$18,070	$17,992	$18,200

Tier 1 leverage ratio (Tier 1 capital / Average total assets for leverage capital purposes)	7.7%	6.7%	6.6%
Tier 1 capital / Total risk-weighted assets	18.5%	16.2%	15.3%
Total capital / Total risk-weighted assets	19.7%	17.4%	16.6%
Tier 1 common ratio (Tier 1 common / Total risk-weighted assets)	16.1%	13.8%	12.9%

(1)
The Company included 100% of its trust preferred securities ("TRUPs") in E*TRADE Financial's Tier 1 capital, as the final ruling issued in July 2013 by the regulatory agencies has the phase-out of TRUPs beginning January 1, 2015 for the Company. If the TRUPs phase-out had been implemented, E*TRADE Financial's Tier 1 leverage ratio would have been 6.8% at September 30, 2014.

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

At September 30, 2014, our Tier 1 leverage ratio was approximately 7.7% compared to the minimum ratio required to be "well capitalized" of 5%, the Tier 1 risk-based capital ratio was approximately 18.5% compared to the minimum ratio required to be "well capitalized" of 6%, and the total risk-based capital ratio was approximately 19.7% compared to the minimum ratio required to be "well capitalized" of 10%. Our Tier 1 common ratio was 16.1% at September 30, 2014.
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
We believe the most relevant element of the final rule to us relate to the risk-weighting of margin receivables, which will qualify for 0% risk-weighting. We believe this change will have a favorable impact on our current capital ratios. In addition, the final rule gives the option for a one-time permanent election for the inclusion or exclusion in the calculation of Common Tier 1 capital of unrealized gains (losses) on all available-for-sale debt securities; we currently intend to elect to exclude unrealized gains (losses).

On September 9. 2014, U.S. Federal banking agencies issued an inter-agency final rule that implements a quantitative liquidity coverage ratio ("LCR") that is generally consistent with, and in some respects stricter than, the international LCR standard established by the Basel Committee on Banking Supervision. The purpose of the LCR is to require certain financial institutions to hold minimum amounts of high-quality, liquid assets against projected net cash outflows over a 30-day period of stressed conditions. While the LCR does not apply to companies with less than $50 billion in assets, including the Company, we believe we would be compliant with the LCR standards set out in the final rule.
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
Other Sources of Liquidity
We also maintain uncommitted lines of credit with unaffiliated banks to finance margin lending, with available balances subject to approval when utilized. At September 30, 2014, there were no outstanding balances.
We rely on borrowed funds, from sources such as securities sold under agreements to repurchase and FHLB advances, to provide liquidity for E*TRADE Bank. Our ability to borrow these funds is dependent upon the continued availability of funding in the wholesale borrowings market. In addition, we can borrow from the Federal Reserve Bank’s discount window to meet short-term liquidity requirements, although it is not viewed as a primary source of funding. At September 30, 2014, E*TRADE Bank had approximately $2.8 billion and $1.0 billion in additional collateralized borrowing capacity with the FHLB and the Federal Reserve Bank, respectively. We also have the ability to generate liquidity in the form of additional deposits by raising the yield on our customer deposit account products.
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

Credit Risk Management
Credit risk is the risk of loss arising from the inability or failure of a borrower or counterparty to meet its credit obligations. We are exposed to credit risk in the following areas:

•
We hold credit risk exposure in our loan portfolio. We are not currently originating or purchasing loans, and we are continuing our strategy of reducing balance sheet risk by allowing the loan portfolio to pay down.

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

Loss Mitigation on the Loan Portfolio
Our credit risk operations team focuses on the mitigation of potential losses in the loan portfolio. Through a variety of strategies, including voluntary line closures, automatically freezing lines on all delinquent accounts, and freezing lines on loans with materially reduced home equity, we have reduced our exposure to open home equity lines from a high of over $7 billion in 2007 to $184 million at September 30, 2014.
We have a loan modification program that focuses on the mitigation of potential losses in the loan portfolio. We consider modifications in which we make an economic concession to a borrower experiencing financial difficulty a TDR. During the nine months ended September 30, 2014 and 2013, we modified $17 million and $72 million, respectively, of one- to four-family loans and $11 million and $14 million, respectively, of home equity loans, in which the modification was considered a TDR. In order to significantly reduce risk on the legacy loan portfolio, we sold $0.8 billion of our one- to four-family loans modified as TDRs during the second quarter of 2014.
In addition, we process minor modifications on a number of loans through traditional collections actions taken in the normal course of servicing delinquent accounts. These actions typically result in an insignificant delay in the timing of payments; therefore, we do not consider such activities to be economic concessions to the borrowers. At September 30, 2014 and December 31, 2013, we had $27 million and $32 million, respectively, of mortgage loans with a minor modification that was not considered a TDR. Approximately 7% of these loans were classified as nonperforming at both September 30, 2014 and December 31, 2013.
To reduce vendor oversight and regulatory risk, we have an initiative to assess our servicing relationships and, where appropriate, consolidate loan servicing or transfer certain mortgage loans to servicers that specialize in managing troubled assets. We completed a servicer transfer of $246 million of mortgage loans as a result of this initiative during the first quarter of 2014. At September 30, 2014, $2.2 billion of our mortgage loans were held at servicers that specialize in managing troubled assets. We believe this initiative has improved and will continue to improve the credit performance in future periods of the loans transferred compared to the expected credit performance of these same loans if they had not been transferred.
We continue to review the mortgage loan portfolio in order to identify loans to be repurchased by the originator. Our review is primarily focused on identifying loans with violations of transaction representations and warranties or material misrepresentation on the part of the seller. Any loans identified with these deficiencies are submitted to the original seller for repurchase. During the nine months ended September 30, 2014 and 2013, we agreed to settlements with third-party mortgage originators specific to loans sold to us by those originators. One-time payments were agreed upon to satisfy in full all pending and future requests with those specific originators. We applied the full amount of payments of $11 million and $13 million for the nine months ended September 30, 2014 and 2013, respectively, as recoveries to the allowance for loan losses, resulting in a corresponding reduction to net charge-offs as well as our provision for loan losses. Approximately $23 million of loans were repurchased by or settled with the original sellers during the nine months ended September 30, 2014, for a total of $456 million of loans that were repurchased, including global settlements, since we actively started reviewing our purchased loan portfolio beginning in 2008. While we may continue to pursue loans to be repurchased by or settled with the original sellers, we consider this effort to be substantially complete.
CONCENTRATIONS OF CREDIT RISK
Loans
One- to four-family loans include interest-only loans for a five to ten year period, followed by an amortizing period ranging from 20 to 25 years. At September 30, 2014, 42% of our one- to four-family portfolio were not yet amortizing. However, during the trailing twelve months ended September 30, 2014, based on the unpaid principal balance before charge-offs, approximately 15% of these borrowers made voluntary annual principal payments of at least $2,500 and slightly over a third of those borrowers made voluntary annual principal payments of at least $10,000.
The home equity loan portfolio is primarily second lien loans on residential real estate properties, which have a higher level of credit risk than first lien mortgage loans. Approximately 15% of the home equity loan portfolio was in the first lien position and we held both the first and second lien positions in less than 1% of the home equity loan portfolio at September 30, 2014. The home equity loan portfolio consisted of approximately 20% of home equity installment loans and approximately 80% of home equity lines of credit at September 30, 2014.
Home equity installment loans are primarily fixed rate and fixed term, fully amortizing loans that do not offer the option of an interest-only payment. The majority of home equity lines of credit convert to amortizing loans at the end of the draw period, which typically ranges from five to ten years. Approximately 8% of this portfolio will require the borrowers to repay the loan in full at the end of the draw period, commonly referred to as "balloon loans." At September 30, 2014, 86% of the home equity line of credit portfolio had not converted from the interest-only draw period and had not begun amortizing. However, during the trailing twelve months ended September 30, 2014, approximately 40% of our borrowers made voluntary annual principal payments of at least $500 on their home equity lines of credit and slightly under half of those borrowers reduced their principal balance by at least $2,500.
The following table outlines when one- to four-family and home equity lines of credit convert to amortizing by percentage of the one- to four-family and home equity line of credit portfolios, respectively, at September 30, 2014:

Period of Conversion to Amortizing Loan	% of One- to Four-Family Portfolio	% of Home Equity Line of Credit Portfolio
Already amortizing	58%	14%
Through December 31, 2014	0%	3%
Year ending December 31, 2015	4%	27%
Year ending December 31, 2016	16%	43%
Year ending December 31, 2017	22%	13%
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
The following tables show the distribution of the mortgage loan portfolios by credit risk factor (dollars in millions):

	One- to Four-Family		Home Equity
Current LTV/CLTV(1)	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
<=80%	$1,826	$1,912	$1,132	$1,142
80%-100%	841	1,365	813	866
100%-120%	333	711	584	736
>120%	196	487	462	710
Total mortgage loans receivable	$3,196	$4,475	$2,991	$3,454
Average estimated current LTV/CLTV (2)	79%	90%	92%	98%
Average LTV/CLTV at loan origination (3)	71%	72%	80%	80%

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

(3)	Average LTV/CLTV at loan origination calculations are based on LTV/CLTV at time of purchase for one- to four-family purchased loans and undrawn balances for home equity loans.

	One- to Four-Family		Home Equity
Documentation Type	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Full documentation	$1,404	$1,847	$1,531	$1,769
Low/no documentation	1,792	2,628	1,460	1,685
Total mortgage loans receivable	$3,196	$4,475	$2,991	$3,454

	One- to Four-Family		Home Equity
Current FICO (1)	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
>=720	$1,827	$2,252	$1,578	$1,811
719 - 700	318	436	304	343
699 - 680	253	366	255	293
679 - 660	196	296	204	245
659 - 620	253	404	273	310
<620	349	721	377	452
Total mortgage loans receivable	$3,196	$4,475	$2,991	$3,454

(1)
FICO scores are updated on a quarterly basis; however, at September 30, 2014 and December 31, 2013, there were some loans for which the updated FICO scores were not available. The current FICO distribution at September 30, 2014 included the most recent FICO scores where available, otherwise the original FICO score was used, for approximately $74 million and $4 million of one- to four-family and home equity loans, respectively. The current FICO distribution at December 31, 2013 included original FICO scores for approximately $95 million and $10 million of one- to four-family and home equity loans, respectively.

	One- to Four-Family		Home Equity
Vintage Year	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
2003 and prior	$115	$146	$118	$151
2004	330	423	212	274
2005	651	869	808	933
2006	1,233	1,775	1,440	1,630
2007	866	1,260	406	458
2008	1	2	7	8
Total mortgage loans receivable	$3,196	$4,475	$2,991	$3,454
Average age of mortgage loans receivable (years)	8.5	7.7	8.6	7.9

	One- to Four-Family		Home Equity
Geographic Location	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
California	$1,416	$2,111	$932	$1,083
Florida	227	300	215	247
New York	220	301	233	259
Virginia	163	206	139	158
Other states	1,170	1,557	1,472	1,707
Total mortgage loans receivable	$3,196	$4,475	$2,991	$3,454
Approximately 38% and 40% of the Company’s mortgage loans receivable were concentrated in California at September 30, 2014 and December 31, 2013, respectively. No other state had concentrations of mortgage loans that represented 10% or more of the Company’s mortgage loans receivable at September 30, 2014 and December 31, 2013.
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

The following table presents the allowance for loan losses by loan portfolio (dollars in millions):

	One- to Four-Family		Home Equity		Consumer and Other		Total
	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
General reserve:
Quantitative component	$9	$34	$278	$212	$11	$21	$298	$267
Qualitative component	9	8	23	50	3	4	35	62
Specific valuation allowance	9	60	59	64	—	—	68	124
Total allowance for loan losses	$27	$102	$360	$326	$14	$25	$401	$453
Allowance as a % of loans receivable(1)	0.8%	2.3%	12.0%	9.4%	2.9%	4.1%	6.0%	5.3%

(1)	Allowance as a percentage of loans receivable is calculated based on the gross loans receivable for each respective category.
The one- to four-family allowance for loan losses decreased 74% to $27 million at September 30, 2014 from $102 million at December 31, 2013. This decline was primarily a result of the sale of $0.8 billion of our one- to four-family loans modified as TDRs during the second quarter of 2014.  As a result of this transaction, we recorded a charge-off of $42 million related to these one- to four-family loans which had been previously recorded as part of the specific valuation allowance and drove the majority of the decrease in the allowance for loan losses during the nine months ended September 30, 2014.
The home equity allowance for loan losses increased 10% to $360 million at September 30, 2014 from $326 million at December 31, 2013, inclusive of the migration of certain estimated losses previously captured in the qualitative component into the quantitative component. As of September 30, 2014, we enhanced our quantitative allowance methodology to identify higher risk home equity lines of credit and extend the period of management’s forecasted loan losses captured within the general allowance to include the total probable loss on a subset of these higher risk loans. This enhancement drove the migration of estimated losses previously captured on these loans from the qualitative component to the quantitative component of the general allowance, and drove the majority of the provision for loan losses within the home equity portfolio during the nine months ended September 30, 2014.
Troubled Debt Restructurings
TDRs include two categories of loans: (1) loan modifications completed under our programs that involve granting an economic concession to a borrower experiencing financial difficulty, and (2) loans for which we received bankruptcy notification. The following table shows total TDRs by category at September 30, 2014 and December 31, 2013 (dollars in millions):

	Loans Modified as TDRs(1)	Bankruptcy Loans	Total TDRs
September 30, 2014
One- to four-family	$184	$133	$317
Home equity	173	48	221
Total	$357	$181	$538
December 31, 2013
One- to four-family	$1,036	$136	$1,172
Home equity	188	53	241
Total	$1,224	$189	$1,413

(1)	Includes loans modified as TDRs that also had received a bankruptcy notification of $41 million and $252 million at September 30, 2014 and December 31, 2013, respectively.
Total TDRs decreased $875 million during the nine months ended September 30, 2014 primarily due to the sale of $0.8 billion of our one- to four- family loans modified as TDRs in the second quarter of 2014. See the Allowance for Loan Losses section above for additional information on this transaction.

The following table shows total TDRs by delinquency category at September 30, 2014 and December 31, 2013 (dollars in millions):

	TDRs Current	TDRs 30-89 Days Delinquent	TDRs 90-179 Days Delinquent	TDRs 180+ Days Delinquent	Total Recorded Investment in TDRs
September 30, 2014
One- to four-family	$236	$28	$5	$48	$317
Home equity	183	12	7	19	221
Total	$419	$40	$12	$67	$538
December 31, 2013
One- to four-family	$901	$102	$44	$125	$1,172
Home equity	198	17	7	19	241
Total	$1,099	$119	$51	$144	$1,413
TDRs on accrual status, which are current and have made six or more consecutive payments, were $249 million and $950 million at September 30, 2014 and December 31, 2013, respectively.
Troubled Debt Restructurings – Loan Modifications
We believe the distinction between loans modified as TDRs and total TDRs, which include bankruptcy loans, is important. Our loan modification programs focus on the mitigation of potential losses through making an economic concession to a borrower, whereas with loans for which we have received bankruptcy notification we have not taken any loss mitigation actions. The following table shows loans modified as TDRs by delinquency category at September 30, 2014 and December 31, 2013 (dollars in millions):

	Modifications Current	Modifications 30-89 Days Delinquent	Modifications 90-179 Days Delinquent	Modifications 180+ Days Delinquent	Total Recorded Investment in Modifications
September 30, 2014
One- to four-family	$155	$17	$1	$11	$184
Home equity	149	9	5	10	173
Total	$304	$26	$6	$21	$357
December 31, 2013
One- to four-family	$817	$92	$39	$88	$1,036
Home equity	162	13	4	9	188
Total	$979	$105	$43	$97	$1,224
The following table shows loans modified as TDRs and the specific valuation allowance by loan portfolio as well as the percentage of total expected losses at September 30, 2014 and December 31, 2013 (dollars in millions):

	Recorded Investment in Modifications before Charge-offs	Charge-offs	Recorded Investment in Modifications	Specific Valuation Allowance	Net Investment in Modifications	Specific Valuation Allowance as a % of Modifications	Total Expected Losses
September 30, 2014
One- to four-family	$229	$(45)	$184	$(9)	$175	5%	24%
Home equity	313	(140)	173	(59)	114	34%	64%
Total	$542	$(185)	$357	$(68)	$289	19%	47%
December 31, 2013
One- to four-family	$1,354	$(318)	$1,036	$(60)	$976	6%	28%
Home equity	338	(150)	188	(64)	124	34%	63%
Total	$1,692	$(468)	$1,224	$(124)	$1,100	10%	35%

The recorded investment in loans modified as TDRs includes the charge-offs related to certain loans that were written down to the estimated current value of the underlying property less estimated selling costs. These charge-offs were recorded on modified loans that were delinquent in excess of 180 days, in bankruptcy, or when certain characteristics of the loan, including CLTV, borrower’s credit and type of modification, cast substantial doubt on the borrower’s ability to repay the loan. Included in allowance for loan losses was a specific valuation allowance of $68 million and $124 million that was established for loans modified as TDRs at September 30, 2014 and December 31, 2013, respectively. The specific valuation allowance for these individually impaired loans represents the forecasted losses over the remaining life of the loan, including the economic concession to the borrower.
The total expected loss on loans modified as TDRs includes both the previously recorded charge-offs and the specific valuation allowance. Total expected losses on loans modified as TDRs increased from 35% at December 31, 2013 to 47% at September 30, 2014, primarily due to the sale of $0.8 billion of our one- to four-family loans modified as TDRs. See the Allowance for Loan Losses section above for additional information on this transaction.
Net Charge-offs
The following table provides an analysis of the allowance for loan losses and net charge-offs for the three and nine months ended September 30, 2014 and 2013 (dollars in millions):

	Charge-offs	Recoveries(1)	Net Charge-Offs	% of Average Loans (Annualized)
Three Months Ended September 30, 2014
One- to four-family	$(1)	$—	$(1)	0.03%
Home equity	(13)	7	(6)	0.86%
Consumer and Other	(4)	1	(3)	2.84%
Total	$(18)	$8	$(10)	0.62%
Three Months Ended September 30, 2013
One- to four-family	$(7)	$—	$(7)	0.55%
Home equity	(29)	9	(20)	2.13%
Consumer and Other	(5)	3	(2)	1.67%
Total	$(41)	$12	$(29)	1.27%

	Charge-offs	Recoveries(1)	Net Charge-Offs	% of Average Loans (Annualized)
Nine Months Ended September 30, 2014
One- to four-family	$(44)	$11	$(33)	1.20%
Home equity	(54)	18	(36)	1.50%
Consumer and Other	(13)	4	(9)	2.05%
Total	$(111)	$33	$(78)	1.39%
Nine Months Ended September 30, 2013
One- to four-family	$(37)	$14	$(23)	0.58%
Home equity	(132)	26	(106)	3.58%
Consumer and Other	(29)	10	(19)	3.42%
Total	$(198)	$50	$(148)	2.01%

(1)	Recoveries include the impact of mortgage originator settlements.
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
Net charge-offs for the three and nine months ended September 30, 2014 compared to the same periods in 2013 decreased by $19 million and $70 million, respectively. As discussed above, as a result of our sale of one- to four-family loans modified as TDRs during the second quarter of 2014, we recorded a charge-off of $42 million for these loans during the nine months ended September 30, 2014. Additionally, net charge-offs for the nine months ended September 30, 2014 and 2013 included $11 million and $13 million of benefit recorded from settlements with third party mortgage originators, respectively. The timing and magnitude of charge-offs are affected by many factors and we anticipate variability from quarter to quarter, particularly as home equity lines of credit begin converting to amortizing loans.
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

	September 30, 2014	December 31, 2013
One- to four-family	$22	$70
Home equity	27	36
Consumer and other loans	2	3
Total loans delinquent 90-179 days	$51	$109
Loans delinquent 90-179 days as a percentage of gross loans receivable	0.8%	1.3%
During the nine months ended September 30, 2014, loans delinquent 90 to 179 days decreased by $58 million to $51 million, driven primarily by the sale of our one- to four-family loans modified as TDRs.
In addition, we monitor loans in which a borrower’s current credit history casts doubt on their ability to repay a loan. We classify loans as special mention when they are between 30 and 89 days past due. The following table shows the comparative data for special mention loans (dollars in millions):

	September 30, 2014	December 31, 2013
One- to four-family	$95	$190
Home equity	56	69
Consumer and other loans	8	12
Total special mention loans	$159	$271
Special mention loans receivable as a percentage of gross loans receivable	2.4%	3.2%
The trend in special mention loan balances is generally indicative of the expected trend for charge-offs in future periods, as these loans have a greater propensity to migrate into nonaccrual status and ultimately charge-off. One- to four-family loans are generally secured in a first lien position by real estate assets, reducing the potential loss when compared to an unsecured loan. Home equity loans are generally secured by real estate assets; however, the majority of these loans are secured in a second lien position, which substantially increases the potential loss when compared to a first lien position. The loss severity of our second lien home equity loans was approximately 93% at September 30, 2014.
During the nine months ended September 30, 2014, special mention loans decreased by $112 million to $159 million and are down 85% from their peak of $1.0 billion at December 31, 2008. This decrease was largely due to the sale of our one- to four-family loans modified as TDRs in the second quarter of 2014. While the level of special mention loans can fluctuate significantly in any given period, we believe the continued decrease is an encouraging sign regarding the future credit performance of the mortgage loan portfolio.

Nonperforming Assets
We classify loans as nonperforming when they are no longer accruing interest, which includes loans that are 90 days and greater past due, TDRs that are on nonaccrual status for all classes of loans and certain performing junior liens that have a delinquent senior lien. The following table shows the comparative data for nonperforming loans and assets (dollars in millions):

	September 30, 2014	December 31, 2013
One- to four-family	301	526
Home equity	172	164
Consumer and other	2	3
Total nonperforming loans receivable	475	693
Real estate owned and other repossessed assets, net	39	53
Total nonperforming assets, net	$514	$746
Nonperforming loans receivable as a percentage of gross loans receivable	7.1%	8.1%
One- to four-family allowance for loan losses as a percentage of one- to four-family nonperforming loans receivable	8.9%	19.5%
Home equity allowance for loan losses as a percentage of home equity nonperforming loans receivable	209.2%	198.3%
Consumer and other allowance for loan losses as a percentage of consumer and other nonperforming loans receivable	795.5%	868.3%
Total allowance for loan losses as a percentage of total nonperforming loans receivable	84.4%	65.4%

During the nine months ended September 30, 2014, nonperforming assets, net decreased $232 million to $514 million when compared to December 31, 2013. The decrease in the one- to four-family nonperforming loans receivable during the nine months ended September 30, 2014 was primarily due to the sale of $0.8 billion of our one- to four-family loans modified as TDRs, which included $377 million of nonperforming loans. The decrease in nonperforming loans receivable was partially offset by an increase in nonperforming TDRs that had been charged-off due to bankruptcy notification. In February 2014, the OCC issued clarifying guidance related to consumer debt discharged in Chapter 7 bankruptcy proceedings. As a result of the clarifying guidance, beginning the first quarter of 2014 these bankruptcy loans remain on nonaccrual status regardless of payment history. This change did not have a material impact on our statement of financial condition, results of operations or cash flows. Prior to this change, we had $238 million of bankruptcy loans as performing loans at December 31, 2013.
Securities
We focus primarily on security type and credit rating to monitor credit risk in our securities portfolios. We consider securities backed by the U.S. government or its agencies to have low credit risk as the long-term debt rating of the U.S. government is AA+ by Standard & Poor ("S&P") and AAA by Moody’s and Fitch at September 30, 2014. At September 30, 2014, the amortized cost of these securities accounted for over 99% of our total securities portfolio. We review the remaining debt securities that were not backed by the U.S. government or its agencies according to their credit ratings from S&P, Moody’s and Fitch where available. At September 30, 2014, all municipal bonds and corporate bonds were rated investment grade (defined as a rating equivalent to a Moody’s rating of "Baa3" or higher, or a S&P or Fitch rating of "BBB-" or higher).
Certain non-agency CMOs were other-than-temporarily impaired as a result of the deterioration in the expected credit performance of the underlying loans in those specific securities. During the nine months ended September 30, 2014, we sold our remaining $17 million in amortized cost of the available-for-sale non-agency CMOs as part of our continued focus to reduce legacy risks.
SUMMARY OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in conformity with GAAP. Note 1—Organization, Basis of Presentation and Summary of Significant Accounting Policies of Part II. Item 8. Financial Statements and Supplementary Data in the Company's Annual Report on Form 10-K for the year ended December 31, 2013 contains a summary of our significant accounting policies, many of which require the use of estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes for the periods presented. We believe that of our significant accounting policies, the following are critical because they are based on estimates and assumptions that require complex and subjective judgments by management: allowance for loan losses; valuation of goodwill and other intangible assets; estimates of effective tax rates, deferred taxes and valuation allowance; classification and valuation of certain investments; accounting for derivative instruments; and fair value measurements. Changes in these estimates or assumptions could materially impact our financial condition and results of operations, and actual results could differ from our estimates. We updated our accounting policy for the allowance for loan losses as of and for the period ended September 30, 2014 to reflect significant changes in management's estimates and assumptions. Our remaining critical accounting policies are more fully described in Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Summary of Critical Accounting Policies and Estimates in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
Allowance for Loan Losses
Description
The allowance for loan losses is management’s estimate of probable losses inherent in the loan portfolio as of the balance sheet date. In determining the adequacy of the allowance, we perform periodic evaluations of the loan portfolio and loss forecasting assumptions. As of September 30, 2014, the allowance for loan losses was $401 million on $6.7 billion of total loans receivable designated as held-for-investment.
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
For loans that are not TDRs, we established a general allowance. The one- to four-family and home equity loan portfolios represented 48% and 45%, respectively, of total loans receivable as of September 30, 2014. The one- to four-family and home equity loan portfolios are separated into risk segments based on key risk factors, which include but are not limited to loan type, delinquency history, documentation type, LTV/CLTV ratio and borrowers’ credit scores. Both current CLTV and FICO scores are among the factors utilized to categorize the risk associated with mortgage loans and assign a probability assumption of future default. We utilize historical mortgage loan performance data to develop the forecast of delinquency and default for these risk segments. The general allowance for loan losses also included a qualitative component to account for a variety of factors that present additional uncertainty that may not be fully considered in the quantitative loss model but are factors we believe may impact the level of credit losses. We utilize a qualitative factor framework whereby, on a quarterly basis, management assesses the risk associated with three main factors. These factors are: external factors, such as changes in the macro-economic, legal and regulatory environment; internal factors, such as procedural changes and reliance on third parties; and portfolio specific factors, such as the impact on borrowers' monthly payments from one- to four-family loans converting from interest only to amortizing. The uncertainty related to these factors may expand overtime, temporarily increasing the qualitative component in advance of the more precise identification of these probable losses being captured within the general allowance.
The total qualitative component was $35 million and $62 million as of September 30, 2014 and December 31, 2013, respectively. The qualitative component for the one- to four-family and home equity loan portfolios was 11% and 24% of the quantitative component of the general allowance for loan losses at September 30, 2014 and December 31, 2013, respectively. As of September 30, 2014, we enhanced our quantitative allowance methodology to identify higher risk home equity lines of credit and extend the period of management’s forecasted loan losses captured within the general allowance to include the total probable loss on a subset of these higher risk loans. This enhancement drove the migration of estimated losses previously captured on these loans from the qualitative component to the quantitative component of the general allowance, and drove the majority of the provision for loan losses within the home equity portfolio during the nine months ended September 30, 2014.

The consumer and other loan portfolio is separated into risk segments by product and delinquency status. We utilize historical performance data and historical recovery rates on collateral liquidation to forecast delinquency and loss at the product level. The consumer and other loan portfolio represented 7% of total loans receivable as of September 30, 2014. The qualitative component for the consumer and other loan portfolio was 32% and 21% of the quantitative component of the general allowance at September 30, 2014 and December 31, 2013, respectively.
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
Agency—U.S. Government sponsored enterprises and federal agencies, such as Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, Government National Mortgage Association, the Small Business Administration and the Federal Home Loan Bank.
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
Exposure to interest rate risk is dependent upon the distribution and composition of interest-earning assets, interest-bearing liabilities and derivatives. The differing risk characteristics of each product are managed to mitigate our exposure to interest rate fluctuations. At September 30, 2014, 91% of our total assets were enterprise interest-earning assets.
At September 30, 2014, approximately 59% of total assets were residential real estate loans and available-for-sale and held-to-maturity mortgage-backed securities. The values of these assets are sensitive to changes in interest rates, as well as expected prepayment levels. As interest rates increase, fixed rate residential mortgages and mortgage-backed securities tend to exhibit lower prepayments. The inverse is true in a falling rate environment.
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
The EVE method is used at the E*TRADE Bank level and not for the Company. The ALCO monitors E*TRADE Bank’s interest rate risk position. E*TRADE Bank had nearly 100% of enterprise interest-earning assets at both September 30, 2014 and December 31, 2013 and held 99% of enterprise interest-bearing liabilities at both September 30, 2014 and December 31, 2013. The sensitivity of EVE at September 30, 2014 and December 31, 2013 and the limits established by E*TRADE Bank’s Board of Directors are listed below (dollars in millions):

Parallel Change in Interest Rates (basis points)(1)	Change in EVE
	September 30, 2014		December 31, 2013
	Amount	Percentage(2)	Amount	Percentage(2)	Board Limit
+300	$(611)	(11.4)%	$(573)	(12.2)%	(25)%
+200	$(355)	(6.6)%	$(355)	(7.6)%	(15)%
+100	$(135)	(2.5)%	$(150)	(3.2)%	(7)%
-100	$(15)	(0.3)%	$(39)	(0.8)%	(7)%

(1)
On September 30, 2014 and December 31, 2013, the yield for the three-month treasury bill was 0.02% and 0.07%, respectively. As a result, the requirements of the EVE model were temporarily modified, resulting in the removal of the minus 200 and 300 basis points scenarios for the periods ended September 30, 2014 and December 31, 2013.

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
E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(In millions, except share data and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue:
Operating interest income	$319	$301	$963	$903
Operating interest expense	(50)	(60)	(158)	(178)
Net operating interest income	269	241	805	725
Commissions	108	103	341	310
Fees and service charges	45	40	138	113
Principal transactions	—	13	10	56
Gains on loans and securities, net	8	12	30	49
Other-than-temporary impairment ("OTTI")	—	—	—	(1)
Less: noncredit portion of OTTI recognized into (out of) other comprehensive income (loss) (before tax)	—	(1)	—	(2)
Net impairment	—	(1)	—	(3)
Other revenues	10	9	29	27
Total non-interest income	171	176	548	552
Total net revenue	440	417	1,353	1,277
Provision for loan losses	10	37	26	126
Operating expense:
Compensation and benefits	108	88	305	270
Advertising and market development	21	21	88	81
Clearing and servicing	21	31	72	94
FDIC insurance premiums	18	25	61	79
Professional services	27	23	79	59
Occupancy and equipment	22	17	59	53
Communications	17	16	53	53
Depreciation and amortization	19	22	60	68
Amortization of other intangibles	5	6	16	18
Impairment of goodwill	—	—	—	142
Facility restructuring and other exit activities	2	6	6	23
Other operating expenses	17	16	52	40
Total operating expense	277	271	851	980
Income before other income (expense) and income tax expense	153	109	476	171
Other income (expense):
Corporate interest expense	(29)	(29)	(86)	(86)
Losses on early extinguishment of debt	—	—	(12)	—
Equity in income of investments and other	1	—	3	5
Total other income (expense)	(28)	(29)	(95)	(81)
Income before income tax expense	125	80	381	90
Income tax expense	39	33	129	62
Net income	$86	$47	$252	$28
Basic earnings per share	$0.30	$0.17	$0.87	$0.10
Diluted earnings per share	$0.29	$0.16	$0.86	$0.10
Shares used in computation of per share data:
Basic (in thousands)	288,843	287,111	288,536	286,882
Diluted (in thousands)	294,119	292,630	293,968	292,249
See accompanying notes to consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$86	$47	$252	$28
Other comprehensive income (loss)
Available-for-sale securities:
OTTI, net(1)	—	—	—	—
Noncredit portion of OTTI reclassification (into) out of other comprehensive income, net(2)	—	—	—	1
Unrealized gains (losses), net(3)	(20)	19	143	(202)
Reclassification into earnings, net(4)	(7)	(10)	(21)	(31)
Net change from available-for-sale securities	(27)	9	122	(232)
Cash flow hedging instruments:
Unrealized gains (losses), net(5)	5	(11)	(27)	57
Reclassification into earnings, net(6)	18	21	59	64
Net change from cash flow hedging instruments	23	10	32	121
Other comprehensive income (loss)	(4)	19	154	(111)
Comprehensive income (loss)	$82	$66	$406	$(83)

(1)
Amounts are net of benefit from income taxes of $0 for both the three and nine months ended September 30, 2014, compared to benefit from income taxes of less than $1 million for both the three and nine months ended September 30, 2013.

(2)
Amounts are net of benefit from income taxes of $0 for both the three and nine months ended September 30, 2014, compared to benefit from income taxes of less than $1 million for both the three and nine months ended September 30, 2013.

(3)
Amounts are net of benefit from income taxes of $13 million and provision for $86 million for the three and nine months ended September 30, 2014, respectively, compared to provision for income taxes of $12 million and benefit from $120 million for the three and nine months ended September 30, 2013, respectively.

(4)
Amounts are net of provision for income taxes of $5 million and $13 million for the three and nine months ended September 30, 2014, respectively, compared to provision for income taxes of $6 million and $19 million for the three and nine months ended September 30, 2013, respectively.

(5)
Amounts are net of provision for income taxes of $2 million and benefit from $21 million for the three and nine months ended September 30, 2014, respectively, compared to benefit from income taxes of $8 million and provision for $27 million for the three and nine months ended September 30, 2013, respectively.

(6)
Amounts are net of benefit from income taxes of $12 million and $38 million for the three and nine months ended September 30, 2014, respectively, compared to benefit from income taxes of $14 million and $38 million for the three and nine months ended September 30, 2013, respectively.

See accompanying notes to the consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(In millions, except share data)
(Unaudited)

	September 30,	December 31,
	2014	2013
ASSETS
Cash and equivalents	$1,809	$1,838
Cash required to be segregated under federal or other regulations	608	1,066
Available-for-sale securities	12,516	13,592
Held-to-maturity securities (fair value of $11,943 and $10,092 at September 30, 2014 and December 31, 2013, respectively)	11,847	10,181
Margin receivables	8,117	6,353
Loans receivable, net (net of allowance for loan losses of $401 and $453 at September 30, 2014 and December 31, 2013, respectively)	6,302	8,123
Investment in FHLB stock	77	61
Property and equipment, net	240	237
Goodwill	1,792	1,792
Other intangibles, net	199	216
Other assets	2,312	2,821
Total assets	$45,819	$46,280
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$24,927	$25,971
Securities sold under agreements to repurchase	3,917	4,543
Customer payables	6,526	6,310
FHLB advances and other borrowings	1,294	1,279
Corporate debt	1,771	1,768
Other liabilities	2,110	1,553
Total liabilities	40,545	41,424
Commitments and contingencies (see Note 13)
Shareholders’ equity:
Common stock, $0.01 par value, shares authorized: 400,000,000 at September 30, 2014 and December 31, 2013; shares issued and outstanding: 288,812,764 and 287,357,001 at September 30, 2014 and December 31, 2013, respectively	3	3
Additional paid-in-capital ("APIC")	7,340	7,328
Accumulated deficit	(1,770)	(2,022)
Accumulated other comprehensive loss	(299)	(453)
Total shareholders’ equity	5,274	4,856
Total liabilities and shareholders’ equity	$45,819	$46,280
See accompanying notes to the consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In millions)
(Unaudited)

			Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Common Stock
	Shares	Amount
Balance, December 31, 2013	287	$3	$7,328	$(2,022)	$(453)	$4,856
Net income	—	—	—	252	—	252
Other comprehensive income	—	—	—	—	154	154
Conversion of convertible debentures	—	—	1	—	—	1
Exercise of stock options and related tax effects	1	—	6	—	—	6
Issuance of restricted stock, net of forfeitures and retirements to pay taxes	1	—	(13)	—	—	(13)
Share-based compensation	—	—	18	—	—	18
Balance at September 30, 2014	289	$3	$7,340	$(1,770)	$(299)	$5,274

			Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Common Stock
	Shares	Amount
Balance, December 31, 2012	286	$3	$7,319	$(2,108)	$(310)	$4,904
Net income	—	—	—	28	—	28
Other comprehensive loss	—	—	—	—	(111)	(111)
Exercise of stock options and related tax effects	—	—	(6)	—	—	(6)
Issuance of restricted stock, net of forfeitures and retirements to pay taxes	1	—	(6)	—	—	(6)
Share-based compensation	—	—	20	—	—	20
Balance at September 30, 2013	287	$3	$7,327	$(2,080)	$(421)	$4,829

See accompanying notes to the consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CASH FLOWS (In millions) (Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$252	$28
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	26	126
Depreciation and amortization (including discount amortization and accretion)	245	311
Net impairment and gains on loans and securities, net	(30)	(46)
Impairment of goodwill	—	142
Equity in income of investments and other	(3)	(5)
Share-based compensation	18	20
Deferred taxes	128	60
Other	(2)	2
Net effect of changes in assets and liabilities:
Decrease (increase) in cash required to be segregated under federal or other regulations	458	(361)
Increase in margin receivables	(1,764)	(385)
Increase in customer payables	216	865
(Increase) decrease in other assets	(84)	260
Increase (decrease) in other liabilities	908	(129)
Net cash provided by operating activities	368	888
Cash flows from investing activities:
Purchases of available-for-sale securities	(1,346)	(5,433)
Proceeds from sales, maturities of and principal payments on available-for-sale securities	2,592	5,190
Purchases of held-to-maturity securities	(2,437)	(2,032)
Proceeds from maturities of and principal payments on held-to-maturity securities	829	1,579
Proceeds from sale of loans	802	—
Net decrease in loans receivable	973	1,316
Capital expenditures for property and equipment	(62)	(31)
Proceeds from sale of G1 Execution Services, Inc.	76	—
Cash transferred on sale of G1 Execution Services, Inc.	(9)	—
Proceeds from sale of real estate owned and repossessed assets	27	53
Net cash flow from derivatives hedging assets	(6)	11
Other	(15)	6
Net cash provided by investing activities	1,424	659

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CASH FLOWS—(Continued) (In millions) (Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from financing activities:
Net decrease in deposits	$(1,044)	$(2,523)
Net decrease in securities sold under agreements to repurchase	(626)	(5)
Advances from FHLB	560	1,010
Payments on advances from FHLB	(560)	(1,010)
Net cash flow from derivatives hedging liabilities	(156)	4
Other	5	11
Net cash used in financing activities	(1,821)	(2,513)
Decrease in cash and equivalents	(29)	(966)
Cash and equivalents, beginning of period	1,838	2,762
Cash and equivalents, end of period	$1,809	$1,796
Supplemental disclosures:
Cash paid for interest	$179	$180
(Refund received) cash paid for income taxes	$(2)	$3
Non-cash investing and financing activities:
Transfers of loans held-for-investment to loans held-for-sale	$795	$41
Transfers from loans to other real estate owned and repossessed assets	$40	$59
Transfers from other real estate owned and repossessed assets to loans	$16	$—
Conversion of convertible debentures to common stock	$1	$—
Reclassification of market making business assets and liabilities to business held-for-sale	$—	$79

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
Basis of Presentation—The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries as determined under the voting interest model. Entities in which the Company has the ability to exercise significant influence but in which the Company does not possess control are generally accounted for by the equity method. Entities in which the Company does not have the ability to exercise significant influence are generally carried at cost. However, investments in marketable equity securities where the Company does not have the ability to exercise significant influence over the entities are accounted for as available-for-sale securities. The Company also evaluates its initial and continuing involvement with certain entities to determine if the Company is required to consolidate the entities under the variable interest entity ("VIE") model. This evaluation is based on a qualitative assessment of whether the Company has both: 1) the power to direct activities that most significantly impact the economic performance of the VIE; and 2) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE.
The Company's consolidated financial statements are prepared in accordance with GAAP. Intercompany accounts and transactions are eliminated in consolidation. Certain prior period items in these consolidated financial statements have been reclassified to conform to the current period presentation. These consolidated financial statements reflect all adjustments, which are all normal and recurring in nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented.
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
Use of Estimates—Preparing the Company's consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes for the periods presented. Actual results could differ from management’s estimates. Certain significant accounting policies are critical because they are based on estimates and assumptions that require complex and subjective judgments by management. Changes in these estimates or assumptions could materially impact the Company’s financial condition and results of operations. Material estimates in which management believes changes could reasonably occur include: allowance for loan losses; valuation of goodwill and other intangible assets; estimates of effective tax rates, deferred taxes and valuation allowance; classification and valuation of certain investments; accounting for derivative instruments; and fair value measurements.

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
Margin Receivables—The fair value of securities that the Company received as collateral in connection with margin receivables and securities borrowing activities, where the Company is permitted to sell or re-pledge the securities, was approximately $11.3 billion and $9.1 billion at September 30, 2014 and December 31, 2013, respectively. Of this amount, $2.9 billion and $1.9 billion had been pledged or sold in connection with securities loans, bank borrowings and deposits with clearing organizations as of September 30, 2014 and December 31, 2013, respectively.
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
•delinquency levels and trends;
•current and historical charge-off and loss experience;
•the Company’s historical loss mitigation experience;
•the condition of the real estate market and geographic concentrations within the loan portfolio;
•the interest rate climate;
•the overall availability of housing credit; and
•general economic conditions.
For loans that are not TDRs, the Company established a general allowance. The one- to four-family and home equity loan portfolios represented 48% and 45%, respectively, of total loans receivable as of September 30, 2014. The one- to four-family and home equity loan portfolios are separated into risk segments based on key risk factors, which include but are not limited to loan type, delinquency history, documentation type, LTV/CLTV ratio and borrowers’ credit scores. For home equity loans in the second lien position, the original balance of the first lien loan at origination date and updated valuations on the property underlying the loan are used to calculate CLTV. Both current CLTV and FICO scores are among the factors utilized to categorize the risk associated with mortgage loans and assign a probability assumption of future default. The Company utilizes historical mortgage loan performance data to develop the forecast of delinquency and default for these risk segments. The general allowance for loan losses also includes a qualitative component to account for a variety of factors that present additional uncertainty that may not be fully considered in the quantitative loss model but are factors the Company believes may impact the level of credit losses. The Company utilizes a qualitative factor framework whereby, on a quarterly basis, management assesses the risk associated with three main factors. These factors are: external factors, such as changes in the macroeconomic, legal and regulatory environment; internal factors, such as procedural changes and reliance on third parties; and portfolio specific factors, such as the impact on borrowers' monthly payments from one- to four-family loans converting from interest only to amortizing. The uncertainty related to these factors may expand overtime, temporarily increasing the qualitative component in advance of the more precise identification of these probable losses being captured within the general allowance.
The total qualitative component was $35 million and $62 million as of September 30, 2014 and December 31, 2013, respectively. The qualitative component for the one- to four-family and home equity loan portfolios was 11% and 24% of the quantitative component of the general allowance for loan losses at September 30, 2014 and December 31, 2013, respectively. As of September 30, 2014, we enhanced our quantitative allowance methodology to identify higher risk home equity lines of credit and extend the period of management’s forecasted loan losses captured within the general allowance to include the total probable loss on a subset of these higher risk loans. This enhancement drove the migration of estimated losses previously captured on these loans from the qualitative component to the quantitative component of the general allowance, and drove the majority of the provision for loan losses within the home equity portfolio during the nine months ended September 30, 2014.
The consumer and other loan portfolio is separated into risk segments by product and delinquency status. The Company utilizes historical performance data and historical recovery rates on collateral liquidation to forecast delinquency and loss at the product level. The consumer and other loan portfolio represented 7% of total loans receivable as of September 30, 2014. The qualitative component for the consumer and other loan portfolio was 32% and 21% of the quantitative component of the general allowance at September 30, 2014 and December 31, 2013, respectively.
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

Reclassification of Residential Real Estate Collateralized Mortgage Loans upon Foreclosure

In January 2014, the FASB amended the accounting and disclosure guidance on reclassifications of residential real estate collateralized mortgage loans upon foreclosure (“ASU 2014-04”). The amended guidance clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The amended disclosure guidance requires interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in mortgage loans collateralized by residential real estate property that are in the process of foreclosure. As early adoption was permitted, the Company early adopted the amended guidance as of January 1, 2014. The adoption of the amended accounting guidance did not have a material impact on the Company’s financial condition, results of operations or cash flows.

Presentation and Disclosure of Discontinued Operations

In April 2014, the FASB amended the presentation and disclosure guidance on disposal transactions. The amended guidance raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. The amended guidance will be effective for all disposals or classifications as held for sale that occur in annual and interim periods beginning on January 1, 2015 for the Company. Early adoption is permitted but only for disposals that have not been reported in financial statements previously issued. The adoption is not expected to have a material impact on the Company’s current financial condition, results of operations or cash flows; however, it may impact the reporting of future disposals if and when they occur.

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

Classification of Government-Guaranteed Mortgage Loans upon Foreclosure

In August 2014, the FASB amended the accounting and disclosure guidance related to the classification of certain government-guaranteed mortgage loans upon foreclosure. The amended guidance requires entities to derecognize a mortgage loan and recognize a separate other receivable upon foreclosure if certain conditions are met. The separate other receivable is recorded based on the amount of principal and interest expected to be recovered under the guarantee. The amended guidance will be effective for annual and interim periods beginning on January 1, 2015 for the Company. Early adoption, including adoption in an interim period, is permitted but only for entities that have early adopted ASU 2014-04. The amended guidance may be applied on either a prospective or modified retrospective basis, consistent with the transition method elected to adopt ASU 2014-04. The adoption is not expected to have a material impact on the Company’s financial condition, results of operations or cash flows.

Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern

In August 2014, the FASB amended the guidance related to an entity’s evaluations and disclosures of going concern uncertainties. The new guidance requires management to perform interim and annual assessments of the entity’s ability to continue as a going concern within one year of the date the financial statements are issued, and to provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The amended guidance will be effective for the Company for annual periods beginning on January 1, 2016 and for interim periods beginning on January 1, 2017. Early adoption is permitted. The adoption will not impact the Company’s financial condition, results of operations or cash flows.
NOTE 2—DISPOSITION

On February 10, 2014, the Company completed the sale of its market making business, G1 Execution Services, LLC, to an affiliate of Susquehanna for cash proceeds of $76 million. The sale resulted in a gain of $4 million which was recorded in the facility restructuring and other exit activities line item on the consolidated statement of income. The table below summarizes the carrying amounts of the major classes of assets and liabilities of the market making business at December 31, 2013 (dollars in millions):

December 31, 2013(1)
Assets:
Cash and equivalents	$11
Trading securities	105
Property and equipment, net	2
Other intangibles, net	21
Other assets	38
Total assets	$177
Liabilities:
Other liabilities	$107
Total liabilities	$107

(1)Assets and liabilities at December 31, 2013 were classified as held-for-sale and reflected in the other assets and other liabilities line items on the consolidated balance sheet respectively.
NOTE 3—OPERATING INTEREST INCOME AND OPERATING INTEREST EXPENSE
The following table shows the components of operating interest income and operating interest expense (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Operating interest income:
Loans	$70	$96	$231	$305
Available-for-sale securities	69	68	220	199
Held-to-maturity securities	81	65	240	184
Margin receivables	67	56	194	164
Securities borrowed and other	32	16	78	51
Total operating interest income	319	301	963	903
Operating interest expense:
Securities sold under agreements to repurchase	(30)	(37)	(95)	(111)
FHLB advances and other borrowings	(16)	(17)	(50)	(51)
Deposits	(2)	(4)	(6)	(10)
Customer payables and other	(2)	(2)	(7)	(6)
Total operating interest expense	(50)	(60)	(158)	(178)
Net operating interest income	$269	$241	$805	$725

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
Residential Mortgage-backed Securities
The Company’s residential mortgage-backed securities portfolio primarily comprised agency mortgage-backed securities and CMOs. Agency mortgage-backed securities and CMOs are guaranteed by U.S. government sponsored enterprises and federal agencies. The weighted average coupon rates for the available-for-sale residential mortgage-backed securities at September 30, 2014 are shown in the following table:

Weighted Average Coupon Rate
Agency mortgage-backed securities	3.11%
Agency CMOs	3.12%
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
The Company’s municipal bonds are revenue bonds issued by state and other local government agencies. The valuation of corporate bonds is impacted by the credit worthiness of the corporate issuer. All of the Company’s municipal bonds and corporate bonds were rated investment grade at September 30, 2014. These securities were valued using a market approach with pricing service valuations corroborated by recent market transactions for identical or similar bonds. Municipal bonds and corporate bonds were categorized in Level 2 of the fair value hierarchy.
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

Securities Owned and Securities Sold, Not Yet Purchased
Securities transactions entered into by broker-dealer subsidiaries were included in trading securities as held-for-sale assets within other assets and securities sold, not yet purchased as held-for-sale liabilities in the Company’s fair value disclosures at December 31, 2013. The Company’s definition of actively traded is based on average daily volume and other market trading statistics. The majority of the Company's securities owned and securities sold, not yet purchased were categorized in Level 1 of the fair value hierarchy. The fair value of these securities was determined using listed or quoted market prices. The Company did not hold any of these securities at September 30, 2014.
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
Loans Receivable and Real Estate Owned
Loans that have been delinquent for 180 days or that are in bankruptcy and certain TDR loan modifications are charged-off based on the estimated current value of the underlying property less estimated selling costs. Property valuations for these one- to four-family and home equity loans are based on the most recent "as is" property valuation data available, which may include appraisals, broker price opinions, automated valuation models or updated values using home price indices. Subsequent to the recording of an initial fair value measurement, these loans continue to be measured at fair value on a nonrecurring basis, utilizing the estimated value of the underlying property less estimated selling costs. These property valuations are updated on a monthly, quarterly or semi-annual basis depending on the type of valuation initially used. If the value of the underlying property has declined, an additional charge-off is recorded. If the value of the underlying property has increased, previously charged-off amounts are not reversed. If the valuation data obtained is significantly different from the valuation previously received, the Company reviews additional property valuation data to corroborate or update the valuation.
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
The following table presents additional information about significant unobservable inputs used in the valuation of assets measured at fair value on a nonrecurring basis that were categorized in Level 3 of the fair value hierarchy at September 30, 2014:

	Unobservable Inputs	Average	Range
Loans receivable:
One- to four-family	Appraised value	$371,400	$19,000-$1,400,000
Home equity	Appraised value	$277,600	$7,000-$1,070,000
Real estate owned	Appraised value	$337,100	$6,500-$1,750,000
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

Recurring and Nonrecurring Fair Value Measurements
Assets and liabilities measured at fair value at September 30, 2014 and December 31, 2013 are summarized in the following tables (dollars in millions):

	Level 1	Level 2	Level 3	Total Fair Value
September 30, 2014:
Recurring fair value measurements:
Assets
Available-for-sale securities:
Debt securities:
Agency residential mortgage-backed securities and CMOs	$—	$11,235	$—	$11,235
Agency debentures	—	529	—	529
Agency debt securities	—	675	—	675
Municipal bonds	—	40	—	40
Corporate bonds	—	5	—	5
Total debt securities	—	12,484	—	12,484
Publicly traded equity securities	32	—	—	32
Total available-for-sale securities	32	12,484	—	12,516
Other assets:
Derivative assets(1)	—	59	—	59
Deposits with clearing organizations(2)	97	—	—	97
Total other assets measured at fair value on a recurring basis	97	59	—	156
Total assets measured at fair value on a recurring basis(3)	$129	$12,543	$—	$12,672
Liabilities
Derivative liabilities(1)	$—	$48	$—	$48
Total liabilities measured at fair value on a recurring basis(3)	$—	$48	$—	$48
Nonrecurring fair value measurements:
Loans receivable:
One- to four-family	$—	$—	$39	$39
Home equity	—	—	26	26
Total loans receivable	—	—	65	65
Real estate owned	—	—	36	36
Total assets measured at fair value on a nonrecurring basis(4)	$—	$—	$101	$101

(1)
All derivative assets and liabilities were interest rate contracts at September 30, 2014. Information related to derivative instruments is detailed in Note 8—Accounting for Derivative Instruments and Hedging Activities.

(2)	Represents U.S. Treasury securities held by a broker-dealer subsidiary.

(3)	Assets and liabilities measured at fair value on a recurring basis represented 28% and less than 1% of the Company’s total assets and total liabilities, respectively, at September 30, 2014.

(4)
Represents the fair value of assets prior to deducting estimated selling costs that were carried on the consolidated balance sheet at September 30, 2014, and for which a fair value measurement was recorded during the period.

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

The following table presents the gains and losses associated with the assets measured at fair value on a nonrecurring basis during the three and nine months ended September 30, 2014 and 2013 (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
One- to four-family	$2	$10	$9	$34
Home equity	5	11	25	47
Total losses on loans receivable measured at fair value	$7	$21	$34	$81
(Gains) losses on real estate owned measured at fair value	$—	$(2)	$(1)	$—
Losses on goodwill measured at fair value	$—	$—	$—	$142
Transfers Between Levels 1 and 2
For assets and liabilities measured at fair value on a recurring basis, the Company’s transfers between levels of the fair value hierarchy are deemed to have occurred at the beginning of the reporting period on a quarterly basis. The Company had no material transfers between Level 1 and 2 during the three and nine months ended September 30, 2014 and 2013.
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
The following tables present additional information about Level 3 assets measured at fair value on a recurring basis for the three and nine months ended September 30, 2014 and 2013 (dollars in millions):

	Available-for-sale Securities
	Non-agency CMOs
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Beginning of period	$—	$14	$14	$49
Gains (losses) recognized in earnings(1)	—	(1)	6	(3)
Net gains recognized in other comprehensive income (loss)(2)	—	2	3	5
Sales	—	—	(23)	(35)
Settlements	—	(1)	—	(2)
End of period	$—	$14	$—	$14

(1)	Gains and losses recognized in earnings are reported in the gains on loans and securities, net and net impairment line items on the consolidated statement of income.

(2)	Net gains recognized in other comprehensive income (loss) are reported in the net change from available-for-sale securities line item.

Fair Value of Financial Instruments Not Carried at Fair Value
The following table summarizes the carrying values, fair values and fair value hierarchy level classification of financial instruments that are not carried at fair value on the consolidated balance sheet at September 30, 2014 and December 31, 2013 (dollars in millions):

	September 30, 2014
	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash and equivalents	$1,809	$1,809	$—	$—	$1,809
Cash required to be segregated under federal or other regulations	$608	$608	$—	$—	$608
Held-to-maturity securities:
Agency mortgage-backed securities and CMOs	$9,489	$—	$9,563	$—	$9,563
Agency debentures	163	—	166	—	166
Agency debt securities	2,190	—	2,209	—	2,209
Other non-agency debt securities	5	—	—	5	5
Total held-to-maturity securities	$11,847	$—	$11,938	$5	$11,943
Margin receivables	$8,117	$—	$8,117	$—	$8,117
Loans receivable, net:
One- to four-family	$3,183	$—	$—	$2,851	$2,851
Home equity	2,641	—	—	2,449	2,449
Consumer and other	478	—	—	479	479
Total loans receivable, net(1)	$6,302	$—	$—	$5,779	$5,779
Investment in FHLB stock	$77	$—	$—	$77	$77
Deposits paid for securities borrowed	$461	$—	$461	$—	$461
Liabilities
Deposits	$24,927	$—	$24,927	$—	$24,927
Securities sold under agreements to repurchase	$3,917	$—	$3,928	$—	$3,928
Customer payables	$6,526	$—	$6,526	$—	$6,526
FHLB advances and other borrowings	$1,294	$—	$923	$250	$1,173
Corporate debt	$1,771	$—	$1,906	$—	$1,906
Deposits received for securities loaned	$1,812	$—	$1,812	$—	$1,812

(1)	The carrying value of loans receivable, net includes the allowance for loan losses of $401 million and loans that are valued at fair value on a nonrecurring basis at September 30, 2014.

	December 31, 2013
	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash and equivalents	$1,838	$1,838	$—	$—	$1,838
Cash required to be segregated under federal or other regulations	$1,066	$1,066	$—	$—	$1,066
Held-to-maturity securities:
Agency mortgage-backed securities and CMOs	$8,359	$—	$8,293	$—	$8,293
Agency debentures	164	—	168	—	168
Agency debt securities	1,658	—	1,631	—	1,631
Total held-to-maturity securities	$10,181	$—	$10,092	$—	$10,092
Margin receivables	$6,353	$—	$6,353	$—	$6,353
Loans receivable, net:
One- to four-family	$4,392	$—	$—	$3,790	$3,790
Home equity	3,148	—	—	2,822	2,822
Consumer and other	583	—	—	596	596
Total loans receivable, net(1)	$8,123	$—	$—	$7,208	$7,208
Investment in FHLB stock	$61	$—	$—	$61	$61
Deposits paid for securities borrowed	$536	$—	$536	$—	$536
Liabilities
Deposits	$25,971	$—	$25,971	$—	$25,971
Securities sold under agreements to repurchase	$4,543	$—	$4,571	$—	$4,571
Customer payables	$6,310	$—	$6,310	$—	$6,310
FHLB advances and other borrowings	$1,279	$—	$924	$225	$1,149
Corporate debt	$1,768	$—	$1,951	$—	$1,951
Deposits received for securities loaned	$1,050	$—	$1,050	$—	$1,050

(1)	The carrying value of loans receivable, net includes the allowance for loan losses of $453 million and loans that are valued at fair value on a nonrecurring basis at December 31, 2013.

The fair value measurement techniques for financial instruments not carried at fair value on the consolidated balance sheet at September 30, 2014 and December 31, 2013 are summarized as follows:
Cash and equivalents, cash required to be segregated under federal or other regulations, margin receivables, deposits paid for securities borrowed, customer payables and deposits received for securities loaned—Fair value is estimated to be carrying value.
Held-to-maturity securities—The held-to-maturity securities portfolio included agency mortgage-backed securities and CMOs, agency debentures, agency debt securities, and other non-agency debt securities. The fair value of agency mortgage-backed securities is determined using market and income approaches with quoted market prices, recent market transactions and spread data for similar instruments. The fair value of agency CMOs and agency debt securities is determined using market and income approaches with the Company’s own trading activities for identical or similar instruments. The fair value of agency debentures is based on quoted market prices that were derived from assumptions observable in the marketplace. Fair value of other non-agency debt securities is estimated to be carrying value.
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
NOTE 5—OFFSETTING ASSETS AND LIABILITIES
For financial statement purposes, the Company does not offset derivative instruments, repurchase agreements or securities borrowing and securities lending transactions. The Company’s derivative instruments, repurchase agreements and securities borrowing and securities lending transactions are generally transacted under master agreements that are widely used by counterparties and that may allow for net settlements of payments in the normal course, as well as offsetting of all contracts with a given counterparty in the event of bankruptcy or default of one of the two parties to the transaction. The following table presents information about these transactions to enable the users of the Company’s financial statements to evaluate the potential effect of rights of setoff between these recognized assets and recognized liabilities at September 30, 2014 and December 31, 2013 (dollars in millions):

				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Collateral Received or Pledged (Including Cash)	Net Amount
September 30, 2014
Assets:
Deposits paid for securities borrowed (1)(5)	$461	$—	$461	$(242)	$(205)	$14
Derivative assets (1)(3)	59	—	59	(18)	(6)	35
Total	$520	$—	$520	$(260)	$(211)	$49

Liabilities:
Repurchase agreements (4)	$3,917	$—	$3,917	$—	$(3,916)	$1
Deposits received for securities loaned (2)(6)	1,812	—	1,812	(242)	(1,400)	170
Derivative liabilities (2)(3)	32	—	32	(18)	(14)	—
Total	$5,761	$—	$5,761	$(260)	$(5,330)	$171

December 31, 2013
Assets:
Deposits paid for securities borrowed (1)(5)	$536	$—	$536	$(247)	$(282)	$7
Derivative assets (1)(3)	92	—	92	(48)	(12)	32
Total	$628	$—	$628	$(295)	$(294)	$39

Liabilities:
Repurchase agreements (4)	$4,543	$—	$4,543	$—	$(4,537)	$6
Deposits received for securities loaned (2)(6)	1,050	—	1,050	(247)	(740)	63
Derivative liabilities (2)(3)	168	—	168	(48)	(120)	—
Total	$5,761	$—	$5,761	$(295)	$(5,397)	$69

(1)	Net amounts presented in the consolidated balance sheet are reflected in the other assets line item.

(2)	Net amounts presented in the consolidated balance sheet are reflected in the other liabilities line item.

(3)	Excludes net accrued interest payable of $10 million and $19 million at September 30, 2014 and December 31, 2013, respectively.

(4)
The Company pledges available-for-sale and held-to-maturity securities as collateral for amounts due on repurchase agreements and derivative liabilities. The collateral pledged included available-for-sale securities at fair value and held-to-maturity securities at amortized cost for both September 30, 2014 and December 31, 2013.

(5)
Included in the gross amounts of deposits paid for securities borrowed was $339 million and $415 million at September 30, 2014 and December 31, 2013, respectively, transacted through a program with a clearing organization, which guarantees the return of cash to the Company. For presentation purposes, these amounts presented are based on the original counterparties to the Company’s master securities loan agreements.

(6)
Included in the gross amounts of deposits received for securities loaned was $1.2 billion and $682 million at September 30, 2014 and December 31, 2013, respectively, transacted through a program with a clearing organization, which guarantees the return of securities to the Company. For presentation purposes, these amounts presented are based on the original counterparties to the Company’s master securities loan agreements.

Effective June 10, 2013, certain types of derivatives that the Company trades are subject to the Dodd-Frank Act clearing mandate and as a result, are subject to derivatives clearing agreements ("cleared derivatives contracts"). These cleared derivatives contracts enable clearing by a derivatives clearing organization through a clearing member. Under the contracts, the clearing member typically has a one-way right to offset all contracts in the event of the Company’s default or bankruptcy. As such, the cleared derivatives contracts are not bilateral master netting agreements and do not allow for offsetting. At September 30, 2014 and December 31, 2013, the Company had less than $1 million and $15 million, respectively, in derivative assets of cleared derivatives contracts and $16 million and $1 million, respectively, in derivative liabilities of cleared derivatives contracts.

NOTE 6—AVAILABLE-FOR-SALE AND HELD-TO-MATURITY SECURITIES
The amortized cost and fair value of available-for-sale and held-to-maturity securities at September 30, 2014 and December 31, 2013 are shown in the following tables (dollars in millions):

	Amortized Cost	Gross Unrealized / Unrecognized Gains	Gross Unrealized / Unrecognized Losses	Fair Value
September 30, 2014:
Available-for-sale securities:
Debt securities:
Agency residential mortgage-backed securities and CMOs	$11,324	$91	$(180)	$11,235
Agency debentures	524	15	(10)	529
Agency debt securities	661	16	(2)	675
Municipal bonds	40	1	(1)	40
Corporate bonds	6	—	(1)	5
Total debt securities	12,555	123	(194)	12,484
Publicly traded equity securities(1)	32	—	—	32
Total available-for-sale securities	$12,587	$123	$(194)	$12,516
Held-to-maturity securities:
Agency residential mortgage-backed securities and CMOs	$9,489	$147	$(73)	$9,563
Agency debentures	163	3	—	166
Agency debt securities	2,190	35	(16)	2,209
Other non-agency debt securities	5	—	—	5
Total held-to-maturity securities	$11,847	$185	$(89)	$11,943

December 31, 2013:
Available-for-sale securities:
Debt securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$12,505	$66	$(335)	$12,236
Non-agency CMOs	17	2	(5)	14
Total residential mortgage-backed securities	12,522	68	(340)	12,250
Agency debentures	520	—	(54)	466
Agency debt securities	832	8	(9)	831
Municipal bonds	42	—	(2)	40
Corporate bonds	6	—	(1)	5
Total debt securities	13,922	76	(406)	13,592
Total available-for-sale securities	$13,922	$76	$(406)	$13,592
Held-to-maturity securities:
Agency residential mortgage-backed securities and CMOs	$8,359	$99	$(165)	$8,293
Agency debentures	164	4	—	168
Agency debt securities	1,658	13	(40)	1,631
Total held-to-maturity securities	$10,181	$116	$(205)	$10,092

(1)	Publicly traded equity securities consisted of investments in a mutual fund related to the Community Reinvestment Act.

Contractual Maturities
The contractual maturities of all available-for-sale and held-to-maturity debt securities at September 30, 2014 are shown below (dollars in millions):

	Amortized Cost	Fair Value
Available-for-sale debt securities:
Due within one year	$4	$4
Due within one to five years	10	10
Due within five to ten years	898	896
Due after ten years	11,643	11,574
Total available-for-sale debt securities	$12,555	$12,484
Held-to-maturity debt securities:
Due within one year	$169	$171
Due within one to five years	820	845
Due within five to ten years	2,902	2,955
Due after ten years	7,956	7,972
Total held-to-maturity debt securities	$11,847	$11,943
The Company pledged $1.7 billion and $2.1 billion at September 30, 2014 and December 31, 2013, respectively, of available-for-sale securities and $3.3 billion and $3.4 billion at September 30, 2014 and December 31, 2013, respectively, of held-to-maturity securities as collateral for repurchase agreements, derivatives and other purposes.

Investments with Unrealized or Unrecognized Losses
The following tables show the fair value and unrealized or unrecognized losses on available-for-sale and held-to-maturity securities, aggregated by investment category, and the length of time that individual securities have been in a continuous unrealized or unrecognized loss position at September 30, 2014 and December 31, 2013 (dollars in millions):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized / Unrecognized Losses	Fair Value	Unrealized / Unrecognized Losses	Fair Value	Unrealized / Unrecognized Losses
September 30, 2014:
Available-for-sale securities:
Debt securities:
Agency residential mortgage-backed securities and CMOs	$1,304	$(6)	$4,930	$(174)	$6,234	$(180)
Agency debentures	—	—	282	(10)	282	(10)
Agency debt securities	—	—	94	(2)	94	(2)
Municipal bonds	—	—	17	(1)	17	(1)
Corporate bonds	—	—	5	(1)	5	(1)
Publicly traded equity securities	32	—	—	—	32	—
Total temporarily impaired available-for-sale securities	$1,336	$(6)	$5,328	$(188)	$6,664	$(194)
Held-to-maturity securities:
Agency residential mortgage-backed securities and CMOs	$796	$(3)	$2,572	$(70)	$3,368	$(73)
Agency debt securities	124	(1)	764	(15)	888	(16)
Total temporarily impaired held-to-maturity securities	$920	$(4)	$3,336	$(85)	$4,256	$(89)

December 31, 2013:
Available-for-sale securities:
Debt securities:
Agency mortgage-backed securities and CMOs	$6,422	$(268)	$1,266	$(67)	$7,688	$(335)
Non-agency CMOs	—	—	11	(5)	11	(5)
Agency debentures	466	(54)	—	—	466	(54)
Agency debt securities	384	(9)	—	—	384	(9)
Municipal bonds	27	(2)	—	—	27	(2)
Corporate bonds	—	—	5	(1)	5	(1)
Total temporarily impaired available-for-sale securities	$7,299	$(333)	$1,282	$(73)	$8,581	$(406)
Held-to-maturity securities:
Agency residential mortgage-backed securities and CMOs	$3,607	$(121)	$891	$(44)	$4,498	$(165)
Agency debt securities	1,153	(40)	—	—	1,153	(40)
Total temporarily impaired held-to-maturity securities	$4,760	$(161)	$891	$(44)	$5,651	$(205)
The Company does not believe that any individual unrealized loss in the available-for-sale or unrecognized loss in the held-to-maturity portfolio as of September 30, 2014 represents a credit loss. The credit loss component is the difference between the security’s amortized cost basis and the present value of its expected future cash flows, and is recognized in earnings. The noncredit loss component is the difference between the present value of its expected future cash flows and the fair value and is recognized through other comprehensive income (loss). The Company assessed whether it intends to sell, or whether it is more likely than not that the Company will be required to sell a security before recovery of its amortized cost basis. For debt securities that are considered other-than-temporarily impaired and that the Company does not intend to sell as of the balance sheet date and will not be required to sell prior to recovery of its amortized cost basis, the Company determines the amount of the impairment that is related to credit and the amount due to all other factors.
The majority of the unrealized or unrecognized losses on mortgage-backed securities are attributable to changes in interest rates and a re-pricing of risk in the market. Agency mortgage-backed securities and CMOs, agency debentures and agency debt securities are guaranteed by U.S. government sponsored enterprises and federal agencies. Municipal bonds and corporate bonds are evaluated by reviewing the credit-worthiness of the issuer and general market conditions. The Company does not intend to sell the debt securities in an unrealized or unrecognized loss position as of the balance sheet date and it is not more likely than not that the Company will be required to sell the debt securities before the anticipated recovery of its remaining amortized cost of the debt securities in an unrealized or unrecognized loss position at September 30, 2014.
The following table presents a roll forward for the three and nine months ended September 30, 2014 and 2013 of the credit loss component on debt securities held by the Company that had a noncredit loss recognized in other comprehensive income (loss) and had a credit loss recognized in earnings (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Credit loss balance, beginning of period	$152	$165	$166	$187
Additions:
Subsequent credit impairment	—	1	—	3
Debt securities sold	—	—	(14)	(24)
Credit loss balance, end of period (1)	$152	$166	$152	$166

(1)
The credit loss balance at September 30, 2014 and 2013 included $123 million and $121 million, respectively, of credit losses associated with debt securities that have been factored to zero, but the Company still holds legal title to these securities until maturity or until they are sold.

Gains on Loans and Securities, Net
The detailed components of the gains on loans and securities, net line item on the consolidated statement of income for the three and nine months ended September 30, 2014 and 2013 are as follows (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Gains (losses) on loans, net	$(3)	$(1)	$4	$(1)
Gains on securities, net:
Gains on available-for-sale securities	12	16	34	58
Losses on available-for-sale securities	—	—	—	(8)
Hedge ineffectiveness	(1)	(3)	(8)	—
Gains on securities, net	11	13	26	50
Gains on loans and securities, net	$8	$12	$30	$49
During the nine months ended September 30, 2014, the Company recognized a pre-tax gain of $7 million on the sale of $0.8 billion of one- to four-family loans modified as TDRs. The Company also sold $17 million in amortized cost of its available-for-sale non-agency CMOs for proceeds of approximately $23 million, which resulted in a pre-tax gain of $6 million. Similarly, during the nine months ended September 30, 2013, the Company sold $231 million in amortized cost of its available-for-sale non-agency CMOs for proceeds of approximately $227 million, which resulted in a pre-tax net loss of $4 million.

NOTE 7—LOANS RECEIVABLE, NET
Loans receivable, net at September 30, 2014 and December 31, 2013 are summarized as follows (dollars in millions):

	September 30, 2014	December 31, 2013
One- to four-family	$3,196	$4,475
Home equity	2,991	3,454
Consumer and other	488	602
Total loans receivable	6,675	8,531
Unamortized premiums, net	28	45
Allowance for loan losses	(401)	(453)
Total loans receivable, net	$6,302	$8,123
During the nine months ended September 30, 2014, the Company sold $0.8 billion of one- to four-family loans modified as TDRs.
At September 30, 2014, the Company pledged $5.6 billion and $0.3 billion of loans as collateral to the FHLB and Federal Reserve Bank, respectively. At December 31, 2013, the Company pledged $6.8 billion and $0.6 billion of loans as collateral to the FHLB and Federal Reserve Bank, respectively. Additionally, the Company’s entire loans receivable portfolio was serviced by other companies at September 30, 2014 and December 31, 2013.
The following table represents the breakdown of the total recorded investment in loans receivable and allowance for loan losses by loans that have been collectively evaluated for impairment and those that have been individually evaluated for impairment at September 30, 2014 and December 31, 2013 (dollars in millions):

	Recorded Investment		Allowance for Loan Losses
	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Loans collectively evaluated for impairment	$6,165	$7,163	$333	$329
Loans individually evaluated for impairment (TDRs)	538	1,413	68	124
Total	$6,703	$8,576	$401	$453
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
Credit Quality
The following tables show the distribution of the Company’s mortgage loan portfolios by credit quality indicator at September 30, 2014 and December 31, 2013 (dollars in millions):

	One- to Four-Family		Home Equity
Current LTV/CLTV (1)	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
<=80%	$1,826	$1,912	$1,132	$1,142
80%-100%	841	1,365	813	866
100%-120%	333	711	584	736
>120%	196	487	462	710
Total mortgage loans receivable	$3,196	$4,475	$2,991	$3,454
Average estimated current LTV/CLTV (2)	79%	90%	92%	98%
Average LTV/CLTV at loan origination (3)	71%	72%	80%	80%

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

(3)	Average LTV/CLTV at loan origination calculations are based on LTV/CLTV at time of purchase for one- to four-family purchased loans and undrawn balances for home equity loans.

	One- to Four-Family		Home Equity
Documentation Type	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Full documentation	$1,404	$1,847	$1,531	$1,769
Low/no documentation	1,792	2,628	1,460	1,685
Total mortgage loans receivable	$3,196	$4,475	$2,991	$3,454

	One- to Four-Family		Home Equity
Current FICO (1)	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
>=720	$1,827	$2,252	$1,578	$1,811
719 - 700	318	436	304	343
699 - 680	253	366	255	293
679 - 660	196	296	204	245
659 - 620	253	404	273	310
<620	349	721	377	452
Total mortgage loans receivable	$3,196	$4,475	$2,991	$3,454

(1)
FICO scores are updated on a quarterly basis; however, at September 30, 2014 and December 31, 2013, there were some loans for which the updated FICO scores were not available. The current FICO distribution at September 30, 2014 included the most recent FICO scores where available, otherwise the original FICO score was used, for approximately $74 million and $4 million of one- to four-family and home equity loans, respectively. The current FICO distribution at December 31, 2013 included original FICO scores for approximately $95 million and $10 million of one- to four-family and home equity loans, respectively.

Concentrations of Credit Risk
One- to four-family loans include interest-only loans for a five to ten year period, followed by an amortizing period ranging from 20 to 25 years. At September 30, 2014, 42% of the Company's one- to four-family portfolio were not yet amortizing. However, during the trailing twelve months ended September 30, 2014, based on the unpaid principal balance before charge-offs, approximately 15% of these borrowers made voluntary annual principal payments of at least $2,500 and slightly over a third of those borrowers made voluntary annual principal payments of at least $10,000.
The home equity loan portfolio is primarily second lien loans on residential real estate properties, which have a higher level of credit risk than first lien mortgage loans. Approximately 15% of the home equity portfolio was in the first lien position and the Company holds both the first and second lien positions in less than 1% of the home equity loan portfolio at September 30, 2014. The home equity loan portfolio consists of approximately 20% of home equity installment loans and approximately 80% of home equity lines of credit at September 30, 2014.
Home equity installment loans are primarily fixed rate and fixed term, fully amortizing loans that do not offer the option of an interest-only payment. The majority of home equity lines of credit convert to amortizing loans at the end of the draw period, which typically ranges from five to ten years. Approximately 8% of this portfolio will require the borrowers to repay the loan in full at the end of the draw period. At September 30, 2014, 86% of the home equity line of credit portfolio had not converted from the interest-only draw period and had not begun amortizing. However, during the trailing twelve months ended September 30, 2014, approximately 40% of the Company's borrowers made voluntary annual principal payments of at least $500 on their home equity lines of credit and slightly under half of those borrowers reduced their principal balance by at least $2,500.
The following table outlines when one- to four-family and home equity lines of credit convert to amortizing by percentage of the one- to four-family portfolio and home equity line of credit portfolios, respectively, at September 30, 2014:

Period of Conversion to Amortizing Loan	% of One- to Four-Family Portfolio	% of Home Equity Line of Credit Portfolio
Already amortizing	58%	14%
Through December 31, 2014	0%	3%
Year ending December 31, 2015	4%	27%
Year ending December 31, 2016	16%	43%
Year ending December 31, 2017	22%	13%

Approximately 38% and 40% of the Company’s mortgage loans receivable were concentrated in California at September 30, 2014 and December 31, 2013, respectively. No other state had concentrations of mortgage loans that represented 10% or more of the Company’s mortgage loans receivable at September 30, 2014 and December 31, 2013.
Delinquent Loans
The following table shows total loans receivable by delinquency category at September 30, 2014 and December 31, 2013 (dollars in millions):

	Current	30-89 Days Delinquent	90-179 Days Delinquent	180+ Days Delinquent	Total
September 30, 2014
One- to four-family	$2,943	$95	$22	$136	$3,196
Home equity	2,863	56	27	45	2,991
Consumer and other	478	8	2	—	488
Total loans receivable	$6,284	$159	$51	$181	$6,675
December 31, 2013
One- to four-family	$3,988	$190	$70	$227	$4,475
Home equity	3,309	69	36	40	3,454
Consumer and other	587	12	3	—	602
Total loans receivable	$7,884	$271	$109	$267	$8,531
Nonperforming Loans
The Company classifies loans as nonperforming when they are no longer accruing interest. Nonaccrual loans include loans that are 90 days and greater past due, TDRs that are on nonaccrual status for all classes of loans and certain junior liens that have a delinquent senior lien. The following table shows the comparative data for nonaccrual loans (dollars in millions):

	September 30, 2014	December 31, 2013
One- to four-family	301	526
Home equity	172	164
Consumer and other	2	3
Total nonperforming loans receivable	475	693
Nonperforming loans decreased $218 million to $475 million at September 30, 2014 when compared to December 31, 2013. The decrease in the one- to four-family nonperforming loans receivable during the nine months ended September 30, 2014 was primarily due to the sale of one- to four-family loans modified as TDRs, which included $377 million of nonperforming loans. The decrease in nonperforming loans receivable was partially offset by the increase in nonperforming TDRs that had been charged-off due to bankruptcy notification. In February 2014, the OCC issued clarifying guidance related to consumer debt discharged in Chapter 7 bankruptcy proceedings. As a result of the clarifying guidance, beginning the first quarter of 2014 these bankruptcy loans remain on nonaccrual status regardless of payment history. This change did not have a material impact on the statement of financial condition, results of operations or cash flows. Prior to this change, the Company had $238 million of bankruptcy loans as performing loans at December 31, 2013.
Real Estate Owned and Loans with Formal Foreclosure Proceedings in Process
At September 30, 2014 and December 31, 2013, the Company held $36 million and $50 million, respectively, of real estate owned that were acquired through foreclosure and through a deed in lieu of foreclosure or similar legal agreement. The Company also held $113 million and $199 million of loans for which formal foreclosure proceedings were in process at September 30, 2014 and December 31, 2013, respectively.
Allowance for Loan Losses
The following table provides a roll forward by loan portfolio of the allowance for loan losses for the three and nine months ended September 30, 2014 and 2013 (dollars in millions):

	Three Months Ended September 30, 2014
	One- to Four-Family	Home Equity	Consumer and Other	Total
Allowance for loan losses, beginning of period	$44	$337	$20	$401
Provision for loan losses	(16)	29	(3)	10
Charge-offs	(1)	(13)	(4)	(18)
Recoveries	—	7	1	8
Charge-offs, net	(1)	(6)	(3)	(10)
Allowance for loan losses, end of period	$27	$360	$14	$401
	Three Months Ended September 30, 2013
	One- to Four-Family	Home Equity	Consumer and Other	Total
Allowance for loan losses, beginning of period	$144	$279	$28	$451
Provision for loan losses	(24)	60	1	37
Charge-offs	(7)	(29)	(5)	(41)
Recoveries	—	9	3	12
Charge-offs, net	(7)	(20)	(2)	(29)
Allowance for loan losses, end of period	$113	$319	$27	$459
	Nine Months Ended September 30, 2014
	One- to Four-Family	Home Equity	Consumer and Other	Total
Allowance for loan losses, beginning of period	$102	$326	$25	$453
Provision for loan losses	(42)	70	(2)	26
Charge-offs	(44)	(54)	(13)	(111)
Recoveries	11	18	4	33
Charge-offs, net	(33)	(36)	(9)	(78)
Allowance for loan losses, end of period	$27	$360	$14	$401

	Nine Months Ended September 30, 2013
	One- to Four-Family	Home Equity	Consumer and Other	Total
Allowance for loan losses, beginning of period	$184	$257	$40	$481
Provision for loan losses	(48)	168	6	126
Charge-offs	(37)	(132)	(29)	(198)
Recoveries	14	26	10	50
Charge-offs, net	(23)	(106)	(19)	(148)
Allowance for loan losses, end of period	$113	$319	$27	$459
The general allowance for loan losses also included a qualitative component to account for a variety of factors that present additional uncertainty that may not be fully considered in the quantitative loss model but are factors the Company believes may impact the level of credit losses. The total qualitative component was $35 million and $62 million at September 30, 2014 and December 31, 2013, respectively.
Total allowance for loan losses decreased during the nine months ended September 30, 2014 primarily due to the sale of one- to four-family loans modified as TDRs. As a result of this sale, the Company recorded a charge-off related to one- to four-family loans of $42 million which drove the majority of the decrease in the allowance for loan losses.
During the nine months ended September 30, 2014 and 2013, the Company agreed to settlements with third party mortgage originators specific to loans sold to the Company by those originators. One-time payments were agreed upon to satisfy in full all pending and future repurchase requests with those specific originators. The Company applied the full amount of payments of $11 million and $13 million for the nine months ended September 30, 2014 and 2013, respectively, as recoveries to the allowance for loan losses, resulting in a corresponding reduction to net charge-offs as well as provision for loan losses.
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
The unpaid principal balance in one- to four-family TDRs was $0.3 billion and $1.2 billion at September 30, 2014 and December 31, 2013, respectively. For home equity loans, the recorded investment in TDRs represents the unpaid principal balance.
The following table shows a summary of the Company’s recorded investment in TDRs that were on accrual and nonaccrual status, in addition to the recorded investment of TDRs at September 30, 2014 and December 31, 2013 (dollars in millions):

		Nonaccrual TDRs
	Accrual TDRs(1)	Current(2)	30-89 Days Delinquent	90+ Days Delinquent	Recorded Investment in TDRs
September 30, 2014
One- to four-family	$121	$115	$28	$53	$317
Home equity	128	55	12	26	221
Total	$249	$170	$40	$79	$538
December 31, 2013
One- to four-family	$774	$127	$102	$169	$1,172
Home equity	176	22	17	26	241
Total	$950	$149	$119	$195	$1,413

(1)	Represents loans modified as TDRs that are current and have made six or more consecutive payments.

(2)	Represents loans modified as TDRs that are current but have not yet made six consecutive payments, bankruptcy loans and certain junior lien TDRs that have a delinquent senior lien.
The decrease in the one- to four-family TDRs was primarily due to the sale of $0.8 billion of one- to four-family loans modified as TDRs during the nine months ended September 30, 2014.

The following table shows the average recorded investment and interest income recognized both on a cash and accrual basis for the Company’s TDRs during the three and nine months ended September 30, 2014 and 2013 (dollars in millions):

	Average Recorded Investment		Interest Income Recognized
	Three Months Ended September 30,		Three Months Ended September 30,
	2014	2013	2014	2013
One- to four-family	$319	$1,204	$2	$8
Home equity	223	256	5	5
Total	$542	$1,460	$7	$13

	Average Recorded Investment		Interest Income Recognized
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
One- to four-family	$653	$1,212	$13	$25
Home equity	230	267	14	15
Total	$883	$1,479	$27	$40
Included in the allowance for loan losses was a specific valuation allowance of $68 million and $124 million that was established for TDRs at September 30, 2014 and December 31, 2013, respectively. The specific allowance for these individually impaired loans represents the forecasted losses over the estimated remaining life of the loan, including the economic concession to the borrower. The following table shows detailed information related to the Company’s TDRs at September 30, 2014 and December 31, 2013 (dollars in millions):

	September 30, 2014			December 31, 2013
	Recorded Investment in TDRs	Specific Valuation Allowance	Net Investment in TDRs	Recorded Investment in TDRs	Specific Valuation Allowance	Net Investment in TDRs
With a recorded allowance:
One- to four-family	$89	$9	$80	$403	$60	$343
Home equity	$120	$59	$61	$140	$64	$76
Without a recorded allowance:(1)
One- to four-family	$228	$—	$228	$769	$—	$769
Home equity	$101	$—	$101	$101	$—	$101
Total:
One- to four-family	$317	$9	$308	$1,172	$60	$1,112
Home equity	$221	$59	$162	$241	$64	$177

(1)	Represents loans where the discounted cash flow analysis or collateral value is equal to or exceeds the recorded investment in the loan.
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
The vast majority of the Company’s loans modified as TDRs include an interest rate reduction in combination with another type of concession. The Company prioritizes the interest rate reduction modifications in combination with the following modification categories: principal forgiven, principal deferred and re-age/extension/capitalization of accrued interest. Each class is mutually exclusive in that if a modification had an interest rate reduction with principal forgiven and an extension, the modification would only be presented in the principal forgiven column in the table below. The following tables provide the number of loans, post-modification balances immediately after being modified by major class, and the financial impact of modifications during the three and nine months ended September 30, 2014 and 2013 (dollars in millions):

	Three Months Ended September 30, 2014
		Interest Rate Reduction
	Number of Loans	Principal Forgiven	Principal Deferred	Re-age/ Extension/ Interest Capitalization	Other with Interest Rate Reduction	Other	Total
One- to four-family	15	$—	$—	$4	$—	$1	$5
Home equity	39	—	—	—	—	2	2
Total	54	$—	$—	$4	$—	$3	$7

	Three Months Ended September 30, 2013
		Interest Rate Reduction
	Number of Loans	Principal Forgiven	Principal Deferred	Re-age/ Extension/ Interest Capitalization	Other with Interest Rate Reduction	Other	Total
One- to four-family	94	$4	$1	$20	$2	$6	$33
Home equity	48	—	—	2	1	1	4
Total	142	$4	$1	$22	$3	$7	$37

	Nine Months Ended September 30, 2014
		Interest Rate Reduction
	Number of Loans	Principal Forgiven	Principal Deferred	Re-age/ Extension/ Interest Capitalization	Other with Interest Rate Reduction	Other	Total
One- to four-family	52	$1	$—	$9	$2	$5	$17
Home equity	153	—	—	3	2	6	11
Total	205	$1	$—	$12	$4	$11	$28

	Nine Months Ended September 30, 2013
		Interest Rate Reduction
	Number of Loans	Principal Forgiven	Principal Deferred	Re-age/ Extension/ Interest Capitalization	Other with Interest Rate Reduction	Other	Total
One- to four-family	269	$16	$5	$62	$4	$14	$101
Home equity	200	—	—	5	7	5	17
Total	469	$16	$5	$67	$11	$19	$118

	Three Months Ended September 30,
	2014			2013
	Financial Impact			Financial Impact
	Principal Forgiven	Pre-Modification Weighted Average Interest Rate	Post-Modification Weighted Average Interest Rate	Principal Forgiven	Pre-Modification Weighted Average Interest Rate	Post-Modification Weighted Average Interest Rate
One- to four-family	$—	5.8%	2.3%	$2	5.1%	2.3%
Home equity	—	5.7%	2.5%	—	5.0%	2.4%
Total	$—			$2

	Nine Months Ended September 30,
	2014			2013
	Financial Impact			Financial Impact
	Principal Forgiven	Pre-Modification Weighted Average Interest Rate	Post-Modification Weighted Average Interest Rate	Principal Forgiven	Pre-Modification Weighted Average Interest Rate	Post-Modification Weighted Average Interest Rate
One- to four-family	$—	5.2%	2.6%	$6	5.2%	2.3%
Home equity	—	5.4%	2.4%	—	4.5%	1.9%
Total	$—			$6
The Company considers modifications that become 30 days past due to have experienced a payment default. The following table shows the recorded investment in modifications that experienced a payment default within 12 months after the modification for the three and nine months ended September 30, 2014 and 2013 (dollars in millions):

	Three Months Ended September 30,
	2014		2013
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
One- to four-family(1)	1	$—	38	$14
Home equity(2)	19	1	20	1
Total	20	$1	58	$15

	Nine Months Ended September 30,
	2014		2013
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
One- to four-family(1)	22	$8	111	$43
Home equity(2)	40	2	56	2
Total	62	$10	167	$45

(1)
For the three and nine months ended September 30, 2014, no recorded investment and $1 million of the recorded investment in one- to four-family loans that had a payment default in the trailing 12 months was classified as current, compared to $4 million and $12 million for the three and nine months ended September 30, 2013, respectively.

(2)
For the three and nine months ended September 30, 2014, less than $1 million and $1 million of the recorded investment in home equity loans that had a payment default in the trailing 12 months was classified as current, compared to less than $1 million and $1 million for both the three and nine months ended September 30, 2013, respectively.

The delinquency status is the primary measure the Company uses to evaluate the performance of loans modified as TDRs. The following table shows the loans modified as TDRs by delinquency category at September 30, 2014 and December 31, 2013 (dollars in millions):

	Modifications Current	Modifications 30-89 Days Delinquent	Modifications 90-179 Days Delinquent	Modifications 180+ Days Delinquent	Recorded Investment in Modifications
September 30, 2014
One- to four-family	$155	$17	$1	$11	$184
Home equity	149	9	5	10	173
Total	$304	$26	$6	$21	$357
December 31, 2013
One- to four-family	$817	$92	$39	$88	$1,036
Home equity	162	13	4	9	188
Total	$979	$105	$43	$97	$1,224
The decrease in the one- to four-family TDRs was primarily due to the sale of $0.8 billion of our one- to four-family loans modified as TDRs during the nine months ended September 30, 2014.

NOTE 8—ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The Company enters into derivative transactions primarily to protect against interest rate risk on the value of certain assets, liabilities and future cash flows. Cash flow hedges, which include a combination of interest rate swaps and purchased options, including caps and floors, are used primarily to reduce the variability of future cash flows associated with existing variable-rate assets and liabilities and forecasted issuances of liabilities. Fair value hedges, which include interest rate swaps, are used to offset exposure to changes in value of certain fixed-rate assets and liabilities. Each derivative is recorded on the consolidated balance sheet at fair value as a freestanding asset or liability. The following table summarizes the fair value amounts of derivatives designated as hedging instruments reported in the consolidated balance sheet at September 30, 2014 and December 31, 2013 (dollars in millions):

		Fair Value
	Notional	Asset(1)	Liability(2)	Net(3)
September 30, 2014
Interest rate contracts:
Cash flow hedges:
Pay-fixed rate swaps	$1,075	$9	$(32)	$(23)
Purchased options	1,325	26	—	26
Total cash flow hedges	2,400	35	(32)	3
Fair value hedges:
Pay-fixed rate swaps	1,453	24	(16)	8
Total derivatives designated as hedging instruments(4)	$3,853	$59	$(48)	$11
December 31, 2013
Interest rate contracts:
Cash flow hedges:
Pay-fixed rate swaps	$2,480	$19	$(168)	$(149)
Purchased options	825	8	—	8
Total cash flow hedges	3,305	27	(168)	(141)
Fair value hedges:
Pay-fixed rate swaps	1,614	80	(1)	79
Total derivatives designated as hedging instruments(4)	$4,919	$107	$(169)	$(62)

(1)	Reflected in the other assets line item on the consolidated balance sheet.

(2)	Reflected in the other liabilities line item on the consolidated balance sheet.

(3)	Represents derivative assets net of derivative liabilities for disclosure purposes only.

(4)	All derivatives were designated as hedging instruments at September 30, 2014 and December 31, 2013.

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
The future issuances of liabilities, including repurchase agreements, are largely dependent on the market demand and liquidity in the wholesale borrowings market. At September 30, 2014, the Company believes the forecasted issuance of all debt in cash flow hedge relationships is probable. However, unexpected changes in market conditions in future periods could impact the ability to issue this debt. The Company believes the forecasted issuance of debt in the form of repurchase agreements is most susceptible to an unexpected change in market conditions.
The following table summarizes the effect of interest rate contracts designated and qualifying as hedging instruments in cash flow hedges on accumulated other comprehensive loss and on the consolidated statement of income for the three and nine months ended September 30, 2014 and 2013 (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Gains (losses) on derivatives recognized in OCI (effective portion), net of tax	$5	$(11)	$(27)	$57
Losses reclassified from AOCI into earnings (effective portion), net of tax	$(18)	$(21)	$(59)	$(64)
Cash flow hedge ineffectiveness gains (losses)(1)	$(1)	$—	$(1)	$1

(1)	The cash flow hedge ineffectiveness is reflected in the gains on loans and securities, net line item on the consolidated statement of income.
During the upcoming twelve months, the Company expects to include a pre-tax amount of approximately $105 million of net unrealized losses that are currently reflected in accumulated other comprehensive loss in net operating interest income as a yield adjustment in the same periods in which the related hedged items affect earnings. The maximum length of time over which transactions are hedged is 8 years.
The following table shows the balance in accumulated other comprehensive loss attributable to active and discontinued cash flow hedges at September 30, 2014 and December 31, 2013 (dollars in millions):

	September 30, 2014	December 31, 2013
Accumulated other comprehensive loss balance (net of tax) related to:
Discontinued cash flow hedges	$(233)	$(201)
Active cash flow hedges	(33)	(97)
Total cash flow hedges	$(266)	$(298)
The following table shows the balance in accumulated other comprehensive loss attributable to cash flow hedges by type of hedged item at September 30, 2014 and December 31, 2013 (dollars in millions):

	September 30, 2014	December 31, 2013
Repurchase agreements	$(344)	$(379)
FHLB advances	(85)	(99)
Total balance of cash flow hedges, before tax	(429)	(478)
Tax benefit	163	180
Total balance of cash flow hedges, net of tax	$(266)	$(298)
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
The following table summarizes the effect of interest rate contracts designated and qualifying as hedging instruments in fair value hedges and related hedged items on the consolidated statement of income for the three and nine months ended September 30, 2014 and 2013 (dollars in millions):

	Three Months Ended September 30,
	2014			2013
	Hedging Instrument	Hedged Item	Hedge Ineffectiveness(1)	Hedging Instrument	Hedged Item	Hedge Ineffectiveness(1)
Agency debentures	$(2)	$2	$—	$3	$(5)	$(2)
Agency mortgage-backed securities	—	—	—	(7)	6	(1)
Total gains (losses) included in earnings	$(2)	$2	$—	$(4)	$1	$(3)

	Nine Months Ended September 30,
	2014			2013
	Hedging Instrument	Hedged Item	Hedge Ineffectiveness(1)	Hedging Instrument	Hedged Item	Hedge Ineffectiveness(1)
Agency debentures	$(59)	$52	$(7)	$48	$(48)	$—
Agency mortgage-backed securities	(17)	17	—	21	(22)	(1)
Total gains (losses) included in earnings	$(76)	$69	$(7)	$69	$(70)	$(1)

(1)	Reflected in the gains on loans and securities, net line item on the consolidated statement of income.

NOTE 9—SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND FHLB ADVANCES AND OTHER BORROWINGS
Securities sold under agreements to repurchase, FHLB advances and other borrowings at September 30, 2014 and December 31, 2013 are shown in the following table (dollars in millions):

		FHLB Advances and Other Borrowings
	Repurchase Agreements(1)	FHLB Advances	Other	Total	Weighted Average Interest Rate
Due within one year	$3,267	$270	$—	$3,537	0.34%
Due between one and two years	250	250	—	500	0.43%
Due between two and three years	400	400	—	800	0.78%
Thereafter	—	—	428	428	2.92%
Subtotal	3,917	920	428	5,265	0.63%
Fair value hedge adjustments	—	23	—	23
Deferred costs	—	(77)	—	(77)
Total other borrowings at September 30, 2014	$3,917	$866	$428	$5,211	0.63%
Total other borrowings at December 31, 2013	$4,543	$851	$428	$5,822	0.72%

(1)	The maximum amount at any month end for repurchase agreements was $4.9 billion and $4.6 billion for nine months ended September 30, 2014 and the year ended December 31, 2013, respectively.
Securities Sold Under Agreements to Repurchase
During the nine months ended September 30, 2014, the decrease in securities sold under agreements to repurchase was primarily due to the scheduled expiration of $600 million. In addition, the Company paid down in advance of maturity $100 million of its fixed-rate repurchase agreements for which losses on early extinguishment of debt of $12 million were recorded in the consolidated statement of income.
NOTE 10—ACCUMULATED OTHER COMPREHENSIVE LOSS
The following tables present after-tax changes in each component of accumulated other comprehensive loss for the three and nine months ended September 30, 2014 and 2013 (dollars in millions):

	Available-for-sale Securities	Cash Flow Hedging Instruments	Foreign Currency Translation	Total
Beginning balance, June 30, 2014	$(11)	$(289)	$5	$(295)
Other comprehensive income (loss) before reclassifications	(20)	5	—	(15)
Amounts reclassified from accumulated other comprehensive loss	(7)	18	—	11
Net change	(27)	23	—	(4)
Ending balance, September 30, 2014	$(38)	$(266)	$5	$(299)

	Available-for-sale Securities	Cash Flow Hedging Instruments	Foreign Currency Translation	Total
Beginning balance, June 30, 2013	$(104)	$(341)	$5	$(440)
Other comprehensive income (loss) before reclassifications	19	(11)	—	8
Amounts reclassified from accumulated other comprehensive loss	(10)	21	—	11
Net change	9	10	—	19
Ending balance, September 30, 2013	$(95)	$(331)	$5	$(421)

	Available-for-sale Securities	Cash Flow Hedging Instruments	Foreign Currency Translation	Total
Beginning balance, December 31, 2013	$(160)	$(298)	$5	$(453)
Other comprehensive income (loss) before reclassifications	143	(27)	—	116
Amounts reclassified from accumulated other comprehensive loss	(21)	59	—	38
Net change	122	32	—	154
Ending balance, September 30, 2014	$(38)	$(266)	$5	$(299)

	Available-for-sale Securities	Cash Flow Hedging Instruments	Foreign Currency Translation	Total
Beginning balance, December 31, 2012	$137	$(452)	$5	$(310)
Other comprehensive income (loss) before reclassifications	(201)	57	—	(144)
Amounts reclassified from accumulated other comprehensive loss	(31)	64	—	33
Net change	(232)	121	—	(111)
Ending balance, September 30, 2013	$(95)	$(331)	$5	$(421)

The following table presents the income statement line items impacted by reclassifications out of accumulated other comprehensive loss for the three and nine months ended September 30, 2014 and 2013 (dollars in millions):

Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss				Affected Line Items in the Consolidated Statement of Income
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Available-for-sale securities:
	$12	$16	$34	$50	Gains on loans and securities, net
	(5)	(6)	(13)	(19)	Tax expense
	$7	$10	$21	$31	Reclassification into earnings, net
Cash flow hedging instruments:
	$—	$2	$—	$7	Operating interest income
	(30)	(37)	(97)	(109)	Operating interest expense
	(30)	(35)	(97)	(102)	Reclassification into earnings, before tax
	12	14	38	38	Tax expense
	$(18)	$(21)	$(59)	$(64)	Reclassification into earnings, net

NOTE 11—EARNINGS PER SHARE
The following table presents a reconciliation of basic and diluted earnings per share (in millions, except share data and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Basic:
Net income	$86	$47	$252	$28
Basic weighted-average shares outstanding (in thousands)	288,843	287,111	288,536	286,882
Basic earnings per share	$0.30	$0.17	$0.87	$0.10
Diluted:
Net income	$86	$47	$252	$28
Basic weighted-average shares outstanding (in thousands)	288,843	287,111	288,536	286,882
Effect of dilutive securities:
Weighted-average convertible debentures (in thousands)	4,066	4,125	4,071	4,125
Weighted-average options and restricted stock issued to employees (in thousands)	1,210	1,394	1,361	1,242
Diluted weighted-average shares outstanding (in thousands)	294,119	292,630	293,968	292,249
Diluted earnings per share	$0.29	$0.16	$0.86	$0.10

For the three months ended September 30, 2014 and 2013, the Company excluded 0.4 million and 1.2 million shares, respectively of stock options and restricted stock awards and units from the calculations of diluted earnings per share as the effect would have been anti-dilutive. For the nine months ended September 30, 2014 and 2013, the Company excluded 0.5 million and 1.8 million shares, respectively of stock options and restricted stock awards and units from the calculations of diluted earnings per share as the effect would have been anti-dilutive.

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

At September 30, 2014 and December 31, 2013, all of the Company’s broker-dealer subsidiaries met minimum net capital requirements. The tables below summarize the minimum excess capital requirements for the Company’s broker-dealer subsidiaries at September 30, 2014 and December 31, 2013 (dollars in millions):

	Required Net Capital	Net Capital	Excess Net Capital
September 30, 2014:
E*TRADE Clearing LLC(1)	$175	$772	$597
E*TRADE Securities LLC(1)	—	411	411
Other broker-dealers	1	18	17
Total	$176	$1,201	$1,025
December 31, 2013:
E*TRADE Clearing LLC(1)	$144	$715	$571
E*TRADE Securities LLC(1)	—	261	261
G1 Execution Services, LLC(2)	1	22	21
Other broker-dealers	2	22	20
Total	$147	$1,020	$873

(1)	Elected to use the Alternative method to compute net capital. The net capital requirement was $250,000 for E*TRADE Securities LLC for both periods presented.

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
Quantitative measures established by regulation to ensure capital adequacy require E*TRADE Bank to meet minimum total capital, Tier 1 capital and Tier 1 leverage ratios. As shown in the table below, at both September 30, 2014 and December 31, 2013, E*TRADE Bank was categorized as "well capitalized" under the regulatory framework for prompt corrective action. However, events beyond management's control, such as deterioration in credit markets, could adversely affect future earnings and E*TRADE Bank's ability to meet future capital requirements and ability to pay dividends to the parent company. E*TRADE Bank’s actual and required capital amounts and ratios at September 30, 2014 and December 31, 2013 are presented in the table below (dollars in millions):

	Actual		Minimum Required to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Excess Capital
September 30, 2014:
Total capital	$4,667	25.87%	$1,804	10.00%	$2,863
Tier 1 capital	$4,439	24.61%	$1,082	6.00%	$3,357
Tier 1 leverage	$4,439	10.40%	$2,134	5.00%	$2,305
December 31, 2013:
Total capital	$4,331	24.25%	$1,786	10.00%	$2,545
Tier 1 capital	$4,105	22.98%	$1,072	6.00%	$3,033
Tier 1 leverage	$4,105	9.51%	$2,158	5.00%	$1,947

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
On May 16, 2011, Droplets Inc., the holder of two patents pertaining to user interface servers, filed a complaint in the U.S. District Court for the Eastern District of Texas against E*TRADE Financial Corporation, E*TRADE Securities LLC, E*TRADE Bank and multiple other unaffiliated financial services firms. Plaintiff contends that the defendants engaged in patent infringement under federal law. Plaintiff seeks unspecified damages and an injunction against future infringements, plus royalties, costs, interest and attorneys’ fees. On September 30, 2011, the Company and several co-defendants filed a motion to transfer the case to the Southern District of New York. Venue discovery occurred throughout December 2011. On January 1, 2012, a new judge was assigned to the case. On March 28, 2012, a change of venue was granted and the case was transferred to the United States District Court for the Southern District of New York. The Company filed its answer and counterclaim on June 13, 2012 and plaintiff moved to dismiss the counterclaim. The Company filed a motion for summary judgment. Plaintiffs sought to change venue back to the Eastern District of Texas on the theory that this case is one of several matters that should be consolidated in a single multi-district litigation. On December 12, 2012, the Multidistrict Litigation Panel denied the transfer of this action to Texas. By opinion dated April 4, 2013, the Court denied defendants’ motion for summary judgment and plaintiff’s motion to dismiss the counterclaims. The Court issued its order on claim construction on October 22, 2013, and by order dated January 28, 2014, the Court adopted the defendants' proposed claims construction. On March 25, 2014, the Court granted plaintiff leave to amend its complaint to add a newly-issued patent, but stayed all litigation pertaining to that patent until a covered business method review could be heard by the Patent and Trademark Appeals Board. The defendants filed petitions for covered business method patent reviews with the Patent and Trademark Appeals Board on May 12, 2014. Motions for summary judgment were filed in the U.S. District Court in August 2014 and the parties await the decision. The Company will continue to defend itself vigorously in this matter, both in the District Court and at the U.S. Patent and Trademark Office.
Several cases have been filed nationwide involving the April 2007 leveraged buyout ("LBO") of the Tribune Company ("Tribune") by Sam Zell, and the subsequent bankruptcy of Tribune. In William Niese et al. v. A.G. Edwards et al., in Superior Court of Delaware, New Castle County, former Tribune employees and retirees claimed that Tribune was actually insolvent at the time of the LBO and that the LBO constituted a fraudulent transaction that depleted the plaintiffs’ retirement plans, rendering them worthless. E*TRADE Clearing LLC, along with numerous other financial institutions, is a named defendant in this case. One of the defendants removed the action to federal district court in Delaware on July 1, 2011. In Deutsche Bank Trust Company Americas et al. v. Adaly Opportunity Fund et al., filed in the Supreme Court of New York, New York County on June 3, 2011, the Trustees of certain notes issued by Tribune allege wrongdoing in connection with the LBO. In particular the Trustees claim that the LBO constituted a constructive fraudulent transfer under various state laws. G1 Execution Services, LLC (formerly known as E*TRADE Capital Markets, LLC), along with numerous other financial institutions, is a named defendant in this case. In Deutsche Bank et al. v. Ohlson et al., filed in the U.S. District Court for the Northern District of Illinois, noteholders of Tribune asserted claims of constructive fraud and G1 Execution Services, LLC is a named defendant in this case. Under the agreement governing the sale of G1 Execution Services, LLC to Susquehanna, the Company remains responsible for any resulting actions taken against G1 Execution Services, LLC as a result of such investigation. In EGI-TRB LLC et al. v. ABN-AMRO et al., filed in the Circuit Court of Cook County Illinois, creditors of Tribune assert fraudulent conveyance claims against multiple shareholder defendants and E*TRADE Clearing LLC is a named defendant in this case. These cases have been consolidated into a multi-district litigation. The Company’s time to answer or otherwise respond to the complaints has been stayed pending further orders of the Court. On September 18, 2013, the Court entered the Fifth Amended Complaint. On September 23, 2013, the Court granted the defendants’ motion to dismiss the individual creditors’ complaint. The individual creditors filed a notice of appeal. The steering committees for plaintiffs and defendants have submitted a joint plan for the next phase of litigation. The next phase of the action will involve individual motions to dismiss. On April 22, 2014, the Court issued its protocols for dismissal motions for those defendants who were "mere conduits" who facilitated the transactions at issue. The motion to dismiss Count I of the Fifth Amended Complaint for failure to state a cause of action was fully briefed on July 2, 2014, and the parties await decision on that motion. The Company will defend itself vigorously in these matters.
On April 30, 2013, a putative class action was filed by John Scranton, on behalf of himself and a class of persons similarly situated, against E*TRADE Financial Corporation and E*TRADE Securities LLC in the Superior Court of California, County of Santa Clara, pursuant to the California procedures for a private Attorney General action. The Complaint alleged that the Company misrepresented through its website that it would always automatically exercise options that were in-the-money by $0.01 or more on expiration date. Plaintiffs allege violations of the California Unfair Competition Law, the California Consumer Remedies Act, fraud, misrepresentation, negligent misrepresentation and breach of fiduciary duty. The case has been deemed complex within the meaning of the California Rules of Court, and a case management conference was held on September 13, 2013. The Company’s demurrer and motion to strike the complaint were granted by order dated December 20, 2013. The Court granted leave to amend the complaint. A second amended complaint was filed on January 31, 2014. On March 11, 2014, the Company moved to strike and for a demurrer to the second amended complaint. On October 20, 2014, the Court sustained the Company's demurrer, dismissing four counts of the second amended complaint with prejudice and two counts without prejudice. The plaintiffs have until November 10, 2014 to file a third amended complaint. The Company will continue to defend itself vigorously in this matter.
On April 18, 2014, a putative class action was filed by the City of Providence, Rhode Island against forty-one high frequency trading firms, stock exchanges, market-makers, and other broker-dealers, including the Company, in the U.S. District Court for the Southern District of New York. The Complaint alleges that the high frequency trading firms, certain broker-dealers managing dark pools, and the exchanges manipulated the U.S. Securities markets, and that numerous market-makers and broker-dealers participated in that manipulation by doing business with the high frequency traders. As to the Company, the Complaint alleges violation of Sections 10(b) and 20(a) of the Exchange Act. On May 2, 2014, a similar putative class action was filed by American European Insurance Company against forty-two high frequency trading firms, stock exchanges, market-makers, and other broker-dealers, including the Company, in the U.S. District Court for the Southern District of New York. The action filed by American European Insurance Company made allegations substantially similar to the allegations in the City of Providence complaint. On June 13, 2014, a putative class action was filed by James J. Flynn and Dominic Morelli against twenty-six firms including the Company in the United States District Court for the Southern District of New York. The Flynn Complaint made allegations substantially similar to the allegations in the City of Providence Complaint. While there can be no assurances, based on the advice of the Company's external legal counsel, the Company believes that the claims against it have no merit and the Company will ultimately prevail. The consolidated amended complaint does not identify the Company as a defendant or make any allegations regarding the Company. The Company will defend itself vigorously in these matters.
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
During 2012, the Company completed a review of order handling practices and pricing for order flow between E*TRADE Securities LLC and G1 Execution Services, LLC. The Company has implemented changes to its practices and procedures that were recommended during the review. Banking regulators and federal securities regulators were regularly updated during the course of the review and may initiate investigations into the Company’s historical practices which could subject it to monetary penalties and cease-and-desist orders, which could also prompt claims by customers of E*TRADE Securities LLC. Any of these actions could materially and adversely affect the Company’s broker-dealer businesses. On July 11, 2013, FINRA notified E*TRADE Securities LLC and G1 Execution Services, LLC that it is conducting an examination of both firms’ routing practices. The Company is cooperating fully with FINRA in this examination. Under the agreement governing the sale of G1 Execution Services, LLC to Susquehanna, the Company remains responsible for any resulting actions taken against G1 Execution Services, LLC as a result of such investigation.
In October 2014, E*TRADE Securities LLC and G1 Execution Services, LLC reached a settlement with the SEC in connection with effecting the sale of certain "penny stock" securities on behalf of three former customers without an applicable exemption from the registration provisions of the federal securities laws during the period 2007 to 2011. Without admitting or denying the SEC's findings, E*TRADE Securities LLC and G1 Execution Services, LLC entered into a settlement pursuant to which they agreed to be censured and consented to an order of the SEC requiring them to cease and desist from committing or causing future violations of the registration provisions of the Securities Act of 1933. Pursuant to the settlement agreement, E*TRADE Securities LLC and G1 Execution Services, LLC agreed to pay approximately $1.6 million in disgorgement and prejudgment interest on commissions and a $1 million penalty. This matter was previously reserved for.
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
Other Investments
The Company has investments in small business investment companies, community development financial institutions, affordable housing tax credit partnerships and other limited partnerships. The Company had $33 million in unfunded commitments with respect to these investments at September 30, 2014.
Unused Lines of Credit and Certificates of Deposit

At September 30, 2014, the Company had approximately $37 million of certificates of deposit scheduled to mature in less than one year and $184 million of unfunded commitments to extend credit.
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
During the 30-year period prior to the redemption of the trust preferred securities, ETBH guarantees the accrued and unpaid distributions on these securities, as well as the redemption price of the securities and certain costs that may be incurred in liquidating, terminating or dissolving the trusts (all of which would otherwise be payable by the trusts). At September 30, 2014, management estimated that the maximum potential liability under this arrangement, including the current carrying value of the trusts, was equal to approximately $436 million or the total face value of these securities plus dividends, which may be unpaid at the termination of the trust arrangement.
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
The Company evaluates the performance of its segments based on the segment’s income (loss) before income taxes. Financial information for the Company’s reportable segments is presented in the following tables (dollars in millions):

	Three Months Ended September 30, 2014
	Trading and Investing	Balance Sheet Management	Corporate/ Other	Total
Net operating interest income	$165	$104	$—	$269
Total non-interest income	162	9	—	171
Total net revenue	327	113	—	440
Provision for loan losses	—	10	—	10
Total operating expense	183	36	58	277
Income (loss) before other income (expense) and income taxes	144	67	(58)	153
Total other income (expense)	—	—	(28)	(28)
Income (loss) before income taxes	$144	$67	$(86)	$125
Income tax expense				39
Net income				$86

	Three Months Ended September 30, 2013
	Trading and Investing	Balance Sheet Management	Corporate/ Other	Total
Net operating interest income	$134	$107	$—	$241
Total non-interest income	163	13	—	176
Total net revenue	297	120	—	417
Provision for loan losses	—	37	—	37
Total operating expense	171	43	57	271
Income (loss) before other income (expense) and income taxes	126	40	(57)	109
Total other income (expense)	—	—	(29)	(29)
Income (loss) before income taxes	$126	$40	$(86)	80
Income tax expense				33
Net income				$47

	Nine Months Ended September 30, 2014
	Trading and Investing	Balance Sheet Management	Corporate/ Other	Total
Net operating interest income	$459	$346	$—	$805
Total non-interest income	513	35	—	548
Total net revenue	972	381	—	1,353
Provision for loan losses	—	26	—	26
Total operating expense	574	113	164	851
Income (loss) before other income (expense) and income taxes	398	242	(164)	476
Total other income (expense)	—	—	(95)	(95)
Income (loss) before income taxes	$398	$242	$(259)	381
Income tax expense				129
Net income				$252

	Nine Months Ended September 30, 2013
	Trading and Investing	Balance Sheet Management	Corporate/ Other	Total
Net operating interest income	$401	$324	$—	$725
Total non-interest income	501	51	—	552
Total net revenue	902	375	—	1,277
Provision for loan losses	—	126	—	126
Total operating expense	688	135	157	980
Income (loss) before other income (expense) and income taxes	214	114	(157)	171
Total other income (expense)	—	—	(81)	(81)
Income (loss) before income taxes	$214	$114	$(238)	90
Income tax expense				62
Net income				$28

Segment Assets

	Trading and Investing	Balance Sheet Management	Corporate/ Other	Total
As of September 30, 2014	$11,989	$33,070	$760	$45,819
As of December 31, 2013	$10,820	$34,784	$676	$46,280

NOTE 15—SUBSEQUENT EVENT
On October 31, 2014, the Company executed a sale-leaseback transaction on its office located in Alpharetta, Georgia. The Company now leases a total of forty-five properties, as this was its only owned office prior to the transaction.  The Company recorded the sales proceeds of approximately $56 million as a financing obligation and the related assets continue to be included in the property and equipment, net line item on the consolidated balance sheet.
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

(b)
There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2014, identified in connection with management's evaluation required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
On May 16, 2011, Droplets Inc., the holder of two patents pertaining to user interface servers, filed a complaint in the U.S. District Court for the Eastern District of Texas against E*TRADE Financial Corporation, E*TRADE Securities LLC, E*TRADE Bank and multiple other unaffiliated financial services firms. Plaintiff contends that the defendants engaged in patent infringement under federal law. Plaintiff seeks unspecified damages and an injunction against future infringements, plus royalties, costs, interest and attorneys’ fees. On September 30, 2011, the Company and several co-defendants filed a motion to transfer the case to the Southern District of New York. Venue discovery occurred throughout December 2011. On January 1, 2012, a new judge was assigned to the case. On March 28, 2012, a change of venue was granted and the case was transferred to the United States District Court for the Southern District of New York. The Company filed its answer and counterclaim on June 13, 2012 and plaintiff moved to dismiss the counterclaim. The Company filed a motion for summary judgment. Plaintiffs sought to change venue back to the Eastern District of Texas on the theory that this case is one of several matters that should be consolidated in a single multi-district litigation. On December 12, 2012, the Multidistrict Litigation Panel denied the transfer of this action to Texas. By opinion dated April 4, 2013, the Court denied defendants’ motion for summary judgment and plaintiff’s motion to dismiss the counterclaims. The Court issued its order on claim construction on October 22, 2013, and by order dated January 28, 2014, the Court adopted the defendants' proposed claims construction. On March 25, 2014, the Court granted plaintiff leave to amend its complaint to add a newly-issued patent, but stayed all litigation pertaining to that patent until a covered business method review could be heard by the Patent and Trademark Appeals Board. The defendants filed petitions for covered business method patent reviews with the Patent and Trademark Appeals Board on May 12, 2014. Motions for summary judgment were filed in the U.S. District Court in August 2014 and the parties await the decision. The Company will continue to defend itself vigorously in this matter, both in the District Court and at the U.S. Patent and Trademark Office.
Several cases have been filed nationwide involving the April 2007 leveraged buyout ("LBO") of the Tribune Company ("Tribune") by Sam Zell, and the subsequent bankruptcy of Tribune. In William Niese et al. v. A.G. Edwards et al., in Superior Court of Delaware, New Castle County, former Tribune employees and retirees claimed that Tribune was actually insolvent at the time of the LBO and that the LBO constituted a fraudulent transaction that depleted the plaintiffs’ retirement plans, rendering them worthless. E*TRADE Clearing LLC, along with numerous other financial institutions, is a named defendant in this case. One of the defendants removed the action to federal district court in Delaware on July 1, 2011. In Deutsche Bank Trust Company Americas et al. v. Adaly Opportunity Fund et al., filed in the Supreme Court of New York, New York County on June 3, 2011, the Trustees of certain notes issued by Tribune allege wrongdoing in connection with the LBO. In particular the Trustees claim that the LBO constituted a constructive fraudulent transfer under various state laws. G1 Execution Services, LLC (formerly known as E*TRADE Capital Markets, LLC), along with numerous other financial institutions, is a named defendant in this case. In Deutsche Bank et al. v. Ohlson et al., filed in the U.S. District Court for the Northern District of Illinois, noteholders of Tribune asserted claims of constructive fraud and G1 Execution Services, LLC is a named defendant in this case. Under the agreement governing the sale of G1 Execution Services, LLC to Susquehanna, the Company remains responsible for any resulting actions taken against G1 Execution Services, LLC as a result of such investigation. In EGI-TRB LLC et al. v. ABN-AMRO et al., filed in the Circuit Court of Cook County Illinois, creditors of Tribune assert fraudulent conveyance claims against multiple shareholder defendants and E*TRADE Clearing LLC is a named defendant in this case. These cases have been consolidated into a multi-district litigation. The Company’s time to answer or otherwise respond to the complaints has been stayed pending further orders of the Court. On September 18, 2013, the Court entered the Fifth Amended Complaint. On September 23, 2013, the Court granted the defendants’ motion to dismiss the individual creditors’ complaint. The individual creditors filed a notice of appeal. The steering committees for plaintiffs and defendants have submitted a joint plan for the next phase of litigation. The next phase of the action will involve individual motions to dismiss. On April 22, 2014, the Court issued its protocols for dismissal motions for those defendants who were "mere conduits" who facilitated the transactions at issue. The motion to dismiss Count I of the Fifth Amended Complaint for failure to state a cause of action was fully briefed on July 2, 2014, and the parties await decision on that motion. The Company will defend itself vigorously in these matters.
During 2012, the Company completed a review of order handling practices and pricing for order flow between E*TRADE Securities LLC and G1 Execution Services, LLC. The Company has implemented changes to its practices and procedures that were recommended during the review. Banking regulators and federal securities regulators were regularly updated during the course of the review and may initiate investigations into the Company’s historical practices which could subject it to monetary penalties and cease-and-desist orders, which could also prompt claims by customers of E*TRADE Securities LLC. Any of these actions could materially and adversely affect the Company’s broker-dealer businesses. On July 11, 2013, FINRA notified E*TRADE Securities LLC and G1 Execution Services, LLC that it is conducting an examination of both firms’ routing practices. The Company is cooperating fully with FINRA in this examination. Under the agreement governing the sale of G1 Execution Services, LLC to Susquehanna, the Company remains responsible for any resulting actions taken against G1 Execution Services, LLC as a result of such investigation.
On April 30, 2013, a putative class action was filed by John Scranton, on behalf of himself and a class of persons similarly situated, against E*TRADE Financial Corporation and E*TRADE Securities LLC in the Superior Court of California, County of Santa Clara, pursuant to the California procedures for a private Attorney General action. The Complaint alleged that the Company misrepresented through its website that it would always automatically exercise options that were in-the-money by $0.01 or more on expiration date. Plaintiffs allege violations of the California Unfair Competition Law, the California Consumer Remedies Act, fraud, misrepresentation, negligent misrepresentation and breach of fiduciary duty. The case has been deemed complex within the meaning of the California Rules of Court, and a case management conference was held on September 13, 2013. The Company’s demurrer and motion to strike the complaint were granted by order dated December 20, 2013. The Court granted leave to amend the complaint. A second amended complaint was filed on January 31, 2014. On March 11, 2014, the Company moved to strike and for a demurrer to the second amended complaint. On October 20, 2014, the Court sustained the Company's demurrer, dismissing four counts of the second amended complaint with prejudice and two counts without prejudice. The plaintiffs have until November 10, 2014 to file a third amended complaint. The Company will continue to defend itself vigorously in this matter.
On April 18, 2014, a putative class action was filed by the City of Providence, Rhode Island against forty-one high frequency trading firms, stock exchanges, market-makers, and other broker-dealers, including the Company, in the U.S. District Court for the Southern District of New York. The Complaint alleges that the high frequency trading firms, certain broker-dealers managing dark pools, and the exchanges manipulated the U.S. Securities markets, and that numerous market-makers and broker-dealers participated in that manipulation by doing business with the high frequency traders. As to the Company, the Complaint alleges violation of Sections 10(b) and 20(a) of the Exchange Act. On May 2, 2014, a similar putative class action was filed by American European Insurance Company against forty-two high frequency trading firms, stock exchanges, market-makers, and other broker-dealers, including the Company, in the U.S. District Court for the Southern District of New York. The action filed by American European Insurance Company made allegations substantially similar to the allegations in the City of Providence complaint. On June 13, 2014, a putative class action was filed by James J. Flynn and Dominic Morelli against twenty-six firms including the Company in the United States District Court for the Southern District of New York. The Flynn Complaint made allegations substantially similar to the allegations in the City of Providence Complaint. While there can be no assurances, based on the advice of the Company's external legal counsel, the Company believes that the claims against it have no merit and the Company will ultimately prevail. The consolidated amended complaint does not identify the Company as a defendant or make any allegations regarding the Company. The Company will defend itself vigorously in these matters.
In October 2014, E*TRADE Securities LLC and G1 Execution Services, LLC reached a settlement with the SEC in connection with effecting the sale of certain "penny stock" securities on behalf of three former customers without an applicable exemption from the registration provisions of the federal securities laws during the period 2007 to 2011. Without admitting or denying the SEC's findings, E*TRADE Securities LLC and G1 Execution Services, LLC entered into a settlement pursuant to which they agreed to be censured and consented to an order of the SEC requiring them to cease and desist from committing or causing future violations of the registration provisions of the Securities Act of 1933. Pursuant to the settlement agreement, E*TRADE Securities LLC and G1 Execution Services, LLC agreed to pay approximately $1.6 million in disgorgement and prejudgment interest on commissions and a $1 million penalty. This matter was previously reserved for.
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
Dated: November 4, 2014

E*TRADE Financial Corporation (Registrant)

By	/s/ PAUL T. IDZIK
Paul T. Idzik
Chief Executive Officer
(Principal Executive Officer)

By	/s/ MATTHEW J. AUDETTE
Matthew J. Audette
Chief Financial Officer
(Principal Financial and Accounting Officer)