Form 10-K
period 2014-12-31
E TRADE FINANCIAL Corp
filed 2015-02-24
CIK 1015780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-K
_____________________________
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to             .
Commission File Number 1-11921
 ____________________________
E*TRADE Financial Corporation
(Exact Name of Registrant as Specified in its Charter)
____________________________

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
 ____________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
At June 30, 2014, the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $4.4 billion (based upon the closing price per share of the registrant's common stock as reported by the NASDAQ Global Select Market on that date). Shares of common stock held by each officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliates' status is not necessarily a conclusive determination for other purposes.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
As of February 19, 2015, there were 289,824,138 shares of common stock outstanding.
Documents Incorporated by Reference: Certain portions of the definitive Proxy Statement related to the Company’s 2015 Annual Meeting of Stockholders, to be filed hereafter (incorporated into Part III hereof).

E*TRADE FINANCIAL CORPORATION
FORM 10-K ANNUAL REPORT
For the Year Ended December 31, 2014

i

Unless otherwise indicated, references to "the Company," "we," "us," "our" and "E*TRADE" mean E*TRADE Financial Corporation and its subsidiaries.
E*TRADE, E*TRADE Financial, E*TRADE Bank, Equity Edge, OptionsLink and the Converging Arrows logo are registered trademarks of E*TRADE Financial Corporation in the United States and in other countries.

ii

PART I
FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. These statements relate to our future plans, objectives, expectations and intentions based on certain assumptions and include any statement that is not historical in nature. These statements may be identified by the use of words such as "assume," "expect," "believe," "may," "will," "should," "anticipate," "intend," "plan," "estimate," "continue" and similar expressions. We caution that actual results could differ materially from those discussed in these forward-looking statements. Important factors that could contribute to our actual results differing materially from any forward-looking statements include, but are not limited to, those discussed under Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Part I. Item 1A. Risk Factors of this Form 10-K; and elsewhere in this report and in other reports we file with the SEC. By their nature forward-looking statements are not guarantees of future performance or results and are subject to risks, uncertainties and assumptions that are difficult to predict or quantify. Actual future results may vary materially from expectations expressed or implied in this report or any of our prior communications. The forward-looking statements contained in this report reflect our expectations only as of the date of this report. You should not place undue reliance on forward-looking statements, as we do not undertake to update or revise forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statements were made, except as required by law.

ITEM 1.	BUSINESS
OVERVIEW
E*TRADE Financial Corporation is a financial services company that provides brokerage and related products and services primarily to individual retail investors under the brand "E*TRADE Financial." We also provide investor-focused banking products, primarily sweep deposits, to retail investors. Our competitive strategy is to attract and retain customers by emphasizing a hybrid model of digital and technology-intensive channels, backed by professional support and guidance.
Our corporate offices are located at 1271 Avenue of the Americas, 14th Floor, New York, New York 10020. We were incorporated in California in 1982 and reincorporated in Delaware in July 1996. We had approximately 3,200 employees at December 31, 2014. We operate directly and through numerous subsidiaries, many of which are overseen by governmental and self-regulatory organizations. Our most significant subsidiaries are described below:

•	E*TRADE Securities LLC is a registered broker-dealer and is the primary provider of brokerage products and services to our customers;

•	E*TRADE Clearing LLC is the clearing firm for our brokerage subsidiaries and its main purpose is to clear and settle securities transactions for customers of E*TRADE Securities LLC;

•
E*TRADE Bank is a federally chartered savings bank utilized by E*TRADE's broker-dealers to maximize the value of customer deposits. It provides our customers with Federal Deposit Insurance Corporation ("FDIC") insurance on a certain amount of customer deposits and provides other banking products to our customers; and

•	E*TRADE Financial Corporate Services is an operating subsidiary of the parent company and is the provider of software and services for managing equity compensation plans to our corporate customers.
Our two primary U.S. broker-dealers, E*TRADE Clearing LLC and E*TRADE Securities LLC, became operating subsidiaries of E*TRADE Bank in 2007 and 2009, respectively. As a result, the vast majority of our revenue-generating operations resided within E*TRADE Bank and its subsidiaries, making capital distributions to our parent company reliant on approvals from our banking regulators. We recently received regulatory approval to move both E*TRADE Clearing LLC and E*TRADE Securities LLC out from under E*TRADE Bank. This revised organizational structure provides increased capital flexibility as it enables us to dividend excess regulatory capital at our broker-dealers to the parent company. E*TRADE Securities LLC was moved from under E*TRADE Bank in February 2015 and we plan to move E*TRADE Clearing LLC later in 2015.
A complete list of our subsidiaries at December 31, 2014 can be found in Exhibit 21.1.
We provide services to customers through our website www.etrade.com, our desktop software E*TRADE Pro, and our mobile applications. We also provide services through our network of customer service representatives and financial consultants, over the phone or in person through our 30 E*TRADE branches. Information on our website is not a part of this report.

STRATEGY
Our business strategy is centered on two core objectives: accelerating the growth of our core brokerage business to improve market share, and strengthening our overall financial and franchise position.
Accelerate Growth of Core Brokerage Business

•	Capitalize on secular growth within the direct brokerage industry.
The direct brokerage industry is growing at a faster rate than the traditional brokerage industry. We are focused on capitalizing on this growth by ensuring our customers' trading and investing needs are met through our direct relationships.

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
Strengthen Overall Financial and Franchise Position

•	Manage down legacy investments and mitigate credit losses.
We continue to manage down the size and risks associated with our legacy loan portfolio, while mitigating credit losses where possible.

•	Continue to execute on our capital plan.
Our capital plan was laid out in 2012 with a key goal of distributing capital from E*TRADE Bank to the parent company. We are now focused on utilizing excess capital created through earnings and by achieving lower capital requirements at E*TRADE Bank, while continuing to enhance our enterprise risk management culture and capabilities.
TECHNOLOGY
Our success and ability to execute on our strategy is largely dependent upon the continued development of our technologies. We believe our focus on being a technological leader in the financial services industry enhances our competitive position. This focus allows us to deploy a secure, scalable, and reliable technology and back office platform that promotes innovative product development and delivery. We continued to invest in these critical platforms in 2014, leveraging the latest technologies to drive significant efficiencies as well as enhancing our service and operational support capabilities. Our sophisticated and proprietary technology platform also enabled us to deliver many upgrades to our retirement, investing and savings customer products and tools across all digital channels. Significant updates in 2014 include:

•	revamped site navigation;

•	new application for iOS 8, with first-to-market technologies such as finger print ID log in;

•	first-of-its-kind browser trading web application, allowing customers to research assets and place trades without leaving the page they are surfing;

•	enhanced fixed income solutions center;

•	enhanced online robo-advisor tool; and

•	updates to E*TRADE Pro, including log in process and technical indicators.
PRODUCTS AND SERVICES
We assess the performance of our business based on our two core segments: trading and investing, including corporate services, and balance sheet management. With respect to trading and investing, the factors used to judge our performance include profitability, customer activity and financial metrics, along with the competitiveness of our overall value proposition to the customer and our customers' engagement with E*TRADE. We assess the performance of our balance sheet management segment using metrics such as regulatory capital ratios, loan delinquencies, allowance for loan losses, enterprise net interest spread and average enterprise interest-earning assets. Costs associated with certain functions that are centrally-managed are separately reported in a corporate/other category.
Trading and Investing
Our trading and investing segment offers a comprehensive suite of financial products and services to individual retail investors. The most significant of these products and services are described below:
Trading Products and Services

•	our best-in-class customer website, www.etrade.com;

•	automated order placement and execution of U.S. equities, futures, options, exchange-traded funds, forex and bond orders;

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

•	margin accounts allowing customers to borrow against their securities, complete with margin analysis tools to help customers manage positions and risk;

•
access to 77 international markets with American depositary receipts ("ADRs"), exchange-traded funds ("ETFs"), and mutual funds, plus online equity trading in local currencies in Canada, France, Germany, Hong Kong, Japan and the United Kingdom;

•
research and investing idea generation tools that assist customers with identifying investment opportunities including fundamental and technical research, consensus ratings, and market commentary from Morningstar, Dreyfus and BondDesk Group;

•	advice from our financial consultants at our 30 branches across the country and via phone and email;

•	no annual fee and no minimum individual retirement accounts, along with Rollover Specialists to guide customers through the rollover process;

•
retirement center which offers easy-to-use tools, calculators, education, retirement solutions, and access to Chartered Retirement Planning CounselorsSM who can provide customers with one-on-one portfolio evaluations and personalized plans;

•	OneStop Rollover – a simplified, online rollover program that enables investors to invest their 401(k) savings from a previous employer into a professionally-managed portfolio;

•	access to all ETFs sold, including over 100 commission-free ETFs from leading independent providers, and over 7,300 non-proprietary mutual funds;

•	Managed Investment Portfolio advisory services from an affiliated registered investment advisor, with an investment of $25,000 or more, which provides one-on-one professional portfolio management;

•
Unified Managed Account advisory services from an affiliated registered investment advisor, with an investment of $250,000 or more, which provides customers the opportunity to work with a dedicated investment professional to obtain a comprehensive, integrated approach to asset allocation, investments, portfolio rebalancing and tax management;

•	comprehensive Online Portfolio Advisor to help customers identify the right asset allocation and provide a range of solutions including a one-time investment portfolio or a managed investment account;

•	fixed income tools in our Fixed Income Solutions Center aimed at helping customers identify, evaluate and implement fixed income investment strategies;

•
access to our redesigned investor education center with over 450 individual educational articles and videos from over 20 independent sources and E*TRADE's financial experts, along with live events, webcasts, web seminars, tutorials, demos, and more than 50 courses; and

•	FDIC insured deposit accounts, including checking, savings and money market accounts, including those that transfer funds to and from customer brokerage accounts.
Corporate Services
We offer software and services for managing equity compensation plans for corporate customers. Our Equity Edge Online™ platform facilitates the management of employee stock option plans, employee stock purchase plans and restricted stock plans, including necessary accounting and reporting functions. This product serves as an important introductory channel to E*TRADE for our corporate services account holders, with our goal being that these individuals will also use our brokerage products and services. Equity Edge Online™ recordkeeping and reporting was rated #1 in overall loyalty and satisfaction for the third year in a row by Group Five, an independent consulting and research firm, in its 2014 Stock Plan Administration Study Industry Report.
Balance Sheet Management
The balance sheet management segment serves as a means to maximize the value of our customer deposits, focusing on asset allocation and managing credit, liquidity and interest rate risks. The balance sheet management segment manages our legacy loan portfolio which has been in runoff mode since 2008, as well as agency mortgage-backed securities, and other investments. Funding sources consist of customer payables and deposits which originate in the trading and investing segment, as well as wholesale funding, the majority of which are legacy obligations that are in run-off mode.
For statistical information regarding products and services, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"). Three years of segment financial performance and data can be found in the MD&A and in Note 22—Segment Information of Item 8. Financial Statements and Supplementary Data.
SALES AND CUSTOMER SERVICE
We believe providing superior sales and customer service is fundamental to our business. We strive to maintain a high standard of customer service by staffing the customer support team with appropriately trained personnel who are equipped to handle customer inquiries in a prompt yet thorough manner. All customer-facing employees are Series 7 registered. Our customer service representatives utilize our proprietary web-based platform to provide customers with answers to their inquiries. We also have specialized customer service programs that are tailored to the needs of each customer group.
We provide sales and customer support through the following channels of our registered broker-dealer and investment advisory subsidiaries:

•
Branches—we have 30 branches located across the U.S. where retail investors can get face-to-face support and guidance. Financial consultants are available on-site to help customers assess their current asset allocation and develop plans to help them achieve their investment goals. Customers can also contact our financial consultants via phone or e-mail if they cannot visit the branches.

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

•
Telephonic—we have a toll free number that connects customers to the appropriate department where a financial consultant or Series 7 licensed customer service representative can assist with their inquiry.

COMPETITION
The online financial services market continues to evolve and remains highly competitive. Our trading and investing segment competes with full commission brokerage firms, discount brokerage firms, online brokerage firms, personal finance start-ups, Internet banks and traditional "brick & mortar" retail banks and thrifts. Some of these competitors provide Internet trading and banking services, investment advisor services, touchtone telephone and voice response banking services, electronic bill payment services and a host of other financial products. Our balance sheet management segment competes with all users of market liquidity, including the types of competitors listed above, in order to obtain the least expensive source of funding.

The financial services industry has become more concentrated as companies involved in a broad range of financial services have been acquired, merged or have declared bankruptcy. We believe we can continue to attract and retain retail customers by providing them with easy-to-use and innovative financial products and services.
We also face competition in attracting and retaining qualified employees. Our ability to compete effectively in financial services will depend upon our ability to attract new employees, and retain and motivate our existing employees while efficiently managing compensation-related costs.
REGULATION
Our business is subject to regulation by U.S. federal and state regulatory agencies and various non-U.S. governmental agencies and self-regulatory organizations, including, for example, central banks and securities exchanges, each of which has been charged with the protection of the financial markets and the protection of the interests of those participating in those markets. We have been, along with other large financial institutions, subject to heightened expectations from our regulators with respect to compliance with laws and regulations, including our controls and business processes, which we expect will continue. We also anticipate that regulators will continue to intensify their supervision through the exam process and increase their enforcement of regulations across the industry. The regulators' heightened expectations and intense supervision have and will continue to increase our costs and may limit our ability to pursue certain business opportunities.
Our primary regulators in the U.S. include, among others, the Securities and Exchange Commission ("SEC"), the Financial Industry Regulatory Authority ("FINRA"), The NASDAQ Stock Market ("NASDAQ"), the Commodity Futures Trading Commission ("CFTC"), the National Futures Association ("NFA"), the FDIC, the Board of Governors of the Federal Reserve System ("Federal Reserve"), the Municipal Securities Rulemaking Board, the Office of the Comptroller of the Currency ("OCC") and the Consumer Financial Protection Bureau ("CFPB").
Both our brokerage and banking entities are subject to the Bank Secrecy Act, as amended by the USA PATRIOT ACT of 2001 ("BSA/USA PATRIOT Act"), which requires financial institutions to develop anti-money laundering ("AML") programs to assist in the prevention and detection of money laundering and combating terrorism. In order to comply with the BSA/USA PATRIOT Act, we have an AML department that is responsible for developing and implementing our enterprise-wide programs for compliance with the various anti-money laundering and counter-terrorist financing laws and regulations. Our brokerage and banking entities are also subject to U.S. sanctions laws administered by the Office of Foreign Assets Control and we have policies and procedures in place to comply with these laws.
For customer privacy and information security, under the rules of the Gramm-Leach-Bliley Act of 1999, our brokerage and banking entities are required to disclose their privacy policies and practices related to sharing customer information with affiliates and non-affiliates. These rules also give customers the ability to "opt out" of having non-public information disclosed to third parties or receiving marketing solicitations from affiliates and non-affiliates based on non-public information received from our brokerage and banking entities.
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
The Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank Act") includes various provisions that affect the regulation of broker-dealers, futures commission merchants and introducing brokers. For example, the SEC is authorized to adopt a fiduciary duty standard applicable to broker-dealers when providing personalized investment advice about securities to retail customers. To date, the SEC has not proposed any rulemaking under this authority. The U.S. Department of Labor is considering revisions to regulations under the Employee Retirement Income Security Act of 1974 that could subject broker-dealers to a fiduciary duty and prohibit specified transactions for a wider range of customer interactions. These developments may impact the manner in which affected businesses are conducted, decrease profitability and increase potential liabilities.

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
Each of our banking entities has deposits insured by the FDIC and pays quarterly assessments to the Deposit Insurance Fund ("DIF"), maintained by the FDIC, to pay for this insurance coverage. The Dodd-Frank Act made permanent the general $250,000 deposit insurance limit for insured deposits. The assessment base for insured depository institutions is the average consolidated total assets minus average tangible equity. The FDIC's risk-based methodology for calculating the assessment rate for E*TRADE Bank and other large and highly complex depository institutions, finalized in 2011, utilizes a scorecard method based on a number of factors, including the institution’s regulatory ratings, asset quality and brokered deposits. In October 2012, the FDIC amended its 2011 rule to revise the definition of certain higher risk assets used to calculate the quarterly insurance assessment beginning on April 1, 2013. In November 2014, the FDIC further amended its assessment rule to reflect changes in the Basel III regulatory capital rules that began to be phased in as of January 1, 2015. The FDIC will continue to assess the changes to the assessment rates at least annually.
Financial Regulatory Reform Legislation
The Dodd-Frank Act, which was signed into law on July 21, 2010, includes comprehensive changes to the financial services industry. For example, the Dodd-Frank Act requires all companies, including savings and loan holding companies, that directly or indirectly control an insured depository institution to serve as a source of strength for the institution.
In addition, the Dodd-Frank Act requires various federal agencies to adopt a broad range of new rules and regulations. Although the majority of the required rules and regulations have now been finalized, there remain many still in proposed form or yet to be proposed, the substance and impact of which may not fully be known for months or years. The implementation of capital requirements applicable to the parent company will, however, impact us, as the parent company was not previously subject to regulatory capital requirements. These requirements became effective for us on January 1, 2015, as further explained below.
Basel III Framework
The risk-based capital guidelines that applied to E*TRADE Bank as of December 31, 2014 were based upon the 1988 capital accords of the Basel Committee on Banking Supervision ("BCBS"), a committee of central banks and bank supervisors, as implemented by the U.S. Federal banking agencies, including the OCC, commonly known as Basel I. The Basel II framework was finalized by U.S. banking agencies in 2007; however, E*TRADE Bank did not meet the threshold requirements for Basel II and, therefore, has never been subject to the requirements of Basel II. In September 2010, the Group of Governors and Heads of Supervision, the oversight body of the BCBS, announced agreement on the calibration and phase-in arrangements for a strengthened set of capital and liquidity requirements, known as the Basel III framework. The final Basel III framework was released in December 2010, subject to individual adoption by the U.S. and other member nations.
In July 2013, the U.S. Federal banking agencies finalized a rule to implement Basel III in the U.S., which provides the framework for the calculation of a banking organization’s regulatory capital and risk-weighted assets. The Basel III rule establishes Common Equity Tier 1 capital as a new tier of capital, raises the minimum thresholds for required capital, increases minimum required risk-based capital ratios, narrows the eligibility criteria for regulatory capital instruments, provides for new regulatory capital deductions and adjustments, and modifies methods for calculating risk-weighted assets (the denominator of risk-based capital ratios) by, among other things, strengthening counterparty credit risk capital requirements. The Basel III final rule also introduces a capital conservation buffer that limits a banking organization’s ability to make capital distributions and discretionary bonus payments to executive officers if a banking organization fails to maintain a Common Equity Tier 1 capital conservation buffer of more than 2.5%, on a fully phased-in basis, of total risk-weighted assets above each of the following minimum risk-based capital ratio requirements: Common Equity Tier 1 (4.5%), Tier 1 (6.0%), and total risk-based capital (8.0%). This requirement will begin to take effect on January 1, 2016, and will be fully phased in by 2019.
The rule became effective on January 1, 2014, for certain large banking organizations, and January 1, 2015, for most other U.S. banking organizations, including the Company and E*TRADE Bank. The fully phased-in Basel III capital standards will become effective January 1, 2019 for the Company and E*TRADE Bank. We expect to remain compliant with the Basel III framework as it is phased in.
Several elements of the final rule are likely to have a meaningful impact to us. Margin receivables will qualify for 0% risk-weighting, and we believe that we will be able to include a larger portion of our deferred tax assets in regulatory capital, both having a favorable impact on our current capital ratios. A portion of this benefit will be offset as we phase out trust preferred securities from the parent company's capital. In addition, the final rule gives the option for a one-time permanent election for the inclusion or exclusion in the calculation of Common Equity Tier 1 capital of unrealized gains (losses) on all available-for-sale debt securities; we currently intend to elect to exclude unrealized gains (losses).
On September 9, 2014, U.S. Federal banking agencies issued an inter-agency final rule that implements a quantitative liquidity coverage ratio ("LCR") that is generally consistent with, and in some respects stricter than, the international LCR standard established by the BCBS. The purpose of the LCR is to require certain financial institutions to hold minimum amounts of high-quality, liquid assets against its projected net cash outflows, over a 30-day period of stressed conditions. While the LCR does not apply to companies with less than $50 billion in assets, including the Company, we believe we would be compliant with the LCR standards set out in the final rule, as they apply to larger institutions.
Prompt Corrective Action
The Federal Deposit Insurance Corporation Improvement Act of 1991 requires the appropriate federal banking regulator to take "prompt corrective action" with respect to a depository institution if that institution does not meet certain capital adequacy standards. While these regulations apply only to banks, such as E*TRADE Bank, the Federal Reserve is authorized to take appropriate action against the parent bank holding company, such as E*TRADE Financial Corporation, based on the undercapitalized status of any bank subsidiary. In certain instances, we would be required to guarantee the performance of the capital restoration plan if our bank subsidiary were undercapitalized.
Derivatives
Title VII of the Dodd-Frank Act subjects or potentially could subject derivatives that we enter into for hedging, risk management and other purposes to a comprehensive regulatory regime. This regime requires central clearing and execution on designated markets or execution facilities for certain standardized derivatives and imposes or will impose margin, documentation, trade reporting and other new requirements. We are currently in compliance with these requirements as they apply to our activities, and they did not have a material impact on our operations.
Volcker Rule
On December 10, 2013, the Federal Reserve, OCC, FDIC, SEC and CFTC, issued final rules to implement section 619 of the Dodd-Frank Act (these rules collectively known as the "Volcker Rule"). The Volcker Rule imposes prohibitions and restrictions on the ability of banking entities and nonbank financial companies to engage in proprietary trading, and to have certain interests in, or relationships with, hedge funds or private equity funds ("Covered Funds"). Since the adoption of the Volcker Rule, there have been questions in the industry as to whether collateralized debt obligations backed by trust preferred securities ("TruPS CDOs") constituted Covered Funds under the Rule and on January 14, 2014, the agencies that adopted the Volcker Rule approved an interim final rule to permit banking entities to retain interests in TruPS CDOs that met certain conditions, including (i) that the TruPS CDO be established before May 19, 2010; (ii) that the banking entity’s interest in the TruPS CDO be acquired on or before December 10, 2013; and (iii) that the TruPS CDO be invested in "qualifying" collateral. We have assessed the impact of the Volcker Rule as it relates to the trust preferred securities that were issued by ETB Holdings, Inc. and have determined that the trust preferred securities are exempt under the provisions of the interim final rule. On December 18, 2014, the Federal Reserve issued an order extending the Volcker Rule’s conformance period until July 21, 2016, for investments in and relationships with Covered Funds and certain foreign funds that were in place on or prior to December 31, 2013. Subject to these extensions, we have until July 2015 to comply with other provisions of the Volcker Rule. We have assessed the impact of full implementation of the Volcker Rule and expect to be in full compliance by July 2015, with minimal impact on our operations.
Stress Testing
On October 9, 2012, federal banking regulators issued final rules implementing provisions of the Dodd-Frank Act that require banking organizations with total consolidated assets of more than $10 billion but less than $50 billion to conduct annual company-run stress tests, report the results to their primary federal regulator and the Federal Reserve and publish a summary of the results. Under the rules, stress tests must be conducted using certain scenarios (baseline, adverse and severely adverse), which the Federal Reserve will publish by November 15 of each year.
Under the OCC stress test regulations, E*TRADE Bank is required to conduct stress-testing using the prescribed stress-testing methodologies. The final OCC regulations required E*TRADE Bank to conduct its first stress test using financial statement data as of September 30, 2013, and to submit the results prior to March 31, 2014. E*TRADE Bank submitted the results of its first stress test prior to March 31, 2014, as required. For banking organizations with total consolidated assets of more than $10 billion but less than $50 billion, including E*TRADE Bank, the results of the first official test will not be public information. E*TRADE Bank will be required to publish summary results of its annual stress test between June 15 and June 30 each year, beginning with its second annual stress test in 2015.

The OCC analyzes and provides feedback on the quality of E*TRADE Bank's stress test process and results. In the second quarter of 2014 we received feedback from the OCC on our first official stress test submission that we remained well above the regulatory well-capitalized levels for all scenarios. We were satisfied with the feedback around our stress testing process, approach and methodologies.
Under the final Federal Reserve regulations, the parent company will be required to conduct its first stress test using financial statement data as of September 30, 2016, and it will be required to report the results of its first stress test to the Federal Reserve on or before March 31, 2017, and to disclose a summary of its stress test results between June 15 and June 30, 2017.
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
Risks Relating to the Nature and Operation of Our Business
Turmoil in the global financial markets could reduce trade volumes and margin lending and increase our dependence on our more active customers who receive lower pricing, resulting in lower revenues.
Digital investing services to the retail customer, including trading, margin lending and sweep deposits, account for a significant portion of our revenues. Turmoil in the global financial markets could lead to changes in volume and price levels of securities and futures transactions which may, in turn, result in lower trading volumes and margin lending. In particular, a decrease in trading activity within our lower activity accounts could impact revenues and increase dependence on more active trading customers who receive more favorable pricing based on their trade volume. A decrease in trading activity or securities prices would also typically be expected to result in a decrease in margin lending, which would reduce the revenue that we generate from interest charged on margin lending and increase our credit risk because the value of the collateral could fall below the amount of indebtedness it secures.
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
At December 31, 2014, the principal balance of our one- to four-family loan portfolio was $3.1 billion and the allowance for loan losses for this portfolio was $27 million. At December 31, 2014, the principal balance of our home equity loan portfolio was $2.8 billion and the allowance for loan losses for this portfolio was $367 million. Although the provision for loan losses has declined in recent periods, performance is subject to variability in any given quarter and we cannot state with certainty that the declining loan loss trend will continue. Due to the complexity and judgment required by management about the effect of matters that are inherently uncertain, there can be no assurance that our allowance for loan losses will be adequate. In the normal course of conducting examinations, our banking regulators, the OCC and Federal Reserve, continue to review our policies and procedures. This process is dynamic and ongoing and we cannot be certain that additional changes or actions to our policies and procedures will not result from their continuing review. We may be required under such circumstances to further increase the allowance for loan losses, which could have an adverse effect on our regulatory capital position and our results of operations in future periods.
Certain characteristics of our mortgage loan portfolio indicate an increased risk of loss. For example, at December 31, 2014:

•	approximately 16% and 35% of the one- to four-family and home equity loan portfolios, respectively, had a current loan-to-value ("LTV")/combined loan-to-value ("CLTV") of greater than 100%;

•	approximately 56% and 49% of the one- to four-family and home equity loan portfolios, respectively, were originated with low or no documentation; and

•	borrowers with current Fair Isaac Credit Organization ("FICO") scores less than 700 consisted of approximately 34% and 37% of the one- to four-family and home equity loan portfolios, respectively.
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
Approximately 85% of the home equity loan portfolio consists of second lien loans on residential real estate properties. Second lien loans carry higher credit risk because the holder of the first lien mortgage has priority in right of payment. Therefore, downturns in real estate markets may result in the value of the collateral being insufficient to cover the second lien positions. The average estimated current CLTV on our home equity loan portfolio was 92% as of December 31, 2014. We hold both the first and second lien positions in less than 1% of the home equity loan portfolio, and in loans for which we do not hold the first lien positions we are exposed to risk associated with the actions and inactions of the first lien lender.
We monitor our borrowers by refreshing FICO scores and CLTV information on a quarterly basis. We do not have access to complete data on the first lien positions of second lien home equity loans. The majority of home equity lines of credit convert to amortizing loans at the end of the draw period, which typically ranges from five to ten years. Approximately 7% of this portfolio will require the borrowers to repay the loan in full at the end of the draw period, commonly referred to as "balloon loans." At December 31, 2014, 85% of the home equity line of credit portfolio had not converted from the interest-only draw period and had not begun amortizing. As a result, we do not yet have sufficient data relating to loan default and delinquency of amortizing home equity lines of credit to determine if the performance is different than the trends observed for home equity lines of credit in an interest-only draw period. Actual loan defaults and delinquencies of amortizing home equity lines of credit that exceed our current expectations could negatively impact our financial performance.
We rely on third party service providers to perform certain key functions.
We rely on third party service providers for certain technology, processing, servicing and support functions. These third party service providers are also subject to operational and technology vulnerabilities, which may impact our business. For example, external content providers provide us with financial information, market news, quotes, research reports and other fundamental data that we offer to clients. Any significant failures or breaches by our service providers could interrupt our business, cause us to incur losses, subject us to fines or litigation and harm our reputation. An interruption in or the cessation of service by any third party service provider and our inability to make alternative arrangements in a timely manner could have a material impact on our ability to offer certain products and services and result in loss to the Company. We cannot assure that any of these providers will be able to continue to provide the products and services in an efficient, cost effective manner, if at all, or that they will be able to adequately expand their services to meet our needs and those of our customers.
We do not directly service any of our loans and as a result, we rely on third party vendors and servicers to provide information on our loan portfolio. For example, we rely on third party servicers to provide payment information on home equity loans, including which borrowers are paying only the minimum amount due. From time to time we have discovered that these vendors and servicers have provided incomplete or untimely information to us about our loan portfolio. For example, provision for loan losses increased in the third quarter of 2012 in connection with our discovery that one of our third party loan servicers had not been reporting historical bankruptcy data to us on a timely basis and, as a result, we recorded additional charge-offs in the third quarter of 2012. In connection with this discovery, we implemented an enhanced procedure around all servicer reporting to corroborate bankruptcy reporting with independent third party data.
We expect that our regulators will hold us responsible for any deficiencies in our oversight and control of our third party relationships and in the performance of those parties with which we have those relationships. If there were deficiencies in the oversight and control of our third party relationships, and if the regulators held us responsible for those deficiencies, it could have a negative effect on our business operations, reputation, and possibly profitability.
We have a large amount of corporate debt which limits how we conduct our business.
We have issued a substantial amount of corporate debt and have the capacity to incur substantial additional indebtedness under our senior secured revolving credit facility, subject to certain restrictive financial and other covenants. Our expected annual debt service interest payment is approximately $80 million. Our ratio of corporate debt to equity (expressed as a percentage) was 25% at December 31, 2014. The degree to which we are leveraged could have important consequences, including:

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
We conduct all of our operations through subsidiaries and rely on dividends from our subsidiaries for all of our revenues.
We depend on dividends, distributions and other payments from our subsidiaries to fund payments on our obligations, including our debt obligations. Regulatory and other legal restrictions limit our ability to transfer funds to or from certain subsidiaries. In addition, many of our subsidiaries are subject to laws and regulations that authorize regulatory bodies to block or reduce the flow of funds to us, or that prohibit such transfers altogether in certain circumstances. These laws and regulations may hinder our ability to access funds that we may need to make payments on our obligations, including our debt obligations, and otherwise conduct our business.
As of December 31, 2014, the majority of our capital was invested in our banking subsidiary E*TRADE Bank, which may not pay dividends to us without approval from the OCC and the Federal Reserve. These agencies may object to a proposed capital distribution if, among other things, E*TRADE Bank is, or as a result of such dividend or distribution would be, undercapitalized or the Federal Reserve has safety and soundness concerns. Our primary brokerage subsidiaries, E*TRADE Securities LLC and E*TRADE Clearing LLC, were both subsidiaries of E*TRADE Bank; therefore, the OCC, together with the Federal Reserve, controlled our ability to receive dividend payments from our brokerage business as well. We recently received regulatory approval to move our broker-dealers, E*TRADE Securities LLC and E*TRADE Clearing LLC, out from under E*TRADE Bank. E*TRADE Securities LLC was moved from under E*TRADE Bank in February 2015 and subsequently paid a dividend of $434 million to the parent company. We plan to move E*TRADE Clearing LLC later in 2015. The revised organizational structure provides increased capital flexibility as it enables us to dividend excess regulatory capital at our broker-dealers to the parent company, without requiring approval from the OCC and the Federal Reserve. In addition, in each quarter starting in the second quarter of 2015, we plan to request approvals from the OCC and the Federal Reserve for dividends in the amount of E*TRADE Bank's net income from the previous quarter. We cannot be certain, however, that we will receive regulatory approval for such contemplated dividends at the requested levels or at all.
Under the OCC stress test regulations, E*TRADE Bank is required to conduct stress-testing using the prescribed stress-testing methodologies. The final OCC regulations required E*TRADE Bank to conduct its first stress test using financial statement data as of September 30, 2013, and to submit the results prior to March 31, 2014. E*TRADE Bank submitted the results of its first stress test prior to March 31, 2014, as required. For banking organizations with total consolidated assets of more than $10 billion but less than $50 billion, including E*TRADE Bank, the results of the first official test will not be public information. E*TRADE Bank will be required to publish summary results of its annual stress test between June 15 and June 30 each year, beginning with its second annual stress test in 2015.
The OCC analyzes and provides feedback on the quality of E*TRADE Bank's stress test process and results. In the second quarter of 2014 we received feedback from the OCC on our first official stress test submission that we remained well above the regulatory well-capitalized levels for all scenarios. We were satisfied with the feedback around our stress testing process, approach and methodologies. While there is no formal mechanism for the OCC to "pass" or "fail" E*TRADE Bank's stress test processes and results, it will likely consider these processes and results in evaluating proposed actions that may affect our bank's capital, including but not limited to dividend payments, redemption or repurchase of regulatory capital instruments and mergers and acquisitions. If the OCC were to object to any such proposed action, our business prospects, results of operations and financial condition could be adversely affected.
We operate in a highly competitive industry where many of our competitors have greater financial, technical, marketing and other resources.
The financial services industry is highly competitive, with multiple industry participants competing for the same customers. Many of our competitors have longer operating histories and greater resources than we have and offer a wider range of financial products and services. Other of our competitors offer a more narrow range of financial products and services and have not been as susceptible to the disruptions in the credit markets that have impacted our Company, and therefore have not suffered the losses we have. The impact of competitors with superior name recognition, greater market acceptance, larger customer bases or stronger capital positions could adversely affect our revenue growth and customer retention. Our competitors may also be able to respond more quickly to new or changing opportunities and demands and withstand changing market conditions better than we can. Competitors may conduct extensive promotional activities, offering better terms, lower prices and/or different products and services or combinations of products and services that could attract current E*TRADE customers and potentially result in price wars within the industry. We may not be able to match the marketing efforts or prices of our competitors due to our financial position and cost structure. Some of our competitors may also benefit from established relationships among themselves or with third parties enhancing their products and services.
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
Our ability to compete successfully in the financial services industry depends on a number of factors, including, among other things:

•	maintaining and expanding our market position;

•	attracting and retaining customers;

•	providing easy to use and innovative financial products and services;

•	our reputation and the market perception of our brand and overall value;

•	maintaining competitive pricing;

•	competing in a concentrated competitive landscape;

•	the quality of our technology, products and services;

•	deploying a secure and scalable technology and back office platform;

•	innovating effectively in launching new or enhanced products;

•	the differences in regulatory oversight regimes to which we and our competitors are subject;

•	attracting new employees and retaining our existing employees; and

•	general economic and industry trends.
Our competitive position within the industry could be adversely affected if we are unable to adequately address these factors, which could have a material adverse effect on our business and financial condition.
If we do not successfully participate in consolidation opportunities, we could be at a competitive disadvantage.
There has been significant consolidation in the financial services industry and this consolidation may continue in the future. Should we be excluded from or fail to take advantage of viable consolidation opportunities, our competitors may be able to capitalize on those opportunities and take advantage of greater scale and cost efficiencies to our detriment.
Although we are currently constrained by the terms of our corporate debt, senior secured revolving credit facility and the memoranda of understanding we and E*TRADE Bank entered into with our primary banking regulators, we may seek to acquire businesses in the future. The assets of businesses we have acquired in the past were primarily customer accounts. In future acquisitions, our retention of customers’ assets may be impacted by our ability to successfully integrate the acquired operations, products (including pricing) and personnel. Diversion of management attention from other business concerns could have a negative impact. If we are not successful in our integration efforts, we may experience significant attrition in the acquired accounts or experience other issues that would prevent us from achieving the level of revenue enhancements and cost savings that we expect with respect to an acquisition.
We rely heavily on technology, which can be subject to interruption and instability due to operational and technological failures.
We rely on technology, particularly the Internet and mobile services, to conduct much of our business activity. Our systems and operations, including our primary and disaster recovery data center operations, are vulnerable to disruptions from human error, natural disasters, power outages, computer and telecommunications failures, software bugs, computer viruses or other malicious software, distributed denial of service attacks, spam attacks, security breaches and other similar events. Extraordinary trading volumes or site usage could cause our computer systems to operate at an unacceptably slow speed or even fail. Disruptions to or instability of our technology or external technology that allows our customers to use our products and services could harm our business and our reputation. Should our technology operations be disrupted, we may have to make significant investments to upgrade, repair or replace our technology infrastructure and may not be able to make such investments on a timely basis. While we have made significant investments to ensure the reliability and scalability of our operations, we cannot assure you that we will be able to maintain, expand and upgrade our systems and infrastructure to meet future requirements and mitigate future risks on a timely basis or that we will be able to retain skilled information technology employees. Disruptions in service and slower system response times could result in substantial losses, decreased client service, satisfaction and harm to our reputation. In addition, technology systems, including our own proprietary systems and the systems of third parties on whom we rely to conduct portions of our operations, are potentially vulnerable to security breaches and unauthorized usage. An actual or perceived breach of the security of our technology could harm our business and our reputation. The occurrence of any of these events may have a material adverse effect on our business or results of operations.
Unauthorized disclosure of confidential customer information, whether through a breach of our computer systems or those of our customers or third parties, may subject us to significant liability and reputational harm.
As part of our business, we are required to collect, use and store customer, employee and third party personally identifiable information ("PII"). This may include, among other information, names, addresses, phone numbers, email addresses, contact preferences, tax identification numbers and account information. We maintain systems including cybersecurity procedures designed to securely process, transmit and store confidential information (including PII) and protect against unauthorized access to such information. We also require our third party vendors to have adequate security if they have access to PII. However, these risks have grown in recent years due to increased sophistication and activities of organized crime, hackers, terrorists and other external parties. Despite these security measures, our systems, and those of our customers and third party vendors, may be vulnerable to security breaches, phishing attacks, cyber-attacks, acts of vandalism, information security breaches and computer viruses which could result in unauthorized access, misuse, loss or destruction of data, an interruption in service or other similar events. Any security breach involving the misappropriation, loss or other unauthorized disclosure of PII, whether by us or by our customers or third party vendors, could severely damage our reputation, expose us to the risk of litigation and liability, disrupt our operations and have a materially adverse effect on our business. Future legislation and regulatory action regarding cybersecurity or PII could result in increased costs and compliance efforts.
Because our business model relies heavily on our customers’ use of their own personal computers, mobile devices and the Internet, our business and reputation could be harmed by security breaches of our customers and third parties. Computer viruses and other attacks on our customers’ personal computer systems, home networks and mobile devices or against the third-

party networks and systems of internet and mobile service providers could create losses for our customers even without any breach in the security of our systems, and could thereby harm our business and our reputation. As part of our E*TRADE Complete Protection Guarantee, we reimburse our customers for losses caused by a breach of security of our customers’ own personal systems. Such reimbursements could have a material impact on our financial performance.
We may suffer losses due to credit risk associated with margin lending, securities loaned transactions or financial transactions with counterparties.
We permit certain customers to purchase securities on margin. A downturn in securities markets may impact the value of collateral held in connection with margin receivables and may reduce its value below the amount borrowed, potentially creating collections issues with our margin receivables. In addition, we frequently borrow securities from and lend securities to other broker-dealers. Under regulatory guidelines, when we borrow or lend securities, we must simultaneously disburse or receive cash deposits. A sharp change in security market values may result in losses if counterparties to the borrowing and lending transactions fail to honor their commitments. We also engage in financial transactions with counterparties, including repurchase agreements, that expose us to credit losses in the event counterparties cannot meet their obligations. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management for additional information.
Advisory services subject us to additional risks.
We provide advisory services to investors to aid them in their decision making. Investment recommendations and suggestions are based on publicly available documents and communications with investors regarding investment preferences and risk tolerances. Publicly available documents may be inaccurate and misleading, resulting in recommendations or transactions that are inconsistent with investors’ intended results. In addition, advisors may not understand investor needs or risk tolerances, which may result in the recommendation or purchase of a portfolio of assets that may not be suitable for the investor. Risks associated with advisory services also include those arising from possible conflicts of interest, inadequate due diligence, inadequate disclosure, human error and fraud. To the extent that we fail to know our customers or improperly advise them, we could be found liable for losses suffered by such customers, which could harm our reputation and business.
We have a significant deferred tax asset and cannot assure it will be fully realized.
We had net deferred tax assets of $951 million at December 31, 2014. We did not establish a valuation allowance against our federal net deferred tax assets at December 31, 2014 as we believe that it is more likely than not that all of these assets will be realized. In evaluating the need for a valuation allowance, we estimated future taxable income based on management approved forecasts. This process required significant judgment by management about matters that are by nature uncertain. If future events differ significantly from our current forecasts, a valuation allowance may need to be established, which could have a material adverse effect on our results of operations and our financial condition. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Summary of Critical Accounting Policies and Estimates for additional information.
As a result of a registered offering of the Company's common stock, an exchange of certain of the Company's debt securities and related transactions in 2009, we believe that we experienced an "ownership change" for tax purposes that could cause us to permanently lose a significant portion of our U.S. federal and state deferred tax assets.
As a result of a registered offering of the Company's common stock, an exchange of certain of the Company's debt securities and related transactions in 2009, we believe that we experienced an "ownership change" as defined under Section 382 of the Internal Revenue Code of 1986, as amended ("Section 382") (which is generally a greater than 50 percentage point increase by certain "5% shareholders" over a rolling three year period). Section 382 imposes an annual limitation on the utilization of deferred tax assets, such as net operating loss carryforwards and other tax attributes, once an ownership change has occurred. Depending on the size of the annual limitation (which is in part a function of our market capitalization at the time of the ownership change) and the remaining carryforward period of the tax assets (U.S. federal net operating losses generally may be carried forward for a period of 20 years), we could realize a permanent loss of a portion of our U.S. federal and state deferred tax assets and certain built-in losses that have not been recognized for tax purposes. We believe the tax ownership change will extend the period of time it will take to fully utilize our pre-ownership change net operating losses ("NOLs"), but will not limit the total amount of pre-ownership change federal NOLs we can utilize. This is a complex analysis and requires the Company to make certain judgments in determining the annual limitation. As a result, it is possible that we could ultimately lose a significant portion of deferred tax assets, which could have a material adverse effect on our results of operations and financial condition.

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
In providing services to clients, we manage, use and store sensitive customer data including PII. As a result, we are subject to numerous laws and regulations designed to protect this information, such as U.S. federal and state laws and foreign regulations governing the protection of PII. These laws have increased in complexity, change frequently and can conflict with one another.
While we have implemented policies and procedures designed to ensure compliance with all applicable laws and regulations, our regulators have broad discretion with respect to the enforcement of applicable laws and regulations and there can be no assurance that violations will not occur. Failure to comply with applicable laws and regulations and our policies could result in sanctions by regulatory agencies, litigation, civil penalties and harm to our reputation, which could have a material adverse effect on our business, financial condition and results of operations. Further, to the extent we undertake actions requiring regulatory approval or non-objection, our regulators may make their approval or non-objection subject to conditions or restrictions that could have a material adverse effect on our business, results of operations and financial condition.
In addition, the profitability of the Company could also be affected by regulations which impact the business and financial communities generally, including changes to the laws governing taxation, electronic commerce, customer privacy and security of customer data.
Ongoing regulatory reform efforts may have a material impact on our operations. In addition, if we are unable to meet any new or ongoing requirements, we could face negative regulatory consequences, which would have a material negative effect on our business.
On July 21, 2010, the President signed into law the Dodd-Frank Act. This law contains various provisions designed to enhance financial stability and to reduce the likelihood of another financial crisis and significantly changed the bank regulatory structure for our Company and its thrift subsidiaries. Portions of the Dodd-Frank Act were effective immediately, but other portions will be effective following extended transition periods or through numerous rulemakings by multiple government agencies, some of which have not yet been completed. While there continues to be uncertainty about the full impact of those changes, we do know that we are subject to a more complex regulatory framework and we will continue to incur costs to implement the new requirements as well as monitor for continued compliance.
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
For us, one of the most significant changes since the passage of Dodd-Frank has been that savings and loan holding companies such as our Company are now subject to the same capital and activity requirements as those applicable to bank holding companies. The phase-in of these capital requirements began January 1, 2015 and we will be required to comply with the fully phased-in capital standards beginning in 2019. We expect to meet the capital requirements applicable to thrift holding companies as they are phased in. However, it is possible that our regulators may impose additional, more stringent capital and other prudential standards, which could be applicable to us, prior to the end of the five year phase-in period. For example, both the OCC and the Federal Reserve have issued generally applicable final regulations that required E*TRADE Bank and will ultimately also require the parent company to conduct capital adequacy tests on their operations. Pursuant to those regulations, E*TRADE Bank disclosed a summary of these stress test results to the OCC on or before March 31, 2014 and the Company will ultimately also be required to disclose a summary of its stress test results to the Federal Reserve on or before March 31, 2017.
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
During 2012, the Company completed a review of order handling practices and pricing for order flow between E*TRADE Securities LLC and G1 Execution Services, LLC. The Company has implemented the changes to its practices and procedures that were recommended during the review. Banking regulators and federal securities regulators were regularly updated during the course of the review and may initiate investigations into the Company’s historical practices which could subject it to monetary penalties and cease-and-desist orders, which could also prompt claims by customers of E*TRADE Securities LLC. Any of these actions could materially and adversely affect the Company. On July 11, 2013, FINRA notified E*TRADE Securities LLC and G1 Execution Services, LLC that it is conducting an examination of both firms’ routing practices. The Company is cooperating fully with FINRA in this examination. Under the agreement governing the sale of G1 Execution Services, LLC to Susquehanna International Group, LLP ("Susquehanna"), the Company remains responsible for any resulting actions taken against G1 Execution Services, LLC as a result of such investigation.
If we do not maintain the capital levels required by regulators, we may be fined or subject to other disciplinary or corrective actions.
The SEC, FINRA, the OCC, the Federal Reserve and various other regulatory agencies have stringent rules with respect to the maintenance of specific levels of regulatory capital by banks and net capital by securities broker-dealers. E*TRADE Bank is subject to various regulatory capital requirements administered by the OCC, and E*TRADE Financial Corporation became subject to specific capital requirements administered by the Federal Reserve on January 1, 2015. Failure to meet minimum capital requirements can trigger certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could harm E*TRADE Bank’s and E*TRADE Financial Corporation’s operations and financial statements.
E*TRADE Bank must meet specific capital guidelines that involve quantitative measures of E*TRADE Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. In July 2013, the U.S. Federal banking agencies finalized a rule to implement Basel III in the U.S., which provides the framework for the calculation of a banking organization’s regulatory capital and risk-weighted assets. The Basel III rule establishes Common Equity Tier 1 capital as a new tier of capital, raises the minimum thresholds for required capital, increases minimum required risk-based capital ratios, narrows the eligibility criteria for regulatory capital instruments, provides for new regulatory capital deductions and adjustments, and modifies methods for calculating risk-weighted assets (the denominator of risk-based capital ratios) by, among other things, strengthening counterparty credit risk capital requirements. The Basel III final rule also introduces a capital conservation buffer that limits a banking organization’s ability to make capital distributions and discretionary bonus payments to executive officers if a banking organization fails to maintain a Common Equity Tier 1 capital conservation buffer of more than 2.5%, on a fully phased-in basis, of total risk-weighted assets above each of the following minimum risk-based capital ratio requirements: Common Equity Tier 1 (4.5%), Tier 1 (6.0%), and total risk-based capital (8.0%). This requirement will begin to take effect on January 1, 2016, and will be fully phased in by 2019.

The rule became effective on January 1, 2014, for certain large banking organizations, and January 1, 2015, for most other U.S. banking organizations, including the Company and E*TRADE Bank. The fully phased-in Basel III capital standards will become effective January 1, 2019 for the Company and E*TRADE Bank. We expect to remain compliant with the Basel III framework as it is phased in.
Several elements of the final rule are likely to have a meaningful impact on us. Margin receivables will qualify for 0% risk-weighting, and we believe that we will be able to include a larger portion of our deferred tax assets in regulatory capital, both having a favorable impact on our current capital ratios. A portion of this benefit will be offset as we phase out trust preferred securities from the parent company's regulatory capital. In addition, the final rule gives the option for a one-time permanent election for the inclusion or exclusion in the calculation of Common Equity Tier 1 capital of unrealized gains (losses) on all available-for-sale debt securities; we currently intend to elect to exclude unrealized gains (losses).
The Company’s and E*TRADE Bank’s capital amounts and classification are subject to qualitative judgments by the regulators about the strength of components of its capital, risk weightings of assets, off-balance sheet transactions and other factors. Any significant reduction in the Company’s or E*TRADE Bank’s regulatory capital could result in E*TRADE Bank being less than "well capitalized" or "adequately capitalized" under applicable capital rules. A failure of the Company or E*TRADE Bank to be "adequately capitalized" which is not cured within time periods specified in the indentures governing our debt securities or senior secured revolving credit facility would constitute a default under our debt securities and senior secured revolving credit facility and likely result in the debt securities and senior secured revolving credit facility becoming immediately due and payable at their full face value.
The OCC and the Federal Reserve may request we raise equity to increase the regulatory capital of the Company or E*TRADE Bank or to further reduce debt. If we were unable to raise equity, we could face negative regulatory consequences, such as restrictions on our activities, requirements that we divest ourselves of certain businesses and requirements that we dispose of certain assets and liabilities within a prescribed period. Any such actions could have a material negative effect on our business.
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
Under the Gramm-Leach-Bliley Act of 1999, our activities are restricted to those that are financial in nature and certain real estate-related activities. We believe all of our existing activities and investments are permissible under the Gramm-Leach-Bliley Act of 1999. At the same time, we are unable to pursue future activities that are not financial in nature or otherwise real-estate related. We are also limited in our ability to invest in other savings and loan holding companies. The Dodd-Frank Act also requires savings and loan holding companies like ours, as well as all of our thrift subsidiaries, to be both "well capitalized" and "well managed" in order for us to conduct certain financial activities, such as securities underwriting. We believe that we will be able to continue to engage in all of our current financial activities. However, if we and our thrift subsidiaries are unable to satisfy the "well capitalized" and "well managed" requirements, we could be subject to activity restrictions that could prevent us from engaging in securities underwriting as well as other negative regulatory actions.
In addition, E*TRADE Bank is currently subject to extensive regulation of its activities and investments, capitalization, community reinvestment, risk management policies and procedures and relationships with affiliated companies. Acquisitions of and mergers with other financial institutions, purchases of deposits and loan portfolios, the establishment of new depository institution subsidiaries and the commencement of new activities by bank subsidiaries require the prior approval of the OCC and the Federal Reserve, and in some cases the FDIC, which may deny approval or condition their approval on the imposition of limitations on the scope of our planned activity. Also, these regulations and conditions could affect our ability to realize synergies from future acquisitions, negatively affect us following an acquisition and also delay or prevent the development, introduction and marketing of new products and services. In addition, E*TRADE Clearing LLC, so long as it is an operating subsidiary of E*TRADE Bank, is subject to increased regulatory oversight and the same activity restrictions that are applicable to E*TRADE Bank. We recently received regulatory approval to move our broker-dealers, E*TRADE Securities LLC and E*TRADE Clearing LLC, out from under E*TRADE Bank. E*TRADE Securities LLC was moved from under E*TRADE Bank in February 2015 and we plan to move E*TRADE Clearing LLC later in 2015, at which point these restrictions will be no longer applicable.
Risks Relating to Owning Our Stock

Our business operations are substantially restricted by the terms of our corporate debt.
Our senior secured revolving credit facility and the indentures governing our corporate debt contain various covenants and restrictions that place limitations on our ability and certain of our subsidiaries’ ability to, among other things:

•	incur additional indebtedness;

•	create liens;

•	pay dividends, make distributions or other payments;

•	repurchase or redeem capital stock;

•	make investments or other restricted payments;

•	enter into transactions with our shareholders or affiliates;

•	sell assets or shares of capital stock of our subsidiaries; and

•	merge, consolidate or transfer substantially all of our assets.
As a result of the covenants and restrictions contained in the indentures and senior secured revolving credit facility, we are limited in how we conduct our business and we may be unable to raise additional debt or equity financing at all or on terms sufficient to compete effectively or to take advantage of new business opportunities. Each series of our corporate debt contains a limitation, subject to important exceptions, on our ability to incur additional debt if our Consolidated Fixed Charge Coverage Ratio (as defined in the relevant indentures) is less than or equal to 2.5 to 1.0 under the terms of our outstanding convertible notes and 2.0 to 1.0 under the terms of our other outstanding series of notes. As of December 31, 2014, our Consolidated Fixed Charge Coverage Ratio was 5.7 to 1.0.
The senior secured revolving credit facility also contains certain covenants including that we maintain a minimum fixed charge coverage ratio (as defined in the senior secured revolving credit facility) of 1.5 to 1.0, a maximum total leverage ratio, a maximum asset quality ratio, certain capitalization requirements for the parent company and certain of its subsidiaries and at least $100 million in unrestricted cash at the parent company.
The covenants, among other things, generally limit our ability to incur additional debt even if we were to substantially reduce our existing debt through debt exchange transactions. We could be forced to repay immediately all our outstanding borrowings under the senior secured revolving credit facility and outstanding debt securities at their full principal amount if we were to breach these covenants and did not cure such breach within the cure periods (if any) specified in the respective indentures and senior secured revolving credit facility. Further, if we experience a change of control, as defined in the indentures, we could be required to offer to purchase our debt securities at 101% of their principal amount. Under certain of our debt securities a "change of control" would occur if, among other things, a person became the beneficial owner of more than 50% of the total voting power of our voting stock which, with respect to the 6 3/8% senior notes due November 2019 ("6 3/8% Notes") and 5 3/8% senior notes due November 2022, would need to be coupled with a ratings downgrade before we would be required to offer to purchase those securities. A “change in control” (as defined in the senior secured revolving credit facility) would occur if a person became the beneficial owner of more than 35% of the total voting power of our voting stock or if a change of control were deemed to occur pursuant to the terms of certain of our debt securities. In such event, we could be required to repay all loans outstanding under the credit facility at their full principal amount plus any accrued interest or fees.
We cannot assure that we will be able to remain in compliance with these covenants in the future and, if we fail to comply, we cannot guarantee that we will be able to obtain waivers from the appropriate parties and/or amend the covenants. In addition, the terms of any future indebtedness could include more restrictive covenants.
The value of our common stock may be diluted if we need additional funds in the future.
In the future, we may need to raise additional funds via the issuance and sale of our debt and/or equity instruments, which we may not be able to conduct on favorable terms, if at all. If adequate funds are not available on acceptable terms, we may be unable to fund our capital needs and our plans for the growth of our business. In addition, if funds are available, the issuance of equity securities could significantly dilute the value of our shares of our common stock and cause the market price of our common stock to fall. We have the ability to issue a significant number of shares of stock in future transactions, which would substantially dilute existing stockholders, without seeking further stockholder approval.
In recent periods, the global financial markets were in turmoil and the equity and credit markets experienced extreme volatility, which caused already weak economic conditions to worsen. Continued turmoil in the global financial markets could further restrict our access to the equity and debt markets.
The market price of our common stock may continue to be volatile.

From January 1, 2012 through December 31, 2014, the price per share of our common stock ranged from a low of $7.08 to a high of $25.58. The market price of our common stock has been, and is likely to continue to be, highly volatile and subject to wide fluctuations. Among the factors that may affect our stock price are the following:

•
speculation in the investment community or the press about, or actual changes in, our competitive position, organizational structure, executive team, operations, financial condition, financial reporting and results, or strategic transactions;

•	the announcement of new products, services, acquisitions, or dispositions by us or our competitors; and

•	increases or decreases in revenues or earnings, changes in earnings estimates by the investment community, and variations between estimated financial results and actual financial results.
Changes in the stock market generally or as it concerns our industry may also affect our stock price. In the past, volatility in the market price of a company’s securities has often led to securities class action litigation. Such litigation could result in substantial costs to us and divert our attention and resources, which could harm our business. We have been a party to litigation related to the decline in the market price of our stock in the past and such litigation could occur again in the future. Declines in the market price of our common stock or failure of the market price to increase could also harm our ability to retain key employees, reduce our access to capital, impact our ability to utilize deferred tax assets in the event of another ownership change and otherwise harm our business.
We have provisions in our organizational documents that may discourage takeover attempts.
Certain provisions of our certificate of incorporation and bylaws may discourage, delay or prevent a third party from acquiring control of us in a merger, acquisition or similar transaction that a stockholder may consider favorable. Such provisions include:

•	authorization for the issuance of "blank check" preferred stock;

•	the prohibition of cumulative voting in the election of directors;

•	a super-majority voting requirement to effect business combinations and certain amendments to our certificate of incorporation and bylaws;

•	limits on the persons who may call special meetings of stockholders;

•	the prohibition of stockholder action by written consent; and

•	advance notice requirements for nominations to the Board or for proposing matters that can be acted on by stockholders at stockholder meetings.
In addition, certain provisions of our stock incentive plans, management retention and employment agreements (including severance payments and stock option acceleration), our senior secured credit facility, certain provisions of Delaware law and certain provisions of the indentures governing certain series of our debt securities that would require us to offer to purchase such securities at a premium in the event of certain changes in our ownership may also discourage, delay or prevent someone from acquiring or merging with us, which could limit the opportunity for our stockholders to receive a premium for their shares of our common stock and could also affect the price that some investors are willing to pay for our common stock.

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
A summary of our significant locations at December 31, 2014 is shown in the following table. Square footage amounts are net of space that has been sublet or part of a facility restructuring.

Location	Approximate Square Footage
Alpharetta, Georgia	260,000
Jersey City, New Jersey	109,000
Arlington, Virginia	102,000
Sandy, Utah	66,000
Menlo Park, California	63,000
New York, New York	39,000
All facilities are leased at December 31, 2014, including 165,000 square feet of our office in Alpharetta, Georgia. We executed a sale-leaseback transaction on this office during 2014. See Note 9—Property and Equipment, Net in Item 8. Financial Statements and Supplementary Data for more information.
All of our facilities are used by either our trading and investing or balance sheet management segments, in addition to the corporate/other category. All other leased facilities with space of less than 25,000 square feet are not listed by location. In addition to the significant facilities above, we also lease all 30 E*TRADE branches, ranging in space from approximately 2,500 to 8,000 square feet. We believe our facilities space is adequate to meet our needs in 2015.

ITEM 3.    LEGAL PROCEEDINGS
On October 27, 2000, Ajaxo, Inc. ("Ajaxo") filed a complaint in the Superior Court for the State of California, County of Santa Clara. Ajaxo sought damages and certain non-monetary relief for the Company’s alleged breach of a non-disclosure agreement with Ajaxo pertaining to certain wireless technology that Ajaxo offered the Company as well as damages and other relief against the Company for their alleged misappropriation of Ajaxo’s trade secrets. Following a jury trial, a judgment was entered in 2003 in favor of Ajaxo against the Company for $1 million for breach of the Ajaxo non-disclosure agreement. Although the jury found in favor of Ajaxo on its claim against the Company for misappropriation of trade secrets, the trial court subsequently denied Ajaxo’s requests for additional damages and relief. On December 21, 2005, the California Court of Appeal affirmed the above-described award against the Company for breach of the nondisclosure agreement but remanded the case to the trial court for the limited purpose of determining what, if any, additional damages Ajaxo may be entitled to as a result of the jury’s previous finding in favor of Ajaxo on its claim against the Company for misappropriation of trade secrets. Although the Company paid Ajaxo the full amount due on the above-described judgment, the case was remanded back to the trial court, and on May 30, 2008, a jury returned a verdict in favor of the Company denying all claims raised and demands for damages against the Company. Following the trial court’s entry of judgment in favor of the Company on September 5, 2008, Ajaxo filed post-trial motions for vacating this entry of judgment and requesting a new trial. The trial court denied these motions. On December 2, 2008, Ajaxo filed a notice of appeal with the Court of Appeal of the State of California for the Sixth District. On August 30, 2010, the Court of Appeal affirmed the trial court’s verdict in part and reversed the verdict in part, remanding the case. The Company petitioned the Supreme Court of California for review of the Court of Appeal decision. On December 16, 2010, the California Supreme Court denied the Company’s petition for review and remanded for further proceedings to the trial court. The testimonial phase of the third trial in this matter concluded on June 12, 2012. By order dated May 28, 2014, the Court determined to conduct a second phase of this bench trial to allow Ajaxo to attempt to prove entitlement to additional royalties. Hearings in phase two of the trial concluded January 8, 2015, and final written closing statements will be submitted March 16, 2015. The Company will continue to defend itself vigorously.
On May 16, 2011, Droplets Inc., the holder of two patents pertaining to user interface servers, filed a complaint in the U.S. District Court for the Eastern District of Texas against E*TRADE Financial Corporation, E*TRADE Securities LLC, E*TRADE Bank and multiple other unaffiliated financial services firms. Plaintiff contends that the defendants engaged in patent infringement under federal law. Plaintiff seeks unspecified damages and an injunction against future infringements, plus royalties, costs, interest and attorneys’ fees. On September 30, 2011, the Company and several co-defendants filed a motion to transfer the case to the Southern District of New York. Venue discovery occurred throughout December 2011. On January 1, 2012, a new judge was assigned to the case. On March 28, 2012, a change of venue was granted and the case was transferred to the United States District Court for the Southern District of New York. The Company filed its answer and counterclaim on June 13, 2012 and plaintiff moved to dismiss the counterclaim. The Company filed a motion for summary judgment. Plaintiffs sought to change venue back to the Eastern District of Texas on the theory that this case is one of several matters that should be consolidated in a single multi-district litigation. On December 12, 2012, the Multidistrict Litigation Panel denied the transfer of this action to Texas. By opinion dated April 4, 2013, the Court denied defendants’ motion for summary judgment and plaintiff’s motion to dismiss the counterclaims. The Court issued its order on claim construction on October 22, 2013, and by order dated January 28, 2014, the Court adopted the defendants' proposed claims construction. On March 25, 2014, the Court granted plaintiff leave to amend its complaint to add a newly-issued patent, but stayed all litigation pertaining to that patent until a covered business method review could be heard by the Patent and Trademark Appeals Board. The defendants' petitions for covered business method reviews were denied by the Patent and Trademark Appeals Board. Motions for summary judgment were filed in the U.S. District Court in August 2014 and the parties await the decision. The Company will continue to defend itself vigorously in this matter, both in the District Court and at the U.S. Patent and Trademark Office.
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
On April 30, 2013, a putative class action was filed by John Scranton, on behalf of himself and a class of persons similarly situated, against E*TRADE Financial Corporation and E*TRADE Securities LLC in the Superior Court of California, County of Santa Clara, pursuant to the California procedures for a private Attorney General action. The Complaint alleged that the Company misrepresented through its website that it would always automatically exercise options that were in-the-money by $0.01 or more on expiration date. Plaintiffs allege violations of the California Unfair Competition Law, the California Consumer Remedies Act, fraud, misrepresentation, negligent misrepresentation and breach of fiduciary duty. The case has been deemed complex within the meaning of the California Rules of Court, and a case management conference was held on September 13, 2013. The Company’s demurrer and motion to strike the complaint were granted by order dated December 20, 2013. The Court granted leave to amend the complaint. A second amended complaint was filed on January 31, 2014. On March 11, 2014, the Company moved to strike and for a demurrer to the second amended complaint. On October 20, 2014, the Court sustained the Company's demurrer, dismissing four counts of the second amended complaint with prejudice and two counts without prejudice. The plaintiffs filed a third amended complaint on November 10, 2014. The Company filed a third demurrer and motion to strike on December 12, 2014. The Company will continue to defend itself vigorously in this matter.
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

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the NASDAQ Stock Market under the ticker symbol ETFC.

Price Range of Common Stock
The following table shows the high and low intraday sale prices of our common stock as reported by the NASDAQ for the periods indicated:

	High	Low
2014:
First Quarter	$25.58	$18.86
Second Quarter	$23.87	$19.24
Third Quarter	$24.57	$20.13
Fourth Quarter	$24.58	$18.20
2013:
First Quarter	$11.82	$9.06
Second Quarter	$12.73	$9.52
Third Quarter	$17.73	$12.66
Fourth Quarter	$19.67	$15.54
The closing sale price of our common stock as reported on the NASDAQ on February 19, 2015 was $25.64 per share. At that date, there were 986 holders of record of our common stock.
Dividends
We have never declared or paid cash dividends on our common stock. The terms of our corporate debt currently prohibit the payment of dividends, subject to certain exclusions. E*TRADE Bank and its subsidiaries may not pay dividends to the parent company without approval from its regulators. We recently received regulatory approval to move both E*TRADE Securities LLC and E*TRADE Clearing LLC out from under E*TRADE Bank. E*TRADE Securities LLC was moved from under E*TRADE Bank in February 2015 and we plan to move E*TRADE Clearing LLC later in 2015.
Performance Graph

The following performance graph shows the cumulative total return to a holder of the Company’s common stock, assuming dividend reinvestment, compared with the cumulative total return, assuming dividend reinvestment, of the Standard & Poor ("S&P") 500 Index and the Dow Jones US Financials Index during the period from December 31, 2009 through December 31, 2014.

	12/09	12/10	12/11	12/12	12/13	12/14
E*TRADE Financial Corporation	100.00	90.91	45.23	50.85	111.59	137.81
S&P 500 Index	100.00	115.06	117.49	136.30	180.44	205.14
Dow Jones US Financials Index	100.00	112.72	98.24	124.62	167.26	191.67

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA
(Dollars in millions, shares in thousands, except per share amounts):

	Year Ended December 31,					Variance
	2014	2013	2012	2011	2010	2014 vs. 2013
Results of Operations:
Net operating interest income	$1,088	$982	$1,085	$1,220	$1,226	11%
Total net revenue	$1,814	$1,723	$1,900	$2,037	$2,078	5%
Provision for loan losses	$36	$143	$355	$441	$779	(75)%
Net income (loss)	$293	$86	$(113)	$157	$(28)	241%
Basic net earnings (loss) per share	$1.02	$0.30	$(0.39)	$0.59	$(0.13)	240%
Diluted net earnings (loss) per share	$1.00	$0.29	$(0.39)	$0.54	$(0.13)	245%
Weighted average shares—basic	288,705	286,991	285,748	267,291	211,302	1%
Weighted average shares—diluted	294,103	292,589	285,748	289,822	211,302	1%
(Dollars in millions):

	December 31,					Variance
	2014	2013	2012	2011	2010	2014 vs. 2013
Financial Condition:
Available-for-sale securities	$12,388	$13,592	$13,443	$15,651	$14,806	(9)%
Held-to-maturity securities	$12,248	$10,181	$9,540	$6,080	$2,463	20%
Margin receivables	$7,675	$6,353	$5,804	$4,826	$5,121	21%
Loans receivable, net	$5,979	$8,123	$10,099	$12,333	$15,122	(26)%
Total assets	$45,530	$46,280	$47,387	$47,940	$46,373	(2)%
Deposits	$24,890	$25,971	$28,393	$26,460	$25,240	(4)%
Corporate debt
Interest-bearing	$1,328	$1,726	$1,722	$1,451	$1,442	(23)%
Non-interest-bearing	$38	$42	$43	$43	$704	(10)%
Shareholders’ equity	$5,375	$4,856	$4,904	$4,928	$4,052	11%

	As of or For the Year Ended December 31,					Variance
	2014	2013	2012	2011	2010	2014 vs. 2013
Customer Activity Metrics:
Daily average revenue trades ("DARTs")	168,474	150,743	138,112	157,475	150,532	12%
Average commission per trade	$10.81	$11.13	$11.01	$11.01	$11.21	(3)%
Margin receivables (dollars in billions)	$7.7	$6.4	$5.8	$4.8	$5.1	20%
End of period brokerage accounts	3,143,923	2,998,059	2,903,191	2,783,012	2,684,311	5%
Net new brokerage accounts	145,864	94,868	120,179	98,701	54,232	54%
Brokerage account attrition rate	8.7%	8.8%	9.0%	10.3%	12.2%	*
Customer assets (dollars in billions)	$290.3	$260.8	$201.2	$172.4	$176.2	11%
Net new brokerage assets (dollars in billions)	$10.9	$10.4	$10.4	$9.7	$8.1	5%
Brokerage related cash (dollars in billions)	$41.1	$39.7	$33.9	$27.7	$24.5	4%
Company Metrics:
Corporate cash (dollars in millions)	$233	$415	$408	$484	$471	(44)%
E*TRADE Financial Tier 1 leverage ratio(1)	8.1%	6.7%	5.5%	5.7%	3.6%	1.4%
E*TRADE Financial Tier 1 common ratio(1)	17.1%	13.8%	10.3%	9.4%	4.8%	3.3%
E*TRADE Bank Tier 1 leverage ratio(2)	10.6%	9.5%	8.7%	7.8%	7.3%	1.1%
Special mention loan delinquencies (dollars in millions)	$155	$272	$342	$467	$589	(43)%
Allowance for loan losses (dollars in millions)	$404	$453	$481	$823	$1,031	(11)%
Enterprise net interest spread	2.55%	2.33%	2.39%	2.79%	2.91%	0.22%
Enterprise interest-earning assets (average dollars in billions)	$41.4	$40.9	$44.3	$42.7	$41.1	1%
Total employees (period end)	3,221	3,009	2,988	3,240	2,962	7%

*	Percentage not meaningful.

(1)
E*TRADE Financial Tier 1 leverage ratio is Tier 1 capital divided by average total assets for leverage capital purposes for the parent company. E*TRADE Financial Tier 1 common ratio is Tier 1 capital less elements of Tier 1 capital that are not in the form of common equity, such as trust preferred securities, divided by total risk-weighted assets for the parent company. The Tier 1 leverage and Tier 1 common ratios are non-GAAP measures as the parent company was not yet held to such regulatory capital requirements for the period presented and are indications of E*TRADE Financial’s capital adequacy. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources for a reconciliation of these non-GAAP measures to the comparable GAAP measures.

(2)
The Company transitioned from reporting under the OTS reporting requirements to reporting under the OCC reporting requirements in the first quarter of 2012. The Tier 1 leverage ratio is the OCC Tier 1 leverage ratio at December 31, 2014, 2013 and 2012 and the OTS Tier 1 capital ratio at December 31, 2011 and 2010. The OTS Tier 1 capital ratio and OCC Tier 1 leverage ratio are both calculated in the same manner using adjusted total assets.

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
Accelerate Growth of Core Brokerage Business

•	Capitalize on secular growth within the direct brokerage industry.
The direct brokerage industry is growing at a faster rate than the traditional brokerage industry. We are focused on capitalizing on this growth through ensuring our customers' trading and investing needs are met through our direct relationships.

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
Strengthen Overall Financial and Franchise Position

•	Manage down legacy investments and mitigate credit losses.
We continue to manage down the size and risks associated with our legacy loan portfolio, while mitigating credit losses where possible.

•	Continue to execute on our capital plan.
Our capital plan was laid out in 2012 with a key goal of distributing capital from E*TRADE Bank to the parent company. We are now focused on utilizing excess capital created through earnings and by achieving lower capital requirements at E*TRADE Bank, while continuing to enhance our enterprise risk management culture and capabilities.
Key Factors Affecting Financial Performance
Our financial performance is affected by a number of factors outside of our control, including:

•	customer demand for financial products and services;

•	weakness or strength of the residential real estate and credit markets;

•	performance, volume and volatility of the equity and capital markets;

•	customer perception of the financial strength of our franchise;

•	market demand and liquidity in the secondary market for mortgage loans and securities;

•	market demand and liquidity in the wholesale borrowings market, including securities sold under agreements to repurchase;

•	the level and volatility of interest rates;

•	our ability to move capital to our parent company from our subsidiaries subject to various regulatory approvals; and

•	changes to the rules and regulations governing the financial services industry.
In addition to the items noted above, our success in the future will depend upon, among other things, our ability to:

•	have continued success in the acquisition, growth and retention of brokerage customers;

•	generate meaningful growth in our retirement, investing and savings customer products;

•	enhance our risk management culture and capabilities;

•	mitigate credit costs;

•	achieve the capital ratios stated in our capital plan, with a particular focus on the Tier 1 leverage ratio at E*TRADE Bank;

•	generate capital sufficient to meet our operating needs at both our bank and our parent company;

•	assess and manage interest rate risk;

•	maintain disciplined expense control and improved operational efficiency; and

•	compete in a technology-intensive industry characterized by rapid innovation.
Management monitors a number of metrics in evaluating the Company’s performance. The most significant of these are shown in the table and discussed in the text below:

	As of or For the Year Ended December 31,			Variance
	2014	2013	2012	2014 vs. 2013
Customer Activity Metrics:
DARTs	168,474	150,743	138,112	12%
Average commission per trade	$10.81	$11.13	$11.01	(3)%
Margin receivables (dollars in billions)	$7.7	$6.4	$5.8	20%
End of period brokerage accounts	3,143,923	2,998,059	2,903,191	5%
Net new brokerage accounts	145,864	94,868	120,179	54%
Brokerage account attrition rate	8.7%	8.8%	9.0%	*
Customer assets (dollars in billions)	$290.3	$260.8	$201.2	11%
Net new brokerage assets (dollars in billions)	$10.9	$10.4	$10.4	5%
Brokerage related cash (dollars in billions)	$41.1	$39.7	$33.9	4%
Company Financial Metrics:
Corporate cash (dollars in millions)	$233	$415	$408	(44)%
E*TRADE Financial Tier 1 leverage ratio	8.1%	6.7%	5.5%	1.4%
E*TRADE Financial Tier 1 common ratio	17.1%	13.8%	10.3%	3.3%
E*TRADE Bank Tier 1 leverage ratio	10.6%	9.5%	8.7%	1.1%
Special mention loan delinquencies (dollars in millions)	$155	$272	$342	(43)%
Allowance for loan losses (dollars in millions)	$404	$453	$481	(11)%
Enterprise net interest spread	2.55%	2.33%	2.39%	0.22%
Enterprise interest-earning assets (average dollars in billions)	$41.4	$40.9	$44.3	1%

*	Percentage not meaningful.
Customer Activity Metrics

•	DARTs are the predominant driver of commissions revenue from our customers.

•	Average commission per trade is an indicator of changes in our customer mix, product mix and/or product pricing.

•	Margin receivables represent credit extended to customers to finance their purchases of securities by borrowing against securities they own and are a key driver of net operating interest income.

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

•
E*TRADE Financial Tier 1 leverage ratio is Tier 1 capital divided by average total assets for leverage capital purposes for the parent company. E*TRADE Financial Tier 1 common ratio is Tier 1 capital less elements of Tier 1 capital that are not in the form of common equity, such as trust preferred securities, divided by total risk-weighted assets for the parent company. The Tier 1 leverage and Tier 1 common ratios are non-GAAP measures as the parent company was not yet held to such regulatory capital requirements and are indications of E*TRADE Financial’s capital adequacy. See Liquidity and Capital Resources for a reconciliation of these non-GAAP measures to the comparable GAAP measures.

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

•	Enterprise interest-earning assets, in conjunction with our enterprise net interest spread, are indicators of our ability to generate net operating interest income.
Recent Significant Events
Received Regulatory Approval to Operate E*TRADE Bank at a 9.0% Tier 1 Leverage Ratio and to Move Broker-Dealers from under E*TRADE Bank

•	We received regulatory approval to operate E*TRADE Bank at a 9.0% Tier 1 leverage ratio, reflecting significant progress on our capital plan.

•
In addition, we received regulatory approval to move our broker-dealers, E*TRADE Securities LLC and E*TRADE Clearing LLC out from under E*TRADE Bank. The revised organizational structure provides increased capital flexibility as it enables us to dividend excess regulatory capital at our broker-dealers to the parent. E*TRADE Securities LLC was moved from under E*TRADE Bank in February 2015 and subsequently paid a dividend of $434 million to the parent company. We plan to move E*TRADE Clearing LLC later in 2015.

$300 Million in Dividends Issued from E*TRADE Bank to the Parent Company

•	We received approval from our regulators for $300 million in dividends from E*TRADE Bank to the parent company during 2014.

Elimination of $400 Million of Corporate Debt and Establishment of a $200 million Credit Facility at the Parent Company

•
In November 2014, we issued $540 million of 5 3/8% Senior Notes due 2022. We used the net proceeds together with approximately $460 million of existing corporate cash to redeem $435 million of 6 3/4% Senior Notes due 2016 and $505 million of 6% Senior Notes due 2017, reducing our total corporate debt by $400 million and extending the maturity profile with no debt maturing until 2019.

•	In addition, in November 2014 we entered into a new $200 million senior secured revolving credit facility as an additional source of liquidity for the parent company.
Launch of New Brand Platform - Type E*

•	We launched a new brand platform, Type E*. This campaign underscores our commitment to do more for, and build deeper relationships with, our customers.
Sale of the Market Making Business and Related Order Flow Agreement

•
We completed the sale of the market making business, G1 Execution Services, LLC, to an affiliate of Susquehanna on February 10, 2014, for $76 million. The sale of the market making business did not have a material impact on our results of operations as the net impact of the removal of principal transaction revenue and associated operating expenses, predominately in compensation and clearing expenses, was offset by an expected increase in order flow revenue as a result of routing all of our order flow to third parties.

•
Additionally, we entered into an order flow agreement whereby we agreed, subject to best execution standards, to route 70% of our customer equity flow to G1 Execution Services, LLC over the next five years.

Reduction of Legacy Risks

•	We completed the sale of $0.8 billion of one- to four-family loans modified as TDRs and recognized a net gain of approximately $7 million on the sale.

•	We sold our remaining $17 million in amortized cost of our non-agency CMO portfolio and recognized a gain of $6 million on the sale.

•	We terminated $100 million of our high-cost securities sold under agreements to repurchase and recognized a loss on early extinguishment of debt of $12 million.
Completed First Official Stress Test under Dodd-Frank Act

•
We submitted our first official stress test prior to March 31, 2014 as required under the Dodd-Frank Act, and received feedback from the OCC on our submission in the second quarter of 2014. While the details of our results are not public, we remained well above the regulatory well-capitalized levels for all capital ratios across all scenarios. We were satisfied with the feedback around our stress testing process, approach and methodologies.

Enhancements to Our Trading and Investing Products and Services

•
We launched several mobile enhancements, including a new iPhone® application for iOS 8, with touch ID fingerprint authentication, and a home screen widget containing market and watch list information, as well as an application for the Amazon Fire Phone.

•	We made improvements to our website, including revamping the Fixed Income Solutions Center with updated tools and resources.

•	We enhanced and added more functionality to our active trader platform, most prominently a more fulsome integration of FX trading.

•	We evolved our offering suite through the launch of browser-based trading, enabling real-time monitoring and execution.

•	We launched a new nimble content management system for www.etrade.com, which gives us the tools and flexibility to deliver faster and more streamlined Web updates to our prospects and customers.

Market Recognition

•
Our corporate services business was rated #1 for client satisfaction and loyalty for the third consecutive year by Group Five, an independent consulting and research firm, in their 2014 Stock Plan Administration Study Industry Report.

EARNINGS OVERVIEW
2014 Compared to 2013
We generated net income of $293 million, or $1.00 per diluted share, on total net revenue of $1.8 billion for the year ended December 31, 2014. Net operating interest income increased 11% to $1.1 billion for the year ended December 31, 2014 compared to 2013, which was driven primarily by the size and mix of the balance sheet as well as an increase in net interest spread. Commissions, fees and service charges and other revenue increased 11% to $680 million for the year ended December 31, 2014, compared to 2013, which was driven primarily by increased order flow revenue and advisor management fees, in addition to increased trading activity. The increases were partially offset by a decrease in principal transactions following our exit of the market making business, and a decrease in gains on loans and securities, net for the year ended December 31, 2014 when compared to 2013.
Provision for loan losses decreased 75% to $36 million for the year ended December 31, 2014 compared to 2013. The decrease was driven primarily by improving economic conditions, as evidenced by the lower levels of delinquent loans in the one- to four-family and home equity loan portfolios, lower net charge-offs, home price improvement and loan portfolio run-off. Total operating expenses decreased 10% to $1.1 billion for the year ended December 31, 2014, compared to 2013, which was driven primarily by $142 million in impairment of goodwill that was recognized in 2013 which increased operating expenses for the year ended December 31, 2013.
The following sections describe in detail the changes in key operating factors and other changes and events that affected net revenue, provision for loan losses, operating expense, other income (expense) and income tax expense.
Revenue
The components of revenue and the resulting variances are as follows (dollars in millions):

	Year Ended December 31,		Variance
			2014 vs. 2013
	2014	2013	Amount	%
Net operating interest income	$1,088	$982	$106	11%
Commissions	456	420	36	9%
Fees and service charges	186	155	31	20%
Principal transactions	10	73	(63)	(86)%
Gains on loans and securities, net	36	61	(25)	(41)%
Net impairment	—	(3)	3	*
Other revenues	38	35	3	9%
Total non-interest income	726	741	(15)	(2)%
Total net revenue	$1,814	$1,723	$91	5%

*	Percentage not meaningful.
Net Operating Interest Income
Net operating interest income increased 11% to $1.1 billion for the year ended December 31, 2014 compared to 2013. Net operating interest income is earned primarily through investing deposits and customer payables in assets including: available-for-sale securities, held-to-maturity securities, margin receivables and real estate loans.
The following table presents enterprise average balance sheet data and enterprise income and expense data for our operations, as well as the related net interest spread, yields and rates prepared on the basis required by the SEC’s Industry Guide 3, "Statistical Disclosure by Bank Holding Companies," (dollars in millions):

	Year Ended December 31,
	2014			2013			2012
	Average Balance	Operating Interest Inc./Exp.	Average Yield/Cost	Average Balance	Operating Interest Inc./Exp.	Average Yield/Cost	Average Balance	Operating Interest Inc./Exp.	Average Yield/Cost
Enterprise interest-earning assets:
Loans(1)	$7,298	$297	4.07%	$9,569	$395	4.12%	$12,028	$496	4.13%
Available-for-sale securities	12,761	289	2.26%	13,074	280	2.14%	15,237	361	2.37%
Held-to-maturity securities	11,288	328	2.90%	9,772	255	2.61%	8,409	237	2.82%
Margin receivables	7,446	264	3.55%	5,929	224	3.78%	5,471	216	3.95%
Cash and equivalents	1,279	2	0.15%	1,434	3	0.20%	1,668	4	0.21%
Segregated cash	736	1	0.10%	457	—	0.10%	956	—	0.08%
Securities borrowed and other	629	98	15.68%	657	51	7.76%	577	49	8.43%
Total enterprise interest-earning assets	41,437	1,279	3.08%	40,892	1,208	2.95%	44,346	1,363	3.07%
Non-operating interest-earning and non-interest earning assets(2)	4,383			4,624			5,069
Total assets	$45,820			$45,516			$49,415
Enterprise interest-bearing liabilities:
Deposits:
Sweep deposits	$19,168	7	0.03%	$19,432	11	0.06%	$20,776	15	0.07%
Complete savings deposits	4,009	1	0.01%	4,582	1	0.01%	5,389	3	0.07%
Other money market and savings deposits	867	—	0.01%	941	—	0.01%	1,016	1	0.07%
Checking deposits	1,069	—	0.03%	1,007	—	0.03%	890	1	0.08%
Time deposits	58	—	0.55%	81	1	1.11%	166	4	2.59%
Customer payables	6,417	8	0.13%	5,494	9	0.15%	5,649	11	0.18%
Securities sold under agreements to repurchase	3,993	123	3.07%	4,466	148	3.32%	4,775	158	3.32%
Federal Home Loan Bank ("FHLB") advances and other borrowings	1,288	65	5.05%	1,291	68	5.29%	2,465	93	3.76%
Securities loaned and other	1,518	—	0.03%	860	—	0.02%	676	—	0.04%
Total enterprise interest-bearing liabilities	38,387	204	0.53%	38,154	238	0.62%	41,802	286	0.68%
Non-operating interest-bearing and non-interest bearing liabilities(3)	2,272			2,490			2,580
Total liabilities	40,659			40,644			44,382
Total shareholders’ equity	5,161			4,872			5,033
Total liabilities and shareholders’ equity	$45,820			$45,516			$49,415
Excess of enterprise interest-earning assets over enterprise interest-bearing liabilities/Enterprise net interest income/Spread	$3,050	$1,075	2.55%	$2,738	$970	2.33%	$2,544	$1,077	2.39%
Reconciliation from enterprise net interest income to net operating interest income (dollars in millions):

	Year Ended December 31,
	2014	2013	2012
Enterprise net interest income	$1,075	$970	$1,077
Taxable equivalent interest adjustment	(1)	(1)	(1)
Customer assets held by third parties(4)	14	13	9
Net operating interest income	$1,088	$982	$1,085

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

(4)
Includes revenue earned on average customer assets of $14.4 billion, $11.5 billion and $4.3 billion for the years ended December 31, 2014, 2013 and 2012 respectively, held by third parties outside the Company, including money market funds and sweep deposit accounts at unaffiliated financial institutions. Fees earned on the customer assets are based on the federal funds rate plus a negotiated spread or other contractual arrangement with the third party institutions.

	Year Ended December 31,
	2014	2013	2012
Enterprise net interest:
Spread	2.55%	2.33%	2.39%
Margin (net yield on interest-earning assets)	2.59%	2.37%	2.43%
Ratio of enterprise interest-earning assets to enterprise interest-bearing liabilities	107.95%	107.18%	106.09%
Return on average:
Total assets	0.64%	0.19%	(0.23)%
Total shareholders’ equity	5.69%	1.77%	(2.24)%
Average total shareholders’ equity to average total assets	11.26%	10.70%	10.19%
The fluctuation in enterprise interest-earning assets is driven primarily by changes in enterprise interest-bearing liabilities, specifically deposits and customer payables. Average enterprise interest-earning assets increased 1% to $41.4 billion for the year ended December 31, 2014, compared to 2013. The increase in average enterprise interest-earning assets was primarily a result of increases in average held-to-maturity securities and margin receivables, which were partially offset by a decrease in average loans compared to 2013.
Average enterprise interest-bearing liabilities increased 1% to $38.4 billion for the year ended December 31, 2014, compared to 2013. The increase in average enterprise interest-bearing liabilities was primarily due to increases in average customer payables and securities loaned and other, partially offset by decreases in average deposits and securities sold under agreements to repurchase.
As part of our strategy to strengthen our overall financial and franchise position, we focused on improving our capital ratios by reducing risk and deleveraging the balance sheet. Our deleveraging strategy included transferring customer deposits to third party institutions. At December 31, 2014, $15.5 billion of our customers' assets were held at third party institutions, including third party banks and money market funds. Approximately 72% of these off-balance sheet assets resulted from our deleveraging efforts. We estimate the impact of our deleveraging efforts on net operating interest income to be approximately 125 basis points based on the estimated current re-investment rates on these assets, less approximately 28 basis points of cost associated with holding these assets on our balance sheet, primarily FDIC insurance premiums. We consider our deleveraging initiatives to be complete and maintain the ability to bring the majority of these customer assets back on the balance sheet with appropriate notification to the third party institutions and customer consent, as appropriate.
Enterprise net interest spread increased by 22 basis points to 2.55% for the year ended December 31, 2014 compared to 2013. Enterprise net interest spread is driven by changes in average balances and average interest rates earned or paid on those balances. During the year ended December 31, 2014, the increase in enterprise net interest spread was driven primarily by the growth in margin receivables and increased revenue earned from our securities lending activities, along with lower wholesale borrowing costs due to a decrease in securities sold under agreements to repurchase. These increases were partially offset by the continued run-off in loans and lower rates earned on margin receivables. Enterprise net interest spread may further fluctuate based on the size and mix of the balance sheet, as well as the impact from the level of interest rates.
Commissions
Commissions revenue increased 9% to $456 million for the year ended December 31, 2014 compared to 2013. The main factors that affect commissions are DARTs, average commission per trade and the number of trading days.
DART volume increased 12% to 168,474 for the year ended December 31, 2014 compared to 2013. Option-related DARTs as a percentage of total DARTs represented 22% of trading volume for the year ended December 31, 2014, compared to 24% in 2013.
Average commission per trade decreased 3% to $10.81 for the year ended December 31, 2014 compared to 2013. Average commission per trade is impacted by customer mix and the different commission rates on various trade types (e.g. equities, options, fixed income, stock plan, exchange-traded funds, mutual funds, forex and cross border). Accordingly, changes in the mix of trade types will impact average commission per trade.

Fees and Service Charges
Fees and service charges increased 20% to $186 million for the year ended December 31, 2014 compared to 2013. The table below shows the components of fees and service charges and the resulting variances (dollars in millions):

	Year Ended December 31,		Variance
			2014 vs. 2013
	2014	2013	Amount	%
Order flow revenue	$92	$72	$20	28%
Mutual fund service fees	23	21	2	10%
Advisor management fees	23	14	9	64%
Foreign exchange revenue	16	15	1	7%
Reorganization fees	8	9	(1)	(11)%
Other fees and service charges	24	24	—	0%
Total fees and service charges	$186	$155	$31	20%
The increase in fees and services charges for the year ended December 31, 2014, compared to 2013, was driven primarily by increased order flow revenue as a result of increased trading volumes and as E*TRADE Securities LLC began routing all of its order flow to third parties following the sale of G1 Execution Services, LLC which was completed on February 10, 2014. In addition, advisor management fees increased, driven by assets in managed accounts within our retirement, investing and savings products, which were $3.1 billion at December 31, 2014, compared to $2.4 billion at December 31, 2013.
Principal Transactions
Principal transactions decreased 86% to $10 million for the year ended December 31, 2014 compared to 2013. Principal transactions were derived from our market making business in which we acted as a market-maker for our brokerage customers’ orders as well as orders from third party customers. On February 10, 2014, we completed the sale of the market making business to an affiliate of Susquehanna and no longer generate principal transactions revenue.
Gains on Loans and Securities, Net
Gains on loans and securities, net decreased 41% to $36 million for the year ended December 31, 2014 compared to 2013. The table below shows the activity and resulting variances (dollars in millions):

	Year Ended December 31,		Variance
			2014 vs. 2013
	2014	2013	Amount	%
Gains (losses) on loans, net	$4	$(1)	$5	*
Gains on available-for-sale securities, net	42	61	(19)	(31)%
Hedge ineffectiveness	(10)	1	(11)	*
Gains on securities, net	32	62	(30)	(48)%
Gains on loans and securities, net	$36	$61	$(25)	(41)%

*	Percentage not meaningful.

Gains on loans and securities, net for the year ended December 31, 2014 included a $7 million gain recognized on the sale of one- to four-family loans modified as TDRs and a $6 million gain recognized on the sale of our remaining $17 million in amortized cost of available-for-sale non-agency CMOs.
Provision for Loan Losses
Provision for loan losses decreased 75% to $36 million for the year ended December 31, 2014 compared to 2013. The decrease in provision for loan losses was driven primarily by improving economic conditions, as evidenced by the lower levels of delinquent loans in the one- to four-family and home equity loan portfolios, lower net charge-offs, home price improvement and loan portfolio run-off for the year ended December 31, 2014. The reduction in the provision for loan losses was partly offset by enhancements in our quantitative allowance methodology. During the year ended December 31, 2014, we enhanced our quantitative allowance methodology to identify higher risk home equity lines of credit and extend the period of management’s forecasted loan losses captured within the general allowance to include the total probable loss on a subset of identified higher risk home equity lines of credit. These enhancements drove the migration of estimated losses previously captured on these loans from the qualitative component to the quantitative component of the general allowance, and drove the majority of the provision for loan losses within the home equity portfolio during the year ended December 31, 2014. The timing and magnitude of the provision for loan losses is affected by many factors and we anticipate variability, particularly as home equity lines of credit begin converting to amortizing loans.
For the year ended December 31, 2013, we evaluated and refined our default assumptions related to a subset of the home equity line of credit portfolio that will require borrowers to repay the loan in full at the end of the draw period, commonly referred to as "balloon loans". We recorded additional provision related to $235 million of balloon loans at December 31, 2013. We increased our default assumptions and extended the period of management's forecasted loan losses captured within the general allowance to include the total probable loss on the higher risk balloon loans as a result of our evaluation. The overall impact of these refinements drove the substantial majority of provision for loan losses during the year ended December 31, 2013.
Operating Expense
The components of operating expense and the resulting variances are as follows (dollars in millions):

	Year Ended December 31,		Variance
			2014 vs. 2013
	2014	2013	Amount	%
Compensation and benefits	$412	$363	$49	13%
Advertising and market development	120	108	12	11%
Clearing and servicing	94	124	(30)	(24)%
FDIC insurance premiums	79	104	(25)	(24)%
Professional services	112	85	27	32%
Occupancy and equipment	79	73	6	8%
Communications	71	69	2	3%
Depreciation and amortization	78	89	(11)	(12)%
Amortization of other intangibles	22	24	(2)	(8)%
Impairment of goodwill	—	142	(142)	*
Facility restructuring and other exit activities	8	28	(20)	(71)%
Other operating expenses	70	66	4	6%
Total operating expense	$1,145	$1,275	$(130)	(10)%

*	Percentage not meaningful.
Compensation and Benefits
Compensation and benefits increased 13% to $412 million for the year ended December 31, 2014 compared to 2013. The increase resulted primarily from increased salaries expense due to increased headcount and increased incentive compensation when compared to 2013.

Advertising and Market Development
Advertising and market development expense increased 11% to $120 million for the year ended December 31, 2014 compared to 2013. The increase in advertising and market development resulted primarily from the launch of Type E*, our new brand platform during the year ended December 31, 2014, in addition to lower advertising and market development expenses during the year ended December 31, 2013 driven by the expense reduction initiatives in the prior period.
Clearing and Servicing
Clearing and servicing decreased 24% to $94 million for the year ended December 31, 2014 compared to 2013. The decrease resulted primarily from a decrease in clearing fees as a result of the sale of the market making business which was partially offset by costs associated with an increase in trading volumes, when compared to 2013. Additionally, servicing fees decreased when compared to the same period in 2013 as the loan portfolio continued to run off.

FDIC Insurance Premiums
FDIC insurance premiums decreased 24% to $79 million for the year ended December 31, 2014 compared to the same period in 2013. The decrease was due to the sale of $0.8 billion of our one- to four-family loans modified as TDRs during the second quarter of 2014, as well as continued improvement and quality of our balance sheet, improving capital ratios and overall risk profile when compared to 2013. TDRs are considered underperforming assets and are assessed at a higher rate in the FDIC insurance calculation. We expect sustained savings on FDIC insurance premiums as a result of the sale, and as we continue to improve the quality of the balance sheet and capital ratios.
Professional Services
Professional services increased 32% to $112 million for the year ended December 31, 2014 compared to 2013, primarily driven by professional services engagements focused on improving the customer experience and overall product offering, as well as our continued enterprise risk management build-out.
Impairment of Goodwill
Impairment of goodwill was $142 million for the year ended December 31, 2013. At the end of June 2013, we decided to exit the market making business, and as a result recorded $142.4 million in goodwill impairment, representing the entire carrying amount of goodwill allocated to this business. There were no similar charges during the year ended December 31, 2014.
Facility Restructuring and Other Exit Activities
Facility restructuring and other exit activities were $8 million for the year ended December 31, 2014 compared to $28 million for 2013. The costs in 2014 were driven by severance costs incurred primarily related to our exit of the market making business, and were partially offset by the $4 million gain on the sale of that business, which was completed in February 2014. The costs in 2013 were driven primarily by severance costs incurred as part of the expense reduction initiatives in prior periods.
Other Income (Expense)
Other income (expense) increased 65% to $181 million for the twelve months ended December 31, 2014 compared to the same period in 2013 as shown in the following table (dollars in millions):

	Year Ended December 31,		Variance
			2014 vs. 2013
	2014	2013	Amount	%
Corporate interest expense	$(113)	$(114)	$1	(1)%
Losses on early extinguishment of debt	(71)	—	(71)	*
Equity in income of investments and other	3	4	(1)	(25)%
Total other income (expense)	$(181)	$(110)	$(71)	65%

*	Percentage not meaningful.
Total other income (expense) primarily consisted of corporate interest expense of $113 million for year ended December 31, 2014, compared to $114 million in 2013. In addition, during the year ended December 31, 2014 we recognized $12 million of losses on early extinguishment of debt as a result of the early extinguishment of $100 million in repurchase agreements, and $59 million of losses on early extinguishment of debt as a result of the redemption of all of the outstanding 6 3/4% Notes and 6% Notes, a total of $940 million in aggregate principal amount.
Income Tax Expense
Income tax expense was $159 million and $109 million for the years ended December 31, 2014 and 2013, respectively. The effective tax rate was 35% for the year ended December 31, 2014, compared to 56% in 2013. Income tax expense for the year ended December 31, 2014 included $8 million of benefit primarily related to the settlement of a state tax audit and $8 million of benefit related to a recent change to the New York state tax code and its impact on state deferred taxes.
At the end of June 2013, we decided to exit the market making business, and as a result recorded $142 million in goodwill impairment during the year ended December 31, 2013. The $142 million goodwill impairment charge associated with the market making business was non-deductible for tax purposes. In addition, the overall state apportionment increased significantly in California as a result of the decision to exit of the market making business. Therefore, we recognized a tax benefit of $24 million during the year ended December 31, 2013, the majority of which consisted of releasing valuation allowances for net operating losses, research and development credits and revaluation of other deferred tax assets relating to California. Excluding the impact of our decision to exit of the market making business, the effective tax rate for the year ended December 31, 2013 would have been 40%, calculated in the following table (dollars in millions):

	For the Year Ended December 31, 2013
	Pre-tax Income	Tax Expense (Benefit)	Tax Rate
Taxes and tax rate before impact of exit of market making business	$337	$133	40%
Impact of exit of market making business:
Goodwill impairment charge	(142)	—
State apportionment change	—	(24)
Income taxes and tax rate as reported	$195	$109	56%
Valuation Allowance
Our net deferred tax asset was $951 million and $1,239 million at December 31, 2014 and 2013, respectively. We are required to establish a valuation allowance for deferred tax assets and record a corresponding increase to income tax expense if it is determined, based on evaluation of available evidence at the time the determination is made, that it is more likely than not that some or all of the deferred tax assets will not be realized. If we were to conclude that a valuation allowance was required, the resulting loss could have a material adverse effect on our financial condition and results of operations. As of December 31, 2014, we did not establish a valuation allowance against our federal deferred tax assets as we believe that it is more likely than not that all of these assets will be realized. Approximately 40% of our existing federal deferred tax assets are not related to net operating losses and therefore, have no expiration date. We expect to utilize the majority of the existing federal deferred tax assets within the next four years.
Our evaluation of the need for a valuation allowance focused on identifying significant, objective evidence that we will be able to realize the deferred tax assets in the future. We determined that our expectations regarding future earnings are objectively verifiable due to various factors. One factor is the consistent profitability of the core business, the trading and investing segment, which has generated substantial income for each of the last 11 years, including through uncertain economic and regulatory environments. The core business is driven by brokerage customer activity and includes trading, brokerage related cash, margin lending, retirement and investing, and other brokerage related activities. These activities drive variable expenses that correlate to the volume of customer activity, which has resulted in stable, ongoing profitability.
Another factor is the mitigation of losses in the balance sheet management segment, which generated a large net operating loss in 2007 caused by the crisis in the residential real estate and credit markets. Much of this loss came from the sale of the asset-backed securities portfolio and credit losses from the mortgage loan portfolio. We no longer hold any of those asset-backed securities and shut down mortgage loan acquisition activities in 2007. In effect, the key business activities that led to the generation of the deferred tax assets were shut down over seven years ago. In addition, we have realized the benefits of various credit loss mitigation activities and improving economic conditions, including home price improvement related to our loan portfolio. As a result, the losses have continued to decline significantly and the balance sheet management segment has been profitable since 2012.
We maintain a valuation allowance for certain of our state deferred tax assets as we have concluded that it is more likely than not that they will not be realized. At December 31, 2014, we had total state deferred tax assets of approximately $143 million related to our state net operating loss carryforwards and temporary differences with a valuation allowance of $48 million against such deferred tax assets.
Tax Ownership Change
During the third quarter of 2009, we exchanged $1.7 billion principal amount of interest-bearing debt for an equal principal amount of non-interest-bearing convertible debentures. Subsequent to the 2009 Debt Exchange, $592 million and $129 million debentures were converted into 57 million and 13 million shares of common stock during the third and fourth quarters of 2009, respectively. As a result of these conversions, we believe we experienced a tax ownership change during the third quarter of 2009.
As of the date of the ownership change, we had federal NOLs available to carryforward of approximately $1,886 million. This amount includes $480 million in federal NOLs that were recorded in the third quarter of 2012 due to amended tax returns we filed that related primarily to additional tax deductions on the 2009 Debt Exchange and additional tax losses on bad debts. Section 382 imposes an annual limitation on the use of a corporation’s NOLs, certain recognized built-in losses and other carryovers after an "ownership change" occurs. Section 382 rules governing when a change in ownership occurs are complex and subject to interpretation; however, an ownership change generally occurs when there has been a cumulative change in the stock ownership of a corporation by certain "5% shareholders" of more than 50 percentage points over a rolling three-year period.
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
We believe the tax ownership change will extend the period of time it will take to fully utilize our pre-ownership change NOLs, but will not limit the total amount of pre-ownership change federal NOLs we can utilize. Our updated estimate is that we will be subject to an overall annual limitation on the use of our pre-ownership change NOLs of approximately $194 million. The overall pre-ownership change federal NOLs, which were approximately $1,886 million, have a statutory carryforward period of 20 years (the majority of which expire in 13 years). As a result, we believe we will be able to fully utilize these NOLs in future periods.
Our ability to utilize the pre-ownership change NOLs is dependent on our ability to generate sufficient taxable income over the duration of the carryforward periods and will not be impacted by our ability or inability to generate taxable income in an individual year.
2013 Compared to 2012
We generated net income of $86 million, or $0.29 per diluted share, on total net revenue of $1.7 billion for the year ended December 31, 2013. Net operating interest income decreased 10% to $982 million for the year ended December 31, 2013 compared to 2012, which was driven primarily by a decrease in enterprise interest-earning assets and enterprise interest-bearing liabilities as a result of our deleveraging initiatives. Commissions, fees and service charges, principal transactions and other revenue increased 8% to $683 million for the year ended December 31, 2013, compared to 2012, which was driven primarily by an increase in trading activity during 2013. In addition, gains on loans and securities, net decreased 70% to $61 million for the year ended December 31, 2013 compared to 2012, primarily due to increased gains in 2012 as a result of deleveraging activities.
Provision for loan losses decreased 60% to $143 million for the year ended December 31, 2013 compared to 2012. The decline was driven primarily by improving economic conditions, including home price improvement and continued loan portfolio run-off. Total operating expenses increased 10% to $1.3 billion for the year ended December 31, 2013 compared to 2012. This increase was driven primarily by $142 million in impairment of goodwill that was recognized in the second quarter of 2013 due to our decision to exit the market making business, which was partially offset by a decrease in advertising and marketing expense for the year ended December 31, 2013 compared to 2012.
The following sections describe in detail the changes in key operating factors and other changes and events that affected net revenue, provision for loan losses, operating expense, other income (expense) and income tax expense (benefit).

Revenue
The components of revenue and the resulting variances are as follows (dollars in millions):

			Variance
	Year Ended December 31,		2013 vs. 2012
	2013	2012	Amount	%
Net operating interest income	$982	$1,085	$(103)	(10)%
Commissions	420	378	42	11%
Fees and service charges	155	122	33	27%
Principal transactions	73	93	(20)	(22)%
Gains on loans and securities, net	61	201	(140)	(70)%
Net impairment	(3)	(17)	14	(86)%
Other revenues	35	38	(3)	(5)%
Total non-interest income	741	815	(74)	(9)%
Total net revenue	$1,723	$1,900	$(177)	(9)%
Net Operating Interest Income
Net operating interest income decreased 10% to $982 million for the year ended December 31, 2013 compared to 2012. Average enterprise interest-earning assets decreased 8% to $40.9 billion for the year ended December 31, 2013 compared to 2012. This was primarily a result of decreases in average available-for-sale securities and average loans, which were partially offset by an increase in average held-to-maturity securities.
Average enterprise interest-bearing liabilities decreased 9% to $38.2 billion for the year ended December 31, 2013 compared to 2012. The decrease in average enterprise interest-bearing liabilities was due primarily to decreases in average deposits and average FHLB advances and other borrowings as a result of our deleveraging strategy.
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
Commissions
Commissions revenue increased 11% to $420 million for the year ended December 31, 2013 compared to 2012, driven primarily from DART volumes increasing 9% to 150,743 for the year ended December 31, 2013 compared to 2012. Option-related DARTs as a percentage of total DARTs represented 24% of trading volume for both years ended December 31, 2013 and 2012. Average commission per trade increased 1% to $11.13 for the year ended December 31, 2013 compared to 2012.

Fees and Service Charges
Fees and service charges increased 27% to $155 million for the year ended December 31, 2013 compared to 2012. The table below shows the components of fees and service charges and the resulting variances (dollars in millions):

			Variance
	Year Ended December 31,		2013 vs. 2012
	2013	2012	Amount	%
Order flow revenue	$72	$58	$14	24%
Mutual fund service fees	21	17	4	28%
Advisor management fees	14	6	8	116%
Foreign exchange revenue	15	10	5	44%
Reorganization fees	9	8	1	20%
Other fees and service charges	24	23	1	3%
Total fees and service charges	$155	$122	$33	27%
The increase in fees and services charges for the year ended December 31, 2013 was driven primarily by increased order flow revenue due to increased trading activity, as well as increased advisor management fees driven from managed accounts within our retirement, investing and savings products, which were $2.4 billion at December 31, 2013, compared to $1.3 billion at December 31, 2012.
Principal Transactions
Principal transactions decreased 22% to $73 million for the year ended December 31, 2013 compared to 2012. The decrease in principal transactions revenue was driven primarily by a decrease in market making trading volume along with a decrease in average revenue per share earned.
Gains on Loans and Securities, Net
Gains on loans and securities, net decreased 70% to $61 million for the year ended December 31, 2013 compared to 2012. The table below shows the activity and resulting variances (dollars in millions):

			Variance
	Year Ended December 31,		2013 vs. 2012
	2013	2012	Amount	%
Gains (losses) on loans, net	$(1)	$1	$(2)	*
Gains on available-for-sale securities, net	61	207	(146)	(71)%
Hedge ineffectiveness	1	(7)	8	*
Gains on securities, net	62	200	(138)	(69)%
Gains on loans and securities, net	$61	$201	$(140)	(70)%

*	Percentage not meaningful.

The decrease in gains on loans and securities, net for the year ended December 31, 2013, was driven by additional gains recognized during the year ended December 31, 2012 from the sale of available-for-sale securities as a result of our deleveraging initiatives, primarily related to a reduction in wholesale funding obligations.
Net Impairment
We recognized $3 million and $17 million of net impairment during the years ended December 31, 2013 and 2012, respectively, on certain securities in our non-agency CMO portfolio due to continued deterioration in the expected credit performance of the underlying loans in those specific securities. The gross other-than-temporary impairment ("OTTI") and the noncredit portion of OTTI, which was or had been previously recorded through other comprehensive income (loss), are shown in the table below (dollars in millions):

	Year Ended December 31,
	2013	2012
Other-than-temporary impairment ("OTTI")	$(1)	$(20)
Less: noncredit portion of OTTI recognized into (out of) other comprehensive income (loss) (before tax)	(2)	3
Net impairment	$(3)	$(17)
Provision for Loan Losses
Provision for loan losses decreased 60% to $143 million for the year ended December 31, 2013 compared to 2012. The decrease in provision for loan losses was driven primarily by improving economic conditions, as evidenced by the lower levels of delinquent loans in the one- to four-family and home equity loan portfolios, home price improvement and loan portfolio run-off.  The decrease was partially offset by additional provision recorded related to $235 million of balloon loans within the home equity line of credit portfolio at December 31, 2013. We increased our default assumptions and extended the period of management's forecasted loan losses captured within the general allowance to include the total probable loss on the higher risk balloon loans as a result of our evaluation. The overall impact of these refinements drove the substantial majority of provision for loan losses during the year ended December 31, 2013.
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
Operating Expense
The components of operating expense and the resulting variances are as follows (dollars in millions):

			Variance
	Year Ended December 31,		2013 vs. 2012
	2013	2012	Amount	%
Compensation and benefits	$363	$353	$10	3%
Advertising and market development	108	139	(31)	(22)%
Clearing and servicing	124	129	(5)	(4)%
FDIC insurance premiums	104	117	(13)	(12)%
Professional services	85	86	(1)	(1)%
Occupancy and equipment	73	74	(1)	(2)%
Communications	69	73	(4)	(6)%
Depreciation and amortization	89	91	(2)	(2)%
Amortization of other intangibles	24	25	(1)	(7)%
Impairment of goodwill	142	—	142	*
Facility restructuring and other exit activities	28	8	20	269%
Other operating expenses	66	67	(1)	(1)%
Total operating expense	$1,275	$1,162	$113	10%

*	Percentage not meaningful.

Compensation and Benefits
Compensation and benefits increased 3% to $363 million for the year ended December 31, 2013 compared to 2012. The increase resulted primarily from increased incentive compensation when compared to 2012.

Advertising and Market Development
Advertising and market development expense decreased 22% to $108 million for the year ended December 31, 2013 compared to 2012. The decrease in advertising and marketing were due largely to the planned decrease in advertising expenditures as part of our expense reduction initiatives.
Clearing and Servicing
Clearing and servicing decreased 4% to $124 million for the year ended December 31, 2013 compared to 2012. The decrease resulted primarily from lower servicing fees when compared to 2012 as the loan portfolio continues to run-off. The decrease in servicing fees was offset by increased clearing fees as a result of an increase in DARTs, when compared to 2012.
FDIC Insurance Premiums
FDIC insurance premiums decreased 12% to $104 million for the year ended December 31, 2013 compared to 2012. The decrease for the year ended December 31, 2013 was primarily due to the continued improvement and quality of our balance sheet, improving capital ratios and overall risk profile when compared to 2012.

Impairment of Goodwill
Impairment of goodwill was $142 million for the year ended December 31, 2013. At the end of June 2013, we decided to exit the market making business, and as a result recorded $142 million in goodwill impairment, representing the entire carrying amount of goodwill allocated to this business.
Facility Restructuring and Other Exit Activities
Facility restructuring and other exit activities was $28 million for the year ended December 31, 2013 compared to $8 million for the year ended 2012. These costs were driven primarily by severance incurred as part of our planned expense reduction initiatives, in addition to costs incurred related to our decision to exit the market making business.
Other Income (Expense)
Other income (expense) decreased 79% to $110 million for the year ended December 31, 2013 compared to 2012 as shown in the following table (dollars in millions):

			Variance
	Year Ended December 31,		2013 vs. 2012
	2013	2012	Amount	%
Corporate interest expense	$(114)	$(180)	$66	(36)%
Losses on early extinguishment of debt:
Corporate debt	—	(257)	257	*
Wholesale borrowings and other	—	(78)	78	*
Equity in income of investments and other	4	1	3	239%
Total other income (expense)	$(110)	$(514)	$404	(79)%

*	Percentage not meaningful.
Total other income (expense) included corporate interest expense on interest-bearing corporate debt for the years ended December 31, 2013 and 2012. Corporate interest expense decreased 36% to $114 million for the year ended December 31, 2013 compared to 2012 as a result of the refinance of $1.3 billion in higher coupon corporate debt during the fourth quarter of 2012. Corporate interest expense for the year ended December 31, 2013 was partially offset by a gain of $4 million related to an investment in a venture fund which was included in equity in income of investments and other.
In addition, for the year ended December 31, 2012, $257 million in losses on early extinguishment of corporate debt were recorded, as a result of the early extinguishment of all the 12 1/2% Springing Lien Notes and 7 7/8% Notes during 2012.

We also had $78 million in losses on early extinguishment of wholesale borrowings as a result of the early extinguishment of approximately $1.1 billion in wholesale borrowings during 2012.
Income Tax Expense (Benefit)
Income tax expense was $109 million for the year ended December 31, 2013 compared to a tax benefit of $(18) million in 2012. The effective tax rate was 56% for the year ended December 31, 2013 compared to (14)% in 2012.
With our decision to exit the market making business at the end of June 2013, we recorded a goodwill impairment charge of $142 million, which was non-deductible for tax purposes. In addition, the overall state apportionment increased significantly in California as a result of the decision to exit the market making business. Therefore, we recognized an income tax benefit of $24 million during the year ended December 31, 2013, the majority of which consisted of releasing valuation allowances for net operating losses, research and development credits and revaluation of other deferred tax assets relating to California. Excluding the impact of our decision to exit the market making business, our effective tax rate for the year ended December 31, 2013 would have been 40%.
During the first quarter of 2012, we recorded an income tax benefit of $26 million related to certain losses on the 2009 Debt Exchange that were previously considered non-deductible. Through additional research completed in the first quarter of 2012, we identified that a portion of those losses were incorrectly treated as non-deductible in 2009 and were deductible for tax purposes. The $26 million income tax benefit resulted in a corresponding increase to the net deferred tax asset.
In November 2012, California voters approved Proposition 39, which requires most multistate taxpayers to use a sales factor-only apportionment formula, combined with market–based sourcing for sales, other than sales of tangible personal property, effective for years beginning on or after January 1, 2013. As a result, the overall California apportionment for the Company’s unitary group decreased significantly and we expected this would decrease our taxable income in California in future periods. As a result, we no longer expected to utilize net operating losses in California and we recognized tax expense of $25 million consisting of establishing valuation allowances for California net operating losses, research and development credits and other deferred tax assets.
Valuation Allowance
The net deferred tax asset was $1,239 million and $1,416 million at December 31, 2013 and 2012, respectively. We are required to establish a valuation allowance for deferred tax assets and record a corresponding charge to income tax expense if it is determined, based on evaluation of available evidence at the time the determination is made, that it is more likely than not that some or all of the deferred tax assets will not be realized. If we were to conclude that a valuation allowance was required, the resulting loss could have a material adverse effect on our financial condition and results of operations. As of December 31, 2013, we did not establish a valuation allowance against our federal deferred tax assets as we believe that it is more likely than not that all of these assets will be realized.
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

Trading and Investing
The following table summarizes trading and investing financial information and key customer activity metrics as of and for years ended December 31, 2014, 2013 and 2012 (dollars in millions, except for key metrics):

	Year Ended December 31,			Variance
				2014 vs. 2013
	2014	2013	2012	Amount	%
Net operating interest income	$632	$540	$641	$92	17%
Commissions	456	420	378	36	9%
Fees and service charges	185	153	119	32	21%
Principal transactions	10	73	93	(63)	(86)%
Other revenues	32	31	32	1	3%
Total net revenue	1,315	1,217	1,263	98	8%
Total operating expense	766	883	769	(117)	(13)%
Trading and investing income	$549	$334	$494	$215	64%

Key Customer Activity Metrics:
DARTs	168,474	150,743	138,112	17,731	12%
Average commission per trade	$10.81	$11.13	$11.01	$(0.32)	(3)%
Margin receivables (dollars in billions)	$7.7	$6.4	$5.8	$1.3	20%
End of period brokerage accounts	3,143,923	2,998,059	2,903,191	145,864	5%
Net new brokerage accounts	145,864	94,868	120,179	50,996	54%
Brokerage account attrition rate	8.7%	8.8%	9.0%	(0.1)%	*
Customer assets (dollars in billions)	$290.3	$260.8	$201.2	$29.5	11%
Net new brokerage assets (dollars in billions)	$10.9	$10.4	$10.4	$0.5	5%
Brokerage related cash (dollars in billions)	$41.1	$39.7	$33.9	$1.4	4%

*	Percentage not meaningful.
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
2014 Compared to 2013
Trading and investing income increased 64% to $549 million for the year ended December 31, 2014 compared to 2013. We continued to generate net new brokerage accounts, ending the fourth quarter of 2014 with 3.1 million accounts. Brokerage related cash, which is one of our most profitable sources of funding, increased by $1.4 billion to $41.1 billion when compared to 2013.
Trading and investing net operating interest income increased 17% to $632 million for the year ended December 31, 2014 driven primarily by the growth in margin receivables coupled with higher yields on securities lending activities when compared to 2013.
Trading and investing commissions revenue increased 9% to $456 million for the year ended December 31, 2014 compared to 2013. The increase was primarily due to an increase in DARTs of 12% to 168,474 for the year ended December 31, 2014, partially offset by a decrease in average commission per trade of 3% to $10.81, compared to 2013.
Trading and investing fees and service charges increased 21% to $185 million for the year ended December 31, 2014 compared to 2013. The increase in fees and services charges was driven primarily by increased order flow revenue as a result of increased trading volumes and as E*TRADE Securities LLC began routing all of its order flow to third parties following the sale of G1 Execution Services, LLC which was completed on February 10, 2014. In addition, advisor management fees increased driven by assets in managed accounts within our retirement, investing and savings products, which were $3.1 billion at December 31, 2014, compared to $2.4 billion at December 31, 2013.
Trading and investing principal transactions decreased 86% to $10 million for the year ended December 31, 2014 compared to 2013. Principal transactions were derived from our market making business in which we acted as a market-maker for our brokerage customers’ orders as well as orders from third party customers. On February 10, 2014, we completed the sale of the market making business to an affiliate of Susquehanna and no longer generate principal transactions revenue.
Trading and investing operating expense decreased 13% to $766 million for the year ended December 31, 2014 compared to 2013. The decrease for the year ended December 31, 2014 was driven by higher operating expenses in the prior period as a result of $142 million in impairment of goodwill associated with the market making business, which was recognized in the second quarter of 2013.
As of December 31, 2014, we had approximately 3.1 million brokerage accounts, 1.3 million stock plan accounts and 0.4 million banking accounts. For the years ended December 31, 2014 and 2013, our brokerage products contributed 80% and 78%, respectively, and our banking products contributed 20% and 22%, respectively, of total trading and investing net revenue.
2013 Compared to 2012
Trading and investing income decreased 32% to $334 million for the year ended December 31, 2013 compared to 2012. The decrease for the year ended December 31, 2013 was driven primarily by $142 million of goodwill impairment recorded in the second quarter of 2013 related to the decision to exit market making business. We continued to generate net new brokerage accounts, ending the year with 3.0 million accounts. Brokerage related cash, which is one of our most profitable sources of funding, increased by $5.8 billion to $39.7 billion when compared to 2012.
Trading and investing net operating interest income decreased 16% to $540 million for the year ended December 31, 2013, compared to 2012. The decrease was driven by lower interest income from the balance sheet management segment as a result of deleveraging initiatives, in particular as it relates to moving sweep deposits off balance sheet.
Trading and investing commissions increased 11% to $420 million for the year ended December 31, 2013 compared to 2012. This increase in commissions was primarily the result of an increase in DARTs of 9% to 150,743 for the year ended December 31, 2013 compared to 2012.
Trading and investing fees and service charges increased 28% to $153 million for the year ended December 31, 2013 compared to 2012. This increase was driven primarily by increases in order flow revenue due to increased trading activity, as well as increases in advisor management fees driven from the managed accounts within our retirement, investing and savings products, which were $2.4 billion at December 31, 2013, compared to $1.3 billion at December 31, 2012.
Trading and investing principal transactions decreased 22% to $73 million for the year ended December 31, 2013 compared to 2012. The decrease in principal transactions revenue was driven primarily by a decrease in market making trading volume along with a decrease in average revenue per share earned.
Trading and investing operating expense increased 15% to $883 million for the year ended December 31, 2013 compared to 2012. The increase for the year ended December 31, 2013 was driven primarily by impairment of goodwill of $142 million in the second quarter of 2013 related to the decision to exit the market making business.
As of December 31, 2013, we had approximately 3.0 million brokerage accounts, 1.2 million stock plan accounts and 0.4 million banking accounts. For the years ended December 31, 2013 and 2012, our brokerage products contributed 78% and 71%, respectively, and our banking products contributed 22% and 29%, respectively, of total trading and investing net revenue.
Balance Sheet Management
The following table summarizes balance sheet management financial information and key financial metrics as of and for the year ended December 31, 2014, 2013 and 2012 (dollars in millions):

	Year Ended December 31,			Variance
				2014 vs. 2013
	2014	2013	2012	Amount	%
Net operating interest income	$455	$442	$444	$13	3%
Fees and service charges	1	2	3	(1)	(50)%
Gains on loans and securities, net	36	61	201	(25)	(41)%
Net impairment	—	(3)	(17)	3	*
Other revenues	6	4	6	2	50%
Total net revenue	498	506	637	(8)	(2)%
Provision for loan losses	36	143	355	(107)	(75)%
Total operating expense	148	179	220	(31)	(17)%
Balance sheet management income	$314	$184	$62	$130	71%
Key Financial Metrics:
Special mention loan delinquencies	$155	$272	$342	$(117)	(43)%
Allowance for loan losses	$404	$453	$481	$(49)	(11)%

*	Percentage not meaningful.
The balance sheet management segment primarily generates revenue through net operating interest income. Net operating interest income is generated from interest earned on available-for-sale and held-to-maturity securities and loans receivable, net of interest paid on wholesale borrowings and on a deposit transfer pricing arrangement with the trading and investing segment. The balance sheet management segment utilizes deposits and customer payables to invest in available-for-sale and held-to-maturity securities, and compensates the trading and investing segment via a market-based transfer pricing arrangement. This compensation is reflected in segment results as operating interest income for the trading and investing segment and operating interest expense for the balance sheet management segment and is eliminated in consolidation.
2014 Compared to 2013
The balance sheet management segment income increased 71% to $314 million for the year ended December 31, 2014 compared to 2013. The increase in balance sheet management income was primarily due to a decrease in provision for loan losses of 75% to $36 million for the year ended December 31, 2014 compared to 2013.
The balance sheet management net operating interest income increased 3% to $455 million for the year ended December 31, 2014 compared to 2013. The increase for the year ended December 31, 2014 was driven by the growth in average balances and increased yields of our securities portfolio, which was partially offset by the decrease in the interest earned on the loan portfolio.
Gains on loans and securities, net decreased 41% to $36 million for the year ended December 31, 2014 compared to 2013. Gains on loans and securities, net for the year ended December 31, 2014 included a $7 million gain on the sale of one- to four-family loans modified as TDRs during the second quarter of 2014, and a $6 million gain recognized on the sale of our remaining $17 million in amortized cost of available-for-sale non-agency CMOs in the first quarter of 2014.
Provision for loan losses decreased 75% to $36 million for the year ended December 31, 2014 compared to 2013. The decrease in provision for loan losses was driven primarily by improving economic conditions, as evidenced by the lower levels of delinquent loans in the one- to four-family and home equity loan portfolios, lower net charge-offs, home price improvement and loan portfolio run-off for the year ended December 31, 2014. The reduction in the provision for loan losses was partly offset by enhancements in our quantitative allowance methodology to include the total probable loss on a subset of identified higher risk home equity lines of credit. These enhancements drove the majority of the provision for loan losses within the home equity portfolio during the year ended December 31, 2014. The timing and magnitude of the provision for loan losses is affected by many factors and we anticipate variability particularly as home equity lines of credit begin converting to amortizing loans.
Total balance sheet management operating expense decreased 17% to $148 million for the year ended December 31, 2014 compared to 2013. The decrease in operating expense for the year ended December 31, 2014 resulted primarily from lower FDIC insurance premiums and reduced servicing expenses due to lower loan balances, partially offset by increased expense related to real estate owned when compared to the same period in 2013.

2013 Compared to 2012
The balance sheet management segment income increased 200% to $184 million for the year ended December 31, 2013 compared to 2012. The increase in balance sheet management income was due primarily to a decrease in provision for loan losses of 60% to $143 million, partially offset by lower gains on loans and securities, net for the year ended December 31, 2013.
Gains on loans and securities, net decreased 70% to $61 million for the year ended December 31, 2013 compared to 2012. The decreases in gains on loans and securities, net for the year ended December 31, 2013, were driven by additional gains recognized in the year ended December 31, 2012 from the sale of available-for-sale securities as a result of our deleveraging initiatives, primarily related to a reduction in wholesale funding obligations.
We recognized $3 million and $17 million of net impairment during the years ended December 31, 2013 and 2012, respectively, on certain securities in the non-agency CMO portfolio due to continued deterioration in the expected credit performance of the underlying loans in those specific securities.
Provision for loan losses decreased 60% to $143 million for the year ended December 31, 2013 compared to 2012. The decrease in provision for loan losses was driven primarily by improving economic conditions, as evidenced by the lower levels of delinquent loans in the one- to four-family and home equity loan portfolios, home price improvement and loan portfolio run-off. The decrease was partially offset by additional provision recorded related to $235 million of balloon loans within the home equity line of credit portfolio at December 31, 2013. We increased our default assumptions and extended the period of management's forecasted loan losses captured within the general allowance to include the total probable loss on the higher risk balloon loans as a result of our evaluation.
Total balance sheet management operating expense decreased 19% to $179 million for the year ended December 31, 2013 compared to 2012. The decrease in operating expense for the year ended December 31, 2013 resulted primarily from lower FDIC insurance premiums, reduced servicing expenses due to lower loan balances and reduced expenses related to REO when compared the 2012.
Corporate/Other
The following table summarizes corporate/other financial information for the year ended December 31, 2014, 2013 and 2012 (dollars in millions):

	Year Ended December 31,			Variance
				2014 vs. 2013
	2014	2013	2012	Amount	%
Total net revenue	$1	$—	$—	$1	*
Compensation and benefits	118	93	82	25	27%
Professional services	51	43	37	8	19%
Occupancy and equipment	15	8	5	7	88%
Communications	2	2	2	—	0%
Depreciation and amortization	17	16	16	1	6%
Facility restructuring and other exit activities	8	28	8	(20)	(71)%
Other operating expenses	20	23	23	(3)	(13)%
Total operating expense	231	213	173	18	8%
Operating loss	(230)	(213)	(173)	(17)	8%
Total other income (expense)	(181)	(110)	(514)	(71)	65%
Corporate/other loss	$(411)	$(323)	$(687)	$(88)	27%

*	Percentage not meaningful.
The corporate/other category includes costs that are centrally-managed, technology related costs incurred to support centrally-managed functions, restructuring and other exit activities, corporate debt and corporate investments.
2014 Compared to 2013
The corporate/other loss before income taxes was $411 million for the year ended December 31, 2014 compared to $323 million in 2013.

The operating loss increased 8% to $230 million for the year ended December 31, 2014 compared to 2013. The increase during the year ended December 31, 2014 was primarily due to increased compensation and benefits, professional services, and occupancy and equipment partially offset by lower facility restructuring and other exit activities. The increase in compensation and benefits for the year ended December 31, 2014 resulted primarily from increased salaries expense driven by higher headcount. Facility restructuring and other exit activities were $8 million for the year ended December 31, 2014 compared to $28 million for 2013. The costs in 2014 were driven by severance costs incurred primarily related to our exit of the market making business, and were partially offset by the $4 million gain on the sale of that business, which was completed on February 10, 2014. The costs in 2013 were driven primarily by severance costs incurred as part of the expense reduction initiatives in the prior periods.
Total other income (expense) primarily consisted of corporate interest expense of $113 million for year ended December 31, 2014, compared to $114 million in 2013. In addition, during the year ended December 31, 2014 we recognized $12 million of losses on early extinguishment of debt as a result of the early extinguishment of $100 million in repurchase agreements, and $59 million of losses on early extinguishment of debt as a result of the redemption of all of the outstanding 6 3/4% Notes and 6% Notes, a total of $940 million in aggregate principal amount.
2013 Compared to 2012
The corporate/other loss before income taxes was $323 million for the year ended December 31, 2013, compared to $687 million in 2012.
The operating loss increased 23% to $213 million for the year ended December 31, 2013 compared to 2012 due primarily to increased facility restructuring and other exit activities expense as a result of costs incurred as part of our expense reduction initiatives, in addition to costs incurred related to our decision to exit the market making business and increased incentive compensation.
Total other income (expense) included corporate interest expense on interest-bearing corporate debt for the years ended December 31, 2013 and 2012. Corporate interest expense decreased 36% to $114 million for the year ended December 31, 2013 compared to 2012 as a result of the refinance of $1.3 billion in higher coupon corporate debt during the fourth quarter of 2012. Corporate interest expense for the year ended December 31, 2013 was partially offset by a gain of $4 million related to an investment in a venture fund which was included in equity in income of investments and other.
In addition, for the year ended December 31, 2012, $257 million in losses on early extinguishment of corporate debt were recorded, as a result of the early extinguishment of all the 12 1/2% Springing Lien Notes and 7 7/8% Notes during 2012. We also had $78 million in losses on early extinguishment of wholesale borrowings as a result of the early extinguishment of approximately $1.1 billion in wholesale borrowings during 2012.

BALANCE SHEET OVERVIEW
The following table sets forth the significant components of the consolidated balance sheet (dollars in millions):

			Variance
	December 31,		2014 vs. 2013
	2014	2013	Amount	%
Assets:
Cash and equivalents	$1,783	$1,838	$(55)	(3)%
Segregated cash	555	1,066	(511)	(48)%
Securities(1)	24,636	23,773	863	4%
Margin receivables	7,675	6,353	1,322	21%
Loans receivable, net	5,979	8,123	(2,144)	(26)%
Investment in FHLB stock	88	61	27	44%
Other(2)	4,814	5,066	(252)	(5)%
Total assets	$45,530	$46,280	$(750)	(2)%
Liabilities and shareholders’ equity:
Deposits	$24,890	$25,971	$(1,081)	(4)%
Wholesale borrowings(3)	4,971	5,822	(851)	(15)%
Customer payables	6,455	6,310	145	2%
Corporate debt	1,366	1,768	(402)	(23)%
Other liabilities	2,473	1,553	920	59%
Total liabilities	40,155	41,424	(1,269)	(3)%
Shareholders’ equity	5,375	4,856	519	11%
Total liabilities and shareholders’ equity	$45,530	$46,280	$(750)	(2)%

(1)	Includes balance sheet line items available-for-sale and held-to-maturity securities.

(2)	Includes balance sheet line items property and equipment, net, goodwill, other intangibles, net and other assets.

(3)	Includes balance sheet line items securities sold under agreements to repurchase and FHLB advances and other borrowings.
Segregated Cash
Segregated cash decreased by 48% to $555 million during the year ended December 31, 2014. The level of cash required to be segregated under federal or other regulations, or segregated cash, is driven largely by customer cash and securities lending balances we hold as a liability in excess of the amount of margin receivables and securities borrowed balances we hold as an asset. The excess represents customer cash that we are required by our regulators to segregate for the exclusive benefit of our brokerage customers.

Securities
Available-for-sale and held-to-maturity securities are summarized as follows (dollars in millions):

			Variance
	December 31,		2014 vs. 2013
	2014	2013	Amount	%
Available-for-sale securities:
Debt securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$11,164	$12,236	$(1,072)	(9)%
Non-agency CMOs	—	14	(14)	(100)%
Total residential mortgage-backed securities	11,164	12,250	(1,086)	(9)%
Other debt securities	1,191	1,342	(151)	(11)%
Total debt securities	12,355	13,592	(1,237)	(9)%
Publicly traded equity securities(1)	33	—	33	*
Total available-for-sale securities	$12,388	$13,592	$(1,204)	(9)%
Held-to-maturity securities:
Agency residential mortgage-backed securities and CMOs	$9,793	$8,359	$1,434	17%
Other debt securities	2,455	1,822	633	35%
Total held-to-maturity securities	$12,248	$10,181	$2,067	20%
Total securities	$24,636	$23,773	$863	4%

*	Percentage not meaningful.

(1)	Publicly traded equity securities consisted of investments in a mutual fund related to the Community Reinvestment Act.
Securities represented 54% and 51% of total assets at December 31, 2014 and 2013, respectively. We classify debt securities as available-for-sale or held-to-maturity based on our investment strategy and management’s assessment of our intent and ability to hold the debt securities until maturity. The decrease in available-for-sale securities during the year ended December 31, 2014 was primarily due to net sales and principal paydowns on agency mortgage-backed securities and CMOs and agency debt securities included in other debt securities. Additionally, we sold our remaining $17 million in amortized cost of available-for-sale non-agency CMOs during the first quarter of 2014 as part of our continued focus to reduce legacy risks. The increase in held-to-maturity securities was a result of the purchase of agency mortgage-backed securities and CMOs and agency debt securities included in other debt securities.
Loans Receivable, Net
Loans receivable, net are summarized as follows (dollars in millions):

			Variance
	December 31,		2014 vs. 2013
	2014	2013	Amount	%
One- to four-family	$3,060	$4,475	$(1,415)	(32)%
Home equity	2,834	3,454	(620)	(18)%
Consumer and other	455	602	(147)	(24)%
Unamortized premiums, net	34	45	(11)	(24)%
Allowance for loan losses	(404)	(453)	49	(11)%
Total loans receivable, net	$5,979	$8,123	$(2,144)	(26)%
Loans receivable, net decreased 26% to $6.0 billion at December 31, 2014 from $8.1 billion at December 31, 2013. We are continuing our strategy of reducing balance sheet risk by allowing the loan portfolio to pay down, which we plan to do for the foreseeable future. Additionally, we sold $0.8 billion of our one- to four-family loans modified as TDRs during the second quarter of 2014. As a result of this transaction, we recorded a charge-off of $42 million related to these one- to four-family loans which drove the majority of the decrease in the allowance for loan losses during the year ended December 31, 2014.

Other Assets
Other assets are summarized as follows (dollars in millions):

			Variance
	December 31,		2014 vs. 2013
	2014	2013	Amount	%
Property and equipment, net	$245	$237	$8	3%
Goodwill	1,792	1,792	—	—%
Other intangibles	194	216	(22)	(10)%
Other assets	2,583	2,821	(238)	(8)%
Total other assets	$4,814	$5,066	$(252)	(5)%
Total other assets decreased 5% to $4.8 billion due primarily to the disposition of held-for-sale assets related to our market making business during the year ended December 31, 2014. At December 31, 2013, held-for-sale assets were reported in the other assets line item on the consolidated balance sheet, which consisted primarily of $105 million of trading securities and $21 million of other intangibles, net. We completed the sale of the market making business on February 10, 2014. See Note 2—Disposition in Item 8. Financial Statements and Supplementary Data for additional information on the market making business.
Deposits
Deposits are summarized as follows (dollars in millions):

			Variance
	December 31,		2014 vs. 2013
	2014	2013	Amount	%
Sweep deposits	$19,119	$19,592	$(473)	(2)%
Complete savings deposits	3,753	4,303	(550)	(13)%
Checking deposits	1,137	1,098	39	4%
Other money market and savings deposits	833	914	(81)	(9)%
Time deposits	48	64	(16)	(25)%
Total deposits	$24,890	$25,971	$(1,081)	(4)%
Deposits represented 62% and 63% of total liabilities at December 31, 2014 and 2013, respectively. At December 31, 2014, 89% of our customer deposits were covered by FDIC insurance. Deposits provide the benefit of lower interest costs compared with wholesale funding alternatives.
The majority of the deposits balance, specifically sweep deposits, is included in brokerage related cash and reported as a customer activity metric of $41.1 billion and $39.7 billion at December 31, 2014 and 2013, respectively. The total brokerage related cash balance is summarized as follows (dollars in millions):

			Variance
	December 31,		2014 vs. 2013
	2014	2013	Amount	%
Deposits	$24,890	$25,971	$(1,081)	(4)%
Less: bank related cash(1)	(5,771)	(6,379)	608	(10)%
Customer payables	6,455	6,310	145	2%
Customer assets held by third parties(2)	15,520	13,783	1,737	13%
Total brokerage related cash(3)	$41,094	$39,685	$1,409	4%

(1)	Bank related cash includes complete savings deposits, checking deposits, other money market and savings deposits and time deposits.

(2)	Customer assets held by third parties are not reflected on our consolidated balance sheet and are not immediately available for liquidity purposes.

(3)	Increases in brokerage related cash generally indicate that the use of our products and services by existing and new brokerage customers is expanding.

As part of our strategy to strengthen our overall financial and franchise position, we focused on improving our capital ratios by reducing risk and deleveraging the balance sheet. Our deleveraging strategy included transferring customer deposits to third party institutions. At December 31, 2014, our customers held $15.5 billion of assets at third party institutions, including third party banks and money market funds. Approximately 72% of these off-balance sheet assets resulted from our deleveraging efforts.  We consider our deleveraging initiatives to be complete and maintain the ability to bring the majority of these customer assets back on the balance sheet with appropriate notification to the third party institutions and customer consent, as appropriate.
Customer assets held by third parties included $4.7 billion and $4.4 billion of customer sweep deposits at both December 31, 2014 and 2013, respectively, in the extended insurance sweep deposit account program ("ESDA") that we have in place for brokerage customers. At December 31, 2014, the ESDA program utilized E*TRADE Bank in combination with five additional third party program banks to allow certain customers the ability to insure at least $1,250,000 of the cash they hold in the ESDA. In addition, customer assets held by third parties at December 31, 2014 and 2013 included $10.8 billion and $9.4 billion, respectively, held in third party money market funds in which our customers can elect to participate.
Wholesale Borrowings
Wholesale borrowings, which consist of securities sold under agreements to repurchase and FHLB advances and other borrowings, are summarized as follows (dollars in millions):

			Variance
	December 31,		2014 vs. 2013
	2014	2013	Amount	%
Securities sold under agreements to repurchase	$3,672	$4,543	$(871)	(19)%
FHLB advances	871	851	20	2%
Total securities sold under agreements to repurchase and FHLB advances	4,543	5,394	(851)	(16)%
Subordinated debentures	428	428	—	0%
Total wholesale borrowings	$4,971	$5,822	$(851)	(15)%
Wholesale borrowings represented 12% and 14% of total liabilities at December 31, 2014 and 2013, respectively. Securities sold under agreements to repurchase and FHLB advances are the primary wholesale funding sources of the Bank. During the year ended December 31, 2014, total wholesale borrowings decreased by $851 million primarily due to the scheduled expiration of $600 million of securities sold under agreements to repurchase during the second quarter of 2014. We also terminated $100 million of securities sold under agreements to repurchase during the first quarter of 2014, which resulted in a $12 million loss on early extinguishment of debt. During 2015, we expect securities sold under agreements to repurchase to decrease by approximately $365 million due to planned decreases in the forecasted issuances of debt.
Corporate Debt
Corporate debt by type is shown as follows (dollars in millions):

	Face Value	Discount	Net
December 31, 2014
Interest-bearing notes:
6 3/8% Notes, due 2019	$800	$(5)	$795
5 3/8% Notes, due 2022	540	(7)	533
Total interest-bearing notes	1,340	(12)	1,328
Non-interest-bearing debt:
0% Convertible debentures, due 2019	38	—	38
Total corporate debt	$1,378	$(12)	$1,366

	Face Value	Discount	Net
December 31, 2013
Interest-bearing notes:
6 3/4% Notes, due 2016	$435	$(4)	$431
6% Notes, due 2017	505	(4)	501
6 3/8% Notes, due 2019	800	(6)	794
Total interest-bearing notes	1,740	(14)	1,726
Non-interest-bearing debt:
0% Convertible debentures, due 2019	42	—	42
Total corporate debt	$1,782	$(14)	$1,768
In November 2014, we issued an aggregate principal amount of $540 million in 5 3/8% Notes, due 2022. The proceeds from the issuance of the new notes and approximately $460 million of existing corporate cash was used to redeem all of the outstanding 6 3/4% Notes and 6% Notes, a total of $940 million in aggregate principal amount. This resulted in $59 million in losses on early extinguishment of debt for the year ended December 31, 2014; however, the transaction reduced our total corporate debt and extended the maturity profile, with no corporate debt maturing until 2019. Further reducing corporate debt to $1 billion remains a priority for us.
Also in November 2014, we entered into a $200 million senior secured revolving credit facility that expires in November 2017. We have the ability to borrow against the credit facility for working capital and general corporate purposes. At December 31, 2014, there was no outstanding balance under this credit facility.
Other Liabilities
Other liabilities increased $0.9 billion to $2.5 billion due primarily to an increase of $0.6 billion in deposits received for securities loaned during the year ended December 31, 2014.
Shareholders’ Equity
The activity in shareholders’ equity during the year ended December 31, 2014 is summarized as follows (dollars in millions):

	Common Stock / Additional Paid-In Capital	Accumulated Deficit / Other Comprehensive Loss	Total
Beginning balance, December 31, 2013	$7,331	$(2,475)	$4,856
Net income	—	293	293
Net change from available-for-sale securities	—	167	167
Net change from cash flow hedging instruments	—	37	37
Other(1)	22	—	22
Ending balance, December 31, 2014	$7,353	$(1,978)	$5,375

(1)	Other includes employee share-based compensation and conversions of convertible debentures.
LIQUIDITY AND CAPITAL RESOURCES
We have established liquidity and capital policies to support the successful execution of our business strategies, while ensuring ongoing and sufficient liquidity through the business cycle. We believe liquidity is of critical importance to the Company and especially important within E*TRADE Bank and our broker-dealer subsidiaries. The objective of our policies is to ensure that we can meet our corporate, banking and broker-dealer liquidity needs under both normal operating conditions and under periods of stress in the financial markets.
Our corporate liquidity needs are primarily driven by the amount of principal and interest due on our corporate debt as well as any capital needs at E*TRADE Bank. Our banking and brokerage liquidity needs are driven primarily by the level and volatility of our customer activity. Management maintains a set of liquidity sources and monitors certain business trends and market metrics closely in an effort to ensure we have sufficient liquidity and to avoid dependence on other more expensive sources of funding.

Management believes the following sources of liquidity are of critical importance in maintaining ample funding for liquidity needs: corporate cash, bank cash, deposits, securities lending, customer payables and unused FHLB borrowing capacity. In addition, during the fourth quarter of 2014 we obtained a $200 million senior secured revolving credit facility for the parent company. This senior secured revolving credit facility enhances the ability to meet liquidity needs at the parent company and there was no outstanding balance under this credit facility at December 31, 2014. E*TRADE Clearing LLC also maintains uncommitted lines of credit with unaffiliated banks to finance margin lending, with available balances subject to approval when utilized.
Management believes that within deposits, sweep deposits are of particular importance as they are the most stable source of liquidity for E*TRADE Bank when compared to non-sweep deposits. While in recent periods we have transferred customer sweep deposits to third party banks that participate in our ESDA program, we maintain the ability to bring the majority of these off-balance sheet deposits back to E*TRADE Bank with appropriate notification to the third party program banks and customer consent, as appropriate. In addition, certain customer payables and sweep deposits were transferred to third party money market funds. At December 31, 2014, we had $4.7 billion and $10.8 billion of customer deposits at third party banks and third party money market funds, respectively. We continually assess our liquidity position with respect to our ESDA program with the third party banks, and maintain additional sources of liquidity outside of deposits through other programs that are available to us. Refer to Other Sources of Liquidity within this section for additional information on those programs.
Capital is generated primarily through the business operations of the trading and investing and balance sheet management segments, which at December 31, 2014 were primarily contained within E*TRADE Bank; therefore, a key indicator of the capital generated or used in our business operations was the level of regulatory capital in E*TRADE Bank. At December 31, 2014, E*TRADE Bank’s Tier 1 leverage ratio was 10.6%, an increase from 9.5% at December 31, 2013. We have been focused on improving the Tier 1 leverage ratio at E*TRADE Bank through continued earnings and deleveraging the balance sheet by a reduction in wholesale borrowings, deposits and customer payables. While we may take some tactical actions in future periods, we consider our deleveraging initiatives to be complete within E*TRADE Bank. We are now focused on continuing to generate capital through earnings.
We submitted an initial capital plan to the OCC and Federal Reserve in 2012 and subsequently updated the plan in 2013 and 2014. The plan includes our five-year business strategy; forecasts of our business results and capital ratios; capital distribution plans in current and adverse operating conditions; and internally developed stress tests. We believe we have made important progress since we laid out our capital plan, as evidenced by the $475 million in dividends that our regulators approved from E*TRADE Bank, including $300 million during the year ended December 31, 2014 and $175 million during 2013.
We are focused on reducing risk, utilizing excess capital created through earnings and by achieving lower capital requirements at E*TRADE Bank, while continuing to enhance our enterprise risk management culture and capabilities. In line with our capital plan, we recently received regulatory approval to operate E*TRADE Bank at a 9.0% Tier 1 leverage ratio. We also received regulatory approval to move our broker-dealers, E*TRADE Securities LLC and E*TRADE Clearing LLC out from under E*TRADE Bank. E*TRADE Securities LLC was moved from under E*TRADE Bank in February 2015 and subsequently paid a dividend of $434 million to the parent company. The revised organizational structure provides increased capital flexibility as it enables us to dividend excess regulatory capital at our broker-dealers to the parent company. In addition, starting in the second quarter of 2015, we plan to request regulatory approval to issue a dividend each quarter in the amount of E*TRADE Bank's net income from the previous quarter.
Consolidated Cash and Equivalents
The consolidated cash and equivalents balance decreased by $55 million to $1.8 billion at December 31, 2014 when compared to December 31, 2013. The majority of this balance was cash held in regulated subsidiaries, primarily the Bank, outlined as follows (dollars in millions):

	December 31,
	2014	2013	2012
Corporate cash	$233	$415	$408
Bank cash(1)	1,523	1,402	2,320
International brokerage and other cash	27	21	34
Total consolidated cash and equivalents	$1,783	$1,838	$2,762

(1)
Bank cash included $764 million, $507 million and $315 million of cash at December 31, 2014, 2013 and 2012, respectively, held by E*TRADE Clearing LLC and E*TRADE Securities LLC, which were broker-dealer subsidiaries of E*TRADE Bank as of December 31, 2014.

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
Corporate cash ended 2014 at $233 million, down from $415 million at December 31, 2013. During the fourth quarter of 2014, approximately $460 million of corporate cash along with the proceeds from the issuance of $540 million of corporate debt was used to redeem $940 million in aggregate principal amount of our higher cost corporate debt. This transaction resulted in a decrease in our annual debt service costs of approximately $30 million and extended the maturity profile of our corporate debt, with no debt maturing until 2019. Corporate cash for the year also included $76 million in cash proceeds from the sale of the market making business in the first quarter of 2014 and the $300 million in dividends from E*TRADE Bank to the parent company during the year ended December 31, 2014.
We target corporate cash to cover at least two times our scheduled annual corporate debt service payments and scheduled maturities over the next 12 months. As such, our target is approximately $160 million, or two times our annual debt service. Currently we do not have any corporate debt with scheduled maturities in the next 12 months. With the moving of the broker-dealers out from under E*TRADE Bank, and assuming we receive regulatory approval for ongoing dividends from E*TRADE Bank, we believe that we will be able to maintain our target corporate cash balance. E*TRADE Securities LLC was moved from under E*TRADE Bank in February 2015 and subsequently paid a dividend of $434 million to the parent company, which increased corporate cash. As previously discussed, we utilized corporate cash during the fourth quarter of 2014 to pay down corporate debt to $1.4 billion. Reducing corporate debt to $1 billion remains a priority for us, and we believe we are in a position to reduce our debt in the near term by approximately $340 million, subject to market conditions.
We have the ability to borrow against the senior secured revolving credit facility for working capital and general corporate purposes. The credit facility contains certain maintenance covenants, including the requirement for the parent company to maintain unrestricted cash of $100 million. At December 31, 2014, there was no outstanding balance under this credit facility. Additionally, the parent company had $336 million in net deferred tax assets, which will ultimately become sources of corporate cash as the parent company’s subsidiaries reimburse the parent company for the use of its deferred tax assets.
Liquidity Available from Subsidiaries
Liquidity available to us from our subsidiaries is limited by regulatory requirements. In addition, neither E*TRADE Bank nor its subsidiaries (including E*TRADE Clearing LLC) may pay dividends to the parent company without approval from regulators. Loans by E*TRADE Bank to the parent company and its other non-bank subsidiaries are subject to various quantitative, arm’s length, collateralization and other requirements.
E*TRADE Bank is subject to capital requirements determined by its primary regulators. At December 31, 2014 and 2013, E*TRADE Bank had $2.4 billion and $1.9 billion, respectively, of capital in excess of the amount needed to meet the regulatory minimum Tier 1 leverage ratio required to be considered "well capitalized."
Our broker-dealer subsidiaries are subject to capital requirements determined by their respective regulators. At December 31, 2014 and 2013, all of our brokerage subsidiaries met their minimum net capital requirements. Our broker-dealer subsidiaries had excess net capital of $1.1 billion at December 31, 2014, an increase of $229 million from $873 million at December 31, 2013. The excess net capital of the broker-dealer subsidiaries at December 31, 2014 included $625 million and $459 million of excess net capital at E*TRADE Clearing LLC and E*TRADE Securities LLC, respectively, which were subsidiaries of E*TRADE Bank and these amounts were also included in the excess capital of E*TRADE Bank. E*TRADE Securities LLC was moved from under E*TRADE Bank in February 2015 and subsequently paid a dividend to the parent company which reduced E*TRADE Securities LLC's excess capital by $434 million.
Financial Regulatory Reform Legislation and Basel III Framework
The Dodd-Frank Act requires all companies, including savings and loan holding companies, that directly or indirectly control an insured depository institution to serve as a source of strength for the institution. The implementation of capital requirements applicable to the parent company for Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital ratios will impact us as the parent company was not previously subject to regulatory capital requirements. These requirements became effective for us on January 1, 2015, subject to a phase-in period for certain requirements over several years, as further explained below. We are currently in compliance with the Basel III capital requirements now applicable to us and we have no plans to raise additional capital as a result of these new requirements.
The Tier 1 leverage, Tier 1 risk-based capital, total risk-based capital and Tier 1 common ratios disclosed below were calculated under Basel I and are non-GAAP measures as the parent company was not held to the Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital regulatory capital requirements. Additionally, prior to the imposition of Basel III, we had monitored our Tier 1 common ratio, also a non-GAAP measure, which is defined as Tier 1 capital, less elements of Tier 1 capital that are not in the form of common equity, such as trust preferred securities, divided by total risk-weighted assets. The Tier 1 leverage, Tier 1 risk-based capital, total risk-based capital and Tier 1 common ratios are calculated as follows (dollars in millions):

	December 31,
	2014	2013	2012
Shareholders’ equity	$5,375	$4,856	$4,904
Deduct:
Losses in other comprehensive income on available-for-sale debt securities and cash flow hedges, net of tax	(255)	(459)	(315)
Goodwill and other intangible assets, net of deferred tax liabilities	1,592	1,654	1,899
Disallowed servicing assets and deferred tax assets	1,008	1,185	1,279
Tier 1 common	3,030	2,476	2,041
Add:
Qualifying restricted core capital elements (trust preferred securities)(1)	433	433	433
Tier 1 capital	3,463	2,909	2,474
Add:
Allowable allowance for loan losses	223	228	252
Total capital	$3,686	$3,137	$2,726
Total average assets	$45,445	$46,038	$48,152
Deduct:
Goodwill and other intangible assets, net of deferred tax liabilities	1,592	1,654	1,899
Disallowed servicing assets and deferred tax assets	1,008	1,185	1,279
Average total assets for leverage capital purposes	$42,845	$43,199	$44,974

Total risk-weighted assets(2)	$17,683	$17,992	$19,850

Tier 1 leverage ratio (Tier 1 capital / Average total assets for leverage capital purposes)	8.1%	6.7%	5.5%
Tier 1 capital / Total risk-weighted assets	19.6%	16.2%	12.5%
Total capital / Total risk-weighted assets	20.8%	17.4%	13.7%
Tier 1 common ratio (Tier 1 common / Total risk-weighted assets)	17.1%	13.8%	10.3%

(1)
The Company included 100% of its trust preferred securities in E*TRADE Financial's Tier 1 capital, as the final ruling issued in July 2013 by the regulatory agencies has the phase-out of trust preferred securities beginning January 1, 2015 for the Company.

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

At December 31, 2014, our Tier 1 leverage ratio was 8.1% compared to the minimum ratio required to be "well capitalized" of 5%, the Tier 1 risk-based capital ratio was 19.6% compared to the minimum ratio required to be "well capitalized" of 6%, and the total risk-based capital ratio was 20.8% compared to the minimum ratio required to be "well capitalized" of 10%. Our Tier 1 common ratio was 17.1% at December 31, 2014.
In July 2013, the U.S. Federal banking agencies finalized a rule to implement Basel III in the U.S., which provides the framework for the calculation of a banking organization’s regulatory capital and risk-weighted assets. The Basel III rule establishes Common Equity Tier 1 capital as a new tier of capital, raises the minimum thresholds for required capital, increases minimum required risk-based capital ratios, narrows the eligibility criteria for regulatory capital instruments, provides for new regulatory capital deductions and adjustments, and modifies methods for calculating risk-weighted assets (the denominator of risk-based capital ratios) by, among other things, strengthening counterparty credit risk capital requirements. The Basel III final rule also introduces a capital conservation buffer that limits a banking organization’s ability to make capital distributions and discretionary bonus payments to executive officers if a banking organization fails to maintain a Common Equity Tier 1 capital conservation buffer of more than 2.5%, on a fully phased-in basis, of total risk-weighted assets above each of the following minimum risk-based capital ratio requirements: Common Equity Tier 1 (4.5%), Tier 1 (6.0%), and total risk-based capital (8.0%). This requirement will begin to take effect on January 1, 2016, and will be fully phased in by 2019.
The rule became effective on January 1, 2014, for certain large banking organizations, and January 1, 2015, for most other U.S. banking organizations, including the Company and E*TRADE Bank. The fully phased-in Basel III capital standards will become effective January 1, 2019 for the Company and E*TRADE Bank. We expect to remain compliant with the Basel III framework as it is phased in.
Several elements of the final rule are likely to have a meaningful impact to us. Margin receivables will qualify for 0% risk-weighting and we believe we will be able to include a larger portion of our deferred tax assets in regulatory capital, both having a favorable impact on our current capital ratios. A portion of this benefit will be offset as we phase out trust preferred securities from the parent company's capital. In addition, the final rule gives the option for a one-time permanent election for the inclusion or exclusion in the calculation of Common Equity Tier 1 capital of unrealized gains (losses) on all available-for-sale debt securities; we currently intend to elect to exclude unrealized gains (losses).
On September 9, 2014, U.S. Federal banking agencies issued an inter-agency final rule that implements a quantitative LCR that is generally consistent with, and in some respects stricter than, the international LCR standard established by the BCBS. The purpose of the LCR is to require certain financial institutions to hold minimum amounts of high-quality, liquid assets against projected net cash outflows over a 30-day period of stressed conditions. While the LCR does not apply to companies with less than $50 billion in assets, including the Company, we believe we would be compliant with the LCR standards set out in the final rule, as they apply to larger institutions.
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
Under the OCC stress test regulations, E*TRADE Bank is required to conduct stress-testing using the prescribed stress-testing methodologies. The final OCC regulations required E*TRADE Bank to conduct its first stress test using financial statement data as of September 30, 2013, and submit the results prior to March 31, 2014. E*TRADE Bank submitted the results of its first stress test prior to March 31, 2014, as required. For banking organizations with total consolidated assets of more than $10 billion but less than $50 billion, the results of the first official test will not be public information. As E*TRADE Bank had total consolidated assets of less than $50 billion at the relevant time, the results of its first official stress test will not be made public. E*TRADE Bank will be required to publish summary results of its annual stress test between June 15 and June 30 each year, beginning with its second annual stress test in 2015.
The OCC analyzes and provides feedback on the quality of E*TRADE Bank's stress test process and results. In the second quarter of 2014 we received feedback from the OCC on our first official stress test submission that we remained well above the regulatory well-capitalized levels for all scenarios. We were satisfied with the feedback around our stress testing process, approach and methodologies. E*TRADE Bank will be required to publish summary results of its annual stress test between June 15 and June 30 each year, beginning with its second annual stress test in 2015.
Under the final Federal Reserve regulations, the parent company will be required to conduct its first stress test using financial statement data as of September 30, 2016, and it will be required to report the results of its first stress test to the Federal Reserve on or before March 31, 2017, and to disclose a summary of its first stress test results between June 15 and June 30, 2017.
Other Sources of Liquidity
We rely on borrowed funds, from sources such as securities sold under agreements to repurchase and FHLB advances, to provide liquidity for E*TRADE Bank. Our ability to borrow these funds is dependent upon the continued availability of funding in the wholesale borrowings market. In addition, we can borrow from the Federal Reserve Bank’s discount window to meet short-term liquidity requirements, although it is not viewed as a primary source of funding. At December 31, 2014, E*TRADE Bank had approximately $2.8 billion and $1.0 billion in additional collateralized borrowing capacity with the FHLB and the Federal Reserve Bank, respectively. We also have the ability to generate liquidity in the form of additional deposits by raising the yield on our customer deposit products.
While E*TRADE Clearing LLC also maintains uncommitted lines of credit with unaffiliated banks to finance margin lending, with available balances subject to approval when utilized, there were no outstanding balances at December 31, 2014.

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
Contractual Obligations and Commitments
The following table summarizes our contractual obligations at December 31, 2014 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (dollars in millions):

	Payments Due by Period
	Less Than 1 Year	1-3 Years	3-5 Years	Thereafter	Other (7)	Total
Securities sold under agreements to repurchase(1)	$3,027	$655	$—	$—	$—	$3,682
FHLB advances and other borrowings(1)(2)	286	679	25	619	—	1,609
Corporate debt(3)	80	160	954	661	—	1,855
Uncertain tax positions	2	12	2	—	314	330
Certificates of deposit and brokered certificates of deposit(1)(4)	33	11	4	—	—	48
Leases(5)	26	50	42	46	—	164
Purchase obligations(6)	82	8	—	—	—	90
Total contractual obligations	$3,536	$1,575	$1,027	$1,326	$314	$7,778

(1)
Includes annual interest based on the contractual features of each transaction, using market rates at December 31, 2014. Interest rates are assumed to remain at current levels over the life of all adjustable rate instruments.

(2)	For subordinated debentures included in other borrowings, does not assume early redemption under current conversion provisions.

(3)	Includes annual interest payments. Does not assume conversion for the non-interest bearing convertible debentures due 2019.

(4)	Does not include sweep deposits, complete savings deposits, other money market and savings deposits or checking deposits as there are no stated maturity dates and /or scheduled contractual payments.

(5)	Includes future minimum lease payments, net of sublease proceeds under sale-leaseback transaction and operating leases with initial or remaining terms in excess of one year.

(6)
Includes material purchase obligations for goods and services covered by non-cancelable contracts and contracts with termination clauses. Includes contracts through the termination date, even if the contract is renewable.

(7)
Represents uncertain tax positions that we are unable to make a reasonably reliable estimate of the timing of cash payments in individual years or where a net operating loss carryforward could be used to offset the liability.

At December 31, 2014, the Company had $169 million of unused lines of credit available to customers under home equity lines of credit. The Company also had $40 million in commitments to fund small business investment companies, community development financial institutions, affordable housing tax credit partnerships and other limited partnerships at December 31, 2014. Additional information related to commitments and contingent liabilities is detailed in Note 21—Commitments, Contingencies and Other Regulatory Matters of Item 8. Financial Statements and Supplementary Data.
RISK MANAGEMENT
As a financial services company, our business exposes us to certain risks. The identification, mitigation and management of existing and potential risks are keys to effective enterprise risk management. There are certain risks that are inherent to our business (e.g. execution of transactions) whereas other risks will present themselves through the conduct of that business. We seek to monitor and manage our significant risk exposures through a set of board approved limits as well as Key Risk Indicators ("KRIs") or metrics. We have in place a governance framework that regularly reports metrics, major risks and exposures to senior management and the Board of Directors. Throughout 2014, we enhanced our risk management culture and capabilities, and we will strive to make continued enhancements in 2015. As of June 1, 2014, our risk management framework became required to satisfy the risk committee requirement for publicly traded bank holding companies with total consolidated assets of greater than $10 billion and less than $50 billion, contained in the Federal Reserve’s enhanced prudential standards for bank holding companies and foreign banking organizations. Our framework, as described below, is in compliance with all applicable requirements.
We have a Board-approved Risk Appetite Statement ("RAS") which we disseminate to employees. The RAS specifies the significant risks we are exposed to and our tolerance of those risks. As described in the RAS, our business exposes us to the following eight major categories of risk:

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

•	Liquidity Risk—the potential inability to meet contractual and contingent financial obligations either on- or off-balance sheet, as they come due.

•	Market Risk—the risk that asset values or income streams will be adversely affected by changes in market conditions.

•	Operational Risk—the risk of loss due to failure of people, processes and systems, or damage to physical assets caused by unexpected events.

•	Strategic Risk—sometimes called business risk, is the risk of loss of market size, market share or margin in any business.

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

We have identified several other risks that could impact our business, financial condition, results of operations or cash flows in future periods. See Part I—Item 1A. Risk Factors.
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
The Risk Oversight Committee, which consists of independent members of the Board of Directors, reviews, challenges and approves the RAS and risk policies each year, receives regular reports on the status of certain limits and KRIs as well as discusses certain key risks. In addition to this Board-level committee, various management risk committees throughout the Company aid in the identification, measurement and management of risks, including:

•
Asset Liability Committee—the Asset Liability Committee ("ALCO") has primary responsibility for monitoring of market, interest rate and liquidity risk, and recommends related risk limits to be approved by the Enterprise Risk Management Committee ("ERMC").

•	Credit Committee—the Credit Committee has responsibility for monitoring credit risks and approving risk limits or recommending risk limits to be approved by the ERMC.

•
Enterprise Risk Management Committee—the ERMC is the senior-most risk management committee and has primary responsibility for approving risk limits and monitoring the Company’s risk management activities. The ERMC also resolves issues escalated by the other risk management committees and in certain instances approves exceptions to risk policies.

•
Investment Policy Committee—the Investment Policy Committee has responsibility for reviewing, challenging and approving investments recommended for investment advisory products and incidental advice services and investment guidance, including reviewing, challenging and approving capital market assumptions and other underlying assumptions relating to financial tools and calculators.

•
Model Risk Management Committee—the Model Risk Management Committee has responsibility for reviewing and challenging models used across the Company, the assumptions and scenarios that are provided to generate model results, and model performance.

•
New Products Review Committee—the New Products Review Committee has responsibility for assessing and approving the business, risk, regulatory and compliance perspectives of new products to be offered to customers and prospective customers.

•
Operational Risk and Control Committee—the Operational Risk and Control Committee ("ORCC") has responsibility for the oversight and management of the operational risks in all business lines, legal entities, and departments, including the development and reporting of key operational risk metrics. The ORCC has oversight of operational risk management in the existing enterprise risk categories, including: transactions execution risk, cybersecurity and other security risks, legal and regulatory risks, systems and information technology risks, and employment risks.

•
Order Routing and Best Execution Committee—the Order Routing and Best Execution Committee ("ORBEC") has responsibility for evaluating the Company’s execution statistics and order-routing determinations for stock and listed options and determining how, if at all, the Company will alter its order-routing methodology to improve execution quality. The ORBEC also reviews order flow rates and payments received from G1 Execution Services, LLC and other unaffiliated market centers for comparable order flow directed to them.

•
Vendor Management Committee—the Vendor Management Committee has responsibility for the oversight of the effectiveness of the Third Party Oversight process, including reviewing the processes for the identification, measurement, management, mitigation and reporting of operational risks.

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
Loss Mitigation on the Loan Portfolio
Our credit risk operations team focuses on the mitigation of potential losses in the loan portfolio. Through a variety of strategies, including voluntary line closures, automatically freezing lines on all delinquent accounts, and freezing lines on loans with materially reduced home equity, we reduced our exposure to open home equity lines from a high of over $7 billion in 2007 to $169 million at December 31, 2014.
We have loan modification programs that focus on the mitigation of potential losses in the one- to four- family and home equity mortgage loan portfolio. We currently do not have any active loan modification program for consumer and other loans. During the years ended December 31, 2014 and 2013, we modified $20 million and $80 million, respectively, of one- to four-family loans and $15 million and $18 million, respectively, of home equity loans, in which the modification was considered a TDR. In order to significantly reduce risk on the legacy loan portfolio, we sold $0.8 billion of our one- to four-family loans modified as TDRs during the second quarter of 2014.
We also process minor modifications on a number of loans through traditional collections actions taken in the normal course of servicing delinquent accounts. Minor modifications resulting in an insignificant delay in the timing of payments are not considered economic concessions and therefore are not classified as TDRs. At December 31, 2014 and 2013, we had $25 million and $32 million, respectively, of mortgage loans with a minor modification that was not considered a TDR. Approximately 5% and 7% of these loans were classified as nonperforming at December 31, 2014 and 2013, respectively.
To reduce vendor operational and regulatory risk, we have an initiative to assess our servicing relationships and, where appropriate, consolidate loan servicing or transfer certain mortgage loans to servicers that specialize in managing troubled assets. During the year ended December 31, 2014, we completed servicer transfers of $962 million of mortgage loans as a result of this initiative. At December 31, 2014, $2.8 billion gross unpaid principal balance of our mortgage loans were held at servicers that specialize in managing troubled assets. We believe this initiative has improved and will continue to improve the credit performance in future periods of the loans transferred compared to the expected credit performance of these same loans if they had not been transferred.
We continue to review the mortgage loan portfolio in order to identify loans to be repurchased by the originator. Our review is primarily focused on identifying loans with violations of transaction representations and warranties or material misrepresentation on the part of the seller. Any loans identified with these deficiencies are submitted to the original seller for repurchase. During the years ended December 31, 2014 and 2013, we agreed to settlements with third-party mortgage originators specific to loans sold to us by those originators. One-time payments were agreed upon to satisfy in full all pending and future requests with those specific originators. We applied the full amount of payments of $11 million and $13 million for the years ended December 31, 2014 and 2013, respectively, as recoveries to the allowance for loan losses, resulting in a corresponding reduction to net charge-offs as well as our provision for loan losses. Approximately $24 million of loans were repurchased by or settled with the original sellers during the year ended December 31, 2014, for a total of $457 million of loans that were repurchased, including global settlements, since we actively started reviewing our purchased loan portfolio beginning in 2008. While we may continue to pursue loans to be repurchased by or settled with the original sellers, we consider this effort to be substantially complete.
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
Market Risk Management
Market risks are monitored through the ALCO. These risks include holding positions associated with reduced spreads in securities pricing. See Item 7A. Quantitative and Qualitative Disclosures about Market Risk for additional information about our market risks.
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
Strategic Risk Management
Strategic risks are reviewed, challenged and monitored by various risk committees, the ERMC and Board committees. These risks include potential loss of customers or adverse changes in customer mix in the brokerage business, including trading activity as well as income from related businesses, including securities lending and margin lending; turmoil in the global financial markets which could reduce trade volumes and margin borrowing and increase our dependence on our more active customers who receive lower pricing; and new entrants into the discount brokerage market which could put pressure on margins and thus reduce revenues.

Reputational Risk Management
Reputational risks are reviewed, challenged and monitored by various risk committees and the ERMC. We recognize that reputational risk can manifest itself in all areas of our business often in conjunction with other risk types. We acknowledge that there is particular reputational risk from many factors including, but not limited to:

•	deterioration in the loan portfolios;

•	impact of investigations and lawsuits;

•	failure of controls supporting the accuracy of financial reports and disclosures;

•	failure of third party vendors to adequately meet their responsibilities;

•	risk of business disruption and system failures;

•	risk of security breaches and identity theft; and

•	risk of public regulatory findings.
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
CONCENTRATIONS OF CREDIT RISK
Loans
One- to four-family loans include interest-only loans for a five to ten year period, followed by an amortizing period ranging from 20 to 25 years. At December 31, 2014, 42% of our one- to four-family portfolio were not yet amortizing. However, during the year ended December 31, 2014, based on the unpaid principal balance before charge-offs, approximately 15% of these borrowers made voluntary annual principal payments of at least $2,500 and slightly over a third of those borrowers made voluntary annual principal payments of at least $10,000.
The home equity loan portfolio is primarily second lien loans on residential real estate properties, which have a higher level of credit risk than first lien mortgage loans. Approximately 15% of the home equity loan portfolio was in the first lien position and we held both the first and second lien positions in less than 1% of the home equity loan portfolio at December 31, 2014. The home equity loan portfolio consisted of approximately 19% of home equity installment loans and approximately 81% of home equity lines of credit at December 31, 2014.
Home equity installment loans are primarily fixed rate and fixed term, fully amortizing loans that do not offer the option of an interest-only payment. The majority of home equity lines of credit convert to amortizing loans at the end of the draw period, which typically ranges from five to ten years. Approximately 7% of this portfolio will require the borrowers to repay the loan in full at the end of the draw period, commonly referred to as "balloon loans." At December 31, 2014, 85% of the home equity line of credit portfolio had not converted from the interest-only draw period and had not begun amortizing. However, during the year ended December 31, 2014, approximately 40% of the borrowers of our not yet converted home equity line of credit loans made annual principal payments of at least $500 on their home equity lines of credit and slightly under half of those borrowers reduced their principal balance by at least $2,500.
The following table outlines when one- to four-family and home equity lines of credit convert to amortizing by percentage of the one- to four-family and home equity line of credit portfolios, respectively, at December 31, 2014:

Period of Conversion to Amortizing Loan	% of One- to Four-Family Portfolio	% of Home Equity Line of Credit Portfolio
Already amortizing	58%	15%
Year ending December 31, 2015	5%	27%
Year ending December 31, 2016	16%	44%
Year ending December 31, 2017 or later	21%	14%
We track and review factors to predict and monitor credit risk in the mortgage loan portfolio on an ongoing basis. These factors include: loan type, estimated current LTV/CLTV ratios, delinquency history, documentation type, borrowers’ current credit scores, housing prices, loan vintage and geographic location of the property. In economic conditions in which housing prices generally appreciate, we believe that loan type, LTV/CLTV ratios and credit scores are the key factors in determining future loan performance. In a housing market with declining home prices and less credit available for refinance, we believe the LTV/CLTV ratio becomes a more important factor in predicting and monitoring credit risk. Credit scores and LTV/CLTV are updated on at least a quarterly basis. For the consumer and other loan portfolio, we track and review delinquency status to predict and monitor credit risk on at least a quarterly basis.
The following tables show the distribution of the mortgage loan portfolios by credit risk factor (dollars in millions):

	One- to Four-Family		Home Equity
	December 31,		December 31,
Current LTV/CLTV(1)	2014	2013	2014	2013
<=80%	$1,757	$1,912	$1,081	$1,142
80%-100%	807	1,365	755	866
100%-120%	311	711	557	736
>120%	185	487	441	710
Total mortgage loans receivable	$3,060	$4,475	$2,834	$3,454
Average estimated current LTV/CLTV (2)	79%	90%	92%	98%
Average LTV/CLTV at loan origination (3)	71%	72%	80%	80%

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

(3)	Average LTV/CLTV at loan origination calculations are based on LTV/CLTV at time of purchase for one- to four-family purchased loans and undrawn balances for home equity loans.

	One- to Four-Family		Home Equity
	December 31,		December 31,
Current FICO (1)	2014	2013	2014	2013
>=720	$1,734	$2,252	$1,487	$1,811
719 - 700	296	436	292	343
699 - 680	260	366	238	293
679 - 660	197	296	203	245
659 - 620	237	404	258	310
<620	336	721	356	452
Total mortgage loans receivable	$3,060	$4,475	$2,834	$3,454

(1)
FICO scores are updated on a quarterly basis; however, at December 31, 2014 and 2013, there were some loans for which the updated FICO scores were not available. The current FICO distribution at December 31, 2014 included the most recent FICO scores where available, otherwise the original FICO score was used, for approximately $49 million and $4 million of one- to four-family and home equity loans, respectively. The current FICO distribution at December 31, 2013 included original FICO scores for approximately $95 million and $10 million of one- to four-family and home equity loans, respectively.

Approximately 47% and 46% of our mortgage loans receivable were full documentation loans at December 31, 2014 and 2013, respectively, with the remaining being low or no documentation. The average age of our mortgage loans receivable was 8.9 years and 7.9 years at December 31, 2014 and 2013, respectively.
Approximately 38% and 40% of our mortgage loans receivable were concentrated in California at December 31, 2014 and 2013, respectively. No other state had concentrations of mortgage loans that represented 10% or more of our mortgage loans receivable at December 31, 2014 and 2013.
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
The following table presents the allowance for loan losses by loan portfolio (dollars in millions):

	One- to Four-Family		Home Equity		Consumer and Other		Total
	December 31,		December 31,		December 31,		December 31,
	2014	2013	2014	2013	2014	2013	2014	2013
General reserve:
Quantitative component	$11	$34	$281	$212	$9	$21	$301	$267
Qualitative component	7	8	29	50	1	4	37	62
Specific valuation allowance	9	60	57	64	—	—	66	124
Total allowance for loan losses	$27	$102	$367	$326	$10	$25	$404	$453
Allowance as a % of loans receivable(1)	0.9%	2.3%	12.9%	9.4%	2.1%	4.1%	6.3%	5.3%

(1)	Allowance as a percentage of loans receivable is calculated based on the gross loans receivable for each respective category.
The one- to four-family allowance for loan losses decreased 74% to $27 million at December 31, 2014 from $102 million at December 31, 2013. This decline was primarily a result of the sale of $0.8 billion of our one- to four-family loans modified as TDRs during the second quarter of 2014. As a result of this transaction, we recorded a charge-off of $42 million related to these one- to four-family loans which had been previously recorded as part of the specific valuation allowance. This charge-off and improving economic conditions, as evidenced by the lower levels of delinquent loans, home price improvement and loan portfolio run-off, drove the majority of the decrease in the allowance for loan losses during the year ended December 31, 2014.
The home equity allowance for loan losses increased 13% to $367 million at December 31, 2014 from $326 million at December 31, 2013, inclusive of the migration of certain estimated losses previously captured in the qualitative component into the quantitative component. During 2014, we enhanced our quantitative allowance methodology to identify higher risk home equity lines of credit and extend the period of management’s forecasted loan losses captured within the general allowance to include the total probable loss on a subset of these higher risk loans. These enhancements drove the migration of estimated losses previously captured on these loans from the qualitative component to the quantitative component of the general allowance, and drove the majority of the provision for loan losses within the home equity portfolio during the year ended December 31, 2014.

Troubled Debt Restructurings
TDRs include two categories of loans: (1) loan modifications completed under our loss mitigation programs in which economic concessions were granted to borrowers experiencing financial difficulty, and (2) loans that have been charged-off based on the estimated current value of the underlying property less estimated selling costs due to bankruptcy notification even if the loan has not been modified under the Company’s programs. The following table shows total TDRs by category at December 31, 2014 and 2013 (dollars in millions):

	Loans Modified as TDRs(1)	Bankruptcy Loans	Total TDRs
December 31, 2014
One- to four-family	$185	$131	$316
Home equity	169	48	217
Total	$354	$179	$533
December 31, 2013
One- to four-family	$1,036	$136	$1,172
Home equity	188	53	241
Total	$1,224	$189	$1,413

(1)	Includes loans modified as TDRs that also had received a bankruptcy notification of $42 million and $252 million at December 31, 2014 and 2013, respectively.
Total TDRs decreased $0.9 billion during the year ended December 31, 2014 primarily due to the sale of $0.8 billion of our one- to four- family loans modified as TDRs during the second quarter of 2014. See the Allowance for Loan Losses section above for additional information on this transaction.
The following table shows total TDRs by delinquency category at December 31, 2014 and 2013 (dollars in millions):

	TDRs Current	TDRs 30-89 Days Delinquent	TDRs 90-179 Days Delinquent	TDRs 180+ Days Delinquent	Total Recorded Investment in TDRs
December 31, 2014
One- to four-family	$232	$24	$12	$48	$316
Home equity	178	14	6	19	217
Total	$410	$38	$18	$67	$533
December 31, 2013
One- to four-family	$901	$102	$44	$125	$1,172
Home equity	198	17	7	19	241
Total	$1,099	$119	$51	$144	$1,413
TDRs on accrual status, which are current and have made six or more consecutive payments, were $248 million and $950 million at December 31, 2014 and 2013, respectively.
Troubled Debt Restructurings – Loan Modifications
We believe the distinction between loans modified as TDRs and total TDRs, which include bankruptcy loans, is important. Our loan modification programs focus on the mitigation of potential losses through making an economic concession to a borrower, whereas with loans for which we have received bankruptcy notification we have not taken any loss mitigation actions. The following table shows loans modified as TDRs by delinquency category at December 31, 2014 and 2013 (dollars in millions):

	Modifications Current	Modifications 30-89 Days Delinquent	Modifications 90-179 Days Delinquent	Modifications 180+ Days Delinquent	Total Recorded Investment in Modifications
December 31, 2014
One- to four-family	$152	$14	$7	$12	$185
Home equity	145	10	5	9	169
Total	$297	$24	$12	$21	$354
December 31, 2013
One- to four-family	$817	$92	$39	$88	$1,036
Home equity	162	13	4	9	188
Total	$979	$105	$43	$97	$1,224
The following table shows loans modified as TDRs and the specific valuation allowance by loan portfolio as well as the percentage of total expected losses at December 31, 2014 and 2013 (dollars in millions):

	Recorded Investment in Modifications before Charge-offs	Charge-offs	Recorded Investment in Modifications	Specific Valuation Allowance	Net Investment in Modifications	Specific Valuation Allowance as a % of Modifications	Total Expected Losses
December 31, 2014
One- to four-family	$231	$(46)	$185	$(9)	$176	5%	24%
Home equity	305	(136)	169	(57)	112	34%	63%
Total	$536	$(182)	$354	$(66)	$288	19%	46%
December 31, 2013
One- to four-family	$1,354	$(318)	$1,036	$(60)	$976	6%	28%
Home equity	338	(150)	188	(64)	124	34%	63%
Total	$1,692	$(468)	$1,224	$(124)	$1,100	10%	35%
The recorded investment in loans modified as TDRs includes the charge-offs related to certain loans that were written down to the estimated current value of the underlying property less estimated selling costs. These charge-offs were recorded on modified loans that were delinquent in excess of 180 days, in bankruptcy, or when certain characteristics of the loan, including CLTV, borrower’s credit and type of modification, cast substantial doubt on the borrower’s ability to repay the loan. Included in allowance for loan losses was a specific valuation allowance of $66 million and $124 million that was established for loans modified as TDRs at December 31, 2014 and 2013, respectively. The specific valuation allowance for these individually impaired loans represents the forecasted losses over the remaining life of the loan, including the economic concession to the borrower.
The total expected loss on loans modified as TDRs includes both the previously recorded charge-offs and the specific valuation allowance. Total expected losses on loans modified as TDRs increased from 35% at December 31, 2013 to 46% at December 31, 2014, primarily due to the sale of $0.8 billion of our one- to four-family loans modified as TDRs. See the Allowance for Loan Losses section above for additional information on this transaction.
Net Charge-offs
The following table provides an analysis of the allowance for loan losses and net charge-offs for the past five years (dollars in millions):

	Year Ended December 31,
	2014	2013	2012	2011	2010
Allowance for loan losses, beginning of period	$453	$481	$823	$1,031	$1,183
Provision for loan losses	36	143	355	441	779
Charge-offs:
One- to four-family	(44)	(41)	(190)	(229)	(303)
Home equity	(65)	(157)	(517)	(457)	(600)
Consumer and other	(17)	(33)	(51)	(59)	(80)
Total charge-offs	(126)	(231)	(758)	(745)	(983)
Recoveries:(1)
One- to four-family	11	14	9	21	—
Home equity	24	34	40	58	27
Consumer and other	6	12	12	17	25
Total recoveries	41	60	61	96	52
Net charge-offs	(85)	(171)	(697)	(649)	(931)
Allowance for loan losses, end of period	$404	$453	$481	$823	$1,031
Net charge-offs to average loans receivable outstanding	1.2%	1.8%	5.8%	4.4%	5.1%

(1)	Recoveries include the impact of mortgage originator settlements.
The following table allocates the allowance for loan losses by loan category for the past five years (dollars in millions):

	December 31,
	2014		2013		2012		2011		2010
	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)
One- to four-family	$27	48.2%	$102	52.4%	$184	51.8%	$314	50.7%	$390	51.0%
Home equity	367	44.6	326	40.5	257	40.2	463	40.8	576	40.0
Consumer and other	10	7.2	25	7.1	40	8.0	46	8.5	65	9.0
Total allowance for loan losses	$404	100.0%	$453	100.0%	$481	100.0%	$823	100.0%	$1,031	100.0%

(1)	Represents percentage of loans receivable in the category to total loans receivable, excluding premiums (discounts).

Loan losses are recognized when, based on management's estimate, it is probable that a loss has been incurred. The charge-off policy for both one- to four-family and home equity loans is to assess the value of the property when the loan has been delinquent for 180 days or has received bankruptcy notification, regardless of whether or not the property is in foreclosure, and charge off the amount of the loan balance in excess of the estimated current value of the underlying property less estimated selling costs. Modified loans considered TDRs are charged off when they are identified as collateral dependent based on certain terms of the modification, which includes assigning a higher level of risk to loans in which the LTV or CLTV is greater than 110% or 125%, respectively, a borrower’s credit score is less than 600 and certain types of modifications, such as interest-only payments. Closed-end consumer loans are charged off when the loan has been 120 days delinquent or when it is determined that collection is not probable.
Net charge-offs for the year ended December 31, 2014 compared to 2013 decreased by $86 million, primarily driven by improving economic conditions, as evidenced by lower levels of delinquent loans and home price improvement and portfolio run-off. The decrease was partially offset by the charge-off of $42 million related to our sale of one- to four-family loans modified as TDRs during the second quarter of 2014. In addition, net charge-offs for the years ended December 31, 2014 and 2013 also included $11 million and $13 million of benefit recorded from settlements with third party mortgage originators, respectively. The timing and magnitude of charge-offs are affected by many factors and we anticipate variability from quarter to quarter, particularly as home equity lines of credit begin converting to amortizing loans.

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

	December 31,
	2014	2013
One- to four-family	$28	$70
Home equity	29	36
Consumer and other loans	1	3
Total loans delinquent 90-179 days	$58	$109
Loans delinquent 90-179 days as a percentage of gross loans receivable	0.9%	1.3%
During the year ended December 31, 2014, loans delinquent 90 to 179 days decreased by $51 million to $58 million, driven primarily by the sale of our one- to four-family loans modified as TDRs during the second quarter of 2014.
In addition, we monitor loans in which a borrower’s current credit history casts doubt on their ability to repay a loan. We classify loans as special mention when they are between 30 and 89 days past due. The following table shows the comparative data for special mention loans (dollars in millions):

	December 31,
	2014	2013
One- to four-family	$88	$190
Home equity	60	69
Consumer and other loans	7	12
Total special mention loans	$155	$271
Special mention loans receivable as a percentage of gross loans receivable	2.4%	3.2%
The trend in special mention loan balances is generally indicative of the expected trend for charge-offs in future periods, as these loans have a greater propensity to migrate into nonaccrual status and ultimately charge-off. One- to four-family loans are generally secured in a first lien position by real estate assets, reducing the potential loss when compared to an unsecured loan. Home equity loans are generally secured by real estate assets; however, the majority of these loans are secured in a second lien position, which substantially increases the potential loss when compared to a first lien position. The loss severity of our second lien home equity loans was approximately 93% at December 31, 2014.
During the year ended December 31, 2014, special mention loans decreased by $116 million to $155 million and are down 85% from their peak of $1.0 billion at December 31, 2008. This decrease was largely due to the sale of our one- to four-family loans modified as TDRs during the second quarter of 2014. While the level of special mention loans can fluctuate significantly in any given period, we believe the continued decrease is an encouraging sign regarding the future credit performance of the mortgage loan portfolio.
Nonperforming Assets
We classify loans as nonperforming when they are no longer accruing interest, which includes loans that are 90 days and greater past due, TDRs that are on nonaccrual status for all classes of loans (including loans in bankruptcy) and certain junior liens that have a delinquent senior lien. The following table shows the comparative data for nonperforming loans and assets for the past five years (dollars in millions):

	December 31,
	2014	2013	2012	2011	2010
One- to four-family	294	526	$639	$930	$1,256
Home equity	165	164	248	281	361
Consumer and other	1	3	6	5	6
Total nonperforming loans receivable	460	693	893	1,216	1,623
Real estate owned and other repossessed assets, net	38	53	71	88	133
Total nonperforming assets, net	$498	$746	$964	$1,304	$1,756
Nonperforming loans receivable as a percentage of gross loans receivable	7.2%	8.1%	8.4%	9.2%	10.0%
One- to four-family allowance for loan losses as a percentage of one- to four-family nonperforming loans receivable	9.1%	19.5%	28.8%	33.8%	31.0%
Home equity allowance for loan losses as a percentage of home equity nonperforming loans receivable	222.5%	198.3%	104.0%	164.6%	159.7%
Consumer and other allowance for loan losses as a percentage of consumer and other nonperforming loans receivable	774.6%	868.3%	617.2%	1,000.5%	1,194.6%
Total allowance for loan losses as a percentage of total nonperforming loans receivable	87.8%	65.4%	53.8%	67.7%	63.6%

During the year ended December 31, 2014, nonperforming assets, net decreased $248 million to $498 million when compared to December 31, 2013. The decrease in the one- to four-family nonperforming loans receivable during the year ended December 31, 2014 was primarily due to the sale of $0.8 billion of our one- to four-family loans modified as TDRs, which included $377 million of nonperforming loans. The decrease in nonperforming loans receivable was partially offset by an increase in nonperforming TDRs that had been charged-off due to bankruptcy notification. In February 2014, the OCC issued clarifying guidance related to consumer debt discharged in Chapter 7 bankruptcy proceedings. As a result of the clarifying guidance, beginning the first quarter of 2014 these bankruptcy loans remain on nonaccrual status regardless of payment history. This change did not have a material impact on our statement of financial condition, results of operations or cash flows. Prior to this change, we had $238 million of bankruptcy loans classified as performing loans at December 31, 2013.
During the year ended December 31, 2014, we recognized $19 million of operating interest income on loans that were nonperforming at December 31, 2014. If our nonperforming loans at December 31, 2014 had been performing in accordance with their terms, we would have recorded additional operating interest income of approximately $16 million for the year ended December 31, 2014. At December 31, 2014 there were no commitments to lend additional funds to any of these borrowers.
Securities
We focus primarily on security type and credit rating to monitor credit risk in our securities portfolios. We consider securities backed by the U.S. government or its agencies to have low credit risk as the long-term debt rating of the U.S. government is AA+ by S&P and AAA by Moody’s and Fitch at December 31, 2014. At December 31, 2014, the amortized cost of these securities accounted for over 99% of our total securities portfolio. We review the remaining debt securities that were not backed by the U.S. government or its agencies according to their credit ratings from S&P, Moody’s and Fitch where available. At December 31, 2014, all municipal bonds and corporate bonds were rated investment grade (defined as a rating equivalent to a Moody’s rating of "Baa3" or higher, or a S&P or Fitch rating of "BBB-" or higher).
Certain non-agency CMOs were other-than-temporarily impaired as a result of the deterioration in the expected credit performance of the underlying loans in those specific securities. During the year ended December 31, 2014, we sold our remaining $17 million in amortized cost of the available-for-sale non-agency CMOs as part of our continued focus to reduce legacy risks.
SUMMARY OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in conformity with GAAP. Note 1—Organization, Basis of Presentation and Summary of Significant Accounting Policies of Part II Item 8. Financial Statements and Supplementary Data contains a summary of our significant accounting policies, many of which require the use of estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes for the periods presented. We believe that of our significant accounting policies, the following are critical because they are based on estimates and assumptions that require complex and subjective judgments by management: allowance for loan losses; valuation of goodwill and other intangible assets; estimates of effective tax rates, deferred taxes and valuation allowance; classification and valuation of certain investments; accounting for derivative instruments; and fair value measurements. Changes in these estimates or assumptions could materially impact our financial condition and results of operations, and actual results could differ from our estimates.
Allowance for Loan Losses
Description
The allowance for loan losses is management’s estimate of probable losses inherent in the loan portfolio as of the balance sheet date. In determining the adequacy of the allowance, we perform ongoing evaluations of the loan portfolio and loss forecasting assumptions. As of December 31, 2014, the allowance for loan losses was $404 million on $6.3 billion of total loans receivable designated as held-for-investment.
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
For loans that are not TDRs, we established a general allowance. The one- to four-family and home equity loan portfolios represented 48% and 45%, respectively, of total loans receivable as of December 31, 2014. The one- to four-family and home equity loan portfolios are separated into risk segments based on key risk factors, which include but are not limited to loan type, delinquency history, documentation type, LTV/CLTV ratio and borrowers’ credit scores. Both current CLTV and FICO scores are among the factors utilized to categorize the risk associated with mortgage loans and assign a probability assumption of future default. We utilize historical mortgage loan performance data to develop the forecast of delinquency and default for these risk segments. The general allowance for loan losses also included a qualitative component to account for a variety of factors that present additional uncertainty that may not be fully considered in the quantitative loss model but are factors we believe may impact the level of credit losses. We utilize a qualitative factor framework whereby, on a quarterly basis, management assesses the risk associated with three main factors. These factors are: external factors, such as changes in the macro-economic, legal and regulatory environment; internal factors, such as procedural changes and reliance on third parties; and portfolio specific factors, such as the impact on borrowers' monthly payments from one- to four-family loans converting from interest only to amortizing. The uncertainty related to these factors may expand over time, temporarily increasing the qualitative component in advance of the more precise identification of these probable losses being captured within the general allowance. The total qualitative component was $37 million and $62 million as of December 31, 2014 and 2013, respectively.
During the year ended December 31, 2014, we enhanced our quantitative allowance methodology to identify higher risk home equity lines of credit and extend the period of management’s forecasted loan losses captured within the general allowance to include the total probable loss on a subset of these higher risk loans. These enhancements drove the migration of estimated losses previously captured on these loans from the qualitative component to the quantitative component of the general allowance, and drove the majority of the provision for loan losses within the home equity portfolio during the year ended December 31, 2014. During the year ended December 31, 2013, the Company increased its default assumptions related to balloon loans and extended the period of management's forecasted loan losses captured within the general allowance to include the total probable loss on higher risk balloon loans. The overall impact of these refinements drove the substantial majority of provision for loan losses during the year ended December 31, 2013.
The consumer and other loan portfolio is separated into risk segments by product and delinquency status. We utilize historical performance data and historical recovery rates on collateral liquidation to forecast delinquency and loss at the product level. The consumer and other loan portfolio represented 7% of total loans receivable as of December 31, 2014. The qualitative component for the consumer and other loan portfolio was $1 million and $4 million as of December 31, 2014 and 2013, respectively.
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
Effects if Actual Results Differ
Historic volatility in the credit markets has substantially increased the complexity and uncertainty involved in estimating the losses inherent in the loan portfolio. In the current market, it is difficult to estimate how potential changes in the quantitative and qualitative factors, including the impact of home equity lines of credit converting from interest only to amortizing loans or requiring borrowers to repay the loan in full at the end of the draw period, might impact the allowance for loan losses. If our underlying assumptions and judgments prove to be inaccurate, the allowance for loan losses could be insufficient to cover actual losses. We may be required under such circumstances to further increase the provision for loan losses, which could have an adverse effect on the regulatory capital position and results of operations in future periods.
During the normal course of conducting examinations, our banking regulators, the OCC and Federal Reserve, continue to review our business and practices. This process is dynamic and ongoing and we cannot be certain that additional changes or actions will not result from their continuing review.
Valuation of Goodwill and Other Intangible Assets
Description
Goodwill and other intangible assets are evaluated for impairment on an annual basis as of November 30 and in interim periods when events or changes indicate the carrying value may not be recoverable, such as a significant deterioration in the operating environment or a decision to sell or dispose of a reporting unit. Goodwill and other intangible assets net of amortization were $1.8 billion and $0.2 billion, respectively, at December 31, 2014.
Judgments
Goodwill is allocated to reporting units, which are components of the business that are one level below operating segments. Reporting units are evaluated for impairment individually during the annual assessment. Estimating the fair value of reporting units and the assets, liabilities and intangible assets of a reporting unit is a subjective process that involves the use of estimates and judgments, particularly related to cash flows, the appropriate discount rates and an applicable control premium. Management judgment is required to assess whether the carrying value of the reporting unit can be supported by the fair value of the individual reporting unit. There are various valuation methodologies, such as the market approach or income approach, that may be used to estimate the fair value of reporting units. In applying these methodologies, we utilize a number of factors, including actual operating results, future business plans, economic projections, and market data. At December 31, 2014, all $1.8 billion of goodwill was allocated to the retail brokerage reporting unit.
In conducting the annual goodwill impairment test for 2014, we elected to perform a qualitative analysis for the retail brokerage reporting unit. We took into consideration all relevant events and circumstances related to the retail brokerage business as well as the results of the most recent quantitative test performed in 2012, which indicated the estimated fair value of the retail brokerage reporting unit as a percentage of book value was approximately 190%. In conducting the quantitative goodwill impairment test for 2012, we determined the fair value of our reporting units using both a discounted cash flow analysis, a form of the income approach, and the publicly traded company method, a form of the market approach, combined with a control premium. The discounted cash flow analysis required management to make projections about future revenue and costs, discounting the cash flows to present value using a risk-adjusted discount rate. The publicly traded company method consisted of identifying similar publicly traded companies. As a result of the qualitative analysis, we concluded that it was not more likely than not that the fair value of the retail brokerage reporting unit was less than its carrying amount, and therefore it was not necessary to perform a quantitative impairment test for 2014. Based on the steps performed, we concluded that goodwill assigned to the retail brokerage reporting unit was not impaired as of December 31, 2014.
We also evaluate the remaining useful lives of intangible assets with finite lives each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization. Our intangible assets have a weighted average remaining useful life of 11 years as of December 31, 2014. The Company currently does not have any intangible assets with indefinite lives.
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
Intangible assets with finite lives are amortized over their estimated useful lives. If changes in the estimated underlying revenue occur, impairment or a change in the remaining life may need to be recognized.
Estimates of Effective Tax Rates, Deferred Taxes and Valuation Allowance
Description
In preparing the consolidated financial statements, we calculate income tax expense (benefit) based on our interpretation of the tax laws in the various jurisdictions where we conduct business. This requires us to estimate current tax obligations and the realizability of uncertain tax positions and to assess temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. These differences result in deferred tax assets and liabilities, the net amount of which we show as other assets or other liabilities on the consolidated balance sheet. We must also assess the likelihood that deferred tax assets will be realized. To the extent we believe that realization is not more likely than not, we establish a valuation allowance. When we establish a valuation allowance or increase this allowance, we generally record a corresponding increase to income tax expense in the consolidated statement of income (loss) in the period of the change. Conversely, to the extent circumstances indicate that realization is more likely than not, the valuation allowance is reversed to the amount realizable, which reduces income tax expense. At December 31, 2014 we had net deferred tax assets of $951 million, net of a valuation allowance (on state and foreign country deferred tax assets and charitable contributions) of $91 million.
Judgments
Management must make significant judgments to determine income tax expense (benefit), deferred tax assets and liabilities and any valuation allowance to be recorded against deferred tax assets. Changes in our estimates occur periodically due to changes in tax rates, changes in business operations, implementation of tax planning strategies, the expiration of relevant statutes of limitations, resolution with taxing authorities of uncertain tax positions and newly enacted statutory, judicial and regulatory guidance.
The most significant tax related judgment made by management was the determination of whether to provide for a valuation allowance against deferred tax assets. We are required to establish a valuation allowance for deferred tax assets and record a corresponding increase to income tax expense if it is determined, based on evaluation of available evidence at the time the determination is made, that it is more likely than not that some or all of the deferred tax assets will not be realized. If we were to conclude that a valuation allowance was required, the resulting loss could have a material adverse effect on our financial condition and results of operations. As of December 31, 2014, we did not establish a valuation allowance against our federal deferred tax assets as we believe that it is more likely than not that all of these assets will be realized. Approximately 40% of our existing federal deferred tax assets are not related to net operating losses and therefore, have no expiration date. We expect to utilize the majority of the existing federal deferred tax assets within the next four years.
Our evaluation of the need for a valuation allowance focused on identifying significant, objective evidence that we will be able to realize the deferred tax assets in the future. We determined that our expectations regarding future earnings are objectively verifiable due to various factors. One factor is the consistent profitability of the core business, the trading and investing segment, which has generated substantial income for each of the last 11 years, including through uncertain economic and regulatory environments. The core business is driven by brokerage customer activity and includes trading, brokerage related cash, margin lending, retirement and investing, and other brokerage related activities. These activities drive variable expenses that correlate to the volume of customer activity, which has resulted in stable, ongoing profitability.
Another factor is the mitigation of losses in the balance sheet management segment, which generated a large net operating loss in 2007 caused by the crisis in the residential real estate and credit markets. Much of this loss came from the sale of the asset-backed securities portfolio and credit losses from the mortgage loan portfolio. We no longer hold any of those asset-backed securities and shut down mortgage loan acquisition activities in 2007. In effect, the key business activities that led to the generation of the deferred tax assets were shut down over seven years ago. In addition, we have realized the benefits of various credit loss mitigation activities and improving economic conditions, including home price improvement related to our loan portfolio. As a result, the losses have continued to decline significantly and the balance sheet management segment has been profitable since 2012.
We maintain a valuation allowance for certain of our state deferred tax assets as we have concluded that it is more likely than not that they will not be realized. At December 31, 2014, we had total state deferred tax assets of approximately $143 million related to our state net operating loss carryforwards and temporary differences with a valuation allowance of $48 million against such deferred tax assets.
Effects if Actual Results Differ
Changes in income tax expense (benefit) due to actual effective tax rates differing from our estimates affect accrued taxes and could be material to our results of operations for any particular reporting period. In evaluating the need for a valuation allowance, we estimated future taxable income based on management-approved forecasts. This process required significant judgment by management about matters that are by nature uncertain. If future events differ significantly from our current forecasts, a valuation allowance may need to be established or increased, which could have a material adverse effect on our financial condition and results of operations.
Classification and Valuation of Certain Investments
Description
The classification of an investment determines its accounting treatment. We classify our investments in debt securities as trading, available-for-sale or held-to-maturity and our investments in equity securities as trading or available-for-sale. Securities classified as available-for-sale are carried at fair value with unrealized gains and losses recognized in accumulated other comprehensive income (loss), net of tax. Held-to-maturity debt securities are carried at amortized cost based on our intent and ability to hold these securities to maturity. Declines in fair values of available-for-sale and held-to-maturity securities that we believe to be other-than-temporary are included in the consolidated statement of income (loss) in the OTTI line item. As of December 31, 2014, the available-for-sale and held-to-maturity securities portfolios consisted of debt and equity securities, the majority of which were agency residential mortgage-backed securities.
Available-for-sale and held-to-maturity securities that have unrealized or unrecognized losses (impaired securities) are evaluated for OTTI at each balance sheet date. We consider OTTI for an available-for-sale or held-to-maturity debt security to have occurred if one of the following conditions are met: we intend to sell the impaired debt security as of the balance sheet date; it is more likely than not that we will be required to sell the impaired debt security before recovery of the security’s amortized cost basis; or we do not expect to recover the entire amortized cost basis of the security. If we intend to sell an impaired debt security or if it is more likely than not that we will be required to sell the impaired debt security before recovery of the security’s amortized cost basis, we will recognize OTTI in earnings equal to the entire difference between the security’s amortized cost basis and the security’s fair value. For impaired debt securities that we do not intend to sell and it is not more likely than not that we will be required to sell before recovery of the security’s amortized cost basis, if we do not expect to recover the entire amortized cost basis of the securities, we will separate OTTI into two components: 1) the amount related to credit loss, recognized in earnings; and 2) the noncredit portion of OTTI, recognized through other comprehensive income (loss). We consider OTTI for an available-for-sale equity security to have occurred if the decline in the security’s fair value below its cost basis is deemed other than temporary based on evaluation of both qualitative and quantitative valuation measures. If we determine the impairment of an available-for-sale equity security is other-than-temporary, we will recognize OTTI in earnings equal to the entire difference between the security’s amortized cost basis and the security’s fair value. If we intend to sell an impaired equity security and do not expect to recover the entire cost basis of the security prior to the sale, we will recognize OTTI in earnings in the period the decision to sell is made.
For the year ended December 31, 2014, we recognized no impairment in our debt and equity securities portfolios.
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
Effects if Actual Results Differ
Determining if a security has OTTI is complex and requires judgment by management about circumstances that are inherently uncertain. Subsequent evaluations of these securities, in light of factors then prevailing, may require additional OTTI to be recognized in future periods. If all available-for-sale and held-to-maturity securities with fair values lower than amortized cost as of December 31, 2014 were other-than-temporarily impaired and the gross OTTI was recorded through earnings, we would have recorded a pre-tax impairment loss of $152 million.
Accounting for Derivative Instruments
Description
We enter into derivative transactions primarily to protect against interest rate risk on the value of certain assets, liabilities and future cash flows. Accounting for derivatives differs significantly depending on whether a derivative is designated as a hedge based on the applicable accounting guidance and, if designated as a hedge, the type of hedge designation. Derivative instruments in hedging relationships that mitigate exposure to changes in the fair value of assets or liabilities are considered fair value hedges. Derivative instruments designated in hedging relationships that mitigate exposure to the variability in expected future cash flows or other forecasted transactions are considered cash flow hedges. In order to qualify for hedge accounting treatment, our documentation must indicate the intention to designate the derivative as a hedge of a specific asset or liability or a future cash flow at its inception. Effectiveness of the hedge must be monitored over the life of the derivative instrument.
Each derivative instrument is recorded on the consolidated balance sheet at fair value as a freestanding asset or liability. Fair value hedges are accounted for by recording the fair value of the derivative instrument and the fair value of the asset or liability being hedged on the consolidated balance sheet. Changes in the fair value of both (1) the derivative instrument and (2) the underlying assets or liabilities are recognized in the gains on loans and securities, net line item in the consolidated statement of income (loss). Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the consolidated balance sheet. The effective portion of the change in fair value of the derivative instrument in a cash flow hedge is reported as a component of accumulated other comprehensive loss, net of tax in the consolidated balance sheet, for both active and terminated hedges. Amounts are reclassified from accumulated other comprehensive loss into net operating interest income as a yield adjustment in the same period the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivative instrument in a cash flow hedge is reported in the gains on loans and securities, net line item in the consolidated statement of income (loss).
Cash flow hedge relationships are treated as effective hedges as long as the hedged forecasted transactions remain probable and the hedges continue to meet the requirements of the applicable accounting guidance. If it becomes probable that a hedged forecasted transaction will not occur, amounts included in accumulated other comprehensive loss related to the specific hedging instruments would be immediately reclassified into the gains on loans and securities, net line item in the consolidated statement of income (loss). As of December 31, 2014, we had an unrealized pre-tax loss reported in accumulated other comprehensive loss of $422 million related to cash flow hedges.
Judgments
The future issuances of liabilities underlying cash flow hedge relationships, including repurchase agreements, are largely dependent on the market demand and liquidity in the wholesale borrowings market. As of December 31, 2014, we believe the forecasted issuance of all liabilities in cash flow hedge relationships is probable. However, unexpected changes in market conditions in future periods could impact our ability to issue these liabilities. We believe the forecasted issuance of liabilities in the form of repurchase agreements is most susceptible to an unexpected change in market conditions.
Effects if Actual Results Differ
If our hedging strategies were to no longer meet the effectiveness criteria or our assumptions about the nature and timing of forecasted transactions were to be inaccurate, we could no longer apply hedge accounting and our reported results would be significantly affected. For example, if we determined that the forecasted issuance of repurchase agreements associated with our cash flow hedges was no longer probable, the $341 million pre-tax loss in accumulated other comprehensive loss related to cash flow hedges on repurchase agreements would be reclassified into the gains on loans and securities, net line item in the consolidated statement of income (loss) in the period in which this determination was made. This loss would have a material adverse effect on our regulatory capital position and results of operations.

Fair Value Measurements
Description
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As of December 31, 2014, 27% and less than 1% of total assets and total liabilities, respectively, represented instruments measured at fair value on a recurring basis. Certain other assets are recorded at fair value on a nonrecurring basis: 1) one- to four-family and home equity loans in which the amount of the loan balance in excess of the estimated current value of the underlying property less estimated selling costs has been charged-off; and 2) real estate owned that is carried at the lower of the property's carrying value or fair value less estimated selling costs.
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
Judgments
Of assets measured at fair value on a recurring basis, 90% were available-for-sale residential mortgage-backed securities composed of agency mortgage backed securities and CMOs as of December 31, 2014. The fair value of agency mortgage-backed securities and CMOs was determined using quoted market prices, recent market transactions, spread data and our own trading activities for identical or similar instruments and were categorized in Level 2 of the fair value hierarchy.
The Company also evaluates loans and REO that have been subject to fair value measurement requirements on a quarterly basis in accordance with policies and procedures that were designed to be in compliance with guidance from the Company’s regulators. These policies and procedures govern the frequency of the review, the use of acceptable valuation methods, and the consideration of estimated selling costs.
Effects if Actual Results Differ
Different methodologies or assumptions could be used to determine the fair value of certain assets and liabilities. These could result in different estimates of fair value, which could materially impact the amounts of realized and unrealized gains and losses recognized in our statements of financial condition and results of operations. As of December 31, 2014, none of our assets or liabilities measured at fair value on a recurring basis were categorized as Level 3 and $116 million of our assets measured at fair value on a nonrecurring basis were categorized as Level 3. While our recurring and nonrecurring fair value estimates of Level 3 instruments utilized observable inputs where available, the valuations included significant management judgment in determining the relevance and reliability of valuation information considered.

STATISTICAL DISCLOSURE BY BANK HOLDING COMPANIES
The following table outlines the information required by the SEC’s Industry Guide 3, "Statistical Disclosure by Bank Holding Companies." These disclosures are at the enterprise level.

Required Disclosure	Page
Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Operating Interest Differential
Average Balance Sheet and Analysis of Net Interest Income	31
Net Operating Interest Income—Volumes and Rates Analysis	76
Investment Portfolio
Investment Portfolio—Book Value and Fair Value	78
Investment Portfolio Maturity	79
Loan Portfolio
Loans by Type	77
Loan Maturities	77
Loan Sensitivities	77
Risk Elements
Nonaccrual, Past Due and Restructured Loans	68
Past Due Interest	67
Policy for Nonaccrual	97
Potential Problem Loans	67
Summary of Loan Loss Experience
Analysis of Allowance for Loan Losses	66
Allocation of the Allowance for Loan Losses	66
Deposits
Average Balance and Average Rates Paid	31
Time Deposit Maturities	132
Time Deposits in Excess of the FDIC Deposit Insurance Coverage Limits	132
Return on Equity and Assets	32
Short-Term Borrowings	80

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

	2014 Compared to 2013 Increase (Decrease) Due To			2013 Compared to 2012 Increase (Decrease) Due To
	Volume	Rate	Total	Volume	Rate	Total
Enterprise interest-earning assets:
Loans(1)	$(93)	$(5)	$(98)	$(101)	$—	$(101)
Available-for-sale securities	(7)	16	9	(48)	(33)	(81)
Held-to-maturity securities	43	30	73	36	(18)	18
Margin receivables	54	(14)	40	18	(10)	8
Cash and equivalents	—	(1)	(1)	(1)	—	(1)
Segregated cash	1	—	1	—	—	—
Securities borrowed and other	(3)	50	47	6	(4)	2
Total enterprise interest-earning assets(2)	(5)	76	71	(90)	(65)	(155)
Enterprise interest-bearing liabilities:
Deposits	—	(5)	(5)	(2)	(9)	(11)
Customer payables	—	(1)	(1)	—	(2)	(2)
Securities sold under agreements to repurchase	(15)	(10)	(25)	(10)	—	(10)
FHLB advances and other borrowings	—	(3)	(3)	(54)	29	(25)
Securities loaned and other	—	—	—	—	—	—
Total enterprise interest-bearing liabilities	(15)	(19)	(34)	(66)	18	(48)
Change in enterprise net interest income	$10	$95	$105	$(24)	$(83)	$(107)

(1)
Nonaccrual loans are included in the average loan balances. Interest payments received on nonaccrual loans are recognized on a cash basis in operating interest income until it is doubtful that full payment will be collected, at which point payments are applied to principal.

(2)	Amount includes a taxable equivalent increase in operating interest income of $1 million, $1 million and $1 million for years ended December 31, 2014, 2013 and 2012, respectively.

Lending Activities
The following table presents the balance and associated percentage of each major loan category (dollars in millions):

	December 31,
	2014		2013		2012		2011		2010
	Balance	%	Balance	%	Balance	%	Balance	%	Balance	%
One- to four-family	$3,060	48.2%	$4,475	52.5%	$5,442	51.8%	$6,616	50.7%	$8,170	51.0%
Home equity	2,834	44.6	3,454	40.4	4,224	40.2	5,329	40.8	6,410	40.0
Consumer and other:	455	7.2	602	7.1	845	8.0	1,113	8.5	1,444	9.0
Total loans receivable	6,349	100.0%	8,531	100.0%	10,511	100.0%	13,058	100.0%	16,024	100.0%
Adjustments:
Premiums (discounts) and deferred fees on loans	34		45		69		98		129
Allowance for loan losses	(404)		(453)		(481)		(823)		(1,031)
Total adjustments	(370)		(408)		(412)		(725)		(902)
Loans receivable, net	$5,979		$8,123		$10,099		$12,333		$15,122
The following table shows the contractual maturities of the loan portfolio at December 31, 2014, including scheduled principal repayments. This table does not, however, include any estimate of prepayments. These prepayments could significantly shorten the average loan lives and cause the actual timing of the loan repayments to differ from those shown in the following table (dollars in millions):

	Due in(1)
	< 1 Year	1-5 Years	>5 Years	Total
One- to four-family	$94	$414	$2,552	$3,060
Home equity	143	649	2,042	2,834
Consumer and other	47	217	191	455
Total loans receivable	$284	$1,280	$4,785	$6,349

(1)	Estimated scheduled principal repayments are calculated using weighted-average interest rate and weighted-average remaining maturity of each loan portfolio.
The following table shows the distribution of those loans that mature in more than one year between fixed and adjustable interest rate loans at December 31, 2014 (dollars in millions):

	Interest Rate Type
	Fixed	Adjustable	Total
One- to four-family	$506	$2,460	$2,966
Home equity	498	2,193	2,691
Consumer and other	408	—	408
Total loans receivable	$1,412	$4,653	$6,065
Securities
Our portfolio of mortgage-backed and investment securities is classified into the following categories: trading, available-for-sale or held-to-maturity.
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
The following table shows the amortized cost and fair value of our mortgage-backed and investment securities portfolio that the Company held and classified as available-for-sale and held-to-maturity (dollars in millions):

	December 31,
	2014		2013		2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale securities:
Debt securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$11,156	$11,164	$12,505	$12,236	$11,881	$12,097
Non-agency CMOs	—	—	17	14	260	235
Total residential mortgage-backed securities	11,156	11,164	12,522	12,250	12,141	12,332
Agency debentures	620	648	520	466	516	528
Agency debt securities	487	499	832	831	525	547
Municipal bonds	40	40	42	40	30	31
Corporate bonds	5	4	6	5	6	5
Total debt securities	12,308	12,355	13,922	13,592	13,218	13,443
Publicly traded equity securities(1)	33	33	—	—	—	—
Total available-for-sale securities	$12,341	$12,388	$13,922	$13,592	$13,218	$13,443
Held-to-maturity securities:
Agency mortgage-backed securities and CMOs	$9,793	$9,971	$8,359	$8,293	$7,888	$8,182
Agency debentures	164	166	164	168	163	170
Agency debt securities	2,281	2,329	1,658	1,631	1,489	1,558
Other non-agency debt securities	10	10	—	—	—	—
Total held-to-maturity securities	$12,248	$12,476	$10,181	$10,092	$9,540	$9,910

(1)	Publicly traded equity securities consisted of investments in a mutual fund related to the Community Reinvestment Act.

The following table shows the scheduled maturities, carrying values and current yields for the Company’s available-for-sale and held-to-maturity investment portfolio at December 31, 2014 (dollars in millions):

	Within One Year		One to Five Years		Five to Ten Years		After Ten Years		Total
	Balance Due	Weighted Average Yield	Balance Due	Weighted Average Yield	Balance Due	Weighted Average Yield	Balance Due	Weighted Average Yield	Balance Due	Weighted Average Yield
Available-for-sale securities:
Debt securities:
Agency residential mortgage-backed securities and CMOs	$3	1.45%	$9	1.89%	$421	2.39%	$10,723	2.67%	$11,156	2.66%
Agency debentures	—	—	—	—	104	2.75%	516	3.76%	620	3.59%
Agency debt securities	—	—	—	—	314	3.24%	173	2.93%	487	3.13%
Municipal bonds	—	—	—	—	3	4.50%	37	3.91%	40	3.95%
Corporate bonds	—	—	—	—	—	—	5	0.76%	5	0.76%
Total available-for-sale debt securities	$3		$9		$842		$11,454		$12,308
Held-to-maturity securities:
Agency residential mortgage-backed securities and CMOs	$5	2.20%	$882	2.90%	$1,486	3.17%	$7,420	3.15%	$9,793	3.13%
Agency debentures	164	2.01%	—	—	—	—	—	—	164	2.01%
Agency debt securities	—	—	—	—	1,301	2.90%	980	2.91%	2,281	2.90%
Other non-agency debt securities	—	—	10	1.50%	—	—	—	—	10	1.50%
Total held-to-maturity securities	$169		$892		$2,787		$8,400		$12,248
Borrowings
Deposits represent our most significant source of funding. In addition, we borrow from the FHLB and sell securities under repurchase agreements.
We are a member of, and own capital stock in, the FHLB system. The FHLB provides us with reserve credit capacity and authorizes us to apply for advances based on the security of pledged mortgage loans and other assets—principally securities that are obligations of, or guaranteed by, the U.S. Government—provided we meet certain creditworthiness standards. At December 31, 2014, outstanding advances from the FHLB totaled $920 million at interest rates ranging from 0.2% to 0.7% and at a weighted-average rate of 0.4%.
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
The following table sets forth information regarding the weighted-average interest rates and the highest and average month-end balances of borrowings (dollars in millions):

	Ending Balance	Weighted- Average Interest Rate (1)	Maximum Amount at Month-End	Weighted-Average
				Balance	Interest Rate(2)
At or for the year ended December 31, 2014:
Securities sold under agreements to repurchase	$3,672	0.44%	$4,920	$3,993	3.07%
FHLB advances and other borrowings	$1,299	1.19%	$1,299	$1,288	5.05%
At or for the year ended December 31, 2013:
Securities sold under agreements to repurchase	$4,543	0.57%	$4,599	$4,466	3.32%
FHLB advances and other borrowings	$1,279	1.20%	$1,627	$1,291	5.29%
At or for the year ended December 31, 2012:
Securities sold under agreements to repurchase	$4,455	0.70%	$5,025	$4,775	3.32%
FHLB advances and other borrowings	$1,259	1.27%	$2,744	$2,465	3.76%

(1)	Weighted-average interest rates are based on ending balances and exclude hedging costs.

(2)	Weighted-average interest rates are based on average balances and include hedging costs.
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
Enterprise interest-earning assets—Assets such as loans, available-for-sale securities, held-to-maturity securities, margin receivables, securities borrowed balances and cash and investments required to be segregated under regulatory guidelines that earn interest for the Company.
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
LTV—Loan-to-value.
NASDAQ—National Association of Securities Dealers Automated Quotations.
Net new brokerage assets—The total inflows to all new and existing brokerage customer accounts less total outflows from all closed and existing brokerage customer accounts, excluding the effects of market movements in the value of brokerage customer assets.
NFA—National Futures Association.
NOLs—Net operating losses.
Nonperforming assets—Assets that do not earn income, including those originally acquired to earn income (nonperforming loans) and those not intended to earn income (real estate owned). Loans are classified as nonperforming when they are no longer accruing interest, which includes loans that are 90 days and greater past due, TDRs that are on nonaccrual status for all classes of loans (including loans in bankruptcy) and certain junior liens that have a delinquent senior lien.
Notional amount—The specified dollar amount underlying a derivative on which the calculated payments are based.
OCC—Office of the Comptroller of the Currency.
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
Sweep deposit accounts—Accounts with the functionality to transfer customer deposit balances to and from a FDIC insured account at the banking subsidiaries.
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
Exposure to interest rate risk is dependent upon the distribution and composition of interest-earning assets, interest-bearing liabilities and derivatives. The differing risk characteristics of each product are managed to mitigate our exposure to interest rate fluctuations. At December 31, 2014, 91% of our total assets were enterprise interest-earning assets.
At December 31, 2014, approximately 59% of total assets were residential real estate loans and available-for-sale and held-to-maturity mortgage-backed securities. The values of these assets are sensitive to changes in interest rates, as well as expected prepayment levels. As interest rates increase, fixed rate residential mortgages and mortgage-backed securities tend to exhibit lower prepayments. The inverse is true in a falling rate environment.
When real estate loans prepay, unamortized premiums and/or discounts are recognized immediately in operating interest income. Depending on the timing of the prepayment, these adjustments to operating income may impact anticipated yields. The ALCO reviews estimates of the impact of changing market rates on prepayments. This information is incorporated into our interest rate risk management strategy.
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
Deposits and customer payables tend to be less rate-sensitive than wholesale borrowings. Agreements to repurchase securities and the majority of FHLB advances re-price as agreements reset. Sweep accounts, complete savings accounts and other money market and savings accounts re-price at management’s discretion. Corporate debt has fixed rates.
Derivative Instruments
We use derivative instruments to help manage interest rate risk. Interest rate swaps involve the exchange of fixed-rate and variable-rate interest payments between two parties based on a contractual underlying notional amount, but do not involve the exchange of the underlying notional amounts. Option products are utilized primarily to decrease the market value changes resulting from the prepayment dynamics of the mortgage portfolio, as well as to protect against increases in funding costs. The types of options employed include Cap Options ("Caps"), "Payor Swaptions" and "Receiver Swaptions." Caps mitigate the market risk associated with increases in interest rates. Similarly, Payor and Receiver Swaptions mitigate the market risk associated with the respective increases and decreases in interest rates. See derivative instruments discussion in Note 8—Accounting for Derivative Instruments and Hedging Activities in Item 8. Financial Statements and Supplementary Data.
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
The EVE method is used at the E*TRADE Bank level and not for the Company. The ALCO monitors E*TRADE Bank’s interest rate risk position. E*TRADE Bank had nearly 100% of enterprise interest-earning assets at both December 31, 2014 and 2013 and held 99% of enterprise interest-bearing liabilities at both December 31, 2014 and 2013. The sensitivity of EVE at December 31, 2014 and 2013 and the limits established by E*TRADE Bank’s Board of Directors are listed below (dollars in millions):

Parallel Change in Interest Rates (basis points)(1)	Change in EVE
	December 31, 2014			December 31, 2013
	Amount	Percentage(2)	Board Limit	Amount	Percentage(2)	Board Limit
+300	$(626)	(11.6)%	(25)%	$(573)	(12.2)%	(25)%
+200	$(353)	(6.6)%	(15)%	$(355)	(7.6)%	(15)%
+100	$(127)	(2.4)%	(7)%	$(150)	(3.2)%	(7)%
-100	$(21)	(0.4)%	(7)%	$(39)	(0.8)%	(7)%

(1)	Due to historically low interest rates for all yield curve points, the minus 200 and 300 basis points scenarios are not produced for the years ended December 31, 2014 and 2013.

(2)	The percentage change represents the amount of change in EVE divided by the base EVE as calculated in the current interest rate environment.
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

Market Risk
Equity Securities Risk
We are indirectly exposed to equity securities risk in connection with securities collateralizing margin receivables to customers, and risk related to our securities lending and borrowing activities. We manage risk on margin lending by requiring customers to maintain margin collateral in compliance with regulatory and internal guidelines. We monitor required margin levels daily and require our customers to deposit additional collateral, or to reduce positions, when necessary. We continuously monitor customer accounts to detect excessive concentration, large orders or positions, and other activities that indicate increased risk to us. We manage risks associated with our securities lending and borrowing activities by requiring credit approvals for counterparties, by monitoring the market value of securities loaned and collateral values for securities borrowed on a daily basis and requiring additional cash as collateral for securities loaned or return of collateral for securities borrowed when necessary, and by participating in a risk-sharing program offered through the Options Clearing Corporation.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. Internal control over financial reporting, as defined in Rules 13a-15(f) promulgated under the Securities Exchange Act of 1934, is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of Company’s management and directors; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

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
Management conducted an assessment of the effectiveness of the Company's internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in "Internal Control-Integrated Framework (2013)." Based on this assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2014 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.
E*TRADE Financial Corporation’s Independent Registered Public Accounting Firm, Deloitte & Touche LLP, has issued an audit report regarding on the Company’s internal control over financial reporting, which appears on the next page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
E*TRADE Financial Corporation
New York, New York
We have audited the internal control over financial reporting of E*TRADE Financial Corporation and subsidiaries (the "Company") as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2014 of the Company and our report dated February 24, 2015 expressed an unqualified opinion on those consolidated financial statements.
/s/ Deloitte & Touche LLP

McLean, Virginia
February 24, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
E*TRADE Financial Corporation
New York, New York
We have audited the accompanying consolidated balance sheets of E*TRADE Financial Corporation and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of income (loss), comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of E*TRADE Financial Corporation and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2015 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP

McLean, Virginia
February 24, 2015

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME (LOSS)
(In millions, except share data and per share amounts)

	Year Ended December 31,
	2014	2013	2012
Revenue:
Operating interest income	$1,293	$1,220	$1,371
Operating interest expense	(205)	(238)	(286)
Net operating interest income	1,088	982	1,085
Commissions	456	420	378
Fees and service charges	186	155	122
Principal transactions	10	73	93
Gains on loans and securities, net	36	61	201
Other-than-temporary impairment ("OTTI")	—	(1)	(20)
Less: noncredit portion of OTTI recognized into (out of) other comprehensive income (loss) (before tax)	—	(2)	3
Net impairment	—	(3)	(17)
Other revenues	38	35	38
Total non-interest income	726	741	815
Total net revenue	1,814	1,723	1,900
Provision for loan losses	36	143	355
Operating expense:
Compensation and benefits	412	363	353
Advertising and market development	120	108	139
Clearing and servicing	94	124	129
FDIC insurance premiums	79	104	117
Professional services	112	85	86
Occupancy and equipment	79	73	74
Communications	71	69	73
Depreciation and amortization	78	89	91
Amortization of other intangibles	22	24	25
Impairment of goodwill	—	142	—
Facility restructuring and other exit activities	8	28	8
Other operating expenses	70	66	67
Total operating expense	1,145	1,275	1,162
Income before other income (expense) and income tax expense (benefit)	633	305	383
Other income (expense):
Corporate interest expense	(113)	(114)	(180)
Losses on early extinguishment of debt	(71)	—	(335)
Equity in income of investments and other	3	4	1
Total other income (expense)	(181)	(110)	(514)
Income (loss) before income tax expense (benefit)	452	195	(131)
Income tax expense (benefit)	159	109	(18)
Net income (loss)	$293	$86	$(113)
Basic earnings (loss) per share	$1.02	$0.30	$(0.39)
Diluted earnings (loss) per share	$1.00	$0.29	$(0.39)
Shares used in computation of per share data:
Basic (in thousands)	288,705	286,991	285,748
Diluted (in thousands)	294,103	292,589	285,748
See accompanying notes to consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Year Ended December 31,
	2014	2013	2012
Net income (loss)	$293	$86	$(113)
Other comprehensive income (loss)
Available-for-sale securities:
OTTI, net(1)	—	—	12
Noncredit portion of OTTI reclassification (into) out of other comprehensive income (loss), net(2)	—	1	(2)
Unrealized gains (losses), net(3)	193	(261)	187
Reclassification into earnings, net(4)	(26)	(37)	(128)
Net change from available-for-sale securities	167	(297)	69
Cash flow hedging instruments:
Unrealized gains (losses), net(5)	(39)	67	(72)
Reclassification into earnings, net(6)	76	87	78
Net change from cash flow hedging instruments	37	154	6
Foreign currency translation gains, net	—	—	2
Other comprehensive income (loss)	204	(143)	77
Comprehensive income (loss)	$497	$(57)	$(36)

(1)	Amounts are net of benefit from income taxes of $0, less than $1 million and $8 million for the years ended December 31, 2014, 2013 and 2012, respectively.

(2)	Amounts are net of benefit from income taxes of $0, less than $1 million and $1 million for the years ended December 31, 2014, 2013 and 2012, respectively.

(3)
Amounts are net of provision for income taxes of $117 million for the year ended December 31, 2014, net of benefit from income taxes of $156 million for the year ended December 31, 2013, and net of provision for income taxes of $112 million for the year ended December 31, 2012.

(4)	Amounts are net of provision for income taxes of $16 million, $23 million and $79 million for the years ended December 31, 2014, 2013 and 2012, respectively.

(5)
Amounts are net of benefit from income taxes of $29 million for the year ended December 31, 2014, net of provision for income taxes of $33 million for the year ended December 31, 2013, and net of benefit from income taxes of $41 million for the year ended December 31, 2012.

(6)	Amounts are net of benefit from income taxes of $49 million, $52 million and $52 million for the years ended December 31, 2014, 2013 and 2012, respectively.
See accompanying notes to the consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(In millions, except share data)

	December 31,
	2014	2013
ASSETS
Cash and equivalents	$1,783	$1,838
Cash required to be segregated under federal or other regulations	555	1,066
Available-for-sale securities	12,388	13,592
Held-to-maturity securities (fair value of $12,476 and $10,092 at December 31, 2014 and 2013, respectively)	12,248	10,181
Margin receivables	7,675	6,353
Loans receivable, net (net of allowance for loan losses of $404 and $453 at December 31, 2014 and 2013, respectively)	5,979	8,123
Investment in FHLB stock	88	61
Property and equipment, net	245	237
Goodwill	1,792	1,792
Other intangibles, net	194	216
Other assets	2,583	2,821
Total assets	$45,530	$46,280
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$24,890	$25,971
Securities sold under agreements to repurchase	3,672	4,543
Customer payables	6,455	6,310
FHLB advances and other borrowings	1,299	1,279
Corporate debt	1,366	1,768
Other liabilities	2,473	1,553
Total liabilities	40,155	41,424
Commitments and contingencies (see Note 21)
Shareholders’ equity:
Common stock, $0.01 par value, shares authorized: 400,000,000 at December 31, 2014 and 2013; shares issued and outstanding: 289,272,576 and 287,357,001 at December 31, 2014 and 2013, respectively	3	3
Additional paid-in-capital ("APIC")	7,350	7,328
Accumulated deficit	(1,729)	(2,022)
Accumulated other comprehensive loss	(249)	(453)
Total shareholders’ equity	5,375	4,856
Total liabilities and shareholders’ equity	$45,530	$46,280
See accompanying notes to the consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In millions)

			Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Common Stock
	Shares	Amount
Balance, December 31, 2011	285	$3	$7,307	$(1,995)	$(387)	$4,928
Net loss	—	—	—	(113)	—	(113)
Other comprehensive income	—	—	—	—	77	77
Exercise of stock options and related tax effects	—	—	(5)	—	—	(5)
Issuance of restricted stock, net of forfeitures and retirements to pay taxes	1	—	(4)	—	—	(4)
Share-based compensation	—	—	21	—	—	21
Balance, December 31, 2012	286	$3	$7,319	$(2,108)	$(310)	$4,904
Net income	—	—	—	86	—	86
Other comprehensive loss	—	—	—	—	(143)	(143)
Exercise of stock options and related tax effects	—	—	(4)	—	—	(4)
Issuance of restricted stock, net of forfeitures and retirements to pay taxes	1	—	(7)	—	—	(7)
Share-based compensation	—	—	20	—	—	20
Balance, December 31, 2013	287	$3	$7,328	$(2,022)	$(453)	$4,856
Net income	—	—	—	293	—	293
Other comprehensive income	—	—	—	—	204	204
Conversion of convertible debentures	1	—	5	—	—	5
Exercise of stock options and related tax effects	—	—	6	—	—	6
Issuance of restricted stock, net of forfeitures and retirements to pay taxes	1	—	(13)	—	—	(13)
Share-based compensation	—	—	24	—	—	24
Balance at December 31, 2014	289	$3	$7,350	$(1,729)	$(249)	$5,375

See accompanying notes to the consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CASH FLOWS (In millions)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income (loss)	$293	$86	$(113)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for loan losses	36	143	355
Depreciation and amortization (including discount amortization and accretion)	331	395	409
Net impairment and gains on loans and securities, net	(36)	(58)	(183)
Impairment of goodwill	—	142	—
Equity in income of investments and other	(3)	(4)	(1)
Losses on early extinguishment of debt	6	—	135
Share-based compensation	24	20	21
Deferred taxes	155	107	(137)
Other	1	—	(1)
Net effect of changes in assets and liabilities:
Decrease (increase) in cash required to be segregated under federal or other regulations	511	(689)	899
Increase in margin receivables	(1,322)	(549)	(978)
Increase (decrease) in customer payables	145	1,345	(626)
Proceeds from sales and repayments of loans held-for-sale	11	15	343
Originations of loans held-for-sale	—	—	(332)
Net increase in trading securities	—	—	(47)
(Increase) decrease in other assets	(156)	33	265
Increase (decrease) in other liabilities	705	131	(168)
Net cash provided by (used in) operating activities	701	1,117	(159)
Cash flows from investing activities:
Purchases of available-for-sale securities	(1,564)	(7,042)	(10,049)
Proceeds from sales, maturities of and principal payments on available-for-sale securities	3,323	6,263	12,446
Purchases of held-to-maturity securities	(3,209)	(2,527)	(4,814)
Proceeds from maturities of and principal payments on held-to-maturity securities	1,144	1,828	1,308
Proceeds from sale of loans	813	—	—
Net decrease in loans receivable	1,273	1,724	1,766
Capital expenditures for property and equipment	(87)	(47)	(80)
Proceeds from sale of G1 Execution Services, Inc.	76	—	—
Cash transferred on sale of G1 Execution Services, Inc.	(9)	—	—
Proceeds from sale of real estate owned and repossessed assets	37	62	102
Net cash flow from derivatives hedging assets	(15)	19	(85)
Other	(69)	6	71
Net cash provided by investing activities	1,713	286	665

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CASH FLOWS—(Continued) (In millions)

	Year Ended December 31,
	2014	2013	2012
Cash flows from financing activities:
Net (decrease) increase in deposits	$(1,081)	$(2,422)	$1,932
Net (decrease) increase in securities sold under agreements to repurchase	(871)	88	(561)
Advances from FHLB	730	2,180	2,930
Payments on advances from FHLB	(730)	(2,180)	(4,284)
Net proceeds from issuance of senior notes	540	—	1,305
Payments on senior and springing lien notes	(940)	—	(1,174)
Net cash flow from derivatives hedging liabilities	(170)	5	25
Other	53	2	(17)
Net cash (used in) provided by financing activities	(2,469)	(2,327)	156
(Decrease) increase in cash and equivalents	(55)	(924)	662
Cash and equivalents, beginning of period	1,838	2,762	2,100
Cash and equivalents, end of period	$1,783	$1,838	$2,762
Supplemental disclosures:
Cash paid for interest	$318	$277	$592
Cash paid for income taxes, net of refunds	$—	$2	$6
Non-cash investing and financing activities:
Transfers of loans held-for-investment to loans held-for-sale	$795	$41	$—
Transfers from loans to other real estate owned and repossessed assets	$53	$75	$128
Transfers from other real estate owned and repossessed assets to loans	$16	$—	$—
Conversion of convertible debentures to common stock	$5	$—	$—
Reclassification of market making business assets and liabilities to business held-for-sale	$—	$79	$—

See accompanying notes to the consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1—ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization—E*TRADE Financial Corporation is a financial services company that provides brokerage and related products and services primarily to individual retail investors under the brand "E*TRADE Financial." The Company also provides investor-focused banking products, primarily sweep deposits, to retail investors. The Company’s most significant subsidiaries are described below:

•	E*TRADE Securities LLC is a registered broker-dealer and is the primary provider of brokerage products and services to the Company’s customers;

•	E*TRADE Clearing LLC is the clearing firm for the Company’s brokerage subsidiaries and its main purpose is to clear and settle securities transactions for customers of E*TRADE Securities LLC;

•
E*TRADE Bank is a federally chartered savings bank utilized by E*TRADE's broker-dealers to maximize the value of customer deposits. It provides the Company's customers with FDIC insurance on a certain amount of customer deposits and provides other banking products to its customers; and

•	E*TRADE Financial Corporate Services is an operating subsidiary of the parent company and is the provider of software and services for managing equity compensation plans to our corporate customers.
On February 10, 2014, the Company completed the sale of its subsidiary G1 Execution Services, LLC, a registered broker-dealer and market maker, to an affiliate of Susquehanna International Group, LLP. The sale generated cash proceeds of $76 million.
As of December 31, 2014, the Company's two primary U.S. broker-dealers, E*TRADE Clearing LLC and E*TRADE Securities LLC, were operating subsidiaries of E*TRADE Bank. The Company recently received regulatory approval to move both E*TRADE Clearing LLC and E*TRADE Securities LLC out from under E*TRADE Bank. E*TRADE Securities LLC was moved out from under E*TRADE Bank in February 2015 and we plan to move E*TRADE Clearing LLC later in 2015.
Basis of Presentation—The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries as determined under the voting interest model. Entities in which the Company has the ability to exercise significant influence but in which the Company does not possess control are generally accounted for by the equity method. Entities in which the Company does not have the ability to exercise significant influence are generally carried at cost. However, investments in marketable equity securities where the Company does not have the ability to exercise significant influence over the entities are accounted for as available-for-sale securities. The Company also evaluates its initial and continuing involvement with certain entities to determine if the Company is required to consolidate the entities under the variable interest entity ("VIE") model. This evaluation is based on a qualitative assessment of whether the Company is the primary beneficiary of the VIE, which requires the Company to possess both: 1) the power to direct activities that most significantly impact the economic performance of the VIE; and 2) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE.
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
The Company reports corporate interest expense separately from operating interest expense. The Company believes reporting these items separately provides a clearer picture of the financial performance of the Company’s operations than would a presentation that combined these two items. Operating interest expense is generated from the operations of the Company. Corporate debt, which is the primary source of corporate interest expense, is related to prior recapitalization transactions and acquisitions.
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

Related Parties—Joseph M. Velli, Chairman and CEO of ConvergEx Group, served on the Board of Directors from January 2010 to October 1, 2014. During this period, the Company used ConvergEx Group for clearing and transfer agent services. Payments for these services represented less than 1% of the Company’s total operating expenses for each of the years ended December 31, 2014, 2013 and 2012.
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
Financial Statement Descriptions and Related Accounting Policies—Below are descriptions and accounting policies for certain of the Company’s financial statement categories:
Cash and Equivalents—The Company considers all highly liquid investments with original or remaining maturities of three months or less at the time of purchase that are not required to be segregated under federal or other regulations to be cash and equivalents. Cash and equivalents included $0.9 billion and $1.0 billion at December 31, 2014 and 2013, respectively, of overnight cash deposits, a portion of which the Company is required to maintain with the Federal Reserve Bank.
Cash Required to be Segregated Under Federal or Other Regulations—Certain cash balances that are required to be segregated for the exclusive benefit of the Company’s brokerage customers are included in the cash required to be segregated under federal or other regulations line item.
Available-for-Sale Securities—Available-for-sale securities consist primarily of debt securities and also include equity securities. Securities classified as available-for-sale are carried at fair value, with the unrealized gains and losses, after any applicable hedge accounting adjustments, reflected as a component of accumulated other comprehensive loss, net of tax. Realized and unrealized gains or losses on available-for-sale debt and equity securities are computed using the specific identification method. Interest earned on available-for-sale debt and equity securities is included in operating interest income. Amortization or accretion of premiums and discounts on available-for-sale debt securities are also recognized in operating interest income using the effective interest method over the contractual life of the security. Realized gains and losses on available-for-sale debt and equity securities, other than OTTI, are included in the gains on loans and securities, net line item. Available-for-sale securities that have an unrealized loss (impaired securities) are evaluated for OTTI at each balance sheet date.
Held-to-Maturity Securities—Held-to-maturity securities consist of debt securities, primarily residential mortgage-backed securities and agency debt securities. Held-to-maturity securities are carried at amortized cost based on the Company’s intent and ability to hold these securities to maturity. Interest earned on held-to-maturity debt securities is included in operating interest income. Amortization or accretion of premiums and discounts are also recognized in operating interest income using the effective interest method over the contractual life of the security. Held-to-maturity securities that have an unrecognized loss (impaired securities) are evaluated for OTTI at each balance sheet date in a manner consistent with available-for-sale debt securities.
Margin Receivables—Margin receivables represent credit extended to customers to finance their purchases of securities by borrowing against securities the customers own. Securities owned by customers are held as collateral for amounts due on the margin receivables, the value of which is not reflected in the consolidated balance sheet. The Company is permitted to sell or re-pledge these securities held as collateral and use the securities to enter into securities lending transactions, to collateralize borrowings or for delivery to counterparties to cover customer short positions. The fair value of securities that the Company received as collateral in connection with margin receivables and securities borrowing activities, where the Company is permitted to sell or re-pledge the securities, was approximately $10.8 billion and $9.1 billion at December 31, 2014 and 2013, respectively. Of this amount, $2.9 billion and $1.9 billion had been pledged or sold in connection with securities loans, bank borrowings and deposits with clearing organizations at December 31, 2014 and 2013, respectively.
Loans Receivable, Net—Loans receivable, net consists of real estate and consumer loans that management has the intent and ability to hold for the foreseeable future or until maturity, also known as loans held-for-investment. Loans held-for-investment are carried at amortized cost adjusted for unamortized premiums or discounts on purchased loans, deferred fees or costs on originated loans, net charge-offs, and the allowance for loan losses. Premiums or discounts on purchased loans and deferred fees or costs on originated loans are recognized in operating interest income using the effective interest method over the contractual life of the loans and are adjusted for actual prepayments. The Company’s classes of loans are one- to four-family, home equity and consumer and other loans.

Impaired Loans—The Company considers a loan to be impaired when it meets the definition of a TDR. Impaired loans exclude smaller-balance homogeneous one- to four-family, home equity and consumer and other loans that have not been modified as TDRs and are collectively evaluated for impairment.
TDRs—Loan modifications completed under the Company’s loss mitigation programs in which economic concessions were granted to borrowers experiencing financial difficulty are considered TDRs. TDRs also include loans that have been charged-off based on the estimated current value of the underlying property less estimated selling costs due to bankruptcy notification even if the loan has not been modified under the Company’s programs. Upon being classified as a TDR, such loan is categorized as an impaired loan and is considered impaired until maturity regardless of whether the borrower performs under the terms of the loan. The Company also processes minor modifications on a number of loans through traditional collections actions taken in the normal course of servicing delinquent accounts. Minor modifications resulting in an insignificant delay in the timing of payments are not considered economic concessions and therefore are not classified as TDRs.
Impairment on loan modifications is measured on an individual loan level basis, generally using a discounted cash flow model. When certain characteristics of the modified loan cast substantial doubt on the borrower’s ability to repay the loan, the Company identifies the loan as collateral dependent and charges-off the amount of the modified loan balance in excess of the estimated current value of the underlying property less estimated selling costs. Collateral dependent TDRs are identified based on the terms of the modification, which includes assigning a higher level of risk to loans in which the LTV or CLTV is greater than 110% or 125%, respectively, a borrower’s credit score is less than 600 and certain types of modifications, such as interest-only payments. TDRs that are not identified as higher risk using this risk assessment process and for which impairment is measured using a discounted cash flow model, continue to be evaluated in the event that they become higher risk collateral dependent TDRs.
TDRs, excluding loans in bankruptcy, are classified as nonperforming loans at the time of modification. Such TDRs return to accrual status after six consecutive payments are made in accordance with the modified terms. Accruing TDRs that subsequently become delinquent will immediately return to nonaccrual status. Bankruptcy loans are classified as nonperforming loans within 60 days of bankruptcy notification and remain on nonaccrual status regardless of the payment history.
Nonperforming Loans—The Company classifies loans as nonperforming when they are no longer accruing interest, which includes loans that are 90 days and greater past due, TDRs that are on nonaccrual status for all classes of loans (including loans in bankruptcy) and certain junior liens that have a delinquent senior lien. Interest previously accrued, but not collected, is reversed against current income when a loan is placed on nonaccrual status. Interest payments received on nonperforming loans are recognized on a cash basis in operating interest income until it is doubtful that full payment will be collected, at which point payments are applied to principal. The recognition of deferred fees or costs on originated loans and premiums or discounts on purchased loans in operating interest income is discontinued for nonperforming loans. Nonperforming loans, excluding TDRs, loans in bankruptcy and certain junior liens that have a delinquent senior lien, return to accrual status when the loan becomes less than 90 days past due. Loans modified as TDRs return to accrual status after six consecutive payments have been made in accordance with the modified terms. All bankruptcy loans remain on nonaccrual status regardless of the payment history. Certain junior liens that have a delinquent senior lien remain on nonaccrual status until certain performance criteria are met.
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

For loans that are not TDRs, the Company established a general allowance. The one- to four-family and home equity loan portfolios represented 48% and 45%, respectively, of total loans receivable as of December 31, 2014. The one- to four-family and home equity loan portfolios are separated into risk segments based on key risk factors, which include but are not limited to loan type, delinquency history, documentation type, LTV/CLTV ratio and borrowers’ credit scores. For home equity loans in the second lien position, the original balance of the first lien loan at origination date and updated valuations on the property underlying the loan are used to calculate CLTV. Both current CLTV and FICO scores are among the factors utilized to categorize the risk associated with mortgage loans and assign a probability assumption of future default. The Company utilizes historical mortgage loan performance data to develop the forecast of delinquency and default for these risk segments.
The general allowance for loan losses also includes a qualitative component to account for a variety of factors that present additional uncertainty that may not be fully considered in the quantitative loss model but are factors the Company believes may impact the level of credit losses. The Company utilizes a qualitative factor framework whereby, on a quarterly basis, management assesses the risk associated with three main factors. These factors are: external factors, such as changes in the macroeconomic, legal and regulatory environment; internal factors, such as procedural changes and reliance on third parties; and portfolio specific factors, such as the impact on borrowers' monthly payments from one- to four-family loans converting from interest only to amortizing. The uncertainty related to these factors may expand over time, temporarily increasing the qualitative component in advance of the more precise identification of these probable losses being captured within the general allowance. The total qualitative component was $37 million and $62 million as of December 31, 2014 and 2013, respectively.
During the year ended December 31, 2014, we enhanced our quantitative allowance methodology to identify higher risk home equity lines of credit and extend the period of management’s forecasted loan losses captured within the general allowance to include the total probable loss on a subset of these higher risk loans. These enhancements drove the migration of estimated losses previously captured on these loans from the qualitative component to the quantitative component of the general allowance, and drove the majority of the provision for loan losses within the home equity portfolio during the year ended December 31, 2014. During the year ended December 31, 2013, the Company increased its default assumptions related to balloon loans and extended the period of management's forecasted loan losses captured within the general allowance to include the total probable loss on higher risk balloon loans. The overall impact of these refinements drove the substantial majority of provision for loan losses during the year ended December 31, 2013.
The consumer and other loan portfolio is separated into risk segments by product and delinquency status. The Company utilizes historical performance data and historical recovery rates on collateral liquidation to forecast delinquency and loss at the product level. The consumer and other loan portfolio represented 7% of total loans receivable as of December 31, 2014. The qualitative component for the consumer and other loan portfolio was $1 million and $4 million as of December 31, 2014 and 2013, respectively.
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

Property and Equipment, Net—Property and equipment are carried at cost and depreciated on a straight-line basis over their estimated useful lives, generally three to seven years. Leasehold improvements are depreciated over the lesser of their estimated useful lives or lease terms. Buildings are depreciated over the lesser of their estimated useful lives or thirty-five years. Land is carried at cost. An impairment loss is recognized if the carrying amount of the long-lived asset is not recoverable and exceeds its fair value.
On October 31, 2014, the Company executed a sale-leaseback transaction on its office located in Alpharetta, Georgia. The Company recorded the net sales proceeds of approximately $56 million as a financing obligation and the related assets continue to be included in the property and equipment, net line item on the consolidated balance sheet. For additional information on the sale-leaseback, see Note 9—Property and Equipment, Net.
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
Other intangibles, net represents the excess of the purchase price over the fair value of net tangible assets acquired through the Company’s business combinations. The Company currently does not have any intangible assets with indefinite lives. The Company evaluates other intangible assets with finite lives for impairment on an annual basis or when events or changes indicate the carrying value may not be recoverable. The Company also evaluates the remaining useful lives of intangible assets with finite lives each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization.
For additional information on goodwill and other intangibles, net, see Note 10—Goodwill and Other Intangibles, Net.
Real Estate Owned and Repossessed Assets—Real estate owned and repossessed assets are included in the other assets line item in the consolidated balance sheet. Real estate owned represents real estate acquired through foreclosure and also includes those properties acquired through a deed in lieu of foreclosure or similar legal agreement. Both real estate owned and repossessed assets are carried at the lower of carrying value or fair value, less estimated selling costs.
Equity and Cost Method Investments—The Company’s equity and cost method investments are generally limited liability investments in partnerships, companies and other similar entities, including tax credit partnerships and community development entities, that are not required to be consolidated. Equity and cost method investments are reported in the other assets line item in the consolidated balance sheet. Under the equity method, the Company recognizes its share of the investee’s net income or loss in the equity in income (loss) of investments and other line item in the consolidated statement of income (loss). Additionally, the Company recognizes a liability for all legally binding unfunded equity commitments to the investees in the other liabilities line item in the consolidated balance sheet.
The Company evaluates its equity and cost method investments for impairment when events or changes indicate the carrying value may not be recoverable. If the impairment is determined to be other-than-temporary, the Company will recognize an impairment loss in the equity in income (loss) of investments and other line item equal to the difference between the expected realizable value and the carrying value of the investment.
Income Taxes—Deferred income taxes are recorded when revenues and expenses are recognized in different periods for financial statement purposes than for tax purposes. Deferred tax asset or liability account balances are calculated at the balance sheet date using current tax laws and rates in effect. Valuation allowances for deferred tax assets are established if it is determined, based on evaluation of available evidence at the time the determination is made, that it is more likely than not that some or all of the deferred tax assets will not be realized. Income tax expense (benefit) includes (i) deferred tax expense (benefit), which generally represents the net change in the deferred tax asset or liability balance during the year plus any change in valuation allowances, and (ii) current tax expense (benefit), which represents the amount of tax currently payable to or receivable from a taxing authority. Uncertain tax positions are only recognized to the extent it is more likely than not that the uncertain tax position will be sustained upon examination. For uncertain tax positions, tax benefit is recognized for cases in which it is more than fifty percent likely of being sustained on ultimate settlement. For additional information on income taxes, see Note 16—Income Taxes.
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
Customer Payables—Customer payables represent credit balances in customer accounts arising from deposits of funds and sales of securities and other funds pending completion of securities transactions. Customer payables primarily represent customer cash contained within the Company’s broker-dealer subsidiaries. The Company pays interest on certain customer payables balances.
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
Accounting for derivatives differs significantly depending on whether a derivative is designated as a hedge based on the applicable accounting guidance and, if designated as a hedge, the type of hedge designation. Derivative instruments designated in hedging relationships that mitigate the exposure to the variability in expected future cash flows or other forecasted transactions are considered cash flow hedges. Derivative instruments in hedging relationships that mitigate exposure to changes in the fair value of assets or liabilities are considered fair value hedges. In order to qualify for hedge accounting, the Company formally documents at inception all relationships between hedging instruments and hedged items and the risk management objective and strategy for each hedge transaction. Cash flow and fair value hedge ineffectiveness is measured on a quarterly basis and is included in the gains on loans and securities, net line item in the consolidated statement of income (loss). Cash flows from derivative instruments in hedging relationships are classified in the same category on the consolidated statement of cash flows as the cash flows from the items being hedged. The Company also recognizes certain contracts and commitments as derivatives when the characteristics of those contracts and commitments meet the definition of a derivative. Gains and losses on derivatives that are not held as accounting hedges are recognized in the gains on loans and securities, net line item in the consolidated statement of income (loss). For additional information on derivative instruments and hedging activities, see Note 8—Accounting for Derivative Instruments and Hedging Activities.
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
Operating Interest Income—Operating interest income is recognized as earned through holding interest-earning assets, such as loans, available-for-sale securities, held-to-maturity securities, margin receivables, cash and equivalents, segregated cash, and securities lending activities. Operating interest income also includes the impact of the Company’s derivative transactions related to interest-earning assets.
Operating Interest Expense—Operating interest expense is recognized as incurred through holding interest-bearing liabilities, such as deposits, customer payables, securities sold under agreements to repurchase, FHLB advances and other borrowings, and securities lending activities and other balances. Operating interest expense also includes the impact of the Company’s derivative transactions related to interest-bearing liabilities.
Commissions—Commissions are derived from the Company’s customers and are impacted by both trade types and trade mix. Commissions from securities transactions are recognized on a trade-date basis.
Fees and Service Charges—Fees and service charges consist of order flow revenue, mutual fund service fees, advisor management fees, foreign exchange revenue, reorganization fees and other fees and service charges. Order flow revenue is accrued in the same period in which the related securities transactions are completed or related services are rendered.

Principal Transactions—Principal transactions consisted of revenue from market making activities. The Company completed the sale of its market making business on February 10, 2014 and therefore no longer records revenue from principal transactions. For additional information on the market making business, see Note 2—Disposition.
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
OTTI—The Company considers OTTI for an available-for-sale or held-to-maturity debt security to have occurred if one of the following conditions are met: the Company intends to sell the impaired debt security; it is more likely than not that the Company will be required to sell the impaired debt security before recovery of the security’s amortized cost basis; or the Company does not expect to recover the entire amortized cost basis of the security. The Company’s evaluation of whether it intends to sell an impaired debt security considers whether management has decided to sell the security as of the balance sheet date. The Company’s evaluation of whether it is more likely than not that the Company will be required to sell an impaired debt security before recovery of the security’s amortized cost basis considers the likelihood of sales that involve legal, regulatory or operational requirements. For impaired debt securities that the Company does not intend to sell and it is not more likely than not that the Company will be required to sell before recovery of the security’s amortized cost basis, the Company uses both qualitative and quantitative valuation measures to evaluate whether the Company expects to recover the entire amortized cost basis of the security. The Company considers all available information relevant to the collectability of the security, including credit enhancements, security structure, vintage, credit ratings and other relevant collateral characteristics.
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
Share-Based Payments—In 2005, the Company adopted and the stockholders approved the 2005 Stock Incentive Plan ("2005 Plan") to replace the 1996 Stock Incentive Plan ("1996 Plan") which provides for the grant of nonqualified or incentive stock options, restricted stock awards and restricted stock units to officers, directors, employees and consultants for the purchase of newly issued shares of the Company’s common stock at a price determined by the Board at the date of the grant. The Company does not have a specific policy for issuing shares upon stock option exercises and share unit conversions; however, new shares are typically issued in connection with exercises and conversions. The Company intends to continue to issue new shares for future exercises and conversions.
Through 2011, the Company issued options to the Company's Board of Directors and to certain of the Company's officers and employees. Options are generally exercisable ratably over a two- to four-year period from the date the option is granted and expire within seven to ten years from the date of grant. Certain options provide for accelerated vesting upon a change in control. Exercise prices were generally equal to the fair value of the shares on the grant date. As of December 31, 2014, there were 0.7 million shares outstanding and less than $1 million of total unrecognized compensation expense related to non-vested stock options. This cost is expected to be recognized over a weighted-average period of 0.1 year.
The Company issues restricted stock awards to the Company's Board of Directors and restricted stock units to certain of the Company's officers and employees. Each restricted stock unit can be converted into one share of the Company’s common stock upon vesting. These restricted stock awards and units are issued at the fair value on the date of grant and vest ratably over the requisite service period, generally one year for restricted stock awards and three to four years for restricted stock units. As of December 31, 2014, there were 3.3 million awards and units outstanding and $31 million of total unrecognized compensation expense related to non-vested awards. This cost is expected to be recognized over a weighted-average period of 1.6 years. The total fair value of restricted stock awards and restricted stock units vested was $34 million, $19 million and $10 million for the years ended December 31, 2014, 2013 and 2012, respectively.
The Company recognized $24 million, $20 million and $21 million in compensation expense for its options, restricted stock awards and restricted stock units for the years ended December 31, 2014, 2013 and 2012, respectively.
Under the 2005 Plan, the remaining unissued authorized shares of the 1996 Plan, up to 4.2 million shares, were authorized for issuance. Additionally, any shares that had been awarded but remained unissued under the 1996 Plan that were subsequently canceled, would be authorized for issuance under the 2005 Plan, up to 3.9 million shares. In May 2009 and 2010, an additional 3.0 million and 12.5 million shares, respectively, were authorized for issuance under the 2005 Plan at the Company’s annual meetings of stockholders in each of those respective years. As of December 31, 2014, 7.2 million shares were available for grant under the 2005 Plan.
The Company records share-based compensation expense in accordance with the stock compensation accounting guidance. The Company recognizes compensation expense at the grant date fair value of a share-based payment award over the requisite service period less estimated forfeitures. Share-based compensation expense is included in the compensation and benefits line item.
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

Accounting for Investments in Qualified Affordable Housing Projects

In January 2014, the FASB amended the accounting guidance for investments in qualified affordable housing projects. The amended accounting guidance permits reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, the initial cost of the investment is amortized in proportion to the tax credits and other tax benefits received and the net investment performance is recognized in the consolidated statement of income (loss) as a component of income tax expense (benefit). The adoption of the amended accounting guidance on a retrospective basis on January 1, 2015 will not have a material impact on the Company’s financial condition, results of operations or cash flows.

Reclassification of Residential Real Estate Collateralized Mortgage Loans upon Foreclosure

In January 2014, the FASB amended the accounting and disclosure guidance on reclassifications of residential real estate collateralized mortgage loans upon foreclosure. The amended guidance clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The amended disclosure guidance requires interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in mortgage loans collateralized by residential real estate property that are in the process of foreclosure. As early adoption was permitted, the Company early adopted the amended guidance on a modified retrospective basis as of January 1, 2014. The adoption of the amended accounting guidance did not have a material impact on the Company’s financial condition, results of operations or cash flows.

Presentation and Disclosure of Discontinued Operations

In April 2014, the FASB amended the presentation and disclosure guidance on disposal transactions. The amended guidance raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. The amended guidance became effective for all disposals or classifications as held for sale occurring in annual and interim periods beginning on January 1, 2015 for the Company. The adoption of the amended guidance did not have a material impact on the Company’s current financial condition, results of operations or cash flows; however, it may impact the reporting of future disposals if and when they occur.

Revenue Recognition on Contracts with Customers

In May 2014, the FASB amended the guidance on revenue recognition on contracts with customers. The new standard outlines a single comprehensive model for entities to apply in accounting for revenue arising from contracts with customers. The amended guidance will be effective for annual and interim periods beginning on January 1, 2017 for the Company and may be applied on either a full retrospective or modified retrospective basis. Early adoption is not permitted. While the Company is currently evaluating the impact of the new accounting guidance, the adoption of the amended guidance is not expected to have a material impact on the Company’s financial condition, results of operations or cash flows.

Accounting and Disclosures for Repurchase Agreements

In June 2014, the FASB amended the accounting and disclosure guidance on repurchase agreements. The amended guidance requires entities to account for repurchase-to-maturity transactions as secured borrowings, eliminates accounting guidance on linked repurchase financing transactions, and expands the disclosure requirements related to transfers of financial assets accounted for as sales and as secured borrowings. The amended accounting guidance and the amended disclosure guidance for transfers of financial assets accounted for as sales became effective for annual and interim periods beginning on January 1, 2015 for the Company and will be applied using a cumulative-effect approach as of that date. The amended disclosure guidance for transfers of financial assets accounted for as secured borrowings will be effective for annual periods beginning on January 1, 2015 and interim periods beginning on April 1, 2015 for the Company. The adoption of the amended guidance will not have a material impact on the Company’s financial condition, results of operations or cash flows. The Company's disclosures will reflect the adoption of the amended disclosure guidance in the applicable reporting periods in 2015.

Classification of Government-Guaranteed Mortgage Loans upon Foreclosure

In August 2014, the FASB amended the accounting and disclosure guidance related to the classification of certain government-guaranteed mortgage loans upon foreclosure. The amended guidance requires entities to derecognize a mortgage loan and recognize a separate other receivable upon foreclosure if certain conditions are met. The separate other receivable is recorded based on the amount of principal and interest expected to be recovered under the guarantee. The amended guidance became effective for annual and interim periods beginning on January 1, 2015 for the Company and will be applied on a modified retrospective basis. The adoption of the amended guidance will not have a material impact on the Company’s financial condition, results of operations or cash flows.

Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern

In August 2014, the FASB amended the guidance related to an entity’s evaluations and disclosures of going concern uncertainties. The new guidance requires management to perform interim and annual assessments of the entity’s ability to continue as a going concern within one year of the date the financial statements are issued, and to provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The amended guidance will be effective for the Company for annual periods beginning on January 1, 2016 and for interim periods beginning on January 1, 2017. Early adoption is permitted. The adoption of the amended guidance will not impact the Company’s financial condition, results of operations or cash flows.

Consolidation

In February 2015, the FASB amended the guidance on consolidation of certain legal entities. The amended guidance modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership, and revises the consolidation analysis related to fee arrangements and related party relationships. The amended guidance will be effective for annual and interim periods beginning on January 1, 2016 for the Company and may be applied on either a full retrospective or modified retrospective basis. While the Company is currently evaluating the impact of the new accounting guidance, the adoption of the amended guidance is not expected to have a material impact on the Company’s financial condition, results of operations or cash flows.

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

NOTE 3—OPERATING INTEREST INCOME AND OPERATING INTEREST EXPENSE
The following table shows the components of operating interest income and operating interest expense (dollars in millions):

	Year Ended December 31,
	2014	2013	2012
Operating interest income:
Loans	$297	$395	$496
Available-for-sale securities	288	279	360
Held-to-maturity securities	328	255	237
Margin receivables	264	224	216
Securities borrowed and other	116	67	62
Total operating interest income(1)	1,293	1,220	1,371
Operating interest expense:
Securities sold under agreements to repurchase	(123)	(148)	(158)
FHLB advances and other borrowings	(65)	(68)	(93)
Deposits	(8)	(13)	(24)
Customer payables and other	(9)	(9)	(11)
Total operating interest expense(2)	(205)	(238)	(286)
Net operating interest income	$1,088	$982	$1,085

(1)
Operating interest income reflects $(31) million, $(16) million, and $(10) million of expense on hedges that qualify for hedge accounting for the years ended December 31, 2014, 2013, and 2012, respectively.

(2)
Operating interest expense reflects $132 million, $153 million, and $142 million of expense on hedges that qualify for hedge accounting for the years ended December 31, 2014, 2013, and 2012, respectively.

NOTE 4—FAIR VALUE DISCLOSURES
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the Company may use various valuation approaches, including market, income and/or cost approaches. The fair value hierarchy requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Fair value is a market-based measure considered from the perspective of a market participant. Accordingly, even when market assumptions are not readily available, the Company’s own assumptions reflect those that market participants would use in pricing the asset or liability at the measurement date. The fair value measurement accounting guidance describes the following three levels used to classify fair value measurements:

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
Recurring Fair Value Measurement Techniques
Agency Debentures and U.S. Treasury Securities
The fair value measurements of agency debentures were classified as Level 2 of the fair value hierarchy as they were based on quoted market prices observable in the marketplace. The fair value measurements of U.S. Treasury securities, included in deposits with clearing organizations at December 31, 2013, were classified as Level 1 of the fair value hierarchy as they were based on quoted market prices in active markets. The Company did not hold any of these securities at December 31, 2014.
Residential Mortgage-backed Securities
The Company’s residential mortgage-backed securities portfolio primarily comprised agency mortgage-backed securities and CMOs. Agency mortgage-backed securities and CMOs are guaranteed by U.S. government sponsored enterprises and federal agencies. The weighted average coupon rates for the available-for-sale residential mortgage-backed securities at December 31, 2014 are shown in the following table:

Weighted Average Coupon Rate
Agency mortgage-backed securities	3.10%
Agency CMOs	3.08%
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
The Company’s municipal bonds are revenue bonds issued by state and other local government agencies. The valuation of corporate bonds is impacted by the credit worthiness of the corporate issuer. All of the Company’s municipal bonds and corporate bonds were rated investment grade at December 31, 2014. These securities were valued using a market approach with pricing service valuations corroborated by recent market transactions for identical or similar bonds. Municipal bonds and corporate bonds were categorized in Level 2 of the fair value hierarchy.
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
Securities Owned and Securities Sold, Not Yet Purchased
Securities transactions that were entered into by G1 Execution Services, LLC included trading securities classified as held-for-sale assets within other assets and securities sold, not yet purchased classified as held-for-sale liabilities in the Company’s fair value disclosures at December 31, 2013. The Company’s definition of actively traded was based on average daily volume and other market trading statistics. The majority of the Company's securities owned and securities sold, not yet purchased were categorized in Level 1 of the fair value hierarchy. The fair value of these securities was determined using listed or quoted market prices. The Company did not hold any of these securities at December 31, 2014. Refer to Note 2-Disposition for additional information on the sale of G1 Execution Services, LLC.
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
The following table presents additional information about significant unobservable inputs used in the valuation of assets measured at fair value on a nonrecurring basis that were categorized in Level 3 of the fair value hierarchy at December 31, 2014:

	Unobservable Inputs	Average	Range
Loans receivable:
One- to four-family	Appraised value	$378,700	$37,000-$1,800,000
Home equity	Appraised value	$280,400	$9,000-$1,190,000
Real estate owned	Appraised value	$342,800	$5,000-$1,950,000
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

Recurring and Nonrecurring Fair Value Measurements
Assets and liabilities measured at fair value at December 31, 2014 and 2013 are summarized in the following tables (dollars in millions):

	Level 1	Level 2	Level 3	Total Fair Value
December 31, 2014:
Recurring fair value measurements:
Assets
Available-for-sale securities:
Debt securities:
Agency residential mortgage-backed securities and CMOs	$—	$11,164	$—	$11,164
Agency debentures	—	648	—	648
Agency debt securities	—	499	—	499
Municipal bonds	—	40	—	40
Corporate bonds	—	4	—	4
Total debt securities	—	12,355	—	12,355
Publicly traded equity securities	33	—	—	33
Total available-for-sale securities	33	12,355	—	12,388
Other assets:
Derivative assets(1)	—	24	—	24
Total assets measured at fair value on a recurring basis(2)	$33	$12,379	$—	$12,412
Liabilities
Derivative liabilities(1)	$—	$66	$—	$66
Total liabilities measured at fair value on a recurring basis(2)	$—	$66	$—	$66
Nonrecurring fair value measurements:
Loans receivable:
One- to four-family	$—	$—	$46	$46
Home equity	—	—	32	32
Total loans receivable	—	—	78	78
Real estate owned	—	—	38	38
Total assets measured at fair value on a nonrecurring basis(3)	$—	$—	$116	$116

(1)
All derivative assets and liabilities were interest rate contracts at December 31, 2014. Information related to derivative instruments is detailed in Note 8—Accounting for Derivative Instruments and Hedging Activities.

(2)	Assets and liabilities measured at fair value on a recurring basis represented 27% and less than 1% of the Company’s total assets and total liabilities, respectively, at December 31, 2014.

(3)
Represents the fair value of assets prior to deducting estimated selling costs that were carried on the consolidated balance sheet at December 31, 2014, and for which a fair value measurement was recorded during the period.

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

The following table presents the gains and losses associated with the assets measured at fair value on a nonrecurring basis during the years ended December 31, 2014, 2013 and 2012 (dollars in millions):

	December 31,
	2014	2013	2012
One- to four-family	$10	$40	$193
Home equity	30	58	292
Total losses on loans receivable measured at fair value	$40	$98	$485
(Gains) losses on real estate owned measured at fair value	$(2)	$(1)	$12
Losses on goodwill measured at fair value	$—	$142	$—
Transfers Between Levels 1 and 2
For assets and liabilities measured at fair value on a recurring basis, the Company’s transfers between levels of the fair value hierarchy are deemed to have occurred at the beginning of the reporting period on a quarterly basis. The Company had no material transfers between Level 1 and 2 during the years ended December 31, 2014, 2013 and 2012.
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
The following tables present additional information about Level 3 assets measured at fair value on a recurring basis for the years ended December 31, 2014, 2013 and 2012 (dollars in millions):

	Available-for-sale Securities
	Non-agency CMOs
	December 31,
	2014	2013	2012
Beginning of period	$14	$49	$97
Gains (losses) recognized in earnings(1)	6	(3)	(13)
Net gains recognized in other comprehensive income(2)	3	5	18
Sales	(23)	(35)	(68)
Settlements	—	(2)	(23)
Transfers in to Level 3(3)(4)	—	—	211
Transfers out of Level 3(3)(5)	—	—	(173)
End of period	$—	$14	$49

(1)	Gains and losses recognized in earnings are reported in the gains on loans and securities, net and net impairment line items on the consolidated statement of income (loss).

(2)	Net gains recognized in other comprehensive income (loss) are reported in the net change from available-for-sale securities line item.

(3)	The Company's transfers in and out of Level 3 are at the beginning of the reporting period on a quarterly basis.

(4)	Non-agency CMOs were transferred in to Level 3 due to a lack of observable market data, resulting from a decrease in market activity for the securities.

(5)	Non-agency CMOs were transferred out of Level 3 because observable market data became available for those securities.

Fair Value of Financial Instruments Not Carried at Fair Value
The following table summarizes the carrying values, fair values and fair value hierarchy level classification of financial instruments that are not carried at fair value on the consolidated balance sheet at December 31, 2014 and 2013 (dollars in millions):

	December 31, 2014
	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash and equivalents	$1,783	$1,783	$—	$—	$1,783
Cash required to be segregated under federal or other regulations	$555	$555	$—	$—	$555
Held-to-maturity securities:
Agency mortgage-backed securities and CMOs	$9,793	$—	$9,971	$—	$9,971
Agency debentures	164	—	166	—	166
Agency debt securities	2,281	—	2,329	—	2,329
Other non-agency debt securities	10	—	—	10	10
Total held-to-maturity securities	$12,248	$—	$12,466	$10	$12,476
Margin receivables	$7,675	$—	$7,675	$—	$7,675
Loans receivable, net:
One- to four-family	$3,053	$—	$—	$2,742	$2,742
Home equity	2,475	—	—	2,274	2,274
Consumer and other	451	—	—	449	449
Total loans receivable, net(1)	$5,979	$—	$—	$5,465	$5,465
Investment in FHLB stock	$88	$—	$—	$88	$88
Deposits paid for securities borrowed	$474	$—	$474	$—	$474
Liabilities
Deposits	$24,890	$—	$24,890	$—	$24,890
Securities sold under agreements to repurchase	$3,672	$—	$3,681	$—	$3,681
Customer payables	$6,455	$—	$6,455	$—	$6,455
FHLB advances and other borrowings	$1,299	$—	$922	$252	$1,174
Corporate debt	$1,366	$—	$1,491	$—	$1,491
Deposits received for securities loaned	$1,649	$—	$1,649	$—	$1,649

(1)	The carrying value of loans receivable, net includes the allowance for loan losses of $404 million and loans that are valued at fair value on a nonrecurring basis at December 31, 2014.

	December 31, 2013
	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash and equivalents	$1,838	$1,838	$—	$—	$1,838
Cash required to be segregated under federal or other regulations	$1,066	$1,066	$—	$—	$1,066
Held-to-maturity securities:
Agency mortgage-backed securities and CMOs	$8,359	$—	$8,293	$—	$8,293
Agency debentures	164	—	168	—	168
Agency debt securities	1,658	—	1,631	—	1,631
Total held-to-maturity securities	$10,181	$—	$10,092	$—	$10,092
Margin receivables	$6,353	$—	$6,353	$—	$6,353
Loans receivable, net:
One- to four-family	$4,392	$—	$—	$3,790	$3,790
Home equity	3,148	—	—	2,822	2,822
Consumer and other	583	—	—	596	596
Total loans receivable, net(1)	$8,123	$—	$—	$7,208	$7,208
Investment in FHLB stock	$61	$—	$—	$61	$61
Deposits paid for securities borrowed	$536	$—	$536	$—	$536
Liabilities
Deposits	$25,971	$—	$25,971	$—	$25,971
Securities sold under agreements to repurchase	$4,543	$—	$4,571	$—	$4,571
Customer payables	$6,310	$—	$6,310	$—	$6,310
FHLB advances and other borrowings	$1,279	$—	$924	$225	$1,149
Corporate debt	$1,768	$—	$1,951	$—	$1,951
Deposits received for securities loaned	$1,050	$—	$1,050	$—	$1,050

(1)	The carrying value of loans receivable, net includes the allowance for loan losses of $453 million and loans that are valued at fair value on a nonrecurring basis at December 31, 2013.

The fair value measurement techniques for financial instruments not carried at fair value on the consolidated balance sheet at December 31, 2014 and 2013 are summarized as follows:
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
Fair Value of Commitments and Contingencies
In the normal course of business, the Company makes various commitments to extend credit and incur contingent liabilities that are not reflected in the consolidated balance sheet. Changes in the economy or interest rates may influence the impact that these commitments and contingencies have on the Company in the future. The Company does not estimate the fair value of those commitments. The Company has the right to cancel these commitments in certain circumstances and has closed a significant amount of customer home equity lines of credit in the past seven years. At December 31, 2014, the Company had $169 million of unfunded commitments to extend credit. Information related to such commitments and contingent liabilities is detailed in Note 21—Commitments, Contingencies and Other Regulatory Matters.
NOTE 5—OFFSETTING ASSETS AND LIABILITIES
For financial statement purposes, the Company does not offset derivative instruments, repurchase agreements or securities borrowing and securities lending transactions. The Company’s derivative instruments, repurchase agreements and securities borrowing and securities lending transactions are generally transacted under master agreements that are widely used by counterparties and that may allow for net settlements of payments in the normal course, as well as offsetting of all contracts with a given counterparty in the event of bankruptcy or default of one of the two parties to the transaction. The following table presents information about these transactions to enable the users of the Company’s financial statements to evaluate the potential effect of rights of setoff between these recognized assets and recognized liabilities at December 31, 2014 and 2013 (dollars in millions):

				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Collateral Received or Pledged (Including Cash)	Net Amount
December 31, 2014
Assets:
Deposits paid for securities borrowed (1)(5)	$474	$—	$474	$(188)	$(267)	$19
Derivative assets (1)(3)	24	—	24	(15)	(3)	6
Total	$498	$—	$498	$(203)	$(270)	$25

Liabilities:
Repurchase agreements (4)	$3,672	$—	$3,672	$—	$(3,671)	$1
Deposits received for securities loaned (2)(6)	1,649	—	1,649	(188)	(1,332)	129
Derivative liabilities (2)(3)	30	—	30	(15)	(15)	—
Total	$5,351	$—	$5,351	$(203)	$(5,018)	$130

December 31, 2013
Assets:
Deposits paid for securities borrowed (1)(5)	$536	$—	$536	$(247)	$(282)	$7
Derivative assets (1)(3)	92	—	92	(48)	(12)	32
Total	$628	$—	$628	$(295)	$(294)	$39

Liabilities:
Repurchase agreements (4)	$4,543	$—	$4,543	$—	$(4,537)	$6
Deposits received for securities loaned (2)(6)	1,050	—	1,050	(247)	(740)	63
Derivative liabilities (2)(3)	168	—	168	(48)	(120)	—
Total	$5,761	$—	$5,761	$(295)	$(5,397)	$69

(1)	Net amounts presented in the consolidated balance sheet are reflected in the other assets line item.

(2)	Net amounts presented in the consolidated balance sheet are reflected in the other liabilities line item.

(3)	Excludes net accrued interest payable of $7 million and $19 million at December 31, 2014 and 2013, respectively.

(4)
The Company pledges available-for-sale and held-to-maturity securities as collateral for amounts due on repurchase agreements and derivative liabilities. The collateral pledged included available-for-sale securities at fair value and held-to-maturity securities at amortized cost for both December 31, 2014 and 2013.

(5)
Included in the gross amounts of deposits paid for securities borrowed was $278 million and $415 million at December 31, 2014 and 2013, respectively, transacted through a program with a clearing organization, which guarantees the return of cash to the Company. For presentation purposes, these amounts presented are based on the original counterparties to the Company’s master securities loan agreements.

(6)
Included in the gross amounts of deposits received for securities loaned was $1.1 billion and $682 million at December 31, 2014 and 2013, respectively, transacted through a program with a clearing organization, which guarantees the return of securities to the Company. For presentation purposes, these amounts presented are based on the original counterparties to the Company’s master securities loan agreements.

Effective June 10, 2013, certain types of derivatives that the Company trades are subject to the Dodd-Frank Act clearing mandate and as a result, are subject to derivatives clearing agreements ("cleared derivatives contracts"). These cleared derivatives contracts enable clearing by a derivatives clearing organization through a clearing member. Under the contracts, the clearing member typically has a one-way right to offset all contracts in the event of the Company’s default or bankruptcy. As such, the cleared derivatives contracts are not bilateral master netting agreements and do not allow for offsetting. At December 31, 2014 and 2013, the Company had $0 and $15 million, respectively, in derivative assets of cleared derivatives contracts and $36 million and $1 million, respectively, in derivative liabilities of cleared derivatives contracts.

NOTE 6—AVAILABLE-FOR-SALE AND HELD-TO-MATURITY SECURITIES
The amortized cost and fair value of available-for-sale and held-to-maturity securities at December 31, 2014 and 2013 are shown in the following tables (dollars in millions):

	Amortized Cost	Gross Unrealized / Unrecognized Gains	Gross Unrealized / Unrecognized Losses	Fair Value
December 31, 2014:
Available-for-sale securities:
Debt securities:
Agency residential mortgage-backed securities and CMOs	$11,156	$113	$(105)	$11,164
Agency debentures	620	28	—	648
Agency debt securities	487	12	—	499
Municipal bonds	40	1	(1)	40
Corporate bonds	5	—	(1)	4
Total debt securities	12,308	154	(107)	12,355
Publicly traded equity securities(1)	33	—	—	33
Total available-for-sale securities	$12,341	$154	$(107)	$12,388
Held-to-maturity securities:
Agency residential mortgage-backed securities and CMOs	$9,793	$217	$(39)	$9,971
Agency debentures	164	2	—	166
Agency debt securities	2,281	54	(6)	2,329
Other non-agency debt securities	10	—	—	10
Total held-to-maturity securities	$12,248	$273	$(45)	$12,476

December 31, 2013:
Available-for-sale securities:
Debt securities:
Residential mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$12,505	$66	$(335)	$12,236
Non-agency CMOs	17	2	(5)	14
Total residential mortgage-backed securities	12,522	68	(340)	12,250
Agency debentures	520	—	(54)	466
Agency debt securities	832	8	(9)	831
Municipal bonds	42	—	(2)	40
Corporate bonds	6	—	(1)	5
Total debt securities	13,922	76	(406)	13,592
Total available-for-sale securities	$13,922	$76	$(406)	$13,592
Held-to-maturity securities:
Agency residential mortgage-backed securities and CMOs	$8,359	$99	$(165)	$8,293
Agency debentures	164	4	—	168
Agency debt securities	1,658	13	(40)	1,631
Total held-to-maturity securities	$10,181	$116	$(205)	$10,092

(1)	Publicly traded equity securities consisted of investments in a mutual fund related to the Community Reinvestment Act.

Contractual Maturities
The contractual maturities of all available-for-sale and held-to-maturity debt securities at December 31, 2014 are shown below (dollars in millions):

	Amortized Cost	Fair Value
Available-for-sale debt securities:
Due within one year	$3	$3
Due within one to five years	9	9
Due within five to ten years	842	849
Due after ten years	11,454	11,494
Total available-for-sale debt securities	$12,308	$12,355
Held-to-maturity debt securities:
Due within one year	$169	$171
Due within one to five years	892	921
Due within five to ten years	2,787	2,868
Due after ten years	8,400	8,516
Total held-to-maturity debt securities	$12,248	$12,476
The Company pledged $1.6 billion and $2.1 billion at December 31, 2014 and 2013, respectively, of available-for-sale debt securities and $3.1 billion and $3.4 billion at December 31, 2014 and 2013, respectively, of held-to-maturity debt securities as collateral for repurchase agreements, derivatives and other purposes.

Investments with Unrealized or Unrecognized Losses
The following tables show the fair value and unrealized or unrecognized losses on available-for-sale and held-to-maturity securities, aggregated by investment category, and the length of time that individual securities have been in a continuous unrealized or unrecognized loss position at December 31, 2014 and 2013 (dollars in millions):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized / Unrecognized Losses	Fair Value	Unrealized / Unrecognized Losses	Fair Value	Unrealized / Unrecognized Losses
December 31, 2014:
Available-for-sale securities:
Debt securities:
Agency residential mortgage-backed securities and CMOs	$403	$(1)	$4,674	$(104)	$5,077	$(105)
Agency debentures	—	—	9	—	9	—
Municipal bonds	3	—	16	(1)	19	(1)
Corporate bonds	—	—	5	(1)	5	(1)
Total temporarily impaired available-for-sale securities	$406	$(1)	$4,704	$(106)	$5,110	$(107)
Held-to-maturity securities:
Agency residential mortgage-backed securities and CMOs	$45	$—	$2,289	$(39)	$2,334	$(39)
Agency debt securities	110	(1)	560	(5)	670	(6)
Total temporarily impaired held-to-maturity securities	$155	$(1)	$2,849	$(44)	$3,004	$(45)

December 31, 2013:
Available-for-sale securities:
Debt securities:
Agency mortgage-backed securities and CMOs	$6,422	$(268)	$1,266	$(67)	$7,688	$(335)
Non-agency CMOs	—	—	11	(5)	11	(5)
Agency debentures	466	(54)	—	—	466	(54)
Agency debt securities	384	(9)	—	—	384	(9)
Municipal bonds	27	(2)	—	—	27	(2)
Corporate bonds	—	—	5	(1)	5	(1)
Total temporarily impaired available-for-sale securities	$7,299	$(333)	$1,282	$(73)	$8,581	$(406)
Held-to-maturity securities:
Agency residential mortgage-backed securities and CMOs	$3,607	$(121)	$891	$(44)	$4,498	$(165)
Agency debt securities	1,153	(40)	—	—	1,153	(40)
Total temporarily impaired held-to-maturity securities	$4,760	$(161)	$891	$(44)	$5,651	$(205)
The Company does not believe that any individual unrealized loss in the available-for-sale or unrecognized loss in the held-to-maturity portfolio as of December 31, 2014 represents a credit loss. The credit loss component is the difference between the security’s amortized cost basis and the present value of its expected future cash flows, and is recognized in earnings. The noncredit loss component is the difference between the present value of its expected future cash flows and the fair value and is recognized through other comprehensive income (loss). The Company assessed whether it intends to sell, or whether it is more likely than not that the Company will be required to sell an impaired security before recovery of its amortized cost basis. For debt securities that are considered other-than-temporarily impaired and that the Company does not intend to sell as of the balance sheet date and will not be required to sell prior to recovery of its amortized cost basis, the Company determines the amount of the impairment that is related to credit and the amount due to all other factors.
The majority of the unrealized or unrecognized losses on mortgage-backed securities are attributable to changes in interest rates and a re-pricing of risk in the market. Agency mortgage-backed securities and CMOs, agency debentures and agency debt securities are guaranteed or issued by U.S. government sponsored enterprises and federal agencies. Municipal bonds and corporate bonds are evaluated by reviewing the credit-worthiness of the issuer and general market conditions. The Company does not intend to sell the debt securities in an unrealized or unrecognized loss position as of the balance sheet date and it is not more likely than not that the Company will be required to sell the debt securities before the anticipated recovery of its remaining amortized cost of the debt securities in an unrealized or unrecognized loss position at December 31, 2014.
The following table presents a roll forward for the years ended December 31, 2014, 2013 and 2012 of the credit loss component on debt securities held by the Company that had a noncredit loss recognized in other comprehensive income (loss) and had a credit loss recognized in earnings (dollars in millions):

	Year Ended December 31,
	2014	2013	2012
Credit loss balance, beginning of period	$166	$187	$203
Additions:
Initial credit impairment	—	—	1
Subsequent credit impairment	—	3	16
Debt securities sold	(14)	(24)	(33)
Credit loss balance, end of period (1)	$152	$166	$187

(1)
The credit loss balance at December 31, 2014, 2013 and 2012 included $123 million, $121 million and $114 million, respectively, of credit losses associated with debt securities that have been factored to zero, but the Company still holds legal title to these securities until maturity or until they are sold.

Gains on Loans and Securities, Net
The detailed components of the gains on loans and securities, net line item on the consolidated statement of income (loss) for the years ended December 31, 2014, 2013 and 2012 are as follows (dollars in millions):

	Year Ended December 31,
	2014	2013	2012
Gains (losses) on loans, net	$4	$(1)	$1
Gains on securities, net:
Gains on available-for-sale securities	42	69	212
Losses on available-for-sale securities	—	(8)	(5)
Hedge ineffectiveness	(10)	1	(7)
Gains on securities, net	32	62	200
Gains on loans and securities, net	$36	$61	$201
During the year ended December 31, 2014, the Company recognized a pre-tax gain of $7 million on the sale of $0.8 billion of one- to four-family loans modified as TDRs. The Company also sold $17 million in amortized cost of its available-for-sale non-agency CMOs for proceeds of approximately $23 million, which resulted in a pre-tax gain of $6 million. Similarly, during the year ended December 31, 2013, the Company sold $231 million in amortized cost of its available-for-sale non-agency CMOs for proceeds of approximately $227 million, which resulted in a pre-tax loss of $4 million.

NOTE 7—LOANS RECEIVABLE, NET
Loans receivable, net at December 31, 2014 and 2013 are summarized as follows (dollars in millions):

	December 31,
	2014	2013
One- to four-family	$3,060	$4,475
Home equity	2,834	3,454
Consumer and other	455	602
Total loans receivable	6,349	8,531
Unamortized premiums, net	34	45
Allowance for loan losses	(404)	(453)
Total loans receivable, net	$5,979	$8,123
At December 31, 2014, the Company pledged $5.4 billion and $0.5 billion of loans as collateral to the FHLB and Federal Reserve Bank, respectively. At December 31, 2013, the Company pledged $6.8 billion and $0.6 billion of loans as collateral to the FHLB and Federal Reserve Bank, respectively. Additionally, the Company’s entire loans receivable portfolio was serviced by other companies at December 31, 2014 and 2013. During the second quarter of 2014, the Company sold $0.8 billion of one- to four-family loans modified as TDRs.
The following table represents the breakdown of the total recorded investment in loans receivable and allowance for loan losses by loans that have been collectively evaluated for impairment and those that have been individually evaluated for impairment at December 31, 2014 and 2013 (dollars in millions):

	Recorded Investment		Allowance for Loan Losses
	December 31,		December 31,
	2014	2013	2014	2013
Loans collectively evaluated for impairment	$5,850	$7,163	$338	$329
Loans individually evaluated for impairment (TDRs)	533	1,413	66	124
Total	$6,383	$8,576	$404	$453
Credit Quality and Concentrations of Credit Risk
The Company tracks and reviews factors to predict and monitor credit risk in its mortgage loan portfolio on an ongoing basis. These factors include: loan type, estimated current LTV/CLTV ratios, delinquency history, documentation type, borrowers’ current credit scores, housing prices, loan vintage and geographic location of the property. In economic conditions in which housing prices generally appreciate, the Company believes that loan type, LTV/CLTV ratios and credit scores are the key factors in determining future loan performance. In a housing market with declining home prices and less credit available for refinance, the Company believes the LTV/CLTV ratio becomes a more important factor in predicting and monitoring credit risk. The factors are updated on at least a quarterly basis. The Company tracks and reviews delinquency status to predict and monitor credit risk in the consumer and other loan portfolio on at least a quarterly basis.
Credit Quality
The following tables show the distribution of the Company’s mortgage loan portfolios by credit quality indicator at December 31, 2014 and 2013 (dollars in millions):

	One- to Four-Family		Home Equity
	December 31,		December 31,
Current LTV/CLTV (1)	2014	2013	2014	2013
<=80%	$1,757	$1,912	$1,081	$1,142
80%-100%	807	1,365	755	866
100%-120%	311	711	557	736
>120%	185	487	441	710
Total mortgage loans receivable	$3,060	$4,475	$2,834	$3,454
Average estimated current LTV/CLTV (2)	79%	90%	92%	98%
Average LTV/CLTV at loan origination (3)	71%	72%	80%	80%

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

(3)	Average LTV/CLTV at loan origination calculations are based on LTV/CLTV at time of purchase for one- to four-family purchased loans and undrawn balances for home equity loans.

	One- to Four-Family		Home Equity
	December 31,		December 31,
Current FICO (1)	2014	2013	2014	2013
>=720	$1,734	$2,252	$1,487	$1,811
719 - 700	296	436	292	343
699 - 680	260	366	238	293
679 - 660	197	296	203	245
659 - 620	237	404	258	310
<620	336	721	356	452
Total mortgage loans receivable	$3,060	$4,475	$2,834	$3,454

(1)
FICO scores are updated on a quarterly basis; however, at December 31, 2014 and 2013, there were some loans for which the updated FICO scores were not available. The current FICO distribution at December 31, 2014 included the most recent FICO scores where available, otherwise the original FICO score was used, for approximately $49 million and $4 million of one- to four-family and home equity loans, respectively. The current FICO distribution at December 31, 2013 included original FICO scores for approximately $95 million and $10 million of one- to four-family and home equity loans, respectively.

Concentrations of Credit Risk
One- to four-family loans include interest-only loans for a five to ten year period, followed by an amortizing period ranging from 20 to 25 years. At December 31, 2014, 42% of the Company's one- to four-family portfolio were not yet amortizing. However, during the year ended December 31, 2014, based on the unpaid principal balance before charge-offs, approximately 15% of these borrowers made voluntary annual principal payments of at least $2,500 and slightly over a third of those borrowers made voluntary annual principal payments of at least $10,000.
The home equity loan portfolio is primarily second lien loans on residential real estate properties, which have a higher level of credit risk than first lien mortgage loans. Approximately 15% of the home equity portfolio was in the first lien position and the Company holds both the first and second lien positions in less than 1% of the home equity loan portfolio at December 31, 2014. The home equity loan portfolio consists of approximately 19% of home equity installment loans and approximately 81% of home equity lines of credit at December 31, 2014.
Home equity installment loans are primarily fixed rate and fixed term, fully amortizing loans that do not offer the option of an interest-only payment. The majority of home equity lines of credit convert to amortizing loans at the end of the draw period, which typically ranges from five to ten years. Approximately 7% of this portfolio will require the borrowers to repay the loan in full at the end of the draw period. At December 31, 2014, 85% of the home equity line of credit portfolio had not converted from the interest-only draw period and had not begun amortizing. However, during the year ended December 31, 2014, approximately 40% of the borrowers of the Company's not yet converted home equity line of credit loans made annual principal payments of at least $500 on their home equity lines of credit and slightly under half of those borrowers reduced their principal balance by at least $2,500.

The following table outlines when one- to four-family and home equity lines of credit convert to amortizing by percentage of the one- to four-family portfolio and home equity line of credit portfolios, respectively, at December 31, 2014:

Period of Conversion to Amortizing Loan	% of One- to Four-Family Portfolio	% of Home Equity Line of Credit Portfolio
Already amortizing	58%	15%
Year ending December 31, 2015	5%	27%
Year ending December 31, 2016	16%	44%
Year ending December 31, 2017 or later	21%	14%
Approximately 38% and 40% of the Company’s mortgage loans receivable were concentrated in California at December 31, 2014 and 2013, respectively. No other state had concentrations of mortgage loans that represented 10% or more of the Company’s mortgage loans receivable at December 31, 2014 and 2013.
Delinquent Loans
The following table shows total loans receivable by delinquency category at December 31, 2014 and 2013 (dollars in millions):

	Current	30-89 Days Delinquent	90-179 Days Delinquent	180+ Days Delinquent	Total
December 31, 2014
One- to four-family	$2,813	$88	$28	$131	$3,060
Home equity	2,702	60	29	43	2,834
Consumer and other	447	7	1	—	455
Total loans receivable	$5,962	$155	$58	$174	$6,349
December 31, 2013
One- to four-family	$3,988	$190	$70	$227	$4,475
Home equity	3,309	69	36	40	3,454
Consumer and other	587	12	3	—	602
Total loans receivable	$7,884	$271	$109	$267	$8,531
Nonperforming Loans
The following table shows the comparative data for nonperforming loans (dollars in millions):

	December 31,
	2014	2013
One- to four-family	$294	$526
Home equity	165	164
Consumer and other	1	3
Total nonperforming loans receivable	$460	$693
Nonperforming loans decreased $233 million to $460 million at December 31, 2014 when compared to December 31, 2013. The decrease in the one- to four-family nonperforming loans receivable during the year ended December 31, 2014 was primarily due to the sale of one- to four-family loans modified as TDRs, which included $377 million of nonperforming loans. The decrease in nonperforming loans receivable was partially offset by the increase in nonperforming TDRs that had been charged-off due to bankruptcy notification. In February 2014, the OCC issued clarifying guidance related to consumer debt discharged in Chapter 7 bankruptcy proceedings. As a result of the clarifying guidance, beginning the first quarter of 2014 these bankruptcy loans remain on nonaccrual status regardless of payment history. This change did not have a material impact on the statement of financial condition, results of operations or cash flows. Prior to this change, the Company had $238 million of bankruptcy loans classified as performing loans at December 31, 2013.

Real Estate Owned and Loans with Formal Foreclosure Proceedings in Process
At December 31, 2014 and 2013, the Company held $36 million and $50 million, respectively, of real estate owned that were acquired through foreclosure or through a deed in lieu of foreclosure or similar legal agreement. The Company also held $107 million and $199 million of loans for which formal foreclosure proceedings were in process at December 31, 2014 and 2013, respectively.
Allowance for Loan Losses
The following table provides a roll forward by loan portfolio of the allowance for loan losses for the years ended December 31, 2014, 2013 and 2012 (dollars in millions):

	Year Ended December 31, 2014
	One- to Four-Family	Home Equity	Consumer and Other	Total
Allowance for loan losses, beginning of period	$102	$326	$25	$453
Provision for loan losses	(42)	82	(4)	36
Charge-offs	(44)	(65)	(17)	(126)
Recoveries	11	24	6	41
Charge-offs, net	(33)	(41)	(11)	(85)
Allowance for loan losses, end of period	$27	$367	$10	$404

	Year Ended December 31, 2013
	One- to Four-Family	Home Equity	Consumer and Other	Total
Allowance for loan losses, beginning of period	$184	$257	$40	$481
Provision for loan losses	(55)	192	6	143
Charge-offs	(41)	(157)	(33)	(231)
Recoveries	14	34	12	60
Charge-offs, net	(27)	(123)	(21)	(171)
Allowance for loan losses, end of period	$102	$326	$25	$453

	Year Ended December 31, 2012
	One- to Four-Family	Home Equity	Consumer and Other	Total
Allowance for loan losses, beginning of period	$314	$463	$46	$823
Provision for loan losses	51	271	33	355
Charge-offs	(190)	(517)	(51)	(758)
Recoveries	9	40	12	61
Charge-offs, net	(181)	(477)	(39)	(697)
Allowance for loan losses, end of period	$184	$257	$40	$481
The general allowance for loan losses also included a qualitative component to account for a variety of factors that present additional uncertainty that may not be fully considered in the quantitative loss model but are factors the Company believes may impact the level of credit losses. The total qualitative component was $37 million and $62 million at December 31, 2014 and 2013, respectively.
Total allowance for loan losses decreased during the year ended December 31, 2014 primarily due to the sale of one- to four-family loans modified as TDRs. As a result of this sale, the Company recorded a charge-off related to one- to four-family loans of $42 million which drove the majority of the decrease in the allowance for loan losses.
During the years ended December 31, 2014, 2013 and 2012, the Company agreed to settlements with third party mortgage originators specific to loans sold to the Company by those originators. One-time payments were agreed upon to satisfy in full all pending and future repurchase requests with those specific originators. The Company applied the full amount of payments of $11 million, $13 million and $11 million for the years ended December 31, 2014, 2013 and 2012, respectively, as recoveries to the allowance for loan losses, resulting in a corresponding reduction to net charge-offs as well as provision for loan losses.
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
Delinquency status is the primary measure the Company uses to evaluate the performance of loans modified as TDRs. As mentioned above, the Company classifies loans as nonperforming when they are no longer accruing interest, which includes loans that are 90 days and greater past due, TDRs that are on nonaccrual status for all classes of loans, including loans in bankruptcy, and certain junior liens that have a delinquent senior lien. The following table shows a summary of the Company’s recorded investment in TDRs that were on accrual and nonaccrual status, further disaggregated by delinquency status, in addition to the recorded investment in TDRs at December 31, 2014 and 2013 (dollars in millions):

		Nonaccrual TDRs
	Accrual TDRs(1)	Current(2)	30-89 Days Delinquent	90-179 Days Delinquent	180+ Days Delinquent	Total Recorded Investment in TDRs (3)(4)
December 31, 2014
One- to four-family	$121	$111	$24	$12	$48	$316
Home equity	127	51	14	6	19	217
Total	$248	$162	$38	$18	$67	$533
December 31, 2013
One- to four-family	$774	$127	$102	$44	$125	$1,172
Home equity	176	22	17	7	19	241
Total	$950	$149	$119	$51	$144	$1,413

(1)	Represents loans modified as TDRs that are current and have made six or more consecutive payments.

(2)	Represents loans modified as TDRs that are current but have not yet made six consecutive payments, bankruptcy loans and certain junior lien TDRs that have a delinquent senior lien.

(3)
The unpaid principal balance in one- to four-family TDRs was $0.3 billion and $1.2 billion at December 31, 2014 and 2013, respectively. For home equity loans, the recorded investment in TDRs represents the unpaid principal balance.

(4)
Total recorded investment in TDRs at December 31, 2014 consisted of $354 million of loans modified as TDRs and $179 million of loans that have been charged off due to bankruptcy notification. Total recorded investment in TDRs at December 31, 2013 consisted of $1.2 billion of loans modified as TDRs and $189 million of loans that have been charged off due to bankruptcy notification.

The decrease in the one- to four-family TDRs was primarily due to the sale of $0.8 billion of one- to four-family loans modified as TDRs during the second quarter of 2014.
The following table shows the average recorded investment and interest income recognized both on a cash and accrual basis for the Company’s TDRs during the years ended December 31, 2014, 2013 and 2012 (dollars in millions):

	Average Recorded Investment			Interest Income Recognized
	December 31,			December 31,
	2014	2013	2012	2014	2013	2012
One- to four-family	$576	$1,205	$1,054	$16	$33	$31
Home equity	227	262	297	18	20	12
Total	$803	$1,467	$1,351	$34	$53	$43

Included in the allowance for loan losses was a specific valuation allowance of $66 million and $124 million that was established for TDRs at December 31, 2014 and 2013, respectively. The specific allowance for these individually impaired loans represents the forecasted losses over the estimated remaining life of the loans, including the economic concessions granted to the borrowers. The following table shows detailed information related to the Company’s TDRs at December 31, 2014 and 2013 (dollars in millions):

	December 31, 2014			December 31, 2013
	Recorded Investment in TDRs	Specific Valuation Allowance	Net Investment in TDRs	Recorded Investment in TDRs	Specific Valuation Allowance	Net Investment in TDRs
With a recorded allowance:
One- to four-family	$88	$9	$79	$403	$60	$343
Home equity	$118	$57	$61	$140	$64	$76
Without a recorded allowance:(1)
One- to four-family	$228	$—	$228	$769	$—	$769
Home equity	$99	$—	$99	$101	$—	$101
Total:
One- to four-family	$316	$9	$307	$1,172	$60	$1,112
Home equity	$217	$57	$160	$241	$64	$177

(1)	Represents loans where the discounted cash flow analysis or collateral value is equal to or exceeds the recorded investment in the loan.
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
The vast majority of the Company’s loans modified as TDRs include an interest rate reduction in combination with another type of concession. The Company prioritizes the interest rate reduction modifications in combination with the following modification categories: principal forgiven, principal deferred and re-age/extension/capitalization of accrued interest. Each class is mutually exclusive in that if a modification had an interest rate reduction with principal forgiven and an extension, the modification would only be presented in the principal forgiven column in the table below. The following tables provide the number of loans, post-modification balances immediately after being modified by major class, and the financial impact of modifications during the years ended December 31, 2014, 2013 and 2012 (dollars in millions):

	Year Ended December 31, 2014
		Interest Rate Reduction
	Number of Loans	Principal Forgiven	Principal Deferred	Re-age/ Extension/ Interest Capitalization	Other with Interest Rate Reduction	Other	Total
One- to four-family	64	$1	$—	$11	$2	$6	$20
Home equity	195	—	—	4	2	9	15
Total	259	$1	$—	$15	$4	$15	$35

	Year Ended December 31, 2013
		Interest Rate Reduction
	Number of Loans	Principal Forgiven	Principal Deferred	Re-age/ Extension/ Interest Capitalization	Other with Interest Rate Reduction	Other	Total
One- to four-family	324	$19	$5	$71	$11	$18	$124
Home equity	253	—	—	7	7	7	21
Total	577	$19	$5	$78	$18	$25	$145

	Year Ended December 31, 2012
		Interest Rate Reduction
	Number of Loans	Principal Forgiven	Principal Deferred	Re-age/ Extension/ Interest Capitalization	Other with Interest Rate Reduction	Other	Total
One- to four-family	614	$53	$37	$131	$12	$19	$252
Home equity	638	—	—	5	39	10	54
Total	1,252	$53	$37	$136	$51	$29	$306

	Year Ended December 31, 2014
	Financial Impact
	Principal Forgiven	Pre-Modification Weighted Average Interest Rate	Post-Modification Weighted Average Interest Rate
One- to four-family	$—	5.2%	2.6%
Home equity	—	5.4%	2.4%
Total	$—

	Year Ended December 31, 2013
	Financial Impact
	Principal Forgiven	Pre-Modification Weighted Average Interest Rate	Post-Modification Weighted Average Interest Rate
One- to four-family	$7	5.2%	2.3%
Home equity	—	4.7%	1.9%
Total	$7

	Year Ended December 31, 2012
	Financial Impact
	Principal Forgiven	Pre-Modification Weighted Average Interest Rate	Post-Modification Weighted Average Interest Rate
One- to four-family	$17	5.9%	2.3%
Home equity	—	4.4%	1.5%
Total	$17

The Company considers modifications that become 30 days past due to have experienced a payment default. The following table shows the recorded investment in modifications that experienced a payment default within 12 months after the modification for the three years ended December 31, 2014, 2013 and 2012 (dollars in millions):

	Year Ended December 31,
	2014		2013		2012
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
One- to four-family(1)	27	$9	142	$53	260	$100
Home equity(2)	55	3	69	3	367	18
Total	82	$12	211	$56	627	$118

(1)
For the years ended December 31, 2014, 2013 and 2012, $1 million, $18 million and $28 million, respectively, of the recorded investment in one- to four-family loans that had a payment default in the trailing 12 months was classified as current.

(2)
For the years ended December 31, 2014, 2013 and 2012, $1 million, $1 million and $6 million, respectively, of the recorded investment in home equity loans that had a payment default in the trailing 12 months was classified as current.

NOTE 8—ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The Company enters into derivative transactions primarily to protect against interest rate risk on the value of certain assets, liabilities and future cash flows. Cash flow hedges, which include a combination of interest rate swaps and purchased options, including caps, are used primarily to reduce the variability of future cash flows associated with existing variable-rate assets and liabilities and forecasted issuances of liabilities. Fair value hedges, which include interest rate swaps, are used to offset exposure to changes in value of certain fixed-rate assets and liabilities. Each derivative instrument is recorded on the consolidated balance sheet at fair value as a freestanding asset or liability. The following table summarizes the fair value amounts of derivatives designated as hedging instruments reported in the consolidated balance sheet at December 31, 2014 and 2013 (dollars in millions):

		Fair Value
	Notional	Asset(1)	Liability(2)	Net(3)
December 31, 2014
Interest rate contracts:
Cash flow hedges	$2,000	$23	$(24)	$(1)
Fair value hedges	1,069	1	(42)	(41)
Total derivatives designated as hedging instruments(4)	$3,069	$24	$(66)	$(42)
December 31, 2013
Interest rate contracts:
Cash flow hedges	$3,305	$27	$(168)	$(141)
Fair value hedges	1,614	80	(1)	79
Total derivatives designated as hedging instruments(4)	$4,919	$107	$(169)	$(62)

(1)	Reflected in the other assets line item on the consolidated balance sheet.

(2)	Reflected in the other liabilities line item on the consolidated balance sheet.

(3)	Represents derivative assets net of derivative liabilities for disclosure purposes only.

(4)	All derivatives were designated as hedging instruments at December 31, 2014 and 2013.
Cash Flow Hedges
The effective portion of the changes in fair value of the derivative instruments in a cash flow hedge is reported as a component of accumulated other comprehensive loss, net of tax in the consolidated balance sheet, for both active and discontinued hedges. Amounts are reclassified from accumulated other comprehensive loss into net operating interest income as a yield adjustment in the same period the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivative instrument in a cash flow hedge, which is equal to the excess of the cumulative change in the fair value of the actual derivative over the cumulative change in the fair value of a hypothetical derivative which is created to match the exact terms of the underlying instruments being hedged, is reported in the gains on loans and securities, net line item in the consolidated statement of income (loss).

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
The future issuances of liabilities, including repurchase agreements, are largely dependent on the market demand and liquidity in the wholesale borrowings market. At December 31, 2014, the Company believes the forecasted issuance of all liabilities in cash flow hedge relationships is probable. However, unexpected changes in market conditions in future periods could impact the ability to issue these liabilities. The Company believes the forecasted issuance of liabilities in the form of repurchase agreements is most susceptible to an unexpected change in market conditions.
The following table summarizes the effect of interest rate contracts designated and qualifying as hedging instruments in cash flow hedges on accumulated other comprehensive loss and on the consolidated statement of income (loss) for the years ended December 31, 2014, 2013 and 2012 (dollars in millions):

	For the Year Ended December 31,
	2014	2013	2012
Gains (losses) on derivatives recognized in OCI (effective portion), net of tax	$(39)	$67	$(72)
Losses reclassified from AOCI into earnings (effective portion), net of tax	$(76)	$(87)	$(78)
Cash flow hedge ineffectiveness gains(1)	$—	$1	$—

(1)	The cash flow hedge ineffectiveness is reflected in the gains on loans and securities, net line item on the consolidated statement of income (loss).
During the upcoming twelve months, the Company expects to include a pre-tax amount of approximately $101 million of net unrealized losses that are currently reflected in accumulated other comprehensive loss in net operating interest income as a yield adjustment in the same periods in which the related hedged items affect earnings. The maximum length of time over which transactions are hedged is 8 years.
The following table shows the balance in accumulated other comprehensive loss attributable to active and discontinued cash flow hedges at December 31, 2014 and 2013 (dollars in millions):

	December 31, 2014	December 31, 2013
Accumulated other comprehensive loss balance (net of tax) related to:
Discontinued cash flow hedges	$(227)	$(201)
Active cash flow hedges	(34)	(97)
Total cash flow hedges	$(261)	$(298)
The following table shows the balance in accumulated other comprehensive loss attributable to cash flow hedges by type of hedged item at December 31, 2014 and 2013 (dollars in millions):

	December 31, 2014	December 31, 2013
Repurchase agreements	$(341)	$(379)
FHLB advances	(81)	(99)
Total balance of cash flow hedges, before tax	(422)	(478)
Tax benefit	161	180
Total balance of cash flow hedges, net of tax	$(261)	$(298)
Fair Value Hedges
Fair value hedges are accounted for by recording the fair value of the derivative instrument and the fair value of the asset or liability being hedged on the consolidated balance sheet. Changes in the fair value of both the derivative instruments and the underlying assets or liabilities are recognized in the gains on loans and securities, net line item in the consolidated statement of income (loss). To the extent that the hedge is ineffective, the changes in the fair values will not offset and the difference, or hedge ineffectiveness, is reflected in the gains on loans and securities, net line item in the consolidated statement of income (loss).

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
The following table summarizes the effect of interest rate contracts designated and qualifying as hedging instruments in fair value hedges and related hedged items on the consolidated statement of income (loss) for the years ended December 31, 2014, 2013 and 2012 (dollars in millions):

	Year Ended December 31,
	2014			2013
	Hedging Instrument	Hedged Item	Hedge Ineffectiveness(1)	Hedging Instrument	Hedged Item	Hedge Ineffectiveness(1)
Agency debentures	$(100)	$91	$(9)	$73	$(72)	$1
Agency mortgage-backed securities	(33)	32	(1)	34	(35)	(1)
Total gains (losses) included in earnings	$(133)	$123	$(10)	$107	$(107)	$—

	Year Ended December 31,
	2012
	Hedging Instrument	Hedged Item	Hedge Ineffectiveness(1)
Agency debentures	$(18)	$16	$(2)
Agency mortgage-backed securities	(7)	7	—
FHLB advances	14	(19)	(5)
Total gains (losses) included in earnings	$(11)	$4	$(7)

(1)	Reflected in the gains on loans and securities, net line item on the consolidated statement of income (loss).
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
The Company considered the impact of credit risk on the fair value measurement for derivative instruments, particularly those in net liability positions to counterparties, to be mitigated by the enforcement of credit support agreements, and the collateral requirements therein. The Company pledged approximately $126 million of its cash and mortgage-backed securities as collateral related to its derivative contracts in net liability positions to counterparties at December 31, 2014.
The Company’s credit risk analysis for derivative instruments also considered the credit loss exposure on derivative instruments in net asset positions. During the year ended December 31, 2014, the consideration of counterparty credit risk did not result in an adjustment to the valuation of the Company’s derivative instruments.
Impact on Liquidity
In the normal course of business, collateral requirements contained in the Company’s derivative instruments are enforced by the Company and its counterparties. Upon enforcement of the collateral requirements, the amount of collateral requested is typically based on the net fair value of all derivative instruments with the counterparty; that is derivative assets net of derivative liabilities at the counterparty level. If the Company were to be in violation of certain provisions of the derivative instruments, the counterparties to the derivative instruments could request payment or collateralization on derivative instruments. The Company expects such requests would be based on the fair value of derivative assets net of derivative liabilities at the counterparty level. The fair value of derivative instruments in net liability positions at the counterparty level was $51 million at December 31, 2014. The fair value of the Company’s cash and mortgage-backed securities pledged as collateral related to derivative contracts in net liability positions to counterparties, was $126 million at December 31, 2014, which exceeded derivative instruments in net liability positions at the counterparty level by $75 million.

NOTE 9—PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following assets at December 31, 2014 and 2013 (dollars in millions):

	December 31, 2014			December 31, 2013
	Gross Amount	Accumulated Depreciation and Amortization	Net Amount	Gross Amount	Accumulated Depreciation and Amortization	Net Amount
Software	$487	$(391)	$96	$489	$(373)	$116
Leasehold improvements	114	(84)	30	112	(77)	35
Equipment	102	(76)	26	95	(73)	22
Buildings	72	(26)	46	72	(24)	48
Furniture and fixtures	23	(21)	2	23	(20)	3
Land	3	—	3	3	—	3
Construction in progress	42	—	42	10	—	10
Total	$843	$(598)	$245	$804	$(567)	$237
Depreciation and amortization expense related to property and equipment was $78 million, $89 million and $91 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Software includes capitalized internally developed software costs of $27 million, $24 million and $55 million for the years ended December 31, 2014, 2013 and 2012, respectively. Amortization of completed and in-service software was $47 million, $57 million and $58 million for the years ended December 31, 2014, 2013 and 2012, respectively. Software at December 31, 2014 and 2013 also included $19 million and $15 million, respectively, of internally developed software in the process of development for which amortization has not begun.
Sale-Leaseback Transaction
On October 31, 2014, the Company executed a sale-leaseback transaction on its office located in Alpharetta, Georgia. This transaction has been treated as a financing as it did not qualify for leaseback accounting due to the presence of a sub-lease and various forms of continuing involvement in the lease. The Company recorded the net sales proceeds of approximately $56 million as a financing obligation in the other liabilities line item and the related assets continue to be included in the property and equipment, net line item on the consolidated balance sheet.
The obligation for future minimum lease payments and minimum sublease proceeds to be received under this lease is as follows (dollars in millions):

	Obligation for Minimum Lease Payments	Minimum Sublease Proceeds
Years ending December 31,
2015	$4	$(3)
2016	4	(3)
2017	5	(3)
2018	5	(3)
2019	5	(3)
Thereafter	24	(9)
Total	$47	$(24)

NOTE 10—GOODWILL AND OTHER INTANGIBLES, NET
Goodwill
The following table outlines the activity in the carrying value of the Company’s goodwill, which is all assigned to the Company’s trading and investing segment (dollars in millions):

Trading & Investing
Balance at December 31, 2012	$1,934
Impairment of goodwill	(142)
Balance at December 31, 2013	1,792
Activity	—
Balance at December 31, 2014	$1,792
Goodwill is evaluated for impairment on an annual basis as of November 30 and in interim periods when events or changes indicate the carrying value may not be recoverable. At December 31, 2014, all $1.8 billion of goodwill was allocated to the retail brokerage reporting unit within the trading and investing segment. At December 31, 2013 the Company’s trading and investing segment had two reporting units: market making and retail brokerage.
At the end of June 2013, the Company decided to exit its market making business. Based on this decision in the second quarter of 2013, the Company conducted an interim goodwill impairment test for the market making reporting unit, using the expected sale structure of the market making business. This structure assumed a shorter period of cash flows related to an order flow arrangement, compared to prior estimates of fair value. Based on the results of the first step of the goodwill impairment test, the Company determined that the carrying value of the market making reporting unit, including goodwill, exceeded the fair value for that reporting unit as of June 30, 2013. The Company proceeded to the second step of the goodwill impairment test to measure the amount of goodwill impairment. As a result of the evaluation, it was determined that the entire carrying amount of goodwill allocated to the market making reporting unit was impaired, and the Company recognized a $142 million impairment of goodwill during the second quarter of 2013.
For both the years ended December 31, 2014 and 2013, the Company elected to perform a qualitative analysis for the retail brokerage reporting unit to determine whether it was more likely than not that the fair value was less than the carrying value. As a result of these assessments, the Company determined that it was not necessary to perform a quantitative impairment test and concluded that goodwill assigned to the retail brokerage reporting unit was not impaired at both December 31, 2014 and 2013.
At December 31, 2014 and 2013, goodwill was net of accumulated impairment losses of $142 million related to the trading and investing segment and $101 million related to the balance sheet management segment. At December 31, 2012, goodwill was net of accumulated impairment losses of $101 million related to the balance sheet management segment.
Other Intangibles, Net
In the second quarter of 2013, pursuant to the Company's decision to exit the market making business, $21 million of other intangible assets related to the market making reporting unit were reclassified as held-for-sale. These held-for-sale intangible assets have been included in the other assets line item in the consolidated balance sheet at December 31, 2013. For additional information on the market making business, see Note 2—Disposition. The following table outlines the Company's other intangible assets with finite lives consisting of customer lists, which are amortized on an accelerated basis (dollars in millions):

	Customer Lists
	Weighted Average Original Useful Life (Years)	Weighted Average Remaining Useful Life (Years)	Gross Amount	Accumulated Amortization	Net Amount
December 31, 2014	20	11	$435	$(241)	$194
December 31, 2013	20	12	$435	$(219)	$216

Assuming no future impairments of customer lists or additional acquisitions or dispositions, the following table presents the Company's future annual amortization expense (dollars in millions):

Years ending December 31,
2015	$20
2016	20
2017	19
2018	19
2019	18
Thereafter	98
Total future amortization expense	$194

NOTE 11—OTHER ASSETS
Other assets consisted of the following at December 31, 2014 and 2013 (dollars in millions):

	December 31,
	2014	2013
Deferred tax assets, net	$951	$1,239
Deposits paid for securities borrowed	474	536
Held-for-sale assets(1)	—	177
Other(2)	1,158	869
Total other assets	$2,583	$2,821

(1)	Represents assets related to the market making business, which were classified as held-for-sale at December 31, 2013.

(2)
Includes accrued interest receivable, bank and brokerage operational related receivables, derivative assets, REO and repossessed assets, third party loan servicing receivable, other prepaids and other assets.

NOTE 12—DEPOSITS
Deposits are summarized as follows (dollars in millions):

	Amount		Weighted-Average Rate
	December 31,		December 31,
	2014	2013	2014	2013
Sweep deposits(1)	$19,119	$19,592	0.03%	0.04%
Complete savings deposits	3,753	4,303	0.01%	0.01%
Checking deposits	1,137	1,098	0.03%	0.03%
Other money market and savings deposits	833	914	0.01%	0.01%
Time deposits(2)	48	64	0.50%	0.64%
Total deposits(3)	$24,890	$25,971	0.03%	0.03%

(1)	A sweep product transfers brokerage customer balances to banking subsidiaries, which hold these funds as customer deposits in FDIC insured demand deposit and money market deposit accounts.

(2)	Time deposits represent certificates of deposit and brokered certificates of deposit.

(3)	As of December 31, 2014 and 2013, the Company had $141 million and $129 million in non-interest bearing deposits, respectively.

At December 31, 2014, scheduled maturities of time deposits were as follows (dollars in millions):

Years ending December 31,
2015	$33
2016	7
2017	4
2018	3
2019	1
Thereafter	—
Subtotal	48
Unamortized discount, net	—
Total time deposits	$48
Scheduled maturities of certificates of deposit with denominations greater than or equal to $100,000, and greater than or equal to $250,000, which is the FDIC deposit insurance coverage limit, were as follows (dollars in millions):

	>= $100,000		>= $250,000
	December 31,		December 31,
	2014	2013	2014	2013
Three months or less	$1	$1	$—	$—
Three through six months	1	2	—	—
Six through twelve months	2	2	—	—
Over twelve months	2	3	1	1
Total certificates of deposit	$6	$8	$1	$1
NOTE 13—SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE, FHLB ADVANCES AND OTHER BORROWINGS
Securities sold under agreements to repurchase, FHLB advances and other borrowings at December 31, 2014 and 2013 are shown in the following table (dollars in millions):

		FHLB Advances and Other Borrowings
	Repurchase Agreements(1)	FHLB Advances	Other	Total	Weighted Average Interest Rate
Due within one year	$3,022	$270	$—	$3,292	0.35%
Due between one and two years	350	250	—	600	0.60%
Due between two and three years	300	400	—	700	0.68%
Thereafter	—	—	428	428	2.92%
Subtotal	3,672	920	428	5,020	0.64%
Fair value hedge adjustments	—	21	—	21
Deferred costs	—	(70)	—	(70)
Total other borrowings at December 31, 2014	$3,672	$871	$428	$4,971	0.64%
Total other borrowings at December 31, 2013	$4,543	$851	$428	$5,822	0.72%

(1)	The maximum amount at any month end for repurchase agreements was $4.9 billion and $4.6 billion for years ended December 31, 2014 and 2013, respectively.
Securities Sold Under Agreements to Repurchase
Repurchase agreements are collateralized by fixed- and variable-rate mortgage-backed securities or investment grade securities. The counterparties retain possession of the securities collateralizing the repurchase agreements until maturity of the repurchase agreement. At December 31, 2014, there were no counterparties with whom the Company’s amount of risk exceeded 10% of its shareholders’ equity. During the year ended December 31, 2014, the decrease in securities sold under agreements to repurchase was primarily due to the scheduled expiration of $600 million of repurchase agreements. In addition, the Company paid down in advance of maturity $100 million of its fixed-rate repurchase agreements and recorded $12 million in losses on early extinguishment of debt. During both years ended December 31, 2013 and 2012, the Company paid down in advance of maturity $100 million of its fixed-rate repurchase agreements and recorded losses on early extinguishment of debt of less than $1 million and $8 million, respectively.
Below is a summary of repurchase agreements and collateral associated with the repurchase agreements at December 31, 2014 (dollars in millions):

			Collateral
	Repurchase Agreements		U.S. Government Sponsored Enterprise Obligations
Contractual Maturity	Weighted Average Interest Rate	Amount	Amortized Cost	Fair Value
Up to 30 days	0.27%	$1,850	$1,916	$1,929
30 to 90 days	0.39%	155	161	163
Over 90 days	0.64%	1,667	1,729	1,753
Total	0.44%	$3,672	$3,806	$3,845
FHLB Advances and Other Borrowings
FHLB Advances—The Company had $750 million in floating-rate and $170 million in fixed-rate FHLB advances at both December 31, 2014 and 2013. The floating-rate advances adjust quarterly based on LIBOR. During the year ended December 31, 2012, the Company paid down in advance of maturity $1.0 billion of its FHLB advances and recorded $69 million in losses on the early extinguishment of debt. The Company did not have any similar transactions for the years ended December 31, 2014 and 2013.
As a condition of its membership in the FHLB Atlanta, the Company is required to maintain a FHLB stock investment currently equal to the lesser of: a percentage of 0.09% of total Bank assets; or a dollar cap amount of $15 million. Additionally, the Bank must maintain an Activity Based Stock investment which is currently equal to 4.5% of the Bank’s outstanding advances at the time of borrowing. The Company had an investment in FHLB stock of $88 million and $61 million at December 31, 2014 and 2013, respectively. The Company must also maintain qualified collateral as a percent of its advances, which varies based on the collateral type, and is further adjusted by the outcome of the most recent annual collateral audit and by FHLB’s internal ranking of the Bank’s creditworthiness. These advances are secured by a pool of mortgage loans and mortgage-backed securities. At December 31, 2014 and 2013, the Company pledged loans with a lendable value of $3.7 billion and $3.9 billion, respectively, of the one- to four-family and home equity loans as collateral in support of both its advances and unused borrowing lines.
Other Borrowings—Prior to 2008, ETBH raised capital through the formation of trusts, which sold trust preferred securities in the capital markets. The capital securities must be redeemed in whole at the due date, which is generally 30 years after issuance. Each trust issued Floating Rate Cumulative Preferred Securities ("trust preferred securities"), at par with a liquidation amount of $1,000 per capital security. The trusts used the proceeds from the sale of issuances to purchase Floating Rate Junior Subordinated Debentures ("subordinated debentures") issued by ETBH, which guarantees the trust obligations and contributed proceeds from the sale of its subordinated debentures to E*TRADE Bank in the form of a capital contribution. The most recent issuance of trust preferred securities occurred in 2007.

The face values of outstanding trusts at December 31, 2014 are shown below (dollars in millions):

Trusts	Face Value	Maturity Date	Annual Interest Rate
ETBH Capital Trust II	$5	2031	10.25%
ETBH Capital Trust I	20	2031	3.75% above 6-month LIBOR
ETBH Capital Trust V, VI, VIII	51	2032	3.25%-3.65% above 3-month LIBOR
ETBH Capital Trust VII, IX—XII	65	2033	3.00%-3.30% above 3-month LIBOR
ETBH Capital Trust XIII—XVIII, XX	77	2034	2.45%-2.90% above 3-month LIBOR
ETBH Capital Trust XIX, XXI, XXII	60	2035	2.20%-2.40% above 3-month LIBOR
ETBH Capital Trust XXIII—XXIV	45	2036	2.10% above 3-month LIBOR
ETBH Capital Trust XXV—XXX	110	2037	1.90%-2.00% above 3-month LIBOR
Total	$433

NOTE 14—CORPORATE DEBT
Corporate debt at December 31, 2014 and 2013 is outlined in the following table (dollars in millions):

	Face Value	Discount	Net
December 31, 2014
Interest-bearing notes:
6 3/8% Notes, due 2019	$800	$(5)	$795
5 3/8% Notes, due 2022	540	(7)	533
Total interest-bearing notes	1,340	(12)	1,328
Non-interest-bearing debt:
0% Convertible debentures, due 2019	38	—	38
Total corporate debt	$1,378	$(12)	$1,366

	Face Value	Discount	Net
December 31, 2013
Interest-bearing notes:
6 3/4% Notes, due 2016	$435	$(4)	$431
6% Notes, due 2017	505	(4)	501
6 3/8% Notes, due 2019	800	(6)	794
Total interest-bearing notes	1,740	(14)	1,726
Non-interest-bearing debt:
0% Convertible debentures, due 2019	42	—	42
Total corporate debt	$1,782	$(14)	$1,768
6 3/8% Notes
In November 2012, the Company issued an aggregate principal amount of $800 million in 6 3/8% Notes, due November 2019. Interest is payable semi-annually and the notes may be called by the Company beginning November 15, 2015 at a premium, which declines over time. The Company used the net proceeds from the issuance of the 6 3/8% Notes to redeem all of its outstanding 7 7/8% Notes, due December 2015 and 12 1/2% Springing Lien Notes, due November 2017, including paying the associated redemption premiums, accrued interest and related fees and expenses. The Company recorded $257 million in losses on early extinguishment of debt related to the redemption of the 7 7/8% Notes and 12 1/2% Springing Lien Notes for the year ended December 31, 2012.
5 3/8% Notes

In November 2014, the Company issued an aggregate principal amount of $540 million in 5 3/8% Notes, due November 2022. Interest is payable semi-annually and the notes may be called by the Company beginning November 15, 2017 at a premium, which declines over time. The Company used the net proceeds from the issuance of the 5 3/8% Notes, along with approximately $460 million of existing cash, to redeem all of its outstanding 6 3/4% Notes, due May 2016 and 6% Notes, due November 2017, including paying the associated redemption premiums, accrued interest and related fees and expenses. The Company recorded $59 million in losses on early extinguishment of debt related to the redemption of the 6 3/4% Notes and 6% Notes for the year ended December 31, 2014.
0% Convertible Debentures
In 2009, the Company issued an aggregate principal amount of $1.7 billion in Class A convertible debentures and $2 million in Class B convertible debentures (collectively convertible debentures or 0% Convertible debentures) of non-interest-bearing notes due August 2019, in exchange for $1.3 billion principal of the 12 1/2% Springing Lien Notes and $0.4 billion principal of the 8% Notes, due June 2011.
The Class A convertible debentures are convertible into the Company’s common stock at a conversion rate of $10.34 per $1,000 principal amount of Class A convertible debentures and the Class B convertible debentures are convertible into the Company’s common stock at a conversion rate of $15.51 per $1,000 principal amount of Class B convertible debentures. The holders of the convertible debentures may convert all or any portion of the debentures at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date. At December 31, 2014, a cumulative total of $1.7 billion of the Class A convertible debentures and $2 million of the Class B convertible debentures had been converted into 164.6 million shares and 0.1 million shares, respectively, of the Company’s common stock.
Credit Facility
In November 2014, the Company entered into a $200 million senior secured revolving credit facility that expires in November 2017. The Company has the ability to borrow against the credit facility for working capital and general corporate purposes. The credit facility contains certain maintenance covenants, including the requirement for the parent company to maintain unrestricted cash of $100 million. At December 31, 2014, there was no outstanding balance under this credit facility.
Ranking and Subsidiary Guarantees
All of the Company’s notes rank equal in right of payment with all of the Company’s existing and future unsubordinated indebtedness and rank senior in right of payment to all its existing and future subordinated indebtedness. However, the notes rank effectively junior to the Company's secured indebtedness to the extent of the collateral securing such indebtedness, including any debt drawn under the Company's $200 million senior secured revolving credit facility.
In June 2011, certain of the Company’s subsidiaries issued guarantees on the 0% Convertible debentures. E*TRADE Bank and E*TRADE Securities LLC, among others, did not issue such guarantees.
Corporate Debt Covenants
The Company’s corporate debt and credit facility described above have terms which include financial maintenance covenants. At December 31, 2014, the Company was in compliance with all such maintenance covenants.
Future Maturities of Corporate Debt
Scheduled principal payments of corporate debt at December 31, 2014 were as follows (dollars in millions):

Years ending December 31,
2015	$—
2016	—
2017	—
2018	—
2019	800
Thereafter	578
Total future principal payments of corporate debt	1,378
Unamortized discount	(12)
Total corporate debt	$1,366

NOTE 15—OTHER LIABILITIES
Other liabilities consisted of the following at December 31, 2014 and 2013 (dollars in millions):

	December 31,
	2014	2013
Deposits received for securities loaned	$1,649	$1,050
Held-for-sale liabilities(1)	—	107
Other(2)	824	396
Total other liabilities	$2,473	$1,553

(1)	Represents liabilities related to the market making business, which was classified as held-for-sale at December 31, 2013.

(2)	Includes accounts payable, accrued expenses, bank and brokerage operational related payables, derivative liabilities, financing obligations, income tax liabilities and other liabilities.

NOTE 16—INCOME TAXES
The components of income tax expense (benefit) for the years ended December 31, 2014, 2013 and 2012 were as follows (dollars in millions):

	Year Ended December 31,
	2014	2013	2012
Current:
Federal	$—	$—	$—
State	4	3	3
Foreign	—	—	—
Total current	4	3	3
Deferred:
Federal	152	127	(137)
State	3	(20)	—
Foreign	—	—	—
Total deferred	155	107	(137)
Non-current tax expense (benefit)	—	(1)	116
Income tax expense (benefit)	$159	$109	$(18)
Non-current tax expense (benefit) relates to tax expense (benefit) associated with the reserves for uncertain tax positions. The following table presents the components of income (loss) before income tax expense (benefit) for the years ended December 31, 2014, 2013 and 2012 (dollars in millions):

	Year Ended December 31,
	2014	2013	2012
Domestic	$438	$186	$(135)
Foreign	14	9	4
Income (loss) before income tax expense (benefit)	$452	$195	$(131)

Unrecognized Tax Benefits
The following table provides a reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2014, 2013 and 2012 (dollars in millions):

	Year Ended December 31,
	2014	2013	2012
Unrecognized tax benefits, beginning of period	$333	$492	$377
Additions based on tax positions related to prior years	12	10	131
Additions based on tax positions related to current year	—	—	8
Reductions based on tax positions related to prior years	(14)	(163)	(23)
Settlements with taxing authorities	—	(5)	—
Statute of limitations lapses	(1)	(1)	(1)
Unrecognized tax benefits, end of period	$330	$333	$492
Unrecognized tax benefits decreased $3 million to $330 million during the year ended December 31, 2014. At December 31, 2014, $270 million (net of federal benefits on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably impact the effective income tax rate in future periods.
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
The following table summarizes the tax years that are either currently under examination or remain open under the statute of limitations and subject to examination by the major tax jurisdictions in which the Company operates:

Jurisdiction	Open Tax Years
Hong Kong	2008-2014
United Kingdom	2012-2014
United States	2004-2014
Various states(1)	2007-2014

(1)	Major state tax jurisdictions include California, Georgia, Illinois, New Jersey, New York and Virginia.
It is reasonably possible that the Company's unrecognized tax benefits could be reduced by as much as $151 million within the next twelve months as a result of settlements of certain examinations or expiration of statutes of limitations.
The Company’s practice is to recognize interest and penalties, if any, related to income tax matters in income tax expense. The Company has total reserves for interest and penalties of $21 million and $20 million as of December 31, 2014 and 2013, respectively. The tax expense for the year ended December 31, 2014 includes an increase in the accrual for interest and penalties of $1 million, principally related to state taxes.

Deferred Taxes and Valuation Allowance
Deferred income taxes are recorded when revenues and expenses are recognized in different periods for financial statement and tax return purposes. The temporary differences and tax carryforwards that created deferred tax assets and deferred tax liabilities at December 31, 2014 and 2013 are summarized in the following table (dollars in millions):

	December 31,
	2014	2013
Deferred tax assets:
Net operating losses	$632	$572
Reserves and allowances, net	601	891
Mark to market	110	125
Deferred compensation	43	36
Tax credits	37	31
Basis differences in investments	9	12
Other	1	7
Total deferred tax assets	1,433	1,674
Valuation allowance	(91)	(82)
Total deferred tax assets, net of valuation allowance	1,342	1,592
Deferred tax liabilities:
Depreciation and amortization	(387)	(353)
Other	(4)	—
Total deferred tax liabilities	(391)	(353)
Net deferred tax asset	$951	$1,239
The Company is required to establish a valuation allowance for deferred tax assets and record a corresponding increase to income tax expense if it is determined, based on evaluation of available evidence at the time the determination is made, that it is more likely than not that some or all of the deferred tax assets will not be realized. If the Company were to conclude that a valuation allowance was required, the resulting loss could have a material adverse effect on its financial condition and results of operations. As of December 31, 2014, the Company did not establish a valuation allowance against its federal deferred tax assets as it believes that it is more likely than not that all of these assets will be realized. Approximately 40% of existing federal deferred tax assets is not related to net operating losses and therefore, have no expiration date. The Company ended 2014 with $1,937 million of gross federal net operating losses, the majority of which will expire within the next 13 years. The increase in the net operating losses deferred tax asset was primarily driven by additional tax deductions related to prior years.
The Company’s evaluation of the need for a valuation allowance focused on identifying significant, objective evidence that it will be able to realize its deferred tax assets in the future. The Company determined that its expectations regarding future earnings are objectively verifiable due to various factors. One factor is the consistent profitability of the Company’s core business, the trading and investing segment, which has generated substantial income for each of the last 11 years, including through uncertain economic and regulatory environments. The core business is driven by brokerage customer activity and includes trading, brokerage related cash, margin lending, retirement and investing, and other brokerage related activities. These activities drive variable expenses that correlate to the volume of customer activity, which has resulted in stable, ongoing profitability.
Another factor is the mitigation of losses in the balance sheet management segment, which generated a large net operating loss in 2007 caused by the crisis in the residential real estate and credit markets. Much of this loss came from the sale of the asset-backed securities portfolio and credit losses from the mortgage loan portfolio. The Company no longer holds any of those asset-backed securities and shut down mortgage loan acquisition activities in 2007. In effect, the key business activities that led to the generation of the deferred tax assets were shut down over seven years ago. In addition, we have realized the benefits of various credit loss mitigation activities and improving economic conditions, including home price improvement related to our loan portfolio. As a result, the losses have continued to decline significantly and the balance sheet management segment has been profitable since 2012.
The Company's valuation allowance for deferred tax assets increased $9 million to $91 million at December 31, 2014. The principal components of the deferred tax assets for which a valuation allowance has been established include the following state and foreign country net operating loss carryforwards and charitable contributions which have a limited carryforward period:

•
At December 31, 2014, the Company had certain gross foreign country net operating loss carryforwards of $121 million and other foreign country temporary differences of approximately $19 million for which a deferred tax asset of approximately $32 million was established. The foreign net operating losses represent the foreign tax loss carryforwards in numerous foreign countries, the vast majority of which are not subject to expiration. In most of these foreign countries, the Company has historical tax losses; accordingly, the Company has provided a valuation allowance of $32 million against such deferred tax assets at December 31, 2014.

•
At December 31, 2014, the Company had gross state net operating loss carryforwards that expire between 2015 and 2033 in several states of $3.8 billion, most of which are subject to change by corresponding changes in apportionment. At December 31, 2014, we had total state deferred tax assets of approximately $143 million that related to the Company's state net operating loss carryforwards and temporary differences with a valuation allowance of $48 million against such deferred tax assets.

•
At December 31, 2014, the Company had charitable contribution carryforwards of $27 million that expire between 2015 and 2017. A deferred tax asset of approximately $11 million was established with a corresponding $11 million valuation allowance as it is more likely than not that these contributions will expire unused.

The Company does not intend to permanently reinvest any undistributed earnings and profits in foreign subsidiaries. As a result, the Company has fully recorded income taxes on those earnings at December 31, 2014.
Effective Tax Rate
The effective tax rate differed from the federal statutory rate as summarized in the following table for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
Federal statutory rate	35.0%	35.0%	(35.0)%
State income taxes, net of federal tax benefit	2.0	2.8	(11.8)
Difference between statutory rate and foreign effective tax rate	(1.0)	(1.4)	(1.1)
Tax exempt income	(0.1)	(0.3)	(0.4)
Disallowed interest expense	—	—	10.3
Change in valuation allowance	2.2	1.1	6.9
2009 Debt Exchange	—	—	(19.7)
Tax credits	(0.6)	(1.8)	(12.2)
California state tax legislative changes	—	—	19.2
Estimated reserve for uncertain tax positions	(0.3)	(2.6)	9.1
Deferred tax adjustments	(1.6)	4.5	8.4
Disallowed losses on early extinguishment of debt	—	—	7.4
Tax on undistributed earnings and profits in certain foreign subsidiaries	1.1	2.4	2.5
New York state tax legislative changes	(1.8)	—	—
Tax impact of exit of market making business	—	16.4	—
Other	0.3	(0.2)	2.4
Effective tax rate	35.2%	55.9%	(14.0)%
Tax Ownership Change
During the third quarter of 2009, the Company exchanged $1.7 billion principal amount of interest-bearing debt for an equal principal amount of non-interest-bearing convertible debentures. Subsequent to the 2009 Debt Exchange, $592 million and $129 million debentures were converted into 57 million and 13 million shares of common stock during the third and fourth quarters of 2009, respectively. As a result of these conversions, the Company believes it experienced a tax ownership change during the third quarter of 2009.

As of the date of the ownership change, the Company had federal NOLs available to carryforward of approximately $1,886 million. This amount includes $480 million in federal NOLs that were recorded in the third quarter of 2012 due to amended tax returns filed related primarily to additional tax deductions on the 2009 Debt Exchange and additional tax losses on bad debts. Section 382 imposes an annual limitation on the use of a corporation’s NOLs, certain recognized built-in losses and other carryovers after an "ownership change" occurs. Section 382 rules governing when a change in ownership occurs are complex and subject to interpretation; however, an ownership change generally occurs when there has been a cumulative change in the stock ownership of a corporation by certain "5% shareholders" of more than 50 percentage points over a rolling three-year period.
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
The Company believes the tax ownership change will extend the period of time it will take to fully utilize its pre-ownership change NOLs, but will not limit the total amount of pre-ownership change federal NOLs it can utilize. The Company’s updated estimate is that it will be subject to an overall annual limitation on the use of its pre-ownership change NOLs of approximately $194 million. The Company’s overall pre-ownership change federal NOLs, which were approximately $1,886 million, have a statutory carryforward period of 20 years (the majority of which expire in 13 years). As a result, the Company believes it will be able to fully utilize these NOLs in future periods.
The Company’s ability to utilize the pre-ownership change NOLs is dependent on its ability to generate sufficient taxable income over the duration of the carryforward periods and will not be impacted by its ability or inability to generate taxable income in an individual year.
NOTE 17—SHAREHOLDER'S EQUITY
The activity in shareholders’ equity during the year ended December 31, 2014 is summarized in the following table (dollars in millions):

	Common Stock / Additional Paid-In Capital	Accumulated Deficit / Other Comprehensive Loss	Total
Beginning balance, December 31, 2013	$7,331	$(2,475)	$4,856
Net income	—	293	293
Net change from available-for-sale securities	—	167	167
Net change from cash flow hedging instruments	—	37	37
Other(1)	22	—	22
Ending balance, December 31, 2014	$7,353	$(1,978)	$5,375

(1)	Other includes employee share-based compensation and conversions of convertible debentures.

Accumulated Other Comprehensive Loss
The following tables present after-tax changes in each component of accumulated other comprehensive loss for the years ended December 31, 2014, 2013 and 2012 (dollars in millions):

	Available-for-sale Securities	Cash Flow Hedging Instruments	Foreign Currency Translation	Total
Beginning balance, December 31, 2013	$(160)	$(298)	$5	$(453)
Other comprehensive income (loss) before reclassifications	193	(39)	—	154
Amounts reclassified from accumulated other comprehensive loss	(26)	76	—	50
Net change	167	37	—	204
Ending balance, December 31, 2014	$7	$(261)	$5	$(249)

	Available-for-sale Securities	Cash Flow Hedging Instruments	Foreign Currency Translation	Total
Beginning balance, December 31, 2012	$137	$(452)	$5	$(310)
Other comprehensive income (loss) before reclassifications	(260)	67	—	(193)
Amounts reclassified from accumulated other comprehensive loss	(37)	87	—	50
Net change	(297)	154	—	(143)
Ending balance, December 31, 2013	$(160)	$(298)	$5	$(453)

	Available-for-sale Securities	Cash Flow Hedging Instruments	Foreign Currency Translation	Total
Beginning balance, December 31, 2011	$68	$(458)	$3	$(387)
Other comprehensive income (loss) before reclassifications	197	(72)	2	127
Amounts reclassified from accumulated other comprehensive loss	(128)	78	—	(50)
Net change	69	6	2	77
Beginning balance, December 31, 2012	$137	$(452)	$5	$(310)

The following table presents the income statement line items impacted by reclassifications out of accumulated other comprehensive loss for the years ended December 31, 2014 and 2013 (dollars in millions):

Accumulated Other Comprehensive Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Loss		Affected Line Items in the Consolidated Statement of Income (Loss)
	Year Ended December 31,
	2014	2013
Available-for-sale securities:
	$42	$60	Gains on loans and securities, net
	(16)	(23)	Tax expense (benefit)
	$26	$37	Reclassification into earnings, net
Cash flow hedging instruments:
	$—	$8	Operating interest income
	(125)	(147)	Operating interest expense
	(125)	(139)	Reclassification into earnings, before tax
	49	52	Tax expense (benefit)
	$(76)	$(87)	Reclassification into earnings, net

Preferred Stock
The Company has 1 million shares authorized in preferred stock. None were issued or outstanding at December 31, 2014 or 2013.

NOTE 18—EARNINGS (LOSS) PER SHARE
The following table presents a reconciliation of basic and diluted earnings (loss) per share (in millions, except share data and per share amounts):

	Year Ended December 31,
	2014	2013	2012
Basic:
Net income (loss)	$293	$86	$(113)
Basic weighted-average shares outstanding (in thousands)	288,705	286,991	285,748
Basic earnings (loss) per share	$1.02	$0.30	$(0.39)
Diluted:
Net income (loss)	$293	$86	$(113)
Basic weighted-average shares outstanding (in thousands)	288,705	286,991	285,748
Effect of dilutive securities:
Weighted-average convertible debentures (in thousands)	3,999	4,125	—
Weighted-average options and restricted stock issued to employees (in thousands)	1,399	1,473	—
Diluted weighted-average shares outstanding (in thousands)	294,103	292,589	285,748
Diluted earnings (loss) per share	$1.00	$0.29	$(0.39)

The Company excluded the following shares from the calculations of diluted earnings (loss) per share for the years ended December 31, 2014, 2013 and 2012 as the effect would have been anti-dilutive (shares in millions):

	Year Ended December 31,
	2014	2013	2012
Weighted-average shares excluded as a result of the Company’s net loss:
Convertible debentures	N/A	N/A	4.1
Stock options and restricted stock awards and units	N/A	N/A	0.4
Other stock options and restricted stock awards and units	0.5	1.7	2.5
Total	0.5	1.7	7.0

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

At December 31, 2014 and 2013, all of the Company’s broker-dealer subsidiaries met minimum net capital requirements. The tables below summarize the minimum excess capital requirements for the Company’s broker-dealer subsidiaries at December 31, 2014 and 2013 (dollars in millions):

	Required Net Capital	Net Capital	Excess Net Capital
December 31, 2014:
E*TRADE Clearing LLC(1)	$170	$795	$625
E*TRADE Securities LLC(1)(2)	—	459	459
Other broker-dealers	1	19	18
Total	$171	$1,273	$1,102
December 31, 2013:
E*TRADE Clearing LLC(1)	$144	$715	$571
E*TRADE Securities LLC(1)	—	261	261
G1 Execution Services, LLC(3)	1	22	21
Other broker-dealers	2	22	20
Total	$147	$1,020	$873

(1)	Elected to use the Alternative method to compute net capital. The net capital requirement was $250,000 for E*TRADE Securities LLC for both periods presented.

(2)	E*TRADE Securities LLC was moved from under E*TRADE Bank in February 2015 and subsequently paid a dividend of $434 million to the parent company.

(3)
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
Quantitative measures established by regulation to ensure capital adequacy require E*TRADE Bank to meet minimum total capital, Tier 1 capital and Tier 1 leverage ratios. As shown in the table below, at both December 31, 2014 and 2013, E*TRADE Bank was categorized as "well capitalized" under the regulatory framework for prompt corrective action. However, events beyond management's control, such as deterioration in credit markets, could adversely affect future earnings and E*TRADE Bank's ability to meet future capital requirements and ability to pay dividends to the parent company. E*TRADE Bank’s actual and required capital amounts and ratios at December 31, 2014 and 2013 are presented in the table below (dollars in millions):

	Actual		Minimum Required to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Excess Capital
December 31, 2014:
Total capital	$4,772	26.93%	$1,772	10.00%	$3,000
Tier 1 capital	$4,548	25.67%	$1,063	6.00%	$3,485
Tier 1 leverage	$4,548	10.61%	$2,143	5.00%	$2,405
December 31, 2013:
Total capital	$4,331	24.25%	$1,786	10.00%	$2,545
Tier 1 capital	$4,105	22.98%	$1,072	6.00%	$3,033
Tier 1 leverage	$4,105	9.51%	$2,158	5.00%	$1,947
NOTE 20—LEASE ARRANGEMENTS
The Company has non-cancelable operating leases for facilities through 2025. Future minimum lease payments and sublease proceeds under these leases with initial or remaining terms in excess of one year, including leases involved in facility restructurings, are as follows (dollars in millions):

Operating Lease Commitments
Years ending December 31,
2015	$25
2016	25
2017	24
2018	21
2019	19
Thereafter	31
Total future minimum lease payments	$145
Sublease proceeds	(4)
Net lease commitments	$141
Certain leases contain provisions for renewal options and rent escalations based on increases in certain costs incurred by the lessor. Rent expense, net of sublease income, was $21 million, $22 million and $23 million for the years ended December 31, 2014, 2013 and 2012, respectively. Rent expense, which is recorded in the occupancy and equipment line item in the consolidated statement of income (loss), excludes costs related to leases involved in facility restructurings, which are recorded in the facility restructuring and other exit activities line item in the consolidated statement of income (loss).
On October 31, 2014, the Company executed a sale-leaseback transaction on its office located in Alpharetta, Georgia. See Note 9—Property and Equipment, Net for more information.
NOTE 21—COMMITMENTS, CONTINGENCIES AND OTHER REGULATORY MATTERS
Legal Matters
Litigation Matters
On October 27, 2000, Ajaxo, Inc. ("Ajaxo") filed a complaint in the Superior Court for the State of California, County of Santa Clara. Ajaxo sought damages and certain non-monetary relief for the Company’s alleged breach of a non-disclosure agreement with Ajaxo pertaining to certain wireless technology that Ajaxo offered the Company as well as damages and other relief against the Company for their alleged misappropriation of Ajaxo’s trade secrets. Following a jury trial, a judgment was entered in 2003 in favor of Ajaxo against the Company for $1 million for breach of the Ajaxo non-disclosure agreement. Although the jury found in favor of Ajaxo on its claim against the Company for misappropriation of trade secrets, the trial court subsequently denied Ajaxo’s requests for additional damages and relief. On December 21, 2005, the California Court of Appeal affirmed the above-described award against the Company for breach of the nondisclosure agreement but remanded the case to the trial court for the limited purpose of determining what, if any, additional damages Ajaxo may be entitled to as a result of the jury’s previous finding in favor of Ajaxo on its claim against the Company for misappropriation of trade secrets. Although the Company paid Ajaxo the full amount due on the above-described judgment, the case was remanded back to the trial court, and on May 30, 2008, a jury returned a verdict in favor of the Company denying all claims raised and demands for damages against the Company. Following the trial court’s entry of judgment in favor of the Company on September 5, 2008, Ajaxo filed post-trial motions for vacating this entry of judgment and requesting a new trial. The trial court denied these motions. On December 2, 2008, Ajaxo filed a notice of appeal with the Court of Appeal of the State of California for the Sixth District. On August 30, 2010, the Court of Appeal affirmed the trial court’s verdict in part and reversed the verdict in part, remanding the case. The Company petitioned the Supreme Court of California for review of the Court of Appeal decision. On December 16, 2010, the California Supreme Court denied the Company’s petition for review and remanded for further proceedings to the trial court. The testimonial phase of the third trial in this matter concluded on June 12, 2012. By order dated May 28, 2014, the Court determined to conduct a second phase of this bench trial to allow Ajaxo to attempt to prove entitlement to additional royalties. Hearings in phase two of the trial concluded January 8, 2015, and final written closing statements will be submitted March 16, 2015. The Company will continue to defend itself vigorously.
On May 16, 2011, Droplets Inc., the holder of two patents pertaining to user interface servers, filed a complaint in the U.S. District Court for the Eastern District of Texas against E*TRADE Financial Corporation, E*TRADE Securities LLC, E*TRADE Bank and multiple other unaffiliated financial services firms. Plaintiff contends that the defendants engaged in patent infringement under federal law. Plaintiff seeks unspecified damages and an injunction against future infringements, plus royalties, costs, interest and attorneys’ fees. On September 30, 2011, the Company and several co-defendants filed a motion to transfer the case to the Southern District of New York. Venue discovery occurred throughout December 2011. On January 1, 2012, a new judge was assigned to the case. On March 28, 2012, a change of venue was granted and the case was transferred to the United States District Court for the Southern District of New York. The Company filed its answer and counterclaim on June 13, 2012 and plaintiff moved to dismiss the counterclaim. The Company filed a motion for summary judgment. Plaintiffs sought to change venue back to the Eastern District of Texas on the theory that this case is one of several matters that should be consolidated in a single multi-district litigation. On December 12, 2012, the Multidistrict Litigation Panel denied the transfer of this action to Texas. By opinion dated April 4, 2013, the Court denied defendants’ motion for summary judgment and plaintiff’s motion to dismiss the counterclaims. The Court issued its order on claim construction on October 22, 2013, and by order dated January 28, 2014, the Court adopted the defendants' proposed claims construction. On March 25, 2014, the Court granted plaintiff leave to amend its complaint to add a newly-issued patent, but stayed all litigation pertaining to that patent until a covered business method review could be heard by the Patent and Trademark Appeals Board. The defendants' petitions for covered business method reviews were denied by the Patent and Trademark Appeals Board. Motions for summary judgment were filed in the U.S. District Court in August 2014 and the parties await the decision. The Company will continue to defend itself vigorously in this matter, both in the District Court and at the U.S. Patent and Trademark Office.
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

On April 30, 2013, a putative class action was filed by John Scranton, on behalf of himself and a class of persons similarly situated, against E*TRADE Financial Corporation and E*TRADE Securities LLC in the Superior Court of California, County of Santa Clara, pursuant to the California procedures for a private Attorney General action. The Complaint alleged that the Company misrepresented through its website that it would always automatically exercise options that were in-the-money by $0.01 or more on expiration date. Plaintiffs allege violations of the California Unfair Competition Law, the California Consumer Remedies Act, fraud, misrepresentation, negligent misrepresentation and breach of fiduciary duty. The case has been deemed complex within the meaning of the California Rules of Court, and a case management conference was held on September 13, 2013. The Company’s demurrer and motion to strike the complaint were granted by order dated December 20, 2013. The Court granted leave to amend the complaint. A second amended complaint was filed on January 31, 2014. On March 11, 2014, the Company moved to strike and for a demurrer to the second amended complaint. On October 20, 2014, the Court sustained the Company's demurrer, dismissing four counts of the second amended complaint with prejudice and two counts without prejudice. The plaintiffs filed a third amended complaint on November 10, 2014. The Company filed a third demurrer and motion to strike on December 12, 2014. The Company will continue to defend itself vigorously in this matter.
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
The Company’s equity and cost method investments are generally limited liability investments in partnerships, companies and other similar entities, including tax credit partnerships and community development entities, that are not required to be consolidated. The Company had $40 million in unfunded commitments with respect to these investments at December 31, 2014.
At December 31, 2014, the Company had approximately $33 million of certificates of deposit scheduled to mature in less than one year and $169 million of unfunded commitments to extend credit.
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
The Company evaluates the performance of its segments based on the segment’s income (loss) before income taxes. Financial information for the Company’s reportable segments is presented in the following tables (dollars in millions):

	Year Ended December 31, 2014
	Trading and Investing	Balance Sheet Management	Corporate/ Other	Total
Net operating interest income	$632	$455	$1	$1,088
Total non-interest income	683	43	—	726
Total net revenue	1,315	498	1	1,814
Provision for loan losses	—	36	—	36
Total operating expense	766	148	231	1,145
Income (loss) before other income (expense) and income taxes	549	314	(230)	633
Total other income (expense)	—	—	(181)	(181)
Income (loss) before income taxes	$549	$314	$(411)	$452
Income tax expense				159
Net income				$293

	Year Ended December 31, 2013
	Trading and Investing	Balance Sheet Management	Corporate/ Other	Total
Net operating interest income	$540	$442	$—	$982
Total non-interest income	677	64	—	741
Total net revenue	1,217	506	—	1,723
Provision for loan losses	—	143	—	143
Total operating expense	883	179	213	1,275
Income (loss) before other income (expense) and income taxes	334	184	(213)	305
Total other income (expense)	—	—	(110)	(110)
Income (loss) before income taxes	$334	$184	$(323)	$195
Income tax expense				109
Net income				$86

	Year Ended December 31, 2012
	Trading and Investing	Balance Sheet Management	Corporate/ Other	Total
Net operating interest income	$641	$444	$—	$1,085
Total non-interest income	622	193	—	815
Total net revenue	1,263	637	—	1,900
Provision for loan losses	—	355	—	355
Total operating expense	769	220	173	1,162
Income (loss) before other income (expense) and income taxes	494	62	(173)	383
Total other income (expense)	—	—	(514)	(514)
Income (loss) before income taxes	$494	$62	$(687)	$(131)
Income tax (benefit)				(18)
Net loss				$(113)
Total other income (expense) included losses on early extinguishment of corporate debt of $59 million and $257 million during the years ended December 31, 2014 and 2012, respectively. For additional information refer to Note 14—Corporate Debt.

Segment Assets

	Trading and Investing	Balance Sheet Management	Corporate/ Other	Total
As of December 31, 2014	$12,032	$33,075	$423	$45,530
As of December 31, 2013	$10,820	$34,784	$676	$46,280
As of December 31, 2012	$9,505	$37,306	$576	$47,387
Assets and total net revenue attributable to international locations were not material for the periods presented. No single customer accounts for greater than 10% of gross revenues for any of the years ended December 31, 2014, 2013 and 2012.

NOTE 23—CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)
The following presents the parent company’s condensed statement of comprehensive income (loss), balance sheet and statement of cash flows:
CONDENSED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Year Ended December 31,
	2014	2013	2012
Dividends from subsidiaries	$311	$193	$99
Other revenues	333	281	270
Total net revenue	644	474	369
Total operating expense	421	359	339
Income before other income (expense), income tax benefit, and equity in income of consolidated subsidiaries	223	115	30
Total other income (expense)	(166)	(108)	(434)
Income (loss) before income tax benefit and equity in income of consolidated subsidiaries	57	7	(404)
Income tax benefit	(88)	(76)	(188)
Equity in undistributed income of subsidiaries	148	3	103
Net income (loss)	293	86	(113)
Other comprehensive income (loss)	204	(143)	77
Comprehensive income (loss)	$497	$(57)	$(36)
CONDENSED BALANCE SHEET
(In millions)

	December 31,
	2014	2013
ASSETS
Cash and equivalents	$220	$406
Property and equipment, net	165	137
Investment in consolidated subsidiaries	5,763	5,445
Receivable from subsidiaries	31	36
Other assets	745	710
Total assets	$6,924	$6,734
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Corporate debt	$1,366	$1,768
Other liabilities	183	110
Total liabilities	1,549	1,878
Total shareholders’ equity	5,375	4,856
Total liabilities and shareholders’ equity	$6,924	$6,734

CONDENSED STATEMENT OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income (loss)	$293	$86	$(113)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	38	40	50
Equity in undistributed income from subsidiaries	(148)	(3)	(103)
Losses on early extinguishment of debt	6	—	137
Other	(44)	(15)	45
Net effect of decrease in other assets	19	15	23
Net effect of decrease in other liabilities	(3)	(60)	(178)
Net cash provided by (used in) operating activities	161	63	(139)
Cash flows from investing activities:
Capital expenditures for property and equipment	(62)	(24)	(27)
Proceeds from sale of subsidiary	76	—	—
Cash contributions to subsidiaries	(29)	(39)	(26)
Other	—	4	3
Net cash used in investing activities	(15)	(59)	(50)
Cash flows from financing activities:
Net proceeds from issuance of senior notes	540	—	1,305
Payments on senior and springing lien notes	(940)	—	(1,174)
Other	68	2	(21)
Net cash provided by financing activities	(332)	2	110
(Decrease) increase in cash and equivalents	(186)	6	(79)
Cash and equivalents, beginning of period	406	400	479
Cash and equivalents, end of period	$220	$406	$400
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
The Company issues guarantees for the settlement of foreign exchange transactions. If a subsidiary fails to deliver currency on the settlement date of a foreign exchange arrangement, the beneficiary financial institution may seek payment from the Company. Terms are undefined, and are governed by the terms of the underlying financial obligation. At December 31, 2014, no claims had been made against the Company for payment under these guarantees and thus, no obligations have been recorded. None of these guarantees are collateralized.

NOTE 24—QUARTERLY DATA (UNAUDITED)
The information presented below reflects all adjustments, which, in the opinion of management, are of a normal and recurring nature necessary to present fairly the results of operations for the quarterly periods presented (dollars in millions, except per share amounts):

	2014				2013
	First	Second	Third	Fourth	First	Second	Third	Fourth
Total net revenue	$475	$438	$440	$461	$420	$440	$417	$446
Net income (loss)	$97	$69	$86	$41	$35	$(54)	$47	$58
Earnings (loss) per share:
Basic	$0.34	$0.24	$0.30	$0.14	$0.12	$(0.19)	$0.17	$0.20
Diluted	$0.33	$0.24	$0.29	$0.14	$0.12	$(0.19)	$0.16	$0.20
In the second quarter of 2013, the net loss was due to $142 million in impairment of goodwill as a result of the decision to exit the market making business. For additional information on the impairment of goodwill, see Note 10—Goodwill and Other Intangibles, Net.
In the fourth quarter of 2014, the decrease in net income was primarily due to $59 million pre-tax losses on early extinguishment of debt related to the redemption of the 6 3/4% Notes and 6% Notes. For additional information on the redemption of corporate debt, see Note 14—Corporate Debt.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.    CONTROLS AND PROCEDURES

(a)
Based on an evaluation under the supervision and with the participation of our management, our Chief Executive Officer and our Chief Financial Officer have concluded that the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"), were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Management Report on Internal Control Over Financial Reporting and the Reports of Independent Registered Public Accounting Firm are included in Item 8. Financial Statements and Supplementary Data.

(b)
There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2014, identified in connection with management's evaluation required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.
PART III
The information required to be furnished pursuant to Items 10, 11, 12, 13, and 14 is incorporated by reference from the Company’s definitive proxy statement for its 2015 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2014.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:
Consolidated Financial Statements and Financial Statement Schedules
Consolidated Financial Statement Schedules have been omitted because the required information is not applicable, not material or is provided in the consolidated financial statements or notes thereto.

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of E*TRADE Financial Corporation as currently in effect (incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q filed on August 4, 2010).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on July 1, 2014).

4.1
Specimen of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Amendment No. 1 to the Company’s Registration Statement on Form S-1, Registration Statement No. 333-05525, filed on July 22, 1996).

4.2
Indenture dated August 25, 2009 between E*TRADE Financial Corporation and The Bank of New York Mellon, as Trustee, relating to the 2019 Debentures (includes form of note) (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on August 25, 2009).

4.3
Third Supplemental Indenture dated June 15, 2011, among the Company, the guaranteeing subsidiaries party thereto and The Bank of New York Mellon Trust Company., as Trustee, relating to the 2019 Debentures (incorporated by reference to Exhibit 4.5 of the Company’s Form 10-Q filed on August 4, 2011).

4.4
Senior Indenture dated November 14, 2012 between the Company and The Bank of New York Mellon Trust Company, N.A., as Trustee (includes form of note) (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on November 14, 2012).

4.5
First Supplemental Indenture dated November 14, 2012 between the Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 6.375% Senior Notes due 2019 (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on November 14, 2012).

4.6
Second Supplemental Indenture dated November 17, 2014 between the Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 5.375% Senior Notes due 2022 (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on November 17, 2014).

*4.7
Credit Agreement dated November 10, 2014 among the Company, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and Morgan Stanley Senior Funding, Inc., as Syndication Agent.

+10.1	Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-K filed February 24, 2010).

†10.2
Master Service Agreement and Global Services Schedule, dated April 9, 2003, between E*TRADE Group, Inc. and ADP Financial Information Services, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on August 8, 2003).

†10.3
Global Amendment to the Master Services Agreement and Global Services Schedule, dated November 19, 2013, by and between Broadridge Securities Processing Solutions, Inc. (formerly known as ADP Financial Information Services, Inc.) and E*TRADE Group, Inc. now known as E*TRADE Financial Corporation (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-K filed on February 25, 2014).

+10.4	Amended 2005 Equity Incentive Plan of E*TRADE Financial Corporation. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 14, 2010).

*+10.5	Form of Executive Restricted Stock Award Agreement for Amended 2005 Equity Incentive Plan.

*+10.6	Form of Performance Share Unit Award Agreement for Amended 2005 Equity Incentive Plan.

+10.7	Executive Bonus Plan (incorporated by reference to Exhibit 10.67 to the Company’s Current Report on Form 8-K filed on May 31, 2005).

Exhibit Number	Description
10.8
Master Investment and Securities Purchase Agreement, dated November 29, 2007 by and between E*TRADE Financial Corporation and Wingate Capital Ltd. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 4, 2007).

10.9
First Amendment to Master Investment and Securities Purchase Agreement, dated as of December 12, 2007, by and between Wingate Capital Ltd. and E*TRADE Financial Corporation (incorporated by reference to Exhibit 99.5 of the Schedule 13D filed by Citadel Limited Partnership et al with respect to E*TRADE Financial Corporation on December 17, 2007).

10.10
Second Amendment to Master Investment and Securities Purchase Agreement, dated as of January 18, 2008, by and between Wingate Capital Ltd. and E*TRADE Financial Corporation (incorporated by reference to Exhibit 99.12 of the Amendment No. 1 to Schedule 13D filed by Citadel Limited Partnership et al with respect to E*TRADE Financial Corporation on January 18, 2008).

10.11	Form of Exchange Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 6, 2008).

10.12
Guarantee and Support Agreement, dated as of July 14, 2008, by E*TRADE Financial Corporation in favor of The Bank of Nova Scotia (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 16, 2008).

10.13	Form of Indemnification Agreement for Directors dated July 30, 2008 (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed on August 8, 2008).

*+10.14	Form of Employment Agreement between E*TRADE Financial Corporation and each of Matthew J. Audette, Michael E. Foley and Karl A. Roessner.

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
Dated: February 24, 2015

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

Signature	Title	Date

/S/ PAUL T. IDZIK	Director and Chief Executive Officer (Principal Executive Officer)	February 24, 2015
Paul T. Idzik

/S/ MATTHEW J. AUDETTE	Chief Financial Officer (Principal Financial and Accounting Officer)	February 24, 2015
Matthew J. Audette

/S/ RICHARD J. CARBONE	Director	February 24, 2015
Richard J. Carbone

/S/ CHRISTOPHER M. FLINK	Director	February 24, 2015
Christopher M. Flink

Director
James P. Healy

/S/ FREDERICK W. KANNER	Director	February 24, 2015
Frederick W. Kanner

/S/ JAMES LAM	Director	February 24, 2015
James Lam

/S/ RODGER A. LAWSON	Director	February 24, 2015
Rodger A. Lawson

Signature	Title	Date

Director
Shelley B. Leibowitz

/S/ REBECCA SAEGER	Director	February 24, 2015
Rebecca Saeger

/S/ JOSEPH L. SCLAFANI	Director	February 24, 2015
Joseph L. Sclafani

/S/ GARY H. STERN	Director	February 24, 2015
Gary H. Stern

/S/ DONNA L. WEAVER	Director	February 24, 2015
Donna L. Weaver