Form 10-Q
period 2015-03-31
E TRADE FINANCIAL Corp
filed 2015-05-06
CIK 1015780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
_____________________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
or
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
 ____________________________
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
As of April 30, 2015, there were 289,915,838 shares of common stock outstanding.

E*TRADE FINANCIAL CORPORATION
FORM 10-Q QUARTERLY REPORT
For the Quarter Ended March 31, 2015

Unless otherwise indicated, references to "the Company," "we," "us," "our" and "E*TRADE" mean E*TRADE Financial Corporation and its subsidiaries.

i

E*TRADE, E*TRADE Financial, E*TRADE Bank, Equity Edge, OptionsLink and the Converging Arrows logo are registered trademarks of E*TRADE Financial Corporation in the United States and in other countries.

ii

PART I
FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. These statements relate to our future plans, objectives, expectations and intentions based on certain assumptions and include any statement that is not historical in nature. These statements may be identified by the use of words such as "assume," "expect," "believe," "may," "will," "should," "anticipate," "intend," "plan," "estimate," "continue" and similar expressions. We caution that actual results could differ materially from those discussed in these forward-looking statements. Important factors that could contribute to our actual results differing materially from any forward-looking statements include, but are not limited to, those discussed under Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q; and Part I. Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC, which are incorporated herein by reference. By their nature forward-looking statements are not guarantees of future performance or results and are subject to risks, uncertainties and assumptions that are difficult to predict or quantify. Actual future results may vary materially from expectations expressed or implied in this report or any of our prior communications. The forward-looking statements contained in this report reflect our expectations only as of the date of this report. You should not place undue reliance on forward-looking statements, as we do not undertake to update or revise forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statements were made, except as required by law.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the consolidated financial statements and the related notes that appear elsewhere in this document and with the Annual Report on Form 10-K for the year ended December 31, 2014.
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
We are focused on maintaining our competitive position in trading, margin lending and cash management, while expanding our customer share of wallet in retirement, investing and savings. Through these offerings, we aim to continue acquiring new customers while also deepening the engagement of both new and existing customers.

•	Capitalize on value of corporate services business.
Our corporate services business is a strategically important driver of brokerage account growth for us. We are leveraging our industry-leading position to improve client acquisition, and are bolstering awareness among plan participants of our full suite of offerings.

•	Maximize value of customer deposits while improving balance sheet efficiency.
Our brokerage business generates a significant amount of stable, low-cost deposits, which we monetize through the bank by investing primarily in low-risk, agency mortgage-backed securities.

Strengthen Overall Financial and Franchise Position

•	Manage down legacy investments and mitigate credit losses.
We continue to manage down the size and risks associated with our legacy loan portfolio, while mitigating credit losses where possible.

•	Continue to execute on our capital plan.
Our capital plan was laid out in 2012 with a key goal of distributing capital from E*TRADE Bank to the parent company, with the key objective of reducing corporate debt. We are now focused on utilizing excess capital created through earnings and by achieving lower capital requirements at E*TRADE Bank, while continuing to demonstrate sustainability of our enterprise risk management culture and capabilities.
Key Factors Affecting Financial Performance
Our financial performance is affected by a number of factors outside of our control, including:

•	customer demand for financial products and services;

•	weakness or strength of the residential real estate and credit markets;

•	performance, volume and volatility of the equity and capital markets;

•	customer perception of the financial strength of our franchise;

•	market demand and liquidity in the secondary market for mortgage loans and securities;

•	market demand and liquidity in the wholesale borrowings market, including securities sold under agreements to repurchase;

•	the level and volatility of interest rates;

•	our ability to move capital to our parent company from our subsidiaries subject to various regulatory approvals; and

•	changes to the rules and regulations governing the financial services industry.
In addition to the items noted above, our success in the future will depend upon, among other things, our ability to:

•	have continued success in the acquisition, growth and retention of brokerage customers;

•	generate meaningful growth in our retirement, investing and savings customer products;

•	continue to demonstrate the sustainability of our enterprise risk management culture and capabilities;

•	mitigate credit costs;

•	manage to a lower Tier 1 leverage ratio at E*TRADE Bank, as stated in our capital plan;

•	generate capital sufficient to meet our operating needs at both E*TRADE Bank and our parent company;

•	evaluate and utilize excess capital to maximize shareholder value;

•	assess and manage interest rate risk;

•	maintain disciplined expense control and improved operational efficiency; and

•	compete in a technology-intensive industry characterized by rapid innovation.

Management monitors a number of metrics in evaluating the Company’s performance. The most significant of these are shown in the table and discussed in the text below:

	As of or For the Three Months Ended March 31,		Variance
	2015	2014	2015 vs. 2014
Customer Activity Metrics:
Daily average revenue trades ("DARTs")	169,951	197,944	(14)%
Average commission per trade	$10.94	$10.64	3%
Margin receivables (dollars in billions)	$8.2	$7.3	12%
End of period brokerage accounts	3,182,639	3,069,961	4%
Net new brokerage accounts	38,716	71,902	(46)%
Annualized brokerage account attrition rate	8.8%	7.1%	*
Customer assets (dollars in billions)	$299.4	$269.0	11%
Net new brokerage assets (dollars in billions)	$3.5	$4.1	(15)%
Brokerage related cash (dollars in billions)	$41.6	$40.1	4%
Company Financial Metrics:
Corporate cash (dollars in millions)	$258	$525	(51)%
E*TRADE Financial Tier 1 leverage ratio(1)	8.4%	7.0%	1.4%
E*TRADE Bank Tier 1 leverage ratio(1)	9.8%	9.7%	0.1%
Special mention loan delinquencies (dollars in millions)	$191	$195	(2)%
Allowance for loan losses (dollars in millions)	$402	$403	*
Enterprise net interest spread	2.62%	2.47%	0.15%
Enterprise interest-earning assets (average dollars in billions)	$41.1	$42.1	(2)%

*	Percentage not meaningful.

(1)
Beginning in the first quarter of 2015, E*TRADE Financial and E*TRADE Bank calculate regulatory capital under the Basel III framework using the Standardized Approach, subject to transition provisions. Prior to the first quarter of 2015, the risk-based capital guidelines that applied to E*TRADE Bank were based upon the 1988 capital accords of the Basel Committee on Banking Supervision ("BCBS"), a committee of central banks and bank supervisors, as implemented by the U.S. Federal banking agencies, including the OCC, commonly known as Basel I. As a savings and loan holding company, E*TRADE Financial was not previously subject to specific statutory capital requirements. Therefore, E*TRADE Financial's Tier 1 leverage ratio as of March 31, 2014 was a non-GAAP measure and was calculated based on the Federal Reserve’s well-capitalized requirements then applicable to bank holding companies. See Liquidity and Capital Resources for a reconciliation of this non-GAAP measure to the comparable GAAP measure.

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

•
Brokerage related cash is an indicator of the level of engagement with our brokerage customers and is a key driver of net operating interest income as well as fees earned on customer assets held by third parties outside the Company.

Company Financial Metrics

•
Corporate cash is an indicator of the liquidity at the parent company. It is the primary source of capital above and beyond the capital deployed in our regulated subsidiaries. See Liquidity and Capital Resources for a reconciliation of this non-GAAP measure to the comparable GAAP measure.

•
Tier 1 leverage ratio is an indication of capital adequacy for E*TRADE Financial and E*TRADE Bank. Tier 1 leverage ratio is Tier 1 capital divided by adjusted average total assets for leverage capital purposes. Beginning in the first quarter of 2015, E*TRADE Financial and E*TRADE Bank calculate regulatory capital under the Basel III framework using the Standardized Approach, subject to transition provisions. Prior to Basel III becoming effective, E*TRADE Financial capital ratios were non-GAAP measures as the parent company was not yet held to regulatory capital requirements. See Liquidity and Capital Resources for additional information, including the calculation of regulatory capital ratios and a reconciliation of previously non-GAAP capital ratios to the comparable GAAP measures.

•
Special mention loan delinquencies are loans 30-89 days past due and are an indicator of the expected trend for charge-offs in future periods as these loans have a greater propensity to migrate into nonaccrual status and ultimately be charged-off.

•
Allowance for loan losses is an estimate of probable losses inherent in the loan portfolio as of the balance sheet date and is typically equal to management’s forecast of loan losses in the twelve months following the balance sheet date, as well as the forecasted losses, including economic concessions to borrowers, over the estimated remaining life of loans modified as troubled debt restructurings ("TDR").

•	Enterprise interest-earning assets, in conjunction with our enterprise net interest spread, are indicators of our ability to generate net operating interest income.
Significant Events in the First Quarter of 2015
Received Regulatory Approval to Operate E*TRADE Bank at a 9.0% Tier 1 Leverage Ratio and to Move Broker-Dealers from under E*TRADE Bank

•	We received regulatory approval to operate E*TRADE Bank at a 9.0% Tier 1 leverage ratio, reflecting significant progress on our capital plan.

•
In addition, we recently received regulatory approval to move our broker-dealers, E*TRADE Securities LLC ("E*TRADE Securities") and E*TRADE Clearing LLC ("E*TRADE Clearing"), out from under E*TRADE Bank. The revised organizational structure provides increased capital flexibility as it enables us to dividend excess regulatory capital at our broker-dealers to the parent. E*TRADE Securities was moved from under E*TRADE Bank in February 2015 and subsequently paid a dividend of $434 million to the parent company. We plan to move E*TRADE Clearing in the second half of 2015.

$75 Million Dividend Issued from E*TRADE Bank to the Parent Company

•
We received approval from our regulators for a $75 million dividend from E*TRADE Bank to the parent company, totaling $550 million in quarterly dividends since the third quarter of 2013 and continuing to reflect significant progress in our capital plan.

Eliminated $340 Million of Corporate Debt and increased the Credit Facility at the Parent Company by $50 Million

•
We issued $460 million of 4 5/8% Senior Notes due 2023. We used the net proceeds together with $432 million of existing corporate cash to redeem $800 million of 6 3/8% Senior Notes due 2019, reducing our total corporate debt by $340 million to $1 billion and resulting in a $73 million loss on early extinguishment of debt. These transactions reduced our annual debt service costs from $80 million to $50 million and extended the maturity profile with no interest-bearing corporate debt maturing until 2022.

•	We also increased our senior secured revolving credit facility by $50 million to $250 million, which remains undrawn, enhancing liquidity for the parent company.

New Sweep Deposit Platform

•
We completed the conversion of our sweep deposits to a new platform which will allow us to more efficiently manage our balance sheet size. During the first quarter of 2015, we utilized this platform to direct $1.3 billion of customer sweep deposits to our balance sheet.

Enhancements to Our Trading and Investing Products and Services

•	We launched several mobile enhancements, including the addition of multi-leg options functionality and employee stock plan trading.

•	We announced the new Apple Watch app that will deliver market data in an engaging and simple format to help investors and traders monitor their portfolios, watchlists and the markets.

•	We unveiled the new tax center that centralizes the location of tax documents and better positions resources and education for cost basis reporting, gains and losses, and tax efficient investing.

•
We also made multiple improvements to E*TRADE Pro, our platform for active traders, including tax lot trading, pattern day trader enhancements and order entry updates, which when taken together deliver a more customized, intuitive, and hassle-free experience for our most active customers.

Third Party Recognition

•	Barron’s rated us 4 out of 5 stars in their annual online broker survey, scoring high marks in research amenities and customer service and education.

•
Stockbrokers.com gave us three first place awards in their 2015 Online Broker Review: #1 Smartphone App, #1 Client Dashboard and Best New Tool for E*TRADE Browser Trading. In the same review, we also earned five best-in-class ratings for Offering of Investments, Investor Education, Research, Mobile Trading, and New Investors.

•	Benzinga recognized us in their first-annual FinTech Awards with a Special Achievement award for our browser trading web app.
Effective Settlement of Uncertain Tax Positions Generates Approximately $225 Million Income Tax Benefit

•
In May 2015, we effectively settled uncertain tax positions related to the Internal Revenue Service ("IRS") examination of its 2007, 2009 and 2010 federal tax returns. As a result, we will recognize approximately $225 million of income tax benefit in the second quarter of 2015, the vast majority of which will increase our deferred tax assets. During the third quarter of 2009, the Company incurred a loss on the exchange of interest-bearing corporate debt for non-interest-bearing convertible debentures. The uncertain tax positions were primarily related to whether certain components of that loss were considered deductible or non-deductible for tax purposes.  This income tax benefit will have a material impact on the effective tax rate for both the second quarter of 2015 and full year 2015.

EARNINGS OVERVIEW
We generated net income of $40 million, or $0.14 per diluted share, on total net revenue of $456 million for the three months ended March 31, 2015. Net operating interest income increased 3% to $271 million for the three months ended March 31, 2015, compared to the same period in 2014, which was driven primarily by the size and mix of the balance sheet as well as an increase in net interest spread. Commissions, fees and service charges and other revenue decreased 6% to $176 million for the three months ended March 31, 2015, compared to the same period in 2014, which was driven primarily by decreased commissions revenue.
Provision for loan losses increased 25% to $5 million for the three months ended March 31, 2015, compared to the same period in 2014. Provision for loan losses for the first quarter of 2015 and 2014 reflected continued improvement in economic conditions and loan portfolio run-off. The lower provision for loan losses in the first quarter of 2014 was mainly due to the $11 million benefit we recognized from a settlement with a third party mortgage originator. Total operating expenses increased 3% to $300 million for the three months ended March 31, 2015, compared to the same period in 2014.
The following sections describe in detail the changes in key operating factors and other changes and events that affected net revenue, provision for loan losses, operating expense, other income (expense) and income tax expense.

Revenue
The components of revenue and the resulting variances are as follows (dollars in millions):

	Three Months Ended March 31,		Variance
			2015 vs. 2014
	2015	2014	Amount	%
Net operating interest income	$271	$263	$8	3%
Commissions	114	128	(14)	(11)%
Fees and service charges	52	50	2	4%
Principal transactions	—	10	(10)	*
Gains on loans and securities, net	9	15	(6)	(40)%
Other revenues	10	9	1	11%
Total non-interest income	185	212	(27)	(13)%
Total net revenue	$456	$475	$(19)	(4)%

*	Percentage not meaningful.
Net Operating Interest Income
Net operating interest income increased 3% to $271 million for the three months ended March 31, 2015, compared to the same period in 2014. Net operating interest income is earned primarily through investing deposits and customer payables in assets including: available-for-sale securities, held-to-maturity securities, margin receivables and real estate loans.
The following table presents enterprise average balance sheet data and enterprise income and expense data for our operations, as well as the related net interest spread, yields and rates prepared on the basis required by the SEC’s Industry Guide 3, "Statistical Disclosure by Bank Holding Companies" (dollars in millions):

	Three Months Ended March 31,
	2015			2014
	Average Balance	Operating Interest Inc./Exp.	Average Yield/Cost	Average Balance	Operating Interest Inc./Exp.	Average Yield/Cost
Enterprise interest-earning assets:
Loans(1)	$6,204	$62	4.00%	$8,397	$84	3.99%
Available-for-sale securities	12,341	66	2.15%	13,492	79	2.33%
Held-to-maturity securities	12,279	88	2.86%	10,551	77	2.90%
Margin receivables	7,888	68	3.49%	6,937	62	3.64%
Cash and equivalents	1,408	1	0.18%	1,148	—	0.15%
Segregated cash	309	—	0.08%	837	—	0.11%
Securities borrowed and other	657	31	19.13%	752	17	9.42%
Total enterprise interest-earning assets	41,086	316	3.09%	42,114	319	3.05%
Non-operating interest-earning and non-interest earning assets(2)	4,998			4,269
Total assets	$46,084			$46,383
Enterprise interest-bearing liabilities:
Deposits	$25,051	2	0.03%	$25,693	2	0.03%
Customer payables	6,388	1	0.08%	6,371	2	0.15%
Securities sold under agreements to repurchase	3,729	26	2.77%	4,457	35	3.14%
Federal Home Loan Bank ("FHLB") advances and other borrowings	1,301	15	4.65%	1,281	17	5.28%
Securities loaned and other	1,759	1	0.13%	1,226	—	0.05%
Total enterprise interest-bearing liabilities	38,228	45	0.47%	39,028	56	0.58%
Non-operating interest-bearing and non-interest bearing liabilities(3)	2,417			2,398
Total liabilities	40,645			41,426
Total shareholders’ equity	5,439			4,957
Total liabilities and shareholders’ equity	$46,084			$46,383
Excess of enterprise interest-earning assets over enterprise interest-bearing liabilities/Enterprise net interest income/Spread(4)	$2,858	$271	2.62%	$3,086	$263	2.47%

Enterprise net interest margin (net yield on enterprise interest-earning assets)			2.64%			2.50%
Ratio of enterprise interest-earning assets to enterprise interest-bearing liabilities			107.48%			107.91%
Return on average:
Total assets			0.35%			0.83%
Total shareholders' equity			2.93%			7.80%
Average equity to average total assets			11.80%			10.68%

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

(4)
Enterprise net interest spread represents the taxable equivalent rate earned on average enterprise interest-earning assets less the rate paid on average enterprise interest-bearing liabilities, excluding corporate interest-earning assets and liabilities. The taxable equivalent adjustment to reconcile to net operating interest income was less than $1 million for both the three months ended March 31, 2015 and 2014.

The fluctuation in enterprise interest-earning assets is driven primarily by changes in enterprise interest-bearing liabilities, specifically deposits and customer payables. Average enterprise interest-earning assets decreased 2% to $41.1 billion for the three months ended March 31, 2015, compared to the same period in 2014. The decrease in average enterprise interest-earning assets was primarily in the average loans and available-for-sale securities categories, which was partially offset by increases in the average held-to-maturity securities and margin receivables categories, compared to the same period in 2014.
Average enterprise interest-bearing liabilities decreased 2% to $38.2 billion for the three months ended March 31, 2015, compared to the same period in 2014. The decrease in average enterprise interest-bearing liabilities was primarily due to decreases in average securities sold under agreements to repurchase and average deposits, partially offset by increases in securities loaned and other.

At March 31, 2015, $14.9 billion of our customers' assets were held at third party institutions, including third party banks and money market funds. Approximately 70% of these off-balance sheet assets resulted from our deleveraging efforts completed in prior periods. We estimate the impact of our deleveraging efforts on net operating interest income to be approximately 111 basis points based on the estimated current re-investment rates on these assets, less approximately 28 basis points of cost associated with holding these assets on our balance sheet, primarily FDIC insurance premiums. We maintain the ability to transfer the majority of these customer assets back on the balance sheet with appropriate notification to the third party institutions and customer consent, as appropriate.
Enterprise net interest spread increased by 15 basis points to 2.62% for the three months ended March 31, 2015, compared to the same period in 2014. Enterprise net interest spread is driven by changes in average balances and average interest rates earned or paid on those balances. During the three months ended March 31, 2015, the increase in enterprise net interest spread was driven primarily by the growth in margin receivables and increased revenue earned from our securities lending activities, along with lower wholesale borrowing costs due to both a decrease in the amount and a reduction in the cost of securities sold under agreements to repurchase. These increases were partially offset by the continued run-off of loans and lower rates earned on margin receivables. Enterprise net interest spread may further fluctuate based on the size and mix of the balance sheet, as well as the impact from the level of interest rates.
Commissions
Commissions revenue decreased 11% to $114 million for the three months ended March 31, 2015, compared to the same period in 2014. The main factors that affect commissions are DARTs, average commission per trade and the number of trading days.
DART volume decreased 14% to 169,951 for the three months ended March 31, 2015, compared to the same period in 2014. Option-related DARTs as a percentage of total DARTs represented 23% of trading volume for the three months ended March 31, 2015, compared to 21% for the same period in 2014.
Average commission per trade increased 3% to $10.94 for the three months ended March 31, 2015, compared to the same period in 2014. Average commission per trade is impacted by customer mix and the different commission rates on various trade types (e.g. equities, options, fixed income, stock plan, exchange-traded funds, mutual funds, forex and cross border). Accordingly, favorable changes in customer mix and trade types impacted average commission per trade.
Fees and Service Charges
Fees and service charges increased 4% to $52 million for the three months ended March 31, 2015, compared to the same period in 2014. The table below shows the components of fees and service charges and the resulting variances (dollars in millions):

	Three Months Ended March 31,		Variance
			2015 vs. 2014
	2015	2014	Amount	%
Order flow revenue	$23	$25	$(2)	(8)%
Mutual fund service fees	6	5	1	20%
Advisor management fees	7	5	2	40%
Foreign exchange revenue	4	4	—	*
Reorganization fees	2	2	—	*
Money market funds and sweep deposit revenue(1)	5	3	2	67%
Other fees and service charges	5	6	(1)	(17)%
Total fees and service charges	$52	$50	$2	4%

*	Percentage not meaningful.

(1)
Includes revenue earned on average customer assets held by third parties outside the Company, including money market funds and sweep deposit accounts at unaffiliated financial institutions. Fees earned on these customer assets are based on the federal funds rate or LIBOR plus a negotiated spread or other contractual arrangement with the third party institutions.

The increase in fees and services charges for the three months ended March 31, 2015, compared to the same period in 2014, was driven primarily by increased advisor management fees and an increase in money market funds and sweep deposit revenue, offset by a decrease in order flow revenue. The increase in advisor management fees was driven by assets in managed accounts within our retirement, investing and savings products, which were $3.2 billion at March 31, 2015, compared to $2.6 billion at March 31, 2014.
Principal Transactions
There was no principal transactions revenue for the three months ended March 31, 2015, compared to $10 million for the same period in 2014. Principal transactions were derived from our market making business in which we acted as a market-maker for our brokerage customers’ orders as well as orders from third party customers. On February 10, 2014, we completed the sale of the market making business to an affiliate of Susquehanna International Group, LLP (“Susquehanna”) and no longer generate principal transactions revenue.
Gains on Loans and Securities, Net
The table below shows the components of gains on loans and securities, net and the resulting variances (dollars in millions):

	Three Months Ended March 31,		Variance
			2015 vs. 2014
	2015	2014	Amount	%
Gains on available-for-sale securities, net	$10	$19	$(9)	(47)%
Hedge ineffectiveness	(1)	(4)	3	(75)%
Gains on loans and securities, net	$9	$15	$(6)	(40)%
Gains on loans and securities, net decreased 40% to $9 million for the three months ended March 31, 2015 compared to 2014. During the first quarter of 2014, we recognized a $6 million gain on the sale of our remaining $17 million in amortized cost of available-for-sale non-agency CMOs.
Provision for Loan Losses
Provision for loan losses increased 25% to $5 million for the three months ended March 31, 2015, compared to the same period in 2014. Provision for loan losses for the first quarter of 2015 and 2014 reflected continued improving economic conditions and loan portfolio run-off. The lower provision for loan losses in the first quarter of 2014 was mainly due to the $11 million benefit we recognized from a settlement with a third party mortgage originator. The timing and magnitude of the provision for loan losses is affected by many factors and we anticipate variability, particularly as home equity lines of credit begin converting to amortizing loans.
Operating Expense
The components of operating expense and the resulting variances are as follows (dollars in millions):

	Three Months Ended March 31,		Variance
			2015 vs. 2014
	2015	2014	Amount	%
Compensation and benefits	$113	$98	$15	15%
Advertising and market development	34	34	—	*
Clearing and servicing	24	28	(4)	(14)%
FDIC insurance premiums	18	24	(6)	(25)%
Professional services	27	24	3	13%
Occupancy and equipment	21	18	3	17%
Communications	19	18	1	6%
Depreciation and amortization	20	21	(1)	(5)%
Amortization of other intangibles	5	5	—	*
Facility restructuring and other exit activities	4	3	1	33%
Other operating expenses	15	17	(2)	(12)%
Total operating expense	$300	$290	$10	3%

*	Percentage not meaningful.

Compensation and Benefits
Compensation and benefits increased 15% to $113 million for the three months ended March 31, 2015, compared to the same period in 2014. The increase resulted primarily from increased salaries expense due to increased headcount and increased incentive compensation when compared to the same period in 2014.
Clearing and Servicing
Clearing and servicing decreased 14% to $24 million for the three months ended March 31, 2015, compared to the same period in 2014. The decrease resulted primarily from the sale of the market making business, lower trading volume and a decrease in loan servicing expenses, partially offset by an increase in fees paid to third parties that service our managed investment portfolio.
FDIC Insurance Premiums
FDIC insurance premiums decreased 25% to $18 million for the three months ended March 31, 2015, compared to the same period in 2014. The decrease for the three months ended March 31, 2015 was due to the continued improvement and quality of our balance sheet, improving capital ratios and overall risk profile when compared to the same period in 2014.
Professional Services
Professional services increased 13% to $27 million for the three months ended March 31, 2015, compared to the same period in 2014, primarily driven by professional services engagements focused on improving the customer experience and overall product offering, as well as our continued enterprise risk management build-out.
Other Income (Expense)
Other income (expense) was $88 million and $37 million of net expense for the three months ended March 31, 2015 and 2014, respectively, as shown in the following table (dollars in millions):

	Three Months Ended March 31,		Variance
			2015 vs. 2014
	2015	2014	Amount	%
Corporate interest expense	$(21)	$(28)	$7	(25)%
Losses on early extinguishment of debt	(73)	(12)	(61)	508%
Equity in income of investments and other	6	3	3	100%
Total other income (expense)	$(88)	$(37)	$(51)	138%
During the three months ended March 31, 2015, we issued $460 million of 4 5/8% Senior Notes and we used the net proceeds together with $432 million of existing corporate cash to redeem $800 million of 6 3/8% Senior Notes which resulted in a $73 million loss on early extinguishment of debt. This compares to $12 million of losses on early extinguishment of debt as a result of the early extinguishment of $100 million in repurchase agreements for the same period in 2014.
Total other income (expense) also includes corporate interest expense of $21 million for three months ended March 31, 2015, compared to $28 million for the same period in 2014. The decrease in corporate interest expense was driven by $740 million in cumulative corporate debt reductions since the first quarter of 2014 which reduced our annual debt service cost from approximately $110 million as of March 31, 2014 to $50 million as of March 31, 2015.
Income Tax Expense
Income tax expense was $23 million and $47 million for the three months ended March 31, 2015 and 2014, respectively. The effective tax rate was 37% for the three months ended March 31, 2015, compared to 33% for the same period in 2014. Income tax expense for the three months ended March 31, 2014 included $7 million of benefit related to a change to the New York state tax code and its impact on state deferred taxes. Excluding the impact of the change to the New York state tax code, the effective tax rate for the three months ended March 31, 2014 would have been 38%.
Valuation Allowance
We are required to establish a valuation allowance for deferred tax assets and record a corresponding increase to income tax expense if it is determined, based on evaluation of available evidence at the time the determination is made, that it is more likely than not that some or all of the deferred tax assets will not be realized. If we were to conclude that a valuation allowance was required, the resulting loss could have a material adverse effect on our financial condition and results of operations. As of March 31, 2015, we did not establish a valuation allowance against our federal deferred tax assets as we believe that it is more likely than not that all of these assets will be realized.
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
Trading and Investing
The following table summarizes trading and investing financial information and key customer activity metrics as of and for the three months ended March 31, 2015 and 2014 (dollars in millions, except for key metrics):

	Three Months Ended March 31,		Variance
			2015 vs. 2014
	2015	2014	Amount	%
Net operating interest income	$165	$140	$25	18%
Commissions	114	128	(14)	(11)%
Fees and service charges	52	50	2	4%
Principal transactions	—	10	(10)	*
Other revenues	8	8	—	*
Total net revenue	339	336	3	1%
Total operating expense	203	195	8	4%
Trading and investing income	$136	$141	$(5)	(4)%

Key Customer Activity Metrics:
DARTs	169,951	197,944	(27,993)	(14)%
Average commission per trade	$10.94	$10.64	$0.30	3%
Margin receivables (dollars in billions)	$8.2	$7.3	$0.9	12%
End of period brokerage accounts	3,182,639	3,069,961	112,678	4%
Net new brokerage accounts	38,716	71,902	(33,186)	(46)%
Annualized brokerage account attrition rate	8.8%	7.1%	1.7%	*
Customer assets (dollars in billions)	$299.4	$269.0	$30.4	11%
Net new brokerage assets (dollars in billions)	$3.5	$4.1	$(0.6)	(15)%
Brokerage related cash (dollars in billions)	$41.6	$40.1	$1.5	4%

*	Percentage not meaningful.
The trading and investing segment offers products and services to individual retail investors, generating revenue from these customer relationships and from corporate services activities. This segment currently generates four main sources of revenue: net operating interest income; commissions; fees and service charges; and other revenues. Net operating interest income is generated primarily from margin receivables and from a deposit transfer pricing arrangement with the balance sheet management segment. The balance sheet management segment utilizes deposits and customer payables and compensates the trading and investing segment via a market-based transfer pricing arrangement. This compensation is reflected in segment results as operating interest income for the trading and investing segment and operating interest expense for the balance sheet management segment, and is eliminated in consolidation. Other revenues include results from providing software and services for managing equity compensation plans from corporate customers, as we ultimately service retail investors through these corporate relationships. For the three months ended March 31, 2015 and 2014, our brokerage products contributed 80% and 81%, respectively, and our banking products contributed 20% and 19%, respectively, of total trading and investing net revenue.

Trading and investing income decreased 4% to $136 million for the three months ended March 31, 2015, compared to the same period in 2014, primarily driven by increased operating expenses.
Margin receivables, a key driver of net operating interest income, increased by $0.9 billion to $8.2 billion when compared to the same period in 2014. Brokerage related cash, which is one of our most profitable sources of funding, increased by $1.5 billion to $41.6 billion when compared to the same period in 2014. Trading and investing net operating interest income increased 18% to $165 million for the three months ended March 31, 2015, driven primarily by the growth in margin receivables, coupled with increased revenue earned on securities lending activities when compared to the same period in 2014.
Trading and investing commissions revenue decreased 11% to $114 million for the three months ended March 31, 2015, compared to the same period in 2014. The decrease in commissions was primarily due to a decrease in DARTs of 14% to 169,951 for the three months ended March 31, 2015, compared to the same period in 2014.
Trading and investing fees and service charges increased 4% to $52 million for the three months ended March 31, 2015, compared to the same period in 2014. The increase in fees and services charges was driven primarily by increased advisor management fees and an increase in money market funds and sweep deposit revenue, offset by a decrease in order flow revenue. The increase in advisor management fees was driven by assets in managed accounts within our retirement, investing and savings products, which were $3.2 billion at March 31, 2015, compared to $2.6 billion at March 31, 2014.
There was no principal transactions revenue for the three months ended March 31, 2015, compared to $10 million for the same period in 2014. Principal transactions were derived from our market making business in which we acted as a market-maker for our brokerage customers’ orders as well as orders from third party customers. On February 10, 2014, we completed the sale of the market making business to an affiliate of Susquehanna and no longer generate principal transactions revenue.
Trading and investing operating expense increased 4% to $203 million for the three months ended March 31, 2015, compared to the same period in 2014, primarily driven by increased compensation and benefits expenses to support our strategy of accelerating the growth of the core brokerage business.
As of March 31, 2015, we had approximately 3.2 million brokerage accounts, 1.3 million stock plan accounts and 0.4 million banking accounts.
Balance Sheet Management
The following table summarizes balance sheet management financial information and key financial metrics as of and for the three months ended March 31, 2015 and 2014 (dollars in millions):

	Three Months Ended March 31,		Variance
			2015 vs. 2014
	2015	2014	Amount	%
Net operating interest income	$106	$123	$(17)	(14)%
Gains on loans and securities, net	9	15	(6)	(40)%
Other revenues	2	1	1	100%
Total net revenue	117	139	(22)	(16)%
Provision for loan losses	5	4	1	25%
Total operating expense	36	41	(5)	(12)%
Balance sheet management income	$76	$94	$(18)	(19)%
Key Financial Metrics:
Special mention loan delinquencies	$191	$195	$(4)	(2)%
Allowance for loan losses	$402	$403	$(1)	*

*	Percentage not meaningful.

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

The balance sheet management segment income decreased 19% to $76 million for the three months ended March 31, 2015, compared to the same period in 2014, primarily driven by a decrease in net operating interest income.
The balance sheet management net operating interest income decreased 14% to $106 million for the three months ended March 31, 2015, compared to the same period in 2014. The decrease for the three months ended March 31, 2015 was driven by the decrease in the interest earned on the loan portfolio as average loan balances decreased, partially offset by the growth in average balances of our held-to-maturity securities portfolio.
Gains on loans and securities, net decreased 40% to $9 million for the three months ended March 31, 2015, compared to the same period in 2014. During the first quarter of 2014, we recognized a $6 million gain on the sale of our remaining $17 million in amortized cost of available-for-sale non-agency CMOs.
Provision for loan losses increased 25% to $5 million for the three months ended March 31, 2015 compared to the same period in 2014. Provision for loan losses for the first quarter of 2015 and 2014 reflected continued improvement in economic conditions and loan portfolio run-off. The lower provision for loan losses in the first quarter of 2014 was mainly due to the $11 million benefit we recognized from a settlement with a third party mortgage originator. The timing and magnitude of the provision for loan losses is affected by many factors and we anticipate variability, particularly as home equity lines of credit begin converting to amortizing loans.
Total balance sheet management operating expense decreased 12% to $36 million for the three months ended March 31, 2015, compared to the same period in 2014. The decrease in operating expense for the three months ended March 31, 2015 resulted primarily from lower FDIC insurance premiums and reduced servicing expenses due to lower loan balances compared to the same period in 2014.
Corporate/Other
The following table summarizes corporate/other financial information for the three months ended March 31, 2015, and 2014 (dollars in millions):

	Three Months Ended March 31,		Variance
			2015 vs. 2014
	2015	2014	Amount	%
Total net revenue	$—	$—	$—	*
Compensation and benefits	31	24	7	29%
Professional services	12	12	—	*
Occupancy and equipment	4	3	1	33%
Depreciation and amortization	4	5	(1)	(20)%
Facility restructuring and other exit activities	4	3	1	33%
Other operating expenses	6	7	(1)	(14)%
Total operating expense	61	54	7	13%
Operating loss	(61)	(54)	(7)	13%
Total other income (expense)	(88)	(37)	(51)	138%
Corporate/other loss	$(149)	$(91)	$(58)	64%

*	Percentage not meaningful.
The corporate/other category includes costs that are centrally-managed, technology related costs incurred to support centrally-managed functions, restructuring and other exit activities, corporate debt and corporate investments.
The corporate/other loss before income taxes was $149 million for the three months ended March 31, 2015, compared to $91 million for the same period in 2014.
The operating loss increased 13% to $61 million for the three months ended March 31, 2015, compared to the same period in 2014. The increase during the three months ended March 31, 2015 was primarily due to increased salaries expense driven by higher headcount and increased incentive compensation when compared to the same period in 2014.
During the three months ended March 31, 2015, we issued $460 million of 4 5/8% Senior Notes and we used the net proceeds together with $432 million of existing corporate cash to redeem $800 million of 6 3/8% Senior Notes which resulted in a $73 million loss on early extinguishment of debt in other income (expense). This compares to $12 million of losses on early extinguishment of debt as a result of the early extinguishment of $100 million in repurchase agreements for the same period in

2014. Other income (expense) also includes corporate interest expense of $21 million for three months ended March 31, 2015, compared to $28 million for the same period in 2014. The decrease in corporate interest expense was driven by $740 million in cumulative corporate debt reductions since the first quarter of 2014 which reduced our annual debt service cost from approximately $110 million as of March 31, 2014 to $50 million as of March 31, 2015.
BALANCE SHEET OVERVIEW
The following table sets forth the significant components of the consolidated balance sheet (dollars in millions):

			Variance
	March 31,	December 31,	2015 vs. 2014
	2015	2014	Amount	%
Assets:
Cash and equivalents	$1,025	$1,783	$(758)	(43)%
Segregated cash	849	555	294	53%
Securities(1)	26,358	24,636	1,722	7%
Margin receivables	8,220	7,675	545	7%
Loans receivable, net	5,664	5,979	(315)	(5)%
Investment in FHLB stock	86	88	(2)	(2)%
Other(2)	4,623	4,814	(191)	(4)%
Total assets	$46,825	$45,530	$1,295	3%
Liabilities and shareholders’ equity:
Deposits	$26,272	$24,890	$1,382	6%
Wholesale borrowings(3)	4,972	4,971	1	*
Customer payables	6,293	6,455	(162)	(3)%
Corporate debt	1,025	1,366	(341)	(25)%
Other liabilities	2,810	2,473	337	14%
Total liabilities	41,372	40,155	1,217	3%
Shareholders’ equity	5,453	5,375	78	1%
Total liabilities and shareholders’ equity	$46,825	$45,530	$1,295	3%

*	Percentage not meaningful.

(1)	Includes balance sheet line items available-for-sale and held-to-maturity securities.

(2)	Includes balance sheet line items property and equipment, net, goodwill, other intangibles, net and other assets.

(3)	Includes balance sheet line items securities sold under agreements to repurchase and FHLB advances and other borrowings.
Cash and Equivalents
Cash and equivalents decreased by 43% to $1.0 billion during the three months ended March 31, 2015. During the three months ended March 31, 2015, we issued $460 million of 4 5/8% Senior Notes and we used the net proceeds together with $432 million of existing corporate cash to redeem $800 million of 6 3/8% Senior Notes.
Segregated Cash
Segregated cash increased by 53% to $849 million during the three months ended March 31, 2015. The level of cash required to be segregated under federal or other regulations, or segregated cash, is driven largely by customer cash and securities lending balances we hold as a liability in excess of the amount of margin receivables and securities borrowed balances we hold as an asset. The excess represents customer cash that we are required by our regulators to segregate for the exclusive benefit of our brokerage customers.

Securities
Available-for-sale and held-to-maturity securities are summarized as follows (dollars in millions):

			Variance
	March 31,	December 31,	2015 vs. 2014
	2015	2014	Amount	%
Available-for-sale securities:
Debt securities:
Agency residential mortgage-backed securities and CMOs	$12,701	$11,164	$1,537	14%
Other debt securities	1,107	1,191	(84)	(7)%
Total debt securities	13,808	12,355	1,453	12%
Publicly traded equity securities(1)	33	33	—	*
Total available-for-sale securities	$13,841	$12,388	$1,453	12%
Held-to-maturity securities:
Agency residential mortgage-backed securities and CMOs	$9,899	$9,793	$106	1%
Other debt securities	2,618	2,455	163	7%
Total held-to-maturity securities	$12,517	$12,248	$269	2%
Total investments in securities	$26,358	$24,636	$1,722	7%

*	Percentage not meaningful.

(1)	Publicly traded equity securities consisted of investments in a mutual fund related to the Community Reinvestment Act.
Securities represented 56% and 54% of total assets at March 31, 2015 and December 31, 2014, respectively. We classify debt securities as available-for-sale or held-to-maturity based on our investment strategy and management’s assessment of our intent and ability to hold the debt securities until maturity. The increase in total investments in securities during the three months ended March 31, 2015 was primarily due to the purchase of agency residential mortgage-backed securities and CMOs as a result of increased customer deposits and the reinvestment of funds as our loan portfolios pay down.
Loans Receivable, Net
Loans receivable, net are summarized as follows (dollars in millions):

			Variance
	March 31,	December 31,	2015 vs. 2014
	2015	2014	Amount	%
One- to four-family	$2,927	$3,060	$(133)	(4)%
Home equity	2,681	2,834	(153)	(5)%
Consumer and other	426	455	(29)	(6)%
Unamortized premiums, net	32	34	(2)	(6)%
Allowance for loan losses	(402)	(404)	2	*
Total loans receivable, net	$5,664	$5,979	$(315)	(5)%

*	Percentage not meaningful.
Loans receivable, net decreased 5% to $5.7 billion at March 31, 2015 from $6.0 billion at December 31, 2014. We are continuing our strategy of reducing balance sheet risk by allowing the loan portfolio to pay down, which we plan to do for the foreseeable future. However, as our portfolio ages and we gather substantive performance history for loans converting from interest-only to amortizing, we will continue to assess the economic environment and the value of our portfolio in the marketplace. While it is our intention to continue to hold these loans, if the markets improve our strategy could change.

Deposits
Deposits are summarized as follows (dollars in millions):

			Variance
	March 31,	December 31,	2015 vs. 2014
	2015	2014	Amount	%
Sweep deposits	$20,472	$19,119	$1,353	7%
Complete savings deposits	3,728	3,753	(25)	(1)%
Checking deposits	1,198	1,137	61	5%
Other money market and savings deposits	831	833	(2)	*
Time deposits	43	48	(5)	(10)%
Total deposits	$26,272	$24,890	$1,382	6%

*	Percentage not meaningful.
Deposits represented 64% and 62% of total liabilities at March 31, 2015 and December 31, 2014, respectively. At March 31, 2015, 89% of our customer deposits were covered by FDIC insurance. Deposits provide the benefit of lower interest costs compared with wholesale funding alternatives.
The majority of the deposits balance, specifically sweep deposits, is included in brokerage related cash and reported as a customer activity metric of $41.6 billion and $41.1 billion at March 31, 2015 and December 31, 2014, respectively. The total brokerage related cash balance is summarized as follows (dollars in millions):

			Variance
	March 31,	December 31,	2015 vs. 2014
	2015	2014	Amount	%
Deposits	$26,272	$24,890	$1,382	6%
Less: bank related cash(1)	(5,800)	(5,771)	(29)	1%
Sweep deposits at banking subsidiaries(2)	20,472	19,119	1,353	7%
Customer payables	6,293	6,455	(162)	(3)%
Customer assets held by third parties(3)	14,863	15,520	(657)	(4)%
Total brokerage related cash(4)	$41,628	$41,094	$534	1%

(1)	Bank related cash includes complete savings deposits, checking deposits, other money market and savings deposits and time deposits.

(2)	A sweep product transfers brokerage customer balances to banking subsidiaries, which hold these funds as customer deposits in FDIC insured demand deposit and money market deposit accounts.

(3)	Customer assets held by third parties are not reflected on our consolidated balance sheet and are not immediately available for liquidity purposes.

(4)	Increases in brokerage related cash generally indicate that the use of our products and services by existing and new brokerage customers is expanding.
The components of customer assets held by third parties are as follows (dollars in millions):

			Variance
	March 31,	December 31,	2015 vs. 2014
	2015	2014	Amount	%
Money market fund	$7,610	$7,169	$441	6%
Sweep deposits at unaffiliated financial institutions	3,588	4,744	(1,156)	(24)%
Subtotal	11,198	11,913	(715)	(6)%
Municipal funds and other	3,665	3,607	58	2%
Customer assets held by third parties	$14,863	$15,520	$(657)	(4)%
At March 31, 2015, our customers held $14.9 billion of assets at third party financial institutions, including third party banks and money market funds. Approximately 70% of these off-balance sheet assets resulted from our deleveraging efforts that we completed in prior periods.  We maintain the ability to transfer the majority of these customer assets back on the balance sheet with appropriate notification to the third party financial institutions and customer consent, as appropriate. Customer assets held by third parties included $3.6 billion and $4.7 billion of customer sweep deposits at March 31, 2015 and December 31, 2014, respectively, in the extended insurance sweep deposit account program ("ESDA") that we have in place for brokerage customers.

The ESDA program utilized E*TRADE Bank in combination with additional third party program banks to allow certain customers the ability to insure at least $1,250,000 of the cash they hold in the ESDA program.
During the first quarter of 2015, we converted approximately $15.1 billion of customer assets in the ESDA program to the new sweep deposit platform that will enable us to more efficiently manage our balance sheet size. During the first quarter of 2015, we utilized this platform to direct $1.3 billion of customer sweep deposits to our balance sheet.
Wholesale Borrowings
Wholesale borrowings, which consist of securities sold under agreements to repurchase and FHLB advances and other borrowings, are summarized as follows (dollars in millions):

			Variance
	March 31,	December 31,	2015 vs. 2014
	2015	2014	Amount	%
Securities sold under agreements to repurchase	$3,668	$3,672	$(4)	*
FHLB advances	920	920	—	*
Total securities sold under agreements to repurchase and FHLB advances	4,588	4,592	(4)	*
Subordinated debentures	428	428	—	*
Fair value hedge adjustments and deferred costs	(44)	(49)	5	(10)%
Total wholesale borrowings	$4,972	$4,971	$1	*

*	Percentage not meaningful.
Wholesale borrowings represented 12% of total liabilities at both March 31, 2015 and December 31, 2014. Securities sold under agreements to repurchase and FHLB advances are the primary wholesale funding sources of E*TRADE Bank. During 2015, we expect securities sold under agreements to repurchase to decrease by approximately $365 million due to planned decreases in the forecasted issuances of debt.
We currently have $4.6 billion of securities sold under agreements to repurchase and FHLB advances that are scheduled to run off over the next eight years. While these sources of funding are more expensive than other sources available to us, such as customer deposits, the estimated pre-tax cost to eliminate these obligations as of March 31, 2015 would be approximately $0.5 billion. Our intent remains to replace wholesale borrowings with customer deposits as the planned decreases in the forecasted issuances of wholesale borrowings occur; however, as we continue to execute on our capital plan and consider the best uses of excess capital, our intent could change. For additional information on our use of hedge accounting, see Note 7—Accounting for Derivative Instruments and Hedging Activities in Item 1. Consolidated Financial Statements (Unaudited).
Corporate Debt
Corporate debt by type is shown as follows (dollars in millions):

	Face Value	Discount	Net
March 31, 2015
Interest-bearing notes:
5 3/8% Notes, due 2022	$540	$(6)	$534
4 5/8% Notes, due 2023	460	(6)	454
Total interest-bearing notes	1,000	(12)	988
Non-interest-bearing debt:
0% Convertible debentures, due 2019	37	—	37
Total corporate debt	$1,037	$(12)	$1,025

	Face Value	Discount	Net
December 31, 2014
Interest-bearing notes:
6 3/8% Notes, due 2019	$800	$(5)	$795
5 3/8% Notes, due 2022	540	(7)	533
Total interest-bearing notes	1,340	(12)	1,328
Non-interest-bearing debt:
0% Convertible debentures, due 2019	38	—	38
Total corporate debt	$1,378	$(12)	$1,366
During the three months ended March 31, 2015, we issued an aggregate principal amount of $460 million in 4 5/8% Notes, due 2023. We used the net proceeds from the issuance of the 4 5/8% Notes, along with $432 million of existing corporate cash, to redeem all of the outstanding 6 3/8% Notes due 2019.    We also entered into an amendment to our senior secured revolving credit facility to increase commitments thereunder by $50 million. We now have available capacity for borrowing under the credit facility of $250 million, which expires in November 2017. We have the ability to borrow against the credit facility for working capital and general corporate purposes. As of March 31, 2015, there was no outstanding balance under this credit facility.
Other Liabilities
Other liabilities increased $0.3 billion to $2.8 billion due primarily to an increase of $0.2 billion in deposits received for securities loaned during the three months ended March 31, 2015.
Shareholders’ Equity
The activity in shareholders’ equity during the three months ended March 31, 2015 is summarized as follows (dollars in millions):

	Common Stock / Additional Paid-In Capital	Accumulated Deficit / Other Comprehensive Loss	Total
Beginning balance, December 31, 2014	$7,353	$(1,978)	$5,375
Net income	—	40	40
Net change from available-for-sale securities	—	33	33
Net change from cash flow hedging instruments	—	5	5
Ending balance, March 31, 2015	$7,353	$(1,900)	$5,453

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
Liquidity
Our corporate liquidity needs are primarily driven by capital needs at E*TRADE Bank and E*TRADE Clearing as well as by the amount of principal and interest due on our corporate debt. Our banking and brokerage liquidity needs are driven primarily by the level and volatility of our customer activity. Management maintains a set of liquidity sources and monitors certain business trends and market metrics closely in an effort to ensure we have sufficient liquidity and to avoid dependence on other more expensive sources of funding.
Management believes the following are the key sources of liquidity that impact our ability to meet our liquidity needs: corporate cash, bank cash, deposits, securities lending, customer payables, unused FHLB borrowing capacity and the revolving credit facility at the parent company.

Consolidated Cash and Equivalents
The consolidated cash and equivalents balance decreased by $758 million to $1.0 billion at March 31, 2015 when compared to December 31, 2014. The majority of this balance was cash held in regulated subsidiaries, primarily E*TRADE Bank, outlined as follows (dollars in millions):

	March 31,	December 31,	March 31,
	2015	2014	2014
Corporate cash	$258	$233	$525
Bank cash(1)	606	1,523	1,036
E*TRADE Securities	134	N/A	N/A
International brokerage and other cash	27	27	24
Total consolidated cash and equivalents	$1,025	$1,783	$1,585

(1)
E*TRADE Securities was moved from under E*TRADE Bank effective February 1, 2015 and we plan to move E*TRADE Clearing in the second half of 2015. At March 31, 2015, December 31, 2014 and March 31, 2014, bank cash included $131 million, $235 million and $224 million, respectively, of cash held by E*TRADE Clearing, which is a broker-dealer subsidiary of E*TRADE Bank. Bank cash also included $529 million and $366 million of cash held by E*TRADE Securities at December 31, 2014 and March 31, 2014, respectively.

Corporate cash is the primary source of liquidity at the parent company. We define corporate cash as cash held at the parent company as well as cash held in certain subsidiaries that can distribute cash to the parent company without any regulatory approval or notification. We believe corporate cash is a useful measure of the parent company’s liquidity as it is the primary source of capital above and beyond the capital deployed in our regulated subsidiaries. Corporate cash can fluctuate in any given quarter and is impacted primarily by tax settlements, approval and timing of subsidiary dividends, debt service costs and other overhead cost sharing arrangements.
Corporate cash ended the first quarter of 2015 at $258 million, up from $233 million at December 31, 2014. Corporate cash included dividends of $75 million from E*TRADE Bank and $434 million from E*TRADE Securities to the parent company during the first quarter of 2015. We used $432 million of corporate cash along with the net proceeds from the issuance of $460 million of corporate debt to redeem $800 million in aggregate principal amount of our higher cost corporate debt. This transaction decreased our annual debt service costs from $80 million to $50 million and reduced our total corporate debt to $1.0 billion. We target corporate cash to cover at least two times our scheduled annual corporate debt service payments and scheduled maturities over the next 12 months. As such, our target is approximately $100 million as we do not have any corporate debt with scheduled maturities in the next 12 months.
The senior secured revolving credit facility enhances our ability to meet liquidity needs at the parent company. During the first quarter of 2015, we increased our revolving credit facility at the parent company by an additional $50 million to a total available line of credit of $250 million. We have the ability to borrow against this revolving credit facility for working capital and general corporate purposes. The revolving credit facility contains certain maintenance covenants, including the requirement for the parent company to maintain unrestricted cash of at least $100 million. At March 31, 2015, there was no outstanding balance under this credit facility. Additionally, the parent company had $369 million in net deferred tax assets, which will ultimately become sources of corporate cash as the parent company’s subsidiaries reimburse the parent company for the use of its deferred tax assets.
Deposits
Management believes that within deposits, sweep deposits are of particular importance as they are the most stable source of liquidity for E*TRADE Bank when compared to non-sweep deposits. While in recent periods we have transferred customer sweep deposits to third party banks that participate in our ESDA program as well as to third party money market funds, we maintain the ability to transfer the majority of these off-balance sheet deposits back to E*TRADE Bank with appropriate notification to the third party financial institutions and customer consent, as appropriate. During the first quarter of 2015, we converted approximately $15.1 billion of customer assets in the ESDA program to the new sweep deposit platform that will enable us to more efficiently manage our balance sheet size. During the first quarter of 2015, we utilized this platform to direct $1.3 billion of customer sweep deposits to our balance sheet. We also have the ability to generate liquidity in the form of additional deposits by raising the yield on our customer deposit products.
Refer to Other Sources of Liquidity within this section for information on additional sources of liquidity outside of deposits.

Liquidity Available from Subsidiaries
Liquidity available to us from our subsidiaries is limited by regulatory requirements. Loans by E*TRADE Bank to the parent company and its other non-bank subsidiaries are subject to various quantitative, arm’s length, collateralization and other requirements. E*TRADE Bank and its subsidiaries require regulatory approval prior to the payment of dividends to the parent company. As E*TRADE Securities is no longer a subsidiary of E*TRADE Bank, it can pay dividends to the parent company with proper regulatory notifications.
Other Sources of Liquidity
We rely on borrowed funds, from sources such as securities sold under agreements to repurchase and FHLB advances, to provide liquidity for E*TRADE Bank. Our ability to borrow these funds is dependent upon the continued availability of funding in the wholesale borrowings market. In addition, we can borrow from the Federal Reserve Bank’s discount window to meet short-term liquidity requirements, although it is not viewed as a primary source of funding. At March 31, 2015, E*TRADE Bank had approximately $2.6 billion and $0.9 billion in additional collateralized borrowing capacity with the FHLB and the Federal Reserve Bank, respectively.
We rely on securities lending, customer payables, an unsecured line of credit with E*TRADE Bank and uncommitted lines of credit with unaffiliated banks to provide liquidity and finance margin lending for E*TRADE Clearing. E*TRADE Clearing's uncommitted lines of credit are subject to approval when utilized and there were no outstanding balances at March 31, 2015.
Capital Resources
Executing on our capital plan remains a priority for us. We submitted an initial capital plan to the OCC and Federal Reserve in 2012 and have subsequently updated the plan annually. The plan includes our five-year business strategy; forecasts of our business results and capital ratios; capital distribution plans in current and adverse operating conditions; and internally developed stress tests. We believe we have made important progress since we laid out our capital plan, as evidenced by:

•	$550 million in quarterly dividends that our regulators approved from E*TRADE Bank since 2013, including $75 million during the three months ended March 31, 2015; and

•	Regulatory approval to operate E*TRADE Bank at a 9.0% Tier 1 leverage ratio.
We also received regulatory approval to move our U.S. broker-dealers, E*TRADE Securities and E*TRADE Clearing, out from under E*TRADE Bank. E*TRADE Securities was moved from under E*TRADE Bank in February 2015 and subsequently paid a dividend of $434 million to the parent company. We plan to move E*TRADE Clearing out from under E*TRADE Bank in the second half of 2015, at which point it will require the necessary standalone capital and liquidity levels to operate. We are taking the necessary capital and liquidity steps and are focused on establishing these levels prior to moving E*TRADE Clearing out from under E*TRADE Bank. The revised organizational structure provides increased capital flexibility as it enables us to dividend excess regulatory capital at our broker-dealers to the parent company. In addition, starting in the second quarter of 2015, we plan to request regulatory approval to issue a dividend each quarter equivalent to E*TRADE Bank's net income from the previous quarter.
Bank Capital Requirements
The Dodd-Frank Act requires all companies, including savings and loan holding companies, that directly or indirectly control an insured depository institution to serve as a source of strength for the institution. The implementation of holding company capital requirements impacted us as the parent company was not previously subject to regulatory capital requirements. These requirements became effective for us during the first quarter of 2015, subject to a phase-in period for certain requirements over several years, as further explained below. We are currently in compliance with the Basel III capital requirements now applicable to us and we have no plans to raise additional capital as a result of these new requirements.
In July 2013, the U.S. Federal banking agencies finalized a rule to implement Basel III in the U.S., which provides an updated framework for the calculation of a banking organization’s regulatory capital and risk-weighted assets. The Basel III rule established Common Equity Tier 1 capital as a new tier of capital, raised the minimum thresholds for required capital, increased minimum required risk-based capital ratios, narrowed the eligibility criteria for regulatory capital instruments, provided for new regulatory capital deductions and adjustments, and modified methods for calculating risk-weighted assets (the denominator of risk-based capital ratios) by, among other things, strengthening counterparty credit risk capital requirements.
The Basel III final rule also introduces a capital conservation buffer that limits a banking organization’s ability to make capital distributions and discretionary bonus payments to executive officers if a banking organization fails to maintain a Common Equity Tier 1 capital conservation buffer of more than 2.5%, on a fully phased-in basis, of total risk-weighted assets above each of the following minimum risk-based capital ratio requirements: Common Equity Tier 1 (4.5%), Tier 1 (6.0%), and

total risk-based capital (8.0%). This requirement will begin to take effect on January 1, 2016, and will be fully phased in by 2019. Certain new regulatory deductions and adjustments are subject to a phase-in period over the next four years, beginning at 40% in 2015 and fully implemented at 100% in 2018.
Several elements of the final rule had a meaningful impact to us. The vast majority of our margin receivables qualified for 0% risk-weighting and we included a larger portion of our deferred tax assets in regulatory capital, both having a favorable impact on our current capital ratios. A portion of this benefit was offset as we are phasing out trust preferred securities from the parent company's capital. In addition, in the first quarter of 2015 we made the one-time permanent election to exclude accumulated other comprehensive income from the calculation of Common Equity Tier 1 capital.
At March 31, 2015, our regulatory capital ratios for E*TRADE Bank were well above the minimum ratios required to be "well capitalized." E*TRADE Bank's capital ratios are calculated as follows (dollars in millions):

	March 31,	December 31,	March 31,
	2015(1)	2014(1)	2014(1)
E*TRADE Bank shareholders’ equity(2)	$4,165	$6,102	$5,857
Deduct:
Losses in other comprehensive income on available-for-sale debt securities and cash flow hedges, net of tax	(216)	(255)	(384)
Goodwill and other intangible assets, net of deferred tax liabilities	38	1,467	1,513
Disallowed deferred tax assets	66	342	532
E*TRADE Bank Tier 1 capital/Common Equity Tier 1 capital(2)(3)	4,277	4,548	4,196
Add:
Allowable allowance for loan losses	130	224	233
E*TRADE Bank total capital(2)	$4,407	$4,772	$4,429

E*TRADE Bank average/total assets(2)(4)	$43,622	$44,672	$45,323
Deduct:
Disallowed deferred tax assets	66	342	532
Goodwill and other intangible assets, net of deferred tax liabilities	38	1,467	1,513
Other	—	(13)	(102)
E*TRADE Bank adjusted average/total assets for leverage capital purposes(1)	$43,518	$42,876	$43,380

E*TRADE Bank total risk-weighted assets(2)(5)	$10,095	$17,717	$18,439

E*TRADE Bank Tier 1 leverage ratio (Tier 1 capital / Adjusted total assets for leverage capital purposes)(2)	9.8%	10.6%	9.7%
E*TRADE Bank Tier 1 capital / Total risk-weighted assets(2)	42.4%	25.7%	22.8%
E*TRADE Bank total capital / Total risk-weighted assets(2)	43.7%	26.9%	24.0%
E*TRADE Bank Common Equity Tier 1 capital(3) / Total risk-weighted assets(2)	42.4%	25.7%	22.8%

(1)	Due to the change in regulatory requirements described above, the 2015 ratios were calculated under Basel III requirements and the 2014 ratios were calculated under Basel I requirements.

(2)	Amounts presented for E*TRADE Bank in 2015 exclude E*TRADE Securities as of February 1, 2015, the date the subsidiary was transferred out from under E*TRADE Bank.

(3)
Common Equity Tier 1 capital under Basel III replaced Tier 1 common capital. Prior to Basel III becoming effective, E*TRADE Bank’s Tier 1 common ratio was a non-GAAP measure that management believes is an important measure of capital strength.

(4)
As of March 31, 2015, E*TRADE Bank’s Tier 1 Leverage ratio was calculated using average total assets. Prior to Basel III becoming effective for E*TRADE Bank, E*TRADE Bank’s Tier 1 Leverage ratio was calculated using end of period total assets.

(5)
Under the regulatory guidelines for risk-based capital, on-balance sheet assets and credit equivalent amounts of derivatives and off-balance sheet items are assigned to one of several broad risk categories according to the obligor or, if relevant, the guarantor or the nature of any collateral. The aggregate dollar amount in each risk category is then multiplied by the risk weight associated with that category. The resulting weighted values from each of the risk categories are aggregated for determining total risk-weighted assets. Due to the change in regulatory requirements described above, in 2015 the vast majority of our margin receivables qualified for 0% risk-weighting.

At March 31, 2015, our regulatory capital ratios for E*TRADE Financial were well above the minimum ratios required to be "well capitalized." E*TRADE Financial's capital ratios are calculated as follows (dollars in millions):
.

	March 31,	December 31,	March 31,
	2015(1)	2014(1)	2014(1)
E*TRADE Financial shareholders’ equity	$5,453	$5,375	$5,032
Deduct:
Losses in other comprehensive income on available-for-sale debt securities and cash flow hedges, net of tax	(216)	(255)	(384)
Goodwill and other intangible assets, net of deferred tax liabilities	1,451	1,592	1,638
Disallowed deferred tax assets	645	1,008	1,138
Other(2)	(108)	—	—
E*TRADE Financial Common Equity Tier 1 capital(3)	3,681	3,030	2,640
Add:
Qualifying restricted core capital elements (trust preferred securities)(2)	—	433	433
E*TRADE Financial Tier 1 capital	3,681	3,463	3,073
Add:
Allowable allowance for loan losses	140	223	232
Non-qualifying capital instruments subject to phase-out (trust preferred securities)(2)	325	—	—
E*TRADE Financial total capital	$4,146	$3,686	$3,305

E*TRADE Financial average total assets	$45,931	$45,445	$46,382
Deduct:
Goodwill and other intangible assets, net of deferred tax liabilities	1,451	1,592	1,638
Disallowed deferred tax assets	645	1,008	1,138
Other(2)	(108)	—	—
E*TRADE Financial adjusted average total assets for leverage capital purposes	$43,943	$42,845	$43,606

E*TRADE Financial total risk-weighted assets(4)	$10,523	$17,683	$18,403

E*TRADE Financial Tier 1 leverage ratio (Tier 1 capital / Adjusted average total assets for leverage capital purposes)	8.4%	8.1%	7.0%
E*TRADE Financial Tier 1 capital / Total risk-weighted assets	35.0%	19.6%	16.7%
E*TRADE Financial total capital / Total risk-weighted assets	39.4%	20.8%	18.0%
E*TRADE Financial Common Equity Tier 1 capital(3) / Total risk-weighted assets	35.0%	17.1%	14.3%

(1)
Due to the change in regulatory requirements described above, the 2015 ratios were calculated under Basel III requirements. The 2014 capital ratios were non-GAAP measures as the parent company was not yet held to regulatory capital requirements and were calculated based on the Federal Reserve’s well-capitalized requirements then applicable to bank holding companies. Management believes the non-GAAP ratios are an important measure of the Company's capital strength and managed capital against ratios then applicable to bank holding companies in preparation for the application of these requirements.

(2)
As a result of applying the transition provisions under Basel III, the Company included 25% of the TRUPs in the calculation of E*TRADE Financial’s Tier 1 capital and 75% of the TRUPs in the calculation of E*TRADE Financial’s total capital. Prior to Basel III becoming effective for E*TRADE Financial, the Company included 100% of the TRUPs in E*TRADE Financial’s Tier 1 capital due to the regulatory agencies’ delay in the implementation of the TRUPs phase-out until January 1, 2015.

(3)	Common Equity Tier 1 capital under Basel III replaced Tier 1 common capital.

(4)
Under the regulatory guidelines for risk-based capital, on-balance sheet assets and credit equivalent amounts of derivatives and off-balance sheet items are assigned to one of several broad risk categories according to the obligor or, if relevant, the guarantor or the nature of any collateral. The aggregate dollar amount in each risk category is then multiplied by the risk weight associated with that category. The resulting weighted values from each of the risk categories are aggregated for determining total risk-weighted assets. Due to the change in regulatory requirements described above, in 2015 the vast majority of our margin receivables qualified for 0% risk-weighting.

Broker-Dealer Capital Requirements
Our broker-dealer subsidiaries are subject to capital requirements determined by their respective regulators. At March 31, 2015, all of our brokerage subsidiaries met their minimum net capital requirements, ending the period with excess net capital of $728 million. As E*TRADE Clearing is a subsidiary of E*TRADE Bank, the $632 million of excess net capital at E*TRADE Clearing was also included in the capital of E*TRADE Bank at March 31, 2015.
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
Under the OCC stress test regulations, E*TRADE Bank is required to conduct stress testing using the prescribed stress-testing methodologies. E*TRADE Bank submitted the results of its second annual stress test prior to March 31, 2015, as required. The OCC will analyze and provide feedback on the quality of E*TRADE Bank's stress test process and results. E*TRADE Bank will be required to publish summary results of its annual stress test between June 15 and June 30 each year, beginning with its second annual stress test in 2015.
Under the final Federal Reserve regulations, the parent company will be required to conduct its first stress test using financial statement data as of September 30, 2016. We will be required to report the results of its first stress test to the Federal Reserve on or before March 31, 2017, and to disclose a summary of its first stress test results between June 15 and June 30, 2017.
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
RISK MANAGEMENT
As a financial services company, our business exposes us to certain risks. The identification, mitigation and management of existing and potential risks are keys to effective enterprise risk management. There are certain risks that are inherent to our business (e.g. execution of transactions) whereas other risks will present themselves through the conduct of that business. We seek to monitor and manage our significant risk exposures through a set of board approved limits as well as Key Risk Indicators ("KRIs") or metrics. We have in place a governance framework that regularly reports metrics, major risks and exposures to senior management and the Board of Directors. In 2015, we will continue to enhance our risk management culture and capabilities. As of June 1, 2014, our risk management framework became required to satisfy the risk committee requirement for publicly traded bank holding companies with total consolidated assets of greater than $10 billion and less than $50 billion, contained in the Federal Reserve’s enhanced prudential standards for bank holding companies and foreign banking organizations. Our framework, as described below, is in compliance with all applicable requirements.
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

For additional information about our interest rate risk, see Item 3. Quantitative and Qualitative Disclosures about Market Risk. For additional information on liquidity risk, see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources. Market risk, operational risk, strategic risk, reputational risk and legal, regulatory and compliance risk and the management of risk are more fully described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2014. We are also subject to other risks that could impact our business, financial condition, results of operations or cash flows in future periods. See Item 1A. Risk Factors in the Annual Report on Form 10-K for the year ended December 31, 2014.
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

•
We engage in financial transactions with counterparties which expose us to credit losses in the event a counterparty cannot meet its obligations. These financial transactions include our invested cash, securities lending, repurchase agreements and derivatives contracts, as well as the settlement of trades.

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
Loss Mitigation on the Loan Portfolio
Our credit risk operations team focuses on the mitigation of potential losses in the loan portfolio. Through a variety of strategies, including voluntary line closures, automatically freezing lines on all delinquent accounts, and freezing lines on loans with materially reduced home equity, we reduced our exposure to open home equity lines from a high of over $7 billion in 2007 to $149 million at March 31, 2015.
We have loan modification programs that focus on the mitigation of potential losses in the one- to four- family and home equity mortgage loan portfolio by targeting borrowers experiencing financial difficulties. During the three months ended March 31, 2015 and 2014, we modified $3 million and $7 million, respectively, of one- to four-family loans and $2 million and $4 million, respectively, of home equity loans, under these programs in which the modifications were considered TDRs. We also recently offered a loan modification program to a subset of borrowers with home equity lines of credit whose original loan terms provided the borrowers the option to accelerate their date of conversion to amortizing loans. As certain terms of our offer represented economic concessions, such as longer amortization periods than were in the original loan agreements, this program resulted in $14 million of TDRs and $44 million of modifications not classified as TDRs during the first quarter of 2015.
We also process minor modifications on a number of loans through traditional collections actions taken in the normal course of servicing delinquent accounts. Minor modifications resulting in an insignificant delay in the timing of payments are not considered economic concessions and therefore are not classified as TDRs. At March 31, 2015 and December 31, 2014, we

had $24 million and $25 million, respectively, of mortgage loans with minor modifications that were not considered TDRs. Approximately 9% and 5% of these loans were classified as nonperforming at March 31, 2015 and December 31, 2014, respectively. We currently do not have any active loan modification program for consumer and other loans.
Currently, our entire loans receivable portfolio is serviced by other companies. To reduce vendor operational and regulatory risk, we have an initiative to assess our servicing relationships and, where appropriate, consolidate loan servicing or transfer certain mortgage loans to servicers that specialize in managing troubled assets. During the three months ended March 31, 2015, we completed servicer transfers of $942 million of mortgage loans as a result of this initiative. At March 31, 2015, $3.6 billion gross unpaid principal balance of our mortgage loans were held at servicers that specialize in managing troubled assets. We believe this initiative has improved and will continue to improve the credit performance of the loans transferred compared to the expected credit performance of these same loans if they had not been transferred.
We continue to review the mortgage loan portfolio in order to identify loans to be repurchased by the originator. Our review is primarily focused on identifying loans with violations of transaction representations and warranties or material misrepresentation on the part of the seller. Any loans identified with these deficiencies are submitted to the original seller for repurchase. Approximately $2 million of loans were repurchased by or settled with the original sellers during the three months ended March 31, 2015, for a total of $459 million of loans that were repurchased, including global settlements, since we actively started reviewing our purchased loan portfolio beginning in 2008. While we may continue to pursue loans to be repurchased by or settled with the original sellers, we consider this effort to be substantially complete.
CONCENTRATIONS OF CREDIT RISK
Loans
One- to four-family loans include interest-only loans for a five to ten year period, followed by an amortizing period ranging from 20 to 25 years. At March 31, 2015, 42% of our one- to four-family portfolio were not yet amortizing. However, during the trailing twelve months ended March 31, 2015, approximately 16% of these borrowers made voluntary annual principal payments of at least $2,500 and slightly over a third of those borrowers made voluntary annual principal payments of at least $10,000.
The home equity loan portfolio is primarily second lien loans on residential real estate properties, which have a higher level of credit risk than first lien mortgage loans. Approximately 14% of the home equity loan portfolio was in the first lien position and we held both the first and second lien positions in less than 1% of the home equity loan portfolio at March 31, 2015. The home equity loan portfolio consisted of approximately 19% of home equity installment loans and approximately 81% of home equity lines of credit at March 31, 2015.
Home equity installment loans are primarily fixed rate and fixed term, fully amortizing loans that do not offer the option of an interest-only payment. The majority of home equity lines of credit convert to amortizing loans at the end of the draw period, which typically ranges from five to ten years. Approximately 7% of this portfolio will require the borrowers to repay the loan in full at the end of the draw period, commonly referred to as "balloon loans." At March 31, 2015, 79% of the home equity line of credit portfolio had not converted from the interest-only draw period and had not begun amortizing. However, during the trailing twelve months ended March 31, 2015, approximately 40% of these borrowers made annual principal payments of at least $500 on their home equity lines of credit and slightly under half of those borrowers reduced their principal balance by at least $2,500.
The following table outlines when one- to four-family and home equity lines of credit convert to amortizing by percentage of the one- to four-family and home equity line of credit portfolios, respectively, at March 31, 2015:

Period of Conversion to Amortizing Loan	% of One- to Four-Family Portfolio	% of Home Equity Line of Credit Portfolio
Already amortizing	58%	21%
Through December 31, 2015	4%	23%
Year ending December 31, 2016	16%	42%
Year ending December 31, 2017 or later	22%	14%
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
The following tables show the distribution of the mortgage loan portfolios by credit risk factor (dollars in millions):

	One- to Four-Family		Home Equity
Current LTV/CLTV(1)	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
<=80%	$1,706	$1,757	$1,033	$1,081
80%-100%	765	807	706	755
100%-120%	285	311	531	557
>120%	171	185	411	441
Total mortgage loans receivable	$2,927	$3,060	$2,681	$2,834
Average estimated current LTV/CLTV (2)	78%	79%	92%	92%
Average LTV/CLTV at loan origination (3)	71%	71%	80%	80%

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

(3)
Average LTV/CLTV at loan origination calculations are based on LTV/CLTV at time of purchase for one- to four-family purchased loans and home equity installment loans and maximum available line for home equity lines of credit.

	One- to Four-Family		Home Equity
Current FICO (1)	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
>=720	$1,661	$1,734	$1,394	$1,487
719 - 700	278	296	273	292
699 - 680	245	260	231	238
679 - 660	181	197	196	203
659 - 620	228	237	249	258
<620	334	336	338	356
Total mortgage loans receivable	$2,927	$3,060	$2,681	$2,834

(1)
FICO scores are updated on a quarterly basis; however, there were approximately $48 million and $49 million of one- to four-family loans at March 31, 2015 and December 31, 2014, respectively, and $4 million of home equity loans for both periods, for which the updated FICO scores were not available. For these loans, the current FICO distribution included the most recent FICO scores where available, otherwise the original FICO score was used.

Approximately 47% of our mortgage loans receivable were full documentation loans at both March 31, 2015 and December 31, 2014, with the remaining being low or no documentation. The average age of our mortgage loans receivable was 9.2 years and 8.9 years at March 31, 2015 and December 31, 2014, respectively.
Approximately 38% of our mortgage loans receivable were concentrated in California at both March 31, 2015 and December 31, 2014. No other state had concentrations of mortgage loans that represented 10% or more of our mortgage loans receivable at March 31, 2015 and December 31, 2014.
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
The following table presents the allowance for loan losses by loan portfolio (dollars in millions):

	One- to Four-Family		Home Equity		Consumer and Other		Total
	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
General reserve:
Quantitative component	$10	$11	$275	$281	$9	$9	$294	$301
Qualitative component	10	7	23	29	2	1	35	37
Specific valuation allowance	11	9	62	57	—	—	73	66
Total allowance for loan losses	$31	$27	$360	$367	$11	$10	$402	$404
Allowance as a % of loans receivable(1)	1.0%	0.9%	13.4%	12.9%	2.7%	2.1%	6.6%	6.3%

(1)	Allowance as a percentage of loans receivable is calculated based on the gross loans receivable including net unamortized premiums for each respective category.
Troubled Debt Restructurings
TDRs include two categories of loans: (1) loan modifications completed under our loss mitigation programs in which economic concessions were granted to borrowers experiencing financial difficulty, and (2) loans that have been charged-off based on the estimated current value of the underlying property less estimated selling costs due to bankruptcy notification even if the loan has not been modified under the Company’s programs. The following table shows total TDRs by category at March 31, 2015 and December 31, 2014 (dollars in millions):

	Loans Modified as TDRs(1)	Bankruptcy Loans	Total TDRs
March 31, 2015
One- to four-family	$180	$129	$309
Home equity	180	45	225
Total	$360	$174	$534
December 31, 2014
One- to four-family	$185	$131	$316
Home equity	169	48	217
Total	$354	$179	$533

(1)	Includes loans modified as TDRs that also had received a bankruptcy notification of $43 million and $42 million at March 31, 2015 and December 31, 2014, respectively.
The following table shows total TDRs by delinquency category at March 31, 2015 and December 31, 2014 (dollars in millions):

	TDRs Current	TDRs 30-89 Days Delinquent	TDRs 90-179 Days Delinquent	TDRs 180+ Days Delinquent	Total Recorded Investment in TDRs
March 31, 2015
One- to four-family	$219	$30	$10	$50	$309
Home equity	184	17	6	18	225
Total	$403	$47	$16	$68	$534
December 31, 2014
One- to four-family	$232	$24	$12	$48	$316
Home equity	178	14	6	19	217
Total	$410	$38	$18	$67	$533
TDRs on accrual status, which are current and have made six or more consecutive payments, were $233 million and $248 million at March 31, 2015 and December 31, 2014, respectively.
Troubled Debt Restructurings – Loan Modifications
We believe the distinction between loans modified as TDRs and total TDRs, which include bankruptcy loans, is important. Our loan modification programs focus on the mitigation of potential losses through making an economic concession to a borrower, whereas with loans for which we have received bankruptcy notification we have not taken any loss mitigation actions. The following table shows loans modified as TDRs by delinquency category at March 31, 2015 and December 31, 2014 (dollars in millions):

	Modifications Current	Modifications 30-89 Days Delinquent	Modifications 90-179 Days Delinquent	Modifications 180+ Days Delinquent	Total Recorded Investment in Modifications
March 31, 2015
One- to four-family	$142	$16	$8	$14	$180
Home equity	154	12	5	9	180
Total	$296	$28	$13	$23	$360
December 31, 2014
One- to four-family	$152	$14	$7	$12	$185
Home equity	145	10	5	9	169
Total	$297	$24	$12	$21	$354
The following table shows loans modified as TDRs and the specific valuation allowance by loan portfolio as well as the percentage of total expected losses at March 31, 2015 and December 31, 2014 (dollars in millions):

	Recorded Investment in Modifications before Charge-offs	Charge-offs	Recorded Investment in Modifications	Specific Valuation Allowance	Net Investment in Modifications	Specific Valuation Allowance as a % of Modifications	Total Expected Losses
March 31, 2015
One- to four-family	$225	$(45)	$180	$(11)	$169	6%	24%
Home equity	312	(132)	180	(62)	118	35%	62%
Total	$537	$(177)	$360	$(73)	$287	20%	46%
December 31, 2014
One- to four-family	$231	$(46)	$185	$(9)	$176	5%	24%
Home equity	305	(136)	169	(57)	112	34%	63%
Total	$536	$(182)	$354	$(66)	$288	19%	46%
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

Included in allowance for loan losses was a specific valuation allowance of $73 million and $66 million that was established for loans modified as TDRs at March 31, 2015 and December 31, 2014, respectively. The specific valuation allowance for these individually impaired loans represents the forecasted losses over the remaining life of the loan, including the economic concession to the borrower.
The total expected loss on loans modified as TDRs includes both the previously recorded charge-offs and the specific valuation allowance. Total expected losses on loans modified as TDRs remained at 46% as a percentage of total recorded investments in modifications before charge-offs at March 31, 2015 and December 31, 2014.
Net Charge-offs
The following table provides an analysis of the allowance for loan losses and net charge-offs for the three months ended March 31, 2015 and 2014 (dollars in millions):

	Charge-offs	Recoveries(1)	Net Charge-Offs	% of Average Loans (Annualized)
Three Months Ended March 31, 2015
One- to four-family	$(1)	$—	$(1)	0.10%
Home equity	(10)	5	(5)	0.69%
Consumer and Other	(3)	2	(1)	0.94%
Total	$(14)	$7	$(7)	0.43%
Three Months Ended March 31, 2014
One- to four-family	$(43)	$11	$(32)	3.00%
Home equity	(24)	5	(19)	2.20%
Consumer and Other	(5)	2	(3)	2.05%
Total	$(72)	$18	$(54)	2.61%

(1)	Recoveries include the impact of mortgage originator settlements.
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
Net charge-offs for the three months ended March 31, 2015 compared to 2014 decreased by $47 million. The higher net charge-offs during the first quarter of 2014 was mainly due to a charge-off of $42 million related to our transfer of one- to four-family loans modified as TDRs to held-for-sale, which was partially offset by the $11 million of benefit recorded from a settlement with a third party mortgage originator. The decrease in net charge-offs for the three months ended March 31, 2015 compared to 2014 also reflected the improving economic conditions, as evidenced by home price improvement and portfolio run-off. The timing and magnitude of charge-offs are affected by many factors and we anticipate variability from quarter to quarter, particularly as home equity lines of credit begin converting to amortizing loans.

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

	March 31, 2015	December 31, 2014
One- to four-family	$25	$28
Home equity	27	29
Consumer and other	1	1
Total loans delinquent 90-179 days	$53	$58
Loans delinquent 90-179 days as a percentage of gross loans receivable	0.9%	0.9%
In addition, we monitor loans in which a borrower’s current credit history casts doubt on their ability to repay a loan. We classify loans as special mention when they are between 30 and 89 days past due. The following table shows the comparative data for special mention loans (dollars in millions):

	March 31, 2015	December 31, 2014
One- to four-family	$107	$88
Home equity	77	60
Consumer and other	7	7
Total special mention loans	$191	$155
Special mention loans receivable as a percentage of gross loans receivable	3.2%	2.4%
The trend in special mention loan balances is generally indicative of the expected trend for charge-offs in future periods, as these loans have a greater propensity to migrate into nonaccrual status and ultimately charge-off. One- to four-family loans are generally secured in a first lien position by real estate assets, reducing the potential loss when compared to an unsecured loan. Home equity loans are generally secured by real estate assets; however, the majority of these loans are secured in a second lien position, which substantially increases the potential loss when compared to a first lien position. The loss severity of our second lien home equity loans was approximately 94% for a trailing twelve-month period as of March 31, 2015.
During the three months ended March 31, 2015, special mention loans increased by $36 million to $191 million mainly due to servicer transfers. We expect that some of these loans will return to current as borrowers adjust to the new servicers.
Nonperforming Assets
We classify loans as nonperforming when they are no longer accruing interest, which includes loans that are 90 days and greater past due, TDRs that are on nonaccrual status for all classes of loans (including loans in bankruptcy) and certain junior liens that have a delinquent senior lien. The following table shows the comparative data for nonperforming loans and assets at March 31, 2015 and December 31, 2014 (dollars in millions):

	March 31, 2015	December 31, 2014
One- to four-family	$292	$294
Home equity	175	165
Consumer and other	1	1
Total nonperforming loans receivable	468	460
Real estate owned and other repossessed assets, net	35	38
Total nonperforming assets, net	$503	$498
Nonperforming loans receivable as a percentage of gross loans receivable	7.8%	7.2%
One- to four-family allowance for loan losses as a percentage of one- to four-family nonperforming loans receivable	10.4%	9.1%
Home equity allowance for loan losses as a percentage of home equity nonperforming loans receivable	205.3%	222.5%
Consumer and other allowance for loan losses as a percentage of consumer and other nonperforming loans receivable	1,361.2%	774.6%
Total allowance for loan losses as a percentage of total nonperforming loans receivable	85.9%	87.8%

Nonperforming assets, net increased slightly by $5 million to $503 million at March 31, 2015 when compared to December 31, 2014. This increase was attributed primarily to our recent offer of a loan modification program to a subset of borrowers with home equity lines of credit whose original loan terms provided the borrowers the option to accelerate their date of conversion to amortizing loans. As certain terms of our offer represented economic concessions, such as longer amortization periods than were in the original loan agreements, this program resulted in $14 million of TDRs during the first quarter of 2015. Also see Risk Management - Loss Mitigation on the Loan Portfolio for additional information.
Securities
We focus primarily on security type and credit rating to monitor credit risk in our securities portfolios. We consider securities backed by the U.S. government or its agencies to have low credit risk as the long-term debt rating of the U.S. government is AA+ by S&P and AAA by Moody’s and Fitch at March 31, 2015. The amortized cost of these securities accounted for over 99% of our total securities portfolio at March 31, 2015. We review the remaining debt securities that were not backed by the U.S. government or its agencies according to their credit ratings from S&P, Moody’s and Fitch where available. At March 31, 2015, all municipal bonds and corporate bonds were rated investment grade (defined as a rating equivalent to a Moody’s rating of "Baa3" or higher, or a S&P or Fitch rating of "BBB-" or higher).
SUMMARY OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in conformity with GAAP. Note 1—Organization, Basis of Presentation and Summary of Significant Accounting Policies of Part II. Item 8. Financial Statements and Supplementary Data in the Company's Annual Report on Form 10-K for the year ended December 31, 2014 contains a summary of our significant accounting policies, many of which require the use of estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes for the periods presented. We believe that of our significant accounting policies, the following are critical because they are based on estimates and assumptions that require complex and subjective judgments by management: allowance for loan losses; valuation of goodwill and other intangible assets; estimates of effective tax rates, deferred taxes and valuation allowance; classification and valuation of certain investments; accounting for derivative instruments; and fair value measurements. Changes in these estimates or assumptions could materially impact our financial condition and results of operations, and actual results could differ from our estimates. These policies are more fully described in Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Summary of Critical Accounting Policies and Estimates in our Annual Report on Form 10-K for the year ended December 31, 2014.
GLOSSARY OF TERMS
Active accounts—Accounts with a balance of $25 or more or a trade in the last six months.
Active customers—Customers that have an account with a balance of $25 or more or a trade in the last six months.
Active trader—The customer group that includes those who execute 30 or more trades per quarter.

Adjusted average total assets—Assets composed of average total assets plus/(less) unrealized losses (gains) on available-for-sale securities and cash flow hedges, less disallowed deferred tax assets, goodwill and certain other intangible assets, and other applicable adjustments.
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
Brokerage related cash—Customer sweep deposits held at banking subsidiaries, customer payables and customer assets held by third parties.
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
Derivative—A financial instrument or other contract, the price of which is directly dependent upon the value of one or more underlying securities, interest rates or any agreed upon pricing index. Derivatives cover a wide assortment of financial contracts, including options and swaps.
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
Enterprise net interest income—The taxable equivalent basis net operating interest income excluding corporate interest income and corporate interest expense.
Enterprise net interest margin—The enterprise net operating interest income divided by total enterprise interest-earning assets.

Enterprise net interest spread—The taxable equivalent rate earned on average enterprise interest-earning assets less the rate paid on average enterprise interest-bearing liabilities, excluding corporate interest-earning assets and liabilities.
ESDA—Extended insurance sweep deposit accounts.
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
Sweep deposit accounts—Accounts with the functionality to transfer customer deposit balances to and from a FDIC insured account.
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
Tier 1 capital—Adjusted equity capital used in the calculation of capital adequacy ratios. Tier 1 capital equals: total shareholders’ equity, plus/(less) unrealized losses (gains) on available-for-sale securities and cash flow hedges, less disallowed servicing and deferred tax assets, goodwill and certain other intangible assets, and other applicable adjustments.
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
The following discussion about market risk disclosure includes forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of certain factors, including, but not limited to, those set forth in Item 1A. Risk Factors in the Annual Report on Form 10-K for the year ended December 31, 2014 and as updated in this report.
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
Exposure to interest rate risk is dependent upon the distribution and composition of interest-earning assets, interest-bearing liabilities and derivatives. The differing risk characteristics of each product are managed to mitigate our exposure to interest rate fluctuations. At March 31, 2015, 90% of our total assets were enterprise interest-earning assets.
At March 31, 2015, approximately 60% of total assets were residential real estate loans and available-for-sale and held-to-maturity mortgage-backed securities. The values of these assets are sensitive to changes in interest rates, as well as expected prepayment levels. As interest rates increase, fixed rate residential mortgages and mortgage-backed securities tend to exhibit lower prepayments. The inverse is true in a falling rate environment.
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
Our liability structure consists of two central sources of funding: deposits and wholesale borrowings. Cash provided to us through deposits is the primary source of funding. Key deposit products include sweep accounts, complete savings accounts and other money market and savings accounts. Wholesale borrowings include securities sold under agreements to repurchase and FHLB advances. Other sources of funding include customer payables, securities lending, and the revolving credit facility and corporate debt at the parent company.
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
The EVE method is used at the E*TRADE Bank level and not for the Company. The ALCO monitors E*TRADE Bank’s interest rate risk position. E*TRADE Bank had nearly 100% of enterprise interest-earning assets at both March 31, 2015 and December 31, 2014 and held 99% of enterprise interest-bearing liabilities at both March 31, 2015 and December 31, 2014. The sensitivity of EVE at March 31, 2015 and December 31, 2014 and the limits established by E*TRADE Bank’s Board of Directors are listed below (dollars in millions):

Parallel Change in Interest Rates (basis points)(1)	Change in EVE
	March 31, 2015			December 31, 2014
	Amount	Percentage(2)	Board Limit	Amount	Percentage(2)	Board Limit
+300	$(747)	(13.6)%	(25)%	$(626)	(11.6)%	(25)%
+200	$(338)	(6.2)%	(15)%	$(353)	(6.6)%	(15)%
+100	$(109)	(2.0)%	(7)%	$(127)	(2.4)%	(7)%
-100	$(52)	(1.0)%	(7)%	$(21)	(0.4)%	(7)%

(1)	Due to historically low interest rates for all yield curve points, the minus 200 and 300 basis points scenarios are not produced for the periods ended March 31, 2015 and December 31, 2014.

(2)	The percentage change represents the amount of change in EVE divided by the base EVE as calculated in the current interest rate environment.
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
E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(In millions, except share data and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenue:
Operating interest income	$316	$319
Operating interest expense	(45)	(56)
Net operating interest income	271	263
Commissions	114	128
Fees and service charges	52	50
Principal transactions	—	10
Gains on loans and securities, net	9	15
Other revenues	10	9
Total non-interest income	185	212
Total net revenue	456	475
Provision for loan losses	5	4
Operating expense:
Compensation and benefits	113	98
Advertising and market development	34	34
Clearing and servicing	24	28
FDIC insurance premiums	18	24
Professional services	27	24
Occupancy and equipment	21	18
Communications	19	18
Depreciation and amortization	20	21
Amortization of other intangibles	5	5
Facility restructuring and other exit activities	4	3
Other operating expenses	15	17
Total operating expense	300	290
Income before other income (expense) and income tax expense	151	181
Other income (expense):
Corporate interest expense	(21)	(28)
Losses on early extinguishment of debt	(73)	(12)
Equity in income of investments and other	6	3
Total other income (expense)	(88)	(37)
Income before income tax expense	63	144
Income tax expense	23	47
Net income	$40	$97
Basic earnings per share	$0.14	$0.34
Diluted earnings per share	$0.14	$0.33
Shares used in computation of per share data:
Basic (in thousands)	289,741	288,051
Diluted (in thousands)	294,722	293,819
See accompanying notes to consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net income	$40	$97
Other comprehensive income
Available-for-sale securities:
Unrealized gains (losses), net(1)	39	81
Reclassification into earnings, net(2)	(6)	(12)
Net change from available-for-sale securities	33	69
Cash flow hedging instruments:
Unrealized gains (losses), net(3)	(11)	(16)
Reclassification into earnings, net(4)	16	21
Net change from cash flow hedging instruments	5	5
Other comprehensive income	38	74
Comprehensive income	$78	$171

(1)	Amounts are net of provision for income taxes of $24 million and $50 million for the three months ended March 31, 2015 and 2014, respectively.

(2)	Amounts are net of provision for income taxes of $4 million and $7 million for the three months ended March 31, 2015 and 2014, respectively.

(3)	Amounts are net of benefit from income taxes of $6 million and $11 million for the three months ended March 31, 2015 and 2014, respectively.

(4)	Amounts are net of benefit from income taxes of $10 million and $14 million for the three months ended March 31, 2015 and 2014, respectively.
See accompanying notes to the consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(In millions, except share data)
(Unaudited)

	March 31,	December 31,
	2015	2014
ASSETS
Cash and equivalents	$1,025	$1,783
Cash required to be segregated under federal or other regulations	849	555
Available-for-sale securities	13,841	12,388
Held-to-maturity securities (fair value of $12,866 and $12,476 at March 31, 2015 and December 31, 2014, respectively)	12,517	12,248
Margin receivables	8,220	7,675
Loans receivable, net (net of allowance for loan losses of $402 and $404 at March 31, 2015 and December 31, 2014, respectively)	5,664	5,979
Investment in FHLB stock	86	88
Property and equipment, net	241	245
Goodwill	1,792	1,792
Other intangibles, net	189	194
Other assets	2,401	2,583
Total assets	$46,825	$45,530
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$26,272	$24,890
Securities sold under agreements to repurchase	3,668	3,672
Customer payables	6,293	6,455
FHLB advances and other borrowings	1,304	1,299
Corporate debt	1,025	1,366
Other liabilities	2,810	2,473
Total liabilities	41,372	40,155
Commitments and contingencies (see Note 13)
Shareholders’ equity:
Common stock, $0.01 par value, shares authorized: 400,000,000 at March 31, 2015 and December 31, 2014; shares issued and outstanding: 289,897,529 and 289,272,576 at March 31, 2015 and December 31, 2014, respectively	3	3
Additional paid-in-capital ("APIC")	7,350	7,350
Accumulated deficit	(1,689)	(1,729)
Accumulated other comprehensive loss	(211)	(249)
Total shareholders’ equity	5,453	5,375
Total liabilities and shareholders’ equity	$46,825	$45,530
See accompanying notes to the consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In millions)
(Unaudited)

			Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Common Stock
	Shares	Amount
Balance, December 31, 2014	289	$3	$7,350	$(1,729)	$(249)	$5,375
Net income	—	—	—	40	—	40
Other comprehensive income	—	—	—	—	38	38
Exercise of stock options and related tax effects	—	—	2	—	—	2
Issuance of restricted stock, net of forfeitures and retirements to pay taxes	1	—	(9)	—	—	(9)
Share-based compensation	—	—	7	—	—	7
Balance at March 31, 2015	290	$3	$7,350	$(1,689)	$(211)	$5,453

			Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Common Stock
	Shares	Amount
Balance, December 31, 2013	287	$3	$7,328	$(2,022)	$(453)	$4,856
Net income	—	—	—	97	—	97
Other comprehensive income	—	—	—	—	74	74
Conversion of convertible debentures	—	—	1	—	—	1
Exercise of stock options and related tax effects	1	—	6	—	—	6
Issuance of restricted stock, net of forfeitures and retirements to pay taxes	1	—	(10)	—	—	(10)
Share-based compensation	—	—	8	—	—	8
Balance at March 31, 2014	289	$3	$7,333	$(1,925)	$(379)	$5,032

See accompanying notes to the consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CASH FLOWS (In millions) (Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$40	$97
Adjustments to reconcile net income to net cash used in operating activities:
Provision for loan losses	5	4
Depreciation and amortization (including discount amortization and accretion)	89	79
Net gains on loans and securities, net	(9)	(15)
Equity in income of investments and other	(6)	(3)
Losses on early extinguishment of debt	5	—
Share-based compensation	7	8
Deferred taxes	21	36
Other	(1)	—
Net effect of changes in assets and liabilities:
(Increase) decrease in cash required to be segregated under federal or other regulations	(294)	85
Increase in margin receivables	(545)	(993)
Decrease in customer payables	(162)	(50)
Proceeds from sales and repayments of loans held-for-sale	—	4
Decrease in other assets	162	46
Increase in other liabilities	158	559
Net cash used in operating activities	(530)	(143)
Cash flows from investing activities:
Purchases of available-for-sale securities	(2,002)	(279)
Proceeds from sales, maturities of and principal payments on available-for-sale securities	764	1,281
Purchases of held-to-maturity securities	(699)	(1,302)
Proceeds from maturities of and principal payments on held-to-maturity securities	380	227
Net decrease in loans receivable	303	341
Capital expenditures for property and equipment	(16)	(7)
Proceeds from sale of G1 Execution Services, Inc.	—	76
Cash transferred on sale of G1 Execution Services, Inc.	—	(9)
Proceeds from sale of real estate owned and repossessed assets	7	10
Net cash flow from derivatives hedging assets	—	(6)
Other	2	5
Net cash (used in) provided by investing activities	(1,261)	337

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CASH FLOWS—(Continued) (In millions) (Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from financing activities:
Net increase (decrease) in deposits	$1,382	$(222)
Net decrease in securities sold under agreements to repurchase	(4)	(198)
Advances from FHLB	270	220
Payments on advances from FHLB	(270)	(220)
Net proceeds from issuance of senior notes	460	—
Payments on senior notes	(800)	—
Net cash flow from derivatives hedging liabilities	—	(32)
Other	(5)	5
Net cash provided by (used in) financing activities	1,033	(447)
Decrease in cash and equivalents	(758)	(253)
Cash and equivalents, beginning of period	1,783	1,838
Cash and equivalents, end of period	$1,025	$1,585
Supplemental disclosures:
Cash paid for interest	$108	$53
Cash paid for income taxes	$3	$—
Non-cash investing and financing activities:
Transfers of loans held-for-investment to loans held-for-sale	$—	$795
Transfers from loans to other real estate owned and repossessed assets	$8	$16
Transfers from other real estate owned and repossessed assets to loans	$—	$16
Conversion of convertible debentures to common stock	$—	$1

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
As of December 31, 2014, the Company's two U.S. broker-dealers, E*TRADE Clearing and E*TRADE Securities, were operating subsidiaries of E*TRADE Bank, a wholly-owned operating subsidiary of E*TRADE Financial Corporation. The Company recently received regulatory approval to move both E*TRADE Clearing and E*TRADE Securities out from under E*TRADE Bank. E*TRADE Securities was moved out from under E*TRADE Bank in February 2015 and the Company plans to move E*TRADE Clearing in the second half of 2015. For additional information, see Note 12—Regulatory Requirements.
Basis of Presentation—The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries as determined under the voting interest model. Entities in which the Company has the ability to exercise significant influence but in which the Company does not possess control are generally accounted for by the equity method. Entities in which the Company does not have the ability to exercise significant influence are generally carried at cost. However, investments in marketable equity securities where the Company does not have the ability to exercise significant influence over the entities are accounted for as available-for-sale equity securities. The Company also evaluates its initial and continuing involvement with certain entities to determine if the Company is required to consolidate the entities under the variable interest entity ("VIE") model. This evaluation is based on a qualitative assessment of whether the Company is the primary beneficiary of the VIE, which requires the Company to possess both: 1) the power to direct activities that most significantly impact the economic performance of the VIE; and 2) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE.
The Company's consolidated financial statements are prepared in accordance with GAAP. Intercompany accounts and transactions are eliminated in consolidation. Beginning in the first quarter of 2015, the Company reclassified the revenue earned on customer assets held by third parties from operating interest income to fees and service charges and prior periods have been reclassified to conform to the current period presentation. These consolidated financial statements reflect all adjustments, which are all normal and recurring in nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented.
The Company reports corporate interest expense separately from operating interest expense. The Company believes reporting these items separately provides a clearer picture of the financial performance of the Company’s operations than would a presentation that combined these two items. Operating interest expense is generated from the operations of the Company. Corporate debt is the primary source of corporate interest expense.
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
These consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2014.
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

Financial Statement Descriptions and Related Accounting Policies
Margin Receivables—The fair value of securities that the Company received as collateral in connection with margin receivables and securities borrowing activities, where the Company is permitted to sell or re-pledge the securities, was approximately $11.3 billion and $10.8 billion at March 31, 2015 and December 31, 2014, respectively. Of this amount, $2.9 billion had been pledged or sold in connection with securities loans, bank borrowings and deposits with clearing organizations at both March 31, 2015 and December 31, 2014.
Share-Based Payments—The Company issues restricted stock awards to the Company's Board of Directors and restricted stock units to certain of the Company's officers and employees. Each restricted stock unit can be converted into one share of the Company’s common stock upon vesting. These restricted stock awards and units are issued at the fair value on the date of grant and vest ratably over the requisite service period, generally one to four years. Beginning in 2015, the Company also issued performance share units to certain of the Company’s officers. Each performance share unit can be converted into one share of the Company’s common stock upon vesting. Vesting of performance share units is contingent upon achievement of certain predefined individual and Company performance targets. These performance share units are issued at the fair value on the date of grant and vest on a graded basis over the requisite service period, which is one to two years.
The Company records share-based compensation expense in accordance with the stock compensation accounting guidance. The Company recognizes compensation expense at the grant date fair value of a share-based payment award over the requisite service period less estimated forfeitures. Compensation expense for performance share units is also adjusted based on the Company’s estimated outcome of meeting the performance conditions. Share-based compensation expense is included in the compensation and benefits line item.
New Accounting and Disclosure Guidance—Below is the new accounting and disclosure guidance that relates to activities in which the Company is engaged.
Accounting for Investments in Qualified Affordable Housing Projects
In January 2014, the FASB amended the accounting guidance for investments in qualified affordable housing projects. The amended accounting guidance permits reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, the initial cost of the investment is amortized in proportion to the tax credits and other tax benefits received and the net investment performance is recognized in the consolidated statement of income as a component of income tax expense. The Company adopted the amended accounting guidance for its qualifying investments on a full retrospective basis for annual and interim periods beginning on January 1, 2015. The adoption of the amended guidance did not have a material impact on the Company’s financial condition, results of operations or cash flows for the periods presented. For the quarter ended March 31, 2015, $1 million of amortization and $1 million of tax credits associated with these investments were recognized within income tax expense in the consolidated statement of income. As of March 31, 2015, the carrying value of these investments was $34 million and is included within other assets in the consolidated balance sheet.
Presentation and Disclosure of Discontinued Operations
In April 2014, the FASB amended the presentation and disclosure guidance on disposal transactions. The amended guidance raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. The amended guidance became effective for all disposals or classifications as held for sale occurring in annual and interim periods beginning on January 1, 2015 for the Company. The adoption of the amended guidance did not have a material impact on the Company’s financial condition, results of operations or cash flows; however, it may impact the reporting of future disposals if and when they occur.
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

Accounting and Disclosures for Repurchase Agreements
In June 2014, the FASB amended the accounting and disclosure guidance on repurchase agreements. The amended guidance requires entities to account for repurchase-to-maturity transactions as secured borrowings, eliminates accounting guidance on linked repurchase financing transactions, and expands the disclosure requirements related to transfers of financial assets accounted for as sales and as secured borrowings. The amended accounting guidance and the amended disclosure guidance for transfers of financial assets accounted for as sales became effective for annual and interim periods beginning on January 1, 2015 for the Company and was applied using a cumulative-effect approach as of that date. The adoption of this amended guidance did not have a material impact on the Company’s financial condition, results of operations or cash flows. The amended disclosure guidance for transfers of financial assets accounted for as secured borrowings became effective for annual periods beginning on January 1, 2015 and interim periods beginning on April 1, 2015 for the Company. The Company's disclosures for the quarter ending June 30, 2015 will reflect the adoption of this amended disclosure guidance.
Classification of Government-Guaranteed Mortgage Loans upon Foreclosure
In August 2014, the FASB amended the accounting and disclosure guidance related to the classification of certain government-guaranteed mortgage loans upon foreclosure. The amended guidance requires entities to derecognize a mortgage loan and recognize a separate other receivable upon foreclosure if certain conditions are met. The separate other receivable is recorded based on the amount of principal and interest expected to be recovered under the guarantee. The amended guidance became effective for annual and interim periods beginning on January 1, 2015 for the Company and was applied on a modified retrospective basis to qualifying loans at that date. The adoption of the amended guidance did not have a material impact on the Company’s financial condition, results of operations or cash flows.
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
Consolidation
In February 2015, the FASB amended the guidance on consolidation of certain legal entities. The amended guidance modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership, and clarifies how to determine whether a group of equity holders has power over an entity. The amended guidance will be effective for annual and interim periods beginning on January 1, 2016 for the Company and may be applied on either a full retrospective or modified retrospective basis. While the Company is currently evaluating the impact of the new accounting guidance, the adoption of the amended guidance is not expected to have a material impact on the Company’s financial condition, results of operations or cash flows.
Presentation of Debt Issuance Costs
In April 2015, the FASB amended the presentation guidance on debt issuance costs. The amended presentation guidance requires that debt issuance costs be presented in an entity’s balance sheet as a direct deduction from the related debt liability rather than as an asset. As this guidance is consistent with the Company's historical presentation of debt issuance costs, the Company's adoption of the amended guidance as of January 1, 2015 did not impact the Company’s financial condition, results of operations or cash flows.
Accounting for Customer Fees Paid in a Cloud Computing Arrangement
In April 2015, the FASB amended the accounting guidance on customer fees paid in a cloud computing arrangement. The amended guidance requires that internal-use software accessed by a customer in a cloud computing arrangement be accounted for as a software license if specific criteria are met; otherwise they should be accounted for as service contracts. The amended guidance will be effective for annual and interim periods beginning on January 1, 2016 for the Company and may be applied on either a full retrospective or prospective basis. While the Company is currently evaluating the impact of the new accounting guidance, the adoption of the amended guidance is not expected to have a material impact on the Company’s financial condition, results of operations or cash flows.

NOTE 2—OPERATING INTEREST INCOME AND OPERATING INTEREST EXPENSE
The following table shows the components of operating interest income and operating interest expense (dollars in millions):

	Three Months Ended March 31,
	2015	2014
Operating interest income:
Loans	$62	$84
Available-for-sale securities	66	79
Held-to-maturity securities	88	77
Margin receivables	68	62
Securities borrowed and other	32	17
Total operating interest income	316	319
Operating interest expense:
Securities sold under agreements to repurchase	(26)	(35)
FHLB advances and other borrowings	(15)	(17)
Deposits	(2)	(2)
Customer payables and other	(2)	(2)
Total operating interest expense	(45)	(56)
Net operating interest income	$271	$263
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
Recurring Fair Value Measurement Techniques
Residential Mortgage-backed Securities
The Company’s residential mortgage-backed securities portfolio primarily comprised agency mortgage-backed securities and CMOs. Agency mortgage-backed securities and CMOs are guaranteed by U.S. government sponsored enterprises and federal agencies. The weighted average coupon rates for the available-for-sale residential mortgage-backed securities at March 31, 2015 are shown in the following table:

Weighted Average Coupon Rate
Agency mortgage-backed securities	3.06%
Agency CMOs	3.06%
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
The Company’s municipal bonds are revenue bonds issued by state and other local government agencies. The valuation of corporate bonds is impacted by the credit worthiness of the corporate issuer. All of the Company’s municipal bonds and corporate bonds were rated investment grade at March 31, 2015. These securities were valued using a market approach with pricing service valuations corroborated by recent market transactions for identical or similar bonds. Municipal bonds and corporate bonds were categorized in Level 2 of the fair value hierarchy.
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
Real Estate Owned
Property valuations for real estate owned are based on the lowest value of the most recent property valuation data available, which may include appraisals, listing prices or approved offer prices.
Nonrecurring fair value measurements on one- to four-family and home equity loans and real estate owned were classified as Level 3 of the fair value hierarchy as the valuations included unobservable inputs that were significant to the fair value. The following table presents additional information about significant unobservable inputs used in the valuation of assets measured at fair value on a nonrecurring basis that were categorized in Level 3 of the fair value hierarchy at March 31, 2015:

	Unobservable Inputs	Average	Range
Loans receivable:
One- to four-family	Appraised value	$409,300	$4,000-$910,000
Home equity	Appraised value	$248,000	$25,000-$1,232,000
Real estate owned	Appraised value	$336,000	$25,000-$925,000

Recurring and Nonrecurring Fair Value Measurements
Assets and liabilities measured at fair value at March 31, 2015 and December 31, 2014 are summarized in the following tables (dollars in millions):

	Level 1	Level 2	Level 3	Total Fair Value
March 31, 2015:
Recurring fair value measurements:
Assets
Available-for-sale securities:
Debt securities:
Agency residential mortgage-backed securities and CMOs	$—	$12,701	$—	$12,701
Agency debentures	—	688	—	688
Agency debt securities	—	379	—	379
Municipal bonds	—	36	—	36
Corporate bonds	—	4	—	4
Total debt securities	—	13,808	—	13,808
Publicly traded equity securities	33	—	—	33
Total available-for-sale securities	33	13,808	—	13,841
Other assets:
Derivative assets(1)	—	16	—	16
Total assets measured at fair value on a recurring basis(2)	$33	$13,824	$—	$13,857
Liabilities
Derivative liabilities(1)	$—	$113	$—	$113
Total liabilities measured at fair value on a recurring basis(2)	$—	$113	$—	$113
Nonrecurring fair value measurements:
Loans receivable:
One- to four-family	$—	$—	$19	$19
Home equity	—	—	7	7
Total loans receivable	—	—	26	26
Real estate owned	—	—	26	26
Total assets measured at fair value on a nonrecurring basis(3)	$—	$—	$52	$52

(1)
All derivative assets and liabilities were interest rate contracts at March 31, 2015. Information related to derivative instruments is detailed in Note 7—Accounting for Derivative Instruments and Hedging Activities.

(2)	Assets and liabilities measured at fair value on a recurring basis represented 30% and less than 1% of the Company’s total assets and total liabilities, respectively, at March 31, 2015.

(3)
Represents the fair value of assets prior to deducting estimated selling costs that were carried on the consolidated balance sheet at March 31, 2015, and for which a fair value measurement was recorded during the period.

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

The following table presents the gains and losses associated with the assets measured at fair value on a nonrecurring basis during the three months ended March 31, 2015 and 2014 (dollars in millions):

	Three Months Ended March 31,
	2015	2014
One- to four-family	$2	$5
Home equity	4	12
Total losses on loans receivable measured at fair value	$6	$17
Losses (gains) on real estate owned measured at fair value	$1	$(1)
Transfers Between Levels 1 and 2
For assets and liabilities measured at fair value on a recurring basis, the Company’s transfers between levels of the fair value hierarchy are deemed to have occurred at the beginning of the reporting period on a quarterly basis. The Company had no material transfers between Level 1 and 2 during the three months ended March 31, 2015 and 2014.

Recurring Fair Value Measurements Categorized within Level 3
At both March 31, 2015 and December 31, 2014, no assets or liabilities measured at fair value on a recurring basis were categorized within Level 3 of the fair value hierarchy.
Fair Value of Financial Instruments Not Carried at Fair Value
The following table summarizes the carrying values, fair values and fair value hierarchy level classification of financial instruments that are not carried at fair value on the consolidated balance sheet at March 31, 2015 and December 31, 2014 (dollars in millions):

	March 31, 2015
	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash and equivalents	$1,025	$1,025	$—	$—	$1,025
Cash required to be segregated under federal or other regulations	$849	$849	$—	$—	$849
Held-to-maturity securities:
Agency mortgage-backed securities and CMOs	$9,899	$—	$10,164	$—	$10,164
Agency debentures	171	—	172	—	172
Agency debt securities	2,437	—	2,520	—	2,520
Other non-agency debt securities	10	—	—	10	10
Total held-to-maturity securities	$12,517	$—	$12,856	$10	$12,866
Margin receivables	$8,220	$—	$8,220	$—	$8,220
Loans receivable, net:
One- to four-family	$2,917	$—	$—	$2,664	$2,664
Home equity	2,327	—	—	2,184	2,184
Consumer and other	420	—	—	424	424
Total loans receivable, net(1)	$5,664	$—	$—	$5,272	$5,272
Investment in FHLB stock	$86	$—	$—	$86	$86
Deposits paid for securities borrowed	$263	$—	$263	$—	$263
Liabilities
Deposits	$26,272	$—	$26,272	$—	$26,272
Securities sold under agreements to repurchase	$3,668	$—	$3,675	$—	$3,675
Customer payables	$6,293	$—	$6,293	$—	$6,293
FHLB advances and other borrowings	$1,304	$—	$922	$263	$1,185
Corporate debt	$1,025	$—	$1,140	$—	$1,140
Deposits received for securities loaned	$1,841	$—	$1,841	$—	$1,841

(1)	The carrying value of loans receivable, net includes the allowance for loan losses of $402 million and loans that are valued at fair value on a nonrecurring basis at March 31, 2015.

	December 31, 2014
	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash and equivalents	$1,783	$1,783	$—	$—	$1,783
Cash required to be segregated under federal or other regulations	$555	$555	$—	$—	$555
Held-to-maturity securities:
Agency mortgage-backed securities and CMOs	$9,793	$—	$9,971	$—	$9,971
Agency debentures	164	—	166	—	166
Agency debt securities	2,281	—	2,329	—	2,329
Other non-agency debt securities	10	—	—	10	10
Total held-to-maturity securities	$12,248	$—	$12,466	$10	$12,476
Margin receivables	$7,675	$—	$7,675	$—	$7,675
Loans receivable, net:
One- to four-family	$3,053	$—	$—	$2,742	$2,742
Home equity	2,475	—	—	2,274	2,274
Consumer and other	451	—	—	449	449
Total loans receivable, net(1)	$5,979	$—	$—	$5,465	$5,465
Investment in FHLB stock	$88	$—	$—	$88	$88
Deposits paid for securities borrowed	$474	$—	$474	$—	$474
Liabilities
Deposits	$24,890	$—	$24,890	$—	$24,890
Securities sold under agreements to repurchase	$3,672	$—	$3,681	$—	$3,681
Customer payables	$6,455	$—	$6,455	$—	$6,455
FHLB advances and other borrowings	$1,299	$—	$922	$252	$1,174
Corporate debt	$1,366	$—	$1,491	$—	$1,491
Deposits received for securities loaned	$1,649	$—	$1,649	$—	$1,649

(1)	The carrying value of loans receivable, net includes the allowance for loan losses of $404 million and loans that are valued at fair value on a nonrecurring basis at December 31, 2014.

The fair value measurement techniques for financial instruments not carried at fair value on the consolidated balance sheet at March 31, 2015 and December 31, 2014 are summarized as follows:
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
Corporate debt—For interest-bearing corporate debt, fair value is estimated using dealer pricing quotes. The fair value of the non-interest-bearing convertible debentures is directly correlated to the intrinsic value of the Company’s underlying stock; therefore, as the price of the Company’s stock increases relative to the conversion price, the fair value of the convertible debentures increases.
NOTE 4—OFFSETTING ASSETS AND LIABILITIES
For financial statement purposes, the Company does not offset derivative instruments, repurchase agreements or securities borrowing and securities lending transactions. These activities are generally transacted under master agreements that are widely used by counterparties and that may allow for net settlements of payments in the normal course, as well as offsetting of all contracts with a given counterparty in the event of bankruptcy or default of one of the two parties to the transaction. The following table presents information about these transactions to enable the users of the Company’s financial statements to evaluate the potential effect of rights of setoff between these recognized assets and recognized liabilities at March 31, 2015 and December 31, 2014 (dollars in millions):

				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Collateral Received or Pledged (Including Cash)	Net Amount
March 31, 2015
Assets:
Deposits paid for securities borrowed (1)(5)	$263	$—	$263	$(143)	$(107)	$13
Derivative assets (1)(3)	14	—	14	(11)	(3)	—
Total	$277	$—	$277	$(154)	$(110)	$13

Liabilities:
Repurchase agreements (4)	$3,668	$—	$3,668	$—	$(3,663)	$5
Deposits received for securities loaned (2)(6)	1,841	—	1,841	(143)	(1,568)	130
Derivative liabilities (2)(3)	52	—	52	(11)	(41)	—
Total	$5,561	$—	$5,561	$(154)	$(5,272)	$135

December 31, 2014
Assets:
Deposits paid for securities borrowed (1)(5)	$474	$—	$474	$(188)	$(267)	$19
Derivative assets (1)(3)	24	—	24	(15)	(3)	6
Total	$498	$—	$498	$(203)	$(270)	$25

Liabilities:
Repurchase agreements (4)	$3,672	$—	$3,672	$—	$(3,671)	$1
Deposits received for securities loaned (2)(6)	1,649	—	1,649	(188)	(1,332)	129
Derivative liabilities (2)(3)	30	—	30	(15)	(15)	—
Total	$5,351	$—	$5,351	$(203)	$(5,018)	$130

(1)	Net amounts presented in the consolidated balance sheet are reflected in the other assets line item.

(2)	Net amounts presented in the consolidated balance sheet are reflected in the other liabilities line item.

(3)	Excludes net accrued interest payable of $7 million at both March 31, 2015 and December 31, 2014.

(4)
The Company pledges available-for-sale and held-to-maturity securities as collateral for amounts due on repurchase agreements and derivative liabilities. The collateral pledged included available-for-sale securities at fair value and held-to-maturity securities at amortized cost for both March 31, 2015 and December 31, 2014.

(5)
Included in the gross amounts of deposits paid for securities borrowed was $118 million and $278 million at March 31, 2015 and December 31, 2014, respectively, transacted through a program with a clearing organization, which guarantees the return of cash to the Company. For presentation purposes, these amounts presented are based on the counterparties under the Company’s master securities loan agreements.

(6)
Included in the gross amounts of deposits received for securities loaned was $1.2 billion and $1.1 billion at March 31, 2015 and December 31, 2014, respectively, transacted through a program with a clearing organization, which guarantees the return of securities to the Company. For presentation purposes, these amounts presented are based on the counterparties under the Company’s master securities loan agreements.

Certain types of derivatives that the Company trades are subject to derivatives clearing agreements ("cleared derivatives contracts") under the Dodd-Frank Act. These cleared derivatives contracts enable clearing by a derivatives clearing organization through a clearing member. Under the contracts, the clearing member typically has a one-way right to offset all contracts in the event of the Company’s default or bankruptcy. As such, the cleared derivatives contracts are not bilateral master netting agreements and do not allow for offsetting. At March 31, 2015 and December 31, 2014, the Company had $2 million and $0, respectively, in derivative assets of cleared derivatives contracts and $61 million and $36 million, respectively, in derivative liabilities of cleared derivatives contracts.

NOTE 5—AVAILABLE-FOR-SALE AND HELD-TO-MATURITY SECURITIES
The amortized cost and fair value of available-for-sale and held-to-maturity securities at March 31, 2015 and December 31, 2014 are shown in the following tables (dollars in millions):

	Amortized Cost	Gross Unrealized / Unrecognized Gains	Gross Unrealized / Unrecognized Losses	Fair Value
March 31, 2015:
Available-for-sale securities:
Debt securities:
Agency residential mortgage-backed securities and CMOs	$12,618	$145	$(62)	$12,701
Agency debentures	644	45	(1)	688
Agency debt securities	365	14	—	379
Municipal bonds	36	1	(1)	36
Corporate bonds	5	—	(1)	4
Total debt securities	13,668	205	(65)	13,808
Publicly traded equity securities(1)	33	—	—	33
Total available-for-sale securities	$13,701	$205	$(65)	$13,841
Held-to-maturity securities:
Agency residential mortgage-backed securities and CMOs	$9,899	$293	$(28)	$10,164
Agency debentures	171	1	—	172
Agency debt securities	2,437	83	—	2,520
Other non-agency debt securities	10	—	—	10
Total held-to-maturity securities	$12,517	$377	$(28)	$12,866

December 31, 2014:
Available-for-sale securities:
Debt securities:
Agency residential mortgage-backed securities and CMOs	$11,156	$113	$(105)	$11,164
Agency debentures	620	28	—	648
Agency debt securities	487	12	—	499
Municipal bonds	40	1	(1)	40
Corporate bonds	5	—	(1)	4
Total debt securities	12,308	154	(107)	12,355
Publicly traded equity securities(1)	33	—	—	33
Total available-for-sale securities	$12,341	$154	$(107)	$12,388
Held-to-maturity securities:
Agency residential mortgage-backed securities and CMOs	$9,793	$217	$(39)	$9,971
Agency debentures	164	2	—	166
Agency debt securities	2,281	54	(6)	2,329
Other non-agency debt securities	10	—	—	10
Total held-to-maturity securities	$12,248	$273	$(45)	$12,476

(1)	Publicly traded equity securities consisted of investments in a mutual fund related to the Community Reinvestment Act.

Contractual Maturities
The contractual maturities of all available-for-sale and held-to-maturity debt securities at March 31, 2015 are shown below (dollars in millions):

	Amortized Cost	Fair Value
Available-for-sale debt securities:
Due within one year	$3	$3
Due within one to five years	9	9
Due within five to ten years	1,280	1,300
Due after ten years	12,376	12,496
Total available-for-sale debt securities	$13,668	$13,808
Held-to-maturity debt securities:
Due within one year	$169	$170
Due within one to five years	1,035	1,081
Due within five to ten years	2,673	2,781
Due after ten years	8,640	8,834
Total held-to-maturity debt securities	$12,517	$12,866
The Company pledged $1.2 billion and $1.6 billion at March 31, 2015 and December 31, 2014, respectively, of available-for-sale debt securities and $3.4 billion and $3.1 billion at March 31, 2015 and December 31, 2014, respectively, of held-to-maturity debt securities as collateral for repurchase agreements, derivatives and other purposes.

Investments with Unrealized or Unrecognized Losses
The following tables show the fair value and unrealized or unrecognized losses on available-for-sale and held-to-maturity securities, aggregated by investment category, and the length of time that individual securities have been in a continuous unrealized or unrecognized loss position at March 31, 2015 and December 31, 2014 (dollars in millions):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized / Unrecognized Losses	Fair Value	Unrealized / Unrecognized Losses	Fair Value	Unrealized / Unrecognized Losses
March 31, 2015:
Available-for-sale securities:
Debt securities:
Agency residential mortgage-backed securities and CMOs	$615	$(3)	$4,079	$(59)	$4,694	$(62)
Agency debentures	14	(1)	9	—	23	(1)
Municipal bonds	—	—	16	(1)	16	(1)
Corporate bonds	—	—	5	(1)	5	(1)
Total temporarily impaired available-for-sale securities	$629	$(4)	$4,109	$(61)	$4,738	$(65)
Held-to-maturity securities:
Agency residential mortgage-backed securities and CMOs	$161	$(1)	$1,852	$(27)	$2,013	$(28)
Agency debentures	8	—	—	—	8	—
Agency debt securities	—	—	146	—	146	—
Total temporarily impaired held-to-maturity securities	$169	$(1)	$1,998	$(27)	$2,167	$(28)

December 31, 2014:
Available-for-sale securities:
Debt securities:
Agency residential mortgage-backed securities and CMOs	$403	$(1)	$4,674	$(104)	$5,077	$(105)
Agency debentures	—	—	9	—	9	—
Municipal bonds	3	—	16	(1)	19	(1)
Corporate bonds	—	—	5	(1)	5	(1)
Total temporarily impaired available-for-sale securities	$406	$(1)	$4,704	$(106)	$5,110	$(107)
Held-to-maturity securities:
Agency residential mortgage-backed securities and CMOs	$45	$—	$2,289	$(39)	$2,334	$(39)
Agency debt securities	110	(1)	560	(5)	670	(6)
Total temporarily impaired held-to-maturity securities	$155	$(1)	$2,849	$(44)	$3,004	$(45)
The Company does not believe that any individual unrealized loss in the available-for-sale or unrecognized loss in the held-to-maturity portfolio as of March 31, 2015 represents a credit loss. The credit loss component is the difference between the security’s amortized cost basis and the present value of its expected future cash flows, and is recognized in earnings. The noncredit loss component is the difference between the present value of its expected future cash flows and the fair value and is recognized through other comprehensive income. The Company assessed whether it intends to sell, or whether it is more likely than not that the Company will be required to sell an impaired security before recovery of its amortized cost basis. For debt securities that are considered other-than-temporarily impaired and that the Company does not intend to sell as of the balance sheet date and will not be required to sell prior to recovery of its amortized cost basis, the Company determines the amount of the impairment that is related to credit and the amount due to all other factors.

The majority of the unrealized or unrecognized losses on mortgage-backed securities are attributable to changes in interest rates in the market. Agency residential mortgage-backed securities and CMOs, agency debentures and agency debt securities are guaranteed or issued by U.S. government sponsored enterprises and federal agencies. Municipal bonds and corporate bonds are evaluated by reviewing the credit-worthiness of the issuer and general market conditions. The Company does not intend to sell the debt securities in an unrealized or unrecognized loss position as of the balance sheet date and it is not more likely than not that the Company will be required to sell the debt securities before the anticipated recovery of its remaining amortized cost of the debt securities in an unrealized or unrecognized loss position at March 31, 2015.
There were no impairment losses recognized in earnings on available-for-sale and held-to-maturity securities during the three months ended March 31, 2015 and 2014.
Included within the Company's securities portfolios are securities that have been written-down to a zero carrying value. The credit loss component of debt securities held by the Company that had a noncredit loss component previously recognized in other comprehensive income was $152 million at both March 31, 2015 and December 31, 2014. Of this amount, $123 million relates to debt securities that have been factored to zero, but the Company still holds legal title to these securities until maturity or until they are sold.
Gains on Loans and Securities, Net
The detailed components of the gains on loans and securities, net line item on the consolidated statement of income for the three months ended March 31, 2015 and 2014 are as follows (dollars in millions):

	Three Months Ended March 31,
	2015	2014
Gains on available-for-sale securities	$10	$19
Hedge ineffectiveness	(1)	(4)
Gains on loans and securities, net	$9	$15

NOTE 6—LOANS RECEIVABLE, NET
Loans receivable, net at March 31, 2015 and December 31, 2014 are summarized as follows (dollars in millions):

	March 31, 2015	December 31, 2014
One- to four-family	$2,927	$3,060
Home equity	2,681	2,834
Consumer and other	426	455
Total loans receivable	6,034	6,349
Unamortized premiums, net	32	34
Allowance for loan losses	(402)	(404)
Total loans receivable, net	$5,664	$5,979
At March 31, 2015, the Company pledged $5.1 billion and $0.4 billion of loans as collateral to the FHLB and Federal Reserve Bank, respectively. At December 31, 2014, the Company pledged $5.4 billion and $0.5 billion of loans as collateral to the FHLB and Federal Reserve Bank, respectively.
The following table represents the breakdown of the total recorded investment in loans receivable and allowance for loan losses by loans that have been collectively evaluated for impairment and those that have been individually evaluated for impairment at March 31, 2015 and December 31, 2014 (dollars in millions):

	Recorded Investment		Allowance for Loan Losses
	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Collectively evaluated for impairment:
One- to four-family	$2,639	$2,764	$20	$18
Home equity	2,462	2,625	298	310
Consumer and other	431	461	11	10
Total collectively evaluated for impairment	5,532	5,850	329	338
Individually evaluated for impairment:
One- to four-family	309	316	11	9
Home equity	225	217	62	57
Total individually evaluated for impairment	534	533	73	66
Total	$6,066	$6,383	$402	$404
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
Credit Quality
The following tables show the distribution of the Company’s mortgage loan portfolios by credit quality indicator at March 31, 2015 and December 31, 2014 (dollars in millions):

	One- to Four-Family		Home Equity
Current LTV/CLTV (1)	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
<=80%	$1,706	$1,757	$1,033	$1,081
80%-100%	765	807	706	755
100%-120%	285	311	531	557
>120%	171	185	411	441
Total mortgage loans receivable	$2,927	$3,060	$2,681	$2,834
Average estimated current LTV/CLTV (2)	78%	79%	92%	92%
Average LTV/CLTV at loan origination (3)	71%	71%	80%	80%

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

(3)
Average LTV/CLTV at loan origination calculations are based on LTV/CLTV at time of purchase for one- to four-family purchased loans and home equity installment loans and maximum available line for home equity lines of credit.

	One- to Four-Family		Home Equity
Current FICO (1)	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
>=720	$1,661	$1,734	$1,394	$1,487
719 - 700	278	296	273	292
699 - 680	245	260	231	238
679 - 660	181	197	196	203
659 - 620	228	237	249	258
<620	334	336	338	356
Total mortgage loans receivable	$2,927	$3,060	$2,681	$2,834

(1)
FICO scores are updated on a quarterly basis; however, there were approximately $48 million and $49 million of one- to four-family loans at March 31, 2015 and December 31, 2014, respectively, and $4 million of home equity loans for both periods, for which the updated FICO scores were not available. For these loans, the current FICO distribution included the most recent FICO scores where available, otherwise the original FICO score was used.

Concentrations of Credit Risk
One- to four-family loans include interest-only loans for a five to ten year period, followed by an amortizing period ranging from 20 to 25 years. At March 31, 2015, 42% of the Company's one- to four-family portfolio was not yet amortizing. However, during the trailing twelve months ended March 31, 2015, approximately 16% of these borrowers made voluntary annual principal payments of at least $2,500 and slightly over a third of those borrowers made voluntary annual principal payments of at least $10,000.
The home equity loan portfolio is primarily second lien loans on residential real estate properties, which have a higher level of credit risk than first lien mortgage loans. Approximately 14% of the home equity portfolio was in the first lien position and the Company holds both the first and second lien positions in less than 1% of the home equity loan portfolio at March 31, 2015. The home equity loan portfolio consists of approximately 19% of home equity installment loans and approximately 81% of home equity lines of credit at March 31, 2015.
Home equity installment loans are primarily fixed rate and fixed term, fully amortizing loans that do not offer the option of an interest-only payment. The majority of home equity lines of credit convert to amortizing loans at the end of the draw period, which typically ranges from five to ten years. Approximately 7% of this portfolio will require the borrowers to repay the loan in full at the end of the draw period. At March 31, 2015, 79% of the home equity line of credit portfolio had not converted from the interest-only draw period and had not begun amortizing. However, during the trailing twelve months ended March 31, 2015, approximately 40% of the borrowers made annual principal payments of at least $500 on their home equity lines of credit and slightly under half of those borrowers reduced their principal balance by at least $2,500.
The following table outlines when one- to four-family and home equity lines of credit convert to amortizing by percentage of the one- to four-family portfolio and home equity line of credit portfolios, respectively, at March 31, 2015:

Period of Conversion to Amortizing Loan	% of One- to Four-Family Portfolio	% of Home Equity Line of Credit Portfolio
Already amortizing	58%	21%
Through December 31, 2015	4%	23%
Year ending December 31, 2016	16%	42%
Year ending December 31, 2017 or later	22%	14%
Approximately 38% of the Company’s mortgage loans receivable were concentrated in California at both March 31, 2015 and December 31, 2014. No other state had concentrations of mortgage loans that represented 10% or more of the Company’s mortgage loans receivable at March 31, 2015 and December 31, 2014.
Delinquent Loans
The following table shows total loans receivable by delinquency category at March 31, 2015 and December 31, 2014 (dollars in millions):

	Current	30-89 Days Delinquent	90-179 Days Delinquent	180+ Days Delinquent	Total
March 31, 2015
One- to four-family	$2,666	$107	$25	$129	$2,927
Home equity	2,535	77	27	42	2,681
Consumer and other	418	7	1	—	426
Total loans receivable	$5,619	$191	$53	$171	$6,034
December 31, 2014
One- to four-family	$2,813	$88	$28	$131	$3,060
Home equity	2,702	60	29	43	2,834
Consumer and other	447	7	1	—	455
Total loans receivable	$5,962	$155	$58	$174	$6,349
Nonperforming Loans
We classify loans as nonperforming when they are no longer accruing interest, which includes loans that are 90 days and greater past due, TDRs that are on nonaccrual status for all classes of loans (including loans in bankruptcy) and certain junior liens that have a delinquent senior lien. The following table shows the comparative data for nonperforming loans (dollars in millions):

	March 31, 2015	December 31, 2014
One- to four-family	$292	$294
Home equity	175	165
Consumer and other	1	1
Total nonperforming loans receivable	$468	$460
Real Estate Owned and Loans with Formal Foreclosure Proceedings in Process
At March 31, 2015 and December 31, 2014, the Company held $32 million and $36 million, respectively, of real estate owned that were acquired through foreclosure or through a deed in lieu of foreclosure or similar legal agreement. The Company also held $82 million and $107 million of loans for which formal foreclosure proceedings were in process at March 31, 2015 and December 31, 2014, respectively.

Allowance for Loan Losses
The following table provides a roll forward by loan portfolio of the allowance for loan losses for the three months ended March 31, 2015 and 2014 (dollars in millions):

	Three Months Ended March 31, 2015
	One- to Four-Family	Home Equity	Consumer and Other	Total
Allowance for loan losses, beginning of period	$27	$367	$10	$404
Provision for loan losses	5	(2)	2	5
Charge-offs	(1)	(10)	(3)	(14)
Recoveries	—	5	2	7
Charge-offs, net	(1)	(5)	(1)	(7)
Allowance for loan losses, end of period	$31	$360	$11	$402

	Three Months Ended March 31, 2014
	One- to Four-Family	Home Equity	Consumer and Other	Total
Allowance for loan losses, beginning of period	$102	$326	$25	$453
Provision for loan losses	(18)	20	2	4
Charge-offs	(43)	(24)	(5)	(72)
Recoveries	11	5	2	18
Charge-offs, net	(32)	(19)	(3)	(54)
Allowance for loan losses, end of period	$52	$327	$24	$403
The general allowance for loan losses also included a qualitative component to account for a variety of factors that present additional uncertainty that may not be fully considered in the quantitative loss model but are factors the Company believes may impact the level of credit losses. The total qualitative component was $35 million and $37 million at March 31, 2015 and December 31, 2014, respectively.
During the three months ended March 31, 2014, the Company agreed to a settlement with a third party mortgage originator specific to loans sold to the Company by this originator. A one-time payment was agreed upon to satisfy in full all pending and future repurchase requests with this specific originator. The Company applied the full amount of a payment of $11 million for the three months ended March 31, 2014 as a recovery to the allowance for loan losses, resulting in a corresponding reduction to net charge-offs as well as provision for loan losses.
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
Delinquency status is the primary measure the Company uses to evaluate the performance of loans modified as TDRs. As mentioned above, the Company classifies loans as nonperforming when they are no longer accruing interest, which includes loans that are 90 days and greater past due, TDRs that are on nonaccrual status for all classes of loans, including loans in bankruptcy, and certain junior liens that have a delinquent senior lien. The following table shows a summary of the Company’s recorded investment in TDRs that were on accrual and nonaccrual status, further disaggregated by delinquency status, in addition to the recorded investment in TDRs at March 31, 2015 and December 31, 2014 (dollars in millions):

		Nonaccrual TDRs
	Accrual TDRs(1)	Current(2)	30-89 Days Delinquent	90-179 Days Delinquent	180+ Days Delinquent	Total Recorded Investment in TDRs (3)(4)
March 31, 2015
One- to four-family	$113	$106	$30	$10	$50	$309
Home equity	120	64	17	6	18	225
Total	$233	$170	$47	$16	$68	$534
December 31, 2014
One- to four-family	$121	$111	$24	$12	$48	$316
Home equity	127	51	14	6	19	217
Total	$248	$162	$38	$18	$67	$533

(1)	Represents loans modified as TDRs that are current and have made six or more consecutive payments.

(2)	Represents loans modified as TDRs that are current but have not yet made six consecutive payments, bankruptcy loans and certain junior lien TDRs that have a delinquent senior lien.

(3)
The unpaid principal balance in one- to four-family TDRs was $306 million and $314 million at March 31, 2015 and December 31, 2014, respectively. For home equity loans, the recorded investment in TDRs represents the unpaid principal balance.

(4)
Total recorded investment in TDRs at March 31, 2015 consisted of $360 million of loans modified as TDRs and $174 million of loans that have been charged off due to bankruptcy notification. Total recorded investment in TDRs at December 31, 2014 consisted of $354 million of loans modified as TDRs and $179 million of loans that have been charged off due to bankruptcy notification.

The following table shows the average recorded investment and interest income recognized both on a cash and accrual basis for the Company’s TDRs during the three months ended March 31, 2015 and 2014 (dollars in millions):

	Average Recorded Investment		Interest Income Recognized
	Three Months Ended March 31,		Three Months Ended March 31,
	2015	2014	2015	2014
One- to four-family	$313	$1,154	$2	$8
Home equity	218	237	5	4
Total	$531	$1,391	$7	$12
The decrease in the average recorded investments of one- to four-family TDRs comparing the three months ended March 31, 2015 and 2014 was primarily due to the transfer and subsequent sale of $0.8 billion of one- to four-family loans modified as TDRs during 2014.
Included in the allowance for loan losses was a specific valuation allowance of $73 million and $66 million that was established for TDRs at March 31, 2015 and December 31, 2014, respectively. The specific allowance for these individually impaired loans represents the forecasted losses over the estimated remaining life of the loans, including the economic concessions granted to the borrowers. The following table shows detailed information related to the Company’s TDRs at March 31, 2015 and December 31, 2014 (dollars in millions):

	March 31, 2015			December 31, 2014
	Recorded Investment in TDRs	Specific Valuation Allowance	Net Investment in TDRs	Recorded Investment in TDRs	Specific Valuation Allowance	Net Investment in TDRs
With a recorded allowance:
One- to four-family	$86	$11	$75	$88	$9	$79
Home equity	$128	$62	$66	$118	$57	$61
Without a recorded allowance:(1)
One- to four-family	$223	$—	$223	$228	$—	$228
Home equity	$97	$—	$97	$99	$—	$99
Total:
One- to four-family	$309	$11	$298	$316	$9	$307
Home equity	$225	$62	$163	$217	$57	$160

(1)	Represents loans where the discounted cash flow analysis or collateral value is equal to or exceeds the recorded investment in the loan.

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
The vast majority of the Company’s loans modified as TDRs include an interest rate reduction in combination with another type of concession. The Company prioritizes the interest rate reduction modifications in combination with the following modification categories: principal forgiven, principal deferred and re-age/extension/capitalization of accrued interest. Each class is mutually exclusive in that if a modification had an interest rate reduction with principal forgiven and an extension, the modification would only be presented in the principal forgiven column in the table below. The following tables provide the number of loans, post-modification balances immediately after being modified by major class, and the financial impact of modifications during the three months ended March 31, 2015 and 2014 (dollars in millions):

	Three Months Ended March 31, 2015
		Interest Rate Reduction					Financial Impact
	Number of Loans	Principal Forgiven	Re-age/ Extension/ Interest Capitalization	Other with Interest Rate Reduction	Other(1)	Total	Pre-Modification Weighted Average Interest Rate	Post-Modification Weighted Average Interest Rate
One- to four-family	6	$—	$1	$—	$—	$1	5.9%	2.3%
Home equity	243	—	1	1	16	18	3.8%	4.5%
Total	249	$—	$2	$1	$16	$19

	Three Months Ended March 31, 2014
		Interest Rate Reduction					Financial Impact
	Number of Loans	Principal Forgiven	Re-age/ Extension/ Interest Capitalization	Other with Interest Rate Reduction	Other	Total	Pre-Modification Weighted Average Interest Rate	Post-Modification Weighted Average Interest Rate
One- to four-family	33	$1	$4	$2	$4	$11	4.8%	2.7%
Home equity	46	—	2	1	1	4	4.3%	2.0%
Total	79	$1	$6	$3	$5	$15

(1)
Includes TDRs that resulted from a loan modification program offered to a subset of borrowers with home equity lines of credit whose original loan terms provided the borrowers the option to accelerate their date of conversion to amortizing loans. As certain terms of our offer represented economic concessions, such as longer amortization periods than were in the original loan agreements, this program resulted in $14 million of TDRs during the first quarter of 2015.

The Company considers modifications that become 30 days past due to have experienced a payment default. The following table shows the recorded investment in modifications that experienced a payment default within 12 months after the modification for the three months ended March 31, 2015 and 2014 (dollars in millions):

	Three Months Ended March 31,
	2015		2014
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
One- to four-family(1)	2	$1	18	$7
Home equity(2)(3)	40	2	8	—
Total	42	$3	26	$7

(1)
For the three months ended March 31, 2015 and 2014, $0 and $2 million, respectively, of the recorded investment in one- to four-family loans that had a payment default in the trailing 12 months was classified as current.

(2)
For both the three months ended March 31, 2015 and 2014, less than $1 million of the recorded investment in home equity loans that had a payment default in the trailing 12 months was classified as current.

(3)	The vast majority of these home equity modifications during the three months ended March 31, 2015 experienced servicer transfers during this same period.
NOTE 7—ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The Company enters into derivative transactions primarily to protect against interest rate risk on the value of certain assets, liabilities and future cash flows. Cash flow hedges, which include a combination of interest rate swaps and purchased options, including caps, are used primarily to reduce the variability of future cash flows associated with existing variable-rate assets and liabilities and forecasted issuances of liabilities. Fair value hedges, which include interest rate swaps, are used to offset exposure to changes in value of certain fixed-rate assets and liabilities. Each derivative instrument is recorded on the consolidated balance sheet at fair value as a freestanding asset or liability. The following table summarizes the fair value amounts of derivatives designated as hedging instruments reported in the consolidated balance sheet at March 31, 2015 and December 31, 2014 (dollars in millions):

		Fair Value
	Notional	Asset(1)	Liability(2)	Net(3)
March 31, 2015
Interest rate contracts:
Cash flow hedges	$2,000	$14	$(30)	$(16)
Fair value hedges	1,662	2	(83)	(81)
Total derivatives designated as hedging instruments(4)	$3,662	$16	$(113)	$(97)
December 31, 2014
Interest rate contracts:
Cash flow hedges	$2,000	$23	$(24)	$(1)
Fair value hedges	1,069	1	(42)	(41)
Total derivatives designated as hedging instruments(4)	$3,069	$24	$(66)	$(42)

(1)	Reflected in the other assets line item on the consolidated balance sheet.

(2)	Reflected in the other liabilities line item on the consolidated balance sheet.

(3)	Represents derivative assets net of derivative liabilities for disclosure purposes only.

(4)	All derivatives were designated as hedging instruments at March 31, 2015 and December 31, 2014.
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
The future issuances of liabilities, including repurchase agreements, are largely dependent on the market demand and liquidity in the wholesale borrowings market. At March 31, 2015, the Company believes the forecasted issuance of all liabilities in cash flow hedge relationships is probable. However, unexpected changes in market conditions in future periods could impact the ability to issue these liabilities. The Company believes the forecasted issuance of liabilities in the form of repurchase agreements is most susceptible to an unexpected change in market conditions.
The following table summarizes the effect of interest rate contracts designated and qualifying as hedging instruments in cash flow hedges on accumulated other comprehensive loss and on the consolidated statement of income for the three months ended March 31, 2015 and 2014 (dollars in millions):

	Three Months Ended March 31,
	2015(1)	2014(1)
Losses on derivatives recognized in OCI (effective portion), net of tax	$(11)	$(16)
Losses reclassified from AOCI into earnings (effective portion), net of tax	$(16)	$(21)

(1)
The Company had cash flow hedge ineffectiveness losses of less than $1 million for both the three months ended March 31, 2015 and 2014, respectively, which are reflected in the Gains on loans and securities, net line item on the consolidated statement of income.

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
The following table shows the balance in accumulated other comprehensive loss attributable to active and discontinued cash flow hedges at March 31, 2015 and December 31, 2014 (dollars in millions):

	March 31, 2015	December 31, 2014
Accumulated other comprehensive loss balance (net of tax) related to:
Discontinued cash flow hedges	$(213)	$(227)
Active cash flow hedges	(43)	(34)
Total cash flow hedges	$(256)	$(261)
The following table shows the balance in accumulated other comprehensive loss attributable to cash flow hedges by type of hedged item at March 31, 2015 and December 31, 2014 (dollars in millions):

	March 31, 2015	December 31, 2014
Repurchase agreements	$(337)	$(341)
FHLB advances	(77)	(81)
Total balance of cash flow hedges, before tax	(414)	(422)
Tax benefit	158	161
Total balance of cash flow hedges, net of tax	$(256)	$(261)
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
The following table summarizes the effect of interest rate contracts designated and qualifying as hedging instruments in fair value hedges and related hedged items on the consolidated statement of income for the three months ended March 31, 2015 and 2014 (dollars in millions):

	Three Months Ended March 31,
	2015			2014
	Hedging Instrument	Hedged Item	Hedge Ineffectiveness(1)	Hedging Instrument	Hedged Item	Hedge Ineffectiveness(1)
Agency debentures	$(21)	$20	$(1)	$(31)	$27	$(4)
Agency mortgage-backed securities	(19)	19	—	(11)	11	—
Total gains (losses) included in earnings	$(40)	$39	$(1)	$(42)	$38	$(4)

(1)	Reflected in the gains on loans and securities, net line item on the consolidated statement of income.
NOTE 8—SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE, FHLB ADVANCES AND OTHER BORROWINGS
Securities sold under agreements to repurchase, FHLB advances and other borrowings at March 31, 2015 and December 31, 2014 are shown in the following table (dollars in millions):

		FHLB Advances and Other Borrowings
	Repurchase Agreements(1)	FHLB Advances	Other	Total	Weighted Average Interest Rate
Due within one year	$3,268	$270	$—	$3,538	0.35%
Due between one and two years	400	250	—	650	0.88%
Due between two and three years	—	400	—	400	0.43%
Thereafter	—	—	428	428	2.94%
Subtotal	3,668	920	428	5,016	0.65%
Fair value hedge adjustments	—	18	—	18
Deferred costs	—	(62)	—	(62)
Total other borrowings at March 31, 2015	$3,668	$876	$428	$4,972	0.65%
Total other borrowings at December 31, 2014	$3,672	$871	$428	$4,971	0.64%

(1)	The maximum amount at any month end for repurchase agreements was $3.8 billion and $4.9 billion for three months ended March 31, 2015 and the year ended December 31, 2014, respectively.

NOTE 9—CORPORATE DEBT
Corporate debt at March 31, 2015 and December 31, 2014 is outlined in the following table (dollars in millions):

	Face Value	Discount	Net
March 31, 2015
Interest-bearing notes:
5 3/8% Notes, due 2022	$540	$(6)	$534
4 5/8% Notes, due 2023	460	(6)	454
Total interest-bearing notes	1,000	(12)	988
Non-interest-bearing debt:
0% Convertible debentures, due 2019	37	—	37
Total corporate debt	$1,037	$(12)	$1,025

	Face Value	Discount	Net
December 31, 2014
Interest-bearing notes:
6 3/8% Notes, due 2019	$800	$(5)	$795
5 3/8% Notes, due 2022	540	(7)	533
Total interest-bearing notes	1,340	(12)	1,328
Non-interest-bearing debt:
0% Convertible debentures, due 2019	38	—	38
Total corporate debt	$1,378	$(12)	$1,366
During the first quarter of 2015, the Company issued an aggregate principal amount of $460 million in 4 5/8% Notes, due 2023. Interest is payable semi-annually and the notes may be called by the Company beginning March 15, 2018 at a premium, which declines over time. The Company used the net proceeds from the issuance of the 4 5/8% Notes, along with approximately $432 million of existing corporate cash to redeem all of the outstanding 6 3/8% Notes due 2019 including paying the associated redemption premiums of $68 million, accrued interest and related fees and expenses. This resulted in $73 million in losses on early extinguishment of debt for the quarter ended March 31, 2015.
The Company also entered into an amendment to the senior secured revolving credit facility to increase commitments thereunder by $50 million during the first quarter of 2015. There was available capacity for borrowings under the revolving credit facility of $250 million as of March 31, 2015 and the credit facility expires in November 2017. The Company has the ability to borrow against the credit facility for working capital and general corporate purposes. The credit facility contains certain maintenance covenants, including the requirement for the parent company to maintain unrestricted cash of $100 million. At March 31, 2015, there was no outstanding balance under this credit facility.

NOTE 10—ACCUMULATED OTHER COMPREHENSIVE LOSS
The following tables present after-tax changes in each component of accumulated other comprehensive loss for the three months ended March 31, 2015, and 2014 (dollars in millions):

	Available-for-sale Securities	Cash Flow Hedging Instruments	Foreign Currency Translation	Total
Beginning balance, December 31, 2014	$7	$(261)	$5	$(249)
Other comprehensive income (loss) before reclassifications	39	(11)	—	28
Amounts reclassified from accumulated other comprehensive loss	(6)	16	—	10
Net change	33	5	—	38
Ending balance, March 31, 2015	$40	$(256)	$5	$(211)

	Available-for-sale Securities	Cash Flow Hedging Instruments	Foreign Currency Translation	Total
Beginning balance, December 31, 2013	$(160)	$(298)	$5	$(453)
Other comprehensive income (loss) before reclassifications	81	(16)	—	65
Amounts reclassified from accumulated other comprehensive loss	(12)	21	—	9
Net change	69	5	—	74
Ending balance, March 31, 2014	$(91)	$(293)	$5	$(379)
The following table presents the income statement line items impacted by reclassifications out of accumulated other comprehensive loss for the three months ended March 31, 2015 and 2014 (dollars in millions):

Accumulated Other Comprehensive Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Loss		Affected Line Items in the Consolidated Statement of Income (Loss)
	Three Months Ended March 31,
	2015	2014
Available-for-sale securities:
	$10	$19	Gains on loans and securities, net
	(4)	(7)	Tax expense
	$6	$12	Reclassification into earnings, net
Cash flow hedging instruments:
	$(26)	$(35)	Operating interest expense
	10	14	Tax expense
	$(16)	$(21)	Reclassification into earnings, net

NOTE 11—EARNINGS PER SHARE
The following table presents a reconciliation of basic and diluted earnings per share (in millions, except share data and per share amounts):

	Three Months Ended March 31,
	2015	2014
Basic:
Net income	$40	$97
Basic weighted-average shares outstanding (in thousands)	289,741	288,051
Basic earnings per share	$0.14	$0.34
Diluted:
Net income	$40	$97
Basic weighted-average shares outstanding (in thousands)	289,741	288,051
Effect of dilutive securities:
Weighted-average convertible debentures (in thousands)	3,640	4,080
Weighted-average options and restricted stock issued to employees (in thousands)	1,341	1,688
Diluted weighted-average shares outstanding (in thousands)	294,722	293,819
Diluted earnings per share	$0.14	$0.33
For the three months ended March 31, 2015 and 2014, the Company excluded 0.2 million and 0.7 million shares, respectively, of stock options and restricted stock awards and units from the calculations of diluted earnings per share as the effect would have been anti-dilutive.
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

At March 31, 2015 and December 31, 2014, all of the Company’s broker-dealer subsidiaries met minimum net capital requirements. The tables below summarize the minimum excess capital requirements for the Company’s broker-dealer subsidiaries at March 31, 2015 and December 31, 2014 (dollars in millions):

	Required Net Capital	Net Capital	Excess Net Capital
March 31, 2015:
E*TRADE Clearing(1)	$179	$811	$632
E*TRADE Securities(1)(2)	—	77	77
Other broker-dealers	1	20	19
Total	$180	$908	$728
December 31, 2014:
E*TRADE Clearing(1)	$170	$795	$625
E*TRADE Securities(1)	—	459	459
Other broker-dealers	1	19	18
Total	$171	$1,273	$1,102

(1)	Elected to use the Alternative method to compute net capital. The net capital requirement was $250,000 for E*TRADE Securities for both periods presented.

(2)	E*TRADE Securities was moved from under E*TRADE Bank in February 2015 and subsequently paid a dividend of $434 million to the parent company.
Banking
E*TRADE Financial and E*TRADE Bank are subject to various regulatory capital requirements administered by federal banking agencies. Beginning on January 1, 2015, both E*TRADE Financial and E*TRADE Bank calculate regulatory capital under the Basel III framework using the Standardized Approach, subject to transition provisions. Prior to Basel III becoming effective, the risk-based capital guidelines that applied to E*TRADE Bank were based upon the 1988 capital accords of the BCBS, a committee of central banks and bank supervisors, as implemented by the U.S. Federal banking agencies, including the OCC, commonly known as Basel I. As a savings and loan holding company, E*TRADE Financial was not previously subject to specific statutory capital requirements. Under the Basel III framework, the vast majority of the Company's margin receivables qualified for 0% risk-weighting and a larger portion of the Company's deferred tax assets were included in regulatory capital, both having a favorable impact on the Company's current capital ratios. A portion of this benefit was offset as trust preferred securities are phased-out from the parent company's capital. In addition, in the first quarter of 2015, the Company made the one-time permanent election to exclude accumulated other comprehensive income from the calculation of Common Equity Tier 1 capital.
Failure to meet minimum capital requirements can trigger certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on E*TRADE Financial and E*TRADE Bank’s financial condition and results of operations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, E*TRADE Financial and E*TRADE Bank must meet specific capital guidelines that involve quantitative measures of E*TRADE Financial's and E*TRADE Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. In addition, E*TRADE Bank may not pay dividends to the parent company without approval from its regulators and any loans by E*TRADE Bank to the parent company and its other non-bank subsidiaries are subject to various quantitative, arm’s length, collateralization and other requirements. E*TRADE Financial's and E*TRADE Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.
Quantitative measures established by regulation to ensure capital adequacy require E*TRADE Financial and E*TRADE Bank to meet minimum Common equity Tier 1 capital, Tier 1 risk-based capital, Total risk-based capital, and Tier 1 leverage ratios. Events beyond management's control, such as deterioration in credit markets, could adversely affect future earnings and E*TRADE Financial's and E*TRADE Bank's ability to meet future capital requirements and, in the case of E*TRADE Bank, their ability to pay dividends to the parent company. E*TRADE Financial and E*TRADE Bank were categorized as "well capitalized" under the regulatory framework for prompt corrective action for the periods presented in the table below (dollars in millions):

	March 31, 2015(1)					December 31, 2014(1)
	Actual		Well Capitalized Minimum Capital		Excess Capital	Actual		Well Capitalized Minimum Capital		Excess Capital
	Amount	Ratio	Amount	Ratio	Amount	Amount	Ratio	Amount	Ratio	Amount
E*TRADE Bank(2)
Tier 1 leverage	$4,277	9.8%	$2,176	5.0%	$2,101	$4,548	10.6%	$2,143	5.0%	$2,405
Tier 1 risk-based capital	$4,277	42.4%	$807	8.0%	$3,470	$4,548	25.7%	$1,063	6.0%	$3,485
Total risk-based capital	$4,407	43.7%	$1,008	10.0%	$3,399	$4,772	26.9%	$1,772	10.0%	$3,000
Common equity Tier 1 capital(3)	$4,277	42.4%	$656	6.5%	$3,621	N/A	N/A	N/A	N/A	N/A

(1)
Due to the change in regulatory requirements described above, the March 31, 2015 ratios were calculated under Basel III requirements and the December 31, 2014 ratios were calculated under Basel I requirements.

(2)	E*TRADE Securities was moved from under E*TRADE Bank in February 2015.

(3)	The Basel III rule established Common Equity Tier 1 capital as a new tier of capital.

	March 31, 2015
	Actual		Well Capitalized Minimum Capital		Excess Capital
	Amount	Ratio	Amount	Ratio	Amount
E*TRADE Financial:
Tier 1 leverage	$3,681	8.4%	$2,197	5.0%	$1,484
Tier 1 risk-based capital	$3,681	35.0%	$841	8.0%	$2,840
Total risk-based capital	$4,146	39.4%	$1,052	10.0%	$3,094
Common equity Tier 1 capital	$3,681	35.0%	$684	6.5%	$2,997
NOTE 13—COMMITMENTS, CONTINGENCIES AND OTHER REGULATORY MATTERS
Legal Matters
The Company reviews our lawsuits, regulatory inquiries and other legal proceedings on an ongoing basis and provides disclosure and records loss contingencies in accordance with the loss contingencies accounting guidance. The Company establishes an accrual for losses at management's best estimate when it assesses that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Once established, the estimated liability is revised based on currently available information when an event occurs requiring an adjustment.
Litigation Matters
On October 27, 2000, Ajaxo, Inc. ("Ajaxo") filed a complaint in the Superior Court for the State of California, County of Santa Clara. Ajaxo sought damages and certain non-monetary relief for the Company’s alleged breach of a non-disclosure agreement with Ajaxo pertaining to certain wireless technology that Ajaxo offered the Company as well as damages and other relief against the Company for their alleged misappropriation of Ajaxo’s trade secrets. Following a jury trial, a judgment was entered in 2003 in favor of Ajaxo against the Company for $1 million for breach of the Ajaxo non-disclosure agreement. Although the jury found in favor of Ajaxo on its claim against the Company for misappropriation of trade secrets, the trial court subsequently denied Ajaxo’s requests for additional damages and relief. On December 21, 2005, the California Court of Appeal affirmed the above-described award against the Company for breach of the nondisclosure agreement but remanded the case to the trial court for the limited purpose of determining what, if any, additional damages Ajaxo may be entitled to as a result of the jury’s previous finding in favor of Ajaxo on its claim against the Company for misappropriation of trade secrets. Although the Company paid Ajaxo the full amount due on the above-described judgment, the case was remanded back to the trial court, and on May 30, 2008, a jury returned a verdict in favor of the Company denying all claims raised and demands for damages against the Company. Following the trial court’s entry of judgment in favor of the Company on September 5, 2008, Ajaxo filed post-trial motions for vacating this entry of judgment and requesting a new trial. The trial court denied these motions. On December 2, 2008, Ajaxo filed a notice of appeal with the Court of Appeal of the State of California for the Sixth District. On August 30, 2010, the Court of Appeal affirmed the trial court’s verdict in part and reversed the verdict in part, remanding the case. The Company petitioned the Supreme Court of California for review of the Court of Appeal decision. On December 16, 2010, the California Supreme Court denied the Company’s petition for review and remanded for further proceedings to the trial court. The testimonial phase of the third trial in this matter concluded on June 12, 2012. By order dated May 28, 2014, the Court determined to conduct a second phase of this bench trial to allow Ajaxo to attempt to prove entitlement to additional royalties. Hearings in phase two of the trial concluded January 8, 2015. Final written closing statements were submitted March 27, 2015. A decision is expected shortly. The Company will continue to defend itself vigorously.
On May 16, 2011, Droplets Inc., the holder of two patents pertaining to user interface servers, filed a complaint in the U.S. District Court for the Eastern District of Texas against E*TRADE Financial Corporation, E*TRADE Securities, E*TRADE Bank and multiple other unaffiliated financial services firms. Plaintiff contends that the defendants engaged in patent infringement under federal law. Plaintiff seeks unspecified damages and an injunction against future infringements, plus royalties, costs, interest and attorneys’ fees. On September 30, 2011, the Company and several co-defendants filed a motion to transfer the case to the Southern District of New York. Venue discovery occurred throughout December 2011. On January 1, 2012, a new judge was assigned to the case. On March 28, 2012, a change of venue was granted and the case was transferred to the United States District Court for the Southern District of New York. The Company filed its answer and counterclaim on June 13, 2012 and plaintiff moved to dismiss the counterclaim. The Court issued its order on claim construction on October 22, 2013, and by order dated January 28, 2014, the Court adopted the defendants' proposed claims construction. On March 25, 2014, the court granted plaintiff leave to amend its complaint to add a newly issued patent, but stayed all litigation pertaining to that patent until a covered business method review could be heard by the Patent and Trademark Appeals Board. The defendants' petitions for covered business method reviews were denied by the Patent and Trademark Appeals Board. The Company's motion for summary judgment on the grounds of non-infringement was granted by the U.S. District Court in a Decision and Order dated March 9, 2015. All remaining claims are stayed pending resolution of issues on Droplet's remaining patents under review by the Patent Trial and Appeal Board. The Company will continue to defend itself vigorously in this matter, both in the District Court and at the U.S. Patent Office.
Several cases have been filed nationwide involving the April 2007 leveraged buyout ("LBO") of the Tribune Company ("Tribune") by Sam Zell, and the subsequent bankruptcy of Tribune. In William Niese et al. v. A.G. Edwards et al., in Superior Court of Delaware, New Castle County, former Tribune employees and retirees claimed that Tribune was actually insolvent at the time of the LBO and that the LBO constituted a fraudulent transaction that depleted the plaintiffs’ retirement plans, rendering them worthless. E*TRADE Clearing, along with numerous other financial institutions, is a named defendant in this case. One of the defendants removed the action to federal district court in Delaware on July 1, 2011. In Deutsche Bank Trust Company Americas et al. v. Adaly Opportunity Fund et al., filed in the Supreme Court of New York, New York County on June 3, 2011, the Trustees of certain notes issued by Tribune allege wrongdoing in connection with the LBO. In particular the Trustees claim that the LBO constituted a constructive fraudulent transfer under various state laws. G1 Execution Services, LLC (formerly known as E*TRADE Capital Markets, LLC), along with numerous other financial institutions, is a named defendant in this case. In Deutsche Bank et al. v. Ohlson et al., filed in the U.S. District Court for the Northern District of Illinois, noteholders of Tribune asserted claims of constructive fraud and G1 Execution Services, LLC is a named defendant in this case. Under the agreement governing the sale of G1 Execution Services, LLC to Susquehanna, the Company remains responsible for any resulting actions taken against G1 Execution Services, LLC as a result of such investigation. In EGI-TRB LLC et al. v. ABN-AMRO et al., filed in the Circuit Court of Cook County Illinois, creditors of Tribune assert fraudulent conveyance claims against multiple shareholder defendants and E*TRADE Clearing is a named defendant in this case. These cases have been consolidated into a multi-district litigation. The Company’s time to answer or otherwise respond to the complaints has been stayed pending further orders of the Court. On September 18, 2013, the Court entered the Fifth Amended Complaint. On September 23, 2013, the Court granted the defendants’ motion to dismiss the individual creditors’ complaint. The individual creditors filed a notice of appeal. The steering committees for plaintiffs and defendants have submitted a joint plan for the next phase of litigation. The next phase of the action will involve individual motions to dismiss. On April 22, 2014, the Court issued its protocols for dismissal motions for those defendants who were "mere conduits" who facilitated the transactions at issue. The motion to dismiss Count I of the Fifth Amended Complaint for failure to state a cause of action was fully briefed on July 2, 2014, and the parties await decision on that motion. The Company will defend itself vigorously in these matters.
On April 30, 2013, a putative class action was filed by John Scranton, on behalf of himself and a class of persons similarly situated, against E*TRADE Financial Corporation and E*TRADE Securities in the Superior Court of California, County of Santa Clara, pursuant to the California procedures for a private Attorney General action. The Complaint alleged that the Company misrepresented through its website that it would always automatically exercise options that were in-the-money by $0.01 or more on expiration date. Plaintiffs allege violations of the California Unfair Competition Law, the California Consumer Remedies Act, fraud, misrepresentation, negligent misrepresentation and breach of fiduciary duty. The case has been deemed complex within the meaning of the California Rules of Court, and a case management conference was held on September 13, 2013. The Company’s demurrer and motion to strike the complaint were granted by order dated December 20, 2013. The Court granted leave to amend the complaint. A second amended complaint was filed on January 31, 2014. On March 11, 2014, the Company moved to strike and for a demurrer to the second amended complaint. On October 20, 2014, the Court sustained the Company's demurrer, dismissing four counts of the second amended complaint with prejudice and two counts without prejudice. The plaintiffs filed a third amended complaint on November 10, 2014. The Company filed a third demurrer and motion to strike on December 12, 2014. By order dated March 18, 2015, the Superior Court entered a final order sustaining the Company's demurrer on all remaining claims with prejudice. Final judgment was entered in the Company's favor on April 8, 2015. Plaintiff filed a Notice of Appeal April 27, 2015. The Company will continue to defend itself vigorously in this matter.
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
On March 26, 2015, a putative class action was filed in the U.S. District Court for the Northern District of California by Ty Rayner, on behalf of himself and all others similarly situated, naming E*TRADE Financial Corporation and E*TRADE Securities as defendants. The complaint alleges that E*TRADE breached a fiduciary duty and unjustly enriched itself in connection with the routing of its customers’ orders to various market-makers and exchanges. Plaintiff seeks unspecified damages, declaratory relief, restitution, disgorgement of payments received by the Company, and attorneys’ fees. By stipulation, the parties have agreed to extend indefinitely the due date for a response to the claim. The Company will defend itself vigorously in this matter.
In addition to the matters described above, the Company is subject to various legal proceedings and claims that arise in the normal course of business. In each pending matter, the Company contests liability or the amount of claimed damages. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases where claimants seek substantial or indeterminate damages, or where investigation or discovery have yet to be completed, the Company is unable to estimate a range of reasonably possible losses on its remaining outstanding legal proceedings; however, the Company believes any losses, both individually or in the aggregate, would not be reasonably likely to have a material adverse effect on the consolidated financial condition or results of operations of the Company.
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
During 2012, the Company completed a review of order handling practices and pricing for order flow between E*TRADE Securities and G1 Execution Services, LLC. The Company implemented changes to its practices and procedures that were recommended during the review. Banking regulators and federal securities regulators were regularly updated during the course of the review. Subsequently, on July 11, 2013, FINRA notified E*TRADE Securities and G1 Execution Services, LLC that it was conducting an examination of both firms’ order handling practices. On March 19, 2015, the Company received a Wells notice from FINRA's Market Regulation Department relating to the adequacy of E*TRADE Securities' order-routing disclosures and supervisory process for reviewing execution quality during the period covered by the Company's 2012 internal review (July 2011 - June 2012). The Company continues to cooperate fully with FINRA in this examination. Under the agreement governing the sale of G1 Execution Services, LLC to Susquehanna, the Company remains responsible for any actions taken against G1 Execution Services, LLC arising from the investigation. In the case of the review of both E*TRADE Securities and G1 Execution Services, LLC such actions could include monetary penalties and cease-and-desist orders, and could prompt claims by customers. Any of these actions could materially and adversely affect the Company’s broker-dealer businesses.
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
The Company’s equity and cost method investments are generally limited liability investments in partnerships, companies and other similar entities, including tax credit partnerships and community development entities, which are not required to be consolidated. The Company had $39 million in unfunded commitments with respect to these investments at March 31, 2015.
At March 31, 2015, the Company had approximately $29 million of certificates of deposit scheduled to mature in less than one year and $149 million of unfunded commitments to extend credit.
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
During the 30-year period prior to the redemption of the trust preferred securities, ETBH guarantees the accrued and unpaid distributions on these securities, as well as the redemption price of the securities and certain costs that may be incurred in liquidating, terminating or dissolving the trusts (all of which would otherwise be payable by the trusts). At March 31, 2015, management estimated that the maximum potential liability under this arrangement, including the current carrying value of the trusts, was equal to approximately $436 million or the total face value of these securities plus dividends, which may be unpaid at the termination of the trust arrangement.
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
The Company evaluates the performance of its segments based on the segment’s income (loss) before income taxes. Financial information for the Company’s reportable segments is presented in the following tables (dollars in millions):

	Three Months Ended March 31, 2015
	Trading and Investing	Balance Sheet Management	Corporate/ Other	Total
Net operating interest income	$165	$106	$—	$271
Total non-interest income	174	11	—	185
Total net revenue	339	117	—	456
Provision for loan losses	—	5	—	5
Total operating expense	203	36	61	300
Income (loss) before other income (expense) and income taxes	136	76	(61)	151
Total other income (expense)	—	—	(88)	(88)
Income (loss) before income taxes	$136	$76	$(149)	$63
Income tax expense				23
Net income				$40

	Three Months Ended March 31, 2014
	Trading and Investing	Balance Sheet Management	Corporate/ Other	Total
Net operating interest income	$140	$123	$—	$263
Total non-interest income	196	16	—	212
Total net revenue	336	139	—	475
Provision for loan losses	—	4	—	4
Total operating expense	195	41	54	290
Income (loss) before other income (expense) and income taxes	141	94	(54)	181
Total other income (expense)	—	—	(37)	(37)
Income (loss) before income taxes	$141	$94	$(91)	$144
Income tax expense				47
Net income				$97
Total other income (expense) included losses on early extinguishment of corporate debt of $73 million and $12 million during the three months ended March 31, 2015 and 2014, respectively. For additional information refer to Note 9—Corporate Debt.

Segment Assets

	Trading and Investing	Balance Sheet Management	Corporate/ Other(1)	Total
As of March 31, 2015	$12,122	$35,018	$(315)	$46,825
As of December 31, 2014	$12,032	$33,075	$423	$45,530

(1)	Corporate/Other category includes corporate assets and other elimination adjustments, such as a line of credit between the operating segments, not allocated to the Company's operating segments.

NOTE 15—SUBSEQUENT EVENT
In May 2015, the Company effectively settled uncertain tax positions related to the IRS examination of its 2007, 2009 and 2010 federal tax returns. As a result, the Company will recognize approximately $225 million of income tax benefit in the second quarter of 2015, the vast majority of which will increase our deferred tax assets. During the third quarter of 2009, the Company incurred a loss on the exchange of interest-bearing corporate debt for non-interest-bearing convertible debentures. The uncertain tax positions were primarily related to whether certain components of that loss were considered deductible or non-deductible for tax purposes.
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

(b)
There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2015, identified in connection with management's evaluation required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
Information in response to this item can be found under the heading "Legal Matters" in Note 13 (Commitments, Contingencies and Other Regulatory Matters) to Part I. Item 1. Consolidated Financial Statements (Unaudited) in this Quarterly Report and is incorporated by reference into this item.
ITEM 1A.    RISK FACTORS
There have been no material changes in the Company's risk factors from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit Number	Description

4.1
Third Supplemental Indenture, dated as of March 5, 2015, between E*TRADE Financial Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on March 5, 2015)

4.2	Form of 4.625% Senior Notes due 2023 (included in Exhibit 4.1)

*10.1	Amended Form of Performance Share Unit Award Agreement for Amended 2005 Equity Incentive Plan.

*31.1	Certification—Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification—Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification—Section 906 of the Sarbanes-Oxley Act of 2002

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herein.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: May 6, 2015

E*TRADE Financial Corporation (Registrant)

By	/S/ PAUL T. IDZIK
Paul T. Idzik
Chief Executive Officer
(Principal Executive Officer)

By	/S/ MATTHEW J. AUDETTE
Matthew J. Audette
Chief Financial Officer
(Principal Financial and Accounting Officer)