Form 10-Q
period 2015-06-30
E TRADE FINANCIAL Corp
filed 2015-08-05
CIK 1015780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
_____________________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
or
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
As of July 31, 2015, there were 290,306,550 shares of common stock outstanding.

E*TRADE FINANCIAL CORPORATION
FORM 10-Q QUARTERLY REPORT
For the Quarter Ended June 30, 2015

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
GLOSSARY OF TERMS
In analyzing and discussing our business, we utilize certain metrics, ratios and other terms that are defined in the Glossary of Terms, which is located at the end of this item.
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
Our brokerage business generates a significant amount of stable, low-cost deposits, which we monetize through E*TRADE Bank by investing primarily in low-risk, agency mortgage-backed securities.

Strengthen Overall Financial and Franchise Position

•	Manage down legacy investments and mitigate credit losses.
We continue to manage down the size and risks associated with our legacy loan portfolio, while mitigating credit losses where possible.

•	Continue to execute on our capital plan.
Our capital plan was laid out in 2012 with a key goal of distributing capital from E*TRADE Bank to the parent company, with the key objective of reducing corporate debt. We are now focused on utilizing excess capital created through earnings and achieving lower capital requirements at E*TRADE Bank, while continuing to demonstrate sustainability of our enterprise risk management culture and capabilities.
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

Management monitors a number of metrics in evaluating the Company’s performance. The most significant of these are shown in the table and discussed in the text below:

	Three Months Ended June 30,		Variance	Six Months Ended June 30,		Variance
	2015	2014	2015 vs. 2014	2015	2014	2015 vs. 2014
Customer Activity Metrics:
Daily average revenue trades ("DARTs")	149,448	155,194	(4)%	159,534	176,224	(9)%
Average commission per trade	$10.96	$10.72	2%	$10.95	$10.68	3%
Margin receivables (dollars in billions)	$8.1	$7.3	11%	$8.1	$7.3	11%
End of period brokerage accounts(1)	3,201,326	3,102,966	3%	3,201,326	3,102,966	3%
Net new brokerage accounts(1)	18,687	33,005	(43)%	57,403	104,907	(45)%
Annualized brokerage account attrition rate(1)	9.6%	8.6%	*	9.2%	8.0%	*
Customer assets (dollars in billions)	$302.4	$280.9	8%	$302.4	$280.9	8%
Net new brokerage assets (dollars in billions)	$0.9	$1.0	(10)%	$4.4	$5.1	(14)%
Brokerage related cash (dollars in billions)	$42.0	$40.0	5%	$42.0	$40.0	5%
Company Financial Metrics:
Corporate cash (dollars in millions)	$406	$570	(29)%	$406	$570	(29)%
E*TRADE Financial Tier 1 leverage ratio(2)	8.5%	7.5%	1.0%	8.5%	7.5%	1.0%
E*TRADE Bank Tier 1 leverage ratio(2)(3)	9.8%	10.2%	(0.4)%	9.8%	10.2%	(0.4)%
Special mention loan delinquencies (dollars in millions)	$143	$155	(8)%	$143	$155	(8)%
Allowance for loan losses (dollars in millions)	$402	$401	—%	$402	$401	—%
Enterprise net interest spread	2.50%	2.55%	(0.05)%	2.56%	2.51%	0.05%
Enterprise interest-earning assets (average dollars in billions)	$42.3	$41.4	2%	$41.7	$41.8	*

*	Percentage not meaningful.

(1)
End of period brokerage accounts, net new brokerage accounts and annualized brokerage account attrition rate include the closure of 3,484 accounts related to the escheatment of unclaimed property and 3,325 accounts related to the shutdown of the Company’s global trading platform.

(2)
Beginning in the first quarter of 2015, E*TRADE Financial and E*TRADE Bank calculate regulatory capital under the Basel III framework using the Standardized Approach, subject to transition provisions. Prior to the first quarter of 2015, the risk-based capital guidelines that applied to E*TRADE Bank were based upon the 1988 capital accords of the Basel Committee on Banking Supervision ("BCBS"), a committee of central banks and bank supervisors, as implemented by the U.S. Federal banking agencies, including the OCC, commonly known as Basel I. As a savings and loan holding company, E*TRADE Financial was not previously subject to specific statutory capital requirements. Therefore, E*TRADE Financial's Tier 1 leverage ratio as of June 30, 2014 was a non-GAAP measure and was calculated based on the Federal Reserve’s well-capitalized requirements then applicable to bank holding companies. See Liquidity and Capital Resources in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for a reconciliation of this non-GAAP measure to the comparable GAAP measure.

(3)	E*TRADE Clearing LLC ("E*TRADE Clearing") was moved out from under E*TRADE Bank in July 2015. Excluding E*TRADE Clearing as of June 30, 2015, E*TRADE Bank's Tier 1 leverage ratio was 9.3%.
Customer Activity Metrics

•	DARTs are the predominant driver of commissions revenue from our customers.

•	Average commission per trade is an indicator of changes in our customer mix, product mix and/or product pricing.

•	Margin receivables represent credit extended to customers to finance their purchases of securities by borrowing against securities they own and are a key driver of net operating interest income.

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

Company Financial Metrics

•
Corporate cash is an indicator of the liquidity at the parent company. It is the primary source of capital above and beyond the capital deployed in our regulated subsidiaries. See Liquidity and Capital Resources in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for a reconciliation of this non-GAAP measure to the comparable GAAP measure.

•
Tier 1 leverage ratio is an indication of capital adequacy for E*TRADE Financial and E*TRADE Bank. Tier 1 leverage ratio is Tier 1 capital divided by adjusted average total assets for leverage capital purposes. Beginning in the first quarter of 2015, E*TRADE Financial and E*TRADE Bank calculate regulatory capital under the Basel III framework using the Standardized Approach, subject to transition provisions. Prior to Basel III becoming effective, E*TRADE Financial capital ratios were non-GAAP measures as the parent company was not yet held to regulatory capital requirements. See Liquidity and Capital Resources in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information, including the calculation of regulatory capital ratios and a reconciliation of previously non-GAAP capital ratios to the comparable GAAP measures.

•
Special mention loan delinquencies are loans 30-89 days past due and are an indicator of the expected trend for charge-offs in future periods as these loans have a greater propensity to migrate into nonaccrual status and ultimately be charged-off.

•
Allowance for loan losses is an estimate of probable losses inherent in the loan portfolio as of the balance sheet date, as well as the forecasted losses, including economic concessions to borrowers, over the estimated remaining life of loans modified as troubled debt restructurings ("TDR").

•	Enterprise interest-earning assets, in conjunction with our enterprise net interest spread, are indicators of our ability to generate net operating interest income.
Significant Events in the Second Quarter of 2015
Generated a $220 Million Income Tax Benefit from Settlement of Internal Revenue Service ("IRS") Examination

•
In May 2015, we settled the IRS examination of our 2007, 2009 and 2010 federal tax returns. The settlement resulted in the recognition of a $220 million income tax benefit in the second quarter of 2015. The settlement also resulted in an increase in our deferred tax assets.

Completed Second Official Stress Test under Dodd-Frank

•	We completed our second annual stress test under Dodd-Frank in which E*TRADE Bank performed well under all stress scenarios, remaining above regulatory well-capitalized minimums by a healthy margin.

E*TRADE Bank and E*TRADE Securities LLC ("E*TRADE Securities") Issued $143 Million in Dividends to the Parent Company

•
We received approval from our regulators for a $92 million dividend from E*TRADE Bank to the parent company, totaling $642 million in quarterly dividends since the third quarter of 2013 and continuing to reflect significant progress in our capital plan.

•
An additional $51 million dividend was issued from E*TRADE Securities to the parent company, totaling $485 million in dividends to the parent company after E*TRADE Securities was moved out from under E*TRADE Bank in February 2015.

E*TRADE Clearing Established a $345 Million Credit Facility and Was Moved out from under E*TRADE Bank

•
E*TRADE Clearing entered into a new $345 million senior unsecured revolving credit facility as an additional source of liquidity for its operations in June 2015, bringing its total external funding available to approximately $900 million. E*TRADE Clearing was moved out from under E*TRADE Bank in July 2015.

Enhancements to Our Trading and Investing Products and Services

•	We launched the new Apple Watch app that delivers market data in an engaging and simple format and assists investors and traders in monitoring their portfolios, watchlists and the markets.

•
On our active trader platform, E*TRADE Pro, we rolled out a robust new tutorial experience, new plug and play layouts to support the unique needs of traders, as well as improvements to several other customization features. We also simplified watch-list management and charting options, and added the ability to trade tax lots across equity and options positions.

•
We revamped the retirement experience on etrade.com, creating a cleaner, simpler design, with inviting content that helps customers engage and take charge, including interactive widgets customized to each account, an account wizard that helps direct customers to the retirement account that is right for them and personalized check-lists and to-do lists for each stage of an investor’s retirement planning.

EARNINGS OVERVIEW
We generated net income of $292 million and $332 million, or $0.99 and $1.13 per diluted share, on total net revenue of $445 million and $901 million for the three and six months ended June 30, 2015, respectively. Net operating interest income remained unchanged at $267 million and increased 2% to $538 million for the three and six months ended June 30, 2015 respectively, compared to the same periods in 2014. Commissions, fees and service charges and other revenue increased 2% to $167 million and decreased 2% to $343 million for the three and six months ended June 30, 2015 respectively, compared to the same periods in 2014. Provision for loan losses decreased 75% to $3 million and 50% to $8 million for the three and six months ended June 30, 2015 respectively, compared to the same periods in 2014. Total operating expenses increased 9% to $309 million and 6% to $609 million for the three and six months ended June 30, 2015 respectively, compared to the same periods in 2014.
The following sections describe in detail the changes in key operating factors and other changes and events that affected net revenue, provision for loan losses, operating expense, other income (expense) and income tax expense (benefit).

Revenue
The components of revenue and the resulting variances are as follows (dollars in millions):

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
			2015 vs. 2014				2015 vs. 2014
	2015	2014	Amount	%	2015	2014	Amount	%
Net operating interest income	$267	$267	$—	*	$538	$530	$8	2%
Commissions	103	105	(2)	(2)%	217	233	(16)	(7)%
Fees and service charges	55	49	6	12%	107	99	8	8%
Principal transactions	—	—	—	*	—	10	(10)	*
Gains on loans and securities, net	11	7	4	57%	20	22	(2)	(9)%
Other revenues	9	10	(1)	(10)%	19	19	—	*
Total non-interest income	178	171	7	4%	363	383	(20)	(5)%
Total net revenue	$445	$438	$7	2%	$901	$913	$(12)	(1)%

*	Percentage not meaningful.
Net Operating Interest Income
Net operating interest income remained unchanged at $267 million and increased 2% to $538 million for the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014. Net operating interest income is earned primarily through investing deposits and customer payables in assets including: available-for-sale securities, held-to-maturity securities, margin receivables and real estate loans.
The following table presents enterprise average balance sheet data and enterprise income and expense data for our operations, as well as the related net interest spread, yields and rates prepared on the basis required by the SEC’s Industry Guide 3, "Statistical Disclosure by Bank Holding Companies" (dollars in millions):

	Three Months Ended June 30,
	2015			2014
	Average Balance	Operating Interest Inc./Exp.	Average Yield/Cost	Average Balance	Operating Interest Inc./Exp.	Average Yield/Cost
Enterprise interest-earning assets:
Loans(1)	$5,864	$57	3.89%	$7,416	$77	4.18%
Available-for-sale securities	13,587	66	1.93%	12,742	72	2.28%
Held-to-maturity securities	12,366	86	2.78%	11,298	82	2.91%
Margin receivables	8,118	70	3.44%	7,330	65	3.56%
Cash and equivalents	1,409	—	0.20%	1,310	1	0.15%
Segregated cash	379	—	0.15%	799	1	0.10%
Securities borrowed and other	608	31	20.41%	500	21	16.43%
Total enterprise interest-earning assets	42,331	310	2.93%	41,395	319	3.08%
Non-operating interest-earning and non-interest earning assets(2)	4,818			4,203
Total assets	$47,149			$45,598
Enterprise interest-bearing liabilities:
Deposits	$26,285	1	0.01%	$25,239	2	0.03%
Customer payables	6,576	1	0.08%	6,250	3	0.16%
Securities sold under agreements to repurchase	3,642	25	2.77%	4,010	30	2.98%
FHLB advances and other borrowings	1,306	16	4.65%	1,285	17	5.24%
Securities loaned and other	1,828	—	0.10%	1,506	—	0.03%
Total enterprise interest-bearing liabilities	39,637	43	0.43%	38,290	52	0.53%
Non-operating interest-bearing and non-interest bearing liabilities(3)	1,918			2,187
Total liabilities	41,555			40,477
Total shareholders’ equity	5,594			5,121
Total liabilities and shareholders’ equity	$47,149			$45,598
Excess of enterprise interest-earning assets over enterprise interest-bearing liabilities/Enterprise net interest income/Spread(4)	$2,694	$267	2.50%	$3,105	$267	2.55%

Enterprise net interest margin (net yield on enterprise interest-earning assets)			2.52%			2.58%
Ratio of enterprise interest-earning assets to enterprise interest-bearing liabilities			106.80%			108.11%
Return on average:(5)
Total assets			2.48%			0.61%
Total shareholders' equity			20.91%			5.40%
Average equity to average total assets			11.86%			11.23%

	Six Months Ended June 30,
	2015			2014
	Average Balance	Operating Interest Inc./Exp.	Average Yield/Cost	Average Balance	Operating Interest Inc./Exp.	Average Yield/Cost
Enterprise interest-earning assets:
Loans(1)	$6,033	$119	3.95%	$7,904	$161	4.08%
Available-for-sale securities	12,967	132	2.03%	13,115	151	2.30%
Held-to-maturity securities	12,322	174	2.82%	10,927	159	2.91%
Margin receivables	8,004	138	3.47%	7,134	127	3.60%
Cash and equivalents	1,409	1	0.19%	1,229	1	0.15%
Segregated cash	344	—	0.12%	818	1	0.10%
Securities borrowed and other	633	62	19.75%	626	38	12.24%
Total enterprise interest-earning assets	41,712	626	3.01%	41,753	638	3.06%
Non-operating interest-earning and non-interest earning assets(2)	4,908			4,235
Total assets	$46,620			$45,988
Enterprise interest-bearing liabilities:
Deposits	$25,671	3	0.02%	$25,465	4	0.03%
Customer payables	6,483	2	0.08%	6,310	5	0.16%
Securities sold under agreements to repurchase	3,685	51	2.77%	4,232	65	3.06%
FHLB advances and other borrowings	1,303	31	4.65%	1,283	34	5.26%
Securities loaned and other	1,794	1	0.12%	1,367	—	0.04%
Total enterprise interest-bearing liabilities	38,936	88	0.45%	38,657	108	0.55%
Non-operating interest-bearing and non-interest bearing liabilities(3)	2,168			2,292
Total liabilities	41,104			40,949
Total shareholders’ equity	5,516			5,039
Total liabilities and shareholders’ equity	$46,620			$45,988
Excess of enterprise interest-earning assets over enterprise interest-bearing liabilities/Enterprise net interest income/Spread(4)	$2,776	$538	2.56%	$3,096	$530	2.51%

Enterprise net interest margin (net yield on enterprise interest-earning assets)			2.58%			2.54%
Ratio of enterprise interest-earning assets to enterprise interest-bearing liabilities			107.13%			108.01%
Return on average:(5)
Total assets			1.43%			0.72%
Total shareholders' equity			12.05%			6.58%
Average equity to average total assets			11.83%			10.96%

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

(4)
Enterprise net interest spread represents the taxable equivalent rate earned on average enterprise interest-earning assets less the rate paid on average enterprise interest-bearing liabilities, excluding corporate interest-earning assets and liabilities. The taxable equivalent adjustment to reconcile to net operating interest income was less than $1 million for both the three and six months ended June 30, 2015 and 2014.

(5)
Return on average ratios are calculated using net income divided by average total assets or average total shareholders' equity. Net income for the three and six months ended June 30, 2015 includes the impact of the settlement of the IRS examination.

The fluctuation in enterprise interest-earning assets is driven primarily by changes in enterprise interest-bearing liabilities, specifically deposits and customer payables. Average enterprise interest-earning assets increased 2% to $42.3 billion and decreased slightly to $41.7 billion for the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014. The increase in average enterprise interest-earning assets for the three months ended June 30, 2015 was primarily in the held-to-maturity securities, available-for-sale securities and margin receivables categories, partially offset by a decrease in the loans and segregated cash categories, compared to the same period in 2014. The decrease for the six months ended June 30, 2015 was primarily due to decreases in loans, partially offset by increases in held-to-maturity securities and margin receivables.

Average enterprise interest-bearing liabilities increased 4% to $39.6 billion and 1% to $38.9 billion for the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014. The increases in average enterprise interest-bearing liabilities were primarily due to increases in deposits, customer payables and securities loaned and other categories, partially offset by decreases in average securities sold under agreements to repurchase.
At June 30, 2015, $14.6 billion of our customers' assets were held at third party institutions, including third party banks and money market funds. Approximately 70% of these off-balance sheet assets resulted from our deleveraging efforts completed in prior periods. We estimate the impact of our deleveraging efforts on net operating interest income at June 30, 2015 to be approximately 130 basis points based on the estimated current re-investment rates on these assets, less approximately 10 basis points of cost associated with holding these assets on our balance sheet, primarily FDIC insurance premiums. We maintain the ability to transfer the majority of these customer assets back on the balance sheet with appropriate notification to the third party institutions and customer consent, as appropriate.
Enterprise net interest spread decreased by 5 basis points to 2.50% and increased by 5 basis points to 2.56% for the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014. Enterprise net interest spread is driven by changes in average balances and average interest rates earned or paid on those balances. During the three months ended June 30, 2015, the decrease in enterprise net interest spread was driven primarily by an increase in amortization due to faster mortgage-backed securities prepayment speeds, lower rates earned on available-for-sale and held-to-maturities securities, margin receivables and the continued run-off of loans. The decrease was partially offset by increased revenue earned from our securities lending activities and lower borrowing costs due to both a decrease in the amount and a reduction in the cost of securities sold under agreements to repurchase. During the six months ended June 30, 2015, the increase in enterprise net interest spread was driven primarily by increased revenue earned from our securities lending activities, along with lower borrowing costs due to both a decrease in the amount and a reduction in the cost of securities sold under agreements to repurchase. These increases were partially offset by lower rates earned on investment securities, margin receivables and the continued run-off of loans. Enterprise net interest spread may further fluctuate based on the size and mix of the balance sheet, as well as the impact from the interest rate environment.
Commissions
Commissions revenue decreased 2% to $103 million and 7% to $217 million for the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014. The main factors that affect commissions are DARTs, average commission per trade and the number of trading days.
DART volume decreased 4% to 149,448 and 9% to 159,534 for the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014. Option-related DARTs as a percentage of total DARTs represented 23% of trading volume for both the three and six months ended June 30, 2015, compared to 23% and 22% for the same periods in 2014.
Average commission per trade increased 2% to $10.96 and 3% to $10.95 for the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014. Average commission per trade is impacted by customer mix and the different commission rates on various trade types (e.g. equities, options, fixed income, stock plan, exchange-traded funds, mutual funds, forex and cross border). Accordingly, favorable changes in customer mix and trade types impacted average commission per trade.

Fees and Service Charges
Fees and service charges increased 12% to $55 million and 8% to $107 million for the three and six months ended June 30, 2015 respectively, compared to the same periods in 2014. The table below shows the components of fees and service charges and the resulting variances (dollars in millions):

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
			2015 vs. 2014				2015 vs. 2014
	2015	2014	Amount	%	2015	2014	Amount	%
Order flow revenue	$21	$22	$(1)	(5)%	$44	$47	$(3)	(6)%
Mutual fund service fees	6	6	—	*	12	11	1	9%
Advisor management fees	7	6	1	17%	14	11	3	27%
Foreign exchange revenue	5	4	1	25%	9	8	1	13%
Reorganization fees	3	2	1	50%	5	4	1	25%
Money market funds and sweep deposits revenue(1)	6	3	3	100%	11	6	5	83%
Other fees and service charges	7	6	1	17%	12	12	—	*
Total fees and service charges	$55	$49	$6	12%	$107	$99	$8	8%

*	Percentage not meaningful.

(1)
Includes revenue earned on average customer assets held by third parties outside the Company, including money market funds and sweep deposit accounts at unaffiliated financial institutions. Fees earned on these customer assets are based on the federal funds rate or LIBOR plus a negotiated spread or other contractual arrangement with the third party institutions.

The increases in fees and services charges for the three and six months ended June 30, 2015, compared to the same periods in 2014, were primarily driven by increased money market funds and sweep deposits revenue and increased advisor management fees revenue, offset by decreased order flow revenue. The increase in money market funds and sweep deposits revenue was driven primarily by the increased balance and rate earned on customer assets in money market funds, which were $7.7 billion at June 30, 2015, compared to $6.3 billion at June 30, 2014. The increase in advisor management fees was driven by assets in managed accounts within our retirement, investing and savings products, which were $3.2 billion at June 30, 2015, compared to $2.9 billion at June 30, 2014.
Principal Transactions
There was no principal transactions revenue for the six months ended June 30, 2015, compared to $10 million for the same period in 2014. Principal transactions were derived from our market making business in which we acted as a market-maker for our brokerage customers’ orders as well as orders from third party customers. On February 10, 2014, we completed the sale of the market making business and no longer generate principal transactions revenue.
Gains on Loans and Securities, Net
The table below shows the components of gains on loans and securities, net and the resulting variances (dollars in millions):

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
			2015 vs. 2014				2015 vs. 2014
	2015	2014	Amount	%	2015	2014	Amount	%
Gains on loans, net	$—	$7	$(7)	*	$—	$7	$(7)	*
Gains on available-for-sale securities, net	8	3	5	167%	18	22	(4)	(18)%
Hedge ineffectiveness	3	(3)	6	200%	2	(7)	9	129%
Gains on securities, net	11	—	11	*	20	15	5	33%
Gains on loans and securities, net	$11	$7	$4	57%	$20	$22	$(2)	(9)%

*	Percentage not meaningful.
Gains on loans and securities, net increased 57% to $11 million and decreased 9% to $20 million for the three and six months ended June 30, 2015, compared to the same periods in 2014. During the second quarter of 2014, we recognized a gain of $7 million on the sale of one- to four-family loans modified as TDRs. Gains on loans and securities, net for the six months ended June 30, 2014 also included a $6 million gain recognized on the sale of our remaining $17 million in amortized cost of available-for-sale non-agency CMOs in the first quarter of 2014.
Provision for Loan Losses
Provision for loan losses decreased 75% to $3 million and 50% to $8 million for the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014, which reflected continued improvement in economic conditions and loan portfolio run-off. During the three months ended June 30, 2015, provision for loan losses also reflected enhancements to our modeling practices for the allowance for loan losses. The timing and magnitude of the provision for loan losses is affected by many factors and we anticipate variability, particularly as mortgage loans reach the end of their interest-only period. For additional information on management's estimate of the allowance for loan losses, see Summary of Critical Accounting Policies and Estimates in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Operating Expense
The components of operating expense and the resulting variances are as follows (dollars in millions):

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
			2015 vs. 2014				2015 vs. 2014
	2015	2014	Amount	%	2015	2014	Amount	%
Compensation and benefits	$118	$99	$19	19%	$231	$197	$34	17%
Advertising and market development	32	33	(1)	(3)%	66	67	(1)	(1)%
Clearing and servicing	25	23	2	9%	49	51	(2)	(4)%
FDIC insurance premiums	11	19	(8)	(42)%	29	43	(14)	(33)%
Professional services	26	28	(2)	(7)%	53	52	1	2%
Occupancy and equipment	22	19	3	16%	43	37	6	16%
Communications	19	18	1	6%	38	36	2	6%
Depreciation and amortization	20	20	—	*	40	41	(1)	(2)%
Amortization of other intangibles	5	6	(1)	(17)%	10	11	(1)	(9)%
Facility restructuring and other exit activities	2	1	1	100%	6	4	2	50%
Other operating expenses	29	18	11	61%	44	35	9	26%
Total operating expense	$309	$284	$25	9%	$609	$574	$35	6%

*	Percentage not meaningful.
Compensation and Benefits
Compensation and benefits increased 19% to $118 million and 17% to $231 million for the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014. The increases for the three and six months ended June 30, 2015 were primarily due to increased salaries expense driven by higher headcount and increased incentive compensation, compared to the same periods in 2014. The increases also included $6 million of executive severance costs recorded in the second quarter of 2015.
FDIC Insurance Premiums
FDIC insurance premiums decreased 42% to $11 million and 33% to $29 million for the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014. The decreases were primarily driven by rate reductions due to continued improvement and quality of our balance sheet, improving capital ratios and overall risk profile, compared to the same periods in 2014.  These drivers and the resulting decreases in FDIC insurance premiums are indications of the important progress we are making on our capital plan.
Occupancy and Equipment
Occupancy and equipment increased 16% to $22 million and 16% to $43 million for the three and six months ended June 30, 2015 respectively, compared to the same periods in 2014. The increases for the three and six months ended June 30, 2015 were due to increased software maintenance and data center facilities expenses, when compared to the same periods in 2014.

Other Operating Expenses
Other operating expenses increased 61% to $29 million and 26% to $44 million for the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014. The increases were primarily driven by a $9 million expense related to a third party contract amendment executed during the three months ended June 30, 2015.
Other Income (Expense)
Other income (expense) was $16 million and $104 million of net expense for the three and six months ended June 30, 2015, respectively, as shown in the following table (dollars in millions):

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
			2015 vs. 2014				2015 vs. 2014
	2015	2014	Amount	%	2015	2014	Amount	%
Corporate interest expense	$(15)	$(29)	$14	(48)%	$(36)	$(57)	$21	(37)%
Losses on early extinguishment of debt	—	—	—	*	(73)	(12)	(61)	508%
Equity in income (loss) of investments and other	(1)	(1)	—	*	5	2	3	150%
Total other income (expense)	$(16)	$(30)	$14	(47)%	$(104)	$(67)	$(37)	55%

*	Percentage not meaningful.
During the six months ended June 30, 2015, we issued $460 million of 4 5/8% Senior Notes and we used the net proceeds, together with $432 million of existing corporate cash, to redeem $800 million of 6 3/8% Senior Notes which resulted in a $73 million loss on early extinguishment of debt. This compares to a $12 million loss on early extinguishment of debt as a result of the early extinguishment of $100 million in repurchase agreements for the same period in 2014.
Total other income (expense) also includes corporate interest expense of $15 million and $36 million for three and six months ended June 30, 2015, respectively, compared to $29 million and $57 million for the same periods in 2014. The decrease in corporate interest expense was driven by $740 million in cumulative corporate debt reductions since the first quarter of 2014 which reduced our annual debt service cost from approximately $110 million as of June 30, 2014 to $50 million as of June 30, 2015.
Income Tax Expense (Benefit)
Income tax benefit was $175 million and $152 million for the three and six months ended June 30, 2015, respectively, compared to income tax expense of $43 million and $90 million for the same periods in 2014. The effective tax rate was (149)% and (84)% for the three and six months ended June 30, 2015, respectively, compared to 38% and 35% for the same periods in 2014.
In May 2015, we settled the IRS examination of our 2007, 2009 and 2010 federal tax returns resulting in the recognition of a $220 million income tax benefit in the second quarter of 2015. The income tax benefit resulted from the release of related reserves for uncertain tax positions, the majority of which increased our deferred tax assets. See Balance Sheet Overview in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion on deferred tax assets at June 30, 2015. During the third quarter of 2009, we incurred a loss on the exchange of $1.7 billion interest-bearing corporate debt for non-interest-bearing convertible debentures. The uncertain tax positions were primarily related to whether certain components of that loss were considered deductible or non-deductible for tax purposes. Excluding the impact of the settled IRS examination, the effective tax rate would have been 38% for both the three and six months ended June 30, 2015, calculated in the following table (dollars in millions):

	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
	Pre-tax Income	Tax Expense (Benefit)	Tax Rate	Pre-tax Income	Tax Expense	Tax Rate
Income taxes and tax rate before impact of settled IRS examination	$117	$45	38%	$180	$68	38%
Impact of settled IRS examination	—	(220)	(187)%	—	(220)	(122)%
Income taxes and tax rate as reported	$117	$(175)	(149)%	$180	$(152)	(84)%

SEGMENT RESULTS REVIEW
We report operating results in two segments: 1) trading and investing; and 2) balance sheet management. Trading and investing includes retail brokerage products and services; investor-focused banking products; and corporate services. Balance sheet management includes the management of asset allocation; loans previously originated by the Company or purchased from third parties; deposits and customer payables; and credit, liquidity and interest rate risk for the Company as described in the Risk Management section in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Costs associated with certain functions that are centrally-managed are separately reported in a corporate/other category. For more information on our segments, see Note 15—Segment Information in Item 1. Consolidated Financial Statements (Unaudited).
Trading and Investing
The following table summarizes trading and investing financial information and key customer activity metrics as of and for the three and six months ended June 30, 2015 and 2014 (dollars in millions, except for key metrics):

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
			2015 vs. 2014				2015 vs. 2014
	2015	2014	Amount	%	2015	2014	Amount	%
Net operating interest income	$178	$148	$30	20%	$343	$288	$55	19%
Commissions	103	105	(2)	(2)%	217	233	(16)	(7)%
Fees and service charges	55	48	7	15%	107	98	9	9%
Principal transactions	—	—	—	*	—	10	(10)	*
Other revenues	8	8	—	*	16	16	—	*
Total net revenue	344	309	35	11%	683	645	38	6%
Total operating expense	214	196	18	9%	417	391	26	7%
Trading and investing income	$130	$113	$17	15%	$266	$254	$12	5%

Key Customer Activity Metrics:
DARTs	149,448	155,194	(5,746)	(4)%	159,534	176,224	(16,690)	(9)%
Average commission per trade	$10.96	$10.72	$0.24	2%	$10.95	$10.68	$0.27	3%
Margin receivables (dollars in billions)	$8.1	$7.3	$0.8	11%	$8.1	$7.3	$0.8	11%
End of period brokerage accounts(1)	3,201,326	3,102,966	98,360	3%	3,201,326	3,102,966	98,360	3%
Net new brokerage accounts(1)	18,687	33,005	(14,318)	(43)%	57,403	104,907	(47,504)	(45)%
Annualized brokerage account attrition rate(1)	9.6%	8.6%	1%	*	9.2%	8.0%	1.2%	*
Customer assets (dollars in billions)	$302.4	$280.9	$21.5	8%	$302.4	$280.9	$21.5	8%
Net new brokerage assets (dollars in billions)	$0.9	$1.0	$(0.1)	(10)%	$4.4	$5.1	$(0.7)	(14)%
Brokerage related cash (dollars in billions)	$42.0	$40.0	$2.0	5%	$42.0	$40.0	$2.0	5%

*	Percentage not meaningful.

(1)
End of period brokerage accounts, net new brokerage accounts and annualized brokerage account attrition rate include the closure of 3,484 accounts related to the escheatment of unclaimed property and 3,325 accounts related to the shutdown of the Company’s global trading platform.

The trading and investing segment offers products and services to individual retail investors, generating revenue from these customer relationships and from corporate services activities. This segment currently generates four main sources of revenue: net operating interest income; commissions; fees and service charges; and other revenues. Net operating interest income is generated primarily from margin receivables and from a deposit transfer pricing arrangement with the balance sheet management segment. The balance sheet management segment utilizes deposits and customer payables and compensates the trading and investing segment via a market-based transfer pricing arrangement. This compensation is reflected in segment results as operating interest income for the trading and investing segment and operating interest expense for the balance sheet management segment, and is eliminated in consolidation. Other revenues include results from providing software and services for managing equity compensation plans from corporate customers, as we ultimately service retail investors through these corporate relationships. For the three months ended June 30, 2015 and 2014, our brokerage products contributed 78% and 79%, respectively, and our banking products contributed 22% and 21%, respectively, of total trading and investing net revenue. For the six months ended June 30, 2015 and 2014, our brokerage products contributed 79% and 80%, respectively, and our banking products contributed 21% and 20%, respectively, of total trading and investing net revenue.
Trading and investing income increased 15% to $130 million and 5% to $266 million for the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014, primarily driven by increased net operating interest income.
Margin receivables, a key driver of net operating interest income, increased by $0.8 billion to $8.1 billion as of June 30, 2015 when compared to the same period in 2014. Brokerage related cash, which is one of our most profitable sources of funding, increased by $2.0 billion to $42.0 billion as of June 30, 2015 when compared to the same period in 2014. Trading and investing net operating interest income increased 20% to $178 million and 19% to $343 million for the three and six months ended June 30, 2015, respectively, driven primarily by the growth in margin receivables, coupled with increased revenue earned on securities lending activities when compared to the same periods in 2014.
Trading and investing commissions revenue decreased 2% to $103 million and 7% to $217 million for the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014. The decrease in commissions was primarily due to a decrease in DARTs of 4% to 149,448 and 9% to 159,534 for the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014.
Trading and investing fees and service charges increased 15% to $55 million and 9% to $107 million for the three and six months ended June 30, 2015, compared to the same period in 2014. The increase in fees and services charges was driven primarily by increased money market funds and sweep deposits revenue and increased advisor management fees revenue, offset by decreased order flow revenue. The increase in money market funds and sweep deposits revenue was driven primarily by the increased balance and rate earned on customer assets in money market funds, which were $7.7 billion at June 30, 2015, compared to $6.3 billion at June 30, 2014. The increase in advisor management fees was driven by assets in managed accounts within our retirement, investing and savings products, which were $3.2 billion at June 30, 2015, compared to $2.9 billion at June 30, 2014.
There was no principal transactions revenue for the six months ended June 30, 2015, compared to $10 million for the same period in 2014. Principal transactions were derived from our market making business in which we acted as a market-maker for our brokerage customers’ orders as well as orders from third party customers. On February 10, 2014, we completed the sale of the market making business and no longer generate principal transactions revenue.
Trading and investing operating expense increased 9% to $214 million and 7% to $417 million for the three and six months ended June 30, 2015, compared to the same periods in 2014. The increases were primarily driven by a $9 million expense related to a third party contract amendment executed during the three months ended June 30, 2015. The increases were also a result of increased compensation and benefits expenses to support our strategy of accelerating the growth of the core brokerage business.
As of June 30, 2015, we had approximately 3.2 million brokerage accounts, 1.3 million stock plan accounts and 0.4 million banking accounts.

Balance Sheet Management
The following table summarizes balance sheet management financial information and key financial metrics as of and for the three and six months ended June 30, 2015 and 2014 (dollars in millions):

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
			2015 vs. 2014				2015 vs. 2014
	2015	2014	Amount	%	2015	2014	Amount	%
Net operating interest income	$88	$119	$(31)	(26)%	$194	$242	$(48)	(20)%
Fees and service charges	—	1	(1)	*	—	1	(1)	*
Gains on loans and securities, net	11	7	4	57%	20	22	(2)	(9)%
Other revenues	1	2	(1)	(50)%	3	3	—	*
Total net revenue	100	129	(29)	(22)%	217	268	(51)	(19)%
Provision for loan losses	3	12	(9)	(75)%	8	16	(8)	(50)%
Total operating expense	26	36	(10)	(28)%	62	77	(15)	(19)%
Balance sheet management income	$71	$81	$(10)	(12)%	$147	$175	$(28)	(16)%
Key Financial Metrics:
Special mention loan delinquencies	$143	$155	$(12)	(8)%	$143	$155	$(12)	(8)%
Allowance for loan losses	$402	$401	$1	—%	$402	$401	$1	—%

*	Percentage not meaningful.
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
The balance sheet management segment income decreased 12% to $71 million and 16% to $147 million for the three and six months ended June 30, 2015, compared to the same periods in 2014, primarily driven by a decrease in net operating interest income, partially offset by a decrease in provision for loan losses and total operating expense.
The balance sheet management net operating interest income decreased 26% to $88 million and 20% to $194 million for the three and six months ended June 30, 2015, compared to the same periods in 2014. The decrease for the three and six months ended June 30, 2015 was driven by the decrease in the interest earned on the loan portfolio as average loan balances decreased, partially offset by the growth in average balances of our held-to-maturity securities portfolio.
Gains on loans and securities, net increased 57% to $11 million and decreased 9% to $20 million for the three and six months ended June 30, 2015 compared to 2014. During the second quarter of 2014, we recognized a gain of $7 million on the sale of one- to four-family loans modified as TDRs. Gains on loans and securities, net for the six months ended June 30, 2014, also included a $6 million gain recognized on the sale of our remaining $17 million in amortized cost of available-for-sale non-agency CMOs in the first quarter of 2014.
Provision for loan losses decreased 75% to $3 million and 50% to $8 million for the three and six months ended June 30, 2015 respectively, compared to the same periods in 2014, which reflected continued improvement in economic conditions and loan portfolio run-off. During the three months ended June 30, 2015, provision for loan losses also reflected enhancements to our modeling practices for the allowance for loan losses. The timing and magnitude of the provision for loan losses is affected by many factors and we anticipate variability, particularly as mortgage loans reach the end of their interest-only period. For additional information on management's estimate of the allowance for loan losses, see Summary of Critical Accounting Policies and Estimates in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Total balance sheet management operating expense decreased 28% to $26 million and 19% to $62 million for the three and six months ended June 30, 2015, compared to the same periods in 2014. The decrease in operating expense for the three and six months ended June 30, 2015 resulted primarily from lower FDIC insurance premiums and reduced servicing expenses due to lower loan balances compared to the same periods in 2014.

Corporate/Other
The following table summarizes corporate/other financial information for the three and six months ended June 30, 2015, and 2014 (dollars in millions):

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
			2015 vs. 2014				2015 vs. 2014
	2015	2014	Amount	%	2015	2014	Amount	%
Total net revenue	$1	$—	$1	*	$1	$—	$1	*
Compensation and benefits	40	27	13	48%	71	51	20	39%
Professional services	13	12	1	8%	25	24	1	4%
Occupancy and equipment	3	4	(1)	(25)%	7	7	—	*
Communications	1	1	—	*	1	1	—	*
Depreciation and amortization	5	4	1	25%	9	9	—	*
Facility restructuring and other exit activities	2	1	1	100%	6	4	2	50%
Other operating expenses	5	3	2	67%	11	10	1	10%
Total operating expense	69	52	17	33%	130	106	24	23%
Operating loss	(68)	(52)	(16)	31%	(129)	(106)	(23)	22%
Total other income (expense)	(16)	(30)	14	(47)%	(104)	(67)	(37)	55%
Corporate/other loss	$(84)	$(82)	$(2)	2%	$(233)	$(173)	$(60)	35%

*	Percentage not meaningful.
The corporate/other category includes costs that are centrally-managed, technology related costs incurred to support centrally-managed functions, restructuring and other exit activities, corporate debt and corporate investments.
The corporate/other loss before income taxes was $84 million and $233 million for the three and six months ended June 30, 2015, respectively, compared to $82 million and $173 million for the same periods in 2014.
The operating loss increased 31% to $68 million and 22% to $129 million for the three and six months ended June 30, 2015, respectively compared to the same period in 2014. The increases for the three and six months ended June 30, 2015 were primarily due to increased salaries expense driven by higher headcount and increased incentive compensation, compared to the same periods in 2014. The increases also included $6 million of executive severance costs recorded in the second quarter of 2015.
During the six months ended June 30, 2015, we issued $460 million of 4 5/8% Senior Notes and we used the net proceeds together with $432 million of existing corporate cash to redeem $800 million of 6 3/8% Senior Notes which resulted in a $73 million loss on early extinguishment of debt in other income (expense). This compares to a $12 million loss on early extinguishment of debt as a result of the early extinguishment of $100 million in repurchase agreements for the same period in 2014. Total other income (expense) also includes corporate interest expense of $15 million and $36 million for three and six months ended June 30, 2015, compared to $29 million and $57 million for the same periods in 2014. The decrease in corporate interest expense was driven by $740 million in cumulative corporate debt reductions since the first quarter of 2014 which reduced our annual debt service cost from approximately $110 million as of June 30, 2014 to $50 million as of June 30, 2015.

BALANCE SHEET OVERVIEW
The following table sets forth the significant components of the consolidated balance sheet (dollars in millions):

			Variance
	June 30,	December 31,	2015 vs. 2014
	2015	2014	Amount	%
Assets:
Cash and equivalents	$1,872	$1,783	$89	5%
Segregated cash	767	555	212	38%
Securities(1)	26,157	24,636	1,521	6%
Margin receivables	8,139	7,675	464	6%
Loans receivable, net	5,252	5,979	(727)	(12)%
Investment in FHLB stock	89	88	1	1%
Other(2)	4,839	4,814	25	1%
Total assets	$47,115	$45,530	$1,585	3%
Liabilities and shareholders’ equity:
Deposits	$26,214	$24,890	$1,324	5%
Wholesale borrowings(3)	4,926	4,971	(45)	(1)%
Customer payables	6,702	6,455	247	4%
Corporate debt	1,023	1,366	(343)	(25)%
Other liabilities	2,536	2,473	63	3%
Total liabilities	41,401	40,155	1,246	3%
Shareholders’ equity	5,714	5,375	339	6%
Total liabilities and shareholders’ equity	$47,115	$45,530	$1,585	3%

(1)	Includes balance sheet line items available-for-sale and held-to-maturity securities.

(2)	Includes balance sheet line items property and equipment, net, goodwill, other intangibles, net and other assets.

(3)	Includes balance sheet line items securities sold under agreements to repurchase and FHLB advances and other borrowings.
Segregated Cash
Segregated cash increased by 38% to $767 million during the six months ended June 30, 2015. The level of cash required to be segregated under federal or other regulations, or segregated cash, is driven largely by customer cash and securities lending balances we hold as a liability in excess of the amount of margin receivables and securities borrowed balances we hold as an asset. The excess represents customer cash that we are required by our regulators to segregate for the exclusive benefit of our brokerage customers.

Securities
Available-for-sale and held-to-maturity securities are summarized as follows (dollars in millions):

			Variance
	June 30,	December 31,	2015 vs. 2014
	2015	2014	Amount	%
Available-for-sale securities:
Debt securities:
Agency residential mortgage-backed securities and CMOs	$12,797	$11,164	$1,633	15%
Other debt securities	1,037	1,191	(154)	(13)%
Total debt securities	13,834	12,355	1,479	12%
Publicly traded equity securities(1)	32	33	(1)	(3)%
Total available-for-sale securities	$13,866	$12,388	$1,478	12%
Held-to-maturity securities:
Agency residential mortgage-backed securities and CMOs	$9,548	$9,793	$(245)	(3)%
Other debt securities	2,743	2,455	288	12%
Total held-to-maturity securities	$12,291	$12,248	$43	*
Total investments in securities	$26,157	$24,636	$1,521	6%

*	Percentage not meaningful.

(1)	Publicly traded equity securities consisted of investments in a mutual fund related to the Community Reinvestment Act.
Securities represented 56% and 54% of total assets at June 30, 2015 and December 31, 2014, respectively. We classify debt securities as available-for-sale or held-to-maturity based on our investment strategy and management’s assessment of our intent and ability to hold the debt securities until maturity. The increase in total investments in securities during the six months ended June 30, 2015 was primarily due to the purchase of agency residential mortgage-backed securities and CMOs as a result of increased customer deposits and the reinvestment of funds as our loan portfolios pay down.
Loans Receivable, Net
Loans receivable, net are summarized as follows (dollars in millions):

			Variance
	June 30,	December 31,	2015 vs. 2014
	2015	2014	Amount	%
One- to four-family	$2,777	$3,060	$(283)	(9)%
Home equity	2,453	2,834	(381)	(13)%
Consumer and other	395	455	(60)	(13)%
Total loans receivable	5,625	6,349	(724)	(11)%
Unamortized premiums, net	29	34	(5)	(15)%
Allowance for loan losses	(402)	(404)	2	—%
Total loans receivable, net	$5,252	$5,979	$(727)	(12)%
Loans receivable, net decreased 12% to $5.3 billion at June 30, 2015 from $6.0 billion at December 31, 2014. We are continuing our strategy of reducing balance sheet risk through loan portfolio run-off, which we plan to do for the foreseeable future. Loan portfolio run-off is impacted by a variety of factors. During the six months ended June 30, 2015, we observed an increase in prepayment activity related to low interest rates, increasing home prices and home equity lines of credit borrowers approaching the end of their interest-only payment period. As our portfolio ages and we gather substantive performance history for loans converting from interest-only to amortizing, we will continue to assess the economic environment and the value of our portfolio in the marketplace. While it is our intention to continue to hold these loans, if the markets improve our strategy could change. For additional information on management's estimate of the allowance for loan losses, see Summary of Critical Accounting Policies and Estimates in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Other Assets
Other assets increased 1% to $4.8 billion due primarily to the increase in deferred tax assets during the six months ended June 30, 2015. In May 2015, we settled the IRS examination of our 2007, 2009 and 2010 federal tax returns resulting in the recognition of a $220 million income tax benefit in the second quarter of 2015, and increasing our deferred tax assets. This increase was partially offset by the decrease in deposits paid for securities borrowed during the six months ended June 30, 2015.
Deposits
Deposits are summarized as follows (dollars in millions):

			Variance
	June 30,	December 31,	2015 vs. 2014
	2015	2014	Amount	%
Sweep deposits	$20,692	$19,119	$1,573	8%
Complete savings deposits	3,528	3,753	(225)	(6)%
Checking deposits	1,134	1,137	(3)	*
Other money market and savings deposits	819	833	(14)	(2)%
Time deposits	41	48	(7)	(15)%
Total deposits	$26,214	$24,890	$1,324	5%

*	Percentage not meaningful.
Deposits represented 63% and 62% of total liabilities at June 30, 2015 and December 31, 2014, respectively. At June 30, 2015, 88% of our customer deposits were covered by FDIC insurance. Deposits provide the benefit of lower interest costs compared with wholesale funding alternatives.
The majority of the deposits balance, specifically sweep deposits, is included in brokerage related cash and reported as a customer activity metric of $42.0 billion and $41.1 billion at June 30, 2015 and December 31, 2014, respectively. The total brokerage related cash balance is summarized as follows (dollars in millions):

			Variance
	June 30,	December 31,	2015 vs. 2014
	2015	2014	Amount	%
Deposits	$26,214	$24,890	$1,324	5%
Less: bank related cash(1)	(5,522)	(5,771)	249	(4)%
Sweep deposits at banking subsidiaries(2)	20,692	19,119	1,573	8%
Customer payables	6,702	6,455	247	4%
Customer assets held by third parties(3)	14,603	15,520	(917)	(6)%
Total brokerage related cash(4)	$41,997	$41,094	$903	2%

(1)	Bank related cash includes complete savings deposits, checking deposits, other money market and savings deposits and time deposits.

(2)	A sweep product transfers brokerage customer balances to banking subsidiaries, which hold these funds as customer deposits in FDIC insured demand deposit and money market deposit accounts.

(3)	Customer assets held by third parties are not reflected on our consolidated balance sheet and are not immediately available for liquidity purposes.

(4)	Increases in brokerage related cash generally indicate that the use of our products and services by existing and new brokerage customers is expanding.
The components of customer assets held by third parties are as follows (dollars in millions):

			Variance
	June 30,	December 31,	2015 vs. 2014
	2015	2014	Amount	%
Money market fund	$7,665	$7,169	$496	7%
Sweep deposits at unaffiliated financial institutions	3,341	4,744	(1,403)	(30)%
Subtotal	11,006	11,913	(907)	(8)%
Municipal funds and other	3,597	3,607	(10)	*
Customer assets held by third parties	$14,603	$15,520	$(917)	(6)%

At June 30, 2015, our customers held $14.6 billion of assets at third party financial institutions, including third party banks and money market funds. Approximately 70% of these off-balance sheet assets resulted from our deleveraging efforts that we completed in prior periods.  We maintain the ability to transfer the majority of these customer assets back on the balance sheet with appropriate notification to the third party financial institutions and customer consent, as appropriate. Customer assets held by third parties included $3.3 billion and $4.7 billion of customer sweep deposits at June 30, 2015 and December 31, 2014, respectively, in the extended insurance sweep deposit account program ("ESDA") that we have in place for brokerage customers. The ESDA program utilized E*TRADE Bank in combination with additional third party program banks to allow certain customers the ability to insure at least $1,250,000 of the cash they hold in the ESDA program. During the first quarter of 2015, we converted approximately $15.1 billion of customer assets in the ESDA program to a new sweep deposit platform that enables us to more efficiently manage our balance sheet size. We utilized this platform to direct customer sweep deposits to our balance sheet during the six months ended June 30, 2015.
Wholesale Borrowings
Wholesale borrowings, which consist of securities sold under agreements to repurchase and FHLB advances and other borrowings, are summarized as follows (dollars in millions):

			Variance
	June 30,	December 31,	2015 vs. 2014
	2015	2014	Amount	%
Securities sold under agreements to repurchase	$3,617	$3,672	$(55)	(1)%
FHLB advances	920	920	—	*
Total securities sold under agreements to repurchase and FHLB advances	4,537	4,592	(55)	(1)%
Subordinated debentures	428	428	—	*
Fair value hedge adjustments and deferred costs	(39)	(49)	10	(20)%
Total wholesale borrowings	$4,926	$4,971	$(45)	(1)%

*	Percentage not meaningful.
Wholesale borrowings represented 12% of total liabilities at both June 30, 2015 and December 31, 2014. Securities sold under agreements to repurchase and FHLB advances are the primary wholesale funding sources of E*TRADE Bank. During the second half of 2015, we expect securities sold under agreements to repurchase to decrease by approximately $0.3 billion due to planned decreases in the forecasted issuances of debt.
We currently have $4.5 billion of securities sold under agreements to repurchase and FHLB advances that are scheduled to run off over the next seven years. Scheduled balances for FHLB advances and securities sold under agreements to repurchase are shown below (dollars in millions):

Date	Balance
December 31, 2015	$4,205
December 31, 2016	$3,510
December 31, 2017	$2,655
December 31, 2018	$1,940
December 31, 2019	$1,445
December 31, 2020	$1,150
December 31, 2021	$1,050
December 31, 2022	$—
While these sources of funding are more expensive than other sources available to us, such as customer deposits, the estimated pre-tax cost to eliminate these obligations as of June 30, 2015 would be approximately $0.4 billion. Our intent remains to replace wholesale borrowings with customer deposits as the planned decreases in the forecasted issuances of wholesale borrowings occur; however, as we continue to execute on our capital plan and consider the best uses of excess capital, our intent could change. For additional information on our use of hedge accounting, see Note 7—Accounting for Derivative Instruments and Hedging Activities in Item 1. Consolidated Financial Statements (Unaudited).

Corporate Debt
Corporate debt by type is shown as follows (dollars in millions):

	Face Value	Discount	Net
June 30, 2015
Interest-bearing notes:
5 3/8% Notes, due 2022	$540	$(6)	$534
4 5/8% Notes, due 2023	460	(6)	454
Total interest-bearing notes	1,000	(12)	988
Non-interest-bearing debt:
0% Convertible debentures, due 2019	35	—	35
Total corporate debt	$1,035	$(12)	$1,023

	Face Value	Discount	Net
December 31, 2014
Interest-bearing notes:
6 3/8% Notes, due 2019	$800	$(5)	$795
5 3/8% Notes, due 2022	540	(7)	533
Total interest-bearing notes	1,340	(12)	1,328
Non-interest-bearing debt:
0% Convertible debentures, due 2019	38	—	38
Total corporate debt	$1,378	$(12)	$1,366
During the first quarter of 2015, we issued an aggregate principal amount of $460 million in 4 5/8% Notes, due 2023. We used the net proceeds from the issuance of the 4 5/8% Notes, along with $432 million of existing corporate cash, to redeem all of the outstanding 6 3/8% Notes due 2019.
Shareholders’ Equity
The activity in shareholders’ equity during the six months ended June 30, 2015 is summarized as follows (dollars in millions):

	Common Stock / Additional Paid-In Capital	Accumulated Deficit / Other Comprehensive Loss	Total
Beginning balance, December 31, 2014	$7,353	$(1,978)	$5,375
Net income	—	332	332
Net change from available-for-sale securities	—	(31)	(31)
Net change from cash flow hedging instruments	—	27	27
Other(1)	11	—	11
Ending balance, June 30, 2015	$7,364	$(1,650)	$5,714

(1)	Other includes employee share-based compensation and conversions of convertible debentures.
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
Management believes the following are the key sources of liquidity that impact our ability to meet our liquidity needs: corporate cash, bank cash, deposits, securities lending, customer payables, unused FHLB borrowing capacity, E*TRADE Clearing's liquidity lines and the revolving credit facility at the parent company.
Consolidated Cash and Equivalents
The consolidated cash and equivalents balance increased by $89 million to $1.9 billion at June 30, 2015 when compared to December 31, 2014. The majority of this balance was cash held in regulated subsidiaries, primarily E*TRADE Bank, outlined as follows (dollars in millions):

	June 30,	December 31,	June 30,
	2015	2014	2014
Corporate cash	$406	$233	$570
Bank cash(1)	1,330	1,523	1,215
E*TRADE Securities	111	N/A	N/A
International brokerage and other cash	25	27	22
Total consolidated cash and equivalents	$1,872	$1,783	$1,807

(1)
E*TRADE Securities was moved out from under E*TRADE Bank effective February 1, 2015. Bank cash included $529 million and $404 million of cash held by E*TRADE Securities at December 31, 2014 and June 30, 2014, respectively. At June 30, 2015, December 31, 2014 and June 30, 2014, bank cash included $285 million, $235 million and $253 million, respectively, of cash held by E*TRADE Clearing, which is a broker-dealer subsidiary of E*TRADE Bank. E*TRADE Clearing was moved out from under E*TRADE Bank effective July 1, 2015.

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
Corporate cash ended the second quarter of 2015 at $406 million, up from $233 million at December 31, 2014. Corporate cash included dividends of $167 million from E*TRADE Bank and $485 million from E*TRADE Securities to the parent company during the first six months of 2015. We used $432 million of corporate cash along with the net proceeds from the issuance of $460 million of corporate debt to redeem $800 million in aggregate principal amount of our higher cost corporate debt during the first quarter of 2015. This transaction decreased our annual debt service costs from $80 million to $50 million and reduced our total corporate debt to $1.0 billion. We target corporate cash to cover at least two times our scheduled annual corporate debt service payments and scheduled maturities over the next 12 months. As such, our target is approximately $100 million as we do not have any corporate debt with scheduled maturities in the next 12 months.
The senior secured revolving credit facility enhances our ability to meet liquidity needs at the parent company. During the first quarter of 2015, we increased our revolving credit facility at the parent company by an additional $50 million to a total available line of credit of $250 million. We have the ability to borrow against this revolving credit facility for working capital and general corporate purposes. Our revolving credit facility contains certain maintenance covenants, including the requirement for the parent company to maintain unrestricted cash of at least $100 million. At June 30, 2015, there was no outstanding balance under this credit facility. Additionally, the parent company had $784 million in net deferred tax assets at June 30, 2015, which will ultimately become sources of corporate cash as the parent company’s subsidiaries reimburse the parent company for the use of its deferred tax assets.
Deposits
Management believes that within deposits, sweep deposits are of particular importance as they are the most stable source of liquidity for E*TRADE Bank when compared to non-sweep deposits. While in recent periods we have transferred customer sweep deposits to third party banks that participate in our ESDA program as well as to third party money market funds, we maintain the ability to transfer the majority of these off-balance sheet deposits back to E*TRADE Bank with appropriate notification to the third party financial institutions and customer consent, as appropriate. During the first quarter of 2015, we converted approximately $15.1 billion of customer assets in the ESDA program to a new sweep deposit platform that enables us to more efficiently manage our balance sheet size. We utilized this platform to direct customer sweep deposits to our balance sheet during the six months ended June 30, 2015. We also have the ability to generate liquidity in the form of additional deposits by raising the yield on our customer deposit products.
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
Other Sources of Liquidity
We rely on borrowed funds, from sources such as securities sold under agreements to repurchase and FHLB advances, to provide liquidity for E*TRADE Bank. Our ability to borrow these funds is dependent upon the continued availability of funding in the wholesale borrowings market. In addition, we can borrow from the Federal Reserve Bank’s discount window to meet short-term liquidity requirements, although it is not viewed as a primary source of funding. At June 30, 2015, E*TRADE Bank had approximately $2.4 billion and $0.9 billion in additional collateralized borrowing capacity with the FHLB and the Federal Reserve Bank, respectively.
We have historically relied on securities lending, customer payables, a line of credit with E*TRADE Bank and committed and uncommitted lines of credit with unaffiliated banks to provide liquidity and finance margin lending at E*TRADE Clearing. In anticipation of the move of E*TRADE Clearing out from under E*TRADE Bank, during the second quarter of 2015, we focused on bolstering E*TRADE Clearing’s liquidity and capital position. E*TRADE Clearing maintains secured committed lines of credit with two unaffiliated banks, aggregating to $175 million at June 30, 2015, that are scheduled to mature in June 2016. It also maintains $375 million secured uncommitted lines of credit with several unaffiliated banks. E*TRADE Clearing recently entered into a new $345 million senior unsecured revolving credit facility, which brought its total liquidity lines to approximately $900 million. There were no outstanding balances for these lines at June 30, 2015. To further enhance the capital and liquidity position, E*TRADE Bank contributed $150 million of capital to E*TRADE Clearing in June 2015.
Capital Resources
Executing on our capital plan remains a priority for us. We submitted an initial capital plan to the OCC and Federal Reserve in 2012 and have subsequently updated the plan annually. The plan includes our five-year business strategy; forecasts of our business results and capital ratios; capital distribution plans in current and adverse operating conditions; and internally developed stress tests. We believe we have made important progress since we laid out our capital plan, as evidenced by:

•	$642 million in quarterly dividends that our regulators approved from E*TRADE Bank since 2013, including $167 million during the six months ended June 30, 2015;

•	regulatory approval to operate E*TRADE Bank at a 9.0% Tier 1 leverage ratio; and

•	the decline in FDIC insurance premiums.
We also received regulatory approval to move our U.S. broker-dealers, E*TRADE Securities and E*TRADE Clearing, out from under E*TRADE Bank. E*TRADE Securities was moved out from under E*TRADE Bank in February 2015 and subsequently paid dividends of $485 million to the parent company. E*TRADE Clearing was moved out from under E*TRADE Bank in July 2015, after bolstering its standalone capital and liquidity levels. See the Other Sources of Liquidity section above for more information. The revised organizational structure provides increased capital flexibility as it enables us to dividend excess regulatory capital at our broker-dealers to the parent company. In addition, we plan to request regulatory approval to issue a dividend each quarter equivalent to E*TRADE Bank's net income from the previous quarter.
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
Several elements of the final rule had a meaningful impact to us. The vast majority of our margin receivables qualified for 0% risk-weighting and we included a larger portion of our deferred tax assets in regulatory capital, both having a favorable impact on our current capital ratios. A portion of this benefit was offset as we are phasing out trust preferred securities from the parent company's capital. In addition, in the first quarter of 2015 we made the one-time permanent election to exclude accumulated other comprehensive income ("AOCI") from the calculation of Common Equity Tier 1 capital.

At June 30, 2015, our regulatory capital ratios for E*TRADE Bank were well above the minimum ratios required to be "well capitalized." E*TRADE Bank's capital ratios are calculated as follows (dollars in millions):

	June 30,	December 31,	June 30,
	2015(1)	2014(1)	2014(1)
E*TRADE Bank shareholders’ equity(2)	$4,146	$6,102	$5,974
Deduct:
Losses in other comprehensive income on available-for-sale debt securities and cash flow hedges, net of tax	(258)	(255)	(300)
Goodwill and other intangible assets, net of deferred tax liabilities	38	1,467	1,500
Disallowed deferred tax assets	82	342	450
E*TRADE Bank Tier 1 capital/Common Equity Tier 1 capital(2)(3)	4,284	4,548	4,324
Add:
Allowable allowance for loan losses	123	224	221
E*TRADE Bank total capital(2)	$4,407	$4,772	$4,545

E*TRADE Bank average/total assets(2)(4)	$44,021	$44,672	$44,517
Deduct:
Disallowed deferred tax assets	82	342	450
Goodwill and other intangible assets, net of deferred tax liabilities	38	1,467	1,500
Other	—	(13)	(26)
E*TRADE Bank adjusted average/total assets for leverage capital purposes(1)	$43,901	$42,876	$42,593

E*TRADE Bank total risk-weighted assets(2)(5)	$9,444	$17,717	$17,502

E*TRADE Bank Tier 1 leverage ratio (Tier 1 capital / Adjusted total assets for leverage capital purposes)(2)(6)	9.8%	10.6%	10.2%
E*TRADE Bank Tier 1 capital / Total risk-weighted assets(2)	45.4%	25.7%	24.7%
E*TRADE Bank total capital / Total risk-weighted assets(2)	46.7%	26.9%	26.0%
E*TRADE Bank Common Equity Tier 1 capital(3) / Total risk-weighted assets(2)	45.4%	N/A	N/A

(1)	Due to the change in regulatory requirements described above, the 2015 ratios were calculated under Basel III requirements and the 2014 ratios were calculated under Basel I requirements.

(2)	Amounts presented for E*TRADE Bank in 2015 exclude E*TRADE Securities as of February 1, 2015, the date the subsidiary was transferred out from under E*TRADE Bank.

(3)
Common Equity Tier 1 capital under Basel III replaced Tier 1 common capital. Prior to Basel III becoming effective, E*TRADE Bank’s Tier 1 common ratio was a non-GAAP measure that management believes is an important measure of capital strength. E*TRADE Bank's Tier 1 common ratio was 25.7% and 24.7% as of December 31, 2014 and June 30, 2014, respectively.

(4)
As of June 30, 2015, E*TRADE Bank’s Tier 1 Leverage ratio was calculated using average total assets. Prior to Basel III becoming effective for E*TRADE Bank, E*TRADE Bank’s Tier 1 Leverage ratio was calculated using end of period total assets.

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

(6)	E*TRADE Clearing was moved out from under E*TRADE Bank in July 2015. Excluding E*TRADE Clearing as of June 30, 2015, E*TRADE Bank's Tier 1 leverage ratio was 9.3%.

At June 30, 2015, our regulatory capital ratios for E*TRADE Financial were well above the minimum ratios required to be "well capitalized." E*TRADE Financial's capital ratios are calculated as follows (dollars in millions):
.

	June 30,	December 31,	June 30,
	2015(1)	2014(1)	2014(1)
E*TRADE Financial shareholders’ equity	$5,714	$5,375	$5,188
Deduct:
Losses in other comprehensive income on available-for-sale debt securities and cash flow hedges, net of tax	(259)	(255)	(300)
Goodwill and other intangible assets, net of deferred tax liabilities	1,441	1,592	1,626
Disallowed deferred tax assets	827	1,008	1,097
Other(2)	(108)	—	—
E*TRADE Financial Common Equity Tier 1 capital(3)	3,813	3,030	2,765
Add:
Qualifying restricted core capital elements (trust preferred securities)(2)	—	433	433
E*TRADE Financial Tier 1 capital	3,813	3,463	3,198
Add:
Allowable allowance for loan losses	136	223	221
Non-qualifying capital instruments subject to phase-out (trust preferred securities)(2)	325	—	—
E*TRADE Financial total capital	$4,274	$3,686	$3,419

E*TRADE Financial average total assets	$47,133	$45,445	$45,598
Deduct:
Goodwill and other intangible assets, net of deferred tax liabilities	1,441	1,592	1,626
Disallowed deferred tax assets	827	1,008	1,097
Other(2)	(108)	—	—
E*TRADE Financial adjusted average total assets for leverage capital purposes	$44,973	$42,845	$42,875

E*TRADE Financial total risk-weighted assets(4)	$10,103	$17,683	$17,510

E*TRADE Financial Tier 1 leverage ratio (Tier 1 capital / Adjusted average total assets for leverage capital purposes)	8.5%	8.1%	7.5%
E*TRADE Financial Tier 1 capital / Total risk-weighted assets	37.7%	19.6%	18.3%
E*TRADE Financial total capital / Total risk-weighted assets	42.3%	20.8%	19.5%
E*TRADE Financial Common Equity Tier 1 capital(3) / Total risk-weighted assets	37.7%	N/A	N/A

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

(2)
As a result of applying the transition provisions under Basel III, the Company included 25% of the trust preferred securities ("TRUPs") in the calculation of E*TRADE Financial’s Tier 1 capital and 75% of the TRUPs in the calculation of E*TRADE Financial’s total capital. Prior to Basel III becoming effective for E*TRADE Financial, the Company included 100% of the TRUPs in E*TRADE Financial’s Tier 1 capital due to the regulatory agencies’ delay in the implementation of the TRUPs phase-out until January 1, 2015.

(3)	Common Equity Tier 1 capital under Basel III replaced Tier 1 common capital. E*TRADE Financial's Tier 1 common ratio was 17.1% and 15.8% as of December 31, 2014 and June 30, 2014, respectively.

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

Broker-Dealer Capital Requirements
Our broker-dealer subsidiaries are subject to capital requirements determined by their respective regulators. At June 30, 2015, all of our brokerage subsidiaries met their minimum net capital requirements, ending the period with excess net capital of $865 million.
As E*TRADE Clearing is a subsidiary of E*TRADE Bank, the $792 million of excess net capital at E*TRADE Clearing was also included in the capital of E*TRADE Bank at June 30, 2015. E*TRADE Clearing was moved out from under E*TRADE Bank in July 2015. Prior to this move, E*TRADE Bank contributed $150 million of capital to E*TRADE Clearing in June 2015.

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
Under the OCC stress test regulations, E*TRADE Bank is required to conduct stress testing using the prescribed stress-testing methodologies. E*TRADE Bank submitted the results of its second annual stress test prior to March 31, 2015, as required. In the second quarter of 2015 we received feedback from the OCC on our stress test submission, noting the high level result that we remained well above the regulatory well-capitalized levels for all capital ratios across all scenarios. We are satisfied with the feedback around our stress testing process, approach and methodologies.
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
RISK MANAGEMENT
As a financial services company, our business exposes us to certain risks. The identification, mitigation and management of existing and potential risks are keys to effective enterprise risk management. There are certain risks that are inherent to our business (e.g. execution of transactions) whereas other risks will present themselves through the conduct of that business. We seek to monitor and manage our significant risk exposures through a set of board approved limits as well as Key Risk Indicators or metrics. We have in place a governance framework that regularly reports metrics, major risks and exposures to senior management and the Board of Directors. In 2015, we will continue to demonstrate the sustainability of our risk management culture and capabilities. As of June 1, 2014, our risk management framework became required to satisfy the risk committee requirement for publicly traded bank holding companies with total consolidated assets of greater than $10 billion and less than $50 billion, contained in the Federal Reserve’s enhanced prudential standards for bank holding companies and foreign banking organizations. Our framework, as described below, is in compliance with all applicable requirements.
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

•
Interest Rate Risk—the risk to earnings or capital arising from movements in interest rates. This includes convexity risk, which arises primarily from the mortgage holders' option to prepay their mortgages and deposit holders' option to withdraw their deposits.

•	Liquidity Risk—the potential inability to meet contractual and contingent financial obligations either on- or off-balance sheet, as they come due.

•	Market Risk—the risk that asset values or income streams will be adversely affected by changes in market conditions.

•	Operational Risk—the risk of loss due to failure of people, processes and systems, or damage to physical assets caused by unexpected events.

•	Strategic Risk—the risk of loss of market size, market share or margin in any business, leading to lost revenues and potentially significant reductions to net income.

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

For additional information about our interest rate risk, see Item 3. Quantitative and Qualitative Disclosures about Market Risk. For additional information on liquidity risk, see Liquidity and Capital Resources in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Market risk, operational risk, strategic risk, reputational risk and legal, regulatory and compliance risk and the management of risk are more fully described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2014. We are also subject to other risks that could impact our business, financial condition, results of operations or cash flows in future periods. See Item 1A. Risk Factors in the Annual Report on Form 10-K for the year ended December 31, 2014.
Credit Risk Management
Credit risk is the risk of loss arising from the inability or failure of a borrower or counterparty to meet its credit obligations. We are exposed to credit risk in the following areas:

•
We hold credit risk exposure in our loan portfolio. We are not currently originating or purchasing loans, and we are continuing our strategy of reducing balance sheet risk through loan portfolio run-off.

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
Loss Mitigation on the Loan Portfolio
Our credit risk operations team focuses on the mitigation of potential losses in the loan portfolio. Through a variety of strategies, including voluntary line closures, automatically freezing lines on all delinquent accounts, and freezing lines on loans with materially reduced home equity, we reduced our exposure to open home equity lines from a high of over $7 billion in 2007 to $110 million at June 30, 2015.

We have loan modification programs that focus on the mitigation of potential losses in the one- to four- family and home equity mortgage loan portfolio by targeting borrowers experiencing financial difficulties. During the six months ended June 30, 2015 and 2014, we modified $8 million and $13 million, respectively, of one- to four-family loans and $6 million and $10 million, respectively, of home equity loans, under these programs in which the modifications were considered TDRs. We also recently offered a loan modification program to a subset of borrowers with home equity lines of credit whose original loan terms provided the borrowers the option to accelerate their date of conversion to amortizing loans. As certain terms of our offer represented economic concessions, such as longer amortization periods than were in the original loan agreements, this program resulted in $14 million of TDRs and $44 million of modifications not classified as TDRs during the first quarter of 2015. Loan modification volume may increase in future periods to mitigate potential losses as the volume of mortgage loans reaching the end of their interest-only period increases.
We also process minor modifications on a number of loans through traditional collections actions taken in the normal course of servicing delinquent accounts. Minor modifications resulting in an insignificant delay in the timing of payments are not considered economic concessions and therefore are not classified as TDRs. At June 30, 2015 and December 31, 2014, we had $23 million and $25 million, respectively, of mortgage loans with minor modifications that were not considered TDRs. Approximately 10% and 5% of these loans were classified as nonperforming at June 30, 2015 and December 31, 2014, respectively. We currently do not have any active loan modification program for consumer and other loans.
Currently, our entire loans receivable portfolio is serviced by other companies. To reduce vendor operational and regulatory risk, we have an initiative to assess our servicing relationships and, where appropriate, consolidate loan servicing or transfer certain mortgage loans to servicers that specialize in managing troubled assets. During the three and six months ended June 30, 2015, we completed servicer transfers of $0.2 billion and $1.1 billion, respectively, of mortgage loans as a result of this initiative. At June 30, 2015, $3.6 billion gross unpaid principal balance of our mortgage loans were held at servicers that specialize in managing troubled assets. We believe this initiative has improved and will continue to improve the credit performance of the loans transferred compared to the expected credit performance of these same loans if they had not been transferred.
We continue to review the mortgage loan portfolio in order to identify loans to be repurchased by the originator; however, we consider this effort to be substantially complete. Our review has primarily focused on identifying loans with violations of transaction representations and warranties or material misrepresentation on the part of the seller. Any loans identified with these deficiencies are submitted to the original seller for repurchase. During the six months ended June 30, 2015 and 2014, we received one-time payments of $2 million and $11 million, respectively, from certain third party mortgage originators to satisfy in full all pending and future repurchase requests with them. We recognized these settlements as recoveries to the allowance for loan losses, resulting in a corresponding reduction to net charge-offs as well as our provision for loan losses. Approximately $4 million of loans were repurchased by or settled with the original sellers during the six months ended June 30, 2015, for a total of $461 million of loans that were repurchased, including global settlements, since we actively started reviewing our purchased loan portfolio beginning in 2008.
CONCENTRATIONS OF CREDIT RISK
Loans
One- to four-family loans include interest-only loans for a five to ten year period, followed by an amortizing period ranging from 20 to 25 years. At June 30, 2015, 40% of our one- to four-family portfolio were not yet amortizing. However, during the trailing twelve months ended June 30, 2015, approximately 17% of these borrowers made voluntary annual principal payments of at least $2,500 and slightly over a third of those borrowers made voluntary annual principal payments of at least $10,000.
The home equity loan portfolio is primarily second lien loans on residential real estate properties, which have a higher level of credit risk than first lien mortgage loans. Approximately 13% of the home equity loan portfolio was in the first lien position and we held both the first and second lien positions in less than 1% of the home equity loan portfolio at June 30, 2015. The home equity loan portfolio consisted of approximately 18% of home equity installment loans and approximately 82% of home equity lines of credit at June 30, 2015.
Home equity installment loans are primarily fixed rate and fixed term, fully amortizing loans that do not offer the option of an interest-only payment. The majority of home equity lines of credit convert to amortizing loans at the end of the draw period, which typically ranges from five to ten years. Approximately 6% of this portfolio will require the borrowers to repay the loan in full at the end of the draw period, commonly referred to as "balloon loans." At June 30, 2015, 72% of the home equity line of credit portfolio had not converted from the interest-only draw period and had not begun amortizing. However, during the trailing twelve months ended June 30, 2015, approximately 40% of these borrowers made annual principal payments of at least $500 on their home equity lines of credit and slightly under half of those borrowers reduced their principal balance by at least $2,500.

The following table outlines when one- to four-family and home equity lines of credit convert to amortizing by percentage of the one- to four-family and home equity line of credit portfolios, respectively, at June 30, 2015:

Period of Conversion to Amortizing Loan	% of One- to Four-Family Portfolio	% of Home Equity Line of Credit Portfolio
Already amortizing	60%	28%
Through December 31, 2015	2%	14%
Year ending December 31, 2016	16%	43%
Year ending December 31, 2017	22%	14%
Year ending December 31, 2018 or later	—%	1%
We track and review factors to predict and monitor credit risk in the mortgage loan portfolio on an ongoing basis. These factors include: loan type, estimated current LTV/CLTV ratios, delinquency history, borrowers’ current credit scores, housing prices, loan vintage and geographic location of the property. We believe the LTV/CLTV ratios and credit scores are the key factors in determining future loan performance. The factors are updated on at least a quarterly basis. For the consumer and other loan portfolio, we track and review delinquency status to predict and monitor credit risk on at least a quarterly basis.
The following tables show the distribution of the mortgage loan portfolios by credit risk factor at June 30, 2015 and December 31, 2014 (dollars in millions):

	One- to Four-Family		Home Equity
Current LTV/CLTV (1)	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
<=80%	$1,604	$1,757	$936	$1,081
80%-100%	703	807	621	755
100%-120%	297	311	492	557
>120%	173	185	404	441
Total mortgage loans receivable	$2,777	$3,060	$2,453	$2,834
Average estimated current LTV/CLTV (2)	79%	79%	93%	92%
Average LTV/CLTV at loan origination (3)	71%	71%	81%	80%

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

	One- to Four-Family		Home Equity
Current FICO (1)	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
>=720	$1,583	$1,734	$1,286	$1,487
719 - 700	264	296	252	292
699 - 680	225	260	212	238
679 - 660	182	197	168	203
659 - 620	211	237	230	258
<620	312	336	305	356
Total mortgage loans receivable	$2,777	$3,060	$2,453	$2,834

(1)
FICO scores are updated on a quarterly basis; however, there were approximately $43 million and $49 million of one- to four-family loans at June 30, 2015 and December 31, 2014, respectively, and $3 million and $4 million of home equity loans, respectively, for which the updated FICO scores were not available. For these loans, the current FICO distribution included the most recent FICO scores where available, otherwise the original FICO score was used.

The average age of our mortgage loans receivable was 9.4 and 8.9 years at June 30, 2015 and December 31, 2014, respectively. Approximately 38% of our mortgage loans receivable were concentrated in California at both June 30, 2015 and

December 31, 2014. No other state had concentrations of mortgage loans that represented 10% or more of our mortgage loans receivable at June 30, 2015 and December 31, 2014.
Allowance for Loan Losses
The allowance for loan losses is management’s estimate of probable losses inherent in the loan portfolio at the balance sheet date, as well as the forecasted losses, including economic concessions to borrowers, over the estimated remaining life of loans modified as TDRs. The general allowance for loan losses includes a qualitative component to account for a variety of factors that present additional uncertainty that may not be fully considered in the quantitative loss model but are factors we believe may impact the level of credit losses. For additional information on management's estimate of the allowance for loan losses, see Summary of Critical Accounting Policies and Estimates in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following table presents the allowance for loan losses by loan portfolio at June 30, 2015 and December 31, 2014 (dollars in millions):

	One- to Four-Family		Home Equity		Consumer and Other		Total
	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
General reserve:
Quantitative component	$35	$11	$278	$281	$8	$9	$321	$301
Qualitative component	2	7	11	29	—	1	13	37
Specific valuation allowance	12	9	56	57	—	—	68	66
Total allowance for loan losses	$49	$27	$345	$367	$8	$10	$402	$404
Allowance as a % of loans receivable(1)	1.8%	0.9%	14.0%	12.9%	2.0%	2.1%	7.1%	6.3%

(1)	Allowance as a percentage of loans receivable is calculated based on the gross loans receivable including net unamortized premiums for each respective category.
During the three months ended June 30, 2015, we enhanced our modeling practices for forecasting loan losses for our one- to four-family and home equity loan portfolios. We implemented a new loss forecasting model; however, there were no material changes in assumptions and methodologies in the new model and the implementation did not have a material impact on our allowance for loan losses as of June 30, 2015. The implementation process triggered a re-evaluation of the time period of forecasted loan losses included in the general allowance. Based on our review of recent loan performance, current economic conditions and their impact on borrower behavior, we extended the loss emergence period from 12 months to 18 months for both portfolios. The extended emergence period resulted in approximately $40 million of additional allowance for loan losses as of June 30, 2015. For the one- to four-family loan portfolio, we also enhanced our quantitative allowance methodology during the three months ended June 30, 2015 to identify higher risk interest-only loans and extended the period of our forecasted loan losses captured within the general allowance to include the total probable loss over the remaining life on a subset of this portfolio. These changes largely offset both of the following:

•
better than expected loan performance, as evidenced by favorable delinquency trends, faster prepayments across the portfolios and lower than expected defaults on balloon loans maturing during the quarter; and

•	the resolution of uncertainties related to servicer transfers, which drove the majority of the decrease in the qualitative component.
Troubled Debt Restructurings
TDRs include two categories of loans: (1) loan modifications completed under our loss mitigation programs in which economic concessions were granted to borrowers experiencing financial difficulty, and (2) loans that have been charged-off based on the estimated current value of the underlying property less estimated selling costs due to bankruptcy notification even if the loan has not been modified under the Company’s programs. The following table shows total TDRs by category at June 30, 2015 and December 31, 2014 (dollars in millions):

	Loans Modified as TDRs(1)	Bankruptcy Loans	Total TDRs
June 30, 2015
One- to four-family	$179	$125	$304
Home equity	173	43	216
Total	$352	$168	$520
December 31, 2014
One- to four-family	$185	$131	$316
Home equity	169	48	217
Total	$354	$179	$533

(1)	Includes loans modified as TDRs that also had received a bankruptcy notification of $44 million and $42 million at June 30, 2015 and December 31, 2014, respectively.
The following table shows total TDRs by delinquency category at June 30, 2015 and December 31, 2014 (dollars in millions):

	TDRs Current	TDRs 30-89 Days Delinquent	TDRs 90-179 Days Delinquent	TDRs 180+ Days Delinquent	Total Recorded Investment in TDRs
June 30, 2015
One- to four-family	$225	$23	$5	$51	$304
Home equity	176	14	7	19	216
Total	$401	$37	$12	$70	$520
December 31, 2014
One- to four-family	$232	$24	$12	$48	$316
Home equity	178	14	6	19	217
Total	$410	$38	$18	$67	$533
TDRs on accrual status, which are current and have made six or more consecutive payments, were $228 million and $248 million at June 30, 2015 and December 31, 2014, respectively.
Troubled Debt Restructurings – Loan Modifications
We believe the distinction between loans modified as TDRs and total TDRs, which include bankruptcy loans, is important. Our loan modification programs focus on the mitigation of potential losses through making an economic concession to a borrower, whereas with loans for which we have received bankruptcy notification we have not taken any loss mitigation actions. The following table shows loans modified as TDRs by delinquency category at June 30, 2015 and December 31, 2014 (dollars in millions):

	Modifications Current	Modifications 30-89 Days Delinquent	Modifications 90-179 Days Delinquent	Modifications 180+ Days Delinquent	Total Recorded Investment in Modifications
June 30, 2015
One- to four-family	$147	$12	$2	$18	$179
Home equity	149	10	5	9	173
Total	$296	$22	$7	$27	$352
December 31, 2014
One- to four-family	$152	$14	$7	$12	$185
Home equity	145	10	5	9	169
Total	$297	$24	$12	$21	$354

The following table shows loans modified as TDRs and the specific valuation allowance by loan portfolio as well as the percentage of total expected losses at June 30, 2015 and December 31, 2014 (dollars in millions):

	Recorded Investment in Modifications before Charge-offs	Charge-offs	Recorded Investment in Modifications	Specific Valuation Allowance	Net Investment in Modifications	Specific Valuation Allowance as a % of Modifications	Total Expected Losses
June 30, 2015
One- to four-family	$225	$(46)	$179	$(12)	$167	7%	25%
Home equity	301	(128)	173	(56)	117	32%	61%
Total	$526	$(174)	$352	$(68)	$284	19%	46%
December 31, 2014
One- to four-family	$231	$(46)	$185	$(9)	$176	5%	24%
Home equity	305	(136)	169	(57)	112	34%	63%
Total	$536	$(182)	$354	$(66)	$288	19%	46%
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
Included in allowance for loan losses was a specific valuation allowance of $68 million and $66 million that was established for loans modified as TDRs at June 30, 2015 and December 31, 2014, respectively. The specific valuation allowance for these individually impaired loans represents the forecasted losses over the remaining life of the loan, including the economic concession to the borrower.
The total expected loss on loans modified as TDRs includes both the previously recorded charge-offs and the specific valuation allowance. Total expected losses on loans modified as TDRs remained at 46% as a percentage of total recorded investments in modifications before charge-offs at June 30, 2015 and December 31, 2014.

Net Charge-offs
The following table provides an analysis of the allowance for loan losses and net charge-offs for the three and six months ended June 30, 2015 and 2014 (dollars in millions):

	Charge-offs	Recoveries(1)	Net Charge-Offs	% of Average Loans (Annualized)
Three Months Ended June 30, 2015
One- to four-family	$(2)	$—	$(2)	0.32%
Home equity	(9)	9	—	—%
Consumer and Other	(3)	2	(1)	0.66%
Total	$(14)	$11	$(3)	0.20%
Three Months Ended June 30, 2014
One- to four-family	$—	$—	$—	—%
Home equity	(17)	6	(11)	1.37%
Consumer and Other	(4)	1	(3)	1.31%
Total	$(21)	$7	$(14)	0.71%

	Charge-offs	Recoveries(1)	Net Charge-Offs	% of Average Loans (Annualized)
Six Months Ended June 30, 2015
One- to four-family	$(3)	$—	$(3)	0.21%
Home equity	(19)	14	(5)	0.35%
Consumer and Other	(6)	4	(2)	0.81%
Total	$(28)	$18	$(10)	0.32%
Six Months Ended June 30, 2014
One- to four-family	$(43)	$11	$(32)	1.68%
Home equity	(41)	11	(30)	1.79%
Consumer and Other	(9)	3	(6)	1.70%
Total	$(93)	$25	$(68)	1.73%

(1)	Recoveries include the impact of mortgage originator settlements.
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
Net charge-offs for the three and six months ended June 30, 2015 compared to the same periods in 2014 decreased by $11 million and $58 million, respectively. The higher net charge-offs during the six months ended June 30, 2014 was mainly due to a charge-off of $42 million related to our transfer of one- to four-family loans modified as TDRs to held-for-sale. Additionally, net charge-offs for the six months ended June 30, 2015 and 2014 included $2 million and $11 million of benefit recorded from settlements with third party mortgage originators, respectively. The decrease in net charge-offs for the six months ended June 30, 2015 compared to 2014 also reflected the improving economic conditions, as evidenced by home price improvement and portfolio run-off. The timing and magnitude of charge-offs are affected by many factors and we anticipate variability from quarter to quarter, particularly as home equity lines of credit begin converting to amortizing loans.

Delinquent Loans
We believe the distinction between loans delinquent 90 to 179 days and loans delinquent 180 days and greater is important as loans delinquent 180 days and greater have been written down to their expected recovery value, whereas loans delinquent 90 to 179 days have not (unless they are in process of bankruptcy or are modifications that have substantial doubt as to the borrower’s ability to repay the loan). We believe loans delinquent 90 to 179 days are an important measure because these loans will likely be charged off. Additional charge-offs on loans delinquent 180 days and greater are possible if home prices decline beyond current expectations, but we do not anticipate these charge-offs to be significant. The following table shows the comparative data for loans delinquent 90 to 179 days at June 30, 2015 and December 31, 2014 (dollars in millions):

	June 30, 2015	December 31, 2014
One- to four-family	$17	$28
Home equity	33	29
Consumer and other	1	1
Total loans delinquent 90-179 days	$51	$58
Loans delinquent 90-179 days as a percentage of gross loans receivable	0.9%	0.9%
In addition, we monitor loans in which a borrower’s current credit history casts doubt on their ability to repay a loan. We classify loans as special mention when they are between 30 and 89 days past due. The following table shows the comparative data for special mention loans at June 30, 2015 and December 31, 2014 (dollars in millions):

	June 30, 2015	December 31, 2014
One- to four-family	$76	$88
Home equity	61	60
Consumer and other	6	7
Total special mention loans	$143	$155
Special mention loans receivable as a percentage of gross loans receivable	2.5%	2.4%
The trend in special mention loan balances is generally indicative of the expected trend for charge-offs in future periods, as these loans have a greater propensity to migrate into nonaccrual status and ultimately charge-off. One- to four-family loans are generally secured in a first lien position by real estate assets, reducing the potential loss when compared to an unsecured loan. Home equity loans are generally secured by real estate assets; however, the majority of these loans are secured in a second lien position, which substantially increases the potential loss when compared to a first lien position. The loss severity of our second lien home equity loans was approximately 94% for a trailing twelve-month period as of June 30, 2015.
Nonperforming Assets
We classify loans as nonperforming when they are no longer accruing interest, which includes loans that are 90 days and greater past due, TDRs that are on nonaccrual status for all classes of loans (including loans in bankruptcy) and certain junior liens that have a delinquent senior lien. The following table shows the comparative data for nonperforming loans and assets at June 30, 2015 and December 31, 2014 (dollars in millions):

	June 30, 2015	December 31, 2014
One- to four-family	$282	$294
Home equity	169	165
Consumer and other	1	1
Total nonperforming loans receivable	452	460
Real estate owned and other repossessed assets, net	27	38
Total nonperforming assets, net	$479	$498
Nonperforming loans receivable as a percentage of gross loans receivable	8.0%	7.2%
One- to four-family allowance for loan losses as a percentage of one- to four-family nonperforming loans receivable	17.4%	9.1%
Home equity allowance for loan losses as a percentage of home equity nonperforming loans receivable	203.7%	222.5%
Consumer and other allowance for loan losses as a percentage of consumer and other nonperforming loans receivable	1,410.0%	774.6%
Total allowance for loan losses as a percentage of total nonperforming loans receivable	89.0%	87.8%
Nonperforming assets, net decreased by $19 million to $479 million at June 30, 2015 when compared to December 31, 2014. This decrease reflected continued improvement in economic conditions and loan portfolio run-off. It was partially offset by an increase in the non-performing home equity lines of credit resulting from a loan modification program offered by the Company during the first quarter of 2015.
Securities
We focus primarily on security type and credit rating to monitor credit risk in our securities portfolios. We consider securities backed by the U.S. government or its agencies to have low credit risk as the long-term debt rating of the U.S. government is AA+ by S&P and AAA by Moody’s and Fitch at June 30, 2015. The amortized cost of these securities accounted for over 99% of our total securities portfolio at June 30, 2015. We review the remaining debt securities that were not backed by the U.S. government or its agencies according to their credit ratings from S&P, Moody’s and Fitch where available. At June 30, 2015, all municipal bonds and corporate bonds were rated investment grade (defined as a rating equivalent to a Moody’s rating of "Baa3" or higher, or a S&P or Fitch rating of "BBB-" or higher).
SUMMARY OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in conformity with GAAP. Note 1—Organization, Basis of Presentation and Summary of Significant Accounting Policies in Part II. Item 8. Financial Statements and Supplementary Data in the Company's Annual Report on Form 10-K for the year ended December 31, 2014 contains a summary of our significant accounting policies, many of which require the use of estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes for the periods presented. We believe that of our significant accounting policies, the following are critical because they are based on estimates and assumptions that require complex and subjective judgments by management: allowance for loan losses; valuation of goodwill and other intangible assets; estimates of effective tax rates, deferred taxes and valuation allowance; classification and valuation of certain investments; accounting for derivative instruments; and fair value measurements. Changes in these estimates or assumptions could materially impact our financial condition and results of operations, and actual results could differ from our estimates. We updated our accounting policy for the allowance for loan losses as of and for the period ended June 30, 2015 to reflect significant changes in management's estimates and assumptions. Our remaining critical accounting policies are more fully described in Summary of Critical Accounting Policies and Estimates in Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2014.
Allowance for Loan Losses
Description
The allowance for loan losses is management’s estimate of probable losses inherent in the loan portfolio as of the balance sheet date. In determining the adequacy of the allowance, we perform ongoing evaluations of the loan portfolio and loss forecasting assumptions. As of June 30, 2015, the allowance for loan losses was $402 million on $5.6 billion of total loans receivable designated as held-for-investment.

Judgments
Determining the adequacy of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain. Subsequent evaluations of the loan portfolio, in light of the factors then prevailing, may result in significant changes in the allowance for loan losses in future periods. For loans that are not TDRs, we established a general allowance and we evaluated the adequacy of the allowance for loan losses by loan portfolio segment: one- to four-family, home equity and consumer and other. For modified loans accounted for as TDRs that are valued using the discounted cash flow model, we established a specific allowance by forecasting losses, including economic concessions to borrowers, over the estimated remaining life of these loans.
The estimate of the allowance for loan losses continues to be based on a variety of quantitative and qualitative factors, including:

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

During the three months ended June 30, 2015, we enhanced our modeling practices for forecasting loan losses in our one- to four-family and home equity loan portfolios. We implemented a new loss forecasting model; however, there were no material changes in assumptions and methodologies in the new model and the implementation did not have a material impact on our allowance for loan losses as of June 30, 2015. The implementation process triggered a re-evaluation of the time period of forecasted loan losses included in the general allowance. Based on our review of recent loan performance, current economic conditions and their impact on borrower behavior, we extended the loss emergence period from 12 months to 18 months for both portfolios. The extended emergence period resulted in approximately $40 million of additional allowance for loan losses as of June 30, 2015. For the one- to four-family loan portfolio, we also enhanced our quantitative allowance methodology during the three months ended June 30, 2015 to identify higher risk interest-only loans and extended the period of our forecasted loan losses captured within the general allowance to include the total probable loss over the remaining life on a subset of this portfolio. These changes largely offset both of the following:

•
better than expected loan performance, as evidenced by favorable delinquency trends, faster prepayments across the portfolios and lower than expected defaults on balloon loans maturing during the quarter; and

•	the resolution of uncertainties related to servicer transfers, which drove the majority of the decrease in the qualitative component.
The new loss forecasting model continues to be sensitive to key risk factors within our one- to four-family and home equity loan portfolios, which include but are not limited to loan type, delinquency history, LTV/CLTV ratio and borrowers’ credit scores and the forecasted loan losses are estimated based on these types of loan-level attributes. We utilize historical mortgage loan performance data to develop the forecast of delinquency and default for these risk segments. We also continue to include the total probable loss over the remaining life on a subset of higher risk equity lines of credit, including balloon loans, in the general allowance.
The general allowance for loan losses also included a qualitative component to account for a variety of factors that present additional uncertainty that may not be fully considered in the quantitative loss model but are factors we believe may impact the level of credit losses. We utilize a qualitative factor framework whereby, on a quarterly basis, management assesses the risk associated with three main factors: external factors, internal factors, and portfolio specific factors. The uncertainty related to these factors may expand over time, temporarily increasing the qualitative component in advance of the more precise identification of these probable losses being captured within the quantitative component of the general allowance. The total qualitative component was $13 million and $37 million as of June 30, 2015 and December 31, 2014, respectively.

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

NFA—National Futures Association.
Nonperforming assets—Assets originally acquired to earn income (nonperforming loans) and those not intended to earn income (real estate owned). Loans are classified as nonperforming when they are no longer accruing interest, which includes loans that are 90 days and greater past due, TDRs that are on nonaccrual status for all classes of loans (including loans in bankruptcy) and certain junior liens that have a delinquent senior lien.
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
Exposure to interest rate risk is dependent upon the distribution and composition of interest-earning assets, interest-bearing liabilities and derivatives. The differing risk characteristics of each product are managed to mitigate our exposure to interest rate fluctuations. At June 30, 2015, 91% of our total assets were enterprise interest-earning assets.
At June 30, 2015, approximately 59% of total assets were residential real estate loans and available-for-sale and held-to-maturity mortgage-backed securities. The values of these assets are sensitive to changes in interest rates, as well as expected prepayment levels. As interest rates increase, fixed rate residential mortgages and mortgage-backed securities tend to exhibit lower prepayments. The inverse is true in a falling rate environment.
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
Our liability structure consists of three central sources of funding: deposits, customer payables and wholesale borrowings. Deposits and customer payables tend to be less rate-sensitive than wholesale borrowings, including securities sold under agreements to repurchase and FHLB advances. Agreements to repurchase securities and the majority of FHLB advances re-price as agreements reset. Deposit products, including sweep accounts, complete savings accounts and other money market and savings accounts, as well as customer payables re-price at management’s discretion.
Derivative Instruments
We use derivative instruments to help manage interest rate risk. Interest rate swaps involve the exchange of fixed-rate and variable-rate interest payments between two parties based on a contractual underlying notional amount, but do not involve the exchange of the underlying notional amounts. Option products are utilized primarily to decrease the market value changes resulting from the prepayment dynamics of the mortgage portfolio, as well as to protect against increases in funding costs. The types of options employed include interest rate caps ("Caps"), "Payor Swaptions" and "Receiver Swaptions." Caps mitigate the market risk associated with increases in interest rates. Similarly, Payor and Receiver Swaptions mitigate the market risk associated with the respective increases and decreases in interest rates. See derivative instruments discussion in Note 7—Accounting for Derivative Instruments and Hedging Activities in Item 1. Consolidated Financial Statements (Unaudited).
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
The EVE method is used at the E*TRADE Bank level and not for the Company. The ALCO monitors E*TRADE Bank’s interest rate risk position. E*TRADE Bank had nearly 100% of enterprise interest-earning assets at both June 30, 2015 and December 31, 2014 and held 99% of enterprise interest-bearing liabilities at both June 30, 2015 and December 31, 2014. The sensitivity of EVE at June 30, 2015 and December 31, 2014 and the limits established by E*TRADE Bank’s Board of

Directors are listed below (dollars in millions):

Parallel Change in Interest Rates (basis points)(2)	Change in EVE
	June 30, 2015(1)			December 31, 2014
	Amount	Percentage(3)	Board Limit	Amount	Percentage(3)	Board Limit
+300	$(628)	(11.0)%	(25)%	$(626)	(11.6)%	(25)%
+200	$(267)	(4.7)%	(15)%	$(353)	(6.6)%	(15)%
+100	$(79)	(1.4)%	(7)%	$(127)	(2.4)%	(7)%
-100	$(74)	(1.3)%	(7)%	$(21)	(0.4)%	(7)%

(1)	E*TRADE Clearing was moved out from under E*TRADE Bank in July 2015. Excluding E*TRADE Clearing as of June 30, 2015, the calculation of EVE continues to be well below the Board limits.

(2)	Due to historically low interest rates for all yield curve points, the minus 200 and 300 basis points scenarios are not produced for the periods ended June 30, 2015 and December 31, 2014.

(3)	The percentage change represents the amount of change in EVE divided by the base EVE as calculated in the current interest rate environment.
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
E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(In millions, except share data and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue:
Operating interest income	$310	$319	$626	$638
Operating interest expense	(43)	(52)	(88)	(108)
Net operating interest income	267	267	538	530
Commissions	103	105	217	233
Fees and service charges	55	49	107	99
Principal transactions	—	—	—	10
Gains on loans and securities, net	11	7	20	22
Other revenues	9	10	19	19
Total non-interest income	178	171	363	383
Total net revenue	445	438	901	913
Provision for loan losses	3	12	8	16
Operating expense:
Compensation and benefits	118	99	231	197
Advertising and market development	32	33	66	67
Clearing and servicing	25	23	49	51
FDIC insurance premiums	11	19	29	43
Professional services	26	28	53	52
Occupancy and equipment	22	19	43	37
Communications	19	18	38	36
Depreciation and amortization	20	20	40	41
Amortization of other intangibles	5	6	10	11
Facility restructuring and other exit activities	2	1	6	4
Other operating expenses	29	18	44	35
Total operating expense	309	284	609	574
Income before other income (expense) and income tax (benefit) expense	133	142	284	323
Other income (expense):
Corporate interest expense	(15)	(29)	(36)	(57)
Losses on early extinguishment of debt	—	—	(73)	(12)
Equity in income (loss) of investments and other	(1)	(1)	5	2
Total other income (expense)	(16)	(30)	(104)	(67)
Income before income tax (benefit) expense	117	112	180	256
Income tax (benefit) expense	(175)	43	(152)	90
Net income	$292	$69	$332	$166
Basic earnings per share	$1.01	$0.24	$1.15	$0.57
Diluted earnings per share	$0.99	$0.24	$1.13	$0.56
Shares used in computation of per share data:
Basic (in thousands)	290,086	288,705	289,915	288,380
Diluted (in thousands)	294,936	293,826	294,912	293,813
See accompanying notes to consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$292	$69	$332	$166
Other comprehensive income
Available-for-sale securities:
Unrealized gains (losses), net(1)	(59)	82	(20)	163
Reclassification into earnings, net(2)	(5)	(2)	(11)	(14)
Net change from available-for-sale securities	(64)	80	(31)	149
Cash flow hedging instruments:
Unrealized gains (losses), net(3)	6	(16)	(5)	(32)
Reclassification into earnings, net(4)	16	20	32	41
Net change from cash flow hedging instruments	22	4	27	9
Other comprehensive income	(42)	84	(4)	158
Comprehensive income	$250	$153	$328	$324

(1)
Amounts are net of benefit from income taxes of $36 million and $12 million for the three and six months ended June 30, 2015, respectively, compared to provision for income taxes of $49 million and $99 million for the three and six months ended June 30, 2014.

(2)
Amounts are net of provision for income taxes of $3 million and $7 million for the three and six months ended June 30, 2015, respectively, compared to provision for income taxes of $1 million and $8 million for the three and six months ended June 30, 2014.

(3)
Amounts are net of provision for income taxes of $2 million and benefit from income taxes of $4 million for the three and six months ended June 30, 2015, respectively, compared to benefit from income taxes of $12 million and $23 million for the three and six months ended June 30, 2014.

(4)
Amounts are net of benefit from income taxes of $10 million and $20 million for the three and six months ended June 30, 2015, respectively, compared to benefit from income taxes of $12 million and $26 million for the three and six months ended June 30, 2014.

See accompanying notes to the consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(In millions, except share data)
(Unaudited)

	June 30,	December 31,
	2015	2014
ASSETS
Cash and equivalents	$1,872	$1,783
Cash required to be segregated under federal or other regulations	767	555
Available-for-sale securities	13,866	12,388
Held-to-maturity securities (fair value of $12,465 and $12,476 at June 30, 2015 and December 31, 2014, respectively)	12,291	12,248
Margin receivables	8,139	7,675
Loans receivable, net (net of allowance for loan losses of $402 and $404 at June 30, 2015 and December 31, 2014, respectively)	5,252	5,979
Investment in FHLB stock	89	88
Property and equipment, net	238	245
Goodwill	1,792	1,792
Other intangibles, net	184	194
Other assets	2,625	2,583
Total assets	$47,115	$45,530
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$26,214	$24,890
Securities sold under agreements to repurchase	3,617	3,672
Customer payables	6,702	6,455
FHLB advances and other borrowings	1,309	1,299
Corporate debt	1,023	1,366
Other liabilities	2,536	2,473
Total liabilities	41,401	40,155
Commitments and contingencies (see Note 14)
Shareholders’ equity:
Common stock, $0.01 par value, shares authorized: 400,000,000 at June 30, 2015 and December 31, 2014; shares issued and outstanding: 290,236,778 and 289,272,576 at June 30, 2015 and December 31, 2014, respectively	3	3
Additional paid-in-capital	7,361	7,350
Accumulated deficit	(1,397)	(1,729)
Accumulated other comprehensive loss	(253)	(249)
Total shareholders’ equity	5,714	5,375
Total liabilities and shareholders’ equity	$47,115	$45,530
See accompanying notes to the consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In millions)
(Unaudited)

			Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Common Stock
	Shares	Amount
Balance, December 31, 2014	289	$3	$7,350	$(1,729)	$(249)	$5,375
Net income	—	—	—	332	—	332
Other comprehensive income	—	—	—	—	(4)	(4)
Conversion of convertible debentures	—	—	3	—	—	3
Exercise of stock options and related tax effects	—	—	1	—	—	1
Issuance of restricted stock, net of forfeitures and retirements to pay taxes	1	—	(10)	—	—	(10)
Share-based compensation	—	—	17	—	—	17
Balance at June 30, 2015	290	$3	$7,361	$(1,397)	$(253)	$5,714

			Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Common Stock
	Shares	Amount
Balance, December 31, 2013	287	$3	$7,328	$(2,022)	$(453)	$4,856
Net income	—	—	—	166	—	166
Other comprehensive income	—	—	—	—	158	158
Conversion of convertible debentures	—	—	1	—	—	1
Exercise of stock options and related tax effects	1	—	6	—	—	6
Issuance of restricted stock, net of forfeitures and retirements to pay taxes	1	—	(12)	—	—	(12)
Share-based compensation	—	—	13	—	—	13
Balance at June 30, 2014	289	$3	$7,336	$(1,856)	$(295)	$5,188

See accompanying notes to the consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CASH FLOWS (In millions) (Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$332	$166
Adjustments to reconcile net income to net cash provided by in operating activities:
Provision for loan losses	8	16
Depreciation and amortization (including discount amortization and accretion)	186	159
Net gains on loans and securities, net	(20)	(22)
Equity in income of investments and other	(5)	(2)
Losses on early extinguishment of debt	5	—
Share-based compensation	17	13
Deferred taxes (benefit) expense	(149)	86
Other	(2)	(1)
Net effect of changes in assets and liabilities:
Increase in cash required to be segregated under federal or other regulations	(212)	(149)
Increase in margin receivables	(464)	(987)
Increase in customer payables	247	316
Decrease (increase) in other assets	187	(9)
Increase in other liabilities	259	714
Net cash provided by operating activities	389	300
Cash flows from investing activities:
Purchases of available-for-sale securities	(3,434)	(651)
Proceeds from sales, maturities of and principal payments on available-for-sale securities	1,676	1,743
Purchases of held-to-maturity securities	(898)	(1,669)
Proceeds from maturities of and principal payments on held-to-maturity securities	791	477
Proceeds from sale of loans	—	802
Net decrease in loans receivable	668	642
Capital expenditures for property and equipment	(32)	(30)
Proceeds from sale of G1 Execution Services, Inc.	—	76
Cash transferred on sale of G1 Execution Services, Inc.	—	(9)
Proceeds from sale of real estate owned and repossessed assets	17	20
Net cash flow from derivatives hedging assets	—	(6)
Other	(10)	5
Net cash (used in) provided by investing activities	(1,222)	1,400

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CASH FLOWS—(Continued) (In millions) (Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from financing activities:
Net increase (decrease) in deposits	$1,324	$(887)
Net decrease in securities sold under agreements to repurchase	(55)	(801)
Advances from FHLB	540	390
Payments on advances from FHLB	(540)	(390)
Net proceeds from issuance of senior notes	460	—
Payments on senior notes	(800)	—
Net cash flow from derivatives hedging liabilities	—	(48)
Other	(7)	5
Net cash provided by (used in) financing activities	922	(1,731)
Increase (decrease) in cash and equivalents	89	(31)
Cash and equivalents, beginning of period	1,783	1,838
Cash and equivalents, end of period	$1,872	$1,807
Supplemental disclosures:
Cash paid for interest	$146	$144
Cash paid (refund received) for income taxes	$3	$(2)
Non-cash investing and financing activities:
Transfers of loans held-for-investment to loans held-for-sale	$39	$795
Transfers from loans to other real estate owned and repossessed assets	$12	$29
Transfers from other real estate owned and repossessed assets to loans	$—	$16
Conversion of convertible debentures to common stock	$3	$1

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
As of December 31, 2014, the Company's two U.S. broker-dealers, E*TRADE Clearing and E*TRADE Securities, were operating subsidiaries of E*TRADE Bank, a wholly-owned operating subsidiary of E*TRADE Financial Corporation. The Company received regulatory approval to move both E*TRADE Clearing and E*TRADE Securities out from under E*TRADE Bank. E*TRADE Securities was moved out from under E*TRADE Bank in February 2015. E*TRADE Clearing was moved out from under E*TRADE Bank in July 2015.
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
Similarly, the Company reports gains on sales of investments, net separately from gains on loans and securities, net. The Company believes reporting these two items separately provides a clearer picture of the financial performance of the Company's operations than would a presentation that combined these two items. Gains on loans and securities, net are the result of activities in the Company’s operations, namely its balance sheet management segment. Gains on sales of investments, net relate to investments of the Company at the corporate level and are not related to the ongoing business of the Company’s operating subsidiaries. Gains on sales of investments, net are reported in the equity in income (loss) of investments and other line item on the consolidated statement of income.
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

Financial Statement Descriptions and Related Accounting Policies
Margin Receivables—The fair value of securities that the Company received as collateral in connection with margin receivables and securities borrowing activities, where the Company is permitted to sell or re-pledge the securities, was approximately $11.3 billion and $10.8 billion at June 30, 2015 and December 31, 2014, respectively. Of this amount, $2.9 billion had been pledged or sold in connection with securities loans, bank borrowings and deposits with clearing organizations at both June 30, 2015 and December 31, 2014.
Allowance for Loan Losses—The allowance for loan losses is management’s estimate of probable losses inherent in the loan portfolio as of the balance sheet date. In determining the adequacy of the allowance, the Company performs ongoing evaluations of the loan portfolio and loss forecasting assumptions. As of June 30, 2015, the allowance for loan losses was $402 million on $5.6 billion of total loans receivable designated as held-for-investment.
For loans that are not TDRs, the Company established a general allowance and evaluated the adequacy of the allowance for loan losses by loan portfolio segment: one- to four-family, home equity and consumer and other. For modified loans accounted for as TDRs that are valued using the discounted cash flow model, the Company established a specific allowance by forecasting losses, including economic concessions to borrowers, over the estimated remaining life of these loans.
The estimate of the allowance for loan losses continues to be based on a variety of quantitative and qualitative factors, including:

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
During the three months ended June 30, 2015, the Company enhanced the modeling practices for forecasting loan losses for the Company's one- to four-family and home equity loan portfolios. The Company implemented a new loss forecasting model; however, there were no material changes in assumptions and methodologies in the new model and the implementation did not have a material impact on allowance for loan losses as of June 30, 2015. The implementation process triggered a re-evaluation of the time period of forecasted loan losses included in the general allowance. Based on reviews of recent loan performance, current economic conditions and their impact on borrower behavior, the Company extended the loss emergence period from 12 months to 18 months for both portfolios. The extended emergence period resulted in approximately $40 million of additional allowance for loan losses as of June 30, 2015. For the one- to four-family loan portfolio, the Company also enhanced the quantitative allowance methodology during the three months ended June 30, 2015 to identify higher risk interest-only loans and extended the period of forecasted loan losses captured within the general allowance to include the total probable loss over the remaining life on a subset of this portfolio. These changes largely offset both of the following:

•
better than expected loan performance, as evidenced by favorable delinquency trends, faster prepayments across the portfolios and lower than expected defaults on balloon loans maturing during the quarter; and

•	the resolution of uncertainties related to servicer transfers, which drove the majority of the decrease in the qualitative component.
The new loss forecasting model continues to be sensitive to key risk factors within the one- to four-family and home equity portfolios, which include but are not limited to loan type, delinquency history, LTV/CLTV ratio and borrowers’ credit scores and the forecasted loan losses are estimated based on these types of loan-level attributes. The Company utilizes historical mortgage loan performance data to develop the forecast of delinquency and default for these risk segments. The Company also continues to include the total probable loss over the remaining life on a subset of higher risk equity lines of credit, including balloon loans, in the general allowance.
The general allowance for loan losses also included a qualitative component to account for a variety of factors that present additional uncertainty that may not be fully considered in the quantitative loss model but are factors the Company believes may impact the level of credit losses. The Company utilizes a qualitative factor framework whereby, on a quarterly basis, management assesses the risk associated with three main factors: external factors, internal factors, and portfolio specific factors. The uncertainty related to these factors may expand over time, temporarily increasing the qualitative component in advance of the more precise identification of these probable losses being captured within the quantitative component of the general allowance. The total qualitative component was $13 million and $37 million as of June 30, 2015 and December 31, 2014, respectively.
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
Accounting for Investments in Qualified Affordable Housing Projects
In January 2014, the FASB amended the accounting guidance for investments in qualified affordable housing projects. The amended accounting guidance permits reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, the initial cost of the investment is amortized in proportion to the tax credits and other tax benefits received and the net investment performance is recognized in the consolidated statement of income as a component of income tax expense. The Company adopted the amended accounting guidance for its qualifying investments on a full retrospective basis for annual and interim periods beginning on January 1, 2015. The adoption of the amended guidance did not have a material impact on the Company’s financial condition, results of operations or cash flows for the periods presented. For the six months ended June 30, 2015, $2 million of amortization and $2 million of tax credits associated with these investments were recognized as income tax expense in the consolidated statement of income. As of June 30, 2015, the carrying value of these investments was $35 million and is included within other assets in the consolidated balance sheet.
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
Accounting and Disclosures for Repurchase Agreements
In June 2014, the FASB amended the accounting and disclosure guidance on repurchase agreements. The amended guidance requires entities to account for repurchase-to-maturity transactions as secured borrowings, eliminates accounting guidance on linked repurchase financing transactions, and expands the disclosure requirements related to transfers of financial assets accounted for as sales and as secured borrowings. The amended accounting guidance and the amended disclosure guidance for transfers of financial assets accounted for as sales became effective for annual and interim periods beginning on January 1, 2015 for the Company and was applied using a cumulative-effect approach as of that date. The adoption of this amended guidance did not have a material impact on the Company’s financial condition, results of operations or cash flows. The amended disclosure guidance for transfers of financial assets accounted for as secured borrowings became effective for annual periods beginning on January 1, 2015 and interim periods beginning on April 1, 2015 for the Company. The Company's disclosures in Note 8—Securities Sold Under Agreements to Repurchase and FHLB Advances and Other Borrowings reflect the adoption of this amended disclosure guidance.
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

NOTE 2—OPERATING INTEREST INCOME AND OPERATING INTEREST EXPENSE
The following table shows the components of operating interest income and operating interest expense (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Operating interest income:
Loans	$57	$77	$119	$161
Available-for-sale securities	66	72	132	151
Held-to-maturity securities	86	82	174	159
Margin receivables	70	65	138	127
Securities borrowed and other	31	23	63	40
Total operating interest income	310	319	626	638
Operating interest expense:
Securities sold under agreements to repurchase	(25)	(30)	(51)	(65)
FHLB advances and other borrowings	(16)	(17)	(31)	(34)
Deposits	(1)	(2)	(3)	(4)
Customer payables and other	(1)	(3)	(3)	(5)
Total operating interest expense	(43)	(52)	(88)	(108)
Net operating interest income	$267	$267	$538	$530
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
Recurring Fair Value Measurement Techniques
Residential Mortgage-backed Securities
The Company’s residential mortgage-backed securities portfolio primarily comprised agency mortgage-backed securities and CMOs. Agency mortgage-backed securities and CMOs are guaranteed by U.S. government sponsored enterprises and federal agencies. The weighted average coupon rates for the available-for-sale residential mortgage-backed securities at June 30, 2015 are shown in the following table:

Weighted Average Coupon Rate
Agency mortgage-backed securities	3.02%
Agency CMOs	3.03%
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
The Company’s municipal bonds are revenue bonds issued by state and other local government agencies. The valuation of corporate bonds is impacted by the credit worthiness of the corporate issuer. All of the Company’s municipal bonds and corporate bonds were rated investment grade at June 30, 2015. These securities were valued using a market approach with pricing service valuations corroborated by recent market transactions for identical or similar bonds. Municipal bonds and corporate bonds were categorized in Level 2 of the fair value hierarchy.
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
Nonrecurring fair value measurements on one- to four-family and home equity loans and real estate owned were classified as Level 3 of the fair value hierarchy as the valuations included unobservable inputs that were significant to the fair value. The following table presents additional information about significant unobservable inputs used in the valuation of assets measured at fair value on a nonrecurring basis that were categorized in Level 3 of the fair value hierarchy at June 30, 2015:

	Unobservable Inputs	Average	Range
Loans receivable:
One- to four-family	Appraised value	$380,300	$15,000-$1,400,000
Home equity	Appraised value	$255,800	$18,000-$1,475,000
Real estate owned	Appraised value	$333,700	$15,000-$1,100,000

Recurring and Nonrecurring Fair Value Measurements
Assets and liabilities measured at fair value at June 30, 2015 and December 31, 2014 are summarized in the following tables (dollars in millions):

	Level 1	Level 2	Level 3	Total Fair Value
June 30, 2015:
Recurring fair value measurements:
Assets
Available-for-sale securities:
Debt securities:
Agency residential mortgage-backed securities and CMOs	$—	$12,797	$—	$12,797
Agency debentures	—	647	—	647
Agency debt securities	—	349	—	349
Municipal bonds	—	36	—	36
Corporate bonds	—	5	—	5
Total debt securities	—	13,834	—	13,834
Publicly traded equity securities	32	—	—	32
Total available-for-sale securities	32	13,834	—	13,866
Other assets:
Derivative assets(1)	—	58	—	58
Total assets measured at fair value on a recurring basis(2)	$32	$13,892	$—	$13,924
Liabilities
Derivative liabilities(1)	$—	$50	$—	$50
Total liabilities measured at fair value on a recurring basis(2)	$—	$50	$—	$50
Nonrecurring fair value measurements:
Loans receivable:
One- to four-family	$—	$—	$31	$31
Home equity	—	—	12	12
Total loans receivable	—	—	43	43
Real estate owned	—	—	21	21
Total assets measured at fair value on a nonrecurring basis(3)	$—	$—	$64	$64

(1)
All derivative assets and liabilities were interest rate contracts at June 30, 2015. Information related to derivative instruments is detailed in Note 7—Accounting for Derivative Instruments and Hedging Activities.

(2)	Assets and liabilities measured at fair value on a recurring basis represented 30% and less than 1% of the Company’s total assets and total liabilities, respectively, at June 30, 2015.

(3)
Represents the fair value of assets prior to deducting estimated selling costs that were carried on the consolidated balance sheet at June 30, 2015, and for which a fair value measurement was recorded during the period.

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

The following table presents the gains and losses associated with the assets measured at fair value on a nonrecurring basis during the three and six months ended June 30, 2015 and 2014 (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
One- to four-family	$2	$2	$4	$7
Home equity	5	8	9	20
Total losses on loans receivable measured at fair value	$7	$10	$13	$27
Losses (gains) on real estate owned measured at fair value	$—	$—	$1	$(1)
Transfers Between Levels 1 and 2
For assets and liabilities measured at fair value on a recurring basis, the Company’s transfers between levels of the fair value hierarchy are deemed to have occurred at the beginning of the reporting period on a quarterly basis. The Company had no transfers between Level 1 and 2 during the six months ended June 30, 2015 and 2014.

Recurring Fair Value Measurements Categorized within Level 3
At both June 30, 2015 and December 31, 2014, no assets or liabilities measured at fair value on a recurring basis were categorized within Level 3 of the fair value hierarchy.
Fair Value of Financial Instruments Not Carried at Fair Value
The following table summarizes the carrying values, fair values and fair value hierarchy level classification of financial instruments that are not carried at fair value on the consolidated balance sheet at June 30, 2015 and December 31, 2014 (dollars in millions):

	June 30, 2015
	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash and equivalents	$1,872	$1,872	$—	$—	$1,872
Cash required to be segregated under federal or other regulations	$767	$767	$—	$—	$767
Held-to-maturity securities:
Agency mortgage-backed securities and CMOs	$9,548	$—	$9,681	$—	$9,681
Agency debentures	201	—	201	—	201
Agency debt securities	2,532	—	2,573	—	2,573
Other non-agency debt securities	10	—	—	10	10
Total held-to-maturity securities	$12,291	$—	$12,455	$10	$12,465
Margin receivables	$8,139	$—	$8,139	$—	$8,139
Loans receivable, net:
One- to four-family	$2,747	$—	$—	$2,470	$2,470
Home equity	2,113	—	—	1,909	1,909
Consumer and other	392	—	—	396	396
Total loans receivable, net(1)	$5,252	$—	$—	$4,775	$4,775
Investment in FHLB stock	$89	$—	$—	$89	$89
Deposits paid for securities borrowed	$264	$—	$264	$—	$264
Liabilities
Deposits	$26,214	$—	$26,214	$—	$26,214
Securities sold under agreements to repurchase	$3,617	$—	$3,623	$—	$3,623
Customer payables	$6,702	$—	$6,702	$—	$6,702
FHLB advances and other borrowings	$1,309	$—	$922	$264	$1,186
Corporate debt	$1,023	$—	$1,111	$—	$1,111
Deposits received for securities loaned	$1,948	$—	$1,948	$—	$1,948

(1)	The carrying value of loans receivable, net includes the allowance for loan losses of $402 million and loans that are valued at fair value on a nonrecurring basis at June 30, 2015.

	December 31, 2014
	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash and equivalents	$1,783	$1,783	$—	$—	$1,783
Cash required to be segregated under federal or other regulations	$555	$555	$—	$—	$555
Held-to-maturity securities:
Agency mortgage-backed securities and CMOs	$9,793	$—	$9,971	$—	$9,971
Agency debentures	164	—	166	—	166
Agency debt securities	2,281	—	2,329	—	2,329
Other non-agency debt securities	10	—	—	10	10
Total held-to-maturity securities	$12,248	$—	$12,466	$10	$12,476
Margin receivables	$7,675	$—	$7,675	$—	$7,675
Loans receivable, net:
One- to four-family	$3,053	$—	$—	$2,742	$2,742
Home equity	2,475	—	—	2,274	2,274
Consumer and other	451	—	—	449	449
Total loans receivable, net(1)	$5,979	$—	$—	$5,465	$5,465
Investment in FHLB stock	$88	$—	$—	$88	$88
Deposits paid for securities borrowed	$474	$—	$474	$—	$474
Liabilities
Deposits	$24,890	$—	$24,890	$—	$24,890
Securities sold under agreements to repurchase	$3,672	$—	$3,681	$—	$3,681
Customer payables	$6,455	$—	$6,455	$—	$6,455
FHLB advances and other borrowings	$1,299	$—	$922	$252	$1,174
Corporate debt	$1,366	$—	$1,491	$—	$1,491
Deposits received for securities loaned	$1,649	$—	$1,649	$—	$1,649

(1)	The carrying value of loans receivable, net includes the allowance for loan losses of $404 million and loans that are valued at fair value on a nonrecurring basis at December 31, 2014.

The fair value measurement techniques for financial instruments not carried at fair value on the consolidated balance sheet at June 30, 2015 and December 31, 2014 are summarized as follows:
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
Deposits—Fair value is the amount payable on demand at the reporting date for sweep deposits, complete savings deposits, other money market and savings deposits and checking deposits. For certificates of deposit, fair value is estimated by discounting future cash flows using discount factors derived from current observable rates implied for other similar instruments with similar remaining maturities.
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
NOTE 4—OFFSETTING ASSETS AND LIABILITIES
For financial statement purposes, the Company does not offset derivative instruments, securities sold under agreements to repurchase ("repurchase agreements"), or securities borrowing and securities lending transactions. These activities are generally transacted under master agreements that are widely used by counterparties and that may allow for net settlements of payments in the normal course, as well as offsetting of all contracts with a given counterparty in the event of bankruptcy or default of one of the two parties to the transaction. The following table presents information about these transactions to enable the users of the Company’s financial statements to evaluate the potential effect of rights of setoff between these recognized assets and recognized liabilities at June 30, 2015 and December 31, 2014 (dollars in millions):

				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Collateral Received or Pledged (Including Cash)	Net Amount
June 30, 2015
Assets:
Deposits paid for securities borrowed (1)(5)	$264	$—	$264	$(160)	$(93)	$11
Derivative assets (1)(3)	22	—	22	(13)	(4)	5
Total	$286	$—	$286	$(173)	$(97)	$16

Liabilities:
Repurchase agreements (4)	$3,617	$—	$3,617	$—	$(3,615)	$2
Deposits received for securities loaned (2)(6)	1,948	—	1,948	(160)	(1,658)	130
Derivative liabilities (2)(3)	24	—	24	(13)	(11)	—
Total	$5,589	$—	$5,589	$(173)	$(5,284)	$132

December 31, 2014
Assets:
Deposits paid for securities borrowed (1)(5)	$474	$—	$474	$(188)	$(267)	$19
Derivative assets (1)(3)	24	—	24	(15)	(3)	6
Total	$498	$—	$498	$(203)	$(270)	$25

Liabilities:
Repurchase agreements (4)	$3,672	$—	$3,672	$—	$(3,671)	$1
Deposits received for securities loaned (2)(6)	1,649	—	1,649	(188)	(1,332)	129
Derivative liabilities (2)(3)	30	—	30	(15)	(15)	—
Total	$5,351	$—	$5,351	$(203)	$(5,018)	$130

(1)	Net amounts presented in the consolidated balance sheet are reflected in the other assets line item.

(2)	Net amounts presented in the consolidated balance sheet are reflected in the other liabilities line item.

(3)	Excludes net accrued interest payable of $7 million at both June 30, 2015 and December 31, 2014.

(4)
The Company pledges available-for-sale and held-to-maturity securities as collateral for amounts due on repurchase agreements and derivative liabilities. The collateral pledged included available-for-sale securities at fair value and held-to-maturity securities at amortized cost for both June 30, 2015 and December 31, 2014.

(5)
Included in the gross amounts of deposits paid for securities borrowed was $125 million and $278 million at June 30, 2015 and December 31, 2014, respectively, transacted through a program with a clearing organization, which guarantees the return of cash to the Company. For presentation purposes, these amounts presented are based on the counterparties under the Company’s master securities loan agreements.

(6)
Included in the gross amounts of deposits received for securities loaned was $1.3 billion and $1.1 billion at June 30, 2015 and December 31, 2014, respectively, transacted through a program with a clearing organization, which guarantees the return of securities to the Company. For presentation purposes, these amounts presented are based on the counterparties under the Company’s master securities loan agreements.

Certain types of derivatives that the Company trades are subject to derivatives clearing agreements ("cleared derivatives contracts") under the Dodd-Frank Act. These cleared derivatives contracts enable clearing by a derivatives clearing organization through a clearing member. Under the contracts, the clearing member typically has a one-way right to offset all contracts in the event of the Company’s default or bankruptcy. As such, the cleared derivatives contracts are not bilateral master netting agreements and do not allow for offsetting. At June 30, 2015 and December 31, 2014, the Company had $36 million and $0, respectively, in derivative assets of cleared derivatives contracts and $26 million and $36 million, respectively, in derivative liabilities of cleared derivatives contracts.

NOTE 5—AVAILABLE-FOR-SALE AND HELD-TO-MATURITY SECURITIES
The amortized cost and fair value of available-for-sale and held-to-maturity securities at June 30, 2015 and December 31, 2014 are shown in the following tables (dollars in millions):

	Amortized Cost	Gross Unrealized / Unrecognized Gains	Gross Unrealized / Unrecognized Losses	Fair Value
June 30, 2015:
Available-for-sale securities:
Debt securities:
Agency residential mortgage-backed securities and CMOs	$12,861	$96	$(160)	$12,797
Agency debentures	645	17	(15)	647
Agency debt securities	342	7	—	349
Municipal bonds	36	—	—	36
Corporate bonds	6	—	(1)	5
Total debt securities	13,890	120	(176)	13,834
Publicly traded equity securities(1)	32	—	—	32
Total available-for-sale securities	$13,922	$120	$(176)	$13,866
Held-to-maturity securities:
Agency residential mortgage-backed securities and CMOs	$9,548	$182	$(49)	$9,681
Agency debentures	201	—	—	201
Agency debt securities	2,532	47	(6)	2,573
Other non-agency debt securities	10	—	—	10
Total held-to-maturity securities	$12,291	$229	$(55)	$12,465

December 31, 2014:
Available-for-sale securities:
Debt securities:
Agency residential mortgage-backed securities and CMOs	$11,156	$113	$(105)	$11,164
Agency debentures	620	28	—	648
Agency debt securities	487	12	—	499
Municipal bonds	40	1	(1)	40
Corporate bonds	5	—	(1)	4
Total debt securities	12,308	154	(107)	12,355
Publicly traded equity securities(1)	33	—	—	33
Total available-for-sale securities	$12,341	$154	$(107)	$12,388
Held-to-maturity securities:
Agency residential mortgage-backed securities and CMOs	$9,793	$217	$(39)	$9,971
Agency debentures	164	2	—	166
Agency debt securities	2,281	54	(6)	2,329
Other non-agency debt securities	10	—	—	10
Total held-to-maturity securities	$12,248	$273	$(45)	$12,476

(1)	Publicly traded equity securities consisted of investments in a mutual fund related to the Community Reinvestment Act.

Contractual Maturities
The contractual maturities of all available-for-sale and held-to-maturity debt securities at June 30, 2015 are shown below (dollars in millions):

	Amortized Cost	Fair Value
Available-for-sale debt securities:
Due within one year	$3	$3
Due within one to five years	20	20
Due within five to ten years	2,146	2,114
Due after ten years	11,721	11,697
Total available-for-sale debt securities	$13,890	$13,834
Held-to-maturity debt securities:
Due within one year	$189	$189
Due within one to five years	1,101	1,147
Due within five to ten years	2,800	2,860
Due after ten years	8,201	8,269
Total held-to-maturity debt securities	$12,291	$12,465
The Company pledged $1.4 billion and $1.6 billion at June 30, 2015 and December 31, 2014, respectively, of available-for-sale debt securities and $3.1 billion at both June 30, 2015 and December 31, 2014 of held-to-maturity debt securities as collateral for repurchase agreements, derivatives and other purposes.

Investments with Unrealized or Unrecognized Losses
The following tables show the fair value and unrealized or unrecognized losses on available-for-sale and held-to-maturity securities, aggregated by investment category, and the length of time that individual securities have been in a continuous unrealized or unrecognized loss position at June 30, 2015 and December 31, 2014 (dollars in millions):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized / Unrecognized Losses	Fair Value	Unrealized / Unrecognized Losses	Fair Value	Unrealized / Unrecognized Losses
June 30, 2015:
Available-for-sale securities:
Debt securities:
Agency residential mortgage-backed securities and CMOs	$3,808	$(57)	$3,886	$(103)	$7,694	$(160)
Agency debentures	328	(15)	8	—	336	(15)
Agency debt securities	22	—	—	—	22	—
Municipal bonds	—	—	16	—	16	—
Corporate bonds	—	—	5	(1)	5	(1)
Publicly traded equity securities	12	—	—	—	12	—
Total temporarily impaired available-for-sale securities	$4,170	$(72)	$3,915	$(104)	$8,085	$(176)
Held-to-maturity securities:
Agency residential mortgage-backed securities and CMOs	$1,123	$(11)	$1,722	$(38)	$2,845	$(49)
Agency debentures	37	—	—	—	37	—
Agency debt securities	760	(4)	143	(2)	903	(6)
Total temporarily impaired held-to-maturity securities	$1,920	$(15)	$1,865	$(40)	$3,785	$(55)

December 31, 2014:
Available-for-sale securities:
Debt securities:
Agency residential mortgage-backed securities and CMOs	$403	$(1)	$4,674	$(104)	$5,077	$(105)
Agency debentures	—	—	9	—	9	—
Municipal bonds	3	—	16	(1)	19	(1)
Corporate bonds	—	—	5	(1)	5	(1)
Total temporarily impaired available-for-sale securities	$406	$(1)	$4,704	$(106)	$5,110	$(107)
Held-to-maturity securities:
Agency residential mortgage-backed securities and CMOs	$45	$—	$2,289	$(39)	$2,334	$(39)
Agency debt securities	110	(1)	560	(5)	670	(6)
Total temporarily impaired held-to-maturity securities	$155	$(1)	$2,849	$(44)	$3,004	$(45)
The Company does not believe that any individual unrealized loss in the available-for-sale or unrecognized loss in the held-to-maturity portfolio as of June 30, 2015 represents a credit loss. The credit loss component is the difference between the security’s amortized cost basis and the present value of its expected future cash flows, and is recognized in earnings. The noncredit loss component is the difference between the present value of its expected future cash flows and the fair value and is recognized through other comprehensive income ("OCI"). The Company assessed whether it intends to sell, or whether it is more likely than not that the Company will be required to sell an impaired security before recovery of its amortized cost basis. For debt securities that are considered other-than-temporarily impaired and that the Company does not intend to sell as of the balance sheet date and will not be required to sell prior to recovery of its amortized cost basis, the Company determines the amount of the impairment that is related to credit and the amount due to all other factors.
The majority of the unrealized or unrecognized losses on mortgage-backed securities are attributable to changes in interest rates in the market. Agency residential mortgage-backed securities and CMOs, agency debentures and agency debt securities are guaranteed or issued by U.S. government sponsored enterprises and federal agencies. Municipal bonds and corporate bonds are evaluated by reviewing the credit-worthiness of the issuer and general market conditions. The Company does not intend to sell the debt securities in an unrealized or unrecognized loss position as of the balance sheet date and it is not more likely than not that the Company will be required to sell the debt securities before the anticipated recovery of its remaining amortized cost of the debt securities in an unrealized or unrecognized loss position at June 30, 2015.
There were no impairment losses recognized in earnings on available-for-sale and held-to-maturity securities during the six months ended June 30, 2015 and 2014.
Included within the Company's securities portfolios are securities that have been written-down to a zero carrying value. The credit loss component of debt securities held by the Company that had a noncredit loss component previously recognized in other comprehensive income was $152 million at both June 30, 2015 and December 31, 2014. Of this amount, $123 million relates to debt securities that have been factored to zero, but the Company still holds legal title to these securities until maturity or until they are sold.
Gains on Loans and Securities, Net
The detailed components of the gains on loans and securities, net line item on the consolidated statement of income for the three and six months ended June 30, 2015 and 2014 are as follows (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Gains on loans, net	$—	$7	$—	$7
Gains on securities, net:
Gains on available-for-sale securities	8	3	18	$22
Hedge ineffectiveness	3	(3)	2	(7)
Gains on securities, net	11	—	20	15
Gains on loans and securities, net	$11	$7	$20	$22

NOTE 6—LOANS RECEIVABLE, NET
Loans receivable, net at June 30, 2015 and December 31, 2014 are summarized as follows (dollars in millions):

	June 30, 2015	December 31, 2014
One- to four-family	$2,777	$3,060
Home equity	2,453	2,834
Consumer and other	395	455
Total loans receivable	5,625	6,349
Unamortized premiums, net	29	34
Allowance for loan losses	(402)	(404)
Total loans receivable, net	$5,252	$5,979
At June 30, 2015, the Company pledged $4.8 billion and $0.4 billion of loans as collateral to the FHLB and Federal Reserve Bank, respectively. At December 31, 2014, the Company pledged $5.4 billion and $0.5 billion of loans as collateral to the FHLB and Federal Reserve Bank, respectively.
The following table represents the breakdown of the total recorded investment in loans receivable and allowance for loan losses by loans that have been collectively evaluated for impairment and those that have been individually evaluated for impairment at June 30, 2015 and December 31, 2014 (dollars in millions):

	Recorded Investment		Allowance for Loan Losses
	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Collectively evaluated for impairment:
One- to four-family	$2,492	$2,764	$37	$18
Home equity	2,242	2,625	289	310
Consumer and other	400	461	8	10
Total collectively evaluated for impairment	5,134	5,850	334	338
Individually evaluated for impairment:
One- to four-family	304	316	12	9
Home equity	216	217	56	57
Total individually evaluated for impairment	520	533	68	66
Total	$5,654	$6,383	$402	$404
Credit Quality and Concentrations of Credit Risk
The Company tracks and reviews factors to predict and monitor credit risk in its mortgage loan portfolio on an ongoing basis. These factors include: loan type, estimated current LTV/CLTV ratios, delinquency history, borrowers’ current credit scores, housing prices, loan vintage and geographic location of the property. The Company believes LTV/CLTV ratios and credit scores are the key factors in determining future loan performance. The factors are updated on at least a quarterly basis. The Company tracks and reviews delinquency status to predict and monitor credit risk in the consumer and other loan portfolio on at least a quarterly basis.
Credit Quality
The following tables show the distribution of the Company’s mortgage loan portfolios by credit quality indicator at June 30, 2015 and December 31, 2014 (dollars in millions):

	One- to Four-Family		Home Equity
Current LTV/CLTV (1)	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
<=80%	$1,604	$1,757	$936	$1,081
80%-100%	703	807	621	755
100%-120%	297	311	492	557
>120%	173	185	404	441
Total mortgage loans receivable	$2,777	$3,060	$2,453	$2,834
Average estimated current LTV/CLTV (2)	79%	79%	93%	92%
Average LTV/CLTV at loan origination (3)	71%	71%	81%	80%

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

	One- to Four-Family		Home Equity
Current FICO (1)	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
>=720	$1,583	$1,734	$1,286	$1,487
719 - 700	264	296	252	292
699 - 680	225	260	212	238
679 - 660	182	197	168	203
659 - 620	211	237	230	258
<620	312	336	305	356
Total mortgage loans receivable	$2,777	$3,060	$2,453	$2,834

(1)
FICO scores are updated on a quarterly basis; however, there were approximately $43 million and $49 million of one- to four-family loans at June 30, 2015 and December 31, 2014, respectively, and $3 million and $4 million of home equity loans, respectively, for which the updated FICO scores were not available. For these loans, the current FICO distribution included the most recent FICO scores where available, otherwise the original FICO score was used.

Concentrations of Credit Risk
One- to four-family loans include interest-only loans for a five to ten year period, followed by an amortizing period ranging from 20 to 25 years. At June 30, 2015, 40% of the Company's one- to four-family portfolio was not yet amortizing. However, during the trailing twelve months ended June 30, 2015, approximately 17% of these borrowers made voluntary annual principal payments of at least $2,500 and slightly over a third of those borrowers made voluntary annual principal payments of at least $10,000.
The home equity loan portfolio is primarily second lien loans on residential real estate properties, which have a higher level of credit risk than first lien mortgage loans. Approximately 13% of the home equity portfolio was in the first lien position and the Company holds both the first and second lien positions in less than 1% of the home equity loan portfolio at June 30, 2015. The home equity loan portfolio consists of approximately 18% of home equity installment loans and approximately 82% of home equity lines of credit at June 30, 2015.
Home equity installment loans are primarily fixed rate and fixed term, fully amortizing loans that do not offer the option of an interest-only payment. The majority of home equity lines of credit convert to amortizing loans at the end of the draw period, which typically ranges from five to ten years. Approximately 6% of this portfolio will require the borrowers to repay the loan in full at the end of the draw period. At June 30, 2015, 72% of the home equity line of credit portfolio had not converted from the interest-only draw period and had not begun amortizing. However, during the trailing twelve months ended June 30, 2015, approximately 40% of the borrowers made annual principal payments of at least $500 on their home equity lines of credit and slightly under half of those borrowers reduced their principal balance by at least $2,500.
The following table outlines when one- to four-family and home equity lines of credit convert to amortizing by percentage of the one- to four-family portfolio and home equity line of credit portfolios, respectively, at June 30, 2015:

Period of Conversion to Amortizing Loan	% of One- to Four-Family Portfolio	% of Home Equity Line of Credit Portfolio
Already amortizing	60%	28%
Through December 31, 2015	2%	14%
Year ending December 31, 2016	16%	43%
Year ending December 31, 2017	22%	14%
Year ending December 31, 2018 or later	—%	1%
Approximately 38% of the Company’s mortgage loans receivable were concentrated in California at both June 30, 2015 and December 31, 2014. No other state had concentrations of mortgage loans that represented 10% or more of the Company’s mortgage loans receivable at June 30, 2015 and December 31, 2014.
Delinquent Loans
The following table shows total loans receivable by delinquency category at June 30, 2015 and December 31, 2014 (dollars in millions):

	Current	30-89 Days Delinquent	90-179 Days Delinquent	180+ Days Delinquent	Total
June 30, 2015
One- to four-family	$2,559	$76	$17	$125	$2,777
Home equity	2,317	61	33	42	2,453
Consumer and other	388	6	1	—	395
Total loans receivable	$5,264	$143	$51	$167	$5,625
December 31, 2014
One- to four-family	$2,813	$88	$28	$131	$3,060
Home equity	2,702	60	29	43	2,834
Consumer and other	447	7	1	—	455
Total loans receivable	$5,962	$155	$58	$174	$6,349
Nonperforming Loans
The Company classifies loans as nonperforming when they are no longer accruing interest, which includes loans that are 90 days and greater past due, TDRs that are on nonaccrual status for all classes of loans (including loans in bankruptcy) and certain junior liens that have a delinquent senior lien. The following table shows the comparative data for nonperforming loans at June 30, 2015 and December 31, 2014 (dollars in millions):

	June 30, 2015	December 31, 2014
One- to four-family	$282	$294
Home equity	169	165
Consumer and other	1	1
Total nonperforming loans receivable	$452	$460
Real Estate Owned and Loans with Formal Foreclosure Proceedings in Process
At June 30, 2015 and December 31, 2014, the Company held $26 million and $36 million, respectively, of real estate owned that were acquired through foreclosure or through a deed in lieu of foreclosure or similar legal agreement. The Company also held $77 million and $107 million of loans for which formal foreclosure proceedings were in process at June 30, 2015 and December 31, 2014, respectively.

Allowance for Loan Losses
The following table provides a roll forward by loan portfolio of the allowance for loan losses for the three and six months ended June 30, 2015 and 2014 (dollars in millions):

	Three Months Ended June 30, 2015
	One- to Four-Family	Home Equity	Consumer and Other	Total
Allowance for loan losses, beginning of period	$31	$360	$11	$402
Provision for loan losses	20	(15)	(2)	3
Charge-offs	(2)	(9)	(3)	(14)
Recoveries	—	9	2	11
Charge-offs, net	(2)	—	(1)	(3)
Allowance for loan losses, end of period	$49	$345	$8	$402

	Three Months Ended June 30, 2014
	One- to Four-Family	Home Equity	Consumer and Other	Total
Allowance for loan losses, beginning of period	$52	$327	$24	$403
Provision for loan losses	(8)	21	(1)	12
Charge-offs	—	(17)	(4)	(21)
Recoveries	—	6	1	7
Charge-offs, net	—	(11)	(3)	(14)
Allowance for loan losses, end of period	$44	$337	$20	$401

	Six Months Ended June 30, 2015
	One- to Four-Family	Home Equity	Consumer and Other	Total
Allowance for loan losses, beginning of period	$27	$367	$10	$404
Provision for loan losses	25	(17)	—	8
Charge-offs	(3)	(19)	(6)	(28)
Recoveries	—	14	4	18
Charge-offs, net	(3)	(5)	(2)	(10)
Allowance for loan losses, end of period	$49	$345	$8	$402

	Six Months Ended June 30, 2014
	One- to Four-Family	Home Equity	Consumer and Other	Total
Allowance for loan losses, beginning of period	$102	$326	$25	$453
Provision for loan losses	(26)	41	1	16
Charge-offs	(43)	(41)	(9)	(93)
Recoveries	11	11	3	25
Charge-offs, net	(32)	(30)	(6)	(68)
Allowance for loan losses, end of period	$44	$337	$20	$401
The general allowance for loan losses also included a qualitative component to account for a variety of factors that present additional uncertainty that may not be fully considered in the quantitative loss model but are factors the Company believes may impact the level of credit losses. The total qualitative component was $13 million and $37 million at June 30, 2015 and December 31, 2014, respectively. See Note 1—Organization, Basis of Presentation and Summary of Significant Accounting Policies for additional information on allowance for loan losses.
During the six months ended June 30, 2015 and 2014, the Company received one-time payments of $2 million and $11 million, respectively, from third party mortgage originators to satisfy in full all pending and future repurchase requests with them. The Company recognized these settlements as recoveries to the allowance for loan losses, resulting in a corresponding reduction to net charge-offs as well as provision for loan losses.

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
Delinquency status is the primary measure the Company uses to evaluate the performance of loans modified as TDRs. As mentioned above, the Company classifies loans as nonperforming when they are no longer accruing interest, which includes loans that are 90 days and greater past due, TDRs that are on nonaccrual status for all classes of loans, including loans in bankruptcy, and certain junior liens that have a delinquent senior lien. The following table shows a summary of the Company’s recorded investment in TDRs that were on accrual and nonaccrual status, further disaggregated by delinquency status, in addition to the recorded investment in TDRs at June 30, 2015 and December 31, 2014 (dollars in millions):

		Nonaccrual TDRs
	Accrual TDRs(1)	Current(2)	30-89 Days Delinquent	90-179 Days Delinquent	180+ Days Delinquent	Total Recorded Investment in TDRs (3)(4)
June 30, 2015
One- to four-family	$110	$115	$23	$5	$51	$304
Home equity	118	58	14	7	19	216
Total	$228	$173	$37	$12	$70	$520
December 31, 2014
One- to four-family	$121	$111	$24	$12	$48	$316
Home equity	127	51	14	6	19	217
Total	$248	$162	$38	$18	$67	$533

(1)	Represents loans modified as TDRs that are current and have made six or more consecutive payments.

(2)	Represents loans modified as TDRs that are current but have not yet made six consecutive payments, bankruptcy loans and certain junior lien TDRs that have a delinquent senior lien.

(3)
The unpaid principal balance in one- to four-family TDRs was $301 million and $314 million at June 30, 2015 and December 31, 2014, respectively. For home equity loans, the recorded investment in TDRs represents the unpaid principal balance.

(4)
Total recorded investment in TDRs at June 30, 2015 consisted of $352 million of loans modified as TDRs and $168 million of loans that have been charged off due to bankruptcy notification. Total recorded investment in TDRs at December 31, 2014 consisted of $354 million of loans modified as TDRs and $179 million of loans that have been charged off due to bankruptcy notification.

The following table shows the average recorded investment and interest income recognized both on a cash and accrual basis for the Company’s TDRs during the three and six months ended June 30, 2015 and 2014 (dollars in millions):

	Average Recorded Investment		Interest Income Recognized
	Three Months Ended June 30,		Three Months Ended June 30,
	2015	2014	2015	2014
One- to four-family	$307	$520	$2	$3
Home equity	221	229	4	5
Total	$528	$749	$6	$8

	Average Recorded Investment		Interest Income Recognized
	Six Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
One- to four-family	$310	$797	$4	$11
Home equity	219	233	9	9
Total	$529	$1,030	$13	$20
The decrease in the average recorded investments of one- to four-family TDRs comparing the three and six months ended June 30, 2015 and 2014 was primarily due to the sale of $0.8 billion of one- to four-family loans modified as TDRs during 2014.

Included in the allowance for loan losses was a specific valuation allowance of $68 million and $66 million that was established for TDRs at June 30, 2015 and December 31, 2014, respectively. The specific allowance for these individually impaired loans represents the forecasted losses over the estimated remaining life of the loans, including the economic concessions granted to the borrowers. The following table shows detailed information related to the Company’s TDRs at June 30, 2015 and December 31, 2014 (dollars in millions):

	June 30, 2015			December 31, 2014
	Recorded Investment in TDRs	Specific Valuation Allowance	Net Investment in TDRs	Recorded Investment in TDRs	Specific Valuation Allowance	Net Investment in TDRs
With a recorded allowance:
One- to four-family	$84	$12	$72	$88	$9	$79
Home equity	$123	$56	$67	$118	$57	$61
Without a recorded allowance:(1)
One- to four-family	$220	$—	$220	$228	$—	$228
Home equity	$93	$—	$93	$99	$—	$99
Total:
One- to four-family	$304	$12	$292	$316	$9	$307
Home equity	$216	$56	$160	$217	$57	$160

(1)	Represents loans where the discounted cash flow analysis or collateral value is equal to or exceeds the recorded investment in the loan.
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
The vast majority of the Company’s loans modified as TDRs include an interest rate reduction in combination with another type of concession. The Company prioritizes the interest rate reduction modifications in combination with the following modification categories: principal forgiven, principal deferred and re-age/extension/capitalization of accrued interest. Each class is mutually exclusive in that if a modification had an interest rate reduction with principal forgiven and an extension, the modification would only be presented in the principal forgiven column in the table below. The following tables provide the number of loans, post-modification balances immediately after being modified by major class, and the financial impact of modifications during the three and six months ended June 30, 2015 and 2014 (dollars in millions):

	Three Months Ended June 30, 2015
		Interest Rate Reduction					Financial Impact
	Number of Loans	Principal Forgiven	Re-age/ Extension/ Interest Capitalization	Other with Interest Rate Reduction	Other	Total	Pre-Modification Weighted Average Interest Rate	Post-Modification Weighted Average Interest Rate
One- to four-family	10	$—	$2	$—	$1	$3	4.7%	2.8%
Home equity	10	—	1	—	—	1	4.0%	2.0%
Total	20	$—	$3	$—	$1	$4

	Three Months Ended June 30, 2014
		Interest Rate Reduction					Financial Impact
	Number of Loans	Principal Forgiven	Re-age/ Extension/ Interest Capitalization	Other with Interest Rate Reduction	Other	Total	Pre-Modification Weighted Average Interest Rate	Post-Modification Weighted Average Interest Rate
One- to four-family	4	$—	$1	$—	$—	$1	4.1%	2.9%
Home equity	68	—	1	1	3	5	6.3%	2.7%
Total	72	$—	$2	$1	$3	$6

	Six Months Ended June 30, 2015
		Interest Rate Reduction					Financial Impact
	Number of Loans	Principal Forgiven	Re-age/ Extension/ Interest Capitalization	Other with Interest Rate Reduction	Other(1)	Total	Pre-Modification Weighted Average Interest Rate	Post-Modification Weighted Average Interest Rate
One- to four-family	16	$—	$3	$—	$1	$4	5.0%	2.6%
Home equity	253	—	2	1	16	19	3.8%	4.4%
Total	269	$—	$5	$1	$17	$23

	Six Months Ended June 30, 2014
		Interest Rate Reduction					Financial Impact
	Number of Loans	Principal Forgiven	Re-age/ Extension/ Interest Capitalization	Other with Interest Rate Reduction	Other	Total	Pre-Modification Weighted Average Interest Rate	Post-Modification Weighted Average Interest Rate
One- to four-family	37	$1	$5	$2	$4	$12	4.8%	2.7%
Home equity	114	—	3	2	4	9	5.3%	2.4%
Total	151	$1	$8	$4	$8	$21

(1)
Includes TDRs that resulted from a loan modification program offered to a subset of borrowers with home equity lines of credit whose original loan terms provided the borrowers the option to accelerate their date of conversion to amortizing loans. As certain terms of the Company's offer represented economic concessions, such as longer amortization periods than were in the original loan agreements, this program resulted in $14 million of TDRs during the first quarter of 2015.

The Company considers modifications that become 30 days past due to have experienced a payment default. The following table shows the recorded investment in modifications that experienced a payment default within 12 months after the modification for the three and six months ended June 30, 2015 and 2014 (dollars in millions):

	Three Months Ended June 30,
	2015		2014
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
One- to four-family(1)	—	$—	3	$1
Home equity(2)(3)	28	1	13	1
Total	28	$1	16	$2

	Six Months Ended June 30,
	2015		2014
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
One- to four-family(1)	2	$1	21	$8
Home equity(2)(3)	68	3	21	1
Total	70	$4	42	$9

(1)
For the three and six months ended June 30, 2015, $0 and $1 million, respectively of the recorded investment in one- to four-family loans that had a payment default in the trailing 12 months was classified as current, compared to $1 million for both the three and six months ended June 30, 2014.

(2)
For both the three and six months ended June 30, 2015, $1 million and $2 million of the recorded investment in home equity loans that had a payment default in the trailing 12 months was classified as current, compared to less than $1 million for both the three and six months ended June 30, 2014.

(3)	The majority of these home equity modifications during the six months ended June 30, 2015 experienced servicer transfers during this same period.
NOTE 7—ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The Company enters into derivative transactions primarily to protect against interest rate risk on the value of certain assets, liabilities and future cash flows. Cash flow hedges, which include a combination of interest rate swaps and purchased options, including caps, are used primarily to reduce the variability of future cash flows associated with existing variable-rate assets and liabilities and forecasted issuances of liabilities. Fair value hedges, which include interest rate swaps, are used to offset exposure to changes in value of certain fixed-rate assets and liabilities. Each derivative instrument is recorded on the consolidated balance sheet at fair value as a freestanding asset or liability. The following table summarizes the fair value amounts of derivatives designated as hedging instruments reported in the consolidated balance sheet at June 30, 2015 and December 31, 2014 (dollars in millions):

		Fair Value
	Notional	Asset(1)	Liability(2)	Net(3)
June 30, 2015
Interest rate contracts:
Cash flow hedges	$1,750	$17	$(23)	$(6)
Fair value hedges	2,296	41	(27)	14
Total derivatives designated as hedging instruments(4)	$4,046	$58	$(50)	$8
December 31, 2014
Interest rate contracts:
Cash flow hedges	$2,000	$23	$(24)	$(1)
Fair value hedges	1,069	1	(42)	(41)
Total derivatives designated as hedging instruments(4)	$3,069	$24	$(66)	$(42)

(1)	Reflected in the other assets line item on the consolidated balance sheet.

(2)	Reflected in the other liabilities line item on the consolidated balance sheet.

(3)	Represents derivative assets net of derivative liabilities for disclosure purposes only.

(4)	All derivatives were designated as hedging instruments at June 30, 2015 and December 31, 2014.

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
The future issuances of liabilities, including repurchase agreements, are largely dependent on the market demand and liquidity in the wholesale borrowings market. At June 30, 2015, the Company believes the forecasted issuance of all liabilities in cash flow hedge relationships is probable. However, unexpected changes in market conditions in future periods could impact the ability to issue these liabilities. The Company believes the forecasted issuance of liabilities in the form of repurchase agreements is most susceptible to an unexpected change in market conditions.
The following table summarizes the effect of interest rate contracts designated and qualifying as hedging instruments in cash flow hedges on accumulated other comprehensive loss and on the consolidated statement of income for the three and six months ended June 30, 2015 and 2014 (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015(1)	2014(1)	2015(1)	2014(1)
Gains (losses) on derivatives recognized in OCI (effective portion), net of tax	$6	$(16)	$(5)	$(32)
Losses reclassified from AOCI into earnings (effective portion), net of tax	$(16)	$(20)	$(32)	$(41)

(1)
The Company had cash flow hedge ineffectiveness gains of less than $1 million for both the three and six months ended June 30, 2015 and 2014, respectively, which are reflected in the Gains on loans and securities, net line item on the consolidated statement of income.

During the upcoming twelve months, the Company expects to include a pre-tax amount of approximately $101 million of net unrealized losses that are currently reflected in accumulated other comprehensive loss in net operating interest income as a yield adjustment in the same periods in which the related hedged items affect earnings. The maximum length of time over which transactions are hedged is 7 years.
The following table shows the balance in accumulated other comprehensive loss attributable to active and discontinued cash flow hedges at June 30, 2015 and December 31, 2014 (dollars in millions):

	June 30, 2015	December 31, 2014
Accumulated other comprehensive loss balance (net of tax) related to:
Discontinued cash flow hedges	$(199)	$(227)
Active cash flow hedges	(35)	(34)
Total cash flow hedges	$(234)	$(261)

The following table shows the balance in accumulated other comprehensive loss attributable to cash flow hedges by type of hedged item at June 30, 2015 and December 31, 2014 (dollars in millions):

	June 30, 2015	December 31, 2014
Repurchase agreements	$(309)	$(341)
FHLB advances	(71)	(81)
Total balance of cash flow hedges, before tax	(380)	(422)
Tax benefit	146	161
Total balance of cash flow hedges, net of tax	$(234)	$(261)
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
The following table summarizes the effect of interest rate contracts designated and qualifying as hedging instruments in fair value hedges and related hedged items on the consolidated statement of income for the three and six months ended June 30, 2015 and 2014 (dollars in millions):

	Three Months Ended June 30,
	2015			2014
	Hedging Instrument	Hedged Item	Hedge Ineffectiveness(1)	Hedging Instrument	Hedged Item	Hedge Ineffectiveness(1)
Agency debentures	$36	$(35)	$1	$(26)	$23	$(3)
Agency mortgage-backed securities	59	(57)	2	(6)	6	—
Total gains (losses) included in earnings	$95	$(92)	$3	$(32)	$29	$(3)

	Six Months Ended June 30,
	2015			2014
	Hedging Instrument	Hedged Item	Hedge Ineffectiveness(1)	Hedging Instrument	Hedged Item	Hedge Ineffectiveness(1)
Agency debentures	$15	$(15)	$—	$(57)	$50	$(7)
Agency mortgage-backed securities	40	(38)	2	(17)	17	—
Total gains (losses) included in earnings	$55	$(53)	$2	$(74)	$67	$(7)

(1)	Reflected in the gains on loans and securities, net line item on the consolidated statement of income.

NOTE 8—SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE, FHLB ADVANCES AND OTHER BORROWINGS
Securities sold under agreements to repurchase, FHLB advances and other borrowings at June 30, 2015 and December 31, 2014 are shown in the following table (dollars in millions):

		FHLB Advances and Other Borrowings
	Repurchase Agreements(1)	FHLB Advances	Other	Total	Weighted Average Interest Rate
Due within one year	$3,217	$270	$—	$3,487	0.31%
Due between one and two years	400	250	—	650	0.90%
Due between two and three years	—	400	—	400	0.45%
Thereafter	—	—	428	428	2.96%
Subtotal	3,617	920	428	4,965	0.63%
Fair value hedge adjustments	—	16	—	16
Deferred costs	—	(55)	—	(55)
Total at June 30, 2015	$3,617	$881	$428	$4,926	0.63%
Total at December 31, 2014	$3,672	$871	$428	$4,971	0.64%

(1)	The maximum amount at any month end for repurchase agreements was $3.8 billion and $4.9 billion for the six months ended June 30, 2015 and the year ended December 31, 2014, respectively.
Repurchase Agreements and Securities Lending Transactions Accounted for as Secured Borrowings
The following table summarizes the gross obligation and the remaining contractual maturity of repurchase agreements and securities lending transactions that are accounted for as secured borrowings by the class of collateral pledged at June 30, 2015 (dollars in millions):

	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 days	30-90 days	90 days to one year	One year to two years	Total
Repurchase agreements:(1)
Agency securities	$—	$2,397	$130	$690	$400	$3,617

Deposits received for securities loaned:
Equity securities	$1,948	$—	$—	$—	$—	$1,948

Gross amount of recognized liabilities for repurchase agreements and securities lending transactions						$5,565

(1)	Repurchase agreements include $2 million of accrued interest payable for repurchase agreements at June 30, 2015.
Repurchase agreements and securities lending transactions expose the Company to counterparty credit risk and market risk associated with the collateral pledged under these transactions. To manage the counterparty risk, the Company maintains internal standards for approving counterparties, reviews and analyzes the credit rating of each counterparty, and monitors its positions with each counterparty on an ongoing basis. In addition, for certain of the Company's securities lending transactions, the Company uses a program with a clearing organization that guarantees the return of securities to the Company.
The Company manages its exposure to market risk associated with the collateral pledged under these transactions by using collateral arrangements that require additional collateral to be obtained from or excess collateral to be returned to the counterparties based on changes in market value, to maintain specified collateral levels. See Note 4—Offsetting Assets and Liabilities for more information about the collateral agreements and the potential effect of rights of set off between the recognized assets and recognized liabilities on the consolidated balance sheets.
E*TRADE Clearing maintains secured committed lines of credit with two unaffiliated banks, aggregating to $175 million at June 30, 2015, which are scheduled to mature in June 2016. It also maintains $375 million secured uncommitted lines of credit with several unaffiliated banks. During the second quarter of 2015, E*TRADE Clearing entered into a new 364-

day, $345 million senior unsecured revolving credit facility with a syndicate of banks. The credit facility contains maintenance covenants relating to E*TRADE Clearing's minimum consolidated tangible net worth and regulatory net capital ratio. There was no outstanding balance on any of these lines of credit or credit facilities at June 30, 2015.
NOTE 9—CORPORATE DEBT
Corporate debt at June 30, 2015 and December 31, 2014 is outlined in the following table (dollars in millions):

	Face Value	Discount	Net
June 30, 2015
Interest-bearing notes:
5 3/8% Notes, due 2022	$540	$(6)	$534
4 5/8% Notes, due 2023	460	(6)	454
Total interest-bearing notes	1,000	(12)	988
Non-interest-bearing debt:
0% Convertible debentures, due 2019	35	—	35
Total corporate debt	$1,035	$(12)	$1,023

	Face Value	Discount	Net
December 31, 2014
Interest-bearing notes:
6 3/8% Notes, due 2019	$800	$(5)	$795
5 3/8% Notes, due 2022	540	(7)	533
Total interest-bearing notes	1,340	(12)	1,328
Non-interest-bearing debt:
0% Convertible debentures, due 2019	38	—	38
Total corporate debt	$1,378	$(12)	$1,366
During the first quarter of 2015, the Company issued an aggregate principal amount of $460 million in 4 5/8% Notes, due 2023. Interest is payable semi-annually and the notes may be called by the Company beginning March 15, 2018 at a premium, which declines over time. The Company used the net proceeds from the issuance of the 4 5/8% Notes, along with approximately $432 million of existing corporate cash to redeem all of the outstanding 6 3/8% Notes due 2019 including paying the associated redemption premiums of $68 million, accrued interest and related fees and expenses. This resulted in $73 million in losses on early extinguishment of debt for the quarter ended March 31, 2015. The Company also entered into an amendment to the senior secured revolving credit facility to increase commitments thereunder by $50 million during the first quarter of 2015. There was available capacity for borrowings under the revolving credit facility of $250 million as of June 30, 2015 and the credit facility expires in November 2017. The Company has the ability to borrow against the credit facility for working capital and general corporate purposes. The credit facility contains certain maintenance covenants, including the requirement for the parent company to maintain unrestricted cash of $100 million. At June 30, 2015, there was no outstanding balance under this credit facility.

NOTE 10—INCOME TAXES
Income Tax Expense (Benefit)
Income tax benefit was $175 million and $152 million for the three and six months ended June 30, 2015, respectively, compared to income tax expense of $43 million and $90 million for the same periods in 2014. The effective tax rate was (149)% and (84)% for the three and six months ended June 30, 2015, respectively, compared to 38% and 35% for the same periods in 2014. The difference between the effective tax rates for the three and six months ended June 30, 2015 and the statutory tax rate was primarily due to the settlement of the IRS examination of the Company's 2007, 2009 and 2010 federal tax returns which resulted in the recognition of a $220 million income tax benefit. See the Unrecognized Tax Benefits section below for additional information.
Unrecognized Tax Benefits
The following table provides a reconciliation of the beginning and ending amount of unrecognized tax benefits for the three and six months ended June 30, 2015 (dollars in millions):

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Unrecognized tax benefits, beginning of period	$329	$330
Additions based on tax positions related to prior years	6	6
Additions based on tax positions related to current year	—	1
Reductions based on tax positions related to prior years	(303)	(304)
Settlements with taxing authorities	—	(1)
Statute of limitations lapses	(1)	(1)
Unrecognized tax benefits, end of period	$31	$31
The unrecognized tax benefits decreased $299 million to $31 million during the six months ended June 30, 2015. In May 2015, the Company settled the IRS examination of its 2007, 2009 and 2010 federal tax returns. As a result, the Company released $303 million of reserves related to the uncertain tax positions in the second quarter of 2015. During the third quarter of 2009, the Company incurred a loss on the exchange of $1.7 billion interest-bearing corporate debt for non-interest-bearing convertible debentures. The uncertain tax positions were primarily related to whether certain components of that loss were considered deductible or non-deductible for tax purposes.
Deferred Taxes
Deferred income taxes are recorded when revenues and expenses are recognized in different periods for financial statement and tax return purposes. During the six months ended June 30, 2015, deferred tax assets increased $152 million to $1.1 billion, mainly related to the settlement of the IRS examination as discussed in the Unrecognized Tax Benefits section above.
NOTE 11—ACCUMULATED OTHER COMPREHENSIVE LOSS
The following tables present after-tax changes in each component of accumulated other comprehensive loss for the three and six months ended June 30, 2015 and 2014 (dollars in millions):

	Available-for-sale Securities	Cash Flow Hedging Instruments	Foreign Currency Translation	Total
Beginning balance, March 31, 2015	$40	$(256)	$5	$(211)
Other comprehensive income (loss) before reclassifications	(59)	6	—	(53)
Amounts reclassified from accumulated other comprehensive loss	(5)	16	—	11
Net change	(64)	22	—	(42)
Ending balance, June 30, 2015	$(24)	$(234)	$5	$(253)

	Available-for-sale Securities	Cash Flow Hedging Instruments	Foreign Currency Translation	Total
Beginning balance, March 31, 2014	$(91)	$(293)	$5	$(379)
Other comprehensive income (loss) before reclassifications	82	(16)	—	66
Amounts reclassified from accumulated other comprehensive loss	(2)	20	—	18
Net change	80	4	—	84
Ending balance, June 30, 2014	$(11)	$(289)	$5	$(295)

	Available-for-sale Securities	Cash Flow Hedging Instruments	Foreign Currency Translation	Total
Beginning balance, December 31, 2014	$7	$(261)	$5	$(249)
Other comprehensive income (loss) before reclassifications	(20)	(5)	—	(25)
Amounts reclassified from accumulated other comprehensive loss	(11)	32	—	21
Net change	(31)	27	—	(4)
Ending balance, June 30, 2015	$(24)	$(234)	$5	$(253)

	Available-for-sale Securities	Cash Flow Hedging Instruments	Foreign Currency Translation	Total
Beginning balance, December 31, 2013	$(160)	$(298)	$5	$(453)
Other comprehensive income (loss) before reclassifications	163	(32)	—	131
Amounts reclassified from accumulated other comprehensive loss	(14)	41	—	27
Net change	149	9	—	158
Ending balance, June 30, 2014	$(11)	$(289)	$5	$(295)
The following table presents the income statement line items impacted by reclassifications out of accumulated other comprehensive loss for the three and six months ended June 30, 2015 and 2014 (dollars in millions):

Accumulated Other Comprehensive Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Loss				Affected Line Items in the Consolidated Statement of Income (Loss)
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Available-for-sale securities:
	$8	$3	$18	$22	Gains on loans and securities, net
	(3)	(1)	(7)	(8)	Tax expense
	$5	$2	$11	$14	Reclassification into earnings, net
Cash flow hedging instruments:
	$(26)	$(32)	$(52)	$(67)	Operating interest expense
	10	12	20	26	Tax expense
	$(16)	$(20)	$(32)	$(41)	Reclassification into earnings, net

NOTE 12—EARNINGS PER SHARE
The following table presents a reconciliation of basic and diluted earnings per share (in millions, except share data and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Basic:
Net income	$292	$69	$332	$166
Basic weighted-average shares outstanding (in thousands)	290,086	288,705	289,915	288,380
Basic earnings per share	$1.01	$0.24	$1.15	$0.57
Diluted:
Net income	$292	$69	$332	$166
Basic weighted-average shares outstanding (in thousands)	290,086	288,705	289,915	288,380
Effect of dilutive securities:
Weighted-average convertible debentures (in thousands)	3,568	4,068	3,603	4,073
Weighted-average options and restricted stock issued to employees (in thousands)	1,282	1,053	1,394	1,360
Diluted weighted-average shares outstanding (in thousands)	294,936	293,826	294,912	293,813
Diluted earnings per share	$0.99	$0.24	$1.13	$0.56
For the three months ended June 30, 2015 and 2014, the Company excluded 0.1 million and 0.5 million shares, respectively, of stock options and restricted stock awards and units from the calculations of diluted earnings per share as the effect would have been anti-dilutive. For the six months ended June 30, 2015 and 2014, the Company excluded 0.1 million and 0.6 million shares, respectively, of stock options and restricted stock awards and units from the calculations of diluted earnings per share as the effect would have been anti-dilutive.
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

At June 30, 2015 and December 31, 2014, all of the Company’s broker-dealer subsidiaries met minimum net capital requirements. The tables below summarize the minimum excess capital requirements for the Company’s broker-dealer subsidiaries at June 30, 2015 and December 31, 2014 (dollars in millions):

	Required Net Capital	Net Capital	Excess Net Capital
June 30, 2015:
E*TRADE Clearing(1)	$180	$972	$792
E*TRADE Securities(1)(2)	—	55	55
Other broker-dealers	1	19	18
Total	$181	$1,046	$865
December 31, 2014:
E*TRADE Clearing(1)	$170	$795	$625
E*TRADE Securities(1)	—	459	459
Other broker-dealers	1	19	18
Total	$171	$1,273	$1,102

(1)	Elected to use the Alternative method to compute net capital. The net capital requirement was $250,000 for E*TRADE Securities for both periods presented.

(2)	E*TRADE Securities was moved out from under E*TRADE Bank in February 2015 and subsequently paid dividends of $485 million to the parent company.
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
Failure to meet minimum capital requirements can trigger certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on E*TRADE Financial’s and E*TRADE Bank’s financial condition and results of operations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, E*TRADE Financial and E*TRADE Bank must meet specific capital guidelines that involve quantitative measures of E*TRADE Financial’s and E*TRADE Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. In addition, E*TRADE Bank may not pay dividends to the parent company without approval from its regulators and any loans by E*TRADE Bank to the parent company and its other non-bank subsidiaries are subject to various quantitative, arm’s length, collateralization and other requirements. E*TRADE Financial’s and E*TRADE Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.
Quantitative measures established by regulation to ensure capital adequacy require E*TRADE Financial and E*TRADE Bank to meet minimum Common equity Tier 1 capital, Tier 1 risk-based capital, Total risk-based capital, and Tier 1 leverage ratios. Events beyond management's control, such as deterioration in credit markets, could adversely affect future earnings and E*TRADE Financial’s and E*TRADE Bank’s ability to meet future capital requirements and, in the case of E*TRADE Bank, their ability to pay dividends to the parent company. E*TRADE Financial and E*TRADE Bank were categorized as "well capitalized" under the regulatory framework for prompt corrective action for the periods presented in the table below (dollars in millions):

	June 30, 2015(1)					December 31, 2014(1)
	Actual		Well Capitalized Minimum Capital		Excess Capital	Actual		Well Capitalized Minimum Capital		Excess Capital
	Amount	Ratio	Amount	Ratio	Amount	Amount	Ratio	Amount	Ratio	Amount
E*TRADE Bank(2)
Tier 1 leverage	$4,284	9.8%	$2,195	5.0%	$2,089	$4,548	10.6%	$2,143	5.0%	$2,405
Tier 1 risk-based capital	$4,284	45.4%	$755	8.0%	$3,529	$4,548	25.7%	$1,063	6.0%	$3,485
Total risk-based capital	$4,407	46.7%	$945	10.0%	$3,462	$4,772	26.9%	$1,772	10.0%	$3,000
Common equity Tier 1 capital(3)	$4,284	45.4%	$613	6.5%	$3,671	N/A	N/A	N/A	N/A	N/A

(1)
Due to the change in regulatory requirements described above, the June 30, 2015 ratios were calculated under Basel III requirements and the December 31, 2014 ratios were calculated under Basel I requirements.

(2)	E*TRADE Securities was moved out from under E*TRADE Bank in February 2015.

(3)	The Basel III rule established Common Equity Tier 1 capital as a new tier of capital.

	June 30, 2015
	Actual		Well Capitalized Minimum Capital		Excess Capital
	Amount	Ratio	Amount	Ratio	Amount
E*TRADE Financial:
Tier 1 leverage	$3,813	8.5%	$2,249	5.0%	$1,564
Tier 1 risk-based capital	$3,813	37.7%	$808	8.0%	$3,005
Total risk-based capital	$4,274	42.3%	$1,010	10.0%	$3,264
Common equity Tier 1 capital	$3,813	37.7%	$657	6.5%	$3,156
NOTE 14—COMMITMENTS, CONTINGENCIES AND OTHER REGULATORY MATTERS
Legal Matters
The Company reviews its lawsuits, regulatory inquiries and other legal proceedings on an ongoing basis and provides disclosure and records loss contingencies in accordance with the loss contingencies accounting guidance. The Company establishes an accrual for losses at management's best estimate when it assesses that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Once established, the estimated liability is revised based on currently available information when an event occurs requiring an adjustment.
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
On May 16, 2011, Droplets Inc., the holder of two patents pertaining to user interface servers, filed a complaint in the U.S. District Court for the Eastern District of Texas against E*TRADE Financial Corporation, E*TRADE Securities, E*TRADE Bank and multiple other unaffiliated financial services firms. Plaintiff contends that the defendants engaged in patent infringement under federal law. Plaintiff seeks unspecified damages and an injunction against future infringements, plus royalties, costs, interest and attorneys’ fees. On March 28, 2012, a change of venue was granted and the case was transferred to the United States District Court for the Southern District of New York. The Company filed its answer and counterclaim on June 13, 2012 and plaintiff moved to dismiss the counterclaim. The Company's motion for summary judgment on the grounds of non-infringement was granted by the U.S. District Court in a Decision and Order dated March 9, 2015. All remaining claims are stayed pending resolution of issues on Droplet's remaining patents under review by the Patent Trial and Appeal Board ("PTAB"). On July 6, 2015, the PTAB instituted an inter parties review of plaintiff's 115 patent, which is scheduled to be litigated through March 2016. The Company will continue to defend itself vigorously in this matter, both in the District Court and at the U.S. Patent Office.
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
Regulatory Matters
The securities, futures, foreign currency and banking industries are subject to extensive regulation under federal, state and applicable international laws. From time to time, the Company has been threatened with or named as a defendant in lawsuits, arbitrations and administrative claims involving securities, banking and other matters. The Company is also subject to periodic regulatory audits and inspections. Compliance and trading problems that are reported to regulators, such as the SEC, Federal Reserve Bank of Richmond, FINRA, CFTC, NFA or OCC by dissatisfied customers or others are investigated by such regulators, and may, if pursued, result in formal claims being filed against the Company by customers or disciplinary action being taken against the Company or its employees by regulators. Any such claims or disciplinary actions that are decided against the Company could have a material impact on the financial results of the Company or any of its subsidiaries.
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
The Company’s equity and cost method investments are generally limited liability investments in partnerships, companies and other similar entities, including tax credit partnerships and community development entities, which are not required to be consolidated. The Company had $33 million in unfunded commitments with respect to these investments at June 30, 2015.
At June 30, 2015, the Company had approximately $28 million of certificates of deposit scheduled to mature in less than one year and $110 million of unfunded commitments to extend credit.
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
Prior to 2008, ETB Holdings, Inc. ("ETBH") raised capital through the formation of trusts, which sold trust preferred securities in the capital markets. The capital securities must be redeemed in whole at the due date, which is generally 30 years after issuance. Each trust issued trust preferred securities at par, with a liquidation amount of $1,000 per capital security. The trusts used the proceeds from the sale of issuances to purchase subordinated debentures issued by ETBH.
During the 30-year period prior to the redemption of the trust preferred securities, ETBH guarantees the accrued and unpaid distributions on these securities, as well as the redemption price of the securities and certain costs that may be incurred in liquidating, terminating or dissolving the trusts (all of which would otherwise be payable by the trusts). At June 30, 2015, management estimated that the maximum potential liability under this arrangement, including the current carrying value of the trusts, was equal to approximately $437 million or the total face value of these securities plus dividends, which may be unpaid at the termination of the trust arrangement.
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

The Company evaluates the performance of its segments based on the segment’s income (loss) before income taxes. Financial information for the Company’s reportable segments is presented in the following tables (dollars in millions):

	Three Months Ended June 30, 2015
	Trading and Investing	Balance Sheet Management	Corporate/ Other	Total
Net operating interest income	$178	$88	$1	$267
Total non-interest income	166	12	—	178
Total net revenue	344	100	1	445
Provision for loan losses	—	3	—	3
Total operating expense	214	26	69	309
Income (loss) before other income (expense) and income taxes	130	71	(68)	133
Total other income (expense)	—	—	(16)	(16)
Income (loss) before income taxes	$130	$71	$(84)	$117
Income tax expense (benefit)				(175)
Net income				$292

	Three Months Ended June 30, 2014
	Trading and Investing	Balance Sheet Management	Corporate/ Other	Total
Net operating interest income	$148	$119	$—	$267
Total non-interest income	161	10	—	171
Total net revenue	309	129	—	438
Provision for loan losses	—	12	—	12
Total operating expense	196	36	52	284
Income (loss) before other income (expense) and income taxes	113	81	(52)	142
Total other income (expense)	—	—	(30)	(30)
Income (loss) before income taxes	$113	$81	$(82)	$112
Income tax expense				43
Net income				$69

	Six Months Ended June 30, 2015
	Trading and Investing	Balance Sheet Management	Corporate/ Other	Total
Net operating interest income	$343	$194	$1	$538
Total non-interest income	340	23	—	363
Total net revenue	683	217	1	901
Provision for loan losses	—	8	—	8
Total operating expense	417	62	130	609
Income (loss) before other income (expense) and income taxes	266	147	(129)	284
Total other income (expense)	—	—	(104)	(104)
Income (loss) before income taxes	$266	$147	$(233)	$180
Income tax expense (benefit)				(152)
Net income				$332

	Six Months Ended June 30, 2014
	Trading and Investing	Balance Sheet Management	Corporate/ Other	Total
Net operating interest income	$288	$242	$—	$530
Total non-interest income	357	26	—	383
Total net revenue	645	268	—	913
Provision for loan losses	—	16	—	16
Total operating expense	391	77	106	574
Income (loss) before other income (expense) and income taxes	254	175	(106)	323
Total other income (expense)	—	—	(67)	(67)
Income (loss) before income taxes	$254	$175	$(173)	$256
Income tax expense				90
Net income				$166
Total other income (expense) included losses on early extinguishment of corporate debt of $0 and $73 million during the three and six months ended June 30, 2015, respectively, compared to $0 and $12 million during the three and six months ended June 30, 2014, respectively. For additional information refer to Note 9—Corporate Debt.

Segment Assets

	Trading and Investing	Balance Sheet Management	Corporate/ Other(1)	Total
As of June 30, 2015	$12,115	$34,327	$673	$47,115
As of December 31, 2014	$12,032	$33,075	$423	$45,530

(1)	Corporate/Other category includes corporate assets and other elimination adjustments, such as a line of credit between the operating segments, not allocated to the Company's operating segments.
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

(b)
There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2015, identified in connection with management's evaluation required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
Information in response to this item can be found under the heading "Legal Matters" in Note 14—Commitments, Contingencies and Other Regulatory Matters to Part I. Item 1. Consolidated Financial Statements (Unaudited) in this Quarterly Report and is incorporated by reference into this item.
ITEM 1A.    RISK FACTORS
There have been no material changes in the Company's risk factors from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit Number	Description

+10.1	E*TRADE Financial Corporation 2015 Omnibus Incentive Plan (incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on March 25, 2015)

*+10.2	Employment Agreement dated April 10, 2015 between E*TRADE Financial Corporation and Navtej S. Nandra

*10.3
364-Day Credit Agreement, dated as of June 26, 2015, among E*TRADE Clearing LLC, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, U.S. Bank National Association, as Syndication Agent, and J.P. Morgan Securities LLC and U.S. Bank National Association, as Joint Bookrunners and Joint Lead Arrangers

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
Dated: August 5, 2015

E*TRADE Financial Corporation (Registrant)

By	/S/ PAUL T. IDZIK
Paul T. Idzik
Chief Executive Officer
(Principal Executive Officer)

By	/S/ MICHAEL A. PIZZI
Michael A. Pizzi
Chief Financial Officer
(Principal Financial Officer)

By	/S/ BRENT B. SIMONICH
Brent B. Simonich
Corporate Controller
(Principal Accounting Officer)