Form 10-Q
period 2015-09-30
E TRADE FINANCIAL Corp
filed 2015-11-04
CIK 1015780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
_____________________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
or
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
As of October 31, 2015, there were 292,967,985 shares of common stock outstanding.

E*TRADE FINANCIAL CORPORATION
FORM 10-Q QUARTERLY REPORT
For the Quarter Ended September 30, 2015

i

Unless otherwise indicated, references to "the Company," "we," "us," "our" and "E*TRADE" mean E*TRADE Financial Corporation and its subsidiaries.
E*TRADE, E*TRADE Financial, E*TRADE Bank, Equity Edge, OptionsLink and the Converging Arrows logo are registered trademarks of E*TRADE Financial Corporation in the United States and in other countries.

ii

PART I
FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. These statements discuss, among other things, our future plans, objectives, outlook, strategies, expectations and intentions relating to our business and future financial and operating results and the assumptions that underlie these matters and include any statement that is not historical in nature. These statements may be identified by the use of words such as "assume," "expect," "believe," "may," "will," "should," "anticipate," "intend," "plan," "estimate," "continue" and similar expressions. We caution that actual results could differ materially from those discussed in these forward-looking statements. Important factors that could contribute to our actual results differing materially from any forward-looking statements include, but are not limited to, those discussed under Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q; and Part I. Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC, which are incorporated herein by reference. By their nature forward-looking statements are not guarantees of future performance or results and are subject to risks, uncertainties and assumptions that are difficult to predict or quantify. Actual future results may vary materially from expectations expressed or implied in this report or any of our prior communications. The forward-looking statements contained in this report reflect our expectations only as of the date of this report. You should not place undue reliance on forward-looking statements, as we do not undertake to update or revise forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statements were made, except as required by law.
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
Our capital plan was laid out in 2012 with a key goal of distributing capital from E*TRADE Bank to the parent company, with the key objective of reducing corporate debt which we completed in March 2015. We are now focused on deploying excess capital created through earnings and lower capital requirements at E*TRADE Bank, while continuing to demonstrate the sustainability of our enterprise risk management culture and capabilities.
Key Factors Affecting Financial Performance
Our financial performance is affected by a number of factors outside of our control, including:

•	customer demand for financial products and services;

•	weakness or strength of the residential real estate and credit markets;

•	performance, volume and volatility of the equity and capital markets;

•	customer perception of the financial strength of our franchise;

•	market demand and liquidity in the secondary market for mortgage loans and securities;

•	the level and volatility of interest rates;

•	our ability to move capital to our parent company from our subsidiaries subject to various regulatory approvals; and

•	changes to the rules and regulations governing the financial services industry.
In addition to the items noted above, our success in the future will depend upon, among other things, our ability to:

•	have continued success in the acquisition, growth and retention of brokerage customers;

•	generate meaningful growth in our retirement, investing and savings customer products;

•	demonstrate the sustainability of our enterprise risk management culture and capabilities;

•	mitigate credit costs;

•	manage to a lower Tier 1 leverage ratio at E*TRADE Bank, as stated in our capital plan;

•	generate capital sufficient to meet operating needs;

•	evaluate opportunities and deploy excess capital to maximize shareholder value;

•	assess and manage interest rate risk;

•	maintain expense control and improved operational efficiency; and

•	compete in a technology-intensive industry characterized by rapid innovation.

Management monitors a number of metrics in evaluating the Company’s performance. The most significant of these are shown in the table and discussed in the text below:

	Three Months Ended September 30,		Variance	Nine Months Ended September 30,		Variance
	2015	2014	2015 vs. 2014	2015	2014	2015 vs. 2014
Customer Activity Metrics:
Daily average revenue trades ("DARTs")	155,985	153,494	2%	158,326	168,526	(6)%
Average commission per trade	$10.87	$11.05	(2)%	$10.92	$10.79	1%
Margin receivables (dollars in billions)	$7.9	$8.1	(2)%	$7.9	$8.1	(2)%
End of period brokerage accounts(1)	3,203,531	3,126,476	2%	3,203,531	3,126,476	2%
Net new brokerage accounts(1)	2,205	23,510	(91)%	59,608	128,417	(54)%
Annualized brokerage account attrition rate(1)	11.4%	9.1%	2%	10.0%	8.5%	2%
Customer assets (dollars in billions)	$276.6	$281.7	(2)%	$276.6	$281.7	(2)%
Net new brokerage assets (dollars in billions)	$2.1	$2.3	(9)%	$6.5	$7.4	(12)%
Brokerage related cash (dollars in billions)	$40.2	$40.4	—%	$40.2	$40.4	—%
Company Financial Metrics:
Corporate cash (dollars in millions)	$432	$610	(29)%	$432	$610	(29)%
E*TRADE Financial Tier 1 leverage ratio(2)	8.5%	7.7%	0.8%	8.5%	7.7%	0.8%
E*TRADE Bank Tier 1 leverage ratio(2)(3)	9.2%	10.4%	(1.2)%	9.2%	10.4%	(1.2)%
Special mention loan delinquencies (dollars in millions)	$113	$159	(29)%	$113	$159	(29)%
Allowance for loan losses (dollars in millions)	$376	$401	(6)%	$376	$401	(6)%
Enterprise net interest spread	2.58%	2.54%	0.04%	2.57%	2.52%	0.05%
Enterprise interest-earning assets (average dollars in billions)	$40.4	$41.3	(2)%	$41.3	$41.6	(1)%

(1)
Net new brokerage accounts and end of period brokerage accounts were impacted by the shutdown of the Company’s global trading platform. The shutdown resulted in the closure of 16,818 and 20,143 accounts during the three and nine months ended September 30, 2015, respectively. Net new and end of period brokerage accounts during the nine months ended September 30, 2015 were also impacted by the closure of 3,484 accounts related to the escheatment of unclaimed property. Excluding the impact of these items, annualized brokerage account attrition rate was 9.3% and 9.0% for the three and nine months ended September 30, 2015, respectively.

(2)
Beginning in the first quarter of 2015, E*TRADE Financial and E*TRADE Bank calculate regulatory capital under the Basel III framework using the Standardized Approach, subject to transition provisions. Prior to the first quarter of 2015, the risk-based capital guidelines that applied to E*TRADE Bank were based upon the 1988 capital accords of the Basel Committee on Banking Supervision ("BCBS"), a committee of central banks and bank supervisors, as implemented by the U.S. Federal banking agencies, including the OCC, commonly known as Basel I. As a savings and loan holding company, E*TRADE Financial was not previously subject to specific statutory capital requirements. Therefore, E*TRADE Financial's Tier 1 leverage ratio as of September 30, 2014 was a non-GAAP measure and was calculated based on the Federal Reserve’s well-capitalized requirements then applicable to bank holding companies. See Liquidity and Capital Resources in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for a reconciliation of this non-GAAP measure to the comparable GAAP measure.

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
Significant Events in the Third Quarter of 2015
Terminated $4.4 billion of Legacy Wholesale Funding Obligations

•
We terminated $4.4 billion of legacy wholesale funding obligations, including repurchase agreements and FHLB advances, in September 2015. In connection with the termination, we recorded a pre-tax charge of $413 million during the third quarter of 2015. We expect the termination of the legacy wholesale funding obligations to significantly reduce our funding costs, thereby improving our ability to generate net income.

E*TRADE Bank Issued a $114 million Dividend to the Parent Company

•
We received approval from our regulators for a $114 million dividend from E*TRADE Bank to the parent company, totaling $756 million in quarterly dividends from E*TRADE Bank to the parent company since the third quarter of 2013 and continuing to reflect significant progress in our capital plan. Subsequently, in connection with the termination of the legacy wholesale funding obligations, the parent company contributed $110 million of corporate cash to E*TRADE Bank in order to maintain targeted capital levels.

Move of Broker-Dealer from under E*TRADE Bank and Dividends Issued to the Parent Company

•	E*TRADE Clearing was moved out from under E*TRADE Bank in July 2015.

•
E*TRADE Securities issued a $30 million dividend to the parent company, totaling $515 million in dividends from E*TRADE Securities to the parent company since E*TRADE Securities was moved out from under E*TRADE Bank in February 2015.

Enhancements to Our Trading and Investing Products and Services

•
On our active trader platform, E*TRADE Pro, we made a series of significant enhancements to the options analyzer that enable traders to build multiple options strategies, run various scenarios based on expiration date and price point, more easily customize graphing features, and seamlessly send any strategy directly for trade execution.

•
We added considerable capabilities to our mobile applications, including an improved ability to view market data directly on the Apple Watch face, conditional orders and rolling options for our core smartphone apps, and enhanced tablet functionality.

EARNINGS OVERVIEW
We generated net income (loss) of $(153) million and $179 million, or $(0.53) and $0.61 per diluted share, on total net revenue of $73 million and $974 million for the three and nine months ended September 30, 2015, respectively. During the third quarter of 2015, we terminated $4.4 billion of legacy wholesale funding obligations. We expect this action to significantly reduce our funding costs, thereby improving our ability to generate net income. In connection with this termination, we recorded a pre-tax charge of $413 million on our consolidated statement of income (loss), including $43 million of losses on early extinguishment of debt, and $370 million of losses that were reclassified from accumulated comprehensive loss related to cash flow hedges and included in the gains (losses) on securities and other line item. Net operating interest income decreased 1% to $263 million and increased 1% to $801 million for the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014. Commissions, fees and service charges and other revenue increased 2% to $170 million and decreased 1% to $513 million for the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014. Provision (benefit) for loan losses was $(25) million and $(17) million for the three and nine months ended September 30, 2015, respectively, compared to $10 million and $26 million for the same periods in 2014. Total operating expenses increased 6% to $293 million and 6% to $902 million for the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014.
The following sections describe in detail the changes in key operating factors and other changes and events that affected net revenue, provision (benefit) for loan losses, operating expense, other income (expense) and income tax expense (benefit).

Revenue
The components of revenue and the resulting variances are as follows (dollars in millions):

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
			2015 vs. 2014				2015 vs. 2014
	2015	2014	Amount	%	2015	2014	Amount	%
Net operating interest income	$263	$265	$(2)	(1)%	$801	$795	$6	1%
Commissions	108	108	—	—%	325	341	(16)	(5)%
Fees and service charges	52	49	3	6%	159	148	11	7%
Principal transactions	—	—	—	*	—	10	(10)	(100)%
Gains (losses) on securities and other	(360)	8	(368)	*	(340)	30	(370)	*
Other revenues	10	10	—	—%	29	29	—	—%
Total non-interest income (loss)	(190)	175	(365)	*	173	558	(385)	*
Total net revenue	$73	$440	$(367)	(83)%	$974	$1,353	$(379)	(28)%

*	Percentage not meaningful.
Net Operating Interest Income
Net operating interest income decreased 1% to $263 million and increased 1% to $801 million for the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014. Net operating interest income is earned primarily through investing deposits and customer payables in assets including: available-for-sale securities, held-to-maturity securities, margin receivables and real estate loans.
The following table presents enterprise average balance sheet data and enterprise income and expense data for our operations, as well as the related net interest spread, yields and rates prepared on the basis required by the SEC’s Industry Guide 3, "Statistical Disclosure by Bank Holding Companies" (dollars in millions):

	Three Months Ended September 30,
	2015			2014
	Average Balance	Operating Interest Inc./Exp.	Average Yield/Cost	Average Balance	Operating Interest Inc./Exp.	Average Yield/Cost
Enterprise interest-earning assets:
Loans(1)	$5,453	$58	4.25%	$6,871	$70	4.05%
Available-for-sale securities	12,584	57	1.83%	12,595	70	2.23%
Held-to-maturity securities	11,879	85	2.84%	11,366	81	2.84%
Margin receivables	7,984	70	3.51%	7,645	67	3.47%
Cash and equivalents	1,720	1	0.19%	1,316	—	0.15%
Segregated cash	318	1	0.18%	904	—	0.06%
Securities borrowed and other	461	26	22.43%	649	28	16.89%
Total enterprise interest-earning assets	40,399	298	2.93%	41,346	316	3.04%
Non-operating interest-earning and non-interest earning assets(2)	4,306			4,523
Total assets	$44,705			$45,869
Enterprise interest-bearing liabilities:
Deposits	$25,659	1	0.01%	$25,068	2	0.03%
Customer payables	6,348	2	0.07%	6,624	2	0.13%
Securities sold under agreements to repurchase(3)	2,558	18	2.64%	3,753	30	3.07%
FHLB advances and other borrowings(3)	1,024	12	4.89%	1,290	16	4.75%
Securities loaned	1,749	1	0.32%	1,634	—	0.03%
Total enterprise interest-bearing liabilities	37,338	34	0.35%	38,369	50	0.50%
Non-operating interest-bearing and non-interest bearing liabilities(4)	1,596			2,270
Total liabilities	38,934			40,639
Total shareholders’ equity	5,771			5,230
Total liabilities and shareholders’ equity	$44,705			$45,869
Excess of enterprise interest-earning assets over enterprise interest-bearing liabilities/Enterprise net interest income/Spread(5)	$3,061	$264	2.58%	$2,977	$266	2.54%

Enterprise net interest margin (net yield on enterprise interest-earning assets)			2.61%			2.57%
Ratio of enterprise interest-earning assets to enterprise interest-bearing liabilities			108.20%			107.76%
Return on average:(6)
Total assets			(1.38)%			0.75%
Total shareholders' equity			(10.66)%			6.59%
Average equity to average total assets			12.91%			11.40%

	Nine Months Ended September 30,
	2015			2014
	Average Balance	Operating Interest Inc./Exp.	Average Yield/Cost	Average Balance	Operating Interest Inc./Exp.	Average Yield/Cost
Enterprise interest-earning assets:
Loans(1)	$5,838	$177	4.04%	$7,556	$231	4.07%
Available-for-sale securities	12,838	189	1.97%	12,940	221	2.28%
Held-to-maturity securities	12,173	259	2.83%	11,075	240	2.88%
Margin receivables	7,997	208	3.48%	7,307	194	3.56%
Cash and equivalents	1,513	2	0.19%	1,258	1	0.15%
Segregated cash	335	1	0.14%	847	1	0.09%
Securities borrowed and other	575	88	20.48%	633	66	13.84%
Total enterprise interest-earning assets	41,269	924	2.99%	41,616	954	3.06%
Non-operating interest-earning and non-interest earning assets(2)	4,707			4,331
Total assets	$45,976			$45,947
Enterprise interest-bearing liabilities:
Deposits	$25,667	4	0.02%	$25,331	6	0.03%
Customer payables	6,438	4	0.08%	6,416	7	0.15%
Securities sold under agreements to repurchase(3)	3,305	69	2.74%	4,071	95	3.07%
FHLB advances and other borrowings(3)	1,209	43	4.72%	1,285	50	5.09%
Securities loaned	1,779	2	0.18%	1,457	—	0.03%
Total enterprise interest-bearing liabilities	38,398	122	0.42%	38,560	158	0.54%
Non-operating interest-bearing and non-interest bearing liabilities(4)	1,977			2,285
Total liabilities	40,375			40,845
Total shareholders’ equity	5,601			5,102
Total liabilities and shareholders’ equity	$45,976			$45,947
Excess of enterprise interest-earning assets over enterprise interest-bearing liabilities/Enterprise net interest income/Spread(5)	$2,871	$802	2.57%	$3,056	$796	2.52%

Enterprise net interest margin (net yield on enterprise interest-earning assets)			2.59%			2.55%
Ratio of enterprise interest-earning assets to enterprise interest-bearing liabilities			107.48%			107.93%
Return on average:(6)
Total assets			0.52%			0.73%
Total shareholders' equity			4.25%			6.58%
Average equity to average total assets			12.18%			11.10%

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

(3)	In September 2015, we terminated $4.4 billion of legacy wholesale funding obligations and recorded a pre-tax charge of $413 million on our consolidated statement of income (loss).

(4)
Non-operating interest-bearing and non-interest bearing liabilities consist of corporate debt and other liabilities that do not generate operating interest expense. Some of these liabilities generate corporate interest expense.

(5)
Enterprise net interest spread represents the taxable equivalent rate earned on average enterprise interest-earning assets less the rate paid on average enterprise interest-bearing liabilities, excluding corporate interest-earning assets and liabilities. The taxable equivalent adjustment to reconcile to net operating interest income was $1 million for both the three and nine months ended September 30, 2015 and 2014, respectively.

(6)
Return on average ratios are calculated using net income divided by average total assets or average total shareholders' equity. Net income (loss) for the three and nine months ended September 30, 2015 includes the impact of the termination of legacy wholesale funding obligations.

The fluctuation in enterprise interest-earning assets is driven primarily by changes in enterprise interest-bearing liabilities, specifically deposits and customer payables. Average enterprise interest-earning assets decreased 2% to $40.4 billion and 1% to $41.3 billion for the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014. The decrease for the three and nine months ended September 30, 2015 was primarily due to decreases in loans, partially offset by increases in held-to-maturity securities and margin receivables.
Average enterprise interest-bearing liabilities decreased 3% to $37.3 billion and slightly decreased to $38.4 billion for the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014. The decrease for the three and nine months ended September 30, 2015 was primarily due to the termination of $4.4 billion of legacy wholesale funding obligations during the third quarter of 2015, partially offset by increases in deposits.
At September 30, 2015, $13.8 billion of our customers' assets were held at third party institutions. Approximately 70% of these off-balance sheet assets resulted from our deleveraging efforts completed in prior periods. We estimate the impact of our deleveraging efforts on net operating interest income at September 30, 2015 to be approximately 110 basis points based on the estimated current re-investment rates on these assets, less approximately 8 basis points of cost associated with holding these assets on our balance sheet, primarily FDIC insurance premiums. We maintain the ability to transfer the majority of these customer assets to our balance sheet with notification to the third party institutions and customer consent, as appropriate. During the fourth quarter of 2015 and in early 2016, we intend to transfer a portion of customer assets held by third parties to our balance sheet and expect to reach our targeted consolidated balance sheet size in early 2016.
Enterprise net interest spread increased by 4 basis points to 2.58% and 5 basis points to 2.57% for the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014. Enterprise net interest spread is driven by changes in average balances and average interest rates earned or paid on those balances. During the three and nine months ended September 30, 2015, the increase in enterprise net interest spread was primarily due to lower borrowing costs driven by the termination of $4.4 billion of legacy wholesale funding obligations during the third quarter of 2015. In addition, for the nine months ended September 30, 2015, revenue earned from our securities lending activities also increased. These increases were partially offset by the continued run-off of our legacy loan portfolio along with lower rates earned on investment securities. Enterprise net interest spread may further fluctuate based on the size and mix of the balance sheet, as well as the impact from the interest rate environment.
Commissions
Commissions revenue remained unchanged at $108 million and decreased 5% to $325 million for the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014. The main factors that affect commissions are DARTs, average commission per trade and the number of trading days.
DART volume increased 2% to 155,985 and decreased 6% to 158,326 for the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014. Option-related DARTs as a percentage of total DARTs represented 23% of trading volume for both the three and nine months ended September 30, 2015, compared to 23% and 22% for the same periods in 2014. DARTs via mobile applications as a percentage of total DARTs represented 15% and 14% of trading volume for the three and nine months ended September 30, 2015, respectively, compared to 11% for both periods in 2014.
Average commission per trade decreased 2% to $10.87 and increased 1% to $10.92 for the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014. Average commission per trade is impacted by customer mix and the different commission rates on various trade types (e.g. equities, options, fixed income, stock plan, exchange-traded funds, mutual funds, forex and cross border).

Fees and Service Charges
Fees and service charges increased 6% to $52 million and 7% to $159 million for the three and nine months ended September 30, 2015 respectively, compared to the same periods in 2014. The table below shows the components of fees and service charges and the resulting variances (dollars in millions):

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
			2015 vs. 2014				2015 vs. 2014
	2015	2014	Amount	%	2015	2014	Amount	%
Order flow revenue	$21	$22	$(1)	(5)%	$65	$69	$(4)	(6)%
Mutual fund service fees	7	6	1	17%	19	17	2	12%
Advisor management fees	6	6	—	—%	20	17	3	18%
Foreign exchange revenue	3	4	(1)	(25)%	12	12	—	—%
Reorganization fees	3	1	2	200%	8	5	3	60%
Money market funds and sweep deposits revenue(1)	7	4	3	75%	18	10	8	80%
Other fees and service charges	5	6	(1)	(17)%	17	18	(1)	(6)%
Total fees and service charges	$52	$49	$3	6%	$159	$148	$11	7%

(1)
Includes revenue earned on average customer assets held by third parties outside the Company, including money market funds and sweep deposit accounts at unaffiliated financial institutions. Fees earned on these customer assets are based on the federal funds rate or LIBOR plus a negotiated spread or other contractual arrangement with the third party institutions.

The increases in fees and services charges for the three and nine months ended September 30, 2015, compared to the same periods in 2014, were primarily driven by increased money market funds and sweep deposits revenue. This increase was driven primarily by the increased rate earned on sweep deposits and the increased rate earned and balance of customer assets in money market funds.
Principal Transactions
There was no principal transactions revenue for the nine months ended September 30, 2015, compared to $10 million for the same period in 2014. Principal transactions were derived from our market making business in which we acted as a market-maker for our brokerage customers’ orders as well as orders from third party customers. On February 10, 2014, we completed the sale of the market making business and no longer generate principal transactions revenue.
Gains (Losses) on Securities and Other
The table below shows the components of gains (losses) on securities and other and the resulting variances (dollars in millions):

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
			2015 vs. 2014				2015 vs. 2014
	2015	2014	Amount	%	2015	2014	Amount	%
Reclassification of deferred losses on cash flow hedges	$(370)	$—	$(370)	*	$(370)	$—	$(370)	*
Hedge ineffectiveness	(2)	(1)	(1)	100%	—	(8)	8	(100)%
Gains on available-for-sale securities, net	11	12	(1)	(8)%	29	34	(5)	(15)%
Gains (losses) on loans, net	1	(3)	4	(133)%	1	4	(3)	(75)%
Gains (losses) on securities and other	$(360)	$8	$(368)	*	$(340)	$30	$(370)	*

*	Percentage not meaningful.

Gains (losses) on securities and other was $(360) million and $(340) million for the three and nine months ended September 30, 2015, respectively, compared to $8 million and $30 million for the same periods in 2014. The gains (losses) on securities and other for the three and nine months ended September 30, 2015 included $370 million of losses reclassified from accumulated comprehensive loss related to cash flow hedges as a result of the termination of $4.4 billion legacy wholesale funding obligations during the third quarter of 2015. Gains (losses) on securities and other for the nine months ended September 30, 2014 included a gain of $7 million on the sale of one- to four-family loans modified as TDRs and a $6 million gain recognized on the sale of our remaining $17 million in amortized cost of available-for-sale non-agency CMOs.
Provision (Benefit) for Loan Losses
Provision (benefit) for loan losses was $(25) million and $(17) million for the three and nine months ended September 30, 2015, respectively, compared to $10 million and $26 million for the same periods in 2014. The benefit for loan losses reflected continued improvement in economic conditions, charge-off recoveries and loan portfolio run-off, offset by the impact of enhancements to our modeling practices for the allowance for loan losses during the nine months ended September 30, 2015. The timing and magnitude of the provision (benefit) for loan losses is affected by many factors and we anticipate variability, particularly as mortgage loans reach the end of their interest-only period. For additional information on management's estimate of the allowance for loan losses, see Summary of Critical Accounting Policies and Estimates in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Operating Expense
The components of operating expense and the resulting variances are as follows (dollars in millions):

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
			2015 vs. 2014				2015 vs. 2014
	2015	2014	Amount	%	2015	2014	Amount	%
Compensation and benefits	$123	$108	$15	14%	$354	$305	$49	16%
Advertising and market development	23	21	2	10%	89	88	1	1%
Clearing and servicing	23	21	2	10%	72	72	—	—%
FDIC insurance premiums	7	18	(11)	(61)%	36	61	(25)	(41)%
Professional services	24	27	(3)	(11)%	77	79	(2)	(3)%
Occupancy and equipment	21	22	(1)	(5)%	64	59	5	8%
Communications	24	17	7	41%	62	53	9	17%
Depreciation and amortization	21	19	2	11%	61	60	1	2%
Amortization of other intangibles	5	5	—	—%	15	16	(1)	(6)%
Restructuring and other exit activities	2	2	—	—%	8	6	2	33%
Other operating expenses	20	17	3	18%	64	52	12	23%
Total operating expense	$293	$277	$16	6%	$902	$851	$51	6%
Compensation and Benefits
Compensation and benefits increased 14% to $123 million and 16% to $354 million for the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014. The increases were primarily due to increased salaries expense driven by higher headcount and increased incentive compensation, compared to the same periods in 2014. The increases during the nine months ended September 30, 2015 also included $6 million of executive severance costs recorded in the second quarter of 2015.
FDIC Insurance Premiums
FDIC insurance premiums decreased 61% to $7 million and 41% to $36 million for the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014. The decreases were primarily driven by reduced rate assessments due to continued improvement and quality of our balance sheet, improving capital ratios and overall risk profile, compared to the same periods in 2014.  These drivers and the resulting decreases in FDIC insurance premiums are indications of the important progress made on our capital plan.
Other Operating Expenses
Other operating expenses increased 18% to $20 million and 23% to $64 million for the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014. The increases during the nine months ended September 30, 2015 were primarily driven by a $9 million expense related to a third party contract amendment executed during the second quarter of 2015.
Other Income (Expense)
Other income (expense) was a net expense of $51 million and $155 million for the three and nine months ended September 30, 2015, respectively, as shown in the following table (dollars in millions):

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
			2015 vs. 2014				2015 vs. 2014
	2015	2014	Amount	%	2015	2014	Amount	%
Corporate interest expense	$(14)	$(29)	$15	(52)%	$(50)	$(86)	$36	(42)%
Losses on early extinguishment of debt	(39)	—	(39)	*	(112)	(12)	(100)	833%
Other	2	1	1	100%	7	3	4	133%
Total other income (expense)	$(51)	$(28)	$(23)	82%	$(155)	$(95)	$(60)	63%

*	Percentage not meaningful.
Losses on early extinguishment of debt were $39 million and $112 million for the three and nine months ended September 30, 2015, respectively. During the third quarter of 2015 we terminated $4.4 billion of legacy wholesale funding obligations which resulted in a pre-tax charge of $43 million in the losses on early extinguishment of debt line item. We also repurchased $14 million of trust preferred securities in advance of maturity during the third quarter of 2015 and recorded a gain on early extinguishment of debt of $4 million.
Additionally, during the nine months ended September 30, 2015, we issued $460 million of 4 5/8% Senior Notes and we used the net proceeds, together with $432 million of existing corporate cash, to redeem $800 million of 6 3/8% Senior Notes which resulted in a $73 million loss on early extinguishment of debt. During the nine months ended September 30, 2014 we recorded $12 million loss on early extinguishment of debt as a result of the early extinguishment of $100 million in repurchase agreements.
Total other income (expense) also includes corporate interest expense of $14 million and $50 million for three and nine months ended September 30, 2015, respectively, compared to $29 million and $86 million for the same periods in 2014. The decrease in corporate interest expense was driven by $740 million in cumulative corporate debt reductions since the first quarter of 2014 which reduced our annual debt service cost from approximately $110 million as of September 30, 2014 to $50 million as of September 30, 2015.
Income Tax Expense (Benefit)
Income tax benefit was $93 million and $245 million for the three and nine months ended September 30, 2015, respectively, compared to income tax expense of $39 million and $129 million for the same periods in 2014. The effective tax rate was 38% and 372% for the three and nine months ended September 30, 2015, respectively, compared to 31% and 34% for the same periods in 2014.
In May 2015, we settled the IRS examination of our 2007, 2009 and 2010 federal tax returns resulting in the recognition of a $220 million income tax benefit in the second quarter of 2015. The income tax benefit resulted from the release of related reserves for uncertain tax positions, the majority of which increased our deferred tax assets. See Balance Sheet Overview in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion on deferred tax assets at September 30, 2015. During the third quarter of 2009, we incurred a loss on the exchange of $1.7 billion interest-bearing corporate debt for non-interest-bearing convertible debentures. The uncertain tax positions were primarily related to whether certain components of that loss were considered deductible or non-deductible for tax purposes. Excluding the impact of the settled IRS examination, the effective tax rate would have been 38% and 37% for the three and nine months ended September 30, 2015, respectively, calculated in the following table (dollars in millions):

	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
	Pre-tax Loss	Tax Benefit	Tax Rate	Pre-tax Loss	Tax Benefit	Tax Rate
Income taxes and tax rate before impact of settled IRS examination	$(246)	$(93)	38%	$(66)	$(25)	37%
Impact of settled IRS examination	—	—	—%	—	(220)	334%
Income taxes and tax rate as reported	$(246)	$(93)	38%	$(66)	$(245)	372%
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

Trading and Investing
The following table summarizes trading and investing financial information and key customer activity metrics as of and for the three and nine months ended September 30, 2015 and 2014 (dollars in millions, except for key metrics):

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
			2015 vs. 2014				2015 vs. 2014
	2015	2014	Amount	%	2015	2014	Amount	%
Net operating interest income	$174	$161	$13	8%	$517	$449	$68	15%
Commissions	108	108	—	—%	325	341	(16)	(5)%
Fees and service charges	51	49	2	4%	158	147	11	7%
Principal transactions	—	—	—	*	—	10	(10)	(100)%
Other revenues	9	9	—	—%	25	25	—	—%
Total net revenue	342	327	15	5%	1,025	972	53	5%
Total operating expense	197	183	14	8%	614	574	40	7%
Trading and investing income	$145	$144	$1	1%	$411	$398	$13	3%

Key Customer Activity Metrics:
DARTs	155,985	153,494	2,491	2%	158,326	168,526	(10,200)	(6)%
Average commission per trade	$10.87	$11.05	$(0.18)	(2)%	$10.92	$10.79	$0.13	1%
Margin receivables (dollars in billions)	$7.9	$8.1	$(0.2)	(2)%	$7.9	$8.1	$(0.2)	(2)%
End of period brokerage accounts(1)	3,203,531	3,126,476	77,055	2%	3,203,531	3,126,476	77,055	2%
Net new brokerage accounts(1)	2,205	23,510	(21,305)	(91)%	59,608	128,417	(68,809)	(54)%
Annualized brokerage account attrition rate(1)	11.4%	9.1%	2.3%	*	10.0%	8.5%	1.5%	*
Customer assets (dollars in billions)	$276.6	$281.7	$(5.1)	(2)%	$276.6	$281.7	$(5.1)	(2)%
Net new brokerage assets (dollars in billions)	$2.1	$2.3	$(0.2)	(9)%	$6.5	$7.4	$(0.9)	(12)%
Brokerage related cash (dollars in billions)	$40.2	$40.4	$(0.2)	—%	$40.2	$40.4	$(0.2)	—%

*	Percentage not meaningful.

(1)
Net new brokerage accounts and end of period brokerage accounts were impacted by the shutdown of the Company’s global trading platform. The shutdown resulted in the closure of 16,818 and 20,143 accounts during the three and nine months ended September 30, 2015, respectively. Net new and end of period brokerage accounts during the nine months ended September 30, 2015 were also impacted by the closure of 3,484 accounts related to the escheatment of unclaimed property. Excluding the impact of these items, annualized brokerage account attrition rate was 9.3% and 9.0% for the three and nine months ended September 30, 2015, respectively.

The trading and investing segment offers products and services to individual retail investors, generating revenue from these customer relationships and from corporate services activities. This segment currently generates four main sources of revenue: net operating interest income; commissions; fees and service charges; and other revenues. Net operating interest income is generated primarily from margin receivables and from a deposit transfer pricing arrangement with the balance sheet management segment. The balance sheet management segment utilizes deposits and customer payables and compensates the trading and investing segment via a market-based transfer pricing arrangement. This compensation is reflected in segment results as operating interest income for the trading and investing segment and operating interest expense for the balance sheet management segment, and is eliminated in consolidation. Other revenues include results from providing software and services for managing equity compensation plans from corporate customers, as we ultimately service retail investors through these corporate relationships. For the three months ended September 30, 2015 and 2014, our brokerage products contributed 77% and 79%, respectively, and our banking products contributed 23% and 21%, respectively, of total trading and investing net revenue. For the nine months ended September 30, 2015 and 2014, our brokerage products contributed 79% and 80%, respectively, and our banking products contributed 21% and 20%, respectively, of total trading and investing net revenue.
Trading and investing income increased 1% to $145 million for the three months ended September 30, 2015, compared to the same period in 2014 primarily driven by increased net operating interest income and fees and service charges, partially offset by increased operating expense. Trading and investing income increased 3% to $411 million for the nine months ended September 30, 2015, compared to the same period in 2014, primarily driven by increased net operating interest income and fees and service charges, partially offset by decreased commissions revenue and increased operating expense.
Trading and investing net operating interest income increased 8% to $174 million and 15% to $517 million for the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014. The increase for the three months ended September 30, 2015 was driven by increased interest income from the deposit transfer pricing arrangement with the balance sheet management segment when compared to the same period in 2014. The increase for the nine months ended September 30, 2015 was primarily driven by increased interest income on margin receivables, increased revenue earned on securities lending activities along with increased interest income from the deposit transfer pricing arrangement with the balance sheet management segment, when compared to the same period in 2014.
Trading and investing commissions revenue remained unchanged at $108 million and decreased 5% to $325 million for the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014. Commissions revenue during the three months ended September 30, 2015 remained unchanged as the increase in DARTs was offset by a decrease in average commission per trade compared to the same period in 2014. Commissions revenue decreased during the nine months ended September 30, 2015 primarily due to a decrease in DARTs of 6% to 158,326 during the nine months ended September 30, 2015, compared to the same period in 2014.
Trading and investing fees and service charges increased 4% to $51 million and 7% to $158 million for the three and nine months ended September 30, 2015, compared to the same periods in 2014. The increase in fees and services charges was driven primarily by increased money market funds and sweep deposits revenue and increased advisor management fees revenue, offset by decreased order flow revenue. The increase in sweep deposits and money market funds revenue was driven primarily by the increase rate earned on sweep deposits and the increased rate earned and balance of customer assets in money market funds, which averaged $7.5 billion over the nine months ended September 30, 2015, compared to an average of $6.4 billion for the same period in 2014. The increase in advisor management fees was driven by an increase in assets in managed accounts within our retirement, investing and savings products, which averaged $3.2 billion over the nine months ended September 30, 2015, compared to an average of $2.8 billion for the same period in 2014.
There was no principal transactions revenue for the nine months ended September 30, 2015, compared to $10 million for the same period in 2014. Principal transactions were derived from our market making business in which we acted as a market-maker for our brokerage customers’ orders as well as orders from third party customers. On February 10, 2014, we completed the sale of the market making business and no longer generate principal transactions revenue.
Trading and investing operating expense increased 8% to $197 million and 7% to $614 million for the three and nine months ended September 30, 2015, compared to the same periods in 2014. The increases for the three and nine months were primarily driven by increased compensation and benefits expenses, driven by higher headcount and increased incentive compensation, and increased communications expense, partially offset by decreases in fees paid for professional services, compared to the same periods in 2014. In addition, the increase for the nine months ended September 30, 2015 was also driven by a $9 million expense related to a third party contract amendment executed during the second quarter of 2015.
As of September 30, 2015, we had approximately 3.2 million brokerage accounts, 1.4 million stock plan accounts and 0.3 million banking accounts.

Balance Sheet Management
The following table summarizes balance sheet management financial information and key financial metrics as of and for the three and nine months ended September 30, 2015 and 2014 (dollars in millions):

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
			2015 vs. 2014				2015 vs. 2014
	2015	2014	Amount	%	2015	2014	Amount	%
Net operating interest income	$89	$104	$(15)	(14)%	$283	$346	$(63)	(18)%
Fees and service charges	1	—	1	*	1	1	—	—%
Gains (losses) on securities and other	(360)	8	(368)	*	(340)	30	(370)	*
Other revenues	1	1	—	—%	4	4	—	—%
Total net revenue	(269)	113	(382)	*	(52)	381	(433)	*
Provision (benefit) for loan losses	(25)	10	(35)	(350)%	(17)	26	(43)	(165)%
Total operating expense	23	36	(13)	(36)%	85	113	(28)	(25)%
Balance sheet management income (loss)	$(267)	$67	$(334)	*	$(120)	$242	$(362)	*
Key Financial Metrics:
Special mention loan delinquencies	$113	$159	$(46)	(29)%	$113	$159	$(46)	(29)%
Allowance for loan losses	$376	$401	$(25)	(6)%	$376	$401	$(25)	(6)%

*	Percentage not meaningful.
The balance sheet management segment primarily generates revenue through net operating interest income. Net operating interest income is generated from interest earned on investments in securities and the loan portfolio, net of interest paid on wholesale borrowings and on a deposit transfer pricing arrangement with the trading and investing segment. The balance sheet management segment utilizes deposits and customer payables to invest in available-for-sale and held-to-maturity securities, and compensates the trading and investing segment via a market-based transfer pricing arrangement. This compensation is reflected in segment results as operating interest income for the trading and investing segment and operating interest expense for the balance sheet management segment and is eliminated in consolidation.
The balance sheet management segment income (loss) was $(267) million and $(120) million for the three and nine months ended September 30, 2015, respectively, compared to $67 million and $242 million for the same periods in 2014. The segment losses during the three and nine months ended September 30, 2015 were primarily driven by the termination of $4.4 billion of legacy wholesale funding obligations during the third quarter of 2015.
The balance sheet management net operating interest income decreased 14% to $89 million and 18% to $283 million for the three and nine months ended September 30, 2015, compared to the same periods in 2014. The decrease for the three and nine months ended September 30, 2015 was driven by the decrease in the interest earned on the loan portfolio as average loan balances decreased, partially offset by the growth in average balances of our held-to-maturity securities portfolio.
Gains (losses) on securities and other were losses of $(360) million and $(340) million for the three and nine months ended September 30, 2015, respectively, compared to gains of $8 million and $30 million for the same periods in 2014. The gains (losses) on securities and other for the three and nine months ended September 30, 2015 included the reclassification of $370 million of losses on cash flow hedges from accumulated comprehensive loss into earnings as a result of the termination of $4.4 billion legacy wholesale funding obligations during the third quarter of 2015. Gains (losses) on securities and other for the nine months ended September 30, 2014 included $7 million of gain on the sale of one- to four-family loans modified as TDRs during the second quarter of 2014, and $6 million of gain recognized on the sale of our remaining $17 million in amortized cost of available-for-sale non-agency CMOs in the first quarter of 2014.
Provision (benefit) for loan losses was $(25) million and $(17) million for the three and nine months ended September 30, 2015, respectively, compared to $10 million and $26 million for the same periods in 2014. The benefit for loan losses reflected continued improvement in economic conditions, charge-off recoveries and loan portfolio run-off, offset by the impact of enhancements to our modeling practices for the allowance for loan losses during the nine months ended September 30, 2015. The timing and magnitude of the provision (benefit) for loan losses is affected by many factors and we anticipate variability, particularly as mortgage loans reach the end of their interest-only period. For additional information on management's estimate of the allowance for loan losses, see Summary of Critical Accounting Policies and Estimates in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Total balance sheet management operating expense decreased 36% to $23 million and 25% to $85 million for the three and nine months ended September 30, 2015, compared to the same periods in 2014. The decrease in operating expense for the three and nine months ended September 30, 2015 resulted primarily from lower FDIC insurance premiums and reduced servicing expenses due to lower loan balances compared to the same periods in 2014.
Corporate/Other
The following table summarizes corporate/other financial information for the three and nine months ended September 30, 2015, and 2014 (dollars in millions):

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
			2015 vs. 2014				2015 vs. 2014
	2015	2014	Amount	%	2015	2014	Amount	%
Total net revenue	$—	$—	$—	*	$1	$—	$1	*
Compensation and benefits	40	32	8	25%	111	83	28	34%
Professional services	13	10	3	30%	38	34	4	12%
Occupancy and equipment	4	4	—	—%	11	11	—	—%
Communications	1	—	1	*	2	1	1	100%
Depreciation and amortization	5	4	1	25%	14	13	1	8%
Restructuring and other exit activities	2	2	—	—%	8	6	2	33%
Other operating expenses	8	6	2	33%	19	16	3	19%
Total operating expense	73	58	15	26%	203	164	39	24%
Operating loss	(73)	(58)	(15)	26%	(202)	(164)	(38)	23%
Total other income (expense)	(51)	(28)	(23)	82%	(155)	(95)	(60)	63%
Corporate/other loss	$(124)	$(86)	$(38)	44%	$(357)	$(259)	$(98)	38%

*	Percentage not meaningful.
The corporate/other category includes costs that are centrally-managed, technology related costs incurred to support centrally-managed functions, restructuring and other exit activities, corporate debt and corporate investments.
The corporate/other loss before income taxes was $124 million and $357 million for the three and nine months ended September 30, 2015, respectively, compared to $86 million and $259 million for the same periods in 2014.
The operating loss increased 26% to $73 million and 23% to $202 million for the three and nine months ended September 30, 2015, respectively compared to the same period in 2014. The increases for the three and nine months ended September 30, 2015 were primarily due to increased salaries expense driven by higher headcount and increased incentive compensation, compared to the same periods in 2014. The increase for the nine months ended September 30, 2015 also included $6 million of executive severance costs recorded in the second quarter of 2015.
Total other income (expense) includes losses on early extinguishment of debt of $39 million and $112 million for the three and nine months ended September 30, 2015, respectively. During the third quarter of 2015, we terminated $4.4 billion of legacy wholesale funding obligations which resulted in a pre-tax charge of $43 million in the losses on early extinguishment of debt line item. We also repurchased $14 million of trust preferred securities in advance of maturity during the third quarter of 2015 and recorded a gain on early extinguishment of debt of $4 million.

Additionally, during the nine months ended September 30, 2015, we issued $460 million of 4 5/8% Senior Notes and we used the net proceeds, together with $432 million of existing corporate cash, to redeem $800 million of 6 3/8% Senior Notes which resulted in a $73 million loss on early extinguishment of debt. During the nine months ended September 30, 2014 we recorded $12 million loss on early extinguishment of debt as a result of the termination of $100 million in repurchase agreements.
Total other income (expense) also includes corporate interest expense of $14 million and $50 million for three and nine months ended September 30, 2015, respectively, compared to $29 million and $86 million for the same periods in 2014. The decrease in corporate interest expense was driven by $740 million in cumulative corporate debt reductions since the first quarter of 2014 which reduced our annual debt service cost from approximately $110 million as of September 30, 2014 to $50 million as of September 30, 2015.
BALANCE SHEET OVERVIEW
The following table sets forth the significant components of the consolidated balance sheet (dollars in millions):

			Variance
	September 30,	December 31,	2015 vs. 2014
	2015	2014	Amount	%
Assets:
Cash and equivalents	$1,453	$1,783	$(330)	(19)%
Segregated cash	143	555	(412)	(74)%
Securities(1)	22,266	24,636	(2,370)	(10)%
Margin receivables	7,933	7,675	258	3%
Loans receivable, net	4,906	5,979	(1,073)	(18)%
Investment in FHLB stock	15	88	(73)	(83)%
Other(2)	4,489	4,814	(325)	(7)%
Total assets	$41,205	$45,530	$(4,325)	(9)%
Liabilities and shareholders’ equity:
Deposits	$25,610	$24,890	$720	3%
Wholesale borrowings(3)	414	4,971	(4,557)	(92)%
Customer payables	6,040	6,455	(415)	(6)%
Corporate debt	1,023	1,366	(343)	(25)%
Other liabilities	2,306	2,473	(167)	(7)%
Total liabilities	35,393	40,155	(4,762)	(12)%
Shareholders’ equity	5,812	5,375	437	8%
Total liabilities and shareholders’ equity	$41,205	$45,530	$(4,325)	(9)%

(1)	Includes balance sheet line items available-for-sale and held-to-maturity securities.

(2)	Includes balance sheet line items property and equipment, net, goodwill, other intangibles, net and other assets, which includes deferred tax assets, deposits paid for securities borrowed and other.

(3)	Includes balance sheet line items securities sold under agreements to repurchase ("repurchase agreements") and FHLB advances and other borrowings.

Cash and Equivalents
Cash and equivalents decreased by 19% to $1.5 billion during the nine months ended September 30, 2015. The decrease in our cash and equivalents is partially due to the redemption of our 6 3/8% Senior Notes during the first quarter of 2015. Also, during the third quarter of 2015, we used cash together with the cash proceeds from the sale of available-for-sale securities to terminate $4.4 billion of our legacy wholesale funding obligations.
Segregated Cash
Segregated cash decreased by 74% to $143 million during the nine months ended September 30, 2015. The level of cash required to be segregated under federal or other regulations, or segregated cash, is driven largely by customer cash and securities lending balances we hold as a liability in excess of the amount of margin receivables and securities borrowed balances we hold as an asset. The excess represents customer cash that we are required by our regulators to segregate for the exclusive benefit of our brokerage customers.
Securities
Available-for-sale and held-to-maturity securities are summarized as follows (dollars in millions):

			Variance
	September 30,	December 31,	2015 vs. 2014
	2015	2014	Amount	%
Available-for-sale securities:
Debt securities:
Agency residential mortgage-backed securities and CMOs	$10,039	$11,164	$(1,125)	(10)%
Other debt securities	609	1,191	(582)	(49)%
Total debt securities	10,648	12,355	(1,707)	(14)%
Publicly traded equity securities(1)	32	33	(1)	(3)%
Total available-for-sale securities	$10,680	$12,388	$(1,708)	(14)%
Held-to-maturity securities:
Agency residential mortgage-backed securities and CMOs	$9,109	$9,793	$(684)	(7)%
Other debt securities	2,477	2,455	22	1%
Total held-to-maturity securities	$11,586	$12,248	$(662)	(5)%
Total investments in securities	$22,266	$24,636	$(2,370)	(10)%

(1)	Publicly traded equity securities consisted of investments in a mutual fund related to the Community Reinvestment Act.
Securities represented 54% of total assets at both September 30, 2015 and December 31, 2014. We classify debt securities as available-for-sale or held-to-maturity based on our investment strategy and management’s assessment of our intent and ability to hold the debt securities until maturity. The decrease in total investments in securities during the nine months ended September 30, 2015 was primarily due to the sale of $2.3 billion of available-for-sale securities to fund the termination of legacy wholesale funding obligations during the third quarter of 2015.

Loans Receivable, Net
Loans receivable, net are summarized as follows (dollars in millions):

			Variance
	September 30,	December 31,	2015 vs. 2014
	2015	2014	Amount	%
One- to four-family	$2,620	$3,060	$(440)	(14)%
Home equity	2,270	2,834	(564)	(20)%
Consumer and other	366	455	(89)	(20)%
Total loans receivable	5,256	6,349	(1,093)	(17)%
Unamortized premiums, net	26	34	(8)	(24)%
Allowance for loan losses	(376)	(404)	28	(7)%
Total loans receivable, net	$4,906	$5,979	$(1,073)	(18)%
Loans receivable, net decreased 18% to $4.9 billion at September 30, 2015 from $6.0 billion at December 31, 2014. We are continuing our strategy of reducing balance sheet risk through loan portfolio run-off, which we plan to do for the foreseeable future. Loan portfolio run-off is impacted by a variety of factors. As our portfolio ages and we gather substantive performance history for loans converting from interest-only to amortizing, we will continue to assess the economic environment and the value of our portfolio in the marketplace. While it is our intention to continue to hold these loans, if the markets improve our strategy could change. For additional information on management's estimate of the allowance for loan losses, see Summary of Critical Accounting Policies and Estimates in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Other Assets
Other assets decreased 7% to $4.5 billion due primarily to the decrease in deposits paid for securities borrowed during the nine months ended September 30, 2015, partially offset by the increase in deferred tax assets during the nine months ended September 30, 2015. In May 2015, we settled the IRS examination of our 2007, 2009 and 2010 federal tax returns resulting in the recognition of a $220 million income tax benefit in the second quarter of 2015, and increasing our deferred tax assets.
Deposits
Deposits are summarized as follows (dollars in millions):

			Variance
	September 30,	December 31,	2015 vs. 2014
	2015	2014	Amount	%
Sweep deposits	$20,272	$19,119	$1,153	6%
Complete savings deposits	3,374	3,753	(379)	(10)%
Checking deposits	1,129	1,137	(8)	(1)%
Other money market and savings deposits	795	833	(38)	(5)%
Time deposits	40	48	(8)	(17)%
Total deposits	$25,610	$24,890	$720	3%
Deposits represented 72% and 62% of total liabilities at September 30, 2015 and December 31, 2014, respectively. At September 30, 2015, 88% of our customer deposits were covered by FDIC insurance. Deposits provide the benefit of lower interest costs compared with wholesale funding alternatives.

The majority of the deposits balance, specifically sweep deposits, is included in brokerage related cash and reported as a customer activity metric of $40.2 billion and $41.1 billion at September 30, 2015 and December 31, 2014, respectively. The total brokerage related cash balance is summarized as follows (dollars in millions):

			Variance
	September 30,	December 31,	2015 vs. 2014
	2015	2014	Amount	%
Deposits	$25,610	$24,890	$720	3%
Less: bank related cash(1)	(5,338)	(5,771)	433	(8)%
Sweep deposits at banking subsidiaries(2)	20,272	19,119	1,153	6%
Customer payables	6,040	6,455	(415)	(6)%
Customer assets held by third parties(3)	13,847	15,520	(1,673)	(11)%
Total brokerage related cash	$40,159	$41,094	$(935)	(2)%

(1)	Bank related cash includes complete savings deposits, checking deposits, other money market and savings deposits and time deposits.

(2)	A sweep product transfers brokerage customer balances to banking subsidiaries, which hold these funds as customer deposits in FDIC insured demand deposit and money market deposit accounts.

(3)	Customer assets held by third parties are not reflected on our consolidated balance sheet and are not immediately available for liquidity purposes.

The components of customer assets held by third parties are as follows (dollars in millions):

			Variance
	September 30,	December 31,	2015 vs. 2014
	2015	2014	Amount	%
Money market fund	$7,101	$7,169	$(68)	(1)%
Sweep deposits at unaffiliated financial institutions	3,285	4,744	(1,459)	(31)%
Subtotal	10,386	11,913	(1,527)	(13)%
Municipal funds and other	3,461	3,607	(146)	(4)%
Customer assets held by third parties(1)	$13,847	$15,520	$(1,673)	(11)%

(1)
Approximately 70% of these off-balance sheet assets resulted from our deleveraging efforts that we completed in prior periods.  We maintain the ability to transfer the majority of these customer assets to our balance sheet with notification to the third party financial institutions and customer consent, as appropriate.

Customer assets held by third parties are maintained at third party financial institutions. These customer assets included $3.3 billion and $4.7 billion of customer sweep deposits at September 30, 2015 and December 31, 2014, respectively, in the extended insurance sweep deposit account program ("ESDA") that we have in place for brokerage customers.
The ESDA program utilizes E*TRADE Bank in combination with additional third party program banks to allow certain customers the ability to insure at least $1,250,000 of the cash they hold in the ESDA program. Subject to notification of third party institutions and customer consent, as appropriate, we plan to convert customer assets held in the money market fund sweep product to sweep deposits participating in the ESDA program.
During the first quarter of 2015, we converted approximately $15.1 billion of customer assets already in the ESDA program to a new sweep deposit platform. This platform enables us to more efficiently manage our balance sheet size. We utilized this platform to direct customer sweep deposits to our balance sheet during the nine months ended September 30, 2015. During the fourth quarter of 2015 and in early 2016, we intend to transfer a portion of customer assets held by third parties to our balance sheet and expect to reach our targeted consolidated balance sheet size in early 2016.

Wholesale Borrowings
Wholesale borrowings, which consist of securities sold under agreements to repurchase and FHLB advances and other borrowings, are summarized as follows (dollars in millions):

			Variance
	September 30,	December 31,	2015 vs. 2014
	2015	2014	Amount	%
Trust preferred securities	$414	$428	$(14)	(3)%
Securities sold under agreements to repurchase and FHLB advances:
Securities sold under agreements to repurchase	—	3,672	(3,672)	(100)%
FHLB advances	—	920	(920)	(100)%
Fair value hedge adjustments and deferred costs	—	(49)	49	(100)%
Total securities sold under agreements to repurchase and FHLB advances	—	4,543	(4,543)	(100)%
Total wholesale borrowings	$414	$4,971	$(4,557)	(92)%
Wholesale borrowings represented 1% and 12% of total liabilities at September 30, 2015 and December 31, 2014, respectively. The decrease is primarily due to the termination of $4.4 billion of repurchase agreements and FHLB advances during the third quarter of 2015. We expect the termination of these legacy wholesale funding obligations to significantly reduce our funding costs, thereby improving our ability to generate net income.
We also repurchased $14 million of trust preferred securities in advance of maturity during the third quarter of 2015 and recorded a gain on early extinguishment of debt of $4 million.
Corporate Debt
Corporate debt by type is shown as follows (dollars in millions):

	Face Value	Discount	Net
September 30, 2015
Interest-bearing notes:
5 3/8% Notes, due 2022	$540	$(6)	$534
4 5/8% Notes, due 2023	460	(5)	455
Total interest-bearing notes	1,000	(11)	989
Non-interest-bearing debt:
0% Convertible debentures, due 2019	34	—	34
Total corporate debt	$1,034	$(11)	$1,023

	Face Value	Discount	Net
December 31, 2014
Interest-bearing notes:
6 3/8% Notes, due 2019	$800	$(5)	$795
5 3/8% Notes, due 2022	540	(7)	533
Total interest-bearing notes	1,340	(12)	1,328
Non-interest-bearing debt:
0% Convertible debentures, due 2019	38	—	38
Total corporate debt	$1,378	$(12)	$1,366

During the first quarter of 2015, we issued an aggregate principal amount of $460 million in 4 5/8% Notes, due 2023. We used the net proceeds from the issuance of the 4 5/8% Notes, along with $432 million of existing corporate cash, to redeem all of the outstanding 6 3/8% Notes due 2019.
Shareholders’ Equity
The activity in shareholders’ equity during the nine months ended September 30, 2015 is summarized as follows (dollars in millions):

	Common Stock / Additional Paid-In Capital	Accumulated Deficit / Other Comprehensive Loss	Total
Beginning balance, December 31, 2014	$7,353	$(1,978)	$5,375
Net income	—	179	179
Net change from available-for-sale securities	—	(21)	(21)
Net change from cash flow hedging instruments	—	261	261
Other(1)	18	—	18
Ending balance, September 30, 2015	$7,371	$(1,559)	$5,812

(1)	Other includes employee share-based compensation and conversions of convertible debentures.
The decrease in accumulated other comprehensive loss was primarily due to the reclassification of deferred losses on cash flow hedges into earnings as a result of the termination of our legacy wholesale funding obligations in September 2015.
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

Consolidated Cash and Equivalents
The consolidated cash and equivalents balance decreased by $330 million to $1.5 billion at September 30, 2015 when compared to December 31, 2014. The majority of this balance was cash held in regulated subsidiaries outlined as follows (dollars in millions):

	September 30,	December 31,	September 30,
	2015	2014	2014
Corporate cash	$432	$233	$610
Bank cash(1)	443	1,523	1,175
U.S. broker-dealers(1)	549	N/A	N/A
International brokerage and other cash	29	27	24
Total consolidated cash and equivalents	$1,453	$1,783	$1,809

(1)
U.S. broker-dealers include E*TRADE Securities and E*TRADE Clearing. E*TRADE Securities and E*TRADE Clearing were moved out from under E*TRADE Bank effective February 1, 2015 and July 1, 2015, respectively. Bank cash included $764 million and $691 million of cash held by U.S. broker-dealers at December 31, 2014 and September 30, 2014, respectively.

Corporate cash is the primary source of liquidity at the parent company. We define corporate cash as cash held at the parent company as well as cash held in certain subsidiaries, not including bank and broker-dealer subsidiaries, that can distribute cash to the parent company without any regulatory approval or notification. We believe corporate cash is a useful measure of the parent company’s liquidity as it is the primary source of capital above and beyond the capital deployed in our regulated subsidiaries. Corporate cash can fluctuate in any given quarter and is impacted primarily by tax settlements, approval and timing of subsidiary dividends, debt service costs and other overhead cost sharing arrangements.
Corporate cash ended the third quarter of 2015 at $432 million, up from $233 million at December 31, 2014. Corporate cash included dividends of $281 million from E*TRADE Bank and $515 million from E*TRADE Securities to the parent company during the nine months ended September 30, 2015. We used $432 million of corporate cash along with the net proceeds from the issuance of $460 million of corporate debt to redeem $800 million in aggregate principal amount of our higher cost corporate debt during the first quarter of 2015. This transaction decreased our annual debt service costs from $80 million to $50 million and reduced our total corporate debt to $1.0 billion. We target corporate cash to cover at least two times our scheduled annual corporate debt service payments and scheduled maturities over the next 12 months. As such, our target is approximately $100 million as we do not have any corporate debt with scheduled maturities in the next 12 months.
The senior secured revolving credit facility enhances our ability to meet liquidity needs at the parent company. During the first quarter of 2015, we increased our revolving credit facility at the parent company by an additional $50 million to a total available line of credit of $250 million. We have the ability to borrow against this revolving credit facility for working capital and general corporate purposes. Our revolving credit facility contains certain maintenance covenants, including the requirement for the parent company to maintain unrestricted cash of at least $100 million. At September 30, 2015, there was no outstanding balance under this credit facility. Additionally, the parent company had $749 million in net deferred tax assets at September 30, 2015, which will ultimately become sources of corporate cash as the parent company’s subsidiaries reimburse the parent company for the use of its deferred tax assets.
Deposits
Management believes that within deposits, sweep deposits are of particular importance as they are the most stable source of liquidity for E*TRADE Bank when compared to non-sweep deposits. While in recent periods we have transferred customer sweep deposits to third party banks that participate in our ESDA program as well as to third party money market funds, we maintain the ability to transfer the majority of these off-balance sheet deposits to E*TRADE Bank's balance sheet with notification to the third party financial institutions and customer consent, as appropriate.
During the first quarter of 2015, we converted approximately $15.1 billion of customer assets already in the ESDA program to a new sweep deposit platform. This platform enables us to more efficiently manage our balance sheet size. During the fourth quarter of 2015 and in early 2016, we intend to transfer a portion of customer assets held by third parties to our balance sheet and expect to reach our targeted consolidated balance sheet size in early 2016.

We also have the ability to generate liquidity in the form of additional deposits by raising the yield on our customer deposit products.
Liquidity Available from Subsidiaries
Liquidity available to us from our subsidiaries is limited by regulatory requirements. Loans by E*TRADE Bank to the parent company and its other non-bank subsidiaries are subject to various quantitative, arm’s length, collateralization and other requirements. E*TRADE Bank and its subsidiaries require regulatory approval prior to the payment of dividends to the parent company. As E*TRADE Securities and E*TRADE Clearing are no longer subsidiaries of E*TRADE Bank, they can pay dividends to the parent company with proper regulatory notifications.
Other Sources of Liquidity
In September 2015, we terminated $4.4 billion of our legacy wholesale funding obligations at E*TRADE Bank. We may continue utilizing wholesale funding sources for short-term liquidity and contingency funding requirements. Our ability to borrow these funds is dependent upon the continued availability of funding in the wholesale borrowings market. In addition, we can borrow from the Federal Reserve Bank’s discount window to meet short-term liquidity requirements, although it is not viewed as a primary source of funding. At September 30, 2015, E*TRADE Bank had approximately $3.4 billion and $0.9 billion in additional collateralized borrowing capacity with the FHLB and the Federal Reserve Bank, respectively.
We have historically relied on securities lending, customer payables, lines of credit with E*TRADE Bank and the parent company, and committed and uncommitted lines of credit with unaffiliated banks to provide liquidity and finance margin lending at E*TRADE Clearing. E*TRADE Clearing maintains secured committed lines of credit with two unaffiliated banks, aggregating to $175 million at September 30, 2015, that are scheduled to mature in June 2016. E*TRADE Clearing also maintains uncommitted lines of credit with several unaffiliated banks, which increased by $75 million during the third quarter of 2015 to $450 million at September 30, 2015. During the second quarter of 2015, E*TRADE Clearing entered into a 364-day, $345 million senior unsecured revolving credit facility with a syndicate of banks, which brought its total liquidity lines to $970 million. The credit facility contains maintenance covenants related to E*TRADE Clearing's minimum consolidated tangible net worth and regulatory net capital ratio. There were no outstanding balances for these lines at September 30, 2015. Also, prior to E*TRADE Clearing moving out from under E*TRADE Bank in July 2015, E*TRADE Bank contributed $150 million of capital to E*TRADE Clearing in June 2015.
Capital Resources
Executing on our capital plan remains a priority for us. We submitted an initial capital plan to the OCC and Federal Reserve in 2012 and have subsequently updated the plan annually. The plan includes our five-year business strategy; forecasts of our business results and capital ratios; capital distribution plans in current and adverse operating conditions; and internally developed stress tests. We believe we have made important progress since we laid out our capital plan, as evidenced by:

•	$756 million in quarterly dividends that our regulators approved from E*TRADE Bank since 2013, including $281 million during the nine months ended September 30, 2015;

•	regulatory approval to operate E*TRADE Bank at a 9.0% Tier 1 leverage ratio; and

•	the decline in FDIC insurance premiums.
We also received regulatory approval to move our U.S. broker-dealers, E*TRADE Securities and E*TRADE Clearing, out from under E*TRADE Bank. E*TRADE Securities was moved out from under E*TRADE Bank in February 2015 and subsequently paid dividends totaling $515 million to the parent company. E*TRADE Clearing was moved out from under E*TRADE Bank in July 2015, after bolstering its standalone capital and liquidity levels. See the Other Sources of Liquidity section above for more information. The revised organizational structure provides increased capital flexibility as it enables us to dividend excess regulatory capital at our broker-dealers to the parent company.
We do not intend to seek a dividend from E*TRADE Bank during the fourth quarter of 2015, but intend to resume requesting regulatory approval in the first quarter of 2016 to issue a dividend each quarter equivalent to E*TRADE Bank's net income from the previous quarter.

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

At September 30, 2015, our regulatory capital ratios for E*TRADE Bank were well above the minimum ratios required to be "well capitalized." E*TRADE Bank's capital ratios are calculated as follows (dollars in millions):

	September 30,	December 31,	September 30,
	2015(1)	2014(1)	2014(1)
E*TRADE Bank shareholders’ equity(2)	$3,171	$6,102	$6,014
Deduct:
Losses in other comprehensive income on available-for-sale debt securities and cash flow hedges, net of tax	(14)	(255)	(304)
Goodwill and other intangible assets, net of deferred tax liabilities	38	1,467	1,482
Disallowed deferred tax assets	187	342	397
E*TRADE Bank Tier 1 capital/Common Equity Tier 1 capital(2)(3)	2,960	4,548	4,439
Add:
Allowable allowance for loan losses	108	224	228
E*TRADE Bank total capital(2)	$3,068	$4,772	$4,667

E*TRADE Bank average/total assets(2)(4)	$32,466	$44,672	$44,510
Deduct:
Disallowed deferred tax assets	187	342	397
Goodwill and other intangible assets, net of deferred tax liabilities	38	1,467	1,482
Other	—	(13)	(51)
E*TRADE Bank adjusted average/total assets for leverage capital purposes(1)	$32,241	$42,876	$42,682

E*TRADE Bank total risk-weighted assets(2)(5)	$8,230	$17,717	$18,035

E*TRADE Bank Tier 1 leverage ratio (Tier 1 capital / Adjusted total assets for leverage capital purposes)(2)	9.2%	10.6%	10.4%
E*TRADE Bank Tier 1 capital / Total risk-weighted assets(2)	36.0%	25.7%	24.6%
E*TRADE Bank total capital / Total risk-weighted assets(2)	37.3%	26.9%	25.9%
E*TRADE Bank Common Equity Tier 1 capital(3) / Total risk-weighted assets(2)	36.0%	N/A	N/A

(1)	Due to the change in regulatory requirements described above, the 2015 ratios were calculated under Basel III requirements and the 2014 ratios were calculated under Basel I requirements.

(2)
Amounts presented for E*TRADE Bank in 2015 exclude E*TRADE Securities as of February 1, 2015, the date the subsidiary was transferred out from under E*TRADE Bank. E*TRADE Clearing was moved out from under E*TRADE Bank in July 2015.

(3)
Common Equity Tier 1 capital under Basel III replaced Tier 1 common capital. Prior to Basel III becoming effective, E*TRADE Bank’s Tier 1 common ratio was a non-GAAP measure that management believes is an important measure of capital strength. E*TRADE Bank's Tier 1 common ratio was 25.7% and 24.6% as of December 31, 2014 and September 30, 2014, respectively.

(4)
As of September 30, 2015, E*TRADE Bank’s Tier 1 Leverage ratio was calculated using average total assets. Prior to Basel III becoming effective for E*TRADE Bank, E*TRADE Bank’s Tier 1 Leverage ratio was calculated using end of period total assets.

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

At September 30, 2015, our regulatory capital ratios for E*TRADE Financial were well above the minimum ratios required to be "well capitalized." E*TRADE Financial's capital ratios are calculated as follows (dollars in millions):

	September 30,	December 31,	September 30,
	2015(1)	2014(1)	2014(1)
E*TRADE Financial shareholders’ equity	$5,812	$5,375	$5,274
Deduct:
Losses in other comprehensive income on available-for-sale debt securities and cash flow hedges, net of tax	(14)	(255)	(304)
Goodwill and other intangible assets, net of deferred tax liabilities	1,428	1,592	1,609
Disallowed deferred tax assets	873	1,008	1,063
Other(2)	(105)	—	—
E*TRADE Financial Common Equity Tier 1 capital(3)	3,630	3,030	2,906
Add:
Qualifying restricted core capital elements (trust preferred securities)(2)	—	433	433
E*TRADE Financial Tier 1 capital	3,630	3,463	3,339
Add:
Allowable allowance for loan losses	126	223	228
Non-qualifying capital instruments subject to phase-out (trust preferred securities)(2)	314	—	—
E*TRADE Financial total capital	$4,070	$3,686	$3,567

E*TRADE Financial average total assets	$44,732	$45,445	$45,869
Deduct:
Goodwill and other intangible assets, net of deferred tax liabilities	1,428	1,592	1,609
Disallowed deferred tax assets	873	1,008	1,063
Other(2)	(105)	—	—
E*TRADE Financial adjusted average total assets for leverage capital purposes	$42,536	$42,845	$43,197

E*TRADE Financial total risk-weighted assets(4)	$9,196	$17,683	$18,070

E*TRADE Financial Tier 1 leverage ratio (Tier 1 capital / Adjusted average total assets for leverage capital purposes)	8.5%	8.1%	7.7%
E*TRADE Financial Tier 1 capital / Total risk-weighted assets	39.5%	19.6%	18.5%
E*TRADE Financial total capital / Total risk-weighted assets	44.3%	20.8%	19.7%
E*TRADE Financial Common Equity Tier 1 capital(3) / Total risk-weighted assets	39.5%	N/A	N/A

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

(3)	Common Equity Tier 1 capital under Basel III replaced Tier 1 common capital. E*TRADE Financial's Tier 1 common ratio was 17.1% and 16.1% as of December 31, 2014 and September 30, 2014, respectively.

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

Broker-Dealer Capital Requirements
Our broker-dealer subsidiaries are subject to capital requirements determined by their respective regulators. At September 30, 2015, all of our brokerage subsidiaries met their minimum net capital requirements, ending the period with excess net capital of $830 million.
E*TRADE Clearing was moved out from under E*TRADE Bank in July 2015. Prior to this move, E*TRADE Bank contributed $150 million of capital to E*TRADE Clearing in June 2015. Excess net capital at E*TRADE Clearing is $774 million, at September 30, 2015.

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
Under the OCC stress test regulations, E*TRADE Bank is required to conduct stress testing using the prescribed stress-testing methodologies. E*TRADE Bank submitted the results of its second annual stress test prior to March 31, 2015, as required. In the second quarter of 2015 we received notification from the OCC on our stress test submission, noting that we remained well above the regulatory well-capitalized levels for all capital ratios across all scenarios. We are satisfied with the feedback around our stress testing process, approach and methodologies.
Under the final Federal Reserve regulations, the parent company will be required to conduct its first stress test using financial statement data as of September 30, 2016. We will be required to report the results of its first stress test to the Federal Reserve on or before March 31, 2017, and to disclose a summary of its first stress test results in June 2017.
FDIC Deposit Insurance Fund Assessment Proposal
                On October 22, 2015, the FDIC released a notice of a proposed rulemaking to add a surcharge to the regular deposit insurance fund assessments of banks with $10 billion or more in assets which would include E*TRADE Bank.  If this rule were finalized as proposed, E*TRADE Bank would be subject to an additional surcharge applied to its assessment base, beginning sometime in 2016 and likely continuing through 2018. There is a 60-day comment period and the Company is continuing to monitor the developments related to this proposed rulemaking.
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
RISK MANAGEMENT
As a financial services company, our business exposes us to certain risks. The identification, mitigation and management of existing and potential risks are keys to effective enterprise risk management. There are certain risks that are inherent to our business (e.g. execution of transactions) whereas other risks will present themselves through the conduct of that business. We seek to monitor and manage our significant risk exposures through a set of board approved limits as well as Key Risk Indicators or metrics. We have in place a governance framework that regularly reports metrics, major risks and exposures to senior management and the Board of Directors. As of July 1, 2015, our risk management framework became subject to the risk committee requirement for publicly traded bank holding companies with total consolidated assets of greater than $10 billion and less than $50 billion, contained in the Federal Reserve’s enhanced prudential standards for bank holding companies and foreign banking organizations. Our framework, as described below, is in compliance with all applicable requirements.

We have a Board-approved Risk Appetite Statement ("RAS") which we disseminate to employees. The RAS specifies the significant risks we are exposed to and our tolerance of those risks. As described in the RAS, our business exposes us to the following nine major categories of risk:

•	Credit Risk—the risk of loss arising from the inability or failure of a borrower or counterparty to meet its credit obligations.

•
Interest Rate Risk—the risk to earnings or capital arising from movements in interest rates. This includes convexity risk, which arises primarily from the mortgage holders' option to prepay their mortgages and deposit holders' option to withdraw their deposits.

•	Liquidity Risk—the potential inability to meet contractual and contingent financial obligations either on- or off-balance sheet, as they come due.

•	Market Risk—the risk that asset values or income streams will be adversely affected by changes in market conditions.

•	Operational Risk—the risk of loss due to failure of people, processes and systems, or damage to physical assets caused by unexpected events.

•	IT and Cyber Security Risk—the risk of loss of customer or company data, integrity, or availability of systems through the compromise of our electronic digital media (e.g., computers, mobile devices).

•	Strategic Risk—the risk of loss of market size, market share or margin in any business, leading to lost revenues and potentially significant reductions to net income.

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

Credit risk is monitored by our Credit Committee and Margin Risk Committee. The Credit Committee's objective is to evaluate current and expected credit performance of the Company’s loans, investments, borrowers and counterparties relative to market conditions and the probable impact on the Company’s financial performance. They establish credit risk guidelines in accordance with the Company’s strategic objectives and existing policies. The Credit

Committee reviews investment and lending activities involving credit risk to ensure consistency with those established guidelines. These reviews involve an analysis of portfolio balances, delinquencies, losses, recoveries, default management and collateral liquidation performance, as well as any credit risk mitigation efforts relating to the portfolios. The Margin Risk Committee is responsible for identifying, monitoring and mitigating, where necessary, risks arising from margin lending activities, including the associated credit risk. The Margin Risk Committee is also responsible for reviewing and approving margin risk limits and for monitoring adherence to the margin risk limits. In addition, the Credit Committee reviews and approves credit related counterparties engaged in financial transactions with the Company.
Loss Mitigation on the Loan Portfolio
Our credit risk operations team focuses on the mitigation of potential losses in the loan portfolio. Through a variety of strategies, including voluntary line closures, automatically freezing lines on all delinquent accounts, and freezing lines on loans with materially reduced home equity, we reduced our exposure to open home equity lines from a high of over $7 billion in 2007 to approximately $90 million at September 30, 2015.
We have loan modification programs that focus on the mitigation of potential losses in the one- to four- family and home equity mortgage loan portfolio by targeting borrowers experiencing financial difficulties. During the nine months ended September 30, 2015 and 2014, we modified $10 million and $17 million of one- to four-family loans, respectively, and $11 million of home equity loans for both periods, under these programs in which the modifications were considered TDRs. We have also begun offering a loan modification program to a subset of borrowers with home equity lines of credit whose original loan terms provided the borrowers the option to accelerate their date of conversion to amortizing loans. As certain terms of our offer represented economic concessions, such as longer amortization periods than were in the original loan agreements, this program resulted in $14 million of TDRs and $44 million of modifications not classified as TDRs during the first quarter of 2015. Loan modification volume may increase in future periods to mitigate potential losses as the volume of mortgage loans reaching the end of their interest-only period increases.
We also process minor modifications on a number of loans through traditional collections actions taken in the normal course of servicing delinquent accounts. Minor modifications resulting in an insignificant delay in the timing of payments are not considered economic concessions and therefore are not classified as TDRs. At September 30, 2015 and December 31, 2014, we had $21 million and $25 million, respectively, of mortgage loans with minor modifications that were not considered TDRs. Approximately 10% and 5% of these loans were classified as nonperforming at September 30, 2015 and December 31, 2014, respectively. We currently do not have any active loan modification program for consumer and other loans.
Currently, our entire loans receivable portfolio is serviced by other companies. To reduce vendor, operational and regulatory risks, we have an initiative to assess our servicing relationships and, where appropriate, consolidate loan servicing or transfer certain mortgage loans to servicers that specialize in managing troubled assets. During the nine months ended September 30, 2015, we completed servicer transfers of $1.1 billion of mortgage loans as a result of this initiative. At September 30, 2015, $3.3 billion gross unpaid principal balance of our mortgage loans were held at servicers that specialize in managing troubled assets. We believe this initiative has improved and will continue to improve the credit performance of the loans transferred compared to the expected credit performance of these same loans if they had not been transferred.
We continue to review the mortgage loan portfolio in order to identify loans to be repurchased by the originator; however, we consider this effort to be substantially complete. Our review has primarily focused on identifying loans with violations of transaction representations and warranties or material misrepresentation on the part of the seller. Any loans identified with these deficiencies are submitted to the original seller for repurchase. During the nine months ended September 30, 2015 and 2014, we received one-time payments of $2 million and $11 million, respectively, from certain third party mortgage originators to satisfy in full all pending and future repurchase requests with them. We recognized these settlements as recoveries to the allowance for loan losses, resulting in a corresponding reduction to net charge-offs as well as our provision (benefit) for loan losses. Approximately $4 million of loans were repurchased by or settled with the original sellers during the nine months ended September 30, 2015, for a total of $461 million of loans that were repurchased, including global settlements, since we actively started reviewing our purchased loan portfolio beginning in 2008.

CONCENTRATIONS OF CREDIT RISK
Loans
One- to four-family loans include interest-only loans for a five to ten year period, followed by an amortizing period ranging from 20 to 25 years. At September 30, 2015, 40% of our one- to four-family portfolio were not yet amortizing. However, during the trailing twelve months ended September 30, 2015, approximately 16% of these borrowers made voluntary annual principal payments of at least $2,500 and slightly over a third of those borrowers made voluntary annual principal payments of at least $10,000.
The home equity loan portfolio is primarily second lien loans on residential real estate properties, which have a higher level of credit risk than first lien mortgage loans. Approximately 13% of the home equity loan portfolio was in the first lien position and we held both the first and second lien positions in less than 1% of the home equity loan portfolio at September 30, 2015. The home equity loan portfolio consisted of approximately 18% of home equity installment loans and approximately 82% of home equity lines of credit at September 30, 2015.
Home equity installment loans are primarily fixed rate and fixed term, fully amortizing loans that do not offer the option of an interest-only payment. The majority of home equity lines of credit convert to amortizing loans at the end of the draw period, which typically ranges from five to ten years. Approximately 5% of this portfolio will require the borrowers to repay the loan in full at the end of the draw period, commonly referred to as "balloon loans." At September 30, 2015, 65% of the home equity line of credit portfolio had not converted from the interest-only draw period and had not begun amortizing. However, during the trailing twelve months ended September 30, 2015, approximately 40% of these borrowers made annual principal payments of at least $500 on their home equity lines of credit and slightly under half of those borrowers reduced their principal balance by at least $2,500.
The following table outlines when one- to four-family and home equity lines of credit convert to amortizing by percentage of the one- to four-family and home equity line of credit portfolios, respectively, at September 30, 2015:

Period of Conversion to Amortizing Loan	% of One- to Four-Family Portfolio	% of Home Equity Line of Credit Portfolio
Already amortizing	60%	35%
Through December 31, 2015	1%	5%
Year ending December 31, 2016	17%	44%
Year ending December 31, 2017	22%	15%
Year ending December 31, 2018 or later	—%	1%
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

The following tables show the distribution of the mortgage loan portfolios by credit risk factor at September 30, 2015 and December 31, 2014 (dollars in millions):

	One- to Four-Family		Home Equity
Current LTV/CLTV (1)	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
<=80%	$1,554	$1,757	$894	$1,081
80%-100%	649	807	582	755
100%-120%	255	311	441	557
>120%	162	185	353	441
Total mortgage loans receivable	$2,620	$3,060	$2,270	$2,834
Average estimated current LTV/CLTV (2)	78%	79%	91%	92%
Average LTV/CLTV at loan origination (3)	71%	71%	81%	80%

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

	One- to Four-Family		Home Equity
Current FICO (1)	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
>=720	$1,503	$1,734	$1,172	$1,487
719 - 700	244	296	231	292
699 - 680	210	260	199	238
679 - 660	181	197	157	203
659 - 620	193	237	211	258
<620	289	336	300	356
Total mortgage loans receivable	$2,620	$3,060	$2,270	$2,834

(1)
FICO scores are updated on a quarterly basis; however, there were approximately $40 million and $49 million of one- to four-family loans at September 30, 2015 and December 31, 2014, respectively, and $3 million and $4 million of home equity loans, respectively, for which the updated FICO scores were not available. For these loans, the current FICO distribution included the most recent FICO scores where available, otherwise the original FICO score was used.

The average age of our mortgage loans receivable was 9.6 and 8.9 years at September 30, 2015 and December 31, 2014, respectively. Approximately 38% of our mortgage loans receivable were concentrated in California at both September 30, 2015 and December 31, 2014. No other state had concentrations of mortgage loans that represented 10% or more of our mortgage loans receivable at September 30, 2015 and December 31, 2014.
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

The following table presents the allowance for loan losses by loan portfolio at September 30, 2015 and December 31, 2014 (dollars in millions):

	One- to Four-Family		Home Equity		Consumer and Other		Total
	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
General reserve:
Quantitative component	$26	$11	$264	$281	$7	$9	$297	$301
Qualitative component	2	7	10	29	—	1	12	37
Specific valuation allowance	11	9	56	57	—	—	67	66
Total allowance for loan losses	$39	$27	$330	$367	$7	$10	$376	$404
Allowance as a % of loans receivable(1)	1.5%	0.9%	14.5%	12.9%	2.0%	2.1%	7.1%	6.3%

(1)	Allowance as a percentage of loans receivable is calculated based on the gross loans receivable including net unamortized premiums for each respective category.

Total loans receivable designated as held-for-investment decreased $1.1 billion during the nine months ended September 30, 2015. The allowance for loan losses was $376 million, or 7% of total loans receivable, as of September 30, 2015 compared to $404 million, or 6% of total loans receivable, as of December 31, 2014, reflecting continued improvement in economic conditions, charge-off recoveries and loan portfolio run-off, offset by the impact of enhancements to our modeling practices for the allowance for loan losses during the nine months ended September 30, 2015. For additional information on management's estimate of the allowance for loan losses, see Summary of Critical Accounting Policies and Estimates in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Troubled Debt Restructurings
TDRs include two categories of loans: (1) loan modifications completed under our loss mitigation programs in which economic concessions were granted to borrowers experiencing financial difficulty, and (2) loans that have been charged-off based on the estimated current value of the underlying property less estimated selling costs due to bankruptcy notification even if the loan has not been modified under the Company’s programs. The following table shows total TDRs by category at September 30, 2015 and December 31, 2014 (dollars in millions):

	Loans Modified as TDRs(1)	Bankruptcy Loans	Total TDRs
September 30, 2015
One- to four-family	$175	$121	$296
Home equity	169	39	208
Total	$344	$160	$504
December 31, 2014
One- to four-family	$185	$131	$316
Home equity	169	48	217
Total	$354	$179	$533

(1)	Includes loans modified as TDRs that also had received a bankruptcy notification of $43 million and $42 million at September 30, 2015 and December 31, 2014, respectively.

The following table shows total TDRs by delinquency category at September 30, 2015 and December 31, 2014 (dollars in millions):

	TDRs Current	TDRs 30-89 Days Delinquent	TDRs 90-179 Days Delinquent	TDRs 180+ Days Delinquent	Total Recorded Investment in TDRs
September 30, 2015
One- to four-family	$224	$18	$8	$46	$296
Home equity	171	10	7	20	208
Total	$395	$28	$15	$66	$504
December 31, 2014
One- to four-family	$232	$24	$12	$48	$316
Home equity	178	14	6	19	217
Total	$410	$38	$18	$67	$533
TDRs on accrual status, which are current and have made six or more consecutive payments, were $236 million and $248 million at September 30, 2015 and December 31, 2014, respectively.
Troubled Debt Restructurings – Loan Modifications
We believe the distinction between loans modified as TDRs and total TDRs, which include bankruptcy loans, is important. Our loan modification programs focus on the mitigation of potential losses through making an economic concession to a borrower, whereas with loans for which we have received bankruptcy notification we have not taken any loss mitigation actions. The following table shows loans modified as TDRs by delinquency category at September 30, 2015 and December 31, 2014 (dollars in millions):

	Modifications Current	Modifications 30-89 Days Delinquent	Modifications 90-179 Days Delinquent	Modifications 180+ Days Delinquent	Total Recorded Investment in Modifications
September 30, 2015
One- to four-family	$148	$8	$5	$14	$175
Home equity	146	7	5	11	169
Total	$294	$15	$10	$25	$344
December 31, 2014
One- to four-family	$152	$14	$7	$12	$185
Home equity	145	10	5	9	169
Total	$297	$24	$12	$21	$354

The following table shows loans modified as TDRs and the specific valuation allowance by loan portfolio as well as the percentage of total expected losses at September 30, 2015 and December 31, 2014 (dollars in millions):

	Recorded Investment in Modifications before Charge-offs	Charge-offs	Recorded Investment in Modifications	Specific Valuation Allowance	Net Investment in Modifications	Specific Valuation Allowance as a % of Modifications	Total Expected Losses
September 30, 2015
One- to four-family	$220	$(45)	$175	$(11)	$164	6%	26%
Home equity	294	(125)	169	(56)	113	33%	62%
Total	$514	$(170)	$344	$(67)	$277	20%	46%
December 31, 2014
One- to four-family	$231	$(46)	$185	$(9)	$176	5%	24%
Home equity	305	(136)	169	(57)	112	34%	63%
Total	$536	$(182)	$354	$(66)	$288	19%	46%
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
Included in allowance for loan losses was a specific valuation allowance of $67 million and $66 million that was established for loans modified as TDRs at September 30, 2015 and December 31, 2014, respectively. The specific valuation allowance for these individually impaired loans represents the forecasted losses over the remaining life of the loan, including the economic concession to the borrower.
The total expected loss on loans modified as TDRs includes both the previously recorded charge-offs and the specific valuation allowance. Total expected losses on loans modified as TDRs remained at 46% as a percentage of total recorded investments in modifications before charge-offs at September 30, 2015 and December 31, 2014.

Net Charge-offs
The following table provides an analysis of net charge-offs for the three and nine months ended September 30, 2015 and 2014 (dollars in millions):

	Charge-offs	Recoveries(1)	Net Charge-Offs	% of Average Loans (Annualized)
Three Months Ended September 30, 2015
One- to four-family	$—	$—	$—	—%
Home equity	(7)	7	—	0.01%
Consumer and Other	(2)	1	(1)	0.97%
Total	$(9)	$8	$(1)	0.05%
Three Months Ended September 30, 2014
One- to four-family	$(1)	$—	$(1)	0.03%
Home equity	(13)	7	(6)	0.86%
Consumer and Other	(4)	1	(3)	2.84%
Total	$(18)	$8	$(10)	0.62%

	Charge-offs	Recoveries(1)	Net Charge-Offs	% of Average Loans (Annualized)
Nine Months Ended September 30, 2015
One- to four-family	$(3)	$—	$(3)	0.13%
Home equity	(26)	21	(5)	0.25%
Consumer and Other	(8)	5	(3)	0.86%
Total	$(37)	$26	$(11)	0.23%
Nine Months Ended September 30, 2014
One- to four-family	$(44)	$11	$(33)	1.20%
Home equity	(54)	18	(36)	1.50%
Consumer and Other	(13)	4	(9)	2.05%
Total	$(111)	$33	$(78)	1.39%

(1)	Recoveries include the impact of mortgage originator settlements.
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
Net charge-offs for the three and nine months ended September 30, 2015 compared to the same periods in 2014 decreased by $9 million and $67 million, respectively. The higher net charge-offs during the nine months ended September 30, 2014 was mainly due to a charge-off of $42 million related to our sale of one- to four-family loans modified as TDRs. Additionally, net charge-offs for the nine months ended September 30, 2015 and 2014 included $2 million and $11 million of benefit recorded from settlements with third party mortgage originators, respectively. The decrease in net charge-offs for the nine months ended September 30, 2015 compared to 2014 also reflected the improving economic conditions, as evidenced by home price improvement and portfolio run-off. The timing and magnitude of charge-offs are affected by many factors and we anticipate variability from quarter to quarter, particularly as home equity lines of credit begin converting to amortizing loans.

Delinquent Loans
We believe the distinction between loans delinquent 90 to 179 days and loans delinquent 180 days and greater is important as loans delinquent 180 days and greater have been written down to their expected recovery value, whereas loans delinquent 90 to 179 days have not (unless they are in process of bankruptcy or are modifications that have substantial doubt as to the borrower’s ability to repay the loan). We believe loans delinquent 90 to 179 days are an important measure because these loans will likely be charged off. Additional charge-offs on loans delinquent 180 days and greater are possible if home prices decline beyond current expectations, but we do not anticipate these charge-offs to be significant. The following table shows the comparative data for loans delinquent 90 to 179 days at September 30, 2015 and December 31, 2014 (dollars in millions):

	September 30, 2015	December 31, 2014
One- to four-family	$22	$28
Home equity	28	29
Consumer and other	1	1
Total loans delinquent 90-179 days	$51	$58
Loans delinquent 90-179 days as a percentage of gross loans receivable	1.0%	0.9%
In addition, we monitor loans in which a borrower’s current credit history casts doubt on their ability to repay a loan. We classify loans as special mention when they are between 30 and 89 days past due. The following table shows the comparative data for special mention loans at September 30, 2015 and December 31, 2014 (dollars in millions):

	September 30, 2015	December 31, 2014
One- to four-family	$60	$88
Home equity	47	60
Consumer and other	6	7
Total special mention loans	$113	$155
Special mention loans receivable as a percentage of gross loans receivable	2.2%	2.4%
The trend in special mention loan balances is generally indicative of the expected trend for charge-offs in future periods, as these loans have a greater propensity to migrate into nonaccrual status and ultimately charge-off. One- to four-family loans are generally secured in a first lien position by real estate assets, reducing the potential loss when compared to an unsecured loan. Home equity loans are generally secured by real estate assets; however, the majority of these loans are secured in a second lien position, which substantially increases the potential loss when compared to a first lien position. The loss severity of our second lien home equity loans was approximately 95% for a trailing twelve-month period as of September 30, 2015.
Nonperforming Assets
We classify loans as nonperforming when they are no longer accruing interest, which includes loans that are 90 days and greater past due, TDRs that are on nonaccrual status for all classes of loans (including loans in bankruptcy) and certain junior liens that have a delinquent senior lien. The following table shows the comparative data for nonperforming loans and assets at September 30, 2015 and December 31, 2014 (dollars in millions):

	September 30, 2015	December 31, 2014
One- to four-family	$269	$294
Home equity	151	165
Consumer and other	1	1
Total nonperforming loans receivable	421	460
Real estate owned and other repossessed assets, net	27	38
Total nonperforming assets, net	$448	$498
Nonperforming loans receivable as a percentage of gross loans receivable	8.0%	7.2%
One- to four-family allowance for loan losses as a percentage of one- to four-family nonperforming loans receivable	14.5%	9.1%
Home equity allowance for loan losses as a percentage of home equity nonperforming loans receivable	218.2%	222.5%
Consumer and other allowance for loan losses as a percentage of consumer and other nonperforming loans receivable	851.3%	774.6%
Total allowance for loan losses as a percentage of total nonperforming loans receivable	89.3%	87.8%
Nonperforming assets, net decreased by $50 million to $448 million at September 30, 2015 when compared to December 31, 2014. This decrease reflected continued improvement in economic conditions and loan portfolio run-off.
Securities
We focus primarily on security type and credit rating to monitor credit risk in our securities portfolios. We consider securities backed by the U.S. government or its agencies to have low credit risk as the long-term debt rating of the U.S. government is AA+ by S&P and AAA by Moody’s and Fitch at September 30, 2015. The amortized cost of these securities accounted for over 99% of our total securities portfolio at September 30, 2015. We review the remaining debt securities that were not backed by the U.S. government or its agencies according to their credit ratings from S&P, Moody’s and Fitch where available. At September 30, 2015, all municipal bonds and corporate bonds were rated investment grade (defined as a rating equivalent to a Moody’s rating of "Baa3" or higher, or a S&P or Fitch rating of "BBB-" or higher).
SUMMARY OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in conformity with GAAP. Note 1—Organization, Basis of Presentation and Summary of Significant Accounting Policies in Part II. Item 8. Financial Statements and Supplementary Data in the Company's Annual Report on Form 10-K for the year ended December 31, 2014 contains a summary of our significant accounting policies, many of which require the use of estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes for the periods presented. We believe that of our significant accounting policies, the following are critical because they are based on estimates and assumptions that require complex and subjective judgments by management: allowance for loan losses; valuation of goodwill and other intangible assets; estimates of effective tax rates, deferred taxes and valuation allowance; classification and valuation of certain investments; accounting for derivative instruments; and fair value measurements. Changes in these estimates or assumptions could materially impact our financial condition and results of operations, and actual results could differ from our estimates. We updated our accounting policy for the allowance for loan losses in the second quarter of 2015 to reflect significant changes in management's estimates and assumptions. Our remaining critical accounting policies are more fully described in Summary of Critical Accounting Policies and Estimates in Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2014.

Allowance for Loan Losses
Description
The allowance for loan losses is management’s estimate of probable losses inherent in the loan portfolio as of the balance sheet date. In determining the adequacy of the allowance, we perform ongoing evaluations of the loan portfolio and loss forecasting assumptions. As of September 30, 2015, the allowance for loan losses was $376 million on $5.3 billion of total loans receivable designated as held-for-investment.
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
Total loans receivable designated as held-for-investment decreased $1.1 billion during the nine months ended September 30, 2015. The allowance for loan losses was $376 million, or 7% of total loans receivable, as of September 30, 2015 compared to $404 million, or 6% of total loans receivable, as of December 31, 2014. The decrease in the allowance for loan losses primarily resulted from the following factors:

•	better than expected loan performance, including favorable delinquency trends, faster prepayments across the portfolios and lower than expected defaults on balloon loans maturing; and

•	the resolution of uncertainties related to servicer transfers, which drove the majority of the decrease in the qualitative component.
During the nine months ended September 30, 2015, we also enhanced our modeling practices for forecasting loan losses in our one- to four-family and home equity loan portfolios. We implemented a new loss forecasting model during the second quarter of 2015; however, there were no material changes in assumptions and methodologies in the new model and the implementation did not have a material impact on our allowance for loan losses. The implementation process triggered a re-evaluation of the time period of forecasted loan losses included in the general allowance. Based on our review of recent loan performance, current economic conditions and their impact on borrower behavior, we extended the loss emergence period from 12 months to 18 months for both portfolios. The extended emergence period resulted in approximately $40 million of additional allowance for loan losses as of June 30, 2015. The new loss forecasting model continues to be sensitive to key risk factors within our one- to four-family and home equity loan portfolios, which include but are not limited to loan type, delinquency history, LTV/CLTV ratio and borrowers’ credit scores and the forecasted loan losses are estimated based on these types of loan-level attributes. We utilize historical mortgage loan performance data to develop the forecast of delinquency and default for these risk segments.

We also made the following enhancements to our quantitative allowance methodology for identifying higher risk loans in one- to four-family and home equity loan portfolios that resulted in approximately $40 million of additional allowance as of September 30, 2015:

•
During the second quarter of 2015, we extended the period of our forecasted loan losses captured within the general allowance to include the total probable loss over the remaining life on a subset of higher risk interest-only loans in the one- to four-family loan portfolio.

•
During the third quarter of 2015, we further refined the criteria utilized in identifying higher risk home equity lines of credit for which we include the total probable loss over the remaining life within the general allowance.

The general allowance for loan losses also included a qualitative component to account for a variety of factors that present additional uncertainty that may not be fully considered in the quantitative loss model but are factors we believe may impact the level of credit losses. We utilize a qualitative factor framework whereby, on a quarterly basis, management assesses the risk associated with three main factors: external factors, internal factors, and portfolio specific factors. The uncertainty related to these factors may expand over time, temporarily increasing the qualitative component in advance of the more precise identification of these probable losses being captured within the quantitative component of the general allowance. The total qualitative component was $12 million and $37 million as of September 30, 2015 and December 31, 2014, respectively.
Effects if Actual Results Differ
It is difficult to estimate how potential changes in the quantitative and qualitative factors, including the impact of home equity lines of credit converting from interest only to amortizing loans or requiring borrowers to repay the loan in full at the end of the draw period, might impact the allowance for loan losses. Our underlying assumptions and judgments could prove to be inaccurate, which could materially impact our regulatory capital position and results of operations in future periods.
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
Each derivative instrument is recorded on the consolidated balance sheet at fair value as a freestanding asset or liability. Fair value hedges are accounted for by recording the fair value of the derivative instrument and the fair value of the asset or liability being hedged on the consolidated balance sheet. Changes in the fair value of both (1) the derivative instrument and (2) the underlying assets or liabilities are recognized in the gains (losses) on securities and other line item in the consolidated statement of income (loss). Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the consolidated balance sheet. The effective portion of the change in fair value of the derivative instrument in a cash flow hedge is reported as a component of accumulated other comprehensive loss, net of tax in the consolidated balance sheet, for both active and terminated hedges. Amounts are reclassified from accumulated other comprehensive loss into net operating interest income as a yield adjustment in the same period the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivative instrument in a cash flow hedge is reported in the gains (losses) on securities and other line item in the consolidated statement of income (loss).
Judgments
Cash flow hedge relationships are treated as effective hedges as long as the hedged forecasted transactions remain probable of occurring and the hedges continue to meet the requirements of the applicable accounting guidance. At December 31, 2014, accumulated other comprehensive loss attributable to cash flow hedges, pre-tax, was $422 million. These cash flow hedges were used to hedge the forecasted transactions related to repurchase agreements and FHLB advances. Following E*TRADE Clearing's move out from under E*TRADE Bank on July 1, 2015, we evaluated the sufficiency of our capital and liquidity position and, in early September, management and the Board concluded that E*TRADE Bank would deploy excess capital to terminate the $4.4 billion of legacy wholesale funding obligations. As the Company's intent changed and the hedged forecasted transactions became probable of not occurring, the Company reclassified $370 million of pre-tax losses on cash flow hedges from accumulated other comprehensive loss into earnings during the third quarter of 2015.
Effects if Actual Results Differ

If our hedging strategies were to no longer meet the effectiveness criteria or our assumptions about the nature and timing of forecasted transactions were to be inaccurate, we could no longer apply hedge accounting which could have a material adverse effect on our regulatory capital position and results of operations.
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
The following discussion about market risk includes forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of certain factors, including, but not limited to, those set forth in Item 1A. Risk Factors in the Annual Report on Form 10-K for the year ended December 31, 2014 and as updated in this report.
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
Exposure to interest rate risk is dependent upon the distribution and composition of interest-earning assets, interest-bearing liabilities and derivatives. The differing risk characteristics of each product are managed to mitigate our exposure to interest rate fluctuations. At September 30, 2015, 90% of our total assets were enterprise interest-earning assets.
At September 30, 2015, approximately 58% of total assets were residential real estate loans and available-for-sale and held-to-maturity mortgage-backed securities. The values of these assets are sensitive to changes in interest rates, as well as expected prepayment levels. As interest rates increase, fixed rate residential mortgages and mortgage-backed securities tend to exhibit lower prepayments. The inverse is true in a falling rate environment.
When real estate loans prepay, unamortized premiums and/or discounts are recognized immediately in operating interest income. Depending on the timing of the prepayment, these adjustments to operating income would impact anticipated yields. The ALCO reviews estimates of the impact of changing market rates on prepayments. This information is incorporated into our interest rate risk management strategy.
Our liability structure consists of two central sources of funding: deposits and customer payables. Deposit products, including sweep accounts, complete savings accounts and other money market and savings accounts, as well as customer payables re-price at management’s discretion. We may continue utilizing wholesale funding sources for short-term liquidity and contingency funding requirements.
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
The ALCO monitors our interest rate risk position using the EVE method. Prior to the move of E*TRADE Clearing out from under E*TRADE Bank in July 2015, the EVE method was monitored at the E*TRADE Bank level, as E*TRADE Bank had nearly 100% of interest-earning assets and 99% of interest-bearing liabilities at December 31, 2014. After this move, the EVE method is also monitored at the consolidated level, which also includes corporate debt. Changes in EVE sensitivity from December 31, 2014 to September 30, 2015 were also driven by the decreased balance sheet size as result of the termination of our legacy wholesale funding obligations and a lower interest rate environment. The sensitivity of EVE at the consolidated level at September 30, 2015 and the limits established by the Board of Directors are listed below (dollars in millions):

Parallel Change in Interest Rates (basis points)(2)	Change in EVE
	September 30, 2015(1)
	Amount	Percentage(3)	Board Limit
+300	$(109)	(2.1)%	(20)%
+200	$80	1.5%	(10)%
+100	$104	2.0%	(5)%
-100	$(228)	(4.4)%	(5)%

(1)	The EVE method at the consolidated level includes the parent company, E*TRADE Bank and the Company's broker-dealers and other subsidiaries.

(2)	Due to historically low interest rates for all yield curve points, the minus 200 and 300 basis points scenarios are not produced for the period ended September 30, 2015.

(3)	The percentage change represents the amount of change in EVE divided by the base EVE as calculated in the current interest rate environment.

The sensitivity of EVE at the E*TRADE Bank level at September 30, 2015 and December 31, 2014 and the limits established by the Board of Directors are listed below (dollars in millions):

Parallel Change in Interest Rates (basis points)(2)	Change in EVE
	September 30, 2015(1)			December 31, 2014(1)
	Amount	Percentage(3)	Board Limit	Amount	Percentage(3)	Board Limit
+300	$(512)	(11.8)%	(25)%	$(626)	(11.6)%	(25)%
+200	$(195)	(4.5)%	(15)%	$(353)	(6.6)%	(15)%
+100	$(36)	(0.8)%	(7)%	$(127)	(2.4)%	(7)%
-100	$(111)	(2.6)%	(7)%	$(21)	(0.4)%	(7)%

(1)	E*TRADE Clearing and E*TRADE Securities were moved out from under E*TRADE Bank during the nine months ended September 30, 2015.

(2)	Due to historically low interest rates for all yield curve points, the minus 200 and 300 basis points scenarios are not produced for the periods ended September 30, 2015 and December 31, 2014.

(3)	The percentage change represents the amount of change in EVE divided by the base EVE as calculated in the current interest rate environment.
We actively manage interest rate risk positions. As interest rates change, we will adjust our strategy and mix of assets, liabilities and derivatives to optimize our position. For example, a 100 basis points increase in rates may not result in a change in value as indicated above. We compare the parallel shift in interest rate changes in EVE to the established board limits in order to assess interest rate risk on a monthly basis. In the event that the percentage change in EVE exceeds the board limits, our Chief Executive Officer, Chief Risk Officer, Chief Financial Officer and Treasurer must all be promptly notified in writing and decide upon a plan of remediation. In addition, the Board of Directors must be promptly notified of the exception and the planned resolution.

PART I—FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME (LOSS)
(In millions, except share data and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue:
Operating interest income	$297	$315	$923	$953
Operating interest expense	(34)	(50)	(122)	(158)
Net operating interest income	263	265	801	795
Commissions	108	108	325	341
Fees and service charges	52	49	159	148
Principal transactions	—	—	—	10
Gains (losses) on securities and other	(360)	8	(340)	30
Other revenues	10	10	29	29
Total non-interest income (loss)	(190)	175	173	558
Total net revenue	73	440	974	1,353
Provision (benefit) for loan losses	(25)	10	(17)	26
Operating expense:
Compensation and benefits	123	108	354	305
Advertising and market development	23	21	89	88
Clearing and servicing	23	21	72	72
FDIC insurance premiums	7	18	36	61
Professional services	24	27	77	79
Occupancy and equipment	21	22	64	59
Communications	24	17	62	53
Depreciation and amortization	21	19	61	60
Amortization of other intangibles	5	5	15	16
Restructuring and other exit activities	2	2	8	6
Other operating expenses	20	17	64	52
Total operating expense	293	277	902	851
Income (loss) before other income (expense) and income tax expense (benefit)	(195)	153	89	476
Other income (expense):
Corporate interest expense	(14)	(29)	(50)	(86)
Losses on early extinguishment of debt	(39)	—	(112)	(12)
Other	2	1	7	3
Total other income (expense)	(51)	(28)	(155)	(95)
Income (loss) before income tax expense (benefit)	(246)	125	(66)	381
Income tax expense (benefit)	(93)	39	(245)	129
Net income (loss)	$(153)	$86	$179	$252
Basic earnings (loss) per share	$(0.53)	$0.30	$0.62	$0.87
Diluted earnings (loss) per share	$(0.53)	$0.29	$0.61	$0.86
Shares used in computation of per share data:
Basic (in thousands)	290,480	288,843	290,105	288,536
Diluted (in thousands)	290,480	294,119	294,998	293,968
See accompanying notes to consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss)	$(153)	$86	$179	$252
Other comprehensive income
Available-for-sale securities:
Unrealized gains (losses), net(1)	17	(20)	(3)	143
Reclassification into earnings, net(2)	(7)	(7)	(18)	(21)
Net change from available-for-sale securities	10	(27)	(21)	122
Cash flow hedging instruments:
Unrealized gains (losses), net(3)	(5)	5	(10)	(27)
Reclassification into earnings, net(4)	239	18	271	59
Net change from cash flow hedging instruments	234	23	261	32
Other comprehensive income	244	(4)	240	154
Comprehensive income	$91	$82	$419	$406

(1)
Amounts are net of provision of income taxes of $11 million and benefit from income taxes of $2 million for the three and nine months ended September 30, 2015, respectively, compared to benefit from income taxes of $13 million and provision for income taxes of $86 million for the three and nine months ended September 30, 2014.

(2)
Amounts are net of provision for income taxes of $4 million and $11 million for the three and nine months ended September 30, 2015, respectively, compared to provision for income taxes of $5 million and $13 million for the three and nine months ended September 30, 2014.

(3)
Amounts are net of benefit from income taxes of $3 million and $7 million for the three and nine months ended September 30, 2015, respectively, compared to provision for income taxes of $2 million and benefit from income taxes of $21 million for the three and nine months ended September 30, 2014.

(4)
Amounts are net of benefit from income taxes of $148 million and $168 million for the three and nine months ended September 30, 2015, respectively, compared to benefit from income taxes of $12 million and $38 million for the three and nine months ended September 30, 2014.

See accompanying notes to the consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(In millions, except share data)
(Unaudited)

	September 30,	December 31,
	2015	2014
ASSETS
Cash and equivalents	$1,453	$1,783
Cash required to be segregated under federal or other regulations	143	555
Available-for-sale securities	10,680	12,388
Held-to-maturity securities (fair value of $11,883 and $12,476 at September 30, 2015 and December 31, 2014, respectively)	11,586	12,248
Margin receivables	7,933	7,675
Loans receivable, net (net of allowance for loan losses of $376 and $404 at September 30, 2015 and December 31, 2014, respectively)	4,906	5,979
Investment in FHLB stock	15	88
Property and equipment, net	236	245
Goodwill	1,792	1,792
Other intangibles, net	179	194
Other assets	2,282	2,583
Total assets	$41,205	$45,530
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$25,610	$24,890
Securities sold under agreements to repurchase	—	3,672
Customer payables	6,040	6,455
FHLB advances and other borrowings	414	1,299
Corporate debt	1,023	1,366
Other liabilities	2,306	2,473
Total liabilities	35,393	40,155
Commitments and contingencies (see Note 14)
Shareholders’ equity:
Common stock, $0.01 par value, shares authorized: 400,000,000 at September 30, 2015 and December 31, 2014; shares issued and outstanding: 290,428,994 and 289,272,576 at September 30, 2015 and December 31, 2014, respectively	3	3
Additional paid-in-capital	7,368	7,350
Accumulated deficit	(1,550)	(1,729)
Accumulated other comprehensive loss	(9)	(249)
Total shareholders’ equity	5,812	5,375
Total liabilities and shareholders’ equity	$41,205	$45,530
See accompanying notes to the consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In millions)
(Unaudited)

			Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Common Stock
	Shares	Amount
Balance, December 31, 2014	289	$3	$7,350	$(1,729)	$(249)	$5,375
Net income	—	—	—	179	—	179
Other comprehensive income	—	—	—	—	240	240
Conversion of convertible debentures	—	—	4	—	—	4
Exercise of stock options and related tax effects	—	—	2	—	—	2
Issuance of restricted stock, net of forfeitures and retirements to pay taxes	1	—	(11)	—	—	(11)
Share-based compensation	—	—	23	—	—	23
Balance at September 30, 2015	290	$3	$7,368	$(1,550)	$(9)	$5,812

			Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Common Stock
	Shares	Amount
Balance, December 31, 2013	287	$3	$7,328	$(2,022)	$(453)	$4,856
Net income	—	—	—	252	—	252
Other comprehensive income	—	—	—	—	154	154
Conversion of convertible debentures	—	—	1	—	—	1
Exercise of stock options and related tax effects	1	—	6	—	—	6
Issuance of restricted stock, net of forfeitures and retirements to pay taxes	1	—	(13)	—	—	(13)
Share-based compensation	—	—	18	—	—	18
Balance at September 30, 2014	289	$3	$7,340	$(1,770)	$(299)	$5,274

See accompanying notes to the consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CASH FLOWS (In millions) (Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$179	$252
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (benefit) for loan losses	(17)	26
Depreciation and amortization (including discount amortization and accretion)	271	245
Losses (gains) on securities and other	340	(30)
Losses on early extinguishment of debt	37	—
Share-based compensation	23	18
Deferred taxes expense (benefit)	(242)	128
Other	(7)	(5)
Net effect of changes in assets and liabilities:
Decrease in cash required to be segregated under federal or other regulations	412	458
Increase in margin receivables	(258)	(1,764)
Increase (decrease) in customer payables	(415)	216
Decrease (increase) in other assets	365	(84)
Increase (decrease) in other liabilities	(20)	908
Net cash provided by operating activities	668	368
Cash flows from investing activities:
Purchases of available-for-sale securities	(3,550)	(1,346)
Proceeds from sales, maturities of and principal payments on available-for-sale securities	5,095	2,592
Purchases of held-to-maturity securities	(898)	(2,437)
Proceeds from maturities of and principal payments on held-to-maturity securities	1,483	829
Proceeds from sale of loans	40	802
Net decrease in loans receivable	1,030	973
Capital expenditures for property and equipment	(52)	(62)
Proceeds and cash transferred from sale of G1 Execution Services, Inc.	—	67
Proceeds from sale of real estate owned and repossessed assets	24	27
Net cash flow from derivatives hedging assets	1	(6)
Other	75	(15)
Net cash provided by investing activities	3,248	1,424

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CASH FLOWS—(Continued) (In millions) (Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from financing activities:
Net increase (decrease) in deposits	$720	$(1,044)
Net decrease in securities sold under agreements to repurchase	(3,672)	(626)
Advances from FHLB	810	560
Payments on advances from FHLB	(1,730)	(560)
Net proceeds from issuance of senior notes	460	—
Payments on senior notes	(800)	—
Repurchase of trust preferred securities	(10)	—
Net cash flow from derivatives hedging liabilities	(16)	(156)
Other	(8)	5
Net cash used in financing activities	(4,246)	(1,821)
Decrease in cash and equivalents	(330)	(29)
Cash and equivalents, beginning of period	1,783	1,838
Cash and equivalents, end of period	$1,453	$1,809
Supplemental disclosures:
Cash paid for interest	$189	$179
Cash paid (refund received) for income taxes	$4	$(2)
Non-cash investing and financing activities:
Transfers of loans held-for-investment to loans held-for-sale	$39	$795
Transfers from loans to other real estate owned and repossessed assets	$20	$40
Transfers from other real estate owned and repossessed assets to loans	$—	$16
Conversion of convertible debentures to common stock	$4	$1
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
Similarly, the Company reports corporate gains (losses) on sales of investments separately from gains (losses) on securities and other. The Company believes reporting these two items separately provides a clearer picture of the financial performance of the Company's operations than would a presentation that combined these two items. Gains (losses) on securities and other are the result of activities in the Company’s operations, namely its balance sheet management segment. Corporate gains (losses) on sales of investments are reported in other income (expense) on the consolidated statement of income (loss).
The accompanying unaudited consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2014.
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
Financial Statement Descriptions and Related Accounting Policies
Margin Receivables—The fair value of securities that the Company received as collateral in connection with margin receivables and securities borrowing activities, where the Company is permitted to sell or re-pledge the securities, was approximately $10.8 billion at both September 30, 2015 and December 31, 2014. Of this amount, $3.1 billion and $2.9 billion had been pledged or sold in connection with securities loans and deposits with clearing organizations at September 30, 2015 and December 31, 2014, respectively.
Allowance for Loan Losses—The allowance for loan losses is management’s estimate of probable losses inherent in the loan portfolio as of the balance sheet date. In determining the adequacy of the allowance, the Company performs ongoing evaluations of the loan portfolio and loss forecasting assumptions. As of September 30, 2015, the allowance for loan losses was $376 million on $5.3 billion of total loans receivable designated as held-for-investment.
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
The estimate of the allowance for loan losses continues to be based on a variety of quantitative and qualitative factors, including:

•	the composition and quality of the portfolio;

•	delinquency levels and trends;

•	current and historical charge-off and loss experience;

•	the Company's historical loss mitigation experience;

•	the condition of the real estate market and geographic concentrations within the loan portfolio;

•	the interest rate climate;

•	the overall availability of housing credit; and

•	general economic conditions.
Total loans receivable designated as held-for-investment decreased $1.1 billion during the nine months ended September 30, 2015. The allowance for loan losses was $376 million, or 7% of total loans receivable, as of September 30, 2015 compared to $404 million, or 6% of total loans receivable, as of December 31, 2014. The decrease in the allowance for loan losses primarily resulted from the following factors:

•	better than expected loan performance, including favorable delinquency trends, faster prepayments across the portfolios and lower than expected defaults on balloon loans maturing; and

•	the resolution of uncertainties related to servicer transfers, which drove the majority of the decrease in the qualitative component.
During the nine months ended September 30, 2015, the Company also enhanced its modeling practices for forecasting loan losses in the one- to four-family and home equity loan portfolios. The Company implemented a new loss forecasting model during the second quarter of 2015; however, there were no material changes in assumptions and methodologies in the new model and the implementation did not have a material impact on the allowance for loan losses. The implementation process triggered a re-evaluation of the time period of forecasted loan losses included in the general allowance. Based on reviews of recent loan performance, current economic conditions and their impact on borrower behavior, the Company extended the loss emergence period from 12 months to 18 months for both portfolios. The extended emergence period resulted in approximately $40 million of additional allowance for loan losses as of June 30, 2015. The new loss forecasting model continues to be sensitive to key risk factors within the one- to four-

family and home equity loan portfolios, which include but are not limited to loan type, delinquency history, LTV/CLTV ratio and borrowers’ credit scores and the forecasted loan losses are estimated based on these types of loan-level attributes. The Company utilizes historical mortgage loan performance data to develop the forecast of delinquency and default for these risk segments.
The Company also made the following enhancements to its quantitative allowance methodology for identifying higher risk loans in one- to four-family and home equity loan portfolios that resulted in approximately $40 million of additional allowance for loan losses as of September 30, 2015:

•
During the second quarter of 2015, the Company extended the period of our forecasted loan losses captured within the general allowance to include the total probable loss over the remaining life on a subset of higher risk interest-only loans in the one- to four-family loan portfolio.

•
During the third quarter of 2015, the Company further refined the criteria utilized in identifying higher risk home equity lines of credit for which the total probable loss over the remaining life is included within the general allowance.

The general allowance for loan losses also included a qualitative component to account for a variety of factors that present additional uncertainty that may not be fully considered in the quantitative loss model but are factors the Company believes may impact the level of credit losses. The Company utilizes a qualitative factor framework whereby, on a quarterly basis, management assesses the risk associated with three main factors: external factors, internal factors, and portfolio specific factors. The uncertainty related to these factors may expand over time, temporarily increasing the qualitative component in advance of the more precise identification of these probable losses being captured within the quantitative component of the general allowance. The total qualitative component was $12 million and $37 million as of September 30, 2015 and December 31, 2014, respectively.
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
Accounting for Investments in Qualified Affordable Housing Projects
In January 2014, the FASB amended the accounting guidance for investments in qualified affordable housing projects. The amended accounting guidance permits reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, the initial cost of the investment is amortized in proportion to the tax credits and other tax benefits received and the net investment performance is recognized in the consolidated statement of income (loss) as a component of income tax expense. The Company adopted the amended accounting guidance for its qualifying investments on a full retrospective basis for annual and interim periods beginning on January 1, 2015. The adoption of the amended guidance did not have a material impact on the Company’s financial condition, results of operations or cash flows for the periods presented. As of September 30, 2015, the carrying value of these investments was $34 million and is included within other assets in the consolidated balance sheet.

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
Revenue Recognition on Contracts with Customers
In May 2014, the FASB amended the guidance on revenue recognition on contracts with customers. The new standard outlines a single comprehensive model for entities to apply in accounting for revenue arising from contracts with customers. The amended guidance will be effective for annual and interim periods beginning on January 1, 2018 for the Company and may be applied on either a full retrospective or modified retrospective basis. Early adoption is permitted. While the Company is currently evaluating the impact of the new accounting guidance, the adoption of the amended guidance is not expected to have a material impact on the Company’s financial condition, results of operations or cash flows.
Accounting and Disclosures for Repurchase Agreements
In June 2014, the FASB amended the accounting and disclosure guidance on repurchase agreements. The amended guidance requires entities to account for repurchase-to-maturity transactions as secured borrowings, eliminates accounting guidance on linked repurchase financing transactions, and expands the disclosure requirements related to transfers of financial assets accounted for as sales and as secured borrowings. The amended accounting guidance and the amended disclosure guidance for transfers of financial assets accounted for as sales became effective for annual and interim periods beginning on January 1, 2015 for the Company and was applied using a cumulative-effect approach as of that date. The adoption of this amended guidance did not have a material impact on the Company’s financial condition, results of operations or cash flows. The amended disclosure guidance for transfers of financial assets accounted for as secured borrowings became effective for annual periods beginning on January 1, 2015 and interim periods beginning on April 1, 2015 for the Company. The Company's disclosures in Note 4—Offsetting Assets and Liabilities reflect the adoption of this amended disclosure guidance.
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
Presentation of Debt Issuance Costs
In April 2015, the FASB amended the presentation guidance on debt issuance costs. The amended presentation guidance requires that debt issuance costs be presented in an entity’s balance sheet as a direct deduction from the related debt liability rather than as an asset. In August 2015, the FASB issued additional guidance clarifying that debt issuance costs related to line-of-credit arrangements may be presented as an asset in an entity’s balance sheet, regardless of whether there are any outstanding borrowings on the arrangement. As this guidance is consistent with the Company's historical presentation of debt issuance costs, the Company's adoption of the amended guidance as of January 1, 2015 did not impact the Company’s financial condition, results of operations or cash flows.
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
NOTE 2—OPERATING INTEREST INCOME AND OPERATING INTEREST EXPENSE
The following table shows the components of operating interest income and operating interest expense (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Operating interest income:
Loans	$58	$70	$177	$231
Available-for-sale securities	56	69	188	220
Held-to-maturity securities	85	81	259	240
Margin receivables	70	67	208	194
Securities borrowed and other	28	28	91	68
Total operating interest income	297	315	923	953
Operating interest expense:
Securities sold under agreements to repurchase(1)	(18)	(30)	(69)	(95)
FHLB advances and other borrowings(1)	(12)	(16)	(43)	(50)
Deposits	(1)	(2)	(4)	(6)
Customer payables and other	(3)	(2)	(6)	(7)
Total operating interest expense	(34)	(50)	(122)	(158)
Net operating interest income	$263	$265	$801	$795

(1)
The Company terminated $4.4 billion of repurchase agreements and FHLB advances at E*TRADE Bank in September 2015. See Note 8—Securities Sold Under Agreements to Repurchase, FHLB Advances and Other Borrowings for additional information.

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
Recurring Fair Value Measurement Techniques
Residential Mortgage-backed Securities
The Company’s residential mortgage-backed securities portfolio primarily comprised agency mortgage-backed securities and CMOs. Agency mortgage-backed securities and CMOs are guaranteed by U.S. government sponsored enterprises and federal agencies. The weighted average coupon rates for the available-for-sale residential mortgage-backed securities at September 30, 2015 are shown in the following table:

Weighted Average Coupon Rate
Agency mortgage-backed securities	2.94%
Agency CMOs	2.80%
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
The Company’s municipal bonds are revenue bonds issued by state and other local government agencies. The valuation of corporate bonds is impacted by the credit worthiness of the corporate issuer. All of the Company’s municipal bonds and corporate bonds were rated investment grade at September 30, 2015. These securities were valued using a market approach with pricing service valuations corroborated by recent market transactions for identical or similar bonds. Municipal bonds and corporate bonds were categorized in Level 2 of the fair value hierarchy.

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
Nonrecurring fair value measurements on one- to four-family and home equity loans and real estate owned were classified as Level 3 of the fair value hierarchy as the valuations included unobservable inputs that were significant to the fair value. The following table presents additional information about significant unobservable inputs used in the valuation of assets measured at fair value on a nonrecurring basis that were categorized in Level 3 of the fair value hierarchy at September 30, 2015:

	Unobservable Inputs	Average	Range
Loans receivable:
One- to four-family	Appraised value	$378,500	$15,000-$1,750,000
Home equity	Appraised value	$272,300	$9,000-$1,300,000
Real estate owned	Appraised value	$336,900	$23,500-$1,400,000

Recurring and Nonrecurring Fair Value Measurements
Assets and liabilities measured at fair value at September 30, 2015 and December 31, 2014 are summarized in the following tables (dollars in millions):

	Level 1	Level 2	Level 3	Total Fair Value
September 30, 2015:
Recurring fair value measurements:
Assets
Available-for-sale securities:
Debt securities:
Agency residential mortgage-backed securities and CMOs	$—	$10,039	$—	$10,039
Agency debentures	—	569	—	569
Municipal bonds	—	36	—	36
Corporate bonds	—	4	—	4
Total debt securities	—	10,648	—	10,648
Publicly traded equity securities	32	—	—	32
Total available-for-sale securities	32	10,648	—	10,680
Other assets:
Derivative assets(1)	—	1	—	1
Total assets measured at fair value on a recurring basis(2)	$32	$10,649	$—	$10,681
Liabilities
Derivative liabilities(1)	$—	$89	$—	$89
Total liabilities measured at fair value on a recurring basis(2)	$—	$89	$—	$89
Nonrecurring fair value measurements:
Loans receivable:
One- to four-family	$—	$—	$33	$33
Home equity	—	—	19	19
Total loans receivable	—	—	52	52
Real estate owned	—	—	24	24
Total assets measured at fair value on a nonrecurring basis(3)	$—	$—	$76	$76

(1)
All derivative assets and liabilities were interest rate contracts at September 30, 2015. Information related to derivative instruments is detailed in Note 7—Accounting for Derivative Instruments and Hedging Activities.

(2)	Assets and liabilities measured at fair value on a recurring basis represented 26% and less than 1% of the Company’s total assets and total liabilities, respectively, at September 30, 2015.

(3)
Represents the fair value of assets prior to deducting estimated selling costs that were carried on the consolidated balance sheet at September 30, 2015, and for which a fair value measurement was recorded during the period.

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

The following table presents the gains and losses associated with the assets measured at fair value on a nonrecurring basis during the three and nine months ended September 30, 2015 and 2014 (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
One- to four-family	$1	$2	$6	$9
Home equity	4	5	12	25
Total losses on loans receivable measured at fair value	$5	$7	$18	$34
Losses (gains) on real estate owned measured at fair value	$—	$—	$1	$(1)
Transfers Between Levels 1 and 2
For assets and liabilities measured at fair value on a recurring basis, the Company’s transfers between levels of the fair value hierarchy are deemed to have occurred at the beginning of the reporting period on a quarterly basis. The Company had no transfers between Level 1 and 2 during the nine months ended September 30, 2015 and 2014.
Recurring Fair Value Measurements Categorized within Level 3
At both September 30, 2015 and December 31, 2014, no assets or liabilities measured at fair value on a recurring basis were categorized within Level 3 of the fair value hierarchy.

Fair Value of Financial Instruments Not Carried at Fair Value
The following table summarizes the carrying values, fair values and fair value hierarchy level classification of financial instruments that are not carried at fair value on the consolidated balance sheet at September 30, 2015 and December 31, 2014 (dollars in millions):

	September 30, 2015
	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash and equivalents	$1,453	$1,453	$—	$—	$1,453
Cash required to be segregated under federal or other regulations	$143	$143	$—	$—	$143
Held-to-maturity securities:
Agency mortgage-backed securities and CMOs	$9,109	$—	$9,342	$—	$9,342
Agency debentures	37	—	38	—	38
Agency debt securities	2,430	—	2,493	—	2,493
Other non-agency debt securities	10	—	—	10	10
Total held-to-maturity securities	$11,586	$—	$11,873	$10	$11,883
Margin receivables	$7,933	$—	$7,933	$—	$7,933
Loans receivable, net:
One- to four-family	$2,599	$—	$—	$2,591	$2,591
Home equity	1,944	—	—	1,780	1,780
Consumer and other	363	—	—	372	372
Total loans receivable, net(1)	$4,906	$—	$—	$4,743	$4,743
Investment in FHLB stock	$15	$—	$—	$15	$15
Deposits paid for securities borrowed	$95	$—	$95	$—	$95
Liabilities
Deposits	$25,610	$—	$25,610	$—	$25,610
Customer payables	$6,040	$—	$6,040	$—	$6,040
Other borrowings	$414	$—	$—	$252	$252
Corporate debt	$1,023	$—	$1,125	$—	$1,125
Deposits received for securities loaned	$1,685	$—	$1,685	$—	$1,685

(1)	The carrying value of loans receivable, net includes the allowance for loan losses of $376 million and loans that are valued at fair value on a nonrecurring basis at September 30, 2015.

	December 31, 2014
	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash and equivalents	$1,783	$1,783	$—	$—	$1,783
Cash required to be segregated under federal or other regulations	$555	$555	$—	$—	$555
Held-to-maturity securities:
Agency mortgage-backed securities and CMOs	$9,793	$—	$9,971	$—	$9,971
Agency debentures	164	—	166	—	166
Agency debt securities	2,281	—	2,329	—	2,329
Other non-agency debt securities	10	—	—	10	10
Total held-to-maturity securities	$12,248	$—	$12,466	$10	$12,476
Margin receivables	$7,675	$—	$7,675	$—	$7,675
Loans receivable, net:
One- to four-family	$3,053	$—	$—	$2,742	$2,742
Home equity	2,475	—	—	2,274	2,274
Consumer and other	451	—	—	449	449
Total loans receivable, net(1)	$5,979	$—	$—	$5,465	$5,465
Investment in FHLB stock	$88	$—	$—	$88	$88
Deposits paid for securities borrowed	$474	$—	$474	$—	$474
Liabilities
Deposits	$24,890	$—	$24,890	$—	$24,890
Securities sold under agreements to repurchase	$3,672	$—	$3,681	$—	$3,681
Customer payables	$6,455	$—	$6,455	$—	$6,455
FHLB advances and other borrowings	$1,299	$—	$922	$252	$1,174
Corporate debt	$1,366	$—	$1,491	$—	$1,491
Deposits received for securities loaned	$1,649	$—	$1,649	$—	$1,649

(1)	The carrying value of loans receivable, net includes the allowance for loan losses of $404 million and loans that are valued at fair value on a nonrecurring basis at December 31, 2014.

The fair value measurement techniques for financial instruments not carried at fair value on the consolidated balance sheet at September 30, 2015 and December 31, 2014 are summarized as follows:
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
Although the market for one- to four-family and home equity loan portfolios has improved, given the lack of observability of valuation inputs, these fair value measurements cannot be determined with precision and changes in the underlying assumptions used, including discount rates, could significantly affect the results of current or future fair value estimates. In addition, the amount that would be realized in a forced liquidation, an actual sale or immediate settlement could be significantly lower than both the carrying value and the estimated fair value of the portfolio.
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
Securities sold under agreements to repurchase and FHLB advances—Fair value for securities sold under agreements to repurchases and FHLB advances was determined by discounting future cash flows using discount factors derived from current observable rates implied for other similar instruments with similar remaining maturities at December 31, 2014. The Company terminated its repurchase agreements and FHLB advances during the third quarter of 2015. See Note 8—Securities Sold Under Agreements to Repurchase, FHLB Advances and Other Borrowings for additional information.
Other borrowings—For subordinated debentures, fair value is estimated by discounting future cash flows at the rate implied by dealer pricing quotes.
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
NOTE 4—OFFSETTING ASSETS AND LIABILITIES
For financial statement purposes, the Company does not offset derivative instruments, repurchase agreements, or securities borrowing and securities lending transactions. These activities are generally transacted under master agreements that are widely used by counterparties and that may allow for net settlements of payments in the normal course, as well as offsetting of all contracts with a given counterparty in the event of bankruptcy or default of one of the two parties to the transaction. The following table presents information about these transactions to enable the users of the Company’s financial statements to evaluate the potential effect of rights of setoff between these recognized assets and recognized liabilities at September 30, 2015 and December 31, 2014 (dollars in millions):

				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Collateral Received or Pledged (Including Cash)	Net Amount
September 30, 2015
Assets:
Deposits paid for securities borrowed (1)(5)	$95	$—	$95	$(87)	$—	$8
Total	$95	$—	$95	$(87)	$—	$8

Liabilities:
Deposits received for securities loaned (2)(6)	1,685	—	1,685	(87)	(1,506)	92
Derivative liabilities (2)(3)	20	—	20	—	(17)	3
Total	$1,705	$—	$1,705	$(87)	$(1,523)	$95

December 31, 2014
Assets:
Deposits paid for securities borrowed (1)(5)	$474	$—	$474	$(188)	$(267)	$19
Derivative assets (1)(3)	24	—	24	(15)	(3)	6
Total	$498	$—	$498	$(203)	$(270)	$25

Liabilities:
Repurchase agreements (4)	$3,672	$—	$3,672	$—	$(3,671)	$1
Deposits received for securities loaned (2)(6)	1,649	—	1,649	(188)	(1,332)	129
Derivative liabilities (2)(3)	30	—	30	(15)	(15)	—
Total	$5,351	$—	$5,351	$(203)	$(5,018)	$130

(1)	Net amounts presented in the consolidated balance sheet are reflected in the other assets line item.

(2)	Net amounts presented in the consolidated balance sheet are reflected in the other liabilities line item.

(3)	Excludes net accrued interest payable of $3 million and $7 million at September 30, 2015 and December 31, 2014, respectively.

(4)
The Company pledges available-for-sale and held-to-maturity securities as collateral for amounts due on repurchase agreements and derivative liabilities. The collateral pledged included held-to-maturity securities at amortized cost for September 30, 2015 and available-for-sale securities at fair value and held-to-maturity securities at amortized cost for December 31, 2014. The Company terminated all of its repurchase agreements during the third quarter of 2015.

(5)
Included in the gross amounts of deposits paid for securities borrowed was $50 million and $278 million at September 30, 2015 and December 31, 2014, respectively, transacted through a program with a clearing organization, which guarantees the return of cash to the Company. For presentation purposes, these amounts presented are based on the counterparties under the Company’s master securities loan agreements.

(6)
Included in the gross amounts of deposits received for securities loaned was $929 million and $1.1 billion at September 30, 2015 and December 31, 2014, respectively, transacted through a program with a clearing organization, which guarantees the return of securities to the Company. For presentation purposes, these amounts presented are based on the counterparties under the Company’s master securities loan agreements.

Certain types of derivatives that the Company trades are subject to derivatives clearing agreements ("cleared derivatives contracts") under the Dodd-Frank Act. These cleared derivatives contracts enable clearing by a derivatives clearing organization through a clearing member. Under the contracts, the clearing member typically has a one-way right to offset all contracts in the event of the Company’s default or bankruptcy. As such, the cleared derivatives contracts are not bilateral master netting agreements and do not allow for offsetting. At September 30, 2015 and

December 31, 2014, the Company had $1 million and $0, respectively, in derivative assets of cleared derivatives contracts and $69 million and $36 million, respectively, in derivative liabilities of cleared derivatives contracts.
Securities Lending Transactions
The Company lends customer equity securities to other broker-dealers in connection with its securities lending activities and receives cash as collateral for the securities loaned. The Company records deposits received for securities loaned in other liabilities on the consolidated balance sheet. At September 30, 2015, the Company recorded a gross obligation of $1.7 billion as deposits received for securities loaned on its consolidated balance sheet. Securities lending transactions have overnight or continuous remaining contractual maturities.
Securities lending transactions expose the Company to counterparty credit risk and market risk associated with the securities loaned under these transactions. To manage the counterparty risk, the Company maintains internal standards for approving counterparties, reviews and analyzes the credit rating of each counterparty, and monitors its positions with each counterparty on an ongoing basis. In addition, for certain of the Company's securities lending transactions, the Company uses a program with a clearing organization that guarantees the return of securities to the Company. The Company manages its exposure to market risk associated with the securities loaned under these transactions by using collateral arrangements that require additional collateral to be obtained from or excess collateral to be returned to the counterparties based on changes in market value, to maintain specified collateral levels.

NOTE 5—AVAILABLE-FOR-SALE AND HELD-TO-MATURITY SECURITIES
The amortized cost and fair value of available-for-sale and held-to-maturity securities at September 30, 2015 and December 31, 2014 are shown in the following tables (dollars in millions):

	Amortized Cost	Gross Unrealized / Unrecognized Gains	Gross Unrealized / Unrecognized Losses	Fair Value
September 30, 2015:
Available-for-sale securities:
Debt securities:
Agency residential mortgage-backed securities and CMOs	$9,996	$101	$(58)	$10,039
Agency debentures	551	24	(6)	569
Municipal bonds	35	1	—	36
Corporate bonds	5	—	(1)	4
Total debt securities	10,587	126	(65)	10,648
Publicly traded equity securities(1)	32	—	—	32
Total available-for-sale securities	$10,619	$126	$(65)	$10,680
Held-to-maturity securities:
Agency residential mortgage-backed securities and CMOs	$9,109	$255	$(22)	$9,342
Agency debentures	37	1	—	38
Agency debt securities	2,430	64	(1)	2,493
Other non-agency debt securities	10	—	—	10
Total held-to-maturity securities	$11,586	$320	$(23)	$11,883

December 31, 2014:
Available-for-sale securities:
Debt securities:
Agency residential mortgage-backed securities and CMOs	$11,156	$113	$(105)	$11,164
Agency debentures	620	28	—	648
Agency debt securities	487	12	—	499
Municipal bonds	40	1	(1)	40
Corporate bonds	5	—	(1)	4
Total debt securities	12,308	154	(107)	12,355
Publicly traded equity securities(1)	33	—	—	33
Total available-for-sale securities	$12,341	$154	$(107)	$12,388
Held-to-maturity securities:
Agency residential mortgage-backed securities and CMOs	$9,793	$217	$(39)	$9,971
Agency debentures	164	2	—	166
Agency debt securities	2,281	54	(6)	2,329
Other non-agency debt securities	10	—	—	10
Total held-to-maturity securities	$12,248	$273	$(45)	$12,476

(1)	Publicly traded equity securities consisted of investments in a mutual fund related to the Community Reinvestment Act.

Contractual Maturities
The contractual maturities of all available-for-sale and held-to-maturity debt securities at September 30, 2015 are shown below (dollars in millions):

	Amortized Cost	Fair Value
Available-for-sale debt securities:
Due within one year	$—	$—
Due within one to five years	20	20
Due within five to ten years	1,827	1,826
Due after ten years	8,740	8,802
Total available-for-sale debt securities	$10,587	$10,648
Held-to-maturity debt securities:
Due within one year	$25	$25
Due within one to five years	1,127	1,178
Due within five to ten years	2,766	2,857
Due after ten years	7,668	7,823
Total held-to-maturity debt securities	$11,586	$11,883
At September 30, 2015, the Company pledged $16 million of available-for-sale debt securities and $0.7 billion of held-to-maturity debt securities as collateral for derivatives and other purposes. At December 31, 2014, the Company pledged $1.6 billion of available-for-sale debt securities and $3.1 billion of held-to-maturity debt securities as collateral for repurchase agreements, derivatives and other purposes. The decrease in the amount of pledged debt securities was a result of the termination of the wholesale funding obligations during the third quarter of 2015.

Investments with Unrealized or Unrecognized Losses
The following tables show the fair value and unrealized or unrecognized losses on available-for-sale and held-to-maturity securities, aggregated by investment category, and the length of time that individual securities have been in a continuous unrealized or unrecognized loss position at September 30, 2015 and December 31, 2014 (dollars in millions):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized / Unrecognized Losses	Fair Value	Unrealized / Unrecognized Losses	Fair Value	Unrealized / Unrecognized Losses
September 30, 2015:
Available-for-sale securities:
Debt securities:
Agency residential mortgage-backed securities and CMOs	$1,758	$(13)	$2,583	$(45)	$4,341	$(58)
Agency debentures	273	(6)	9	—	282	(6)
Municipal bonds	—	—	15	—	15	—
Corporate bonds	—	—	5	(1)	5	(1)
Total temporarily impaired available-for-sale securities	$2,031	$(19)	$2,612	$(46)	$4,643	$(65)
Held-to-maturity securities:
Agency residential mortgage-backed securities and CMOs	$202	$(1)	$1,591	$(21)	$1,793	$(22)
Agency debt securities	126	—	137	(1)	263	(1)
Total temporarily impaired held-to-maturity securities	$328	$(1)	$1,728	$(22)	$2,056	$(23)

December 31, 2014:
Available-for-sale securities:
Debt securities:
Agency residential mortgage-backed securities and CMOs	$403	$(1)	$4,674	$(104)	$5,077	$(105)
Agency debentures	—	—	9	—	9	—
Municipal bonds	3	—	16	(1)	19	(1)
Corporate bonds	—	—	5	(1)	5	(1)
Total temporarily impaired available-for-sale securities	$406	$(1)	$4,704	$(106)	$5,110	$(107)
Held-to-maturity securities:
Agency residential mortgage-backed securities and CMOs	$45	$—	$2,289	$(39)	$2,334	$(39)
Agency debt securities	110	(1)	560	(5)	670	(6)
Total temporarily impaired held-to-maturity securities	$155	$(1)	$2,849	$(44)	$3,004	$(45)
The Company does not believe that any individual unrealized loss in the available-for-sale or unrecognized loss in the held-to-maturity portfolio as of September 30, 2015 represents a credit loss. The credit loss component is the difference between the security’s amortized cost basis and the present value of its expected future cash flows, and is recognized in earnings. The noncredit loss component is the difference between the present value of its expected future cash flows and the fair value and is recognized through other comprehensive income ("OCI"). The Company assessed whether it intends to sell, or whether it is more likely than not that the Company will be required to sell an impaired security before recovery of its amortized cost basis. For debt securities that are considered other-than-temporarily impaired and that the Company does not intend to sell as of the balance sheet date and will not be required to sell prior to recovery of its amortized cost basis, the Company determines the amount of the impairment that is related to credit and the amount due to all other factors.
The majority of the unrealized or unrecognized losses on mortgage-backed securities are attributable to changes in interest rates in the market. Agency residential mortgage-backed securities and CMOs, agency debentures and agency debt securities are guaranteed or issued by U.S. government sponsored enterprises and federal agencies. Municipal bonds and corporate bonds are evaluated by reviewing the credit-worthiness of the issuer and general market conditions. The Company does not intend to sell the debt securities in an unrealized or unrecognized loss position as of the balance sheet date and it is not more likely than not that the Company will be required to sell the debt securities before the anticipated recovery of its remaining amortized cost of the debt securities in an unrealized or unrecognized loss position at September 30, 2015.
There were no impairment losses recognized in earnings on available-for-sale and held-to-maturity securities during the nine months ended September 30, 2015 and 2014.
Included within the Company's securities portfolios are securities that have been written-down to a zero carrying value. The credit loss component of debt securities held by the Company that had a noncredit loss component previously recognized in other comprehensive income was $152 million at both September 30, 2015 and December 31, 2014. Of this amount, $123 million relates to debt securities that have been factored to zero, but the Company still holds legal title to these securities until maturity or until they are sold.
Gains (Losses) on Securities and Other
The detailed components of the gains (losses) on securities and other line item on the consolidated statement of income (loss) for the three and nine months ended September 30, 2015 and 2014 are as follows (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Reclassification of deferred losses on cash flow hedges	$(370)	$—	$(370)	$—
Hedge ineffectiveness	(2)	(1)	—	(8)
Gains on available-for-sale securities, net:
Gains on available-for-sale securities	30	12	48	$34
Losses on available-for-sale securities	(19)	—	(19)	—
Subtotal	11	12	29	34
Gains (losses) on loans, net	1	(3)	1	4
Gains (losses) on securities and other	$(360)	$8	$(340)	$30
Gains (losses) on securities and other was $(360) million and $(340) million for the three and nine months ended September 30, 2015, respectively, compared to $8 million and $30 million for the same periods in 2014. The gains (losses) on securities and other for the three and nine months ended September 30, 2015 included $370 million losses reclassified from accumulated comprehensive loss related to cash flow hedges as a result of the termination of $4.4 billion legacy wholesale funding obligations during the third quarter of 2015. See Note 8—Securities Sold Under Agreements to Repurchase, FHLB Advances and Other Borrowings for additional information.

NOTE 6—LOANS RECEIVABLE, NET
Loans receivable, net at September 30, 2015 and December 31, 2014 are summarized as follows (dollars in millions):

	September 30, 2015	December 31, 2014
One- to four-family	$2,620	$3,060
Home equity	2,270	2,834
Consumer and other	366	455
Total loans receivable	5,256	6,349
Unamortized premiums, net	26	34
Allowance for loan losses	(376)	(404)
Total loans receivable, net	$4,906	$5,979
At September 30, 2015, the Company pledged $4.5 billion and $0.4 billion of loans as collateral to the FHLB and Federal Reserve Bank, respectively. At December 31, 2014, the Company pledged $5.4 billion and $0.5 billion of loans as collateral to the FHLB and Federal Reserve Bank, respectively.
The following table presents the total recorded investment in loans receivable and allowance for loan losses by loans that have been collectively evaluated for impairment and those that have been individually evaluated for impairment by loan class at September 30, 2015 and December 31, 2014 (dollars in millions):

	Recorded Investment		Allowance for Loan Losses
	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Collectively evaluated for impairment:
One- to four-family	$2,342	$2,764	$28	$18
Home equity	2,066	2,625	274	310
Consumer and other	370	461	7	10
Total collectively evaluated for impairment	4,778	5,850	309	338
Individually evaluated for impairment:
One- to four-family	296	316	11	9
Home equity	208	217	56	57
Total individually evaluated for impairment	504	533	67	66
Total	$5,282	$6,383	$376	$404
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
Credit Quality
The following tables show the distribution of the Company’s mortgage loan portfolios by credit quality indicator at September 30, 2015 and December 31, 2014 (dollars in millions):

	One- to Four-Family		Home Equity
Current LTV/CLTV (1)	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
<=80%	$1,554	$1,757	$894	$1,081
80%-100%	649	807	582	755
100%-120%	255	311	441	557
>120%	162	185	353	441
Total mortgage loans receivable	$2,620	$3,060	$2,270	$2,834
Average estimated current LTV/CLTV (2)	78%	79%	91%	92%
Average LTV/CLTV at loan origination (3)	71%	71%	81%	80%

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

	One- to Four-Family		Home Equity
Current FICO (1)	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
>=720	$1,503	$1,734	$1,172	$1,487
719 - 700	244	296	231	292
699 - 680	210	260	199	238
679 - 660	181	197	157	203
659 - 620	193	237	211	258
<620	289	336	300	356
Total mortgage loans receivable	$2,620	$3,060	$2,270	$2,834

(1)
FICO scores are updated on a quarterly basis; however, there were approximately $40 million and $49 million of one- to four-family loans at September 30, 2015 and December 31, 2014, respectively, and $3 million and $4 million of home equity loans, respectively, for which the updated FICO scores were not available. For these loans, the current FICO distribution included the most recent FICO scores where available, otherwise the original FICO score was used.

Concentrations of Credit Risk
One- to four-family loans include interest-only loans for a five to ten year period, followed by an amortizing period ranging from 20 to 25 years. At September 30, 2015, 40% of the Company's one- to four-family portfolio was not yet amortizing. However, during the trailing twelve months ended September 30, 2015, approximately 16% of these borrowers made voluntary annual principal payments of at least $2,500 and slightly over a third of those borrowers made voluntary annual principal payments of at least $10,000.
The home equity loan portfolio is primarily second lien loans on residential real estate properties, which have a higher level of credit risk than first lien mortgage loans. Approximately 13% of the home equity portfolio was in the first lien position and the Company holds both the first and second lien positions in less than 1% of the home equity loan portfolio at September 30, 2015. The home equity loan portfolio consists of approximately 18% of home equity installment loans and approximately 82% of home equity lines of credit at September 30, 2015.
Home equity installment loans are primarily fixed rate and fixed term, fully amortizing loans that do not offer the option of an interest-only payment. The majority of home equity lines of credit convert to amortizing loans at the end of the draw period, which typically ranges from five to ten years. Approximately 5% of this portfolio will require the borrowers to repay the loan in full at the end of the draw period. At September 30, 2015, 65% of the home equity line of credit portfolio had not converted from the interest-only draw period and had not begun amortizing. However, during the trailing twelve months ended September 30, 2015, approximately 40% of the borrowers made annual principal payments of at least $500 on their home equity lines of credit and slightly under half of those borrowers reduced their principal balance by at least $2,500.
The following table outlines when one- to four-family and home equity lines of credit convert to amortizing by percentage of the one- to four-family portfolio and home equity line of credit portfolios, respectively, at September 30, 2015:

Period of Conversion to Amortizing Loan	% of One- to Four-Family Portfolio	% of Home Equity Line of Credit Portfolio
Already amortizing	60%	35%
Through December 31, 2015	1%	5%
Year ending December 31, 2016	17%	44%
Year ending December 31, 2017	22%	15%
Year ending December 31, 2018 or later	—%	1%
Approximately 38% of the Company’s mortgage loans receivable were concentrated in California at both September 30, 2015 and December 31, 2014. No other state had concentrations of mortgage loans that represented 10% or more of the Company’s mortgage loans receivable at September 30, 2015 and December 31, 2014.
Delinquent Loans
The following table shows total loans receivable by delinquency category at September 30, 2015 and December 31, 2014 (dollars in millions):

	Current	30-89 Days Delinquent	90-179 Days Delinquent	180+ Days Delinquent	Total
September 30, 2015
One- to four-family	$2,422	$60	$22	$116	$2,620
Home equity	2,145	47	28	50	2,270
Consumer and other	359	6	1	—	366
Total loans receivable	$4,926	$113	$51	$166	$5,256
December 31, 2014
One- to four-family	$2,813	$88	$28	$131	$3,060
Home equity	2,702	60	29	43	2,834
Consumer and other	447	7	1	—	455
Total loans receivable	$5,962	$155	$58	$174	$6,349
Nonperforming Loans
The Company classifies loans as nonperforming when they are no longer accruing interest, which includes loans that are 90 days and greater past due, TDRs that are on nonaccrual status for all classes of loans (including loans in bankruptcy) and certain junior liens that have a delinquent senior lien. The following table shows the comparative data for nonperforming loans at September 30, 2015 and December 31, 2014 (dollars in millions):

	September 30, 2015	December 31, 2014
One- to four-family	$269	$294
Home equity	151	165
Consumer and other	1	1
Total nonperforming loans receivable	$421	$460

Real Estate Owned and Loans with Formal Foreclosure Proceedings in Process
At September 30, 2015 and December 31, 2014, the Company held $26 million and $36 million, respectively, of real estate owned that were acquired through foreclosure or through a deed in lieu of foreclosure or similar legal agreement. The Company also held $96 million and $107 million of loans for which formal foreclosure proceedings were in process at September 30, 2015 and December 31, 2014, respectively.
Allowance for Loan Losses
The following table provides a roll forward by loan portfolio of the allowance for loan losses for the three and nine months ended September 30, 2015 and 2014 (dollars in millions):

	Three Months Ended September 30, 2015
	One- to Four-Family	Home Equity	Consumer and Other	Total
Allowance for loan losses, beginning of period	$49	$345	$8	$402
Provision (benefit) for loan losses	(10)	(15)	—	(25)
Charge-offs	—	(7)	(2)	(9)
Recoveries	—	7	1	8
Charge-offs, net	—	—	(1)	(1)
Allowance for loan losses, end of period	$39	$330	$7	$376

	Three Months Ended September 30, 2014
	One- to Four-Family	Home Equity	Consumer and Other	Total
Allowance for loan losses, beginning of period	$44	$337	$20	$401
Provision (benefit) for loan losses	(16)	29	(3)	10
Charge-offs	(1)	(13)	(4)	(18)
Recoveries	—	7	1	8
Charge-offs, net	(1)	(6)	(3)	(10)
Allowance for loan losses, end of period	$27	$360	$14	$401

	Nine Months Ended September 30, 2015
	One- to Four-Family	Home Equity	Consumer and Other	Total
Allowance for loan losses, beginning of period	$27	$367	$10	$404
Provision (benefit) for loan losses	15	(32)	—	(17)
Charge-offs	(3)	(26)	(8)	(37)
Recoveries	—	21	5	26
Charge-offs, net	(3)	(5)	(3)	(11)
Allowance for loan losses, end of period	$39	$330	$7	$376

	Nine Months Ended September 30, 2014
	One- to Four-Family	Home Equity	Consumer and Other	Total
Allowance for loan losses, beginning of period	$102	$326	$25	$453
Provision (benefit) for loan losses	(42)	70	(2)	26
Charge-offs	(44)	(54)	(13)	(111)
Recoveries	11	18	4	33
Charge-offs, net	(33)	(36)	(9)	(78)
Allowance for loan losses, end of period	$27	$360	$14	$401

Total loans receivable designated as held-for-investment decreased $1.1 billion during the nine months ended September 30, 2015. The allowance for loan losses was $376 million, or 7% of total loans receivable, as of September 30, 2015 compared to $404 million, or 6% of total loans receivable, as of December 31, 2014. See Note 1—Organization, Basis of Presentation and Summary of Significant Accounting Policies for additional information on the allowance for loan losses.
During the nine months ended September 30, 2015 and 2014, the Company received one-time payments of $2 million and $11 million, respectively, from third party mortgage originators to satisfy in full all pending and future repurchase requests with them. The Company recognized these settlements as recoveries to the allowance for loan losses, resulting in a corresponding reduction to net charge-offs as well as provision (benefit) for loan losses.
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
Delinquency status is the primary measure the Company uses to evaluate the performance of loans modified as TDRs. As mentioned above, the Company classifies loans as nonperforming when they are no longer accruing interest, which includes loans that are 90 days and greater past due, TDRs that are on nonaccrual status for all classes of loans, including loans in bankruptcy, and certain junior liens that have a delinquent senior lien. The following table shows a summary of the Company’s recorded investment in TDRs that were on accrual and nonaccrual status, further disaggregated by delinquency status, in addition to the recorded investment in TDRs at September 30, 2015 and December 31, 2014 (dollars in millions):

		Nonaccrual TDRs
	Accrual TDRs(1)	Current(2)	30-89 Days Delinquent	90-179 Days Delinquent	180+ Days Delinquent	Total Recorded Investment in TDRs (3)(4)
September 30, 2015
One- to four-family	$111	$113	$18	$8	$46	$296
Home equity	125	46	10	7	20	208
Total	$236	$159	$28	$15	$66	$504
December 31, 2014
One- to four-family	$121	$111	$24	$12	$48	$316
Home equity	127	51	14	6	19	217
Total	$248	$162	$38	$18	$67	$533

(1)	Represents loans modified as TDRs that are current and have made six or more consecutive payments.

(2)	Represents loans modified as TDRs that are current but have not yet made six consecutive payments, bankruptcy loans and certain junior lien TDRs that have a delinquent senior lien.

(3)
The unpaid principal balance in one- to four-family TDRs was $294 million and $314 million at September 30, 2015 and December 31, 2014, respectively. For home equity loans, the recorded investment in TDRs represents the unpaid principal balance.

(4)
Total recorded investment in TDRs at September 30, 2015 consisted of $344 million of loans modified as TDRs and $160 million of loans that have been charged off due to bankruptcy notification. Total recorded investment in TDRs at December 31, 2014 consisted of $354 million of loans modified as TDRs and $179 million of loans that have been charged off due to bankruptcy notification.

The following table shows the average recorded investment and interest income recognized both on a cash and accrual basis for the Company’s TDRs during the three and nine months ended September 30, 2015 and 2014 (dollars in millions):

	Average Recorded Investment		Interest Income Recognized
	Three Months Ended September 30,		Three Months Ended September 30,
	2015	2014	2015	2014
One- to four-family	$300	$319	$3	$2
Home equity	212	223	4	5
Total	$512	$542	$7	$7

	Average Recorded Investment		Interest Income Recognized
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
One- to four-family	$307	$653	$7	$13
Home equity	216	230	13	14
Total	$523	$883	$20	$27
The decrease in the average recorded investments of one- to four-family TDRs comparing the nine months ended September 30, 2015 and 2014 was primarily due to the sale of $0.8 billion of one- to four-family loans modified as TDRs during 2014.
Included in the allowance for loan losses was a specific valuation allowance of $67 million and $66 million that was established for TDRs at September 30, 2015 and December 31, 2014, respectively. The specific allowance for these individually impaired loans represents the forecasted losses over the estimated remaining life of the loans, including the economic concessions granted to the borrowers. The following table shows detailed information related to the Company’s TDRs at September 30, 2015 and December 31, 2014 (dollars in millions):

	September 30, 2015			December 31, 2014
	Recorded Investment in TDRs	Specific Valuation Allowance	Net Investment in TDRs	Recorded Investment in TDRs	Specific Valuation Allowance	Net Investment in TDRs
With a recorded allowance:
One- to four-family	$79	$11	$68	$88	$9	$79
Home equity	$117	$56	$61	$118	$57	$61
Without a recorded allowance:(1)
One- to four-family	$217	$—	$217	$228	$—	$228
Home equity	$91	$—	$91	$99	$—	$99
Total:
One- to four-family	$296	$11	$285	$316	$9	$307
Home equity	$208	$56	$152	$217	$57	$160

(1)	Represents loans where the discounted cash flow analysis or collateral value is equal to or exceeds the recorded investment in the loan.

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
The vast majority of the Company’s loans modified as TDRs include an interest rate reduction in combination with another type of concession. The Company prioritizes the interest rate reduction modifications in combination with the following modification categories: principal forgiven, principal deferred and re-age/extension/capitalization of accrued interest. Each class is mutually exclusive in that if a modification had an interest rate reduction with principal forgiven and an extension, the modification would only be presented in the principal forgiven column in the table below. The following tables provide the number of loans, post-modification balances immediately after being modified by major class, and the financial impact of modifications during the three and nine months ended September 30, 2015 and 2014 (dollars in millions):

	Three Months Ended September 30, 2015
		Interest Rate Reduction					Financial Impact
	Number of Loans	Principal Forgiven	Re-age/ Extension/ Interest Capitalization	Other with Interest Rate Reduction	Other	Total	Pre-Modification Weighted Average Interest Rate	Post-Modification Weighted Average Interest Rate
One- to four-family	12	$—	$4	$—	$1	$5	4.6%	2.2%
Home equity	40	—	1	1	1	3	4.9%	3.3%
Total	52	$—	$5	$1	$2	$8

	Three Months Ended September 30, 2014
		Interest Rate Reduction					Financial Impact
	Number of Loans	Principal Forgiven	Re-age/ Extension/ Interest Capitalization	Other with Interest Rate Reduction	Other	Total	Pre-Modification Weighted Average Interest Rate	Post-Modification Weighted Average Interest Rate
One- to four-family	15	$—	$4	$—	$1	$5	5.8%	2.3%
Home equity	39	—	—	—	2	2	5.7%	2.5%
Total	54	$—	$4	$—	$3	$7

	Nine Months Ended September 30, 2015
		Interest Rate Reduction					Financial Impact
	Number of Loans	Principal Forgiven	Re-age/ Extension/ Interest Capitalization	Other with Interest Rate Reduction	Other(1)	Total	Pre-Modification Weighted Average Interest Rate	Post-Modification Weighted Average Interest Rate
One- to four-family	28	$—	$7	$—	$2	$9	4.9%	2.3%
Home equity	293	—	3	2	17	22	3.8%	4.3%
Total	321	$—	$10	$2	$19	$31

	Nine Months Ended September 30, 2014
		Interest Rate Reduction					Financial Impact
	Number of Loans	Principal Forgiven	Re-age/ Extension/ Interest Capitalization	Other with Interest Rate Reduction	Other	Total	Pre-Modification Weighted Average Interest Rate	Post-Modification Weighted Average Interest Rate
One- to four-family	52	$1	$9	$2	$5	$17	5.2%	2.6%
Home equity	153	—	3	2	6	11	5.4%	2.4%
Total	205	$1	$12	$4	$11	$28

(1)
Includes TDRs that resulted from a loan modification program being offered to a subset of borrowers with home equity lines of credit whose original loan terms provided the borrowers the option to accelerate their date of conversion to amortizing loans. As certain terms of the Company's offer represented economic concessions, such as longer amortization periods than were in the original loan agreements, to certain borrowers experiencing financial difficulty, this program resulted in $14 million of TDRs during the first quarter of 2015.

The Company considers modifications that become 30 days past due to have experienced a payment default. The following table shows the recorded investment in modifications that experienced a payment default within 12 months after the modification for the three and nine months ended September 30, 2015 and 2014 (dollars in millions):

	Three Months Ended September 30,
	2015		2014
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
One- to four-family(1)	2	$1	1	$—
Home equity(2)	11	1	19	1
Total	13	$2	20	$1
	Nine Months Ended September 30,
	2015		2014
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
One- to four-family(1)	4	$2	22	$8
Home equity(2)(3)	79	4	40	2
Total	83	$6	62	$10

(1)
For both the three and nine months ended September 30, 2015, less than $1 million, of the recorded investment in one- to four-family loans that had a payment default in the trailing 12 months was classified as current, compared to no recorded investment and $1 million for the three and nine months ended September 30, 2014.

(2)
For the three and nine months ended September 30, 2015, less than $1 million and $3 million of the recorded investment in home equity loans that had a payment default in the trailing 12 months was classified as current, compared to less than $1 million and $1 million for the three and nine months ended September 30, 2014.

(3)	The majority of these home equity modifications during the nine months ended September 30, 2015 experienced servicer transfers during this same period.

NOTE 7—ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The Company enters into derivative transactions primarily to protect against interest rate risk on the value of certain assets, liabilities and future cash flows. Each derivative instrument is recorded on the consolidated balance sheet at fair value as a freestanding asset or liability. The following table summarizes the fair value amounts of derivatives designated as hedging instruments reported in the consolidated balance sheet at September 30, 2015 and December 31, 2014 (dollars in millions):

		Fair Value
	Notional	Asset(1)	Liability(2)	Net(3)
September 30, 2015
Interest rate contracts:
Fair value hedges	$2,387	$1	$(89)	$(88)
Total derivatives designated as hedging instruments(4)	$2,387	$1	$(89)	$(88)
December 31, 2014
Interest rate contracts:
Cash flow hedges	$2,000	$23	$(24)	$(1)
Fair value hedges	1,069	1	(42)	(41)
Total derivatives designated as hedging instruments(4)	$3,069	$24	$(66)	$(42)

(1)	Reflected in the other assets line item on the consolidated balance sheet.

(2)	Reflected in the other liabilities line item on the consolidated balance sheet.

(3)	Represents derivative assets net of derivative liabilities for disclosure purposes only.

(4)	All derivatives were designated as hedging instruments at September 30, 2015 and December 31, 2014.
Cash Flow Hedges
Cash flow hedges, which include a combination of interest rate swaps and purchased options, including caps, are used primarily to reduce the variability of future cash flows associated with existing variable-rate assets and liabilities and forecasted issuances of liabilities. The effective portion of the changes in fair value of the derivative instruments in a cash flow hedge is reported as a component of accumulated other comprehensive loss, net of tax in the consolidated balance sheet, for both active and discontinued hedges. Amounts are reclassified from accumulated other comprehensive loss into net operating interest income as a yield adjustment in the same period the hedged forecasted transaction affects earnings. If it becomes probable that a hedged forecasted transaction will not occur, amounts included in accumulated other comprehensive loss related to the specific hedging instruments would be immediately reclassified into the gains (losses) on securities and other line item in the consolidated statement of income (loss).
At December 31, 2014, accumulated other comprehensive loss attributable to cash flow hedges, pre-tax, was $422 million. These cash flow hedges were used to hedge the forecasted transactions related to repurchase agreements and FHLB advances. Following E*TRADE Clearing's move out from under E*TRADE Bank on July 1, 2015, the Company evaluated the sufficiency of the capital and liquidity position and, in early September, management and the Board concluded that E*TRADE Bank would deploy excess capital to terminate the $4.4 billion of legacy wholesale funding obligations. As the Company's intent changed and the hedged forecasted transactions became probable of not occurring, the Company reclassified $370 million of pre-tax losses on cash flow hedges from accumulated other comprehensive loss into earnings during the three months ended September 30, 2015.
The following table summarizes the effect of interest rate contracts designated and qualifying as hedging instruments in cash flow hedges on accumulated other comprehensive loss and on the consolidated statement of income (loss) for the three and nine months ended September 30, 2015 and 2014 (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Gains (losses) on derivatives recognized in OCI (effective portion), net of tax	$(5)	$5	$(10)	$(27)
Losses reclassified from AOCI into earnings (effective portion), net of tax(1)	$(239)	$(18)	$(271)	$(59)
Cash flow hedge ineffectiveness losses(2)	$—	$(1)	$—	$(1)

(1)
Includes the reclassification of losses deferred in accumulated other comprehensive loss into earnings related to cash flow hedges as a result of the termination of repurchase agreements and FHLB advances during the three months ended September 30, 2015.

(2)
The ineffective portion of the change in fair value of the derivative instrument in a cash flow hedge, which is equal to the excess of the cumulative change in the fair value of the actual derivative over the cumulative change in the fair value of a hypothetical derivative which is created to match the exact terms of the underlying instruments being hedged, is reported in the gains (losses) on securities and other line item in the consolidated statement of income (loss).

Fair Value Hedges
Fair value hedges, which include interest rate swaps, are used to offset exposure to changes in value of certain fixed-rate assets and liabilities. Fair value hedges are accounted for by recording the fair value of the derivative instrument and the fair value of the asset or liability being hedged on the consolidated balance sheet. Changes in the fair value of both the derivative instruments and the underlying assets or liabilities are recognized in the gains (losses) on securities and other line item in the consolidated statement of income (loss). To the extent that the hedge is ineffective, the changes in the fair values will not offset and the difference, or hedge ineffectiveness, is reflected in the gains (losses) on securities and other line item in the consolidated statement of income (loss).
Hedge accounting is discontinued for fair value hedges if a derivative instrument is sold, terminated or otherwise de-designated. If fair value hedge accounting is discontinued, the previously hedged item is no longer adjusted for changes in fair value through the consolidated statement of income (loss) and the cumulative net gain or loss on the hedged asset or liability at the time of de-designation is amortized to interest income or interest expense using the effective interest method over the expected remaining life of the hedged item. Changes in the fair value of the derivative instruments after de-designation of fair value hedge accounting are recorded in the gains (losses) on securities and other line item in the consolidated statement of income (loss).
The following table summarizes the effect of interest rate contracts designated and qualifying as hedging instruments in fair value hedges and related hedged items on the consolidated statement of income (loss) for the three and nine months ended September 30, 2015 and 2014 (dollars in millions):

	Three Months Ended September 30,
	2015			2014
	Hedging Instrument	Hedged Item	Hedge Ineffectiveness(1)	Hedging Instrument	Hedged Item	Hedge Ineffectiveness(1)
Agency debentures	$(30)	$30	$—	$(2)	$2	$—
Agency mortgage-backed securities	(72)	70	(2)	—	—	—
Total gains (losses) included in earnings	$(102)	$100	$(2)	$(2)	$2	$—

	Nine Months Ended September 30,
	2015			2014
	Hedging Instrument	Hedged Item	Hedge Ineffectiveness(1)	Hedging Instrument	Hedged Item	Hedge Ineffectiveness(1)
Agency debentures	$(15)	$15	$—	$(59)	$52	$(7)
Agency mortgage-backed securities	(32)	32	—	(17)	17	—
Total gains (losses) included in earnings	$(47)	$47	$—	$(76)	$69	$(7)

(1)	Reflected in the gains (losses) on securities and other line item on the consolidated statement of income (loss).

NOTE 8—SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE, FHLB ADVANCES AND OTHER BORROWINGS
Securities sold under agreements to repurchase, FHLB advances and other borrowings at September 30, 2015 and December 31, 2014 are shown in the following table (dollars in millions):

	September 30, 2015	December 31, 2014
Trust preferred securities(1)	$414	$428
Securities sold under agreements to repurchase and FHLB advances:
Repurchase Agreements(2)	$—	$3,672
FHLB Advances	—	920
Fair value hedge adjustments and deferred costs	—	(49)
Total securities sold under agreements to repurchase and FHLB advances	—	4,543
Total	$414	$4,971
Weighted Average Interest Rate	3.02%	0.64%

(1)	The Company's trust preferred securities do not begin maturing until 2031.

(2)	The maximum amount at any month end for repurchase agreements was $3.8 billion and $4.9 billion for the nine months ended September 30, 2015 and the year ended December 31, 2014, respectively.
The Company terminated $4.4 billion of repurchase agreements and FHLB advances during the third quarter of 2015. In connection with this termination, the Company recorded a pre-tax charge of $413 million in consolidated statement of income (loss), including $43 million in the losses on early extinguishment of debt line item, and $370 million in the gains (losses) on securities and other line item that were reclassified from accumulated comprehensive loss attributable to cash flow hedges.
The Company repurchased $14 million of trust preferred securities in advance of maturity during the third quarter of 2015 and recorded a gain on early extinguishment of debt of $4 million.
Line of Credits maintained at E*TRADE Clearing
E*TRADE Clearing maintains secured committed lines of credit with two unaffiliated banks, aggregating to $175 million at September 30, 2015, that are scheduled to mature in June 2016. E*TRADE Clearing also maintains uncommitted lines of credit with several unaffiliated banks, that was increased by $75 million during the third quarter of 2015 to $450 million at September 30, 2015. During the second quarter of 2015, E*TRADE Clearing entered into a new 364-day, $345 million senior unsecured revolving credit facility with a syndicate of banks. The credit facility contains maintenance covenants relating to E*TRADE Clearing's minimum consolidated tangible net worth and regulatory net capital ratio. There was no outstanding balance on any of these lines of credit or credit facilities at September 30, 2015.

NOTE 9—CORPORATE DEBT
Corporate debt at September 30, 2015 and December 31, 2014 is outlined in the following table (dollars in millions):

	Face Value	Discount	Net
September 30, 2015
Interest-bearing notes:
5 3/8% Notes, due 2022	$540	$(6)	$534
4 5/8% Notes, due 2023	460	(5)	455
Total interest-bearing notes	1,000	(11)	989
Non-interest-bearing debt:
0% Convertible debentures, due 2019	34	—	34
Total corporate debt	$1,034	$(11)	$1,023

	Face Value	Discount	Net
December 31, 2014
Interest-bearing notes:
6 3/8% Notes, due 2019	$800	$(5)	$795
5 3/8% Notes, due 2022	540	(7)	533
Total interest-bearing notes	1,340	(12)	1,328
Non-interest-bearing debt:
0% Convertible debentures, due 2019	38	—	38
Total corporate debt	$1,378	$(12)	$1,366
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
The Company also entered into an amendment to the senior secured revolving credit facility to increase commitments thereunder by $50 million during the first quarter of 2015. As of September 30, 2015, there was no outstanding balance under the revolving credit facility and available capacity for borrowings was $250 million. The credit facility expires in November 2017. The Company has the ability to borrow against the credit facility for working capital and general corporate purposes. The credit facility contains certain maintenance covenants, including the requirement for the parent company to maintain unrestricted cash of $100 million. In September 2015, the Company entered into an amendment to its senior secured revolving credit facility, which reduced or removed certain negative covenants and other restrictions on the Company pursuant to the terms of the amendment.

NOTE 10—INCOME TAXES
Income Tax Expense (Benefit)
Income tax benefit was $93 million and $245 million for the three and nine months ended September 30, 2015, respectively, compared to income tax expense of $39 million and $129 million for the same periods in 2014. The effective tax rate was 38% and 372% for the three and nine months ended September 30, 2015, respectively, compared to 31% and 34% for the same periods in 2014. The difference between the effective tax rates for the three and nine months ended September 30, 2015 was primarily due to the settlement of the IRS examination of the Company's 2007, 2009 and 2010 federal tax returns which resulted in the recognition of a $220 million income tax benefit in the second quarter of 2015. See the Unrecognized Tax Benefits section below for additional information.
Unrecognized Tax Benefits
The following table provides a reconciliation of the beginning and ending amount of unrecognized tax benefits for the nine months ended September 30, 2015 (dollars in millions):

Nine Months Ended September 30, 2015
Unrecognized tax benefits, beginning of period	$330
Additions based on tax positions related to prior years	5
Additions based on tax positions related to current year	—
Reductions based on tax positions related to prior years	(304)
Settlements with taxing authorities	(1)
Statute of limitations lapses	(1)
Unrecognized tax benefits, end of period	$29
The unrecognized tax benefits decreased $301 million to $29 million during the nine months ended September 30, 2015. In May 2015, the Company settled the IRS examination of its 2007, 2009 and 2010 federal tax returns. As a result, the Company released $303 million of reserves related to the uncertain tax positions in the second quarter of 2015. During the third quarter of 2009, the Company incurred a loss on the exchange of $1.7 billion interest-bearing corporate debt for non-interest-bearing convertible debentures. The uncertain tax positions were primarily related to whether certain components of that loss were considered deductible or non-deductible for tax purposes.
Deferred Taxes
Deferred income taxes are recorded when revenues and expenses are recognized in different periods for financial statement and tax return purposes. During the nine months ended September 30, 2015, deferred tax assets increased $93 million to $1.0 billion, mainly related to the settlement of the IRS examination as discussed in the Unrecognized Tax Benefits section above.

NOTE 11—ACCUMULATED OTHER COMPREHENSIVE LOSS
The following tables present after-tax changes in each component of accumulated other comprehensive loss for the three and nine months ended September 30, 2015 and 2014 (dollars in millions):

	Available-for-sale Securities	Cash Flow Hedging Instruments	Foreign Currency Translation	Total
Beginning balance, June 30, 2015	$(24)	$(234)	$5	$(253)
Other comprehensive income (loss) before reclassifications	17	(5)	—	12
Amounts reclassified from accumulated other comprehensive loss	(7)	239	—	232
Net change	10	234	—	244
Ending balance, September 30, 2015	$(14)	$—	$5	$(9)

	Available-for-sale Securities	Cash Flow Hedging Instruments	Foreign Currency Translation	Total
Beginning balance, June 30, 2014	$(11)	$(289)	$5	$(295)
Other comprehensive income (loss) before reclassifications	(20)	5	—	(15)
Amounts reclassified from accumulated other comprehensive loss	(7)	18	—	11
Net change	(27)	23	—	(4)
Ending balance, September 30, 2014	$(38)	$(266)	$5	$(299)

	Available-for-sale Securities	Cash Flow Hedging Instruments	Foreign Currency Translation	Total
Beginning balance, December 31, 2014	$7	$(261)	$5	$(249)
Other comprehensive income (loss) before reclassifications	(3)	(10)	—	(13)
Amounts reclassified from accumulated other comprehensive loss	(18)	271	—	253
Net change	(21)	261	—	240
Ending balance, September 30, 2015	$(14)	$—	$5	$(9)

	Available-for-sale Securities	Cash Flow Hedging Instruments	Foreign Currency Translation	Total
Beginning balance, December 31, 2013	$(160)	$(298)	$5	$(453)
Other comprehensive income (loss) before reclassifications	143	(27)	—	116
Amounts reclassified from accumulated other comprehensive loss	(21)	59	—	38
Net change	122	32	—	154
Ending balance, September 30, 2014	$(38)	$(266)	$5	$(299)

The following table presents the income statement line items impacted by reclassifications out of accumulated other comprehensive loss for the three and nine months ended September 30, 2015 and 2014 (dollars in millions):

Accumulated Other Comprehensive Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Loss				Affected Line Items in the Consolidated Statement of Income (Loss)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Available-for-sale securities:
	$11	$12	$29	$34	Gains on securities and other
	(4)	(5)	(11)	(13)	Tax expense
	$7	$7	$18	$21	Reclassification into earnings, net
Cash flow hedging instruments:
	$(370)	$—	$(370)	$—	Losses on securities and other
	(17)	(30)	(69)	(97)	Operating interest expense
	(387)	(30)	(439)	(97)	Reclassification into earnings, before tax
	148	12	168	38	Tax benefit
	$(239)	$(18)	$(271)	$(59)	Reclassification into earnings, net
The Company terminated $4.4 billion of repurchase agreements and FHLB advances during the third quarter of 2015. In connection with this termination, the Company recorded a pre-tax charge of $413 million in the consolidated statement of income (loss), including $43 million in the losses on early extinguishment of debt line item, and $370 million in the gains (losses) on securities and other line item that were reclassified from accumulated comprehensive loss attributable to cash flow hedges.
NOTE 12—EARNINGS (LOSS) PER SHARE
The following table presents a reconciliation of basic and diluted earnings (loss) per share (in millions, except share data and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Basic:
Net income (loss)	$(153)	$86	$179	$252
Basic weighted-average shares outstanding (in thousands)	290,480	288,843	290,105	288,536
Basic earnings (loss) per share	$(0.53)	$0.30	$0.62	$0.87
Diluted:
Net income (loss)	$(153)	$86	$179	$252
Basic weighted-average shares outstanding (in thousands)	290,480	288,843	290,105	288,536
Effect of dilutive securities:
Weighted-average convertible debentures (in thousands)	—	4,066	3,517	4,071
Weighted-average options and restricted stock issued to employees (in thousands)	—	1,210	1,376	1,361
Diluted weighted-average shares outstanding (in thousands)	290,480	294,119	294,998	293,968
Diluted earnings (loss) per share	$(0.53)	$0.29	$0.61	$0.86

The Company excluded the following shares from the calculation of diluted earnings (loss) per share as the effect would have been anti-dilutive (shares in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Weighted-average shares excluded as a result of the Company's net loss:
Convertible debentures	3.3	N/A	N/A	N/A
Stock options and restricted stock awards and units	1.3	N/A	N/A	N/A
Other stock options and restricted stock awards and units	0.1	0.4	0.1	0.5
Total	4.7	0.4	0.1	0.5
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
At September 30, 2015 and December 31, 2014, all of the Company’s broker-dealer subsidiaries met minimum net capital requirements. The tables below summarize the minimum excess capital requirements for the Company’s broker-dealer subsidiaries at September 30, 2015 and December 31, 2014 (dollars in millions):

	Required Net Capital	Net Capital	Excess Net Capital
September 30, 2015:
E*TRADE Clearing(1)	$175	$949	$774
E*TRADE Securities(1)(2)	—	39	39
Other broker-dealers	1	18	17
Total	$176	$1,006	$830
December 31, 2014:
E*TRADE Clearing(1)	$170	$795	$625
E*TRADE Securities(1)	—	459	459
Other broker-dealers	1	19	18
Total	$171	$1,273	$1,102

(1)	Elected to use the Alternative method to compute net capital. The net capital requirement was $250,000 for E*TRADE Securities for both periods presented.

(2)	E*TRADE Securities was moved out from under E*TRADE Bank in February 2015 and subsequently paid dividends of $515 million to the parent company during the nine months ended September 30, 2015.
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
Failure to meet minimum capital requirements can trigger certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on E*TRADE Financial’s and E*TRADE Bank’s financial condition and results of operations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, E*TRADE Financial and E*TRADE Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. In addition, E*TRADE Bank may not pay dividends to the parent company without approval from its regulators and any loans by E*TRADE Bank to the parent company and its other non-bank subsidiaries are subject to various quantitative, arm’s length, collateralization and other requirements. E*TRADE Financial’s and E*TRADE Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.
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

	September 30, 2015(1)					December 31, 2014(1)
	Actual		Well Capitalized Minimum Capital		Excess Capital	Actual		Well Capitalized Minimum Capital		Excess Capital
	Amount	Ratio	Amount	Ratio	Amount	Amount	Ratio	Amount	Ratio	Amount
E*TRADE Bank:(2)
Tier 1 leverage	$2,960	9.2%	$1,612	5.0%	$1,348	$4,548	10.6%	$2,143	5.0%	$2,405
Tier 1 risk-based capital	$2,960	36.0%	$658	8.0%	$2,302	$4,548	25.7%	$1,063	6.0%	$3,485
Total risk-based capital	$3,069	37.3%	$823	10.0%	$2,246	$4,772	26.9%	$1,772	10.0%	$3,000
Common equity Tier 1 capital(3)	$2,960	36.0%	$535	6.5%	$2,425	N/A	N/A	N/A	N/A	N/A

(1)
Due to the change in regulatory requirements described above, the September 30, 2015 ratios were calculated under Basel III requirements and the December 31, 2014 ratios were calculated under Basel I requirements.

(2)	E*TRADE Securities was moved out from under E*TRADE Bank in February 2015. E*TRADE Clearing was moved out from under E*TRADE Bank in July 2015.

(3)	The Basel III rule established Common Equity Tier 1 capital as a new tier of capital.

	September 30, 2015
	Actual		Well Capitalized Minimum Capital		Excess Capital
	Amount	Ratio	Amount	Ratio	Amount
E*TRADE Financial:
Tier 1 leverage	$3,630	8.5%	$2,127	5.0%	$1,503
Tier 1 risk-based capital	$3,630	39.5%	$736	8.0%	$2,894
Total risk-based capital	$4,070	44.3%	$920	10.0%	$3,150
Common equity Tier 1 capital	$3,630	39.5%	$598	6.5%	$3,032

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
Litigation Matters
On October 27, 2000, Ajaxo, Inc. ("Ajaxo") filed a complaint in the Superior Court for the State of California, County of Santa Clara. Ajaxo sought damages and certain non-monetary relief for the Company’s alleged breach of a non-disclosure agreement with Ajaxo pertaining to certain wireless technology that Ajaxo offered the Company as well as damages and other relief against the Company for their alleged misappropriation of Ajaxo’s trade secrets. Following a jury trial, a judgment was entered in 2003 in favor of Ajaxo against the Company for $1 million for breach of the Ajaxo non-disclosure agreement. Although the jury found in favor of Ajaxo on its claim against the Company for misappropriation of trade secrets, the trial court subsequently denied Ajaxo’s requests for additional damages and relief. On December 21, 2005, the California Court of Appeal affirmed the above-described award against the Company for breach of the nondisclosure agreement but remanded the case to the trial court for the limited purpose of determining what, if any, additional damages Ajaxo may be entitled to as a result of the jury’s previous finding in favor of Ajaxo on its claim against the Company for misappropriation of trade secrets. Although the Company paid Ajaxo the full amount due on the above-described judgment, the case was remanded back to the trial court, and on May 30, 2008, a jury returned a verdict in favor of the Company denying all claims raised and demands for damages against the Company. Following the trial court’s entry of judgment in favor of the Company on September 5, 2008, Ajaxo filed post-trial motions for vacating this entry of judgment and requesting a new trial. The trial court denied these motions. On December 2, 2008, Ajaxo filed a notice of appeal with the Court of Appeal of the State of California for the Sixth District. On August 30, 2010, the Court of Appeal affirmed the trial court’s verdict in part and reversed the verdict in part, remanding the case. The Company petitioned the Supreme Court of California for review of the Court of Appeal decision. On December 16, 2010, the California Supreme Court denied the Company’s petition for review and remanded for further proceedings to the trial court. The testimonial phase of the third trial in this matter concluded on June 12, 2012. By order dated May 28, 2014, the Court determined to conduct a second phase of this bench trial to allow Ajaxo to attempt to prove entitlement to additional royalties. Hearings in phase two of the trial concluded January 8, 2015. In a Judgment and Statement of Decision filed September 16, 2015, the Court denied all claims for royalties by Ajaxo. Ajaxo has moved for a new trial and E*TRADE has moved to recover its costs. These motions will be heard November 13, 2015. The Company will continue to defend itself vigorously.
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
The Company’s equity and cost method investments are generally limited liability investments in partnerships, companies and other similar entities, including tax credit partnerships and community development entities, which are not required to be consolidated. The Company had $32 million in unfunded commitments with respect to these investments at September 30, 2015.
At September 30, 2015, the Company had approximately $29 million of certificates of deposit scheduled to mature in less than one year and approximately $90 million of unfunded commitments to extend credit.
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
During the 30-year period prior to the redemption of the trust preferred securities, ETBH guarantees the accrued and unpaid distributions on these securities, as well as the redemption price of the securities and certain costs that may be incurred in liquidating, terminating or dissolving the trusts (all of which would otherwise be payable by the trusts). At September 30, 2015, management estimated that the maximum potential liability under this arrangement, including the current carrying value of the trusts, was equal to approximately $423 million or the total face value of these securities plus dividends, which may be unpaid at the termination of the trust arrangement.
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
The Company does not allocate costs associated with certain functions that are centrally-managed to its operating segments. These costs are separately reported in a corporate/other category, along with technology related costs incurred to support centrally-managed functions; restructuring and other exit activities; debt extinguishment; and corporate debt and corporate investments.

The Company evaluates the performance of its segments based on the segment’s income (loss) before income taxes. Financial information for the Company’s reportable segments is presented in the following tables (dollars in millions):

	Three Months Ended September 30, 2015
	Trading and Investing	Balance Sheet Management	Corporate/ Other	Total
Net operating interest income	$174	$89	$—	$263
Total non-interest income (loss)	168	(358)	—	(190)
Total net revenue	342	(269)	—	73
Provision (benefit) for loan losses	—	(25)	—	(25)
Total operating expense	197	23	73	293
Income (loss) before other income (expense) and income taxes	145	(267)	(73)	(195)
Total other income (expense)	—	—	(51)	(51)
Income (loss) before income taxes	$145	$(267)	$(124)	$(246)
Income tax benefit				(93)
Net loss				$(153)

	Three Months Ended September 30, 2014
	Trading and Investing	Balance Sheet Management	Corporate/ Other	Total
Net operating interest income	$161	$104	$—	$265
Total non-interest income	166	9	—	175
Total net revenue	327	113	—	440
Provision (benefit) for loan losses	—	10	—	10
Total operating expense	183	36	58	277
Income (loss) before other income (expense) and income taxes	144	67	(58)	153
Total other income (expense)	—	—	(28)	(28)
Income (loss) before income taxes	$144	$67	$(86)	$125
Income tax expense				39
Net income				$86

	Nine Months Ended September 30, 2015
	Trading and Investing	Balance Sheet Management	Corporate/ Other	Total
Net operating interest income	$517	$283	$1	$801
Total non-interest income (loss)	508	(335)	—	173
Total net revenue	1,025	(52)	1	974
Provision (benefit) for loan losses	—	(17)	—	(17)
Total operating expense	614	85	203	902
Income (loss) before other income (expense) and income taxes	411	(120)	(202)	89
Total other income (expense)	—	—	(155)	(155)
Income (loss) before income taxes	$411	$(120)	$(357)	$(66)
Income tax benefit				(245)
Net income				$179

	Nine Months Ended September 30, 2014
	Trading and Investing	Balance Sheet Management	Corporate/ Other	Total
Net operating interest income	$449	$346	$—	$795
Total non-interest income	523	35	—	558
Total net revenue	972	381	—	1,353
Provision (benefit) for loan losses	—	26	—	26
Total operating expense	574	113	164	851
Income (loss) before other income (expense) and income taxes	398	242	(164)	476
Total other income (expense)	—	—	(95)	(95)
Income (loss) before income taxes	$398	$242	$(259)	$381
Income tax expense				129
Net income				$252
Total other income (expense) included losses on early extinguishment of corporate debt of $39 million and $112 million during the three and nine months ended September 30, 2015, respectively, compared to $0 and $12 million during the three and nine months ended September 30, 2014, respectively. For additional information refer to Note 8—Securities Sold Under Agreements to Repurchase, FHLB Advances and Other Borrowings and Note 9—Corporate Debt.

Segment Assets

	Trading and Investing	Balance Sheet Management	Corporate/ Other(1)	Total
As of September 30, 2015	$11,181	$29,399	$625	$41,205
As of December 31, 2014	$12,032	$33,075	$423	$45,530

(1)	Corporate/Other category includes corporate assets and other elimination adjustments, such as a line of credit between the operating segments, not allocated to the Company's operating segments.
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

(b)
There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2015, identified in connection with management's evaluation required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

*4.1
Amendment No. 1 to Credit Agreement, dated as of September 16, 2015, among the Company, the lenders party thereto, J.P. Morgan Chase Bank, N.A., as Administrative Agent, and Morgan Stanley Senior Funding, Inc., as Syndication Agent.

*10.1	Employment Agreement dated as of October 21, 2015 by and between E*TRADE Financial Corporation and Paul T. Idzik.

*31.1	Certification—Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification—Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification—Section 906 of the Sarbanes-Oxley Act of 2002

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herein.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: November 4, 2015

E*TRADE Financial Corporation (Registrant)

By	/S/ PAUL T. IDZIK
Paul T. Idzik
Chief Executive Officer
(Principal Executive Officer)

By	/S/ MICHAEL A. PIZZI
Michael A. Pizzi
Chief Financial Officer
(Principal Financial Officer)

By	/S/ BRENT B. SIMONICH
Brent B. Simonich
Corporate Controller
(Principal Accounting Officer)