Form 10-K
period 2015-12-31
E TRADE FINANCIAL Corp
filed 2016-02-24
CIK 1015780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-K
_____________________________
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Securities Registered Pursuant to Section 12(g) of the Act: None
 __________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
At June 30, 2015, the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $6.1 billion (based upon the closing price per share of the registrant's common stock as reported by the NASDAQ Global Select Market on that date). Shares of common stock held by each officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliates' status is not necessarily a conclusive determination for other purposes.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
As of February 19, 2016, there were 282,708,675 shares of common stock outstanding.
Documents Incorporated by Reference: Certain portions of the definitive Proxy Statement related to the Company’s 2016 Annual Meeting of Stockholders, to be filed hereafter (incorporated into Part III hereof).

E*TRADE FINANCIAL CORPORATION
FORM 10-K ANNUAL REPORT
For the Year Ended December 31, 2015

i

Unless otherwise indicated, references to "the Company," "we," "us," "our" and "E*TRADE" mean E*TRADE Financial Corporation and its subsidiaries, and references to the parent company mean E*TRADE Financial Corporation but not its subsidiaries.
E*TRADE, E*TRADE Financial, E*TRADE Bank, Equity Edge and the Converging Arrows logo are registered trademarks of E*TRADE Financial Corporation in the United States and in other countries.

ii

PART I
FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. These statements discuss, among other things, our future plans, objectives, outlook, strategies, expectations and intentions relating to our business and future financial and operating results and the assumptions that underlie these matters and include any statement that is not historical in nature. These statements may be identified by the use of words such as "assume," "expect," "believe," "may," "will," "should," "anticipate," "intend," "plan," "estimate," "continue" and similar expressions. We caution that actual results could differ materially from those discussed in these forward-looking statements. Important factors that could contribute to our actual results differing materially from any forward-looking statements include, but are not limited to, those discussed under Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Part I. Item 1A. Risk Factors of this Form 10-K; and elsewhere in this report and in other reports we file with the Securities and Exchange Commission ("SEC"). By their nature forward-looking statements are not guarantees of future performance or results and are subject to risks, uncertainties and assumptions that are difficult to predict or quantify. Actual future results may vary materially from expectations expressed or implied in this report or any of our prior communications. The forward-looking statements contained in this report reflect our expectations only as of the date of this report. You should not place undue reliance on forward-looking statements, as we do not undertake to update or revise forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statements were made, except as required by law.

ITEM 1.	BUSINESS
OVERVIEW
We are a financial services company that provides brokerage and related products and services primarily to individual retail investors under the brand "E*TRADE Financial." Our competitive strategy is to attract and retain customers by emphasizing a hybrid model for investing, trading and saving for retirement that leads with best-in-class digital channels, backed by professional support and guidance. We also provide investor-focused banking products, primarily sweep deposits, to retail investors.
Our corporate offices are located at 1271 Avenue of the Americas, 14th Floor, New York, New York 10020. We were incorporated in California in 1982 and reincorporated in Delaware in July 1996. We had approximately 3,400 employees at December 31, 2015. We operate directly and through numerous subsidiaries, many of which are overseen by governmental and self-regulatory organizations. Our most significant subsidiaries are described below:

•	E*TRADE Securities LLC ("E*TRADE Securities") is a registered broker-dealer and is the primary provider of brokerage products and services to our customers;

•	E*TRADE Clearing LLC ("E*TRADE Clearing") is the clearing firm for our brokerage subsidiaries and its main purpose is to clear and settle securities transactions for customers of E*TRADE Securities;

•
E*TRADE Bank is a federally chartered savings bank utilized by E*TRADE's broker-dealers to maximize the value of customer deposits. It provides our customers with Federal Deposit Insurance Corporation ("FDIC") insurance on a certain amount of customer deposits and provides other banking products to our customers; and

•	E*TRADE Financial Corporate Services is a provider of software and services for managing equity compensation plans to our corporate clients.
A complete list of our subsidiaries at December 31, 2015 can be found in Exhibit 21.1.
Our hybrid service delivery model is delivered through the following digital platforms:

•	E*TRADE.com is our award-winning site that provides customers with tools, guidance, actionable ideas, research and education to take control of their finances;

•
E*TRADE Mobile offers powerful trading applications for all popular smartphones and tablets, coupled with groundbreaking experiences like the Apple Watch® app - delivering the functionality investors and traders need while on the go; and

•	E*TRADE Pro is our advanced trading platform for active and elite traders, with sophisticated tools and customizable layouts.
These digital platforms are complemented by our offline channels, which include our network of customer service representatives and financial consultants and our 24/7 customer service available via phone, email and online at our two national branches and in person through our 30 regional branches. Information on our website is not a part of this report.
STRATEGY
Our business strategy is centered on two core objectives: accelerating the growth of our core brokerage business to drive organic growth and improve market share, and generating robust earnings growth and healthy returns on capital to deliver long-term value for our stockholders.
Accelerate Growth of Core Brokerage Business

•	Enhance digital and offline customer experience
We are focused on delivering innovative solutions for trading, margin lending and cash management, while expanding our customer share of wallet in retirement, investing and savings. Through these offerings, we aim to continue acquiring new customers while deepening engagement with both new and existing customers.

•	Capitalize on value of corporate services business
Our corporate services business is a strategically important driver of brokerage account and asset growth for us. We leverage our industry-leading position to improve client acquisition, and bolstering awareness among U.S. plan participants of our full suite of offerings.
Generate Robust Earnings Growth and Healthy Returns on Capital

•	Maximize value of customer deposits while improving balance sheet efficiency
Our brokerage business generates a significant amount of stable, low-cost deposits, which we monetize through E*TRADE Bank by investing primarily in low-risk, agency mortgage-backed securities. We also continue to manage down the size and risks associated with our legacy loan portfolio, while mitigating credit losses where possible.

•	Create capital efficiency
Our capital plan was laid out in 2012 with a key goal of distributing capital from E*TRADE Bank to the parent company, to reduce corporate debt, which we completed in March 2015. As we continue to deliver on our capital plan initiatives, we are focused on deploying excess capital generated through earnings and lower capital requirements at E*TRADE Bank.
TECHNOLOGY
Delivering a compelling digital experience to our customers is a core pillar of our business strategy. We believe our focus on being a digital leader in the financial services industry is a competitive advantage. Following significant investments to strengthen our foundations in 2013 and 2014, we made a number of meaningful enhancements to our digital storefront and core platforms in 2015 that provide our customers an engaging, more intuitive experience. Significant updates in 2015 include:

•	new features for our website including a new welcome page on our website for prospective customers, an updated account overview page, a new retirement center and a new tax center;

•
new features for our leading mobile applications including conditional orders, multi-leg options orders, mutual fund trading, and several new technologies available via Apple® products including our Apple Watch® app; and

•	upgrades to E*TRADE Pro, including a new options analyzer tool, new margin analyzer tool, and a new user orientation module with customized predefined layouts.

PRODUCTS AND SERVICES
We assess the performance of our business based on our two core segments: trading and investing and balance sheet management. Trading and investing focuses on: 1) Trading, Margin and Cash Management; 2) Retirement, Investing and Saving; and 3) Corporate Services. The factors used to judge our performance include profitability, customer activity and financial metrics, along with the competitiveness of our overall value proposition to the customer and our customers' engagement with E*TRADE. We assess the performance of our balance sheet management segment using metrics such as regulatory capital ratios, loan delinquencies, allowance for loan losses, enterprise net interest spread and average enterprise interest-earning assets. Costs associated with certain functions that are centrally-managed are separately reported in a corporate/other category.
Trading and Investing
Our trading and investing segment offers a comprehensive suite of financial products and services to individual retail investors. The most significant of these products and services are described below:
Trading, Margin and Cash Management
Trading, Margin and Cash Management delivers automated order placement and execution, empowering traders throughout the entire life cycle of a trade. We offer our customers a full range of investment vehicles including U.S. equities, American depositary receipts ("ADRs"), bonds, futures, options, exchange-traded funds ("ETFs"), including over 115 commission-free ETFs from leading independent providers, and over 7,500 non-proprietary mutual funds. Our tools cater to novice to professional-grade investors, delivering fundamental and technical research resources.
Our trading tools and vehicles are supported by guidance when customers need it, including fixed income and derivative specialists available on-call to guide customers, independent research and analytics, live and on-demand education resources, strategies and trading ideas and comprehensive screeners for all major asset classes.
Cash management includes FDIC insured deposit accounts, including checking, savings and money market accounts. These are fully integrated into customer brokerage accounts, delivering real-time transfers between E*TRADE accounts, free debit cards and unlimited ATM fee refunds, free online and mobile bill pay, mobile check deposits, and Apple Pay.
Margin accounts are also available to qualified customers, enabling them to borrow against their securities. We provide these customers with robust margin tools including a margin calculator, requirement lookup and margin analyzer tools to help customers strategize, plan and execute margin trades more efficiently and effectively.
Retirement, Investing and Saving
Retirement, Investing and Saving is dedicated to expanding our customer share of wallet by helping investors take control of and understand the steps to achieve their desired financial goals. We offer the following account types and services:

•	Individual Retirement Accounts ("IRAs") with no annual fees and no minimums, along with specialists to guide customers through the rollover process;

•	Managed Investment Portfolio advisory services from an affiliated registered investment advisor, with an investment of $25,000 or more, which provides one-on-one professional portfolio management; and

•
Unified Managed Account advisory services from an affiliated registered investment advisor, with an investment of $250,000 or more, which provides customers the opportunity to work with a dedicated investment professional to obtain a comprehensive, integrated approach to asset allocation, investments, and portfolio rebalancing.

We also offer a full breadth of digital tools to help investors take control:

•
OneStop Rollover, a simplified, online rollover program that enables investors to invest their 401(k) savings from a previous employer into a portfolio managed by the customer or an investment professional;

•	Online Portfolio Advisor, helping customers identify asset allocations and providing a range of solutions including a one-time investment portfolio or a managed investment account;

•	Retirement Center, offering interactive tools, account selection assistance and to-do lists;

•	Investing Insights, delivering idea generation, topical ideas and actionable strategies;

•	Bond Resource Center, offering tools to help customers research, evaluate and choose bonds;

•	TipRanks, helping customers make sense of sellside ratings and social chatter through success metrics and aggregated sentiment; and

•	life-stage planning resources, helping investors plan for all phases of the retirement process.
Education and guidance also play a large role as we deliver a wide variety of educational formats, including traditional in-person events and digital content on our platforms. We also offer guidance from our financial consultants and Chartered Retirement Planning CounselorsSM at our 30 regional branches across the country, or through our two national branches via phone and email to receive complementary portfolio reviews and personalized investment recommendations.
Corporate Services
The corporate services business is an important driver of brokerage account and asset growth, with more than 1.4 million individual stock plan accounts across approximately 1,000 corporate clients that represent approximately 20% of S&P 500 companies. This business serves as an important introductory channel to E*TRADE, with our goal of converting the stock plan participants of our corporate clients into retail brokerage customers by providing best-in-class user experience and technology along with exceptional support and service. We offer the following software and services for managing equity compensation plans for corporate customers through the Equity Edge Online™ platform:

•	management of employee stock option plans, employee stock purchase plans and restricted stock plans with fully-automated administration, as well as accounting, reporting and scenario modeling tools;

•	integrated stock plan solutions including multi-currency settlement and delivery, disbursement in 33 countries, streamlined tax calculations and country code compatibility;

•	stock plan and investing education, restricted stock sales support, custom 10b5-1 plan design and implementation, SEC filing assistance; and

•	dedicated stock plan service representatives with live support in six languages in addition to phone-based translation in 140 languages.
Equity Edge Online™ recordkeeping and reporting was rated #1 in Loyalty and Overall Satisfaction for the fourth year in a row by Group Five, an independent consulting and research firm, in its 2015 Stock Plan Administration Study Industry Report.
Balance Sheet Management
The balance sheet management segment serves as a means to maximize the value of our customer deposits, focusing on asset allocation and managing credit, liquidity and interest rate risks. The balance sheet management segment manages our legacy loan portfolio which has been in run-off since 2008, as well as agency mortgage-backed securities, and other investments. Funding sources consist primarily of deposits and customer payables which originate in the trading and investing segment.
For statistical information regarding products and services, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"). Three years of segment financial performance and data can be found in the MD&A and in Note 20—Segment Information of Item 8. Financial Statements and Supplementary Data.

SALES AND CUSTOMER SERVICE
We believe providing superior sales and customer service is fundamental to our business. We strive to maintain a high standard of customer service by staffing the customer support team with appropriately trained personnel who are equipped to handle customer inquiries in a prompt yet thorough manner. All customer-facing employees are Series 7 registered. Our customer service representatives utilize our proprietary web-based platform that enables our team to reduce the number of touch-points required to answer customer inquiries. We also have specialized customer service programs that are tailored to the needs of each core customer group.
We provide sales and customer support through the following channels of our registered broker-dealer and investment advisory subsidiaries:

•
Branches - we have 30 branches located across the U.S. where retail investors can get face-to-face support and guidance. Financial consultants are available on-site to help customers assess their current asset allocation and develop plans to help them achieve their investment goals. Customers can also contact our financial consultants via phone or e-mail if they cannot visit the branches.

•
Online - we have an Online Advisor tool available that provides asset allocation and a range of investment solutions that can be managed online or through a dedicated investment professional. We also have an Online Service Center where customers can request services on their accounts and obtain answers to frequently asked questions. The online service center also provides customers with the ability to send a secure message and/or engage in Live Chat with one of our customer service representatives. In addition, we offer our Investor Education Center, providing customers with access to a variety of live and on-demand educational content and courses.

•
Phone - we have a toll free number that connects customers to the appropriate department where a financial consultant or Series 7 licensed customer service representative can assist with the customer's inquiry.

COMPETITION
The online financial services market continues to evolve and remains highly competitive. Our trading and investing segment competes with full service brokerage firms, Registered Investment Advisers ("RIAs"), discount brokerage firms, online brokerage firms, personal finance start-ups, Internet banks and traditional "brick & mortar" retail banks and thrifts. Some of these competitors provide online trading and banking services, investment advisor services, robo-advice capabilities, touchtone telephone and voice response banking services, electronic bill payment services and a host of other financial products. Our balance sheet management segment competes with all users of market liquidity, including the types of competitors listed above, in order to obtain the least expensive source of funding.
The financial services industry has become more concentrated, driven by consolidation over time. The proliferation of emerging financial technology start-ups further evidences the continued shift to digital advice. We believe we are well-positioned to capitalize on these trends and to continue to attract and retain retail customers, given our digital roots and our innovative, easy-to-use platforms and financial products.
We also face competition in attracting and retaining qualified employees. Our ability to compete effectively in financial services will depend upon our ability to attract new employees, and retain and motivate our existing employees while efficiently managing compensation-related costs.
REGULATION
Our business is subject to regulation by U.S. federal and state regulatory agencies and various non-U.S. governmental agencies and certain self-regulatory organizations, such as central banks and securities exchanges, that have been charged with the protection of the financial markets and the protection of the interests of those participating in those markets. We have been, along with other large financial institutions, subject to a broad range of recently adopted rules and regulations and a climate of heightened regulatory scrutiny, particularly with respect to compliance with laws and regulations, including our controls and business processes. As our business and our balance sheet grow, we may become subject to additional regulations and heightened scrutiny by our regulators, as applicable to larger financial institutions. For example, certain regulations become applicable to financial institutions with average total consolidated assets of at least $50 billion for the four most recent consecutive quarters.

Our primary regulators in the U.S. include, among others, the SEC, the Financial Industry Regulatory Authority ("FINRA"), The NASDAQ Stock Market ("NASDAQ"), the Commodity Futures Trading Commission ("CFTC"), the National Futures Association ("NFA"), the FDIC, the Board of Governors of the Federal Reserve System ("Federal Reserve"), the Municipal Securities Rulemaking Board, the Office of the Comptroller of the Currency ("OCC") and the Consumer Financial Protection Bureau ("CFPB").
The Federal Reserve has primary jurisdiction for the supervision and regulation of savings and loan holding companies, including the Company. We are required to file periodic reports with the Federal Reserve and are subject to examination and supervision by it. The Federal Reserve has issued guidance aligning the supervisory and regulatory standards of savings and loan holding companies more closely with the standards applicable to bank holding companies on such matters as liquidity risk management, securitizations, operational risk management, internal controls and audit systems, business continuity and compensation and other employee benefits.
The Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank Act") was signed into law in July 2010. It requires various federal agencies to adopt a broad range of new rules and regulations. Although the majority of the required rules and regulations have now been finalized, many still remain in proposed form or have yet to be proposed and the substance and full impact of the Act may not fully be known for months or years.
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
Our regulators, including regulatory examiners, are increasingly focused on ensuring that our customer privacy, data protection and information security-related policies and practices are adequate to inform consumers of our data collection, use, sharing and/or security practices, to provide them with choices, if required, about how we use and share their information, and to safeguard their personal information. We maintain systems designed to comply with these privacy, data protection and information security requirements, including procedures designed to securely process, transmit and store confidential information and protect against unauthorized access to such information. For customer privacy and information security, under the rules of the Gramm-Leach-Bliley Act of 1999, our brokerage and banking entities are required to disclose their privacy policies and practices related to sharing customer information with affiliates and non-affiliates. These rules also give customers the ability to "opt out" of having non-public information disclosed to third parties or receiving marketing solicitations from affiliates and non-affiliates based on non-public information received from our brokerage and banking entities.
Brokerage Regulation
Our U.S. broker-dealers are registered with the SEC and are subject to regulation by the SEC and by self-regulatory organizations, such as FINRA and the securities exchanges of which each is a member, as well as various state regulators. In addition, E*TRADE Clearing and E*TRADE Securities are registered with the CFTC as a futures commission merchant and introducing broker, respectively, and are both members of the NFA. Such regulation covers various aspects of these businesses, including for example, client protection, net capital requirements, required books and records, safekeeping of funds and securities, trading, prohibited transactions, public offerings, margin lending, customer qualifications for margin and options transactions, registration of personnel and transactions with affiliates. Our international broker-dealers are regulated by their respective local regulators such as the Hong Kong Securities & Futures Commission.
The Dodd-Frank Act includes various provisions that affect the regulation of broker-dealers, futures commission merchants and introducing brokers. For example, the SEC is authorized to adopt a fiduciary duty standard applicable to broker-dealers when providing personalized securities investment advice to retail customers. To date, the SEC has not proposed any rulemaking under this authority.
The U.S. Department of Labor has proposed revisions to regulations under the Employee Retirement Income Security Act of 1974 that could subject broker-dealers to a fiduciary duty and prohibit specified transactions for a wider range of customer interactions. For the business activities affected, these developments may impact how we conduct business, decrease profitability and increase potential liabilities.
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
Each of our banking entities has deposits insured by the FDIC and pays quarterly assessments to the Deposit Insurance Fund ("DIF"), maintained by the FDIC, for this insurance coverage. On October 22, 2015, the FDIC released a notice of a proposed rulemaking to add a surcharge to the regular deposit insurance fund assessments of banks with $10 billion or more in assets, which would include E*TRADE Bank. If this rule were finalized as proposed, E*TRADE Bank would be subject to an additional surcharge applied to its assessment base, beginning sometime in 2016 and likely continuing through 2018. The comment period ended on January 5, 2016 and we continue to monitor the developments related to this proposed rulemaking.
Under the Home Owners’ Loan Act (“HOLA”), the OCC requires E*TRADE Bank to comply with the qualified thrift lender (“QTL”) test. Under the QTL test, E*TRADE Bank is required to maintain at least 65% of its “portfolio assets” in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities, credit card loans, student loans and small business loans) in at least nine months of the most recent 12-month period. E*TRADE Bank currently meets that test. A savings association that fails to meet the QTL test is subject to certain operating restrictions and may be required to convert to a national bank charter.
In addition, in certain circumstances each of our banking entities may be subject to restrictions on its ability to declare dividends or make capital distributions. A federal savings association, such as E*TRADE Bank, must file an application with the OCC if, among other things, the association would not be at least “adequately capitalized” following the distribution. Where no application is required, a federal savings association is still required to provide the OCC with notice of the proposed distribution. Federal savings associations such as E*TRADE Bank that are subsidiaries of savings and loan holding companies must also file an informational notice of a proposed dividend with the Federal Reserve. If the association is not otherwise required to file an application or notice with the OCC, it must provide the OCC with a copy of the notice at the same time that it is filed with the Federal Reserve.
Banking Regulatory Capital Requirements
Given the parent company's designation as a savings and loan holding company, the applicability and timing of adoption of certain banking regulations has varied for the parent company and E*TRADE Bank. The Dodd-Frank Act now requires all companies, including savings and loan holding companies, that directly or indirectly control an insured depository institution to serve as a source of strength for the institution and resulted in new banking regulatory capital requirements at the parent company, effective January 1, 2015. Previously, only E*TRADE Bank was subject to banking regulatory capital requirements.
In July 2013, the U.S. Federal banking agencies finalized a rule to implement Basel III in the U.S., which provides the framework for the calculation of a banking organization’s regulatory capital and risk-weighted assets. The rule became effective for us and for E*TRADE Bank on January 1, 2015, subject to a phase-in period for certain requirements over several years. The Basel III rule establishes Common Equity Tier 1 capital as a new tier of capital, raises the minimum thresholds for required capital, increases minimum required risk-based capital ratios, narrows the eligibility criteria for regulatory capital instruments, provides for new regulatory capital deductions and adjustments, and modifies methods for calculating risk-weighted assets (the denominator of risk-based capital ratios) by, among other things, strengthening counterparty credit risk capital requirements.
The Basel III final rule also introduces a capital conservation buffer that limits a banking organization’s ability to make capital distributions and discretionary bonus payments to executive officers if a banking organization fails to maintain a Common Equity Tier 1 capital conservation buffer of more than 2.5%, on a fully phased-in basis, of total risk-weighted assets above each of the following minimum risk-based capital ratio requirements: Common Equity Tier 1 (4.5%), Tier 1 (6.0%), and total risk-based capital (8.0%). This requirement was effective beginning on January 1, 2016, and will be fully phased-in by 2019. Certain new regulatory deductions and adjustments are subject to a phase-in period over a four year period, beginning at 40% in 2015 and fully implemented at 100% in 2018. We expect to remain compliant with the Basel III framework as it is phased-in.
Several elements of the final rule had a meaningful impact to us. The vast majority of our margin receivables now qualify for 0% risk-weighting and a larger portion of our deferred tax assets can be included in regulatory capital, both favorably impacting our current capital ratios. A portion of this benefit is offset by the phasing-out of our trust preferred securities ("TRUPs") from the parent company's capital. In addition, upon adoption, we made the one-time, permanent election to exclude accumulated other comprehensive income ("AOCI") from the calculation of Common Equity Tier 1 capital.
Prompt Corrective Action
The FDIC Improvement Act of 1991 requires the appropriate federal banking regulator to take "prompt corrective action" with respect to a depository institution if that institution does not meet certain capital adequacy standards. While these regulations apply only to banks, such as E*TRADE Bank, the Federal Reserve is authorized to take appropriate action against the parent savings and loan holding company, such as E*TRADE Financial Corporation, based on the undercapitalized status of any bank subsidiary. In certain instances, we would be required to guarantee the performance of a capital restoration plan if our bank subsidiary were undercapitalized.
Derivatives
Title VII of the Dodd-Frank Act subjects derivatives that we enter into for hedging, risk management and other purposes to a comprehensive regulatory regime. This regime requires central clearing and execution on designated markets or execution facilities for certain standardized derivatives and imposes or will impose margin, documentation, trade reporting and other new requirements. We are currently in compliance with these requirements as they apply to our activities, and they did not have a material impact on our operations.
Volcker Rule
In December 2013, the Federal Reserve, OCC, FDIC, SEC and CFTC issued final rules to implement section 619 of the Dodd-Frank Act (these rules collectively known as the "Volcker Rule"). The Volcker Rule imposes prohibitions and restrictions on the ability of banking entities and nonbank financial companies to engage in proprietary trading, and to have certain interests in, or relationships with, hedge funds or private equity funds. Banking entities were required to bring all of their activities and investments into conformance with the Volcker Rule by July 21, 2015, subject to certain extensions. In addition, the Volcker Rule requires banking entities to have comprehensive compliance programs reasonably designed to ensure and monitor compliance with the Volcker Rule. We are currently in compliance with all Volcker Rule requirements applicable to our operations.
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
Under these rules, E*TRADE Bank was required to conduct its first stress test using financial statement data as of September 30, 2013, and to submit the results prior to March 31, 2014. Beginning with its second annual stress test in 2015, E*TRADE Bank is now required to publish summary results of its annual stress test between June 15 and June 30 each year. Accordingly, in 2015, E*TRADE Bank submitted and we published on our website the results of E*TRADE Bank's second annual stress test, as required.
Under the final Federal Reserve regulations, the parent company will be required to: conduct its first annual stress test using financial statement data as of September 30, 2016, report the results of our first annual stress test to the Federal Reserve on or before March 31, 2017, and disclose a summary of our stress test results in June 2017.
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
Risks Relating to the Nature and Operation of Our Business
Turmoil in the global financial markets could reduce trading volumes and margin lending and increase our dependence on our more active customers who receive lower pricing, resulting in lower revenues.
Digital investing services to the retail customer, including trading, margin lending and sweep deposits, account for a significant portion of our revenues. Turmoil in the global financial markets could lead to changes in volume and price levels of securities transactions which may, in turn, result in lower trading volumes and margin lending. In particular, a decrease in trading activity within our lower activity accounts could impact revenues and increase dependence on more active trading customers who receive more favorable pricing based on their trade volume. A decrease in trading activity or securities prices would also typically be expected to result in a decrease in margin lending, which would reduce the revenue that we generate from interest charged on margin receivables and increase our credit risk because the value of the collateral could fall below the amount of indebtedness it secures.
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
At December 31, 2015, the principal balance of our one-to four-family loan portfolio was $2.5 billion and the allowance for loan losses for this portfolio was $40 million. At December 31, 2015, the principal balance of our home equity loan portfolio was $2.1 billion and the allowance for loan losses for this portfolio was $307 million. Although the provision for loan losses has declined in recent periods and we recognized a provision benefit for loan losses of $40 million during the year ended December 31, 2015, performance is subject to variability in any given quarter and we cannot state with certainty that the declining loan loss trend will continue. Due to the complexity and judgment required by management about the effect of matters that are inherently uncertain, there can be no assurance that our allowance for loan losses will be adequate. In the normal course of conducting examinations, our banking regulators, the OCC and Federal Reserve, continue to review our policies and procedures. This process is dynamic and ongoing and we cannot be certain that additional changes or actions to our policies and procedures will not result from their continuing review. We may be required under such circumstances to further increase the allowance for loan losses, which could have an adverse effect on our regulatory capital position and our results of operations in future periods.
Certain characteristics of our mortgage loan portfolio indicate an increased risk of loss. For example, at December 31, 2015:

•	approximately 14% and 34% of the one- to four-family and home equity loan portfolios, respectively, had a current loan-to-value ("LTV")/combined loan-to-value ("CLTV") of greater than 100%;

•	borrowers with current Fair Isaac Credit Organization ("FICO") scores less than 700 consisted of approximately 33% and 39% of the one- to four-family and home equity loan portfolios, respectively; and

•	approximately 39% and 50% of the one- to four-family and home equity loan portfolios, respectively, were not yet amortizing.
The foregoing factors are among the key items we track to predict and monitor credit risk in our mortgage portfolio, together with loan type, housing prices, loan vintage and geographic location of the underlying property. We believe the relative importance of these factors varies, depending upon economic conditions. Home equity loans have certain characteristics that result in higher risk than first lien, amortizing one- to four-family loans. For example, at December 31, 2015:

•	approximately 87% of the home equity loan portfolio are second lien loans on residential real estate properties;

•	we hold both the first and second lien positions in less than 1% of the home equity loan portfolio; and

•
the majority of home equity lines of credit convert to amortizing loans at the end of the draw period, which typically ranges from five to ten years, while approximately 4% of this portfolio will require the borrowers to repay the loan in full at the end of the draw period, commonly referred to as "balloon loans."

Second lien loans carry higher credit risk because the holder of the first lien mortgage has priority in right of payment. Therefore, downturns in real estate markets may result in the value of the collateral being insufficient to cover the second lien positions. In addition, in loans for which we do not hold the first lien positions, we are exposed to risk associated with the actions and inactions of the first lien holder. The average estimated current CLTV on our home equity loan portfolio was 90% as of December 31, 2015.
We monitor our borrowers by refreshing FICO scores and CLTV information on a quarterly basis. We do not have access to complete data on the first lien positions of second lien home equity loans. Actual loan defaults and delinquencies of amortizing home equity lines of credit that exceed our current expectations could negatively impact our financial performance.
We rely on third party service providers to perform certain key functions and any failure to perform those functions as a result of operational or technological failure, including cybersecurity attacks on our third party service providers could result in the interruption of our operations and systems and could result in significant costs and reputational damage to us.
We rely on third party service providers for certain technology, processing, servicing and support functions. These third party service providers are also susceptible to operational and technology vulnerabilities, which may impact our business. In addition, these third party service providers may rely on other parties (also referred to as “fourth parties” or sub-contractors) to provide services to us which also face similar risks. For example, external content providers provide us with financial information, market news, quotes, research reports and other fundamental data that we offer to clients. We do not directly service any of our loans and, as a result, we rely on third party vendors and servicers to provide information on our loan portfolio. These services cover payment information on home equity loans, including which borrowers are paying only the minimum amount due.
As part of our enterprise risk management program build-out, we have invested in our third party oversight capabilities which included enhanced processes to evaluate third party providers, designed to verify that the third party service providers can support the stability of our operations and systems. However, these efforts may be insufficient and we cannot assure you that we will not experience a failure as a result of a third party service provider. Any significant failures or security breaches by or of our third party service providers or their sub-contractors, including any actual or perceived cybersecurity attacks, security breaches, fraud, phishing attacks, acts of vandalism, information security breaches and computer viruses which could result in unauthorized access, misuse, loss or destruction of data, an interruption in service or other similar events could interrupt our business, cause us to incur losses, subject us to fines or litigation and harm our reputation. An interruption in or the cessation of service by any third party service provider and our inability to make alternative arrangements in a timely manner could have a material impact on our ability to offer certain products and services and cause us to incur losses. We cannot assure you that any of these third party service providers or their sub-contractors will be able to continue to provide their products and services in an efficient, cost effective manner, if at all, or that they will be able to adequately expand their services to meet our needs and those of our customers. We may incur significant additional costs to implement enhanced protective measures and technology, to investigate and remediate vulnerabilities or other exposures or to make required notifications.
We expect that our regulators will hold us responsible for any deficiencies in our oversight and control of our third party relationships and for the performance of such third parties. If there were deficiencies in the oversight and control of our third party relationships, and if our regulators held us responsible for those deficiencies, our business, reputation, and results of operations could be adversely affected.
We conduct all of our operations through subsidiaries and rely on dividends from our subsidiaries for a substantial amount of our cash flows.
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
In particular, a savings association that is part of a savings and loan holding company structure, such as E*TRADE Bank, must file a notice of a declaration of a dividend with the Federal Reserve at least 30 days before the proposed dividend declaration by the bank’s board of directors. OCC regulations set forth the circumstances under which a federal savings association is required to submit an application or notice before it may make a capital distribution. See Item 1. Business—Regulation for additional information.
As of December 31, 2015, much of our capital was invested in our banking subsidiary E*TRADE Bank. Subject to non-objection by the Federal Reserve, we plan to request ongoing quarterly dividends in the amount of E*TRADE Bank's net income from the previous quarter. The Federal Reserve may object to a proposed capital distribution if, among other things, E*TRADE Bank is, or as a result of such dividend or distribution would be, undercapitalized or it has safety and soundness concerns. We cannot be certain, however, that we will receive regulatory approval for such contemplated dividends at the requested levels or at all.
Under the OCC stress test regulations, E*TRADE Bank is required to conduct stress-testing using the prescribed stress-testing methodologies. The final OCC regulations require E*TRADE Bank to conduct its stress test using financial statement data as of September 30 of each year, and to submit the results prior to March 31 of the following year. Accordingly, E*TRADE Bank began conducting its first annual stress test using financial statement data as of September 30, 2013, and submitted the results prior to March 31, 2014. Beginning with its second annual stress test, E*TRADE Bank is now required to publish summary results of its annual stress test between June 15 and June 30 each year. In 2015, E*TRADE Bank submitted and published the results of its second annual stress test, as required. The OCC analyzes and provides feedback on the quality of E*TRADE Bank's stress test process and results. While there is no formal mechanism for the OCC to "pass" or "fail" E*TRADE Bank's stress test processes and results, it will likely consider these processes and results in evaluating proposed actions that may affect our bank's capital, including but not limited to redemption or repurchase of regulatory capital instruments, dividends and mergers and acquisitions. If the OCC were to object to any such proposed action, our business prospects, results of operations and financial condition could be adversely affected.

We operate in a highly competitive industry where many of our competitors have greater financial, technical, marketing and other resources.
The financial services industry is highly competitive, with multiple industry participants competing for the same customers. Many of our competitors have longer operating histories and greater resources than we have and offer a wider range of financial products and services. Other of our competitors offer a more narrow range of financial products and services and have not been as susceptible to the disruptions in the credit markets that have impacted us, and therefore have not suffered the losses we have. The impact of competitors with superior name recognition, greater market acceptance, larger customer bases or stronger capital positions could adversely affect our revenue growth and customer retention. Our competitors may also be able to respond more quickly to new or changing opportunities and demands and withstand changing market conditions better than we can. Competitors may conduct extensive promotional activities, offering better terms, lower prices and/or different products and services or combinations of products and services that could attract current and prospective E*TRADE customers and potentially result in intensified price competition within the industry. We may not be able to match the marketing efforts or prices of our competitors due to our financial position and cost structure. Some of our competitors may also benefit from established relationships among themselves or with third parties enhancing their products and services.
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
Our ability to compete successfully in the financial services industry depends on a number of factors, including, among other things:

•	maintaining and expanding our market position;

•	attracting and retaining customers;

•	providing easy to use and innovative financial products and services;

•	our reputation and the market perception of our brand and overall value;

•	maintaining competitive pricing;

•	competing in a concentrated competitive landscape;

•	the quality of our technology (including cybersecurity defenses), products and services;

•	deploying a secure and scalable technology and back office platform;

•	innovating effectively in launching new or enhanced products;

•	the differences in regulatory oversight regimes to which we and our competitors are subject;

•	attracting new employees and retaining our existing employees; and

•	general economic and industry trends.
Our competitive position within the industry could be adversely affected if we are unable to adequately address these factors, which could have a material adverse effect on our business and financial condition.
If we do not successfully participate in consolidation opportunities, we could be at a competitive disadvantage.
There has been significant consolidation in the financial services industry and this consolidation may continue in the future. If we fail to take advantage of viable consolidation opportunities, our competitors may be able to capitalize on those opportunities and take advantage of greater scale and cost efficiencies to our detriment.
We may seek to acquire businesses in the future, although the terms of our corporate debt, including the senior secured revolving credit facility, may impact our ability to do so. Our retention of customers’ assets may be impacted by our ability to successfully integrate the acquired operations, products (including pricing) and personnel. Diversion of management attention from other business concerns could have a negative impact on our business. If we are not successful in our integration efforts, we may experience significant attrition in the acquired accounts or experience other issues that would prevent us from achieving the level of revenue enhancements and cost savings that we expect with respect to an acquisition. Further, an acquisition may cause us to assume unknown material liabilities or become subject to litigation or regulatory proceedings. In addition, if a portion or all of the purchase price of an acquisition is paid through an issuance of our common stock, that issuance would be dilutive to our current stockholders. Acquisitions are typically subject to closing conditions, including regulatory approvals, and there can be no assurances that any acquisition will close on the expected terms or within the expected time frame, or at all. We may fail to realize the anticipated benefits of an acquisition which could have a material adverse effect on our business and results of operations.
We rely heavily on technology, which can be subject to interruption and instability due to operational and technological failures, both internal and external.
We rely on technology, particularly the Internet and mobile services, to conduct much of our business activity and allow our customers to conduct financial transactions. Our systems and operations, including our primary and disaster recovery data center operations, are vulnerable to disruptions from human error, natural disasters, power outages, computer and telecommunications failures, software bugs, computer viruses or other malicious software, distributed denial of service attacks, spam attacks, security breaches and other similar events. In addition, extraordinary trading volumes or site usage could cause our computer systems to operate at an unacceptably slow speed or even fail. Disruptions to, instability of or other failure to effectively maintain our information technology systems or external technology that allows our customers to use our products and services could harm our business and our reputation. Should our technology operations be disrupted, we may have to make significant investments to upgrade, repair or replace our technology infrastructure and may not be able to make such investments on a timely basis. While we have made significant investments designed to enhance the reliability and scalability of our operations, we cannot assure you that we will be able to maintain, expand and upgrade our systems and infrastructure to meet future requirements and mitigate future risks on a timely basis or that we will be able to retain skilled information technology employees. Disruptions in service and slower system response times could result in substantial losses, decreased client service and satisfaction, customer attrition and harm to our reputation. In addition, technology systems, including our own proprietary systems and the systems of third parties on whom we rely to conduct portions of our operations, are potentially vulnerable to security breaches and unauthorized usage. An actual or perceived breach of the security of our technology could harm our business and our reputation. Further, any actual or perceived breach or cybersecurity attack directed at other financial institutions or financial services companies, whether or not we are impacted, could lead to a general loss of customer confidence in the use of technology to conduct financial transactions, which could negatively impact us, including the market perception of the effectiveness of our security measures and technology infrastructure. The occurrence of any of these events may have a material adverse effect on our business or results of operations.
Further, because our business model relies heavily on our customers’ use of their own personal computers, mobile devices and the Internet, our business and reputation could be harmed by security breaches of our customers and third parties. Computer viruses and other attacks on our customers’ personal computer systems, home networks and mobile devices or against the third-party networks and systems of internet and mobile service providers could create losses for our customers even without any breach in the security of our systems, and could thereby harm our business and our reputation. As part of our E*TRADE Complete Protection Guarantee, we reimburse our customers for losses caused by a breach of security of our customers’ own personal systems. Such reimbursements may not be covered by applicable insurance and could have a material impact on our financial performance and results of operations.
Unauthorized disclosure of confidential customer information, whether through a breach of our computer systems or those of our customers or third parties, may subject us to significant liability and reputational harm.
As part of our business, we are required to collect, use and store customer, employee and third party personally identifiable information ("PII"). This may include, among other information, names, addresses, phone numbers, email addresses, contact preferences, tax identification numbers and account information. We maintain systems including procedures designed to securely process, transmit and store confidential information (including PII) and protect against unauthorized access to such information. We also require our third party service providers to have adequate security if they have access to PII. However, these risks have grown in recent years due to increased sophistication and activities of organized crime, hackers, terrorists and other external parties. For example, we, and other financial institutions, experienced a cyber-incident in 2013 which resulted in certain customer contact information being compromised and potentially accessed by unauthorized third parties. As of the date of this Annual

Report, we are unaware of any financial fraud or other misuse of customer data resulting from this incident.  We are cooperating with government agencies in connection with their investigation.
We have continued to invest in our technology infrastructure, including sophisticated security measures, but, despite these investments, we, our customers and our third party service providers may be vulnerable to additional security breaches, phishing attacks, acts of vandalism, information security breaches, computer viruses or other cybersecurity attacks which could result in unauthorized access, misuse, loss or destruction of data, an interruption in service or other similar events. In addition, because the methods and techniques employed by organized crime, hackers, terrorists and other external parties are increasingly sophisticated and often are not fully recognized or understood until after they have been launched, we may be unable to anticipate, detect or implement effective preventative measures against cybersecurity attacks, which could result in substantial exposure of either employee or customer PII. Any security breach, real or perceived, involving the misappropriation, loss or other unauthorized disclosure of PII, whether by us, our customers or our third party service providers, could severely damage our reputation, expose us to the risk of litigation and liability, disrupt our operations and have a materially adverse effect on our business. In addition, although we maintain insurance coverage that we believe is reasonable, prudent and adequate for the purpose of our business, it may be insufficient to protect us against all losses and costs stemming from security breaches, cyber-attacks and other types of unlawful activity, or any resulting disruptions from such events. Future legislation and regulatory action regarding cybersecurity or PII could result in increased costs and compliance efforts.
We may suffer losses due to credit risk associated with margin lending, securities loaned transactions or financial transactions with counterparties.
We permit certain customers to purchase securities on margin. A downturn in securities markets may impact the value of collateral held in connection with margin receivables and may reduce its value below the amount borrowed, potentially creating collections issues with our margin receivables. In addition, we frequently borrow securities from and lend securities to other broker-dealers. Under regulatory guidelines, when we borrow or lend securities, we must simultaneously disburse or receive cash deposits. A sharp change in security market values may result in losses if counterparties to the borrowing and lending transactions default on their obligations. We also engage in financial transactions with counterparties, including repurchase agreements, that expose us to credit losses in the event counterparties cannot meet their obligations. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management for additional information.
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
Our corporate debt may limit how we conduct our business.
We have $1 billion of corporate debt and have the capacity to incur $250 million in additional indebtedness under our senior secured revolving credit facility, subject to certain restrictive covenants. Our expected annual debt service interest payment is approximately $50 million. Our ratio of corporate debt to equity (expressed as a percentage) was 17% at December 31, 2015. The degree to which we are leveraged could have important consequences, including:

•	a substantial portion of our cash flow from operations is dedicated to the payment of principal and interest on our indebtedness, thereby reducing the funds available for other purposes;

•	our ability to obtain additional financing for working capital, capital expenditures, acquisitions and other corporate needs may be limited; and

•	our leverage may affect our ability to adjust rapidly to changing market conditions and make us more vulnerable in the event of a downturn in general economic conditions or our business.
In addition, a significant reduction in revenues could have a material adverse effect on our ability to meet our debt obligations. Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition, operating performance and our ability to receive dividend payments from our subsidiaries, which is subject to prevailing economic and competitive conditions, regulatory approval or notification and certain financial, business and other factors beyond our control. We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal and interest on our indebtedness.
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
We had net deferred tax assets of $1.0 billion at December 31, 2015. We did not establish a valuation allowance against our federal net deferred tax assets at December 31, 2015 as we believe that it is more likely than not that all of these assets will be realized. In evaluating the need for a valuation allowance, we estimated future taxable income based on management approved forecasts. This process required significant judgment by management about matters that are by nature uncertain. If future events differ significantly from our current forecasts, a valuation allowance may need to be established, which could have a material adverse effect on our results of operations and our financial condition. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Summary of Critical Accounting Policies and Estimates for additional information.
As a result of a registered offering of our common stock, an exchange of certain of our debt securities and related transactions in 2009, we believe that we experienced an "ownership change" for tax purposes that could cause us to permanently lose a significant portion of our U.S. federal and state deferred tax assets.
As a result of a registered offering of our common stock, an exchange of certain of our debt securities and related transactions in 2009, we believe that we experienced an "ownership change" as defined under Section 382 of the Internal Revenue Code of 1986, as amended ("Section 382") (which is generally a greater than 50 percentage point increase by certain "5% shareholders" over a rolling three year period). Section 382 imposes an annual limitation on the utilization of deferred tax assets, such as net operating loss carryforwards and other tax attributes, once an ownership change has occurred. Depending on the size of the annual limitation (which is in part a function of our market capitalization at the time of the ownership change) and the remaining carryforward period of the tax assets (U.S. federal net operating losses generally may be carried forward for a period of 20 years), we could realize a permanent loss of a portion of our U.S. federal and state deferred tax assets and certain built-in losses that have not been recognized for tax purposes. It is possible the tax ownership change will extend the period of time it will take to fully utilize our pre-ownership change net operating losses ("NOLs"); however, we believe it will not limit the total amount of pre-ownership change federal NOLs we can utilize. This is a complex analysis and requires us to make certain judgments in determining the annual limitation. As a result, it is possible that we could ultimately lose a portion of our deferred tax assets, which could have a material adverse effect on our results of operations and financial condition.

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
Similarly, E*TRADE Financial Corporation and ETB Holdings, Inc., as savings and loan holding companies, and E*TRADE Bank and E*TRADE Savings Bank, as federally chartered savings banks, are subject to extensive regulation, supervision and examination by the OCC and the Federal Reserve and, in the case of the savings banks, also the FDIC and CFPB. Such regulation covers all banking business, including lending practices, safeguarding deposits, capital structure, recordkeeping, transactions with affiliates and conduct and qualifications of personnel.
In providing services to clients, we manage, use and store sensitive customer data including PII. As a result, we are subject to numerous laws and regulations designed to protect this information, such as U.S. federal and state laws and foreign regulations governing the protection of PII. These laws have increased in complexity, change frequently and can conflict with one another.
While we have implemented policies and procedures designed to provide for compliance with all applicable laws and regulations, our regulators have broad discretion with respect to the enforcement of applicable laws and regulations and there can be no assurance that violations will not occur. Failure to comply with applicable laws and regulations and our policies could result in sanctions by regulatory agencies, litigation, civil penalties and harm to our reputation, which could have a material adverse effect on our business, financial condition and results of operations. Further, to the extent we undertake actions requiring regulatory approval or non-objection, our regulators may make their approval or non-objection subject to conditions or restrictions that could have a material adverse effect on our business, results of operations and financial condition. We also anticipate that regulators will continue to intensify their supervision through the exam process and increase their enforcement of regulations across the industry. The regulators' heightened expectations and intense supervision have and will continue to increase our costs and may limit our ability to pursue certain business opportunities.
As our business and our balance sheet grow, we may become subject to additional regulations and heightened scrutiny by our regulators, as applicable to larger financial institutions. These additional regulations may affect how we conduct our business through capital, client protection, market conduct or other requirements. In addition, our results of operations could be affected by regulations which impact the business and financial communities generally, including changes to the laws governing taxation, electronic commerce, customer privacy and security of customer data. If we fail to establish and enforce procedures to comply with applicable regulations, our failure could have a material adverse effect on our business.
Ongoing regulatory reform efforts may have a material impact on our operations. In addition, if we are unable to meet any new or ongoing requirements, we could face negative regulatory consequences, which could have a material adverse effect on our business.
In July 2010, the President signed into law the Dodd-Frank Act. This law contains various provisions designed to enhance financial stability and to reduce the likelihood of another financial crisis and significantly changed the bank regulatory structure for our Company and its thrift subsidiaries. Portions of the Dodd-Frank Act were effective immediately, but other portions were or will be effective following extended transition periods or through numerous rulemakings by multiple government agencies, some of which have not yet been completed. While there continues to be some uncertainty about the full impact of these changes, we do know that we are subject to a more complex regulatory framework and we will continue to incur costs to implement the new requirements as well as monitor for continued compliance.
The Federal Reserve has primary jurisdiction for the supervision and regulation of savings and loan holding companies, including the Company; and the OCC has primary supervision and regulation of federal savings associations, such as the Company’s two thrift subsidiaries. Although the Dodd-Frank Act maintained the federal thrift charter, it eliminated certain preemption, branching and other benefits of the charter and imposed new penalties for failure to comply with the QTL test. The Dodd-Frank Act also requires all companies, including savings and loan holding companies that directly or indirectly control an insured depository institution, to serve as a source of strength for the institution, including committing necessary capital and liquidity support.
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
For us, one of the most significant changes since the passage of Dodd-Frank has been that savings and loan holding companies such as our Company are now subject to the same capital and activity requirements as those applicable to bank holding companies. The phase-in of these capital requirements began January 1, 2015 and we will be required to comply with the fully phased-in capital standards beginning in 2019. We expect to meet the capital requirements applicable to thrift holding companies as they are phased in. However, it is possible that our regulators may impose additional, more stringent capital and other prudential standards, which could be applicable to us, prior to the end of the five year phase-in period. For example, both the OCC and the Federal Reserve have issued generally applicable final regulations that required E*TRADE Bank and will ultimately also require the parent company to conduct capital adequacy tests on their operations. Pursuant to those regulations, E*TRADE Bank disclosed a summary of these stress test results to the OCC in 2014 and 2015 and the Company will ultimately also be required to disclose a summary of its stress test results to the Federal Reserve on or before March 31, 2017.
In addition, the U.S. Department of Labor is pursuing regulations seeking to broaden the definition of who is an investment advice fiduciary and how such advice can be provided to account holders in retirement accounts such as 401(k) plans and IRAs. The final rule is expected to be issued later in 2016, and may have an adverse impact on our business.
New legislation, rule changes or changes in the interpretation or enforcement of existing laws, rules and regulations could increase our compliance costs and adversely affect our business and results of operations. For further information on how ongoing regulatory reform could affect us, see Item 1. Business—Regulation.
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
During 2012, we completed a review of order handling practices and pricing for order flow between E*TRADE Securities and G1 Execution Services, LLC. We implemented the changes to our practices and procedures that were recommended during the review. Banking regulators and federal securities regulators were regularly updated during the course of the review and may initiate investigations into the Company’s historical practices which could subject it to monetary penalties and cease-and-desist orders, which could also prompt claims by customers of E*TRADE Securities. Any of these actions could materially and adversely affect us. On July 11, 2013, FINRA notified E*TRADE Securities and G1 Execution Services, LLC that it is conducting an examination of both firms’ routing practices. We are cooperating fully with FINRA in this examination. Under the agreement governing the sale of G1 Execution Services, LLC to Susquehanna International Group, LLP, we remain responsible for any resulting actions taken against G1 Execution Services, LLC as a result of such investigation.

We are subject to litigation and regulatory investigations and may not always be successful in defending against such claims and proceedings.
The financial services industry faces substantial litigation and regulatory risks. We are subject to arbitration claims and lawsuits in the ordinary course of our business, as well as class actions and other significant litigation. We also are the subject of inquiries, investigations and proceedings by regulatory and other governmental agencies. Actions brought against us may result in settlements, awards, injunctions, fines, penalties and other results adverse to us. Predicting the outcome of such matters is inherently difficult, particularly where claims are brought on behalf of various classes of claimants or by a large number of claimants, when claimants seek substantial or unspecified damages or when investigations or legal proceedings are at an early stage. A substantial judgment, settlement, fine or penalty could be material to our operating results or cash flows for a particular period, depending on our results for that period, or could cause us significant reputational harm, which could harm our business prospects. In market downturns, the volume of legal claims and amount of damages sought in litigation and regulatory proceedings against financial services companies have historically increased. We are also subject to litigation claims from third parties alleging infringement of their intellectual property rights. Such litigation can require the expenditure of significant resources, regardless of whether the claims have merit. If we were found to have infringed a third-party patent or other intellectual property right, we could incur substantial liability and in some circumstances could be enjoined from using the relevant technology or providing related products and services, which could have a material adverse effect on our business and results of operations.
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
E*TRADE Bank must meet specific capital guidelines that involve quantitative measures of E*TRADE Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. In July 2013, the U.S. Federal banking agencies finalized a rule to implement Basel III in the U.S., which provides the framework for the calculation of a banking organization’s regulatory capital and risk-weighted assets. The Basel III framework establishes Common Equity Tier 1 capital as a new tier of capital, raises the minimum thresholds for required capital, increases minimum required risk-based capital ratios, narrows the eligibility criteria for regulatory capital instruments, provides for new regulatory capital deductions and adjustments, and modifies methods for calculating risk-weighted assets (the denominator of risk-based capital ratios) by, among other things, strengthening counterparty credit risk capital requirements. The Basel III final regulatory framework also introduces a capital conservation buffer that limits a banking organization’s ability to make capital distributions and discretionary bonus payments to executive officers if a banking organization fails to maintain a Common Equity Tier 1 capital conservation buffer of more than 2.5%, on a fully phased-in basis, of total risk-weighted assets above each of the following minimum risk-based capital ratio requirements: Common Equity Tier 1 (4.5%), Tier 1 (6.0%), and total risk-based capital (8.0%). This requirement became effective on January 1, 2016, and will be fully phased in by 2019.
The regulatory framework became effective for the Company and E*TRADE Bank on January 1, 2015. The fully phased-in Basel III capital standards will become effective January 1, 2019 for the Company and E*TRADE Bank.
Several elements of the Basel III final capital standards had a meaningful impact to us. The vast majority of margin receivables now qualify for 0% risk-weighting, and we include a larger portion of our deferred tax assets in regulatory capital, both having a favorable impact on our current capital ratios. A portion of this benefit will be offset as we phase out TRUPs from the parent company's regulatory capital. In addition, upon adoption, we made the one-time, permanent election to exclude AOCI from the calculation of Common Equity Tier 1 capital.
The Company’s and E*TRADE Bank’s capital amounts and classification are subject to qualitative judgments by the regulators about the strength of components of its capital, risk weightings of assets, off-balance sheet transactions and other factors. Any significant reduction in the Company’s or E*TRADE Bank’s regulatory capital could result in the Company or E*TRADE Bank being less than "well capitalized" or "adequately capitalized" under applicable capital standards. A failure of the Company or E*TRADE Bank to be "adequately capitalized" which is not cured within time periods specified in the indentures governing our senior secured revolving credit facility would constitute a default under our senior secured revolving credit facility and likely result in any outstanding balance on the senior secured revolving credit facility becoming immediately due and payable. In addition, if E*TRADE Bank or E*TRADE Savings Bank are less than “well capitalized” or “adequately capitalized” under applicable capital rules, the ability of E*TRADE Bank and E*TRADE Savings Bank to receive, renew or roll-over sweep deposits, which are regarded as broker deposits for purposes of the Federal Deposit Insurance Act, could be impacted. Sweep deposits are a significant source of liquidity for the savings banks, and if they were terminated by the FDIC, that could have a material negative effect on our business.
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
Under applicable law, our activities are restricted to those that are financial in nature and certain real estate-related activities. Although we believe all of our existing activities and investments are permissible, we are unable to pursue future activities that are not financial in nature or otherwise real-estate related. We are also limited in our ability to invest in other savings and loan holding companies. The Dodd-Frank Act also requires savings and loan holding companies like ours, as well as all of our thrift subsidiaries, to be both "well capitalized" and "well managed" in order for us to conduct certain financial activities, such as securities underwriting. We believe that we will be able to continue to engage in all of our current financial activities. However, if we and our thrift subsidiaries are unable to satisfy the "well capitalized" and "well managed" requirements, we could be subject to activity restrictions that could prevent us from engaging in certain activities as well as other negative regulatory actions.
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

Risks Relating to Owning Our Stock
Our business operations are restricted by the terms of our corporate debt.
Our senior secured revolving credit facility and the indentures governing our corporate debt contain various covenants and restrictions that place limitations on our ability and certain of our subsidiaries’ ability to, among other things:

•	incur additional indebtedness;

•	create liens;

•	pay dividends, make distributions or other payments;

•	repurchase or redeem capital stock;

•	make investments or other restricted payments;

•	merge, consolidate or transfer substantially all of our assets; and

•	enter into transactions with our shareholders or affiliates.
As a result of the covenants and restrictions contained in the documents governing our indebtedness, we are limited in how we conduct our business and we may be unable to raise additional debt or equity financing at all or on terms sufficient to compete effectively or to take advantage of new business opportunities. Some of the covenants and restrictions described above were lifted or modified in connection with the upgrade by rating agencies of our unsecured debt to “investment grade status” in 2015; however, some covenants and restrictions may be reapplied in the event our unsecured debt falls below "investment grade status" in the future.
The senior secured revolving credit facility contains certain financial covenants, including that we maintain a minimum interest coverage ratio (as defined in the senior secured revolving credit facility) of 3.0 to 1.0, a maximum total leverage ratio, a maximum asset quality ratio, certain capitalization requirements for the parent company and certain of its subsidiaries and at least $100 million in unrestricted cash at the parent company.
We could be forced to repay immediately any outstanding borrowings under the senior secured revolving credit facility and outstanding debt securities at their full principal amount if we were to breach these covenants and did not cure such breach within the cure periods (if any) specified in the respective indentures and senior secured revolving credit facility. Further, if we experience a change of control, as defined in the indentures or the senior secured revolving credit facility, we could be required to offer to purchase our debt securities at 101% of their principal amount or to repay all loans outstanding under the credit facility at their full principal amount plus any accrued interest or fees.
We cannot assure that we will be able to remain in compliance with these covenants in the future and, if we fail to comply, we cannot guarantee that we will be able to obtain waivers from the appropriate parties and/or amend the covenants. In addition, the terms of any future indebtedness could include more restrictive covenants than our current covenants. Failing to comply with these covenants could have a material adverse effect on our business and financial condition.
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
From January 1, 2012 through December 31, 2015, the price per share of our common stock ranged from a low of $7.08 to a high of $31.48. The market price of our common stock has been, and is likely to continue to be, highly volatile and subject to wide fluctuations. Among the factors that may affect our stock price are the following:

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
A summary of our significant locations at December 31, 2015 is shown in the following table. Square footage amounts are net of space that has been sublet or is part of a facility restructuring.

Location	Approximate Square Footage
Alpharetta, Georgia	260,000
Jersey City, New Jersey	109,000
Arlington, Virginia	102,000
Sandy, Utah	66,000
Menlo Park, California	63,000
New York, New York	52,000
All facilities are leased at December 31, 2015. All of our facilities are used by either our trading and investing or balance sheet management segments, in addition to the corporate/other category. All other leased facilities with space of less than 25,000 square feet are not listed by location. In addition to the significant facilities above, we also lease all 30 regional branches, ranging in space from approximately 2,500 to 8,000 square feet.
ITEM 3.    LEGAL PROCEEDINGS
Information in response to this item can be found under the heading "Legal Matters" in Note 19—Commitments, Contingencies and Other Regulatory Matters to Part II. Item 8. Financial Statements and Supplementary Data in this Annual Report and is incorporated by reference into this item.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the NASDAQ Stock Market under the ticker symbol ETFC.
Price Range of Common Stock
The following table shows the high and low intraday sale prices of our common stock as reported by the NASDAQ for the periods indicated:

	2015		2014
	High	Low	High	Low

First Quarter	$28.67	$21.01	$25.58	$18.86
Second Quarter	$31.48	$27.24	$23.87	$19.24
Third Quarter	$30.66	$22.66	$24.57	$20.13
Fourth Quarter	$30.98	$24.55	$24.58	$18.20
The closing sale price of our common stock as reported on the NASDAQ on February 19, 2016 was $22.49 per share. At that date, there were 738 holders of record of our common stock.
Dividends
We have never declared or paid cash dividends on our common stock and have no current plans to do so in the future. Our ability to pay dividends on our common stock may be restricted by the terms of our current or future indebtedness.
Share Repurchases
The table below shows the timing and impact of our share repurchases during the three months ended December 31, 2015 (dollars in millions, except per share amounts):

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of the Publicly Announced Plan(3)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan(3)
October 1, 2015 - October 31, 2015	1,194	$26.63	—	$—
November 1, 2015 - November 30, 2015	650,415	$30.26	650,000	$780.3
December 1, 2015 - December 31, 2015	1,014,526	$30.00	1,009,971	$750.0
Total	1,666,135	$30.10	1,659,971	$750.0

(1)	Includes 6,164 shares withheld to satisfy tax withholding obligations associated with restricted shares.

(2)	Excludes commission paid.

(3)
On November 19, 2015, the Company publicly announced that its Board of Directors had authorized the repurchase of up to $800 million of shares of the Company's common stock through March 31, 2017. The timing and exact amount of any common stock repurchases will depend on various factors, including market conditions and the Company’s capital position. The Company’s share repurchase program does not include specific price targets, may be executed through open market purchases or privately negotiated transactions, may utilize Rule 10b5-1 plans, and may be suspended or terminated at any time at the Company’s discretion.

Performance Graph
The following performance graph shows the cumulative total return to a holder of the Company’s common stock, assuming dividend reinvestment, compared with the cumulative total return, assuming dividend reinvestment, of the Standard & Poor ("S&P") 500 Index and the Dow Jones US Financials Index during the period from December 31, 2010 through December 31, 2015.

	12/10	12/11	12/12	12/13	12/14	12/15
E*TRADE Financial Corporation	100.00	49.75	55.94	122.75	151.59	185.25
S&P 500 Index	100.00	102.11	118.45	156.82	178.29	180.75
Dow Jones US Financials Index	100.00	87.16	110.56	148.39	170.04	170.19

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA
(Dollars in millions, shares in thousands, except per share amounts):

	Year Ended December 31,					Variance
	2015	2014	2013	2012	2011	2015 vs. 2014
Results of Operations:
Net operating interest income	$1,086	$1,074	$969	$1,076	$1,213	1%
Total net revenue	$1,428	$1,814	$1,723	$1,900	$2,037	(21)%
Provision (benefit) for loan losses	$(40)	$36	$143	$355	$441	(211)%
Net income (loss)	$268	$293	$86	$(113)	$157	(9)%
Basic net earnings (loss) per share	$0.92	$1.02	$0.30	$(0.39)	$0.59	(10)%
Diluted net earnings (loss) per share	$0.91	$1.00	$0.29	$(0.39)	$0.54	(9)%
Weighted average shares—basic	290,762	288,705	286,991	285,748	267,291	1%
Weighted average shares—diluted	295,011	294,103	292,589	285,748	289,822	—%
(Dollars in millions):

	December 31,					Variance
	2015	2014	2013	2012	2011	2015 vs. 2014
Financial Condition:
Available-for-sale securities	$12,589	$12,388	$13,592	$13,443	$15,651	2%
Held-to-maturity securities	$13,013	$12,248	$10,181	$9,540	$6,080	6%
Margin receivables	$7,398	$7,675	$6,353	$5,804	$4,826	(4)%
Loans receivable, net	$4,613	$5,979	$8,123	$10,099	$12,333	(23)%
Total assets	$45,427	$45,530	$46,280	$47,387	$47,940	—%
Deposits	$29,445	$24,890	$25,971	$28,393	$26,460	18%
Corporate debt
Interest-bearing	$989	$1,328	$1,726	$1,722	$1,451	(26)%
Non-interest-bearing	$8	$38	$42	$43	$43	(79)%
Shareholders’ equity	$5,799	$5,375	$4,856	$4,904	$4,928	8%
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
OVERVIEW
We are a financial services company that, through our subsidiaries, provides a full suite of online brokerage, investing and related banking solutions at a competitive price. We provide these services to customers primarily through our digital platforms and through our network of industry-licensed customer service representatives and financial consultants. We also operate a bank with the primary purpose of maximizing the value of deposits generated through our brokerage business.
Our net revenue is generated primarily from our brokerage and banking activities and the resulting net operating interest income, commissions and fees and service charges. Net operating interest income is largely impacted by the size of our balance sheet, our balance sheet mix, and average yields on our assets and liabilities. Net operating interest income is primarily driven from interest earned on the investment of deposits and customer payables into investment securities, real estate loans and margin receivables, less interest paid on interest-bearing liabilities, including deposits and customer payables as well as other borrowings. Commissions revenue is generated by customer trades and is largely impacted by trade volume (DARTs) and commission rates. Fees and service charges revenue is mainly impacted by order flow revenue and fee-generating customer assets. Our net revenue is offset by operating expenses, the largest being compensation and benefits, advertising and market development and professional services.
Key Factors Affecting Financial Performance
Our financial performance is affected by a number of factors outside of our control, including:

•	customer demand for financial products and services;

•	weakness or strength of the residential real estate and credit markets;

•	performance, volume and volatility of the equity and capital markets;

•	customer perception of the financial strength of our franchise;

•	market demand and liquidity in the secondary market for mortgage loans and securities;

•	the level and volatility of interest rates;

•	our ability to move capital to our parent company from our subsidiaries subject to regulatory approvals or notifications; and

•	changes to the rules and regulations governing the financial services industry.
In addition to the items noted above, our success in the future will depend upon, among other things, our ability to execute on our business strategy. Refer to Item 1. Business for more information.

Management monitors a number of metrics in evaluating the Company’s performance. The most significant of these are shown in the table and discussed in the text below:

	As of or For the Year Ended December 31,			Variance
	2015	2014	2013	2015 vs. 2014
Customer Activity Metrics:
Daily average revenue trades ("DARTs")	155,470	168,474	150,743	(8)%
Average commission per trade	$10.86	$10.81	$11.13	—%
Margin receivables (dollars in billions)	$7.4	$7.7	$6.4	(4)%
End of period brokerage accounts(1)	3,213,541	3,143,923	2,998,059	2%
Net new brokerage accounts(1)	69,618	145,864	94,868	(52)%
Brokerage account attrition rate(1)	9.7%	8.7%	8.8%	1%
Customer assets (dollars in billions)	$287.9	$290.3	$260.8	(1)%
Net new brokerage assets (dollars in billions)	$9.3	$10.9	$10.4	(15)%
Brokerage related cash (dollars in billions)	$41.7	$41.1	$39.7	1%
Company Metrics:
Corporate cash (dollars in millions)(2)	$447	$233	$415	92%
E*TRADE Financial Tier 1 leverage ratio(3)	9.0%	8.1%	6.7%	0.9%
E*TRADE Bank Tier 1 leverage ratio(3)(4)	9.7%	10.6%	9.5%	(0.9)%
Special mention loan delinquencies (dollars in millions)	$130	$155	$271	(16)%
Allowance for loan losses (dollars in millions)	$353	$404	$453	(13)%
Enterprise net interest spread	2.64%	2.55%	2.33%	0.09%
Enterprise interest-earning assets (average dollars in billions)	$40.8	$41.4	$40.9	(1)%
Total employees (period end)	3,421	3,221	3,009	6%

(1)
Net new brokerage accounts and end of period brokerage accounts were impacted by the closure of 23,150 accounts related to the shutdown of the Company's global trading platform and the closure of 3,484 accounts related to the escheatment of unclaimed property during the year ended December 31, 2015. Excluding the impact of these items, brokerage account attrition rate was 8.9% for the year ended December 31, 2015.

(2)	See Liquidity and Capital Resources for a reconciliation of this non-GAAP measure to the comparable GAAP measure.

(3)
Beginning in the first quarter of 2015, E*TRADE Financial and E*TRADE Bank calculate regulatory capital under the Basel III framework using the Standardized Approach, subject to transition provisions. Prior to the first quarter of 2015, the risk-based capital guidelines that applied to E*TRADE Bank were based upon the 1988 capital accords of the Basel Committee on Banking Supervision ("BCBS"), a committee of central banks and bank supervisors, as implemented by the U.S. Federal banking agencies, including the OCC, commonly known as Basel I. As a savings and loan holding company, E*TRADE Financial was not previously subject to specific statutory capital requirements. Therefore, E*TRADE Financial's Tier 1 leverage ratio at December 31, 2014 and December 31, 2013 were non-GAAP measures and were calculated based on the Federal Reserve’s well-capitalized requirements then applicable to bank holding companies. See Liquidity and Capital Resources for a reconciliation of this non-GAAP measure to the comparable GAAP measure.

(4)	E*TRADE Bank excludes E*TRADE Securities as of February 1, 2015 and E*TRADE Clearing as of July 1, 2015.
Customer Activity Metrics

•	DARTs are the predominant driver of commissions revenue from our customers.

•	Average commission per trade is an indicator of changes in our customer mix, product mix and/or product pricing.

•	Margin receivables represent credit extended to customers to finance their purchases of securities by borrowing against securities they own and are a key driver of net operating interest income.

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

•
Brokerage related cash is an indicator of the level of engagement with our brokerage customers and is a key driver of net operating interest income as well as fees and service charges revenue, which includes fees earned on customer assets held by third parties outside the Company.

Company Metrics

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
Significant Events
Authorized the repurchase of up to $800 million of shares of our common stock

•
In November 2015, we announced that our Board of Directors authorized the repurchase of up to $800 million of shares of our common stock through March 31, 2017. The timing and exact amount of any common stock repurchases will depend on various factors, including market conditions and our capital position. As of December 31, 2015, we have repurchased approximately 1.7 million shares of common stock at an average price of $30.10 for a total of approximately $50 million. As of February 19, 2016, we have subsequently repurchased an additional 9.4 million shares of common stock at an average price of $23.03. Under this publicly announced plan, we have repurchased a total of 11.1 million shares of common stock for a total of $268 million.

Received Regulatory Approval to Operate E*TRADE Bank at a 8.0% Tier 1 Leverage Ratio and Moved Broker-Dealers from under E*TRADE Bank

•	We received regulatory approval to operate E*TRADE Bank at a 8.0% Tier 1 leverage ratio beginning early 2016, a full year ahead of expectations, reflecting significant progress on our capital plan.

•
We received regulatory approval to move our broker-dealers, E*TRADE Securities and E*TRADE Clearing, out from under E*TRADE Bank. This new organizational structure provides increased capital flexibility as it enables us to dividend excess regulatory capital at our broker-dealers to the parent, subject to regulatory notification.

•
E*TRADE Securities was moved out from under E*TRADE Bank in February 2015. Subsequent to the move, E*TRADE Securities paid dividends to the parent company of $565 million during 2015 and $24 million in January 2016.

•
E*TRADE Clearing was moved out from under E*TRADE Bank in July 2015. Prior to this move, E*TRADE Bank contributed $150 million of capital to E*TRADE Clearing to enhance its capital and liquidity position. Based on E*TRADE Clearing’s current capital and liquidity position, E*TRADE Clearing paid a dividend to the parent company of $124 million in February 2016.

$281 Million in Dividends Issued from E*TRADE Bank to the Parent Company

•
We received approval from our regulators for $281 million in dividends from E*TRADE Bank to the parent company in 2015, totaling $756 million in quarterly dividends from E*TRADE Bank to the parent company since the third quarter of 2013 and is reflective of progress on our capital plan and our significantly improved financial position and regulatory standing.

New Sweep Deposit Platform

•
We implemented a new sweep deposit platform which allows us to more efficiently manage our balance sheet size. During 2015, we utilized this platform to direct a net total of $4.7 billion of customer assets held at third party institutions back onto our balance sheet.

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

E*TRADE Clearing Established a $345 Million Credit Facility

•
E*TRADE Clearing entered into a new $345 million senior unsecured revolving credit facility as an additional source of liquidity for its operations in June 2015, bringing its total external funding available to approximately $1 billion as of December 31, 2015.

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

Eliminated $340 Million of Corporate Debt and increased the Credit Facility at the Parent Company by $50 Million

•
In March 2015, we issued $460 million of 4 5/8% Senior Notes due 2023. We used the net proceeds together with $432 million of existing corporate cash to redeem $800 million of 6 3/8% Senior Notes due 2019, reducing our total corporate debt by $340 million to $1 billion and resulting in a $73 million loss on early extinguishment of debt. These transactions reduced our annual debt service costs from $80 million to $50 million and extended the maturity profile with no interest-bearing corporate debt maturing until 2022.

•	We increased our senior secured revolving credit facility by $50 million to $250 million in March 2015, enhancing liquidity at the parent company.
Enhancements to Our Trading and Investing Products and Services

•
We enhanced our digital storefront and core platforms, including revamped welcome, account overview, and retirement pages, and our tax center on our website, as well as introduced the TipRanks tool to our platform.

•	We made a number of upgrades on our active trader platform, E*TRADE Pro, including a new options analyzer, new margin analyzer, and new user orientation.

•
We launched several mobile enhancements, including the addition of conditional orders, multi-leg options and a new mutual fund trading experience on tablet. We also added several new technologies available on iOS, including home screen support, Apple Pay, and an Apple Watch app.

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

•	Equity Edge Online, our corporate stock plan administration and reporting platform, was rated #1 in Loyalty and Overall Satisfaction by Group Five for the fourth year in a row.
EARNINGS OVERVIEW
2015 Compared to 2014
We generated net income of $268 million, or $0.91 per diluted share, on total net revenue of $1.4 billion for the year ended December 31, 2015. During 2015, we terminated $4.4 billion of legacy wholesale funding obligations. We expect this action to significantly reduce our funding costs, thereby improving our ability to generate net income. In connection with this termination, we recorded a pre-tax charge of $413 million on our consolidated statement of income, including $43 million of losses on early extinguishment of debt, and $370 million of losses that were reclassified from accumulated comprehensive loss related to cash flow hedges and included in the gains (losses) on securities and other line item. Net operating interest income increased 1% to $1.1 billion for the year ended December 31, 2015 compared to the same period in 2014. Commissions, fees and service charges and other revenue decreased 3% to $673 million for the year ended December 31, 2015 compared to the same period in 2014. Provision (benefit) for loan losses was $(40) million for the year ended December 31, 2015 compared to $36 million for the same period in 2014. Total operating expenses increased 5% to $1.2 billion for the year ended December 31, 2015 compared to the same period in 2014.
The following sections describe in detail the changes in key operating factors and other changes and events that affected net revenue, provision (benefit) for loan losses, operating expense, other income (expense) and income tax expense (benefit).
Revenue
The components of revenue and the resulting variances are as follows (dollars in millions):

	Year Ended December 31,		Variance
			2015 vs. 2014
	2015	2014	Amount	%
Net operating interest income	$1,086	$1,074	$12	1%
Commissions	424	456	(32)	(7)%
Fees and service charges	210	200	10	5%
Principal transactions	—	10	(10)	(100)%
Gains (losses) on securities and other	(331)	36	(367)	*
Other revenues	39	38	1	3%
Total non-interest income (loss)	342	740	(398)	(54)%
Total net revenue	$1,428	$1,814	$(386)	(21)%

*	Percentage not meaningful.

Net Operating Interest Income
Net operating interest income increased 1% to $1.1 billion for the year ended December 31, 2015 compared to the same period in 2014. Net operating interest income is earned primarily through investing deposits and customer payables in assets including: available-for-sale securities, held-to-maturity securities, margin receivables and real estate loans.
The following table presents enterprise average balance sheet data and enterprise income and expense data for our operations, as well as the related net interest spread, yields and rates prepared on the basis required by the SEC’s Industry Guide 3, "Statistical Disclosure by Bank Holding Companies" (dollars in millions):

	Year Ended December 31,
	2015			2014			2013
	Average Balance	Operating Interest Inc./Exp.	Average Yield/ Cost	Average Balance	Operating Interest Inc./Exp.	Average Yield/ Cost	Average Balance	Operating Interest Inc./Exp.	Average Yield/ Cost
Enterprise interest-earning assets:
Loans(1)	$5,651	$230	4.06%	$7,298	$297	4.07%	$9,569	$395	4.12%
Available-for-sale securities	12,541	245	1.95%	12,761	289	2.26%	13,074	280	2.14%
Held-to-maturity securities	12,201	346	2.84%	11,288	328	2.90%	9,772	255	2.61%
Margin receivables	7,884	276	3.50%	7,446	264	3.55%	5,929	224	3.78%
Cash and equivalents	1,572	3	0.19%	1,279	2	0.15%	1,434	3	0.20%
Segregated cash	425	1	0.15%	736	1	0.10%	457	—	0.10%
Securities borrowed and other	527	115	21.90%	629	98	15.68%	657	51	7.76%
Total enterprise interest-earning assets	40,801	1,216	2.98%	41,437	1,279	3.08%	40,892	1,208	2.95%
Non-operating interest-earning and non-interest earning assets(2)	4,668			4,383			4,624
Total assets	$45,469			$45,820			$45,516
Enterprise interest-bearing liabilities:
Deposits:
Sweep deposits	$20,638	4	0.02%	$19,168	7	0.03%	$19,432	11	0.06%
Complete savings deposits	3,534	—	0.01%	4,009	1	0.01%	$4,582	1	0.01%
Other money market and savings deposits	807	—	0.01%	867	—	0.01%	$941	—	0.01%
Checking deposits	1,127	—	0.03%	1,069	—	0.03%	$1,007	—	0.03%
Time deposits	43	—	0.38%	58	—	0.55%	$81	1	1.11%
Customer payables	6,435	5	0.07%	6,417	8	0.13%	5,494	9	0.15%
Securities sold under agreements to repurchase(3)	2,490	69	2.76%	3,993	123	3.07%	4,466	148	3.32%
FHLB advances and other borrowings(3)	1,010	48	4.73%	1,288	65	5.05%	1,291	68	5.29%
Securities loaned and other	1,759	3	0.19%	1,518	—	0.03%	860	—	0.02%
Total enterprise interest-bearing liabilities	37,843	129	0.34%	38,387	204	0.53%	38,154	238	0.62%
Non-operating interest-bearing and non-interest bearing liabilities(4)	1,970			2,272			2,490
Total liabilities	39,813			40,659			40,644
Total shareholders’ equity	5,656			5,161			4,872
Total liabilities and shareholders’ equity	$45,469			$45,820			$45,516
Excess of enterprise interest-earning assets over enterprise interest-bearing liabilities/Enterprise net interest income/Spread(5)	$2,958	$1,087	2.64%	$3,050	$1,075	2.55%	$2,738	$970	2.33%

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

(3)	In September 2015, we terminated $4.4 billion of legacy wholesale funding obligations and recorded a pre-tax charge of $413 million on our consolidated statement of income.

(4)
Non-operating interest-bearing and non-interest bearing liabilities consist of corporate debt and other liabilities that do not generate operating interest expense. Some of these liabilities generate corporate interest expense.

(5)
Enterprise net interest spread represents the taxable equivalent rate earned on average enterprise interest-earning assets less the rate paid on average enterprise interest-bearing liabilities, excluding corporate interest-earning assets and liabilities. The taxable equivalent adjustment to reconcile to net operating interest income was $1 million for each of the years ended December 31, 2015, 2014 and 2013.

	Year Ended December 31,
	2015	2014	2013
Enterprise net interest:
Spread	2.64%	2.55%	2.33%
Margin (net yield on interest-earning assets)	2.66%	2.59%	2.37%
Ratio of enterprise interest-earning assets to enterprise interest-bearing liabilities	107.82%	107.95%	107.18%
Return on average:
Total assets	0.59%	0.64%	0.19%
Total shareholders’ equity	4.75%	5.69%	1.77%
Average total shareholders’ equity to average total assets	12.44%	11.26%	10.70%
Average enterprise interest-earning assets decreased 2% to $40.8 billion for the year ended December 31, 2015 compared to the same period in 2014. The fluctuation in enterprise interest-earning assets is driven primarily by changes in enterprise interest-bearing liabilities, specifically deposits and customer payables. The increase in funding from these two liabilities for the year ended December 31, 2015 was more than offset by the decrease in interest-earning assets mainly due to the sale of securities and cash used to terminate $4.4 billion of legacy wholesale funding obligations during the third quarter of 2015.
Average enterprise interest-bearing liabilities decreased 1% to $37.8 billion for the year ended December 31, 2015 compared to the same period in 2014. The decrease was primarily due to the termination of our legacy wholesale funding obligations during the third quarter of 2015, partially offset by increases in deposits.
As of December 31, 2015, $11.2 billion of our customers' assets were held at third party institutions. Approximately 60% of these off-balance sheet assets resulted from our deleveraging efforts completed in prior periods, with the remaining 40% primarily held in municipal funds and other customer assets held by third parties that we do not have the ability to bring back on our balance sheet. We estimate the impact of our deleveraging efforts on net operating interest income at December 31, 2015 to be approximately 135 basis points based on the estimated current re-investment rates on these assets, less approximately 7 basis points of cost associated with holding these assets on our balance sheet, primarily FDIC insurance premiums. We consider our deleveraging initiatives to be complete and we maintain the ability to transfer the majority of these customer assets to our balance sheet with notification to the third party institutions and customer consent, as appropriate. During 2015, we transferred a net total of $4.7 billion of customer assets held by third parties to our balance sheet and we intend to continue to do so until we reach our targeted consolidated balance sheet size during the second quarter of 2016. For additional information on customer assets held by third parties, see the Balance Sheet Overview—Deposits section.
Enterprise net interest spread increased by 9 basis points to 2.64% for the year ended December 31, 2015 compared to the same period in 2014. Enterprise net interest spread is driven by changes in average balances and average interest rates earned or paid on those balances. The increase was primarily due to lower borrowing costs resulting from the termination of $4.4 billion of legacy wholesale funding obligations during the third quarter of 2015. In addition, for the year ended December 31, 2015, revenue earned from our margin and securities lending activities increased. These increases were partially offset by the continued run-off of our legacy loan portfolio along with lower rates earned on investment securities. Enterprise net interest spread may further fluctuate based on the size and mix of the balance sheet, as well as the impact from the interest rate environment.
Commissions
Commissions revenue decreased 7% to $424 million for the year ended December 31, 2015 compared to the same period in 2014. The main factors that affect commissions revenue are DARTs, average commission per trade and the number of trading days.
DART volume decreased 8% to 155,470 for the year ended December 31, 2015 compared to the same period in 2014. Option-related DARTs as a percentage of total DARTs represented 23% of trading volume for year ended December 31, 2015, compared to 22% in 2014. DARTs via mobile applications as a percentage of total DARTs represented 15% of trading volume for the year ended December 31, 2015 compared to 11% for the same period in 2014.
Average commission per trade increased slightly to $10.86 for the year ended December 31, 2015 from $10.81 for the same period in 2014. Average commission per trade is impacted by customer mix and the different commission rates on various trade types (e.g. equities, options, fixed income, stock plan, exchange-traded funds, mutual funds, forex and cross border).
Fees and Service Charges
Fees and service charges increased 5% to $210 million for the year ended December 31, 2015 compared to the same period in 2014. The table below shows the components of fees and service charges and the resulting variances (dollars in millions):

	Year Ended December 31,		Variance
			2015 vs. 2014
	2015	2014	Amount	%
Order flow revenue	$85	$92	$(7)	(8)%
Mutual fund service fees	27	23	4	17%
Advisor management fees	27	23	4	17%
Foreign exchange revenue	15	16	(1)	(6)%
Reorganization fees	12	8	4	50%
Money market funds and sweep deposits revenue(1)	23	14	9	64%
Other fees and service charges	21	24	(3)	(13)%
Total fees and service charges	$210	$200	$10	5%

(1)
Includes revenue earned on average customer assets held by third parties outside the Company, including money market funds and sweep deposit accounts at unaffiliated financial institutions. Fees earned on these customer assets are based on the federal funds rate or LIBOR plus a negotiated spread or other contractual arrangement with the third party institutions.

The increase in fees and services charges for the year ended December 31, 2015, compared to the same period in 2014, was primarily driven by increased money market funds and sweep deposits revenue due to increased rates earned on sweep deposit accounts and on customer assets in money market funds held by third parties.
Principal Transactions
There was no principal transactions revenue for the year ended December 31, 2015, compared to $10 million for the same period in 2014. Principal transactions were derived from our market making business in which we acted as a market-maker for our brokerage customers’ orders as well as orders from third party customers. On February 10, 2014, we completed the sale of the market making business and no longer generate principal transactions revenue.

Gains (Losses) on Securities and Other
The table below shows the components of gains (losses) on securities and other and the resulting variances (dollars in millions):

	Year Ended December 31,		Variance
			2015 vs. 2014
	2015	2014	Amount	%
Reclassification of deferred losses on cash flow hedges	$(370)	$—	$(370)	*
Hedge ineffectiveness	(1)	(10)	9	*
Gains on available-for-sale securities, net	38	42	(4)	(10)%
Gains (losses) on loans, net	2	4	(2)	(50)%
Gains (losses) on securities and other	$(331)	$36	$(367)	*

*	Percentage not meaningful.
Gains (losses) on securities and other were $(331) million for the year ended December 31, 2015 compared to $36 million for the same period in 2014. The activity for the year ended December 31, 2015 included $370 million of losses reclassified from accumulated comprehensive loss related to cash flow hedges as a result of the termination of legacy wholesale funding obligations. The activity for the year ended December 31, 2014 included a gain of $7 million on the sale of one- to four-family loans modified as TDRs and a gain of $6 million recognized on the sale of our remaining available-for-sale non-agency CMOs.
Provision (Benefit) for Loan Losses
We recognized a benefit for loan losses of $40 million for the year ended December 31, 2015 compared to a provision of $36 million for the same period in 2014. The benefit for loan losses reflected a decrease in allowance for loan losses due to continued improvement in economic conditions, recoveries of previous charge-offs and loan portfolio run-off, offset by an increase in allowance due to enhancements to our modeling practices for the allowance for loan losses during the year ended December 31, 2015. For additional information on management's estimate of the allowance for loan losses, see Summary of Critical Accounting Policies and Estimates. The timing and magnitude of the provision (benefit) for loan losses is affected by many factors that could result in variability, particularly as mortgage loans reach the end of their interest-only period.

Operating Expense
The components of operating expense and the resulting variances are as follows (dollars in millions):

	Year Ended December 31,		Variance
			2015 vs. 2014
	2015	2014	Amount	%
Compensation and benefits	$466	$412	$54	13%
Advertising and market development	124	120	4	3%
Clearing and servicing	95	94	1	1%
FDIC insurance premiums	41	79	(38)	(48)%
Professional services	103	112	(9)	(8)%
Occupancy and equipment	88	79	9	11%
Communications	90	71	19	27%
Depreciation and amortization	81	78	3	4%
Amortization of other intangibles	20	22	(2)	(9)%
Restructuring and other exit activities	17	8	9	113%
Other operating expenses	82	70	12	17%
Total operating expense	$1,207	$1,145	$62	5%
Compensation and Benefits
Compensation and benefits increased 13% to $466 million for the year ended December 31, 2015 compared to the same periods in 2014. The increase was primarily due to increased salaries expense driven by an increase in headcount of 6% and increased incentive compensation, compared to the same period in 2014. Compensation and benefits also included $6 million of executive severance costs during the year ended December 31, 2015.
FDIC Insurance Premiums
FDIC insurance premiums decreased 48% to $41 million for the year ended December 31, 2015 compared to the same period in 2014. The decrease was primarily driven by reduced rate assessments due to continued improvement and quality of our balance sheet, improving capital ratios and overall risk profile, compared to the same periods in 2014.  These drivers and the resulting decrease in FDIC insurance premiums are indications of the important progress made on our capital plan.
Communications
Communications expense increased 27% to $90 million for the year ended December 31, 2015 compared to the same period in 2014. The increase was primarily driven by third party contract charges of $12 million recognized in 2015.
Restructuring and other exit activities
Restructuring and other exit activities expense increased 113% to $17 million for the year ended December 31, 2015 compared to the same period in 2014. This line item includes costs related to both department and business reorganizations, such as the shutdown of certain of our international operations. The increase was primarily driven by $6 million executive severance for an eliminated position during the year ended December 31, 2015. In addition, the prior period included a $4 million gain on the sale of the market making business, which was completed in February 2014.

Other Operating Expenses
Other operating expenses increased 17% to $82 million for the year ended December 31, 2015 compared to the same period in 2014. The increase during the year ended December 31, 2015 was primarily driven by a $9 million expense related to a third party contract amendment executed during 2015.
Other Income (Expense)
Other income (expense) was a net expense of $170 million and $181 million for the years ended December 31, 2015 and 2014, respectively, as shown in the following table (dollars in millions):

	Year Ended December 31,		Variance
			2015 vs. 2014
	2015	2014	Amount	%
Corporate interest expense	$(65)	$(113)	$48	(42)%
Losses on early extinguishment of debt	(112)	(71)	(41)	58%
Other	7	3	4	133%
Total other income (expense)	$(170)	$(181)	$11	(6)%
Corporate interest expense was $65 million for year ended December 31, 2015 compared to $113 million for the same period in 2014. The decrease in corporate interest expense was driven by corporate debt refinances and corporate debt reductions which have reduced our annual debt service cost. See Note 13—Corporate Debt in Item 8. Financial Statements and Supplementary Data for additional information on the debt refinance transactions executed during the periods presented.
Losses on early extinguishment of debt was $112 million for the year ended December 31, 2015. This amount includes a loss of $43 million resulting from our termination of $4.4 billion of legacy wholesale funding obligations during 2015, offset by a $4 million net gain resulting from the redemption of $19 million of TRUPs during 2015. In addition, during the years ended December 31, 2015 and 2014, we recorded losses on early extinguishment of debt of $73 million and $59 million, respectively, as a result of the corporate debt refinance transactions referenced above. During the year ended December 31, 2014, we also recorded a $12 million loss on early extinguishment of debt as a result of the early extinguishment of $100 million in repurchase agreements.
Income Tax Expense (Benefit)
Income tax expense (benefit) was $(177) million and $159 million for the year ended December 31, 2015 and December 31, 2014, respectively. The effective tax rate was (195)% for the year ended December 31, 2015, compared to 35% in 2014.
During 2015, we settled the IRS examination of our 2007, 2009 and 2010 federal tax returns resulting in the recognition of a $220 million income tax benefit. The income tax benefit resulted from the release of related reserves for uncertain tax positions, the majority of which increased our deferred tax assets. See Balance Sheet Overview for further discussion on deferred tax assets at December 31, 2015. During 2009, we incurred a loss on the exchange of $1.7 billion interest-bearing corporate debt for non-interest-bearing convertible debentures. The uncertain tax positions were primarily related to whether certain components of that loss were considered deductible or non-deductible for tax purposes. Excluding the impact of the settled IRS examination, the effective tax rate would have been 47% for the year ended December 31, 2015, respectively, calculated in the following table (dollars in millions):

	Twelve Months Ended December 31, 2015
	Pre-tax Income	Tax Expense (Benefit)	Tax Rate
Income taxes and tax rate before impact of settled IRS examination(1)	$91	$43	47%
Impact of settled IRS examination	—	(220)	(242)%
Income taxes and tax rate as reported	$91	$(177)	(195)%

(1)
Income taxes and tax rate before impact of settled IRS examination includes the impact of non-deductible items. See Note 14—Income Taxes in Item 8. Financial Statements and Supplementary Data for additional information on the effective tax rate reconciliation.

Valuation Allowance
Our net deferred tax asset was $1.0 billion and $951 million at December 31, 2015 and 2014, respectively. As of December 31, 2015, we did not establish a valuation allowance against our federal deferred tax assets as we believe that it is more likely than not that all of these assets will be realized. Certain of the deferred tax assets result from net operating losses that are subject to Section 382 annual use limitations. We expect these deferred tax assets subject to limitations to be fully utilized before expiration and therefore, no valuation allowance against these assets has been established. We expect to utilize the majority of the existing federal deferred tax assets within the next three years.
We maintain a valuation allowance for certain of our state deferred tax assets as we have concluded that it is more likely than not that they will not be realized. At December 31, 2015, we had total state deferred tax assets, net of federal benefit, of approximately $177 million related to our state net operating loss carryforwards and temporary differences with a valuation allowance of $65 million against such deferred tax assets.
2014 Compared to 2013
We generated net income of $293 million, or $1.00 per diluted share, on total net revenue of $1.8 billion for the year ended December 31, 2014. Net operating interest income increased 11% to $1.1 billion for the year ended December 31, 2014 compared to 2013, which was driven primarily by the size and mix of the balance sheet as well as an increase in net interest spread. Commissions, fees and service charges and other revenue increased 11% to $694 million for the year ended December 31, 2014, compared to 2013, which was driven primarily by increased order flow revenue and advisor management fees, in addition to increased trading activity. The increases were partially offset by a decrease in principal transactions following our exit of the market making business, and a decrease in gains (losses) on securities and other for the year ended December 31, 2014 when compared to 2013.
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
Revenue
The components of revenue and the resulting variances are as follows (dollars in millions):

	Year Ended December 31,		Variance
			2014 vs. 2013
	2014	2013	Amount	%
Net operating interest income	$1,074	$969	$105	11%
Commissions	456	420	36	9%
Fees and service charges	200	168	32	19%
Principal transactions	10	73	(63)	(86)%
Gains (losses) on securities and other	36	61	(25)	(41)%
Net impairment	—	(3)	3	*
Other revenues	38	35	3	9%
Total non-interest income	740	754	(14)	(2)%
Total net revenue	$1,814	$1,723	$91	5%

*	Percentage not meaningful.

Net Operating Interest Income
Net operating interest income increased 11% to $1.1 billion for the year ended December 31, 2014 compared to 2013. Net operating interest income is earned primarily through investing deposits and customer payables in assets including: available-for-sale securities, held-to-maturity securities, margin receivables and real estate loans.
The fluctuation in enterprise interest-earning assets was driven primarily by changes in enterprise interest-bearing liabilities, specifically deposits and customer payables. Average enterprise interest-earning assets increased 1% to $41.4 billion for the year ended December 31, 2014, compared to 2013. The increase in average enterprise interest-earning assets was primarily a result of increases in average held-to-maturity securities and margin receivables, which were partially offset by a decrease in average loans compared to 2013.
Average enterprise interest-bearing liabilities increased 1% to $38.4 billion for the year ended December 31, 2014, compared to 2013. The increase in average enterprise interest-bearing liabilities was primarily due to increases in average customer payables and securities loaned and other, partially offset by decreases in average deposits and securities sold under agreements to repurchase.
As part of our strategy to strengthen our overall financial and franchise position, we focused on improving our capital ratios by reducing risk and deleveraging the balance sheet. Our deleveraging strategy included transferring customer deposits to third party institutions. At December 31, 2014, $15.5 billion of our customers' assets were held at third party institutions, including third party banks and money market funds. Approximately 72% of these off-balance sheet assets resulted from our deleveraging efforts. We estimate the impact of our deleveraging efforts on net operating interest income at December 31, 2014 to be approximately 125 basis points based on the estimated current re-investment rates on these assets, less approximately 28 basis points of cost associated with holding these assets on our balance sheet, primarily FDIC insurance premiums.
Enterprise net interest spread increased 22 basis points to 2.55% for the year ended December 31, 2014 compared to 2013. The increase in enterprise net interest spread was driven by changes in average balances and average interest rates earned or paid on those balances. During the year ended December 31, 2014, the increase in enterprise net interest spread was driven primarily by the growth in margin receivables and increased revenue earned from our securities lending activities, along with lower wholesale borrowing costs due to a decrease in securities sold under agreements to repurchase. These increases were partially offset by the continued run-off in loans and lower rates earned on margin receivables.
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

Fees and Service Charges
Fees and service charges increased 19% to $200 million for the year ended December 31, 2014 compared to 2013. The table below shows the components of fees and service charges and the resulting variances (dollars in millions):

	Year Ended December 31,		Variance
			2014 vs. 2013
	2014	2013	Amount	%
Order flow revenue	$92	$72	$20	28%
Mutual fund service fees	23	21	2	10%
Advisor management fees	23	14	9	64%
Foreign exchange revenue	16	15	1	7%
Reorganization fees	8	9	(1)	(11)%
Money market funds and sweep deposits revenue(1)	14	13	1	8%
Other fees and service charges	24	24	—	0%
Total fees and service charges	$200	$168	$32	19%

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
Gains (Losses) on Securities and Other
The table below shows the components of gains (losses) on securities and other and the resulting variances (dollars in millions):

	Year Ended December 31,		Variance
			2014 vs. 2013
	2014	2013	Amount	%
Gains (losses) on loans, net	$4	$(1)	$5	*
Gains on available-for-sale securities, net	42	61	(19)	(31)%
Hedge ineffectiveness	(10)	1	(11)	*
Gains on securities, net	32	62	(30)	(48)%
Gains (losses) on securities and other	$36	$61	$(25)	(41)%

*	Percentage not meaningful.

Gains on securities and other decreased 41% to $36 million for the year ended December 31, 2014 compared to 2013. The activity for the year ended December 31, 2014 included a $7 million gain recognized on the sale of one- to four-family loans modified as TDRs and a $6 million gain recognized on the sale of our remaining available-for-sale non-agency CMOs.
Provision (Benefit) for Loan Losses
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
Restructuring and Other Exit Activities
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
Other Income (Expense)
Other income (expense) increased 65% to $181 million for the twelve months ended December 31, 2014 compared to the same period in 2013, as shown in the following table (dollars in millions):

	Year Ended December 31,		Variance
			2014 vs. 2013
	2014	2013	Amount	%
Corporate interest expense	$(113)	$(114)	$1	(1)%
Losses on early extinguishment of debt	(71)	—	(71)	*
Equity in income of investments and other	3	4	(1)	(25)%
Total other income (expense)	$(181)	$(110)	$(71)	65%

*	Percentage not meaningful.

Total other income (expense) primarily consisted of corporate interest expense of $113 million for year ended December 31, 2014, compared to $114 million in 2013. In addition, during the year ended December 31, 2014, we recognized $12 million of losses on early extinguishment of debt as a result of the early extinguishment of $100 million in repurchase agreements, and $59 million of losses on early extinguishment of debt as a result of the redemption of all of the outstanding 6 3/4% Senior Notes due 2016 and 6% Senior Notes due 2017, a total of $940 million in aggregate principal amount.
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
Valuation Allowance
Our net deferred tax asset was $951 million and $1.2 billion at December 31, 2014 and 2013, respectively. We are required to establish a valuation allowance for deferred tax assets and record a corresponding increase to income tax expense if it is determined, based on evaluation of available evidence at the time the determination is made, that it is more likely than not that some or all of the deferred tax assets will not be realized. If we were to conclude that a valuation allowance was required, the resulting loss could have a material adverse effect on our financial condition and results of operations. As of December 31, 2014, we did not establish a valuation allowance against our federal deferred tax assets as we believe that it is more likely than not that all of these assets will be realized.
We maintain a valuation allowance for certain of our state deferred tax assets as we have concluded that it is more likely than not that they will not be realized. At December 31, 2014, we had total state deferred tax assets, net of federal benefit, of approximately $143 million related to our state net operating loss carryforwards and temporary differences with a valuation allowance of $48 million against such deferred tax assets.

SEGMENT RESULTS REVIEW
We report operating results in two segments: 1) trading and investing; and 2) balance sheet management. Trading and investing includes retail brokerage products and services; investor-focused banking products; and corporate services. Balance sheet management includes the management of asset allocation; loans previously originated by the Company or purchased from third parties; deposits and customer payables; and credit, liquidity and interest rate risk for the Company as described in Risk Management. Costs associated with certain functions that are centrally-managed are separately reported in a corporate/other category. For more information on our segments, see Note 20—Segment Information in Item 8. Financial Statements and Supplementary Data.
Trading and Investing
The following table summarizes trading and investing financial information and key customer activity metrics as of and for the years ended December 31, 2015, 2014 and 2013 (dollars in millions, except for key metrics):

	Year Ended December 31,			Variance
				2015 vs. 2014
	2015	2014	2013	Amount	%
Net operating interest income	$702	$618	$527	$84	14%
Commissions	424	456	420	(32)	(7)%
Fees and service charges	209	199	166	10	5%
Principal transactions	—	10	73	(10)	(100)%
Other revenues	34	32	31	2	6%
Total net revenue	1,369	1,315	1,217	54	4%
Total operating expense	827	766	883	61	8%
Trading and investing income	$542	$549	$334	$(7)	(1)%

Key Customer Activity Metrics:
DARTs	155,470	168,474	150,743	(13,004)	(8)%
Average commission per trade	$10.86	$10.81	$11.13	$0.05	—%
Margin receivables (dollars in billions)	$7.4	$7.7	$6.4	$(0.3)	(4)%
End of period brokerage accounts(1)	3,213,541	3,143,923	2,998,059	69,618	2%
Net new brokerage accounts(1)	69,618	145,864	94,868	(76,246)	(52)%
Brokerage account attrition rate(1)	9.7%	8.7%	8.8%	1%	*
Customer assets (dollars in billions)	$287.9	$290.3	$260.8	$(2.4)	(1)%
Net new brokerage assets (dollars in billions)	$9.3	$10.9	$10.4	$(1.6)	(15)%
Brokerage related cash (dollars in billions)	$41.7	$41.1	$39.7	$0.6	1%

*	Percentage not meaningful.

(1)
Net new brokerage accounts and end of period brokerage accounts were impacted by the closure of 23,150 accounts related to the shutdown of the Company's global trading platform and the closure of 3,484 accounts related to the escheatment of unclaimed property during the year ended December 31, 2015. Excluding the impact of these items, brokerage account attrition rate was 8.9% for the year ended December 31, 2015.

The trading and investing segment offers products and services to individual retail investors, generating revenue from these customer relationships and from corporate services activities. This segment currently generates four main sources of revenue: net operating interest income; commissions; fees and service charges; and other revenues. Net operating interest income is generated primarily from margin receivables and from a deposit transfer pricing arrangement with the balance sheet management segment. The balance sheet management segment utilizes deposits and customer payables and compensates the trading and investing segment via a market-based transfer pricing arrangement. This compensation is reflected in segment results as operating interest income for the trading and investing segment and operating interest expense for the balance sheet management segment, and is eliminated in consolidation. Other revenues include results from providing software and services for managing equity compensation plans from corporate customers, as we ultimately service retail investors through these corporate relationships. For the years ended December 31, 2015 and 2014, our brokerage products contributed 78% and 80%, respectively, and our banking products contributed 22% and 20%, respectively, of total trading and investing net revenue.
2015 Compared to 2014
Trading and investing income decreased 1% to $542 million for the year ended December 31, 2015, compared to the same period in 2014, primarily driven by increased operating expense and decreased commission revenue, partially offset by increased net operating interest income.
Trading and investing net operating interest income increased 14% to $702 million for the year ended December 31, 2015, respectively, compared to the same period in 2014. The increase for the year ended December 31, 2015 was driven by increased interest income of $54 million from the deposit transfer pricing arrangement with the balance sheet management segment mainly due to an increase in the rate caused by a reduction in offsetting FDIC insurance expense, a $12 million increase in income from margin loans due to higher margin receivables during the period and an increase of $17 million due to higher yields on securities lending activities.
Trading and investing commissions revenue decreased 7% to $424 million for the year ended December 31, 2015, respectively, compared to the same period in 2014. Commissions revenue during the year ended December 31, 2015 decreased mainly driven by a decrease in DARTs of 8%, slightly offset by an increase in average commission per trade, when compared to the same period in 2014.
Trading and investing fees and service charges increased 5% to $209 million for the year ended December 31, 2015, compared to the same period in 2014. The increase in fees and services charges was driven primarily by increased money market funds and sweep deposits revenue of $9 million due to increased rates earned on sweep deposits accounts and on customer assets in money market funds held by third parties.
There was no principal transactions revenue for the year ended December 31, 2015, compared to $10 million for the same period in 2014. Principal transactions were derived from our market making business in which we acted as a market-maker for our brokerage customers’ orders as well as orders from third party customers. During 2014, we completed the sale of the market making business and no longer generate principal transactions revenue.
Trading and investing operating expense increased 8% to $827 million for the year ended December 31, 2015 compared to the same period in 2014. The increase was primarily driven by an increase of $25 million in compensation and benefits expenses, driven by higher headcount and increased incentive compensation, an increase of $18 million in communications expense and an increase of $10 million in occupancy costs, partially offset by a decrease of $11 million in fees paid for professional services, compared to the same period in 2014. In addition, the increase was also driven by a $9 million expense related to a third party contract amendment during 2015.
As of December 31, 2015, we had approximately 3.2 million brokerage accounts, 1.4 million stock plan accounts and 0.3 million banking accounts, which was a slight increase from 3.1 million brokerage accounts, 1.3 million stock plan accounts and 0.4 million banking accounts at December 31, 2014.
2014 Compared to 2013
Trading and investing income increased 64% to $549 million for the year ended December 31, 2014 compared to 2013. We continued to generate net new brokerage accounts, ending the fourth quarter of 2014 with 3.1 million accounts. Brokerage related cash, which is one of our most profitable sources of funding, increased by $1.4 billion to $41.1 billion when compared to 2013.
Trading and investing net operating interest income increased 17% to $618 million for the year ended December 31, 2014 driven primarily by the growth in margin receivables coupled with higher yields on securities lending activities when compared to 2013.
Trading and investing commissions revenue increased 9% to $456 million for the year ended December 31, 2014 compared to 2013. The increase was primarily due to an increase in DARTs of 12% to 168,474 for the year ended December 31, 2014, partially offset by a decrease in average commission per trade of 3% to $10.81, compared to 2013.
Trading and investing fees and service charges increased 20% to $199 million for the year ended December 31, 2014 compared to 2013. The increase in fees and services charges was driven primarily by increased order flow revenue as a result of increased trading volumes and as E*TRADE Securities began routing all of its order flow to third parties following the sale of G1 Execution Services, LLC which was completed on February 10, 2014. In addition, advisor management fees increased driven by assets in managed accounts within our retirement, investing and savings products, which were $3.1 billion at December 31, 2014, compared to $2.4 billion at December 31, 2013.
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
Balance Sheet Management
The following table summarizes balance sheet management financial information and key financial metrics as of and for the year ended December 31, 2015, 2014 and 2013 (dollars in millions):

	Year Ended December 31,			Variance
				2015 vs. 2014
	2015	2014	2013	Amount	%
Net operating interest income	$383	$455	$442	$(72)	(16)%
Fees and service charges	1	1	2	—	—%
Gains (losses) on securities and other	(331)	36	61	(367)	*
Net impairment	—	—	(3)	—	*
Other revenues	5	6	4	(1)	(17)%
Total net revenue	58	498	506	(440)	(88)%
Provision (benefit) for loan losses	(40)	36	143	(76)	(211)%
Total operating expense	105	148	179	(43)	(29)%
Balance sheet management income (loss)	$(7)	$314	$184	$(321)	*
Key Financial Metrics:
Special mention loan delinquencies	$130	$155	$271	$(25)	(16)%
Allowance for loan losses	$353	$404	$453	$(51)	(13)%

*	Percentage not meaningful.
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

2015 Compared to 2014
The balance sheet management segment income (loss) was $(7) million for the year ended December 31, 2015 compared to $314 million for the same period in 2014. The segment loss during the year ended December 31, 2015 was primarily driven by the termination of $4.4 billion of legacy wholesale funding obligations during the year.
The balance sheet management net operating interest income decreased 16% to $383 million for the year ended December 31, 2015, compared to the same period in 2014. The decrease was driven by a decrease of $68 million in the interest earned on the loan portfolio as a result of lower average loan balances due to loan portfolio run-off, a decrease of $44 million as a result of lower interest earned on the available-for-sale securities portfolio due to lower yields and an increase of $54 million in interest expense from the deposit transfer pricing arrangement with the trading and investing segment, partially offset by an increase of $18 million driven by higher interest earned on the held-to-maturity portfolio due to the growth in average balances as well as a decrease in interest expense of $74 million due to the termination of $4.4 billion of legacy wholesale funding obligations during 2015.
Gains (losses) on securities and other were $(331) million for the year ended December 31, 2015 compared to $36 million for the same period in 2014. Gains (losses) on securities and other for the year ended December 31, 2015 included the reclassification of $370 million of losses on cash flow hedges from accumulated comprehensive loss into earnings as a result of the termination of legacy wholesale funding obligations during 2015. Gains (losses) on securities and other for the year ended December 31, 2014 included a gain of $7 million on the sale of one- to four-family loans modified as TDRs and a gain of $6 million recognized on the sale of our remaining available-for-sale non-agency CMOs.
We recognized a benefit for loan losses of $40 million for the year ended December 31, 2015 compared to a provision of $36 million for the same period in 2014. The benefit for loan losses reflected a decrease in allowance for loan losses due to continued improvement in economic conditions, recoveries of previous charge-offs and loan portfolio run-off, offset by an increase in allowance due to enhancements to our modeling practices for the allowance for loan losses during the year ended December 31, 2015. For additional information on management's estimate of the allowance for loan losses, refer to Summary of Critical Accounting Policies and Estimates. The timing and magnitude of the provision (benefit) for loan losses is affected by many factors that could result in variability, particularly as mortgage loans reach the end of their interest-only period.
Total balance sheet management operating expense decreased 29% to $105 million for the year ended December 31, 2015, compared to the same period in 2014. The decrease in operating expense resulted primarily from lower FDIC insurance premiums and reduced servicing expenses due to lower loan balances compared to the same period in 2014.
2014 Compared to 2013
The balance sheet management segment income increased 71% to $314 million for the year ended December 31, 2014 compared to 2013. The increase in balance sheet management income was primarily due to a decrease in provision (benefit) for loan losses of 75% to $36 million for the year ended December 31, 2014 compared to 2013.
The balance sheet management net operating interest income increased 3% to $455 million for the year ended December 31, 2014 compared to 2013. The increase for the year ended December 31, 2014 was driven by the growth in average balances and increased yields of our securities portfolio, which was partially offset by the decrease in the interest earned on the loan portfolio.
Gains (losses) on securities and other decreased 41% to $36 million for the year ended December 31, 2014 compared to 2013. Gains (losses) on securities and other for the year ended December 31, 2014 included a $7 million gain on the sale of one- to four-family loans modified as TDRs and a $6 million gain recognized on the sale of our remaining available-for-sale non-agency CMOs.
Provision (benefit) for loan losses decreased 75% to $36 million for the year ended December 31, 2014 compared to 2013. The decrease in provision (benefit) for loan losses was driven primarily by improving economic conditions, as evidenced by the lower levels of delinquent loans in the one- to four-family and home equity loan portfolios, lower net charge-offs, home price improvement and loan portfolio run-off for the year ended December 31, 2014. The reduction in the provision (benefit) for loan losses was partly offset by enhancements in our quantitative allowance methodology to include the total probable loss on a subset of identified higher risk home equity lines of credit. These enhancements drove the majority of the provision for loan losses within the home equity portfolio during the year ended December 31, 2014.
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
Corporate/Other
The following table summarizes corporate/other financial information for the years ended December 31, 2015, 2014 and 2013 (dollars in millions):

	Year Ended December 31,			Variance
				2015 vs. 2014
	2015	2014	2013	Amount	%
Total net revenue	$1	$1	$—	$—	—%
Compensation and benefits	147	118	93	29	25%
Professional services	52	51	43	1	2%
Occupancy and equipment	14	15	8	(1)	(7)%
Communications	2	2	2	—	—%
Depreciation and amortization	18	17	16	1	6%
Restructuring and other exit activities	17	8	28	9	113%
Other operating expenses	25	20	23	5	25%
Total operating expense	275	231	213	44	19%
Operating loss	(274)	(230)	(213)	(44)	19%
Total other income (expense)	(170)	(181)	(110)	11	(6)%
Corporate/other loss	$(444)	$(411)	$(323)	$(33)	8%
The corporate/other category includes costs that are centrally-managed, technology related costs incurred to support centrally-managed functions, restructuring and other exit activities, corporate debt and corporate investments.
2015 Compared to 2014
The corporate/other loss before income taxes was $444 million for the year ended December 31, 2015 compared to $411 million for the same period in 2014.
The operating loss increased 19% to $274 million for the year ended December 31, 2015 compared to the same period in 2014. The increase for the year was primarily due to increased salaries expense driven by higher headcount and increased incentive compensation, compared to the same period in 2014. The increase for the year ended December 31, 2015 was also driven by $6 million of executive severance costs recorded in compensation and benefits and $6 million executive severance for an eliminated position recorded in restructuring and other exit activities.
Total other income (expense) includes losses on early extinguishment of debt of $112 million for the year ended December 31, 2015 compared to $71 million for the same period in 2014. During 2015, we terminated $4.4 billion of legacy wholesale funding obligations which resulted in a pre-tax charge of $43 million in the losses on early extinguishment of debt line item. During 2015, we also redeemed $19 million of TRUPs in advance of maturity and recorded a net gain on early extinguishment of debt of $4 million. In addition, during the years ended December 31, 2015 and 2014 we recorded losses on early extinguishment of debt of $73 million and $59 million, respectively, as a result of corporate debt refinance transactions. Refer to Note 13—Corporate Debt in Item 8. Financial Statements and Supplementary Data for additional information on the debt refinance transactions executed during the periods presented. During the year ended December 31, 2014, we also recorded a $12 million loss on early extinguishment of debt as a result of the early extinguishment of $100 million in repurchase agreements.

Total other income (expense) also includes corporate interest expense of $65 million for year ended December 31, 2015 compared to $113 million for the same period in 2014. The decrease in corporate interest expense was driven by corporate debt refinances and corporate debt reductions which have reduced our annual debt service cost.
2014 Compared to 2013
The corporate/other loss before income taxes was $411 million for the year ended December 31, 2014 compared to $323 million in 2013.
The operating loss increased 8% to $230 million for the year ended December 31, 2014 compared to 2013. The increase during the year ended December 31, 2014 was primarily due to increased compensation and benefits, professional services, and occupancy and equipment partially offset by lower restructuring and other exit activities. The increase in compensation and benefits for the year ended December 31, 2014 resulted primarily from increased salaries expense driven by higher headcount. Restructuring and other exit activities were $8 million for the year ended December 31, 2014 compared to $28 million for 2013. The expenses in 2014 were driven by severance costs incurred primarily related to our exit of the market making business, and were partially offset by the $4 million gain on the sale of that business, which was completed during 2014. The expenses in 2013 were driven primarily by severance costs incurred as part of the expense reduction initiatives in the prior periods.
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

BALANCE SHEET OVERVIEW
The following table sets forth the significant components of the consolidated balance sheet (dollars in millions):

			Variance
	December 31,		2015 vs. 2014
	2015	2014	Amount	%
Assets:
Cash and equivalents	$2,233	$1,783	$450	25%
Segregated cash	1,057	555	502	90%
Securities(1)	25,602	24,636	966	4%
Receivables from brokers, dealers and clearing organizations	520	884	(364)	(41)%
Margin receivables	7,398	7,675	(277)	(4)%
Loans receivable, net	4,613	5,979	(1,366)	(23)%
Deferred tax assets, net	1,033	951	82	9%
Other(2)	2,971	3,067	(96)	(3)%
Total assets	$45,427	$45,530	$(103)	—%
Liabilities and shareholders’ equity:
Deposits	$29,445	$24,890	$4,555	18%
Payables to brokers, dealers and clearing organizations	1,576	1,699	$(123)	(7)%
Customer payables	6,544	6,455	89	1%
Other borrowings	491	4,971	(4,480)	(90)%
Corporate debt	997	1,366	(369)	(27)%
Other liabilities	575	774	(199)	(26)%
Total liabilities	39,628	40,155	(527)	(1)%
Shareholders’ equity	5,799	5,375	424	8%
Total liabilities and shareholders’ equity	$45,427	$45,530	$(103)	—%

(1)	Includes balance sheet line items available-for-sale and held-to-maturity securities.

(2)	Includes balance sheet line items property and equipment, net, goodwill, other intangibles, net and other assets.
Cash and Equivalents
Cash and equivalents increased by 25% to $2.2 billion during the year ended December 31, 2015. The increase in our cash and equivalents was largely driven by the reinvestment timing for customer assets held at third party institutions that were transferred back onto our balance sheet. The increase was partially offset by the use of cash to refinance and redeem corporate debt, terminate our legacy wholesale funding obligations and repurchase common shares.
Segregated Cash
Segregated cash increased by 90% to $1.1 billion during the year ended December 31, 2015. The level of cash required to be segregated under federal or other regulations, or segregated cash, is driven largely by customer cash and securities lending balances we hold as a liability in excess of the amount of margin receivables and securities borrowed balances we hold as an asset. The excess represents customer cash that we are required by our regulators to segregate for the exclusive benefit of our brokerage customers.

Securities
Available-for-sale and held-to-maturity securities are summarized as follows (dollars in millions):

			Variance
	December 31,		2015 vs. 2014
	2015	2014	Amount	%
Available-for-sale securities:
Debt securities:
Agency mortgage-backed securities and CMOs	$11,763	$11,164	$599	5%
Other debt securities	794	1,191	(397)	(33)%
Total debt securities	12,557	12,355	202	2%
Publicly traded equity securities(1)	32	33	(1)	(3)%
Total available-for-sale securities	$12,589	$12,388	$201	2%
Held-to-maturity securities:
Agency mortgage-backed securities and CMOs	$10,353	$9,793	$560	6%
Other debt securities	2,660	2,455	205	8%
Total held-to-maturity securities	$13,013	$12,248	$765	6%
Total investments in securities	$25,602	$24,636	$966	4%

(1)	Publicly traded equity securities consisted of investments in a mutual fund related to the Community Reinvestment Act.
Securities represented 56% and 54% of total assets at December 31, 2015 and 2014, respectively. We classify debt securities as available-for-sale or held-to-maturity based on our investment strategy and management’s assessment of our intent and ability to hold the debt securities until maturity. The increase in total investments in securities during the year ended December 31, 2015 was primarily due to net purchases of held-to-maturity and available-for-sale agency mortgage-backed securities, partially offset by the sale of $2.3 billion of available-for-sale securities to fund the termination of legacy wholesale funding obligations.
Loans Receivable, Net
Loans receivable, net are summarized as follows (dollars in millions):

			Variance
	December 31,		2015 vs. 2014
	2015	2014	Amount	%
One- to four-family	$2,488	$3,060	$(572)	(19)%
Home equity	2,114	2,834	(720)	(25)%
Consumer and other	341	455	(114)	(25)%
Total loans receivable	4,943	6,349	(1,406)	(22)%
Unamortized premiums, net	23	34	(11)	(32)%
Allowance for loan losses	(353)	(404)	51	(13)%
Total loans receivable, net	$4,613	$5,979	$(1,366)	(23)%
Loans receivable, net decreased 23% to $4.6 billion at December 31, 2015 from $6.0 billion at December 31, 2014. We are continuing our strategy of reducing balance sheet risk through loan portfolio run-off, which we plan to do for the foreseeable future. Loan portfolio run-off is impacted by a variety of factors. As our portfolio ages and we gather substantive performance history for loans converting from interest-only to amortizing, we will continue to assess the economic environment and the value of our portfolio in the marketplace. While it is our intention to continue to hold these loans, if the markets improve our strategy could change. For additional information on management's estimate of the allowance for loan losses, see Summary of Critical Accounting Policies and Estimates.

Deposits
Deposits are summarized as follows (dollars in millions):

			Variance
	December 31,		2015 vs. 2014
	2015	2014	Amount	%
Sweep deposits	$24,018	$19,119	$4,899	26%
Complete savings deposits	3,357	3,753	(396)	(11)%
Checking deposits	1,239	1,137	102	9%
Other money market and savings deposits	792	833	(41)	(5)%
Time deposits	39	48	(9)	(19)%
Total deposits	$29,445	$24,890	$4,555	18%
Deposits represented 74% and 62% of total liabilities at December 31, 2015 and 2014, respectively. At December 31, 2015, 88% of our customer deposits were covered by FDIC insurance. Deposits provide the benefit of lower interest costs compared with wholesale funding alternatives.
The majority of the deposits balance, specifically sweep deposits, is included in brokerage related cash and reported as a customer activity metric of $41.7 billion and $41.1 billion at December 31, 2015 and 2014, respectively. The total brokerage related cash balance is summarized as follows (dollars in millions):

			Variance
	December 31,		2015 vs. 2014
	2015	2014	Amount	%
Sweep deposits(1)(2)	$24,018	$19,119	$4,899	26%
Customer payables	6,544	6,455	89	1%
Subtotal	30,562	25,574	4,988	20%
Customer assets held by third parties(3)	11,173	15,520	(4,347)	(28)%
Total brokerage related cash	$41,735	$41,094	$641	2%

(1)	Sweep deposits are held at banking subsidiaries and are included in the deposits line item on our consolidated balance sheet.

(2)	A sweep product transfers brokerage customer balances to banking subsidiaries, which hold these funds as customer deposits in FDIC insured demand deposit and money market deposit accounts.

(3)	Customer assets held by third parties are not reflected on our consolidated balance sheet and are not immediately available for liquidity purposes.
We have an extended insurance sweep deposit account program ("ESDA") for brokerage customers. The ESDA program utilizes E*TRADE Bank, in combination with additional third party program banks, to allow certain customers the ability to insure cash they hold in the ESDA program up to $1,250,000 for each category of legal ownership. During the first quarter of 2015, we converted customer assets already in the ESDA program to a new sweep deposit platform. This new platform enables us to more efficiently manage our balance sheet size by giving us the capability to direct customer assets on- or off- balance sheet as needed. Customer assets held by third parties are maintained at third party financial institutions. The components of customer assets held by third parties are as follows (dollars in millions):

			Variance
	December 31,		2015 vs. 2014
	2015	2014	Amount	%
Money market fund	$1,756	$7,169	$(5,413)	(76)%
Sweep deposits at unaffiliated financial institutions	5,818	4,744	1,074	23%
Subtotal	7,574	11,913	(4,339)	(36)%
Municipal funds and other	3,599	3,607	(8)	*
Customer assets held by third parties(1)	$11,173	$15,520	$(4,347)	(28)%
* Percentage not meaningful.

(1)
Approximately 60% of these off-balance sheet assets resulted from our deleveraging efforts that we completed in prior periods.  We maintain the ability to transfer the majority of these customer assets to our balance sheet with notification to the third party financial institutions and customer consent, as appropriate.

During the year ended December 31, 2015, we transferred a net total of $4.7 billion of customer assets held at third party institutions back onto our balance sheet. This amount included $2.4 billion that moved on balance sheet upon converting customer assets from the money market fund product held by third parties to the new sweep deposits platform. An additional $3.2 billion of customer assets held off balance sheet in money market fund products converted to sweep deposits held at unaffiliated financial institutions via the new sweep deposits ESDA platform during the year ended December 31, 2015.
Other Borrowings
Other borrowings, which includes securities sold under agreements to repurchase, FHLB advances and TRUPs, are summarized as follows (dollars in millions):

			Variance
	December 31,		2015 vs. 2014
	2015	2014	Amount	%
Trust preferred securities	$409	$428	$(19)	(4)%
Securities sold under agreements to repurchase and FHLB advances:
Repurchase agreements	82	3,672	(3,590)	(98)%
FHLB advances	—	920	(920)	(100)%
Fair value hedge adjustments and deferred costs	—	(49)	49	(100)%
Total securities sold under agreements to repurchase and FHLB advances	82	4,543	(4,461)	(98)%
Total other borrowings	$491	$4,971	$(4,480)	(90)%
Other borrowings represented 1% and 12% of total liabilities at December 31, 2015 and 2014, respectively. The decrease is primarily due to the termination of $4.4 billion of repurchase agreements and FHLB advances during 2015. We expect the termination of these legacy wholesale funding obligations to significantly reduce our funding costs, thereby improving our ability to generate net income.
We also repurchased $19 million of TRUPs in advance of maturity during 2015 and recorded a net gain on early extinguishment of debt of $4 million.

Corporate Debt
Corporate debt by type is shown as follows (dollars in millions):

	Face Value	Discount	Net
December 31, 2015
Interest-bearing notes:
5 3/8% Notes, due 2022	$540	$(6)	$534
4 5/8% Notes, due 2023	460	(5)	455
Total interest-bearing notes	1,000	(11)	989
Non-interest-bearing debt:
0% Convertible debentures, due 2019	8	—	8
Total corporate debt	$1,008	$(11)	$997

	Face Value	Discount	Net
December 31, 2014
Interest-bearing notes:
6 3/8% Notes, due 2019	$800	$(5)	$795
5 3/8% Notes, due 2022	540	(7)	533
Total interest-bearing notes	1,340	(12)	1,328
Non-interest-bearing debt:
0% Convertible debentures, due 2019	38	—	38
Total corporate debt	$1,378	$(12)	$1,366
During the first quarter of 2015, we issued an aggregate principal amount of $460 million in 4 5/8% Notes. We used the net proceeds from the issuance of the 4 5/8% Notes, along with $432 million of existing corporate cash, to redeem all of the outstanding 6 3/8% Notes.
During the years ended December 31, 2015 and 2014, $30 million and $5 million of the Company’s convertible debentures were converted into 2.9 million and 0.5 million shares of common stock, respectively.
Shareholders’ Equity
The activity in shareholders’ equity during the year ended December 31, 2015 is summarized as follows (dollars in millions):

	Common Stock / Additional Paid-In Capital	Accumulated Deficit / Other Comprehensive Loss	Total
Beginning balance, December 31, 2014	$7,353	$(1,978)	$5,375
Net income	—	268	268
Net change from available-for-sale securities	—	(108)	(108)
Net change from cash flow hedging instruments	—	261	261
Other(1)	6	(3)	3
Ending balance, December 31, 2015	$7,359	$(1,560)	$5,799

(1)
Other includes employee share-based compensation, conversions of convertible debentures, repurchase of common stock and changes in accumulated other comprehensive loss from foreign currency translation.

The decrease in accumulated other comprehensive loss was primarily due to the reclassification of deferred losses on cash flow hedges into net income as a result of the termination of our legacy wholesale funding obligations in September 2015.

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
Liquidity
Our corporate liquidity needs are primarily driven by capital needs at E*TRADE Bank and E*TRADE Clearing as well as by the amount of principal and interest due on our corporate debt. Our banking and brokerage subsidiaries' liquidity needs are driven primarily by the level and volatility of our customer activity. Management maintains a set of liquidity sources and monitors certain business trends and market metrics closely in an effort to ensure we have sufficient liquidity and to avoid dependence on other more expensive sources of funding.
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
Corporate Cash
Corporate cash is the primary source of liquidity at the parent company. We define corporate cash as cash held at the parent company as well as cash held in certain subsidiaries, not including bank and broker-dealer subsidiaries, that can distribute cash to the parent company without any regulatory approval or notification. We believe corporate cash, which is a non-GAAP measure, is a useful measure of the parent company’s liquidity as it is the primary source of capital above and beyond the capital deployed in our regulated subsidiaries. Corporate cash can fluctuate in any given quarter and is impacted primarily by tax settlements, approval and timing of subsidiary dividends, share repurchases, debt service costs and other overhead cost sharing arrangements. E*TRADE Bank and its subsidiaries require regulatory approval prior to the payment of dividends to the parent company. As E*TRADE Securities and E*TRADE Clearing are no longer subsidiaries of E*TRADE Bank, they can pay dividends to the parent company with proper regulatory notifications. Additionally, the parent company had $739 million in net deferred tax assets at December 31, 2015, which will ultimately become sources of corporate cash as the parent company’s subsidiaries reimburse the parent company for the use of its deferred tax assets. The following table provides a reconciliation of the consolidated cash and equivalents line item to corporate cash (dollars in millions):

	December 31,
	2015	2014	2013
Consolidated cash and equivalents	$2,233	$1,783	$1,838
Less: Bank cash(1)	(1,264)	(1,523)	(1,402)
Less: U.S. broker-dealers' cash(1)	(497)	N/A	N/A
Less: Other cash	(25)	(27)	(21)
Corporate cash	$447	$233	$415

(1)
U.S. broker-dealers' cash includes E*TRADE Securities and E*TRADE Clearing. E*TRADE Securities and E*TRADE Clearing were moved out from under E*TRADE Bank effective February 1, 2015 and July 1, 2015, respectively. Bank cash included $764 million and $507 million of cash held by U.S. broker-dealers at December 31, 2014 and December 31, 2013, respectively.

Corporate cash ended 2015 at $447 million, up from $233 million at December 31, 2014. Corporate cash included dividends of $281 million from E*TRADE Bank and $565 million from E*TRADE Securities to the parent company during the year ended December 31, 2015.
During 2015, we used $432 million of corporate cash along with the net proceeds from the issuance of $460 million of corporate debt to redeem $800 million in aggregate principal amount of our higher cost corporate debt. This transaction decreased our annual debt service costs from $80 million at December 31, 2014 to $50 million at December 31, 2015 and reduced our total corporate debt to $1.0 billion at December 31, 2015. We maintain corporate cash at a minimum of two times our scheduled annual corporate debt service payments and scheduled maturities over the next 12 months. As such, our current minimum is approximately $100 million as we do not have any corporate debt with scheduled maturities in the next 12 months.
In November 2015, our Board of Directors authorized the repurchase of up to $800 million of our common shares which may be effected through March 31, 2017 at prices which we deem to be appropriate, subject to market conditions. The timing and exact amount of any common stock repurchases will depend on various factors, including market conditions and our capital position. We used corporate cash to repurchase a total of $50 million or 1.7 million shares of common stock during the year ended December 31, 2015.
Revolving Credit Facility
At December 31, 2015, we have a senior secured revolving credit facility at the parent company with an available line of credit of $250 million. The revolving credit facility enhances our ability to meet liquidity needs at the parent company, as we have the ability to borrow against this facility for working capital and general corporate purposes. Our revolving credit facility contains certain covenants, including the requirement for the parent company to maintain unrestricted cash of at least $100 million. At December 31, 2015, there was no outstanding balance under this revolving credit facility.
E*TRADE Bank Liquidity
E*TRADE Bank relies on bank cash and deposits for liquidity needs. Management believes that within deposits, sweep deposits are of particular importance as they are a stable source of liquidity for E*TRADE Bank. We have the ability to generate liquidity in the form of additional deposits by raising the yield on our customer deposit products and by bringing additional deposits on balance sheet.
While we previously transferred customer sweep deposits to third party financial institutions as a result of deleveraging initiatives, we maintain the ability to transfer the majority of these off-balance sheet customer assets to E*TRADE Bank's balance sheet and began doing so during 2015 using our new sweep deposit platform. This new platform enables us to more efficiently manage our balance sheet size by giving us the capability to direct customer assets on- or off- balance sheet as needed. During the year ended December 31, 2015, we transferred a net total of $4.7 billion of customer assets held at third party institutions back onto our balance sheet. We intend to continue transferring customer deposits held by third parties to our balance sheet and expect to reach our targeted consolidated balance sheet size in the second quarter of 2016.
Historically, E*TRADE Bank also relied on wholesale funding sources for liquidity purposes. In September 2015, we terminated $4.4 billion of our legacy wholesale funding obligations at E*TRADE Bank. In connection with the termination of the legacy wholesale funding obligations, the parent company contributed $110 million of corporate cash to E*TRADE Bank in order to maintain targeted capital levels. We may continue utilizing wholesale funding sources for short-term liquidity and contingency funding requirements. Our ability to borrow these funds is dependent upon the continued availability of funding in the wholesale borrowings market. In addition, we can borrow from the Federal Reserve Bank’s discount window to meet short-term liquidity requirements, although it is not viewed as a primary source of funding. At December 31, 2015, E*TRADE Bank had approximately $3.2 billion and $0.9 billion in additional collateralized borrowing capacity with the FHLB and the Federal Reserve Bank, respectively.

E*TRADE Clearing Liquidity
E*TRADE Clearing relies on customer payables, securities lending, and internal and external lines of credit to provide liquidity and finance margin lending. E*TRADE Clearing maintains secured committed lines of credit with two unaffiliated banks, aggregating to $175 million at December 31, 2015. E*TRADE Clearing also has secured uncommitted lines of credit with several unaffiliated banks aggregating to $375 million and unsecured uncommitted lines of credit with two unaffiliated banks aggregating to $100 million at December 31, 2015. During 2015, E*TRADE Clearing entered into a 364-day, $345 million senior unsecured revolving credit facility with a syndicate of banks, which brought its total external liquidity lines to $995 million. The credit facility contains certain covenants including maintenance covenants related to E*TRADE Clearing's minimum consolidated tangible net worth and regulatory net capital ratio. There were no outstanding balances for any of these lines at December 31, 2015. E*TRADE Clearing also maintains lines of credit with the parent company and E*TRADE Bank.

Capital Resources
Executing on our capital plan remains a priority for us. We submitted an initial capital plan to the OCC and Federal Reserve in 2012 and have subsequently updated the plan annually. The plan includes our five-year business strategy; forecasts of our business results and capital ratios; capital distribution plans in current and adverse operating conditions; and internally developed stress tests. We believe we have made important progress since we laid out our capital plan, as evidenced by:

•	$756 million in quarterly dividends that our regulators approved from E*TRADE Bank since 2013, including $281 million during the year ended December 31, 2015;

•	regulatory approval to operate E*TRADE Bank at a 9.0% Tier 1 leverage ratio during 2015 and at an 8.0% ratio effective 2016; and

•	the decline in FDIC insurance premiums.
We also received regulatory approval to move our broker-dealers, E*TRADE Securities and E*TRADE Clearing, out from under E*TRADE Bank. E*TRADE Securities was moved out in February 2015 and subsequently paid dividends totaling $565 million to the parent company and E*TRADE Clearing was moved out in July 2015, after bolstering its standalone capital and liquidity levels. The revised organizational structure provides increased capital flexibility as it enables us to dividend excess regulatory capital at our broker-dealers to the parent company with proper regulatory notifications.
We did not seek a dividend from E*TRADE Bank during the fourth quarter of 2015, but intend to resume requesting regulatory approval in the first quarter of 2016 to issue a dividend each quarter equivalent to E*TRADE Bank's net income from the previous quarter. In addition, in the first quarter of 2016, with approval to operate at a reduced Tier 1 leverage ratio of 8%, we intend to request a dividend in excess of E*TRADE Bank’s fourth quarter 2015 net income.

Bank Capital Requirements
The Company and E*TRADE Bank are subject to banking regulatory capital requirements. Refer to the Regulation section in Item 1. Business for information regarding the capital requirements administered by federal banking agencies. At December 31, 2015, our regulatory capital ratios for E*TRADE Bank were well above the minimum ratios required to be "well capitalized." E*TRADE Bank's capital ratios are calculated as follows (dollars in millions):

	December 31,
	2015(1)	2014(1)	2013(1)
E*TRADE Bank shareholders’ equity(2)	$3,181	$6,102	$5,741
Add:
Losses in other comprehensive income on available-for-sale debt securities and cash flow hedges, net of tax	101	255	459
Deduct:
Goodwill and other intangible assets, net of deferred tax liabilities	(38)	(1,467)	(1,529)
Disallowed deferred tax assets	(169)	(342)	(566)
E*TRADE Bank Tier 1 capital/Common Equity Tier 1 capital(2)(3)	3,075	4,548	4,105
Add:
Allowable allowance for loan losses	110	224	226
E*TRADE Bank total capital(2)	$3,185	$4,772	$4,331

E*TRADE Bank average/total assets(2)(4)	$31,785	$44,672	$45,085
Deduct:
Disallowed deferred tax assets	(169)	(342)	(566)
Goodwill and other intangible assets, net of deferred tax liabilities	(38)	(1,467)	(1,529)
Other	—	13	167
E*TRADE Bank adjusted average/total assets for leverage capital purposes(1)	$31,578	$42,876	$43,157

E*TRADE Bank total risk-weighted assets(2)(5)	$8,424	$17,717	$17,858

E*TRADE Bank Tier 1 leverage ratio (Tier 1 capital / Adjusted average assets for leverage capital purposes)(2)(4)	9.7%	10.6%	9.5%
E*TRADE Bank Tier 1 capital / Total risk-weighted assets(2)	36.5%	25.7%	23.0%
E*TRADE Bank total capital / Total risk-weighted assets(2)	37.8%	26.9%	24.3%
E*TRADE Bank Common Equity Tier 1 capital(3) / Total risk-weighted assets(2)	36.5%	N/A	N/A

(1)	Due to the change in regulatory requirements described above, the 2015 ratios were calculated under Basel III requirements and the 2014 and 2013 ratios were calculated under Basel I requirements.

(2)
Amounts presented for E*TRADE Bank in 2015 exclude E*TRADE Securities as of February 1, 2015, and E*TRADE Clearing as of July 1, 2015, the dates the subsidiaries were moved out from under E*TRADE Bank, respectively.

(3)
Common Equity Tier 1 capital under Basel III replaced Tier 1 common capital. Prior to Basel III becoming effective, E*TRADE Bank’s Tier 1 common ratio was a non-GAAP measure that management believes is an important measure of capital strength. E*TRADE Bank's Tier 1 common ratio was 25.7% and 23.0% as of December 31, 2014 and December 31, 2013, respectively.

(4)
As of December 31, 2015, E*TRADE Bank’s Tier 1 Leverage ratio was calculated using average total assets. Prior to Basel III becoming effective for E*TRADE Bank, E*TRADE Bank’s Tier 1 Leverage ratio was calculated using end of period total assets.

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

At December 31, 2015, our regulatory capital ratios for E*TRADE Financial were well above the minimum ratios required to be "well capitalized." E*TRADE Financial's capital ratios are calculated as follows (dollars in millions):

	December 31,
	2015(1)	2014(1)	2013(1)
E*TRADE Financial shareholders’ equity	$5,799	$5,375	$4,856
Add:
Losses in other comprehensive income on available-for-sale debt securities and cash flow hedges, net of tax	101	255	459
Deduct:
Goodwill and other intangible assets, net of deferred tax liabilities	(1,419)	(1,592)	(1,654)
Disallowed deferred tax assets	(838)	(1,008)	(1,185)
Other(2)	104	—	—
E*TRADE Financial Common Equity Tier 1 capital(3)	3,747	3,030	2,476
Add:
Qualifying restricted core capital elements (trust preferred securities)(2)	—	433	433
E*TRADE Financial Tier 1 capital	3,747	3,463	2,909
Add:
Allowable allowance for loan losses	129	223	228
Non-qualifying capital instruments subject to phase-out (trust preferred securities)(2)	310	—	—
E*TRADE Financial total capital	$4,186	$3,686	$3,137

E*TRADE Financial average total assets	$44,016	$45,445	$46,038
Deduct:
Goodwill and other intangible assets, net of deferred tax liabilities	(1,419)	(1,592)	(1,654)
Disallowed deferred tax assets	(839)	(1,008)	(1,185)
Other(2)	104	—	—
E*TRADE Financial adjusted average total assets for leverage capital purposes	$41,862	$42,845	$43,199

E*TRADE Financial total risk-weighted assets(4)	$9,536	$17,683	$17,992

E*TRADE Financial Tier 1 leverage ratio (Tier 1 capital / Adjusted average total assets for leverage capital purposes)	9.0%	8.1%	6.7%
E*TRADE Financial Tier 1 capital / Total risk-weighted assets	39.3%	19.6%	16.2%
E*TRADE Financial total capital / Total risk-weighted assets	43.9%	20.8%	17.4%
E*TRADE Financial Common Equity Tier 1 capital(3) / Total risk-weighted assets	39.3%	N/A	N/A

(1)
Due to the change in regulatory requirements described above, the 2015 ratios were calculated under Basel III requirements. The 2014 and 2013 capital ratios were non-GAAP measures as the parent company was not yet held to regulatory capital requirements and were calculated based on the Federal Reserve’s well-capitalized requirements then applicable to bank holding companies. Management believes the non-GAAP ratios are an important measure of the Company's capital strength and managed capital against ratios then applicable to bank holding companies in preparation for the application of these requirements.

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

(3)	Common Equity Tier 1 capital under Basel III replaced Tier 1 common capital. E*TRADE Financial's Tier 1 common ratio was 17.1% and 13.8% as of December 31, 2014 and December 31, 2013, respectively.

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

Broker-Dealer Capital Requirements
Our broker-dealer subsidiaries are subject to capital requirements determined by their respective regulators. At December 31, 2015, all of our brokerage subsidiaries met their minimum net capital requirements, ending the period with excess net capital of $909 million.
E*TRADE Clearing was moved out from under E*TRADE Bank in July 2015. Prior to this move, E*TRADE Bank contributed $150 million of capital to E*TRADE Clearing in June 2015. Excess net capital at E*TRADE Clearing is $846 million, at December 31, 2015.
Off-Balance Sheet Arrangements
We enter into various off-balance-sheet arrangements in the ordinary course of business, primarily to meet the needs of our customers and to reduce our own exposure to interest rate risk. These arrangements include firm commitments to extend credit. Additionally, we enter into guarantees and other similar arrangements as part of transactions in the ordinary course of business. For additional information on each of these arrangements, see Item 8. Financial Statements and Supplementary Data.
Contractual Obligations and Commitments
The following table summarizes our contractual obligations at December 31, 2015 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (dollars in millions):

	Payments Due by Period
	Less Than 1 Year	1-3 Years	3-5 Years	Thereafter	Other (7)	Total
Securities sold under agreements to repurchase(1)	82	—	—	—	—	82
Trust preferred securities(1)(2)	13	25	25	586	—	649
Corporate debt(3)	50	101	108	1,112	—	1,371
Uncertain tax positions	4	10	3	—	12	29
Certificates of deposit and brokered certificates of deposit(1)(4)	28	8	3	—	—	39
Leases(5)	26	51	39	36	—	152
Purchase obligations(6)	82	19	5	—	—	106
Total contractual obligations	$285	$214	$183	$1,734	$12	$2,428

(1)
Includes annual interest based on the contractual features of each transaction, using market rates at December 31, 2015. Interest rates are assumed to remain at current levels over the life of all adjustable rate instruments.

(2)	For subordinated debentures, does not assume early redemption under current conversion provisions.

(3)	Includes annual interest payments. Does not assume conversion for the non-interest bearing convertible debentures due 2019.

(4)	Does not include sweep deposits, complete savings deposits, other money market and savings deposits or checking deposits as there are no stated maturity dates and /or scheduled contractual payments.

(5)	Includes future minimum lease payments, net of sublease proceeds under sale-leaseback transaction and operating leases with initial or remaining terms in excess of one year.

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

At December 31, 2015, the Company had approximately $70 million of unused lines of credit available to customers under home equity lines of credit. The Company also had $54 million in commitments to fund small business investment companies, community development financial institutions, affordable housing tax credit partnerships and other limited partnerships at December 31, 2015. Additional information related to commitments and contingent liabilities is detailed in Note 19—Commitments, Contingencies and Other Regulatory Matters of Item 8. Financial Statements and Supplementary Data.

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
We have a Board-approved Enterprise Risk Appetite Statement ("RAS") which we disseminate to all employees. The RAS specifies the significant risks we are exposed to and our tolerance of those risks. As described in the RAS, our business exposes us to the following nine major categories of risk:

•	Credit Risk—the risk of loss arising from the failure of a borrower or counterparty to meet its credit obligations.

•
Interest Rate Risk—the risk of adverse changes in earnings or market value arising from our balance sheet positions due to changes in interest rates. This includes convexity risk, which arises primarily from the mortgage holders' option to prepay their mortgages and deposit holders' option to withdraw their deposits. Spread volatility is an additional risk as the change in spread between mortgages and swaps or mortgages and treasury securities will affect the value of our investment portfolio.

•	Liquidity Risk—the potential inability to meet in a timely and cost-effective manner contractual and contingent financial obligations either on- or off-balance sheet, as they come due.

•	Market Risk—the risk that asset values or income streams will be adversely affected by changes in market conditions.

•	Operational Risk—the risk of loss due to failure of people, processes, and systems, or damage to physical assets; this is one of the most significant risks inherent in our business model.

•
Information Technology ("IT") and Cybersecurity Risk—the risk of loss of customer or company data, integrity, or availability of systems through the compromise of our electronic digital media (e.g., computers, mobile devices, etc.).

•	Strategic Risk—the risk of loss of market size, market share or margin in any business, leading to lost revenues and potentially significant reductions to net income.

•
Reputational Risk—the potential that negative perceptions regarding our conduct or business practices or capacity to conduct business will adversely affect valuation, profitability, operations or the customer base or require costly litigation or other measures.

•
Legal, Regulatory and Compliance Risk—the current and prospective risk to earnings or capital arising from violations of, or nonconformance with, laws, rules, regulations, prescribed practices, internal policies, and procedures, or ethical standards. Legal, Regulatory, and Compliance risk also arises in situations where the laws or rules governing certain regulated products or activities may be ambiguous, untested, or in the process of significant change or revision. This risk exposes us to fines, civil money penalties, payment of damages, and the voiding of contracts, as well as reputational damage. Legal, Regulatory, and Compliance risk can lead to diminished reputation, reduced franchise value, limited business opportunities, reduced expansion potential, and an inability to enforce contracts.

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
The Risk Oversight Committee, which consists of independent members of the Board of Directors, reviews, challenges and approves the RAS and risk policies each year, receives regular reports on the status of certain limits and KRIs as well as discusses certain key risks. In addition to this Board-level committee, various management risk committees throughout the Company aid in the identification, measurement and management of risks, including but not limited to:

•
Enterprise Risk Management Committee—the Enterprise Risk Management Committee ("ERMC") is the senior-most risk management committee and has primary responsibility for approving risk limits and monitoring our risk management activities. The ERMC also resolves issues escalated by the other risk management committees and in certain instances approves exceptions to risk policies.

•
Asset Liability Committee—the Asset Liability Committee ("ALCO") has primary responsibility for monitoring of market, interest rate and liquidity risk, and recommends related risk limits to be approved by the ERMC.

•	Credit Committee—the Credit Committee has responsibility for monitoring credit risks and approving risk limits or recommending risk limits to be approved by the ERMC.

•
Margin Risk Committee—the Margin Risk Committee has responsibility for identifying, monitoring and mitigating, where necessary, risks arising from margin lending activities, including the associated credit risk.

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

•
We engage in financial transactions with counterparties which expose us to credit losses in the event a counterparty cannot meet its obligations. These financial transactions include our invested cash, securities lending, repurchase agreements and derivatives portfolios, as well as the settlement of trades.

Credit risk is monitored by our Credit Committee and Margin Risk Committee. The Credit Committee's objective is to evaluate current and expected credit performance of our loans, investments, borrowers and counterparties relative to market conditions and the probable impact on our financial performance. They establish credit risk guidelines in accordance with our strategic objectives and existing policies. The Credit Committee reviews investment and lending activities involving credit risk to ensure consistency with those established guidelines. These reviews involve an analysis of portfolio balances, delinquencies, losses, recoveries, default management and collateral liquidation performance, as well as any credit risk mitigation efforts relating to the portfolios. In addition, the Credit Committee reviews and approves credit related counterparties engaged in financial transactions with us. The Margin Risk Committee is responsible for reviewing and approving margin risk limits and for monitoring adherence to the established margin risk limits.

Loss Mitigation on the Loan Portfolio
Our credit risk operations team focuses on the mitigation of potential losses in the loan portfolio. Through a variety of strategies, including voluntary line closures, automatically freezing lines on all delinquent accounts, and freezing lines on loans with materially reduced home equity, we reduced our exposure to open home equity lines from a high of over $7 billion in 2007 to approximately $70 million at December 31, 2015.
We have loan modification programs that focus on the mitigation of potential losses in the one- to four- family and home equity mortgage loan portfolio by targeting borrowers experiencing financial difficulties. During the years ended December 31, 2015 and 2014, we modified $14 million and $20 million of one- to four-family loans, respectively, and $15 million and $15 million of home equity loans, respectively, under these programs in which the modifications were considered TDRs. We have also begun offering a loan modification program to a subset of borrowers with home equity lines of credit whose original loan terms provided the borrowers the option to accelerate their date of conversion to amortizing loans. As certain terms of our offer represented economic concessions, such as longer amortization periods than were in the original loan agreements, this program resulted in $14 million of TDRs and $44 million of modifications not classified as TDRs during the first quarter of 2015. Loan modification volume may increase in future periods to mitigate potential losses as the volume of mortgage loans reaching the end of their interest-only period increases.
We also process minor modifications on a number of loans through traditional collections actions taken in the normal course of servicing delinquent accounts. Minor modifications resulting in an insignificant delay in the timing of payments are not considered economic concessions and therefore are not classified as TDRs. At December 31, 2015 and 2014, we had $20 million and $25 million, respectively, of mortgage loans with these other minor modifications that were not considered TDRs. Approximately 10% and 5% of these loans were classified as nonperforming at December 31, 2015 and 2014, respectively. We currently do not have any active loan modification program for consumer and other loans.
Currently, our entire loans receivable portfolio is serviced by other companies. To reduce vendor, operational and regulatory risks, we have assessed our servicing relationships and, where appropriate, consolidated loan servicing or transferred certain mortgage loans to servicers that specialize in managing troubled assets. During the year ended December 31, 2015, we completed servicer transfers of $1.1 billion of mortgage loans as a result of this initiative. At December 31, 2015, $3.1 billion gross unpaid principal balance of our mortgage loans were held at servicers that specialize in managing troubled assets. We believe this initiative has improved and will continue to improve the credit performance of the loans transferred compared to the expected credit performance of these same loans if they had not been transferred.
We continue to review the mortgage loan portfolio in order to identify loans to be repurchased by the originator; however, we consider this effort to be substantially complete. Our review has primarily focused on identifying loans with violations of transaction representations and warranties or material misrepresentation on the part of the seller. Any loans identified with these deficiencies are submitted to the original seller for repurchase. During the years ended December 31, 2015 and 2014, we received one-time payments of $2 million and $11 million, respectively, from certain third party mortgage originators to satisfy in full all pending and future repurchase requests with them. We recognized these settlements as recoveries to the allowance for loan losses, resulting in a corresponding reduction to net charge-offs as well as our provision (benefit) for loan losses. Approximately $4 million of loans were repurchased by or settled with the original sellers during the year ended December 31, 2015, for a total of $461 million of loans that were repurchased, including global settlements, since we actively started reviewing our purchased loan portfolio beginning in 2008.
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

Liquidity Risk Management
Liquidity risk is monitored by various risk committees, including the ALCO and the Board's Risk Oversight Committee. We have in place a comprehensive set of liquidity and funding policies as well as contingency funding plans that are intended to maintain our flexibility to address liquidity events specific to us or the market in general. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources for additional information.
Market Risk Management
Market risk is the risk that asset values or income streams will be adversely affected by changes in market conditions. Market risk is monitored by various risk committees, including the ALCO and the Board's Risk Oversight Committee. See Item 7A. Quantitative and Qualitative Disclosures about Market Risk for additional information about our market risks.
Operational Risk Management
Operational risks are reviewed, challenged and monitored by various risk committees, including the ORCC and the Board's Risk Oversight Committee. Operational risks exist in most areas of the Company from processing a transaction to customer service. We are also exposed to fraud risk from unauthorized use of customer and corporate funds and resources. We monitor customer transactions and use scoring tools which prevent a significant number of fraudulent transactions on a daily basis. However, new techniques and strategies are constantly being developed by perpetrators to commit fraud. In order to minimize this threat, we offer our customers various security measures, including a token based multi-factor verification system.
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
IT and Cybersecurity Risk Management
IT and cybersecurity risks are reviewed, challenged and monitored by various risk committees, including the ORCC and the Board's Risk Oversight Committee. These risks include potential:

•	cyber-attacks on financial systems that directly or indirectly impact E*TRADE operations and customers;

•	compromised systems from inappropriate use by colleagues or customers;

•	reduced availability or loss of customer facing systems due to a cyber-incident, such as a Distributed Denial of Service (DDoS) attack; and

•	system vulnerabilities resulting in a risk of a loss of customer data or data integrity.
Strategic Risk Management
Strategic risks are reviewed, challenged and monitored by various risk committees, including the ERMC and the Board's Risk Oversight Committee. These risks include potential loss of customers or adverse changes in customer mix in the brokerage business, including trading activity as well as income from related businesses, including securities lending and margin lending; turmoil in the global financial markets which could reduce trade volumes and margin borrowing and increase our dependence on our more active customers who receive lower pricing; and new entrants into the discount brokerage market which could put pressure on margins and thus reduce revenues.

Reputational Risk Management
Reputational risks are reviewed, challenged and monitored by various risk committees, including the ERMC and the Board's Risk Oversight Committee. We recognize that reputational risk can manifest itself in all areas of our business often in conjunction with other risk types. We acknowledge that there is particular reputational risk from many factors including, but not limited to:

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
Legal, Regulatory and Compliance Risk Management
Legal, regulatory and compliance risks are reviewed, challenged and monitored by various risk committees, including the ERMC and the Board's Risk Oversight Committee. We recognize that legal, regulatory and compliance risks can manifest in all areas of our business. Particularly pertinent risks include extensive government regulation, including banking and securities rules and regulations, which could restrict our business practices; recently enacted regulatory reform legislation which may have a material impact on our operations; and investigations and lawsuits. In addition, if we are unable to meet these new requirements, we could face negative regulatory consequences, which would have a material negative effect on our business; not complying with applicable securities and banking laws, rules and regulations, either domestically or internationally could subject us to disciplinary actions, damages, penalties or restrictions that could significantly harm our business; and not maintaining the capital levels required by regulators could subject us to prompt correction actions, increasingly strong sanctions, cease-and-desist orders, and ultimately FDIC receivership.
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

CONCENTRATIONS OF CREDIT RISK
Loans
One- to four-family loans include interest-only loans for a five to ten year period, followed by an amortizing period ranging from 20 to 25 years. At December 31, 2015, 39% of our one- to four-family portfolio were not yet amortizing. However, during the year ended December 31, 2015, approximately 15% of these borrowers made voluntary annual principal payments of at least $2,500 and over a third of those borrowers made voluntary annual principal payments of at least $10,000.
The home equity loan portfolio is primarily second lien loans on residential real estate properties, which have a higher level of credit risk than first lien mortgage loans. Approximately 13% of the home equity loan portfolio was in the first lien position and we held both the first and second lien positions in less than 1% of the home equity loan portfolio at December 31, 2015. The home equity loan portfolio consisted of approximately 18% of home equity installment loans and approximately 82% of home equity lines of credit at December 31, 2015.
Home equity installment loans are primarily fixed rate and fixed term, fully amortizing loans that do not offer the option of an interest-only payment. The majority of home equity lines of credit convert to amortizing loans at the end of the draw period, which typically ranges from five to ten years. Approximately 4% of this portfolio will require the borrowers to repay the loan in full at the end of the draw period, commonly referred to as "balloon loans." At December 31, 2015, 61% of the home equity line of credit portfolio had not converted from the interest-only draw period and had not begun amortizing. However, during the year ended December 31, 2015, approximately 40% of these borrowers made annual principal payments of at least $500 on their home equity lines of credit and slightly under half of those borrowers reduced their principal balance by at least $2,500.
The following table outlines when one- to four-family and home equity lines of credit convert to amortizing by percentage of the one- to four-family and home equity line of credit portfolios, respectively, at December 31, 2015:

Period of Conversion to Amortizing Loan	% of One- to Four-Family Portfolio	% of Home Equity Line of Credit Portfolio
Already amortizing	61%	39%
Through December 31, 2016	17%	45%
Year ending December 31, 2017	22%	15%
Year ending December 31, 2018 or later	—%	1%
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

The following tables show the distribution of the mortgage loan portfolios by credit risk factor at December 31, 2015 and 2014 (dollars in millions):

	One- to Four-Family		Home Equity
	December 31,		December 31,
Current LTV/CLTV (1)	2015	2014	2015	2014
<=80%	$1,519	$1,757	$843	$1,081
80%-100%	609	807	549	755
100%-120%	227	311	420	557
>120%	133	185	302	441
Total mortgage loans receivable	$2,488	$3,060	$2,114	$2,834
Average estimated current LTV/CLTV (2)	77%	79%	90%	92%
Average LTV/CLTV at loan origination (3)	71%	71%	81%	80%

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

	One- to Four-Family		Home Equity
	December 31,		December 31,
Current FICO (1)	2015	2014	2015	2014
>=720	$1,423	$1,734	$1,069	$1,487
719 - 700	246	296	222	292
699 - 680	198	260	183	238
679 - 660	150	197	152	203
659 - 620	198	237	203	258
<620	273	336	285	356
Total mortgage loans receivable	$2,488	$3,060	$2,114	$2,834

(1)
FICO scores are updated on a quarterly basis; however, there were approximately $39 million and $49 million of one- to four-family loans at December 31, 2015 and 2014, respectively, and $3 million and $4 million of home equity loans, respectively, for which the updated FICO scores were not available. For these loans, the current FICO distribution included the most recent FICO scores where available, otherwise the original FICO score was used.

The average age of our mortgage loans receivable was 9.9 and 8.9 years at December 31, 2015 and 2014, respectively. Approximately 37% and 38% of our mortgage loans receivable were concentrated in California at December 31, 2015 and 2014, respectively. No other state had concentrations of mortgage loans that represented 10% or more of our mortgage loans receivable at December 31, 2015 and 2014.
Allowance for Loan Losses
The allowance for loan losses is management’s estimate of probable losses inherent in the loan portfolio at the balance sheet date, as well as the forecasted losses, including economic concessions to borrowers, over the estimated remaining life of loans modified as TDRs. The general allowance for loan losses includes a qualitative component to account for a variety of factors that present additional uncertainty that may not be fully considered in the quantitative loss model but are factors we believe may impact the level of credit losses. For additional information on management's estimate of the allowance for loan losses, see Summary of Critical Accounting Policies and Estimates.

The following table presents the allowance for loan losses by loan portfolio at December 31, 2015 and 2014 (dollars in millions):

	One- to Four-Family		Home Equity		Consumer and Other		Total
	December 31,		December 31,		December 31,		December 31,
	2015	2014	2015	2014	2015	2014	2015	2014
General reserve:
Quantitative component	$28	$11	$245	$281	$6	$9	$279	$301
Qualitative component	3	7	10	29	—	1	13	37
Specific valuation allowance	9	9	52	57	—	—	61	66
Total allowance for loan losses	$40	$27	$307	$367	$6	$10	$353	$404
Allowance as a % of loans receivable(1)	1.6%	0.9%	14.5%	12.9%	1.9%	2.1%	7.1%	6.3%

(1)	Allowance as a percentage of loans receivable is calculated based on the gross loans receivable including net unamortized premiums for each respective category.
Total loans receivable designated as held-for-investment decreased $1.4 billion during year ended December 31, 2015. The allowance for loan losses was $353 million, or 7% of total loans receivable, as of December 31, 2015 compared to $404 million, or 6% of total loans receivable, as of December 31, 2014, reflecting continued improvement in economic conditions, recoveries of previous charge-offs and loan portfolio run-off, offset by the impact of enhancements to our modeling practices for the allowance for loan losses during the year ended December 31, 2015. For additional information on management's estimate of the allowance for loan losses, see Summary of Critical Accounting Policies and Estimates.
Troubled Debt Restructurings
TDRs include two categories of loans: (1) loan modifications completed under our loss mitigation programs in which economic concessions were granted to borrowers experiencing financial difficulty, and (2) loans that have been charged-off based on the estimated current value of the underlying property less estimated selling costs due to bankruptcy notification even if the loan has not been modified under the Company’s programs. The following table shows total TDRs by category at December 31, 2015 and 2014 (dollars in millions):

	Loans Modified as TDRs(1)	Bankruptcy Loans	Total TDRs
December 31, 2015
One- to four-family	$170	$116	$286
Home equity	164	38	202
Total	$334	$154	$488
December 31, 2014
One- to four-family	$185	$131	$316
Home equity	169	48	217
Total	$354	$179	$533

(1)	Includes loans modified as TDRs that also had received a bankruptcy notification of $42 million at both December 31, 2015 and 2014.

The following table shows total TDRs by delinquency category at December 31, 2015 and 2014 (dollars in millions):

	TDRs Current	TDRs 30-89 Days Delinquent	TDRs 90-179 Days Delinquent	TDRs 180+ Days Delinquent	Total Recorded Investment in TDRs
December 31, 2015
One- to four-family	$212	$19	$8	$47	$286
Home equity	162	11	8	21	202
Total	$374	$30	$16	$68	$488
December 31, 2014
One- to four-family	$232	$24	$12	$48	$316
Home equity	178	14	6	19	217
Total	$410	$38	$18	$67	$533
TDRs on accrual status, which are current and have made six or more consecutive payments, were $226 million and $248 million at December 31, 2015 and 2014, respectively.
Troubled Debt Restructurings – Loan Modifications
We believe the distinction between loans modified as TDRs and total TDRs, which include bankruptcy loans, is important. Our loan modification programs focus on the mitigation of potential losses through making an economic concession to a borrower, whereas with loans for which we have received bankruptcy notification we have not taken any loss mitigation actions. The following table shows loans modified as TDRs by delinquency category at December 31, 2015 and 2014 (dollars in millions):

	Modifications Current	Modifications 30-89 Days Delinquent	Modifications 90-179 Days Delinquent	Modifications 180+ Days Delinquent	Total Recorded Investment in Modifications
December 31, 2015
One- to four-family	$138	$11	$5	$16	$170
Home equity	139	8	6	11	164
Total	$277	$19	$11	$27	$334
December 31, 2014
One- to four-family	$152	$14	$7	$12	$185
Home equity	145	10	5	9	169
Total	$297	$24	$12	$21	$354

The following table shows loans modified as TDRs and the specific valuation allowance by loan portfolio as well as the percentage of total expected losses at December 31, 2015 and 2014 (dollars in millions):

	Recorded Investment in Modifications before Charge-offs	Charge-offs	Recorded Investment in Modifications	Specific Valuation Allowance	Net Investment in Modifications	Specific Valuation Allowance as a % of Modifications	Total Expected Losses
December 31, 2015
One- to four-family	$216	$(46)	$170	$(9)	$161	5%	25%
Home equity	284	(120)	164	(52)	112	32%	61%
Total	$500	$(166)	$334	$(61)	$273	18%	45%
December 31, 2014
One- to four-family	$231	$(46)	$185	$(9)	$176	5%	24%
Home equity	305	(136)	169	(57)	112	34%	63%
Total	$536	$(182)	$354	$(66)	$288	19%	46%
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
Included in allowance for loan losses was a specific valuation allowance of $61 million and $66 million that was established for loans modified as TDRs at December 31, 2015 and 2014, respectively. The specific valuation allowance for these individually impaired loans represents the forecasted losses over the remaining life of the loan, including the economic concession to the borrower.
The total expected loss on loans modified as TDRs includes both the previously recorded charge-offs and the specific valuation allowance. Total expected losses on loans modified as TDRs as a percentage of total recorded investments in modifications before charge-offs decreased from 46% at December 31, 2014 to 45% at December 31, 2015.

Net Charge-offs
The following table provides an analysis of net charge-offs for the past five years (dollars in millions):

	Year Ended December 31,
	2015	2014	2013	2012	2011
Allowance for loan losses, beginning of period	$404	$453	$481	$823	$1,031
Provision (benefit) for loan losses	(40)	36	143	355	441
Charge-offs:
One- to four-family	(2)	(44)	(41)	(190)	(229)
Home equity	(31)	(65)	(157)	(517)	(457)
Consumer and other	(11)	(17)	(33)	(51)	(59)
Total charge-offs	(44)	(126)	(231)	(758)	(745)
Recoveries:(1)
One- to four-family	—	11	14	9	21
Home equity	26	24	34	40	58
Consumer and other	7	6	12	12	17
Total recoveries	33	41	60	61	96
Net charge-offs	(11)	(85)	(171)	(697)	(649)
Allowance for loan losses, end of period	$353	$404	$453	$481	$823
Net charge- offs to average loans receivable outstanding	0.2%	1.2%	1.8%	5.8%	4.4%

(1)	Recoveries include the impact of mortgage originator settlements.
The following table allocates the allowance for loan losses by loan category for the past five years (dollars in millions):

	December 31,
	2015		2014		2013		2012		2011
	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)
One- to four-family	$40	50.3%	$27	48.2%	$102	52.4%	$184	51.8%	$314	50.7%
Home equity	307	42.8	367	44.6	326	40.5	257	40.2	463	40.8
Consumer and other	6	6.9	10	7.2	25	7.1	40	8.0	46	8.5
Total allowance for loan losses	$353	100.0%	$404	100.0%	$453	100.0%	$481	100.0%	$823	100.0%

(1)	Represents percentage of loans receivable in the category to total loans receivable, excluding premiums (discounts).
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
Net charge-offs for the year ended December 31, 2015 compared to 2014 decreased by $74 million. The higher net charge-offs during the year ended December 31, 2014 were mainly due to a charge-off of $42 million related to our sale of one- to four-family loans modified as TDRs. Additionally, net charge-offs for the years ended December 31, 2015 and 2014 included $2 million and $11 million of benefit recorded from settlements with third party mortgage originators, respectively. The decrease in net charge-offs for the year ended December 31, 2015 compared to 2014 also reflected the improving economic conditions, as evidenced by home price improvement and portfolio run-off. The timing and magnitude of charge-offs are affected by many factors and we anticipate variability from quarter to quarter, particularly as home equity lines of credit convert to amortizing loans.
Delinquent Loans
We believe the distinction between loans delinquent 90 to 179 days and loans delinquent 180 days and greater is important as loans delinquent 180 days and greater have been written down to their expected recovery value, whereas loans delinquent 90 to 179 days have not (unless they are in process of bankruptcy or are modifications that have substantial doubt as to the borrower’s ability to repay the loan). We believe loans delinquent 90 to 179 days are an important measure because these loans will likely be charged off. Additional charge-offs on loans delinquent 180 days and greater are possible if home prices decline beyond current expectations, but we do not anticipate these charge-offs to be significant. The following table shows the comparative data for loans delinquent 90 to 179 days at December 31, 2015 and 2014 (dollars in millions):

	December 31,
	2015	2014
One- to four-family	$26	$28
Home equity	31	29
Consumer and other	1	1
Total loans delinquent 90-179 days	$58	$58
Loans delinquent 90-179 days as a percentage of gross loans receivable	1.2%	0.9%
In addition, we monitor loans in which a borrower’s current credit history casts doubt on their ability to repay a loan. We classify loans as special mention when they are between 30 and 89 days past due. The following table shows the comparative data for special mention loans at December 31, 2015 and 2014 (dollars in millions):

	December 31,
	2015	2014
One- to four-family	$72	$88
Home equity	52	60
Consumer and other	6	7
Total special mention loans	$130	$155
Special mention loans receivable as a percentage of gross loans receivable	2.6%	2.4%
The trend in special mention loan balances is generally indicative of the expected trend for charge-offs in future periods, as these loans have a greater propensity to migrate into nonaccrual status and ultimately charge-off. One- to four-family loans are generally secured in a first lien position by real estate assets, reducing the potential loss when compared to an unsecured loan. Home equity loans are generally secured by real estate assets; however, the majority of these loans are secured in a second lien position, which substantially increases the potential loss when compared to a first lien position. The loss severity of our second lien home equity loans was approximately 96% for the year ended December 31, 2015.

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

	December 31,
	2015	2014	2013	2012	2011
One- to four-family	$263	$294	$526	$639	$930
Home equity	154	165	164	248	281
Consumer and other	1	1	3	6	5
Total nonperforming loans receivable	418	460	693	893	1,216
Real estate owned and other repossessed assets, net	29	38	53	71	88
Total nonperforming assets, net	$447	$498	$746	$964	$1,304
Nonperforming loans receivable as a percentage of gross loans receivable	8.5%	7.2%	8.1%	8.4%	9.2%
One- to four-family allowance for loan losses as a percentage of one- to four-family nonperforming loans receivable	15.3%	9.1%	19.5%	28.8%	33.8%
Home equity allowance for loan losses as a percentage of home equity nonperforming loans receivable	198.8%	222.5%	198.3%	104.0%	164.6%
Consumer and other allowance for loan losses as a percentage of consumer and other nonperforming loans receivable	667.0%	774.6%	868.3%	617.2%	1,000.5%
Total allowance for loan losses as a percentage of total nonperforming loans receivable	84.6%	87.8%	65.4%	53.8%	67.7%
Nonperforming assets, net decreased by $51 million to $447 million at December 31, 2015 when compared to December 31, 2014. This decrease reflected continued improvement in economic conditions and loan portfolio run-off.
During the year ended December 31, 2015, we recognized $16 million of operating interest income on loans that were nonperforming at December 31, 2015. If our nonperforming loans at December 31, 2015 had been performing in accordance with their terms, we would have recorded additional operating interest income of approximately $15 million for the year ended December 31, 2015. At December 31, 2015 there were no commitments to lend additional funds to any of these borrowers.
Securities
We focus primarily on security type and credit rating to monitor credit risk in our securities portfolios. We consider securities backed by the U.S. government or its agencies to have low credit risk as the long-term debt rating of the U.S. government is AA+ by S&P and AAA by Moody’s and Fitch at December 31, 2015. The amortized cost of these securities accounted for over 99% of our total securities portfolio at December 31, 2015. We review the remaining debt securities that were not backed by the U.S. government or its agencies according to their credit ratings from S&P, Moody’s and Fitch where available. At December 31, 2015, all municipal bonds and corporate bonds were rated investment grade (defined as a rating equivalent to a Moody’s rating of "Baa3" or higher, or a S&P or Fitch rating of "BBB-" or higher).
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

Critical Accounting Estimates
We believe that certain accounting estimates are critical because they require complex and subjective judgments by management. Changes in these estimates or assumptions could materially impact our financial condition and results of operations, and actual results could differ from our estimates. Our critical accounting estimates are described below:
Allowance for Loan Losses
Description
The allowance for loan losses is management’s estimate of probable losses inherent in the loan portfolio as of the balance sheet date. In determining the adequacy of the allowance, we perform ongoing evaluations of the loan portfolio and loss forecasting assumptions. As of December 31, 2015, the allowance for loan losses was $353 million on $4.9 billion of total loans receivable designated as held-for-investment.
Judgments
Determining the adequacy of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain. Subsequent evaluations of the loan portfolio, in light of the factors then prevailing, may result in significant changes in the allowance for loan losses in future periods. For loans that are not TDRs, we establish a general allowance and evaluate the adequacy of the allowance for loan losses by loan portfolio segment: one- to four-family, home equity and consumer and other. For modified loans accounted for as TDRs that are valued using the discounted cash flow model, we establish a specific allowance by forecasting losses, including economic concessions to borrowers, over the estimated remaining life of these loans.
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
Total loans receivable designated as held-for-investment decreased $1.4 billion during the year ended December 31, 2015. The allowance for loan losses was $353 million, or 7% of total loans receivable, as of December 31, 2015 compared to $404 million, or 6% of total loans receivable, as of December 31, 2014. The decrease in the allowance for loan losses primarily resulted from the following factors:

•	better than expected loan performance, including favorable delinquency trends, faster prepayments across the portfolios and lower than expected defaults on balloon loans maturing; and

•	resolution of uncertainties related to servicer transfers, which drove the majority of the decrease in the qualitative component.
During the year ended December 31, 2015, we implemented a new loss forecasting model that better aligned to our run-off one- to four-family and home equity loan portfolios with loans approaching amortization resets. While there were no material changes in assumptions and methodologies in the new model and the implementation did not have a material impact on our allowance for loan losses, the implementation process triggered a re-evaluation of the time period of forecasted loan losses included in the general allowance. Based on our review of recent loan performance, current economic conditions and their impact on borrower behavior and the timing of default in the new model, we extended the loss emergence period from 12 months to 18 months for both portfolios. The extended emergence period resulted in approximately $40 million of additional allowance for loan losses as of December 31, 2015. The new loss forecasting model continues to be sensitive to key risk factors within our one- to four-family and home equity loan portfolios, which include but are not limited to loan type, delinquency history, LTV/CLTV ratio and borrowers’ credit scores and the forecasted loan losses are estimated based on these types of loan-level attributes. We utilize historical mortgage loan performance data to develop the forecast of delinquency and default for these risk segments.
During the year ended December 31, 2015, we also made the following enhancements to our quantitative allowance methodology for identifying higher risk loans in one- to four-family and home equity loan portfolios due to newly available performance information. These enhancements resulted in approximately $45 million of additional allowance as of December 31, 2015:

•
We extended the period of our forecasted loan losses captured within the general allowance to include the total probable loss over the remaining life on a subset of higher risk interest-only loans in the one- to four-family loan portfolio.

•	We further refined the criteria utilized in identifying higher risk home equity lines of credit for which we include the total probable loss over the remaining life within the general allowance.
The general allowance for loan losses also included a qualitative component to account for a variety of factors that present additional uncertainty that may not be fully considered in the quantitative loss model but are factors we believe may impact the level of credit losses. We utilize a qualitative factor framework whereby, on a quarterly basis, management assesses the risk associated with three primary sets of factors: external factors, internal factors, and portfolio specific factors. The uncertainty related to these factors may expand over time, temporarily increasing the qualitative component in advance of the more precise identification of these probable losses being captured within the quantitative component of the general allowance. The total qualitative component was $13 million and $37 million as of December 31, 2015 and December 31, 2014, respectively.
Effects if Actual Results Differ
It is difficult to estimate how potential changes in the quantitative and qualitative factors, including the impact of loans converting from interest only to amortizing loans or requiring borrowers to repay the loan in full at the end of the draw period, might impact the allowance for loan losses. Our underlying assumptions and judgments could prove to be inaccurate, which could materially impact our regulatory capital position and results of operations in future periods.
During the normal course of conducting examinations, our banking regulators, the OCC and Federal Reserve, continue to review our business and practices. This process is dynamic and ongoing and we cannot be certain that additional changes or actions will not result from their continuing review.
Asset Impairment
Description
In addition to the allowance for loan losses, management also utilizes estimates and assumptions when reviewing other assets for impairment in accordance with GAAP, including the assessments of goodwill and investment securities for impairment:

•
Goodwill is allocated to reporting units, which are components of the business that are operating segments or one level below operating segments. At December 31, 2015, all $1.8 billion of our goodwill was allocated to the retail brokerage reporting unit. In testing goodwill for impairment, the fair value of our reporting unit was estimated using a combination of the income and market approaches.

•
When evaluating available-for sale and held-to-maturity securities for impairment, management makes assumptions about its ability and intent to hold securities with unrealized losses until anticipated recovery and whether, based on that decision, an other-than-temporary impairment exists. As of December 31, 2015, our available-for-sale and held-to-maturity security portfolios included certain debt securities with gross unrealized losses of $257 million, 87% of which was in agency mortgage-backed securities.

Judgments
Estimating the fair value of reporting units in the goodwill impairment evaluation is a subjective process that involves the use of estimates and judgments. When using the cash flow approach, we utilize cash flow forecasts from our five year projections, discount rates and applicable control premiums. When using the market approach, we look at multiples of similar publicly traded companies.  The fair value analysis incorporates sensitivity analysis around key assumptions. Fair value as a percentage of book value of the retail brokerage reporting unit was approximately 350% as of December 31, 2015.
When determining whether an OTTI exists for securities with unrealized losses, management must consider its intent to hold a security to recovery as well as the likelihood of sales that involve legal, regulatory or operational requirements. For impaired debt securities that we do not intend to sell and it is not more likely than not that we will be required to sell before recovery of the security’s amortized cost basis, we use both qualitative and quantitative valuation measures to evaluate whether we expect to recover the entire amortized cost basis of the security.
Effects if Actual Results Differ
Based upon the results of our annual analysis, we have concluded that our goodwill balance is not impaired as of December 31, 2015. However, we could be exposed to increased risk of impairment if future operating results or macroeconomic conditions differ significantly from management’s current assumptions. Similarly, management intends to, and believes that we will be able to, hold our investments in unrealized loss positions until recovery and no OTTI was recognized during the year ended December 31, 2015. If management's assumptions change, we could have to record a pre-tax impairment loss equal to the amount of unrealized loss for the security.
Estimates of Effective Tax Rates, Deferred Taxes and Valuation Allowance
Description
In preparing the consolidated financial statements, we calculate income tax expense (benefit) based on our interpretation of the tax laws in the various jurisdictions where we conduct business. This requires us to estimate current tax obligations and the realizability of uncertain tax positions and to assess temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. These differences result in deferred tax assets and liabilities, the net amount of which we show as a single line item on the consolidated balance sheet. We must also assess the likelihood that the deferred tax assets will be realized. To the extent we believe that realization is not more likely than not, we establish a valuation allowance. When we establish a valuation allowance or increase this allowance, we generally record a corresponding income tax expense in the consolidated statement of income in the period of the change. Conversely, to the extent circumstances indicate that realization is more likely than not, the valuation allowance is decreased to the amount realizable, which generates an income tax benefit. At December 31, 2015 we had net deferred tax assets of $1.0 billion, net of a valuation allowance (on state and foreign country deferred tax assets) of $82 million.
Judgments
Management must make judgments to determine income tax expense (benefit), deferred tax assets and liabilities and any valuation allowance to be recorded against deferred tax assets. Changes in our estimates occur periodically due to changes in tax rates, changes in business operations, implementation of tax planning strategies, the expiration of relevant statutes of limitations, resolution with taxing authorities of uncertain tax positions and newly enacted statutory, judicial and regulatory guidance.
The most significant tax related judgment made by management was the determination of whether to provide for a valuation allowance against deferred tax assets. We are required to establish a valuation allowance for deferred tax assets and record a corresponding income tax expense if it is determined, based on evaluation of available evidence at the time the determination is made, that it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2015, we did not establish a valuation allowance against our federal deferred tax assets as we believe that it is more likely than not that all of these assets will be realized. If we were to conclude that a valuation allowance was required, the resulting loss could have a material adverse effect on our financial condition and results of operations.

Our evaluation of the need for a valuation allowance focused on identifying significant, objective evidence that we will be able to realize the deferred tax assets in the future. We determined that our expectations regarding future earnings are objectively verifiable due to various factors. One factor is the consistent profitability of the core business, the trading and investing segment, which has generated substantial income for each of the last 12 years, including through uncertain economic and regulatory environments. Our business is driven by brokerage customer activity and includes trading, brokerage related cash, margin lending, retirement and investing, and other brokerage related activities. These activities drive variable expenses that correlate to the volume of customer activity, which has resulted in stable, ongoing profitability. Another factor is the sustained profitability of the balance sheet management segment driven by various credit loss mitigation activities and improving economic conditions that benefited both our loan portfolio as well as the securities portfolio. We expect to utilize the majority of our existing federal deferred tax assets within the next three years.
We maintain a valuation allowance for certain of our state deferred tax assets as we have concluded that it is more likely than not that they will not be realized. At December 31, 2015, we had total state deferred tax assets, net of federal benefit, of approximately $177 million related to our state net operating loss carryforwards and temporary differences with a valuation allowance of $65 million against such net deferred tax assets.
Effects if Actual Results Differ
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
Accounting for Derivative Instruments
Description
We enter into derivative transactions primarily to protect against interest rate risk on the value of certain assets, liabilities and future cash flows. Accounting for derivatives differs significantly depending on whether a derivative is designated as a hedge based on the applicable accounting guidance and, if designated as a hedge, the type of hedge designation. Derivative instruments in hedging relationships that mitigate exposure to changes in the fair value of assets or liabilities are considered fair value hedges. Derivative instruments designated in hedging relationships that mitigate exposure to the variability in expected future cash flows or other forecasted transactions are considered cash flow hedges. In order to qualify for hedge accounting treatment, our documentation must indicate the intention to designate the derivative as a hedge of a specific asset or liability or a future cash flow at its inception. Effectiveness of the hedge relationship must be monitored throughout the hedge period.
Each derivative instrument is recorded on the consolidated balance sheet at fair value as a freestanding asset or liability. Fair value hedges are accounted for by recording the fair value of the derivative instrument and the fair value of the asset or liability being hedged on the consolidated balance sheet. Changes in the fair value of both (1) the derivative instrument and (2) the underlying assets or liabilities are recognized in the gains (losses) on securities and other line item in the consolidated statement of income. Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the consolidated balance sheet. The effective portion of the change in fair value of the derivative instrument in a cash flow hedge is reported as a component of accumulated other comprehensive loss, net of tax in the consolidated balance sheet, for both active and terminated hedges. Amounts are reclassified from accumulated other comprehensive loss into net operating interest income as a yield adjustment in the same period the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivative instrument in a cash flow hedge is reported in the gains (losses) on securities and other line item in the consolidated statement of income.
Judgments
Cash flow hedge relationships are treated as effective hedges as long as the hedged forecasted transactions remain probable of occurring and the hedges continue to meet the requirements of the applicable accounting guidance. At December 31, 2014, accumulated other comprehensive loss attributable to cash flow hedges, pre-tax, was $422 million. These cash flow hedges were used to hedge the forecasted transactions related to repurchase agreements and

FHLB advances. Following E*TRADE Clearing's move out from under E*TRADE Bank on July 1, 2015, we evaluated the sufficiency of our capital and liquidity position and, in early September, management and the Board of Directors concluded that E*TRADE Bank would deploy excess capital to terminate the $4.4 billion of legacy wholesale funding obligations. As the Company's intent changed and the hedged forecasted transactions became probable of not occurring, the Company reclassified $370 million of pre-tax losses on cash flow hedges from accumulated other comprehensive loss into earnings during 2015.
Effects if Actual Results Differ
If our hedging strategies were to no longer meet the criteria for applying hedge accounting, we could no longer apply hedge accounting and our reported results would be significantly affected, which could have a material adverse effect on our regulatory capital position and results of operations.
Fair Value Measurements
Description
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As of December 31, 2015, 28% and less than 1% of total assets and total liabilities, respectively, represented financial instruments measured at fair value on a recurring basis. Certain other assets are recorded at fair value on a nonrecurring basis: 1) one- to four-family and home equity loans in which the amount of the loan balance in excess of the estimated current value of the underlying property less estimated selling costs has been charged-off; and 2) real estate owned that is carried at the lower of the property's carrying value or fair value less estimated selling costs. In addition, 64% and 99% of total assets and total liabilities, respectively, represented financial instruments not carried at fair value on the consolidated balance sheet.
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
Judgments
As of December 31, 2015, none of our assets or liabilities measured at fair value on a recurring basis were categorized as Level 3 and $89 million of our assets measured at fair value on a nonrecurring basis were categorized as Level 3. In addition, our $4.9 billion loan portfolio was categorized as Level 3 for disclosure purposes as of December 31, 2015. While the fair value estimates of Level 3 instruments utilized observable inputs where available, the valuations included significant management judgment in determining the relevance and reliability of valuation information considered.
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

Required Disclosure	Page
Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Operating Interest Differential
Average Balance Sheet and Analysis of Net Interest Income	31
Net Operating Interest Income—Volumes and Rates Analysis	79
Investment Portfolio
Investment Portfolio—Book Value and Fair Value	81
Investment Portfolio Maturity	82
Loan Portfolio
Loans by Type	80
Loan Maturities	80
Loan Sensitivities	80
Risk Elements
Nonaccrual, Past Due and Restructured Loans	72
Past Due Interest	71
Policy for Nonaccrual	102
Potential Problem Loans	71
Summary of Loan Loss Experience
Analysis of Allowance for Loan Losses	70
Allocation of the Allowance for Loan Losses	70
Deposits
Average Balance and Average Rates Paid	31
Time Deposit Maturities	136
Time Deposits in Excess of the FDIC Deposit Insurance Coverage Limits	136
Return on Equity and Assets	32
Short-Term Borrowings	83

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

	2015 Compared to 2014 Increase (Decrease) Due To			2014 Compared to 2013 Increase (Decrease) Due To
	Volume	Rate	Total	Volume	Rate	Total
Enterprise interest-earning assets:
Loans(1)	$(67)	$—	$(67)	$(93)	$(5)	$(98)
Available-for-sale securities	(5)	(39)	(44)	(7)	16	9
Held-to-maturity securities	26	(8)	18	43	30	73
Margin receivables	15	(3)	12	54	(14)	40
Cash and equivalents	—	1	1	—	(1)	(1)
Segregated cash	—	—	—	1	—	1
Securities borrowed and other	(17)	34	17	(3)	50	47
Total enterprise interest-earning assets(2)	(48)	(15)	(63)	(5)	76	71
Enterprise interest-bearing liabilities:
Deposits	—	(4)	(4)	—	(5)	(5)
Customer payables	—	(3)	(3)	—	(1)	(1)
Securities sold under agreements to repurchase	(42)	(12)	(54)	(15)	(10)	(25)
FHLB advances and other borrowings	(13)	(4)	(17)	—	(3)	(3)
Securities loaned and other	—	3	3	—	—	—
Total enterprise interest-bearing liabilities	(55)	(20)	(75)	(15)	(19)	(34)
Change in enterprise net interest income	$7	$5	$12	$10	$95	$105

(1)
Nonaccrual loans are included in the average loan balances. Interest payments received on nonaccrual loans are recognized on a cash basis in operating interest income until it is doubtful that full payment will be collected, at which point payments are applied to principal.

(2)	Amount includes a taxable equivalent increase in operating interest income of $1 million for each of the years ended December 31, 2015, 2014 and 2013.

Lending Activities
The following table presents the balance and associated percentage of each major loan category (dollars in millions):

	December 31,
	2015		2014		2013		2012		2011
	Balance	%	Balance	%	Balance	%	Balance	%	Balance	%
One- to four-family	$2,488	50.3%	$3,060	48.2%	$4,475	52.5%	$5,442	51.8%	$6,616	50.7%
Home equity	2,114	42.8	2,834	44.6	3,454	40.4	4,224	40.2	5,329	40.8
Consumer and other:	341	6.9	455	7.2	602	7.1	845	8.0	1,113	8.5
Total loans receivable	4,943	100.0%	6,349	100.0%	8,531	100.0%	10,511	100.0%	13,058	100.0%
Adjustments:
Premiums (discounts) and deferred fees on loans	23		34		45		69		98
Allowance for loan losses	(353)		(404)		(453)		(481)		(823)
Total adjustments	(330)		(370)		(408)		(412)		(725)
Loans receivable, net	$4,613		$5,979		$8,123		$10,099		$12,333
The following table shows the contractual maturities of the loan portfolio at December 31, 2015, including scheduled principal repayments. This table does not, however, include any estimate of prepayments. These prepayments could significantly shorten the average loan lives and cause the actual timing of the loan repayments to differ from those shown in the following table (dollars in millions):

	Due in(1)
	< 1 Year	1-5 Years	>5 Years	Total
One- to four-family	$81	$356	$2,051	$2,488
Home equity	97	442	1,575	2,114
Consumer and other	40	182	119	341
Total loans receivable	$218	$980	$3,745	$4,943

(1)	Estimated scheduled principal repayments are calculated using weighted-average interest rate and weighted-average remaining maturity of each loan portfolio.
The following table shows the distribution of those loans that mature in more than one year between fixed and adjustable interest rate loans at December 31, 2015 (dollars in millions):

	Interest Rate Type
	Fixed	Adjustable	Total
One- to four-family	$366	$2,041	$2,407
Home equity	355	1,662	2,017
Consumer and other	301	—	301
Total loans receivable	$1,022	$3,703	$4,725
Securities
Our investment portfolio includes a mortgage-backed securities portfolio, other debt securities and equity securities that are classified into the following categories: available-for-sale or held-to-maturity.
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
Our other debt securities include agency debt securities guaranteed by the Small Business Administration, agency debentures which are unsecured senior debt offered by Fannie Mae, Freddie Mac and other government agencies and U.S. Treasuries.
Available-for-sale securities are carried at fair value with the unrealized gains and losses reflected as a component of accumulated other comprehensive income. Held-to-maturity securities are carried at amortized cost based on the Company’s positive intent and ability to hold these securities to maturity.
The following table shows the amortized cost and fair value of securities that we held and classified as available-for-sale or held-to-maturity (dollars in millions):

	December 31,
	2015		2014		2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale securities:
Debt securities:
Mortgage-backed securities:
Agency mortgage-backed securities and CMOs	$11,888	$11,763	$11,156	$11,164	$12,505	$12,236
Non-agency CMOs	—	—	—	—	17	14
Total mortgage-backed securities	11,888	11,763	11,156	11,164	12,522	12,250
Agency debentures	551	557	620	648	520	466
U.S. Treasuries	147	143	—	—	—	—
Agency debt securities	55	55	487	499	832	831
Municipal bonds	35	35	40	40	42	40
Corporate bonds	5	4	5	4	6	5
Total debt securities	12,681	12,557	12,308	12,355	13,922	13,592
Publicly traded equity securities(1)	33	32	33	33	—	—
Total available-for-sale securities	$12,714	$12,589	$12,341	$12,388	$13,922	$13,592
Held-to-maturity securities:
Agency mortgage-backed securities and CMOs	$10,353	$10,444	$9,793	$9,971	$8,359	$8,293
Agency debentures	127	125	164	166	164	168
Agency debt securities	2,523	2,544	2,281	2,329	1,658	1,631
Other non-agency debt securities	10	10	10	10	—	—
Total held-to-maturity securities	$13,013	$13,123	$12,248	$12,476	$10,181	$10,092

(1)	Publicly traded equity securities consisted of investments in a mutual fund related to the Community Reinvestment Act.

The following table shows the scheduled maturities, carrying values and current yields for the Company’s available-for-sale and held-to-maturity investment portfolio at December 31, 2015 (dollars in millions):

	Within One Year		One to Five Years		Five to Ten Years		After Ten Years		Total
	Balance Due	Weighted Average Yield	Balance Due	Weighted Average Yield	Balance Due	Weighted Average Yield	Balance Due	Weighted Average Yield	Balance Due	Weighted Average Yield
Available-for-sale debt securities:
Agency mortgage-backed securities and CMOs	$—	—	$41	2.10%	$2,400	2.62%	$9,447	2.48%	$11,888	2.51%
Agency debentures	—	—	—	—	8	2.41%	543	3.74%	551	3.72%
U.S. Treasuries	—	—	—	—	—	—	147	2.81%	147	2.81%
Agency debt securities	—	—	—	—	—	—	55	2.71%	55	2.71%
Municipal bonds	—	—	—	—	—	—	35	3.97%	35	3.97%
Corporate bonds	—	—	—	—	—	—	5	0.83%	5	0.83%
Total available-for-sale debt securities	$—		$41		$2,408		$10,232		$12,681
Held-to-maturity debt securities:
Agency mortgage-backed securities and CMOs	$33	2.59%	$1,065	3.18%	$2,270	2.92%	$6,985	3.14%	$10,353	3.09%
Agency debentures	—	—	9	1.88%	118	2.79%	—	—	127	2.73%
Agency debt securities	—	—	92	3.21%	1,223	2.77%	1,208	2.87%	2,523	2.84%
Other non-agency debt securities	10	1.49%	—	—	—	—	—	—	10	1.49%
Total held-to-maturity debt securities	$43		$1,166		$3,611		$8,193		$13,013
Borrowings
Deposits represent our most significant and stable source of funding. In addition, we have utilized trust preferred securities and wholesale funding sources such as FHLB advances and repurchase agreements.
We are a member of, and own capital stock in, the FHLB system. The FHLB provides us with reserve credit capacity and authorizes us to apply for advances based on the security of pledged mortgage loans and other assets—principally securities that are obligations of, or guaranteed by, the U.S. Government—provided we meet certain creditworthiness standards.
We also have raised funds by entering into agreements to repurchase the same or similar securities. The counterparties to these agreements hold the securities in custody. We account for repurchase agreements as borrowings and secure them with designated fixed- and variable-rate debt securities. We also participated in the Federal Reserve Bank’s term investment option and treasury, tax and loan borrowing programs. We have used the proceeds from these transactions to meet our cash flow or asset/liability matching needs. The Company terminated $4.4 billion of repurchase agreements and FHLB advances during 2015, but may continue utilizing these funding sources for short term liquidity and contingency funding requirements.
The following table sets forth information regarding the weighted-average interest rates and the highest and average month-end balances of repurchase agreements, FHLB advances and trust preferred securities (dollars in millions):

	Ending Balance	Weighted- Average Interest Rate (1)	Maximum Amount at Month-End	Weighted-Average
				Balance	Interest Rate (2)
At or for the year ended December 31, 2015:
Securities sold under agreements to repurchase	$82	0.14%	$3,829	$2,490	2.76%
FHLB advances	$—	—%	$884	$588	5.50%
Trust preferred securities	$409	3.04%	$428	$422	3.09%
At or for the year ended December 31, 2014:
Securities sold under agreements to repurchase	$3,672	0.44%	$4,920	$3,993	3.07%
FHLB advances	$871	0.39%	$871	$860	6.06%
Trust preferred securities	$428	2.92%	$428	$428	3.03%
At or for the year ended December 31, 2013:
Securities sold under agreements to repurchase	$4,543	0.57%	$4,599	$4,466	3.32%
FHLB advances	$851	0.39%	$1,191	$859	6.43%
Trust preferred securities	$428	2.93%	$428	$428	3.07%

(1)	Weighted-average interest rates are based on ending balances and exclude hedging costs.

(2)	Weighted-average interest rates are based on average balances and include hedging costs.

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
DIF—Depositors Insurance Fund.
Earnings at Risk ("EAR")—The sensitivity of GAAP earnings to changes in interest rates over a twelve month horizon. It is a short-term measurement of interest rate risk and does not consider risks beyond the simulation time horizon. In addition, it requires reinvestment, funding, and hedging assumptions for the horizon.
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
E*TRADE Savings Bank—a federally chartered savings bank that is wholly-owned by E*TRADE Bank.

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
Interest Rate Risk
Our exposure to interest rate risk is related primarily to interest-earning assets and interest-bearing liabilities. Managing interest rate risk is essential to profitability. The primary objective of the management of interest rate risk is to control exposure to interest rates within the Board-approved limits and with limited exposure to earnings volatility resulting from interest rate fluctuations. Our general strategies to manage interest rate risk include balancing variable-rate and fixed-rate assets and liabilities and utilizing derivatives in a way that reduces overall exposure to changes in interest rates. Exposure to interest rate risk requires management to make complex assumptions regarding maturities, market interest rates and customer behavior. Changes in interest rates, including the following, could impact interest income and expense:

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
Exposure to interest rate risk is dependent upon the distribution and composition of interest-earning assets, interest-bearing liabilities and derivatives. The differing risk characteristics of each product are managed to mitigate our exposure to interest rate fluctuations. At December 31, 2015, 91% of our total assets were enterprise interest-earning assets and we had no securities classified as trading.
At December 31, 2015, approximately 59% of total assets were residential real estate loans and available-for-sale and held-to-maturity mortgage-backed securities. The values of these assets are sensitive to changes in interest rates, as well as expected prepayment levels. As interest rates increase, fixed rate residential mortgages and mortgage-backed securities tend to exhibit lower prepayments. The inverse is true in a falling rate environment.
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
Our liability structure consists of two central sources of funding: deposits and customer payables. Deposit products, including sweep deposit accounts, complete savings accounts, checking accounts and other money market and savings accounts, as well as customer payables, re-price at management’s discretion. We may continue utilizing wholesale funding sources for short-term liquidity and contingency funding requirements.
Derivative Instruments
We use derivative instruments to help manage interest rate risk using designated hedge relationships. Interest rate swaps involve the exchange of fixed-rate and variable-rate interest payments between two parties based on a contractual underlying notional amount, but do not involve the exchange of the underlying notional amounts. Option products are utilized primarily to offset the market value changes resulting from the prepayment dynamics of the mortgage portfolio, as well as to protect against increases in funding costs. The types of options employed include interest rate caps ("Caps"), "Payor Swaptions" and "Receiver Swaptions." Caps mitigate the market risk associated with increases in interest rates. Similarly, Payor and Receiver Swaptions mitigate the market risk associated with the respective increases and decreases in interest rates. See derivative instruments discussion in Note 7—Accounting for Derivative Instruments and Hedging Activities in Item 8. Financial Statements and Supplementary Data.
Scenario Analysis
Scenario analysis is an advanced approach to estimating interest rate risk exposure. The ALCO monitors interest rate risk using the Economic Value of Equity (“EVE”) approach and the Earnings-at-Risk (“EAR”) approach. Prior to the move of E*TRADE Clearing out from under E*TRADE Bank in July 2015, interest rate risk was monitored at the E*TRADE Bank level, as E*TRADE Bank had nearly 100% of interest-earning assets and 99% of interest-bearing liabilities. After this move, interest rate risk is also monitored at the consolidated level, which also includes corporate debt.
Under the EVE approach, the present value of all existing interest-earning assets, interest-bearing liabilities, derivatives and forward commitments are estimated and then combined to produce an EVE figure. EVE is a long-term sensitivity measure of interest rate risk. The approach values only the current balance sheet in which the most significant assumptions are the prepayment rates of the loan portfolio and mortgage-backed securities and the repricing of deposits. This approach does not incorporate assumptions related to business growth, or liquidation and re-investment of instruments. This approach provides an indicator of future earnings and capital levels because changes in EVE indicate the anticipated change in the value of future cash flows. The sensitivity of this value to changes in interest rates is then determined by applying alternative interest rate scenarios. The change in EVE amounts fluctuate based on instantaneous parallel shifts in interest rates primarily due to the change in timing of cash flows in the Company’s residential loan and mortgage-backed securities portfolios. Expected prepayment rates on residential mortgage loans and mortgage-backed securities increase as interest rates decline. In a rising interest rate environment, expected prepayment rates decrease. Changes in EVE sensitivity at E*TRADE Bank from December 31, 2014 to December 31, 2015 were also driven by balance sheet management decisions, including the termination of our legacy wholesale funding obligations, as well as by the move of E*TRADE Clearing out from under E*TRADE Bank.
EAR is a short-term sensitivity measure of interest rate risk and illustrates the impact of alternative interest rate scenarios on net interest income, including corporate interest expense, over a twelve month time frame. In measuring the sensitivity of net interest income to changes in interest rates, we assume instantaneous parallel interest rate shocks applied to the forward curve. In addition, we assume that cash flows from loan payoffs are reinvested in mortgage-backed securities, we exclude revenue from off-balance sheet customer assets and we assume no balance sheet growth. Changes in EAR sensitivity at E*TRADE Bank from December 31, 2014 to December 31, 2015 were predominantly driven by the move of E*TRADE Clearing out from under E*TRADE Bank.
The sensitivity of EAR and EVE at the consolidated E*TRADE Financial level at December 31, 2015 is as follows (dollars in millions):

Instantaneous Parallel Change in Interest Rates (basis points) (1)	Economic Value of Equity		Earnings-at-Risk
	December 31, 2015		December 31, 2015
	Amount	Percentage	Amount	Percentage
+200	$(148)	(2.6)%	$178	15.8%
+100	$58	1.0%	$116	10.3%
-50	$(107)	(1.9)%	$(64)	(5.7)%
The sensitivity of EAR and EVE at the E*TRADE Bank level at December 31, 2015 and 2014 is as follows (dollars in millions):

Instantaneous Parallel Change in Interest Rates (basis points) (1)	Economic Value of Equity				Earnings-at-Risk
	December 31, 2015		December 31, 2014		December 31, 2015		December 31, 2014
	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
+200	$(433)	(9.2)%	$(353)	(6.6)%	$48	5.7%	$126	12.3%
+100	$(87)	(1.8)%	$(127)	(2.4)%	$51	6.1%	$72	7.1%
-50	$(33)	(0.7)%	$6	0.1%	$(36)	(4.3)%	$(18)	(1.7)%
(1) These scenario analyses assume a balance sheet size as of December 31, 2015. Any changes in size would cause the amounts to vary.
We actively manage interest rate risk positions. As interest rates change, we will adjust our strategy and mix of assets, liabilities and derivatives to optimize our position. For example, a 100 basis points increase in rates may not result in a change in value as indicated above. We compare the instantaneous parallel shift in interest rate changes in EVE and EAR to the established limits set by the Board of Directors in order to assess interest rate risk on a monthly basis. In the event that the percentage change in EVE or EAR exceeds the Board limits, our Chief Executive Officer, Chief Risk Officer, Chief Financial Officer and Treasurer must all be promptly notified in writing and decide upon a plan of remediation. In addition, the Board of Directors must be promptly notified of the exception and the planned resolution. At December 31, 2015, the EVE and EAR percentage changes were within our Board limits.
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

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

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
Management conducted an assessment of the effectiveness of the Company's internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in "Internal Control-Integrated Framework (2013)." Based on this assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2015 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.
E*TRADE Financial Corporation’s Independent Registered Public Accounting Firm, Deloitte & Touche LLP, has issued an audit report regarding on the Company’s internal control over financial reporting, which appears on the next page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
E*TRADE Financial Corporation
New York, New York

We have audited the internal control over financial reporting of E*TRADE Financial Corporation and subsidiaries (the "Company") as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2015 of the Company and our report dated February 24, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ Deloitte & Touche LLP

McLean, Virginia
February 24, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
E*TRADE Financial Corporation
New York, New York

We have audited the accompanying consolidated balance sheets of E*TRADE Financial Corporation and subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income (loss), shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of E*TRADE Financial Corporation and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2016 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

McLean, Virginia
February 24, 2016

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(In millions, except share data and per share amounts)

	Year Ended December 31,
	2015	2014	2013
Revenue:
Operating interest income	$1,215	$1,279	$1,207
Operating interest expense	(129)	(205)	(238)
Net operating interest income	1,086	1,074	969
Commissions	424	456	420
Fees and service charges	210	200	168
Principal transactions	—	10	73
Gains (losses) on securities and other	(331)	36	61
Other-than-temporary impairment ("OTTI")	—	—	(1)
Less: noncredit portion of OTTI recognized into (out of) other comprehensive income (loss) (before tax)	—	—	(2)
Net impairment	—	—	(3)
Other revenues	39	38	35
Total non-interest income (loss)	342	740	754
Total net revenue	1,428	1,814	1,723
Provision (benefit) for loan losses	(40)	36	143
Operating expense:
Compensation and benefits	466	412	363
Advertising and market development	124	120	108
Clearing and servicing	95	94	124
FDIC insurance premiums	41	79	104
Professional services	103	112	85
Occupancy and equipment	88	79	73
Communications	90	71	69
Depreciation and amortization	81	78	89
Amortization of other intangibles	20	22	24
Impairment of goodwill	—	—	142
Restructuring and other exit activities	17	8	28
Other operating expenses	82	70	66
Total operating expense	1,207	1,145	1,275
Income before other income (expense) and income tax expense (benefit)	261	633	305
Other income (expense):
Corporate interest expense	(65)	(113)	(114)
Losses on early extinguishment of debt	(112)	(71)	—
Other	7	3	4
Total other income (expense)	(170)	(181)	(110)
Income before income tax expense (benefit)	91	452	195
Income tax expense (benefit)	(177)	159	109
Net income	$268	$293	$86
Basic earnings per share	$0.92	$1.02	$0.30
Diluted earnings per share	$0.91	$1.00	$0.29
Shares used in computation of per share data:
Basic (in thousands)	290,762	288,705	286,991
Diluted (in thousands)	295,011	294,103	292,589
See accompanying notes to consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Year Ended December 31,
	2015	2014	2013
Net income	$268	$293	$86
Other comprehensive income (loss)
Available-for-sale securities:
Noncredit portion of OTTI reclassification (into) out of other comprehensive income (loss), net(1)	—	—	1
Unrealized gains (losses), net(2)	(84)	193	(261)
Reclassification into earnings, net(3)	(24)	(26)	(37)
Net change from available-for-sale securities	(108)	167	(297)
Cash flow hedging instruments:
Unrealized gains (losses), net(4)	(10)	(39)	67
Reclassification into earnings, net(5)	271	76	87
Net change from cash flow hedging instruments	261	37	154
Foreign currency translation gains (losses), net	(3)	—	—
Other comprehensive income (loss)	150	204	(143)
Comprehensive income (loss)	$418	$497	$(57)

(1)	Amount is net of benefit from income taxes of less than $1 million for the year ended December 31, 2013.

(2)
Amounts are net of benefit from income taxes of $52 million for the year ended December 31, 2015, net of provision for income taxes of $117 million for the year ended December 31, 2014, and net of benefit from income taxes of $156 million for the year ended December 31, 2013.

(3)	Amounts are net of provision for income taxes of $15 million, $16 million and $23 million for the years ended December 31, 2015, 2014 and 2013, respectively.

(4)
Amounts are net of benefit from income taxes of $7 million and $29 million for the years ended December 31, 2015 and 2014, respectively, and net of provision for income taxes of $33 million for the year ended December, 2013.

(5)	Amounts are net of benefit from income taxes of $168 million, $49 million and $52 million for the years ended December 31, 2015, 2014 and 2013, respectively.
See accompanying notes to the consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(In millions, except share data)

	December 31,
	2015	2014
ASSETS
Cash and equivalents	$2,233	$1,783
Cash required to be segregated under federal or other regulations	1,057	555
Available-for-sale securities	12,589	12,388
Held-to-maturity securities (fair value of $13,123 and $12,476 at December 31, 2015 and December 31, 2014, respectively)	13,013	12,248
Receivables from brokers, dealers and clearing organizations	520	884
Margin receivables	7,398	7,675
Loans receivable, net (net of allowance for loan losses of $353 and $404 at December 31, 2015 and December 31, 2014, respectively)	4,613	5,979
Property and equipment, net	236	245
Goodwill	1,792	1,792
Other intangibles, net	174	194
Deferred tax assets, net	1,033	951
Other assets	769	836
Total assets	$45,427	$45,530
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$29,445	$24,890
Payables to brokers, dealers and clearing organizations	1,576	1,699
Customer payables	6,544	6,455
Other borrowings	491	4,971
Corporate debt	997	1,366
Other liabilities	575	774
Total liabilities	39,628	40,155
Commitments and contingencies (see Note 19)
Shareholders’ equity:
Common stock, $0.01 par value, shares authorized: 400,000,000 at December 31, 2015 and 2014; shares issued and outstanding: 291,335,241 and 289,272,576 at December 31, 2015 and 2014, respectively	3	3
Additional paid-in-capital	7,356	7,350
Accumulated deficit	(1,461)	(1,729)
Accumulated other comprehensive loss	(99)	(249)
Total shareholders’ equity	5,799	5,375
Total liabilities and shareholders’ equity	$45,427	$45,530
See accompanying notes to the consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In millions)

			Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Common Stock
	Shares	Amount
Balance, December 31, 2012	286	$3	$7,319	$(2,108)	$(310)	$4,904
Net income	—	—	—	86	—	86
Other comprehensive loss	—	—	—	—	(143)	(143)
Exercise of stock options and related tax effects	—	—	(4)	—	—	(4)
Issuance of restricted stock, net of forfeitures and retirements to pay taxes	1	—	(7)	—	—	(7)
Share-based compensation	—	—	20	—	—	20
Balance, December 31, 2013	287	$3	$7,328	$(2,022)	$(453)	$4,856
Net income	—	—	—	293	—	293
Other comprehensive income	—	—	—	—	204	204
Conversion of convertible debentures	1	—	5	—	—	5
Exercise of stock options and related tax effects	—	—	6	—	—	6
Issuance of restricted stock, net of forfeitures and retirements to pay taxes	1	—	(13)	—	—	(13)
Share-based compensation	—	—	24	—	—	24
Balance, December 31, 2014	289	$3	$7,350	$(1,729)	$(249)	$5,375
Net income	—	—	—	268	—	268
Other comprehensive income	—	—	—	—	150	150
Conversion of convertible debentures	3	—	30	—	—	30
Exercise of stock options and related tax effects	—	—	2	—	—	2
Repurchases of common stock	(2)	—	(50)	—	—	(50)
Issuance of restricted stock, net of forfeitures and retirements to pay taxes	1	—	(10)	—	—	(10)
Share-based compensation	—	—	34	—	—	34
Balance at December 31, 2015	291	$3	$7,356	$(1,461)	$(99)	$5,799

See accompanying notes to the consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CASH FLOWS (In millions)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$268	$293	$86
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (benefit) for loan losses	(40)	36	143
Depreciation and amortization (including discount amortization and accretion)	325	331	395
Losses (gains) on securities and other	331	(36)	(61)
Impairment of goodwill	—	—	142
Losses on early extinguishment of debt	37	6	—
Share-based compensation	34	24	20
Deferred taxes expense (benefit)	(176)	155	107
Other	(6)	(2)	(1)
Net effect of changes in assets and liabilities:
Decrease (increase) in cash required to be segregated under federal or other regulations	(502)	511	(689)
Decrease (increase) in receivables from brokers, dealers and clearing organizations	364	(24)	(182)
Decrease (increase) in margin receivables	277	(1,322)	(549)
Increase (decrease) in payables to brokers, dealers and clearing organizations	(123)	593	227
Increase in customer payables	89	145	1,345
Proceeds from sales and repayments of loans held-for-sale	—	11	15
Decrease (increase) in other assets	(22)	(132)	215
Increase (decrease) in other liabilities	(24)	112	(96)
Net cash provided by operating activities	832	701	1,117
Cash flows from investing activities:
Purchases of available-for-sale securities	(6,150)	(1,564)	(7,042)
Proceeds from sales of available-for-sale securities	3,905	1,855	3,856
Proceeds from maturities of and principal payments on available-for-sale securities	1,667	1,468	2,407
Purchases of held-to-maturity securities	(2,614)	(3,209)	(2,527)
Proceeds from maturities of and principal payments on held-to-maturity securities	1,788	1,144	1,828
Proceeds from sale of loans	40	813	—
Net decrease in loans receivable	1,337	1,273	1,724
Capital expenditures for property and equipment	(70)	(87)	(47)
Proceeds and cash transferred from sale of G1 Execution Services, LLC	—	67	—
Proceeds from sale of real estate owned and repossessed assets	28	37	62
Net cash flow from derivatives hedging assets	(2)	(15)	19

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CASH FLOWS—(Continued) (In millions)

	Year Ended December 31,
	2015	2014	2013
Other	73	(69)	6
Net cash provided by investing activities	2	1,713	286
Cash flows from financing activities:
Net increase (decrease) in deposits	$4,555	$(1,081)	$(2,422)
Net increase (decrease) in securities sold under agreements to repurchase	(3,590)	(871)	88
Advances from FHLB	960	730	2,180
Payments on advances from FHLB	(1,880)	(730)	(2,180)
Net proceeds from issuance of senior notes	460	540	—
Payments on senior notes	(800)	(940)	—
Repurchases of trust preferred securities	(15)	—	—
Repurchases of common stock	(50)	—	—
Net cash flow from derivatives hedging liabilities	(16)	(170)	5
Other	(8)	53	2
Net cash used in financing activities	(384)	(2,469)	(2,327)
Increase (decrease) in cash and equivalents	450	(55)	(924)
Cash and equivalents, beginning of period	1,783	1,838	2,762
Cash and equivalents, end of period	$2,233	$1,783	$1,838
Supplemental disclosures:
Cash paid for interest	$212	$318	$277
Cash paid for income taxes, net of refunds	$8	$—	$2
Non-cash investing and financing activities:
Transfers of loans held-for-investment to loans held-for-sale	$39	$795	$41
Transfers from loans to other real estate owned and repossessed assets	$27	$53	$75
Transfers from other real estate owned and repossessed assets to loans	$—	$16	$—
Conversion of convertible debentures to common stock	$30	$5	$—
Reclassification of market making business assets and liabilities to business held-for-sale	$—	$—	$79

See accompanying notes to the consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization—E*TRADE Financial Corporation is a financial services company that provides brokerage and related products and services primarily to individual retail investors under the brand "E*TRADE Financial." The Company also provides investor-focused banking products, primarily sweep deposits, to retail investors. The Company’s most significant, wholly-owned subsidiaries are described below:

•	E*TRADE Securities is a registered broker-dealer and is the primary provider of brokerage products and services to the Company’s customers;

•	E*TRADE Clearing is the clearing firm for the Company’s brokerage subsidiaries and its main purpose is to clear and settle securities transactions for customers of E*TRADE Securities;

•
E*TRADE Bank is a federally chartered savings bank utilized by E*TRADE's broker-dealers to maximize the value of customer deposits. It provides the Company's customers with FDIC insurance on a certain amount of customer deposits and provides other banking products to its customers; and

•	E*TRADE Financial Corporate Services is the provider of software and services for managing equity compensation plans to the Company's corporate customers.
As of December 31, 2015, the Company's two U.S. broker-dealers, E*TRADE Clearing and E*TRADE Securities, were no longer operating subsidiaries of E*TRADE Bank. E*TRADE Securities was moved out from under E*TRADE Bank in February 2015 and E*TRADE Clearing was moved out from under E*TRADE Bank in July 2015. This revised organizational structure provides increased capital flexibility as it enables the Company to dividend excess regulatory capital at the broker-dealers to the parent company with proper regulatory notifications.
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
The Company's consolidated financial statements are prepared in accordance with U.S. GAAP. Intercompany accounts and transactions are eliminated in consolidation. These consolidated financial statements reflect all adjustments, which are all normal and recurring in nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented.
The Company updated the presentation of its consolidated balance sheet and income statement line items, as follows, primarily as a result of the change in composition of its balance sheet after the termination of its wholesale funding obligations. Prior periods have been reclassified to conform to the current period presentation:

•	Reclassified the revenue earned on customer assets held by third parties from operating interest income to fees and service charges;

•	Reclassified certain receivables from other assets to receivables from brokers, dealers, and clearing organizations;

•	Reclassified the Company’s investment in FHLB stock to other assets;

•	Reclassified net deferred tax assets from other assets to deferred tax assets, net;

•	Reclassified certain payables from other liabilities to payables to brokers, dealers, and clearing organizations;

•	Renamed FHLB advances and other borrowings to other borrowings; and

•	Reclassified securities sold under agreements to repurchase to other borrowings.
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
Similarly, the Company reports corporate gains (losses) on sales of investments separately from gains (losses) on securities and other. The Company believes reporting these two items separately provides a clearer picture of the financial performance of the Company's operations than would a presentation that combined these two items. Gains (losses) on securities and other are the result of activities in the Company’s operations, namely its balance sheet management segment. Corporate gains (losses) on sales of investments are reported in other income (expense) on the consolidated statement of income.
Use of Estimates—Preparing the Company's consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes for the periods presented. Actual results could differ from management’s estimates. Certain significant accounting policies are critical because they are based on estimates and assumptions that require complex and subjective judgments by management. Changes in these estimates or assumptions could materially impact the Company’s financial condition and results of operations. Material estimates in which management believes changes could reasonably occur include: allowance for loan losses; asset impairment, including goodwill impairment and OTTI; estimates of effective tax rates, deferred taxes and valuation allowance; accounting for derivative instruments; and fair value measurements.
Financial Statement Descriptions and Related Accounting Policies
Cash and Equivalents—The Company considers all highly liquid investments with original or remaining maturities of three months or less at the time of purchase that are not required to be segregated under federal or other regulations to be cash and equivalents. Cash and equivalents included $1.6 billion and $0.9 billion at December 31, 2015 and 2014, respectively, of overnight cash deposits, a portion of which the Company is required to maintain with the Federal Reserve Bank.
Cash Required to be Segregated Under Federal or Other Regulations—Certain cash balances that are required to be segregated for the exclusive benefit of the Company’s brokerage customers are included in the cash required to be segregated under federal or other regulations line item.
Available-for-Sale Securities—Available-for-sale securities consist primarily of debt securities and also include equity securities. Securities classified as available-for-sale are carried at fair value, with the unrealized gains and losses, after any applicable hedge accounting adjustments, reflected as a component of accumulated other comprehensive loss, net of tax. Realized and unrealized gains or losses on available-for-sale debt and equity securities are computed using the specific identification method. Interest earned on available-for-sale debt and equity securities is included in operating interest income. Amortization or accretion of premiums and discounts on available-for-sale debt securities is also recognized in operating interest income using the effective interest method over the contractual life of the security and is adjusted to reflect actual prepayments. Realized gains and losses on available-for-sale debt and equity securities, other than OTTI, are included in the gains (losses) on securities and other line item. Available-for-sale securities that have an unrealized loss (impaired securities) are evaluated for OTTI at each balance sheet date.
Held-to-Maturity Securities—Held-to-maturity securities consist of debt securities, primarily residential mortgage-backed securities and agency debt securities. Held-to-maturity securities are carried at amortized cost based on the Company’s intent and ability to hold these securities to maturity. Interest earned on held-to-maturity debt securities is included in operating interest income. Amortization or accretion of premiums and discounts is also recognized in operating interest income using the effective interest method over the contractual life of the security and is adjusted to reflect actual prepayments. Held-to-maturity securities that have an unrecognized loss (impaired securities) are evaluated for OTTI at each balance sheet date in a manner consistent with available-for-sale debt securities.
Receivables from and Payables to Brokers, Dealers and Clearing Organizations—Receivables from brokers, dealers and clearing organizations include deposits paid for securities borrowed, clearing deposits and net receivables arising from unsettled trades. Payables to brokers, dealers and clearing organizations include deposits received for securities loaned and net payables arising from unsettled trades.
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
The fair value of securities that the Company received as collateral in connection with margin receivables and securities borrowing activities, where the Company is permitted to sell or re-pledge the securities, was approximately $10.1 billion and $10.8 billion at December 31, 2015 and December 31, 2014, respectively. Of this amount, $2.5 billion and $2.9 billion had been pledged or sold in connection with securities loans and deposits with clearing organizations at December 31, 2015 and December 31, 2014, respectively.
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
Allowance for Loan Losses—The allowance for loan losses is management’s estimate of probable losses inherent in the loan portfolio as of the balance sheet date. In determining the adequacy of the allowance, the Company performs ongoing evaluations of the loan portfolio and loss forecasting assumptions. As of December 31, 2015, the allowance for loan losses was $353 million on $4.9 billion of total loans receivable designated as held-for-investment.
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
During the year ended December 31, 2015, the Company implemented a new loss forecasting model that better aligned to our run-off one- to four-family and home equity loan portfolios with loans approaching amortization resets. While there were no material changes in assumptions and methodologies in the new model and the implementation did not have a material impact on the allowance for loan losses, the implementation process triggered a re-evaluation of the time period of forecasted loan losses included in the general allowance. Based on reviews of recent loan performance, current economic conditions and their impact on borrower behavior and the timing of default in the new model, the Company extended the loss emergence period from 12 months to 18 months for both portfolios. The extended emergence period resulted in approximately $40 million of additional allowance for loan losses as of December 31, 2015. The new loss forecasting model continues to be sensitive to key risk factors within the one- to four-family and home equity loan portfolios, which include but are not limited to loan type, delinquency history, LTV/CLTV ratio and borrowers’ credit scores and the forecasted loan losses are estimated based on these types of loan-level attributes. The Company utilizes historical mortgage loan performance data to develop the forecast of delinquency and default for these risk segments.

During the year ended December 31, 2015, the Company also made the following enhancements to its quantitative allowance methodology for identifying higher risk loans in one- to four-family and home equity loan portfolios due to newly available performance information. These enhancements resulted in approximately $45 million of additional allowance for loan losses as of December 31, 2015:

•
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

The general allowance for loan losses also included a qualitative component to account for a variety of factors that present additional uncertainty that may not be fully considered in the quantitative loss model but are factors the Company believes may impact the level of credit losses. The Company utilizes a qualitative factor framework whereby, on a quarterly basis, management assesses the risk associated with three primary sets of factors: external factors, internal factors, and portfolio specific factors. The uncertainty related to these factors may expand over time, temporarily increasing the qualitative component in advance of the more precise identification of these probable losses being captured within the quantitative component of the general allowance. The total qualitative component was $13 million and $37 million as of December 31, 2015 and 2014, respectively.
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
The Company currently does not have any intangible assets with indefinite lives other than goodwill. The Company evaluates intangible assets with finite lives for impairment on an annual basis or when events or changes indicate the carrying value may not be recoverable. The Company also evaluates the remaining useful lives of intangible assets with finite lives each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization.
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

Equity Method, Cost Method and Other Investments—The Company’s equity method, cost method and other investments are generally limited liability investments in partnerships, companies and other similar entities, including tax credit partnerships and community development entities, that are not required to be consolidated. These investments are reported in the other assets line item in the consolidated balance sheet. Under the equity method, the Company recognizes its share of the investee’s net income or loss in the other income (expense) line item in the consolidated statement of income. The Company’s other investments include those accounted for using the proportional amortization method. Additionally, the Company recognizes a liability for all legally binding unfunded equity commitments to the investees in the other liabilities line item in the consolidated balance sheet.
The Company evaluates its equity and cost method investments for impairment when events or changes indicate the carrying value may not be recoverable. If the impairment is determined to be other-than-temporary, the Company will recognize an impairment loss in the other income (expense) line item equal to the difference between the expected realizable value and the carrying value of the investment.
The Company is a member of, and owns capital stock in, the FHLB system. The FHLB provides the Company with reserve credit capacity and authorizes advances based on the security of pledged home mortgages and other assets (principally securities that are obligations of, or guaranteed by, the U.S. Government) provided the Company meets certain creditworthiness standards. As a condition of its membership in the FHLB, the Company is required to maintain a FHLB stock investment which was $15 million at December 31, 2015. The Company accounts for its investment in FHLB stock as a cost method investment. FHLB advances, included in the other borrowings line item, is a wholesale funding source of E*TRADE Bank.
Income Taxes—Deferred income taxes are recorded when revenues and expenses are recognized in different periods for financial statement purposes than for tax purposes. Deferred tax asset or liability account balances are calculated at the balance sheet date using current tax laws and rates in effect. Valuation allowances for deferred tax assets are established if it is determined, based on evaluation of available evidence at the time the determination is made, that it is more likely than not that some or all of the deferred tax assets will not be realized. Income tax expense (benefit) includes (i) deferred tax expense (benefit), which generally represents the net change in the deferred tax asset or liability balance during the year plus any change in valuation allowances, and (ii) current tax expense (benefit), which represents the amount of tax currently payable to or receivable from a taxing authority. Uncertain tax positions are only recognized to the extent it is more likely than not that the uncertain tax position will be sustained upon examination. For uncertain tax positions, a tax benefit is recognized for cases in which it is more than fifty percent likely of being sustained on ultimate settlement. For additional information on income taxes, see Note 14—Income Taxes.
Customer Payables—Customer payables represent credit balances in customer accounts arising from deposits of funds and sales of securities and other funds pending completion of securities transactions. Customer payables primarily represent customer cash contained within the Company’s broker-dealer subsidiaries. The Company pays interest on certain customer payables balances.
Other Borrowings—Other borrowings includes securities sold under agreements to repurchase, FHLB advances, borrowings from E*TRADE Clearing's lines of credit and TRUPs. Securities sold under agreements to repurchase the same or similar securities, also known as repurchase agreements, are collateralized by fixed- and variable-rate mortgage-backed securities or investment grade securities. Repurchase agreements are treated as secured borrowings for financial statement purposes and the obligations to repurchase securities sold are therefore reflected as liabilities in the consolidated balance sheet.
Comprehensive Income (Loss)—The Company’s comprehensive income (loss) is composed of net income, noncredit portion of OTTI on debt securities, unrealized gains (losses) on available-for-sale securities, the effective portion of the unrealized gains (losses) on derivatives in cash flow hedge relationships and foreign currency translation gains, net of reclassification adjustments and related tax.
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

Accounting for derivatives differs significantly depending on whether a derivative is designated as a hedge based on the applicable accounting guidance and, if designated as a hedge, the type of hedge designation. Derivative instruments designated in hedging relationships that mitigate the exposure to the variability in expected future cash flows or other forecasted transactions are considered cash flow hedges. Derivative instruments in hedging relationships that mitigate exposure to changes in the fair value of assets or liabilities are considered fair value hedges. In order to qualify for hedge accounting, the Company formally documents at inception all relationships between hedging instruments and hedged items and the risk management objective and strategy for each hedge transaction. Cash flow and fair value hedge ineffectiveness is measured on a quarterly basis and is included in the gains (losses) on securities and other line item in the consolidated statement of income. Cash flows from derivative instruments in hedging relationships are classified in the same category on the consolidated statement of cash flows as the cash flows from the items being hedged. The Company also recognizes certain contracts and commitments as derivatives when the characteristics of those contracts and commitments meet the definition of a derivative. Gains and losses on derivatives that are not held as accounting hedges are recognized in the gains (losses) on securities and other line item in the consolidated statement of income. For additional information on derivative instruments and hedging activities, see Note 7—Accounting for Derivative Instruments and Hedging Activities.
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
Operating Interest Income—Operating interest income is recognized as earned through holding interest-earning assets, such as loans, available-for-sale securities, held-to-maturity securities, margin receivables, cash and equivalents, segregated cash, and from securities lending activities. Operating interest income also includes the impact of the Company’s derivative transactions related to interest-earning assets.
Operating Interest Expense—Operating interest expense is recognized as incurred through holding interest-bearing liabilities, such as deposits, customer payables, securities sold under agreements to repurchase, FHLB advances and other borrowings, and from securities lending activities and other balances. Operating interest expense also includes the impact of the Company’s derivative transactions related to interest-bearing liabilities.
Commissions—Commissions are derived from the Company’s customers and are impacted by both trade type and trade mix. Commissions from securities transactions are recognized on a trade-date basis.
Fees and Service Charges—Fees and service charges consist of order flow revenue, mutual fund service fees, advisor management fees, foreign exchange revenue, reorganization fees and other fees and service charges. Fees and service charges also includes revenue earned on customer assets held by third parties.
Principal Transactions—Principal transactions consisted of revenue from market making activities. The Company completed the sale of its market making business on February 10, 2014 and therefore no longer records revenue from principal transactions. The sale of the market making business resulted in a gain of $4 million which was recorded in the restructuring and other exit activities line item on the consolidated statement of income.
Gains (Losses) on Securities and Other—Gains (losses) on securities and other includes the reclassification of deferred losses on cash flow hedges; gains or losses resulting from the sale of available-for-sale securities; gains or losses resulting from sales of loans; hedge ineffectiveness; and gains or losses on derivative instruments that are not accounted for as hedging instruments. Gains or losses resulting from the sale of available-for-sale securities are recognized at the trade-date, based on the difference between the anticipated proceeds and the amortized cost of the specific securities sold.
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
Other Revenues—Other revenues primarily consist of fees from software and services for managing equity compensation plans, which are recognized in accordance with software revenue recognition accounting guidance. Other revenues also include revenue ancillary to the Company’s customer transactions and income from the cash surrender value of BOLI.
Share-Based Payments—In 2015, the Company adopted and the shareholders approved the 2015 Omnibus Incentive Plan ("2015 Plan"), which replaced the 2005 Stock Incentive Plan ("2005 Plan"). The 2015 Plan provides the Company the ability to grant equity awards to officers, directors, employees and consultants, including, but not limited to, nonqualified or incentive stock options, restricted stock awards and restricted stock units at a price determined by the Board on the date of the grant. The Company does not have a specific policy for issuing shares upon stock option exercises and share unit conversions; however, new shares are typically issued in connection with exercises and conversions. The Company intends to continue to issue new shares for future exercises and conversions.
Through 2011, the Company issued options to directors and to certain of the Company's officers and employees. Options generally vest ratably over a two- to four-year period from the date of grant and expire within seven to ten years from the date of grant. Certain options provide for accelerated vesting upon a change of control. Exercise prices are equal to the fair value of the shares on the grant date. As of December 31, 2015, there were 0.3 million options outstanding and no unrecognized compensation expense related to non-vested stock options.
The Company issues restricted stock awards and deferred restricted stock units to directors and restricted stock units to certain of the Company's officers and employees. Each restricted stock unit can be converted into one share of the Company’s common stock upon vesting. These shares of restricted stock and restricted stock units are issued at the fair value on the date of grant and vest ratably over the requisite service period, generally one to four years. Beginning in 2015, the Company also issued performance share units to certain of the Company’s officers. Each performance share unit can be converted into one share of the Company’s common stock upon vesting. Vesting of performance share units is contingent upon achievement of certain predefined individual and Company performance targets over the performance period. These performance share units are issued at the fair value on the date of grant and vest on a graded basis over the requisite service period, which is one to two years.
As of December 31, 2015, there were 3.1 million restricted stock awards and units outstanding and $25 million of total unrecognized compensation expense related to non-vested restricted stock awards. This cost is expected to be recognized over a weighted-average period of 1.1 years. As of December 31, 2015, there were also 0.1 million performance share units outstanding. The total fair value of restricted stock awards, restricted stock units and performance share units vested was $28 million, $34 million and $19 million for the years ended December 31, 2015, 2014 and 2013, respectively.
The Company recognized $34 million, $24 million and $20 million in compensation expense for its options, restricted stock awards, restricted stock units and performance share units for the years ended December 31, 2015, 2014 and 2013, respectively.
Under the 2015 Plan, the remaining unissued authorized shares of the 2005 Plan that are not subject to outstanding awards thereunder were authorized for issuance. Additionally, any shares that had been awarded but remained unissued under the 2005 Plan that were subsequently canceled, forfeited, or reacquired by the Company would be authorized for issuance under the 2015 Plan. As of December 31, 2015, 12.2 million shares were available for grant under the 2015 Plan.
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
Earnings Per Share—Basic earnings per share is computed by dividing net income by the weighted-average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company excludes from the calculation of diluted net income per share stock options, unvested restricted stock awards and units, unvested performance share units and shares related to convertible debentures that would have been anti-dilutive.
New Accounting and Disclosure Guidance—Below is the new accounting and disclosure guidance that relates to activities in which the Company is engaged.
Adoption of New Accounting Standards
Accounting for Investments in Qualified Affordable Housing Projects
In January 2014, the FASB amended the accounting guidance for investments in qualified affordable housing projects. The amended accounting guidance permits reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, the initial cost of the investment is amortized in proportion to the tax credits and other tax benefits received and the net investment performance is recognized in the consolidated statement of income as a component of income tax expense. The Company adopted the amended accounting guidance for its qualifying investments on a full retrospective basis for annual and interim periods beginning on January 1, 2015. The adoption of the amended guidance did not have a material impact on the Company’s financial condition, results of operations or cash flows for the periods presented. For the year ended December 31, 2015, $5 million of amortization and $4 million of tax credits associated with these investments were recognized as income tax expense in the consolidated statement of income. As of December 31, 2015, the carrying value of these investments was $35 million and is included within other assets in the consolidated balance sheet.
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
New Accounting Standards Not Yet Adopted
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
Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern
In August 2014, the FASB amended the guidance related to an entity’s evaluations and disclosures of going concern uncertainties. The new guidance requires management to perform interim and annual assessments of the entity’s ability to continue as a going concern within one year of the date the financial statements are issued, and to provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The amended guidance became effective for the Company for annual periods beginning on January 1, 2016 and will be effective for interim periods beginning on January 1, 2017. Early adoption is permitted. The adoption of the amended guidance will not impact the Company’s financial condition, results of operations or cash flows.

Consolidation
In February 2015, the FASB amended the guidance on consolidation of certain legal entities. The amended guidance modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership, and clarifies how to determine whether a group of equity holders has power over an entity. The amended guidance became effective for annual and interim periods beginning on January 1, 2016 for the Company and may be applied on either a full retrospective or modified retrospective basis. The adoption of the amended guidance will not have a material impact on the Company’s financial condition, results of operations or cash flows.
Accounting for Customer Fees Paid in a Cloud Computing Arrangement
In April 2015, the FASB amended the accounting guidance on customer fees paid in a cloud computing arrangement. The amended guidance requires that internal-use software accessed by a customer in a cloud computing arrangement be accounted for as a software license if specific criteria are met; otherwise they should be accounted for as service contracts. The amended guidance became effective for annual and interim periods beginning on January 1, 2016 for the Company and may be applied on either a full retrospective or prospective basis. The adoption of the amended guidance will not have a material impact on the Company’s financial condition, results of operations or cash flows.
Classification and Measurement of Financial Instruments
In January 2016, the FASB amended the accounting and disclosure guidance on the classification and measurement of financial instruments. Relevant changes in the amended guidance include the requirement that equity investments, excluding those accounted for under the equity method of accounting or those resulting in consolidation of the investee, be measured at fair value in the consolidated balance sheet with changes in fair value recognized in net income. For disclosure purposes, the Company will no longer be required to disclose the methods and significant assumptions used to estimate fair value for financial instruments measured at amortized cost in the consolidated balance sheet. The amended guidance will be effective for interim and annual periods beginning on January 1, 2018 for the Company and is required to be applied on a modified retrospective basis by means of a cumulative-effect adjustment to the consolidated balance sheet on that date. While the Company is currently evaluating the impact of the new accounting guidance, the adoption of the amended guidance is not expected to have a material impact on the Company’s financial condition, results of operations or cash flows.

NOTE 2—OPERATING INTEREST INCOME AND OPERATING INTEREST EXPENSE
The following table shows the components of operating interest income and operating interest expense (dollars in millions):

	Year Ended December 31,
	2015	2014	2013
Operating interest income:
Loans	$230	$297	$395
Available-for-sale securities	244	288	279
Held-to-maturity securities	346	328	255
Margin receivables	276	264	224
Securities borrowed and other	119	102	54
Total operating interest income(1)	1,215	1,279	1,207
Operating interest expense:
Securities sold under agreements to repurchase(2)	(69)	(123)	(148)
FHLB advances and other borrowings(2)	(48)	(65)	(68)
Deposits	(4)	(8)	(13)
Customer payables and other	(8)	(9)	(9)
Total operating interest expense(3)	(129)	(205)	(238)
Net operating interest income	$1,086	$1,074	$969

(1)
Operating interest income reflects $(42) million, $(31) million, and $(16) million of expense on hedges that qualify for hedge accounting for the years ended December 31, 2015, 2014, and 2013, respectively.

(2)	The Company terminated $4.4 billion of repurchase agreements and FHLB advances in 2015. See Note 12—Other Borrowings for additional information.

(3)
Operating interest expense reflects $(74) million, $(132) million, and $(153) million of expense on hedges that qualify for hedge accounting for the years ended December 31, 2015, 2014, and 2013, respectively.

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

Recurring Fair Value Measurement Techniques
Mortgage-backed Securities
The Company’s mortgage-backed securities portfolio primarily comprised agency mortgage-backed securities and CMOs. Agency mortgage-backed securities and CMOs are guaranteed by U.S. government sponsored enterprises and federal agencies. The weighted average coupon rates for the available-for-sale mortgage-backed securities at December 31, 2015 are shown in the following table:

Weighted Average Coupon Rate
Agency mortgage-backed securities	2.85%
Agency CMOs	2.73%
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
The Company's fair value level classification of U.S. Treasuries is based on the original maturity dates of the securities and whether the securities are the most recent issuances of a given maturity. U.S. Treasuries with original maturities less than one year are classified as Level 1. U.S. Treasuries with original maturities longer than one year are classified as Level 1 if they represent the most recent issuance of a given maturity; otherwise, these securities are classified as Level 2.
The fair value measurements of agency debt securities were determined using market and income approaches along with the Company’s own trading activities for identical or similar instruments and were categorized in Level 2 of the fair value hierarchy.
The Company’s municipal bonds are revenue bonds issued by state and other local government agencies. The valuation of corporate bonds is impacted by the credit worthiness of the corporate issuer. All of the Company’s municipal bonds and corporate bonds were rated investment grade at December 31, 2015. These securities were valued using a market approach with pricing service valuations corroborated by recent market transactions for identical or similar bonds. Municipal bonds and corporate bonds were categorized in Level 2 of the fair value hierarchy.
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
Loans Receivable
Loans that have been delinquent for 180 days or that are in bankruptcy and certain TDR loan modifications are charged-off based on the estimated current value of the underlying property less estimated selling costs. Property valuations for these one- to four-family and home equity loans are based on the most recent "as is" property valuation data available, which may include appraisals, broker price opinions ("BPOs"), automated valuation models or updated values using home price indices. Subsequent to the recording of an initial fair value measurement, these loans continue to be measured at fair value on a nonrecurring basis, utilizing the estimated value of the underlying property less estimated selling costs. These property valuations are updated on a monthly, quarterly or semi-annual basis depending on the type of valuation initially used. If the value of the underlying property has declined, an additional charge-off is recorded. If the value of the underlying property has increased, previously charged-off amounts are not reversed. If the valuation data obtained is significantly different from the valuation previously received, the Company reviews additional property valuation data to corroborate or update the valuation.
BPOs are a type of valuation input used to determine the estimated property values of our collateral dependent mortgage loans. In addition, when available, BPOs are used in various loss mitigation, default management and portfolio monitoring efforts, allowance for loan losses modeling and CLTV estimates. The Company validates BPOs through quality control measures, including comparison to tax records, comparable sale and listing data, prior BPO values and original appraisals. The Company does not adjust BPO values but will only utilize BPOs that pass validation.
Real Estate Owned
Property valuations for real estate owned are based on the lowest value of the most recent property valuation data available, which may include appraisals, listing prices or approved offer prices.
Nonrecurring fair value measurements on one- to four-family and home equity loans and real estate owned were classified as Level 3 of the fair value hierarchy as the valuations included unobservable inputs that were significant to the fair value. The following table presents additional information about significant unobservable inputs used in the valuation of assets measured at fair value on a nonrecurring basis that were categorized in Level 3 of the fair value hierarchy at December 31, 2015 and 2014:

	Unobservable Inputs	Average	Range
December 31, 2015
Loans receivable:
One- to four-family	Appraised value	$422,900	$8,500-$1,900,000
Home equity	Appraised value	$274,100	$9,000-$1,300,000
Real estate owned	Appraised value	$330,700	$26,500-$1,250,000

December 31, 2014
Loans receivable:
One- to four-family	Appraised value	$378,700	$37,000-$1,800,000
Home equity	Appraised value	$280,400	$9,000-$1,190,000
Real estate owned	Appraised value	$342,800	$5,000-$1,950,000

Recurring and Nonrecurring Fair Value Measurements
Assets and liabilities measured at fair value at December 31, 2015 and 2014 are summarized in the following tables (dollars in millions):

	Level 1	Level 2	Level 3	Total Fair Value
December 31, 2015:
Recurring fair value measurements:
Assets
Available-for-sale securities:
Debt securities:
Agency mortgage-backed securities and CMOs	$—	$11,763	$—	$11,763
Agency debentures	—	557	—	557
U.S. Treasuries	—	143	—	143
Agency debt securities	—	55	—	55
Municipal bonds	—	35	—	35
Corporate bonds	—	4	—	4
Total debt securities	—	12,557	—	12,557
Publicly traded equity securities	32	—	—	32
Total available-for-sale securities	32	12,557	—	12,589
Other assets:
Derivative assets(1)	—	10	—	10
Total assets measured at fair value on a recurring basis(2)	$32	$12,567	$—	$12,599
Liabilities
Derivative liabilities(1)	$—	$55	$—	$55
Total liabilities measured at fair value on a recurring basis(2)	$—	$55	$—	$55
Nonrecurring fair value measurements:
Loans receivable:
One- to four-family	$—	$—	$41	$41
Home equity	—	—	22	22
Total loans receivable	—	—	63	63
Real estate owned	—	—	26	26
Total assets measured at fair value on a nonrecurring basis(3)	$—	$—	$89	$89

(1)
All derivative assets and liabilities were interest rate contracts at December 31, 2015. Information related to derivative instruments is detailed in Note 7—Accounting for Derivative Instruments and Hedging Activities.

(2)	Assets and liabilities measured at fair value on a recurring basis represented 28% and less than 1% of the Company’s total assets and total liabilities, respectively, at December 31, 2015.

(3)
Represents the fair value of assets prior to deducting estimated selling costs that were carried on the consolidated balance sheet at December 31, 2015, and for which a fair value measurement was recorded during the period.

	Level 1	Level 2	Level 3	Total Fair Value
December 31, 2014:
Recurring fair value measurements:
Assets
Available-for-sale securities:
Debt securities:
Agency mortgage-backed securities and CMOs	$—	$11,164	$—	$11,164
Agency debentures	—	648	—	648
Agency debt securities	—	499	—	499
Municipal bonds	—	40	—	40
Corporate bonds	—	4	—	4
Total debt securities	—	12,355	—	12,355
Publicly traded equity securities	33	—	—	33
Total available-for-sale securities	33	12,355	—	12,388
Other assets:
Derivative assets(1)	—	24	—	24
Total assets measured at fair value on a recurring basis(2)	$33	$12,379	$—	$12,412
Liabilities
Derivative liabilities(1)	$—	$66	$—	$66
Total liabilities measured at fair value on a recurring basis(2)	$—	$66	$—	$66
Nonrecurring fair value measurements:
Loans receivable:
One- to four-family	$—	$—	$46	$46
Home equity	—	—	32	32
Total loans receivable	—	—	78	78
Real estate owned	—	—	38	38
Total assets measured at fair value on a nonrecurring basis(3)	$—	$—	$116	$116

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

The following table presents the gains and losses associated with the assets measured at fair value on a nonrecurring basis during the years ended December 31, 2015, 2014 and 2013 (dollars in millions):

	December 31,
	2015	2014	2013
One- to four-family	$7	$10	$40
Home equity	14	30	58
Total losses on loans receivable measured at fair value	$21	$40	$98
Losses (gains) on real estate owned measured at fair value	$—	$(2)	$(1)
Losses on goodwill measured at fair value	$—	$—	$142

Transfers Between Levels 1 and 2
For assets and liabilities measured at fair value on a recurring basis, the Company’s transfers between levels of the fair value hierarchy are deemed to have occurred at the beginning of the reporting period on a quarterly basis. The Company had no transfers between Level 1 and 2 during the years ended December 31, 2015 and 2014.
Recurring Fair Value Measurements Categorized within Level 3
At both December 31, 2015 and 2014, no assets or liabilities measured at fair value on a recurring basis were categorized within Level 3 of the fair value hierarchy.
Fair Value of Financial Instruments Not Carried at Fair Value
The following table summarizes the carrying values, fair values and fair value hierarchy level classification of financial instruments that are not carried at fair value on the consolidated balance sheet at December 31, 2015 and December 31, 2014 (dollars in millions):

	December 31, 2015
	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash and equivalents	$2,233	$2,233	$—	$—	$2,233
Cash required to be segregated under federal or other regulations	$1,057	$1,057	$—	$—	$1,057
Held-to-maturity securities:
Agency mortgage-backed securities and CMOs	$10,353	$—	$10,444	$—	$10,444
Agency debentures	127	—	125	—	125
Agency debt securities	2,523	—	2,544	—	2,544
Other non-agency debt securities	10	—	—	10	10
Total held-to-maturity securities	$13,013	$—	$13,113	$10	$13,123
Receivables from brokers, dealers and clearing organizations	$520	$—	$520	$—	$520
Margin receivables	$7,398	$—	$7,398	$—	$7,398
Loans receivable, net:
One- to four-family	$2,465	$—	$—	$2,409	$2,409
Home equity	1,810	—	—	1,660	1,660
Consumer and other	338	—	—	343	343
Total loans receivable, net(1)	$4,613	$—	$—	$4,412	$4,412
Liabilities
Deposits	$29,445	$—	$29,444	$—	$29,444
Payables to brokers, dealers and clearing organizations	$1,576	$—	$1,576	$—	$1,576
Customer payables	$6,544	$—	$6,544	$—	$6,544
Other borrowings:
Securities sold under agreements to repurchase	$82	$—	$82	$—	$82
Trust preferred securities	$409	$—	$—	$252	$252
Total other borrowings	$491	$—	$82	$252	$334
Corporate debt	$997	$—	$1,055	$—	$1,055

(1)	The carrying value of loans receivable, net includes the allowance for loan losses of $353 million and loans that are valued at fair value on a nonrecurring basis at December 31, 2015.

	December 31, 2014
	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash and equivalents	$1,783	$1,783	$—	$—	$1,783
Cash required to be segregated under federal or other regulations	$555	$555	$—	$—	$555
Held-to-maturity securities:
Agency mortgage-backed securities and CMOs	$9,793	$—	$9,971	$—	$9,971
Agency debentures	164	—	166	—	166
Agency debt securities	2,281	—	2,329	—	2,329
Other non-agency debt securities	10	—	—	10	10
Total held-to-maturity securities	$12,248	$—	$12,466	$10	$12,476
Receivables from brokers, dealers and clearing organizations	$884	$—	$884	$—	$884
Margin receivables	$7,675	$—	$7,675	$—	$7,675
Loans receivable, net:
One- to four-family	$3,053	$—	$—	$2,742	$2,742
Home equity	2,475	—	—	2,274	2,274
Consumer and other	451	—	—	449	449
Total loans receivable, net(1)	$5,979	$—	$—	$5,465	$5,465
Liabilities
Deposits	$24,890	$—	$24,890	$—	$24,890
Payables to brokers, dealers and clearing organizations	$1,699	$—	$1,699	$—	$1,699
Customer payables	$6,455	$—	$6,455	$—	$6,455
Other borrowings:
Securities sold under agreements to repurchase	$3,672	$—	$3,681	$—	$3,681
FHLB advances and trust preferred securities	$1,299	$—	$922	$252	$1,174
Total other borrowings	$4,971	$—	$4,603	$252	$4,855
Corporate debt	$1,366	$—	$1,491	$—	$1,491

(1)	The carrying value of loans receivable, net includes the allowance for loan losses of $404 million and loans that are valued at fair value on a nonrecurring basis at December 31, 2014.
The fair value measurement techniques for financial instruments not carried at fair value on the consolidated balance sheet at December 31, 2015 and 2014 are summarized as follows:
Cash and equivalents, cash required to be segregated under federal or other regulations, receivables from brokers, dealers and clearing organizations, margin receivables, payables to brokers, dealers and clearing organizations and customer payables—Due to their short term nature, fair value is estimated to be carrying value.
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
Securities sold under agreements to repurchase and FHLB advances—Fair value for securities sold under agreements to repurchases and FHLB advances was determined by discounting future cash flows using discount factors derived from current observable rates implied for other similar instruments with similar remaining maturities at December 31, 2015 and 2014. The Company terminated its repurchase agreements and FHLB advances during 2015. See Note 12—Other Borrowings for additional information.
Trust preferred securities—For subordinated debentures, fair value is estimated by discounting future cash flows at the yield implied by dealer pricing quotes.
Corporate debt—For interest-bearing corporate debt, fair value is estimated using dealer pricing quotes. The fair value of the non-interest-bearing convertible debentures is directly correlated to the intrinsic value of the Company’s underlying stock; therefore, as the price of the Company’s stock increases relative to the conversion price, the fair value of the convertible debentures increases.
Fair Value of Commitments and Contingencies
In the normal course of business, the Company makes various commitments to extend credit and incur contingent liabilities that are not reflected in the consolidated balance sheet. Changes in the economy or interest rates may influence the impact that these commitments and contingencies have on the Company in the future. The Company does not estimate the fair value of those commitments. The Company has the right to cancel these commitments in certain circumstances and has closed a significant amount of customer home equity lines of credit in the past eight years. At December 31, 2015, the Company had $70 million of unfunded commitments to extend credit. Information related to such commitments and contingent liabilities is detailed in Note 19—Commitments, Contingencies and Other Regulatory Matters.
NOTE 4—OFFSETTING ASSETS AND LIABILITIES
For financial statement purposes, the Company does not offset derivative instruments, repurchase agreements, or securities borrowing and securities lending transactions. These activities are generally transacted under master agreements that are widely used by counterparties and that may allow for net settlements of payments in the normal course, as well as offsetting of all contracts with a given counterparty in the event of bankruptcy or default of one of the two parties to the transaction. The following table presents information about these transactions to enable the users of the Company’s financial statements to evaluate the potential effect of rights of setoff between these recognized assets and recognized liabilities at December 31, 2015 and 2014 (dollars in millions):

				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Collateral Received or Pledged (Including Cash)	Net Amount
December 31, 2015
Assets:
Deposits paid for securities borrowed (1)(5)	$120	$—	$120	$(94)	$(18)	$8
Total	$120	$—	$120	$(94)	$(18)	$8

Liabilities:
Deposits received for securities loaned (2)(6)	1,535	—	1,535	(94)	(1,314)	127
Repurchase agreements (2)(4)	82	—	82	—	(81)	1
Derivative liabilities (2)(3)	11	—	11	—	(11)	—
Total	$1,628	$—	$1,628	$(94)	$(1,406)	$128

December 31, 2014
Assets:
Deposits paid for securities borrowed (1)(5)	$474	$—	$474	$(188)	$(267)	$19
Derivative assets (1)(3)	24	—	24	(15)	(3)	6
Total	$498	$—	$498	$(203)	$(270)	$25

Liabilities:
Deposits received for securities loaned (2)(6)	1,649	—	1,649	(188)	(1,332)	129
Repurchase agreements (2)(4)	3,672	—	3,672	—	(3,671)	1
Derivative liabilities (2)(3)	30	—	30	(15)	(15)	—
Total	$5,351	$—	$5,351	$(203)	$(5,018)	$130

(1)
Net amount of deposits paid for securities borrowed and derivative assets presented in the consolidated balance sheet are reflected in the receivables from brokers, dealers and clearing organizations and other assets line items, respectively.

(2)
Net amount of deposits received for securities loaned, repurchase agreements and derivative liabilities presented in the consolidated balance sheet are reflected in the payables to brokers, dealers and clearing organizations, other borrowings and other liabilities line items, respectively.

(3)	Excludes net accrued interest payable of $3 million and $7 million at December 31, 2015 and 2014, respectively.

(4)
The Company pledges available-for-sale and held-to-maturity securities as collateral for amounts due on repurchase agreements and derivative liabilities. The collateral pledged included available-for-sale securities at fair value for December 31, 2015 and available-for-sale securities at fair value and held-to-maturity securities at amortized cost for December 31, 2014.

(5)
Included in the gross amounts of deposits paid for securities borrowed was $34 million and $278 million at December 31, 2015 and 2014, respectively, transacted through a program with a clearing organization, which guarantees the return of cash to the Company. For presentation purposes, these amounts presented are based on the counterparties under the Company’s master securities loan agreements.

(6)
Included in the gross amounts of deposits received for securities loaned was $722 million and $1.1 billion at December 31, 2015 and 2014, respectively, transacted through a program with a clearing organization, which guarantees the return of securities to the Company. For presentation purposes, these amounts presented are based on the counterparties under the Company’s master securities loan agreements.

Certain types of derivatives that the Company trades are subject to derivatives clearing agreements ("cleared derivatives contracts") under the Dodd-Frank Act. These cleared derivatives contracts enable clearing by a derivatives clearing organization through a clearing member. Under the contracts, the clearing member typically has a one-way right to offset all contracts in the event of the Company’s default or bankruptcy. As such, the cleared derivatives contracts are not bilateral master netting agreements and do not allow for offsetting. At December 31, 2015 and 2014, the Company had $10 million and $0, respectively, in derivative assets of cleared derivatives contracts and $44 million and $36 million, respectively, in derivative liabilities of cleared derivatives contracts.
Securities Lending Transactions
The Company lends customer equity securities to other broker-dealers in connection with its securities lending activities and receives cash as collateral for the securities loaned. The Company records deposits received for securities loaned in payables to brokers, dealers and clearing organizations on the consolidated balance sheet. At December 31, 2015, the Company recorded a gross obligation of $1.5 billion as deposits received for securities loaned on its consolidated balance sheet. Securities lending transactions have overnight or continuous remaining contractual maturities.
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

NOTE 5—AVAILABLE-FOR-SALE AND HELD-TO-MATURITY SECURITIES
The amortized cost and fair value of available-for-sale and held-to-maturity securities at December 31, 2015 and 2014 are shown in the following tables (dollars in millions):

	Amortized Cost	Gross Unrealized / Unrecognized Gains	Gross Unrealized / Unrecognized Losses	Fair Value
December 31, 2015:
Available-for-sale securities:
Debt securities:
Agency mortgage-backed securities and CMOs	$11,888	$41	$(166)	$11,763
Agency debentures	551	18	(12)	557
U.S. Treasuries	147	—	(4)	143
Agency debt securities	55	—	—	55
Municipal bonds	35	—	—	35
Corporate bonds	5	—	(1)	4
Total debt securities	12,681	59	(183)	12,557
Publicly traded equity securities(1)	33	—	(1)	32
Total available-for-sale securities	$12,714	$59	$(184)	$12,589
Held-to-maturity securities:
Agency residential mortgage-backed securities and CMOs	$10,353	$149	$(58)	$10,444
Agency debentures	127	—	(2)	125
Agency debt securities	2,523	34	(13)	2,544
Other non-agency debt securities	10	—	—	10
Total held-to-maturity securities	$13,013	$183	$(73)	$13,123

December 31, 2014:
Available-for-sale securities:
Debt securities:
Agency mortgage-backed securities and CMOs	$11,156	$113	$(105)	$11,164
Agency debentures	620	28	—	648
Agency debt securities	487	12	—	499
Municipal bonds	40	1	(1)	40
Corporate bonds	5	—	(1)	4
Total debt securities	12,308	154	(107)	12,355
Publicly traded equity securities(1)	33	—	—	33
Total available-for-sale securities	$12,341	$154	$(107)	$12,388
Held-to-maturity securities:
Agency residential mortgage-backed securities and CMOs	$9,793	$217	$(39)	$9,971
Agency debentures	164	2	—	166
Agency debt securities	2,281	54	(6)	2,329
Other non-agency debt securities	10	—	—	10
Total held-to-maturity securities	$12,248	$273	$(45)	$12,476

(1)	Publicly traded equity securities consisted of investments in a mutual fund related to the Community Reinvestment Act.

Contractual Maturities
The contractual maturities of all available-for-sale and held-to-maturity debt securities at December 31, 2015 are shown below (dollars in millions):

	Amortized Cost	Fair Value
Available-for-sale debt securities:
Due within one year	$—	$—
Due within one to five years	41	41
Due within five to ten years	2,408	2,362
Due after ten years	10,232	10,154
Total available-for-sale debt securities	$12,681	$12,557
Held-to-maturity debt securities:
Due within one year	$43	$43
Due within one to five years	1,166	1,203
Due within five to ten years	3,611	3,643
Due after ten years	8,193	8,234
Total held-to-maturity debt securities	$13,013	$13,123
At December 31, 2015, the Company pledged $17 million of available-for-sale debt securities and $0.7 billion of held-to-maturity debt securities as collateral for derivatives and other purposes. At December 31, 2014, the Company pledged $1.6 billion of available-for-sale debt securities and $3.1 billion of held-to-maturity debt securities as collateral for repurchase agreements, derivatives and other purposes. The decrease in the amount of pledged debt securities was a result of the termination of the wholesale funding obligations during 2015.

Investments with Unrealized or Unrecognized Losses
The following tables show the fair value and unrealized or unrecognized losses on available-for-sale and held-to-maturity securities, aggregated by investment category, and the length of time that individual securities have been in a continuous unrealized or unrecognized loss position at December 31, 2015 and 2014 (dollars in millions):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized / Unrecognized Losses	Fair Value	Unrealized / Unrecognized Losses	Fair Value	Unrealized / Unrecognized Losses
December 31, 2015:
Available-for-sale securities:
Debt securities:
Agency mortgage-backed securities and CMOs	$6,832	$(88)	$2,496	$(78)	$9,328	$(166)
Agency debentures	329	(12)	9	—	338	(12)
U.S. Treasuries	143	(4)	—	—	143	(4)
Agency debt securities	55	—	—	—	55	—
Municipal bonds	—	—	15	—	15	—
Corporate bonds	—	—	4	(1)	4	(1)
Publicly traded equity securities	32	(1)	—	—	32	(1)
Total temporarily impaired available-for-sale securities	$7,391	$(105)	$2,524	$(79)	$9,915	$(184)
Held-to-maturity securities:
Agency mortgage-backed securities and CMOs	$2,807	$(25)	$1,495	$(33)	$4,302	$(58)
Agency debentures	114	(2)	—	—	114	(2)
Agency debt securities	1,006	(10)	134	(3)	1,140	(13)
Total temporarily impaired held-to-maturity securities	$3,927	$(37)	$1,629	$(36)	$5,556	$(73)

December 31, 2014:
Available-for-sale securities:
Debt securities:
Agency mortgage-backed securities and CMOs	$403	$(1)	$4,674	$(104)	$5,077	$(105)
Agency debentures	—	—	9	—	9	—
Municipal bonds	3	—	16	(1)	19	(1)
Corporate bonds	—	—	5	(1)	5	(1)
Total temporarily impaired available-for-sale securities	$406	$(1)	$4,704	$(106)	$5,110	$(107)
Held-to-maturity securities:
Agency mortgage-backed securities and CMOs	$45	$—	$2,289	$(39)	$2,334	$(39)
Agency debt securities	110	(1)	560	(5)	670	(6)
Total temporarily impaired held-to-maturity securities	$155	$(1)	$2,849	$(44)	$3,004	$(45)

The Company does not believe that any individual unrealized loss in the available-for-sale portfolio or unrecognized loss in the held-to-maturity portfolio as of December 31, 2015 represents a credit loss. The Company does not intend to sell the debt securities in an unrealized or unrecognized loss position as of the balance sheet date and it is not more likely than not that the Company will be required to sell the debt securities before the anticipated recovery of its remaining amortized cost of the debt securities in an unrealized or unrecognized loss position at December 31, 2015. There were no impairment losses recognized in earnings on available-for-sale or held-to-maturity securities during the years ended December 31, 2015 and 2014, respectively. There was a net impairment of $3 million recognized during the year ended December 31, 2013.
Included within the Company's securities portfolios are securities that have been written-down to a zero carrying value. The credit loss component of debt securities held by the Company that had a noncredit loss component previously recognized in other comprehensive income was $152 million at both December 31, 2015 and 2014 and $166 million as of December 31, 2013. Of these amounts, $123 million at both December 31, 2015 and 2014 and $121 million as of December 31, 2013 relates to debt securities that have been factored to zero, but the Company still holds legal title to these securities until maturity or until they are sold.

Gains (Losses) on Securities and Other
The detailed components of the gains (losses) on securities and other line item on the consolidated statement of income for the years ended December 31, 2015, 2014 and 2013 are as follows (dollars in millions):

	Year Ended December 31,
	2015	2014	2013
Reclassification of deferred losses on cash flow hedges	$(370)	$—	$—
Hedge ineffectiveness	(1)	(10)	1
Gains on available-for-sale securities, net:
Gains on available-for-sale securities	58	$42	$69
Losses on available-for-sale securities	(20)	—	(8)
Subtotal	38	42	61
Gains (losses) on loans, net	2	4	(1)
Gains (losses) on securities and other	$(331)	$36	$61
Gains (losses) on securities and other were $(331) million for the year ended December 31, 2015 compared to $36 million for the same period in 2014. Gains (losses) on securities and other for the year ended December 31, 2015 included $370 million of losses reclassified from accumulated comprehensive loss related to cash flow hedges. Gains (losses) on securities and other for the year ended December 31, 2014 included a gain of $7 million on the sale of one- to four-family loans modified as TDRs and a gain of $6 million recognized on the sale of available-for-sale non-agency CMOs. See Note 12—Other Borrowings for additional information.

NOTE 6—LOANS RECEIVABLE, NET
Loans receivable, net at December 31, 2015 and 2014 are summarized as follows (dollars in millions):

	December 31,
	2015	2014
One- to four-family	$2,488	$3,060
Home equity	2,114	2,834
Consumer and other	341	455
Total loans receivable	4,943	6,349
Unamortized premiums, net	23	34
Allowance for loan losses	(353)	(404)
Total loans receivable, net	$4,613	$5,979
At December 31, 2015, the Company pledged $4.2 billion and $0.3 billion of loans as collateral to the FHLB and Federal Reserve Bank, respectively. At December 31, 2014, the Company pledged $5.4 billion and $0.5 billion of loans as collateral to the FHLB and Federal Reserve Bank, respectively.
The following table presents the total recorded investment in loans receivable and allowance for loan losses by loans that have been collectively evaluated for impairment and those that have been individually evaluated for impairment by loan class at December 31, 2015 and 2014 (dollars in millions):

	Recorded Investment		Allowance for Loan Losses
	December 31,		December 31,
	2015	2014	2015	2014
Collectively evaluated for impairment:
One- to four-family	$2,219	$2,764	$31	$18
Home equity	1,915	2,625	255	310
Consumer and other	344	461	6	10
Total collectively evaluated for impairment	4,478	5,850	292	338
Individually evaluated for impairment:
One- to four-family	286	316	9	9
Home equity	202	217	52	57
Total individually evaluated for impairment	488	533	61	66
Total	$4,966	$6,383	$353	$404
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
Credit Quality
The following tables show the distribution of the Company’s mortgage loan portfolios by credit quality indicator at December 31, 2015 and 2014 (dollars in millions):

	One- to Four-Family		Home Equity
	December 31,		December 31,
Current LTV/CLTV (1)	2015	2014	2015	2014
<=80%	$1,519	$1,757	$843	$1,081
80%-100%	609	807	549	755
100%-120%	227	311	420	557
>120%	133	185	302	441
Total mortgage loans receivable	$2,488	$3,060	$2,114	$2,834
Average estimated current LTV/CLTV (2)	77%	79%	90%	92%
Average LTV/CLTV at loan origination (3)	71%	71%	81%	80%

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

	One- to Four-Family		Home Equity
	December 31,		December 31,
Current FICO (1)	2015	2014	2015	2014
>=720	$1,423	$1,734	$1,069	$1,487
719 - 700	246	296	222	292
699 - 680	198	260	183	238
679 - 660	150	197	152	203
659 - 620	198	237	203	258
<620	273	336	285	356
Total mortgage loans receivable	$2,488	$3,060	$2,114	$2,834

(1)
FICO scores are updated on a quarterly basis; however, there were approximately $39 million and $49 million of one- to four-family loans at December 31, 2015 and 2014, respectively, and $3 million and $4 million of home equity loans, respectively, for which the updated FICO scores were not available. For these loans, the current FICO distribution included the most recent FICO scores where available, otherwise the original FICO score was used.

Concentrations of Credit Risk
One- to four-family loans include interest-only loans for a five to ten year period, followed by an amortizing period ranging from 20 to 25 years. At December 31, 2015, 39% of the Company's one- to four-family portfolio was not yet amortizing. However, during the year ended December 31, 2015, approximately 15% of these borrowers made voluntary annual principal payments of at least $2,500 and over a third of those borrowers made voluntary annual principal payments of at least $10,000.
The home equity loan portfolio is primarily second lien loans on residential real estate properties, which have a higher level of credit risk than first lien mortgage loans. Approximately 13% of the home equity portfolio was in the first lien position and the Company holds both the first and second lien positions in less than 1% of the home equity loan portfolio at December 31, 2015. The home equity loan portfolio consists of approximately 18% of home equity installment loans and approximately 82% of home equity lines of credit at December 31, 2015.
Home equity installment loans are primarily fixed rate and fixed term, fully amortizing loans that do not offer the option of an interest-only payment. The majority of home equity lines of credit convert to amortizing loans at the end of the draw period, which typically ranges from five to ten years. Approximately 4% of this portfolio will require the borrowers to repay the loan in full at the end of the draw period. At December 31, 2015, 61% of the home equity line of credit portfolio had not converted from the interest-only draw period and had not begun amortizing. However, during the year ended December 31, 2015, approximately 40% of the borrowers made annual principal payments of at least $500 on their home equity lines of credit and slightly under half of those borrowers reduced their principal balance by at least $2,500.
The following table outlines when one- to four-family and home equity lines of credit convert to amortizing by percentage of the one- to four-family portfolio and home equity line of credit portfolios, respectively, at December 31, 2015:

Period of Conversion to Amortizing Loan	% of One- to Four-Family Portfolio	% of Home Equity Line of Credit Portfolio
Already amortizing	61%	39%
Through December 31, 2016	17%	45%
Year ending December 31, 2017	22%	15%
Year ending December 31, 2018 or later	—%	1%
Approximately 37% and 38% of the Company’s mortgage loans receivable were concentrated in California at December 31, 2015 and 2014, respectively. No other state had concentrations of mortgage loans that represented 10% or more of the Company’s mortgage loans receivable at December 31, 2015 and 2014.
Delinquent Loans
The following table shows total loans receivable by delinquency category at December 31, 2015 and 2014 (dollars in millions):

	Current	30-89 Days Delinquent	90-179 Days Delinquent	180+ Days Delinquent	Total
December 31, 2015
One- to four-family	$2,279	$72	$26	$111	$2,488
Home equity	1,978	52	31	53	2,114
Consumer and other	334	6	1	—	341
Total loans receivable	$4,591	$130	$58	$164	$4,943
December 31, 2014
One- to four-family	$2,813	$88	$28	$131	$3,060
Home equity	2,702	60	29	43	2,834
Consumer and other	447	7	1	—	455
Total loans receivable	$5,962	$155	$58	$174	$6,349
Nonperforming Loans
The Company classifies loans as nonperforming when they are no longer accruing interest, which includes loans that are 90 days and greater past due, TDRs that are on nonaccrual status for all classes of loans (including loans in bankruptcy) and certain junior liens that have a delinquent senior lien. The following table shows the comparative data for nonperforming loans at December 31, 2015 and 2014 (dollars in millions):

	December 31,
	2015	2014
One- to four-family	$263	$294
Home equity	154	165
Consumer and other	1	1
Total nonperforming loans receivable	$418	$460

Real Estate Owned and Loans with Formal Foreclosure Proceedings in Process
At December 31, 2015 and 2014, the Company held $27 million and $36 million, respectively, of real estate owned that were acquired through foreclosure or through a deed in lieu of foreclosure or similar legal agreement. The Company also held $108 million and $107 million of loans for which formal foreclosure proceedings were in process at December 31, 2015 and 2014, respectively.
Allowance for Loan Losses
The following table provides a roll forward by loan portfolio of the allowance for loan losses for the year ended December 31, 2015, 2014 and 2013 (dollars in millions):

	Year Ended December 31, 2015
	One- to Four-Family	Home Equity	Consumer and Other	Total
Allowance for loan losses, beginning of period	$27	$367	$10	$404
Provision (benefit) for loan losses	15	(55)	—	(40)
Charge-offs	(2)	(31)	(11)	(44)
Recoveries(1)	—	26	7	33
Charge-offs, net	(2)	(5)	(4)	(11)
Allowance for loan losses, end of period	$40	$307	$6	$353

	Year Ended December 31, 2014
	One- to Four-Family	Home Equity	Consumer and Other	Total
Allowance for loan losses, beginning of period	$102	$326	$25	$453
Provision (benefit) for loan losses	(42)	82	(4)	36
Charge-offs	(44)	(65)	(17)	(126)
Recoveries(1)	11	24	6	41
Charge-offs, net	(33)	(41)	(11)	(85)
Allowance for loan losses, end of period	$27	$367	$10	$404

	Year Ended December 31, 2013
	One- to Four-Family	Home Equity	Consumer and Other	Total
Allowance for loan losses, beginning of period	$184	$257	$40	$481
Provision (benefit) for loan losses	(55)	192	6	143
Charge-offs	(41)	(157)	(33)	(231)
Recoveries	14	34	12	60
Charge-offs, net	(27)	(123)	(21)	(171)
Allowance for loan losses, end of period	$102	$326	$25	$453

(1)
Includes one-time payments from third party mortgage originators of $2 million and $11 million to satisfy in full all pending and future repurchase requests with them for the years ended December 31, 2015 and 2014, respectively.

Total loans receivable designated as held-for-investment decreased $1.4 billion during the year ended December 31, 2015. The allowance for loan losses was $353 million, or 7% of total loans receivable, as of December 31, 2015 compared to $404 million, or 6% of total loans receivable, as of December 31, 2014.

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
Delinquency status is the primary measure the Company uses to evaluate the performance of loans modified as TDRs. As mentioned above, the Company classifies loans as nonperforming when they are no longer accruing interest, which includes loans that are 90 days and greater past due, TDRs that are on nonaccrual status for all classes of loans, including loans in bankruptcy, and certain junior liens that have a delinquent senior lien. The following table shows a summary of the Company’s recorded investment in TDRs that were on accrual and nonaccrual status, further disaggregated by delinquency status, in addition to the recorded investment in TDRs at December 31, 2015 and 2014 (dollars in millions):

		Nonaccrual TDRs
	Accrual TDRs(1)	Current(2)	30-89 Days Delinquent	90-179 Days Delinquent	180+ Days Delinquent	Total Recorded Investment in TDRs (3)(4)
December 31, 2015
One- to four-family	$106	$106	$19	$8	$47	$286
Home equity	120	42	11	8	21	202
Total	$226	$148	$30	$16	$68	$488
December 31, 2014
One- to four-family	$121	$111	$24	$12	$48	$316
Home equity	127	51	14	6	19	217
Total	$248	$162	$38	$18	$67	$533

(1)	Represents loans modified as TDRs that are current and have made six or more consecutive payments.

(2)	Represents loans modified as TDRs that are current but have not yet made six consecutive payments, bankruptcy loans and certain junior lien TDRs that have a delinquent senior lien.

(3)
The unpaid principal balance in one- to four-family TDRs was $283 million and $314 million at December 31, 2015 and 2014, respectively. For home equity loans, the recorded investment in TDRs represents the unpaid principal balance.

(4)
Total recorded investment in TDRs at December 31, 2015 consisted of $334 million of loans modified as TDRs and $154 million of loans that have been charged off due to bankruptcy notification. Total recorded investment in TDRs at December 31, 2014 consisted of $354 million of loans modified as TDRs and $179 million of loans that have been charged off due to bankruptcy notification.

The following table shows the average recorded investment and interest income recognized both on a cash and accrual basis for the Company’s TDRs during the year ended December 31, 2015, 2014 and 2013 (dollars in millions):

	Average Recorded Investment			Interest Income Recognized
	December 31,			December 31,
	2015	2014	2013	2015	2014	2013
One- to four-family	$303	$576	$1,205	$9	$16	$33
Home equity	213	227	262	17	18	20
Total	$516	$803	$1,467	$26	$34	$53
The decrease in the average recorded investments of one- to four-family TDRs comparing the year ended December 31, 2015 and 2014 was primarily due to the sale of $0.8 billion of one- to four-family loans modified as TDRs during 2014.

Included in the allowance for loan losses was a specific valuation allowance of $61 million and $66 million that was established for TDRs at December 31, 2015 and 2014, respectively. The specific allowance for these individually impaired loans represents the forecasted losses over the estimated remaining life of the loans, including the economic concessions granted to the borrowers. The following table shows detailed information related to the Company’s TDRs at December 31, 2015 and 2014 (dollars in millions):

	December 31, 2015			December 31, 2014
	Recorded Investment in TDRs	Specific Valuation Allowance	Net Investment in TDRs	Recorded Investment in TDRs	Specific Valuation Allowance	Net Investment in TDRs
With a recorded allowance:
One- to four-family	$72	$9	$63	$88	$9	$79
Home equity	$111	$52	$59	$118	$57	$61
Without a recorded allowance:(1)
One- to four-family	$214	$—	$214	$228	$—	$228
Home equity	$91	$—	$91	$99	$—	$99
Total:
One- to four-family	$286	$9	$277	$316	$9	$307
Home equity	$202	$52	$150	$217	$57	$160

(1)	Represents loans where the discounted cash flow analysis or collateral value is equal to or exceeds the recorded investment in the loan.
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
The vast majority of the Company’s loans modified as TDRs include an interest rate reduction in combination with another type of concession. The Company prioritizes the interest rate reduction modifications in combination with the following modification categories: principal forgiven, principal deferred and re-age/extension/capitalization of accrued interest. Each class is mutually exclusive in that if a modification had an interest rate reduction with principal forgiven and an extension, the modification would only be presented in the principal forgiven column in the table below. The following tables provide the number of loans, post-modification balances immediately after being modified by major class, and the financial impact of modifications during the years ended December 31, 2015, 2014 and 2013 (dollars in millions):

	Year Ended December 31, 2015
		Interest Rate Reduction
	Number of Loans	Principal Forgiven	Principal Deferred	Re-age/ Extension/ Interest Capitalization	Other with Interest Rate Reduction	Other	Total
One- to four-family	34	$—	$1	$9	$—	$3	$13
Home equity	367	—	—	3	2	19	24
Total	401	$—	$1	$12	$2	$22	$37

	Year Ended December 31, 2014
		Interest Rate Reduction
	Number of Loans	Principal Forgiven	Principal Deferred	Re-age/ Extension/ Interest Capitalization	Other with Interest Rate Reduction	Other	Total
One- to four-family	64	$1	$—	$11	$2	$6	$20
Home equity	195	—	—	4	2	9	15
Total	259	$1	$—	$15	$4	$15	$35

	Year Ended December 31, 2013
		Interest Rate Reduction
	Number of Loans	Principal Forgiven	Principal Deferred	Re-age/ Extension/ Interest Capitalization	Other with Interest Rate Reduction	Other	Total
One- to four-family	324	$19	$5	$71	$11	$18	$124
Home equity	253	—	—	7	7	7	21
Total	577	$19	$5	$78	$18	$25	$145
The Company had less than $1 million in principal forgiven during the years ended December 31, 2015 and 2014. During the year ended December 31, 2013, the Company had principal forgiven of $7 million on one-to four family loans, with a pre-modification weighted average interest rate of 5.2% and a post-modification weighted average interest rate of 2.3%.
The Company considers modifications that become 30 days past due to have experienced a payment default. The following table shows the recorded investment in modifications that experienced a payment default within 12 months after the modification for the years ended December 31, 2015, 2014 and 2013 (dollars in millions):

	Year Ended December 31,
	2015		2014		2013
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
One- to four-family(1)	7	$3	27	$9	142	$53
Home equity(2)(3)	90	5	55	3	69	3
Total	97	$8	82	$12	211	$56

(1)
For years ended December 31, 2015, 2014 and 2013 less than $1 million, $1 million and $18 million, respectively, of the recorded investment in one- to four-family loans that had a payment default in the trailing 12 months was classified as current.

(2)
For the years ended December 31, 2015, 2014 and 2013, $3 million, $1 million and $1 million, respectively, of the recorded investment in home equity loans that had a payment default in the trailing 12 months was classified as current.

(3)	The majority of these home equity modifications during the year ended December 31, 2015 experienced servicer transfers during this same period.

NOTE 7—ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The Company enters into derivative transactions primarily to protect against interest rate risk on the value of certain assets, liabilities and future cash flows. Each derivative instrument is recorded on the consolidated balance sheet at fair value as a freestanding asset or liability. The following table summarizes the fair value amounts of derivatives designated as hedging instruments reported in the consolidated balance sheet at December 31, 2015 and 2014 (dollars in millions):

		Fair Value
	Notional	Asset(1)	Liability(2)	Net(3)
December 31, 2015
Interest rate contracts:
Cash flow hedges	$—	$—	$—	$—
Fair value hedges	2,204	10	(55)	(45)
Total derivatives designated as hedging instruments(4)	$2,204	$10	$(55)	$(45)
December 31, 2014
Interest rate contracts:
Cash flow hedges	$2,000	$23	$(24)	$(1)
Fair value hedges	1,069	1	(42)	(41)
Total derivatives designated as hedging instruments(4)	$3,069	$24	$(66)	$(42)

(1)	Reflected in the other assets line item on the consolidated balance sheet.

(2)	Reflected in the other liabilities line item on the consolidated balance sheet.

(3)	Represents derivative assets net of derivative liabilities for disclosure purposes only.

(4)	All derivatives were designated as hedging instruments at December 31, 2015 and 2014.
Cash Flow Hedges
Cash flow hedges, which include a combination of interest rate swaps and purchased options, including caps, are used primarily to reduce the variability of future cash flows associated with existing variable-rate assets and liabilities and forecasted issuances of liabilities. The effective portion of the changes in fair value of the derivative instruments in a cash flow hedge is reported as a component of accumulated other comprehensive loss, net of tax in the consolidated balance sheet, for both active and discontinued hedges. Amounts are reclassified from accumulated other comprehensive loss into net operating interest income as a yield adjustment in the same period the hedged forecasted transaction affects earnings. If it becomes probable that a hedged forecasted transaction will not occur, amounts included in accumulated other comprehensive loss related to the specific hedging instruments would be immediately reclassified into the gains (losses) on securities and other line item in the consolidated statement of income.
At December 31, 2014, accumulated other comprehensive loss attributable to cash flow hedges, pre-tax, was $422 million. These cash flow hedges were used to hedge the forecasted transactions related to repurchase agreements and FHLB advances. Following E*TRADE Clearing's move out from under E*TRADE Bank on July 1, 2015, the Company evaluated the sufficiency of the capital and liquidity position and, in early September, management and the Board concluded that E*TRADE Bank would deploy excess capital to terminate the $4.4 billion of legacy wholesale funding obligations. As the Company's intent changed and the hedged forecasted transactions became probable of not occurring, the Company reclassified $370 million of pre-tax losses on cash flow hedges from accumulated other comprehensive loss into earnings during the during 2015.
The following table summarizes the effect of interest rate contracts designated and qualifying as hedging instruments in cash flow hedges on accumulated other comprehensive loss and on the consolidated statement of income for the years ended December 31, 2015, 2014 and 2013 (dollars in millions):

	For the Year Ended December 31,
	2015	2014	2013
Gains (losses) on derivatives recognized in OCI (effective portion), net of tax	$(10)	$(39)	$67
Losses reclassified from AOCI into earnings (effective portion), net of tax(1)	$(271)	$(76)	$(87)
Cash flow hedge ineffectiveness gains(2)	$—	$—	$1

(1)
Includes the reclassification of losses deferred in accumulated other comprehensive loss into earnings related to cash flow hedges as a result of the termination of repurchase agreements and FHLB advances during the year ended December 31, 2015.

(2)
The ineffective portion of the change in fair value of the derivative instrument in a cash flow hedge, which is equal to the excess of the cumulative change in the fair value of the actual derivative over the cumulative change in the fair value of a hypothetical derivative which is created to match the exact terms of the underlying instruments being hedged, is reported in the gains (losses) on securities and other line item in the consolidated statement of income.

Fair Value Hedges
Fair value hedges are used to offset exposure to changes in value of certain fixed-rate assets and liabilities. Fair value hedges are accounted for by recording the fair value of the derivative instrument and the fair value of the asset or liability being hedged on the consolidated balance sheet. Changes in the fair value of both the derivative instruments and the underlying assets or liabilities are recognized in the gains (losses) on securities and other line item in the consolidated statement of income. To the extent that the hedge is ineffective, the changes in the fair values will not offset and the difference, or hedge ineffectiveness, is reflected in the gains (losses) on securities and other line item in the consolidated statement of income.
Hedge accounting is discontinued for fair value hedges if a derivative instrument is sold, terminated or otherwise de-designated. If fair value hedge accounting is discontinued, the previously hedged item is no longer adjusted for changes in fair value through the consolidated statement of income and the cumulative net gain or loss on the hedged asset or liability at the time of de-designation is amortized to interest income or interest expense using the effective interest method over the expected remaining life of the hedged item. Changes in the fair value of the derivative instruments after de-designation of fair value hedge accounting are recorded in the gains (losses) on securities and other line item in the consolidated statement of income.
The following table summarizes the effect of interest rate contracts designated and qualifying as hedging instruments in fair value hedges and related hedged items on the consolidated statement of income for the years ended December 31, 2015, 2014 and 2013 (dollars in millions):

	Year Ended December 31,
	2015			2014
	Hedging Instrument	Hedged Item	Hedge Ineffectiveness(1)	Hedging Instrument	Hedged Item	Hedge Ineffectiveness(1)
Agency debentures	$(3)	$3	$—	$(100)	$91	$(9)
Agency mortgage-backed securities	(4)	3	(1)	(33)	32	(1)
Total gains (losses) included in earnings	$(7)	$6	$(1)	$(133)	$123	$(10)

	Year Ended December 31,
	2013
	Hedging Instrument	Hedged Item	Hedge Ineffectiveness(1)
Agency debentures	$73	$(72)	$1
Agency mortgage-backed securities	34	(35)	(1)
Total gains (losses) included in earnings	$107	$(107)	$—

(1)	Reflected in the gains (losses) on securities and other line item on the consolidated statement of income.

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
The Company considered the impact of credit risk on the fair value measurement for derivative instruments, particularly those in net liability positions to counterparties, to be mitigated by the enforcement of credit support agreements, and the collateral requirements therein. The Company pledged approximately $130 million of its cash and mortgage-backed securities as collateral related to its derivative contracts in net liability positions to counterparties at December 31, 2015.
The Company’s credit risk analysis for derivative instruments also considered the credit loss exposure on derivative instruments in net asset positions. During the year ended December 31, 2015, the consideration of counterparty credit risk did not result in an adjustment to the valuation of the Company’s derivative instruments.
Impact on Liquidity
In the normal course of business, collateral requirements contained in the Company’s derivative instruments are enforced by the Company and its counterparties. Upon enforcement of the collateral requirements, the amount of collateral requested is typically based on the net fair value of all derivative instruments with the counterparty; that is derivative assets net of derivative liabilities at the counterparty level. If the Company were to be in violation of certain provisions of the derivative instruments, the counterparties to the derivative instruments could request payment or collateralization on derivative instruments. The Company expects such requests would be based on the fair value of derivative assets net of derivative liabilities at the counterparty level. The fair value of derivative instruments in net liability positions at the counterparty level was $45 million at December 31, 2015. The fair value of the Company’s cash and mortgage-backed securities pledged as collateral related to derivative contracts in net liability positions to counterparties, was $130 million at December 31, 2015, which exceeded derivative instruments in net liability positions at the counterparty level by $85 million.
NOTE 8—PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following assets at December 31, 2015 and 2014 (dollars in millions):

	December 31, 2015			December 31, 2014
	Gross Amount	Accumulated Depreciation and Amortization	Net Amount	Gross Amount	Accumulated Depreciation and Amortization	Net Amount
Software	$490	$(388)	$102	$487	$(391)	$96
Leasehold improvements	116	(91)	25	114	(84)	30
Equipment	127	(84)	43	102	(76)	26
Buildings	72	(28)	44	72	(26)	46
Furniture and fixtures	22	(20)	2	23	(21)	2
Land	3	—	3	3	—	3
Construction in progress	17	—	17	42	—	42
Total	$847	$(611)	$236	$843	$(598)	$245
Depreciation and amortization expense related to property and equipment was $81 million, $78 million and $89 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Software includes capitalized internally developed software costs of $42 million, $27 million and $24 million for the years ended December 31, 2015, 2014 and 2013, respectively. Amortization of completed and in-service software was $41 million, $47 million and $57 million for the years ended December 31, 2015, 2014 and 2013, respectively. Software at December 31, 2015 and 2014 also included $22 million and $19 million, respectively, of internally developed software in the process of development for which amortization has not begun.
Sale-Leaseback Transaction
During 2014, the Company executed a sale-leaseback transaction on its office located in Alpharetta, Georgia. This transaction has been treated as a financing as it did not qualify for leaseback accounting due to the presence of a sub-lease and various forms of continuing involvement in the lease. The Company recorded the net sales proceeds of approximately $56 million as a financing obligation in the other liabilities line item during 2014 and the related assets continue to be included in the property and equipment, net line item on the consolidated balance sheet.
The obligation for future minimum lease payments and minimum sublease proceeds to be received under this lease is as follows (dollars in millions):

	Obligation for Minimum Lease Payments	Minimum Sublease Proceeds
Years ending December 31,
2016	$4	$(3)
2017	4	(3)
2018	5	(3)
2019	5	(3)
2020	5	(3)
Thereafter	19	(6)
Total	$42	$(21)
NOTE 9—GOODWILL AND OTHER INTANGIBLES, NET
Goodwill
Goodwill is evaluated for impairment on an annual basis as of November 30 and in interim periods when events or changes indicate the carrying value may not be recoverable. At December 31, 2015 and 2014, all $1.8 billion of goodwill was allocated to the retail brokerage reporting unit within the trading and investing segment. There were no additions or impairments to the carrying value of the Company’s goodwill during the years ended December 31, 2015 and 2014.
At the end of June 2013, the Company decided to exit its market making business. Based on this decision in the second quarter of 2013, the Company conducted an interim goodwill impairment test for the market making reporting unit, using the expected sale structure of the market making business. Based on the results of the first step of the goodwill impairment test, the Company determined that the carrying value of the market making reporting unit, including goodwill, exceeded the fair value for that reporting unit as of June 30, 2013. The Company next performed a step two evaluation and determined that the entire carrying amount of goodwill allocated to the market making reporting unit was impaired and recognized a $142 million impairment of goodwill during 2013.
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
For the year ended December 31, 2015, the Company elected to perform a quantitative analysis for the retail brokerage reporting unit to determine whether the fair value was less than the carrying value. As a result of this assessment, the Company concluded that goodwill assigned to the retail brokerage reporting unit was not impaired at December 31, 2015.

At December 31, 2015, 2014 and 2013, goodwill was net of accumulated impairment losses of $142 million related to the trading and investing segment and $101 million related to the balance sheet management segment.
Other Intangibles, Net
The following table outlines the Company's other intangible assets with finite lives consisting of customer lists, which are amortized on an accelerated basis (dollars in millions):

	Customer Lists
	Weighted Average Original Useful Life (Years)	Weighted Average Remaining Useful Life (Years)	Gross Amount	Accumulated Amortization	Net Amount
December 31, 2015	20	10	$435	$(261)	$174
December 31, 2014	20	11	$435	$(241)	$194
Assuming no future impairments of customer lists or additional acquisitions or dispositions, the following table presents the Company's future annual amortization expense (dollars in millions):

Years ending December 31,
2016	$20
2017	19
2018	19
2019	18
2020	18
Thereafter	80
Total future amortization expense	$174
NOTE 10—RECEIVABLES FROM AND PAYABLES TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS
Receivables from and payables to brokers, dealers and clearing organizations consist of the following (in millions):

	December 31, 2015	December 31, 2014
Receivables:
Securities borrowed	$120	$474
Receivables from clearing organizations	341	313
Other	59	97
Total	$520	$884

Payables:
Securities loaned	$1,535	$1,649
Payables to clearing organizations	8	9
Other	33	41
Total	$1,576	$1,699

NOTE 11—DEPOSITS
Deposits are summarized as follows (dollars in millions):

	Amount		Weighted-Average Rate
	December 31,		December 31,
	2015	2014	2015	2014
Sweep deposits(1)	$24,018	$19,119	0.01%	0.03%
Complete savings deposits	3,357	3,753	0.01%	0.01%
Checking deposits	1,239	1,137	0.03%	0.03%
Other money market and savings deposits	792	833	0.01%	0.01%
Time deposits(2)	39	48	0.38%	0.50%
Total deposits(3)	$29,445	$24,890	0.01%	0.03%

(1)	A sweep product transfers brokerage customer balances to banking subsidiaries, which hold these funds as customer deposits in FDIC insured demand deposit and money market deposit accounts.

(2)	Time deposits represent certificates of deposit and brokered certificates of deposit.

(3)	As of December 31, 2015 and 2014, the Company had $173 million and $141 million in non-interest bearing deposits, respectively.
At December 31, 2015, scheduled maturities of time deposits were as follows (dollars in millions):

Years ending December 31,
2016	$28
2017	5
2018	3
2019	1
2020	2
Thereafter	—
Subtotal	39
Unamortized discount, net	—
Total time deposits	$39
Scheduled maturities of certificates of deposit with denominations greater than or equal to $100,000, and greater than or equal to $250,000, which is the FDIC deposit insurance coverage limit, were as follows (dollars in millions):

	>= $100,000		>= $250,000
	December 31,		December 31,
	2015	2014	2015	2014
Three months or less	$—	$1	$—	$—
Three through six months	1	1	—	—
Six through twelve months	2	2	—	—
Over twelve months	1	2	1	1
Total certificates of deposit	$4	$6	$1	$1

NOTE 12— OTHER BORROWINGS
Securities sold under agreements to repurchase, FHLB advances and TRUPs at December 31, 2015 and 2014, were as follows (dollars in millions):

	December 31, 2015	December 31, 2014
Trust preferred securities(1)	$409	$428
Securities sold under agreements to repurchase and FHLB advances:
Repurchase Agreements(2)	$82	$3,672
FHLB Advances	—	920
Fair value hedge adjustments and deferred costs	—	(49)
Total securities sold under agreements to repurchase and FHLB advances	82	4,543
Total other borrowings	$491	$4,971

(1)	The Company's TRUPs do not begin maturing until 2031.

(2)	The maximum amount at any month end for repurchase agreements was $3.8 billion and $4.9 billion for the years ended December 31, 2015, respectively.
Repurchase agreements are collateralized by fixed- and variable-rate mortgage-backed securities or investment grade securities. The counterparties retain possession of the securities collateralizing the repurchase agreements until maturity of the repurchase agreement. The Company terminated $4.4 billion of repurchase agreements and FHLB advances during 2015. In connection with this termination, the Company recorded a pre-tax charge of $413 million in consolidated statement of income, including $43 million in the losses on early extinguishment of debt line item, and $370 million in the gains (losses) on securities and other line item that were reclassified from accumulated comprehensive loss attributable to cash flow hedges.
Prior to 2008, ETB Holdings, Inc. ("ETBH") raised capital through the formation of trusts, which sold TRUPs in the capital markets. The capital securities must be redeemed in whole at the due date, which is generally 30 years after issuance. Each trust issued Cumulative Preferred Securities, commonly referred to as TRUPs, at par with a liquidation amount of $1,000 per capital security. The trusts used the proceeds from the sale of issuances to purchase Junior Subordinated Debentures ("subordinated debentures") issued by ETBH, which guarantees the trust obligations and contributed proceeds from the sale of its subordinated debentures to E*TRADE Bank in the form of a capital contribution. The most recent issuance of TRUPs occurred in 2007.
During 2015, the Company redeemed approximately $19 million of TRUPs held by ETBH Capital Trust I and Capital Trust II in advance of maturity and recorded a net gain on early extinguishment of debt of approximately $4 million.
The face values of outstanding trusts at December 31, 2015 are shown below (dollars in millions):

Trusts	Face Value	Maturity Date	Annual Interest Rate
ETBH Capital Trust II(1)	$—	2031	10.25%
ETBH Capital Trust I	20	2031	3.75% above 6-month LIBOR
ETBH Capital Trust V, VI, VIII	51	2032	3.25%-3.65% above 3-month LIBOR
ETBH Capital Trust VII, IX—XII	65	2033	3.00%-3.30% above 3-month LIBOR
ETBH Capital Trust XIII—XVIII, XX	77	2034	2.45%-2.90% above 3-month LIBOR
ETBH Capital Trust XIX, XXI, XXII	60	2035	2.20%-2.40% above 3-month LIBOR
ETBH Capital Trust XXIII—XXIV	45	2036	2.10% above 3-month LIBOR
ETBH Capital Trust XXV—XXX	96	2037	1.90%-2.00% above 3-month LIBOR
Total	$414
(1) The TRUPs were redeemed during December 2015 but the trust was not legally dissolved until early 2016.

External Line of Credits maintained at E*TRADE Clearing
E*TRADE Clearing maintains secured committed lines of credit with two unaffiliated banks, aggregating to $175 million at December 31, 2015. E*TRADE Clearing also has secured uncommitted lines of credit with several unaffiliated banks aggregating to $375 million and unsecured uncommitted lines of credit with two unaffiliated banks aggregating to $100 million at December 31, 2015. The secured committed lines are scheduled to mature in June 2016 while $75 million of the unsecured uncommitted line at one of the banks is scheduled to mature in August 2016. The remaining lines have no maturity date. During 2015, E*TRADE Clearing entered into a new 364-day, $345 million committed senior unsecured revolving credit facility with a syndicate of banks, which brought its total external liquidity lines to $995 million. The credit facility contains maintenance covenants relating to E*TRADE Clearing's minimum consolidated tangible net worth and regulatory net capital ratio. There were no outstanding balances for these lines at December 31, 2015.
NOTE 13—CORPORATE DEBT
Corporate debt at December 31, 2015 and 2014 is outlined in the following table (dollars in millions):

	Face Value	Discount	Net
December 31, 2015
Interest-bearing notes:
5 3/8% Notes, due 2022	$540	$(6)	$534
4 5/8% Notes, due 2023	460	(5)	455
Total interest-bearing notes	1,000	(11)	989
Non-interest-bearing debt:
0% Convertible debentures, due 2019	8	—	8
Total corporate debt	$1,008	$(11)	$997

	Face Value	Discount	Net
December 31, 2014
Interest-bearing notes:
6 3/8% Notes, due 2019	$800	$(5)	$795
5 3/8% Notes, due 2022	540	(7)	533
Total interest-bearing notes	1,340	(12)	1,328
Non-interest-bearing debt:
0% Convertible debentures, due 2019	38	—	38
Total corporate debt	$1,378	$(12)	$1,366
5 3/8% Notes
In November 2014, the Company issued an aggregate principal amount of $540 million in 5 3/8% Senior Notes, due November 2022. Interest is payable semi-annually and the notes may be called by the Company in whole or in part at any time (1) before November 15, 2017, at a redemption price equal to 100% of their principal amount plus the applicable "make-whole" premium, and (2) on or after November 15, 2017 at specified redemption prices, which decline over time. The Company used the net proceeds from the issuance of the 5 3/8% Notes, along with approximately $460 million of existing corporate cash, to redeem all of its outstanding 6 3/4% Notes and 6% Notes, including paying the associated redemption premiums of $54 million, accrued interest and related fees and expenses. The Company recorded $59 million in losses on early extinguishment of debt related to the redemption of the 6 3/4% Notes and 6% Notes for the year ended December 31, 2014.

4 5/8% Notes
In March 2015, the Company issued an aggregate principal amount of $460 million in 4 5/8% Senior Notes due September 2023. Interest is payable semi-annually and the notes may be called by the Company in whole or in part at any time (1) before March 15, 2018 at a redemption price equal to 100% of their principal amount plus the applicable "make-whole" premium, and (2) on or after March 15, 2018, at specified redemption prices, which decline over time. The Company used the net proceeds from the issuance of the 4 5/8% Notes, along with approximately $432 million of existing corporate cash to redeem all of the outstanding 6 3/8% Notes including paying the associated redemption premiums of $68 million, accrued interest and related fees and expenses. This resulted in $73 million in losses on early extinguishment of debt for the year ended December 31, 2015.
0% Convertible Debentures
In 2009, the Company issued an aggregate principal amount of $1.7 billion in Class A convertible debentures and $2 million in Class B convertible debentures (collectively convertible debentures or 0% Convertible debentures) of non-interest-bearing notes due August 2019, in exchange for $1.3 billion principal of the 12 1/2% Springing Lien Notes and $0.4 billion principal of the 8% Senior Notes, due June 2011.
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
During the years ended December 31, 2015 and 2014, $30 million and $5 million of the Company’s convertible debentures were converted into 2.9 million and 0.5 million shares of common stock, respectively. At December 31, 2015, a cumulative total of $1.7 billion of the Class A convertible debentures and $2 million of the Class B convertible debentures had been converted into 167.5 million shares and 0.1 million shares, respectively, of the Company’s common stock.
Credit Facility
In November 2014, the Company entered into a $200 million senior secured revolving credit facility and in February of 2015, entered into an amendment to increase commitments thereunder by $50 million. At December 31, 2015, there was no outstanding balance under the revolving credit facility and available capacity for borrowings was $250 million. The credit facility expires in November 2017. The Company has the ability to borrow against the credit facility for working capital and general corporate purposes. The credit facility contains certain maintenance covenants, including the requirement for the parent company to maintain unrestricted cash of $100 million. In September 2015, the Company entered into an amendment to its senior secured revolving credit facility, which reduced or removed certain negative covenants and other restrictions on the Company pursuant to the terms of the amendment.
Ranking and Subsidiary Guarantees
All of the Company’s notes rank equal in right of payment with all of the Company’s existing and future unsubordinated indebtedness and rank senior in right of payment to all its existing and future subordinated indebtedness. However, the notes rank effectively junior to the Company's secured indebtedness to the extent of the collateral securing such indebtedness, including any debt drawn under the Company's $250 million senior secured revolving credit facility.
In June 2011, certain of the Company’s subsidiaries issued guarantees on the 0% Convertible debentures. E*TRADE Bank and E*TRADE Securities, among others, did not issue such guarantees.
Corporate Debt Covenants
The Company’s corporate debt and credit facility described above have terms which include financial maintenance covenants. At December 31, 2015, the Company was in compliance with all such maintenance covenants.

Future Maturities of Corporate Debt
Scheduled principal payments of corporate debt at December 31, 2015 were as follows (dollars in millions):

Years ending December 31,
2016	$—
2017	—
2018	—
2019	8
2020	—
Thereafter	1,000
Total future principal payments of corporate debt	1,008
Unamortized discount	(11)
Total corporate debt	$997

NOTE 14—INCOME TAXES
The components of income tax expense (benefit) for the years ended December 31, 2015, 2014 and 2013 were as follows (dollars in millions):

	Year Ended December 31,
	2015	2014	2013
Current income tax expense (benefit):
Federal	$(5)	$—	$—
State	(5)	4	3
Foreign	5	—	—
Total current	(5)	4	3
Deferred income tax expense (benefit):
Federal	(145)	152	127
State	(31)	3	(20)
Foreign	—	—	—
Total deferred	(176)	155	107
Non-current income tax expense (benefit)(1)	4	—	(1)
Income tax expense (benefit)	$(177)	$159	$109

(1)	Non-current income tax expense (benefit) primarily relates to amortization for investments in qualified affordable housing projects recognized under the proportional amortization method.
The following table presents the components of income before income tax expense (benefit) for the years ended December 31, 2015, 2014 and 2013 (dollars in millions):

	Year Ended December 31,
	2015	2014	2013
Domestic	$84	$438	$186
Foreign	7	14	9
Income before income tax expense (benefit)	$91	$452	$195
Unrecognized Tax Benefits
The following table provides a reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2015, 2014, and 2013 (dollars in millions):

	Year Ended December 31,
	2015	2014	2013
Unrecognized tax benefits, beginning of period	$330	$333	$492
Additions based on tax positions related to prior years	5	12	10
Additions based on tax positions related to current year	2	—	—
Reductions based on tax positions related to prior years	(304)	(14)	(163)
Settlements with taxing authorities	(3)	—	(5)
Statute of limitations lapses	(1)	(1)	(1)
Unrecognized tax benefits, end of period	$29	$330	$333
The unrecognized tax benefits decreased $301 million to $29 million during the year ended December 31, 2015. At December 31, 2015, the Company had $18 million, net of federal benefits on state issues, of unrecognized tax benefits that, if recognized, would favorably impact the effective income tax rate in future periods. In 2015, the Company settled the IRS examination of its 2007, 2009 and 2010 federal tax returns. As a result, the Company released $303 million of reserves related to the uncertain tax positions in 2015. During 2009, the Company incurred a loss on the exchange of $1.7 billion interest-bearing corporate debt for non-interest-bearing convertible debentures.

The uncertain tax positions were primarily related to whether certain components of that loss were considered deductible or non-deductible for tax purposes.
The following table summarizes the tax years that are either currently under examination or remain open under the statute of limitations and subject to examination by the major tax jurisdictions in which the Company operates:

Jurisdiction	Open Tax Years
Hong Kong	2008-2015
United Kingdom	2013-2015
United States	2012-2015
Various states(1)	2007-2015

(1)	Major state tax jurisdictions include California, Georgia, Illinois, New Jersey, New York and Virginia.
It is reasonably possible that the Company's unrecognized tax benefits could be reduced by as much as $4 million within the next twelve months as a result of settlements of certain examinations or expiration of statutes of limitations.
The Company recognizes interest and penalties, if any, related to income tax matters in income tax expense. The Company has total reserves for interest and penalties of $13 million and $21 million as of December 31, 2015 and 2014, respectively. The tax expense for the year ended December 31, 2015 includes a benefit related to reduction of interest and penalties of $8 million, primarily related to the settlement of the IRS examination mentioned above. The tax expense for the years ended December 31, 2014 and December 31, 2013 included an increase in the accrual for interest and penalties of $1 million, principally related to state taxes, and an increase in accrual for interest and penalties of $5 million, principally related to federal taxes, respectively.
Deferred Taxes and Valuation Allowance
Deferred income taxes are recorded when revenues and expenses are recognized in different periods for financial statement and tax return purposes. The temporary differences and tax carryforwards that created deferred tax assets and deferred tax liabilities at December 31, 2015 and 2014 are summarized in the following table (dollars in millions):

	December 31,
	2015	2014
Deferred tax assets:
Net operating losses	$782	$632
Reserves and allowances, net	482	601
Mark to market	158	110
Deferred compensation	44	43
Tax credits	44	37
Basis differences in investments	10	9
Other	28	1
Total deferred tax assets	1,548	1,433
Valuation allowance	(82)	(91)
Total deferred tax assets, net of valuation allowance	1,466	1,342
Deferred tax liabilities:
Depreciation and amortization	(433)	(387)
Other	—	(4)
Total deferred tax liabilities	(433)	(391)
Net deferred tax assets, net	$1,033	$951
The Company is required to establish a valuation allowance for deferred tax assets and record income tax expense if it is determined, based on evaluation of available evidence at the time the determination is made, that it is more likely than not that some or all of the deferred tax assets will not be realized. If the Company were to conclude that a valuation allowance was required, the resulting loss could have a material adverse effect on its financial condition and results of operations. As of December 31, 2015, the Company did not establish a valuation allowance against its federal deferred tax assets as it believes that it is more likely than not that all of these assets will be realized. As of December 31, 2015, the Company had $1.8 billion of gross federal net operating losses, which will begin to expire in approximately 12 years. The increase in the net operating losses deferred tax asset was primarily driven by the release of unrecognized tax benefits as a result of the settlement of the IRS examination of the Company's 2007, 2009, and 2010 federal tax returns.
The Company’s evaluation of the need for a valuation allowance focused on identifying significant, objective evidence that it will be able to realize its deferred tax assets in the future. The Company determined that its expectations regarding future earnings are objectively verifiable due to various factors. One factor is the consistent profitability of the Company’s core business, the trading and investing segment, which has generated substantial income for each of the last 12 years, including through uncertain economic and regulatory environments. The core business is driven by brokerage customer activity and includes trading, brokerage related cash, margin lending, retirement and investing, and other brokerage related activities. These activities drive variable expenses that correlate to the volume of customer activity, which has resulted in stable, ongoing profitability. Another factor is the sustained profitability of the balance sheet management segment driven by various credit loss mitigation activities and improving economic conditions that benefited both our loan portfolio as well as the securities portfolio.
The Company's valuation allowance for deferred tax assets decreased $9 million to $82 million at December 31, 2015. The principal components of the deferred tax assets for which a valuation allowance has been established include the following state and foreign country net operating loss carryforwards which have a limited carryforward period:

•
At December 31, 2015, the Company had certain gross foreign country net operating loss carryforwards of $67 million and other foreign country temporary differences of approximately $16 million for which a deferred tax asset of approximately $17 million was established. The foreign net operating losses represent the foreign tax loss carryforwards in numerous foreign countries, the vast majority of which are not subject to expiration. In most of these foreign countries, the Company has historical tax losses; accordingly, the Company has provided a valuation allowance of $17 million against such deferred tax assets at December 31, 2015.

•
At December 31, 2015, the Company had gross state net operating loss carryforwards that expire between 2016 and 2034 in several states of $3.6 billion, most of which are subject to change by corresponding changes in apportionment. At December 31, 2015, the Company had total state deferred tax assets, net of federal benefit, of approximately $177 million that related to the Company's state net operating loss carryforwards and temporary differences with a valuation allowance of $65 million against such deferred tax assets.

The Company does not intend to permanently reinvest any undistributed earnings and profits in foreign subsidiaries. As a result, the Company has fully recorded income taxes on those earnings at December 31, 2015.
Effective Tax Rate
The effective tax rate differed from the federal statutory rate as summarized in the following table for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	0.2	2.0	2.8
Difference between statutory rate and foreign effective tax rate	(2.4)	(1.0)	(1.4)
Tax exempt income	(0.5)	(0.1)	(0.3)
Disallowed executive compensation	6.5	0.6	0.9
Change in valuation allowance	0.1	2.2	1.1
Tax credits	(3.8)	(0.6)	(1.8)
Estimated reserve for uncertain tax positions	4.7	(0.3)	(2.6)
Deferred tax adjustments(1)	3.5	(3.4)	4.5
Tax on undistributed earnings and profits in certain foreign subsidiaries	3.9	1.1	2.4
Settled IRS examination	(241.5)	—	—
Tax impact of exit of market making business	—	—	16.4
Other	(0.4)	(0.3)	(1.1)
Effective tax rate	(194.7)%	35.2%	55.9%

(1)
Includes the impact of New York city tax legislative changes of (5.8)% during the year ended December 31, 2015 and New York state tax legislative changes of (1.8)% during the year ended December 31, 2014.

NOTE 15—SHAREHOLDER'S EQUITY
The activity in shareholders’ equity during the year ended December 31, 2015 is summarized in the following table (dollars in millions):

	Common Stock / Additional Paid-In Capital	Accumulated Deficit / Other Comprehensive Loss	Total
Beginning balance, December 31, 2014	$7,353	$(1,978)	$5,375
Net income	—	268	268
Net change from available-for-sale securities	—	(108)	(108)
Net change from cash flow hedging instruments	—	261	261
Other(1)	6	(3)	3
Ending balance, December 31, 2015	$7,359	$(1,560)	$5,799

(1)
Other includes employee share-based compensation, conversions of convertible debentures, repurchase of common stock, and changes in accumulated other comprehensive loss from foreign currency translation.

Accumulated Other Comprehensive Loss
The following tables present after-tax changes in each component of accumulated other comprehensive loss for the years ended December 31, 2015, 2014 and 2013 (dollars in millions):

	Available-for-sale Securities	Cash Flow Hedging Instruments	Foreign Currency Translation	Total
Beginning balance, December 31, 2014	$7	$(261)	$5	$(249)
Other comprehensive loss before reclassifications	(84)	(10)	(3)	(97)
Amounts reclassified from accumulated other comprehensive loss	(24)	271	—	247
Net change	(108)	261	(3)	150
Ending balance, December 31, 2015	$(101)	$—	$2	$(99)

	Available-for-sale Securities	Cash Flow Hedging Instruments	Foreign Currency Translation	Total
Beginning balance, December 31, 2013	$(160)	$(298)	$5	$(453)
Other comprehensive income (loss) before reclassifications	193	(39)	—	154
Amounts reclassified from accumulated other comprehensive loss	(26)	76	—	50
Net change	167	37	—	204
Ending balance, December 31, 2014	$7	$(261)	$5	$(249)

	Available-for-sale Securities	Cash Flow Hedging Instruments	Foreign Currency Translation	Total
Beginning balance, December 31, 2012	$137	$(452)	$5	$(310)
Other comprehensive income (loss) before reclassifications	(260)	67	—	(193)
Amounts reclassified from accumulated other comprehensive loss	(37)	87	—	50
Net change	(297)	154	—	(143)
Ending balance, December 31, 2013	$(160)	$(298)	$5	$(453)

The following table presents the income statement line items impacted by reclassifications out of accumulated other comprehensive loss for the years ended December 31, 2015, 2014 and 2013 (dollars in millions):

Accumulated Other Comprehensive Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Loss			Affected Line Items in the Consolidated Statement of Income
	Year Ended December 31,
	2015	2014	2013
Available-for-sale securities:
	$39	$42	$60	Gains (losses) on securities and other
	(15)	(16)	(23)	Tax expense
	$24	$26	$37	Reclassification into earnings, net
Cash flow hedging instruments:
	$(370)	$—	$—	Gains (losses) on securities and other
	—	—	8	Operating interest income
	(69)	(125)	(147)	Operating interest expense
	(439)	(125)	(139)	Reclassification into earnings, before tax
	168	49	52	Tax benefit
	$(271)	$(76)	$(87)	Reclassification into earnings, net
The Company terminated $4.4 billion of repurchase agreements and FHLB advances during 2015. In connection with this termination, the Company recorded a pre-tax charge of $413 million in the consolidated statement of income, including $43 million in the losses on early extinguishment of debt line item, and $370 million in the gains (losses) on securities and other line item that were reclassified from accumulated comprehensive loss attributable to cash flow hedges.
Preferred Stock
The Company has 1 million shares authorized in preferred stock. None were issued or outstanding at December 31, 2015 or 2014.
Conversions of Convertible Debentures
During the years ended December 31, 2015 and 2014, $30 million and $5 million of the Company’s convertible debentures were converted into 2.9 million and 0.5 million shares of common stock, respectively. For further details on the convertible debentures, see Note 13—Corporate Debt.
Share Repurchases
On November 19, 2015, the Company announced that its Board of Directors has authorized the repurchase of up to $800 million of shares of the Company's common stock through March 31, 2017. During the three month period ended December 31, 2015, the Company repurchased a total of $50 million or 1.7 million shares of common stock. As of December 31, 2015, $750 million remained available for additional repurchases. The Company accounts for share repurchases retired after repurchase by allocating the excess repurchase price over par to APIC.

NOTE 16—EARNINGS PER SHARE
The following table presents a reconciliation of basic and diluted earnings per share (in millions, except share data and per share amounts):

	Year Ended December 31,
	2015	2014	2013
Basic:
Net income	$268	$293	$86
Basic weighted-average shares outstanding (in thousands)	290,762	288,705	286,991
Basic earnings per share	$0.92	$1.02	$0.30
Diluted:
Net income	$268	$293	$86
Basic weighted-average shares outstanding (in thousands)	290,762	288,705	286,991
Effect of dilutive securities:
Weighted-average convertible debentures (in thousands)	2,820	3,999	4,125
Weighted-average options and restricted stock issued to employees (in thousands)	1,429	1,399	1,473
Diluted weighted-average shares outstanding (in thousands)	295,011	294,103	292,589
Diluted earnings per share	$0.91	$1.00	$0.29
For the years ended December 31, 2015, 2014 and 2013, the Company excluded 0.1 million, 0.5 million and 1.7 million shares, respectively, of stock options and restricted stock awards and units from the calculations of diluted earnings per share as the effect would have been anti-dilutive.
NOTE 17—REGULATORY REQUIREMENTS
Broker-Dealer Capital Requirements
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

At December 31, 2015 and 2014, all of the Company’s broker-dealer subsidiaries met minimum net capital requirements. The tables below summarize the minimum capital requirements and excess capital for the Company’s broker-dealer subsidiaries at December 31, 2015 and 2014 (dollars in millions):

	Required Net Capital	Net Capital	Excess Net Capital
December 31, 2015:
E*TRADE Clearing(1)	$161	$1,007	$846
E*TRADE Securities(1)(2)	—	49	49
Other broker-dealers	1	15	14
Total(3)	$162	$1,071	$909
December 31, 2014:
E*TRADE Clearing(1)	$170	$795	$625
E*TRADE Securities(1)	—	459	459
Other broker-dealers	1	19	18
Total	$171	$1,273	$1,102

(1)	Elected to use the Alternative method to compute net capital. The net capital requirement was $250,000 for E*TRADE Securities for both periods presented.

(2)	E*TRADE Securities was moved out from under E*TRADE Bank in February 2015 and subsequently paid dividends of $565 million to the parent company during the year ended December 31, 2015.

(3)	E*TRADE Clearing and E*TRADE Securities paid cash dividends to the parent company of $124 million and $24 million, respectively, subsequent to December 31, 2015.
Bank Capital Requirements
E*TRADE Financial and E*TRADE Bank are subject to various regulatory capital requirements administered by federal banking agencies. Beginning January 1, 2015, both E*TRADE Financial and E*TRADE Bank calculate regulatory capital under the Basel III framework using the Standardized Approach, subject to transition provisions. Prior to Basel III becoming effective, the risk-based capital guidelines that applied to E*TRADE Bank were based upon the 1988 capital accords of the BCBS, a committee of central banks and bank supervisors, as implemented by the U.S. Federal banking agencies, including the OCC, commonly known as Basel I. As a savings and loan holding company, E*TRADE Financial was not previously subject to specific statutory capital requirements. Under the Basel III framework, the vast majority of the Company's margin receivables qualified for 0% risk-weighting and a larger portion of the Company's deferred tax assets were included in regulatory capital, both having a favorable impact on the Company's current capital ratios. A portion of this benefit was offset by the phase-out of TRUPs from the parent company's capital. In addition, in the first quarter of 2015, the Company made the one-time permanent election to exclude accumulated other comprehensive income from the calculation of Common Equity Tier 1 capital.
Failure to meet minimum capital requirements can trigger certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on E*TRADE Financial’s and E*TRADE Bank’s financial condition and results of operations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, E*TRADE Financial and E*TRADE Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. In addition, E*TRADE Bank may not pay dividends to the parent company without, in some cases, approval from, or otherwise notice to, its regulators and any loans by E*TRADE Bank to the parent company and its other non-bank subsidiaries are subject to various quantitative, arm’s length, collateralization and other requirements. E*TRADE Financial’s and E*TRADE Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.
Quantitative measures established by regulation to ensure capital adequacy require E*TRADE Financial and E*TRADE Bank to meet minimum Common equity Tier 1 capital, Tier 1 risk-based capital, Total risk-based capital, and Tier 1 leverage ratios. Events beyond management's control, such as deterioration in credit markets, could adversely affect future earnings and E*TRADE Financial’s and E*TRADE Bank’s ability to meet future capital requirements and, in the case of E*TRADE Bank, its ability to pay dividends to the parent company. E*TRADE

Financial and E*TRADE Bank were categorized as "well capitalized" under the regulatory framework for prompt corrective action for the periods presented in the table below (dollars in millions):

	December 31, 2015(1)					December 31, 2014(1)
	Actual		Well Capitalized Minimum Capital		Excess Capital	Actual		Well Capitalized Minimum Capital		Excess Capital
	Amount	Ratio	Amount	Ratio	Amount	Amount	Ratio	Amount	Ratio	Amount
E*TRADE Bank:(2)
Tier 1 leverage	$3,075	9.7%	$1,579	5.0%	$1,496	$4,548	10.6%	$2,143	5.0%	$2,405
Tier 1 risk-based capital	$3,075	36.5%	$674	8.0%	$2,401	$4,548	25.7%	$1,063	6.0%	$3,485
Total risk-based capital	$3,185	37.8%	$842	10.0%	$2,343	$4,772	26.9%	$1,772	10.0%	$3,000
Common equity Tier 1 capital(3)	$3,075	36.5%	$548	6.5%	$2,527	N/A	N/A	N/A	N/A	N/A

(1)
Due to the change in regulatory requirements described above, the December 31, 2015 ratios were calculated under Basel III requirements and the December 31, 2014 ratios were calculated under Basel I requirements.

(2)	E*TRADE Securities was moved out from under E*TRADE Bank in February 2015. E*TRADE Clearing was moved out from under E*TRADE Bank in July 2015.

(3)	The Basel III rule established Common Equity Tier 1 capital as a new tier of capital.

	December 31, 2015
	Actual		Well Capitalized Minimum Capital		Excess Capital
	Amount	Ratio	Amount	Ratio	Amount
E*TRADE Financial:
Tier 1 leverage	$3,747	9.0%	$2,093	5.0%	$1,654
Tier 1 risk-based capital	$3,747	39.3%	$763	8.0%	$2,984
Total risk-based capital	$4,186	43.9%	$954	10.0%	$3,232
Common equity Tier 1 capital	$3,747	39.3%	$620	6.5%	$3,127
NOTE 18—LEASE ARRANGEMENTS
The Company has non-cancelable operating leases for facilities through 2026. Future minimum lease payments and sublease proceeds under these leases with initial or remaining terms in excess of one year, including leases involved in facility restructurings, are as follows (dollars in millions):

Operating Lease Commitments
Years ending December 31,
2016	$26
2017	26
2018	23
2019	21
2020	15
Thereafter	22
Total future minimum lease payments	$133
Sublease proceeds	(3)
Net lease commitments	$130
Certain leases contain provisions for renewal options and rent escalations based on increases in certain costs incurred by the lessor. Rent expense, net of sublease income, was $22 million, $21 million and $22 million for the years ended December 31, 2015, 2014 and 2013, respectively. Rent expense, which is recorded in the occupancy and equipment line item in the consolidated statement of income, excludes costs related to leases involved in facility restructurings, which are recorded in the restructuring and other exit activities line item in the consolidated statement of income.
On October 31, 2014, the Company executed a sale-leaseback transaction on its office located in Alpharetta, Georgia. See Note 8—Property and Equipment, Net for more information.
NOTE 19—COMMITMENTS, CONTINGENCIES AND OTHER REGULATORY MATTERS
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
Litigation Matters
On October 27, 2000, Ajaxo, Inc. ("Ajaxo") filed a complaint in the Superior Court for the State of California, County of Santa Clara. Ajaxo sought damages and certain non-monetary relief for the Company’s alleged breach of a non-disclosure agreement with Ajaxo pertaining to certain wireless technology that Ajaxo offered the Company as well as damages and other relief against the Company for their alleged misappropriation of Ajaxo’s trade secrets. Following a jury trial, a judgment was entered in 2003 in favor of Ajaxo against the Company for $1 million for breach of the Ajaxo non-disclosure agreement. Although the jury found in favor of Ajaxo on its claim against the Company for misappropriation of trade secrets, the trial court subsequently denied Ajaxo’s requests for additional damages and relief. On December 21, 2005, the California Court of Appeal affirmed the above-described award against the Company for breach of the nondisclosure agreement but remanded the case to the trial court for the limited purpose of determining what, if any, additional damages Ajaxo may be entitled to as a result of the jury’s previous finding in favor of Ajaxo on its claim against the Company for misappropriation of trade secrets. Although the Company paid Ajaxo the full amount due on the above-described judgment, the case was remanded back to the trial court, and on May 30, 2008, a jury returned a verdict in favor of the Company denying all claims raised and demands for damages against the Company. Following the trial court’s entry of judgment in favor of the Company on September 5, 2008, Ajaxo filed post-trial motions for vacating this entry of judgment and requesting a new trial. The trial court denied these motions. On December 2, 2008, Ajaxo filed a notice of appeal with the Court of Appeal of the State of California for the Sixth District. On August 30, 2010, the Court of Appeal affirmed the trial court’s verdict in part and reversed the verdict in part, remanding the case. The Company petitioned the Supreme Court of California for review of the Court of Appeal decision. On December 16, 2010, the California Supreme Court denied the Company’s petition for review and remanded for further proceedings to the trial court. The testimonial phase of the third trial in this matter concluded on June 12, 2012. By order dated May 28, 2014, the Court determined to conduct a second phase of this bench trial to allow Ajaxo to attempt to prove entitlement to additional royalties. Hearings in phase two of the trial concluded January 8, 2015. In a Judgment and Statement of Decision filed September 16, 2015, the Court denied all claims for royalties by Ajaxo. Ajaxo’s post-trial motions were denied. Ajaxo has appealed to the Court of Appeal, Sixth District. There is no briefing schedule on this appeal. The Company will continue to defend itself vigorously.
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
Several cases have been filed nationwide involving the April 2007 leveraged buyout ("LBO") of the Tribune Company ("Tribune") by Sam Zell, and the subsequent bankruptcy of Tribune. In William Niese et al. v. A.G. Edwards et al., in Superior Court of Delaware, New Castle County, former Tribune employees and retirees claimed that Tribune was actually insolvent at the time of the LBO and that the LBO constituted a fraudulent transaction that depleted the plaintiffs’ retirement plans, rendering them worthless. E*TRADE Clearing, along with numerous other financial institutions, is a named defendant in this case. One of the defendants removed the action to federal district court in Delaware on July 1, 2011. In Deutsche Bank Trust Company Americas et al. v. Adaly Opportunity Fund et al., filed in the Supreme Court of New York, New York County on June 3, 2011, the Trustees of certain notes issued by Tribune allege wrongdoing in connection with the LBO. In particular the Trustees claim that the LBO constituted a constructive fraudulent transfer under various state laws. G1 Execution Services, LLC (formerly known as E*TRADE Capital Markets, LLC), along with numerous other financial institutions, is a named defendant in this case. In Deutsche Bank et al. v. Ohlson et al., filed in the U.S. District Court for the Northern District of Illinois, noteholders of Tribune asserted claims of constructive fraud and G1 Execution Services, LLC is a named defendant in this case. Under the agreement governing the sale of G1 Execution Services, LLC to Susquehanna International Group, LLP, the Company remains responsible for any resulting actions taken against G1 Execution Services, LLC as a result of such investigation. In EGI-TRB LLC et al. v. ABN-AMRO et al., filed in the Circuit Court of Cook County Illinois, creditors of Tribune assert fraudulent conveyance claims against multiple shareholder defendants and E*TRADE Clearing is a named defendant in this case. These cases have been consolidated into a multi-district litigation. The Company’s time to answer or otherwise respond to the complaints has been stayed pending further orders of the Court. On September 18, 2013, the Court entered the Fifth Amended Complaint. On September 23, 2013, the Court granted the defendants’ motion to dismiss the individual creditors’ complaint. The individual creditors filed a notice of appeal. The steering committees for plaintiffs and defendants have submitted a joint plan for the next phase of litigation. The next phase of the action will involve individual motions to dismiss. On April 22, 2014, the Court issued its protocols for dismissal motions for those defendants who were "mere conduits" who facilitated the transactions at issue. The motion to dismiss Count I of the Fifth Amended Complaint for failure to state a cause of action was fully briefed on July 2, 2014, and the parties await decision on that motion. The Company will continue to defend itself vigorously in these matters.
On April 30, 2013, a putative class action was filed by John Scranton, on behalf of himself and a class of persons similarly situated, against E*TRADE Financial Corporation and E*TRADE Securities in the Superior Court of California, County of Santa Clara, pursuant to the California procedures for a private Attorney General action. The Complaint alleged that the Company misrepresented through its website that it would always automatically exercise options that were in-the-money by $0.01 or more on expiration date. Plaintiffs allege violations of the California Unfair Competition Law, the California Consumer Remedies Act, fraud, misrepresentation, negligent misrepresentation and breach of fiduciary duty. The case has been deemed complex within the meaning of the California Rules of Court, and a case management conference was held on September 13, 2013. The Company’s demurrer and motion to strike the complaint were granted by order dated December 20, 2013. The Court granted leave to amend the complaint. A second amended complaint was filed on January 31, 2014. On March 11, 2014, the Company moved to strike and for a demurrer to the second amended complaint. On October 20, 2014, the Court sustained the Company's demurrer, dismissing four counts of the second amended complaint with prejudice and two counts without prejudice. The plaintiffs filed a third amended complaint on November 10, 2014. The Company filed a third demurrer and motion to strike on December 12, 2014. By order dated March 18, 2015, the Superior Court entered a final order sustaining the Company's demurrer on all remaining claims with prejudice. Final judgment was entered in the Company's favor on April 8, 2015. Plaintiff filed a Notice of Appeal April 27, 2015. Briefing is scheduled to continue through 2016. The Company will continue to defend itself vigorously in this matter.
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
Regulatory Matters
The securities, futures, foreign currency and banking industries are subject to extensive regulation under federal, state and applicable international laws. From time to time, the Company has been threatened with or named as a defendant in lawsuits, arbitrations and administrative claims involving securities, banking and other matters. The Company is also subject to periodic regulatory examinations and inspections. Compliance and trading problems that are reported to regulators, such as the SEC, Federal Reserve Bank of Richmond, FINRA, CFTC, NFA or OCC by dissatisfied customers or others are investigated by such regulators, and may, if pursued, result in formal claims being filed against the Company by customers or disciplinary action being taken against the Company or its employees by regulators. Any such claims or disciplinary actions that are decided against the Company could have a material impact on the financial results of the Company or any of its subsidiaries.
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

The Company’s equity method, cost method and other investments are generally limited liability investments in partnerships, companies and other similar entities, including tax credit partnerships and community development entities, which are not required to be consolidated. The Company had $54 million in unfunded commitments with respect to these investments at December 31, 2015.
At December 31, 2015, the Company had approximately $28 million of certificates of deposit scheduled to mature in less than one year and approximately $70 million of unfunded commitments to extend credit.
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
Prior to 2008, ETBH raised capital through the formation of trusts, which sold TRUPs in the capital markets. The capital securities must be redeemed in whole at the due date, which is generally 30 years after issuance. Each trust issued TRUPs at par, with a liquidation amount of $1,000 per capital security. The trusts used the proceeds from the sale of issuances to purchase subordinated debentures issued by ETBH.
During the 30-year period prior to the redemption of the TRUPs, ETBH guarantees the accrued and unpaid distributions on these securities, as well as the redemption price of the securities and certain costs that may be incurred in liquidating, terminating or dissolving the trusts (all of which would otherwise be payable by the trusts). At December 31, 2015, management estimated that the maximum potential liability under this arrangement, including the current carrying value of the trusts, was equal to approximately $417 million or the total face value of these securities plus accrued interest payable, which may be unpaid at the termination of the trust arrangement.
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
The Company evaluates the performance of its segments based on the segment’s income (loss) before income taxes. Financial information for the Company’s reportable segments is presented in the following tables (dollars in millions):

	Year Ended December 31, 2015
	Trading and Investing	Balance Sheet Management	Corporate/ Other	Total
Net operating interest income	$702	$383	$1	$1,086
Total non-interest income (loss)	667	(325)	—	342
Total net revenue	1,369	58	1	1,428
Provision (benefit) for loan losses	—	(40)	—	(40)
Total operating expense	827	105	275	1,207
Income (loss) before other income (expense) and income taxes	542	(7)	(274)	261
Total other income (expense)	—	—	(170)	(170)
Income (loss) before income taxes	$542	$(7)	$(444)	$91
Income tax benefit				(177)
Net income				$268

	Year Ended December 31, 2014
	Trading and Investing	Balance Sheet Management	Corporate/ Other	Total
Net operating interest income	$618	$455	$1	$1,074
Total non-interest income	697	43	—	740
Total net revenue	1,315	498	1	1,814
Provision for loan losses	—	36	—	36
Total operating expense	766	148	231	1,145
Income (loss) before other income (expense) and income taxes	549	314	(230)	633
Total other income (expense)	—	—	(181)	(181)
Income (loss) before income taxes	$549	$314	$(411)	$452
Income tax expense				159
Net income				$293

	Year Ended December 31, 2013
	Trading and Investing	Balance Sheet Management	Corporate/ Other	Total
Net operating interest income	$527	$442	$—	$969
Total non-interest income	690	64	—	754
Total net revenue	1,217	506	—	1,723
Provision for loan losses	—	143	—	143
Total operating expense	883	179	213	1,275
Income (loss) before other income (expense) and income taxes	334	184	(213)	305
Total other income (expense)	—	—	(110)	(110)
Income (loss) before income taxes	$334	$184	$(323)	$195
Income tax expense				109
Net income				$86

Total non-interest income (loss) for balance sheet management for the year ended December 31, 2015 includes the reclassification of $370 million of losses on cash flow hedges from accumulated comprehensive loss into earnings as a result of the termination of legacy wholesale funding obligations during 2015. Total other income (expense) included losses on early extinguishment of debt of $112 million and $71 million during the year ended December 31, 2015 and 2014, respectively. For additional information refer to Note 12—Other Borrowings and Note 13—Corporate Debt.
Segment Assets

	Trading and Investing	Balance Sheet Management	Corporate/ Other(1)	Total
As of December 31, 2015	$11,554	$33,278	$595	$45,427
As of December 31, 2014	$12,032	$33,075	$423	$45,530
As of December 31, 2013	$10,820	$34,784	$676	$46,280

(1)	Corporate/Other category includes corporate assets and other elimination adjustments, such as a line of credit between the operating segments, not allocated to the Company's operating segments.
Assets and total net revenue attributable to international locations were not material for the periods presented. No single customer accounts for greater than 10% of gross revenues for any of the years ended December 31, 2015, 2014 and 2013.
NOTE 21—CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)
The following presents the parent company’s condensed statement of comprehensive income (loss), balance sheet and statement of cash flows:
CONDENSED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Year Ended December 31,
	2015	2014	2013
Dividends from subsidiaries	$859	$311	$193
Other revenues	371	333	281
Total net revenue	1,230	644	474
Total operating expense	487	421	359
Income before other income (expense), income tax benefit, and equity in income (loss) of consolidated subsidiaries	743	223	115
Total other income (expense)	(127)	(166)	(108)
Income before income tax benefit and equity in income (loss) of consolidated subsidiaries	616	57	7
Income tax benefit	(287)	(88)	(76)
Equity in undistributed income (loss) of subsidiaries	(635)	148	3
Net income	268	293	86
Other comprehensive income (loss)	150	204	(143)
Comprehensive income (loss)	$418	$497	$(57)

CONDENSED BALANCE SHEET
(In millions)

	December 31,
	2015	2014
ASSETS
Cash and equivalents	$432	$220
Property and equipment, net	156	165
Investment in consolidated subsidiaries	5,434	5,763
Receivable from subsidiaries	57	31
Deferred tax assets, net	739	335
Other assets	173	410
Total assets	$6,991	$6,924
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Corporate debt	$997	$1,366
Other liabilities	195	183
Total liabilities	1,192	1,549
Total shareholders’ equity	5,799	5,375
Total liabilities and shareholders’ equity	$6,991	$6,924

CONDENSED STATEMENT OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$268	$293	$86
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44	38	40
Equity in undistributed (income) loss from subsidiaries	635	(148)	(3)
Losses on early extinguishment of debt	5	6	—
Other	(163)	(28)	(60)
Net cash provided by operating activities	789	161	63
Cash flows from investing activities:
Capital expenditures for property and equipment	(33)	(62)	(24)
Proceeds from sale of subsidiary	—	76	—
Cash contributions to subsidiaries	(147)	(29)	(39)
Other	—	—	4
Net cash used in investing activities	(180)	(15)	(59)
Cash flows from financing activities:
Net proceeds from issuance of senior notes	460	540	—
Payments on senior notes	(800)	(940)	—
Repurchases of common stock	(50)	—	—
Other	(7)	68	2
Net cash provided by (used in) financing activities	(397)	(332)	2
Increase (decrease) in cash and equivalents	212	(186)	6
Cash and equivalents, beginning of period	220	406	400
Cash and equivalents, end of period	$432	$220	$406
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
The Company issues guarantees for the settlement of foreign exchange transactions. If a subsidiary fails to deliver currency on the settlement date of a foreign exchange arrangement, the beneficiary financial institution may seek payment from the Company. Terms are undefined, and are governed by the terms of the underlying financial obligation. At December 31, 2015, no claims had been made against the Company for payment under these guarantees and thus, no obligations have been recorded. None of these guarantees are collateralized.

NOTE 22—QUARTERLY DATA (UNAUDITED)
The information presented below reflects all adjustments, which, in the opinion of management, are of a normal and recurring nature necessary to present fairly the results of operations for the quarterly periods presented (dollars in millions, except per share amounts):

	2015				2014
	First	Second	Third	Fourth	First	Second	Third	Fourth
Total net revenue	$456	$445	$73	$454	$475	$438	$440	$461
Net income (loss)	$40	$292	$(153)	$89	$97	$69	$86	$41
Earnings (loss) per share:
Basic	$0.14	$1.01	$(0.53)	$0.31	$0.34	$0.24	$0.30	$0.14
Diluted	$0.14	$0.99	$(0.53)	$0.30	$0.33	$0.24	$0.29	$0.14
In the first quarter of 2015, the decrease in net income was primarily due to a $73 million pre-tax loss on early extinguishment of debt. In the third quarter of 2015, the decrease in total net revenue and net income was primarily driven by the reclassification from accumulated comprehensive loss of $370 million of losses related to cash flow hedges as a result of the termination of $4.4 billion in legacy wholesale funding obligations. Net income for the third quarter of 2015 was also reduced by a $39 million pre-tax loss on early extinguishment of debt, primarily related to the termination of the wholesale funding obligations. See Note 12—Other Borrowings, and Note 13—Corporate Debt for additional information.
In the fourth quarter of 2014, the decrease in net income was primarily due to a $59 million pre-tax loss on early extinguishment of debt related to the redemption of the 6 3/4% Notes and 6% Notes.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES

(a)
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report as required pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 ("Exchange Act"). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that the Company's disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)
Management's Report on Internal Controls over Financial Reporting and the attestation report of our independent registered public accounting firm, Deloitte & Touche LLP, are included in Item 8. Financial Statements and Supplementary Data and are incorporated herein by reference.

(c)
There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2015, identified in connection with management's evaluation required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.
PART III
The information required to be furnished pursuant to Items 10, 11, 12, 13, and 14 is incorporated by reference from the Company’s definitive proxy statement for its 2015 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2015.
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

1.
Consolidated Financial Statements: The information concerning our consolidated financial statements required by this Item is incorporated by reference herein to Item 8. Financial Statements and Supplementary Data.

2.	Financial Statement Schedules:
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

4.2
Indenture dated August 25, 2009 between E*TRADE Financial Corporation and The Bank of New York Mellon, as Trustee, relating to the 0.00% Convertible Debentures due 2019 (includes form of note) (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on August 25, 2009).

4.3
Third Supplemental Indenture dated June 15, 2011, among the Company, the guaranteeing subsidiaries party thereto and The Bank of New York Mellon Trust Company., as Trustee, relating to the 0.00% Convertible Debentures due 2019 (incorporated by reference to Exhibit 4.5 of the Company’s Form 10-Q filed on August 4, 2011).

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

4.7
Third Supplemental Indenture, dated as of March 5, 2015, between E*TRADE Financial Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on March 5, 2015).

Exhibit Number	Description
4.8
Credit Agreement dated November 10, 2014 among the Company, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and Morgan Stanley Senior Funding, Inc., as Syndication Agent (incorporated by reference to Exhibit 4.7 of the Company’s Form 10-K filed on February 24, 2015).

4.9
Amendment No. 1 to Credit Agreement, dated as of September 16, 2015, among the Company, the lenders party thereto, J.P. Morgan Chase Bank, N.A., as Administrative Agent, and Morgan Stanley Senior Funding, Inc., as Syndication Agent (incorporated by reference to Exhibit 4.1 of the Company’s Form 10-Q filed November 4, 2015).

4.10
364-Day Credit Agreement, dated as of June 26, 2015, among E*TRADE Clearing LLC, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, U.S. Bank National Association, as Syndication Agent, and J.P. Morgan Securities LLC and U.S. Bank National Association, as Joint Bookrunners and Joint Lead Arrangers (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q filed August 5, 2015).

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

+10.4	Amended 2005 Equity Incentive Plan of E*TRADE Financial Corporation (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 14, 2010).

+10.5	2015 Omnibus Incentive Plan (incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A filed on March 25, 2015).

+10.6
Form of Executive Restricted Stock Award Agreement for Amended 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-K filed on February 24, 2015).

+10.7
Form of Performance Share Unit Award Agreement for Amended 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K filed on February 24, 2015).

*+10.8	Form of Performance Share Unit Award Agreement for 2015 Equity Incentive Plan.

10.9	Form of Indemnification Agreement for Directors dated July 30, 2008 (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed on August 8, 2008).

*+10.10	Form of Employment Agreement between E*TRADE Financial Corporation and each of Michael A. Pizzi, Michael E. Foley and Karl A. Roessner.

+10.11
Employment Agreement dated October 21, 2015 by and between E*TRADE Financial Corporation and Paul T. Idzik (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on November 4, 2015).

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
Dated: February 24, 2016

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

Signature	Title	Date

/S/ PAUL T. IDZIK	Director and Chief Executive Officer (Principal Executive Officer)	February 24, 2016
Paul T. Idzik

/S/ MICHAEL A. PIZZI	Chief Financial Officer (Principal Financial Officer)	February 24, 2016
Michael A. Pizzi

/S/ BRENT B. SIMONICH	Corporate Controller (Principal Accounting Officer)	February 24, 2016
Brent B. Simonich

/S/ RODGER A. LAWSON	Chairman of the Board	February 24, 2016
Rodger A. Lawson

/S/ RICHARD J. CARBONE	Director	February 24, 2016
Richard J. Carbone

/S/ JAMES P. HEALY	Director	February 24, 2016
James P. Healy

/S/ FREDERICK W. KANNER	Director	February 24, 2016
Frederick W. Kanner

/S/ JAMES LAM	Director	February 24, 2016
James Lam

/S/ SHELLEY B. LEIBOWITZ	Director	February 24, 2016
Shelley B. Leibowitz

/S/ REBECCA SAEGER	Director	February 24, 2016
Rebecca Saeger

/S/ JOSEPH L. SCLAFANI	Director	February 24, 2016
Joseph L. Sclafani

/S/ GARY H. STERN	Director	February 24, 2016
Gary H. Stern

/S/ DONNA L. WEAVER	Director	February 24, 2016
Donna L. Weaver