Form 10-Q
period 2016-03-31
E TRADE FINANCIAL Corp
filed 2016-05-04
CIK 1015780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
_____________________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
or
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
As of April 29, 2016, there were 278,728,710 shares of common stock outstanding.

E*TRADE FINANCIAL CORPORATION
FORM 10-Q QUARTERLY REPORT
For the Quarter Ended March 31, 2016

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

ii

PART I
FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. These statements discuss, among other things, our future plans, objectives, outlook, strategies, expectations and intentions relating to our business and future financial and operating results and the assumptions that underlie these matters and include any statement that is not historical in nature. These statements may be identified by the use of words such as "assume," "expect," "believe," "may," "will," "should," "anticipate," "intend," "plan," "estimate," "continue" and similar expressions. We caution that actual results could differ materially from those discussed in these forward-looking statements. Important factors that could contribute to our actual results differing materially from any forward-looking statements include, but are not limited to, those discussed under Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q; and Part I. Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission ("SEC"), which are incorporated herein by reference. By their nature forward-looking statements are not guarantees of future performance or results and are subject to risks, uncertainties and assumptions that are difficult to predict or quantify. Actual future results may vary materially from expectations expressed or implied in this report or any of our prior communications. The forward-looking statements contained in this report reflect our expectations only as of the date of this report. You should not place undue reliance on forward-looking statements, as we do not undertake to update or revise forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statements were made, except as required by law.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the consolidated financial statements and the related notes that appear elsewhere in this document and with the Annual Report on Form 10-K for the year ended December 31, 2015.
GLOSSARY OF TERMS
In analyzing and discussing our business, we utilize certain metrics, ratios and other terms that are defined in the Glossary of Terms, which is located at the end of this item.
OVERVIEW
Strategy
Our business strategy is centered on two core objectives: accelerating the growth of our brokerage business to improve market share, and generating robust earnings growth and healthy returns on capital to deliver long-term value for our stockholders.
Accelerate Growth of Brokerage Business

•	Enhance digital and offline customer experience
We are focused on delivering cutting edge solutions for trading, margin lending and cash management, while expanding our customer share of wallet in retirement, investing and savings. Through these offerings, we aim to continue growing our customer base while deepening engagement with our existing customers.

•	Capitalize on value of corporate services channel
Our corporate services channel is a strategically important driver of brokerage account and asset growth. We leverage our industry-leading position to improve corporate client acquisition and engage with plan participants to bolster awareness of our full suite of offerings.
Generate Robust Earnings Growth and Healthy Returns on Capital

•	Maximize value of customer deposits
We utilize our bank structure to effectively monetize brokerage relationships by investing the stable, low-cost deposits primarily in agency mortgage-backed securities.

•	Create capital efficiency
We continue to manage down the size and risks associated with our legacy loan portfolio, while mitigating credit losses where possible. As we continue to deliver on our capital plan initiatives, we are focused on generating excess capital through earnings and continuing to earn approvals to operate E*TRADE Bank at levels closer to regulatory minimum capital levels, as well as effectively deploying excess capital.
Key Factors Affecting Financial Performance
Our financial performance is affected by a number of factors outside of our control, including:

•	customer demand for financial products and services;

•	performance, volume and volatility of the equity and capital markets;

•	the level and volatility of interest rates;

•	our ability to move capital to our parent company from our subsidiaries subject to regulatory approvals or notifications;

•	changes to the rules and regulations governing the financial services industry;

•	the performance of the residential real estate and credit markets; and

•	market demand and liquidity in the secondary market for agency mortgage-backed securities.
In addition to the items noted above, our success in the future will depend upon, among other things, our ability to execute on our business strategy.
Beginning January 1, 2016, we changed our segment reporting structure to align with the manner in which business performance is now reviewed and resource allocation decisions are now made. As business performance assessments and resource allocation decisions are based on consolidated operating margin and we no longer have separate operating segments, we no longer present disaggregated segment financial results. We also updated the presentation of the consolidated income statement to reflect how business performance is now measured and prior periods have been reclassified to conform to the current period presentation:

•	interest expense related to corporate debt and interest income related to corporate cash reclassified from other income (expense) to net interest income;

•	losses on early extinguishment of debt reclassified from other income (expense) to non-interest expense; and

•	other income (expense) reclassified from other income (expense) to gains (losses) on securities and other.
Our net revenue is generated primarily from net interest income, commissions and fees and service charges. Net interest income is largely impacted by the size of our balance sheet, our balance sheet mix, and average yields on our assets and liabilities. Net interest income is driven from interest earned on margin receivables and from investing deposits into investment securities, less interest paid on interest-bearing liabilities, including deposits, customer payables, other borrowings and corporate debt. Net interest income is also earned on our loan portfolio which we expect to continue to run off in future periods. Commissions revenue is generated by customer trades and is largely impacted by trade volume and commission rates. Fees and service charges revenue is mainly impacted by order flow revenue and fee-generating customer assets. Our net revenue is offset by non-interest expenses, the largest of which are compensation and benefits and advertising and market development.

Management monitors a number of metrics in evaluating the Company’s performance. The most significant of these are shown in the table and discussed in the text below:

	Three Months Ended March 31,		Variance
	2016	2015	2016 vs. 2015
Customer Activity Metrics:
Daily average revenue trades ("DARTs")	165,122	169,951	(3)%
Average commission per trade	$10.64	$10.94	(3)%
Margin receivables (dollars in billions)	$6.3	$8.2	(23)%
End of period brokerage accounts(1)	3,254,000	3,182,639	2%
Net new brokerage accounts(1)	40,459	38,716	5%
Brokerage account attrition rate(1)	7.8%	8.8%	(1)%
Customer assets (dollars in billions)	$284.5	$299.4	(5)%
Net new brokerage assets (dollars in billions)	$2.9	$3.5	(17)%
Brokerage related cash (dollars in billions)	$42.6	$41.6	2%
Company Metrics:
Operating margin(2)	41%	14%	27%
Adjusted operating margin(3)	34%	32%	2%
Corporate cash (dollars in millions)(4)	$482	$258	87%
E*TRADE Financial Tier 1 leverage ratio	7.8%	8.4%	(0.6)%
E*TRADE Bank Tier 1 leverage ratio(5)	8.6%	9.8%	(1.2)%
Special mention loan delinquencies (dollars in millions)	$131	$191	(31)%
Allowance for loan losses (dollars in millions)	$322	$402	(20)%
Net interest margin	2.81%	2.42%	0.39%
Interest-earning assets (average dollars in billions)	$40.9	$41.4	(1)%
Total employees (period end)	3,498	3,250	8%

(1)
Net new brokerage accounts and end of period brokerage accounts were impacted by the closure 4,430 accounts related to the shutdown of the Company's Hong Kong and Singapore operations during the three months ended March 31, 2016. Excluding the impact of these items, brokerage account attrition rate was 7.3% for the three months ended March 31, 2016.

(2)	Operating margin is equal to income before income taxes divided by total net revenue.

(3)
Adjusted operating margin, a non-GAAP measure, is equal to adjusted income before income taxes divided by total net revenue. See Earnings Overview—Operating Margin for additional information, including a reconciliation of this non-GAAP measure to the comparable GAAP measure.

(4)	See Liquidity and Capital Resources for a reconciliation of this non-GAAP measure to the comparable GAAP measure.

(5)	E*TRADE Clearing was moved out from under E*TRADE Bank in July 2015.
Customer Activity Metrics

•	DARTs are the predominant driver of commissions revenue from our customers.

•	Average commission per trade is an indicator of changes in our customer mix, product mix and/or product pricing.

•	Margin receivables represent credit extended to customers to finance their purchases of securities by borrowing against securities they own and are a key driver of net interest income.

•
End of period brokerage accounts, net new brokerage accounts and brokerage account attrition rate are indicators of our ability to attract and retain brokerage customers. The brokerage account attrition rate is calculated by dividing attriting brokerage accounts, which are gross new brokerage accounts less net new brokerage accounts, by total brokerage accounts at the previous period end, and is presented on an annualized basis.

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

•
Brokerage related cash is an indicator of the level of engagement with our brokerage customers and is a key driver of net interest income as well as fees and service charges revenue, which includes fees earned on customer assets held by third parties outside the Company.

Company Metrics

•
Operating margin is the percentage of net revenue that results in income before income taxes. The percentage is calculated by dividing income before income taxes by total net revenue. Adjusted operating margin percentage is a non-GAAP measure calculated by dividing adjusted income before income taxes, excluding the provision (benefit) for loan losses and losses on early extinguishment of debt, by total net revenue. Adjusted operating margin provides a useful measure of our ongoing operating performance and is used by management for this purpose because we do not view the provision (benefit) for loan losses and losses on early extinguishment of debt as key factors governing our investments in the business. See Earnings Overview for a reconciliation of this non-GAAP measure to the comparable GAAP measure.

•
Corporate cash is an indicator of the liquidity at the parent company. It is the primary source of capital above and beyond the capital deployed in our regulated subsidiaries. See Liquidity and Capital Resources for a reconciliation of this non-GAAP measure to the comparable GAAP measure.

•
Tier 1 leverage ratio is an indication of capital adequacy for E*TRADE Financial and E*TRADE Bank. Tier 1 leverage ratio is Tier 1 capital divided by adjusted average assets for leverage capital purposes. See Liquidity and Capital Resources for additional information, including the calculation of regulatory capital ratios.

•
Special mention loan delinquencies are loans 30-89 days past due and are an indicator of the expected trend for charge-offs in future periods as these loans have a greater propensity to migrate into nonaccrual status and to ultimately be charged-off.

•
Allowance for loan losses is an estimate of probable losses inherent in the loan portfolio as of the balance sheet date, as well as the forecasted losses, including economic concessions to borrowers, over the estimated remaining life of loans modified as troubled debt restructurings ("TDR").

•	Interest-earning assets, in conjunction with our net interest margin, are indicators of our ability to generate net interest income.
Significant Events in the First Quarter of 2016
Repurchased $301 million of shares of our common stock

•
We continued to execute on our stock repurchase plan, under which the Board of Directors has authorized the repurchase of up to $800 million of shares of our common stock through March 31, 2017. During the first quarter of 2016, we repurchased 13.1 million shares of common stock at an average price of $23.01 for a total of $301 million. As of March 31, 2016, we have repurchased 14.7 million shares of common stock at an average price of $23.81 for a total of $351 million since we began repurchasing shares in the fourth quarter of 2015. As of April 29, 2016, we have subsequently repurchased an additional 0.8 million shares of common stock at an average price of $25.79.

$396 million in dividends paid from bank and broker-dealer subsidiaries to the parent company

•
E*TRADE Bank paid dividends of $248 million to the parent company during the first quarter of 2016. These dividends reflected both E*TRADE Bank's prior quarter net income as well as the regulatory approval to operate E*TRADE Bank at an 8.0% Tier 1 leverage ratio.

•	E*TRADE Securities paid a dividend of $24 million to the parent company during the first quarter of 2016 and $27 million in April 2016.

•	E*TRADE Clearing paid a dividend of $124 million to the parent company during the first quarter of 2016 and $75 million in April 2016.

Generated a $31 million income tax benefit from the release of valuation allowances against state deferred tax assets

•
Effective January 1, 2016, we elected to treat E*TRADE Securities and E*TRADE Clearing as single member limited liability companies ("LLCs"). As a result of this election and the future income projected to be generated by the broker-dealers, we released valuation allowances against certain state deferred tax assets which resulted in a $31 million tax benefit.

REGULATORY DEVELOPMENTS
On April 6, 2016, the U.S. Department of Labor published its final fiduciary regulations under the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code of 1986.  These regulations, which take effect in April 2017, will subject certain persons, such as broker-dealers and other financial services providers that provide investment assistance to individual retirement accounts and other qualified retirement plans and accounts, to fiduciary duties and prohibited transaction restrictions for a wider range of customer interactions.  This may require changes to the services and products we offer for our customers’ tax-qualified retirement accounts and benefit plans and could diminish our profitability and increase our potential liabilities with respect to these accounts and plans.
Each of our banking entities has deposits insured by the Federal Deposit Insurance Corporation ("FDIC") and pays quarterly assessments to the Deposit Insurance Fund ("DIF"), maintained by the FDIC, for this insurance coverage. On March 15, 2016, the FDIC finalized the rule to add a surcharge to the regular DIF assessments of banks with $10 billion or more in assets, which includes E*TRADE Bank. Under the final rule, E*TRADE Bank will be subject to an additional surcharge applied to its assessment base, beginning as early as the third quarter of 2016. Surcharges at an annual rate of 4.5 basis points will be assessed until the sooner of (1) the fund attaining 1.35 percent or (2) fourth quarter 2018. The FDIC anticipates eight quarters of "surcharge assessments." There may be a one-time “shortfall assessment” in the first quarter of 2019 to bring the fund immediately to 1.35 percent if needed. The surcharge is not expected to have a material impact on our financial condition, results of operations or cash flows.
For additional information, see Part I. Item 1. Business—Regulation in our Annual Report on Form 10-K for the year ended December 31, 2015.
EARNINGS OVERVIEW
We generated net income of $153 million, or $0.53 per diluted share, on total net revenue of $472 million for the three months ended March 31, 2016. Net interest income increased 15% to $287 million for the three months ended March 31, 2016 compared to the same period in 2015. Commissions, fees and service charges and other revenue decreased 1% to $175 million for the three months ended March 31, 2016 compared to the same period in 2015. Benefit for loan losses was $34 million for the three months ended March 31, 2016 compared to a provision for loan losses of $5 million for the same period in 2015. Total non-interest expense decreased 16% to $312 million for the three months ended March 31, 2016 compared to the same period in 2015, which includes a $73 million loss on early extinguishment of debt. Operating margin was 41% for the three months ended March 31, 2016 compared to 14% in the same period in 2015. Adjusted operating margin, a non-GAAP measure, was 34% for the three months ended March 31, 2016 compared to 32% in the same period in 2015.
The following sections describe in detail the changes in key operating factors and other changes and events that affected net revenue, provision (benefit) for loan losses, non-interest expense, operating margin and income tax expense.

Net Revenue
The components of net revenue and the resulting variances are as follows (dollars in millions):

	Three Months Ended March 31,		Variance
			2016 vs. 2015
	2016	2015	Amount	%
Net interest income	$287	$250	$37	15%
Commissions	107	114	(7)	(6)%
Fees and service charges	58	52	6	12%
Gains (losses) on securities and other	10	15	(5)	(33)%
Other revenues	10	10	—	*
Total non-interest income	185	191	(6)	(3)%
Total net revenue	$472	$441	$31	7%

*	Percentage not meaningful.
Net Interest Income
Net interest income increased 15% to $287 million for the three months ended March 31, 2016 compared to the same period in 2015. Net interest income is earned primarily through available-for-sale and held-to-maturity securities, margin receivables and our legacy loan portfolio, which will continue to run off in future periods, offset by funding costs. During 2015, we terminated $4.4 billion of legacy wholesale funding obligations, which has significantly reduced our funding costs and improved our ability to generate net interest income.
The following table presents average balance sheet data and interest income and expense data, as well as the related net interest margin, yields and rates prepared on the basis required by the SEC’s Industry Guide 3, "Statistical Disclosure by Bank Holding Companies" (dollars in millions):

	Three Months Ended March 31, (1)
	2016			2015
	Average Balance	Interest Inc./Exp.	Average Yield/ Cost	Average Balance	Interest Inc./Exp.	Average Yield/ Cost
Cash and cash equivalents	$1,611	$2	0.41%	$1,673	$1	0.15%
Cash required to be segregated under federal or other regulation	1,133	1	0.32%	309	—	0.08%
Available-for-sale securities	12,642	64	2.03%	12,341	66	2.15%
Held-to-maturity securities	13,676	103	3.01%	12,279	88	2.86%
Margin receivables	6,677	64	3.89%	7,888	68	3.49%
Loans (2)	4,804	51	4.23%	6,204	62	4.00%
Broker-related receivables and other	349	—	0.29%	657	1	0.74%
Subtotal interest-earning assets	40,892	285	2.79%	41,351	286	2.78%
Other interest revenue (3)	—	23		—	30
Total interest-earning assets	40,892	308	3.01%	41,351	316	3.07%
Total non-interest-earning assets (4)	4,921			4,733
Total assets	$45,813			$46,084

Deposits	$29,567	$1	0.01%	$25,051	$2	0.03%
Customer payables	6,452	1	0.07%	6,388	1	0.08%
Broker-related payables and other	1,450	—	0.00%	1,759	—	0.00%
Other borrowings (5)	436	5	4.13%	5,030	41	3.33%
Corporate debt	995	13	5.39%	1,264	20	6.44%
Subtotal interest-bearing liabilities	38,900	20	0.21%	39,492	64	0.66%
Other interest expense (6)	—	1		—	2
Total interest-bearing liabilities	38,900	21	0.21%	39,492	66	0.67%
Total non-interest-bearing liabilities (7)	1,189			1,153
Total liabilities	40,089			40,645
Total shareholders' equity	5,724			5,439
Total liabilities and shareholders' equity	$45,813			$46,084
Excess of interest earning assets over interest bearing liabilities/net interest income/net interest margin	$1,992	$287	2.81%	$1,859	$250	2.42%

(1)	Beginning in 2016, corporate interest income and corporate interest expense are presented within net interest income. Prior periods have been reclassified to conform with current period presentation.

(2)
Nonaccrual loans are included in the average loan balances. Interest payments received on nonaccrual loans are recognized on a cash basis in interest income until it is doubtful that full payment will be collected, at which point payments are applied to principal.

(3)	Represents interest income on securities loaned.

(4)	Non-interest earning assets consist of property and equipment, net, goodwill, other intangibles, net and other assets that do not generate interest income.

(5)	In September 2015, we terminated $4.4 billion of legacy wholesale funding obligations.

(6)	Represents interest expense on securities borrowed.

(7)	Non-interest bearing liabilities consist of other liabilities that do not generate interest expense.
Average interest-earning assets decreased 1% to $40.9 billion for the three months ended March 31, 2016 compared to the same period in 2015. The fluctuation in interest-earning assets is generally driven by changes in interest-bearing liabilities, specifically deposits and customer payables.     Average interest-bearing liabilities decreased 2% to $38.9 billion for the three months ended March 31, 2016 compared to the same period in 2015. The decrease was primarily due to the termination of our legacy wholesale funding obligations during the third quarter of 2015 and the reduction of broker-related payables and other and corporate debt balances. These decreases were offset by a $4.5 billion increase in deposits as a result of transferring customer assets held by third parties to our balance sheet using our sweep deposit platform. We intend to continue to increase the size of our balance sheet and expect to reach our targeted consolidated balance sheet size of $49.5 billion during the second quarter of 2016. For additional information on our balance sheet growth and customer assets held by third parties, see the Balance Sheet Overview—Deposits section.
Beginning in 2016, we transitioned to net interest margin as the key metric for measuring our performance in utilizing our bank structure to effectively monetize brokerage relationships. Net interest margin increased by 39 basis points to 2.81% for the three months ended March 31, 2016 compared to the same period in 2015. Net interest margin is driven by the mix of asset and liability average balances and the interest rates earned or paid on those balances. The increase was primarily due to lower borrowing costs resulting from the termination of $4.4 billion of legacy wholesale funding obligations during the third quarter of 2015 and the reduction of corporate debt cost. In addition, for the three months ended March 31, 2016, revenue from investments in securities increased primarily as a result of slower prepayment speeds and increased balances compared to the prior period. These increases were partially offset by the continued run-off of our legacy loan portfolio. Margin balances also decreased 15% compared to the same period in 2015; however, the impact of the margin receivables decrease was offset by increased rates earned on margin due to the increase in market interest rates and changes in customer mix.
Commissions
Commissions revenue decreased 6% to $107 million for the three months ended March 31, 2016 compared to the same period in 2015. The main factors that affect commissions revenue are DARTs, average commission per trade and the number of trading days.
DART volume decreased 3% to 165,122 for the three months ended March 31, 2016 compared to the same period in 2015. Option-related DARTs as a percentage of total DARTs represented 23% of trading volume for both the three months ended March 31, 2016 and 2015. DARTs via mobile applications as a percentage of total DARTs represented 16% of trading volume for the three months ended March 31, 2016 compared to 13% for the same period in 2015.
Average commission per trade decreased 3% to $10.64 for the three months ended March 31, 2016 from $10.94 for the same period in 2015. Average commission per trade is impacted by customer mix and the different commission rates on various trade types (e.g. equities, options, fixed income, stock plan, exchange-traded funds, and mutual funds).
Fees and Service Charges
Fees and service charges increased 12% to $58 million for the three months ended March 31, 2016 compared to the same period in 2015. The table below shows the components of fees and service charges and the resulting variances (dollars in millions):

	Three Months Ended March 31,		Variance
			2016 vs. 2015
	2016	2015	Amount	%
Order flow revenue	$22	$23	$(1)	(4)%
Mutual fund service fees	9	6	3	50%
Advisor management fees	7	7	—	*
Foreign exchange revenue	4	4	—	*
Reorganization fees	3	2	1	50%
Money market funds and sweep deposits revenue(1)	8	5	3	60%
Other fees and service charges	5	5	—	*
Total fees and service charges	$58	$52	$6	12%

*	Percentage not meaningful.

(1)
Includes revenue earned on average customer assets held by third parties outside the Company, including money market funds and sweep deposit accounts at unaffiliated financial institutions. Fees earned on these customer assets are based on the federal funds rate or LIBOR plus a negotiated spread or other contractual arrangement with the third party institutions.

The increase in fees and services charges for the three months ended March 31, 2016, compared to the same period in 2015, was primarily driven by an increase in rates earned on mutual fund services and the impact of increased market interest rates on customer assets held by third parties, including money market funds and sweep deposits. Fees and services charges revenue will be impacted in future periods as we continue to transfer customer assets onto our balance sheet in the second quarter of 2016.

Gains (Losses) on Securities and Other
The table below shows the components of gains (losses) on securities and other and the resulting variances (dollars in millions):

	Three Months Ended March 31,		Variance
			2016 vs. 2015
	2016	2015	Amount	%
Hedge ineffectiveness	$(2)	$(1)	$(1)	100%
Gains on available-for-sale securities, net	15	10	5	50%
Equity method investment income (loss) and other	(3)	6	(9)	(150)%
Gains (losses) on securities and other	$10	$15	$(5)	(33)%
Gains (losses) on securities and other decreased 33% to $10 million for the three months ended March 31, 2016 compared to the same period in 2015. During the first quarter of 2016 we incurred losses on equity method investments, compared to gains in the same period in 2015, which were partially offset by increased gains on the sale of available-for-sale agency securities in the first quarter of 2016.
Provision (Benefit) for Loan Losses
We recognized a benefit for loan losses of $34 million for the three months ended March 31, 2016 compared to a provision of $5 million for the same period in 2015. The current period benefit reflected recoveries in excess of prior expectations as well as better than expected performance of converting high-risk home equity lines of credit ("HELOCs"), including loans commonly referred to as "balloon loans" that require borrowers to repay the loan in full at the end of the draw period. The timing and magnitude of the provision (benefit) for loan losses is affected by many factors that could result in variability, particularly as mortgage loans reach the end of their interest-only period. For additional information on management's estimate of the allowance for loan losses, see Concentrations of Credit Risk.
Non-Interest Expense
The components of non-interest expense and the resulting variances are as follows (dollars in millions):

	Three Months Ended March 31,		Variance
			2016 vs. 2015
	2016	2015	Amount	%
Compensation and benefits	$126	$113	$13	12%
Advertising and market development	43	34	9	26%
Clearing and servicing	24	24	—	*
FDIC insurance premiums	6	18	(12)	(67)%
Professional services	22	27	(5)	(19)%
Occupancy and equipment	23	21	2	10%
Communications	23	19	4	21%
Depreciation and amortization	20	20	—	*
Amortization of other intangibles	5	5	—	*
Restructuring and other exit activities	2	4	(2)	(50)%
Losses on early extinguishment of debt	—	73	(73)	(100)%
Other non-interest expense	18	15	3	20%
Total non-interest expense	$312	$373	$(61)	(16)%

*	Percentage not meaningful.

Compensation and Benefits
Compensation and benefits increased 12% to $126 million for the three months ended March 31, 2016 compared to the same period in 2015. The increase was primarily due to increased salaries expense driven by an 8% increase in headcount compared to the same period in 2015. This increase was largely driven by the hiring of financial consultants and customer service professionals, which aligns with our key business objective of accelerating growth of the brokerage business.
Advertising and Market Development
Advertising and market development increased 26% to $43 million for the three months ended March 31, 2016 compared to the same period in 2015. The increase was primarily due to increased investment in our brand platform to drive customer acquisition and deepen engagement compared to the same period in 2015.
FDIC Insurance Premiums
FDIC insurance premiums decreased 67% to $6 million for the three months ended March 31, 2016 compared to the same period in 2015. The decrease was driven by reduced rate assessments due to continued improvement and quality of our balance sheet, improving capital ratios and overall risk profile, compared to the same period in 2015.
Professional Services
Professional services expense decreased 19% to $22 million for the three months ended March 31, 2016 compared to the same period in 2015. The decrease was primarily driven by lower consulting expenses and legal fees compared to the same period in 2015.
Communications
Communications expense increased 21% to $23 million for the three months ended March 31, 2016 compared to the same period in 2015. The increase was primarily driven by higher quote services fees compared to the same period in 2015.
Losses on Early Extinguishment of Debt
There were no losses on early extinguishment of debt for the three months ended March 31, 2016 compared to $73 million for the same period in 2015. During the three months ended March 31, 2015, we issued $460 million of 4 5/8% Senior Notes and we used the net proceeds together with $432 million of existing corporate cash to redeem $800 million of 6 3/8% Senior Notes which resulted in a $73 million loss on early extinguishment of debt.
Operating Margin
Operating margin was 41% for the three months ended March 31, 2016 compared to 14% in the same period in 2015. Adjusted operating margin, a non-GAAP measure, was 34% for the three months ended March 31, 2016 compared to 32% in the same period in 2015. Operating margin is equal to income before income taxes divided by total net revenue whereas adjusted operating margin is equal to adjusted income before income taxes divided by total net revenue. Adjusted income before income taxes excludes the impact of provision (benefit) for loan losses and losses on early extinguishment of debt. Management believes that excluding these items from operating margin provides a useful measure of ongoing operating performance and is used by management for this purpose because we do not view the provision (benefit) for loan losses and losses on early extinguishment of debt as key factors governing our investments in the business.

The following table provides a reconciliation of adjusted income before income tax expense and adjusted operating margin, non-GAAP measures, to comparable GAAP measures (dollars in millions):

	Three Months Ended March 31,
	2016		2015
	Amount	Operating Margin %	Amount	Operating Margin %
Income before income tax expense / operating margin	$194	41%	$63	14%
Add back impact of pre-tax items:
Provision (benefit) for loan losses	(34)		5
Losses on early extinguishment of debt	—		73
Subtotal	(34)		78
Adjusted income before income tax expense / adjusted operating margin	$160	34%	$141	32%
Income Tax Expense
Income tax expense was $41 million for the three months ended March 31, 2016, compared to $23 million for the same period in 2015. The effective tax rate was 21% for the three months ended March 31, 2016 compared to 37% for the same period in 2015. The decrease in the effective tax rate for the three months ended March 31, 2016 was driven by a $31 million tax benefit related to the release of valuation allowances against certain state deferred tax assets. Prior to our election to treat E*TRADE Securities and E*TRADE Clearing as single member LLCs for tax purposes beginning in 2016, the broker-dealers were treated as separate taxable corporations. The election to be treated as single member LLCs, in addition to the future income projections at the broker-dealers, will result in the utilization of certain state deferred tax assets, primarily state NOLs, against which we had previously recorded valuation allowances. For additional information, see Note 11—Income Taxes included in Item 1. Consolidated Financial Statements (Unaudited).

BALANCE SHEET OVERVIEW
The following table sets forth the significant components of the consolidated balance sheet (dollars in millions):

			Variance
	March 31,	December 31,	2016 vs. 2015
	2016	2015	Amount	%
Assets:
Cash and equivalents	$1,627	$2,233	$(606)	(27)%
Segregated cash	2,158	1,057	1,101	104%
Securities(1)	28,973	25,602	3,371	13%
Margin receivables	6,336	7,398	(1,062)	(14)%
Loans receivable, net	4,360	4,613	(253)	(5)%
Receivables from brokers, dealers and clearing organizations(2)	611	520	91	18%
Deferred tax assets, net	940	1,033	(93)	(9)%
Other(3)	2,938	2,971	(33)	(1)%
Total assets	$47,943	$45,427	$2,516	6%
Liabilities and shareholders’ equity:
Deposits	$31,829	$29,445	$2,384	8%
Customer payables	6,793	6,544	249	4%
Payables to brokers, dealers and clearing organizations(4)	1,437	1,576	(139)	(9)%
Other borrowings	409	491	(82)	(17)%
Corporate debt	993	997	(4)	*
Other liabilities	745	575	170	30%
Total liabilities	42,206	39,628	2,578	7%
Shareholders’ equity	5,737	5,799	(62)	(1)%
Total liabilities and shareholders’ equity	$47,943	$45,427	$2,516	6%

*	Percentage not meaningful.

(1)	Includes balance sheet line items available-for-sale and held-to-maturity securities.

(2)	Includes deposits paid for securities borrowed of $186 million and $120 million as of March 31, 2016 and December 31, 2015, respectively.

(3)	Includes balance sheet line items property and equipment, net, goodwill, other intangibles, net and other assets.

(4)	Includes deposits received for securities loaned of $1.4 billion and $1.5 billion as of March 31, 2016 and December 31, 2015, respectively.
Cash and Equivalents
Cash and equivalents decreased by 27% to $1.6 billion during the three months ended March 31, 2016. The decrease in our cash and equivalents was largely driven by purchases of investment securities and the use of cash to repurchase common shares.
Segregated Cash
Segregated cash increased by 104% to $2.2 billion during the three months ended March 31, 2016. The level of cash required to be segregated under federal or other regulations, or segregated cash, is driven largely by customer cash and securities lending balances we hold as liabilities in excess of the amount of margin receivables and securities borrowed balances we hold as assets. The excess represents customer cash that we are required by our regulators to segregate for the exclusive benefit of our brokerage customers.

Securities
Available-for-sale and held-to-maturity securities are summarized as follows (dollars in millions):

			Variance
	March 31,	December 31,	2016 vs. 2015
	2016	2015	Amount	%
Available-for-sale securities:
Debt securities:
Agency mortgage-backed securities and CMOs	$12,759	$11,763	$996	8%
Other debt securities	1,213	794	419	53%
Total debt securities	13,972	12,557	1,415	11%
Publicly traded equity securities(1)	33	32	1	3%
Total available-for-sale securities	$14,005	$12,589	$1,416	11%
Held-to-maturity securities:
Agency mortgage-backed securities and CMOs	$12,016	$10,353	$1,663	16%
Other debt securities	2,952	2,660	292	11%
Total held-to-maturity securities	$14,968	$13,013	$1,955	15%
Total investments in securities	$28,973	$25,602	$3,371	13%

(1)	Publicly traded equity securities consisted of investments in a mutual fund related to the Community Reinvestment Act.
Securities represented 60% and 56% of total assets at March 31, 2016 and December 31, 2015, respectively. We classify debt securities as available-for-sale or held-to-maturity based on our investment strategy and management’s assessment of our intent and ability to hold the debt securities until maturity. The increase in total investments in securities during the three months ended March 31, 2016 was primarily due to net purchases of held-to-maturity and available-for-sale agency mortgage-backed securities as a result of increased customer deposits and the reinvestment of funds as our loan portfolios pay down.
Margin Receivables
Margin receivables decreased by 14% to $6.3 billion during the three months ended March 31, 2016. The decrease in margin receivables was primarily driven by downward market pressures early in the first quarter of 2016 and overall customer market sentiment lowering demand for additional margin lending during the three months ended March 31, 2016.
Loans Receivable, Net
Loans receivable, net are summarized as follows (dollars in millions):

			Variance
	March 31,	December 31,	2016 vs. 2015
	2016	2015	Amount	%
One- to four-family	$2,370	$2,488	$(118)	(5)%
Home equity	1,974	2,114	(140)	(7)%
Consumer and other	317	341	(24)	(7)%
Total loans receivable	4,661	4,943	(282)	(6)%
Unamortized premiums, net	21	23	(2)	(9)%
Allowance for loan losses	(322)	(353)	31	(9)%
Total loans receivable, net	$4,360	$4,613	$(253)	(5)%
Loans receivable, net decreased 5% to $4.4 billion at March 31, 2016 from $4.6 billion at December 31, 2015. We are continuing our strategy of reducing balance sheet risk through loan portfolio run-off, which we plan to do for the foreseeable future. Loan portfolio run-off is impacted by a variety of factors. As our portfolio ages and we gather substantive performance history for loans converting from interest-only to amortizing, we will continue to assess the economic environment and the value of our portfolio in the marketplace. While it is our intention to continue to hold these loans, if the markets improve our strategy could change. For additional information on management's estimate of the allowance for loan losses, see Summary of Critical Accounting Policies and Estimates in Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2015.
Deposits
Deposits are summarized as follows (dollars in millions):

			Variance
	March 31,	December 31,	2016 vs. 2015
	2016	2015	Amount	%
Sweep deposits	$26,380	$24,018	$2,362	10%
Complete savings deposits	3,347	3,357	(10)	*
Checking deposits	1,286	1,239	47	4%
Other money market and savings deposits	779	792	(13)	(2)%
Time deposits	37	39	(2)	(5)%
Total deposits	$31,829	$29,445	$2,384	8%

*	Percentage not meaningful.
Deposits represented 75% and 74% of total liabilities at March 31, 2016 and December 31, 2015, respectively. At March 31, 2016, nearly 90% of our customer deposits were covered by FDIC insurance.
The majority of the deposits balance, specifically sweep deposits, is included in brokerage related cash and reported as a customer activity metric of $42.6 billion and $41.7 billion at March 31, 2016 and December 31, 2015, respectively. The total brokerage related cash balance is summarized as follows (dollars in millions):

			Variance
	March 31,	December 31,	2016 vs. 2015
	2016	2015	Amount	%
Sweep deposits(1)(2)	$26,380	$24,018	$2,362	10%
Customer payables	6,793	6,544	249	4%
Subtotal	33,173	30,562	2,611	9%
Customer assets held by third parties(3)	9,399	11,173	(1,774)	(16)%
Total brokerage related cash	$42,572	$41,735	$837	2%

(1)	Sweep deposits are held at banking subsidiaries and are included in the deposits line item on our consolidated balance sheet.

(2)	A sweep product transfers brokerage customer balances to banking subsidiaries, which hold these funds as customer deposits in FDIC insured demand deposit and money market deposit accounts.

(3)	Customer assets held by third parties are not reflected on our consolidated balance sheet and are not immediately available for liquidity purposes.
We have an extended insurance sweep deposit account program ("ESDA") for brokerage customers. The ESDA program utilizes our bank subsidiaries, in combination with additional third party program banks, to allow certain customers the ability to have aggregate deposits they hold in the ESDA program insured up to $1,250,000 for each category of legal ownership. As of March 31, 2016, the vast majority of sweep deposits were in the ESDA program.
Customer assets held by third parties are maintained at third party financial institutions. The components of customer assets held by third parties are as follows (dollars in millions):

			Variance
	March 31,	December 31,	2016 vs. 2015
	2016	2015	Amount	%
Money market fund	$209	$1,756	$(1,547)	(88)%
Sweep deposits at unaffiliated financial institutions	5,567	5,818	(251)	(4)%
Subtotal	5,776	7,574	(1,798)	(24)%
Municipal funds and other	3,623	3,599	24	1%
Customer assets held by third parties(1)	$9,399	$11,173	$(1,774)	(16)%

(1)	We maintain the ability to transfer approximately 40% of these customer assets to our balance sheet with notification to the third party financial institutions and customer consent, as appropriate.
During the three months ended March 31, 2016, $1.6 billion of customer assets converted from the money market fund product held by third parties to our sweep deposits platform and were subsequently transferred to our balance sheet.
Other Borrowings
Other borrowings, which includes securities sold under agreements to repurchase and TRUPs, are summarized as follows (dollars in millions):

			Variance
	March 31,	December 31,	2016 vs. 2015
	2016	2015	Amount	%
Trust preferred securities	$409	$409	$—	*
Repurchase agreements	—	82	(82)	(100)%
Total other borrowings	$409	$491	$(82)	(17)%

*	Percentage not meaningful.
Other borrowings represented 1% of total liabilities at both March 31, 2016 and December 31, 2015.

Corporate Debt
Corporate debt by type is shown as follows (dollars in millions):

	Face Value	Discount	Net
March 31, 2016
Interest-bearing notes:
5 3/8% Notes, due 2022	$540	$(5)	$535
4 5/8% Notes, due 2023	460	(5)	455
Total interest-bearing notes	1,000	(10)	990
Non-interest-bearing debt:
0% Convertible debentures, due 2019	3	—	3
Total corporate debt	$1,003	$(10)	$993

	Face Value	Discount	Net
December 31, 2015
Interest-bearing notes:
5 3/8% Notes, due 2022	$540	$(6)	$534
4 5/8% Notes, due 2023	460	(5)	455
Total interest-bearing notes	1,000	(11)	989
Non-interest-bearing debt:
0% Convertible debentures, due 2019	8	—	8
Total corporate debt	$1,008	$(11)	$997
During the three months ended March 31, 2016 and 2015, $4 million and less than $1 million of the convertible debentures were converted into 0.4 million and less than 0.1 million shares of common stock, respectively.
Shareholders’ Equity
The activity in shareholders’ equity during the three months ended March 31, 2016 is summarized as follows (dollars in millions):

	Common Stock / Additional Paid-In Capital	Accumulated Deficit / Other Comprehensive Loss	Total
Beginning balance, December 31, 2015	$7,359	$(1,560)	$5,799
Net income	—	153	153
Net change from available-for-sale securities	—	85	85
Repurchases of common stock	(301)	—	(301)
Other(1)	1	—	1
Ending balance, March 31, 2016	$7,059	$(1,322)	$5,737

(1)	Other includes employee share-based compensation and conversions of convertible debentures.

LIQUIDITY AND CAPITAL RESOURCES
We have established liquidity and capital policies to support the successful execution of our business strategy, while ensuring ongoing and sufficient liquidity through the business cycle. We believe liquidity is of critical importance to the Company and especially important within E*TRADE Bank and our broker-dealer subsidiaries. The objective of our policies is to ensure that we can meet our corporate, banking and broker-dealer liquidity needs under both normal operating conditions and under periods of stress in the financial markets. For additional information, see Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2015.
Liquidity
Our corporate liquidity needs are primarily driven by capital needs at E*TRADE Bank and E*TRADE Clearing as well as by the principal and interest due on our corporate debt. Our banking and brokerage subsidiaries' liquidity needs are driven primarily by the level and volatility of our customer activity. Management maintains a set of liquidity sources and monitors certain business trends and market metrics closely in an effort to ensure we have sufficient liquidity and to avoid dependence on other more expensive sources of funding.
Management believes the following are the key sources of liquidity that impact our ability to meet our liquidity needs: corporate cash, bank cash, deposits, customer payables, securities lending, FHLB borrowing capacity, E*TRADE Clearing's liquidity lines and the revolving credit facility at the parent company. Loans by E*TRADE Bank to the parent company and its other non-bank subsidiaries are subject to various quantitative, arm’s length, collateralization and other requirements.
Corporate Cash
Corporate cash is the primary source of liquidity at the parent company. We define corporate cash as cash held at the parent company as well as cash held in certain subsidiaries, not including bank and broker-dealer subsidiaries, that can distribute cash to the parent company without any regulatory approval or notification.     E*TRADE Bank and its subsidiaries require regulatory approval prior to the payment of dividends to the parent company. E*TRADE Securities and E*TRADE Clearing can pay dividends to the parent company with proper regulatory notifications.
We believe corporate cash, which is a non-GAAP measure, is a useful measure of the parent company’s liquidity as it is the primary source of capital above and beyond the capital deployed in our regulated subsidiaries. Corporate cash can fluctuate in any given quarter and is impacted primarily by the following:

•	approval and timing of subsidiary dividends;

•	share repurchases;

•	debt service costs;

•	tax settlements and the reimbursement from the parent company's subsidiaries for the use of its deferred tax assets;

•	other overhead cost sharing arrangements; and

•	investments and acquisitions.
The following table provides a reconciliation of the consolidated cash and equivalents line item to corporate cash (dollars in millions):

	March 31,	December 31,	March 31,
	2016	2015	2015
Consolidated cash and equivalents	$1,627	$2,233	$1,025
Less: Bank cash(1)	(680)	(1,264)	(606)
Less: U.S. broker-dealers' cash(1)	(440)	(497)	(134)
Less: Other cash	(25)	(25)	(27)
Corporate cash	$482	$447	$258

(1)
U.S. broker-dealers' cash includes E*TRADE Securities as of March 31, 2015 and E*TRADE Securities and E*TRADE Clearing as of March 31, 2016 and December 31, 2015. E*TRADE Securities and E*TRADE Clearing moved out from under E*TRADE Bank effective February 1, 2015 and July 1, 2015, respectively. Bank cash included $131 million of cash held by E*TRADE Clearing at March 31, 2015.

Corporate cash ended the first quarter of 2016 at $482 million, up from $447 million at December 31, 2015. Corporate cash included dividends of $248 million from E*TRADE Bank, $124 million from E*TRADE Clearing and $24 million from E*TRADE Securities to the parent company during the three months ended March 31, 2016. We used corporate cash to repurchase a total of $301 million or 13.1 million shares of common stock during the quarter ended March 31, 2016.
During 2015, we decreased our annual debt service costs to $50 million through refinancing and reduced our total corporate debt to $1.0 billion. We maintain corporate cash at a minimum of two times our scheduled annual corporate debt service payments and scheduled maturities over the next 12 months. As such, our current minimum is approximately $100 million as we do not have any corporate debt with scheduled maturities in the next 12 months. Our nearest maturity of interest-bearing corporate debt is November 2022.
Revolving Credit Facility
At March 31, 2016, we have a senior secured revolving credit facility at the parent company with an available line of credit of $250 million. The revolving credit facility enhances our ability to meet liquidity needs at the parent company, as we have the ability to borrow against this facility for working capital and general corporate purposes. Our revolving credit facility contains certain covenants, including the requirement for the parent company to maintain unrestricted cash of at least $100 million. At March 31, 2016, there was no outstanding balance under this revolving credit facility.
E*TRADE Bank Liquidity
E*TRADE Bank relies on bank cash and deposits for liquidity needs. Management believes that within deposits, sweep deposits are of particular importance as they are a stable source of liquidity for E*TRADE Bank. We have the ability to generate liquidity in the form of additional deposits by raising the yield on our customer deposit products and by bringing additional deposits onto our balance sheet. We also utilize our sweep deposit platform to efficiently manage our balance sheet size. Our sweep deposits on our balance sheet as of March 31, 2016 increased $2.4 billion compared to December 31, 2015. We intend to continue utilizing the sweep platform to transfer customer assets to our balance sheet and expect to reach our targeted consolidated balance sheet size of $49.5 billion in the second quarter of 2016.
Historically, E*TRADE Bank also relied on wholesale funding sources for liquidity purposes. In September 2015, we terminated $4.4 billion of our legacy wholesale funding obligations at E*TRADE Bank. We may utilize wholesale funding sources for short-term liquidity and contingency funding requirements. Our ability to borrow these funds is dependent upon the continued availability of funding in the wholesale borrowings market. In addition, we can borrow from the Federal Reserve Bank’s discount window to meet short-term liquidity requirements, although it is not viewed as a primary source of funding. At March 31, 2016, E*TRADE Bank had approximately $3.0 billion and $0.8 billion in additional collateralized borrowing capacity with the FHLB and the Federal Reserve Bank, respectively.
E*TRADE Clearing Liquidity
E*TRADE Clearing relies on customer payables, securities lending, and internal and external lines of credit to provide liquidity and finance margin lending. E*TRADE Clearing's external liquidity lines total $995 million as of March 31, 2016 and included the following:

•	secured committed lines of credit with two unaffiliated banks, aggregating to $175 million;

•	secured uncommitted lines of credit with several unaffiliated banks, aggregating to $375 million;

•	unsecured uncommitted lines of credit with two unaffiliated banks, aggregating to $100 million; and

•	a 364-day, $345 million senior unsecured revolving credit facility with a syndicate of banks.
The credit facility contains certain covenants including maintenance covenants related to E*TRADE Clearing's minimum consolidated tangible net worth and regulatory net capital ratio. There were no outstanding balances for any of these lines at March 31, 2016. E*TRADE Clearing also maintains lines of credit with the parent company and E*TRADE Bank.
Capital Resources
Creating capital efficiency is a priority for us. The $396 million of dividends paid to the parent company during the three months ended March 31, 2016 included the following:

•	$248 million from E*TRADE Bank, both from earnings and excess capital as a result of regulatory approval to operate E*TRADE Bank at an 8.0% Tier 1 leverage ratio; and

•	$148 million from our broker-dealers, both from earnings and other sources of excess capital.
The timing and amount of dividends from E*TRADE Bank will vary as we utilize capital to reach our targeted consolidated balance sheet size of $49.5 billion and is subject to regulatory approvals. We plan to continue to move capital out of E*TRADE Securities quarterly based on excess capital generated from earnings. We also continually assess the capital position of E*TRADE Clearing and we may periodically move surplus capital based on the business environment.
Bank Capital Requirements
The Dodd-Frank Act requires all companies, including savings and loan holding companies, that directly or indirectly control an insured depository institution to serve as a source of strength for the institution. The Company and E*TRADE Bank are subject to banking regulatory capital requirements. Some of these requirements are still subject to phase-in periods, including certain regulatory deductions and adjustments that will be fully implemented at 100% in 2018. For additional information on bank regulatory requirements and phase-in periods, see Part I. Item 1. Business—Regulation in our Annual Report on Form 10-K for the year ended December 31, 2015. At March 31, 2016, our regulatory capital ratios for E*TRADE Financial were well above the minimum ratios required to be "well capitalized." E*TRADE Financial's capital ratios are calculated as follows (dollars in millions):

	March 31,	December 31,	March 31,
	2016	2015	2015
E*TRADE Financial shareholders’ equity	$5,737	$5,799	$5,453
Add:
Losses in other comprehensive income on available-for-sale debt securities and cash flow hedges, net of tax	17	101	216
Deduct:
Goodwill and other intangible assets, net of deferred tax liabilities	(1,435)	(1,419)	(1,451)
Disallowed deferred tax assets	(909)	(838)	(645)
Other(1)	—	104	108
E*TRADE Financial Common Equity Tier 1 capital / Tier 1 capital	3,410	3,747	3,681
Add:
Allowable allowance for loan losses	131	129	140
Non-qualifying capital instruments subject to phase-out (trust preferred securities)(1)	414	310	325
E*TRADE Financial total capital	$3,955	$4,186	$4,146

E*TRADE Financial average assets	$45,886	$44,016	$45,931
Deduct:
Goodwill and other intangible assets, net of deferred tax liabilities	(1,435)	(1,419)	(1,451)
Disallowed deferred tax assets	(909)	(839)	(645)
Other(1)	—	104	108
E*TRADE Financial adjusted average assets for leverage capital purposes	$43,542	$41,862	$43,943

E*TRADE Financial total risk-weighted assets(2)	$9,882	$9,536	$10,523

E*TRADE Financial Tier 1 leverage ratio (Tier 1 capital / Adjusted average assets for leverage capital purposes)	7.8%	9.0%	8.4%
E*TRADE Financial Common Equity Tier 1 capital / Total risk-weighted assets	34.5%	39.3%	35.0%
E*TRADE Financial Tier 1 capital / Total risk-weighted assets	34.5%	39.3%	35.0%
E*TRADE Financial total capital / Total risk-weighted assets	40.0%	43.9%	39.4%

(1)
As a result of applying the transition provisions under Basel III in 2015, the Company included 25% of the TRUPs in the calculation of E*TRADE Financial’s Tier 1 capital and 75% of the TRUPs in the calculation of E*TRADE Financial’s total capital. In accordance with the transition provisions, the TRUPs were fully phased out of E*TRADE Financial’s Tier 1 capital in 2016.

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

At March 31, 2016, our regulatory capital ratios for E*TRADE Bank were well above the minimum ratios required to be "well capitalized." E*TRADE Bank's capital ratios are calculated as follows (dollars in millions):

	March 31,	December 31,	March 31,
	2016	2015	2015
E*TRADE Bank shareholders’ equity(1)	$3,126	$3,181	$4,165
Add:
Losses in other comprehensive income on available-for-sale debt securities and cash flow hedges, net of tax	17	101	216
Deduct:
Goodwill and other intangible assets, net of deferred tax liabilities	(38)	(38)	(38)
Disallowed deferred tax assets	(209)	(169)	(66)
E*TRADE Bank Common Equity Tier 1 capital / Tier 1 capital(1)	2,896	3,075	4,277
Add:
Allowable allowance for loan losses	113	110	130
E*TRADE Bank total capital(1)	$3,009	$3,185	$4,407

E*TRADE Bank average assets(1)	$34,073	$31,785	$43,622
Deduct:
Disallowed deferred tax assets	(209)	(169)	(66)
Goodwill and other intangible assets, net of deferred tax liabilities	(38)	(38)	(38)
Other	—	—	—
E*TRADE Bank adjusted average assets for leverage capital purposes	$33,826	$31,578	$43,518

E*TRADE Bank total risk-weighted assets(1)(2)	$8,695	$8,424	$10,095

E*TRADE Bank Tier 1 leverage ratio (Tier 1 capital / Adjusted average assets for leverage capital purposes)(1)	8.6%	9.7%	9.8%
E*TRADE Bank Common Equity Tier 1 capital / Total risk-weighted assets(1)	33.3%	36.5%	42.4%
E*TRADE Bank Tier 1 capital / Total risk-weighted assets(1)	33.3%	36.5%	42.4%
E*TRADE Bank total capital / Total risk-weighted assets(1)	34.6%	37.8%	43.7%

(1)
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

Broker-Dealer Capital Requirements
Our broker-dealer subsidiaries are subject to capital requirements determined by their respective regulators. At March 31, 2016, all of our brokerage subsidiaries met their minimum net capital requirements, ending the period with excess net capital of $842 million.
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

RISK MANAGEMENT
As a financial services company, our business is exposed to certain risks. The identification, mitigation and management of existing and potential risks is critical to effective enterprise risk management. There are certain risks inherent to our industry (e.g. execution of transactions) and certain risks that will surface through the conduct of our business operations. We seek to monitor and manage our significant risk exposures by operating under a set of Board-approved limits and by monitoring certain risk indicators. Our governance framework requires regular reporting on metrics, significant risks and exposures to senior management and the Board of Directors. As of July 1, 2015, our risk management framework became subject to the risk committee requirement for publicly traded bank holding companies with total consolidated assets of greater than $10 billion and less than $50 billion, contained in the Federal Reserve’s enhanced prudential standards for bank holding companies and foreign banking organizations. Our framework, as described below, is in compliance with all applicable requirements.
We have a Board-approved Enterprise Risk Appetite Statement ("RAS") that is provided to all employees. The RAS specifies significant risk exposures and addresses the Company's tolerance of those risks, which are categorized as follows:

•	Credit Risk—the risk of loss arising from the failure of a borrower or counterparty to meet its credit obligations.

•
Interest Rate Risk—the risk of adverse changes in earnings or market value arising from our balance sheet positions due to changes in interest rates. This includes convexity risk, which arises primarily from prepayment options on mortgages as well as the ability of customers to withdraw deposits.

•	Liquidity Risk—the potential inability to meet contractual and contingent financial obligations, either on- or off- balance sheet, in a timely and cost-effective manner as they come due.

•	Market Risk—the risk that asset values or income streams will be adversely affected by changes in market conditions.

•	Operational Risk—the risk of loss due to failure of people, processes, and systems, or damage to physical assets; this is one of the most significant risks inherent in our business model.

•
Information Technology ("IT") and Cybersecurity Risk—the risk of loss of customer or company data, integrity, or availability of systems through the compromise of our electronic digital media (e.g., computers, mobile devices, etc.).

•	Strategic Risk—the risk of loss of market size or market share, leading to lost revenues and potentially significant reductions to net income and/or market value.

•
Reputational Risk—the potential that negative perceptions regarding our conduct or business practices, or capacity to conduct business, will adversely affect valuation, profitability, operations or the customer base, or require costly litigation or other measures.

•
Legal, Regulatory and Compliance Risk—the current and prospective risk to earnings or capital arising from violations of, or nonconformance with, laws, rules, regulations, prescribed practices, internal policies, and procedures, or ethical standards.

For additional information about our interest rate risk, see Item 3. Quantitative and Qualitative Disclosures about Market Risk. For additional information on liquidity risk, see Liquidity and Capital Resources in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Market risk, operational risk, IT and cybersecurity risk, strategic risk, reputational risk and legal, regulatory and compliance risk and the management of risk are more fully described in Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2015. We are also subject to other risks that could impact our business, financial condition, results of operations or cash flows in future periods. See Part I. Item 1A. Risk Factors in the Annual Report on Form 10-K for the year ended December 31, 2015.
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

•
We extend margin loans to our brokerage customers which exposes us to the risk of credit losses in the event adverse market conditions result in unsecured margin balance that the customer is not able or willing to cover.

•
We engage in financial transactions with counterparties which expose us to credit losses in the event a counterparty cannot meet its obligations. These financial transactions include our invested cash, securities lending and derivatives portfolios, as well as the settlement of trades.

Credit risk is monitored by our Credit Committee and Margin Risk Committee. The Credit Committee's objective is to evaluate current and expected credit performance of our loans, investments, borrowers and counterparties relative to market conditions and the probable impact on our financial performance. They establish credit risk guidelines in accordance with our strategic objectives and existing policies, and they review investment and lending activities with credit risk to ensure consistency with those established guidelines. These reviews involve an analysis of portfolio balances, delinquencies, losses, recoveries, default management and collateral liquidation performance, as well as any credit risk mitigation efforts relating to the portfolios. In addition, the Credit Committee reviews and approves credit related counterparties engaged in financial transactions with us. The Margin Risk Committee is responsible for corporate governance and oversight with regard to margin risk. The Committee identifies, monitors and mitigates where necessary market, operational and credit risks related to E*TRADE’s margin lending activities.
Loss Mitigation on the Loan Portfolio
Our credit risk operations team manages the mitigation of credit risk within the loan portfolio. Through a variety of strategies, including voluntary line closures, automatically freezing lines on all delinquent accounts, and freezing lines on loans with materially reduced home equity, we reduced our exposure to open home equity lines from a high of over $7 billion in 2007 to approximately $55 million at March 31, 2016. In addition, we have continued a loan modification program initiated in 2015 that targets borrowers of home equity lines of credit whose original contract terms provided an option to accelerate the date at which the loan begins amortizing. This program, certain terms of which represented economic concessions such as extended amortization periods, resulted in $9 million and $14 million, respectively, of modifications classified as TDRs and $32 million and $44 million, respectively, of modifications not classified as TDRs during the three months ended March 31, 2016 and 2015.
We continue to have loan modification programs that were established to minimize potential losses in the mortgage portfolios by targeting borrowers experiencing financial difficulties. During the three months ended March 31, 2016 and 2015, these programs were utilized to modify less than $1 million and $3 million, respectively, of one- to four-family loans, and $6 million and $2 million, respectively, of home equity loans. These modifications were classified as TDRs. We also process minor modifications on certain loans in the normal course of servicing delinquent accounts. Minor modifications resulting in an insignificant delay in the timing of payments are not considered economic concessions and therefore are not classified as TDRs. At March 31, 2016 and December 31, 2015, we had $19 million and $20 million, respectively, of mortgage loans with minor modifications that were not considered TDRs. We currently do not have any active loan modification programs for consumer and other loans. Loan modification volume may increase in future periods to mitigate potential losses as the volume of mortgage loans reaching the end of their interest-only period increases.
Currently, our entire loans receivable portfolio is serviced by third parties. To reduce vendor, operational and regulatory risks, we have assessed our servicing relationships and, where appropriate, consolidated providers or transferred certain mortgage loans to servicers that specialize in managing troubled assets. At March 31, 2016, $2.9 billion gross unpaid principal balance of our mortgage loans were held at servicers that specialize in managing troubled assets. We believe this initiative has improved and will continue to improve the credit performance of the loans transferred compared to the expected credit performance of these same loans if they had not been transferred.
During the three months ended March 31, 2016, we completed our review of the mortgage loan portfolio that was aimed at identifying loans to be repurchased by the originator. Our review primarily focused on identifying loans with violations of transaction representations and warranties or material misrepresentation on the part of the seller. Any loans identified with these deficiencies were submitted to the original seller for repurchase. During the three months ended March 31, 2016, we received a one-time payment of $3 million from a third party mortgage originator to satisfy in full all pending and future repurchase requests with them. We recognized this settlement as a recovery to the allowance for loan losses, resulting in a corresponding reduction to net charge-offs and, ultimately, a benefit to our provision (benefit) for loan losses. A total of $464 million of loans have been repurchased by or settled with third party mortgage originators since we began the review process in 2008. As our review is complete, we do not expect any future repurchases or settlements on the mortgage loan portfolio.

CONCENTRATIONS OF CREDIT RISK
Loans
Interest-Only Loans
One- to four-family loans include loans for a five to ten year interest-only period, followed by an amortizing period ranging from 20 to 25 years. At March 31, 2016, 38% of our one- to four-family portfolio was not yet amortizing. During the trailing twelve months ended March 31, 2016, borrowers of approximately 17% of the portfolio made voluntary annual principal payments of at least $2,500 and of this population, nearly half made principal payments that were $10,000 or greater.
The home equity loan portfolio is primarily second lien loans on residential real estate properties, which have a higher level of credit risk than first lien mortgage loans. Approximately 13% of the home equity loan portfolio was in the first lien position and we held both the first and second lien positions in less than 1% of the home equity loan portfolio at March 31, 2016. The home equity loan portfolio consisted of approximately 18% of home equity installment loans and approximately 82% of home equity lines of credit at March 31, 2016. Of the home equity lines of credit, approximately 53% had converted to amortizing loans at March 31, 2016.
Home equity installment loans are primarily fixed rate and fixed term, fully amortizing loans that do not offer the option of an interest-only payment. The majority of home equity lines of credit convert to amortizing loans at the end of the draw period, which typically ranges from five to ten years. Approximately 3% of this portfolio represents balloon loans. At March 31, 2016, 47% of the home equity line of credit portfolio had not converted from the interest-only draw period and had not begun amortizing. During the trailing twelve months ended March 31, 2016, borrowers of approximately 40% of the portfolio made voluntary annual principal payments of at least $500 on their home equity lines of credit and slightly under half reduced their principal balance by at least $2,500.
The following table outlines when one- to four-family and home equity lines of credit convert to amortizing by percentage of the one- to four-family and home equity line of credit portfolios, respectively, at March 31, 2016:

Period of Conversion to Amortizing Loan	% of One- to Four-Family Portfolio	% of Home Equity Line of Credit Portfolio
Already amortizing	62%	53%
Through December 31, 2016	15%	32%
Year ending December 31, 2017	23%	14%
Year ending December 31, 2018 or later	—%	1%
Nonperforming Assets
We classify loans as nonperforming when they are no longer accruing interest, which includes loans that are 90 days and greater past due, TDRs that are on nonaccrual status for all classes of loans (including loans in bankruptcy) and certain junior liens that have a delinquent senior lien. The following table shows the comparative data for nonperforming loans and assets at March 31, 2016 and December 31, 2015 (dollars in millions):

	March 31, 2016	December 31, 2015
One- to four-family	$259	$263
Home equity	165	154
Consumer and other	1	1
Total nonperforming loans receivable	425	418
Real estate owned and other repossessed assets, net	27	29
Total nonperforming assets, net	$452	$447
Nonperforming loans receivable as a percentage of gross loans receivable	9.1%	8.5%
One- to four-family allowance for loan losses as a percentage of one- to four-family nonperforming loans receivable	18.8%	15.3%
Home equity allowance for loan losses as a percentage of home equity nonperforming loans receivable	162.1%	198.8%
Consumer and other allowance for loan losses as a percentage of consumer and other nonperforming loans receivable	599.6%	667.0%
Total allowance for loan losses as a percentage of total nonperforming loans receivable	75.8%	84.6%
Nonperforming assets, net increased by $5 million to $452 million at March 31, 2016 when compared to December 31, 2015. This increase was attributed primarily to our recent offer of a loan modification program to a subset of borrowers with home equity lines of credit whose original loan terms provided the borrowers the option to accelerate their date of conversion to amortizing loans. As certain terms of our offer represented economic concessions, such as longer amortization periods than were in the original loan agreements, this program resulted in $9 million of TDRs during the first quarter of 2016. See Risk Management—Loss Mitigation on the Loan Portfolio for additional information.
Allowance for Loan Losses
The allowance for loan losses is management’s estimate of probable losses inherent in the loan portfolio at the balance sheet date, as well as the forecasted losses, including economic concessions to borrowers, over the estimated remaining life of loans modified as TDRs. The general allowance for loan losses includes a qualitative component to account for a variety of factors that present additional uncertainty that may not be fully considered in the quantitative loss model but are factors we believe may impact the level of credit losses. The following table presents the allowance for loan losses by loan portfolio at March 31, 2016 and December 31, 2015 (dollars in millions):

	One- to Four-Family		Home Equity		Consumer and Other		Total
	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
General reserve:
Quantitative component	$37	$28	$207	$245	$6	$6	$250	$279
Qualitative component	4	3	10	10	—	—	14	13
Specific valuation allowance	8	9	50	52	—	—	58	61
Total allowance for loan losses	$49	$40	$267	$307	$6	$6	$322	$353
Allowance as a % of loans receivable(1)	2.0%	1.6%	13.5%	14.5%	2.1%	1.9%	6.9%	7.1%

(1)	Allowance as a percentage of loans receivable is calculated based on the gross loans receivable including net unamortized premiums for each respective category.
Total loans receivable designated as held-for-investment decreased $0.3 billion during three months ended March 31, 2016. The allowance for loan losses was $322 million, or 6.9% of total loans receivable, as of March 31, 2016 compared to $353 million, or 7.1% of total loans receivable, as of December 31, 2015, reflecting better than expected performance on the higher-risk loans in the HELOC portfolio. Our quantitative allowance methodology continues to include the identification of higher risk mortgage loans and the period of our forecasted loan losses captured within the general allowance includes the total probable loss over the remaining life on these higher risk loans. For additional information on management's estimate of the allowance for loan losses, see Summary of Critical Accounting Policies and Estimates in Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the annual report on Form 10-K for the year ended December 31, 2015.
Net Charge-offs
The following table provides an analysis of net charge-offs for the three months ended March 31, 2016 and 2015 (dollars in millions):

	Charge-offs	Recoveries(1)	(Charge-offs)/ Recoveries, Net	% of Average Loans (Annualized)
Three Months Ended March 31, 2016
One- to four-family	$(1)	$2	$1	(0.19)%
Home equity	(5)	7	2	(0.45)%
Consumer and Other	(2)	2	—	0.56%
Total	$(8)	$11	$3	(0.24)%
Three Months Ended March 31, 2015
One- to four-family	$(1)	$—	$(1)	0.10%
Home equity	(10)	5	(5)	0.69%
Consumer and Other	(3)	2	(1)	0.94%
Total	$(14)	$7	$(7)	0.43%

(1)	Recoveries include the impact of mortgage originator settlements.
Loan losses are recognized when, based on management's estimate, it is probable that a loss has been incurred. The charge-off policy for both one- to four-family and home equity loans is to assess the value of the property when the loan has been delinquent for 180 days or has received bankruptcy notification, regardless of whether or not the property is in foreclosure, and charge off the amount of the loan balance in excess of the estimated current value of the underlying property less estimated selling costs. Modified loans considered TDRs are charged off when they are identified as collateral dependent based on certain terms of the modification. In order to determine if a loan is collateral dependent, the Company reviews multiple credit quality attributes and assigns a higher level of risk to loans in which the LTV or CLTV is greater than 110% or 125%, respectively, or if a borrower’s credit score is less than 600. Closed-end consumer loans are charged off when the loan has been 120 days delinquent or when it is determined that collection is not probable.
Net charge-offs for the three months ended March 31, 2016 compared to 2015 decreased by $10 million. This decrease reflected continued improvement in economic conditions, recoveries of previous charge-offs and loan portfolio run-off, as well as a $3 million benefit recorded from a settlement with a third party mortgage originator. The timing and magnitude of charge-offs are affected by many factors and we anticipate variability from quarter to quarter, particularly as home equity lines of credit convert to amortizing loans.
For additional information on the loans portfolio, see Note 6—Loans Receivable, Net included in Item 1. Consolidated Financial Statements (Unaudited).
Securities
We focus primarily on security type and credit rating to monitor credit risk in our securities portfolios. We consider securities backed by the U.S. government or its agencies to have low credit risk as the long-term debt rating of the U.S. government is AA+ by S&P and AAA by Moody’s and Fitch at March 31, 2016. The amortized cost of these securities accounted for over 99% of our total securities portfolio at March 31, 2016. We review the remaining debt securities that were not backed by the U.S. government or its agencies according to their credit ratings from S&P, Moody’s and Fitch where available. At March 31, 2016, all municipal bonds and corporate bonds were rated investment grade (defined as a rating equivalent to a Moody’s rating of "Baa3" or higher, or a S&P or Fitch rating of "BBB-" or higher).

SUMMARY OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in conformity with GAAP. Note 1—Organization, Basis of Presentation and Summary of Significant Accounting Policies in Part II. Item 8. Financial Statements and Supplementary Data in the Company's Annual Report on Form 10-K for the year ended December 31, 2015 contains a summary of our significant accounting policies, many of which require the use of estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes for the periods presented. We believe that of our significant accounting policies, the following are critical because they are based on estimates and assumptions that require complex and subjective judgments by management: allowance for loan losses; asset impairment, including goodwill impairment and other-than-temporary impairment ("OTTI"); estimates of effective tax rates, deferred taxes and valuation allowance; accounting for derivative instruments; and fair value measurements. Changes in these estimates or assumptions could materially impact our financial condition and results of operations, and actual results could differ from our estimates. These policies are more fully described in Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Summary of Critical Accounting Policies and Estimates in our Annual Report on Form 10-K for the year ended December 31, 2015.
GLOSSARY OF TERMS
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
BPO—Broker price opinion.
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
Common Equity Tier 1 Capital—A measurement of the Company's core equity capital.
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
HELOC—Home equity lines of credit.
Interest-bearing liabilities—Liabilities such as deposits, customer payables, other borrowings, corporate debt and certain customer credit balances and securities loaned programs on which the Company pays interest; excludes customer balances held by third parties.
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
IT—Information technology.
LIBOR—London Interbank Offered Rate. LIBOR is the interest rate at which banks borrow funds from other banks in the London wholesale money market (or interbank market).
LLC—Limited liability company.
LTV—Loan-to-value.
Net interest income—A measure of interest revenue, net interest income is equal to interest income less interest expense.
Net interest margin—A measure of the net yield on our average interest-bearing assets. Net interest margin is calculated for a given period by dividing the annualized sum of net interest income by average interest-bearing assets.
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
RAS—Risk Appetite Statement.
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
Sweep deposit accounts—Accounts with the functionality to transfer customer deposit balances to and from an FDIC insured account.
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
TRUPs—Trust preferred securities.
VIE—Variable interest entity.
Wholesale borrowings—Borrowings that consist of securities sold under agreements to repurchase and FHLB advances and other borrowings.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The following discussion about market risk includes forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of certain factors, including, but not limited to, those set forth in Part I. Item 1A. Risk Factors in the Annual Report on Form 10-K for the year ended December 31, 2015.
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
Exposure to interest rate risk is dependent upon the distribution and composition of interest-earning assets, interest-bearing liabilities and derivatives. The differing risk characteristics of each product are managed to mitigate our exposure to interest rate fluctuations. At March 31, 2016, 90% of our total assets were interest-earning assets and we had no securities classified as trading.
At March 31, 2016, approximately 61% of total assets were available-for-sale and held-to-maturity mortgage-backed securities and residential real estate loans. The values of these assets are sensitive to changes in interest rates, as well as expected prepayment levels. As interest rates increase, fixed rate residential mortgages and mortgage-backed securities tend to exhibit lower prepayments. The inverse is true in a falling rate environment.
When real estate loans prepay, unamortized premiums and/or discounts are recognized immediately in interest income. Depending on the timing of the prepayment, these adjustments to income would impact anticipated yields. The ALCO reviews estimates of the impact of changing market rates on prepayments. This information is incorporated into our interest rate risk management strategy.
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
Derivative Instruments
We use derivative instruments to help manage interest rate risk using designated hedge relationships. Interest rate swaps involve the exchange of fixed-rate and variable-rate interest payments between two parties based on a contractual underlying notional amount, but do not involve the exchange of the underlying notional amounts. Option products are utilized primarily to offset the market value changes resulting from the prepayment dynamics of the mortgage portfolio, as well as to protect against increases in funding costs. The types of options employed include interest rate caps ("Caps"), "Payor Swaptions" and "Receiver Swaptions." Caps mitigate the market risk associated with increases in interest rates. Similarly, Payor and Receiver Swaptions mitigate the market risk associated with the respective increases and decreases in interest rates. See derivative instruments discussion in Note 7—Derivative Instruments and Hedging Activities in Item 1. Consolidated Financial Statements (Unaudited).
Scenario Analysis
Scenario analysis is an advanced approach to estimating interest rate risk exposure. The ALCO monitors interest rate risk using the Economic Value of Equity (“EVE”) approach and the Earnings-at-Risk (“EAR”) approach.
Under the EVE approach, the present value of expected cash flows of all existing interest-earning assets, interest-bearing liabilities, derivatives and forward commitments are estimated and then combined to produce an EVE figure. EVE is a long-term sensitivity measure of interest rate risk. The approach values only the current balance sheet in which the most significant assumptions are the prepayment rates of the loan portfolio and mortgage-backed securities and the repricing of deposits. This approach does not incorporate assumptions related to business growth, or liquidation and re-investment of instruments. This approach provides an indicator of future earnings and capital levels because changes in EVE indicate the anticipated change in the value of future cash flows. The sensitivity of this value to changes in interest rates is then determined by applying alternative interest rate scenarios. The change in EVE amounts fluctuate based on instantaneous parallel shifts in interest rates primarily due to the change in timing of cash flows in the Company’s residential loan and mortgage-backed securities portfolios. Expected prepayment rates on residential mortgage loans and mortgage-backed securities increase as interest rates decline, whereas expected prepayment rates decrease in a rising interest rate environment.

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
The sensitivity of EAR and EVE at the consolidated E*TRADE Financial level at March 31, 2016 and December 31, 2015 is as follows (dollars in millions):

Instantaneous Parallel Change in Interest Rates (basis points) (1)	Economic Value of Equity				Earnings-at-Risk
	March 31, 2016		December 31, 2015		March 31, 2016		December 31, 2015
	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
+200	$(112)	(1.8)%	$(148)	(2.6)%	$180	15.9%	$178	15.8%
+100	$131	2.1%	$58	1.0%	$121	10.7%	$116	10.3%
-50	$(164)	(2.7)%	$(107)	(1.9)%	$(74)	(6.6)%	$(64)	(5.7)%
(1) These scenario analyses assume a balance sheet size as of March 31, 2016. Any changes in size would cause the amounts to vary.
We actively manage interest rate risk positions. As interest rates change, we will adjust our strategy and mix of assets, liabilities and derivatives to optimize our position. For example, a 100 basis points increase in rates may not result in a change in value as indicated above. We compare the instantaneous parallel shift in interest rate changes in EVE and EAR to the established limits set by the Board of Directors in order to assess interest rate risk on a monthly basis. In the event that the percentage change in EVE or EAR exceeds the Board limits, our Chief Executive Officer, Chief Risk Officer, Chief Financial Officer and Treasurer must all be promptly notified in writing and decide upon a plan of remediation. In addition, the Board of Directors must be promptly notified of the exception and the planned resolution. At March 31, 2016, the EVE and EAR percentage changes were within our Board limits.

PART I - FINANCIAL INFORMATION
ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(In millions, except share data and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenue:
Interest income	$308	$316
Interest expense	(21)	(66)
Net interest income	287	250
Commissions	107	114
Fees and service charges	58	52
Gains (losses) on securities and other	10	15
Other revenue	10	10
Total non-interest income	185	191
Total net revenue	472	441
Provision (benefit) for loan losses	(34)	5
Non-interest expense:
Compensation and benefits	126	113
Advertising and market development	43	34
Clearing and servicing	24	24
FDIC insurance premiums	6	18
Professional services	22	27
Occupancy and equipment	23	21
Communications	23	19
Depreciation and amortization	20	20
Amortization of other intangibles	5	5
Restructuring and other exit activities	2	4
Losses on early extinguishment of debt	—	73
Other non-interest expenses	18	15
Total non-interest expense	312	373
Income before income tax expense	194	63
Income tax expense	41	23
Net income	$153	$40
Basic earnings per share	$0.54	$0.14
Diluted earnings per share	$0.53	$0.14
Shares used in computation of per share data:
Basic (in thousands)	285,274	289,741
Diluted (in thousands)	286,680	294,722
See accompanying notes to consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net income	$153	$40
Other comprehensive income
Available-for-sale securities:
Unrealized gains, net(1)	94	39
Reclassification into earnings, net(2)	(9)	(6)
Net change from available-for-sale securities	85	33
Cash flow hedging instruments:
Unrealized losses, net(3)	—	(11)
Reclassification into earnings, net(4)	—	16
Net change from cash flow hedging instruments	—	5
Other comprehensive income	85	38
Comprehensive income	$238	$78

(1)	Amounts are net of provision for income taxes of $58 million and $24 million for the three months ended March 31, 2016 and 2015, respectively.

(2)	Amounts are net of provision for income taxes of $6 million and $4 million for the three months ended March 31, 2016 and 2015, respectively.

(3)	Amounts are net of benefit from income taxes of $6 million for the three months ended March 31, 2015.

(4)	Amounts are net of benefit from income taxes of $10 million for the three months ended March 31, 2015.
See accompanying notes to the consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(In millions, except share data)
(Unaudited)

	March 31,	December 31,
	2016	2015
ASSETS
Cash and equivalents	$1,627	$2,233
Cash required to be segregated under federal or other regulations	2,158	1,057
Available-for-sale securities	14,005	12,589
Held-to-maturity securities (fair value of $15,371 and $13,123 at March 31, 2016 and December 31, 2015, respectively)	14,968	13,013
Margin receivables	6,336	7,398
Loans receivable, net (net of allowance for loan losses of $322 and $353 at March 31, 2016 and December 31, 2015, respectively)	4,360	4,613
Receivables from brokers, dealers and clearing organizations	611	520
Property and equipment, net	232	236
Goodwill	1,792	1,792
Other intangibles, net	169	174
Deferred tax assets, net	940	1,033
Other assets	745	769
Total assets	$47,943	$45,427
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$31,829	$29,445
Customer payables	6,793	6,544
Payables to brokers, dealers and clearing organizations	1,437	1,576
Other borrowings	409	491
Corporate debt	993	997
Other liabilities	745	575
Total liabilities	42,206	39,628
Commitments and contingencies (see Note 15)
Shareholders’ equity:
Common stock, $0.01 par value, shares authorized: 400,000,000 at March 31, 2016 and December 31, 2015; shares issued and outstanding: 279,526,976 and 291,335,241 at March 31, 2016 and December 31, 2015, respectively	3	3
Additional paid-in-capital	7,056	7,356
Accumulated deficit	(1,308)	(1,461)
Accumulated other comprehensive loss	(14)	(99)
Total shareholders’ equity	5,737	5,799
Total liabilities and shareholders’ equity	$47,943	$45,427
See accompanying notes to the consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In millions)
(Unaudited)

			Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Common Stock
	Shares	Amount
Balance, December 31, 2015	291	$3	$7,356	$(1,461)	$(99)	$5,799
Net income	—	—	—	153	—	153
Other comprehensive income	—	—	—	—	85	85
Conversion of convertible debentures	1	—	4	—	—	4
Exercise of stock options and related tax effects	—	—	2	—	—	2
Repurchases of common stock	(13)	—	(301)	—	—	(301)
Issuance of restricted stock, net of forfeitures and retirements to pay taxes	1	—	(13)	—	—	(13)
Share-based compensation	—	—	8	—	—	8
Balance at March 31, 2016	280	$3	$7,056	$(1,308)	$(14)	$5,737
			Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Common Stock
	Shares	Amount
Balance, December 31, 2014	289	$3	$7,350	$(1,729)	$(249)	$5,375
Net income	—	—	—	40	—	40
Other comprehensive income	—	—	—	—	38	38
Exercise of stock options and related tax effects	—	—	2	—	—	2
Issuance of restricted stock, net of forfeitures and retirements to pay taxes	1	—	(9)	—	—	(9)
Share-based compensation	—	—	7	—	—	7
Balance at March 31, 2015	290	$3	$7,350	$(1,689)	$(211)	$5,453

See accompanying notes to the consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CASH FLOWS (In millions) (Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$153	$40
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision (benefit) for loan losses	(34)	5
Depreciation and amortization (including discount amortization and accretion)	53	89
(Gains) losses on securities and other	(10)	(15)
Losses on early extinguishment of debt	—	5
Share-based compensation	8	7
Deferred tax expense	42	21
Other	4	(1)
Net effect of changes in assets and liabilities:
Increase in cash required to be segregated under federal or other regulations	(1,101)	(294)
Decrease (increase) in receivables from brokers, dealers and clearing organizations	(91)	180
Decrease (increase) in margin receivables	1,062	(545)
Increase in other assets	(5)	(18)
Increase (decrease) in payables to brokers, dealers and clearing organizations	(139)	181
Increase (decrease) in customer payables	249	(162)
Decrease in other liabilities	(95)	(23)
Net cash provided by (used in) operating activities	96	(530)
Cash flows from investing activities:
Purchases of available-for-sale securities	(1,993)	(2,002)
Proceeds from sales of available-for-sale securities	703	360
Proceeds from maturities of and principal payments on available-for-sale securities	285	404
Purchases of held-to-maturity securities	(2,378)	(699)
Proceeds from maturities of and principal payments on held-to-maturity securities	430	380
Net decrease in loans receivable	282	303
Capital expenditures for property and equipment	(20)	(16)
Proceeds from sale of real estate owned and repossessed assets	5	7
Net cash flow from derivative contracts	(38)	—
Other	20	2
Net cash used in investing activities	(2,704)	(1,261)

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CASH FLOWS—(Continued) (In millions)

	Three Months Ended March 31,
	2016	2015
Cash flows from financing activities:
Net increase in deposits	$2,384	$1,382
Net decrease in securities sold under agreements to repurchase	(82)	(4)
Advances from FHLB	—	270
Payments on advances from FHLB	—	(270)
Net proceeds from issuance of senior notes	—	460
Payments on senior notes	—	(800)
Repurchases of common stock	(301)	—
Other	1	(5)
Net cash provided by financing activities	2,002	1,033
Decrease in cash and equivalents	(606)	(758)
Cash and equivalents, beginning of period	2,233	1,783
Cash and equivalents, end of period	$1,627	$1,025
Supplemental disclosures:
Cash paid for interest	$17	$108
Cash paid for income taxes, net of refunds	$2	$3
Non-cash investing and financing activities:
Transfers from loans to other real estate owned and repossessed assets	$5	$8
Conversion of convertible debentures to common stock	$4	$—

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
The Company's consolidated financial statements are prepared in accordance with U.S. GAAP. Intercompany accounts and transactions are eliminated in consolidation. These consolidated financial statements reflect all adjustments, which are all normal and recurring in nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. These consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2015.
Beginning January 1, 2016, the Company changed its segment reporting structure to align with the manner in which the Chief Operating Decision Maker now reviews business performance and makes resource allocation decisions. As the Chief Operating Decision Maker's business performance assessments and resource allocation decisions are based on consolidated operating margin and the Company no longer has separate operating segments, the Company no longer presents disaggregated segment financial results. The Company also updated the presentation of its consolidated income statement to reflect how business performance is now measured and prior periods have been reclassified to conform to the current period presentation as follows:

•	interest expense related to corporate debt and interest income related to corporate cash reclassified from other income (expense) to net interest income;

•	losses on early extinguishment of debt reclassified from other income (expense) to non-interest expense; and

•	other income (expense) reclassified from other income (expense) to gains (losses) on securities and other.
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
The fair value of securities that the Company received as collateral in connection with margin receivables and securities borrowing activities, where the Company is permitted to sell or re-pledge the securities, was approximately $8.7 billion and $10.1 billion at March 31, 2016 and December 31, 2015, respectively. Of this amount, $2.3 billion and $2.5 billion had been pledged or sold in connection with securities loans and deposits with clearing organizations at March 31, 2016 and December 31, 2015, respectively.
New Accounting and Disclosure Guidance—Below is the new accounting and disclosure guidance that relates to activities in which the Company is engaged.
Adoption of New Accounting Standards
Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern
In August 2014, the FASB amended the guidance related to an entity’s evaluations and disclosures of going concern uncertainties. The new guidance requires management to perform interim and annual assessments of the entity’s ability to continue as a going concern within one year of the date the financial statements are issued, and to provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The Company adopted the amended guidance for annual and interim periods beginning on January 1, 2016. The adoption of the amended guidance did not impact the Company’s financial condition, results of operations or cash flows.
Consolidation
In February 2015, the FASB amended the guidance on consolidation of certain legal entities. The amended guidance modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership, and clarifies how to determine whether a group of equity holders has power over an entity. The Company adopted the amended guidance for annual and interim periods beginning on January 1, 2016 on a modified retrospective basis. The adoption of the amended guidance did not impact the Company’s financial condition, results of operations or cash flows.
Accounting for Customer Fees Paid in a Cloud Computing Arrangement
In April 2015, the FASB amended the accounting guidance on customer fees paid in a cloud computing arrangement. The amended guidance requires that internal-use software accessed by a customer in cloud computing arrangements be accounted for as software licenses if specific criteria are met; otherwise they should be accounted for as service contracts. The Company adopted the amended guidance for annual and interim periods beginning on January 1, 2016 on a prospective basis. The adoption of the amended guidance did not impact the Company’s financial condition, results of operations or cash flows.
New Accounting Standards Not Yet Adopted
Revenue Recognition on Contracts with Customers
In May 2014, the FASB amended the guidance on revenue recognition on contracts with customers. The new standard outlines a single comprehensive model for entities to apply in accounting for revenue arising from contracts with customers. Additionally, the FASB issued supplemental amendments to the new standard to clarify the principal-versus-agent accounting guidance in March 2016 and the identification of performance obligations and accounting for licenses of intellectual property in April 2016. The amended guidance will be effective for annual and interim periods beginning on January 1, 2018 for the Company and may be applied on either a full retrospective or modified retrospective basis. While the Company is currently evaluating the impact of the new accounting guidance, the adoption of the amended guidance is not expected to have a material impact on the Company’s financial condition, results of operations or cash flows.
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
Accounting for Leases
In February 2016, the FASB amended the guidance on accounting for leases. The new standard requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all qualifying leases with terms of more than twelve months. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee remains substantially unchanged and depends on classification as a finance or operating lease. The new standard also requires additional quantitative and qualitative disclosures that provide additional information about the amounts related to leasing arrangements recorded in the financial statements. The new guidance will be effective for interim and annual periods beginning on January 1, 2019 for the Company and is required to be applied on a modified retrospective basis to the earliest period presented, which includes practical expedient options in certain circumstances. The Company is currently evaluating the impact of the new accounting guidance on the Company's financial condition, results of operations or cash flows.
Accounting for Employee Share-based Payments
In March 2016, the FASB amended the accounting guidance on employee shared-based payments. Relevant changes in the amended guidance include the requirement to recognize all excess tax benefits and deficiencies upon exercise or vesting as income tax expense or benefit in the income statement; to treat excess tax benefits and deficiencies as discrete items in the reporting period they occur; to not delay recognition of excess tax benefits until the tax benefit is realized through a reduction in current taxes payable; and to make an accounting policy election to either estimate forfeitures or account for forfeiture as they occur. The new guidance will be effective for interim and annual periods beginning on January 1, 2017 for the Company and application methods vary based on the amended guidance. Early adoption in interim periods is permitted. The Company is currently evaluating the impact of the new accounting guidance on the Company's financial condition, results of operations or cash flows.

NOTE 2— INTEREST INCOME AND INTEREST EXPENSE
The following table shows the components of interest income and interest expense (dollars in millions):

	Three Months Ended March 31,
	2016	2015
Interest income:
Cash and cash equivalents	$2	$1
Cash required to be segregated under federal or other regulation	1	—
Available-for-sale securities	64	66
Held-to-maturity securities	103	88
Margin receivables	64	68
Loans	51	62
Broker-related receivables and other	—	1
Subtotal interest income	285	286
Other interest revenue(1)	23	30
Total interest income	308	316
Interest expense:
Deposits	(1)	(2)
Customer payables	(1)	(1)
Other borrowings(2)	(5)	(41)
Corporate debt	(13)	(20)
Subtotal interest expense	(20)	(64)
Other interest expense(3)	(1)	(2)
Total interest expense	(21)	(66)
Net interest income (4)	$287	$250

(1)	Represents interest income on securities loaned for the periods presented.

(2)	The Company terminated $4.4 billion of repurchase agreements and FHLB advances in 2015.

(3)	Represents interest expense on securities borrowed for the periods presented.

(4)	Beginning in 2016, corporate interest income and corporate interest expense are presented within net interest income. Prior periods have been reclassified to conform with current period presentation.
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

Recurring Fair Value Measurement Techniques
Mortgage-backed Securities
The Company’s mortgage-backed securities portfolio primarily comprised agency mortgage-backed securities and CMOs. Agency mortgage-backed securities and CMOs are guaranteed by U.S. government sponsored enterprises and federal agencies. The weighted average coupon rates for the available-for-sale mortgage-backed securities at March 31, 2016 are shown in the following table:

Weighted Average Coupon Rate
Agency mortgage-backed securities	2.86%
Agency CMOs	2.74%
The fair value of agency mortgage-backed securities was determined using a market approach with quoted market prices, recent market transactions and spread data for similar instruments. The fair value of agency CMOs was determined using market and income approaches along with the Company’s own trading activities for identical or similar instruments. Agency mortgage-backed securities and CMOs were categorized in Level 2 of the fair value hierarchy.
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
The Company’s municipal bonds are revenue bonds issued by state and other local government agencies. The valuation of corporate bonds is impacted by the credit worthiness of the corporate issuer. All of the Company’s municipal bonds and corporate bonds were rated investment grade at March 31, 2016. These securities were valued using a market approach with pricing service valuations corroborated by recent market transactions for identical or similar bonds. Municipal bonds and corporate bonds were categorized in Level 2 of the fair value hierarchy.
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
Nonrecurring fair value measurements on one- to four-family and home equity loans and real estate owned were classified as Level 3 of the fair value hierarchy as the valuations included unobservable inputs that were significant to the fair value. The following table presents additional information about significant unobservable inputs used in the valuation of assets measured at fair value on a nonrecurring basis that were categorized in Level 3 of the fair value hierarchy at March 31, 2016 and December 31, 2015:

	Unobservable Inputs	Average	Range
March 31, 2016
Loans receivable:
One- to four-family	Appraised value	$395,000	$37,000-$2,000,000
Home equity	Appraised value	$282,700	$8,000-$2,450,000
Real estate owned	Appraised value	$304,400	$25,500-$1,630,000

December 31, 2015
Loans receivable:
One- to four-family	Appraised value	$422,900	$8,500-$1,900,000
Home equity	Appraised value	$274,100	$9,000-$1,300,000
Real estate owned	Appraised value	$330,700	$26,500-$1,250,000

Recurring and Nonrecurring Fair Value Measurements
Assets and liabilities measured at fair value at March 31, 2016 and December 31, 2015 are summarized in the following tables (dollars in millions):

	Level 1	Level 2	Level 3	Total Fair Value
March 31, 2016:
Recurring fair value measurements:
Assets
Available-for-sale securities:
Debt securities:
Agency mortgage-backed securities and CMOs	$—	$12,759	$—	$12,759
Agency debentures	—	804	—	804
U.S. Treasuries	—	293	—	293
Agency debt securities	—	77	—	77
Municipal bonds	—	35	—	35
Corporate bonds	—	4	—	4
Total debt securities	—	13,972	—	13,972
Publicly traded equity securities	33	—	—	33
Total available-for-sale securities	33	13,972	—	14,005
Other assets:
Derivative assets(1)	—	8	—	8
Total assets measured at fair value on a recurring basis(2)	$33	$13,980	$—	$14,013
Liabilities
Derivative liabilities(1)	$—	$131	$—	$131
Total liabilities measured at fair value on a recurring basis(2)	$—	$131	$—	$131
Nonrecurring fair value measurements:
Loans receivable:
One- to four-family	$—	$—	$11	$11
Home equity	—	—	8	8
Total loans receivable	—	—	19	19
Real estate owned	—	—	17	17
Total assets measured at fair value on a nonrecurring basis(3)	$—	$—	$36	$36

(1)	All derivative assets and liabilities were interest rate contracts at March 31, 2016. Information related to derivative instruments is detailed in Note 7—Derivative Instruments and Hedging Activities.

(2)	Assets and liabilities measured at fair value on a recurring basis represented 29% and less than 1% of the Company’s total assets and total liabilities, respectively, at March 31, 2016.

(3)
Represents the fair value of assets prior to deducting estimated selling costs that were carried on the consolidated balance sheet at March 31, 2016, and for which a fair value measurement was recorded during the period.

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

(1)
All derivative assets and liabilities were interest rate contracts at December 31, 2015. Information related to derivative instruments is detailed in Note 7—Derivative Instruments and Hedging Activities.

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

The following table presents the gains and losses associated with the assets measured at fair value on a nonrecurring basis during the three months ended March 31, 2016 and 2015 (dollars in millions):

	March 31,
	2016	2015
One- to four-family	$1	$2
Home equity	3	4
Total losses on loans receivable measured at fair value	$4	$6
Losses (gains) on real estate owned measured at fair value	$—	$1

Transfers Between Levels 1 and 2
For assets and liabilities measured at fair value on a recurring basis, the Company’s transfers between levels of the fair value hierarchy are deemed to have occurred at the beginning of the reporting period on a quarterly basis. The Company had no transfers between Level 1 and 2 during the three months ended March 31, 2016 and 2015.
Recurring Fair Value Measurements Categorized within Level 3
At both March 31, 2016 and December 31, 2015, no assets or liabilities measured at fair value on a recurring basis were categorized within Level 3 of the fair value hierarchy.
Fair Value of Financial Instruments Not Carried at Fair Value
The following table summarizes the carrying values, fair values and fair value hierarchy level classification of financial instruments that are not carried at fair value on the consolidated balance sheet at March 31, 2016 and December 31, 2015 (dollars in millions):

	March 31, 2016
	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash and equivalents	$1,627	$1,627	$—	$—	$1,627
Cash required to be segregated under federal or other regulations	$2,158	$2,158	$—	$—	$2,158
Held-to-maturity securities:
Agency mortgage-backed securities and CMOs	$12,016	$—	$12,327	$—	$12,327
Agency debentures	127	—	128	—	128
Agency debt securities	2,815	—	2,906	—	2,906
Other non-agency debt securities	10	—	—	10	10
Total held-to-maturity securities	$14,968	$—	$15,361	$10	$15,371
Margin receivables	$6,336	$—	$6,336	$—	$6,336
Loans receivable, net:
One- to four-family	$2,337	$—	$—	$2,282	$2,282
Home equity	1,709	—	—	1,583	1,583
Consumer and other	314	—	—	322	322
Total loans receivable, net(1)	$4,360	$—	$—	$4,187	$4,187
Receivables from brokers, dealers and clearing organizations	$611	$—	$611	$—	$611
Liabilities
Deposits	$31,829	$—	$31,829	$—	$31,829
Customer payables	$6,793	$—	$6,793	$—	$6,793
Payables to brokers, dealers and clearing organizations	$1,437	$—	$1,437	$—	$1,437
Trust preferred securities	$409	$—	$—	$250	$250
Corporate debt	$993	$—	$1,039	$—	$1,039

(1)	The carrying value of loans receivable, net includes the allowance for loan losses of $322 million and loans that are valued at fair value on a nonrecurring basis at March 31, 2016.

	December 31, 2015
	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash and equivalents	$2,233	$2,233	$—	$—	$2,233
Cash required to be segregated under federal or other regulations	$1,057	$1,057	$—	$—	$1,057
Held-to-maturity securities:
Agency mortgage-backed securities and CMOs	$10,353	$—	$10,444	$—	$10,444
Agency debentures	127	—	125	—	125
Agency debt securities	2,523	—	2,544	—	2,544
Other non-agency debt securities	10	—	—	10	10
Total held-to-maturity securities	$13,013	$—	$13,113	$10	$13,123
Margin receivables	$7,398	$—	$7,398	$—	$7,398
Loans receivable, net:
One- to four-family	$2,465	$—	$—	$2,409	$2,409
Home equity	1,810	—	—	1,660	1,660
Consumer and other	338	—	—	343	343
Total loans receivable, net(1)	$4,613	$—	$—	$4,412	$4,412
Receivables from brokers, dealers and clearing organizations	$520	$—	$520	$—	$520
Liabilities
Deposits	$29,445	$—	$29,444	$—	$29,444
Customer Payables	$6,544	$—	$6,544	$—	$6,544
Payables to brokers, dealers and clearing organizations	$1,576	$—	$1,576	$—	$1,576
Other borrowings:
Securities sold under agreements to repurchase	$82	$—	$82	$—	$82
Trust preferred securities	409	—	—	252	252
Total other borrowings	$491	$—	$82	$252	$334
Corporate debt	$997	$—	$1,055	$—	$1,055

(1)	The carrying value of loans receivable, net includes the allowance for loan losses of $353 million and loans that are valued at fair value on a nonrecurring basis at December 31, 2015.
The fair value measurement techniques for financial instruments not carried at fair value on the consolidated balance sheet at March 31, 2016 and December 31, 2015 are summarized as follows:
Cash and equivalents, cash required to be segregated under federal or other regulations, margin receivables, receivables from brokers, dealers and clearing organizations, customer payables and payables to brokers, dealers and clearing organizations—Due to their short term nature, fair value is estimated to be carrying value.
Held-to-maturity securities—The held-to-maturity securities portfolio included agency mortgage-backed securities and CMOs, agency debentures, agency debt securities, and other non-agency debt securities. The fair value of agency mortgage-backed securities is determined using market and income approaches with quoted market prices, recent market transactions and spread data for similar instruments. The fair value of agency CMOs and agency debt securities is determined using market and income approaches along with the Company’s own trading activities for identical or similar instruments. The fair value of agency debentures is based on quoted market prices that were derived from assumptions observable in the marketplace. Fair value of other non-agency debt securities is estimated to be carrying value.
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
Securities sold under agreements to repurchase—Fair value for securities sold under agreements to repurchase was determined by discounting future cash flows using discount factors derived from current observable rates implied for other similar instruments with similar remaining maturities at December 31, 2015.
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
Fair Value of Commitments and Contingencies
In the normal course of business, the Company makes various commitments to extend credit and incur contingent liabilities that are not reflected in the consolidated balance sheet. Changes in the economy or interest rates may influence the impact that these commitments and contingencies have on the Company in the future. The Company does not estimate the fair value of those commitments. The Company has the right to cancel these commitments in certain circumstances and has closed a significant amount of customer home equity lines of credit in the past eight years. At March 31, 2016, the Company had approximately $55 million of unfunded commitments to extend credit. Information related to such commitments and contingent liabilities is detailed in Note 15—Commitments, Contingencies and Other Regulatory Matters.
NOTE 4—OFFSETTING ASSETS AND LIABILITIES
For financial statement purposes, the Company does not offset derivative instruments, repurchase agreements, or securities borrowing and securities lending transactions. These activities are generally transacted under master agreements that are widely used by counterparties and that may allow for net settlements of payments in the normal course, as well as offsetting of all contracts with a given counterparty in the event of bankruptcy or default of one of the two parties to the transaction. The following table presents information about these transactions to enable the users of the Company’s financial statements to evaluate the potential effect of rights of set-off between these recognized assets and recognized liabilities at March 31, 2016 and December 31, 2015 (dollars in millions):

				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet (1)(2)	Financial Instruments	Collateral Received or Pledged (Including Cash)	Net Amount
March 31, 2016
Assets:
Deposits paid for securities borrowed (3)	$186	$—	$186	$(144)	$(33)	$9
Total	$186	$—	$186	$(144)	$(33)	$9

Liabilities:
Deposits received for securities loaned (4)	1,395	—	1,395	(144)	(1,160)	91
Derivative liabilities (5)(6)	31	—	31	—	(31)	—
Total	$1,426	$—	$1,426	$(144)	$(1,191)	$91

December 31, 2015
Assets:
Deposits paid for securities borrowed (3)	$120	$—	$120	$(94)	$(18)	$8
Total	$120	$—	$120	$(94)	$(18)	$8

Liabilities:
Deposits received for securities loaned (4)	1,535	—	1,535	(94)	(1,314)	127
Repurchase agreements (6)	82	—	82	—	(81)	1
Derivative liabilities (5)(6)	11	—	11	—	(11)	—
Total	$1,628	$—	$1,628	$(94)	$(1,406)	$128

(1)	Net amount of deposits paid for securities borrowed presented in the consolidated balance sheet are reflected in the receivables from brokers, dealers and clearing organizations line item.

(2)
Net amount of deposits received for securities loaned, repurchase agreements and derivative liabilities presented in the consolidated balance sheet are reflected in the payables to brokers, dealers and clearing organizations, other borrowings and other liabilities line items, respectively.

(3)
Included in the gross amounts of deposits paid for securities borrowed was $52 million and $34 million at March 31, 2016 and December 31, 2015, respectively, transacted through a program with a clearing organization, which guarantees the return of cash to the Company. For presentation purposes, these amounts presented are based on the counterparties under the Company’s master securities loan agreements.

(4)
Included in the gross amounts of deposits received for securities loaned was $698 million and $722 million at March 31, 2016 and December 31, 2015, respectively, transacted through a program with a clearing organization, which guarantees the return of securities to the Company. For presentation purposes, these amounts presented are based on the counterparties under the Company’s master securities loan agreements.

(5)	Excludes net accrued interest payable of $1 million and $3 million at March 31, 2016 and December 31, 2015, respectively.

(6)
The Company pledges available-for-sale and held-to-maturity securities as collateral for amounts due on repurchase agreements and derivative liabilities. The collateral pledged included available-for-sale securities at fair value and held-to-maturity securities at amortized cost for March 31, 2016 and available-for-sale securities at fair value for December 31, 2015.

Derivative Transactions
Certain types of derivatives that the Company utilizes in its hedging activities are subject to derivatives clearing agreements ("cleared derivatives contracts") under the Dodd-Frank Act. These cleared derivatives contracts enable clearing by a derivatives clearing organization through a clearing member. Under the contracts, the clearing member typically has a one-way right to offset all contracts in the event of the Company’s default or bankruptcy. As such, the cleared derivatives contracts are not bilateral master netting agreements and do not allow for offsetting. At March 31, 2016 and December 31, 2015, the Company had $8 million and $10 million, respectively, in derivative assets of cleared derivatives contracts and $100 million and $44 million, respectively, in derivative liabilities of cleared derivatives contracts.

Securities Lending Transactions
Deposits paid for securities borrowed and deposits received for securities loaned are recorded at the amount of cash collateral advanced or received. Deposits paid for securities borrowing transactions require the Company to deposit cash with the lender whereas deposits received for securities loaned result in the Company receiving collateral in the form of cash in an amount generally in excess of the market value of the securities loaned. Securities lending transactions have overnight or continuous remaining contractual maturities.
Securities lending transactions expose the Company to counterparty credit risk and market risk. To manage the counterparty risk, the Company maintains internal standards for approving counterparties, reviews and analyzes the credit rating of each counterparty, and monitors its positions with each counterparty on an ongoing basis. In addition, for certain of the Company's securities lending transactions, the Company uses a program with a clearing organization that guarantees the return of securities. The Company monitors the market value of the securities borrowed and loaned using collateral arrangements that require additional collateral to be obtained from or excess collateral to be returned to the counterparties based on changes in market value, to maintain specified collateral levels.

NOTE 5—AVAILABLE-FOR-SALE AND HELD-TO-MATURITY SECURITIES
The amortized cost and fair value of available-for-sale and held-to-maturity securities at March 31, 2016 and December 31, 2015 are shown in the following tables (dollars in millions):

	Amortized Cost	Gross Unrealized / Unrecognized Gains	Gross Unrealized / Unrecognized Losses	Fair Value
March 31, 2016:
Available-for-sale securities:
Debt securities:
Agency mortgage-backed securities and CMOs	$12,716	$106	$(63)	$12,759
Agency debentures	763	42	(1)	804
U.S. Treasuries	290	7	(4)	293
Agency debt securities	75	2	—	77
Municipal bonds	34	1	—	35
Corporate bonds	5	—	(1)	4
Total debt securities	13,883	158	(69)	13,972
Publicly traded equity securities(1)	33	—	—	33
Total available-for-sale securities	$13,916	$158	$(69)	$14,005
Held-to-maturity securities:
Agency residential mortgage-backed securities and CMOs	$12,016	$330	$(19)	$12,327
Agency debentures	127	1	—	128
Agency debt securities	2,815	91	—	2,906
Other non-agency debt securities	10	—	—	10
Total held-to-maturity securities	$14,968	$422	$(19)	$15,371

December 31, 2015:
Available-for-sale securities:
Debt securities:
Agency mortgage-backed securities and CMOs	$11,888	$41	$(166)	$11,763
Agency debentures	551	18	(12)	557
U.S. Treasuries	147	—	(4)	143
Agency debt securities	55	—	—	55
Municipal bonds	35	—	—	35
Corporate bonds	5	—	(1)	4
Total debt securities	12,681	59	(183)	12,557
Publicly traded equity securities(1)	33	—	(1)	32
Total available-for-sale securities	$12,714	$59	$(184)	$12,589
Held-to-maturity securities:
Agency residential mortgage-backed securities and CMOs	$10,353	$149	$(58)	$10,444
Agency debentures	127	—	(2)	125
Agency debt securities	2,523	34	(13)	2,544
Other non-agency debt securities	10	—	—	10
Total held-to-maturity securities	$13,013	$183	$(73)	$13,123

(1)	Publicly traded equity securities consisted of investments in a mutual fund related to the Community Reinvestment Act.

Contractual Maturities
The contractual maturities of all available-for-sale and held-to-maturity debt securities at March 31, 2016 are shown below (dollars in millions):

	Amortized Cost	Fair Value
Available-for-sale debt securities:
Due within one year	$—	$—
Due within one to five years	21	21
Due within five to ten years	2,952	2,998
Due after ten years	10,910	10,953
Total available-for-sale debt securities	$13,883	$13,972
Held-to-maturity debt securities:
Due within one year	$43	$43
Due within one to five years	1,294	1,353
Due within five to ten years	4,234	4,381
Due after ten years	9,397	9,594
Total held-to-maturity debt securities	$14,968	$15,371
The Company pledged $17 million of available-for-sale debt securities and $0.7 billion of held-to-maturity debt securities as collateral for derivatives and other purposes at both March 31, 2016 and December 31, 2015.

Investments with Unrealized or Unrecognized Losses
The following tables show the fair value and unrealized or unrecognized losses on available-for-sale and held-to-maturity securities, aggregated by investment category, and the length of time that individual securities have been in a continuous unrealized or unrecognized loss position at March 31, 2016 and December 31, 2015 (dollars in millions):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized / Unrecognized Losses	Fair Value	Unrealized / Unrecognized Losses	Fair Value	Unrealized / Unrecognized Losses
March 31, 2016:
Available-for-sale securities:
Debt securities:
Agency mortgage-backed securities and CMOs	$3,315	$(24)	$2,521	$(39)	$5,836	$(63)
Agency debentures	149	(1)	15	—	164	(1)
U.S. Treasuries	139	(4)	—	—	139	(4)
Corporate bonds	—	—	4	(1)	4	(1)
Total temporarily impaired available-for-sale securities	$3,603	$(29)	$2,540	$(40)	$6,143	$(69)
Held-to-maturity securities:
Agency mortgage-backed securities and CMOs	$230	$(2)	$1,353	$(17)	$1,583	$(19)
Agency debt securities	20	—	—	—	20	—
Total temporarily impaired held-to-maturity securities	$250	$(2)	$1,353	$(17)	$1,603	$(19)

December 31, 2015:
Available-for-sale securities:
Debt securities:
Agency mortgage-backed securities and CMOs	$6,832	$(88)	$2,496	$(78)	$9,328	$(166)
Agency debentures	329	(12)	9	—	338	(12)
U.S. Treasuries	143	(4)	—	—	143	(4)
Agency debt securities	55	—	—	—	55	—
Municipal bonds	—	—	15	—	15	—
Corporate bonds	—	—	4	(1)	4	(1)
Publicly traded equity securities	32	(1)	—	—	32	(1)
Total temporarily impaired available-for-sale securities	$7,391	$(105)	$2,524	$(79)	$9,915	$(184)
Held-to-maturity securities:
Agency mortgage-backed securities and CMOs	$2,807	$(25)	$1,495	$(33)	$4,302	$(58)
Agency debentures	114	(2)	—	—	114	(2)
Agency debt securities	1,006	(10)	134	(3)	1,140	(13)
Total temporarily impaired held-to-maturity securities	$3,927	$(37)	$1,629	$(36)	$5,556	$(73)
The Company does not believe that any individual unrealized loss in the available-for-sale portfolio or unrecognized loss in the held-to-maturity portfolio as of March 31, 2016 represents a credit loss. The Company does not intend to sell the debt securities in an unrealized or unrecognized loss position as of the balance sheet date and it is not more likely than not that the Company will be required to sell the debt securities before the anticipated recovery of its remaining amortized cost of the debt securities in an unrealized or unrecognized loss position at March 31, 2016.

There were no impairment losses recognized in earnings on available-for-sale or held-to-maturity securities during the three months ended March 31, 2016 and 2015, respectively.
Included within the Company's securities portfolios are securities that have been written-down to a zero carrying value. The credit loss component of debt securities held by the Company that had a noncredit loss component previously recognized in other comprehensive income was $152 million at both March 31, 2016 and December 31, 2015. Of these amounts, $123 million at both March 31, 2016 and December 31, 2015 relates to debt securities that have been factored to zero, but the Company still holds legal title to these securities until maturity or until they are sold.
Gains (Losses) on Securities and Other
The detailed components of the gains (losses) on securities and other line item on the consolidated statement of income for the three months ended March 31, 2016 and 2015 are as follows (dollars in millions):

	Three Months Ended March 31,
	2016	2015
Hedge ineffectiveness	$(2)	$(1)
Gains on available-for-sale securities	15	10
Equity method investment income (loss) and other	(3)	6
Gains (losses) on securities and other	$10	$15
NOTE 6—LOANS RECEIVABLE, NET
Loans receivable, net at March 31, 2016 and December 31, 2015 are summarized as follows (dollars in millions):

	March 31, 2016	December 31, 2015
One- to four-family	$2,370	$2,488
Home equity	1,974	2,114
Consumer and other	317	341
Total loans receivable	4,661	4,943
Unamortized premiums, net	21	23
Allowance for loan losses	(322)	(353)
Total loans receivable, net	$4,360	$4,613
At March 31, 2016, the Company pledged $3.9 billion and $0.3 billion of loans as collateral to the FHLB and Federal Reserve Bank, respectively. At December 31, 2015, the Company pledged $4.2 billion and $0.3 billion of loans as collateral to the FHLB and Federal Reserve Bank, respectively.
The following table presents the total recorded investment in loans receivable and allowance for loan losses by loans that have been collectively evaluated for impairment and those that have been individually evaluated for impairment by loan class at March 31, 2016 and December 31, 2015 (dollars in millions):

	Recorded Investment		Allowance for Loan Losses
	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Collectively evaluated for impairment:
One- to four-family	$2,109	$2,219	$41	$31
Home equity	1,767	1,915	217	255
Consumer and other	320	344	6	6
Total collectively evaluated for impairment	4,196	4,478	264	292
Individually evaluated for impairment:
One- to four-family	277	286	8	9
Home equity	209	202	50	52
Total individually evaluated for impairment	486	488	58	61
Total	$4,682	$4,966	$322	$353

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
Credit Quality
The following tables show the distribution of the Company’s mortgage loan portfolios by credit quality indicator at March 31, 2016 and December 31, 2015 (dollars in millions):

	One- to Four-Family		Home Equity
Current LTV/CLTV (1)	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
<=80%	$1,482	$1,519	$802	$843
80%-100%	560	609	507	549
100%-120%	206	227	387	420
>120%	122	133	278	302
Total mortgage loans receivable	$2,370	$2,488	$1,974	$2,114
Average estimated current LTV/CLTV (2)	76%	77%	90%	90%
Average LTV/CLTV at loan origination (3)	71%	71%	81%	81%

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

	One- to Four-Family		Home Equity
Current FICO (1)	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
>=720	$1,357	$1,423	$994	$1,069
719 - 700	219	246	201	222
699 - 680	195	198	177	183
679 - 660	163	150	144	152
659 - 620	167	198	196	203
<620	269	273	262	285
Total mortgage loans receivable	$2,370	$2,488	$1,974	$2,114

(1)
FICO scores are updated on a quarterly basis; however, there were approximately $37 million and $39 million of one- to four-family loans at March 31, 2016 and December 31, 2015, respectively, and $3 million of home equity loans at both March 31, 2016 and December 31, 2015 for which the updated FICO scores were not available. For these loans, the current FICO distribution included the most recent FICO scores where available, otherwise the original FICO score was used.

Concentrations of Credit Risk
One- to four-family loans include loans for a five to ten year interest-only period, followed by an amortizing period ranging from 20 to 25 years. At March 31, 2016, 38% of the Company's one- to four-family portfolio was not yet amortizing. During the trailing twelve months ended March 31, 2016, borrowers of approximately 17% of the portfolio made voluntary annual principal payments of at least $2,500 and of this population, nearly half made principal payments that were $10,000 or greater.
The home equity loan portfolio is primarily second lien loans on residential real estate properties, which have a higher level of credit risk than first lien mortgage loans. Approximately 13% of the home equity portfolio was in the first lien position and the Company holds both the first and second lien positions in less than 1% of the home equity loan portfolio at March 31, 2016. The home equity loan portfolio consists of approximately 18% of home equity installment loans and approximately 82% of home equity lines of credit at March 31, 2016. Of the home equity lines of credit, approximately 53% had converted to amortizing loans at March 31, 2016.
Home equity installment loans are primarily fixed rate and fixed term, fully amortizing loans that do not offer the option of an interest-only payment. The majority of home equity lines of credit convert to amortizing loans at the end of the draw period, which typically ranges from five to ten years. Approximately 3% of this portfolio will require the borrowers to repay the loan in full at the end of the draw period. At March 31, 2016, 47% of the home equity line of credit portfolio had not converted from the interest-only draw period and had not begun amortizing. During the trailing twelve months ended March 31, 2016, borrowers of approximately 40% of the portfolio made annual principal payments of at least $500 on their home equity lines of credit and slightly under half reduced their principal balance by at least $2,500.
The following table outlines when one- to four-family and home equity lines of credit convert to amortizing by percentage of the one- to four-family portfolio and home equity line of credit portfolios, respectively, at March 31, 2016:

Period of Conversion to Amortizing Loan	% of One- to Four-Family Portfolio	% of Home Equity Line of Credit Portfolio
Already amortizing	62%	53%
Through December 31, 2016	15%	32%
Year ending December 31, 2017	23%	14%
Year ending December 31, 2018 or later	—%	1%
The average age of our mortgage loans receivable was 10.1 and 9.9 years at March 31, 2016 and December 31, 2015, respectively. Approximately 37% of the Company’s mortgage loans receivable were concentrated in California at both March 31, 2016 and December 31, 2015. No other state had concentrations of mortgage loans that represented 10% or more of the Company’s mortgage loans receivable at March 31, 2016 and December 31, 2015.
Delinquent Loans
The following table shows total loans receivable by delinquency category at March 31, 2016 and December 31, 2015 (dollars in millions):

	Current	30-89 Days Delinquent	90-179 Days Delinquent	180+ Days Delinquent	Total
March 31, 2016
One- to four-family	$2,160	$74	$28	$108	$2,370
Home equity	1,839	52	28	55	1,974
Consumer and other	311	5	1	—	317
Total loans receivable	$4,310	$131	$57	$163	$4,661
December 31, 2015
One- to four-family	$2,279	$72	$26	$111	$2,488
Home equity	1,978	52	31	53	2,114
Consumer and other	334	6	1	—	341
Total loans receivable	$4,591	$130	$58	$164	$4,943
Loans delinquent 180 days and greater have been written down to their expected recovery value. Loans delinquent 90 to 179 days generally have not been written down to their expected recovery value (unless they are in process of bankruptcy or are modifications for which there is substantial doubt as to the borrower’s ability to repay the loan), but present a risk of future charge-off. Additional charge-offs on loans delinquent 180 days and greater are possible if home prices decline beyond current expectations.
The Company monitors loans in which a borrower’s current credit history casts doubt on their ability to repay a loan. Loans are classified as special mention when they are between 30 and 89 days past due. The trend in special mention loan balances is generally indicative of the expected trend for charge-offs in future periods, as these loans have a greater propensity to migrate into nonaccrual status and ultimately charge-off. One- to four-family loans are generally secured in a first lien position by real estate assets, reducing the potential loss when compared to an unsecured loan. Home equity loans are generally secured by real estate assets; however, the majority of these loans are secured in a second lien position, which substantially increases the potential loss when compared to a first lien position. The loss severity of our second lien home equity loans was approximately 94% for three months ended March 31, 2016.
Nonperforming Loans
The Company classifies loans as nonperforming when they are no longer accruing interest, which includes loans that are 90 days and greater past due, TDRs that are on nonaccrual status for all classes of loans (including loans in bankruptcy) and certain junior liens that have a delinquent senior lien. The following table shows the comparative data for nonperforming loans at March 31, 2016 and December 31, 2015 (dollars in millions):

	March 31, 2016	December 31, 2015
One- to four-family	$259	$263
Home equity	165	154
Consumer and other	1	1
Total nonperforming loans receivable	$425	$418
Real Estate Owned and Loans with Formal Foreclosure Proceedings in Process
At March 31, 2016 and December 31, 2015, the Company held $26 million and $27 million, respectively, of real estate owned that were acquired through foreclosure or through a deed in lieu of foreclosure or similar legal agreement. The Company also held $99 million and $108 million of loans for which formal foreclosure proceedings were in process at March 31, 2016 and December 31, 2015, respectively.
Allowance for Loan Losses
The following table provides a roll forward by loan portfolio of the allowance for loan losses for the three months ended March 31, 2016 and 2015 (dollars in millions):

	Three Months Ended March 31, 2016
	One- to Four-Family	Home Equity	Consumer and Other	Total
Allowance for loan losses, beginning of period	$40	$307	$6	$353
Provision (benefit) for loan losses	8	(42)	—	(34)
Charge-offs	(1)	(5)	(2)	(8)
Recoveries(1)	2	7	2	11
Charge-offs, net	1	2	—	3
Allowance for loan losses, end of period	$49	$267	$6	$322

	Three Months Ended March 31, 2015
	One- to Four-Family	Home Equity	Consumer and Other	Total
Allowance for loan losses, beginning of period	$27	$367	$10	$404
Provision (benefit) for loan losses	5	(2)	2	5
Charge-offs	(1)	(10)	(3)	(14)
Recoveries	—	5	2	7
Charge-offs, net	(1)	(5)	(1)	(7)
Allowance for loan losses, end of period	$31	$360	$11	$402

(1)	Includes a one-time payment from a third party mortgage originator of $3 million to satisfy in full all pending and future repurchase requests with them for the three months ended March 31, 2016.
Total loans receivable designated as held-for-investment decreased $0.3 billion during the three months ended March 31, 2016. The allowance for loan losses was $322 million, or 6.9% of total loans receivable, as of March 31, 2016 compared to $353 million, or 7.1% of total loans receivable, as of December 31, 2015.

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
Delinquency status is the primary measure the Company uses to evaluate the performance of loans modified as TDRs. As mentioned above, the Company classifies loans as nonperforming when they are no longer accruing interest, which includes loans that are 90 days and greater past due, TDRs that are on nonaccrual status for all classes of loans, including loans in bankruptcy, and certain junior liens that have a delinquent senior lien. The following table shows a summary of the Company’s recorded investment in TDRs that were on accrual and nonaccrual status, further disaggregated by delinquency status, in addition to the recorded investment in TDRs at March 31, 2016 and December 31, 2015 (dollars in millions):

		Nonaccrual TDRs
	Accrual TDRs(1)	Current(2)	30-89 Days Delinquent	90-179 Days Delinquent	180+ Days Delinquent	Total Recorded Investment in TDRs (3)(4)
March 31, 2016
One- to four-family	$105	$104	$19	$6	$43	$277
Home equity	114	53	12	7	23	209
Total	$219	$157	$31	$13	$66	$486
December 31, 2015
One- to four-family	$106	$106	$19	$8	$47	$286
Home equity	120	42	11	8	21	202
Total	$226	$148	$30	$16	$68	$488

(1)	Represents loans modified as TDRs that are current and have made six or more consecutive payments.

(2)	Represents loans modified as TDRs that are current but have not yet made six consecutive payments, bankruptcy loans and certain junior lien TDRs that have a delinquent senior lien.

(3)
The unpaid principal balance in one- to four-family TDRs was $275 million and $283 million at March 31, 2016 and December 31, 2015, respectively. For home equity loans, the recorded investment in TDRs represents the unpaid principal balance.

(4)
Total recorded investment in TDRs at March 31, 2016 consisted of $335 million of loans modified as TDRs and $151 million of loans that have been charged off due to bankruptcy notification. Total recorded investment in TDRs at December 31, 2015 consisted of $334 million of loans modified as TDRs and $154 million of loans that have been charged off due to bankruptcy notification.

The following table shows the average recorded investment and interest income recognized both on a cash and accrual basis for the Company’s TDRs during the three months ended March 31, 2016 and 2015 (dollars in millions):

	Average Recorded Investment		Interest Income Recognized
	Three Months Ended March 31,		Three Months Ended March 31,
	2016	2015	2016	2015
One- to four-family	$282	$313	$2	$2
Home equity	205	218	4	5
Total	$487	$531	$6	$7

Included in the allowance for loan losses was a specific valuation allowance of $58 million and $61 million that was established for TDRs at March 31, 2016 and December 31, 2015, respectively. The specific allowance for these individually impaired loans represents the forecasted losses over the estimated remaining life of the loans, including the economic concessions granted to the borrowers. The following table shows detailed information related to the Company’s TDRs at March 31, 2016 and December 31, 2015 (dollars in millions):

	March 31, 2016			December 31, 2015
	Recorded Investment in TDRs	Specific Valuation Allowance	Net Investment in TDRs	Recorded Investment in TDRs	Specific Valuation Allowance	Net Investment in TDRs
With a recorded allowance:
One- to four-family	$69	$8	$61	$72	$9	$63
Home equity	$115	$50	$65	$111	$52	$59
Without a recorded allowance:(1)
One- to four-family	$208	$—	$208	$214	$—	$214
Home equity	$94	$—	$94	$91	$—	$91
Total:
One- to four-family	$277	$8	$269	$286	$9	$277
Home equity	$209	$50	$159	$202	$52	$150

(1)	Represents loans where the discounted cash flow analysis or collateral value is equal to or exceeds the recorded investment in the loan.
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
The following table shows loans modified as TDRs by delinquency category at March 31, 2016 and December 31, 2015 (dollars in millions):

	Modifications Current	Modifications 30-89 Days Delinquent	Modifications 90-179 Days Delinquent	Modifications 180+ Days Delinquent	Total Recorded Investment in Modifications(1)
March 31, 2016
One- to four-family	$137	$9	$4	$13	$163
Home equity	145	9	5	13	172
Total	$282	$18	$9	$26	$335
December 31, 2015
One- to four-family	$138	$11	$5	$16	$170
Home equity	139	8	6	11	164
Total	$277	$19	$11	$27	$334

(1)	Includes loans modified as TDRs that also had received a bankruptcy notification of $43 million and $42 million at March 31, 2016 and December 31, 2015, respectively.

The following table shows loans modified as TDRs and the specific valuation allowance by loan portfolio as well as the percentage of total expected losses at March 31, 2016 and December 31, 2015 (dollars in millions):

	Recorded Investment in Modifications before Charge-offs	Charge-offs	Recorded Investment in Modifications	Specific Valuation Allowance	Net Investment in Modifications	Specific Valuation Allowance as a % of Modifications	Total Expected Losses
March 31, 2016
One- to four-family	$208	$(45)	$163	$(8)	$155	5%	26%
Home equity	288	(116)	172	(50)	122	29%	58%
Total	$496	$(161)	$335	$(58)	$277	17%	44%
December 31, 2015
One- to four-family	$216	$(46)	$170	$(9)	$161	5%	25%
Home equity	284	(120)	164	(52)	112	32%	61%
Total	$500	$(166)	$334	$(61)	$273	18%	45%
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
The vast majority of the Company’s loans modified as TDRs include an interest rate reduction in combination with another type of concession. The Company prioritizes the interest rate reduction modifications in combination with the other modification categories. Each class is mutually exclusive in that if a modification had an interest rate reduction with an extension and other modification, the modification would only be presented in the extension column in the table below. The following tables provide the number of loans and post-modification balances immediately after being modified by major class during the three months ended March 31, 2016 and 2015 (dollars in millions):

	Three Months Ended March 31, 2016
		Interest Rate Reduction
	Number of Loans	Re-age/ Extension/ Interest Capitalization	Other with Interest Rate Reduction	Other(1)	Total
One- to four-family	14	$4	$—	$1	$5
Home equity	193	2	1	12	15
Total	207	$6	$1	$13	$20

	Three Months Ended March 31, 2015
		Interest Rate Reduction
	Number of Loans	Re-age/ Extension/ Interest Capitalization	Other with Interest Rate Reduction	Other(1)	Total
One- to four-family	6	$1	$—	$—	$1
Home equity	243	1	1	16	18
Total	249	$2	$1	$16	$19

(1)
Includes TDRs that resulted from a loan modification program being offered to a subset of borrowers with home equity lines of credit whose original loan terms provided the borrowers the option to accelerate their date of conversion to amortizing loans. As certain terms of the Company's offer represented economic concessions, such as longer amortization periods than were in the original loan agreements, to certain borrowers experiencing financial difficulty, this program resulted in $9 million and $14 million of TDRs during the first quarter of 2016 and 2015, respectively.

The Company considers modifications that become 30 days past due to have experienced a payment default. The following table shows the recorded investment in modifications that experienced a payment default within 12 months after the modification for the three months ended March 31, 2016 and 2015 (dollars in millions):

	Three Months Ended March 31,
	2016		2015
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
One- to four-family(1)	5	$2	2	$1
Home equity(2)(3)	13	1	40	2
Total	18	$3	42	$3

(1)
For three months ended March 31, 2016 and 2015, less than $1 million and $0, respectively, of the recorded investment in one- to four-family loans that had a payment default in the trailing 12 months was classified as current.

(2)
For both the three months ended March 31, 2016 and 2015, less than $1 million of the recorded investment in home equity loans that had a payment default in the trailing 12 months was classified as current.

(3)	The majority of these home equity modifications during the three months ended March 31, 2015 experienced servicer transfers during this same period.
NOTE 7—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The Company enters into derivative transactions primarily to protect against interest rate risk on the value of certain assets, liabilities and future cash flows. Each derivative instrument is recorded on the consolidated balance sheet at fair value as a freestanding asset or liability. The following table summarizes the fair value of derivatives as reported in the consolidated balance sheet at March 31, 2016 and December 31, 2015 (dollars in millions):

		Fair Value
	Notional	Asset(1)	Liability(2)	Net(3)
March 31, 2016
Interest rate contracts:
Fair value hedges	$2,176	$8	$(131)	$(123)
Total derivatives designated as hedging instruments(4)	$2,176	$8	$(131)	$(123)
December 31, 2015
Interest rate contracts:
Fair value hedges	$2,204	$10	$(55)	$(45)
Total derivatives designated as hedging instruments(4)	$2,204	$10	$(55)	$(45)

(1)	Reflected in the other assets line item on the consolidated balance sheet.

(2)	Reflected in the other liabilities line item on the consolidated balance sheet.

(3)	Represents derivative assets net of derivative liabilities for disclosure purposes only.

(4)	All derivatives were designated as hedging instruments at March 31, 2016 and December 31, 2015.
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

The following table summarizes the effect of interest rate contracts designated as fair value hedges and related hedged items on the consolidated statement of income for the three months ended March 31, 2016 and 2015 (dollars in millions):

	Three Months Ended March 31,
	2016			2015
	Hedging Instrument	Hedged Item	Hedge Ineffectiveness(1)	Hedging Instrument	Hedged Item	Hedge Ineffectiveness(1)
Agency debentures	$(47)	$46	$(1)	$(21)	$20	$(1)
Agency mortgage-backed securities	(69)	68	(1)	(19)	19	—
Total gains (losses) included in earnings	$(116)	$114	$(2)	$(40)	$39	$(1)

(1)	Reflected in the gains (losses) on securities and other line item on the consolidated statement of income.

NOTE 8—DEPOSITS
Deposits are summarized as follows (dollars in millions):

	Amount		Weighted-Average Rate
	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Sweep deposits(1)	$26,380	$24,018	0.01%	0.01%
Complete savings deposits	3,347	3,357	0.01%	0.01%
Checking deposits	1,286	1,239	0.03%	0.03%
Other money market and savings deposits	779	792	0.01%	0.01%
Time deposits(2)	37	39	0.34%	0.38%
Total deposits(3)	$31,829	$29,445	0.01%	0.01%

(1)	The Company's sweep product transfers brokerage customer balances to banking subsidiaries, which hold these funds as customer deposits in FDIC insured demand deposit and money market deposit accounts.

(2)	Time deposits represent certificates of deposit and brokered certificates of deposit.

(3)	As of March 31, 2016 and December 31, 2015, the Company had $178 million and $173 million in non-interest bearing deposits, respectively.
NOTE 9— OTHER BORROWINGS
Other borrowings at March 31, 2016 and December 31, 2015, were as follows (dollars in millions):

	March 31, 2016	December 31, 2015
Trust preferred securities(1)	$409	$409
Repurchase Agreements(2)	—	82
Total other borrowings	$409	$491

(1)	The Company's TRUPs do not begin maturing until 2031.

(2)	The maximum amount at any month end for repurchase agreements was $3.8 billion for the year ended December 31, 2015.
External Line of Credits maintained at E*TRADE Clearing
E*TRADE Clearing's external liquidity lines total to $995 million as of March 31, 2016 and include the following:

•	secured committed lines of credit with two unaffiliated banks, aggregating to $175 million and scheduled to mature in June 2016;

•	secured uncommitted lines of credit with several unaffiliated banks aggregating to $375 million that have no maturity dates;

•
unsecured uncommitted lines of credit with two unaffiliated banks aggregating to $100 million, of which $75 million is scheduled to mature in August 2016 and the remaining line has no maturity date; and

•	a 364-day, $345 million senior unsecured revolving credit facility with a syndicate of banks that matures in June 2016.
The credit facility contains maintenance covenants relating to E*TRADE Clearing's minimum consolidated tangible net worth and regulatory net capital ratio. There were no outstanding balances for these lines at March 31, 2016.
NOTE 10—CORPORATE DEBT
Corporate debt at March 31, 2016 and December 31, 2015 is outlined in the following table (dollars in millions):

	Face Value	Discount	Net
March 31, 2016
Interest-bearing notes:
5 3/8% Notes, due 2022	$540	$(5)	$535
4 5/8% Notes, due 2023	460	(5)	455
Total interest-bearing notes	1,000	(10)	990
Non-interest-bearing debt:
0% Convertible debentures, due 2019	3	—	3
Total corporate debt	$1,003	$(10)	$993

	Face Value	Discount	Net
December 31, 2015
Interest-bearing notes:
5 3/8% Notes, due 2022	$540	$(6)	$534
4 5/8% Notes, due 2023	460	(5)	455
Total interest-bearing notes	1,000	(11)	989
Non-interest-bearing debt:
0% Convertible debentures, due 2019	8	—	8
Total corporate debt	$1,008	$(11)	$997
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
Credit Facility
In November 2014, the Company entered into a $200 million senior secured revolving credit facility and in February of 2015, entered into an amendment to increase commitments thereunder by $50 million. At March 31, 2016, there was no outstanding balance under the revolving credit facility and available capacity for borrowings was $250 million. The credit facility expires in November 2017. The Company has the ability to borrow against the credit facility for working capital and general corporate purposes. The credit facility contains certain maintenance covenants, including the requirement for the parent company to maintain unrestricted cash of $100 million.

NOTE 11—INCOME TAXES
Income Tax Expense
Income tax expense was $41 million for the three months ended March 31, 2016, compared to $23 million for the same period in 2015. The effective tax rate was 21% for the three months ended March 31, 2016 compared to 37% for the same period in 2015. The decrease in the effective tax rate for the three months ended March 31, 2016 was primarily due to the release of valuation allowances on certain state deferred tax assets. Effective January 1, 2016, the Company elected to treat its broker-dealers, E*TRADE Securities and E*TRADE Clearing, as single member LLCs for tax purposes. Prior to this election, E*TRADE Securities and E*TRADE Clearing were treated as separate taxable corporations for tax purposes. The election to be treated as single member LLCs and future income projections at the broker-dealers will result in the utilization of certain state deferred tax assets, primarily state NOLs, against which the Company had previously recorded valuation allowances. Accordingly, the Company recognized a tax benefit of $31 million for the three months ended March 31, 2016.
Deferred Taxes and Valuation Allowance
Deferred income taxes are recorded when revenues and expenses are recognized in different periods for financial statement and tax return purposes. As of March 31, 2016 and December 31, 2015, the Company had not established a valuation allowance against its federal deferred tax assets, as it believed that it was more likely than not that all of these assets would be realized. The Company continues to maintain valuation allowances against the portion of its state and foreign country deferred tax assets that it does not believe would be realized. The Company’s deferred tax asset, valuation allowance, and deferred tax liability balances at March 31, 2016 and December 31, 2015 are summarized in the following table (dollars in millions):

	March 31,	December 31,
	2016	2015
Total deferred tax assets	$1,436	$1,548
Valuation allowance	(50)	(82)
Total deferred tax assets, net of valuation allowance	1,386	1,466
Total deferred tax liabilities	(446)	(433)
Net deferred tax assets, net	$940	$1,033
NOTE 12—SHAREHOLDER'S EQUITY
The following tables present after-tax changes in each component of accumulated other comprehensive loss for the three months ended March 31, 2016 and 2015 (dollars in millions):

	Available-for-sale Securities	Cash Flow Hedging Instruments	Foreign Currency Translation	Total
Beginning balance, December 31, 2015	$(101)	$—	$2	$(99)
Other comprehensive income before reclassifications	94	—	—	94
Amounts reclassified from accumulated other comprehensive loss	(9)	—	—	(9)
Net change	85	—	—	85
Ending balance, March 31, 2016	$(16)	$—	$2	$(14)

	Available-for-sale Securities	Cash Flow Hedging Instruments	Foreign Currency Translation	Total
Beginning balance, December 31, 2014	$7	$(261)	$5	$(249)
Other comprehensive income (loss) before reclassifications	39	(11)	—	28
Amounts reclassified from accumulated other comprehensive loss	(6)	16	—	10
Net change	33	5	—	38
Ending balance, March 31, 2015	$40	$(256)	$5	$(211)
The following table presents the income statement line items impacted by reclassifications out of accumulated other comprehensive loss for the three months ended March 31, 2016 and 2015 (dollars in millions):

Accumulated Other Comprehensive Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Loss		Affected Line Items in the Consolidated Statement of Income
	Three Months Ended March 31,
	2016	2015
Available-for-sale securities:
	$15	$10	Gains (losses) on securities and other
	(6)	(4)	Tax expense
	$9	$6	Reclassification into earnings, net
Cash flow hedging instruments:
	$—	$(26)	Interest expense
	—	10	Tax benefit
	$—	$(16)	Reclassification into earnings, net
Conversions of Convertible Debentures
During the three months ended March 31, 2016 and 2015, $4 million and less than $1 million of the Company’s convertible debentures were converted into 0.4 million and less than 0.1 million shares of common stock, respectively.
Share Repurchases
On November 19, 2015, the Company announced that its Board of Directors authorized the repurchase of up to $800 million of shares of the Company's common stock through March 31, 2017. During the three months ended March 31, 2016, the Company repurchased a total of $301 million, or 13.1 million shares, of common stock under this program which brings total repurchases to $351 million since inception. As of March 31, 2016, $449 million remained available for additional repurchases. The Company accounts for share repurchases retired after repurchase by allocating the excess repurchase price over par to additional paid-in-capital.

NOTE 13—EARNINGS PER SHARE
The following table presents a reconciliation of basic and diluted earnings per share (in millions, except share data and per share amounts):

	Three Months Ended March 31,
	2016	2015
Basic:
Net income	$153	$40
Basic weighted-average shares outstanding (in thousands)	285,274	289,741
Basic earnings per share	$0.54	$0.14
Diluted:
Net income	$153	$40
Basic weighted-average shares outstanding (in thousands)	285,274	289,741
Effect of dilutive securities:
Weighted-average convertible debentures (in thousands)	597	3,640
Weighted-average options and restricted stock issued to employees (in thousands)	809	1,341
Diluted weighted-average shares outstanding (in thousands)	286,680	294,722
Diluted earnings per share	$0.53	$0.14
For the three months ended March 31, 2016 and 2015, the Company excluded 0.1 million and 0.2 million shares, respectively, of stock options and restricted stock awards and units from the calculations of diluted earnings per share as the effect would have been anti-dilutive.
NOTE 14—REGULATORY REQUIREMENTS
Broker-Dealer Capital Requirements
The Company’s U.S. broker-dealer subsidiaries are subject to the Uniform Net Capital Rule (the "Rule") under the Securities Exchange Act of 1934 administered by the SEC and FINRA, which requires the maintenance of minimum net capital. The minimum net capital requirements can be met under either the Aggregate Indebtedness method or the Alternative method. Under the Aggregate Indebtedness method, a broker-dealer is required to maintain minimum net capital of the greater of 6 2/3% of its aggregate indebtedness, as defined, or a minimum dollar amount. Under the Alternative method, a broker-dealer is required to maintain net capital equal to the greater of $250,000 or 2% of aggregate debit balances arising from customer transactions. The method used depends on the individual U.S. broker-dealer subsidiary. The Company’s other broker-dealers, including its international broker-dealer subsidiaries, are subject to capital requirements determined by their respective regulators.

At March 31, 2016 and December 31, 2015, all of the Company’s broker-dealer subsidiaries met minimum net capital requirements. The tables below summarize the minimum capital requirements and excess capital for the Company’s broker-dealer subsidiaries at March 31, 2016 and December 31, 2015 (dollars in millions):

	Required Net Capital	Net Capital	Excess Net Capital
March 31, 2016:
E*TRADE Clearing(1)(2)	$139	$911	$772
E*TRADE Securities(1)(3)	—	59	59
Other broker-dealers	—	11	11
Total	$139	$981	$842
December 31, 2015:
E*TRADE Clearing(1)	$161	$1,007	$846
E*TRADE Securities(1)	—	49	49
Other broker-dealers	1	15	14
Total	$162	$1,071	$909

(1)	Elected to use the Alternative method to compute net capital. The net capital requirement was $250,000 for E*TRADE Securities for both periods presented.

(2)	E*TRADE Clearing paid a dividend of $124 million to the parent company during the first quarter of 2016 and $75 million in April 2016.

(3)	E*TRADE Securities paid a dividend of $24 million to the parent company during the first quarter of 2016 and $27 million in April 2016.
Bank Capital Requirements
E*TRADE Financial and E*TRADE Bank are subject to various regulatory capital requirements administered by federal banking agencies. Beginning January 1, 2015, both E*TRADE Financial and E*TRADE Bank calculate regulatory capital under the Basel III framework using the Standardized Approach, subject to transition provisions. Failure to meet minimum capital requirements can trigger certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on E*TRADE Financial’s and E*TRADE Bank’s financial condition and results of operations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, E*TRADE Financial and E*TRADE Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. In addition, E*TRADE Bank may not pay dividends to the parent company without the non-objection, or in certain cases the approval, of its regulators, and any loans by E*TRADE Bank to the parent company and its other non-bank subsidiaries are subject to various quantitative, arm’s length, collateralization and other requirements. E*TRADE Financial’s and E*TRADE Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.
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

	March 31, 2016					December 31, 2015
	Actual		Well Capitalized Minimum Capital		Excess Capital	Actual		Well Capitalized Minimum Capital		Excess Capital
	Amount	Ratio	Amount	Ratio	Amount	Amount	Ratio	Amount	Ratio	Amount
E*TRADE Financial:
Tier 1 leverage	$3,410	7.8%	$2,177	5.0%	$1,233	$3,747	9.0%	$2,093	5.0%	$1,654
Common equity Tier 1 capital	$3,410	34.5%	$642	6.5%	$2,768	$3,747	39.3%	$620	6.5%	$3,127
Tier 1 risk-based capital	$3,410	34.5%	$791	8.0%	$2,619	$3,747	39.3%	$763	8.0%	$2,984
Total risk-based capital	$3,956	40.0%	$988	10.0%	$2,968	$4,186	43.9%	$954	10.0%	$3,232

	March 31, 2016					December 31, 2015
	Actual		Well Capitalized Minimum Capital		Excess Capital	Actual		Well Capitalized Minimum Capital		Excess Capital
	Amount	Ratio	Amount	Ratio	Amount	Amount	Ratio	Amount	Ratio	Amount
E*TRADE Bank(1)
Tier 1 leverage	$2,895	8.6%	$1,691	5.0%	$1,204	$3,075	9.7%	$1,579	5.0%	$1,496
Common equity Tier 1 capital	$2,895	33.3%	$565	6.5%	$2,330	$3,075	36.5%	$548	6.5%	$2,527
Tier 1 risk-based capital	$2,895	33.3%	$696	8.0%	$2,199	$3,075	36.5%	$674	8.0%	$2,401
Total risk-based capital	$3,009	34.6%	$869	10.0%	$2,140	$3,185	37.8%	$842	10.0%	$2,343

(1)	E*TRADE Bank paid $248 million in dividends to the parent company during the first quarter of 2016.
NOTE 15—COMMITMENTS, CONTINGENCIES AND OTHER REGULATORY MATTERS
Legal Matters
The Company reviews its lawsuits, regulatory inquiries and other legal proceedings on an ongoing basis and provides disclosure and records loss contingencies in accordance with the loss contingencies accounting guidance. The Company establishes an accrual for losses at management's best estimate when it assesses that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. The estimated liability is revised based on currently available information.
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
On May 16, 2011, Droplets Inc., the holder of two patents pertaining to user interface servers, filed a complaint in the U.S. District Court for the Eastern District of Texas against E*TRADE Financial Corporation, E*TRADE Securities, E*TRADE Bank and multiple other unaffiliated financial services firms. Plaintiff contends that the defendants engaged in patent infringement under federal law. Plaintiff seeks unspecified damages and an injunction against future infringements, plus royalties, costs, interest and attorneys’ fees. On March 28, 2012, a change of venue was granted and the case was transferred to the United States District Court for the Southern District of New York. The

Company's motion for summary judgment on the grounds of non-infringement was granted by the U.S. District Court in a Decision and Order dated March 9, 2015. All remaining claims are stayed pending resolution of issues on Droplet's remaining patents under review by the Patent Trial and Appeal Board ("PTAB"). On July 6, 2015, the PTAB instituted an inter partes review of plaintiff's 115 patent. A hearing on the inter partes review was conducted on March 14, 2016. The parties await a decision. The Company will continue to defend itself vigorously in this matter, both in the District Court and at the U.S. Patent Office.
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
During 2012, the Company completed a review of order handling practices and pricing for order flow between E*TRADE Securities and G1 Execution Services, LLC. The Company implemented changes to its practices and procedures that were recommended during the review. Banking regulators and federal securities regulators were regularly updated during the course of the review. Subsequently, on July 11, 2013, FINRA notified E*TRADE Securities and G1 Execution Services, LLC that it was conducting an examination of both firms’ order handling practices. On March 19, 2015, the Company received a Wells notice from FINRA's Market Regulation Department relating to the adequacy of E*TRADE Securities' order-routing disclosures and supervisory process for reviewing execution quality during the period covered by the Company's 2012 internal review (July 2011 - June 2012). The Company continues to cooperate fully with FINRA in this examination. Under the agreement governing the sale of G1 Execution Services, LLC to Susquehanna International Group, LLP, the Company remains responsible for any actions taken against G1 Execution Services, LLC arising from the investigation. In the case of the review of both E*TRADE Securities and G1 Execution Services, LLC such actions could include monetary penalties and cease-and-desist orders, and could prompt claims by customers. Any of these actions could materially and adversely affect the Company’s broker-dealer businesses.
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
The Company’s equity method, cost method and other investments are generally limited liability investments in partnerships, companies and other similar entities, including tax credit partnerships and community development entities, which are not required to be consolidated. The Company had $52 million in unfunded commitments with respect to these investments at March 31, 2016.

At March 31, 2016, the Company had approximately $26 million of certificates of deposit scheduled to mature in less than one year and approximately $55 million of unfunded commitments to extend credit.
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
During the 30-year period prior to the redemption of the TRUPs, ETBH guarantees the accrued and unpaid distributions on these securities, as well as the redemption price of the securities and certain costs that may be incurred in liquidating, terminating or dissolving the trusts (all of which would otherwise be payable by the trusts). At March 31, 2016, management estimated that the maximum potential liability under this arrangement, including the current carrying value of the trusts, was equal to approximately $418 million or the total face value of these securities plus accrued interest payable, which may be unpaid at the termination of the trust arrangement.
ITEM 4.    CONTROLS AND PROCEDURES

(a)
Based on an evaluation under the supervision and with the participation of our management, our Chief Executive Officer and our Chief Financial Officer have concluded that the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)
There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2016, identified in connection with management's evaluation required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
ITEM 1.    LEGAL PROCEEDINGS
Information in response to this item can be found under the heading "Legal Matters" in Note 15—Commitments, Contingencies and Other Regulatory Matters to Part I. Item 1. Consolidated Financial Statements (Unaudited) in this Quarterly Report and is incorporated by reference into this item.
ITEM 1A.    RISK FACTORS
There have been no material changes in the Company's risk factors from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Share Repurchases
The table below shows the timing and impact of our share repurchases during the three months ended March 31, 2016 (dollars in millions, except per share amounts):

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of the Publicly Announced Plan(3)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan(3)
January 1, 2016 - January 31, 2016	3,445,099	$24.56	3,227,500	$670.9
February 1, 2016 - February 29, 2016	10,131,294	22.53	9,833,600	449.2
March 1, 2016 - March 31, 2016	10,847	24.99	—	449.2
Total	13,587,240	23.05	13,061,100

(1)	Includes 526,140 shares withheld to satisfy tax withholding obligations associated with restricted shares.

(2)	Excludes commission paid.

(3)
On November 19, 2015, the Company publicly announced that its Board of Directors authorized the repurchase of up to $800 million of shares of the Company's common stock through March 31, 2017. The timing and exact amount of any common stock repurchases will depend on various factors, including market conditions and the Company’s capital position. The Company’s share repurchase program does not include specific price targets, may be executed through open market purchases or privately negotiated transactions, may utilize Rule 10b5-1 plans, and may be suspended or terminated at any time at the Company’s discretion.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit Number	Description
*10.1	Form of Restricted Stock Agreement for Non-Employee Directors under the 2015 Equity Incentive Plan

*10.2	Form of Deferred Restricted Stock Unit Agreement for Non-Employee Directors under the 2015 Equity Incentive Plan

*31.1	Certification—Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification—Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification—Section 906 of the Sarbanes-Oxley Act of 2002

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herein.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: May 4, 2016

E*TRADE Financial Corporation (Registrant)

By	/S/ PAUL T. IDZIK
Paul T. Idzik
Chief Executive Officer
(Principal Executive Officer)

By	/S/ MICHAEL A. PIZZI
Michael A. Pizzi
Chief Financial Officer
(Principal Financial Officer)

By	/S/ BRENT B. SIMONICH
Brent B. Simonich
Corporate Controller
(Principal Accounting Officer)