Form 10-Q
period 2016-06-30
E TRADE FINANCIAL Corp
filed 2016-08-04
CIK 1015780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
_____________________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
or
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
As of August 1, 2016, there were 273,685,226 shares of common stock outstanding.

E*TRADE FINANCIAL CORPORATION
FORM 10-Q QUARTERLY REPORT
For the Quarter Ended June 30, 2016

i

Unless otherwise indicated, references to "the Company," "we," "us," "our" and "E*TRADE" mean E*TRADE Financial Corporation and its subsidiaries, and references to the parent company mean E*TRADE Financial Corporation but not its subsidiaries.
E*TRADE, E*TRADE Financial, E*TRADE Bank and the Converging Arrows logo are registered trademarks of E*TRADE Financial Corporation in the United States and in other countries.

ii

PART I
FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. These statements discuss, among other things, our future plans, objectives, outlook, strategies, expectations and intentions relating to our business and future financial and operating results and the assumptions that underlie these matters and include any statement that is not historical in nature. These statements may be identified by the use of words such as "assume," "expect," "believe," "may," "will," "should," "anticipate," "intend," "plan," "estimate," "continue" and similar expressions. We caution that actual results could differ materially from those discussed in these forward-looking statements. Important factors that could contribute to our actual results differing materially from any forward-looking statements include, but are not limited to, those discussed under Part II. Item 1A. Risk Factors and Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q; and Part I. Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission ("SEC"), which are incorporated herein by reference. By their nature forward-looking statements are not guarantees of future performance or results and are subject to risks, uncertainties and assumptions that are difficult to predict or quantify. Actual future results may vary materially from expectations expressed or implied in this report or any of our prior communications. The forward-looking statements contained in this report reflect our expectations only as of the date of this report. You should not place undue reliance on forward-looking statements, as we do not undertake to update or revise forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statements were made, except as required by law.
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
OVERVIEW
Strategy
Our business strategy is centered on two core objectives: accelerating the growth of our brokerage business to drive organic growth and improve market share, and generating robust earnings growth and healthy returns on capital to deliver long-term value for our stockholders.
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
We utilize our bank structure to effectively monetize brokerage relationships by investing stable, low-cost deposits primarily in agency mortgage-backed securities.

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
Our net revenue is generated primarily from net interest income, commissions and fees and service charges. Net interest income is largely impacted by the size of our balance sheet, our balance sheet mix, and average yields on our assets and liabilities. Net interest income is driven primarily from interest earned on margin receivables and investment securities, less interest paid on interest-bearing liabilities, including deposits, customer payables, other borrowings and corporate debt. Net interest income is also earned on our loan portfolio which we expect to continue to run off in future periods. Commissions revenue is generated by customer trades and is largely impacted by trade volume and commission rates. Fees and service charges revenue is mainly impacted by order flow revenue and fee-generating customer assets. Our net revenue is offset by non-interest expenses, the largest of which are compensation and benefits and advertising and market development.

Management monitors a number of metrics in evaluating the Company’s performance. The most significant of these are shown in the table and discussed in the text below:

	Three Months Ended June 30,		Variance	Six Months Ended June 30,		Variance
	2016	2015	2016 vs. 2015	2016	2015	2016 vs. 2015
Customer Activity Metrics:
Daily average revenue trades ("DARTs")	152,488	149,448	2%	158,653	159,534	(1)%
Average commission per trade	$10.82	$10.96	(1)%	$10.73	$10.95	(2)%
Margin receivables (dollars in billions)	$6.8	$8.1	(16)%	$6.8	$8.1	(16)%
End of period brokerage accounts(1)	3,277,090	3,201,326	2%	3,277,090	3,201,326	2%
Net new brokerage accounts(1)	23,090	18,687	24%	63,549	57,403	11%
Brokerage account attrition rate(1)	8.3%	9.6%	(1.3)%	8.1%	9.2%	(1.1)%
Customer assets (dollars in billions)	$285.9	$302.4	(5)%	$285.9	$302.4	(5)%
Net new brokerage assets (dollars in billions)	$1.6	$0.9	78%	$4.5	$4.4	2%
Brokerage related cash (dollars in billions)	$43.0	$42.0	2%	$43.0	$42.0	2%
Company Metrics:
Operating margin	45%	27%	18%	43%	21%	22%
Adjusted operating margin(2)	38%	28%	10%	36%	30%	6%
Cash and equivalents (dollars in millions)	$2,393	$1,872	28%	$2,393	$1,872	28%
Corporate cash (dollars in millions)(3)	$523	$406	29%	$523	$406	29%
E*TRADE Financial Tier 1 leverage ratio	7.5%	8.5%	(1.0)%	7.5%	8.5%	(1.0)%
E*TRADE Bank Tier 1 leverage ratio(4)	8.2%	9.8%	(1.6)%	8.2%	9.8%	(1.6)%
Special mention loan delinquencies (dollars in millions)	$120	$143	(16)%	$120	$143	(16)%
Allowance for loan losses (dollars in millions)	$293	$402	(27)%	$293	$402	(27)%
Net interest margin	2.64%	2.37%	0.27%	2.72%	2.40%	0.32%
Interest-earning assets (average dollars in billions)	$43.4	$42.5	2%	$42.2	$41.9	1%
Total employees (period end)	3,588	3,260	10%	3,588	3,260	10%

(1)
Net new brokerage accounts and end of period brokerage accounts for the six months ended June 30, 2016 were impacted by the closure of 4,430 accounts related to the shutdown of the Company's Hong Kong and Singapore operations. Excluding the impact of these items, brokerage account attrition rate was 7.9% for the six months ended June 30, 2016. Net new brokerage accounts and end of period brokerage accounts for the three and six months ended June 30, 2015 were impacted by the closure of 3,484 accounts related to the escheatment of unclaimed property and 3,325 accounts related to the shutdown of the Company's global trading platform. Excluding the impact of these items, brokerage account attrition rate was 8.7% and 8.8% for the three and six months ended June 30, 2015, respectively.

(2)	See Earnings Overview for a reconciliation of this non-GAAP measure to the comparable GAAP measure.

(3)	See Liquidity and Capital Resources for a reconciliation of this non-GAAP measure to the comparable GAAP measure.

(4)	E*TRADE Securities and E*TRADE Clearing were moved out from under E*TRADE Bank in February 2015 and July 2015, respectively.
Customer Activity Metrics

•	DARTs are the predominant driver of commissions revenue from our customers.

•	Average commission per trade is an indicator of changes in our customer mix, product mix and/or product pricing.

•	Margin receivables represent credit extended to customers to finance their purchases of securities by borrowing against securities they own and are a key driver of net interest income.

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

Company Metrics

•
Operating margin is the percentage of net revenue that results in income before income taxes. The percentage is calculated by dividing income before income taxes by total net revenue. Adjusted operating margin percentage is a non-GAAP measure calculated by dividing adjusted income before income taxes, excluding the provision (benefit) for loan losses and losses on early extinguishment of debt, by total net revenue. Adjusted operating margin provides a useful measure of our ongoing operating performance and is used by management for this purpose as the provision (benefit) for loan losses and losses on early extinguishment of debt are not viewed as key factors governing our investments in the business. See Earnings Overview for a reconciliation of this non-GAAP measure to the comparable GAAP measure.

•
Corporate cash is a component of cash and equivalents and is the primary source of capital above and beyond the capital deployed in our regulated subsidiaries. See Liquidity and Capital Resources for a reconciliation of this non-GAAP measure to the comparable GAAP measure.

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

•
Allowance for loan losses is an estimate of probable losses inherent in the loan portfolio as of the balance sheet date, as well as the forecasted losses, including economic concessions to borrowers, over the estimated remaining life of loans modified as troubled debt restructurings ("TDRs").

•	Interest-earning assets, in conjunction with our net interest margin, are indicators of our ability to generate net interest income.
Significant Events in the Second Quarter of 2016
OptionsHouse acquisition

•
On July 25, 2016, we announced an agreement to acquire Aperture New Holdings, Inc., the ultimate parent company of OptionsHouse, an online brokerage, for $725 million in cash. We intend to finance the transaction through the issuance of up to $400 million of non-cumulative perpetual preferred stock and corporate cash. The acquisition is expected to close in the fourth quarter of 2016, subject to customary closing conditions and regulatory approvals.

Announced our intention to cross the $50 billion consolidated assets regulatory threshold

•
We expect to cross the $50 billion consolidated assets regulatory threshold during the first half of 2017. We ended the quarter with total consolidated assets near our current target of $49.5 billion and intend to convert a substantial portion of our off-balance sheet customer assets into our sweep deposit program in the third quarter of 2016, thus increasing the amount of off-balance sheet customer assets that we can bring back on to our balance sheet. We continue to monitor and prepare for the incremental regulatory and reporting requirements.

Launched our Adaptive Portfolio offering, which delivers automated investing with access to Financial Consultants

•
We launched the Adaptive Portfolio product in June 2016, which leverages an online tool to match investors with a diversified portfolio based on their investment objective, time horizon, and risk tolerance, with automated rebalancing and access to a managed account support team. Adaptive Portfolio offers investors access to a variety of strategies, including hybrid strategies that pair actively managed mutual funds with the efficiency and broad market exposure of exchange-traded funds.

Repurchased $151 million of shares of our common stock

•
We continued to execute on our stock repurchase plan, under which the Board of Directors has authorized the repurchase of up to $800 million of shares of our common stock through March 31, 2017. During the second quarter of 2016, we repurchased 5.9 million shares of common stock at an average price of $25.64 for a total of $151 million. As of June 30, 2016, we have repurchased 20.6 million shares of common stock at an average price of $24.34 for a total of $502 million since we began repurchasing shares in the fourth quarter of 2015. As a result of the OptionsHouse acquisition, we anticipate resuming share repurchases in the second half of 2017.

$187 million in dividends paid from bank and broker-dealer subsidiaries to the parent company

•	E*TRADE Bank paid dividends of $85 million to the parent company during the second quarter of 2016.

•	E*TRADE Securities paid a dividend of $27 million to the parent company during the second quarter of 2016 and $57 million in July 2016.

•	E*TRADE Clearing paid a dividend of $75 million to the parent company during the second quarter of 2016 and $28 million in July 2016.
REGULATORY DEVELOPMENTS
On April 6, 2016, the U.S. Department of Labor published its final fiduciary regulations under the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code of 1986.  These regulations, which begin to take effect in April 2017, will subject certain persons, such as broker-dealers and other financial services providers that provide investment assistance to individual retirement accounts and other qualified retirement plans and accounts, to fiduciary duties and prohibited transaction restrictions for a wider range of customer interactions.  This may require changes to the services and products we offer for our customers’ tax-qualified retirement accounts and benefit plans and could diminish our profitability and increase our potential liabilities with respect to these accounts and plans.
Each of our banking entities has deposits insured by the Federal Deposit Insurance Corporation ("FDIC") and pays quarterly assessments to the Deposit Insurance Fund ("DIF"), maintained by the FDIC, for this insurance coverage. On March 15, 2016, the FDIC finalized the rule to add a surcharge to the regular DIF assessments of banks with $10 billion or more in assets, which includes E*TRADE Bank. Under the final rule, E*TRADE Bank will be subject to an additional surcharge applied to its assessment base, beginning as early as the third quarter of 2016, subject to the FDIC's assessment of the fund. Surcharges at an annual rate of 4.5 basis points will be assessed until the sooner of (1) the fund attaining 1.35 percent or (2) fourth quarter 2018. The FDIC anticipates eight quarters of "surcharge assessments." There may be a one-time “shortfall assessment” in the first quarter of 2019 to bring the fund immediately to 1.35 percent if needed. The surcharge is not expected to have a material impact on our financial condition, results of operations or cash flows.
For additional information, see Part I. Item 1. Business—Regulation in our Annual Report on Form 10-K for the year ended December 31, 2015.

EARNINGS OVERVIEW
The following table sets forth the significant components of the consolidated statement of income (dollars in millions except per share amounts):

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
			2016 vs. 2015				2016 vs. 2015
	2016	2015	Amount	%	2016	2015	Amount	%
Net interest income	$286	$252	$34	13%	$573	$502	$71	14%
Total non-interest income	188	177	11	6%	373	368	5	1%
Total net revenue	474	429	45	10%	946	870	76	9%
Provision (benefit) for loan losses	(35)	3	(38)	*	(69)	8	(77)	*
Total non-interest expense	295	309	(14)	(5)%	607	682	(75)	(11)%
Income before income tax expense (benefit)	214	117	97	83%	408	180	228	127%
Income tax expense (benefit)	81	(175)	256	*	122	(152)	274	*
Net income	$133	$292	$(159)	(54)%	$286	$332	$(46)	(14)%
Diluted earnings per share	$0.48	$0.99	$(0.51)	(52)%	$1.01	$1.13	$(0.12)	(11)%

*	Percentage not meaningful.
Net income decreased 54% to $133 million, or $0.48 per diluted share, and decreased 14% to $286 million, or $1.01 per diluted share, for the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015. The decrease for the three and six months ended June 30, 2016 was primarily driven by the settlement of an IRS examination in the second quarter of 2015, which resulted in a $220 million income tax benefit, partially offset by higher total net revenue and a benefit for loan losses compared with a provision for the same periods in 2015. The decrease for the six months ended June 30, 2016 was further offset by a $73 million loss on early extinguishment of debt recognized in the first quarter of 2015.
Net Revenue
The components of net revenue and the resulting variances are as follows (dollars in millions):

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
			2016 vs. 2015				2016 vs. 2015
	2016	2015	Amount	%	2016	2015	Amount	%
Net interest income	$286	$252	$34	13%	$573	$502	$71	14%
Commissions	106	103	3	3%	213	217	(4)	(2)%
Fees and service charges	62	55	7	13%	120	107	13	12%
Gains (losses) on securities and other	10	10	—	—%	20	25	(5)	(20)%
Other revenues	10	9	1	11%	20	19	1	5%
Total non-interest income	188	177	11	6%	373	368	5	1%
Total net revenue	$474	$429	$45	10%	$946	$870	$76	9%
Net Interest Income
Net interest income increased 13% to $286 million and 14% to $573 million for the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015. Net interest income is earned primarily through investment securities, margin receivables and our legacy loan portfolio, which will continue to run off in future periods, offset by funding costs. During the third quarter of 2015, we terminated $4.4 billion of legacy wholesale funding obligations, which has significantly reduced our funding costs and improved our ability to generate net interest income.
The following table presents average balance sheet data and interest income and expense data, as well as the related net interest margin, yields and rates prepared on the basis required by the SEC’s Industry Guide 3, "Statistical Disclosure by Bank Holding Companies" (dollars in millions):

	Three Months Ended June 30, (1)
	2016			2015
	Average Balance	Interest Inc./Exp.	Average Yield/ Cost	Average Balance	Interest Inc./Exp.	Average Yield/ Cost
Cash and equivalents	$1,589	$1	0.36%	$1,597	$—	0.18%
Cash required to be segregated under federal or other regulation	1,599	1	0.34%	379	—	0.15%
Available-for-sale securities	13,503	68	2.01%	13,587	66	1.93%
Held-to-maturity securities	15,354	107	2.80%	12,366	86	2.78%
Margin receivables	6,502	61	3.76%	8,118	70	3.44%
Loans (2)	4,512	49	4.32%	5,864	57	3.89%
Broker-related receivables and other	363	1	0.29%	608	1	0.62%
Subtotal interest-earning assets	43,422	288	2.65%	42,519	280	2.64%
Other interest revenue (3)	—	18		—	30
Total interest-earning assets	43,422	306	2.83%	42,519	310	2.92%
Total non-interest-earning assets (4)	4,815			4,630
Total assets	$48,237			$47,149

Deposits	$31,865	$1	0.01%	$26,285	$1	0.01%
Customer payables	6,913	1	0.07%	6,576	1	0.08%
Broker-related payables and other	1,345	—	0.00%	1,828	—	0.00%
Other borrowings (5)	410	4	4.43%	4,948	41	3.34%
Corporate debt	993	14	5.40%	1,025	13	5.25%
Subtotal interest-bearing liabilities	41,526	20	0.19%	40,662	56	0.56%
Other interest expense (6)	—	—		—	2
Total interest-bearing liabilities	41,526	20	0.20%	40,662	58	0.56%
Total non-interest-bearing liabilities (7)	969			893
Total liabilities	42,495			41,555
Total shareholders' equity	5,742			5,594
Total liabilities and shareholders' equity	$48,237			$47,149
Excess of interest earning assets over interest bearing liabilities/net interest income/net interest margin	$1,896	$286	2.64%	$1,857	$252	2.37%

(1)
Beginning in 2016, interest expense related to corporate debt and interest income related to corporate cash are presented within net interest income. Prior periods have been reclassified to conform with current period presentation.

(2)
Nonaccrual loans are included in the average loan balances. Interest payments received on nonaccrual loans are recognized on a cash basis in interest income until it is doubtful that full payment will be collected, at which point payments are applied to principal.

(3)	Represents interest income on securities loaned.

(4)	Non-interest earning assets consist of property and equipment, net, goodwill, other intangibles, net and other assets that do not generate interest income.

(5)	In September 2015, we terminated $4.4 billion of legacy wholesale funding obligations.

(6)	Represents interest expense on securities borrowed.

(7)	Non-interest bearing liabilities consist of other liabilities that do not generate interest expense.

	Six Months Ended June 30, (1)
	2016			2015
	Average Balance	Interest Inc./Exp.	Average Yield/ Cost	Average Balance	Interest Inc./Exp.	Average Yield/ Cost
Cash and equivalents	$1,600	$3	0.38%	$1,635	$1	0.16%
Cash required to be segregated under federal or other regulation	1,366	2	0.33%	344	—	0.12%
Available-for-sale securities	13,072	132	2.02%	12,967	132	2.03%
Held-to-maturity securities	14,515	210	2.90%	12,322	174	2.82%
Margin receivables	6,590	125	3.82%	8,004	138	3.47%
Loans (2)	4,658	100	4.28%	6,033	119	3.95%
Broker-related receivables and other	356	1	0.29%	633	2	0.68%
Subtotal interest-earning assets	42,157	573	2.72%	41,938	566	2.71%
Other interest revenue (3)	—	41		—	60
Total interest-earning assets	42,157	614	2.92%	41,938	626	2.99%
Total non-interest-earning assets (4)	4,868			4,682
Total assets	$47,025			$46,620

Deposits	$30,716	$2	0.01%	$25,671	$3	0.02%
Customer payables	6,682	2	0.07%	6,483	2	0.08%
Broker-related payables and other	1,398	—	0.00%	1,794	—	0.00%
Other borrowings (5)	423	9	4.28%	4,988	82	3.34%
Corporate debt	994	27	5.39%	1,144	33	5.91%
Subtotal interest-bearing liabilities	40,213	40	0.20%	40,080	120	0.61%
Other interest expense (6)	—	1		—	4
Total interest-bearing liabilities	40,213	41	0.21%	40,080	124	0.62%
Total non-interest-bearing liabilities (7)	1,079			1,024
Total liabilities	41,292			41,104
Total shareholders' equity	5,733			5,516
Total liabilities and shareholders' equity	$47,025			$46,620
Excess of interest earning assets over interest bearing liabilities/net interest income/net interest margin	$1,944	$573	2.72%	$1,858	$502	2.40%

(1)
Beginning in 2016, interest expense related to corporate debt and interest income related to corporate cash are presented within net interest income. Prior periods have been reclassified to conform with current period presentation.

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
Average interest-earning assets increased 2% to $43.4 billion and 1% to $42.2 billion for the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015. The fluctuation in interest-earning assets is generally driven by changes in interest-bearing liabilities, specifically deposits and customer payables. Average interest-bearing liabilities increased 2% to $41.5 billion and less than 1% to $40.2 billion for the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015. The increases were primarily due to increased deposits as a result of transferring customer assets held by third parties to our balance sheet using our sweep deposit platform. The increases were partially offset by the termination of our legacy wholesale funding obligations during the third quarter of 2015 and the reduction of broker-related payables and other and corporate debt balances. For additional information on our balance sheet growth and customer assets held by third parties, see Balance Sheet Overview—Deposits section.
Beginning in 2016, we transitioned to utilizing net interest margin as the key metric for measuring our performance in leveraging our bank structure to effectively monetize brokerage relationships. Net interest margin increased 27 basis points to 2.64% and 32 basis points to 2.72% for the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015. Net interest margin is driven by the mix of asset and liability average balances and the interest rates earned or paid on those balances. The increases were primarily due to lower borrowing costs resulting from the termination of $4.4 billion of legacy wholesale funding obligations during the third quarter of 2015 and the reduction of corporate debt cost. In addition, for the three and six months ended June 30, 2016, revenue from investments in securities increased primarily as a result of slower prepayment speeds and increased balances compared to the prior period. These increases were partially offset by the lower reinvestment rates earned on investing funds from the continued run-off of our legacy loan portfolio. Margin balances also decreased 20% and 18%, respectively, for the three and six months ended June 30, 2016 compared to the same periods in 2015; however, the impact of the margin receivables decrease was partially offset by increased rates earned on margin due to the increase in market interest rates and changes in customer mix.
Commissions
Commissions revenue increased 3% to $106 million and decreased 2% to $213 million for the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015. The main factors that affect commissions revenue are DARTs, average commission per trade and the number of trading days.
DART volume increased 2% to 152,488 and decreased 1% to 158,653 for the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015. Option-related DARTs, which generate higher revenue per trade compared with other trade types, represented 23% of trading volume for both the three and six months ended June 30, 2016 and 2015.
Average commission per trade decreased 1% to $10.82 and 2% to $10.73 for the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015. Average commission per trade is impacted by customer mix and the different commission rates on various trade types (e.g. equities, options, fixed income, stock plan, exchange-traded funds, and mutual funds).
Fees and Service Charges
Fees and service charges increased 13% to $62 million and 12% to $120 million for the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015. The components of fees and service charges and the resulting variances are as follows (dollars in millions):

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
			2016 vs. 2015				2016 vs. 2015
	2016	2015	Amount	%	2016	2015	Amount	%
Order flow revenue	$22	$21	$1	5%	$44	$44	$—	—%
Mutual fund service fees	9	6	3	50%	18	12	6	50%
Advisor management fees	6	7	(1)	(14)%	13	14	(1)	(7)%
Foreign exchange revenue	5	5	—	—%	9	9	—	—%
Reorganization fees	4	3	1	33%	7	5	2	40%
Money market funds and sweep deposits revenue(1)	10	6	4	67%	18	11	7	64%
Other fees and service charges	6	7	(1)	(14)%	11	12	(1)	(8)%
Total fees and service charges	$62	$55	$7	13%	$120	$107	$13	12%

(1)
Includes revenue earned on average customer assets held by third parties, including money market funds and sweep deposit accounts at unaffiliated financial institutions. Fees earned on these customer assets are based on the federal funds rate or LIBOR plus a negotiated spread or other contractual arrangements with the third party institutions.

The increase in fees and services charges for the three and six months ended June 30, 2016, compared to the same periods in 2015, was primarily driven by increased rates earned on mutual fund services and the impact of increased market interest rates on customer assets held by third parties, including money market funds and sweep deposits. Fees and service charges may decline in future periods as we continue to transfer customer assets held by third parties onto our balance sheet.

Gains (Losses) on Securities and Other
The components of gains (losses) on securities and other and the resulting variances are as follows (dollars in millions):

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
			2016 vs. 2015				2016 vs. 2015
	2016	2015	Amount	%	2016	2015	Amount	%
Gains on available-for-sale securities, net	$14	$8	$6	75%	$29	$18	$11	61%
Hedge ineffectiveness	(2)	3	(5)	(167)%	(4)	2	(6)	(300)%
Equity method investment income (loss) and other	(2)	(1)	(1)	100%	(5)	5	(10)	(200)%
Gains (losses) on securities and other	$10	$10	$—	—%	$20	$25	$(5)	(20)%
Gains (losses) on securities and other remained consistent at $10 million and decreased 20% to $20 million for the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015. During the three and six months ended June 30, 2016 increased gains on the sale of available-for-sale agency securities, net, were offset by losses on both hedge ineffectiveness and equity method investments.
Provision (Benefit) for Loan Losses
We recognized a benefit for loan losses of $35 million and $69 million for the three and six months ended June 30, 2016, respectively, compared to a provision of $3 million and $8 million for the same periods in 2015. The current period benefit reflected recoveries in excess of prior expectations, including recoveries of previous charge-offs that were not included in our loss estimates, as well as better than expected performance of high-risk home equity lines of credit ("HELOCs") for which the period of our forecasted loan losses captured within the general allowance includes the total probable loss over the remaining life of these loans. The timing and magnitude of the provision (benefit) for loan losses is affected by many factors that could result in variability, particularly as mortgage loans reach the end of their interest-only period. For additional information on management's estimate of the allowance for loan losses, see Concentrations of Credit Risk.
Non-Interest Expense
The components of non-interest expense and the resulting variances are as follows (dollars in millions):

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
			2016 vs. 2015				2016 vs. 2015
	2016	2015	Amount	%	2016	2015	Amount	%
Compensation and benefits	$125	$118	$7	6%	$251	$231	$20	9%
Advertising and market development	30	32	(2)	(6)%	73	66	7	11%
Clearing and servicing	25	25	—	—%	49	49	—	—%
FDIC insurance premiums	6	11	(5)	(45)%	12	29	(17)	(59)%
Professional services	22	26	(4)	(15)%	44	53	(9)	(17)%
Occupancy and equipment	24	22	2	9%	47	43	4	9%
Communications	20	19	1	5%	43	38	5	13%
Depreciation and amortization	20	20	—	—%	40	40	—	—%
Amortization of other intangibles	5	5	—	—%	10	10	—	—%
Restructuring and other exit activities	1	2	(1)	(50)%	3	6	(3)	(50)%
Losses on early extinguishment of debt	—	—	—	—%	—	73	(73)	(100)%
Other non-interest expenses	17	29	(12)	(41)%	35	44	(9)	(20)%
Total non-interest expense	$295	$309	$(14)	(5)%	$607	$682	$(75)	(11)%

Compensation and Benefits
Compensation and benefits increased 6% to $125 million and 9% to $251 million for the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015. The increases were primarily due to increased salary expenses driven by a 10% increase in headcount for both the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015. The increase was primarily driven by the hiring of financial consultants and customer service professionals, which aligns with our key business objective of accelerating growth of the brokerage business. Compensation and benefits for the three and six months ended June 30, 2015 includes executive severance of $6 million, which partially offset the current period increase.
Advertising and Market Development
Advertising and market development decreased 6% to $30 million and increased 11% to $73 million for the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015. The increase for the six months ended June 30, 2016 was driven by increased investment to drive customer acquisition and deepen engagement, partially offset by decreased spending on brand promotion during the three months ended June 30, 2016 in response to the current operating environment.
FDIC Insurance Premiums
FDIC insurance premiums decreased 45% to $6 million and 59% to $12 million for the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015. The decreases were driven by reduced rate assessments due to continued improvement in the quality of our balance sheet, improving capital ratios and overall risk profile, compared to the same periods in 2015.
Professional Services
Professional services expense decreased 15% to $22 million and 17% to $44 million for the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015. The decreases were primarily driven by lower project-based consulting expenses, compared to the same periods in 2015.
Communications
Communications expense increased 5% to $20 million and 13% to $43 million for the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015. The increases were primarily driven by higher quote service fees, compared to the same periods in 2015.
Losses on Early Extinguishment of Debt
There were no losses on early extinguishment of debt for the three and six months ended June 30, 2016 and for the three months ended June 30, 2015, compared to $73 million for the six months ended June 30, 2015. During the six months ended June 30, 2015, we issued $460 million of 4 5/8% Senior Notes and used the net proceeds together with $432 million of corporate cash to redeem $800 million of 6 3/8% Senior Notes, which resulted in a $73 million loss on early extinguishment of debt.
Other Non-Interest Expenses
Other non-interest expenses decreased 41% to $17 million and 20% to $35 million for the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015. The decreases were primarily driven by a $9 million expense related to third party contract amendment executed during the three months ended June 30, 2015.
Operating Margin
Operating margin was 45% and 43% for the three and six months ended June 30, 2016, respectively, compared to 27% and 21% for the same periods in 2015. Adjusted operating margin, a non-GAAP measure, was 38% and 36% for the three and six months ended June 30, 2016, respectively, compared to 28% and 30% for the same periods in 2015.

The following table provides a reconciliation of adjusted income before income tax expense and adjusted operating margin, non-GAAP measures, to comparable GAAP measures (dollars in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
	Amount	Operating Margin %	Amount	Operating Margin %	Amount	Operating Margin %	Amount	Operating Margin %
Income before income tax expense (benefit) / operating margin	$214	45%	$117	27%	$408	43%	$180	21%
Add back impact of pre-tax items:
Provision (benefit) for loan losses	(35)		3		(69)		8
Losses on early extinguishment of debt	—		—		—		73
Subtotal	(35)		3		(69)		81
Adjusted income before income tax expense (benefit) / adjusted operating margin	$179	38%	$120	28%	$339	36%	$261	30%
Income Tax Expense (Benefit)
Income tax expense was $81 million and $122 million for the three and six months ended June 30, 2016, respectively, compared to an income tax benefit of $175 million and $152 million for the same periods in 2015. The effective tax rates were 38% and 30% for the three and six months ended June 30, 2016, respectively, compared to (149)% and (84)% for the same periods in 2015.
The effective tax rate of 30% for the six months ended June 30, 2016 was primarily driven by a $31 million tax benefit recognized in the three months ended March 31, 2016 related to the release of valuation allowances against certain state deferred tax assets. Effective January 1, 2016, we elected to treat E*TRADE Securities and E*TRADE Clearing as single member LLCs for tax purposes. Prior to our election, the broker-dealers were treated as separate taxable corporations. The election to be treated as single member LLCs, in addition to the future income projections at the broker-dealers, will result in the utilization of certain state deferred tax assets, primarily state NOLs, against which we had previously recorded valuation allowances.
The effective tax rates of (149)% and (84)% for the three and six months ended June 30, 2015, respectively, were driven by the settlement of an IRS examination, resulting in a $220 million income tax benefit in the second quarter of 2015. For additional information, see Note 11—Income Taxes.

BALANCE SHEET OVERVIEW
The following table sets forth the significant components of the consolidated balance sheet (dollars in millions):

			Variance
	June 30,	December 31,	2016 vs. 2015
	2016	2015	Amount	%
Assets:
Cash and equivalents	$2,393	$2,233	$160	7%
Segregated cash	1,821	1,057	764	72%
Securities(1)	29,611	25,602	4,009	16%
Margin receivables	6,824	7,398	(574)	(8)%
Loans receivable, net	4,089	4,613	(524)	(11)%
Receivables from brokers, dealers and clearing organizations(2)	692	520	172	33%
Deferred tax assets, net	830	1,033	(203)	(20)%
Other(3)	2,942	2,971	(29)	(1)%
Total assets	$49,202	$45,427	$3,775	8%
Liabilities and shareholders’ equity:
Deposits	$32,964	$29,445	$3,519	12%
Customer payables	6,712	6,544	168	3%
Payables to brokers, dealers and clearing organizations(4)	1,744	1,576	168	11%
Other borrowings	409	491	(82)	(17)%
Corporate debt	993	997	(4)	—%
Other liabilities	595	575	20	3%
Total liabilities	43,417	39,628	3,789	10%
Shareholders’ equity	5,785	5,799	(14)	—%
Total liabilities and shareholders’ equity	$49,202	$45,427	$3,775	8%

(1)	Includes balance sheet line items available-for-sale and held-to-maturity securities.

(2)	Includes deposits paid for securities borrowed of $205 million and $120 million as of June 30, 2016 and December 31, 2015, respectively.

(3)	Includes balance sheet line items property and equipment, net, goodwill, other intangibles, net and other assets.

(4)	Includes deposits received for securities loaned of $1.7 billion and $1.5 billion as of June 30, 2016 and December 31, 2015, respectively.
Segregated Cash
Segregated cash increased 72% to $1.8 billion during the six months ended June 30, 2016. The level of cash required to be segregated under federal or other regulations, or segregated cash, is driven largely by customer payables and securities lending balances we hold as liabilities in excess of the amount of margin receivables and securities borrowed balances we hold as assets. The excess represents customer cash that we are required by our regulators to segregate for the exclusive benefit of our brokerage customers.

Securities
Available-for-sale and held-to-maturity securities are summarized as follows (dollars in millions):

			Variance
	June 30,	December 31,	2016 vs. 2015
	2016	2015	Amount	%
Available-for-sale securities:
Debt securities:
Agency mortgage-backed securities and CMOs	$12,586	$11,763	$823	7%
Other debt securities	1,276	794	482	61%
Total debt securities	13,862	12,557	1,305	10%
Publicly traded equity securities(1)	33	32	1	3%
Total available-for-sale securities	$13,895	$12,589	$1,306	10%
Held-to-maturity securities:
Agency mortgage-backed securities and CMOs	$12,704	$10,353	$2,351	23%
Other debt securities	3,012	2,660	352	13%
Total held-to-maturity securities	$15,716	$13,013	$2,703	21%
Total investments in securities	$29,611	$25,602	$4,009	16%

(1)	Consists of investments in a mutual fund related to the Community Reinvestment Act.
Securities represented 60% and 56% of total assets at June 30, 2016 and December 31, 2015, respectively. We classify debt securities as available-for-sale or held-to-maturity based on our investment strategy and management’s assessment of our intent and ability to hold the debt securities until maturity.
The increase in total investments in securities during the six months ended June 30, 2016 was primarily due to net purchases of investment securities as a result of increased sweep deposits and the reinvestment of funds as our loan portfolios pay down. During the three months ended June 30, 2016, securities with a fair value of approximately $492 million were transferred from available-for-sale to held-to-maturity pursuant to an evaluation of our investment strategy and an assessment by management about our intent and ability to hold those particular securities until maturity. See Note 12—Shareholders' Equity for additional information.
Margin Receivables
Margin receivables decreased 8% to $6.8 billion during the six months ended June 30, 2016. The decrease in margin receivables was primarily driven by downward market pressures and overall customer market sentiment during the six months ended June 30, 2016, lowering demand for additional margin lending. These impacts were partially offset by a temporary increase associated with market volatility surrounding the United Kingdom's referendum to withdraw from the European Union on June 23, 2016. Average margin receivables were $6.6 billion for the six months ended June 30, 2016.
Loans Receivable, Net
Loans receivable, net are summarized as follows (dollars in millions):

			Variance
	June 30,	December 31,	2016 vs. 2015
	2016	2015	Amount	%
One- to four-family	$2,244	$2,488	$(244)	(10)%
Home equity	1,827	2,114	(287)	(14)%
Consumer and other	292	341	(49)	(14)%
Total loans receivable	4,363	4,943	(580)	(12)%
Unamortized premiums, net	19	23	(4)	(17)%
Allowance for loan losses	(293)	(353)	60	(17)%
Total loans receivable, net	$4,089	$4,613	$(524)	(11)%

Loans receivable, net decreased 11% to $4.1 billion during the six months ended June 30, 2016. We are continuing our strategy of reducing balance sheet risk through loan portfolio run-off, which we plan to do for the foreseeable future. Loan portfolio run-off is impacted by a variety of factors. As our portfolio ages and we gather substantive performance history on loan conversions from interest-only to amortizing, we will continue to assess the economic environment and the value of our portfolio in the marketplace. While it is our intention to continue to hold these loans, if the markets improve our strategy could change. For additional information on management's estimate of the allowance for loan losses, see Concentrations of Credit Risk.
Deposits
Deposits are summarized as follows (dollars in millions):

			Variance
	June 30,	December 31,	2016 vs. 2015
	2016	2015	Amount	%
Sweep deposits	$27,772	$24,018	$3,754	16%
Complete savings deposits	3,185	3,357	(172)	(5)%
Checking deposits	1,208	1,239	(31)	(3)%
Other money market and savings deposits	764	792	(28)	(4)%
Time deposits	35	39	(4)	(10)%
Total deposits	$32,964	$29,445	$3,519	12%
Deposits represented 76% and 74% of total liabilities at June 30, 2016 and December 31, 2015, respectively. At June 30, 2016, approximately 90% of our customer deposits were covered by FDIC insurance.
The majority of the deposits balance, specifically sweep deposits, is included in brokerage related cash, which is reported as a customer activity metric. Total brokerage related cash is summarized as follows (dollars in millions):

			Variance
	June 30,	December 31,	2016 vs. 2015
	2016	2015	Amount	%
Sweep deposits(1)(2)	$27,772	$24,018	$3,754	16%
Customer payables	6,712	6,544	168	3%
Subtotal	34,484	30,562	3,922	13%
Customer assets held by third parties(3)	8,515	11,173	(2,658)	(24)%
Total brokerage related cash	$42,999	$41,735	$1,264	3%

(1)	Sweep deposits are held at bank subsidiaries and are included in the deposits line item on our consolidated balance sheet.

(2)	A sweep product transfers brokerage customer balances to bank subsidiaries, which hold these funds as customer deposits in FDIC insured demand deposit and money market deposit accounts.

(3)	Customer assets held by third parties are not reflected on our consolidated balance sheet and are not immediately available for liquidity purposes.
We offer an extended insurance sweep deposit account ("ESDA") program to our brokerage customers. The ESDA program utilizes our bank subsidiaries, in combination with additional third party program banks, to allow certain customers the ability to have aggregate deposits they hold in the ESDA program insured up to $1,250,000 for each category of legal ownership. As of June 30, 2016, the vast majority of sweep deposits were in the ESDA program.
Customer assets held by third parties are maintained at third party financial institutions. The components of customer assets held by third parties are summarized as follows (dollars in millions):

			Variance
	June 30,	December 31,	2016 vs. 2015
	2016	2015	Amount	%
Sweep deposits at unaffiliated financial institutions	$4,601	$5,818	$(1,217)	(21)%
Money market fund	299	1,756	(1,457)	(83)%
Municipal funds and other	3,615	3,599	16	—%
Customer assets held by third parties	$8,515	$11,173	$(2,658)	(24)%

During the six months ended June 30, 2016, we transferred a net total of $2.8 billion of customer assets held at third party institutions back onto our balance sheet. This amount included $1.6 billion of customer assets converted from the money market fund product held by third parties to our ESDA program during the first quarter of 2016, allowing us to more efficiently manage our balance sheet size through our sweep deposits platform. We intend to convert approximately $4 billion of additional customer assets held by third parties to our ESDA program in the third quarter of 2016. This conversion will increase the total amount of off-balance sheet customer assets that we can bring back on to our balance sheet to approximately $6 billion. We expect to cross the $50 billion consolidated assets regulatory threshold during the first half of 2017.
Other Borrowings
Other borrowings, which includes securities sold under agreements to repurchase and trust preferred securities ("TRUPs"), are summarized as follows (dollars in millions):

			Variance
	June 30,	December 31,	2016 vs. 2015
	2016	2015	Amount	%
Trust preferred securities	$409	$409	$—	—%
Repurchase agreements	—	82	(82)	(100)%
Total other borrowings	$409	$491	$(82)	(17)%
Other borrowings represented 1% of total liabilities at both June 30, 2016 and December 31, 2015.
Corporate Debt
Corporate debt is summarized as follows (dollars in millions):

	Face Value	Discount	Net
June 30, 2016
Interest-bearing notes:
5 3/8% Notes, due 2022	$540	$(5)	$535
4 5/8% Notes, due 2023	460	(5)	455
Total interest-bearing notes	1,000	(10)	990
Non-interest-bearing debt:
0% Convertible debentures, due 2019	3	—	3
Total corporate debt	$1,003	$(10)	$993

	Face Value	Discount	Net
December 31, 2015
Interest-bearing notes:
5 3/8% Notes, due 2022	$540	$(6)	$534
4 5/8% Notes, due 2023	460	(5)	455
Total interest-bearing notes	1,000	(11)	989
Non-interest-bearing debt:
0% Convertible debentures, due 2019	8	—	8
Total corporate debt	$1,008	$(11)	$997
During the six months ended June 30, 2016, $5 million of convertible debentures were converted into 0.5 million shares of common stock.

Shareholders’ Equity
The activity in shareholders’ equity during the six months ended June 30, 2016 is summarized as follows (dollars in millions):

	Common Stock / Additional Paid-In Capital	Accumulated Deficit / Other Comprehensive Income (Loss)	Total
Beginning balance, December 31, 2015	$7,359	$(1,560)	$5,799
Net income	—	286	286
Net change from available-for-sale securities	—	145	145
Repurchases of common stock	(452)	—	(452)
Other(1)	7	—	7
Ending balance, June 30, 2016	$6,914	$(1,129)	$5,785

(1)	Other includes employee share-based compensation and conversions of convertible debentures.
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
Management believes the following are the key sources of liquidity that impact our ability to meet our liquidity needs: corporate cash, bank cash, deposits, customer payables, securities lending, Federal Home Loan Bank ("FHLB") borrowing capacity, E*TRADE Clearing's liquidity lines and the revolving credit facility at the parent company. Loans by E*TRADE Bank to the parent company and its other non-bank subsidiaries are subject to various quantitative, arm’s length, collateralization and other requirements.
Corporate Cash
Corporate cash, a non-GAAP measure and a component of consolidated cash and equivalents, is the primary source of liquidity at the parent company. We define corporate cash as cash held at the parent company and certain subsidiaries, not including bank and broker-dealer subsidiaries, that can be distributed to the parent company without any regulatory approval or notification. E*TRADE Bank and its subsidiaries require regulatory approval prior to the payment of dividends to the parent company. E*TRADE Securities and E*TRADE Clearing can pay dividends to the parent company with proper regulatory notifications.
We believe corporate cash is a useful measure of the parent company’s liquidity as it is the primary source of capital above and beyond the capital deployed in our regulated subsidiaries. Corporate cash can fluctuate in any given quarter and is impacted primarily by the following:

•	approval and timing of subsidiary dividends;

•	share repurchases;

•	debt service costs;

•	tax settlements and the reimbursement from the parent company's subsidiaries for the use of its deferred tax assets;

•	other overhead cost sharing arrangements; and

•	acquisitions and investments.
The following table provides a reconciliation of consolidated cash and equivalents to corporate cash (dollars in millions):

	June 30,	December 31,	June 30,
	2016	2015	2015
Consolidated cash and equivalents	$2,393	$2,233	$1,872
Less: Bank cash(1)	(1,306)	(1,264)	(1,330)
Less: U.S. broker-dealers' cash(1)	(537)	(497)	(111)
Less: Other cash	(27)	(25)	(25)
Corporate cash	$523	$447	$406

(1)
U.S. broker-dealers' cash includes E*TRADE Securities as of June 30, 2015 and E*TRADE Securities and E*TRADE Clearing as of June 30, 2016 and December 31, 2015. E*TRADE Securities and E*TRADE Clearing moved out from under E*TRADE Bank effective February 1, 2015 and July 1, 2015, respectively. Bank cash included $285 million of cash held by E*TRADE Clearing at June 30, 2015.

Corporate cash increased $76 million to $523 million during the six months ended June 30, 2016. Corporate cash included dividends of $333 million from E*TRADE Bank, $199 million from E*TRADE Clearing and $51 million from E*TRADE Securities to the parent company during the six months ended June 30, 2016. We used corporate cash to repurchase a total of $452 million, or 19.0 million shares, of common stock during the six months ended June 30, 2016.
During 2015, we reduced our total corporate debt to $1.0 billion and, in conjunction with a refinancing, decreased our annual debt service costs to $50 million. We maintain corporate cash at a minimum of two times our scheduled annual corporate debt service payments and scheduled maturities over the next 12 months. As we do not have any scheduled maturities of corporate debt in the coming year, our current minimum is approximately $100 million. Our nearest maturity of interest-bearing corporate debt is November 2022.
On July 25, 2016, we announced an agreement to acquire OptionsHouse for $725 million in cash. We intend to finance the transaction through the issuance of up to $400 million of non-cumulative perpetual preferred stock and corporate cash. As a result of this transaction, we anticipate resuming share repurchases in the second half of 2017.
Revolving Credit Facility
At June 30, 2016, we have a senior secured revolving credit facility at the parent company with an available line of credit of $250 million. The revolving credit facility enhances our ability to meet liquidity needs at the parent company, as we have the ability to borrow against this facility for working capital and general corporate purposes. Our revolving credit facility contains certain covenants, including the requirement for the parent company to maintain unrestricted cash of at least $100 million. At June 30, 2016, there was no outstanding balance under this revolving credit facility.
E*TRADE Bank Liquidity
E*TRADE Bank relies on bank cash and deposits for liquidity needs. Management believes that within deposits, sweep deposits are of particular importance as they are a stable source of liquidity for E*TRADE Bank. We have the ability to generate liquidity in the form of additional deposits by raising the yield on our customer deposit products and by bringing additional deposits onto our balance sheet. We also utilize our sweep deposit platform to efficiently manage our balance sheet size. Sweep deposits on our balance sheet as of June 30, 2016 increased $3.8 billion compared to December 31, 2015.
Historically, E*TRADE Bank has relied on wholesale funding sources for liquidity purposes. In September 2015, we terminated $4.4 billion of legacy wholesale funding obligations at E*TRADE Bank. We may utilize wholesale funding sources for short-term liquidity and contingency funding requirements. Our ability to borrow these funds is dependent upon the continued availability of funding in the wholesale borrowings market. In addition, we can borrow from the Federal Reserve Bank’s discount window to meet short-term liquidity requirements, although it is not viewed as a primary source of funding. At June 30, 2016, E*TRADE Bank had approximately $2.9 billion and $0.8 billion in additional collateralized borrowing capacity with the FHLB and the Federal Reserve Bank, respectively.

E*TRADE Clearing Liquidity
E*TRADE Clearing relies on customer payables, securities lending, and internal and external lines of credit to provide liquidity and to finance margin lending. At June 30, 2016, E*TRADE Clearing's external liquidity lines totaled approximately $1.1 billion and included the following:

•
a 364-day, $400 million senior unsecured committed revolving credit facility with a syndicate of banks that matures in June 2017. This revolving credit facility replaced the $345 million senior unsecured committed revolving credit facility which expired in accordance with its terms;

•	secured committed lines of credit with two unaffiliated banks, aggregating to $175 million renewed in June 2016 with a maturity date of June 2017;

•
unsecured uncommitted lines of credit with two unaffiliated banks, aggregating to $100 million, of which $75 million is scheduled to mature in August 2016 and the remaining line has no maturity date; and

•	secured uncommitted lines of credit with several unaffiliated banks, aggregating to $375 million with no maturity date.
The revolving credit facility contains certain covenants including maintenance covenants related to E*TRADE Clearing's minimum consolidated tangible net worth and regulatory net capital ratio. There were no outstanding balances for any of these lines at June 30, 2016. E*TRADE Clearing also maintains lines of credit with the parent company and E*TRADE Bank.
Capital Resources
Creating capital efficiency is a priority for us. The $583 million of dividends paid to the parent company during the six months ended June 30, 2016 included the following:

•	$333 million from E*TRADE Bank, both from earnings and excess capital as a result of regulatory approval to operate E*TRADE Bank at an 8.0% Tier 1 leverage ratio; and

•	$250 million from our broker-dealers, both from earnings and other sources of excess capital.
The timing and amount of dividends from E*TRADE Bank will vary as we utilize capital for balance sheet growth and is subject to regulatory approvals. As it relates to our broker-dealer subsidiaries, we are currently in the process of merging E*TRADE Securities, the introducing broker, with E*TRADE Clearing. We plan to continue quarterly distributions of excess capital to the parent based on the historical practice of distributing earnings generated from the activities of the introducing firm.
Bank Capital Requirements
The Dodd-Frank Act requires all companies, including savings and loan holding companies, that directly or indirectly control an insured depository institution to serve as a source of strength for the institution. The Company and E*TRADE Bank are subject to banking regulatory capital requirements. Some of these requirements are still subject to phase-in periods, including certain regulatory deductions and adjustments that will be fully implemented at 100% in 2018. For additional information on bank regulatory requirements and phase-in periods, see Part I. Item 1. Business—Regulation in our Annual Report on Form 10-K for the year ended December 31, 2015. At June 30, 2016, our regulatory capital ratios for E*TRADE Financial were well above the minimum ratios required to be "well capitalized." E*TRADE Financial's capital ratios are calculated as follows (dollars in millions):

	June 30,	December 31,	June 30,
	2016	2015	2015
E*TRADE Financial shareholders’ equity	$5,785	$5,799	$5,714
Add:
(Gains) losses in other comprehensive income on available-for-sale debt securities and cash flow hedges, net of tax	(43)	101	259
Deduct:
Goodwill and other intangible assets, net of deferred tax liabilities	(1,422)	(1,419)	(1,441)
Disallowed deferred tax assets	(857)	(838)	(827)
Other(1)	—	104	108
E*TRADE Financial Common Equity Tier 1 capital / Tier 1 capital	3,463	3,747	3,813
Add:
Allowable allowance for loan losses	129	129	136
Non-qualifying capital instruments subject to phase-out (trust preferred securities)(1)	414	310	325
E*TRADE Financial total capital	$4,006	$4,186	$4,274

E*TRADE Financial average assets for leverage capital purposes	$48,255	$44,016	$47,133
Deduct:
Goodwill and other intangible assets, net of deferred tax liabilities	(1,422)	(1,419)	(1,441)
Disallowed deferred tax assets	(857)	(839)	(827)
Other(1)	—	104	108
E*TRADE Financial adjusted average assets for leverage capital purposes	$45,976	$41,862	$44,973

E*TRADE Financial total risk-weighted assets(2)	$9,731	$9,536	$10,103

E*TRADE Financial Tier 1 leverage ratio (Tier 1 capital / Adjusted average assets for leverage capital purposes)(3)	7.5%	9.0%	8.5%
E*TRADE Financial Common Equity Tier 1 capital / Total risk-weighted assets	35.6%	39.3%	37.7%
E*TRADE Financial Tier 1 capital / Total risk-weighted assets	35.6%	39.3%	37.7%
E*TRADE Financial total capital / Total risk-weighted assets	41.2%	43.9%	42.3%

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

(3)
We intend to finance the purchase of OptionsHouse with up to $400 million of non-cumulative perpetual preferred stock and corporate cash. Based on this financing structure, we do not expect the acquisition to impact our ability to maintain a 7.0% Tier 1 leverage ratio.

At June 30, 2016, our regulatory capital ratios for E*TRADE Bank were well above the minimum ratios required to be "well capitalized." E*TRADE Bank's capital ratios are calculated as follows (dollars in millions):

	June 30,	December 31,	June 30,
	2016	2015(1)	2015(1)
E*TRADE Bank shareholders’ equity (1)	$3,207	$3,181	$4,146
Add:
(Gains) losses in other comprehensive income on available-for-sale debt securities and cash flow hedges, net of tax	(43)	101	258
Deduct:
Goodwill and other intangible assets, net of deferred tax liabilities	(38)	(38)	(38)
Disallowed deferred tax assets	(186)	(169)	(82)
E*TRADE Bank Common Equity Tier 1 capital / Tier 1 capital	2,940	3,075	4,284
Add:
Allowable allowance for loan losses	112	110	123
E*TRADE Bank total capital	$3,052	$3,185	$4,407

E*TRADE Bank average assets for leverage capital purposes(1)	$36,292	$31,785	$44,021
Deduct:
Goodwill and other intangible assets, net of deferred tax liabilities	(38)	(38)	(38)
Disallowed deferred tax assets	(186)	(169)	(82)
Other	—	—	—
E*TRADE Bank adjusted average assets for leverage capital purposes	$36,068	$31,578	$43,901

E*TRADE Bank total risk-weighted assets(1)(2)	$8,594	$8,424	$9,444

E*TRADE Bank Tier 1 leverage ratio (Tier 1 capital / Adjusted average assets for leverage capital purposes)	8.2%	9.7%	9.8%
E*TRADE Bank Common Equity Tier 1 capital / Total risk-weighted assets	34.2%	36.5%	45.4%
E*TRADE Bank Tier 1 capital / Total risk-weighted assets	34.2%	36.5%	45.4%
E*TRADE Bank total capital / Total risk-weighted assets	35.5%	37.8%	46.7%

(1)
Amounts presented for E*TRADE Bank in 2015 exclude E*TRADE Securities as of February 1, 2015 and E*TRADE Clearing as of July 1, 2015, the dates the subsidiaries were moved out from under E*TRADE Bank, respectively.

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

Broker-Dealer Capital Requirements
Our broker-dealer subsidiaries are subject to capital requirements determined by their respective regulators. At June 30, 2016, all of our brokerage subsidiaries met their minimum net capital requirements, ending the period with excess net capital of $820 million.
Off-Balance Sheet Arrangements
We enter into various off-balance sheet arrangements in the ordinary course of business, primarily to meet the needs of our customers and to reduce our own exposure to interest rate risk. These arrangements include firm commitments to extend credit. Additionally, we enter into guarantees and other similar arrangements as part of transactions in the ordinary course of business. For additional information on these arrangements, see Item 1. Consolidated Financial Statements (Unaudited).

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
We have a Board-approved Enterprise Risk Appetite Statement ("RAS") that is provided to all employees. The RAS specifies significant risk exposures and addresses the Company's tolerance of those risks, which are categorized as follows, with further information provided elsewhere in this Form 10-Q or in our Annual Report on Form 10-K for the year ended December 31, 2015, as indicated:

•	Credit Risk—the risk of loss arising from the failure of a borrower or counterparty to meet its credit obligations. For additional information, see Credit Risk Management below.

•
Interest Rate Risk—the risk of adverse changes in earnings or market value arising from our balance sheet positions due to changes in interest rates. This includes convexity risk, which arises primarily from prepayment options on mortgages as well as the ability of customers to withdraw deposits. For additional information, see Item 3. Quantitative and Qualitative Disclosures about Market Risk.

•
Liquidity Risk—the potential inability to meet contractual and contingent financial obligations, either on- or off-balance sheet, in a timely and cost-effective manner as they come due. For additional information, see Liquidity and Capital Resources.

•
Market Risk—the risk that asset values or income streams will be adversely affected by changes in market conditions. For additional information, see Item 3. Quantitative and Qualitative Disclosures about Market Risk in this Form 10-Q and Item 7A. Quantitative and Qualitative Disclosures about Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2015.

For additional information on the following risks, see Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2015:

•	Operational Risk—the risk of loss due to failure of people, processes, and systems, or damage to physical assets.

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

•
Legal, Regulatory and Compliance Risk—the current and prospective risk to earnings or capital arising from violations of, or nonconformance with, laws, rules, regulations, prescribed practices, internal policies and procedures, or ethical standards.

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

•
We extend margin loans to our brokerage customers which exposes us to the risk of credit losses in the event adverse market conditions result in an unsecured margin balance that the customer is not able or willing to cover.

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
Loss Mitigation on the Loan Portfolio
Our credit risk operations team manages the mitigation of credit risk within the loan portfolio. Through a variety of strategies, including voluntary line closures, automatically freezing lines on all delinquent accounts, and freezing lines on loans with materially reduced home equity, we reduced our exposure to open home equity lines from a high of over $7 billion in 2007 to approximately $50 million at June 30, 2016. In addition, we have continued a loan modification program initiated in 2015 that targets borrowers of home equity lines of credit whose original contract terms provided an option to accelerate the date at which the loan begins amortizing. This program, certain terms of which represented economic concessions such as extended amortization periods, resulted in $15 million and $14 million, respectively, of modifications classified as TDRs and $63 million and $44 million, respectively, of modifications not classified as TDRs during the six months ended June 30, 2016 and 2015.
We continue to have loan modification programs that were established to minimize potential losses in the mortgage portfolios by targeting borrowers experiencing financial difficulties. During the six months ended June 30, 2016 and 2015, these programs were utilized to modify $6 million and $8 million, respectively, of one- to four-family loans, and $13 million and $6 million, respectively, of home equity loans. These modifications were classified as TDRs. We also process minor modifications on certain loans in the normal course of servicing delinquent accounts. Minor modifications resulting in an insignificant delay in the timing of payments are not considered economic concessions and therefore are not classified as TDRs. At June 30, 2016 and December 31, 2015, we had $18 million and $20 million, respectively, of mortgage loans with minor modifications that were not considered TDRs. We currently do not have any active loan modification programs for consumer and other loans. Loan modification volume may increase in future periods to mitigate potential losses as the volume of mortgage loans reaching the end of their interest-only period increases. The impact to our financial results from such modifications is dependent on a variety of factors, including any allowance previously established on the modified principal balance.
Currently, our entire loan portfolio is serviced by third parties. To reduce vendor, operational and regulatory risks, we have assessed our servicing relationships and, where appropriate, consolidated providers or transferred certain mortgage loans to servicers that specialize in managing troubled assets. At June 30, 2016, $2.8 billion gross unpaid principal balance of our mortgage loans were held at servicers that specialize in managing troubled assets. We believe this initiative has improved and will continue to improve the credit performance of the loans transferred compared to the expected credit performance of these same loans if they had not been transferred.
During the first quarter of 2016, we completed our review of the mortgage loan portfolio that was aimed at identifying loans to be repurchased by the originator. Our review primarily focused on identifying loans with violations of transaction representations and warranties or material misrepresentation on the part of the seller. Any loans identified with these deficiencies were submitted to the original seller for repurchase. During the three months ended March 31, 2016 and the six months ended June 30, 2015, we received one-time payments of $3 million and $2 million, respectively, from third party mortgage originators to satisfy in full all pending and future repurchase requests with them. We recognized these settlements as recoveries to the allowance for loan losses, resulting in a corresponding reduction to net charge-offs and, ultimately, a benefit to our provision (benefit) for loan losses. A total of $464 million of loans have been repurchased by or settled with third party mortgage originators since we began the review process in 2008. As our review is complete, we do not expect any future repurchases or settlements on the mortgage loan portfolio.
CONCENTRATIONS OF CREDIT RISK
Loans
Interest-Only Loans
One- to four-family loans include loans for a five to ten year interest-only period, followed by an amortizing period ranging from 25 to 30 years. At June 30, 2016, 36% of our one- to four-family portfolio was not yet amortizing. During the trailing twelve months ended June 30, 2016, borrowers of approximately 16% of the portfolio made voluntary annual principal payments of at least $2,500 and of this population, nearly half made principal payments that were $10,000 or greater.
The home equity loan portfolio is primarily second lien loans on residential real estate properties, which have a higher level of credit risk than first lien mortgage loans. Approximately 13% of the home equity loan portfolio was in the first lien position and we held both the first and second lien positions in less than 1% of the home equity loan portfolio at June 30, 2016. The home equity loan portfolio consisted of approximately 18% of home equity installment loans and approximately 82% of home equity lines of credit at June 30, 2016. Of the home equity lines of credit, 55% had converted to amortizing loans at June 30, 2016.
Home equity installment loans are primarily fixed rate and fixed term, fully amortizing loans that do not offer the option of an interest-only payment. The majority of home equity lines of credit convert to amortizing loans at the end of the draw period, which typically ranges from five to ten years. Approximately 3% of this portfolio will require the borrowers to repay the loan in full at the end of the draw period. At June 30, 2016, 45% of the home equity line of credit portfolio had not converted from the interest-only draw period and had not begun amortizing. During the trailing twelve months ended June 30, 2016, borrowers of approximately 40% of the portfolio made voluntary annual principal payments of at least $500 on their home equity lines of credit and slightly under half of those reduced their principal balance by at least $2,500.
The following table outlines when one- to four-family and home equity lines of credit convert to amortizing by percentage of the one- to four-family and home equity line of credit portfolios, respectively, at June 30, 2016:

Period of Conversion to Amortizing Loan	% of One- to Four-Family Portfolio	% of Home Equity Line of Credit Portfolio
Already amortizing	64%	55%
Through December 31, 2016	12%	29%
Year ending December 31, 2017	24%	15%
Year ending December 31, 2018 or later	—%	1%
Nonperforming Assets
We classify loans as nonperforming when they are no longer accruing interest, which includes loans that are 90 days and greater past due, TDRs that are on nonaccrual status for all classes of loans (including loans in bankruptcy) and certain junior liens that have a delinquent senior lien. The following table shows the comparative data for nonperforming loans and assets at June 30, 2016 and December 31, 2015 (dollars in millions):

	June 30, 2016	December 31, 2015
One- to four-family	$247	$263
Home equity	166	154
Consumer and other	—	1
Total nonperforming loans receivable	413	418
Real estate owned and other repossessed assets, net	29	29
Total nonperforming assets, net	$442	$447
Nonperforming loans receivable as a percentage of gross loans receivable	9.5%	8.5%
One- to four-family allowance for loan losses as a percentage of one- to four-family nonperforming loans receivable	17.1%	15.3%
Home equity allowance for loan losses as a percentage of home equity nonperforming loans receivable	147.7%	198.8%
Consumer and other allowance for loan losses as a percentage of consumer and other nonperforming loans receivable	1,600.5%	667.0%
Total allowance for loan losses as a percentage of total nonperforming loans receivable	70.8%	84.6%
Nonperforming assets, net decreased $5 million to $442 million during the six months ended June 30, 2016. This decrease reflected continued improvement in economic conditions and loan portfolio run-off. The decrease was partially offset by our recent offers of loan modification programs to a subset of borrowers with home equity lines of credit whose original loan terms provided the borrowers the option to accelerate their date of conversion to amortizing loans. As certain terms of our offer represented economic concessions, such as longer amortization periods than were in the original loan agreements, this program resulted in $15 million of TDRs during the six months ended June 30, 2016. See Risk Management for additional information.
Allowance for Loan Losses
The allowance for loan losses is management’s estimate of probable losses inherent in the loan portfolio at the balance sheet date, as well as the forecasted losses, including economic concessions to borrowers, over the estimated remaining life of loans modified as TDRs. The general allowance for loan losses includes a qualitative component to account for a variety of factors that present additional uncertainty that may not be fully considered in the quantitative loss model but are factors we believe may impact the level of credit losses. The following table presents the allowance for loan losses by loan portfolio at June 30, 2016 and December 31, 2015 (dollars in millions):

	One- to Four-Family		Home Equity		Consumer and Other		Total
	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
General reserve:
Quantitative component	$32	$28	$180	$245	$6	$6	$218	$279
Qualitative component	3	3	15	10	—	—	18	13
Specific valuation allowance	7	9	50	52	—	—	57	61
Total allowance for loan losses	$42	$40	$245	$307	$6	$6	$293	$353
Allowance as a % of loans receivable(1)	1.9%	1.6%	13.4%	14.5%	2.0%	1.9%	6.7%	7.1%

(1)	Allowance as a percentage of loans receivable is calculated based on the gross loans receivable including net unamortized premiums for each respective category.
Total loans receivable designated as held-for-investment decreased $0.5 billion during the six months ended June 30, 2016. The allowance for loan losses was $293 million, or 6.7% of total loans receivable, as of June 30, 2016 compared to $353 million, or 7.1% of total loans receivable, as of December 31, 2015, reflecting better than expected performance on the higher-risk loans in the HELOC portfolio. Our quantitative allowance methodology continues to include the identification of higher risk mortgage loans and the period of our forecasted loan losses captured within the general allowance includes the total probable loss over the remaining life of these loans. For additional information on management's estimate of the allowance for loan losses, see Summary of Critical Accounting Policies and Estimates in Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the annual report on Form 10-K for the year ended December 31, 2015.
Net Charge-offs
The following table provides an analysis of net charge-offs for the three and six months ended June 30, 2016 and 2015 (dollars in millions):

	Charge-offs	Recoveries(1)	Net (Charge-Offs) Recoveries	% of Average Loans (Annualized)
Three Months Ended June 30, 2016
One- to four-family	$—	$1	$1	(0.07)%
Home equity	(4)	10	6	(1.25)%
Consumer and Other	(2)	1	(1)	1.54%
Total	$(6)	$12	$6	(0.46)%
Three Months Ended June 30, 2015
One- to four-family	$(2)	$—	$(2)	0.32%
Home equity	(9)	9	—	—%
Consumer and Other	(3)	2	(1)	0.66%
Total	$(14)	$11	$(3)	0.20%

	Charge-offs	Recoveries(1)	Net (Charge-Offs) Recoveries	% of Average Loans (Annualized)
Six Months Ended June 30, 2016
One- to four-family	$(1)	$3	$2	(0.13)%
Home equity	(9)	17	8	(0.83)%
Consumer and Other	(4)	3	(1)	1.03%
Total	$(14)	$23	$9	(0.35)%
Six Months Ended June 30, 2015
One- to four-family	$(3)	$—	$(3)	0.21%
Home equity	(19)	14	(5)	0.35%
Consumer and Other	(6)	4	(2)	0.81%
Total	$(28)	$18	$(10)	0.32%

(1)	Recoveries include the impact of mortgage originator settlements.
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

Net recoveries for the three and six months ended June 30, 2016 increased $9 million and $19 million, respectively, compared to the same periods in 2015. This increase reflected continued improvement in economic conditions, an increase in recoveries of previous charge-offs and loan portfolio run-off. The timing and magnitude of charge-offs are affected by many factors and we anticipate variability from quarter to quarter, particularly as home equity lines of credit convert to amortizing loans.
For additional information on the loans portfolio, see Note 6—Loans Receivable, Net.
Securities
We focus primarily on security type and credit rating to monitor credit risk in our securities portfolios. We consider securities backed by the U.S. government or its agencies to have low credit risk as the long-term debt rating of the U.S. government is AA+ by S&P and AAA by Moody’s and Fitch at June 30, 2016. The amortized cost of these securities accounted for over 99% of our total securities portfolio at June 30, 2016. We review the remaining debt securities that were not backed by the U.S. government or its agencies according to their credit ratings from S&P, Moody’s and Fitch where available. At June 30, 2016, all municipal bonds and corporate bonds in our securities portfolio were rated investment grade (defined as a rating equivalent to a Moody’s rating of "Baa3" or higher, or a S&P or Fitch rating of "BBB-" or higher).
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
ALCO—Asset Liability Committee.
Average commission per trade—Total commissions revenue divided by total number of revenue trades.
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
Interest Rate Risk
Our exposure to interest rate risk is related primarily to interest-earning assets and interest-bearing liabilities. Managing interest rate risk is essential to profitability. The primary objective of the management of interest rate risk is to control exposure to interest rates within the Board-approved limits and with limited exposure to earnings volatility resulting from interest rate fluctuations. Our general strategies to manage interest rate risk include balancing variable-rate and fixed-rate assets and liabilities and utilizing derivatives in a way that reduces overall exposure to changes in interest rates. Exposure to interest rate risk requires management to make complex assumptions regarding maturities, market interest rates and customer behavior. Changes in interest rates, including the following, could impact interest income and expense:

•	Interest-earning assets and interest-bearing liabilities may re-price at different times or by different amounts, creating a mismatch.

•	The yield curve may steepen, flatten or otherwise change shape, which could affect the spread between short- and long-term rates. Widening or narrowing spreads could impact net interest income.

•	Market interest rates may influence prepayments, resulting in maturity mismatches. In addition, prepayments could impact yields as premiums and discounts amortize.
Exposure to interest rate risk is dependent upon the distribution and composition of interest-earning assets, interest-bearing liabilities and derivatives. The differing risk characteristics of each product are managed to mitigate our exposure to interest rate fluctuations. At June 30, 2016, 91% of our total assets were interest-earning assets and we had no securities classified as trading.
At June 30, 2016, approximately 59% of total assets were available-for-sale and held-to-maturity mortgage-backed securities and residential real estate loans. The values of these assets are sensitive to changes in interest rates as well as expected prepayment levels. As interest rates increase, fixed rate residential mortgages and mortgage-backed securities tend to exhibit lower prepayments. The inverse is true in a falling rate environment.
When real estate loans are prepaid, unamortized premiums and/or discounts are recognized immediately in interest income. Depending on the timing of the prepayment, these adjustments to income would impact anticipated yields. The Asset Liability Committee ("ALCO") reviews estimates of the impact of changing market rates on prepayments. This information is incorporated into our interest rate risk management strategy.
Our liability structure consists of two central sources of funding: deposits and customer payables. Deposit products, including sweep deposit accounts, complete savings accounts, checking accounts and other money market and savings accounts, as well as customer payables, re-price at management’s discretion. We may utilize wholesale funding sources as needed for short-term liquidity and contingency funding requirements.
Derivative Instruments
We use derivative instruments to help manage interest rate risk using designated hedge relationships. Interest rate swaps involve the exchange of fixed-rate and variable-rate interest payments between two parties based on a contractual underlying notional amount, but do not involve the exchange of the underlying notional amounts. See Note 7—Derivative Instruments and Hedging Activities for additional information about our use of derivative contracts.
Scenario Analysis
Scenario analysis is an advanced approach to estimating interest rate risk exposure. The ALCO monitors interest rate risk using the Economic Value of Equity (“EVE”) approach and the Earnings-at-Risk (“EAR”) approach.
Under the EVE approach, the present value of expected cash flows of all existing interest-earning assets, interest-bearing liabilities, derivatives and forward commitments are estimated and combined to produce an EVE figure. EVE is a long-term sensitivity measure of interest rate risk. The approach values only the current balance sheet in which the most significant assumptions are the prepayment rates of the loan portfolio and mortgage-backed securities and the repricing of deposits. This approach does not incorporate assumptions related to business growth, or liquidation and re-investment of instruments. This approach provides an indicator of future earnings and capital levels because changes in EVE indicate the anticipated change in the value of future cash flows. The sensitivity of this value to changes in interest rates is then determined by applying alternative interest rate scenarios. The change in EVE amounts fluctuate based on instantaneous parallel shifts in interest rates primarily due to the change in timing of cash flows in the Company’s residential loan and mortgage-backed securities portfolios. Expected prepayment rates on residential mortgage loans and mortgage-backed securities increase as interest rates decline, whereas expected prepayment rates decrease in a rising interest rate environment.
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
The sensitivity of EAR and EVE at the consolidated E*TRADE Financial level at June 30, 2016 and December 31, 2015 is as follows (dollars in millions):

Instantaneous Parallel Change in Interest Rates (basis points) (1)	Economic Value of Equity				Earnings-at-Risk
	June 30, 2016		December 31, 2015		June 30, 2016		December 31, 2015
	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
+200	$(8)	(0.1)%	$(148)	(2.6)%	$190	17.1%	$178	15.8%
+100	$180	2.9%	$58	1.0%	$122	10.9%	$116	10.3%
-50	$(180)	(2.9)%	$(107)	(1.9)%	$(69)	(6.2)%	$(64)	(5.7)%

(1)	These scenario analyses assume a balance sheet size as of the dates indicated. Any changes in size would cause the amounts to vary.
We actively manage interest rate risk positions. As interest rates change, we will adjust our strategy and mix of assets, liabilities and derivatives to optimize our position. For example, a 100 basis points increase in rates may not result in a change in value as indicated above. We compare the instantaneous parallel shift in interest rate changes in EVE and EAR to the established limits set by the Board of Directors in order to assess interest rate risk on a monthly basis. In the event that the percentage change in EVE or EAR exceeds the Board limits, our Chief Executive Officer, Chief Risk Officer, Chief Financial Officer and Treasurer must all be promptly notified in writing and decide upon a plan of remediation. In addition, the Board of Directors must be promptly notified of the exception and the planned resolution. At June 30, 2016, the EVE and EAR percentage changes were within our Board limits.

PART I - FINANCIAL INFORMATION
ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(In millions, except share data and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue:
Interest income	$306	$310	$614	$626
Interest expense	(20)	(58)	(41)	(124)
Net interest income	286	252	573	502
Commissions	106	103	213	217
Fees and service charges	62	55	120	107
Gains (losses) on securities and other	10	10	20	25
Other revenue	10	9	20	19
Total non-interest income	188	177	373	368
Total net revenue	474	429	946	870
Provision (benefit) for loan losses	(35)	3	(69)	8
Non-interest expense:
Compensation and benefits	125	118	251	231
Advertising and market development	30	32	73	66
Clearing and servicing	25	25	49	49
FDIC insurance premiums	6	11	12	29
Professional services	22	26	44	53
Occupancy and equipment	24	22	47	43
Communications	20	19	43	38
Depreciation and amortization	20	20	40	40
Amortization of other intangibles	5	5	10	10
Restructuring and other exit activities	1	2	3	6
Losses on early extinguishment of debt	—	—	—	73
Other non-interest expenses	17	29	35	44
Total non-interest expense	295	309	607	682
Income before income tax expense (benefit)	214	117	408	180
Income tax expense (benefit)	81	(175)	122	(152)
Net income	$133	$292	$286	$332
Basic earnings per share	$0.48	$1.01	$1.02	$1.15
Diluted earnings per share	$0.48	$0.99	$1.01	$1.13
Shares used in computation of per share data:
Basic (in thousands)	277,013	290,086	281,141	289,915
Diluted (in thousands)	277,978	294,936	282,426	294,912
See accompanying notes to the consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$133	$292	$286	$332
Other comprehensive income (loss), net of tax
Available-for-sale securities:
Unrealized gains (losses), net	69	(59)	163	(20)
Reclassification into earnings, net	(9)	(5)	(18)	(11)
Net change from available-for-sale securities	60	(64)	145	(31)
Cash flow hedging instruments:
Unrealized gains (losses), net	—	6	—	(5)
Reclassification into earnings, net	—	16	—	32
Net change from cash flow hedging instruments	—	22	—	27
Other comprehensive income (loss)	60	(42)	145	(4)
Comprehensive income	$193	$250	$431	$328

See accompanying notes to the consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(In millions, except share data)
(Unaudited)

	June 30,	December 31,
	2016	2015
ASSETS
Cash and equivalents	$2,393	$2,233
Cash required to be segregated under federal or other regulations	1,821	1,057
Available-for-sale securities	13,895	12,589
Held-to-maturity securities (fair value of $16,272 and $13,123 at June 30, 2016 and December 31, 2015, respectively)	15,716	13,013
Margin receivables	6,824	7,398
Loans receivable, net (net of allowance for loan losses of $293 and $353 at June 30, 2016 and December 31, 2015, respectively)	4,089	4,613
Receivables from brokers, dealers and clearing organizations	692	520
Property and equipment, net	231	236
Goodwill	1,792	1,792
Other intangibles, net	164	174
Deferred tax assets, net	830	1,033
Other assets	755	769
Total assets	$49,202	$45,427
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$32,964	$29,445
Customer payables	6,712	6,544
Payables to brokers, dealers and clearing organizations	1,744	1,576
Other borrowings	409	491
Corporate debt	993	997
Other liabilities	595	575
Total liabilities	43,417	39,628
Commitments and contingencies (see Note 15)
Shareholders’ equity:
Common stock, $0.01 par value, shares authorized: 400,000,000 at June 30, 2016 and December 31, 2015; shares issued and outstanding: 273,677,799 and 291,335,241 at June 30, 2016 and December 31, 2015, respectively	3	3
Additional paid-in-capital	6,911	7,356
Accumulated deficit	(1,175)	(1,461)
Accumulated other comprehensive income (loss)	46	(99)
Total shareholders’ equity	5,785	5,799
Total liabilities and shareholders’ equity	$49,202	$45,427
See accompanying notes to the consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In millions)
(Unaudited)

			Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Common Stock
	Shares	Amount
Balance at December 31, 2015	291	$3	$7,356	$(1,461)	$(99)	$5,799
Net income	—	—	—	286	—	286
Other comprehensive income	—	—	—	—	145	145
Conversion of convertible debentures	1	—	5	—	—	5
Exercise of stock options and related tax effects	—	—	2	—	—	2
Repurchases of common stock	(19)	—	(452)	—	—	(452)
Issuance of restricted stock, net of forfeitures and retirements to pay taxes	1	—	(14)	—	—	(14)
Share-based compensation	—	—	14	—	—	14
Balance at June 30, 2016	274	$3	$6,911	$(1,175)	$46	$5,785
			Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Common Stock
	Shares	Amount
Balance at December 31, 2014	289	$3	$7,350	$(1,729)	$(249)	$5,375
Net income	—	—	—	332	—	332
Other comprehensive loss	—	—	—	—	(4)	(4)
Conversion of convertible debentures	—	—	3	—	—	3
Exercise of stock options and related tax effects	—	—	1	—	—	1
Issuance of restricted stock, net of forfeitures and retirements to pay taxes	1	—	(10)	—	—	(10)
Share-based compensation	—	—	17	—	—	17
Balance at June 30, 2015	290	$3	$7,361	$(1,397)	$(253)	$5,714

See accompanying notes to the consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CASH FLOWS (In millions) (Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$286	$332
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (benefit) for loan losses	(69)	8
Depreciation and amortization (including discount amortization and accretion)	112	186
(Gains) losses on securities and other	(20)	(25)
Losses on early extinguishment of debt	—	5
Share-based compensation	14	17
Deferred tax expense (benefit)	114	(149)
Other	4	(2)
Net effect of changes in assets and liabilities:
Increase in cash required to be segregated under federal or other regulations	(764)	(212)
Decrease (increase) in receivables from brokers, dealers and clearing organizations	(172)	210
Decrease (increase) in margin receivables	574	(464)
Increase in other assets	—	(23)
Increase in payables to brokers, dealers and clearing organizations	168	289
Increase in customer payables	168	247
Decrease in other liabilities	(88)	(30)
Net cash provided by operating activities	327	389
Cash flows from investing activities:
Purchases of available-for-sale securities	(3,687)	(3,434)
Proceeds from sales of available-for-sale securities	1,621	763
Proceeds from maturities of and principal payments on available-for-sale securities	681	913
Purchases of held-to-maturity securities	(3,122)	(898)
Proceeds from maturities of and principal payments on held-to-maturity securities	864	791
Net decrease in loans receivable	579	668
Capital expenditures for property and equipment	(38)	(32)
Proceeds from sale of real estate owned and repossessed assets	10	17
Net cash flow from derivative contracts	(56)	—
Other	(4)	(10)
Net cash used in investing activities	(3,152)	(1,222)

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CASH FLOWS—(Continued) (In millions)

	Six Months Ended June 30,
	2016	2015
Cash flows from financing activities:
Net increase in deposits	$3,519	$1,324
Net decrease in securities sold under agreements to repurchase	(82)	(55)
Advances from FHLB	—	540
Payments on advances from FHLB	—	(540)
Net proceeds from issuance of senior notes	—	460
Payments on senior notes	—	(800)
Repurchases of common stock	(452)	—
Other	—	(7)
Net cash provided by financing activities	2,985	922
Increase in cash and equivalents	160	89
Cash and equivalents, beginning of period	2,233	1,783
Cash and equivalents, end of period	$2,393	$1,872
Supplemental disclosures:
Cash paid for interest	$59	$146
Cash paid for income taxes, net of refunds	$5	$3
Non-cash investing and financing activities:
Transfers of loans held-for-investment to loans held-for-sale	$—	$39
Transfers from loans to other real estate owned and repossessed assets	$14	$12
Transfers from other real estate owned and repossessed assets to loans	$1	$—
Conversion of convertible debentures to common stock	$5	$3
Transfer of available-for-sale securities to held-to-maturity securities	$492	$—

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
Basis of Presentation—The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries as determined under the voting interest model. Entities in which the Company has the ability to exercise significant influence but in which the Company does not possess control are generally accounted for by the equity method. Entities in which the Company does not have the ability to exercise significant influence are generally carried at cost. However, investments in marketable equity securities where the Company does not have the ability to exercise significant influence over the entities are accounted for as available-for-sale equity securities. The Company also evaluates its initial and continuing involvement with certain entities to determine if the Company is required to consolidate the entities under the variable interest entity ("VIE") model. This evaluation is based on a qualitative assessment of whether the Company is the primary beneficiary of the VIE, which requires the Company to possess both: 1) the power to direct the activities that most significantly impact the economic performance of the VIE; and 2) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE.
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

Financial Statement Descriptions and Related Accounting Policies
Margin Receivables—Margin receivables represent credit extended to customers to finance their purchases of securities by borrowing against securities the customers own. Securities owned by customers are held as collateral for amounts due on the margin receivables, the value of which is not reflected in the consolidated balance sheet. The Company is permitted to sell or re-pledge these securities held as collateral and to use the securities to enter into securities lending transactions, to collateralize borrowings or for delivery to counterparties to cover customer short positions.
The fair value of securities that the Company received as collateral in connection with margin receivables and securities borrowing activities, where the Company is permitted to sell or re-pledge the securities, was approximately $9.2 billion and $10.1 billion at June 30, 2016 and December 31, 2015, respectively. Of this amount, $2.7 billion and $2.5 billion had been pledged or sold in connection with securities loans and deposits with clearing organizations at June 30, 2016 and December 31, 2015, respectively.
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
New Accounting Standards Not Yet Adopted
Revenue Recognition on Contracts with Customers
In May 2014, the FASB amended the guidance on revenue recognition on contracts with customers. The new standard outlines a single comprehensive model for entities to apply in accounting for revenue arising from contracts with customers. The FASB issued supplemental amendments to the new standard to clarify certain accounting guidance and provide narrow scope improvements and practical expedients in the first half of 2016. The amended guidance will be effective for annual and interim periods beginning on January 1, 2018 for the Company and may be applied on either a full retrospective or modified retrospective basis. The Company is currently evaluating the impact of the new accounting guidance and expects to complete this evaluation in 2017; however, the adoption of the amended guidance is not expected to have a material impact on the Company’s financial condition, results of operations or cash flows.
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
Accounting for Leases
In February 2016, the FASB amended the guidance on accounting for leases. The new standard requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all qualifying leases with terms of more than twelve months. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee remains substantially unchanged and depends on classification as a finance or operating lease. The new standard also requires additional quantitative and qualitative disclosures that provide additional information about the amounts related to leasing arrangements recorded in the financial statements. The new guidance will be effective for interim and annual periods beginning on January 1, 2019 for the Company and is required to be applied on a modified retrospective basis to the earliest period presented, which includes practical expedient options in certain circumstances. The Company is currently evaluating the impact of the new accounting guidance on the Company's financial condition, results of operations and cash flows.
Accounting for Employee Share-based Payments
In March 2016, the FASB amended the accounting guidance on employee shared-based payments. Relevant changes in the amended guidance include the requirement to recognize all excess tax benefits and deficiencies upon exercise or vesting as income tax expense or benefit in the income statement; to treat excess tax benefits and deficiencies as discrete items in the reporting period they occur; to not delay recognition of excess tax benefits until the tax benefit is realized through a reduction in current taxes payable; and to make an accounting policy election to either estimate forfeitures or account for forfeiture as they occur. The new guidance will be effective for interim and annual periods beginning on January 1, 2017 for the Company and application methods vary based on the amended guidance. Early adoption in interim periods is permitted. The Company is currently evaluating the impact of the new accounting guidance on the Company's financial condition, results of operations and cash flows.
Accounting for Credit Losses
In June 2016, the FASB amended the accounting guidance on accounting for credit losses. The amended guidance requires measurement of all expected credit losses for financial instruments and other commitments to extend credit held at the reporting date. For financial assets measured at amortized cost, factors such as historical experience, current conditions, and reasonable and supportable forecasts will be used to estimate expected credit losses. The amended guidance will also change the manner in which credit losses are recognized on debt securities classified as available-for-sale. The new guidance will be effective for interim and annual periods beginning January 1, 2020 for the Company. Early adoption is permitted. The Company is currently evaluating the impact of the new accounting guidance on the Company's financial condition, results of operations and cash flows.

NOTE 2— INTEREST INCOME AND INTEREST EXPENSE
The following table shows the components of interest income and interest expense for the three and six months ended June 30, 2016 and 2015 (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest income:
Cash and equivalents	$1	$—	$3	$1
Cash required to be segregated under federal or other regulation	1	—	2	—
Available-for-sale securities	68	66	132	132
Held-to-maturity securities	107	86	210	174
Margin receivables	61	70	125	138
Loans	49	57	100	119
Broker-related receivables and other	1	1	1	2
Subtotal interest income	288	280	573	566
Other interest revenue(1)	18	30	41	60
Total interest income	306	310	614	626
Interest expense:
Deposits	(1)	(1)	(2)	(3)
Customer payables	(1)	(1)	(2)	(2)
Other borrowings(2)	(4)	(41)	(9)	(82)
Corporate debt	(14)	(13)	(27)	(33)
Subtotal interest expense	(20)	(56)	(40)	(120)
Other interest expense(3)	—	(2)	(1)	(4)
Total interest expense	(20)	(58)	(41)	(124)
Net interest income (4)	$286	$252	$573	$502

(1)	Represents interest income on securities loaned.

(2)	In September 2015, the Company terminated $4.4 billion of legacy wholesale funding obligations.

(3)	Represents interest expense on securities borrowed.

(4)
Beginning in 2016, interest expense related to corporate debt and interest income related to corporate cash are presented within net interest income. Prior periods have been reclassified to conform with current period presentation.

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
Recurring Fair Value Measurement Techniques
Mortgage-backed Securities
The Company’s mortgage-backed securities portfolio is primarily comprised of agency mortgage-backed securities and collateralized mortgage obligations ("CMOs"). Agency mortgage-backed securities and CMOs are guaranteed by U.S. government sponsored enterprises and federal agencies. The weighted average coupon rates for the available-for-sale mortgage-backed securities at June 30, 2016 are shown in the following table:

Weighted Average Coupon Rate
Agency mortgage-backed securities	2.84%
Agency CMOs	3.31%
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
The Company’s municipal bonds are revenue bonds issued by state and other local government agencies. The valuation of corporate bonds is impacted by the credit worthiness of the corporate issuer. All of the Company’s municipal bonds and corporate bonds were rated investment grade at June 30, 2016. These securities were valued using a market approach with pricing service valuations corroborated by recent market transactions for identical or similar bonds. Municipal bonds and corporate bonds were categorized in Level 2 of the fair value hierarchy.
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
Nonrecurring fair value measurements on one- to four-family and home equity loans and real estate owned were classified as Level 3 of the fair value hierarchy as the valuations included unobservable inputs that were significant to the fair value. The following table presents additional information about significant unobservable inputs used in the valuation of assets measured at fair value on a nonrecurring basis that were categorized in Level 3 of the fair value hierarchy at June 30, 2016 and December 31, 2015:

	Unobservable Inputs	Average	Range
June 30, 2016
Loans receivable:
One- to four-family	Appraised value	$414,300	$15,000-$1,850,000
Home equity	Appraised value	$292,900	$8,000-$2,450,000
Real estate owned	Appraised value	$308,000	$12,900-$2,100,000

December 31, 2015
Loans receivable:
One- to four-family	Appraised value	$422,900	$8,500-$1,900,000
Home equity	Appraised value	$274,100	$9,000-$1,300,000
Real estate owned	Appraised value	$330,700	$26,500-$1,250,000

Recurring and Nonrecurring Fair Value Measurements
Assets and liabilities measured at fair value at June 30, 2016 and December 31, 2015 are summarized in the following tables (dollars in millions):

	Level 1	Level 2	Level 3	Total Fair Value
June 30, 2016:
Recurring fair value measurements:
Assets
Available-for-sale securities:
Debt securities:
Agency mortgage-backed securities and CMOs	$—	$12,586	$—	$12,586
Agency debentures	—	848	—	848
U.S. Treasuries	—	312	—	312
Agency debt securities	—	77	—	77
Municipal bonds	—	35	—	35
Corporate bonds	—	4	—	4
Total debt securities	—	13,862	—	13,862
Publicly traded equity securities	33	—	—	33
Total available-for-sale securities	33	13,862	—	13,895
Total assets measured at fair value on a recurring basis(1)	$33	$13,862	$—	$13,895
Liabilities
Derivative liabilities(2)	$—	$193	$—	$193
Total liabilities measured at fair value on a recurring basis(1)	$—	$193	$—	$193
Nonrecurring fair value measurements:
Loans receivable:
One- to four-family	$—	$—	$18	$18
Home equity	—	—	15	15
Total loans receivable	—	—	33	33
Real estate owned	—	—	21	21
Total assets measured at fair value on a nonrecurring basis(3)	$—	$—	$54	$54

(1)	Assets and liabilities measured at fair value on a recurring basis represented 28% and less than 1% of the Company’s total assets and total liabilities, respectively, at June 30, 2016.

(2)	All derivative liabilities were interest rate contracts at June 30, 2016. Information related to derivative instruments is detailed in Note 7—Derivative Instruments and Hedging Activities.

(3)
Represents the fair value of assets prior to deducting estimated selling costs that were carried on the consolidated balance sheet at June 30, 2016, and for which a fair value measurement was recorded during the period.

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

(2)	Assets and liabilities measured at fair value on a recurring basis represented 28% and less than 1% of the Company’s total assets and total liabilities, respectively, at December 31, 2015.

(3)	Represents the fair value of assets prior to deducting estimated selling costs that were carried on the consolidated balance sheet at December 31, 2015.
The following table presents losses recognized on assets measured at fair value on a nonrecurring basis during the three and six months ended June 30, 2016 and 2015 (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
One- to four-family	$1	$2	$2	$4
Home equity	4	5	7	9
Total losses on loans receivable measured at fair value	$5	$7	$9	$13
Losses on real estate owned measured at fair value	$1	$—	$1	$1

Transfers Between Levels 1 and 2
For assets and liabilities measured at fair value on a recurring basis, the Company’s transfers between levels of the fair value hierarchy are deemed to have occurred at the beginning of the reporting period on a quarterly basis. The Company had no transfers between Level 1 and 2 during the six months ended June 30, 2016 and 2015.
Recurring Fair Value Measurements Categorized within Level 3
For the periods presented, no assets or liabilities measured at fair value on a recurring basis were categorized within Level 3 of the fair value hierarchy.
Fair Value of Financial Instruments Not Carried at Fair Value
The following table summarizes the carrying values, fair values and fair value hierarchy level classification of financial instruments that are not carried at fair value on the consolidated balance sheet at June 30, 2016 and December 31, 2015 (dollars in millions):

	June 30, 2016
	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash and equivalents	$2,393	$2,393	$—	$—	$2,393
Cash required to be segregated under federal or other regulations	$1,821	$1,821	$—	$—	$1,821
Held-to-maturity securities:
Agency mortgage-backed securities and CMOs	$12,704	$—	$13,127	$—	$13,127
Agency debentures	119	—	120	—	120
Agency debt securities	2,883	—	3,015	—	3,015
Other non-agency debt securities	10	—	—	10	10
Total held-to-maturity securities	$15,716	$—	$16,262	$10	$16,272
Margin receivables	$6,824	$—	$6,824	$—	$6,824
Loans receivable, net:
One- to four-family	$2,216	$—	$—	$2,218	$2,218
Home equity	1,584	—	—	1,530	1,530
Consumer and other	289	—	—	298	298
Total loans receivable, net(1)	$4,089	$—	$—	$4,046	$4,046
Receivables from brokers, dealers and clearing organizations	$692	$—	$692	$—	$692
Liabilities
Deposits	$32,964	$—	$32,964	$—	$32,964
Customer payables	$6,712	$—	$6,712	$—	$6,712
Payables to brokers, dealers and clearing organizations	$1,744	$—	$1,744	$—	$1,744
Trust preferred securities	$409	$—	$—	$260	$260
Corporate debt	$993	$—	$1,043	$—	$1,043

(1)	The carrying value of loans receivable, net includes the allowance for loan losses of $293 million and loans that are recorded at fair value on a nonrecurring basis at June 30, 2016.

	December 31, 2015
	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash and equivalents	$2,233	$2,233	$—	$—	$2,233
Cash required to be segregated under federal or other regulations	$1,057	$1,057	$—	$—	$1,057
Held-to-maturity securities:
Agency mortgage-backed securities and CMOs	$10,353	$—	$10,444	$—	$10,444
Agency debentures	127	—	125	—	125
Agency debt securities	2,523	—	2,544	—	2,544
Other non-agency debt securities	10	—	—	10	10
Total held-to-maturity securities	$13,013	$—	$13,113	$10	$13,123
Margin receivables	$7,398	$—	$7,398	$—	$7,398
Loans receivable, net:
One- to four-family	$2,465	$—	$—	$2,409	$2,409
Home equity	1,810	—	—	1,660	1,660
Consumer and other	338	—	—	343	343
Total loans receivable, net(1)	$4,613	$—	$—	$4,412	$4,412
Receivables from brokers, dealers and clearing organizations	$520	$—	$520	$—	$520
Liabilities
Deposits	$29,445	$—	$29,444	$—	$29,444
Customer Payables	$6,544	$—	$6,544	$—	$6,544
Payables to brokers, dealers and clearing organizations	$1,576	$—	$1,576	$—	$1,576
Other borrowings:
Securities sold under agreements to repurchase	$82	$—	$82	$—	$82
Trust preferred securities	409	—	—	252	252
Total other borrowings	$491	$—	$82	$252	$334
Corporate debt	$997	$—	$1,055	$—	$1,055

(1)	The carrying value of loans receivable, net includes the allowance for loan losses of $353 million and loans that are recorded at fair value on a nonrecurring basis at December 31, 2015.
The fair value measurement techniques for financial instruments not carried at fair value on the consolidated balance sheet at June 30, 2016 and December 31, 2015 are summarized as follows:
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
Loans receivable, net—Fair value is estimated using a discounted cash flow model. Loans are differentiated based on their individual portfolio characteristics, such as product classification, loan category and pricing features. Assumptions for expected losses, prepayments, cash flows and discount rates are adjusted to reflect the individual characteristics of the loans, such as credit risk, coupon, lien position, and payment characteristics, as well as the secondary market conditions for these types of loans.
Although the market for one- to four-family and home equity loan portfolios has improved, given the lack of observability of valuation inputs, these fair value measurements cannot be determined with precision and changes in the underlying assumptions used, including discount rates, could significantly affect the results of current or future fair value estimates. In addition, the amount that would be realized in a forced liquidation, an actual sale or immediate settlement could be lower than both the carrying value and the estimated fair value of the portfolio.
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
Fair Value of Commitments and Contingencies
In the normal course of business, the Company makes various commitments to extend credit and incur contingent liabilities that are not reflected in the consolidated balance sheet. Changes in the economy or interest rates may influence the impact that these commitments and contingencies have on the Company in the future. The Company does not estimate the fair value of those commitments. The Company has the right to cancel these commitments in certain circumstances and has closed a significant amount of customer home equity lines of credit in the past eight years. At June 30, 2016, the Company had approximately $50 million of unfunded commitments to extend credit. Information related to such commitments and contingent liabilities is detailed in Note 15—Commitments, Contingencies and Other Regulatory Matters.
NOTE 4—OFFSETTING ASSETS AND LIABILITIES
For financial statement purposes, the Company does not offset derivative instruments, repurchase agreements, or securities borrowing and securities lending transactions. These activities are generally transacted under master agreements that are widely used by counterparties and that may allow for net settlements of payments in the normal course, as well as offsetting of all contracts with a given counterparty in the event of bankruptcy or default of one of the two parties to the transaction. The following table presents information about these transactions to enable the users of the Company’s financial statements to evaluate the potential effect of rights of set-off between these recognized assets and recognized liabilities at June 30, 2016 and December 31, 2015 (dollars in millions):

				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet (1)(2)	Financial Instruments	Collateral Received or Pledged (Including Cash)	Net Amount
June 30, 2016
Assets:
Deposits paid for securities borrowed (3)	$205	$—	$205	$(188)	$(11)	$6
Total	$205	$—	$205	$(188)	$(11)	$6

Liabilities:
Deposits received for securities loaned (4)	$1,703	$—	$1,703	$(188)	$(1,417)	$98
Derivative liabilities (5)(6)	42	—	42	—	(42)	—
Total	$1,745	$—	$1,745	$(188)	$(1,459)	$98

December 31, 2015
Assets:
Deposits paid for securities borrowed (3)	$120	$—	$120	$(94)	$(18)	$8
Total	$120	$—	$120	$(94)	$(18)	$8

Liabilities:
Deposits received for securities loaned (4)	$1,535	$—	$1,535	$(94)	$(1,314)	$127
Repurchase agreements (6)	82	—	82	—	(81)	1
Derivative liabilities (5)(6)	11	—	11	—	(11)	—
Total	$1,628	$—	$1,628	$(94)	$(1,406)	$128

(1)	Net amount of deposits paid for securities borrowed are reflected in the receivables from brokers, dealers and clearing organizations line item in the consolidated balance sheet.

(2)
Net amount of deposits received for securities loaned, repurchase agreements and derivative liabilities are reflected in the payables to brokers, dealers and clearing organizations, other borrowings and other liabilities line items in the consolidated balance sheet, respectively.

(3)
Included in the gross amounts of deposits paid for securities borrowed was $83 million and $34 million at June 30, 2016 and December 31, 2015, respectively, transacted through a program with a clearing organization, which guarantees the return of cash to the Company. For presentation purposes, these amounts presented are based on the counterparties under the Company’s master securities loan agreements.

(4)
Included in the gross amounts of deposits received for securities loaned was $970 million and $722 million at June 30, 2016 and December 31, 2015, respectively, transacted through a program with a clearing organization, which guarantees the return of securities to the Company. For presentation purposes, these amounts presented are based on the counterparties under the Company’s master securities loan agreements.

(5)	Excludes net accrued interest payable of $2 million and $3 million at June 30, 2016 and December 31, 2015, respectively.

(6)
The Company pledges available-for-sale and held-to-maturity securities as collateral for amounts due on repurchase agreements and derivative liabilities. The collateral pledged included available-for-sale securities at fair value and held-to-maturity securities at amortized cost for June 30, 2016 and available-for-sale securities at fair value for December 31, 2015.

Derivative Transactions
Certain types of derivatives that the Company utilizes in its hedging activities are subject to derivatives clearing agreements ("cleared derivatives contracts") under the Dodd-Frank Act. These cleared derivatives contracts enable clearing by a derivatives clearing organization through a clearing member. Under the contracts, the clearing member typically has a one-way right to offset all contracts in the event of the Company’s default or bankruptcy. Collateral exchanged under these contracts is not included in the table above as the contracts may not qualify as master netting agreements. At June 30, 2016 the Company did not have any cleared derivative contract assets compared with $10 million at December 31, 2015. At June 30, 2016 and December 31, 2015, the Company had $151 million and $44 million, respectively, of cleared derivative contract liabilities.

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

NOTE 5—AVAILABLE-FOR-SALE AND HELD-TO-MATURITY SECURITIES
The amortized cost and fair value of available-for-sale and held-to-maturity securities at June 30, 2016 and December 31, 2015 are shown in the following tables (dollars in millions):

	Amortized Cost	Gross Unrealized / Unrecognized Gains	Gross Unrealized / Unrecognized Losses	Fair Value
June 30, 2016:
Available-for-sale securities:(1)
Debt securities:
Agency mortgage-backed securities and CMOs	$12,424	$180	$(18)	$12,586
Agency debentures	774	74	—	848
U.S. Treasuries	290	22	—	312
Agency debt securities	74	3	—	77
Municipal bonds	34	1	—	35
Corporate bonds	5	—	(1)	4
Total debt securities	13,601	280	(19)	13,862
Publicly traded equity securities(2)	33	—	—	33
Total available-for-sale securities	$13,634	$280	$(19)	$13,895
Held-to-maturity securities:(1)
Agency mortgage-backed securities and CMOs	$12,704	$439	$(16)	$13,127
Agency debentures	119	1	—	120
Agency debt securities	2,883	132	—	3,015
Other non-agency debt securities	10	—	—	10
Total held-to-maturity securities	$15,716	$572	$(16)	$16,272

December 31, 2015:
Available-for-sale securities:
Debt securities:
Agency mortgage-backed securities and CMOs	$11,888	$41	$(166)	$11,763
Agency debentures	551	18	(12)	557
U.S. Treasuries	147	—	(4)	143
Agency debt securities	55	—	—	55
Municipal bonds	35	—	—	35
Corporate bonds	5	—	(1)	4
Total debt securities	12,681	59	(183)	12,557
Publicly traded equity securities(2)	33	—	(1)	32
Total available-for-sale securities	$12,714	$59	$(184)	$12,589
Held-to-maturity securities:
Agency mortgage-backed securities and CMOs	$10,353	$149	$(58)	$10,444
Agency debentures	127	—	(2)	125
Agency debt securities	2,523	34	(13)	2,544
Other non-agency debt securities	10	—	—	10
Total held-to-maturity securities	$13,013	$183	$(73)	$13,123

(1)
During the three months ended June 30, 2016, securities with a fair value of approximately $492 million were transferred from available-for-sale securities to held-to-maturity securities pursuant to an evaluation of our investment strategy and an assessment by management about our intent and ability to hold those particular securities until maturity. See Note 12—Shareholders' Equity for information on the impact to accumulated other comprehensive income.

(2)	Consists of investments in a mutual fund related to the Community Reinvestment Act.

Contractual Maturities
The contractual maturities of all available-for-sale and held-to-maturity debt securities at June 30, 2016 are shown in the following table (dollars in millions):

	Amortized Cost	Fair Value
Available-for-sale debt securities:
Due within one year	$—	$—
Due within one to five years	11	11
Due within five to ten years	3,744	3,843
Due after ten years	9,846	10,008
Total available-for-sale debt securities	$13,601	$13,862
Held-to-maturity debt securities:
Due within one year	$23	$23
Due within one to five years	1,283	1,343
Due within five to ten years	4,430	4,636
Due after ten years	9,980	10,270
Total held-to-maturity debt securities	$15,716	$16,272
At June 30, 2016, the Company pledged $7 million of available-for-sale debt securities and $0.6 billion of held-to-maturity debt securities as collateral for derivatives and other purposes. At December 31, 2015, the Company pledged $17 million of available-for-sale debt securities and $0.7 billion of held-to-maturity debt securities as collateral for derivatives and other purposes.

Investments with Unrealized or Unrecognized Losses
The following tables show the fair value and unrealized or unrecognized losses on available-for-sale and held-to-maturity securities, aggregated by investment category, and the length of time that individual securities have been in a continuous unrealized or unrecognized loss position at June 30, 2016 and December 31, 2015 (dollars in millions):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized / Unrecognized Losses	Fair Value	Unrealized / Unrecognized Losses	Fair Value	Unrealized / Unrecognized Losses
June 30, 2016:
Available-for-sale securities:
Debt securities:
Agency mortgage-backed securities and CMOs	$1,208	$(5)	$1,501	$(13)	$2,709	$(18)
Corporate bonds	—	—	5	(1)	5	(1)
Total temporarily impaired available-for-sale securities	$1,208	$(5)	$1,506	$(14)	$2,714	$(19)
Held-to-maturity securities:
Agency mortgage-backed securities and CMOs	$137	$(1)	$1,436	$(15)	$1,573	$(16)
Agency debt securities	19	—	—	—	19	—
Total temporarily impaired held-to-maturity securities	$156	$(1)	$1,436	$(15)	$1,592	$(16)

December 31, 2015:
Available-for-sale securities:
Debt securities:
Agency mortgage-backed securities and CMOs	$6,832	$(88)	$2,496	$(78)	$9,328	$(166)
Agency debentures	329	(12)	9	—	338	(12)
U.S. Treasuries	143	(4)	—	—	143	(4)
Agency debt securities	55	—	—	—	55	—
Municipal bonds	—	—	15	—	15	—
Corporate bonds	—	—	4	(1)	4	(1)
Publicly traded equity securities	32	(1)	—	—	32	(1)
Total temporarily impaired available-for-sale securities	$7,391	$(105)	$2,524	$(79)	$9,915	$(184)
Held-to-maturity securities:
Agency mortgage-backed securities and CMOs	$2,807	$(25)	$1,495	$(33)	$4,302	$(58)
Agency debentures	114	(2)	—	—	114	(2)
Agency debt securities	1,006	(10)	134	(3)	1,140	(13)
Total temporarily impaired held-to-maturity securities	$3,927	$(37)	$1,629	$(36)	$5,556	$(73)
The Company does not believe that any individual unrealized loss in the available-for-sale portfolio or unrecognized loss in the held-to-maturity portfolio as of June 30, 2016 represents a credit loss. The Company does not intend to sell the debt securities in an unrealized or unrecognized loss position as of the balance sheet date and it is not more likely than not that the Company will be required to sell the debt securities before the anticipated recovery of its remaining amortized cost of the debt securities in an unrealized or unrecognized loss position at June 30, 2016.

There were no impairment losses recognized in earnings on available-for-sale or held-to-maturity securities during the six months ended June 30, 2016 and 2015, respectively.
Included within the Company's securities portfolios are securities that have been written-down to a zero carrying value. The credit loss component of debt securities held by the Company that had a noncredit loss component previously recognized in other comprehensive income was $152 million at both June 30, 2016 and December 31, 2015. Of these amounts, $123 million at both June 30, 2016 and December 31, 2015 relates to debt securities that have been factored to zero, but the Company still holds legal title to these securities until maturity or until they are sold.
Gains (Losses) on Securities and Other
The following table shows the components of the gains (losses) on securities and other line items on the consolidated statement of income for the three and six months ended June 30, 2016 and 2015 (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Gains on available-for-sale securities	$14	$8	$29	$18
Hedge ineffectiveness	(2)	3	(4)	2
Equity method investment income (loss) and other	(2)	(1)	(5)	5
Gains (losses) on securities and other	$10	$10	$20	$25
NOTE 6—LOANS RECEIVABLE, NET
Loans receivable, net at June 30, 2016 and December 31, 2015 are summarized as follows (dollars in millions):

	June 30, 2016	December 31, 2015
One- to four-family	$2,244	$2,488
Home equity	1,827	2,114
Consumer and other	292	341
Total loans receivable	4,363	4,943
Unamortized premiums, net	19	23
Allowance for loan losses	(293)	(353)
Total loans receivable, net	$4,089	$4,613
At June 30, 2016, the Company pledged $3.7 billion and $0.3 billion of loans as collateral to the FHLB and Federal Reserve Bank, respectively. At December 31, 2015, the Company pledged $4.2 billion and $0.3 billion of loans as collateral to the FHLB and Federal Reserve Bank, respectively.
The following table presents the total recorded investment in loans receivable and allowance for loan losses by loans that have been collectively evaluated for impairment and those that have been individually evaluated for impairment by loan class at June 30, 2016 and December 31, 2015 (dollars in millions):

	Recorded Investment		Allowance for Loan Losses
	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Collectively evaluated for impairment:
One- to four-family	$1,989	$2,219	$35	$31
Home equity	1,620	1,915	195	255
Consumer and other	295	344	6	6
Total collectively evaluated for impairment	3,904	4,478	236	292
Individually evaluated for impairment:
One- to four-family	270	286	7	9
Home equity	208	202	50	52
Total individually evaluated for impairment	478	488	57	61
Total	$4,382	$4,966	$293	$353
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
Credit Quality
The following tables show the distribution of the Company’s mortgage loan portfolios by credit quality indicator at June 30, 2016 and December 31, 2015 (dollars in millions):

	One- to Four-Family		Home Equity
Current LTV/CLTV (1)	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
<=80%	$1,425	$1,519	$759	$843
80%-100%	516	609	465	549
100%-120%	193	227	354	420
>120%	110	133	249	302
Total mortgage loans receivable	$2,244	$2,488	$1,827	$2,114
Average estimated current LTV/CLTV (2)	75%	77%	89%	90%
Average LTV/CLTV at loan origination (3)	71%	71%	81%	81%

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

	One- to Four-Family		Home Equity
Current FICO (1)	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
>=720	$1,301	$1,423	$910	$1,069
719 - 700	198	246	188	222
699 - 680	181	198	169	183
679 - 660	135	150	126	152
659 - 620	175	198	178	203
<620	254	273	256	285
Total mortgage loans receivable	$2,244	$2,488	$1,827	$2,114

(1)
FICO scores are updated on a quarterly basis; however, there were approximately $35 million and $39 million of one- to four-family loans at June 30, 2016 and December 31, 2015, respectively, and $3 million of home equity loans at both June 30, 2016 and December 31, 2015 for which the updated FICO scores were not available. For these loans, the current FICO distribution included the most recent FICO scores where available, otherwise the original FICO score was used.

Concentrations of Credit Risk
One- to four-family loans include loans for a five to ten year interest-only period, followed by an amortizing period ranging from 25 to 30 years. At June 30, 2016, 36% of the Company's one- to four-family portfolio was not yet amortizing. During the trailing twelve months ended June 30, 2016, borrowers of approximately 16% of the portfolio made voluntary annual principal payments of at least $2,500 and of this population, nearly half made principal payments that were $10,000 or greater.
The home equity loan portfolio is primarily second lien loans on residential real estate properties, which have a higher level of credit risk than first lien mortgage loans. Approximately 13% of the home equity portfolio was in the first lien position and the Company holds both the first and second lien positions in less than 1% of the home equity loan portfolio at June 30, 2016. The home equity loan portfolio consists of approximately 18% of home equity installment loans and approximately 82% of home equity lines of credit at June 30, 2016. Of the home equity lines of credit, approximately 55% had converted to amortizing loans at June 30, 2016.
Home equity installment loans are primarily fixed rate and fixed term, fully amortizing loans that do not offer the option of an interest-only payment. The majority of home equity lines of credit convert to amortizing loans at the end of the draw period, which typically ranges from five to ten years. Approximately 3% of this portfolio will require the borrowers to repay the loan in full at the end of the draw period. At June 30, 2016, 45% of the home equity line of credit portfolio had not converted from the interest-only draw period and had not begun amortizing. During the trailing twelve months ended June 30, 2016, borrowers of approximately 40% of the portfolio made annual principal payments of at least $500 on their home equity lines of credit and slightly under half reduced their principal balance by at least $2,500.
The following table outlines when one- to four-family and home equity lines of credit convert to amortizing by percentage of the one- to four-family portfolio and home equity line of credit portfolios, respectively, at June 30, 2016:

Period of Conversion to Amortizing Loan	% of One- to Four-Family Portfolio	% of Home Equity Line of Credit Portfolio
Already amortizing	64%	55%
Through December 31, 2016	12%	29%
Year ending December 31, 2017	24%	15%
Year ending December 31, 2018 or later	—%	1%
The average age of our mortgage loans receivable was 10.3 and 9.9 years at June 30, 2016 and December 31, 2015, respectively. Approximately 37% of the Company’s mortgage loans receivable were concentrated in California at both June 30, 2016 and December 31, 2015. No other state had concentrations of mortgage loans that represented 10% or more of the Company’s mortgage loans receivable at June 30, 2016 and December 31, 2015.

Delinquent Loans
The following table shows total loans receivable by delinquency category at June 30, 2016 and December 31, 2015 (dollars in millions):

	Current	30-89 Days Delinquent	90-179 Days Delinquent	180+ Days Delinquent	Total
June 30, 2016
One- to four-family	$2,047	$68	$26	$103	$2,244
Home equity	1,694	47	27	59	1,827
Consumer and other	287	5	—	—	292
Total loans receivable	$4,028	$120	$53	$162	$4,363
December 31, 2015
One- to four-family	$2,279	$72	$26	$111	$2,488
Home equity	1,978	52	31	53	2,114
Consumer and other	334	6	1	—	341
Total loans receivable	$4,591	$130	$58	$164	$4,943
Loans delinquent 180 days and greater have been written down to their expected recovery value. Loans delinquent 90 to 179 days generally have not been written down to their expected recovery value (unless they are in process of bankruptcy or are modifications for which there is substantial doubt as to the borrower’s ability to repay the loan), but present a risk of future charge-off. Additional charge-offs on loans delinquent 180 days and greater are possible if home prices decline beyond current estimates.
The Company monitors loans in which a borrower’s current credit history casts doubt on their ability to repay a loan. Loans are classified as special mention when they are between 30 and 89 days past due. The trend in special mention loan balances is generally indicative of the expected trend for charge-offs in future periods, as these loans have a greater propensity to migrate into nonaccrual status and ultimately charge-off. One- to four-family loans are generally secured in a first lien position by real estate assets, reducing the potential loss when compared to an unsecured loan. Home equity loans are generally secured by real estate assets; however, the majority of these loans are secured in a second lien position, which substantially increases the potential loss when compared to a first lien position. The loss severity of our second lien home equity loans was approximately 93% for a trailing twelve-month period as of June 30, 2016.
Nonperforming Loans
The Company classifies loans as nonperforming when they are no longer accruing interest, which includes loans that are 90 days and greater past due, TDRs that are on nonaccrual status for all classes of loans (including loans in bankruptcy) and certain junior liens that have a delinquent senior lien. The following table shows the comparative data for nonperforming loans at June 30, 2016 and December 31, 2015 (dollars in millions):

	June 30, 2016	December 31, 2015
One- to four-family	$247	$263
Home equity	166	154
Consumer and other	—	1
Total nonperforming loans receivable	$413	$418
Real Estate Owned and Loans with Formal Foreclosure Proceedings in Process
At both June 30, 2016 and December 31, 2015, the Company held $27 million of real estate owned that were acquired through foreclosure or through a deed in lieu of foreclosure or similar legal agreement. The Company also held $95 million and $108 million of loans for which formal foreclosure proceedings were in process at June 30, 2016 and December 31, 2015, respectively.

Allowance for Loan Losses
The following table provides a roll forward by loan portfolio of the allowance for loan losses for the three and six months ended June 30, 2016 and 2015 (dollars in millions):

	Three Months Ended June 30, 2016
	One- to Four-Family	Home Equity	Consumer and Other	Total
Allowance for loan losses, beginning of period	$49	$267	$6	$322
Provision (benefit) for loan losses	(8)	(28)	1	(35)
Charge-offs	—	(4)	(2)	(6)
Recoveries	1	10	1	12
Net (charge-offs) recoveries	1	6	(1)	6
Allowance for loan losses, end of period	$42	$245	$6	$293

	Three Months Ended June 30, 2015
	One- to Four-Family	Home Equity	Consumer and Other	Total
Allowance for loan losses, beginning of period	$31	$360	$11	$402
Provision (benefit) for loan losses	20	(15)	(2)	3
Charge-offs	(2)	(9)	(3)	(14)
Recoveries	—	9	2	11
Net (charge-offs) recoveries	(2)	—	(1)	(3)
Allowance for loan losses, end of period	$49	$345	$8	$402

	Six Months Ended June 30, 2016
	One- to Four-Family	Home Equity	Consumer and Other	Total
Allowance for loan losses, beginning of period	$40	$307	$6	$353
Provision (benefit) for loan losses	—	(70)	1	(69)
Charge-offs	(1)	(9)	(4)	(14)
Recoveries	3	17	3	23
Net (charge-offs) recoveries	2	8	(1)	9
Allowance for loan losses, end of period	$42	$245	$6	$293

	Six Months Ended June 30, 2015
	One- to Four-Family	Home Equity	Consumer and Other	Total
Allowance for loan losses, beginning of period	$27	$367	$10	$404
Provision (benefit) for loan losses	25	(17)	—	8
Charge-offs	(3)	(19)	(6)	(28)
Recoveries	—	14	4	18
Net (charge-offs) recoveries	(3)	(5)	(2)	(10)
Allowance for loan losses, end of period	$49	$345	$8	$402
Total loans receivable designated as held-for-investment decreased $0.5 billion during the six months ended June 30, 2016. The allowance for loan losses was $293 million, or 6.7% of total loans receivable, as of June 30, 2016 compared to $353 million, or 7.1% of total loans receivable, as of December 31, 2015.
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

Delinquency status is the primary measure the Company uses to evaluate the performance of loans modified as TDRs. As mentioned above, the Company classifies loans as nonperforming when they are no longer accruing interest, which includes loans that are 90 days and greater past due, TDRs that are on nonaccrual status for all classes of loans, including loans in bankruptcy, and certain junior liens that have a delinquent senior lien. The following table shows a summary of the Company’s recorded investment in TDRs that were on accrual and nonaccrual status, further disaggregated by delinquency status, in addition to the recorded investment in TDRs at June 30, 2016 and December 31, 2015 (dollars in millions):

		Nonaccrual TDRs
	Accrual TDRs(1)	Current(2)	30-89 Days Delinquent	90-179 Days Delinquent	180+ Days Delinquent	Total Recorded Investment in TDRs (3)(4)
June 30, 2016
One- to four-family	$102	$100	$18	$6	$44	$270
Home equity	113	55	10	6	24	208
Total	$215	$155	$28	$12	$68	$478
December 31, 2015
One- to four-family	$106	$106	$19	$8	$47	$286
Home equity	120	42	11	8	21	202
Total	$226	$148	$30	$16	$68	$488

(1)	Represents loans modified as TDRs that are current and have made six or more consecutive payments.

(2)	Represents loans modified as TDRs that are current but have not yet made six consecutive payments, bankruptcy loans and certain junior lien TDRs that have a delinquent senior lien.

(3)
The unpaid principal balance in one- to four-family TDRs was $267 million and $283 million at June 30, 2016 and December 31, 2015, respectively. For home equity loans, the recorded investment in TDRs represents the unpaid principal balance.

(4)
Total recorded investment in TDRs at June 30, 2016 consisted of $332 million of loans modified as TDRs and $146 million of loans that have been charged off due to bankruptcy notification. Total recorded investment in TDRs at December 31, 2015 consisted of $334 million of loans modified as TDRs and $154 million of loans that have been charged off due to bankruptcy notification.

The following table shows the average recorded investment and interest income recognized both on a cash and accrual basis for the Company’s TDRs during the three and six months ended June 30, 2016 and 2015 (dollars in millions):

	Average Recorded Investment		Interest Income Recognized
	Three Months Ended June 30,		Three Months Ended June 30,
	2016	2015	2016	2015
One- to four-family	$278	$307	$3	$2
Home equity	206	221	4	4
Total	$484	$528	$7	$6

	Average Recorded Investment		Interest Income Recognized
	Six Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
One- to four-family	$280	$310	$5	$4
Home equity	206	219	8	9
Total	$486	$529	$13	$13

Included in the allowance for loan losses was a specific valuation allowance of $57 million and $61 million that was established for TDRs at June 30, 2016 and December 31, 2015, respectively. The specific allowance for these individually impaired loans represents the forecasted losses over the estimated remaining life of the loans, including the economic concessions granted to the borrowers. The following table shows detailed information related to the Company’s TDRs at June 30, 2016 and December 31, 2015 (dollars in millions):

	June 30, 2016			December 31, 2015
	Recorded Investment in TDRs	Specific Valuation Allowance	Net Investment in TDRs	Recorded Investment in TDRs	Specific Valuation Allowance	Net Investment in TDRs
With a recorded allowance:
One- to four-family	$64	$7	$57	$72	$9	$63
Home equity	$114	$50	$64	$111	$52	$59
Without a recorded allowance:(1)
One- to four-family	$206	$—	$206	$214	$—	$214
Home equity	$94	$—	$94	$91	$—	$91
Total:
One- to four-family	$270	$7	$263	$286	$9	$277
Home equity	$208	$50	$158	$202	$52	$150

(1)	Represents loans where the discounted cash flow analysis or collateral value is equal to or exceeds the recorded investment in the loan.
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
The following table shows loans modified as TDRs by delinquency category at June 30, 2016 and December 31, 2015 (dollars in millions):

	Modifications Current	Modifications 30-89 Days Delinquent	Modifications 90-179 Days Delinquent	Modifications 180+ Days Delinquent	Total Recorded Investment in Modifications(1)
June 30, 2016
One- to four-family	$133	$8	$3	$15	$159
Home equity	148	8	4	13	173
Total	$281	$16	$7	$28	$332
December 31, 2015
One- to four-family	$138	$11	$5	$16	$170
Home equity	139	8	6	11	164
Total	$277	$19	$11	$27	$334

(1)	Includes loans modified as TDRs that also had received a bankruptcy notification of $44 million and $42 million at June 30, 2016 and December 31, 2015, respectively.

The following table shows loans modified as TDRs and the specific valuation allowance by loan portfolio as well as the percentage of total expected losses at June 30, 2016 and December 31, 2015 (dollars in millions):

	Recorded Investment in Modifications before Charge-offs	Charge-offs	Recorded Investment in Modifications	Specific Valuation Allowance	Net Investment in Modifications	Specific Valuation Allowance as a % of Modifications	Total Expected Losses
June 30, 2016
One- to four-family	$205	$(46)	$159	$(7)	$152	4%	26%
Home equity	285	(112)	173	(50)	123	29%	57%
Total	$490	$(158)	$332	$(57)	$275	17%	44%
December 31, 2015
One- to four-family	$216	$(46)	$170	$(9)	$161	5%	25%
Home equity	284	(120)	164	(52)	112	32%	61%
Total	$500	$(166)	$334	$(61)	$273	18%	45%
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
The vast majority of the Company’s loans modified as TDRs include an interest rate reduction in combination with another type of concession. The Company prioritizes the interest rate reduction modifications in combination with the other modification categories. Each class is mutually exclusive in that if a modification had an interest rate reduction with an extension and other modification, the modification would only be presented in the extension column in the table below. The following tables provide the number of loans and post-modification balances immediately after being modified by major class during the three and six months ended June 30, 2016 and 2015 (dollars in millions):

	Three Months Ended June 30, 2016
		Interest Rate Reduction
	Number of Loans	Re-age/ Extension/ Interest Capitalization	Other with Interest Rate Reduction	Other(1)	Total
One- to four-family	7	$2	$—	$1	$3
Home equity	164	3	2	6	11
Total	171	$5	$2	$7	$14

	Three Months Ended June 30, 2015
		Interest Rate Reduction
	Number of Loans	Re-age/ Extension/ Interest Capitalization	Other with Interest Rate Reduction	Other	Total
One- to four-family	10	$2	$—	$1	$3
Home equity	10	1	—	—	1
Total	20	$3	$—	$1	$4

	Six Months Ended June 30, 2016
		Interest Rate Reduction
	Number of Loans	Re-age/ Extension/ Interest Capitalization	Other with Interest Rate Reduction	Other(1)	Total
One- to four-family	21	$6	$—	$2	$8
Home equity	357	5	3	18	26
Total	378	$11	$3	$20	$34

	Six Months Ended June 30, 2015
		Interest Rate Reduction
	Number of Loans	Re-age/ Extension/ Interest Capitalization	Other with Interest Rate Reduction	Other(1)	Total
One- to four-family	16	$3	$—	$1	$4
Home equity	253	2	1	16	19
Total	269	$5	$1	$17	$23

(1)
Includes TDRs that resulted from a loan modification program being offered to a subset of borrowers with home equity lines of credit whose original loan terms provided the borrowers the option to accelerate their date of conversion to amortizing loans. As certain terms of the Company's offer represented economic concessions, such as longer amortization periods than were in the original loan agreements, to certain borrowers experiencing financial difficulty, this program resulted in $6 million and $15 million of TDRs during the three and six months ended June 30, 2016, respectively, and $14 million of TDRs during the six months ended June 30, 2015.

The Company considers modifications that become 30 days past due to have experienced a payment default. The following table shows the recorded investment in modifications that experienced a payment default within 12 months after the modification for the three and six months ended June 30, 2016 and 2015 (dollars in millions):

	Three Months Ended June 30,
	2016		2015
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
One- to four-family(1)	2	$1	—	$—
Home equity(2)	17	1	28	1
Total	19	$2	28	$1

	Six Months Ended June 30,
	2016		2015
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
One- to four-family(1)	7	$3	2	$1
Home equity(2)(3)	30	2	68	3
Total	37	$5	70	$4

(1)	For both the six months ended June 30, 2016 and 2015, $1 million of the recorded investment in one- to four-family loans that had a payment default in the trailing 12 months was classified as current.

(2)
For both the three and six months ended June 30, 2016, less than $1 million of the recorded investment in home equity loans that had a payment default in the trailing 12 months was classified as current, compared to $1 million and $2 million for the three and six months ended June 30, 2015, respectively.

(3)	The majority of these home equity modifications during the six months ended June 30, 2015 experienced servicer transfers during this same period.
NOTE 7—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The Company enters into derivative transactions primarily to protect against interest rate risk on the value of certain assets, liabilities and future cash flows. Each derivative instrument is recorded on the consolidated balance sheet at fair value as a freestanding asset or liability. The following table summarizes the fair value of derivatives as reported in the consolidated balance sheet at June 30, 2016 and December 31, 2015 (dollars in millions):

		Fair Value
	Notional	Asset(1)	Liability(2)	Net(3)
June 30, 2016
Interest rate contracts:
Fair value hedges	$2,743	$—	$(193)	$(193)
Total derivatives designated as hedging instruments(4)	$2,743	$—	$(193)	$(193)
December 31, 2015
Interest rate contracts:
Fair value hedges	$2,204	$10	$(55)	$(45)
Total derivatives designated as hedging instruments(4)	$2,204	$10	$(55)	$(45)

(1)	Reflected in the other assets line item on the consolidated balance sheet.

(2)	Reflected in the other liabilities line item on the consolidated balance sheet.

(3)	Represents derivative assets net of derivative liabilities for disclosure purposes only.

(4)	All derivatives were designated as hedging instruments at June 30, 2016 and December 31, 2015.
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
The following table summarizes the effect of interest rate contracts designated as fair value hedges and related hedged items on the consolidated statement of income for the three and six months ended June 30, 2016 and 2015 (dollars in millions):

	Three Months Ended June 30,
	2016			2015
	Hedging Instrument	Hedged Item	Hedge Ineffectiveness(1)	Hedging Instrument	Hedged Item	Hedge Ineffectiveness(1)
Agency debentures	$(43)	$42	$(1)	$36	$(35)	$1
Agency mortgage-backed securities	(45)	44	(1)	59	(57)	2
Total gains (losses) included in earnings	$(88)	$86	$(2)	$95	$(92)	$3

	Six Months Ended June 30,
	2016			2015
	Hedging Instrument	Hedged Item	Hedge Ineffectiveness(1)	Hedging Instrument	Hedged Item	Hedge Ineffectiveness(1)
Agency debentures	$(90)	$88	$(2)	$15	$(15)	$—
Agency mortgage-backed securities	(114)	112	(2)	40	(38)	2
Total gains (losses) included in earnings	$(204)	$200	$(4)	$55	$(53)	$2

(1)	Reflected in the gains (losses) on securities and other line item on the consolidated statement of income.
NOTE 8—DEPOSITS
Deposits are summarized as follows (dollars in millions):

	Amount		Weighted-Average Rate
	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Sweep deposits(1)	$27,772	$24,018	0.01%	0.01%
Complete savings deposits	3,185	3,357	0.01%	0.01%
Checking deposits	1,208	1,239	0.03%	0.03%
Other money market and savings deposits	764	792	0.01%	0.01%
Time deposits(2)	35	39	0.21%	0.38%
Total deposits(3)	$32,964	$29,445	0.01%	0.01%

(1)
The Company's sweep deposits product transfers brokerage customer balances to bank subsidiaries, which hold these funds as customer deposits in FDIC insured demand deposit and money market deposit accounts.

(2)	Time deposits represent certificates of deposit as of June 30, 2016 and December 31, 2015, and include brokered certificates of deposit as of December 31, 2015.

(3)	As of June 30, 2016 and December 31, 2015, the Company had $165 million and $173 million in non-interest bearing deposits, respectively.

NOTE 9— OTHER BORROWINGS
Other borrowings at June 30, 2016 and December 31, 2015 are summarized as follows (dollars in millions):

	June 30, 2016	December 31, 2015
Trust preferred securities(1)	$409	$409
Repurchase agreements(2)	—	82
Total other borrowings	$409	$491

(1)	The Company's TRUPs begin maturing in 2031.

(2)	The maximum amount at any month end for repurchase agreements was $3.8 billion for the year ended December 31, 2015.
External Lines of Credit maintained at E*TRADE Clearing
E*TRADE Clearing's external liquidity lines total approximately $1.1 billion as of June 30, 2016 and include the following:

•
a 364-day, $400 million senior unsecured committed revolving credit facility with a syndicate of banks that matures in June 2017. This revolving credit facility replaced the $345 million senior unsecured committed revolving credit facility which expired in accordance with its terms;

•	secured committed lines of credit with two unaffiliated banks, aggregating to $175 million and scheduled to mature in June 2017;

•
unsecured uncommitted lines of credit with two unaffiliated banks aggregating to $100 million, of which $75 million is scheduled to mature in August 2016 and the remaining line has no maturity date; and

•	secured uncommitted lines of credit with several unaffiliated banks aggregating to $375 million that have no maturity dates.
The revolving credit facility contains maintenance covenants relating to E*TRADE Clearing's minimum consolidated tangible net worth and regulatory net capital ratio. There were no outstanding balances for these lines at June 30, 2016.

NOTE 10—CORPORATE DEBT
Corporate debt at June 30, 2016 and December 31, 2015 is outlined in the following table (dollars in millions):

	Face Value	Discount	Net
June 30, 2016
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
Credit Facility
In November 2014, the Company entered into a $200 million senior secured revolving credit facility and in February of 2015, entered into an amendment to increase commitments thereunder by $50 million. At June 30, 2016, there was no outstanding balance under the revolving credit facility and available capacity for borrowings was $250 million. The credit facility expires in November 2017. The Company has the ability to borrow against the credit facility for working capital and general corporate purposes. The credit facility contains certain maintenance covenants, including the requirement for the parent company to maintain unrestricted cash of $100 million.

NOTE 11—INCOME TAXES
Income Tax Expense (Benefit)
Income tax expense was $81 million and $122 million for the three and six months ended June 30, 2016, respectively, compared to an income tax benefit of $175 million and $152 million for the same periods in 2015. The effective tax rates were 38% and 30% for the three and six months ended June 30, 2016, respectively, compared to (149)% and (84)% for the same periods in 2015.
The effective tax rate of 30% for the six months ended June 30, 2016 was driven by the release of valuation allowances on certain state deferred tax assets. Effective January 1, 2016, the Company elected to treat its broker-dealers, E*TRADE Securities and E*TRADE Clearing, as single member LLCs for tax purposes. The election to be treated as single member LLCs and future income projections at the broker-dealers will result in the utilization of certain state deferred tax assets, primarily state NOLs, against which the Company had recorded valuation allowances. Accordingly, the Company recognized a tax benefit of $31 million during the three months ended March 31, 2016.
The effective tax rates for the three and six months ended June 30, 2015 were driven by the settlement of the IRS examination of the Company's 2007, 2009, and 2010 federal tax returns, which resulted in the recognition of a $220 million income tax benefit in the second quarter of 2015.
Deferred Taxes and Valuation Allowance
Deferred income taxes are recorded when revenues and expenses are recognized in different periods for financial statement and tax return purposes. As of June 30, 2016 and December 31, 2015, the Company had not established a valuation allowance against its federal deferred tax assets, as it believed that it was more likely than not that all of these assets would be realized. The Company continues to maintain valuation allowances against the portion of its state and foreign country deferred tax assets that it does not believe would be realized. The Company’s deferred tax asset, valuation allowance, and deferred tax liability balances at June 30, 2016 and December 31, 2015 are summarized in the following table (dollars in millions):

	June 30,	December 31,
	2016	2015
Total deferred tax assets	$1,337	$1,548
Valuation allowance	(49)	(82)
Total deferred tax assets, net of valuation allowance	1,288	1,466
Total deferred tax liabilities	(458)	(433)
Net deferred tax assets, net	$830	$1,033

NOTE 12—SHAREHOLDERS' EQUITY
The following tables present after-tax changes in each component of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2016 and 2015 (dollars in millions):

	Available-for-sale Securities	Cash Flow Hedging Instruments	Foreign Currency Translation	Total
Balance, December 31, 2015	$(101)	$—	$2	$(99)
Other comprehensive income before reclassifications	94	—	—	94
Amounts reclassified from accumulated other comprehensive loss	(9)	—	—	(9)
Net change	85	—	—	85
Balance, March 31, 2016	$(16)	$—	$2	$(14)
Other comprehensive income before reclassifications	69	—	—	69
Amounts reclassified from accumulated other comprehensive income	(9)	—	—	(9)
Net change	60	—	—	60
Balance, June 30, 2016 (1)	$44	$—	$2	$46

(1)
Includes unrealized losses of approximately $9 million related to available-for-sale securities that were transferred to held-to-maturity during the three months ended June 30, 2016. See Note 5—Available-for-Sale and Held-to-Maturity Securities for additional information.

	Available-for-sale Securities	Cash Flow Hedging Instruments	Foreign Currency Translation	Total
Balance, December 31, 2014	$7	$(261)	$5	$(249)
Other comprehensive income (loss) before reclassifications	39	(11)	—	28
Amounts reclassified from accumulated other comprehensive loss	(6)	16	—	10
Net change	33	5	—	38
Balance, March 31, 2015	$40	$(256)	$5	$(211)
Other comprehensive income (loss) before reclassifications	(59)	6	—	(53)
Amounts reclassified from accumulated other comprehensive loss	(5)	16	—	11
Net change	(64)	22	—	(42)
Balance, June 30, 2015	$(24)	$(234)	$5	$(253)

The following tables present other comprehensive income (loss) activity and the related tax effect for the three and six months ended June 30, 2016 and 2015 (dollars in millions):

	Three Months Ended June 30,
	2016			2015
	Before tax	Tax Effect	After tax	Before tax	Tax Effect	After tax
Available-for-sale securities:
Unrealized gains (losses)	$112	$(43)	$69	$(95)	$36	$(59)
Reclassification into earnings	(14)	5	(9)	(8)	3	(5)
Net change from available-for-sale securities	98	(38)	60	(103)	39	(64)
Cash flow hedging instruments:
Unrealized gains (losses)	—	—	—	8	(2)	6
Reclassification into earnings	—	—	—	26	(10)	16
Net change from cash flow hedging instruments	—	—	—	34	(12)	22
Other comprehensive income (loss)	$98	$(38)	$60	$(69)	$27	$(42)

	Six Months Ended June 30,
	2016			2015
	Before tax	Tax Effect	After tax	Before tax	Tax Effect	After tax
Available-for-sale securities:
Unrealized gains (losses)	$264	$(101)	$163	$(32)	$12	$(20)
Reclassification into earnings	(29)	11	(18)	(18)	7	(11)
Net change from available-for-sale securities	235	(90)	145	(50)	19	(31)
Cash flow hedging instruments:
Unrealized gains (losses)	—	—	—	(9)	4	(5)
Reclassification into earnings	—	—	—	52	(20)	32
Net change from cash flow hedging instruments	—	—	—	43	(16)	27
Other comprehensive income (loss)	$235	$(90)	$145	$(7)	$3	$(4)

The following table presents the income statement line items impacted by reclassifications out of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2016 and 2015 (dollars in millions):

Accumulated Other Comprehensive Income (Loss) Components	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)				Affected Line Items in the Consolidated Statement of Income
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Available-for-sale securities:
	$14	$8	$29	$18	Gains (losses) on securities and other
	(5)	(3)	(11)	(7)	Tax expense
	$9	$5	$18	$11	Reclassification into earnings, net
Cash flow hedging instruments:
	$—	$(26)	$—	$(52)	Interest expense
	—	10	—	20	Tax benefit
	$—	$(16)	$—	$(32)	Reclassification into earnings, net
Conversions of Convertible Debentures
During the six months ended June 30, 2016 and 2015, $5 million and $3 million of the Company’s convertible debentures were converted into 0.5 million and 0.3 million shares of common stock, respectively.
Share Repurchases
On November 19, 2015, the Company announced that its Board of Directors authorized the repurchase of up to $800 million of shares of the Company's common stock through March 31, 2017. During the six months ended June 30, 2016, the Company repurchased a total of $452 million, or 19.0 million shares, of common stock under this program which brings total repurchases to $502 million, or 20.6 million shares, since inception. As of June 30, 2016, $298 million remained available for additional repurchases. The Company accounts for share repurchases retired after repurchase by allocating the excess repurchase price over par to additional paid-in-capital.

NOTE 13—EARNINGS PER SHARE
The following table presents a reconciliation of basic and diluted earnings per share (in millions, except share data and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Basic:
Net income	$133	$292	$286	$332
Basic weighted-average shares outstanding (in thousands)	277,013	290,086	281,141	289,915
Basic earnings per share	$0.48	$1.01	$1.02	$1.15
Diluted:
Net income	$133	$292	$286	$332
Basic weighted-average shares outstanding (in thousands)	277,013	290,086	281,141	289,915
Effect of dilutive securities:
Weighted-average convertible debentures (in thousands)	319	3,568	457	3,603
Weighted-average options and restricted stock issued to employees (in thousands) (1)	646	1,282	828	1,394
Diluted weighted-average shares outstanding (in thousands)	277,978	294,936	282,426	294,912
Diluted earnings per share	$0.48	$0.99	$1.01	$1.13

(1)
Excludes less than 0.1 million and 0.1 million shares, respectively, of stock options and restricted stock awards and units for both the three and six months ended June 30, 2016 and 2015 as the effect would have been anti-dilutive.

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

At June 30, 2016 and December 31, 2015, all of the Company’s broker-dealer subsidiaries met minimum net capital requirements. The tables below summarize the minimum capital requirements and excess capital for the Company’s broker-dealer subsidiaries at June 30, 2016 and December 31, 2015 (dollars in millions):

	Required Net Capital	Net Capital	Excess Net Capital
June 30, 2016:
E*TRADE Clearing(1)(2)	$150	$875	$725
E*TRADE Securities(1)(3)	—	82	82
Other broker-dealer	1	14	13
Total	$151	$971	$820
December 31, 2015:
E*TRADE Clearing(1)	$161	$1,007	$846
E*TRADE Securities(1)	—	49	49
Other broker-dealers	1	15	14
Total	$162	$1,071	$909

(1)	Elected to use the Alternative method to compute net capital. The net capital requirement was $250,000 for E*TRADE Securities for both periods presented.

(2)	E*TRADE Clearing paid dividends of $199 million to the parent company during the six months ended June 30, 2016 and $28 million in July 2016.

(3)	E*TRADE Securities paid dividends of $51 million to the parent company during the six months ended June 30, 2016 and $57 million in July 2016.
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
Quantitative measures established by regulation to ensure capital adequacy require E*TRADE Financial and E*TRADE Bank to meet minimum Common equity Tier 1 capital, Tier 1 risk-based capital, Total risk-based capital, and Tier 1 leverage ratios. Events beyond management's control, such as deterioration in credit markets, could adversely affect future earnings and E*TRADE Financial’s and E*TRADE Bank’s ability to meet future capital requirements. E*TRADE Financial and E*TRADE Bank were categorized as "well capitalized" under the regulatory framework for prompt corrective action for the periods presented in the table below (dollars in millions):

	June 30, 2016					December 31, 2015
	Actual		Well Capitalized Minimum Capital		Excess Capital	Actual		Well Capitalized Minimum Capital		Excess Capital
	Amount	Ratio	Amount	Ratio	Amount	Amount	Ratio	Amount	Ratio	Amount
E*TRADE Financial:
Tier 1 leverage	$3,463	7.5%	$2,299	5.0%	$1,164	$3,747	9.0%	$2,093	5.0%	$1,654
Common equity Tier 1 capital	$3,463	35.6%	$632	6.5%	$2,831	$3,747	39.3%	$620	6.5%	$3,127
Tier 1 risk-based capital	$3,463	35.6%	$778	8.0%	$2,685	$3,747	39.3%	$763	8.0%	$2,984
Total risk-based capital	$4,006	41.2%	$973	10.0%	$3,033	$4,186	43.9%	$954	10.0%	$3,232

	June 30, 2016					December 31, 2015
	Actual		Well Capitalized Minimum Capital		Excess Capital	Actual		Well Capitalized Minimum Capital		Excess Capital
	Amount	Ratio	Amount	Ratio	Amount	Amount	Ratio	Amount	Ratio	Amount
E*TRADE Bank(1)
Tier 1 leverage	$2,940	8.2%	$1,804	5.0%	$1,136	$3,075	9.7%	$1,579	5.0%	$1,496
Common equity Tier 1 capital	$2,940	34.2%	$559	6.5%	$2,381	$3,075	36.5%	$548	6.5%	$2,527
Tier 1 risk-based capital	$2,940	34.2%	$688	8.0%	$2,252	$3,075	36.5%	$674	8.0%	$2,401
Total risk-based capital	$3,052	35.5%	$860	10.0%	$2,192	$3,185	37.8%	$842	10.0%	$2,343

(1)	E*TRADE Bank paid dividends of $333 million to the parent company during the six months ended June 30, 2016.
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
On May 16, 2011, Droplets Inc., the holder of two patents pertaining to user interface servers, filed a complaint in the U.S. District Court for the Eastern District of Texas against E*TRADE Financial Corporation, E*TRADE Securities, E*TRADE Bank and multiple other unaffiliated financial services firms. Plaintiff contends that the defendants engaged in patent infringement under federal law. Plaintiff seeks unspecified damages and an injunction against future infringements, plus royalties, costs, interest and attorneys’ fees. On March 28, 2012, a change of venue was granted and the case was transferred to the United States District Court for the Southern District of New York. The Company's motion for summary judgment on the grounds of non-infringement was granted by the U.S. District Court in a Decision and Order dated March 9, 2015. All remaining claims are stayed pending resolution of issues on Droplet's remaining patents under review by the Patent Trial and Appeal Board ("PTAB"). On July 6, 2015, the PTAB instituted an inter partes review of plaintiff's '115 patent. A hearing on the inter partes review was conducted on March 14, 2016. On June 23, 2016, the PTAB deemed Droplets’ putative '115 patent to be “unpatentable.” In a separate proceeding, the PTAB has also separately deemed Droplets’ putative '838 patent to be “unpatentable.” Droplets has indicated an intent to appeal. The Company will continue to defend itself vigorously in this matter.
Several cases have been filed nationwide involving the April 2007 leveraged buyout ("LBO") of the Tribune Company ("Tribune") by Sam Zell, and the subsequent bankruptcy of Tribune. In William Niese et al. v. A.G. Edwards et al., in Superior Court of Delaware, New Castle County, former Tribune employees and retirees claimed that Tribune was actually insolvent at the time of the LBO and that the LBO constituted a fraudulent transaction that depleted the plaintiffs’ retirement plans, rendering them worthless. E*TRADE Clearing, along with numerous other financial institutions, is a named defendant in this case. One of the defendants removed the action to federal district court in Delaware on July 1, 2011. In Deutsche Bank Trust Company Americas et al. v. Adaly Opportunity Fund et al., filed in the Supreme Court of New York, New York County on June 3, 2011, the Trustees of certain notes issued by Tribune allege wrongdoing in connection with the LBO. In particular the Trustees claim that the LBO constituted a constructive fraudulent transfer under various state laws. G1 Execution Services, LLC (formerly known as E*TRADE Capital Markets, LLC), along with numerous other financial institutions, is a named defendant in this case. In Deutsche Bank et al. v. Ohlson et al., filed in the U.S. District Court for the Northern District of Illinois, noteholders of Tribune asserted claims of constructive fraud and G1 Execution Services, LLC is a named defendant in this case. Under the agreement governing the sale of G1 Execution Services, LLC to Susquehanna International Group, LLP, the Company remains responsible for any resulting actions taken against G1 Execution Services, LLC as a result of such investigation. In EGI-TRB LLC et al. v. ABN-AMRO et al., filed in the Circuit Court of Cook County Illinois, creditors of Tribune assert fraudulent conveyance claims against multiple shareholder defendants and E*TRADE Clearing is a named defendant in this case. These cases have been consolidated into a multi-district litigation. The Company’s time to answer or otherwise respond to the complaints has been stayed pending further orders of the Court. On September 18, 2013, the Court entered the Fifth Amended Complaint. On September 23, 2013, the Court granted the defendants’ motion to dismiss the individual creditors’ complaint. The individual creditors filed a notice of appeal. The steering committees for plaintiffs and defendants have submitted a joint plan for the next phase of litigation. The next phase of the action will involve individual motions to dismiss. On April 22, 2014, the Court issued its protocols for dismissal motions for those defendants who were "mere conduits" who facilitated the transactions at issue. The motion to dismiss Count I of the Fifth Amended Complaint for failure to state a cause of action was fully briefed on July 2, 2014, and the parties await decision on that motion. The Litigation Trustee for the Plaintiffs dismissed all claims against E*TRADE Clearing pursuant to a Stipulation confirmed by the Court on June 7, 2016. The only E*TRADE entity remaining in the case is the E*TRADE S&P 500 Fund. The claims against the E*TRADE S&P 500 Fund are not material in amount. Nevertheless, the Company will continue to defend itself vigorously in these matters.
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
On March 26, 2015, a putative class action was filed in the U.S. District Court for the Northern District of California by Ty Rayner, on behalf of himself and all others similarly situated, naming E*TRADE Financial Corporation and E*TRADE Securities as defendants. The complaint alleges that E*TRADE breached a fiduciary duty and unjustly enriched itself in connection with the routing of its customers’ orders to various market-makers and exchanges. Plaintiff seeks unspecified damages, declaratory relief, restitution, disgorgement of payments received by the Company, and attorneys’ fees. By stipulation, the parties have agreed to extend indefinitely the due date for a response to the claim. On July 23, 2016, a putative class action was filed in the U.S. District Court for the Southern District of New York by Craig L. Schwab, on behalf of himself and others similarly situated, naming E*TRADE Financial Corporation, E*TRADE Securities LLC, Paul Idzik and David Herbert as defendants. The complaint alleges that E*TRADE violated federal securities laws in connection with the routing of its customers’ orders to various market-makers and exchanges. Plaintiff seeks unspecified damages, declaratory relief, restitution, disgorgement of payments received by the Company, and attorneys’ fees. The complaint has not been served. The Company will continue to defend itself vigorously in these matters.
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
During 2012, the Company completed a review of order handling practices and pricing for order flow between E*TRADE Securities and G1 Execution Services, LLC. The Company implemented changes to its practices and procedures that were recommended during the review. Banking regulators and federal securities regulators were regularly updated during the course of the review. Subsequently, on July 11, 2013, FINRA notified E*TRADE Securities and G1 Execution Services, LLC that it was conducting an examination of both firms’ order handling practices. On March 19, 2015, the Company received a Wells notice from FINRA's Market Regulation Department relating to the adequacy of E*TRADE Securities' order-routing disclosures and supervisory process for reviewing execution quality during the period covered by the Company's 2012 internal review (July 2011 - June 2012). The Company cooperated fully with FINRA in the examination. In June 2016, E*TRADE Securities entered into a settlement with FINRA whereby it agreed to a censure and paid a $900,000 fine.

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
The Company’s equity method, cost method and other investments are generally limited liability investments in partnerships, companies and other similar entities, including tax credit partnerships and community development entities, which are not required to be consolidated. The Company had $50 million in unfunded commitments with respect to these investments at June 30, 2016.
At June 30, 2016, the Company had approximately $25 million of certificates of deposit scheduled to mature in less than one year and approximately $50 million of unfunded commitments to extend credit.
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
During the 30-year period prior to the redemption of the TRUPs, ETBH guarantees the accrued and unpaid distributions on these securities, as well as the redemption price of the securities and certain costs that may be incurred in liquidating, terminating or dissolving the trusts (all of which would otherwise be payable by the trusts). At June 30, 2016, management estimated that the maximum potential liability under this arrangement, including the current carrying value of the trusts, was equal to approximately $418 million or the total face value of these securities plus accrued interest payable, which may be unpaid at the termination of the trust arrangement.

NOTE 16—SUBSEQUENT EVENTS
OptionsHouse Acquisition
On July 25, 2016, the Company announced an agreement to acquire Aperture New Holdings, Inc., the ultimate parent company of OptionsHouse, an online brokerage, for $725 million in cash. The Company intends to finance the transaction through the issuance of up to $400 million of non-cumulative perpetual preferred stock and corporate cash.  The acquisition is expected to close in the fourth quarter of 2016, subject to customary closing conditions and regulatory approvals.

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

(b)
There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2016, identified in connection with management's evaluation required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
ITEM 1.    LEGAL PROCEEDINGS
Information in response to this item can be found under the heading Legal Matters in Note 15—Commitments, Contingencies and Other Regulatory Matters to Part I. Item 1. Consolidated Financial Statements (Unaudited) in this Quarterly Report and is incorporated by reference into this item.
ITEM 1A.    RISK FACTORS
There have been no material changes in the Company's risk factors from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Share Repurchases
The table below shows the timing and impact of our share repurchases during the three months ended June 30, 2016 (dollars in millions, except share data and per share amounts):

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of the Publicly Announced Plan(3)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan(3)
April 1, 2016 - April 30, 2016	800,342	$25.79	800,000	$428.6
May 1, 2016 - May 31, 2016	3,900,479	25.30	3,900,000	329.9
June 1, 2016 - June 30, 2016	1,207,777	26.65	1,200,000	297.9
Total	5,908,598	25.64	5,900,000

(1)	Includes 8,598 shares withheld to satisfy tax withholding obligations associated with restricted shares.

(2)	Excludes commission paid.

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
*10.1
364-Day Credit Agreement, dated as of June 24, 2016, among E*TRADE Clearing LLC, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, U.S. Bank National Association, Industrial and Commercial Bank of China Limited, New York Branch, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Bank, National Association, as Syndication Agents, and J.P. Morgan Securities LLC, U.S. Bank National Association, Industrial and Commercial Bank of China Limited, New York Branch, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Bank, National Association, as Joint Bookrunners and Joint Lead Arrangers

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
Dated: August 4, 2016

E*TRADE Financial Corporation (Registrant)

By	/S/ PAUL T. IDZIK
Paul T. Idzik
Chief Executive Officer
(Principal Executive Officer)

By	/S/ MICHAEL A. PIZZI
Michael A. Pizzi
Chief Financial Officer
(Principal Financial Officer)

By	/S/ BRENT B. SIMONICH
Brent B. Simonich
Corporate Controller
(Principal Accounting Officer)