Form 10-Q
period 2016-09-30
E TRADE FINANCIAL Corp
filed 2016-11-03
CIK 1015780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
_____________________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
or
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
As of October 31, 2016, there were 273,812,280 shares of common stock outstanding.

E*TRADE FINANCIAL CORPORATION
FORM 10-Q QUARTERLY REPORT
For the Quarter Ended September 30, 2016

i

Unless otherwise indicated, references to "the Company," "we," "us," "our" and "E*TRADE" mean E*TRADE Financial Corporation and its subsidiaries, and references to the parent company mean E*TRADE Financial Corporation but not its subsidiaries.
E*TRADE, E*TRADE Financial, E*TRADE Bank, the Converging Arrows logo and OptionsHouse are registered trademarks of E*TRADE Financial Corporation or its subsidiaries in the United States and in other countries.

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
OVERVIEW
Strategy
Our business strategy is centered on two key objectives: accelerating the growth of our core brokerage business to drive organic growth and improve market share, and generating robust earnings growth and healthy returns on capital to deliver long-term value for our stockholders.
Accelerate Growth of Core Brokerage Business

•	Enhance digital and offline customer experience
We are focused on delivering cutting-edge trading solutions while improving our market position in investing products. Through these offerings, we aim to continue growing our customer base while deepening engagement with our existing customers.

•	Capitalize on value of corporate services channel
We leverage our industry-leading position in corporate stock plan administration to improve client acquisition and engage with plan participants to bolster awareness of our full suite of offerings. Our corporate services channel is a strategically important driver of brokerage account and asset growth.

Generate Robust Earnings Growth and Healthy Returns on Capital

•	Utilize balance sheet to enhance returns
We utilize our bank structure to effectively monetize brokerage relationships by investing stable, low-cost deposits primarily in agency mortgage-backed securities. Meanwhile, we continue to manage down the size and risk associated with our legacy loan portfolio.

•	Put capital to work for shareholders
As we continue to deliver on our capital plan initiatives, we are focused on generating and effectively deploying excess capital for the benefit of our shareholders.
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
Financial Statement Presentation
Beginning January 1, 2016, we changed our segment reporting structure to align with the manner in which business performance is now reviewed and resource allocation decisions are now made. As business performance assessments and resource allocation decisions are based on consolidated operating margin, we no longer have separate operating segments and, accordingly, no longer present disaggregated segment financial results. We also updated the presentation of the consolidated statement of income (loss) to reflect how business performance is now measured and prior periods have been reclassified to conform to the current period presentation:

•	interest expense related to corporate debt and interest income related to corporate cash reclassified from other income (expense) to net interest income;

•	losses on early extinguishment of debt, net reclassified from other income (expense) to non-interest expense; and

•	other income (expense) reclassified from other income (expense) to gains (losses) on securities and other, net.
Our net revenue is generated primarily from net interest income, commissions and fees and service charges. Net interest income is largely impacted by the size of our balance sheet, our balance sheet mix, and average yields on our assets and liabilities. Net interest income is driven primarily from interest earned on margin receivables and investment securities, less interest paid on interest-bearing liabilities, including deposits, customer payables, corporate debt and other borrowings. Net interest income is also earned on our legacy loan portfolio which we expect to continue to run off in future periods. Commissions revenue is generated by customer trades and is largely impacted by trade volume and commission rates. Fees and service charges revenue is mainly impacted by order flow revenue, fees earned on off-balance sheet customer cash and other assets, and advisor management fees. Our net revenue is offset by non-interest expenses, the largest of which are compensation and benefits and advertising and market development.

Significant Events in the Third Quarter of 2016
Completed the Acquisition of OptionsHouse

•
On September 12, 2016, we completed the acquisition of Aperture New Holdings, Inc., the ultimate parent company of OptionsHouse, an online brokerage, for $725 million. We funded the transaction through the issuance of fixed-to-floating rate non-cumulative perpetual preferred stock for gross proceeds of $400 million, and the remainder with existing corporate cash. For additional information, see Note 2—Business Acquisition.

Converted a substantial portion of off-balance sheet customer cash into our sweep deposit account program

•
During the third quarter of 2016, we converted $4.1 billion of customer cash to our sweep deposit account program. This conversion, along with the acquisition of OptionsHouse, increased the total amount of customer cash that will be available to bring back on to our balance sheet to approximately $11 billion. We expect to cross the $50 billion consolidated assets regulatory threshold during the first half of 2017 and anticipate ending the second quarter of 2017 with approximately $56 billion of total consolidated assets. We are continuing to monitor and prepare for the incremental regulatory and reporting requirements that may become applicable.

$125 million in dividends paid from bank and broker-dealer subsidiaries to the parent company

•	E*TRADE Bank paid a dividend of $40 million to the parent company during the third quarter of 2016.

•	E*TRADE Clearing paid a dividend of $28 million to the parent company during the third quarter of 2016.

•	E*TRADE Securities paid a dividend of $57 million to the parent company during the third quarter of 2016.

Key Performance Metrics
Management monitors a number of metrics in evaluating the Company’s performance. The most significant of these are shown in the table and discussed in the text below:

	Three Months Ended September 30,		Variance	Nine Months Ended September 30,		Variance
	2016(1)	2015	2016 vs. 2015	2016(1)	2015	2016 vs. 2015
Customer Activity Metrics:
Daily average revenue trades ("DARTs")	151,905	155,985	(3)%	156,368	158,326	(1)%
Derivative DARTs %	26%	25%	1%	25%	24%	1%
Average commission per trade	$10.97	$10.87	1%	$10.81	$10.92	(1)%
Customer margin balances (dollars in billions)	$6.8	$7.9	(14)%	$6.8	$7.9	(14)%
End of period brokerage accounts(2)	3,438,975	3,203,531	7%	3,438,975	3,203,531	7%
Net new brokerage accounts(2)	161,885	2,205	*	225,434	59,608	*
Brokerage account attrition rate(2)	8.0%	11.4%	(3.4)%	8.1%	10.0%	(1.9)%
Customer assets (dollars in billions)	$306.8	$276.6	11%	$306.8	$276.6	11%
Net new brokerage assets (dollars in billions)	$5.4	$2.1	157%	$9.9	$6.5	52%
Brokerage related cash (dollars in billions)	$48.3	$40.2	20%	$48.3	$40.2	20%
Company Metrics:
Operating margin	46%	(403)%	*	44%	(7)%	*
Adjusted operating margin(3)	34%	32%	2%	35%	31%	4%
Cash and equivalents (dollars in millions)	$1,467	$1,453	1%	$1,467	$1,453	1%
Corporate cash (dollars in millions)(4)	$306	$432	(29)%	$306	$432	(29)%
E*TRADE Financial Tier 1 leverage ratio	7.3%	8.5%	(1.2)%	7.3%	8.5%	(1.2)%
E*TRADE Bank Tier 1 leverage ratio(5)	8.5%	9.2%	(0.7)%	8.5%	9.2%	(0.7)%
Special mention loan delinquencies (dollars in millions)	$107	$113	(5)%	$107	$113	(5)%
Allowance for loan losses (dollars in millions)	$235	$376	(38)%	$235	$376	(38)%
Net interest margin (basis points)	259	247	5%	267	242	10%
Interest-earning assets (average dollars in billions)	$44.5	$40.5	10%	$42.9	$41.4	4%
Total employees (period end)	3,655	3,310	10%	3,655	3,310	10%

*	Percentage not meaningful.

(1)
Includes OptionsHouse activity from the September 12, 2016 acquisition date, as follows, for the three and nine months ended September 30, 2016: DARTs of 6,492 and 2,198, respectively; addition to derivatives as a percentage of total DARTs of 2% and 1%, respectively; customer margin balances of $0.3 billion; net new and end of period brokerage accounts of 147,761; customer assets and net new brokerage assets of $3.7 billion; and brokerage related cash of $1.5 billion.

(2)
Net new and end of period brokerage accounts for the nine months ended September 30, 2016 were impacted by the closure of 4,430 accounts related to the shutdown of the Company's Hong Kong and Singapore operations. Excluding the impact of these closed accounts, brokerage account attrition rate was 8.0% for the nine months ended September 30, 2016. Net new brokerage accounts and end of period brokerage accounts for the nine months ended September 30, 2015 were impacted by the closure of 3,484 accounts related to the escheatment of unclaimed property and 16,818 and 20,143 accounts during the three and nine months ended September 30, 2015, respectively, related to the shutdown of the Company's global trading platform. Excluding the impact of these items, brokerage account attrition rate was 9.3% and 9.0% for the three and nine months ended September 30, 2015, respectively.

(3)	See Earnings Overview for a reconciliation of this non-GAAP measure to the most directly comparable GAAP measure.

(4)	See Liquidity and Capital Resources for a reconciliation of this non-GAAP measure to the most directly comparable GAAP measure.

(5)	E*TRADE Securities and E*TRADE Clearing were moved out from under E*TRADE Bank in February 2015 and July 2015, respectively.

Customer Activity Metrics

•	DARTs are the predominant driver of commissions revenue from our customers. Derivative DARTs include options and futures.

•	Average commission per trade is an indicator of changes in our customer mix, product mix and/or product pricing.

•
Customer margin balances represent credit extended to customers to finance their purchases of securities by borrowing against securities they own. Customer margin includes margin receivables held on the Company's balance sheet, which are a key driver of net interest income. It also includes margin receivables of OptionsHouse customers that are held by a third party clearing firm.

•
End of period brokerage accounts, net new brokerage accounts and brokerage account attrition rate are indicators of our ability to attract and retain brokerage customers. The brokerage account attrition rate is calculated by dividing attriting brokerage accounts by total brokerage accounts at the previous period end, and is presented on an annualized basis. Attriting brokerage accounts are derived by subtracting net new brokerage accounts from gross new brokerage accounts.

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

•
Brokerage related cash is an indicator of the level of engagement with our brokerage customers and is a key driver of net interest income as well as fees and service charges revenue, which includes fees earned on customer cash held by third parties.

Company Metrics

•	Operating margin is the percentage of net revenue that results in income before income taxes. The percentage is calculated by dividing income before income taxes by total net revenue.

•
Adjusted operating margin is a non-GAAP measure calculated by dividing adjusted income before income taxes by adjusted total net revenue. Adjusted income before income taxes excludes the loss on termination of legacy wholesale funding obligations recognized in the gains (losses) on securities and other, net line item, provision (benefit) for loan losses and the losses on early extinguishment of debt, net line item. Adjusted total net revenue excludes the loss on termination of legacy wholesale funding obligations from total net revenue. Adjusted operating margin provides a useful measure of our ongoing operating performance and is used by management for this purpose as these adjustments are not viewed as key factors governing our investments in the business. See Earnings Overview for a reconciliation of this non-GAAP measure to the most directly comparable GAAP measure.

•
Corporate cash is a component of cash and equivalents and is the primary source of capital above and beyond the capital deployed in our regulated subsidiaries. See Liquidity and Capital Resources for a reconciliation of this non-GAAP measure to the most directly comparable GAAP measure.

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

•
Net interest margin is a measure of the net yield on our average interest-bearing assets. Net interest margin is calculated for a given period by dividing the annualized sum of net interest income by average interest-bearing assets.

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
Each of our banking entities has deposits insured by the Federal Deposit Insurance Corporation ("FDIC") and pays quarterly assessments to the Deposit Insurance Fund ("DIF"), maintained by the FDIC, for this insurance coverage. On March 25, 2016, the FDIC published its final rule to add a surcharge to the regular DIF assessments of banks with $10 billion or more in assets, which includes E*TRADE Bank. Under the final rule, E*TRADE Bank is subject to an additional surcharge applied to its assessment base, which took effect for the assessment period beginning on July 1, 2016. Surcharges at an annual rate of 4.5 basis points will be assessed until the sooner of (1) the fund attaining 1.35 percent or (2) fourth quarter 2018. The FDIC anticipates eight quarters of "surcharge assessments." There may be a one-time “shortfall assessment” in the first quarter of 2019 to bring the fund immediately to 1.35 percent if needed. The surcharge has not had and is not expected to have a material impact on our financial condition, results of operations or cash flows.
For additional information, see Part I. Item 1. Business—Regulation in our Annual Report on Form 10-K for the year ended December 31, 2015.

EARNINGS OVERVIEW
The following table sets forth the significant components of the consolidated statement of income (loss) (dollars in millions except per share amounts):

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
			2016 vs. 2015				2016 vs. 2015
	2016	2015	Amount	%	2016	2015	Amount	%
Net interest income	$287	$249	$38	15%	$860	$751	$109	15%
Total non-interest income (loss)	199	(188)	387	*	572	180	392	218%
Total net revenue	486	61	425	697%	1,432	931	501	54%
Provision (benefit) for loan losses	(62)	(25)	(37)	148%	(131)	(17)	(114)	671%
Total non-interest expense	323	332	(9)	(3)%	930	1,014	(84)	(8)%
Income (loss) before income tax expense (benefit)	225	(246)	471	*	633	(66)	699	*
Income tax expense (benefit)	86	(93)	179	*	208	(245)	453	*
Net income (loss)	$139	$(153)	$292	*	$425	$179	$246	137%
Diluted earnings (loss) per share	$0.51	$(0.53)	$1.04	*	$1.52	$0.61	$0.91	149%

*	Percentage not meaningful.
Net income (loss) was $139 million and $(153) million, or $0.51 and $(0.53) per diluted share for the three months ended September 30, 2016 and 2015, respectively. Net income increased 137% to $425 million, or $1.52 per diluted share, for the nine months ended September 30, 2016, respectively, compared to the same period in 2015. The net loss for the three months ended September 30, 2015 was primarily driven by the $413 million pre-tax charge on the termination of legacy wholesale funding obligations recognized during the third quarter of 2015. This pre-tax charge included $43 million of losses on early extinguishment of debt, and $370 million of losses that were reclassified from accumulated other comprehensive loss related to cash flow hedges into the gains (losses) on securities and other, net line item. In addition, the nine months ended September 30, 2015 included a $73 million pre-tax loss on early extinguishment of debt recognized in the first quarter of 2015 which was offset by a $220 million income tax benefit resulting from the settlement of an IRS examination in the second quarter of 2015.
Net Revenue
The components of net revenue and the resulting variances are as follows (dollars in millions):

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
			2016 vs. 2015				2016 vs. 2015
	2016	2015	Amount	%	2016	2015	Amount	%
Net interest income	$287	$249	$38	15%	$860	$751	$109	15%
Commissions	107	108	(1)	(1)%	320	325	(5)	(2)%
Fees and service charges	68	52	16	31%	188	159	29	18%
Gains (losses) on securities and other, net	14	(358)	372	*	34	(333)	367	*
Other revenues	10	10	—	—%	30	29	1	3%
Total non-interest income	199	(188)	387	*	572	180	392	218%
Total net revenue	$486	$61	$425	697%	$1,432	$931	$501	54%

*	Percentage not meaningful.
Net Interest Income
Net interest income increased 15% to $287 million and 15% to $860 million for the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015. Net interest income is earned primarily through investment securities, margin receivables and our legacy loan portfolio, which will continue to run off in future periods, offset by funding costs. During the third quarter of 2015, we terminated $4.4 billion of legacy wholesale funding obligations, which has significantly reduced our funding costs and improved our ability to generate net interest income.
The following table presents average balance sheet data and interest income and expense data, as well as the related net interest margin, yields and rates prepared on the basis required by the SEC’s Industry Guide 3, "Statistical Disclosure by Bank Holding Companies" (dollars in millions):

	Three Months Ended September 30, (1)
	2016			2015
	Average Balance	Interest Inc./Exp.	Average Yield/ Cost	Average Balance	Interest Inc./Exp.	Average Yield/ Cost
Cash and equivalents	$1,989	$2	0.42%	$1,806	$1	0.18%
Cash required to be segregated under federal or other regulation	1,885	2	0.33%	318	1	0.18%
Available-for-sale securities	13,301	66	1.99%	12,584	57	1.83%
Held-to-maturity securities	15,937	109	2.73%	11,879	85	2.84%
Margin receivables	6,479	60	3.68%	7,984	70	3.51%
Loans (2)	4,202	46	4.44%	5,453	58	4.25%
Broker-related receivables and other	696	—	0.13%	461	—	0.69%
Subtotal interest-earning assets	44,489	285	2.56%	40,485	272	2.68%
Other interest revenue (3)	—	24		—	25
Total interest-earning assets	44,489	309	2.77%	40,485	297	2.93%
Total non-interest-earning assets (4)	4,793			4,220
Total assets	$49,282			$44,705

Deposits	$32,285	$1	0.01%	$25,659	$1	0.01%
Customer payables	7,592	2	0.06%	6,348	2	0.07%
Broker-related payables and other	1,258	—	0.00%	1,749	—	0.00%
Other borrowings (5)	409	4	4.15%	3,582	30	3.38%
Corporate debt	993	13	5.40%	1,023	13	5.23%
Subtotal interest-bearing liabilities	42,537	20	0.19%	38,361	46	0.48%
Other interest expense (6)	—	2		—	2
Total interest-bearing liabilities	42,537	22	0.20%	38,361	48	0.49%
Total non-interest-bearing liabilities (7)	719			573
Total liabilities	43,256			38,934
Total shareholders' equity	6,026			5,771
Total liabilities and shareholders' equity	$49,282			$44,705
Excess of interest earning assets over interest bearing liabilities/net interest income/net interest margin	$1,952	$287	2.59%	$2,124	$249	2.47%

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

(3)	Represents interest income on securities loaned.

(4)	Non-interest earning assets consist of property and equipment, net, goodwill, other intangibles, net and other assets that do not generate interest income.

(5)	In September 2015, we terminated $4.4 billion of legacy wholesale funding obligations.

(6)	Represents interest expense on securities borrowed.

(7)	Non-interest bearing liabilities consist of other liabilities that do not generate interest expense.

	Nine Months Ended September 30, (1)
	2016			2015
	Average Balance	Interest Inc./Exp.	Average Yield/ Cost	Average Balance	Interest Inc./Exp.	Average Yield/ Cost
Cash and equivalents	$1,730	$5	0.40%	$1,692	$2	0.17%
Cash required to be segregated under federal or other regulation	1,540	4	0.33%	335	1	0.14%
Available-for-sale securities	13,149	198	2.01%	12,838	189	1.97%
Held-to-maturity securities	14,993	319	2.84%	12,173	259	2.83%
Margin receivables	6,553	185	3.77%	7,997	208	3.48%
Loans (2)	4,505	146	4.33%	5,838	177	4.04%
Broker-related receivables and other	470	1	0.21%	575	2	0.68%
Subtotal interest-earning assets	42,940	858	2.67%	41,448	838	2.70%
Other interest revenue (3)	—	65		—	85
Total interest-earning assets	42,940	923	2.87%	41,448	923	2.97%
Total non-interest-earning assets (4)	4,882			4,528
Total assets	$47,822			$45,976

Deposits	$31,243	$3	0.01%	$25,667	$4	0.02%
Customer payables	6,988	4	0.07%	6,438	4	0.08%
Broker-related payables and other	1,351	—	0.00%	1,779	—	0.00%
Other borrowings (5)	418	13	4.23%	4,514	112	3.35%
Corporate debt	994	40	5.40%	1,103	46	5.70%
Subtotal interest-bearing liabilities	40,994	60	0.19%	39,501	166	0.57%
Other interest expense (6)	—	3		—	6
Total interest-bearing liabilities	40,994	63	0.20%	39,501	172	0.57%
Total non-interest-bearing liabilities (7)	1,010			874
Total liabilities	42,004			40,375
Total shareholders' equity	5,818			5,601
Total liabilities and shareholders' equity	$47,822			$45,976
Excess of interest earning assets over interest bearing liabilities/net interest income/net interest margin	$1,946	$860	2.67%	$1,947	$751	2.42%

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
Average interest-earning assets increased 10% to $44.5 billion and 4% to $42.9 billion for the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015. The fluctuation in interest-earning assets is generally driven by changes in interest-bearing liabilities, primarily deposits and customer payables. Average interest-bearing liabilities increased 11% to $42.5 billion and 4% to $41.0 billion for the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015. The increases were primarily due to increased deposits as a result of transferring customer cash held by third parties to our balance sheet using our sweep deposit platform. The increases were partially offset by the termination of our legacy wholesale funding obligations during the third quarter of 2015. For additional information on our balance sheet growth and customer cash held by third parties, see Balance Sheet Overview.
Beginning in 2016, we transitioned to utilizing net interest margin as the key metric for measuring our performance in leveraging our bank structure to effectively monetize brokerage relationships. Net interest margin increased 12 basis points to 2.59% and 25 basis points to 2.67% for the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015. Net interest margin is driven by the mix of asset and liability average balances and the interest rates earned or paid on those balances. The increases were primarily due to lower borrowing costs resulting from the termination of $4.4 billion of legacy wholesale funding obligations during the third quarter of 2015. In addition, for the three and nine months ended September 30, 2016, revenue from investments in securities increased primarily as a result of increased balances compared to the prior periods. These increases were partially offset by the lower rates earned on reinvesting funds in securities as our legacy loan portfolios continue to pay down. Margin balances also decreased 19% and 18%, respectively, for the three and nine months ended September 30, 2016 compared to the same periods in 2015; however, the impact of the margin receivables decrease was partially offset by increased rates earned on margin due to the increase in market interest rates and changes in customer mix.
Commissions
Commissions revenue decreased 1% to $107 million and 2% to $320 million for the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015. The main factors that affect commissions revenue are DARTs, average commission per trade and the number of trading days.
DARTs volume decreased 3% to 151,905 and 1% to 156,368 for the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015. Derivative DARTs represented 26% and 25% of trading volume for the three and nine months ended September 30, 2016, respectively, compared to 25% and 24% of trading volume for the same periods in 2015.
Average commission per trade increased 1% to $10.97 and decreased 1% to $10.81 for the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015. Average commission per trade is impacted by customer mix and the different commission rates on various trade types (e.g. equities, derivatives, stock plan, and mutual funds).
Fees and Service Charges
Fees and service charges increased 31% to $68 million and 18% to $188 million for the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015. The components of fees and service charges and the resulting variances are as follows (dollars in millions):

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
			2016 vs. 2015				2016 vs. 2015
	2016	2015	Amount	%	2016	2015	Amount	%
Order flow revenue	$24	$21	$3	14%	$68	$65	$3	5%
Money market funds and sweep deposits revenue(1)	13	7	6	86%	31	18	13	72%
Mutual fund service fees	9	7	2	29%	27	19	8	42%
Advisor management fees	8	6	2	33%	21	20	1	5%
Foreign exchange revenue	6	3	3	100%	15	12	3	25%
Reorganization fees	4	3	1	33%	11	8	3	38%
Other fees and service charges	4	5	(1)	(20)%	15	17	(2)	(12)%
Total fees and service charges	$68	$52	$16	31%	$188	$159	$29	18%

(1)
Includes revenue earned on average customer cash held by third parties based on the federal funds rate or LIBOR plus a negotiated spread or other contractual arrangements with the third party institutions.

The increase in fees and services charges for the three and nine months ended September 30, 2016, compared to the same periods in 2015, was primarily driven by increased mutual fund service fees and the impact of increased market interest rates on customer cash held by third parties. Fees and service charges may decline in future periods as we continue to transfer customer cash held by third parties onto our balance sheet.

Gains (Losses) on Securities and Other, Net
The components of gains (losses) on securities and other, net and the resulting variances are as follows (dollars in millions):

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
			2016 vs. 2015				2016 vs. 2015
	2016	2015	Amount	%	2016	2015	Amount	%
Reclassification of deferred losses on cash flow hedges	$—	$(370)	$370	(100)%	$—	$(370)	$370	(100)%
Gains on available-for-sale securities, net:
Gains on available-for-sale securities	17	30	(13)	(43)%	46	48	(2)	(4)%
Losses on available-for-sale securities	—	(19)	19	(100)%	—	(19)	19	(100)%
Subtotal	17	11	6	55%	46	29	17	59%
Hedge ineffectiveness	(4)	(2)	(2)	100%	(8)	—	(8)	*
Equity method investment income (loss) and other	1	3	(2)	(67)%	(4)	8	(12)	*
Gains (losses) on securities and other, net	$14	$(358)	$372	*	$34	$(333)	$367	*

*	Percentage not meaningful.
Gains (losses) on securities and other, net was $14 million and $34 million for the three and nine months ended September 30, 2016, respectively, compared to $(358) million and $(333) million for the same periods in 2015. During the three and nine months ended September 30, 2016 increased net gains on the sale of available-for-sale agency securities were partially offset by losses on hedge ineffectiveness, and for nine months ended September 30, 2016 additionally by losses on equity method investments. Gains (losses) on securities and other, net for the three and nine months ended September 30, 2015 included $370 million of losses reclassified from accumulated other comprehensive loss related to cash flow hedges as a result of the termination of $4.4 billion of legacy wholesale funding obligations during the third quarter of 2015.
Provision (Benefit) for Loan Losses
We recognized a benefit for loan losses of $62 million and $131 million for the three and nine months ended September 30, 2016, respectively, compared to a benefit of $25 million and $17 million for the same periods in 2015. The current period provision benefit of $62 million includes approximately $40 million resulting from updated performance expectations based on the sustained outperformance of a substantial volume of high-risk home equity lines of credit ("HELOCs"). The current period benefit also reflected recoveries in excess of prior expectations, including recoveries of previous charge-offs that were not included in our loss estimates, as well as payoffs on loans converting to amortizing. The timing and magnitude of the provision (benefit) for loan losses is affected by many factors that could result in variability, particularly as mortgage loans reach the end of their interest-only period. For additional information on management's estimate of the allowance for loan losses, see Concentrations of Credit Risk.

Non-Interest Expense
The components of non-interest expense and the resulting variances are as follows (dollars in millions):

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
			2016 vs. 2015				2016 vs. 2015
	2016	2015	Amount	%	2016	2015	Amount	%
Compensation and benefits	$123	$123	$—	—%	$374	$354	$20	6%
Advertising and market development	27	23	4	17%	100	89	11	12%
Clearing and servicing	26	23	3	13%	75	72	3	4%
Professional services	26	24	2	8%	70	77	(7)	(9)%
Occupancy and equipment	24	21	3	14%	71	64	7	11%
Communications	22	24	(2)	(8)%	65	62	3	5%
Depreciation and amortization	20	21	(1)	(5)%	60	61	(1)	(2)%
FDIC insurance premiums	6	7	(1)	(14)%	18	36	(18)	(50)%
Amortization of other intangibles	5	5	—	—%	15	15	—	—%
Restructuring and acquisition-related activities	25	2	23	*	28	8	20	250%
Losses on early extinguishment of debt, net	—	39	(39)	(100)%	—	112	(112)	(100)%
Other non-interest expenses	19	20	(1)	(5)%	54	64	(10)	(16)%
Total non-interest expense	$323	$332	$(9)	(3)%	$930	$1,014	$(84)	(8)%

*	Percentage not meaningful.
Compensation and Benefits
Compensation and benefits remained unchanged at $123 million and increased 6% to $374 million for the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015. Employee headcount at September 30, 2016 compared to September 30, 2015 increased 10% as we hired additional customer service professionals and financial consultants consistent with our key business objective of accelerating growth of the core brokerage business. Executive severance expense of $6 million was recognized during both the three months ended September 30, 2016 and the nine months ended September 30, 2015. However, the impact of this hiring and severance expense for the three months ended September 30, 2016 was offset by the reversal of share-based compensation and other incentive compensation that will not vest due to the Company's restructuring activities during the three months ended September 30, 2016. For additional information, see Note 3—Restructuring and Acquisition-Related Activities.
Advertising and Market Development
Advertising and market development increased 17% to $27 million and 12% to $100 million for the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015. The increases were primarily due to investments to drive customer acquisition and deepen engagement during the three and nine months ended September 30, 2016.
Professional Services
Professional services expense increased 8% to $26 million and decreased 9% to $70 million for the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015. The decrease for the nine months ended September 30, 2016 was primarily driven by lower project-based consulting expenses, compared to the same period in 2015.

Occupancy and Equipment
Occupancy and equipment expense increased 14% to $24 million and 11% to $71 million for the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015. The increases were primarily driven by higher facilities expenses and increased software maintenance and licensing costs compared to the same periods in 2015.
FDIC Insurance Premiums
FDIC insurance premiums decreased 14% to $6 million and 50% to $18 million for the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015. The decrease for the nine months ended September 30, 2016 was driven by lower rate assessments due to continued improvement in our overall risk profile compared to the same period in 2015. The three months ended September 30, 2016 also reflected the impact of the FDIC's DIF assessment changes which included decreases to the initial assessment rates that were partially offset by the surcharge.
Restructuring and Acquisition-Related Activities
Restructuring and acquisition-related activities were $25 million and $28 million for the three and nine months ended September 30, 2016, compared to $2 million and $8 million for the same periods in 2015. Restructuring and acquisition-related activities during the three and nine months ended September 30, 2016 reflected $18 million and $21 million, respectively, of restructuring costs and $7 million of expense related to the OptionsHouse acquisition. The restructuring costs for the three and nine months ended September 30, 2016 primarily related to severance charges from the realignment of our core brokerage business and a focused review of our organizational structure and expenses. These restructuring activities are expected to eliminate approximately $21 million of future annual expenses, primarily compensation and benefits. We expect to incur additional restructuring costs in the future as we complete the integration of OptionsHouse by the third quarter of 2017. For additional information, see Note 3—Restructuring and Acquisition-Related Activities.
Losses on Early Extinguishment of Debt, Net
There were no losses on early extinguishment of debt, net for the three and nine months ended September 30, 2016, compared to $39 million and $112 million for the three and nine months ended September 30, 2015. During the third quarter of 2015, we terminated legacy wholesale funding obligations which resulted in a pre-tax loss of $43 million that was offset by a $4 million gain on the extinguishment of certain trust preferred securities. During the first quarter of 2015 we issued 4 5/8% Senior Notes and used the net proceeds together with corporate cash to redeem the 6 3/8% Senior Notes, which resulted in a $73 million pre-tax loss on early extinguishment of debt.
Other Non-Interest Expenses
Other non-interest expenses decreased 5% to $19 million and 16% to $54 million for the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015. The decrease for the nine months ended September 30, 2016, compared to the same period in 2015 was primarily driven by a $9 million expense related to a third party contract amendment executed during the second quarter of 2015.
Operating Margin
Operating margin was 46% and 44% for the three and nine months ended September 30, 2016, respectively, compared to (403)% and (7)% for the same periods in 2015. Adjusted operating margin, a non-GAAP measure, was 34% and 35% for the three and nine months ended September 30, 2016, respectively, compared to 32% and 31% for the same periods in 2015.
Adjusted operating margin is a non-GAAP measure calculated by dividing adjusted income before income taxes by adjusted total net revenue. Adjusted income before income taxes excludes the loss on termination of legacy wholesale funding obligations recognized in the gains (losses) on securities and other, net line item, provision (benefit) for loan losses and the losses on early extinguishment of debt, net line item. The following table provides a reconciliation of adjusted income before income tax expense and adjusted operating margin, non-GAAP measures, to the most directly comparable GAAP measures (dollars in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
	Amount	Operating Margin %	Amount	Operating Margin %	Amount	Operating Margin %	Amount	Operating Margin %
Income (loss) before income tax expense (benefit) / operating margin	$225	46%	$(246)	(403)%	$633	44%	$(66)	(7)%
Add back impact of pre-tax items:
Loss included in Gains (losses) on securities and other, net	—		370		—		370
Provision (benefit) for loan losses	(62)		(25)		(131)		(17)
Losses on early extinguishment of debt, net(1)	—		39		—		112
Subtotal	(62)		384		(131)		465
Adjusted income before income tax expense (benefit) / adjusted operating margin	$163	34%	$138	32%	$502	35%	$399	31%

(1)
Includes $43 million losses on early extinguishment of debt related to the termination of legacy wholesale funding obligations, partially offset by $4 million gain on the extinguishment of certain trust preferred securities for both the three and nine months ended September 30, 2015. The nine months ended September 30, 2015 also includes $73 million losses on early extinguishment of debt.

Adjusted total net revenue excludes the loss on termination of legacy wholesale funding obligations from total net revenue. The following table provides a reconciliation of adjusted total net revenue, a non-GAAP measure, to the most directly comparable GAAP measure (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Total net revenue	$486	$61	$1,432	$931
Add back impact of termination of legacy wholesale funding obligations:
Loss included in Gains (losses) on securities and other, net	—	370	—	370
Adjusted total net revenue	$486	$431	$1,432	$1,301
Income Tax Expense (Benefit)
Income tax expense was $86 million and $208 million for the three and nine months ended September 30, 2016, respectively, compared to an income tax benefit of $93 million and $245 million for the same periods in 2015. The effective tax rates were 38% and 33% for the three and nine months ended September 30, 2016, respectively, compared to 38% and 372% for the same periods in 2015.
The effective tax rate of 33% for the nine months ended September 30, 2016 was primarily driven by a $31 million tax benefit recognized during the three months ended March 31, 2016 related to the release of valuation allowances against certain state deferred tax assets. Effective January 1, 2016, we elected to treat E*TRADE Securities and E*TRADE Clearing as single member LLCs for tax purposes. Prior to this election, the broker-dealers were treated as separate taxable corporations. The election to be treated as single member LLCs, in addition to the future income projections at the broker-dealers, will result in the utilization of certain state deferred tax assets, primarily state NOLs, against which we had previously recorded valuation allowances.
The effective tax rate of 372% for the nine months ended September 30, 2015 was driven by the settlement of an IRS examination, resulting in a $220 million income tax benefit in the second quarter of 2015. For additional information, see Note 13—Income Taxes.

BALANCE SHEET OVERVIEW
The following table sets forth the significant components of the consolidated balance sheet (dollars in millions):

			Variance
	September 30,	December 31,	2016 vs. 2015
	2016	2015	Amount	%
Assets:
Cash and equivalents	$1,467	$2,233	$(766)	(34)%
Segregated cash	2,159	1,057	1,102	104%
Securities(1)	29,682	25,602	4,080	16%
Margin receivables	6,552	7,398	(846)	(11)%
Loans receivable, net	3,832	4,613	(781)	(17)%
Receivables from brokers, dealers and clearing organizations(2)	1,118	520	598	115%
Goodwill and other intangibles, net	2,698	1,966	732	37%
Deferred tax assets, net	725	1,033	(308)	(30)%
Other(3)	966	1,005	(39)	(4)%
Total assets	$49,199	$45,427	$3,772	8%
Liabilities and shareholders’ equity:
Deposits	$31,697	$29,445	$2,252	8%
Customer payables	7,827	6,544	1,283	20%
Payables to brokers, dealers and clearing organizations(4)	1,227	1,576	(349)	(22)%
Other borrowings	409	491	(82)	(17)%
Corporate debt	994	997	(3)	—%
Other liabilities	729	575	154	27%
Total liabilities	42,883	39,628	3,255	8%
Shareholders’ equity	6,316	5,799	517	9%
Total liabilities and shareholders’ equity	$49,199	$45,427	$3,772	8%

(1)	Includes balance sheet line items available-for-sale and held-to-maturity securities.

(2)	Includes deposits paid for securities borrowed of $657 million and $120 million as of September 30, 2016 and December 31, 2015, respectively.

(3)	Includes balance sheet line items property and equipment, net and other assets.

(4)	Includes deposits received for securities loaned of $1.2 billion and $1.5 billion as of September 30, 2016 and December 31, 2015, respectively.
Cash and Equivalents
Cash and equivalents decreased 34% to $1.5 billion during the nine months ended September 30, 2016. We used existing corporate cash along with the gross proceeds from the issuance of $400 million of fixed-to-floating rate non-cumulative preferred stock to fund the acquisition of OptionsHouse in the third quarter of 2016. In addition, cash was used for repurchases of common stock and purchases of investment securities during the nine months ended September 30, 2016. For additional information on our use of corporate cash, see Liquidity and Capital Resources.
Segregated Cash
Segregated cash increased 104% to $2.2 billion during the nine months ended September 30, 2016. The level of cash required to be segregated under federal or other regulations, or segregated cash, is driven largely by customer payables and securities lending balances we hold as liabilities in excess of the amount of margin receivables and securities borrowed balances we hold as assets. The excess represents customer cash that we are required by our regulators to segregate for the exclusive benefit of our brokerage customers.

Securities
Available-for-sale and held-to-maturity securities are summarized as follows (dollars in millions):

			Variance
	September 30,	December 31,	2016 vs. 2015
	2016	2015	Amount	%
Available-for-sale securities:
Debt securities:
Agency mortgage-backed securities and CMOs	$12,180	$11,763	$417	4%
Other debt securities	1,280	794	486	61%
Total debt securities	13,460	12,557	903	7%
Publicly traded equity securities(1)	33	32	1	3%
Total available-for-sale securities	$13,493	$12,589	$904	7%
Held-to-maturity securities:
Agency mortgage-backed securities and CMOs	$13,176	$10,353	$2,823	27%
Other debt securities	3,013	2,660	353	13%
Total held-to-maturity securities	$16,189	$13,013	$3,176	24%
Total investments in securities	$29,682	$25,602	$4,080	16%

(1)	Consists of investments in a mutual fund related to the Community Reinvestment Act.
Securities represented 60% and 56% of total assets at September 30, 2016 and December 31, 2015, respectively. We classify debt securities as available-for-sale or held-to-maturity based on our investment strategy and management’s assessment of our intent and ability to hold the debt securities until maturity.
The increase in total investments in securities during the nine months ended September 30, 2016 was primarily due to net purchases of investment securities as a result of increased sweep deposits and the reinvestment of funds as our loan portfolios pay down. During the three months ended June 30, 2016, securities with a fair value of approximately $492 million were transferred from available-for-sale to held-to-maturity pursuant to an evaluation of our investment strategy and an assessment by management about our intent and ability to hold those particular securities until maturity. See Note 14—Shareholders' Equity for additional information.
Margin Receivables
Margin receivables decreased 11% to $6.6 billion during the nine months ended September 30, 2016. The decrease in margin receivables was primarily driven by overall customer market sentiment during the period, lowering demand for additional margin lending. Average margin receivables were $6.6 billion for the nine months ended September 30, 2016.
Loans Receivable, Net
Loans receivable, net are summarized as follows (dollars in millions):

			Variance
	September 30,	December 31,	2016 vs. 2015
	2016	2015	Amount	%
One- to four-family	$2,094	$2,488	$(394)	(16)%
Home equity	1,685	2,114	(429)	(20)%
Consumer	271	341	(70)	(21)%
Total loans receivable	4,050	4,943	(893)	(18)%
Unamortized premiums, net	17	23	(6)	(26)%
Allowance for loan losses	(235)	(353)	118	(33)%
Total loans receivable, net	$3,832	$4,613	$(781)	(17)%
Loans receivable, net decreased 17% to $3.8 billion during the nine months ended September 30, 2016. We plan on reducing balance sheet risk through loan portfolio run-off for the foreseeable future. As our portfolio ages, we continue to gather substantive performance history on loan conversions from interest-only to amortizing and assess the economic environment and the value of our portfolio in the marketplace. While it is our intention to hold these loans, if the markets improve our strategy could change. For additional information on management's estimate of the allowance for loan losses, see Concentrations of Credit Risk.
Goodwill and Other Intangibles, net
Goodwill and other intangibles, net increased 37% to $2.7 billion during the nine months ended September 30, 2016. The increase was driven by $578 million and $169 million in provisional goodwill and intangible assets, respectively, recorded in connection with the OptionsHouse acquisition. For additional information, see Note 2—Business Acquisition.
Deposits
Deposits are summarized as follows (dollars in millions):

			Variance
	September 30,	December 31,	2016 vs. 2015
	2016	2015	Amount	%
Sweep deposits	$26,464	$24,018	$2,446	10%
Complete savings deposits	3,182	3,357	(175)	(5)%
Checking deposits	1,252	1,239	13	1%
Other money market and savings deposits	765	792	(27)	(3)%
Time deposits	34	39	(5)	(13)%
Total deposits	$31,697	$29,445	$2,252	8%
Deposits represented 74% of total liabilities at both September 30, 2016 and December 31, 2015. At September 30, 2016, approximately 90% of our customer deposits were covered by FDIC insurance.
The majority of the deposits balance, specifically sweep deposits, is included in brokerage related cash, which is reported as a customer activity metric. Total brokerage related cash is summarized as follows (dollars in millions):

			Variance
	September 30,	December 31,	2016 vs. 2015
	2016	2015	Amount	%
Sweep deposits(1)	$26,464	$24,018	$2,446	10%
Customer payables	7,827	6,544	1,283	20%
Subtotal	34,291	30,562	3,729	12%
Customer cash held by third parties(2)	14,024	11,173	2,851	26%
Total brokerage related cash	$48,315	$41,735	$6,580	16%

(1)	Sweep deposits are held at bank subsidiaries and are included in the deposits line item on our consolidated balance sheet.

(2)	Customer cash held by third parties is not reflected on our consolidated balance sheet and are not immediately available for liquidity purposes.
We offer an extended insurance sweep deposit account ("ESDA") program to our brokerage customers. The ESDA program utilizes our bank subsidiaries, in combination with additional third party program banks, to allow customers the ability to have aggregate deposits they hold in the ESDA program insured up to $1,250,000 for each category of legal ownership. As of September 30, 2016, approximately 98% of sweep deposits were in the ESDA program.
Customer payables increased 20% to $7.8 billion during the nine months ended September 30, 2016, primarily driven by net sales of securities in brokerage customer accounts.

Customer cash held by third parties is maintained at unaffiliated financial institutions. The components of customer cash held by third parties are summarized as follows (dollars in millions):

			Variance
	September 30,	December 31,	2016 vs. 2015
	2016	2015	Amount	%
Sweep deposits at unaffiliated financial institutions	$12,336	$5,818	$6,518	112%
Customer cash held at third party clearing firm(1)	1,535	—	1,535	100%
Municipal funds and other	153	3,599	(3,446)	(96)%
Money market fund	—	1,756	(1,756)	(100)%
Customer cash held by third parties	$14,024	$11,173	$2,851	26%

(1)	Represents OptionsHouse's customer cash held by third party.
During the nine months ended September 30, 2016, we transferred a net total of $2.8 billion of customer cash held at third party institutions back onto our balance sheet. This amount included $1.6 billion of customer balances converted from the money market fund product held by third parties to our ESDA program during the first quarter of 2016, allowing us to more efficiently manage our balance sheet size through our sweep deposits platform. During the third quarter of 2016, we converted $4.1 billion of customer cash to our ESDA program. This conversion, along with the acquisition of OptionsHouse, increased the total amount of customer cash that will be available to bring back on to our balance sheet to approximately $11 billion. We expect to exceed $50 billion in consolidated assets regulatory threshold during the first half of 2017, and anticipate ending the second quarter of 2017 with approximately $56 billion of total consolidated assets.
Other Borrowings
Other borrowings, which includes securities sold under agreements to repurchase and trust preferred securities ("TRUPs"), are summarized as follows (dollars in millions):

			Variance
	September 30,	December 31,	2016 vs. 2015
	2016	2015	Amount	%
Trust preferred securities	$409	$409	$—	—%
Repurchase agreements	—	82	(82)	(100)%
Total other borrowings	$409	$491	$(82)	(17)%
Other borrowings represented 1% of total liabilities at both September 30, 2016 and December 31, 2015.

Corporate Debt
Corporate debt is summarized as follows (dollars in millions):

	Face Value	Discount	Net
September 30, 2016
Interest-bearing notes:
5 3/8% Notes, due 2022	$540	$(4)	$536
4 5/8% Notes, due 2023	460	(5)	455
Total interest-bearing notes	1,000	(9)	991
Non-interest-bearing debt:
0% Convertible debentures, due 2019	3	—	3
Total corporate debt	$1,003	$(9)	$994

	Face Value	Discount	Net
December 31, 2015
Interest-bearing notes:
5 3/8% Notes, due 2022	$540	$(6)	$534
4 5/8% Notes, due 2023	460	(5)	455
Total interest-bearing notes	1,000	(11)	989
Non-interest-bearing debt:
0% Convertible debentures, due 2019	8	—	8
Total corporate debt	$1,008	$(11)	$997
During the nine months ended September 30, 2016, $5 million of convertible debentures were converted into 0.5 million shares of common stock.
Shareholders’ Equity
The activity in shareholders’ equity during the nine months ended September 30, 2016 is summarized as follows (dollars in millions):

	Preferred Stock	Common Stock / Additional Paid-In Capital	Accumulated Deficit / Other Comprehensive Income (Loss)	Total
Beginning balance, December 31, 2015	$—	$7,359	$(1,560)	$5,799
Net income	—	—	425	425
Net change from available-for-sale securities	—	—	138	138
Issuance of preferred stock	394	—	—	394
Repurchases of common stock	—	(452)	—	(452)
Other(1)	—	12	—	12
Ending balance, September 30, 2016	$394	$6,919	$(997)	$6,316

(1)	Other includes employee share-based compensation and conversions of convertible debentures.
On August 25, 2016, we issued 400,000 shares of Series A fixed-to-floating rate non-cumulative perpetual preferred stock for gross proceeds of $400 million. Net proceeds, after issuance cost, were approximately $394 million. For additional information, see Note 14—Shareholders' Equity.

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
Liquidity
Our corporate liquidity needs are primarily driven by capital needs at E*TRADE Bank and E*TRADE Clearing as well as by the principal and interest due on our corporate debt and the amount of dividend payments on our preferred stock. Our banking and brokerage subsidiaries' liquidity needs are driven primarily by the level and volatility of our customer activity. Management maintains a set of liquidity sources and monitors certain business trends and market metrics closely in an effort to ensure we have sufficient liquidity.
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
Corporate Cash
Corporate cash, a non-GAAP measure and a component of consolidated cash and equivalents, is the primary source of liquidity at the parent company. We define corporate cash as cash held at the parent company and certain subsidiaries, not including bank and broker-dealer subsidiaries, that can be distributed to the parent company without any regulatory approval or notification. E*TRADE Bank and its subsidiaries require regulatory approval prior to the payment of dividends to the parent company. Our broker-dealer subsidiaries can pay dividends to the parent company with proper regulatory notifications.
We believe corporate cash is a useful measure of the parent company’s liquidity as it is the primary source of capital above and beyond the capital deployed in our regulated subsidiaries. Corporate cash can fluctuate in any given quarter and is impacted primarily by the following:

•	approval and timing of subsidiary dividends;

•	debt service costs;

•	non-cumulative preferred stock dividends;

•	tax settlements and the reimbursement from the parent company's subsidiaries for the use of its deferred tax assets;

•	other overhead cost sharing arrangements;

•	share repurchases; and

•	acquisitions and investments.
The following table provides a reconciliation of consolidated cash and equivalents to corporate cash, a non-GAAP measure (dollars in millions):

	September 30,	December 31,	September 30,
	2016	2015	2015
Consolidated cash and equivalents	$1,467	$2,233	$1,453
Less: Bank cash	(482)	(1,264)	(443)
Less: U.S. broker-dealers' cash	(646)	(497)	(549)
Less: Other cash	(33)	(25)	(29)
Corporate cash	$306	$447	$432

Corporate cash decreased $141 million to $306 million during the nine months ended September 30, 2016. Corporate cash included dividends of $373 million from E*TRADE Bank, $227 million from E*TRADE Clearing and $108 million from E*TRADE Securities to the parent company during the nine months ended September 30, 2016.
On September 12, 2016, we completed the acquisition of Aperture New Holdings, Inc., the ultimate parent company of OptionsHouse, an online brokerage, for $725 million. We funded the transaction through the issuance of fixed-to-floating rate non-cumulative perpetual preferred stock for gross proceeds of $400 million, and the remainder with existing corporate cash. For additional information on the issuance of preferred stock, see Note 14—Shareholders' Equity.
We used corporate cash to repurchase a total of $452 million, or 19.0 million shares, of common stock during the six months ended June 30, 2016. Due to the OptionsHouse acquisition, we did not repurchase shares during the third quarter of 2016. We will continue to assess the best use of corporate cash and anticipate resuming share repurchases in the second half of 2017.
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
Revolving Credit Facility
At September 30, 2016, we have a senior secured revolving credit facility at the parent company with an available line of credit of $250 million. The revolving credit facility enhances our ability to meet liquidity needs at the parent company, as we have the ability to borrow against this facility for working capital and general corporate purposes. Our revolving credit facility contains certain covenants, including the requirement for the parent company to maintain unrestricted cash of at least $100 million. At September 30, 2016, there was no outstanding balance under this revolving credit facility.
E*TRADE Bank Liquidity
E*TRADE Bank relies on bank cash and deposits for liquidity needs. Management believes that within deposits, sweep deposits are of particular importance as they are a stable source of liquidity for E*TRADE Bank. We have the ability to generate liquidity in the form of additional deposits by raising the yield on our customer deposit products and by bringing additional deposits onto our balance sheet. Sweep deposits on our balance sheet as of September 30, 2016 increased $2.4 billion compared to December 31, 2015. We utilize our sweep deposit platform to efficiently manage our balance sheet size.
We may utilize wholesale funding sources for short-term liquidity and contingency funding requirements. Our ability to borrow these funds is dependent upon the continued availability of funding in the wholesale borrowings market. In addition, we can borrow from the Federal Reserve Bank’s discount window to meet short-term liquidity requirements, although it is not viewed as a primary source of funding. At September 30, 2016, E*TRADE Bank had approximately $2.7 billion and $0.7 billion in additional collateralized borrowing capacity with the FHLB and the Federal Reserve Bank, respectively.
E*TRADE Clearing Liquidity
E*TRADE Clearing relies on customer payables, securities lending, and internal and external lines of credit to provide liquidity and to finance margin lending. At September 30, 2016, E*TRADE Clearing's external liquidity lines totaled approximately $1.1 billion and included the following:

•	a 364-day, $400 million senior unsecured committed revolving credit facility with a syndicate of banks that matures in June 2017;

•	secured committed lines of credit with two unaffiliated banks, aggregating to $175 million with a maturity date of June 2017;

•
unsecured uncommitted lines of credit with two unaffiliated banks, aggregating to $100 million, of which $75 million was renewed and is scheduled to mature in June 2017 and the remaining line has no maturity date; and

•	secured uncommitted lines of credit with several unaffiliated banks, aggregating to $375 million with no maturity date.

The revolving credit facility contains certain covenants including maintenance covenants related to E*TRADE Clearing's minimum consolidated tangible net worth and regulatory net capital ratio. There were no outstanding balances for any of these lines at September 30, 2016. E*TRADE Clearing also maintains lines of credit with the parent company and E*TRADE Bank.
Capital Resources
Creating capital efficiency is a priority for us. The $708 million of dividends paid to the parent company during the nine months ended September 30, 2016 included the following:

•	$373 million from E*TRADE Bank, from earnings and excess capital as a result of regulatory approval to operate E*TRADE Bank at an 8.0% Tier 1 leverage ratio; and

•	$335 million from our broker-dealers, from earnings and other sources of excess capital.
The timing and amount of dividends from E*TRADE Bank will vary as we utilize capital for balance sheet growth and is subject to regulatory approvals. As it relates to our broker-dealer subsidiaries, on October 1, 2016, we merged E*TRADE Securities, the introducing broker, with E*TRADE Clearing. We plan to continue quarterly distributions of excess capital generated by the consolidated broker-dealer.
Bank Capital Requirements
The Dodd-Frank Act requires all companies, including savings and loan holding companies, that directly or indirectly control an insured depository institution to serve as a source of strength for the institution. The Company and E*TRADE Bank are subject to banking regulatory capital requirements. Some of these requirements are still subject to phase-in periods, including certain regulatory deductions and adjustments that will be fully implemented at 100% in 2018. For additional information on bank regulatory requirements and phase-in periods, see Part I. Item 1. Business—Regulation in our Annual Report on Form 10-K for the year ended December 31, 2015. At September 30, 2016, our regulatory capital ratios for E*TRADE Financial were well above the minimum ratios required to be "well capitalized." E*TRADE Financial's capital ratios are calculated as follows (dollars in millions):

	September 30,	December 31,	September 30,
	2016	2015	2015
E*TRADE Financial shareholders’ equity	$6,316	$5,799	$5,812
Deduct:
Preferred stock	(394)	—	—
E*TRADE Financial Common Equity Tier 1 capital before regulatory adjustments	$5,922	$5,799	$5,812
Add:
(Gains) losses in other comprehensive income on available-for-sale debt securities, net of tax	(37)	101	14
Deduct:
Goodwill and other intangible assets, net of deferred tax liabilities	(2,043)	(1,419)	(1,428)
Disallowed deferred tax assets	(556)	(838)	(873)
Other(1)	—	104	105
E*TRADE Financial Common Equity Tier 1 capital	3,286	3,747	3,630
Add:
Preferred stock	394	—	—
Deduct:
Disallowed deferred tax assets	(284)	—	—
E*TRADE Financial Tier 1 capital	$3,396	$3,747	$3,630
Add:
Allowable allowance for loan losses	128	129	126
Non-qualifying capital instruments subject to phase-out (trust preferred securities)(1)	414	310	314
E*TRADE Financial total capital	$3,938	$4,186	$4,070

E*TRADE Financial average assets for leverage capital purposes	$49,240	$44,016	$44,732
Deduct:
Goodwill and other intangible assets, net of deferred tax liabilities	(2,043)	(1,419)	(1,428)
Disallowed deferred tax assets	(840)	(839)	(873)
Other(1)	—	104	105
E*TRADE Financial adjusted average assets for leverage capital purposes	$46,357	$41,862	$42,536

E*TRADE Financial total risk-weighted assets(2)	$9,678	$9,536	$9,196

E*TRADE Financial Tier 1 leverage ratio (Tier 1 capital / Adjusted average assets for leverage capital purposes)	7.3%	9.0%	8.5%
E*TRADE Financial Common Equity Tier 1 capital / Total risk-weighted assets	34.0%	39.3%	39.5%
E*TRADE Financial Tier 1 capital / Total risk-weighted assets	35.1%	39.3%	39.5%
E*TRADE Financial total capital / Total risk-weighted assets	40.7%	43.9%	44.3%

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

At September 30, 2016, our regulatory capital ratios for E*TRADE Bank were well above the minimum ratios required to be "well capitalized." E*TRADE Bank's capital ratios are calculated as follows (dollars in millions):

	September 30,	December 31,	September 30,
	2016	2015(1)	2015(1)
E*TRADE Bank shareholder's equity	$3,278	$3,181	$3,171
Add:
(Gains) losses in other comprehensive income on available-for-sale debt securities, net of tax	(37)	101	14
Deduct:
Goodwill and other intangible assets, net of deferred tax liabilities	(38)	(38)	(38)
Disallowed deferred tax assets	(134)	(169)	(187)
E*TRADE Bank Common Equity Tier 1 capital / Tier 1 capital	3,069	3,075	2,960
Add:
Allowable allowance for loan losses	107	110	108
E*TRADE Bank total capital	$3,176	$3,185	$3,068

E*TRADE Bank average assets for leverage capital purposes	$36,300	$31,785	$32,466
Deduct:
Goodwill and other intangible assets, net of deferred tax liabilities	(38)	(38)	(38)
Disallowed deferred tax assets	(134)	(169)	(187)
E*TRADE Bank adjusted average assets for leverage capital purposes	$36,128	$31,578	$32,241

E*TRADE Bank total risk-weighted assets(1)	$8,368	$8,424	$8,230

E*TRADE Bank Tier 1 leverage ratio (Tier 1 capital / Adjusted average assets for leverage capital purposes)	8.5%	9.7%	9.2%
E*TRADE Bank Common Equity Tier 1 capital / Total risk-weighted assets	36.7%	36.5%	36.0%
E*TRADE Bank Tier 1 capital / Total risk-weighted assets	36.7%	36.5%	36.0%
E*TRADE Bank total capital / Total risk-weighted assets	38.0%	37.8%	37.3%

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

Broker-Dealer Capital Requirements
Our broker-dealer subsidiaries are subject to capital requirements determined by their respective regulators. At September 30, 2016, all of our brokerage subsidiaries met their minimum net capital requirements, ending the period with excess net capital of $838 million.
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

RISK MANAGEMENT
As a financial services company, our business is exposed to certain risks. The identification, mitigation and management of existing and potential risks is critical to effective enterprise risk management. There are certain risks inherent to our industry (e.g. execution of transactions) and certain risks that will surface through the conduct of our business operations. We seek to monitor and manage our significant risk exposures by operating under a set of Board-approved limits and by monitoring certain risk indicators. Our governance framework requires regular reporting on metrics, significant risks and exposures to senior management and the Board of Directors. Our risk management framework is subject to the risk committee requirement for publicly traded bank holding companies with total consolidated assets of greater than $10 billion and less than $50 billion, contained in the Federal Reserve’s enhanced prudential standards for bank holding companies and foreign banking organizations. Our framework, as described below, is in compliance with all applicable requirements.
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

•
Information Technology and Cybersecurity Risk—the risk of loss of customer or company data, integrity, or availability of systems through the compromise of our electronic digital media (e.g., computers, mobile devices, etc.).

•	Strategic Risk—the risk of loss of market size, market share, or margin in any product, leading to lost revenues and potentially significant reductions to net income and/or market value.

•
Reputational Risk—the potential that negative perceptions regarding our conduct or business practices, or capacity to conduct business, will adversely affect valuation, profitability, operations or the customer base, or require costly litigation or other measures.

•
Legal, Regulatory and Compliance Risk—the current and prospective risk to earnings or capital arising from violations of, or nonconformance with, laws, rules, regulations, applicable guidance, internal policies and procedures, or ethical standards.

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

•
We engage in financial transactions with counterparties which expose us to credit losses in the event a counterparty cannot meet its obligations. These financial transactions include our invested cash, securities lending, repurchase and reverse repurchase agreements, and derivatives portfolios, as well as the settlement of trades.

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
Loss Mitigation on the Loan Portfolio
Our credit risk operations team manages the mitigation of credit risk within the loan portfolio. Through a variety of strategies, including voluntary line closures, automatically freezing lines on all delinquent accounts, and freezing lines on loans with materially reduced home equity, we reduced our exposure to open home equity lines from a high of over $7 billion in 2007 to approximately $32 million at September 30, 2016. In addition, we have continued a loan modification program initiated in 2015 that targets borrowers of HELOCs whose original contract terms provided an option to accelerate the date at which the loan begins amortizing. This program, certain terms of which represented economic concessions such as extended amortization periods, resulted in $15 million and $14 million, respectively, of modifications classified as TDRs and $65 million and $44 million, respectively, of modifications not classified as TDRs during the nine months ended September 30, 2016 and 2015.
We continue to have loan modification programs that were established to minimize potential losses in the mortgage portfolios by targeting borrowers experiencing financial difficulties. During the nine months ended September 30, 2016 and 2015, these programs were utilized to modify $7 million and $10 million, respectively, of one- to four-family loans, and $19 million and $11 million, respectively, of home equity loans. These modifications were classified as TDRs. We also process minor modifications on certain loans in the normal course of servicing delinquent accounts. Minor modifications resulting in an insignificant delay in the timing of payments are not considered economic concessions and therefore are not classified as TDRs. At September 30, 2016 and December 31, 2015, we had $16 million and $20 million, respectively, of mortgage loans with minor modifications that were not considered TDRs. We currently do not have any active loan modification programs for consumer loans. Loan modification balances may increase in future periods to mitigate potential losses as the volume of mortgage loans reaching the end of their interest-only period increases. The impact to our financial results from such modifications is dependent on a variety of factors, including any allowance previously established on the modified principal balance.
Currently, our entire loan portfolio is serviced by third parties. To reduce vendor, operational and regulatory risks, we have assessed our servicing relationships and, where appropriate, consolidated providers or transferred certain mortgage loans to servicers that specialize in managing troubled assets. At September 30, 2016, $2.6 billion gross unpaid principal balance of our mortgage loans were held at servicers that specialize in managing troubled assets. We believe this initiative has improved and will continue to improve the credit performance of the loans transferred compared to the expected credit performance of these same loans if they had not been transferred.

During the first quarter of 2016, we completed our review of the mortgage loan portfolio that was aimed at identifying loans to be repurchased by the originator. Our review primarily focused on identifying loans with violations of transaction representations and warranties or material misrepresentation on the part of the seller. Any loans identified with these deficiencies were submitted to the original seller for repurchase. During the three months ended March 31, 2016 and the nine months ended September 30, 2015, we received one-time payments of $3 million and $2 million, respectively, from third party mortgage originators to satisfy in full all pending and future repurchase requests with them. We recognized these settlements as recoveries to the allowance for loan losses, resulting in a corresponding reduction to net charge-offs and, ultimately, a benefit to our provision (benefit) for loan losses. A total of $464 million of loans have been repurchased by or settled with third party mortgage originators since we began the review process in 2008. As our review is complete, we do not expect any future repurchases or settlements on the mortgage loan portfolio.
CONCENTRATIONS OF CREDIT RISK
Loans
Interest-Only Loans
One- to four-family loans include loans for a five to ten year interest-only period, followed by an amortizing period ranging from 20 to 25 years. At September 30, 2016, 31% of our one- to four-family portfolio was not yet amortizing. During the trailing twelve months ended September 30, 2016, borrowers of approximately 15% of the portfolio made voluntary annual principal payments of at least $2,500 and of this population, nearly half made principal payments that were $10,000 or greater.
The home equity loan portfolio is primarily second lien loans on residential real estate properties, which have a higher level of credit risk than first lien mortgage loans. Approximately 13% of the home equity loan portfolio was in the first lien position and we held both the first and second lien positions in less than 1% of the home equity loan portfolio at September 30, 2016. The home equity loan portfolio consisted of approximately 18% of home equity installment loans and approximately 82% of HELOCs at September 30, 2016. Home equity installment loans are primarily fixed rate and fixed term, fully amortizing loans that do not offer the option of an interest-only payment. The majority of HELOCs convert to amortizing loans at the end of the draw period, which typically ranges from five to ten years. At September 30, 2016, approximately 1% of this portfolio will require the borrowers to repay the loan in full at the end of the draw period in a future period. At September 30, 2016, 27% of the HELOC portfolio had not converted from the interest-only draw period and had not begun amortizing. During the trailing twelve months ended September 30, 2016, borrowers of approximately 40% of the portfolio made voluntary annual principal payments of at least $500 on their HELOCs and slightly under half of those reduced their principal balance by at least $2,500.
The following table outlines when one- to four-family and HELOCs convert to amortizing by percentage of the one- to four-family and HELOC portfolios, respectively, at September 30, 2016:

Period of Conversion to Amortizing Loan	% of One- to Four-Family Portfolio	% of Home Equity Line of Credit Portfolio
Already amortizing	69%	73%
Through December 31, 2016	7%	12%
Year ending December 31, 2017	24%	14%
Year ending December 31, 2018 or later	—%	1%
Nonperforming Assets
We classify loans as nonperforming when they are no longer accruing interest, which includes loans that are 90 days and greater past due, TDRs that are on nonaccrual status for all classes of loans (including loans in bankruptcy) and certain junior liens that have a delinquent senior lien. The following table shows the comparative data for nonperforming loans and assets at September 30, 2016 and December 31, 2015 (dollars in millions):

	September 30, 2016	December 31, 2015
One- to four-family	$230	$263
Home equity	150	154
Consumer	—	1
Total nonperforming loans receivable	380	418
Real estate owned and other repossessed assets, net	31	29
Total nonperforming assets, net	$411	$447
Nonperforming loans receivable as a percentage of gross loans receivable	9.4%	8.5%
One- to four-family allowance for loan losses as a percentage of one- to four-family nonperforming loans receivable	20.4%	15.3%
Home equity allowance for loan losses as a percentage of home equity nonperforming loans receivable	122.1%	198.8%
Consumer allowance for loan losses as a percentage of consumer nonperforming loans receivable	1,483.2%	667.0%
Total allowance for loan losses as a percentage of total nonperforming loans receivable	61.8%	84.6%
Nonperforming assets, net decreased $36 million to $411 million during the nine months ended September 30, 2016. This decrease reflected continued improvement in economic conditions and loan portfolio run-off. The decrease was partially offset by our recent offers of loan modification programs to a subset of borrowers with HELOCs whose original loan terms provided the borrowers the option to accelerate their date of conversion to amortizing loans. As certain terms of our offer represented economic concessions, such as longer amortization periods than were in the original loan agreements, this program resulted in $15 million of TDRs during the nine months ended September 30, 2016. See Risk Management for additional information.
Allowance for Loan Losses
The allowance for loan losses is management’s estimate of probable losses inherent in the loan portfolio at the balance sheet date, as well as the forecasted losses, including economic concessions to borrowers, over the estimated remaining life of loans modified as TDRs. The general allowance for loan losses includes a qualitative component to account for a variety of factors that present additional uncertainty that may not be fully considered in the quantitative loss model but are factors we believe may impact the level of credit losses. The following table presents the allowance for loan losses by loan portfolio at September 30, 2016 and December 31, 2015 (dollars in millions):

	One- to Four-Family		Home Equity		Consumer		Total
	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
General reserve:
Quantitative component	$37	$28	$130	$245	$5	$6	$172	$279
Qualitative component	4	3	2	10	—	—	6	13
Specific valuation allowance	6	9	51	52	—	—	57	61
Total allowance for loan losses	$47	$40	$183	$307	$5	$6	$235	$353
Allowance as a % of loans receivable(1)	2.2%	1.6%	10.8%	14.5%	2.0%	1.9%	5.8%	7.1%

(1)	Allowance as a percentage of loans receivable is calculated based on the gross loans receivable including net unamortized premiums for each respective category.
Total loans receivable designated as held-for-investment decreased $0.8 billion during the nine months ended September 30, 2016. The allowance for loan losses was $235 million, or 5.8% of total loans receivable, as of

September 30, 2016 compared to $353 million, or 7.1% of total loans receivable, as of December 31, 2015. Our quantitative allowance methodology continues to include the identification of higher risk mortgage loans and the period of our forecasted loan losses captured within the general allowance includes the total probable loss over the remaining life of these loans. The decrease in the allowance for loan losses reflects updated performance expectations based on the sustained outperformance of a substantial volume of the higher-risk loans in the HELOC portfolio. For additional information on management's estimate of the allowance for loan losses, see Summary of Critical Accounting Policies and Estimates in Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the annual report on Form 10-K for the year ended December 31, 2015.
Net Charge-offs
The following table provides an analysis of net charge-offs for the three and nine months ended September 30, 2016 and 2015 (dollars in millions):

	Charge-offs	Recoveries(1)	Net (Charge-Offs) Recoveries	% of Average Loans (Annualized)
Three Months Ended September 30, 2016
One- to four-family	$—	$3	$3	(0.54)%
Home equity	(4)	6	2	(0.41)%
Consumer	(1)	—	(1)	0.95%
Total	$(5)	$9	$4	(0.39)%
Three Months Ended September 30, 2015
One- to four-family	$—	$—	$—	—%
Home equity	(7)	7	—	0.01%
Consumer	(2)	1	(1)	0.97%
Total	$(9)	$8	$(1)	0.05%

	Charge-offs	Recoveries(1)	Net (Charge-Offs) Recoveries	% of Average Loans (Annualized)
Nine Months Ended September 30, 2016
One- to four-family	$(1)	$6	$5	(0.26)%
Home equity	(13)	23	10	(0.70)%
Consumer	(5)	3	(2)	1.00%
Total	$(19)	$32	$13	(0.36)%
Nine Months Ended September 30, 2015
One- to four-family	$(3)	$—	$(3)	0.13%
Home equity	(26)	21	(5)	0.25%
Consumer	(8)	5	(3)	0.86%
Total	$(37)	$26	$(11)	0.23%

(1)	Recoveries include the impact of mortgage originator settlements.
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

Net recoveries for the three and nine months ended September 30, 2016 increased $5 million and $24 million, respectively, compared to the same periods in 2015. This increase reflected continued improvement in economic conditions, an increase in recoveries of previous charge-offs and loan portfolio run-off. The timing and magnitude of charge-offs are affected by many factors and we anticipate variability from quarter to quarter, particularly as HELOCs convert to amortizing loans.
For additional information on the loans portfolio, see Note 8—Loans Receivable, Net.
Securities
We focus primarily on security type and credit rating to monitor credit risk in our securities portfolios. We consider securities backed by the U.S. government or its agencies to have low credit risk as the long-term debt rating of the U.S. government is AA+ by S&P and AAA by Moody’s and Fitch at September 30, 2016. The amortized cost of these securities accounted for over 99% of our total securities portfolio at September 30, 2016. We review the remaining debt securities that were not backed by the U.S. government or its agencies according to their credit ratings from S&P, Moody’s and Fitch where available. At September 30, 2016, all municipal bonds and corporate bonds in our securities portfolio were rated investment grade (defined as a rating equivalent to a Moody’s rating of "Baa3" or higher, or a S&P or Fitch rating of "BBB-" or higher).
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
Brokerage account attrition rate—The brokerage account attrition rate is calculated by dividing attriting brokerage accounts by total brokerage accounts from the previous period end, and is presented on an annualized basis. Attriting brokerage accounts are derived by subtracting net new brokerage accounts from gross new brokerage accounts.
Brokerage related cash—Customer sweep deposits held at banking subsidiaries, customer payables and customer cash held by third parties.
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
Common Equity Tier 1 Capital—A measurement of the Company's core equity capital. Common Equity Tier 1 Capital equals: total shareholders' equity, less preferred stock and related surplus, plus/(less) unrealized losses (gains) on available-for-sale securities and cash flow hedges, less goodwill and certain other intangible assets, disallowed deferred tax assets and other applicable adjustments.
Consumer loans—Loans that are secured by real personal property, such as recreational vehicles.
Corporate cash—Cash held at the parent company as well as cash held in certain subsidiaries that can distribute cash to the parent company without any regulatory approval or notification.
Customer assets—Market value of all customer assets held by the Company including security holdings, deposits and customer payables, as well as customer cash held by third parties and vested unexercised options.
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
Derivative DARTs—Options and futures trades in a period divided by the number of trading days during that period.
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
FCM—Futures Commission Merchant.
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
Tier 1 capital—Adjusted equity capital used in the calculation of capital adequacy ratios. Tier 1 capital equals: Common Equity Tier 1 capital plus preferred stock and related surplus, plus/(less) disallowed deferred tax assets, and other applicable adjustments.

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
Exposure to interest rate risk is dependent upon the distribution and composition of interest-earning assets, interest-bearing liabilities and derivatives. The differing risk characteristics of each product are managed to mitigate our exposure to interest rate fluctuations. At September 30, 2016, 90% of our total assets were interest-earning assets and we had no securities classified as trading.
At September 30, 2016, approximately 59% of total assets were available-for-sale and held-to-maturity mortgage-backed securities and residential real estate loans. The values of these assets are sensitive to changes in interest rates as well as expected prepayment levels. As interest rates increase, fixed-rate residential mortgages and mortgage-backed securities tend to exhibit lower prepayments. The inverse is true in a falling rate environment.
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
Derivative Instruments
We use derivative instruments to help manage interest rate risk using designated hedge relationships. Interest rate swaps involve the exchange of fixed-rate and variable-rate interest payments between two parties based on a contractual underlying notional amount, but do not involve the exchange of the underlying notional amounts. See Note 9—Derivative Instruments and Hedging Activities for additional information about our use of derivative contracts.

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
EAR is a short-term sensitivity measure of interest rate risk and illustrates the impact of alternative interest rate scenarios on net interest income, including corporate interest expense, over a twelve month time frame. In measuring the sensitivity of net interest income to changes in interest rates, we assume instantaneous parallel interest rate shocks applied to the forward curve. In addition, we assume that cash flows from loan payoffs are reinvested in mortgage-backed securities, we exclude revenue from off-balance sheet customer cash and we assume no balance sheet growth.
The sensitivity of EAR and EVE at the consolidated E*TRADE Financial level at September 30, 2016 and December 31, 2015 is as follows (dollars in millions):

Instantaneous Parallel Change in Interest Rates (basis points) (1)	Economic Value of Equity				Earnings-at-Risk
	September 30, 2016		December 31, 2015		September 30, 2016		December 31, 2015
	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
+200	$(69)	(1.2)%	$(148)	(2.6)%	$163	14.2%	$178	15.8%
+100	$128	2.3%	$58	1.0%	$106	9.2%	$116	10.3%
-50	$(155)	(2.7)%	$(107)	(1.9)%	$(67)	(5.8)%	$(64)	(5.7)%

(1)	These scenario analyses assume a balance sheet size as of the dates indicated. Any changes in size would cause the amounts to vary.
We actively manage interest rate risk positions. As interest rates change, we will adjust our strategy and mix of assets, liabilities and derivatives to optimize our position. For example, a 100 basis points increase in rates may not result in a change in value as indicated above. We compare the instantaneous parallel shift in interest rate changes in EVE and EAR to the established limits set by the Board of Directors in order to assess interest rate risk. In the event that the percentage change in EVE or EAR exceeds the Board limits, our Chief Executive Officer, Chief Risk Officer, Chief Financial Officer and Treasurer must all be promptly notified in writing and decide upon a plan of remediation. In addition, the Board of Directors must be promptly notified of the exception and the planned resolution. At September 30, 2016, the EVE and EAR percentage changes were within our Board limits.

PART I - FINANCIAL INFORMATION
ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME (LOSS)
(In millions, except share data and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue:
Interest income	$309	$297	$923	$923
Interest expense	(22)	(48)	(63)	(172)
Net interest income	287	249	860	751
Commissions	107	108	320	325
Fees and service charges	68	52	188	159
Gains (losses) on securities and other, net	14	(358)	34	(333)
Other revenue	10	10	30	29
Total non-interest income (loss)	199	(188)	572	180
Total net revenue	486	61	1,432	931
Provision (benefit) for loan losses	(62)	(25)	(131)	(17)
Non-interest expense:
Compensation and benefits	123	123	374	354
Advertising and market development	27	23	100	89
Clearing and servicing	26	23	75	72
Professional services	26	24	70	77
Occupancy and equipment	24	21	71	64
Communications	22	24	65	62
Depreciation and amortization	20	21	60	61
FDIC insurance premiums	6	7	18	36
Amortization of other intangibles	5	5	15	15
Restructuring and acquisition-related activities	25	2	28	8
Losses on early extinguishment of debt, net	—	39	—	112
Other non-interest expenses	19	20	54	64
Total non-interest expense	323	332	930	1,014
Income (loss) before income tax expense (benefit)	225	(246)	633	(66)
Income tax expense (benefit)	86	(93)	208	(245)
Net income (loss)	$139	$(153)	$425	$179
Basic earnings (loss) per share	$0.51	$(0.53)	$1.53	$0.62
Diluted earnings (loss) per share	$0.51	$(0.53)	$1.52	$0.61
Shares used in computation of per share data:
Basic (in thousands)	274,362	290,480	278,864	290,105
Diluted (in thousands)	275,472	290,480	280,136	294,998
See accompanying notes to the consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$139	$(153)	$425	$179
Other comprehensive income (loss), net of tax
Available-for-sale securities:
Unrealized gains (losses), net	3	17	166	(3)
Reclassification into earnings, net	(10)	(7)	(28)	(18)
Net change from available-for-sale securities	(7)	10	138	(21)
Cash flow hedging instruments:
Unrealized losses, net	—	(5)	—	(10)
Reclassification into earnings, net	—	239	—	271
Net change from cash flow hedging instruments	—	234	—	261
Other comprehensive income (loss)	(7)	244	138	240
Comprehensive income	$132	$91	$563	$419

See accompanying notes to the consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(In millions, except share data)
(Unaudited)

	September 30,	December 31,
	2016	2015
ASSETS
Cash and equivalents	$1,467	$2,233
Cash required to be segregated under federal or other regulations	2,159	1,057
Available-for-sale securities	13,493	12,589
Held-to-maturity securities (fair value of $16,670 and $13,123 at September 30, 2016 and December 31, 2015, respectively)	16,189	13,013
Margin receivables	6,552	7,398
Loans receivable, net (net of allowance for loan losses of $235 and $353 at September 30, 2016 and December 31, 2015, respectively)	3,832	4,613
Receivables from brokers, dealers and clearing organizations	1,118	520
Property and equipment, net	231	236
Goodwill	2,370	1,792
Other intangibles, net	328	174
Deferred tax assets, net	725	1,033
Other assets	735	769
Total assets	$49,199	$45,427
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$31,697	$29,445
Customer payables	7,827	6,544
Payables to brokers, dealers and clearing organizations	1,227	1,576
Other borrowings	409	491
Corporate debt	994	997
Other liabilities	729	575
Total liabilities	42,883	39,628
Commitments and contingencies (see Note 17)
Shareholders’ equity:
Preferred stock, $0.01 par value, $1,000 liquidation preference, shares authorized: 1,000,000 at September 30, 2016 and December 31, 2015; shares issued and outstanding: 400,000 at September 30, 2016 and none at December 31, 2015	394	—
Common stock, $0.01 par value, shares authorized: 400,000,000 at September 30, 2016 and December 31, 2015; shares issued and outstanding: 273,810,222 and 291,335,241 at September 30, 2016 and December 31, 2015, respectively	3	3
Additional paid-in-capital	6,916	7,356
Accumulated deficit	(1,036)	(1,461)
Accumulated other comprehensive income (loss)	39	(99)
Total shareholders’ equity	6,316	5,799
Total liabilities and shareholders’ equity	$49,199	$45,427
See accompanying notes to the consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In millions)
(Unaudited)

				Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Preferred Stock	Common Stock
	Amount	Shares	Amount
Balance at December 31, 2015	$—	291	$3	$7,356	$(1,461)	$(99)	$5,799
Net income	—	—	—	—	425	—	425
Other comprehensive income	—	—	—	—	—	138	138
Conversion of convertible debentures	—	1	—	5	—	—	5
Exercise of stock options and related tax effects	—	—	—	3	—	—	3
Issuance of preferred stock	394	—	—	—	—	—	394
Repurchases of common stock	—	(19)	—	(452)	—	—	(452)
Issuance of restricted stock, net of forfeitures and retirements to pay taxes	—	1	—	(17)	—	—	(17)
Share-based compensation	—	—	—	21	—	—	21
Balance at September 30, 2016	$394	274	$3	$6,916	$(1,036)	$39	$6,316
				Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Preferred Stock	Common Stock
	Amount	Shares	Amount
Balance at December 31, 2014	$—	289	$3	$7,350	$(1,729)	$(249)	$5,375
Net income	—	—	—	—	179	—	179
Other comprehensive income	—	—	—	—	—	240	240
Conversion of convertible debentures	—	—	—	4	—	—	4
Exercise of stock options and related tax effects	—	—	—	2	—	—	2
Issuance of restricted stock, net of forfeitures and retirements to pay taxes	—	1	—	(11)	—	—	(11)
Share-based compensation	—	—	—	23	—	—	23
Balance at September 30, 2015	$—	290	$3	$7,368	$(1,550)	$(9)	$5,812

See accompanying notes to the consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CASH FLOWS (In millions) (Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$425	$179
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (benefit) for loan losses	(131)	(17)
Depreciation and amortization (including discount amortization and accretion)	174	271
(Gains) losses on securities and other, net	(34)	333
Losses on early extinguishment of debt, net	—	37
Share-based compensation	21	23
Deferred tax expense (benefit)	190	(242)
Other	(4)	—
Net effect of changes in assets and liabilities:
(Increase) decrease in cash required to be segregated under federal or other regulations	(1,101)	412
(Increase) decrease in receivables from brokers, dealers and clearing organizations	(591)	353
Decrease (increase) in margin receivables	846	(258)
Decrease in other assets	27	12
(Decrease) increase in payables to brokers, dealers and clearing organizations	(349)	30
Increase (decrease) in customer payables	1,283	(415)
Decrease in other liabilities	(28)	(50)
Net cash provided by operating activities	728	668
Cash flows from investing activities:
Purchases of available-for-sale securities	(4,490)	(3,550)
Proceeds from sales of available-for-sale securities	2,494	3,725
Proceeds from maturities of and principal payments on available-for-sale securities	1,111	1,370
Purchases of held-to-maturity securities	(4,221)	(898)
Proceeds from maturities of and principal payments on held-to-maturity securities	1,476	1,483
Proceeds from sale of loans	—	40
Decrease in loans receivable	888	1,030
Capital expenditures for property and equipment	(51)	(52)
Proceeds from sale of real estate owned and repossessed assets	15	24
Acquisition of OptionsHouse, net of cash acquired	(723)	—
Net cash flow from derivative contracts	(107)	1
Other	3	75
Net cash (used in) provided by investing activities	(3,605)	3,248

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CASH FLOWS—(Continued) (In millions)

	Nine Months Ended September 30,
	2016	2015
Cash flows from financing activities:
Net increase in deposits	$2,252	$720
Net decrease in securities sold under agreements to repurchase	(82)	(3,672)
Advances from FHLB	—	810
Payments on advances from FHLB	—	(1,730)
Proceeds from issuance of senior notes	—	460
Payments on senior notes	—	(800)
Repurchases of trust preferred securities	—	(10)
Proceeds from issuance of preferred stock	400	—
Repurchases of common stock	(452)	—
Net cash flow from derivatives hedging liabilities	—	(16)
Other	(7)	(8)
Net cash provided by (used in) financing activities	2,111	(4,246)
Decrease in cash and equivalents	(766)	(330)
Cash and equivalents, beginning of period	2,233	1,783
Cash and equivalents, end of period	$1,467	$1,453
Supplemental disclosures:
Cash paid for interest	$58	$189
Cash paid for income taxes, net of refunds	$6	$4
Non-cash investing and financing activities:
Transfers of loans held-for-investment to loans held-for-sale	$—	$39
Transfers from loans to other real estate owned and repossessed assets	$23	$20
Conversion of convertible debentures to common stock	$5	$4
Transfer of available-for-sale securities to held-to-maturity securities	$492	$—

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
Beginning January 1, 2016, the Company changed its segment reporting structure to align with the manner in which the Chief Operating Decision Maker now reviews business performance and makes resource allocation decisions. As the Chief Operating Decision Maker's business performance assessments and resource allocation decisions are based on consolidated operating margin, the Company no longer has separate operating segments and, accordingly, no longer presents disaggregated segment financial results. The Company also updated the presentation of its consolidated statement of income (loss) to reflect how business performance is now measured and prior periods have been reclassified to conform to the current period presentation as follows:

•	interest expense related to corporate debt and interest income related to corporate cash reclassified from other income (expense) to net interest income;

•	losses on early extinguishment of debt, net reclassified from other income (expense) to non-interest expense; and

•	other income (expense) reclassified from other income (expense) to gains (losses) on securities and other, net.
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
The fair value of securities that the Company received as collateral in connection with margin receivables and securities borrowing activities, where the Company is permitted to sell or re-pledge the securities, was approximately $9.4 billion and $10.1 billion at September 30, 2016 and December 31, 2015, respectively. Of this amount, $2.1 billion and $2.5 billion had been pledged or sold in connection with securities loans and deposits with clearing organizations at September 30, 2016 and December 31, 2015, respectively.
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
Classification of Certain Cash Receipts and Cash Payments
In August 2016, the FASB amended the guidance on the presentation and classification of certain cash receipts and cash payments in the statement of cash flows to eliminate current diversity in practice. The new guidance will be effective for interim and annual periods beginning January 1, 2018 for the Company and must be applied using a retrospective transition method to each period presented. Early adoption is permitted. The Company is currently evaluating the impact of the new accounting guidance.

NOTE 2—BUSINESS ACQUISITION
OptionsHouse Acquisition
On September 12, 2016, the Company completed its acquisition of all of the outstanding equity of Aperture New Holdings, Inc., the ultimate parent company of OptionsHouse, from Aperture Holdings, L.P. for $725 million. OptionsHouse is an online brokerage firm focused on serving active traders through its derivatives platform. The acquisition will enhance E*TRADE's derivatives capabilities and offerings to current customers while providing the benefit of an expanded breadth of offerings, including 24 hour customer service, long-term investing tools, and mobile experience, for current OptionsHouse customers.
The results of OptionsHouse's operations have been included in the Company's consolidated statement of income (loss) for the three and nine months ended September 30, 2016 from the date of the acquisition. OptionsHouse's net revenue from September 12, 2016 through September 30, 2016 was $6 million. Supplemental pro forma financial information related to the acquisition is not included because the impact on the Company's consolidated statement of income (loss) is not material.
The following table summarizes the provisional allocation of the purchase price to the net assets of OptionsHouse as of September 12, 2016 (dollars in millions):

September 12, 2016
Purchase price	$725
Purchased cash adjustment	26
Working capital adjustment	(2)
Total cash consideration paid	$749
Fair value of net assets acquired	$171
Provisional goodwill	$578
The following table summarizes the provisional fair values of the assets acquired and liabilities assumed as of the acquisition date. The allocation of the purchase price is provisional and subject to further adjustment as information relative to the acquisition date fair value of intangible assets is finalized. We do not expect that any adjustments to the provisional fair value will be material to the Company's consolidated financial statements (dollars in millions):

September 12, 2016
Assets
Cash and equivalents	$26
Identifiable intangible assets	169
Property and equipment	6
Other assets	12
Total assets acquired	$213
Liabilities
Deferred tax liabilities, net	$31
Accrued expenses and other liabilities	11
Total liabilities assumed	$42
Net assets acquired	$171
The provisional goodwill of $578 million, which is allocated to the retail brokerage reporting unit, is composed primarily of the synergies expected to result from combining operations with OptionsHouse and coupling its derivatives platform with the Company's existing product offerings. Approximately $122 million of this goodwill will be deductible for tax purposes.

The Company recorded provisional intangible assets of $169 million, which are subject to amortization over their estimated useful lives. Approximately $63 million of the intangible assets will be deductible for tax purposes. The provisional fair value of the intangible assets was determined under the income approach. The following table summarizes the provisional estimated fair value and estimated useful lives of the intangible assets (dollars in millions):

	Estimated Fair Value	Estimated Useful Life (In Years)
Customer relationships	$118	14
Technology	48	7
Trade name	3	2
Total intangible assets	$169
NOTE 3— RESTRUCTURING AND ACQUISITION-RELATED ACTIVITIES
The following table shows the components of restructuring and acquisition-related activities expense for the three and nine months ended September 30, 2016 and 2015 (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Restructuring activities	$18	$2	$21	$8
Acquisition-related costs	7	—	7	—
Total restructuring and acquisition-related activities	$25	$2	$28	$8
The Company incurred $7 million of acquisition-related costs in connection with its purchase of OptionsHouse, which was completed on September 12, 2016. Restructuring activities during the three and nine months ended September 30, 2016 includes approximately $16 million of costs, primarily related to employee severance, from the realignment of our core brokerage business and organizational structure. The liability for restructuring activities at September 30, 2016 was $11 million.

NOTE 4— INTEREST INCOME AND INTEREST EXPENSE
The following table shows the components of interest income and interest expense for the three and nine months ended September 30, 2016 and 2015 (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest income:
Cash and equivalents	$2	$1	$5	$2
Cash required to be segregated under federal or other regulation	2	1	4	1
Available-for-sale securities	66	57	198	189
Held-to-maturity securities	109	85	319	259
Margin receivables	60	70	185	208
Loans	46	58	146	177
Broker-related receivables and other	—	—	1	2
Subtotal interest income	285	272	858	838
Other interest revenue(1)	24	25	65	85
Total interest income	309	297	923	923
Interest expense:
Deposits	(1)	(1)	(3)	(4)
Customer payables	(2)	(2)	(4)	(4)
Other borrowings(2)	(4)	(30)	(13)	(112)
Corporate debt	(13)	(13)	(40)	(46)
Subtotal interest expense	(20)	(46)	(60)	(166)
Other interest expense(3)	(2)	(2)	(3)	(6)
Total interest expense	(22)	(48)	(63)	(172)
Net interest income(4)	$287	$249	$860	$751

(1)	Represents interest income on securities loaned.

(2)	In September 2015, the Company terminated $4.4 billion of legacy wholesale funding obligations.

(3)	Represents interest expense on securities borrowed.

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
Recurring Fair Value Measurement Techniques
Mortgage-backed Securities
The Company’s mortgage-backed securities portfolio is primarily comprised of agency mortgage-backed securities and collateralized mortgage obligations ("CMOs"). Agency mortgage-backed securities and CMOs are guaranteed by U.S. government sponsored enterprises and federal agencies. The weighted average coupon rates for the available-for-sale mortgage-backed securities at September 30, 2016 are shown in the following table:

Weighted Average Coupon Rate
Agency mortgage-backed securities	2.83%
Agency CMOs	3.27%
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
The fair value measurements of agency debentures and agency debt securities were determined using market and income approaches along with the Company’s own trading activities for identical or similar instruments and were categorized in Level 2 of the fair value hierarchy.
The Company’s municipal bonds are revenue bonds issued by state and other local government agencies. The valuation of corporate bonds is impacted by the credit worthiness of the corporate issuer. All of the Company’s municipal bonds and corporate bonds were rated investment grade at September 30, 2016. These securities were valued using a market approach with pricing service valuations corroborated by recent market transactions for identical or similar bonds. Municipal bonds and corporate bonds were categorized in Level 2 of the fair value hierarchy.
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
Nonrecurring fair value measurements on one- to four-family and home equity loans and real estate owned were classified as Level 3 of the fair value hierarchy as the valuations included unobservable inputs that were significant to the fair value. The following table presents additional information about significant unobservable inputs used in the valuation of assets measured at fair value on a nonrecurring basis that were categorized in Level 3 of the fair value hierarchy at September 30, 2016 and December 31, 2015:

	Unobservable Inputs	Average	Range
September 30, 2016
Loans receivable:
One- to four-family	Appraised value	$440,700	$39,800-$1,954,000
Home equity	Appraised value	$303,700	$6,000-$2,450,000
Real estate owned	Appraised value	$330,300	$17,000-$1,900,000

December 31, 2015
Loans receivable:
One- to four-family	Appraised value	$422,900	$8,500-$1,900,000
Home equity	Appraised value	$274,100	$9,000-$1,300,000
Real estate owned	Appraised value	$330,700	$26,500-$1,250,000

Recurring and Nonrecurring Fair Value Measurements
Assets and liabilities measured at fair value at September 30, 2016 and December 31, 2015 are summarized in the following tables (dollars in millions):

	Level 1	Level 2	Level 3	Total Fair Value
September 30, 2016:
Recurring fair value measurements:
Assets
Available-for-sale securities:
Debt securities:
Agency mortgage-backed securities and CMOs	$—	$12,180	$—	$12,180
Agency debentures	—	850	—	850
U.S. Treasuries	—	311	—	311
Agency debt securities	—	81	—	81
Municipal bonds	—	34	—	34
Corporate bonds	—	4	—	4
Total debt securities	—	13,460	—	13,460
Publicly traded equity securities	33	—	—	33
Total available-for-sale securities	33	13,460	—	13,493
Other assets:
Derivative assets(1)	—	4	—	4
Total assets measured at fair value on a recurring basis(2)	$33	$13,464	$—	$13,497
Liabilities
Derivative liabilities(1)	$—	$131	$—	$131
Total liabilities measured at fair value on a recurring basis(2)	$—	$131	$—	$131
Nonrecurring fair value measurements:
Loans receivable:
One- to four-family	$—	$—	$24	$24
Home equity	—	—	19	19
Total loans receivable	—	—	43	43
Real estate owned	—	—	28	28
Total assets measured at fair value on a nonrecurring basis(3)	$—	$—	$71	$71

(1)
All derivative assets and liabilities were interest rate contracts at September 30, 2016. Information related to derivative instruments is detailed in Note 9—Derivative Instruments and Hedging Activities.

(2)	Assets and liabilities measured at fair value on a recurring basis represented 27% and less than 1% of the Company’s total assets and total liabilities, respectively, at September 30, 2016.

(3)
Represents the fair value of assets prior to deducting estimated selling costs that were carried on the consolidated balance sheet at September 30, 2016, and for which a fair value measurement was recorded during the period.

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

(1)
All derivative assets and liabilities were interest rate contracts at December 31, 2015. Information related to derivative instruments is detailed in Note 9—Derivative Instruments and Hedging Activities.

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

The following table presents losses recognized on assets measured at fair value on a nonrecurring basis during the three and nine months ended September 30, 2016 and 2015 (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
One- to four-family	$1	$1	$3	$6
Home equity	2	4	9	12
Total losses on loans receivable measured at fair value	$3	$5	$12	$18
Losses (gains) on real estate owned measured at fair value	$(1)	$—	$—	$1

Transfers Between Levels 1 and 2
For assets and liabilities measured at fair value on a recurring basis, the Company’s transfers between levels of the fair value hierarchy are deemed to have occurred at the beginning of the reporting period on a quarterly basis. The Company had no transfers between Level 1 and 2 during the nine months ended September 30, 2016 and 2015.
Recurring Fair Value Measurements Categorized within Level 3
For the periods presented, no assets or liabilities measured at fair value on a recurring basis were categorized within Level 3 of the fair value hierarchy.
Fair Value of Financial Instruments Not Carried at Fair Value
The following table summarizes the carrying values, fair values and fair value hierarchy level classification of financial instruments that are not carried at fair value on the consolidated balance sheet at September 30, 2016 and December 31, 2015 (dollars in millions):

	September 30, 2016
	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash and equivalents	$1,467	$1,467	$—	$—	$1,467
Cash required to be segregated under federal or other regulations	$2,159	$2,159	$—	$—	$2,159
Held-to-maturity securities:
Agency mortgage-backed securities and CMOs	$13,176	$—	$13,564	$—	$13,564
Agency debentures	119	—	120	—	120
Agency debt securities	2,894	—	2,986	—	2,986
Total held-to-maturity securities	$16,189	$—	$16,670	$—	$16,670
Margin receivables	$6,552	$—	$6,552	$—	$6,552
Loans receivable, net:
One- to four-family	$2,061	$—	$—	$2,061	$2,061
Home equity	1,503	—	—	1,446	1,446
Consumer	268	—	—	273	273
Total loans receivable, net(1)	$3,832	$—	$—	$3,780	$3,780
Receivables from brokers, dealers and clearing organizations	$1,118	$—	$1,118	$—	$1,118
Liabilities
Deposits	$31,697	$—	$31,697	$—	$31,697
Customer payables	$7,827	$—	$7,827	$—	$7,827
Payables to brokers, dealers and clearing organizations	$1,227	$—	$1,227	$—	$1,227
Trust preferred securities	$409	$—	$—	$285	$285
Corporate debt	$994	$—	$1,068	$—	$1,068

(1)	The carrying value of loans receivable, net includes the allowance for loan losses of $235 million and loans that are recorded at fair value on a nonrecurring basis at September 30, 2016.

	December 31, 2015
	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash and equivalents	$2,233	$2,233	$—	$—	$2,233
Cash required to be segregated under federal or other regulations	$1,057	$1,057	$—	$—	$1,057
Held-to-maturity securities:
Agency mortgage-backed securities and CMOs	$10,353	$—	$10,444	$—	$10,444
Agency debentures	127	—	125	—	125
Agency debt securities	2,523	—	2,544	—	2,544
Other non-agency debt securities	10	—	—	10	10
Total held-to-maturity securities	$13,013	$—	$13,113	$10	$13,123
Margin receivables	$7,398	$—	$7,398	$—	$7,398
Loans receivable, net:
One- to four-family	$2,465	$—	$—	$2,409	$2,409
Home equity	1,810	—	—	1,660	1,660
Consumer	338	—	—	343	343
Total loans receivable, net(1)	$4,613	$—	$—	$4,412	$4,412
Receivables from brokers, dealers and clearing organizations	$520	$—	$520	$—	$520
Liabilities
Deposits	$29,445	$—	$29,444	$—	$29,444
Customer Payables	$6,544	$—	$6,544	$—	$6,544
Payables to brokers, dealers and clearing organizations	$1,576	$—	$1,576	$—	$1,576
Other borrowings:
Securities sold under agreements to repurchase	$82	$—	$82	$—	$82
Trust preferred securities	409	—	—	252	252
Total other borrowings	$491	$—	$82	$252	$334
Corporate debt	$997	$—	$1,055	$—	$1,055

(1)	The carrying value of loans receivable, net includes the allowance for loan losses of $353 million and loans that are recorded at fair value on a nonrecurring basis at December 31, 2015.
The fair value measurement techniques for financial instruments not carried at fair value on the consolidated balance sheet at September 30, 2016 and December 31, 2015 are summarized as follows:
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
Fair Value of Commitments and Contingencies
In the normal course of business, the Company makes various commitments to extend credit and incur contingent liabilities that are not reflected in the consolidated balance sheet. Changes in the economy or interest rates may influence the impact that these commitments and contingencies have on the Company in the future. The Company does not estimate the fair value of those commitments. The Company has the right to cancel these commitments in certain circumstances and has closed a significant amount of customer HELOCs in the past eight years. At September 30, 2016, the Company had approximately $32 million of unfunded commitments to extend credit. Information related to such commitments and contingent liabilities is included in Note 17—Commitments, Contingencies and Other Regulatory Matters.
NOTE 6—OFFSETTING ASSETS AND LIABILITIES
For financial statement purposes, the Company does not offset derivative instruments, repurchase agreements, or securities borrowing and securities lending transactions. These activities are generally transacted under master agreements that are widely used by counterparties and that may allow for net settlements of payments in the normal course, as well as offsetting of all contracts with a given counterparty in the event of bankruptcy or default of one of the two parties to the transaction. The following table presents information about these transactions to enable the users of the Company’s financial statements to evaluate the potential effect of rights of set-off between these recognized assets and recognized liabilities at September 30, 2016 and December 31, 2015 (dollars in millions):

				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet (1)(2)	Financial Instruments	Collateral Received or Pledged (Including Cash)	Net Amount
September 30, 2016
Assets:
Deposits paid for securities borrowed (3)	$657	$—	$657	$(195)	$(449)	$13
Total	$657	$—	$657	$(195)	$(449)	$13

Liabilities:
Deposits received for securities loaned (4)	$1,188	$—	$1,188	$(195)	$(922)	$71
Derivative liabilities (5)(6)	32	—	32	—	(32)	—
Total	$1,220	$—	$1,220	$(195)	$(954)	$71

December 31, 2015
Assets:
Deposits paid for securities borrowed (3)	$120	$—	$120	$(94)	$(18)	$8
Total	$120	$—	$120	$(94)	$(18)	$8

Liabilities:
Deposits received for securities loaned (4)	$1,535	$—	$1,535	$(94)	$(1,314)	$127
Repurchase agreements (6)	82	—	82	—	(81)	1
Derivative liabilities (5)(6)	11	—	11	—	(11)	—
Total	$1,628	$—	$1,628	$(94)	$(1,406)	$128

(1)	Net amount of deposits paid for securities borrowed are reflected in the receivables from brokers, dealers and clearing organizations line item in the consolidated balance sheet.

(2)
Net amount of deposits received for securities loaned, repurchase agreements and derivative liabilities are reflected in the payables to brokers, dealers and clearing organizations, other borrowings and other liabilities line items in the consolidated balance sheet, respectively.

(3)
Included in the gross amounts of deposits paid for securities borrowed was $359 million and $34 million at September 30, 2016 and December 31, 2015, respectively, transacted through a program with a clearing organization, which guarantees the return of cash to the Company. For presentation purposes, these amounts presented are based on the counterparties under the Company’s master securities loan agreements.

(4)
Included in the gross amounts of deposits received for securities loaned was $703 million and $722 million at September 30, 2016 and December 31, 2015, respectively, transacted through a program with a clearing organization, which guarantees the return of securities to the Company. For presentation purposes, these amounts presented are based on the counterparties under the Company’s master securities loan agreements.

(5)	Excludes net accrued interest payable of $1 million and $3 million at September 30, 2016 and December 31, 2015, respectively.

(6)
The Company pledges available-for-sale and held-to-maturity securities as collateral for amounts due on repurchase agreements and derivative liabilities. The collateral pledged included available-for-sale securities at fair value and held-to-maturity securities at amortized cost for September 30, 2016 and available-for-sale securities at fair value for December 31, 2015.

Derivative Transactions
Certain types of derivatives that the Company utilizes in its hedging activities are subject to derivatives clearing agreements ("cleared derivatives contracts") under the Dodd-Frank Act. These cleared derivatives contracts enable clearing by a derivatives clearing organization through a clearing member. Under the contracts, the clearing member typically has a one-way right to offset all contracts in the event of the Company’s default or bankruptcy. Collateral exchanged under these contracts is not included in the table above as the contracts may not qualify as master netting agreements. At September 30, 2016 and December 31, 2015, the Company had $4 million and $10 million, respectively, of cleared derivative contract assets. At September 30, 2016 and December 31, 2015, the Company had $99 million and $44 million, respectively, of cleared derivative contract liabilities.

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

NOTE 7—AVAILABLE-FOR-SALE AND HELD-TO-MATURITY SECURITIES
The amortized cost and fair value of available-for-sale and held-to-maturity securities at September 30, 2016 and December 31, 2015 are shown in the following tables (dollars in millions):

	Amortized Cost	Gross Unrealized / Unrecognized Gains	Gross Unrealized / Unrecognized Losses	Fair Value
September 30, 2016:
Available-for-sale securities:(1)
Debt securities:
Agency mortgage-backed securities and CMOs	$12,064	$140	$(24)	$12,180
Agency debentures	794	59	(3)	850
U.S. Treasuries	300	15	(4)	311
Agency debt securities	79	2	—	81
Municipal bonds	33	1	—	34
Corporate bonds	5	—	(1)	4
Total debt securities	13,275	217	(32)	13,460
Publicly traded equity securities(2)	33	—	—	33
Total available-for-sale securities	$13,308	$217	$(32)	$13,493
Held-to-maturity securities:(1)
Agency mortgage-backed securities and CMOs	$13,176	$406	$(18)	$13,564
Agency debentures	119	1	—	120
Agency debt securities	2,894	92	—	2,986
Total held-to-maturity securities	$16,189	$499	$(18)	$16,670

December 31, 2015:
Available-for-sale securities:
Debt securities:
Agency mortgage-backed securities and CMOs	$11,888	$41	$(166)	$11,763
Agency debentures	551	18	(12)	557
U.S. Treasuries	147	—	(4)	143
Agency debt securities	55	—	—	55
Municipal bonds	35	—	—	35
Corporate bonds	5	—	(1)	4
Total debt securities	12,681	59	(183)	12,557
Publicly traded equity securities(2)	33	—	(1)	32
Total available-for-sale securities	$12,714	$59	$(184)	$12,589
Held-to-maturity securities:
Agency mortgage-backed securities and CMOs	$10,353	$149	$(58)	$10,444
Agency debentures	127	—	(2)	125
Agency debt securities	2,523	34	(13)	2,544
Other non-agency debt securities	10	—	—	10
Total held-to-maturity securities	$13,013	$183	$(73)	$13,123

(1)
During the three months ended June 30, 2016, securities with a fair value of approximately $492 million were transferred from available-for-sale securities to held-to-maturity securities pursuant to an evaluation of our investment strategy and an assessment by management about our intent and ability to hold those particular securities until maturity. See Note 14—Shareholders' Equity for information on the impact to accumulated other comprehensive income.

(2)	Consists of investments in a mutual fund related to the Community Reinvestment Act.

Contractual Maturities
The contractual maturities of all available-for-sale and held-to-maturity debt securities at September 30, 2016 are shown in the following table (dollars in millions):

	Amortized Cost	Fair Value
Available-for-sale debt securities:
Due within one year	$—	$—
Due within one to five years	11	11
Due within five to ten years	3,756	3,835
Due after ten years	9,508	9,614
Total available-for-sale debt securities	$13,275	$13,460
Held-to-maturity debt securities:
Due within one year	$—	$—
Due within one to five years	1,382	1,440
Due within five to ten years	4,615	4,783
Due after ten years	10,192	10,447
Total held-to-maturity debt securities	$16,189	$16,670
At September 30, 2016, the Company pledged $6 million of available-for-sale debt securities and $0.6 billion of held-to-maturity debt securities as collateral for derivatives and other purposes. At December 31, 2015, the Company pledged $17 million of available-for-sale debt securities and $0.7 billion of held-to-maturity debt securities as collateral for derivatives and other purposes.

Investments with Unrealized or Unrecognized Losses
The following tables show the fair value and unrealized or unrecognized losses on available-for-sale and held-to-maturity securities, aggregated by investment category, and the length of time that individual securities have been in a continuous unrealized or unrecognized loss position at September 30, 2016 and December 31, 2015 (dollars in millions):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized / Unrecognized Losses	Fair Value	Unrealized / Unrecognized Losses	Fair Value	Unrealized / Unrecognized Losses
September 30, 2016:
Available-for-sale securities:
Debt securities:
Agency mortgage-backed securities and CMOs	$2,911	$(15)	$1,186	$(9)	$4,097	$(24)
Agency debentures	128	(3)	—	—	128	(3)
U.S. Treasuries	150	(4)	—	—	150	(4)
Corporate bonds	—	—	4	(1)	4	(1)
Total temporarily impaired available-for-sale securities	$3,189	$(22)	$1,190	$(10)	$4,379	$(32)
Held-to-maturity securities:
Agency mortgage-backed securities and CMOs	$529	$(2)	$1,311	$(16)	$1,840	$(18)
Agency debt securities	77	—	18	—	95	—
Total temporarily impaired held-to-maturity securities	$606	$(2)	$1,329	$(16)	$1,935	$(18)

December 31, 2015:
Available-for-sale securities:
Debt securities:
Agency mortgage-backed securities and CMOs	$6,832	$(88)	$2,496	$(78)	$9,328	$(166)
Agency debentures	329	(12)	9	—	338	(12)
U.S. Treasuries	143	(4)	—	—	143	(4)
Agency debt securities	55	—	—	—	55	—
Municipal bonds	—	—	15	—	15	—
Corporate bonds	—	—	4	(1)	4	(1)
Publicly traded equity securities	32	(1)	—	—	32	(1)
Total temporarily impaired available-for-sale securities	$7,391	$(105)	$2,524	$(79)	$9,915	$(184)
Held-to-maturity securities:
Agency mortgage-backed securities and CMOs	$2,807	$(25)	$1,495	$(33)	$4,302	$(58)
Agency debentures	114	(2)	—	—	114	(2)
Agency debt securities	1,006	(10)	134	(3)	1,140	(13)
Total temporarily impaired held-to-maturity securities	$3,927	$(37)	$1,629	$(36)	$5,556	$(73)
The Company does not believe that any individual unrealized loss in the available-for-sale portfolio or unrecognized loss in the held-to-maturity portfolio as of September 30, 2016 represents a credit loss. The Company does not intend to sell the debt securities in an unrealized or unrecognized loss position as of the balance sheet date and it is not more likely than not that the Company will be required to sell the debt securities before the anticipated recovery of its remaining amortized cost of the debt securities in an unrealized or unrecognized loss position at September 30, 2016.
There were no impairment losses recognized in earnings on available-for-sale or held-to-maturity securities during the nine months ended September 30, 2016 and 2015, respectively.
Included within the Company's securities portfolios are securities that have been written-down to a zero carrying value. The credit loss component of debt securities held by the Company that had a noncredit loss component previously recognized in other comprehensive income decreased to $136 million at September 30, 2016 from $152 million at December 31, 2015, as a result of the sale and pay off of our remaining impaired securities during the third quarter of 2016. Of these amounts, $136 million and $123 million at September 30, 2016 and December 31, 2015, respectively, relate to debt securities that have been factored to zero, but the Company still holds legal title to these securities until maturity or until they are sold.
Gains (Losses) on Securities and Other, Net
The following table shows the components of the gains (losses) on securities and other, net line items on the consolidated statement of income (loss) for the three and nine months ended September 30, 2016 and 2015 (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Reclassification of deferred losses on cash flow hedges	$—	$(370)	$—	$(370)
Gains on available-for-sale securities, net:
Gains on available-for-sale securities	17	30	46	48
Losses on available-for-sale securities	—	(19)	—	(19)
Subtotal	17	11	46	29
Hedge ineffectiveness	(4)	(2)	(8)	—
Equity method investment income (loss) and other	1	3	(4)	8
Gains (losses) on securities and other, net	$14	$(358)	$34	$(333)
NOTE 8—LOANS RECEIVABLE, NET
Loans receivable, net at September 30, 2016 and December 31, 2015 are summarized as follows (dollars in millions):

	September 30, 2016	December 31, 2015
One- to four-family	$2,094	$2,488
Home equity	1,685	2,114
Consumer	271	341
Total loans receivable	4,050	4,943
Unamortized premiums, net	17	23
Allowance for loan losses	(235)	(353)
Total loans receivable, net	$3,832	$4,613
At September 30, 2016, the Company pledged $3.4 billion and $0.3 billion of loans as collateral to the FHLB and Federal Reserve Bank, respectively. At December 31, 2015, the Company pledged $4.2 billion and $0.3 billion of loans as collateral to the FHLB and Federal Reserve Bank, respectively.

The following table presents the total recorded investment in loans receivable and allowance for loan losses by loans that have been collectively evaluated for impairment and those that have been individually evaluated for impairment by loan class at September 30, 2016 and December 31, 2015 (dollars in millions):

	Recorded Investment		Allowance for Loan Losses
	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Collectively evaluated for impairment:
One- to four-family	$1,850	$2,219	$41	$31
Home equity	1,484	1,915	132	255
Consumer	273	344	5	6
Total collectively evaluated for impairment	3,607	4,478	178	292
Individually evaluated for impairment:
One- to four-family	258	286	6	9
Home equity	202	202	51	52
Total individually evaluated for impairment	460	488	57	61
Total	$4,067	$4,966	$235	$353
Credit Quality and Concentrations of Credit Risk
The Company tracks and reviews factors to predict and monitor credit risk in its mortgage loan portfolio on an ongoing basis. These factors include: loan type, estimated current LTV/CLTV ratios, delinquency history, borrowers’ current credit scores, housing prices, loan vintage and geographic location of the property. The Company believes LTV/CLTV ratios and credit scores are the key factors in determining future loan performance. The factors are updated on at least a quarterly basis. The Company tracks and reviews delinquency status to predict and monitor credit risk in the consumer loan portfolio on at least a quarterly basis.
Credit Quality
The following tables show the distribution of the Company’s mortgage loan portfolios by credit quality indicator at September 30, 2016 and December 31, 2015 (dollars in millions):

	One- to Four-Family		Home Equity
Current LTV/CLTV (1)	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
<=80%	$1,368	$1,519	$721	$843
80%-100%	462	609	448	549
100%-120%	162	227	308	420
>120%	102	133	208	302
Total mortgage loans receivable	$2,094	$2,488	$1,685	$2,114
Average estimated current LTV/CLTV (2)	74%	77%	88%	90%
Average LTV/CLTV at loan origination (3)	71%	71%	81%	81%

(1)
Current CLTV calculations for home equity loans are based on the maximum available line for HELOCs and outstanding principal balance for home equity installment loans. For home equity loans in the second lien position, the original balance of the first lien loan at origination date and updated valuations on the property underlying the loan are used to calculate CLTV. Current property values are updated on a quarterly basis using the most recent property value data available to the Company. For properties in which the Company did not have an updated valuation, home price indices were utilized to estimate the current property value.

(2)
The average estimated current LTV/CLTV ratio reflects the outstanding balance at the balance sheet date and the maximum available line for HELOCs, divided by the estimated current value of the underlying property.

(3)
Average LTV/CLTV at loan origination calculations are based on LTV/CLTV at time of purchase for one- to four-family purchased loans and home equity installment loans and maximum available line for HELOCs.

	One- to Four-Family		Home Equity
Current FICO (1)	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
>=720	$1,224	$1,423	$852	$1,069
719 - 700	189	246	163	222
699 - 680	149	198	145	183
679 - 660	132	150	125	152
659 - 620	166	198	161	203
<620	234	273	239	285
Total mortgage loans receivable	$2,094	$2,488	$1,685	$2,114

(1)
FICO scores are updated on a quarterly basis; however, there were approximately $31 million and $39 million of one- to four-family loans at September 30, 2016 and December 31, 2015, respectively, and $2 million and $3 million of home equity loans at September 30, 2016 and December 31, 2015, respectively, for which the updated FICO scores were not available. For these loans, the current FICO distribution included the most recent FICO scores where available, otherwise the original FICO score was used.

Concentrations of Credit Risk
One- to four-family loans include loans for a five to ten year interest-only period, followed by an amortizing period ranging from 20 to 25 years. At September 30, 2016, 31% of the Company's one- to four-family portfolio was not yet amortizing. During the trailing twelve months ended September 30, 2016, borrowers of approximately 15% of the portfolio made voluntary annual principal payments of at least $2,500 and of this population, nearly half made principal payments that were $10,000 or greater.
The home equity loan portfolio is primarily second lien loans on residential real estate properties, which have a higher level of credit risk than first lien mortgage loans. Approximately 13% of the home equity portfolio was in the first lien position and the Company holds both the first and second lien positions in less than 1% of the home equity loan portfolio at September 30, 2016. The home equity loan portfolio consists of approximately 18% of home equity installment loans and approximately 82% of HELOCs at September 30, 2016.
Home equity installment loans are primarily fixed rate and fixed term, fully amortizing loans that do not offer the option of an interest-only payment. The majority of HELOCs convert to amortizing loans at the end of the draw period, which typically ranges from five to ten years. At September 30, 2016, approximately 1% of this portfolio will require the borrowers to repay the loan in full at the end of the draw period in a future period. At September 30, 2016, 27% of the HELOC portfolio had not converted from the interest-only draw period and had not begun amortizing. During the trailing twelve months ended September 30, 2016, borrowers of approximately 40% of the portfolio made annual principal payments of at least $500 on their HELOCs and slightly under half reduced their principal balance by at least $2,500.
The following table outlines when one- to four-family and HELOCs convert to amortizing by percentage of the one- to four-family portfolio and HELOC portfolios, respectively, at September 30, 2016:

Period of Conversion to Amortizing Loan	% of One- to Four-Family Portfolio	% of Home Equity Line of Credit Portfolio
Already amortizing	69%	73%
Through December 31, 2016	7%	12%
Year ending December 31, 2017	24%	14%
Year ending December 31, 2018 or later	—%	1%
The average age of our mortgage loans receivable was 10.6 and 9.9 years at September 30, 2016 and December 31, 2015, respectively. Approximately 36% and 37% of the Company’s mortgage loans receivable were concentrated in California at September 30, 2016 and December 31, 2015, respectively. No other state had concentrations of mortgage loans that represented 10% or more of the Company’s mortgage loans receivable at September 30, 2016 and December 31, 2015.

Delinquent Loans
The following table shows total loans receivable by delinquency category at September 30, 2016 and December 31, 2015 (dollars in millions):

	Current	30-89 Days Delinquent	90-179 Days Delinquent	180+ Days Delinquent	Total
September 30, 2016
One- to four-family	$1,913	$65	$19	$97	$2,094
Home equity	1,568	38	24	55	1,685
Consumer	267	4	—	—	271
Total loans receivable	$3,748	$107	$43	$152	$4,050
December 31, 2015
One- to four-family	$2,279	$72	$26	$111	$2,488
Home equity	1,978	52	31	53	2,114
Consumer	334	6	1	—	341
Total loans receivable	$4,591	$130	$58	$164	$4,943
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
The Company monitors loans in which a borrower’s current credit history casts doubt on their ability to repay a loan. Loans are classified as special mention when they are between 30 and 89 days past due. The trend in special mention loan balances is generally indicative of the expected trend for charge-offs in future periods, as these loans have a greater propensity to migrate into nonaccrual status and ultimately charge-off. One- to four-family loans are generally secured in a first lien position by real estate assets, reducing the potential loss when compared to an unsecured loan. Home equity loans are generally secured by real estate assets; however, the majority of these loans are secured in a second lien position, which substantially increases the potential loss when compared to a first lien position. The loss severity of our second lien home equity loans was approximately 92% for a trailing twelve-month period as of September 30, 2016.
Nonperforming Loans
The Company classifies loans as nonperforming when they are no longer accruing interest, which includes loans that are 90 days and greater past due, TDRs that are on nonaccrual status for all classes of loans (including loans in bankruptcy) and certain junior liens that have a delinquent senior lien. The following table shows the comparative data for nonperforming loans at September 30, 2016 and December 31, 2015 (dollars in millions):

	September 30, 2016	December 31, 2015
One- to four-family	$230	$263
Home equity	150	154
Consumer	—	1
Total nonperforming loans receivable	$380	$418
Real Estate Owned and Loans with Formal Foreclosure Proceedings in Process
At September 30, 2016 and December 31, 2015, the Company held $30 million and $27 million, respectively, of real estate owned that were acquired through foreclosure or through a deed in lieu of foreclosure or similar legal agreement. The Company also held $104 million and $108 million of loans for which formal foreclosure proceedings were in process at September 30, 2016 and December 31, 2015, respectively.

Allowance for Loan Losses
The following table provides a roll forward by loan portfolio of the allowance for loan losses for the three and nine months ended September 30, 2016 and 2015 (dollars in millions):

	Three Months Ended September 30, 2016
	One- to Four-Family	Home Equity	Consumer	Total
Allowance for loan losses, beginning of period	$42	$245	$6	$293
Provision (benefit) for loan losses	2	(64)	—	(62)
Charge-offs	—	(4)	(1)	(5)
Recoveries	3	6	—	9
Net (charge-offs) recoveries	3	2	(1)	4
Allowance for loan losses, end of period	$47	$183	$5	$235

	Three Months Ended September 30, 2015
	One- to Four-Family	Home Equity	Consumer	Total
Allowance for loan losses, beginning of period	$49	$345	$8	$402
Provision (benefit) for loan losses	(10)	(15)	—	(25)
Charge-offs	—	(7)	(2)	(9)
Recoveries	—	7	1	8
Net (charge-offs) recoveries	—	—	(1)	(1)
Allowance for loan losses, end of period	$39	$330	$7	$376

	Nine Months Ended September 30, 2016
	One- to Four-Family	Home Equity	Consumer	Total
Allowance for loan losses, beginning of period	$40	$307	$6	$353
Provision (benefit) for loan losses	2	(134)	1	(131)
Charge-offs	(1)	(13)	(5)	(19)
Recoveries	6	23	3	32
Net (charge-offs) recoveries	5	10	(2)	13
Allowance for loan losses, end of period	$47	$183	$5	$235

	Nine Months Ended September 30, 2015
	One- to Four-Family	Home Equity	Consumer	Total
Allowance for loan losses, beginning of period	$27	$367	$10	$404
Provision (benefit) for loan losses	15	(32)	—	(17)
Charge-offs	(3)	(26)	(8)	(37)
Recoveries	—	21	5	26
Net (charge-offs) recoveries	(3)	(5)	(3)	(11)
Allowance for loan losses, end of period	$39	$330	$7	$376
Total loans receivable designated as held-for-investment decreased $0.8 billion during the nine months ended September 30, 2016. The allowance for loan losses was $235 million, or 5.8% of total loans receivable, as of September 30, 2016 compared to $353 million, or 7.1% of total loans receivable, as of December 31, 2015. The benefit for loan losses was $62 million and $131 million for the three and nine months ended September 30, 2016. The quantitative allowance methodology continues to include the identification of higher risk mortgage loans and the period of forecasted loan losses captured within the general allowance includes the total probable loss over the remaining life of these loans. The current period provision benefit of $62 million includes approximately $40 million resulting from updated performance expectations based on the sustained outperformance of a substantial volume of the high-risk HELOCs. The current period benefit also reflected recoveries in excess of prior expectations, including recoveries of previous charge-offs that were not included in our loss estimates, as well as payoffs on loans converting to amortizing.

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
Delinquency status is the primary measure the Company uses to evaluate the performance of loans modified as TDRs. As mentioned above, the Company classifies loans as nonperforming when they are no longer accruing interest, which includes loans that are 90 days and greater past due, TDRs that are on nonaccrual status for all classes of loans, including loans in bankruptcy, and certain junior liens that have a delinquent senior lien. The following table shows a summary of the Company’s recorded investment in TDRs that were on accrual and nonaccrual status, further disaggregated by delinquency status, in addition to the recorded investment in TDRs at September 30, 2016 and December 31, 2015 (dollars in millions):

		Nonaccrual TDRs
	Accrual TDRs(1)	Current(2)	30-89 Days Delinquent	90-179 Days Delinquent	180+ Days Delinquent	Total Recorded Investment in TDRs (3)(4)
September 30, 2016
One- to four-family	$100	$96	$18	$4	$40	$258
Home equity	116	50	8	5	23	202
Total	$216	$146	$26	$9	$63	$460
December 31, 2015
One- to four-family	$106	$106	$19	$8	$47	$286
Home equity	120	42	11	8	21	202
Total	$226	$148	$30	$16	$68	$488

(1)	Represents loans modified as TDRs that are current and have made six or more consecutive payments.

(2)	Represents loans modified as TDRs that are current but have not yet made six consecutive payments, bankruptcy loans and certain junior lien TDRs that have a delinquent senior lien.

(3)
The unpaid principal balance in one- to four-family TDRs was $256 million and $283 million at September 30, 2016 and December 31, 2015, respectively. For home equity loans, the recorded investment in TDRs represents the unpaid principal balance.

(4)
Total recorded investment in TDRs at September 30, 2016 consisted of $325 million of loans modified as TDRs and $135 million of loans that have been charged off due to bankruptcy notification. Total recorded investment in TDRs at December 31, 2015 consisted of $334 million of loans modified as TDRs and $154 million of loans that have been charged off due to bankruptcy notification.

The following table shows the average recorded investment and interest income recognized both on a cash and accrual basis for the Company’s TDRs during the three and nine months ended September 30, 2016 and 2015 (dollars in millions):

	Average Recorded Investment		Interest Income Recognized
	Three Months Ended September 30,		Three Months Ended September 30,
	2016	2015	2016	2015
One- to four-family	$264	$300	$2	$3
Home equity	205	212	5	4
Total	$469	$512	$7	$7

	Average Recorded Investment		Interest Income Recognized
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
One- to four-family	$275	$307	$7	$7
Home equity	205	216	13	13
Total	$480	$523	$20	$20

Included in the allowance for loan losses was a specific valuation allowance of $57 million and $61 million that was established for TDRs at September 30, 2016 and December 31, 2015, respectively. The specific allowance for these individually impaired loans represents the forecasted losses over the estimated remaining life of the loans, including the economic concessions granted to the borrowers. The following table shows detailed information related to the Company’s TDRs at September 30, 2016 and December 31, 2015 (dollars in millions):

	September 30, 2016			December 31, 2015
	Recorded Investment in TDRs	Specific Valuation Allowance	Net Investment in TDRs	Recorded Investment in TDRs	Specific Valuation Allowance	Net Investment in TDRs
With a recorded allowance:
One- to four-family	$61	$6	$55	$72	$9	$63
Home equity	$112	$51	$61	$111	$52	$59
Without a recorded allowance:(1)
One- to four-family	$197	$—	$197	$214	$—	$214
Home equity	$90	$—	$90	$91	$—	$91
Total:
One- to four-family	$258	$6	$252	$286	$9	$277
Home equity	$202	$51	$151	$202	$52	$150

(1)	Represents loans where the discounted cash flow analysis or collateral value is equal to or exceeds the recorded investment in the loan.
Troubled Debt Restructurings — Loan Modifications
The Company has loan modification programs that focus on the mitigation of potential losses in the one- to four-family and home equity mortgage loan portfolio. The Company currently does not have an active loan modification program for consumer loans. The various types of economic concessions that may be granted in a loan modification typically consist of interest rate reductions, maturity date extensions, principal forgiveness or a combination of these concessions. The Company uses specialized servicers that focus on loan modifications and pursue trial modifications for loans that are more than 180 days delinquent. Trial modifications are classified immediately as TDRs and continue to be reported as delinquent until the successful completion of the trial period, which is typically 90 days. The loan then becomes a permanent modification reported as current but remains on nonaccrual status until six consecutive payments have been made.
The following table shows loans modified as TDRs by delinquency category at September 30, 2016 and December 31, 2015 (dollars in millions):

	Modifications Current	Modifications 30-89 Days Delinquent	Modifications 90-179 Days Delinquent	Modifications 180+ Days Delinquent	Total Recorded Investment in Modifications(1)
September 30, 2016
One- to four-family	$130	$10	$2	$14	$156
Home equity	146	6	4	13	169
Total	$276	$16	$6	$27	$325
December 31, 2015
One- to four-family	$138	$11	$5	$16	$170
Home equity	139	8	6	11	164
Total	$277	$19	$11	$27	$334

(1)	Includes loans modified as TDRs that also had received a bankruptcy notification of $44 million and $42 million at September 30, 2016 and December 31, 2015, respectively.

The following table shows loans modified as TDRs and the specific valuation allowance by loan portfolio as well as the percentage of total expected losses at September 30, 2016 and December 31, 2015 (dollars in millions):

	Recorded Investment in Modifications before Charge-offs	Charge-offs	Recorded Investment in Modifications	Specific Valuation Allowance	Net Investment in Modifications	Specific Valuation Allowance as a % of Modifications	Total Expected Losses
September 30, 2016
One- to four-family	$200	$(44)	$156	$(6)	$150	4%	25%
Home equity	279	(110)	169	(51)	118	30%	57%
Total	$479	$(154)	$325	$(57)	$268	17%	44%
December 31, 2015
One- to four-family	$216	$(46)	$170	$(9)	$161	5%	25%
Home equity	284	(120)	164	(52)	112	32%	61%
Total	$500	$(166)	$334	$(61)	$273	18%	45%
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
The vast majority of the Company’s loans modified as TDRs include an interest rate reduction in combination with another type of concession. The Company prioritizes the interest rate reduction modifications in combination with the other modification categories. Each class is mutually exclusive in that if a modification had an interest rate reduction with an extension and other modification, the modification would only be presented in the extension column in the table below. The following tables provide the number of loans and post-modification balances immediately after being modified by major class during the three and nine months ended September 30, 2016 and 2015 (dollars in millions):

	Three Months Ended September 30, 2016
		Interest Rate Reduction
	Number of Loans	Re-age/ Extension/ Interest Capitalization	Other with Interest Rate Reduction	Other(1)	Total
One- to four-family	11	$2	$—	$2	$4
Home equity	102	2	—	5	7
Total	113	$4	$—	$7	$11

	Three Months Ended September 30, 2015
		Interest Rate Reduction
	Number of Loans	Re-age/ Extension/ Interest Capitalization	Other with Interest Rate Reduction	Other	Total
One- to four-family	12	$4	$—	$1	$5
Home equity	40	1	1	1	3
Total	52	$5	$1	$2	$8

	Nine Months Ended September 30, 2016
		Interest Rate Reduction
	Number of Loans	Re-age/ Extension/ Interest Capitalization	Other with Interest Rate Reduction	Other(1)	Total
One- to four-family	32	$8	$—	$4	$12
Home equity	459	7	3	23	33
Total	491	$15	$3	$27	$45

	Nine Months Ended September 30, 2015
		Interest Rate Reduction
	Number of Loans	Re-age/ Extension/ Interest Capitalization	Other with Interest Rate Reduction	Other(1)	Total
One- to four-family	28	$7	$—	$2	$9
Home equity	293	3	2	17	22
Total	321	$10	$2	$19	$31

(1)
Includes TDRs that resulted from a loan modification program being offered to a subset of borrowers with HELOCs whose original loan terms provided the borrowers the option to accelerate their date of conversion to amortizing loans. As certain terms of the Company's offer represented economic concessions, such as longer amortization periods than were in the original loan agreements, to certain borrowers experiencing financial difficulty, this program resulted in less than $1 million and $15 million of TDRs during the three and nine months ended September 30, 2016, respectively, and $14 million of TDRs during the nine months ended September 30, 2015.

The Company considers modifications that become 30 days past due to have experienced a payment default. The following table shows the recorded investment in modifications that experienced a payment default within 12 months after the modification for the three and nine months ended September 30, 2016 and 2015 (dollars in millions):

	Three Months Ended September 30,
	2016		2015
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
One- to four-family(1)	1	$—	2	$1
Home equity(2)	19	1	11	1
Total	20	$1	13	$2

	Nine Months Ended September 30,
	2016		2015
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
One- to four-family(1)	8	$3	4	$2
Home equity(2)(3)	49	3	79	4
Total	57	$6	83	$6

(1)
For the three and nine months ended September 30, 2016, less than $1 million and 1 million, respectively, of the recorded investment in one- to four-family loans had a payment default in the trailing 12 months that was classified as current, compared to less than $1 million for both the three and nine months ended September 30, 2015.

(2)
For the three and nine months ended September 30, 2016, $1 million and $2 million, respectively, of the recorded investment in home equity loans had a payment default in the trailing 12 months that was classified as current, compared to less than $1 million and $3 million for the three and nine months ended September 30, 2015, respectively.

(3)	The majority of these home equity modifications during the nine months ended September 30, 2015 experienced servicer transfers during this same period.
NOTE 9—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The Company enters into derivative transactions primarily to protect against interest rate risk on the value of certain assets, liabilities and future cash flows. Each derivative instrument is recorded on the consolidated balance sheet at fair value as a freestanding asset or liability. The following table summarizes the fair value of derivatives as reported in the consolidated balance sheet at September 30, 2016 and December 31, 2015 (dollars in millions):

		Fair Value
	Notional	Asset(1)	Liability(2)	Net(3)
September 30, 2016
Interest rate contracts:
Fair value hedges	$2,295	$4	$(131)	$(127)
Total derivatives designated as hedging instruments(4)	$2,295	$4	$(131)	$(127)
December 31, 2015
Interest rate contracts:
Fair value hedges	$2,204	$10	$(55)	$(45)
Total derivatives designated as hedging instruments(4)	$2,204	$10	$(55)	$(45)

(1)	Reflected in the other assets line item on the consolidated balance sheet.

(2)	Reflected in the other liabilities line item on the consolidated balance sheet.

(3)	Represents net fair value of derivative instruments for disclosure purposes only.

(4)	All derivatives were designated as hedging instruments at September 30, 2016 and December 31, 2015.

Cash Flow Hedges
The Company terminated $4.4 billion of legacy wholesale funding obligations during the third quarter of 2015 along with the cash flow hedges used to hedge the forecasted transactions related to these obligations. As the Company's intent changed and the hedged forecasted transactions became probable of not occurring, the Company reclassified $370 million of pre-tax losses on cash flow hedges from accumulated other comprehensive loss into earnings during the three months ended September 30, 2015. See Note 11— Other Borrowings for additional information.
Fair Value Hedges
Fair value hedges are used to offset exposure to changes in value of certain fixed-rate assets and liabilities. Fair value hedges are accounted for by recording the fair value of the derivative instrument and the fair value of the asset or liability being hedged on the consolidated balance sheet. Changes in the fair value of both the derivative instruments and the underlying assets or liabilities are recognized in the gains (losses) on securities and other, net line item in the consolidated statement of income (loss). To the extent that the hedge is ineffective, the changes in the fair values will not offset and the difference, or hedge ineffectiveness, is reflected in the gains (losses) on securities and other, net line item in the consolidated statement of income (loss).
Hedge accounting is discontinued for fair value hedges if a derivative instrument is sold, terminated or otherwise de-designated. If fair value hedge accounting is discontinued, the previously hedged item is no longer adjusted for changes in fair value through the consolidated statement of income (loss) and the cumulative net gain or loss on the hedged asset or liability at the time of de-designation is amortized to interest income or interest expense using the effective interest method over the expected remaining life of the hedged item. Changes in the fair value of the derivative instruments after de-designation of fair value hedge accounting are recorded in the gains (losses) on securities and other, net line item in the consolidated statement of income (loss).
The following table summarizes the effect of interest rate contracts designated as fair value hedges and related hedged items on the consolidated statement of income (loss) for the three and nine months ended September 30, 2016 and 2015 (dollars in millions):

	Three Months Ended September 30,
	2016			2015
	Hedging Instrument	Hedged Item	Hedge Ineffectiveness(1)	Hedging Instrument	Hedged Item	Hedge Ineffectiveness(1)
Agency debentures	$1	$(3)	$(2)	$(30)	$30	$—
Agency mortgage-backed securities	14	(16)	(2)	(72)	70	(2)
Total gains (losses) included in earnings	$15	$(19)	$(4)	$(102)	$100	$(2)

	Nine Months Ended September 30,
	2016			2015
	Hedging Instrument	Hedged Item	Hedge Ineffectiveness(1)	Hedging Instrument	Hedged Item	Hedge Ineffectiveness(1)
Agency debentures	$(89)	$85	$(4)	$(15)	$15	$—
Agency mortgage-backed securities	(100)	96	(4)	(32)	32	—
Total gains (losses) included in earnings	$(189)	$181	$(8)	$(47)	$47	$—

(1)	Reflected in the gains (losses) on securities and other, net line item on the consolidated statement of income (loss).

NOTE 10—DEPOSITS
Deposits are summarized as follows (dollars in millions):

	Amount		Weighted-Average Rate
	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Sweep deposits	$26,464	$24,018	0.01%	0.01%
Complete savings deposits	3,182	3,357	0.01%	0.01%
Checking deposits	1,252	1,239	0.03%	0.03%
Other money market and savings deposits	765	792	0.01%	0.01%
Time deposits(1)	34	39	0.18%	0.38%
Total deposits(2)	$31,697	$29,445	0.01%	0.01%

(1)	Time deposits represent certificates of deposit as of September 30, 2016 and December 31, 2015, and include brokered certificates of deposit as of December 31, 2015.

(2)	As of September 30, 2016 and December 31, 2015, the Company had $172 million and $173 million in non-interest bearing deposits, respectively.
NOTE 11— OTHER BORROWINGS
Other borrowings at September 30, 2016 and December 31, 2015 are summarized as follows (dollars in millions):

	September 30, 2016	December 31, 2015
Trust preferred securities(1)	$409	$409
Repurchase agreements(2)	—	82
Total other borrowings	$409	$491

(1)	The Company's TRUPs begin maturing in 2031.

(2)	The maximum amount at any month end for repurchase agreements was $3.8 billion for the year ended December 31, 2015.

The Company terminated $4.4 billion of legacy wholesale funding obligations during the third quarter of 2015. In connection with this termination, the Company recorded a pre-tax charge of $413 million in consolidated statement of income (loss), including $43 million in the losses on early extinguishment of debt, net line item, and $370 million in the gains (losses) on securities and other, net line item that were reclassified from accumulated other comprehensive loss attributable to cash flow hedges.
The Company repurchased $14 million of trust preferred securities in advance of maturity during the third quarter of 2015 and recorded a gain on early extinguishment of debt of $4 million.
External Lines of Credit maintained at E*TRADE Clearing
E*TRADE Clearing's external liquidity lines total approximately $1.1 billion as of September 30, 2016 and include the following:

•	a 364-day, $400 million senior unsecured committed revolving credit facility with a syndicate of banks that matures in June 2017;

•	secured committed lines of credit with two unaffiliated banks, aggregating to $175 million with a maturity date of June 2017;

•
unsecured uncommitted lines of credit with two unaffiliated banks aggregating to $100 million, of which $75 million was renewed and is scheduled to mature in June 2017 and the remaining line has no maturity date; and

•	secured uncommitted lines of credit with several unaffiliated banks aggregating to $375 million with no maturity date.
The revolving credit facility contains maintenance covenants relating to E*TRADE Clearing's minimum consolidated tangible net worth and regulatory net capital ratio. There were no outstanding balances for these lines at September 30, 2016.

NOTE 12—CORPORATE DEBT
Corporate debt at September 30, 2016 and December 31, 2015 is outlined in the following table (dollars in millions):

	Face Value	Discount	Net
September 30, 2016
Interest-bearing notes:
5 3/8% Notes, due 2022	$540	$(4)	$536
4 5/8% Notes, due 2023	460	(5)	455
Total interest-bearing notes	1,000	(9)	991
Non-interest-bearing debt:
0% Convertible debentures, due 2019	3	—	3
Total corporate debt	$1,003	$(9)	$994

	Face Value	Discount	Net
December 31, 2015
Interest-bearing notes:
5 3/8% Notes, due 2022	$540	$(6)	$534
4 5/8% Notes, due 2023	460	(5)	455
Total interest-bearing notes	1,000	(11)	989
Non-interest-bearing debt:
0% Convertible debentures, due 2019	8	—	8
Total corporate debt	$1,008	$(11)	$997
4 5/8% Notes
In March 2015, the Company issued an aggregate principal amount of $460 million in 4 5/8% Notes due September 2023. Interest is payable semi-annually and the notes may be called by the Company beginning March 15, 2018 at a premium, which declines over time. The Company used the net proceeds from the issuance of the 4 5/8% Notes, along with approximately $432 million of existing corporate cash to redeem all of the outstanding 6 3/8% Notes including paying the associated redemption premiums of $68 million, accrued interest and related fees and expenses. This resulted in $73 million in losses on early extinguishment of debt for the quarter ended March 31, 2015.
Credit Facility
In November 2014, the Company entered into a $200 million senior secured revolving credit facility and in February of 2015, entered into an amendment to increase commitments thereunder by $50 million. At September 30, 2016, there was no outstanding balance under the revolving credit facility and available capacity for borrowings was $250 million. The credit facility expires in November 2017. The Company has the ability to borrow against the credit facility for working capital and general corporate purposes. The credit facility contains certain maintenance covenants, including the requirement for the parent company to maintain unrestricted cash of $100 million.

NOTE 13—INCOME TAXES
Income Tax Expense (Benefit)
Income tax expense was $86 million and $208 million for the three and nine months ended September 30, 2016, respectively, compared to an income tax benefit of $93 million and $245 million for the same periods in 2015. The effective tax rates were 38% and 33% for the three and nine months ended September 30, 2016, respectively, compared to 38% and 372% for the same periods in 2015.
The effective tax rate of 33% for the nine months ended September 30, 2016 was primarily driven by the release of valuation allowances on certain state deferred tax assets. Effective January 1, 2016, the Company elected to treat its broker-dealers, E*TRADE Securities and E*TRADE Clearing, as single member LLCs for tax purposes. The election to be treated as single member LLCs and future income projections at the broker-dealers will result in the utilization of certain state deferred tax assets, primarily state NOLs, against which the Company had recorded valuation allowances. Accordingly, the Company recognized a tax benefit of $31 million during the three months ended March 31, 2016.
The effective tax rate of 372% for the nine months ended September 30, 2015, was primarily driven by the settlement of an IRS examination of the Company's 2007, 2009, and 2010 federal tax returns, which resulted in the recognition of a $220 million income tax benefit in the second quarter of 2015.
Deferred Taxes and Valuation Allowance
Deferred income taxes are recorded when revenues and expenses are recognized in different periods for financial statement and tax return purposes. The Company maintains valuation allowances against the portion of deferred tax assets that it does not believe would be realized. The Company’s deferred tax asset, valuation allowance, and deferred tax liability balances at September 30, 2016 and December 31, 2015 are summarized in the following table (dollars in millions):

	September 30,	December 31,
	2016	2015
Total deferred tax assets	$1,266	$1,548
Valuation allowance	(42)	(82)
Total deferred tax assets, net of valuation allowance	1,224	1,466
Total deferred tax liabilities	(499)	(433)
Deferred tax assets, net	$725	$1,033

NOTE 14—SHAREHOLDERS' EQUITY
The following tables present after-tax changes in each component of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2016 and 2015 (dollars in millions):

	Available-for-Sale Securities(1)	Cash Flow Hedging Instruments	Foreign Currency Translation	Total
Balance, December 31, 2015	$(101)	$—	$2	$(99)
Other comprehensive income before reclassifications	94	—	—	94
Amounts reclassified from accumulated other comprehensive loss	(9)	—	—	(9)
Net change	85	—	—	85
Balance, March 31, 2016	$(16)	$—	$2	$(14)
Other comprehensive income before reclassifications	69	—	—	69
Amounts reclassified from accumulated other comprehensive income	(9)	—	—	(9)
Net change	60	—	—	60
Balance, June 30, 2016	$44	$—	$2	$46
Other comprehensive income before reclassifications	3	—	—	3
Amounts reclassified from accumulated other comprehensive income	(10)	—	—	(10)
Net change	(7)	—	—	(7)
Balance, September 30, 2016	$37	$—	$2	$39

(1)
Includes unamortized unrealized losses of approximately $8 million at September 30, 2016, related to available-for-sale securities that were transferred to held-to-maturity during the three months ended June 30, 2016. See Note 7—Available-for-Sale and Held-to-Maturity Securities for additional information.

	Available-for-Sale Securities	Cash Flow Hedging Instruments	Foreign Currency Translation	Total
Balance, December 31, 2014	$7	$(261)	$5	$(249)
Other comprehensive income (loss) before reclassifications	39	(11)	—	28
Amounts reclassified from accumulated other comprehensive loss	(6)	16	—	10
Net change	33	5	—	38
Balance, March 31, 2015	$40	$(256)	$5	$(211)
Other comprehensive income (loss) before reclassifications	(59)	6	—	(53)
Amounts reclassified from accumulated other comprehensive loss	(5)	16	—	11
Net change	(64)	22	—	(42)
Balance, June 30, 2015	$(24)	$(234)	$5	$(253)
Other comprehensive income (loss) before reclassifications	17	(5)	—	12
Amounts reclassified from accumulated other comprehensive loss	(7)	239	—	232
Net change	10	234	—	244
Balance, September 30, 2015	$(14)	$—	$5	$(9)

The following tables present other comprehensive income (loss) activity and the related tax effect for the three and nine months ended September 30, 2016 and 2015 (dollars in millions):

	Three Months Ended September 30,
	2016			2015
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
Available-for-sale securities:
Unrealized gains, net	$5	$(2)	$3	$28	$(11)	$17
Reclassification into earnings, net	(17)	7	(10)	(11)	4	(7)
Net change from available-for-sale securities	(12)	5	(7)	17	(7)	10
Cash flow hedging instruments:
Unrealized losses, net	—	—	—	(8)	3	(5)
Reclassification into earnings, net	—	—	—	387	(148)	239
Net change from cash flow hedging instruments	—	—	—	379	(145)	234
Other comprehensive income (loss)	$(12)	$5	$(7)	$396	$(152)	$244

	Nine Months Ended September 30,
	2016			2015
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
Available-for-sale securities:
Unrealized gains (losses), net	$269	$(103)	$166	$(5)	$2	$(3)
Reclassification into earnings, net	(46)	18	(28)	(29)	11	(18)
Net change from available-for-sale securities	223	(85)	138	(34)	13	(21)
Cash flow hedging instruments:
Unrealized losses, net	—	—	—	(17)	7	(10)
Reclassification into earnings, net	—	—	—	439	(168)	271
Net change from cash flow hedging instruments	—	—	—	422	(161)	261
Other comprehensive income	$223	$(85)	$138	$388	$(148)	$240

The following table presents the consolidated statement of income (loss) line items impacted by reclassifications out of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2016 and 2015 (dollars in millions):

Accumulated Other Comprehensive Income (Loss) Components	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)				Affected Line Items in the Consolidated Statement of Income (Loss)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Available-for-sale securities:
	$17	$11	$46	$29	Gains (losses) on securities and other, net
	(7)	(4)	(18)	(11)	Tax expense
	$10	$7	$28	$18	Reclassification into earnings, net
Cash flow hedging instruments:
	$—	$(370)	$—	$(370)	Gains (losses) on securities and other, net
	—	(17)	—	(69)	Interest expense
	—	(387)	—	(439)	Reclassification into earnings, before tax
	—	148	—	168	Tax benefit
	$—	$(239)	$—	$(271)	Reclassification into earnings, net
The Company terminated $4.4 billion of legacy wholesale funding obligations during the third quarter of 2015. In connection with this termination, the Company recorded a pre-tax charge of $413 million in the consolidated statement of income (loss), including $43 million in the losses on early extinguishment of debt, net line item, and $370 million in the gains (losses) on securities and other, net line item that were reclassified from accumulated other comprehensive loss attributable to cash flow hedges.
Conversions of Convertible Debentures
During the nine months ended September 30, 2016 and 2015, $5 million and $4 million of the Company’s convertible debentures were converted into 0.5 million and 0.3 million shares of common stock, respectively.
Issuance of Preferred Stock
On August 25, 2016, the Company issued 400,000 shares of Series A fixed-to-floating rate non-cumulative perpetual preferred stock for gross proceeds of $400 million. Net proceeds, after issuance cost, were approximately $394 million. The shares have a par value of $0.01 and a liquidation preference of $1,000 per share. Dividends are non-cumulative and are payable semi-annually at a rate of 5.875% from the original issue date to, but excluding, September 15, 2026. Dividends thereafter are payable at a floating rate equal to the three-month U.S. dollar LIBOR on the related dividend determination date plus 4.435%. As no preferred stock dividends were declared during the three months ended September 30, 2016, the Company has not presented net income available to common shareholders on the consolidated statement of income (loss). The Company used the proceeds of the issuance, along with existing corporate cash, to fund the acquisition of OptionsHouse. See Note 2—Business Acquisition for additional information.
Share Repurchases
On November 19, 2015, the Company announced that its Board of Directors authorized the repurchase of up to $800 million of shares of the Company's common stock through March 31, 2017. During the six months ended June 30, 2016, the Company repurchased a total of $452 million, or 19.0 million shares, of common stock under this program which brings total repurchases to $502 million, or 20.6 million shares, since inception. As of September 30, 2016, $298 million remained available for additional repurchases. The Company accounts for share repurchases retired after repurchase by allocating the excess repurchase price over par to additional paid-in-capital. Due to the OptionsHouse acquisition, the Company did not repurchase shares during the third quarter of 2016. The Company will continue to assess the best use of corporate cash and anticipates resuming share repurchases in the second half of 2017.

NOTE 15—EARNINGS (LOSS) PER SHARE
The following table presents a reconciliation of basic and diluted earnings (loss) per share (in millions, except share data and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Basic:
Net income (loss)	$139	$(153)	$425	$179
Basic weighted-average shares outstanding (in thousands)	274,362	290,480	278,864	290,105
Basic earnings (loss) per share	$0.51	$(0.53)	$1.53	$0.62
Diluted:
Net income (loss)	$139	$(153)	$425	$179
Basic weighted-average shares outstanding (in thousands)	274,362	290,480	278,864	290,105
Effect of dilutive securities:
Weighted-average convertible debentures (in thousands)	318	—	411	3,517
Weighted-average options and restricted stock issued to employees (in thousands)	792	—	861	1,376
Diluted weighted-average shares outstanding (in thousands)	275,472	290,480	280,136	294,998
Diluted earnings (loss) per share	$0.51	$(0.53)	$1.52	$0.61
The Company excluded the following shares from the calculation of diluted earnings (loss) per share as the effect would have been anti-dilutive (shares in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Weighted-average shares excluded as a result of the Company's net loss:
Convertible debentures	—	3.3	—	—
Stock options and restricted stock awards and units	—	1.3	—	—
Stock options and restricted stock awards and units	0.2	0.1	0.1	0.1
Total	0.2	4.7	0.1	0.1
NOTE 16—REGULATORY REQUIREMENTS
Broker-Dealer Capital Requirements
The Company’s U.S. broker-dealer subsidiaries are subject to the Uniform Net Capital Rule (the "Rule") under the Securities Exchange Act of 1934 administered by the SEC and FINRA, which requires the maintenance of minimum net capital. The minimum net capital requirements can be met under either the Aggregate Indebtedness method or the Alternative method. Under the Aggregate Indebtedness method, a broker-dealer is required to maintain minimum net capital of the greater of 6 2/3% of its aggregate indebtedness, as defined, or a minimum dollar amount. Under the Alternative method, a broker-dealer is required to maintain net capital equal to the greater of $250,000 or 2% of aggregate debit balances arising from customer transactions. The method used depends on the individual U.S. broker-dealer subsidiary. The Company’s U.S. broker-dealer subsidiaries are also subject to Commodity Futures Trading Commission (“CFTC”) regulations (“Reg. 1.17”) under the Commodity Exchange Act, which require the maintenance of minimum net capital equal to the greater of net capital requirement under Reg. 1.17 or the sum of 8% of the total risk margin requirements for all positions carried in client accounts and 8% of the total risk margin requirements for all positions carried in non-client accounts, as defined in Reg. 1.17. The Company’s international broker-dealer subsidiary is subject to capital requirements determined by its respective regulator.

At September 30, 2016 and December 31, 2015, all of the Company’s broker-dealer subsidiaries met minimum net capital requirements. The tables below summarize the minimum capital requirements and excess capital for the Company’s broker-dealer subsidiaries at September 30, 2016 and December 31, 2015 (dollars in millions):

	Required Net Capital	Net Capital	Excess Net Capital
September 30, 2016:
E*TRADE Clearing(1)(2)	$151	$884	$733
E*TRADE Securities(1)(3)	1	75	74
OptionsHouse(4)	1	15	14
Other broker-dealer	—	17	17
Total	$153	$991	$838
December 31, 2015:
E*TRADE Clearing(1)	$161	$1,007	$846
E*TRADE Securities(1)	—	49	49
Other broker-dealers	1	15	14
Total	$162	$1,071	$909

(1)
Elected to use the Alternative method to compute net capital. E*TRADE Securities' minimum net capital requirement was $250,000 as of December 31, 2015 and $1 million as of September 30, 2016 as a result of its registration as a Futures Commission Merchant during the three months ended September 30, 2016.

(2)	E*TRADE Clearing paid dividends of $227 million to the parent company during the nine months ended September 30, 2016. Effective October 1, 2016, E*TRADE Clearing was merged into E*TRADE Securities.

(3)	E*TRADE Securities paid dividends of $108 million to the parent company during the nine months ended September 30, 2016.

(4)
The Company completed the acquisition of OptionsHouse on September 12, 2016. OptionsHouse elected to use the Aggregate Indebtedness method to compute net capital; however, as OptionsHouse is an FCM, the prescribed fixed-dollar minimum capital requirement is $1 million.

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

	September 30, 2016					December 31, 2015
	Actual		Well Capitalized Minimum Capital		Excess Capital	Actual		Well Capitalized Minimum Capital		Excess Capital
	Amount	Ratio	Amount	Ratio	Amount	Amount	Ratio	Amount	Ratio	Amount
E*TRADE Financial(1)
Tier 1 leverage	$3,396	7.3%	$2,318	5.0%	$1,078	$3,747	9.0%	$2,093	5.0%	$1,654
Common equity Tier 1 capital	$3,286	34.0%	$629	6.5%	$2,657	$3,747	39.3%	$620	6.5%	$3,127
Tier 1 risk-based capital	$3,396	35.1%	$774	8.0%	$2,622	$3,747	39.3%	$763	8.0%	$2,984
Total risk-based capital	$3,938	40.7%	$968	10.0%	$2,970	$4,186	43.9%	$954	10.0%	$3,232

	September 30, 2016					December 31, 2015
	Actual		Well Capitalized Minimum Capital		Excess Capital	Actual		Well Capitalized Minimum Capital		Excess Capital
	Amount	Ratio	Amount	Ratio	Amount	Amount	Ratio	Amount	Ratio	Amount
E*TRADE Bank(1)(2)
Tier 1 leverage	$3,069	8.5%	$1,806	5.0%	$1,263	$3,075	9.7%	$1,579	5.0%	$1,496
Common equity Tier 1 capital	$3,069	36.7%	$544	6.5%	$2,525	$3,075	36.5%	$548	6.5%	$2,527
Tier 1 risk-based capital	$3,069	36.7%	$669	8.0%	$2,400	$3,075	36.5%	$674	8.0%	$2,401
Total risk-based capital	$3,176	38.0%	$837	10.0%	$2,339	$3,185	37.8%	$842	10.0%	$2,343

(1)
The Basel III final rule introduces a capital conservation buffer that limits a banking organization’s ability to make capital distributions and discretionary bonus payments to executive officers if a banking organization fails to maintain a Common Equity Tier 1 capital conservation buffer of more than 2.5%, on a fully phased-in basis, of total risk-weighted assets above each of the following minimum risk-based capital ratio requirements: Common Equity Tier 1 (4.5%), Tier 1 (6.0%), and total risk-based capital (8.0%). This requirement was effective beginning on January 1, 2016, and will be fully phased-in by 2019. Certain new regulatory deductions and adjustments are subject to a phase-in period over a four year period, beginning at 40% in 2015 and fully implemented at 100% in 2018.

(2)	E*TRADE Bank paid dividends of $373 million to the parent company during the nine months ended September 30, 2016.
NOTE 17—COMMITMENTS, CONTINGENCIES AND OTHER REGULATORY MATTERS
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
On May 16, 2011, Droplets Inc., the holder of two patents pertaining to user interface servers, filed a complaint in the U.S. District Court for the Eastern District of Texas against E*TRADE Financial Corporation, E*TRADE Securities, E*TRADE Bank and multiple other unaffiliated financial services firms. Plaintiff contends that the defendants engaged in patent infringement under federal law. Plaintiff seeks unspecified damages and an injunction against future infringements, plus royalties, costs, interest and attorneys’ fees. On March 28, 2012, a change of venue was granted and the case was transferred to the United States District Court for the Southern District of New York. The Company's motion for summary judgment on the grounds of non-infringement was granted by the U.S. District Court in a Decision and Order dated March 9, 2015. All remaining claims are stayed pending resolution of issues on Droplet's remaining patents under review by the Patent Trial and Appeal Board ("PTAB"). On July 6, 2015, the PTAB instituted an inter partes review of plaintiff's '115 patent. A hearing on the inter partes review was conducted on March 14, 2016. On June 23, 2016, the PTAB deemed Droplets’ putative '115 patent to be “unpatentable.” In a separate proceeding, the PTAB has also separately deemed Droplets’ putative '838 patent to be “unpatentable.” Droplets has appealed to the Circuit Court of Appeals for the District of Columbia. The Company will continue to defend itself vigorously in this matter.
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
On March 26, 2015, a putative class action was filed in the U.S. District Court for the Northern District of California by Ty Rayner, on behalf of himself and all others similarly situated, naming E*TRADE Financial Corporation and E*TRADE Securities as defendants. The complaint alleges that E*TRADE breached a fiduciary duty and unjustly enriched itself in connection with the routing of its customers’ orders to various market-makers and exchanges. Plaintiff seeks unspecified damages, declaratory relief, restitution, disgorgement of payments received by the Company, and attorneys’ fees. By stipulation, the parties have agreed to extend indefinitely the due date for a response to the claim. On July 23, 2016, a putative class action was filed in the U.S. District Court for the Southern District of New York by Craig L. Schwab, on behalf of himself and others similarly situated, naming E*TRADE Financial Corporation, E*TRADE Securities LLC, and former Company executives as defendants. The complaint alleges that E*TRADE violated federal securities laws in connection with the routing of its customers’ orders to various market-makers and exchanges. Plaintiff seeks unspecified damages, declaratory relief, restitution, disgorgement of payments received by the Company, and attorneys’ fees. By stipulation, the Rayner case has been consolidated with the Schwab case and both matters are now venued in the Southern District of New York. The Company will continue to defend itself vigorously in these matters.
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
The Company’s equity method, cost method and other investments are generally limited liability investments in partnerships, companies and other similar entities, including tax credit partnerships and community development entities, which are not required to be consolidated. The Company had $51 million in unfunded commitments with respect to these investments at September 30, 2016.
At September 30, 2016, the Company had approximately $24 million of certificates of deposit scheduled to mature in less than one year and approximately $32 million of unfunded commitments to extend credit.
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
During the 30-year period prior to the redemption of the TRUPs, ETBH guarantees the accrued and unpaid distributions on these securities, as well as the redemption price of the securities and certain costs that may be incurred in liquidating, terminating or dissolving the trusts (all of which would otherwise be payable by the trusts). At September 30, 2016, management estimated that the maximum potential liability under this arrangement, including the current carrying value of the trusts, was equal to approximately $418 million or the total face value of these securities plus accrued interest payable, which may be unpaid at the termination of the trust arrangement.

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

(b)
There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2016, identified in connection with management's evaluation required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
ITEM 1.    LEGAL PROCEEDINGS
Information in response to this item can be found under the heading Legal Matters in Note 17—Commitments, Contingencies and Other Regulatory Matters to Part I. Item 1. Consolidated Financial Statements (Unaudited) in this Quarterly Report and is incorporated by reference into this item.
ITEM 1A.    RISK FACTORS
There have been no material changes in the Company's risk factors from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2015, except for the risk factor included below:
If we do not successfully participate in consolidation opportunities, we could be at a competitive disadvantage.
There has been significant consolidation in the financial services industry and this consolidation may continue in the future. If we fail to take advantage of viable consolidation opportunities, our competitors may be able to capitalize on those opportunities and take advantage of greater scale and cost efficiencies to our detriment. Any acquisition we do consummate would likely entail significant risks to our business and financial condition.
For example, on September 12, 2016, we completed the acquisition of Aperture New Holdings, Inc., the ultimate parent company of OptionsHouse, an online brokerage, for $725 million in cash. The acquisition of Aperture will subject us to a number of risks, uncertainties, and potential costs, including that:

•	We may experience significant attrition in the acquired accounts or experience other issues that would prevent us from achieving the expected synergies within the anticipated timeframe, or at all;

•	Our retention of customers’ assets may be impacted by our ability to successfully integrate the acquired operations, products (including pricing) and personnel;

•	Attempts to retain key personnel may not succeed;

•	We could be subject to undisclosed liabilities that could be material or become subject to litigation or regulatory risks as a result of the acquisition;

•	Management’s attention may be diverted from other business concerns;

•	Unanticipated restructuring costs may be incurred;

•	There may be negative changes in general economic conditions in the regions or the industries in which the combined businesses operate; and

•	We will have less cash available for other purposes, including for use in acquisitions of other technologies or businesses.
Any future acquisitions could involve these and additional risks. Our ability to pursue additional strategic transactions may also be limited by our corporate debt, including our senior secured revolving credit facility. Future acquisitions may also be funded through the issuance of additional debt or preferred stock.

Any of these risks, whether with respect to our acquisition of Aperture or any future acquisitions, could have a material adverse effect on our business and results of operations.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Share Repurchases
The table below shows the timing and impact of our share repurchases during the three months ended September 30, 2016 (dollars in millions, except share data and per share amounts):

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of the Publicly Announced Plan(3)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan(3)
July 1, 2016 - July 31, 2016	2,873	$28.82	—	$297.9
August 1, 2016 - August 31, 2016	7,410	25.54	—	297.9
September 1, 2016 - September 30, 2016	128,800	28.06	—	297.9
Total	139,083	27.94	—

(1)	Includes 139,083 shares withheld to satisfy tax withholding obligations associated with restricted shares.

(2)	Excludes commission paid.

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
3.1
Certificate of Designations of Preferences and Rights of the Fixed-to-Floating Rate Non-
Cumulative Perpetual Preferred Stock, Series A of E*TRADE Financial Corporation, effective as of August 25, 2016 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on
Form 8-K filed on August 25, 2016)

*3.2	Amended and Restated Bylaws of E*TRADE Financial Corporation, effective as of August 25, 2016

4.1
Certificate of Designations of Preferences and Rights of the Fixed-to-Floating Rate Non-
Cumulative Perpetual Preferred Stock, Series A of E*TRADE Financial Corporation, effective as of August 25, 2016 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on
Form 8-K filed on August 25, 2016)

4.2
Form of Certificate Evidencing Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred
Stock, Series A of E*TRADE Financial Corporation (incorporated by reference to Exhibit 4.2 of the
Company’s Current Report on Form 8-K filed on August 25, 2016)

*10.1	Employment Agreement dated September 12, 2016 between E*TRADE Financial Corporation and Rodger A. Lawson

*10.2	Employment Agreement dated September 12, 2016 between E*TRADE Financial Corporation and Karl A. Roessner

*31.1	Certification—Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification—Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification—Section 906 of the Sarbanes-Oxley Act of 2002

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: November 3, 2016

E*TRADE Financial Corporation (Registrant)

By	/S/ KARL A. ROESSNER
Karl A. Roessner
Chief Executive Officer
(Principal Executive Officer)

By	/S/ MICHAEL A. PIZZI
Michael A. Pizzi
Chief Financial Officer
(Principal Financial Officer)

By	/S/ BRENT B. SIMONICH
Brent B. Simonich
Corporate Controller
(Principal Accounting Officer)