Form 10-K
period 2016-12-31
E TRADE FINANCIAL CORP
filed 2017-02-22
CIK 1015780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-K
______________________________________
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
Commission File Number 1-11921
 ________________________________
ETRADE Financial Corporation
(Exact Name of Registrant as Specified in its Charter)
______________________________________________

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
Securities Registered Pursuant to Section 12(g) of the Act: None
 _____________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒
At June 30, 2016, the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $4.3 billion (based upon the closing price per share of the registrant's common stock as reported by the NASDAQ Global Select Market on that date). Shares of common stock held by each officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliates' status is not necessarily a conclusive determination for other purposes.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
As of February 17, 2017, there were 274,678,179 shares of common stock outstanding.
Documents Incorporated by Reference: Certain portions of the definitive Proxy Statement related to the Company’s 2017 Annual Meeting of Stockholders, to be filed hereafter (incorporated into Part III hereof).

E*TRADE FINANCIAL CORPORATION
FORM 10-K ANNUAL REPORT
For the Year Ended December 31, 2016

E*TRADE | 2016 10-K                                         i

Unless otherwise indicated, references to "the Company," "we," "us," "our," "E*TRADE" and "E*TRADE Financial" mean E*TRADE Financial Corporation and its subsidiaries, and references to the parent company mean E*TRADE Financial Corporation but not its subsidiaries.
E*TRADE, E*TRADE Financial, E*TRADE Bank, the Converging Arrows logo and OptionsHouse are registered trademarks of E*TRADE Financial Corporation in the United States and in other countries.

E*TRADE | 2016 10-K                                         ii

PART I

FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. These statements discuss, among other things, our future plans, objectives, outlook, strategies, expectations and intentions relating to our business and future financial and operating results and the assumptions that underlie these matters and include statements regarding our capital plan initiatives and expected balance sheet size, the payment of dividends from our subsidiaries to our parent company, the management of our legacy loan portfolio, our ability to utilize deferred tax assets, the expected implementation and applicability of government regulation and our ability to comply with these regulations, continued repurchases of our common stock, payment of dividends on our preferred stock, our ability to meet upcoming debt obligations, the integration and related restructuring costs of past and any future acquisitions, the expected outcome of existing or new litigation, our ability to execute our business plans and manage risk, the potential decline of fees and service charges, the future sources of revenue, expense and liquidity and any other statement that is not historical in nature. These statements may be identified by the use of words such as "assume," "expect," "believe," "may," "will," "should," "anticipate," "intend," "plan," "estimate," "continue" and similar expressions. We caution that actual results could differ materially from those discussed in these forward-looking statements. Important factors that could contribute to our actual results differing materially from any forward-looking statements include, but are not limited to, changes in business, economic or political condition, performance, volume and volatility in the equity and capital markets, performance of the residential real estate and credit markets, changes in interest rates or interest rate volatility, credit and counterparty risk, customer demand for financial products and services, our ability to continue to compete effectively, cyber security threats, reliance on technology infrastructure, our ability to participate in consolidation opportunities in our industry, our ability to service our corporate debt, changes in government regulation or actions by our regulators, our ability to move capital to our parent company from our subsidiaries, adverse developments in litigation, and other factors discussed under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Item 1A. Risk Factors of this Form 10-K; and elsewhere in this report and in other reports we file with the Securities and Exchange Commission (SEC). By their nature forward-looking statements are not guarantees of future performance or results and are subject to risks, uncertainties and assumptions that are difficult to predict or quantify. Actual future results may vary materially from expectations expressed or implied in this report or any of our prior communications. The forward-looking statements contained in this report reflect our expectations only as of the date of this report. Investors should not place undue reliance on forward-looking statements, as we do not undertake to update or revise forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statements were made, except as required by law.

E*TRADE | 2016 10-K                                         1

ITEM 1.    BUSINESS
OVERVIEW
We are a financial services company that provides online brokerage and related products and services primarily to individual retail investors. Founded on the principle of innovation, we aim to enhance the financial independence of traders and investors through a powerful digital experience that includes tools and educational material, supported by professional guidance, to help individual investors and traders meet their near- and long-term investing goals. We provide these services to customers through our digital platforms and network of industry-licensed customer service representatives and Financial Consultants, over the phone and by email at two national branches and in-person at 30 regional branches across the United States. We operate federally chartered savings banks with the primary purpose of maximizing the value of deposits generated through our brokerage business.
Our corporate offices are located at 1271 Avenue of the Americas, 14th Floor, New York, New York 10020. We were incorporated in California in 1982 and reincorporated in Delaware in July 1996. We had approximately 3,600 employees at December 31, 2016. We operate directly and through several subsidiaries, many of which are overseen by governmental and self-regulatory organizations. Substantially all of our revenues for the years ended December 31, 2016, 2015 and 2014 were derived from our operations in the United States. Our most important subsidiaries are described below:

•
E*TRADE Securities LLC (E*TRADE Securities) is a registered broker-dealer that clears and settles securities transactions for its customers. Our legacy clearing firm, E*TRADE Clearing LLC (E*TRADE Clearing), was merged into E*TRADE Securities effective October 1, 2016.

•
Aperture, LLC (dba OptionsHouse) is a registered broker-dealer acquired on September 12, 2016 that provides brokerage products and services primarily to active traders through its derivatives platform.

•
E*TRADE Bank and its subsidiary E*TRADE Savings Bank are federally chartered savings banks which provide our customers with Federal Deposit Insurance Corporation (FDIC) insurance on qualifying amounts of customer deposits and other banking and cash management capabilities. We utilize our bank structure to effectively monetize the value of brokerage deposits.

•	E*TRADE Financial Corporate Services is a provider of software and services for managing equity compensation plans to our corporate clients.

E*TRADE | 2016 10-K                                         2

Delivering a powerful digital offering to our customers is a core pillar of our business strategy. We believe our focus on being a digital leader in the financial services industry is a competitive advantage. Our hybrid service delivery model is available through the following award-winning digital platforms, which include both E*TRADE and OptionsHouse products:

Web
Our leading-edge sites for customers and our primary channel to interact with prospects

• Access to a broad range of trading solutions • Actionable ideas and information • Research and knowledge for decision making

Mobile
Powerful trading applications for smartphones, tablets and watches

• Award-winning mobile apps • Platform to manage accounts on the move • Stock and portfolio alerts

Active Trading Platform
Powerful software-based trading application

• Sophisticated trading tools • Idea generation and analysis • Advanced portfolio and market tracking
These digital platforms are complemented by our offline channels, which include our network of customer service representatives and financial consultants and our 24/7 customer service available via phone, email and online at our two national branches and in person through our 30 regional branches.
STRATEGY
Our business strategy is centered on two key objectives: accelerating the growth of our core brokerage business to improve market share, and generating robust earnings growth and healthy returns on capital to deliver long-term value for our stockholders.
Accelerate Growth of Core Brokerage Business

•	Enhance overall customer experience
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

E*TRADE | 2016 10-K                                         3

•	Put capital to work for shareholders
As we continue to deliver on our capital plan initiatives, we are focused on generating and effectively deploying excess capital for the benefit of our shareholders.
PRODUCTS AND SERVICES
We offer a broad range of products and services to our customers. Our core brokerage business is organized into three product areas: Trading, Investing, and Corporate Services. Additionally, we offer banking and cash management capabilities, including FDIC-insured deposit accounts, which are fully integrated into customer brokerage accounts. Among other features, customers have access to debit cards with ATM fee refunds, online and mobile bill pay, mobile check deposits and Apple Pay.
Trading
Trading products deliver automated trade order placement and execution services. We offer our customers a full range of investment vehicles including U.S. equities, exchange-traded funds (ETFs), options, bonds, futures, American depositary receipts (ADRs), and non-proprietary mutual funds. Margin accounts are also available to qualified customers, enabling them to borrow against their securities. We provide margin solutions, including calculators and requirement lookup and analysis tools, helping customers strategize, plan, and execute margin trades efficiently and effectively.
The Company markets trading products and services to self-directed investors and active traders. Products and services are delivered through web, desktop, and mobile digital channels. Trading and investing tools are supported by guidance, including fixed income, options, and futures specialists available on-call for customers. Other tools and resources include independent research and analytics, live and on-demand education, and strategies, trading ideas, and screeners for major asset classes.
Investing
Investing products help investors build wealth and address their long-term investing needs. Products and services include individual retirement accounts (IRAs), including Roth IRAs, virtual advice through our Adaptive Portfolio product, managed investment portfolios, unified managed accounts, and separately managed accounts. Investors are provided a full breadth of digital tools through web and mobile channels to address their investing needs. These include resource centers, allocation tools, educational, and editorial content.
The Company also offers guidance through a team of licensed Financial Consultants and Chartered Retirement Planning CounselorsSM at our 30 regional branches across the country, and through our two national branches by phone and email. Customers can receive complimentary portfolio reviews and personalized investment recommendations.
Corporate Services
The Corporate Services channel provides stock plan administration services for both public and private companies. Through its industry-leading platform, Equity Edge Online™, the Company offers management of employee stock option plans, employee stock purchase plans, and restricted stock plans with fully-automated stock plan administration, as well as accounting, reporting, and scenario modeling tools. The integrated stock plan solutions include multi-currency settlement and delivery, disbursement in international countries, and streamlined tax calculation. Additionally, corporate clients are offered 10b5-1 plan design and implementation, and SEC filing assistance. The Company's digital platforms allow participants in corporate client stock plans to view and manage their holdings. Additionally, participants have access to educational tools, restricted stock sales support, and dedicated stock plan service representatives. The Corporate Services channel is an important driver of brokerage account and asset growth, serving as an introductory channel for the Company's core brokerage business, with approximately 1.5 million individual stock plan accounts across approximately 1,000 corporate clients that represent approximately 20% of S&P 500 companies.

E*TRADE | 2016 10-K                                         4

Equity Edge Online™ recordkeeping and reporting was rated #1 in Loyalty and Overall Satisfaction for the fifth year in a row by Group Five, an independent consulting and research firm, in its 2016 Stock Plan Administration Study Industry Report.
SALES AND CUSTOMER SERVICE
We believe providing superior sales and customer service is fundamental to our business. We strive to maintain a high standard of customer service by staffing the customer support team with appropriately trained personnel who are equipped to handle customer inquiries in a prompt and thorough manner. Our customer service representatives utilize our proprietary web-based platform that enables our team to reduce the number of touch-points required to answer customer inquiries. We also have specialized customer service programs that are tailored to the needs of each core customer group. We provide sales and customer support through the following channels of our registered broker-dealer and investment advisory subsidiaries:

Online
Our Online Service Center serves as a portal where customers can request services on their accounts and obtain answers to frequently asked questions. The online service center also provides customers with the ability to send a secure message and/or engage in live chat with one of our customer service representatives. In addition, we offer our Investor Education Center, providing customers with access to a variety of live and on-demand educational content and courses.

Phone
We have a toll free number that connects customers to the appropriate department where a financial consultant or customer service representative can assist with the customer's inquiry.

Branches
We have 30 branches located across the U.S. where retail investors can get face-to-face support and guidance. Financial consultants are available on-site to help customers assess their current asset allocation and develop plans to help them achieve their investment goals. Customers can also contact our financial consultants via phone or e-mail if they cannot visit the branches.

COMPETITION
The online financial services industry continues to evolve and remains highly competitive. Our core brokerage business competes with full service brokerage firms, Registered Investment Advisers (RIAs), discount brokerage firms, online brokerage firms, personal finance start-ups, internet banks and traditional "brick & mortar" retail banks and thrifts. Some of these competitors provide online trading and banking services, investment advisor services, robo-advice capabilities, touchtone telephone and voice response banking services, electronic bill payment services and a host of other financial products. We also compete with all users of market liquidity, including the types of competitors listed above, in order to obtain the least expensive source of funding.
Competition in the financial services industry continues to intensify, particularly amidst continued consolidation and declines in pricing over time. The proliferation of emerging financial technology start-ups further evidences the continued shift to digital advice. Our future success will rely upon our ability to keep providing digitally compelling and easy to use products and solutions to retail customers.
We also face competition in attracting and retaining qualified employees. Our ability to compete effectively in financial services will depend upon our ability to attract new employees, and retain and motivate our existing employees while efficiently managing compensation-related costs.

E*TRADE | 2016 10-K                                         5

REGULATION
Our business is subject to regulation, primarily by U.S. federal and state regulatory agencies and certain self-regulatory organizations (SROs), such as central banks and securities exchanges, that have been charged with the protection of the financial markets and the interests of those participating in those markets. We, along with other larger institutions, have been subject to a broad range of rules and regulations and a climate of heightened regulatory scrutiny, particularly with respect to compliance with laws and regulations, including controls and business processes. This scrutiny and related rule-making has resulted in part from the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) in 2010. The Dodd-Frank Act contains various provisions designed to enhance financial stability and to reduce the likelihood of another financial crisis and significantly changed the bank regulatory structure of our Company and its thrift subsidiaries. While the substance and full impact of the Dodd-Frank Act and other laws and regulations to which we are subject may be affected by changes in the U.S. political landscape and may not be fully known for months or years, we expect to continue to incur costs to implement the new requirements and monitor for continued compliance.
Regulators
Our primary regulators include, among others, the Securities and Exchange Commission (SEC), the Financial Industry Regulatory Authority (FINRA), the NASDAQ Stock Market (NASDAQ), the Commodity Futures Trading Commission (CFTC), the National Futures Association (NFA), the FDIC, the Board of Governors of the Federal Reserve System (Federal Reserve), the Municipal Securities Rulemaking Board, the Office of the Comptroller of the Currency (OCC) and the Consumer Financial Protection Bureau (CFPB).
Financial Services Regulation
Our regulators and regulatory examiners are increasingly focused on ensuring that our customer privacy, data protection, information security and cyber security-related policies and practices are adequate to inform consumers of our data collection, use, sharing and/or security practices, to provide them with choices, if required, about how we use and share their information, and to safeguard their personal information. We maintain systems designed to comply with these privacy, data protection, information security and cyber security requirements, including procedures designed to securely process, transmit and store confidential information and protect against unauthorized access to such information.
Our brokerage and banking entities are also required to disclose their privacy policies and practices related to sharing customer information with affiliates and non-affiliates by the Gramm-Leach-Bliley Act of 1999. These rules give customers the ability to "opt out" of having non-public information disclosed to third parties or receiving marketing solicitations from affiliates and non-affiliates based on non-public information received from our brokerage and banking entities.
As well, our brokerage and banking entities are subject to the Bank Secrecy Act, as amended by the USA PATRIOT ACT of 2001 (BSA/USA PATRIOT Act), which requires financial institutions to develop anti-money laundering (AML) programs to assist in the prevention and detection of money laundering and combating terrorism. In order to comply with the BSA/USA PATRIOT Act, we have an AML department that is responsible for developing and implementing our enterprise-wide programs for compliance with the various anti-money laundering and counter-terrorist financing laws and regulations. Our brokerage and banking entities are also subject to U.S. sanctions laws administered by the Office of Foreign Assets Control and we have policies and procedures in place to comply with these laws.
Brokerage Regulation
Our U.S. broker-dealers are registered with the SEC and are subject to regulation by the SEC and by SROs, such as FINRA and the securities exchanges of which each is a member, as well as various state regulators. In addition, they are registered with the CFTC as futures commission merchants (FCMs) and are members of the NFA. Such regulation covers various aspects of these broker-dealers, including for example, client protection, net capital requirements, required books and records, safekeeping of funds and securities, trading, prohibited transactions, public offerings, margin lending, customer qualifications for

E*TRADE | 2016 10-K                                         6

margin and options transactions, registration of personnel and transactions with affiliates. Our international broker-dealer is regulated by the Hong Kong Securities & Futures Commission.
In April 2016, the U.S. Department of Labor published its final fiduciary regulations under the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code of 1986. While currently scheduled to take effect in 2017, it is possible that implementation may be delayed. These regulations will subject certain persons, such as broker-dealers and other financial services providers that provide investment advice to individual retirement accounts and other qualified retirement plans and accounts, to fiduciary duties and prohibited transaction restrictions for a wider range of customer interactions. The Company is in the process of implementing the regulations, which has resulted in additional internal costs and expenses. Implementation of the regulations will have an impact on how advice is provided to our customers' tax-qualified retirement accounts and benefit plans and, in their current form, may diminish our profitability and will increase potential liabilities with respect to these accounts and plans.
Banking Regulation
Our banking entities are subject to regulation, supervision and examination for safety and soundness by the Federal Reserve, OCC, FDIC and CFPB for compliance with federal banking and consumer finance laws. Such regulation covers all aspects of the banking business, including lending practices, safeguarding deposits, customer privacy and information security, capital structure, transactions with affiliates and conduct and qualifications of personnel.
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
E*TRADE Bank is a federally chartered savings association and therefore is subject to regulation, supervision and examination by the OCC, which is its primary regulator, and by the CFPB. In addition, because E*TRADE Bank is an insured depository institution, it is subject to supervision by the FDIC.
Under the Dodd-Frank Act, all companies, including savings and loan holding companies, that directly or indirectly control an insured depository institution are required to serve as a source of strength for the institution.
Regulatory Capital Requirements
The Dodd-Frank Act also imposed new banking regulatory capital requirements at the Company, effective January 1, 2015. Previously, only E*TRADE Bank was subject to bank regulatory capital requirements.
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
The Basel III final rule also introduces a capital conservation buffer that limits a banking organization’s ability to make capital distributions and discretionary bonus payments to executive officers if a banking organization fails to maintain a Common Equity Tier 1 capital conservation buffer of at least 2.5%, on a fully phased-in basis, of total risk-weighted assets above each of the following minimum risk-based capital ratio requirements: Common Equity Tier 1 (4.5%), Tier 1 (6.0%), and total risk-based capital (8.0%). This requirement was effective beginning on January 1, 2016, and will be fully phased-in by 2019. In addition, certain new deductions from and adjustments to regulatory capital are subject to a phase-in period over a

E*TRADE | 2016 10-K                                         7

four year period that began at 40% in 2015 and will be fully implemented at 100% in 2018. We expect to remain compliant with the Basel III framework as it is phased-in.
In addition, in certain circumstances each of our banking entities may be subject to restrictions on their ability to declare dividends or make capital distributions and may be required to submit applications or requests for non-objection from the OCC or the Federal Reserve in connection with a planned capital distribution. A federal savings association, such as E*TRADE Bank, must file an application with the OCC if, among other things, the association would not be at least “adequately capitalized” following the distribution. Where no application or non-objection is required, a federal savings association is still required to provide the OCC with notice of the proposed distribution. Federal savings associations that are subsidiaries of savings and loan holding companies may also be required to obtain the non-objection of or provide notice of a proposed dividend to the Federal Reserve. If the association is not otherwise required to file an application or notice with the OCC, it must provide the OCC with a copy of the notice at the same time that it is filed with the Federal Reserve. A savings and loan holding company, such as the Company, is also required to notify and consult with the Federal Reserve in advance of taking capital actions when, among other things, doing so could create safety and soundness concerns or the savings and loan holding company is experiencing financial weakness.
The FDIC Improvement Act of 1991 requires the appropriate federal banking regulator to take "prompt corrective action" with respect to a depository institution if that institution does not meet certain capital adequacy standards. While these regulations apply only to banks, such as E*TRADE Bank, the Federal Reserve is authorized to take appropriate action against the parent savings and loan holding company, such as the Company, based on the undercapitalized status of any bank subsidiary. In certain instances, we would be required to guarantee the performance of a capital restoration plan if our bank subsidiary were undercapitalized.
Deposit Insurance Assessments
Each of our banking entities has deposits insured by the FDIC and pays quarterly assessments to the Deposit Insurance Fund (DIF), maintained by the FDIC, for this insurance coverage. On March 25, 2016, the FDIC published its final rule to add a surcharge to the regular DIF assessments of banks with $10 billion or more in assets, which includes E*TRADE Bank. Under the final rule, E*TRADE Bank is subject to an additional surcharge applied to its assessment base, which took effect for the assessment period beginning on July 1, 2016. Surcharges at an annual rate of 4.5 basis points will be assessed until the sooner of (1) the DIF attaining the minimum reserve ratio of 1.35 percent of insured deposits or (2) the fourth quarter of 2018. The FDIC anticipates eight quarters of "surcharge assessments." There may be a one-time “shortfall assessment” in the first quarter of 2019 to bring the fund immediately to 1.35 percent if needed. The surcharge has not had, and is not expected to have, a material impact on our financial condition, results of operations or cash flows.
Home Owners' Loan Act
Under the Home Owners’ Loan Act (HOLA), the OCC requires E*TRADE Bank to comply with the qualified thrift lender (QTL) test. Under the QTL test, E*TRADE Bank is required to maintain at least 65% of its “portfolio assets” in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities, credit card loans, student loans and small business loans) in at least nine months of the most recent 12-month period. E*TRADE Bank currently meets that test. A savings association that fails to meet the QTL test is subject to certain operating restrictions and may be required to convert to a national bank charter.
Derivatives
Title VII of the Dodd-Frank Act subjects derivatives that we enter into for hedging, risk management and other purposes to a comprehensive regulatory regime. This regime requires central clearing and execution on designated markets or execution facilities for certain standardized derivatives and imposes or will impose margin, documentation, trade reporting and other new requirements. We are currently in compliance with these requirements as they apply to our activities.

E*TRADE | 2016 10-K                                         8

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
Stress Testing
In October 2012, federal banking regulators issued final rules implementing provisions of the Dodd-Frank Act that require banking organizations with total consolidated assets of more than $10 billion but less than $50 billion to conduct annual company-run stress tests, report the results to their primary federal regulator and the Federal Reserve and publish a summary of the results. Under the rules, stress tests must be conducted using certain scenarios (baseline, adverse and severely adverse), which the Federal Reserve publishes by February 15 of each year.
E*TRADE Bank is required to publish certain results of its annual stress test between October 15 and October 31 each year. In October 2016, E*TRADE Bank publicly disclosed a summary of its stress test results under the severely adverse scenario prescribed by the Federal Reserve and OCC based upon a nine-quarter period beginning on January 1, 2016 and ending on March 31, 2018. In the summary, E*TRADE Bank reported that its Tier 1 leverage ratio of 9.7% at the beginning of the forecast period declined to 8.5% at the end of the nine-quarter forecast horizon, which is well in excess of required minimum capital levels.
The Company will be required to conduct its first annual stress test using financial statement data as of December 31, 2016, report the results of the stress test to the Federal Reserve on or before July 31, 2017, and disclose a summary of the stress test results in October 2017.
For additional regulatory information on our brokerage and banking regulations, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources and Item 8. Financial Statements and Supplementary Data—Note 19—Regulatory Requirements.
Regulatory Developments
The Company is currently not subject to certain regulatory requirements that apply to banking organizations with $50 billion or more in total consolidated assets as defined by each applicable regulation. Fifty billion dollars in total consolidated assets, which is measured in accordance with each applicable regulation, but generally on the basis of the average of the four most recent quarters, is a meaningful regulatory threshold, as U.S. banking organizations become subject to a number of additional, and in some cases more stringent, regulatory requirements once they reach that size. The Company expects these regulations, not all of which have been finalized, to become applicable as it surpassed $50 billion in total consolidated assets in the first quarter of 2017 and expects to surpass $50 billion on a four quarter average later this year. The Company has begun implementing policies, procedures, systems and governance structures that are designed to comply with the anticipated requirements. Additionally, while savings and loan holding companies are currently excluded from the scope of certain regulations that apply to bank holding companies, the Company expects it will ultimately be subject to these requirements.
Comprehensive Capital Adequacy Review
The Company is currently not subject to the annual Comprehensive Capital Analysis and Review (CCAR) process, which requires certain financial institutions to submit annual capital plans to the Federal Reserve. Through the CCAR process, the Federal Reserve may object to a banking organization's planned capital actions for the coming year. When the Federal Reserve objects to a capital plan, the banking organization may not make any capital distributions unless expressly permitted by the Federal Reserve. When the Federal Reserve does not object to a capital plan, the banking organization must request prior approval for any capital distributions that will exceed the amount described in the capital plan. The Company expects the

E*TRADE | 2016 10-K                                         9

CCAR process, which currently only applies to bank holding companies with total consolidated assets of greater than or equal to $50 billion on a four quarter average, will be applicable to the Company in the future and will continue to monitor related regulatory updates and developments.
Resolution and Recovery Plans
In October 2011, the Federal Reserve and the FDIC issued a final rule requiring bank holding companies with total consolidated assets of $50 billion or more, based on the average of the four most recent quarters, to submit resolution plans and requiring each plan to describe the company’s strategy for rapid and orderly resolution in bankruptcy during times of financial distress. The Company is not currently subject to this rule as savings and loan holding companies are currently excluded from its scope.
In January 2012, the FDIC issued interim final rules requiring insured depository institutions, such as E*TRADE Bank, with total assets of $50 billion or more, based on the average of the four most recent quarters, to submit to the FDIC periodic plans providing for their resolution by the FDIC in the event of failure (resolution plans or living wills) under the receivership and liquidation provisions of the Federal Deposit Insurance Act. E*TRADE Bank is currently not subject to these rules, but if it were to exceed the asset threshold, it would be required to file with the FDIC an annual resolution plan demonstrating how it could be resolved in an orderly and timely manner in the event of receivership such that the FDIC would be able to ensure the bank's depositors receive access to their deposits within one business day, to maximize the net present value of the bank's assets when disposed of, and to minimize losses incurred by the bank's creditors.
In September 2016, the OCC published final guidelines that establish standards for recovery planning by insured national banks, federal savings associations, and federal branches of foreign banks with average total consolidated assets of $50 billion or more, based on the average of the four most recent quarters. E*TRADE Bank is currently not subject to these guidelines, but if it were to exceed the asset threshold, it would be required to develop and maintain a recovery plan for identifying and responding rapidly to significant stress events that could affect its financial condition and threaten its viability. The recovery plan would need to identify triggers for escalation of information to senior management and the board of directors, identify a wide range of credible options that E*TRADE Bank could undertake in response to severe stress, and be integrated into E*TRADE Bank’s risk governance function.
Liquidity Requirements
In September 2014, federal banking agencies issued a final inter-agency rule that imposes a quantitative liquidity coverage ratio (LCR) requirement on large banking institutions. The purpose of the LCR is to require banking organizations to hold minimum amounts of high-quality liquid assets (HQLA) based on a percentage of their net cash outflows over a 30-day period. Banking organizations with $250 billion or more in total consolidated assets or foreign exposures of $10 billion or more must hold HQLA in an amount equal to at least 100% of their projected net cash outflows over a 30-day period. Bank and savings and loan holding companies with total consolidated assets of $50 billion or more, based on the average of the four most recent quarters, are subject to a modified LCR requiring them to hold HQLA in an amount equal to at least 70% of their projected net cash outflows over a 30-day period. The Company believes the LCR is an important measure of liquidity and has been managing against it in preparation for the applicability of these requirements. Based on anticipated balance sheet growth the Company expects to be subject to these requirements beginning April 1, 2018.
In May 2016, federal banking agencies issued a proposed inter-agency rule that would impose a net stable funding requirement, the net stable funding ratio (NSFR), for large banking organizations with $50 billion or more in total consolidated assets. The proposed NSFR requirement would require a banking organization subject to the rule to maintain a sufficient level of stable funding relative to a measure based on the liquidity, maturity, quality and other characteristics of the organization’s assets and certain off-balance sheet exposures. The proposed NSFR requirement is designed to reduce the likelihood that disruptions to a banking organization’s regular sources of funding will compromise its liquidity position, as well as to promote improvements in the measurement and management of liquidity risk. The proposed NSFR requirement would apply to the same banking organizations that are subject to the LCR, and, also like the LCR, includes a modified version of the requirement for bank and savings and loan holding companies with total consolidated assets of $50 billion or more and less than $250 billion, based on the average of the four most recent quarters. Banking organizations subject to the modified NSFR would be required to maintain a

E*TRADE | 2016 10-K                                         10

lower stable funding amount and have additional time to comply once they become subject to the requirements. The proposal contemplates that the NSFR would go into effect on January 1, 2018.
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
Risks Relating to the Nature and Operation of Our Business
Changes in business, economic, or political conditions that negatively impact global financial markets could reduce trading volumes and margin lending, resulting in lower revenues.
Digital investing services to the retail customer, including trading, margin lending and sweep deposits, account for a significant portion of our revenues. Changes in business, economic or political conditions could cause a downturn in the global financial markets. Such a downturn could decrease volume and price levels of securities transactions which may, in turn, result in lower transactions revenue. A decrease in trading activity or securities prices would also typically be expected to result in a decrease in margin lending, which would reduce the revenue that we generate from interest charged on margin receivables and increase our credit risk because the value of the collateral could fall below the amount of indebtedness it secures.
We may be unsuccessful in managing the effects of changes in interest rates on our business.
Net interest income is our most significant source of revenue. Our results of operations depend, in part, on our level of net interest income and our effective management of the impact of changing interest rates and varying asset and liability maturities. Our ability to manage interest rate risk could impact our financial condition. We use derivatives as hedging instruments to reduce the potential effects of changes in interest rates on our results of operations. However, the derivatives we utilize may not be effective at managing this risk and changes in market interest rates and the yield curve could reduce the value of our financial assets and reduce our net interest income.
Net interest margin may fluctuate based on the size and mix of the balance sheet, as well as the impact from the interest rate environment.

E*TRADE | 2016 10-K                                         11

We rely on third party service providers to perform certain key functions and any failure to perform those functions as a result of operational or technological failure, including cybersecurity attacks on our third party service providers could result in the interruption of our operations and systems and could result in significant costs and reputational damage to us.
We rely on third party service providers for certain technology, processing, servicing and support functions. These third party service providers are also susceptible to operational and technology vulnerabilities, which may impact our business. In addition, these third party service providers may rely on other parties (sub-contractors), to provide services to us which also face similar risks. For example, external content providers provide us with financial information, market news, quotes, research reports and other fundamental data that we offer to clients. Also, we do not directly service any of our loans and, as a result, we rely on third party vendors and servicers to provide information on our loan portfolio.
As part of our enterprise risk management program build-out, we have invested in our third party oversight capabilities which included enhanced processes to evaluate third party providers, designed to verify that the third party service providers can support the stability of our operations and systems. However, these efforts may be insufficient and we cannot assure that we will not experience a failure as a result of a third party service provider. Any significant failures or security breaches by or of our third party service providers or their sub-contractors, including any actual or perceived cybersecurity attacks, security breaches, fraud, phishing attacks, acts of vandalism, information security breaches and computer viruses which could result in unauthorized access, misuse, loss or destruction of data, an interruption in service or other similar events could interrupt our business, cause us to incur losses, subject us to fines or litigation and harm our reputation. An interruption in or the cessation of service by any third party service provider and our inability to make alternative arrangements in a timely manner could have a material impact on our ability to offer certain products and services and cause us to incur losses. We cannot assure that any of these third party service providers or their sub-contractors will be able to continue to provide their products and services in an efficient, cost effective manner, if at all, or that they will be able to adequately expand their services to meet our needs and those of our customers. We may incur significant additional costs to implement enhanced protective measures and technology, to investigate and remediate vulnerabilities or other exposures or to make required notifications.
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
As of December 31, 2016, much of our capital was invested in our banking subsidiary, E*TRADE Bank. The Federal Reserve may object to a proposed capital distribution if, among other things, E*TRADE Bank is, or as a result of such dividend or distribution would be, undercapitalized or it has safety and soundness concerns. We cannot be certain, however, that we will receive regulatory approval for such contemplated dividends at the requested levels or at all. As we expect to use excess capital generated by E*TRADE Bank

E*TRADE | 2016 10-K                                         12

to grow our balance sheet, we do not expect to distribute dividends from E*TRADE Bank to the parent until 2018.
Under the OCC stress test regulations, E*TRADE Bank is required to conduct stress-testing using the prescribed stress-testing methodologies. The final OCC regulations require E*TRADE Bank to conduct its stress test using financial statement data as of December 31 of each year, and to submit the results prior to July 31 of the following year. E*TRADE Bank is also required to publish summary results of its annual stress test between October 15 and October 31 each year. In 2016, E*TRADE Bank submitted and published the results of its second annual stress test, as required. The OCC analyzes and provides feedback on the quality of E*TRADE Bank's stress test process and results. While there is no formal mechanism for the OCC to "pass" or "fail" E*TRADE Bank's stress test processes and results, it will likely consider these processes and results in evaluating proposed actions that may affect our bank's capital, including but not limited to redemption or repurchase of regulatory capital instruments, dividends and mergers and acquisitions. If the OCC were to object to any such proposed action, our business prospects, results of operations and financial condition could be adversely affected.
We operate in a highly competitive industry where many of our competitors have greater financial, technical, marketing and other resources.
The financial services industry is highly competitive, with multiple industry participants competing for the same customers. Many of our competitors have longer operating histories and greater resources than we have and offer a wider range of financial products and services. Other of our competitors offer a more narrow range of financial products and services and have not been as susceptible to the disruptions in the credit markets that have impacted us, and therefore have not suffered the losses we have. The impact of competitors with superior name recognition, greater market acceptance, larger customer bases or stronger capital positions could adversely affect our revenue growth and customer retention. Our competitors may also be able to respond more quickly to new or changing opportunities and demands and withstand changing market conditions better than we can. Competitors may conduct extensive promotional activities, offering better terms, lower prices, or different products and services that could attract current and prospective E*TRADE customers and potentially result in intensified price competition within the industry. We may not be able to match the marketing efforts or prices of our competitors. Some of our competitors may also benefit from established relationships among themselves or with third parties that enhance their products and services.
In addition, we compete in a technology-intensive industry characterized by rapid innovation. We may be unable to effectively use new technologies, adapt our services to emerging industry standards or develop, introduce and market enhanced or new products and services. If we are not able to update or adapt our products and services to take advantage of the latest technologies and standards, or are otherwise unable to tailor the delivery of our services to the latest personal and mobile computing devices preferred by our retail customers, our business and financial performance could suffer.
Our ability to compete successfully in the financial services industry depends on a number of factors, including, among other things:

•	Maintaining and expanding our market position

•	Attracting and retaining customers

•	Providing easy to use and innovative financial products and services

•	Our reputation and the market perception of our brand and overall value

•	Maintaining competitive pricing

•	Competing in a concentrated competitive landscape

•	The quality of our technology (including cybersecurity defenses), products and services

•	Deploying a secure and scalable technology and back office platform

•	Innovating effectively in launching new or enhanced products

E*TRADE | 2016 10-K                                         13

•	The differences in regulatory oversight regimes to which we and our competitors are subject

•	Attracting new employees and retaining our existing employees

•	General economic and industry trends
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
For example, on September 12, 2016, we completed the acquisition of Aperture New Holdings, Inc., the ultimate parent company of OptionsHouse, an online brokerage, for $725 million in cash. The acquisition subjects us to a number of risks, uncertainties, and potential costs, including that:

•
We may experience significant attrition in the acquired accounts or experience other issues that would prevent us from achieving synergies consistent with the expected amounts or within the anticipated timeframe.

•	Our retention of customers’ assets may be impacted by our ability to successfully integrate the acquired operations, products (including pricing) and personnel.

•	Attempts to retain key personnel may not succeed.

•	We could be subject to undisclosed liabilities that could be material or become subject to litigation or regulatory risks as a result of the acquisition.

•	Management’s attention may be diverted from other business initiatives.

•	Unanticipated restructuring costs may be incurred.

•	There may be negative changes in general economic conditions in the regions or the industries in which the combined businesses operate.

•	We will have less cash available for other purposes, including for use in acquisitions or the development of other technologies or products.
Any future acquisitions could involve these and additional risks. Our ability to pursue additional strategic transactions may also be limited by our corporate debt, including our senior secured credit facility. Future acquisitions may also be funded through the issuance of additional debt or preferred stock.
Any of these risks, whether with respect to the current or any future acquisitions, could have a material adverse effect on our business and results of operations.
We rely heavily on technology, which can be subject to interruption and instability due to operational and technological failures, both internal and external.
We rely on technology, particularly the Internet and mobile services, to conduct much of our business activity and allow our customers to conduct financial transactions. Our systems and operations, including our primary and disaster recovery data center operations, are vulnerable to disruptions from human error, natural disasters, power outages, computer and telecommunications failures, software bugs, computer viruses or other malicious software, distributed denial of service (DDoS) attacks, spam attacks, security breaches and other similar events. In addition, extraordinary trading volumes or site usage could cause our computer systems to operate at an unacceptably slow speed or even fail. Disruptions to, instability of or other failure to effectively maintain our information technology systems or external technology that allows

E*TRADE | 2016 10-K                                         14

our customers to use our products and services could harm our business and our reputation. Should our technology operations be disrupted, we may have to make significant investments to upgrade, repair or replace our technology infrastructure and may not be able to make such investments on a timely basis. While we have made significant investments designed to enhance the reliability and scalability of our operations, we cannot assure that we will be able to maintain, expand and upgrade our systems and infrastructure to meet future requirements and mitigate future risks on a timely basis or that we will be able to retain skilled information technology employees. Disruptions in service and slower system response times could result in substantial losses, decreased client service and satisfaction, customer attrition and harm to our reputation. In addition, technology systems, including our own proprietary systems and the systems of third parties on whom we rely to conduct portions of our operations, are potentially vulnerable to security breaches and unauthorized usage. An actual or perceived breach of the security of our technology could harm our business and our reputation. Further, any actual or perceived breach or cybersecurity attack directed at other financial institutions or financial services companies, whether or not we are impacted, could lead to a general loss of customer confidence in the use of technology to conduct financial transactions, which could negatively impact us, including the market perception of the effectiveness of our security measures and technology infrastructure. The occurrence of any of these events may have a material adverse effect on our business or results of operations.
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
We may continue to experience losses in our mortgage loan portfolio.
At December 31, 2016, the principal balance of our one-to four-family loan portfolio was $2.0 billion and the allowance for loan losses for this portfolio was $45 million. At December 31, 2016, the principal balance of our home equity loan portfolio was $1.6 billion and the allowance for loan losses for this portfolio was $171 million. Although the provision for loan losses has declined in recent periods and we recognized a benefit for loan losses of $149 million during the year ended December 31, 2016, performance is subject to variability in any given quarter and we cannot state with certainty that the declining loan loss trend will continue. Due to the complexity and judgment required by management about the effect of matters that are inherently uncertain, there can be no assurance that our allowance for loan losses will be adequate. In the normal course of conducting examinations, our banking regulators, the OCC and Federal Reserve, continue to review our policies and procedures. This process is dynamic and ongoing and we cannot be certain that additional changes or actions to our policies and procedures will not result from their continuing review. We may be required under such circumstances to further increase the allowance for loan losses, which could have an adverse effect on our regulatory capital position and our results of operations in future periods.
Certain characteristics of our mortgage loan portfolio indicate an additional risk of loss. For example, at December 31, 2016:

•	Approximately 12% and 29% of the one- to four-family and home equity loan portfolios, respectively, had a current loan-to-value (LTV)/combined loan-to-value (CLTV) of greater than 100%.

•	Borrowers with current Fair Isaac Credit Organization (FICO) scores less than 700 consisted of approximately 33% and 40% of the one- to four-family and home equity loan portfolios, respectively.

•	Approximately 24% and 15% of the one- to four-family and home equity loan portfolios, respectively, were not yet amortizing.
The foregoing factors are among the key items we track to predict and monitor credit risk in our mortgage portfolio, together with loan type, housing prices, loan vintage and geographic location of the underlying property. We believe the relative importance of these factors varies, depending upon economic conditions.

E*TRADE | 2016 10-K                                         15

Home equity loans have certain characteristics that result in higher risk than first lien, amortizing one- to four-family loans. For example, at December 31, 2016:

•	Approximately 87% of the home equity loan portfolio are second lien loans on residential real estate properties.

•	We hold both the first and second lien positions in less than 1% of the home equity loan portfolio.

•
The majority of home equity lines of credit (HELOCs) convert to amortizing loans at the end of the draw period, which typically ranges from five to ten years. At December 31, 2016, 85% of the home equity line of credit portfolio had converted to amortizing. Less than 1% of this portfolio will require the borrowers to repay the loan in full at the end of the draw period, commonly referred to as "balloon loans."

Second lien loans carry higher credit risk because the holder of the first lien mortgage has priority in right of payment. Therefore, downturns in real estate markets may result in the value of the collateral being insufficient to cover the second lien positions. In addition, in loans for which we do not hold the first lien positions, we are exposed to risk associated with the actions and inactions of the first lien holder. The average estimated current CLTV on our home equity loan portfolio was 87% as of December 31, 2016.
We monitor our borrowers by refreshing FICO scores and CLTV information on a quarterly basis. We do not have access to complete data on the first lien positions of second lien home equity loans. Actual loan defaults and delinquencies of amortizing HELOCs that exceed our current expectations could negatively impact our financial performance.
Unauthorized disclosure of customer data, whether through a breach of our computer systems or those of our customers or third parties, may subject us to significant liability and reputational harm.
We are dependent on information technology to securely process, transmit and store electronic information and to communicate among our locations and with our clients and third party service providers. As the breadth and complexity of this infrastructure continue to grow, the potential risk of breach of security and cybersecurity attacks increases. As a financial services company, we are continuously subject to cybersecurity attacks by third parties. Such breaches could lead to shutdowns or disruptions of our systems and potential unauthorized disclosure of customer data. In addition, vulnerabilities of our external service providers and other third parties could pose security risks to client information.
As part of our business, we are required to collect, use and store customer, employee and third party data, including personally identifiable information (PII). This may include, among other information, names, addresses, phone numbers, email addresses, contact preferences, tax identification numbers and account information. We maintain systems and procedures designed to securely process, transmit and store confidential information (including PII) and to protect against unauthorized access to such information. We also require our third party service providers to have adequate security if they have access to PII. However, risks associated with the management, use and storage of sensitive data have grown in recent years due to increased sophistication and activities of organized crime, hackers, terrorists and other external parties. For example, we, and other financial institutions, experienced a cyber-incident in 2013 which resulted in certain customer contact information being compromised and potentially accessed by unauthorized third parties. As of the date of this Annual Report, we are unaware of any financial fraud or other misuse of customer data resulting from this incident.  We are cooperating with government agencies in connection with their investigation.
We have continued to invest in our technology, including advanced security measures, but, despite these investments, we, our customers and our third party service providers may be vulnerable to security breaches, phishing attacks, acts of vandalism, computer viruses or other cybersecurity attacks which could result in unauthorized access, misuse, loss or destruction of data, an interruption in service or other similar events. In addition, because the methods and techniques employed by organized crime, hackers, terrorists and other external parties are increasingly sophisticated and often are not fully recognized or understood until after they have been launched, we may be unable to anticipate, detect or implement effective preventative measures against cybersecurity attacks, which could result in substantial exposure of either employee or customer PII. Any breach of security, real or perceived, involving the misappropriation, loss or

E*TRADE | 2016 10-K                                         16

other unauthorized disclosure of PII, whether by us, our customers or our third party service providers, could severely damage our reputation, expose us to the risk of litigation and liability, disrupt our operations and have a materially adverse effect on our business. In addition, although we maintain insurance coverage that we believe is reasonable, prudent and adequate for the purpose of our business, it may be insufficient to protect us against all losses and costs stemming from breaches of security, cyber-attacks and other types of unlawful activity, or any resulting disruptions from such events.
In providing services to clients, we manage, utilize and store sensitive and confidential client data, including personal data. As a result, we are subject to numerous laws and regulations designed to protect this information, such as U.S. federal and state laws and foreign regulations governing the protection of PII and other customer data. These laws and regulations are increasing in complexity and number, change frequently and sometimes conflict. If any person, including any of our employees, negligently disregards or intentionally breaches our established controls with respect to client data, or otherwise mismanages or misappropriates that data, we could be subject to significant monetary damages, regulatory enforcement actions, fines and/or criminal prosecution in one or more jurisdictions.
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
Our risk management practices may leave us exposed to unidentified or unanticipated risk.
As a financial services company, our business exposes us to certain risks. We seek to monitor and manage our significant risk exposures through a set of board approved limits as well as Key Risk Indicators (KRIs) or metrics. We have adopted a governance framework which includes reporting of these metrics and other significant risks and exposures to management and the Board of Directors. However, our risk management methods may not predict future risk exposures effectively and may not be effective in identifying and mitigating our key risks. In addition, some of our risk management methods are based on an evaluation of information regarding markets, customers and other matters that are based on assumptions that may not be accurate. A failure to manage our risk effectively could materially and adversely affect our business, results of operations and financial condition.

E*TRADE | 2016 10-K                                         17

Our corporate debt may restrict how we conduct our business and failure to comply with the terms of our corporate debt could adversely affect our financial condition and results of operations.
As of December 31, 2016, we have $1 billion of corporate debt and have the capacity to incur $250 million in additional indebtedness under our senior secured revolving credit facility, subject to certain covenant requirements. Our expected annual debt service interest payment is approximately $50 million. The degree to which we are leveraged could have important consequences, including:

•	A portion of our cash flow from operations is dedicated to the payment of principal and interest on our indebtedness, thereby reducing the funds available for other purposes.

•	Our ability to obtain additional financing for working capital, capital expenditures, acquisitions and other corporate needs may be limited.

•	Our leverage may affect our ability to adjust rapidly to changing market conditions and make us more vulnerable in the event of a downturn in general economic conditions or our business.
Our senior secured revolving credit facility and the indentures governing our corporate debt contain various covenants and restrictions that place limitations on our ability and certain of our subsidiaries’ ability to, among other things:

•	Incur additional indebtedness

•	Create liens

•	Pay dividends, make distributions or other payments

•	Repurchase or redeem capital stock

•	Make investments or other restricted payments

•	Merge, consolidate or transfer substantially all of our assets

•	Enter into transactions with our shareholders or affiliates
Some of the covenants and restrictions described above were lifted or modified in connection with the upgrade by rating agencies of our unsecured debt to “investment grade status” in 2015; however, some covenants and restrictions may be reapplied in the event our unsecured debt falls below "investment grade status" in the future.
The senior secured revolving credit facility also contains certain financial covenants, including that we maintain a minimum interest coverage ratio (as defined in the senior secured revolving credit facility) of 3.0 to 1.0, a maximum total leverage ratio, a maximum asset quality ratio, certain capitalization requirements for the parent company and certain of its subsidiaries and at least $100 million in unrestricted cash at the parent company.
We could be forced to repay immediately any outstanding borrowings under the senior secured revolving credit facility and outstanding debt securities at their full principal amount if we were to breach these covenants and not cure such breach, even if we otherwise meet our debt service obligations. If we experience a change of control, as defined in the indentures or the senior secured revolving credit facility, we could be required to offer to purchase our debt securities at 101% of their principal amount or to repay all loans outstanding under the credit facility at their full principal amount plus any accrued interest or fees.
Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition, operating performance and our ability to receive dividend payments from our subsidiaries, which are subject to certain business, economic and competitive conditions, regulatory approval or notification, and other factors beyond our control. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In addition,

E*TRADE | 2016 10-K                                         18

the terms of our existing or future debt instruments may restrict us from adopting some of these alternatives.
Any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to obtain additional financing in the future and cause certain of the covenants and restrictions under our credit facility to reapply. In addition, any future indebtedness could be at a higher interest rate or include covenants that are more restrictive than our current covenants.
We have a significant deferred tax asset and cannot assure it will be fully realized.
We had net deferred tax assets of $756 million at December 31, 2016. We did not establish a valuation allowance against our federal net deferred tax assets at December 31, 2016 as we believe it is more likely than not that all of these assets will be realized. In evaluating the need for a valuation allowance, we estimated future taxable income based on management approved forecasts. This process required judgment by management about matters that are by nature uncertain. If future events differ significantly from our current forecasts, a valuation allowance may need to be established, which could have a material adverse effect on our results of operations and our financial condition. Additionally, if U.S. federal corporate tax rates are reduced, our net deferred tax assets would require remeasurement under the new rates, which could have a material adverse effect on our results of operations and our financial condition. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations— Summary of Critical Accounting Policies and Estimates for additional information.
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
Similarly, E*TRADE Financial Corporation and ETB Holdings, Inc., as savings and loan holding companies, and E*TRADE Bank as a federally chartered savings bank, are subject to extensive regulation, supervision and examination by the OCC and the Federal Reserve and, in the case of E*TRADE Bank, also the FDIC and CFPB. Such regulation covers all banking business, including lending practices, safeguarding deposits, capital structure, recordkeeping, transactions with affiliates and conduct and qualifications of personnel.
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
The Company is currently not subject to certain regulatory requirements that apply to banking organizations with $50 billion or more in total consolidated assets. Fifty billion dollars in total consolidated assets, which is

E*TRADE | 2016 10-K                                         19

measured in accordance with each applicable regulation, but generally on the basis of the average of the four most recent quarters, is a meaningful regulatory threshold, as U.S. banking organizations become subject to a number of additional, and in some cases more stringent, regulatory requirements once they reach that size. The Company expects these regulations, not all of which have been finalized, to become applicable as it surpassed $50 billion in total consolidated assets in the first quarter of 2017 and expects to surpass $50 billion on a four quarter average later this year. These additional regulations may affect how we conduct our business through capital, client protection, market conduct or other requirements. In addition, our results of operations could be affected by regulations which impact the business and financial communities generally, including changes to the laws governing taxation, electronic commerce, customer privacy and security of customer data. If we fail to establish and enforce procedures to comply with applicable regulations, our failure could have a material adverse effect on our business.
Ongoing regulatory reform efforts may have a material impact on our operations. In addition, if we are unable to meet any new or ongoing requirements, we could face negative regulatory consequences, which could have a material adverse effect on our business.
The Dodd-Frank Act contains various provisions designed to enhance financial stability and to reduce the likelihood of another financial crisis and significantly changed the bank regulatory structure for our Company and its thrift subsidiaries. Portions of the Dodd-Frank Act were effective immediately, but other portions were or will be effective following extended transition periods or through numerous rulemakings by multiple government agencies, the majority of which have now been finalized, but some of which have not yet been completed. While the substance and full impact of the Dodd-Frank Act may be affected by changes in the U.S. political landscape and may not be fully known for months or years, we do know that we are subject to a more complex regulatory framework and we will continue to incur costs to implement the new requirements and monitor for continued compliance.
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
For us, one of the most significant changes since the passage of Dodd-Frank has been that savings and loan holding companies such as our Company are now subject to the same capital and activity requirements as those applicable to bank holding companies. The phase-in of these capital requirements began January 1, 2015 and we will be required to comply with the fully phased-in capital standards beginning in 2019. We expect to meet the capital requirements applicable to thrift holding companies as they are phased in. However, it is possible that our regulators may impose additional, more stringent capital and other prudential standards, which could be applicable to us prior to 2019. For example, both the OCC and the Federal Reserve have issued generally applicable final regulations that required E*TRADE Bank and will ultimately also require the Company to conduct capital adequacy tests on its operations. Pursuant to those regulations, E*TRADE Bank disclosed a summary of these stress test results to the OCC in 2014,

E*TRADE | 2016 10-K                                         20

2015 and 2016. The Company will be required to conduct its first annual stress test using financial statement data as of December 31, 2016, report the results of the test to the Federal Reserve on or before July 31, 2017, and disclose a summary of the results in October 2017.
In addition, in April 2016, the U.S. Department of Labor published its final fiduciary regulations seeking to broaden the definition of who is an investment advice fiduciary and how such advice can be provided to account holders in retirement accounts such as 401(k) plans and IRAs. These regulations are currently scheduled to take effect in 2017, but it is possible that implementation may be delayed.
New legislation, rule changes or changes in the interpretation or enforcement of existing laws, rules and regulations could increase our compliance costs and adversely affect our business and results of operations. For further information on how ongoing regulatory reform could affect us, see Item 1. Business—Regulation.
If we fail to comply with applicable securities and banking laws, rules and regulations, either domestically or internationally, we could be subject to disciplinary actions, litigation, investigations, damages, penalties or restrictions that could significantly harm our business.
The financial services industry faces substantial litigation and regulatory risks. We are subject to arbitration claims and lawsuits in the ordinary course of our business, as well as class actions and other significant litigation. We also are the subject of inquiries, investigations and proceedings by regulatory and other governmental agencies. Actions brought against us may result in settlements, awards, injunctions, fines, penalties and other results adverse to us. Predicting the outcome of such matters is inherently difficult, particularly where claims are brought on behalf of various classes of claimants or by a large number of claimants, when claimants seek substantial or unspecified damages or when investigations or legal proceedings are at an early stage. A substantial judgment, settlement, fine or penalty could be material to our operating results or cash flows, or could cause us significant reputational harm, which could harm our business prospects. In market downturns, the volume of legal claims and amount of damages sought in litigation and regulatory proceedings against financial services companies have historically increased. We are also subject to litigation claims from third parties alleging infringement of their intellectual property rights. Such litigation can require the expenditure of significant resources, regardless of whether the claims have merit. If we were found to have infringed a third-party patent or other intellectual property right, we could incur substantial liability and in some circumstances could be enjoined from using the relevant technology or providing related products and services, which could have a material adverse effect on our business and results of operations.
The SEC, FINRA and other self-regulatory organizations and state securities commissions, among other things, can censure, fine, issue cease-and-desist orders or suspend or expel a broker-dealer or any of its officers or employees. Clearing securities firms, such as E*TRADE Securities, are subject to substantially more regulatory control and examination than introducing brokers that rely on others to perform clearing functions. The OCC and Federal Reserve may take similar action with respect to our banking and other financial activities, respectively. Similarly, the attorneys general of each state could bring legal action on behalf of the citizens of the various states to ensure compliance with local laws. Regulatory agencies in countries outside of the U.S. have similar authority. The ability to comply with applicable laws and rules is dependent in part on the establishment and maintenance of a reasonable compliance function. The failure to establish and enforce reasonable compliance procedures, even if unintentional, could subject us to significant losses or disciplinary or other actions.
If we do not maintain the capital levels required by regulators, we may be fined or subject to other disciplinary or corrective actions.
The SEC, FINRA, the OCC, the CFTC, the Federal Reserve and various other regulatory agencies have stringent rules with respect to the maintenance of specific levels of regulatory capital by banks and net capital by securities broker-dealers. E*TRADE Bank is subject to various regulatory capital requirements administered by the OCC, and the Company is subject to specific capital requirements administered by the Federal Reserve. Failure to meet minimum capital requirements can trigger certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could harm E*TRADE Bank’s and the Company's operations and financial statements.

E*TRADE | 2016 10-K                                         21

The Company and E*TRADE Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under the Basel III regulatory framework. The Basel III framework became effective for the Company beginning January 1, 2015 and the fully phased-in Basel III capital standards will become effective January 1, 2019. The Basel III final regulatory framework also introduces a capital conservation buffer that limits a banking organization's ability to make capital distributions and discretionary bonus payments to executive officers if a banking organization fails to maintain a Common Equity Tier 1 capital conservation buffer of at least 2.5%, on a fully phased-in basis, of total risk-weighted assets above each of the following minimum risk-based capital ratio requirements: Common Equity Tier 1 (4.5%), Tier 1 (6.0%), and total risk-based capital (8.0%). This requirement became effective on January 1, 2016 and will be fully phased in by 2019.
The Company’s and E*TRADE Bank’s capital amounts and classification are subject to qualitative judgments by the regulators about the strength of components of its capital, risk weightings of assets, off-balance sheet transactions and other factors. Any significant reduction in the Company’s or E*TRADE Bank’s regulatory capital could result in them being less than "well capitalized" or "adequately capitalized" under applicable capital standards. A failure of the Company or E*TRADE Bank to be "adequately capitalized" which is not cured within time periods specified in the indentures governing our senior secured revolving credit facility would constitute a default under our senior secured revolving credit facility and likely result in any outstanding balance on the senior secured revolving credit facility becoming immediately due and payable. In addition, if the Company or E*TRADE Bank are less than “well capitalized” or “adequately capitalized” under applicable capital rules, the ability of E*TRADE Bank to receive, renew or roll-over sweep deposits, which are regarded as broker deposits for purposes of the Federal Deposit Insurance Act, could be impacted. Sweep deposits are a significant source of liquidity for E*TRADE Bank, and if they were terminated by the FDIC, that could have a material negative effect on our business.
The OCC and the Federal Reserve may request we raise equity to increase the regulatory capital of the Company or E*TRADE Bank or to further reduce debt. If we were unable to raise equity, we could face negative regulatory consequences, such as restrictions on our activities and requirements that we dispose of certain assets and liabilities within a prescribed period. Any such actions could have a material negative effect on our business.
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

E*TRADE | 2016 10-K                                         22

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
From January 1, 2012 through December 31, 2016, the price per share of our common stock ranged from a low of $7.08 to a high of $36.04. The market price of our common stock has been, and is likely to continue to be, highly volatile and subject to wide fluctuations. Among the factors that may affect our stock price are the following:

•
Speculation in the investment community or the press about, or actual changes in, our competitive position, organizational structure, executive team, operations, financial condition, financial reporting and results, or strategic transactions

•	The announcement of new products, services, acquisitions, or dispositions by us or our competitors

•	Increases or decreases in revenues or earnings, changes in earnings estimates by the investment community, and variations between estimated financial results and actual financial results

•	The pricing structure for products and services offered to customers by us or our competitors
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
Certain provisions of our certificate of incorporation and bylaws may discourage, delay or prevent a third party from acquiring control of us in a merger, acquisition or similar transaction that a stockholder may consider favorable. Such provisions include:

•	Authorization for the issuance of "blank check" preferred stock

•	The prohibition of cumulative voting in the election of directors

•	A super-majority voting requirement to effect business combinations and certain amendments to our certificate of incorporation and bylaws

E*TRADE | 2016 10-K                                         23

•	Limits on the persons who may call special meetings of stockholders

•	The prohibition of stockholder action by written consent

•	Advance notice requirements for nominations to the Board or for proposing matters that can be acted on by stockholders at stockholder meetings
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
A summary of our significant locations at December 31, 2016 is shown in the following table. Square footage amounts are net of space that has been sublet or space that is part of a facility restructuring.

Location	Approximate Square Footage
Alpharetta, Georgia	260,000
Jersey City, New Jersey	109,000
Arlington, Virginia	102,000
Sandy, Utah	85,000
Menlo Park, California	63,000
New York, New York	52,000
Chicago, Illinois	37,000
All facilities are leased at December 31, 2016. All other leased facilities with space of less than 25,000 square feet are not listed by location. In addition to the significant facilities above, we also lease all 30 regional branches, ranging in space from approximately 2,500 to 8,000 square feet.
ITEM 3.    LEGAL PROCEEDINGS
Information in response to this item can be found under the heading Legal Matters in Note 21—Commitments, Contingencies and Other Regulatory Matters in this Annual Report and is incorporated by reference into this item.
ITEM 4.     MINE SAFETY DISCLOSURES
Not applicable.

E*TRADE | 2016 10-K                                         24

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the NASDAQ Stock Market under the ticker symbol ETFC.
Price Range of Common Stock
The following graph shows the high and low intraday sale prices of our common stock as reported by the NASDAQ for the periods indicated:

	2016		2015
	High	Low	High	Low
First Quarter	$29.05	$19.61	$28.67	$21.01
Second Quarter	$28.14	$21.52	$31.48	$27.24
Third Quarter	$29.36	$21.94	$30.66	$22.66
Fourth Quarter	$36.04	$27.34	$30.98	$24.55
The closing sale price of our common stock as reported on the NASDAQ on February 17, 2017 was $37.17 per share. At that date, there were 671 holders of record of our common stock.
Common Stock Dividends
We have never declared or paid cash dividends on our common stock and have no current plans to do so in the future. Our ability to pay dividends on our common stock may be restricted by the terms of our current or future indebtedness.

E*TRADE | 2016 10-K                                         25

Issuer Purchases of Equity Securities
The table below shows the timing and impact of our share repurchase program, if applicable, and the shares withheld from employees to satisfy tax withholding obligations during the three months ended December 31, 2016 (dollars in millions, except per share amounts):

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of the Publicly Announced Plan(3)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan(3)
October 1, 2016 - October 31, 2016	966	$28.34	—	$297.9
November 1, 2016 - November 30, 2016	3,370	$27.73	—	$297.9
December 1, 2016 - December 31, 2016	129,484	$34.59	—	$297.9
Total	133,820	$34.37	—

(1)	The 133,820 shares purchased during the three months ended December 31, 2016 were withheld from employees to satisfy tax withholding obligations associated with restricted shares.

(2)	Excludes commission paid.

(3)
On November 19, 2015, the Company publicly announced that its Board of Directors had authorized the repurchase of up to $800 million of shares of the Company's common stock through March 31, 2017. The timing and exact amount of any common stock repurchases will depend on various factors, including market conditions and the Company's capital position. The Company’s share repurchase program does not include specific price targets, may be executed through open market purchases or privately negotiated transactions, may utilize Rule 10b5-1 plans, and may be suspended or terminated at any time at the Company’s discretion.

Performance Graph
The following performance graph shows the cumulative total return to a holder of the Company’s common stock, assuming dividend reinvestment, compared with the cumulative total return, assuming dividend reinvestment, of the Standard & Poor (S&P) 500 Index and the Dow Jones US Financials Index during the period from December 31, 2011 through December 31, 2016.

E*TRADE | 2016 10-K                                         26

	12/11	12/12	12/13	12/14	12/15	12/16
E*TRADE Financial Corporation	100.00	112.44	246.73	304.71	372.36	435.30
S&P 500 Index	100.00	116.00	153.58	174.60	177.01	198.18
Dow Jones US Financials Index	100.00	126.85	170.26	195.10	195.27	229.15
ITEM 6.    SELECTED FINANCIAL DATA
The selected consolidated financial data should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data.
(Dollars in millions except per share amounts, shares in thousands):

	Year Ended December 31,					Variance
Results of Operations:	2016	2015	2014	2013	2012	2016 vs. 2015
Net interest income	$1,148	$1,021	$961	$855	$896	12%
Commissions	$442	$424	$456	$420	$378	4%
Total net revenue	$1,941	$1,370	$1,704	$1,613	$1,721	42%
Provision (benefit) for loan losses	$(149)	$(40)	$36	$143	$355	273%
Net income (loss)	$552	$268	$293	$86	$(113)	106%
Basic earnings (loss) per share	$1.99	$0.92	$1.02	$0.30	$(0.39)	116%
Diluted earnings (loss) per share	$1.98	$0.91	$1.00	$0.29	$(0.39)	118%
Weighted average shares—basic	277,789	290,762	288,705	286,991	285,748	(4)%
Weighted average shares—diluted	279,048	295,011	294,103	292,589	285,748	(5)%
(Dollars in millions):

	December 31,					Variance
Financial Condition:	2016	2015	2014	2013	2012	2016 vs. 2015
Available-for-sale securities	$13,892	$12,589	$12,388	$13,592	$13,443	10%
Held-to-maturity securities	$15,751	$13,013	$12,248	$10,181	$9,540	21%
Margin receivables	$6,731	$7,398	$7,675	$6,353	$5,804	(9)%
Loans receivable, net	$3,551	$4,613	$5,979	$8,123	$10,099	(23)%
Total assets	$48,999	$45,427	$45,530	$46,280	$47,387	8%
Deposits	$31,682	$29,445	$24,890	$25,971	$28,393	8%
Corporate debt
Interest-bearing	$991	$989	$1,328	$1,726	$1,722	—%
Non-interest-bearing	$3	$8	$38	$42	$43	(63)%
Shareholders’ equity	$6,272	$5,799	$5,375	$4,856	$4,904	8%

E*TRADE | 2016 10-K                                         27

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the consolidated financial statements and related notes included in Item 8. Financial Statements and Supplementary Data.
OVERVIEW
The Company's mission is to enhance the financial independence of investors and traders through a powerful digital offering and professional guidance. Our vision is to be the #1 digital broker and advisor to traders and investors, known for ease of use and the completeness of offering. Our success in the future will depend upon, among other things, our ability to execute on our business strategy. Our financial performance is affected by a number of factors outside of our control, including:

•	Customer demand for financial products and services and the impact of actions by our competitors

•	Performance, volume and volatility of the equity and capital markets

•	The level and volatility of interest rates

•	Our ability to move capital to our parent company from our subsidiaries subject to regulatory approvals or notifications

•	Changes to the rules and regulations governing the financial services industry

•	The performance of the residential real estate and credit markets

•	Market demand and liquidity in the secondary market for agency mortgage-backed securities
Our net revenue is generated primarily from net interest income, commissions and fees and service charges. Net interest income is largely impacted by the size of our balance sheet, our balance sheet mix, and average yields on our assets and liabilities. Net interest income is driven primarily from interest earned on investment securities and margin receivables, less interest paid on interest-bearing liabilities, including deposits, customer payables, corporate debt and other borrowings. Net interest income is also earned on our legacy loan portfolio which we expect to continue to run off in future periods. Commissions revenue is generated by customer trades and is largely impacted by trade volume and commission rates. Fees and service charges revenue is mainly impacted by order flow revenue, fees earned on off-balance sheet customer cash and other assets, and advisor management fees. Our net revenue is offset by non-interest expenses, the largest of which are compensation and benefits and advertising and market development.
Financial Statement Presentation
Beginning January 1, 2016, we changed our segment reporting structure to align with the manner in which business performance is reviewed and resource allocation decisions are made. As business performance assessments and resource allocation decisions are based on consolidated operating margin, we no longer have separate operating segments and, accordingly, no longer present disaggregated segment financial results. We also updated the presentation of the consolidated statement of income to reflect how business performance is measured and prior periods have been reclassified to conform to the current period presentation:

•	Interest expense related to corporate debt and interest income related to corporate cash reclassified from other income (expense) to net interest income

•	Losses on early extinguishment of debt, net reclassified from other income (expense) to non-interest expense

•	Other income (expense) reclassified from other income (expense) to gains (losses) on securities and other, net

E*TRADE | 2016 10-K                                         28

Significant Events
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

Increased the amount of customer cash available for balance sheet growth and exceeded $50 billion in consolidated assets

•
We ended 2016 with $13.5 billion of off-balance sheet customer cash available for future balance sheet growth. In the first quarter of 2017, we crossed $50 billion in total consolidated assets and are continuing to monitor and prepare for the incremental regulatory and reporting requirements that this balance sheet growth may require.

E*TRADE Bank to operate at a 7.5% minimum Tier 1 Leverage Ratio

•	Effective February 2017, E*TRADE Bank can operate at a 7.5% Tier 1 leverage ratio.
$858 million in dividends were paid from bank and broker-dealer subsidiaries to the parent company
The key source of corporate cash is dividends from subsidiaries. Dividend activities for the year ended December 31, 2016 are displayed below (dollars in millions):
Effective October 1, 2016, E*TRADE Clearing was merged into E*TRADE Securities.
Repurchased $452 million of shares of our common stock

•
During the year ended December 31, 2016, we repurchased 19 million shares of common stock at an average price of $23.83 for a total of $452 million. As of December 31, 2016, we have repurchased 20.6 million shares of common stock at an average price of $24.34 for a total of $502 million since we began repurchasing shares in the fourth quarter of 2015. Due to the OptionsHouse acquisition we did not repurchase shares under the program in the second half of 2016. We will continue to assess the best use of corporate cash and anticipate resuming share repurchases in the second half of 2017.

E*TRADE | 2016 10-K                                         29

Key Performance Metrics
Management monitors a number of metrics in evaluating the Company’s performance. The most significant of these are displayed below along with the percentage variance from the prior period, where applicable, and including the impact of OptionsHouse from the acquisition date.
Customer Activity Metrics:

E*TRADE | 2016 10-K                                         30

Customer Activity Metrics:
DARTs are the predominant driver of commissions revenue from our customers. DARTs were 164,134, 155,470 and 168,474 for the years ended December 31, 2016, 2015 and 2014, respectively.
Derivative DARTs percentage is the mix of options and futures as a component of total DARTs and a key driver of commissions revenue. Derivative DARTs represented 26%, 24% and 24% of total DARTs for the years ended December 31, 2016, 2015 and 2014, respectively.
Average commission per trade is an indicator of changes in our customer mix, product mix and/or product pricing. Average commission per trade was $10.70, $10.86 and $10.81 for the years ended December 31, 2016, 2015 and 2014, respectively.
Customer margin balances represent credit extended to customers to finance their purchases of securities by borrowing against securities they own and are a key driver of net interest income. Customer margin balances were $7.1 billion, $7.4 billion and $7.7 billion at December 31, 2016, 2015 and 2014, respectively. Customer margin at December 31, 2016 includes $0.4 billion of receivables held by a third party clearing firm as a result of the OptionsHouse acquisition.
Managed products represent customer assets in our Managed Investment Portfolio, Unified Managed Account, and Adaptive Portfolio products. Managed products are a driver of fees and service charges revenue from our customers. Managed products were $3.9 billion, $3.2 billion and $3.1 billion at December 31, 2016, 2015 and 2014, respectively.
End of period brokerage accounts, net new brokerage accounts and brokerage account attrition rate are indicators of our ability to attract and retain brokerage customers. End of period brokerage accounts were 3.5 million, 3.2 million and 3.1 million and net new brokerage accounts were 249,462, 69,618 and 145,864 for the years ended December 31, 2016, 2015 and 2014, respectively. Our brokerage account attrition rate was 8.5%, 9.7% and 8.7% for the years ended December 31, 2016, 2015 and 2014, respectively. These metrics include the impact of the following:

•	Net new and end of period brokerage accounts for the year ended December 31, 2016 include 147,761 accounts as a result of the OptionsHouse acquisition.

•
Net new and end of period brokerage accounts for the year ended December 31, 2015 were impacted by the closure of 23,150 accounts related to the shutdown of the Company's global trading platform and the closure of 3,484 accounts related to the escheatment of unclaimed property. Excluding the impact of these items, the brokerage account attrition rate was 8.9% for the year ended December 31, 2015.

E*TRADE | 2016 10-K                                         31

Customer assets are an indicator of the value of our relationship with the customer. An increase generally indicates that the use of our products and services by existing and new customers is expanding. Changes in this metric are also driven by changes in the valuations of our customers' underlying securities. Customer assets were $311.3 billion, $287.9 billion and $290.3 billion at December 31, 2016, 2015 and 2014, respectively.
Net new brokerage assets are total inflows to new and existing brokerage accounts less total outflows from closed and existing brokerage accounts. The net new brokerage assets metric is a general indicator of the use of our products and services by new and existing brokerage customers. Net new brokerage assets were $13.1 billion, $9.3 billion and $10.9 billion for the years ended December 31, 2016, 2015 and 2014, respectively. Net new brokerage assets for the year ended December 31, 2016 includes $3.7 billion as a result of the OptionsHouse acquisition.
Brokerage related cash is an indicator of the level of engagement with our brokerage customers and is a key driver of net interest income as well as fees and service charges revenue, which includes fees earned on customer cash held by third parties. Brokerage related cash was $51.4 billion, $41.7 billion and $41.1 billion at December 31, 2016, 2015 and 2014, respectively.

E*TRADE | 2016 10-K                                         32

Company Metrics:

E*TRADE | 2016 10-K                                         33

Company Metrics:
Operating margin is the percentage of net revenue that results in income before income taxes and is an indicator of the Company's profitability. Operating margin was 43%, 7% and 27% for the years ended December 31, 2016, 2015 and 2014, respectively.
Adjusted operating margin is a non-GAAP measure that provides useful information about our ongoing operating performance by excluding the provision (benefit) for loan losses, the loss on termination of wholesale funding obligations and other losses on early extinguishment of debt, which are not viewed as key factors governing our investment in the business. Adjusted operating margin was 35%, 31% and 33% for the years ended December 31, 2016, 2015 and 2014, respectively. See Earnings Overview for a reconciliation of this non-GAAP measure to the comparable GAAP measure.
Corporate cash is a component of cash and equivalents which represents the primary source of capital above and beyond the capital deployed in our regulated subsidiaries. Corporate cash was $461 million, $447 million and $233 million for the years ended December 31, 2016, 2015 and 2014, respectively. See Liquidity and Capital Resources for a reconciliation of this non-GAAP measure to the comparable GAAP measure.
Tier 1 leverage ratio is an indication of capital adequacy for E*TRADE Financial and E*TRADE Bank. Tier 1 leverage ratio is Tier 1 capital divided by adjusted average assets for leverage capital purposes. E*TRADE Financial's Tier 1 leverage ratio was 7.8%, 9.0% and 8.1% at December 31, 2016, 2015 and 2014, respectively. E*TRADE Bank's Tier 1 leverage ratio was 8.8%, 9.7% and 10.6% at December 31, 2016, 2015 and 2014, respectively, and includes the impact of the following:

•
Beginning in the first quarter of 2015, E*TRADE Financial and E*TRADE Bank calculated regulatory capital under the Basel III framework. Prior to 2015, the risk-based capital guidelines that applied to E*TRADE Bank were based upon the 1988 capital accords of the Basel Committee on Banking Supervision, commonly known as Basel I.

•	E*TRADE Bank's Tier 1 leverage ratio as of December 31, 2015 excludes E*TRADE Securities and E*TRADE Clearing.
See Liquidity and Capital Resources for additional information, including the calculation of regulatory capital ratios and a reconciliation of previously non-GAAP capital ratios to the comparable GAAP measure.
Special mention loan delinquencies are loans between 30 and 89 days past due and are an indicator of the expected trend for charge-offs in future periods as these loans have a greater propensity to migrate into nonaccrual status and to ultimately be charged-off. Special mention loan delinquencies were $114 million, $130 million and $155 million at December 31, 2016, 2015 and 2014, respectively.
Allowance for loan losses is an estimate of probable losses inherent in the loan portfolio as of the balance sheet date, as well as the forecasted losses, including economic concessions to borrowers, over the estimated remaining life of loans modified as troubled debt restructurings (TDRs). Allowance for loan losses were $221 million, $353 million and $404 million at December 31, 2016, 2015 and 2014, respectively.
Interest-earning assets, in conjunction with net interest margin, is an indicator of our ability to generate net interest income. Average interest-earning assets were $43.3 billion, $41.0 billion and $41.9 billion for the years ended December 31, 2016, 2015 and 2014, respectively.
Net interest margin is a measure of the net yield on our average interest-bearing assets. Net interest margin is calculated for a given period by dividing the annualized sum of net interest income by average interest-bearing assets. Net interest margin was 2.65%, 2.50% and 2.30% for the years ended December 31, 2016, 2015 and 2014, respectively.
Total employees were 3,601, 3,421 and 3,221 at December 31, 2016, 2015 and 2014, respectively.

E*TRADE | 2016 10-K                                         34

EARNINGS OVERVIEW
We generated net income of $552 million, or $1.98 per diluted share, on total net revenue of $1.9 billion for the year ended December 31, 2016. The following chart provides a reconciliation of net income at December 31, 2015 to net income at December 31, 2016 (dollars in millions):
The following table sets forth the significant components of the consolidated statement of income (dollars in millions except per share amounts):

	Year Ended December 31,			Variance		Variance
				2016 vs. 2015		2015 vs. 2014
	2016	2015	2014	Amount	%	Amount	%
Net interest income	$1,148	$1,021	$961	$127	12%	$60	6%
Total non-interest income	793	349	743	444	127%	(394)	(53)%
Total net revenue	1,941	1,370	1,704	571	42%	(334)	(20)%
Provision (benefit) for loan losses	(149)	(40)	36	(109)	273%	(76)	(211)%
Total non-interest expense	1,252	1,319	1,216	(67)	(5)%	103	8%
Income before income tax expense (benefit)	838	91	452	747	821%	(361)	(80)%
Income tax expense (benefit)	286	(177)	159	463	*	(336)	*
Net income	$552	$268	$293	$284	106%	$(25)	(9)%
Diluted earnings per share	$1.98	$0.91	$1.00	$1.07	118%	$(0.09)	(9)%

*	Percentage not meaningful.
Net income increased 106% to $552 million, or $1.98 per diluted share for the year ended December 31, 2016, compared to the same period in 2015. Net income decreased 9% to $268 million, or $0.91 per diluted share for the year ended December 31, 2015, compared to the same period in 2014. The increase from

E*TRADE | 2016 10-K                                         35

2015 to 2016 resulted primarily from the $413 million pre-tax charge on the termination of legacy wholesale funding obligations recognized in 2015. This pre-tax charge included $43 million of losses on early extinguishment of debt and $370 million of losses that were reclassified from accumulated other comprehensive loss related to cash flow hedges into the gains (losses) on securities and other, net line item. Benefit for loan losses increased to $(149) million in 2016 from $(40) million in 2015, compared to a provision for loan losses of $36 million in 2014. The year ended December 31, 2015 also included a $220 million income tax benefit resulting from the settlement of an IRS examination and a $73 million pre-tax loss on early extinguishment of corporate debt.
Net Revenue
The components of net revenue and the resulting variances are as follows (dollars in millions):

	Year Ended December 31,			Variance		Variance
				2016 vs. 2015		2015 vs. 2014
	2016	2015	2014	Amount	%	Amount	%
Net interest income	$1,148	$1,021	$961	$127	12%	$60	6%
Commissions	442	424	456	18	4%	(32)	(7)%
Fees and service charges	268	210	200	58	28%	10	5%
Principal transactions	—	—	10	—	*	(10)	(100)%
Gains (losses) on securities and other, net	42	(324)	39	366	*	(363)	*
Other revenue	41	39	38	2	5%	1	3%
Total non-interest income	793	349	743	444	127%	(394)	(53)%
Total net revenue	$1,941	$1,370	$1,704	$571	42%	$(334)	(20)%

*	Percentage not meaningful.
Net Interest Income
Net interest income increased 12% to $1.1 billion for the year ended December 31, 2016, compared to the same period in 2015 and increased 6% to $1.0 billion for the year ended December 31, 2015, compared to the same period in 2014. Net interest income is earned primarily through investment securities, margin receivables and our legacy loan portfolio, which will continue to run off in future periods, offset by funding costs. The legacy wholesale funding obligations termination in 2015 significantly reduced our funding costs and improved our ability to generate net interest income.
The following table presents average balance sheet data and interest income and expense data, as well as the related net interest margin, yields and rates prepared on the basis required by the SEC’s Industry Guide 3, "Statistical Disclosure by Bank Holding Companies" (dollars in millions):

E*TRADE | 2016 10-K                                         36

	Year Ended December 31, (1)
	2016			2015			2014
	Average Balance	Interest Inc./Exp.	Average Yield/ Cost	Average Balance	Interest Inc./Exp.	Average Yield/ Cost	Average Balance	Interest Inc./Exp.	Average Yield/ Cost
Cash and equivalents	$1,700	$7	0.41%	$1,728	$3	0.18%	$1,752	$2	0.11%
Cash required to be segregated under federal or other regulation	1,553	6	0.36%	425	1	0.15%	736	1	0.10%
Available-for-sale securities	13,265	266	2.01%	12,541	245	1.95%	12,761	289	2.26%
Held-to-maturity securities	15,217	425	2.79%	12,201	346	2.84%	11,288	328	2.90%
Margin receivables	6,592	249	3.77%	7,884	276	3.50%	7,446	264	3.55%
Loans (2)	4,351	191	4.39%	5,651	230	4.06%	7,298	297	4.07%
Broker-related receivables and other	594	1	0.16%	527	3	0.61%	629	3	0.46%
Subtotal interest-earning assets	43,272	1,145	2.65%	40,957	1,104	2.70%	41,910	1,184	2.82%
Other interest revenue (3)	—	88		—	112		—	96
Total interest-earning assets	43,272	1,233	2.85%	40,957	1,216	2.97%	41,910	1,280	3.05%
Total non-interest-earning assets (4)	4,864			4,512			3,910
Total assets	$48,136			$45,469			$45,820

Sweep deposits	$26,088	$3	0.01%	$20,638	$4	0.02%	$19,168	$7	0.03%
Savings deposits	3,227	—	0.01%	3,534	—	0.01%	4,009	1	0.01%
Other deposits	2,018	—	0.03%	1,977	—	0.03%	1,994	—	0.04%
Customer payables	7,221	5	0.07%	6,435	5	0.07%	6,417	8	0.13%
Broker-related payables and other	1,286	—	0.00%	1,759	—	0.00%	1,518	—	0.00%
Other borrowings (5)	416	18	4.32%	3,500	117	3.32%	5,281	188	3.55%
Corporate debt	994	54	5.41%	1,076	59	5.63%	1,734	113	6.52%
Subtotal interest-bearing liabilities	41,250	80	0.19%	38,919	185	0.49%	40,121	317	0.79%
Other interest expense (6)	—	5		—	9		—	1
Total interest-bearing liabilities	41,250	85	0.21%	38,919	194	0.50%	40,121	318	0.79%
Total non-interest-bearing liabilities (7)	954			894			538
Total liabilities	42,204			39,813			40,659
Total shareholders' equity	5,932			5,656			5,161
Total liabilities and shareholders' equity	$48,136			$45,469			$45,820
Excess of interest earning assets over interest bearing liabilities/net interest income/net interest margin (8)	$2,022	$1,148	2.65%	$2,038	$1,022	2.50%	$1,789	$962	2.30%

(1)
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

(3)	Represents interest income on securities loaned.

(4)	Non-interest earning assets consist of property and equipment, net, goodwill, other intangibles, net, deferred tax assets, net and other assets that do not generate interest income.

(5)	In September 2015, we terminated $4.4 billion of legacy wholesale funding obligations.

(6)	Represents interest expense on securities borrowed.

(7)	Non-interest bearing liabilities consist of other liabilities that do not generate interest expense.

(8)
The taxable equivalent adjustment to reconcile to net interest income was less than $1 million for the year ended December 31, 2016 and $1 million for both of the years ended December 31, 2015 and 2014.

E*TRADE | 2016 10-K                                         37

	Year Ended December 31,
	2016	2015	2014
Ratio of interest-earning assets to interest-bearing liabilities	104.90%	105.24%	104.46%
Return on average:
Total assets	1.15%	0.59%	0.64%
Total shareholders’ equity	9.30%	4.75%	5.69%
Average total shareholders’ equity to average total assets	12.32%	12.44%	11.26%
Average interest-earning assets increased 6% to $43.3 billion for the year ended December 31, 2016, compared to the same period in 2015. The fluctuation in interest-earning assets is generally driven by changes in interest-bearing liabilities, primarily deposits and customer payables. Average interest-bearing liabilities increased 6% to $41.3 billion for the year ended December 31, 2016, compared to the same period in 2015. The increase was primarily due to increased deposits as a result of transferring customer cash held by third parties to our balance sheet, partially offset by the termination of our legacy wholesale funding obligations during 2015. For additional information on our balance sheet growth and customer cash held by third parties, see Balance Sheet Overview.
Net interest margin increased 15 basis points to 2.65% for the year ended December 31, 2016, compared to the same period in 2015. Net interest margin is driven by the mix of asset and liability average balances and the interest rates earned or paid on those balances. The increase was primarily due to lower borrowing costs resulting from the termination of legacy wholesale funding obligations during 2015. The increase was partially offset by lower rates earned on reinvesting funds in securities as our legacy loan portfolio continues to pay down. Margin balances also decreased 16% for the year ended December 31, 2016, compared to the same period in 2015; however, the impact of the margin receivables decrease was partially offset by increased rates earned on margin due to the increase in market interest rates and changes in customer mix.
Average interest-earning assets decreased 2% to $41.0 billion for the year ended December 31, 2015, compared to the same period in 2014. Average interest-bearing liabilities decreased 3% to $38.9 billion for the year ended December 31, 2015, compared to the same period in 2014. Net interest margin increased 20 basis points to 2.50% for the year ended December 31, 2015, compared to the same period in 2014. The increase was primarily due to lower borrowing costs resulting from the termination of legacy wholesale funding obligations and the refinancing and reduction of corporate debt during 2015.
Commissions
Commissions revenue increased 4% to $442 million for the year ended December 31, 2016, compared to the same period in 2015. The main factors that affect commissions revenue are DARTs, average commission per trade and the number of trading days. DARTs volume increased 6% to 164,134 for the year ended December 31, 2016, compared to the same period in 2015, mainly driven by increased trading activity related to OptionsHouse. Derivative DARTs represented 26% of trading volume for the year ended December 31, 2016, compared to 24% of trading volume for the same period in 2015. Average commission per trade decreased 1% to $10.70 for the year ended December 31, 2016, compared to the same period in 2015. Average commission per trade is impacted by customer mix, differing commission rates on various trade types (e.g. equities, derivatives, stock plan and mutual funds), and the lower price structure for OptionsHouse customers.
Commissions revenue decreased 7% to $424 million for the year ended December 31, 2015, compared to the same period in 2014. DART volume decreased 8% to 155,470 for the year ended December 31, 2015, compared to the same period in 2014. Derivative DARTs as a percentage of total DARTs represented 24% of trading volume for both the years ended December 31, 2015 and 2014. Average commission per trade increased slightly to $10.86 for the year ended December 31, 2015 from $10.81 for the same period in 2014.

E*TRADE | 2016 10-K                                         38

Fees and Service Charges
The components of fees and service charges and the resulting variances are as follows (dollars in millions):

	Year Ended December 31,			Variance		Variance
				2016 vs. 2015		2015 vs. 2014
	2016	2015	2014	Amount	%	Amount	%
Order flow revenue	$96	$85	$92	$11	13%	$(7)	(8)%
Money market funds and sweep deposits revenue(1)	50	23	14	27	117%	9	64%
Mutual fund service fees	36	27	23	9	33%	4	17%
Advisor management fees	28	27	23	1	4%	4	17%
Foreign exchange revenue	21	15	16	6	40%	(1)	(6)%
Reorganization fees	16	12	8	4	33%	4	50%
Other fees and service charges	21	21	24	—	—%	(3)	(13)%
Total fees and service charges	$268	$210	$200	$58	28%	$10	5%

(1)
Includes revenue earned on average customer cash held by third parties based on the federal funds rate or LIBOR plus a negotiated spread or other contractual arrangements with the third party institutions.

Fees and service charges increased 28% to $268 million for the year ended December 31, 2016, compared to the same period in 2015, and increased 5% to $210 million for the year ended December 31, 2015, compared to the same period in 2014. The increases in fees and services charges in both periods were primarily driven by the impact of increased market interest rates on customer cash held by third parties. The increase in rates for the year ended December 31, 2016 compared to the year ended December 31, 2015 was partially offset by a lower average balance. In addition, during 2016, fees and service charges benefited from increased order flow revenue from OptionsHouse trading activity and higher revenue from foreign exchange fees earned on stock plan activity. Mutual fund service fees increased in both 2016 and 2015 due to higher rates. Fees and service charges may decline in future periods as we continue to transfer customer cash held by third parties onto our balance sheet.
Gains (Losses) on Securities and Other, Net
The components of gains (losses) on securities and other, net and the resulting variances are as follows (dollars in millions):

	Year Ended December 31,			Variance		Variance
				2016 vs. 2015		2015 vs. 2014
	2016	2015	2014	Amount	%	Amount	%
Reclassification of deferred losses on cash flow hedges	$—	$(370)	$—	$370	(100)%	$(370)	*
Gains on available-for-sale securities, net:
Gains on available-for-sale securities	54	58	42	(4)	(7)%	16	38%
Losses on available-for-sale securities	(1)	(20)	—	19	(95)%	(20)	*
Subtotal	53	38	42	15	39%	(4)	(10)%
Hedge ineffectiveness	(6)	(1)	(10)	(5)	500%	9	(90)%
Equity method investment income (loss) and other	(5)	9	7	(14)	(156)%	2	29%
Gains (losses) on securities and other, net	$42	$(324)	$39	$366	*	$(363)	*

*	Percentage not meaningful.
Gains (losses) on securities and other, net was $42 million for the year ended December 31, 2016, compared to $(324) million for the same period in 2015. During the year ended December 31, 2016 increased net gains on the sale of available-for-sale agency securities were partially offset by losses on hedge ineffectiveness and equity method investments. Gains (losses) on securities and other, net for the

E*TRADE | 2016 10-K                                         39

year ended December 31, 2015 included $370 million of losses reclassified from accumulated other comprehensive loss related to cash flow hedges as a result of the termination of legacy wholesale funding obligations during 2015. Gains (losses) on securities and other, net was $39 million for the year ended December 31, 2014 which included a gain of $7 million on the sale of one- to four-family loans modified as TDRs and a gain of $6 million recognized on the sale of our remaining available-for-sale non-agency CMOs.
Provision (Benefit) for Loan Losses
We recognized a benefit for loan losses of $149 million for the year ended December 31, 2016, compared to a benefit of $40 million for the same period in 2015 and a provision of $36 million for the same period in 2014. The current period benefit of $149 million includes the impact of updated expectations based on the sustained outperformance of a substantial volume of high-risk HELOCs, which resulted in a $25 million decrease to the allowance as of December 31, 2016. Both the current period benefit and the benefit for loan losses for the year ended December 31, 2015 reflected recoveries in excess of prior expectations, including recoveries of previous charge-offs that were not included in our loss estimates, as well as payoffs on loans converting to amortizing. The benefit for loan losses during the year ended December 31, 2015 reflected a decrease in the allowance for loan losses that was partially offset by the impact of enhancements to our modeling practices. The timing and magnitude of the provision (benefit) for loan losses is affected by many factors that could result in variability, particularly as mortgage loans reach the end of their interest-only period. For additional information on management's estimate of the allowance for loan losses, see Concentrations of Credit Risk and Summary of Critical Accounting Policies and Estimates.
Non-Interest Expense
The components of non-interest expense and the resulting variances are as follows (dollars in millions):

	Year Ended December 31,			Variance		Variance
				2016 vs. 2015		2015 vs. 2014
	2016	2015	2014	Amount	%	Amount	%
Compensation and benefits	$501	$466	$412	$35	8%	$54	13%
Advertising and market development	131	124	120	7	6%	4	3%
Clearing and servicing	105	95	94	10	11%	1	1%
Professional services	97	103	112	(6)	(6)%	(9)	(8)%
Occupancy and equipment	98	88	79	10	11%	9	11%
Communications	87	90	71	(3)	(3)%	19	27%
Depreciation and amortization	79	81	78	(2)	(2)%	3	4%
FDIC insurance premiums	25	41	79	(16)	(39)%	(38)	(48)%
Amortization of other intangibles	23	20	22	3	15%	(2)	(9)%
Restructuring and acquisition-related activities	35	17	8	18	106%	9	113%
Losses on early extinguishment of debt, net	—	112	71	(112)	(100)%	41	58%
Other non-interest expenses	71	82	70	(11)	(13)%	12	17%
Total non-interest expense	$1,252	$1,319	$1,216	$(67)	(5)%	$103	8%

E*TRADE | 2016 10-K                                         40

Compensation and Benefits
Compensation and benefits increased 8% to $501 million for the year ended December 31, 2016, compared to the same period in 2015, and increased 13% to $466 million for the year ended December 31, 2015, compared to the same period in 2014. Employee headcount increased 5% during 2016 and 6% during 2015 as we hired additional customer service professionals and financial consultants consistent with our key business objective of accelerating growth of the core brokerage business. Headcount during 2016 was also impacted by the acquisition of OptionsHouse. Executive severance expense of $6 million was recognized during both the years ended December 31, 2016 and 2015. The impact of increased headcount for the year ended December 31, 2016 was partially offset by the reversal of share-based compensation and other incentive compensation that will not vest due to the Company's restructuring activities during the second half of 2016. For additional information, see Note 3—Restructuring and Acquisition-Related Activities.
Advertising and Market Development
Advertising and market development increased 6% to $131 million for the year ended December 31, 2016, compared to the same period in 2015. The increase was primarily due to investments to drive customer acquisition and deepen engagement during the year ended December 31, 2016.
Clearing and Servicing
Clearing and servicing expense increased 11% to $105 million for the year ended December 31, 2016, compared to the same period in 2015. The increase was primarily related to higher trading volumes, mutual fund activities, expenses related to customer cash held by third parties and OptionsHouse activities.
Occupancy and Equipment
Occupancy and equipment expense increased 11% to $98 million for the year ended December 31, 2016, compared to the same period in 2015, and increased 11% to $88 million for the year ended December 31, 2015, compared to the same period in 2014. The increases for both periods were primarily driven by higher facilities expenses and increased software licensing costs.
Communications
Communications expense decreased 3% to $87 million for the year ended December 31, 2016, compared to the same period in 2015, and increased 27% to $90 million for the year ended December 31, 2015, compared to the same period in 2014. The decrease for the year ended December 31, 2016 and the increase for the year ended December 31, 2015 was primarily driven by third party contract charges of $12 million recognized in 2015. The decrease for the year ended December 31, 2016 was partially offset by increased costs associated with the acquisition of OptionsHouse.
FDIC Insurance Premiums
FDIC insurance premiums decreased 39% to $25 million for the year ended December 31, 2016, compared to the same period in 2015, and decreased 48% to $41 million for the year ended December 31, 2015, compared to the same period in 2014. The decreases were driven by lower rate assessments due to continued improvement in our overall risk profile compared to the same period in prior years. The year ended December 31, 2016 also reflected the impact of the FDIC's DIF assessment changes which included decreases to the initial assessment rates that were partially offset by the surcharge.
Restructuring and Acquisition-Related Activities
Restructuring and acquisition-related activities expense increased 106% to $35 million for the year ended December 31, 2016, compared to the same period in 2015. Restructuring and acquisition-related activities during the year ended December 31, 2016 reflected approximately $28 million of restructuring costs and $7 million of expense related to the OptionsHouse acquisition. The restructuring costs for the year ended December 31, 2016 primarily related to severance charges from the realignment of our core brokerage

E*TRADE | 2016 10-K                                         41

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
Restructuring and acquisition-related activities expense increased 113% to $17 million for the year ended December 31, 2015, compared to the same period in 2014 and included the shutdown of certain of our international operations, as well as $6 million of executive severance for an eliminated position during the year ended December 31, 2015. In addition, the prior period included a $4 million gain on the sale of the market making business, which was completed in February 2014.
Losses on Early Extinguishment of Debt, Net
There were no losses on early extinguishment of debt, net for the year ended December 31, 2016, compared to $112 million for the year ended December 31, 2015 and $71 million for the year ended December 31, 2014. The $112 million net loss on early extinguishment of debt during the year ended December 31, 2015 included a $73 million loss on the redemption of 6 3/8% Senior Notes during the first quarter and a $43 million loss on the termination of legacy wholesale funding obligations during the third quarter, offset by a $4 million gain on the extinguishment of certain trust preferred securities. The $71 million loss on early extinguishment of debt for the year ended December 31, 2014 included a $59 million loss associated with the redemption of 6 3/4% and 6% Senior Notes and a $12 million loss resulting from the early extinguishment of repurchase agreements.
Other Non-Interest Expenses
Other non-interest expenses decreased 13% to $71 million for the year ended December 31, 2016, compared to the same period in 2015 and increased 17% to $82 million for the year ended December 31, 2015 compared to the same period in 2014. The year ended December 31, 2015 included a $9 million expense related to a third party contract amendment executed during the second quarter.
Operating Margin
Operating margin was 43% for the year ended December 31, 2016, compared to 7% for the same period in 2015. Adjusted operating margin, a non-GAAP measure, was 35% for the year ended December 31, 2016, compared to 31% for the same period in 2015.
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

E*TRADE | 2016 10-K                                         42

	Year Ended December 31,
	2016		2015		2014
	Amount	Operating Margin %	Amount	Operating Margin %	Amount	Operating Margin %
Income before income tax expense (benefit) / operating margin	$838	43%	$91	7%	$452	27%
Add back impact of pre-tax items:
Loss included in Gains (losses) on securities and other, net	—		370		—
Provision (benefit) for loan losses	(149)		(40)		36
Losses on early extinguishment of debt, net(1)	—		112		71
Subtotal	(149)		442		107
Adjusted income before income tax expense (benefit) / adjusted operating margin	$689	35%	$533	31%	$559	33%

(1)
The year ended December 31, 2015 includes $43 million losses on early extinguishment of debt related to the termination of legacy wholesale funding obligations, partially offset by a $4 million gain on the extinguishment of certain trust preferred securities, and $73 million losses on early extinguishment of debt. The year ended December 31, 2014 includes losses on early extinguishment of debt of $59 million related to the refinance of our corporate debt and $12 million related to the early extinguishment of repurchase agreements.

Adjusted total net revenue excludes the loss on termination of legacy wholesale funding obligations from total net revenue. The following table provides a reconciliation of adjusted total net revenue, a non-GAAP measure, to the most directly comparable GAAP measure (dollars in millions):

	Year Ended December 31,
	2016	2015	2014
Total net revenue	$1,941	$1,370	$1,704
Add back impact of termination of legacy wholesale funding obligations:
Loss included in Gains (losses) on securities and other, net	—	370	—
Adjusted total net revenue	$1,941	$1,740	$1,704
Income Tax Expense (Benefit)
Income tax expense (benefit) was $286 million, $(177) million, and $159 million for the years ended December 31, 2016, 2015, and 2014, respectively. The effective tax rate was 34%, (195%), and 35% for the same periods.
The effective tax rate of 34% for the year ended December 31, 2016 was primarily driven by a $25 million tax benefit recognized during 2016 related to the release of valuation allowances against certain state deferred tax assets. Effective January 1, 2016, we elected to treat E*TRADE Securities and E*TRADE Clearing as single member LLCs for tax purposes. The election to be treated as single member LLCs, in addition to the future income projections at the combined broker-dealer, will result in the utilization of certain state deferred tax assets, primarily state NOLs, against which we had previously recorded valuation allowances. The effective tax rate of (195%) for the year ended December 31, 2015 was primarily driven by the settlement of the IRS examination of our 2007, 2009 and 2010 federal tax returns resulting in the recognition of a $220 million income tax benefit. The income tax benefit resulted from the release of related reserves for uncertain tax positions, the majority of which increased our net deferred tax assets. For additional information, see Note 16—Income Taxes.

E*TRADE | 2016 10-K                                         43

BALANCE SHEET OVERVIEW
The following table sets forth the significant components of the consolidated balance sheet (dollars in millions):

			Variance
	December 31,		2016 vs. 2015
	2016	2015	Amount	%
Assets:
Cash and equivalents	$1,950	$2,233	$(283)	(13)%
Segregated cash	1,460	1,057	403	38%
Securities(1)	29,643	25,602	4,041	16%
Margin receivables	6,731	7,398	(667)	(9)%
Loans receivable, net	3,551	4,613	(1,062)	(23)%
Receivables from brokers, dealers and clearing organizations(2)	1,056	520	536	103%
Goodwill and other intangibles, net	2,690	1,966	724	37%
Deferred tax assets, net	756	1,033	(277)	(27)%
Other(3)	1,162	1,005	157	16%
Total assets	$48,999	$45,427	$3,572	8%
Liabilities and shareholders’ equity:
Deposits	$31,682	$29,445	$2,237	8%
Customer payables	8,159	6,544	1,615	25%
Payables to brokers, dealers and clearing organizations(4)	983	1,576	(593)	(38)%
Other borrowings	409	491	(82)	(17)%
Corporate debt	994	997	(3)	—%
Other liabilities	500	575	(75)	(13)%
Total liabilities	42,727	39,628	3,099	8%
Shareholders’ equity	6,272	5,799	473	8%
Total liabilities and shareholders’ equity	$48,999	$45,427	$3,572	8%

(1)	Includes balance sheet line items available-for-sale and held-to-maturity securities.

(2)	Includes deposits paid for securities borrowed of $774 million and $120 million as of December 31, 2016 and 2015, respectively.

(3)	Includes balance sheet line items property and equipment, net and other assets.

(4)	Includes deposits received for securities loaned of $926 million and $1.5 billion as of December 31, 2016 and 2015, respectively.
Cash and Equivalents
Cash and equivalents decreased 13% to $2.0 billion during the year ended December 31, 2016 and includes corporate cash of $461 million as of December 31, 2016. We used corporate cash along with the gross proceeds from the issuance of $400 million of fixed-to-floating rate non-cumulative preferred stock to fund the acquisition of OptionsHouse in the third quarter of 2016. In addition, corporate cash was used for repurchases of common stock. The decrease in total cash and equivalents also reflects purchases of investment securities during the year ended December 31, 2016. For additional information on our use of cash and equivalents, including corporate cash, see Liquidity and Capital Resources.
Segregated Cash
Cash required to be segregated under federal or other regulations increased 38% to $1.5 billion during the year ended December 31, 2016. The level of segregated cash is driven largely by customer payables and securities lending balances we hold as liabilities compared with the amount of margin receivables and securities borrowed balances we hold as assets. The excess represents customer cash that we are required by our regulators to segregate for the exclusive benefit of our brokerage customers. At December

E*TRADE | 2016 10-K                                         44

31, 2016, $500 million of reverse repurchase agreements between E*TRADE Securities and E*TRADE Bank, representing investments that are required to be segregated under federal or other regulations by E*TRADE Securities, were eliminated in consolidation.
Securities
Available-for-sale and held-to-maturity securities are summarized as follows (dollars in millions):

			Variance
	December 31,		2016 vs. 2015
	2016	2015	Amount	%
Available-for-sale securities:
Debt securities:
Agency mortgage-backed securities	$12,634	$11,763	$871	7%
Other debt securities	1,251	794	457	58%
Total debt securities	13,885	12,557	1,328	11%
Publicly traded equity securities(1)	7	32	(25)	(78)%
Total available-for-sale securities	$13,892	$12,589	$1,303	10%
Held-to-maturity securities:
Agency mortgage-backed securities	$12,868	$10,353	$2,515	24%
Other debt securities	2,883	2,660	223	8%
Total held-to-maturity securities	$15,751	$13,013	$2,738	21%
Total investments in securities	$29,643	$25,602	$4,041	16%

(1)	Consists of Community Reinvestment Act investments in a mutual fund.
Securities represented 60% and 56% of total assets at December 31, 2016 and 2015, respectively. We classify debt securities as available-for-sale or held-to-maturity based on our investment strategy and management’s assessment of our intent and ability to hold the debt securities until maturity.
The increase in total investments in securities during the year ended December 31, 2016 was primarily due to net purchases of investment securities as a result of increased sweep deposits and the reinvestment of funds as our loan portfolios pay down. Securities with a fair value of approximately $492 million were transferred from available-for-sale to held-to-maturity during the year ended December 31, 2016 pursuant to an evaluation of our investment strategy and an assessment by management about our intent and ability to hold those particular securities until maturity. See Note 17—Shareholders' Equity for additional information.
Margin Receivables
Margin receivables decreased 9% to $6.7 billion during the year ended December 31, 2016. The decrease in margin receivables was primarily driven by overall investor sentiment during the period, lowering demand for additional margin lending. Average margin receivables were $6.6 billion for the year ended December 31, 2016.

E*TRADE | 2016 10-K                                         45

Loans Receivable, Net
Loans receivable, net are summarized as follows (dollars in millions):

			Variance
	December 31,		2016 vs. 2015
	2016	2015	Amount	%
One- to four-family	$1,950	$2,488	$(538)	(22)%
Home equity	1,556	2,114	(558)	(26)%
Consumer	250	341	(91)	(27)%
Total loans receivable	3,756	4,943	(1,187)	(24)%
Unamortized premiums, net	16	23	(7)	(30)%
Allowance for loan losses	(221)	(353)	132	(37)%
Total loans receivable, net	$3,551	$4,613	$(1,062)	(23)%
Loans receivable, net decreased 23% to $3.6 billion during the year ended December 31, 2016. We plan on reducing balance sheet risk through legacy loan portfolio run-off for the foreseeable future. As our portfolio ages, we continue to gather substantive performance history on loan conversions from interest-only to amortizing and assess the economic environment and the value of our portfolio in the marketplace. While it is our intention to hold these loans, if the markets improve our strategy could change. For additional information on management's estimate of the allowance for loan losses, see Concentrations of Credit Risk.
Goodwill and Other Intangibles, net
Goodwill and other intangibles, net increased 37% to $2.7 billion during the year ended December 31, 2016. The increase was driven by $578 million and $169 million in goodwill and other intangible assets, respectively, recorded in connection with the OptionsHouse acquisition. For additional information, see Note 2—Business Acquisition.
Deferred Tax Assets, net
Our net deferred tax assets were $756 million and $1.0 billion at December 31, 2016 and 2015, respectively. The decrease was primarily driven by a decrease in NOLs from current year earnings, and the reduction of reserves and allowances driven by the recognition of loan losses for tax purposes. As of December 31, 2016 and 2015 we did not establish a valuation allowance against our federal deferred tax assets as we believe that it is more likely than not that all of these assets will be realized. Certain of these deferred tax assets result from net operating losses that are subject to Section 382 annual use limitations. We expect these deferred tax assets subject to limitations to be fully utilized before expiration and, therefore, no valuation allowance against these assets has been established. We expect to utilize the majority of the existing federal deferred tax assets within the next two years. We maintain a valuation allowance for certain of our other deferred tax assets as we have concluded that it is more likely than not that they will not be realized. At December 31, 2016, we had total state deferred tax assets, net of federal benefit, of approximately $138 million related to our state net operating loss carryforwards and temporary differences with a valuation allowance of $18 million against such deferred tax assets. At December 31, 2016, we also had foreign deferred tax assets, net of federal benefit, of approximately $18 million with a valuation allowance of $17 million against such deferred tax assets as we have historical tax losses in most of these foreign countries.

E*TRADE | 2016 10-K                                         46

Deposits
Deposits are summarized as follows (dollars in millions):

			Variance
	December 31,		2016 vs. 2015
	2016	2015	Amount	%
Sweep deposits	$26,362	$24,018	$2,344	10%
Savings deposits	3,185	3,357	(172)	(5)%
Other deposits	2,135	2,070	65	3%
Total deposits	$31,682	$29,445	$2,237	8%
Deposits represented 74% of total liabilities at both December 31, 2016 and 2015. At December 31, 2016, approximately 90% of our customer deposits were covered by FDIC insurance.
The majority of the deposits balance, specifically sweep deposits, is included in brokerage related cash, which is reported as a customer activity metric. Total brokerage related cash is summarized as follows (dollars in millions):

			Variance
	December 31,		2016 vs. 2015
	2016	2015	Amount	%
Sweep deposits(1)	$26,362	$24,018	$2,344	10%
Customer payables	8,159	6,544	1,615	25%
Subtotal	34,521	30,562	3,959	13%
Customer cash held by third parties(2)	16,848	11,173	5,675	51%
Total brokerage related cash	$51,369	$41,735	$9,634	23%

(1)	Sweep deposits are held at bank subsidiaries and are included in the deposits line item on our consolidated balance sheet.

(2)	Customer cash held by third parties is not reflected on our consolidated balance sheet and are not immediately available for liquidity purposes.
We offer an extended insurance sweep deposit account (ESDA) program to our brokerage customers. The ESDA program utilizes our bank subsidiaries, in combination with additional third party program banks, to allow customers the ability to have aggregate deposits they hold in the ESDA program insured up to $1,250,000 for each category of legal ownership. As of December 31, 2016, approximately 98% of sweep deposits were in the ESDA program.
Customer payables increased 25% to $8.2 billion during the year ended December 31, 2016, primarily driven by net sales of securities in brokerage customer accounts.
Customer cash held by third parties is maintained at unaffiliated financial institutions and a third party clearing firm. The components of customer cash held by third parties are summarized as follows (dollars in millions):

			Variance
	December 31,		2016 vs. 2015
	2016	2015	Amount	%
Sweep deposits at unaffiliated financial institutions	$14,943	$5,818	$9,125	157%
Customer cash held at third party clearing firm(1)	1,634	—	1,634	100%
Municipal funds and other	271	3,599	(3,328)	(92)%
Money market fund	—	1,756	(1,756)	(100)%
Customer cash held by third parties	$16,848	$11,173	$5,675	51%

(1)	Represents OptionsHouse's customer cash held by third party.

E*TRADE | 2016 10-K                                         47

During the year ended December 31, 2016, we transferred a total of $2.8 billion of customer cash held at third party institutions back onto our balance sheet. This amount included $1.6 billion of customer balances converted from the money market fund product held by third parties to our ESDA program during the first quarter of 2016. During the third quarter of 2016, we converted $4.1 billion of customer cash to our ESDA program. These conversions, along with the acquisition of OptionsHouse, increased the total amount of customer cash that will be available to bring back on to our balance sheet to approximately $13.5 billion. In the first quarter of 2017 we exceeded $50 billion in total consolidated assets.
Other Borrowings
Other borrowings, which includes securities sold under agreements to repurchase and TRUPs, are summarized as follows (dollars in millions):

			Variance
	December 31,		2016 vs. 2015
	2016	2015	Amount	%
Trust preferred securities	$409	$409	$—	—%
Repurchase agreements	—	82	(82)	(100)%
Total other borrowings	$409	$491	$(82)	(17)%
Other borrowings represented 1% of total liabilities at both December 31, 2016 and 2015.
Corporate Debt
Corporate debt is summarized as follows (dollars in millions):

	December 31, 2016
	Face Value	Discount	Net
Interest-bearing notes:
5 3/8% Notes, due 2022	$540	$(5)	$535
4 5/8% Notes, due 2023	460	(4)	456
Total interest-bearing notes	1,000	(9)	991
Non-interest-bearing debt:
0% Convertible debentures, due 2019	3	—	3
Total corporate debt	$1,003	$(9)	$994

	December 31, 2015
	Face Value	Discount	Net
Interest-bearing notes:
5 3/8% Notes, due 2022	$540	$(6)	$534
4 5/8% Notes, due 2023	460	(5)	455
Total interest-bearing notes	1,000	(11)	989
Non-interest-bearing debt:
0% Convertible debentures, due 2019	8	—	8
Total corporate debt	$1,008	$(11)	$997
During the years ended December 31, 2016 and 2015, $5 million and $30 million of convertible debentures were converted into 0.5 million and 2.9 million shares of common stock, respectively.

E*TRADE | 2016 10-K                                         48

Shareholders’ Equity
The activity in shareholders’ equity during the year ended December 31, 2016 is summarized as follows (dollars in millions):

	Preferred Stock	Common Stock / Additional Paid-In Capital	Accumulated Deficit / Other Comprehensive Loss	Total
Beginning balance, December 31, 2015	$—	$7,359	$(1,560)	$5,799
Net income	—	—	552	552
Net change from available-for-sale securities	—	—	(38)	(38)
Issuance of preferred stock	394	—	—	394
Repurchases of common stock	—	(452)	—	(452)
Other(1)	—	17	—	17
Ending balance, December 30, 2016	$394	$6,924	$(1,046)	$6,272

(1)	Other includes employee share-based compensation and conversions of convertible debentures.
On August 25, 2016, we issued 400,000 shares of Series A fixed-to-floating rate non-cumulative perpetual preferred stock for gross proceeds of $400 million. Net proceeds, after issuance cost, were approximately $394 million. For additional information, see Note 17—Shareholders' Equity.
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
Liquidity
Our corporate liquidity needs are primarily driven by capital needs at E*TRADE Bank and E*TRADE Securities as well as by the principal and interest due on our corporate debt and the amount of dividend payments on our preferred stock. Our banking and brokerage subsidiaries' liquidity needs are driven primarily by the level and volatility of our customer activity. Management maintains a set of liquidity sources and monitors certain business trends and market metrics closely in an effort to ensure we have sufficient liquidity. Management does not consider the potential for loans by E*TRADE Bank to the parent company and its other non-bank subsidiaries to be sources of liquidity as they would be subject to various quantitative, arm’s length, collateralization, capital and other requirements.
Parent Company Liquidity
The parent company's primary source of liquidity is corporate cash. Corporate cash, a non-GAAP measure, is a component of cash and equivalents; see the consolidated statement of cash flows within Item 8. Financial Statements and Supplementary Data for information on cash and equivalents activity. We define corporate cash as cash held at the parent company and certain subsidiaries, not including bank and broker-dealer subsidiaries, that can be distributed to the parent company without any regulatory approval or notification. E*TRADE Bank and its subsidiaries require regulatory approval prior to the payment of certain dividends to the parent company. Our broker-dealer subsidiaries can pay dividends to the parent company with proper regulatory notifications.
We believe corporate cash is a useful measure of the parent company’s liquidity as it is the primary source of capital above and beyond the capital deployed in our regulated subsidiaries. Corporate cash can fluctuate in any given quarter and is impacted primarily by the following:

•	Dividends from subsidiaries

E*TRADE | 2016 10-K                                         49

•	Non-cumulative preferred stock dividends

•	Acquisitions and investments

•	Share repurchases

•	Debt service costs

•	Tax payments and the reimbursement from the parent company's subsidiaries for the use of its deferred tax assets

•	Other overhead cost sharing arrangements
The following chart provides a roll forward of corporate cash at December 31, 2015 to corporate cash at December 31, 2016 (dollars in millions):

(1)
Other 2016 activity includes contributions to subsidiaries, reimbursements from subsidiaries for use of the parent's deferred tax assets, and other expenses and related proceeds under overhead cost sharing arrangements.

The following table provides a reconciliation of consolidated cash and equivalents to corporate cash, a non-GAAP measure (dollars in millions):

	December 31,
	2016	2015	2014
Consolidated cash and equivalents	$1,950	$2,233	$1,783
Less: Bank cash(1)	(840)	(1,264)	(1,523)
Less: U.S. broker-dealers' cash(1)	(614)	(497)	N/A
Less: Other cash	(35)	(25)	(27)
Corporate cash	$461	$447	$233

(1)
Effective October 1, 2016 E*TRADE Clearing was merged into E*TRADE Securities. U.S. broker-dealers' cash at December 31, 2015 includes E*TRADE Securities and E*TRADE Clearing. E*TRADE Securities and E*TRADE Clearing were moved out from under E*TRADE Bank effective February 1, 2015 and July 1, 2015, respectively. Bank cash included $764 million of cash held by U.S. broker-dealers at December 31, 2014.

Corporate cash increased $14 million to $461 million during the year ended December 31, 2016. Corporate cash included dividends of $423 million from E*TRADE Bank, $227 million from E*TRADE Clearing and $208 million from E*TRADE Securities to the parent company during the year ended December 31, 2016.

E*TRADE | 2016 10-K                                         50

On September 12, 2016, we completed the acquisition of Aperture New Holdings, Inc., the ultimate parent company of OptionsHouse, an online brokerage, for $725 million. We funded the transaction through the issuance of fixed-to-floating rate non-cumulative perpetual preferred stock for gross proceeds of $400 million, and the remainder with existing corporate cash. For additional information on the issuance of preferred stock, see Note 17—Shareholders' Equity.
We used corporate cash to repurchase a total of $452 million, or 19 million shares, of common stock during the year ended December 31, 2016. Due to the OptionsHouse acquisition, we did not repurchase shares during the second half of 2016. We will continue to assess the best use of corporate cash and currently anticipate resuming share repurchases in the second half of 2017.
During 2015, we reduced our total corporate debt to $1.0 billion and, in conjunction with a refinancing, decreased our annual debt service costs to approximately $50 million. We maintain corporate cash at a minimum of two times our scheduled annual corporate debt service payments and scheduled maturities over the next 12 months. As we do not have any scheduled maturities of corporate debt in the coming year, our current minimum is approximately $100 million. Our nearest maturity of interest-bearing corporate debt is November 2022.
At December 31, 2016, we have a senior secured revolving credit facility at the parent company with an available line of credit of $250 million. The revolving credit facility enhances our ability to meet liquidity needs at the parent company, as we have the ability to borrow against this facility for working capital and general corporate purposes. Our revolving credit facility contains certain covenants, including the requirement for the parent company to maintain unrestricted cash of at least $100 million. At December 31, 2016, there was no outstanding balance under this revolving credit facility.
E*TRADE Bank Liquidity
E*TRADE Bank relies on bank cash and deposits for liquidity needs. Management believes that within deposits, sweep deposits are of particular importance as they are a stable source of liquidity for E*TRADE Bank. We have the ability to generate liquidity in the form of additional deposits by raising the yield on our customer deposit products and by bringing additional deposits onto our balance sheet. Sweep deposits on our balance sheet as of December 31, 2016 increased $2.3 billion compared to December 31, 2015. We utilize our sweep deposit platform to efficiently manage our balance sheet size.
We may utilize wholesale funding sources for short-term liquidity and contingency funding requirements. Our ability to borrow these funds is dependent upon the continued availability of funding in the wholesale borrowings market. In addition, we can borrow from the Federal Reserve Bank’s discount window to meet short-term liquidity requirements, although it is not viewed as a primary source of funding. At December 31, 2016, E*TRADE Bank had approximately $2.5 billion and $0.6 billion in additional collateralized borrowing capacity with the FHLB and the Federal Reserve Bank, respectively.
E*TRADE Securities Liquidity
E*TRADE Securities relies on customer payables, securities lending, and internal and external lines of credit to provide liquidity and to finance margin lending. At December 31, 2016, E*TRADE Securities' external liquidity lines totaled approximately $1.1 billion and included the following:

•	A 364-day, $400 million senior unsecured committed revolving credit facility with a syndicate of banks that matures in June 2017

•	Secured committed lines of credit with two unaffiliated banks, aggregating to $175 million with a maturity date of June 2017

•	Unsecured uncommitted lines of credit with two unaffiliated banks, aggregating to $100 million, of which $75 million is scheduled to mature in June 2017 and the remaining line has no maturity date

•	Secured uncommitted lines of credit with several unaffiliated banks, aggregating to $375 million with no maturity date
The revolving credit facility contains certain covenants including maintenance covenants related to E*TRADE Securities' minimum consolidated tangible net worth and regulatory net capital ratio. There were

E*TRADE | 2016 10-K                                         51

no outstanding balances for any of these lines at December 31, 2016. E*TRADE Securities also maintains lines of credit with the parent company and E*TRADE Bank.
Capital Resources
Capital efficiency is a priority for us. The $858 million of dividends paid to the parent company during the year ended December 31, 2016 included the following:

•	$423 million from E*TRADE Bank, from earnings and excess capital as a result of regulatory approval to operate E*TRADE Bank at an 8.0% Tier 1 leverage ratio

•	$435 million from our broker-dealers, from earnings and other sources of excess capital
We plan to use a considerable amount of capital at E*TRADE Bank in 2017 to grow the balance sheet. Accordingly, we do not expect to distribute dividends from E*TRADE Bank to the parent until 2018. As it relates to our broker-dealer subsidiaries, on October 1, 2016, we merged E*TRADE Clearing into E*TRADE Securities. We plan to continue quarterly distributions of excess capital generated by the combined broker-dealer.
Bank Capital Requirements
The Dodd-Frank Act requires all companies, including savings and loan holding companies, that directly or indirectly control an insured depository institution to serve as a source of strength for the institution. The Company and E*TRADE Bank are subject to regulatory capital requirements. Some of these requirements are still subject to phase-in periods, including certain deductions from and adjustments to regulatory capital that will be fully implemented at 100% in 2018. For additional information on bank regulatory requirements and phase-in periods, see Part I. Item 1. Business—Regulation. At December 31, 2016, our regulatory capital ratios for E*TRADE Financial were well above the minimum ratios required to be "well capitalized." E*TRADE Financial's capital ratios are as follows:

(1)	Common Equity Tier 1 capital under Basel III replaced Tier 1 common capital. E*TRADE Financial's Tier 1 common ratio was 17.1% as of December 31, 2014.

E*TRADE | 2016 10-K                                         52

E*TRADE Financial's capital ratios are calculated as follows (dollars in millions):

	December 31,
	2016(1)	2015(1)	2014(1)
E*TRADE Financial shareholders’ equity	$6,272	$5,799	$5,375
Deduct:
Preferred stock	(394)	—	—
E*TRADE Financial Common Equity Tier 1 capital before regulatory adjustments	$5,878	$5,799	$5,375
Add:
(Gains) losses in other comprehensive income on available-for-sale debt securities, net of tax	139	101	255
Deduct:
Goodwill and other intangible assets, net of deferred tax liabilities	(2,029)	(1,419)	(1,592)
Disallowed deferred tax assets	(505)	(838)	(1,008)
Other(2)	—	104	—
E*TRADE Financial Common Equity Tier 1 capital(2)	3,483	3,747	3,030
Add:
Preferred stock	394	—	—
Qualifying restricted core capital elements (trust preferred securities)(3)	—	—	433
Deduct:
Disallowed deferred tax assets	(267)	—	—
E*TRADE Financial Tier 1 capital	$3,610	$3,747	$3,463
Add:
Allowable allowance for loan losses	124	129	223
Non-qualifying capital instruments subject to phase-out (trust preferred securities)(3)	414	310	—
E*TRADE Financial total capital	$4,148	$4,186	$3,686

E*TRADE Financial average assets for leverage capital purposes	$49,113	$44,016	$45,445
Deduct:
Goodwill and other intangible assets, net of deferred tax liabilities	(2,029)	(1,419)	(1,592)
Disallowed deferred tax assets	(772)	(839)	(1,008)
Other(3)	—	104	—
E*TRADE Financial adjusted average assets for leverage capital purposes	$46,312	$41,862	$42,845

E*TRADE Financial total risk-weighted assets(4)	$9,422	$9,536	$17,683

E*TRADE Financial Tier 1 leverage ratio (Tier 1 capital / Adjusted average assets for leverage capital purposes)	7.8%	9.0%	8.1%
E*TRADE Financial Common Equity Tier 1 capital / Total risk-weighted assets(3)	37.0%	39.3%	N/A
E*TRADE Financial Tier 1 capital / Total risk-weighted assets	38.3%	39.3%	19.6%
E*TRADE Financial total capital / Total risk-weighted assets	44.0%	43.9%	20.8%

(1)
Due to the change in regulatory requirements, the 2015 and 2016 ratios were calculated based under Basel III requirements. The 2014 capital ratios were non-GAAP measures as the Company was not yet held to regulatory capital requirements and were calculated based on the Federal Reserve's well-capitalized requirements then applicable to bank holding companies. Management believes these non-GAAP ratios are an important measure of the Company's capital strength and in 2014 managed its capital against ratios then applicable to bank holding companies in preparation for the application of these requirements.

(2)	Common Equity Tier 1 capital under Basel III replaced Tier 1 common capital under Basel I. E*TRADE Financial's Tier 1 common ratio was 17.1% as of December 31, 2014.

E*TRADE | 2016 10-K                                         53

(3)
As a result of applying the transition provisions under Basel III in 2015, the Company included 25% of the TRUPs in the calculation of E*TRADE Financial’s Tier 1 capital and 75% of the TRUPs in the calculation of E*TRADE Financial’s total capital. In accordance with the transition provisions, the TRUPs were fully phased out of E*TRADE Financial’s Tier 1 capital in 2016. Prior to Basel III becoming effective for E*TRADE Financial, the Company included 100% of the TRUPs in E*TRADE Financial's Tier 1 capital due to the regulatory agencies' delay in the implementation of the TRUPs phase-out until January 1, 2015.

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

At December 31, 2016, our regulatory capital ratios for E*TRADE Bank were well above the minimum ratios required to be "well capitalized." E*TRADE Bank's capital ratios are as follows:

(1)	Common Equity Tier 1 capital under Basel III replaced Tier 1 common capital under Basel I. E*TRADE Bank's Tier 1 common ratio was 25.7% as of December 31, 2014.

E*TRADE | 2016 10-K                                         54

E*TRADE Bank's capital ratios are calculated as follows (dollars in millions):

	December 31,
	2016(1)	2015(1)	2014(1)
E*TRADE Bank shareholder's equity(2)	$3,153	$3,181	$6,102
Add:
(Gains) losses in other comprehensive income on available-for-sale debt securities, net of tax	139	101	255
Deduct:
Goodwill and other intangible assets, net of deferred tax liabilities	(38)	(38)	(1,467)
Disallowed deferred tax assets	(122)	(169)	(342)
E*TRADE Bank Common Equity Tier 1 capital / Tier 1 capital(2)(3)	3,132	3,075	4,548
Add:
Allowable allowance for loan losses	105	110	224
E*TRADE Bank total capital(2)	$3,237	$3,185	$4,772

E*TRADE Bank average assets for leverage capital purposes(2)(4)	$35,885	$31,785	$44,672
Deduct:
Goodwill and other intangible assets, net of deferred tax liabilities	(38)	(38)	(1,467)
Disallowed deferred tax assets	(122)	(169)	(342)
Other	—	—	13
E*TRADE Bank adjusted average assets for leverage capital purposes(1)	$35,725	$31,578	$42,876

E*TRADE Bank total risk-weighted assets(2)(5)	$8,187	$8,424	$17,717

E*TRADE Bank Tier 1 leverage ratio (Tier 1 capital / Adjusted average assets for leverage capital purposes)(2)(4)	8.8%	9.7%	10.6%
E*TRADE Bank Common Equity Tier 1 capital / Total risk-weighted assets(2)	38.3%	36.5%	N/A
E*TRADE Bank Tier 1 capital / Total risk-weighted assets(2)	38.3%	36.5%	25.7%
E*TRADE Bank total capital / Total risk-weighted assets(2)	39.5%	37.8%	26.9%

(1)	Due to the change in regulatory requirements, the 2015 and 2016 ratios were calculated under Basel III requirements and the 2014 ratios were calculated under Basel I requirements.

(2)
Amounts presented for E*TRADE Bank in 2015 exclude E*TRADE Securities as of February 1, 2015, and E*TRADE Clearing as of July 1, 2015, the dates the subsidiaries were moved out from under E*TRADE Bank, respectively.

(3)
Common Equity Tier 1 capital under Basel III replaced Tier 1 common capital. Prior to Basel III becoming effective, E*TRADE Bank's Tier 1 common ratio was a non-GAAP measure that management believes is an important measure of capital strength. E*TRADE Bank's Tier 1 common ratio was 25.7% as of December 31, 2014.

(4)
As of December 31, 2015, E*TRADE Bank's Tier 1 Leverage ratio was calculated using average total assets. Prior to Basel III becoming effective for E*TRADE Bank, E*TRADE Bank's Tier 1 Leverage ratio was calculated using end of period total assets.

(5)
Under the regulatory guidelines for risk-based capital, on-balance sheet assets and credit equivalent amounts of derivatives and off-balance sheet items are assigned to one of several broad risk categories according to the obligor or, if relevant, the guarantor or the nature of any collateral. The aggregate dollar amount in each risk category is then multiplied by the risk weight associated with that category. The resulting weighted values from each of the risk categories are aggregated for determining total risk-weighted assets. Due to the change in regulatory requirements described above, in 2015 the vast majority of our margin receivables qualified for 0% risk weighting.

For additional information on bank regulatory requirements and phase-in periods, see Part I. Item 1. Business—Regulation.
Broker-Dealer Capital Requirements
Our broker-dealer subsidiaries are subject to capital requirements determined by their respective regulators. At December 31, 2016, all of our brokerage subsidiaries met their minimum net capital requirements, ending the period with excess net capital of $0.9 billion.

E*TRADE | 2016 10-K                                         55

Off-Balance Sheet Arrangements
We enter into various off-balance sheet arrangements in the ordinary course of business, primarily to meet the needs of our customers and to reduce our own exposure to interest rate risk. These arrangements include firm commitments to extend credit. Additionally, we enter into guarantees and other similar arrangements as part of transactions in the ordinary course of business. For additional information on these arrangements, see Note 21—Commitments, Contingencies and Other Regulatory Matters within Item 8. Financial Statements and Supplementary Data.
Contractual Obligations and Commitments
The following table summarizes our contractual obligations at December 31, 2016 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (dollars in millions):

	Payments Due by Period
	Less Than 1 Year	1-3 Years	3-5 Years	Thereafter	Total
Trust preferred securities(1)(2)	15	29	29	601	674
Corporate debt(3)	50	104	101	1,062	1,317
Uncertain tax positions	7	10	6	5	28
Certificates of deposit(1)(4)	23	6	4	—	33
Leases(5)	27	53	39	37	156
Purchase obligations(6)	96	56	3	—	155
Total contractual obligations	$218	$258	$182	$1,705	$2,363

(1)
Includes annual interest based on the contractual features of each security, using market rates at December 31, 2016. Interest rates are assumed to remain at current levels over the life of all adjustable rate instruments.

(2)	For subordinated debentures, does not assume early redemption under current conversion provisions.

(3)	Includes annual interest payments. Does not assume conversion for the non-interest bearing convertible debentures due 2019.

(4)	Does not include sweep deposits, savings deposits, money market or checking deposits as there are no stated maturity dates and/or scheduled contractual payments.

(5)	Includes future minimum lease payments, net of sublease proceeds under sale-leaseback transaction and operating leases with initial or remaining terms in excess of one year.

(6)
Includes material purchase obligations for goods and services covered by non-cancelable contracts and contracts with termination clauses. Includes contracts through the termination date, even if the contract is renewable.

At December 31, 2016, the Company had approximately $18 million of unused lines of credit available to customers under HELOCs, the majority of which expire in 2017. The Company also had $83 million in unfunded commitments to fund partnerships, companies and other similar entities, including tax credit partnerships and community development related entities, which are not required to be consolidated, at December 31, 2016. Additional information related to commitments and contingent liabilities is detailed in Note 21—Commitments, Contingencies and Other Regulatory Matters.
RISK MANAGEMENT
As a financial services company, our business is exposed to certain risks. The identification, mitigation and management of existing and potential risks is critical to effective enterprise risk management. There are certain risks inherent to our industry (e.g. execution of transactions) and certain risks that will surface through the conduct of our business operations. We seek to monitor and manage our significant risk exposures by operating under a set of Board-approved limits and by monitoring certain risk indicators. Our governance framework requires regular reporting on metrics, significant risks and exposures to senior management and the Board of Directors. Our risk management framework, as described below, is in compliance with all applicable requirements.
We have a Board-approved Enterprise Risk Appetite Statement (RAS) that is provided to all employees. The RAS specifies significant risk exposures and addresses the Company's tolerance of those risks, which are categorized as follows, with further information provided below:

E*TRADE | 2016 10-K                                         56

•	Credit Risk—the risk of loss arising from the failure of a borrower or counterparty to meet its credit obligations.

•
Interest Rate Risk—the risk of adverse changes in earnings or market value arising from our balance sheet positions due to changes in interest rates. This includes convexity risk, which arises primarily from the mortgage holders' option to prepay their mortgages as well as deposit holders' option to withdraw their deposits. Additionally, spread volatility is a risk as the change in spread between mortgages and swaps or mortgages and treasury securities will affect the value of our investment portfolio.

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

•
Information Technology (IT), Information Security and Cyber Security Risk—the risk of loss of customer or company data, integrity, or availability of systems through the compromise of our electronic digital media (e.g., computers, mobile devices, etc.).

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
We manage risk through a governance structure of risk committees, which consist of members of senior management, to help ensure that business decisions are executed within our stated risk profile and consistent with the RAS. A variety of methodologies and measures are used to monitor, quantify, assess and forecast risk. Measurement criteria, methodologies and calculations are reviewed periodically to ensure that risks are represented appropriately. Certain risks are described in the RAS and related policies which establish processes and limits. The RAS and these policies are reviewed, challenged and approved by certain risk committees and the Board of Directors, where applicable, at least annually.
The Risk Oversight Committee, which consists of independent members of the Board of Directors, reviews, challenges and approves the RAS and certain risk policies each year, receives regular reports on the status of certain limits and KRIs as well as discusses certain key risks. In addition to this Board-level committee, various management committees and subcommittees throughout the Company aid in the identification, measurement and management of risks, including but not limited to:

•
Enterprise Risk Management Committee—the Enterprise Risk Management Committee (ERMC) is the senior-most risk management committee and has primary responsibility for approving risk limits and monitoring our risk management activities. The ERMC also resolves issues escalated by the other risk management committees and in certain instances approves exceptions to risk policies.

•
Asset Liability Committee—the Asset Liability Committee (ALCO) has primary responsibility for monitoring of market, interest rate and liquidity risk, and recommends related risk limits to be approved by the ERMC.

•	Credit Committee—the Credit Committee has responsibility for monitoring credit risks and approving risk limits or recommending risk limits to be approved by the ERMC.

E*TRADE | 2016 10-K                                         57

•
Margin Risk Committee—the Margin Risk Committee (MRC) has responsibility for identifying, monitoring and mitigating, where necessary, risks arising from margin lending activities, including the associated credit risk.

•
Operational Risk and Control Committee—the Operational Risk and Control Committee (ORCC) has responsibility for the oversight and management of the operational risks in all business lines, legal entities, and departments, including the development and reporting of key operational risk metrics. The ORCC has oversight of operational risk management in the existing enterprise risk categories, including: transactions execution risk, cyber security and other security risks, legal and regulatory risks, systems and information technology risks, and employment risks.

•
Technology Risk Committee—the Technology Risk Committee (TRC) provides oversight to ensure that all information security objectives and requirements are met; policies, programs and plans are implemented; and externally imposed compliance obligations are met for the Company.

Credit Risk Management
Credit risk is the risk of loss arising from the inability or failure of a borrower or counterparty to meet its credit obligations. We are exposed to credit risk in the following areas:

•
We hold credit risk exposure in our loan portfolio. While the legacy portfolio is running off, performance is subject to variability in any given quarter and we cannot state with certainty that the declining loan loss trend will continue.

•
We extend margin loans to our brokerage customers which exposes us to the risk of credit losses in the event a customer's assets are depleted due to adverse market conditions, leaving the account with an unsecured debit that the customer is not able or willing to cover.

•
We engage in financial transactions with counterparties which expose us to counterparty credit losses or collateral losses in the event a counterparty cannot meet its obligations. These financial transactions include our invested cash, securities lending, repurchase and reverse repurchase agreements, and derivatives portfolios, as well as the settlement of trades.

Credit risk is monitored by the Credit Committee and MRC. The Credit Committee's objective is to evaluate current and expected credit performance of our loans, investments, borrowers and counterparties relative to market conditions and the probable impact on our financial performance. They establish credit risk guidelines in accordance with our strategic objectives and existing policies, and they review investment and lending activities with credit risk to ensure consistency with those established guidelines. These reviews involve an analysis of portfolio balances, delinquencies, losses, recoveries, default management and collateral liquidation performance, as well as any credit risk mitigation efforts relating to the portfolios. In addition, the Credit Committee reviews and approves credit related counterparties engaged in financial transactions with us. The MRC is responsible for corporate governance and oversight with regard to margin risk. The MRC identifies, monitors and mitigates where necessary market, operational and credit risks related to our margin lending activities.
Loss Mitigation on the Loan Portfolio
Our credit risk operations team manages the mitigation of credit risk within the loan portfolio. Through a variety of strategies, including voluntary line closures, automatically freezing lines on all delinquent accounts, and freezing lines on loans with materially reduced home equity, we reduced our exposure to open home equity lines from a high of over $7 billion in 2007 to approximately $18 million at December 31, 2016. In addition, we have continued a loan modification program initiated in 2015 that targets borrowers of HELOCs whose original contract terms provided an option to accelerate the date at which the loan begins amortizing. This program, certain terms of which represented economic concessions such as extended amortization periods, resulted in $15 million and $14 million, respectively, of modifications classified as TDRs and $65 million and $44 million, respectively, of modifications not classified as TDRs during the years ended December 31, 2016 and 2015.

E*TRADE | 2016 10-K                                         58

We continue to have loan modification programs that were established to minimize potential losses in the mortgage portfolios by targeting borrowers experiencing financial difficulties. During the years ended December 31, 2016 and 2015, these programs were utilized to modify $13 million and $14 million, respectively, of one- to four-family loans, and $24 million and $15 million, respectively, of home equity loans. These modifications were classified as TDRs. We also process minor modifications on certain loans in the normal course of servicing delinquent accounts. Minor modifications resulting in an insignificant delay in the timing of payments are not considered economic concessions and therefore are not classified as TDRs. At December 31, 2016 and 2015, we had $15 million and $20 million, respectively, of mortgage loans with minor modifications that were not considered TDRs. We currently do not have any active loan modification programs for consumer loans. Loan modification balances may increase in future periods to mitigate potential losses as the volume of mortgage loans reaching the end of their interest-only period increases. The impact to our financial results from such modifications is dependent on a variety of factors, including any allowance previously established on the modified principal balance.
Currently, our entire loan portfolio is serviced by third parties. To reduce vendor, operational and regulatory risks, we have assessed our servicing relationships and, where appropriate, consolidated providers or transferred certain mortgage loans to servicers that specialize in managing troubled assets. At December 31, 2016, $2.4 billion gross unpaid principal balance of our mortgage loans were held at servicers that specialize in managing troubled assets. We believe this initiative has improved and will continue to improve the credit performance of the loans transferred compared to the expected credit performance of these same loans if they had not been transferred.
During 2016, we completed our review of the mortgage loan portfolio that was aimed at identifying loans to be repurchased by the originator. Our review primarily focused on identifying loans with violations of transaction representations and warranties or material misrepresentation on the part of the seller. Any loans identified with these deficiencies were submitted to the original seller for repurchase. During the years ended December 31, 2016 and 2015, we received one-time payments of $3 million and $2 million, respectively, from third party mortgage originators to satisfy in full all pending and future repurchase requests with them. We recognized these settlements as recoveries to the allowance for loan losses, resulting in a corresponding reduction to net charge-offs and, ultimately, a benefit to our provision (benefit) for loan losses. A total of $464 million of loans have been repurchased by or settled with third party mortgage originators since we began the review process in 2008. As our review is complete, we do not expect any future repurchases or settlements on the mortgage loan portfolio.
Interest Rate Risk Management
Interest rate risks are monitored and managed by the ALCO, the ERMC and the Risk Oversight Committee, who review the analysis of earnings sensitivity to changes in market interest rates under various scenarios. The scenarios assume both parallel and non-parallel shifts in the yield curve. See Item 7A. Quantitative and Qualitative Disclosures about Market Risk for additional information about our interest rate risks.
Liquidity Risk Management
Liquidity risk is monitored by the ALCO, the ERMC and the Risk Oversight Committee. We have in place a comprehensive set of liquidity and funding policies as well as contingency funding plans that are intended to maintain our flexibility to address liquidity events specific to us or the market in general. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources for additional information.
Market Risk Management
Market risk is the risk that asset values or income streams will be adversely affected by changes in market conditions. Market risk is monitored by the ALCO, the ERMC and the Risk Oversight Committee. See Item 7A. Quantitative and Qualitative Disclosures about Market Risk for additional information about our market risks.

E*TRADE | 2016 10-K                                         59

Operational Risk Management
Operational risks are reviewed, challenged and monitored by the ORCC, the ERMC and the Risk Oversight Committee. Operational risks exist in most areas of the Company from processing a transaction to customer service. We are also exposed to fraud risk from unauthorized use of customer and corporate funds and resources. We monitor customer transactions and use scoring tools which prevent a significant number of fraudulent transactions on a daily basis. However, new techniques and strategies are constantly being developed by perpetrators to commit fraud. In order to minimize this threat, we offer our customers various security measures, including a token based multi-factor verification system.
The failure of a third party vendor to adequately meet its responsibilities which could result in financial loss and impact our reputation is another significant operational risk. We have a Vendor Management Committee that reports to the ORCC and monitors our vendor relationships. The vendor risk identification process includes reviews of contracts, financial soundness of providers, information security, business continuity and risk management scoring.
IT, Information Security and Cyber Security Risk Management
IT, information security and cyber security risks are reviewed, challenged and monitored by the Technology Risk Committee, the ORCC, the ERMC and the Risk Oversight Committee. These risks include potential:

•	Cyber-attacks on financial systems that directly or indirectly impact our operations and customers

•	Compromised systems from inappropriate use or user access by colleagues or customers

•	Vulnerability of customers' computers and mobile devices to the loss of customer information (i.e., through identity theft) or other types of fraud that can have monetary consequences

•	Reduced availability or loss of customer facing systems due to a cyber-incident, such as a DDoS attack

•	System vulnerabilities resulting in a risk of a loss of customer data or data integrity
Strategic Risk Management
Strategic risks are reviewed, challenged and monitored by the ERMC and the Risk Oversight Committee. These risks include, but are not limited to:

•	Potential loss of customers or adverse changes in customer mix in the brokerage business, which could lead to decreased trading activity as well as decreased securities lending and margin lending

•	Changes in business, economic, or political conditions that negatively impact global financial markets which could reduce trading volumes and margin lending

•	New entrants into the discount brokerage market which could put pressure on revenues and margins
Reputational Risk Management
Reputational risks are reviewed, challenged and monitored by the ERMC and the Risk Oversight Committee. We recognize that reputational risk can manifest itself in all areas of our business often due to negative publicity associated with other risk types. We acknowledge that there is particular reputational risk from many factors including, but not limited to:

•	Deterioration in the loan portfolios

•	Impact of investigations and lawsuits (with or without merit)

•	Conflicts of interest

•	Failure of controls supporting the accuracy of financial reports and disclosures

•	Failure of third party vendors to adequately meet their responsibilities

E*TRADE | 2016 10-K                                         60

•	Business disruption and system failures

•	Security breaches, identity theft or other cyber related events

•	Errors in public communication

•	Unethical behavior of any employee of the Company or members of the Boards

•	Public regulatory findings
Legal, Regulatory and Compliance Risk Management
Legal, regulatory and compliance risks are reviewed, challenged and monitored by the ERMC and the Risk Oversight Committee. We recognize that legal, regulatory and compliance risks can manifest in all areas of our business. Particularly pertinent risks include extensive government regulation, including banking and securities rules and regulations, which could restrict our business practices; recently enacted regulatory reform legislation which may have a material impact on our operations; and ongoing or potential investigations and lawsuits. In addition, if we are unable to meet these new requirements, we could face negative regulatory consequences, which would have a material negative effect on our business; not complying with applicable securities and banking laws, rules and regulations, either domestically or internationally could subject us to disciplinary actions, damages, penalties or restrictions that could significantly harm our business; and not maintaining the capital levels required by regulators could subject us to prompt correction actions, increasingly strong sanctions, cease-and-desist orders, and ultimately FDIC receivership.
These risks also arise in situations where the laws or rules governing certain regulated products or activities may be ambiguous, untested, or in the process of significant change or revision. These risks can expose us to fines, civil money penalties, payment of damages, and the voiding of contracts. In addition, they can lead to diminished reputation, reduced franchise value, limited business opportunities, reduced expansion potential and an inability to enforce contracts.
CONCENTRATIONS OF CREDIT RISK
One- to Four-Family Interest-Only Loans
One- to four-family loans include loans for a five to ten year interest-only period, followed by an amortizing period ranging from 20 to 25 years. At December 31, 2016, 24% of our one- to four-family portfolio was not yet amortizing. During the year ended December 31, 2016, borrowers of approximately 14% of the portfolio made voluntary annual principal payments of at least $2,500 and of this population, nearly half made principal payments that were $10,000 or greater.

E*TRADE | 2016 10-K                                         61

The following chart outlines when one- to four-family loans convert to amortizing by percentage of the one- to four-family portfolio at December 31, 2016:
Home Equity Lines of Credit
The home equity loan portfolio is primarily second lien loans on residential real estate properties, which have a higher level of credit risk than first lien mortgage loans. Approximately 13% of the home equity loan portfolio was in the first lien position and we held both the first and second lien positions in less than 1% of the home equity loan portfolio at December 31, 2016. The home equity loan portfolio consists of approximately 18% of home equity installment loans and approximately 82% of HELOCs at December 31, 2016. Home equity installment loans are primarily fixed rate and fixed term, fully amortizing loans that do not offer the option of an interest-only payment. The majority of HELOCs have an interest only draw period and convert to amortizing loans at the end of the draw period, which typically ranges from five to ten years. At December 31, 2016, less than 1% of this portfolio will require the borrowers to repay the loan in full at the end of the draw period in a future period. At December 31, 2016, 15% of the HELOC portfolio had not converted from the interest-only draw period and had not begun amortizing. During the year ended December 31, 2016, borrowers of approximately 39% of the portfolio made voluntary annual principal payments of at least $500 on their HELOCs and slightly under half of those reduced their principal balance by at least $2,500.
The following chart outlines when HELOCs convert to amortizing by percentage of the HELOC portfolio at December 31, 2016:

E*TRADE | 2016 10-K                                         62

Nonperforming Assets
We classify loans as nonperforming when they are no longer accruing interest, which includes loans that are 90 days and greater past due, TDRs that are on nonaccrual status for all classes of loans (including loans in bankruptcy) and certain junior liens that have a delinquent senior lien. The following chart and table show the comparative data for nonperforming loans and assets for the past five years (dollars in millions):

	December 31,
	2016	2015	2014	2013	2012
One- to four-family	$215	$263	$294	$526	$639
Home equity	136	154	165	164	248
Consumer and other	1	1	1	3	6
Total nonperforming loans receivable	352	418	460	693	893
Real estate owned and other repossessed assets, net	36	29	38	53	71
Total nonperforming assets, net	$388	$447	$498	$746	$964
Nonperforming loans receivable as a percentage of gross loans receivable	9.4%	8.5%	7.2%	8.1%	8.4%
One- to four-family allowance for loan losses as a percentage of one- to four-family nonperforming loans receivable	20.8%	15.3%	9.1%	19.5%	28.8%
Home equity allowance for loan losses as a percentage of home equity nonperforming loans receivable	126.0%	198.8%	222.5%	198.3%	104.0%
Consumer and other allowance for loan losses as a percentage of consumer and other nonperforming loans receivable	622.0%	667.0%	774.6%	868.3%	617.2%
Total allowance for loan losses as a percentage of total nonperforming loans receivable	62.7%	84.6%	87.8%	65.4%	53.8%
Nonperforming assets, net decreased $59 million to $388 million during the year ended December 31, 2016. This decrease reflected continued improvement in economic conditions and legacy loan portfolio run-off. The decrease was partially offset by our recent offers of loan modification programs to a subset of borrowers with HELOCs whose original loan terms provided the borrowers the option to accelerate their

E*TRADE | 2016 10-K                                         63

date of conversion to amortizing loans. As certain terms of our offer represented economic concessions, such as longer amortization periods than were in the original loan agreements, this program resulted in $15 million of TDRs during the year ended December 31, 2016. See Risk Management for additional information.
During the year ended December 31, 2016, we recognized $15 million of interest income on loans that were nonperforming at December 31, 2016. If our nonperforming loans at December 31, 2016 had been performing in accordance with their terms, we would have recorded additional interest income of approximately $14 million for the year ended December 31, 2016. At December 31, 2016 there were no commitments to lend additional funds to any of these borrowers.
Allowance for Loan Losses
The allowance for loan losses is management’s estimate of probable losses inherent in the loan portfolio at the balance sheet date, as well as the forecasted losses, including economic concessions to borrowers, over the estimated remaining life of loans modified as TDRs. The general allowance for loan losses includes a qualitative component to account for a variety of factors that present additional uncertainty that may not be fully considered in the quantitative loss model but are factors we believe may impact the level of credit losses. The following table presents the allowance for loan losses by loan portfolio at December 31, 2016 and 2015 (dollars in millions):

	One- to Four-Family		Home Equity		Consumer		Total
	December 31,		December 31,		December 31,		December 31,
	2016	2015	2016	2015	2016	2015	2016	2015
General reserve:
Quantitative component	$34	$28	$118	$245	$5	$6	$157	$279
Qualitative component	4	3	2	10	—	—	6	13
Specific valuation allowance	7	9	51	52	—	—	58	61
Total allowance for loan losses	$45	$40	$171	$307	$5	$6	$221	$353
Allowance as a % of loans receivable(1)	2.3%	1.6%	11.0%	14.5%	1.9%	1.9%	5.8%	7.1%

(1)	Allowance as a percentage of loans receivable is calculated based on the gross loans receivable including net unamortized premiums for each respective category.
Total loans receivable designated as held-for-investment decreased $1.1 billion during the year ended December 31, 2016. The allowance for loan losses was $221 million, or 5.8% of total loans receivable, as of December 31, 2016 compared to $353 million, or 7.1% of total loans receivable, as of December 31, 2015. Our quantitative allowance methodology continues to include the identification of higher risk mortgage loans and the period of our forecasted loan losses captured within the general allowance includes the total probable loss over the remaining life of these loans. The decrease in the allowance for loan losses reflects updated performance expectations based on the sustained outperformance of a substantial volume of the higher-risk loans in the HELOC portfolio. For additional information on management's estimate of the allowance for loan losses, see Summary of Critical Accounting Policies and Estimates in Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

E*TRADE | 2016 10-K                                         64

Net Charge-offs
The following table provides an analysis of net charge-offs for the past five years (dollars in millions):

	Year Ended December 31,
	2016	2015	2014	2013	2012
Allowance for loan losses, beginning of period	$353	$404	$453	$481	$823
Provision (benefit) for loan losses	(149)	(40)	36	143	355
Charge-offs:
One- to four-family	(1)	(2)	(44)	(41)	(190)
Home equity	(17)	(31)	(65)	(157)	(517)
Consumer and other	(7)	(11)	(17)	(33)	(51)
Total charge-offs	(25)	(44)	(126)	(231)	(758)
Recoveries:(1)
One- to four-family	8	—	11	14	9
Home equity	29	26	24	34	40
Consumer and other	5	7	6	12	12
Total recoveries	42	33	41	60	61
Net (charge-offs) recoveries	17	(11)	(85)	(171)	(697)
Allowance for loan losses, end of period	$221	$353	$404	$453	$481
Net (charge-offs) recoveries to average loans receivable outstanding	(0.4)%	0.2%	1.2%	1.8%	5.8%

(1)	Recoveries include the impact of mortgage originator settlements.
The following table allocates the allowance for loan losses by loan category for the past five years (dollars in millions):

	December 31,
	2016		2015		2014		2013		2012
	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)
One- to four-family	$45	51.9%	$40	50.3%	$27	48.2%	$102	52.4%	$184	51.8%
Home equity	171	41.4	307	42.8	367	44.6	326	40.5	257	40.2
Consumer and other	5	6.7	6	6.9	10	7.2	25	7.1	40	8.0
Total allowance for loan losses	$221	100.0%	$353	100.0%	$404	100.0%	$453	100.0%	$481	100.0%

(1)	Represents percentage of loans receivable in the category to total loans receivable, excluding premiums (discounts).
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
Net recoveries for the year ended December 31, 2016 increased $28 million compared to the same period in 2015. This increase reflected continued improvement in economic conditions, an increase in recoveries of previous charge-offs and legacy loan portfolio run-off. The timing and magnitude of charge-offs are affected by many factors and we anticipate variability from quarter to quarter, particularly as HELOCs convert to amortizing loans.
For additional information on the loans portfolio, see Note 8—Loans Receivable, Net.

E*TRADE | 2016 10-K                                         65

Securities
We focus primarily on security type and credit rating to monitor credit risk in our securities portfolios. We consider securities backed by the U.S. government or its agencies to have low credit risk as the long-term debt rating of the U.S. government is AA+ by S&P and AAA by Moody’s and Fitch at December 31, 2016. The amortized cost of these securities accounted for over 99% of our total securities portfolio at December 31, 2016. We review the remaining debt securities that were not backed by the U.S. government or its agencies according to their credit ratings from S&P, Moody’s and Fitch where available. At December 31, 2016, all municipal bonds in our securities portfolio were rated investment grade (defined as a rating equivalent to a Moody’s rating of "Baa3" or higher, or an S&P or Fitch rating of "BBB-" or higher).
SUMMARY OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in conformity with GAAP. Note 1—Organization, Basis of Presentation and Summary of Significant Accounting Policies contains a summary of our significant accounting policies, many of which require the use of estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes for the periods presented.
Critical Accounting Estimates
We believe that certain accounting estimates are critical because they require complex and subjective judgments by management. Changes in these estimates or assumptions could materially impact our financial condition and results of operations, and actual results could differ from our estimates. Our critical accounting estimates are described below:
Allowance for Loan Losses
Description
The allowance for loan losses is management’s estimate of probable losses inherent in the loan portfolio as of the balance sheet date. In determining the adequacy of the allowance, we perform ongoing evaluations of the loan portfolio and loss forecasting assumptions. As of December 31, 2016, the allowance for loan losses was $221 million on $3.8 billion of total loans receivable designated as held-for-investment.
Judgments
Determining the adequacy of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain. Subsequent evaluations of the loan portfolio, in light of the factors then prevailing, may result in significant changes in the allowance for loan losses in future periods. For loans that are not TDRs, we establish a general allowance and evaluate the adequacy of the allowance for loan losses by loan portfolio segment: one- to four-family, home equity and consumer. For modified loans accounted for as TDRs that are valued using the discounted cash flow model, we establish a specific allowance by forecasting losses, including economic concessions to borrowers, over the estimated remaining life of these loans.
The estimate of the allowance for loan losses continues to be based on a variety of quantitative and qualitative factors, including:

•	The composition and quality of the portfolio

•	Delinquency levels and trends

•	Current and historical charge-off and loss experience

•	Our historical loss mitigation experience

•	The condition of the real estate market and geographic concentrations within the loan portfolio

E*TRADE | 2016 10-K                                         66

•	The interest rate climate

•	The overall availability of housing credit

•	General economic conditions
The allowance for loan losses is typically equal to management’s forecast of loan losses in the 18 months following the balance sheet date as well as the forecasted losses, including economic concessions to borrowers, over the estimated remaining life of loans modified as TDRs. The quantitative allowance methodology also includes the identification of higher risk mortgage loans and the period of our forecasted loan losses captured within the general allowance includes the total probable loss over the remaining life of these loans. As HELOC conversions have continued and will be substantially complete in 2017, the estimation uncertainty for this portion of the portfolio has decreased.
Total loans receivable designated as held-for-investment decreased $1.1 billion during the year ended December 31, 2016. The allowance for loan losses was $221 million, or 5.8% of total loans receivable, as of December 31, 2016 compared to $353 million, or 7.1% of total loans receivable, as of December 31, 2015. The decrease in the allowance for loan losses primarily resulted from the following factors:

•	Recoveries in excess of prior expectations, including recoveries on previous charge-offs that were not included in our loss estimates, as well as payoffs on loans converting to amortizing

•	Updated performance expectations based on the sustained outperformance of a substantial volume of the high-risk HELOCs
The general allowance for loan losses also included a qualitative component to account for a variety of factors that present additional uncertainty that may not be fully considered in the quantitative loss model but are factors we believe may impact the level of credit losses. We utilize a qualitative factor framework whereby, on a quarterly basis, management assesses the risk associated with three primary sets of factors: external factors, internal factors, and portfolio specific factors. The uncertainty related to these factors may expand over time, temporarily increasing the qualitative component in advance of the more precise identification of these probable losses being captured within the quantitative component of the general allowance. The total qualitative component was $6 million and $13 million as of December 31, 2016 and 2015, respectively.
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
Valuation and Impairment of Goodwill and Acquired Intangible Assets
Description

Goodwill and other intangible assets are evaluated for impairment on an annual basis as of November 30 and in interim periods when events or changes indicate the carrying value may not be recoverable, such as a significant deterioration in the operating environment. Goodwill and other intangible assets, net of amortization, were $2.4 billion and $320 million, respectively, at December 31, 2016.
Judgments
On September 12, 2016, we completed the acquisition of all of the outstanding equity of Aperture New Holdings, Inc., the ultimate parent company of OptionsHouse, from Aperture Holdings, L.P. for $725 million.

E*TRADE | 2016 10-K                                         67

We recognized all acquired assets and liabilities, including goodwill of $578 million and finite lived intangible assets of $169 million, at fair value. The finite lived intangible assets acquired were valued under the income approach, which required management to make estimates about future earnings and cash flows. The useful life of the finite lived intangible assets was determined based on management's estimate of the period over which those intangible assets are expected to provide economic benefit to the Company. For additional information, see Note 2—Business Acquisition and Note 11—Goodwill and Other Intangibles, Net.
In conducting the annual goodwill impairment test for 2016, we elected to perform a qualitative analysis that took into consideration all relevant events and circumstances as well as the results of the most recent quantitative test performed in 2015. Estimating the fair value of equity in the goodwill impairment evaluation is a subjective process that involves the use of estimates and judgments in both the income and market approaches.  When using the income approach, we utilize cash flow forecasts from our five year projections, discount rates and applicable control premiums. When using the market approach, we look at multiples of similar publicly traded companies.  The fair value analysis incorporates sensitivity analysis around key assumptions.
We also evaluate the remaining useful lives of intangible assets with finite lives each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization. Our intangible assets have a weighted average remaining useful life ranging from two to 11 years as of December 31, 2016.
Effects if Actual Results Differ

If our estimates of fair value change due to changes in our business or other factors, we may determine that an impairment charge is necessary. Estimates of fair value are determined based on a combination of the income approach and the market approach. If the Company's publicly traded equity were to experience a significant decrease in market capitalization, goodwill would be tested for impairment. As of December 31, 2015, fair value as a percentage of carrying value of the retail brokerage reporting unit was approximately 350%. Based on the result of the step zero impairment analysis that was performed at November 30, 2016, management believes the fair value of the Company's equity continues to exceed its carrying value by a substantial margin.

Intangible assets with finite lives are amortized over their estimated useful lives. If changes in the estimated useful lives occur, impairment or a change in the remaining life may need to be recognized.
Estimates of Effective Tax Rates, Deferred Taxes and Valuation Allowances
Description
In preparing the consolidated financial statements, we calculate income tax expense (benefit) based on our interpretation of the tax laws in the various jurisdictions where we conduct business. This requires us to estimate current tax obligations and the realizability of uncertain tax positions and to assess temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. These differences result in deferred tax assets and liabilities, the net amount of which we show as a single line item on the consolidated balance sheet. We must also assess the likelihood that the deferred tax assets will be realized. To the extent we believe that realization is not more likely than not, we establish a valuation allowance. When we establish a valuation allowance or increase this allowance, we generally record a corresponding income tax expense in the consolidated statement of income in the period of the change. Conversely, to the extent circumstances indicate that realization is more likely than not, the valuation allowance is decreased to the amount realizable, which generates an income tax benefit. At December 31, 2016, we had net deferred tax assets of $756 million, net of a valuation allowance (on state and foreign country deferred tax assets) of $35 million.
Judgments
Management must make judgments to determine income tax expense (benefit), deferred tax assets and liabilities and any valuation allowance to be recorded against deferred tax assets. Changes in our estimates

E*TRADE | 2016 10-K                                         68

occur periodically due to changes in tax rates, changes in business operations, implementation of tax planning strategies, the expiration of relevant statutes of limitations, resolution with taxing authorities of uncertain tax positions and newly enacted statutory, judicial and regulatory guidance.
The most significant tax related judgment made by management was the determination of whether to provide for a valuation allowance against deferred tax assets. If we were to conclude that a valuation allowance was required, the resulting loss could have a material adverse effect on our financial condition and results of operations. As of December 31, 2016, the Company has no valuation allowance against federal deferred tax assets.
Our evaluation of the need for a valuation allowance focused on identifying significant, objective evidence that we will be able to realize the deferred tax assets in the future. Our expectations regarding future earnings are objectively verifiable due to various factors. One factor is the consistent profitability of the core brokerage business, which has generated substantial income for each of the last 13 years, including through uncertain economic and regulatory environments. Our business is driven by brokerage customer activity and includes trading, brokerage related cash, margin lending, investing, and other brokerage related activities. These activities drive variable expenses that correlate to the volume of customer activity, which has resulted in stable, ongoing profitability. Another factor is the sustained profitability of the bank structure driven by various credit loss mitigation activities and improving economic conditions that benefited our loan portfolio, and monetizing brokerage relationships by investing stable, low-cost deposits primarily in agency mortgage-backed securities. We expect to utilize the majority of our existing federal deferred tax assets within the next two years.
We maintain a valuation allowance for certain of our state deferred tax assets as we have concluded that it is more likely than not that they will not be realized. At December 31, 2016, we had total state deferred tax assets, net of federal benefit, of approximately $138 million related to our state net operating loss carryforwards and temporary differences with a valuation allowance of $18 million against such net deferred tax assets. Effective January 1, 2016, the Company elected to treat its broker-dealers, E*TRADE Securities and E*TRADE Clearing, as single member LLCs for tax purposes. This election, along with future taxable income projections at the combined broker-dealer, will result in the utilization of certain state deferred tax assets against which we had recorded valuation allowances. Accordingly, the Company recognized a tax benefit of $25 million for the year ended December 31, 2016. At December 31, 2016, the Company had total foreign deferred tax assets, net of federal benefit, of approximately $18 million. The Company has provided a valuation allowance of $17 million against such deferred tax assets at December 31, 2016.
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

E*TRADE | 2016 10-K                                         69

STATISTICAL DISCLOSURE BY BANK HOLDING COMPANIES
The following table outlines the information required by the SEC’s Industry Guide 3, "Statistical Disclosure by Bank Holding Companies." These disclosures are at the enterprise level.

Required Disclosure	Page
Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential
Average Balance Sheet and Analysis of Net Interest Income	37
Net Interest Income—Volumes and Rates Analysis	71
Investment Portfolio
Investment Portfolio—Book Value and Fair Value	73
Investment Portfolio Maturity	74
Loan Portfolio
Loans by Type	72
Loan Maturities	72
Loan Sensitivities	72
Risk Elements
Nonaccrual, Past Due and Restructured Loans	63
Past Due Interest	64
Policy for Nonaccrual	93
Potential Problem Loans	121
Summary of Loan Loss Experience
Analysis of Allowance for Loan Losses	65
Allocation of the Allowance for Loan Losses	65
Deposits
Average Balance and Average Rates Paid	37
Time Deposit Maturities	56
Return on Equity and Assets	38
Short-Term Borrowings	75

E*TRADE | 2016 10-K                                         70

Interest Rates and Interest Differential
Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest-earning assets and interest-bearing liabilities, as well as changes in average interest rates (rate). The following table shows the effect that these factors had on the interest earned on our interest-earning assets and the interest incurred on our interest-bearing liabilities. The effect of rate changes is calculated by multiplying the change in average yield/cost by the current year’s volume, with the remaining change applied to volume (dollars in millions):

	2016 Compared to 2015 Increase (Decrease) Due To			2015 Compared to 2014 Increase (Decrease) Due To
	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Cash and equivalents	$—	$4	$4	$—	$1	$1
Cash required to be segregated under federal or other regulation	2	3	5	—	—	—
Available-for-sale securities	14	7	21	(5)	(39)	(44)
Held-to-maturity securities	85	(6)	79	26	(8)	18
Margin receivables	(45)	18	(27)	15	(3)	12
Loans(1)	(53)	14	(39)	(67)	—	(67)
Broker-related receivables and other	1	(3)	(2)	—	—	—
Subtotal interest-earning assets	4	37	41	(31)	(49)	(80)
Other interest revenue(2)			(24)			16
Total interest-earning assets(3)	4	37	17	(31)	(49)	(64)

Interest-bearing liabilities:
Deposits	$1	$(2)	$(1)	$—	$(4)	$(4)
Customer payables	1	(1)	—	—	(3)	(3)
Other borrowings	(103)	4	(99)	(63)	(8)	(71)
Corporate debt	(4)	(1)	(5)	(43)	(11)	(54)
Subtotal interest-bearing liabilities	(105)	—	(105)	(106)	(26)	(132)
Other interest expense(4)			(4)			8
Total interest-bearing liabilities	(105)	—	(109)	(106)	(26)	(124)
Change in net interest income(5)	$109	$37	$126	$75	$(23)	$60

(1)
Nonaccrual loans are included in the average loan balances. Interest payments received on nonaccrual loans are recognized on a cash basis in operating interest income until it is doubtful that full payment will be collected, at which point payments are applied to principal.

(2)	Amount includes a taxable equivalent increase in interest income of less than $1 million for the year ended December 31, 2016 and $1 million for both of the years ended December 31, 2015 and 2014.

(3)	Represents interest income on securities loaned.

(4)	Represents interest expense on securities borrowed.

(5)
Beginning in 2016, interest expense related to corporate debt and interest income related to corporate cash are presented within net interest income. Prior periods have been reclassified to conform with current period presentation.

E*TRADE | 2016 10-K                                         71

Lending Activities
The following table presents the balance and associated percentage of each major loan category (dollars in millions):

	December 31,
	2016		2015		2014		2013		2012
	Balance	%	Balance	%	Balance	%	Balance	%	Balance	%
One- to four-family	$1,950	51.9%	$2,488	50.3%	$3,060	48.2%	$4,475	52.5%	$5,442	51.8%
Home equity	1,556	41.4	2,114	42.8	2,834	44.6	3,454	40.4	4,224	40.2
Consumer and other	250	6.7	341	6.9	455	7.2	602	7.1	845	8.0
Total loans receivable	3,756	100.0%	4,943	100.0%	6,349	100.0%	8,531	100.0%	10,511	100.0%
Adjustments:
Unamortized premiums, net	16		23		34		45		69
Allowance for loan losses	(221)		(353)		(404)		(453)		(481)
Total adjustments	(205)		(330)		(370)		(408)		(412)
Loans receivable, net	$3,551		$4,613		$5,979		$8,123		$10,099
The following table shows the contractual maturities of the loan portfolio at December 31, 2016, including scheduled principal repayments. This table does not, however, include any estimate of prepayments. These prepayments could significantly shorten the average loan lives and cause the actual timing of the loan repayments to differ from those shown in the following table (dollars in millions):

	Due in(1)
	< 1 Year	1-5 Years	>5 Years	Total
One- to four-family	$65	$289	$1,596	$1,950
Home equity	72	331	1,153	1,556
Consumer	33	150	67	250
Total loans receivable	$170	$770	$2,816	$3,756

(1)	Estimated scheduled principal repayments are calculated using weighted-average interest rate and weighted-average remaining maturity of each loan portfolio.
The following table shows the distribution of those loans that mature in more than one year between fixed and adjustable interest rate loans at December 31, 2016 (dollars in millions):

	Interest Rate Type
	Fixed	Adjustable	Total
One- to four-family	$273	$1,612	$1,885
Home equity	260	1,224	1,484
Consumer	217	—	217
Total loans receivable	$750	$2,836	$3,586
Securities
Our investment portfolio includes a mortgage-backed securities portfolio, other debt securities and equity securities that are classified into the following categories: available-for-sale or held-to-maturity.
Our mortgage-backed securities portfolio is primarily composed of:

•	Fannie Mae participation certificates, guaranteed by Fannie Mae

•	Freddie Mac participation certificates, guaranteed by Freddie Mac

•	Ginnie Mae participation certificates, guaranteed by Ginnie Mae, which is backed by the full faith and credit of the U.S. Government

E*TRADE | 2016 10-K                                         72

•	CMOs, which are guaranteed by one of the three above organizations
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
The following table shows the amortized cost and fair value of securities that we held and classified as available-for-sale or held-to-maturity (dollars in millions):

	December 31,
	2016		2015		2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale securities:(1)
Debt securities:
Agency mortgage-backed securities	$12,946	$12,634	$11,888	$11,763	$11,156	$11,164
Agency debentures	791	788	551	557	620	648
U.S. Treasuries	452	407	147	143	—	—
Agency debt securities	25	24	55	55	487	499
Municipal bonds	32	32	35	35	40	40
Corporate bonds	—	—	5	4	5	4
Total debt securities	14,246	13,885	12,681	12,557	12,308	12,355
Publicly traded equity securities(2)	7	7	33	32	33	33
Total available-for-sale securities	$14,253	$13,892	$12,714	$12,589	$12,341	$12,388
Held-to-maturity securities:(1)
Agency mortgage-backed securities	$12,868	$12,839	$10,353	$10,444	$9,793	$9,971
Agency debentures	29	29	127	125	164	166
Agency debt securities	2,854	2,848	2,523	2,544	2,281	2,329
Other non-agency debt securities	—	—	10	10	10	10
Total held-to-maturity securities	$15,751	$15,716	$13,013	$13,123	$12,248	$12,476

(1)
Securities with a fair value of approximately $492 million were transferred from available-for-sale securities to held-to-maturity securities, during the year ended December 31, 2016 pursuant to an evaluation of our investment strategy and an assessment by management about our intent and ability to hold those particular securities until maturity. See Note 17—Shareholders' Equity for information on the impact to accumulated other comprehensive income.

(2)	Consists of investments in a mutual fund related to the Community Reinvestment Act.

E*TRADE | 2016 10-K                                         73

The following table shows the scheduled maturities, carrying values and current yields for the Company’s available-for-sale and held-to-maturity investment portfolio at December 31, 2016 (dollars in millions):

	Within One Year		One to Five Years		Five to Ten Years		After Ten Years		Total
	Balance Due	Weighted Average Yield	Balance Due	Weighted Average Yield	Balance Due	Weighted Average Yield	Balance Due	Weighted Average Yield	Balance Due	Weighted Average Yield
Available-for-sale debt securities:
Agency mortgage-backed securities	$—	—%	$11	2.28%	$4,513	2.39%	$8,422	2.53%	$12,946	2.48%
Agency debentures	—	—%	—	—%	152	3.36%	639	3.25%	791	3.27%
U.S. Treasuries	—	—%	—	—%	—	—%	452	2.57%	452	2.57%
Agency debt securities	—	—%	—	—%	25	2.05%	—	—%	25	2.05%
Municipal bonds	—	—%	—	—%	—	—%	32	4.03%	32	4.03%
Total available-for-sale debt securities	$—		$11		$4,690		$9,545		$14,246
Held-to-maturity debt securities:
Agency mortgage-backed securities	$—	—%	$1,152	3.19%	$3,174	2.79%	$8,542	2.94%	$12,868	2.92%
Agency debentures	—	—%	18	2.13%	11	2.80%	—	—%	29	2.38%
Agency debt securities	—	—%	260	3.47%	1,413	2.54%	1,181	2.81%	2,854	2.74%
Total held-to-maturity debt securities	$—		$1,430		$4,598		$9,723		$15,751
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
We also have raised funds by entering into agreements to repurchase the same or similar securities. The counterparties to these agreements hold the securities in custody. We account for repurchase agreements as borrowings and secure them with designated fixed- and variable-rate debt securities. We also participated in the Federal Reserve Bank’s term investment option and treasury, tax and loan borrowing programs. We have used the proceeds from these transactions to meet our cash flow or asset/liability matching needs. We terminated $4.4 billion of legacy wholesale funding obligations during 2015, but may continue utilizing these funding sources for short term liquidity and contingency funding requirements.
The following table sets forth information regarding the weighted average interest rates and the highest and average month-end balances of repurchase agreements, FHLB advances and trust preferred securities (dollars in millions):

E*TRADE | 2016 10-K                                         74

	Ending Balance	Weighted Average Interest Rate (1)	Maximum Amount at Month-End	Weighted Average
				Balance	Interest Rate (2)
At or for the year ended December 31, 2016:
Securities sold under agreements to repurchase	$—	—%	$—	$7	0.38%
Trust preferred securities	$409	3.55%	$409	$409	3.45%
At or for the year ended December 31, 2015:
Securities sold under agreements to repurchase	$82	0.14%	$3,829	$2,490	2.76%
FHLB advances	$—	—%	$884	$588	5.50%
Trust preferred securities	$409	3.04%	$428	$422	3.09%
At or for the year ended December 31, 2014:
Securities sold under agreements to repurchase	$3,672	0.44%	$4,920	$3,993	3.07%
FHLB advances	$871	0.39%	$871	$860	6.06%
Trust preferred securities	$428	2.92%	$428	$428	3.03%

(1)	Weighted average interest rates are based on ending balances and exclude hedging costs.

(2)	Weighted average interest rates are based on average balances and include hedging costs.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The following discussion about market risk includes forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of certain factors, including, but not limited to, those set forth in Part I. Item 1A. Risk Factors in this report.
Interest Rate Risk
Our exposure to interest rate risk is related primarily to interest-earning assets and interest-bearing liabilities. Managing interest rate risk is essential to profitability. The primary objective of the management of interest rate risk is to control exposure to interest rates within the Board-approved limits and with limited exposure to earnings volatility resulting from interest rate fluctuations. Our general strategies to manage interest rate risk include balancing variable-rate and fixed-rate assets and liabilities and utilizing derivatives to help manage exposures to changes in interest rates. Exposure to interest rate risk requires management to make complex assumptions regarding maturities, market interest rates and customer behavior. Changes in interest rates, including the following, could impact interest income and expense:

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
Exposure to interest rate risk is dependent upon the distribution and composition of interest-earning assets, interest-bearing liabilities and derivatives. The differing risk characteristics of each product are managed to mitigate our exposure to interest rate fluctuations. At December 31, 2016, 91% of our total assets were interest-earning assets and we had no securities classified as trading.
At December 31, 2016, approximately 60% of total assets were available-for-sale and held-to-maturity mortgage-backed securities and residential real estate loans. The values of these assets are sensitive to changes in interest rates as well as expected prepayment levels. As interest rates increase, fixed-rate residential mortgages and mortgage-backed securities tend to exhibit lower prepayments. The inverse is true in a falling rate environment.

E*TRADE | 2016 10-K                                         75

When real estate loans are prepaid, unamortized premiums and/or discounts are recognized immediately in interest income. Depending on the timing of the prepayment, these adjustments to income would impact anticipated yields. The ALCO reviews estimates of the impact of changing market rates on prepayments. This information is incorporated into our interest rate risk management strategy.
Our liability structure consists of two central sources of funding: deposits and customer payables, both of which re-price at management’s discretion. We may utilize wholesale funding sources as needed for short-term liquidity and contingency funding requirements.
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
Scenario Analysis
Scenario analysis is an advanced approach to estimating interest rate risk exposure. The ALCO, ERMC, and Risk Oversight Committee monitor interest rate risk using the Economic Value of Equity (“EVE”) approach and the Earnings-at-Risk (“EAR”) approach.
Under the EVE approach, the present value of expected cash flows of all existing interest-earning assets, interest-bearing liabilities, derivatives and forward commitments are estimated and combined to produce an EVE figure. EVE is a long-term sensitivity measure of interest rate risk. The approach values only the current balance sheet in which the most significant assumptions are the prepayment rates of the loan portfolio and mortgage-backed securities and the repricing of deposits. This approach does not incorporate assumptions related to business growth, or liquidation and re-investment of instruments. This approach provides an indicator of future earnings and capital levels because changes in EVE indicate the anticipated change in the value of future cash flows. The sensitivity of this value to changes in interest rates is then determined by applying alternative interest rate scenarios. The change in EVE amounts fluctuate based on instantaneous parallel shifts in interest rates primarily due to the change in timing of cash flows, which considers prepayment estimates, in the Company’s residential loan and mortgage-backed securities portfolios.
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
The sensitivity of EAR and EVE at the consolidated E*TRADE Financial level at December 31, 2016 and 2015 is as follows (dollars in millions):

Instantaneous Parallel Change in Interest Rates (basis points) (1)	Economic Value of Equity				Earnings-at-Risk
	December 31, 2016		December 31, 2015		December 31, 2016		December 31, 2015
	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
+200	$(129)	(2.1)%	$(148)	(2.6)%	$169	13.9%	$178	15.8%
+100	$59	0.9%	$58	1.0%	$109	9.0%	$116	10.3%
-50	$(106)	(1.7)%	$(107)	(1.9)%	$(73)	(6.0)%	$(64)	(5.7)%

(1)	These scenario analyses assume a balance sheet size as of the dates indicated. Any changes in size would cause the amounts to vary.
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

E*TRADE | 2016 10-K                                         76

assess interest rate risk. In the event that the percentage change in EVE or EAR exceeds the Board limits, our Chief Executive Officer, Chief Risk Officer, Chief Financial Officer and Treasurer must all be promptly notified in writing and decide upon a plan of remediation. In addition, the Board of Directors must be notified of the exception and the planned resolution. At December 31, 2016, the EVE and EAR percentage changes were within our Board limits.
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
KEY TERMS
Active customers—Customers that have an account with a balance of $25 or more or a trade in the last six months.
Active trader—Customers that execute 30 or more trades per quarter.
Agency—U.S. Government sponsored enterprises and federal agencies, such as Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, Government National Mortgage Association, the Small Business Administration, the Export-Import Bank and the Federal Home Loan Bank.
ALCO—Asset Liability Committee.
AML—Anti-Money Laundering.
Average commission per trade—Total commissions revenue divided by total number of revenue trades.
Average total shareholders' equity to average total assets—Average total shareholders’ equity divided by average total assets.
Bank—ETB Holdings, Inc. (ETBH), the entity that is our bank holding company and parent to E*TRADE Bank.
Basel III—Global regulatory standards for bank capital adequacy and liquidity as issued by the international Basel Committee on Banking Supervision.
Basis point—One one-hundredth of a percentage point.
Brokerage account attrition rate—The brokerage account attrition rate is calculated by dividing attriting brokerage accounts by total brokerage accounts from the previous period end, and is presented on an annualized basis. Attriting brokerage accounts are derived by subtracting net new brokerage accounts from gross new brokerage accounts.
Brokerage related cash—Customer sweep deposits held at banking subsidiaries, customer payables and customer cash held by third parties.
BPO—Broker price opinion.

E*TRADE | 2016 10-K                                         77

Cash flow hedge—A derivative instrument designated in a hedging relationship that mitigates exposure to variability in expected future cash flows attributable to a particular risk.
CCAR—Comprehensive Capital Analysis and Review (CCAR) process, which requires certain financial institutions to submit annual capital plans to the Federal Reserve.
CFPB—Consumer Financial Protection Bureau.
CFTC—Commodity Futures Trading Commission.
Charge-off—The result of removing a loan or portion of a loan from an entity’s balance sheet because the loan is considered to be uncollectible.
CLTV—Combined loan-to-value ratio.
CMOs—Collateralized mortgage obligations.
Common Equity Tier 1 Capital—A measurement of the Company's core equity capital used in the calculation of capital adequacy ratios. Common Equity Tier 1 Capital equals: total shareholders' equity, less preferred stock and related surplus, plus/(less) unrealized losses (gains) on certain available-for-sale securities and cash flow hedges, less goodwill and certain other intangible assets, less certain disallowed deferred tax assets and subject to certain other applicable adjustments.
Consumer loans—Loans that are secured by real personal property, such as recreational vehicles.
Corporate cash—Cash held at the parent company as well as cash held in certain subsidiaries that can distribute cash to the parent company without any regulatory approval or notification.
Customer assets—Market value of all customer assets held by the Company including security holdings, sweep and other deposits, customer cash held by third parties, customer payables and vested unexercised stock plan holdings.
Daily average revenue trades (DARTs)—Total revenue trades in a period divided by the number of trading days during that period.
Derivative—A financial instrument or other contract which includes one or more underlying securities, notional amounts, or payment provisions. The contract generally requires no initial net investment and is settled on a net basis.
Derivative DARTs—Options and futures revenue trades in a period divided by the number of trading days during that period.
DIF—Deposit Insurance Fund.
Earnings at Risk (EAR)—The sensitivity of GAAP net interest income to changes in interest rates over a twelve month horizon. It is a short-term measurement of interest rate risk and does not consider risks beyond the simulation time horizon. In addition, it requires reinvestment, funding, and hedging assumptions for the horizon.
Economic Value of Equity (EVE)—The sensitivity of the value of existing assets and liabilities, including derivatives and forward commitments, to changes in interest rates. It is a long-term measurement of interest rate risk and requires assumptions that include prepayment rates on the loan portfolio and mortgage-backed securities and the repricing of deposits.
ESDA—Extended insurance sweep deposit accounts.
Exchange-traded funds (ETFs)—A fund that invests in a group of securities and trades like an individual stock on an exchange.
E*TRADE Savings Bank—a federally chartered savings bank that is wholly-owned by E*TRADE Bank.
Fair value—The price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

E*TRADE | 2016 10-K                                         78

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
Federal Reserve—Board of Governors of the Federal Reserve System.
FHLB—Federal Home Loan Bank.
FICO—Fair Isaac Credit Organization.
FINRA—Financial Industry Regulatory Authority.
FCM—Futures Commission Merchant.
Freddie Mac—Federal Home Loan Mortgage Corporation.
Generally Accepted Accounting Principles (GAAP)—Accounting principles generally accepted in the United States of America.
Ginnie Mae—Government National Mortgage Association.
Gross loans receivable—Includes unpaid principal balances and premiums (discounts).
HELOC—Home equity lines of credit.
HQLA—High-quality liquid assets.
Interest-bearing liabilities—Liabilities such as deposits, customer payables, other borrowings, corporate debt and certain customer credit balances and securities lending balances on which the Company pays interest; excludes customer balances held by third parties.
Interest-earning assets—Assets such as available-for-sale securities, held-to-maturity securities, margin receivables, loans, securities borrowed balances and cash and investments required to be segregated under regulatory guidelines that earn interest for the Company.
Interest rate swaps—Contracts that are entered into primarily as an asset/liability management strategy to reduce interest rate risk. Interest rate swap contracts are exchanges of interest rate payments, such as fixed-rate payments for floating-rate payments, based on notional amounts.
IT—Information technology.
KRI—Key Risk Indicators.
LCR—Liquidity coverage ratio. The purpose of the LCR is to require banking organizations to hold minimum amounts of HQLA based on a percentage of their net cash outflows over a 30-day period.
LIBOR—London Interbank Offered Rate. LIBOR is the interest rate at which banks borrow funds from other banks in the London wholesale money market (or interbank market).
LLC—Limited liability company.
LTV—Loan-to-value ratio.
NASDAQ—National Association of Securities Dealers Automated Quotations.
Net interest income—A measure of interest revenue, net interest income is equal to interest income less interest expense.

E*TRADE | 2016 10-K                                         79

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
QTL—Qualified thrift lender test.
RAS—Risk Appetite Statement.
Real estate owned and other repossessed assets—Ownership or physical possession of real property by the Company, generally acquired as a result of foreclosure or repossession.
Recovery—Cash proceeds received on a loan that had been previously charged off.
Repurchase agreement—An agreement giving the transferor of an asset the right or obligation to repurchase the same or similar securities at a specified price on a given date. These agreements are generally collateralized by mortgage-backed or investment-grade securities.
Return on average total assets—Net income divided by average assets.
Return on average total shareholders’ equity—Net income divided by average shareholders’ equity.
Risk-weighted assets—Primarily computed by the assignment of specific risk-weightings to assets and off-balance sheet instruments for capital adequacy calculations.
S&P—Standard & Poor’s.
SEC—U.S. Securities and Exchange Commission.
Special mention loans—Loans where a borrower’s current credit history casts doubt on their ability to repay a loan. Loans are classified as special mention when loans are between 30 and 89 days past due.
Sweep deposit accounts—Accounts with the functionality to transfer customer cash balances to and from an FDIC insured account.
Tier 1 capital—Adjusted equity capital used in the calculation of capital adequacy ratios. Tier 1 capital equals: Common Equity Tier 1 capital plus qualifying preferred stock and related surplus, subject to certain other applicable adjustments.

E*TRADE | 2016 10-K                                         80

Troubled Debt Restructuring (TDR)—A loan modification that involves granting an economic concession to a borrower who is experiencing financial difficulty, and loans that have been charged-off due to bankruptcy notification.
TRUPs—Trust preferred securities.
VIE—Variable interest entity.
Wholesale borrowings—Borrowings that consist of repurchase agreements and FHLB advances.

E*TRADE | 2016 10-K                                         81

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. Internal control over financial reporting, as defined in Rules 13a-15(f) promulgated under the Securities Exchange Act of 1934, is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles (GAAP) and includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management conducted an assessment of the effectiveness of the Company's internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in "Internal Control-Integrated Framework (2013)." Based on this assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2016 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements in accordance with GAAP.
E*TRADE Financial Corporation’s Independent Registered Public Accounting Firm, Deloitte & Touche LLP, has issued an audit report regarding on the Company’s internal control over financial reporting, which appears on the next page.

E*TRADE | 2016 10-K                                         82

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
E*TRADE Financial Corporation
New York, New York
We have audited the internal control over financial reporting of E*TRADE Financial Corporation and subsidiaries (the "Company") as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2016 of the Company and our report dated February 22, 2017 expressed an unqualified opinion on those consolidated financial statements.
/s/ Deloitte & Touche LLP

McLean, Virginia
February 22, 2017

E*TRADE | 2016 10-K                                         83

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
E*TRADE Financial Corporation
New York, New York
We have audited the accompanying consolidated balance sheets of E*TRADE Financial Corporation and subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of E*TRADE Financial Corporation and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2017 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

McLean, Virginia
February 22, 2017

E*TRADE | 2016 10-K                                         84

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(In millions, except share data and per share amounts)

	Year Ended December 31,
	2016	2015	2014
Revenue:
Interest income	$1,233	$1,215	$1,279
Interest expense	(85)	(194)	(318)
Net interest income	1,148	1,021	961
Commissions	442	424	456
Fees and service charges	268	210	200
Principal transactions	—	—	10
Gains (losses) on securities and other, net	42	(324)	39
Other revenue	41	39	38
Total non-interest income	793	349	743
Total net revenue	1,941	1,370	1,704
Provision (benefit) for loan losses	(149)	(40)	36
Non-interest expense:
Compensation and benefits	501	466	412
Advertising and market development	131	124	120
Clearing and servicing	105	95	94
Professional services	97	103	112
Occupancy and equipment	98	88	79
Communications	87	90	71
Depreciation and amortization	79	81	78
FDIC insurance premiums	25	41	79
Amortization of other intangibles	23	20	22
Restructuring and acquisition-related activities	35	17	8
Losses on early extinguishment of debt, net	—	112	71
Other non-interest expenses	71	82	70
Total non-interest expense	1,252	1,319	1,216
Income before income tax expense (benefit)	838	91	452
Income tax expense (benefit)	286	(177)	159
Net income	$552	$268	$293
Basic earnings per share	$1.99	$0.92	$1.02
Diluted earnings per share	$1.98	$0.91	$1.00
Shares used in computation of per share data:
Basic (in thousands)	277,789	290,762	288,705
Diluted (in thousands)	279,048	295,011	294,103
See accompanying notes to the consolidated financial statements

E*TRADE | 2016 10-K                                         85

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,
	2016	2015	2014
Net income	$552	$268	$293
Other comprehensive income (loss), net of tax
Available-for-sale securities:
Unrealized gains (losses), net	(5)	(84)	193
Reclassification into earnings, net	(33)	(24)	(26)
Net change from available-for-sale securities	(38)	(108)	167
Cash flow hedging instruments:
Unrealized losses, net	—	(10)	(39)
Reclassification into earnings, net	—	271	76
Net change from cash flow hedging instruments	—	261	37
Foreign currency translation losses, net	—	(3)	—
Other comprehensive income (loss)	(38)	150	204
Comprehensive income	$514	$418	$497
See accompanying notes to the consolidated financial statements

E*TRADE | 2016 10-K                                         86

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(In millions, except share data)

	December 31,
	2016	2015
ASSETS
Cash and equivalents	$1,950	$2,233
Cash required to be segregated under federal or other regulations	1,460	1,057
Available-for-sale securities	13,892	12,589
Held-to-maturity securities (fair value of $15,716 and $13,123 at December 31, 2016 and December 31, 2015, respectively)	15,751	13,013
Margin receivables	6,731	7,398
Loans receivable, net (net of allowance for loan losses of $221 and $353 at December 31, 2016 and December 31, 2015, respectively)	3,551	4,613
Receivables from brokers, dealers and clearing organizations	1,056	520
Property and equipment, net	239	236
Goodwill	2,370	1,792
Other intangibles, net	320	174
Deferred tax assets, net	756	1,033
Other assets	923	769
Total assets	$48,999	$45,427
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$31,682	$29,445
Customer payables	8,159	6,544
Payables to brokers, dealers and clearing organizations	983	1,576
Other borrowings	409	491
Corporate debt	994	997
Other liabilities	500	575
Total liabilities	42,727	39,628
Commitments and contingencies (see Note 21)
Shareholders’ equity:
Preferred stock, $0.01 par value, $1,000 liquidation preference, shares authorized: 1,000,000 at December 31, 2016 and December 31, 2015; shares issued and outstanding: 400,000 at December 31, 2016 and none at December 31, 2015	394	—
Common stock, $0.01 par value, shares authorized: 400,000,000 at December 31, 2016 and December 31, 2015; shares issued and outstanding: 273,963,415 and 291,335,241 at December 31, 2016 and December 31, 2015, respectively	3	3
Additional paid-in-capital	6,921	7,356
Accumulated deficit	(909)	(1,461)
Accumulated other comprehensive loss	(137)	(99)
Total shareholders’ equity	6,272	5,799
Total liabilities and shareholders’ equity	$48,999	$45,427
See accompanying notes to the consolidated financial statements

E*TRADE | 2016 10-K                                         87

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In millions)

				Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Preferred Stock	Common Stock
	Amount	Shares	Amount
Balance, December 31, 2013	$—	287	$3	$7,328	$(2,022)	$(453)	$4,856
Net income	—	—	—	—	293	—	293
Other comprehensive income	—	—	—	—	—	204	204
Conversion of convertible debentures	—	1	—	5	—	—	5
Exercise of stock options and related tax effects	—	—	—	6	—	—	6
Issuance of restricted stock, net of forfeitures and retirements to pay taxes	—	1	—	(13)	—	—	(13)
Share-based compensation	—	—	—	24	—	—	24
Balance at December 31, 2014	$—	289	$3	$7,350	$(1,729)	$(249)	$5,375
Net income	—	—	—	—	268	—	268
Other comprehensive income	—	—	—	—	—	150	150
Conversion of convertible debentures	—	3	—	30	—	—	30
Exercise of stock options and related tax effects	—	—	—	2	—	—	2
Repurchases of common stock	—	(2)	—	(50)	—	—	(50)
Issuance of restricted stock, net of forfeitures and retirements to pay taxes	—	1	—	(10)	—	—	(10)
Share-based compensation	—	—	—	34	—	—	34
Balance at December 31, 2015	$—	291	$3	$7,356	$(1,461)	$(99)	$5,799
Net income	—	—	—	—	552	—	552
Other comprehensive loss	—	—	—	—	—	(38)	(38)
Conversion of convertible debentures	—	1	—	5	—	—	5
Exercise of stock options and related tax effects	—	—	—	4	—	—	4
Issuance of preferred stock	394	—	—	—	—	—	394
Repurchases of common stock	—	(19)	—	(452)	—	—	(452)
Issuance of restricted stock, net of forfeitures and retirements to pay taxes	—	1	—	(22)	—	—	(22)
Share-based compensation	—	—	—	30	—	—	30
Balance at December 31, 2016	$394	274	$3	$6,921	$(909)	$(137)	$6,272
See accompanying notes to the consolidated financial statements

E*TRADE | 2016 10-K                                         88

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CASH FLOWS (In millions)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$552	$268	$293
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (benefit) for loan losses	(149)	(40)	36
Depreciation and amortization (including discount amortization and accretion)	239	325	331
(Gains) losses on securities and other, net	(42)	324	(39)
Losses on early extinguishment of debt, net	—	37	6
Share-based compensation	30	34	24
Deferred tax expense (benefit)	275	(176)	155
Other	(5)	1	1
Net effect of changes in assets and liabilities:
(Increase) decrease in cash required to be segregated under federal or other regulations	(403)	(502)	511
(Increase) decrease in receivables from brokers, dealers and clearing organizations	(528)	364	(24)
Decrease (increase) in margin receivables	667	277	(1,322)
Decrease (increase) in other assets	2	(22)	(132)
(Decrease) increase in payables to brokers, dealers and clearing organizations	(593)	(123)	593
Increase in customer payables	1,615	89	145
Proceeds from sales and repayments of loans held-for-sale	—	—	11
(Decrease) increase in other liabilities	(35)	(24)	112
Net cash provided by operating activities	1,625	832	701
Cash flows from investing activities:
Purchases of available-for-sale securities	(6,705)	(6,150)	(1,564)
Proceeds from sales of available-for-sale securities	3,194	3,905	1,855
Proceeds from maturities of and principal payments on available-for-sale securities	1,540	1,667	1,468
Purchases of held-to-maturity securities	(4,389)	(2,614)	(3,209)
Proceeds from maturities of and principal payments on held-to-maturity securities	2,068	1,788	1,144
Proceeds from sale of loans	—	40	813
Decrease in loans receivable	1,176	1,337	1,273
Capital expenditures for property and equipment	(75)	(70)	(87)
Proceeds and cash transferred from sale of G1 Execution Services, LLC	—	—	67
Proceeds from sale of real estate owned and repossessed assets	20	28	37
Acquisition of OptionsHouse, net of cash acquired	(723)	—	—
Net cash flow from derivative contracts	(109)	(2)	(15)
Other	(1)	73	(69)
Net cash (used in) provided by investing activities	(4,004)	2	1,713

E*TRADE | 2016 10-K                                         89

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CASH FLOWS—(Continued) (In millions)

	Year Ended December 31,
	2016	2015	2014
Cash flows from financing activities:
Increase (decrease) in deposits	$2,237	$4,555	$(1,081)
Net decrease in securities sold under agreements to repurchase	(82)	(3,590)	(871)
Advances from FHLB	—	960	730
Payments on advances from FHLB	—	(1,880)	(730)
Proceeds from issuance of senior notes	—	460	540
Payments on senior notes	—	(800)	(940)
Repurchases of trust preferred securities	—	(15)	—
Proceeds from issuance of preferred stock	400	—	—
Repurchases of common stock	(452)	(50)	—
Net cash flow from derivatives hedging liabilities	—	(16)	(170)
Other	(7)	(8)	53
Net cash provided by (used in) financing activities	2,096	(384)	(2,469)
(Decrease) increase in cash and equivalents	(283)	450	(55)
Cash and equivalents, beginning of period	2,233	1,783	1,838
Cash and equivalents, end of period	$1,950	$2,233	$1,783
Supplemental disclosures:
Cash paid for interest	$77	$212	$318
Cash paid for income taxes, net of refunds	$6	$8	$—
Non-cash investing and financing activities:
Transfers of loans held-for-investment to loans held-for-sale	$—	$39	$795
Transfers from loans to other real estate owned and repossessed assets	$34	$27	$53
Transfers from other real estate owned and repossessed assets to loans	$—	$—	$16
Conversion of convertible debentures to common stock	$5	$30	$5
Transfer of available-for-sale securities to held-to-maturity securities	$492	$—	$—
See accompanying notes to the consolidated financial statements

E*TRADE | 2016 10-K                                         90

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1—ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization—E*TRADE Financial Corporation is a financial services company that provides brokerage and related products and services primarily to individual retail investors under the brand "E*TRADE Financial." The Company also provides investor-focused banking products, primarily sweep deposits, to retail investors. The Company's most significant, wholly-owned subsidiaries are described below:

•
E*TRADE Securities is a registered broker-dealer and is the primary provider of brokerage products and services to the Company's customers. In addition it clears and settles securities transactions for its customers.

•	Aperture, LLC (dba OptionsHouse) is a registered broker-dealer focused on active traders through its derivatives platform.

•
E*TRADE Bank and its subsidiary E*TRADE Savings Bank are federally chartered savings banks which provide our customers with FDIC insurance on qualifying amounts of customer deposits and other banking and cash management capabilities. We utilize our bank structure to effectively monetize the value of brokerage deposits.

•	E*TRADE Financial Corporate Services is a provider of software and services for managing equity compensation plans to our corporate clients.
Basis of Presentation—The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries as determined under the voting interest model. Entities in which the Company has the ability to exercise significant influence but in which the Company does not possess control are generally accounted for by the equity method. Entities in which the Company does not have the ability to exercise significant influence are generally carried at cost. Investments in marketable equity securities where the Company does not have the ability to exercise significant influence over the entities are accounted for as available-for-sale equity securities. The Company also evaluates its initial and continuing involvement with certain entities to determine if the Company is required to consolidate the entities under the variable interest entity (VIE) model. This evaluation is based on a qualitative assessment of whether the Company is the primary beneficiary of the VIE, which requires the Company to possess both: 1) the power to direct the activities that most significantly impact the economic performance of the VIE; and 2) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The consolidated financial statements do not include any consolidated VIEs for all periods presented.
The Company's consolidated financial statements are prepared in accordance with GAAP. Intercompany accounts and transactions are eliminated in consolidation. These consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented.
Beginning January 1, 2016, the Company changed its segment reporting structure to align with the manner in which the Chief Operating Decision Maker reviews business performance and makes resource allocation decisions. As the Chief Operating Decision Maker's business performance assessments and resource allocation decisions are based on consolidated operating margin, the Company no longer has separate operating segments and, accordingly, no longer presents disaggregated segment financial results. The Company also updated the presentation of its consolidated statement of income to reflect how business performance is measured and prior periods have been reclassified to conform to the current period presentation as follows:

•	Interest expense related to corporate debt and interest income related to corporate cash reclassified from other income (expense) to net interest income

•	Losses on early extinguishment of debt, net reclassified from other income (expense) to non-interest expense

E*TRADE | 2016 10-K                                         91

•	Other income (expense) reclassified from other income (expense) to gains (losses) on securities and other, net
Use of Estimates—Preparing the Company's consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes for the periods presented. Actual results could differ from management’s estimates. Certain significant accounting policies are critical because they are based on estimates and assumptions that require complex and subjective judgments by management. Changes in these estimates or assumptions could materially impact the Company’s financial condition and results of operations. Material estimates in which management believes changes could reasonably occur include: allowance for loan losses; valuation and impairment of goodwill and acquired intangible assets; and estimates of effective tax rates, deferred taxes and valuation allowance.
Financial Statement Descriptions and Related Accounting Policies
Cash and Equivalents—The Company considers all highly liquid investments with original or remaining maturities of three months or less at the time of purchase that are not required to be segregated under federal or other regulations to be cash and equivalents. Cash and equivalents included $1.1 billion and $1.6 billion at December 31, 2016 and 2015, respectively, of overnight cash deposits, a portion of which the Company is required to maintain with the Federal Reserve Bank.
Cash Required to be Segregated Under Federal or Other Regulations—Certain cash balances that are required to be segregated for the exclusive benefit of the Company’s brokerage customers are included in the cash required to be segregated under federal or other regulations line item.
Available-for-Sale Securities—Available-for-sale securities consist primarily of debt securities and also include equity securities. Securities classified as available-for-sale are carried at fair value, with the unrealized gains and losses, after applicable hedge accounting adjustments, reflected as a component of accumulated other comprehensive loss, net of tax. Realized and unrealized gains or losses on available-for-sale debt and equity securities are computed using the specific identification method. Interest earned on available-for-sale debt and equity securities is included in interest income. Amortization or accretion of premiums and discounts on available-for-sale debt securities is also recognized in interest income using the effective interest method over the contractual life of the security and is adjusted to reflect actual prepayments. Realized gains and losses on available-for-sale debt and equity securities, with the exception of other-than-temporary impairment (OTTI), are included in the gains (losses) on securities and other, net line item. Available-for-sale securities that have an unrealized loss (impaired securities) are evaluated for OTTI at each balance sheet date.
Held-to-Maturity Securities—Held-to-maturity securities consist of debt securities, primarily residential mortgage-backed securities and agency debt securities. Held-to-maturity securities are carried at amortized cost based on the Company’s intent and ability to hold these securities to maturity. Interest earned on held-to-maturity debt securities is included in interest income. Amortization or accretion of premiums and discounts is also recognized in interest income using the effective interest method over the contractual life of the security and is adjusted to reflect actual prepayments. Held-to-maturity securities that have an unrecognized loss (impaired securities) are evaluated for OTTI at each balance sheet date.
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

E*TRADE | 2016 10-K                                         92

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
The fair value of securities that the Company received as collateral in connection with margin receivables and securities borrowing activities, where the Company is permitted to sell or re-pledge the securities, was approximately $9.8 billion and $10.1 billion at December 31, 2016 and 2015, respectively. Of this amount, $2.0 billion and $2.5 billion had been pledged or sold in connection with securities loans and deposits with clearing organizations at December 31, 2016 and 2015, respectively.
Loans Receivable, Net—Loans receivable, net consists of real estate and consumer loans that management has the intent and ability to hold for the foreseeable future or until maturity, also known as loans held-for-investment. Loans held-for-investment are carried at amortized cost adjusted for unamortized premiums or discounts on purchased loans, deferred fees or costs on originated loans, net charge-offs, and the allowance for loan losses. Premiums or discounts on purchased loans and deferred fees or costs on originated loans are recognized in interest income using the effective interest method over the contractual life of the loans and are adjusted for actual prepayments. The Company’s classes of loans are one- to four-family, home equity and consumer loans.
Impaired Loans—The Company considers a loan to be impaired when it meets the definition of a TDR. Impaired loans exclude smaller-balance homogeneous one- to four-family, home equity and consumer loans that have not been modified as TDRs and are collectively evaluated for impairment.
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
Nonperforming Loans—The Company classifies loans as nonperforming when they are no longer accruing interest, which includes loans that are 90 days and greater past due, TDRs that are on nonaccrual status for all classes of loans (including loans in bankruptcy) and certain junior liens that have a delinquent senior lien. Interest previously accrued, but not collected, is reversed against current income when a loan is placed on nonaccrual status. Interest payments received on nonperforming loans are recognized on a cash basis in interest income until it is doubtful that full payment will be collected, at which point payments are applied to

E*TRADE | 2016 10-K                                         93

principal. The recognition of deferred fees or costs on originated loans and premiums or discounts on purchased loans in interest income is discontinued for nonperforming loans. Nonperforming loans, excluding TDRs, loans in bankruptcy and certain junior liens that have a delinquent senior lien, return to accrual status when the loan becomes less than 90 days past due. Loans modified as TDRs return to accrual status after six consecutive payments have been made in accordance with the modified terms. All bankruptcy loans remain on nonaccrual status regardless of the payment history. Certain junior liens that have a delinquent senior lien remain on nonaccrual status until certain performance criteria are met.
Allowance for Loan Losses—The allowance for loan losses is management’s estimate of probable losses inherent in the loan portfolio as of the balance sheet date. In determining the adequacy of the allowance, the Company performs ongoing evaluations of the loan portfolio and loss forecasting assumptions. The allowance for loan losses is typically equal to management’s forecast of loan losses in the 18 months following the balance sheet date as well as the forecasted losses, including economic concessions to borrowers, over the estimated remaining life of loans modified as TDRs. The quantitative allowance methodology also includes the identification of higher risk mortgage loans and the period of our forecasted loan losses captured within the general allowance includes the total probable loss over the remaining life of these loans. As of December 31, 2016, the allowance for loan losses was $221 million on $3.8 billion of total loans receivable designated as held-for-investment.
For loans that are not TDRs, the Company established a general allowance and evaluated the adequacy of the allowance for loan losses by loan portfolio segment: one- to four-family, home equity and consumer. The estimate of the allowance for loan losses continues to be based on a variety of quantitative and qualitative factors, including:

•	The composition and quality of the portfolio

•	Delinquency levels and trends

•	Current and historical charge-off and loss experience

•	The Company's historical loss mitigation experience

•	The condition of the real estate market and geographic concentrations within the loan portfolio

•	The interest rate climate

•	The overall availability of housing credit

•	General economic conditions
The general allowance for loan losses also included a qualitative component to account for a variety of factors that present additional uncertainty that may not be fully considered in the quantitative loss model but are factors the Company believes may impact the level of credit losses. The Company utilizes a qualitative factor framework whereby, on a quarterly basis, management assesses the risk associated with three primary sets of factors: external factors, internal factors, and portfolio specific factors. The uncertainty related to these factors may expand over time, temporarily increasing the qualitative component in advance of the more precise identification of these probable losses being captured within the quantitative component of the general allowance. The total qualitative component was $6 million and $13 million as of December 31, 2016 and 2015, respectively.
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

E*TRADE | 2016 10-K                                         94

services provided by the Company that do not otherwise qualify for capitalization treatment are expensed as incurred. Completed projects are carried at cost and are amortized on a straight-line basis over their estimated useful lives of four years.
Goodwill and Other Intangibles, Net—Goodwill is acquired through business combinations and represents the excess of the purchase price over the fair value of net tangible assets and identifiable intangible assets. The Company evaluates goodwill for impairment on an annual basis as of November 30 and in interim periods when events or changes indicate the carrying value may not be recoverable. The Company has the option of performing a qualitative assessment of goodwill to determine whether it is more likely than not that the fair value of its equity is less than the carrying value. If it is more likely than not that the fair value exceeds the carrying value, then no further testing is necessary; otherwise, the Company must perform a two-step quantitative assessment of goodwill. The Company may elect to bypass the qualitative assessment and proceed directly to performing a two-step quantitative assessment.
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
For additional information on goodwill and other intangibles, net, see Note 11—Goodwill and Other Intangibles, Net.
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
Equity Method, Cost Method and Other Investments—The Company’s equity method, cost method and other investments are generally limited liability investments in partnerships, companies and other similar entities, including tax credit partnerships and community development entities, that are not required to be consolidated. These investments are reported in the other assets line item in the consolidated balance sheet. Under the equity method, the Company recognizes its share of the investee’s net income or loss in the gains (losses) on securities and other, net line item in the consolidated statement of income. The Company’s other investments include those accounted for using the proportional amortization method, whereby the initial cost of the investment is amortized in proportion to the tax credits and other tax benefits received and the net investment performance is recognized in the consolidated statement of income as a component of income tax expense. The Company recognizes a liability for all legally binding unfunded equity commitments to the investees in the other liabilities line item in the consolidated balance sheet.
The Company evaluates its equity and cost method investments for impairment when events or changes indicate the carrying value may not be recoverable. If the impairment is determined to be other-than-temporary, the Company will recognize an impairment loss in the gains (losses) on securities and other, net line item equal to the difference between the expected realizable value and the carrying value of the investment.
The Company is a member of, and owns capital stock in, the FHLB system. The FHLB provides the Company with reserve credit capacity and authorizes advances based on the security of pledged home mortgages and other assets (principally securities that are obligations of, or guaranteed by, the U.S. Government) provided the Company meets certain creditworthiness standards. As a condition of its membership in the FHLB, the Company is required to maintain a FHLB stock investment which was $15 million at December 31, 2016 and December 31, 2015. The Company accounts for its investment in FHLB stock as a cost method investment. FHLB advances, included in the other borrowings line item, are a wholesale funding source of E*TRADE Bank.
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

E*TRADE | 2016 10-K                                         95

available evidence at the time the determination is made, that it is more likely than not that some or all of the deferred tax assets will not be realized. Income tax expense (benefit) includes (1) deferred tax expense (benefit), which generally represents the net change in the deferred tax asset or liability balance during the year plus any change in valuation allowances, and (2) current tax expense (benefit), which represents the amount of tax currently payable to or receivable from a taxing authority. Uncertain tax positions are only recognized to the extent it is more likely than not that the uncertain tax position will be sustained upon examination. For uncertain tax positions, a tax benefit is recognized for cases in which it is more than fifty percent likely of being sustained on ultimate settlement. For additional information on income taxes, see Note 16—Income Taxes.
Customer Payables—Customer payables represent credit balances in customer accounts arising from deposits of funds and sales of securities and other funds pending completion of securities transactions. Customer payables primarily represent customer cash contained within the Company’s broker-dealer subsidiaries. The Company pays interest on certain customer payables balances.
Other Borrowings—Other borrowings includes securities sold under agreements to repurchase, FHLB advances, borrowings from lines of credit and TRUPs. Securities sold under agreements to repurchase the same or similar securities, also known as repurchase agreements, are collateralized by fixed- and variable-rate mortgage-backed securities or investment grade securities. Repurchase agreements are treated as secured borrowings for financial statement purposes and the obligations to repurchase securities sold are therefore reflected as liabilities in the consolidated balance sheet.
Comprehensive Income —The Company’s comprehensive income is composed of net income, the noncredit portion of OTTI on debt securities, unrealized gains (losses) on available-for-sale securities, the effective portion of the unrealized gains (losses) on derivatives in cash flow hedge relationships and foreign currency translation gains (losses), net of reclassification adjustments and related tax.
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
Accounting for derivatives differs significantly depending on whether a derivative is designated as a hedge based on the applicable accounting guidance and, if designated as a hedge, the type of hedge designation. Derivative instruments designated in hedging relationships that mitigate the exposure to the variability in expected future cash flows or other forecasted transactions are considered cash flow hedges. Derivative instruments in hedging relationships that mitigate exposure to changes in the fair value of assets or liabilities are considered fair value hedges. In order to qualify for hedge accounting, the Company formally documents at inception all relationships between hedging instruments and hedged items and the risk management objective and strategy for each hedge transaction. Cash flow and fair value hedge ineffectiveness is measured on a quarterly basis and is included in the gains (losses) on securities and other, net line item in the consolidated statement of income. Cash flows from derivative instruments in hedging relationships are classified in the same category on the consolidated statement of cash flows as the cash flows from the items being hedged. The Company also recognizes certain contracts and commitments as derivatives when the characteristics of those contracts and commitments meet the definition of a derivative. Gains and losses on derivatives that are not held as accounting hedges are recognized in the gains (losses) on securities and other, net line item in the consolidated statement of income. For additional information on derivative instruments and hedging activities, see Note 9—Derivative Instruments and Hedging Activities.
Fair Value—Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company determines the fair value for its financial instruments and for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis. In addition, the Company determines the fair value for nonfinancial assets and nonfinancial liabilities on a nonrecurring basis as required during impairment testing or by other accounting guidance. For additional information on fair value, see Note 5—Fair Value Disclosures.

E*TRADE | 2016 10-K                                         96

Interest Income—Interest income is recognized as earned through holding interest-earning assets, such as loans, available-for-sale securities, held-to-maturity securities, margin receivables, cash and equivalents, segregated cash, and from securities lending activities. Interest income also includes the impact of the Company’s derivative transactions related to interest-earning assets.
Interest Expense—Interest expense is recognized as incurred through holding interest-bearing liabilities, such as deposits, customer payables, securities sold under agreements to repurchase, FHLB advances, corporate debt and from securities lending activities. Interest expense also includes the impact of the Company’s derivative transactions related to interest-bearing liabilities.
Commissions—Commissions are derived from the Company’s customers and are impacted by both trade type and trade mix. Commissions from securities transactions are recognized on a trade-date basis.
Fees and Service Charges—Fees and service charges consist of order flow revenue, mutual fund service fees, advisor management fees, foreign exchange revenue, reorganization fees and other fees and service charges. Fees and service charges also includes revenue earned on customer cash held by third parties.
Principal Transactions—Principal transactions consisted of revenue from market making activities. The Company completed the sale of its market making business on February 10, 2014 and therefore no longer records revenue from principal transactions. The sale of the market making business resulted in a gain of $4 million which was recorded in the restructuring and acquisition-related activities line item on the consolidated statement of income.
Gains (Losses) on Securities and Other, Net—Gains (losses) on securities and other, net includes the reclassification of deferred losses on cash flow hedges; gains or losses resulting from the sale of available-for-sale securities; gains or losses resulting from sales of loans; hedge ineffectiveness; and gains or losses on derivative instruments that are not accounted for as hedging instruments. Gains or losses resulting from the sale of available-for-sale securities are recognized at the trade-date, based on the difference between the anticipated proceeds and the amortized cost of the specific securities sold.
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

E*TRADE | 2016 10-K                                         97

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
Share-Based Payments—In 2015, the Company adopted and the shareholders approved the 2015 Omnibus Incentive Plan (2015 Plan), which replaced the 2005 Stock Incentive Plan (2005 Plan). The 2015 Plan provides the Company the ability to grant equity awards to officers, directors, employees and consultants, including, but not limited to, nonqualified or incentive stock options, restricted stock awards and restricted stock units at a price determined by the Board on the date of the grant. The Company typically issues new shares upon exercise of stock options and vesting of other equity awards and intends to continue doing so.
Through 2011, the Company issued options to directors and to certain of the Company's officers and employees. Options generally vest ratably over a two- to four-year period from the date of grant and expire within seven to ten years from the date of grant. Certain options provide for accelerated vesting upon a change of control. Exercise prices are equal to the fair value of the shares on the grant date. As of December 31, 2016, there were 0.1 million options outstanding and no unrecognized compensation expense related to non-vested stock options.
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
As of December 31, 2016, there were 3.1 million restricted stock awards and units outstanding and $43 million of total unrecognized compensation expense related to non-vested restricted stock awards. This cost is expected to be recognized over a weighted-average period of 1.7 years. As of December 31, 2016, there were also 0.1 million performance share units outstanding. The total fair value of restricted stock awards, restricted stock units and performance share units vested was $48 million, $28 million and $34 million for the years ended December 31, 2016, 2015 and 2014, respectively.
The Company recognized $30 million, $34 million and $24 million in expense for its options, restricted stock awards, restricted stock units and performance share units for the years ended December 31, 2016, 2015 and 2014, respectively.
Under the 2015 Plan, the remaining unissued authorized shares of the 2005 Plan that are not subject to outstanding awards thereunder were authorized for issuance. Additionally, any shares that had been awarded but remained unissued under the 2005 Plan that were subsequently canceled, forfeited, or reacquired by the Company would be authorized for issuance under the 2015 Plan. As of December 31, 2016, 10 million shares were available for grant under the 2015 Plan.
The Company records share-based compensation expense in accordance with the stock compensation accounting guidance. The Company recognizes compensation expense at the grant date fair value of a share-based payment award over the requisite service period less estimated forfeitures. Compensation expense for performance share units is also adjusted based on the Company’s estimated outcome of meeting the performance conditions. Share-based compensation expense is generally included in the compensation and benefits line item.

E*TRADE | 2016 10-K                                         98

Advertising and Market Development—Advertising and market development includes production and placement of advertisements as well as client promotion costs. Advertising production costs are expensed when the initial advertisement is run.
Earnings Per Share—Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company excludes from the calculation of diluted earnings per share stock options, unvested restricted stock awards and units, unvested performance share units and shares related to convertible debentures that would have been anti-dilutive.
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

E*TRADE | 2016 10-K                                         99

New Accounting Standards Not Yet Adopted
Revenue Recognition on Contracts with Customers
In May 2014, the FASB amended the guidance on revenue recognition on contracts with customers. The new standard outlines a single comprehensive model for entities to apply in accounting for revenue arising from contracts with customers. The Company's accounting for net interest income is not expected to be impacted by the new standard. The FASB issued supplemental amendments to the new standard to clarify certain accounting guidance and provide narrow scope improvements and practical expedients during 2016. The amended guidance will be effective for annual and interim periods beginning on January 1, 2018 for the Company and may be applied on either a full retrospective or modified retrospective basis. The Company is currently evaluating the impact of the new accounting guidance and expects to complete this evaluation in 2017. The adoption of the amended revenue recognition guidance is not expected to have a material impact on the Company’s financial condition, results of operations or cash flows as the satisfaction of performance obligations under the new guidance is expected to be materially consistent with the Company's existing revenue recognition policies. The Company is also evaluating the impact of the amended accounting guidance on the accounting for incremental costs of obtaining contracts and on additional disclosure requirements.
Classification and Measurement of Financial Instruments
In January 2016, the FASB amended the accounting and disclosure guidance on the classification and measurement of financial instruments. Relevant changes in the amended guidance include the requirement that equity investments, excluding those accounted for under the equity method of accounting or those resulting in consolidation of the investee, be measured at fair value in the consolidated balance sheet with changes in fair value recognized in net income. For disclosure purposes, the Company will no longer be required to disclose the methods and significant assumptions used to estimate fair value for financial instruments measured at amortized cost in the consolidated balance sheet. The amended guidance will be effective for interim and annual periods beginning on January 1, 2018 for the Company and is required to be applied on a modified retrospective basis by means of a cumulative-effect adjustment to the consolidated balance sheet on that date. The Company is currently evaluating the impact of the new accounting guidance; however, the adoption is not expected to have a material impact on the Company’s financial condition, results of operations or cash flows as debt securities represent the majority of the Company's investment portfolio.
Accounting for Leases
In February 2016, the FASB amended the guidance on accounting for leases. The new standard requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all qualifying leases with terms of more than twelve months. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee remains substantially unchanged and depends on classification as a finance or operating lease. The new standard also requires quantitative and qualitative disclosures that provide information about the amounts related to leasing arrangements recorded in the financial statements. The new guidance will be effective for interim and annual periods beginning on January 1, 2019 for the Company and is required to be applied on a modified retrospective basis to the earliest period presented, which includes practical expedient options in certain circumstances. The Company is currently evaluating the impact of the new accounting guidance on the Company's financial condition, results of operations and cash flows; however, the Company's business model of providing services through digital platforms and via phone and online channels in addition to 30 regional branches may limit the impact of the amended lease accounting guidance to the Company's financial condition.

E*TRADE | 2016 10-K                                         100

Accounting for Employee Share-Based Payments
In March 2016, the FASB amended the accounting guidance on employee shared-based payments. Relevant changes in the amended guidance include the requirement to recognize all excess tax benefits and deficiencies upon exercise or vesting as income tax expense or benefit in the consolidated statement of income; to treat excess tax benefits and deficiencies as discrete items in the reporting period they occur; to not delay recognition of excess tax benefits until the tax benefit is realized through a reduction in current taxes payable; and to make an accounting policy election to either estimate forfeitures or account for forfeiture as they occur. The Company adopted the amended accounting guidance as of January 1, 2017 and recognized an insignificant cumulative-effect adjustment to equity as of the beginning of the period. Forfeitures will continue to be estimated consistent with the Company's existing accounting policies. The impact to the Company's financial condition, results of operations and cash flows will vary based on, among other factors, the market price of the Company's common stock.
Accounting for Credit Losses
In June 2016, the FASB amended the accounting guidance on accounting for credit losses. The amended guidance requires measurement of all expected credit losses for financial instruments and other commitments to extend credit held at the reporting date. For financial assets measured at amortized cost, factors such as historical experience, current conditions, and reasonable and supportable forecasts will be used to estimate expected credit losses. The amended guidance will also change the manner in which credit losses are recognized on debt securities classified as available-for-sale. The new guidance will be effective for interim and annual periods beginning January 1, 2020 for the Company. Early adoption is permitted. The Company is currently evaluating the impact of the new accounting guidance on the Company's financial condition, results of operations and cash flows; however, given the recent performance of the Company's run-off legacy loan portfolio and the credit profile of the current investment securities portfolio, the Company does not expect this amended accounting guidance to have as significant of an impact as it could have if the Company were originating or purchasing loans.
Classification of Certain Cash Receipts and Cash Payments
In August 2016, the FASB amended the guidance on the presentation and classification of certain cash receipts and cash payments in the statement of cash flows to eliminate current diversity in practice. The new guidance will be effective for interim and annual periods beginning January 1, 2018 for the Company and must be applied using a retrospective transition method to each period presented. Early adoption is permitted. The Company does not expect the amended accounting guidance to have a significant impact on its consolidated statement of cash flows.
Classification of Restricted Cash
In November 2016, the FASB amended the guidance on the presentation and classification of changes in restricted cash in the statement of cash flows to eliminate current diversity in practice. The amended guidance requires the statement of cash flows to explain the change during the period in the total cash, cash equivalents, and amounts generally described as restricted cash and restricted cash equivalents. The guidance will be effective for interim and annual periods beginning January 1, 2018 for the Company and must be applied using a retrospective transition method to each period presented. Early adoption is permitted. The Company is currently evaluating the impact of the new presentation and classification guidance.
Clarifying the Definition of a Business
In January 2017, the FASB issued guidance to clarify the definition of a business in order to assist companies in the evaluation of whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The amended guidance also removes the existing evaluation of a market participant's ability to replace missing elements and narrows the definition of output to achieve consistency with other topics. The guidance will be effective for interim and annual periods beginning January 1, 2018 for the Company and must be applied prospectively. Early adoption is permitted.

E*TRADE | 2016 10-K                                         101

Simplifying the Test for Goodwill Impairment
In January 2017, the FASB issued guidance to simplify the test for goodwill impairment by eliminating Step 2 from the goodwill impairment test. The amended guidance requires the Company to perform its annual goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized at the amount by which the carrying amount exceeds the fair value of the reporting unit; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Income tax effects resulting from any tax deductible goodwill should be considered when measuring the goodwill impairment loss, if applicable. The Company will still have the option to perform a qualitative assessment to conclude whether it is more likely than not that the carrying amount of the Company exceeds its fair value. The guidance will be effective for interim and annual periods beginning January 1, 2020 for the Company and must be applied prospectively. Early adoption is permitted.
NOTE 2—BUSINESS ACQUISITION
OptionsHouse Acquisition
On September 12, 2016, the Company completed its acquisition of all of the outstanding equity of Aperture New Holdings, Inc., the ultimate parent company of OptionsHouse, from Aperture Holdings, L.P. for $725 million. OptionsHouse is an online brokerage firm focused on serving active traders through its derivatives platform. We expect that the acquisition will enhance E*TRADE's derivatives capabilities and offerings to current customers while providing the benefit of an expanded breadth of offerings, including 24 hour customer service, long-term investing tools, and mobile experience, to current OptionsHouse customers.
The results of OptionsHouse's operations have been included in the Company's consolidated statement of income for the year ended December 31, 2016 from the date of the acquisition. OptionsHouse's net revenue from September 12, 2016 through December 31, 2016 was $31 million. Supplemental pro forma financial information related to the acquisition is not included because the impact on the Company's consolidated statement of income is not material.
The following table summarizes the allocation of the purchase price to the net assets of OptionsHouse as of September 12, 2016 (dollars in millions):

September 12, 2016
Purchase price	$725
Purchased cash adjustment	26
Working capital adjustment	(2)
Total cash consideration paid	$749
Fair value of net assets acquired	$171
Goodwill	$578

E*TRADE | 2016 10-K                                         102

The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition date (dollars in millions):

September 12, 2016
Assets
Cash and equivalents	$26
Identifiable intangible assets	169
Property and equipment	6
Other assets	12
Total assets acquired	$213
Liabilities
Deferred tax liabilities, net	$31
Accrued expenses and other liabilities	11
Total liabilities assumed	$42
Net assets acquired	$171
The goodwill of $578 million primarily includes the synergies expected to result from combining operations with OptionsHouse and coupling its derivatives platform with the Company's existing product offerings. Approximately $122 million of this goodwill is deductible for tax purposes.
The Company recorded intangible assets of $169 million, which are subject to amortization over their estimated useful lives. Approximately $63 million of the intangible assets is deductible for tax purposes. The fair value of the intangible assets was determined under the income approach. The following table summarizes the estimated fair value and estimated useful lives of the intangible assets (dollars in millions):

	Estimated Fair Value	Estimated Useful Life (In Years)
Customer relationships	$118	14
Technology	48	7
Trade name	3	2
Total intangible assets	$169
NOTE 3—RESTRUCTURING AND ACQUISITION-RELATED ACTIVITIES
The following table shows the components of restructuring and acquisition-related activities expense (dollars in millions):

	Year Ended December 31,
	2016	2015	2014
Restructuring activities	$28	$17	$8
Acquisition-related costs	7	—	—
Total restructuring and acquisition-related activities	$35	$17	$8
The Company incurred $7 million of acquisition-related costs in connection with its purchase of OptionsHouse, which was completed on September 12, 2016. Restructuring activities during the year ended December 31, 2016 includes approximately $28 million of costs, primarily related to employee severance from the realignment of the Company's core brokerage business and organizational structure. The liability for restructuring activities at December 31, 2016 was $3 million.
Restructuring activities during the year ended December 31, 2015 includes costs related to department and business reorganizations, such as the shutdown of certain of the Company's international operations, and approximately $6 million of executive severance for a position that was eliminated during the year. Restructuring activities during the year ended December 31, 2014 included a $4 million gain on the sale of the market making business, which was completed in February 2014.

E*TRADE | 2016 10-K                                         103

NOTE 4—INTEREST INCOME AND INTEREST EXPENSE
The following table shows the components of interest income and interest expense (dollars in millions):

	Year Ended December 31,
	2016	2015	2014
Interest income:
Cash and equivalents	$7	$3	$2
Cash required to be segregated under federal or other regulation	6	1	1
Available-for-sale securities	266	244	288
Held-to-maturity securities	425	346	328
Margin receivables	249	276	264
Loans	191	230	297
Broker-related receivables and other	1	3	3
Subtotal interest income	1,145	1,103	1,183
Other interest revenue(1)	88	112	96
Total interest income(2)	1,233	1,215	1,279
Interest expense:
Deposits	(3)	(4)	(8)
Customer payables	(5)	(5)	(8)
Other borrowings(3)	(18)	(117)	(188)
Corporate debt	(54)	(59)	(113)
Subtotal interest expense	(80)	(185)	(317)
Other interest expense(4)	(5)	(9)	(1)
Total interest expense(5)	(85)	(194)	(318)
Net interest income(6)	$1,148	$1,021	$961

(1)	Represents interest income on securities loaned.

(2)	Interest income reflects $(35) million, $(42) million, and $(31) million recognized on hedges that qualify for hedge accounting for the years ended December 31, 2016, 2015, and 2014, respectively.

(3)	In September 2015, the Company terminated $4.4 billion of legacy wholesale funding obligations.

(4)	Represents interest expense on securities borrowed.

(5)	Interest expense reflects none, $(74) million, and $(132) million recognized on hedges that qualify for hedge accounting for the years ended December 31, 2016, 2015, and 2014, respectively.

(6)
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

NOTE 5—FAIR VALUE DISCLOSURES
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the Company may use various valuation approaches, including market, income and/or cost approaches. The fair value hierarchy requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Fair value is a market-based measure considered from the perspective of a market participant. Accordingly, even when market assumptions are not readily available, the Company’s own assumptions reflect those that market participants would use in pricing the asset or liability at the measurement date. The fair value measurement accounting guidance describes the following three levels used to classify fair value measurements:

•	Level 1—unadjusted quoted prices in active markets for identical assets or liabilities that are accessible by the Company

•
Level 2—quoted prices for similar assets and liabilities in an active market, quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly

•	Level 3—unobservable inputs that are significant to the fair value of the assets or liabilities

E*TRADE | 2016 10-K                                         104

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
Recurring Fair Value Measurement Techniques
Mortgage-backed Securities
The Company’s mortgage-backed securities portfolio is comprised of agency mortgage-backed securities which are guaranteed by U.S. government sponsored enterprises and federal agencies. The weighted average coupon rate for the available-for-sale mortgage-backed securities at December 31, 2016 was 2.84%.
The fair value of agency mortgage-backed securities was determined using a market approach with quoted market prices, recent transactions and spread data for identical or similar instruments. Agency mortgage-backed securities were categorized in Level 2 of the fair value hierarchy.
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
The valuation of corporate bonds is impacted by the credit worthiness of the corporate issuer. The Company did not have any corporate bonds at December 31, 2016. All of the Company’s municipal bonds were rated investment grade at December 31, 2016. These securities were valued using a market approach with pricing service valuations corroborated by recent market transactions for identical or similar bonds. Municipal bonds and corporate bonds were categorized in Level 2 of the fair value hierarchy.
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

E*TRADE | 2016 10-K                                         105

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
Loans Receivable
Loans that have been delinquent for 180 days or that are in bankruptcy and certain TDR loan modifications are charged-off based on the estimated current value of the underlying property less estimated selling costs. Property valuations for these one- to four-family and home equity loans are based on the most recent "as is" property valuation data available, which may include appraisals, broker price opinions (BPOs), automated valuation models or updated values using home price indices. Subsequent to the recording of an initial fair value measurement, these loans continue to be measured at fair value on a nonrecurring basis, utilizing the estimated value of the underlying property less estimated selling costs. These property valuations are updated on a monthly, quarterly or semi-annual basis depending on the type of valuation initially used. If the value of the underlying property has declined, an additional charge-off is recorded. If the value of the underlying property has increased, previously charged-off amounts are not reversed. If the valuation data obtained is significantly different from the valuation previously received, the Company reviews additional property valuation data to corroborate or update the valuation.
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

E*TRADE | 2016 10-K                                         106

Real Estate Owned
Property valuations for real estate owned are based on the lowest value of the most recent property valuation data available, which may include appraisals, listing prices or approved offer prices.
Nonrecurring fair value measurements on one- to four-family and home equity loans and real estate owned were classified as Level 3 of the fair value hierarchy as the valuations included unobservable inputs that were significant to the fair value. The following table presents additional information about significant unobservable inputs used in the valuation of assets measured at fair value on a nonrecurring basis that were categorized in Level 3 of the fair value hierarchy at December 31, 2016 and 2015:

	Unobservable Inputs	Average	Range
December 31, 2016
Loans receivable:
One- to four-family	Appraised value	$408,100	$50,000-$1,490,000
Home equity	Appraised value	$312,000	$6,000-$2,500,000
Real estate owned	Appraised value	$342,300	$21,500-$1,800,000

December 31, 2015
Loans receivable:
One- to four-family	Appraised value	$422,900	$8,500-$1,900,000
Home equity	Appraised value	$274,100	$9,000-$1,300,000
Real estate owned	Appraised value	$330,700	$26,500-$1,250,000

E*TRADE | 2016 10-K                                         107

Recurring and Nonrecurring Fair Value Measurements
Assets and liabilities measured at fair value at December 31, 2016 and 2015 are summarized in the following tables (dollars in millions):

	Level 1	Level 2	Level 3	Total Fair Value
December 31, 2016:
Recurring fair value measurements:
Assets
Available-for-sale securities:
Debt securities:
Agency mortgage-backed securities	$—	$12,634	$—	$12,634
Agency debentures	—	788	—	788
U.S. Treasuries	—	407	—	407
Agency debt securities	—	24	—	24
Municipal bonds	—	32	—	32
Total debt securities	—	13,885	—	13,885
Publicly traded equity securities	7	—	—	7
Total available-for-sale securities	7	13,885	—	13,892
Other assets:
Derivative assets(1)	—	165	—	165
Total assets measured at fair value on a recurring basis(2)	$7	$14,050	$—	$14,057
Liabilities
Derivative liabilities(1)	$—	$31	$—	$31
Total liabilities measured at fair value on a recurring basis(2)	$—	$31	$—	$31
Nonrecurring fair value measurements:
Loans receivable:
One- to four-family	$—	$—	$25	$25
Home equity	—	—	21	21
Total loans receivable	—	—	46	46
Real estate owned	—	—	35	35
Total assets measured at fair value on a nonrecurring basis(3)	$—	$—	$81	$81

(1)
All derivative assets and liabilities were interest rate contracts at December 31, 2016. Information related to derivative instruments is detailed in Note 9—Derivative Instruments and Hedging Activities.

(2)	Assets and liabilities measured at fair value on a recurring basis represented 29% and less than 1% of the Company’s total assets and total liabilities, respectively, at December 31, 2016.

(3)
Represents the fair value of assets prior to deducting estimated selling costs that were carried on the consolidated balance sheet at December 31, 2016, and for which a fair value measurement was recorded during the period.

E*TRADE | 2016 10-K                                         108

	Level 1	Level 2	Level 3	Total Fair Value
December 31, 2015:
Recurring fair value measurements:
Assets
Available-for-sale securities:
Debt securities:
Agency mortgage-backed securities	$—	$11,763	$—	$11,763
Agency debentures	—	557	—	557
U.S. Treasuries	—	143	—	143
Agency debt securities	—	55	—	55
Municipal bonds	—	35	—	35
Corporate bonds	—	4	—	4
Total debt securities	—	12,557	—	12,557
Publicly traded equity securities	32	—	—	32
Total available-for-sale securities	32	12,557	—	12,589
Other assets:
Derivative assets(1)	—	10	—	10
Total assets measured at fair value on a recurring basis(2)	$32	$12,567	$—	$12,599
Liabilities
Derivative liabilities(1)	$—	$55	$—	$55
Total liabilities measured at fair value on a recurring basis(2)	$—	$55	$—	$55
Nonrecurring fair value measurements:
Loans receivable:
One- to four-family	$—	$—	$41	$41
Home equity	—	—	22	22
Total loans receivable	—	—	63	63
Real estate owned	—	—	26	26
Total assets measured at fair value on a nonrecurring basis(3)	$—	$—	$89	$89

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

The following table presents gains and losses recognized on assets measured at fair value on a nonrecurring basis during the years ended December 31, 2016, 2015 and 2014 (dollars in millions):

	Year Ended December 31,
	2016	2015	2014
One- to four-family	$4	$7	$10
Home equity	12	14	30
Total losses on loans receivable measured at fair value	$16	$21	$40
Losses (gains) on real estate owned measured at fair value	$—	$—	$(2)

E*TRADE | 2016 10-K                                         109

Transfers Between Levels 1 and 2
For assets and liabilities measured at fair value on a recurring basis, the Company’s transfers between levels of the fair value hierarchy are deemed to have occurred at the beginning of the reporting period on a quarterly basis. The Company had no transfers between Level 1 and 2 during the years ended December 31, 2016 and 2015.
Recurring Fair Value Measurements Categorized within Level 3
For the periods presented, no assets or liabilities measured at fair value on a recurring basis were categorized within Level 3 of the fair value hierarchy.
Fair Value of Financial Instruments Not Carried at Fair Value
The following table summarizes the carrying values, fair values and fair value hierarchy level classification of financial instruments that are not carried at fair value on the consolidated balance sheet at December 31, 2016 and 2015 (dollars in millions):

	December 31, 2016
	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash and equivalents	$1,950	$1,950	$—	$—	$1,950
Cash required to be segregated under federal or other regulations	$1,460	$1,460	$—	$—	$1,460
Held-to-maturity securities:
Agency mortgage-backed securities	$12,868	$—	$12,839	$—	$12,839
Agency debentures	29	—	29	—	29
Agency debt securities	2,854	—	2,848	—	2,848
Total held-to-maturity securities	$15,751	$—	$15,716	$—	$15,716
Margin receivables	$6,731	$—	$6,731	$—	$6,731
Loans receivable, net:
One- to four-family	$1,918	$—	$—	$1,942	$1,942
Home equity	1,385	—	—	1,311	1,311
Consumer	248	—	—	249	249
Total loans receivable, net(1)	$3,551	$—	$—	$3,502	$3,502
Receivables from brokers, dealers and clearing organizations	$1,056	$—	$1,056	$—	$1,056
Liabilities
Deposits	$31,682	$—	$31,681	$—	$31,681
Customer payables	$8,159	$—	$8,159	$—	$8,159
Payables to brokers, dealers and clearing organizations	$983	$—	$983	$—	$983
Trust preferred securities	$409	$—	$—	$288	$288
Corporate debt	$994	$—	$1,050	$—	$1,050

(1)	The carrying value of loans receivable, net includes the allowance for loan losses of $221 million and loans that are recorded at fair value on a nonrecurring basis at December 31, 2016.

E*TRADE | 2016 10-K                                         110

	December 31, 2015
	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash and equivalents	$2,233	$2,233	$—	$—	$2,233
Cash required to be segregated under federal or other regulations	$1,057	$1,057	$—	$—	$1,057
Held-to-maturity securities:
Agency mortgage-backed securities	$10,353	$—	$10,444	$—	$10,444
Agency debentures	127	—	125	—	125
Agency debt securities	2,523	—	2,544	—	2,544
Other non-agency debt securities	10	—	—	10	10
Total held-to-maturity securities	$13,013	$—	$13,113	$10	$13,123
Margin receivables	$7,398	$—	$7,398	$—	$7,398
Loans receivable, net:
One- to four-family	$2,465	$—	$—	$2,409	$2,409
Home equity	1,810	—	—	1,660	1,660
Consumer	338	—	—	343	343
Total loans receivable, net(1)	$4,613	$—	$—	$4,412	$4,412
Receivables from brokers, dealers and clearing organizations	$520	$—	$520	$—	$520
Liabilities
Deposits	$29,445	$—	$29,444	$—	$29,444
Customer Payables	$6,544	$—	$6,544	$—	$6,544
Payables to brokers, dealers and clearing organizations	$1,576	$—	$1,576	$—	$1,576
Other borrowings:
Securities sold under agreements to repurchase	$82	$—	$82	$—	$82
Trust preferred securities	409	—	—	252	252
Total other borrowings	$491	$—	$82	$252	$334
Corporate debt	$997	$—	$1,055	$—	$1,055

(1)	The carrying value of loans receivable, net includes the allowance for loan losses of $353 million and loans that are recorded at fair value on a nonrecurring basis at December 31, 2015.
The fair value measurement techniques for financial instruments not carried at fair value on the consolidated balance sheet at December 31, 2016 and 2015 are summarized as follows:
Cash and equivalents, cash required to be segregated under federal or other regulations, margin receivables, receivables from brokers, dealers and clearing organizations, customer payables and payables to brokers, dealers and clearing organizations—Due to their short term nature, fair value is estimated to be carrying value.
Held-to-maturity securities—The held-to-maturity securities portfolio included agency mortgage-backed securities, agency debentures, agency debt securities, and other non-agency debt securities. The fair value of agency mortgage-backed securities is determined consistently with the pricing of available-for-sale securities described above.
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

E*TRADE | 2016 10-K                                         111

changes in the underlying assumptions used, including discount rates, could significantly affect the results of current or future fair value estimates. In addition, the amount that would be realized in a forced liquidation, an actual sale or immediate settlement could be lower than both the carrying value and the estimated fair value of the portfolio.
Deposits—For certificates of deposit, fair value is estimated by discounting future cash flows using discount factors derived from current observable rates implied for other similar instruments with similar remaining maturities. For the remainder of deposits, fair value is the amount payable on demand at the reporting date.
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
Fair Value of Commitments and Contingencies
In the normal course of business, the Company makes various commitments to extend credit and incur contingent liabilities that are not reflected in the consolidated balance sheet. Changes in the economy or interest rates may influence the impact that these commitments and contingencies have on the Company in the future. The Company does not estimate the fair value of those commitments. The Company has the right to cancel these commitments in certain circumstances and has closed a significant amount of customer HELOCs in the past nine years. Information related to such commitments and contingent liabilities is included in Note 21—Commitments, Contingencies and Other Regulatory Matters.
NOTE 6—OFFSETTING ASSETS AND LIABILITIES
For financial statement purposes, the Company does not offset derivative instruments, repurchase agreements, or securities borrowing and securities lending transactions. These activities are generally transacted under master agreements that are widely used by counterparties and that may allow for net settlements of payments in the normal course, as well as offsetting of all contracts with a given counterparty in the event of bankruptcy or default of one of the two parties to the transaction. The following table presents information about these transactions to enable the users of the Company’s financial statements to evaluate the potential effect of rights of set-off between these recognized assets and recognized liabilities at December 31, 2016 and 2015 (dollars in millions):

E*TRADE | 2016 10-K                                         112

				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet (1)	Financial Instruments	Collateral Received or Pledged (Including Cash)	Net Amount
December 31, 2016
Assets:
Deposits paid for securities borrowed (2)	$774	$—	$774	$(192)	$(560)	$22
Total	$774	$—	$774	$(192)	$(560)	$22

Liabilities:
Deposits received for securities loaned (3)	$926	$—	$926	$(192)	$(661)	$73
Derivative liabilities (4)(5)	6	—	6	—	(6)	—
Total	$932	$—	$932	$(192)	$(667)	$73

December 31, 2015
Assets:
Deposits paid for securities borrowed (2)	$120	$—	$120	$(94)	$(18)	$8
Total	$120	$—	$120	$(94)	$(18)	$8

Liabilities:
Deposits received for securities loaned (3)	$1,535	$—	$1,535	$(94)	$(1,314)	$127
Repurchase agreements (5)	82	—	82	—	(81)	1
Derivative liabilities (4)(5)	11	—	11	—	(11)	—
Total	$1,628	$—	$1,628	$(94)	$(1,406)	$128

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

(2)
Included in the gross amounts of deposits paid for securities borrowed was $307 million and $34 million at December 31, 2016 and 2015, respectively, transacted through a program with a clearing organization, which guarantees the return of cash to the Company. For presentation purposes, these amounts presented are based on the counterparties under the Company’s master securities loan agreements.

(3)
Included in the gross amounts of deposits received for securities loaned was $546 million and $722 million at December 31, 2016 and 2015, respectively, transacted through a program with a clearing organization, which guarantees the return of securities to the Company. For presentation purposes, these amounts presented are based on the counterparties under the Company’s master securities loan agreements.

(4)	Excludes net accrued interest payable of $2 million and $3 million at December 31, 2016 and 2015, respectively.

(5)	The collateral pledged included held-to-maturity securities at amortized cost for December 31, 2016 and available-for-sale securities at fair value for December 31, 2015.
Derivative Transactions
Certain types of derivatives that the Company utilizes in its hedging activities are subject to derivatives clearing agreements (cleared derivatives contracts) under the Dodd-Frank Act. These cleared derivatives contracts enable clearing by a derivatives clearing organization through a clearing member. Under the contracts, the clearing member typically has a one-way right to offset all contracts in the event of the Company’s default or bankruptcy. Collateral exchanged under these contracts is not included in the table above as the contracts may not qualify as master netting agreements. At December 31, 2016 and 2015, the Company had $165 million and $10 million, respectively, of cleared derivative contract assets. At

E*TRADE | 2016 10-K                                         113

December 31, 2016 and 2015, the Company had $25 million and $44 million, respectively, of cleared derivative contract liabilities.
Securities Lending Transactions
Deposits paid for securities borrowed and deposits received for securities loaned are recorded at the amount of cash collateral advanced or received. Securities borrowing transactions require the Company to deposit cash with the lender whereas securities lending transactions result in the Company receiving collateral in the form of cash, with both requiring cash in an amount generally in excess of the market value of the securities. These transactions have overnight or continuous remaining contractual maturities.
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

E*TRADE | 2016 10-K                                         114

NOTE 7—AVAILABLE-FOR-SALE AND HELD-TO-MATURITY SECURITIES
The amortized cost and fair value of available-for-sale and held-to-maturity securities at December 31, 2016 and 2015 are shown in the following tables (dollars in millions):

	Amortized Cost	Gross Unrealized / Unrecognized Gains	Gross Unrealized / Unrecognized Losses	Fair Value
December 31, 2016:
Available-for-sale securities:(1)
Debt securities:
Agency mortgage-backed securities	$12,946	$24	$(336)	$12,634
Agency debentures	791	18	(21)	788
U.S. Treasuries	452	—	(45)	407
Agency debt securities	25	—	(1)	24
Municipal bonds	32	—	—	32
Total debt securities	14,246	42	(403)	13,885
Publicly traded equity securities(2)	7	—	—	7
Total available-for-sale securities	$14,253	$42	$(403)	$13,892
Held-to-maturity securities:(1)
Agency mortgage-backed securities	$12,868	$123	$(152)	$12,839
Agency debentures	29	—	—	29
Agency debt securities	2,854	26	(32)	2,848
Total held-to-maturity securities	$15,751	$149	$(184)	$15,716

December 31, 2015:
Available-for-sale securities:
Debt securities:
Agency mortgage-backed securities	$11,888	$41	$(166)	$11,763
Agency debentures	551	18	(12)	557
U.S. Treasuries	147	—	(4)	143
Agency debt securities	55	—	—	55
Municipal bonds	35	—	—	35
Corporate bonds	5	—	(1)	4
Total debt securities	12,681	59	(183)	12,557
Publicly traded equity securities(2)	33	—	(1)	32
Total available-for-sale securities	$12,714	$59	$(184)	$12,589
Held-to-maturity securities:
Agency mortgage-backed securities	$10,353	$149	$(58)	$10,444
Agency debentures	127	—	(2)	125
Agency debt securities	2,523	34	(13)	2,544
Other non-agency debt securities	10	—	—	10
Total held-to-maturity securities	$13,013	$183	$(73)	$13,123

(1)
Securities with a fair value of approximately $492 million were transferred from available-for-sale securities to held-to-maturity securities during the year ended December 31, 2016 pursuant to an evaluation of our investment strategy and an assessment by management about our intent and ability to hold those particular securities until maturity. See Note 17—Shareholders' Equity for information on the impact to accumulated other comprehensive income.

(2)	Consists of investments in a mutual fund related to the Community Reinvestment Act.

E*TRADE | 2016 10-K                                         115

Contractual Maturities
The contractual maturities of all available-for-sale and held-to-maturity debt securities at December 31, 2016 are shown in the following table (dollars in millions):

	Amortized Cost	Fair Value
Available-for-sale debt securities:
Due within one year	$—	$—
Due within one to five years	11	11
Due within five to ten years	4,690	4,530
Due after ten years	9,545	9,344
Total available-for-sale debt securities	$14,246	$13,885
Held-to-maturity debt securities:
Due within one year	$—	$—
Due within one to five years	1,430	1,468
Due within five to ten years	4,598	4,590
Due after ten years	9,723	9,658
Total held-to-maturity debt securities	$15,751	$15,716
At December 31, 2016, the Company pledged $6 million of available-for-sale debt securities and $0.5 billion of held-to-maturity debt securities as collateral. At December 31, 2015, the Company pledged $17 million of available-for-sale debt securities and $0.7 billion of held-to-maturity debt securities as collateral for derivatives and other purposes.

E*TRADE | 2016 10-K                                         116

Investments with Unrealized or Unrecognized Losses
The following tables show the fair value and unrealized or unrecognized losses on available-for-sale and held-to-maturity securities, aggregated by investment category, and the length of time that individual securities have been in a continuous unrealized or unrecognized loss position at December 31, 2016 and 2015 (dollars in millions):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized / Unrecognized Losses	Fair Value	Unrealized / Unrecognized Losses	Fair Value	Unrealized / Unrecognized Losses
December 31, 2016:
Available-for-sale securities:
Debt securities:
Agency mortgage-backed securities	$9,281	$(279)	$1,620	$(57)	$10,901	$(336)
Agency debentures	454	(21)	—	—	454	(21)
U.S. Treasuries	407	(45)	—	—	407	(45)
Agency debt securities	24	(1)	—	—	24	(1)
Municipal bonds	13	—	—	—	13	—
Publicly traded equity securities	7	—	—	—	7	—
Total temporarily impaired available-for-sale securities	$10,186	$(346)	$1,620	$(57)	$11,806	$(403)
Held-to-maturity securities:
Agency mortgage-backed securities	$5,929	$(123)	$1,272	$(29)	$7,201	$(152)
Agency debentures	18	—	—	—	18	—
Agency debt securities	1,739	(32)	18	—	1,757	(32)
Total temporarily impaired held-to-maturity securities	$7,686	$(155)	$1,290	$(29)	$8,976	$(184)

December 31, 2015:
Available-for-sale securities:
Debt securities:
Agency mortgage-backed securities	$6,832	$(88)	$2,496	$(78)	$9,328	$(166)
Agency debentures	329	(12)	9	—	338	(12)
U.S. Treasuries	143	(4)	—	—	143	(4)
Agency debt securities	55	—	—	—	55	—
Municipal bonds	—	—	15	—	15	—
Corporate bonds	—	—	4	(1)	4	(1)
Publicly traded equity securities	32	(1)	—	—	32	(1)
Total temporarily impaired available-for-sale securities	$7,391	$(105)	$2,524	$(79)	$9,915	$(184)
Held-to-maturity securities:
Agency mortgage-backed securities	$2,807	$(25)	$1,495	$(33)	$4,302	$(58)
Agency debentures	114	(2)	—	—	114	(2)
Agency debt securities	1,006	(10)	134	(3)	1,140	(13)
Total temporarily impaired held-to-maturity securities	$3,927	$(37)	$1,629	$(36)	$5,556	$(73)
The Company does not believe that any individual unrealized loss in the available-for-sale portfolio or unrecognized loss in the held-to-maturity portfolio as of December 31, 2016 represents a credit loss. The Company does not intend to sell the debt securities in an unrealized or unrecognized loss position as of the

E*TRADE | 2016 10-K                                         117

balance sheet date and it is not more likely than not that the Company will be required to sell the debt securities before the anticipated recovery of its remaining amortized cost of the debt securities in an unrealized or unrecognized loss position at December 31, 2016.
There were no impairment losses recognized in earnings on available-for-sale or held-to-maturity securities during the years ended December 31, 2016, 2015 or 2014.
The Company holds securities that have been written down to zero carrying value. The credit loss component of debt securities held by the Company that had a noncredit loss component previously recognized in other comprehensive income decreased to $136 million at December 31, 2016 from $152 million at both December 31, 2015 and 2014, as a result of the sale and pay off of our remaining impaired securities during 2016. Of these amounts, $136 million at December 31, 2016 and $123 million at both December 31, 2015 and 2014 relates to debt securities that have been factored to zero, but the Company still holds legal title to these securities until maturity or until they are sold.
Gains (Losses) on Securities and Other, Net
The following table shows the components of the gains (losses) on securities and other, net line items on the consolidated statement of income for the years ended December 31, 2016, 2015 and 2014 (dollars in millions):

	Year Ended December 31,
	2016	2015	2014
Reclassification of deferred losses on cash flow hedges	$—	$(370)	$—
Gains on available-for-sale securities, net:
Gains on available-for-sale securities	54	58	42
Losses on available-for-sale securities	(1)	(20)	—
Subtotal	53	38	42
Hedge ineffectiveness	(6)	(1)	(10)
Equity method investment income (loss) and other	(5)	9	7
Gains (losses) on securities and other, net	$42	$(324)	$39
NOTE 8—LOANS RECEIVABLE, NET
Loans receivable, net at December 31, 2016 and 2015 are summarized as follows (dollars in millions):

	December 31,
	2016	2015
One- to four-family	$1,950	$2,488
Home equity	1,556	2,114
Consumer	250	341
Total loans receivable	3,756	4,943
Unamortized premiums, net	16	23
Allowance for loan losses	(221)	(353)
Total loans receivable, net	$3,551	$4,613
At December 31, 2016, the Company pledged $3.1 billion and $0.3 billion of loans as collateral to the FHLB and Federal Reserve Bank, respectively. At December 31, 2015, the Company pledged $4.2 billion and $0.3 billion of loans as collateral to the FHLB and Federal Reserve Bank, respectively.

E*TRADE | 2016 10-K                                         118

The following table presents the total recorded investment in loans receivable and allowance for loan losses by loans that have been collectively evaluated for impairment and those that have been individually evaluated for impairment by loan class at December 31, 2016 and 2015 (dollars in millions):

	Recorded Investment		Allowance for Loan Losses
	December 31,		December 31,
	2016	2015	2016	2015
Collectively evaluated for impairment:
One- to four-family	$1,717	$2,219	$38	$31
Home equity	1,361	1,915	120	255
Consumer	253	344	5	6
Total collectively evaluated for impairment	3,331	4,478	163	292
Individually evaluated for impairment:
One- to four-family	246	286	7	9
Home equity	195	202	51	52
Total individually evaluated for impairment	441	488	58	61
Total	$3,772	$4,966	$221	$353
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
Credit Quality
The following tables show the distribution of the Company’s mortgage loan portfolios by credit quality indicator at December 31, 2016 and 2015 (dollars in millions):

	One- to Four-Family		Home Equity
	December 31,		December 31,
Current LTV/CLTV (1)	2016	2015	2016	2015
<=80%	$1,308	$1,519	$686	$843
80%-100%	413	609	414	549
100%-120%	143	227	274	420
>120%	86	133	182	302
Total mortgage loans receivable	$1,950	$2,488	$1,556	$2,114
Average estimated current LTV/CLTV (2)	73%	77%	87%	90%
Average LTV/CLTV at loan origination (3)	71%	71%	81%	81%

(1)
Current CLTV calculations for home equity loans are based on the maximum available line for HELOCs and outstanding principal balance for home equity installment loans. For home equity loans in the second lien position, the original balance of the first lien loan at origination date and updated valuations on the property underlying the loan are used to calculate CLTV. Current property value estimates are updated on a quarterly basis.

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

E*TRADE | 2016 10-K                                         119

	One- to Four-Family		Home Equity
	December 31,		December 31,
Current FICO (1)	2016	2015	2016	2015
>=720	$1,121	$1,423	$778	$1,069
719 - 700	179	246	156	222
699 - 680	153	198	141	183
679 - 660	121	150	117	152
659 - 620	154	198	149	203
<620	222	273	215	285
Total mortgage loans receivable	$1,950	$2,488	$1,556	$2,114

(1)
FICO scores are updated on a quarterly basis; however, there were approximately $28 million and $39 million of one- to four-family loans at December 31, 2016 and 2015, respectively, and $2 million and $3 million of home equity loans at December 31, 2016 and 2015, respectively, for which the updated FICO scores were not available. For these loans, the current FICO distribution included the most recent FICO scores where available, otherwise the original FICO score was used.

Concentrations of Credit Risk
One- to four-family loans include loans for a five to ten year interest-only period, followed by an amortizing period ranging from 20 to 25 years. At December 31, 2016, 24% of the Company's one- to four-family portfolio was not yet amortizing. During the year ended December 31, 2016, borrowers of approximately 14% of the portfolio made voluntary annual principal payments of at least $2,500 and of this population, nearly half made principal payments that were $10,000 or greater.
The home equity loan portfolio is primarily second lien loans on residential real estate properties, which have a higher level of credit risk than first lien mortgage loans. Approximately 13% of the home equity portfolio was in the first lien position and the Company holds both the first and second lien positions in less than 1% of the home equity loan portfolio at December 31, 2016. The home equity loan portfolio consists of approximately 18% of home equity installment loans and approximately 82% of HELOCs at December 31, 2016.
Home equity installment loans are primarily fixed rate and fixed term, fully amortizing loans that do not offer the option of an interest-only payment. The majority of HELOCs have an interest only draw period and convert to amortizing loans at the end of the draw period, which typically ranges from five to ten years. At December 31, 2016, less than 1% of this portfolio will require the borrowers to repay the loan in full at the end of the draw period. At December 31, 2016, 15% of the HELOC portfolio had not converted from the interest-only draw period to amortizing. During the year ended December 31, 2016, borrowers of approximately 39% of the portfolio made annual principal payments of at least $500 on their HELOCs and slightly under half reduced their principal balance by at least $2,500.
The following table outlines when one- to four-family and HELOCs convert to amortizing by percentage of the one- to four-family portfolio and HELOC portfolios, respectively, at December 31, 2016:

Period of Conversion to Amortizing Loan	% of One- to Four-Family Portfolio	% of Home Equity Line of Credit Portfolio
Already amortizing	76%	85%
Year ending December 31, 2017	24%	14%
Year ending December 31, 2018 or later	—%	1%
The average age of our mortgage loans receivable was 10.8 and 9.9 years at December 31, 2016 and 2015, respectively. Approximately 36% and 37% of the Company’s mortgage loans receivable were concentrated in California at December 31, 2016 and 2015, respectively. No other state had concentrations of mortgage loans that represented 10% or more of the Company’s mortgage loans receivable at December 31, 2016 and 2015.

E*TRADE | 2016 10-K                                         120

Delinquent Loans
The following table shows total loans receivable by delinquency category at December 31, 2016 and 2015 (dollars in millions):

	Current	30-89 Days Delinquent	90-179 Days Delinquent	180+ Days Delinquent	Total
December 31, 2016
One- to four-family	$1,774	$67	$23	$86	$1,950
Home equity	1,442	43	18	53	1,556
Consumer	245	4	1	—	250
Total loans receivable	$3,461	$114	$42	$139	$3,756
December 31, 2015
One- to four-family	$2,279	$72	$26	$111	$2,488
Home equity	1,978	52	31	53	2,114
Consumer	334	6	1	—	341
Total loans receivable	$4,591	$130	$58	$164	$4,943
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
The Company monitors loans in which a borrower’s current credit history casts doubt on their ability to repay a loan. Loans are classified as special mention when they are between 30 and 89 days past due. The trend in special mention loan balances is generally indicative of the expected trend for charge-offs in future periods, as these loans have a greater propensity to migrate into nonaccrual status and ultimately charge-off. One- to four-family loans are generally secured in a first lien position by real estate assets, reducing the potential loss when compared to an unsecured loan. Home equity loans are generally secured by real estate assets; however, the majority of these loans are secured in a second lien position, which substantially increases the potential loss when compared to a first lien position. The loss severity of our second lien home equity loans was approximately 92% for a trailing twelve-month period as of December 31, 2016.
Nonperforming Loans
The Company classifies loans as nonperforming when they are no longer accruing interest, which includes loans that are 90 days and greater past due, TDRs that are on nonaccrual status for all classes of loans (including loans in bankruptcy) and certain junior liens that have a delinquent senior lien. The following table shows the comparative data for nonperforming loans at December 31, 2016 and 2015 (dollars in millions):

	December 31,
	2016	2015
One- to four-family	$215	$263
Home equity	136	154
Consumer	1	1
Total nonperforming loans receivable	$352	$418
Real Estate Owned and Loans with Formal Foreclosure Proceedings in Process
At December 31, 2016 and 2015, the Company held $35 million and $27 million, respectively, of real estate owned that were acquired through foreclosure or through a deed in lieu of foreclosure or similar legal agreement. The Company also held $112 million and $108 million of loans for which formal foreclosure proceedings were in process at December 31, 2016 and 2015, respectively.

E*TRADE | 2016 10-K                                         121

Allowance for Loan Losses
The following table provides a roll forward by loan portfolio of the allowance for loan losses for the years ended December 31, 2016, 2015 and 2014 (dollars in millions):

	Year Ended December 31, 2016
	One- to Four-Family	Home Equity	Consumer	Total
Allowance for loan losses, beginning of period	$40	$307	$6	$353
Provision (benefit) for loan losses	(2)	(148)	1	(149)
Charge-offs	(1)	(17)	(7)	(25)
Recoveries	8	29	5	42
Net (charge-offs) recoveries	7	12	(2)	17
Allowance for loan losses, end of period	$45	$171	$5	$221

	Year Ended December 31, 2015
	One- to Four-Family	Home Equity	Consumer	Total
Allowance for loan losses, beginning of period	$27	$367	$10	$404
Provision (benefit) for loan losses	15	(55)	—	(40)
Charge-offs	(2)	(31)	(11)	(44)
Recoveries	—	26	7	33
Net (charge-offs) recoveries	(2)	(5)	(4)	(11)
Allowance for loan losses, end of period	$40	$307	$6	$353

	Year Ended December 31, 2014
	One- to Four-Family	Home Equity	Consumer	Total
Allowance for loan losses, beginning of period	$102	$326	$25	$453
Provision (benefit) for loan losses	(42)	82	(4)	36
Charge-offs	(44)	(65)	(17)	(126)
Recoveries	11	24	6	41
Net (charge-offs) recoveries	(33)	(41)	(11)	(85)
Allowance for loan losses, end of period	$27	$367	$10	$404
Total loans receivable designated as held-for-investment decreased $1.1 billion during the year ended December 31, 2016. The allowance for loan losses was $221 million, or 5.8% of total loans receivable, as of December 31, 2016 compared to $353 million, or 7.1% of total loans receivable, as of December 31, 2015. The benefit for loan losses was $149 million for the year ended December 31, 2016. The quantitative allowance methodology continues to include the identification of higher risk mortgage loans and the period of forecasted loan losses captured within the general allowance includes the total probable loss over the remaining life of these loans. The current period provision benefit of $149 million includes the impact of updated expectations based on the sustained outperformance of a substantial volume of HELOCs, which resulted in a $25 million decrease to the allowance as of December 31, 2016. The current year benefit also reflected recoveries in excess of prior expectations, including recoveries of previous charge-offs that were not included in our loss estimates, as well as payoffs on loans converting to amortizing.
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

E*TRADE | 2016 10-K                                         122

Delinquency status is the primary measure the Company uses to evaluate the performance of loans modified as TDRs. As mentioned above, the Company classifies loans as nonperforming when they are no longer accruing interest, which includes loans that are 90 days and greater past due, TDRs that are on nonaccrual status for all classes of loans, including loans in bankruptcy, and certain junior liens that have a delinquent senior lien. The following table shows a summary of the Company’s recorded investment in TDRs that were on accrual and nonaccrual status, further disaggregated by delinquency status, in addition to the recorded investment in TDRs at December 31, 2016 and 2015 (dollars in millions):

		Nonaccrual TDRs
	Accrual TDRs(1)	Current(2)	30-89 Days Delinquent	90-179 Days Delinquent	180+ Days Delinquent	Total Recorded Investment in TDRs (3)(4)
December 31, 2016
One- to four-family	$97	$90	$16	$8	$35	$246
Home equity	119	41	10	4	21	195
Total	$216	$131	$26	$12	$56	$441
December 31, 2015
One- to four-family	$106	$106	$19	$8	$47	$286
Home equity	120	42	11	8	21	202
Total	$226	$148	$30	$16	$68	$488

(1)	Represents loans modified as TDRs that are current and have made six or more consecutive payments.

(2)	Represents loans modified as TDRs that are current but have not yet made six consecutive payments, bankruptcy loans and certain junior lien TDRs that have a delinquent senior lien.

(3)
The unpaid principal balance in one- to four-family TDRs was $243 million and $283 million at December 31, 2016 and 2015, respectively. For home equity loans, the recorded investment in TDRs represents the unpaid principal balance.

(4)
Total recorded investment in TDRs at December 31, 2016 consisted of $316 million of loans modified as TDRs and $125 million of loans that have been charged off due to bankruptcy notification. Total recorded investment in TDRs at December 31, 2015 consisted of $334 million of loans modified as TDRs and $154 million of loans that have been charged off due to bankruptcy notification.

The following table shows the average recorded investment and interest income recognized both on a cash and accrual basis for the Company’s TDRs during the years ended December 31, 2016, 2015 and 2014 (dollars in millions):

	Average Recorded Investment			Interest Income Recognized
	December 31,			December 31,
	2016	2015	2014	2016	2015	2014
One- to four-family	$269	$303	$576	$11	$9	$16
Home equity	204	213	227	17	17	18
Total	$473	$516	$803	$28	$26	$34
Included in the allowance for loan losses was a specific valuation allowance of $58 million and $61 million that was established for TDRs at December 31, 2016 and 2015, respectively. The specific allowance for these individually impaired loans represents the forecasted losses over the estimated remaining life of the loans, including the economic concessions granted to the borrowers. The following table shows detailed information related to the Company’s TDRs at December 31, 2016 and 2015 (dollars in millions):

E*TRADE | 2016 10-K                                         123

	December 31, 2016			December 31, 2015
	Recorded Investment in TDRs	Specific Valuation Allowance	Net Investment in TDRs	Recorded Investment in TDRs	Specific Valuation Allowance	Net Investment in TDRs
With a recorded allowance:
One- to four-family	$61	$7	$54	$72	$9	$63
Home equity	$111	$51	$60	$111	$52	$59
Without a recorded allowance:(1)
One- to four-family	$185	$—	$185	$214	$—	$214
Home equity	$84	$—	$84	$91	$—	$91
Total:
One- to four-family	$246	$7	$239	$286	$9	$277
Home equity	$195	$51	$144	$202	$52	$150

(1)	Represents loans where the discounted cash flow analysis or collateral value is equal to or exceeds the recorded investment in the loan.
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
The following table shows loans modified as TDRs by delinquency category at December 31, 2016 and 2015 (dollars in millions):

	Modifications Current	Modifications 30-89 Days Delinquent	Modifications 90-179 Days Delinquent	Modifications 180+ Days Delinquent	Total Recorded Investment in Modifications(1)
December 31, 2016
One- to four-family	$127	$8	$4	$14	$153
Home equity	141	8	3	11	163
Total	$268	$16	$7	$25	$316
December 31, 2015
One- to four-family	$138	$11	$5	$16	$170
Home equity	139	8	6	11	164
Total	$277	$19	$11	$27	$334

(1)	Includes loans modified as TDRs that also had received a bankruptcy notification of $44 million and $42 million at December 31, 2016 and 2015, respectively.

E*TRADE | 2016 10-K                                         124

The following table shows loans modified as TDRs and the specific valuation allowance by loan portfolio as well as the percentage of total expected losses at December 31, 2016 and 2015 (dollars in millions):

	Recorded Investment in Modifications before Charge-offs	Charge-offs	Recorded Investment in Modifications	Specific Valuation Allowance	Net Investment in Modifications	Specific Valuation Allowance as a % of Modifications	Total Expected Losses
December 31, 2016
One- to four-family	$198	$(45)	$153	$(7)	$146	4%	26%
Home equity	271	(108)	163	(51)	112	31%	59%
Total	$469	$(153)	$316	$(58)	$258	18%	45%
December 31, 2015
One- to four-family	$216	$(46)	$170	$(9)	$161	5%	25%
Home equity	284	(120)	164	(52)	112	32%	61%
Total	$500	$(166)	$334	$(61)	$273	18%	45%
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
The vast majority of the Company’s loans modified as TDRs include an interest rate reduction in combination with another type of concession. The Company prioritizes the interest rate reduction modifications in combination with the other modification categories. Each class is mutually exclusive in that if a modification had an interest rate reduction with an extension and other modification, the modification would only be presented in the extension column in the table below. The following tables provide the number of loans and post-modification balances immediately after being modified by major class during the years ended December 31, 2016, 2015 and 2014 (dollars in millions):

	Year Ended December 31, 2016
		Interest Rate Reduction
	Number of Loans	Principal Forgiven	Principal Deferred	Re-age/ Extension/ Interest Capitalization	Other with Interest Rate Reduction	Other(1)	Total
One- to four-family	47	$1	$—	$8	$2	$7	$18
Home equity	518	—	—	8	3	25	36
Total	565	$1	$—	$16	$5	$32	$54

E*TRADE | 2016 10-K                                         125

	Year Ended December 31, 2015
		Interest Rate Reduction
	Number of Loans	Principal Forgiven	Principal Deferred	Re-age/ Extension/ Interest Capitalization	Other with Interest Rate Reduction	Other(1)	Total
One- to four-family	34	$—	$1	$9	$—	$3	$13
Home equity	367	—	—	3	2	19	24
Total	401	$—	$1	$12	$2	$22	$37

	Year Ended December 31, 2014
		Interest Rate Reduction
	Number of Loans	Principal Forgiven	Principal Deferred	Re-age/ Extension/ Interest Capitalization	Other with Interest Rate Reduction	Other	Total
One- to four-family	64	$1	$—	$11	$2	$6	$20
Home equity	195	—	—	4	2	9	15
Total	259	$1	$—	$15	$4	$15	$35

(1)
Includes TDRs that resulted from a loan modification program being offered to a subset of borrowers with HELOCs whose original loan terms provided the borrowers the option to accelerate their date of conversion to amortizing loans. As certain terms of the Company's offer represented economic concessions, such as longer amortization periods than were in the original loan agreements, to certain borrowers experiencing financial difficulty, this program resulted in $15 million and $14 million of TDRs during the years ended December 31, 2016 and 2015, respectively.

The Company considers modifications that become 30 days past due to have experienced a payment default. The following table shows the recorded investment in modifications that experienced a payment default within 12 months after the modification for the years ended December 31, 2016, 2015 and 2014 (dollars in millions):

	Year Ended December 31,
	2016		2015		2014
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
One- to four-family(1)	20	$6	7	$3	27	$9
Home equity(2)(3)	63	5	90	5	55	3
Total	83	$11	97	$8	82	$12

(1)
For the years ended December 31, 2016, 2015, and 2014, $1 million, less than $1 million and $1 million, respectively, of the recorded investment in one- to four-family loans had a payment default in the trailing 12 months that was classified as current.

(2)
For the years ended December 31, 2016, 2015, and 2014, $2 million, $3 million and $1 million, respectively, of the recorded investment in home equity loans had a payment default in the trailing 12 months that was classified as current.

(3)	The majority of these home equity modifications during the year ended December 31, 2015 experienced servicer transfers during this same period.

E*TRADE | 2016 10-K                                         126

NOTE 9—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The Company enters into derivative transactions primarily to protect against interest rate risk on the value of certain assets, liabilities and future cash flows. Each derivative instrument is recorded on the consolidated balance sheet at fair value as a freestanding asset or liability. The following table summarizes the fair value of derivatives as reported in the consolidated balance sheet at December 31, 2016 and 2015 (dollars in millions):

		Fair Value
	Notional	Asset(1)	Liability(2)	Net(3)
December 31, 2016
Interest rate contracts:
Fair value hedges	$3,862	$165	$(31)	$134
Total derivatives designated as hedging instruments(4)	$3,862	$165	$(31)	$134
December 31, 2015
Interest rate contracts:
Fair value hedges	$2,204	$10	$(55)	$(45)
Total derivatives designated as hedging instruments(4)	$2,204	$10	$(55)	$(45)

(1)	Reflected in the other assets line item on the consolidated balance sheet.

(2)	Reflected in the other liabilities line item on the consolidated balance sheet.

(3)	Represents net fair value of derivative instruments for disclosure purposes only.

(4)	All derivatives were designated as hedging instruments at December 31, 2016 and 2015.
Cash Flow Hedges
The Company terminated $4.4 billion of legacy wholesale funding obligations during the third quarter of 2015 along with the cash flow hedges used to hedge the forecasted transactions related to these obligations. As the Company's intent changed and the hedged forecasted transactions became probable of not occurring, the Company reclassified $370 million of pre-tax losses on cash flow hedges from accumulated other comprehensive loss into earnings during the year ended December 31, 2015. See Note 14—Other Borrowings for additional information.
Fair Value Hedges
Fair value hedges are used to offset exposure to changes in value of certain fixed-rate assets and liabilities. Fair value hedges are accounted for by recording the fair value of the derivative instrument and the fair value of the asset or liability being hedged on the consolidated balance sheet. Changes in the fair value of both the derivative instruments and the underlying assets or liabilities are recognized in the gains (losses) on securities and other, net line item in the consolidated statement of income. To the extent that the hedge is ineffective, the changes in the fair values will not offset and the difference, or hedge ineffectiveness, is reflected in the gains (losses) on securities and other, net line item in the consolidated statement of income.
Hedge accounting is discontinued for fair value hedges if a derivative instrument is sold, terminated or otherwise de-designated. If fair value hedge accounting is discontinued, the previously hedged item is no longer adjusted for changes in fair value through the consolidated statement of income and the cumulative net gain or loss on the hedged asset or liability at the time of de-designation is amortized to interest income or interest expense using the effective interest method over the expected remaining life of the hedged item. Changes in the fair value of the derivative instruments after de-designation of fair value hedge accounting are recorded in the gains (losses) on securities and other, net line item in the consolidated statement of income.
The following table summarizes the effect of interest rate contracts designated as fair value hedges and related hedged items on the consolidated statement of income for the years ended December 31, 2016, 2015 and 2014 (dollars in millions):

E*TRADE | 2016 10-K                                         127

	Year Ended December 31,
	2016			2015
	Hedging Instrument	Hedged Item	Hedge Ineffectiveness(1)	Hedging Instrument	Hedged Item	Hedge Ineffectiveness(1)
Agency debentures	$28	$(32)	$(4)	$(3)	$3	$—
Agency mortgage-backed securities	42	(44)	(2)	(4)	3	(1)
Total gains (losses) included in earnings	$70	$(76)	$(6)	$(7)	$6	$(1)

	Year Ended December 31,
	2014
	Hedging Instrument	Hedged Item	Hedge Ineffectiveness(1)
Agency debentures	$(100)	$91	$(9)
Agency mortgage-backed securities	(33)	32	(1)
Total gains (losses) included in earnings	$(133)	$123	$(10)

(1)	Reflected in the gains (losses) on securities and other, net line item on the consolidated statement of income.
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
The Company considered the impact of credit risk on the fair value measurement for derivative instruments, particularly those in net liability positions to counterparties, to be mitigated by the enforcement of credit support agreements, and the collateral requirements therein. The Company pledged approximately $20 million of its mortgage-backed securities as collateral related to its derivative contracts in net liability positions to counterparties at December 31, 2016.
The Company’s credit risk analysis for derivative instruments also considered the credit loss exposure on derivative instruments in net asset positions. During the year ended December 31, 2016, the consideration of counterparty credit risk did not result in an adjustment to the valuation of the Company’s derivative instruments.
Impact on Liquidity
In the normal course of business, collateral requirements contained in the Company’s derivative contracts are enforced by the Company and its counterparties. Upon enforcement of the collateral requirements, the amount of collateral requested is typically based on the net fair value of all derivative instruments with the counterparty; that is derivative assets net of derivative liabilities at the counterparty level. If the Company were to be in violation of certain provisions of the derivative contracts, the counterparties to the derivative instruments could request payment or collateralization on the derivative instruments. The Company expects such requests would be based on the fair value of derivative assets net of derivative liabilities at the counterparty level. The fair value of derivative instruments in net liability positions at the counterparty level was $6 million at December 31, 2016. The fair value of the Company’s mortgage-backed securities pledged as collateral related to derivative contracts in net liability positions to counterparties, was $20 million at December 31, 2016, which exceeded derivative instruments in net liability positions at the counterparty level by $14 million.

E*TRADE | 2016 10-K                                         128

NOTE 10—PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following assets at December 31, 2016 and 2015 (dollars in millions):

	December 31, 2016			December 31, 2015
	Gross Amount	Accumulated Depreciation and Amortization	Net Amount	Gross Amount	Accumulated Depreciation and Amortization	Net Amount
Software	$449	$(355)	$94	$468	$(388)	$80
Leasehold improvements	119	(97)	22	116	(91)	25
Equipment	133	(92)	41	127	(84)	43
Buildings	72	(30)	42	72	(28)	44
Furniture and fixtures	19	(17)	2	22	(20)	2
Land	3	—	3	3	—	3
Construction in progress(1)	35	—	35	39	—	39
Total	$830	$(591)	$239	$847	$(611)	$236

(1)	Construction in progress includes software in the process of development of $22 million at both December 31, 2016 and 2015.
Depreciation and amortization expense related to property and equipment was $79 million, $81 million and $78 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Software includes capitalized internally developed software costs of $46 million, $42 million and $27 million for the years ended December 31, 2016, 2015 and 2014, respectively. Amortization of completed and in-service software was $36 million, $41 million and $47 million for the years ended December 31, 2016, 2015 and 2014, respectively.
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
The obligation for future minimum lease payments and minimum sublease proceeds to be received under this lease is as follows (dollars in millions):

	Obligation for Minimum Lease Payments	Minimum Sublease Proceeds
Years ending December 31,
2017	$4	$(3)
2018	5	(3)
2019	5	(3)
2020	5	(3)
2021	5	(3)
Thereafter	14	(3)
Total	$38	$(18)

E*TRADE | 2016 10-K                                         129

NOTE 11—GOODWILL AND OTHER INTANGIBLES, NET
Goodwill
At December 31, 2016 and 2015 the Company had goodwill of $2.4 billion and $1.8 billion, respectively. The increase as of December 31, 2016 was the result of $578 million in goodwill recognized in connection with the OptionsHouse acquisition. See Note 2—Business Acquisition for additional information.
Goodwill is evaluated for impairment on an annual basis as of November 30 and in interim periods when events or changes indicate the carrying value may not be recoverable. There were no impairments to the carrying value of the Company’s goodwill during the years ended December 31, 2016, 2015 and 2014.
As a result of the changes that drove the update in the Company's segment reporting structure in 2016, the Company no longer has separate reporting units. For the year ended December 31, 2016, the Company elected to perform a qualitative analysis to determine whether it was more likely than not that the fair value of its equity was less than the carrying value. As a result of this assessment, the Company determined that it was not necessary to perform a quantitative impairment test and concluded that its goodwill was not impaired at December 31, 2016.
For the year ended December 31, 2015, the Company elected to perform a quantitative analysis for the retail brokerage reporting unit, to which all of its $1.8 billion of goodwill was allocated, to determine whether the fair value was less than the carrying value. As a result of this assessment, the Company concluded that its goodwill was not impaired at December 31, 2015.
At both December 31, 2016 and 2015, goodwill was net of accumulated impairment losses of $243 million.
Other Intangibles, Net
At December 31, 2016 and 2015, the Company had other intangible assets of $320 million and $174 million, respectively. The increase as of December 31, 2016 was the result of $169 million in other intangible assets recognized in connection with the OptionsHouse acquisition. See Note 2—Business Acquisition for additional information.
The following table outlines the Company's other intangible assets with finite lives (dollars in millions):

	December 31, 2016
	Weighted Average Original Useful Life (Years)	Weighted Average Remaining Useful Life (Years)	Gross Amount	Accumulated Amortization	Net Amount
Customer relationships	18	11	553	(281)	272
Technology	7	7	48	(2)	46
Trade name	2	2	3	(1)	2
Total			$604	$(284)	$320

	December 31, 2015
	Weighted Average Original Useful Life (Years)	Weighted Average Remaining Useful Life (Years)	Gross Amount	Accumulated Amortization	Net Amount
Customer relationships	20	10	$435	$(261)	$174

E*TRADE | 2016 10-K                                         130

Customer relationship intangibles are amortized on an accelerated basis, while technology and trade name intangibles are amortized on a straight-line basis. Assuming no future impairments of other intangibles or additional acquisitions or dispositions, the following table presents the Company's future annual amortization expense (dollars in millions):

Years ending December 31,
2017	$36
2018	40
2019	39
2020	37
2021	35
Thereafter	133
Total future amortization expense	$320
NOTE 12—RECEIVABLES FROM AND PAYABLES TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS
Receivables from and payables to brokers, dealers and clearing organizations consist of the following (in millions):

	December 31,
	2016	2015
Receivables:
Securities borrowed	$774	$120
Receivables from clearing organizations	231	341
Other	51	59
Total	$1,056	$520

Payables:
Securities loaned	$926	$1,535
Payables to clearing organizations	7	8
Other	50	33
Total	$983	$1,576
NOTE 13—DEPOSITS
Deposits are summarized as follows (dollars in millions):

	Amount		Weighted-Average Rate
	December 31,		December 31,
	2016	2015	2016	2015
Sweep deposits	$26,362	$24,018	0.01%	0.01%
Savings deposits	3,185	3,357	0.01%	0.01%
Other deposits(1)	2,135	2,070	0.03%	0.03%
Total deposits(2)	$31,682	$29,445	0.01%	0.01%

(1)	Includes checking deposits, money market and time deposits.

(2)	As of December 31, 2016 and 2015, the Company had $177 million and $173 million in non-interest bearing deposits, respectively.

E*TRADE | 2016 10-K                                         131

NOTE 14—OTHER BORROWINGS
Other borrowings at December 31, 2016 and 2015 are summarized as follows (dollars in millions):

	December 31,
	2016	2015
Trust preferred securities(1)	$409	$409
Repurchase agreements(2)	—	82
Total other borrowings	$409	$491

(1)	The Company's TRUPs begin maturing in 2031.

(2)	The maximum amount at any month end for repurchase agreements was $3.8 billion for the year ended December 31, 2015.
The Company terminated $4.4 billion of legacy wholesale funding obligations during 2015. In connection with this termination, the Company recorded a pre-tax charge of $413 million in the consolidated statement of income, including $43 million in the losses on early extinguishment of debt, net line item, and $370 million in the gains (losses) on securities and other, net line item that was reclassified from accumulated other comprehensive loss attributable to cash flow hedges.
Prior to 2008, ETB Holdings, Inc. (ETBH) raised capital through the formation of trusts, which sold TRUPs in the capital markets. The capital securities must be redeemed in whole at the due date, which is generally 30 years after issuance. Each trust issued Cumulative Preferred Securities, commonly referred to as TRUPs, at par with a liquidation amount of $1,000 per capital security. The trusts used the proceeds from the sale of issuances to purchase Junior Subordinated Debentures (subordinated debentures) issued by ETBH, which guarantees the trust obligations and contributed proceeds from the sale of its subordinated debentures to E*TRADE Bank in the form of a capital contribution. The most recent issuance of TRUPs occurred in 2007.
During 2015, the Company redeemed approximately $19 million of TRUPs in advance of maturity and recorded a net gain on early extinguishment of debt of approximately $4 million.
The face values of outstanding trusts at December 31, 2016 are shown below (dollars in millions):

Trusts	Face Value	Maturity Date	Annual Interest Rate
ETBH Capital Trust I	20	2031	3.75% above 6-month LIBOR
ETBH Capital Trust V, VI, VIII	51	2032	3.25%-3.65% above 3-month LIBOR
ETBH Capital Trust VII, IX—XII	65	2033	3.00%-3.30% above 3-month LIBOR
ETBH Capital Trust XIII—XVIII, XX	77	2034	2.45%-2.90% above 3-month LIBOR
ETBH Capital Trust XIX, XXI, XXII	60	2035	2.20%-2.40% above 3-month LIBOR
ETBH Capital Trust XXIII—XXIV	45	2036	2.10% above 3-month LIBOR
ETBH Capital Trust XXV—XXX	96	2037	1.90%-2.00% above 3-month LIBOR
Total	$414
External Lines of Credit maintained at E*TRADE Securities
E*TRADE Securities' external liquidity lines total approximately $1.1 billion as of December 31, 2016 and include the following:

•	A 364-day, $400 million senior unsecured committed revolving credit facility with a syndicate of banks that matures in June 2017

•	Secured committed lines of credit with two unaffiliated banks, aggregating to $175 million with a maturity date of June 2017

•	Unsecured uncommitted lines of credit with two unaffiliated banks aggregating to $100 million, of which $75 million is scheduled to mature in June 2017 and the remaining line has no maturity date

E*TRADE | 2016 10-K                                         132

•	Secured uncommitted lines of credit with several unaffiliated banks aggregating to $375 million with no maturity date
The revolving credit facility contains maintenance covenants related to E*TRADE Securities' minimum consolidated tangible net worth and regulatory net capital ratio. There were no outstanding balances for these lines at December 31, 2016.
NOTE 15—CORPORATE DEBT
Corporate debt at December 31, 2016 and 2015 is outlined in the following table (dollars in millions):

	Face Value	Discount	Net
December 31, 2016
Interest-bearing notes:
5 3/8% Notes, due 2022	$540	$(5)	$535
4 5/8% Notes, due 2023	460	(4)	456
Total interest-bearing notes	1,000	(9)	991
Non-interest-bearing debt:
0% Convertible debentures, due 2019	3	—	3
Total corporate debt	$1,003	$(9)	$994

December 31, 2015
Interest-bearing notes:
5 3/8% Notes, due 2022	$540	$(6)	$534
4 5/8% Notes, due 2023	460	(5)	455
Total interest-bearing notes	1,000	(11)	989
Non-interest-bearing debt:
0% Convertible debentures, due 2019	8	—	8
Total corporate debt	$1,008	$(11)	$997
5 3/8% Notes
In November 2014, the Company issued an aggregate principal amount of $540 million in 5 3/8% Senior Notes, due November 2022. Interest is payable semi-annually and the notes may be called by the Company in whole or in part at any time (1) before November 15, 2017, at a redemption price equal to 100% of their principal amount plus the applicable "make-whole" premium, and (2) on or after November 15, 2017, at specified redemption prices, which decline over time. The Company used the net proceeds from the issuance of the 5 3/8% Notes, along with approximately $460 million of existing corporate cash, to redeem all of its outstanding 6 3/4% Notes and 6% Notes, including paying the associated redemption premiums of $54 million, accrued interest and related fees and expenses. The Company recorded $59 million in losses on early extinguishment of debt related to the redemption of the 6 3/4% Notes and 6% Notes for the year ended December 31, 2014.
4 5/8% Notes
In March 2015, the Company issued an aggregate principal amount of $460 million in 4 5/8% Senior Notes due September 2023. Interest is payable semi-annually and the notes may be called by the Company in whole or in part at any time (1) before March 15, 2018, at a redemption price equal to 100% of their principal amount plus the applicable "make-whole" premium, and (2) on or after March 15, 2018, specified redemption prices, which decline over time. The Company used the net proceeds from the issuance of the 4 5/8% Notes, along with approximately $432 million of existing corporate cash to redeem all of the outstanding 6 3/8% Notes including paying the associated redemption premiums of $68 million, accrued interest and related fees and expenses. This resulted in $73 million in losses on early extinguishment of debt for the year ended December 31, 2015.

E*TRADE | 2016 10-K                                         133

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
During the years ended December 31, 2016 and 2015, $5 million and $30 million of the Company’s convertible debentures were converted into 0.5 million and 2.9 million shares of common stock, respectively. At December 31, 2016, a cumulative total of $1.7 billion of the Class A convertible debentures and $2 million of the Class B convertible debentures had been converted into 168.0 million shares and 0.1 million shares, respectively, of the Company’s common stock.
Credit Facility
In November 2014, the Company entered into a $200 million senior secured revolving credit facility and in February of 2015, entered into an amendment to increase commitments thereunder by $50 million. At December 31, 2016, there was no outstanding balance under the revolving credit facility and available capacity for borrowings was $250 million. The credit facility expires in November 2017. The Company has the ability to borrow against the credit facility for working capital and general corporate purposes. The credit facility contains certain maintenance covenants, including the requirement for the parent company to maintain unrestricted cash of $100 million. In September 2015, the Company entered into an amendment to its senior secured revolving credit facility, which reduced or removed certain covenants and other restrictions on the Company pursuant to the terms of the amendment.
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
Corporate Debt Covenants
The Company’s corporate debt and credit facility described above have terms which include financial maintenance covenants. At December 31, 2016, the Company was in compliance with all such maintenance covenants.

E*TRADE | 2016 10-K                                         134

Future Maturities of Corporate Debt
Scheduled principal payments of corporate debt at December 31, 2016 were as follows (dollars in millions):

Years ending December 31,
2017	$—
2018	—
2019	3
2020	—
2021	—
Thereafter	1,000
Total future principal payments of corporate debt	1,003
Unamortized discount	(9)
Total corporate debt	$994
NOTE 16—INCOME TAXES
The components of income tax expense (benefit) for the years ended December 31, 2016, 2015 and 2014 were as follows (dollars in millions):

	Year Ended December 31,
	2016	2015	2014
Current income tax expense (benefit):
Federal	$—	$(5)	$—
State	3	(5)	4
Foreign	2	5	—
Total current	5	(5)	4
Deferred income tax expense (benefit):
Federal	285	(145)	152
State	(10)	(31)	3
Foreign	—	—	—
Total deferred	275	(176)	155
Non-current income tax expense(1)	6	4	—
Income tax expense (benefit)	$286	$(177)	$159

(1)	Non-current income tax expense primarily relates to amortization for investments in qualified affordable housing projects recognized under the proportional amortization method.
The following table presents the components of income before income tax expense (benefit) for the years ended December 31, 2016, 2015 and 2014 (dollars in millions):

	Year Ended December 31,
	2016	2015	2014
Domestic	$845	$84	$438
Foreign	(7)	7	14
Income before income tax expense (benefit)	$838	$91	$452

E*TRADE | 2016 10-K                                         135

Unrecognized Tax Benefits
The following table provides a reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2016, 2015, and 2014 (dollars in millions):

	Year Ended December 31,
	2016	2015	2014
Unrecognized tax benefits, beginning of period	$29	$330	$333
Additions based on tax positions related to prior years	1	5	12
Additions based on tax positions related to current year	4	2	—
Reductions based on tax positions related to prior years	(3)	(304)	(14)
Settlements with taxing authorities	(1)	(3)	—
Statute of limitations lapses	(2)	(1)	(1)
Unrecognized tax benefits, end of period	$28	$29	$330
The unrecognized tax benefits decreased $1 million to $28 million during the year ended December 31, 2016. At December 31, 2016, the Company had $18 million, net of federal benefits, of unrecognized tax benefits that, if recognized, would favorably impact the effective income tax rate in future periods. In 2015, the Company settled the IRS examination of its 2007, 2009 and 2010 federal tax returns. As a result, the Company released $303 million of reserves related to the uncertain tax positions in 2015. During 2009, the Company incurred a loss on the exchange of $1.7 billion interest-bearing corporate debt for non-interest-bearing convertible debentures. The uncertain tax positions were primarily related to whether certain components of that loss were considered deductible or non-deductible for tax purposes.
The following table summarizes the tax years that are either currently under examination or remain open under the statute of limitations and subject to examination by the major tax jurisdictions in which the Company operates:

Jurisdiction	Open Tax Years
Hong Kong	2010-2016
United Kingdom	2014-2016
United States	2013-2016
Various states(1)	2008-2016

(1)	Major state tax jurisdictions include California, Georgia, Illinois, New Jersey, New York and Virginia.
It is reasonably possible that the Company's unrecognized tax benefits could be reduced by as much as $7 million within the next twelve months as a result of settlements of certain examinations or expiration of statutes of limitations.
The Company recognizes interest and penalties, if any, related to income tax matters in income tax expense. The Company has total reserves for interest and penalties of $10 million and $13 million as of December 31, 2016 and 2015, respectively. Tax expense for the year ended December 31, 2016 included a $3 million net benefit related to the reduction of interest and penalties, which was primarily due to state settlements with tax authorities and the expiration of statutes of limitations.
Deferred Taxes and Valuation Allowances
Deferred income taxes are recorded when revenues and expenses are recognized in different periods for financial statement and tax return purposes. The temporary differences and tax carryforwards that created deferred tax assets and deferred tax liabilities at December 31, 2016 and 2015 are summarized in the following table (dollars in millions):

E*TRADE | 2016 10-K                                         136

	December 31,
	2016	2015
Deferred tax assets:
Net operating losses	$676	$782
Reserves and allowances, net	335	482
Mark to market	160	158
Deferred compensation	43	44
Tax credits	55	44
Basis differences in investments	14	10
Other	26	28
Total deferred tax assets	1,309	1,548
Valuation allowance	(35)	(82)
Total deferred tax assets, net of valuation allowance	1,274	1,466
Deferred tax liabilities:
Depreciation and amortization	(518)	(433)
Total deferred tax liabilities	(518)	(433)
Net deferred tax assets, net	$756	$1,033
The Company is required to establish a valuation allowance for deferred tax assets and record income tax expense if it is determined, based on evaluation of available evidence at the time the determination is made, that it is more likely than not that some or all of the deferred tax assets will not be realized. If the Company were to conclude that a valuation allowance was required, the resulting loss could have a material adverse effect on its financial condition and results of operations. At December 31, 2016, the Company had $1.5 billion of gross federal net operating losses, which will begin to expire in approximately 11 years. The decrease in the net operating losses deferred tax asset was primarily driven by current year earnings. At December 31, 2016, the Company had no valuation allowance against its federal deferred tax assets.
The Company’s evaluation of the need for a valuation allowance focused on identifying significant, objective evidence that it will be able to realize its deferred tax assets in the future. The Company determined that its expectations regarding future earnings are objectively verifiable due to various factors. One factor is the consistent profitability of the Company’s core business, which has generated substantial income for each of the last 13 years, including through uncertain economic and regulatory environments. The core business is driven by brokerage customer activity and includes trading, brokerage related cash, margin lending, retirement and investing, and other brokerage related activities. These activities drive variable expenses that correlate to the volume of customer activity, which has resulted in stable, ongoing profitability. Another factor is the sustained profitability of the bank structure driven by various credit loss mitigation activities and improving economic conditions that benefited our loan portfolio, and monetizing brokerage relationships by investing stable, low-cost deposits primarily in agency mortgage-backed securities.
The Company's valuation allowance for deferred tax assets decreased $47 million to $35 million at December 31, 2016. Effective January 1, 2016, the Company elected to treat its broker-dealers, E*TRADE Securities and E*TRADE Clearing, as single member LLCs for tax purposes. The election to be treated as single member LLCs and future taxable income projections at the combined broker-dealer will result in the utilization of certain state deferred tax assets, primarily state NOLs, against which the Company had recorded valuation allowances. Accordingly, the Company recognized a tax benefit of $25 million for the year ended December 31, 2016.
The principal components of the deferred tax assets for which a valuation allowance has been established include the following state and foreign country net operating loss carryforwards which have a limited carryforward period:

•
At December 31, 2016, the Company had gross foreign country net operating loss carryforwards of $74 million. The foreign net operating losses represent the foreign tax loss carryforwards in numerous foreign countries, the vast majority of which are not subject to expiration. At December 31, 2016, the Company had total foreign deferred tax assets, net of federal benefit, of approximately $18 million. In

E*TRADE | 2016 10-K                                         137

most of these foreign countries, the Company has historical tax losses; accordingly, the Company has provided a valuation allowance of $17 million against such deferred tax assets at December 31, 2016.

•
At December 31, 2016, the Company had gross state net operating loss carryforwards that expire between 2017 and 2035 in several states of $3.1 billion, most of which are subject to change by corresponding changes in apportionment. At December 31, 2016, the Company had total state deferred tax assets, net of federal benefit, of approximately $138 million that related to the Company's state net operating loss carryforwards and temporary differences with a valuation allowance of $18 million against such deferred tax assets.

The Company does not intend to permanently reinvest any undistributed earnings and profits in foreign subsidiaries. As a result, the Company has fully recorded income taxes on those earnings at December 31, 2016.
Effective Tax Rate
The effective tax rate differed from the federal statutory rate as summarized in the following table for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	3.9	0.2	2.0
Difference between statutory rate and foreign effective tax rate	0.2	(2.4)	(1.0)
Tax exempt income	(0.1)	(0.5)	(0.1)
Disallowed executive compensation	0.2	6.5	0.6
Change in valuation allowances	(5.5)	0.1	2.2
Tax credits	(0.7)	(3.8)	(0.6)
Estimated reserve for uncertain tax positions	0.1	4.7	(0.3)
Deferred tax adjustments	1.3	3.5	(3.4)
Tax on undistributed earnings and profits in certain foreign subsidiaries	—	3.9	1.1
Settled IRS examination	—	(241.5)	—
Other	(0.3)	(0.4)	(0.3)
Effective tax rate	34.1%	(194.7)%	35.2%
NOTE 17—SHAREHOLDERS' EQUITY
The activity in shareholders’ equity during the year ended December 31, 2016 is summarized in the following table (dollars in millions):

	Preferred Stock	Common Stock / Additional Paid-In Capital	Accumulated Deficit / Other Comprehensive Loss	Total
Beginning balance, December 31, 2015	$—	$7,359	$(1,560)	$5,799
Net income	—	—	552	552
Net change from available-for-sale securities	—	—	(38)	(38)
Issuance of preferred stock	394	—	—	394
Repurchases of common stock	—	(452)	—	(452)
Other(1)	—	17	—	17
Ending balance, December 31, 2016	$394	$6,924	$(1,046)	$6,272

(1)	Other includes employee share-based compensation and conversions of convertible debentures.

E*TRADE | 2016 10-K                                         138

Accumulated Other Comprehensive Loss
The following tables present after-tax changes in each component of accumulated other comprehensive loss for the years ended December 31, 2016, 2015 and 2014 (dollars in millions):

	Available-for-Sale Securities(1)	Cash Flow Hedging Instruments	Foreign Currency Translation	Total
Balance, December 31, 2015	$(101)	$—	$2	$(99)
Other comprehensive loss before reclassifications	(5)	—	—	(5)
Amounts reclassified from accumulated other comprehensive loss	(33)	—	—	(33)
Net change	(38)	—	—	(38)
Balance, December 31, 2016	$(139)	$—	$2	$(137)

(1)
Includes unamortized unrealized pretax losses of approximately $8 million at December 31, 2016, related to available-for-sale securities that were transferred to held-to-maturity during the year ended December 31, 2016. See Note 7—Available-for-Sale and Held-to-Maturity Securities for additional information.

	Available-for-Sale Securities	Cash Flow Hedging Instruments	Foreign Currency Translation	Total
Balance, December 31, 2014	$7	$(261)	$5	$(249)
Other comprehensive loss before reclassifications	(84)	(10)	(3)	(97)
Amounts reclassified from accumulated other comprehensive loss	(24)	271	—	247
Net change	(108)	261	(3)	150
Balance, December 31, 2015	$(101)	$—	$2	$(99)

	Available-for-sale Securities	Cash Flow Hedging Instruments	Foreign Currency Translation	Total
Balance, December 31, 2013	$(160)	$(298)	$5	$(453)
Other comprehensive income (loss) before reclassifications	193	(39)	—	154
Amounts reclassified from accumulated other comprehensive loss	(26)	76	—	50
Net change	167	37	—	204
Balance, December 31, 2014	$7	$(261)	$5	$(249)

E*TRADE | 2016 10-K                                         139

The following tables present other comprehensive income (loss) activity and the related tax effect for the years ended December 31, 2016, 2015 and 2014 (dollars in millions):

	Year Ended December 31,
	2016			2015			2014
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
Other comprehensive income (loss)
Available-for-sale securities:
Unrealized gains (losses), net	$(10)	$5	$(5)	$(136)	$52	$(84)	$310	$(117)	$193
Reclassification into earnings, net	(53)	20	(33)	(39)	15	(24)	(42)	16	(26)
Net change from available-for-sale securities	(63)	25	(38)	(175)	67	(108)	268	(101)	167
Cash flow hedging instruments:
Unrealized losses, net	—	—	—	(17)	7	(10)	(68)	29	(39)
Reclassification into earnings, net	—	—	—	439	(168)	271	125	(49)	76
Net change from cash flow hedging instruments	—	—	—	422	(161)	261	57	(20)	37
Foreign currency translation losses, net	—	—	—	(3)	—	(3)	—	—	—
Other comprehensive income (loss)	$(63)	$25	$(38)	$244	$(94)	$150	$325	$(121)	$204
The following table presents the consolidated statement of income line items impacted by reclassifications out of accumulated other comprehensive loss for the years ended December 31, 2016, 2015 and 2014 (dollars in millions):

Accumulated Other Comprehensive Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Loss			Affected Line Items in the Consolidated Statement of Income
	Year Ended December 31,
	2016	2015	2014
Available-for-sale securities:
	$53	$39	$42	Gains (losses) on securities and other, net
	(20)	(15)	(16)	Income tax expense
	$33	$24	$26	Reclassification into earnings, net
Cash flow hedging instruments:
	$—	$(370)	$—	Gains (losses) on securities and other, net
	—	(69)	(125)	Interest expense
	—	(439)	(125)	Reclassification into earnings, before tax
	—	168	49	Income tax benefit
	$—	$(271)	$(76)	Reclassification into earnings, net
For additional information on the $370 million reclassification during year ended December 31, 2015, see Note 9—Derivative Instruments and Hedging Activities.
Issuance of Preferred Stock
On August 25, 2016, the Company issued 400,000 shares of Series A fixed-to-floating rate non-cumulative perpetual preferred stock for gross proceeds of $400 million. Net proceeds, after issuance cost, were approximately $394 million. The shares have a par value of $0.01 and a liquidation preference of $1,000 per share. Dividends are non-cumulative and, if declared, are payable semi-annually at a rate of 5.875% from the original issue date to, but excluding, September 15, 2026. Dividends thereafter are payable at a floating rate equal to the three-month U.S. dollar LIBOR on the related dividend determination date plus 4.435%. The Company used the proceeds of the issuance, along with existing corporate cash, to fund the acquisition of OptionsHouse. See Note 2—Business Acquisition for additional information.
As no preferred stock dividends were declared during the year ended December 31, 2016, the Company has not presented net income available to common shareholders on the consolidated statement of income.

E*TRADE | 2016 10-K                                         140

On February 2, 2017, the Board declared a dividend of $32.64 per share, or $13 million, to holders of record of the Series A Preferred stock as of February 28, 2017. The dividend will be paid on March 15, 2017.
Share Repurchases
On November 19, 2015, the Company announced that its Board of Directors authorized the repurchase of up to $800 million of shares of the Company's common stock through March 31, 2017. During the year ended December 31, 2016, the Company repurchased a total of $452 million, or 19.0 million shares, of common stock under this program which brings total repurchases to $502 million, or 20.6 million shares, since inception. As of December 31, 2016, $298 million remained available for additional repurchases. The Company accounts for share repurchases retired after repurchase by allocating the excess repurchase price over par to additional paid-in-capital.
NOTE 18—EARNINGS PER SHARE
The following table presents a reconciliation of basic and diluted earnings per share (in millions, except share data and per share amounts):

	Year Ended December 31,
	2016	2015	2014
Basic:
Net income	$552	$268	$293
Basic weighted-average shares outstanding (in thousands)	277,789	290,762	288,705
Basic earnings per share	$1.99	$0.92	$1.02
Diluted:
Net income	$552	$268	$293
Basic weighted-average shares outstanding (in thousands)	277,789	290,762	288,705
Effect of dilutive securities:
Weighted-average restricted stock and options issued to employees (in thousands)	872	1,429	1,399
Weighted-average convertible debentures (in thousands)	387	2,820	3,999
Diluted weighted-average shares outstanding (in thousands)	279,048	295,011	294,103
Diluted earnings per share	$1.98	$0.91	$1.00
For the years ended December 31, 2016, 2015 and 2014, the Company excluded less than 0.1 million, 0.1 million and 0.5 million shares, respectively, of stock options and restricted stock awards and units from the calculations of diluted earnings per share as the effect would have been anti-dilutive.

E*TRADE | 2016 10-K                                         141

NOTE 19—REGULATORY REQUIREMENTS
Broker-Dealer and FCM Capital Requirements
The Company’s U.S. broker-dealer subsidiaries are subject to the Uniform Net Capital Rule under the Securities Exchange Act of 1934 administered by the SEC and FINRA, which requires the maintenance of minimum net capital. The minimum net capital requirements can be met under either the Aggregate Indebtedness method or the Alternative method. Under the Aggregate Indebtedness method, a broker-dealer is required to maintain minimum net capital of the greater of 6 2/3% of its aggregate indebtedness, as defined, or a minimum dollar amount. Under the Alternative method, a broker-dealer is required to maintain net capital equal to the greater of $250,000 or 2% of aggregate debit balances arising from customer transactions. The method used depends on the individual U.S. broker-dealer subsidiary. As FCMs, the Company’s U.S. broker-dealer subsidiaries are also subject to CFTC net capital requirements, including the maintenance of adjusted net capital equal to or in excess of the greater of (1) $1,000,000 (2) the FCM's risk-based capital requirement, computed as 8% of the total risk margin requirements for all positions carried in customer and non-customer accounts, (3) the amount of adjusted net capital required by the NFA or (4) the amount of net capital required by the SEC's net capital rule. The Company’s international broker-dealer subsidiary is subject to capital requirements determined by its respective regulator.
At December 31, 2016 and 2015, all of the Company’s broker-dealer subsidiaries met minimum net capital requirements. The tables below summarize the minimum capital requirements and excess capital for the Company’s broker-dealer subsidiaries at December 31, 2016 and 2015 (dollars in millions):

	Required Net Capital	Net Capital	Excess Net Capital
December 31, 2016:
E*TRADE Securities(1)(2)	$158	$969	$811
OptionsHouse(3)	1	22	21
Other broker-dealer	—	21	21
Total	$159	$1,012	$853
December 31, 2015:
E*TRADE Clearing(2)	$161	$1,007	$846
E*TRADE Securities(1)	—	49	49
Other broker-dealers	1	15	14
Total	$162	$1,071	$909

(1)	Elected to use the Alternative method to compute required net capital. E*TRADE Securities' minimum net capital requirement was $250,000 as of December 31, 2015.

(2)
Effective October 1, 2016, E*TRADE Clearing was merged into E*TRADE Securities. E*TRADE Securities paid dividends of $208 million to the parent company during the year ended December 31, 2016 and $70 million in January 2017. E*TRADE Clearing paid dividends of $227 million to the parent company during the year ended December 31, 2016.

(3)
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

E*TRADE | 2016 10-K                                         142

company and its other non-bank subsidiaries are subject to various quantitative, arm’s length, collateralization and other requirements. E*TRADE Financial’s and E*TRADE Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.
Quantitative measures established by regulation to ensure capital adequacy require E*TRADE Financial and E*TRADE Bank to meet minimum Tier 1 leverage, common equity Tier 1 capital, Tier 1 risk-based capital and total risk-based capital ratios. Events beyond management's control, such as deterioration in credit markets, could adversely affect future earnings and E*TRADE Financial’s and E*TRADE Bank’s ability to meet future capital requirements. E*TRADE Financial and E*TRADE Bank were categorized as "well capitalized" under the regulatory framework for prompt corrective action for the periods presented in the table below (dollars in millions):

	December 31, 2016					December 31, 2015
	Actual		Well Capitalized Minimum Capital		Excess Capital	Actual		Well Capitalized Minimum Capital		Excess Capital
	Amount	Ratio	Amount	Ratio	Amount	Amount	Ratio	Amount	Ratio	Amount
E*TRADE Financial(1)
Tier 1 leverage	$3,610	7.8%	$2,316	5.0%	$1,294	$3,747	9.0%	$2,093	5.0%	$1,654
Common equity Tier 1 capital	$3,483	37.0%	$612	6.5%	$2,871	$3,747	39.3%	$620	6.5%	$3,127
Tier 1 risk-based capital	$3,610	38.3%	$754	8.0%	$2,856	$3,747	39.3%	$763	8.0%	$2,984
Total risk-based capital	$4,148	44.0%	$942	10.0%	$3,206	$4,186	43.9%	$954	10.0%	$3,232

	December 31, 2016					December 31, 2015
	Actual		Well Capitalized Minimum Capital		Excess Capital	Actual		Well Capitalized Minimum Capital		Excess Capital
	Amount	Ratio	Amount	Ratio	Amount	Amount	Ratio	Amount	Ratio	Amount
E*TRADE Bank(1)(2)
Tier 1 leverage	$3,132	8.8%	$1,786	5.0%	$1,346	$3,075	9.7%	$1,579	5.0%	$1,496
Common equity Tier 1 capital	$3,132	38.3%	$532	6.5%	$2,600	$3,075	36.5%	$548	6.5%	$2,527
Tier 1 risk-based capital	$3,132	38.3%	$655	8.0%	$2,477	$3,075	36.5%	$674	8.0%	$2,401
Total risk-based capital	$3,237	39.5%	$819	10.0%	$2,418	$3,185	37.8%	$842	10.0%	$2,343

(1)
The Basel III final rule introduces a capital conservation buffer that limits a banking organization’s ability to make capital distributions and discretionary bonus payments to executive officers if a banking organization fails to maintain a Common Equity Tier 1 capital conservation buffer of more than 2.5%, on a fully phased-in basis, of total risk-weighted assets above each of the following minimum risk-based capital ratio requirements: Common Equity Tier 1 capital (4.5%), Tier 1 (6.0%), and total risk-based capital (8.0%). This requirement was effective beginning on January 1, 2016, and will be fully phased-in by 2019. Certain new regulatory deductions and adjustments are subject to a phase-in period over a four year period, beginning at 40% in 2015 and fully implemented at 100% in 2018.

(2)	E*TRADE Bank paid dividends of $423 million to the parent company during the year ended December 31, 2016.

E*TRADE | 2016 10-K                                         143

NOTE 20—LEASE ARRANGEMENTS
The Company has non-cancelable operating leases for facilities through 2028. Future minimum lease payments and sublease proceeds under these leases with initial or remaining terms in excess of one year, including leases associated with restructuring activities, are as follows (dollars in millions):

Operating Lease Commitments
Years ending December 31,
2017	$26
2018	27
2019	24
2020	18
2021	17
Thereafter	26
Total future minimum lease payments	$138
Sublease proceeds	(2)
Net lease commitments	$136
Certain leases contain provisions for renewal options and rent escalations based on increases in certain costs incurred by the lessor. Rent expense, net of sublease income, was $24 million, $22 million and $21 million for the years ended December 31, 2016, 2015 and 2014, respectively. Rent expense, which is recorded in the occupancy and equipment line item in the consolidated statement of income, excludes costs related to leases associated with restructuring activities, which are recorded in the restructuring and acquisition-related activities line item in the consolidated statement of income.
On October 31, 2014, the Company executed a sale-leaseback transaction on its office located in Alpharetta, Georgia. As the transaction did not qualify for leaseback accounting, future minimum lease payments on the lease are not included above. See Note 10—Property and Equipment, Net for more information.
NOTE 21—COMMITMENTS, CONTINGENCIES AND OTHER REGULATORY MATTERS
Legal Matters
The Company reviews its lawsuits, regulatory inquiries and other legal proceedings on an ongoing basis and provides disclosure and records loss contingencies in accordance with the loss contingencies accounting guidance. The Company establishes an accrual for losses at management's best estimate when it assesses that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. The Company monitors these matters for developments that would affect the likelihood of a loss and the accrued amount, if any, and adjusts the amount as appropriate.
Litigation Matters
On October 27, 2000, Ajaxo, Inc. (Ajaxo) filed a complaint in the Superior Court for the State of California, County of Santa Clara. Ajaxo sought damages and certain non-monetary relief for the Company’s alleged breach of a non-disclosure agreement with Ajaxo pertaining to certain wireless technology that Ajaxo offered the Company as well as damages and other relief against the Company for their alleged misappropriation of Ajaxo’s trade secrets. Following a jury trial, a judgment was entered in 2003 in favor of Ajaxo against the Company for $1 million for breach of the Ajaxo non-disclosure agreement. Although the jury found in favor of Ajaxo on its claim against the Company for misappropriation of trade secrets, the trial court subsequently denied Ajaxo’s requests for additional damages and relief. On December 21, 2005, the California Court of Appeal affirmed the above-described award against the Company for breach of the nondisclosure agreement but remanded the case to the trial court for the limited purpose of determining what, if any, additional damages Ajaxo may be entitled to as a result of the jury’s previous finding in favor of Ajaxo on its claim against the Company for misappropriation of trade secrets. Although the Company paid

E*TRADE | 2016 10-K                                         144

Ajaxo the full amount due on the above-described judgment, the case was remanded back to the trial court, and on May 30, 2008, a jury returned a verdict in favor of the Company denying all claims raised and demands for damages against the Company. Following the trial court’s entry of judgment in favor of the Company on September 5, 2008, Ajaxo filed post-trial motions for vacating this entry of judgment and requesting a new trial. The trial court denied these motions. On December 2, 2008, Ajaxo filed a notice of appeal with the Court of Appeal of the State of California for the Sixth District. On August 30, 2010, the Court of Appeal affirmed the trial court’s verdict in part and reversed the verdict in part, remanding the case. The Company petitioned the Supreme Court of California for review of the Court of Appeal decision. On December 16, 2010, the California Supreme Court denied the Company’s petition for review and remanded for further proceedings to the trial court. The testimonial phase of the third trial in this matter concluded on June 12, 2012. By order dated May 28, 2014, the Court determined to conduct a second phase of this bench trial to allow Ajaxo to attempt to prove entitlement to additional royalties. Hearings in phase two of the trial concluded January 8, 2015. In a Judgment and Statement of Decision filed September 16, 2015, the Court denied all claims for royalties by Ajaxo. Ajaxo’s post-trial motions were denied. Ajaxo has appealed to the Court of Appeal, Sixth District. Briefing of this appeal is expected to conclude in August 2017. The Company will continue to defend itself vigorously.
On May 16, 2011, Droplets Inc., the holder of two patents pertaining to user interface servers, filed a complaint in the U.S. District Court for the Eastern District of Texas against E*TRADE Financial Corporation, E*TRADE Securities, E*TRADE Bank and multiple other unaffiliated financial services firms. Plaintiff contends that the defendants engaged in patent infringement under federal law. Plaintiff seeks unspecified damages and an injunction against future infringements, plus royalties, costs, interest and attorneys’ fees. On March 28, 2012, a change of venue was granted and the case was transferred to the United States District Court for the Southern District of New York. The Company's motion for summary judgment on the grounds of non-infringement was granted by the U.S. District Court in a Decision and Order dated March 9, 2015. All remaining claims are stayed pending resolution of issues on Droplet's remaining patents under review by the Patent Trial and Appeal Board (PTAB). On July 6, 2015, the PTAB instituted an inter partes review of plaintiff's '115 patent. A hearing on the inter partes review was conducted on March 14, 2016. On June 23, 2016, the PTAB deemed Droplets’ putative '115 patent to be “unpatentable.” In a separate proceeding, the PTAB has also separately deemed Droplets’ putative '838 patent to be “unpatentable.” Droplets has appealed to the Circuit Court of Appeals for the District of Columbia. The opening brief was filed on December 23, 2016 and briefing is expected to continue into April 2017. The Company will continue to defend itself vigorously in this matter.
Several cases have been filed nationwide involving the April 2007 leveraged buyout (LBO) of the Tribune Company (Tribune) by Sam Zell, and the subsequent bankruptcy of Tribune. In William Niese et al. v. A.G. Edwards et al., in Superior Court of Delaware, New Castle County, former Tribune employees and retirees claimed that Tribune was actually insolvent at the time of the LBO and that the LBO constituted a fraudulent transaction that depleted the plaintiffs’ retirement plans, rendering them worthless. E*TRADE Clearing, along with numerous other financial institutions, is a named defendant in this case. One of the defendants removed the action to federal district court in Delaware on July 1, 2011. In Deutsche Bank Trust Company Americas et al. v. Adaly Opportunity Fund et al., filed in the Supreme Court of New York, New York County on June 3, 2011, the Trustees of certain notes issued by Tribune allege wrongdoing in connection with the LBO. In particular the Trustees claim that the LBO constituted a constructive fraudulent transfer under various state laws. G1 Execution Services, LLC (formerly known as E*TRADE Capital Markets, LLC), along with numerous other financial institutions, is a named defendant in this case. In Deutsche Bank et al. v. Ohlson et al., filed in the U.S. District Court for the Northern District of Illinois, noteholders of Tribune asserted claims of constructive fraud and G1 Execution Services, LLC is a named defendant in this case. Under the agreement governing the sale of G1 Execution Services, LLC to Susquehanna International Group, LLP, the Company remains responsible for any resulting actions taken against G1 Execution Services, LLC as a result of such investigation. In EGI-TRB LLC et al. v. ABN-AMRO et al., filed in the Circuit Court of Cook County Illinois, creditors of Tribune assert fraudulent conveyance claims against multiple shareholder defendants and E*TRADE Clearing is a named defendant in this case. These cases have been consolidated into a multi-district litigation. The Company’s time to answer or otherwise respond to the complaints has been stayed pending further orders of the Court. On September 18, 2013, the Court entered the Fifth Amended Complaint. On September 23, 2013, the Court granted the defendants’ motion to dismiss the individual creditors’ complaint. The individual creditors filed a notice of appeal. The steering committees for plaintiffs and defendants have submitted a joint plan for the next phase of litigation. The next phase of the action will involve individual motions to dismiss. On April 22, 2014, the Court issued its

E*TRADE | 2016 10-K                                         145

protocols for dismissal motions for those defendants who were "mere conduits" who facilitated the transactions at issue. The motion to dismiss Count I of the Fifth Amended Complaint for failure to state a cause of action was fully briefed on July 2, 2014, and the parties await decision on that motion. The Litigation Trustee for the Plaintiffs dismissed all claims against E*TRADE Clearing pursuant to a Stipulation confirmed by the Court on June 7, 2016. All remaining claims involving E*TRADE S&P 500 Fund have been dismissed by order dated January 6, 2017. The order will become final unless the litigation Trustee appeals.
On April 30, 2013, a putative class action was filed by John Scranton, on behalf of himself and a class of persons similarly situated, against E*TRADE Financial Corporation and E*TRADE Securities in the Superior Court of California, County of Santa Clara, pursuant to the California procedures for a private Attorney General action. The complaint alleged that the Company misrepresented through its website that it would always automatically exercise options that were in-the-money by $0.01 or more on expiration date. Plaintiffs allege violations of the California Unfair Competition Law, the California Consumer Remedies Act, fraud, misrepresentation, negligent misrepresentation and breach of fiduciary duty. The case has been deemed complex within the meaning of the California Rules of Court, and a case management conference was held on September 13, 2013. The Company’s demurrer and motion to strike the complaint were granted by order dated December 20, 2013. The Court granted leave to amend the complaint. A second amended complaint was filed on January 31, 2014. On March 11, 2014, the Company moved to strike and for a demurrer to the second amended complaint. On October 20, 2014, the Court sustained the Company's demurrer, dismissing four counts of the second amended complaint with prejudice and two counts without prejudice. The plaintiffs filed a third amended complaint on November 10, 2014. The Company filed a third demurrer and motion to strike on December 12, 2014. By order dated March 18, 2015, the Superior Court entered a final order sustaining the Company's demurrer on all remaining claims with prejudice. Final judgment was entered in the Company's favor on April 8, 2015. Plaintiff filed a Notice of Appeal April 27, 2015. Briefing is scheduled to continue through 2017. The Company will continue to defend itself vigorously in this matter.
On March 26, 2015, a putative class action was filed in the U.S. District Court for the Northern District of California by Ty Rayner, on behalf of himself and all others similarly situated, naming E*TRADE Financial Corporation and E*TRADE Securities as defendants. The complaint alleges that E*TRADE breached a fiduciary duty and unjustly enriched itself in connection with the routing of its customers’ orders to various market-makers and exchanges. Plaintiff seeks unspecified damages, declaratory relief, restitution, disgorgement of payments received by the Company, and attorneys’ fees. On July 23, 2016, a putative class action was filed in the U.S. District Court for the Southern District of New York by Craig L. Schwab, on behalf of himself and others similarly situated, naming E*TRADE Financial Corporation, E*TRADE Securities LLC, and former Company executives as defendants. The complaint alleges that E*TRADE violated federal securities laws in connection with the routing of its customers’ orders to various market-makers and exchanges. Plaintiff seeks unspecified damages, declaratory relief, restitution, disgorgement of payments received by the Company, and attorneys’ fees. By stipulation, the Rayner case has been consolidated with the Schwab case and both matters are now venued in the Southern District of New York. E*TRADE has moved to dismiss the complaint in Rayner. E*TRADE moved to dismiss the Schwab case on January 11, 2017; and in response, the Schwab plaintiffs submitted an amended Complaint on February 10, 2017. The amended Schwab complaint asserts only two claims: violation of Section 10(b) of the Exchange Act by E*TRADE Securities LLC and E*TRADE Financial Corporation; and violation of Section 20(a) of the Exchange Act by E*TRADE's two most recent chief executive officers. The Company will continue to defend itself vigorously in these matters.
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

E*TRADE | 2016 10-K                                         146

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
The Company’s equity method, cost method and other investments are generally limited liability investments in partnerships, companies and other similar entities, including tax credit partnerships and community development entities, which are not required to be consolidated. The Company had $83 million in unfunded commitments with respect to these investments at December 31, 2016.
At December 31, 2016, the Company had approximately $23 million of certificates of deposit scheduled to mature in less than one year and approximately $18 million of unfunded commitments to extend credit.
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

E*TRADE | 2016 10-K                                         147

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
During the 30-year period prior to the redemption of the TRUPs, ETBH guarantees the accrued and unpaid distributions on these securities, as well as the redemption price of the securities and certain costs that may be incurred in liquidating, terminating or dissolving the trusts (all of which would otherwise be payable by the trusts). At December 31, 2016, management estimated that the maximum potential liability under this arrangement, including the current carrying value of the trusts, was equal to approximately $418 million or the total face value of these securities plus accrued interest payable, which may be unpaid at the termination of the trust arrangement.
NOTE 22—CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)
The following presents the parent company’s condensed statement of comprehensive income, balance sheet and statement of cash flows:
CONDENSED STATEMENT OF COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,
	2016	2015	2014
Dividends from subsidiaries(1)	$858	$859	$311
Other revenues	328	317	226
Total net revenue	1,186	1,176	537
Total non-interest expense	501	560	480
Income before income tax expense (benefit) and equity in income (loss) of consolidated subsidiaries	685	616	57
Income tax expense (benefit)	456	(287)	(88)
Equity in undistributed income (loss) of subsidiaries	323	(635)	148
Net income	552	268	293
Other comprehensive (loss) income	(38)	150	204
Comprehensive income	$514	$418	$497

(1)	Includes $423 million, $281 million and $300 million from E*TRADE Bank for the years ended 2016, 2015 and 2014, respectively.

E*TRADE | 2016 10-K                                         148

CONDENSED BALANCE SHEET
(In millions)

	December 31,
	2016	2015
ASSETS
Cash and equivalents	$416	$432
Property and equipment, net	148	156
Investment in consolidated subsidiaries(1)	6,523	5,434
Receivable from subsidiaries	38	57
Deferred tax assets, net	179	739
Other assets	153	173
Total assets	$7,457	$6,991
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Corporate debt	$994	$997
Other liabilities	191	195
Total liabilities	1,185	1,192
Total shareholders’ equity	6,272	5,799
Total liabilities and shareholders’ equity	$7,457	$6,991

(1)	Includes investment of $3,153 million and $3,181 million in E*TRADE Bank as of December 31, 2016 and 2015, respectively.

E*TRADE | 2016 10-K                                         149

CONDENSED STATEMENT OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$552	$268	$293
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48	44	38
Equity in undistributed (income) loss from subsidiaries	(323)	635	(148)
Losses on early extinguishment of debt	—	5	6
Other	564	(163)	(28)
Net cash provided by operating activities	841	789	161
Cash flows from investing activities:
Capital expenditures for property and equipment	(36)	(33)	(62)
Proceeds from sale of subsidiary	—	—	76
Cash contributions to subsidiaries	(766)	(147)	(29)
Other	16	—	—
Net cash used in investing activities	(786)	(180)	(15)
Cash flows from financing activities:
Net proceeds from issuance of senior notes	—	460	540
Payments on senior notes	—	(800)	(940)
Issuance of preferred stock	400	—	—
Repurchases of common stock	(452)	(50)	—
Other	(19)	(7)	68
Net cash provided by (used in) financing activities	(71)	(397)	(332)
Increase (decrease) in cash and equivalents	(16)	212	(186)
Cash and equivalents, beginning of period	432	220	406
Cash and equivalents, end of period	$416	$432	$220
Parent Company Guarantees
Guarantees are contingent commitments issued by the parent for the purpose of guaranteeing the financial obligations of a subsidiary to a third party. The financial obligations of the parent and the relevant subsidiary do not change by the existence of a parent guarantee. Rather, upon the occurrence of certain events, the guarantee shifts ultimate payment responsibility of an existing financial obligation from the relevant subsidiary to the parent company.
The parent issues guarantees for the settlement of foreign exchange transactions. If a subsidiary fails to deliver currency on the settlement date of a foreign exchange arrangement, the beneficiary third party may seek payment from the Company. Terms are undefined, and are governed by the terms of the underlying financial obligation. At December 31, 2016, no claims had been made against the parent for payment under these guarantees and thus, no obligations have been recorded. None of these guarantees are collateralized.

E*TRADE | 2016 10-K                                         150

NOTE 23—QUARTERLY DATA (UNAUDITED)
The information presented below reflects all adjustments, which, in the opinion of management, are of a normal and recurring nature necessary to present fairly the results of operations for the quarterly periods presented (dollars in millions, except per share amounts):

	2016				2015
	First	Second	Third	Fourth	First	Second	Third	Fourth
Total net revenue	$472	$474	$486	$509	$441	$429	$61	$439
Net income (loss)	$153	$133	$139	$127	$40	$292	$(153)	$89
Earnings (loss) per share:
Basic	$0.54	$0.48	$0.51	$0.46	$0.14	$1.01	$(0.53)	$0.31
Diluted	$0.53	$0.48	$0.51	$0.46	$0.14	$0.99	$(0.53)	$0.30
Net income in the first, second, third and fourth quarters of 2016 includes a pre-tax benefit to provision for loan losses of $34 million, $35 million, $62 million and $18 million, respectively.
Net income in the first quarter of 2015 includes a $73 million pre-tax loss on early extinguishment of debt related to the redemption of corporate debt. Net income in the second quarter of 2015 includes a $220 million income tax benefit resulting from the settlement of an IRS examination. Net income and revenue in the third quarter of 2015 were impacted by the reclassification from accumulated comprehensive loss of $370 million of losses related to cash flow hedges as a result of the termination of legacy wholesale funding obligations and net income was further impacted by a $39 million pre-tax loss on early extinguishment of debt, primarily related to the termination of the wholesale funding obligations. See Note 14—Other Borrowings, and Note 15—Corporate Debt for additional information.
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES

(a)
Based on an evaluation under the supervision and with the participation of our management, our Chief Executive Officer and our Chief Financial Officer have concluded that the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)
Management's Report on Internal Controls over Financial Reporting and the attestation report of our independent registered public accounting firm, Deloitte & Touche LLP, are included in Item 8. Financial Statements and Supplementary Data and are incorporated herein by reference.

(c)
There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2016, identified in connection with management's evaluation required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

E*TRADE | 2016 10-K                                         151

ITEM 9B.    OTHER INFORMATION
None.

E*TRADE | 2016 10-K                                         152

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference from the Company’s definitive proxy statement for its 2017 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2016 (the Proxy Statement).
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference from the Proxy Statement.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference from the Proxy Statement.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference from the Proxy Statement.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference from the Proxy Statement.

E*TRADE | 2016 10-K                                         153

PART IV

ITEM 15.    EXHIBITS

(a)	The following documents are filed as part of this report:

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

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of E*TRADE Financial Corporation (incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q filed on August 4, 2010).

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on May 11, 2012).

3.3
Certificate of Designations of Preferences and Rights of the Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series A of E*TRADE Financial Corporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on August 25, 2016).

3.4	Amended and Restated Bylaws of E*TRADE Financial Corporation (incorporated by reference to Exhibit 3.2 of the Company’s Form 10-Q filed on November 3, 2016).

4.1
Specimen of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Amendment No. 1 to the Company’s Registration Statement on Form S-1, Registration Statement No. 333-05525, filed on July 22, 1996).

4.2
Indenture dated August 25, 2009 between the Company and The Bank of New York Mellon, as Trustee, relating to the 0.00% Convertible Debentures due 2019 (includes form of note) (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on August 25, 2009).

4.3
Third Supplemental Indenture dated June 15, 2011, to the Indenture dated August 25, 2009, among the Company, the guaranteeing subsidiaries party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 0.00% Convertible Debentures due 2019 (incorporated by reference to Exhibit 4.5 of the Company’s Form 10-Q filed on August 4, 2011).

4.4
Senior Indenture dated November 14, 2012 between the Company and The Bank of New York Mellon Trust Company, N.A., as Trustee (includes form of note) (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on November 14, 2012).

4.5
Second Supplemental Indenture dated November 17, 2014, to the Senior Indenture dated November 14, 2012, between the Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 5.375% Senior Notes due 2022 (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on November 17, 2014).

4.6
Third Supplemental Indenture dated March 5, 2015, to the Senior Indenture dated November 14, 2012, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on March 5, 2015).

E*TRADE | 2016 10-K                                         154

Exhibit Number	Description
4.9
Certificate of Designations of Preferences and Rights of the Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series A of E*TRADE Financial Corporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on August 25, 2016).

4.10
Form of Certificate Evidencing Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series A of E*TRADE Financial Corporation (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on August 25, 2016).

†10.1
Master Service Agreement and Global Services Schedule, dated April 9, 2003, between E*TRADE Group, Inc. and ADP Financial Information Services, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on August 8, 2003).

†10.2
Global Amendment to the Master Services Agreement and Global Services Schedule, dated November 19, 2013, by and between Broadridge Securities Processing Solutions, Inc. (formerly known as ADP Financial Information Services, Inc.) and E*TRADE Group, Inc. now known as E*TRADE Financial Corporation (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-K filed on February 25, 2014).

10.3
Credit Agreement dated November 10, 2014 among the Company, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and Morgan Stanley Senior Funding, Inc., as Syndication Agent (incorporated by reference to Exhibit 4.7 of the Company’s Form 10-K filed on February 24, 2015).

10.4
Amendment No. 1 to Credit Agreement, dated as of September 16, 2015, among the Company, the lenders party thereto, J.P. Morgan Chase Bank, N.A., as Administrative Agent, and Morgan Stanley Senior Funding, Inc., as Syndication Agent (incorporated by reference to Exhibit 4.1 of the Company’s Form 10-Q filed on November 4, 2015).

10.5
364-Day Credit Agreement, dated as of June 26, 2015, among E*TRADE Clearing LLC, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, U.S. Bank National Association, as Syndication Agent, and J.P. Morgan Securities LLC and U.S. Bank National Association, as Joint Bookrunners and Joint Lead Arrangers (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q filed on August 5, 2015).

10.6
364-Day Credit Agreement, dated as of June 24, 2016, among E*TRADE Clearing LLC, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, U.S. Bank National Association, Industrial and Commercial Bank of China Limited, New York Branch, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Bank, National Association, as Syndication Agents, and J.P. Morgan Securities LLC, U.S. Bank National Association, Industrial and Commercial Bank of China Limited, New York Branch, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Bank, National Association, as Joint Bookrunners and Joint Lead Arrangers (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on August 4, 2016).

+10.7	Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-K filed on February 24, 2010).

+10.8	Amended 2005 Equity Incentive Plan of E*TRADE Financial Corporation. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 14, 2010).

+10.9	2015 Omnibus Incentive Plan (incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A filed on March 25, 2015).

+10.10	Form of Executive Restricted Stock Award Agreement for Amended 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 of the Company’s Form 10-K filed on February 24, 2015).

+10.11	Form of Performance Share Unit Award Agreement for Amended 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 of the Company’s Form 10-K filed on February 24, 2015).

+10.12	Form of Performance Share Unit Award Agreement for 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 of the Company’s Form 10-K filed on February 24, 2016).

E*TRADE | 2016 10-K                                         155

Exhibit Number	Description
+10.13	Form of Restricted Stock Agreement for Non-Employee Directors under the 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on May 4, 2016).

10.14
Form of Deferred Restricted Stock Unit Agreement for Non-Employee Directors under the 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed on May 4, 2016).

10.15	Form of Indemnification Agreement for Directors dated July 30, 2008 (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed on August 8, 2008)

*+10.16	Form of Employment Agreement between the Company and each of Michael J. Curcio, Michael A. Pizzi and Michael E. Foley.

+10.17	Employment Agreement dated October 21, 2015 by and between the Company and Paul T. Idzik (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on November 4, 2015).

+10.18	Employment Agreement dated September 12, 2016 between the Company and Rodger A. Lawson (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on November 3, 2016).

+10.19	Employment Agreement dated September 12, 2016 between the Company and Karl A. Roessner (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed on November 3, 2016).

*+10.20	2017 Addendum, dated February 16, 2017, to the Employment Agreement dated September 12, 2016 between the Company and Karl A. Roessner.

*12.1	Statement of Ratio of Earnings to Fixed Charges.

*21.1	Subsidiaries of the Registrant.

*23.1	Consent of Independent Registered Public Accounting Firm.

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

+	Exhibit is a management contract or a compensatory plan or arrangement.

†	Portions of this exhibit were omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to a request for confidential treatment.

E*TRADE | 2016 10-K                                         156

ITEM 16.    FORM 10-K SUMMARY
None.

E*TRADE | 2016 10-K                                         157

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: February 22, 2017

E*TRADE Financial Corporation (Registrant)

By	/S/ KARL A. ROESSNER
Karl A. Roessner
Chief Executive Officer
(Principal Executive Officer)

By	/S/ MICHAEL A. PIZZI
Michael A. Pizzi
Chief Financial Officer
(Principal Financial Officer)

By	/S/ BRENT B. SIMONICH
Brent B. Simonich
Corporate Controller
(Principal Accounting Officer)

E*TRADE | 2016 10-K                                         158

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ KARL. A ROESSNER	Director and Chief Executive Officer (Principal Executive Officer)	February 22, 2017
Karl A. Roessner

/S/ MICHAEL A. PIZZI	Chief Financial Officer (Principal Financial Officer)	February 22, 2017
Michael A. Pizzi

/S/ BRENT B. SIMONICH	Corporate Controller (Principal Accounting Officer)	February 22, 2017
Brent B. Simonich

/S/ RODGER A. LAWSON	Executive Chairman of the Board	February 22, 2017
Rodger A. Lawson

/S/ RICHARD J. CARBONE	Director	February 22, 2017
Richard J. Carbone

/S/ JAMES P. HEALY	Director	February 22, 2017
James P. Healy

/S/ KEVIN T. KABAT	Director	February 22, 2017
Kevin T. Kabat

/S/ FREDERICK W. KANNER	Director	February 22, 2017
Frederick W. Kanner

/S/ JAMES LAM	Director	February 22, 2017
James Lam

/S/ SHELLEY B. LEIBOWITZ	Director	February 22, 2017
Shelley B. Leibowitz

/S/ REBECCA SAEGER	Director	February 22, 2017
Rebecca Saeger

/S/ JOSEPH L. SCLAFANI	Director	February 22, 2017
Joseph L. Sclafani

/S/ GARY H. STERN	Director	February 22, 2017
Gary H. Stern

/S/ DONNA L. WEAVER	Director	February 22, 2017
Donna L. Weaver

E*TRADE | 2016 10-K                                         159