Form 10-Q
period 2017-03-31
E TRADE FINANCIAL CORP
filed 2017-05-04
CIK 1015780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017

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
 _____________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer	☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
As of April 28, 2017, there were 275,010,754 shares of common stock outstanding.

E*TRADE FINANCIAL CORPORATION
FORM 10-Q QUARTERLY REPORT
For the Quarter Ended March 31, 2017

E*TRADE | Q1 2017 10-Q                                       i

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

E*TRADE | Q1 2017 10-Q                                       ii

PART I

FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. These statements discuss, among other things, our future plans, objectives, outlook, strategies, expectations and intentions relating to our business and future financial and operating results and the assumptions that underlie these matters and include statements regarding our business strategy, objectives and vision; our plans and ability to deliver new products and solutions; our ability to improve client acquisition and deepen relationships with existing clients; our ability to effectively monetize brokerage relationships by investing in agency mortgage-backed securities; our capital plan initiatives, the expected balance sheet size, any balance sheet growth and the incremental regulatory and reporting requirements that our balance sheet size and growth may require; our ability to maintain required regulatory capital ratios; our plans for the payment of dividends from our subsidiaries to our parent company; our ability to identify and manage risks appropriately; and any other statement that is not historical in nature. These statements may be identified by the use of words such as "assume," "expect," "believe," "may," "will," "should," "anticipate," "intend," "plan," "estimate," "continue" and similar expressions. We caution that actual results could differ materially from those discussed in these forward-looking statements. Important factors that could contribute to our actual results differing materially from any forward-looking statements include, but are not limited to, changes in business, economic or political condition; performance, volume and volatility in the equity and capital markets; fluctuations in interest rates; customer demand for financial products and services; increased competition; cyber security threats, potential system disruptions and other security breaches; our ability to participate in consolidation opportunities in our industry; the ability to realize synergies or to implement integration plans and other risks from mergers and acquisitions; our ability to service our corporate debt; changes in government regulation or actions by our regulators; our ability to move capital to our parent company from our subsidiaries; adverse developments in litigation or regulatory matters; and other factors discussed under Part II. Item 1A. Risk Factors and Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q; and Part I. Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission (SEC), which are incorporated herein by reference. By their nature forward-looking statements are not guarantees of future performance or results and are subject to risks, uncertainties and assumptions that are difficult to predict or quantify. Actual future results may vary materially from expectations expressed or implied in this report or any of our prior communications. The forward-looking statements contained in this report reflect our expectations only as of the date of this report. You should not place undue reliance on forward-looking statements, as we do not undertake to update or revise forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statements were made, except as required by law.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the consolidated financial statements and the related notes that appear elsewhere in this document and with the Annual Report on Form 10-K for the year ended December 31, 2016.
OVERVIEW
Company Overview
E*TRADE is a financial services company that provides online brokerage and related products and services primarily to individual retail investors. Our mission is to enhance the financial independence of traders and investors through a powerful digital offering and professional guidance. Our vision is to be the #1 digital broker and advisor to traders and investors, known for ease of use and the completeness of our offering.

E*TRADE | Q1 2017 10-Q                                       1

Strategy
Our business strategy is centered on two key objectives: accelerating the growth of our core brokerage business to drive organic growth and improve competitive position, and generating robust earnings growth and healthy returns on capital to deliver long-term value for our stakeholders.
Accelerate Growth of Core Brokerage Business

•	Enhance overall customer experience
We are focused on delivering cutting-edge trading solutions while improving our market position in investing products. Through these offerings, we aim to drive customer acquisition while deepening engagement with our existing customers.

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
Financial Performance
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
Significant Events in the First Quarter of 2017
Reduced commission rates for equity and options trades

•	Stock, options and exchange-traded fund (ETF) trade commissions reduced to $6.95 from $9.99

•	For active traders, commissions reduced to $4.95 from $7.99 and options charges reduced to $0.50 per contract from $0.75; trades for active tier reduced to 30 per quarter from 150
Exceeded $50 billion in total consolidated assets
We exceeded $50 billion in total consolidated assets, ending the quarter at approximately $56 billion. We continue to monitor and prepare for the incremental regulatory and reporting requirements that this balance sheet growth requires.

E*TRADE | Q1 2017 10-Q                                       2

E*TRADE Bank to operate at a 7.5% minimum Tier 1 Leverage Ratio
Effective February 2017, E*TRADE Bank can operate at a 7.5% Tier 1 leverage ratio.
Key Performance Metrics
Management monitors a number of customer activity and company metrics to evaluate the Company’s performance. The most significant of these are displayed below along with the percentage variance for the three months ended March 31, 2017 from the same period in 2016, where applicable, and includes OptionsHouse from the September 12, 2016 acquisition date.
Customer Activity Metrics:

E*TRADE | Q1 2017 10-Q                                       3

E*TRADE | Q1 2017 10-Q                                       4

Daily Average Revenue Trades (DARTs) are the predominant driver of commissions revenue from our customers. DARTs were 207,221 and 165,122 for the three months ended March 31, 2017 and 2016, respectively.
Derivative DARTs percentage is the mix of options and futures as a component of total DARTs and a key driver of commissions revenue. Derivative DARTs represented 29% and 24% of total DARTs for the three months ended March 31, 2017 and 2016, respectively.
Average commission per trade is an indicator of changes in our customer mix, product mix and/or product pricing. Average commission per trade was $9.87 and $10.64 for the three months ended March 31, 2017 and 2016, respectively. Average commissions per trade for the three months ended March 31, 2017 was impacted by our reduced commission rates for equity and options trades effective March 13, 2017.
Customer margin balances represent credit extended to customers to finance their purchases of securities by borrowing against securities they own and are a key driver of net interest income. Customer margin balances were $7.3 billion and $6.3 billion at March 31, 2017 and 2016, respectively. Customer margin includes OptionsHouse balances which are currently held by a third party clearing firm. Those balances were $0.4 billion at March 31, 2017.
Managed products represent customer assets in our Managed Investment Portfolio, Unified Managed Account, and Adaptive Portfolio products. Managed products are a driver of fees and service charges revenue from our customers. Managed products were $4.3 billion and $3.3 billion at March 31, 2017 and 2016, respectively.
End of period brokerage accounts, net new brokerage accounts and brokerage account attrition rate are indicators of our ability to attract and retain brokerage customers. End of period brokerage accounts were 3.5 million and 3.3 million at March 31, 2017 and 2016, respectively and net new brokerage accounts were 58,215 and 40,459 for the three months ended March 31, 2017 and 2016, respectively. Our annualized brokerage account attrition rate was 9.2% and 7.8% for the three months ended March 31, 2017 and 2016, respectively. During the three months ended March 31, 2017 and 2016, our annualized net new brokerage account growth rate was 6.7% and 5.0%, respectively.
Customer assets are an indicator of the value of our relationship with the customer. An increase generally indicates that the use of our products and services by existing and new customers is expanding. Changes in this metric are also driven by changes in the valuations of our customers' underlying securities. Customer assets were $335.7 billion and $284.5 billion at March 31, 2017 and 2016, respectively.
Net new brokerage assets are total inflows to new and existing brokerage accounts less total outflows from closed and existing brokerage accounts. The net new brokerage assets metric is a general indicator of the use of our products and services by new and existing brokerage customers. Net new brokerage assets were $4.2 billion and $2.9 billion for the three months ended March 31, 2017 and 2016, respectively. During the three months ended March 31, 2017 and 2016, our annualized net new brokerage asset growth was 6.1% and 4.7%, respectively.
Brokerage related cash is an indicator of the level of engagement with our brokerage customers and is a key driver of net interest income as well as fees and service charges revenue, which includes fees earned on customer cash held by third parties. Brokerage related cash was $53.5 billion and $42.6 billion at March 31, 2017 and 2016, respectively.

E*TRADE | Q1 2017 10-Q                                       5

Company Metrics:

E*TRADE | Q1 2017 10-Q                                       6

Operating margin is the percentage of net revenue that results in income before income taxes and is an indicator of the Company's profitability. Operating margin was 41% for both the three months ended March 31, 2017 and 2016.
Adjusted operating margin is a non-GAAP measure that provides useful information about our ongoing operating performance by excluding the provision (benefit) for loan losses, which is not viewed as a key factor governing our investment in the business and is excluded by management when evaluating operating margin performance. Adjusted operating margin was 38% and 34% for the three months ended March 31, 2017 and 2016, respectively. See Earnings Overview for a reconciliation of this non-GAAP measure to the most directly comparable GAAP measure.
Corporate cash is a component of cash and equivalents which represents the primary source of capital above and beyond the capital deployed in our regulated subsidiaries. Corporate cash was $417 million and $482 million at March 31, 2017 and 2016, respectively. See Liquidity and Capital Resources for a reconciliation of this non-GAAP measure to the most directly comparable GAAP measure.
Tier 1 leverage ratio is an indicator of capital adequacy for E*TRADE Financial and E*TRADE Bank. Tier 1 leverage ratio is Tier 1 capital divided by adjusted average assets for leverage capital purposes. E*TRADE Financial's Tier 1 leverage ratio was 7.2% and 7.8% at March 31, 2017 and 2016, respectively. E*TRADE Bank's Tier 1 leverage ratio was 8.1% and 8.6% at March 31, 2017 and 2016, respectively. See Liquidity and Capital Resources for additional information, including the calculation of regulatory capital ratios.
Allowance for loan losses is an estimate of probable losses inherent in the loan portfolio as of the balance sheet date, as well as the forecasted losses, including economic concessions to borrowers, over the estimated remaining life of loans modified as troubled debt restructurings (TDRs). Allowance for loan losses was $213 million and $322 million at March 31, 2017 and 2016, respectively.
Interest-earning assets, in conjunction with net interest margin, is an indicator of our ability to generate net interest income. Average interest-earning assets were $48.7 billion and $40.9 billion for the three months ended March 31, 2017 and 2016, respectively.
Net interest margin is a measure of the net yield on our average interest-earning assets. Net interest margin is calculated for a given period by dividing the annualized sum of net interest income by average interest-earning assets. Net interest margin was 2.63% and 2.81% for the three months ended March 31, 2017 and 2016, respectively.
Total employees were 3,629 and 3,498 at March 31, 2017 and 2016, respectively.
Regulatory Developments
In April 2016, the U.S. Department of Labor published its final fiduciary regulations under the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code of 1986. While originally scheduled to take effect in April 2017, the applicability date for the regulations was extended to June 9, 2017. These regulations will subject certain persons, such as broker-dealers and other financial services providers that provide investment advice to individual retirement accounts and other qualified retirement plans and accounts,

E*TRADE | Q1 2017 10-Q                                       7

to fiduciary duties and prohibited transaction restrictions for a wider range of customer interactions. The Company is in the process of implementing the regulations, which has resulted in additional costs. Implementation of the regulations will have an impact on how advice is provided to our customers' tax-qualified retirement accounts and benefit plans and, in their current form, may diminish our profitability and will increase potential legal liability with respect to these accounts and plans.
The Company has historically not been subject to certain regulatory requirements that apply to banking organizations with $50 billion or more in total consolidated assets as defined by each applicable regulation. Total consolidated assets of $50 billion, which is measured in accordance with each applicable regulation, but generally on the basis of the average of the four most recent quarters, is a meaningful regulatory threshold as U.S. banking organizations become subject to a number of additional and, in some cases, more stringent regulatory requirements once they reach that size. The Company surpassed $50 billion in total consolidated assets on a four quarter average in the first quarter of 2017.
The Company expects these regulatory requirements, not all of which have been finalized, to start becoming applicable to it in 2018. The Company has begun implementing policies, procedures, systems and governance structures that are designed to comply with the requirements. Additionally, while savings and loan holding companies are currently excluded from the scope of certain regulations that apply to bank holding companies, the Company expects it will ultimately be subject to these requirements. For additional information see Part I. Item 1. Business of our Annual Report on Form 10-K for the year ended December 31, 2016.

E*TRADE | Q1 2017 10-Q                                       8

EARNINGS OVERVIEW
We generated net income of $145 million on total net revenue of $553 million for the three months ended March 31, 2017. The following chart provides a reconciliation of net income at March 31, 2016 to net income at March 31, 2017 (dollars in millions):
The following table sets forth the significant components of the consolidated statement of income (dollars in millions except per share amounts):

	Three Months Ended March 31,		Variance
			2017 vs. 2016
	2017	2016	Amount	%
Net interest income	$319	$287	$32	11%
Total non-interest income	234	185	49	26%
Total net revenue	553	472	81	17%
Provision (benefit) for loan losses	(14)	(34)	20	(59)%
Total non-interest expense	342	312	30	10%
Income before income tax expense	225	194	31	16%
Income tax expense	80	41	39	95%
Net income	$145	$153	$(8)	(5)%
Preferred stock dividends	13	—	13	100%
Net income available to common shareholders	$132	$153	$(21)	(14)%
Diluted earnings per common share	$0.48	$0.53	$(0.05)	(9)%

E*TRADE | Q1 2017 10-Q                                       9

Net income decreased 5% to $145 million for the three months ended March 31, 2017, compared to the same period in 2016. Net income available to common shareholders for the three months ended March 31, 2017 was $132 million, which reflects payment of a $13 million preferred stock dividend, compared to $153 million during the same period in 2016. Benefit for loan losses was $14 million for the three months ended March 31, 2017 compared to $34 million for the same period in 2016. Net income for the three months ended March 31, 2017 also included $6 million of costs incurred in connection with the OptionsHouse integration and preparing for the incremental regulatory and reporting requirements that our balance sheet growth requires. Net income for the same period in 2016 included an income tax benefit related to the release of a valuation allowance against certain state deferred tax assets.
Net Revenue
The components of net revenue and the resulting variances are as follows (dollars in millions):

	Three Months Ended March 31,		Variance
			2017 vs. 2016
	2017	2016	Amount	%
Net interest income	$319	$287	$32	11%
Commissions	127	107	20	19%
Fees and service charges	86	58	28	48%
Gains on securities and other, net	10	10	—	—%
Other revenue	11	10	1	10%
Total non-interest income	234	185	49	26%
Total net revenue	$553	$472	$81	17%
Net Interest Income
Net interest income increased 11% to $319 million for the three months ended March 31, 2017, compared to the same period in 2016. Net interest income is earned primarily through investment securities, margin receivables and our legacy loan portfolio, offset by funding costs.

E*TRADE | Q1 2017 10-Q                                       10

The following table presents average balance sheet data and interest income and expense data, as well as the related net interest margin, yields and rates prepared on the basis required by the SEC’s Industry Guide 3, "Statistical Disclosure by Bank Holding Companies" (dollars in millions):

	Three Months Ended March 31,
	2017			2016
	Average Balance	Interest Inc./Exp.	Average Yield/ Cost	Average Balance	Interest Inc./Exp.	Average Yield/ Cost
Cash and equivalents	$1,345	$2	0.64%	$1,611	$2	0.41%
Cash required to be segregated under federal or other regulations	1,684	3	0.71%	1,133	1	0.32%
Available-for-sale securities	16,586	85	2.05%	12,642	64	2.03%
Held-to-maturity securities	17,531	120	2.74%	13,676	103	3.01%
Margin receivables	6,781	66	3.93%	6,677	64	3.89%
Loans (1)	3,608	43	4.77%	4,804	51	4.23%
Broker-related receivables and other	1,119	—	0.12%	349	—	0.29%
Subtotal interest-earning assets	48,654	319	2.63%	40,892	285	2.79%
Other interest revenue (2)	—	22		—	23
Total interest-earning assets	48,654	341	2.81%	40,892	308	3.01%
Total non-interest-earning assets (3)	5,252			4,921
Total assets	$53,906			$45,813

Deposits	$34,869	$1	0.01%	$29,567	$1	0.01%
Customer payables	8,686	1	0.06%	6,452	1	0.07%
Broker-related payables and other	1,160	—	0.00%	1,450	—	0.00%
Other borrowings	492	5	3.85%	436	5	4.13%
Corporate debt	994	14	5.39%	995	13	5.39%
Subtotal interest-bearing liabilities	46,201	21	0.18%	38,900	20	0.21%
Other interest expense (4)	—	1		—	1
Total interest-bearing liabilities	46,201	22	0.19%	38,900	21	0.21%
Total non-interest-bearing liabilities (5)	1,402			1,189
Total liabilities	47,603			40,089
Total shareholders' equity	6,303			5,724
Total liabilities and shareholders' equity	$53,906			$45,813
Excess of interest earning assets over interest bearing liabilities/net interest income/net interest margin	$2,453	$319	2.63%	$1,992	$287	2.81%

(1)
Nonaccrual loans are included in the average loan balances. Interest payments received on nonaccrual loans are recognized on a cash basis in interest income until it is doubtful that full payment will be collected, at which point payments are applied to principal.

(2)	Represents interest income on securities loaned.

(3)	Non-interest earning assets consist of property and equipment, net, goodwill, other intangibles, net, deferred tax assets, net and other assets that do not generate interest income.

(4)	Represents interest expense on securities borrowed.

(5)	Non-interest bearing liabilities consist of other liabilities that do not generate interest expense.
Average interest-earning assets increased 19% to $48.7 billion for the three months ended March 31, 2017, compared to the same period in 2016. The fluctuation in interest-earning assets is generally driven by changes in interest-bearing liabilities, primarily deposits and customer payables. Average interest-bearing liabilities increased 19% to $46.2 billion for the three months ended March 31, 2017, compared to the same period in 2016. The increase was primarily due to increased deposits as a result of transferring customer cash held by third parties to our balance sheet. For additional information on our balance sheet growth and customer cash held by third parties, see Balance Sheet Overview.
Net interest margin decreased 18 basis points to 2.63% for the three months ended March 31, 2017, compared to the same period in 2016. Net interest margin is driven by the mix of asset and liability average balances and the interest rates earned or paid on those balances. The decline is due to an increase in the overall allocation of lower yielding securities purchased with customer cash transferred to our balance sheet and proceeds from principal payments received on our higher yielding legacy loan portfolio that continues to become a smaller percentage of our interest-earning assets.

E*TRADE | Q1 2017 10-Q                                       11

Commissions
Commissions revenue increased 19% to $127 million for the three months ended March 31, 2017, compared to the same period in 2016. The main factors that affect commissions revenue are DARTs, average commission per trade and the number of trading days. DARTs volume increased 25% to 207,221 for the three months ended March 31, 2017, compared to the same period in 2016, mainly driven by the strength of the equity markets and the inclusion of OptionsHouse accounts. Derivative DARTs represented 29% of trading volume for the three months ended March 31, 2017, compared to 24% of trading volume for the same period in 2016. Average commission per trade decreased 7% to $9.87 for the three months ended March 31, 2017, compared to the same period in 2016. Average commission per trade is impacted by customer mix and differing commission rates on various trade types (e.g. equities, derivatives, stock plan and mutual funds). Average commission per trade for the three months ended March 31, 2017 was impacted by the decrease in commission pricing implemented in March 2017 as well as the lower price structure for OptionsHouse customers.
Fees and Service Charges
The components of fees and service charges and the resulting variances are as follows (dollars in millions):

	Three Months Ended March 31,		Variance
			2017 vs. 2016
	2017	2016	Amount	%
Order flow revenue	$31	$22	$9	41%
Money market funds and sweep deposits revenue(1)	22	8	14	175%
Mutual fund service fees	9	9	—	—%
Advisor management fees	8	7	1	14%
Foreign exchange revenue	8	4	4	100%
Reorganization fees	3	3	—	—%
Other fees and service charges	5	5	—	—%
Total fees and service charges	$86	$58	$28	48%

(1)
Includes revenue earned on average customer cash held by third parties based on the federal funds rate or LIBOR plus a negotiated spread or other contractual arrangements with the third party institutions.

Fees and service charges increased 48% to $86 million for the three months ended March 31, 2017, compared to the same period in 2016. The increase in fees and services charges was primarily driven by the impact of increased term interest rates and higher average balances of customer cash held by third parties. The gross yield on customer cash held by third parties for the three months ended March 31, 2017 of approximately 60 basis points compares to approximately 30 basis points for the same period in 2016. In addition, fees and service charges benefited from increased order flow revenue from higher trading activity.

E*TRADE | Q1 2017 10-Q                                       12

Gains on Securities and Other, Net
The components of gains on securities and other, net and the resulting variances are as follows (dollars in millions):

	Three Months Ended March 31,		Variance
			2017 vs. 2016
	2017	2016	Amount	%
Gains on available-for-sale securities	$8	$15	$(7)	(47)%
Hedge ineffectiveness	(1)	(2)	1	(50)%
Equity method investment income (loss) and other	3	(3)	6	(200)%
Gains on securities and other, net	$10	$10	$—	—%
Provision (Benefit) for Loan Losses
We recognized a benefit for loan losses of $14 million for the three months ended March 31, 2017, compared to a benefit of $34 million for the same period in 2016. The current period benefit reflected recoveries in excess of prior estimates, including recoveries of previous charge-offs. The timing and magnitude of the provision (benefit) for loan losses is affected by many factors that could result in variability, particularly as mortgage loans that have reached the end of their interest-only period continue amortizing and we evaluate their actual performance against our assumptions. For additional information on management's estimate of the allowance for loan losses, see Concentrations of Credit Risk.
Non-Interest Expense
The components of non-interest expense and the resulting variances are as follows (dollars in millions):

	Three Months Ended March 31,		Variance
			2017 vs. 2016
	2017	2016	Amount	%
Compensation and benefits	$136	$126	$10	8%
Advertising and market development	43	43	—	—%
Clearing and servicing	32	24	8	33%
Professional services	22	22	—	—%
Occupancy and equipment	27	23	4	17%
Communications	25	23	2	9%
Depreciation and amortization	20	20	—	—%
FDIC insurance premiums	8	6	2	33%
Amortization of other intangibles	9	5	4	80%
Restructuring and acquisition-related activities	4	2	2	100%
Other non-interest expenses	16	18	(2)	(11)%
Total non-interest expense	$342	$312	$30	10%

E*TRADE | Q1 2017 10-Q                                       13

Compensation and Benefits
Compensation and benefits increased 8% to $136 million for the three months ended March 31, 2017, compared to the same period in 2016. Employee headcount increased 4% resulting from the acquisition of OptionsHouse and the addition of customer service professionals and financial consultants, partially offset by the impact of realignment within our brokerage business.
Clearing and Servicing
Clearing and servicing expense increased 33% to $32 million for the three months ended March 31, 2017, compared to the same period in 2016. The increase was primarily related to higher trading volume and increased expenses related to customer cash held by third parties.
Operating Margin
Operating margin was 41% for the three months ended March 31, 2017, compared to 41% for the same period in 2016. Adjusted operating margin, a non-GAAP measure, was 38% for the three months ended March 31, 2017, compared to 34% for the same period in 2016.
Adjusted operating margin is a non-GAAP measure calculated by dividing adjusted income before income taxes by total net revenue. Adjusted income before income taxes excludes the provision (benefit) for loan losses. The following table provides a reconciliation of adjusted income before income tax expense and adjusted operating margin, non-GAAP measures, to the most directly comparable GAAP measures (dollars in millions):

	Three Months Ended March 31,
	2017		2016
	Amount	Operating Margin %	Amount	Operating Margin %
Income before income tax expense / operating margin	$225	41%	$194	41%
Provision (benefit) for loan losses	(14)		(34)
Adjusted income before income tax expense / adjusted operating margin	$211	38%	$160	34%
Income Tax Expense
Income tax expense was $80 million and $41 million for the three months ended March 31, 2017 and 2016, respectively. The effective tax rate was 36% and 21% for the same periods.
The effective tax rate of 36% for the three months ended March 31, 2017 includes a tax benefit related to the adoption of amended accounting guidance for employee share-based compensation. See Note 1—Organization, Basis of Presentation and Summary of Significant Accounting Policies for additional information. The effective tax rate of 21% for the three months ended March 31, 2016 was impacted by a tax benefit related to the release of valuation allowances against certain state deferred tax assets.

E*TRADE | Q1 2017 10-Q                                       14

BALANCE SHEET OVERVIEW
The following table sets forth the significant components of the consolidated balance sheet (dollars in millions):

			Variance
	March 31,	December 31,	2017 vs. 2016
	2017	2016	Amount	%
Assets:
Cash and equivalents	$998	$1,950	$(952)	(49)%
Segregated cash	1,876	1,460	416	28%
Securities(1)	36,960	29,643	7,317	25%
Margin receivables	6,906	6,731	175	3%
Loans receivable, net	3,288	3,551	(263)	(7)%
Receivables from brokers, dealers and clearing organizations(2)	1,410	1,056	354	34%
Goodwill and other intangibles, net	2,682	2,690	(8)	—%
Deferred tax assets, net	653	756	(103)	(14)%
Other(3)	1,106	1,162	(56)	(5)%
Total assets	$55,879	$48,999	$6,880	14%
Liabilities and shareholders’ equity:
Deposits	$37,384	$31,682	$5,702	18%
Customer payables	8,926	8,159	767	9%
Payables to brokers, dealers and clearing organizations(4)	1,288	983	305	31%
Other borrowings	409	409	—	—%
Corporate debt	991	994	(3)	—%
Other liabilities	437	500	(63)	(13)%
Total liabilities	49,435	42,727	6,708	16%
Shareholders’ equity	6,444	6,272	172	3%
Total liabilities and shareholders’ equity	$55,879	$48,999	$6,880	14%

(1)	Includes balance sheet line items available-for-sale and held-to-maturity securities.

(2)	Includes deposits paid for securities borrowed of $995 million and $774 million as of March 31, 2017 and December 31, 2016, respectively.

(3)	Includes balance sheet line items property and equipment, net and other assets.

(4)	Includes deposits received for securities loaned of $1.2 billion and $926 million as of March 31, 2017 and December 31, 2016, respectively.
Cash and Equivalents
Cash and equivalents decreased 49% to $1.0 billion during the three months ended March 31, 2017 and includes corporate cash of $417 million as of March 31, 2017. The decrease in total cash and equivalents reflects net purchases of investment securities during the three months ended March 31, 2017. For additional information on our use of cash and equivalents, including corporate cash, see Liquidity and Capital Resources.
Segregated Cash
Cash required to be segregated under federal or other regulations increased 28% to $1.9 billion during the three months ended March 31, 2017. The level of segregated cash is driven largely by customer payables and securities lending balances we hold as liabilities compared with the amount of margin receivables and securities borrowed balances we hold as assets. The excess represents customer cash that we are required by our regulators to segregate for the exclusive benefit of our brokerage customers. At March 31, 2017, $950 million of reverse repurchase agreements between E*TRADE Securities and E*TRADE Bank,

E*TRADE | Q1 2017 10-Q                                       15

representing investments that are required to be segregated under federal or other regulations by E*TRADE Securities, were eliminated in consolidation.
Securities
Available-for-sale and held-to-maturity securities are summarized as follows (dollars in millions):

			Variance
	March 31,	December 31,	2017 vs. 2016
	2017	2016	Amount	%
Available-for-sale securities:
Debt securities:
Agency mortgage-backed securities	$16,496	$12,634	$3,862	31%
Other debt securities	1,266	1,251	15	1%
Total debt securities	17,762	13,885	3,877	28%
Publicly traded equity securities(1)	7	7	—	—%
Total available-for-sale securities	$17,769	$13,892	$3,877	28%
Held-to-maturity securities:
Agency mortgage-backed securities	$16,218	$12,868	$3,350	26%
Other debt securities	2,973	2,883	90	3%
Total held-to-maturity securities	$19,191	$15,751	$3,440	22%
Total investments in securities	$36,960	$29,643	$7,317	25%

(1)	Consists of Community Reinvestment Act investments in a mutual fund.
Securities represented 66% and 60% of total assets at March 31, 2017 and December 31, 2016, respectively. We classify debt securities as available-for-sale or held-to-maturity based on our investment strategy and management’s assessment of our intent and ability to hold the debt securities until maturity.
The increase in total investments in securities during the three months ended March 31, 2017 was primarily due to net purchases of investment securities as a result of our efforts to grow the balance sheet by transferring customer cash held by third parties to our balance sheet.
Loans Receivable, Net
Loans receivable, net are summarized as follows (dollars in millions):

			Variance
	March 31,	December 31,	2017 vs. 2016
	2017	2016	Amount	%
One- to four-family	$1,819	$1,950	$(131)	(7)%
Home equity	1,437	1,556	(119)	(8)%
Consumer	230	250	(20)	(8)%
Total loans receivable	3,486	3,756	(270)	(7)%
Unamortized premiums, net	15	16	(1)	(6)%
Allowance for loan losses	(213)	(221)	8	(4)%
Total loans receivable, net	$3,288	$3,551	$(263)	(7)%
Loans receivable, net decreased 7% to $3.3 billion during the three months ended March 31, 2017. We expect the legacy loan portfolio to continue its run-off for the foreseeable future. As our portfolio ages, we continue to gather substantive performance data on loan conversions from interest-only to amortizing and assess the economic environment and the value of our portfolio in the marketplace. While it is our intention to hold these loans, if the markets improve our strategy could change. For additional information on management's estimate of the allowance for loan losses, see Concentrations of Credit Risk.

E*TRADE | Q1 2017 10-Q                                       16

Deposits
Deposits are summarized as follows (dollars in millions):

			Variance
	March 31,	December 31,	2017 vs. 2016
	2017	2016	Amount	%
Sweep deposits	$31,955	$26,362	$5,593	21%
Savings deposits	3,238	3,185	53	2%
Other deposits	2,191	2,135	56	3%
Total deposits	$37,384	$31,682	$5,702	18%
Deposits represented 76% and 74% of total liabilities at March 31, 2017 and December 31, 2016, respectively. At March 31, 2017, approximately 90% of our customer deposits were covered by FDIC insurance. Deposits increased $5.7 billion during the three months ended March 31, 2017 primarily as a result of transferring $4.5 billion of customer cash held by third parties to our balance sheet.
The majority of the deposits balance, specifically sweep deposits, is included in brokerage related cash, which is reported as a customer activity metric. Total brokerage related cash is summarized as follows (dollars in millions):

			Variance
	March 31,	December 31,	2017 vs. 2016
	2017	2016	Amount	%
Sweep deposits(1)	$31,955	$26,362	$5,593	21%
Customer payables	8,926	8,159	767	9%
Subtotal	40,881	34,521	6,360	18%
Customer cash held by third parties(2)	12,572	16,848	(4,276)	(25)%
Total brokerage related cash	$53,453	$51,369	$2,084	4%

(1)	Sweep deposits are held at bank subsidiaries and are included in the deposits line item on our consolidated balance sheet.

(2)	Customer cash held by third parties is not reflected on our consolidated balance sheet and is not immediately available for liquidity purposes.
We offer an extended insurance sweep deposit account (ESDA) program to our brokerage customers. The ESDA program utilizes our bank subsidiaries, in combination with additional third party program banks, to allow customers the ability to have aggregate deposits they hold in the ESDA program insured up to $1,250,000 for each category of legal ownership. As of March 31, 2017, approximately 98% of sweep deposits were in the ESDA program.
Customer cash held by third parties is maintained at unaffiliated financial institutions and a third party clearing firm. The components of customer cash held by third parties are summarized as follows (dollars in millions):

			Variance
	March 31,	December 31,	2017 vs. 2016
	2017	2016	Amount	%
Sweep deposits held by unaffiliated financial institutions	$10,550	$14,943	$(4,393)	(29)%
Customer cash held by third party clearing firm(1)	1,712	1,634	78	5%
Municipal funds and other	310	271	39	14%
Customer cash held by third parties	$12,572	$16,848	$(4,276)	(25)%

(1)	Represents OptionsHouse customer cash held by third party.
As of March 31, 2017, approximately $9 billion of customer cash held by third parties was available for balance sheet growth. The timing of our balance sheet growth will be impacted by a variety of factors, including the bank capital requirements applicable to both the Company and E*TRADE Bank.

E*TRADE | Q1 2017 10-Q                                       17

LIQUIDITY AND CAPITAL RESOURCES
We have established liquidity and capital policies to support the successful execution of our business strategy, while maintaining ongoing and sufficient liquidity through the business cycle. We believe liquidity is of critical importance to the Company and especially important within E*TRADE Bank and our broker-dealer subsidiaries. The objective of our policies is to ensure that we can meet our corporate, banking and broker-dealer liquidity needs under both normal operating conditions and under periods of stress in the financial markets.
Liquidity
Our corporate liquidity needs are primarily driven by capital needs at E*TRADE Bank and E*TRADE Securities as well as by the principal and interest due on our corporate debt and the amount of dividend payments on our preferred stock. Our banking and brokerage subsidiaries' liquidity needs are driven primarily by the level and volatility of our customer activity. Management maintains a set of liquidity sources and monitors certain business trends and market metrics closely in an effort to ensure we have sufficient liquidity. Potential loans by E*TRADE Bank to the parent company and its other non-bank subsidiaries are subject to various quantitative, arm’s length, collateralization, capital and other requirements.
Parent Company Liquidity
The parent company's primary source of liquidity is corporate cash. Corporate cash, a non-GAAP measure, is a component of cash and equivalents; see the consolidated statement of cash flows within Item 1. Condensed Consolidated Financial Statements (Unaudited) for information on cash and equivalents activity. We define corporate cash as cash held at the parent company and certain subsidiaries, not including bank and broker-dealer subsidiaries, that can be distributed to the parent company without any regulatory approval or notification. E*TRADE Bank and its subsidiaries require regulatory approval prior to the payment of certain dividends to the parent company. Our broker-dealer subsidiaries can pay dividends to the parent company with proper regulatory notifications.
We believe corporate cash is a useful measure of the parent company’s liquidity as it is the primary source of capital above and beyond the capital deployed in our regulated subsidiaries. Corporate cash can fluctuate in any given quarter and is impacted primarily by the following:

•	Dividends from subsidiaries

•	Non-cumulative preferred stock dividends

•	Acquisitions and investments

•	Share repurchases

•	Debt service costs

•	Tax payments and the reimbursement from the parent company's subsidiaries for the use of its deferred tax assets

•	Other overhead and expense reimbursements through cost sharing arrangements

E*TRADE | Q1 2017 10-Q                                       18

The following chart provides a roll forward of corporate cash at December 31, 2016 to corporate cash at March 31, 2017 (dollars in millions):
(1) Other activity includes contributions to subsidiaries and parent company overhead, offset by reimbursements from subsidiaries for use of the parent's deferred tax assets and related proceeds under overhead cost sharing arrangements.
The following table provides a reconciliation of consolidated cash and equivalents to corporate cash, a non-GAAP measure (dollars in millions):

	March 31,	December 31,	March 31,
	2017	2016	2016
Consolidated cash and equivalents	$998	$1,950	$1,627
Less: Bank cash	(115)	(840)	(680)
Less: U.S. broker-dealers' cash	(433)	(614)	(440)
Less: Other cash	(33)	(35)	(25)
Corporate cash	$417	$461	$482
Corporate cash decreased $44 million to $417 million during the three months ended March 31, 2017. Corporate cash included a dividend of $70 million from E*TRADE Securities to the parent company during the three months ended March 31, 2017. Corporate cash also included the impact of preferred stock dividends, debt service, overhead cost sharing arrangements between the parent and our operating subsidiaries, and the impact of annual incentive compensation payments in the three months ended March 31, 2017.
We maintain corporate cash at a minimum of two times our scheduled annual corporate debt service payments and scheduled maturities over the next 12 months. As we do not have any scheduled maturities of corporate debt in the coming year, our current minimum is approximately $100 million. Our nearest maturity of interest-bearing corporate debt is November 2022.
At March 31, 2017, we have a senior secured revolving credit facility at the parent company with an available line of credit of $250 million. The revolving credit facility enhances our ability to meet liquidity

E*TRADE | Q1 2017 10-Q                                       19

needs at the parent company, as we have the ability to borrow against this facility for working capital and general corporate purposes. Our revolving credit facility contains certain covenants, including the requirement for the parent company to maintain unrestricted cash of at least $100 million. At March 31, 2017, there was no outstanding balance under this revolving credit facility, which matures in November 2017.
E*TRADE Bank Liquidity
E*TRADE Bank relies on bank cash and deposits for liquidity needs. Management believes that within deposits, sweep deposits are of particular importance as they are a stable source of liquidity for E*TRADE Bank. We have the ability to generate liquidity in the form of additional deposits by raising the yield on our customer deposit products and by bringing additional deposits onto our balance sheet. Sweep deposits on our balance sheet as of March 31, 2017 increased $5.6 billion compared to December 31, 2016. We utilize our sweep deposit platform to efficiently manage our balance sheet size.
We may utilize wholesale funding sources for short-term liquidity and contingency funding requirements. Our ability to borrow these funds is dependent upon the continued availability of funding in the wholesale borrowings market. In addition, we can borrow from the Federal Reserve Bank’s discount window to meet short-term liquidity requirements, although it is not viewed as a primary source of funding. At March 31, 2017, E*TRADE Bank had approximately $4.4 billion and $0.6 billion in additional collateralized borrowing capacity with the Federal Home Loan Bank (FHLB) and the Federal Reserve Bank, respectively.
E*TRADE Securities Liquidity
E*TRADE Securities relies on customer payables, securities lending, and internal and external lines of credit to provide liquidity and to finance margin lending. At March 31, 2017, E*TRADE Securities' external liquidity lines totaled approximately $1.1 billion and included the following:

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
The revolving credit facility contains certain covenants, including maintenance covenants related to E*TRADE Securities' minimum consolidated tangible net worth and regulatory net capital ratio. There were no outstanding balances for any of these lines at March 31, 2017. E*TRADE Securities also maintains lines of credit with the parent company and E*TRADE Bank.
Liquidity Coverage Ratio
As a result of the Company's balance sheet growth, we will be subject to the modified liquidity coverage ratio (LCR) requirement beginning April 1, 2018. The purpose of the LCR is to require banking organizations to hold minimum amounts of high-quality liquid assets (HQLA) based on a percentage of their net cash outflows over a 30-day period. Bank and savings and loan holding companies with total consolidated assets of $50 billion or more, based on the average of the four most recent quarters, are subject to a modified LCR requiring them to hold HQLA in an amount equal to at least 70% of their projected net cash outflows over a 30-day period. The Company believes the LCR is an important measure of liquidity and has been managing against it in preparation for the applicability of these requirements. In addition, beginning October 1, 2018, we will be required to disclose certain quantitative and qualitative information related to our LCR calculation after each calendar quarter.

E*TRADE | Q1 2017 10-Q                                       20

Capital Resources
Bank Capital Requirements
The Dodd-Frank Act requires all companies, including savings and loan holding companies, that directly or indirectly control an insured depository institution to serve as a source of strength for the institution. The Company and E*TRADE Bank are subject to regulatory capital requirements. Some of these requirements are still subject to phase-in periods, including certain deductions from and adjustments to regulatory capital that will be fully implemented at 100% in 2018. For additional information on bank regulatory requirements and phase-in periods, see Part I. Item 1. Business—Regulation in our Annual Report on Form 10-K for the year ended December 31, 2016. At March 31, 2017, our regulatory capital ratios for E*TRADE Financial were well above the minimum ratios required to be "well capitalized." E*TRADE Financial's capital ratios are as follows:

E*TRADE | Q1 2017 10-Q                                       21

E*TRADE Financial's capital ratios are calculated as follows (dollars in millions):

	March 31,	December 31,	March 31,
	2017	2016	2016
E*TRADE Financial shareholders’ equity	$6,444	$6,272	$5,737
Deduct:
Preferred stock	(394)	(394)	—
E*TRADE Financial Common Equity Tier 1 capital before regulatory adjustments	$6,050	$5,878	$5,737
Add:
(Gains) losses in other comprehensive income on available-for-sale debt securities, net of tax	98	139	17
Deduct:
Goodwill and other intangible assets, net of deferred tax liabilities	(2,058)	(2,029)	(1,435)
Disallowed deferred tax assets	(638)	(505)	(909)
E*TRADE Financial Common Equity Tier 1 capital	3,452	3,483	3,410
Add:
Preferred stock	394	394	—
Deduct:
Disallowed deferred tax assets	(136)	(267)	—
E*TRADE Financial Tier 1 capital	$3,710	$3,610	$3,410
Add:
Allowable allowance for loan losses	135	124	131
Non-qualifying capital instruments subject to phase-out (trust preferred securities)	414	414	414
E*TRADE Financial total capital	$4,259	$4,148	$3,955

E*TRADE Financial average assets for leverage capital purposes	$54,032	$49,113	$45,886
Deduct:
Goodwill and other intangible assets, net of deferred tax liabilities	(2,058)	(2,029)	(1,435)
Disallowed deferred tax assets	(774)	(772)	(909)
E*TRADE Financial adjusted average assets for leverage capital purposes	$51,200	$46,312	$43,542

E*TRADE Financial total risk-weighted assets(1)	$10,466	$9,422	$9,882

E*TRADE Financial Tier 1 leverage ratio (Tier 1 capital / Adjusted average assets for leverage capital purposes)	7.2%	7.8%	7.8%
E*TRADE Financial Common Equity Tier 1 capital / Total risk-weighted assets	33.0%	37.0%	34.5%
E*TRADE Financial Tier 1 capital / Total risk-weighted assets	35.4%	38.3%	34.5%
E*TRADE Financial total capital / Total risk-weighted assets	40.7%	44.0%	40.0%

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

E*TRADE | Q1 2017 10-Q                                       22

At March 31, 2017, our regulatory capital ratios for E*TRADE Bank were well above the minimum ratios required to be "well capitalized." We plan to use excess capital at E*TRADE Bank to grow the balance sheet. Accordingly, we do not expect to distribute dividends from E*TRADE Bank to the parent while we fund that growth. E*TRADE Bank's capital ratios are as follows:

E*TRADE | Q1 2017 10-Q                                       23

E*TRADE Bank's capital ratios are calculated as follows (dollars in millions):

	March 31,	December 31,	March 31,
	2017	2016	2016
E*TRADE Bank shareholder's equity	$3,291	$3,153	$3,126
Add:
(Gains) losses in other comprehensive income on available-for-sale debt securities, net of tax	98	139	17
Deduct:
Goodwill and other intangible assets, net of deferred tax liabilities	(38)	(38)	(38)
Disallowed deferred tax assets	(100)	(122)	(209)
E*TRADE Bank Common Equity Tier 1 capital / Tier 1 capital	3,251	3,132	2,896
Add:
Allowable allowance for loan losses	118	105	113
E*TRADE Bank total capital	$3,369	$3,237	$3,009

E*TRADE Bank average assets for leverage capital purposes	$40,501	$35,885	$34,073
Deduct:
Goodwill and other intangible assets, net of deferred tax liabilities	(38)	(38)	(38)
Disallowed deferred tax assets	(100)	(122)	(209)
E*TRADE Bank adjusted average assets for leverage capital purposes	$40,363	$35,725	$33,826

E*TRADE Bank total risk-weighted assets(1)	$9,280	$8,187	$8,695

E*TRADE Bank Tier 1 leverage ratio (Tier 1 capital / Adjusted average assets for leverage capital purposes)	8.1%	8.8%	8.6%
E*TRADE Bank Common Equity Tier 1 capital / Total risk-weighted assets	35.0%	38.3%	33.3%
E*TRADE Bank Tier 1 capital / Total risk-weighted assets	35.0%	38.3%	33.3%
E*TRADE Bank total capital / Total risk-weighted assets	36.3%	39.5%	34.6%

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

Broker-Dealer Capital Requirements
Our broker-dealer subsidiaries are subject to capital requirements determined by their respective regulators. At March 31, 2017, all of our brokerage subsidiaries met their minimum net capital requirements. We continue to assess our ability to distribute excess net capital to the parent while maintaining adequate capital at the broker-dealers. E*TRADE Securities paid a $70 million dividend to the parent company during the three months ended March 31, 2017. For additional information on our broker-dealer capital requirements, see Note 13—Regulatory Requirements.
Off-Balance Sheet Arrangements
We enter into various off-balance sheet arrangements in the ordinary course of business, primarily to meet the needs of our customers and to reduce our own exposure to interest rate risk. These arrangements include firm commitments to extend credit. Additionally, we enter into guarantees and other similar arrangements as part of transactions in the ordinary course of business. For additional information on these arrangements, see Note 14—Commitments, Contingencies and Other Regulatory Matters.

E*TRADE | Q1 2017 10-Q                                       24

RISK MANAGEMENT
The identification, mitigation and management of existing and potential risks is critical to effective enterprise risk management. There are certain risks inherent to our industry (e.g. execution of transactions) and certain risks that will surface through the conduct of our business operations. We seek to monitor and manage our significant risk exposures by operating under a set of Board-approved limits and by monitoring certain risk indicators. Our governance framework is designed to comply with applicable requirements and requires regular reporting on metrics and significant risks and exposures to senior management and the Board of Directors.
We face the following key types of risks: credit, interest rate, liquidity, market, operational, information security, strategic, reputational as well as legal, regulatory and compliance. We have a Board-approved Enterprise Risk Appetite Statement (RAS) that is provided to all employees. The RAS specifies significant risk exposures and addresses the Company's tolerance of those risks, which are described in further detail within Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2016. We are also subject to other risks that could impact our business, financial condition, results of operations or cash flows in future periods. See Part I. Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2016.
CONCENTRATIONS OF CREDIT RISK
Credit risk is the risk of loss arising from the inability or failure of a borrower or counterparty to meet its credit obligations. Our loan portfolio represents our most significant credit risk exposure. See Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2016 for additional information on our management of credit risk.
One- to Four-Family Interest-Only Loans
One- to four-family loans include loans for a five to ten year interest-only period, followed by an amortizing period ranging from 20 to 25 years. At March 31, 2017, 16% of our one- to four-family portfolio was not yet amortizing. The following chart outlines when one- to four-family loans convert to amortizing by percentage of the one- to four-family portfolio at March 31, 2017:
Home Equity Lines of Credit
The home equity loan portfolio consists of home equity installment loans (HEILs) and home equity lines of credit (HELOCs) and is primarily second lien loans on residential real estate properties, which have a higher level of credit risk than first lien mortgage loans. HEILs are primarily fixed rate and fixed term, fully amortizing loans that do not offer the option of an interest-only payment. The majority of HELOCs have an interest only draw period and convert to amortizing loans at the end of the draw period, which typically ranges from five to ten years. At March 31, 2017, 4% of the HELOC portfolio had not converted from the

E*TRADE | Q1 2017 10-Q                                       25

interest-only draw period and had not begun amortizing. The following chart outlines when HELOCs convert to amortizing by percentage of the HELOC portfolio at March 31, 2017:
Nonperforming Assets
We classify loans as nonperforming when they are no longer accruing interest, which includes loans that are 90 days and greater past due, TDRs that are on nonaccrual status for all classes of loans (including loans in bankruptcy) and certain junior liens that have a delinquent senior lien. The following table shows comparative data for nonperforming loans and assets at March 31, 2017 and December 31, 2016 (dollars in millions):

	March 31, 2017	December 31, 2016
One- to four-family	$212	$215
Home equity	130	136
Consumer	1	1
Total nonperforming loans receivable	343	352
Real estate owned and other repossessed assets, net	30	36
Total nonperforming assets, net	$373	$388

E*TRADE | Q1 2017 10-Q                                       26

Allowance for Loan Losses
The allowance for loan losses is management’s estimate of probable losses inherent in the loan portfolio at the balance sheet date, as well as the forecasted losses, including economic concessions to borrowers, over the estimated remaining life of loans modified as TDRs. The general allowance for loan losses includes a qualitative component to account for a variety of factors that present additional uncertainty that may not be fully considered in the quantitative loss model but are factors we believe may impact the level of credit losses. The following table presents the allowance for loan losses by loan portfolio at March 31, 2017 and December 31, 2016 (dollars in millions):

	One- to Four-Family		Home Equity		Consumer		Total
	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
General reserve:
Quantitative component	$40	$34	$116	$118	$5	$5	$161	$157
Qualitative component	1	4	1	2	—	—	2	6
Specific valuation allowance	5	7	45	51	—	—	50	58
Total allowance for loan losses	$46	$45	$162	$171	$5	$5	$213	$221
Allowance as a % of loans receivable(1)	2.5%	2.3%	11.2%	11.0%	2.1%	1.9%	6.1%	5.8%

(1)	Allowance as a percentage of loans receivable is calculated based on the gross loans receivable including net unamortized premiums for each respective category.
Total loans receivable designated as held-for-investment decreased $0.3 billion during the three months ended March 31, 2017. The allowance for loan losses was $213 million, or 6.1% of total loans receivable, as of March 31, 2017 compared to $221 million, or 5.8% of total loans receivable, as of December 31, 2016. Our quantitative allowance methodology continues to include the identification of higher risk mortgage loans and the period of our forecasted loan losses captured within the general allowance includes the total probable loss over the remaining life of these loans.
Net recoveries for the three months ended March 31, 2017 were $6 million compared to $3 million in the same period in 2016. Net recoveries for the three months ended March 31, 2017 were positively impacted by increasing home prices and proactive portfolio management. The timing and magnitude of charge-offs and recoveries are affected by many factors and we anticipate variability from quarter to quarter.
For additional information on the loans portfolio and management's estimate of the allowance for loan losses, see Note 6—Loans Receivable, Net and Summary of Critical Accounting Policies and Estimates in Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report on Form 10-K for the year ended December 31, 2016.
Securities
We focus primarily on security type and credit rating to monitor credit risk in our securities portfolios. We consider securities backed by the U.S. government or its agencies to have low credit risk as the long-term debt rating of the U.S. government is AA+ by S&P and AAA by Moody’s and Fitch at March 31, 2017. The amortized cost of these securities accounted for over 99% of our total securities portfolio at March 31, 2017. We review the remaining debt securities that were not backed by the U.S. government or its agencies according to their credit ratings from S&P, Moody’s and Fitch where available. At March 31, 2017, all municipal bonds in our securities portfolio were rated investment grade (defined as a rating equivalent to a Moody’s rating of "Baa3" or higher, or an S&P or Fitch rating of "BBB-" or higher).

E*TRADE | Q1 2017 10-Q                                       27

SUMMARY OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in conformity with GAAP. Note 1—Organization, Basis of Presentation and Summary of Significant Accounting Policies in Part II. Item 8. Financial Statements and Supplementary Data in the Company's Annual Report on Form 10-K for the year ended December 31, 2016 contains a summary of our significant accounting policies, many of which require the use of estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes for the periods presented. We believe that of our significant accounting policies, the following are critical because they are based on estimates and assumptions that require complex and subjective judgments by management: allowance for loan losses; valuation and impairment of goodwill and acquired intangible assets; and estimates of effective tax rates, deferred taxes and valuation allowance. Changes in these estimates or assumptions could materially impact our financial condition and results of operations, and actual results could differ from our estimates. These policies are more fully described in Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Summary of Critical Accounting Policies and Estimates in our Annual Report on Form 10-K for the year ended December 31, 2016.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The following discussion about market risk includes forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of certain factors, including, but not limited to, those set forth in Part I. Item 1A. Risk Factors in the Annual Report on Form 10-K for the year ended December 31, 2016.
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
Exposure to interest rate risk is dependent upon the distribution and composition of interest-earning assets, interest-bearing liabilities and derivatives. The differing risk characteristics of each product are managed to mitigate our exposure to interest rate fluctuations. At March 31, 2017, 92% of our total assets were interest-earning assets and we had no securities classified as trading.
At March 31, 2017, approximately 65% of total assets were available-for-sale and held-to-maturity mortgage-backed securities and residential real estate loans. The values of these assets are sensitive to changes in interest rates as well as expected prepayment levels. As interest rates increase, fixed-rate residential mortgages and mortgage-backed securities tend to exhibit lower prepayments. The inverse is true in a falling rate environment.
When real estate loans are prepaid, unamortized premiums and/or discounts are recognized immediately in interest income. Depending on the timing of the prepayment, these adjustments to income would impact

E*TRADE | Q1 2017 10-Q                                       28

anticipated yields. The Company reviews estimates of the impact of changing market rates on prepayments. This information is incorporated into our interest rate risk management strategy.
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
Scenario Analysis
Scenario analysis is an advanced approach to estimating interest rate risk exposure. The Company monitors interest rate risk using the Economic Value of Equity (EVE) approach and the Earnings-at-Risk (EAR) approach.
Under the EVE approach, the present value of expected cash flows of all existing interest-earning assets, interest-bearing liabilities, derivatives and forward commitments are estimated and combined to produce an EVE figure. The change in EVE is a long-term sensitivity measure of interest rate risk. The approach values only the current balance sheet in which the most significant assumptions are the prepayment rates of the loan portfolio and mortgage-backed securities and the repricing of deposits. This approach does not incorporate assumptions related to business growth, or liquidation and re-investment of instruments. This approach provides an indicator of future earnings and capital levels because changes in EVE indicate the anticipated change in the value of future cash flows. The sensitivity of this value to changes in interest rates is then determined by applying alternative interest rate scenarios. The change in EVE amounts fluctuate based on instantaneous parallel shifts in interest rates primarily due to the change in timing of cash flows, which considers prepayment estimates, in the Company’s residential loan and mortgage-backed securities portfolios.
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
The sensitivity of EAR and EVE at the consolidated E*TRADE Financial level at March 31, 2017 and December 31, 2016 is as follows (dollars in millions):

Instantaneous Parallel Change in Interest Rates (basis points) (1)	Economic Value of Equity				Earnings-at-Risk
	March 31, 2017		December 31, 2016		March 31, 2017		December 31, 2016
	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
+200	$(101)	(1.4)%	$(129)	(2.1)%	$162	11.5%	$169	13.9%
+100	$88	1.2%	$59	0.9%	$105	7.5%	$109	9.0%
-50	$(151)	(2.1)%	$(106)	(1.7)%	$(73)	(5.2)%	$(73)	(6.0)%

(1)	These scenario analyses assume a balance sheet size as of the dates indicated. Any changes in size would cause the amounts to vary.
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

E*TRADE | Q1 2017 10-Q                                       29

notified in writing and decide upon a plan of remediation. In addition, the Board of Directors must be notified of the exception and the planned resolution. At March 31, 2017, the EVE and EAR percentage changes were within our Board limits.

E*TRADE | Q1 2017 10-Q                                       30

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
CLTV—Combined loan-to-value ratio.
Common Equity Tier 1 Capital—A measurement of the Company's core equity capital used in the calculation of capital adequacy ratios. Common Equity Tier 1 Capital equals: total shareholders' equity, less preferred stock and related surplus, plus/(less) unrealized losses (gains) on certain available-for-sale securities, less goodwill and certain other intangible assets, less certain disallowed deferred tax assets and subject to certain other applicable adjustments.
Consumer loans—Loans that are secured by real personal property, such as recreational vehicles.
Consolidated financial statements—Refers to the consolidated financial statements prepared in accordance with GAAP as included in the Company's annual report on Form 10-K, and the condensed consolidated financial statements included in the Company's interim reports on Form 10-Q.
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

E*TRADE | Q1 2017 10-Q                                       31

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
HEIL—Home equity installment loan.
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
LCR—Liquidity coverage ratio. The purpose of LCR is to require banking organizations to hold minimum amounts of HQLA based on a percentage of their net cash outflows over a 30-day period.
LIBOR—London Interbank Offered Rate. LIBOR is the interest rate at which banks borrow funds from other banks in the London wholesale money market (or interbank market).

E*TRADE | Q1 2017 10-Q                                       32

LLC—Limited liability company.
LTV—Loan-to-value ratio.
NASDAQ—National Association of Securities Dealers Automated Quotations.
Net interest income—A measure of interest revenue, net interest income is equal to interest income less interest expense.
Net interest margin—A measure of the net yield on our average interest-earning assets. Net interest margin is calculated for a given period by dividing the annualized sum of net interest income by average interest-earning assets.
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

E*TRADE | Q1 2017 10-Q                                       33

TRUPs—Trust preferred securities.
VIE—Variable interest entity.
Wholesale borrowings—Borrowings that consist of repurchase agreements and FHLB advances.

E*TRADE | Q1 2017 10-Q                                       34

PART I - FINANCIAL INFORMATION
ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(In millions, except share data and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenue:
Interest income	$341	$308
Interest expense	(22)	(21)
Net interest income	319	287
Commissions	127	107
Fees and service charges	86	58
Gains on securities and other, net	10	10
Other revenue	11	10
Total non-interest income	234	185
Total net revenue	553	472
Provision (benefit) for loan losses	(14)	(34)
Non-interest expense:
Compensation and benefits	136	126
Advertising and market development	43	43
Clearing and servicing	32	24
Professional services	22	22
Occupancy and equipment	27	23
Communications	25	23
Depreciation and amortization	20	20
FDIC insurance premiums	8	6
Amortization of other intangibles	9	5
Restructuring and acquisition-related activities	4	2
Other non-interest expenses	16	18
Total non-interest expense	342	312
Income before income tax expense	225	194
Income tax expense	80	41
Net income	$145	$153
Preferred stock dividends	13	—
Net income available to common shareholders	$132	$153
Basic earnings per common share	$0.48	$0.54
Diluted earnings per common share	$0.48	$0.53
Shares used in computation of per common share data:
Basic (in thousands)	274,876	285,274
Diluted (in thousands)	276,277	286,680
See accompanying notes to the condensed consolidated financial statements

E*TRADE | Q1 2017 10-Q                                       35

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net income	$145	$153
Other comprehensive income, net of tax
Available-for-sale securities:
Unrealized gains, net	46	94
Reclassification into earnings, net	(5)	(9)
Net change from available-for-sale securities	41	85
Reclassification of foreign currency translation gains	(2)	—
Other comprehensive income	39	85
Comprehensive income	$184	$238
See accompanying notes to the condensed consolidated financial statements

E*TRADE | Q1 2017 10-Q                                       36

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(In millions, except share data)
(Unaudited)

	March 31,	December 31,
	2017	2016
ASSETS
Cash and equivalents	$998	$1,950
Cash required to be segregated under federal or other regulations	1,876	1,460
Available-for-sale securities	17,769	13,892
Held-to-maturity securities (fair value of $19,180 and $15,716 at March 31, 2017 and December 31, 2016, respectively)	19,191	15,751
Margin receivables	6,906	6,731
Loans receivable, net (net of allowance for loan losses of $213 million and $221 million at March 31, 2017 and December 31, 2016, respectively)	3,288	3,551
Receivables from brokers, dealers and clearing organizations	1,410	1,056
Property and equipment, net	239	239
Goodwill	2,370	2,370
Other intangibles, net	312	320
Deferred tax assets, net	653	756
Other assets	867	923
Total assets	$55,879	$48,999
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$37,384	$31,682
Customer payables	8,926	8,159
Payables to brokers, dealers and clearing organizations	1,288	983
Other borrowings	409	409
Corporate debt	991	994
Other liabilities	437	500
Total liabilities	49,435	42,727
Commitments and contingencies (see Note 14)
Shareholders’ equity:
Preferred stock, $0.01 par value, $1,000 liquidation preference, shares authorized: 1,000,000 at March 31, 2017 and December 31, 2016; shares issued and outstanding: 400,000 at both March 31, 2017 and December 31, 2016	394	394
Common stock, $0.01 par value, shares authorized: 400,000,000 at March 31, 2017 and December 31, 2016; shares issued and outstanding: 275,006,536 and 273,963,415 at March 31, 2017 and December 31, 2016, respectively	3	3
Additional paid-in-capital	6,919	6,921
Accumulated deficit	(774)	(909)
Accumulated other comprehensive loss	(98)	(137)
Total shareholders’ equity	6,444	6,272
Total liabilities and shareholders’ equity	$55,879	$48,999
See accompanying notes to the condensed consolidated financial statements

E*TRADE | Q1 2017 10-Q                                       37

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In millions)
(Unaudited)

				Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Preferred Stock	Common Stock
	Amount	Shares	Amount
Balance at December 31, 2016	$394	274	$3	$6,921	$(909)	$(137)	$6,272
Cumulative effect of accounting change	—	—	—	—	3	—	3
Net income	—	—	—	—	145	—	145
Other comprehensive income	—	—	—	—	—	39	39
Conversion of convertible debentures	—	—	—	3	—	—	3
Preferred stock dividends	—	—	—	—	(13)	—	(13)
Issuance of common stock for share-based compensation, net of shares withheld to pay taxes	—	1	—	(15)	—	—	(15)
Share-based compensation	—	—	—	10	—	—	10
Balance at March 31, 2017	$394	275	$3	$6,919	$(774)	$(98)	$6,444
				Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Preferred Stock	Common Stock
	Amount	Shares	Amount
Balance at December 31, 2015	$—	291	$3	$7,356	$(1,461)	$(99)	$5,799
Net income	—	—	—	—	153	—	153
Other comprehensive income	—	—	—	—	—	85	85
Conversion of convertible debentures	—	1	—	4	—	—	4
Exercise of stock options and related tax effects	—	—	—	2	—	—	2
Repurchases of common stock	—	(13)	—	(301)	—	—	(301)
Issuance of common stock for share-based compensation, net of shares withheld to pay taxes	—	1	—	(13)	—	—	(13)
Share-based compensation	—	—	—	8	—	—	8
Balance at March 31, 2016	$—	280	$3	$7,056	$(1,308)	$(14)	$5,737
See accompanying notes to the condensed consolidated financial statements

E*TRADE | Q1 2017 10-Q                                       38

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (In millions) (Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$145	$153
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (benefit) for loan losses	(14)	(34)
Depreciation and amortization (including discount amortization and accretion)	61	53
Gains on securities and other, net	(10)	(10)
Share-based compensation	10	8
Deferred tax expense	81	42
Other	(4)	4
Net effect of changes in assets and liabilities:
Increase in cash required to be segregated under federal or other regulations	(416)	(1,101)
Increase in receivables from brokers, dealers and clearing organizations	(354)	(91)
(Increase) decrease in margin receivables	(175)	1,062
Decrease (increase) in other assets	13	(5)
Increase (decrease) in payables to brokers, dealers and clearing organizations	305	(139)
Increase in customer payables	767	249
Decrease in other liabilities	(44)	(83)
Net cash provided by operating activities	365	108
Cash flows from investing activities:
Purchases of available-for-sale securities	(4,426)	(1,993)
Proceeds from sales of available-for-sale securities	248	703
Proceeds from maturities of and principal payments on available-for-sale securities	336	285
Purchases of held-to-maturity securities	(3,963)	(2,378)
Proceeds from maturities of and principal payments on held-to-maturity securities	513	430
Decrease in loans receivable	273	282
Capital expenditures for property and equipment	(23)	(20)
Proceeds from sale of real estate owned and repossessed assets	8	5
Net cash flow from derivative contracts	42	(38)
Other	2	20
Net cash used in investing activities	(6,990)	(2,704)

E*TRADE | Q1 2017 10-Q                                       39

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS—(Continued) (In millions)

	Three Months Ended March 31,
	2017	2016
Cash flows from financing activities:
Increase in deposits	$5,702	$2,384
Preferred stock dividends	(13)	—
Net decrease in securities sold under agreements to repurchase	—	(82)
Repurchases of common stock	—	(301)
Other	(16)	(11)
Net cash provided by financing activities	5,673	1,990
Decrease in cash and equivalents	(952)	(606)
Cash and equivalents, beginning of period	1,950	2,233
Cash and equivalents, end of period	$998	$1,627
Supplemental disclosures:
Cash paid for interest	$20	$17
Cash paid for income taxes, net of refunds	$1	$2
Non-cash investing and financing activities:
Transfers from loans to other real estate owned and repossessed assets	$6	$5
Conversion of convertible debentures to common stock	$3	$4
See accompanying notes to the condensed consolidated financial statements

E*TRADE | Q1 2017 10-Q                                       40

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1—ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization
E*TRADE Financial Corporation is a financial services company that provides brokerage and related products and services primarily to individual retail investors under the brand E*TRADE Financial. The Company also provides investor-focused banking products, primarily sweep deposits, to retail investors.
Basis of Presentation
The condensed consolidated financial statements, also referred to herein as the consolidated financial statements, include the accounts of the Company and its majority-owned subsidiaries as determined under the voting interest model. Entities in which the Company has the ability to exercise significant influence but in which the Company does not possess control are generally accounted for by the equity method. Entities in which the Company does not have the ability to exercise significant influence are generally carried at cost. Investments in marketable equity securities where the Company does not have the ability to exercise significant influence over the entities are accounted for as available-for-sale equity securities. The Company also evaluates its initial and continuing involvement with certain entities to determine if the Company is required to consolidate the entities under the variable interest entity (VIE) model. This evaluation is based on a qualitative assessment of whether the Company is the primary beneficiary of the VIE, which requires the Company to possess both: 1) the power to direct the activities that most significantly impact the economic performance of the VIE; and 2) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The consolidated financial statements do not include any consolidated VIEs for all periods presented.
The Company's consolidated financial statements are prepared in accordance with GAAP. Intercompany accounts and transactions are eliminated in consolidation. These financial statements reflect all adjustments, which are normal and recurring in nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. These consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2016. While certain disclosures included in annual financial statements prepared in accordance with GAAP have been omitted in this quarterly report, the Company believes that the information and disclosures presented herein are adequate and that such disclosures are not misleading.
Use of Estimates
Preparing the Company's consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes for the periods presented. Actual results could differ from management’s estimates. Certain significant accounting policies are critical because they are based on estimates and assumptions that require complex and subjective judgments by management. Changes in these estimates or assumptions could materially impact the Company’s financial condition and results of operations. Material estimates in which management believes changes could reasonably occur include: allowance for loan losses; valuation and impairment of goodwill and acquired intangible assets; and estimates of effective tax rates, deferred taxes and valuation allowance.

E*TRADE | Q1 2017 10-Q                                       41

Adoption of New Accounting Standards
Accounting for Employee Share-Based Payments
In March 2016, the FASB amended the accounting guidance on employee share-based payments. Relevant changes in the amended guidance include the requirement to recognize all excess tax benefits and deficiencies upon exercise or vesting as income tax expense or benefit in the consolidated statement of income; to treat excess tax benefits and deficiencies as discrete items in the reporting period they occur; to not delay recognition of excess tax benefits until the tax benefit is realized through a reduction in current taxes payable; and to make an accounting policy election to either estimate forfeitures or account for them as they occur. The Company adopted the amended accounting guidance as of January 1, 2017 and recognized a $3 million deferred tax asset and cumulative-effect adjustment to equity as of the beginning of the period. In addition, for the three months ended March 31, 2016 the Company reclassified $12 million related to shares withheld to pay taxes from cash flows from operating activities to cash flows from financing activities. Forfeitures will continue to be estimated consistent with the Company's prior accounting policies. The impact to the Company's financial condition, results of operations and cash flows will vary based on, among other factors, the market price of the Company's common stock. During the three months ended March 31, 2017 the Company recognized a $5 million income tax benefit in accordance with the new guidance.
New Accounting Standards Not Yet Adopted
Revenue Recognition on Contracts with Customers
In May 2014, the FASB amended the guidance on revenue recognition on contracts with customers. The new standard outlines a single comprehensive model for entities to apply in accounting for revenue arising from contracts with customers. The Company's accounting for net interest income is not expected to be impacted by the new standard. The FASB issued supplemental amendments to the new standard to clarify certain accounting guidance and provide narrow scope improvements and practical expedients during 2016. The amended guidance will be effective for annual and interim periods beginning on January 1, 2018 and may be applied on either a full retrospective or modified retrospective basis. The Company is currently evaluating the impact of the new accounting guidance and expects to complete this evaluation in 2017. The adoption of the amended revenue recognition guidance is not expected to have a material impact on the Company’s financial condition, results of operations or cash flows as the satisfaction of performance obligations under the new guidance is expected to be materially consistent with the Company's existing revenue recognition policies. The Company is also evaluating the impact of the amended accounting guidance on the accounting for incremental costs of obtaining contracts and on additional disclosure requirements.
Classification and Measurement of Financial Instruments
In January 2016, the FASB amended the accounting and disclosure guidance on the classification and measurement of financial instruments. Relevant changes in the amended guidance include the requirement that equity investments, excluding those accounted for under the equity method of accounting or those resulting in consolidation of the investee, be measured at fair value in the consolidated balance sheet with changes in fair value recognized in net income. For disclosure purposes, the Company will no longer be required to disclose the methods and significant assumptions used to estimate fair value for financial instruments measured at amortized cost in the consolidated balance sheet. The amended guidance will be effective for interim and annual periods beginning on January 1, 2018 and is required to be applied on a modified retrospective basis by means of a cumulative-effect adjustment to the consolidated balance sheet on that date. The Company is currently evaluating the impact of the new accounting guidance; however, the adoption is not expected to have a material impact on the Company’s financial condition, results of operations or cash flows as debt securities represent the majority of the Company's investment portfolio.

E*TRADE | Q1 2017 10-Q                                       42

Accounting for Leases
In February 2016, the FASB amended the guidance on accounting for leases. The new standard requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all qualifying leases with terms of more than twelve months. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee remains substantially unchanged and depends on classification as a finance or operating lease. The new standard also requires quantitative and qualitative disclosures that provide information about the amounts related to leasing arrangements recorded in the consolidated financial statements. The new guidance will be effective for interim and annual periods beginning on January 1, 2019 and is required to be applied on a modified retrospective basis to the earliest period presented, which includes practical expedient options in certain circumstances. The Company is currently evaluating the impact of the new accounting guidance on the Company's financial condition, results of operations and cash flows; however, the Company's business model of providing services through digital platforms and via phone and online channels in addition to 30 regional branches may limit the impact of the amended lease accounting guidance to the Company's financial condition.
Accounting for Credit Losses
In June 2016, the FASB amended the accounting guidance on accounting for credit losses. The amended guidance requires measurement of all expected credit losses for financial instruments and other commitments to extend credit held at the reporting date. For financial assets measured at amortized cost, factors such as historical experience, current conditions, and reasonable and supportable forecasts will be used to estimate expected credit losses. The amended guidance will also change the manner in which credit losses are recognized on debt securities classified as available-for-sale. The new guidance will be effective for interim and annual periods beginning January 1, 2020. Early adoption is permitted. The Company is currently evaluating the impact of the new accounting guidance on the Company's financial condition, results of operations and cash flows; however, given the recent performance of the Company's run-off legacy loan portfolio and the credit profile of the current investment securities portfolio, the Company does not expect the amended accounting guidance to have as significant of an impact as it could have if the Company were originating or purchasing loans.
Classification of Certain Cash Receipts and Cash Payments
In August 2016, the FASB amended the guidance on the presentation and classification of certain cash receipts and cash payments in the consolidated statement of cash flows to eliminate current diversity in practice. The new guidance will be effective for interim and annual periods beginning January 1, 2018 and must be applied using a retrospective transition method to each period presented. Early adoption is permitted. The Company does not expect the amended accounting guidance to have a significant impact on its consolidated statement of cash flows.
Classification of Restricted Cash
In November 2016, the FASB amended the guidance on the presentation and classification of changes in restricted cash in the consolidated statement of cash flows to eliminate current diversity in practice. The amended guidance requires the consolidated statement of cash flows to explain the change during the period in the total cash, cash equivalents, and amounts generally described as restricted cash and restricted cash equivalents. The guidance will be effective for interim and annual periods beginning January 1, 2018 and must be applied using a retrospective transition method to each period presented. Early adoption is permitted. The Company is currently evaluating the impact of the new presentation and classification guidance.
Clarifying the Definition of a Business
In January 2017, the FASB issued guidance to clarify the definition of a business in order to assist companies in the evaluation of whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The amended guidance also removes the existing evaluation of a market participant's ability to replace missing elements and narrows the definition of output to achieve consistency with other topics. The guidance will be effective for interim and annual periods beginning January 1, 2018 and must be applied prospectively. Early adoption is permitted.

E*TRADE | Q1 2017 10-Q                                       43

Simplifying the Test for Goodwill Impairment
In January 2017, the FASB issued guidance to simplify the test for goodwill impairment by eliminating Step 2 from the goodwill impairment test. The amended guidance requires the Company to perform its annual goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized at the amount by which the carrying amount exceeds the fair value of the reporting unit; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Income tax effects resulting from any tax deductible goodwill should be considered when measuring the goodwill impairment loss, if applicable. The Company will still have the option to perform a qualitative assessment to conclude whether it is more likely than not that the carrying amount of the Company exceeds its fair value. The guidance will be effective for interim and annual periods beginning January 1, 2020 and must be applied prospectively. Early adoption is permitted.
Premium Amortization on Purchased Callable Debt Securities
In March 2017, the FASB issued guidance to amend the amortization period for certain purchased callable debt securities held at a premium. The amended guidance shortens the amortization period for certain callable debt securities held at a premium by requiring the premium to be amortized to the earliest call date. The guidance does not amend the accounting for securities held at a discount. The guidance will be effective for interim and annual periods beginning January 1, 2019 and must be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. Early adoption is permitted. Based on the current composition of the Company's securities portfolio, the new guidance is not expected to have a significant impact on the Company's financial condition or results of operations.

E*TRADE | Q1 2017 10-Q                                       44

NOTE 2—INTEREST INCOME AND INTEREST EXPENSE
The following table shows the components of interest income and interest expense (dollars in millions):

	Three Months Ended March 31,
	2017	2016
Interest income:
Cash and equivalents	$2	$2
Cash required to be segregated under federal or other regulation	3	1
Available-for-sale securities	85	64
Held-to-maturity securities	120	103
Margin receivables	66	64
Loans	43	51
Subtotal interest income	319	285
Other interest revenue(1)	22	23
Total interest income	341	308
Interest expense:
Deposits	(1)	(1)
Customer payables	(1)	(1)
Other borrowings	(5)	(5)
Corporate debt	(14)	(13)
Subtotal interest expense	(21)	(20)
Other interest expense(2)	(1)	(1)
Total interest expense	(22)	(21)
Net interest income	$319	$287

(1)	Represents interest income on securities loaned.

(2)	Represents interest expense on securities borrowed.
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

E*TRADE | Q1 2017 10-Q                                       45

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
All of the Company’s municipal bonds were rated investment grade at March 31, 2017. These securities were valued using a market approach with pricing service valuations corroborated by recent market transactions for identical or similar bonds. Municipal bonds and corporate bonds were categorized in Level 2 of the fair value hierarchy.
Publicly Traded Equity Securities
The fair value measurements of the Company's publicly traded equity securities were classified as Level 1 of the fair value hierarchy as they were based on quoted prices in active markets.
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

E*TRADE | Q1 2017 10-Q                                       46

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
Nonrecurring fair value measurements on one- to four-family and home equity loans and real estate owned were classified as Level 3 of the fair value hierarchy as the valuations included unobservable inputs that were significant to the fair value. The following table presents additional information about significant unobservable inputs used in the valuation of assets measured at fair value on a nonrecurring basis that were categorized in Level 3 of the fair value hierarchy at March 31, 2017 and December 31, 2016:

	Unobservable Inputs	Average	Range
March 31, 2017
Loans receivable:
One- to four-family	Appraised value	$397,700	$50,000-$1,100,000
Home equity	Appraised value	$312,300	$15,000-$2,400,000
Real estate owned	Appraised value	$290,600	$29,000-$1,450,000

December 31, 2016
Loans receivable:
One- to four-family	Appraised value	$408,100	$50,000-$1,490,000
Home equity	Appraised value	$312,000	$6,000-$2,500,000
Real estate owned	Appraised value	$342,300	$21,500-$1,800,000

E*TRADE | Q1 2017 10-Q                                       47

Recurring and Nonrecurring Fair Value Measurements
Assets and liabilities measured at fair value at March 31, 2017 and December 31, 2016 are summarized in the following tables (dollars in millions):

	Level 1	Level 2	Level 3	Total Fair Value
March 31, 2017:
Recurring fair value measurements:
Assets
Available-for-sale securities:
Debt securities:
Agency mortgage-backed securities	$—	$16,496	$—	$16,496
Agency debentures	—	929	—	929
U.S. Treasuries	—	281	—	281
Agency debt securities	—	24	—	24
Municipal bonds	—	32	—	32
Total debt securities	—	17,762	—	17,762
Publicly traded equity securities	7	—	—	7
Total available-for-sale securities	7	17,762	—	17,769
Receivables from brokers, dealers and clearing organizations:
U.S. Treasuries	122	—	—	122
Other assets:
Derivative assets(1)	—	128	—	128
Total assets measured at fair value on a recurring basis(2)	$129	$17,890	$—	$18,019
Liabilities
Other liabilities:
Derivative liabilities(1)	$—	$12	$—	$12
Total liabilities measured at fair value on a recurring basis(2)	$—	$12	$—	$12
Nonrecurring fair value measurements:
Loans receivable, net:
One- to four-family	$—	$—	$9	$9
Home equity	—	—	22	22
Total loans receivable	—	—	31	31
Other assets:
Real estate owned	—	—	17	17
Total assets measured at fair value on a nonrecurring basis(3)	$—	$—	$48	$48

(1)	All derivative assets and liabilities were interest rate contracts at March 31, 2017. Information related to derivative instruments is detailed in Note 7—Derivative Instruments and Hedging Activities.

(2)	Assets and liabilities measured at fair value on a recurring basis represented 32% and less than 1% of the Company’s total assets and total liabilities, respectively, at March 31, 2017.

(3)
Represents the fair value of assets prior to deducting estimated selling costs that were carried on the consolidated balance sheet at March 31, 2017, and for which a fair value measurement was recorded during the period.

E*TRADE | Q1 2017 10-Q                                       48

	Level 1	Level 2	Level 3	Total Fair Value
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
Other liabilities:
Derivative liabilities(1)	$—	$31	$—	$31
Total liabilities measured at fair value on a recurring basis(2)	$—	$31	$—	$31
Nonrecurring fair value measurements:
Loans receivable, net:
One- to four-family	$—	$—	$25	$25
Home equity	—	—	21	21
Total loans receivable	—	—	46	46
Other assets:
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

The following table presents gains and losses recognized on assets measured at fair value on a nonrecurring basis during the three months ended March 31, 2017 and 2016 (dollars in millions):

	Three Months Ended March 31,
	2017	2016
One- to four-family	$1	$1
Home equity	1	3
Total losses on loans receivable measured at fair value	$2	$4

Losses (gains) on real estate owned measured at fair value	$(1)	$—

E*TRADE | Q1 2017 10-Q                                       49

Transfers Between Levels 1, 2 and 3
For assets and liabilities measured at fair value on a recurring basis, the Company’s transfers between levels of the fair value hierarchy are deemed to have occurred at the beginning of the reporting period on a quarterly basis. The Company had no transfers between levels during the three months ended March 31, 2017 and 2016.
Recurring Fair Value Measurements Categorized within Level 3
For the periods presented, no assets or liabilities measured at fair value on a recurring basis were categorized within Level 3 of the fair value hierarchy.
Fair Value of Financial Instruments Not Carried at Fair Value
The following table summarizes the carrying values, fair values and fair value hierarchy level classification of financial instruments that are not carried at fair value on the consolidated balance sheet at March 31, 2017 and December 31, 2016 (dollars in millions):

	March 31, 2017
	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash and equivalents	$998	$998	$—	$—	$998
Cash required to be segregated under federal or other regulations	$1,876	$1,876	$—	$—	$1,876
Held-to-maturity securities:
Agency mortgage-backed securities	$16,218	$—	$16,209	$—	$16,209
Agency debentures	203	—	203	—	203
Agency debt securities	2,766	—	2,764	—	2,764
Other non-agency debt securities	4	—	—	4	4
Total held-to-maturity securities	$19,191	$—	$19,176	$4	$19,180
Margin receivables(1)	$6,906	$—	$6,906	$—	$6,906
Loans receivable, net:
One- to four-family	$1,784	$—	$—	$1,819	$1,819
Home equity	1,276	—	—	1,225	1,225
Consumer	228	—	—	227	227
Total loans receivable, net(2)	$3,288	$—	$—	$3,271	$3,271
Receivables from brokers, dealers and clearing organizations(1)	$1,288	$—	$1,288	$—	$1,288
Liabilities
Deposits	$37,384	$—	$37,384	$—	$37,384
Customer payables	$8,926	$—	$8,926	$—	$8,926
Payables to brokers, dealers and clearing organizations	$1,288	$—	$1,288	$—	$1,288
Trust preferred securities	$409	$—	$—	$305	$305
Corporate debt	$991	$—	$1,042	$—	$1,042

(1)
The fair value of securities that the Company received as collateral in connection with margin receivables and securities borrowing activities, where the Company is permitted to sell or re-pledge the securities, was approximately $10.3 billion and $9.8 billion at March 31, 2017 and December 31, 2016, respectively. Of this amount, $2.5 billion and $2.0 billion had been pledged or sold in connection with securities loans and deposits with clearing organizations at March 31, 2017 and December 31, 2016, respectively.

(2)	The carrying value of loans receivable, net includes the allowance for loan losses of $213 million and loans that are recorded at fair value on a nonrecurring basis at March 31, 2017.

E*TRADE | Q1 2017 10-Q                                       50

	December 31, 2016
	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash and equivalents	$1,950	$1,950	$—	$—	$1,950
Cash required to be segregated under federal or other regulations	$1,460	$1,460	$—	$—	$1,460
Held-to-maturity securities:
Agency mortgage-backed securities	$12,868	$—	$12,839	$—	$12,839
Agency debentures	29	—	29	—	29
Agency debt securities	2,854	—	2,848	—	2,848
Total held-to-maturity securities	$15,751	$—	$15,716	$—	$15,716
Margin receivables	$6,731	$—	$6,731	$—	$6,731
Loans receivable, net:
One- to four-family	$1,918	$—	$—	$1,942	$1,942
Home equity	1,385	—	—	1,311	1,311
Consumer	248	—	—	249	249
Total loans receivable, net(1)	$3,551	$—	$—	$3,502	$3,502
Receivables from brokers, dealers and clearing organizations	$1,056	$—	$1,056	$—	$1,056
Liabilities
Deposits	$31,682	$—	$31,681	$—	$31,681
Customer Payables	$8,159	$—	$8,159	$—	$8,159
Payables to brokers, dealers and clearing organizations	$983	$—	$983	$—	$983
Trust preferred securities	$409	$—	$—	$288	$288
Corporate debt	$994	$—	$1,050	$—	$1,050

(1)	The carrying value of loans receivable, net includes the allowance for loan losses of $221 million and loans that are recorded at fair value on a nonrecurring basis at December 31, 2016.
The fair value measurement techniques for financial instruments not carried at fair value on the consolidated balance sheet at March 31, 2017 and December 31, 2016 are summarized as follows:
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

E*TRADE | Q1 2017 10-Q                                       51

Deposits—For certificates of deposit, fair value is estimated using a discounted cash flow model. For the remainder of deposits, fair value is the amount payable on demand at the reporting date.
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
Fair Value of Commitments and Contingencies
In the normal course of business, the Company makes various commitments to extend credit and incur contingent liabilities that are not reflected in the consolidated balance sheet. Changes in the economy or interest rates may influence the impact that these commitments and contingencies have on the Company in the future. The Company does not estimate the fair value of those commitments. The Company has the right to cancel these commitments in certain circumstances and has closed a significant amount of customer HELOCs in the past ten years. Information related to such commitments and contingent liabilities is included in Note 14—Commitments, Contingencies and Other Regulatory Matters.

E*TRADE | Q1 2017 10-Q                                       52

NOTE 4—OFFSETTING ASSETS AND LIABILITIES
For financial statement purposes, the Company does not offset derivative instruments or securities borrowing and securities lending transactions. These activities are generally transacted under master agreements that are widely used by counterparties and that may allow for net settlements of payments in the normal course, as well as offsetting of all contracts with a given counterparty in the event of bankruptcy or default of one of the two parties to the transaction. The following table presents information about these transactions to enable the users of the Company’s consolidated financial statements to evaluate the potential effect of rights of set-off between these recognized assets and recognized liabilities at March 31, 2017 and December 31, 2016 (dollars in millions):

				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet (1)	Financial Instruments	Collateral Received or Pledged (Including Cash)	Net Amount
March 31, 2017
Assets:
Deposits paid for securities borrowed (2)	$995	$—	$995	$(273)	$(700)	$22
Total	$995	$—	$995	$(273)	$(700)	$22

Liabilities:
Deposits received for securities loaned (3)	$1,246	$—	$1,246	$(273)	$(886)	$87
Derivative liabilities (4)(5)	4	—	4	—	(4)	—
Total	$1,250	$—	$1,250	$(273)	$(890)	$87

December 31, 2016
Assets:
Deposits paid for securities borrowed (2)	$774	$—	$774	$(192)	$(560)	$22
Total	$774	$—	$774	$(192)	$(560)	$22

Liabilities:
Deposits received for securities loaned (3)	$926	$—	$926	$(192)	$(661)	$73
Derivative liabilities (4)(5)	6	—	6	—	(6)	—
Total	$932	$—	$932	$(192)	$(667)	$73

(1)
Net amount of deposits paid for securities borrowed are reflected in the receivables from brokers, dealers and clearing organizations line item in the consolidated balance sheet. Net amount of deposits received for securities loaned and derivative liabilities are reflected in the payables to brokers, dealers and clearing organizations and other liabilities line items in the consolidated balance sheet, respectively.

(2)
Included in the gross amounts of deposits paid for securities borrowed was $701 million and $307 million at March 31, 2017 and December 31, 2016, respectively, transacted through a program with a clearing organization, which guarantees the return of cash to the Company. For presentation purposes, these amounts presented are based on the counterparties under the Company’s master securities loan agreements.

(3)
Included in the gross amounts of deposits received for securities loaned was $745 million and $546 million at March 31, 2017 and December 31, 2016, respectively, transacted through a program with a clearing organization, which guarantees the return of securities to the Company. For presentation purposes, these amounts presented are based on the counterparties under the Company’s master securities loan agreements.

(4)	Excludes net accrued interest payable of $1 million and $2 million at March 31, 2017 and December 31, 2016, respectively.

(5)	The collateral pledged included held-to-maturity securities at amortized cost for March 31, 2017 and available-for-sale securities at fair value for December 31, 2016.

E*TRADE | Q1 2017 10-Q                                       53

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
Derivative Transactions
Certain types of derivatives that the Company utilizes in its hedging activities are subject to derivatives clearing agreements (cleared derivatives contracts) under the Dodd-Frank Act. These cleared derivatives contracts enable clearing by a derivatives clearing organization through a clearing member. Under the contracts, the clearing member typically has a one-way right to offset all contracts in the event of the Company's default or bankruptcy. Collateral exchanged under these contracts is not included in the table above as the contracts may not qualify as master netting agreements. At March 31, 2017 and December 31, 2016, the Company had $128 million and $165 million, respectively, of cleared derivative contract assets. At March 31, 2017 and December 31, 2016, the Company had $8 million and $25 million, respectively, of cleared derivative contract liabilities.
In January 2017, a clearing organization through which the Company executes certain of its derivative contracts amended its rulebook to legally characterize variation margin payments as settlements of the derivatives' exposure rather than collateral against the exposure. For these contracts, amounts exchanged with counterparties are reflected as a reduction of the related derivative assets or liabilities, including accrued interest, on the consolidated balance sheet. At March 31, 2017, the Company had derivative assets and liabilities of $16 million and $17 million, respectively, excluding accrued interest, that were settled by variation margin payments and are therefore excluded from the table above.

E*TRADE | Q1 2017 10-Q                                       54

NOTE 5—AVAILABLE-FOR-SALE AND HELD-TO-MATURITY SECURITIES
The amortized cost and fair value of available-for-sale and held-to-maturity securities at March 31, 2017 and December 31, 2016 are shown in the following tables (dollars in millions):

	Amortized Cost	Gross Unrealized / Unrecognized Gains	Gross Unrealized / Unrecognized Losses	Fair Value
March 31, 2017:
Available-for-sale securities:
Debt securities:
Agency mortgage-backed securities	$16,754	$36	$(294)	$16,496
Agency debentures	927	21	(19)	929
U.S. Treasuries	298	—	(17)	281
Agency debt securities	25	—	(1)	24
Municipal bonds	32	—	—	32
Total debt securities	18,036	57	(331)	17,762
Publicly traded equity securities(1)	7	—	—	7
Total available-for-sale securities	$18,043	$57	$(331)	$17,769
Held-to-maturity securities:
Agency mortgage-backed securities	$16,218	$132	$(141)	$16,209
Agency debentures	203	—	—	203
Agency debt securities	2,766	26	(28)	2,764
Other non-agency debt securities	4	—	—	4
Total held-to-maturity securities	$19,191	$158	$(169)	$19,180

December 31, 2016:
Available-for-sale securities:
Debt securities:
Agency mortgage-backed securities	$12,946	$24	$(336)	$12,634
Agency debentures	791	18	(21)	788
U.S. Treasuries	452	—	(45)	407
Agency debt securities	25	—	(1)	24
Municipal bonds	32	—	—	32
Total debt securities	14,246	42	(403)	13,885
Publicly traded equity securities(1)	7	—	—	7
Total available-for-sale securities	$14,253	$42	$(403)	$13,892
Held-to-maturity securities:
Agency mortgage-backed securities	$12,868	$123	$(152)	$12,839
Agency debentures	29	—	—	29
Agency debt securities	2,854	26	(32)	2,848
Total held-to-maturity securities	$15,751	$149	$(184)	$15,716

(1)	Consists of investments in a mutual fund related to the Community Reinvestment Act.

E*TRADE | Q1 2017 10-Q                                       55

Contractual Maturities
The contractual maturities of all available-for-sale and held-to-maturity debt securities at March 31, 2017 are shown in the following table (dollars in millions):

	Amortized Cost	Fair Value
Available-for-sale debt securities:
Due within one year	$—	$—
Due within one to five years	6	6
Due within five to ten years	6,452	6,324
Due after ten years	11,578	11,432
Total available-for-sale debt securities	$18,036	$17,762
Held-to-maturity debt securities:
Due within one year	$152	$153
Due within one to five years	1,575	1,614
Due within five to ten years	5,177	5,178
Due after ten years	12,287	12,235
Total held-to-maturity debt securities	$19,191	$19,180
At March 31, 2017 and December 31, 2016, the Company pledged $2.6 billion and $0.5 billion, respectively, of held-to-maturity debt securities, and $6 million of available-for-sale securities at both periods, as collateral for FHLB advances, derivatives and other purposes.

E*TRADE | Q1 2017 10-Q                                       56

Investments with Unrealized or Unrecognized Losses
The following tables show the fair value and unrealized or unrecognized losses on available-for-sale and held-to-maturity securities, aggregated by investment category, and the length of time that individual securities have been in a continuous unrealized or unrecognized loss position at March 31, 2017 and December 31, 2016 (dollars in millions):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized / Unrecognized Losses	Fair Value	Unrealized / Unrecognized Losses	Fair Value	Unrealized / Unrecognized Losses
March 31, 2017:
Available-for-sale securities:
Debt securities:
Agency mortgage-backed securities	$10,264	$(243)	$1,666	$(51)	$11,930	$(294)
Agency debentures	370	(19)	—	—	370	(19)
U.S. Treasuries	281	(17)	—	—	281	(17)
Agency debt securities	24	(1)	—	—	24	(1)
Municipal bonds	22	—	—	—	22	—
Publicly traded equity securities	7	—	—	—	7	—
Total temporarily impaired available-for-sale securities	$10,968	$(280)	$1,666	$(51)	$12,634	$(331)
Held-to-maturity securities:
Agency mortgage-backed securities	$6,464	$(113)	$1,189	$(28)	$7,653	$(141)
Agency debentures	123	—	—	—	123	—
Agency debt securities	1,707	(28)	18	—	1,725	(28)
Total temporarily impaired held-to-maturity securities	$8,294	$(141)	$1,207	$(28)	$9,501	$(169)

December 31, 2016:
Available-for-sale securities:
Debt securities:
Agency mortgage-backed securities	$9,281	$(279)	$1,620	$(57)	$10,901	$(336)
Agency debentures	454	(21)	—	—	454	(21)
U.S. Treasuries	407	(45)	—	—	407	(45)
Agency debt securities	24	(1)	—	—	24	(1)
Municipal bonds	13	—	—	—	13	—
Publicly traded equity securities	7	—	—	—	7	—
Total temporarily impaired available-for-sale securities	$10,186	$(346)	$1,620	$(57)	$11,806	$(403)
Held-to-maturity securities:
Agency mortgage-backed securities	$5,929	$(123)	$1,272	$(29)	$7,201	$(152)
Agency debentures	18	—	—	—	18	—
Agency debt securities	1,739	(32)	18	—	1,757	(32)
Total temporarily impaired held-to-maturity securities	$7,686	$(155)	$1,290	$(29)	$8,976	$(184)
The Company does not believe that any individual unrealized loss in the available-for-sale portfolio or unrecognized loss in the held-to-maturity portfolio as of March 31, 2017 represents a credit loss. The Company does not intend to sell the debt securities in an unrealized or unrecognized loss position as of the balance sheet date and it is not more likely than not that the Company will be required to sell the debt

E*TRADE | Q1 2017 10-Q                                       57

securities before the anticipated recovery of its remaining amortized cost of the debt securities in an unrealized or unrecognized loss position at March 31, 2017.
There were no impairment losses recognized in earnings on available-for-sale or held-to-maturity securities during the three months ended March 31, 2017 and 2016, respectively.
Gains on Securities and Other, Net
The following table shows the components of the gains on securities and other, net line item on the consolidated statement of income for the three months ended March 31, 2017 and 2016 (dollars in millions):

	Three Months Ended March 31,
	2017	2016
Gains on available-for-sale securities	$8	$15
Hedge ineffectiveness	(1)	(2)
Equity method investment income (loss) and other	3	(3)
Gains on securities and other, net	$10	$10
NOTE 6—LOANS RECEIVABLE, NET
Loans receivable, net at March 31, 2017 and December 31, 2016 are summarized as follows (dollars in millions):

	March 31,	December 31,
	2017	2016
One- to four-family	$1,819	$1,950
Home equity	1,437	1,556
Consumer	230	250
Total loans receivable	3,486	3,756
Unamortized premiums, net	15	16
Allowance for loan losses	(213)	(221)
Total loans receivable, net	$3,288	$3,551
At March 31, 2017, the Company pledged $2.9 billion and $0.2 billion of loans as collateral to the FHLB and Federal Reserve Bank, respectively. At December 31, 2016, the Company pledged $3.1 billion and $0.3 billion of loans as collateral to the FHLB and Federal Reserve Bank, respectively.
The following table presents the total recorded investment in loans receivable and allowance for loan losses by loans that have been collectively evaluated for impairment and those that have been individually evaluated for impairment by loan class at March 31, 2017 and December 31, 2016 (dollars in millions):

	Recorded Investment		Allowance for Loan Losses
	March 31,	December 31,	March 31,	December 31,
	2017	2016	2017	2016
Collectively evaluated for impairment:
One- to four-family	$1,595	$1,717	$41	$38
Home equity	1,249	1,361	117	120
Consumer	233	253	5	5
Total collectively evaluated for impairment	3,077	3,331	163	163
Individually evaluated for impairment:
One- to four-family	236	246	5	7
Home equity	188	195	45	51
Total individually evaluated for impairment	424	441	50	58
Total	$3,501	$3,772	$213	$221

E*TRADE | Q1 2017 10-Q                                       58

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
Credit Quality
The following tables show the distribution of the Company’s mortgage loan portfolios by credit quality indicator at March 31, 2017 and December 31, 2016 (dollars in millions):

	One- to Four-Family		Home Equity
	March 31,	December 31,	March 31,	December 31,
Current LTV/CLTV(1)	2017	2016	2017	2016
<=80%	$1,208	$1,308	$650	$686
80%-100%	392	413	379	414
100%-120%	130	143	249	274
>120%	89	86	159	182
Total mortgage loans receivable	$1,819	$1,950	$1,437	$1,556
Average estimated current LTV/CLTV (2)	73%	73%	86%	87%
Average LTV/CLTV at loan origination (3)	71%	71%	81%	81%

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

(3)
Average LTV/CLTV at loan origination calculations are based on LTV/CLTV at time of purchase for one- to four-family purchased loans and home equity installment loans and maximum available line for HELOCs

	One- to Four-Family		Home Equity
	March 31,	December 31,	March 31,	December 31,
Current FICO	2017	2016	2017	2016
>=720	$1,041	$1,121	$705	$778
719 - 700	166	179	152	156
699 - 680	140	153	128	141
679 - 660	106	121	99	117
659 - 620	140	154	143	149
<620	226	222	210	215
Total mortgage loans receivable	$1,819	$1,950	$1,437	$1,556

E*TRADE | Q1 2017 10-Q                                       59

Concentrations of Credit Risk
The following table outlines when one- to four-family and HELOCs convert to amortizing by percentage of the one- to four-family portfolio and HELOC portfolios, respectively, at March 31, 2017:

Period of Conversion to Amortizing Loan	% of One- to Four-Family Portfolio	% of Home Equity Line of Credit Portfolio
Already amortizing	84%	96%
Q2 2017	11%	3%
Q3 2017 or later	5%	1%
The average age of our mortgage loans receivable was 11.1 and 10.8 years at March 31, 2017 and December 31, 2016, respectively. Approximately 36% of the Company’s mortgage loans receivable were concentrated in California at March 31, 2017 and December 31, 2016. No other state had concentrations of mortgage loans that represented 10% or more of the Company’s mortgage loans receivable at March 31, 2017 and December 31, 2016.
Delinquent Loans
The following table shows total loans receivable by delinquency category at March 31, 2017 and December 31, 2016 (dollars in millions):

	Current	30-89 Days Delinquent	90-179 Days Delinquent	180+ Days Delinquent	Total
March 31, 2017
One- to four-family	$1,623	$84	$25	$87	$1,819
Home equity	1,327	43	20	47	1,437
Consumer	225	4	1	—	230
Total loans receivable	$3,175	$131	$46	$134	$3,486
December 31, 2016
One- to four-family	$1,774	$67	$23	$86	$1,950
Home equity	1,442	43	18	53	1,556
Consumer	245	4	1	—	250
Total loans receivable	$3,461	$114	$42	$139	$3,756
One- to four-family loans are generally secured in a first lien position by real estate assets, reducing the potential loss when compared to an unsecured loan. Home equity loans are generally secured by real estate assets; however, the majority of these loans are secured in a second lien position, which substantially increases the potential loss when compared to a first lien position. The loss severity of our second lien home equity loans was approximately 91% for a trailing twelve-month period as of March 31, 2017.
Nonperforming Loans
The following table shows the comparative data for nonperforming loans at March 31, 2017 and December 31, 2016 (dollars in millions):

	March 31,	December 31,
	2017	2016
One- to four-family	$212	$215
Home equity	130	136
Consumer	1	1
Total nonperforming loans receivable	$343	$352

E*TRADE | Q1 2017 10-Q                                       60

At March 31, 2017 and December 31, 2016, the Company held $29 million and $35 million, respectively, of real estate owned that were acquired through foreclosure or through a deed in lieu of foreclosure or similar legal agreement. The Company held $114 million and $112 million of loans for which formal foreclosure proceedings were in process at March 31, 2017 and December 31, 2016, respectively.
Allowance for Loan Losses
The following table provides a roll forward by loan portfolio of the allowance for loan losses for the three months ended March 31, 2017 and 2016 (dollars in millions):

	Three Months Ended March 31, 2017
	One- to Four-Family	Home Equity	Consumer	Total
Allowance for loan losses, beginning of period	$45	$171	$5	$221
Provision (benefit) for loan losses	—	(15)	1	(14)
Charge-offs	—	—	(2)	(2)
Recoveries	1	6	1	8
Net (charge-offs) recoveries	1	6	(1)	6
Allowance for loan losses, end of period	$46	$162	$5	$213

	Three Months Ended March 31, 2016
	One- to Four-Family	Home Equity	Consumer	Total
Allowance for loan losses, beginning of period	$40	$307	$6	$353
Provision (benefit) for loan losses	8	(42)	—	(34)
Charge-offs	(1)	(5)	(2)	(8)
Recoveries	2	7	2	11
Net (charge-offs) recoveries	1	2	—	3
Allowance for loan losses, end of period	$49	$267	$6	$322
Impaired Loans—Troubled Debt Restructurings
The following table shows a summary of the Company’s recorded investment in TDRs that were on accrual and nonaccrual status, further disaggregated by delinquency status, in addition to the recorded investment in TDRs at March 31, 2017 and December 31, 2016 (dollars in millions):

		Nonaccrual TDRs
	Accrual TDRs(1)	Current(2)	30-89 Days Delinquent	90-179 Days Delinquent	180+ Days Delinquent	Total Recorded Investment in TDRs (3)(4)
March 31, 2017
One- to four-family	$96	$80	$19	$6	$35	$236
Home equity	112	41	11	4	20	188
Total	$208	$121	$30	$10	$55	$424
December 31, 2016
One- to four-family	$97	$90	$16	$8	$35	$246
Home equity	119	41	10	4	21	195
Total	$216	$131	$26	$12	$56	$441

(1)	Represents loans modified as TDRs that are current and have made six or more consecutive payments.

(2)	Represents loans modified as TDRs that are current but have not yet made six consecutive payments, bankruptcy loans and certain junior lien TDRs that have a delinquent senior lien.

E*TRADE | Q1 2017 10-Q                                       61

(3)
The unpaid principal balance in one- to four-family TDRs was $234 million and $243 million at March 31, 2017 and December 31, 2016, respectively. For home equity loans, the recorded investment in TDRs represents the unpaid principal balance.

(4)
Total recorded investment in TDRs at March 31, 2017 consisted of $307 million of loans modified as TDRs and $117 million of loans that have been charged off due to bankruptcy notification. Total recorded investment in TDRs at December 31, 2016 consisted of $316 million of loans modified as TDRs and $125 million of loans that have been charged off due to bankruptcy notification.

The recorded investment in loans modified as TDRs includes the charge-offs related to certain loans that were written down to estimated current value of the underlying property less estimated selling costs. These charge-offs were recorded on modified loans that were delinquent in excess of 180 days, in bankruptcy, or when certain characteristics of the loan, including CLTV, borrower's credit and type of modification, cast substantial doubt on the borrower's ability to repay the loan.
The following table shows the average recorded investment and interest income recognized both on a cash and accrual basis for the Company’s TDRs during the three months ended March 31, 2017 and 2016 (dollars in millions):

	Average Recorded Investment		Interest Income Recognized
	Three Months Ended March 31,		Three Months Ended March 31,
	2017	2016	2017	2016
One- to four-family	$241	$282	$3	$2
Home equity	192	205	4	4
Total	$433	$487	$7	$6
The following table shows detailed information related to the Company’s TDRs and specific valuation allowances at March 31, 2017 and December 31, 2016 (dollars in millions):

	March 31, 2017			December 31, 2016
	Recorded Investment in TDRs	Specific Valuation Allowance	Net Investment in TDRs	Recorded Investment in TDRs	Specific Valuation Allowance	Net Investment in TDRs
With a recorded allowance:
One- to four-family	$55	$5	$50	$61	$7	$54
Home equity	$101	$45	$56	$111	$51	$60
Without a recorded allowance:(1)
One- to four-family	$181	$—	$181	$185	$—	$185
Home equity	$87	$—	$87	$84	$—	$84
Total:
One- to four-family	$236	$5	$231	$246	$7	$239
Home equity	$188	$45	$143	$195	$51	$144

(1)	Represents loans where the discounted cash flow analysis or collateral value is equal to or exceeds the recorded investment in the loan.

E*TRADE | Q1 2017 10-Q                                       62

The following tables provide the number of loans and post-modification balances immediately after being modified by major class during the three months ended March 31, 2017 and 2016 (dollars in millions):

	Three Months Ended March 31, 2017
		Interest Rate Reduction
	Number of Loans	Re-age/ Extension/ Interest Capitalization	Other with Interest Rate Reduction	Other(1)	Total
One- to four-family	8	$2	$—	$—	$2
Home equity	161	3	—	8	11
Total	169	$5	$—	$8	$13

	Three Months Ended March 31, 2016
		Interest Rate Reduction
	Number of Loans	Re-age/ Extension/ Interest Capitalization	Other with Interest Rate Reduction	Other(1)	Total
One- to four-family	14	$4	$—	$1	$5
Home equity	193	2	1	12	15
Total	207	$6	$1	$13	$20

(1)	Amounts represent loans whose terms were modified in a manner that did not result in an interest rate reduction, including re-aged loans, extensions, and loans with capitalized interest.

E*TRADE | Q1 2017 10-Q                                       63

NOTE 7—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The Company enters into derivative transactions primarily to protect against interest rate risk on the value of certain assets. Each derivative instrument is recorded on the consolidated balance sheet at fair value as a freestanding asset or liability. The following table summarizes the fair value of derivatives as reported in the consolidated balance sheet at March 31, 2017 and December 31, 2016 (dollars in millions):

		Fair Value(1)
	Notional	Asset(2)	Liability(3)	Net(4)
March 31, 2017
Interest rate contracts:
Fair value hedges	$5,569	$128	$(12)	$116
Total derivatives designated as hedging instruments(4)	$5,569	$128	$(12)	$116
December 31, 2016
Interest rate contracts:
Fair value hedges	$3,862	$165	$(31)	$134
Total derivatives designated as hedging instruments(4)	$3,862	$165	$(31)	$134

(1)
At March 31, 2017, excludes derivative assets and liabilities of $16 million and $17 million, respectively, that were executed through a central clearing organization and were settled by variation margin payments. See Note 4—Offsetting Assets and Liabilities for additional information.

(2)	Reflected in the other assets line item on the consolidated balance sheet.

(3)	Reflected in the other liabilities line item on the consolidated balance sheet.

(4)	Represents net fair value of derivative instruments for disclosure purposes only.

(5)	All derivatives were designated as hedging instruments at March 31, 2017 and December 31, 2016.
Fair Value Hedges
Fair value hedges are used to offset exposure to changes in value of certain fixed-rate assets. Fair value hedges are accounted for by recording the fair value of the derivative instrument and the fair value of the asset being hedged on the consolidated balance sheet. Changes in the fair value of both the derivative instruments and the underlying assets are recognized in the gains on securities and other, net line item in the consolidated statement of income. To the extent that the hedge is ineffective, the changes in the fair values will not offset and the difference, or hedge ineffectiveness, is reflected in the gains on securities and other, net line item in the consolidated statement of income.
Hedge accounting is discontinued for fair value hedges if a derivative instrument is sold, terminated or otherwise de-designated. If fair value hedge accounting is discontinued, the previously hedged item is no longer adjusted for changes in fair value through the consolidated statement of income and the cumulative net gain or loss on the hedged asset or liability at the time of de-designation is amortized to interest income or interest expense using the effective interest method over the expected remaining life of the hedged item. Changes in the fair value of the derivative instruments after de-designation of fair value hedge accounting are recorded in the gains on securities and other, net line item in the consolidated statement of income.

E*TRADE | Q1 2017 10-Q                                       64

The following table summarizes the effect of interest rate contracts designated as fair value hedges and related hedged items on the consolidated statement of income for the three months ended March 31, 2017 and 2016 (dollars in millions):

	Three Months Ended March 31,
	2017			2016
	Hedging Instrument	Hedged Item	Hedge Ineffectiveness(1)	Hedging Instrument	Hedged Item	Hedge Ineffectiveness(1)
Agency debentures	$11	$(11)	$—	$(47)	$46	$(1)
Agency mortgage-backed securities	13	(14)	(1)	(69)	68	(1)
Total gains (losses) included in earnings	$24	$(25)	$(1)	$(116)	$114	$(2)

(1)	Reflected in the gains on securities and other, net line item on the consolidated statement of income.
NOTE 8—DEPOSITS
Deposits are summarized as follows (dollars in millions):

	Amount		Weighted-Average Rate
	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Sweep deposits	$31,955	$26,362	0.01%	0.01%
Savings deposits	3,238	3,185	0.01%	0.01%
Other deposits(1)(2)	2,191	2,135	0.03%	0.03%
Total deposits	$37,384	$31,682	0.01%	0.01%

(1)	Includes checking deposits, money market and time deposits.

(2)	As of March 31, 2017 and December 31, 2016, the Company had $195 million and $177 million in non-interest bearing deposits, respectively.
NOTE 9—OTHER BORROWINGS
Other borrowings at March 31, 2017 and December 31, 2016 represent trust preferred securities, which begin maturing in 2031.
External Lines of Credit maintained at E*TRADE Securities
E*TRADE Securities' external liquidity lines total approximately $1.1 billion as of March 31, 2017 and include the following:

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
The revolving credit facility contains maintenance covenants related to E*TRADE Securities' minimum consolidated tangible net worth and regulatory net capital ratio. There were no outstanding balances for these lines at March 31, 2017.

E*TRADE | Q1 2017 10-Q                                       65

NOTE 10—CORPORATE DEBT
Corporate debt at March 31, 2017 and December 31, 2016 is outlined in the following table (dollars in millions):

	Face Value	Discount	Net
March 31, 2017
Interest-bearing notes:
5 3/8% Notes, due 2022	$540	$(5)	$535
4 5/8% Notes, due 2023	460	(4)	456
Total corporate debt	$1,000	$(9)	$991

December 31, 2016
Interest-bearing notes:
5 3/8% Notes, due 2022	$540	$(5)	$535
4 5/8% Notes, due 2023	460	(4)	456
Total interest-bearing notes	1,000	(9)	991
Non-interest-bearing debt:
0% Convertible debentures, due 2019	3	—	3
Total corporate debt	$1,003	$(9)	$994
Conversions of Convertible Debentures
During the three months ended March 31, 2017, $3 million of the Company’s convertible debentures were converted into 0.3 million shares of common stock.
Credit Facility
The Company maintains a $250 million senior secured revolving credit facility, for which there was no outstanding balance at March 31, 2017. The credit facility expires in November 2017. The Company has the ability to borrow against the credit facility for working capital and general corporate purposes. The credit facility contains certain maintenance covenants, including the requirement for the parent company to maintain unrestricted cash of $100 million. At March 31, 2017, the Company was in compliance with the maintenance covenants.

E*TRADE | Q1 2017 10-Q                                       66

NOTE 11—SHAREHOLDERS' EQUITY
The following tables present after-tax changes in each component of accumulated other comprehensive loss for the three months ended March 31, 2017 and 2016 (dollars in millions):

	Available-for-Sale Securities	Foreign Currency Translation	Total
Balance, December 31, 2016	$(139)	$2	$(137)
Other comprehensive income before reclassifications	46	—	46
Amounts reclassified from accumulated other comprehensive loss	(5)	(2)	(7)
Net change	41	(2)	39
Balance, March 31, 2017	$(98)	$—	$(98)

	Available-for-Sale Securities	Foreign Currency Translation	Total
Balance, December 31, 2015	$(101)	$2	$(99)
Other comprehensive income before reclassifications	94	—	94
Amounts reclassified from accumulated other comprehensive loss	(9)	—	(9)
Net change	85	—	85
Balance, March 31, 2016	$(16)	$2	$(14)
The following table presents other comprehensive income activity and the related tax effect for the three months ended March 31, 2017 and 2016 (dollars in millions):

	Three Months Ended March 31,
	2017			2016
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
Other comprehensive income
Available-for-sale securities:
Unrealized gains, net	$76	$(30)	$46	$152	$(58)	$94
Reclassification into earnings, net	(8)	3	(5)	(15)	6	(9)
Net change from available-for-sale securities	68	(27)	41	137	(52)	85
Reclassification of foreign currency translation gains	(2)	—	(2)	—	—	—
Other comprehensive income	$66	$(27)	$39	$137	$(52)	$85

E*TRADE | Q1 2017 10-Q                                       67

The following table presents the consolidated statement of income line items impacted by reclassifications out of accumulated other comprehensive loss for the three months ended March 31, 2017 and 2016 (dollars in millions):

Accumulated Other Comprehensive Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Loss		Affected Line Items in the Consolidated Statement of Income
	Three Months Ended March 31,
	2017	2016
Available-for-sale securities:
	$8	$15	Gains on securities and other, net
	(3)	(6)	Income tax expense
	$5	$9	Reclassification into earnings, net
Foreign currency translation:
	$2	$—	Other non-interest expenses
	$2	$—	Reclassification into earnings, net
Preferred Stock Dividends
On February 2, 2017, the Board declared a dividend of $32.64 per share, or $13 million, to holders of record of the Series A Preferred stock as of February 28, 2017. The dividend was paid on March 15, 2017.
NOTE 12—EARNINGS PER SHARE
The following table presents a reconciliation of basic and diluted earnings per common share (in millions, except share data and per share amounts):

	Three Months Ended March 31,
	2017	2016
Basic:
Net income	$145	$153
Preferred stock dividends	13	—
Net income available to common shareholders	$132	$153
Basic weighted-average shares outstanding (in thousands)	274,876	285,274
Basic earnings per common share	$0.48	$0.54
Diluted:
Net income	$145	$153
Preferred stock dividends	13	—
Net income available to common shareholders	$132	$153
Basic weighted-average shares outstanding (in thousands)	274,876	285,274
Effect of dilutive securities:
Weighted-average restricted stock and options issued to employees (in thousands)	1,109	809
Weighted-average convertible debentures (in thousands)	292	597
Diluted weighted-average shares outstanding (in thousands)	276,277	286,680
Diluted earnings per common share	$0.48	$0.53
For both the three months ended March 31, 2017 and 2016, the Company excluded less than 0.1 million of stock options and restricted stock awards and units from the calculations of diluted earnings per share as the effect would have been anti-dilutive.

E*TRADE | Q1 2017 10-Q                                       68

NOTE 13—REGULATORY REQUIREMENTS
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
At March 31, 2017 and December 31, 2016, all of the Company’s broker-dealer subsidiaries met minimum net capital requirements. The tables below summarize the minimum capital requirements and excess capital for the Company’s broker-dealer subsidiaries at March 31, 2017 and December 31, 2016 (dollars in millions):

	Required Net Capital	Net Capital	Excess Net Capital
March 31, 2017:
E*TRADE Securities(1)(2)	$167	$1,006	$839
OptionsHouse(3)	1	28	27
Other broker-dealer	1	20	19
Total	$169	$1,054	$885
December 31, 2016:
E*TRADE Securities(1)	$158	$969	$811
OptionsHouse(3)	1	22	21
Other broker-dealer	—	21	21
Total	$159	$1,012	$853

(1)	Elected to use the Alternative method to compute required net capital.

(2)	E*TRADE Securities paid a dividend of $70 million to the parent company during the three months ended March 31, 2017 and $50 million in April 2017.

(3)	Elected to use the Aggregate Indebtedness method to compute net capital; however, as OptionsHouse is an FCM, the prescribed fixed-dollar minimum capital requirement is $1 million.
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

E*TRADE | Q1 2017 10-Q                                       69

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

	March 31, 2017					December 31, 2016
	Actual		Well Capitalized Minimum Capital		Excess Capital	Actual		Well Capitalized Minimum Capital		Excess Capital
	Amount	Ratio	Amount	Ratio	Amount	Amount	Ratio	Amount	Ratio	Amount
E*TRADE Financial(1)
Tier 1 leverage	$3,710	7.2%	$2,560	5.0%	$1,150	$3,610	7.8%	$2,316	5.0%	$1,294
Common equity Tier 1 capital	$3,452	33.0%	$680	6.5%	$2,772	$3,483	37.0%	$612	6.5%	$2,871
Tier 1 risk-based capital	$3,710	35.4%	$837	8.0%	$2,873	$3,610	38.3%	$754	8.0%	$2,856
Total risk-based capital	$4,259	40.7%	$1,047	10.0%	$3,212	$4,148	44.0%	$942	10.0%	$3,206

	March 31, 2017					December 31, 2016
	Actual		Well Capitalized Minimum Capital		Excess Capital	Actual		Well Capitalized Minimum Capital		Excess Capital
	Amount	Ratio	Amount	Ratio	Amount	Amount	Ratio	Amount	Ratio	Amount
E*TRADE Bank(1)
Tier 1 leverage	$3,251	8.1%	$2,018	5.0%	$1,233	$3,132	8.8%	$1,786	5.0%	$1,346
Common equity Tier 1 capital	$3,251	35.0%	$603	6.5%	$2,648	$3,132	38.3%	$532	6.5%	$2,600
Tier 1 risk-based capital	$3,251	35.0%	$742	8.0%	$2,509	$3,132	38.3%	$655	8.0%	$2,477
Total risk-based capital	$3,369	36.3%	$928	10.0%	$2,441	$3,237	39.5%	$819	10.0%	$2,418

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

NOTE 14—COMMITMENTS, CONTINGENCIES AND OTHER REGULATORY MATTERS
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

E*TRADE | Q1 2017 10-Q                                       70

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
On May 16, 2011, Droplets Inc., the holder of two patents pertaining to user interface servers, filed a complaint in the U.S. District Court for the Eastern District of Texas against E*TRADE Financial Corporation, E*TRADE Securities, E*TRADE Bank and multiple other unaffiliated financial services firms. Plaintiff contends that the defendants engaged in patent infringement under federal law. Plaintiff seeks unspecified damages and an injunction against future infringements, plus royalties, costs, interest and attorneys’ fees. On March 28, 2012, a change of venue was granted and the case was transferred to the United States District Court for the Southern District of New York. The Company's motion for summary judgment on the grounds of non-infringement was granted by the U.S. District Court in a Decision and Order dated March 9, 2015. All remaining claims are stayed pending resolution of issues on Droplet's remaining patents under review by the Patent Trial and Appeal Board (PTAB). On July 6, 2015, the PTAB instituted an inter partes review of plaintiff's '115 patent. A hearing on the inter partes review was conducted on March 14, 2016. On June 23, 2016, the PTAB deemed Droplets’ putative '115 patent to be “unpatentable.” In a separate proceeding, the PTAB has also separately deemed Droplets’ putative '838 patent to be “unpatentable.” Droplets has appealed to the Circuit Court of Appeals for the District of Columbia. The opening brief was filed on December 23, 2016 and briefing is expected to continue in 2017. The Company will continue to defend itself vigorously in this matter.
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

E*TRADE | Q1 2017 10-Q                                       71

entered in the Company's favor on April 8, 2015. Plaintiff filed a Notice of Appeal April 27, 2015. Briefing is scheduled to continue through 2017. The Company will continue to defend itself vigorously in this matter.
On March 26, 2015, a putative class action was filed in the U.S. District Court for the Northern District of California by Ty Rayner, on behalf of himself and all others similarly situated, naming E*TRADE Financial Corporation and E*TRADE Securities as defendants. The complaint alleges that E*TRADE breached a fiduciary duty and unjustly enriched itself in connection with the routing of its customers’ orders to various market-makers and exchanges. Plaintiff seeks unspecified damages, declaratory relief, restitution, disgorgement of payments received by the Company, and attorneys’ fees. On July 23, 2016, a putative class action was filed in the U.S. District Court for the Southern District of New York by Craig L. Schwab, on behalf of himself and others similarly situated, naming E*TRADE Financial Corporation, E*TRADE Securities LLC, and former Company executives as defendants. The complaint alleges that E*TRADE violated federal securities laws in connection with the routing of its customers’ orders to various market-makers and exchanges. Plaintiff seeks unspecified damages, declaratory relief, restitution, disgorgement of payments received by the Company, and attorneys’ fees. By stipulation, the Rayner case has been consolidated with the Schwab case and both matters are now venued in the Southern District of New York. E*TRADE has moved to dismiss the complaint in Rayner. On April 2, 2017, the District Court dismissed the complaint in Rayner. E*TRADE moved to dismiss the Schwab case on January 11, 2017; and in response, the Schwab plaintiffs submitted an amended Complaint on February 10, 2017. The amended Schwab complaint asserts only two claims: violation of Section 10(b) of the Exchange Act by E*TRADE Securities LLC and E*TRADE Financial Corporation; and violation of Section 20(a) of the Exchange Act by E*TRADE's two most recent chief executive officers. Briefing is expected to continue in April 2017. The Company will continue to defend itself vigorously in these matters.
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
Regulatory Matters
The securities, futures, foreign currency and banking industries are subject to extensive regulation under federal, state and applicable international laws. From time to time, the Company has been threatened with or named as a defendant in lawsuits, arbitrations and administrative claims involving securities, banking and other matters. The Company is also subject to periodic regulatory examinations and inspections. Compliance and trading problems that are reported to regulators, such as the SEC, FINRA, NASDAQ, CFTC, NFA, FDIC, Federal Reserve Bank of Richmond, OCC, or the Consumer Financial Protection Bureau (CFPB) by dissatisfied customers or others are investigated by such regulators, and may, if pursued, result in formal claims being filed against the Company by customers or disciplinary action being taken against the Company or its employees by regulators. Any such claims or disciplinary actions that are decided against the Company could have a material impact on the financial results of the Company or any of its subsidiaries.

E*TRADE | Q1 2017 10-Q                                       72

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
The Company’s equity method, cost method and other investments are generally limited liability investments in partnerships, companies and other similar entities, including tax credit partnerships and community development entities, which are not required to be consolidated. The Company had $92 million in unfunded commitments with respect to these investments at March 31, 2017.
At March 31, 2017, the Company had approximately $23 million of certificates of deposit scheduled to mature in less than one year and approximately $11 million of unfunded commitments to extend credit.
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
During the 30-year period prior to the redemption of the TRUPs, ETBH guarantees the accrued and unpaid distributions on these securities, as well as the redemption price of the securities and certain costs that may be incurred in liquidating, terminating or dissolving the trusts (all of which would otherwise be payable by the trusts). At March 31, 2017, management estimated that the maximum potential liability under this arrangement, including the current carrying value of the trusts, was equal to approximately $416 million or the total face value of these securities plus accrued interest payable, which may be unpaid at the termination of the trust arrangement.

E*TRADE | Q1 2017 10-Q                                       73

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

(b)
There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2017, identified in connection with management's evaluation required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

E*TRADE | Q1 2017 10-Q                                       74

PART II

ITEM 1.    LEGAL PROCEEDINGS
Information in response to this item can be found under the heading Legal Matters in Note 14—Commitments, Contingencies and Other Regulatory Matters to Part I. Item 1. Condensed Consolidated Financial Statements (Unaudited) in this Quarterly Report and is incorporated by reference into this item.
ITEM 1A.    RISK FACTORS
There have been no material changes in the Company's risk factors from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2016.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The table below shows the timing and impact of our share repurchase program, if applicable, and the shares withheld from employees to satisfy tax withholding obligations during the three months ended March 31, 2017 (dollars in millions, except share data and per share amounts):

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of the Publicly Announced Plan(3)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan(3)
January 1, 2017 - January 31, 2017	8,186	$35.23	—	$297.9
February 1, 2017 - February 28, 2017	418,045	35.08	—	$297.9
March 1, 2017 - March 31, 2017	16,154	35.27	—	$297.9
Total	442,385	35.09	—

(1)	The 442,385 shares purchased during the three months ended March 31, 2017 were withheld from employees to satisfy tax withholding obligations associated with restricted shares.

(2)	Excludes commission paid, if any.

(3)	On November 19, 2015, the Company publicly announced that its Board of Directors authorized the repurchase of up to $800 million of shares of the Company's common stock through March 31, 2017.
ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.     MINE SAFETY DISCLOSURES
Not applicable.

E*TRADE | Q1 2017 10-Q                                       75

ITEM 5.    OTHER INFORMATION
None.
ITEM 6.    EXHIBITS

Exhibit Number	Description

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

E*TRADE | Q1 2017 10-Q                                       76

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: May 4, 2017

E*TRADE Financial Corporation (Registrant)

By	/S/ KARL A. ROESSNER
Karl A. Roessner
Chief Executive Officer
(Principal Executive Officer)

By	/S/ MICHAEL A. PIZZI
Michael A. Pizzi
Chief Financial Officer
(Principal Financial Officer)

By	/S/ BRENT B. SIMONICH
Brent B. Simonich
Corporate Controller
(Principal Accounting Officer)

E*TRADE | Q1 2017 10-Q                                       77