Form 10-Q
period 2017-06-30
E TRADE FINANCIAL CORP
filed 2017-08-03
CIK 1015780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017

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
As of July 31, 2017, there were 274,709,880 shares of common stock outstanding.

E*TRADE FINANCIAL CORPORATION
FORM 10-Q QUARTERLY REPORT
For the Quarter Ended June 30, 2017

E*TRADE | Q2 2017 10-Q	i

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

E*TRADE | Q2 2017 10-Q	ii

PART I

FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. These statements discuss, among other things, our future plans, objectives, outlook, strategies, expectations and intentions relating to our business and future financial and operating results and the assumptions that underlie these matters and include statements regarding our business strategy, objectives and vision; our plans and ability to deliver new products and solutions; our ability to improve client acquisition and deepen relationships with existing clients; our ability to effectively monetize brokerage relationships by investing in agency mortgage-backed securities; our capital plan initiatives, the expected balance sheet size, any balance sheet growth and the incremental regulatory and reporting requirements that our balance sheet size and growth may require; our plans to run off our legacy loan portfolio; repurchases of our common stock, payment of dividends on our preferred stock; our ability to maintain required regulatory capital ratios; our plans for the payment of dividends from our subsidiaries to our parent company; our ability to identify and manage risks appropriately; and any other statement that is not historical in nature. These statements may be identified by the use of words such as "assume," "expect," "believe," "may," "will," "should," "anticipate," "intend," "plan," "estimate," "continue" and similar expressions. We caution that actual results could differ materially from those discussed in these forward-looking statements. Important factors that could contribute to our actual results differing materially from any forward-looking statements include, but are not limited to, changes in business, economic or political condition; performance, volume and volatility in the equity and capital markets; fluctuations in interest rates; customer demand for financial products and services; increased competition; cyber security threats, potential system disruptions and other security breaches; our ability to participate in consolidation opportunities in our industry; the ability to realize synergies or to implement integration plans and other risks from mergers and acquisitions; our ability to service our corporate debt; changes in government regulation or actions by our regulators; our ability to move capital to our parent company from our subsidiaries; adverse developments in litigation or regulatory matters; the timing and duration of, and the amount of shares repurchased and amount of cash expended in connection with, the share repurchase program; and other factors discussed under Part II. Item 1A. Risk Factors and Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q; and Part I. Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission (SEC), which are incorporated herein by reference. By their nature forward-looking statements are not guarantees of future performance or results and are subject to risks, uncertainties and assumptions that are difficult to predict or quantify. Actual future results may vary materially from expectations expressed or implied in this report or any of our prior communications. The forward-looking statements contained in this report reflect our expectations only as of the date of this report. You should not place undue reliance on forward-looking statements, as we do not undertake to update or revise forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statements were made, except as required by law.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the consolidated financial statements and the related notes that appear elsewhere in this document and with the Annual Report on Form 10-K for the year ended December 31, 2016.

E*TRADE | Q2 2017 10-Q	1

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
We have put significant capital to work through balance sheet growth, share repurchases and acquisition activity. We are focused on generating and effectively deploying capital for the benefit of our shareholders.
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

E*TRADE | Q2 2017 10-Q	2

Significant Events in the Second Quarter of 2017
Consolidated Tier 1 leverage ratio threshold reduced to 6.5%
Beginning July 2017, E*TRADE Financial's consolidated Tier 1 leverage ratio threshold is 6.5%, which was reduced from the previous threshold of 7.0%.
Authorized the repurchase of up to $1 billion of shares of our common stock
In July 2017, we announced that our Board of Directors authorized the repurchase of up to $1 billion of shares of our common stock. The timing and exact amount of any common stock repurchases will depend on various factors, including market conditions and our capital position. As of July 31, 2017, we have subsequently repurchased 0.7 million shares of common stock at an average price of $41.24 for a total of approximately $26.8 million.
Launch of new advertising campaign - Don't Get Mad, Get E*TRADE
We launched a new advertising campaign, Don't Get Mad, Get E*TRADE. This campaign acknowledges the everyday frustrations that consumers feel when bombarded by depictions of exaggerated wealth, and encourages consumers to channel these frustrations into positive action. Through the campaign we aim to tell consumers that we understand them, and we offer a way for them to have greater control over their future.
Key Performance Metrics
Management monitors a number of customer activity and company metrics to evaluate the Company’s performance. The most significant of these are displayed below along with the percentage variance for the three months ended June 30, 2017 from the same period in 2016, where applicable, and includes OptionsHouse from the September 12, 2016 acquisition date.
Customer Activity Metrics:

E*TRADE | Q2 2017 10-Q	3

E*TRADE | Q2 2017 10-Q	4

Daily Average Revenue Trades (DARTs) is the predominant driver of commissions revenue from our customers. DARTs were 208,205 and 207,717 for the three and six months ended June 30, 2017, respectively, compared to 152,488 and 158,653 for the same periods in 2016.
Derivative DARTs percentage is the mix of options and futures as a component of total DARTs and is a key driver of commissions revenue. Derivative DARTs represented 32% and 30% of total DARTs for the three and six months ended June 30, 2017, respectively, compared to 24% for the same periods in 2016.
Average commission per trade is an indicator of changes in our customer mix, product mix and/or product pricing. Average commission per trade was $8.02 and $8.93 for the three and six months ended June 30, 2017, respectively, compared to $10.82 and $10.73 for the same periods in 2016. Average commission per trade for the three and six months ended June 30, 2017 was impacted by our reduced commission rates for equity and options trades effective March 13, 2017.
Customer margin balances represents credit extended to customers to finance their purchases of securities by borrowing against securities they own and are a key driver of net interest income. Customer margin balances were $8.2 billion and $6.8 billion at June 30, 2017 and 2016, respectively. Customer margin includes OptionsHouse balances which are currently held by a third party clearing firm. Those balances were $0.4 billion at June 30, 2017.
Managed products represents customer assets in our Managed Investment Portfolio, Unified Managed Account, Adaptive Portfolio, and Fixed Income Separately Managed Account products. Managed products are a driver of fees and service charges revenue. Managed products were $4.6 billion and $3.4 billion at June 30, 2017 and 2016, respectively.

E*TRADE | Q2 2017 10-Q	5

End of period brokerage accounts, net new brokerage accounts and brokerage account attrition rate are indicators of our ability to attract and retain brokerage customers. End of period brokerage accounts were 3.6 million and 3.3 million at June 30, 2017 and 2016, respectively. Net new brokerage accounts were 41,271 and 99,486 for the three and six months ended June 30, 2017, respectively, and 23,090 and 63,549 for the same periods in 2016. Our annualized brokerage account attrition rate was 9.0% and 9.2% for the three and six months ended June 30, 2017, respectively, compared to 8.3% and 8.1% for the same periods in 2016. During the three and six months ended June 30, 2017, our annualized net new brokerage account growth rate was 4.7% and 5.7%, respectively, compared to 2.8% and 4.0% for the same periods in 2016. End of period brokerage accounts and net new brokerage accounts for the three months ended September 30, 2016 include 147,761 accounts from the OptionsHouse acquisition.
Customer assets is an indicator of the value of our relationship with the customer. An increase generally indicates that the use of our products and services by existing and new customers is expanding. Changes in this metric are also driven by changes in the valuations of our customers' underlying securities. Customer assets were $348.2 billion and $285.9 billion at June 30, 2017 and 2016, respectively.
Net new brokerage assets is total inflows to new and existing brokerage accounts less total outflows from closed and existing brokerage accounts. The net new brokerage assets metric is a general indicator of the use of our products and services by new and existing brokerage customers. Net new brokerage assets were $2.6 billion and $6.8 billion for the three and six months ended June 30, 2017, respectively, compared to $1.6 billion and $4.5 billion for the same periods in 2016. During the three and six months ended June 30, 2017, our annualized net new brokerage asset growth rate was 3.5% and 4.9%, respectively, compared to 2.6% and 3.7% for the same periods in 2016. Net new brokerage assets for the three months ended September 30, 2016 includes $3.7 billion from the OptionsHouse acquisition.
Brokerage related cash is an indicator of the level of engagement with our brokerage customers and is a key driver of net interest income as well as fees and service charges revenue, which includes fees earned on customer cash held by third parties. Brokerage related cash was $51.7 billion and $43.0 billion at June 30, 2017 and 2016, respectively.
Company Metrics:

E*TRADE | Q2 2017 10-Q	6

E*TRADE | Q2 2017 10-Q	7

Operating margin is the percentage of net revenue that results in income before income taxes and is an indicator of the Company's profitability. Operating margin was 55% and 48% for the three and six months ended June 30, 2017, respectively, compared to 45% and 43% for the same periods in 2016.
Adjusted operating margin is a non-GAAP measure that provides useful information about our ongoing operating performance by excluding the provision (benefit) for loan losses, which is not viewed as a key factor governing our investment in the business and is excluded by management when evaluating operating margin performance. Adjusted operating margin was 38% for both the three and six months ended June 30, 2017, respectively, compared to 38% and 36% for the same periods in 2016. See Earnings Overview for a reconciliation of this non-GAAP measure to the most directly comparable GAAP measure.
Corporate cash is a component of cash and equivalents and represents the primary source of capital above and beyond the capital deployed in our regulated subsidiaries. Corporate cash was $478 million and $523 million at June 30, 2017 and 2016, respectively. See Liquidity and Capital Resources for a reconciliation of this non-GAAP measure to the most directly comparable GAAP measure.
Tier 1 leverage ratio is an indicator of capital adequacy for E*TRADE Financial and E*TRADE Bank. Tier 1 leverage ratio is Tier 1 capital divided by adjusted average assets for leverage capital purposes. E*TRADE Financial's Tier 1 leverage ratio was 7.5% at both June 30, 2017 and 2016. E*TRADE Bank's Tier 1 leverage ratio was 8.0% and 8.2% at June 30, 2017 and 2016, respectively. See Liquidity and Capital Resources for additional information, including the calculation of regulatory capital ratios.
Allowance for loan losses is an estimate of probable losses inherent in the loan portfolio as of the balance sheet date, as well as the forecasted losses, including economic concessions to borrowers, over the estimated remaining life of loans modified as troubled debt restructurings (TDRs). Allowance for loan losses was $116 million and $293 million at June 30, 2017 and 2016, respectively.
Interest-earning assets, along with net interest margin, is an indicator of our ability to generate net interest income. Average interest-earning assets were $51.9 billion and $50.3 billion for the three and six months ended June 30, 2017, respectively, compared to $43.4 billion and $42.2 billion for the same periods in 2016.
Net interest margin is a measure of the net yield on our average interest-earning assets. Net interest margin is calculated for a given period by dividing the annualized sum of net interest income by average interest-earning assets. Net interest margin was 2.74% and 2.68% for the three and six months ended June 30, 2017, respectively, compared to 2.64% and 2.72% for the same periods in 2016.
Total employees were 3,614 and 3,588 at June 30, 2017 and 2016, respectively.
Regulatory Developments
In April 2016, the U.S. Department of Labor published its final fiduciary regulations under the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code of 1986. Certain aspects of these regulations began to take effect in June 2017. These regulations generally subject particular persons, such as broker-dealers and other financial advisers providing investment advice to individual retirement accounts and other qualified retirement plans and accounts, to fiduciary duties and additional regulatory restrictions for a wider range of customer interactions. The remaining aspects of these regulations are currently scheduled to take effect on January 1, 2018. During the transition period from June 2017 to January 2018, the Department of Labor indicated in Field Assistance Bulletin 2017-02 issued in May 2017 that it will not take enforcement actions against impacted parties that are in reasonable compliance with the regulations. The Company is in the process of implementing the remaining applicable regulations by the end date of the transition period.
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

E*TRADE | Q2 2017 10-Q	8

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
EARNINGS OVERVIEW
We generated net income of $193 million and $338 million on total net revenue of $577 million and $1.1 billion for the three and six months ended June 30, 2017, respectively. The following chart provides a reconciliation of net income for the three months ended June 30, 2016 to net income for the three months ended June 30, 2017 (dollars in millions):

E*TRADE | Q2 2017 10-Q	9

The significant components of the consolidated statement of income are as follows (dollars in millions except per share amounts):

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
			2017 vs. 2016				2017 vs. 2016
	2017	2016	Amount	%	2017	2016	Amount	%
Net interest income	$356	$286	$70	24%	$675	$573	$102	18%
Total non-interest income	221	188	33	18%	455	373	82	22%
Total net revenue	577	474	103	22%	1,130	946	184	19%
Provision (benefit) for loan losses	(99)	(35)	(64)	183%	(113)	(69)	(44)	64%
Total non-interest expense	359	295	64	22%	701	607	94	15%
Income before income tax expense	317	214	103	48%	542	408	134	33%
Income tax expense	124	81	43	53%	204	122	82	67%
Net income	$193	$133	$60	45%	$338	$286	$52	18%
Preferred stock dividends	—	—	—	—%	13	—	13	100%
Net income available to common shareholders	$193	$133	$60	45%	$325	$286	$39	14%
Diluted earnings per common share	$0.70	$0.48	$0.22	46%	$1.17	$1.01	$0.16	16%
Net income increased 45% to $193 million and 18% to $338 million for the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016. Net income available to common shareholders was $193 million and $325 million for the three and six months ended June 30, 2017, respectively, which reflects payment of a $13 million preferred stock dividend in the first quarter of 2017, compared to $133 million and $286 million during the same periods in 2016. We recognized a benefit for loan losses of $99 million and $113 million for the three and six months ended June 30, 2017, respectively, compared to $35 million and $69 million for the same periods in 2016. Net income for the three and six months ended June 30, 2017 also included $9 million and $15 million, respectively, of pre-tax costs primarily incurred in connection with the OptionsHouse integration and preparation for the incremental regulatory and reporting requirements that our balance sheet growth requires. Higher advertising and market development expenses driven by our new advertising campaign, as well as increased communications expense, also impacted current quarter results. Net income for the six months ended June 30, 2016 included an income tax benefit related to the release of a valuation allowance against certain state deferred tax assets.

E*TRADE | Q2 2017 10-Q	10

Net Revenue
The components of net revenue and the resulting variances are as follows (dollars in millions):

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
			2017 vs. 2016				2017 vs. 2016
	2017	2016	Amount	%	2017	2016	Amount	%
Net interest income	$356	$286	$70	24%	$675	$573	$102	18%
Commissions	105	106	(1)	(1)%	232	213	19	9%
Fees and service charges	98	62	36	58%	184	120	64	53%
Gains on securities and other, net	7	10	(3)	(30)%	17	20	(3)	(15)%
Other revenue	11	10	1	10%	22	20	2	10%
Total non-interest income	221	188	33	18%	455	373	82	22%
Total net revenue	$577	$474	$103	22%	$1,130	$946	$184	19%
Net Interest Income
Net interest income increased 24% to $356 million and 18% to $675 million for the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016. Net interest income is earned primarily through investment securities, margin receivables and our legacy loan portfolio, offset by funding costs.

E*TRADE | Q2 2017 10-Q	11

The following table presents average balance sheet data and interest income and expense data, as well as the related net interest margin, yields and rates prepared on the basis required by the SEC’s Industry Guide 3, "Statistical Disclosure by Bank Holding Companies" (dollars in millions):

	Three Months Ended June 30,
	2017			2016
	Average Balance	Interest Inc./Exp.	Average Yield/ Cost	Average Balance	Interest Inc./Exp.	Average Yield/ Cost
Cash and equivalents	$890	$2	0.87%	$1,589	$1	0.36%
Cash required to be segregated under federal or other regulations	1,355	3	0.94%	1,599	1	0.34%
Available-for-sale securities	18,197	95	2.10%	13,503	68	2.01%
Held-to-maturity securities	19,725	137	2.78%	15,354	107	2.80%
Margin receivables	7,258	75	4.14%	6,502	61	3.76%
Loans (1)	3,332	41	4.88%	4,512	49	4.32%
Broker-related receivables and other	1,142	1	0.20%	363	1	0.29%
Subtotal interest-earning assets	51,899	354	2.73%	43,422	288	2.65%
Other interest revenue (2)	—	24		—	18
Total interest-earning assets	51,899	378	2.91%	43,422	306	2.83%
Total non-interest-earning assets (3)	4,951			4,815
Total assets	$56,850			$48,237

Deposits	$37,894	$1	0.01%	$31,865	$1	0.01%
Customer payables	8,686	2	0.06%	6,913	1	0.07%
Broker-related payables and other	1,237	—	0.00%	1,345	—	0.00%
Other borrowings	674	5	3.18%	410	4	4.43%
Corporate debt	991	13	5.41%	993	14	5.40%
Subtotal interest-bearing liabilities	49,482	21	0.17%	41,526	20	0.19%
Other interest expense (4)	—	1		—	—
Total interest-bearing liabilities	49,482	22	0.18%	41,526	20	0.20%
Total non-interest-bearing liabilities (5)	884			969
Total liabilities	50,366			42,495
Total shareholders' equity	6,484			5,742
Total liabilities and shareholders' equity	$56,850			$48,237
Excess interest earning assets over interest bearing liabilities/net interest income/net interest margin	$2,417	$356	2.74%	$1,896	$286	2.64%

(1)
Nonaccrual loans are included in the average loan balances. Interest payments received on nonaccrual loans are recognized on a cash basis in interest income until it is doubtful that full payment will be collected, at which point payments are applied to principal.

(2)	Represents interest income on securities loaned.

(3)	Non-interest earning assets consist of property and equipment, net, goodwill, other intangibles, net and other assets that do not generate interest income.

(4)	Represents interest expense on securities borrowed.

(5)	Non-interest bearing liabilities consist of other liabilities that do not generate interest expense.

E*TRADE | Q2 2017 10-Q	12

	Six Months Ended June 30,
	2017			2016
	Average Balance	Interest Inc./Exp.	Average Yield/ Cost	Average Balance	Interest Inc./Exp.	Average Yield/ Cost
Cash and equivalents	$1,116	$4	0.73%	$1,600	$3	0.38%
Cash required to be segregated under federal or other regulations	1,519	6	0.81%	1,366	2	0.33%
Available-for-sale securities	17,396	180	2.08%	13,072	132	2.02%
Held-to-maturity securities	18,634	257	2.76%	14,515	210	2.90%
Margin receivables	7,021	141	4.04%	6,590	125	3.82%
Loans (1)	3,469	84	4.82%	4,658	100	4.28%
Broker-related receivables and other	1,131	1	0.16%	356	1	0.29%
Subtotal interest-earning assets	50,286	673	2.68%	42,157	573	2.72%
Other interest revenue (2)	—	46		—	41
Total interest-earning assets	50,286	719	2.87%	42,157	614	2.92%
Total non-interest-earning assets (3)	5,100			4,868
Total assets	$55,386			$47,025

Deposits	$36,390	$2	0.01%	$30,716	$2	0.01%
Customer payables	8,686	3	0.06%	6,682	2	0.07%
Broker-related payables and other	1,199	—	0.00%	1,398	—	0.00%
Other borrowings	584	10	3.46%	423	9	4.28%
Corporate debt	992	27	5.40%	994	27	5.39%
Subtotal interest-bearing liabilities	47,851	42	0.17%	40,213	40	0.20%
Other interest expense (4)	—	2		—	1
Total interest-bearing liabilities	47,851	44	0.18%	40,213	41	0.21%
Total non-interest-bearing liabilities (5)	1,142			1,079
Total liabilities	48,993			41,292
Total shareholders' equity	6,393			5,733
Total liabilities and shareholders' equity	$55,386			$47,025
Excess interest earning assets over interest bearing liabilities/net interest income/net interest margin	$2,435	$675	2.68%	$1,944	$573	2.72%

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
Average interest-earning assets increased 20% to $51.9 billion and 19% to $50.3 billion for the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016. The fluctuation in interest-earning assets is generally driven by changes in interest-bearing liabilities, primarily deposits and customer payables. Average interest-bearing liabilities increased 19% to $49.5 billion and 19% to $47.9 billion for the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016. The increase was primarily due to higher deposits as a result of transferring customer cash held by third parties to our balance sheet. For additional information on our balance sheet growth and customer cash held by third parties, see Balance Sheet Overview.
Net interest margin increased 10 basis points to 2.74% and decreased 4 basis points to 2.68% for the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016. Net interest margin is driven by the mix of asset and liability average balances and the interest rates earned or paid on those balances. The increase during the three months ended June 30, 2017, compared to the same period in 2016, is due to higher interest rates earned on increased margin receivable balances and higher

E*TRADE | Q2 2017 10-Q	13

securities lending activities, partially offset by the continued run-off of our higher yielding legacy loan portfolio. The decline during the six months ended June 30, 2017, compared to the same period in 2016, is due to an increase in the overall allocation of lower yielding securities purchased with customer cash transferred to our balance sheet and proceeds from principal payments received on our higher yielding legacy loan portfolio that continues to become a smaller percentage of our interest-earning assets, partially offset by higher interest rates earned on increased average margin balances.
Commissions
Commissions revenue decreased 1% to $105 million and increased 9% to $232 million for the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016. The main factors that affect commissions revenue are DARTs, average commission per trade and the number of trading days. DARTs volume increased 37% to 208,205 and 31% to 207,717 for the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016, mainly driven by the inclusion of OptionsHouse accounts and the strength of the equity markets. Derivative DARTs represented 32% and 30% of trading volume for the three and six months ended June 30, 2017, respectively, compared to 24% of trading volume for both periods in 2016. Average commission per trade decreased 26% to $8.02 and 17% to $8.93 for the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016. Average commission per trade is impacted by customer mix and differing commission rates on various trade types (e.g. equities, derivatives, stock plan and mutual funds). Average commission per trade for the three and six months ended June 30, 2017 was impacted by reduced commission rates implemented in March 2017 as well as our lower price structure for OptionsHouse customers.
Fees and Service Charges
The components of fees and service charges and the resulting variances are as follows (dollars in millions):

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
			2017 vs. 2016				2017 vs. 2016
	2017	2016	Amount	%	2017	2016	Amount	%
Order flow revenue	$34	$22	$12	55%	$65	$44	$21	48%
Money market funds and sweep deposits revenue(1)	26	10	16	160%	48	18	30	167%
Mutual fund service fees	10	9	1	11%	19	18	1	6%
Advisor management fees	9	6	3	50%	17	13	4	31%
Foreign exchange revenue	6	5	1	20%	14	9	5	56%
Reorganization fees	5	4	1	25%	8	7	1	14%
Other fees and service charges	8	6	2	33%	13	11	2	18%
Total fees and service charges	$98	$62	$36	58%	$184	$120	$64	53%

(1)
Includes revenue earned on average customer cash held by third parties based on the federal funds rate or LIBOR plus a negotiated spread or other contractual arrangements with the third party institutions.

Fees and service charges increased 58% to $98 million and 53% to $184 million for the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016. The increase in fees and service charges was primarily driven by the impact of a higher interest rate environment and higher average balances of customer cash held by third parties. The gross yield on customer cash held by third parties for the three and six months ended June 30, 2017 of approximately 90 and 70 basis points compares to approximately 40 and 35 basis points for the same periods in 2016. In addition, fees and service charges benefited from increased order flow revenue resulting primarily from higher options trading activity and improved rates.

E*TRADE | Q2 2017 10-Q	14

Gains on Securities and Other, Net
The components of gains on securities and other, net and the resulting variances are as follows (dollars in millions):

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
			2017 vs. 2016				2017 vs. 2016
	2017	2016	Amount	%	2017	2016	Amount	%
Gains on available-for-sale securities	$10	$14	$(4)	(29)%	$18	$29	$(11)	(38)%
Hedge ineffectiveness	(2)	(2)	—	—%	(3)	(4)	1	(25)%
Equity method investment income (loss) and other	(1)	(2)	1	(50)%	2	(5)	7	(140)%
Gains on securities and other, net	$7	$10	$(3)	(30)%	$17	$20	$(3)	(15)%
Provision (Benefit) for Loan Losses
We recognized a benefit for loan losses of $99 million and $113 million for the three and six months ended June 30, 2017, respectively, compared to a benefit of $35 million and $69 million for the same periods in 2016. The timing and magnitude of the provision (benefit) for loan losses is affected by many factors that could result in variability. The current period reflected approximately $70 million of benefit resulting from refined default assumptions based on the sustained outperformance of converted mortgage loans that had been amortizing for 12 months or longer. The current period benefit also reflected recoveries in excess of prior estimates, including recoveries of previous charge-offs. For additional information on management's estimate of the allowance for loan losses, see Concentrations of Credit Risk and Summary of Critical Accounting Policies and Estimates.
Non-Interest Expense
The components of non-interest expense and the resulting variances are as follows (dollars in millions):

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
			2017 vs. 2016				2017 vs. 2016
	2017	2016	Amount	%	2017	2016	Amount	%
Compensation and benefits	$133	$125	$8	6%	$269	$251	$18	7%
Advertising and market development	42	30	12	40%	85	73	12	16%
Clearing and servicing	33	25	8	32%	65	49	16	33%
Professional services	24	22	2	9%	46	44	2	5%
Occupancy and equipment	29	24	5	21%	56	47	9	19%
Communications	36	20	16	80%	61	43	18	42%
Depreciation and amortization	20	20	—	—%	40	40	—	—%
FDIC insurance premiums	8	6	2	33%	16	12	4	33%
Amortization of other intangibles	9	5	4	80%	18	10	8	80%
Restructuring and acquisition-related activities	4	1	3	300%	8	3	5	167%
Other non-interest expenses	21	17	4	24%	37	35	2	6%
Total non-interest expense	$359	$295	$64	22%	$701	$607	$94	15%

E*TRADE | Q2 2017 10-Q	15

Compensation and Benefits
Compensation and benefits expense increased 6% to $133 million and 7% to $269 million for the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016. The increase was primarily driven by the increase in employee headcount during the three and six months ended June 30, 2017 resulting from our acquisition of OptionsHouse.
Advertising and Market Development
Advertising and market development expense increased 40% to $42 million and 16% to $85 million for the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016. The increase was primarily due to higher spending as we launched our new advertising campaign during the three months ended June 30, 2017.
Clearing and Servicing
Clearing and servicing expense increased 32% to $33 million and 33% to $65 million for the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016. The increase was primarily related to higher trading volume compared to the same periods in 2016.
Occupancy and Equipment
Occupancy and equipment expense increased 21% to $29 million and 19% to $56 million for the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016. The increase was primarily driven by higher information technology expenses associated with the Company's balance sheet growth and information security initiatives, compared to the same periods in 2016.
Communications
Communications expense increased 80% to $36 million and 42% to $61 million for the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016. The increase was primarily driven by increased market data fees. During the three months ended June 30, 2017, we made significant progress in gathering customer data used to identify the population of professional users of real time market data. As the exchanges assess higher rates for these users, we updated our accrual estimate and recognized $9 million related to previous usage.
Operating Margin
Operating margin was 55% and 48% for the three and six months ended June 30, 2017, respectively, compared to 45% and 43% for the same periods in 2016. Adjusted operating margin, a non-GAAP measure, was 38% for both the three and six months ended June 30, 2017, respectively, compared to 38% and 36% for the same periods in 2016.

E*TRADE | Q2 2017 10-Q	16

Adjusted operating margin is a non-GAAP measure calculated by dividing adjusted income before income tax expense by total net revenue. Adjusted income before income tax expense excludes the provision (benefit) for loan losses. The following table provides a reconciliation of adjusted income before income tax expense and adjusted operating margin, non-GAAP measures, to the most directly comparable GAAP measures (dollars in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
	Amount	Operating Margin %	Amount	Operating Margin %	Amount	Operating Margin %	Amount	Operating Margin %
Income before income tax expense / operating margin	$317	55%	$214	45%	$542	48%	$408	43%
Provision (benefit) for loan losses	(99)		(35)		(113)		(69)
Adjusted income before income tax expense / adjusted operating margin	$218	38%	$179	38%	$429	38%	$339	36%
Income Tax Expense
Income tax expense was $124 million and $204 million for the three and six months ended June 30, 2017, respectively, compared to $81 million and $122 million for the same periods in 2016. The effective tax rates were 39% and 38% for the three and six months ended June 30, 2017, respectively, compared to 38% and 30% for the same periods in 2016.
The effective tax rate of 38% for the six months ended June 30, 2017 includes a tax benefit related to the adoption of amended accounting guidance for employee share-based compensation. See Note 1—Organization, Basis of Presentation and Summary of Significant Accounting Policies for additional information. The effective tax rate of 30% for the six months ended June 30, 2016 was impacted by a tax benefit related to the release of valuation allowances against certain state deferred tax assets.

E*TRADE | Q2 2017 10-Q	17

BALANCE SHEET OVERVIEW
The following table sets forth the significant components of the consolidated balance sheet (dollars in millions):

			Variance
	June 30,	December 31,	2017 vs. 2016
	2017	2016	Amount	%
Assets:
Cash and equivalents	$1,091	$1,950	$(859)	(44)%
Segregated cash	889	1,460	(571)	(39)%
Securities(1)	40,392	29,643	10,749	36%
Margin receivables	7,773	6,731	1,042	15%
Loans receivable, net	3,055	3,551	(496)	(14)%
Receivables from brokers, dealers and clearing organizations(2)	1,237	1,056	181	17%
Goodwill and other intangibles, net	2,673	2,690	(17)	(1)%
Deferred tax assets, net	519	756	(237)	(31)%
Other(3)	1,124	1,162	(38)	(3)%
Total assets	$58,753	$48,999	$9,754	20%
Liabilities and shareholders’ equity:
Deposits	$40,072	$31,682	$8,390	26%
Customer payables	7,992	8,159	(167)	(2)%
Payables to brokers, dealers and clearing organizations(4)	1,473	983	490	50%
Other borrowings	1,009	409	600	147%
Corporate debt	992	994	(2)	—%
Other liabilities	532	500	32	6%
Total liabilities	52,070	42,727	9,343	22%
Shareholders’ equity	6,683	6,272	411	7%
Total liabilities and shareholders’ equity	$58,753	$48,999	$9,754	20%

(1)	Includes balance sheet line items available-for-sale and held-to-maturity securities.

(2)	Includes deposits paid for securities borrowed of $668 million and $774 million as of June 30, 2017 and December 31, 2016, respectively.

(3)	Includes balance sheet line items property and equipment, net and other assets.

(4)	Includes deposits received for securities loaned of $1.4 billion and $926 million as of June 30, 2017 and December 31, 2016, respectively.
Cash and Equivalents
Cash and equivalents decreased 44% to $1.1 billion during the six months ended June 30, 2017 and includes corporate cash of $478 million as of June 30, 2017. Cash and equivalents will fluctuate based on a variety of factors, including, among other drivers, liquidity needs at the parent, customer activity at our regulated subsidiaries, and the timing of investments at E*TRADE Bank. For additional information on our use of cash and equivalents, including corporate cash, see Liquidity and Capital Resources.
Segregated Cash
Cash required to be segregated under federal or other regulations decreased 39% to $889 million during the six months ended June 30, 2017. The level of segregated cash is driven largely by customer payables and securities lending balances we hold as liabilities compared with the amount of margin receivables and securities borrowed balances we hold as assets. The excess represents customer cash that we are required by our regulators to segregate for the exclusive benefit of our brokerage customers. At June 30, 2017 and December 31, 2016, $850 million and $500 million, respectively, of reverse repurchase agreements between E*TRADE Securities and E*TRADE Bank, representing investments that are required

E*TRADE | Q2 2017 10-Q	18

to be segregated under federal or other regulations by E*TRADE Securities, were eliminated in consolidation.
Securities
Available-for-sale and held-to-maturity securities are summarized as follows (dollars in millions):

			Variance
	June 30,	December 31,	2017 vs. 2016
	2017	2016	Amount	%
Available-for-sale securities:
Debt securities:
Agency mortgage-backed securities	$17,380	$12,634	$4,746	38%
Other debt securities	1,503	1,251	252	20%
Total debt securities	18,883	13,885	4,998	36%
Publicly traded equity securities(1)	7	7	—	—%
Total available-for-sale securities	$18,890	$13,892	$4,998	36%
Held-to-maturity securities:
Agency mortgage-backed securities	$18,426	$12,868	$5,558	43%
Other debt securities	3,076	2,883	193	7%
Total held-to-maturity securities	$21,502	$15,751	$5,751	37%
Total investments in securities	$40,392	$29,643	$10,749	36%

(1)	Consists of Community Reinvestment Act investments in a mutual fund.
Securities represented 69% and 60% of total assets at June 30, 2017 and December 31, 2016, respectively. We classify debt securities as available-for-sale or held-to-maturity based on our investment strategy and management’s assessment of our intent and ability to hold the debt securities until maturity.
The increase in total investments in securities during the six months ended June 30, 2017 was primarily due to net purchases of investment securities as a result of our efforts to grow the balance sheet by transferring customer cash held by third parties to our balance sheet.
Margin Receivables
Margin receivables increased 15% to $7.8 billion during the six months ended June 30, 2017. The increase in margin receivables was primarily driven by improved market sentiment increasing demand for additional margin lending.
Loans Receivable, Net
Loans receivable, net are summarized as follows (dollars in millions):

			Variance
	June 30,	December 31,	2017 vs. 2016
	2017	2016	Amount	%
One- to four-family	$1,659	$1,950	$(291)	(15)%
Home equity	1,287	1,556	(269)	(17)%
Consumer	212	250	(38)	(15)%
Total loans receivable	3,158	3,756	(598)	(16)%
Unamortized premiums, net	13	16	(3)	(19)%
Allowance for loan losses	(116)	(221)	105	(48)%
Total loans receivable, net	$3,055	$3,551	$(496)	(14)%
Loans receivable, net decreased 14% to $3.1 billion during the six months ended June 30, 2017. During the three months ended June 30, 2017 the Company sold certain loans with a carrying value of $41 million for

E*TRADE | Q2 2017 10-Q	19

proceeds that approximated book value. We expect the remaining legacy loan portfolio to continue its run-off for the foreseeable future. As our portfolio has seasoned and substantially all interest-only loans have converted to amortizing, we continue to assess underlying performance, the economic environment, and the value of the portfolio in the marketplace. While it is our intention to hold these loans, if the markets improve our strategy could change. For additional information on management's estimate of the allowance for loan losses, see Concentrations of Credit Risk and Summary of Critical Accounting Policies and Estimates.
Deposits
Deposits are summarized as follows (dollars in millions):

			Variance
	June 30,	December 31,	2017 vs. 2016
	2017	2016	Amount	%
Sweep deposits	$34,937	$26,362	$8,575	33%
Savings deposits	3,078	3,185	(107)	(3)%
Other deposits	2,057	2,135	(78)	(4)%
Total deposits	$40,072	$31,682	$8,390	26%
Deposits represented 77% and 74% of total liabilities at June 30, 2017 and December 31, 2016, respectively. At June 30, 2017, approximately 92% of our customer deposits were covered by FDIC insurance. Deposits increased $8.4 billion during the six months ended June 30, 2017 primarily as a result of transferring customer cash held by third parties to our balance sheet.
The majority of the deposits balance, specifically sweep deposits, is included in brokerage related cash, which is reported as a customer activity metric. Total brokerage related cash is summarized as follows (dollars in millions):

			Variance
	June 30,	December 31,	2017 vs. 2016
	2017	2016	Amount	%
Sweep deposits(1)	$34,937	$26,362	$8,575	33%
Customer payables	7,992	8,159	(167)	(2)%
Subtotal	42,929	34,521	8,408	24%
Customer cash held by third parties(2)	8,814	16,848	(8,034)	(48)%
Total brokerage related cash	$51,743	$51,369	$374	1%

(1)	Sweep deposits are held at bank subsidiaries and are included in the deposits line item on our consolidated balance sheet.

(2)	Customer cash held by third parties is not reflected on our consolidated balance sheet and is not immediately available for liquidity purposes.
We offer an extended insurance sweep deposit account (ESDA) program to our brokerage customers. The ESDA program utilizes our bank subsidiaries, in combination with additional third party program banks, to allow customers the ability to have aggregate deposits they hold in the ESDA program insured up to $1,250,000 for each category of legal ownership. As of June 30, 2017, approximately 99% of sweep deposits were in the ESDA program.

E*TRADE | Q2 2017 10-Q	20

Customer cash held by third parties is maintained at unaffiliated financial institutions and a third party clearing firm. The components of customer cash held by third parties are summarized as follows (dollars in millions):

			Variance
	June 30,	December 31,	2017 vs. 2016
	2017	2016	Amount	%
Sweep deposits held by unaffiliated financial institutions	$6,602	$14,943	$(8,341)	(56)%
Customer cash held by third party clearing firm(1)	1,655	1,634	21	1%
Municipal funds and other	557	271	286	106%
Customer cash held by third parties	$8,814	$16,848	$(8,034)	(48)%

(1)	Represents OptionsHouse customer cash held by third party.
As of June 30, 2017, approximately $5 billion of customer cash held by third parties was available for balance sheet growth. The timing of our balance sheet growth will be impacted by a variety of factors, including the capital requirements applicable to both the Company and E*TRADE Bank.
Other Borrowings
Other borrowings are summarized as follows (dollars in millions):

			Variance
	June 30,	December 31,	2017 vs. 2016
	2017	2016	Amount	%
Repurchase agreements	$400	$—	$400	100%
FHLB advances	200	—	200	100%
Total repurchase agreements and FHLB advances	600	—	600	100%
Trust preferred securities	409	409	—	—%
Total other borrowings	$1,009	$409	$600	147%
Other borrowings increased 147% to $1.0 billion during the six months ended June 30, 2017 as we utilized repurchase agreements and Federal Home Loan Bank (FHLB) advances for short-term liquidity and funding requirements. See Liquidity and Capital Resources for additional information on liquidity and funding sources at E*TRADE Bank.
LIQUIDITY AND CAPITAL RESOURCES
We have established liquidity and capital policies to support the successful execution of our business strategy, while maintaining ongoing and sufficient liquidity through the business cycle. We believe liquidity is of critical importance to the Company and especially important for E*TRADE Bank and our broker-dealer subsidiaries. The objective of our policies is to ensure that we can meet our corporate, banking and broker-dealer liquidity needs under both normal operating conditions and under periods of stress in the financial markets.
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

E*TRADE | Q2 2017 10-Q	21

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
We believe corporate cash is a useful measure of the parent company’s liquidity as it is the primary source of capital above and beyond the capital deployed in our regulated subsidiaries. Corporate cash can fluctuate in any given quarter and is impacted primarily by the following:

•	Dividends from subsidiaries

•	Non-cumulative preferred stock dividends

•	Share repurchases

•	Debt service costs

•	Acquisitions and investments

•	Tax payments and the reimbursement from the parent company's subsidiaries for the use of its deferred tax assets

•	Other overhead and expense reimbursements through cost sharing arrangements

E*TRADE | Q2 2017 10-Q	22

The following chart provides a roll forward of corporate cash at December 31, 2016 to corporate cash at June 30, 2017 (dollars in millions):
(1) Other activity includes contributions to subsidiaries and parent company overhead, offset by reimbursements from subsidiaries for use of the parent's deferred tax assets and related proceeds under overhead cost sharing arrangements.
The following table provides a reconciliation of consolidated cash and equivalents to corporate cash, a non-GAAP measure (dollars in millions):

	June 30,	December 31,	June 30,
	2017	2016	2016
Consolidated cash and equivalents	$1,091	$1,950	$2,393
Less: Cash at regulated subsidiaries(1)	(613)	(1,489)	(1,870)
Corporate cash	$478	$461	$523
(1) Reported net of corporate cash on deposit at E*TRADE Bank that is eliminated in consolidation.
Corporate cash increased $17 million to $478 million during the six months ended June 30, 2017. Corporate cash included dividends of $120 million from E*TRADE Securities to the parent company during the six months ended June 30, 2017. Corporate cash also included the impact of preferred stock dividends, debt service, overhead cost sharing arrangements between the parent and our operating subsidiaries, and the impact of annual incentive compensation payments in the six months ended June 30, 2017.
We maintain corporate cash at a minimum of two times our scheduled annual corporate debt service payments and scheduled maturities over the next 12 months. As we do not have any scheduled maturities of corporate debt in the coming year, our current minimum is approximately $100 million. Our nearest maturity of interest-bearing corporate debt is November 2022.
On June 23, 2017, we entered into an unsecured committed revolving credit facility with certain lenders, which replaced our previous secured committed revolving credit facility entered into in November 2014 and

E*TRADE | Q2 2017 10-Q	23

increased our total borrowing capacity under the facility to $300 million. The Company has the ability to borrow against the credit facility for working capital and general corporate purposes. The unsecured committed revolving credit facility will mature on June 23, 2020. At June 30, 2017, there was no outstanding balance under this revolving credit facility.
E*TRADE Bank Liquidity
E*TRADE Bank relies on bank cash and deposits for liquidity needs. Management believes that within deposits, sweep deposits are of particular importance as they are a stable source of liquidity for E*TRADE Bank. We have the ability to generate liquidity in the form of additional deposits by raising the yield on our customer deposit products and by bringing additional deposits onto our balance sheet. Sweep deposits on our balance sheet as of June 30, 2017 increased $8.6 billion compared to December 31, 2016. We utilize our sweep deposit platform to efficiently manage our balance sheet size.
We may utilize wholesale funding sources for short-term liquidity and contingency funding requirements. Our ability to borrow these funds is dependent upon the continued availability of funding in the wholesale borrowings market. In addition, we can borrow from the Federal Reserve Bank of Richmond's discount window to meet short-term liquidity requirements, although it is not viewed as a primary source of funding. At June 30, 2017, E*TRADE Bank had approximately $4.8 billion and $0.6 billion in additional collateralized borrowing capacity with the FHLB and the Federal Reserve Bank of Richmond, respectively.
E*TRADE Securities Liquidity
E*TRADE Securities relies on customer payables, securities lending, and internal and external lines of credit to provide liquidity and to fund margin lending. At June 30, 2017, E*TRADE Securities' external liquidity lines totaled approximately $1.1 billion and included the following:

•	A 364-day, $450 million senior unsecured committed revolving credit facility with a syndicate of banks, with a maturity date of June 2018 and a commitment fee of 0.35% on unused balances

•	Secured committed lines of credit with two unaffiliated banks, aggregating to $175 million, with a maturity date of June 2018 and a commitment fee of 0.15% on unused balances

•	Unsecured uncommitted lines of credit with two unaffiliated banks, aggregating to $75 million, of which $50 million matures in June 2018 and the remaining line has no maturity date

•	Secured uncommitted lines of credit with several unaffiliated banks, aggregating to $375 million with no maturity date
The revolving credit facility contains certain covenants, including maintenance covenants related to E*TRADE Securities' minimum consolidated tangible net worth and regulatory net capital ratio. There were no outstanding balances for any of these lines at June 30, 2017. E*TRADE Securities also maintains lines of credit with the parent company and E*TRADE Bank.
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

E*TRADE | Q2 2017 10-Q	24

Capital Resources
Bank Capital Requirements
The Dodd-Frank Act requires all companies, including savings and loan holding companies, that directly or indirectly control an insured depository institution, to serve as a source of strength for the institution. The Company and E*TRADE Bank are subject to regulatory capital requirements. Some of these requirements are still subject to phase-in periods, including certain deductions from and adjustments to regulatory capital that will be fully implemented at 100% in 2018. For additional information on bank regulatory requirements and phase-in periods, see Part I. Item 1. Business—Regulation in our Annual Report on Form 10-K for the year ended December 31, 2016. At June 30, 2017, our regulatory capital ratios for E*TRADE Financial were well above the minimum ratios required to be "well capitalized." E*TRADE Financial's current Tier 1 Leverage ratio threshold of 6.5% was reduced from 7.0% in July 2017. E*TRADE Financial's capital ratios are as follows:

E*TRADE | Q2 2017 10-Q	25

E*TRADE Financial's capital ratios are calculated as follows (dollars in millions):

	June 30,	December 31,	June 30,
	2017	2016	2016
E*TRADE Financial shareholders’ equity	$6,683	$6,272	$5,785
Deduct:
Preferred stock	(394)	(394)	—
E*TRADE Financial Common Equity Tier 1 capital before regulatory adjustments	$6,289	$5,878	$5,785
Add:
(Gains) losses in other comprehensive income on available-for-sale debt securities, net of tax	62	139	(43)
Deduct:
Goodwill and other intangible assets, net of deferred tax liabilities	(2,039)	(2,029)	(1,422)
Disallowed deferred tax assets	(537)	(505)	(857)
E*TRADE Financial Common Equity Tier 1 capital	3,775	3,483	3,463
Add:
Preferred stock	394	394	—
Deduct:
Disallowed deferred tax assets	(124)	(267)	—
E*TRADE Financial Tier 1 capital	$4,045	$3,610	$3,463
Add:
Allowable allowance for loan losses	116	124	129
Non-qualifying capital instruments subject to phase-out (trust preferred securities)	414	414	414
E*TRADE Financial total capital	$4,575	$4,148	$4,006

E*TRADE Financial average assets for leverage capital purposes	$56,928	$49,113	$48,255
Deduct:
Goodwill and other intangible assets, net of deferred tax liabilities	(2,039)	(2,029)	(1,422)
Disallowed deferred tax assets	(661)	(772)	(857)
E*TRADE Financial adjusted average assets for leverage capital purposes	$54,228	$46,312	$45,976

E*TRADE Financial total risk-weighted assets(1)	$10,780	$9,422	$9,731

E*TRADE Financial Tier 1 leverage ratio (Tier 1 capital / Adjusted average assets for leverage capital purposes)	7.5%	7.8%	7.5%
E*TRADE Financial Common Equity Tier 1 capital / Total risk-weighted assets	35.0%	37.0%	35.6%
E*TRADE Financial Tier 1 capital / Total risk-weighted assets	37.5%	38.3%	35.6%
E*TRADE Financial total capital / Total risk-weighted assets	42.4%	44.0%	41.2%

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

E*TRADE | Q2 2017 10-Q	26

At June 30, 2017, our regulatory capital ratios for E*TRADE Bank were well above the minimum ratios required to be "well capitalized." E*TRADE Bank's current Tier 1 Leverage ratio threshold is 7.5%. We plan to use excess capital at E*TRADE Bank to grow the balance sheet. Accordingly, we do not expect to distribute dividends from E*TRADE Bank to the parent while we fund that growth. E*TRADE Bank's capital ratios are as follows:

E*TRADE | Q2 2017 10-Q	27

E*TRADE Bank's capital ratios are calculated as follows (dollars in millions):

	June 30,	December 31,	June 30,
	2017	2016	2016
E*TRADE Bank shareholder's equity	$3,485	$3,153	$3,207
Add:
(Gains) losses in other comprehensive income on available-for-sale debt securities, net of tax	62	139	(43)
Deduct:
Goodwill and other intangible assets, net of deferred tax liabilities	(38)	(38)	(38)
Disallowed deferred tax assets	(56)	(122)	(186)
E*TRADE Bank Common Equity Tier 1 capital / Tier 1 capital	3,453	3,132	2,940
Add:
Allowable allowance for loan losses	116	105	112
E*TRADE Bank total capital	$3,569	$3,237	$3,052

E*TRADE Bank average assets for leverage capital purposes	$43,527	$35,885	$36,292
Deduct:
Goodwill and other intangible assets, net of deferred tax liabilities	(38)	(38)	(38)
Disallowed deferred tax assets	(56)	(122)	(186)
E*TRADE Bank adjusted average assets for leverage capital purposes	$43,433	$35,725	$36,068

E*TRADE Bank total risk-weighted assets(1)	$9,840	$8,187	$8,594

E*TRADE Bank Tier 1 leverage ratio (Tier 1 capital / Adjusted average assets for leverage capital purposes)	8.0%	8.8%	8.2%
E*TRADE Bank Common Equity Tier 1 capital / Total risk-weighted assets	35.1%	38.3%	34.2%
E*TRADE Bank Tier 1 capital / Total risk-weighted assets	35.1%	38.3%	34.2%
E*TRADE Bank total capital / Total risk-weighted assets	36.3%	39.5%	35.5%

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

Broker-Dealer Capital Requirements
Our broker-dealer subsidiaries are subject to capital requirements determined by their respective regulators. At June 30, 2017, all of our brokerage subsidiaries met their minimum net capital requirements. We continue to assess our ability to distribute excess net capital to the parent while maintaining adequate capital at the broker-dealers. E*TRADE Securities paid dividends of $120 million to the parent company during the six months ended June 30, 2017. For additional information on our broker-dealer capital requirements, see Note 13—Regulatory Requirements.

E*TRADE | Q2 2017 10-Q	28

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

E*TRADE | Q2 2017 10-Q	29

One- to Four-Family Interest-Only Loans
One- to four-family loans include loans with a five to ten year interest-only period, followed by an amortizing period ranging from 20 to 25 years. At June 30, 2017, 4% of our one- to four-family portfolio was not yet amortizing. This portfolio will be fully converted in 2018 with substantially all of the loans amortizing by September 30, 2017. The following chart outlines when one- to four-family loans convert to amortizing by percentage of the one- to four-family portfolio at June 30, 2017:
Home Equity Loans
The home equity loan portfolio consists of home equity installment loans (HEILs) and home equity lines of credit (HELOCs) and is primarily second lien loans on residential real estate properties that have a higher level of credit risk than first lien mortgage loans. HEILs are primarily fixed rate and fixed term, fully amortizing loans that do not offer the option of an interest-only payment. The majority of HELOCs had an interest only draw period at origination and converted to amortizing loans at the end of the draw period, which typically ranged from five to ten years. At June 30, 2017, 1% of the HELOC portfolio had not converted from the interest-only draw period and had not begun amortizing. This portfolio will be fully converted in 2019. The following chart outlines when HELOCs convert to amortizing by percentage of the HELOC portfolio at June 30, 2017:

E*TRADE | Q2 2017 10-Q	30

Nonperforming Assets
We classify loans as nonperforming when they are no longer accruing interest, which includes loans that are 90 days and greater past due, TDRs that are on nonaccrual status for all classes of loans (including loans in bankruptcy) and certain junior liens that have a delinquent senior lien. The following table shows comparative data for nonperforming loans and assets at June 30, 2017 and December 31, 2016 (dollars in millions):

	June 30, 2017	December 31, 2016
One- to four-family	$205	$215
Home equity	116	136
Consumer	—	1
Total nonperforming loans receivable	321	352
Real estate owned and other repossessed assets, net	29	36
Total nonperforming assets, net	$350	$388
Allowance for Loan Losses
The allowance for loan losses is management’s estimate of probable losses inherent in the loan portfolio at the balance sheet date, as well as the forecasted losses, including economic concessions to borrowers, over the estimated remaining life of loans modified as TDRs. The general allowance for loan losses includes a qualitative component to account for a variety of factors that present additional uncertainty that may not be fully considered in the quantitative loss model but are factors we believe may impact the level of credit losses. The following table presents the allowance for loan losses by loan portfolio at June 30, 2017 and December 31, 2016 (dollars in millions):

	One- to Four-Family		Home Equity		Consumer		Total
	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
General reserve:
Quantitative component	$21	$34	$43	$118	$5	$5	$69	$157
Qualitative component	1	4	1	2	—	—	2	6
Specific valuation allowance	7	7	38	51	—	—	45	58
Total allowance for loan losses	$29	$45	$82	$171	$5	$5	$116	$221
Allowance as a % of loans receivable(1)	1.7%	2.3%	6.4%	11.0%	2.1%	1.9%	3.6%	5.8%

(1)	Allowance as a percentage of loans receivable is calculated based on the gross loans receivable including net unamortized premiums for each respective category.
Total loans receivable designated as held-for-investment decreased $0.5 billion during the six months ended June 30, 2017. The allowance for loan losses was $116 million, or 3.6% of total loans receivable, as of June 30, 2017 compared to $221 million, or 5.8% of total loans receivable, as of December 31, 2016. The current period benefit for loan losses of $99 million and $113 million for the three and six months ended June 30, 2017, respectively, reflected approximately $70 million of benefit resulting from refined default assumptions based on the sustained outperformance of converted mortgage loans that had been amortizing for 12 months or longer.

E*TRADE | Q2 2017 10-Q	31

Net recoveries for the six months ended June 30, 2017 were $8 million compared to $9 million in the same period in 2016. The timing and magnitude of charge-offs and recoveries are affected by many factors and we anticipate variability from quarter to quarter.
For additional information on the loans portfolio and management's estimate of the allowance for loan losses, see Note 6—Loans Receivable, Net and Summary of Critical Accounting Policies and Estimates.
Securities
We focus primarily on security type and credit rating to monitor credit risk in our securities portfolios. We consider securities backed by the U.S. government or its agencies to have low credit risk as the long-term debt rating of the U.S. government is AA+ by S&P and AAA by Moody’s and Fitch at June 30, 2017. The amortized cost of these securities accounted for over 99% of our total securities portfolio at June 30, 2017. We review the remaining debt securities that were not backed by the U.S. government or its agencies according to their credit ratings from S&P, Moody’s and Fitch where available. At June 30, 2017, all municipal bonds in our securities portfolio were rated investment grade (defined as a rating equivalent to a Moody’s rating of "Baa3" or higher, or an S&P or Fitch rating of "BBB-" or higher).
SUMMARY OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in conformity with GAAP. Note 1—Organization, Basis of Presentation and Summary of Significant Accounting Policies in Part II. Item 8. Financial Statements and Supplementary Data in the Company's Annual Report on Form 10-K for the year ended December 31, 2016 contains a summary of our significant accounting policies, many of which require the use of estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes for the periods presented. We believe that of our significant accounting policies, the following are critical because they are based on estimates and assumptions that require complex and subjective judgments by management: allowance for loan losses; valuation and impairment of goodwill and acquired intangible assets; and estimates of effective tax rates, deferred taxes and valuation allowance. Changes in these estimates or assumptions could materially impact our financial condition and results of operations, and actual results could differ from our estimates. With respect to the allowance for loan losses, we refined our default assumptions during the second quarter of 2017 based on the sustained outperformance of loans that reached the end of their interest-only period. Our remaining critical accounting policies are more fully described in Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Summary of Critical Accounting Policies and Estimates in our Annual Report on Form 10-K for the year ended December 31, 2016.
Allowance for Loan Losses
Description
The allowance for loan losses is management’s estimate of probable losses inherent in the loan portfolio as of the balance sheet date. In determining the adequacy of the allowance, we perform ongoing evaluations of the loan portfolio and loss forecasting assumptions. As of June 30, 2017, the allowance for loan losses was $116 million on $3.1 billion of total loans receivable designated as held-for-investment.
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

E*TRADE | Q2 2017 10-Q	32

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
Total loans receivable designated as held-for-investment decreased $0.5 billion during the six months ended June 30, 2017. The allowance for loan losses was $116 million, or 3.6% of total loans receivable, as of June 30, 2017 compared to $221 million, or 5.8% of total loans receivable, as of December 31, 2016. Benefit to provision for loan losses was $99 million and $113 million for the three and six months ended June 30, 2017, respectively.

The allowance for loan losses is typically equal to management’s forecast of loan losses in the 18 months following the balance sheet date as well as the forecasted losses, including economic concessions to borrowers, over the estimated remaining life of loans modified as TDRs. The quantitative allowance methodology also includes the identification of higher risk mortgage loans and the period of loan losses captured within the general allowance includes the total probable loss over the remaining life of these loans. As mortgage loan conversions from interest-only to amortizing have continued, at June 30, 2017, 99% of HELOCs and 96% of one- to four-family mortgages had converted. As of June 30, 2017, more than 50% of these converted loans had been amortizing 12 months or longer. This actual performance data is better than our performance assumptions, and combined with the substantial performance history, the uncertainty with respect to the population of converting loans has significantly decreased.
During the second quarter of 2017, management refined the default assumptions in the quantitative allowance methodology based on the sustained outperformance of converted mortgage loans that had been amortizing for 12 months or longer. This refinement resulted in approximately $70 million of benefit to the provision for loan losses during the second quarter of 2017. In order to refine our default assumptions around the remaining population that had not yet started amortizing or that had not reached 12 months post conversion, we evaluated whether the credit quality and performance of these loans was consistent with the seasoned amortizing portfolio. We determined that FICO scores, LTV/CLTVs and delinquency rates were comparable to the seasoned portfolio, and therefore applied the refined default assumptions to this remaining population.
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

E*TRADE | Q2 2017 10-Q	33

identification of these probable losses being captured within the quantitative component of the general allowance. The total qualitative component was $2 million and $6 million as of June 30, 2017 and December 31, 2016, respectively.
Effects if Actual Results Differ
It is difficult to estimate how potential changes in the quantitative and qualitative factors, including the impact of loans converting from interest only to amortizing, might impact the allowance for loan losses. Our underlying assumptions and judgments could prove to be inaccurate, which could materially impact our regulatory capital position and results of operations in future periods.
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
Exposure to interest rate risk is dependent upon the distribution and composition of interest-earning assets, interest-bearing liabilities and derivatives. The differing risk characteristics of each product are managed to mitigate our exposure to interest rate fluctuations. At June 30, 2017, 92% of our total assets were interest-earning assets and we had no securities classified as trading.
At June 30, 2017, approximately 66% of total assets were available-for-sale and held-to-maturity mortgage-backed securities and residential real estate loans. The values of these assets are sensitive to changes in interest rates as well as expected prepayment levels. As interest rates increase, fixed-rate residential mortgages and mortgage-backed securities tend to exhibit lower prepayments. The inverse is true in a falling rate environment.

E*TRADE | Q2 2017 10-Q	34

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
The sensitivity of EAR and EVE at the consolidated E*TRADE Financial level at June 30, 2017 and December 31, 2016 is as follows (dollars in millions):

Instantaneous Parallel Change in Interest Rates (basis points) (1)	Economic Value of Equity				Earnings-at-Risk
	June 30, 2017		December 31, 2016		June 30, 2017		December 31, 2016
	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
+200	$(264)	(3.5)%	$(129)	(2.1)%	$169	11.4%	$169	13.9%
+100	$41	0.5%	$59	0.9%	$116	7.8%	$109	9.0%
-50	$(156)	(2.0)%	$(106)	(1.7)%	$(84)	(5.6)%	$(73)	(6.0)%

(1)	These scenario analyses assume a balance sheet size as of the dates indicated. Any changes in size would cause the amounts to vary.

E*TRADE | Q2 2017 10-Q	35

We actively manage interest rate risk positions. As interest rates change, we will adjust our strategy and mix of assets, liabilities and derivatives to optimize our position. For example, a 100 basis points increase in rates may not result in a change in value as indicated above. We compare the instantaneous parallel shift in interest rate changes in EVE and EAR to the established limits set by the Board of Directors in order to assess interest rate risk. In the event that the percentage change in EVE or EAR exceeds the Board limits, our Chief Executive Officer, Chief Risk Officer, Chief Financial Officer and Treasurer must all be promptly notified in writing and decide upon a plan of remediation. In addition, the Board of Directors must be notified of the exception and the planned resolution. At June 30, 2017, the EVE and EAR percentage changes were within our Board limits.

E*TRADE | Q2 2017 10-Q	36

KEY TERMS
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

E*TRADE | Q2 2017 10-Q	37

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
FASB—Financial Accounting Standards Board.
FDIC—Federal Deposit Insurance Corporation.
Federal Reserve—Federal Reserve System, including the Federal Reserve Board of Governors and the twelve regional Federal Reserve Banks.
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

E*TRADE | Q2 2017 10-Q	38

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
Recovery—Represents cash proceeds received on a loan that had been previously charged off.
Repurchase agreement—An agreement giving the transferor of an asset the right or obligation to repurchase the same or similar securities at a specified price on a given date from the transferee. These agreements are generally collateralized by mortgage-backed or investment-grade securities. From the transferee's perspective the arrangement is referred to as a reverse repurchase agreement.
Risk-weighted assets—Primarily computed by the assignment of specific risk-weightings to assets and off-balance sheet instruments for capital adequacy calculations.
S&P—Standard & Poor’s.
SEC—U.S. Securities and Exchange Commission.

E*TRADE | Q2 2017 10-Q	39

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
TRUPs—Trust preferred securities.
VIE—Variable interest entity.
Wholesale borrowings—Borrowings that consist of repurchase agreements and FHLB advances.

E*TRADE | Q2 2017 10-Q	40

PART I - FINANCIAL INFORMATION
ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(In millions, except share data and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue:
Interest income	$378	$306	$719	$614
Interest expense	(22)	(20)	(44)	(41)
Net interest income	356	286	675	573
Commissions	105	106	232	213
Fees and service charges	98	62	184	120
Gains on securities and other, net	7	10	17	20
Other revenue	11	10	22	20
Total non-interest income	221	188	455	373
Total net revenue	577	474	1,130	946
Provision (benefit) for loan losses	(99)	(35)	(113)	(69)
Non-interest expense:
Compensation and benefits	133	125	269	251
Advertising and market development	42	30	85	73
Clearing and servicing	33	25	65	49
Professional services	24	22	46	44
Occupancy and equipment	29	24	56	47
Communications	36	20	61	43
Depreciation and amortization	20	20	40	40
FDIC insurance premiums	8	6	16	12
Amortization of other intangibles	9	5	18	10
Restructuring and acquisition-related activities	4	1	8	3
Other non-interest expenses	21	17	37	35
Total non-interest expense	359	295	701	607
Income before income tax expense	317	214	542	408
Income tax expense	124	81	204	122
Net income	$193	$133	$338	$286
Preferred stock dividends	—	—	13	—
Net income available to common shareholders	$193	$133	$325	$286
Basic earnings per common share	$0.70	$0.48	$1.18	$1.02
Diluted earnings per common share	$0.70	$0.48	$1.17	$1.01
Shares used in computation of per common share data:
Basic (in thousands)	275,410	277,013	275,167	281,141
Diluted (in thousands)	276,272	277,978	276,370	282,426
See accompanying notes to the condensed consolidated financial statements

E*TRADE | Q2 2017 10-Q	41

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$193	$133	$338	$286
Other comprehensive income, net of tax
Available-for-sale securities:
Unrealized gains, net	42	69	88	163
Reclassification into earnings, net	(6)	(9)	(11)	(18)
Net change from available-for-sale securities	36	60	77	145
Reclassification of foreign currency translation gains	—	—	(2)	—
Other comprehensive income	36	60	75	145
Comprehensive income	$229	$193	$413	$431
See accompanying notes to the condensed consolidated financial statements

E*TRADE | Q2 2017 10-Q	42

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(In millions, except share data)
(Unaudited)

	June 30,	December 31,
	2017	2016
ASSETS
Cash and equivalents	$1,091	$1,950
Cash required to be segregated under federal or other regulations	889	1,460
Available-for-sale securities	18,890	13,892
Held-to-maturity securities (fair value of $21,565 and $15,716 at June 30, 2017 and December 31, 2016, respectively)	21,502	15,751
Margin receivables	7,773	6,731
Loans receivable, net (net of allowance for loan losses of $116 million and $221 million at June 30, 2017 and December 31, 2016, respectively)	3,055	3,551
Receivables from brokers, dealers and clearing organizations	1,237	1,056
Property and equipment, net	245	239
Goodwill	2,370	2,370
Other intangibles, net	303	320
Deferred tax assets, net	519	756
Other assets	879	923
Total assets	$58,753	$48,999
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$40,072	$31,682
Customer payables	7,992	8,159
Payables to brokers, dealers and clearing organizations	1,473	983
Other borrowings	1,009	409
Corporate debt	992	994
Other liabilities	532	500
Total liabilities	52,070	42,727
Commitments and contingencies (see Note 14)
Shareholders’ equity:
Preferred stock, $0.01 par value, $1,000 liquidation preference, shares authorized: 1,000,000 at June 30, 2017 and December 31, 2016; shares issued and outstanding: 400,000 at both June 30, 2017 and December 31, 2016	394	394
Common stock, $0.01 par value, shares authorized: 400,000,000 at June 30, 2017 and December 31, 2016; shares issued and outstanding: 275,054,601 and 273,963,415 at June 30, 2017 and December 31, 2016, respectively	3	3
Additional paid-in-capital	6,929	6,921
Accumulated deficit	(581)	(909)
Accumulated other comprehensive loss	(62)	(137)
Total shareholders’ equity	6,683	6,272
Total liabilities and shareholders’ equity	$58,753	$48,999
See accompanying notes to the condensed consolidated financial statements

E*TRADE | Q2 2017 10-Q	43

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In millions)
(Unaudited)

				Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Preferred Stock	Common Stock
	Amount	Shares	Amount
Balance at December 31, 2016	$394	274	$3	$6,921	$(909)	$(137)	$6,272
Cumulative effect of accounting change	—	—	—	—	3	—	3
Net income	—	—	—	—	338	—	338
Other comprehensive income	—	—	—	—	—	75	75
Conversion of convertible debentures	—	—	—	3	—	—	3
Preferred stock dividends	—	—	—	—	(13)	—	(13)
Issuance of common stock for share-based compensation, net of shares withheld to pay taxes	—	1	—	(16)	—	—	(16)
Share-based compensation	—	—	—	21	—	—	21
Balance at June 30, 2017	$394	275	$3	$6,929	$(581)	$(62)	$6,683
				Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Preferred Stock	Common Stock
	Amount	Shares	Amount
Balance at December 31, 2015	$—	291	$3	$7,356	$(1,461)	$(99)	$5,799
Net income	—	—	—	—	286	—	286
Other comprehensive income	—	—	—	—	—	145	145
Conversion of convertible debentures	—	1	—	5	—	—	5
Exercise of stock options and related tax effects	—	—	—	2	—	—	2
Repurchases of common stock	—	(19)	—	(452)	—	—	(452)
Issuance of common stock for share-based compensation, net of shares withheld to pay taxes	—	1	—	(14)	—	—	(14)
Share-based compensation	—	—	—	14	—	—	14
Balance at June 30, 2016	$—	274	$3	$6,911	$(1,175)	$46	$5,785
See accompanying notes to the condensed consolidated financial statements

E*TRADE | Q2 2017 10-Q	44

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (In millions) (Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$338	$286
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (benefit) for loan losses	(113)	(69)
Depreciation and amortization (including discount amortization and accretion)	124	112
Gains on securities and other, net	(17)	(20)
Share-based compensation	21	14
Deferred tax expense	192	114
Other	(3)	4
Net effect of changes in assets and liabilities:
Decrease (increase) in cash required to be segregated under federal or other regulations	571	(764)
Increase in receivables from brokers, dealers and clearing organizations	(189)	(172)
(Increase) decrease in margin receivables	(1,042)	574
Increase in other assets	(22)	—
Increase in payables to brokers, dealers and clearing organizations	490	168
(Decrease) increase in customer payables	(167)	168
Decrease in other liabilities	(11)	(75)
Net cash provided by operating activities	172	340
Cash flows from investing activities:
Purchases of available-for-sale securities	(6,348)	(3,687)
Proceeds from sales of available-for-sale securities	795	1,621
Proceeds from maturities of and principal payments on available-for-sale securities	701	681
Purchases of held-to-maturity securities	(6,840)	(3,122)
Proceeds from maturities of and principal payments on held-to-maturity securities	1,107	864
Proceeds from sale of loans	40	—
Decrease in loans receivable	555	579
Capital expenditures for property and equipment	(50)	(38)
Proceeds from sale of real estate owned and repossessed assets	16	10
Net cash flow from derivative contracts	51	(56)
Other	(19)	(4)
Net cash used in investing activities	(9,992)	(3,152)

E*TRADE | Q2 2017 10-Q	45

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS—(Continued) (In millions)

	Six Months Ended June 30,
	2017	2016
Cash flows from financing activities:
Increase in deposits	$8,390	$3,519
Preferred stock dividends	(13)	—
Net increase (decrease) in securities sold under agreements to repurchase	400	(82)
Advances from FHLB	400	—
Payments on advances from FHLB	(200)	—
Repurchases of common stock	—	(452)
Other	(16)	(13)
Net cash provided by financing activities	8,961	2,972
(Decrease) increase in cash and equivalents	(859)	160
Cash and equivalents, beginning of period	1,950	2,233
Cash and equivalents, end of period	$1,091	$2,393
Supplemental disclosures:
Cash paid for interest	$41	$59
Cash paid for income taxes, net of refunds	$5	$5
Non-cash investing and financing activities:
Transfers of loans held-for-investment to loans held-for-sale	$40	$—
Transfers from loans to other real estate owned and repossessed assets	$15	$14
Conversion of convertible debentures to common stock	$3	$5
Transfer of available-for-sale securities to held-to-maturity securities	$—	$492
See accompanying notes to the condensed consolidated financial statements

E*TRADE | Q2 2017 10-Q	46

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

E*TRADE | Q2 2017 10-Q	47

Adoption of New Accounting Standards
Accounting for Employee Share-Based Payments
In March 2016, the FASB amended the accounting guidance on employee share-based payments. Relevant changes in the amended guidance include the requirement to recognize all excess tax benefits and deficiencies upon exercise or vesting as income tax expense or benefit in the consolidated statement of income; to treat excess tax benefits and deficiencies as discrete items in the reporting period they occur; to not delay recognition of excess tax benefits until the tax benefit is realized through a reduction in current taxes payable; and to make an accounting policy election to either estimate forfeitures or account for them as they occur. The Company adopted the amended accounting guidance as of January 1, 2017 and recognized a $3 million deferred tax asset and cumulative-effect adjustment to equity as of the beginning of the period. In addition, for the six months ended June 30, 2016 the Company reclassified $13 million related to shares withheld to pay taxes from cash flows from operating activities to cash flows from financing activities. Forfeitures will continue to be estimated consistent with the Company's prior accounting policies. The impact to the Company's financial condition, results of operations and cash flows will vary based on, among other factors, the market price of the Company's common stock. During the six months ended June 30, 2017 the Company recognized a $6 million income tax benefit in accordance with the new guidance.
New Accounting Standards Not Yet Adopted
Revenue Recognition on Contracts with Customers
In May 2014, the FASB amended the guidance on revenue recognition on contracts with customers. The new standard outlines a single comprehensive model for entities to apply in accounting for revenue arising from contracts with customers. The Company's accounting for net interest income is not expected to be impacted by the new standard. The FASB issued supplemental amendments to the new standard to clarify certain accounting guidance and provide narrow scope improvements and practical expedients during 2016. The amended guidance will be effective for annual and interim periods beginning on January 1, 2018 and may be applied on either a full retrospective or modified retrospective basis. The Company is in process of completing its evaluation of the new accounting guidance. This adoption is not expected to have a material impact on the Company’s financial condition, results of operations or cash flows as the satisfaction of performance obligations under the new guidance is expected to be materially consistent with the Company's existing revenue recognition policies. Similarly, the amended guidance is not expected to have a material impact on the recognition of costs incurred to obtain new contracts.
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

E*TRADE | Q2 2017 10-Q	48

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

E*TRADE | Q2 2017 10-Q	49

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

E*TRADE | Q2 2017 10-Q	50

NOTE 2—INTEREST INCOME AND INTEREST EXPENSE
The following table shows the components of interest income and interest expense (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest income:
Cash and equivalents	$2	$1	$4	$3
Cash required to be segregated under federal or other regulations	3	1	6	2
Available-for-sale securities	95	68	180	132
Held-to-maturity securities	137	107	257	210
Margin receivables	75	61	141	125
Loans	41	49	84	100
Broker-related receivables and other	1	1	1	1
Subtotal interest income	354	288	673	573
Other interest revenue(1)	24	18	46	41
Total interest income	378	306	719	614
Interest expense:
Deposits	(1)	(1)	(2)	(2)
Customer payables	(2)	(1)	(3)	(2)
Other borrowings	(5)	(4)	(10)	(9)
Corporate debt	(13)	(14)	(27)	(27)
Subtotal interest expense	(21)	(20)	(42)	(40)
Other interest expense(2)	(1)	—	(2)	(1)
Total interest expense	(22)	(20)	(44)	(41)
Net interest income	$356	$286	$675	$573

(1)	Represents interest income on securities loaned.

(2)	Represents interest expense on securities borrowed.
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

•	Level 3—unobservable inputs that are significant to the fair value of the assets or liabilities

E*TRADE | Q2 2017 10-Q	51

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
All of the Company’s municipal bonds were rated investment grade at June 30, 2017. These securities were valued using a market approach with pricing service valuations corroborated by recent market transactions for identical or similar bonds. Municipal bonds and corporate bonds were categorized in Level 2 of the fair value hierarchy.
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

E*TRADE | Q2 2017 10-Q	52

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
Loans Receivable
Loans that have been delinquent for 180 days or that are in bankruptcy and certain TDR loan modifications are charged-off based on the estimated current value of the underlying property less estimated selling costs. Property valuations for these one- to four-family and home equity loans are based on the most recent "as is" property valuation data available, which may include appraisals, broker price opinions (BPOs), automated valuation models or updated values using home price indices. Subsequent to the recording of an initial fair value measurement, these loans continue to be measured at fair value on a nonrecurring basis, utilizing the estimated value of the underlying property less estimated selling costs. These property valuations are updated on a monthly, quarterly or semi-annual basis depending on the type of valuation initially used. If the valuation data obtained is significantly different from the valuation previously received, the Company reviews additional property valuation data to corroborate or update the valuation. If the value of the underlying property has declined, an additional charge-off is recorded. If the value of the underlying property has increased, previously charged-off amounts are not reversed. Recoveries of previously charged-off amounts are recognized within the allowance for loan losses when received.
Real Estate Owned
Property valuations for real estate owned are based on the lowest value of the most recent property valuation data available, which may include appraisals, listing prices or approved offer prices.
Nonrecurring fair value measurements on one- to four-family and home equity loans and real estate owned were classified as Level 3 of the fair value hierarchy as the valuations included unobservable inputs that were significant to the fair value. The following table presents additional information about significant unobservable inputs used in the valuation of assets measured at fair value on a nonrecurring basis that were categorized in Level 3 of the fair value hierarchy at June 30, 2017 and December 31, 2016:

	Unobservable Inputs	Average	Range
June 30, 2017
Loans receivable:
One- to four-family	Appraised value	$416,000	$40,000-$1,200,000
Home equity	Appraised value	$320,500	$29,500-$1,990,000
Real estate owned	Appraised value	$296,500	$17,000-$1,120,000

December 31, 2016
Loans receivable:
One- to four-family	Appraised value	$408,100	$50,000-$1,490,000
Home equity	Appraised value	$312,000	$6,000-$2,500,000
Real estate owned	Appraised value	$342,300	$21,500-$1,800,000

E*TRADE | Q2 2017 10-Q	53

Recurring and Nonrecurring Fair Value Measurements
Assets and liabilities measured at fair value at June 30, 2017 and December 31, 2016 are summarized in the following tables (dollars in millions):

	Level 1	Level 2	Level 3	Total Fair Value
June 30, 2017:
Recurring fair value measurements:
Assets
Available-for-sale securities:
Debt securities:
Agency mortgage-backed securities	$—	$17,380	$—	$17,380
Agency debentures	—	988	—	988
U.S. Treasuries	—	451	—	451
Agency debt securities	—	33	—	33
Municipal bonds	—	31	—	31
Total debt securities	—	18,883	—	18,883
Publicly traded equity securities	7	—	—	7
Total available-for-sale securities	7	18,883	—	18,890
Receivables from brokers, dealers and clearing organizations:
U.S. Treasuries	134	—	—	134
Other assets:
Derivative assets(1)	—	90	—	90
Total assets measured at fair value on a recurring basis(2)	$141	$18,973	$—	$19,114
Liabilities
Other liabilities:
Derivative liabilities(1)	$—	$38	$—	$38
Total liabilities measured at fair value on a recurring basis(2)	$—	$38	$—	$38
Nonrecurring fair value measurements:
Loans receivable, net:
One- to four-family	$—	$—	$14	$14
Home equity	—	—	19	19
Total loans receivable	—	—	33	33
Other assets:
Real estate owned	—	—	20	20
Total assets measured at fair value on a nonrecurring basis(3)	$—	$—	$53	$53

(1)	All derivative assets and liabilities were interest rate contracts at June 30, 2017. Information related to derivative instruments is detailed in Note 7—Derivative Instruments and Hedging Activities.

(2)	Assets and liabilities measured at fair value on a recurring basis represented 33% and less than 1% of the Company’s total assets and total liabilities, respectively, at June 30, 2017.

(3)
Represents the fair value of assets prior to deducting estimated selling costs that were carried on the consolidated balance sheet at June 30, 2017, and for which a fair value measurement was recorded during the period.

E*TRADE | Q2 2017 10-Q	54

	Level 1	Level 2	Level 3	Total Fair Value
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

E*TRADE | Q2 2017 10-Q	55

The following table presents gains and losses recognized on assets measured at fair value on a nonrecurring basis during the three and six months ended June 30, 2017 and 2016 (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
One- to four-family	$1	$1	$2	$2
Home equity	2	4	3	7
Total losses on loans receivable measured at fair value	$3	$5	$5	$9
Losses (gains) on real estate owned measured at fair value	$—	$1	$(1)	$1
Transfers Between Levels 1, 2 and 3
For assets and liabilities measured at fair value on a recurring basis, the Company’s transfers between levels of the fair value hierarchy are deemed to have occurred at the beginning of the reporting period on a quarterly basis. The Company had no transfers between levels during the six months ended June 30, 2017 and 2016.
Recurring Fair Value Measurements Categorized within Level 3
For the periods presented, no assets or liabilities measured at fair value on a recurring basis were categorized within Level 3 of the fair value hierarchy.

E*TRADE | Q2 2017 10-Q	56

Fair Value of Financial Instruments Not Carried at Fair Value
The following table summarizes the carrying values, fair values and fair value hierarchy level classification of financial instruments that are not carried at fair value on the consolidated balance sheet at June 30, 2017 and December 31, 2016 (dollars in millions):

	June 30, 2017
	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash and equivalents	$1,091	$1,091	$—	$—	$1,091
Cash required to be segregated under federal or other regulations	$889	$889	$—	$—	$889
Held-to-maturity securities:
Agency mortgage-backed securities	$18,426	$—	$18,479	$—	$18,479
Agency debentures	291	—	291	—	291
Agency debt securities	2,778	—	2,788	—	2,788
Other non-agency debt securities	7	—	—	7	7
Total held-to-maturity securities	$21,502	$—	$21,558	$7	$21,565
Margin receivables(1)	$7,773	$—	$7,773	$—	$7,773
Loans receivable, net:
One- to four-family	$1,642	$—	$—	$1,676	$1,676
Home equity	1,204	—	—	1,175	1,175
Consumer	209	—	—	209	209
Total loans receivable, net(2)	$3,055	$—	$—	$3,060	$3,060
Receivables from brokers, dealers and clearing organizations(1)	$1,103	$—	$1,103	$—	$1,103
Liabilities
Deposits	$40,072	$—	$40,072	$—	$40,072
Customer payables	$7,992	$—	$7,992	$—	$7,992
Payables to brokers, dealers and clearing organizations	$1,473	$—	$1,473	$—	$1,473
Other borrowings:
Securities sold under agreements to repurchase	$400	$—	$400	$—	$400
FHLB advances	$200	$—	$200	$—	$200
Trust preferred securities	$409	$—	$—	$321	$321
Total other borrowings	$1,009	$—	$600	$321	$921
Corporate debt	$992	$—	$1,040	$—	$1,040

(1)
The fair value of securities that the Company received as collateral in connection with margin receivables and securities borrowing activities, where the Company is permitted to sell or re-pledge the securities, was approximately $11.0 billion and $9.8 billion at June 30, 2017 and December 31, 2016, respectively. Of this amount, $2.9 billion and $2.0 billion had been pledged or sold in connection with securities loans and deposits with clearing organizations at June 30, 2017 and December 31, 2016, respectively.

(2)	The carrying value of loans receivable, net includes the allowance for loan losses of $116 million and loans that are recorded at fair value on a nonrecurring basis at June 30, 2017.

E*TRADE | Q2 2017 10-Q	57

	December 31, 2016
	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash and equivalents	$1,950	$1,950	$—	$—	$1,950
Cash required to be segregated under federal or other regulations	$1,460	$1,460	$—	$—	$1,460
Held-to-maturity securities:
Agency mortgage-backed securities	$12,868	$—	$12,839	$—	$12,839
Agency debentures	29	—	29	—	29
Agency debt securities	2,854	—	2,848	—	2,848
Total held-to-maturity securities	$15,751	$—	$15,716	$—	$15,716
Margin receivables	$6,731	$—	$6,731	$—	$6,731
Loans receivable, net:
One- to four-family	$1,918	$—	$—	$1,942	$1,942
Home equity	1,385	—	—	1,311	1,311
Consumer	248	—	—	249	249
Total loans receivable, net(1)	$3,551	$—	$—	$3,502	$3,502
Receivables from brokers, dealers and clearing organizations	$1,056	$—	$1,056	$—	$1,056
Liabilities
Deposits	$31,682	$—	$31,681	$—	$31,681
Customer Payables	$8,159	$—	$8,159	$—	$8,159
Payables to brokers, dealers and clearing organizations	$983	$—	$983	$—	$983
Trust preferred securities	$409	$—	$—	$288	$288
Corporate debt	$994	$—	$1,050	$—	$1,050

(1)	The carrying value of loans receivable, net includes the allowance for loan losses of $221 million and loans that are recorded at fair value on a nonrecurring basis at December 31, 2016.
The fair value measurement techniques for financial instruments not carried at fair value on the consolidated balance sheet at June 30, 2017 and December 31, 2016 are summarized as follows:
Cash and equivalents, cash required to be segregated under federal or other regulations, margin receivables, receivables from brokers, dealers and clearing organizations, customer payables and payables to brokers, dealers and clearing organizations—Due to their short term nature, fair value is estimated to be carrying value.
Held-to-maturity securities—The held-to-maturity securities portfolio included agency mortgage-backed securities, agency debentures, agency debt securities, and other non-agency debt securities. The fair value of held-to-maturity securities is determined consistently with the pricing of available-for-sale securities described above.
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

E*TRADE | Q2 2017 10-Q	58

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
Securities sold under agreements to repurchase and FHLB advances— Fair value for securities sold under agreements to repurchase and FHLB advances was determined by discounting future cash flows using discount factors derived from current observable rates implied for other similar instruments with similar remaining maturities.
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

E*TRADE | Q2 2017 10-Q	59

NOTE 4—OFFSETTING ASSETS AND LIABILITIES
For financial statement purposes, the Company does not offset derivative instruments or securities borrowing and securities lending transactions. These activities are generally transacted under master agreements that are widely used by counterparties and that may allow for net settlements of payments in the normal course, as well as offsetting of all contracts with a given counterparty in the event of bankruptcy or default of one of the two parties to the transaction. The following table presents information about these transactions to enable the users of the Company’s consolidated financial statements to evaluate the potential effect of rights of set-off between these recognized assets and liabilities at June 30, 2017 and December 31, 2016 (dollars in millions):

				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet (1)	Financial Instruments	Collateral Received or Pledged (Including Cash)	Net Amount
June 30, 2017
Assets:
Deposits paid for securities borrowed (2)	$668	$—	$668	$(225)	$(425)	$18
Total	$668	$—	$668	$(225)	$(425)	$18

Liabilities:
Deposits received for securities loaned (3)	$1,420	$—	$1,420	$(225)	$(1,077)	$118
Repurchase agreements (4)	400	—	400	—	(400)	—
Derivative liabilities (5)(6)	7	—	7	—	(7)	—
Total	$1,827	$—	$1,827	$(225)	$(1,484)	$118

December 31, 2016
Assets:
Deposits paid for securities borrowed (2)	$774	$—	$774	$(192)	$(560)	$22
Total	$774	$—	$774	$(192)	$(560)	$22

Liabilities:
Deposits received for securities loaned (3)	$926	$—	$926	$(192)	$(661)	$73
Derivative liabilities (5)(6)	6	—	6	—	(6)	—
Total	$932	$—	$932	$(192)	$(667)	$73

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

(2)
Included in the gross amounts of deposits paid for securities borrowed was $435 million and $307 million at June 30, 2017 and December 31, 2016, respectively, transacted through a program with a clearing organization, which guarantees the return of cash to the Company. For presentation purposes, these amounts presented are based on the counterparties under the Company’s master securities loan agreements.

E*TRADE | Q2 2017 10-Q	60

(3)
Included in the gross amounts of deposits received for securities loaned was $871 million and $546 million at June 30, 2017 and December 31, 2016, respectively, transacted through a program with a clearing organization, which guarantees the return of securities to the Company. For presentation purposes, these amounts presented are based on the counterparties under the Company’s master securities loan agreements.

(4)	Collateral pledged included held-to-maturity securities at amortized cost and available-for-sale securities at fair value at June 30, 2017.

(5)	Excludes net accrued interest payable of $2 million at both June 30, 2017 and December 31, 2016.

(6)	Collateral pledged included held-to-maturity securities at amortized cost at both June 30, 2017 and December 31, 2016.
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
Repurchase Agreements
Repurchase agreements are collateralized borrowing transactions utilized by the Company for short-term liquidity and funding requirements. These agreements give the Company, as the transferor of collateral to a counterparty, the right or obligation to repurchase the same or similar collateral at a specified price on a given date. Repurchase agreements utilized by the Company are generally collateralized by mortgage-backed or other investment-grade securities. The counterparties retain possession of the collateral until maturity of the agreement.
Derivative Transactions
Certain types of derivatives that the Company utilizes in its hedging activities are subject to derivatives clearing agreements (cleared derivatives contracts) under the Dodd-Frank Act. These cleared derivatives contracts enable clearing by a derivatives clearing organization through a clearing member. Under the contracts, the clearing member typically has a one-way right to offset all contracts in the event of the Company's default or bankruptcy. Collateral exchanged under these contracts is not included in the table above as the contracts may not qualify as master netting agreements. At June 30, 2017 and December 31, 2016, the Company had $90 million and $165 million, respectively, of cleared derivative contract assets. At June 30, 2017 and December 31, 2016, the Company had $31 million and $25 million, respectively, of cleared derivative contract liabilities.
In January 2017, a clearing organization through which the Company executes certain of its derivative contracts amended its rulebook to legally characterize variation margin payments as settlements of the derivatives' exposure rather than collateral against the exposure. For these contracts, amounts exchanged with counterparties are reflected as a reduction of the related derivative assets or liabilities, including accrued interest, on the consolidated balance sheet. At June 30, 2017, the Company had derivative assets and liabilities of $13 million and $20 million, respectively, excluding accrued interest, that were settled by variation margin payments and are therefore excluded from the table above.

E*TRADE | Q2 2017 10-Q	61

NOTE 5—AVAILABLE-FOR-SALE AND HELD-TO-MATURITY SECURITIES
The amortized cost and fair value of available-for-sale and held-to-maturity securities at June 30, 2017 and December 31, 2016 are shown in the following tables (dollars in millions):

	Amortized Cost	Gross Unrealized / Unrecognized Gains	Gross Unrealized / Unrecognized Losses	Fair Value
June 30, 2017:
Available-for-sale securities:
Debt securities:
Agency mortgage-backed securities	$17,542	$60	$(222)	$17,380
Agency debentures	969	33	(14)	988
U.S. Treasuries	453	6	(8)	451
Agency debt securities	34	—	(1)	33
Municipal bonds	31	—	—	31
Total debt securities	19,029	99	(245)	18,883
Publicly traded equity securities(1)	7	—	—	7
Total available-for-sale securities	$19,036	$99	$(245)	$18,890
Held-to-maturity securities:
Agency mortgage-backed securities	$18,426	$168	$(115)	$18,479
Agency debentures	291	1	(1)	291
Agency debt securities	2,778	30	(20)	2,788
Other non-agency debt securities	7	—	—	7
Total held-to-maturity securities	$21,502	$199	$(136)	$21,565

December 31, 2016:
Available-for-sale securities:
Debt securities:
Agency mortgage-backed securities	$12,946	$24	$(336)	$12,634
Agency debentures	791	18	(21)	788
U.S. Treasuries	452	—	(45)	407
Agency debt securities	25	—	(1)	24
Municipal bonds	32	—	—	32
Total debt securities	14,246	42	(403)	13,885
Publicly traded equity securities(1)	7	—	—	7
Total available-for-sale securities	$14,253	$42	$(403)	$13,892
Held-to-maturity securities:
Agency mortgage-backed securities	$12,868	$123	$(152)	$12,839
Agency debentures	29	—	—	29
Agency debt securities	2,854	26	(32)	2,848
Total held-to-maturity securities	$15,751	$149	$(184)	$15,716

(1)	Consists of investments in a mutual fund related to the Community Reinvestment Act.

E*TRADE | Q2 2017 10-Q	62

Contractual Maturities
The contractual maturities of all available-for-sale and held-to-maturity debt securities at June 30, 2017 are shown in the following table (dollars in millions):

	Amortized Cost	Fair Value
Available-for-sale debt securities:
Due within one year	$4	$4
Due within one to five years	57	56
Due within five to ten years	7,221	7,149
Due after ten years	11,747	11,674
Total available-for-sale debt securities	$19,029	$18,883
Held-to-maturity debt securities:
Due within one year	$209	$210
Due within one to five years	1,786	1,829
Due within five to ten years	5,060	5,083
Due after ten years	14,447	14,443
Total held-to-maturity debt securities	$21,502	$21,565
At June 30, 2017 and December 31, 2016, the Company pledged $3.6 billion and $0.5 billion, respectively, of held-to-maturity debt securities, and $317 million and $6 million of available-for-sale securities, respectively, for the same periods, as collateral for repurchase agreements, FHLB advances, derivatives and other purposes.

E*TRADE | Q2 2017 10-Q	63

Investments with Unrealized or Unrecognized Losses
The following tables show the fair value and unrealized or unrecognized losses on available-for-sale and held-to-maturity securities, aggregated by investment category, and the length of time that individual securities have been in a continuous unrealized or unrecognized loss position at June 30, 2017 and December 31, 2016 (dollars in millions):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized / Unrecognized Losses	Fair Value	Unrealized / Unrecognized Losses	Fair Value	Unrealized / Unrecognized Losses
June 30, 2017:
Available-for-sale securities:
Debt securities:
Agency mortgage-backed securities	$8,277	$(173)	$1,813	$(49)	$10,090	$(222)
Agency debentures	374	(14)	—	—	374	(14)
U.S. Treasuries	290	(8)	—	—	290	(8)
Agency debt securities	33	(1)	—	—	33	(1)
Municipal bonds	12	—	—	—	12	—
Publicly traded equity securities	7	—	—	—	7	—
Total temporarily impaired available-for-sale securities	$8,993	$(196)	$1,813	$(49)	$10,806	$(245)
Held-to-maturity securities:
Agency mortgage-backed securities	$6,910	$(88)	$1,148	$(27)	$8,058	$(115)
Agency debentures	161	(1)	—	—	161	(1)
Agency debt securities	1,483	(20)	17	—	1,500	(20)
Total temporarily impaired held-to-maturity securities	$8,554	$(109)	$1,165	$(27)	$9,719	$(136)

December 31, 2016:
Available-for-sale securities:
Debt securities:
Agency mortgage-backed securities	$9,281	$(279)	$1,620	$(57)	$10,901	$(336)
Agency debentures	454	(21)	—	—	454	(21)
U.S. Treasuries	407	(45)	—	—	407	(45)
Agency debt securities	24	(1)	—	—	24	(1)
Municipal bonds	13	—	—	—	13	—
Publicly traded equity securities	7	—	—	—	7	—
Total temporarily impaired available-for-sale securities	$10,186	$(346)	$1,620	$(57)	$11,806	$(403)
Held-to-maturity securities:
Agency mortgage-backed securities	$5,929	$(123)	$1,272	$(29)	$7,201	$(152)
Agency debentures	18	—	—	—	18	—
Agency debt securities	1,739	(32)	18	—	1,757	(32)
Total temporarily impaired held-to-maturity securities	$7,686	$(155)	$1,290	$(29)	$8,976	$(184)

E*TRADE | Q2 2017 10-Q	64

The Company does not believe that any individual unrealized loss in the available-for-sale portfolio or unrecognized loss in the held-to-maturity portfolio as of June 30, 2017 represents a credit loss. The Company does not intend to sell the debt securities in an unrealized or unrecognized loss position as of the balance sheet date and it is not more likely than not that the Company will be required to sell the debt securities before the anticipated recovery of its remaining amortized cost of the debt securities in an unrealized or unrecognized loss position at June 30, 2017.
There were no impairment losses recognized in earnings on available-for-sale or held-to-maturity securities during the six months ended June 30, 2017 and 2016, respectively.
Gains on Securities and Other, Net
The following table shows the components of the gains on securities and other, net line item on the consolidated statement of income for the three and six months ended June 30, 2017 and 2016 (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Gains on available-for-sale securities	$10	$14	$18	$29
Hedge ineffectiveness	(2)	(2)	(3)	(4)
Equity method investment income (loss) and other	(1)	(2)	2	(5)
Gains on securities and other, net	$7	$10	$17	$20
NOTE 6—LOANS RECEIVABLE, NET
Loans receivable, net at June 30, 2017 and December 31, 2016 are summarized as follows (dollars in millions):

	June 30,	December 31,
	2017	2016
One- to four-family	$1,659	$1,950
Home equity	1,287	1,556
Consumer	212	250
Total loans receivable	3,158	3,756
Unamortized premiums, net	13	16
Allowance for loan losses	(116)	(221)
Total loans receivable, net	$3,055	$3,551
During the three months ended June 30, 2017, the Company sold certain loans with a carrying value of $41 million for proceeds that approximated book value.
At June 30, 2017, the Company pledged $2.6 billion and $0.2 billion of loans as collateral to the FHLB and Federal Reserve Bank of Richmond, respectively. At December 31, 2016, the Company pledged $3.1 billion and $0.3 billion of loans as collateral to the FHLB and Federal Reserve Bank of Richmond, respectively.

E*TRADE | Q2 2017 10-Q	65

The following table presents the total recorded investment in loans receivable and allowance for loan losses by loans that have been collectively evaluated for impairment and those that have been individually evaluated for impairment by loan class at June 30, 2017 and December 31, 2016 (dollars in millions):

	Recorded Investment		Allowance for Loan Losses
	June 30,	December 31,	June 30,	December 31,
	2017	2016	2017	2016
Collectively evaluated for impairment:
One- to four-family	$1,445	$1,717	$22	$38
Home equity	1,109	1,361	44	120
Consumer	214	253	5	5
Total collectively evaluated for impairment	2,768	3,331	71	163
Individually evaluated for impairment:
One- to four-family	225	246	7	7
Home equity	178	195	38	51
Total individually evaluated for impairment	403	441	45	58
Total	$3,171	$3,772	$116	$221
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

E*TRADE | Q2 2017 10-Q	66

Credit Quality
The following tables show the distribution of the Company’s mortgage loan portfolios by credit quality indicator at June 30, 2017 and December 31, 2016 (dollars in millions):

	One- to Four-Family		Home Equity
	June 30,	December 31,	June 30,	December 31,
Current LTV/CLTV(1)	2017	2016	2017	2016
<=80%	$1,135	$1,308	$592	$686
80%-100%	334	413	349	414
100%-120%	99	143	214	274
>120%	91	86	132	182
Total mortgage loans receivable	$1,659	$1,950	$1,287	$1,556
Average estimated current LTV/CLTV (2)	73%	73%	85%	87%
Average LTV/CLTV at loan origination (3)	71%	71%	81%	81%

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

	One- to Four-Family		Home Equity
	June 30,	December 31,	June 30,	December 31,
Current FICO	2017	2016	2017	2016
>=720	$941	$1,121	$639	$778
719 - 700	153	179	127	156
699 - 680	115	153	109	141
679 - 660	109	121	92	117
659 - 620	141	154	125	149
<620	200	222	195	215
Total mortgage loans receivable	$1,659	$1,950	$1,287	$1,556

E*TRADE | Q2 2017 10-Q	67

Concentrations of Credit Risk
The following table outlines when one- to four-family and HELOCs convert to amortizing by percentage of the one- to four-family portfolio and HELOC portfolios, respectively, at June 30, 2017:

Period of Conversion to Amortizing Loan	% of One- to Four-Family Portfolio	% of Home Equity Line of Credit Portfolio
Already amortizing	96%	99%
Q3 2017	4%	—%
Q4 2017 or later	—%	1%
The average age of our mortgage loans receivable was 11.3 and 10.8 years at June 30, 2017 and December 31, 2016, respectively. Approximately 35% and 36% of the Company’s mortgage loans receivable were concentrated in California at June 30, 2017 and December 31, 2016, respectively. No other state had concentrations of mortgage loans that represented 10% or more of the Company’s mortgage loans receivable at June 30, 2017 and December 31, 2016.
Delinquent Loans
The following table shows total loans receivable by delinquency category at June 30, 2017 and December 31, 2016 (dollars in millions):

	Current	30-89 Days Delinquent	90-179 Days Delinquent	180+ Days Delinquent	Total
June 30, 2017
One- to four-family	$1,488	$62	$28	$81	$1,659
Home equity	1,192	37	18	40	1,287
Consumer	208	4	—	—	212
Total loans receivable	$2,888	$103	$46	$121	$3,158
December 31, 2016
One- to four-family	$1,774	$67	$23	$86	$1,950
Home equity	1,442	43	18	53	1,556
Consumer	245	4	1	—	250
Total loans receivable	$3,461	$114	$42	$139	$3,756
One- to four-family loans are generally secured in a first lien position by real estate assets, reducing the potential loss when compared to an unsecured loan. Home equity loans are generally secured by real estate assets; however, the majority of these loans are secured in a second lien position, which substantially increases the potential loss when compared to a first lien position. The loss severity of our second lien home equity loans was approximately 85% for a trailing twelve-month period as of June 30, 2017.

E*TRADE | Q2 2017 10-Q	68

Nonperforming Loans
The following table shows the comparative data for nonperforming loans at June 30, 2017 and December 31, 2016 (dollars in millions):

	June 30,	December 31,
	2017	2016
One- to four-family	$205	$215
Home equity	116	136
Consumer	—	1
Total nonperforming loans receivable	$321	$352
At June 30, 2017 and December 31, 2016, the Company held $29 million and $35 million, respectively, of real estate owned that were acquired through foreclosure or through a deed in lieu of foreclosure or similar legal agreement. The Company held $102 million and $112 million of loans for which formal foreclosure proceedings were in process at June 30, 2017 and December 31, 2016, respectively.

E*TRADE | Q2 2017 10-Q	69

Allowance for Loan Losses
The following table provides a roll forward by loan portfolio of the allowance for loan losses for the three and six months ended June 30, 2017 and 2016 (dollars in millions):

	Three Months Ended June 30, 2017
	One- to Four-Family	Home Equity	Consumer	Total
Allowance for loan losses, beginning of period	$46	$162	$5	$213
Provision (benefit) for loan losses	(18)	(81)	—	(99)
Charge-offs	—	(5)	(1)	(6)
Recoveries	1	6	1	8
Net (charge-offs) recoveries	1	1	—	2
Allowance for loan losses, end of period	$29	$82	$5	$116

	Three Months Ended June 30, 2016
	One- to Four-Family	Home Equity	Consumer	Total
Allowance for loan losses, beginning of period	$49	$267	$6	$322
Provision (benefit) for loan losses	(8)	(28)	1	(35)
Charge-offs	—	(4)	(2)	(6)
Recoveries	1	10	1	12
Net (charge-offs) recoveries	1	6	(1)	6
Allowance for loan losses, end of period	$42	$245	$6	$293

	Six Months Ended June 30, 2017
	One- to Four-Family	Home Equity	Consumer	Total
Allowance for loan losses, beginning of period	$45	$171	$5	$221
Provision (benefit) for loan losses	(18)	(96)	1	(113)
Charge-offs	—	(5)	(3)	(8)
Recoveries	2	12	2	16
Net (charge-offs) recoveries	2	7	(1)	8
Allowance for loan losses, end of period	$29	$82	$5	$116

	Six Months Ended June 30, 2016
	One- to Four-Family	Home Equity	Consumer	Total
Allowance for loan losses, beginning of period	$40	$307	$6	$353
Provision (benefit) for loan losses	—	(70)	1	(69)
Charge-offs	(1)	(9)	(4)	(14)
Recoveries	3	17	3	23
Net (charge-offs) recoveries	2	8	(1)	9
Allowance for loan losses, end of period	$42	$245	$6	$293

E*TRADE | Q2 2017 10-Q	70

During the three months ended June 30, 2017, the Company refined the default assumptions in the quantitative allowance methodology based on the sustained outperformance of converted mortgage loans that had been amortizing for 12 months or longer. This refinement resulted in approximately $70 million of benefit to the provision for loan losses during the second quarter of 2017. In order to refine the default assumptions around the remaining population that had not yet started amortizing or that had not reached 12 months post conversion, the Company evaluated whether the credit quality and performance of these loans was consistent with the seasoned amortizing portfolio. The Company determined that FICO scores, LTV/CLTVs and delinquency rates were comparable to the seasoned portfolio, and therefore applied the refined default assumptions to this remaining population. The current period benefit also reflected recoveries in excess of prior estimates, including recoveries of previous charge-offs.
Impaired Loans—Troubled Debt Restructurings
The following table shows a summary of the Company’s recorded investment in TDRs that were on accrual and nonaccrual status, further disaggregated by delinquency status, in addition to the recorded investment in TDRs at June 30, 2017 and December 31, 2016 (dollars in millions):

		Nonaccrual TDRs
	Accrual TDRs(1)	Current(2)	30-89 Days Delinquent	90-179 Days Delinquent	180+ Days Delinquent	Total Recorded Investment in TDRs (3)(4)
June 30, 2017
One- to four-family	$88	$80	$15	$9	$33	$225
Home equity	111	38	9	4	16	178
Total	$199	$118	$24	$13	$49	$403
December 31, 2016
One- to four-family	$97	$90	$16	$8	$35	$246
Home equity	119	41	10	4	21	195
Total	$216	$131	$26	$12	$56	$441

(1)	Represents loans modified as TDRs that are current and have made six or more consecutive payments.

(2)	Represents loans modified as TDRs that are current but have not yet made six consecutive payments, bankruptcy loans and certain junior lien TDRs that have a delinquent senior lien.

(3)
The unpaid principal balance in one- to four-family TDRs was $223 million and $243 million at June 30, 2017 and December 31, 2016, respectively. For home equity loans, the recorded investment in TDRs represents the unpaid principal balance.

(4)
Total recorded investment in TDRs at June 30, 2017 consisted of $295 million of loans modified as TDRs and $108 million of loans that have been charged off due to bankruptcy notification. Total recorded investment in TDRs at December 31, 2016 consisted of $316 million of loans modified as TDRs and $125 million of loans that have been charged off due to bankruptcy notification.

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

E*TRADE | Q2 2017 10-Q	71

The following table shows the average recorded investment and interest income recognized both on a cash and accrual basis for the Company’s TDRs during the three and six months ended June 30, 2017 and 2016 (dollars in millions):

	Average Recorded Investment		Interest Income Recognized
	Three Months Ended June 30,		Three Months Ended June 30,
	2017	2016	2017	2016
One- to four-family	$231	$278	$2	$3
Home equity	184	206	4	4
Total	$415	$484	$6	$7

	Average Recorded Investment		Interest Income Recognized
	Six Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
One- to four-family	$236	$280	$5	$5
Home equity	188	206	8	8
Total	$424	$486	$13	$13
The following table shows detailed information related to the Company’s TDRs and specific valuation allowances at June 30, 2017 and December 31, 2016 (dollars in millions):

	June 30, 2017			December 31, 2016
	Recorded Investment in TDRs	Specific Valuation Allowance	Net Investment in TDRs	Recorded Investment in TDRs	Specific Valuation Allowance	Net Investment in TDRs
With a recorded allowance:
One- to four-family	$57	$7	$50	$61	$7	$54
Home equity	$95	$38	$57	$111	$51	$60
Without a recorded allowance:(1)
One- to four-family	$168	$—	$168	$185	$—	$185
Home equity	$83	$—	$83	$84	$—	$84
Total:
One- to four-family	$225	$7	$218	$246	$7	$239
Home equity	$178	$38	$140	$195	$51	$144

(1)	Represents loans where the discounted cash flow analysis or collateral value is equal to or exceeds the recorded investment in the loan.

E*TRADE | Q2 2017 10-Q	72

The following tables provide the number of loans and post-modification balances immediately after being modified by major class during the three and six months ended June 30, 2017 and 2016 (dollars in millions):

	Three Months Ended June 30, 2017
		Interest Rate Reduction
	Number of Loans	Re-age/ Extension/ Interest Capitalization	Other with Interest Rate Reduction	Other(1)	Total
One- to four-family	4	$1	$—	$1	$2
Home equity	53	2	1	1	4
Total	57	$3	$1	$2	$6

	Three Months Ended June 30, 2016
		Interest Rate Reduction
	Number of Loans	Re-age/ Extension/ Interest Capitalization	Other with Interest Rate Reduction	Other(1)	Total
One- to four-family	7	$2	$—	$1	$3
Home equity	164	3	2	6	11
Total	171	$5	$2	$7	$14

	Six Months Ended June 30, 2017
		Interest Rate Reduction
	Number of Loans	Re-age/ Extension/ Interest Capitalization	Other with Interest Rate Reduction	Other(1)	Total
One- to four-family	12	$3	$—	$1	$4
Home equity	214	5	1	9	15
Total	226	$8	$1	$10	$19

	Six Months Ended June 30, 2016
		Interest Rate Reduction
	Number of Loans	Re-age/ Extension/ Interest Capitalization	Other with Interest Rate Reduction	Other(1)	Total
One- to four-family	21	$6	$—	$2	$8
Home equity	357	5	3	18	26
Total	378	$11	$3	$20	$34

(1)	Amounts represent loans whose terms were modified in a manner that did not result in an interest rate reduction, including re-aged loans, extensions, and loans with capitalized interest.

E*TRADE | Q2 2017 10-Q	73

NOTE 7—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The Company enters into derivative transactions primarily to protect against interest rate risk on the value of certain assets. Each derivative instrument is recorded on the consolidated balance sheet at fair value as a freestanding asset or liability. The following table summarizes the fair value of derivatives as reported in the consolidated balance sheet at June 30, 2017 and December 31, 2016 (dollars in millions):

		Fair Value(1)
	Notional	Asset(2)	Liability(3)	Net(4)
June 30, 2017
Interest rate contracts:
Fair value hedges	$6,565	$90	$(38)	$52
Total derivatives designated as hedging instruments(5)	$6,565	$90	$(38)	$52
December 31, 2016
Interest rate contracts:
Fair value hedges	$3,862	$165	$(31)	$134
Total derivatives designated as hedging instruments(5)	$3,862	$165	$(31)	$134

(1)
At June 30, 2017, excludes derivative assets and liabilities of $13 million and $20 million, respectively, that were executed through a central clearing organization and were settled by variation margin payments. See Note 4—Offsetting Assets and Liabilities for additional information.

(2)	Reflected in the other assets line item on the consolidated balance sheet.

(3)	Reflected in the other liabilities line item on the consolidated balance sheet.

(4)	Represents net fair value of derivative instruments for disclosure purposes only.

(5)	All derivatives were designated as hedging instruments at June 30, 2017 and December 31, 2016.
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

E*TRADE | Q2 2017 10-Q	74

The following table summarizes the effect of interest rate contracts designated as fair value hedges and related hedged items on the consolidated statement of income for the three and six months ended June 30, 2017 and 2016 (dollars in millions):

	Three Months Ended June 30,
	2017			2016
	Hedging Instrument	Hedged Item	Hedge Ineffectiveness(1)	Hedging Instrument	Hedged Item	Hedge Ineffectiveness(1)
Agency debentures	$(17)	$17	$—	$(43)	$42	$(1)
Agency mortgage-backed securities	(46)	44	(2)	(45)	44	(1)
Total gains (losses) included in earnings	$(63)	$61	$(2)	$(88)	$86	$(2)

	Six Months Ended June 30,
	2017			2016
	Hedging Instrument	Hedged Item	Hedge Ineffectiveness(1)	Hedging Instrument	Hedged Item	Hedge Ineffectiveness(1)
Agency debentures	$(6)	$6	$—	$(90)	$88	$(2)
Agency mortgage-backed securities	(33)	30	(3)	(114)	112	(2)
Total gains (losses) included in earnings	$(39)	$36	$(3)	$(204)	$200	$(4)

(1)	Reflected in the gains on securities and other, net line item on the consolidated statement of income.
NOTE 8—DEPOSITS
Deposits are summarized as follows (dollars in millions):

	Amount		Weighted-Average Rate
	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Sweep deposits	$34,937	$26,362	0.01%	0.01%
Savings deposits	3,078	3,185	0.01%	0.01%
Other deposits(1)(2)	2,057	2,135	0.03%	0.03%
Total deposits	$40,072	$31,682	0.01%	0.01%

(1)	Includes checking deposits, money market and time deposits.

(2)	As of June 30, 2017 and December 31, 2016, the Company had $184 million and $177 million in non-interest bearing deposits, respectively.

E*TRADE | Q2 2017 10-Q	75

NOTE 9—OTHER BORROWINGS
Other borrowings at June 30, 2017 and December 31, 2016 are summarized as follows (dollars in millions):

	June 30,	December 31,
	2017	2016
Repurchase agreements	$400	$—
FHLB advances	200	—
Total repurchase agreements and FHLB advances	600	—
Trust preferred securities (1)	409	409
Total other borrowings	$1,009	$409

(1)	Trust preferred securities begin maturing in 2031.
External Lines of Credit maintained at E*TRADE Securities
E*TRADE Securities' external liquidity lines total approximately $1.1 billion as of June 30, 2017 and include the following:

•	A 364-day, $450 million senior unsecured committed revolving credit facility with a syndicate of banks, with a maturity date of June 2018

•	Secured committed lines of credit with two unaffiliated banks, aggregating to $175 million, with a maturity date of June 2018

•	Unsecured uncommitted lines of credit with two unaffiliated banks aggregating to $75 million, of which $50 million has a maturity date of June 2018 and the remaining line has no maturity date

•	Secured uncommitted lines of credit with several unaffiliated banks aggregating to $375 million with no maturity date
The revolving credit facility contains maintenance covenants related to E*TRADE Securities' minimum consolidated tangible net worth and regulatory net capital ratio. There were no outstanding balances for these lines at June 30, 2017.

E*TRADE | Q2 2017 10-Q	76

NOTE 10—CORPORATE DEBT
Corporate debt at June 30, 2017 and December 31, 2016 is outlined in the following table (dollars in millions):

	Face Value	Discount	Net
June 30, 2017
Interest-bearing notes:
5 3/8% Notes, due 2022	$540	$(4)	$536
4 5/8% Notes, due 2023	460	(4)	456
Total corporate debt	$1,000	$(8)	$992

December 31, 2016
Interest-bearing notes:
5 3/8% Notes, due 2022	$540	$(5)	$535
4 5/8% Notes, due 2023	460	(4)	456
Total interest-bearing notes	1,000	(9)	991
Non-interest-bearing debt:
0% Convertible debentures, due 2019	3	—	3
Total corporate debt	$1,003	$(9)	$994
Conversions of Convertible Debentures
During the six months ended June 30, 2017, $3 million of the Company’s convertible debentures were converted into 0.3 million shares of common stock.
Credit Facility
On June 23, 2017, we entered into an unsecured committed revolving credit facility with certain lenders, which replaced our previous secured committed revolving credit facility entered into in November 2014 and increased our total borrowing capacity under the facility to $300 million. The Company has the ability to borrow against the credit facility for working capital and general corporate purposes. The unsecured committed revolving credit facility will mature on June 23, 2020. At June 30, 2017, there was no outstanding balance under this revolving credit facility.

E*TRADE | Q2 2017 10-Q	77

NOTE 11—SHAREHOLDERS' EQUITY
The following tables present after-tax changes in each component of accumulated other comprehensive income (loss) for the six months ended June 30, 2017 and 2016 (dollars in millions):

	Available-for-Sale Securities	Foreign Currency Translation	Total
Balance, December 31, 2016	$(139)	$2	$(137)
Other comprehensive income before reclassifications	46	—	46
Amounts reclassified from accumulated other comprehensive loss	(5)	(2)	(7)
Net change	41	(2)	39
Balance, March 31, 2017	$(98)	$—	$(98)
Other comprehensive income before reclassifications	42	—	42
Amounts reclassified from accumulated other comprehensive loss	(6)	—	(6)
Net change	36	—	36
Balance, June 30, 2017	$(62)	$—	$(62)

	Available-for-Sale Securities	Foreign Currency Translation	Total
Balance, December 31, 2015	$(101)	$2	$(99)
Other comprehensive income before reclassifications	94	—	94
Amounts reclassified from accumulated other comprehensive loss	(9)	—	(9)
Net change	85	—	85
Balance, March 31, 2016	$(16)	$2	$(14)
Other comprehensive income before reclassifications	69	—	69
Amounts reclassified from accumulated other comprehensive income	(9)	—	(9)
Net change	60	—	60
Balance, June 30, 2016	$44	$2	$46

E*TRADE | Q2 2017 10-Q	78

The following table presents other comprehensive income activity and the related tax effect for the three and six months ended June 30, 2017 and 2016 (dollars in millions):

	Three Months Ended June 30,
	2017			2016
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
Other comprehensive income
Available-for-sale securities:
Unrealized gains, net	$68	$(26)	$42	$112	$(43)	$69
Reclassification into earnings, net	(10)	4	(6)	(14)	5	(9)
Net change from available-for-sale securities	58	(22)	36	98	(38)	60
Other comprehensive income	$58	$(22)	$36	$98	$(38)	$60

	Six Months Ended June 30,
	2017			2016
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
Other comprehensive income
Available-for-sale securities:
Unrealized gains, net	$144	$(56)	$88	$264	$(101)	$163
Reclassification into earnings, net	(18)	7	(11)	(29)	11	(18)
Net change from available-for-sale securities	126	(49)	77	235	(90)	145
Reclassification of foreign currency translation gains	(2)	—	(2)	—	—	—
Other comprehensive income	$124	$(49)	$75	$235	$(90)	$145
The following table presents the consolidated statement of income line items impacted by reclassifications out of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2017 and 2016 (dollars in millions):

Accumulated Other Comprehensive Income (Loss) Components	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)				Affected Line Items in the Consolidated Statement of Income
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Available-for-sale securities:
	$10	$14	$18	$29	Gains on securities and other, net
	(4)	(5)	(7)	(11)	Income tax expense
	$6	$9	$11	$18	Reclassification into earnings, net

Foreign currency translation:
	$—	$—	$2	$—	Other non-interest expenses
	$—	$—	$2	$—	Reclassification into earnings, net
Preferred Stock Dividends
On February 2, 2017, the Company's Board of Directors declared a dividend of $32.64 per share, or $13 million, to holders of record of the Series A Preferred stock as of February 28, 2017. The dividend was paid

E*TRADE | Q2 2017 10-Q	79

on March 15, 2017. On August 2, 2017, the Company's Board of Directors declared a dividend of $29.38 per share, or $12 million, to holders of record of the Series A Preferred stock as of August 31, 2017. The dividend will be paid on September 15, 2017.
Share Repurchases
On July 20, 2017, the Company announced that its Board of Directors authorized the repurchase of up to $1 billion of shares of its common stock. The timing and exact amount of any common stock repurchases will depend on various factors, including market conditions and the Company's capital position.
NOTE 12—EARNINGS PER SHARE
The following table presents a reconciliation of basic and diluted earnings per common share (in millions, except share data and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Basic:
Net income	$193	$133	$338	$286
Preferred stock dividends	—	—	13	—
Net income available to common shareholders	$193	$133	$325	$286
Basic weighted-average shares outstanding (in thousands)	275,410	277,013	275,167	281,141
Basic earnings per common share	$0.70	$0.48	$1.18	$1.02
Diluted:
Net income	$193	$133	$338	$286
Preferred stock dividends	—	—	13	—
Net income available to common shareholders	$193	$133	$325	$286
Basic weighted-average shares outstanding (in thousands)	275,410	277,013	275,167	281,141
Effect of dilutive securities:
Weighted-average restricted stock and options issued to employees (in thousands)	843	646	1,048	828
Weighted-average convertible debentures (in thousands)	19	319	155	457
Diluted weighted-average shares outstanding (in thousands)	276,272	277,978	276,370	282,426
Diluted earnings per common share	$0.70	$0.48	$1.17	$1.01
For both the three and six months ended June 30, 2017 and 2016, the Company excluded less than 0.1 million of stock options and restricted stock awards and units from the calculations of diluted earnings per share as the effect would have been anti-dilutive.

E*TRADE | Q2 2017 10-Q	80

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
At June 30, 2017 and December 31, 2016, all of the Company’s broker-dealer subsidiaries met minimum net capital requirements. The tables below summarize the minimum capital requirements and excess capital for the Company’s broker-dealer subsidiaries at June 30, 2017 and December 31, 2016 (dollars in millions):

	Required Net Capital	Net Capital	Excess Net Capital
June 30, 2017:
E*TRADE Securities(1)(2)	$181	$1,062	$881
OptionsHouse(3)	1	37	36
Other broker-dealer	—	23	23
Total	$182	$1,122	$940
December 31, 2016:
E*TRADE Securities(1)	$158	$969	$811
OptionsHouse(3)	1	22	21
Other broker-dealer	—	21	21
Total	$159	$1,012	$853

(1)	Elected to use the Alternative method to compute required net capital.

(2)	E*TRADE Securities paid dividends of $120 million to the parent company during the six months ended June 30, 2017.

(3)	Elected to use the Aggregate Indebtedness method to compute net capital; however, as OptionsHouse is an FCM, the prescribed fixed-dollar minimum capital requirement is $1 million.
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

E*TRADE | Q2 2017 10-Q	81

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

	June 30, 2017					December 31, 2016
	Actual		Well Capitalized Minimum Capital		Excess Capital	Actual		Well Capitalized Minimum Capital		Excess Capital
	Amount	Ratio	Amount	Ratio	Amount	Amount	Ratio	Amount	Ratio	Amount
E*TRADE Financial(1)
Tier 1 leverage	$4,045	7.5%	$2,711	5.0%	$1,334	$3,610	7.8%	$2,316	5.0%	$1,294
Common equity Tier 1 capital	$3,775	35.0%	$701	6.5%	$3,074	$3,483	37.0%	$612	6.5%	$2,871
Tier 1 risk-based capital	$4,045	37.5%	$862	8.0%	$3,183	$3,610	38.3%	$754	8.0%	$2,856
Total risk-based capital	$4,575	42.4%	$1,078	10.0%	$3,497	$4,148	44.0%	$942	10.0%	$3,206

	June 30, 2017					December 31, 2016
	Actual		Well Capitalized Minimum Capital		Excess Capital	Actual		Well Capitalized Minimum Capital		Excess Capital
	Amount	Ratio	Amount	Ratio	Amount	Amount	Ratio	Amount	Ratio	Amount
E*TRADE Bank(1)
Tier 1 leverage	$3,453	8.0%	$2,172	5.0%	$1,281	$3,132	8.8%	$1,786	5.0%	$1,346
Common equity Tier 1 capital	$3,453	35.1%	$640	6.5%	$2,813	$3,132	38.3%	$532	6.5%	$2,600
Tier 1 risk-based capital	$3,453	35.1%	$787	8.0%	$2,666	$3,132	38.3%	$655	8.0%	$2,477
Total risk-based capital	$3,569	36.3%	$984	10.0%	$2,585	$3,237	39.5%	$819	10.0%	$2,418

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

E*TRADE | Q2 2017 10-Q	82

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
Litigation Matters
On October 27, 2000, Ajaxo, Inc. (Ajaxo) filed a complaint in the Superior Court for the State of California, County of Santa Clara. Ajaxo sought damages and certain non-monetary relief for the Company’s alleged breach of a non-disclosure agreement with Ajaxo pertaining to certain wireless technology that Ajaxo offered the Company as well as damages and other relief against the Company for their alleged misappropriation of Ajaxo’s trade secrets. Following a jury trial, a judgment was entered in 2003 in favor of Ajaxo against the Company for $1 million for breach of the Ajaxo non-disclosure agreement. Although the jury found in favor of Ajaxo on its claim against the Company for misappropriation of trade secrets, the trial court subsequently denied Ajaxo’s requests for additional damages and relief. On December 21, 2005, the California Court of Appeal affirmed the above-described award against the Company for breach of the nondisclosure agreement but remanded the case to the trial court for the limited purpose of determining what, if any, additional damages Ajaxo may be entitled to as a result of the jury’s previous finding in favor of Ajaxo on its claim against the Company for misappropriation of trade secrets. Although the Company paid Ajaxo the full amount due on the above-described judgment, the case was remanded back to the trial court, and on May 30, 2008, a jury returned a verdict in favor of the Company denying all claims raised and demands for damages against the Company. Following the trial court’s entry of judgment in favor of the Company on September 5, 2008, Ajaxo filed post-trial motions for vacating this entry of judgment and requesting a new trial. The trial court denied these motions. On December 2, 2008, Ajaxo filed a notice of appeal with the Court of Appeal of the State of California for the Sixth District. On August 30, 2010, the Court of Appeal affirmed the trial court’s verdict in part and reversed the verdict in part, remanding the case. The Company petitioned the Supreme Court of California for review of the Court of Appeal decision. On December 16, 2010, the California Supreme Court denied the Company’s petition for review and remanded for further proceedings to the trial court. The testimonial phase of the third trial in this matter concluded on June 12, 2012. By order dated May 28, 2014, the Court determined to conduct a second phase of this bench trial to allow Ajaxo to attempt to prove entitlement to additional royalties. Hearings in phase two of the trial concluded January 8, 2015. In a Judgment and Statement of Decision filed September 16, 2015, the Court denied all claims for royalties by Ajaxo. Ajaxo’s post-trial motions were denied. Ajaxo has appealed to the Court of Appeal, Sixth District. Briefing of this appeal is expected to continue into August 2017. The Company will continue to defend itself vigorously.
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

E*TRADE | Q2 2017 10-Q	83

patent to be “unpatentable.” Droplets has appealed to the Circuit Court of Appeals for the District of Columbia. The opening brief was filed on December 23, 2016 and briefing was completed on July 24, 2017. Oral argument has not yet been scheduled. The Company will continue to defend itself vigorously in this matter.
On April 30, 2013, a putative class action was filed by John Scranton, on behalf of himself and a class of persons similarly situated, against E*TRADE Financial Corporation and E*TRADE Securities in the Superior Court of California, County of Santa Clara, pursuant to the California procedures for a private Attorney General action. The complaint alleged that the Company misrepresented through its website that it would always automatically exercise options that were in-the-money by $0.01 or more on expiration date. The plaintiffs allege violations of the California Unfair Competition Law, the California Consumer Remedies Act, fraud, misrepresentation, negligent misrepresentation and breach of fiduciary duty and plaintiffs seek unspecified damages. The case has been deemed complex within the meaning of the California Rules of Court, and a case management conference was held on September 13, 2013. The Company’s demurrer and motion to strike the complaint were granted by order dated December 20, 2013. The Court granted leave to amend the complaint. A second amended complaint was filed on January 31, 2014. On March 11, 2014, the Company moved to strike and for a demurrer to the second amended complaint. On October 20, 2014, the Court sustained the Company's demurrer, dismissing four counts of the second amended complaint with prejudice and two counts without prejudice. The plaintiffs filed a third amended complaint on November 10, 2014. The Company filed a third demurrer and motion to strike on December 12, 2014. By order dated March 18, 2015, the Superior Court entered a final order sustaining the Company's demurrer on all remaining claims with prejudice. Final judgment was entered in the Company's favor on April 8, 2015. The plaintiff filed a Notice of Appeal on April 27, 2015. The briefing is complete but oral argument has not yet been scheduled. The Company will continue to defend itself vigorously in this matter.
On March 26, 2015, a putative class action was filed in the U.S. District Court for the Northern District of California by Ty Rayner, on behalf of himself and all others similarly situated, naming E*TRADE Financial Corporation and E*TRADE Securities as defendants. The complaint alleges that E*TRADE breached a fiduciary duty and unjustly enriched itself in connection with the routing of its customers’ orders to various market-makers and exchanges. Plaintiff seeks unspecified damages, declaratory relief, restitution, disgorgement of payments received by the Company, and attorneys’ fees. On July 23, 2016, a putative class action was filed in the U.S. District Court for the Southern District of New York by Craig L. Schwab, on behalf of himself and others similarly situated, naming E*TRADE Financial Corporation, E*TRADE Securities LLC, and former Company executives as defendants. The complaint alleges that E*TRADE violated federal securities laws in connection with the routing of its customers’ orders to various market-makers and exchanges. Plaintiff seeks unspecified damages, declaratory relief, restitution, disgorgement of payments received by the Company, and attorneys’ fees. By stipulation, the Rayner case has been consolidated with the Schwab case and both matters are now venued in the Southern District of New York. E*TRADE has moved to dismiss the complaint in Rayner. On April 2, 2017, the District Court dismissed the complaint in Rayner. On May 5, 2017, plaintiffs in Rayner appealed. E*TRADE moved to dismiss the Schwab case on January 11, 2017; and in response, the Schwab plaintiffs submitted an amended Complaint on February 10, 2017. The amended Schwab complaint asserts only two claims: violation of Section 10(b) of the Exchange Act by E*TRADE Securities LLC and E*TRADE Financial Corporation; and violation of Section 20(a) of the Exchange Act by E*TRADE's two most recent chief executive officers. On July 10, the Court dismissed the Schwab claims without prejudice. The Company will continue to defend itself vigorously in these matters.

E*TRADE | Q2 2017 10-Q	84

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
The Company’s equity method, cost method and other investments are generally limited liability investments in partnerships, companies and other similar entities, including tax credit partnerships and community development entities, which are not required to be consolidated. The Company had $84 million in unfunded commitments with respect to these investments at June 30, 2017.
At June 30, 2017, the Company had approximately $22 million of certificates of deposit scheduled to mature in less than one year and approximately $5 million of unfunded commitments to extend credit.

E*TRADE | Q2 2017 10-Q	85

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
During the 30-year period prior to the redemption of the TRUPs, ETBH guarantees the accrued and unpaid distributions on these securities, as well as the redemption price of the securities and certain costs that may be incurred in liquidating, terminating or dissolving the trusts (all of which would otherwise be payable by the trusts). At June 30, 2017, management estimated that the maximum potential liability under this arrangement, including the current carrying value of the trusts, was equal to approximately $416 million or the total face value of these securities plus accrued interest payable, which may be unpaid at the termination of the trust arrangement.

E*TRADE | Q2 2017 10-Q	86

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

(b)
There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2017, identified in connection with management's evaluation required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

E*TRADE | Q2 2017 10-Q	87

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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The table below shows the timing and impact of our share repurchase program, if applicable, and the shares withheld from employees to satisfy tax withholding obligations during the three months ended June 30, 2017 (dollars in millions, except share data and per share amounts):

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of the Publicly Announced Plan(3)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan(3)
April 1, 2017 - April 30, 2017	2,428	$34.08	—	$—
May 1, 2017 - May 31, 2017	1,412	$35.02	—	$—
June 1, 2017 - June 30, 2017	6,847	$35.14	—	$—
Total	10,687	$34.88	—

(1)	The 10,687 shares purchased during the three months ended June 30, 2017 were withheld from employees to satisfy tax withholding obligations associated with restricted shares.

(2)	Excludes commission paid, if any.

(3)
On July 20, 2017, the Company announced that its Board of Directors authorized the repurchase of up to $1 billion of shares of its common stock. The timing and exact amount of any common stock repurchases will depend on various factors, including market conditions and the Company's capital position.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.     MINE SAFETY DISCLOSURES
Not applicable.

E*TRADE | Q2 2017 10-Q	88

ITEM 5.    OTHER INFORMATION
None.
ITEM 6.    EXHIBITS

Exhibit Number	Description

3.1
Amended and Restated Bylaws of E*TRADE Financial Corporation, effective as of June 14, 2017 (incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K filed on June 20, 2017).

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

E*TRADE | Q2 2017 10-Q	89

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: August 3, 2017

E*TRADE Financial Corporation (Registrant)

By	/S/ KARL A. ROESSNER
Karl A. Roessner
Chief Executive Officer
(Principal Executive Officer)

By	/S/ MICHAEL A. PIZZI
Michael A. Pizzi
Chief Financial Officer
(Principal Financial Officer)

By	/S/ BRENT B. SIMONICH
Brent B. Simonich
Corporate Controller
(Principal Accounting Officer)

E*TRADE | Q2 2017 10-Q	90