Form 10-Q
period 2017-09-30
E TRADE FINANCIAL CORP
filed 2017-11-02
CIK 1015780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017

Commission File Number 1-11921
 ________________________________
ETRADE Financial Corporation
(Exact Name of Registrant as Specified in its Charter)
______________________________________________

Delaware	94-2844166
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
11 Times Square, 32nd Floor, New York, New York 10036
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
As of October 31, 2017, there were 269,659,766 shares of common stock outstanding.

E*TRADE FINANCIAL CORPORATION
FORM 10-Q QUARTERLY REPORT
For the Quarter Ended September 30, 2017

E*TRADE | Q3 2017 10-Q	i

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

E*TRADE | Q3 2017 10-Q	ii

PART I

FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. These statements discuss, among other things, our future plans, objectives, outlook, strategies, expectations and intentions relating to our business and future financial and operating results and the assumptions that underlie these matters and include statements regarding the Company's proposed transaction with Trust Company of America (TCA) and its benefits and timing, our business strategy, objectives and vision; our plans and ability to deliver new products and solutions; our ability to improve client acquisition and deepen relationships with existing clients; our ability to effectively monetize brokerage relationships by investing in agency mortgage-backed securities; our capital plan initiatives, the expected balance sheet size, any balance sheet growth and the incremental regulatory and reporting requirements that our balance sheet size and growth may require; our plans to run off our legacy mortgage and consumer loan portfolio; repurchases of our common stock, payment of dividends on our preferred stock; our ability to maintain required regulatory capital ratios; our plans for the payment of dividends from our subsidiaries to our parent company; proposed issuance of preferred stock and the expected financing of the proposed transaction; our target liquidity positions; our ability to identify and manage risks appropriately; and any other statement that is not historical in nature. These statements may be identified by the use of words such as "assume," "expect," "believe," "may," "will," "should," "anticipate," "intend," "plan," "estimate," "continue" and similar expressions. We caution that actual results could differ materially from those discussed in these forward-looking statements. Important factors that could contribute to our actual results differing materially from any forward-looking statements include, but are not limited to, the closing of the proposed transaction with TCA may not occur or may be delayed, regulatory risks associated with the transaction, unanticipated restructuring costs which may be incurred or undisclosed liabilities assumed, attempts to retain key TCA personnel may not succeed, expected synergies and other financial benefits may not be realized or integration plans may not be implemented as anticipated; changes in business, economic or political condition; performance, volume and volatility in the equity and capital markets; fluctuations in interest rates; customer demand for financial products and services; increased competition; cyber security threats, potential system disruptions and other security breaches; our ability to participate in consolidation opportunities in our industry; our ability to service our corporate debt; changes in government regulation or actions by our regulators; our ability to move capital to our parent company from our subsidiaries; adverse developments in litigation or regulatory matters; the timing and duration of, and the amount of shares repurchased and amount of cash expended in connection with, the share repurchase program; the availability, timing and size of any preferred stock issuance; and other factors discussed under Part II. Item 1A. Risk Factors and Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q; and Part I. Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission (SEC), which are incorporated herein by reference. By their nature forward-looking statements are not guarantees of future performance or results and are subject to risks, uncertainties and assumptions that are difficult to predict or quantify. Actual future results may vary materially from expectations expressed or implied in this report or any of our prior communications. The forward-looking statements contained in this report reflect our expectations only as of the date of this report. You should not place undue reliance on forward-looking statements, as we do not undertake to update or revise forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statements were made, except as required by law.

E*TRADE | Q3 2017 10-Q	1

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

E*TRADE | Q3 2017 10-Q	2

payables, corporate debt and other borrowings. Net interest income is also earned on our legacy mortgage and consumer loan portfolio which we expect to continue to run off in future periods. Commissions revenue is generated by customer trades and is largely impacted by trade volume and commission rates. Fees and service charges revenue is mainly impacted by order flow revenue, fees earned on off-balance sheet customer cash and other assets, and advisor management fees. Our net revenue is offset by non-interest expenses, the largest of which are compensation and benefits and advertising and market development.
Significant Events in the Third Quarter of 2017
Announced Trust Company of America acquisition
On October 19, 2017, we announced an agreement to acquire Trust Company of America, Inc. (TCA), a leading provider of technology solutions and custody services to the registered investment adviser market, for $275 million in cash. We anticipate funding the transaction through the issuance of non-cumulative perpetual preferred stock. The acquisition is expected to close in the second quarter of 2018, subject to customary closing conditions and regulatory approvals.
Completed OptionsHouse integration
In August 2017, we completed the integration of Aperture, LLC (dba OptionsHouse), which was acquired by the Company in 2016. Completion of the integration included the rollout of OptionsHouse features and functionality through E*TRADE.com and the transfer of retail brokerage accounts and customer-related balances of OptionsHouse to E*TRADE Securities LLC (E*TRADE Securities). Futures accounts and balances of E*TRADE Securities were transferred to E*TRADE Futures LLC (formerly known as Aperture, LLC).
Issued $1 billion of senior notes and redeemed higher cost corporate debt
We issued $600 million of 2.95% Senior Notes and $400 million of 3.80% Senior Notes and used the net proceeds, along with existing corporate cash, to redeem our outstanding $540 million of 5.375% Senior Notes and $460 million of 4.625% Senior Notes, resulting in a $58 million loss on early extinguishment of debt. This transaction reduces our annual corporate debt service costs from $50 million to $33 million.
Repurchased 4.6 million shares of our common stock
We continue to execute on our stock repurchase plan, under which the Board of Directors has authorized a $1 billion repurchase of shares of our common stock. During the three months ended September 30, 2017, the Company repurchased 4.6 million shares of common stock at an average price of $40.64 for a total of $187 million. As of September 30, 2017, $813 million remained available for additional repurchases. As of October 31, 2017, we have subsequently repurchased an additional 1.0 million shares of common stock at an average price of $43.53.

E*TRADE | Q3 2017 10-Q	3

Key Performance Metrics
Management monitors a number of customer activity and company metrics to evaluate the Company’s performance. The most significant of these are displayed below along with the percentage variance for the three months ended September 30, 2017 from the same period in 2016, where applicable, and includes OptionsHouse from the September 12, 2016 acquisition date.
Customer Activity Metrics:

E*TRADE | Q3 2017 10-Q	4

E*TRADE | Q3 2017 10-Q	5

Daily Average Revenue Trades (DARTs) is the predominant driver of commissions revenue from our customers. DARTs were 205,763 and 207,065 for the three and nine months ended September 30, 2017, respectively, compared to 151,905 and 156,368 for the same periods in 2016.
Derivative DARTs percentage is the mix of options and futures as a component of total DARTs and is a key driver of commissions revenue. Derivative DARTs represented 32% and 31% of total DARTs for the three and nine months ended September 30, 2017, respectively, compared to 26% and 25% for the same periods in 2016.
Average commission per trade is an indicator of changes in our customer mix, product mix and/or product pricing. Average commission per trade was $7.76 and $8.54 for the three and nine months ended September 30, 2017, respectively, compared to $10.97 and $10.81 for the same periods in 2016. Average commission per trade for the three and nine months ended September 30, 2017 was impacted by our reduced commission rates for equity and options trades effective March 13, 2017, which were as follows:

•	Stock, options and exchange-traded fund (ETF) trade commissions reduced to $6.95 from $9.99

•	For active traders, commissions reduced to $4.95 from $7.99 and options charges reduced to $0.50 per contract from $0.75; trades required for active trader tier reduced to 30 per quarter from 150
Customer margin balances represents credit extended to customers to finance their purchases of securities by borrowing against securities they own and is a key driver of net interest income. Customer margin balances were $8.5 billion and $6.8 billion at September 30, 2017 and 2016, respectively. Customer margin for periods prior to September 30, 2017, includes OptionsHouse balances which were held by a third party clearing firm. In connection with the integration of OptionsHouse, $0.4 billion of customer margin held by the third party clearing firm was transferred to our balance sheet and is reflected as margin receivables at September 30, 2017.
Managed products represents customer assets in our Managed Investment Portfolio, Unified Managed Account, Adaptive Portfolio, and Fixed Income Separately Managed Account products. Managed products are a driver of fees and service charges revenue. Managed products were $4.9 billion and $3.7 billion at September 30, 2017 and 2016, respectively.
End of period brokerage accounts, net new brokerage accounts and brokerage account attrition rate are indicators of our ability to attract and retain brokerage customers. End of period brokerage accounts were 3.6 million and 3.4 million at September 30, 2017 and 2016, respectively. Net new brokerage accounts were 26,225 and 125,711 for the three and nine months ended September 30, 2017, respectively, and 161,885 and 225,434 for the same periods in 2016. Our annualized brokerage account attrition rate was 8.9% and 9.1% for the three and nine months ended September 30, 2017, respectively, compared to 8.0% and 8.1% for the same periods in 2016. During the three and nine months ended September 30, 2017, our annualized net new brokerage account growth rate was 2.9% and 4.8% respectively, compared to 1.7% and 3.2% for the same periods in 2016. End of period brokerage accounts and net new brokerage accounts for the three months ended September 30, 2016 include 147,761 accounts from the OptionsHouse acquisition.
Customer assets is an indicator of the value of our relationship with the customer. An increase generally indicates that the use of our products and services by existing and new customers is expanding. Changes in this metric are also driven by changes in the valuations of our customers' underlying securities. Customer assets were $365.3 billion and $306.8 billion at September 30, 2017 and 2016, respectively.
Net new brokerage assets is total inflows to new and existing brokerage accounts less total outflows from closed and existing brokerage accounts. The net new brokerage assets metric is a general indicator of the use of our products and services by new and existing brokerage customers. Net new brokerage assets were $2.2 billion and $9.0 billion for the three and nine months ended September 30, 2017, respectively, compared to $5.4 billion and $9.9 billion for the same periods in 2016. During the three and nine months ended September 30, 2017, our annualized net new brokerage asset growth rate was 2.9% and 4.4%, respectively, compared to 2.7% and 3.4% for the same periods in 2016. Net new brokerage assets for the three months ended September 30, 2016 includes $3.7 billion from the OptionsHouse acquisition.

E*TRADE | Q3 2017 10-Q	6

Brokerage related cash is an indicator of the level of engagement with our brokerage customers and is a key driver of net interest income as well as fees and service charges revenue, which includes fees earned on customer cash held by third parties. Brokerage related cash was $52.3 billion and $48.3 billion at September 30, 2017 and 2016, respectively.
Company Metrics:

E*TRADE | Q3 2017 10-Q	7

Operating margin is the percentage of net revenue that results in income before income taxes and is an indicator of the Company's profitability. Operating margin was 37% and 44% for the three and nine months ended September 30, 2017, respectively, compared to 46% and 44% for the same periods in 2016.
Adjusted operating margin is a non-GAAP measure that provides useful information about our ongoing operating performance by excluding the provision (benefit) for loan losses and losses on early extinguishment of debt, which are not viewed as key factors governing our investment in the business and are excluded by management when evaluating operating margin performance. Adjusted operating margin was 42% and 39% for the three and nine months ended September 30, 2017, respectively, compared to 34% and 35% for the same periods in 2016. See Earnings Overview for a reconciliation of this non-GAAP measure to the most directly comparable GAAP measure.
Corporate cash, a non-GAAP measure, is a component of cash and equivalents and represents the primary source of capital above and beyond the capital deployed in our regulated subsidiaries. Corporate cash was $309 million and $306 million at September 30, 2017 and 2016, respectively, while cash and equivalents was $896 million and $1.5 billion for the same periods. See Liquidity and Capital Resources for a reconciliation of corporate cash to cash and equivalents.
Tier 1 leverage ratio is an indicator of capital adequacy for E*TRADE Financial and E*TRADE Bank. Tier 1 leverage ratio is Tier 1 capital divided by adjusted average assets for leverage capital purposes. E*TRADE Financial's Tier 1 leverage ratio was 7.2% and 7.3% at September 30, 2017 and 2016, respectively. E*TRADE Bank's Tier 1 leverage ratio was 7.7% and 8.5% at September 30, 2017 and 2016, respectively. See Liquidity and Capital Resources for additional information, including the calculation of regulatory capital ratios.
Allowance for loan losses is an estimate of probable losses inherent in the loan portfolio as of the balance sheet date, as well as the forecasted losses, including economic concessions to borrowers, over the estimated remaining life of loans modified as troubled debt restructurings (TDRs). Allowance for loan losses was $94 million and $235 million at September 30, 2017 and 2016, respectively.
Interest-earning assets, along with net interest margin, is an indicator of our ability to generate net interest income. Average interest-earning assets were $54.8 billion and $51.8 billion for the three and nine months ended September 30, 2017, respectively, compared to $44.5 billion and $42.9 billion for the same periods in 2016.
Net interest margin is a measure of the net yield on our average interest-earning assets. Net interest margin is calculated for a given period by dividing the annualized sum of net interest income by average interest-earning assets. Net interest margin was 2.85% and 2.74% for the three and nine months ended September 30, 2017, respectively, compared to 2.59% and 2.67% for the same periods in 2016.
Total employees were 3,584 and 3,655 at September 30, 2017 and 2016, respectively.

E*TRADE | Q3 2017 10-Q	8

Regulatory Developments
In April 2016, the U.S. Department of Labor published its final fiduciary regulations under the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code of 1986. Certain aspects of these regulations began to take effect in June 2017. These regulations generally subject particular persons, such as broker-dealers and other financial advisers providing investment advice to individual retirement accounts and other qualified retirement plans and accounts, to fiduciary duties and additional regulatory restrictions for a wider range of customer interactions. The remaining aspects of these regulations are currently scheduled to take effect on January 1, 2018. During this transition period, the Department of Labor indicated in Field Assistance Bulletin 2017-02 issued in May 2017, that it will not take enforcement actions against impacted parties that are in reasonable compliance with the regulations. The Company is in the process of implementing the remaining applicable components for compliance.
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

E*TRADE | Q3 2017 10-Q	9

EARNINGS OVERVIEW
We generated net income of $147 million and $485 million on total net revenue of $599 million and $1.7 billion for the three and nine months ended September 30, 2017, respectively. The following chart provides a reconciliation of net income for the three months ended September 30, 2016 to net income for the three months ended September 30, 2017 (dollars in millions):

(1)	Total non-interest expense increased $82 million for the periods presented which includes $58 million of losses on early extinguishment of debt.

E*TRADE | Q3 2017 10-Q	10

The significant components of the consolidated statement of income are as follows (dollars in millions except per share amounts):

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
			2017 vs. 2016				2017 vs. 2016
	2017	2016	Amount	%	2017	2016	Amount	%
Net interest income	$391	$287	$104	36%	$1,066	$860	$206	24%
Total non-interest income	208	199	9	5%	663	572	91	16%
Total net revenue	599	486	113	23%	1,729	1,432	297	21%
Provision (benefit) for loan losses	(29)	(62)	33	(53)%	(142)	(131)	(11)	8%
Total non-interest expense	405	323	82	25%	1,106	930	176	19%
Income before income tax expense	223	225	(2)	(1)%	765	633	132	21%
Income tax expense	76	86	(10)	(12)%	280	208	72	35%
Net income	$147	$139	$8	6%	$485	$425	$60	14%
Preferred stock dividends	12	—	12	100%	25	—	25	100%
Net income available to common shareholders	$135	$139	$(4)	(3)%	$460	$425	$35	8%
Diluted earnings per common share	$0.49	$0.51	$(0.02)	(4)%	$1.67	$1.52	$0.15	10%

Net income increased 6% to $147 million and 14% to $485 million for the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016. Net income available to common shareholders was $135 million and $460 million for the three and nine months ended September 30, 2017, respectively, which reflects payments of $12 million and $25 million in preferred stock dividends, respectively, compared to net income available to common shareholders of $139 million and $425 million during the same periods in 2016. The increase in net income for both periods in 2017 was driven by higher interest income due to a larger balance sheet and higher interest rates, as well as higher fees and service charges revenue. We recognized a benefit for loan losses of $29 million and $142 million for the three and nine months ended September 30, 2017, respectively, compared to $62 million and $131 million for the same periods in 2016. Net income for the three and nine months ended September 30, 2017 also included $11 million and $27 million, respectively, of pre-tax costs primarily incurred in connection with the OptionsHouse integration and preparation for the incremental regulatory and reporting requirements that our balance sheet growth requires, as well as pre-tax losses on early extinguishment of debt of $58 million. Non-interest expense for the three and nine months ended September 30, 2017 also included higher advertising and market development expenses driven by our new advertising campaign, as well as increased communications expense. These expenses were partially offset by lower restructuring and acquisition-related activities and an income tax benefit related to the revaluation of certain net state deferred tax assets. Net income for the nine months ended September 30, 2016 included an income tax benefit related to the release of a valuation allowance against certain state deferred tax assets.

E*TRADE | Q3 2017 10-Q	11

Net Revenue
The components of net revenue and the resulting variances are as follows (dollars in millions):

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
			2017 vs. 2016				2017 vs. 2016
	2017	2016	Amount	%	2017	2016	Amount	%
Net interest income	$391	$287	$104	36%	$1,066	$860	$206	24%
Commissions	100	107	(7)	(7)%	332	320	12	4%
Fees and service charges	92	68	24	35%	276	188	88	47%
Gains on securities and other, net	6	14	(8)	(57)%	23	34	(11)	(32)%
Other revenue	10	10	—	—%	32	30	2	7%
Total non-interest income	208	199	9	5%	663	572	91	16%
Total net revenue	$599	$486	$113	23%	$1,729	$1,432	$297	21%
Net Interest Income
Net interest income increased 36% to $391 million and 24% to $1.1 billion for the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016. Net interest income is earned primarily through investment securities, margin receivables and our legacy mortgage and consumer loan portfolio, offset by funding costs.

E*TRADE | Q3 2017 10-Q	12

The following table presents average balance sheet data and interest income and expense data, as well as the related net interest margin, yields and rates prepared on the basis required by the SEC’s Industry Guide 3, "Statistical Disclosure by Bank Holding Companies" (dollars in millions):

	Three Months Ended September 30,
	2017			2016
	Average Balance	Interest Inc./Exp.	Average Yield/ Cost	Average Balance	Interest Inc./Exp.	Average Yield/ Cost
Cash and equivalents	$905	$2	1.06%	$1,989	$2	0.42%
Cash required to be segregated under federal or other regulations	759	3	1.26%	1,885	2	0.33%
Available-for-sale securities	19,064	102	2.13%	13,301	66	1.99%
Held-to-maturity securities	22,162	153	2.77%	15,937	109	2.73%
Margin receivables	8,096	87	4.26%	6,479	60	3.68%
Loans (1)	3,024	37	4.95%	4,202	46	4.44%
Broker-related receivables and other	829	1	0.45%	696	—	0.13%
Subtotal interest-earning assets	54,839	385	2.80%	44,489	285	2.56%
Other interest revenue (2)	—	28		—	24
Total interest-earning assets	54,839	413	3.01%	44,489	309	2.77%
Total non-interest-earning assets (3)	4,952			4,793
Total assets	$59,791			$49,282

Deposits	$40,758	$1	0.01%	$32,285	$1	0.01%
Customer payables	8,463	1	0.06%	7,592	2	0.06%
Broker-related payables and other	1,301	—	0.00%	1,258	—	0.00%
Other borrowings	831	6	2.91%	409	4	4.15%
Corporate debt	1,002	12	4.64%	993	13	5.40%
Subtotal interest-bearing liabilities	52,355	20	0.15%	42,537	20	0.19%
Other interest expense (4)	—	2		—	2
Total interest-bearing liabilities	52,355	22	0.17%	42,537	22	0.20%
Total non-interest-bearing liabilities	820			719
Total liabilities	53,175			43,256
Total shareholders' equity	6,616			6,026
Total liabilities and shareholders' equity	$59,791			$49,282
Excess interest earning assets over interest bearing liabilities/net interest income/net interest margin	$2,484	$391	2.85%	$1,952	$287	2.59%

(1)
Nonaccrual loans are included in the average loan balances. Interest payments received on nonaccrual loans are recognized on a cash basis in interest income until it is doubtful that full payment will be collected, at which point payments are applied to principal.

(2)	Represents interest income on securities loaned.

(3)	Non-interest earning assets consist of property and equipment, net, goodwill, other intangibles, net and other assets that do not generate interest income.

(4)	Represents interest expense on securities borrowed.

E*TRADE | Q3 2017 10-Q	13

	Nine Months Ended September 30,
	2017			2016
	Average Balance	Interest Inc./Exp.	Average Yield/ Cost	Average Balance	Interest Inc./Exp.	Average Yield/ Cost
Cash and equivalents	$1,045	$6	0.83%	$1,730	$5	0.40%
Cash required to be segregated under federal or other regulations	1,263	9	0.90%	1,540	4	0.33%
Available-for-sale securities	17,958	282	2.09%	13,149	198	2.01%
Held-to-maturity securities	19,823	410	2.76%	14,993	319	2.84%
Margin receivables	7,383	228	4.12%	6,553	185	3.77%
Loans (1)	3,319	121	4.86%	4,505	146	4.33%
Broker-related receivables and other	1,029	2	0.24%	470	1	0.21%
Subtotal interest-earning assets	51,820	1,058	2.72%	42,940	858	2.67%
Other interest revenue (2)	—	74		—	65
Total interest-earning assets	51,820	1,132	2.91%	42,940	923	2.87%
Total non-interest-earning assets (3)	5,051			4,882
Total assets	$56,871			$47,822

Deposits	$37,862	$3	0.01%	$31,243	$3	0.01%
Customer payables	8,611	4	0.06%	6,988	4	0.07%
Broker-related payables and other	1,233	—	0.00%	1,351	—	0.00%
Other borrowings	667	16	3.23%	418	13	4.23%
Corporate debt	996	39	5.14%	994	40	5.40%
Subtotal interest-bearing liabilities	49,369	62	0.17%	40,994	60	0.19%
Other interest expense (4)	—	4		—	3
Total interest-bearing liabilities	49,369	66	0.18%	40,994	63	0.20%
Total non-interest-bearing liabilities	1,033			1,010
Total liabilities	50,402			42,004
Total shareholders' equity	6,469			5,818
Total liabilities and shareholders' equity	$56,871			$47,822
Excess interest earning assets over interest bearing liabilities/net interest income/net interest margin	$2,451	$1,066	2.74%	$1,946	$860	2.67%

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
Average interest-earning assets increased 23% to $54.8 billion and 21% to $51.8 billion for the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016. The fluctuation in interest-earning assets is generally driven by changes in interest-bearing liabilities, primarily deposits and customer payables. Average interest-bearing liabilities increased 23% to $52.4 billion and 20% to $49.4 billion for the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016. The increase was primarily due to higher deposits as a result of transferring customer cash held by third parties to our balance sheet. For additional information on our balance sheet growth and customer cash held by third parties, see Balance Sheet Overview.
Net interest margin increased 26 basis points to 2.85% and 7 basis points to 2.74% for the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016. Net interest margin is driven by the mix of asset and liability average balances and the interest rates earned or paid on those balances. The increase during the three and nine months ended September 30, 2017, compared to the same period in 2016, is due to higher interest rates earned on increased margin receivable balances

E*TRADE | Q3 2017 10-Q	14

and higher securities lending activities, partially offset by the continued run-off of our higher yielding legacy mortgage and consumer loan portfolio.
Commissions
Commissions revenue decreased 7% to $100 million and increased 4% to $332 million for the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016. The main factors that affect commissions revenue are DARTs, average commission per trade and the number of trading days.
DARTs volume increased 35% to 205,763 and 32% to 207,065 for the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016, mainly driven by the inclusion of OptionsHouse accounts and the strength of the equity markets. Derivative DARTs represented 32% and 31% of trading volume for the three and nine months ended September 30, 2017, respectively, compared to 26% and 25% of trading volume for the same periods in 2016.
Average commission per trade decreased 29% to $7.76 and 21% to $8.54 for the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016. Average commission per trade is impacted by customer mix and differing commission rates on various trade types (e.g. equities, derivatives, stock plan and mutual funds). Average commission per trade for the three and nine months ended September 30, 2017 was impacted by reduced commission rates implemented in March 2017 as well as the lower price structure for customer accounts associated with the OptionsHouse acquisition. We have also experienced increased trading activity from certain customers, qualifying them for lower commission rates due to our new active trader pricing. This increased engagement is a key driver behind the decrease in average commission per trade.
Fees and Service Charges
The components of fees and service charges and the resulting variances are as follows (dollars in millions):

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
			2017 vs. 2016				2017 vs. 2016
	2017	2016	Amount	%	2017	2016	Amount	%
Order flow revenue	$33	$24	$9	38%	$98	$68	$30	44%
Money market funds and sweep deposits revenue(1)	23	13	10	77%	71	31	40	129%
Mutual fund service fees	10	9	1	11%	29	27	2	7%
Advisor management fees	9	8	1	13%	26	21	5	24%
Foreign exchange revenue	6	6	—	—%	20	15	5	33%
Reorganization fees	5	4	1	25%	13	11	2	18%
Other fees and service charges	6	4	2	50%	19	15	4	27%
Total fees and service charges	$92	$68	$24	35%	$276	$188	$88	47%

(1)
Includes revenue earned on average customer cash held by third parties based on the federal funds rate or LIBOR plus a negotiated spread or other contractual arrangements with the third party institutions.

Fees and service charges increased 35% to $92 million and 47% to $276 million for the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016. The increase in fees and service charges was largely driven by an increase in revenue earned on customer cash held by third parties, which was impacted by a higher interest rate environment, partially offset by lower average balances. The gross yield on customer cash held by third parties for the three and nine months ended September 30, 2017 of approximately 120 and 85 basis points compares to approximately 45 and 40 basis

E*TRADE | Q3 2017 10-Q	15

points for the same periods in 2016. In addition, fees and service charges benefited from increased order flow revenue resulting primarily from higher options trading activity and improved rates.
Gains on Securities and Other, Net
The components of gains on securities and other, net and the resulting variances are as follows (dollars in millions):

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
			2017 vs. 2016				2017 vs. 2016
	2017	2016	Amount	%	2017	2016	Amount	%
Gains on available-for-sale securities	$7	$17	$(10)	(59)%	$25	$46	$(21)	(46)%
Hedge ineffectiveness	(2)	(4)	2	(50)%	(5)	(8)	3	(38)%
Equity method investment income (loss) and other	1	1	—	—%	3	(4)	7	(175)%
Gains on securities and other, net	$6	$14	$(8)	(57)%	$23	$34	$(11)	(32)%
Provision (Benefit) for Loan Losses
We recognized a benefit for loan losses of $29 million and $142 million for the three and nine months ended September 30, 2017, respectively, compared to a benefit of $62 million and $131 million for the same periods in 2016. The timing and magnitude of the provision (benefit) for loan losses is affected by many factors that could result in variability. These benefits reflected better than expected performance of our portfolio as well as recoveries in excess of prior estimates, including recoveries of previous charge-offs. The benefit for loan losses for the nine months ended September 30, 2017 also reflected approximately $70 million of benefit recognized in the second quarter of 2017 resulting from refined default assumptions based on the sustained outperformance of converted mortgage loans that had been amortizing for 12 months or longer. For additional information on management's estimate of the allowance for loan losses, see Concentrations of Credit Risk and Summary of Critical Accounting Policies and Estimates.

E*TRADE | Q3 2017 10-Q	16

Non-Interest Expense
The components of non-interest expense and the resulting variances are as follows (dollars in millions):

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
			2017 vs. 2016				2017 vs. 2016
	2017	2016	Amount	%	2017	2016	Amount	%
Compensation and benefits	$139	$123	$16	13%	$408	$374	$34	9%
Advertising and market development	38	27	11	41%	123	100	23	23%
Clearing and servicing	29	26	3	12%	94	75	19	25%
Professional services	25	26	(1)	(4)%	71	70	1	1%
Occupancy and equipment	28	24	4	17%	84	71	13	18%
Communications	29	22	7	32%	90	65	25	38%
Depreciation and amortization	20	20	—	—%	60	60	—	—%
FDIC insurance premiums	8	6	2	33%	24	18	6	33%
Amortization of other intangibles	9	5	4	80%	27	15	12	80%
Restructuring and acquisition-related activities	4	25	(21)	(84)%	12	28	(16)	(57)%
Losses on early extinguishment of debt	58	—	58	100%	58	—	58	100%
Other non-interest expenses	18	19	(1)	(5)%	55	54	1	2%
Total non-interest expense	$405	$323	$82	25%	$1,106	$930	$176	19%
Compensation and Benefits
Compensation and benefits expense increased 13% to $139 million and 9% to $408 million for the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016. The increase was primarily driven by increased incentive compensation during the three and nine months ended September 30, 2017.
Advertising and Market Development
Advertising and market development expense increased 41% to $38 million and 23% to $123 million for the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016. The increase was primarily due to higher spending as we launched our new advertising campaign during the three months ended June 30, 2017.
Clearing and Servicing
Clearing and servicing expense increased 12% to $29 million and 25% to $94 million for the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016. The increase was primarily related to higher trading volume compared to the same periods in 2016.
Communications
Communications expense increased 32% to $29 million and 38% to $90 million for the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016. The increase was primarily driven by increased market data fees resulting from higher trading activity. Additionally, during the three months ended June 30, 2017, we updated our accrual estimate for professional users of real time market data and recognized $9 million related to previous usage.

E*TRADE | Q3 2017 10-Q	17

Restructuring and Acquisition-Related Activities
Restructuring and acquisition-related activities were $4 million and $12 million for the three and nine months ended September 30, 2017, respectively, compared to $25 million and $28 million the same periods in 2016. Restructuring and acquisition-related activities during the three and nine months ended September 30, 2016 reflected $18 million and $21 million, respectively, of restructuring costs related to the realignment of our core brokerage business and $7 million of acquisition related expense from the OptionsHouse acquisition.
Losses on Early Extinguishment of Debt
Losses on early extinguishment of debt were $58 million for both the three and nine months ended September 30, 2017. During the third quarter of 2017, we issued $600 million of 2.95% Senior Notes and $400 million of 3.80% Senior Notes and used the net proceeds, along with existing corporate cash, to redeem our outstanding $540 million of 5.375% Senior Notes and $460 million of 4.625% Senior Notes, which resulted in a $58 million loss on early extinguishment of debt.
Operating Margin
Operating margin was 37% and 44% for the three and nine months ended September 30, 2017, respectively, compared to 46% and 44% for the same periods in 2016. Adjusted operating margin, a non-GAAP measure, was 42% and 39% the three and nine months ended September 30, 2017, respectively, compared to 34% and 35% for the same periods in 2016.
Adjusted operating margin is a non-GAAP measure calculated by dividing adjusted income before income tax expense by total net revenue. Adjusted income before income tax expense excludes the provision (benefit) for loan losses and losses on early extinguishment of debt. The following table provides a reconciliation of adjusted income before income tax expense and adjusted operating margin, non-GAAP measures, to the most directly comparable GAAP measures (dollars in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
	Amount	Operating Margin %	Amount	Operating Margin %	Amount	Operating Margin %	Amount	Operating Margin %
Income before income tax expense / operating margin	$223	37%	$225	46%	$765	44%	$633	44%
Add back impact of pre-tax items:
Provision (benefit) for loan losses	(29)		(62)		(142)		(131)
Losses on early extinguishment of debt	58		—		58		—
Subtotal	29		(62)		(84)		(131)
Adjusted income before income tax expense / adjusted operating margin	$252	42%	$163	34%	$681	39%	$502	35%

E*TRADE | Q3 2017 10-Q	18

Income Tax Expense
Income tax expense was $76 million and $280 million for the three and nine months ended September 30, 2017, respectively, compared to $86 million and $208 million for the same periods in 2016. The effective tax rates were 34% and 37% for the three and nine months ended September 30, 2017, respectively, compared to 38% and 33% for the same periods in 2016.
The effective tax rates of 34% and 37% for the three and nine months ended September 30, 2017, respectively, include tax benefits related to the revaluation of certain net state deferred tax assets and to the adoption of amended accounting guidance for employee share-based compensation. See Note 1—Organization, Basis of Presentation and Summary of Significant Accounting Policies for additional information on the adoption of the amended accounting guidance. The effective tax rate of 33% for the nine months ended September 30, 2016 was impacted by a tax benefit related to the release of valuation allowances against certain state deferred tax assets.

E*TRADE | Q3 2017 10-Q	19

BALANCE SHEET OVERVIEW
The following table sets forth the significant components of the consolidated balance sheet (dollars in millions):

			Variance
	September 30,	December 31,	2017 vs. 2016
	2017	2016	Amount	%
Assets:
Cash and equivalents	$896	$1,950	$(1,054)	(54)%
Segregated cash	696	1,460	(764)	(52)%
Securities(1)	42,093	29,643	12,450	42%
Margin receivables	8,535	6,731	1,804	27%
Loans receivable, net	2,838	3,551	(713)	(20)%
Receivables from brokers, dealers and clearing organizations(2)	1,108	1,056	52	5%
Goodwill and other intangibles, net	2,664	2,690	(26)	(1)%
Deferred tax assets, net	416	756	(340)	(45)%
Other(3)	1,129	1,162	(33)	(3)%
Total assets	$60,375	$48,999	$11,376	23%
Liabilities and shareholders’ equity:
Deposits	$41,543	$31,682	$9,861	31%
Customer payables	8,716	8,159	557	7%
Payables to brokers, dealers and clearing organizations(4)	1,392	983	409	42%
Other borrowings	609	409	200	49%
Corporate debt	991	994	(3)	—%
Other liabilities	476	500	(24)	(5)%
Total liabilities	53,727	42,727	11,000	26%
Shareholders’ equity	6,648	6,272	376	6%
Total liabilities and shareholders’ equity	$60,375	$48,999	$11,376	23%

(1)	Includes balance sheet line items available-for-sale and held-to-maturity securities.

(2)	Includes deposits paid for securities borrowed of $484 million and $774 million as of September 30, 2017 and December 31, 2016, respectively.

(3)	Includes balance sheet line items property and equipment, net and other assets.

(4)	Includes deposits received for securities loaned of $1.3 billion and $926 million as of September 30, 2017 and December 31, 2016, respectively.
Cash and Equivalents
Cash and equivalents decreased 54% to $896 million during the nine months ended September 30, 2017 and includes corporate cash of $309 million as of September 30, 2017. Cash and equivalents will fluctuate based on a variety of factors, including, among other drivers, liquidity needs at the parent, customer activity at our regulated subsidiaries, and the timing of investments at E*TRADE Bank. For additional information on our use of cash and equivalents, including corporate cash, see Liquidity and Capital Resources.
Segregated Cash
Cash required to be segregated under federal or other regulations decreased 52% to $696 million during the nine months ended September 30, 2017. The level of segregated cash is driven largely by customer payables and securities lending balances we hold as liabilities compared with the amount of margin receivables and securities borrowed balances we hold as assets. The excess represents customer cash that we are required by our regulators to segregate for the exclusive benefit of our brokerage customers. At

E*TRADE | Q3 2017 10-Q	20

September 30, 2017 and December 31, 2016, $800 million and $500 million, respectively, of reverse repurchase agreements between E*TRADE Securities and E*TRADE Bank, representing investments that were segregated under federal or other regulations by E*TRADE Securities, were eliminated in consolidation.
Securities
Available-for-sale and held-to-maturity securities are summarized as follows (dollars in millions):

			Variance
	September 30,	December 31,	2017 vs. 2016
	2017	2016	Amount	%
Available-for-sale securities:
Debt securities:
Agency mortgage-backed securities	$17,663	$12,634	$5,029	40%
Other debt securities	1,503	1,251	252	20%
Total debt securities	19,166	13,885	5,281	38%
Publicly traded equity securities(1)	7	7	—	—%
Total available-for-sale securities	$19,173	$13,892	$5,281	38%
Held-to-maturity securities:
Agency mortgage-backed securities	$19,850	$12,868	$6,982	54%
Other debt securities	3,070	2,883	187	6%
Total held-to-maturity securities	$22,920	$15,751	$7,169	46%
Total investments in securities	$42,093	$29,643	$12,450	42%

(1)	Consists of Community Reinvestment Act investments in a mutual fund.
Securities represented 70% and 60% of total assets at September 30, 2017 and December 31, 2016, respectively. We classify debt securities as available-for-sale or held-to-maturity based on our investment strategy and management’s assessment of our intent and ability to hold the debt securities until maturity.
The increase in total investments in securities during the nine months ended September 30, 2017 was primarily due to net purchases as a result of our efforts to grow the balance sheet by transferring customer cash held by third parties to our balance sheet.
Margin Receivables
Margin receivables increased 27% to $8.5 billion during the nine months ended September 30, 2017. The increase in margin receivables was primarily driven by improved market sentiment increasing demand for additional margin lending. During the three months ended September 30, 2017, we also transferred $0.4 billion of customer margin balances held by a third party clearing firm to E*TRADE Securities in connection with the integration of OptionsHouse.

E*TRADE | Q3 2017 10-Q	21

Loans Receivable, Net
Loans receivable, net are summarized as follows (dollars in millions):

			Variance
	September 30,	December 31,	2017 vs. 2016
	2017	2016	Amount	%
One- to four-family	$1,531	$1,950	$(419)	(21)%
Home equity	1,197	1,556	(359)	(23)%
Consumer and other	192	250	(58)	(23)%
Total loans receivable	2,920	3,756	(836)	(22)%
Unamortized premiums, net	12	16	(4)	(25)%
Allowance for loan losses	(94)	(221)	127	(57)%
Total loans receivable, net	$2,838	$3,551	$(713)	(20)%
Loans receivable, net decreased 20% to $2.8 billion during the nine months ended September 30, 2017. During the three months ended June 30, 2017 the Company sold certain loans with a carrying value of $41 million for proceeds that approximated book value. We expect the remaining legacy mortgage and consumer loan portfolio to continue its run-off for the foreseeable future. As our portfolio has seasoned and substantially all interest-only loans have converted to amortizing, we continue to assess underlying performance, the economic environment, and the value of the portfolio in the marketplace. While it is our intention to hold these loans, if the markets improve our strategy could change. For additional information on management's estimate of the allowance for loan losses, see Concentrations of Credit Risk and Summary of Critical Accounting Policies and Estimates.
In the third quarter of 2017 we introduced a securities-based lending product, where customers can borrow up to 50% of the market value of securities pledged as collateral. Activity for these loans is reflected as consumer and other within loans receivable, net and related disclosures.
Deposits
Deposits are summarized as follows (dollars in millions):

			Variance
	September 30,	December 31,	2017 vs. 2016
	2017	2016	Amount	%
Sweep deposits	$36,507	$26,362	$10,145	38%
Savings deposits	3,011	3,185	(174)	(5)%
Other deposits	2,025	2,135	(110)	(5)%
Total deposits	$41,543	$31,682	$9,861	31%
Deposits represented 77% and 74% of total liabilities at September 30, 2017 and December 31, 2016, respectively. At September 30, 2017, approximately 92% of our customer deposits were covered by FDIC insurance. Deposits increased $9.9 billion during the nine months ended September 30, 2017 primarily as a result of transferring customer cash held by third parties to our balance sheet.

E*TRADE | Q3 2017 10-Q	22

The majority of the deposits balance, specifically sweep deposits, is included in brokerage related cash, which is reported as a customer activity metric. Total brokerage related cash is summarized as follows (dollars in millions):

			Variance
	September 30,	December 31,	2017 vs. 2016
	2017	2016	Amount	%
Sweep deposits(1)	$36,507	$26,362	$10,145	38%
Customer payables	8,716	8,159	557	7%
Subtotal	45,223	34,521	10,702	31%
Customer cash held by third parties(2)	7,076	16,848	(9,772)	(58)%
Total brokerage related cash	$52,299	$51,369	$930	2%

(1)	Sweep deposits are held at bank subsidiaries and are included in the deposits line item on our consolidated balance sheet.

(2)
Customer cash held by third parties is maintained at unaffiliated financial institutions outside E*TRADE Financial and includes money market funds and sweep deposit accounts. Prior to September 30, 2017, customer cash held by third parties also included OptionsHouse customer cash held by a third party clearing firm. These balances were transferred to E*TRADE Securities during the three months ended September 30, 2017, in connection with the integration of OptionsHouse. Customer cash held by third parties is not reflected on our consolidated balance sheet and is not immediately available for liquidity purposes.

We offer an extended insurance sweep deposit account (ESDA) program to our brokerage customers. The ESDA program utilizes our bank subsidiaries, in combination with additional third party program banks, to allow customers the ability to have aggregate deposits they hold in the ESDA program insured up to $1,250,000 for each category of legal ownership. As of September 30, 2017, approximately 99% of sweep deposits were in the ESDA program.
Customer cash held by third parties is maintained at unaffiliated financial institutions. The components of customer cash held by third parties are summarized as follows (dollars in millions):

			Variance
	September 30,	December 31,	2017 vs. 2016
	2017	2016	Amount	%
Sweep deposits held by unaffiliated financial institutions	$6,360	$14,943	$(8,583)	(57)%
Customer cash held by third party clearing firm(1)	—	1,634	(1,634)	(100)%
Municipal funds and other	716	271	445	164%
Customer cash held by third parties	$7,076	$16,848	$(9,772)	(58)%

(1)
Represents OptionsHouse customer cash held by a third party clearing firm that was transferred to E*TRADE Securities during the three months ended September 30, 2017 in connection with the integration of OptionsHouse.

As of September 30, 2017, approximately $3.4 billion of customer cash held by third parties was available for balance sheet growth. The timing of our balance sheet growth will be impacted by a variety of factors, including the capital requirements applicable to both the Company and E*TRADE Bank.
Other Borrowings
Other borrowings are summarized as follows (dollars in millions):

			Variance
	September 30,	December 31,	2017 vs. 2016
	2017	2016	Amount	%
FHLB advances	$200	$—	$200	100%
Trust preferred securities	409	409	—	—%
Total other borrowings	$609	$409	$200	49%

E*TRADE | Q3 2017 10-Q	23

Other borrowings increased 49% to $609 million during the nine months ended September 30, 2017 as we utilized Federal Home Loan Bank (FHLB) advances for short-term liquidity and funding requirements. See Liquidity and Capital Resources for additional information on liquidity and funding sources at E*TRADE Bank.
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
Parent Company Liquidity
The parent company's primary source of liquidity is corporate cash. Corporate cash, a non-GAAP measure, is a component of cash and equivalents; see the consolidated statement of cash flows within Item 1. Condensed Consolidated Financial Statements (Unaudited) for information on cash and equivalents activity. We define corporate cash as cash held at the parent company and subsidiaries, excluding bank, broker-dealer, and futures commission merchant (FCM) subsidiaries that require regulatory approval or notification prior to the payment of certain dividends to the parent company.
We believe corporate cash is a useful measure of the parent company’s liquidity as it is the primary source of capital above and beyond the capital deployed in our regulated subsidiaries. Corporate cash can fluctuate in any given quarter and is impacted primarily by the following:

•	Dividends from subsidiaries

•	Non-cumulative preferred stock dividends

•	Share repurchases

•	Debt service costs

•	Acquisitions and investments

•	Tax payments and the reimbursement from the parent company's subsidiaries for the use of its deferred tax assets

•	Other overhead and expense reimbursements through cost sharing arrangements

E*TRADE | Q3 2017 10-Q	24

The following chart provides a roll forward of corporate cash at December 31, 2016 to corporate cash at September 30, 2017 (dollars in millions):
(1) Other activity includes contributions to subsidiaries and parent company overhead, offset by reimbursements from subsidiaries for use of the parent's deferred tax assets and related proceeds under overhead cost sharing arrangements.
The following table provides a reconciliation of consolidated cash and equivalents to corporate cash, a non-GAAP measure (dollars in millions):

	September 30,	December 31,	September 30,
	2017	2016	2016
Consolidated cash and equivalents	$896	$1,950	$1,467
Less: Cash at regulated subsidiaries(1)	(587)	(1,489)	(1,161)
Corporate cash	$309	$461	$306
(1) Reported net of corporate cash on deposit at E*TRADE Bank that is eliminated in consolidation.
Corporate cash decreased $152 million to $309 million during the nine months ended September 30, 2017. Corporate cash included dividends of $220 million from E*TRADE Securities to the parent company during the nine months ended September 30, 2017. Corporate cash also included the impact of share repurchases, corporate debt refinance activity, preferred stock dividends, debt service, overhead cost sharing arrangements between the parent and our operating subsidiaries, and the impact of annual incentive compensation payments in the nine months ended September 30, 2017.

E*TRADE | Q3 2017 10-Q	25

During the three and nine months ended September 30, 2017, we used $76 million of corporate cash along with the net proceeds from the issuance of $1 billion of senior notes, to redeem our higher cost corporate debt, and to pay the associated redemption premiums, accrued and unpaid interest and related fees and expenses. This transaction decreased our annual corporate debt service costs from $50 million to $33 million. We maintain corporate cash at a minimum of two times our scheduled annual corporate debt service payments and scheduled maturities over the next 12 months. As we do not have any scheduled maturities of corporate debt in the coming year, our current minimum under this methodology is approximately $66 million; however, we are currently targeting $200 million in corporate cash for future periods. Our nearest maturity of interest-bearing corporate debt is August 2022.
On June 23, 2017, we entered into an unsecured committed revolving credit facility with certain lenders, which replaced our previous secured committed revolving credit facility entered into in November 2014 and increased our total borrowing capacity under the facility to $300 million. The Company has the ability to borrow against the credit facility for working capital and general corporate purposes. The unsecured committed revolving credit facility will mature on June 23, 2020. At September 30, 2017, there was no outstanding balance under this revolving credit facility.
On October 19, 2017, we announced an agreement to acquire TCA for $275 million in cash. We anticipate funding the transaction through the issuance of non-cumulative perpetual preferred stock. Based on this structure, we do not expect the acquisition to impact our ability to maintain a 6.5% Tier 1 leverage ratio.
E*TRADE Bank Liquidity
E*TRADE Bank relies on bank cash and deposits for liquidity needs. Management believes that within deposits, sweep deposits are of particular importance as they are a stable source of liquidity for E*TRADE Bank. We have the ability to generate liquidity in the form of additional deposits by raising the yield on our customer deposit products and by bringing additional deposits onto our balance sheet. Sweep deposits on our balance sheet as of September 30, 2017 increased $10.1 billion compared to December 31, 2016. We utilize our sweep deposit platform to efficiently manage our balance sheet size.
We may utilize wholesale funding sources for short-term liquidity and contingency funding requirements. Our ability to borrow these funds is dependent upon the continued availability of funding in the wholesale borrowings market. In addition, we can borrow from the Federal Reserve Bank of Richmond's discount window to meet short-term liquidity requirements, although it is not viewed as a primary source of funding. At September 30, 2017, E*TRADE Bank had approximately $5.1 billion and $0.9 billion in additional collateralized borrowing capacity with the FHLB and the Federal Reserve Bank of Richmond, respectively.
E*TRADE Securities Liquidity
E*TRADE Securities relies on customer payables, securities lending, and internal and external lines of credit to provide liquidity and to fund margin lending. At September 30, 2017, E*TRADE Securities' external liquidity lines totaled approximately $1.1 billion and included the following:

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

E*TRADE | Q3 2017 10-Q	26

no outstanding balances for any of these lines at September 30, 2017. E*TRADE Securities also maintains lines of credit with the parent company and E*TRADE Bank.
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
Capital Resources
Bank Capital Requirements
The Dodd-Frank Act requires all companies, including savings and loan holding companies, that directly or indirectly control an insured depository institution, to serve as a source of strength for the institution. The Company and E*TRADE Bank are subject to regulatory capital requirements. Some of these requirements are still subject to phase-in periods, including certain deductions from and adjustments to regulatory capital. These requirements are currently scheduled to be fully implemented in 2018, though proposed rulemaking may impact the phase-in periods or certain deductions. For additional information on bank regulatory requirements and phase-in periods, see Overview—Regulatory Developments as well as Part I. Item 1. Business—Regulation in our Annual Report on Form 10-K for the year ended December 31, 2016. At September 30, 2017, our regulatory capital ratios for E*TRADE Financial were well above the minimum ratios required to be "well capitalized." E*TRADE Financial's current Tier 1 Leverage ratio threshold of 6.5% was reduced from 7.0% in July 2017. E*TRADE Financial's capital ratios are as follows:

E*TRADE | Q3 2017 10-Q	27

E*TRADE Financial's capital ratios are calculated as follows (dollars in millions):

	September 30,	December 31,	September 30,
	2017	2016	2016
E*TRADE Financial shareholders’ equity	$6,648	$6,272	$6,316
Deduct:
Preferred stock	(394)	(394)	(394)
E*TRADE Financial Common Equity Tier 1 capital before regulatory adjustments	$6,254	$5,878	$5,922
Add:
(Gains) losses in other comprehensive income on available-for-sale debt securities, net of tax	50	139	(37)
Deduct:
Goodwill and other intangible assets, net of deferred tax liabilities	(2,014)	(2,029)	(2,043)
Disallowed deferred tax assets	(472)	(505)	(556)
E*TRADE Financial Common Equity Tier 1 capital	3,818	3,483	3,286
Add:
Preferred stock	394	394	394
Deduct:
Disallowed deferred tax assets	(112)	(267)	(284)
E*TRADE Financial Tier 1 capital	$4,100	$3,610	$3,396
Add:
Allowable allowance for loan losses	94	124	128
Non-qualifying capital instruments subject to phase-out (trust preferred securities)	414	414	414
E*TRADE Financial total capital	$4,608	$4,148	$3,938

E*TRADE Financial average assets for leverage capital purposes	$59,835	$49,113	$49,240
Deduct:
Goodwill and other intangible assets, net of deferred tax liabilities	(2,014)	(2,029)	(2,043)
Disallowed deferred tax assets	(584)	(772)	(840)
E*TRADE Financial adjusted average assets for leverage capital purposes	$57,237	$46,312	$46,357

E*TRADE Financial total risk-weighted assets(1)	$10,855	$9,422	$9,678

E*TRADE Financial Tier 1 leverage ratio(2) (Tier 1 capital / Adjusted average assets for leverage capital purposes)	7.2%	7.8%	7.3%
E*TRADE Financial Common Equity Tier 1 capital / Total risk-weighted assets	35.2%	37.0%	34.0%
E*TRADE Financial Tier 1 capital / Total risk-weighted assets	37.8%	38.3%	35.1%
E*TRADE Financial total capital / Total risk-weighted assets	42.4%	44.0%	40.7%

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

E*TRADE | Q3 2017 10-Q	28

At September 30, 2017, our regulatory capital ratios for E*TRADE Bank were well above the minimum ratios required to be "well capitalized." E*TRADE Bank's current Tier 1 Leverage ratio threshold is 7.5%. We plan to use excess capital at E*TRADE Bank to grow the balance sheet. Accordingly, at current capital thresholds, we do not expect to distribute dividends from E*TRADE Bank to the parent while we fund that growth. E*TRADE Bank's capital ratios are as follows:

E*TRADE | Q3 2017 10-Q	29

E*TRADE Bank's capital ratios are calculated as follows (dollars in millions):

	September 30,	December 31,	September 30,
	2017	2016	2016
E*TRADE Bank shareholder's equity	$3,608	$3,153	$3,278
Add:
(Gains) losses in other comprehensive income on available-for-sale debt securities, net of tax	50	139	(37)
Deduct:
Goodwill and other intangible assets, net of deferred tax liabilities	(38)	(38)	(38)
Disallowed deferred tax assets	(56)	(122)	(134)
E*TRADE Bank Common Equity Tier 1 capital / Tier 1 capital	3,564	3,132	3,069
Add:
Allowable allowance for loan losses	94	105	107
E*TRADE Bank total capital	$3,658	$3,237	$3,176

E*TRADE Bank average assets for leverage capital purposes	$46,562	$35,885	$36,300
Deduct:
Goodwill and other intangible assets, net of deferred tax liabilities	(38)	(38)	(38)
Disallowed deferred tax assets	(56)	(122)	(134)
E*TRADE Bank adjusted average assets for leverage capital purposes	$46,468	$35,725	$36,128

E*TRADE Bank total risk-weighted assets(1)	$10,044	$8,187	$8,368

E*TRADE Bank Tier 1 leverage ratio (Tier 1 capital / Adjusted average assets for leverage capital purposes)	7.7%	8.8%	8.5%
E*TRADE Bank Common Equity Tier 1 capital / Total risk-weighted assets	35.5%	38.3%	36.7%
E*TRADE Bank Tier 1 capital / Total risk-weighted assets	35.5%	38.3%	36.7%
E*TRADE Bank total capital / Total risk-weighted assets	36.4%	39.5%	38.0%

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

Broker-Dealer and FCM Capital Requirements
Our broker-dealer and FCM subsidiaries are subject to capital requirements determined by their respective regulators. At September 30, 2017, these subsidiaries met their minimum net capital requirements. We continue to assess our ability to distribute excess net capital to the parent while maintaining adequate capital at the broker-dealer and FCM subsidiaries. E*TRADE Securities paid dividends of $220 million to the parent company during the nine months ended September 30, 2017. For additional information on our broker-dealer and FCM capital requirements, see Note 13—Regulatory Requirements.
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

E*TRADE | Q3 2017 10-Q	30

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
We face the following key types of risks: credit, interest rate, liquidity, market, operational, information security, strategic, reputational, legal, as well as regulatory and compliance. We have a Board-approved Enterprise Risk Appetite Statement (RAS) that is provided to all employees. The RAS specifies significant risk exposures and addresses the Company's tolerance of those risks, which are described in further detail within Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2016.
In August 2017, the RAS was updated and approved by the Board to include Data Management Risk—the risk of impairment to or loss of data assets through ineffective governance over the creation, usage, quality, inventory, storage, security and disposal of data assets.
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
One- to Four-Family Interest-Only Loans
One- to four-family loans include loans with a five to ten year interest-only period, followed by an amortizing period ranging from 20 to 25 years. At September 30, 2017, over 99% of the loans were amortizing and the portfolio will be fully converted in 2018.
Home Equity Loans
The home equity loan portfolio consists of home equity installment loans (HEILs) and home equity lines of credit (HELOCs) and is primarily second lien loans on residential real estate properties that have a higher level of credit risk than first lien mortgage loans. HEILs are primarily fixed rate and fixed term, fully amortizing loans that do not offer the option of an interest-only payment. The majority of HELOCs had an interest only draw period at origination and converted to amortizing loans at the end of the draw period, which typically ranged from five to ten years. At September 30, 2017, 1% of the HELOC portfolio had not converted from the interest-only draw period and will be fully converted in 2019.

E*TRADE | Q3 2017 10-Q	31

Nonperforming Assets
We classify loans as nonperforming when they are no longer accruing interest, which includes loans that are 90 days and greater past due, TDRs that are on nonaccrual status for all classes of loans (including loans in bankruptcy) and certain junior liens that have a delinquent senior lien. The following table shows comparative data for nonperforming loans and assets at September 30, 2017 and December 31, 2016 (dollars in millions):

	September 30, 2017	December 31, 2016
One- to four-family	$196	$215
Home equity	109	136
Consumer and other	—	1
Total nonperforming loans receivable	305	352
Real estate owned and other repossessed assets, net	28	36
Total nonperforming assets, net	$333	$388
Allowance for Loan Losses
The allowance for loan losses is management’s estimate of probable losses inherent in the loan portfolio at the balance sheet date, as well as the forecasted losses, including economic concessions to borrowers, over the estimated remaining life of loans modified as TDRs. The general allowance for loan losses includes a qualitative component to account for a variety of factors that present additional uncertainty that may not be fully considered in the quantitative loss model but are factors we believe may impact the level of credit losses. The following table presents the allowance for loan losses by loan portfolio at September 30, 2017 and December 31, 2016 (dollars in millions):

	One- to Four-Family		Home Equity		Consumer and other		Total
	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
General reserve:
Quantitative component	$12	$34	$33	$118	$3	$5	$48	$157
Qualitative component	3	4	6	2	1	—	10	6
Specific valuation allowance	6	7	30	51	—	—	36	58
Total allowance for loan losses	$21	$45	$69	$171	$4	$5	$94	$221
Allowance as a % of loans receivable(1)	1.4%	2.3%	5.8%	11.0%	2.0%	1.9%	3.2%	5.8%

(1)	Allowance as a percentage of loans receivable is calculated based on the gross loans receivable including net unamortized premiums for each respective category.
Total loans receivable designated as held-for-investment decreased $0.7 billion during the nine months ended September 30, 2017. The allowance for loan losses was $94 million, or 3.2% of total loans receivable, as of September 30, 2017 compared to $221 million, or 5.8% of total loans receivable, as of December 31, 2016. The benefit for loan losses of $142 million for the nine months ended September 30, 2017 reflected approximately $70 million of benefit recognized in the second quarter of 2017 resulting from refined default assumptions based on the sustained outperformance of converted mortgage loans that had been amortizing for 12 months or longer.

E*TRADE | Q3 2017 10-Q	32

Net recoveries for the nine months ended September 30, 2017 were $15 million compared to $13 million in the same period in 2016. The timing and magnitude of charge-offs and recoveries are affected by many factors and we anticipate variability from quarter to quarter.
For additional information on the loans portfolio and management's estimate of the allowance for loan losses, see Note 6—Loans Receivable, Net and Summary of Critical Accounting Policies and Estimates.
Securities
We focus primarily on security type and credit rating to monitor credit risk in our securities portfolios. We consider securities backed by the U.S. government or its agencies to have low credit risk as the long-term debt rating of the U.S. government is AA+ by S&P and AAA by Moody’s and Fitch at September 30, 2017. The amortized cost of these securities accounted for over 99% of our total securities portfolio at September 30, 2017. We review the remaining debt securities that were not backed by the U.S. government or its agencies according to their credit ratings from S&P, Moody’s and Fitch where available. At September 30, 2017, all municipal bonds in our securities portfolio were rated investment grade (defined as a rating equivalent to a Moody’s rating of "Baa3" or higher, or an S&P or Fitch rating of "BBB-" or higher).

E*TRADE | Q3 2017 10-Q	33

SUMMARY OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in conformity with GAAP. Note 1—Organization, Basis of Presentation and Summary of Significant Accounting Policies in Part II. Item 8. Financial Statements and Supplementary Data in the Company's Annual Report on Form 10-K for the year ended December 31, 2016, contains a summary of our significant accounting policies, many of which require the use of estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes for the periods presented. We believe that of our significant accounting policies, the following are critical because they are based on estimates and assumptions that require complex and subjective judgments by management: allowance for loan losses; valuation and impairment of goodwill and acquired intangible assets; and estimates of effective tax rates, deferred taxes and valuation allowance. Changes in these estimates or assumptions could materially impact our financial condition and results of operations, and actual results could differ from our estimates. With respect to the allowance for loan losses, we refined our default assumptions during the second quarter of 2017 based on the sustained outperformance of loans that reached the end of their interest-only period. Our remaining critical accounting policies are more fully described in Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Summary of Critical Accounting Policies and Estimates in our Annual Report on Form 10-K for the year ended December 31, 2016.
Allowance for Loan Losses
Description
The allowance for loan losses is management’s estimate of probable losses inherent in the loan portfolio as of the balance sheet date. In determining the adequacy of the allowance, we perform ongoing evaluations of the loan portfolio and loss forecasting assumptions. As of September 30, 2017, the allowance for loan losses was $94 million on $2.9 billion of total gross loans receivable designated as held-for-investment.
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

E*TRADE | Q3 2017 10-Q	34

The estimate of the allowance for loan losses continues to be based on a variety of quantitative and qualitative factors, including:

•	The composition and quality of the portfolio

•	Delinquency levels and trends

•	Current and historical charge-off and loss experience

•	Our historical loss mitigation experience

•	The condition of the real estate market and geographic concentrations within the loan portfolio

•	The interest rate climate

•	The overall availability of housing credit

•	General economic conditions, including the impact of weather-related events
Total loans receivable designated as held-for-investment decreased $0.7 billion during the nine months ended September 30, 2017. The allowance for loan losses was $94 million, or 3.2% of total loans receivable, as of September 30, 2017 compared to $221 million, or 5.8% of total loans receivable, as of December 31, 2016. The benefit for loan losses was $29 million and $142 million for the three and nine months ended September 30, 2017, respectively.

The allowance for loan losses is typically equal to management’s forecast of loan losses in the 18 months following the balance sheet date as well as the forecasted losses, including economic concessions to borrowers, over the estimated remaining life of loans modified as TDRs. The quantitative allowance methodology also includes the identification of higher risk mortgage loans and the period of loan losses captured within the general allowance includes the total probable loss over the remaining life of these loans. As mortgage loan conversions from interest-only to amortizing have continued, 99% of HELOCs and over 99% of one- to four-family mortgages had converted at September 30, 2017.
During the second quarter of 2017, management refined the default assumptions in the quantitative allowance methodology based on the sustained outperformance of converted mortgage loans that had been amortizing for 12 months or longer. At the time of this refinement, more than 50% of these converted loans had been amortizing 12 months or longer. This actual performance data was better than our prior performance assumptions, and combined with the substantial performance history, the uncertainty with respect to the population of converting loans had significantly decreased as of June 30, 2017. This refinement resulted in approximately $70 million of benefit for loan losses during the second quarter of 2017. In order to refine our default assumptions around the remaining population that had not yet started amortizing or that had not reached 12 months post conversion, we evaluated whether the credit quality and performance of these loans was consistent with the seasoned amortizing portfolio. We determined that FICO scores, LTV/CLTVs and delinquency rates were comparable to the seasoned portfolio, and therefore applied the refined default assumptions to this remaining population.
The general allowance for loan losses also included a qualitative component to account for a variety of factors that present additional uncertainty that may not be fully considered in the quantitative loss model but are factors we believe may impact the level of credit losses. We utilize a qualitative factor framework whereby, on a quarterly basis, management assesses the risk associated with three primary sets of factors: external factors, internal factors, and portfolio specific factors. The uncertainty related to these factors may expand over time, temporarily increasing the qualitative component in advance of the more precise identification of these probable losses being captured within the quantitative component of the general allowance. The total qualitative component was $10 million and $6 million as of September 30, 2017 and December 31, 2016, respectively.

E*TRADE | Q3 2017 10-Q	35

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
Exposure to interest rate risk is dependent upon the distribution and composition of interest-earning assets, interest-bearing liabilities and derivatives. The differing risk characteristics of each product are managed to mitigate our exposure to interest rate fluctuations. At September 30, 2017, 93% of our total assets were interest-earning assets and we had no securities classified as trading.
At September 30, 2017, approximately 67% of total assets were available-for-sale and held-to-maturity mortgage-backed securities and residential real estate loans. The values of these assets are sensitive to changes in interest rates as well as expected prepayment levels. As interest rates increase, fixed-rate residential mortgages and mortgage-backed securities tend to exhibit lower prepayments. The inverse is true in a falling rate environment.
When real estate loans are prepaid, unamortized premiums and/or discounts are recognized immediately in interest income. Depending on the timing of the prepayment, these adjustments to income would impact anticipated yields. The Company reviews estimates of the impact of changing market rates on prepayments. This information is incorporated into our interest rate risk management strategy.

E*TRADE | Q3 2017 10-Q	36

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
The sensitivity of EAR and EVE at the consolidated E*TRADE Financial level at September 30, 2017 and December 31, 2016 is as follows (dollars in millions):

Instantaneous Parallel Change in Interest Rates (basis points) (1)	Economic Value of Equity				Earnings-at-Risk
	September 30, 2017		December 31, 2016		September 30, 2017		December 31, 2016
	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
+200	$(205)	(2.6)%	$(129)	(2.1)%	$207	13.4%	$169	13.9%
+100	$95	1.2%	$59	0.9%	$142	9.2%	$109	9.0%
-50	$(203)	(2.6)%	$(106)	(1.7)%	$(96)	(6.2)%	$(73)	(6.0)%

(1)	These scenario analyses assume a balance sheet size as of the dates indicated. Any changes in size would cause the amounts to vary.
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

E*TRADE | Q3 2017 10-Q	37

assess interest rate risk. In the event that the percentage change in EVE or EAR exceeds the Board limits, our Chief Executive Officer, Chief Risk Officer, Chief Financial Officer and Treasurer must all be promptly notified in writing and decide upon a plan of remediation. In addition, the Board of Directors must be notified of the exception and the planned resolution. At September 30, 2017, the EVE and EAR percentage changes were within our Board limits.

E*TRADE | Q3 2017 10-Q	38

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

E*TRADE | Q3 2017 10-Q	39

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

E*TRADE | Q3 2017 10-Q	40

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
S&P—Standard & Poor’s.
SEC—U.S. Securities and Exchange Commission.

E*TRADE | Q3 2017 10-Q	41

Sweep deposit accounts—Accounts with the functionality to transfer customer cash balances to and from an FDIC insured account.
TCA—Trust Company of America, Inc.
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
TRUPs—Trust preferred securities.
VIE—Variable interest entity.
Wholesale borrowings—Borrowings that consist of repurchase agreements and FHLB advances.

E*TRADE | Q3 2017 10-Q	42

PART I - FINANCIAL INFORMATION
ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

E*TRADE | Q3 2017 10-Q	43

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(In millions, except share data and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue:
Interest income	$413	$309	$1,132	$923
Interest expense	(22)	(22)	(66)	(63)
Net interest income	391	287	1,066	860
Commissions	100	107	332	320
Fees and service charges	92	68	276	188
Gains on securities and other, net	6	14	23	34
Other revenue	10	10	32	30
Total non-interest income	208	199	663	572
Total net revenue	599	486	1,729	1,432
Provision (benefit) for loan losses	(29)	(62)	(142)	(131)
Non-interest expense:
Compensation and benefits	139	123	408	374
Advertising and market development	38	27	123	100
Clearing and servicing	29	26	94	75
Professional services	25	26	71	70
Occupancy and equipment	28	24	84	71
Communications	29	22	90	65
Depreciation and amortization	20	20	60	60
FDIC insurance premiums	8	6	24	18
Amortization of other intangibles	9	5	27	15
Restructuring and acquisition-related activities	4	25	12	28
Losses on early extinguishment of debt	58	—	58	—
Other non-interest expenses	18	19	55	54
Total non-interest expense	405	323	1,106	930
Income before income tax expense	223	225	765	633
Income tax expense	76	86	280	208
Net income	$147	$139	$485	$425
Preferred stock dividends	12	—	25	—
Net income available to common shareholders	$135	$139	$460	$425
Basic earnings per common share	$0.49	$0.51	$1.67	$1.53
Diluted earnings per common share	$0.49	$0.51	$1.67	$1.52
Shares used in computation of per common share data:
Basic (in thousands)	273,441	274,362	274,565	278,864
Diluted (in thousands)	274,594	275,472	275,703	280,136
See accompanying notes to the condensed consolidated financial statements

E*TRADE | Q3 2017 10-Q	44

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$147	$139	$485	$425
Other comprehensive income, net of tax
Available-for-sale securities:
Unrealized gains, net	16	3	104	166
Reclassification into earnings, net	(4)	(10)	(15)	(28)
Net change from available-for-sale securities	12	(7)	89	138
Reclassification of foreign currency translation gains	—	—	(2)	—
Other comprehensive income	12	(7)	87	138
Comprehensive income	$159	$132	$572	$563
See accompanying notes to the condensed consolidated financial statements

E*TRADE | Q3 2017 10-Q	45

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(In millions, except share data)
(Unaudited)

	September 30,	December 31,
	2017	2016
ASSETS
Cash and equivalents	$896	$1,950
Cash required to be segregated under federal or other regulations	696	1,460
Available-for-sale securities	19,173	13,892
Held-to-maturity securities (fair value of $22,963 and $15,716 at September 30, 2017 and December 31, 2016, respectively)	22,920	15,751
Margin receivables	8,535	6,731
Loans receivable, net (net of allowance for loan losses of $94 million and $221 million at September 30, 2017 and December 31, 2016, respectively)	2,838	3,551
Receivables from brokers, dealers and clearing organizations	1,108	1,056
Property and equipment, net	250	239
Goodwill	2,370	2,370
Other intangibles, net	294	320
Deferred tax assets, net	416	756
Other assets	879	923
Total assets	$60,375	$48,999
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$41,543	$31,682
Customer payables	8,716	8,159
Payables to brokers, dealers and clearing organizations	1,392	983
Other borrowings	609	409
Corporate debt	991	994
Other liabilities	476	500
Total liabilities	53,727	42,727
Commitments and contingencies (see Note 14)
Shareholders’ equity:
Preferred stock, $0.01 par value, $1,000 liquidation preference, shares authorized: 1,000,000 at September 30, 2017 and December 31, 2016; shares issued and outstanding: 400,000 at both September 30, 2017 and December 31, 2016	394	394
Common stock, $0.01 par value, shares authorized: 400,000,000 at September 30, 2017 and December 31, 2016; shares issued and outstanding: 270,688,918 and 273,963,415 at September 30, 2017 and December 31, 2016, respectively	3	3
Additional paid-in-capital	6,747	6,921
Accumulated deficit	(446)	(909)
Accumulated other comprehensive loss	(50)	(137)
Total shareholders’ equity	6,648	6,272
Total liabilities and shareholders’ equity	$60,375	$48,999
See accompanying notes to the condensed consolidated financial statements

E*TRADE | Q3 2017 10-Q	46

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In millions)
(Unaudited)

				Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Preferred Stock	Common Stock
	Amount	Shares	Amount
Balance at December 31, 2016	$394	274	$3	$6,921	$(909)	$(137)	$6,272
Cumulative effect of accounting change	—	—	—	—	3	—	3
Net income	—	—	—	—	485	—	485
Other comprehensive income	—	—	—	—	—	87	87
Conversion of convertible debentures	—	—	—	3	—	—	3
Preferred stock dividends	—	—	—	—	(25)	—	(25)
Repurchases of common stock	—	(5)	—	(187)	—	—	(187)
Issuance of common stock for share-based compensation, net of shares withheld to pay taxes	—	2	—	(22)	—	—	(22)
Share-based compensation	—	—	—	32	—	—	32
Balance at September 30, 2017	$394	271	$3	$6,747	$(446)	$(50)	$6,648
				Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Preferred Stock	Common Stock
	Amount	Shares	Amount
Balance at December 31, 2015	$—	291	$3	$7,356	$(1,461)	$(99)	$5,799
Net income	—	—	—	—	425	—	425
Other comprehensive income	—	—	—	—	—	138	138
Conversion of convertible debentures	—	1	—	5	—	—	5
Exercise of stock options and related tax effects	—	—	—	3	—	—	3
Issuance of preferred stock	394	—	—	—	—	—	394
Repurchases of common stock	—	(19)	—	(452)	—	—	(452)
Issuance of common stock for share-based compensation, net of shares withheld to pay taxes	—	1	—	(17)	—	—	(17)
Share-based compensation	—	—	—	21	—	—	21
Balance at September 30, 2016	$394	274	$3	$6,916	$(1,036)	$39	$6,316
See accompanying notes to the condensed consolidated financial statements

E*TRADE | Q3 2017 10-Q	47

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (In millions) (Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$485	$425
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (benefit) for loan losses	(142)	(131)
Depreciation and amortization (including discount amortization and accretion)	192	174
Gains on securities and other, net	(23)	(34)
Losses on early extinguishment of debt	9	—
Share-based compensation	32	21
Deferred tax expense	288	190
Other	(5)	(4)
Net effect of changes in assets and liabilities:
Decrease (increase) in cash required to be segregated under federal or other regulations	764	(1,101)
Increase in receivables from brokers, dealers and clearing organizations	(63)	(591)
(Increase) decrease in margin receivables	(1,804)	846
(Increase) decrease in other assets	(16)	27
Increase (decrease) in payables to brokers, dealers and clearing organizations	409	(349)
Increase in customer payables	557	1,283
Decrease in other liabilities	(25)	(11)
Net cash provided by operating activities	658	745
Cash flows from investing activities:
Purchases of available-for-sale securities	(7,520)	(4,490)
Proceeds from sales of available-for-sale securities	1,238	2,494
Proceeds from maturities of and principal payments on available-for-sale securities	1,146	1,111
Purchases of held-to-maturity securities	(9,087)	(4,221)
Proceeds from maturities of and principal payments on held-to-maturity securities	1,881	1,476
Proceeds from sale of loans	40	—
Decrease in loans receivable	793	888
Capital expenditures for property and equipment	(77)	(51)
Proceeds from sale of real estate owned and repossessed assets	25	15
Acquisition of OptionsHouse, net of cash acquired	—	(723)
Net cash flow from derivative contracts	54	(107)
Other	(23)	3
Net cash used in investing activities	(11,530)	(3,605)

E*TRADE | Q3 2017 10-Q	48

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS—(Continued) (In millions)

	Nine Months Ended September 30,
	2017	2016
Cash flows from financing activities:
Increase in deposits	$9,861	$2,252
Preferred stock dividends	(25)	—
Net decrease in securities sold under agreements to repurchase	—	(82)
Advances from FHLB	1,150	—
Payments on advances from FHLB	(950)	—
Proceeds from issuance of senior notes	999	—
Payments on senior notes	(1,000)	—
Proceeds from issuance of preferred stock	—	400
Repurchases of common stock	(187)	(452)
Other	(30)	(24)
Net cash provided by financing activities	9,818	2,094
Decrease in cash and equivalents	(1,054)	(766)
Cash and equivalents, beginning of period	1,950	2,233
Cash and equivalents, end of period	$896	$1,467
Supplemental disclosures:
Cash paid for interest(1)	$117	$58
Cash paid for income taxes, net of refunds	$6	$6
Non-cash investing and financing activities:
Transfers of loans held-for-investment to loans held-for-sale	$40	$—
Transfers from loans to other real estate owned and repossessed assets	$23	$23
Conversion of convertible debentures to common stock	$3	$5
Transfer of available-for-sale securities to held-to-maturity securities	$—	$492

(1)	Includes early redemption premium of $49 million paid in connection with corporate debt refinancing during the nine months ended September 30, 2017
See accompanying notes to the condensed consolidated financial statements

E*TRADE | Q3 2017 10-Q	49

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

E*TRADE | Q3 2017 10-Q	50

Adoption of New Accounting Standards
Accounting for Employee Share-Based Payments
In March 2016, the FASB amended the accounting guidance on employee share-based payments. Relevant changes in the amended guidance include the requirement to recognize all excess tax benefits and deficiencies upon exercise or vesting as income tax expense or benefit in the consolidated statement of income; to treat excess tax benefits and deficiencies as discrete items in the reporting period they occur; to not delay recognition of excess tax benefits until the tax benefit is realized through a reduction in current taxes payable; and to make an accounting policy election to either estimate forfeitures or account for them as they occur. The Company adopted the amended accounting guidance as of January 1, 2017 and recognized a $3 million deferred tax asset and cumulative-effect adjustment to equity as of the beginning of the period. In addition, for the nine months ended September 30, 2016 the Company reclassified $17 million related to shares withheld to pay taxes from cash flows from operating activities to the other line item within cash flows from financing activities. Forfeitures will continue to be estimated consistent with the Company's prior accounting policies. The impact to the Company's financial condition, results of operations and cash flows will vary based on, among other factors, the market price of the Company's common stock. During the nine months ended September 30, 2017 the Company recognized an $8 million income tax benefit in accordance with the new guidance.
New Accounting Standards Not Yet Adopted
Revenue Recognition on Contracts with Customers
In May 2014, the FASB amended the guidance on revenue recognition on contracts with customers. The new standard outlines a single comprehensive model for entities to apply in accounting for revenue arising from contracts with customers. The Company's accounting for net interest income is not expected to be impacted by the new standard. The FASB issued supplemental amendments to the new standard to clarify certain accounting guidance and provide narrow scope improvements and practical expedients during 2016. The amended guidance will be effective for annual and interim periods beginning on January 1, 2018 and may be applied on either a full retrospective or modified retrospective basis. Based on the Company's analysis to date, this adoption is not expected to have a material impact on the Company’s financial condition, results of operations or cash flows as the satisfaction of performance obligations under the new guidance is expected to be materially consistent with the Company's existing revenue recognition policies. Similarly, the amended guidance is not expected to have a material impact on the recognition of costs incurred to obtain new contracts. The Company is in process of completing its evaluation of the new guidance, including considerations relating to financial statement presentation, disclosures and controls. The Company intends to apply the guidance on a modified retrospective basis.
Classification and Measurement of Financial Instruments
In January 2016, the FASB amended the accounting and disclosure guidance on the classification and measurement of financial instruments. Relevant changes in the amended guidance include the requirement that equity investments, excluding those accounted for under the equity method of accounting or those resulting in consolidation of the investee, be measured at fair value in the consolidated balance sheet with changes in fair value recognized in net income. For disclosure purposes, the Company will no longer be required to disclose the methods and significant assumptions used to estimate fair value for financial instruments measured at amortized cost in the consolidated balance sheet. The amended guidance will be effective for interim and annual periods beginning on January 1, 2018, and is required to be applied on a modified retrospective basis by means of a cumulative-effect adjustment to the consolidated balance sheet on that date. The adoption is not expected to have a material impact on the Company’s financial condition, results of operations or cash flows as debt securities represent the majority of the Company's investment portfolio.

E*TRADE | Q3 2017 10-Q	51

Accounting for Leases
In February 2016, the FASB amended the guidance on accounting for leases. The new standard requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all qualifying leases with terms of more than twelve months. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee remains substantially unchanged and depends on classification as a finance or operating lease. The new standard also requires quantitative and qualitative disclosures that provide information about the amounts related to leasing arrangements recorded in the consolidated financial statements. The new guidance will be effective for interim and annual periods beginning on January 1, 2019, and is required to be applied on a modified retrospective basis to the earliest period presented, which includes practical expedient options in certain circumstances. The Company is in the process of evaluating the new accounting guidance, which includes the assessment of whether certain executory contracts contain embedded leases. The Company has 30 regional branches and 10 corporate locations which are leased. The right of use asset and corresponding lease liability for these leases will be recognized on the Company's balance sheet upon adoption.
Accounting for Credit Losses
In June 2016, the FASB amended the accounting guidance on accounting for credit losses. The amended guidance requires measurement of all expected credit losses for financial instruments and other commitments to extend credit held at the reporting date. For financial assets measured at amortized cost, factors such as historical experience, current conditions, and reasonable and supportable forecasts will be used to estimate expected credit losses. The amended guidance will also change the manner in which credit losses are recognized on debt securities classified as available-for-sale. The new guidance will be effective for interim and annual periods beginning January 1, 2020. Early adoption is permitted. The Company is currently evaluating the impact of the new accounting guidance on the Company's financial condition, results of operations and cash flows. The Company does not expect the amended accounting guidance to have as significant of an impact as it could have if the Company were originating or purchasing loans. Our evaluation is contemplating the recent performance of the Company's run-off legacy mortgage and consumer loan portfolio and the credit profile of the current investment securities portfolio; however, the impact of the new guidance will depend on the current and expected macroeconomic conditions and the nature and characteristics of financial assets held by us on the date of adoption.
Classification of Certain Cash Receipts and Cash Payments
In August 2016, the FASB amended the guidance on the presentation and classification of certain cash receipts and cash payments in the consolidated statement of cash flows to eliminate current diversity in practice. The new guidance will be effective for interim and annual periods beginning January 1, 2018, and must be applied using a retrospective transition method to each period presented. Among other changes, the Company expects to begin classifying debt extinguishment costs within cash flows from financing activities.
Classification of Restricted Cash
In November 2016, the FASB amended the guidance on the presentation and classification of changes in restricted cash in the consolidated statement of cash flows to eliminate current diversity in practice. The amended guidance requires the consolidated statement of cash flows to explain the change during the period in the total cash, cash equivalents, and amounts generally described as restricted cash and restricted cash equivalents. The Company expects to begin presenting segregated cash activity on the consolidated statement of cash flows. The guidance will be effective for interim and annual periods beginning January 1, 2018, and must be applied using a retrospective transition method to each period presented.

E*TRADE | Q3 2017 10-Q	52

Clarifying the Definition of a Business
In January 2017, the FASB issued guidance to clarify the definition of a business in order to assist companies in the evaluation of whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The amended guidance also removes the existing evaluation of a market participant's ability to replace missing elements and narrows the definition of output to achieve consistency with other topics. The guidance will be effective for interim and annual periods beginning January 1, 2018, and must be applied prospectively.
Simplifying the Test for Goodwill Impairment
In January 2017, the FASB issued guidance to simplify the test for goodwill impairment by eliminating Step 2 from the goodwill impairment test. The amended guidance requires the Company to perform its annual goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized at the amount by which the carrying amount exceeds the fair value of the reporting unit; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Income tax effects resulting from any tax deductible goodwill should be considered when measuring the goodwill impairment loss, if applicable. The Company will still have the option to perform a qualitative assessment to conclude whether it is more likely than not that the carrying amount of the Company exceeds its fair value. The guidance will be effective for interim and annual periods beginning January 1, 2020, and must be applied prospectively. Early adoption is permitted.
Premium Amortization on Purchased Callable Debt Securities
In March 2017, the FASB issued guidance to amend the amortization period for certain purchased callable debt securities held at a premium. The amended guidance shortens the amortization period for certain callable debt securities held at a premium by requiring the premium to be amortized to the earliest call date. The guidance does not amend the accounting for securities held at a discount. The guidance will be effective for interim and annual periods beginning January 1, 2019, and must be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. Early adoption is permitted. Based on the current composition of the Company's securities portfolio, the new guidance is not expected to have a significant impact on the Company's financial condition or results of operations.
Targeted Improvements to Accounting for Hedging Activities
In August 2017, the FASB issued guidance to update the recognition and presentation of hedging relationships. Among other changes, the new guidance eases hedge documentation requirements and allows additional types of accounting hedges. In addition, the guidance provides a one-time transition election to transfer certain debt securities from held-to-maturity to available-for-sale. The guidance will be effective for interim and annual periods beginning January 1, 2019, and must be applied on a modified retrospective basis through a cumulative-effect adjustment to the opening balance of retained earnings as of the beginning of the fiscal year of adoption. Early adoption is permitted. The Company is in process of evaluating the new guidance, including adoption timing, which could be as early as January 1, 2018.

E*TRADE | Q3 2017 10-Q	53

NOTE 2—INTEREST INCOME AND INTEREST EXPENSE
The following table shows the components of interest income and interest expense (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Interest income:
Cash and equivalents	$2	$2	$6	$5
Cash required to be segregated under federal or other regulations	3	2	9	4
Available-for-sale securities	102	66	282	198
Held-to-maturity securities	153	109	410	319
Margin receivables	87	60	228	185
Loans	37	46	121	146
Broker-related receivables and other	1	—	2	1
Subtotal interest income	385	285	1,058	858
Other interest revenue(1)	28	24	74	65
Total interest income	413	309	1,132	923
Interest expense:
Deposits	(1)	(1)	(3)	(3)
Customer payables	(1)	(2)	(4)	(4)
Other borrowings	(6)	(4)	(16)	(13)
Corporate debt	(12)	(13)	(39)	(40)
Subtotal interest expense	(20)	(20)	(62)	(60)
Other interest expense(2)	(2)	(2)	(4)	(3)
Total interest expense	(22)	(22)	(66)	(63)
Net interest income	$391	$287	$1,066	$860

(1)	Represents interest income on securities loaned.

(2)	Represents interest expense on securities borrowed.
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

•	Level 3—unobservable inputs that are significant to the fair value of the assets or liabilities

E*TRADE | Q3 2017 10-Q	54

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
All of the Company’s municipal bonds were rated investment grade at September 30, 2017. These securities were valued using a market approach with pricing service valuations corroborated by recent market transactions for identical or similar bonds. Municipal bonds and corporate bonds were categorized in Level 2 of the fair value hierarchy.
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

E*TRADE | Q3 2017 10-Q	55

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
Nonrecurring fair value measurements on one- to four-family and home equity loans and real estate owned were classified as Level 3 of the fair value hierarchy as the valuations included unobservable inputs that were significant to the fair value. The following table presents additional information about significant unobservable inputs used in the valuation of assets measured at fair value on a nonrecurring basis that were categorized in Level 3 of the fair value hierarchy at September 30, 2017 and December 31, 2016:

	Unobservable Inputs	Average	Range
September 30, 2017
Loans receivable:
One- to four-family	Appraised value	$470,600	$40,500-$1,200,000
Home equity	Appraised value	$327,800	$30,000-$2,200,000
Real estate owned	Appraised value	$363,700	$13,500-$2,200,000

December 31, 2016
Loans receivable:
One- to four-family	Appraised value	$408,100	$50,000-$1,490,000
Home equity	Appraised value	$312,000	$6,000-$2,500,000
Real estate owned	Appraised value	$342,300	$21,500-$1,800,000

E*TRADE | Q3 2017 10-Q	56

Recurring and Nonrecurring Fair Value Measurements
Assets and liabilities measured at fair value at September 30, 2017 and December 31, 2016 are summarized in the following tables (dollars in millions):

	Level 1	Level 2	Level 3	Total Fair Value
September 30, 2017:
Recurring fair value measurements:
Assets
Available-for-sale securities:
Debt securities:
Agency mortgage-backed securities	$—	$17,663	$—	$17,663
Agency debentures	—	989	—	989
U.S. Treasuries	—	450	—	450
Agency debt securities	—	33	—	33
Municipal bonds	—	31	—	31
Total debt securities	—	19,166	—	19,166
Publicly traded equity securities	7	—	—	7
Total available-for-sale securities	7	19,166	—	19,173
Receivables from brokers, dealers and clearing organizations:
U.S. Treasuries	200	—	—	200
Other assets:
Derivative assets(1)	—	92	—	92
Total assets measured at fair value on a recurring basis(2)	$207	$19,258	$—	$19,465
Liabilities
Other liabilities:
Derivative liabilities(1)	$—	$37	$—	$37
Total liabilities measured at fair value on a recurring basis(2)	$—	$37	$—	$37
Nonrecurring fair value measurements:
Loans receivable, net:
One- to four-family	$—	$—	$19	$19
Home equity	—	—	18	18
Total loans receivable	—	—	37	37
Other assets:
Real estate owned	—	—	23	23
Total assets measured at fair value on a nonrecurring basis(3)	$—	$—	$60	$60

(1)
All derivative assets and liabilities were interest rate contracts at September 30, 2017. Information related to derivative instruments is detailed in Note 7—Derivative Instruments and Hedging Activities.

(2)	Assets and liabilities measured at fair value on a recurring basis represented 32% and less than 1% of the Company’s total assets and total liabilities, respectively, at September 30, 2017.

(3)
Represents the fair value of assets prior to deducting estimated selling costs that were carried on the consolidated balance sheet at September 30, 2017, and for which a fair value measurement was recorded during the period.

E*TRADE | Q3 2017 10-Q	57

	Level 1	Level 2	Level 3	Total Fair Value
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

E*TRADE | Q3 2017 10-Q	58

The following table presents gains and losses recognized on assets measured at fair value on a nonrecurring basis during the three and nine months ended September 30, 2017 and 2016 (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
One- to four-family	$1	$1	$3	$3
Home equity	—	2	3	9
Total losses on loans receivable measured at fair value	$1	$3	$6	$12
Gains on real estate owned measured at fair value	$(1)	$(1)	$(1)	$—
Transfers Between Levels 1, 2 and 3
For assets and liabilities measured at fair value on a recurring basis, the Company’s transfers between levels of the fair value hierarchy are deemed to have occurred at the beginning of the reporting period on a quarterly basis. The Company had no transfers between levels during the nine months ended September 30, 2017 and 2016.
Recurring Fair Value Measurements Categorized within Level 3
For the periods presented, no assets or liabilities measured at fair value on a recurring basis were categorized within Level 3 of the fair value hierarchy.

E*TRADE | Q3 2017 10-Q	59

Fair Value of Financial Instruments Not Carried at Fair Value
The following table summarizes the carrying values, fair values and fair value hierarchy level classification of financial instruments that are not carried at fair value on the consolidated balance sheet at September 30, 2017 and December 31, 2016 (dollars in millions):

	September 30, 2017
	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash and equivalents	$896	$896	$—	$—	$896
Cash required to be segregated under federal or other regulations	$696	$696	$—	$—	$696
Held-to-maturity securities:
Agency mortgage-backed securities	$19,850	$—	$19,893	$—	$19,893
Agency debentures	400	—	398	—	398
Agency debt securities	2,658	—	2,660	—	2,660
Other	12	—	—	12	12
Total held-to-maturity securities	$22,920	$—	$22,951	$12	$22,963
Margin receivables(1)	$8,535	$—	$8,535	$—	$8,535
Loans receivable, net:
One- to four-family	$1,520	$—	$—	$1,576	$1,576
Home equity	1,127	—	—	1,133	1,133
Consumer and other	191	—	—	193	193
Total loans receivable, net(2)	$2,838	$—	$—	$2,902	$2,902
Receivables from brokers, dealers and clearing organizations(1)	$908	$—	$908	$—	$908
Liabilities
Deposits	$41,543	$—	$41,543	$—	$41,543
Customer payables	$8,716	$—	$8,716	$—	$8,716
Payables to brokers, dealers and clearing organizations	$1,392	$—	$1,392	$—	$1,392
Other borrowings:
FHLB advances	$200	$—	$200	$—	$200
Trust preferred securities	$409	$—	$—	$315	$315
Total other borrowings	$609	$—	$200	$315	$515
Corporate debt	$991	$—	$1,004	$—	$1,004

(1)
The fair value of securities that the Company received as collateral in connection with margin receivables and securities borrowing activities, where the Company is permitted to sell or re-pledge the securities, was approximately $11.9 billion at September 30, 2017. Of this amount, $3.1 billion had been pledged or sold in connection with securities loaned and deposits with clearing organizations at September 30, 2017.

(2)	The carrying value of loans receivable, net includes the allowance for loan losses of $94 million and loans that are recorded at fair value on a nonrecurring basis at September 30, 2017.

E*TRADE | Q3 2017 10-Q	60

	December 31, 2016
	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash and equivalents	$1,950	$1,950	$—	$—	$1,950
Cash required to be segregated under federal or other regulations	$1,460	$1,460	$—	$—	$1,460
Held-to-maturity securities:
Agency mortgage-backed securities	$12,868	$—	$12,839	$—	$12,839
Agency debentures	29	—	29	—	29
Agency debt securities	2,854	—	2,848	—	2,848
Total held-to-maturity securities	$15,751	$—	$15,716	$—	$15,716
Margin receivables(1)	$6,731	$—	$6,731	$—	$6,731
Loans receivable, net:
One- to four-family	$1,918	$—	$—	$1,942	$1,942
Home equity	1,385	—	—	1,311	1,311
Consumer and other	248	—	—	249	249
Total loans receivable, net(2)	$3,551	$—	$—	$3,502	$3,502
Receivables from brokers, dealers and clearing organizations	$1,056	$—	$1,056	$—	$1,056
Liabilities
Deposits	$31,682	$—	$31,681	$—	$31,681
Customer Payables	$8,159	$—	$8,159	$—	$8,159
Payables to brokers, dealers and clearing organizations	$983	$—	$983	$—	$983
Trust preferred securities	$409	$—	$—	$288	$288
Corporate debt	$994	$—	$1,050	$—	$1,050

(1)
The fair value of securities that the Company received as collateral in connection with margin receivables and securities borrowing activities, where the Company is permitted to sell or re-pledge the securities, was approximately $9.8 billion at December 31, 2016. Of this amount, $2.0 billion had been pledged or sold in connection with securities loaned and deposits with clearing organizations at December 31, 2016.

(2)	The carrying value of loans receivable, net includes the allowance for loan losses of $221 million and loans that are recorded at fair value on a nonrecurring basis at December 31, 2016.
The fair value measurement techniques for financial instruments not carried at fair value on the consolidated balance sheet at September 30, 2017 and December 31, 2016 are summarized as follows:
Cash and equivalents, cash required to be segregated under federal or other regulations, margin receivables, receivables from brokers, dealers and clearing organizations, customer payables and payables to brokers, dealers and clearing organizations—Due to their short term nature, fair value is estimated to be carrying value.
Held-to-maturity securities—The held-to-maturity securities portfolio included agency mortgage-backed securities, agency debentures, agency debt securities, and other debt securities. The fair value of held-to-maturity securities is determined consistently with the pricing of available-for-sale securities described above.
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

E*TRADE | Q3 2017 10-Q	61

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
FHLB advances—Fair value for FHLB advances was determined by discounting future cash flows using discount factors derived from current observable rates implied for other similar instruments with similar remaining maturities.
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

E*TRADE | Q3 2017 10-Q	62

NOTE 4—OFFSETTING ASSETS AND LIABILITIES
For financial statement purposes, the Company does not offset derivative instruments or securities borrowing and securities lending transactions. These activities are generally transacted under master agreements that are widely used by counterparties and that may allow for net settlements of payments in the normal course, as well as offsetting of all contracts with a given counterparty in the event of bankruptcy or default of one of the two parties to the transaction. The following table presents information about these transactions to enable the users of the Company’s consolidated financial statements to evaluate the potential effect of rights of set-off between these recognized assets and liabilities at September 30, 2017 and December 31, 2016 (dollars in millions):

				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet (1)	Financial Instruments	Collateral Received or Pledged (Including Cash)	Net Amount
September 30, 2017
Assets:
Deposits paid for securities borrowed (2)	$484	$—	$484	$(200)	$(273)	$11
Total	$484	$—	$484	$(200)	$(273)	$11

Liabilities:
Deposits received for securities loaned (3)	$1,348	$—	$1,348	$(200)	$(1,049)	$99
Derivative liabilities (4)(5)	7	—	7	—	(7)	—
Total	$1,355	$—	$1,355	$(200)	$(1,056)	$99

December 31, 2016
Assets:
Deposits paid for securities borrowed (2)	$774	$—	$774	$(192)	$(560)	$22
Total	$774	$—	$774	$(192)	$(560)	$22

Liabilities:
Deposits received for securities loaned (3)	$926	$—	$926	$(192)	$(661)	$73
Derivative liabilities (4)(5)	6	—	6	—	(6)	—
Total	$932	$—	$932	$(192)	$(667)	$73

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

(2)
Included in the gross amounts of deposits paid for securities borrowed was $257 million and $307 million at September 30, 2017 and December 31, 2016, respectively, transacted through a program with a clearing organization, which guarantees the return of cash to the Company. For presentation purposes, these amounts presented are based on the counterparties under the Company’s master securities loan agreements.

E*TRADE | Q3 2017 10-Q	63

(3)
Included in the gross amounts of deposits received for securities loaned was $801 million and $546 million at September 30, 2017 and December 31, 2016, respectively, transacted through a program with a clearing organization, which guarantees the return of securities to the Company. For presentation purposes, these amounts presented are based on the counterparties under the Company’s master securities loan agreements.

(4)	Excludes net accrued interest payable of $1 million at September 30, 2017 and $2 million at December 31, 2016, respectively.

(5)	Collateral pledged included held-to-maturity securities at amortized cost at both September 30, 2017 and December 31, 2016.
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
Derivative Transactions
Certain types of derivatives that the Company utilizes in its hedging activities are subject to derivatives clearing agreements (cleared derivatives contracts) under the Dodd-Frank Act. These cleared derivatives contracts enable clearing by a derivatives clearing organization through a clearing member. Under the contracts, the clearing member typically has a one-way right to offset all contracts in the event of the Company's default or bankruptcy. Collateral exchanged under these contracts is not included in the table above as the contracts may not qualify as master netting agreements. At September 30, 2017 and December 31, 2016, the Company had $92 million and $165 million, respectively, of cleared derivative contract assets. At September 30, 2017 and December 31, 2016, the Company had $30 million and $25 million, respectively, of cleared derivative contract liabilities.
In January 2017, a clearing organization through which the Company executes certain of its derivative contracts amended its rulebook to legally characterize variation margin payments as settlements of the derivatives' exposure rather than collateral against the exposure. For these contracts, amounts exchanged with counterparties are reflected as a reduction of the related derivative assets or liabilities, including accrued interest, on the consolidated balance sheet. At September 30, 2017, the Company had derivative assets and liabilities of $10 million and $20 million, respectively, excluding accrued interest, that were settled by variation margin payments and are therefore excluded from the table above.

E*TRADE | Q3 2017 10-Q	64

NOTE 5—AVAILABLE-FOR-SALE AND HELD-TO-MATURITY SECURITIES
The amortized cost and fair value of available-for-sale and held-to-maturity securities at September 30, 2017 and December 31, 2016 are shown in the following tables (dollars in millions):

	Amortized Cost	Gross Unrealized / Unrecognized Gains	Gross Unrealized / Unrecognized Losses	Fair Value
September 30, 2017:
Available-for-sale securities:
Debt securities:
Agency mortgage-backed securities	$17,809	$59	$(205)	$17,663
Agency debentures	969	34	(14)	989
U.S. Treasuries	452	6	(8)	450
Agency debt securities	34	—	(1)	33
Municipal bonds	31	—	—	31
Total debt securities	19,295	99	(228)	19,166
Publicly traded equity securities(1)	7	—	—	7
Total available-for-sale securities	$19,302	$99	$(228)	$19,173
Held-to-maturity securities:
Agency mortgage-backed securities	$19,850	$155	$(112)	$19,893
Agency debentures	400	—	(2)	398
Agency debt securities	2,658	24	(22)	2,660
Other	12	—	—	12
Total held-to-maturity securities	$22,920	$179	$(136)	$22,963

December 31, 2016:
Available-for-sale securities:
Debt securities:
Agency mortgage-backed securities	$12,946	$24	$(336)	$12,634
Agency debentures	791	18	(21)	788
U.S. Treasuries	452	—	(45)	407
Agency debt securities	25	—	(1)	24
Municipal bonds	32	—	—	32
Total debt securities	14,246	42	(403)	13,885
Publicly traded equity securities(1)	7	—	—	7
Total available-for-sale securities	$14,253	$42	$(403)	$13,892
Held-to-maturity securities:
Agency mortgage-backed securities	$12,868	$123	$(152)	$12,839
Agency debentures	29	—	—	29
Agency debt securities	2,854	26	(32)	2,848
Total held-to-maturity securities	$15,751	$149	$(184)	$15,716

(1)	Consists of investments in a mutual fund related to the Community Reinvestment Act.

E*TRADE | Q3 2017 10-Q	65

Contractual Maturities
The contractual maturities of all available-for-sale and held-to-maturity debt securities at September 30, 2017 are shown in the following table (dollars in millions):

	Amortized Cost	Fair Value
Available-for-sale debt securities:
Due within one year	$4	$4
Due within one to five years	121	118
Due within five to ten years	7,473	7,418
Due after ten years	11,697	11,626
Total available-for-sale debt securities	$19,295	$19,166
Held-to-maturity debt securities:
Due within one year	$214	$214
Due within one to five years	1,880	1,913
Due within five to ten years	5,418	5,432
Due after ten years	15,408	15,404
Total held-to-maturity debt securities	$22,920	$22,963
At September 30, 2017 and December 31, 2016, the Company pledged $4.3 billion and $0.5 billion, respectively, of held-to-maturity debt securities, and $0.5 million and $6 million of available-for-sale securities, respectively, for the same periods, as collateral for FHLB advances, derivatives and other purposes.

E*TRADE | Q3 2017 10-Q	66

Investments with Unrealized or Unrecognized Losses
The following tables show the fair value and unrealized or unrecognized losses on available-for-sale and held-to-maturity securities, aggregated by investment category, and the length of time that individual securities have been in a continuous unrealized or unrecognized loss position at September 30, 2017 and December 31, 2016 (dollars in millions):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized / Unrecognized Losses	Fair Value	Unrealized / Unrecognized Losses	Fair Value	Unrealized / Unrecognized Losses
September 30, 2017:
Available-for-sale securities:
Debt securities:
Agency mortgage-backed securities	$7,282	$(117)	$3,312	$(88)	$10,594	$(205)
Agency debentures	161	(3)	121	(11)	282	(14)
U.S. Treasuries	289	(8)	—	—	289	(8)
Agency debt securities	33	(1)	—	—	33	(1)
Municipal bonds	12	—	—	—	12	—
Total temporarily impaired available-for-sale securities	$7,777	$(129)	$3,433	$(99)	$11,210	$(228)
Held-to-maturity securities:
Agency mortgage-backed securities	$8,309	$(78)	$1,443	$(34)	$9,752	$(112)
Agency debentures	302	(2)	—	—	302	(2)
Agency debt securities	1,435	(20)	65	(2)	1,500	(22)
Total temporarily impaired held-to-maturity securities	$10,046	$(100)	$1,508	$(36)	$11,554	$(136)

December 31, 2016:
Available-for-sale securities:
Debt securities:
Agency mortgage-backed securities	$9,281	$(279)	$1,620	$(57)	$10,901	$(336)
Agency debentures	454	(21)	—	—	454	(21)
U.S. Treasuries	407	(45)	—	—	407	(45)
Agency debt securities	24	(1)	—	—	24	(1)
Municipal bonds	13	—	—	—	13	—
Publicly traded equity securities	7	—	—	—	7	—
Total temporarily impaired available-for-sale securities	$10,186	$(346)	$1,620	$(57)	$11,806	$(403)
Held-to-maturity securities:
Agency mortgage-backed securities	$5,929	$(123)	$1,272	$(29)	$7,201	$(152)
Agency debentures	18	—	—	—	18	—
Agency debt securities	1,739	(32)	18	—	1,757	(32)
Total temporarily impaired held-to-maturity securities	$7,686	$(155)	$1,290	$(29)	$8,976	$(184)
The Company does not believe that any individual unrealized loss in the available-for-sale portfolio or unrecognized loss in the held-to-maturity portfolio as of September 30, 2017 represents a credit loss. The

E*TRADE | Q3 2017 10-Q	67

Company does not intend to sell the debt securities in an unrealized or unrecognized loss position as of the balance sheet date and it is not more likely than not that the Company will be required to sell the debt securities before the anticipated recovery of its remaining amortized cost of the debt securities in an unrealized or unrecognized loss position at September 30, 2017.
There were no impairment losses recognized in earnings on available-for-sale or held-to-maturity securities during the nine months ended September 30, 2017 and 2016, respectively.
Gains on Securities and Other, Net
The following table shows the components of the gains on securities and other, net line item on the consolidated statement of income for the three and nine months ended September 30, 2017 and 2016 (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Gains on available-for-sale securities	$7	$17	$25	$46
Hedge ineffectiveness	(2)	(4)	(5)	(8)
Equity method investment income (loss) and other	1	1	3	(4)
Gains on securities and other, net	$6	$14	$23	$34
NOTE 6—LOANS RECEIVABLE, NET
Loans receivable, net at September 30, 2017 and December 31, 2016 are summarized as follows (dollars in millions):

	September 30,	December 31,
	2017	2016
One- to four-family	$1,531	$1,950
Home equity	1,197	1,556
Consumer and other	192	250
Total loans receivable	2,920	3,756
Unamortized premiums, net	12	16
Allowance for loan losses	(94)	(221)
Total loans receivable, net	$2,838	$3,551
During the three months ended June 30, 2017, the Company sold certain loans with a carrying value of $41 million for proceeds that approximated book value.
At September 30, 2017, the Company pledged $2.4 billion and $0.2 billion of loans as collateral to the FHLB and Federal Reserve Bank of Richmond, respectively. At December 31, 2016, the Company pledged $3.1 billion and $0.3 billion of loans as collateral to the FHLB and Federal Reserve Bank of Richmond, respectively.

E*TRADE | Q3 2017 10-Q	68

The following table presents the total recorded investment in loans receivable and allowance for loan losses by loans that have been collectively evaluated for impairment and those that have been individually evaluated for impairment by loan class at September 30, 2017 and December 31, 2016 (dollars in millions):

	Recorded Investment		Allowance for Loan Losses
	September 30,	December 31,	September 30,	December 31,
	2017	2016	2017	2016
Collectively evaluated for impairment:
One- to four-family	$1,327	$1,717	$15	$38
Home equity	1,023	1,361	39	120
Consumer and other	194	253	4	5
Total collectively evaluated for impairment	2,544	3,331	58	163
Individually evaluated for impairment:
One- to four-family	214	246	6	7
Home equity	174	195	30	51
Total individually evaluated for impairment	388	441	36	58
Total	$2,932	$3,772	$94	$221
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

E*TRADE | Q3 2017 10-Q	69

Credit Quality
The following tables show the distribution of the Company’s mortgage loan portfolios by credit quality indicator at September 30, 2017 and December 31, 2016 (dollars in millions):

	One- to Four-Family		Home Equity
	September 30,	December 31,	September 30,	December 31,
Current LTV/CLTV(1)	2017	2016	2017	2016
<=80%	$1,076	$1,308	$564	$686
80%-100%	292	413	319	414
100%-120%	102	143	201	274
>120%	61	86	113	182
Total mortgage loans receivable	$1,531	$1,950	$1,197	$1,556
Average estimated current LTV/CLTV (2)	71%	73%	85%	87%
Average LTV/CLTV at loan origination (3)	71%	71%	81%	81%

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

	One- to Four-Family		Home Equity
	September 30,	December 31,	September 30,	December 31,
Current FICO	2017	2016	2017	2016
>=720	$862	$1,121	$603	$778
719 - 700	140	179	114	156
699 - 680	111	153	100	141
679 - 660	93	121	89	117
659 - 620	128	154	115	149
<620	197	222	176	215
Total mortgage loans receivable	$1,531	$1,950	$1,197	$1,556
Concentrations of Credit Risk
One- to four-family loans include loans with an interest-only period, followed by an amortizing period. At September 30, 2017, over 99% of the loans were amortizing and this portfolio will be fully converted in 2018. The home equity loan portfolio consists of HEILs and HELOCs. HEILs are primarily fully amortizing loans that do not offer the option of an interest-only payment. The majority of HELOCs had an interest only draw period at origination and converted to amortizing loans at the end of the draw period. At September 30, 2017, 1% of the HELOC portfolio had not converted from the interest-only draw period and will be fully converted in 2019.
The average age of our mortgage and consumer loans receivable was 11.6 and 10.8 years at September 30, 2017 and December 31, 2016, respectively. Approximately 34% and 36% of the Company’s mortgage loans receivable were concentrated in California at September 30, 2017 and December 31, 2016, respectively. No other state had concentrations of mortgage loans that represented 10% or more of the Company’s mortgage loans receivable at September 30, 2017 and December 31, 2016.

E*TRADE | Q3 2017 10-Q	70

Delinquent Loans
The following table shows total loans receivable by delinquency category at September 30, 2017 and December 31, 2016 (dollars in millions):

	Current	30-89 Days Delinquent	90-179 Days Delinquent	180+ Days Delinquent	Total
September 30, 2017
One- to four-family	$1,363	$56	$27	$85	$1,531
Home equity	1,101	42	19	35	1,197
Consumer and other	188	4	—	—	192
Total loans receivable	$2,652	$102	$46	$120	$2,920
December 31, 2016
One- to four-family	$1,774	$67	$23	$86	$1,950
Home equity	1,442	43	18	53	1,556
Consumer and other	245	4	1	—	250
Total loans receivable	$3,461	$114	$42	$139	$3,756
One- to four-family loans are generally secured in a first lien position by real estate assets, reducing the potential loss when compared to an unsecured loan. Home equity loans are generally secured by real estate assets; however, the majority of these loans are secured in a second lien position, which substantially increases the potential loss when compared to a first lien position.
Nonperforming Loans
The following table shows the comparative data for nonperforming loans at September 30, 2017 and December 31, 2016 (dollars in millions):

	September 30,	December 31,
	2017	2016
One- to four-family	$196	$215
Home equity	109	136
Consumer and other	—	1
Total nonperforming loans receivable	$305	$352
At September 30, 2017 and December 31, 2016, the Company held $27 million and $35 million, respectively, of real estate owned that were acquired through foreclosure or through a deed in lieu of foreclosure or similar legal agreement. The Company held $105 million and $112 million of loans for which formal foreclosure proceedings were in process at September 30, 2017 and December 31, 2016, respectively.

E*TRADE | Q3 2017 10-Q	71

Allowance for Loan Losses
The following table provides a roll forward by loan portfolio of the allowance for loan losses for the three and nine months ended September 30, 2017 and 2016 (dollars in millions):

	Three Months Ended September 30, 2017
	One- to Four-Family	Home Equity	Consumer and other	Total
Allowance for loan losses, beginning of period	$29	$82	$5	$116
Provision (benefit) for loan losses	(12)	(17)	—	(29)
Charge-offs	—	(1)	(1)	(2)
Recoveries	4	5	—	9
Net (charge-offs) recoveries	4	4	(1)	7
Allowance for loan losses, end of period	$21	$69	$4	$94

	Three Months Ended September 30, 2016
	One- to Four-Family	Home Equity	Consumer and other	Total
Allowance for loan losses, beginning of period	$42	$245	$6	$293
Provision (benefit) for loan losses	2	(64)	—	(62)
Charge-offs	—	(4)	(1)	(5)
Recoveries	3	6	—	9
Net (charge-offs) recoveries	3	2	(1)	4
Allowance for loan losses, end of period	$47	$183	$5	$235

	Nine Months Ended September 30, 2017
	One- to Four-Family	Home Equity	Consumer and other	Total
Allowance for loan losses, beginning of period	$45	$171	$5	$221
Provision (benefit) for loan losses	(30)	(113)	1	(142)
Charge-offs	—	(6)	(4)	(10)
Recoveries	6	17	2	25
Net (charge-offs) recoveries	6	11	(2)	15
Allowance for loan losses, end of period	$21	$69	$4	$94

	Nine Months Ended September 30, 2016
	One- to Four-Family	Home Equity	Consumer and other	Total
Allowance for loan losses, beginning of period	$40	$307	$6	$353
Provision (benefit) for loan losses	2	(134)	1	(131)
Charge-offs	(1)	(13)	(5)	(19)
Recoveries	6	23	3	32
Net (charge-offs) recoveries	5	10	(2)	13
Allowance for loan losses, end of period	$47	$183	$5	$235
The benefit for loan losses of $142 million for the nine months ended September 30, 2017 reflected approximately $70 million of benefit recognized in the second quarter of 2017 resulting from the Company's refinement of default assumptions in the quantitative allowance methodology based on the sustained outperformance of converted mortgage loans that had been amortizing for 12 months or longer. In order to refine the default assumptions around the remaining population that had not yet started amortizing or that

E*TRADE | Q3 2017 10-Q	72

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
Impaired Loans—Troubled Debt Restructurings
The following table shows a summary of the Company’s recorded investment in TDRs that were on accrual and nonaccrual status, further disaggregated by delinquency status, in addition to the recorded investment in TDRs at September 30, 2017 and December 31, 2016 (dollars in millions):

		Nonaccrual TDRs
	Accrual TDRs(1)	Current(2)	30-89 Days Delinquent	90-179 Days Delinquent	180+ Days Delinquent	Total Recorded Investment in TDRs (3)(4)
September 30, 2017
One- to four-family	$88	$69	$15	$9	$33	$214
Home equity	108	36	10	5	15	174
Total	$196	$105	$25	$14	$48	$388
December 31, 2016
One- to four-family	$97	$90	$16	$8	$35	$246
Home equity	119	41	10	4	21	195
Total	$216	$131	$26	$12	$56	$441

(1)	Represents loans modified as TDRs that are current and have made six or more consecutive payments.

(2)	Represents loans modified as TDRs that are current but have not yet made six consecutive payments, bankruptcy loans and certain junior lien TDRs that have a delinquent senior lien.

(3)
The unpaid principal balance in one- to four-family TDRs was $212 million and $243 million at September 30, 2017 and December 31, 2016, respectively. For home equity loans, the recorded investment in TDRs represents the unpaid principal balance.

(4)
Total recorded investment in TDRs at September 30, 2017 consisted of $289 million of loans modified as TDRs and $99 million of loans that have been charged off due to bankruptcy notification. Total recorded investment in TDRs at December 31, 2016 consisted of $316 million of loans modified as TDRs and $125 million of loans that have been charged off due to bankruptcy notification.

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

E*TRADE | Q3 2017 10-Q	73

The following table shows the average recorded investment and interest income recognized both on a cash and accrual basis for the Company’s TDRs during the three and nine months ended September 30, 2017 and 2016 (dollars in millions):

	Average Recorded Investment		Interest Income Recognized
	Three Months Ended September 30,		Three Months Ended September 30,
	2017	2016	2017	2016
One- to four-family	$219	$264	$2	$2
Home equity	176	205	4	5
Total	$395	$469	$6	$7

	Average Recorded Investment		Interest Income Recognized
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
One- to four-family	$230	$275	$7	$7
Home equity	185	205	12	13
Total	$415	$480	$19	$20
The following table shows detailed information related to the Company’s TDRs and specific valuation allowances at September 30, 2017 and December 31, 2016 (dollars in millions):

	September 30, 2017			December 31, 2016
	Recorded Investment in TDRs	Specific Valuation Allowance	Net Investment in TDRs	Recorded Investment in TDRs	Specific Valuation Allowance	Net Investment in TDRs
With a recorded allowance:
One- to four-family	$53	$6	$47	$61	$7	$54
Home equity	$88	$30	$58	$111	$51	$60
Without a recorded allowance:(1)
One- to four-family	$161	$—	$161	$185	$—	$185
Home equity	$86	$—	$86	$84	$—	$84
Total:
One- to four-family	$214	$6	$208	$246	$7	$239
Home equity	$174	$30	$144	$195	$51	$144

(1)	Represents loans where the discounted cash flow analysis or collateral value is equal to or exceeds the recorded investment in the loan.

E*TRADE | Q3 2017 10-Q	74

The following tables provide the number of loans and post-modification balances immediately after being modified by major class during the three and nine months ended September 30, 2017 and 2016 (dollars in millions):

	Three Months Ended September 30, 2017
		Interest Rate Reduction
	Number of Loans	Re-age/ Extension/ Interest Capitalization	Other with Interest Rate Reduction	Other(1)	Total
One- to four-family	7	$3	$—	$—	$3
Home equity	46	4	—	—	4
Total	53	$7	$—	$—	$7

	Three Months Ended September 30, 2016
		Interest Rate Reduction
	Number of Loans	Re-age/ Extension/ Interest Capitalization	Other with Interest Rate Reduction	Other(1)	Total
One- to four-family	11	$2	$—	$2	$4
Home equity	102	2	—	5	7
Total	113	$4	$—	$7	$11

	Nine Months Ended September 30, 2017
		Interest Rate Reduction
	Number of Loans	Re-age/ Extension/ Interest Capitalization	Other with Interest Rate Reduction	Other(1)	Total
One- to four-family	19	$6	$—	$1	$7
Home equity	260	9	1	9	19
Total	279	$15	$1	$10	$26

	Nine Months Ended September 30, 2016
		Interest Rate Reduction
	Number of Loans	Re-age/ Extension/ Interest Capitalization	Other with Interest Rate Reduction	Other(1)	Total
One- to four-family	32	$8	$—	$4	$12
Home equity	459	7	3	23	33
Total	491	$15	$3	$27	$45

(1)	Amounts represent loans whose terms were modified in a manner that did not result in an interest rate reduction, including re-aged loans, extensions, and loans with capitalized interest.

E*TRADE | Q3 2017 10-Q	75

NOTE 7—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The Company enters into derivative transactions primarily to protect against interest rate risk on the value of certain assets. Each derivative instrument is recorded on the consolidated balance sheet at fair value as a freestanding asset or liability. The following table summarizes the fair value of derivatives as reported in the consolidated balance sheet at September 30, 2017 and December 31, 2016 (dollars in millions):

		Fair Value(1)
	Notional	Asset(2)	Liability(3)	Net(4)
September 30, 2017
Interest rate contracts:
Fair value hedges	$7,092	$92	$(37)	$55
Total derivatives designated as hedging instruments(5)	$7,092	$92	$(37)	$55
December 31, 2016
Interest rate contracts:
Fair value hedges	$3,862	$165	$(31)	$134
Total derivatives designated as hedging instruments(5)	$3,862	$165	$(31)	$134

(1)
At September 30, 2017, excludes derivative assets and liabilities of $10 million and $20 million, respectively, that were executed through a central clearing organization and were settled by variation margin payments. See Note 4—Offsetting Assets and Liabilities for additional information.

(2)	Reflected in the other assets line item on the consolidated balance sheet.

(3)	Reflected in the other liabilities line item on the consolidated balance sheet.

(4)	Represents net fair value of derivative instruments for disclosure purposes only.

(5)	All derivatives were designated as hedging instruments at September 30, 2017 and December 31, 2016.
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

E*TRADE | Q3 2017 10-Q	76

The following table summarizes the effect of interest rate contracts designated as fair value hedges and related hedged items on the consolidated statement of income for the three and nine months ended September 30, 2017 and 2016 (dollars in millions):

	Three Months Ended September 30,
	2017			2016
	Hedging Instrument	Hedged Item	Hedge Ineffectiveness(1)	Hedging Instrument	Hedged Item	Hedge Ineffectiveness(1)
Agency debentures	$(1)	$1	$—	$1	$(3)	$(2)
Agency mortgage-backed securities	4	(6)	(2)	14	(16)	(2)
Total gains (losses) included in earnings	$3	$(5)	$(2)	$15	$(19)	$(4)

	Nine Months Ended September 30,
	2017			2016
	Hedging Instrument	Hedged Item	Hedge Ineffectiveness(1)	Hedging Instrument	Hedged Item	Hedge Ineffectiveness(1)
Agency debentures	$(7)	$7	$—	$(89)	$85	$(4)
Agency mortgage-backed securities	(29)	24	(5)	(100)	96	(4)
Total gains (losses) included in earnings	$(36)	$31	$(5)	$(189)	$181	$(8)

(1)	Reflected in the gains on securities and other, net line item on the consolidated statement of income.
NOTE 8—DEPOSITS
Deposits are summarized as follows (dollars in millions):

	Amount		Weighted-Average Rate
	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Sweep deposits	$36,507	$26,362	0.01%	0.01%
Savings deposits	3,011	3,185	0.01%	0.01%
Other deposits(1)(2)	2,025	2,135	0.03%	0.03%
Total deposits	$41,543	$31,682	0.01%	0.01%

(1)	Includes checking deposits, money market and time deposits.

(2)	As of September 30, 2017 and December 31, 2016, the Company had $202 million and $177 million in non-interest bearing deposits, respectively.

E*TRADE | Q3 2017 10-Q	77

NOTE 9—OTHER BORROWINGS
Other borrowings at September 30, 2017 and December 31, 2016 are summarized as follows (dollars in millions):

	September 30,	December 31,
	2017	2016
FHLB advances	$200	$—
Trust preferred securities (1)	409	409
Total other borrowings	$609	$409

(1)	Trust preferred securities begin maturing in 2031.
External Lines of Credit maintained at E*TRADE Securities
E*TRADE Securities' external liquidity lines total approximately $1.1 billion as of September 30, 2017 and include the following:

•	A 364-day, $450 million senior unsecured committed revolving credit facility with a syndicate of banks, with a maturity date of June 2018

•	Secured committed lines of credit with two unaffiliated banks, aggregating to $175 million, with a maturity date of June 2018

•	Unsecured uncommitted lines of credit with two unaffiliated banks aggregating to $75 million, of which $50 million has a maturity date of June 2018 and the remaining line has no maturity date

•	Secured uncommitted lines of credit with several unaffiliated banks aggregating to $375 million with no maturity date
The revolving credit facility contains maintenance covenants related to E*TRADE Securities' minimum consolidated tangible net worth and regulatory net capital ratio. There were no outstanding balances for these lines at September 30, 2017.

E*TRADE | Q3 2017 10-Q	78

NOTE 10—CORPORATE DEBT
Corporate debt at September 30, 2017 and December 31, 2016 is outlined in the following table (dollars in millions):

	Face Value	Discount	Net
September 30, 2017
Interest-bearing notes:
2.95% Notes, due 2022	$600	$(5)	$595
3.80% Notes, due 2027	400	(4)	396
Total corporate debt	$1,000	$(9)	$991

December 31, 2016
Interest-bearing notes:
5.375% Notes, due 2022	$540	$(5)	$535
4.625% Notes, due 2023	460	(4)	456
Total interest-bearing notes	1,000	(9)	991
Non-interest-bearing debt:
0% Convertible debentures, due 2019	3	—	3
Total corporate debt	$1,003	$(9)	$994
Issuance of Corporate Debt
During the three months ended September 30, 2017, the Company issued $1 billion in aggregate principal amount of Senior Notes in two tranches. The first tranche of $600 million aggregate principal amount of Senior Notes due 2022 bears interest at an annual rate of 2.95% and will mature on August 24, 2022. The second tranche of $400 million aggregate principal amount of Senior Notes due 2027 bears interest at an annual rate of 3.80% and will mature on August 24, 2027 (together with the first tranche, the “Notes”). The Notes will be our general unsecured senior obligations and rank equally with our other unsecured senior indebtedness. The Notes will effectively rank junior to our secured indebtedness, if any, to the extent of the collateral securing such indebtedness and all liabilities of our subsidiaries. The Notes will not be guaranteed by our subsidiaries.
The net proceeds from the sale of the Notes were used, along with existing corporate cash, to redeem all $540 million aggregate principal amount of our outstanding 5.375% Senior Notes due 2022 and all $460 million aggregate principal amount of our outstanding 4.625% Senior Notes due 2023, including associated redemption premiums, accrued interest, and related fees and expenses. In connection with the redemption, we recognized a loss on early extinguishment of debt of approximately $58 million, consisting of the difference between the carrying value of the debt redeemed and total cash amount paid (including related fees and expenses), together with the unamortized debt issuance costs.
Conversions of Convertible Debentures
During the nine months ended September 30, 2017, $3 million of the Company’s convertible debentures were converted into 0.3 million shares of common stock.
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

E*TRADE | Q3 2017 10-Q	79

committed revolving credit facility will mature on June 23, 2020. At September 30, 2017, there was no outstanding balance under this revolving credit facility.
NOTE 11—SHAREHOLDERS' EQUITY
The following tables present after-tax changes in each component of accumulated other comprehensive income (loss) for the nine months ended September 30, 2017 and 2016 (dollars in millions):

	Available-for-Sale Securities	Foreign Currency Translation	Total
Balance, December 31, 2016	$(139)	$2	$(137)
Other comprehensive income before reclassifications	46	—	46
Amounts reclassified from accumulated other comprehensive loss	(5)	(2)	(7)
Net change	41	(2)	39
Balance, March 31, 2017	$(98)	$—	$(98)
Other comprehensive income before reclassifications	42	—	42
Amounts reclassified from accumulated other comprehensive loss	(6)	—	(6)
Net change	36	—	36
Balance, June 30, 2017	$(62)	$—	$(62)
Other comprehensive income before reclassifications	16	—	16
Amounts reclassified from accumulated other comprehensive loss	(4)	—	(4)
Net change	12	—	12
Balance, September 30, 2017	$(50)	$—	$(50)

E*TRADE | Q3 2017 10-Q	80

	Available-for-Sale Securities	Foreign Currency Translation	Total
Balance, December 31, 2015	$(101)	$2	$(99)
Other comprehensive income before reclassifications	94	—	94
Amounts reclassified from accumulated other comprehensive loss	(9)	—	(9)
Net change	85	—	85
Balance, March 31, 2016	$(16)	$2	$(14)
Other comprehensive income before reclassifications	69	—	69
Amounts reclassified from accumulated other comprehensive income	(9)	—	(9)
Net change	60	—	60
Balance, June 30, 2016	$44	$2	$46
Other comprehensive income before reclassifications	3	—	3
Amounts reclassified from accumulated other comprehensive income	(10)	—	(10)
Net change	(7)	—	(7)
Balance, September 30, 2016	$37	$2	$39
The following table presents other comprehensive income activity and the related tax effect for the three and nine months ended September 30, 2017 and 2016 (dollars in millions):

	Three Months Ended September 30,
	2017			2016
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
Other comprehensive income
Available-for-sale securities:
Unrealized gains, net	$26	$(10)	$16	$5	$(2)	$3
Reclassification into earnings, net	(7)	3	(4)	(17)	7	(10)
Net change from available-for-sale securities	19	(7)	12	(12)	5	(7)
Other comprehensive income	$19	$(7)	$12	$(12)	$5	$(7)

	Nine Months Ended September 30,
	2017			2016
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
Other comprehensive income
Available-for-sale securities:
Unrealized gains, net	$170	$(66)	$104	$269	$(103)	$166
Reclassification into earnings, net	(24)	9	(15)	(46)	18	(28)
Net change from available-for-sale securities	146	(57)	89	223	(85)	138
Reclassification of foreign currency translation gains	(2)	—	(2)	—	—	—
Other comprehensive income	$144	$(57)	$87	$223	$(85)	$138

E*TRADE | Q3 2017 10-Q	81

The following table presents the consolidated statement of income line items impacted by reclassifications out of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2017 and 2016 (dollars in millions):

Accumulated Other Comprehensive Income (Loss) Components	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)				Affected Line Items in the Consolidated Statement of Income
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Available-for-sale securities:
	$7	$17	$24	$46	Gains on securities and other, net
	(3)	(7)	(9)	(18)	Income tax expense
	$4	$10	$15	$28	Reclassification into earnings, net

Foreign currency translation:
	$—	$—	$2	$—	Other non-interest expenses
	$—	$—	$2	$—	Reclassification into earnings, net
Preferred Stock Dividends
On February 2, 2017, the Company's Board of Directors declared a dividend of $32.64 per share, or $13 million, to holders of record of the Series A Preferred stock as of February 28, 2017. The dividend was paid on March 15, 2017. On August 2, 2017, the Company's Board of Directors declared a dividend of $29.38 per share, or $12 million, to holders of record of the Series A Preferred stock as of August 31, 2017. The dividend was paid on September 15, 2017.
Share Repurchases
On July 20, 2017, the Company announced that its Board of Directors authorized the repurchase of up to $1 billion of shares of its common stock. As of September 30, 2017, the Company repurchased a total of $187 million, or 4.6 million shares, of common stock under this program. As of September 30, 2017, $813 million remained available for additional repurchases. As of October 31, 2017, the Company has subsequently repurchased an additional 1.0 million shares of common stock at an average price of $43.53. The Company accounts for share repurchases retired after repurchase by allocating the excess repurchase price over par to additional paid-in-capital.

E*TRADE | Q3 2017 10-Q	82

NOTE 12—EARNINGS PER SHARE
The following table presents a reconciliation of basic and diluted earnings per common share (in millions, except share data and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net income	$147	$139	$485	$425
Preferred stock dividends	12	—	25	—
Net income available to common shareholders	$135	$139	$460	$425

Share data (in thousands):
Basic weighted-average shares outstanding	273,441	274,362	274,565	278,864
Effect of weighted average dilutive securities:
Restricted stock and options	1,134	792	1,029	861
Convertible debentures	19	318	109	411
Diluted weighted-average shares outstanding	274,594	275,472	275,703	280,136

Basic earnings per common share	$0.49	$0.51	$1.67	$1.53
Diluted earnings per common share	$0.49	$0.51	$1.67	$1.52

E*TRADE | Q3 2017 10-Q	83

NOTE 13—REGULATORY REQUIREMENTS
Broker-Dealer and FCM Capital Requirements
The Company’s U.S. broker-dealer subsidiary is subject to the Uniform Net Capital Rule under the Securities Exchange Act of 1934 administered by the SEC and FINRA, which requires the maintenance of minimum net capital. E*TRADE Securities is required to maintain net capital equal to the greater of $250,000 or 2% of aggregate debit balances arising from customer transactions. The Company’s international broker-dealer subsidiary is subject to capital requirements determined by its respective regulator.
The Company’s FCM subsidiary, E*TRADE Futures, is subject to CFTC net capital requirements, including the maintenance of adjusted net capital equal to or in excess of the greater of (1) $1,000,000, (2) the FCM's risk-based capital requirement, computed as 8% of the total risk margin requirements for all positions carried in customer and non-customer accounts, or (3) the amount of adjusted net capital required by the NFA.
At September 30, 2017 and December 31, 2016, all of the Company’s broker-dealer and FCM subsidiaries met minimum net capital requirements. The table below summarizes the minimum capital requirements and excess capital for the Company’s broker-dealer and FCM subsidiaries at September 30, 2017 and December 31, 2016 (dollars in millions):

	Required Net Capital	Net Capital	Excess Net Capital
September 30, 2017:
E*TRADE Securities(1)(2)	$199	$1,179	$980
E*TRADE Futures(2)	4	18	14
International broker-dealer	—	24	24
Total	$203	$1,221	$1,018
December 31, 2016:
E*TRADE Securities(1)	$158	$969	$811
OptionsHouse(3)	1	22	21
International broker-dealer	—	21	21
Total	$159	$1,012	$853

(1)	Elected to use the Alternative method to compute required net capital.

(2)
E*TRADE Securities paid dividends of $220 million to the parent company during the nine months ended September 30, 2017. In August 2017, all brokerage accounts and brokerage customer-related assets and obligations of OptionsHouse were transferred in connection with the integration. Upon completion of this transaction OptionsHouse was renamed E*TRADE Futures and E*TRADE Securities' futures accounts and futures customer-related assets and obligations were transferred to E*TRADE Futures.

(3)	Elected to use the Aggregate Indebtedness method to compute net capital; however, as OptionsHouse was an FCM, the prescribed fixed-dollar minimum capital requirement was $1 million.
Bank Capital Requirements
E*TRADE Financial and E*TRADE Bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can trigger certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on E*TRADE Financial’s and E*TRADE Bank’s financial condition and results of operations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, E*TRADE Financial and E*TRADE Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. In addition, E*TRADE Bank may not pay dividends to the parent company without the non-

E*TRADE | Q3 2017 10-Q	84

objection, or in certain cases the approval, of its regulators, and any loans by E*TRADE Bank to the parent company and its other non-bank subsidiaries are subject to various quantitative, arm’s length, collateralization and other requirements. E*TRADE Financial’s and E*TRADE Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.
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

	September 30, 2017					December 31, 2016
	Actual		Well Capitalized Minimum Capital		Excess Capital	Actual		Well Capitalized Minimum Capital		Excess Capital
	Amount	Ratio	Amount	Ratio	Amount	Amount	Ratio	Amount	Ratio	Amount
E*TRADE Financial(1)
Tier 1 leverage	$4,100	7.2%	$2,862	5.0%	$1,238	$3,610	7.8%	$2,316	5.0%	$1,294
Common equity Tier 1 capital	$3,818	35.2%	$706	6.5%	$3,112	$3,483	37.0%	$612	6.5%	$2,871
Tier 1 risk-based capital	$4,100	37.8%	$868	8.0%	$3,232	$3,610	38.3%	$754	8.0%	$2,856
Total risk-based capital	$4,608	42.4%	$1,085	10.0%	$3,523	$4,148	44.0%	$942	10.0%	$3,206

	September 30, 2017					December 31, 2016
	Actual		Well Capitalized Minimum Capital		Excess Capital	Actual		Well Capitalized Minimum Capital		Excess Capital
	Amount	Ratio	Amount	Ratio	Amount	Amount	Ratio	Amount	Ratio	Amount
E*TRADE Bank(1)
Tier 1 leverage	$3,564	7.7%	$2,323	5.0%	$1,241	$3,132	8.8%	$1,786	5.0%	$1,346
Common equity Tier 1 capital	$3,564	35.5%	$653	6.5%	$2,911	$3,132	38.3%	$532	6.5%	$2,600
Tier 1 risk-based capital	$3,564	35.5%	$803	8.0%	$2,761	$3,132	38.3%	$655	8.0%	$2,477
Total risk-based capital	$3,658	36.4%	$1,004	10.0%	$2,654	$3,237	39.5%	$819	10.0%	$2,418

(1)
The Basel III final rule introduces a capital conservation buffer that limits a banking organization’s ability to make capital distributions and discretionary bonus payments to executive officers if a banking organization fails to maintain a Common Equity Tier 1 capital conservation buffer of more than 2.5%, on a fully phased-in basis, of total risk-weighted assets above each of the following minimum risk-based capital ratio requirements: Common Equity Tier 1 capital (4.5%), Tier 1 (6.0%), and total risk-based capital (8.0%). This requirement was effective beginning on January 1, 2016, and will be fully phased-in by 2019. See Overview—Regulatory Developments for additional information.

E*TRADE | Q3 2017 10-Q	85

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
Litigation Matters
On October 27, 2000, Ajaxo, Inc. (Ajaxo) filed a complaint in the Superior Court for the State of California, County of Santa Clara. Ajaxo sought damages and certain non-monetary relief for the Company’s alleged breach of a non-disclosure agreement with Ajaxo pertaining to certain wireless technology that Ajaxo offered the Company as well as damages and other relief against the Company for their alleged misappropriation of Ajaxo’s trade secrets. Following a jury trial, a judgment was entered in 2003 in favor of Ajaxo against the Company for $1 million for breach of the Ajaxo non-disclosure agreement. The trial court subsequently denied Ajaxo’s requests for additional damages and relief following which Ajaxo appealed. Although the Company paid Ajaxo the full amount due on the above-described judgment, the case was remanded back to the trial court by the California Court of Appeal, and on May 30, 2008, a jury returned a verdict in favor of the Company denying all claims raised and demands for damages against the Company. After various appeals the case was again remanded back to the trial court. Following the third trial of the matter, in a Judgment and Statement of Decision filed September 16, 2015, the Court denied all claims for royalties by Ajaxo. Ajaxo’s post-trial motions were denied. Ajaxo has appealed to the Court of Appeal, Sixth District. Briefing of this appeal is expected to continue to November 21, 2017. The Company will continue to defend itself vigorously in this matter.
On May 16, 2011, Droplets Inc., the holder of two patents pertaining to user interface servers, filed a complaint in the U.S. District Court for the Eastern District of Texas against E*TRADE Financial Corporation, E*TRADE Securities, E*TRADE Bank and multiple other unaffiliated financial services firms. The plaintiff contends that the defendants engaged in patent infringement under federal law and seeks unspecified damages and an injunction against future infringements, plus royalties, costs, interest and attorneys’ fees. On March 28, 2012, a change of venue was granted and the case was transferred to the United States District Court for the Southern District of New York. The Company's motion for summary judgment on the grounds of non-infringement was granted by the U.S. District Court in a Decision and Order dated March 9, 2015. All remaining claims are stayed pending resolution of issues on Droplet's remaining patents under review by the Patent Trial and Appeal Board (PTAB). After a hearing, the PTAB deemed Droplets’ putative '115 patent to be “unpatentable” on June 23, 2016. In a separate proceeding, the PTAB has also separately deemed Droplets’ putative '838 patent to be “unpatentable.” Droplets has appealed to the Circuit Court of Appeals for the District of Columbia. The briefing was completed on July 24, 2017, and oral argument has not yet been scheduled. The Company will continue to defend itself vigorously in this matter.
On April 30, 2013, a putative class action was filed by John Scranton, on behalf of himself and a class of persons similarly situated, against E*TRADE Financial Corporation and E*TRADE Securities in the Superior Court of California, County of Santa Clara, pursuant to the California procedures for a private Attorney General action. The complaint alleged that the Company misrepresented through its website that it would always automatically exercise options that were in-the-money by $0.01 or more on expiration date. The plaintiffs allege violations of the California Unfair Competition Law, the California Consumer Remedies Act, fraud, misrepresentation, negligent misrepresentation and breach of fiduciary duty and plaintiffs seek unspecified damages. Final judgment was entered in the Company's favor on April 8, 2015, and the plaintiff filed an appeal. The briefing is complete and oral argument was heard on October 24, 2017. The Company will continue to defend itself vigorously in this matter.

E*TRADE | Q3 2017 10-Q	86

On March 26, 2015, a putative class action was filed in the U.S. District Court for the Northern District of California by Ty Rayner, on behalf of himself and all others similarly situated, naming E*TRADE Financial Corporation and E*TRADE Securities as defendants. The complaint alleges that E*TRADE breached a fiduciary duty and unjustly enriched itself in connection with the routing of its customers’ orders to various market-makers and exchanges. The plaintiff seeks unspecified damages, declaratory relief, restitution, disgorgement of payments received by the Company, and attorneys’ fees. On July 23, 2016, a putative class action was filed in the U.S. District Court for the Southern District of New York by Craig L. Schwab, on behalf of himself and others similarly situated, naming E*TRADE Financial Corporation, E*TRADE Securities, and former Company executives as defendants. The complaint alleges that E*TRADE violated federal securities laws in connection with the routing of its customers’ orders to various market-makers and exchanges. The plaintiff seeks unspecified damages, declaratory relief, restitution, disgorgement of payments received by the Company, and attorneys’ fees. By stipulation both matters are now venued in the Southern District of New York. On April 2, 2017, the District Court dismissed the complaint in Rayner. The plaintiffs in Rayner appealed. Oral argument on the appeal is scheduled for December 8, 2017. On July 10, the Court dismissed the Schwab claims without prejudice. The plaintiff in Schwab filed a third amended complaint on August 9, 2017, which E*TRADE has moved to dismiss. The Company will continue to defend itself vigorously in these matters.
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

E*TRADE | Q3 2017 10-Q	87

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
The Company’s equity method, cost method and other investments are generally limited liability investments in partnerships, companies and other similar entities, including tax credit partnerships and community development entities, which are not required to be consolidated. The Company had $115 million in unfunded commitments with respect to these investments at September 30, 2017.
At September 30, 2017, the Company had approximately $21 million of certificates of deposit scheduled to mature in less than one year.
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
During the 30-year period prior to the redemption of the TRUPs, ETBH guarantees the accrued and unpaid distributions on these securities, as well as the redemption price of the securities and certain costs that may be incurred in liquidating, terminating or dissolving the trusts (all of which would otherwise be payable by the trusts). At September 30, 2017, management estimated that the maximum potential liability under this arrangement, including the current carrying value of the trusts, was equal to approximately $416 million or the total face value of these securities plus accrued interest payable, which may be unpaid at the termination of the trust arrangement.

E*TRADE | Q3 2017 10-Q	88

NOTE 15—SUBSEQUENT EVENTS
Trust Company of America acquisition
On October 19, 2017, we announced an agreement to acquire Trust Company of America, Inc., a leading provider of technology solutions and custody services to the independent registered investment adviser market, for $275 million in cash. The Company anticipates funding the transaction through the issuance of non-cumulative perpetual preferred stock. The acquisition is expected to close in the second quarter of 2018, subject to customary closing conditions and regulatory approvals.

E*TRADE | Q3 2017 10-Q	89

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

(b)
There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2017, identified in connection with management's evaluation required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

E*TRADE | Q3 2017 10-Q	90

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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The table below shows the timing and impact of our share repurchase program, if applicable, and the shares withheld from employees to satisfy tax withholding obligations during the three months ended September 30, 2017 (dollars in millions, except share data and per share amounts):

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of the Publicly Announced Plan(3)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan(3)
July 1, 2017 - July 31, 2017	652,118	$41.27	650,000	$973.2
August 1, 2017 - August 31, 2017	2,556,962	$40.60	2,555,800	$869.4
September 1, 2017 - September 30, 2017	1,533,555	$40.54	1,394,050	$813.0
Total	4,742,635	$40.67	4,599,850

(1)	Includes 142,785 shares withheld to satisfy tax withholding obligations associated with restricted shares.

(2)	Excludes commission paid, if any.

(3)
On July 20, 2017, the Company announced that its Board of Directors authorized the repurchase of up to $1 billion of shares of its common stock. The timing and exact amount of any common stock repurchases will depend on various factors, including market conditions and the Company's capital position.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.     MINE SAFETY DISCLOSURES
Not applicable.

E*TRADE | Q3 2017 10-Q	91

ITEM 5.    OTHER INFORMATION
None.
ITEM 6.    EXHIBITS

Exhibit Number	Description

4.1
Indenture, dated as of August 24, 2017, between E*TRADE Financial Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on August 24, 2017).

4.2
First Supplemental Indenture, dated as of August 24, 2017, between E*TRADE Financial Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on August 24, 2017).

4.3
Second Supplemental Indenture, dated as of August 24, 2017, between E*TRADE Financial Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on August 24, 2017).

4.4	Form of 2.950% Senior Notes due 2022 (included in Exhibit 4.2)

4.5	Form of 3.800% Senior Notes due 2027 (included in Exhibit 4.3)

*10.1	Form of Indemnification Agreement for Directors

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

E*TRADE | Q3 2017 10-Q	92

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: November 2, 2017

E*TRADE Financial Corporation (Registrant)

By	/S/ KARL A. ROESSNER
Karl A. Roessner
Chief Executive Officer
(Principal Executive Officer)

By	/S/ MICHAEL A. PIZZI
Michael A. Pizzi
Chief Financial Officer
(Principal Financial Officer)

By	/S/ BRENT B. SIMONICH
Brent B. Simonich
Corporate Controller
(Principal Accounting Officer)

E*TRADE | Q3 2017 10-Q	93