Form 10-K
period 2017-12-31
E TRADE FINANCIAL CORP
filed 2018-02-21
CIK 1015780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-K
______________________________________
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒
At June 30, 2017, the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $8.0 billion (based upon the closing price per share of the registrant's common stock as reported by the NASDAQ Global Select Market on that date). Shares of common stock held by each officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliates' status is not necessarily a conclusive determination for other purposes.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
As of February 16, 2018, there were 266,334,340 shares of common stock outstanding.
Documents Incorporated by Reference: Certain portions of the definitive Proxy Statement related to the Company’s 2018 Annual Meeting of Stockholders, to be filed hereafter (incorporated into Part III hereof).

E*TRADE FINANCIAL CORPORATION
FORM 10-K ANNUAL REPORT
For the Year Ended December 31, 2017

E*TRADE 2017 10-K | Page i

Unless otherwise indicated, references to "the Company," "we," "us," "our," "E*TRADE" and "E*TRADE Financial" mean E*TRADE Financial Corporation and its subsidiaries, and references to the parent company mean E*TRADE Financial Corporation but not its subsidiaries.
E*TRADE, E*TRADE Financial, E*TRADE Bank, the Converging Arrows logo, OptionsHouse and Equity Edge Online are registered trademarks of E*TRADE Financial Corporation in the United States and in other countries. All other trademarks are the property of their respective owners.

E*TRADE 2017 10-K | Page ii

PART I

FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. These statements discuss, among other things, our future plans, objectives, outlook, strategies, expectations and intentions relating to our business and future financial and operating results and the assumptions that underlie these matters and include statements regarding our capital plan initiatives and expected balance sheet size, the payment of dividends from our subsidiaries to our parent company, the management of our legacy loan portfolio, our ability to utilize deferred tax assets, the expected implementation and applicability of government regulation and our ability to comply with these regulations, continued repurchases of our common stock, payment of dividends on our preferred stock, our ability to meet upcoming debt obligations, the integration and related restructuring costs of past and any future acquisitions, the expected outcome of existing or new litigation, our ability to execute our business plans and manage risk, the potential decline of fees and service charges, the future sources of revenue, expense and liquidity and any other statement that is not historical in nature. These statements may be identified by the use of words such as "assume," "expect," "believe," "may," "will," "should," "anticipate," "intend," "plan," "estimate," "continue" and similar expressions. We caution that actual results could differ materially from those discussed in these forward-looking statements. Important factors that could contribute to our actual results differing materially from any forward-looking statements include, but are not limited to, changes in business, economic or political condition, performance, volume and volatility in the equity and capital markets, changes in interest rates or interest rate volatility, customer demand for financial products and services, our ability to continue to compete effectively and respond to aggressive price competition within our industry, cyber security threats, potential system disruptions and other security breaches or incidents, our ability to participate in consolidation opportunities in our industry, to complete consolidation transactions and to realize synergies or implement integration plans, our ability to service our corporate debt and, if necessary, to raise additional capital, changes in government regulation or actions by our regulators, including those that may result from the implementation and enforcement of regulatory reform legislation, our ability to move capital to our parent company from our subsidiaries, adverse developments in litigation, our ability to manage our balance sheet growth, the timing, duration and costs associated with our stock repurchase program and other factors discussed under MD&A and Item 1A. Risk Factors of this Form 10-K; and elsewhere in this report and in other reports we file with the Securities and Exchange Commission (SEC). By their nature forward-looking statements are not guarantees of future performance or results and are subject to risks, uncertainties and assumptions that are difficult to predict or quantify. Actual future results may vary materially from expectations expressed or implied in this report or any of our prior communications. The forward-looking statements contained in this report reflect our expectations only as of the date of this report. Investors should not place undue reliance on forward-looking statements, as we do not undertake to update or revise forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statements were made, except as required by law.

E*TRADE 2017 10-K | Page 1

ITEM 1.    BUSINESS

OVERVIEW
We are a financial services company that provides online brokerage and related products and services primarily to individual retail investors. Founded on the principle of innovation, we aim to enhance the financial independence of traders and investors through a powerful digital experience that includes tools and educational material, supported by professional guidance, to help individual investors and traders meet their near- and long-term investing goals. We provide these services to customers through our digital platforms and network of industry-licensed customer service representatives and financial consultants, over the phone, by email and online via two national financial centers and in-person at 30 regional financial centers across the United States. We operate federally chartered savings banks with the primary purpose of maximizing the value of deposits generated through our brokerage business.
Our corporate offices are located at 11 Times Square, 32nd Floor, New York, New York 10036. We were incorporated in California in 1982 and reincorporated in Delaware in July 1996. We had approximately 3,600 employees at December 31, 2017. We operate directly and through several subsidiaries, many of which are overseen by governmental and self-regulatory organizations (SROs). Substantially all of our revenues for the years ended December 31, 2017, 2016 and 2015 were derived from our operations in the United States. Our most important subsidiaries are described below:

•	E*TRADE Securities LLC (E*TRADE Securities) is a registered broker-dealer that clears and settles customer securities transactions.

•
E*TRADE Bank is a federally chartered savings bank that provides Federal Deposit Insurance Corporation (FDIC) insurance on qualifying amounts of customer deposits and provides other banking and cash management capabilities.

•	E*TRADE Savings Bank, a subsidiary of E*TRADE Bank, is a federally chartered savings bank that provides FDIC insurance on qualifying amounts of customer deposits.

•	E*TRADE Futures LLC (E*TRADE Futures) is a registered non-clearing Futures Commission Merchant (FCM) that provides clearing and settlement services for customer futures transactions.

•	E*TRADE Capital Management, LLC (E*TRADE Capital Management) is a registered investment adviser that provides investment advisory services for our customers.

•	E*TRADE Financial Corporate Services is a provider of software and services for managing equity compensation plans to our corporate clients.

E*TRADE 2017 10-K | Page 2

Delivering a powerful digital offering to our customers is a core pillar of our business strategy and we believe our focus on being a digital leader in the financial services industry is a competitive advantage. Our hybrid delivery model is available through the following award-winning digital platforms:

Web
Our leading-edge sites for customers and our primary channel to interact with prospects

• Access to a broad range of trading solutions • Actionable ideas and information • Research and education for decision making

Mobile
Powerful trading applications for smartphones, tablets and watches

• Award-winning mobile apps • Platforms to manage accounts on the move • Stock and portfolio alerts

Active Trading Platforms
Powerful software and web-based trading solutions

• Sophisticated trading tools • Idea generation and analysis • Advanced portfolio and market tracking

STRATEGY
Our business strategy is centered on two key objectives: accelerating the growth of our core brokerage business to improve market share, and generating robust earnings growth and healthy returns on capital to deliver long-term value for our shareholders.
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

E*TRADE 2017 10-K | Page 3

•	Put capital to work for shareholders
As we continue to deliver on our capital plan initiatives, we are focused on generating and effectively deploying excess capital, including through our share repurchase program, for the benefit of our shareholders.

PRODUCTS AND SERVICES
We offer a broad range of products and services to our customers. Our core brokerage business is organized into three product areas: Trading, Investing and Corporate Services. Additionally, we offer banking and cash management capabilities, including FDIC-insured deposit accounts, which are fully integrated into customer brokerage accounts. Among other features, customers have access to debit cards with ATM fee refunds, online and mobile bill pay, mobile check deposits, Apple Pay and E*TRADE Line of Credit.
Trading
The Company delivers automated trade order placement and execution services, offering our customers a full range of investment vehicles, including US equities, exchange-traded funds (ETFs), options, bonds, futures, American depositary receipts (ADRs) and non-proprietary mutual funds. Margin accounts are also available to qualifying customers, enabling them to borrow against their securities. We help customers plan and execute margin trades through robust margin solutions, including calculators and requirement lookup and analysis tools. The Company also offers a fully paid lending program, which allows our customers to be compensated for lending certain securities in their account.
The Company markets trading products and services to self-directed investors and active traders. Products and services are delivered through web, desktop and mobile digital channels. Trading and investing tools are supported by guidance, including fixed income, options and futures specialists available on-call for customers. Other tools and resources include independent research and analytics, live and on-demand education, and strategies, trading ideas and screeners for major asset classes.
Investing
The Company endeavors to help investors build wealth and address their long-term investing needs. Products and services include individual retirement accounts (IRAs), including Roth IRAs, and a suite of managed products and asset allocation models. These include our Core Portfolios, Blend Portfolios, Dedicated Portfolios, and Fixed Income Portfolios. Investors are provided a full breadth of digital tools across the Company's web and mobile channels to address their investing needs. These include planning and allocation tools, education, and editorial content.
The Company also offers guidance through a team of licensed financial consultants and Chartered Retirement Planning CounselorsSM at our 30 regional financial centers across the country. Guidance is also accessible through our two national financial centers by phone, email and online channels. Customers can receive complimentary portfolio reviews and personalized investment recommendations.

E*TRADE 2017 10-K | Page 4

Corporate Services
The Company provides stock plan administration services for both public and private companies. Through our industry-leading platform, Equity Edge Online™, the Company offers management of employee stock option plans, employee stock purchase plans and restricted stock plans with fully-automated stock plan administration. Accounting, reporting and scenario modeling tools are also available. The integrated stock plan solutions include multi-currency settlement and delivery, disbursement in international countries and streamlined tax calculation. Additionally, corporate clients are offered 10b5-1 plan design and implementation and SEC filing assistance. The Company's digital platforms allow participants in corporate client stock plans to view and manage their holdings. Additionally, participants have access to education tools, restricted stock sales support and dedicated stock plan service representatives. The Corporate Services channel is an important driver of brokerage account and asset growth, serving as an introductory channel to the Company, with approximately 1.5 million individual stock plan accounts across nearly 1,000 corporate clients that represent approximately 20% of S&P 500 companies.

SALES AND CUSTOMER SERVICE
We believe providing superior sales and customer service is fundamental to our business. We strive to maintain a high standard of customer service by staffing the customer support team with appropriately trained personnel who are equipped to handle customer inquiries in a prompt and thorough manner. Our customer service representatives utilize technology solutions that enable our team to reduce the number of touch-points required to answer customer inquiries. We also have specialized customer service programs that are tailored to the needs of each core customer group. We provide sales and customer support through the following channels:

Online
Our Online Service Center serves as a portal for customer requests, providing answers to frequently asked questions, a secure message portal, and live chat capabilities to engage directly with our customer service representatives. In addition, our Investor Education Center provides customers with access to a variety of live and on-demand educational content and courses.

Phone
We have a toll-free number that connects customers to the appropriate department where an investment advisor or customer service representative can assist with the customer's inquiry.

Financial Centers
We have 30 financial centers located across the US where retail investors can get face-to-face support and guidance. Financial consultants are available on-site to help customers assess their current asset allocation and develop plans to help them achieve their investment goals. Customers can also contact our financial consultants via phone or e-mail.

E*TRADE 2017 10-K | Page 5

COMPETITION
The online financial services industry continues to evolve and remains highly competitive. Our core brokerage business competes with full service, discount, and online brokerage firms, Registered Investment Advisers (RIAs), finance technology start-ups, internet banks, and retail banks and thrifts. Some of these competitors provide online trading and banking services, investment advisor services, robo-advice capabilities, electronic bill payment services and a host of other financial products.
Competition in the financial services industry continues to intensify, particularly amid continued consolidation and recent declines in commission pricing. The proliferation of emerging financial technology start-ups further evidences the continued shift to digital offerings. Our future success will depend upon our ability to continue providing digitally compelling and easy to use products and solutions to retail customers.
We also face competition in attracting and retaining qualified employees. Our ability to compete effectively in financial services will depend upon our ability to attract new employees, and retain and motivate our existing employees while efficiently managing compensation-related costs.

REGULATION
Our business is subject to regulation, primarily by US federal and state regulatory agencies and certain SROs, such as central banks and securities exchanges, that have been charged with the protection of the financial markets and the interests of those participating in those markets. We, along with other larger institutions, have been subject to a broad range of rules and regulations and a climate of heightened regulatory scrutiny, particularly with respect to compliance with laws and regulations, including controls and business processes. This scrutiny and related rule-making has resulted in part from the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) in 2010, which significantly changed the bank regulatory structure of our Company and its thrift subsidiaries. The substance and full impact of the laws and regulations to which we are subject may be affected by changes in the US political landscape, and we expect to continue to incur costs to implement new or phase-in requirements and monitor for continued compliance. For additional regulatory information on our brokerage and banking regulations, see MD&A—Liquidity and Capital Resources and Note 18—Regulatory Requirements.
Financial Services Regulation
Our regulators are increasingly focused on ensuring that our customer privacy, data protection, information security and cyber security-related policies and practices are adequate to inform consumers of our data collection, use, sharing or security practices, to provide them with choices, if required, about how we use and share their information, and to safeguard their personal information. We maintain systems designed to comply with these privacy, data protection, information security and cyber security requirements, including procedures designed to securely process, transmit and store confidential information and protect against unauthorized access to such information.
Our brokerage and banking entities are required by the Gramm-Leach-Bliley Act of 1999 to disclose their privacy policies and practices related to sharing customer information with affiliates and non-affiliates. These rules give customers the ability to "opt out" of having non-public information disclosed to third parties or receiving marketing solicitations from affiliates and non-affiliates based on non-public information received from our brokerage and banking entities. The Bank Secrecy Act, as amended by the USA PATRIOT ACT of 2001 (BSA/USA PATRIOT Act), applies to our brokerage and banking entities and requires financial institutions to develop anti-money laundering (AML) programs to assist in the prevention and detection of money laundering and combating terrorism. In order to comply with the BSA/USA PATRIOT Act, we have an AML department that is responsible for developing and implementing our enterprise-wide programs for compliance with the various anti-money laundering and counter-terrorist financing laws and

E*TRADE 2017 10-K | Page 6

regulations. Our brokerage and banking entities are also subject to US sanctions laws administered by the Office of Foreign Assets Control and we have policies and procedures in place to comply with these laws.
Savings and Loan Holding Company and Bank Regulation
The Board of Governors of the Federal Reserve System (Federal Reserve Board, and together with the twelve Federal Reserve Banks, the Federal Reserve) has primary jurisdiction for the supervision and regulation of savings and loan holding companies, including the Company. We are required to file periodic reports with the Federal Reserve and are subject to its examination and supervision. The Federal Reserve Board has issued guidance aligning the supervisory and regulatory standards of savings and loan holding companies more closely with the standards applicable to bank holding companies on such matters as liquidity risk management, securitizations, operational risk management, internal controls and audit systems, business continuity and compensation and other employee benefits.
Our banking entities are regulated, supervised, and examined by the Office of the Comptroller of the Currency (OCC), the Consumer Financial Protection Bureau (CFPB), and the FDIC. The banking entities are also subject to regulation and various requirements and restrictions under state and other federal laws. Such regulation covers all aspects of the banking business, including lending practices, safeguarding deposits, customer privacy and information security, capital structure, transactions with affiliates and conduct and qualifications of personnel.
In certain circumstances, each of our banking entities may be subject to restrictions on its ability to declare dividends or make capital distributions and may be required to provide notice, submit applications or requests for non-objection from the OCC or the Federal Reserve in connection with a planned capital distribution. A savings and loan holding company, such as the Company, is also required to notify and consult with the Federal Reserve in advance of taking capital actions when, among other things, doing so could create safety and soundness concerns or the savings and loan holding company is experiencing financial weakness.
The US Basel III framework for the calculation of a banking organization’s regulatory capital and risk-weighted assets became effective for us and for our savings association subsidiaries on January 1, 2015, subject to a phase-in period for certain requirements over several years. The Basel III rule established Common Equity Tier 1 capital as a new tier of capital, raised the minimum thresholds for required capital, increased minimum required risk-based capital ratios, narrowed the eligibility criteria for regulatory capital instruments, provided for new regulatory capital deductions and adjustments, and modified methods for calculating risk-weighted assets. A capital conservation buffer was also introduced, which limits a banking organization’s ability to make capital distributions and discretionary bonus payments to executive officers if it fails to maintain a Common Equity Tier 1 capital conservation buffer of at least 2.5%, on a fully phased-in basis, of total risk-weighted assets above certain minimum risk-based capital ratio requirements. This requirement was effective beginning on January 1, 2016, and will be fully phased-in by 2019. In addition, certain deductions from and adjustments to regulatory capital are subject to phase-in over a four year period that began in 2015. The majority of these deductions are scheduled for full implementation in 2018; however, federal banking agencies recently finalized a rule that extended the existing capital requirements for certain items, including certain deferred tax assets. This extension is not expected to have a material impact on the Company's capital ratios and we expect to remain compliant with the Basel III framework as it is phased-in.
The FDIC Improvement Act of 1991 requires the appropriate federal banking regulator to take "prompt corrective action" with respect to a depository institution if that institution does not meet certain capital adequacy standards. While these regulations generally apply only to banks, such as E*TRADE Bank and E*TRADE Savings Bank, the Federal Reserve is authorized to take appropriate action against a parent savings and loan holding company, such as the Company, based on the undercapitalized status of any bank subsidiary. In certain instances, we would be required to guarantee the performance of a capital restoration plan if either of our bank subsidiaries were undercapitalized.

E*TRADE 2017 10-K | Page 7

The Company has historically not been subject to certain regulatory requirements that apply to banking organizations with $50 billion or more in total consolidated assets, as defined by each applicable regulation. Total consolidated assets of $50 billion, which is generally measured on the basis of the average of the four most recent quarters, is a meaningful regulatory threshold, as US banking organizations become subject to a number of additional, and in some cases more stringent, regulatory requirements once they reach that size. The Company surpassed $50 billion in total consolidated assets on a four-quarter average in the first quarter of 2017 and we are continuing to implement policies, procedures, systems and governance structures that are designed to comply with requirements that will become applicable to the Company. The Company is continuing to monitor for regulatory developments as certain regulatory requirements are not yet final or not yet applicable to savings and loan holding companies.
Capital Stress Testing

E*TRADE Bank, as a federal savings association with total consolidated assets of more than $10 billion, is required to conduct annual company-run stress tests using certain regulator-specified scenarios (baseline, adverse and severely adverse), report the results to the OCC, and publicly disclose a summary of results for the severely adverse scenario. E*TRADE Bank conducted its annual stress test using financial statement data as of December 31, 2016, reported the stress test results to the OCC in July 2017, and publicly disclosed a summary of results for the severely adverse scenario in October 2017. The timeline for E*TRADE Bank's stress test reporting to the OCC for 2018 will be the same as that for 2017.

The Company became subject to the annual company-run stress tests requirement in 2017. The Company conducted its first annual stress test using financial statement data as of December 31, 2016, as required by Federal Reserve Board Regulations, reported the stress test results to the Federal Reserve in July 2017, and publicly disclosed a summary of results for the severely adverse scenario in October 2017. For 2018, the Company will be required to complete and report the annual company-run stress test results to the Federal Reserve Board in April 2018 and publicly disclose a summary of results for the severely adverse scenario in June 2018.
As a savings and loan holding company, the Company is not currently subject to the Comprehensive Capital Analysis and Review (CCAR) process conducted pursuant to the Federal Reserve Board's capital plan rule. The Company may be subject to CCAR requirements in the future based on potential changes in regulations.
Liquidity Requirements
Large banking organizations are subject to a quantitative liquidity coverage ratio (LCR) requirement, which required banking organizations to hold minimum amounts of high-quality liquid assets (HQLA) based on a percentage of their net cash outflows over a 30-day period as projected under the LCR rule. Banking organizations with $250 billion or more in total consolidated assets or foreign exposures of $10 billion or more are subject to full LCR requirements. Bank and savings and loan holding companies with total consolidated assets of $50 billion or more but less than $250 billion, based on the average of the four most recent quarters, that do not have foreign exposures of $10 billion or more, such as the Company, are subject to a modified LCR rule requiring them to hold HQLA in an amount equal to at least 70% of their projected net cash outflows over a 30-day period. As a result of the Company's balance sheet growth, we will be subject to the modified LCR requirement beginning April 1, 2018. The Company believes the LCR is an important measure of liquidity and has been managing against it in preparation for the applicability of these requirements. In addition, beginning October 1, 2019, we will be required to disclose certain quantitative and qualitative information related to our LCR calculation after each calendar quarter.
In addition to the modified LCR rule, the Company may in the future be required to comply with rules proposed by the Federal Reserve Board in May 2016 that would impose a net stable funding requirement, the net stable funding ratio (NSFR). The proposed NSFR requirement would require a banking organization subject to the rule to maintain a minimum acceptable level of stable funding based on its liquidity

E*TRADE 2017 10-K | Page 8

characteristics over a one-year time horizon. The proposal contemplates an effective date of January 1, 2018; however, the proposal has yet to be finalized.
Resolution and Recovery Plans
In 2012, the FDIC issued a final rule requiring insured depository institutions with total assets of $50 billion or more, based on the average of the four most recent quarters, to submit to the FDIC periodic plans providing for their resolution by the FDIC in the event of failure (resolution plans) under the receivership and liquidation provisions of the Federal Deposit Insurance Act. E*TRADE Bank is currently not subject to these rules, but if it were to exceed the asset threshold, it would be required to file with the FDIC an annual resolution plan demonstrating how it could be resolved in an orderly and timely manner in the event of receivership such that the FDIC would be able to ensure the bank's depositors receive access to their deposits within one business day, to maximize the net present value of the bank's assets when disposed of, and to minimize losses incurred by the bank's creditors. There is a separate resolution plan requirement for bank holding companies with total consolidated assets of $50 billion or more; however, the Company is not subject to this rule due to its status as a savings and loan holding company.
In September 2016, the OCC published final guidelines that establish standards for recovery planning for federal savings associations with average total consolidated assets of $50 billion or more, based on the average of the four most recent quarters. E*TRADE Bank is currently not subject to these guidelines, but if it were to exceed the asset threshold, it would be required to develop and maintain a recovery plan for identifying and responding rapidly to significant stress events that could affect its financial condition and threaten its viability. The recovery plan would need to identify triggers for escalation of information to senior management and the board of directors, identify a wide range of viable options that E*TRADE Bank could undertake in response to severe stress, and be integrated into E*TRADE Bank’s risk governance function.
Federal Deposit Insurance and Related Assessments
The FDIC’s Deposit Insurance Fund (DIF) provides insurance coverage for certain deposits, generally up to $250,000 per depositor, per insured bank and per account ownership type, and is funded by quarterly assessments on insured depository institutions. Each of our banking entities has deposits insured by the FDIC and pays quarterly assessments to the DIF, maintained by the FDIC, for this insurance coverage. On March 25, 2016, the FDIC published its final rule to add a surcharge to the regular DIF assessments of banks with $10 billion or more in assets, which includes E*TRADE Bank. Under the final rule, E*TRADE Bank is subject to an additional surcharge applied to its assessment base, which took effect for the assessment period beginning on July 1, 2016. Surcharges at an annual rate of 4.5 basis points will be assessed until the sooner of (1) the DIF attaining the minimum reserve ratio of 1.35 percent of insured deposits or (2) the fourth quarter of 2018. The FDIC anticipates eight quarters of surcharge assessments. There may be a one-time “shortfall assessment” in the first quarter of 2019 to bring the fund immediately to 1.35 percent if needed. The surcharge has not had, and is not expected to have, a material impact on our financial condition, results of operations or cash flows.
Home Owners' Loan Act
Under the Home Owners’ Loan Act, the OCC requires E*TRADE Bank and E*TRADE Savings Bank to comply with the qualified thrift lender (QTL) test. Under the QTL test, a federal savings association is required to maintain at least 65% of its “portfolio assets” (defined as the savings association’s total assets less the sum of: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct its business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities, credit card loans, student loans and small business loans) in at least nine months of the most recent 12-month period. E*TRADE Bank and E*TRADE Savings Bank currently meet that test. A savings association that fails to meet the QTL test is subject to certain operating restrictions and may be required to convert to a national bank charter.

E*TRADE 2017 10-K | Page 9

Brokerage Regulation and Capital Requirements
Our US broker-dealer, E*TRADE Securities, is registered with the SEC and is subject to regulation by the SEC and by SROs, such as the Financial Industry Regulatory Authority (FINRA) and the securities exchanges of which it is a member, as well as various state regulators. In addition, our FCM subsidiary, E*TRADE Futures, is registered with the CFTC and is a member of the NFA. E*TRADE Capital Management, LLC, is registered with the SEC and is subject to regulation as such by the SEC as well as various state regulators.
Brokerage regulation covers various aspects of brokerage activities, including segregated cash requirements and net capital. E*TRADE Securities carries security accounts for customers and maintains segregated cash and investments pursuant to Rule 15c3-3 under the Securities Exchange Act of 1934. E*TRADE Futures maintains cash deposits that have been segregated or secured for the benefit of futures clients pursuant to CFTC regulations governing FCMs. E*TRADE Securities is subject to the Uniform Net Capital Rule, Rule 15c3-1 under the Securities Exchange Act of 1934, which requires the maintenance of minimum net capital, and E*TRADE Futures is subject to CFTC net capital requirements. Brokerage regulation also covers other brokerage activities, including required books and records, safekeeping of funds and securities, trading, prohibited transactions, public offerings, margin lending, customer qualifications for margin and options transactions, registration of personnel and transactions with affiliates.
In April 2016, the US Department of Labor (DOL) published its final Conflicts of Interest Rule- Retirement Investment Advice regulations under the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code of 1986 (Fiduciary Rule). Certain aspects of the Fiduciary Rule became applicable in June 2017. The Fiduciary Rule generally subjects particular persons, such as broker-dealers and other financial advisers providing investment advice to individual retirement accounts and other qualified retirement plans and accounts, to fiduciary duties and additional regulatory restrictions for a wider range of customer interactions. The DOL extended the transition period for the remaining aspects of the Fiduciary Rule, currently scheduled to take effect on July 1, 2019. During this transition period, the DOL has indicated that it will not take enforcement actions against impacted parties that are in reasonable and good faith compliance with the regulations.

AVAILABLE INFORMATION
We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, available free of charge at our corporate website as soon as reasonably practicable after they have been filed with the SEC. Our corporate website address is about.etrade.com. Information on our website is not part of this report.
The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains the materials we file with the SEC at www.sec.gov.

E*TRADE 2017 10-K | Page 10

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
Digital investing services to the retail customer, including trading, margin lending and sweep deposits, account for a significant portion of our revenues. Changes in business, economic or political conditions could cause a downturn in the global financial markets. Such a downturn could decrease the volume of securities transactions which may, in turn, result in lower transactions revenue. A decrease in trading activity or securities prices would also typically be expected to result in a decrease in margin lending, which would reduce our interest income earned on margin receivables and increase our credit risk because the value of the collateral could fall below the amount of indebtedness it secures.
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
Net interest margin may fluctuate based on the size and mix of the balance sheet, as well as the impact of the interest rate environment. Rising interest rates and other market factors may cause the Company's funding costs to increase. Higher funding costs without offsetting increases in asset yields may adversely affect our results of operations.
We rely heavily on technology, which can be subject to interruption and instability due to operational and technological failures, both internal and external.
We rely on technology, particularly the Internet and mobile services, to conduct much of our business activity and allow our customers to conduct financial transactions. Our systems and operations, including our primary and disaster recovery data center operations, are vulnerable to disruptions from natural disasters, power outages, computer and telecommunications failures, software bugs, computer viruses or other malicious software, distributed denial of service (DDoS) attacks, spam attacks, security breaches, technological failure, human error and other similar events. Furthermore, parties may attempt to fraudulently induce employees, customers, clients, third parties or other users of our systems to disclose sensitive information in order to gain access to our data or that of our customers. In addition, extraordinary trading volumes or site usage could cause our computer systems to operate at an unacceptably slow speed or even fail. Disruptions to, instability of or other failure to effectively maintain our information technology systems or external technology that allows our customers to use our products and services could harm our business and our reputation. Should our technology operations be disrupted, we may have to make

E*TRADE 2017 10-K | Page 11

significant investments to upgrade, repair or replace our technology infrastructure and may not be able to make such investments on a timely basis. While we have made significant investments designed to enhance the reliability and scalability of our operations, we cannot assure that we will be able to maintain, expand and upgrade our systems and infrastructure to meet future requirements and mitigate future risks on a timely basis or that we will be able to retain skilled information technology employees. Disruptions in service and slower system response times could result in substantial losses, decreased customer service and satisfaction, customer attrition and harm to our reputation. In addition, technology systems, including our own proprietary systems and the systems of third parties on whom we rely to conduct portions of our operations, are potentially vulnerable to security breaches and unauthorized usage. Social and traditional media may incorrectly report on cyber incidents or exaggerate the effect of a breach. An actual or perceived breach of the security of our technology could harm our business and our reputation. Further, any actual or perceived breach or cybersecurity attack directed at other financial institutions or financial services companies, whether or not we are impacted, could lead to a general loss of customer confidence in the use of technology to conduct financial transactions, which could negatively impact us, including the market perception of the effectiveness of our security measures and technology infrastructure. The occurrence of any of these events may have a material adverse effect on our business or results of operations.
Further, a cybersecurity intrusion could occur and persist for an extended period of time without detection. We expect that any investigation of a cybersecurity intrusion could take a substantial amount of time, and during such time we may not necessarily know the extent of the harm or how best to remediate it, and certain errors or actions could be repeated or compounded before they are discovered and remediated, all of which could further increase the costs and consequences of such an attack.
As our business model relies heavily on our customers’ use of their own personal computers, mobile devices and the Internet, our business and reputation could be harmed by security breaches of our customers and third parties. Computer viruses and other attacks on our customers’ personal computer systems, home networks and mobile devices or against the third-party networks and systems of internet and mobile service providers could create losses for our customers even without any breach in the security of our systems, and could thereby harm our business and our reputation. As part of our E*TRADE Complete Protection Guarantee, we reimburse our customers for losses caused by a breach of security of our customers’ own personal systems. Such reimbursements may not be covered by applicable insurance and could have a material impact on our financial performance and results of operations.
We rely on third parties to perform certain key functions, and their failure to perform those functions could result in the interruption of our operations and systems and could result in significant costs and reputational damage to us.
We rely on third party service providers for certain technology, processing, servicing and support functions. These providers are also susceptible to operational and technology vulnerabilities, which may impact our business. In addition, these third party service providers may rely on other parties (sub-contractors), to provide services to us which also face similar risks. For example, external content providers provide us with financial information, market news, quotes, research reports and other fundamental data that we offer to customers. Also, we do not directly service any of our mortgage loans and, as a result, we rely on third party vendors and servicers to provide information on our loan portfolio.
We have third party oversight capabilities which include enhanced processes to evaluate third party providers, designed to verify that the third party service providers can support the stability of our operations and systems. However, these processes may be insufficient and we cannot assure that we will not experience a failure as a result of a third party service provider. Any significant failures or security breaches by or of our third party service providers or their sub-contractors, including any actual or perceived cybersecurity attacks, security breaches, fraud, phishing attacks, acts of vandalism, information security breaches and computer viruses which could result in unauthorized access, misuse, loss or destruction of data, an interruption in service or other similar events could interrupt our business, cause us to incur losses, subject us to fines or litigation and harm our reputation. An interruption in or the cessation of service by any third party service provider and our inability to make alternative arrangements in a timely manner could

E*TRADE 2017 10-K | Page 12

have a material impact on our ability to offer certain products and services and cause us to incur losses. We cannot assure that any of these third party service providers or their sub-contractors will be able to continue to provide their products and services in an efficient, cost effective manner, if at all, or that they will be able to adequately expand their services to meet our needs and those of our customers. We may incur significant additional costs to implement enhanced protective measures and technology, to investigate and remediate vulnerabilities or other exposures or to make required notifications.
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
Unauthorized disclosure of data, whether through a breach of our computer systems or those of our customers or third parties, may subject us to significant liability and reputational harm.
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
We have continued to invest in our technology, including advanced security measures, but, despite these investments, we, our customers and our third party service providers may be vulnerable to security breaches, phishing attacks, acts of vandalism, computer viruses or other cybersecurity attacks which could result in unauthorized access, misuse, loss or destruction of data, an interruption in service or other similar events. In addition, because the methods and techniques employed by organized crime, hackers, terrorists and other external parties are increasingly sophisticated and often are not fully recognized or understood until after they have been launched, we may be unable to anticipate, detect or implement effective preventative measures against cybersecurity attacks, which could result in substantial exposure of either employee or customer PII. Any breach of security, real or perceived, involving the misappropriation, loss or other unauthorized disclosure of PII, whether by us, our customers or our third party service providers, could severely damage our reputation, expose us to the risk of litigation and liability, disrupt our operations and have a materially adverse effect on our business. In addition, although we maintain insurance coverage that we believe is reasonable, prudent and adequate for the purpose of our business, it may be insufficient to protect us against all losses and costs stemming from breaches of security, cyber-attacks and other types of unlawful activity, or any resulting disruptions from such events.
As a result, we are subject to numerous laws and regulations designed to protect this information, such as US federal and state laws and foreign regulations governing the protection of PII and other customer data. These laws and regulations are increasing in complexity and number, change frequently and sometimes conflict. If any person, including any of our employees, negligently disregards or intentionally breaches our established controls with respect to client data, or otherwise mismanages or misappropriates that data, we could be subject to significant monetary damages, regulatory enforcement actions, fines and/or criminal prosecution in one or more jurisdictions

E*TRADE 2017 10-K | Page 13

We conduct all of our operations through subsidiaries and rely on dividends from our subsidiaries for a substantial amount of our cash flows.
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
In particular, a savings association that is part of a savings and loan holding company structure, such as E*TRADE Bank and E*TRADE Savings Bank, must file a notice of a declaration of a dividend with the Federal Reserve at least 30 days before the proposed dividend declaration by the bank’s board of directors. OCC regulations set forth the circumstances under which a federal savings association is required to submit an application or notice before it may make a dividend or capital distribution. See Business—Regulation for additional information.
As of December 31, 2017, much of our capital was invested in our banking subsidiary, E*TRADE Bank. The Federal Reserve may object to a proposed dividend or capital distribution if, among other things, E*TRADE Bank is, or as a result of such dividend or distribution would be, undercapitalized or it has safety and soundness concerns. We cannot be certain, however, that we will receive regulatory approval for such contemplated dividends at the requested levels or at all. We expect to use excess capital generated by E*TRADE Bank to fund balance sheet growth and the contemplated acquisitions previously announced, however we will continue to assess our ability to distribute dividends from E*TRADE Bank during 2018.
Under the OCC stress test regulations, E*TRADE Bank is required to conduct stress-testing using the prescribed stress-testing methodologies. In 2017, E*TRADE Bank submitted and published the results of its third annual stress test, as required. The OCC analyzes and provides feedback on the quality of E*TRADE Bank's stress test process and results. While there is no formal mechanism for the OCC to "pass" or "fail" E*TRADE Bank's stress test processes and results, it will likely consider these processes and results in evaluating proposed actions that may affect our bank's capital, including but not limited to redemption or repurchase of regulatory capital instruments, dividends and mergers and acquisitions. If the OCC were to object to any such proposed action, our business prospects, results of operations and financial condition could be adversely affected.
We operate in a highly competitive industry where many of our competitors have greater resources and may have product suites that may appeal to our current or potential customers.
The financial services industry is highly competitive, with multiple industry participants competing for the same customers. Many of our competitors have longer operating histories and greater resources than we have and offer a wider range of financial products and services. The impact of competitors with superior name recognition, greater market acceptance, larger customer bases or stronger capital positions could adversely affect our revenue growth and customer retention. Our competitors may also be able to respond more quickly to new or changing opportunities and demands and withstand changing market conditions better than we can. Competitors may conduct extensive promotional activities, offering better terms, lower prices, or different products and services that could attract current and prospective E*TRADE customers and potentially result in intensified price competition within the industry. During 2017, we experienced this, with aggressive price competition in the industry, including reduced trading commissions and various free trade offers. We may not be able to match the marketing efforts or prices of our competitors. Some of our competitors may also benefit from established relationships among themselves or with third parties that enhance their products and services.

E*TRADE 2017 10-K | Page 14

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
Our ability to compete successfully in the financial services industry depends on a number of factors, including, among other things:

•	Maintaining and expanding our market position

•	Attracting and retaining customers

•	Providing easy to use and innovative financial products and services

•	Our reputation and the market perception of our brand and overall value

•	Maintaining competitive pricing

•	Competing in a concentrated competitive landscape

•	The effectiveness of our technology (including cybersecurity defenses), products and services

•	Deploying a secure and scalable technology and back office platform

•	Innovating effectively in launching new or enhanced products

•	The differences in regulatory oversight regimes to which we and our competitors are subject

•	Attracting new employees and retaining our existing employees

•	General economic and industry trends
Our competitive position within the industry could be adversely affected if we are unable to adequately address these factors, which could have a material adverse effect on our business and financial condition.
Our business could be adversely affected due to risks related to our acquisitions and the subsequent integration of the acquired businesses.
We consider opportunistic acquisitions to grow existing business, add new technologies, or expand distribution. We cannot be certain that we will be able to identify, consummate and successfully integrate acquisitions, and no assurance can be given with respect to the timing, likelihood or business effect of any possible transaction. Transactions that we consummate would involve risks and uncertainties to us, including mispricing the inherent value of the acquired entity, as well as potential difficulties integrating people, systems and customers.
We have entered into agreements to acquire Trust Company of America (TCA), a leading provider of technology solutions and custody services to the independent RIA market for $275 million in cash and to acquire approximately one million retail brokerage accounts from Capital One Financial Corporation (Capital One) for a purchase price of up to $170 million. While we expect to complete the TCA acquisition by the second quarter of 2018, and the Capital One brokerage account acquisition by the third quarter of 2018, there can be no guarantee that the acquisitions will close when expected, or at all. If consummated, the acquisition subjects us to a number of risks, uncertainties, and potential costs. The risks associated with these transactions include:

E*TRADE 2017 10-K | Page 15

•
We may experience significant attrition in the acquired accounts and assets under custody, and our retention of the accounts and assets may be impacted by our ability to successfully integrate the acquired operations, products and personnel.

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
Any future acquisitions could involve these and additional risks. Our ability to pursue additional strategic transactions may also be limited by our corporate debt, including our senior unsecured revolving credit facility. Future acquisitions may also be funded through the issuance of additional debt or preferred stock.
Any of these risks, whether with respect to the current or any future acquisitions, could have a material adverse effect on our business and results of operations.
Our risk management practices may leave us exposed to unidentified or unanticipated risk.
As a financial services company, our business exposes us to certain risks. We seek to monitor and manage our significant risk exposures through a set of board-approved limits as well as Key Risk Indicators (KRIs) or metrics. We have adopted a governance framework which includes reporting of these metrics and other significant risks and exposures to management and the Board of Directors. See MD&A-Risk Management for additional information. However, our risk management methods may not identify future risk exposures and may not be effective in mitigating our key risks. Furthermore, our risk management methods may not properly identify and mitigate the aggregation of risks across our organization or the interdependency of our risk mitigation efforts. In addition, some of our risk management methods are based on an evaluation of information regarding markets, customers and other matters that are based on assumptions that may not be accurate. A failure to manage our risk effectively could materially and adversely affect our business, results of operations and financial condition.
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
We may suffer losses due to credit risk associated with margin lending, securities lending transactions or other financial transactions.
We permit certain customers to purchase securities on margin and borrow against their securities holdings. A downturn in securities markets may impact the value of collateral held in connection with margin receivables and assets pledged for securities-based lending and may reduce its value below the amount borrowed, potentially creating collections issues if deficiencies are not remediated. In addition, we

E*TRADE 2017 10-K | Page 16

frequently borrow securities from and lend securities to other broker-dealers. Under regulatory guidelines, when we borrow or lend securities, we must simultaneously disburse or receive cash deposits. A sharp change in security market values may result in losses if counterparties to the borrowing and lending transactions default on their obligations. We also engage in financial transactions with counterparties, including repurchase agreements, that expose us to credit losses in the event counterparties cannot meet their obligations.
We may continue to experience losses in our mortgage loan portfolio.
At December 31, 2017, the principal balance of our one-to four-family loan portfolio was $1.4 billion with an allowance for loan losses of $24 million. The principal balance of our home equity loan portfolio was $1.1 billion with an allowance for loan losses of $46 million. Certain characteristics of our mortgage loan portfolio indicate an additional risk of loss and we believe the relative importance of these factors varies, depending upon economic conditions. Whether a loan is amortizing is among the key items we track to predict and monitor credit risk in our mortgage portfolio, together with loan-to-value (LTV)/combined loan-to-value (CLTV), borrower Fair Isaac Credit Organization (FICO) scores, loan type, housing prices, loan vintage and geographic location of the underlying property. Second lien loans carry higher credit risk because the holder of the first lien mortgage has priority in right of payment. As second lien holders, we are also exposed to risk associated with the actions and inactions of the first lien holder loans for which we do not hold the first lien positions and we do not have access to complete data on the first lien positions of second lien home equity loans. Actual loan defaults and delinquencies that exceed our current expectations could negatively impact our financial performance. In the normal course of conducting examinations, our banking regulators, the OCC and Federal Reserve, continue to review our policies and procedures. This process is dynamic and ongoing and we cannot be certain that additional changes or actions to our policies and procedures will not result from their continuing review. Due to the complexity and judgment required by management regarding the effect of matters that are inherently uncertain, there can be no assurance that our allowance for loan losses will be adequate. See MD&A—Risk Management for additional information.
Our corporate debt may restrict how we conduct our business and failure to comply with the terms of our corporate debt could adversely affect our financial condition and results of operations.
As of December 31, 2017, we have $1 billion of corporate debt and have the capacity to incur $300 million in additional indebtedness under our senior unsecured revolving credit facility, subject to certain covenant requirements. Our expected annual debt service interest payment is approximately $33 million. The degree to which we are leveraged could have important consequences, including:

•	A portion of our cash flow from operations is dedicated to the payment of interest on our indebtedness, thereby reducing the funds available for other purposes.

•	Our ability to obtain additional financing for working capital, capital expenditures, acquisitions and other corporate needs may be limited.

•	Our leverage may affect our ability to adjust rapidly to changing market conditions and make us more vulnerable in the event of a downturn in general economic conditions or our business.
Our senior unsecured revolving credit facility and the indentures governing our corporate debt place limitations on our ability, and certain of our subsidiaries’ ability to, among other things:

•	Create liens

•	Merge, consolidate or transfer substantially all of our assets

•	With respect to our subsidiaries only, incur additional indebtedness

E*TRADE 2017 10-K | Page 17

The senior unsecured revolving credit facility also contains certain financial covenants, including that we maintain a minimum interest coverage ratio, a maximum total leverage ratio and certain capitalization requirements for the parent company and certain of its subsidiaries.
We could be forced to repay immediately any outstanding borrowings under the senior unsecured revolving credit facility and outstanding debt securities at their full principal amount if we were to breach their respective covenants and not cure such breach, even if we otherwise meet our debt service obligations. If we experience a change in control, as defined in the senior unsecured revolving credit facility, we could be required to repay all loans outstanding under the credit facility at their full principal amount plus any accrued interest or fees.
Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition, operating performance and our ability to receive dividend payments from our subsidiaries, which are subject to certain business, economic and competitive conditions, regulatory approval or notification, and other factors beyond our control. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In addition, the terms of our existing or future debt instruments may restrict us from adopting some of these alternatives.
Any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to obtain additional financing in the future. In addition, any future indebtedness could be at a higher interest rate or include covenants that are more restrictive than our current covenants.
The value of our net deferred tax assets may be adversely affected by further changes in statutory tax rates or changes in our estimates of future taxable income.
We had net deferred tax assets of $251 million at December 31, 2017. The Tax Cuts and Jobs Act was enacted on December 22, 2017, which resulted in the remeasurement of certain of our deferred tax assets and liabilities using the new statutory federal corporate income tax rate of 21%. As a result, we recognized $58 million of additional tax expense for the year ended December 31, 2017. Further changes to statutory tax rates may impact the value of deferred tax assets and liabilities. We did not establish a valuation allowance against our federal net deferred tax assets at December 31, 2017 as we believe it is more likely than not that all of these assets will be realized. In evaluating the need for a valuation allowance, we estimated future taxable income based on management-approved forecasts. This process required judgment by management about matters that are by nature uncertain. If future events differ significantly from our current forecasts, a valuation allowance may need to be established, which could have a material adverse effect on our results of operations and our financial condition. See MD&A— Summary of Critical Accounting Policies and Estimates for additional information.

E*TRADE 2017 10-K | Page 18

Risks Relating to the Regulation of Our Business
We are subject to extensive government regulation, including banking and securities rules and regulations, which could restrict our business practices.
The financial services industry is subject to extensive regulation. Our brokerage subsidiaries must comply with many laws and rules, including rules relating to sales practices and the suitability of recommendations to customers, possession and control of customer funds and securities, margin lending, execution and settlement of transactions and anti-money laundering. E*TRADE Financial Corporation, as a savings and loan holding company, and E*TRADE Bank and E*TRADE Savings Bank, as federally chartered savings banks, are subject to extensive regulation, supervision and examination by the OCC, the Federal Reserve and the CFPB, and, in the case of E*TRADE Bank and E*TRADE Savings Bank, the FDIC. Such regulation and supervision covers all aspects of the banking business, including lending practices, safeguarding deposits, capital structure, recordkeeping, transactions with affiliates and conduct and qualifications of personnel.
In providing services to customers, we manage, use and store sensitive customer data including PII. As a result, we are subject to numerous laws and regulations designed to protect this information, such as US federal and state laws and foreign regulations governing the protection of PII. These laws have increased in complexity, change frequently and can conflict with one another. In addition, our results of operations could be affected by regulations which impact the business and financial communities generally, including changes to the laws governing taxation, electronic commerce, customer privacy and security of customer data. If we fail to establish and enforce procedures to comply with applicable regulations, our failure could have a material adverse effect on our business.
While we have implemented policies and procedures designed to provide for compliance with all applicable laws and regulations, our regulators have broad discretion with respect to the enforcement of applicable laws and regulations and there can be no assurance that violations will not occur. Failure to comply with applicable laws and regulations and our policies could result in sanctions by regulatory agencies, litigation, civil penalties and harm to our reputation, which could have a material adverse effect on our business, financial condition and results of operations. Further, to the extent we undertake actions requiring regulatory approval or non-objection, our regulators may make their approval or non-objection subject to conditions or restrictions that could have a material adverse effect on our business, results of operations and financial condition. New, or amended legislation, regulations, guidance and supervisory practices may negatively impact our business and financial results.
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

E*TRADE 2017 10-K | Page 19

have merit. If we were found to have infringed a third-party patent or other intellectual property right, we could incur substantial liability and in some circumstances could be enjoined from using the relevant technology or providing related products and services, which could have a material adverse effect on our business and results of operations.
The SEC, FINRA and other SROs and state securities commissions, among other things, can censure, fine, issue cease-and-desist orders or suspend or expel a broker-dealer or any of its officers or employees. Clearing securities firms, such as E*TRADE Securities, are subject to substantially more regulatory control and examination than introducing brokers that rely on others to perform clearing functions. Similarly, the attorneys general of each state could bring legal action on behalf of the citizens of the various states to ensure compliance with local laws. Regulatory agencies in countries outside of the US have similar authority. The ability to comply with applicable laws and rules is dependent in part on the establishment and maintenance of a reasonable compliance function. The failure to establish and enforce reasonable compliance procedures, even if unintentional, could subject us to significant losses or disciplinary or other actions.
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
We are required to file periodic reports with the Federal Reserve and are subject to examination and supervision by it. The Federal Reserve Board also has certain types of enforcement powers over us, including the ability to issue cease-and-desist orders, force divestiture of our thrift subsidiaries and impose civil and monetary penalties for violations of federal banking laws and regulations or for unsafe or unsound banking practices. The Federal Reserve has issued guidance aligning the supervisory and regulatory standards of savings and loan holding companies more closely with the standards applicable to bank holding companies. Our thrift subsidiaries are subject to similar reporting, examination, supervision and enforcement oversight by the OCC. For all banks and thrifts with total consolidated assets over $10 billion, including E*TRADE Bank, as well as their affiliates, the CFPB has exclusive rulemaking and examination, and primary enforcement authority, under federal consumer financial laws and regulations. In addition, states may adopt consumer protection laws and regulations that are stricter than those regulations promulgated by the CFPB.
The Company surpassed $50 billion in total consolidated assets on a four-quarter average in the first quarter of 2017 which we believe is a meaningful regulatory threshold, as US banking organizations become subject to a number of additional, and in some cases more stringent, regulatory requirements once they reach that size. These additional regulations may affect how we conduct our business through heightened capital, liquidity, governance, or other requirements. We anticipate that regulators will continue to intensify their supervision through the exam process and increase their enforcement of regulations across the industry. The regulators' heightened expectations and intense supervision have and will continue to increase our costs and may limit our ability to pursue certain business opportunities.
New legislation, rule changes or changes in the interpretation or enforcement of existing laws, rules and regulations could increase our compliance costs and adversely affect our business and results of operations. For example, in April 2016, the DOL published its final fiduciary regulations seeking to broaden the definition of who is an investment advice fiduciary and how such advice can be provided to account holders in retirement accounts such as 401(k) plans and IRAs. Certain aspects of these regulations began to take effect in June 2017, and the remaining aspects of these regulations are currently scheduled to take effect on July 1, 2019. For further information on how ongoing regulatory reform could affect us, see Business—Regulation.

E*TRADE 2017 10-K | Page 20

If we do not maintain the capital and liquidity levels required by regulators, we may be fined or subject to other disciplinary or corrective actions.
The SEC, FINRA, the OCC, the CFTC, the Federal Reserve and various other regulatory agencies have stringent rules with respect to the maintenance of specific levels of net capital by securities broker-dealers and regulatory capital by banks.
Failure to maintain the required net capital by our US securities broker-dealer or FCM could result in suspension or revocation of registration by the SEC or suspension or expulsion by FINRA, the CFTC or the NFA, as applicable, and could ultimately lead to the firm’s liquidation. If such net capital rules are changed or expanded, or if there is an unusually large charge against net capital, operations that require an intensive use of capital could be limited. Such operations may include investing activities, marketing and the financing of customer account balances. Also, our ability to withdraw capital from brokerage subsidiaries could be restricted.
E*TRADE Bank and E*TRADE Savings Bank are subject to various regulatory capital requirements administered by the OCC, and the Company is subject to specific capital requirements administered by the Federal Reserve. Failure to meet minimum capital requirements can trigger certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could affect the operations and financial performance of these entities. The capital amounts and classifications of the Company, E*TRADE Bank and E*TRADE Savings Bank are subject to qualitative judgments by the regulators of these entities, including about the strength of components of its capital, risk weightings of assets, off-balance sheet transactions and other factors. Any significant reduction in the Company’s, E*TRADE Bank’s or E*TRADE Savings Bank's regulatory capital could result in them being less than "well capitalized" or "adequately capitalized" under applicable capital standards. A failure to be "adequately capitalized" that is not cured within time periods specified in the credit agreement for our senior unsecured revolving credit facility would constitute a default under our senior unsecured revolving credit facility and likely result in any outstanding balance on the senior unsecured revolving credit facility becoming immediately due and payable. In addition, the Federal Deposit Insurance Act prohibits the acceptance, renewal or roll-over of “brokered deposits” by depository institutions that are not “well capitalized,” unless a depository institution is “adequately capitalized” and receives a waiver from the FDIC. Sweep deposits that qualify as “brokered deposits” are a significant source of liquidity for E*TRADE Bank and E*TRADE Savings Bank, and if they were terminated by the FDIC, that could have a material negative effect on our business. If we fail to meet certain capital requirements, the Federal Reserve and the OCC may request we raise equity or otherwise increase the regulatory capital of the Company, E*TRADE Bank or E*TRADE Savings Bank. If we were unable to raise equity or otherwise increase capital, we could face negative regulatory consequences, including under the “prompt corrective action” framework, such as restrictions on our activities and requirements that we dispose of certain assets and liabilities within a prescribed period. Any such actions could have a material negative effect on our business.
As a non-grandfathered savings and loan holding company, we are subject to activity limitations and requirements that could restrict our ability to engage in certain activities and take advantage of certain business opportunities.
Under applicable law, our banking activities are restricted to those that are financial in nature and certain real estate-related activities. Although we believe all of our existing activities and investments are permissible, we are unable to pursue future activities that are not financial in nature or otherwise real-estate related. We are also limited in our ability to invest in other savings and loan holding companies. Various other laws and regulations require savings and loan holding companies such as the Company, as well as all of our thrift subsidiaries, to be both "well capitalized" or "well managed" in order for us to conduct certain financial activities, such as securities underwriting. We believe that we will be able to continue to engage in all of our current financial activities. However, if we and our thrift subsidiaries are unable to satisfy the "well capitalized" and "well managed" requirements, we could be subject to activity restrictions that could prevent us from engaging in certain activities as well as other negative regulatory actions.

E*TRADE 2017 10-K | Page 21

In addition, E*TRADE Bank and E*TRADE Savings Bank are currently subject to extensive regulation of their activities and investments, capitalization, community reinvestment, risk management policies and procedures and relationships with affiliated companies. Acquisitions of and mergers with other financial institutions, purchases of deposits and loan portfolios, the establishment of new depository institution subsidiaries and the commencement of certain new activities by these subsidiaries require the prior approval of the OCC and the Federal Reserve, and in some cases the FDIC, any of which may deny approval or condition their approval on the imposition of limitations on the scope of our planned activity. Also, these regulations and conditions could affect our ability to realize synergies from future acquisitions, negatively affect us following an acquisition and also delay or prevent the development, introduction and marketing of new products and services.
Risks Relating to Owning Our Stock
The value of our common stock may be diluted if we need additional funds in the future and is subject to the liquidation preference of our preferred stock.
In the future, we may need to raise additional funds via the issuance and sale of our debt or equity instruments, which we may not be able to conduct on favorable terms, if at all. If adequate funds are not available on acceptable terms, we may be unable to fund our capital needs and our plans for the growth of our business.
In addition, if funds are available, the issuance of equity securities could significantly dilute the value of our shares of our common stock and cause the market price of our common stock to fall. We have the ability to issue a significant number of shares of stock in future transactions, which would substantially dilute existing stockholders, without seeking further stockholder approval. We have issued $700 million aggregate liquidation preference of preferred stock in two series, Series A Preferred Stock and Series B Preferred Stock. Future issuances and sales of preferred stock or the perception that such issuances and sales could occur, may also cause prevailing market prices for the Series A Preferred Stock, Series B Preferred Stock and our common stock to decline and may adversely affect our ability to raise additional capital in the financial markets at times and prices favorable to us.
The market price of our common stock may continue to be volatile.
From January 1, 2013 through December 31, 2017, the price per share of our common stock ranged from a low of $9.06 to a high of $51.04. The market price of our common stock has been, and is likely to continue to be, highly volatile and subject to wide fluctuations. Among the factors that may affect our stock price are the following:

•
Speculation in the investment community or the press about, or actual changes in, our competitive position, organizational structure, executive team, operations, financial condition, financial reporting and results, ability to meet growth targets or plans to engage in strategic transactions

•	The announcement of new products, services, acquisitions, or dispositions by us or our competitors

•	Increases or decreases in revenues or earnings, changes in earnings estimates by the investment community, and variations between estimated financial results and actual financial results

•	The pricing structure for products and services offered to customers by us or our competitors
General stock market volatility or volatility related to our industry may also affect our stock price. In the past, volatility in the market price of a company’s securities has often led to securities class action litigation. Such litigation could result in substantial costs to us and divert our attention and resources, which could harm our business. We have been a party to litigation related to the decline in the market price of our stock in the past and such litigation could occur again in the future. Declines in the market price of our common stock or

E*TRADE 2017 10-K | Page 22

failure of the market price to increase could also harm our ability to retain key employees, reduce our access to capital and otherwise harm our business.
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
In addition, certain provisions of our stock incentive plans, management retention and employment agreements (including severance payments and stock option acceleration), our senior unsecured revolving credit facility, certain provisions of Delaware law and certain provisions of the indentures governing certain series of our debt securities that would require us to offer to purchase such securities at a premium in the event of certain changes in our ownership may also discourage, delay or prevent someone from acquiring or merging with us, which could limit the opportunity for our stockholders to receive a premium for their shares of our common stock and could also affect the price that some investors are willing to pay for our common stock.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

E*TRADE 2017 10-K | Page 23

ITEM 2.    PROPERTIES
A summary of our significant locations at December 31, 2017 is shown in the following table. Square footage amounts are net of space that has been sublet or space that is part of a facility restructuring.

Location	Approximate Square Footage
Alpharetta, Georgia	260,000
Jersey City, New Jersey	109,000
Arlington, Virginia	102,000
Sandy, Utah	85,000
Menlo Park, California	63,000
Chicago, Illinois	46,000
New York, New York	31,000
All facilities are leased at December 31, 2017. All other leased facilities with space of less than 25,000 square feet are not listed by location. In addition to the significant facilities above, we also lease all 30 regional financial centers, ranging in space from approximately 2,500 to 8,000 square feet.
ITEM 3.    LEGAL PROCEEDINGS
Information in response to this item can be found under the heading Legal Matters in Note 20—Commitments, Contingencies and Other Regulatory Matters in this Annual Report and is incorporated by reference into this item.
ITEM 4.     MINE SAFETY DISCLOSURES
Not applicable.

E*TRADE 2017 10-K | Page 24

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the NASDAQ Stock Market under the ticker symbol ETFC.
Price Range of Common Stock
The following graph shows the high and low intraday sale prices of our common stock as reported by the NASDAQ for the periods indicated:

	2017		2016
	High	Low	High	Low
First Quarter	$38.61	$32.25	$29.05	$19.61
Second Quarter	$38.52	$33.06	$28.14	$21.52
Third Quarter	$43.67	$38.13	$29.36	$21.94
Fourth Quarter	$51.04	$42.55	$36.04	$27.34
The closing sale price of our common stock as reported on the NASDAQ on February 16, 2018 was $51.81 per share. At that date, there were 628 holders of record of our common stock.
Common Stock Dividends
We have never declared or paid cash dividends on our common stock and have no current plans to do so in the future. For additional information regarding our ability to pay dividends, see Business–Regulation, Note 16–Shareholders' Equity and Note 18–Regulatory Requirements.

E*TRADE 2017 10-K | Page 25

Issuer Purchases of Equity Securities
The table below shows the timing and impact of our share repurchase program, if applicable, and the shares withheld from employees to satisfy tax withholding obligations during the three months ended December 31, 2017 (dollars in millions, except per share amounts):

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of the Publicly Announced Plan(3)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan(3)
October 1, 2017 - October 31, 2017	1,033,764	$43.53	1,033,400	$768.0
November 1, 2017 - November 30, 2017	2,162,089	$44.19	2,153,600	$672.8
December 1, 2017 - December 31, 2017	704,668	$49.48	702,900	$638.0
Total	3,900,521	$44.97	3,889,900

(1)	Of the shares purchased during the three months ended December 31, 2017, 10,621 were withheld to satisfy tax withholding obligations associated with vested share-based payments.

(2)	Excludes commission paid.

(3)
In July 2017, we announced that our Board of Directors authorized the repurchase of up to $1 billion of shares of our common stock. The timing and exact amount of any common stock repurchases will depend on various factors, including market conditions and our capital position. Our share repurchase program does not include specific price targets, may be executed through open market purchases or privately negotiated transactions, may utilize Rule 10b5-1 plans and may be suspended or terminated at any time at our discretion.

E*TRADE 2017 10-K | Page 26

Performance Graph
The following performance graph shows the cumulative total return to a holder of our common stock, assuming dividend reinvestment, compared with the cumulative total return, assuming dividend reinvestment, of the Standard & Poor (S&P) 500 Index and the Dow Jones US Financials Index during the period from December 31, 2012 through December 31, 2017.

	12/12	12/13	12/14	12/15	12/16	12/17
E*TRADE Financial Corporation	100.00	219.44	271.01	331.17	387.15	553.85
S&P 500 Index	100.00	132.39	150.51	152.59	170.84	208.14
Dow Jones US Financials Index	100.00	134.22	153.80	153.94	180.64	216.82

E*TRADE 2017 10-K | Page 27

ITEM 6.    SELECTED FINANCIAL DATA
The selected consolidated financial data should be read in conjunction with MD&A and Financial Statements and Supplementary Data.
(Dollars in millions except per share amounts, shares in thousands):

	Year Ended December 31,					Variance
Results of Operations:	2017	2016	2015	2014	2013	2017 vs. 2016
Net interest income	$1,485	$1,148	$1,021	$961	$855	29%
Commissions	$441	$442	$424	$456	$420	—%
Total net revenue	$2,366	$1,941	$1,370	$1,704	$1,613	22%
Provision (benefit) for loan losses	$(168)	$(149)	$(40)	$36	$143	13%
Total non-interest expense	$1,470	$1,252	$1,319	$1,216	$1,275	17%
Net income	$614	$552	$268	$293	$86	11%
Basic earnings per share	$2.16	$1.99	$0.92	$1.02	$0.30	9%
Diluted earnings per share	$2.15	$1.98	$0.91	$1.00	$0.29	9%
Weighted average shares—basic	273,190	277,789	290,762	288,705	286,991	(2)%
Weighted average shares—diluted	274,352	279,048	295,011	294,103	292,589	(2)%
Financial Condition (at year end):
Available-for-sale securities	$20,679	$13,892	$12,589	$12,388	$13,592	49%
Held-to-maturity securities	$23,839	$15,751	$13,013	$12,248	$10,181	51%
Margin receivables	$9,071	$6,731	$7,398	$7,675	$6,353	35%
Loans receivable, net	$2,654	$3,551	$4,613	$5,979	$8,123	(25)%
Total assets	$63,365	$48,999	$45,427	$45,530	$46,280	29%
Deposits	$42,742	$31,682	$29,445	$24,890	$25,971	35%
Customer payables	$9,449	$8,159	$6,544	$6,455	$6,310	16%
Corporate debt	$991	$994	$997	$1,366	$1,768	—%
Shareholders’ equity	$6,931	$6,272	$5,799	$5,375	$4,856	11%

E*TRADE 2017 10-K | Page 28

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)
The following discussion should be read in conjunction with the consolidated financial statements and related notes included in Financial Statements and Supplementary Data.

OVERVIEW
Our mission is to enhance the financial independence of investors and traders through a powerful digital offering and professional guidance. Our vision is to be the #1 digital broker and advisor to traders and investors, known for an easy-to-use platform and the completeness of our offering. Our success in the future will depend upon, among other things, our ability to execute on our business strategy. Our financial performance is affected by a number of factors outside of our control, including:

•	Customer demand for financial products and services and the impact of actions by our competitors

•	Our ability to attract and retain customers

•	Performance, volume and volatility of the equity and capital markets

•	The level and volatility of interest rates

•	Our ability to move capital to our parent company from our subsidiaries subject to regulatory approvals or notifications

•	Changes to the rules and regulations governing the financial services industry

•	The performance of the residential real estate and credit markets

•	Market demand and liquidity in the secondary market for agency securities
Our net revenue is generated primarily from net interest income, commissions and fees and service charges. Net interest income is largely impacted by the size of our balance sheet, our balance sheet mix, and average yields on our assets and liabilities. Net interest income is driven primarily from interest earned on investment securities and margin receivables, less interest paid on interest-bearing liabilities, including deposits, customer payables, corporate debt and other borrowings. Net interest income is also earned on our legacy mortgage loan portfolio which we expect to continue to run off in future periods. Commissions revenue is generated by customer trades and is largely impacted by trade volume and commission rates. Fees and service charges revenue is mainly impacted by order flow revenue, fees earned on off-balance sheet customer cash, mutual fund service fees and advisor management fees. Our net revenue is offset by non-interest expenses, the largest of which are compensation and benefits and advertising and market development.
Significant Events
Announced acquisition of brokerage accounts from Capital One
In January 2018, we announced an agreement to acquire approximately one million retail brokerage accounts with $18 billion in customer assets from Capital One for a cash purchase price of up to $170 million. We intend to fund this transaction with existing corporate cash. The acquisition is expected to close by the third quarter of 2018, subject to customary closing conditions and regulatory approvals.

E*TRADE 2017 10-K | Page 29

Announced Trust Company of America acquisition
In October 2017, we announced an agreement to acquire TCA for $275 million in cash. We intend to fund the transaction with the net proceeds received from our December 2017 issuance of fixed-to-floating rate non-cumulative perpetual preferred stock. The acquisition is expected to close by the second quarter of 2018, subject to customary closing conditions and regulatory approvals.
Completed OptionsHouse integration
In August 2017, we completed the integration of OptionsHouse, which was acquired by the Company in 2016. Completion of the integration included the rollout of OptionsHouse features and functionality through E*TRADE.com and consolidation of retail brokerage accounts and customer-related balances onto our platforms.
Issued $1 billion of senior notes and redeemed higher cost corporate debt
In August 2017, we issued $600 million of 2.95% Senior Notes due 2022 and $400 million of 3.80% Senior Notes due 2027 and used the net proceeds, along with existing corporate cash, to redeem our outstanding $540 million of 5.375% Senior Notes and $460 million of 4.625% Senior Notes, resulting in a $58 million loss on early extinguishment of debt. This transaction reduced our annual corporate debt service costs from $50 million to $33 million.
Repurchased 8.5 million shares of our common stock
In July 2017, we announced that our Board of Directors authorized the repurchase of up to $1 billion of shares of our common stock. During the year ended December 31, 2017, the Company repurchased 8.5 million shares of common stock at an average price of $42.62 for a total of $362 million. As of December 31, 2017, $638 million remained available for additional repurchases. As of February 16, 2018, we have subsequently repurchased an additional 1.1 million shares of common stock at an average price of $49.99.
Tier 1 leverage ratio thresholds reduced for E*TRADE Financial and E*TRADE Bank
Beginning July 2017, E*TRADE Financial's consolidated Tier 1 leverage ratio threshold was reduced to 6.5%, down from the previous threshold of 7.0%. E*TRADE Bank's Tier 1 leverage ratio threshold was reduced to 7.5% from 8.0% in February 2017 and was further reduced to 7.0% beginning January 2018.
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
Reduced commission rates for equity and options trades
In March 2017, we reduced trade commissions for stock, options and exchange-traded funds (ETFs) to $6.95 from $9.99. For active traders, commissions were reduced to $4.95 from $7.99 and options charges were reduced to $0.50 per contract from $0.75. Further, the number of trades required to reach the active tier were reduced to 30 per quarter from 150.

E*TRADE 2017 10-K | Page 30

Exceeded $50 billion in total consolidated assets
The Company exceeded $50 billion in total consolidated assets in the first quarter of 2017 and ended the year at over $63 billion. We continue to monitor and prepare for the incremental regulatory and reporting requirements that will apply as a result of this balance sheet growth.

E*TRADE 2017 10-K | Page 31

Key Performance Metrics
Management monitors a number of customer activity and company metrics to evaluate the Company’s performance. The most significant of these are displayed below along with the percentage variance from the prior period, where applicable, and includes OptionsHouse from the September 12, 2016 acquisition date.
Customer Activity Metrics:

E*TRADE 2017 10-K | Page 32

E*TRADE 2017 10-K | Page 33

Daily Average Revenue Trades (DARTs) is the predominant driver of commissions revenue from our customers. DARTs were 214,284, 164,134 and 155,470 for the years ended December 31, 2017, 2016 and 2015, respectively.
Derivative DARTs, a key driver of commissions revenue, is the daily average number of options and futures trades, and Derivative DARTs percentage is the mix of options and futures as a component of total DARTs. Derivative DARTs were 65,264, 42,430 and 37,826 for the years ended December 31, 2017, 2016 and 2015, respectively, and Derivative DARTs represented 30%, 26% and 24%, respectively, of total DARTs.
Average commission per trade is an indicator of changes in our customer mix, product mix and/or product pricing. Average commission per trade was $8.23, $10.70 and $10.86 for the years ended December 31, 2017, 2016 and 2015, respectively. Average commission per trade for the year ended December 31, 2017 was impacted by our reduced commission rates for equity and options trades effective March 13, 2017, which were as follows:

•	Stock, options and ETF trade commissions reduced to $6.95 from $9.99

•	For active traders, commissions reduced to $4.95 from $7.99 and options charges reduced to $0.50 per contract from $0.75; trades required for active trader tier reduced to 30 per quarter from 150
Customer margin balances represents credit extended to customers to finance their purchases of securities by borrowing against securities they own and is a key driver of net interest income. Customer margin balances were $9.1 billion, $7.1 billion and $7.4 billion at December 31, 2017, 2016 and 2015, respectively. Customer margin at December 31, 2016 includes OptionsHouse balances which were held by a third party clearing firm. In connection with the integration of OptionsHouse, $0.4 billion of customer margin held by the third party clearing firm was transferred to our balance sheet and is reflected as margin receivables at December 31, 2017.
Managed products represents customer assets in our Managed Investment Portfolio, Unified Managed Account, Fixed Income Portfolio and Adaptive Portfolio. Managed products are a driver of fees and service charges revenue. Managed products were $5.4 billion, $3.9 billion and $3.2 billion at December 31, 2017, 2016 and 2015, respectively.
End of period brokerage accounts, net new brokerage accounts and brokerage account attrition rate are indicators of our ability to attract and retain brokerage customers. End of period brokerage accounts were 3.6 million, 3.5 million and 3.2 million at December 31, 2017, 2016 and 2015, respectively. Net new brokerage accounts were 171,906, 249,462 and 69,618 for the years ended December 31, 2017, 2106 and 2015, respectively. Our brokerage account attrition rate was 9.4%, 8.5% and 9.7% for the years ended December 31, 2017, 2016 and 2015 respectively. During the years ended December 31, 2017, 2016 and 2015 our net new brokerage account growth rate was 5.0%, 7.8% and 2.2%, respectively. These metrics include the impact of the following:

E*TRADE 2017 10-K | Page 34

•
Net new and end of period brokerage accounts for the year ended December 31, 2016 included 147,761 accounts from the OptionsHouse acquisition. Excluding the impact of this item, the net new brokerage account growth rate was 3.2% for the year ended December 31, 2016.

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

Customer assets is an indicator of the value of our relationship with the customer. An increase generally indicates that the use of our products and services by existing and new customers is expanding. Changes in this metric are also driven by changes in the valuations of our customers' underlying securities. Customer assets were $383.3 billion, $311.3 billion and $287.9 billion at December 31, 2017, 2016 and 2015, respectively.
Net new brokerage assets is total inflows to new and existing brokerage accounts less total outflows from closed and existing brokerage accounts. The net new brokerage assets metric is a general indicator of the use of our products and services by new and existing brokerage customers. Net new brokerage assets were $12.2 billion, $13.1 billion and $9.3 billion for the years ended December 31, 2017, 2016 and 2015, respectively. During the years ended December 31, 2017, 2016 and 2015, our net new brokerage asset growth rate was 4.4%, 5.3% and 3.8%, respectively. Net new brokerage assets for the year ended December 31, 2016 included $3.7 billion from the OptionsHouse acquisition. Excluding the impact of this item, the net new brokerage asset growth rate was 3.8% for the year ended December 31, 2016.
Brokerage related cash is an indicator of the level of engagement with our brokerage customers and is a key driver of net interest income as well as fees and service charges revenue, which includes fees earned on customer cash held by third parties. Brokerage related cash was $52.9 billion, $51.4 billion and $41.7 billion at December 31, 2017, 2016 and 2015, respectively.
Company Metrics:

E*TRADE 2017 10-K | Page 35

Operating margin is the percentage of net revenue that results in income before income taxes and is an indicator of the Company's profitability. Operating margin was 45%, 43% and 7% for the years ended December 31, 2017, 2016 and 2015, respectively.

E*TRADE 2017 10-K | Page 36

Adjusted operating margin is a non-GAAP measure that provides useful information about our ongoing operating performance by excluding the provision (benefit) for loan losses, the loss on termination of wholesale funding obligations and losses on early extinguishment of debt, which are not viewed as key factors governing our investment in the business and are excluded by management when evaluating operating margin performance. Adjusted operating margin was 40%, 35% and 31% for the years ended December 31, 2017, 2016 and 2015, respectively. See MD&A—Earnings Overview for a reconciliation of adjusted operating margin to operating margin.
Corporate cash, a non-GAAP measure, is a component of cash and equivalents and represents the primary source of capital above and beyond the capital deployed in our regulated subsidiaries. Corporate cash was $541 million, $461 million and $447 million at December 31, 2017, 2016 and 2015, respectively, while cash and equivalents was $931 million, $2.0 billion and $2.2 billion for the same periods. See MD&A—Liquidity and Capital Resources for a reconciliation of corporate cash to cash and equivalents.
Tier 1 leverage ratio is an indicator of capital adequacy for E*TRADE Financial and E*TRADE Bank. Tier 1 leverage ratio is Tier 1 capital divided by adjusted average assets for leverage capital purposes. E*TRADE Financial's Tier 1 leverage ratio was 7.4%, 7.8% and 9.0% at December 31, 2017, 2016 and 2015, respectively. E*TRADE Bank's Tier 1 leverage ratio was 7.6%, 8.8% and 9.7% at December 31, 2017, 2016 and 2015, respectively. See MD&A—Liquidity and Capital Resources for additional information, including the calculation of regulatory capital ratios.
Allowance for loan losses is an estimate of probable losses inherent in the loan portfolio as of the balance sheet date, as well as the forecasted losses, including economic concessions to borrowers, over the estimated remaining life of loans modified as troubled debt restructurings (TDRs). Allowance for loan losses was $74 million, $221 million and $353 million at December 31, 2017, 2016 and 2015, respectively.
Interest-earning assets, along with net interest margin, is an indicator of our ability to generate net interest income. Average interest-earning assets were $53.2 billion, $43.3 billion and $41.0 billion for the years ended December 31, 2017, 2016 and 2015, respectively.
Net interest margin is a measure of the net yield on our average interest-earning assets. Net interest margin is calculated for a given period by dividing the annualized sum of net interest income by average interest-earning assets. Net interest margin was 2.79%, 2.65% and 2.50% for the years ended December 31, 2017, 2016 and 2015, respectively.
Total employees were 3,607, 3,601 and 3,421 at December 31, 2017, 2016 and 2015, respectively.

E*TRADE 2017 10-K | Page 37

EARNINGS OVERVIEW
We generated net income of $614 million on total net revenue of $2.4 billion for the year ended December 31, 2017. The following chart provides a reconciliation of net income for the year ended December 31, 2016 to net income for the year ended December 31, 2017 (dollars in millions):

(1)	Includes commissions and other revenue.

(2)
Includes clearing and servicing, professional services, occupancy and equipment, depreciation and amortization, FDIC insurance premiums, amortization of other intangibles, restructuring and acquisition-related activities and other non-interest expenses.

E*TRADE 2017 10-K | Page 38

The significant components of the consolidated statement of income are as follows (dollars in millions except per share amounts):

	Year Ended December 31,			Variance		Variance
				2017 vs. 2016		2016 vs. 2015
	2017	2016	2015	Amount	%	Amount	%
Net interest income	$1,485	$1,148	$1,021	$337	29%	$127	12%
Total non-interest income	881	793	349	88	11%	444	127%
Total net revenue	2,366	1,941	1,370	425	22%	571	42%
Provision (benefit) for loan losses	(168)	(149)	(40)	(19)	13%	(109)	273%
Total non-interest expense	1,470	1,252	1,319	218	17%	(67)	(5)%
Income before income tax expense (benefit)	1,064	838	91	226	27%	747	821%
Income tax expense (benefit)	450	286	(177)	164	57%	463	*
Net income	$614	$552	$268	$62	11%	$284	106%
Preferred stock dividends	25	—	—	25	100%	—	—%
Net income available to common shareholders	$589	$552	$268	$37	7%	$284	106%
Diluted earnings per common share	$2.15	$1.98	$0.91	$0.17	9%	$1.07	118%

*	Percentage not meaningful.
Net income increased 11% to $614 million, or $2.15 per diluted share, for the year ended December 31, 2017 compared to 2016 and increased 106% to $552 million, or $1.98 per diluted share, for the year ended December 31, 2016 compared to 2015. Net income available to common shareholders was $589 million for the year ended December 31, 2017, which reflects payments of $25 million in preferred stock dividends, compared to net income available to common shareholders of $552 million and $268 million in 2016 and 2015, respectively.

•
The increase in net income from 2016 to 2017 was primarily driven by higher interest income due to a larger balance sheet and higher interest rates, as well as higher fees and service charges revenue. Net income for the year ended December 31, 2017 included a $168 million benefit for loan losses, which was partially offset by $27 million of pre-tax costs primarily incurred in connection with the OptionsHouse integration and preparation for the incremental regulatory and reporting requirements that our balance sheet growth requires, and a $58 million pre-tax loss on early extinguishment of corporate debt. The year ended December 31, 2017 also included a $58 million income tax expense related to the remeasurement of our net deferred tax assets due to tax reform and the new statutory federal income tax rate.

•
The increase in net income from 2015 to 2016 resulted primarily from the $413 million pre-tax charge on the termination of legacy wholesale funding obligations recognized in 2015. This pre-tax charge included $43 million of losses on early extinguishment of debt and $370 million of losses that were reclassified from accumulated other comprehensive loss related to cash flow hedges into the gains (losses) on securities and other, net line item. The benefit for loan losses increased to $149 million in 2016 from $40 million in 2015. The year ended December 31, 2015 also included a $220 million income tax benefit resulting from the settlement of an IRS examination and a $73 million pre-tax loss on early extinguishment of corporate debt.

E*TRADE 2017 10-K | Page 39

Net Revenue
The components of net revenue and the resulting variances are as follows (dollars in millions):

	Year Ended December 31,			Variance		Variance
				2017 vs. 2016		2016 vs. 2015
	2017	2016	2015	Amount	%	Amount	%
Net interest income	$1,485	$1,148	$1,021	$337	29%	$127	12%
Commissions	441	442	424	(1)	—%	18	4%
Fees and service charges	369	268	210	101	38%	58	28%
Gains (losses) on securities and other, net	28	42	(324)	(14)	(33)%	366	*
Other revenue	43	41	39	2	5%	2	5%
Total non-interest income	881	793	349	88	11%	444	127%
Total net revenue	$2,366	$1,941	$1,370	$425	22%	$571	42%

*	Percentage not meaningful.
Net Interest Income
Net interest income increased 29% to $1.5 billion for the year ended December 31, 2017 compared to 2016, and increased 12% to $1.1 billion for the year ended December 31, 2016 compared to 2015. Net interest income is earned primarily through investment securities, margin receivables and our legacy mortgage and consumer loan portfolio, offset by funding costs. The legacy wholesale funding obligations termination in 2015 and our investment grade debt refinancing in 2017 significantly reduced our funding costs and improved our ability to generate net interest income.

E*TRADE 2017 10-K | Page 40

The following table presents average balance sheet data and interest income and expense data, as well as the related net interest margin, yields and rates (dollars in millions):

	Year Ended December 31,
	2017			2016			2015
	Average Balance	Interest Inc./Exp.	Average Yield/ Cost	Average Balance	Interest Inc./Exp.	Average Yield/ Cost	Average Balance	Interest Inc./Exp.	Average Yield/ Cost
Cash and equivalents	$1,011	$9	0.89%	$1,700	$7	0.41%	$1,728	$3	0.18%
Cash required to be segregated under federal or other regulations	1,186	12	0.99%	1,553	6	0.36%	425	1	0.15%
Available-for-sale securities	18,391	390	2.12%	13,265	266	2.01%	12,541	245	1.95%
Held-to-maturity securities	20,699	572	2.76%	15,217	425	2.79%	12,201	346	2.84%
Margin receivables	7,721	320	4.15%	6,592	249	3.77%	7,884	276	3.50%
Loans(1)	3,194	157	4.93%	4,351	191	4.39%	5,651	230	4.06%
Broker-related receivables and other	1,014	3	0.29%	594	1	0.16%	527	3	0.61%
Subtotal interest-earning assets	53,216	1,463	2.75%	43,272	1,145	2.65%	40,957	1,104	2.70%
Other interest revenue(2)	—	108		—	88		—	112
Total interest-earning assets	53,216	1,571	2.95%	43,272	1,233	2.85%	40,957	1,216	2.97%
Total non-interest-earning assets	4,979			4,864			4,512
Total assets	$58,195			$48,136			$45,469

Sweep deposits	$33,775	$4	0.01%	$26,088	$3	0.01%	$20,638	$4	0.02%
Savings deposits	3,085	—	0.01%	3,227	—	0.01%	3,534	—	0.01%
Other deposits	2,055	—	0.03%	2,018	—	0.03%	1,977	—	0.03%
Customer payables	8,793	5	0.06%	7,221	5	0.07%	6,435	5	0.07%
Broker-related payables and other	1,250	—	0.00%	1,286	—	0.00%	1,759	—	0.00%
Other borrowings	665	22	3.33%	416	18	4.32%	3,500	117	3.32%
Corporate debt	994	48	4.77%	994	54	5.41%	1,076	59	5.63%
Subtotal interest-bearing liabilities	50,617	79	0.16%	41,250	80	0.19%	38,919	185	0.49%
Other interest expense(3)	—	7		—	5		—	9
Total interest-bearing liabilities	50,617	86	0.17%	41,250	85	0.21%	38,919	194	0.50%
Total non-interest-bearing liabilities	1,058			954			894
Total liabilities	51,675			42,204			39,813
Total shareholders' equity	6,520			5,932			5,656
Total liabilities and shareholders' equity	$58,195			$48,136			$45,469
Excess interest earning assets over interest bearing liabilities/net interest income/net interest margin(4)	$2,599	$1,485	2.79%	$2,022	$1,148	2.65%	$2,038	$1,022	2.50%

(1)
Nonaccrual loans are included in the average loan balances. Interest payments received on nonaccrual loans are recognized on a cash basis in interest income until it is doubtful that full payment will be collected, at which point payments are applied to principal.

(2)	Represents interest income on securities loaned.

(3)	Represents interest expense on securities borrowed.

(4)	The taxable equivalent adjustment to reconcile to net interest income was less than $1 million for the years ended December 31, 2017 and 2016 and $1 million for the year ended December 31, 2015.

E*TRADE 2017 10-K | Page 41

	Year Ended December 31,
	2017	2016	2015
Ratio of interest-earning assets to interest-bearing liabilities	105.14%	104.90%	105.24%
Return on average:
Total assets	1.06%	1.15%	0.59%
Total shareholders’ equity	9.42%	9.30%	4.75%
Average total shareholders’ equity to average total assets	11.20%	12.32%	12.44%
Average interest-earning assets increased 23% to $53.2 billion for the year ended December 31, 2017 compared to 2016. The fluctuation in interest-earning assets is generally driven by changes in interest-bearing liabilities, primarily deposits and customer payables. Average interest-bearing liabilities increased 23% to $50.6 billion for the year ended December 31, 2017 compared to 2016. The increase was primarily due to higher deposits as a result of transferring customer cash held by third parties to our balance sheet. For additional information on our balance sheet growth and customer cash held by third parties, see MD&A—Balance Sheet Overview.
Net interest margin increased 14 basis points to 2.79% for the year ended December 31, 2017 compared to 2016. Net interest margin is driven by the mix of asset and liability average balances and the interest rates earned or paid on those balances. The increase during the year ended December 31, 2017 compared to 2016, is due to higher interest rates earned on increased margin receivable and available-for-sale securities balances, increased securities lending activities and lower corporate debt service cost, partially offset by the continued run-off of our higher yielding legacy mortgage and consumer loan portfolio.
Average interest-earning assets increased 6% to $43.3 billion for the year ended December 31, 2016 compared to 2015. Average interest-bearing liabilities increased 6% to $41.3 billion and net interest margin increased 15 basis points to 2.65%. The increase was primarily due to lower borrowing costs resulting from the termination of legacy wholesale funding obligations during 2015.
Commissions
Commissions revenue decreased by less than 1% to $441 million for the year ended December 31, 2017 compared to 2016, and increased 4% to $442 million for the year ended December 31, 2016 compared to 2015. The main factors that affect commissions revenue are DARTs, average commission per trade and the number of trading days.
DARTs volume increased 31% to 214,284 for the year ended December 31, 2017 compared to 2016, and increased 6% to 164,134 for the year ended December 31, 2016 compared to 2015, mainly driven by the inclusion of OptionsHouse accounts and the strength of the equity markets. Derivative DARTs volume increased 54% to 65,264 for the year ended December 31, 2017 compared to 2016 and increased 12% to 42,430 for the year ended December 31, 2016 compared to 2015. Derivative DARTs represented 30%, 26% and 24% of trading volume for the years ended December 31, 2017, 2016 and 2015, respectively.
Average commission per trade decreased 23% to $8.23 for the year ended December 31, 2017 compared to 2016 and decreased 1% to $10.70 for the year ended December 31, 2016 compared to 2015. Average commission per trade is impacted by customer mix and differing commission rates on various trade types (e.g. equities, derivatives, stock plan and mutual funds). Average commission per trade for the year ended December 31, 2017 was impacted by reduced commission rates implemented in March 2017 as well as increased trading activity from certain customers, qualifying them for lower commission rates due to our new active trader pricing. The lower price structure for customer accounts associated with the OptionsHouse acquisition has also impacted commissions revenue.

E*TRADE 2017 10-K | Page 42

Fees and Service Charges
The components of fees and service charges and the resulting variances are as follows (dollars in millions):

	Year Ended December 31,			Variance		Variance
				2017 vs. 2016		2016 vs. 2015
	2017	2016	2015	Amount	%	Amount	%
Order flow revenue	$135	$96	$85	$39	41%	$11	13%
Money market funds and sweep deposits revenue(1)	92	50	23	42	84%	27	117%
Mutual fund service fees	39	36	27	3	8%	9	33%
Advisor management fees	36	28	27	8	29%	1	4%
Foreign exchange revenue	26	21	15	5	24%	6	40%
Reorganization fees	16	16	12	—	—%	4	33%
Other fees and service charges	25	21	21	4	19%	—	—%
Total fees and service charges	$369	$268	$210	$101	38%	$58	28%

(1)
Includes revenue earned on average customer cash held by third parties based on the federal funds rate or LIBOR plus a negotiated spread or other contractual arrangements with the third party institutions.

Fees and service charges increased 38% to $369 million for the year ended December 31, 2017 compared to 2016 and increased 28% to $268 million for the year ended December 31, 2016 compared to 2015. The increase in fees and service charges in both periods was largely driven by an increase in revenue earned on customer cash held by third parties, which was impacted by higher interest rates, partially offset by lower average balances. The gross yield on customer cash held by third parties was approximately 90 basis points, 40 basis points and 15 basis points for the years ended December 31, 2017, 2016 and 2015, respectively. In addition, during 2017 and 2016, fees and service charges benefited from increased order flow revenue from higher trading activity and higher revenue from advisor management fees driven by an increased average balance of assets under management.

E*TRADE 2017 10-K | Page 43

Gains (Losses) on Securities and Other, Net
The components of gains (losses) on securities and other, net and the resulting variances are as follows (dollars in millions):

	Year Ended December 31,			Variance		Variance
				2017 vs. 2016		2016 vs. 2015
	2017	2016	2015	Amount	%	Amount	%
Reclassification of deferred losses on cash flow hedges	$—	$—	$(370)	$—	*	$370	(100)%
Gains on available-for-sale securities, net:
Gains on available-for-sale securities	40	54	58	$(14)	(26)%	$(4)	(7)%
Losses on available-for-sale securities	—	(1)	(20)	1	(100)%	19	(95)%
Subtotal	40	53	38	(13)	(25)%	15	39%
Hedge ineffectiveness	(14)	(6)	(1)	(8)	133%	(5)	500%
Equity method investment income (loss) and other	2	(5)	9	7	(140)%	(14)	(156)%
Gains (losses) on securities and other, net	$28	$42	$(324)	$(14)	(33)%	$366	*

*	Percentage not meaningful.
Gains (losses) on securities and other, net was $28 million, $42 million and $(324) million for the years ended December 31, 2017, 2016 and 2015, respectively. Gains (losses) on securities and other, net for the year ended December 31, 2015 included $370 million of losses reclassified from accumulated other comprehensive loss related to cash flow hedges as a result of the termination of legacy wholesale funding obligations during 2015.
Provision (Benefit) for Loan Losses
We recognized a benefit for loan losses of $168 million, $149 million and $40 million for the years ended December 31, 2017, 2016 and 2015, respectively. The timing and magnitude of the provision (benefit) for loan losses is affected by many factors that could result in variability. These benefits reflected better than expected performance of our portfolio as well as recoveries in excess of prior expectations, including recoveries of previous charge-offs that were not included in our loss estimates, as well as payoffs on loans converting to amortizing. These benefits also reflected the following enhancements to our allowance for loan loss modeling approach during the periods presented:

•
The benefit for loan losses for the year ended December 31, 2017 reflected approximately $70 million of benefit resulting from refined default assumptions based on the sustained outperformance of converted mortgage loans that were previously interest-only and had now been amortizing for 12 months or longer.

•
The benefit for loan losses for the year ended December 31, 2016 included a $25 million benefit resulting from updated expectations based on the sustained outperformance of a substantial volume of high-risk HELOCs.

•
The benefit for loan losses during the year ended December 31, 2015 reflected a decrease in the allowance for loan losses that was partially offset by the impact of enhancements to our modeling practices.

For additional information on management's estimate of the allowance for loan losses, see MD&A—Summary of Critical Accounting Policies and Estimates.

E*TRADE 2017 10-K | Page 44

Non-Interest Expense
The components of non-interest expense and the resulting variances are as follows (dollars in millions):

	Year Ended December 31,			Variance		Variance
				2017 vs. 2016		2016 vs. 2015
	2017	2016	2015	Amount	%	Amount	%
Compensation and benefits	$546	$501	$466	$45	9%	$35	8%
Advertising and market development	166	131	124	35	27%	7	6%
Clearing and servicing	124	105	95	19	18%	10	11%
Professional services	99	97	103	2	2%	(6)	(6)%
Occupancy and equipment	116	98	88	18	18%	10	11%
Communications	121	87	90	34	39%	(3)	(3)%
Depreciation and amortization	82	79	81	3	4%	(2)	(2)%
FDIC insurance premiums	31	25	41	6	24%	(16)	(39)%
Amortization of other intangibles	36	23	20	13	57%	3	15%
Restructuring and acquisition-related activities	15	35	17	(20)	(57)%	18	106%
Losses on early extinguishment of debt, net	58	—	112	58	100%	(112)	(100)%
Other non-interest expenses	76	71	82	5	7%	(11)	(13)%
Total non-interest expense	$1,470	$1,252	$1,319	$218	17%	$(67)	(5)%
Compensation and Benefits
Compensation and benefits expense increased 9% to $546 million for the year ended December 31, 2017 compared to 2016, and increased 8% to $501 million for the year ended December 31, 2016 compared to 2015. The expense increase in 2017 was primarily driven by higher incentive compensation reflecting improved overall Company performance. The increase in 2016 was primarily driven by a headcount increase of 5% as we hired additional customer service professionals and financial consultants consistent with our key business objective of accelerating growth of the core brokerage business. Headcount during 2016 was also impacted by the acquisition of OptionsHouse. The impact of increased headcount was partially offset by the reversal of share-based compensation and other incentive compensation that will not vest due to the Company's restructuring activities during the second half of 2016.
Advertising and Market Development
Advertising and market development expense increased 27% to $166 million for the year ended December 31, 2017 compared to 2016, and increased 6% to $131 million for the year ended December 31, 2016 compared to 2015. The increase in in both periods was primarily due to investments to drive customer acquisition and deepen engagement, and in 2017 was also driven by higher spending as we launched our new advertising campaign during the second quarter of 2017.
Communications
Communications expense increased 39% to $121 million for the year ended December 31, 2017 compared to 2016, and decreased 3% to $87 million for the year ended December 31, 2016 compared to 2015. The increase in 2017 was primarily driven by increased market data fees resulting from higher trading activity. Additionally, during 2017 we updated our accrual estimate for professional users of real time market data and recognized $8 million related to previous usage.

E*TRADE 2017 10-K | Page 45

Restructuring and Acquisition-Related Activities
Restructuring and acquisition-related activities expense decreased 57% to $15 million, for the year ended December 31, 2017 compared to 2016, and increased 106% to $35 million for the year ended December 31, 2016 compared to 2015. Restructuring and acquisition-related activities for the year ended December 31, 2017 primarily related to the OptionsHouse integration costs. Restructuring and acquisition-related activities during the year ended December 31, 2016 reflected $28 million of restructuring costs related to the realignment of our core brokerage business and $7 million of acquisition-related expense from the OptionsHouse acquisition.
Losses on Early Extinguishment of Debt, Net
Losses on early extinguishment of debt, net were $58 million for the year ended December 31, 2017 compared to no losses for the year ended December 31, 2016 and $112 million for the year ended December 31, 2015.

•
During the third quarter of 2017, we issued $600 million of 2.95% Senior Notes due 2022 and $400 million of 3.80% Senior Notes due 2027 and used the net proceeds, along with existing corporate cash, to redeem our outstanding $540 million of 5.375% Senior Notes and $460 million of 4.625% Senior Notes, which resulted in a $58 million loss on early extinguishment of debt.

•
The $112 million net loss on early extinguishment of debt during the year ended December 31, 2015 included a $73 million loss on the redemption of 6.375% Senior Notes during the first quarter and a $43 million loss on the termination of legacy wholesale funding obligations during the third quarter, offset by a $4 million gain on the extinguishment of certain trust preferred securities.

Operating Margin
Operating margin was 45% for the year ended December 31, 2017, compared to 43% for the same period in 2016, and 7% for the same period in 2015. Adjusted operating margin, a non-GAAP measure, was 40% for the year ended December 31, 2017 compared to 35% in 2016 and 31% in 2015.
Adjusted operating margin is a non-GAAP measure calculated by dividing adjusted income before income tax expense by adjusted total net revenue. Adjusted income before income tax expense excludes provision (benefit) for loan losses, losses on early extinguishment of debt, net and the loss on termination of legacy wholesale funding obligations recognized in Gains (losses) on securities and other, net during the year ended December 31, 2015. The following table provides a reconciliation of adjusted income before income tax expense and adjusted operating margin, non-GAAP measures, to the most directly comparable GAAP measures (dollars in millions):

	Year Ended December 31,
	2017		2016		2015
	Amount	Operating Margin %	Amount	Operating Margin %	Amount	Operating Margin %
Income before income tax expense / operating margin	$1,064	45%	$838	43%	$91	7%
Add back impact of pre-tax items:
Loss included in Gains (losses) on securities and other, net	—		—		370
Provision (benefit) for loan losses	(168)		(149)		(40)
Losses on early extinguishment of debt, net	58		—		112
Subtotal	(110)		(149)		442
Adjusted income before income tax expense / adjusted operating margin	$954	40%	$689	35%	$533	31%

E*TRADE 2017 10-K | Page 46

Adjusted total net revenue excludes the loss on termination of legacy wholesale funding obligations from total net revenue. The following table provides a reconciliation of adjusted total net revenue, a non-GAAP measure, to the most directly comparable GAAP measure (dollars in millions):

	Year Ended December 31,
	2017	2016	2015
Total net revenue	$2,366	$1,941	$1,370
Add back impact of termination of legacy wholesale funding obligations:
Loss included in Gains (losses) on securities and other, net	—	—	370
Adjusted total net revenue	$2,366	$1,941	$1,740
Income Tax Expense (Benefit)
Income tax expense (benefit) was $450 million, $286 million and $(177) million for the years ended December 31, 2017, 2016, and 2015, respectively. The effective tax rate was 42%, 34% and (195%) for the same periods.

•
The effective tax rate of 42% for the year ended December 31, 2017 includes the impact of federal tax reform. The Tax Cuts and Jobs Act was enacted on December 22, 2017, which resulted in a reduction in the value of our net federal deferred tax assets using the new statutory federal corporate income tax rate of 21%. As a result, we recognized $58 million of additional tax expense for the year ended December 31, 2017. The effective tax rate also includes the impact of adopting amended accounting guidance for employee share-based compensation. See Note 1—Organization, Basis of Presentation and Summary of Significant Accounting Policies for additional information on the adoption of the amended accounting guidance.

•	The effective tax rate of 34% for the year ended December 31, 2016 was impacted by a $25 million tax benefit related to the release of valuation allowances against certain state deferred tax assets.

•
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

For additional information, see Note 15—Income Taxes.

E*TRADE 2017 10-K | Page 47

BALANCE SHEET OVERVIEW
The following table sets forth the significant components of the consolidated balance sheet (dollars in millions):

			Variance
	December 31,		2017 vs. 2016
	2017	2016	Amount	%
Assets:
Cash and equivalents	$931	$1,950	$(1,019)	(52)%
Segregated cash	872	1,460	(588)	(40)%
Securities(1)	44,518	29,643	14,875	50%
Margin receivables	9,071	6,731	2,340	35%
Loans receivable, net	2,654	3,551	(897)	(25)%
Receivables from brokers, dealers and clearing organizations	1,178	1,056	122	12%
Goodwill and other intangibles, net	2,654	2,690	(36)	(1)%
Deferred tax assets, net	251	756	(505)	(67)%
Other(2)	1,236	1,162	74	6%
Total assets	$63,365	$48,999	$14,366	29%
Liabilities and shareholders’ equity:
Deposits	$42,742	$31,682	$11,060	35%
Customer payables	9,449	8,159	1,290	16%
Payables to brokers, dealers and clearing organizations	1,542	983	559	57%
Other borrowings	910	409	501	122%
Corporate debt	991	994	(3)	—%
Other liabilities	800	500	300	60%
Total liabilities	56,434	42,727	13,707	32%
Shareholders’ equity	6,931	6,272	659	11%
Total liabilities and shareholders’ equity	$63,365	$48,999	$14,366	29%

(1)	Includes balance sheet line items available-for-sale and held-to-maturity securities.

(2)	Includes balance sheet line items property and equipment, net and other assets.
Cash and Equivalents
Cash and equivalents decreased 52% to $931 million during the year ended December 31, 2017 and includes corporate cash, a non-GAAP measure, of $541 million as of December 31, 2017. Cash and equivalents will fluctuate based on a variety of factors, including, among other drivers, liquidity needs at the parent, customer activity at our regulated subsidiaries, and the timing of investments at E*TRADE Bank. For additional information on our use of cash and equivalents, including corporate cash, see MD&A—Liquidity and Capital Resources.

E*TRADE 2017 10-K | Page 48

Segregated Cash
Cash required to be segregated under federal or other regulations decreased 40% to $872 million during the year ended December 31, 2017. The level of segregated cash is driven largely by customer payables and securities lending balances we hold as liabilities compared with the amount of margin receivables and securities borrowed balances we hold as assets. The excess represents customer cash that we are required by our regulators to segregate for the exclusive benefit of our brokerage customers. At December 31, 2017 and 2016, $800 million and $500 million, respectively, of reverse repurchase agreements between E*TRADE Securities and E*TRADE Bank, representing investments that were segregated under federal or other regulations by E*TRADE Securities, were eliminated in consolidation.
Securities
Available-for-sale and held-to-maturity securities are summarized as follows (dollars in millions):

			Variance
	December 31,		2017 vs. 2016
	2017	2016	Amount	%
Available-for-sale securities:
Debt securities:
Agency mortgage-backed securities	$19,195	$12,634	$6,561	52%
Other debt securities	1,477	1,251	226	18%
Total debt securities	20,672	13,885	6,787	49%
Publicly traded equity securities(1)	7	7	—	—%
Total available-for-sale securities	$20,679	$13,892	$6,787	49%
Held-to-maturity securities:
Agency mortgage-backed securities	$20,502	$12,868	$7,634	59%
Other debt securities	3,337	2,883	454	16%
Total held-to-maturity securities	$23,839	$15,751	$8,088	51%
Total investments in securities	$44,518	$29,643	$14,875	50%

(1)	Consists of Community Reinvestment Act investments in a mutual fund.
Securities represented 70% and 60% of total assets at December 31, 2017 and 2016, respectively. We classify debt securities as available-for-sale or held-to-maturity based on our investment strategy and management’s assessment of our intent and ability to hold the debt securities until maturity.
The increase in total investments in securities during the year ended December 31, 2017 was primarily due to net purchases of investment securities as a result of our efforts to grow the balance sheet by transferring customer cash held by third parties to our balance sheet.
Margin Receivables
Margin receivables increased 35% to $9.1 billion during the year ended December 31, 2017. The increase in margin receivables was primarily driven by improved market sentiment. During the third quarter of 2017, we also transferred $0.4 billion of customer margin balances held by a third party clearing firm to E*TRADE Securities in connection with the integration of OptionsHouse.

E*TRADE 2017 10-K | Page 49

Loans Receivable, Net
Loans receivable, net is summarized as follows (dollars in millions):

			Variance
	December 31,		2017 vs. 2016
	2017	2016	Amount	%
One- to four-family	$1,432	$1,950	$(518)	(27)%
Home equity	1,097	1,556	(459)	(29)%
Consumer and other(1)	188	250	(62)	(25)%
Total loans receivable	2,717	3,756	(1,039)	(28)%
Unamortized premiums, net	11	16	(5)	(31)%
Subtotal	2,728	3,772	(1,044)	(28)%
Less: Allowance for loan losses	74	221	(147)	(67)%
Total loans receivable, net	$2,654	$3,551	$(897)	(25)%

(1)
In the third quarter of 2017 we introduced E*TRADE Line of Credit, a securities-based lending product, where customers can borrow up to 50% of the market value of securities pledged as collateral. The drawn amount and unused credit line amount totaled $12 million and $35 million, respectively, as of December 31, 2017.

Loans receivable, net decreased 25% to $2.7 billion during the year ended December 31, 2017. In addition to payoff activity during the year, the following added to the decrease:

•	The Company sold certain loans with a carrying value of $41 million for proceeds that approximated book value.

•	The Company transferred loans with a carrying value of $17 million to held-for-sale. These loans are reflected within other assets on the consolidated balance sheet at December 31, 2017.
We expect the remaining legacy mortgage and consumer loan portfolio to continue its run-off for the foreseeable future. As our portfolio has seasoned and substantially all interest-only loans have converted to amortizing, we continue to assess underlying performance, the economic environment, and the value of the portfolio in the marketplace. While it is our intention to hold these loans, if the markets improve our strategy could change. For additional information on management's estimate of the allowance for loan losses, see Note 7—Loans Receivable, Net.
Deferred Tax Assets, Net
Deferred tax assets, net decreased 67% to $251 million during the year ended December 31, 2017. The decrease in net deferred tax assets was primarily driven by our earnings, which resulted in the utilization of net operating losses. Additionally, we recognized a $58 million reduction in value related to tax reform and the new statutory federal corporate income tax rate of 21%. See Note 15—Income Taxes for additional information.

E*TRADE 2017 10-K | Page 50

Deposits
Deposits are summarized as follows (dollars in millions):

			Variance
	December 31,		2017 vs. 2016
	2017	2016	Amount	%
Sweep deposits	$37,734	$26,362	$11,372	43%
Savings deposits	2,912	3,185	(273)	(9)%
Other deposits	2,096	2,135	(39)	(2)%
Total deposits	$42,742	$31,682	$11,060	35%
Deposits represented 76% and 74% of total liabilities at December 31, 2017 and 2016, respectively. At December 31, 2017, approximately 92% of our customer deposits were covered by FDIC insurance. Deposits increased $11.1 billion during the year ended December 31, 2017 primarily as a result of transferring customer cash held by third parties to our balance sheet.
Brokerage Related Cash
The majority of the deposits balance, specifically sweep deposits, is included in brokerage related cash, which is reported as a customer activity metric. Total brokerage related cash is summarized as follows (dollars in millions):

			Variance
	December 31,		2017 vs. 2016
	2017	2016	Amount	%
Sweep deposits	$37,734	$26,362	$11,372	43%
Customer payables	9,449	8,159	1,290	16%
Subtotal - on balance sheet	47,183	34,521	12,662	37%
Customer cash held by third parties:
Sweep deposits held by unaffiliated financial institutions	4,724	14,943	(10,219)	(68)%
Customer cash held by third party clearing firm(1)	—	1,634	(1,634)	(100)%
Money market funds and other	1,016	271	745	275%
Subtotal - off balance sheet	5,740	16,848	(11,108)	(66)%
Total brokerage related cash	$52,923	$51,369	$1,554	3%

(1)
At December 31, 2016, includes OptionsHouse customer cash held by a third party clearing firm that was transferred to E*TRADE Securities during the third quarter of 2017 in connection with the integration of OptionsHouse.

Sweep deposits are held at bank subsidiaries and are included in the deposits line item on our consolidated balance sheet. We offer an extended insurance sweep deposit account (ESDA) program to our brokerage customers. The ESDA program utilizes our bank subsidiaries, in combination with additional third party program banks, to allow customers the ability to have aggregate deposits they hold in the ESDA program insured up to $1,250,000 for each category of legal ownership. As of December 31, 2017, approximately 99% of sweep deposits were in the ESDA program.
Customer cash held by third parties is maintained at unaffiliated financial institutions. Customer cash held by third parties is not reflected on our consolidated balance sheet and is not immediately available for liquidity purposes. As of December 31, 2017, approximately $1.8 billion of customer cash held by third parties was available for balance sheet growth. The timing of our balance sheet growth will be impacted by a variety of factors, including the capital requirements applicable to both the Company and E*TRADE Bank.

E*TRADE 2017 10-K | Page 51

Other Borrowings
Other borrowings are summarized as follows (dollars in millions):

			Variance
	December 31,		2017 vs. 2016
	2017	2016	Amount	%
FHLB advances	$500	$—	$500	100%
Trust preferred securities	410	409	1	—%
Total other borrowings	$910	$409	$501	122%
Other borrowings increased $501 million during the year ended December 31, 2017, as we utilized Federal Home Loan Bank (FHLB) advances for short-term liquidity and funding requirements. See MD&A—Liquidity and Capital Resources for additional information on liquidity and funding sources at E*TRADE Bank.
Shareholders' Equity
Shareholders' equity increased 11% to $6.9 billion during the year ended December 31, 2017, primarily driven by increased net income and other comprehensive income as well as the issuance of Series B preferred stock in anticipation of funding the TCA acquisition, partially offset by share repurchases. See Note 16—Shareholders' Equity for additional information.

LIQUIDITY AND CAPITAL RESOURCES
We have established liquidity and capital policies to support the successful execution of our business strategy, while maintaining ongoing and sufficient liquidity through the business cycle. We believe liquidity is of critical importance to the Company and especially important for E*TRADE Bank and E*TRADE Securities. The objective of our policies is to ensure that we can meet our corporate, banking and broker-dealer liquidity needs under both normal operating conditions and under periods of stress in the financial markets.
Liquidity
Our corporate liquidity needs are primarily driven by capital needs at E*TRADE Bank and E*TRADE Securities as well as by the interest due on our corporate debt and the amount of dividend payments on our preferred stock. Our banking and brokerage subsidiaries' liquidity needs are driven primarily by the level and volatility of our customer activity. Management maintains a set of liquidity sources and monitors certain business trends and market metrics closely in an effort to ensure we have sufficient liquidity. Potential loans by E*TRADE Bank to the parent company and the parent company's other non-bank subsidiaries are subject to various quantitative, arm’s length, collateralization, capital and other requirements.
Parent Company Liquidity
The parent company's primary source of liquidity is corporate cash. Corporate cash, a non-GAAP measure, is a component of cash and equivalents; see the consolidated statement of cash flows within Financial Statements and Supplementary Data for information on cash and equivalents activity. We define corporate cash as cash held at the parent company and subsidiaries, excluding bank, broker-dealer, and FCM subsidiaries that require regulatory approval or notification prior to the payment of certain dividends to the parent company.

E*TRADE 2017 10-K | Page 52

We believe corporate cash is a useful measure of the parent company’s liquidity as it is the primary source of capital above and beyond the capital deployed in our regulated subsidiaries. Corporate cash can fluctuate in any given quarter and is impacted primarily by the following:

•	Dividends from and investments in subsidiaries

•	Non-cumulative preferred stock dividends

•	Share repurchases

•	Debt service costs

•	Acquisitions and other investments

•	Reimbursements from subsidiaries for the use of the parent company's deferred tax assets

•	Parent company overhead less reimbursements through cost sharing arrangements with subsidiaries
The following chart provides a roll forward of corporate cash at December 31, 2016 to corporate cash at December 31, 2017 (dollars in millions):
The following table provides a reconciliation of consolidated cash and equivalents to corporate cash, a non-GAAP measure (dollars in millions):

	December 31,
	2017	2016	2015
Consolidated cash and equivalents	$931	$1,950	$2,233
Less: Cash at regulated subsidiaries(1)	(390)	(1,489)	(1,786)
Corporate cash	$541	$461	$447
(1) Reported net of corporate cash on deposit at E*TRADE Bank that is eliminated in consolidation.

E*TRADE 2017 10-K | Page 53

Corporate cash increased $80 million to $541 million during the year ended December 31, 2017 primarily due to the following:

•	$345 million received in dividends from E*TRADE Securities

•	$300 million received from the preferred stock issuance related to the planned TCA acquisition

•	$108 million received from subsidiaries for the use of the parent company’s deferred tax assets

•	$362 million used for share repurchases

•	$122 million used primarily for parent company overhead less reimbursements from subsidiaries under overhead cost sharing arrangements

•	$103 million used for corporate debt activity, including $58 million to refinance our senior notes and $45 million in interest payments

•	$61 million used for investments in subsidiaries, driven by a $50 million investment in E*TRADE Bank related primarily to the impact of tax reform
Corporate cash is monitored as part of our liquidity risk management and our current corporate cash target is $250 million. This target covers approximately 18 months of parent company fixed costs, which includes preferred stock dividends, debt service and other overhead costs. The Company maintains $300 million of additional liquidity through an unsecured committed revolving credit facility. The parent has the ability to borrow against the credit facility for working capital and general corporate purposes. At December 31, 2017, there was no outstanding balance under this revolving credit facility. See Risk Management for additional information about our liquidity risk management approach.
E*TRADE Bank Liquidity
E*TRADE Bank, including its subsidiary E*TRADE Savings Bank, relies on bank cash and deposits for liquidity needs. Management believes that within deposits, sweep deposits are of particular importance as they are a stable source of liquidity for E*TRADE Bank. We have the ability to generate liquidity in the form of additional deposits by raising the yield on our customer deposit products and by bringing additional deposits onto our balance sheet. Sweep deposits on our balance sheet as of December 31, 2017 increased $11.4 billion compared to December 31, 2016. We utilize our sweep deposit platform to efficiently manage our balance sheet size.
We may utilize wholesale funding sources for short-term liquidity and contingency funding requirements. Our ability to borrow these funds is dependent upon the continued availability of funding in the wholesale borrowings market. In addition, we can borrow from the Federal Reserve Bank of Richmond's discount window to meet short-term liquidity requirements, although it is not viewed as a primary source of funding. At December 31, 2017, E*TRADE Bank had approximately $6.2 billion and $0.8 billion in additional collateralized borrowing capacity with the FHLB and the Federal Reserve Bank of Richmond, respectively.
E*TRADE Securities Liquidity
E*TRADE Securities relies on customer payables, securities lending, and internal and external lines of credit to provide liquidity and to fund margin lending. At December 31, 2017, E*TRADE Securities' external liquidity lines totaled approximately $1.1 billion and included the following:

•	A 364-day, $450 million senior unsecured committed revolving credit facility with a syndicate of banks, with a maturity date of June 2018 and a commitment fee of 0.35% on unused balances

•	Secured committed lines of credit with two unaffiliated banks, aggregating to $175 million, with a maturity date of June 2018 and a commitment fee of 0.15% on unused balances

E*TRADE 2017 10-K | Page 54

•	Unsecured uncommitted lines of credit with three unaffiliated banks, aggregating to $125 million, of which $50 million matures in June 2018 and the remaining lines have no maturity date

•	Secured uncommitted lines of credit with several unaffiliated banks, aggregating to $375 million with no maturity date
The revolving credit facility contains certain covenants, including maintenance covenants related to E*TRADE Securities' minimum consolidated tangible net worth and regulatory net capital ratio. There were no outstanding balances for any of these lines at December 31, 2017. E*TRADE Securities also maintains lines of credit with the parent company and E*TRADE Bank.
Capital Resources
The Company seeks to manage capital levels in support of our business strategy of generating and effectively deploying capital for the benefit of our shareholders, governed by the Company's risk management framework. For additional information on our bank and brokerage capital requirements, see Note 18—Regulatory Requirements.
Bank Capital Requirements
The Dodd-Frank Act requires all companies, including savings and loan holding companies, that directly or indirectly control an insured depository institution, to serve as a source of strength for the institution. There are bank regulatory capital requirements applicable to the Company and E*TRADE Bank, some of which are still subject to phase-in periods, including certain deductions from and adjustments to regulatory capital. Most of these requirements are currently scheduled to be fully implemented in 2018. For additional information on bank regulatory requirements and phase-in periods, see Business—Regulation.
At December 31, 2017, our regulatory capital ratios for E*TRADE Financial were well above the minimum ratios required to be "well capitalized." E*TRADE Financial's current Tier 1 Leverage ratio threshold of 6.5% was reduced from 7.0% in July 2017. E*TRADE Financial's capital ratios are as follows:

E*TRADE 2017 10-K | Page 55

E*TRADE Financial's capital ratios are calculated as follows (dollars in millions):

	December 31,
	2017	2016	2015
E*TRADE Financial shareholders’ equity	$6,931	$6,272	$5,799
Deduct:
Preferred stock	(689)	(394)	—
E*TRADE Financial Common Equity Tier 1 capital before regulatory adjustments	$6,242	$5,878	$5,799
Add:
(Gains) losses in other comprehensive income on available-for-sale debt securities, net of tax	26	139	101
Deduct:
Goodwill and other intangible assets, net of deferred tax liabilities	(2,191)	(2,029)	(1,419)
Disallowed deferred tax assets	(304)	(505)	(838)
Other(1)	—	—	104
E*TRADE Financial Common Equity Tier 1 capital	3,773	3,483	3,747
Add:
Preferred stock	689	394	—
Deduct:
Disallowed deferred tax assets	(76)	(267)	—
E*TRADE Financial Tier 1 capital	$4,386	$3,610	$3,747
Add:
Allowable allowance for loan losses	74	124	129
Non-qualifying capital instruments subject to phase-out (trust preferred securities)(1)	414	414	310
E*TRADE Financial total capital	$4,874	$4,148	$4,186

E*TRADE Financial average assets for leverage capital purposes	$62,095	$49,113	$44,016
Deduct:
Goodwill and other intangible assets, net of deferred tax liabilities	(2,191)	(2,029)	(1,419)
Disallowed deferred tax assets	(380)	(772)	(839)
Other(1)	—	—	104
E*TRADE Financial adjusted average assets for leverage capital purposes	$59,524	$46,312	$41,862

E*TRADE Financial total risk-weighted assets(2)	$11,115	$9,422	$9,536

E*TRADE Financial Tier 1 leverage ratio(1) (Tier 1 capital / Adjusted average assets for leverage capital purposes)	7.4%	7.8%	9.0%
E*TRADE Financial Common Equity Tier 1 capital / Total risk-weighted assets(2)	33.9%	37.0%	39.3%
E*TRADE Financial Tier 1 capital / Total risk-weighted assets	39.5%	38.3%	39.3%
E*TRADE Financial total capital / Total risk-weighted assets	43.8%	44.0%	43.9%
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

E*TRADE 2017 10-K | Page 56

At December 31, 2017, our regulatory capital ratios for E*TRADE Bank were well above the minimum ratios required to be "well capitalized." E*TRADE Bank's current Tier 1 Leverage ratio threshold of 7.5% was reduced to 7.0% in January 2018. E*TRADE Bank's capital ratios are as follows:

E*TRADE 2017 10-K | Page 57

E*TRADE Bank's capital ratios are calculated as follows (dollars in millions):

	December 31,
	2017	2016	2015
E*TRADE Bank shareholder's equity	$3,703	$3,153	$3,181
Add:
(Gains) losses in other comprehensive income on available-for-sale debt securities, net of tax	26	139	101
Deduct:
Goodwill and other intangible assets, net of deferred tax liabilities	(38)	(38)	(38)
Disallowed deferred tax assets	(71)	(122)	(169)
E*TRADE Bank Common Equity Tier 1 capital / Tier 1 capital	3,620	3,132	3,075
Add:
Allowable allowance for loan losses	74	105	110
E*TRADE Bank total capital	$3,694	$3,237	$3,185

E*TRADE Bank average assets for leverage capital purposes	$47,992	$35,885	$31,785
Deduct:
Goodwill and other intangible assets, net of deferred tax liabilities	(38)	(38)	(38)
Disallowed deferred tax assets	(71)	(122)	(169)
E*TRADE Bank adjusted average assets for leverage capital purposes	$47,883	$35,725	$31,578

E*TRADE Bank total risk-weighted assets(1)	$10,147	$8,187	$8,424

E*TRADE Bank Tier 1 leverage ratio (Tier 1 capital / Adjusted average assets for leverage capital purposes)	7.6%	8.8%	9.7%
E*TRADE Bank Common Equity Tier 1 capital / Total risk-weighted assets	35.7%	38.3%	36.5%
E*TRADE Bank Tier 1 capital / Total risk-weighted assets	35.7%	38.3%	36.5%
E*TRADE Bank total capital / Total risk-weighted assets	36.4%	39.5%	37.8%
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
Broker-Dealer and FCM Capital Requirements
Our broker-dealer and FCM subsidiaries are subject to capital requirements determined by their respective regulators. At December 31, 2017, these subsidiaries met their minimum net capital requirements. We continue to assess our ability to distribute excess net capital to the parent while maintaining adequate capital at the broker-dealer and FCM subsidiaries. E*TRADE Securities paid dividends of $345 million to the parent company during the year ended December 31, 2017. For additional information on our broker-dealer and FCM capital requirements, see Note 18—Regulatory Requirements.
Off-Balance Sheet Arrangements
We enter into various off-balance sheet arrangements in the ordinary course of business, primarily to meet the needs of our customers and to reduce our own exposure to interest rate risk. These arrangements include firm commitments to extend credit. Additionally, we enter into guarantees and other similar arrangements as part of transactions in the ordinary course of business. For additional information on these arrangements, see Note 20—Commitments, Contingencies and Other Regulatory Matters.

E*TRADE 2017 10-K | Page 58

Contractual Obligations and Commitments
The following table summarizes our contractual obligations at December 31, 2017 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (dollars in millions):

	Payments Due by Period
	Less Than 1 Year	1-3 Years	3-5 Years	Thereafter	Total
Corporate debt(1)	$33	$66	$660	$470	$1,229
Trust preferred securities(2)(3)	16	33	33	607	689
Leases(4)	27	55	37	55	174
Purchase obligations(5)	96	40	10	5	151
Certificates of deposit(2)(6)	21	5	3	—	29
Uncertain tax positions	6	5	8	6	25
Total contractual obligations	$199	$204	$751	$1,143	$2,297

(1)	Includes annual interest payments.

(2)
Includes annual interest based on the contractual features of each security, using market rates at December 31, 2017. Interest rates are assumed to remain at current levels over the life of all adjustable rate instruments.

(3)	For these subordinated debentures, does not assume early redemption under current conversion provisions.

(4)
Includes future minimum lease payments for non-cancelable operating leases, including a sale-leaseback that is accounted for as a financing, with initial or remaining terms in excess of one year, net of sublease proceeds.

(5)
Includes material purchase obligations for goods and services covered by non-cancelable contracts and contracts with termination clauses. Includes contracts through the termination date, even if the contract is renewable.

(6)	Does not include sweep deposits, savings deposits, money market or checking deposits as there are no stated maturity dates and/or scheduled contractual payments.
The Company also had $99 million in unfunded investment commitments to partnerships, companies and other similar entities, including tax credit partnerships and community development related entities, which are not required to be consolidated, at December 31, 2017. Additional information related to commitments and contingent liabilities is detailed in Note 20—Commitments, Contingencies and Other Regulatory Matters.

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
We have a Board-approved Enterprise Risk Appetite Statement (RAS) that is provided to all employees. The RAS specifies significant risk exposures and addresses the Company's tolerance of those risks, which are categorized as follows, with further information provided below:

•	Credit Risk—the risk of loss arising from the failure of a borrower or counterparty to meet its credit obligations.

•	Liquidity Risk—the potential inability to meet in a timely and cost-effective manner contractual and contingent financial obligations, either on- or off-balance sheet, as they come due.

•	Market Risk—the risk that asset values or income streams will be adversely affected by changes in market conditions.

E*TRADE 2017 10-K | Page 59

•	Operational Risk—the risk of losses or near misses due to failure of people, processes, and systems, or damage to physical assets.

•	Information Security Risk—the risk of loss of customer or company data, integrity, or availability of systems through the compromise of our digital media (e.g., computers, mobile devices, etc.).

•	Data Management Risk—the risk of impairment to or loss of data assets through ineffective governance over the creation, usage, quality, inventory, storage, security and disposal of data assets.

•	Strategic Risk—the risk of loss of market size, market share, or margin in our business, leading to lost revenues and potentially significant reductions to net income and/or market value.

•
Reputational Risk—the potential that negative perceptions regarding our conduct or business practices or capacity to conduct business will adversely affect valuation, profitability, operations, or the customer base, or require costly litigation or other measures.

•
Legal Risk—the risk to earnings or capital arising from violations of, or non-conformance with, laws or ethical standards, as well as uncertainties surrounding the interpretation or application of laws.

•
Regulatory and Compliance Risk—the risk to earnings or capital arising from violations of, or non-conformance with, regulations, applicable guidance, and internal policies, as well as risk associated with ambiguous, changing, or untested rules governing certain regulated products or activities.

We are also subject to other risks that could affect our business, financial condition, results of operations or cash flows in future periods. For additional information see Item 1A.— Risk Factors.
We manage risk through a governance structure of risk committees, which consist of members of senior management, to help ensure that business decisions are executed within our stated risk profile and consistent with the RAS. A variety of methodologies and measures are used to monitor, quantify, assess and forecast risk. Measurement criteria, methodologies and calculations are reviewed periodically to ensure that risks are represented appropriately. Certain risks are described in the RAS and related policies which establish processes and limits. The RAS and these policies are reviewed, challenged, and approved by certain risk committees and/or the Board of Directors, where applicable, at least annually.
The Risk Oversight Committee (ROC), which consists of independent members of the Board of Directors, reviews, challenges and approves the RAS and certain risk policies each year, receives regular reports on the status of certain limits and KRIs and discusses certain key risks. In addition to this Board-level committee, various management committees and subcommittees throughout the Company aid in the identification, measurement and management of risks, including but not limited to:

•
Enterprise Risk Management Committee (ERMC)—the ERMC is the senior-most risk management committee and has primary responsibility for approving risk limits and monitoring risk management activities. The ERMC also resolves issues escalated by the other risk management committees and in certain instances approves exceptions to risk policies.

•
Asset Liability Committee (ALCO)—the ALCO has primary responsibility for monitoring of market, interest rate, and liquidity risk, and approves related risk limits or recommends related risk limits to be approved by the ERMC.

•	Credit Committee—the Credit Committee has responsibility for monitoring credit risks and approving risk limits or recommending related risk limits to be approved by the ERMC.

•	Margin Risk Committee (MRC)—the MRC has responsibility for identifying, monitoring and mitigating, where necessary, risks arising from margin lending activities, including the associated credit risk.

•
Operational Risk and Control Committee (ORCC)—the ORCC has responsibility for the oversight and management of the operational risks in all business lines, legal entities, and departments, including the

E*TRADE 2017 10-K | Page 60

development and reporting of key operational risk metrics. The ORCC has oversight of operational risk management in the existing enterprise risk categories, including: transactions execution risk, information security and other security risks, legal and regulatory risks, systems and information technology risks, and employment risks.

•	Technology Risk Committee (TRC)—the TRC provides oversight to ensure that all information security objectives and requirements are met and that policies, programs and plans are implemented.

•	Data Governance Committee (DGC)—the DGC is responsible for setting a vision for a clearly defined data governance framework for the Company.
Credit Risk Management
We are exposed to credit risk in the following areas:

•
We hold credit risk exposure in our loan portfolio. While the legacy portfolio is running off, performance is subject to variability in any given quarter and we cannot state with certainty that the declining loan loss trend will continue.

•
We offer securities-based lending products to our brokerage customers, including margin loans and collateralized lines of credit, which exposes us to the risk of credit losses in the event a customer's assets are depleted due to adverse market conditions, leaving the account with an unsecured debit that the customer is not able or willing to cover.

•
We engage in financial transactions with counterparties, which expose us to counterparty credit losses or collateral losses in the event a counterparty cannot meet its obligations. These financial transactions include our invested cash, securities lending, repurchase and reverse repurchase agreements, and derivatives portfolios, as well as the settlement of trades.

•
There is a risk of deterioration in market value of the Company’s Real Estate Owned (REO) portfolio, in the event of declining property values. Such deterioration will likely coincide with an increase in REO balances driven by incremental defaults in the Company's mortgage loan portfolios.

Credit risk is monitored by the Credit Committee and the MRC. The Credit Committee's objective is to evaluate current and expected credit performance of our loans, investments, borrowers and counterparties relative to market conditions and the probable impact on our financial performance. It establishes credit risk guidelines in accordance with our strategic objectives and existing policies, and reviews investment and lending activities with credit risk to ensure consistency with those established guidelines. These reviews involve an analysis of portfolio balances, delinquencies, losses, recoveries, default management and collateral liquidation performance, as well as any credit risk mitigation efforts relating to the portfolios. In addition, the Credit Committee reviews and approves credit related counterparties engaged in financial transactions with us. The MRC is responsible for corporate governance and oversight with regard to margin risk. The MRC identifies, monitors and mitigates where necessary market, operational and credit risks related to our margin lending activities.
Loss Mitigation on the Loan Portfolio
Our credit risk team manages the mitigation of credit risk within the loan portfolio. We continue to have loan modification programs that were established to minimize potential losses in the mortgage portfolios by targeting borrowers experiencing financial difficulties. During the years ended December 31, 2017 and 2016, these programs were utilized to modify $19 million and $13 million, respectively, of one- to four-family loans, and $15 million and $24 million, respectively, of home equity loans. These modifications were classified as TDRs. We also process minor modifications on certain loans in the normal course of servicing delinquent accounts. Minor modifications resulting in an insignificant delay in the timing of payments are not considered economic concessions and therefore are not classified as TDRs. At December 31, 2017 and

E*TRADE 2017 10-K | Page 61

2016, we had $10 million and $15 million, respectively, of mortgage loans with minor modifications that were not considered TDRs. We currently do not have any active loan modification programs for consumer loans.
Currently, our entire mortgage loan portfolio is serviced by third parties. To reduce vendor, operational and regulatory risks, we have assessed our servicing relationships and, where appropriate, consolidated providers or transferred certain mortgage loans to servicers that specialize in managing troubled assets. At December 31, 2017, $1.7 billion gross unpaid principal balance of our mortgage loans were held at servicers that specialize in managing troubled assets. We believe this initiative has improved and will continue to improve the credit performance of the loans transferred compared to the expected credit performance of these same loans if they had not been transferred.
During 2016, we completed our review of the mortgage loan portfolio that was aimed at identifying seller-misrepresented loans to be repurchased by the originator. A total of $464 million of loans, recognized as recoveries to the allowance for loan losses, have been repurchased by or settled with third party mortgage originators since we began the review process in 2008. We do not expect any future repurchases or settlements on the mortgage loan portfolio.
Liquidity Risk Management
Liquidity risk is monitored by the ALCO, the ERMC and the ROC. We have in place a comprehensive set of liquidity and funding policies as well as contingency funding plans that are intended to maintain our flexibility to address liquidity events specific to us or the market in general. See MD&A—Liquidity and Capital Resources for additional information.
Market Risk Management
Market risk is monitored by the MRC, the ALCO, the ERMC and the ROC. The ALCO monitors current and expected market conditions and their probable impact on the Company and provides oversight for interest rate risk. Risks associated with the margin portfolio are reviewed monthly by the MRC. See Quantitative and Qualitative Disclosures about Market Risk for additional information about our market risks.
Operational Risk Management
Operational risk is reviewed, challenged and monitored by the ORCC, the ERMC and the ROC. Operational risk exists in most areas of the Company from processing a transaction to customer service. We are also exposed to fraud risk from unauthorized use of customer and corporate funds and resources. We monitor customer transactions and use scoring tools which prevent a significant number of fraudulent transactions on a daily basis. However, new techniques and strategies are constantly being developed by perpetrators to commit fraud. In order to minimize this threat, we offer our customers various security measures, including a token based multi-factor verification system.
The failure of a third party vendor to adequately meet its responsibilities, which could result in financial loss and impact our reputation, is another significant operational risk. We have a Vendor Management Committee that reports to the ORCC and monitors our vendor relationships. The vendor risk identification process includes reviews of contracts, financial soundness of providers, information security, business continuity and risk management scoring.
Information Security Risk Management
Information security risk is reviewed, challenged and monitored by the TRC, the ORCC, the ERMC and the ROC. These risks include potential:

•	Cyber-attacks on systems that directly or indirectly impact our operations and customers

E*TRADE 2017 10-K | Page 62

•	Compromised systems from inappropriate use or user access by colleagues or customers

•	Vulnerability of customers' computers and mobile devices to the loss of customer information (i.e., through identity theft) or other types of fraud that can have monetary consequences

•	Reduced availability or loss of customer facing systems due to a cyber-incident, such as a DDoS attack

•	System vulnerabilities resulting in a risk of a loss of customer data or data integrity
Data Management Risk
Data management risk is reviewed, challenged and monitored by the DGC, the ERMC, and the ROC. These risks include, but are not limited to, risks that:

•	Data values are unacceptable or incorrect

•	Records are not uniquely identifiable and represented (e.g. duplicates exist) or not all record identifiers refer back to a master record (e.g. orphan records)

•	Data is not populated for the entirety of the relevant population, data is inconsistent within records, across records and over time, or the data is stored and presented in an inconsistent format

•	Data is not up-to-date

•	Data is not available in a timely manner, does not exist or exists but is inaccessible

•	Key internal controls designed to prevent and detect data errors fail
Strategic Risk Management
Strategic risk is reviewed, challenged and monitored by the ERMC and the ROC. These risks include, but are not limited to:

•	Not having a strategy appropriately defined

•	Failure to implement the defined strategy

•	Lack of appropriate reaction mechanisms to adapt to changes in the business or regulatory environment

•	Potential loss of customers or adverse changes in customer mix in the brokerage business, which could lead to decreased trading activity as well as decreased securities lending and margin lending

•	Changes in business, economic, or political conditions that negatively impact global financial markets which could reduce trading volumes and margin lending

•	New entrants into the discount brokerage market which could put pressure on revenues and margins
Reputational Risk Management
Reputational risks are reviewed, challenged and monitored by the ERMC and the ROC. We recognize that reputational risk can manifest itself in all areas of our business often due to negative publicity associated with other risk types. We acknowledge that there is particular reputational risk from many factors including, but not limited to:

•	Business disruption and system failures, system breaches, identity theft, vendor, or other cyber related events

E*TRADE 2017 10-K | Page 63

•	Impact of investigations and lawsuits (with or without merit)

•	Publication of regulatory findings

•	Conflicts of interest

•	Unethical behavior of any employee of the Company or members of the Boards

•	Failure of controls supporting the accuracy of financial reports and disclosures

•	Failure of third party vendors to adequately meet their responsibilities

•	Errors in public communication

•	Public regulatory findings
Legal Risk Management
Legal risks are reviewed, challenged and monitored by the ERMC and the ROC. The following areas of legal risk are particularly pertinent:

•	Investigations as a result of alleged or actual business practices, changes in laws or regulatory expectations

•	Threatened or actual lawsuits as a result of business disputes as well as alleged or actual business practices

•	Failure to respond appropriately to protect assets (for example, intellectual property) owned by the institution that could lead to a loss in franchise value

•
Failure to comply with applicable broker-dealer, securities and banking laws, either domestically or internationally, exposing the Company to disciplinary actions, monetary or other penalties, or restrictions that could significantly harm its business

Regulatory and Compliance Risk Management
Regulatory and compliance risk is the risk to earnings or capital arising from violations of, or nonconformance with regulations, applicable guidance and internal policies. Regulatory and compliance risk also arises in situations where the rules governing certain regulated products or activities may be ambiguous, untested, or in the process of significant change or revision. This risk exposes the Company to fines, civil money penalties, diminished reputation, reduced franchise value, limited business opportunities and reduced expansion potential. Regulatory and compliance risk is reviewed, challenged and monitored by the ERMC and the ROC. The following areas of regulatory and compliance risk are particularly pertinent:

•	Extensive government regulation, including broker-dealer, banking and securities rules and regulations, which could restrict our business practices.

•
Changes in regulation may have a material impact on our operations. In addition, if we are unable to meet these new requirements, the Company could face negative regulatory consequences, which could have a material negative effect on our business.

•	Failure to comply with regulations, domestically or internationally, could subject us to disciplinary actions, monetary or other penalties or restrictions that could significantly harm our business.

•	Failure to maintain the capital levels required by regulators could subject us to prompt corrective actions, increasingly strong sanctions, cease-and-desist orders, and ultimately FDIC receivership.

E*TRADE 2017 10-K | Page 64

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

CONCENTRATIONS OF CREDIT RISK
Our mortgage loan portfolio represents our most significant credit risk exposure. See MD&A—Risk Management for additional information on our management of credit risk.
One- to Four-Family Interest-Only Loans
One- to four-family loans include loans with a five to ten year interest-only period, followed by an amortizing period ranging from 20 to 25 years. At December 31, 2017, nearly 100% of these loans were amortizing and the portfolio will be fully converted in 2018.
Home Equity Loans
The home equity loan portfolio consists of home equity installment loans (HEILs) and home equity lines of credit (HELOCs) and is primarily second lien loans on residential real estate properties that have a higher level of credit risk than first lien mortgage loans. Approximately 10% of the home equity loan portfolio was in the first lien position and we held both the first and second lien positions in less than 1% of the home equity loan portfolio at December 31, 2017. The home equity loan portfolio consists of approximately 18% of HEILs and approximately 82% of HELOCs at December 31, 2017. HEILs are primarily fixed rate and fixed term, fully amortizing loans that do not offer the option of an interest-only payment. The majority of HELOCs had an interest-only draw period at origination and converted to amortizing loans at the end of the draw period, which typically ranged from five to ten years. At December 31, 2017, nearly 100% of the HELOC portfolio had converted from the interest-only draw period and the portfolio will be fully converted in 2019.
Securities
We focus primarily on security type and credit rating to monitor credit risk in our securities portfolios. We consider securities backed by the US government or its agencies to have low credit risk as the long-term debt rating of the US government is AA+ by S&P and Aaa by Moody’s and Fitch at December 31, 2017. The amortized cost of these securities accounted for over 99% of our total securities portfolio at December 31, 2017. We review the remaining debt securities that were not backed by the US government or its agencies according to their credit ratings from S&P, Moody’s and Fitch where available. At December 31, 2017, all municipal bonds in our securities portfolio were rated investment grade (defined as a rating equivalent to a Moody’s rating of "Baa3" or higher, or an S&P or Fitch rating of "BBB-" or higher).

E*TRADE 2017 10-K | Page 65

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
Critical Accounting Estimates
We believe that certain accounting estimates are critical because they require complex and subjective judgments by management. Changes in these estimates or assumptions could materially impact our financial condition and results of operations, and actual results could differ from our estimates. Our critical accounting estimates are described below.
Allowance for Loan Losses
The allowance for loan losses is management's estimate of probable losses inherent in the loan portfolio as of the balance sheet date. In determining the adequacy of the allowance, we perform ongoing evaluations of the loan portfolio and loss assumptions. For loans that are not TDRs, we establish a general allowance and evaluate the adequacy of the allowance for loan losses by loan portfolio segment: one- to four-family, home equity and consumer. For modified loans accounted for as TDRs that are valued using the discounted cash flow model, we establish a specific allowance by estimating losses, including economic concessions to borrowers, over the estimated remaining life of these loans. See Note 1—Organization, Basis of Presentation and Summary of Significant Accounting Policies and Note 7—Loans Receivable, Net for additional information on the allowance methodology and the quantitative and qualitative factors considered in determination of the allowance for loan losses.
Determining the adequacy of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain. We recognized a benefit to provision for loan losses of $168 million for the year ended December 31, 2017 and have recognized net benefits for loan losses for 10 consecutive quarters since June 30, 2015. The benefits recognized reflected better than expected performance of our portfolio as well as recoveries in excess of prior expectations, including recoveries of previous charge-offs that were not included in our loss estimates, and payoffs on loans converting to amortizing. These benefits also reflected enhancements to our allowance for loan loss modeling approach during the periods presented. For example, approximately $70 million of benefit was recognized resulting from default assumptions revised during the second quarter of 2017 based on the sustained outperformance of converted mortgage loans that were previously interest-only and had been amortizing for 12 months or longer.
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

E*TRADE 2017 10-K | Page 66

Valuation and Impairment of Goodwill and Acquired Intangible Assets
Goodwill is recognized as a result of business combinations and represents the excess of the purchase price over the fair value of net tangible assets and identifiable intangible assets. Goodwill and other intangible assets are evaluated for impairment on an annual basis as of November 30 and in interim periods when events or changes indicate the carrying value may not be recoverable, such as a significant deterioration in the operating environment. See Note 1—Organization, Basis of Presentation and Summary of Significant Accounting Policies and Note 10—Goodwill and Other Intangibles, Net for additional information on the valuation and impairment policies governing goodwill and acquired intangible assets.
The valuation of goodwill and acquired intangible assets requires significant judgment and estimates by management. For example, the valuation of finite lived intangible assets acquired in the OptionsHouse transaction was performed under the income approach, which required management to make estimates about future earnings and cash flows. The useful life of the finite lived intangible assets was determined based on management's estimate of the period over which those intangible assets are expected to provide economic benefit to the Company. Management also applies judgment in conducting impairment testing for goodwill and finite lived intangible assets, including estimates of fair value based on the income or market approach and estimates required to determine the useful lives of finite lived intangible assets.
If our estimates of fair value change due to future events differing significantly from the forecasts used to determine fair value, changes in our business or other factors, the Company may be required to recognize an impairment of its goodwill or acquired intangible assets, which could have a material adverse effect on our financial condition and results of operations. If the Company's publicly traded equity were to experience a significant decrease in market capitalization, goodwill would be tested for impairment. Intangible assets with finite lives are amortized over their estimated useful lives therefore changes in the estimated useful lives could result in the recognition of an impairment or a change in the remaining life.
Estimates of Effective Tax Rates, Deferred Taxes and Valuation Allowances
In preparing the consolidated financial statements, we calculate income tax expense (benefit) based on our interpretation of the tax laws in the various jurisdictions where we conduct business. This requires us to estimate current tax obligations and the realizability of uncertain positions to assess temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities, which result in deferred tax assets and liabilities. We must also assess the likelihood that the deferred tax assets will be realized and recognize valuation allowances based on our estimates of the amount that is not realizable. See Note 1—Organization, Basis of Presentation and Summary of Significant Accounting Policies and Note 15—Income Taxes for additional information on tax accounting policies.
Management must make judgments to determine income tax expense (benefit), deferred tax assets and liabilities and any valuation allowance to be recorded against deferred tax assets. For example, management determined that our expectations regarding future earnings are objectively verifiable based on management-approved forecasts and therefore concluded that the federal deferred tax assets would be fully realized. Valuation allowances against certain state deferred tax assets reflect management's assessment of realizability within those specific jurisdictions. Changes also occur periodically in our estimates due to changes in tax rates, changes in business operations, implementation of tax planning strategies, the expiration of relevant statutes of limitations, resolution with taxing authorities of uncertain tax positions, and newly enacted statutory, judicial and regulatory guidance.
It is difficult to estimate how potential changes in tax law, interpretations and inputs to the valuation allowance process might impact our estimates of effective tax rate, deferred taxes and valuation allowances. For example, if future events differ significantly from current management-approved forecasts, a valuation allowance may need to be established or increased, which could have a material adverse effect on our financial condition and results of operations.

E*TRADE 2017 10-K | Page 67

STATISTICAL DISCLOSURE BY BANK HOLDING COMPANIES
The following table outlines the information required by the "SEC’s Industry Guide 3, Statistical Disclosure by Bank Holding Companies."

Required Disclosure	Page
Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential
Average Balance Sheet and Analysis of Net Interest Income	41
Net Interest Income—Volumes and Rates Analysis	69
Investment Portfolio
Investment Portfolio—Book Value and Fair Value	73
Investment Portfolio Maturity	74
Loan Portfolio
Loans by Type	70
Loan Maturities	70
Loan Sensitivities	70
Risk Elements
Nonaccrual, Past Due and Restructured Loans	71
Past Due Interest	71
Policy for Nonaccrual	95
Potential Problem Loans	125
Summary of Loan Loss Experience
Analysis of Allowance for Loan Losses	71
Allocation of the Allowance for Loan Losses	72
Deposits
Average Balance and Average Rates Paid	41
Time Deposit Maturities	59
Return on Equity and Assets	42
Short-Term Borrowings	75

E*TRADE 2017 10-K | Page 68

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

	2017 Compared to 2016 Increase (Decrease) Due To			2016 Compared to 2015 Increase (Decrease) Due To
	Volume	Rate	Total	Volume	Rate		Total
Interest-earning assets:
Cash and equivalents	$(3)	$5	$2	$—	$4		$4
Cash required to be segregated under federal or other regulation	(1)	7	6	2	3	5	5
Available-for-sale securities	103	21	124	14	7		21
Held-to-maturity securities	153	(6)	147	85	(6)	79	79
Margin receivables	42	29	71	(45)	18		(27)
Loans(1)	(51)	17	(34)	(53)	14		(39)
Broker-related receivables and other	1	1	2	1	(3)		(2)
Subtotal interest-earning assets	244	74	318	4	37		41
Other interest revenue(2)			20				(24)
Total interest-earning assets(3)	244	74	338	4	37		17

Interest-bearing liabilities:
Deposits	1	—	1	1	(2)		(1)
Customer payables	1	(1)	—	1	(1)		—
Other borrowings	11	(7)	4	(103)	4		(99)
Corporate debt	—	(6)	(6)	(4)	(1)		(5)
Subtotal interest-bearing liabilities	13	(14)	(1)	(105)	—		(105)
Other interest expense(4)			2				(4)
Total interest-bearing liabilities	13	(14)	1	(105)	—		(109)
Change in net interest income(3)	$231	$88	$337	$109	$37		$126

(1)
Nonaccrual loans are included in the average loan balances. Interest payments received on nonaccrual loans are recognized on a cash basis in operating interest income until it is doubtful that full payment will be collected, at which point payments are applied to principal.

(2)	Represents interest income on securities loaned.

(3)	Amount included a taxable equivalent increase in interest income of less than $1 million for the years ended December 31, 2017 and 2016 and $1 million for the year ended December 31, 2015.

(4)	Represents interest expense on securities borrowed.

E*TRADE 2017 10-K | Page 69

Lending Activities
The following table presents the balance and associated percentage of each major loan category (dollars in millions):

	December 31,
	2017		2016		2015		2014		2013
	Balance	%	Balance	%	Balance	%	Balance	%	Balance	%
One- to four-family	$1,432	53%	$1,950	52%	$2,488	50%	$3,060	48%	$4,475	53%
Home equity	1,097	40	1,556	41	2,114	43	2,834	45	3,454	40
Consumer and other	188	7	250	7	341	7	455	7	602	7
Total loans receivable	2,717	100%	3,756	100%	4,943	100%	6,349	100%	8,531	100%
Adjustments:
Unamortized premiums, net	11		16		23		34		45
Allowance for loan losses	(74)		(221)		(353)		(404)		(453)
Total adjustments	(63)		(205)		(330)		(370)		(408)
Loans receivable, net	$2,654		$3,551		$4,613		$5,979		$8,123
The following table shows the contractual maturities of the loan portfolio at December 31, 2017, including scheduled principal repayments. This table does not, however, include any estimate of prepayments. These prepayments could significantly shorten the average loan lives and cause the actual timing of the loan repayments to differ from those shown in the following table (dollars in millions):

	Due in(1)
	< 1 Year	1-5 Years	>5 Years	Total
One- to four-family	$50	$221	$1,161	$1,432
Home equity	51	240	806	1,097
Consumer and other	38	122	28	188
Total loans receivable	$139	$583	$1,995	$2,717

(1)
Estimated scheduled principal repayments are calculated using weighted-average interest rate and weighted-average remaining maturity of each loan portfolio. Loans with no contractual maturity are reflected within the < 1 Year category.

The following table shows the distribution of those loans that mature in more than one year between fixed and adjustable interest rate loans at December 31, 2017 (dollars in millions):

	Interest Rate Type
	Fixed	Adjustable	Total
One- to four-family	$200	$1,182	$1,382
Home equity	180	866	1,046
Consumer and other	150	—	150
Total loans receivable	$530	$2,048	$2,578

E*TRADE 2017 10-K | Page 70

Nonperforming Assets
We classify loans as nonperforming when they are no longer accruing interest, which includes loans that are 90 days and greater past due, TDRs that are on nonaccrual status for all classes of loans (including loans in bankruptcy) and certain junior liens that have a delinquent senior lien. The following table shows comparative data for nonperforming loans and assets for the past five years (dollars in millions):

	December 31,
	2017	2016	2015	2014	2013
One- to four-family	$192	$215	$263	$294	$526
Home equity	98	136	154	165	164
Consumer and other	—	1	1	1	3
Total nonperforming loans receivable	290	352	418	460	693
Real estate owned and other repossessed assets, net	27	36	29	38	53
Total nonperforming assets, net	$317	$388	$447	$498	$746
During the year ended December 31, 2017, we recognized $15 million of interest income on loans that were nonperforming at December 31, 2017. If our nonperforming loans at December 31, 2017 had been performing in accordance with their terms, we would have recorded additional interest income of approximately $14 million for the year ended December 31, 2017. At December 31, 2017 there were no commitments to lend additional funds to any of these borrowers.
The following table provides an analysis of net charge-offs for the past five years (dollars in millions):

	Year Ended December 31,
	2017	2016	2015	2014	2013
Allowance for loan losses, beginning of period	$221	$353	$404	$453	$481
Provision (benefit) for loan losses	(168)	(149)	(40)	36	143
Charge-offs:
One- to four-family	—	(1)	(2)	(44)	(41)
Home equity	(7)	(17)	(31)	(65)	(157)
Consumer and other	(6)	(7)	(11)	(17)	(33)
Total Charge-offs	(13)	(25)	(44)	(126)	(231)
Recoveries:(1)
One- to four-family	8	8	—	11	14
Home equity	23	29	26	24	34
Consumer and other	3	5	7	6	12
Total recoveries	34	42	33	41	60
Net (charge-offs) recoveries	21	17	(11)	(85)	(171)
Allowance for loan losses, end of period	$74	$221	$353	$404	$453
Net charge-offs (recoveries) to average loans receivable outstanding	(0.7)%	(0.4)%	0.2%	1.2%	1.8%
(1) Recoveries include the impact of mortgage originator settlements.

E*TRADE 2017 10-K | Page 71

The following table allocates the allowance for loans losses by loan category for the past five years (dollars in millions):

	December 31,
	2017		2016		2015		2014		2013
	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)
One-to four family	$24	53%	$45	52%	$40	50%	$27	48%	$102	52%
Home equity	46	40	171	41	307	43	367	45	326	41
Consumer and other	4	7	5	7	6	7	10	7	25	7
Total allowance for loan losses	$74	100%	$221	100%	$353	100%	$404	100%	$453	100%
(1) Represents percentage of loans receivable in the category to total loans receivable, excluding premiums (discounts).
Securities
Our investment portfolio includes a mortgage-backed securities portfolio, other debt securities and equity securities that are classified into the following categories: available-for-sale or held-to-maturity.
Our mortgage-backed securities portfolio is primarily composed of:

•	Fannie Mae participation certificates, guaranteed by Fannie Mae

•	Freddie Mac participation certificates, guaranteed by Freddie Mac

•	Ginnie Mae participation certificates, guaranteed by Ginnie Mae, which is backed by the full faith and credit of the US Government

•	CMOs, which are guaranteed by one of the three above organizations
Our other debt securities include agency debt securities guaranteed by the Small Business Administration, agency debentures which are unsecured senior debt offered by Fannie Mae, Freddie Mac and other government agencies and US Treasuries.
Available-for-sale securities are carried at fair value with the unrealized gains and losses, after applicable hedge accounting adjustments, reflected as a component of accumulated other comprehensive loss, net of tax. Held-to-maturity securities are carried at amortized cost based on the Company’s intent and ability to hold these securities to maturity.

E*TRADE 2017 10-K | Page 72

The following table shows the amortized cost and fair value of securities that we held and classified as available-for-sale or held-to-maturity (dollars in millions):

	December 31,
	2017		2016		2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale securities:(1)
Debt securities:
Agency mortgage-backed securities	$19,395	$19,195	$12,946	$12,634	$11,888	$11,763
Agency debentures	939	966	791	788	551	557
US Treasuries	452	458	452	407	147	143
Agency debt securities	34	33	25	24	55	55
Municipal bonds	20	20	32	32	35	35
Corporate bonds	—	—	—	—	5	4
Total debt securities	20,840	20,672	14,246	13,885	12,681	12,557
Publicly traded equity securities(2)	7	7	7	7	33	32
Total available-for-sale securities	$20,847	$20,679	$14,253	$13,892	$12,714	$12,589
Held-to-maturity securities:(1)
Agency mortgage-backed securities	$20,502	$20,404	$12,868	$12,839	$10,353	$10,444
Agency debentures	710	708	29	29	127	125
Agency debt securities	2,615	2,595	2,854	2,848	2,523	2,544
Other	12	12	—	—	10	10
Total held-to-maturity securities	$23,839	$23,719	$15,751	$15,716	$13,013	$13,123

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

E*TRADE 2017 10-K | Page 73

The following table shows the scheduled maturities, carrying values and current yields for the Company’s available-for-sale and held-to-maturity investment portfolio at December 31, 2017 (dollars in millions):

	Within One Year		One to Five Years		Five to Ten Years		After Ten Years		Total
	Balance Due	Weighted Average Yield	Balance Due	Weighted Average Yield	Balance Due	Weighted Average Yield	Balance Due	Weighted Average Yield	Balance Due	Weighted Average Yield
Available-for-sale debt securities:
Agency mortgage-backed securities	$—	—%	$363	1.85%	$8,400	2.68%	$10,632	2.57%	$19,395	2.60%
Agency debentures	—	—%	—	—%	288	3.53%	651	3.09%	939	3.23%
US Treasuries	—	—%	—	—%	—	—%	452	2.83%	452	2.83%
Agency debt securities	—	—%	—	—%	25	2.05%	9	2.81%	34	2.25%
Municipal bonds	—	—%	—	—%	—	—%	20	3.73%	20	3.73%
Total available-for-sale debt securities	$—		$363		$8,713		$11,764		$20,840
Held-to-maturity debt securities:
Agency mortgage-backed securities	$160	2.89%	$1,602	2.87%	$3,818	2.80%	$14,922	2.95%	$20,502	2.92%
Agency debentures	—	—%	18	2.13%	605	2.52%	87	3.30%	710	2.60%
Agency debt securities	—	—%	395	2.72%	1,086	2.58%	1,134	2.85%	2,615	2.72%
Other	—	—%	12	1.71%	—	—	—	—	12	1.71%
Total held-to-maturity debt securities	$160		$2,027		$5,509		$16,143		$23,839
Borrowings
Deposits represent our most significant and stable source of funding. In addition, we have utilized trust preferred securities and wholesale funding sources such as FHLB advances and repurchase agreements.
We are a member of, and own capital stock in, the FHLB system. The FHLB provides us with reserve credit capacity and authorizes us to apply for advances based on the security of pledged mortgage loans and other assets—principally agency-backed securities—provided we meet certain creditworthiness standards.
We also have raised funds by entering into agreements to repurchase the same or similar securities. The counterparties to these agreements hold the securities in custody. We account for repurchase agreements as borrowings and secure them with designated fixed- and variable-rate debt securities. We also participated in the Federal Reserve Bank of Richmond’s term investment option and treasury, tax and loan borrowing programs. We have used the proceeds from these transactions to meet our cash flow or asset/liability matching needs.

E*TRADE 2017 10-K | Page 74

The following table sets forth information regarding the weighted average interest rates and the highest and average month-end balances of repurchase agreements, FHLB advances and trust preferred securities (dollars in millions):

	Ending Balance	Weighted Average Interest Rate (1)	Maximum Amount at Month-End	Weighted Average
				Balance	Interest Rate (2)
At or for the year ended December 31, 2017:
Securities sold under agreements to repurchase	$—	—%	$400	$109	1.01%
FHLB advances	$500	1.40%	$500	$146	1.19%
Trust preferred securities	$410	4.10%	$410	$409	3.96%
At or for the year ended December 31, 2016:
Securities sold under agreements to repurchase	$—	—%	$—	$7	0.38%
Trust preferred securities	$409	3.55%	$409	$409	3.45%
At or for the year ended December 31, 2015:
Securities sold under agreements to repurchase	$82	0.14%	$3,829	$2,490	2.76%
FHLB advances	$—	—%	$884	$588	5.50%
Trust preferred securities	$409	3.04%	$428	$422	3.09%

(1)	Weighted average interest rates are based on ending balances and exclude hedging costs.

(2)	Weighted average interest rates are based on average balances and include hedging costs.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The following discussion about market risk includes forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of certain factors, including, but not limited to, those set forth in Risk Factors in this report.
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
Exposure to interest rate risk is dependent upon the distribution and composition of interest-earning assets, interest-bearing liabilities and derivatives. The differing risk characteristics of each product are managed to

E*TRADE 2017 10-K | Page 75

mitigate our exposure to interest rate fluctuations. At December 31, 2017, 93% of our total assets were interest-earning assets and we had no securities classified as trading.
At December 31, 2017, approximately 67% of total assets were available-for-sale and held-to-maturity mortgage-backed securities and residential real estate loans. The values of these assets are sensitive to changes in interest rates as well as expected prepayment levels. As interest rates increase, fixed-rate residential mortgages and mortgage-backed securities tend to exhibit lower prepayments. The inverse is true in a falling rate environment.
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
Derivative Instruments
We use derivative instruments to help manage interest rate risk using designated hedge relationships. Interest rate swaps involve the exchange of fixed-rate and variable-rate interest payments between two parties based on a contractual underlying notional amount, but do not involve the exchange of the underlying notional amounts. See Note 8—Derivative Instruments and Hedging Activities for additional information about our use of derivative contracts.
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

E*TRADE 2017 10-K | Page 76

The sensitivity of EVE and EAR at the consolidated E*TRADE Financial level at December 31, 2017 and 2016 is as follows (dollars in millions):

Instantaneous Parallel Change in Interest Rates (basis points) (1)	Economic Value of Equity				Earnings-at-Risk
	December 31, 2017		December 31, 2016		December 31, 2017		December 31, 2016
	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
+200	$(172)	(2.1)%	$(129)	(2.1)%	$197	11.5%	$169	13.9%
+100	$(23)	(0.3)%	$59	0.9%	$113	6.6%	$109	9.0%
-50	$(225)	(2.7)%	$(106)	(1.7)%	$(102)	(6.0)%	$(73)	(6.0)%

(1)	These scenario analyses assume a balance sheet size as of the dates indicated. Any changes in size would cause the amounts to vary.
We actively manage interest rate risk positions. As interest rates change, we will adjust our strategy and mix of assets, liabilities and derivatives to optimize our position. For example, a 100 basis points increase in rates may not result in a change in value as indicated above. We compare the instantaneous parallel shift in interest rate changes in EVE and EAR to the established limits set by the Board of Directors in order to assess interest rate risk. In the event that the percentage change in EVE or EAR exceeds the Board limits, our Chief Executive Officer, Chief Risk Officer, Chief Financial Officer and Treasurer must all be promptly notified in writing and decide upon a plan of remediation. In addition, the Board of Directors must be notified of the exception and the planned resolution. At December 31, 2017, the EVE and EAR percentage changes were within our Board limits.
Market Risk
Equity Securities Risk
We are indirectly exposed to equity securities risk in connection with securities collateralizing margin receivables and amounts borrowed under our line of credit product, as well as risk related to our securities lending and borrowing activities. We manage risk on margin and line of credit lending by requiring customers to maintain collateral in compliance with internal and, as applicable, regulatory guidelines. We monitor required margin levels daily and require our customers to deposit additional collateral, or to reduce positions, when necessary. We continuously monitor customer accounts to detect excessive concentration, large orders or positions, and other activities that indicate increased risk to us. We manage risks associated with our securities lending and borrowing activities by requiring credit approvals for counterparties, by monitoring the market value of securities loaned and collateral values for securities borrowed on a daily basis and requiring additional cash as collateral for securities loaned or return of collateral for securities borrowed when necessary, and by participating in a risk-sharing program offered through the Options Clearing Corporation.

E*TRADE 2017 10-K | Page 77

KEY TERMS
Active customers—Customers that have an account with a balance of $25 or more or a trade in the last six months.
Active trader—Customers that execute 30 or more trades per quarter.
Agency—US Government sponsored enterprises and federal agencies, such as Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, Government National Mortgage Association, the Small Business Administration, the Export-Import Bank and the Federal Home Loan Bank.
Average commission per trade—Total commissions revenue divided by total trades.
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

E*TRADE 2017 10-K | Page 78

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
FASB—Financial Accounting Standards Board.
FDIC—Federal Deposit Insurance Corporation.
Federal Reserve—Federal Reserve System, including the Federal Reserve Board of Governors of the Federal Reserve system and the twelve regional Federal Reserve Banks.
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

E*TRADE 2017 10-K | Page 79

Junior stock—Any class or series of capital stock of the Company that ranks junior to the series of preferred stock as to the payment of dividends or the distribution of assets upon liquidation, dissolution or winding up the Company. The Company's common stock is junior stock.
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
RIA—Registered Investment Adviser.

E*TRADE 2017 10-K | Page 80

Risk-weighted assets—Primarily computed by the assignment of specific risk-weightings to assets and off-balance sheet instruments for capital adequacy calculations.
S&P—Standard & Poor’s.
SEC—US Securities and Exchange Commission.
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

E*TRADE 2017 10-K | Page 81

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

E*TRADE 2017 10-K | Page 82

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
Management conducted an assessment of the effectiveness of the Company's internal control over financial reporting using the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2017 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements in accordance with GAAP.
E*TRADE Financial Corporation’s Independent Registered Public Accounting Firm, Deloitte & Touche LLP, has issued an audit report regarding the Company’s internal control over financial reporting, which appears on page 84.

E*TRADE 2017 10-K | Page 83

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
E*TRADE Financial Corporation
New York, New York
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of E*TRADE Financial Corporation and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2017, of the Company and our report dated February 21, 2018, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP
McLean, Virginia
February 21, 2018

E*TRADE 2017 10-K | Page 84

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
E*TRADE Financial Corporation
New York, New York
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of E*TRADE Financial Corporation and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

McLean, Virginia
February 21, 2018
We have served as the Company’s auditor since 1994.

E*TRADE 2017 10-K | Page 85

E*TRADE FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(In millions, except share data and per share amounts)

	Year Ended December 31,
	2017	2016	2015
Revenue:
Interest income	$1,571	$1,233	$1,215
Interest expense	(86)	(85)	(194)
Net interest income	1,485	1,148	1,021
Commissions	441	442	424
Fees and service charges	369	268	210
Gains (losses) on securities and other, net	28	42	(324)
Other revenue	43	41	39
Total non-interest income	881	793	349
Total net revenue	2,366	1,941	1,370
Provision (benefit) for loan losses	(168)	(149)	(40)
Non-interest expense:
Compensation and benefits	546	501	466
Advertising and market development	166	131	124
Clearing and servicing	124	105	95
Professional services	99	97	103
Occupancy and equipment	116	98	88
Communications	121	87	90
Depreciation and amortization	82	79	81
FDIC insurance premiums	31	25	41
Amortization of other intangibles	36	23	20
Restructuring and acquisition-related activities	15	35	17
Losses on early extinguishment of debt, net	58	—	112
Other non-interest expenses	76	71	82
Total non-interest expense	1,470	1,252	1,319
Income before income tax expense (benefit)	1,064	838	91
Income tax expense (benefit)	450	286	(177)
Net income	$614	$552	$268
Preferred stock dividends	25	—	—
Net income available to common shareholders	$589	$552	$268
Basic earnings per common share	$2.16	$1.99	$0.92
Diluted earnings per common share	$2.15	$1.98	$0.91
Shares used in computation of per common share data:
Basic (in thousands)	273,190	277,789	290,762
Diluted (in thousands)	274,352	279,048	295,011
See accompanying notes to the consolidated financial statements

E*TRADE 2017 10-K | Page 86

E*TRADE FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,
	2017	2016	2015
Net income	$614	$552	$268
Other comprehensive income (loss), net of tax
Available-for-sale securities:
Unrealized gains (losses), net	137	(5)	(84)
Reclassification into earnings, net	(24)	(33)	(24)
Net change from available-for-sale securities	113	(38)	(108)
Cash flow hedging instruments:
Unrealized losses, net	—	—	(10)
Reclassification into earnings, net	—	—	271
Net change from cash flow hedging instruments	—	—	261
Foreign currency translation:
Foreign currency translation losses, net	—	—	(3)
Reclassification into earnings, net	(2)	—	—
Net change from foreign currency translation	(2)	—	(3)
Other comprehensive income (loss)	111	(38)	150
Comprehensive income	$725	$514	$418
See accompanying notes to the consolidated financial statements

E*TRADE 2017 10-K | Page 87

E*TRADE FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEET
(In millions, except share data)

	December 31,
	2017	2016
ASSETS
Cash and equivalents	$931	$1,950
Cash required to be segregated under federal or other regulations	872	1,460
Available-for-sale securities	20,679	13,892
Held-to-maturity securities (fair value of $23,719 and $15,716 at December 31, 2017 and 2016, respectively)	23,839	15,751
Margin receivables	9,071	6,731
Loans receivable, net (net of allowance for loan losses of $74 and $221 at December 31, 2017 and 2016, respectively)	2,654	3,551
Receivables from brokers, dealers and clearing organizations	1,178	1,056
Property and equipment, net	253	239
Goodwill	2,370	2,370
Other intangibles, net	284	320
Deferred tax assets, net	251	756
Other assets	983	923
Total assets	$63,365	$48,999
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$42,742	$31,682
Customer payables	9,449	8,159
Payables to brokers, dealers and clearing organizations	1,542	983
Other borrowings	910	409
Corporate debt	991	994
Other liabilities	800	500
Total liabilities	56,434	42,727
Commitments and contingencies (see Note 20)
Shareholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, 403,000 and 400,000 shares issued and outstanding at December 31, 2017 and 2016, respectively; aggregate liquidation preference of $700 and $400 at December 31, 2017 and 2016, respectively	689	394
Common stock, $0.01 par value, 400,000,000 shares authorized, 266,827,881 and 273,963,415 shares issued and outstanding at December 31, 2017 and 2016, respectively	3	3
Additional paid-in-capital	6,582	6,921
Accumulated deficit	(317)	(909)
Accumulated other comprehensive loss	(26)	(137)
Total shareholders’ equity	6,931	6,272
Total liabilities and shareholders’ equity	$63,365	$48,999
See accompanying notes to the consolidated financial statements

E*TRADE 2017 10-K | Page 88

E*TRADE FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In millions)

				Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Preferred Stock	Common Stock
	Amount	Shares	Amount
Balance, December 31, 2014	$—	289	$3	$7,350	$(1,729)	$(249)	$5,375
Net income	—	—	—	—	268	—	268
Other comprehensive income	—	—	—	—	—	150	150
Conversion of convertible debentures	—	3	—	30	—	—	30
Exercise of stock options and related tax effects	—	—	—	2	—	—	2
Repurchases of common stock	—	(2)	—	(50)	—	—	(50)
Issuance of common stock for share-based compensation, net of shares withheld to pay taxes	—	1	—	(10)	—	—	(10)
Share-based compensation	—	—	—	34	—	—	34
Balance at December 31, 2015	$—	291	$3	$7,356	$(1,461)	$(99)	$5,799
Net income	—	—	—	—	552	—	552
Other comprehensive loss	—	—	—	—	—	(38)	(38)
Conversion of convertible debentures	—	1	—	5	—	—	5
Exercise of stock options and related tax effects	—	—	—	4	—	—	4
Issuance of preferred stock - Series A	394	—	—	—	—	—	394
Repurchases of common stock	—	(19)	—	(452)	—	—	(452)
Issuance of common stock for share-based compensation, net of shares withheld to pay taxes	—	1	—	(22)	—	—	(22)
Share-based compensation	—	—	—	30	—	—	30
Balance at December 31, 2016	$394	274	$3	$6,921	$(909)	$(137)	$6,272
Cumulative effect of accounting change	—	—	—	—	3	—	3
Net income	—	—	—	—	614	—	614
Other comprehensive income	—	—	—	—	—	111	111
Conversion of convertible debentures	—	—	—	3	—	—	3
Exercise of stock options	—	—	—	1	—	—	1
Issuance of preferred stock - Series B	295	—	—	—	—	—	295
Preferred stock dividends	—	—	—	—	(25)	—	(25)
Repurchases of common stock	—	(9)	—	(362)	—	—	(362)
Issuance of common stock for share-based compensation, net of shares withheld to pay taxes	—	2	—	(22)	—	—	(22)
Share-based compensation	—	—	—	41	—	—	41
Balance at December 31, 2017	$689	267	$3	$6,582	$(317)	$(26)	$6,931
See accompanying notes to the consolidated financial statements

E*TRADE 2017 10-K | Page 89

E*TRADE FINANCIAL CORPORATION CONSOLIDATED STATEMENT OF CASH FLOWS (In millions)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$614	$552	$268
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (benefit) for loan losses	(168)	(149)	(40)
Depreciation and amortization (including discount amortization and accretion)	262	239	325
(Gains) losses on securities and other, net	(28)	(42)	324
Losses on early extinguishment of debt, net	9	—	37
Share-based compensation	41	30	34
Deferred tax expense (benefit)	450	275	(176)
Other	(7)	(5)	1
Net effect of changes in assets and liabilities:
Decrease (increase) in cash required to be segregated under federal or other regulations	588	(403)	(502)
(Increase) decrease in receivables from brokers, dealers and clearing organizations	(134)	(528)	364
(Increase) decrease in margin receivables	(2,340)	667	277
(Increase) decrease in other assets	(49)	2	(22)
Increase (decrease) in payables to brokers, dealers and clearing organizations	559	(593)	(123)
Increase in customer payables	1,290	1,615	89
Increase (decrease) in other liabilities	34	(14)	(13)
Net cash provided by operating activities	1,121	1,646	843
Cash flows from investing activities:
Purchases of available-for-sale securities	(9,819)	(6,705)	(6,150)
Proceeds from sales of available-for-sale securities	1,645	3,194	3,905
Proceeds from maturities of and principal payments on available-for-sale securities	1,588	1,540	1,667
Purchases of held-to-maturity securities	(10,519)	(4,389)	(2,614)
Proceeds from maturities of and principal payments on held-to-maturity securities	2,556	2,068	1,788
Proceeds from sale of loans	40	—	40
Decrease in loans receivable	983	1,176	1,337
Capital expenditures for property and equipment	(102)	(75)	(70)
Proceeds from sale of real estate owned and repossessed assets	29	20	28
Acquisition of OptionsHouse, net of cash acquired	—	(723)	—
Net cash flow from derivative contracts	66	(109)	(2)
Other	(43)	(1)	73
Net cash (used in) provided by investing activities	(13,576)	(4,004)	2

E*TRADE 2017 10-K | Page 90

E*TRADE FINANCIAL CORPORATION CONSOLIDATED STATEMENT OF CASH FLOWS (In millions)

	Year Ended December 31,
	2017	2016	2015
Cash flows from financing activities:
Increase in deposits	$11,060	$2,237	$4,555
Preferred stock dividends	(25)	—	—
Net decrease in securities sold under agreements to repurchase	—	(82)	(3,590)
Advances from FHLB	1,850	—	960
Payments on advances from FHLB	(1,350)	—	(1,880)
Proceeds from issuance of senior notes	999	—	460
Payments on senior notes	(1,000)	—	(800)
Repurchases of trust preferred securities	—	—	(15)
Proceeds from issuance of preferred stock	300	400	—
Repurchases of common stock	(362)	(452)	(50)
Net cash flow from derivatives hedging liabilities	—	—	(16)
Other	(36)	(28)	(19)
Net cash provided by (used in) financing activities	11,436	2,075	(395)
(Decrease) increase in cash and equivalents	(1,019)	(283)	450
Cash and equivalents, beginning of period	1,950	2,233	1,783
Cash and equivalents, end of period	$931	$1,950	$2,233
Supplemental disclosures:
Cash paid for interest(1)	$126	$77	$212
Cash paid for income taxes, net of refunds	$8	$6	$8
Non-cash investing and financing activities:
Transfers of loans held-for-investment to loans held-for-sale	$57	$—	$39
Transfers from loans to other real estate owned and repossessed assets	$27	$34	$27
Conversion of convertible debentures to common stock	$3	$5	$30
Transfer of available-for-sale securities to held-to-maturity securities	$—	$492	$—

(1)	Includes early redemption premium of $49 million and $75 million paid in connection with debt extinguishment transactions during the year ended December 31, 2017 and 2015, respectively.
See accompanying notes to the consolidated financial statements

E*TRADE 2017 10-K | Page 91

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization
E*TRADE Financial Corporation is a financial services company that provides brokerage and related products and services primarily to individual retail investors under the brand "E*TRADE Financial." The Company also provides investor-focused banking products, primarily sweep deposits, to retail investors. The Company's most significant, wholly-owned subsidiaries are described below:

•	E*TRADE Securities is a registered broker-dealer that clears and settles customer securities transactions.

•	E*TRADE Bank is a federally chartered savings bank that provides FDIC insurance on qualifying amounts of customer deposits and provides other banking and cash management capabilities.

•	E*TRADE Savings Bank, a subsidiary of E*TRADE Bank, is a federally chartered savings bank that provides FDIC insurance on qualifying amounts of customer deposits.

•	E*TRADE Futures is a registered non-clearing FCM that provides clearing and settlement services for customer futures transactions.

•	E*TRADE Capital Management is a registered investment adviser, through which the Company offers investment advisory services.

•	E*TRADE Financial Corporate Services is a provider of software and services for managing equity compensation plans to corporate clients.
Basis of Presentation
The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries as determined under the voting interest model. Entities in which the Company has the ability to exercise significant influence but in which the Company does not possess control are generally accounted for by the equity method. Entities in which the Company does not have the ability to exercise significant influence are generally carried at cost. Investments in marketable equity securities where the Company does not have the ability to exercise significant influence over the entities are accounted for as available-for-sale equity securities. The Company also evaluates its initial and continuing involvement with certain entities to determine if the Company is required to consolidate the entities under the variable interest entity (VIE) model. This evaluation is based on a qualitative assessment of whether the Company is the primary beneficiary of the VIE, which requires the Company to possess both: 1) the power to direct the activities that most significantly impact the economic performance of the VIE; and 2) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The consolidated financial statements do not include any consolidated VIEs for all periods presented.
The Company's consolidated financial statements are prepared in accordance with GAAP. Intercompany accounts and transactions are eliminated in consolidation. These consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented.

E*TRADE 2017 10-K | Page 92

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Use of Estimates
Preparing the Company's consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes for the periods presented. Actual results could differ from management’s estimates. Certain significant accounting policies are critical because they are based on estimates and assumptions that require complex and subjective judgments by management. Changes in these estimates or assumptions could materially impact the Company’s financial condition and results of operations. Material estimates in which management believes changes could reasonably occur include: allowance for loan losses, valuation of goodwill and acquired intangible assets and estimates of effective tax rates, deferred taxes and valuation allowance.
Summary of Significant Accounting Policies
Cash and Equivalents
The Company considers all highly liquid investments with original or remaining maturities of three months or less at the time of purchase that are not required to be segregated under federal or other regulations to be cash and equivalents. Cash and equivalents included $490 million and $1.1 billion at December 31, 2017 and 2016, respectively, of overnight cash deposits, a portion of which the Company is required to maintain with the Federal Reserve Bank.
Cash Required to be Segregated Under Federal or Other Regulations
Certain cash balances that are required to be segregated for the exclusive benefit of the Company’s brokerage and futures customers are included in the cash required to be segregated under federal or other regulations line item.
Available-for-Sale Securities
Available-for-sale securities are composed principally of debt securities, primarily residential mortgage-backed securities and agency debt securities. Securities classified as available-for-sale are carried at fair value, with the unrealized gains and losses, after applicable hedge accounting adjustments, reflected as a component of accumulated other comprehensive loss, net of tax. Realized and unrealized gains or losses on available-for-sale debt and equity securities are computed using the specific identification method. Interest earned on available-for-sale securities is included in interest income. Amortization or accretion of premiums and discounts on available-for-sale debt securities is also recognized in interest income using the effective interest method over the contractual life of the security and is adjusted to reflect actual prepayments. Realized gains and losses on available-for-sale debt and equity securities, with the exception of other-than-temporary impairment (OTTI) if applicable, are included in the gains (losses) on securities and other, net line item. Available-for-sale securities that have an unrealized loss (impaired securities) are evaluated for OTTI at each balance sheet date. There was no OTTI recognized for the periods presented.
Held-to-Maturity Securities
Held-to-maturity securities consist of debt securities, primarily residential mortgage-backed securities and agency debt securities. Held-to-maturity securities are carried at amortized cost based on the Company’s intent and ability to hold these securities to maturity. Interest earned on held-to-maturity debt securities is included in interest income. Amortization or accretion of premiums and discounts is also recognized in interest income using the effective interest method over the contractual life of the security and is adjusted to

E*TRADE 2017 10-K | Page 93

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

reflect actual prepayments. Held-to-maturity securities that have an unrecognized loss (impaired securities) are evaluated for OTTI at each balance sheet date. There was no OTTI recognized for the periods presented.
Margin Receivables
Margin receivables represent credit extended to customers to finance their purchases of securities by borrowing against securities the customers own. Securities owned by customers are held as collateral for amounts due on the margin receivables, the value of which is not reflected in the consolidated balance sheet. The Company is permitted to sell or re-pledge these securities held as collateral and to use the securities to enter into securities lending transactions, to collateralize borrowings or for delivery to counterparties to cover customer short positions. Revenues earned from the securities lending transactions are included in interest income and expenses incurred are included in interest expense.
Loans Receivable and related Allowance for Loan Losses
Loans Receivable, Net
Loans receivable, net consists of real estate, consumer loans and collateralized lines of credit that management has the intent and ability to hold for the foreseeable future or until maturity, also known as loans held-for-investment. Loans held-for-investment are carried at amortized cost adjusted for unamortized premiums or discounts on purchased loans, deferred fees or costs on originated loans, net charge-offs, and the allowance for loan losses. Premiums or discounts on purchased loans and deferred fees or costs on originated loans are recognized in interest income using the effective interest method over the contractual life of the loans and are adjusted for actual prepayments. The Company’s classes of loans are one- to four-family, home equity and consumer loans and other.
Impaired Loans
The Company considers a loan to be impaired when it meets the definition of a TDR. Impaired loans exclude smaller-balance homogeneous one- to four-family, home equity and consumer loans that have not been modified as TDRs and are collectively evaluated for impairment. Delinquency status is the primary measure the Company uses to evaluate the performance of loans modified as TDRs.
Troubled Debt Restructurings
Loan modifications completed under the Company’s loss mitigation programs in which economic concessions were granted to borrowers experiencing financial difficulty are considered TDRs. TDRs also include loans that have been charged-off based on the estimated current value of the underlying property less estimated selling costs due to bankruptcy notification even if the loan has not been modified under the Company’s programs. Upon being classified as a TDR, such loan is categorized as an impaired loan and is considered impaired until maturity regardless of whether the borrower performs under the terms of the loan. The Company also processes minor modifications on a number of loans through traditional collections actions taken in the normal course of servicing delinquent accounts. Minor modifications resulting in an insignificant delay in the timing of payments are not considered economic concessions and therefore are not classified as TDRs.
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

E*TRADE 2017 10-K | Page 94

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Nonperforming loans return to accrual status based on the following policy:

•	Nonperforming loans, excluding TDRs and certain junior liens that have a delinquent senior lien, return to accrual status when the loan becomes less than 90 days past due.

•
TDRs, excluding loans in bankruptcy, are classified as nonperforming loans at the time of modification. Such TDRs return to accrual status after six consecutive payments are made in accordance with the modified terms. Accruing TDRs that subsequently become delinquent will immediately return to nonaccrual status.

•	Bankruptcy loan TDRs are classified as nonperforming loans within 60 days of bankruptcy notification and remain on nonaccrual status regardless of the payment performance.
Delinquent Loans
Loans delinquent 180 days and greater have been written down to the estimated current value of the underlying property less estimated selling costs. Loans delinquent 90 to 179 days generally have not been written down to the estimated current value of the underlying property less estimated selling costs (unless they are in process of bankruptcy or are modifications for which there is substantial doubt as to the borrower’s ability to repay the loan), but present a risk of future charge-off. Additional charge-offs on loans delinquent 180 days and greater are possible if home prices decline beyond current estimates.
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

E*TRADE 2017 10-K | Page 95

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Allowance for Loan Losses
The allowance for loan losses is management’s estimate of probable losses inherent in the loan portfolio as of the balance sheet date. In determining the adequacy of the allowance, the Company performs ongoing evaluations of the loan portfolio and loss assumptions. Loan losses are recognized when, based on management's estimate, it is probable that a loss has been incurred. The property value for both one- to four-family and home equity loans is assessed when the loan has been delinquent for 180 days or when the Company has received bankruptcy notification, regardless of whether or not the property is in foreclosure, and the amount of the loan balance in excess of the estimated current value of the underlying property less estimated selling costs is recognized as a charge-off to the allowance for loan losses. Modified loans considered TDRs are charged off when they are identified as collateral dependent based on certain terms of the modification. Closed-end consumer loans are charged off when the loan has been 120 days delinquent or when it is determined that collection is not probable.
Determining the adequacy of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain. Subsequent evaluations of the loan portfolio, in light of the factors then prevailing, may result in significant changes in the allowance for loan losses in future periods. For loans that are not TDRs, the Company establishes a general allowance and evaluates the adequacy of the allowance for loan losses by loan portfolio segment: one- to four-family, home equity and consumer and other. For modified loans accounted for as TDRs that are valued using the discounted cash flow model, a specific allowance is established by forecasting losses, including economic concessions to borrowers, over the estimated remaining life of these loans.
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
The general allowance for loan losses also includes a qualitative component to account for a variety of factors that present additional uncertainty that may not be fully considered in the quantitative loss model but are factors that may impact the level of credit losses. The Company utilizes a qualitative factor framework whereby, on a quarterly basis, the risk associated with the following three primary sets of factors are evaluated: external factors, internal factors, and portfolio specific factors. The uncertainty related to these

E*TRADE 2017 10-K | Page 96

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

factors may expand over time, temporarily increasing the qualitative component in advance of the more precise identification of these probable losses being captured within the quantitative component of the general allowance.
Receivables from and Payables to Brokers, Dealers and Clearing Organizations
Receivables from brokers, dealers and clearing organizations include deposits paid for securities borrowed, clearing deposits and net receivables arising from unsettled trades. Payables to brokers, dealers and clearing organizations include deposits received for securities loaned and net payables arising from unsettled trades.
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
Property and Equipment, Net
Property and equipment is carried at cost and depreciated on a straight-line basis over their estimated useful lives, generally three to seven years. Leasehold improvements are depreciated over the lesser of their estimated useful lives or lease terms. An impairment loss is recognized if the carrying amount of the long-lived asset is not recoverable and exceeds its fair value.
The costs of internally developed software that qualify for capitalization are included in the property and equipment, net line item. For qualifying internal-use software costs, capitalization begins when the conceptual formulation, design and testing of possible software project alternatives are complete and management authorizes and commits to funding the project. The Company does not capitalize pilot projects and projects where it believes that future economic benefits are less than probable. Technology development costs incurred in the development and enhancement of software used in connection with services provided by the Company that do not otherwise qualify for capitalization treatment are expensed as incurred. Completed projects, as well as other purchased software, are carried at cost and are amortized on a straight-line basis over their estimated useful lives. The estimated useful life of internally developed software is four years.
Goodwill and Other Intangibles, Net
Goodwill is recognized as a result of business combinations and represents the excess of the purchase price over the fair value of net tangible assets and identifiable intangible assets. The Company evaluates goodwill for impairment on an annual basis as of November 30 and in interim periods when events or changes indicate the carrying value may not be recoverable. The Company has the option of performing a qualitative assessment of goodwill to determine whether it is more likely than not that the fair value of its equity is less than the carrying value. If it is more likely than not that the fair value exceeds the carrying value, then no further testing is necessary; otherwise, the Company must perform a two-step quantitative assessment of goodwill. The Company may elect to bypass the qualitative assessment and proceed directly to performing a two-step quantitative assessment.
For the years ended December 31, 2017 and 2016, the Company elected to perform a qualitative analysis to determine whether it was more likely than not that the fair value of its equity was less than the carrying

E*TRADE 2017 10-K | Page 97

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

value. As a result of this qualitative assessment, the Company determined that it was not necessary to perform a quantitative impairment test and concluded that there were no impairments to the carrying value of the Company's goodwill during the years ended December 31, 2017 and 2016.
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
Income Taxes
Deferred income taxes are recorded when revenues and expenses are recognized in different periods for financial statement purposes than for tax purposes. Deferred tax asset or liability account balances are calculated at the balance sheet date using current tax laws and rates in effect. Valuation allowances for deferred tax assets are established if it is determined, based on evaluation of available evidence at the time the determination is made, that it is more likely than not that some or all of the deferred tax assets will not be realized. Income tax expense (benefit) includes (1) deferred tax expense (benefit), which generally represents the net change in the deferred tax asset or liability balance during the year plus any change in valuation allowances, and (2) current tax expense (benefit), which represents the amount of tax currently payable to or receivable from a taxing authority. Uncertain tax positions are only recognized to the extent it is more likely than not that the uncertain tax position will be sustained upon examination. For uncertain tax positions, a tax benefit is recognized for cases in which it is more than fifty percent likely of being sustained on ultimate settlement. Interest and penalties, if any, related to income tax matters are recognized as income tax expense in the period they are incurred or such changes are enacted. For additional information on income taxes, see Note 15—Income Taxes.
Real Estate Owned and Repossessed Assets
Real estate owned and repossessed assets are included in the other assets line item in the consolidated balance sheet. Real estate owned represents real estate acquired through foreclosure and also includes those properties acquired through a deed in lieu of foreclosure or similar legal agreement. Both real estate owned and repossessed assets are carried at the lower of carrying value or fair value, less estimated selling costs.
Equity Method, Cost Method and Other Investments
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

E*TRADE 2017 10-K | Page 98

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The Company is a member of, and owns capital stock in, the FHLB system. As a condition of its membership in the FHLB, the Company is required to maintain a FHLB stock investment which totaled $36 million at December 31, 2017 and $15 million at December 31, 2016. The Company accounts for its investment in FHLB stock as a cost method investment.
Deposits and Customer Payables
Deposits are primarily composed of sweep deposits held at bank subsidiaries, which represent uninvested cash balances in certain customer brokerage accounts. Customer payables represent credit balances in customer brokerage accounts arising from deposits of funds and sales of securities and other funds pending completion of securities transactions. Customer payables primarily represent customer cash held by E*TRADE Securities. The Company pays interest on certain deposits and customer payables balances.
Other Borrowings
Other borrowings includes securities sold under agreements to repurchase, FHLB advances, TRUPs and borrowings from lines of credit.
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
The FHLB provides the Company with reserve credit capacity and authorizes advances based on the security of pledged home mortgages and other assets (principally securities that are obligations of, or guaranteed by, the US Government) provided the Company meets certain creditworthiness standards.
Prior to 2008, E*TRADE Bank's parent company ETB Holdings, Inc. (ETBH) raised capital through the formation of trusts, which sold TRUPs in the capital markets. The capital securities must be redeemed in whole at the due date, which is generally 30 years after issuance. The trusts used the proceeds from the sale of issuances to purchase subordinated debentures issued by ETBH presented in the other borrowings line item.
For additional information on other borrowings, see Note 13—Other Borrowings.
Other Liabilities
Other liabilities includes accrued operating expenses and contingent liabilities. These liabilities are impacted by estimates for litigation and regulatory matters as well as estimates related to general operating expenses, such as incentive compensation and market data usage within communications expense.

E*TRADE 2017 10-K | Page 99

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Management estimates reflect the probable liability as of the balance sheet date. In determining the adequacy of estimated liabilities, the Company performs ongoing evaluations based on available information.
Comprehensive Income
The Company’s comprehensive income is composed of net income, the noncredit portion of OTTI on debt securities, unrealized gains (losses) on available-for-sale securities, the effective portion of the unrealized gains (losses) on derivatives in cash flow hedge relationships and foreign currency translation gains (losses), net of reclassification adjustments and related tax.
Interest Income
Interest income is recognized as earned through holding interest-earning assets, such as available-for-sale and held-to-maturity securities, margin receivables, loans and cash, and from securities lending activities. Interest income also includes the impact of the Company’s derivative transactions related to interest-earning assets.
Interest Expense
Interest expense is recognized as incurred through holding interest-bearing liabilities, such as corporate debt, other borrowings, customer payables and deposits, and from securities lending activities. Interest expense also includes the impact of the Company’s derivative transactions related to interest-bearing liabilities.
Commissions
Commissions are derived from the Company’s customers and are impacted by both trade type and trade mix. Commissions from securities transactions are recognized on a trade-date basis.
Fees and Service Charges
Fees and service charges consist of order flow revenue, mutual fund service fees, advisor management fees, foreign exchange revenue, reorganization fees and other fees and service charges. Fees and service charges also includes revenue earned on customer cash held by third parties.
Gains (Losses) on Securities and Other, Net
Gains (losses) on securities and other, net includes gains or losses resulting from the sale of available-for-sale securities; gains or losses resulting from sales of loans; hedge ineffectiveness and reclassification of deferred losses on cash flow hedges; gains or losses recognized on equity investments; and gains or losses on derivative instruments that are not accounted for as hedging instruments. Gains or losses resulting from the sale of available-for-sale securities are recognized at the trade-date, based on the difference between the anticipated proceeds and the amortized cost of the specific securities sold.
OTTI
The Company evaluates available-for-sale securities and held-to-maturity debt securities for OTTI on a quarterly basis. The Company considers OTTI for an available-for-sale or held-to-maturity debt security to have occurred if one of the following conditions are met: the Company intends to sell the impaired debt

E*TRADE 2017 10-K | Page 100

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

security; it is more likely than not that the Company will be required to sell the impaired debt security before recovery of the security’s amortized cost basis; or the Company does not expect to recover the entire amortized cost basis of the security.
For impaired debt securities that the Company does not intend to sell and it is not more likely than not that the Company will be required to sell before recovery of the security’s amortized cost basis, the Company uses both qualitative and quantitative valuation measures to evaluate whether the Company expects to recover the entire amortized cost basis of the security. If the Company does not expect to recover the entire amortized cost basis of these securities then the Company will separate OTTI into two components: 1) the amount related to credit loss, recognized in earnings; and 2) the noncredit portion of OTTI, recognized through other comprehensive income.
If the Company intends to sell an impaired debt security or if it is more likely than not that the Company will be required to sell the impaired debt security before recovery of the security’s amortized cost basis, the Company will recognize OTTI in earnings equal to the entire difference between the security’s amortized cost basis and the security’s fair value.
The Company considers OTTI for an available-for-sale equity security to have occurred if the decline in the security’s fair value below its cost basis is deemed other than temporary based on evaluation of both qualitative and quantitative valuation measures. If impairment is determined to be other-than-temporary, the Company will recognize OTTI in earnings equal to the entire difference between the security’s amortized cost basis and the security’s fair value. If the Company intends to sell an impaired equity security and the Company does not expect to recover the entire cost basis of the security prior to the sale, the Company will recognize OTTI in the period the decision to sell is made.
Other Revenues
Other revenues primarily consist of fees from software and services for managing equity compensation plans, which are recognized in accordance with software revenue recognition accounting guidance.
Advertising and Market Development
Advertising and market development includes production and placement of advertisements as well as customer promotions. Advertising production costs are expensed when the initial advertisement is run.
Earnings Per Share
Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company excludes from the calculation of diluted earnings per share stock options, unvested restricted stock awards and units, unvested performance share units and shares related to convertible debentures that would have been anti-dilutive.
Derivative Instruments and Hedging Activities
The Company enters into derivative transactions primarily to protect against interest rate risk on the value of certain assets, liabilities and future cash flows. Each derivative instrument is recorded on the consolidated balance sheet at fair value as a freestanding asset or liability.

E*TRADE 2017 10-K | Page 101

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounting for derivatives differs depending on whether a derivative is designated as a hedge based on the applicable accounting guidance and, if designated as a hedge, the type of hedge designation. Derivative instruments designated in hedging relationships that mitigate the exposure to the variability in expected future cash flows or other forecasted transactions are considered cash flow hedges. Derivative instruments in hedging relationships that mitigate exposure to changes in the fair value of assets or liabilities are considered fair value hedges. In order to qualify for hedge accounting, the Company formally documents at inception all relationships between hedging instruments and hedged items and the risk management objective and strategy for each hedge transaction.
Fair value hedge ineffectiveness is measured on a quarterly basis and reflects the difference between the change in fair value on the derivative and the change in fair value on the hedged item, both of which are recognized within gains (losses) on securities and other, net on the consolidated statement of income. Ineffectiveness on cash flow hedges is also recorded to gains (losses) on securities and other, net. Cash flows from derivative instruments in hedging relationships are classified in the same category on the consolidated statement of cash flows as the cash flows from the items being hedged.
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
The Company also recognizes certain contracts and commitments as derivatives if the characteristics of those contracts and commitments meet the definition of a derivative. For additional information on derivative instruments and hedging activities, see Note 8—Derivative Instruments and Hedging Activities.
Fair Value
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
Share-Based Payments
In 2015, the Company adopted and the shareholders approved the 2015 Omnibus Incentive Plan (2015 Plan), which replaced the 2005 Stock Incentive Plan (2005 Plan). The 2015 Plan provides the Company the ability to grant equity awards to officers, directors, employees and consultants, including, but not limited to, nonqualified or incentive stock options, restricted stock awards, restricted stock units and deferred restricted stock units at a price based on the date of the grant approved by the Board. The Company typically issues new shares upon exercise of stock options and vesting of other equity awards and intends to continue doing so.
Through 2011, the Company issued options to directors and to certain of the Company's officers and employees. Options generally vest ratably over a two- to four-year period from the date of grant and expire

E*TRADE 2017 10-K | Page 102

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

within seven to ten years from the date of grant. Certain options provide for accelerated vesting upon a change of control. The Company measures compensation expense based on the exercise price which is equal to the fair value of the shares on the grant date. As of December 31, 2017, there were less than 0.1 million options outstanding and no unrecognized compensation expense related to non-vested stock options.
The Company issues restricted stock awards and deferred restricted stock units to directors and restricted stock units to certain of the Company's officers and employees. Each restricted stock unit can be converted into one share of the Company’s common stock upon vesting. These shares of restricted stock and restricted stock units are issued at the fair value on the date of grant and vest ratably over the requisite service period, generally one to four years. Beginning in 2015, the Company also issued performance share units to certain of the Company’s officers. Each performance share unit can be converted into one share of the Company’s common stock upon vesting. Vesting of performance share units is contingent upon achievement of certain predefined individual and Company performance targets over the performance period. These performance share units are issued at the fair value on the date of grant and vest on a graded basis over the requisite service period, generally one to three years.
As of December 31, 2017, there were 2.5 million restricted stock awards and units outstanding and $37 million of total unrecognized compensation expense related to non-vested restricted stock awards and units. This cost is expected to be recognized over a weighted-average period of 1.4 years. As of December 31, 2017, there were also 0.2 million performance share units outstanding. The total fair value of restricted stock awards, restricted stock units and performance share units vested was $58 million, $48 million and $28 million for the years ended December 31, 2017, 2016 and 2015, respectively.
The Company recognized $41 million, $30 million and $34 million in expense for its options, restricted stock awards, restricted stock units and performance share units for the years ended December 31, 2017, 2016 and 2015, respectively.
Under the 2015 Plan, the remaining unissued authorized shares of the 2005 Plan that are not subject to outstanding awards thereunder were authorized for issuance. Additionally, any shares that had been awarded but remained unissued under the 2005 Plan that were subsequently canceled, forfeited, or reacquired by the Company would be authorized for issuance under the 2015 Plan. As of December 31, 2017, 8.9 million shares were available for grant under the 2015 Plan.
The Company records share-based compensation expense in accordance with the stock compensation accounting guidance. The Company recognizes compensation expense at the grant date fair value of a share-based payment award over the requisite service period less estimated forfeitures. Forfeitures are based on the Company's historical experience and revised as needed based on actual forfeitures. Compensation expense for performance share units is also adjusted based on the Company’s estimated outcome of meeting the performance conditions. Share-based compensation expense is generally included in the compensation and benefits line item.

E*TRADE 2017 10-K | Page 103

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Adoption of New Accounting Standards
Accounting for Employee Share-Based Payments
In March 2016, the FASB amended the accounting guidance on employee share-based payments. Relevant changes in the amended guidance include the requirement to recognize all excess tax benefits and deficiencies upon exercise or vesting as income tax expense or benefit in the consolidated statement of income; to treat excess tax benefits and deficiencies as discrete items in the reporting period they occur; to not delay recognition of excess tax benefits until the tax benefit is realized through a reduction in current taxes payable; and to make an accounting policy election to either estimate forfeitures or account for them as they occur. The Company adopted the amended accounting guidance as of January 1, 2017 and recognized a $3 million deferred tax asset and cumulative-effect adjustment to equity as of the beginning of the period. In addition, for the years ended December 31, 2016 and 2015, the Company reclassified $21 million and $11 million, respectively, related to shares withheld to pay taxes from cash flows from operating activities to the other line item within cash flows from financing activities. Forfeitures continue to be estimated consistent with the Company's prior accounting policies. The impact to the Company's financial condition, results of operations and cash flows will vary based on, among other factors, the market price of the Company's common stock. During the year ended December 31, 2017, the Company recognized a $7 million income tax benefit in accordance with the new guidance.
New Accounting Standards Not Yet Adopted
Revenue Recognition on Contracts with Customers
In May 2014, the FASB amended the guidance on revenue recognition on contracts with customers. The new standard outlines a single comprehensive model for entities to apply in accounting for revenue arising from contracts with customers. The Company's accounting for net interest income is not impacted by the new standard. The FASB issued supplemental amendments to the new standard to clarify certain guidance and to provide narrow scope improvements and practical expedients during 2016. The amended guidance became effective on January 1, 2018 and the Company adopted the guidance on a modified retrospective basis. This adoption did not have a material impact on the Company’s financial condition, results of operations or cash flows as the satisfaction of performance obligations under the new guidance is materially consistent with the Company's previous revenue recognition policies. Similarly, the amended guidance did not have a material impact on the recognition of costs incurred to obtain new contracts. The Company has evaluated the new guidance, including considerations relating to financial statement presentation, disclosures and controls and the amended presentation and disclosures will be reflected in interim reporting beginning in the first quarter of 2018.

E*TRADE 2017 10-K | Page 104

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Classification and Measurement of Financial Instruments
In January 2016, the FASB amended the accounting and disclosure guidance on the classification and measurement of financial instruments. Relevant changes in the amended guidance include the requirement that equity investments, excluding those accounted for under the equity method of accounting or those resulting in consolidation of the investee, be measured at fair value in the consolidated balance sheet with changes in fair value recognized in net income. For disclosure purposes, the Company will no longer be required to disclose the methods and significant assumptions used to estimate fair value for financial instruments measured at amortized cost in the consolidated balance sheet. The amended guidance became effective on January 1, 2018, and was applied on a modified retrospective basis. The adoption did not have a material impact on the Company’s financial condition, results of operations or cash flows as debt securities represent the majority of the Company's investment portfolio.
Accounting for Leases
In February 2016, the FASB amended the guidance on accounting for leases. The new standard requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all qualifying leases with terms of more than twelve months. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee remains substantially unchanged and depends on classification as a finance or operating lease. The new standard also requires quantitative and qualitative disclosures that provide information about the amounts related to leasing arrangements recorded in the consolidated financial statements. The new guidance will be effective for interim and annual periods beginning on January 1, 2019, and is required to be applied on a modified retrospective basis to the earliest period presented, which includes practical expedient options in certain circumstances. The Company is in the process of evaluating the new accounting guidance, which includes the assessment of whether certain executory contracts contain embedded leases. The Company has 30 regional financial centers and 8 corporate locations which are leased. The right of use asset and corresponding lease liability for these leases will be recognized on the Company's balance sheet upon adoption.
Accounting for Credit Losses
In June 2016, the FASB amended the accounting guidance on accounting for credit losses. The amended guidance requires measurement of all expected credit losses for financial instruments, including loans and debt securities, and other commitments to extend credit held at the reporting date. For financial assets measured at amortized cost, factors such as historical experience, current conditions, and reasonable and supportable forecasts will be used to estimate expected credit losses. The amended guidance will also change the manner in which credit losses are recognized on debt securities classified as available-for-sale. The new guidance will be effective for interim and annual periods beginning January 1, 2020. Early adoption is permitted. The Company is currently evaluating the impact of the new accounting guidance on the Company's financial condition, results of operations and cash flows. The Company does not expect the amended accounting guidance to have as significant of an impact as it could have if the Company were originating or purchasing mortgage loans. Our evaluation contemplates the recent performance of the Company's run-off legacy mortgage and consumer loan portfolio and the credit profile of the current investment securities portfolio; however, the impact of the new guidance will depend on the current and expected macroeconomic conditions and the nature and characteristics of financial assets held by us on the date of adoption.

E*TRADE 2017 10-K | Page 105

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Classification of Certain Cash Receipts and Cash Payments
In August 2016, the FASB amended the guidance on the presentation and classification of certain cash receipts and cash payments in the consolidated statement of cash flows to eliminate current diversity in practice. The new guidance became effective on January 1, 2018, and the retrospective transition method will be applied to each period presented. Among other changes, the Company will begin classifying debt extinguishment costs within cash flows from financing activities.
Classification of Restricted Cash
In November 2016, the FASB amended the guidance on the presentation and classification of changes in restricted cash in the consolidated statement of cash flows to eliminate current diversity in practice. The amended guidance requires the consolidated statement of cash flows to explain the change during the period in the total cash, cash equivalents, and amounts generally described as restricted cash and restricted cash equivalents. The new guidance became effective on January 1, 2018 and will be applied using a retrospective transition method to each period presented. The Company concluded that cash required to be segregated under federal or other regulations is considered restricted cash and will present the segregated cash activity on the consolidated statement of cash flows.
Clarifying the Definition of a Business
In January 2017, the FASB issued guidance to clarify the definition of a business in order to assist companies in the evaluation of whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The guidance became effective on January 1, 2018, and will be applied prospectively.
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
Premium Amortization on Purchased Callable Debt Securities
In March 2017, the FASB issued guidance to amend the amortization period for certain callable debt securities held at a premium. The amended guidance shortens the amortization period for these securities by requiring the premium to be amortized to the earliest call date. The guidance does not amend the accounting for securities held at a discount. The Company early adopted this guidance beginning January 1, 2018, and it will be applied on a modified retrospective basis. A cumulative-effect adjustment to retained earnings was not required upon adoption since the Company did not hold any callable debt securities at a premium as of January 1, 2018.

E*TRADE 2017 10-K | Page 106

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Targeted Improvements to Accounting for Hedging Activities
In August 2017, the FASB issued guidance to update the recognition and presentation of hedging relationships. Among other changes, the new guidance eases hedge documentation requirements and allows additional types of hedge accounting strategies. The Company early adopted this guidance beginning January 1, 2018. The Company applied the guidance on a modified retrospective basis, which resulted in a $7 million cumulative-effect adjustment to increase retained earnings. In addition, the guidance provided a one-time transition election to transfer certain debt securities from held-to-maturity to available-for-sale. The Company transferred agency mortgage-backed and agency debt securities with a fair value of $4.7 billion, and recognized a net pre-tax gain of $7 million within other comprehensive income.
Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
In February 2018, the FASB issued guidance to address certain income tax effects in Accumulated Other Comprehensive Income (AOCI) resulting from the tax reform enacted in 2017. The amended guidance provides an option to reclassify tax effects within AOCI to retained earnings in the period in which the effect of the tax reform is recorded. The amendments are effective for fiscal years beginning after December 15, 2018, including interim periods. Early adoption is permitted. The Company adopted the amended guidance in the first quarter of 2018 and recorded a $14 million increase to retained earnings.

NOTE 2—RESTRUCTURING AND OTHER ACQUISITION-RELATED ACTIVITIES
OptionsHouse Acquisition
On September 12, 2016, the Company completed its acquisition of all of the outstanding equity of Aperture New Holdings, Inc., the ultimate parent company of OptionsHouse, from Aperture Holdings, L.P. for $725 million. The Company recorded goodwill of $578 million which primarily includes the synergies expected to result from combining operations with OptionsHouse and coupling its derivatives platform with the Company's existing product offerings. The Company also recorded intangible assets of $169 million, which are subject to amortization over their estimated useful lives:

	Estimated Fair Value (dollars in millions)	Estimated Useful Life (In Years)
Customer relationships	$118	14
Technology	48	7
Trade name	3	2
Total intangible assets	$169

E*TRADE 2017 10-K | Page 107

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the components of restructuring and acquisition-related activities expense (dollars in millions):

	Year Ended December 31,
	2017	2016	2015
Restructuring activities	$12	$28	$17
Acquisition-related costs	3	7	—
Total restructuring and acquisition-related activities	$15	$35	$17
Restructuring and acquisition-related costs during the year ended December 31, 2017, primarily includes costs incurred in connection with the integration of OptionsHouse as well as costs from the planned acquisition of TCA. Restructuring and acquisition-related activities during the year ended December 31, 2016 primarily related to employee severance from the realignment of the Company's core brokerage business and organizational structure as well as costs in connection with its purchase of OptionsHouse. Restructuring activities during the year ended December 31, 2015 includes costs related to department and business reorganizations, such as the shutdown of certain of the Company's international operations, and approximately $6 million of executive severance for a position that was eliminated during the year.

E*TRADE 2017 10-K | Page 108

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3—INTEREST INCOME AND INTEREST EXPENSE
The following table shows the components of interest income and interest expense (dollars in millions):

	Year Ended December 31,
	2017	2016	2015
Interest income:
Cash and equivalents	$9	$7	$3
Cash required to be segregated under federal or other regulations	12	6	1
Available-for-sale securities	390	266	244
Held-to-maturity securities	572	425	346
Margin receivables	320	249	276
Loans	157	191	230
Broker-related receivables and other	3	1	3
Subtotal interest income	1,463	1,145	1,103
Other interest revenue(1)	108	88	112
Total interest income(2)	1,571	1,233	1,215
Interest expense:
Deposits	(4)	(3)	(4)
Customer payables	(5)	(5)	(5)
Other borrowings	(22)	(18)	(117)
Corporate debt	(48)	(54)	(59)
Subtotal interest expense	(79)	(80)	(185)
Other interest expense(3)	(7)	(5)	(9)
Total interest expense(4)	(86)	(85)	(194)
Net interest income	$1,485	$1,148	$1,021

(1)	Represents interest income on securities loaned.

(2)	Interest income reflects $(59) million, $(35) million, and $(42) million recognized on hedges that qualify for hedge accounting for the years ended December 31, 2017, 2016, and 2015, respectively.

(3)	Represents interest expense on securities borrowed.

(4)	Interest expense reflects $(74) million recognized on hedges that qualify for hedge accounting for the year ended December 31, 2015.

E*TRADE 2017 10-K | Page 109

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4—FAIR VALUE DISCLOSURES
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the Company may use various valuation approaches, including market, income and/or cost approaches. The fair value hierarchy requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Fair value is a market-based measure considered from the perspective of a market participant. Accordingly, even when market assumptions are not readily available, the Company’s own assumptions reflect those that market participants would use in pricing the asset or liability at the measurement date. The fair value measurement accounting guidance describes the following three levels used to classify fair value measurements:

•	Level 1 - unadjusted quoted prices in active markets for identical assets or liabilities that are accessible by the Company

•
Level 2 - quoted prices for similar assets and liabilities in an active market, quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly

•	Level 3 - unobservable inputs that are significant to the fair value of the assets or liabilities
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
Recurring Fair Value Measurement Techniques
Mortgage-backed Securities
The Company’s mortgage-backed securities portfolio is comprised of agency mortgage-backed securities which are guaranteed by US government sponsored enterprises and federal agencies. The fair value of agency mortgage-backed securities was determined using a market approach with quoted market prices, recent transactions and spread data for identical or similar instruments. Agency mortgage-backed securities were categorized in Level 2 of the fair value hierarchy.
Other Debt Securities
The Company's fair value level classification of US Treasuries is based on the original maturity dates of the securities and whether the securities are the most recent issuances of a given maturity. US Treasuries with original maturities less than one year are classified as Level 1. US Treasuries with original maturities longer than one year are classified as Level 1 if they represent the most recent issuance of a given maturity; otherwise, these securities are classified as Level 2.
The fair value measurements of agency debentures and agency debt securities were determined using market and income approaches along with the Company’s own trading activities for identical or similar instruments and were categorized in Level 2 of the fair value hierarchy.
All of the Company’s municipal bonds were rated investment grade at December 31, 2017. These securities were valued using a market approach with pricing service valuations corroborated by recent market

E*TRADE 2017 10-K | Page 110

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

transactions for identical or similar bonds. Municipal bonds and corporate bonds were categorized in Level 2 of the fair value hierarchy.
Publicly Traded Equity Securities
The fair value measurements of the Company's publicly traded equity securities were classified as Level 1 of the fair value hierarchy as they were based on quoted prices in active markets.
Derivative Instruments
Interest rate swaps were valued with an income approach using pricing models that are commonly used by the financial services industry. The market observable inputs used in the pricing models include the swap curve, the volatility surface, and prime or overnight indexed swap basis from a financial data provider. The Company does not consider these models to involve significant judgment on the part of management, and the Company corroborated the fair value measurements with counterparty valuations. The Company’s derivative instruments were categorized in Level 2 of the fair value hierarchy. The consideration of credit risk, the Company’s or the counterparty’s, did not result in an adjustment to the valuation of its derivative instruments in the periods presented.
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

E*TRADE 2017 10-K | Page 111

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Real Estate Owned
Property valuations for real estate owned are based on the lowest value of the most recent property valuation data available, which may include appraisals, listing prices or approved offer prices.
Nonrecurring fair value measurements on one- to four-family loans, home equity loans and real estate owned were classified as Level 3 of the fair value hierarchy as the valuations included unobservable inputs that were significant to the fair value. The following table presents additional information about significant unobservable inputs used in the valuation of assets measured at fair value on a nonrecurring basis that were categorized in Level 3 of the fair value hierarchy at December 31, 2017 and 2016:

	Unobservable Inputs	Average	Range
December 31, 2017
Loans receivable:
One- to four-family	Appraised value	$520,700	$60,000 - $1,200,000
Home equity	Appraised value	$317,300	$38,000 - $2,066,000
Real estate owned	Appraised value	$355,200	$4,500 - $2,000,000

December 31, 2016
Loans receivable:
One- to four-family	Appraised value	$408,100	$50,000 - $1,490,000
Home equity	Appraised value	$312,000	$6,000 - $2,500,000
Real estate owned	Appraised value	$342,300	$21,500 - $1,800,000

E*TRADE 2017 10-K | Page 112

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recurring and Nonrecurring Fair Value Measurements
Assets and liabilities measured at fair value at December 31, 2017 and 2016 are summarized in the following tables (dollars in millions):

	Level 1	Level 2	Level 3	Total Fair Value
December 31, 2017:
Recurring fair value measurements:
Assets
Available-for-sale securities:
Debt securities:
Agency mortgage-backed securities	$—	$19,195	$—	$19,195
Agency debentures	—	966	—	966
US Treasuries	—	458	—	458
Agency debt securities	—	33	—	33
Municipal bonds	—	20	—	20
Total debt securities	—	20,672	—	20,672
Publicly traded equity securities	7	—	—	7
Total available-for-sale securities	7	20,672	—	20,679
Receivables from brokers, dealers and clearing organizations:
US Treasuries	300	—	—	300
Other assets:
Derivative assets(1)	—	131	—	131
Total assets measured at fair value on a recurring basis(2)	$307	$20,803	$—	$21,110
Liabilities
Other liabilities:
Derivative liabilities(1)	$—	$14	$—	$14
Total liabilities measured at fair value on a recurring basis(2)	$—	$14	$—	$14
Nonrecurring fair value measurements:
Loans receivable, net:
One- to four-family	$—	$—	$22	$22
Home equity	—	—	13	13
Total loans receivable	—	—	35	35
Other assets:
Loans held-for-sale	—	17	—	17
Real estate owned	—	—	26	26
Total assets measured at fair value on a nonrecurring basis(3)	$—	$17	$61	$78

(1)
All derivative assets and liabilities were interest rate contracts at December 31, 2017. Information related to derivative instruments is detailed in Note 8—Derivative Instruments and Hedging Activities.

(2)	Assets and liabilities measured at fair value on a recurring basis represented 33% and less than 1% of the Company’s total assets and total liabilities, respectively, at December 31, 2017.

(3)
Represents the fair value of assets prior to deducting estimated selling costs that were carried on the consolidated balance sheet at December 31, 2017, and for which a fair value measurement was recorded during the period.

E*TRADE 2017 10-K | Page 113

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Level 1	Level 2	Level 3	Total Fair Value
December 31, 2016:
Recurring fair value measurements:
Assets
Available-for-sale securities:
Debt securities:
Agency mortgage-backed securities	$—	$12,634	$—	$12,634
Agency debentures	—	788	—	788
US Treasuries	—	407	—	407
Agency debt securities	—	24	—	24
Municipal bonds	—	32	—	32
Total debt securities	—	13,885	—	13,885
Publicly traded equity securities	7	—	—	7
Total available-for-sale securities	7	13,885	—	13,892
Other assets:
Derivative assets(1)	—	165	—	165
Total assets measured at fair value on a recurring basis(2)	$7	$14,050	$—	$14,057
Liabilities
Other liabilities:
Derivative liabilities(1)	$—	$31	$—	$31
Total liabilities measured at fair value on a recurring basis(2)	$—	$31	$—	$31
Nonrecurring fair value measurements:
Loans receivable, net:
One- to four-family	$—	$—	$25	$25
Home equity	—	—	21	21
Total loans receivable	—	—	46	46
Other assets:
Real estate owned	—	—	35	35
Total assets measured at fair value on a nonrecurring basis(3)	$—	$—	$81	$81

(1)
All derivative assets and liabilities were interest rate contracts at December 31, 2016. Information related to derivative instruments is detailed in Note 8—Derivative Instruments and Hedging Activities.

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

E*TRADE 2017 10-K | Page 114

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents losses recognized on assets measured at fair value on a nonrecurring basis during the years ended December 31, 2017 and 2016 (dollars in millions):

	Year Ended December 31,
	2017	2016	2015
One- to four-family	$4	$4	$7
Home equity	5	12	14
Total losses on loans receivable measured at fair value	$9	$16	$21
Transfers Between Levels 1, 2 and 3
For assets and liabilities measured at fair value on a recurring basis, the Company’s transfers between levels of the fair value hierarchy are deemed to have occurred at the beginning of the reporting period on a quarterly basis. The Company had no transfers between levels during the years ended December 31, 2017 and 2016.
Recurring Fair Value Measurements Categorized within Level 3
For the periods presented, no assets or liabilities measured at fair value on a recurring basis were categorized within Level 3 of the fair value hierarchy.

E*TRADE 2017 10-K | Page 115

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Financial Instruments Not Carried at Fair Value
The following table summarizes the carrying values, fair values and fair value hierarchy level classification of financial instruments that are not carried at fair value on the consolidated balance sheet at December 31, 2017 and 2016 (dollars in millions):

	December 31, 2017
	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash and equivalents	$931	$931	$—	$—	$931
Cash required to be segregated under federal or other regulations	$872	$872	$—	$—	$872
Held-to-maturity securities:
Agency mortgage-backed securities	$20,502	$—	$20,404	$—	$20,404
Agency debentures	710	—	708	—	708
Agency debt securities	2,615	—	2,595	—	2,595
Other	12	—	—	12	12
Total held-to-maturity securities	$23,839	$—	$23,707	$12	$23,719
Margin receivables(1)	$9,071	$—	$9,071	$—	$9,071
Loans receivable, net:
One- to four-family	$1,417	$—	$—	$1,463	$1,463
Home equity	1,051	—	—	1,055	1,055
Consumer and other	186	—	—	187	187
Total loans receivable, net(2)	$2,654	$—	$—	$2,705	$2,705
Receivables from brokers, dealers and clearing organizations(1)	$878	$—	$878	$—	$878
Other assets(1)(3)	$18	$—	$18	$—	$18
Liabilities
Deposits	$42,742	$—	$42,741	$—	$42,741
Customer payables	$9,449	$—	$9,449	$—	$9,449
Payables to brokers, dealers and clearing organizations	$1,542	$—	$1,542	$—	$1,542
Other borrowings:
FHLB advances	$500	$—	$500	$—	$500
Trust preferred securities	$410	$—	$—	$379	$379
Total other borrowings	$910	$—	$500	$379	$879
Corporate debt	$991	$—	$992	$—	$992

(1)
The fair value of securities that the Company received as collateral in connection with margin receivables and securities borrowing activities, including the fully paid lending program, where the Company is permitted to sell or re-pledge the securities, was approximately $12.8 billion at December 31, 2017. Of this amount, $3.2 billion had been pledged or sold in connection with securities loaned and deposits with clearing organizations at December 31, 2017.

(2)	The carrying value of loans receivable, net includes the allowance for loan losses of $74 million and loans that are recorded at fair value on a nonrecurring basis at December 31, 2017.

(3)	The $18 million in other assets at December 31, 2017 represents securities borrowing from customers under the fully paid lending program.

E*TRADE 2017 10-K | Page 116

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The fair value measurement techniques for financial instruments not carried at fair value on the consolidated balance sheet are summarized as follows:
Cash and equivalents, cash required to be segregated under federal or other regulations, margin receivables, receivables from brokers, dealers and clearing organizations, customer payables, payables to brokers, dealers and clearing organizations and other assets—Due to their short term nature, fair value is estimated to be carrying value.
Held-to-maturity securities—Fair value of held-to-maturity securities is determined in a manner consistent with the pricing of available-for-sale securities described above.
Loans receivable, net—Fair value is estimated using a discounted cash flow model. Loans are differentiated based on their individual portfolio characteristics, such as product classification, loan category and pricing features. Assumptions for expected losses, prepayments, cash flows and discount rates are adjusted to

E*TRADE 2017 10-K | Page 117

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Deposits—Fair value of certificates of deposit is estimated using a discounted cash flow model. For the remainder of deposits, fair value is the amount payable on demand at the reporting date.
Securities sold under agreements to repurchase and FHLB advances—Fair value for securities sold under agreements to repurchase and FHLB advances was determined by discounting future cash flows using discount factors derived from current observable rates implied for other similar instruments with similar remaining maturities.
Trust preferred securities—Fair value is estimated by discounting future cash flows at the yield implied by dealer pricing quotes.
Corporate debt—Fair value is estimated using dealer pricing quotes.
Fair Value of Commitments and Contingencies
In the normal course of business, the Company makes various commitments to extend credit and incur contingent liabilities that are not reflected in the consolidated balance sheet. Changes in the economy or interest rates may influence the impact that these commitments and contingencies have on the Company in the future. The Company does not estimate the fair value of those commitments. Information related to such commitments and contingent liabilities is included in Note 20—Commitments, Contingencies and Other Regulatory Matters.

E*TRADE 2017 10-K | Page 118

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5—OFFSETTING ASSETS AND LIABILITIES
For financial statement purposes, the Company does not offset derivative instruments or securities borrowing and securities lending transactions. These activities are generally transacted under master agreements that are widely used by counterparties and that may allow for net settlements of payments in the normal course, as well as offsetting of all contracts with a given counterparty in the event of bankruptcy or default of one of the two parties to the transaction. The following table presents information about the Company's derivative instruments, securities borrowing and securities lending transactions which are transacted under master agreements to enable the users of the Company’s consolidated financial statements to evaluate the potential effect of rights of set-off between these recognized assets and liabilities at December 31, 2017 and 2016 (dollars in millions):

				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet (1)	Financial Instruments	Collateral Received or Pledged (Including Cash)	Net Amount
December 31, 2017
Assets:
Deposits paid for securities borrowed (2)	$759	$—	$759	$(251)	$(483)	$25
Total	$759	$—	$759	$(251)	$(483)	$25

Liabilities:
Deposits received for securities loaned (3)	$1,373	$—	$1,373	$(251)	$(1,004)	$118
Derivative liabilities (4)(5)	5	—	5	—	(5)	—
Total	$1,378	$—	$1,378	$(251)	$(1,009)	$118

December 31, 2016
Assets:
Deposits paid for securities borrowed (2)	$774	$—	$774	$(192)	$(560)	$22
Total	$774	$—	$774	$(192)	$(560)	$22

Liabilities:
Deposits received for securities loaned (3)	$926	$—	$926	$(192)	$(661)	$73
Derivative liabilities (4)(5)	6	—	6	—	(6)	—
Total	$932	$—	$932	$(192)	$(667)	$73

(1)
Net amount of deposits paid for securities borrowed are reflected in the receivables from brokers, dealers and clearing organizations and other assets line items in the consolidated balance sheet. Net amount of deposits received for securities loaned and derivative liabilities are reflected in the payables to brokers, dealers and clearing organizations and other liabilities line items in the consolidated balance sheet, respectively.

E*TRADE 2017 10-K | Page 119

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)
Included in the gross amounts of deposits paid for securities borrowed was $347 million and $307 million at December 31, 2017 and 2016, respectively, transacted through a program with a clearing organization, which guarantees the return of cash to the Company. For presentation purposes, these amounts presented are based on the counterparties under the Company’s master securities loan agreements.

(3)
Included in the gross amounts of deposits received for securities loaned was $821 million and $546 million at December 31, 2017 and 2016, respectively, transacted through a program with a clearing organization, which guarantees the return of securities to the Company. For presentation purposes, these amounts presented are based on the counterparties under the Company’s master securities loan agreements.

(4)	Excludes net accrued interest payable of $2 million at both December 31, 2017 and 2016.

(5)	Collateral pledged included held-to-maturity securities at amortized cost at both December 31, 2017 and 2016.
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
Derivative Transactions
Certain types of derivatives that the Company utilizes in its hedging activities are subject to derivatives clearing agreements (cleared derivatives contracts) under the Dodd-Frank Act. These cleared derivatives contracts enable clearing by a derivatives clearing organization through a clearing member. Under the contracts, the clearing member typically has a one-way right to offset all contracts in the event of the Company's default or bankruptcy. Collateral exchanged under these contracts is not included in the table above as the contracts may not qualify as master netting agreements. At December 31, 2017 and 2016, the Company had $131 million and $165 million, respectively, of cleared derivative contract assets. At December 31, 2017 and 2016, the Company had $9 million and $25 million, respectively, of cleared derivative contract liabilities.
In January 2017, a clearing organization through which the Company executes certain of its derivative contracts amended its rulebook to legally characterize variation margin payments as settlements of the derivatives' exposure rather than collateral against the exposure. For these contracts, amounts exchanged with counterparties are reflected as a reduction of the related derivative assets or liabilities, including accrued interest, on the consolidated balance sheet. At December 31, 2017, the Company had derivative assets and liabilities of $6 million and $18 million, respectively, excluding accrued interest, that were settled by variation margin payments and are therefore excluded from the table above.

E*TRADE 2017 10-K | Page 120

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6—AVAILABLE-FOR-SALE AND HELD-TO-MATURITY SECURITIES
The amortized cost and fair value of available-for-sale and held-to-maturity securities at December 31, 2017 and 2016 are shown in the following tables (dollars in millions):

	Amortized Cost	Gross Unrealized / Unrecognized Gains	Gross Unrealized / Unrecognized Losses	Fair Value
December 31, 2017:
Available-for-sale securities:
Debt securities:
Agency mortgage-backed securities	$19,395	$47	$(247)	$19,195
Agency debentures	939	39	(12)	966
US Treasuries	452	10	(4)	458
Agency debt securities	34	—	(1)	33
Municipal bonds	20	—	—	20
Total debt securities	20,840	96	(264)	20,672
Publicly traded equity securities(1)	7	—	—	7
Total available-for-sale securities	$20,847	$96	$(264)	$20,679
Held-to-maturity securities:
Agency mortgage-backed securities	$20,502	$95	$(193)	$20,404
Agency debentures	710	—	(2)	708
Agency debt securities	2,615	15	(35)	2,595
Other	12	—	—	12
Total held-to-maturity securities	$23,839	$110	$(230)	$23,719

December 31, 2016:
Available-for-sale securities:(2)
Debt securities:
Agency mortgage-backed securities	$12,946	$24	$(336)	$12,634
Agency debentures	791	18	(21)	788
US Treasuries	452	—	(45)	407
Agency debt securities	25	—	(1)	24
Municipal bonds	32	—	—	32
Total debt securities	14,246	42	(403)	13,885
Publicly traded equity securities(1)	7	—	—	7
Total available-for-sale securities	$14,253	$42	$(403)	$13,892
Held-to-maturity securities:(2)
Agency mortgage-backed securities	$12,868	$123	$(152)	$12,839
Agency debentures	29	—	—	29
Agency debt securities	2,854	26	(32)	2,848
Total held-to-maturity securities	$15,751	$149	$(184)	$15,716

(1)	Consists of investments in a mutual fund related to the Community Reinvestment Act.

E*TRADE 2017 10-K | Page 121

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)
Securities with a fair value of approximately $492 million were transferred from available-for-sale securities to held-to-maturity securities during the year ended December 31, 2016 pursuant to an evaluation of our investment strategy and an assessment by management about our intent and ability to hold those particular securities until maturity.

Contractual Maturities
The contractual maturities of all available-for-sale and held-to-maturity debt securities at December 31, 2017 are shown in the following table (dollars in millions):

	Amortized Cost	Fair Value
Available-for-sale debt securities:
Due within one year	$—	$—
Due within one to five years	363	353
Due within five to ten years	8,713	8,647
Due after ten years	11,764	11,672
Total available-for-sale debt securities	$20,840	$20,672
Held-to-maturity debt securities:
Due within one year	$160	$159
Due within one to five years	2,027	2,039
Due within five to ten years	5,509	5,486
Due after ten years	16,143	16,035
Total held-to-maturity debt securities	$23,839	$23,719
At December 31, 2017 and 2016, the Company had pledged $5.5 billion and $0.5 billion, respectively, of held-to-maturity debt securities, and $352 million and $6 million, respectively, of available-for-sale securities, as collateral for FHLB advances, derivatives and other purposes.

E*TRADE 2017 10-K | Page 122

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investments with Unrealized or Unrecognized Losses
The following tables show the fair value and unrealized or unrecognized losses on available-for-sale and held-to-maturity securities, aggregated by investment category, and the length of time that individual securities have been in a continuous unrealized or unrecognized loss position at December 31, 2017 and 2016 (dollars in millions):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized / Unrecognized Losses	Fair Value	Unrealized / Unrecognized Losses	Fair Value	Unrealized / Unrecognized Losses
December 31, 2017:
Available-for-sale securities:
Debt securities:
Agency mortgage-backed securities	$4,638	$(23)	$8,027	$(224)	$12,665	$(247)
Agency debentures	—	—	283	(12)	283	(12)
US Treasuries	—	—	147	(4)	147	(4)
Agency debt securities	9	—	24	(1)	33	(1)
Municipal bonds	—	—	11	—	11	—
Publicly traded equity securities	7	—	—	—	7	—
Total temporarily impaired available-for-sale securities	$4,654	$(23)	$8,492	$(241)	$13,146	$(264)
Held-to-maturity securities:
Agency mortgage-backed securities	$9,982	$(78)	$4,906	$(115)	$14,888	$(193)
Agency debentures	597	(2)	9	—	606	(2)
Agency debt securities	373	(3)	1,345	(32)	1,718	(35)
Total temporarily impaired held-to-maturity securities	$10,952	$(83)	$6,260	$(147)	$17,212	$(230)

December 31, 2016:
Available-for-sale securities:
Debt securities:
Agency mortgage-backed securities	$9,281	$(279)	$1,620	$(57)	$10,901	$(336)
Agency debentures	454	(21)	—	—	454	(21)
US Treasuries	407	(45)	—	—	407	(45)
Agency debt securities	24	(1)	—	—	24	(1)
Municipal bonds	13	—	—	—	13	—
Publicly traded equity securities	7	—	—	—	7	—
Total temporarily impaired available-for-sale securities	$10,186	$(346)	$1,620	$(57)	$11,806	$(403)
Held-to-maturity securities:
Agency mortgage-backed securities	$5,929	$(123)	$1,272	$(29)	$7,201	$(152)
Agency debentures	18	—	—	—	18	—
Agency debt securities	1,739	(32)	18	—	1,757	(32)
Total temporarily impaired held-to-maturity securities	$7,686	$(155)	$1,290	$(29)	$8,976	$(184)

E*TRADE 2017 10-K | Page 123

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company does not believe that any individual unrealized loss in the available-for-sale portfolio or unrecognized loss in the held-to-maturity portfolio as of December 31, 2017 represents a credit loss. The Company does not intend to sell the debt securities in an unrealized or unrecognized loss position as of the balance sheet date and it is not more likely than not that the Company will be required to sell the debt securities before the anticipated recovery of its remaining amortized cost of the debt securities in an unrealized or unrecognized loss position at December 31, 2017.
There were no impairment losses recognized in earnings on available-for-sale or held-to-maturity securities during the years ended December 31, 2017, 2016 and 2015.
The credit loss component of debt securities held by the Company that had a noncredit loss component previously recognized in other comprehensive income was $136 million at both December 31, 2017 and December 31, 2016, decreasing from $152 million at December 31, 2015.
Gains (Losses) on Securities and Other, Net
The following table shows the components of the gains (losses) on securities and other, net line item on the consolidated statement of income for the years ended December 31, 2017, 2016 and 2015 (dollars in millions):

	Year Ended December 31,
	2017	2016	2015
Reclassification of deferred losses on cash flow hedges	$—	$—	$(370)
Gains on available-for-sale securities, net:
Gains on available-for-sale securities	40	54	58
Losses on available-for-sale securities	—	(1)	(20)
Subtotal	40	53	38
Hedge ineffectiveness	(14)	(6)	(1)
Equity method investment income (loss) and other	2	(5)	9
Gains (losses) on securities and other, net	$28	$42	$(324)

E*TRADE 2017 10-K | Page 124

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7—LOANS RECEIVABLE, NET
The following table presents loans receivable at December 31, 2017 and 2016 disaggregated by delinquency status (dollars in millions):

		Days Past Due
	Current	30-89	90-179	180+	Total	Unamortized premiums, net	Allowance for loans losses	Loans Receivable, Net
December 31, 2017
One- to four-family	$1,269	$59	$22	$82	$1,432	$9	$(24)	$1,417
Home equity	1,014	36	15	32	1,097	—	(46)	1,051
Consumer and other	185	3	—	—	188	2	(4)	186
Total loans receivable	$2,468	$98	$37	$114	$2,717	$11	$(74)	$2,654

December 31, 2016
One- to four-family	$1,774	$67	$23	$86	$1,950	$13	$(45)	$1,918
Home equity	1,442	43	18	53	1,556	—	(171)	1,385
Consumer and other	245	4	1	—	250	3	(5)	248
Total loans receivable	$3,461	$114	$42	$139	$3,756	$16	$(221)	$3,551
During the year ended December 31, 2017, the Company sold certain loans with a carrying value of $41 million for proceeds that approximated book value. The Company also transferred loans with a carrying value of $17 million to held-for-sale during the year ended December 31, 2017. These loans are reflected within other assets on the consolidated balance sheet at December 31, 2017.
At December 31, 2017, the Company pledged $2.2 billion and $0.2 billion of loans as collateral to the FHLB and Federal Reserve Bank of Richmond, respectively. At December 31, 2016, the Company pledged $3.1 billion and $0.3 billion of loans as collateral to the FHLB and Federal Reserve Bank of Richmond, respectively.

E*TRADE 2017 10-K | Page 125

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Credit Quality and Concentrations of Credit Risk
The Company tracks and reviews factors to predict and monitor credit risk in its mortgage loan portfolio on an ongoing basis. The following tables show the distribution of the Company’s mortgage loan portfolios by credit quality indicator at December 31, 2017 and 2016 (dollars in millions):

	One- to Four-Family		Home Equity
	December 31,		December 31,
Current LTV/CLTV(1)	2017	2016	2017	2016
<=80%	$1,031	$1,308	$531	$686
80%-100%	256	413	291	414
100%-120%	91	143	176	274
>120%	54	86	99	182
Total mortgage loans receivable	$1,432	$1,950	$1,097	$1,556
Average estimated current LTV/CLTV (2)	70%	73%	84%	87%
Average LTV/CLTV at loan origination (3)	71%	71%	81%	81%

(1)
Current CLTV calculations for home equity loans are based on the maximum available line for HELOCs and outstanding principal balance for HEILs. For home equity loans in the second lien position, the original balance of the first lien loan at origination date and updated valuations on the property underlying the loan are used to calculate CLTV. Current property value estimates are updated on a quarterly basis.

(2)
The average estimated current LTV/CLTV ratio reflects the outstanding balance at the balance sheet date and the maximum available line for HELOCs, divided by the estimated current value of the underlying property.

(3)	Average LTV/CLTV at loan origination calculations are based on LTV/CLTV at time of purchase for one- to four-family purchased loans, HEILs and the maximum available line for HELOCs.

	One- to Four-Family		Home Equity
	December 31,		December 31,
Current FICO	2017	2016	2017	2016
>=720	$805	$1,121	$548	$778
719 - 700	138	179	106	156
699 - 680	105	153	93	141
679 - 660	78	121	79	117
659 - 620	122	154	103	149
<620	184	222	168	215
Total mortgage loans receivable	$1,432	$1,950	$1,097	$1,556
One- to four-family loans include loans with an interest-only period, followed by an amortizing period. At December 31, 2017, nearly 100% of these loans were amortizing and this portfolio will be fully converted in 2018. The home equity loan portfolio consists of HEILs and HELOCs. HEILs are primarily fully amortizing loans that do not offer the option of an interest-only payment. The majority of HELOCs had an interest only draw period at origination and converted to amortizing loans at the end of the draw period. At December 31, 2017, nearly 100% of the HELOC portfolio had converted from the interest-only draw period and will be fully converted in 2019.
The weighted average age of our mortgage and consumer loans receivable was 11.8 and 10.8 years at December 31, 2017 and 2016, respectively. Approximately 34% and 36% of the Company’s mortgage loans receivable were concentrated in California at December 31, 2017 and 2016, respectively. No other state had concentrations of mortgage loans that represented 10% or more of the Company’s mortgage loans receivable at December 31, 2017 and 2016.

E*TRADE 2017 10-K | Page 126

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Nonperforming Loans
The Company classifies loans as nonperforming when they are no longer accruing interest. The following table shows the comparative data for nonperforming loans at December 31, 2017 and 2016 (dollars in millions):

	December 31,
	2017	2016
One- to four-family	$192	$215
Home equity	98	136
Consumer and other	—	1
Total nonperforming loans receivable	$290	$352
At December 31, 2017 and 2016, the Company held $26 million and $35 million, respectively, of real estate owned that were acquired through foreclosure or through a deed in lieu of foreclosure or similar legal agreement. The Company held $101 million and $112 million of loans for which formal foreclosure proceedings were in process at December 31, 2017 and 2016, respectively.
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
The following table presents the allowance for loan losses by loan portfolio at December 31, 2017 and 2016 (dollars in millions):

	One- to Four-Family		Home Equity		Consumer and other		Total
	December 31,		December 31,		December 31,		December 31,
	2017	2016	2017	2016	2017	2016	2017	2016
General reserve:
Quantitative component	$15	$34	$14	$118	$4	$5	$33	$157
Qualitative component	3	4	3	2	—	—	6	6
Specific valuation allowance	6	7	29	51	—	—	35	58
Total allowance for loan losses	$24	$45	$46	$171	$4	$5	$74	$221
Allowance as a % of loans receivable(1)	1.6%	2.3%	4.2%	11.0%	2.1%	1.9%	2.7%	5.8%

(1)	Allowance as a percentage of loans receivable is calculated based on the gross loans receivable including net unamortized premiums for each respective category.

E*TRADE 2017 10-K | Page 127

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a roll forward by loan portfolio of the allowance for loan losses for the years ended December 31, 2017, 2016 and 2015 (dollars in millions):

	Year Ended December 31, 2017
	One- to Four-Family	Home Equity	Consumer and other	Total
Allowance for loan losses, beginning of period	$45	$171	$5	$221
Provision (benefit) for loan losses	(29)	(141)	2	(168)
Charge-offs	—	(7)	(6)	(13)
Recoveries	8	23	3	34
Net (charge-offs) recoveries	8	16	(3)	21
Allowance for loan losses, end of period	$24	$46	$4	$74

	Year Ended December 31, 2016
	One- to Four-Family	Home Equity	Consumer and other	Total
Allowance for loan losses, beginning of period	$40	$307	$6	$353
Provision (benefit) for loan losses	(2)	(148)	1	(149)
Charge-offs	(1)	(17)	(7)	(25)
Recoveries	8	29	5	42
Net (charge-offs) recoveries	7	12	(2)	17
Allowance for loan losses, end of period	$45	$171	$5	$221

	Year Ended December 31, 2015
	One- to Four-Family	Home Equity	Consumer and other	Total
Allowance for loan losses, beginning of period	$27	$367	$10	$404
Provision (benefit) for loan losses	15	(55)	—	(40)
Charge-offs	(2)	(31)	(11)	(44)
Recoveries	—	26	7	33
Net (charge-offs) recoveries	(2)	(5)	(4)	(11)
Allowance for loan losses, end of period	$40	$307	$6	$353
Total loans receivable designated as held-for-investment decreased $0.9 billion during the year ended December 31, 2017. The allowance for loan losses was $74 million, or 2.7% of total loans receivable, as of December 31, 2017 compared to $221 million, or 5.8% of total loans receivable, as of December 31, 2016. Net recoveries for the year ended December 31, 2017 were $21 million compared to $17 million in the same period in 2016.
The benefit for loan losses of $168 million for the year ended December 31, 2017 reflected approximately $70 million of benefit recognized during the second quarter of 2017 resulting from refined default assumptions based on the sustained outperformance of converted mortgage loans that had been amortizing for 12 months or longer. At the time of this refinement in the second quarter of 2017, more than 50% of these converted loans had been amortizing 12 months or longer. This actual performance data was better than prior performance assumptions and, combined with the substantial performance history, the uncertainty with respect to the population of converting loans had significantly decreased. In order to refine the default assumptions around the remaining population that had not yet started amortizing or that had not

E*TRADE 2017 10-K | Page 128

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

reached 12 months post conversion, the Company evaluated whether the credit quality and performance of these loans was consistent with the seasoned amortizing portfolio. The Company determined that FICO scores, LTV/CLTVs and delinquency rates were comparable to the seasoned portfolio, and therefore applied the refined default assumptions to this remaining population.
The benefits to provision for loan losses also reflect recoveries in excess of prior estimates, including recoveries of previous charge-offs. The timing and magnitude of charge-offs and recoveries are affected by many factors and we anticipate variability from quarter to quarter.
The following table presents the total recorded investment in loans receivable and allowance for loan losses by loans that have been collectively evaluated for impairment and those that have been individually evaluated for impairment by loan class at December 31, 2017 and 2016 (dollars in millions):

	Recorded Investment		Allowance for Loan Losses
	December 31,		December 31,
	2017	2016	2017	2016
Collectively evaluated for impairment:
One- to four-family	$1,228	$1,717	$18	$38
Home equity	932	1,361	17	120
Consumer and other	190	253	4	5
Total collectively evaluated for impairment	2,350	3,331	39	163
Individually evaluated for impairment:
One- to four-family	213	246	6	7
Home equity	165	195	29	51
Total individually evaluated for impairment	378	441	35	58
Total	$2,728	$3,772	$74	$221
Impaired Loans—Troubled Debt Restructurings
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

E*TRADE 2017 10-K | Page 129

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows a summary of the Company’s recorded investment in TDRs that were on accrual and nonaccrual status, further disaggregated by delinquency status, in addition to the recorded investment in TDRs at December 31, 2017 and 2016 (dollars in millions):

		Nonaccrual TDRs
	Accrual TDRs(1)	Current(2)	30-89 Days Delinquent	90-179 Days Delinquent	180+ Days Delinquent	Total Recorded Investment in TDRs (3)(4)
December 31, 2017
One- to four-family	$83	$74	$13	$5	$38	$213
Home equity	104	34	10	4	13	165
Total	$187	$108	$23	$9	$51	$378
December 31, 2016
One- to four-family	$97	$90	$16	$8	$35	$246
Home equity	119	41	10	4	21	195
Total	$216	$131	$26	$12	$56	$441

(1)	Represents loans modified as TDRs that are current and have made six or more consecutive payments.

(2)	Represents loans modified as TDRs that are current but have not yet made six consecutive payments, bankruptcy loans and certain junior lien TDRs that have a delinquent senior lien.

(3)
Total recorded investment in TDRs includes premium (discount), as applicable, and is net of charge-offs, which were $67 million and $144 million for one-to four-family and home equity loans, respectively, as of December 31, 2017 and $79 million and $178 million, respectively, as of December 31, 2016.

(4)
Total recorded investment in TDRs at December 31, 2017 consisted of $285 million of loans modified as TDRs and $93 million of loans that have been charged off due to bankruptcy notification. Total recorded investment in TDRs at December 31, 2016 consisted of $316 million of loans modified as TDRs and $125 million of loans that have been charged off due to bankruptcy notification.

The following table shows the average recorded investment and interest income recognized both on a cash and accrual basis for the Company’s TDRs during the years ended December 31, 2017, 2016 and 2015 (dollars in millions):

	Average Recorded Investment			Interest Income Recognized
	December 31,			December 31,
	2017	2016	2015	2017	2016	2015
One- to four-family	$221	$269	$303	$9	$11	$9
Home equity	179	204	213	16	17	17
Total	$400	$473	$516	$25	$28	$26

E*TRADE 2017 10-K | Page 130

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows detailed information related to the Company’s TDRs and specific valuation allowances at December 31, 2017 and 2016 (dollars in millions):

	December 31, 2017			December 31, 2016
	Recorded Investment in TDRs	Specific Valuation Allowance	Net Investment in TDRs	Recorded Investment in TDRs	Specific Valuation Allowance	Net Investment in TDRs
With a recorded allowance:
One- to four-family	$54	$6	$48	$61	$7	$54
Home equity	$83	$29	$54	$111	$51	$60
Without a recorded allowance:(1)
One- to four-family	$159	$—	$159	$185	$—	$185
Home equity	$82	$—	$82	$84	$—	$84
Total:
One- to four-family	$213	$6	$207	$246	$7	$239
Home equity	$165	$29	$136	$195	$51	$144

(1)	Represents loans where the discounted cash flow analysis or collateral value is equal to or exceeds the recorded investment in the loan.
The following tables provide the number of loans and post-modification balances immediately after being modified by major class during the years ended December 31, 2017, 2016 and 2015 (dollars in millions):

		Interest Rate Reduction
	Number of Loans	Principal Forgiven	Deferred Principal	Re-age/ Extension/ Interest Capitalization	Other with Interest Rate Reduction	Other(1)	Total
December 31, 2017
One- to four-family	40	$—	$—	$13	$1	$4	$18
Home equity	294	—	—	12	1	9	22
Total	334	$—	$—	$25	$2	$13	$40

December 31, 2016
One- to four-family	47	$1	$—	$8	$2	$7	$18
Home equity	518	—	—	8	3	25	36
Total	565	$1	$—	$16	$5	$32	$54

December 31, 2015
One- to four-family	34	$—	$1	$9	$—	$3	$13
Home equity	367	—	—	3	2	19	24
Total	401	$—	$1	$12	$2	$22	$37

(1)	Amounts represent loans whose terms were modified in a manner that did not result in an interest rate reduction, including re-aged loans, extensions, and loans with capitalized interest.

E*TRADE 2017 10-K | Page 131

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The Company enters into derivative transactions primarily to protect against interest rate risk on the value of certain assets. Each derivative instrument is recorded on the consolidated balance sheet at fair value as a freestanding asset or liability. The following table summarizes the fair value of derivatives as reported in the consolidated balance sheet at December 31, 2017 and 2016 (dollars in millions):

		Fair Value(1)
	Notional	Asset(2)	Liability(3)	Net(4)
December 31, 2017
Interest rate contracts:
Fair value hedges	$8,609	$131	$(14)	$117
Total derivatives designated as hedging instruments(5)	$8,609	$131	$(14)	$117
December 31, 2016
Interest rate contracts:
Fair value hedges	$3,862	$165	$(31)	$134
Total derivatives designated as hedging instruments(5)	$3,862	$165	$(31)	$134

(1)
At December 31, 2017, excludes derivative assets and liabilities of $6 million and $18 million, respectively, that were executed through a central clearing organization and were settled by variation margin payments. See Note 5—Offsetting Assets and Liabilities for additional information.

(2)	Reflected in the other assets line item on the consolidated balance sheet.

(3)	Reflected in the other liabilities line item on the consolidated balance sheet.

(4)	Represents net fair value of derivative instruments for disclosure purposes only.

(5)	All derivatives were designated as hedging instruments at December 31, 2017 and 2016.
Cash Flow Hedges
The Company terminated $4.4 billion of legacy wholesale funding obligations during 2015 along with the cash flow hedges used to hedge the forecasted transactions related to these obligations. As the Company's intent changed and the hedged forecasted transactions became probable of not occurring, the Company reclassified $370 million of pre-tax losses on cash flow hedges from accumulated other comprehensive loss into earnings during the year ended December 31, 2015. See Note 13—Other Borrowings for additional information.
Fair Value Hedges
Fair value hedges are used to offset exposure to changes in value of certain fixed-rate assets. Fair value hedges are accounted for by recording the fair value of the derivative instrument and the fair value of the asset being hedged on the consolidated balance sheet. To the extent that the hedge is ineffective, the changes in the fair values of both the derivative instruments and the underlying assets will not offset, and the difference or hedge ineffectiveness, is reflected in the gains (losses) on securities and other, net line item in the consolidated statement of income.

E*TRADE 2017 10-K | Page 132

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the effect of interest rate contracts designated as fair value hedges and related hedged items on the consolidated statement of income for the year ended December 31, 2017 and 2016 (dollars in millions):

	Year Ended December 31,
	2017			2016
	Hedging Instrument	Hedged Item	Hedge Ineffectiveness(1)	Hedging Instrument	Hedged Item	Hedge Ineffectiveness(1)
Agency debentures	$1	$(3)	$(2)	$28	$(32)	$(4)
Agency mortgage-backed securities	36	(48)	(12)	42	(44)	(2)
Total gains (losses) included in earnings	$37	$(51)	$(14)	$70	$(76)	$(6)

	Year Ended December 31,
	2015
	Hedging Instrument	Hedged Item	Hedge Ineffectiveness(1)
Agency debentures	$(3)	$3	$—
Agency mortgage-backed securities	(4)	3	(1)
Total gains (losses) included in earnings	$(7)	$6	$(1)

(1)	Reflected in the gains (losses) on securities and other, net line item on the consolidated statement of income.
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
The Company considered the impact of credit risk on the fair value measurement for derivative instruments, particularly those in net liability positions to counterparties, to be mitigated by the enforcement of credit support agreements, and the collateral requirements therein. The Company’s credit risk analysis for derivative instruments also considered the credit loss exposure on derivative instruments in net asset positions. During the year ended December 31, 2017, the consideration of counterparty credit risk did not result in an adjustment to the valuation of the Company’s derivative instruments.
Impact on Liquidity
In the normal course of business, collateral requirements contained in the Company’s derivative contracts are enforced by the Company and its counterparties. Upon enforcement of the collateral requirements, the amount of collateral requested is typically based on the net fair value of all derivative instruments with the counterparty; that is derivative assets net of derivative liabilities at the counterparty level. If the Company were to be in violation of certain provisions of the derivative contracts, the counterparties to the derivative

E*TRADE 2017 10-K | Page 133

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

instruments could request payment or collateralization on the derivative instruments. The Company expects such requests would be based on the fair value of derivative assets net of derivative liabilities at the counterparty level. The fair value of derivative instruments in net liability positions at the counterparty level was $5 million at December 31, 2017. The fair value of the Company’s agency-backed securities pledged as collateral related to derivative contracts in net liability positions to counterparties, was $23 million at December 31, 2017, which exceeded derivative instruments in net liability positions at the counterparty level by $18 million.

NOTE 9—PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following asset classes at December 31, 2017 and 2016 (dollars in millions):

	December 31, 2017			December 31, 2016
	Gross Amount	Accumulated Depreciation and Amortization	Net Amount	Gross Amount	Accumulated Depreciation and Amortization	Net Amount
Software	$403	$(289)	$114	$449	$(355)	$94
Leasehold improvements	122	(98)	24	119	(97)	22
Equipment	132	(101)	31	133	(92)	41
Buildings	72	(32)	40	72	(30)	42
Furniture and fixtures	7	(4)	3	19	(17)	2
Land	3	—	3	3	—	3
Construction in progress(1)	38	—	38	35	—	35
Total(2)	$777	$(524)	$253	$830	$(591)	$239

(1)	Construction in progress includes software in the process of development of $22 million at both December 31, 2017 and 2016.

(2)
The Company executed a sale-leaseback transaction on its Alpharetta, Georgia office in 2014 and the transaction was accounted for as a financing as it did not qualify for leaseback accounting. The related assets continue to be included in the property and equipment, net line item on the consolidated balance sheet.

Depreciation and amortization expense related to property and equipment was $82 million, $79 million and $81 million for the years ended December 31, 2017, 2016 and 2015, respectively. Software includes capitalized internally developed software costs, net, of $53 million, $46 million and $42 million for the years ended December 31, 2017, 2016 and 2015, respectively. Amortization of completed and in-service software was $36 million, $36 million and $41 million for the years ended December 31, 2017, 2016 and 2015, respectively.

E*TRADE 2017 10-K | Page 134

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The obligation for future minimum lease payments and minimum sublease proceeds to be received under the Alpharetta, Georgia lease is as follows (dollars in millions):

	Obligation for Minimum Lease Payments	Minimum Sublease Proceeds
Years ending December 31,
2018	$5	$(3)
2019	5	(3)
2020	5	(3)
2021	5	(3)
2022	5	(3)
Thereafter	9	—
Total	$34	$(15)

E*TRADE 2017 10-K | Page 135

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10—GOODWILL AND OTHER INTANGIBLES, NET
Goodwill
At both December 31, 2017 and 2016, the Company had goodwill of $2.4 billion. There was a $578 million addition to the carrying value of the Company's goodwill during the year ended December 31, 2016, which was recognized in connection with the OptionsHouse acquisition. There were no impairments to the carrying value of the Company’s goodwill during the years ended December 31, 2017, 2016 and 2015.
At both December 31, 2017 and 2016, goodwill was net of accumulated impairment losses of $243 million.
Other Intangibles, Net
At December 31, 2017 and 2016, the Company had other intangible assets of $284 million and $320 million, respectively. There was a $169 million addition to other intangible assets during the year ended December 31, 2016, which was recognized in connection with the OptionsHouse acquisition.
The following table outlines the Company's other intangible assets with finite lives (dollars in millions):

	December 31, 2017
	Weighted Average Original Useful Life (Years)	Weighted Average Remaining Useful Life (Years)	Gross Amount	Accumulated Amortization	Net Amount
Customer relationships	18	10	$553	$(309)	$244
Technology	7	6	48	(9)	39
Trade name	2	1	3	(2)	1
Total			$604	$(320)	$284

	December 31, 2016
	Weighted Average Original Useful Life (Years)	Weighted Average Remaining Useful Life (Years)	Gross Amount	Accumulated Amortization	Net Amount
Customer relationships	18	11	$553	$(281)	$272
Technology	7	7	48	(2)	46
Trade name	2	2	3	(1)	2
Total			$604	$(284)	$320

E*TRADE 2017 10-K | Page 136

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assuming no future impairments of other intangibles or additional acquisitions or dispositions, the following table presents the Company's future annual amortization expense (dollars in millions):

Years ending December 31,
2018	$40
2019	39
2020	37
2021	35
2022	33
Thereafter	100
Total future amortization expense	$284

NOTE 11—RECEIVABLES FROM AND PAYABLES TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS
Receivables from and payables to brokers, dealers and clearing organizations consist of the following (in millions):

	December 31,
	2017	2016
Receivables:
Securities borrowed	$740	$774
Receivables from clearing organizations	376	231
Other	62	51
Total	$1,178	$1,056

Payables:
Securities loaned	$1,373	$926
Payables to clearing organizations	123	7
Other	46	50
Total	$1,542	$983

E*TRADE 2017 10-K | Page 137

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12—DEPOSITS
Deposits are summarized as follows (dollars in millions):

	Amount		Weighted-Average Rate
	December 31,		December 31,
	2017	2016	2017	2016
Sweep deposits	$37,734	$26,362	0.01%	0.01%
Savings deposits	2,912	3,185	0.01%	0.01%
Other deposits(1)	2,096	2,135	0.03%	0.03%
Total deposits	$42,742	$31,682	0.01%	0.01%

(1)
Includes checking deposits, money market deposits and certificates of deposit. As of December 31, 2017 and 2016, the Company had $207 million and $177 million in non-interest bearing deposits, respectively.

NOTE 13—OTHER BORROWINGS
Other borrowings at December 31, 2017 and 2016 are summarized as follows (dollars in millions):

	December 31,
	2017	2016
FHLB advances	$500	$—
Trust preferred securities	410	409
Total other borrowings	$910	$409
The face values of outstanding trusts at December 31, 2017 are shown below (dollars in millions). See Note 20—Commitments, Contingencies and Other Regulatory Matters for additional information on the Company's trust preferred securities.

Trusts	Face Value	Maturity Date	Annual Interest Rate
ETBH Capital Trust I	$20	2031	3.75% above 6-month LIBOR
ETBH Capital Trust V, VI, VIII	51	2032	3.25%-3.65% above 3-month LIBOR
ETBH Capital Trust VII, IX—XII	65	2033	3.00%-3.30% above 3-month LIBOR
ETBH Capital Trust XIII—XVIII, XX	77	2034	2.45%-2.90% above 3-month LIBOR
ETBH Capital Trust XIX, XXI, XXII	60	2035	2.20%-2.40% above 3-month LIBOR
ETBH Capital Trust XXIII—XXIV	45	2036	2.10% above 3-month LIBOR
ETBH Capital Trust XXV—XXX	96	2037	1.90%-2.00% above 3-month LIBOR
Total	$414

E*TRADE 2017 10-K | Page 138

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

External Lines of Credit maintained at E*TRADE Securities
E*TRADE Securities' external liquidity lines total approximately $1.1 billion as of December 31, 2017 and include the following:

•	A 364-day, $450 million senior unsecured committed revolving credit facility with a syndicate of banks, with a maturity date of June 2018

•	Secured committed lines of credit with two unaffiliated banks, aggregating to $175 million, with a maturity date of June 2018

•	Unsecured uncommitted lines of credit with three unaffiliated banks aggregating to $125 million, of which $50 million has a maturity date of June 2018 and the remaining line has no maturity date

•	Secured uncommitted lines of credit with several unaffiliated banks aggregating to $375 million with no maturity date
The revolving credit facility contains maintenance covenants related to E*TRADE Securities' minimum consolidated tangible net worth and regulatory net capital ratio. There were no outstanding balances for these lines at December 31, 2017.

NOTE 14—CORPORATE DEBT
Corporate debt at December 31, 2017 and 2016 is outlined in the following table (dollars in millions):

	Face Value	Discount	Net
December 31, 2017
Interest-bearing notes:
2.95% Notes, due 2022	$600	$(5)	$595
3.80% Notes, due 2027	400	(4)	396
Total corporate debt	$1,000	$(9)	$991

December 31, 2016
Interest-bearing notes:
5.375% Notes, due 2022	$540	$(5)	$535
4.625% Notes, due 2023	460	(4)	456
Total interest-bearing notes	1,000	(9)	991
Non-interest-bearing debt:
0% Convertible debentures, due 2019	3	—	3
Total corporate debt	$1,003	$(9)	$994
Issuance of Corporate Debt
During the year ended December 31, 2017, the Company issued $1 billion in aggregate principal amount of Senior Notes in two tranches. The first tranche of $600 million aggregate principal amount of Senior Notes due 2022 bears interest at an annual rate of 2.95% and will mature on August 24, 2022. The second tranche of $400 million aggregate principal amount of Senior Notes due 2027 bears interest at an annual rate of 3.80% and will mature on August 24, 2027 (together with the first tranche, the “Notes”). The Notes

E*TRADE 2017 10-K | Page 139

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

are the Company's general unsecured senior obligations and rank equally with the Company's other unsecured senior indebtedness. The Notes effectively rank junior to secured indebtedness, if any, to the extent of the collateral securing such indebtedness and all liabilities of the Company's subsidiaries. The Notes are not guaranteed by the subsidiaries.
The net proceeds from the sale of the Notes were used, along with existing corporate cash, to redeem all $540 million aggregate principal amount of the outstanding 5.375% Senior Notes due 2022 and all $460 million aggregate principal amount of the outstanding 4.625% Senior Notes due 2023, including associated redemption premiums, accrued interest, and related fees and expenses. In connection with the redemption, the Company recognized a loss on early extinguishment of debt of $58 million.
During the year ended December 31, 2015, the Company used the net proceeds from the issuance of the $460 million aggregate principal amount of 4.625% Senior Notes due 2023, along with existing corporate cash to redeem all of its then outstanding 6.375% Notes, including associated redemption premiums, accrued interest, and related fees and expenses. This resulted in $73 million in losses on early extinguishment of debt for the year ended December 31, 2015.
Credit Facility
On June 23, 2017, the Company entered into an unsecured committed revolving credit facility with certain lenders, which replaced the previous secured committed revolving credit facility entered into in November 2014 and increased the Company's total borrowing capacity under the facility to $300 million. The Company has the ability to borrow against the credit facility for working capital and general corporate purposes. The credit facility has terms which include financial maintenance covenants, for which the Company was in compliance at December 31, 2017. The unsecured committed revolving credit facility will mature on June 23, 2020. At December 31, 2017, there was no outstanding balance under this revolving credit facility.
Ranking of Debt Seniority
All of the Company’s notes rank equal in right of payment with all of the Company’s existing and future unsubordinated indebtedness and rank senior in right of payment to all its existing and future subordinated indebtedness. However, the notes rank effectively junior to the Company's secured indebtedness to the extent of the collateral securing such indebtedness.

E*TRADE 2017 10-K | Page 140

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15—INCOME TAXES
The components of income tax expense (benefit) for the years ended December 31, 2017, 2016 and 2015 were as follows (dollars in millions):

	Year Ended December 31,
	2017	2016	2015
Current income tax expense (benefit):
Federal	$—	$—	$(5)
State	(11)	3	(5)
Foreign	—	2	5
Total current	(11)	5	(5)
Deferred income tax expense (benefit):
Federal	399	285	(145)
State	51	(10)	(31)
Total deferred	450	275	(176)
Non-current income tax expense(1)	11	6	4
Income tax expense (benefit)	$450	$286	$(177)

(1)	Non-current income tax expense primarily relates to amortization for investments in qualified affordable housing projects recognized under the proportional amortization method.
The federal tax reform law was enacted on December 22, 2017, which resulted in a remeasurement of certain deferred tax assets and liabilities using the new statutory federal corporate income tax rate of 21%. Accordingly, the Company recognized $58 million of additional tax expense for the year ended December 31, 2017.

E*TRADE 2017 10-K | Page 141

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unrecognized Tax Benefits
The following table provides a reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2017, 2016, and 2015 (dollars in millions):

	Year Ended December 31,
	2017	2016	2015
Unrecognized tax benefits, beginning of period	$28	$29	$330
Additions based on tax positions related to prior years	1	1	5
Additions based on tax positions related to current year	11	4	2
Reductions based on tax positions related to prior years	(3)	(3)	(304)
Settlements with taxing authorities	(6)	(1)	(3)
Statute of limitations lapses	(6)	(2)	(1)
Unrecognized tax benefits, end of period	$25	$28	$29
The unrecognized tax benefits decreased $3 million to $25 million during the year ended December 31, 2017. At December 31, 2017, the Company had $20 million, net of federal benefits, of unrecognized tax benefits that, if recognized, would favorably impact the effective income tax rate in future periods. In 2015, the Company settled the IRS examination of its 2007, 2009 and 2010 federal tax returns. As a result, the Company released $303 million of reserves related to the uncertain tax positions in 2015. During 2009, the Company incurred a loss on the exchange of $1.7 billion interest-bearing corporate debt for non-interest-bearing convertible debentures. The uncertain tax positions were primarily related to whether certain components of that loss were considered deductible or non-deductible for tax purposes.
The following table summarizes the tax years that are either currently under examination or remain open under the statute of limitations and subject to examination by the major tax jurisdictions in which the Company operates:

Jurisdiction	Open Tax Years
Hong Kong	2011-2017
United Kingdom	2015-2017
United States	2014-2017
Various states(1)	2008-2017

(1)	Major state tax jurisdictions include California, Georgia, Illinois, New Jersey, New York and Virginia.
It is reasonably possible that the Company's unrecognized tax benefits could be reduced by as much as $6 million within the next twelve months as a result of settlements of certain examinations or expiration of statutes of limitations.
The Company recognizes interest and penalties, if any, related to income tax matters in income tax expense. The Company has total reserves for interest and penalties of $6 million and $10 million as of December 31, 2017 and 2016, respectively. Tax expense for the year ended December 31, 2017 included a $4 million net benefit related to the reduction of interest and penalties, which was primarily due to state settlements with tax authorities and the expiration of statutes of limitations.

E*TRADE 2017 10-K | Page 142

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred Taxes and Valuation Allowances
Deferred income taxes are recorded when revenues and expenses are recognized in different periods for financial statement and tax return purposes. The temporary differences and tax carryforwards that created deferred tax assets and deferred tax liabilities at December 31, 2017 and 2016 are summarized in the following table (dollars in millions):

	December 31,
	2017	2016
Deferred tax assets:
Net operating losses	$349	$676
Reserves and allowances, net	155	335
Financial instrument valuations	35	160
Deferred compensation	34	43
Tax credits	68	55
Basis differences in investments	8	14
Other	10	26
Total deferred tax assets	659	1,309
Valuation allowance	(23)	(35)
Total deferred tax assets, net of valuation allowance	636	1,274
Deferred tax liabilities:
Depreciation and amortization	(385)	(518)
Total deferred tax liabilities	(385)	(518)
Deferred tax assets, net	$251	$756
The Company had $1.0 billion of gross federal net operating losses, or $211 million in deferred tax assets related to these losses, at December 31, 2017. There is no valuation allowance recorded against federal net operating losses. In addition, the Company had $2.8 billion of gross state net operating losses, or $135 million in deferred tax assets related to these losses, at December 31, 2017. The Company had a $20 million valuation allowance against state net operating losses. The federal net operating losses have no expiration date and the state net operating losses expire between 2018 and 2036.
At December 31, 2017, the Company has zero undistributed earnings and profits in foreign subsidiaries.

E*TRADE 2017 10-K | Page 143

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a reconciliation of the beginning and ending amount of valuation allowance for the years ended December 31, 2017, 2016, and 2015 (dollars in millions):

	Year Ended December 31,
	2017	2016	2015
Valuation allowance, beginning of period	$(35)	$(82)	$(91)
Additions related to tax reform (reduced federal benefit)	(4)	—	—
Reductions related to the wind-down of foreign operations	14	—	14
Reductions (additions) related to state valuation allowance release	2	47	(5)
Valuation allowance, end of period	$(23)	$(35)	$(82)
The Company's valuation allowance decreased $12 million to $23 million at December 31, 2017 and decreased $47 million to $35 million at December 31, 2016. Effective January 1, 2016, the Company elected to treat its broker-dealers, E*TRADE Securities and E*TRADE Clearing, as single member LLCs for tax purposes. The election to be treated as single member LLCs and future taxable income projections will result in the utilization of certain state deferred tax assets, primarily state net operating losses, against which the Company had recorded valuation allowances. Accordingly, the Company recognized a tax benefit of $25 million for the year ended December 31, 2016.
Effective Tax Rate
The effective tax rate differed from the federal statutory rate as summarized in the following table for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	4.2	3.9	0.2
Difference between statutory rate and foreign effective tax rate	—	0.2	(2.4)
Tax exempt income	—	(0.1)	(0.5)
Disallowed executive compensation	0.1	0.2	6.5
Change in valuation allowances	(0.1)	(5.5)	0.1
Tax credits	(0.3)	(0.7)	(3.8)
Estimated reserve for uncertain tax positions	(0.3)	0.1	4.7
Deferred tax adjustments	(0.3)	1.3	3.5
Tax reform adjustments	5.5	—	—
Excess tax benefit on share-based compensation	(0.7)	—	—
Tax on undistributed earnings and profits in certain foreign subsidiaries	—	—	3.9
Settled IRS examination	—	—	(241.5)
Other	(0.9)	(0.3)	(0.4)
Effective tax rate	42.2%	34.1%	(194.7)%

E*TRADE 2017 10-K | Page 144

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16—SHAREHOLDERS' EQUITY
Preferred Stock
Preferred stock outstanding at December 31, 2017 and 2016 is summarized as follows (in millions except total shares outstanding and per share data):

						Carrying Value at December 31,
	Description	Issuance Date	Per Annum Dividend Rate	Total Shares Outstanding	Liquidation Preference per Share	2017	2016
Series A
	Fixed-to-Floating Rate Non-Cumulative	8/25/2016	5.875% to, but excluding, 9/15/2026; 3-mo LIBOR + 4.435% thereafter	400,000	$1,000	$394	$394
Series B
	Fixed-to-Floating Rate Non-Cumulative	12/6/2017	5.30% to, but excluding, 3/15/2023; 3-mo LIBOR + 3.16% thereafter	3,000	$100,000	295	—
Total				403,000		$689	$394
Series A
On August 25, 2016, the Company issued 400,000 shares of Series A fixed-to-floating rate non-cumulative perpetual preferred stock for gross proceeds of $400 million. Net proceeds, after issuance cost, were $394 million. The shares have a par value of $0.01 and liquidation preference of $1,000 per share. Dividends are non-cumulative and are payable semi-annually at a rate of 5.875% from the original issue date to, but excluding, September 15, 2026. Dividends thereafter are payable at a floating rate equal to the three-month US dollar LIBOR on the related dividend determination date plus 4.435%. The Company used the proceeds of the issuance, along with existing corporate cash, to fund the acquisition of OptionsHouse.
On February 2, 2017, the Company's Board of Directors declared a dividend of $32.64 per share, or $13 million, to holders of record of the Series A preferred stock as of February 28, 2017. The dividend was paid on March 15, 2017. On August 2, 2017, the Company's Board of Directors declared a dividend of $29.38 per share, or $12 million, to holders of record of the Series A preferred stock as of August 31, 2017. The dividend was paid on September 15, 2017. On February 8, 2018, the Company's Board of Directors declared a dividend of $29.38 per share, or $12 million, to holders of record of the Series A preferred stock as of February 28, 2018. The dividend will be paid on March 15, 2018.

E*TRADE 2017 10-K | Page 145

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Series B
On December 6, 2017, the Company issued 300,000 depositary shares, each representing 1/100th ownership interest in a share, of Series B fixed-to-floating rate non-cumulative perpetual preferred stock for gross proceeds of $300 million. Net proceeds, after issuance cost, were $295 million. The shares have a par value of $0.01 and liquidation preference of $100,000 per share, equivalent to $1,000 per depositary share. Dividends are non-cumulative and are payable semi-annually at a rate of 5.30% from the original issue date to, but excluding, March 15, 2023. Dividends thereafter are payable at a floating rate equal to the three-month US dollar LIBOR on the related dividend determination date plus 3.16%. The Company intends to use the proceeds of the issuance to fund the acquisition of TCA in the first half of 2018.
Upon the issuance of preferred stock, the Company's ability to declare or pay dividends or distributions on, or repurchase, redeem or otherwise acquire for consideration, shares of its junior stock became subject to certain restrictions in the event that the Company fails to declare and pay full dividends, or declare and set aside a sum sufficient for the payment thereof, on its preferred stock. Junior stock includes the Company's common stock.
Share Repurchases
On July 20, 2017, the Company announced that its Board of Directors authorized the repurchase of up to $1 billion of shares of its common stock. As of December 31, 2017, the Company repurchased a total of $362 million, or 8.5 million shares, of common stock under this program. As of December 31, 2017, $638 million remained available for additional repurchases. As of February 16, 2018, the Company has subsequently repurchased an additional 1.1 million shares of common stock at an average price of $49.99. The Company accounts for share repurchases retired after repurchase by allocating the excess repurchase price over par to additional paid-in-capital.

E*TRADE 2017 10-K | Page 146

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accumulated Other Comprehensive Loss
The following tables present after-tax changes in each component of accumulated other comprehensive loss for the years ended December 31, 2017, 2016 and 2015 (dollars in millions):

	Available-for-Sale Securities	Foreign Currency Translation	Total
Balance, December 31, 2016	$(139)	$2	$(137)
Other comprehensive income before reclassifications	137	—	137
Amounts reclassified from accumulated other comprehensive loss	(24)	(2)	(26)
Net change	113	(2)	111
Balance, December 31, 2017	$(26)	$—	$(26)

	Available-for-Sale Securities	Foreign Currency Translation	Total
Balance, December 31, 2015	$(101)	$2	$(99)
Other comprehensive loss before reclassifications	(5)	—	(5)
Amounts reclassified from accumulated other comprehensive loss	(33)	—	(33)
Net change	(38)	—	(38)
Balance, December 31, 2016	$(139)	$2	$(137)

	Available-for-Sale Securities	Cash Flow Hedging Instruments	Foreign Currency Translation	Total
Balance, December 31, 2014	$7	$(261)	$5	$(249)
Other comprehensive loss before reclassifications	(84)	(10)	(3)	(97)
Amounts reclassified from accumulated other comprehensive loss	(24)	271	—	247
Net change	(108)	261	(3)	150
Balance, December 31, 2015	$(101)	$—	$2	$(99)

E*TRADE 2017 10-K | Page 147

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents other comprehensive income (loss) activity and the related tax effect for the years ended December 31, 2017, 2016 and 2015 (dollars in millions):

	Year Ended December 31,
	2017			2016			2015
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
Other comprehensive income (loss)
Available-for-sale securities:
Unrealized gains (losses), net	$213	$(76)	$137	$(10)	$5	$(5)	$(136)	$52	$(84)
Reclassification into earnings, net	(39)	15	(24)	(53)	20	(33)	(39)	15	(24)
Net change from available-for-sale securities	174	(61)	113	(63)	25	(38)	(175)	67	(108)
Cash flow hedging instruments:
Unrealized losses, net	—	—	—	—	—	—	(17)	7	(10)
Reclassification into earnings, net	—	—	—	—	—	—	439	(168)	271
Net change from cash flow hedging instruments	—	—	—	—	—	—	422	(161)	261
Foreign currency translation:
Foreign currency translation losses, net	—	—	—	—	—	—	(3)	—	(3)
Reclassification into earnings, net	(2)	—	(2)	—	—	—	—	—	—
Net change from foreign currency translation	(2)	—	(2)	—	—	—	(3)	—	(3)
Other comprehensive income (loss)	$172	$(61)	$111	$(63)	$25	$(38)	$244	$(94)	$150

E*TRADE 2017 10-K | Page 148

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the consolidated statement of income line items impacted by reclassifications out of accumulated other comprehensive loss for the years ended December 31, 2017, 2016 and 2015 (dollars in millions):

Accumulated Other Comprehensive Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Loss			Affected Line Items in the Consolidated Statement of Income
	Year Ended December 31,
	2017	2016	2015
Available-for-sale securities:	$39	$53	$39	Gains (losses) on securities and other, net
	(15)	(20)	(15)	Income tax expense
	$24	$33	$24	Reclassification into earnings, net

Cash flow hedging instruments:	$—	$—	$(370)	Gains (losses) on securities and other, net
	—	—	(69)	Interest expense
	—	—	(439)	Reclassification into earnings, before tax
	—	—	168	Income tax benefit
	—	—	(271)	Reclassification into earnings, net

Foreign currency translation:	$2	$—	$—	Other non-interest expenses
	$2	$—	$—	Reclassification into earnings, net
For additional information on the $370 million reclassification during the year ended December 31, 2015, see Note 8—Derivative Instruments and Hedging Activities.

E*TRADE 2017 10-K | Page 149

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17—EARNINGS PER SHARE
The following table presents a reconciliation of basic and diluted earnings per common share (in millions, except share data and per share amounts):

	Year Ended December 31,
	2017	2016	2015

Net income	$614	$552	$268
Preferred stock dividends	25	—	—
Net income available to common shareholders	$589	$552	$268

Share data (in thousands):
Basic weighted-average shares outstanding	273,190	277,789	290,762
Effect of weighted-average dilutive securities:
Restricted stock and options	1,076	872	1,429
Convertible debentures	86	387	2,820
Diluted weighted-average shares outstanding(1)	274,352	279,048	295,011

Basic earnings per common share	$2.16	$1.99	$0.92
Diluted earnings per common share(1)	$2.15	$1.98	$0.91

(1)
The amount of certain restricted stock and options excluded from the calculations of diluted earnings per share (due to the anti-dilutive effect) was not material for the years ended December 31, 2017, 2016 and 2015.

NOTE 18—REGULATORY REQUIREMENTS
Broker-Dealer and FCM Capital Requirements
The Company's US broker-dealer, E*TRADE Securities, is subject to the Uniform Net Capital Rule under the Securities Exchange Act of 1934 administered by the SEC and FINRA, which requires the maintenance of minimum net capital. The minimum net capital requirements can be met under either the Aggregate Indebtedness method or the Alternative method. Under the Aggregate Indebtedness method, a broker-dealer is required to maintain minimum net capital of the greater of 6 2/3% of its aggregate indebtedness, as defined, or a minimum dollar amount. E*TRADE Securities has elected the Alternative method, under which it is required to maintain net capital equal to the greater of $250,000 or 2% of aggregate debit balances arising from customer transactions. The Company’s international broker-dealer subsidiary is subject to capital requirements determined by its respective regulator.
The Company's FCM, E*TRADE Futures, is subject to CFTC net capital requirements, including the maintenance of adjusted net capital equal to or in excess of the greater of (1) $1,000,000, (2) the FCM's risk-based capital requirement, computed as 8% of the total risk margin requirements for all positions carried in customer and non-customer accounts, or (3) the amount of adjusted net capital required by the NFA.

E*TRADE 2017 10-K | Page 150

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2017 and 2016, all of the Company’s broker-dealer and FCM subsidiaries met minimum net capital requirements. The table below summarizes the minimum capital requirements and excess capital for the Company’s broker-dealer and FCM subsidiaries at December 31, 2017 and 2016 (dollars in millions):

	Required Net Capital	Net Capital	Excess Net Capital
December 31, 2017:
E*TRADE Securities(1)	$211	$1,213	$1,002
E*TRADE Futures(1)	4	19	15
International broker-dealer	—	19	19
Total	$215	$1,251	$1,036
December 31, 2016:
E*TRADE Securities	$158	$969	$811
OptionsHouse(2)	1	22	21
International broker-dealer	—	21	21
Total	$159	$1,012	$853

(1)
E*TRADE Securities paid dividends of $345 million to the parent company during the year ended December 31, 2017 and $125 million in February 2018. In August 2017, all brokerage accounts and brokerage customer-related assets and obligations of OptionsHouse were transferred in connection with the integration. Upon completion of this transaction, OptionsHouse was renamed E*TRADE Futures and E*TRADE Securities' futures accounts and futures customer-related assets and obligations were transferred to E*TRADE Futures.

(2)	Elected to use the Aggregate Indebtedness method to compute net capital; however, as OptionsHouse was an FCM, the prescribed fixed-dollar minimum capital requirement was $1 million.
Bank Capital Requirements
E*TRADE Financial and its bank subsidiaries, E*TRADE Bank and E*TRADE Savings Bank, are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can trigger certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial condition and results of operations of these entities. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, these entities must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. In addition, the Company's bank subsidiaries may not pay dividends to the parent company without the non-objection, or in certain cases the approval, of their regulators, and any loans by the bank subsidiaries to the parent company and its other non-bank subsidiaries are subject to various quantitative, arm’s length, collateralization and other requirements. The capital amounts and classifications of these entities are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

E*TRADE 2017 10-K | Page 151

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Quantitative measures established by regulation to ensure capital adequacy require these entities to meet minimum Tier 1 leverage, common equity Tier 1 capital, Tier 1 risk-based capital and total risk-based capital ratios. Events beyond management's control, such as deterioration in credit markets, could adversely affect future earnings and their ability to meet future capital requirements. E*TRADE Financial, E*TRADE Bank and E*TRADE Savings Bank were categorized as "well capitalized" under the regulatory framework for prompt corrective action for the periods presented in the table below (dollars in millions):

	December 31, 2017					December 31, 2016
	Actual		Well Capitalized Minimum Capital		Excess Capital	Actual		Well Capitalized Minimum Capital		Excess Capital
	Amount	Ratio	Amount	Ratio	Amount	Amount	Ratio	Amount	Ratio	Amount
E*TRADE Financial(1)
Tier 1 leverage	$4,386	7.4%	$2,976	5.0%	$1,410	$3,610	7.8%	$2,316	5.0%	$1,294
Common equity Tier 1 capital	$3,773	33.9%	$722	6.5%	$3,051	$3,483	37.0%	$612	6.5%	$2,871
Tier 1 risk-based capital	$4,386	39.5%	$889	8.0%	$3,497	$3,610	38.3%	$754	8.0%	$2,856
Total risk-based capital	$4,874	43.8%	$1,111	10.0%	$3,763	$4,148	44.0%	$942	10.0%	$3,206
E*TRADE Bank(1)
Tier 1 leverage	$3,620	7.6%	$2,394	5.0%	$1,226	$3,132	8.8%	$1,786	5.0%	$1,346
Common equity Tier 1 capital	$3,620	35.7%	$660	6.5%	$2,960	$3,132	38.3%	$532	6.5%	$2,600
Tier 1 risk-based capital	$3,620	35.7%	$812	8.0%	$2,808	$3,132	38.3%	$655	8.0%	$2,477
Total risk-based capital	$3,694	36.4%	$1,015	10.0%	$2,679	$3,237	39.5%	$819	10.0%	$2,418
E*TRADE Savings Bank(1)
Tier 1 leverage	$904	26.6%	$170	5.0%	$734	$226	12.0%	$94	5.0%	$132
Common equity Tier 1 capital	$904	111.1%	$53	6.5%	$851	$226	69.6%	$21	6.5%	$205
Tier 1 risk-based capital	$904	111.1%	$65	8.0%	$839	$226	69.6%	$26	8.0%	$200
Total risk-based capital	$905	111.2%	$81	10.0%	$824	$227	69.8%	$32	10.0%	$195

(1)
Basel III includes a capital conservation buffer that limits a banking organization’s ability to make capital distributions and discretionary bonus payments to executive officers if a banking organization fails to maintain a Common Equity Tier 1 capital conservation buffer of more than 2.5%, on a fully phased-in basis, of total risk-weighted assets above each of the following minimum risk-based capital ratio requirements: Common Equity Tier 1 capital (4.5%), Tier 1 (6.0%), and total risk-based capital (8.0%). This requirement was effective beginning on January 1, 2016, and will be fully phased-in by 2019. See Business—Regulation for additional information.

E*TRADE 2017 10-K | Page 152

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19—LEASE ARRANGEMENTS
The Company has non-cancelable operating leases for facilities through 2029. Future minimum lease payments and sublease proceeds under these leases with initial or remaining terms in excess of one year, including leases associated with restructuring activities, are as follows (dollars in millions):

Operating Lease Commitments(1)
Years ending December 31,
2018	$27
2019	29
2020	23
2021	21
2022	12
Thereafter	45
Total future minimum lease payments	$157
Sublease proceeds	(2)
Net lease commitments	$155
(1) Excludes minimum lease payments and sublease proceeds on the Alpharetta, Georgia lease, which is accounted for as a financing.
Certain leases contain provisions for renewal options and rent escalations based on increases in certain costs incurred by the lessor. Rent expense, net of sublease income, was $26 million, $24 million and $22 million for the years ended December 31, 2017, 2016 and 2015, respectively. Rent expense, which is recorded in the occupancy and equipment line item in the consolidated statement of income, excludes costs related to leases associated with restructuring activities, which are recorded in the restructuring and acquisition-related activities line item in the consolidated statement of income.

NOTE 20—COMMITMENTS, CONTINGENCIES AND OTHER REGULATORY MATTERS
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

E*TRADE 2017 10-K | Page 153

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
On May 16, 2011, Droplets Inc., the holder of two patents pertaining to user interface servers, filed a complaint in the US District Court for the Eastern District of Texas against E*TRADE Financial Corporation, E*TRADE Securities, E*TRADE Bank and multiple other unaffiliated financial services firms. The plaintiff contends that the defendants engaged in patent infringement under federal law and seeks unspecified damages and an injunction against future infringements, plus royalties, costs, interest and attorneys’ fees. On March 28, 2012, a change of venue was granted and the case was transferred to the United States District Court for the Southern District of New York. The Company's motion for summary judgment on the grounds of non-infringement was granted by the US District Court in a Decision and Order dated March 9, 2015. All remaining claims are stayed pending resolution of issues on Droplet's remaining patents under review by the Patent Trial and Appeal Board (PTAB). After a hearing, the PTAB deemed Droplets’ putative '115 patent to be “unpatentable” on June 23, 2016. In a separate proceeding, the PTAB has also separately deemed Droplets’ putative '838 patent to be “unpatentable.” Droplets has appealed to the Circuit Court of Appeals for the District of Columbia. The briefing was completed on July 24, 2017, and an oral argument was heard on February 6, 2018. The Company will continue to defend itself vigorously in this matter.
On April 30, 2013, a putative class action was filed by John Scranton, on behalf of himself and a class of persons similarly situated, against E*TRADE Financial Corporation and E*TRADE Securities in the Superior Court of California, County of Santa Clara, pursuant to the California procedures for a private Attorney General action. The complaint alleged that the Company misrepresented through its website that it would always automatically exercise options that were in-the-money by $0.01 or more on expiration date. The plaintiffs allege violations of the California Unfair Competition Law, the California Consumer Remedies Act, fraud, misrepresentation, negligent misrepresentation and breach of fiduciary duty and plaintiffs seek unspecified damages. Final judgment was entered in the Company's favor on April 8, 2015, and on December 4, 2017 the Court of Appeals upheld the dismissal. The matter is now closed.
On March 26, 2015, a putative class action was filed in the US District Court for the Northern District of California by Ty Rayner, on behalf of himself and all others similarly situated, naming E*TRADE Financial Corporation and E*TRADE Securities as defendants. The complaint alleges that E*TRADE breached a fiduciary duty and unjustly enriched itself in connection with the routing of its customers’ orders to various market-makers and exchanges. The plaintiff seeks unspecified damages, declaratory relief, restitution, disgorgement of payments received by the Company, and attorneys’ fees. On April 2, 2017, the District Court dismissed the complaint in Rayner. The plaintiffs in Rayner appealed and the oral argument was heard by the Second Court of Appeals on December 7, 2017. The Company will continue to defend itself vigorously in these matters.
On July 23, 2016, a putative class action was filed in the US District Court for the Southern District of New York by Craig L. Schwab, on behalf of himself and others similarly situated, naming E*TRADE Financial Corporation, E*TRADE Securities, and former Company executives as defendants. The complaint alleges that E*TRADE violated federal securities laws in connection with the routing of its customers’ orders to various market-makers and exchanges. The plaintiff seeks unspecified damages, declaratory relief, restitution, disgorgement of payments received by the Company, and attorneys’ fees. By stipulation both matters are now venued in the Southern District of New York. On July 10, the Court dismissed the Schwab claims without prejudice. The plaintiff in Schwab filed a third amended complaint on August 9, 2017, which

E*TRADE 2017 10-K | Page 154

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

E*TRADE moved to dismiss. On January 22, the Court dismissed all claims with prejudice. The Company will continue to defend itself vigorously in these matters.
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
Regulatory Matters
The securities, futures, foreign currency and banking industries are subject to extensive regulation under federal, state and applicable international laws. From time to time, the Company has been threatened with or named as a defendant in lawsuits, arbitrations and administrative claims involving securities, banking and other matters. The Company is also subject to periodic regulatory examinations and inspections. Compliance and trading problems that are reported to regulators, such as the SEC, FINRA, NASDAQ, CFTC, NFA, FDIC, Federal Reserve Bank of Richmond, OCC, or the CFPB by dissatisfied customers or others are investigated by such regulators, and may, if pursued, result in formal claims being filed against the Company by customers or disciplinary action being taken against the Company or its employees by regulators. Any such claims or disciplinary actions that are decided against the Company could have a material impact on the financial results of the Company or any of its subsidiaries.
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
The Company’s equity method, cost method and other investments are generally limited liability investments in partnerships, companies and other similar entities, including tax credit partnerships and

E*TRADE 2017 10-K | Page 155

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

community development entities, which are not required to be consolidated. The Company had $99 million in unfunded commitments with respect to these investments at December 31, 2017.
At December 31, 2017, the Company had approximately $21 million of certificates of deposit scheduled to mature in less than one year.
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
During the 30-year period prior to the redemption of the TRUPs, ETBH guarantees the accrued and unpaid distributions on these securities, as well as the redemption price of the securities and certain costs that may be incurred in liquidating, terminating or dissolving the trusts (all of which would otherwise be payable by the trusts). At December 31, 2017, management estimated that the maximum potential liability under this arrangement, including the current carrying value of the trusts, was equal to approximately $416 million or the total face value of these securities plus accrued interest payable, which may be unpaid at the termination of the trust arrangement.

E*TRADE 2017 10-K | Page 156

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21—CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

CONDENSED STATEMENT OF COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,
	2017	2016	2015
Dividends from subsidiaries(1)	$350	$858	$859
Other revenues	377	328	317
Total net revenue	727	1,186	1,176
Total non-interest expense	611	501	560
Income before income tax expense (benefit) and equity in income (loss) of consolidated subsidiaries	116	685	616
Income tax expense (benefit)	75	456	(287)
Equity in undistributed income (loss) of subsidiaries	573	323	(635)

Net income (2)	614	552	268
Other comprehensive income (loss)	111	(38)	150
Comprehensive income	$725	$514	$418
(1) Includes $423 million and $281 million from E*TRADE Bank for the years ended December 31, 2016 and 2015, respectively.
(2) Net income available to common shareholders was $589 million for the year ended December 31, 2017 and includes the impact of $25 million of preferred stock dividends.
CONDENSED BALANCE SHEET
(In millions)

	December 31,
	2017	2016
ASSETS
Cash and equivalents	$493	$416
Property and equipment, net	157	148
Investment in consolidated subsidiaries(1)	7,268	6,523
Receivable from subsidiaries	59	38
Other assets	202	332
Total assets	$8,179	$7,457
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Corporate debt	$991	$994
Other liabilities	257	191
Total liabilities	1,248	1,185
Total shareholders’ equity	6,931	6,272
Total liabilities and shareholders’ equity	$8,179	$7,457
(1) Includes investment of $3.7 billion and $3.2 billion in E*TRADE Bank as of December 31, 2017 and 2016, respectively.

E*TRADE 2017 10-K | Page 157

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED STATEMENT OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$614	$552	$268
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51	48	44
Equity in undistributed (income) loss from subsidiaries	(573)	(323)	635
Losses on early extinguishment of debt	9	—	5
Other	213	585	(152)
Net cash provided by operating activities	314	862	800
Cash flows from investing activities:
Capital expenditures for property and equipment	(59)	(36)	(33)
Cash contributions to subsidiaries	(61)	(766)	(147)
Other	6	16	—
Net cash used in investing activities	(114)	(786)	(180)
Cash flows from financing activities:
Net proceeds from issuance of senior notes	999	—	460
Payments on senior notes	(1,000)	—	(800)
Issuance of preferred stock	300	400	—
Repurchases of common stock	(362)	(452)	(50)
Preferred stock dividends	(25)	—	—
Other	(35)	(40)	(18)
Net cash used in financing activities	(123)	(92)	(408)
Increase (decrease) in cash and equivalents	77	(16)	212
Cash and equivalents, beginning of period	416	432	220
Cash and equivalents, end of period	$493	$416	$432
Parent Company Guarantees
Guarantees are contingent commitments issued by the parent for the purpose of guaranteeing the financial obligations of a subsidiary to a third party. The financial obligations of the parent and the relevant subsidiary do not change by the existence of a parent guarantee. Rather, upon the occurrence of certain events, the guarantee shifts ultimate payment responsibility of an existing financial obligation from the relevant subsidiary to the parent company. During the year ended December 31, 2017, no claims had been made against the parent for payment under any guarantees and thus, no obligations have been recognized. The parent has not provided any guarantees that are collateralized.

E*TRADE 2017 10-K | Page 158

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22—QUARTERLY DATA (UNAUDITED)
The information presented below reflects all adjustments, which, in the opinion of management, are of a normal and recurring nature necessary to present fairly the results of operations for the quarterly periods presented (dollars in millions, except per share amounts):

	2017				2016
	First	Second	Third	Fourth	First	Second	Third	Fourth
Total net revenue	$553	$577	$599	$637	$472	$474	$486	$509
Net income	$145	$193	$147	$129	$153	$133	$139	$127
Earnings per share:
Basic	$0.48	$0.70	$0.49	$0.48	$0.54	$0.48	$0.51	$0.46
Diluted	$0.48	$0.70	$0.49	$0.48	$0.53	$0.48	$0.51	$0.46
Net income in the second quarter of 2017 included a $99 million pre-tax benefit for loan losses primarily resulting from refined default assumptions based on the sustained outperformance of converted mortgage loans that had been amortizing for 12 months or longer. Net income in the third quarter of 2017 included a $58 million pre-tax loss on early extinguishment of debt related to the refinancing of higher cost corporate debt. Net income in the fourth quarter of 2017 included $58 million of additional tax expense due to a remeasurement of certain deferred tax assets and liabilities as a result of the federal tax reform law enacted on December 22, 2017.
Net income in the first quarter of 2016 included an income tax benefit related to the release of a valuation allowance against certain state deferred tax assets.

NOTE 23—SUBSEQUENT EVENT
Acquisition of brokerage accounts from Capital One
In January 2018, the Company announced an agreement to acquire retail brokerage accounts from Capital One for a purchase price of up to $170 million in cash. The Company intends to fund this transaction with existing corporate cash. The acquisition is expected to close by the third quarter of 2018, subject to customary closing conditions and regulatory approvals.
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

E*TRADE 2017 10-K | Page 159

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

(b)
Management's Report on Internal Controls over Financial Reporting and the attestation report of our independent registered public accounting firm, Deloitte & Touche LLP, are included in Financial Statements and Supplementary Data and are incorporated herein by reference.

(c)
There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2017, identified in connection with management's evaluation required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION
None.

E*TRADE 2017 10-K | Page 160

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference from the Company’s definitive proxy statement for its 2018 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2017 (the Proxy Statement).
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

E*TRADE 2017 10-K | Page 161

PART IV

ITEM 15.    EXHIBITS

(a)	The following documents are filed as part of this report:

1.
Consolidated Financial Statements: The information concerning our consolidated financial statements required by this Item is incorporated by reference herein to Financial Statements and Supplementary Data.

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

3.4
Certificate of Designations of Preferences and Rights of the Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series B of E*TRADE Financial Corporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on December 6, 2017).

3.5	Amended and Restated Bylaws of E*TRADE Financial Corporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on June 20, 2017).

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

E*TRADE 2017 10-K | Page 162

Exhibit Number	Description
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

4.7
Certificate of Designations of Preferences and Rights of the Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series A of E*TRADE Financial Corporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on August 25, 2016).

4.8	Form of Certificate representing the Series A Preferred Stock (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on August 25, 2016).

4.9
Indenture, dated as of August 24, 2017, between E*TRADE Financial Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on August 24, 2017).

4.10
First Supplemental Indenture, dated as of August 24, 2017, between E*TRADE Financial Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on August 24, 2017).

4.11
Second Supplemental Indenture, dated as of August 24, 2017, between E*TRADE Financial Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed on August 24, 2017)

4.12
Certificate of Designations of Preferences and Rights of the Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series B of E*TRADE Financial Corporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on December 6, 2017).

4.13	Form of Certificate representing the Series B Preferred Stock (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on December 6, 2017).

4.14
Deposit Agreement, dated as of December 6, 2017, among the Company, The Bank of New York Mellon and the holders from time to time of the depositary receipts described therein (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed on December 6, 2017).

4.15	Form of Depositary Receipt (included in Exhibit 4.14).

4.16	Form of 2.950% Senior Notes due 2022 (included in Exhibit 4.10)

4.17	Form of 3.800% Senior Notes due 2027 (included in Exhibit 4.11)

10.1	Form of Indemnification Agreement for Directors (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on November 2, 2017).
+10.2	Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-K filed on February 24, 2010).
+10.3	Amended 2005 Equity Incentive Plan of E*TRADE Financial Corporation. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 14, 2010).
+10.4	2015 Omnibus Incentive Plan (incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A filed on March 25, 2015).

E*TRADE 2017 10-K | Page 163

Exhibit Number	Description
+10.5	Form of Executive Restricted Stock Award Agreement for Amended 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 of the Company’s Form 10-K filed on February 24, 2015).
+10.6	Form of Performance Share Unit Award Agreement for Amended 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 of the Company’s Form 10-K filed on February 24, 2015).
+10.7	Form of Performance Share Unit Award Agreement for 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 of the Company’s Form 10-K filed on February 24, 2016).
+10.8	Form of Restricted Stock Agreement for Non-Employee Directors under the 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on May 4, 2016).
+10.9
Form of Deferred Restricted Stock Unit Agreement for Non-Employee Directors under the 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed on May 4, 2016).

+10.10	Form of Employment Agreement between the Company and each of Michael J. Curcio and Michael A. Pizzi (incorporated by reference to Exhibit 10.16 of the Company’s Form 10-K filed on February 22, 2017).
+10.11	Employment Agreement dated September 12, 2016 between the Company and Rodger A. Lawson (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on November 3, 2016).
+10.12	Employment Agreement dated September 12, 2016 between the Company and Karl A. Roessner (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed on November 3, 2016).
+10.13
2017 Addendum, dated February 16, 2017, to the Employment Agreement dated September 12, 2016 between the Company and Karl A. Roessner (incorporated by reference to Exhibit 10.20 of the Company’s Form 10-K filed on February 22, 2017).

*+10.14	2018 Addendum, dated February 9, 2018, to the Employment Agreement dated September 12, 2016 between the Company and Karl A. Roessner.
*12.1	Statement of Ratio of Earnings to Fixed Charges.

*21.1	Subsidiaries of the Registrant.

*23.1	Consent of Independent Registered Public Accounting Firm.

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

E*TRADE 2017 10-K | Page 164

+	Exhibit is a management contract or a compensatory plan or arrangement.

†	Portions of this exhibit were omitted and filed separately with the US Securities and Exchange Commission pursuant to a request for confidential treatment.
ITEM 16.    FORM 10-K SUMMARY
None.

E*TRADE 2017 10-K | Page 165

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: February 21, 2018

E*TRADE Financial Corporation (Registrant)

By	/S/ KARL A. ROESSNER
Karl A. Roessner
Chief Executive Officer
(Principal Executive Officer)

By	/S/ MICHAEL A. PIZZI
Michael A. Pizzi
Chief Financial Officer
(Principal Financial Officer)

By	/S/ BRENT B. SIMONICH
Brent B. Simonich
Corporate Controller
(Principal Accounting Officer)

E*TRADE 2017 10-K | Page 166

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ KARL. A ROESSNER	Director and Chief Executive Officer (Principal Executive Officer)	February 21, 2018
Karl A. Roessner

/S/ MICHAEL A. PIZZI	Chief Financial Officer (Principal Financial Officer)	February 21, 2018
Michael A. Pizzi

/S/ BRENT B. SIMONICH	Corporate Controller (Principal Accounting Officer)	February 21, 2018
Brent B. Simonich

/S/ RODGER A. LAWSON	Executive Chairman of the Board	February 21, 2018
Rodger A. Lawson

/S/ RICHARD J. CARBONE	Director	February 21, 2018
Richard J. Carbone

/S/ JAMES P. HEALY	Director	February 21, 2018
James P. Healy

/S/ KEVIN T. KABAT	Director	February 21, 2018
Kevin T. Kabat

/S/ FREDERICK W. KANNER	Director	February 21, 2018
Frederick W. Kanner

/S/ JAMES LAM	Director	February 21, 2018
James Lam

/S/ SHELLEY B. LEIBOWITZ	Director	February 21, 2018
Shelley B. Leibowitz

/S/ REBECCA SAEGER	Director	February 21, 2018
Rebecca Saeger

/S/ JOSEPH L. SCLAFANI	Director	February 21, 2018
Joseph L. Sclafani

/S/ GARY H. STERN	Director	February 21, 2018
Gary H. Stern

/S/ DONNA L. WEAVER	Director	February 21, 2018
Donna L. Weaver

E*TRADE 2017 10-K | Page 167