Form 10-Q
period 2018-03-31
E TRADE FINANCIAL CORP
filed 2018-05-03
CIK 1015780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
Commission File Number 1-11921

ETRADE Financial Corporation
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
As of April 30, 2018, there were 263,909,776 shares of common stock outstanding.

E*TRADE FINANCIAL CORPORATION
FORM 10-Q QUARTERLY REPORT
For the Quarter Ended March 31, 2018

E*TRADE Q1 2018 10-Q | Page i

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

E*TRADE Q1 2018 10-Q | Page ii

PART I

FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. These statements discuss, among other things:

•
our future plans, objectives, outlook, strategies, expectations and intentions relating to our business and future financial and operating results and the assumptions that underlie these matters and include statements regarding our proposed transaction with Capital One and its benefits and timing,

•	our capital plan initiatives and expected balance sheet size,

•	the payment of dividends from our subsidiaries to our parent company,

•	the management of our legacy mortgage and consumer loan portfolio,

•	our ability to utilize deferred tax assets, the expected implementation and applicability of government regulation and our ability to comply with these regulations,

•	our ability to maintain required regulatory capital ratios,

•	continued repurchases of our common stock, payment of dividends on our preferred stock,

•	our ability to meet upcoming debt obligations,

•	the integration and related restructuring costs of past and any future acquisitions,

•	the expected outcome of existing or new litigation,

•	our ability to execute our business plans and manage risk,

•	the potential decline of fees and service charges,

•	future sources of revenue, expense and liquidity, and

•	any other statement that is not historical in nature.
These statements may be identified by the use of words such as "assume," "expect," "believe," "may," "will," "should," "anticipate," "intend," "plan," "estimate," "continue" and similar expressions.
We caution that actual results could differ materially from those discussed in these forward-looking statements. Important factors that could contribute to our actual results differing materially from any forward-looking statements include, but are not limited to:

•
the closing of the proposed transaction with Capital One Financial Corporation may not occur or may be delayed and that the actual aggregate consideration paid in connection with the proposed transaction is still subject to final determination,

•	changes in business, economic or political condition,

•	performance, volume and volatility in the equity and capital markets,

•	changes in interest rates or interest rate volatility,

•	customer demand for financial products and services,

•	our ability to continue to compete effectively and respond to aggressive price competition within our industry,

•	cyber security threats, potential system disruptions and other security breaches or incidents,

•	our ability to participate in consolidation opportunities in our industry, to complete consolidation transactions and to realize synergies or implement integration plans,

•	our ability to service our corporate debt and, if necessary, to raise additional capital,

•	changes in government regulation or actions by our regulators, including those that may result from the implementation and enforcement of regulatory reform legislation,

•	our ability to move capital to our parent company from our subsidiaries,

E*TRADE Q1 2018 10-Q | Page 1

•	adverse developments in litigation,

•	our ability to manage our balance sheet growth, and

•	the timing, duration and costs associated with our stock repurchase program.
By their nature forward-looking statements are not guarantees of future performance or results and are subject to risks, uncertainties and assumptions that are difficult to predict or quantify. Actual future results may vary materially from expectations expressed or implied in this report or any of our prior communications. Investors should also consider the risks and uncertainties described elsewhere in this report, including under Part II. Item 1A. Risk Factors and Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part I. Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission (SEC), which are incorporated herein by reference. The forward-looking statements contained in this report reflect our expectations only as of the date of this report. Investors should not place undue reliance on forward-looking statements, as we do not undertake to update or revise forward-looking statements, except as required by law.

E*TRADE Q1 2018 10-Q | Page 2

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)
The following discussion should be read in conjunction with the consolidated financial statements and the related notes that appear elsewhere in this document and with the Annual Report on Form 10-K for the year ended December 31, 2017.

OVERVIEW
Company Overview
E*TRADE is a financial services company that provides online brokerage and related products and services primarily to individual retail investors. Our business is organized into three product areas: Trading, Investing and Corporate Services. Additionally, we offer banking and cash management capabilities, including deposit accounts insured by the Federal Deposit Insurance Corporation (FDIC), which are fully integrated into customer brokerage accounts.
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

•
E*TRADE Savings Bank, a subsidiary of E*TRADE Bank, is a federally chartered savings bank that provides FDIC insurance on qualifying amounts of customer deposits, and now also provides custody solutions to Registered Investment Advisers (RIAs) as the acquisition of Trust Company of America (TCA) was completed in April 2018.

•
E*TRADE Financial Corporate Services is a provider of software and services for managing equity compensation plans to our corporate clients. The Corporate Services channel is an important driver of brokerage account and asset growth.

•	E*TRADE Futures LLC (E*TRADE Futures) is a registered non-clearing Futures Commission Merchant (FCM) that provides clearing and settlement services for customer futures transactions.

•	E*TRADE Capital Management, LLC (E*TRADE Capital Management) is a registered investment adviser that provides investment advisory services for our customers.

E*TRADE Q1 2018 10-Q | Page 3

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
We utilize our bank structure to effectively monetize brokerage relationships by investing stable, low-cost deposits primarily in agency mortgage-backed securities. Meanwhile, we continue to manage down the size and risk associated with our legacy mortgage and consumer loan portfolio.

•	Put capital to work for shareholders
As we continue to deliver on our capital plan initiatives, we are focused on generating and effectively deploying excess capital, including through our share repurchase program, for the benefit of our shareholders.
Financial Performance
Our net revenue is generated primarily from net interest income, commissions and fees and service charges. Net interest income is largely impacted by the size of our balance sheet, our balance sheet mix, and average yields on our assets and liabilities. Net interest income is driven primarily from interest earned on investment securities and margin receivables, less interest incurred on interest-bearing liabilities, including deposits, customer payables, corporate debt and other borrowings. Net interest income is also earned on our legacy mortgage and consumer loan portfolio which we expect to continue to run off in future periods. Commissions revenue is generated by customer trades and is largely impacted by trade volume and commission rates. Fees and service charges revenue is mainly impacted by order flow revenue, fees earned on off-balance sheet customer cash and other assets, mutual fund service fees and advisor management fees. Our net revenue is offset by non-interest expenses, the largest of which are compensation and benefits and advertising and market development.

E*TRADE Q1 2018 10-Q | Page 4

Significant Events in the First Quarter of 2018
Announced acquisition of brokerage accounts from Capital One
In January 2018, we announced an agreement to acquire approximately one million retail brokerage accounts with $18 billion in customer assets from Capital One for a cash purchase price of up to $170 million. We intend to fund this transaction with existing cash. The acquisition is expected to close by the third quarter of 2018, subject to customary closing conditions and regulatory approvals.
Completed Trust Company of America acquisition
On April 9, 2018, we completed the acquisition of TCA for a cash purchase price of $275 million. The acquisition is expected to benefit the Company as the RIA portion of our industry is growing and the Company expects to leverage the E*TRADE brand to accelerate growth. The Company also expects this acquisition to help bolster the Company's ability to retain customers in need of specialized customer service engagement. For additional information, see Note 15—Subsequent Event.
Repurchased 2.7 million shares of our common stock
We continued to execute on our share repurchase program, under which the Board of Directors has authorized the repurchase of up to $1 billion of shares of our common stock. During the three months ended March 31, 2018, the Company repurchased 2.7 million shares of common stock at an average price of $52.12 for a total of $140 million. As of March 31, 2018, we have repurchased 11.2 million shares of common stock at an average price of $44.91 for a total of $502 million since we began repurchasing shares under this authorization in the third quarter of 2017. As of March 31, 2018, $498 million remained available for additional repurchases. As of April 30, 2018, we have subsequently repurchased an additional 0.9 million shares of common stock at an average price of $60.01.
Tier 1 leverage ratio threshold reduced for E*TRADE Bank

Beginning January 2018, E*TRADE Bank's Tier 1 leverage ratio threshold was reduced to 7.0% from the previous threshold of 7.5%.

E*TRADE Q1 2018 10-Q | Page 5

Key Performance Metrics
Management monitors a number of customer activity and company metrics to evaluate the Company’s performance. The most significant of these are displayed below along with the percentage variance for the three months ended March 31, 2018 from the same period in 2017.
Customer Activity Metrics:

E*TRADE Q1 2018 10-Q | Page 6

E*TRADE Q1 2018 10-Q | Page 7

Daily Average Revenue Trades (DARTs) is the predominant driver of commissions revenue from our customers. DARTs were 309,469 and 207,221 for the three months ended March 31, 2018 and 2017, respectively.
Derivative DARTs, a key driver of commissions revenue, is the daily average number of options and futures trades, and Derivative DARTs percentage is the mix of options and futures as a component of total DARTs. Derivative DARTs were 97,658 and 59,078 for the three months ended March 31, 2018 and 2017, respectively, and Derivative DARTs represented 32% and 29%, respectively, of total DARTs.
Average commission per trade is an indicator of changes in our customer mix, product mix and/or product pricing. Average commission per trade was $7.27 and $9.87 for the three months ended March 31, 2018 and 2017, respectively. Average commission per trade for the three months ended March 31, 2018 was impacted by our reduced commission rates for equity and options trades effective March 13, 2017, which were as follows:

•	Stock, options and ETF trade commissions reduced to $6.95 from $9.99

•	For active traders, commissions reduced to $4.95 from $7.99 and options charges reduced to $0.50 per contract from $0.75; trades required for active trader tier reduced to 30 per quarter from 150
End of period brokerage accounts and net new brokerage accounts are indicators of our ability to attract and retain brokerage customers. End of period brokerage accounts were 3.7 million and 3.5 million at March 31, 2018 and 2017, respectively. Net new brokerage accounts were 59,685 and 58,215 for the three months ended March 31, 2018 and 2017, respectively. During the three months ended March 31, 2018 and 2017, our annualized net new brokerage account growth rate was 6.6% and 6.7%, respectively.
Customer margin balances represents credit extended to customers to finance their purchases of securities by borrowing against securities they own and is a key driver of net interest income. Customer margin balances were $10.5 billion and $7.3 billion at March 31, 2018 and 2017, respectively.
Customer assets is an indicator of the value of our relationship with the customer. An increase generally indicates that the use of our products and services by existing and new customers is expanding. Changes in this metric are also driven by changes in the valuations of our customers' underlying securities. Customer assets were $392.8 billion and $335.7 billion at March 31, 2018 and 2017, respectively.
Brokerage related cash is an indicator of the level of engagement with our brokerage customers and is a key driver of net interest income as well as fees and service charges revenue, which includes fees earned on customer cash held by third parties. Brokerage related cash was $51.9 billion and $53.5 billion at March 31, 2018 and 2017, respectively.

E*TRADE Q1 2018 10-Q | Page 8

Net new brokerage assets is total inflows to new and existing brokerage accounts less total outflows from closed and existing brokerage accounts. The net new brokerage assets metric is a general indicator of the use of our products and services by new and existing brokerage customers. Net new brokerage assets were $5.3 billion and $4.2 billion for the three months ended March 31, 2018 and 2017, respectively. During the three months ended March 31, 2018 and 2017, our annualized net new brokerage asset growth rate was 6.3% and 6.1%, respectively.
Managed products represents customer assets in our Core Portfolio, Blend Portfolio, Dedicated Portfolio and Fixed Income Portfolios. Managed products are a driver of fees and service charges revenue. Managed products were $5.6 billion and $4.3 billion at March 31, 2018 and 2017, respectively.
Company Metrics:

E*TRADE Q1 2018 10-Q | Page 9

Operating margin is the percentage of net revenue that results in income before income taxes and is an indicator of the Company's profitability. Operating margin was 47% and 41% for the three months ended March 31, 2018 and 2017, respectively.
Adjusted operating margin is a non-GAAP measure that provides useful information about our ongoing operating performance by excluding the provision (benefit) for loan losses and losses on early extinguishment of debt, which are not viewed as key factors governing our investment in the business and are excluded by management when evaluating operating margin performance. Adjusted operating margin was 44% and 38% for the three months ended March 31, 2018 and 2017, respectively. See MD&A—Earnings Overview for a reconciliation of adjusted operating margin to operating margin.
Corporate cash, a non-GAAP measure, is a component of cash and equivalents and represents the primary source of capital above and beyond the capital deployed in our regulated subsidiaries. Cash and equivalents was $498 million and $998 million at March 31, 2018 and 2017, respectively, while corporate cash was $439 million and $417 million for the same periods. See MD&A—Liquidity and Capital Resources for a reconciliation of corporate cash to cash and equivalents.
Tier 1 leverage ratio is an indicator of capital adequacy for E*TRADE Financial and E*TRADE Bank. Tier 1 leverage ratio is Tier 1 capital divided by adjusted average assets for leverage capital purposes. E*TRADE Financial's Tier 1 leverage ratio was 7.3% and 7.2% at March 31, 2018 and 2017, respectively. E*TRADE Bank's Tier 1 leverage ratio was 7.6% and 8.1% at March 31, 2018 and 2017, respectively. See MD&A—Liquidity and Capital Resources for additional information, including the calculation of regulatory capital ratios.

E*TRADE Q1 2018 10-Q | Page 10

Interest-earning assets, along with net interest margin, is an indicator of our ability to generate net interest income. Average interest-earning assets were $59.8 billion and $48.7 billion for the three months ended March 31, 2018 and 2017, respectively.
Net interest margin is a measure of the net yield on our average interest-earning assets. Net interest margin is calculated for a given period by dividing the annualized sum of net interest income by average interest-earning assets. Net interest margin was 2.97% and 2.63% for the three months ended March 31, 2018 and 2017, respectively.
Total employees were 3,768 and 3,629 at March 31, 2018 and 2017, respectively.
Regulatory Developments
In April 2016, the US Department of Labor (DOL) published its final Conflicts of Interest Rule- Retirement Investment Advice regulations under the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code of 1986 (Fiduciary Rule). Certain aspects of the Fiduciary Rule became applicable in June 2017. The Fiduciary Rule generally subjects particular persons, such as broker-dealers and other financial advisers providing investment advice to individual retirement accounts and other qualified retirement plans and accounts, to fiduciary duties and additional regulatory restrictions for a wider range of customer interactions. The DOL extended the transition period for the remaining aspects of the Fiduciary Rule, currently scheduled to take effect on July 1, 2019. On March 5, 2018, the Fifth Circuit Court of Appeals vacated the Fiduciary Rule in its entirety. If the decision is not reviewed or appealed, the Fiduciary Rule will be nullified as if it had not been adopted.

E*TRADE Q1 2018 10-Q | Page 11

EARNINGS OVERVIEW
We generated net income of $247 million on total net revenue of $708 million for the three months ended March 31, 2018. The following chart presents a reconciliation of net income for the three months ended March 31, 2017 to net income for the three months ended March 31, 2018 (dollars in millions):

(1)
Includes clearing and servicing, professional services, occupancy and equipment, depreciation and amortization, FDIC insurance premiums, amortization of other intangibles, restructuring and acquisition-related activities and other non-interest expenses.

E*TRADE Q1 2018 10-Q | Page 12

The following table presents significant components of the consolidated statement of income (dollars in millions except per share amounts):

	Three Months Ended March 31,		Variance
			2018 vs. 2017
	2018	2017	Amount	%
Net interest income	$445	$319	$126	39%
Total non-interest income	263	234	29	12%
Total net revenue	708	553	155	28%
Provision (benefit) for loan losses	(21)	(14)	(7)	50%
Total non-interest expense	395	342	53	15%
Income before income tax expense	334	225	109	48%
Income tax expense	87	80	7	9%
Net income	$247	$145	$102	70%
Preferred stock dividends	12	13	(1)	(8)%
Net income available to common shareholders	$235	$132	$103	78%
Diluted earnings per common share	$0.88	$0.48	$0.40	83%
Net income increased 70% to $247 million for the three months ended March 31, 2018 compared to the same period in 2017. Net income available to common shareholders was $235 million for the three months ended March 31, 2018, which reflects $12 million in preferred stock dividends, compared to $132 million, which reflects $13 million in preferred stock dividends, during the same period in 2017. The increase in net income was primarily driven by higher interest income due to a larger average balance sheet and an improvement in net interest margin, as well as higher fees and service charges. A lower effective tax rate resulting from federal tax reform also added to the increase. The increase in net income was partially offset by higher non-interest expense primarily due to increased compensation and benefits and advertising and market development expenses.
Net Revenue
The following table presents the significant components of net revenue (dollars in millions):

	Three Months Ended March 31,		Variance
			2018 vs. 2017
	2018	2017	Amount	%
Net interest income	$445	$319	$126	39%
Commissions	137	127	10	8%
Fees and service charges	105	86	19	22%
Gains on securities and other, net	10	10	—	—%
Other revenue	11	11	—	—%
Total non-interest income	263	234	29	12%
Total net revenue	$708	$553	$155	28%
Net Interest Income
Net interest income increased 39% to $445 million for the three months ended March 31, 2018, compared to the same period in 2017. Net interest income is earned primarily through investment securities, margin receivables and our legacy mortgage and consumer loan portfolio, offset by funding costs. Our investment grade debt refinancing in the third quarter of 2017 reduced our funding costs and improved our ability to generate net interest income.

E*TRADE Q1 2018 10-Q | Page 13

The following table presents average balance sheet data and interest income and expense data, as well as the related net interest margin, yields and rates (dollars in millions):

	Three Months Ended March 31,
	2018			2017
	Average Balance	Interest Inc./Exp.	Average Yield/ Cost	Average Balance	Interest Inc./Exp.	Average Yield/ Cost
Cash and equivalents	$803	$3	1.42%	$1,345	$2	0.64%
Cash required to be segregated under federal or other regulations	795	3	1.62%	1,684	3	0.71%
Investment securities(1)	45,194	290	2.57%	34,117	205	2.41%
Margin receivables	9,466	103	4.41%	6,781	66	3.93%
Loans(2)	2,629	33	5.07%	3,608	43	4.77%
Broker-related receivables and other	950	4	1.55%	1,119	—	0.12%
Subtotal interest-earning assets	59,837	436	2.92%	48,654	319	2.63%
Other interest revenue(3)	—	32		—	22
Total interest-earning assets	59,837	468	3.14%	48,654	341	2.81%
Total non-interest-earning assets	4,787			5,252
Total assets	$64,624			$53,906

Deposits	$43,178	$2	0.02%	$34,869	$1	0.01%
Customer payables	9,556	1	0.06%	8,686	1	0.06%
Broker-related payables and other	1,566	1	0.20%	1,160	—	0.00%
Other borrowings	932	7	3.12%	492	5	3.85%
Corporate debt	991	9	3.62%	994	14	5.39%
Subtotal interest-bearing liabilities	56,223	20	0.14%	46,201	21	0.18%
Other interest expense(4)	—	3		—	1
Total interest-bearing liabilities	56,223	23	0.17%	46,201	22	0.19%
Total non-interest-bearing liabilities	1,329			1,402
Total liabilities	57,552			47,603
Total shareholders' equity	7,072			6,303
Total liabilities and shareholders' equity	$64,624			$53,906
Excess interest earning assets over interest bearing liabilities/net interest income/net interest margin	$3,614	$445	2.97%	$2,453	$319	2.63%

(1)
For the three months ended March 31, 2018, includes a $3 million net loss related to fair value hedging adjustments, previously referred to as hedge ineffectiveness. Hedge ineffectiveness for the prior periods continues to be reflected within the gains on securities and other, net line item. See Note 7- Derivative Instruments and Hedging Activities for additional information.

(2)
Nonaccrual loans are included in the average loan balances. Interest payments received on nonaccrual loans are recognized on a cash basis in interest income until it is doubtful that full payment will be collected, at which point payments are applied to principal.

(3)	Represents interest income on securities loaned.

(4)	Represents interest expense on securities borrowed.
Average interest-earning assets increased 23% to $59.8 billion for the three months ended March 31, 2018 compared to the same period in 2017. The fluctuation in interest-earning assets is generally driven by changes in interest-bearing liabilities, primarily deposits and customer payables. Average interest-bearing liabilities increased 22% to $56.2 billion for the three months ended March 31, 2018 compared to the same period in 2017. The increase was primarily due to higher deposits as a result of transferring customer cash held by third parties to our balance sheet.
Net interest margin increased 34 basis points to 2.97% for the three months ended March 31, 2018 compared to the same period in 2017. Net interest margin is driven by the mix of asset and liability average balances and the interest rates earned or paid on those balances. The increase during the three months ended March 31, 2018 compared to 2017 is due to higher interest rates earned on increased margin receivables and investment securities balances, increased securities lending activities and lower corporate

E*TRADE Q1 2018 10-Q | Page 14

debt service cost, partially offset by the continued run-off of our higher yielding legacy mortgage and consumer loan portfolio.
Commissions
Commissions revenue increased 8% to $137 million for the three months ended March 31, 2018 compared to the same period in 2017. The main factors that affect commissions revenue are DARTs, average commission per trade and the number of trading days.
DARTs volume increased 49% to 309,469 for the three months ended March 31, 2018, compared to the same period in 2017, mainly driven by continued improved market sentiment along with the higher volatility of the equity markets. Derivative DARTs volume increased 65% to 97,658 for the three months ended March 31, 2018 compared to the same period in 2017. Derivative DARTs represented 32% and 29% of trading volume for the three months ended March 31, 2018 and 2017, respectively.
Average commission per trade decreased 26% to $7.27 for the three months ended March 31, 2018 compared to the same period in 2017. Average commission per trade is impacted by customer mix and differing commission rates on various trade types (e.g. equities, derivatives, stock plan and mutual funds). Average commission per trade for the three months ended March 31, 2018 was impacted by reduced commission rates implemented in March 2017 as well as increased trading activity from certain customers, qualifying them for lower active trader commission pricing.
Fees and Service Charges
The following table presents the significant components of fees and service charges (dollars in millions):

	Three Months Ended March 31,		Variance
			2018 vs. 2017
	2018	2017	Amount	%
Order flow revenue	$47	$31	$16	52%
Money market funds and sweep deposits revenue(1)	17	22	(5)	(23)%
Mutual fund service fees	11	9	2	22%
Advisor management fees	11	8	3	38%
Foreign exchange revenue	8	8	—	—%
Reorganization fees	3	3	—	—%
Other fees and service charges	8	5	3	60%
Total fees and service charges	$105	$86	$19	22%

(1)
Includes revenue earned on average customer cash held by third parties based on the federal funds rate or LIBOR plus a negotiated spread or other contractual arrangements with the third party institutions.

Fees and service charges increased 22% to $105 million for the three months ended March 31, 2018 compared to the same period in 2017 primarily driven by increased order flow revenue due to higher trade volume and improved rates. This increase was partially offset by decreased money market funds and sweep deposits revenue driven by lower customer cash balances held by third parties due to transferring cash onto our balance sheet. The impact of the lower balances was partially offset by a higher gross yield of 135 basis points for the three months ended March 31, 2018 as compared to approximately 60 basis points in 2017.

E*TRADE Q1 2018 10-Q | Page 15

Gains on Securities and Other, Net
The following table presents the significant components of gains on securities and other, net (dollars in millions):

	Three Months Ended March 31,		Variance
			2018 vs. 2017
	2018	2017	Amount	%
Gains on available-for-sale securities	$11	$8	$3	38%
Equity method investment income (loss) and other(1)	(1)	2	(3)	(150)%
Gains on securities and other, net	$10	$10	$—	—%

(1)
Includes a loss of $1 million on hedge ineffectiveness for the three months ended March 31, 2017. Beginning January 1, 2018, fair value hedging adjustments are recognized within net interest income. See Note 1—Organization, basis of presentation and summary of significant accounting policies for additional information.

Provision (Benefit) for Loan Losses
We recognized a benefit for loan losses of $21 million and $14 million for the three months ended March 31, 2018 and 2017, respectively. The timing and magnitude of the provision (benefit) for loan losses is affected by many factors that could result in variability. These benefits reflected better than expected performance of our portfolio as well as recoveries in excess of prior expectations, including recoveries of previous charge-offs that were not included in our loss estimates. For additional information on management's estimate of the allowance for loan losses, see Note 6—Loans Receivable, Net.
Non-Interest Expense
The following table presents the significant components of non-interest expense (dollars in millions):

	Three Months Ended March 31,		Variance
			2018 vs. 2017
	2018	2017	Amount	%
Compensation and benefits	$152	$136	$16	12%
Advertising and market development	60	43	17	40%
Clearing and servicing	36	32	4	13%
Professional services	22	22	—	—%
Occupancy and equipment	30	27	3	11%
Communications	31	25	6	24%
Depreciation and amortization	22	20	2	10%
FDIC insurance premiums	9	8	1	13%
Amortization of other intangibles	10	9	1	11%
Restructuring and acquisition-related activities	—	4	(4)	(100)%
Other non-interest expenses	23	16	7	44%
Total non-interest expense	$395	$342	$53	15%
Compensation and Benefits
Compensation and benefits expense increased 12% to $152 million for the three months ended March 31, 2018 compared to the same period in 2017. The expense increase was primarily driven by a 4% increase in headcount to support the growth in our business along with higher payroll taxes and incentive compensation related to strong company performance.

E*TRADE Q1 2018 10-Q | Page 16

Advertising and Market Development
Advertising and market development expense increased 40% to $60 million for the three months ended March 31, 2018 compared to the same period in 2017. This planned increase was primarily due to higher media and brand production spend resulting from our increased focus on accelerating the growth of our business by increasing engagement across new and existing customers.
Communications
Communications expense increased 24% to $31 million for the three months ended March 31, 2018 compared to the same period in 2017. The increase was driven primarily by increased market data fees resulting from higher trading activity and the impact of higher rates for professional users.
Other Non-Interest Expenses
Other non-interest expenses increased 44% to $23 million for the three months ended March 31, 2018 compared to the same period in 2017. The increase was primarily driven by $5 million in losses related to margin lending activity and futures transactions due to high market volatility experienced in early February 2018.
Operating Margin
Operating margin was 47% for the three months ended March 31, 2018, compared to 41% for the same period in 2017. Adjusted operating margin, a non-GAAP measure, was 44% for the three months ended March 31, 2018 compared to 38% for the same period in 2017.
Adjusted operating margin is a non-GAAP measure calculated by dividing adjusted income before income tax expense by total net revenue. Adjusted income before income tax expense excludes provision (benefit) for loan losses. The following table presents a reconciliation of adjusted income before income tax expense and adjusted operating margin, non-GAAP measures, to the most directly comparable GAAP measures (dollars in millions):

	Three Months Ended March 31,
	2018		2017
	Amount	Operating Margin %	Amount	Operating Margin %
Income before income tax expense / operating margin	$334	47%	$225	41%
Provision (benefit) for loan losses	(21)		(14)
Adjusted income before income tax expense / adjusted operating margin	$313	44%	$211	38%
Income Tax Expense
Income tax expense was $87 million and $80 million for the three months ended March 31, 2018 and 2017, respectively. The effective tax rate was 26% and 36% for the same periods. The lower effective rate of 26% for the three months ended March 31, 2018 includes the impact of federal tax reform, which resulted in a lower federal tax rate beginning January 1, 2018.

E*TRADE Q1 2018 10-Q | Page 17

BALANCE SHEET OVERVIEW
The following table presents the significant components of the consolidated balance sheet (dollars in millions):

			Variance
	March 31,	December 31,	2018 vs. 2017
	2018	2017	Amount	%
Assets:
Cash and equivalents	$498	$931	$(433)	(47)%
Segregated cash	472	872	(400)	(46)%
Investment securities(1)	45,492	44,518	974	2%
Margin receivables	10,515	9,071	1,444	16%
Loans receivable, net	2,506	2,654	(148)	(6)%
Receivables from brokers, dealers and clearing organizations	735	1,178	(443)	(38)%
Goodwill and other intangibles, net	2,645	2,654	(9)	—%
Other(2)	1,324	1,487	(163)	(11)%
Total assets	$64,187	$63,365	$822	1%
Liabilities and shareholders’ equity:
Deposits	$42,902	$42,742	$160	—%
Customer payables	8,947	9,449	(502)	(5)%
Payables to brokers, dealers and clearing organizations	2,892	1,542	1,350	88%
Other borrowings	910	910	—	—%
Corporate debt	992	991	1	—%
Other liabilities	655	800	(145)	(18)%
Total liabilities	57,298	56,434	864	2%
Shareholders’ equity	6,889	6,931	(42)	(1)%
Total liabilities and shareholders’ equity	$64,187	$63,365	$822	1%

(1)	Includes balance sheet line items available-for-sale and held-to-maturity securities.

(2)
Includes balance sheet line items property and equipment, net and other assets. Other assets includes deferred tax assets, net due to a presentation change beginning January 1, 2018. See Note 1—Organization, Basis of Presentation and Summary of Significant Accounting Policies for additional information.

Cash and Equivalents
Cash and equivalents decreased 47% to $498 million during the three months ended March 31, 2018 and includes corporate cash, a non-GAAP measure, of $439 million as of March 31, 2018. Cash and equivalents will fluctuate based on a variety of factors, including, among other drivers, liquidity needs at the parent, customer activity at our regulated subsidiaries, and the timing of investments at E*TRADE Bank. For additional information on our use of cash and equivalents, including corporate cash, see MD&A—Liquidity and Capital Resources and the consolidated statement of cash flows.

E*TRADE Q1 2018 10-Q | Page 18

Segregated Cash
Cash required to be segregated under federal or other regulations decreased 46% to $472 million during the three months ended March 31, 2018. The level of segregated cash is driven largely by customer payables and securities lending balances we hold as liabilities compared with the amount of margin receivables and securities borrowed balances we hold as assets. The excess represents customer cash that we are required by our regulators to segregate for the exclusive benefit of our brokerage customers. At March 31, 2018 and December 31, 2017, $750 million and $800 million, respectively, of reverse repurchase agreements between E*TRADE Securities and E*TRADE Bank, representing investments that were segregated under federal or other regulations by E*TRADE Securities, were eliminated in consolidation.
Investment Securities
The following table presents the significant components of available-for-sale and held-to-maturity securities (dollars in millions):

			Variance
	March 31,	December 31,	2018 vs. 2017
	2018	2017	Amount	%
Available-for-sale securities:
Debt securities:
Agency mortgage-backed securities	$23,418	$19,195	$4,223	22%
Other debt securities	1,417	1,477	(60)	(4)%
Total debt securities	24,835	20,672	4,163	20%
Publicly traded equity securities(1)	—	7	(7)	(100)%
Total available-for-sale securities	$24,835	$20,679	$4,156	20%
Held-to-maturity securities:
Agency mortgage-backed securities	$17,482	$20,502	$(3,020)	(15)%
Other debt securities	3,175	3,337	(162)	(5)%
Total held-to-maturity securities	$20,657	$23,839	$(3,182)	(13)%
Total investment securities	$45,492	$44,518	$974	2%

(1)
Consists of investments in a mutual fund related to the Community Reinvestment Act. At March 31, 2018, these equity securities are included in other assets on the consolidated balance sheet as a result of the adoption of amended accounting guidance related to the classification and measurement of financial instruments. See Note 1—Organization, Basis of Presentation and Summary of Significant Accounting Policies for additional information.

Securities represented 71% and 70% of total assets at March 31, 2018 and December 31, 2017, respectively. We classify debt securities as available-for-sale or held-to-maturity based on our investment strategy and management’s assessment of our intent and ability to hold the debt securities until maturity. The following portfolio transfers occurred during the three months ended March 31, 2018:

•
Securities with a carrying value of $4.7 billion and related unrealized pre-tax gain of $7 million were transferred from held-to-maturity securities to available-for-sale securities during the three months ended March 31, 2018, as part of a one-time transition election for early adopting the new derivatives and hedge accounting guidance.

•
Securities with a fair value of $1.2 billion were transferred from available-for-sale to held-to-maturity during the three months ended March 31, 2018 pursuant to an evaluation of our investment strategy and an assessment by management about our intent and ability to hold those particular securities until maturity.

E*TRADE Q1 2018 10-Q | Page 19

See Note 1—Organization, Basis of Presentation and Summary of Significant Accounting Policies, Note 5—Available-for-Sale and Held-to-Maturity Securities and Note 11—Shareholders' Equity for additional information.
Margin Receivables
Margin receivables increased 16% to $10.5 billion during the three months ended March 31, 2018. We believe recent market appreciation of customer assets provided additional capacity which, coupled with market sentiment, drove the increase in margin receivables.
Loans Receivable, Net
The following table presents the significant components of loans receivable, net (dollars in millions):

			Variance
	March 31,	December 31,	2018 vs. 2017
	2018	2017	Amount	%
One- to four-family	$1,339	$1,432	$(93)	(6)%
Home equity	1,026	1,097	(71)	(6)%
Consumer and other(1)	189	188	1	1%
Total loans receivable	2,554	2,717	(163)	(6)%
Unamortized premiums, net	10	11	(1)	(9)%
Subtotal	2,564	2,728	(164)	(6)%
Less: Allowance for loan losses	58	74	(16)	(22)%
Total loans receivable, net	$2,506	$2,654	$(148)	(6)%

(1)
In 2017 we introduced E*TRADE Line of Credit, a securities-based lending product, where customers can borrow up to 50% of the market value of securities pledged as collateral. The drawn amount and unused credit line amount totaled $29 million and $81 million, respectively, as of March 31, 2018 and $12 million and $35 million, respectively, as of December 31, 2017.

Loans receivable, net decreased 6% to $2.5 billion during the three months ended March 31, 2018. We expect the remaining legacy mortgage and consumer loan portfolio to continue its run-off for the foreseeable future. As our portfolio has seasoned and substantially all interest-only loans have converted to amortizing, we continue to assess underlying performance, the economic environment, and the value of the portfolio in the marketplace. While it is our intention to hold these loans, if the markets improve our strategy could change. For additional information on management's estimate of the allowance for loan losses, see Note 6—Loans Receivable, Net.
Deposits
The following table presents the significant components of deposits (dollars in millions):

			Variance
	March 31,	December 31,	2018 vs. 2017
	2018	2017	Amount	%
Sweep deposits	$37,927	$37,734	$193	1%
Savings deposits	2,797	2,912	(115)	(4)%
Other deposits	2,178	2,096	82	4%
Total deposits	$42,902	$42,742	$160	—%
Deposits represented 75% and 76% of total liabilities at March 31, 2018 and December 31, 2017, respectively. At March 31, 2018, 90% of our customer deposits were covered by FDIC insurance.

E*TRADE Q1 2018 10-Q | Page 20

Brokerage Related Cash
The majority of the deposits balance, specifically sweep deposits, is included in brokerage related cash, which is reported as a customer activity metric. The following table presents the significant components of total brokerage related cash (dollars in millions):

			Variance
	March 31,	December 31,	2018 vs. 2017
	2018	2017	Amount	%
Brokerage customer cash held on balance sheet:
Sweep deposits	$37,927	$37,734	$193	1%
Customer payables	8,947	9,449	(502)	(5)%
Subtotal	46,874	47,183	(309)	(1)%
Customer cash held by third parties:
Sweep deposits	3,444	4,724	(1,280)	(27)%
Money market funds and other	1,561	1,016	545	54%
Subtotal	5,005	5,740	(735)	(13)%
Total brokerage related cash	$51,879	$52,923	$(1,044)	(2)%

We offer an extended insurance sweep deposit account (ESDA) program to our brokerage customers. The ESDA program utilizes our bank subsidiaries, in combination with additional third party program banks, to allow customers the ability to have aggregate deposits they hold in the ESDA program insured up to $1,250,000 for each category of legal ownership. As of March 31, 2018, 99% of sweep deposits were in the ESDA program. Sweep deposits on balance sheet are held at bank subsidiaries and are included in the deposits line item on our consolidated balance sheet.
Customer cash held by third parties is maintained at unaffiliated financial institutions. Customer cash held by third parties is not reflected on our consolidated balance sheet and is not immediately available for liquidity purposes.

E*TRADE Q1 2018 10-Q | Page 21

Receivables from and Payables to Brokers, Dealers and Clearing Organizations
The following table presents the significant components of receivables from and payables to brokers, dealers and clearing organizations (dollars in millions):

			Variance
	March 31,	December 31,	2018 vs. 2017
	2018	2017	Amount	%
Receivables:
Securities borrowed	$193	$740	$(547)	(74)%
Receivables from clearing organizations	491	376	115	31%
Other	51	62	(11)	(18)%
Total	$735	$1,178	$(443)	(38)%

Payables:
Securities loaned	$2,840	$1,373	$1,467	107%
Payables to clearing organizations	9	123	(114)	(93)%
Other	43	46	(3)	(7)%
Total	$2,892	$1,542	$1,350	88%
Securities borrowed decreased 74% to $193 million during the three months ended March 31, 2018. The decrease was driven by a lower demand for securities to cover customer short positions during the period.
Securities loaned increased 107% to $2.8 billion during the three months ended March 31, 2018. The increase was driven by funding requirements at E*TRADE Securities, primarily to support increased margin lending activity. For additional information on E*TRADE Securities liquidity, see MD&A—Liquidity and Capital Resources.

E*TRADE Q1 2018 10-Q | Page 22

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
As a result of the Company's balance sheet growth, we became subject to the modified liquidity coverage ratio (LCR) requirement beginning April 1, 2018. The modified LCR rule requires us to hold at least 70% of our projected net cash outflows over a 30-day period in high-quality liquid assets. The Company believes the LCR is an important measure of liquidity and has been managing against it in preparation for the applicability of these requirements.
Parent Company Liquidity
The parent company's primary source of liquidity is corporate cash. Corporate cash, a non-GAAP measure, is a component of cash and equivalents; see the consolidated statement of cash flows for information on cash and equivalents activity. We define corporate cash as cash held at the parent company and subsidiaries, excluding bank, broker-dealer, and FCM subsidiaries that require regulatory approval or notification prior to the payment of certain dividends to the parent company.
We believe corporate cash is a useful measure of the parent company’s liquidity as it is the primary source of capital above and beyond the capital deployed in our regulated subsidiaries. Corporate cash can fluctuate in any given quarter and is impacted primarily by the following:

•	Dividends from and investments in subsidiaries

•	Non-cumulative preferred stock dividends

•	Share repurchases

•	Debt service costs

•	Acquisitions and other investments

•	Reimbursements from subsidiaries for the use of the parent company's deferred tax assets

•	Parent company overhead less reimbursements through cost sharing arrangements with subsidiaries

E*TRADE Q1 2018 10-Q | Page 23

The following chart provides a roll forward of corporate cash at December 31, 2017 to corporate cash at March 31, 2018 (dollars in millions):
The following table presents a reconciliation of consolidated cash and equivalents to corporate cash, a non-GAAP measure (dollars in millions):

	March 31,	December 31,	March 31,
	2018	2017	2017
Consolidated cash and equivalents	$498	$931	$998
Less: Cash at regulated subsidiaries(1)	(59)	(390)	(581)
Corporate cash	$439	$541	$417

(1)	Reported net of corporate cash on deposit at E*TRADE Bank that is eliminated in consolidation.
Corporate cash decreased $102 million to $439 million during the three months ended March 31, 2018 primarily due to the following:

•	$140 million used for share repurchases

•	$78 million used primarily for parent company overhead less reimbursements from subsidiaries under cost sharing arrangements

•	$125 million received in dividends from E*TRADE Securities
Corporate cash is monitored as part of our liquidity risk management and our current corporate cash target is $250 million. This target covers approximately 18 months of parent company fixed costs, which includes preferred stock dividends, debt service and other overhead costs. The Company maintains $300 million of additional liquidity through an unsecured committed revolving credit facility. The parent has the ability to borrow against the credit facility for working capital and general corporate purposes. At March 31, 2018, there was no outstanding balance under this credit facility. For additional information about our liquidity risk management

E*TRADE Q1 2018 10-Q | Page 24

approach see Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2017.
E*TRADE Bank Liquidity
E*TRADE Bank, including its subsidiary E*TRADE Savings Bank, relies on bank cash and deposits for liquidity needs. Management believes that within deposits, sweep deposits are of particular importance as they are a stable source of liquidity for E*TRADE Bank. We have the ability to generate liquidity in the form of additional deposits by raising the yield on our customer deposit products. Sweep deposits on our balance sheet as of March 31, 2018 increased $0.2 billion compared to December 31, 2017. We utilize our sweep deposit platform to efficiently manage our balance sheet size.
We may utilize wholesale funding sources for short-term liquidity and contingency funding requirements. Our ability to borrow these funds is dependent upon the continued availability of funding in the wholesale borrowings market. In addition, we can borrow from the Federal Reserve Bank of Richmond's discount window to meet short-term liquidity requirements, although it is not viewed as a primary source of funding. At March 31, 2018, E*TRADE Bank had $5.4 billion and $0.7 billion in additional collateralized borrowing capacity with the FHLB and the Federal Reserve Bank of Richmond, respectively.
E*TRADE Securities Liquidity
E*TRADE Securities relies on customer payables, securities lending, and internal and external lines of credit to provide liquidity and to fund margin lending. At March 31, 2018, E*TRADE Securities' external liquidity lines totaled approximately $1.1 billion and included the following:

•	A 364-day, $450 million senior unsecured committed revolving credit facility with a syndicate of banks, with a maturity date in June 2018 and a commitment fee of 0.35% on unused balances

•	Secured committed lines of credit with two unaffiliated banks, aggregating to $175 million, with a maturity date in June 2018 and a commitment fee of 0.15% on unused balances

•	Unsecured uncommitted lines of credit with three unaffiliated banks, aggregating to $125 million, of which $50 million matures in June 2018 and the remaining lines have no maturity date

•	Secured uncommitted lines of credit with several unaffiliated banks, aggregating to $375 million with no maturity date
The revolving credit facility contains certain covenants, including maintenance covenants related to E*TRADE Securities' minimum consolidated tangible net worth and regulatory net capital ratio. There were no outstanding balances for any of these lines at March 31, 2018. E*TRADE Securities also maintains lines of credit with the parent company and E*TRADE Bank.
Capital Resources
The Company seeks to manage capital levels in support of our business strategy of generating and effectively deploying capital for the benefit of our shareholders, governed by the Company's risk management framework. For additional information on our bank and brokerage capital requirements, see Note 13—Regulatory Requirements.

E*TRADE Q1 2018 10-Q | Page 25

Bank Capital Requirements
The Dodd-Frank Act requires all companies, including savings and loan holding companies, that directly or indirectly control an insured depository institution, to serve as a source of strength for the institution. There are bank regulatory capital requirements applicable to the Company and E*TRADE Bank, some of which are still subject to phase-in periods, including certain deductions from and adjustments to regulatory capital. Most of these requirements became fully implemented as of January 1, 2018. For additional information on bank regulatory requirements and phase-in periods, see Overview—Regulatory Developments as well as Part I. Item 1. Business—Regulation in our Annual Report on Form 10-K for the year ended December 31, 2017.
At March 31, 2018, our regulatory capital ratios for E*TRADE Financial were well above the minimum ratios required to be "well capitalized." E*TRADE Financial's current Tier 1 leverage ratio threshold is 6.5%. E*TRADE Financial's capital ratios are as follows:

E*TRADE Q1 2018 10-Q | Page 26

The following table presents the calculation of E*TRADE Financial's capital ratios (dollars in millions):

	March 31, 2018	December 31, 2017	March 31, 2017
E*TRADE Financial shareholders’ equity	$6,889	$6,931	$6,444
Deduct:
Preferred stock	(689)	(689)	(394)
E*TRADE Financial Common Equity Tier 1 capital before regulatory adjustments	$6,200	$6,242	$6,050
Add:
(Gains) losses in other comprehensive income on available-for-sale debt securities, net of tax	176	26	98
Deduct:
Goodwill and other intangible assets, net of deferred tax liabilities	(2,219)	(2,191)	(2,058)
Disallowed deferred tax assets	(353)	(304)	(638)
E*TRADE Financial Common Equity Tier 1 capital	3,804	3,773	3,452
Add:
Preferred stock	689	689	394
Deduct:
Disallowed deferred tax assets	—	(76)	(136)
E*TRADE Financial Tier 1 capital	$4,493	$4,386	$3,710
Add:
Allowable allowance for loan losses	58	74	135
Non-qualifying capital instruments subject to phase-out (trust preferred securities)	414	414	414
E*TRADE Financial total capital	$4,965	$4,874	$4,259

E*TRADE Financial average assets for leverage capital purposes	$64,486	$62,095	$54,032
Deduct:
Goodwill and other intangible assets, net of deferred tax liabilities	(2,219)	(2,191)	(2,058)
Disallowed deferred tax assets	(353)	(380)	(774)
E*TRADE Financial adjusted average assets for leverage capital purposes	$61,914	$59,524	$51,200

E*TRADE Financial total risk-weighted assets(1)	$10,856	$11,115	$10,466

E*TRADE Financial Tier 1 leverage ratio (Tier 1 capital / Adjusted average assets for leverage capital purposes)	7.3%	7.4%	7.2%
E*TRADE Financial Common Equity Tier 1 capital / Total risk-weighted assets(1)	35.0%	33.9%	33.0%
E*TRADE Financial Tier 1 capital / Total risk-weighted assets	41.4%	39.5%	35.4%
E*TRADE Financial total capital / Total risk-weighted assets	45.7%	43.8%	40.7%

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

E*TRADE Q1 2018 10-Q | Page 27

At March 31, 2018, our regulatory capital ratios for E*TRADE Bank were well above the minimum ratios required to be "well capitalized." E*TRADE Bank's current Tier 1 leverage ratio threshold was reduced to 7.0% from 7.5% in January 2018. E*TRADE Bank's capital ratios are as follows:
The following table presents the calculation of E*TRADE Bank's capital ratios (dollars in millions):

	March 31, 2018	December 31, 2017	March 31, 2017
E*TRADE Bank shareholder's equity	$3,721	$3,703	$3,291
Add:
(Gains) losses in other comprehensive income on available-for-sale debt securities, net of tax	176	26	98
Deduct:
Goodwill and other intangible assets, net of deferred tax liabilities	(38)	(38)	(38)
Disallowed deferred tax assets	(66)	(71)	(100)
E*TRADE Bank Common Equity Tier 1 capital / Tier 1 capital	3,793	3,620	3,251
Add:
Allowable allowance for loan losses	58	74	118
E*TRADE Bank total capital	$3,851	$3,694	$3,369

E*TRADE Bank average assets for leverage capital purposes	$50,063	$47,992	$40,501
Deduct:
Goodwill and other intangible assets, net of deferred tax liabilities	(38)	(38)	(38)
Disallowed deferred tax assets	(66)	(71)	(100)
E*TRADE Bank adjusted average assets for leverage capital purposes	$49,959	$47,883	$40,363

E*TRADE Bank total risk-weighted assets(1)	$10,133	$10,147	$9,280

E*TRADE Bank Tier 1 leverage ratio (Tier 1 capital / Adjusted average assets for leverage capital purposes)	7.6%	7.6%	8.1%
E*TRADE Bank Common Equity Tier 1 capital / Total risk-weighted assets	37.4%	35.7%	35.0%
E*TRADE Bank Tier 1 capital / Total risk-weighted assets	37.4%	35.7%	35.0%
E*TRADE Bank total capital / Total risk-weighted assets	38.0%	36.4%	36.3%

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

E*TRADE Q1 2018 10-Q | Page 28

Broker-Dealer and FCM Capital Requirements
Our broker-dealer and FCM subsidiaries are subject to capital requirements determined by their respective regulators. At March 31, 2018, these subsidiaries met their minimum net capital requirements. We continue to assess our ability to distribute excess net capital to the parent while maintaining adequate capital at the broker-dealer and FCM subsidiaries. E*TRADE Securities paid dividends of $125 million to the parent company during the three months ended March 31, 2018. For additional information on our broker-dealer and FCM capital requirements, see Note 13—Regulatory Requirements.
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
We face the following key types of risks: credit, liquidity, market, operational, information security, data, strategic, reputational, legal, as well as regulatory and compliance. We have a Board-approved Enterprise Risk Appetite Statement (RAS) that is provided to all employees. The RAS specifies significant risk exposures and addresses the Company's tolerance of those risks, which are described in further detail within Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2017.
We are also subject to other risks that could affect our business, financial condition, results of operations or cash flows in future periods. For additional information see Part I. Item 1A.— Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2017.

CONCENTRATIONS OF CREDIT RISK
Credit risk is the risk of loss arising from the inability or failure of a borrower or counterparty to meet its credit obligations. Our mortgage loan portfolio represents our most significant credit risk exposure. See Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2017 for additional information on our management of credit risk.
One- to Four-Family Interest-Only Loans
One- to four-family loans include loans with a five to ten year interest-only period, followed by an amortizing period ranging from 20 to 25 years. At March 31, 2018, nearly 100% of these loans were amortizing.

E*TRADE Q1 2018 10-Q | Page 29

Home Equity Loans
The home equity loan portfolio consists of home equity installment loans (HEILs) and home equity lines of credit (HELOCs) and is primarily second lien loans on residential real estate properties that have a higher level of credit risk than first lien mortgage loans. HEILs are primarily fixed rate and fixed term, fully amortizing loans that do not offer the option of an interest-only payment. The majority of HELOCs had an interest-only draw period at origination and converted to amortizing loans at the end of the draw period, which typically ranged from five to ten years. At March 31, 2018, nearly 100% of the HELOC portfolio had converted from the interest-only draw period.
Securities
We focus primarily on security type and credit rating to monitor credit risk in our securities portfolios. We consider securities backed by the US government or its agencies to have low credit risk as the long-term debt rating of the US government is AA+ by S&P and Aaa by Moody’s at March 31, 2018. The amortized cost of these securities accounted for over 99% of our total securities portfolio at March 31, 2018. We review the remaining debt securities that were not backed by the US government or its agencies according to their credit ratings from S&P and Moody’s where available. At March 31, 2018, all municipal bonds in our securities portfolio were rated investment grade (defined as a rating equivalent to a Moody’s rating of "Baa3" or higher, or an S&P rating of “BBB-“ or higher).

SUMMARY OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in conformity with GAAP. Note 1—Organization, Basis of Presentation and Summary of Significant Accounting Policies in Part II. Item 8. Financial Statements and Supplementary Data in the Company's Annual Report on Form 10-K for the year ended December 31, 2017, contains a summary of our significant accounting policies, many of which require the use of estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes for the periods presented. We believe that of our significant accounting policies, the following are critical because they are based on estimates and assumptions that require complex and subjective judgments by management: allowance for loan losses; valuation and impairment of goodwill and acquired intangible assets; and estimates of effective tax rates, deferred taxes and valuation allowance. Changes in these estimates or assumptions could materially impact our financial condition and results of operations, and actual results could differ from our estimates. Our critical accounting policies are more fully described in Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Summary of Critical Accounting Policies and Estimates in our Annual Report on Form 10-K for the year ended December 31, 2017.

E*TRADE Q1 2018 10-Q | Page 30

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The following discussion about market risk includes forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of certain factors, including, but not limited to, those set forth in Part I. Item 1a. Risk Factors in the Annual Report on Form 10-K for the year ended December 31, 2017.
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
Exposure to interest rate risk is dependent upon the distribution and composition of interest-earning assets, interest-bearing liabilities and derivatives. The differing risk characteristics of each product are managed to mitigate our exposure to interest rate fluctuations. At March 31, 2018, 94% of our total assets were interest-earning assets and we had no securities classified as trading.
At March 31, 2018, 68% of total assets were available-for-sale and held-to-maturity mortgage-backed securities and residential real estate loans. The values of these assets are sensitive to changes in interest rates as well as expected prepayment levels. As interest rates increase, fixed-rate residential mortgages and mortgage-backed securities tend to exhibit lower prepayments. The inverse is true in a falling rate environment.
When real estate loans are prepaid, unamortized premiums and/or discounts are recognized immediately in interest income. Depending on the timing of the prepayment, these adjustments to income would impact anticipated yields. The Company reviews estimates of the impact of changing market rates on prepayments. This information is incorporated into our interest rate risk management strategy.
Our liability structure consists of two central sources of funding: deposits and customer payables, both of which re-price at management’s discretion. We may utilize securities lending and wholesale funding sources as needed for short-term liquidity and contingency funding requirements.
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

E*TRADE Q1 2018 10-Q | Page 31

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
The following table presents the sensitivity of EVE and EAR at the consolidated E*TRADE Financial level (dollars in millions):

Instantaneous Parallel Change in Interest Rates (basis points) (1)	Economic Value of Equity				Earnings-at-Risk
	March 31, 2018		December 31, 2017		March 31, 2018		December 31, 2017
	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
+200	$(155)	(1.8)%	$(172)	(2.1)%	$217	11.9%	$197	11.5%
+100	$4	—%	$(23)	(0.3)%	$116	6.4%	$113	6.6%
-50	$(154)	(1.8)%	$(225)	(2.7)%	$(100)	(5.5)%	$(102)	(6.0)%

(1)	These scenario analyses assume a balance sheet size as of the dates indicated. Any changes in size would cause the amounts to vary.
We actively manage interest rate risk positions. As interest rates change, we will adjust our strategy and mix of assets, liabilities and derivatives to optimize our position. For example, a 100 basis points increase in rates may not result in a change in value as indicated above. We compare the instantaneous parallel shift in interest rate changes in EVE and EAR to the established limits set by the Board of Directors in order to assess interest rate risk. In the event that the percentage change in EVE or EAR exceeds the Board limits, our Chief Executive Officer, Chief Risk Officer, Chief Financial Officer and Treasurer must all be promptly notified in writing and decide upon a plan of remediation. In addition, the Board of Directors must be notified of the exception and the planned resolution. At March 31, 2018, the EVE and EAR percentage changes were within our Board limits.

E*TRADE Q1 2018 10-Q | Page 32

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
DOL—US Department of Labor.

E*TRADE Q1 2018 10-Q | Page 33

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
FASB—Financial Accounting Standards Board.
FDIC—Federal Deposit Insurance Corporation.
Federal Reserve—Federal Reserve System, including the Board of Governors of the Federal Reserve System and the twelve regional Federal Reserve Banks.
Fiduciary Rule—DOL’s final Conflicts of Interest Rule- Retirement Investment Advice regulations under the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code of 1986.
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

E*TRADE Q1 2018 10-Q | Page 34

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

E*TRADE Q1 2018 10-Q | Page 35

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
TRUPs—Trust preferred securities.
VIE—Variable interest entity.

E*TRADE Q1 2018 10-Q | Page 36

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

E*TRADE Q1 2018 10-Q | Page 37

E*TRADE FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(In millions, except share data and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenue:
Interest income	$468	$341
Interest expense	(23)	(22)
Net interest income	445	319
Commissions	137	127
Fees and service charges	105	86
Gains on securities and other, net	10	10
Other revenue	11	11
Total non-interest income	263	234
Total net revenue	708	553
Provision (benefit) for loan losses	(21)	(14)
Non-interest expense:
Compensation and benefits	152	136
Advertising and market development	60	43
Clearing and servicing	36	32
Professional services	22	22
Occupancy and equipment	30	27
Communications	31	25
Depreciation and amortization	22	20
FDIC insurance premiums	9	8
Amortization of other intangibles	10	9
Restructuring and acquisition-related activities	—	4
Other non-interest expenses	23	16
Total non-interest expense	395	342
Income before income tax expense	334	225
Income tax expense	87	80
Net income	$247	$145
Preferred stock dividends	12	13
Net income available to common shareholders	$235	$132
Basic earnings per common share	$0.88	$0.48
Diluted earnings per common share	$0.88	$0.48
Shares used in computation of per common share data:
Basic (in thousands)	266,558	274,876
Diluted (in thousands)	267,699	276,277
See accompanying notes to the condensed consolidated financial statements

E*TRADE Q1 2018 10-Q | Page 38

E*TRADE FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Net income	$247	$145
Other comprehensive income, net of tax
Available-for-sale securities:
Unrealized gains (losses), net	(128)	46
Reclassification into earnings, net	(7)	(5)
Transfer of held-to-maturity securities to available-for-sale securities(1)	6	—
Net change from available-for-sale securities	(129)	41
Reclassification of foreign currency translation gains	—	(2)
Other comprehensive income (loss)	(129)	39
Comprehensive income	$118	$184

(1)
During the three months ended March 31, 2018, securities with a carrying value of $4.7 billion and related unrealized pre-tax gain of $7 million, or $6 million net of tax, were transferred from held-to-maturity securities to available-for-sale securities as part of a one-time transition election for early adopting the new derivatives and hedge accounting guidance. See Note 1—Organization, Basis of Presentation and Summary of Significant Accounting Policies for additional information.

See accompanying notes to the condensed consolidated financial statements

E*TRADE Q1 2018 10-Q | Page 39

E*TRADE FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(In millions, except share data)
(Unaudited)

	March 31,	December 31,
	2018	2017
ASSETS
Cash and equivalents	$498	$931
Cash required to be segregated under federal or other regulations	472	872
Available-for-sale securities	24,835	20,679
Held-to-maturity securities (fair value of $20,224 and $23,719 at March 31, 2018 and December 31, 2017, respectively)	20,657	23,839
Margin receivables	10,515	9,071
Loans receivable, net (net of allowance for loan losses of $58 and $74 at March 31, 2018 and December 31, 2017, respectively)	2,506	2,654
Receivables from brokers, dealers and clearing organizations	735	1,178
Property and equipment, net	251	253
Goodwill	2,370	2,370
Other intangibles, net	275	284
Other assets	1,073	1,234
Total assets	$64,187	$63,365
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$42,902	$42,742
Customer payables	8,947	9,449
Payables to brokers, dealers and clearing organizations	2,892	1,542
Other borrowings	910	910
Corporate debt	992	991
Other liabilities	655	800
Total liabilities	57,298	56,434
Commitments and contingencies (see Note 14)
Shareholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, 403,000 shares issued and outstanding at both March 31, 2018 and December 31, 2017; aggregate liquidation preference of $700 at both March 31, 2018 and December 31, 2017	689	689
Common stock, $0.01 par value, 400,000,000 shares authorized, 264,792,847 and 266,827,881 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	3	3
Additional paid-in-capital	6,434	6,582
Accumulated deficit	(61)	(317)
Accumulated other comprehensive loss	(176)	(26)
Total shareholders’ equity	6,889	6,931
Total liabilities and shareholders’ equity	$64,187	$63,365
See accompanying notes to the condensed consolidated financial statements

E*TRADE Q1 2018 10-Q | Page 40

E*TRADE FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In millions)
(Unaudited)

				Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Preferred Stock	Common Stock
	Amount	Shares	Amount
Balance at December 31, 2017	$689	267	$3	$6,582	$(317)	$(26)	$6,931
Cumulative effect of hedge accounting adoption	—	—	—	—	7	(7)	—
Reclassification of tax effects due to federal tax reform	—	—	—	—	14	(14)	—
Net income	—	—	—	—	247	—	247
Other comprehensive loss	—	—	—	—	—	(129)	(129)
Preferred stock dividends	—	—	—	—	(12)	—	(12)
Repurchases of common stock	—	(3)	—	(140)	—	—	(140)
Issuance of common stock for share-based compensation, net of shares withheld to pay taxes	—	1	—	(18)	—	—	(18)
Share-based compensation	—	—	—	10	—	—	10
Balance at March 31, 2018	$689	265	$3	$6,434	$(61)	$(176)	$6,889
				Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Preferred Stock	Common Stock
	Amount	Shares	Amount
Balance at December 31, 2016	$394	274	$3	$6,921	$(909)	$(137)	$6,272
Cumulative effect of accounting change	—	—	—	—	3	—	3
Net income	—	—	—	—	145	—	145
Other comprehensive income	—	—	—	—	—	39	39
Conversion of convertible debentures	—	—	—	3	—	—	3
Preferred stock dividends	—	—	—	—	(13)	—	(13)
Issuance of common stock for share-based compensation, net of shares withheld to pay taxes	—	1	—	(15)	—	—	(15)
Share-based compensation	—	—	—	10	—	—	10
Balance at March 31, 2017	$394	275	$3	$6,919	$(774)	$(98)	$6,444
See accompanying notes to the condensed consolidated financial statements

E*TRADE Q1 2018 10-Q | Page 41

E*TRADE FINANCIAL CORPORATION CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (In millions) (Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$247	$145
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (benefit) for loan losses	(21)	(14)
Depreciation and amortization (including discount amortization and accretion)	65	61
Gains on securities and other, net	(10)	(10)
Share-based compensation	10	10
Deferred tax expense	78	81
Other	1	(4)
Net effect of changes in assets and liabilities:
Decrease (increase) in receivables from brokers, dealers and clearing organizations	443	(354)
Increase in margin receivables	(1,444)	(175)
Decrease in other assets	367	13
Increase in payables to brokers, dealers and clearing organizations	1,350	305
(Decrease) increase in customer payables	(502)	767
Decrease in other liabilities	(38)	(44)
Net cash provided by operating activities	546	781
Cash flows from investing activities:
Purchases of available-for-sale securities	(2,282)	(4,426)
Proceeds from sales of available-for-sale securities	797	248
Proceeds from maturities of and principal payments on available-for-sale securities	459	336
Purchases of held-to-maturity securities	(1,109)	(3,963)
Proceeds from maturities of and principal payments on held-to-maturity securities	593	513
Proceeds from sale of loans	15	—
Decrease in loans receivable	163	273
Capital expenditures for property and equipment	(21)	(23)
Proceeds from sale of real estate owned and repossessed assets	9	8
Net cash flow from derivative contracts	10	42
Other	(4)	2
Net cash used in investing activities	(1,370)	(6,990)

E*TRADE Q1 2018 10-Q | Page 42

E*TRADE FINANCIAL CORPORATION CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (In millions) (Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from financing activities:
Increase in deposits	$160	$5,702
Preferred stock dividends	(12)	(13)
Advances from FHLB	1,550	—
Payments on advances from FHLB	(1,550)	—
Repurchases of common stock	(140)	—
Other	(17)	(16)
Net cash (used in) provided by financing activities	(9)	5,673
Decrease in cash, cash equivalents and segregated cash	(833)	(536)
Cash, cash equivalents and segregated cash, beginning of period	1,803	3,410
Cash, cash equivalents and segregated cash, end of period	$970	$2,874

Cash and equivalents, end of period	$498	$998
Segregated cash, end of period	472	1,876
Cash, cash equivalents and segregated cash, end of period	$970	$2,874

Supplemental disclosures:
Cash paid for interest	$30	$20
Cash paid for income taxes, net of refunds	$4	$1
Non-cash investing and financing activities:
Transfers from loans to other real estate owned and repossessed assets	$6	$6
Conversion of convertible debentures to common stock	$—	$3
Transfer of available-for-sale securities to held-to-maturity securities	$1,161	$—
Transfer of held-to-maturity securities to available-for-sale securities	$4,672	$—

See accompanying notes to the condensed consolidated financial statements

E*TRADE Q1 2018 10-Q | Page 43

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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
Basis of Presentation
The condensed consolidated financial statements, also referred to herein as the consolidated financial statements, include the accounts of the Company and its majority-owned subsidiaries as determined under the voting interest model. Entities in which the Company has the ability to exercise significant influence but in which the Company does not possess control are generally accounted for by the equity method. Entities in which the Company does not have the ability to exercise significant influence are generally carried at cost, or, to the extent that a readily determinable fair value is available, at fair value through net income. The Company also evaluates its initial and continuing involvement with certain entities to determine if the Company is required to consolidate the entities under the variable interest entity (VIE) model. This evaluation is based on a qualitative assessment of whether the Company is the primary beneficiary of the VIE, which requires the Company to possess both: 1) the power to direct the activities that most significantly impact the economic performance of the VIE; and 2) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The consolidated financial statements do not include any consolidated VIEs for all periods presented.
The Company's consolidated financial statements are prepared in accordance with GAAP. Intercompany accounts and transactions are eliminated in consolidation. These consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented.
Beginning January 1, 2018, the Company updated the presentation of the consolidated financial statements as follows:

•
On the consolidated balance sheet, deferred tax assets, net has been reclassified to other assets. The prior period has been reclassified to conform to the current period presentation. Deferred tax assets, net were $218 million and $251 million at March 31, 2018 and December 31, 2017, respectively.

•
On the consolidated balance sheet, publicly traded equity securities are presented within other assets as a result of the adoption of amended accounting guidance. The prior period has not been reclassified as the amended accounting guidance was adopted on a modified retrospective basis. Accordingly, publicly traded equity securities for the prior period are presented within available-for-sale securities.

•
On the consolidated statement of income, fair value hedging adjustments, previously referred to as hedge ineffectiveness, are included within net interest income as a result of the adoption of new accounting guidance. Prior period amounts have not been reclassified to current period presentation and continue to be reflected within gains on securities and other, net. Fair value hedging adjustments were expenses of $3 million and $1 million for the three months ended March 31, 2018 and March 31, 2017, respectively.

E*TRADE Q1 2018 10-Q | Page 44

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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
Adoption of New Accounting Standards
Revenue from Contracts with Customers
In May 2014, the FASB amended the guidance on revenue from contracts with customers. The new standard outlines a single comprehensive model for entities to apply in accounting for revenue arising from contracts with customers. The Company's accounting for net interest income was not impacted by the new standard. The FASB issued supplemental amendments to the new standard to clarify certain guidance and to provide narrow scope improvements and practical expedients during 2016. The amended guidance became effective on January 1, 2018 and the Company adopted the guidance on a modified retrospective basis. This adoption did not have a material impact on the Company’s financial condition, results of operations or cash flows as the satisfaction of performance obligations under the new guidance is materially consistent with the Company's previous revenue recognition policies. Similarly, the amended guidance did not have a material impact on the recognition of costs incurred to obtain new contracts. For additional information on the Company's adoption of the amended guidance, see Note 2—Net Revenue.
Classification and Measurement of Financial Instruments
In January 2016, the FASB amended the accounting and disclosure guidance on the classification and measurement of financial instruments. Relevant changes in the amended guidance include the requirement that equity investments, excluding those accounted for under the equity method of accounting or those resulting in consolidation of the investee, be measured at fair value in the consolidated balance sheet with changes in fair value recognized in net income. The amended guidance became effective on January 1, 2018, and was applied on a modified retrospective basis. The adoption did not have a material impact on the Company’s financial condition, results of operations or cash flows as debt securities represent the majority of the Company's investment portfolio. Beginning January 1, 2018, publicly traded equity securities are presented within other assets on the consolidated balance sheet.
Classification of Certain Cash Receipts and Cash Payments
In August 2016, the FASB amended the guidance on the presentation and classification of certain cash receipts and cash payments in the consolidated statement of cash flows to eliminate current diversity in practice. The new guidance became effective on January 1, 2018, and the retrospective transition method has been applied to each period presented. Among other changes, the Company will classify debt extinguishment costs within cash flows from financing activities.

E*TRADE Q1 2018 10-Q | Page 45

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Classification of Restricted Cash
In November 2016, the FASB amended the guidance on the presentation and classification of changes in restricted cash in the consolidated statement of cash flows to eliminate current diversity in practice. The amended guidance requires the consolidated statement of cash flows to explain the change during the period in the total cash, cash equivalents, and amounts generally described as restricted cash and restricted cash equivalents. The new guidance became effective on January 1, 2018 and has been applied using a retrospective transition method to each period presented. The Company concluded that cash required to be segregated under federal or other regulations is considered restricted cash and the segregated cash activity is now presented on the consolidated statement of cash flows.
Clarifying the Definition of a Business
In January 2017, the FASB amended the guidance to clarify the definition of a business in order to assist companies in the evaluation of whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The guidance, which became effective on January 1, 2018, did not change the Company's accounting conclusions for the TCA acquisition and is not expected to impact the Company's accounting conclusions for the acquisition of brokerage accounts from Capital One.
Targeted Improvements to Accounting for Hedging Activities
In August 2017, the FASB amended the guidance to update the recognition and presentation of hedging relationships. Among other changes, the new guidance eases hedge documentation requirements and allows additional types of hedge accounting strategies. The Company early adopted this guidance beginning January 1, 2018. The Company applied the guidance on a modified retrospective basis, which resulted in a $7 million cumulative-effect adjustment to increase retained earnings and to decrease accumulated other comprehensive income. In addition, the guidance provided a one-time transition election to transfer certain debt securities from held-to-maturity to available-for-sale. The Company transferred agency mortgage-backed and agency debt securities with a fair value of $4.7 billion, and recognized a net pre-tax gain of $7 million within other comprehensive income. For additional information on the Company's adoption of the amended guidance, see Note 7—Derivative Instruments and Hedging Activities.
Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
In February 2018, the FASB amended the guidance to address certain income tax effects in accumulated other comprehensive income resulting from the federal tax reform enacted in 2017. The amended guidance provides an option to reclassify tax effects within accumulated other comprehensive income to retained earnings in the period in which the effect of the tax reform is recorded. The amendments are effective for fiscal years beginning after December 15, 2018, including interim periods. Early adoption is permitted. The Company adopted the amended guidance in the first quarter of 2018 and recorded a $14 million increase to retained earnings and a corresponding decrease to accumulated other comprehensive income.
Premium Amortization on Purchased Callable Debt Securities
In March 2017, the FASB amended the guidance on the amortization period for certain callable debt securities held at a premium. The amended guidance shortens the amortization period for these securities by requiring the premium to be amortized to the earliest call date. The guidance does not amend the accounting for securities held at a discount. The Company early adopted this guidance beginning January 1, 2018; however, a cumulative-effect adjustment to retained earnings was not required upon adoption as the Company did not hold any callable debt securities at a premium as of January 1, 2018.

E*TRADE Q1 2018 10-Q | Page 46

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

New Accounting Standards Not Yet Adopted
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
Accounting for Credit Losses
In June 2016, the FASB amended the accounting guidance on accounting for credit losses. The amended guidance requires measurement of all expected credit losses for financial instruments, including loans and debt securities, and other commitments to extend credit held at the reporting date. For financial assets measured at amortized cost, factors such as historical experience, current conditions, and reasonable and supportable forecasts will be used to estimate expected credit losses. The amended guidance will also change the manner in which credit losses are recognized on debt securities classified as available-for-sale. The new guidance will be effective for interim and annual periods beginning January 1, 2020. Early adoption is permitted. The Company is currently evaluating the impact of the new accounting guidance on the Company's financial condition, results of operations and cash flows. The Company does not expect the amended accounting guidance to have as significant of an impact as it could have if the Company were originating or purchasing mortgage loans. The Company's evaluation contemplates the recent performance of the run-off legacy mortgage and consumer loan portfolio and the credit profile of the current investment securities portfolio; however, the impact of the new guidance will depend on the current and expected macroeconomic conditions and the nature and characteristics of financial assets held by the Company on the date of adoption.
Simplifying the Test for Goodwill Impairment
In January 2017, the FASB amended the guidance to simplify the test for goodwill impairment by eliminating Step 2 from the goodwill impairment test. The amended guidance requires the Company to perform its annual goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized at the amount by which the carrying amount exceeds the fair value of the reporting unit; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Income tax effects resulting from any tax deductible goodwill should be considered when measuring the goodwill impairment loss, if applicable. The Company will still have the option to perform a qualitative assessment to conclude whether it is more likely than not that the carrying amount of the Company exceeds its fair value. The guidance will be effective for interim and annual periods beginning January 1, 2020, and must be applied prospectively. Early adoption is permitted.

E*TRADE Q1 2018 10-Q | Page 47

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2—NET REVENUE
The following table presents the significant components of total net revenue (dollars in millions):

	Three Months Ended March 31,
	2018	2017
Net interest income	$445	$319
Commissions	137	127
Fees and service charges	105	86
Gains on securities and other, net	10	10
Other revenue	11	11
Total net revenue	$708	$553
Interest Income and Interest Expense
The following table presents the significant components of interest income and interest expense (dollars in millions):

	Three Months Ended March 31,
	2018	2017
Interest income:
Cash and equivalents	$3	$2
Cash required to be segregated under federal or other regulations	3	3
Investment securities(1)	290	205
Margin receivables	103	66
Loans	33	43
Broker-related receivables and other	4	—
Subtotal interest income	436	319
Other interest revenue(2)	32	22
Total interest income	468	341
Interest expense:
Deposits	(2)	(1)
Customer payables	(1)	(1)
Broker-related payables and other	(1)	—
Other borrowings	(7)	(5)
Corporate debt	(9)	(14)
Subtotal interest expense	(20)	(21)
Other interest expense(3)	(3)	(1)
Total interest expense	(23)	(22)
Net interest income	$445	$319

(1)	For the three months ended March 31, 2018, includes $3 million of net fair value hedging adjustments. See Note 7- Derivative Instruments and Hedging Activities for additional information.

(2)	Represents interest income on securities loaned.

(3)	Represents interest expense on securities borrowed.

E*TRADE Q1 2018 10-Q | Page 48

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Fees and Service Charges
The following table presents the significant components of fees and service charges revenue (dollars in millions):

	Three Months Ended March 31,
	2018	2017
Fees and service charges:
Order flow revenue	$47	$31
Money market funds and sweep deposits revenue	17	22
Mutual fund service fees	11	9
Advisor management fees	11	8
Foreign exchange revenue	8	8
Reorganization fees	3	3
Other fees and service charges	8	5
Total fees and service charges	$105	$86
Revenue from Contracts with Customers
On January 1, 2018, the Company adopted the new accounting standard, Revenue from Contracts with Customers, and all the related amendments using the modified retrospective method.
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in the new revenue recognition standard. The transaction price in a contract is allocated to each distinct performance obligation and is recognized as revenue when, or as, the performance obligation is satisfied.
Commissions Revenue
Commissions are derived from the Company's customers and are impacted by DARTs, average commission per trade and the number of trading days. Commission rates differ by trade type (e.g., equities, derivatives, stock plan and mutual funds) and are also impacted by lower pricing for customers that qualify for active trader pricing. For certain trade types, such as options contracts, the total commission earned varies based on contract volume. Commissions from securities transactions are recognized on a trade-date basis.
Order Flow Revenue
Order flow revenue is generated from market centers that accept trade orders from customer securities transactions. Order flow revenue is recognized on a trade-date basis when the Company has satisfied its performance obligation to the market center.
Money Market Funds and Sweep Deposits Revenue
Money market funds and sweep deposits revenue is driven by fees earned from off-balance sheet customer cash. This revenue is typically based on the average daily balance and the federal funds rate or LIBOR plus a negotiated spread.

E*TRADE Q1 2018 10-Q | Page 49

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Other
Revenue is recognized on other components of fees and service charges when or as the performance obligations are satisfied. Mutual fund service fees are asset-based fees that are driven by the amount of customer assets invested in each fund. Advisor management fees are generally earned based on a percentage of customer assets under management.
Fees from software and services for managing equity compensation plans are recognized as the performance obligations are satisfied and are presented within other revenue on the consolidated statement of income.

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

E*TRADE Q1 2018 10-Q | Page 50

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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
Other Debt Securities
The Company's fair value level classification of US Treasuries is based on the original maturity dates of the securities and whether the securities are the most recent issuances of a given maturity. US Treasuries with original maturities less than one year are classified as Level 1. US Treasuries with original maturities greater than one year are classified as Level 1 if they represent the most recent issuance of a given maturity; otherwise, these securities are classified as Level 2.
The fair value measurements of agency debentures and agency debt securities were determined using market and income approaches along with the Company’s own trading activities for identical or similar instruments and were categorized in Level 2 of the fair value hierarchy.
All of the Company’s municipal bonds were rated investment grade at March 31, 2018. These securities were valued using a market approach with pricing service valuations corroborated by recent market transactions for identical or similar bonds. Municipal bonds and corporate bonds were categorized in Level 2 of the fair value hierarchy.
Publicly Traded Equity Securities
The fair value measurements of the Company's publicly traded equity securities were classified as Level 1 of the fair value hierarchy as they were based on quoted prices in active markets.
Derivative Instruments
Interest rate swaps were valued with an income approach using pricing models that are commonly used by the financial services industry. The market observable inputs used in the pricing models include the swap curve and overnight indexed swap basis from a financial data provider. The Company does not consider these models to involve significant judgment on the part of management, and the Company corroborated the fair value measurements with counterparty valuations. The Company’s derivative instruments were categorized in Level 2 of the fair value hierarchy. The consideration of credit risk, the Company’s or the counterparty’s, did not result in an adjustment to the valuation of its derivative instruments in the periods presented.
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

E*TRADE Q1 2018 10-Q | Page 51

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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
Nonrecurring fair value measurements on one- to four-family loans, home equity loans and real estate owned were classified as Level 3 of the fair value hierarchy as the valuations included unobservable inputs that were significant to the fair value. The following table presents additional information about significant unobservable inputs used in the valuation of assets measured at fair value on a nonrecurring basis that were categorized in Level 3 of the fair value hierarchy:

	Unobservable Inputs	Average	Range
March 31, 2018
Loans receivable:
One- to four-family	Appraised value	$714,300	$250,000 - $1,750,000
Home equity	Appraised value	$274,400	$65,000 - $550,000
Real estate owned	Appraised value	$280,300	$31,500 - $750,000

December 31, 2017
Loans receivable:
One- to four-family	Appraised value	$520,700	$60,000 - $1,200,000
Home equity	Appraised value	$317,300	$38,000 - $2,066,000
Real estate owned	Appraised value	$355,200	$4,500 - $2,000,000

E*TRADE Q1 2018 10-Q | Page 52

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Recurring and Nonrecurring Fair Value Measurements
The following table presents the significant components of assets and liabilities measured at fair value (dollars in millions):

	Level 1	Level 2	Level 3	Total Fair Value
March 31, 2018:
Recurring fair value measurements:
Assets
Available-for-sale securities:
Agency mortgage-backed securities	$—	$23,418	$—	$23,418
Agency debentures	—	869	—	869
US Treasuries	—	439	—	439
Agency debt securities	—	90	—	90
Municipal bonds	—	19	—	19
Total available-for-sale securities	—	24,835	—	24,835
Other assets:
Derivative assets(1)	—	4	—	4
Publicly traded equity securities(2)	7	—	—	7
Total assets measured at fair value on a recurring basis(3)	$7	$24,839	$—	$24,846
Nonrecurring fair value measurements:
Loans receivable, net:
One- to four-family	$—	$—	$10	$10
Home equity	—	—	2	2
Total loans receivable	—	—	12	12
Other assets:
Real estate owned	—	—	13	13
Total assets measured at fair value on a nonrecurring basis(4)	$—	$—	$25	$25

(1)	All derivative assets and liabilities were interest rate contracts at March 31, 2018. Information related to derivative instruments is detailed in Note 7—Derivative Instruments and Hedging Activities.

(2)
Consists of investments in a mutual fund related to the Community Reinvestment Act. At March 31, 2018 these equity securities are included in other assets on the consolidated balance sheet as a result of the adoption of amended accounting guidance. See Note 1—Organization, Basis of Presentation and Summary of Significant Accounting Policies for additional information.

(3)	Assets measured at fair value on a recurring basis represented 39% of the Company’s total assets at March 31, 2018.

(4)
Represents the fair value of assets prior to deducting estimated selling costs that were carried on the consolidated balance sheet at March 31, 2018, and for which a fair value measurement was recorded during the period.

E*TRADE Q1 2018 10-Q | Page 53

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

E*TRADE Q1 2018 10-Q | Page 54

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents losses recognized on assets measured at fair value on a nonrecurring basis (dollars in millions):

	Three Months Ended March 31,
	2018	2017
One- to four-family	$1	$1
Home equity	—	1
Total losses on loans receivable measured at fair value	$1	$2
Losses on real estate owned measured at fair value	$—	$1
Transfers Between Levels 1, 2 and 3
For assets and liabilities measured at fair value on a recurring basis, the Company’s transfers between levels of the fair value hierarchy are deemed to have occurred at the beginning of the reporting period on a quarterly basis. The Company had no transfers between levels during the three months ended March 31, 2018 and 2017.
Recurring Fair Value Measurements Categorized within Level 3
For the periods presented, no assets or liabilities measured at fair value on a recurring basis were categorized within Level 3 of the fair value hierarchy.

E*TRADE Q1 2018 10-Q | Page 55

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Fair Value of Financial Instruments Not Carried at Fair Value
The following table presents the carrying values, fair values and fair value hierarchy level classification of financial instruments that are not carried at fair value on the consolidated balance sheet (dollars in millions):

	March 31, 2018
	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash and equivalents	$498	$498	$—	$—	$498
Cash required to be segregated under federal or other regulations	$472	$472	$—	$—	$472
Held-to-maturity securities:
Agency mortgage-backed securities	$17,482	$—	$17,120	$—	$17,120
Agency debentures	987	—	968	—	968
Agency debt securities	2,176	—	2,124	—	2,124
Other	12	—	—	12	12
Total held-to-maturity securities	$20,657	$—	$20,212	$12	$20,224
Margin receivables(1)	$10,515	$—	$10,515	$—	$10,515
Loans receivable, net:
One- to four-family	$1,327	$—	$—	$1,391	$1,391
Home equity	991	—	—	1,002	1,002
Consumer and other	188	—	—	186	186
Total loans receivable, net(2)	$2,506	$—	$—	$2,579	$2,579
Receivables from brokers, dealers and clearing organizations(1)	$735	$—	$735	$—	$735
Other assets(1)(3)	$21	$—	$21	$—	$21
Liabilities
Deposits	$42,902	$—	$42,901	$—	$42,901
Customer payables	$8,947	$—	$8,947	$—	$8,947
Payables to brokers, dealers and clearing organizations	$2,892	$—	$2,892	$—	$2,892
Other borrowings:
FHLB advances	$500	$—	$500	$—	$500
Trust preferred securities	$410	$—	$—	$392	$392
Total other borrowings	$910	$—	$500	$392	$892
Corporate debt	$992	$—	$971	$—	$971

(1)
The fair value of securities that the Company received as collateral in connection with margin receivables and securities borrowing activities, including the fully paid lending program, where the Company is permitted to sell or re-pledge the securities, was $14.1 billion at March 31, 2018. Of this amount, $5.5 billion had been pledged or sold in connection with securities loaned and deposits with clearing organizations at March 31, 2018.

(2)	The carrying value of loans receivable, net includes the allowance for loan losses of $58 million and loans that are recorded at fair value on a nonrecurring basis at March 31, 2018.

(3)	The $21 million in other assets at March 31, 2018 represents securities borrowing from customers under the fully paid lending program.

E*TRADE Q1 2018 10-Q | Page 56

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

(1)
The fair value of securities that the Company received as collateral in connection with margin receivables and securities borrowing activities, where the Company is permitted to sell or re-pledge the securities, was $12.8 billion at December 31, 2017. Of this amount, $3.2 billion had been pledged or sold in connection with securities loaned and deposits with clearing organizations at December 31, 2017.

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

E*TRADE Q1 2018 10-Q | Page 57

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

E*TRADE Q1 2018 10-Q | Page 58

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4—OFFSETTING ASSETS AND LIABILITIES
For financial statement purposes, the Company does not offset derivative instruments or securities borrowing and securities lending transactions. These activities are generally transacted under master agreements that are widely used by counterparties and that may allow for net settlements of payments in the normal course, as well as offsetting of all contracts with a given counterparty in the event of bankruptcy or default of one of the two parties to the transaction. The following table presents information about the Company's derivative instruments, securities borrowing and securities lending transactions which are transacted under master agreements to enable the users of the Company’s consolidated financial statements to evaluate the potential effect of rights of set-off between these recognized assets and liabilities (dollars in millions):

				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet (1)	Financial Instruments	Collateral Received or Pledged (Including Cash)	Net Amount
March 31, 2018
Assets:
Deposits paid for securities borrowed (2)	$215	$—	$215	$(174)	$(31)	$10
Derivative assets(3)	4	—	4	—	(2)	2
Total	$219	$—	$219	$(174)	$(33)	$12

Liabilities:
Deposits received for securities loaned (4)	$2,840	$—	$2,840	$(174)	$(2,531)	$135
Total	$2,840	$—	$2,840	$(174)	$(2,531)	$135

December 31, 2017
Assets:
Deposits paid for securities borrowed (2)	$759	$—	$759	$(251)	$(483)	$25
Total	$759	$—	$759	$(251)	$(483)	$25

Liabilities:
Deposits received for securities loaned (4)	$1,373	$—	$1,373	$(251)	$(1,004)	$118
Derivative liabilities (5)(6)	5	—	5	—	(5)	—
Total	$1,378	$—	$1,378	$(251)	$(1,009)	$118

(1)
The vast majority of the net amount of deposits paid for securities borrowed are reflected in the receivables from brokers, dealers and clearing organizations line item while the deposits paid for securities borrowed under the fully paid program are reflected in other assets. Derivative assets are reflected in the other assets line item in the consolidated balance sheet. Net amount of deposits received for securities loaned are reflected in the payables to brokers, dealers and clearing organizations line item in the consolidated balance sheet. Derivative liabilities are reflected in the other liabilities line item in the consolidated balance sheet.

E*TRADE Q1 2018 10-Q | Page 59

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(2)
Included in the gross amounts of deposits paid for securities borrowed was $67 million and $347 million at March 31, 2018 and December 31, 2017, respectively, transacted through a program with a clearing organization, which guarantees the return of cash to the Company. For presentation purposes, these amounts presented are based on the counterparties under the Company’s master securities loan agreements.

(3)	Collateral received included cash at March 31, 2018.

(4)
Included in the gross amounts of deposits received for securities loaned was $2 billion and $821 million at March 31, 2018 and December 31, 2017, respectively, transacted through a program with a clearing organization, which guarantees the return of securities to the Company. For presentation purposes, these amounts presented are based on the counterparties under the Company’s master securities loan agreements.

(5)	Excludes net accrued interest payable of $2 million at December 31, 2017.

(6)	Collateral pledged included held-to-maturity securities at amortized cost at December 31, 2017.
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
Derivative Transactions
Certain types of derivatives that the Company utilizes in its hedging activities are subject to derivatives clearing agreements (cleared derivatives contracts). These cleared derivatives contracts enable clearing by a derivatives clearing organization through a clearing member. Under the contracts, the clearing member typically has a one-way right to offset all contracts in the event of the Company's default or bankruptcy. Collateral exchanged under these contracts is not included in the table above as the contracts may not qualify as master netting agreements. See Note 7—Derivative Instruments and Hedging Activities for additional information.

E*TRADE Q1 2018 10-Q | Page 60

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5—AVAILABLE-FOR-SALE AND HELD-TO-MATURITY SECURITIES
The following table presents the amortized cost and fair value of available-for-sale and held-to-maturity securities (dollars in millions):

	Amortized Cost	Gross Unrealized / Unrecognized Gains	Gross Unrealized / Unrecognized Losses	Fair Value
March 31, 2018:
Available-for-sale securities:(1)
Agency mortgage-backed securities	$23,781	$113	$(476)	$23,418
Agency debentures	854	24	(9)	869
US Treasuries	407	32	—	439
Agency debt securities	91	—	(1)	90
Municipal bonds	19	—	—	19
Total available-for-sale securities	$25,152	$169	$(486)	$24,835
Held-to-maturity securities:(1)
Agency mortgage-backed securities	$17,482	$24	$(386)	$17,120
Agency debentures	987	—	(19)	968
Agency debt securities	2,176	5	(57)	2,124
Other	12	—	—	12
Total held-to-maturity securities	$20,657	$29	$(462)	$20,224

December 31, 2017:
Available-for-sale securities:
Debt securities:
Agency mortgage-backed securities	$19,395	$47	$(247)	$19,195
Agency debentures	939	39	(12)	966
US Treasuries	452	10	(4)	458
Agency debt securities	34	—	(1)	33
Municipal bonds	20	—	—	20
Total debt securities	20,840	96	(264)	20,672
Publicly traded equity securities(2)	7	—	—	7
Total available-for-sale securities	$20,847	$96	$(264)	$20,679
Held-to-maturity securities:
Agency mortgage-backed securities	$20,502	$95	$(193)	$20,404
Agency debentures	710	—	(2)	708
Agency debt securities	2,615	15	(35)	2,595
Other	12	—	—	12
Total held-to-maturity securities	$23,839	$110	$(230)	$23,719

(1)
Securities with a carrying value of $4.7 billion and related unrealized pre-tax gain of $7 million were transferred from held-to-maturity securities to available-for-sale securities during the three months ended March 31, 2018, as part of a one-time transition election for early adopting the new derivatives and hedge accounting guidance. Securities with a fair value of $1.2 billion were transferred from available-for-sale securities to held-to-maturity securities during the three months ended March 31, 2018 pursuant to an evaluation of our investment strategy and an assessment by management about our intent and ability to

E*TRADE Q1 2018 10-Q | Page 61

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

hold those particular securities until maturity. See Note 11—Shareholders' Equity for information on the impact to accumulated other comprehensive income.

(2)
Consists of investments in a mutual fund related to the Community Reinvestment Act. At March 31, 2018 these equity securities are included in other assets on the consolidated balance sheet as a result of the adoption of amended accounting guidance related to the classification and measurement of financial instruments. See Note 1—Organization, Basis of Presentation and Summary of Significant Accounting Policies for additional information.

Contractual Maturities
The following table presents the contractual maturities of all available-for-sale and held-to-maturity debt securities (dollars in millions):

	March 31, 2018
	Amortized Cost	Fair Value
Available-for-sale debt securities:
Due within one year	$—	$—
Due within one to five years	998	978
Due within five to ten years	10,117	10,031
Due after ten years	14,037	13,826
Total available-for-sale debt securities	$25,152	$24,835
Held-to-maturity debt securities:
Due within one year	$135	$135
Due within one to five years	1,509	1,491
Due within five to ten years	5,053	4,936
Due after ten years	13,960	13,662
Total held-to-maturity debt securities	$20,657	$20,224
At March 31, 2018 and December 31, 2017, the Company had pledged $4.8 billion and $5.5 billion, respectively, of held-to-maturity debt securities, and $470 million and $352 million, respectively, of available-for-sale securities, as collateral for FHLB advances, derivatives and other purposes.

E*TRADE Q1 2018 10-Q | Page 62

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Investments with Unrealized or Unrecognized Losses
The following table presents the fair value and unrealized or unrecognized losses on available-for-sale and held-to-maturity securities, and the length of time that individual securities have been in a continuous unrealized or unrecognized loss position (dollars in millions):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized / Unrecognized Losses	Fair Value	Unrealized / Unrecognized Losses	Fair Value	Unrealized / Unrecognized Losses
March 31, 2018:
Available-for-sale securities:
Agency mortgage-backed securities	$7,269	$(118)	$8,661	$(358)	$15,930	$(476)
Agency debentures	202	(2)	115	(7)	317	(9)
Agency debt securities	48	—	22	(1)	70	(1)
Municipal bonds	—	—	10	—	10	—
Total temporarily impaired available-for-sale securities	$7,519	$(120)	$8,808	$(366)	$16,327	$(486)
Held-to-maturity securities:
Agency mortgage-backed securities	$10,988	$(234)	$3,836	$(152)	$14,824	$(386)
Agency debentures	817	(16)	151	(3)	968	(19)
Agency debt securities	582	(10)	1,206	(47)	1,788	(57)
Total temporarily impaired held-to-maturity securities	$12,387	$(260)	$5,193	$(202)	$17,580	$(462)

December 31, 2017:
Available-for-sale securities:
Debt securities:
Agency mortgage-backed securities	$4,638	$(23)	$8,027	$(224)	$12,665	$(247)
Agency debentures	—	—	283	(12)	283	(12)
US Treasuries	—	—	147	(4)	147	(4)
Agency debt securities	9	—	24	(1)	33	(1)
Municipal bonds	—	—	11	—	11	—
Publicly traded equity securities	7	—	—	—	7	—
Total temporarily impaired available-for-sale securities	$4,654	$(23)	$8,492	$(241)	$13,146	$(264)
Held-to-maturity securities:
Agency mortgage-backed securities	$9,982	$(78)	$4,906	$(115)	$14,888	$(193)
Agency debentures	597	(2)	9	—	606	(2)
Agency debt securities	373	(3)	1,345	(32)	1,718	(35)
Total temporarily impaired held-to-maturity securities	$10,952	$(83)	$6,260	$(147)	$17,212	$(230)
The Company does not believe that any individual unrealized loss in the available-for-sale portfolio or unrecognized loss in the held-to-maturity portfolio as of March 31, 2018 represents a credit loss. The Company does not intend to sell the debt securities in an unrealized or unrecognized loss position as of the balance sheet date and it is not more likely than not that the Company will be required to sell the debt

E*TRADE Q1 2018 10-Q | Page 63

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

securities before the anticipated recovery of its remaining amortized cost of the debt securities in an unrealized or unrecognized loss position at March 31, 2018.
There were no impairment losses recognized in earnings on available-for-sale or held-to-maturity securities during the three months ended March 31, 2018 and 2017.
Gains on Securities and Other, Net
The following table presents the components of gains on securities and other, net (dollars in millions):

	Three Months Ended March 31,
	2018	2017
Gains on available-for-sale securities	$11	$8
Equity method investment income (loss) and other(1)	(1)	2
Gains on securities and other, net	$10	$10

(1)
Includes a loss of $1 million on hedge ineffectiveness for the three months ended March 31, 2017. Beginning January 1, 2018 fair value hedging adjustments are recognized within net interest income. See Note 1—Organization, Basis of Presentation and Summary of Significant Accounting Policies for additional information.

E*TRADE Q1 2018 10-Q | Page 64

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6—LOANS RECEIVABLE, NET
The following table presents loans receivable disaggregated by delinquency status (dollars in millions):

		Days Past Due
	Current	30-89	90-179	180+	Total	Unamortized premiums, net	Allowance for loans losses	Loans Receivable, Net
March 31, 2018
One- to four-family	$1,192	$57	$17	$73	$1,339	$8	$(20)	$1,327
Home equity	947	34	15	30	1,026	—	(35)	991
Consumer and other	186	2	1	—	189	2	(3)	188
Total loans receivable	$2,325	$93	$33	$103	$2,554	$10	$(58)	$2,506

December 31, 2017
One- to four-family	$1,269	$59	$22	$82	$1,432	$9	$(24)	$1,417
Home equity	1,014	36	15	32	1,097	—	(46)	1,051
Consumer and other	185	3	—	—	188	2	(4)	186
Total loans receivable	$2,468	$98	$37	$114	$2,717	$11	$(74)	$2,654
At December 31, 2017, the Company had loans with a carrying value of $17 million classified as held for sale. These loans were presented within other assets as of December 31, 2017 and were sold during the three months ended March 31, 2018.
At March 31, 2018, the Company pledged $2.1 billion and $0.2 billion of loans as collateral to the FHLB and Federal Reserve Bank of Richmond, respectively. At December 31, 2017, the Company pledged $2.2 billion and $0.2 billion of loans as collateral to the FHLB and Federal Reserve Bank of Richmond, respectively.

E*TRADE Q1 2018 10-Q | Page 65

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Credit Quality and Concentrations of Credit Risk
The Company tracks and reviews factors to predict and monitor credit risk in its mortgage loan portfolio on an ongoing basis. The following tables present the distribution of the Company’s mortgage loan portfolios by credit quality indicator (dollars in millions):

	One- to Four-Family		Home Equity
Current LTV/CLTV(1)	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
<=80%	$978	$1,031	$509	$531
80%-100%	221	256	273	291
100%-120%	91	91	158	176
>120%	49	54	86	99
Total mortgage loans receivable	$1,339	$1,432	$1,026	$1,097
Average estimated current LTV/CLTV (2)	69%	70%	83%	84%
Average LTV/CLTV at loan origination (3)	71%	71%	82%	81%

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

(3)	Average LTV/CLTV at loan origination calculations are based on LTV/CLTV at time of purchase for one- to four-family purchased loans, HEILs and the maximum available line for HELOCs.

	One- to Four-Family		Home Equity
Current FICO	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
>=720	$749	$805	$509	$548
719 - 700	126	138	98	106
699 - 680	105	105	89	93
679 - 660	76	78	72	79
659 - 620	111	122	102	103
<620	172	184	156	168
Total mortgage loans receivable	$1,339	$1,432	$1,026	$1,097
One- to four-family loans include loans with an interest-only period, followed by an amortizing period. At March 31, 2018, nearly 100% of these loans were amortizing. The home equity loan portfolio consists of HEILs and HELOCs. HEILs are primarily fully amortizing loans that do not offer the option of an interest-only payment. The majority of HELOCs had an interest only draw period at origination and converted to amortizing loans at the end of the draw period. At March 31, 2018, nearly 100% of the HELOC portfolio had converted from the interest-only draw period.
The weighted average age of our mortgage and consumer loans receivable was 12.1 years and 11.8 years at March 31, 2018 and December 31, 2017, respectively. Approximately 33% and 34% of the Company’s mortgage loans receivable were concentrated in California at March 31, 2018 and December 31, 2017, respectively. No other state had concentrations of mortgage loans that represented 10% or more of the Company’s mortgage loans receivable at March 31, 2018 and December 31, 2017.

E*TRADE Q1 2018 10-Q | Page 66

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

At March 31, 2018, 29% and 17% of the Company’s past-due mortgage loans were concentrated in California and New York, respectively. No other state had concentrations of past-due mortgage loans that represented 10% or more of the Company's past-due mortgage loans. At March 31, 2018, 44% of the Company’s impaired mortgage loans were concentrated in California. No other state had concentrations of impaired mortgage loans that represented 10% or more of the Company's impaired mortgage loans.
Nonperforming Loans
The Company classifies loans as nonperforming when they are no longer accruing interest. The following table presents nonperforming loans by loan portfolio (dollars in millions):

	March 31, 2018	December 31, 2017
One- to four-family	$179	$192
Home equity	90	98
Consumer and other	1	—
Total nonperforming loans receivable	$270	$290
At March 31, 2018 and December 31, 2017, the Company held $22 million and $26 million, respectively, of real estate owned that were acquired through foreclosure or through a deed in lieu of foreclosure or similar legal agreement. The Company held $86 million and $101 million of loans for which formal foreclosure proceedings were in process at March 31, 2018 and December 31, 2017, respectively.

E*TRADE Q1 2018 10-Q | Page 67

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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
The following table presents the allowance for loan losses by loan portfolio (dollars in millions):

	One- to Four-Family		Home Equity		Consumer and other		Total
	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
General reserve:
Quantitative component	$11	$15	$5	$14	$3	$4	$19	$33
Qualitative component	3	3	2	3	—	—	5	6
Specific valuation allowance	6	6	28	29	—	—	34	35
Total allowance for loan losses	$20	$24	$35	$46	$3	$4	$58	$74
Allowance as a % of loans receivable(1)	1.5%	1.6%	3.4%	4.2%	1.8%	2.1%	2.3%	2.7%

(1)	Allowance as a percentage of loans receivable is calculated based on the gross loans receivable including net unamortized premiums for each respective category.

E*TRADE Q1 2018 10-Q | Page 68

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents a roll forward by loan portfolio of the allowance for loan losses (dollars in millions):

	Three Months Ended March 31, 2018
	One- to Four-Family	Home Equity	Consumer and other	Total
Allowance for loan losses, beginning of period	$24	$46	$4	$74
Provision (benefit) for loan losses	(5)	(16)	—	(21)
Charge-offs	—	—	(1)	(1)
Recoveries	1	5	—	6
Net (charge-offs) recoveries	1	5	(1)	5
Allowance for loan losses, end of period	$20	$35	$3	$58

	Three Months Ended March 31, 2017
	One- to Four-Family	Home Equity	Consumer and other	Total
Allowance for loan losses, beginning of period	$45	$171	$5	$221
Provision (benefit) for loan losses	—	(15)	1	(14)
Charge-offs	—	—	(2)	(2)
Recoveries	1	6	1	8
Net (charge-offs) recoveries	1	6	(1)	6
Allowance for loan losses, end of period	$46	$162	$5	$213
Total loans receivable designated as held-for-investment decreased $148 million during the three months ended March 31, 2018. The allowance for loan losses was $58 million, or 2.3% of total loans receivable, as of March 31, 2018 compared to $74 million, or 2.7% of total loans receivable, as of December 31, 2017. Net recoveries for the three months ended March 31, 2018 were $5 million compared to $6 million in the same period in 2017.
The benefit for loan losses was $21 million for the three months ended March 31, 2018. The timing and magnitude of the provision (benefit) for loan losses is affected by many factors that could result in variability. These benefits reflected better than expected performance of our portfolio as well as recoveries in excess of prior expectations, including recoveries of previous charge-offs that were not included in our loss estimates.

E*TRADE Q1 2018 10-Q | Page 69

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the total recorded investment in loans receivable and allowance for loan losses by loans that have been collectively evaluated for impairment and those that have been individually evaluated for impairment by loan portfolio (dollars in millions):

	Recorded Investment		Allowance for Loan Losses
	March 31,	December 31,	March 31,	December 31,
	2018	2017	2018	2017
Collectively evaluated for impairment:
One- to four-family	$1,140	$1,228	$14	$18
Home equity	867	932	7	17
Consumer and other	191	190	3	4
Total collectively evaluated for impairment	2,198	2,350	24	39
Individually evaluated for impairment:
One- to four-family	207	213	6	6
Home equity	159	165	28	29
Total individually evaluated for impairment	366	378	34	35
Total	$2,564	$2,728	$58	$74
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

E*TRADE Q1 2018 10-Q | Page 70

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents a summary of the Company’s recorded investment in TDRs that were on accrual and nonaccrual status, further disaggregated by delinquency status, in addition to the recorded investment in TDRs (dollars in millions):

		Nonaccrual TDRs
	Accrual TDRs(1)	Current(2)	30-89 Days Delinquent	90-179 Days Delinquent	180+ Days Delinquent	Total Recorded Investment in TDRs (3)(4)
March 31, 2018
One- to four-family	$83	$74	$15	$5	$30	$207
Home equity	100	30	9	6	14	159
Total	$183	$104	$24	$11	$44	$366
December 31, 2017
One- to four-family	$83	$74	$13	$5	$38	$213
Home equity	104	34	10	4	13	165
Total	$187	$108	$23	$9	$51	$378

(1)	Represents loans modified as TDRs that are current and have made six or more consecutive payments.

(2)	Represents loans modified as TDRs that are current but have not yet made six consecutive payments, bankruptcy loans and certain junior lien TDRs that have a delinquent senior lien.

(3)
Total recorded investment in TDRs includes premium (discount), as applicable, and is net of charge-offs, which were $65 million and $140 million for one-to four-family and home equity loans, respectively, as of March 31, 2018 and $67 million and $144 million, respectively, as of December 31, 2017.

(4)
Total recorded investment in TDRs at March 31, 2018 consisted of $277 million of loans modified as TDRs and $89 million of loans that have been charged off due to bankruptcy notification. Total recorded investment in TDRs at December 31, 2017 consisted of $285 million of loans modified as TDRs and $93 million of loans that have been charged off due to bankruptcy notification.

The following table presents the average recorded investment and interest income recognized both on a cash and accrual basis for the Company’s TDRs (dollars in millions):

	Average Recorded Investment		Interest Income Recognized
	Three Months Ended March 31,		Three Months Ended March 31,
	2018	2017	2018	2017
One- to four-family	$210	$241	$2	$3
Home equity	165	192	4	4
Total	$375	$433	$6	$7

E*TRADE Q1 2018 10-Q | Page 71

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents detailed information related to the Company’s TDRs and specific valuation allowances (dollars in millions):

	March 31, 2018			December 31, 2017
	Recorded Investment in TDRs	Specific Valuation Allowance	Net Investment in TDRs	Recorded Investment in TDRs	Specific Valuation Allowance	Net Investment in TDRs
With a recorded allowance:
One- to four-family	$54	$6	$48	$54	$6	$48
Home equity	$83	$28	$55	$83	$29	$54
Without a recorded allowance:(1)
One- to four-family	$153	$—	$153	$159	$—	$159
Home equity	$76	$—	$76	$82	$—	$82
Total:
One- to four-family	$207	$6	$201	$213	$6	$207
Home equity	$159	$28	$131	$165	$29	$136

(1)	Represents loans where the discounted cash flow analysis or collateral value is equal to or exceeds the recorded investment in the loan.
The following table presents the number of loans and post-modification balances immediately after being modified by major class (dollars in millions):

		Interest Rate Reduction
	Number of Loans	Re-age/ Extension/ Interest Capitalization	Other with Interest Rate Reduction	Other(1)	Total
March 31, 2018
One- to four-family	16	$6	$—	$2	$8
Home equity	44	2	—	—	2
Total	60	$8	$—	$2	$10

March 31, 2017
One- to four-family	8	$2	$—	$—	$2
Home equity	161	3	—	8	11
Total	169	$5	$—	$8	$13

(1)	Amounts represent loans whose terms were modified in a manner that did not result in an interest rate reduction, including re-aged loans, extensions, and loans with capitalized interest.

E*TRADE Q1 2018 10-Q | Page 72

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The Company enters into derivative transactions primarily to protect against interest rate risk on the value of certain assets. Each derivative instrument is recorded on the consolidated balance sheet at fair value as a freestanding asset or liability. The following table presents a summary of the fair value of derivatives as reported in the consolidated balance sheet (dollars in millions):

		Fair Value
	Notional	Asset(1)	Liability(2)	Net(3)
March 31, 2018
Interest rate contracts:
Fair value hedges	$10,086	$4	$—	$4
Total derivatives designated as hedging instruments(4)	$10,086	$4	$—	$4
December 31, 2017
Interest rate contracts:
Fair value hedges	$8,609	$131	$(14)	$117
Total derivatives designated as hedging instruments(4)	$8,609	$131	$(14)	$117

(1)	Reflected in the other assets line item on the consolidated balance sheet.

(2)	Reflected in the other liabilities line item on the consolidated balance sheet.

(3)	Represents net fair value of derivative instruments for disclosure purposes only.

(4)	All derivatives were designated as hedging instruments at March 31, 2018 and December 31, 2017.
In January 2017, one of the two central clearing organizations through which the Company executes certain of its derivative contracts amended its rulebooks to legally characterize variation margin payments as settlements of the derivatives' exposure rather than collateral against the exposure. In January 2018, the other central clearing organization made similar rulebook amendments. For these contracts, amounts exchanged with counterparties are reflected as a reduction of the related derivative assets or liabilities, including accrued interest, on the consolidated balance sheet. Accordingly, the consolidated balance sheet and the table above exclude derivative assets of $381 million and $6 million at March 31, 2018 and December 31, 2017, respectively, and derivative liabilities of $13 million and $18 million at March 31, 2018 and December 31, 2017, respectively, that were executed through a central clearing organization and were settled by variation margin payments. The Company therefore had no centrally cleared derivative contract assets or liabilities reflected on the consolidated balance sheet as a result of the rulebook changes as of March 31, 2018. At December 31, 2017, the Company had $131 million and $9 million of centrally cleared derivative contract assets and liabilities, respectively, reflected on the consolidated balance sheet.

E*TRADE Q1 2018 10-Q | Page 73

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Fair Value Hedges
The Company utilizes fair value hedges to offset exposure to changes in value of certain fixed-rate assets. All of the Company's derivative instruments were designated in fair value hedging relationships at March 31, 2018 and December 31, 2017. For each fair value hedge, both the gain or loss on the derivative, including periodic cash settlement accruals, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in earnings. Hedge accounting is discontinued for fair value hedges if a derivative instrument is sold, terminated or otherwise de-designated. If fair value hedge accounting is discontinued, the previously hedged item is no longer adjusted for changes in fair value through the consolidated statement of income and the cumulative net gain or loss on the hedged item is amortized to net interest income using the effective interest method over the expected remaining life of the hedged item.
Beginning January 1, 2018, the net earnings impact of a fair hedge that is not perfectly effective is recognized in the interest income line item in the consolidated statement of income. Prior to January 1, 2018, the net earnings impact due to changes in fair value of the derivative and the hedged item, which was previously referred to as ineffectiveness, is reflected in the gains on securities and other, net line item in the consolidated statement of income. The earnings impact of periodic cash settlements accruals on the derivative is reflected in the interest income line item in the consolidated statement of income.
The following table presents the effects of fair value hedge accounting on the consolidated statement of income for the three months ended March 31, 2018 (dollars in millions):

Interest Income
Total interest income	$468

Effects of fair value hedging on total interest income(1)
Agency debentures:
Amounts recognized as interest settlements on derivatives	(2)
Changes in fair value of hedged items	(50)
Changes in fair value of derivatives	49
Net loss on fair value hedging relationships - agency debentures	(3)

Agency mortgage backed securities:
Amounts recognized as interest settlements on derivatives	(13)
Amortization of basis adjustments from discontinued hedges	2
Changes in fair value of hedged items	(231)
Changes in fair value of derivatives	229
Net loss on fair value hedging relationships - agency mortgage backed securities	(13)
Total net loss on fair value hedging relationships	$(16)

(1)	Excludes interest income accruals on hedged items and amounts recognized upon the sale of securities attributable to fair value hedge accounting.

E*TRADE Q1 2018 10-Q | Page 74

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the changes in fair value of interest rate derivative contracts designated as fair value hedges and related hedged items as reflected in the consolidated statement of income for the three months ended March 31, 2017 (dollars in millions):

	Hedging Instrument	Hedged Item	Hedge Ineffectiveness(1)
Agency debentures	$11	$(11)	$—
Agency mortgage-backed securities	13	(14)	(1)
Total gains (losses) included in earnings	$24	$(25)	$(1)

(1)	Reflected in the gains on securities and other, net line item on the consolidated statement of income.
The following table presents the cumulative basis adjustments related to the carrying amount of hedged assets in fair value hedging relationships (dollars in millions):

		Cumulative Amount of Fair Value Hedging Basis Adjustment Included in Carrying Amount of Hedged Assets(2)
	Carrying Amount of Hedged Assets(1)	Total	Discontinued
March 31, 2018
Available-for-sale securities	$12,090	$(320)	$(215)

(1)	The carrying amount includes the impact of basis adjustments on active fair value hedges and the impact of basis adjustments from previously discontinued fair value hedges.

(2)
Represents the increase (decrease) to the carrying amount of hedged assets. The discontinued portion of the cumulative amount of fair value hedging basis adjustments is amortized into net interest income using the effective interest method over the expected remaining life of the hedged items.

The following table presents the hedging relationships designated under the last-of-layer method (dollars in millions):

	Carrying Amount of Hedged Assets(1)	Amount Representing Hedged Items Designated as Last-of-Layer	Basis Adjustment Associated with Hedged Items Designated as Last-of-Layer(2)
March 31, 2018
Fair value hedges under last-of-layer
Hedged item(3)	$910	$440	$1

(1)	The carrying amount includes the impact of basis adjustments on active fair value hedges.

(2)	Represents the increase (decrease) to the carrying amount of hedged assets.

(3)	Represents closed portfolios of prepayable securities designated in hedging relationships in which the hedged item is the last layer of principal expected to be remaining throughout the hedge term.

E*TRADE Q1 2018 10-Q | Page 75

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8—DEPOSITS
The following table presents the significant components of deposits (dollars in millions):

	Amount		Weighted-Average Rate
	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Sweep deposits	$37,927	$37,734	0.07%	0.01%
Savings deposits	2,797	2,912	0.01%	0.01%
Other deposits(1)	2,178	2,096	0.02%	0.03%
Total deposits	$42,902	$42,742	0.07%	0.01%

(1)
Includes checking deposits, money market deposits and certificates of deposit. As of March 31, 2018 and December 31, 2017, the Company had $214 million and $207 million in non-interest bearing deposits, respectively.

NOTE 9—OTHER BORROWINGS
The following table presents the significant components of other borrowings (dollars in millions):

	March 31, 2018	December 31, 2017
FHLB advances	$500	$500
Trust preferred securities(1)	410	410
Total other borrowings	$910	$910
(1) Trust preferred securities begin maturing in 2031.
External Lines of Credit maintained at E*TRADE Securities
E*TRADE Securities' external liquidity lines total approximately $1.1 billion as of March 31, 2018 and include the following:

•	A 364-day, $450 million senior unsecured committed revolving credit facility with a syndicate of banks, with a maturity date of June 2018

•	Secured committed lines of credit with two unaffiliated banks, aggregating to $175 million, with a maturity date of June 2018

•	Unsecured uncommitted lines of credit with three unaffiliated banks aggregating to $125 million, of which $50 million has a maturity date of June 2018 and the remaining line has no maturity date

•	Secured uncommitted lines of credit with several unaffiliated banks aggregating to $375 million with no maturity date
The revolving credit facility contains maintenance covenants related to E*TRADE Securities' minimum consolidated tangible net worth and regulatory net capital ratio. There were no outstanding balances for these lines at March 31, 2018.

E*TRADE Q1 2018 10-Q | Page 76

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10—CORPORATE DEBT
The following table presents the significant components of corporate debt (dollars in millions):

	Face Value	Discount	Net
March 31, 2018
Interest-bearing notes:
2.95% Notes, due 2022	$600	$(4)	$596
3.80% Notes, due 2027	400	(4)	396
Total corporate debt	$1,000	$(8)	$992

December 31, 2017
Interest-bearing notes:
2.95% Notes, due 2022	$600	$(5)	$595
3.80% Notes, due 2027	400	(4)	396
Total corporate debt	$1,000	$(9)	$991
Credit Facility
In 2017, the Company entered into an unsecured committed revolving credit facility with certain lenders, which replaced the previous secured committed revolving credit facility entered into in 2014 and increased the Company's total borrowing capacity under the facility to $300 million. The Company has the ability to borrow against the credit facility for working capital and general corporate purposes. The credit facility has terms which include financial maintenance covenants, with which the Company was in compliance at March 31, 2018. The unsecured committed revolving credit facility will mature on June 23, 2020. At March 31, 2018, there was no outstanding balance under this revolving credit facility.

NOTE 11—SHAREHOLDERS' EQUITY
Preferred Stock
The following table presents the preferred stock outstanding (in millions except total shares outstanding and per share data):

					Carrying Value at
Description	Issuance Date	Per Annum Dividend Rate	Total Shares Outstanding	Liquidation Preference per Share	March 31, 2018	December 31, 2017
Series A
Fixed-to-Floating Rate Non-Cumulative	8/25/2016	5.875% to, but excluding, 9/15/2026; 3-mo LIBOR + 4.435% thereafter	400,000	$1,000	$394	$394
Series B
Fixed-to-Floating Rate Non-Cumulative	12/6/2017	5.30% to, but excluding, 3/15/2023; 3-mo LIBOR + 3.16% thereafter	3,000	$100,000	295	295
Total			403,000		$689	$689

E*TRADE Q1 2018 10-Q | Page 77

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the cash dividend paid on preferred stock (in millions except per share data):

Three Months Ended March 31, 2018					Three Months Ended March 31, 2017
Declaration Date	Record Date	Payment Date	Dividend per Share	Dividend Paid	Declaration Date	Record Date	Payment Date	Dividend per Share	Dividend Paid
Series A (1)
2/8/2018	2/28/2018	3/15/2018	$29.38	$12	2/2/2017	2/28/2017	3/15/2017	$32.64	$13

(1)	Dividends are non-cumulative and payable semi-annually.
Share Repurchases
On July 20, 2017, the Company announced that its Board of Directors authorized the repurchase of up to $1 billion of shares of its common stock. During the three months ended March 31, 2018, the Company repurchased 2.7 million shares of common stock at an average price of $52.12 for a total of $140 million. As of March 31, 2018, the Company had repurchased a total of $502 million, or 11.2 million shares of common stock under this program. As of March 31, 2018, $498 million remained available for additional repurchases. As of April 30, 2018, the Company has subsequently repurchased an additional 0.9 million shares of common stock at an average price of $60.01. The Company accounts for share repurchases retired after repurchase by allocating the excess repurchase price over par to additional paid-in-capital.
Accumulated Other Comprehensive Loss
The following tables present after-tax changes in each component of accumulated other comprehensive loss (dollars in millions):

Total (1)
Balance, December 31, 2017	$(26)
Other comprehensive loss before reclassifications	(128)
Amounts reclassified from accumulated other comprehensive loss	(7)
Transfer of held-to-maturity securities to available-for-sale securities(2)	6
Net change	(129)
Cumulative effect of hedge accounting adoption	(7)
Reclassification of tax effects due to federal tax reform	(14)
Balance, March 31, 2018(3)	$(176)

(1)	During the three month ended March 31, 2018, the accumulated other comprehensive loss activity related to available-for-sale securities.

(2)
Securities with a carrying value of $4.7 billion and related unrealized pre-tax gain of $7 million, or $6 million net of tax, were transferred from held-to-maturity securities to available-for-sale securities during the three months ended March 31, 2018, as part of a one-time transition election for early adopting the new derivatives and hedge accounting guidance. See Note 1—Organization, Basis of Presentation and Summary of Significant Accounting Policies for additional information.

(3)
Includes unamortized unrealized pre-tax losses of $24 million at March 31, 2018 of which $18 million is related to the transfer of available-for-sale securities to held-to-maturity securities during the three months ended March 31, 2018.

E*TRADE Q1 2018 10-Q | Page 78

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Available-for-Sale Securities	Foreign Currency Translation	Total
Balance, December 31, 2016	$(139)	$2	$(137)
Other comprehensive income before reclassifications	46	—	46
Amounts reclassified from accumulated other comprehensive loss	(5)	(2)	(7)
Net change	41	(2)	39
Balance, March 31, 2017	$(98)	$—	$(98)
The following table presents other comprehensive income (loss) activity and the related tax effect (dollars in millions):

	Three Months Ended March 31,
	2018			2017
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
Other comprehensive income (loss)
Available-for-sale securities:
Unrealized gains (losses), net	$(172)	$44	$(128)	$76	$(30)	$46
Reclassification into earnings, net	(10)	3	(7)	(8)	3	(5)
Transfer of held-to-maturity securities to available-for-sale securities	7	(1)	6	—	—	—
Net change from available-for-sale securities	(175)	46	(129)	68	(27)	41
Reclassification of foreign currency translation gains	—	—	—	(2)	—	(2)
Other comprehensive income (loss)	$(175)	$46	$(129)	$66	$(27)	$39
The following table presents the consolidated statement of income line items impacted by reclassifications out of accumulated other comprehensive loss (dollars in millions):

Accumulated Other Comprehensive Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Loss		Affected Line Items in the Consolidated Statement of Income
	Three Months Ended March 31,
	2018	2017
Available-for-sale securities:	$11	$8	Gains on securities and other, net
	(1)	—	Interest income
	10	8	Reclassification into earnings, before tax
	(3)	(3)	Income tax expense
	$7	$5	Reclassification into earnings, net

Foreign currency translation:	$—	$2	Other non-interest expenses
	$—	$2	Reclassification into earnings, net

E*TRADE Q1 2018 10-Q | Page 79

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 12—EARNINGS PER SHARE
The following table presents a reconciliation of basic and diluted earnings per common share (in millions, except share data and per share amounts):

	Three Months Ended March 31,
	2018	2017

Net income	$247	$145
Preferred stock dividends	12	13
Net income available to common shareholders	$235	$132

Share data (in thousands):
Basic weighted-average shares outstanding	266,558	274,876
Effect of weighted-average dilutive securities:
Restricted stock and options	1,124	1,109
Convertible debentures	17	292
Diluted weighted-average shares outstanding(1)	267,699	276,277

Basic earnings per common share	$0.88	$0.48
Diluted earnings per common share(1)	$0.88	$0.48

(1)
The amount of certain restricted stock and options excluded from the calculations of diluted earnings per share due to the anti-dilutive effect was not material for the three months ended March 31, 2018 and 2017.

NOTE 13—REGULATORY REQUIREMENTS
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

E*TRADE Q1 2018 10-Q | Page 80

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

At March 31, 2018 and December 31, 2017, all of the Company’s broker-dealer and FCM subsidiaries met minimum net capital requirements. The following table presents a summary of the minimum net capital requirements and excess capital for the Company’s broker-dealer and FCM subsidiaries (dollars in millions):

	Required Net Capital	Net Capital	Excess Net Capital
March 31, 2018:
E*TRADE Securities(1)	$240	$1,283	$1,043
E*TRADE Futures	1	26	25
International broker-dealer	—	19	19
Total	$241	$1,328	$1,087
December 31, 2017:
E*TRADE Securities	$211	$1,213	$1,002
E*TRADE Futures	4	19	15
International broker-dealer	—	19	19
Total	$215	$1,251	$1,036

(1)	E*TRADE Securities paid dividends of $125 million to the parent company during the three months ended March 31, 2018 and $100 million in May 2018.
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

E*TRADE Q1 2018 10-Q | Page 81

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Quantitative measures established by regulation to ensure capital adequacy require these entities to meet minimum Tier 1 leverage, common equity Tier 1 capital, Tier 1 risk-based capital and total risk-based capital ratios. Events beyond management's control, such as deterioration in credit markets, could adversely affect future earnings and their ability to meet future capital requirements. E*TRADE Financial, E*TRADE Bank and E*TRADE Savings Bank were categorized as "well capitalized" under the regulatory framework for prompt corrective action for the periods presented in the following table (dollars in millions):

	March 31, 2018					December 31, 2017
	Actual		Well Capitalized Minimum Capital		Excess Capital	Actual		Well Capitalized Minimum Capital		Excess Capital
	Amount	Ratio	Amount	Ratio	Amount	Amount	Ratio	Amount	Ratio	Amount
E*TRADE Financial(1)
Tier 1 leverage	$4,493	7.3%	$3,096	5.0%	$1,397	$4,386	7.4%	$2,976	5.0%	$1,410
Common equity Tier 1 capital	$3,804	35.0%	$706	6.5%	$3,098	$3,773	33.9%	$722	6.5%	$3,051
Tier 1 risk-based capital	$4,493	41.4%	$868	8.0%	$3,625	$4,386	39.5%	$889	8.0%	$3,497
Total risk-based capital	$4,965	45.7%	$1,086	10.0%	$3,879	$4,874	43.8%	$1,111	10.0%	$3,763
E*TRADE Bank(1)
Tier 1 leverage	$3,793	7.6%	$2,498	5.0%	$1,295	$3,620	7.6%	$2,394	5.0%	$1,226
Common equity Tier 1 capital	$3,793	37.4%	$659	6.5%	$3,134	$3,620	35.7%	$660	6.5%	$2,960
Tier 1 risk-based capital	$3,793	37.4%	$811	8.0%	$2,982	$3,620	35.7%	$812	8.0%	$2,808
Total risk-based capital	$3,851	38.0%	$1,013	10.0%	$2,838	$3,694	36.4%	$1,015	10.0%	$2,679
E*TRADE Savings Bank(1)
Tier 1 leverage	$1,522	30.4%	$250	5.0%	$1,272	$904	26.6%	$170	5.0%	$734
Common equity Tier 1 capital	$1,522	145.6%	$68	6.5%	$1,454	$904	111.1%	$53	6.5%	$851
Tier 1 risk-based capital	$1,522	145.6%	$84	8.0%	$1,438	$904	111.1%	$65	8.0%	$839
Total risk-based capital	$1,522	145.6%	$105	10.0%	$1,417	$905	111.2%	$81	10.0%	$824

(1)
Basel III includes a capital conservation buffer that limits a banking organization’s ability to make capital distributions and discretionary bonus payments to executive officers if a banking organization fails to maintain a Common Equity Tier 1 capital conservation buffer of more than 2.5%, on a fully phased-in basis, of total risk-weighted assets above each of the following minimum risk-based capital ratio requirements: Common Equity Tier 1 capital (4.5%), Tier 1 (6.0%), and total risk-based capital (8.0%). This requirement was effective beginning on January 1, 2016, and will be fully phased-in by 2019. See Part I. Item 1. Business—Regulation in our Annual Report on Form 10-K for the year ended December 31, 2017 for additional information.

E*TRADE Q1 2018 10-Q | Page 82

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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
Litigation Matters
On October 27, 2000, Ajaxo, Inc. (Ajaxo) filed a complaint in the Superior Court for the State of California, County of Santa Clara. Ajaxo sought damages and certain non-monetary relief for the Company’s alleged breach of a non-disclosure agreement with Ajaxo pertaining to certain wireless technology that Ajaxo offered the Company as well as damages and other relief against the Company for their alleged misappropriation of Ajaxo’s trade secrets. Following a jury trial, a judgment was entered in 2003 in favor of Ajaxo against the Company for $1 million for breach of the Ajaxo non-disclosure agreement. The trial court subsequently denied Ajaxo’s requests for additional damages and relief following which Ajaxo appealed. Although the Company paid Ajaxo the full amount due on the above-described judgment, the case was remanded back to the trial court by the California Court of Appeal, and on May 30, 2008, a jury returned a verdict in favor of the Company denying all claims raised and demands for damages against the Company. After various appeals the case was again remanded back to the trial court. Following the third trial in this matter, in a Judgment and Statement of Decision filed September 16, 2015, the Court denied all claims for royalties by Ajaxo. Ajaxo’s post-trial motions were denied. Ajaxo has appealed to the Court of Appeal, Sixth District. The Company will continue to defend itself vigorously in this matter.
On May 16, 2011, Droplets Inc., the holder of two patents pertaining to user interface servers, filed a complaint in the US District Court for the Eastern District of Texas against E*TRADE Financial Corporation, E*TRADE Securities, E*TRADE Bank and multiple other unaffiliated financial services firms. The plaintiff contends that the defendants engaged in patent infringement under federal law and seeks unspecified damages and an injunction against future infringements, plus royalties, costs, interest and attorneys’ fees. On March 28, 2012, a change of venue was granted and the case was transferred to the United States District Court for the Southern District of New York. The Company's motion for summary judgment on the grounds of non-infringement was granted by the US District Court in a Decision and Order dated March 9, 2015. All remaining claims are stayed pending resolution of issues on Droplet's remaining patents under review by the Patent Trial and Appeal Board (PTAB). After a hearing, the PTAB deemed Droplets’ putative '115 patent to be “unpatentable” on June 23, 2016. In a separate proceeding, the PTAB has also separately deemed Droplets’ putative '838 patent to be “unpatentable.” Droplets appealed to the Circuit Court of Appeals for the District of Columbia. The decision of the PTAB was affirmed on April 19, 2018. The Company will continue to defend itself vigorously in this matter.
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

E*TRADE Q1 2018 10-Q | Page 83

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

heard by the Second Court of Appeals on December 7, 2017. The Company will continue to defend itself vigorously in these matters.
On July 23, 2016, a putative class action was filed in the US District Court for the Southern District of New York by Craig L. Schwab, on behalf of himself and others similarly situated, naming E*TRADE Financial Corporation, E*TRADE Securities, and former Company executives as defendants. The complaint alleges that E*TRADE violated federal securities laws in connection with the routing of its customers’ orders to various market-makers and exchanges. The plaintiff seeks unspecified damages, declaratory relief, restitution, disgorgement of payments received by the Company, and attorneys’ fees. By stipulation both matters are now venued in the Southern District of New York. On July 10, 2017 the Court dismissed the Schwab claims without prejudice. The plaintiff in Schwab filed a third amended complaint on August 9, 2017, which E*TRADE moved to dismiss. On January 22, 2018, the Court dismissed all claims with prejudice. Plaintiffs have appealed. The Company will continue to defend itself vigorously in these matters.
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
Regulatory Matters
The securities, futures, foreign currency and banking industries are subject to extensive regulation under federal, state and applicable international laws. From time to time, the Company has been threatened with or named as a defendant in lawsuits, arbitrations and administrative claims involving securities, banking and other matters. The Company is also subject to periodic regulatory examinations and inspections. Compliance and trading problems that are reported to regulators, such as the SEC, FINRA, NASDAQ, CFTC, NFA, FDIC, Federal Reserve Bank of Richmond, OCC, or the Consumer Financial Protection Bureau by dissatisfied customers or others are investigated by such regulators, and may, if pursued, result in formal claims being filed against the Company by customers or disciplinary action being taken against the Company or its employees by regulators. Any such claims or disciplinary actions that are decided against the Company could have a material impact on the financial results of the Company or any of its subsidiaries.
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

E*TRADE Q1 2018 10-Q | Page 84

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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
The Company’s equity method, cost method and other investments are generally limited liability investments in partnerships, companies and other similar entities, including tax credit partnerships and community development entities, which are not required to be consolidated. The Company had $95 million in unfunded commitments with respect to these investments at March 31, 2018.
At March 31, 2018, the Company had $19 million of certificates of deposit scheduled to mature in less than one year.
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
During the 30-year period prior to the redemption of the TRUPs, ETBH guarantees the accrued and unpaid distributions on these securities, as well as the redemption price of the securities and certain costs that may be incurred in liquidating, terminating or dissolving the trusts (all of which would otherwise be payable by the trusts). At March 31, 2018, management estimated that the maximum potential liability under this arrangement, including the current carrying value of the trusts, was equal to $416 million or the total face value of these securities plus accrued interest payable, which may be unpaid at the termination of the trust arrangement.

E*TRADE Q1 2018 10-Q | Page 85

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 15—SUBSEQUENT EVENT
Acquisition of Trust Company of America
On April 9, 2018, the Company completed its previously announced acquisition of TCA for total consideration of $275 million in cash. TCA is a leading provider of technology solutions and custody services to the independent RIA market. The acquisition is expected to benefit the Company as the RIA portion of our industry is growing and the Company expects to leverage the E*TRADE brand to accelerate growth. The Company also expects this acquisition to help bolster the Company's ability to retain customers in need of specialized customer service engagement.
The operating results of the Company for the three months ended March 31, 2018 do not include the operating results related to TCA as the acquisition did not close until April 9, 2018. The initial accounting for the TCA acquisition has not been completed as of issuance date of these financial statements because the fair value measurement of assets acquired, liabilities assumed and goodwill has not yet been finalized. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practicable but no later than one year from the acquisition date.

E*TRADE Q1 2018 10-Q | Page 86

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

(b)
There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2018, identified in connection with management's evaluation required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

E*TRADE Q1 2018 10-Q | Page 87

PART II

ITEM 1.    LEGAL PROCEEDINGS
Information in response to this item can be found under the heading Legal Matters in Note 14—Commitments, Contingencies and Other Regulatory Matters to Part I. Item 1. Condensed Consolidated Financial Statements (Unaudited) in this Quarterly Report and is incorporated by reference into this item.
ITEM 1A.    RISK FACTORS
There have been no material changes in the Company's risk factors from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2017.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The table below shows the timing and impact of our share repurchase program, if applicable, and the shares withheld from employees to satisfy tax withholding obligations during the three months ended March 31, 2018 (dollars in millions, except share data and per share amounts):

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of the Publicly Announced Program(3)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program(3)
January 1, 2018 - January 31, 2018	165	$52.29	—	$638
February 1, 2018 - February 28, 2018	2,133,700	$51.50	1,799,200	$547
March 1, 2018 - March 31, 2018	909,307	$54.75	891,400	$498
Total	3,043,172	$52.47	2,690,600

(1)	Includes 352,572 shares withheld to satisfy tax withholding obligations associated with restricted shares.

(2)	Excludes commission paid, if any.

(3)
On July 20, 2017, the Company announced that its Board of Directors authorized the repurchase of up to $1 billion of shares of its common stock. The timing and exact amount of any common stock repurchases will depend on various factors, including market conditions and the Company's capital position.

E*TRADE Q1 2018 10-Q | Page 88

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

E*TRADE Q1 2018 10-Q | Page 89

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: May 3, 2018

E*TRADE Financial Corporation (Registrant)

By	/S/ KARL A. ROESSNER
Karl A. Roessner
Chief Executive Officer
(Principal Executive Officer)

By	/S/ MICHAEL A. PIZZI
Michael A. Pizzi
Chief Financial Officer
(Principal Financial Officer)

By	/S/ BRENT B. SIMONICH
Brent B. Simonich
Corporate Controller
(Principal Accounting Officer)

E*TRADE Q1 2018 10-Q | Page 90