Form 10-Q
period 2018-06-30
E TRADE FINANCIAL CORP
filed 2018-08-06
CIK 1015780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
As of August 2, 2018, there were 259,675,020 shares of common stock outstanding.

E*TRADE FINANCIAL CORPORATION
FORM 10-Q QUARTERLY REPORT
For the Quarter Ended June 30, 2018

E*TRADE Q2 2018 10-Q | Page i

Unless otherwise indicated, references to "the Company," "we," "us," "our," "E*TRADE" and "E*TRADE Financial" mean E*TRADE Financial Corporation and its subsidiaries, and references to the parent company mean E*TRADE Financial Corporation but not its subsidiaries.
E*TRADE, E*TRADE Financial, E*TRADE Bank, the Converging Arrows logo, OptionsHouse, Equity Edge Online, Trust Company of America, TCA by E*TRADE, and LibertyTM are trademarks or registered trademarks of E*TRADE Financial Corporation in the United States and in other countries. All other trademarks are the property of their respective owners.

E*TRADE Q2 2018 10-Q | Page ii

PART I

FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. These statements discuss, among other things:

•
our future plans, objectives, outlook, strategies, expectations and intentions relating to our business and future financial and operating results and the assumptions that underlie these matters and include statements regarding our proposed transaction with Capital One Financial Corporation (Capital One) and its benefits and timing,

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
We caution that actual results could differ materially from those discussed in these forward-looking statements. Important factors that could contribute to our actual results differing materially from any forward-looking statements include, but are not limited to:

•
the closing of the proposed transaction with Capital One may not occur or may be delayed and that the actual aggregate consideration paid in connection with the proposed transaction is still subject to final determination,

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

E*TRADE Q2 2018 10-Q | Page 1

•	adverse developments in litigation,

•	our ability to manage our balance sheet growth, and

•	the timing, duration and costs associated with our stock repurchase program.
By their nature forward-looking statements are not guarantees of future performance or results and are subject to risks, uncertainties and assumptions that are difficult to predict or quantify. Actual future results may vary materially from expectations expressed or implied in this report or any of our prior communications. Investors should also consider the risks and uncertainties described elsewhere in this report, including under Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part II. Item 1A. Risk Factors of this Quarterly Report and Part I. Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission (SEC), which are incorporated herein by reference. The forward-looking statements contained in this report reflect our expectations only as of the date of this report. Investors should not place undue reliance on forward-looking statements, as we do not undertake to update or revise forward-looking statements, except as required by law.

E*TRADE Q2 2018 10-Q | Page 2

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)
The following discussion should be read in conjunction with the consolidated financial statements and the related notes that appear elsewhere in this document and with the Annual Report on Form 10-K for the year ended December 31, 2017.

OVERVIEW
Company Overview
E*TRADE is a financial services company that provides online brokerage and related products and services primarily to individual retail investors. Founded on the principle of innovation, we aim to enhance the financial independence of traders and investors through a powerful digital experience that includes tools and educational materials, supported by professional guidance, to help individual investors and traders meet both near- and long-term investing goals. We provide these services to customers through our digital platforms and network of industry-licensed customer service representatives and financial consultants, over the phone, by email and online via two national financial centers and in-person at 30 regional financial centers across the United States. We operate directly and through several subsidiaries, many of which are overseen by governmental and self-regulatory organizations. Our most important subsidiaries are described below:

•	E*TRADE Securities LLC (E*TRADE Securities) is a registered broker-dealer that clears and settles customer securities transactions.

•
E*TRADE Bank is a federally chartered savings bank that provides Federal Deposit Insurance Corporation (FDIC) insurance on qualifying amounts of customer deposits and provides other banking and cash management capabilities.

•
E*TRADE Savings Bank, a subsidiary of E*TRADE Bank, is a federally chartered savings bank that provides FDIC insurance on qualifying amounts of customer deposits and custody solutions for registered investment advisors (RIAs) through Trust Company of America (TCA).

•	E*TRADE Financial Corporate Services is a provider of software and services for managing equity compensation plans to our corporate clients.

•	E*TRADE Futures LLC (E*TRADE Futures) is a registered non-clearing Futures Commission Merchant (FCM) that provides clearing and settlement services for customer futures transactions.

•	E*TRADE Capital Management, LLC (E*TRADE Capital Management) is an RIA that provides investment advisory services for our customers.

E*TRADE Q2 2018 10-Q | Page 3

Delivering a powerful digital offering for our customers is a core pillar of our business strategy and we believe our focus on being a digital leader in the financial services industry is a competitive advantage. Our hybrid delivery model is available through the following award-winning digital platforms:

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

E*TRADE Q2 2018 10-Q | Page 4

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
As we continue to deliver on our capital plan initiatives, we are focused on generating and effectively deploying excess capital, including through our share repurchase program for the benefit of our shareholders.
Products and Services
We offer a broad range of products and services to our customers. Our core brokerage business is organized into four product areas: Trading, Investing, Corporate Services, and Advisor Services. Additionally, we offer banking and cash management capabilities, including deposit accounts insured by the FDIC, which are fully integrated into customer brokerage accounts. Among other features, customers have access to debit cards with ATM fee refunds, online and mobile bill pay, mobile check deposits, Apple Pay, and E*TRADE Line of Credit, a program which allows customers to borrow against the market value of securities pledged as collateral.
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
The Company markets trading products and services to self-directed investors and active traders. Products and services are delivered through web, desktop and mobile digital channels. Trading and investing tools are supported by guidance, including fixed income, options and futures specialists available on-call for customers. Other tools and resources include independent research and analytics, live and on-demand education, market commentary, and strategies, trading ideas and screeners for major asset classes.
Investing
The Company endeavors to help investors build wealth and address their long-term investing needs. Products and services include individual retirement accounts (IRAs), including Roth IRAs, and a suite of managed products and asset allocation models. These include our Core Portfolios, Blend Portfolios, Dedicated Portfolios, and Fixed Income Portfolios. Investors are provided a full suite of digital tools across the Company's web and mobile channels to address their investing needs. These include planning and allocation tools, education and editorial content.
The Company also offers guidance through a team of licensed financial consultants and Chartered Retirement Planning CounselorsSM at our 30 regional financial centers across the country. Guidance is also accessible through our two national financial centers by phone, email and online channels. Customers can receive complimentary portfolio reviews and personalized investment recommendations.

E*TRADE Q2 2018 10-Q | Page 5

Corporate Services
The Company provides stock plan administration services for both public and private companies. Through our industry-leading platform, Equity Edge Online, the Company offers management of employee stock option plans, employee stock purchase plans and restricted stock plans with fully-automated stock plan administration. Accounting, reporting and scenario modeling tools are also available. The integrated stock plan solutions include multi-currency settlement and delivery, disbursement in various currencies and streamlined tax calculation. Additionally, corporate clients are offered 10b5-1 plan design and implementation and SEC filing assistance. The Company's digital platforms allow participants in corporate client stock plans to view and manage their holdings. Participants have access to education tools, restricted stock sales support and dedicated stock plan service representatives. Our Corporate Services channel is an important driver of brokerage account and asset growth, serving as an introductory channel to the Company, with approximately 1.7 million individual stock plan accounts. Our corporate clients represent approximately 20% of S&P 500 companies and over 50% of publicly traded U.S. technology companies.
Advisor Services
As a result of the acquisition of TCA, which was completed on April 9, 2018, the Company has expanded its ability to provide technology solutions and custody services to independent RIAs. Liberty, our proprietary technology platform, includes sophisticated modeling, rebalancing, reporting and practice management capabilities that are fully customizable for the RIA. We expect our Advisor Services channel to provide access to a growing segment of our industry and help bolster the Company's ability to attract and retain customers in need of specialized and sophisticated customer service engagement.
For additional information about our business see Part I. Item 1. Business in the Annual Report on Form 10-K for the year ended December 31, 2017.
Financial Performance
Our net revenue is generated primarily from net interest income, commissions and fees and service charges.

•
Net interest income is largely impacted by the size of our balance sheet, our balance sheet mix, and average yields on our assets and liabilities. Net interest income is driven primarily from interest earned on investment securities, margin receivables, and our legacy loan portfolio, less interest incurred on interest-bearing liabilities, including deposits, customer payables, corporate debt and other borrowings.

•	Commissions revenue is generated by customer trades and is largely impacted by trade volume, trade type, and commission rates.

•
Fees and service charges revenue is mainly impacted by order flow revenue, fees earned on off-balance sheet customer cash and other assets, advisor management and custody fees, and mutual fund service fees.

Our net revenue is offset by non-interest expenses, the largest of which are compensation and benefits and advertising and market development.

E*TRADE Q2 2018 10-Q | Page 6

Significant Events in the Second Quarter of 2018
Completed Trust Company of America acquisition
On April 9, 2018, we completed the acquisition of TCA for a cash purchase price of $275 million. The acquisition is expected to benefit the Company as the RIA portion of our industry is growing and the Company expects to leverage the E*TRADE brand to accelerate growth. For additional information, see Note 2—Business Acquisition.
Issued $420 million of Senior Notes to redeem Trust Preferred Securities
In June 2018, we issued $420 million of 4.50% Senior Notes due 2028 (Senior Notes) with the intention of using the net proceeds from the sale of the Senior Notes to redeem trust preferred securities (TRUPs) issued by ETB Holdings, Inc. (ETB Holdings), the parent company of E*TRADE Bank. We substantially completed the redemption of TRUPs in July 2018 and expect to redeem the remaining outstanding TRUPs during the third quarter of 2018. For additional information, see Note 16—Subsequent Event.
Repurchased 3.0 million shares of our common stock
We continued to execute on our share repurchase program, under which the Board of Directors has authorized the repurchase of up to $1 billion of shares of our common stock. During the second quarter of 2018, the Company repurchased 3.0 million shares of common stock at an average price of $62.51, for a total of $188 million. As of June 30, 2018, we have repurchased 14.2 million shares of common stock at an average price of $48.64, for a total of $690 million since we began repurchasing shares under this authorization in the third quarter of 2017. As of August 2, 2018, we have subsequently repurchased an additional 2.3 million shares of common stock at an average price of $60.80.

E*TRADE Q2 2018 10-Q | Page 7

Key Performance Metrics
Management monitors a number of customer activity and corporate metrics to evaluate the Company’s performance. The most significant of these are displayed below along with the percentage variance for the three months ended June 30, 2018 from the same period in 2017. These metrics include the impact of the TCA acquisition as of and for the quarter ended June 30, 2018, as applicable.

Excluding the impact of the TCA acquisition, adjusted derivative DARTs represented 34% of total DARTs.

E*TRADE Q2 2018 10-Q | Page 8

Excluding the impact of the TCA acquisition, net new brokerage accounts were 40,002.	Excluding the impact of the TCA acquisition, the adjusted annualized net new brokerage account growth rate was 4.3%.

E*TRADE Q2 2018 10-Q | Page 9

Excluding the impact of the TCA acquisition, net new brokerage assets were $2.5 billion.	Excluding the impact of the TCA acquisition, the adjusted annualized net new brokerage asset growth rate was 2.8%.

Daily Average Revenue Trades (DARTs) is the predominant driver of commissions revenue from our customers. DARTs were 258,844 and 283,549 for the three and six months ended June 30, 2018, respectively, compared to 208,205 and 207,717 for the same periods in 2017. DARTs for the three and six months ended June 30, 2018 include 2,850 and 1,459, respectively, as a result of the TCA acquisition.
Derivative DARTs, a key driver of commissions revenue, is the daily average number of options and futures trades, and Derivative DARTs percentage is the mix of options and futures as a component of total DARTs. Derivative DARTs were 86,848 and 92,123 for the three and six months ended June 30, 2018, respectively, compared to 66,350 and 62,743 for the same periods in 2017. Derivative DARTs represented 34% and 32% of total DARTs for the three and six months ended June 30, 2018, respectively, compared to 32% and 30% for the same periods in 2017. Excluding the impact of the TCA acquisition on total DARTs, the adjusted derivative DARTs represented 34% and 32% of total DARTs, for the three and six months ended June 30, 2018, respectively.

E*TRADE Q2 2018 10-Q | Page 10

Average commission per trade is an indicator of changes in our customer mix, product mix and/or product pricing. Average commission per trade was $7.31 and $7.29 for the three and six months ended June 30, 2018, respectively, compared to $8.02 and $8.93 for the same periods in 2017. Average commission per trade for the three and six months ended June 30, 2018 was impacted by our reduced commission rates for equity and options trades effective March 13, 2017, which were as follows:

•	Stock, options and ETF trade commissions reduced to $6.95 from $9.99

•	For active traders, commissions reduced to $4.95 from $7.99 and options charges reduced to $0.50 per contract from $0.75; trades required for active trader tier reduced to 30 per quarter from 150
End of period brokerage accounts and net new brokerage accounts are indicators of our ability to attract and retain brokerage customers. End of period brokerage accounts were 3.9 million and 3.6 million at June 30, 2018 and 2017, respectively. Net new brokerage accounts were 187,642 and 247,327 for the three and six months ended June 30, 2018, respectively, compared to 41,271 and 99,486 for the same periods in 2017. Our annualized net new brokerage account growth rate was 20.3% and 13.6% for the three and six months ended June 30, 2018, respectively, compared to 4.7% and 5.7% for the same periods in 2017. Net new and end of period brokerage accounts for the three and six months ended June 30, 2018 include 147,640 accounts as a result of the TCA acquisition. Excluding the impact of this item, the adjusted annualized net new brokerage account growth rate was 4.3% and 5.5% for the three and six months ended June 30, 2018.
Customer margin balances represents credit extended to customers to finance their purchases of securities by borrowing against securities they own and is a key driver of net interest income. Customer margin balances were $11.0 billion and $8.2 billion at June 30, 2018 and 2017, respectively.
Customer assets is an indicator of the value of our relationship with the customer. An increase generally indicates that the use of our products and services by new and existing customers is expanding. Changes in this metric are also driven by changes in the valuations of our customers' underlying securities. Customer assets were $440.7 billion and $348.2 billion at June 30, 2018 and 2017, respectively.
Brokerage related cash is an indicator of the level of engagement with our brokerage customers and is a key driver of net interest income as well as fees and service charges revenue, which includes fees earned on customer cash held by third parties. Brokerage related cash was $52.8 billion and $51.7 billion at June 30, 2018 and 2017, respectively.
Net new brokerage assets is total inflows to new and existing brokerage accounts less total outflows from closed and existing brokerage accounts. The net new brokerage assets metric is a general indicator of the use of our products and services by new and existing brokerage customers. Net new brokerage assets were $21.1 billion and $26.4 billion for the three and six months ended June 30, 2018, respectively, compared to $2.6 billion and $6.8 billion for the same periods in 2017. During the three and six months ended June 30, 2018, our annualized net new brokerage asset growth rate was 24.2% and 15.5%, respectively, compared to 3.5% and 4.9% for the same periods in 2017. Net new brokerage assets for the three and six months ended June 30, 2018 includes $18.6 billion as a result of the TCA acquisition. Excluding the impact of this item, the adjusted annualized net new brokerage asset growth rate was 2.8% and 4.6% for the three and six months ended June 30, 2018, respectively.
Managed products represents customer assets in our Core Portfolio, Blend Portfolio, Dedicated Portfolio and Fixed Income Portfolios. Managed products are a driver of fees and service charges revenue. Managed products were $5.8 billion and $4.6 billion at June 30, 2018 and 2017, respectively.

E*TRADE Q2 2018 10-Q | Page 11

Corporate Metrics:

E*TRADE Q2 2018 10-Q | Page 12

Operating margin is the percentage of net revenue that results in income before income taxes and is an indicator of the Company's profitability. Operating margin was 49% and 48% for the three and six months ended June 30, 2018, respectively, compared to 55% and 48% for the same periods in 2017.
Adjusted operating margin is a non-GAAP measure that provides useful information about our ongoing operating performance by excluding the provision (benefit) for loan losses which is not viewed as a key factor governing our investment in the business and is excluded by management when evaluating operating margin performance. Adjusted operating margin was 46% and 45% for the three and six months ended June 30, 2018, respectively, compared to 38% for both periods in 2017. See MD&A—Earnings Overview for a reconciliation of adjusted operating margin to operating margin.
Corporate cash, a non-GAAP measure, is a component of cash and equivalents and represents the primary source of capital above and beyond the capital deployed in our regulated subsidiaries. Cash and equivalents was $532 million and $1.1 billion at June 30, 2018 and 2017, respectively, while corporate cash was $943 million and $478 million for the same periods. See MD&A—Liquidity and Capital Resources for a reconciliation of corporate cash to cash and equivalents.
Tier 1 leverage ratio is an indicator of capital adequacy for E*TRADE Financial and E*TRADE Bank. Tier 1 leverage ratio is Tier 1 capital divided by adjusted average assets for leverage capital purposes. E*TRADE Financial's Tier 1 leverage ratio was 7.1% and 7.5% at June 30, 2018 and 2017, respectively. E*TRADE Bank's Tier 1 leverage ratio was 7.2% and 8.0% at June 30, 2018 and 2017, respectively. See MD&A—Liquidity and Capital Resources for additional information, including the calculation of regulatory capital ratios.
Interest-earning assets, along with net interest margin, is an indicator of our ability to generate net interest income. Average interest-earning assets were $60.0 billion and $59.9 billion for the three and six months ended June 30, 2018, respectively, compared to $51.9 billion and $50.3 billion for the same periods in 2017.
Net interest margin is a measure of the net yield on our average interest-earning assets. Net interest margin is calculated for a given period by dividing the annualized sum of net interest income by average interest-earning assets. Net interest margin was 3.02% and 3.00% for the three and six months ended June 30, 2018, respectively, compared to 2.74% and 2.68% for the same periods in 2017.
Total employees were 4,095 and 3,614 at June 30, 2018 and 2017, respectively.

E*TRADE Q2 2018 10-Q | Page 13

Regulatory Developments
In April 2016, the US Department of Labor (DOL) published its final Conflicts of Interest Rule- Retirement Investment Advice regulations under the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code of 1986 (Fiduciary Rule). The Fiduciary Rule generally subjects particular persons, such as broker-dealers and other financial advisors providing investment advice to individual retirement accounts and other qualified retirement plans and accounts, to fiduciary duties and additional regulatory restrictions for a wider range of customer interactions. On March 5, 2018, the Fifth Circuit Court of Appeals issued a decision vacating the Fiduciary Rule in its entirety, and on June 21, 2018, following expiration of the appeals period for the decision and resolution of certain motions for appeal and intervention, issued a mandate making the decision effective.
In May 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018 (EGRRCPA) was passed. The EGRRCPA amended provisions in the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act) as well as other statutes administered by the Federal Reserve Board, the Office of the Comptroller of the Currency, and the FDIC (collectively, the “federal banking agencies”). In July 2018, the federal banking agencies issued a joint release clarifying that as a result of the passage of EGRRCPA, certain requirements, including company-run stress testing requirements under the Dodd-Frank Act, would no longer be required for savings and loan holding companies and banks with less than $100 billion in total consolidated assets, such as the Company and E*TRADE Bank. In addition the Federal Reserve Board issued a separate statement clarifying that, pursuant to EGRRCPA, it will not take action to enforce certain regulatory and reporting requirements, including the modified liquidity coverage ratio (LCR) for firms, like the Company, with less than $100 billion in total consolidated assets. See MD&A - Liquidity and Capital Resources for further information.

E*TRADE Q2 2018 10-Q | Page 14

EARNINGS OVERVIEW
We generated net income of $250 million and $497 million on total net revenue of $710 million and $1.4 billion for the three and six months ended June 30, 2018, respectively. The following chart presents a reconciliation of net income for the three months ended June 30, 2017 to net income for the three months ended June 30, 2018 (dollars in millions):

(1)
Includes clearing and servicing, professional services, occupancy and equipment, depreciation and amortization, FDIC insurance premiums, amortization of other intangibles, restructuring and acquisition-related activities and other non-interest expenses.

E*TRADE Q2 2018 10-Q | Page 15

The following table presents significant components of the consolidated statement of income (dollars in millions except per share amounts):

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
			2018 vs. 2017				2018 vs. 2017
	2018	2017	Amount	%	2018	2017	Amount	%
Net interest income	$453	$356	$97	27%	$898	$675	$223	33%
Total non-interest income	257	221	36	16%	520	455	65	14%
Total net revenue	710	577	133	23%	1,418	1,130	288	25%
Provision (benefit) for loan losses	(19)	(99)	80	(81)%	(40)	(113)	73	(65)%
Total non-interest expense	384	359	25	7%	779	701	78	11%
Income before income tax expense	345	317	28	9%	679	542	137	25%
Income tax expense	95	124	(29)	(23)%	182	204	(22)	(11)%
Net income	$250	$193	$57	30%	$497	$338	$159	47%
Preferred stock dividends	—	—	—	—%	12	13	(1)	(8)%
Net income available to common shareholders	$250	$193	$57	30%	$485	$325	$160	49%
Diluted earnings per common share	$0.95	$0.70	$0.25	36%	$1.82	$1.17	$0.65	56%
Net income increased 30% to $250 million and 47% to $497 million for the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017. Net income available to common shareholders was $250 million and $485 million for the three and six months ended June 30, 2018, respectively, which reflects $12 million in preferred stock dividends in the first quarter of 2018, compared to $193 million and $325 million for the three and six months ended, June 30, 2017, which reflects $13 million in preferred stock dividends in the first quarter of 2017.
The increase in net income for both periods was primarily driven by higher interest income due to a larger average balance sheet and an improvement in net interest margin, as well as higher commissions and fees and service charges. These increases were partially offset by a lower benefit for loan losses and higher non-interest expense due primarily to increased compensation and benefits and advertising and market development expenses. A lower effective tax rate resulting from federal tax reform also added to the increase in net income in 2018.
Net Revenue
The following table presents the significant components of net revenue (dollars in millions):

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
			2018 vs. 2017				2018 vs. 2017
	2018	2017	Amount	%	2018	2017	Amount	%
Net interest income	$453	$356	$97	27%	$898	$675	$223	33%
Commissions	121	105	16	15%	258	232	26	11%
Fees and service charges	110	98	12	12%	215	184	31	17%
Gains on securities and other, net	15	7	8	114%	25	17	8	47%
Other revenue	11	11	—	—%	22	22	—	—%
Total non-interest income	257	221	36	16%	520	455	65	14%
Total net revenue	$710	$577	$133	23%	$1,418	$1,130	$288	25%

E*TRADE Q2 2018 10-Q | Page 16

Net Interest Income
Net interest income increased 27% to $453 million and 33% to $898 million for the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017. Net interest income is earned primarily through investment securities, margin receivables and our legacy mortgage and consumer loan portfolio, offset by funding costs.
The following table presents average balance sheet data and interest income and expense data, as well as the related net interest margin, yields and rates (dollars in millions):

	Three Months Ended June 30,
	2018			2017
	Average Balance	Interest Inc./Exp.	Average Yield/ Cost	Average Balance	Interest Inc./Exp.	Average Yield/ Cost
Cash and equivalents	$533	$2	1.66%	$890	$2	0.87%
Cash required to be segregated under federal or other regulations	753	4	1.95%	1,355	3	0.94%
Investment securities(1)	44,973	303	2.69%	37,922	232	2.45%
Margin receivables	10,291	118	4.60%	7,258	75	4.14%
Loans(2)	2,468	33	5.32%	3,332	41	4.88%
Broker-related receivables and other	949	4	1.74%	1,142	1	0.20%
Subtotal interest-earning assets	59,967	464	3.10%	51,899	354	2.73%
Other interest revenue(3)	—	25		—	24
Total interest-earning assets	59,967	489	3.26%	51,899	378	2.91%
Total non-interest-earning assets	4,364			4,951
Total assets	$64,331			$56,850

Deposits	$43,006	$8	0.07%	$37,894	$1	0.01%
Customer payables	9,533	4	0.16%	8,686	2	0.06%
Broker-related payables and other	2,207	3	0.65%	1,237	—	0.00%
Other borrowings	829	8	3.77%	674	5	3.18%
Corporate debt	1,042	10	3.68%	991	13	5.41%
Subtotal interest-bearing liabilities	56,617	33	0.23%	49,482	21	0.17%
Other interest expense(4)	—	3		—	1
Total interest-bearing liabilities	56,617	36	0.25%	49,482	22	0.18%
Total non-interest-bearing liabilities	633			884
Total liabilities	57,250			50,366
Total shareholders' equity	7,081			6,484
Total liabilities and shareholders' equity	$64,331			$56,850
Excess interest earning assets over interest bearing liabilities/net interest income/net interest margin	$3,350	$453	3.02%	$2,417	$356	2.74%

(1)
For the three months ended June 30, 2018, includes $5 million net loss related to fair value hedging adjustments, previously referred to as hedge ineffectiveness. Amounts prior to 2018 have not been reclassified to conform to current period presentation and continue to be reflected within the gains on securities and other, net line item. See Note 8—Derivative Instruments and Hedging Activities for additional information.

(2)
Nonaccrual loans are included in the average loan balances. Interest payments received on nonaccrual loans are recognized on a cash basis in interest income until it is doubtful that full payment will be collected, at which point payments are applied to principal.

(3)	Represents interest income on securities loaned.

(4)	Represents interest expense on securities borrowed.

E*TRADE Q2 2018 10-Q | Page 17

	Six Months Ended June 30,
	2018			2017
	Average Balance	Interest Inc./Exp.	Average Yield/ Cost	Average Balance	Interest Inc./Exp.	Average Yield/ Cost
Cash and equivalents	$668	$5	1.52%	$1,116	$4	0.73%
Cash required to be segregated under federal or other regulations	774	7	1.78%	1,519	6	0.81%
Investment securities(1)	45,083	593	2.63%	36,030	437	2.43%
Margin receivables	9,881	221	4.51%	7,021	141	4.04%
Loans(2)	2,548	66	5.19%	3,469	84	4.82%
Broker-related receivables and other	949	8	1.65%	1,131	1	0.16%
Subtotal interest-earning assets	59,903	900	3.01%	50,286	673	2.68%
Other interest revenue(3)	—	57		—	46
Total interest-earning assets	59,903	957	3.20%	50,286	719	2.87%
Total non-interest-earning assets	4,574			5,100
Total assets	$64,477			$55,386

Deposits	$43,092	$10	0.04%	$36,390	$2	0.01%
Customer payables	9,544	5	0.11%	8,686	3	0.06%
Broker-related payables and other	1,889	4	0.47%	1,199	—	0.00%
Other borrowings	880	15	3.42%	584	10	3.46%
Corporate debt	1,017	19	3.65%	992	27	5.40%
Subtotal interest-bearing liabilities	56,422	53	0.19%	47,851	42	0.17%
Other interest expense(4)	—	6		—	2
Total interest-bearing liabilities	56,422	59	0.21%	47,851	44	0.18%
Total non-interest-bearing liabilities	979			1,142
Total liabilities	57,401			48,993
Total shareholders' equity	7,076			6,393
Total liabilities and shareholders' equity	$64,477			$55,386
Excess interest earning assets over interest bearing liabilities/net interest income/net interest margin	$3,481	$898	3.00%	$2,435	$675	2.68%

(1)
For the six months ended June 30, 2018, includes an $8 million net loss related to fair value hedging adjustments, previously referred to as hedge ineffectiveness. Amounts prior to 2018 have not been reclassified to conform to current period presentation and continue to be reflected within the gains on securities and other, net line item. See Note 8—Derivative Instruments and Hedging Activities for additional information.

(2)
Nonaccrual loans are included in the average loan balances. Interest payments received on nonaccrual loans are recognized on a cash basis in interest income until it is doubtful that full payment will be collected, at which point payments are applied to principal.

(3)	Represents interest income on securities loaned.

(4)	Represents interest expense on securities borrowed.
Average interest-earning assets increased 16% to $60.0 billion and 19% to $59.9 billion for the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017. The fluctuation in interest-earning assets is generally driven by changes in interest-bearing liabilities, primarily deposits and customer payables. Average interest-bearing liabilities increased 14% to $56.6 billion and 18% to $56.4 billion for the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017. The increase during both periods was primarily due to higher deposits as a result of transferring customer cash held by third parties to our balance sheet throughout 2017 and early 2018 partially offset by customer net buying during the current period.

E*TRADE Q2 2018 10-Q | Page 18

Net interest margin increased 28 basis points to 3.02% and 32 basis points to 3.00% for the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017. Net interest margin is driven by the mix of average asset and liability balances and the interest rates earned or paid on those balances. The increase during the three and six months ended June 30, 2018, compared to 2017 is due to higher interest rates earned on higher margin receivables and investment securities balances and increased securities lending activities, partially offset by the continued run-off of our higher yielding legacy mortgage and consumer loan portfolio. Additionally, funding costs increased primarily due to increased rates paid on customer deposits, partially offset by lower corporate debt service costs.
Commissions
Commissions revenue increased 15% to $121 million and 11% to $258 million for the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017. The primary factors that affect commissions revenue are DARTs, average commission per trade and the number of trading days.
DARTs volume increased 24% to 258,844 and 37% to 283,549 for the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017. The increase during the three and six months ended June 30, 2018 was mainly driven by continued improved market sentiment along with the higher volatility of the equity markets. Derivative DARTs volume increased 31% to 86,848 and 47% to 92,123 for the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017. Derivative DARTs represented 34% and 32% of total DARTs for the three and six months ended June 30, 2018, respectively, compared to 32% and 30% of trading volume for the same periods in 2017.
Average commission per trade decreased 9% to $7.31 and 18% to $7.29 for the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017. Average commission per trade is impacted by customer mix and differing commission rates on various trade types (e.g. equities, derivatives, stock plan and mutual funds). Average commission per trade for the six months ended June 30, 2018 was also impacted by reduced commission rates implemented in March 2017 as well as the continued migration of customers to lower active trader commission pricing.

E*TRADE Q2 2018 10-Q | Page 19

Fees and Service Charges
The following table presents the significant components of fees and service charges (dollars in millions):

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
			2018 vs. 2017				2018 vs. 2017
	2018	2017	Amount	%	2018	2017	Amount	%
Order flow revenue	$43	$34	$9	26%	$90	$65	$25	38%
Money market funds and sweep deposits revenue(1)	18	26	(8)	(31)%	35	48	(13)	(27)%
Advisor management and custody fees	16	9	7	78%	27	17	10	59%
Mutual fund service fees	12	10	2	20%	23	19	4	21%
Foreign exchange revenue	6	6	—	—%	14	14	—	—%
Reorganization fees	4	5	(1)	(20)%	7	8	(1)	(13)%
Other fees and service charges	11	8	3	38%	19	13	6	46%
Total fees and service charges	$110	$98	$12	12%	$215	$184	$31	17%

(1)
Includes revenue earned on average customer cash held by third parties based on the federal funds rate or LIBOR plus a negotiated spread or other contractual arrangements with the third party institutions.

Fees and service charges increased 12% to $110 million and 17% to $215 million for the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017 primarily driven by increased order flow revenue due to higher trade volume and improved rates as well as increased advisor management and custody fees as a result of the acquisition of TCA for the three and six months ended June 30, 2018. This increase was partially offset by decreased money market funds and sweep deposits revenue driven by lower customer cash balances held by third parties as a result of transferring cash onto our balance sheet. The impact of the lower balances was partially offset by a higher gross yield of approximately 140 and 135 basis points for the three and six months ended June 30, 2018, respectively, compared to approximately 90 and 70 basis points for the same periods in 2017.
Gains on Securities and Other, Net
The following table presents the significant components of gains on securities and other, net (dollars in millions):

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
			2018 vs. 2017				2018 vs. 2017
	2018	2017	Amount	%	2018	2017	Amount	%
Gains on available-for-sale securities	$11	$10	$1	10%	$22	$18	$4	22%
Equity method investment income (loss) and other(1)(2)	4	(3)	7	(233)%	3	(1)	4	(400)%
Gains on securities and other, net	$15	$7	$8	114%	$25	$17	$8	47%

(1)	Includes $4 million in gains on Community Reinvestment Act (CRA) equity investments for the three months ended June 30, 2018.

(2)
Includes a loss of $2 million and $3 million on hedge ineffectiveness for the three and six months ended June 30, 2017. Beginning January 1, 2018, fair value hedging adjustments are recognized within net interest income. See Note 1—Organization, Basis of Presentation and Summary of Significant Accounting Policies for additional information.

E*TRADE Q2 2018 10-Q | Page 20

Provision (Benefit) for Loan Losses
We recognized a benefit for loan losses of $19 million and $40 million for the three and six months ended June 30, 2018, respectively, compared to a benefit of $99 million and $113 million for the same periods in 2017. The timing and magnitude of the provision (benefit) for loan losses is affected by many factors that could result in variability. These benefits reflected better than expected performance of our portfolio as well as recoveries in excess of prior expectations, including recoveries of previous charge-offs that were not included in our loss estimates. For additional information on management's estimate of the allowance for loan losses, see Note 7—Loans Receivable, Net.
Non-Interest Expense
The following table presents the significant components of non-interest expense (dollars in millions):

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
			2018 vs. 2017				2018 vs. 2017
	2018	2017	Amount	%	2018	2017	Amount	%
Compensation and benefits	$160	$133	$27	20%	$312	$269	$43	16%
Advertising and market development	47	42	5	12%	107	85	22	26%
Clearing and servicing	30	33	(3)	(9)%	66	65	1	2%
Professional services	25	24	1	4%	47	46	1	2%
Occupancy and equipment	30	29	1	3%	60	56	4	7%
Communications	28	36	(8)	(22)%	59	61	(2)	(3)%
Depreciation and amortization	23	20	3	15%	45	40	5	13%
FDIC insurance premiums	9	8	1	13%	18	16	2	13%
Amortization of other intangibles	12	9	3	33%	22	18	4	22%
Restructuring and acquisition-related activities	2	4	(2)	(50)%	2	8	(6)	(75)%
Other non-interest expenses	18	21	(3)	(14)%	41	37	4	11%
Total non-interest expense	$384	$359	$25	7%	$779	$701	$78	11%
Compensation and Benefits
Compensation and benefits expense increased 20% to $160 million and 16% to $312 million for the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017. The expense increase was primarily driven by a 9% and 13% increase in headcount as a result of the TCA acquisition and growth in our business as well as higher benefits and incentive compensation.
Advertising and Market Development
Advertising and market development expense increased 12% to $47 million and 26% to $107 million for the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017. This planned increase was primarily due to higher media and brand production spend resulting from our increased focus on accelerating the growth of our business by increasing engagement across new and existing customers.

E*TRADE Q2 2018 10-Q | Page 21

Communications
Communications expense decreased 22% to $28 million and 3% to $59 million for the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017. The decrease in the second quarter of 2018 was primarily driven by decreased market data fees as compared to the same period in 2017 when we updated our accrual estimate and recognized $9 million related to previous usage.
Restructuring and Acquisition-Related Activities
Restructuring and acquisition-related activities expenses decreased 50% and 75% to $2 million for the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017. Restructuring and acquisition-related activities during the three and six months ended June 30, 2018 reflected $2 million of acquisition-related expenses in connection with the closing of the TCA acquisition. The restructuring costs for the three and six months ended June 30, 2017 primarily related to the integration of OptionsHouse.
Operating Margin
Operating margin was 49% and 48% for the three and six months ended June 30, 2018, respectively, compared to 55% and 48% for the same periods in 2017. Adjusted operating margin, a non-GAAP measure, was 46% and 45% for the three and six months ended June 30, 2018, respectively, compared to 38% for both periods in 2017.
Adjusted operating margin is a non-GAAP measure calculated by dividing adjusted income before income tax expense by total net revenue. Adjusted income before income tax expense, a non-GAAP measure, excludes provision (benefit) for loan losses. The following table presents a reconciliation of adjusted income before income tax expense and adjusted operating margin, non-GAAP measures, to the most directly comparable GAAP measures (dollars in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
	Amount	Operating Margin %	Amount	Operating Margin %	Amount	Operating Margin %	Amount	Operating Margin %
Income before income tax expense / operating margin	$345	49%	$317	55%	$679	48%	$542	48%
Provision (benefit) for loan losses	(19)		(99)		(40)		(113)
Adjusted income before income tax expense / adjusted operating margin	$326	46%	$218	38%	$639	45%	$429	38%
Income Tax Expense
Income tax expense was $95 million and $182 million for the three and six months ended June 30, 2018, respectively, compared to $124 million and $204 million for the same periods in 2017. The effective tax rate was 27% for both the three and six months ended June 30, 2018, respectively, compared to 39% and 38% for the same periods in 2017. The lower effective tax rate for both the three and six months ended June 30, 2018 includes the impact of federal tax reform, which resulted in a lower federal tax rate beginning January 1, 2018.

E*TRADE Q2 2018 10-Q | Page 22

BALANCE SHEET OVERVIEW
The following table presents the significant components of the consolidated balance sheet (dollars in millions):

			Variance
	June 30,	December 31,	2018 vs. 2017
	2018	2017	Amount	%
Assets:
Cash and equivalents	$532	$931	$(399)	(43)%
Segregated cash	620	872	(252)	(29)%
Investment securities(1)	45,009	44,518	491	1%
Margin receivables	10,955	9,071	1,884	21%
Loans receivable, net	2,375	2,654	(279)	(11)%
Receivables from brokers, dealers and clearing organizations	626	1,178	(552)	(47)%
Goodwill and other intangibles, net	2,888	2,654	234	9%
Other(2)	1,348	1,487	(139)	(9)%
Total assets	$64,353	$63,365	$988	2%
Liabilities and shareholders’ equity:
Deposits	$42,664	$42,742	$(78)	—%
Customer payables	9,959	9,449	510	5%
Payables to brokers, dealers and clearing organizations	1,666	1,542	124	8%
Other borrowings	1,259	910	349	38%
Corporate debt	1,408	991	417	42%
Other liabilities	494	800	(306)	(38)%
Total liabilities	57,450	56,434	1,016	2%
Shareholders’ equity	6,903	6,931	(28)	—%
Total liabilities and shareholders’ equity	$64,353	$63,365	$988	2%

(1)	Includes balance sheet line items available-for-sale and held-to-maturity securities.

(2)
Includes balance sheet line items property and equipment, net and other assets. Other assets includes deferred tax assets, net due to a presentation change beginning January 1, 2018. See Note 1—Organization, Basis of Presentation and Summary of Significant Accounting Policies for additional information.

Cash and Equivalents
Cash and equivalents decreased 43% to $532 million during the six months ended June 30, 2018. Cash and equivalents will fluctuate based on a variety of factors, including, among other drivers, liquidity needs at the parent, customer activity at our regulated subsidiaries, and the timing of investments at E*TRADE Bank. For additional information on our use of cash and equivalents, see MD&A—Liquidity and Capital Resources and the consolidated statement of cash flows.

E*TRADE Q2 2018 10-Q | Page 23

Segregated Cash
Cash required to be segregated under federal or other regulations decreased 29% to $620 million during the six months ended June 30, 2018. The level of segregated cash is driven largely by customer payables and securities lending balances we hold as liabilities compared with the amount of margin receivables and securities borrowed balances we hold as assets. The excess represents customer cash that we are required by our regulators to segregate for the exclusive benefit of our brokerage customers. At June 30, 2018 and December 31, 2017, $525 million and $800 million, respectively, of reverse repurchase agreements between E*TRADE Securities and E*TRADE Bank, representing investments that were also segregated under federal or other regulations by E*TRADE Securities, were eliminated in consolidation.
Investment Securities
The following table presents the significant components of available-for-sale and held-to-maturity securities (dollars in millions):

			Variance
	June 30,	December 31,	2018 vs. 2017
	2018	2017	Amount	%
Available-for-sale securities:
Debt securities:
Agency mortgage-backed securities	$22,314	$19,195	$3,119	16%
Other debt securities	1,496	1,477	19	1%
Total debt securities	23,810	20,672	3,138	15%
Publicly traded equity securities(1)	—	7	(7)	(100)%
Total available-for-sale securities	$23,810	$20,679	$3,131	15%
Held-to-maturity securities:
Agency mortgage-backed securities	$17,752	$20,502	$(2,750)	(13)%
Other debt securities	3,447	3,337	110	3%
Total held-to-maturity securities	$21,199	$23,839	$(2,640)	(11)%
Total investment securities	$45,009	$44,518	$491	1%

(1)
Consists of investments in a CRA-related mutual fund. At June 30, 2018, these equity securities are included in other assets on the consolidated balance sheet as a result of the adoption of amended accounting guidance related to the classification and measurement of financial instruments. See Note 1—Organization, Basis of Presentation and Summary of Significant Accounting Policies for additional information.

Securities represented 70% of total assets at both June 30, 2018 and December 31, 2017. We classify debt securities as available-for-sale or held-to-maturity based on our investment strategy and management’s assessment of our intent and ability to hold the debt securities until maturity. The following portfolio transfers occurred during the three months ended March 31, 2018:

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

E*TRADE Q2 2018 10-Q | Page 24

See Note 1—Organization, Basis of Presentation and Summary of Significant Accounting Policies, Note 6—Available-for-Sale and Held-to-Maturity Securities and Note 12—Shareholders' Equity for additional information.
Margin Receivables
Margin receivables increased 21% to $11.0 billion during the six months ended June 30, 2018. We believe recent market appreciation of customer assets provided additional capacity which, coupled with market sentiment, drove the increase in margin receivables.
Loans Receivable, Net
The following table presents the significant components of loans receivable, net (dollars in millions):

			Variance
	June 30,	December 31,	2018 vs. 2017
	2018	2017	Amount	%
One- to four-family	$1,245	$1,432	$(187)	(13)%
Home equity	956	1,097	(141)	(13)%
Consumer and other(1)	219	188	31	16%
Total loans receivable	2,420	2,717	(297)	(11)%
Unamortized premiums, net	9	11	(2)	(18)%
Subtotal	2,429	2,728	(299)	(11)%
Less: Allowance for loan losses	54	74	(20)	(27)%
Total loans receivable, net	$2,375	$2,654	$(279)	(11)%

(1)
In 2017 we introduced E*TRADE Line of Credit, a securities-based lending product, where customers can borrow against the market value of their securities pledged as collateral. The drawn amount and unused credit line amount totaled $75 million and $132 million, respectively, as of June 30, 2018 and $12 million and $35 million, respectively, as of December 31, 2017.

Loans receivable, net decreased 11% to $2.4 billion during the six months ended June 30, 2018. We expect the remaining legacy mortgage and consumer loan portfolio to continue its run-off for the foreseeable future. As our portfolio has seasoned and substantially all interest-only loans have converted to amortizing, we continue to assess underlying performance, the economic environment, and the value of the portfolio in the marketplace. While it is our intention to hold these loans, if the markets improve our strategy could change. For additional information on management's estimate of the allowance for loan losses, see Note 7—Loans Receivable, Net.

E*TRADE Q2 2018 10-Q | Page 25

Receivables from and Payables to Brokers, Dealers and Clearing Organizations
The following table presents the significant components of receivables from and payables to brokers, dealers and clearing organizations (dollars in millions):

			Variance
	June 30,	December 31,	2018 vs. 2017
	2018	2017	Amount	%
Receivables:
Securities borrowed	$156	$740	$(584)	(79)%
Receivables from clearing organizations	417	376	41	11%
Other	53	62	(9)	(15)%
Total	$626	$1,178	$(552)	(47)%

Payables:
Securities loaned	$1,630	$1,373	$257	19%
Payables to clearing organizations	6	123	(117)	(95)%
Other	30	46	(16)	(35)%
Total	$1,666	$1,542	$124	8%
Securities borrowed decreased 79% to $156 million during the six months ended June 30, 2018. The decrease was driven by a lower demand for securities to cover customer short positions during the period.
Securities loaned increased 19% to $1.6 billion during the six months ended June 30, 2018. The increase was driven by funding requirements at E*TRADE Securities, primarily to support increased margin lending activity. For additional information on E*TRADE Securities liquidity, see MD&A—Liquidity and Capital Resources.
Goodwill and Other Intangibles, Net
Goodwill and other intangibles, net increased 9% to $2.9 billion during the six months ended June 30, 2018. The increase was driven by the addition of goodwill and other intangibles in connection with the TCA acquisition. See Note 2—Business Acquisition for additional information.
Deposits
The following table presents the significant components of deposits (dollars in millions):

			Variance
	June 30,	December 31,	2018 vs. 2017
	2018	2017	Amount	%
Sweep deposits	$37,794	$37,734	$60	—%
Savings deposits	2,859	2,912	(53)	(2)%
Other deposits	2,011	2,096	(85)	(4)%
Total deposits	$42,664	$42,742	$(78)	—%
Deposits represented 74% and 76% of total liabilities at June 30, 2018 and December 31, 2017, respectively.

E*TRADE Q2 2018 10-Q | Page 26

Brokerage Related Cash
The majority of the deposits balance, specifically sweep deposits, is included in brokerage related cash, which is reported as a customer activity metric. The following table presents the significant components of total brokerage related cash (dollars in millions):

			Variance
	June 30,	December 31,	2018 vs. 2017
	2018	2017	Amount	%
Brokerage customer cash held on balance sheet:
Sweep deposits	$37,794	$37,734	$60	—%
Customer payables	9,959	9,449	510	5%
Subtotal	47,753	47,183	570	1%
Customer cash held by third parties(1):
Sweep deposits	3,505	4,724	(1,219)	(26)%
Money market funds and other	1,552	1,016	536	53%
Subtotal	5,057	5,740	(683)	(12)%
Total brokerage related cash	$52,810	$52,923	$(113)	—%

(1)
Customer cash held by third parties is maintained at unaffiliated financial institutions. Customer cash held by third parties is not reflected on our consolidated balance sheet and is not immediately available for liquidity purposes.

We offer the following sweep deposit account programs to our brokerage customers:

•	Extended insurance sweep deposit account (ESDA) program

•
E*TRADE Cash Account Program offered by E*TRADE Savings Bank for uninvested cash held in eligible custodial accounts as part of the Advisor Services offering launched in connection with the TCA acquisition

•	Retirement sweep deposit account (RSDA) program for retirement plan customers launched in the second quarter of 2018
The programs utilize our bank subsidiaries, in combination with additional third party program banks, to allow customers the ability to have aggregate deposits they hold in the programs insured up to $500,000 or $1,250,000 for each category of legal ownership depending on the program. As of June 30, 2018, 99% of sweep deposits were in these programs. Sweep deposits on balance sheet are held at bank subsidiaries and are included in the deposits line item on our consolidated balance sheet.
Other Borrowings
Other borrowings are summarized as follows (dollars in millions):

			Variance
	June 30,	December 31,	2018 vs. 2017
	2018	2017	Amount	%
FHLB advances	$850	$500	$350	70%
Trust preferred securities	409	410	(1)	—%
Total other borrowings	$1,259	$910	$349	38%
Other borrowings increased 38% to $1.3 billion during the six months ended June 30, 2018, as we utilized more Federal Home Loan Bank (FHLB) advances for short-term liquidity and funding requirements. See MD&A—Liquidity and Capital Resources for additional information on liquidity and funding sources.

E*TRADE Q2 2018 10-Q | Page 27

Corporate Debt
Corporate debt increased 42% to $1.4 billion during the six months ended June 30, 2018, as we issued the Senior Notes with the intention of using the net proceeds from the issuance of the Senior Notes to redeem our TRUPs. We substantially completed the redemption of TRUPs in July 2018 and expect to redeem the remaining outstanding TRUPs during the third quarter of 2018. See Note 11—Corporate Debt, Note 15—Commitments, Contingencies and Other Regulatory Matters and Note 16—Subsequent Event.

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
Liquidity
Our liquidity needs are primarily driven by capital needs at E*TRADE Bank and E*TRADE Securities as well as by the interest due on our corporate debt and the amount of dividend payments on our preferred stock. Our banking and brokerage subsidiaries' liquidity needs are driven primarily by the level and volatility of our customer activity. Management maintains a set of liquidity sources and monitors certain business trends and market metrics closely in an effort to ensure we have sufficient liquidity. Potential loans by E*TRADE Bank to the parent company and the parent company's other non-bank subsidiaries are subject to various quantitative, arm’s length, collateralization, capital and other requirements. The Company expects to use existing cash during the fourth quarter of 2018 to fund the acquisition of approximately one million retail brokerage accounts from Capital One.
The Company became subject to the modified LCR requirement beginning April 1, 2018 which required the Company to hold at least 70% of its projected net cash outflows over a 30-day period in high-quality liquid assets. At June 30, 2018 the Company was in compliance with the minimum modified LCR requirement. In July 2018, the Federal Reserve Board clarified that, pursuant to EGRRCPA, certain regulatory and reporting requirements, including the modified LCR would no longer apply to firms, like the Company, with less than $100 billion in total consolidated assets.
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
We believe corporate cash is a useful measure of the parent company’s liquidity as it is the primary source of capital above and beyond the capital deployed in our regulated subsidiaries. Corporate cash can fluctuate in any given quarter and is impacted primarily by the following:

•	Dividends from and investments in subsidiaries

•	Non-cumulative preferred stock dividends

•	Share repurchases

E*TRADE Q2 2018 10-Q | Page 28

•	Debt activity, including issuances, paydowns and debt service costs

•	Acquisitions and other investments

•	Reimbursements from subsidiaries for the use of the parent company's deferred tax assets

•	Parent company overhead less reimbursements through cost sharing arrangements with subsidiaries
The following chart provides a roll forward of corporate cash at December 31, 2017 to corporate cash at June 30, 2018 (dollars in millions):
The following table presents a reconciliation of consolidated cash and equivalents to corporate cash, a non-GAAP measure (dollars in millions):

	June 30,	December 31,	June 30,
	2018	2017	2017
Consolidated cash and equivalents	$532	$931	$1,091
Less: Cash at regulated subsidiaries	(527)	(659)	(823)
Add: Cash on deposit at E*TRADE Bank(1)	938	269	210
Corporate cash(2)	$943	$541	$478

(1)
Corporate cash includes the parent company's deposits placed with E*TRADE Bank. E*TRADE Bank may use these deposits for investment purposes; however, these investments are not included in consolidated cash and equivalents.

(2)
The increase in corporate cash during the second quarter of 2018 was largely driven by a timing difference between the Company's corporate debt issuance in June 2018 and the third quarter redemption of TRUPs. See Note 11—Corporate Debt and Note 16—Subsequent Event.

E*TRADE Q2 2018 10-Q | Page 29

Corporate cash increased $402 million to $943 million during the six months ended June 30, 2018 primarily due to the following:

•	$225 million and $176 million received in net dividends from E*TRADE Securities and E*TRADE Bank, respectively

•	$400 million received from corporate debt activity which includes $417 million in net debt issuance proceeds partially offset by debt service costs

•	$329 million used for share repurchases

•	$91 million used primarily for parent company overhead less reimbursements from subsidiaries under cost sharing arrangements
Corporate cash is monitored as part of our liquidity risk management and our current corporate cash target is $300 million. This target covers approximately 18 months of parent company fixed costs, which includes preferred stock dividends, debt service and other overhead costs. The Company maintains $300 million of additional liquidity through an unsecured committed revolving credit facility. The parent has the ability to borrow against the credit facility for working capital and general corporate purposes. At June 30, 2018, there was no outstanding balance under this credit facility. For additional information about our liquidity risk management approach see Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2017.
In July 2018, the Company used corporate cash to redeem $398 million of the TRUPs outstanding. For additional information about the debt issuance and TRUPs, see Note 11—Corporate Debt, Note 15—Commitments, Contingencies and Other Regulatory Matters and Note 16—Subsequent Event.
E*TRADE Bank Liquidity
E*TRADE Bank, including its subsidiary E*TRADE Savings Bank, relies on bank cash and deposits for liquidity needs. Management believes that within deposits, sweep deposits are of particular importance as they are a stable source of liquidity for E*TRADE Bank. The vast majority of E*TRADE Bank's liquidity is invested in securities backed by the US government or its agencies, representing highly liquid securities with low credit risk.
We may also utilize wholesale funding sources for short-term liquidity and contingency funding requirements. Our ability to borrow these funds is dependent upon the continued availability of funding in the wholesale borrowings market. In addition, we can borrow from the Federal Reserve Bank of Richmond's discount window to meet short-term liquidity requirements, although it is not viewed as a primary source of funding. At June 30, 2018, E*TRADE Bank had $5.1 billion and $0.7 billion in collateralized borrowing capacity with the FHLB and the Federal Reserve Bank of Richmond, respectively.
E*TRADE Securities Liquidity
E*TRADE Securities relies on customer payables, securities lending, and internal and external lines of credit to provide liquidity and to fund margin lending. At June 30, 2018, E*TRADE Securities' external liquidity lines totaled approximately $1.3 billion and included the following:

•
A 364-day, $600 million senior unsecured committed revolving credit facility with a syndicate of banks, with a maturity date in June 2019 which replaced a $450 million 364-day, senior unsecured committed revolving credit facility

•	Secured committed lines of credit with two unaffiliated banks, aggregating to $175 million, with maturity dates in June 2019

•	Unsecured uncommitted lines of credit with three unaffiliated banks, aggregating to $125 million, of which $50 million matures in June 2019 and the remaining lines have no maturity date

E*TRADE Q2 2018 10-Q | Page 30

•	Secured uncommitted lines of credit with several unaffiliated banks, aggregating to $375 million with no maturity date
The revolving credit facility contains certain covenants, including maintenance covenants related to E*TRADE Securities' minimum consolidated tangible net worth and regulatory net capital ratio. There were no outstanding balances for any of these lines at June 30, 2018. E*TRADE Securities also maintains lines of credit with the parent company and E*TRADE Bank.
Capital Resources
The Company seeks to manage capital levels in support of our business strategy of generating and effectively deploying capital for the benefit of our shareholders, governed by the Company's risk management framework. For additional information on our bank and brokerage capital requirements, see Note 14—Regulatory Requirements.
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
At June 30, 2018, our regulatory capital ratios for E*TRADE Financial were well above the minimum ratios required to be "well capitalized." E*TRADE Financial's current Tier 1 leverage ratio threshold is 6.5%. E*TRADE Financial's capital ratios are as follows:

E*TRADE Q2 2018 10-Q | Page 31

The following table presents the calculation of E*TRADE Financial's capital ratios (dollars in millions):

	June 30, 2018	December 31, 2017	June 30, 2017
E*TRADE Financial shareholders’ equity	$6,903	$6,931	$6,683
Deduct:
Preferred stock	(689)	(689)	(394)
E*TRADE Financial Common Equity Tier 1 capital before regulatory adjustments	$6,214	$6,242	$6,289
Add:
(Gains) losses in other comprehensive income on available-for-sale debt securities, net of tax	235	26	62
Deduct:
Goodwill and other intangible assets, net of deferred tax liabilities	(2,458)	(2,191)	(2,039)
Disallowed deferred tax assets	(283)	(304)	(537)
E*TRADE Financial Common Equity Tier 1 capital	3,708	3,773	3,775
Add:
Preferred stock	689	689	394
Deduct:
Disallowed deferred tax assets	—	(76)	(124)
E*TRADE Financial Tier 1 capital	$4,397	$4,386	$4,045
Add:
Allowable allowance for loan losses	54	74	116
Non-qualifying capital instruments subject to phase-out (trust preferred securities)	413	414	414
E*TRADE Financial total capital	$4,864	$4,874	$4,575

E*TRADE Financial average assets for leverage capital purposes	$64,272	$62,095	$56,928
Deduct:
Goodwill and other intangible assets, net of deferred tax liabilities	(2,458)	(2,191)	(2,039)
Disallowed deferred tax assets	(283)	(380)	(661)
E*TRADE Financial adjusted average assets for leverage capital purposes	$61,531	$59,524	$54,228

E*TRADE Financial total risk-weighted assets(1)	$10,800	$11,115	$10,780

E*TRADE Financial Tier 1 leverage ratio (Tier 1 capital / Adjusted average assets for leverage capital purposes)	7.1%	7.4%	7.5%
E*TRADE Financial Common Equity Tier 1 capital / Total risk-weighted assets(1)	34.3%	33.9%	35.0%
E*TRADE Financial Tier 1 capital / Total risk-weighted assets	40.7%	39.5%	37.5%
E*TRADE Financial total capital / Total risk-weighted assets	45.0%	43.8%	42.4%

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

E*TRADE Q2 2018 10-Q | Page 32

At June 30, 2018, our regulatory capital ratios for E*TRADE Bank were well above the minimum ratios required to be "well capitalized." E*TRADE Bank's current Tier 1 leverage ratio threshold was reduced to 7.0% from 7.5% in January 2018. E*TRADE Bank's capital ratios are as follows:
The following table presents the calculation of E*TRADE Bank's capital ratios (dollars in millions):

	June 30, 2018	December 31, 2017	June 30, 2017
E*TRADE Bank shareholder's equity	$3,616	$3,703	$3,485
Add:
(Gains) losses in other comprehensive income on available-for-sale debt securities, net of tax	235	26	62
Deduct:
Goodwill and other intangible assets, net of deferred tax liabilities	(292)	(38)	(38)
Disallowed deferred tax assets	(60)	(71)	(56)
E*TRADE Bank Common Equity Tier 1 capital / Tier 1 capital	3,499	3,620	3,453
Add:
Allowable allowance for loan losses	54	74	116
E*TRADE Bank total capital	$3,553	$3,694	$3,569

E*TRADE Bank average assets for leverage capital purposes	$49,229	$47,992	$43,527
Deduct:
Goodwill and other intangible assets, net of deferred tax liabilities	(292)	(38)	(38)
Disallowed deferred tax assets	(60)	(71)	(56)
E*TRADE Bank adjusted average assets for leverage capital purposes	$48,877	$47,883	$43,433

E*TRADE Bank total risk-weighted assets(1)	$10,021	$10,147	$9,840

E*TRADE Bank Tier 1 leverage ratio (Tier 1 capital / Adjusted average assets for leverage capital purposes)	7.2%	7.6%	8.0%
E*TRADE Bank Common Equity Tier 1 capital / Total risk-weighted assets	34.9%	35.7%	35.1%
E*TRADE Bank Tier 1 capital / Total risk-weighted assets	34.9%	35.7%	35.1%
E*TRADE Bank total capital / Total risk-weighted assets	35.5%	36.4%	36.3%

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

E*TRADE Q2 2018 10-Q | Page 33

Broker-Dealer and FCM Capital Requirements
Our broker-dealer and FCM subsidiaries are subject to capital requirements determined by their respective regulators. At June 30, 2018, these subsidiaries met their minimum net capital requirements. We continue to assess our ability to distribute excess net capital to the parent while maintaining adequate capital at the broker-dealer and FCM subsidiaries. For additional information on our broker-dealer and FCM capital requirements, see Note 14—Regulatory Requirements.
Off-Balance Sheet Arrangements
We enter into various off-balance sheet arrangements in the ordinary course of business, primarily to meet the needs of our customers and to reduce our own exposure to interest rate risk. These arrangements include firm commitments to extend credit. Additionally, we enter into guarantees and other similar arrangements as part of transactions in the ordinary course of business. For additional information on these arrangements, see Note 15—Commitments, Contingencies and Other Regulatory Matters.

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
We face the following key types of risks: credit, liquidity, market, operational, information technology, data, strategic, reputational, legal, as well as regulatory and compliance. We have a Board-approved Enterprise Risk Appetite Statement (RAS) that is provided to all employees. The RAS specifies significant risk exposures and addresses the Company's tolerance of those risks, which are described in further detail within Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2017.
We are also subject to other risks that could affect our business, financial condition, results of operations or cash flows in future periods. For additional information see Part I. Item 1A. — Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2017.

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
One- to Four-Family Interest-Only Loans
One- to four-family loans include loans with a five to ten year interest-only period, followed by an amortizing period ranging from 20 to 25 years. At June 30, 2018, nearly 100% of these loans were amortizing.

E*TRADE Q2 2018 10-Q | Page 34

Home Equity Loans
The home equity loan portfolio consists of home equity installment loans (HEILs) and home equity lines of credit (HELOCs) and is primarily second lien loans on residential real estate properties that have a higher level of credit risk than first lien mortgage loans. HEILs are primarily fixed rate and fixed term, fully amortizing loans that do not offer the option of an interest-only payment. The majority of HELOCs had an interest-only draw period at origination and converted to amortizing loans at the end of the draw period, which typically ranged from five to ten years. At June 30, 2018, nearly 100% of the HELOC portfolio had converted from the interest-only draw period.
Securities
We focus primarily on security type and credit rating to monitor credit risk in our securities portfolios. We consider securities backed by the US government or its agencies to have low credit risk as the long-term debt rating of the US government is AA+ by S&P and Aaa by Moody’s at June 30, 2018. The amortized cost of these securities accounted for over 99% of our total securities portfolio at June 30, 2018. We review the remaining debt securities that were not backed by the US government or its agencies according to their credit ratings from S&P and Moody’s where available. At June 30, 2018, all municipal bonds in our securities portfolio were rated investment grade (defined as a rating equivalent to a Moody’s rating of "Baa3" or higher, or an S&P rating of “BBB-“ or higher).

SUMMARY OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in conformity with GAAP. Note 1—Organization, Basis of Presentation and Summary of Significant Accounting Policies in Part II. Item 8. Financial Statements and Supplementary Data in the Company's Annual Report on Form 10-K for the year ended December 31, 2017, contains a summary of our significant accounting policies, many of which require the use of estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes for the periods presented. We believe that, of our significant accounting policies, the following are critical because they are based on estimates and assumptions that require complex and subjective judgments by management: allowance for loan losses, valuation and impairment of goodwill and acquired intangible assets and estimates of effective tax rates, deferred taxes and valuation allowance. Changes in these estimates or assumptions could materially impact our financial condition and results of operations, and actual results could differ from our estimates. Our critical accounting policies are more fully described in Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Summary of Critical Accounting Policies and Estimates in our Annual Report on Form 10-K for the year ended December 31, 2017.

E*TRADE Q2 2018 10-Q | Page 35

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The following discussion about market risk includes forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of certain factors, including, but not limited to, those set forth in Part I. Forward Looking Statements in this Quarterly Report and Part I. Item 1A. Risk Factors in the Annual Report on Form 10-K for the year ended December 31, 2017.
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
Exposure to interest rate risk is dependent upon the distribution and composition of interest-earning assets, interest-bearing liabilities and derivatives. The differing risk characteristics of each product are managed to mitigate our exposure to interest rate fluctuations. At June 30, 2018, 94% of our total assets were interest-earning assets and we had no securities classified as trading.
At June 30, 2018, 66% of total assets were available-for-sale and held-to-maturity mortgage-backed securities and residential real estate loans. The values of these assets are sensitive to changes in interest rates as well as expected prepayment levels. As interest rates increase, fixed-rate residential mortgages and mortgage-backed securities tend to exhibit lower prepayments. The inverse is true in a falling rate environment.
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

E*TRADE Q2 2018 10-Q | Page 36

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
The following table presents the sensitivity of EVE and EAR at the consolidated E*TRADE Financial level (dollars in millions):

Instantaneous Parallel Change in Interest Rates (basis points) (1)	Economic Value of Equity				Earnings-at-Risk
	June 30, 2018		December 31, 2017		June 30, 2018		December 31, 2017
	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
+200	$(207)	(2.4)%	$(172)	(2.1)%	$203	10.8%	$197	11.5%
+100	$(33)	(0.4)%	$(23)	(0.3)%	$105	5.6%	$113	6.6%
-50	$(107)	(1.3)%	$(225)	(2.7)%	$(76)	(4.0)%	$(102)	(6.0)%

(1)	These scenario analyses assume a balance sheet size as of the dates indicated. Any changes in size would cause the amounts to vary.
We actively manage interest rate risk positions. As interest rates change, we will adjust our strategy and mix of assets, liabilities and derivatives to optimize our position. For example, a 100 basis points increase in rates may not result in a change in value as indicated above. We compare the instantaneous parallel shift in interest rate changes in EVE and EAR to the established limits set by the Board of Directors in order to assess interest rate risk. In the event that the percentage change in EVE or EAR exceeds the Board limits, our Chief Executive Officer, Chief Risk Officer, Chief Financial Officer and Treasurer must all be promptly notified in writing and decide upon a plan of remediation. In addition, the Board of Directors must be notified of the exception and the planned resolution. At June 30, 2018, the EVE and EAR percentage changes were within our Board limits.

E*TRADE Q2 2018 10-Q | Page 37

KEY TERMS
Active customers—Customers that have an account with a balance of $25 or more or a trade in the last six months.
Active trader—Customers that execute 30 or more trades per quarter.
Agency—US Government sponsored enterprises and federal agencies, such as Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, Government National Mortgage Association, the Small Business Administration, the Export-Import Bank, Federal Home Loan Bank and the Federal Farm Credit Bank.
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
CRA—Community Reinvestment Act.
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
Consolidated financial statements—Refers to the consolidated financial statements prepared in accordance with GAAP as included in the Company's Annual Report on Form 10-K, and the condensed consolidated financial statements included in the Company's Quarterly Reports on Form 10-Q.
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

E*TRADE Q2 2018 10-Q | Page 38

DOL—US Department of Labor.
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

E*TRADE Q2 2018 10-Q | Page 39

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
RIA—Registered Investment Advisor.

E*TRADE Q2 2018 10-Q | Page 40

Risk-weighted assets—Primarily computed by the assignment of specific risk-weightings to assets and off-balance sheet instruments for capital adequacy calculations.
RSDA—Retirement sweep deposit account.
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
TRUPs—Trust preferred securities.
VIE—Variable interest entity.

E*TRADE Q2 2018 10-Q | Page 41

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

E*TRADE Q2 2018 10-Q | Page 42

E*TRADE FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(In millions, except share data and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue:
Interest income	$489	$378	$957	$719
Interest expense	(36)	(22)	(59)	(44)
Net interest income	453	356	898	675
Commissions	121	105	258	232
Fees and service charges	110	98	215	184
Gains on securities and other, net	15	7	25	17
Other revenue	11	11	22	22
Total non-interest income	257	221	520	455
Total net revenue	710	577	1,418	1,130
Provision (benefit) for loan losses	(19)	(99)	(40)	(113)
Non-interest expense:
Compensation and benefits	160	133	312	269
Advertising and market development	47	42	107	85
Clearing and servicing	30	33	66	65
Professional services	25	24	47	46
Occupancy and equipment	30	29	60	56
Communications	28	36	59	61
Depreciation and amortization	23	20	45	40
FDIC insurance premiums	9	8	18	16
Amortization of other intangibles	12	9	22	18
Restructuring and acquisition-related activities	2	4	2	8
Other non-interest expenses	18	21	41	37
Total non-interest expense	384	359	779	701
Income before income tax expense	345	317	679	542
Income tax expense	95	124	182	204
Net income	$250	$193	$497	$338
Preferred stock dividends	—	—	12	13
Net income available to common shareholders	$250	$193	$485	$325
Basic earnings per common share	$0.95	$0.70	$1.83	$1.18
Diluted earnings per common share	$0.95	$0.70	$1.82	$1.17
Shares used in computation of per common share data:
Basic (in thousands)	263,809	275,410	265,220	275,167
Diluted (in thousands)	264,929	276,272	266,351	276,370
See accompanying notes to the condensed consolidated financial statements

E*TRADE Q2 2018 10-Q | Page 43

E*TRADE FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$250	$193	$497	$338
Other comprehensive income, net of tax
Available-for-sale securities:
Unrealized gains (losses), net	(51)	42	(179)	88
Reclassification into earnings, net	(8)	(6)	(15)	(11)
Transfer of held-to-maturity securities to available-for-sale securities(1)	—	—	6	—
Net change from available-for-sale securities	(59)	36	(188)	77
Reclassification of foreign currency translation gains	—	—	—	(2)
Other comprehensive income (loss)	(59)	36	(188)	75
Comprehensive income	$191	$229	$309	$413

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

See accompanying notes to the condensed consolidated financial statements

E*TRADE Q2 2018 10-Q | Page 44

E*TRADE FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(In millions, except share data)
(Unaudited)

	June 30,	December 31,
	2018	2017
ASSETS
Cash and equivalents	$532	$931
Cash required to be segregated under federal or other regulations	620	872
Available-for-sale securities	23,810	20,679
Held-to-maturity securities (fair value of $20,646 and $23,719 at June 30, 2018 and December 31, 2017, respectively)	21,199	23,839
Margin receivables	10,955	9,071
Loans receivable, net (net of allowance for loan losses of $54 and $74 at June 30, 2018 and December 31, 2017, respectively)	2,375	2,654
Receivables from brokers, dealers and clearing organizations	626	1,178
Property and equipment, net	259	253
Goodwill	2,485	2,370
Other intangibles, net	403	284
Other assets	1,089	1,234
Total assets	$64,353	$63,365
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$42,664	$42,742
Customer payables	9,959	9,449
Payables to brokers, dealers and clearing organizations	1,666	1,542
Other borrowings	1,259	910
Corporate debt	1,408	991
Other liabilities	494	800
Total liabilities	57,450	56,434
Commitments and contingencies (see Note 15)
Shareholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, 403,000 shares issued and outstanding at both June 30, 2018 and December 31, 2017; aggregate liquidation preference of $700 at both June 30, 2018 and December 31, 2017	689	689
Common stock, $0.01 par value, 400,000,000 shares authorized, 261,819,526 and 266,827,881 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	3	3
Additional paid-in-capital	6,257	6,582
Retained earnings (accumulated deficit)	189	(317)
Accumulated other comprehensive loss	(235)	(26)
Total shareholders’ equity	6,903	6,931
Total liabilities and shareholders’ equity	$64,353	$63,365
See accompanying notes to the condensed consolidated financial statements

E*TRADE Q2 2018 10-Q | Page 45

E*TRADE FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In millions)
(Unaudited)

				Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Preferred Stock	Common Stock
	Amount	Shares	Amount
Balance at December 31, 2017	$689	267	$3	$6,582	$(317)	$(26)	$6,931
Cumulative effect of hedge accounting adoption	—	—	—	—	7	(7)	—
Reclassification of tax effects due to federal tax reform	—	—	—	—	14	(14)	—
Net income	—	—	—	—	497	—	497
Other comprehensive loss	—	—	—	—	—	(188)	(188)
Exercise of stock options	—	—	—	1	—	—	1
Preferred stock dividends	—	—	—	—	(12)	—	(12)
Repurchases of common stock	—	(6)	—	(329)	—	—	(329)
Shares withheld to pay taxes for share-based compensation and other	—	1	—	(19)	—	—	(19)
Share-based compensation	—	—	—	22	—	—	22
Balance at June 30, 2018	$689	262	$3	$6,257	$189	$(235)	$6,903
				Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Preferred Stock	Common Stock
	Amount	Shares	Amount
Balance at December 31, 2016	$394	274	$3	$6,921	$(909)	$(137)	$6,272
Cumulative effect of accounting change	—	—	—	—	3	—	3
Net income	—	—	—	—	338	—	338
Other comprehensive income	—	—	—	—	—	75	75
Conversion of convertible debentures	—	—	—	3	—	—	3
Preferred stock dividends	—	—	—	—	(13)	—	(13)
Shares withheld to pay taxes for share-based compensation and other	—	1	—	(16)	—	—	(16)
Share-based compensation	—	—	—	21	—	—	21
Balance at June 30, 2017	$394	275	$3	$6,929	$(581)	$(62)	$6,683
See accompanying notes to the condensed consolidated financial statements

E*TRADE Q2 2018 10-Q | Page 46

E*TRADE FINANCIAL CORPORATION CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (In millions) (Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$497	$338
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (benefit) for loan losses	(40)	(113)
Depreciation and amortization (including discount amortization and accretion)	129	124
Gains on securities and other, net	(25)	(17)
Share-based compensation	22	21
Deferred tax expense	170	192
Other	5	(3)
Net effect of changes in assets and liabilities:
Decrease (increase) in receivables from brokers, dealers and clearing organizations	552	(189)
Increase in margin receivables	(1,884)	(1,042)
Decrease (increase) in other assets	408	(22)
Increase in payables to brokers, dealers and clearing organizations	124	490
Increase (decrease) in customer payables	510	(167)
Increase (decrease) in other liabilities	8	(11)
Net cash provided by (used in) operating activities	476	(399)
Cash flows from investing activities:
Purchases of available-for-sale securities	(2,809)	(6,348)
Proceeds from sales of available-for-sale securities	1,974	795
Proceeds from maturities of and principal payments on available-for-sale securities	991	701
Purchases of held-to-maturity securities	(2,086)	(6,840)
Proceeds from maturities of and principal payments on held-to-maturity securities	1,019	1,107
Proceeds from sale of loans	15	40
Decrease in loans receivable	311	555
Capital expenditures for property and equipment	(49)	(50)
Proceeds from sale of real estate owned and repossessed assets	13	16
Acquisition of TCA, net of cash acquired	(36)	—
Net cash flow from derivative contracts	35	51
Other	(42)	(19)
Net cash used in investing activities	(664)	(9,992)

E*TRADE Q2 2018 10-Q | Page 47

E*TRADE FINANCIAL CORPORATION CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (In millions) (Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from financing activities:
(Decrease) increase in deposits	$(868)	$8,390
Preferred stock dividends	(12)	(13)
Net increase in securities sold under agreements to repurchase	—	400
Net increase in advances from FHLB	350	200
Proceeds from issuance of senior notes	420	—
Repurchases of common stock	(329)	—
Other	(24)	(16)
Net cash (used in) provided by financing activities	(463)	8,961
Decrease in cash, cash equivalents and segregated cash	(651)	(1,430)
Cash, cash equivalents and segregated cash, beginning of period	1,803	3,410
Cash, cash equivalents and segregated cash, end of period	$1,152	$1,980

Cash and equivalents, end of period	$532	$1,091
Segregated cash, end of period	620	889
Cash, cash equivalents and segregated cash, end of period	$1,152	$1,980

Supplemental disclosures:
Cash paid for interest	$55	$41
Cash paid for income taxes, net of refunds	$5	$5
Non-cash investing and financing activities:
Transfers of loans held-for-investment to loans held-for-sale	$—	$40
Transfers from loans to other real estate owned and repossessed assets	$9	$15
Conversion of convertible debentures to common stock	$—	$3
Transfer of available-for-sale securities to held-to-maturity securities	$1,161	$—
Transfer of held-to-maturity securities to available-for-sale securities	$4,672	$—

See accompanying notes to the condensed consolidated financial statements

E*TRADE Q2 2018 10-Q | Page 48

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
Beginning January 1, 2018, the Company updated the presentation of the consolidated financial statements as follows:

•
On the consolidated statement of income, fair value hedging adjustments, previously referred to as hedge ineffectiveness, are included within net interest income as a result of the adoption of new accounting guidance. Prior period amounts have not been reclassified to current period presentation and continue to be reflected within gains on securities and other, net. Fair value hedging adjustments were expenses of $5 million and $8 million for the three and six months ended June 30, 2018, respectively, compared to $2 million and $3 million for the same periods in 2017.

•
On the consolidated balance sheet, deferred tax assets, net has been reclassified to other assets. The prior period has been reclassified to conform to the current period presentation. Deferred tax assets, net were $146 million and $251 million at June 30, 2018 and December 31, 2017, respectively.

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

E*TRADE Q2 2018 10-Q | Page 49

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Use of Estimates
Preparing the Company's consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes for the periods presented. Actual results could differ from management’s estimates. Certain significant accounting policies are critical because they are based on estimates and assumptions that require complex and subjective judgments by management. Changes in these estimates or assumptions could materially impact the Company’s financial condition and results of operations. Material estimates in which management believes changes could reasonably occur include: allowance for loan losses, valuation and impairment of goodwill and acquired intangible assets and estimates of effective tax rates, deferred taxes and valuation allowance.
Adoption of New Accounting Standards
Revenue from Contracts with Customers
In May 2014, the FASB amended the guidance on revenue from contracts with customers. The new standard outlines a single comprehensive model for entities to apply in accounting for revenue arising from contracts with customers. The Company's accounting for net interest income was not impacted by the new standard. The FASB issued supplemental amendments to the new standard to clarify certain guidance and to provide narrow scope improvements and practical expedients during 2016. The amended guidance became effective on January 1, 2018 and the Company adopted the guidance on a modified retrospective basis. This adoption did not have a material impact on the Company’s financial condition, results of operations or cash flows as the satisfaction of performance obligations under the new guidance is materially consistent with the Company's previous revenue recognition policies. Similarly, the amended guidance did not have a material impact on the recognition of costs incurred to obtain new contracts. For additional information on the Company's adoption of the amended guidance, see Note 3—Net Revenue.
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
Classification of Certain Cash Receipts and Cash Payments
In August 2016, the FASB amended the guidance on the presentation and classification of certain cash receipts and cash payments in the consolidated statement of cash flows to eliminate current diversity in practice. The new guidance became effective on January 1, 2018, and the retrospective transition method has been applied to each period presented. Among other changes, the Company now classifies debt extinguishment costs within cash flows from financing activities.

E*TRADE Q2 2018 10-Q | Page 50

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
Targeted Improvements to Accounting for Hedging Activities
In August 2017, the FASB amended the guidance to update the recognition and presentation of hedging relationships. Among other changes, the new guidance eases hedge documentation requirements and allows additional types of hedge accounting strategies. The Company early adopted this guidance beginning January 1, 2018. The Company applied the guidance on a modified retrospective basis, which resulted in a $7 million cumulative-effect adjustment to increase retained earnings and to decrease accumulated other comprehensive income. In addition, the guidance provided a one-time transition election to transfer certain debt securities from held-to-maturity to available-for-sale. The Company transferred agency mortgage-backed and agency debt securities with a fair value of $4.7 billion, and recognized a net pre-tax gain of $7 million within other comprehensive income. For additional information on the Company's adoption of the amended guidance, see Note 8—Derivative Instruments and Hedging Activities.
Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
In February 2018, the FASB amended the guidance to address certain income tax effects in accumulated other comprehensive income resulting from the federal tax reform enacted in 2017. The amended guidance provides an option to reclassify tax effects within accumulated other comprehensive income to retained earnings in the period in which the effect of the tax reform is recorded. The amendments are effective for fiscal years beginning after December 15, 2018, including interim periods. Early adoption is permitted. The Company adopted the amended guidance in the first quarter of 2018 and used the portfolio approach to record a $14 million increase to retained earnings and a corresponding decrease to accumulated other comprehensive income. The amount of the reclassification related only to the change in the federal corporate tax rate.

E*TRADE Q2 2018 10-Q | Page 51

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
New Accounting Standards Not Yet Adopted
Accounting for Leases
In February 2016, the FASB amended the guidance on accounting for leases. The new standard requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all qualifying leases with terms of more than twelve months. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee remains substantially unchanged and depends on classification as a finance or operating lease. The new standard also requires quantitative and qualitative disclosures that provide information about the amounts related to leasing arrangements recorded in the consolidated financial statements. The new guidance will be effective for interim and annual periods beginning on January 1, 2019, and is required to be applied on a modified retrospective basis. The Company is in the process of evaluating the new accounting guidance, which includes the assessment of whether certain executory contracts contain embedded leases. The Company expects to recognize right of use assets related to its property leases within the range of $180 million to $220 million based on incremental borrowing rates as of June 30, 2018, which includes leases in effect through the filing of these condensed consolidated financial statements. The Company does not expect a material impact to the Company’s income statement; however, the impact of the Company’s adoption of the amended lease accounting guidance will depend on subsequent changes to the Company's lease portfolio, the incremental borrowing rates and the identification of embedded leases as of the adoption date.
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

E*TRADE Q2 2018 10-Q | Page 52

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

NOTE 2—BUSINESS ACQUISITION
TCA Acquisition
On April 9, 2018, the Company completed its acquisition of TCA for $275 million in cash. TCA is a leading provider of technology solutions and custody services to the RIA market. The acquisition is expected to benefit the Company as the RIA portion of our industry is growing and the Company expects to leverage the E*TRADE brand to accelerate growth. The Company also expects this acquisition to help bolster the Company's ability to retain customers in need of specialized customer service engagement.
The results of TCA's operations have been included in the Company's consolidated statement of income for the three and six months ended June 30, 2018 from the date of acquisition. While we do not maintain discrete financial information for TCA, we estimate TCA contributed net revenue of approximately $20 million. Supplementary pro forma financial information related to the acquisition is not included because the impact to the Company's consolidated statement of income is not material.
The following table summarizes the provisional allocation of the purchase price to the net assets of TCA as of April 9, 2018 (dollars in millions):

April 9, 2018
Purchase price	$275
Fair value of net assets acquired	160
Goodwill	$115

E*TRADE Q2 2018 10-Q | Page 53

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

April 9, 2018
Assets
Cash and equivalents	$239
Available-for-sale securities	554
Other intangibles	140
Other(1)	23
Total assets acquired	956
Liabilities
Deposits	790
Other liabilities	6
Total liabilities assumed	796
Net assets acquired	$160
(1) Includes balance sheet line items property and equipment, net and other assets.
The goodwill of $115 million includes the synergies expected to result from combining operations with TCA, coupling its custody platform with the Company's existing product offerings and leveraging customer relationships with RIAs. The goodwill is deductible for tax purposes.

The Company recorded provisional intangible assets of $140 million, which are subject to amortization over their estimated useful lives. The intangible assets are deductible for tax purposes. The provisional fair value of the intangible assets was determined under the income approach. The following table summarizes the provisional estimated fair value and estimated useful lives of the intangible assets (dollars in millions):

	Estimated Fair Value	Estimated Useful Life (In Years)
Customer Relationships	$119	22
Technology	20	5
Trade name	1	2
Total intangible assets	$140

E*TRADE Q2 2018 10-Q | Page 54

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3—NET REVENUE
The following table presents the significant components of total net revenue (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net interest income	$453	$356	$898	$675
Commissions	121	105	258	232
Fees and service charges	110	98	215	184
Gains on securities and other, net	15	7	25	17
Other revenue	11	11	22	22
Total net revenue	$710	$577	$1,418	$1,130
Interest Income and Interest Expense
The following table presents the significant components of interest income and interest expense (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest income:
Cash and equivalents	$2	$2	$5	$4
Cash required to be segregated under federal or other regulations	4	3	7	6
Investment securities(1)	303	232	593	437
Margin receivables	118	75	221	141
Loans	33	41	66	84
Broker-related receivables and other	4	1	8	1
Subtotal interest income	464	354	900	673
Other interest revenue(2)	25	24	57	46
Total interest income	489	378	957	719
Interest expense:
Deposits	(8)	(1)	(10)	(2)
Customer payables	(4)	(2)	(5)	(3)
Broker-related payables and other	(3)	—	(4)	—
Other borrowings	(8)	(5)	(15)	(10)
Corporate debt	(10)	(13)	(19)	(27)
Subtotal interest expense	(33)	(21)	(53)	(42)
Other interest expense(3)	(3)	(1)	(6)	(2)
Total interest expense	(36)	(22)	(59)	(44)
Net interest income	$453	$356	$898	$675

(1)
For the three and six months ended June 30, 2018, includes $5 million and $8 million of net fair value hedging adjustments. See Note 8—Derivative Instruments and Hedging Activities for additional information.

(2)	Represents interest income on securities loaned.

(3)	Represents interest expense on securities borrowed.

E*TRADE Q2 2018 10-Q | Page 55

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Fees and Service Charges
The following table presents the significant components of fees and service charges revenue (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Fees and service charges:
Order flow revenue	$43	$34	$90	$65
Money market funds and sweep deposits revenue	18	26	35	48
Advisor management and custody fees	16	9	27	17
Mutual fund service fees	12	10	23	19
Foreign exchange revenue	6	6	14	14
Reorganization fees	4	5	7	8
Other fees and service charges	11	8	19	13
Total fees and service charges	$110	$98	$215	$184
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

E*TRADE Q2 2018 10-Q | Page 56

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Advisor Management and Custody Fees
Advisor management and custody fees are generally earned based on a percentage of customer assets under management or the balance of assets under custody and are recognized over time as the services are provided.
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

E*TRADE Q2 2018 10-Q | Page 57

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
All of the Company’s municipal bonds were rated investment grade at June 30, 2018. These securities were valued using a market approach with pricing service valuations corroborated by recent market transactions for identical or similar bonds. Municipal bonds and corporate bonds were categorized in Level 2 of the fair value hierarchy.
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

E*TRADE Q2 2018 10-Q | Page 58

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

	Unobservable Inputs	Average	Range
June 30, 2018
Loans receivable:
One- to four-family	Appraised value	$577,000	$155,000 - $2,000,000
Home equity	Appraised value	$333,000	$52,000 - $925,000
Real estate owned	Appraised value	$308,600	$20,000 - $1,149,000

December 31, 2017
Loans receivable:
One- to four-family	Appraised value	$520,700	$60,000 - $1,200,000
Home equity	Appraised value	$317,300	$38,000 - $2,066,000
Real estate owned	Appraised value	$355,200	$4,500 - $2,000,000

E*TRADE Q2 2018 10-Q | Page 59

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Recurring and Nonrecurring Fair Value Measurements
The following table presents the significant components of assets and liabilities measured at fair value (dollars in millions):

	Level 1	Level 2	Level 3	Total Fair Value
June 30, 2018:
Recurring fair value measurements:
Assets
Available-for-sale securities:
Agency mortgage-backed securities	$—	$22,314	$—	$22,314
Agency debentures	—	896	—	896
US Treasuries	—	438	—	438
Agency debt securities	—	148	—	148
Municipal bonds	—	12	—	12
Other	—	2	—	2
Total available-for-sale securities	—	23,810	—	23,810
Other assets:
Derivative assets(1)	—	7	—	7
Publicly traded equity securities(2)	7	—	—	7
Total assets measured at fair value on a recurring basis(3)	$7	$23,817	$—	$23,824
Nonrecurring fair value measurements:
Loans receivable, net:
One- to four-family	$—	$—	$15	$15
Home equity	—	—	4	4
Total loans receivable	—	—	19	19
Other assets:
Real estate owned	—	—	13	13
Total assets measured at fair value on a nonrecurring basis(4)	$—	$—	$32	$32

(1)	All derivative assets and liabilities were interest rate contracts at June 30, 2018. Information related to derivative instruments is detailed in Note 8—Derivative Instruments and Hedging Activities.

(2)
Consists of investments in a mutual fund related to the Community Reinvestment Act. At June 30, 2018, these equity securities are included in other assets on the consolidated balance sheet as a result of the adoption of amended accounting guidance. See Note 1—Organization, Basis of Presentation and Summary of Significant Accounting Policies for additional information.

(3)	Assets measured at fair value on a recurring basis represented 37% of the Company’s total assets at June 30, 2018.

(4)
Represents the fair value of assets prior to deducting estimated selling costs that were carried on the consolidated balance sheet at June 30, 2018, and for which a fair value measurement was recorded during the period.

E*TRADE Q2 2018 10-Q | Page 60

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

E*TRADE Q2 2018 10-Q | Page 61

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents losses recognized on assets measured at fair value on a nonrecurring basis (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
One- to four-family	$1	$1	$2	$2
Home equity	—	2	—	3
Total losses on loans receivable measured at fair value	$1	$3	$2	$5
Gains on real estate owned measured at fair value	$(1)	$—	$(1)	$(1)
Transfers Between Levels 1, 2 and 3
For assets and liabilities measured at fair value on a recurring basis, the Company’s transfers between levels of the fair value hierarchy are deemed to have occurred at the beginning of the reporting period on a quarterly basis. The Company had no transfers between levels during the six months ended June 30, 2018 and 2017.
Recurring Fair Value Measurements Categorized within Level 3
As of June 30, 2018 and December 31, 2017, no assets or liabilities measured at fair value on a recurring basis were categorized within Level 3 of the fair value hierarchy.

E*TRADE Q2 2018 10-Q | Page 62

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Fair Value of Financial Instruments Not Carried at Fair Value
The following table presents the carrying values, fair values and fair value hierarchy level classification of financial instruments that are not carried at fair value on the consolidated balance sheet (dollars in millions):

	June 30, 2018
	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash and equivalents	$532	$532	$—	$—	$532
Cash required to be segregated under federal or other regulations	$620	$620	$—	$—	$620
Held-to-maturity securities:
Agency mortgage-backed securities	$17,752	$—	$17,293	$—	$17,293
Agency debentures	1,187	—	1,164	—	1,164
Agency debt securities	2,248	—	2,177	—	2,177
Other	12	—	—	12	12
Total held-to-maturity securities	$21,199	$—	$20,634	$12	$20,646
Margin receivables(1)	$10,955	$—	$10,955	$—	$10,955
Loans receivable, net:
One- to four-family	$1,237	$—	$—	$1,295	$1,295
Home equity	920	—	—	924	924
Consumer and other	218	—	—	216	216
Total loans receivable, net(2)	$2,375	$—	$—	$2,435	$2,435
Receivables from brokers, dealers and clearing organizations(1)	$626	$—	$626	$—	$626
Other assets(1)(3)	$42	$—	$42	$—	$42
Liabilities
Deposits	$42,664	$—	$42,664	$—	$42,664
Customer payables	$9,959	$—	$9,959	$—	$9,959
Payables to brokers, dealers and clearing organizations	$1,666	$—	$1,666	$—	$1,666
Other borrowings:
FHLB advances	$850	$—	$850	$—	$850
Trust preferred securities (4)	$409	$—	$413	$—	$413
Total other borrowings	$1,259	$—	$1,263	$—	$1,263
Corporate debt	$1,408	$—	$1,384	$—	$1,384

(1)
The fair value of securities that the Company received as collateral in connection with margin receivables and securities borrowing activities, including the fully paid lending program, where the Company is permitted to sell or re-pledge the securities, was $14.7 billion at June 30, 2018. Of this amount, $3.6 billion had been pledged or sold in connection with securities loaned and deposits with clearing organizations at June 30, 2018.

(2)	The carrying value of loans receivable, net includes the allowance for loan losses of $54 million and loans that are recorded at fair value on a nonrecurring basis at June 30, 2018.

(3)	The $42 million in other assets at June 30, 2018 represents securities borrowing from customers under the fully paid lending program.

E*TRADE Q2 2018 10-Q | Page 63

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(4)
In July 2018, the Company redeemed substantially all of its TRUPs at face value. As a result, the fair value of these instruments as of June 30, 2018 was determined to be the redemption amount. See Note 11—Corporate Debt, Note 15—Commitments, Contingencies and Other Regulatory Matters and Note 16—Subsequent Event.

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

E*TRADE Q2 2018 10-Q | Page 64

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The fair value measurement techniques for financial instruments not carried at fair value on the consolidated balance sheet are summarized as follows:
Cash and equivalents, cash required to be segregated under federal or other regulations, margin receivables, receivables from brokers, dealers and clearing organizations, other assets, customer payables and payables to brokers, dealers and clearing organizations—Due to their short term nature, fair value is estimated to be carrying value.
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
Trust preferred securities—Fair value at December 31, 2017 was estimated by discounting future cash flows at the yield implied by dealer pricing quotes. Fair value at June 30, 2018 was determined to be the redemption value. See Note 11—Corporate Debt, Note 15—Commitments, Contingencies and Other Regulatory Matters and Note 16—Subsequent Event.
Corporate debt—Fair value is estimated using dealer pricing quotes.
Fair Value of Commitments and Contingencies
In the normal course of business, the Company makes various commitments to extend credit and incur contingent liabilities that are not reflected in the consolidated balance sheet. Changes in the economy or interest rates may influence the impact that these commitments and contingencies have on the Company in the future. The Company does not estimate the fair value of those commitments. Information related to such commitments and contingent liabilities is included in Note 15—Commitments, Contingencies and Other Regulatory Matters.

E*TRADE Q2 2018 10-Q | Page 65

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

				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet (1)	Financial Instruments	Collateral Received or Pledged (Including Cash)	Net Amount
June 30, 2018
Assets:
Deposits paid for securities borrowed (2)	$197	$—	$197	$(140)	$(49)	$8
Derivative assets (3)(4)	7	—	7	—	(2)	5
Total	$204	$—	$204	$(140)	$(51)	$13

Liabilities:
Deposits received for securities loaned (5)	$1,630	$—	$1,630	$(140)	$(1,366)	$124
Total	$1,630	$—	$1,630	$(140)	$(1,366)	$124

December 31, 2017
Assets:
Deposits paid for securities borrowed (2)	$759	$—	$759	$(251)	$(483)	$25
Total	$759	$—	$759	$(251)	$(483)	$25

Liabilities:
Deposits received for securities loaned (5)	$1,373	$—	$1,373	$(251)	$(1,004)	$118
Derivative liabilities (6)(7)	5	—	5	—	(5)	—
Total	$1,378	$—	$1,378	$(251)	$(1,009)	$118

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

E*TRADE Q2 2018 10-Q | Page 66

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(2)
Included in the gross amounts of deposits paid for securities borrowed was $68 million and $347 million at June 30, 2018 and December 31, 2017, respectively, transacted through a program with a clearing organization, which guarantees the return of cash to the Company. For presentation purposes, these amounts presented are based on the counterparties under the Company’s master securities loan agreements.

(3)	Collateral received included cash at June 30, 2018.

(4)	Excludes net accrued interest payable of $2 million at June 30, 2018.

(5)
Included in the gross amounts of deposits received for securities loaned was $1 billion and $821 million at June 30, 2018 and December 31, 2017, respectively, transacted through a program with a clearing organization, which guarantees the return of securities to the Company. For presentation purposes, these amounts presented are based on the counterparties under the Company’s master securities loan agreements.

(6)	Excludes net accrued interest payable of $2 million at December 31, 2017.

(7)	Collateral pledged included held-to-maturity securities at amortized cost at December 31, 2017.
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
Derivative Transactions
Certain types of derivatives that the Company utilizes in its hedging activities are subject to derivatives clearing agreements (cleared derivatives contracts). These cleared derivatives contracts enable clearing by a derivatives clearing organization through a clearing member. Under the contracts, the clearing member typically has a one-way right to offset all contracts in the event of the Company's default or bankruptcy. Collateral exchanged under these contracts is not included in the table above as the contracts may not qualify as master netting agreements. See Note 8—Derivative Instruments and Hedging Activities for additional information.

E*TRADE Q2 2018 10-Q | Page 67

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6—AVAILABLE-FOR-SALE AND HELD-TO-MATURITY SECURITIES
The following table presents the amortized cost and fair value of available-for-sale and held-to-maturity securities (dollars in millions):

	Amortized Cost	Gross Unrealized / Unrecognized Gains	Gross Unrealized / Unrecognized Losses	Fair Value
June 30, 2018:
Available-for-sale securities:(1)
Agency mortgage-backed securities	$22,683	$96	$(465)	$22,314
Agency debentures	875	29	(8)	896
US Treasuries	407	31	—	438
Agency debt securities	150	—	(2)	148
Municipal bonds	13	—	(1)	12
Other	2	—	—	2
Total available-for-sale securities	$24,130	$156	$(476)	$23,810
Held-to-maturity securities:(1)
Agency mortgage-backed securities	$17,752	$15	$(474)	$17,293
Agency debentures	1,187	—	(23)	1,164
Agency debt securities	2,248	2	(73)	2,177
Other	12	—	—	12
Total held-to-maturity securities	$21,199	$17	$(570)	$20,646

December 31, 2017:
Available-for-sale securities:
Debt securities:
Agency mortgage-backed securities	$19,395	$47	$(247)	$19,195
Agency debentures	939	39	(12)	966
US Treasuries	452	10	(4)	458
Agency debt securities	34	—	(1)	33
Municipal bonds	20	—	—	20
Total debt securities	20,840	96	(264)	20,672
Publicly traded equity securities(2)	7	—	—	7
Total available-for-sale securities	$20,847	$96	$(264)	$20,679
Held-to-maturity securities:
Agency mortgage-backed securities	$20,502	$95	$(193)	$20,404
Agency debentures	710	—	(2)	708
Agency debt securities	2,615	15	(35)	2,595
Other	12	—	—	12
Total held-to-maturity securities	$23,839	$110	$(230)	$23,719

(1)
Securities with a carrying value of $4.7 billion and related unrealized pre-tax gain of $7 million were transferred from held-to-maturity securities to available-for-sale securities during the three months ended March 31, 2018, as part of a one-time transition election for early adopting the new derivatives and hedge accounting guidance. Securities with a fair value of $1.2

E*TRADE Q2 2018 10-Q | Page 68

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

(2)
Consists of investments in a mutual fund related to the Community Reinvestment Act. At June 30, 2018, these equity securities are included in other assets on the consolidated balance sheet as a result of the adoption of amended accounting guidance related to the classification and measurement of financial instruments. See Note 1—Organization, Basis of Presentation and Summary of Significant Accounting Policies for additional information.

Contractual Maturities
The following table presents the contractual maturities of all available-for-sale and held-to-maturity debt securities (dollars in millions):

	June 30, 2018
	Amortized Cost	Fair Value
Available-for-sale debt securities:
Due within one year	$6	$6
Due within one to five years	1,028	1,006
Due within five to ten years	9,904	9,835
Due after ten years	13,192	12,963
Total available-for-sale debt securities	$24,130	$23,810
Held-to-maturity debt securities:
Due within one year	$132	$132
Due within one to five years	1,652	1,620
Due within five to ten years	5,135	4,984
Due after ten years	14,280	13,910
Total held-to-maturity debt securities	$21,199	$20,646
At June 30, 2018 and December 31, 2017, the Company had pledged $5.9 billion and $5.5 billion, respectively, of held-to-maturity debt securities, and $461 million and $352 million, respectively, of available-for-sale securities, as collateral for FHLB advances, derivatives and other purposes.

E*TRADE Q2 2018 10-Q | Page 69

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

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized / Unrecognized Losses	Fair Value	Unrealized / Unrecognized Losses	Fair Value	Unrealized / Unrecognized Losses
June 30, 2018:
Available-for-sale securities:
Agency mortgage-backed securities	$7,744	$(141)	$7,108	$(324)	$14,852	$(465)
Agency debentures	58	—	114	(8)	172	(8)
Agency debt securities	99	(1)	31	(1)	130	(2)
Municipal bonds	—	—	9	(1)	9	(1)
Other	2	—	—	—	2	—
Total temporarily impaired available-for-sale securities	$7,903	$(142)	$7,262	$(334)	$15,165	$(476)
Held-to-maturity securities:
Agency mortgage-backed securities	$9,999	$(245)	$5,500	$(229)	$15,499	$(474)
Agency debentures	929	(16)	209	(7)	1,138	(23)
Agency debt securities	737	(15)	1,304	(58)	2,041	(73)
Total temporarily impaired held-to-maturity securities	$11,665	$(276)	$7,013	$(294)	$18,678	$(570)

December 31, 2017:
Available-for-sale securities:
Debt securities:
Agency mortgage-backed securities	$4,638	$(23)	$8,027	$(224)	$12,665	$(247)
Agency debentures	—	—	283	(12)	283	(12)
US Treasuries	—	—	147	(4)	147	(4)
Agency debt securities	9	—	24	(1)	33	(1)
Municipal bonds	—	—	11	—	11	—
Publicly traded equity securities	7	—	—	—	7	—
Total temporarily impaired available-for-sale securities	$4,654	$(23)	$8,492	$(241)	$13,146	$(264)
Held-to-maturity securities:
Agency mortgage-backed securities	$9,982	$(78)	$4,906	$(115)	$14,888	$(193)
Agency debentures	597	(2)	9	—	606	(2)
Agency debt securities	373	(3)	1,345	(32)	1,718	(35)
Total temporarily impaired held-to-maturity securities	$10,952	$(83)	$6,260	$(147)	$17,212	$(230)

E*TRADE Q2 2018 10-Q | Page 70

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company does not believe that any individual unrealized loss in the available-for-sale portfolio or unrecognized loss in the held-to-maturity portfolio as of June 30, 2018 represents a credit loss. The Company does not intend to sell the debt securities in an unrealized or unrecognized loss position as of the balance sheet date and it is not more likely than not that the Company will be required to sell the debt securities before the anticipated recovery of its remaining amortized cost of the debt securities in an unrealized or unrecognized loss position at June 30, 2018.
There were no impairment losses recognized in earnings on available-for-sale or held-to-maturity securities during the six months ended June 30, 2018 and 2017.
Gains on Securities and Other, Net
The following table presents the components of gains on securities and other, net (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Gains on available-for-sale securities	$11	$10	$22	$18
Equity method investment income (loss) and other(1)(2)	4	(3)	3	(1)
Gains on securities and other, net	$15	$7	$25	$17

(1)	Includes $4 million in gains on CRA equity investments for the three months ended June 30, 2018.

(2)
Includes a loss of $2 million and $3 million on hedge ineffectiveness for the three and six months ended June 30, 2017. Beginning January 1, 2018 fair value hedging adjustments are recognized within net interest income. See Note 1—Organization, Basis of Presentation and Summary of Significant Accounting Policies for additional information.

NOTE 7—LOANS RECEIVABLE, NET
The following table presents loans receivable disaggregated by delinquency status (dollars in millions):

		Days Past Due
	Current	30-89	90-179	180+	Total	Unamortized premiums, net	Allowance for loans losses	Loans Receivable, Net
June 30, 2018
One- to four-family	$1,117	$48	$12	$68	$1,245	$8	$(16)	$1,237
Home equity	880	32	16	28	956	—	(36)	920
Consumer and other	216	3	—	—	219	1	(2)	218
Total loans receivable	$2,213	$83	$28	$96	$2,420	$9	$(54)	$2,375

December 31, 2017
One- to four-family	$1,269	$59	$22	$82	$1,432	$9	$(24)	$1,417
Home equity	1,014	36	15	32	1,097	—	(46)	1,051
Consumer and other	185	3	—	—	188	2	(4)	186
Total loans receivable	$2,468	$98	$37	$114	$2,717	$11	$(74)	$2,654
At December 31, 2017, the Company had loans with a carrying value of $17 million classified as held for sale. These loans were presented within other assets as of December 31, 2017 and were sold during the three months ended March 31, 2018.

E*TRADE Q2 2018 10-Q | Page 71

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

At June 30, 2018, the Company pledged $1.9 billion and $0.1 billion of loans as collateral to the FHLB and Federal Reserve Bank of Richmond, respectively. At December 31, 2017, the Company pledged $2.2 billion and $0.2 billion of loans as collateral to the FHLB and Federal Reserve Bank of Richmond, respectively.
Credit Quality and Concentrations of Credit Risk
The Company tracks and reviews factors to predict and monitor credit risk in its mortgage loan portfolio on an ongoing basis. The following tables present the distribution of the Company’s mortgage loan portfolios by credit quality indicator (dollars in millions):

	One- to Four-Family		Home Equity
Current LTV/CLTV(1)	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
<=80%	$937	$1,031	$490	$531
80%-100%	196	256	257	291
100%-120%	71	91	136	176
>120%	41	54	73	99
Total mortgage loans receivable	$1,245	$1,432	$956	$1,097
Average estimated current LTV/CLTV (2)	67%	70%	81%	84%
Average LTV/CLTV at loan origination (3)	71%	71%	82%	81%

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

(3)	Average LTV/CLTV at loan origination calculations are based on LTV/CLTV at time of purchase for one- to four-family purchased loans, HEILs and the maximum available line for HELOCs.

	One- to Four-Family		Home Equity
Current FICO	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
>=720	$711	$805	$492	$548
719 - 700	108	138	92	106
699 - 680	96	105	81	93
679 - 660	76	78	65	79
659 - 620	106	122	93	103
<620	148	184	133	168
Total mortgage loans receivable	$1,245	$1,432	$956	$1,097
One- to four-family loans include loans with an interest-only period, followed by an amortizing period. At June 30, 2018, nearly 100% of these loans were amortizing. The home equity loan portfolio consists of HEILs and HELOCs. HEILs are primarily fully amortizing loans that do not offer the option of an interest-only payment. The majority of HELOCs had an interest only draw period at origination and converted to amortizing loans at the end of the draw period. At June 30, 2018, nearly 100% of the HELOC portfolio had converted from the interest-only draw period.

E*TRADE Q2 2018 10-Q | Page 72

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The weighted average age of our mortgage and consumer loans receivable was 12.3 years and 11.8 years at June 30, 2018 and December 31, 2017, respectively. Approximately 33% and 34% of the Company’s mortgage loans receivable were concentrated in California at June 30, 2018 and December 31, 2017, respectively. Approximately 10% and 9% of the Company's mortgage loans receivable were concentrated in New York at June 30, 2018 and December 31, 2017, respectively. No other state had concentrations of mortgage loans that represented 10% or more of the Company’s mortgage loans receivable at June 30, 2018 and December 31, 2017.
At June 30, 2018, 27% and 18% of the Company’s past-due mortgage loans were concentrated in California and New York, respectively. No other state had concentrations of past-due mortgage loans that represented 10% or more of the Company's past-due mortgage loans. At June 30, 2018, 43% of the Company’s impaired mortgage loans were concentrated in California. No other state had concentrations of impaired mortgage loans that represented 10% or more of the Company's impaired mortgage loans.
Nonperforming Loans
The Company classifies loans as nonperforming when they are no longer accruing interest. The following table presents nonperforming loans by loan portfolio (dollars in millions):

	June 30, 2018	December 31, 2017
One- to four-family	$167	$192
Home equity	87	98
Total nonperforming loans receivable	$254	$290
At June 30, 2018 and December 31, 2017, the Company held $20 million and $26 million, respectively, of real estate owned that was acquired through foreclosure or through a deed in lieu of foreclosure or similar legal agreement. The Company held $74 million and $101 million of loans for which formal foreclosure proceedings were in process at June 30, 2018 and December 31, 2017, respectively.

E*TRADE Q2 2018 10-Q | Page 73

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
The following table presents the allowance for loan losses by loan portfolio (dollars in millions):

	One- to Four-Family		Home Equity		Consumer and other		Total
	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
General reserve:
Quantitative component	$8	$15	$8	$14	$2	$4	$18	$33
Qualitative component	3	3	2	3	—	—	5	6
Specific valuation allowance	5	6	26	29	—	—	31	35
Total allowance for loan losses	$16	$24	$36	$46	$2	$4	$54	$74
Allowance as a % of loans receivable(1)	1.2%	1.6%	3.7%	4.2%	1.1%	2.1%	2.2%	2.7%

(1)	Allowance as a percentage of loans receivable is calculated based on the gross loans receivable including net unamortized premiums for each respective category.

E*TRADE Q2 2018 10-Q | Page 74

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents a roll forward by loan portfolio of the allowance for loan losses (dollars in millions):

	Three Months Ended June 30, 2018
	One- to Four-Family	Home Equity	Consumer and other	Total
Allowance for loan losses, beginning of period	$20	$35	$3	$58
Provision (benefit) for loan losses	(6)	(12)	(1)	(19)
Charge-offs	—	—	(1)	(1)
Recoveries(1)	2	13	1	16
Net (charge-offs) recoveries	2	13	—	15
Allowance for loan losses, end of period	$16	$36	$2	$54

	Three Months Ended June 30, 2017
	One- to Four-Family	Home Equity	Consumer and other	Total
Allowance for loan losses, beginning of period	$46	$162	$5	$213
Provision (benefit) for loan losses	(18)	(81)	—	(99)
Charge-offs	—	(5)	(1)	(6)
Recoveries	1	6	1	8
Net (charge-offs) recoveries	1	1	—	2
Allowance for loan losses, end of period	$29	$82	$5	$116

	Six Months Ended June 30, 2018
	One- to Four-Family	Home Equity	Consumer and other	Total
Allowance for loan losses, beginning of period	$24	$46	$4	$74
Provision (benefit) for loan losses	(11)	(28)	(1)	(40)
Charge-offs	—	—	(2)	(2)
Recoveries(1)	3	18	1	22
Net (charge-offs) recoveries	3	18	(1)	20
Allowance for loan losses, end of period	$16	$36	$2	$54

	Six Months Ended June 30, 2017
	One- to Four-Family	Home Equity	Consumer and other	Total
Allowance for loan losses, beginning of period	$45	$171	$5	$221
Provision (benefit) for loan losses	(18)	(96)	1	(113)
Charge-offs	—	(5)	(3)	(8)
Recoveries	2	12	2	16
Net (charge-offs) recoveries	2	7	(1)	8
Allowance for loan losses, end of period	$29	$82	$5	$116

(1)	Includes a $5 million recovery recognized during the three months ended June 30, 2018 related to the sale of previously charged-off home equity loans.

E*TRADE Q2 2018 10-Q | Page 75

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Total loans receivable designated as held-for-investment decreased $0.3 billion during the six months ended June 30, 2018. The allowance for loan losses was $54 million, or 2.2% of total loans receivable, as of June 30, 2018 compared to $74 million, or 2.7% of total loans receivable, as of December 31, 2017. Net recoveries for the six months ended June 30, 2018 were $20 million compared to $8 million in the same period in 2017.
The benefit for loan losses was $40 million for the six months ended June 30, 2018. The timing and magnitude of the provision (benefit) for loan losses is affected by many factors that could result in variability. These benefits reflected better than expected performance of our portfolio as well as recoveries in excess of prior expectations, including recoveries of previous charge-offs that were not included in our loss estimates.
The following table presents the total recorded investment in loans receivable and allowance for loan losses by loans that have been collectively evaluated for impairment and those that have been individually evaluated for impairment by loan portfolio (dollars in millions):

	Recorded Investment		Allowance for Loan Losses
	June 30,	December 31,	June 30,	December 31,
	2018	2017	2018	2017
Collectively evaluated for impairment:
One- to four-family	$1,049	$1,228	$11	$18
Home equity	804	932	10	17
Consumer and other	220	190	2	4
Total collectively evaluated for impairment	2,073	2,350	23	39
Individually evaluated for impairment:
One- to four-family	204	213	5	6
Home equity	152	165	26	29
Total individually evaluated for impairment	356	378	31	35
Total	$2,429	$2,728	$54	$74
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

E*TRADE Q2 2018 10-Q | Page 76

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents a summary of the Company’s recorded investment in TDRs that were on accrual and nonaccrual status, further disaggregated by delinquency status, in addition to the recorded investment in TDRs (dollars in millions):

		Nonaccrual TDRs
	Accrual TDRs(1)	Current(2)	30-89 Days Delinquent	90-179 Days Delinquent	180+ Days Delinquent	Total Recorded Investment in TDRs (3)(4)
June 30, 2018
One- to four-family	$84	$75	$11	$5	$29	$204
Home equity	96	30	9	4	13	152
Total	$180	$105	$20	$9	$42	$356
December 31, 2017
One- to four-family	$83	$74	$13	$5	$38	$213
Home equity	104	34	10	4	13	165
Total	$187	$108	$23	$9	$51	$378

(1)	Represents loans modified as TDRs that are current and have made six or more consecutive payments.

(2)	Represents loans modified as TDRs that are current but have not yet made six consecutive payments, bankruptcy loans and certain junior lien TDRs that have a delinquent senior lien.

(3)
Total recorded investment in TDRs includes premium (discount), as applicable, and is net of charge-offs, which were $61 million and $134 million for one-to four-family and home equity loans, respectively, as of June 30, 2018 and $67 million and $144 million, respectively, as of December 31, 2017.

(4)
Total recorded investment in TDRs at June 30, 2018 consisted of $271 million of loans modified as TDRs and $85 million of loans that have been charged off due to bankruptcy notification. Total recorded investment in TDRs at December 31, 2017 consisted of $285 million of loans modified as TDRs and $93 million of loans that have been charged off due to bankruptcy notification.

The following tables present the average recorded investment and interest income recognized both on a cash and accrual basis for the Company’s TDRs (dollars in millions):

	Average Recorded Investment		Interest Income Recognized
	Three Months Ended June 30,		Three Months Ended June 30,
	2018	2017	2018	2017
One- to four-family	$206	$231	$2	$2
Home equity	155	184	3	4
Total	$361	$415	$5	$6

	Average Recorded Investment		Interest Income Recognized
	Six Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
One- to four-family	$208	$236	$4	$5
Home equity	160	188	6	8
Total	$368	$424	$10	$13

E*TRADE Q2 2018 10-Q | Page 77

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents detailed information related to the Company’s TDRs and specific valuation allowances (dollars in millions):

	June 30, 2018			December 31, 2017
	Recorded Investment in TDRs	Specific Valuation Allowance	Net Investment in TDRs	Recorded Investment in TDRs	Specific Valuation Allowance	Net Investment in TDRs
With a recorded allowance:
One- to four-family	$54	$5	$49	$54	$6	$48
Home equity	$77	$26	$51	$83	$29	$54
Without a recorded allowance:(1)
One- to four-family	$150	$—	$150	$159	$—	$159
Home equity	$75	$—	$75	$82	$—	$82
Total:
One- to four-family	$204	$5	$199	$213	$6	$207
Home equity	$152	$26	$126	$165	$29	$136

(1)	Represents loans where the discounted cash flow analysis or collateral value is equal to or exceeds the recorded investment in the loan.

E*TRADE Q2 2018 10-Q | Page 78

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following tables present the number of loans and post-modification balances immediately after being modified by major class (dollars in millions):

	Three Months Ended
		Interest Rate Reduction
	Number of Loans	Re-age/ Extension/ Interest Capitalization	Other with Interest Rate Reduction	Other(1)	Total
June 30, 2018
One- to four-family	19	$6	$—	$2	$8
Home equity	16	2	1	—	3
Total	35	$8	$1	$2	$11

June 30, 2017
One- to four-family	4	$1	$—	$1	$2
Home equity	53	2	1	1	4
Total	57	$3	$1	$2	$6

	Six Months Ended
		Interest Rate Reduction
	Number of Loans	Re-age/ Extension/ Interest Capitalization	Other with Interest Rate Reduction	Other(1)	Total
June 30, 2018
One- to four-family	35	$12	$—	$4	$16
Home equity	60	4	1	—	5
Total	95	$16	$1	$4	$21

June 30, 2017
One- to four-family	12	$3	$—	$1	$4
Home equity	214	5	1	9	15
Total	226	$8	$1	$10	$19

(1)	Amounts represent loans whose terms were modified in a manner that did not result in an interest rate reduction, including re-aged loans, extensions, and loans with capitalized interest.

E*TRADE Q2 2018 10-Q | Page 79

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
The Company utilizes fair value hedges to offset exposure to changes in value of certain fixed-rate assets. All of the Company's derivative instruments were designated in fair value hedging relationships at June 30, 2018 and December 31, 2017. For each fair value hedge, both the gain or loss on the derivative, including interest accruals, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in earnings. Hedge accounting is discontinued for fair value hedges if a derivative instrument is sold, terminated or otherwise de-designated. If fair value hedge accounting is discontinued, the previously hedged item is no longer adjusted for changes in fair value through the consolidated statement of income and the cumulative net gain or loss on the hedged item is amortized to net interest income using the effective interest method over the expected remaining life of the hedged item.
Beginning January 1, 2018, the net earnings impact of a fair value hedge that is not perfectly effective is recognized in the interest income line item in the consolidated statement of income. Prior to January 1, 2018, the net earnings impact due to changes in fair value of the derivative and the hedged item, which was previously referred to as ineffectiveness, is reflected in the gains on securities and other, net line item in the consolidated statement of income. The earnings impact of interest accruals on the derivative is reflected in the interest income line item in the consolidated statement of income.
In January 2017, one of the two central clearing organizations through which the Company executes certain of its derivative contracts amended its rulebooks to legally characterize variation margin payments as settlements of the derivatives' exposure rather than collateral against the exposure. By January 2018, both central clearing organizations had adopted similar rulebook amendments. As a result, for centrally cleared derivatives contracts, amounts exchanged with counterparties are reflected as a reduction of the related derivative assets or liabilities, including accrued interest, on the consolidated balance sheet. The Company therefore had no centrally cleared derivative contract assets or liabilities reflected on the consolidated balance sheet as a result of the rulebook changes as of June 30, 2018. At December 31, 2017, the Company had $131 million and $9 million of centrally cleared derivative contract assets and liabilities, respectively, reflected on the consolidated balance sheet.
The consolidated balance sheet and the table below exclude the following as these contracts were executed through a central clearing organization and were settled by variation margin payments:

•	Derivative assets of $453 million and $6 million at June 30, 2018 and December 31, 2017, respectively

•	Derivative liabilities of $4 million and $18 million at June 30, 2018 and December 31, 2017, respectively

E*TRADE Q2 2018 10-Q | Page 80

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Presentation on the Consolidated Balance Sheet
The following table presents a summary of the fair value of derivatives as reported in the consolidated balance sheet (dollars in millions):

		Fair Value
	Notional	Asset(1)	Liability(2)	Net(3)
June 30, 2018
Interest rate contracts:
Fair value hedges	$9,263	$7	$—	$7
Total derivatives designated as hedging instruments(4)	$9,263	$7	$—	$7
December 31, 2017
Interest rate contracts:
Fair value hedges	$8,609	$131	$(14)	$117
Total derivatives designated as hedging instruments(4)	$8,609	$131	$(14)	$117

(1)	Reflected in the other assets line item on the consolidated balance sheet.

(2)	Reflected in the other liabilities line item on the consolidated balance sheet.

(3)	Represents net fair value of derivative instruments for disclosure purposes only.

(4)	All derivatives were designated as hedging instruments at June 30, 2018 and December 31, 2017.
The following table presents the cumulative basis adjustments related to the carrying amount of hedged assets in fair value hedging relationships (dollars in millions):

		Cumulative Amount of Fair Value Hedging Basis Adjustment Included in Carrying Amount of Hedged Assets(2)
	Carrying Amount of Hedged Assets(1)	Total	Discontinued
June 30, 2018
Available-for-sale securities(3)	$12,633	$(410)	$(383)

(1)	The carrying amount includes the impact of basis adjustments on active fair value hedges and the impact of basis adjustments from previously discontinued fair value hedges.

(2)
Represents the increase (decrease) to the carrying amount of hedged assets. The discontinued portion of the cumulative amount of fair value hedging basis adjustments is amortized into net interest income using the effective interest method over the expected remaining life of the hedged items.

(3)
Includes the amortized cost basis of closed portfolios of prepayable securities designated in hedging relationships in which the hedged item is the last layer of principal expected to be remaining throughout the hedge term. As of June 30, 2018, the amortized cost basis of this portfolio was $871 million, the amount of the designated hedged items was $192 million and the cumulative basis adjustments associated with these hedges was $2 million.

E*TRADE Q2 2018 10-Q | Page 81

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Presentation on the Consolidated Statement of Income
The following table presents the effects of fair value hedge accounting on the consolidated statement of income (dollars in millions):

	Interest Income
	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Total interest income	$489	$957

Effects of fair value hedging on total interest income(1)(2)
Agency debentures:
Amounts recognized as interest settlements on derivatives	(1)	(3)
Changes in fair value of hedged items	(16)	(66)
Changes in fair value of derivatives	17	66
Net loss on fair value hedging relationships - agency debentures	—	(3)

Agency mortgage backed securities:
Amounts recognized as interest settlements on derivatives	(2)	(15)
Amortization of basis adjustments from discontinued hedges	7	9
Changes in fair value of hedged items	(97)	(328)
Changes in fair value of derivatives	91	320
Net loss on fair value hedging relationships - agency mortgage backed securities	(1)	(14)
Total net loss on fair value hedging relationships	$(1)	$(17)

(1)	Excludes interest income accruals on hedged items and amounts recognized upon the sale of securities attributable to fair value hedge accounting.

(2)	Excludes interest on variation margin related to centrally cleared derivative contracts.
The following table presents the changes in fair value of interest rate derivative contracts designated as fair value hedges and related hedged items as reflected on the consolidated statement of income (dollars in millions):

	Three Months Ended June 30, 2017
	Hedging Instrument	Hedged Item	Hedge Ineffectiveness(1)
Agency debentures	$(17)	$17	$—
Agency mortgage-backed securities	(46)	44	(2)
Total gains (losses) included in earnings	$(63)	$61	$(2)

(1)	Reflected in the gains on securities and other, net line item on the consolidated statement of income.

	Six Months Ended June 30, 2017
	Hedging Instrument	Hedged Item	Hedge Ineffectiveness(1)
Agency debentures	$(6)	$6	$—
Agency mortgage-backed securities	(33)	30	(3)
Total gains (losses) included in earnings	$(39)	$36	$(3)

(1)	Reflected in the gains on securities and other, net line item on the consolidated statement of income.

E*TRADE Q2 2018 10-Q | Page 82

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9—DEPOSITS
The following table presents the significant components of deposits (dollars in millions):

	Amount		Weighted-Average Rate
	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Sweep deposits	$37,794	$37,734	0.14%	0.01%
Savings deposits	2,859	2,912	0.14%	0.01%
Other deposits(1)	2,011	2,096	0.02%	0.03%
Total deposits	$42,664	$42,742	0.14%	0.01%

(1)
Includes checking deposits, money market deposits and certificates of deposit. As of June 30, 2018 and December 31, 2017, the Company had $195 million and $207 million in non-interest bearing deposits, respectively.

NOTE 10—OTHER BORROWINGS
The following table presents the significant components of other borrowings (dollars in millions):

	June 30, 2018	December 31, 2017
FHLB advances	$850	$500
Trust preferred securities(1)	409	410
Total other borrowings	$1,259	$910
(1) Trust preferred securities begin maturing in 2031.
We substantially completed the redemption of TRUPs in July and expect to redeem all of the remaining TRUPs during the third quarter of 2018. See Note 11—Corporate Debt, Note 15—Commitments, Contingencies and Other Regulatory Matters and Note 16—Subsequent Event.
External Lines of Credit maintained at E*TRADE Securities
E*TRADE Securities' external liquidity lines total approximately $1.3 billion as of June 30, 2018 and include the following:

•
A 364-day, $600 million senior unsecured committed revolving credit facility with a syndicate of banks, with a maturity date in June 2019 which replaced a $450 million 364-day, senior unsecured committed revolving credit facility

•	Secured committed lines of credit with two unaffiliated banks, aggregating to $175 million, with maturity dates in June 2019

•	Unsecured uncommitted lines of credit with three unaffiliated banks aggregating to $125 million, of which $50 million has a maturity date of June 2019 and the remaining line has no maturity date

•	Secured uncommitted lines of credit with several unaffiliated banks aggregating to $375 million with no maturity date
The revolving credit facility contains maintenance covenants related to E*TRADE Securities' minimum consolidated tangible net worth and regulatory net capital ratio. There were no outstanding balances for these lines at June 30, 2018.

E*TRADE Q2 2018 10-Q | Page 83

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 11—CORPORATE DEBT
The following table presents the significant components of corporate debt (dollars in millions):

	Face Value	Discount	Net
June 30, 2018
Interest-bearing notes:
2.95% Notes, due 2022	$600	$(4)	$596
3.80% Notes, due 2027	400	(4)	396
4.50% Notes, due 2028	420	(4)	416
Total corporate debt	$1,420	$(12)	$1,408

December 31, 2017
Interest-bearing notes:
2.95% Notes, due 2022	$600	$(5)	$595
3.80% Notes, due 2027	400	(4)	396
Total corporate debt	$1,000	$(9)	$991
Issuance of Corporate Debt
During the three months ended June 30, 2018, the Company issued $420 million in aggregate principal amount of Senior Notes due 2028. The Senior Notes bear interest at an annual rate of 4.50% and will mature on June 20, 2028. The Senior Notes are our general unsecured senior obligations and rank equally in right of payment with all of our existing and future unsubordinated indebtedness. The Senior Notes effectively rank junior to our secured indebtedness, if any, to the extent of the collateral securing such indebtedness, and are structurally subordinated to all liabilities of our subsidiaries. The Senior Notes are not be guaranteed by the subsidiaries.
The Company used the proceeds from the issuance of the Senior Notes for the redemption of substantially all of the TRUPs issued by ETB Holdings. For additional information about trust preferred securities, see Note 15—Commitments, Contingencies and Other Regulatory Matters and Note 16—Subsequent Event.
Credit Facility
In 2017, the Company entered into an unsecured committed revolving credit facility with certain lenders, which replaced the previous secured committed revolving credit facility entered into in 2014 and increased the Company's total borrowing capacity under the facility to $300 million. The Company has the ability to borrow against the credit facility for working capital and general corporate purposes. The credit facility has terms which include financial maintenance covenants, with which the Company was in compliance at June 30, 2018. The unsecured committed revolving credit facility will mature on June 23, 2020. At June 30, 2018, there was no outstanding balance under this revolving credit facility.

E*TRADE Q2 2018 10-Q | Page 84

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 12—SHAREHOLDERS' EQUITY
Preferred Stock
The following table presents the preferred stock outstanding (in millions except total shares outstanding and per share data):

					Carrying Value at
Description	Issuance Date	Per Annum Dividend Rate	Total Shares Outstanding	Liquidation Preference per Share	June 30, 2018	December 31, 2017
Series A
Fixed-to-Floating Rate Non-Cumulative	8/25/2016	5.875% to, but excluding, 9/15/2026; 3-mo LIBOR + 4.435% thereafter	400,000	$1,000	$394	$394
Series B
Fixed-to-Floating Rate Non-Cumulative	12/6/2017	5.30% to, but excluding, 3/15/2023; 3-mo LIBOR + 3.16% thereafter	3,000	$100,000	295	295
Total			403,000		$689	$689
The following table presents the cash dividend paid on preferred stock (in millions except per share data):

Six Months Ended June 30, 2018					Six Months Ended June 30, 2017
Declaration Date	Record Date	Payment Date	Dividend per Share	Dividend Paid	Declaration Date	Record Date	Payment Date	Dividend per Share	Dividend Paid
Series A (1)
2/8/2018	2/28/2018	3/15/2018	$29.38	$12	2/2/2017	2/28/2017	3/15/2017	$32.64	$13

(1)	Dividends are non-cumulative and payable semi-annually.
On July 26, 2018, the Company's Board of Directors declared a dividend of $4,107.50 per share (equivalent of $41.08 per depositary share, each representing 1/100th ownership interest in a share), or $12 million in the aggregate, to holders of record of the Series B preferred stock and a dividend of $29.38 per share, or $12 million in the aggregate, to holders of record of the Series A preferred stock as of August 31, 2018. The dividends will be paid on September 17, 2018.
Share Repurchases
On July 20, 2017, the Company announced that its Board of Directors authorized the repurchase of up to $1 billion of shares of its common stock. During the three months ended June 30, 2018, the Company repurchased 3.0 million shares of common stock at an average price of $62.51, excluding commissions, for a total of $188 million. As of June 30, 2018, the Company had repurchased a total of $690 million, or 14.2 million shares, of common stock under this program. As of June 30, 2018, $310 million remained available for additional repurchases. As of August 2, 2018, the Company has subsequently repurchased an additional 2.3 million shares of common stock at an average price of $60.80. The Company accounts for share repurchases retired after repurchase by allocating the excess repurchase price over par to additional paid-in-capital.

E*TRADE Q2 2018 10-Q | Page 85

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Accumulated Other Comprehensive Loss
The following tables present after-tax changes in each component of accumulated other comprehensive loss (dollars in millions):

Total (1)
Balance, December 31, 2017	$(26)
Other comprehensive loss before reclassifications	(128)
Amounts reclassified from accumulated other comprehensive loss	(7)
Transfer of held-to-maturity securities to available-for-sale securities(2)	6
Net change	(129)
Cumulative effect of hedge accounting adoption	(7)
Reclassification of tax effects due to federal tax reform	(14)
Balance, March 31, 2018	$(176)
Other comprehensive loss before reclassifications	(51)
Amounts reclassified from accumulated other comprehensive loss	(8)
Net change	(59)
Balance, June 30, 2018(3)	$(235)

(1)	During the six months ended June 30, 2018, the accumulated other comprehensive loss activity related to available-for-sale securities.

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

(3)
Includes unamortized unrealized pre-tax losses of $24 million at June 30, 2018 of which $17 million is related to the transfer of available-for-sale securities to held-to-maturity securities during the three months ended March 31, 2018.

	Available-for-Sale Securities	Foreign Currency Translation	Total
Balance, December 31, 2016	$(139)	$2	$(137)
Other comprehensive income before reclassifications	46	—	46
Amounts reclassified from accumulated other comprehensive loss	(5)	(2)	(7)
Net change	41	(2)	39
Balance, March 31, 2017	$(98)	$—	$(98)
Other comprehensive income before reclassifications	42	—	42
Amounts reclassified from accumulated other comprehensive income	(6)	—	(6)
Net change	36	—	36
Balance, June 30, 2017	$(62)	$—	$(62)

E*TRADE Q2 2018 10-Q | Page 86

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents other comprehensive income (loss) activity and the related tax effect (dollars in millions):

	Three Months Ended June 30,
	2018			2017
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
Other comprehensive income (loss)
Available-for-sale securities:
Unrealized gains (losses), net	$(69)	$18	$(51)	$68	$(26)	$42
Reclassification into earnings, net	(11)	3	(8)	(10)	4	(6)
Net change from available-for-sale securities	(80)	21	(59)	58	(22)	36
Other comprehensive income (loss)	$(80)	$21	$(59)	$58	$(22)	$36

	Six Months Ended June 30,
	2018			2017
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
Other comprehensive income (loss)
Available-for-sale securities:
Unrealized gains (losses), net	$(241)	$62	$(179)	$144	$(56)	$88
Reclassification into earnings, net	(21)	6	(15)	(18)	7	(11)
Transfer of held-to-maturity securities to available-for-sale securities	7	(1)	6	—	—	—
Net change from available-for-sale securities	(255)	67	(188)	126	(49)	77
Reclassification of foreign currency translation gains	—	—	—	(2)	—	(2)
Other comprehensive income (loss)	$(255)	$67	$(188)	$124	$(49)	$75

E*TRADE Q2 2018 10-Q | Page 87

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the consolidated statement of income line items impacted by reclassifications out of accumulated other comprehensive loss (dollars in millions):

Accumulated Other Comprehensive Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Loss				Affected Line Items in the Consolidated Statement of Income
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Available-for-sale securities:	$11	$10	$22	$18	Gains on securities and other, net
	—	—	(1)	—	Interest income
	11	10	21	18	Reclassification into earnings, before tax
	(3)	(4)	(6)	(7)	Income tax expense
	$8	$6	$15	$11	Reclassification into earnings, net

Foreign currency translation:	$—	$—	$—	$2	Other non-interest expenses
	$—	$—	$—	$2	Reclassification into earnings, net

NOTE 13—EARNINGS PER SHARE
The following table presents a reconciliation of basic and diluted earnings per common share (in millions, except share data and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Net income	$250	$193	$497	$338
Preferred stock dividends	—	—	12	13
Net income available to common shareholders	$250	$193	$485	$325

Share data (in thousands):
Basic weighted-average shares outstanding	263,809	275,410	265,220	275,167
Effect of weighted-average dilutive securities:
Restricted stock and options	1,104	843	1,114	1,048
Convertible debentures	16	19	17	155
Diluted weighted-average shares outstanding(1)	264,929	276,272	266,351	276,370

Basic earnings per common share	$0.95	$0.70	$1.83	$1.18
Diluted earnings per common share(1)	$0.95	$0.70	$1.82	$1.17

(1)
The amount of certain restricted stock and options excluded from the calculations of diluted earnings per share due to the anti-dilutive effect was not material for the three and six months ended June 30, 2018 and 2017.

E*TRADE Q2 2018 10-Q | Page 88

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 14—REGULATORY REQUIREMENTS
Broker-Dealer and FCM Capital Requirements
The Company's US broker-dealer, E*TRADE Securities, is subject to the Uniform Net Capital Rule under the Securities Exchange Act of 1934 administered by the SEC and FINRA, which requires the maintenance of minimum net capital. The minimum net capital requirements can be met under either the Aggregate Indebtedness method or the Alternative method. Under the Aggregate Indebtedness method, a broker-dealer is required to maintain net capital equal to or in excess of the greater of 6 2/3% of its aggregate indebtedness, as defined, or a minimum dollar amount. E*TRADE Securities has elected the Alternative method, under which it is required to maintain net capital equal to the greater of $250,000 or 2% of aggregate debit balances arising from customer transactions. The Company’s international broker-dealer subsidiary is subject to capital requirements determined by its respective regulator.
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
At June 30, 2018 and December 31, 2017, all of the Company’s broker-dealer and FCM subsidiaries met applicable minimum net capital requirements. The following table presents a summary of the minimum net capital requirements and excess capital for the Company’s broker-dealer and FCM subsidiaries (dollars in millions):

	Required Net Capital	Net Capital	Excess Net Capital
June 30, 2018:
E*TRADE Securities(1)	$244	$1,374	$1,130
E*TRADE Futures	2	27	25
International broker-dealer	—	19	19
Total	$246	$1,420	$1,174
December 31, 2017:
E*TRADE Securities	$211	$1,213	$1,002
E*TRADE Futures	4	19	15
International broker-dealer	—	19	19
Total	$215	$1,251	$1,036

(1)	E*TRADE Securities paid dividends of $225 million to the parent company during the six months ended June 30, 2018 and $135 million in August 2018.
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

E*TRADE Q2 2018 10-Q | Page 89

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

	June 30, 2018					December 31, 2017
	Actual		Well Capitalized Minimum Capital		Excess Capital	Actual		Well Capitalized Minimum Capital		Excess Capital
	Amount	Ratio	Amount	Ratio	Amount	Amount	Ratio	Amount	Ratio	Amount
E*TRADE Financial(1)
Tier 1 leverage	$4,397	7.1%	$3,077	5.0%	$1,320	$4,386	7.4%	$2,976	5.0%	$1,410
Common equity Tier 1 capital	$3,708	34.3%	$702	6.5%	$3,006	$3,773	33.9%	$722	6.5%	$3,051
Tier 1 risk-based capital	$4,397	40.7%	$864	8.0%	$3,533	$4,386	39.5%	$889	8.0%	$3,497
Total risk-based capital	$4,864	45.0%	$1,080	10.0%	$3,784	$4,874	43.8%	$1,111	10.0%	$3,763
E*TRADE Bank(1)(2)
Tier 1 leverage	$3,499	7.2%	$2,444	5.0%	$1,055	$3,620	7.6%	$2,394	5.0%	$1,226
Common equity Tier 1 capital	$3,499	34.9%	$651	6.5%	$2,848	$3,620	35.7%	$660	6.5%	$2,960
Tier 1 risk-based capital	$3,499	34.9%	$802	8.0%	$2,697	$3,620	35.7%	$812	8.0%	$2,808
Total risk-based capital	$3,553	35.5%	$1,002	10.0%	$2,551	$3,694	36.4%	$1,015	10.0%	$2,679
E*TRADE Savings Bank(1)
Tier 1 leverage	$1,445	26.2%	$275	5.0%	$1,170	$904	26.6%	$170	5.0%	$734
Common equity Tier 1 capital	$1,445	162.2%	$58	6.5%	$1,387	$904	111.1%	$53	6.5%	$851
Tier 1 risk-based capital	$1,445	162.2%	$71	8.0%	$1,374	$904	111.1%	$65	8.0%	$839
Total risk-based capital	$1,445	162.2%	$89	10.0%	$1,356	$905	111.2%	$81	10.0%	$824

(1)
Basel III includes a capital conservation buffer that limits a banking organization’s ability to make capital distributions and discretionary bonus payments to executive officers if a banking organization fails to maintain a Common Equity Tier 1 capital conservation buffer of more than 2.5%, on a fully phased-in basis, of total risk-weighted assets above each of the following minimum risk-based capital ratio requirements: Common Equity Tier 1 capital (4.5%), Tier 1 risk-based capital (6.0%), and Total risk-based capital (8.0%). This requirement was effective beginning on January 1, 2016, and will be fully phased-in by 2019. See Part I. Item 1. Business—Regulation in our Annual Report on Form 10-K for the year ended December 31, 2017 for additional information.

(2)	E*TRADE Bank paid net dividends of $176 million to the parent company during the six months ended June 30, 2018.

E*TRADE Q2 2018 10-Q | Page 90

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 15—COMMITMENTS, CONTINGENCIES AND OTHER REGULATORY MATTERS
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
Litigation Matters
On October 27, 2000, Ajaxo, Inc. (Ajaxo) filed a complaint in the Superior Court for the State of California, County of Santa Clara. Ajaxo sought damages and certain non-monetary relief for the Company’s alleged breach of a non-disclosure agreement with Ajaxo pertaining to certain wireless technology that Ajaxo offered the Company as well as damages and other relief against the Company for their alleged misappropriation of Ajaxo’s trade secrets. Following a jury trial, a judgment was entered in 2003 in favor of Ajaxo against the Company for $1 million for breach of the Ajaxo non-disclosure agreement. The trial court subsequently denied Ajaxo’s requests for additional damages and relief following which Ajaxo appealed. Although the Company paid Ajaxo the full amount due on the above-described judgment, the case was remanded back to the trial court by the California Court of Appeal, and on May 30, 2008, a jury returned a verdict in favor of the Company denying all claims raised and demands for damages against the Company. After various appeals the case was again remanded back to the trial court. Following the third trial in this matter, in a Judgment and Statement of Decision filed September 16, 2015, the Court denied all claims for royalties by Ajaxo. Ajaxo’s post-trial motions were denied. Ajaxo has appealed to the Court of Appeals, Sixth District. The Company will continue to defend itself vigorously in this matter.
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

E*TRADE Q2 2018 10-Q | Page 91

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

On March 26, 2015, a putative class action was filed in the US District Court for the Northern District of California by Ty Rayner, on behalf of himself and all others similarly situated, naming E*TRADE Financial Corporation and E*TRADE Securities as defendants. The complaint alleges that E*TRADE breached a fiduciary duty and unjustly enriched itself in connection with the routing of its customers’ orders to various market-makers and exchanges. The plaintiff seeks unspecified damages, declaratory relief, restitution, disgorgement of payments received by the Company, and attorneys’ fees. On April 2, 2017, the District Court dismissed the complaint in Rayner. The plaintiffs in Rayner appealed and the oral argument was heard by the Second Court of Appeals on December 7, 2017. On July 31, 2018, the Second Court of Appeals upheld the dismissal of the complaint. The Company will continue to defend itself vigorously in these matters.
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

E*TRADE Q2 2018 10-Q | Page 92

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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
The Company’s equity method, cost method and other investments are generally limited liability investments in partnerships, companies and other similar entities, including tax credit partnerships and community development entities, which are not required to be consolidated. The Company had $87 million in unfunded commitments with respect to these investments at June 30, 2018.
At June 30, 2018, the Company had $17 million of certificates of deposit scheduled to mature in less than one year.
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
Prior to 2008, ETB Holdings raised capital through the formation of trusts, which sold TRUPs in the capital markets. The capital securities must be redeemed in whole at the due date, which is generally 30 years after issuance. Each trust issued TRUPs at par, with a liquidation amount of $1,000 per capital security. The trusts used the proceeds from the sale of issuances to purchase subordinated debentures issued by ETB Holdings.

E*TRADE Q2 2018 10-Q | Page 93

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

During the 30-year period prior to the redemption of the TRUPs, ETB Holdings guarantees the accrued and unpaid distributions on these securities, as well as the redemption price of the securities and certain costs that may be incurred in liquidating, terminating or dissolving the trusts (all of which would otherwise be payable by the trusts). At June 30, 2018, management estimated that the maximum potential liability under this arrangement, including the current carrying value of the trusts, was equal to $416 million or the total face value of these securities plus accrued interest payable, which may be unpaid at the termination of the trust arrangement. For additional information on TRUPs, see Note 16—Subsequent Event.

NOTE 16—SUBSEQUENT EVENT
Redemption of Trust Preferred Securities
On July 16, 2018, the Company redeemed $398 million of its outstanding TRUPs. In connection with the redemption, we recognized a loss on early extinguishment of debt of approximately $4 million, consisting of the difference between the carrying value of the TRUPs redeemed and total cash amount paid (including related fees and expenses), together with the unamortized debt issuance costs. Net proceeds from the issuance of $420 million in aggregate principal amount of 4.50% Senior Notes due 2028 were used to redeem the TRUPs. The Company expects to redeem the remaining TRUPs in the third quarter of 2018. For additional information about the debt issuance, see Note 11—Corporate Debt.

E*TRADE Q2 2018 10-Q | Page 94

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

(b)
There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2018, identified in connection with management's evaluation required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

E*TRADE Q2 2018 10-Q | Page 95

PART II

ITEM 1.    LEGAL PROCEEDINGS
Information in response to this item can be found under the heading Litigation Matters in Note 15—Commitments, Contingencies and Other Regulatory Matters to Part I. Item 1. Condensed Consolidated Financial Statements (Unaudited) in this Quarterly Report and is incorporated by reference into this item.
ITEM 1A.    RISK FACTORS
There have been no material changes in the Company's risk factors from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2017.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The table below shows the timing and impact of our share repurchase program, if applicable, and the shares withheld from employees to satisfy tax withholding obligations during the three months ended June 30, 2018 (dollars in millions, except share data and per share amounts):

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of the Publicly Announced Program(3)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program(3)
April 1, 2018 - April 30, 2018	662,308	$59.69	660,000	$459
May 1, 2018 - May 31, 2018	1,322,182	$62.80	1,321,100	$376
June 1, 2018 - June 30, 2018	1,035,652	$64.03	1,030,300	$310
Total	3,020,142	$62.54	3,011,400

(1)	Includes 8,742 shares withheld to satisfy tax withholding obligations associated with restricted shares.

(2)	Excludes commission paid, if any.

(3)
On July 20, 2017, the Company announced that its Board of Directors authorized the repurchase of up to $1 billion of shares of its common stock. The timing and exact amount of any common stock repurchases will depend on various factors, including market conditions and the Company's capital position.

E*TRADE Q2 2018 10-Q | Page 96

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.     MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
None.
ITEM 6.    EXHIBITS

Exhibit Number	Description

4.1
Third Supplemental Indenture, dated as of June 20, 2018, between E*TRADE Financial Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on June 20, 2018).

4.2	Form of 4.500% Senior Notes due 2028 (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on June 20, 2018).
*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

E*TRADE Q2 2018 10-Q | Page 97

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: August 6, 2018

E*TRADE Financial Corporation (Registrant)

By	/S/ KARL A. ROESSNER
Karl A. Roessner
Chief Executive Officer
(Principal Executive Officer)

By	/S/ MICHAEL A. PIZZI
Michael A. Pizzi
Chief Financial Officer
(Principal Financial Officer)

By	/S/ BRENT B. SIMONICH
Brent B. Simonich
Corporate Controller
(Principal Accounting Officer)

E*TRADE Q2 2018 10-Q | Page 98